Form 10-Q
period 2013-09-30
TOMPKINS FINANCIAL CORP
filed 2013-11-12
CIK 1005817

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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
Large Accelerated Filer ☐	Accelerated Filer ☒
Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐ No ☒.

Indicate the number of shares of the Registrant’s Common Stock outstanding as of the latest practicable date:

Class	Outstanding as of October 31, 2013
Common Stock, $0.10 par value	14,709,021 shares

TOMPKINS FINANCIAL CORPORATION

FORM 10-Q

TOMPKINS FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CONDITION

(In thousands, except share and per share data) (Unaudited)	As of	As of
ASSETS	09/30/2013	12/31/2012
Cash and noninterest bearing balances due from banks	$87,595	$117,448
Interest bearing balances due from banks	985	1,482
Cash and Cash Equivalents	88,580	118,930

Trading securities, at fair value	11,530	16,450
Available-for-sale securities, at fair value (amortized cost of $1,359,757 at September 30, 2013 and $1,349,416 at December 31, 2012)	1,358,930	1,393,340
Held-to-maturity securities, fair value of $20,403 at September 30, 2013, and $25,163 at December 31, 2012	19,773	24,062
Originated loans and leases, net of unearned income and deferred costs and fees	2,420,695	2,133,106
Acquired loans and leases, covered	27,363	37,600
Acquired loans and leases, non-covered	671,254	783,904
Less: Allowance for loan and lease losses	26,408	24,643
Net Loans and Leases	3,092,904	2,929,967

FDIC Indemnification Asset	4,536	4,385
Federal Home Loan Bank stock and Federal Reserve Bank stock	21,955	19,388
Bank premises and equipment, net	55,607	54,581
Corporate owned life insurance	68,087	65,102
Goodwill	92,140	92,305
Other intangible assets, net	16,841	18,643
Accrued interest and other assets	101,545	100,044
Total Assets	$4,932,428	$4,837,197
LIABILITIES
Deposits:
Interest bearing:
Checking, savings and money market	2,219,136	2,144,367
Time	906,173	973,883
Noninterest bearing	847,447	831,919
Total Deposits	3,972,756	3,950,169

Federal funds purchased and securities sold under agreements to repurchase	162,117	213,973
Other borrowings, including certain amounts at fair value of $11,304 at September 30, 2013 and $11,847 at December 31, 2012	242,177	111,848
Trust preferred debentures	37,127	43,668
Other liabilities	73,975	76,179
Total Liabilities	$4,488,152	$4,395,837
EQUITY
Tompkins Financial Corporation shareholders’ equity:
Common Stock - par value $.10 per share: Authorized 25,000,000 shares; Issued: 14,728,581 at September 30, 2013; and 14,426,711 at December 31, 2012	1,473	1,443
Additional paid-in capital	343,276	334,649
Retained earnings	128,700	108,709
Accumulated other comprehensive loss	(27,751)	(2,106)
Treasury stock, at cost – 103,282 shares at September 30, 2013, and 100,054 shares at December 31, 2012	(2,972)	(2,787)

Total Tompkins Financial Corporation Shareholders’ Equity	442,726	439,908
Noncontrolling interests	1,550	1,452
Total Equity	$444,276	$441,360
Total Liabilities and Equity	$4,932,428	$4,837,197

See notes to unaudited condensed consolidated financial statements

 TOMPKINS FINANCIAL CORPORATION
 CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Nine Months Ended
(In thousands, except per share data) (Unaudited)	09/30/2013	09/30/2012	09/30/2013	09/30/2012
INTEREST AND DIVIDEND INCOME
Loans	$38,048	$34,003	$112,027	$84,709
Due from banks	1	6	9	14
Federal funds sold	0	0	0	2
Trading securities	147	182	472	569
Available-for-sale securities	7,830	8,317	23,222	23,016
Held-to-maturity securities	160	208	528	658
Federal Home Loan Bank stock and Federal Reserve Bank stock	193	203	538	620
Total Interest and Dividend Income	46,379	42,919	136,796	109,588
INTEREST EXPENSE
Time certificates of deposits of $100,000 or more	1,208	1,043	3,651	2,497
Other deposits	1,894	2,105	6,093	5,930
Federal funds purchased and securities sold under agreements to repurchase	901	1,174	2,877	3,340
Trust preferred debentures	660	489	2,037	1,296
Other borrowings	1,243	1,365	3,634	4,231
Total Interest Expense	5,906	6,176	18,292	17,294
Net Interest Income	40,473	36,743	118,504	92,294
Less: Provision for loan and lease losses	2,049	1,042	5,576	3,178
Net Interest Income After Provision for Loan and Lease Losses	38,424	35,701	112,928	89,116
NONINTEREST INCOME
Insurance commissions and fees	7,160	5,786	21,588	13,184
Investment services income	3,694	3,614	11,180	10,504
Service charges on deposit accounts	2,254	1,988	6,186	5,366
Card services income	1,735	1,504	5,163	4,353
Mark-to-market loss on trading securities	(87)	(41)	(472)	(198)
Mark-to-market gain (loss) on liabilities held at fair value	119	(27)	543	138
Net other-than-temporary impairment losses	0	(55)	0	(120)
Other income	3,372	2,116	7,548	5,151
Gain (loss) on sale of available-for-sale securities	281	(112)	723	822
Total Noninterest Income	18,528	14,773	52,459	39,200
NONINTEREST EXPENSES
Salaries and wages	16,755	13,892	48,618	36,273
Pension and other employee benefits	5,606	4,826	17,014	13,248
Net occupancy expense of premises	2,850	2,472	8,865	6,070
Furniture and fixture expense	1,448	1,364	4,367	3,580
FDIC insurance	808	759	2,401	1,841
Amortization of intangible assets	544	426	1,648	684
Merger related expenses	0	13,842	228	14,814
Other operating expense	9,543	8,613	29,710	22,910
Total Noninterest Expenses	37,554	46,194	112,851	99,420
Income Before Income Tax Expense	19,398	4,280	52,536	28,896
Income Tax Expense	5,316	761	15,873	8,674
Net Income attributable to Noncontrolling Interests and Tompkins Financial Corporation	14,082	3,519	36,663	20,222
Less: Net income attributable to noncontrolling interests	33	32	98	98
Net Income Attributable to Tompkins Financial Corporation	$14,049	$3,487	$36,565	$20,124
Basic Earnings Per Share	$0.96	$0.26	$2.51	$1.63
Diluted Earnings Per Share	$0.95	$0.25	$2.50	$1.63

See notes to unaudited condensed consolidated financial statements.

Consolidated Statements of Comprehensive Income

	Three Months Ended
(in thousands) (Unaudited)	09/30/2013	09/30/2012
Net income attributable to noncontrolling interests and Tompkins Financial Corporation	$14,082	$3,519
Other comprehensive income, net of tax:

Available-for-sale securities:
Change in net unrealized (loss) gain during the period	(318)	3,706
Reclassification adjustment for net realized (gain) loss on sale of available-for-sale securities included in net income	(169)	67
Change in non-credit impairment losses on available-for-sale securities	0	33

Employee benefit plans:
Amortization of net retirement plan actuarial gain	387	349
Amortization of net retirement plan prior service cost	8	8
Amortization of net retirement plan transition liability	8	10

Other comprehensive (loss) income	(84)	4,173

Subtotal comprehensive income attributable to noncontrolling interests and Tompkins Financial Corporation	13,998	7,692
Less: Net income attributable to noncontrolling interests	(33)	(32)
Total comprehensive income attributable to Tompkins Financial Corporation	$13,965	$7,660
See notes to unaudited condensed consolidated financial statements.

Consolidated Statements of Comprehensive Income

	Nine Months Ended
(in thousands) (Unaudited)	09/30/2013	09/30/2012
Net income attributable to noncontrolling interests and Tompkins Financial Corporation	$36,663	$20,222
Other comprehensive income, net of tax:

Available-for-sale securities:
Change in net unrealized (loss) gain during the period	(26,420)	7,657
Reclassification adjustment for net realized gain on sale of available-for-sale securities included in net income	(434)	(494)
Change in non-credit impairment losses on available-for-sale securities	0	72

Employee benefit plans:
Amortization of net retirement plan actuarial gain	1,160	1,046
Amortization of net retirement plan prior service cost	26	26
Amortization of net retirement plan transition liability	23	30

Other comprehensive (loss) income	(25,645)	8,337

Subtotal comprehensive income attributable to noncontrolling interests and Tompkins Financial Corporation	11,018	28,559
Less: Net income attributable to noncontrolling interests	(98)	(98)
Total comprehensive income attributable to Tompkins Financial Corporation	$10,920	$28,461

See notes to unaudited condensed consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands) (Unaudited)	09/30/2013	09/30/2012
OPERATING ACTIVITIES
Net income attributable to Tompkins Financial Corporation	$36,565	$20,124
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	5,576	3,178
Depreciation and amortization of premises, equipment, and software	4,284	3,810
Amortization of intangible assets	1,648	684
Earnings from corporate owned life insurance	(1,482)	(1,246)
Net amortization on securities	10,724	8,615
Other than temporary impairment loss	0	120
Mark-to-market loss on trading securities	472	198
Mark-to-market gain on liabilities held at fair value	(543)	(138)
Gain on securities transactions	(723)	(822)
Net gain on sale of loans	(212)	(579)
Proceeds from sale of loans	7,076	25,660
Loans originated for sale	(8,271)	(24,913)
Gain on redemption of trust preferred	(1,410)	0
Net gain on sale of bank premises and equipment	(7)	2
Stock-based compensation expense	960	975
Decrease (increase) in accrued interest receivable	927	(1,381)
Decrease in accrued interest payable	(809)	(686)
Proceeds from maturities and payments of trading securities	4,425	1,996
Contribution to pension plan	0	(5,000)
Decrease in FDIC prepaid insurance	5,386	0
Other, net	13,029	(6,033)
Net Cash Provided by Operating Activities	77,615	24,564
INVESTING ACTIVITIES
Proceeds from maturities, calls and principal paydowns of available-for-sale securities	197,009	236,181
Proceeds from sales of available-for-sale securities	99,378	180,545
Proceeds from maturities, calls and principal paydowns of held-to-maturity securities	11,798	10,321
Purchases of available-for-sale securities	(316,705)	(364,721)
Purchases of held-to-maturity securities	(7,511)	(11,155)
Net increase in loans	(167,106)	(62,872)
Net (increase) decrease in Federal Home Loan Bank stock and Federal Reserve Bank stock	(2,567)	3,121
Proceeds from sale of bank premises and equipment	116	42
Purchases of bank premises and equipment	(4,811)	(5,021)
(Purchase) redemption of corporate owned life insurance	(1,500)	0
Net cash used in acquisition	0	4,289
Other, net	(3,417)	(748)
Net Cash Used in Investing Activities	(195,316)	(10,018)
FINANCING ACTIVITIES
Net increase in demand, money market, and savings deposits	90,297	217,264
Net decrease in time deposits	(67,710)	(25,419)
Net decrease in Federal funds purchases and securities sold under agreements to repurchase	(51,856)	(81,784)
Increase in other borrowings	194,674	20,000
Repayment of other borrowings	(63,801)	(80,476)
Redemption of trust preferred debentures	(5,191)	0
Cash dividends	(16,574)	(13,561)
Common stock issued	0	37,978
Shares issued for dividend reinvestment plan	3,009	939
Shares issued for employee stock ownership plan	717	1,037
Net shares issued related to restricted stock awards	(68)	0
Net proceeds from exercise of stock options	3,639	2,416
Tax benefit from stock option exercises	215	159
Net Cash Provided by Financing Activities	87,351	78,553
Net (Decrease) Increase in Cash and Cash Equivalents	(30,350)	93,099
Cash and cash equivalents at beginning of period	118,930	49,567
Total Cash & Cash Equivalents at End of Period	88,580	142,666

See notes to unaudited condensed consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands) (Unaudited)

	09/30/2013	09/30/2012
Supplemental Information:
Cash paid during the year for - Interest	$21,534	$17,980
Cash paid during the year for - Taxes	6,283	13,314
Transfer of loans to other real estate owned	4,407	492

See notes to unaudited condensed consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)
				Accumulated
		Additional		Other		Non-
	Common	Paid-in	Retained	Comprehensive	Treasury	controlling
(in thousands except share and per share data)	Stock	Capital	Earnings	(Loss) Income	Stock	Interests	Total
Balances at January 1, 2012	$1,116	$206,395	$96,445	$(3,677)	$(2,588)	$1,452	$299,143
Net income attributable to noncontrolling interests and Tompkins Financial Corporation			20,124			98	20,222
Other comprehensive income				8,337			8,337
Total Comprehensive Income							28,559
Cash dividends ($1.08 per share)			(13,561)				(13,561)
Exercise of stock options and related tax benefit (89,451 shares, net)	9	2,566					2,575
Stock-based compensation expense		975					975
Shares issued for dividend reinvestment plan (23,247 shares, net)	2	937					939
Shares issued for employee stock ownership plan (25,655 shares)	2	1,035					1,037
Directors deferred compensation plan (2,491 shares, net)		100			(100)		0
Common stock issued (1,006,250 shares)	101	37,877					37,978
Common stock issued for purchase acquisition (2,093,689 shares)	209	83,096					83,305
Forfeiture of restricted shares (3,618 shares)							0
Balances at September 30, 2012	$1,439	$332,981	$103,008	$4,660	$(2,688)	$1,550	$440,950

Balances at January 1, 2013	$1,443	$334,649	$108,709	$(2,106)	$(2,787)	$1,452	$441,360
Net income attributable to noncontrolling interests and Tompkins Financial Corporation			36,565			98	36,663
Other comprehensive loss				(25,645)			(25,645)
Total Comprehensive Income							11,018
Cash dividends ($1.14 per share)			(16,574)				(16,574)
Exercise of stock options and related tax benefit (111,307 shares, net)	11	3,843					3,854
Shares issued for dividend reinvestment plan (70,530 shares, net)	7	3,002					3,009
Compensation expense stock options		960					960
Shares issued for employee stock ownership plan (17,290 shares, net)	2	715					717
Directors deferred compensation plan (3,228 shares, net)		185			(185)		0
Shares issued related to restricted stock awards (106,325 shares)	10	(10)					0
Shares redeemed related to restricted stock awards (1,298 shares)		(68)					(68)
Forfeiture of restricted shares (2,284 shares)							0
Balances at September 30, 2013	$1,473	$343,276	$128,700	$(27,751)	$(2,972)	$1,550	$444,276

See notes to unaudited condensed consolidated financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Business

Tompkins Financial Corporation (“Tompkins” or the “Company”) is headquartered in Ithaca, New York and is registered as a Financial Holding Company with the Federal Reserve Board under the Bank Holding Company Act of 1956, as amended. The Company is a locally oriented, community-based financial services organization that offers a full array of products and services, including commercial and consumer banking, leasing, trust and investment management, financial planning and wealth management, insurance, and brokerage services. At September 30, 2013, the Company’s subsidiaries included:  four wholly-owned banking subsidiaries, Tompkins Trust Company (the “Trust Company”), The Bank of Castile, Mahopac National Bank, VIST Bank; TFA Wealth Management, Inc., (“TFA Wealth Management”) a wholly owned registered investment advisor; and a wholly-owned insurance agency subsidiary, Tompkins Insurance Agencies, Inc. (“Tompkins Insurance”). TFA Wealth Management and the trust division of the Trust Company provide a full array of investment services under the Tompkins Financial Advisors brand, including investment management, trust and estate, financial and tax planning as well as life, disability and long-term care insurance services.  VIST Bank, through its VIST Capital Management brand (“VIST Capital Management”) provides investment advisory, retirement planning solutions, and brokerage services to our customers in southeastern Pennsylvania.  The Company’s principal offices are located at The Commons, Ithaca, New York, 14851, and its telephone number is (888) 503-5753.  The Company’s common stock is traded on the NYSE MKT LLC under the Symbol “TMP.”

As a registered financial holding company, the Company is regulated under the Bank Holding Company Act of 1956 (“BHC Act”), as amended and is subject to examination and comprehensive regulation by the Federal Reserve Board (“FRB”). The Company is also subject to the jurisdiction of the Securities and Exchange Commission (“SEC”) and is subject to disclosure and regulatory requirements under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended.  The Company is subject to the rules of the NYSE MKT LLC for listed companies.

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

ASU 2013-02, “Comprehensive Income (Topic 220) – Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.”  ASU 2013-02 amends recent guidance related to the reporting of comprehensive income to enhance the reporting of reclassifications out of accumulated other comprehensive income. ASU 2013-02 became effective for the Company on January 1, 2013 and did not have a significant impact on the Company’s financial statements other than providing the additional required disclosure in Note 10  – “Other Comprehensive Income (Loss)”.

 4. Mergers and Acquisitions

On August 1, 2012, Tompkins completed its acquisition of VIST Financial Corp. (“VIST Financial”), a financial holding company headquartered in Wyomissing, Pennsylvania, and parent to VIST Bank, VIST Insurance, LLC (“VIST Insurance”), and VIST Capital Management, LLC (“VIST Capital Management”).   On the acquisition date, VIST Financial had $1.4 billion in total assets, which included $889.3 million in loans, and also had $1.2 billion in deposits.   On the acquisition date, VIST Financial was merged into Tompkins.  VIST Bank, a Pennsylvania state-chartered commercial bank, became a wholly-owned subsidiary of Tompkins and will continue to operate as a separate subsidiary bank of Tompkins.  VIST Insurance was merged into Tompkins Insurance Agencies, Inc., and VIST Capital Management became part of VIST Bank.  The acquisition expands the Company’s presence into the southeastern region of Pennsylvania.

The acquisition was a merger transaction.  Under the terms of the merger agreement, each share of VIST Financial common stock was cancelled and converted into the right to receive 0.3127 shares of Tompkins common stock, with any fractional share entitlement paid in cash, resulting in the Company issuing 2,093,689 shares at a fair value of $82.2 million.  The Company also paid $1.2 million to retire outstanding VIST Financial employee stock options; while other VIST Financial employee stock options were converted into options to purchase Tompkins’ common stock, with an aggregate fair value of $1.1 million.  In addition, immediately prior to the completion of the merger, Tompkins purchased from the United States Department of the Treasury the issued and outstanding shares of VIST Financial Fixed Rate Cumulative Perpetual Preferred Stock, Series A, as well as the warrant to purchase shares of VIST Financial common stock issued in connection with the issuance of the preferred stock (the “TARP Purchase”) for an aggregate purchase price of $26.5 million. The securities purchased in the TARP Purchase were cancelled in connection with the consummation of the merger.

The acquisition was accounted for under the acquisition method of accounting and accordingly, assets acquired, liabilities assumed and consideration exchanged were recorded at their estimated fair values as of the acquisition date.   VIST Financial’s assets and liabilities were recorded at their preliminary estimated fair values as of August 1, 2012, the acquisition date, and VIST Financial’s results of operations have been included in the Company’s Consolidated Statements of Income since that date.

The assets acquired and liabilities assumed in the acquisition were recorded at their estimated fair values based upon management’s best estimates using information available at the date of the acquisition, including the use of a third party valuation specialist.  The fair values were preliminary estimates and subject to adjustment for up to one year after the closing date of the acquisition.  The one year period ended August 1, 2013.  The following table summarizes the estimated fair value of the acquired assets and liabilities.

Consideration Paid (in thousands)	August 1, 2012

Tompkins common stock issued	$82,198
Cash payment for fractional shares	13
Cash payments for VIST Financial employee stock options	1,236
Fair value of VIST Financial employee stock options, converted to Tompkins’ common stock options	1,107
Cash payment for VIST Financial TARP, warrants and accrued and unpaid dividends	26,454
$111,008

Recognized amounts of identifiable assets acquired and liabilities assumed at estimated fair value
Cash and cash equivalents	$32,985
Available-for-sale securities	376,298
FHLB stock	4,751
Loans and leases	889,336
Premises and equipment	7,343
Identifiable intangible assets	16,017
Accrued interest receivable and other assets	68,045
Deposits	(1,185,235)
Borrowings	(138,263)
Other liabilities	(7,698)

Total identifiable assets	$63,579

Goodwill	$47,429

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

The following is a summary of the loans acquired in the VIST Financial acquisition as of the closing date.

(in thousands)	Acquired Credit Impaired Loans	Acquired Non- Credit Impaired Loans	Total Acquired Loans

Contractually required principal and interest at acquisition	$159,325	$1,058,708	$1,218,033
Contractual cash flows not expected to be collected (non-accretable difference)	57,545	0	57,545
Expected cash flows at acquisition	101,780	1,058,708	1,160,488
Interest component of expected cash flows (accretable difference)	10,008	261,144	271,152
Fair value of acquired loans	91,772	797,564	889,336

The core deposit intangible and customer related intangibles totaled $10.7 million and $5.3 million, respectively, and are being amortized over their estimated useful lives of approximately 10 years and 15 years, respectively, using an accelerated method.  The second quarter of 2013 included an adjustment of $165,000 to goodwill due to the completion of the final income tax return related to the VIST acquisition.  The goodwill is not being amortized but will be evaluated at least annually for impairment. The goodwill, core deposit intangibles, and customer related intangibles are not deductible for taxes.

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

Direct costs related to the acquisition were expensed as incurred.  During the twelve months ended December 31, 2012, the Company incurred $15.6 million of merger and acquisition integration-related expenses, which have been separately stated in the Company’s Consolidated Statements of Income.  For the nine months ended September 30, 2013, the Company incurred $228,000 of merger and acquisition integration-related expenses.

5. Securities

Available-for-Sale Securities
The following table summarizes available-for-sale securities held by the Company at September 30, 2013:
	Available-for-Sale Securities
September 30, 2013	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(in thousands)
Obligations of U.S. Government sponsored entities	$569,867	$9,233	$6,189	$572,911
Obligations of U.S. states and political subdivisions	72,981	1,278	1,335	72,924
Mortgage-backed securities – residential, issued by
U.S. Government agencies	131,347	3,009	2,354	132,002
U.S. Government sponsored entities	578,161	9,184	13,334	574,011
Non-U.S. Government agencies or sponsored entities	375	8	0	383
U.S. corporate debt securities	5,002	28	300	4,730
Total debt securities	1,357,733	22,740	23,512	1,356,961
Equity securities	2,024	0	55	1,969
Total available-for-sale securities	$1,359,757	$22,740	$23,567	$1,358,930

The following table summarizes available-for-sale securities held by the Company at December 31, 2012:
	Available-for-Sale Securities
December 31, 2012	Amortized Cost1	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(in thousands)
U.S. Treasury securities	$1,001	$3	$0	$1,004
Obligations of U.S. Government sponsored entities	570,871	22,909	2	593,778
Obligations of U.S. states and political subdivisions	76,803	2,326	73	79,056
Mortgage-backed securities – residential, issued by
U.S. Government agencies	162,853	5,362	548	167,667
U.S. Government sponsored entities	526,364	15,759	1,768	540,355
Non-U.S. Government agencies or sponsored entities	4,457	40	143	4,354
U.S. corporate debt securities	5,009	87	13	5,083
Total debt securities	1,347,358	46,486	2,547	1,391,297
Equity securities	2,058	0	15	2,043
Total available-for-sale securities	$1,349,416	$46,486	$2,562	$1,393,340
1 Net of other-than-temporary impairment losses recognized in earnings.

Held-to-Maturity Securities
The following table summarizes held-to-maturity securities held by the Company at September 30, 2013:

	Held-to-Maturity Securities
September 30, 2013	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(in thousands)
Obligations of U.S. states and political subdivisions	$19,773	$633	$3	$20,403
Total held-to-maturity debt securities	$19,773	$633	$3	$20,403

The following table summarizes held-to-maturity securities held by the Company at December 31, 2012:

	Held-to-Maturity Securities
December 31, 2012	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(in thousands)
Obligations of U.S. states and political subdivisions	$24,062	$1,101	$0	$25,163
Total held-to-maturity debt securities	$24,062	$1,101	$0	$25,163

Realized gains on available-for-sale securities were $303,000 and $808,000 in the third quarter and nine months ending September 30, 2013, respectively, and $251,000 and $1,185,000 in the same periods of 2012.  Realized losses on available-for-sale securities were $22,000 and $85,000 in the third quarter and nine months ending September 30, 2013, respectively, and $363,000 in the same time periods of 2012.

The following table summarizes available-for-sale securities that had unrealized losses at September 30, 2013:

	Less than 12 Months		12 Months or Longer		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of U.S. Government sponsored entities	$277,303	$6,189	$0	$0	$277,303	$6,189
Obligations of U.S. states and political subdivisions	30,305	1,335	0	0	30,305	1,335

Mortgage-backed securities – issued by
U.S. Government agencies	57,139	2,128	7,880	226	65,019	2,354
U.S. Government sponsored entities	310,494	11,774	39,069	1,560	349,563	13,334
U.S. corporate debt securities	2,200	300	0	0	2,200	300
Equity securities	0	0	945	55	945	55
Total available-for-sale securities	$677,441	$21,726	$47,894	$1,841	$725,335	$23,567

The following table summarizes held-to-maturity securities that had unrealized losses at September 30, 2013.

	Less than 12 Months		12 Months or Longer		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Obligations of U.S. states and political subdivisions	$2,688	$3	$0	$0	$2,688	$3

Total held-to-maturity securities	$2,688	$3	$0	$0	$2,688	$3

The following table summarizes available-for-sale securities that had unrealized losses at December 31, 2012:

	Less than 12 Months		12 Months or Longer		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of U.S. Government sponsored entities	$1,147	$2	$0	$0	$1,147	$2
Obligations of U.S. states and political subdivisions	10,307	73	0	0	10,307	73

Mortgage-backed securities – residential, issued by
U.S. Government agencies	40,022	548	0	0	40,022	548
U.S. Government sponsored entities	128,365	1,768	0	0	128,365	1,768
Non-U.S. Government agencies or sponsored entities	833	143	0	0	833	143
U.S. corporate debt securities	2,487	13	0	0	2,487	13
Equity securities	985	15	0	0	985	15

Total available-for-sale securities	$184,146	$2,562	$0	$0	$184,146	$2,562

There were no unrealized losses on held-to-maturity securities at December 31, 2012.

The gross unrealized losses reported at September 30, 2013 and December 31, 2012 for mortgage-backed securities-residential relate to investment securities issued by U.S. government sponsored entities such as Federal National Mortgage Association and Federal Home Loan Mortgage Corporation, and U.S. government agencies such as Government National Mortgage Association, and non-U.S. Government agencies or sponsored entities.  The total gross unrealized losses shown in the table above were primarily attributable to changes in interest rates and levels of market liquidity, relative to when the investment securities were purchased, and generally not due to the credit quality of the investment securities.

The Company does not intend to sell the securities that are in an unrealized loss position and it is not more-likely-than not that the Company will be required to sell these available-for-sale investment securities before recovery of their amortized cost basis, which may be at maturity.  Accordingly, as of September 30, 2013, and December 31, 2012, management believes the unrealized losses detailed in the tables above are not other-than-temporary.

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

As of September 30, 2013, the Company owned one corporate (non-agency) collateralized mortgage obligation issue (“CMO”) in a senior tranche of which the aggregate historical cost basis for this non-agency CMO was less than its estimated fair value.  At September 30, 2013, this non-agency CMO with an amortized cost basis of $375,000 was collateralized by residential real estate and is not currently deferring or in default of interest payments to the Company.  As of December 31, 2012, the Company owned 5 corporate, non-U.S. Government agency collateralized mortgage obligation issues (“CMO’s”) in super senior or senior tranches of which the aggregate historical cost basis for 3 of these non-agency CMO’s was greater than their estimated fair value.  At December 31, 2012, all 5 non-agency CMO’s with an amortized cost basis of $4.5 million were collateralized by residential real estate.  None of the 5 non-agency CMO’s whose aggregate historical cost basis was greater than their estimated fair value were deferring or were in default of interest payments to the Company.

During the first quarter of 2013, the Company sold three non-agency CMO securities for a gain of approximately $94,000.  Prior to the first quarter of 2013, these three non-agency CMO securities were determined to be other-than-temporarily impaired and the Company did recognize net credit impairment charges to earnings of $441,000 over the life of these three securities.  Also during the first quarter of 2013, one non-agency CMO security was repaid in full.  The Company did not recognize any net credit impairment charge to earnings on these securities in 2013.  The Company did recognize $55,000 and $120,000, respectively, in net credit impairment charges to earnings on these securities in the third quarter and nine months ending September 30, 2012.

The following table summarizes the roll-forward of credit losses on debt securities held by the Company for which a portion of an other-than-temporary impairment is recognized in other comprehensive income:

	Three Months Ended		Nine Months Ended
(in thousands)	09/30/2013	09/30/2012	09/30/2013	09/30/2012
Credit losses at beginning of the period	$0	$310	$441	$245
Credit losses related to securities for which an other-than-temporary impairment was previously recognized	0	55	0	120
Sales of securities for which an other-than-temporary impairment was previously recognized	0	0	(441)	0
Ending balance of credit losses on debt securities held for which a portion of an other-than-temporary impairment was recognized in other comprehensive income	$0	$365	$0	$365

The amortized cost and estimated fair value of debt securities by contractual maturity are shown in the following table.  Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.  Mortgage-backed securities are shown separately since they are not due at a single maturity date.

September 30, 2013
(in thousands)	Amortized Cost	Fair Value
Available-for-sale securities:
Due in one year or less	$26,371	$26,486
Due after one year through five years	224,856	234,238
Due after five years through ten years	365,281	359,993
Due after ten years	31,342	29,848
Total	647,850	650,565
Mortgage-backed securities	709,883	706,396
Total available-for-sale debt securities	$1,357,733	$1,356,961

December 31, 2012
(in thousands)	Amortized Cost1	Fair Value
Available-for-sale securities:
Due in one year or less	$39,552	$39,990
Due after one year through five years	355,296	370,933
Due after five years through ten years	255,795	264,966
Due after ten years	3,041	3,032
Total	653,684	678,921
Mortgage-backed securities	693,674	712,376
Total available-for-sale debt securities	$1,347,358	$1,391,297
1 Net of other-than-temporary impairment losses recognized in earnings.

September 30, 2013
(in thousands)	Amortized Cost	Fair Value
Held-to-maturity securities:
Due in one year or less	$11,093	$11,151
Due after one year through five years	6,071	6,427
Due after five years through ten years	2,030	2,216
Due after ten years	579	609
Total held-to-maturity debt securities	$19,773	$20,403

December 31, 2012
(in thousands)	Amortized Cost	Fair Value
Held-to-maturity securities:
Due in one year or less	$13,070	$13,154
Due after one year through five years	7,974	8,535
Due after five years through ten years	2,283	2,619
Due after ten years	735	855
Total held-to-maturity debt securities	$24,062	$25,163

The Company also holds non-marketable Federal Home Loan Bank New York (“FHLBNY”) stock, non-marketable Federal Home Loan Bank Pittsburgh (“FHLBPITT”) stock, non-marketable Atlantic Central Bankers Bank (“ACBB”) stock, and non-marketable Federal Reserve Bank (“FRB”) stock.  The required investment in FHLB stock is tied to the Company’s borrowing levels with each FHLB.  Holdings of FHLBNY stock, FHLBPITT stock, ACBB stock, and FRB stock totaled $14.1 million, $5.7 million, $95,000, and $2.1 million at September 30, 2013, respectively, and $13.2 million, $4.1 million, $95,000 and $2.1 million at December 31, 2012, respectively.  These securities are carried at par, which is also cost.  The FHLBNY and FHLBPITT continue to pay dividends and repurchase stock.  As such, the Company has not recognized any impairment on its holdings of FHLBNY and FHLBPITT stock.  Federal law requires a member institution of the Federal Home Loan Bank (FHLB) system to hold stock of its district FHLB according to a predetermined formula.  This stock is recorded at cost.  Quarterly, we evaluate our investment in the FHLB for impairment.  We evaluate recent and long-term operating performance, liquidity, funding and capital positions, stock repurchase history, dividend history and impact of legislative and regulatory changes.  Based on our most recent evaluation, we have determined that no impairment write-downs are currently required.

Trading Securities
The following summarizes trading securities, at estimated fair value, as of:

(in thousands)	09/30/2013	12/31/2012

Obligations of U.S. Government sponsored entities	$8,467	$11,860
Mortgage-backed securities – residential, issued by U.S. Government sponsored entities	3,063	4,590
Total	$11,530	$16,450

The net loss on trading account securities, which reflects mark-to-market adjustments, totaled $87,000 and $472,000 for the third quarter and nine months ending September 30, 2013, respectively, and $41,000 and $198,000 for the third quarter and nine months ending September 30, 2012.

The Company pledges securities as collateral for public deposits and other borrowings, and sells securities under agreements to repurchase.  Securities carried of $1.1 billion at September 30, 2013 and $1.0 billion at December 31, 2012, were either pledged or sold under agreements to repurchase.

6. Loans and Leases
Loans and Leases at September 30, 2013 and December 31, 2012 were as follows:
	09/30/2013			12/31/2012
(in thousands)	Originated	Acquired	Total Loans and Leases	Originated	Acquired	Total Loans and Leases
Commercial and industrial
Agriculture	$59,041	$0	$59,041	$77,777	$0	$77,777
Commercial and industrial other	530,878	126,348	657,226	446,876	167,427	614,303
Subtotal commercial and industrial	589,919	126,348	716,267	524,653	167,427	692,080
Commercial real estate
Construction	41,868	38,036	79,904	41,605	43,074	84,679
Agriculture	48,657	3,528	52,185	48,309	3,247	51,556
Commercial real estate other	862,023	394,559	1,256,582	722,273	445,359	1,167,632
Subtotal commercial real estate	952,548	436,123	1,388,671	812,187	491,680	1,303,867
Residential real estate
Home equity	166,800	70,315	237,115	159,720	81,657	241,377
Mortgages	653,086	37,131	690,217	573,861	41,618	615,479
Subtotal residential real estate	819,886	107,446	927,332	733,581	123,275	856,856
Consumer and other
Indirect	22,488	7	22,495	26,679	24	26,703
Consumer and other	32,996	1,330	34,326	32,251	1,498	33,749
Subtotal consumer and other	55,484	1,337	56,821	58,930	1,522	60,452
Leases	5,102	0	5,102	4,618	0	4,618
Covered loans	0	27,363	27,363	0	37,600	37,600
Total loans and leases	2,422,939	698,617	3,121,556	2,133,969	821,504	2,955,473
Less: unearned income and deferred costs and fees	(2,244)	0	(2,244)	(863)	0	(863)
Total loans and leases, net of unearned income and deferred costs and fees	$2,420,695	$698,617	$3,119,312	$2,133,106	$821,504	$2,954,610

The outstanding principal balance and the related carrying amount of the Company’s loans acquired in the VIST Bank acquisition are as follows at September 30, 2013 and December 31, 2012:

(in thousands)	09/30/13	12/31/12
Acquired Credit Impaired Loans
Outstanding principal balance	$93,155	$114,516
Carrying amount	58,172	80,223

Acquired Non-Credit Impaired Loans
Outstanding principal balance	689,695	750,380
Carrying amount	640,445	741,281

Total Acquired Loans
Outstanding principal balance	782,850	864,896
Carrying amount	698,617	821,504

The following tables present changes in accretable yield on loans acquired from VIST Bank that were considered credit impaired.

(in thousands)
Balance at August 1, 2012	$0
VIST Acquisition	10,008
Accretion	(3,836)
Disposals (loans paid in full)	(96)
Reclassifications to/from nonaccretable difference	1,261
Balance at December 31, 2012	$7,337

(in thousands)
Balance at January 1, 2013	$7,337
Accretion	(6,054)
Disposals (loans paid in full)	(196)
Reclassifications to/from nonaccretable difference1	4,818
Other changes in expected cash flows2	4,792
Balance at September 30, 2013	$10,697
1 Results in increased interest income as a prospective yield adjustment over the remaining life of the loans, as well as increased interest income from loan sales, modification and prepayments.
2 Represents changes in cash flows expected to be collected due to factors other than credit (e.g. changes in prepayment assumptions and/or changes in interest rates on variable rate loans).

During the second and third quarter of 2013 we increased our estimate of future cash flows on acquired loans to reflect our current outlook for prepayment speeds on these balances and increases in interest rates on variable rate loans.  The decreases in prepayment speed assumptions and increases in interest rate assumptions increased our accretable discount by $4.8 million. This change did not materially impact our current quarter interest income or net interest margin.

At September 30, 2013, acquired loans included $27.4 million of covered loans.  VIST Financial had previously acquired these loans in an FDIC assisted transaction in the fourth quarter of 2010.  In accordance with a loss sharing agreement with the FDIC, certain losses and expenses relating to covered loans may be reimbursed by the FDIC at 70% or, if net losses exceed certain levels specified in the loss sharing agreements, 80%.  See Note 8 – “FDIC Indemnification Asset Related to Covered Loans” for further discussion of the loss sharing agreements and related FDIC indemnification asset.

The Company has adopted comprehensive lending policies, underwriting standards and loan review procedures.  Management reviews these policies and procedures on a regular basis.  The Company discussed its lending policies and underwriting guidelines for its various lending portfolios in Note 6 – “Loans and Leases” in the Notes to Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.  There have been no significant changes in these policies and guidelines.  As such, these policies are reflective of new originations as well as those balances held at September 30, 2013.  The Company’s Board of Directors approves the lending policies at least annually.  The Company recognizes that exceptions to policy guidelines may occasionally occur and has established procedures for approving exceptions to these policy guidelines.  Management has also implemented reporting systems to monitor loan origination, loan quality, concentrations of credit, loan delinquencies and nonperforming loans and potential problem loans.

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

Acquired loans that met the criteria for nonaccrual of interest prior to the acquisition may be considered performing after the date of acquisition, regardless of whether the customer is contractually delinquent, if we can reasonably estimate the timing and amount of the expected cash flows on such loans and if the Company expects to fully collect the new carrying value of the loans.  As such, we may no longer consider the loan to be nonaccrual or nonperforming and may accrue interest on these loans, including the impact of any accretable discount.  To the extent we cannot reasonably estimate cash flows, interest income recognition is discontinued.  The Company has determined that it can reasonably estimate future cash flows on our acquired loans that are past due 90 days or more and accruing interest and the Company expects to fully collect the carrying value of the loans.

The below table is an age analysis of past due loans, segregated by originated and acquired loan and lease portfolios, and by class of loans, as of September 30, 2013 and December 31, 2012.

September 30, 2013
(in thousands)	30-89 days	90 days or more	Current Loans	Total Loans	90 days and accruing1	Nonaccrual
Originated Loans and Leases
Commercial and industrial
Agriculture	$0	$0	$59,041	$59,041	$0	$0
Commercial and industrial other	2,403	766	527,709	530,878	0	2,422
Subtotal commercial and industrial	2,403	766	586,750	589,919	0	2,422
Commercial real estate
Construction	606	7,658	33,604	41,868	88	9,935
Agriculture	229	0	48,428	48,657	0	20
Commercial real estate other	4,243	8,444	849,336	862,023	52	11,826
Subtotal commercial real estate	5,078	16,102	931,368	952,548	140	21,781
Residential real estate
Home equity	368	1,537	164,895	166,800	63	1,872
Mortgages	3,389	6,226	643,471	653,086	1,014	7,630
Subtotal residential real estate	3,757	7,763	808,366	819,886	1,077	9,502
Consumer and other
Indirect	686	101	21,701	22,488	0	142
Consumer and other	269	0	32,727	32,996	0	34
Subtotal consumer and other	955	101	54,428	55,484	0	176
Leases	0	0	5,102	5,102	0	0
Total loans and leases	12,193	24,732	2,386,014	2,422,939	1,217	33,881
Less: unearned income and deferred costs and fees	0	0	0	(2,244)	0	0
Total originated loans and leases, net of unearned income and deferred costs and fees	$12,193	$24,732	$2,386,014	$2,420,695	$1,217	$33,881
Acquired Loans and Leases
Commercial and industrial
Commercial and industrial other	587	1,100	124,661	126,348	913	345
Subtotal commercial and industrial	587	1,100	124,661	126,348	913	345
Commercial real estate
Construction	86	4,552	33,398	38,036	3,327	392
Agriculture	0	0	3,528	3,528	0	0
Commercial real estate other	2,206	7,659	384,694	394,559	3,078	3,687
Subtotal commercial real estate	2,292	12,211	421,620	436,123	6,405	4,079
Residential real estate
Home equity	1,211	2,239	66,865	70,315	597	1,989
Mortgages	2,771	3,836	30,524	37,131	2,606	1,591
Subtotal residential real estate	3,982	6,075	97,389	107,446	3,203	3,580
Consumer and other
Indirect	0	1	6	7	0	4
Consumer and other	26	0	1,304	1,330	0	0
Subtotal consumer and other	26	1	1,310	1,337	0	4
Covered loans	1,132	2,980	23,251	27,363	2,980	0
Total acquired loans and leases, net of unearned income and deferred costs and fees	$8,019	$22,367	$668,231	$698,617	$13,501	$8,008
1 Includes acquired loans that were recorded at fair value at the acquisition date.

December 31, 2012
(in thousands)	30-89 days	90 days or more	Current Loans	Total Loans	90 days and accruing1	Nonaccrual
Originated loans and leases
Commercial and industrial
Agriculture	$0	$0	$77,777	$77,777	$0	$28
Commercial and industrial other	2,575	509	443,792	446,876	0	748
Subtotal commercial and industrial	2,575	509	521,569	524,653	0	776
Commercial real estate
Construction	91	8,469	33,045	41,605	0	10,306
Agriculture	212	0	48,097	48,309	0	22
Commercial real estate other	1,232	9,541	711,500	722,273	0	13,168
Subtotal commercial real estate	1,535	18,010	792,642	812,187	0	23,496
Residential real estate
Home equity	582	2,348	156,790	159,720	120	1,641
Mortgages	2,303	6,975	564,583	573,861	137	7,182
Subtotal residential real estate	2,885	9,323	721,373	733,581	257	8,823
Consumer and other
Indirect	869	233	25,577	26,679	0	277
Consumer and other	126	0	32,125	32,251	0	16
Subtotal consumer and other	995	233	57,702	58,930	0	293
Leases	0	0	4,618	4,618	0	0
Total loans and leases	7,990	28,075	2,097,904	2,133,969	257	33,388
Less: unearned income and deferred costs and fees	0	0	0	(863)	0	0
Total originated loans and leases, net of unearned income and deferred costs and fees	$7,990	$28,075	$2,097,904	$2,133,106	$257	$33,388
Acquired loans and leases
Commercial and industrial
Commercial and industrial other	13	1,646	165,768	167,427	1,082	564
Subtotal commercial and industrial	13	1,646	165,768	167,427	1,082	564
Commercial real estate
Construction	53	6,607	36,414	43,074	6,419	188
Agriculture	0	0	3,247	3,247	0	0
Commercial real estate other	1,139	5,043	439,177	445,359	3,790	1,330
Subtotal commercial real estate	1,192	11,650	478,838	491,680	10,209	1,518
Residential real estate
Home equity	1,626	1,913	78,118	81,657	865	1,453
Mortgages	1,416	2,968	37,234	41,618	2,282	808
Subtotal residential real estate	3,042	4,881	115,352	123,275	3,147	2,261
Consumer and other
Indirect	0	0	24	24	0	0
Consumer and other	2	9	1,487	1,498	0	9
Subtotal consumer and other	2	9	1,511	1,522	0	9
Covered loans	1,014	4,272	32,314	37,600	4,272	0
Total acquired loans and leases, net of unearned income and deferred costs and fees	$5,263	$22,458	$793,783	$821,504	$18,710	$4,352
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

At least quarterly, management reviews all commercial and commercial real estate loans and leases and agriculturally related loans with an outstanding principal balance of over $500,000 that are internally risk rated special mention or worse, giving consideration to payment history, debt service payment capacity, collateral support, strength of guarantors, local market trends, industry trends, and other factors relevant to the particular borrowing relationship. Through this process, management identifies impaired loans. For loans and leases considered impaired, estimated exposure amounts are based upon collateral values or present value of expected future cash flows discounted at the original effective interest rate of each loan.  For commercial loans, commercial mortgage loans, and agricultural loans not specifically reviewed, and for homogenous loan portfolios such as residential mortgage loans and consumer loans, estimated exposure amounts are assigned based upon historical net loss experience and current charge-off trends, past due status, and management’s judgment of the effects of current economic conditions on portfolio performance. In determining and assigning historical loss factors to the various homogeneous portfolios, the Company calculates average net losses over a period of time and compares this average to current levels and trends to ensure that the calculated average loss factors are reasonable.

Since the methodology is based upon historical experience and trends as well as management’s judgment, factors may arise that result in different estimates.  Significant factors that could give rise to changes in these estimates may include, but are not limited to, changes in economic conditions in the local area, concentration of risk, changes in interest rates, and declines in local property values.  While management’s evaluation of the allowance as of September 30, 2013, considers the allowance to be appropriate, under adversely different conditions or assumptions, the Company would need to increase or decrease the allowance.

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

The following tables detail activity in the allowance for loan and lease losses segregated by originated and acquired loan and lease portfolios and by portfolio segment for the three and nine months ended September 30, 2013 and 2012. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

Three months ended September 30, 2013
(in thousands)	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer and Other	Finance Leases	Total
Originated
Allowance for credit losses:

Beginning balance	$6,955	$10,409	$5,273	$2,195	$21	$24,853

Charge-offs	(55)	(49)	(116)	(578)	0	(798)
Recoveries	48	21	3	96	0	168
Provision	790	516	149	65	(21)	1,499
Ending Balance	$7,738	$10,897	$5,309	$1,778	$0	$25,722

Three months ended September 30, 2013
(in thousands)	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer and Other	Covered Loans	Total
Acquired
Allowance for credit losses:

Beginning balance	$64	$381	$126	$34	$0	$605

Charge-offs	(1)	0	(467)	0	0	(468)
Recoveries	0	0	0	0	0	0
Provision	(12)	56	504	1	0	549
Ending Balance	$51	$437	$163	$35	$0	$686

Three months ended September 30, 2012
(in thousands)	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer and Other	Finance Leases	Total
Originated
Allowance for credit losses:

Beginning balance	$7,807	$12,967	$4,350	$1,720	$21	$26,865

Charge-offs	(307)	(644)	(427)	(169)	0	(1,547)
Recoveries	86	128	1	57	0	272
Provision	416	(467)	717	396	(20)	1,042
Ending Balance	$8,002	$11,984	$4,641	$2,004	$1	$26,632

There was no allowance for acquired loans and leases as of September 30, 2012.

Nine months ended September 30, 2013
(in thousands)	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer and Other	Finance Leases	Total
Originated
Allowance for credit losses:

Beginning balance	$7,533	$10,184	$4,981	$1,940	$5	$24,643

Charge-offs	(487)	(539)	(455)	(1,040)	0	(2,521)
Recoveries	1,490	457	32	296	0	2,275
Provision	(798)	795	751	582	(5)	1,325
Ending Balance	$7,738	$10,897	$5,309	$1,778	$0	$25,722

Nine months ended September 30, 2013
(in thousands)	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer and Other	Covered Loans	Total
Acquired
Allowance for credit losses:

Beginning balance	$0	$0	$0	$0	$0	$0

Charge-offs	(2,930)	(32)	(577)	(25)	0	(3,564)
Recoveries	0	0	0	0	0	0
Provision	2,981	469	740	60	0	4,250
Ending Balance	$51	$437	$163	$35	$0	$686

Nine months ended September 30, 2012
(in thousands)	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer and Other	Finance Leases	Total
Originated
Allowance for credit losses:

Beginning balance	$8,936	$12,662	$4,247	$1,709	$39	$27,593

Charge-offs	(888)	(2,332)	(931)	(580)	0	(4,731)
Recoveries	151	166	29	246	0	592
Provision	(197)	1,488	1,296	629	(38)	3,178
Ending Balance	$8,002	$11,984	$4,641	$2,004	$1	$26,632

There was no allowance for acquired loans and leases as of September 30, 2012.

At September 30, 2013 and December 31, 2012, the allocation of the allowance for loan and lease losses summarized on the basis of the Company’s impairment methodology was as follows:

(in thousands)	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer and Other	Finance Leases	Total
Originated
September 30, 2013
Individually evaluated for impairment	$664	$185	$0	$0	$0	$849
Collectively evaluated for impairment	7,074	10,712	5,309	1,778	0	24,873
Ending balance	$7,738	$10,897	$5,309	$1,778	$0	$25,722

(in thousands)	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer and Other	Covered Loans	Total
Acquired
September 30, 2013
Individually evaluated for impairment	$0	$127	$0	$0	$0	$127
Collectively evaluated for impairment	51	310	163	35	0	559
Ending balance	$51	$437	$163	$35	$0	$686

(in thousands)	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer and Other	Finance Leases	Total
Originated
December 31, 2012
Individually evaluated for impairment	$0	$0	$0	$0	$0	$0
Collectively evaluated for impairment	7,533	10,184	4,981	1,940	5	24,643
Ending balance	$7,533	$10,184	$4,981	$1,940	$5	$24,643

There was no allowance for acquired loans and leases as of December 31, 2012.

The recorded investment in loans and leases summarized on the basis of the Company’s impairment methodology as of September 30, 2013 and December 31, 2012 was as follows:

(in thousands)	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer and Other	Finance Leases	Total
Originated
September 30, 2013
Individually evaluated for impairment	$5,723	$18,767	$1,047	$0	$0	$25,537
Collectively evaluated for impairment	584,196	933,781	818,839	55,484	5,102	2,397,402
Total	$589,919	$952,548	$819,886	$55,484	$5,102	$2,422,939

(in thousands)	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer and Other	Covered Loans	Total
Acquired
September 30, 2013
Individually evaluated for impairment	$1,323	$3,441	$85	$0	$0	$4,849
Loans acquired with deteriorated credit quality	3,010	14,783	13,016	0	27,363	58,172
Collectively evaluated for impairment	122,015	417,899	94,345	1,337	0	635,596
Total	$126,348	$436,123	$107,446	$1,337	$27,363	$698,617

(in thousands)	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer and Other	Finance Leases	Total
Originated
December 31, 2012
Individually evaluated for impairment	$2,771	21,478	$483	$0	$0	$24,732
Collectively evaluated for impairment	521,882	790,709	733,098	58,930	4,618	2,109,237
Total	$524,653	$812,187	$733,581	$58,930	$4,618	$2,133,969

(in thousands)	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer and Other	Covered Loans	Total
Acquired
December 31, 2012
Individually evaluated for impairment	$519	1,816	$0	$0	$0	$2,335
Loans acquired with deteriorated credit quality	7,144	24,032	17,650	0	36,251	85,077
Collectively evaluated for impairment	159,764	465,832	105,625	1,522	1,349	734,092
Total	$167,427	$491,680	$123,275	$1,522	$37,600	$821,504

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

Impaired loans are set forth in the tables below as of September 30, 2013 and December 31, 2012.

	09/30/2013			12/31/2012
(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
Originated loans and leases with no related allowance

Commercial and industrial
Commercial and industrial other	$4,185	$6,165	$0	$2,771	$2,891	$0
Commercial real estate
Construction	6,110	11,720	0	6,763	12,373	0
Commercial real estate other	12,297	12,993	0	14,715	16,940	0
Residential real estate
Residential real estate other	1,047	1,154	0	483	483	0
Subtotal	$23,639	$32,032	$0	$24,732	$32,687	$0

Originated loans and leases with related allowance

Commercial and industrial
Commercial and industrial other	1,538	1,538	664	0	0	0
Commercial real estate
Commercial real estate other	360	360	185	0	0	0
Subtotal	$1,898	$1,898	$849	$0	$0	$0
Total	$25,537	$33,930	$849	$24,732	$32,687	$0

	09/30/2013			12/31/2012
(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance

Acquired loans and leases with no related allowance

Commercial and industrial
Commercial and industrial other	$1,323	$4,174	$0	$519	$519	$0
Commercial real estate
Commercial real estate other	2,748	2,748	0	1,816	1,861	0
Residential real estate
Residential real estate other	85	85	0	0	0	0
Subtotal	$4,156	$7,007	$0	$2,335	$2,380	$0

Acquired loans and leases with related allowance

Commercial and industrial
Commercial real estate
Commercial real estate other	693	693	127	0	0	0
Subtotal	$693	$693	$127	$0	$0	$0
Total	$4,849	$7,700	$127	$2,335	$2,380	$0

The average recorded investment and interest income recognized on impaired originated loans for the three months ended September 30, 2013 and 2012 was as follows:

	Three Months Ended		Three Months Ended
	09/30/2013		09/30/2012
(in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Originated loans and leases with no related allowance

Commercial and industrial
Commercial and industrial other	4,040	0	2,339	0
Commercial real estate
Construction	6,184	0	10,953	0
Commercial real estate other	13,918	0	12,447	0
Residential real estate
Residential real estate other	1,047	0	486	0
Subtotal	$25,189	$0	$26,225	$0

Originated loans and leases with related allowance

Commercial and industrial
Commercial and industrial other	1,544	0	4,091	0
Commercial real estate
Commercial real estate other	360	0	654	6
Subtotal	$1,904	$0	$4,745	$6
Total	$27,093	$0	$30,970	$6
The average recorded investment and interest income recognized on impaired acquired loans for the three months ended September 30, 2013 was as follows:

	Three Months Ended
	09/30/2013
(in thousands)	Average Recorded Investment	Interest Income Recognized
Acquired loans and leases with no related allowance

Commercial and industrial
Commercial and industrial other	1,327	0
Commercial real estate
Commercial real estate other	2,764	0
Residential real estate
Residential real estate other	85	0
Subtotal	$4,176	$0

Acquired loans and leases with related allowance

Commercial real estate
Commercial real estate other	701	0
Subtotal	$701	$0
Total	$4,877	$0

	Nine Months Ended		Nine Months Ended
	09/30/2013		09/30/2012
(in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Originated loans and leases with no related allowance

Commercial and industrial
Commercial and industrial other	4,057	0	2,347	4
Commercial real estate
Construction	6,374	0	9,732	0
Commercial real estate other	12,892	0	12,940	0
Residential real estate
Residential real estate other	1,047	0	461	0
Subtotal	$24,370	$0	$25,480	$4

Originated loans and leases with related allowance

Commercial and industrial
Commercial and industrial other	1,560	0	4,116	0
Commercial real estate
Construction	0	0	869	0
Commercial real estate other	319	0	696	24
Subtotal	$1,879	$0	$5,681	$24
Total	$26,249	$0	$31,161	$28

	Nine Months Ended
	09/30/2013
(in thousands)	Average Recorded Investment	Interest Income Recognized
Acquired loans and leases with no related allowance

Commercial and industrial
Commercial and industrial other	2,783	5
Commercial real estate
Commercial real estate other	2,785	31
Residential real estate
Residential real estate other	85	0
Subtotal	$5,653	$36

Acquired loans and leases with related allowance

Commercial and industrial
Residential real estate other	718	4
Subtotal	$718	$4
Total	$6,371	$40

Average balances were not calculated on the acquired loan and lease portfolio during the third quarter of 2012.

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

The following tables present information on loans modified in troubled debt restructuring during the periods indicated.

September 30, 2013	Three months ended
				Defaulted TDRs4
(in thousands)	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Loans	Post- Modification Outstanding Recorded Investment
Commercial and Industrial
Commercial and industrial other1	4	$1,275	$1,275	0	$0
Commercial real estate
Commercial real estate other2	6	1,530	1,530	0	0
Residential real estate
Residential real estate other3	1	195	195	0	0
Total	11	$3,000	$3,000	0	$0
1 Represents the following concessions: extension of term and reduction of rate (3 loans: $1.2 million) and extended term (l loan: $87,000)
2 Represents the following concessions: extension of term and reduction of rate
3 Represents the following concessions: extension of term and reduction of rate
4 TDRs that defaulted during the last three months that were restructured in the prior twelve months.

September 30, 2012	Three months ended
				Defaulted TDRs2
(in thousands)	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Loans	Post- Modification Outstanding Recorded Investment

Originated loans and leases
Commercial and industrial other1	2	$4,224	$4,224	0	$0
Residential Real Estate
Mortgages1	1	146	146	0	0

Total	3	$4,370	$4,370	0	$0
1 Represents the following concessions: extension of term and reduction in rate
2 TDRs that defaulted during the last three months that were restructured in the prior twelve months.

September 30, 2013	Nine months ended
				Defaulted TDRs4
(in thousands)	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Loans	Post- Modification Outstanding Recorded Investment
Commercial and Industrial
Commercial and industrial other1	6	$1,414	$1,414	0	$0
Commercial Real Estate
Commercial real estate other2	9	$1,901	$1,901	0	$0
Residential Real Estate
Residential real estate other3	1	195	195
Total	16	$3,510	$3,510	0	$0
1 Represents the following concessions: extension of term and reduction in rate (5 loans: $1.3 million) and extended term (1 loan: $87,000)
2 Represents the following concessions: extension of term and reduction of rate(8 loans: $1.8 million) and extension of term (1 loan: $129,000)
3 Represents the following concessions: extension of term and reduction of rate
4 TDRs that defaulted during the last nine months that were restructured in the prior twelve months.

September 30, 2012	Nine months ended
				Defaulted TDRs2
(in thousands)	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Loans		Post- Modification Outstanding Recorded Investment
Originated loans and leases
Commercial and industrial
Commercial and industrial other1	2	$4,224	$4,224	1	2	$51
Residential Real Estate
Mortgages1	2	208	208	0		0

Total	4	$4,432	$4,432	1		$51
1 Represents the following concessions: extension of term and reduction in rate
2 TDRs that defaulted during the last six months that were restructured in the prior twelve months.

The following tables present credit quality indicators (internal risk grade) by class of commercial and industrial loans and commercial real estate loans as of September 30, 2013 and December 31, 2012.

September 30, 2013
(in thousands)	Commercial and Industrial Other	Commercial and Industrial Agriculture	Commercial Real Estate Other	Commercial Real Estate Agriculture	Commercial Real Estate Construction	Total
Originated Loans and Leases
Internal risk grade:
Pass	$497,491	$57,231	$830,444	$48,153	$29,169	$1,462,488
Special Mention	22,987	123	13,150	125	6,590	42,975
Substandard	10,400	1,687	18,429	379	6,109	37,004
Total	$530,878	$59,041	$862,023	$48,657	$41,868	$1,542,467

September 30, 2013
(in thousands)	Commercial and Industrial Other	Commercial and Industrial Agriculture	Commercial Real Estate Other	Commercial Real Estate Agriculture	Commercial Real Estate Construction	Total
Acquired Loans and Leases
Internal risk grade:
Pass	$103,661	$0	$359,718	$1,161	$31,559	$496,099
Special Mention	11,987	0	8,145	2,023	1,784	23,939
Substandard	10,700	0	26,696	344	4,693	42,433
Total	$126,348	$0	$394,559	$3,528	$38,036	$562,471

December 31, 2012
(in thousands)	Commercial and Industrial Other	Commercial and Industrial Agriculture	Commercial Real Estate Other	Commercial Real Estate Agriculture	Commercial Real Estate Construction	Total
Originated Loans and Leases
Internal risk grade:
Pass	$410,255	$75,456	$677,261	$46,317	$26,126	$1,235,415
Special Mention	25,308	2,055	19,782	692	8,505	56,342
Substandard	11,313	266	25,230	1,300	6,974	45,083
Total	$446,876	$77,777	$722,273	$48,309	$41,605	$1,336,840

December 31, 2012
(in thousands)	Commercial and Industrial Other	Commercial and Industrial Agriculture	Commercial Real Estate Other	Commercial Real Estate Agriculture	Commercial Real Estate Construction	Total
Acquired Loans and Leases
Internal risk grade:
Pass	$139,719	$0	$415,397	$813	$27,590	$583,519
Special Mention	7,717	0	10,112	2,136	5,416	25,381
Substandard	14,991	0	19,850	298	10,068	45,207
Total	$162,427	$0	$445,359	$3,247	$43,074	$654,107

The following tables present credit quality indicators by class of residential real estate loans and by class of consumer loans. Nonperforming loans include nonaccrual, impaired, and loans 90 days past due and accruing interest. All other loans are considered performing as of September 30, 2013 and December 31, 2012. For purposes of this footnote, acquired loans that were recorded at fair value at the acquisition date and are 90 days or greater past due are considered performing.

September 30, 2013
(in thousands)	Residential Home Equity	Residential Mortgages	Consumer Indirect	Consumer Other	Total
Originated Loans and Leases
Performing	$164,865	$644,442	$22,346	$32,962	$864,615
Nonperforming	1,935	8,644	142	34	10,755
Total	$166,800	$653,086	$22,488	$32,996	$875,370

September 30, 2013
(in thousands)	Residential Home Equity	Residential Mortgages	Consumer Indirect	Consumer Other	Total
Acquired Loans and Leases
Performing	$69,816	$35,481	$7	$1,330	$106,634
Nonperforming	499	1,650	0	0	2,149
Total	$70,315	$37,131	$7	$1,330	$108,783

December 31, 2012
(in thousands)	Residential Home Equity	Residential Mortgages	Consumer Indirect	Consumer Other	Total
Originated Loans and Leases
Performing	$157,959	$566,542	$26,402	$32,235	$783,138
Nonperforming	1,761	7,319	277	16	9,373
Total	$159,720	$573,861	$26,679	$32,251	$792,511

December 31, 2012
(in thousands)	Residential Home Equity	Residential Mortgages	Consumer Indirect	Consumer Other	Total
Acquired Loans and Leases
Performing	$80,204	$40,810	$24	$1,498	$122,536
Nonperforming	1,453	808	0	0	2,261
Total	$81,657	$41,618	$24	$1,498	$124,797

8.  FDIC Indemnification Asset Related to Covered Loans

Certain loans acquired in the VIST Financial acquisition were covered loans with loss share agreements with the FDIC.  Under the terms of loss sharing agreements, the FDIC will reimburse the Company for 70 percent of net losses on covered single family assets up to $4.0 million, and 70 percent of net losses incurred on covered commercial assets up to $12.0 million. The FDIC will increase its reimbursement of net losses to 80 percent if net losses exceed the $4.0 million and $12 million thresholds, respectively. The term for loss sharing on residential real estate loans is ten years, while the term for loss sharing on non-residential real estate loans is five years in respect to losses and eight years in respect to loss recoveries.

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

Changes in the FDIC indemnification asset during the nine months ended September 30, 2013 are shown below.  The Company acquired the FDIC indemnification asset as part of the VIST acquisition on August 1, 2012.

Nine months ended September 30, 2013
(in thousands)	09/30/2013

Balance, beginning of the period	$4,385
Discount accretion of the present value at the acquisition date	297
Prospective adjustment for additional cash flows	(182)
Increase due to impairment on covered loans	96
Reimbursements from the FDIC	(60)
Balance, end of period	$4,536

9. Earnings Per Share

Earnings per share in the table below, for the three and nine month periods ending September 30, 2013 and 2012 is calculated under the two-class method as required by ASC Topic 260, Earnings Per Share.  ASC 260 provides that unvested share-based payment awards that contain nonforfeitable rights to dividends are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method.  The Company has issued restricted stock awards that contain such rights and are therefore considered participating securities.  Basic earnings per common share are calculated by dividing net income allocable to common stock by the weighted average number of common shares, excluding participating securities, during the period.  Diluted earnings per common share includes the dilutive effect of additional potential shares from stock compensations awards.

	Three Months Ended
(in thousands, except share and per share data)	09/30/2013	09/30/2012
Basic
Net income available to common shareholders	$14,049	$3,487
Less: dividends and undistributed earnings allocated to unvested restricted stock awards	(137)	(12)
Net earnings allocated to common shareholders	13,912	3,475

Weighted average shares outstanding, including participating securities	14,658,056	13,626,283

Less: average participating securities	(143,003)	(45,512)
Weighted average shares outstanding - Basic	14,515,053	13,580,771

Diluted
Net earnings allocated to common shareholders	13,912	3,475

Weighted average shares outstanding - Basic	14,515,053	13,580,771

Dilutive effect of common stock options or restricted stock awards	107,459	49,693

Weighted average shares outstanding - Diluted	14,622,512	13,630,464

Basic EPS	0.96	0.26
Diluted EPS	0.95	0.25

The dilutive effect of common stock options or restricted awards calculation for the three months ended September 30, 2013 and 2012 excludes stock options, stock appreciation rights and restricted stock awards covering an aggregate of 221,525 and 717,373 shares, respectively, because the exercise prices were greater than the average market price during these periods.

	Nine Months Ended
(in thousands, except share and per share data)	09/30/2013	09/30/2012
Basic
Net income available to common shareholders	$36,565	$20,124
Less: dividends and undistributed earnings allocated to unvested restricted stock awards	(284)	(81)
Net earnings allocated to common shareholders	36,281	20,043

Weighted average shares outstanding, including participating securities	14,539,728	12,329,190

Less: average participating securities	(99,794)	(47,578)
Weighted average shares outstanding - Basic	14,439,934	12,281,612

Diluted
Net earnings allocated to common shareholders	36,281	20,043

Weighted average shares outstanding - Basic	14,439,934	12,281,612

Dilutive effect of common stock options or restricted stock awards	80,848	37,929

Weighted average shares outstanding - Diluted	14,520,782	12,319,541

Basic EPS	2.51	1.63
Diluted EPS	2.50	1.63

The dilutive effect of common stock options or restricted awards calculation for the nine months ended September 30, 2013 and 2012 excludes stock options, stock appreciation rights and restricted stock awards covering an aggregate of 283,725 and 693,309 shares, respectively, because the exercise prices were greater than the average market price during these periods.

10. Other Comprehensive Income (Loss)

The following table presents reclassifications out of the accumulated other comprehensive income for the three and nine month periods ended September 30, 2013 and 2012.

	Three months ended September 30, 2013

(in thousands)	Before-Tax Amount	Tax (Expense) Benefit	Net of Tax
Available-for-sale securities:
Change in net unrealized gain/loss during the period	$(531)	$213	$(318)
Reclassification adjustment for net realized gain on sale of available-for-sale securities included in net income	(281)	112	(169)
Net unrealized losses	(812)	325	(487)

Employee benefit plans:
Amortization of net retirement plan actuarial gain	645	(258)	387
Amortization of net retirement plan prior service cost	14	(6)	8
Amortization of net retirement plan transition liability	13	(5)	8
Employee benefit plans	672	(269)	403

Other comprehensive (loss) income	$(140)	$56	$(84)

	Three months ended September 30, 2012

(in thousands)	Before-Tax Amount	Tax (Expense) Benefit	Net of Tax
Available-for-sale securities:
Change in net unrealized gain/loss during the period	$6,176	$(2,470)	$3,706
Reclassification adjustment for net realized gain on sale of available-for-sale securities included in net income	112	(45)	67
Reclassification adjustment for credit impairment on available-for-sale securities	55	(22)	33
Net unrealized gains	6,343	(2,537)	3,806

Employee benefit plans:
Amortization of net retirement plan actuarial loss	581	(232)	349
Amortization of net retirement plan prior service cost	14	(6)	8
Amortization of net retirement plan transition liability	17	(7)	10
Employee benefit plans	612	(245)	367
Other comprehensive (loss) income	$6,955	$(2,782)	$4,173

	Nine months ended September 30, 2013

(in thousands)	Before-Tax Amount	Tax (Expense) Benefit	Net of Tax
Available-for-sale securities:
Change in net unrealized gain/loss during the period	$(44,028)	$17,608	$(26,420)
Reclassification adjustment for net realized gain on sale of available-for-sale securities included in net income	(723)	289	(434)
Net unrealized losses	(44,751)	17,897	(26,854)

Employee benefit plans:
Amortization of net retirement plan actuarial gain	1,934	(774)	1,160
Amortization of net retirement plan prior service cost	44	(18)	26
Amortization of net retirement plan transition liability	38	(15)	23
Employee benefit plans	2,016	(807)	1,209

Other comprehensive (loss) income	$(42,735)	$17,090	$(25,645)

	Nine months ended September 30, 2012

(in thousands)	Before-Tax Amount	Tax (Expense) Benefit	Net of Tax
Available-for-sale securities:
Change in net unrealized gain/loss during the period	$12,762	$(5,105)	$7,657
Reclassification adjustment for net realized gain on sale of available-for-sale securities included in net income	(822)	328	(494)
Reclassification adjustment for credit impairment on available-for-sale securities	120	(48)	72
Net unrealized gains	12,060	(4,825)	7,235

Employee benefit plans:
Amortization of net retirement plan actuarial loss	1,743	(697)	1,046
Amortization of net retirement plan prior service cost	44	(18)	26
Amortization of net retirement plan transition liability	50	(20)	30
Employee benefit plans	1,837	(735)	1,102

Other comprehensive income (loss)	$13,897	$(5,560)	$8,337

(in thousands)	Available-for- Sale Securities	Employee Benefit Plans	Accumulated Other Comprehensive Income
Balance at July 1, 2013	$(11)	$(27,656)	$(27,667)
Other comprehensive (loss) income before reclassifications	(318)	0	(318)
Amounts reclassified from accumulated other comprehensive (loss) income	(169)	403	234
Net current-period other comprehensive loss (income)	(487)	403	(84)
Balance at September 30, 2013	$(498)	$(27,253)	$(27,751)

Balance at January 1, 2013	$26,356	$(28,462)	$(2,106)
Other comprehensive (loss) income before reclassifications	(26,420)	0	(26,420)
Amounts reclassified from accumulated other comprehensive (loss) income	(434)	1,209	775
Net current-period other comprehensive loss (income)	(26,854)	1,209	(25,645)
Balance at September 30, 2013	$(498)	$(27,253)	$(27,751)

The following table presents the activity in our accumulated other comprehensive income for the periods indicated:
(in thousands)	Available-for- Sale Securities	Employee Benefit Plans	Accumulated Other Comprehensive Income
Balance at July 1, 2012	$26,643	$(26,160)	$483
Other comprehensive income before reclassifications	3,706	0	3,706
Amounts reclassified from accumulated other comprehensive income	100	367	467
Net current-period other comprehensive loss	3,806	367	4,173
Balance at September 30, 2012	$30,449	$(25,793)	$4,656

Balance at January 1, 2012	$23,218	$(26,895)	$(3,677)
Other comprehensive income (loss) before reclassifications	7,657	0	7,657
Amounts reclassified from accumulated other comprehensive (loss) income	(422)	1,102	680
Net current-period other comprehensive loss	7,235	1,102	8,337
Balance at September 30, 2012	$30,453	$(25,793)	$4,660

The following table presents the amounts reclassified out of each component of accumulated other comprehensive income for the three and nine months ended September 30, 2013.

Three months ended September 30, 2013

Details about Accumulated other Comprehensive Income Components (in thousands)	Amount Reclassified from Accumulated Other Comprehensive Income1	Affected Line Item in the Statement Where Net Income is Presented
Available-for-sale securities:
Unrealized gains and losses on available-for-sale securities	$281	Net gain on securities transactions
	(112)	Tax expense
	169	Net of tax
Employee benefit plans:
Amortization of the following 2
Net retirement plan actuarial loss	(645)
Net retirement plan prior service cost	(14)
Net retirement plan transition liability	(13)
	(672)	Total before tax
	269	Tax benefit
	(403)	Net of tax

Nine months ended September 30, 2013

Details about Accumulated other Comprehensive Income Components (in thousands)	Amount Reclassified from Accumulated Other Comprehensive Income1	Affected Line Item in the Statement Where Net Income is Presented
Available-for-sale securities:
Unrealized gains and losses on available-for-sale securities	$723	Net gain on securities transactions
	(289)	Tax expense
	434	Net of tax
Employee benefit plans:
Amortization of the following 2
Net retirement plan actuarial loss	(1,934)
Net retirement plan prior service cost	(44)
Net retirement plan transition liability	(38)
	(2,016)	Total before tax
	807	Tax benefit
	(1,209)	Net of tax
1 Amounts in parentheses indicated debits in income statement
2 The accumulated other comprehensive income components are included in the computation of net periodic benefit cost (See Note 11 - “Employee Benefit Plan”)

11. Employee Benefit Plan

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

Components of Net Periodic Benefit Cost

	Pension Benefits		Life and Health		SERP Benefits
	Three Months Ended		Three Months Ended		Three Months Ended
(in thousands)	09/30/2013	09/30/2012	09/30/2013	09/30/2012	09/30/2013	09/30/2012
Service cost	$729	$680	$66	$42	$120	$91
Interest cost	672	680	86	91	184	179
Expected return on plan assets	(1,002)	(944)	0	0	0	0
Amortization of net retirement plan actuarial loss	506	471	24	18	115	92
Amortization of net retirement plan prior service cost (credit)	(31)	(31)	4	4	41	41
Amortization of net retirement plan transition liability	0	0	13	17	0	0
Net periodic benefit cost	$874	$856	$193	$172	$460	$403

Components of Net Period Benefit Cost

	Pension Benefits		Life and Health		SERP Benefits
	Nine Months Ended		Nine Months Ended		Nine Months Ended
(in thousands)	09/30/2013	09/30/2012	09/30/2013	09/30/2012	09/30/2013	09/30/2012
Service cost	$2,187	$2,040	$199	$127	$359	$272
Interest cost	2,016	2,041	259	272	553	537
Expected return on plan assets	(3,007)	(2,833)	0	0	0	0
Amortization of net retirement plan actuarial loss	1,517	1,412	72	55	345	276
Amortization of net retirement plan prior service cost (credit)	(92)	(93)	12	13	124	124
Amortization of net retirement plan transition liability	0	0	38	50	0	0
Net periodic benefit cost	$2,621	$2,567	$580	$517	$1,381	$1,209

The net periodic benefit cost for the Company’s benefit plans are recorded as a component of salaries and benefits in the consolidated statements of income.

The Company realized approximately $1.2 million and $1.1 million, net of tax, as amortization of amounts previously recognized in accumulated other comprehensive income, for the nine months ended September 30, 2013 and September 30, 2012.

The Company is not required to contribute to the pension plan in 2013, but it may make voluntary contributions.  The Company did not contribute to the pension plan in the nine months ended September 30, 2013.  For the nine months ended September 30, 2012, the Company contributed $5.0 million to the pension plan.

12. Other Income and Operating Expense

Other income and operating expense totals are presented in the table below.  Components of these totals exceeding 1% of the aggregate of total noninterest income and total noninterest expenses for any of the years presented below are stated separately.

	Three Months Ended		Nine Months Ended
(in thousands)	09/30/2013	09/30/2012	09/30/2013	09/30/2012
Noninterest Income
Other service charges	$959	$824	$2,569	$1,948
Increase in cash surrender value of corporate owned life insurance	444	429	1,482	1,246
Net gain on sale of loans	115	329	212	579
Other income	1,854	534	3,285	1,378
Total other income	$3,372	$2,116	$7,548	$5,151
Noninterest Expenses
Marketing expense	$1,055	$879	$3,597	$3,302
Professional fees	1,490	968	4,255	2,755
Legal fees	410	473	1,532	806
Software licensing and maintenance	1,082	1,044	3,642	2,911
Cardholder expense	827	582	2,363	1,703
Other expenses	4,679	4,667	14,321	11,433
Total other operating expense	$9,543	$8,613	$29,710	$22,910

13.  Financial Guarantees

The Company currently does not issue any guarantees that would require liability recognition or disclosure, other than standby letters of credit.  The Company extends standby letters of credit to its customers in the normal course of business.  The standby letters of credit are generally short-term.  As of September 30, 2013, the Company’s maximum potential obligation under standby letters of credit was $66.5 million compared to $68.7 million at December 31, 2012.  Management uses the same credit policies to extend standby letters of credit that it uses for on-balance sheet lending decisions and may require collateral to support standby letters of credit based upon its evaluation of the counterparty.  Management does not anticipate any significant losses as a result of these transactions, and has determined that the fair value of standby letters of credit is not significant.

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

Wealth Management

The Wealth Management segment is generally organized under the Tompkins Financial Advisors brand.  Tompkins Financial Advisors offers a comprehensive suite of financial services to customers, including trust and estate services, investment management and financial and insurance planning for individuals, corporate executives, small business owners and high net worth individuals.  Tompkins Financial Advisors has offices in each of the Company’s three subsidiary banks in New York.

Summarized financial information concerning the Company’s reportable segments and the reconciliation to the Company’s consolidated results is shown in the following table.  Investment in subsidiaries is netted out of the presentations below.  The “Intercompany” column identifies the intercompany activities of revenues, expenses and other assets between the banking, insurance and wealth management services segments. The Company accounts for intercompany fees and services at an estimated fair value according to regulatory requirements for the services provided.  Intercompany items relate primarily to the use of human resources, information systems, accounting and marketing services provided by any of the banks and the holding company.  All other accounting policies are the same as those described in the summary of significant accounting policies in the 2012 Annual Report on Form 10-K.

As of and for the three months ended September 30, 2013
(in thousands)	Banking	Insurance	Wealth Management	Intercompany	Consolidated
Interest income	$46,334	$2	$45	$(2)	$46,379
Interest expense	5,908	0	0	(2)	5,906
Net interest income	40,426	2	45	0	40,473
Provision for loan and lease losses	2,049	0	0	0	2,049
Noninterest income	7,956	7,077	3,877	(382)	18,528
Noninterest expense	29,552	5,532	2,852	(382)	37,554
Income before income tax expense	16,781	1,547	1,070	0	19,398
Income tax expense	4,308	646	362	0	5,316
Net Income attributable to noncontrolling interests and Tompkins Financial Corporation	12,473	901	708	0	14,082
Less: Net income attributable to noncontrolling interests	33	0	0	0	33
Net Income attributable to Tompkins Financial Corporation	$12,440	$901	$708	$0	$14,049

Depreciation and amortization	$1,310	$51	$33	$0	$1,394
Assets	4,894,161	34,087	12,702	(8,522)	4,932,428
Goodwill	64,500	19,559	8,081	0	92,140
Other intangibles, net	11,070	5,150	621	0	16,841
Net loans and leases	3,092,904	0	0	0	3,092,904
Deposits	3,980,890	0	0	(8,134)	3,972,756
Total Equity	408,102	25,524	10,650	0	444,276

As of and for the three months ended September 30, 2012
(in thousands)	Banking	Insurance	Wealth Management	Intercompany & Merger	Consolidated
Interest income	$42,864	$2	$66	$(13)	$42,919
Interest expense	6,178	11	0	(13)	6,176
Net interest income	36,686	(9)	66	0	36,743
Provision for loan and lease losses	1,042	0	0	0	1,042
Noninterest income	5,645	5,665	3,792	(329)	14,773
Noninterest expense1	25,400	4,359	2,922	13,513	46,194
Income before income tax expense	15,889	1,297	936	(13,842)	4,280
Income tax expense	5,393	517	317	(5,466)	761
Net Income attributable to noncontrolling interests and Tompkins Financial Corporation	10,496	780	619	(8,376)	3,519
Less: Net income attributable to noncontrolling interests	32	0	0	0	32
Net Income attributable to Tompkins Financial Corporation	$10,464	$780	$619	$(8,376)	$3,487

Depreciation and amortization	$1,304	$53	$37	$0	$1,394
Assets	4,885,127	31,426	12,052	(3,819)	4,924,786
Goodwill	66,807	20,663	8,096	0	95,566
Other intangibles, net	12,785	5,823	685	0	19,293
Net loans and leases	2,903,118	0	0	0	2,903,118
Deposits	4,041,070	0	0	(3,426)	4,037,644
Total Equity	407,877	23,839	9,234	0	440,950
1 Merger and acquisition integration related expenses of $13.5 million were deducted from banking segment expenses and reclassified to Intercompany/Merger column to reflect the non-operating costs from the VIST holding company Financial acquisition in August 2012 and provide a more accurate representation of segment performance. Income taxes have been adjusted in the banking segment on a weighted average rate.

For the nine months ended September 30, 2013
(in thousands)	Banking	Insurance	Wealth Management	Intercompany	Consolidated
Interest income	$136,647	$5	$149	$(5)	$136,796
Interest expense	18,297	0	0	(5)	18,292
Net interest income	118,350	5	149	0	118,504
Provision for loan and lease losses	5,576	0	0	0	5,576
Noninterest income	20,410	21,371	11,813	(1,135)	52,459
Noninterest expense	88,555	16,589	8,842	(1,135)	112,851
Income before income tax expense	44,629	4,787	3,120	0	52,536
Income tax expense	12,883	1,935	1,055	0	15,873
Net Income attributable to noncontrolling interests and Tompkins Financial Corporation	31,746	2,852	2,065	0	36,663
Less: Net income attributable to noncontrolling interests	98	0	0	0	98
Net Income attributable to Tompkins Financial Corporation	$31,648	$2,852	$2,065	$0	$36,565

Depreciation and amortization	$4,021	$160	$103	$0	$4,284

For the nine months ended September 30, 2012
(in thousands)	Banking	Insurance	Wealth Management	Intercompany & Merger	Consolidated
Interest income	$109,408	$6	$191	$(17)	$109,588
Interest expense	17,300	11	0	(17)	17,294
Net interest income	92,108	(5)	191	0	92,294
Provision for loan and lease losses	3,178	0	0	0	3,178
Noninterest income	16,257	12,746	11,211	(1,014)	39,200
Noninterest expense1	66,447	9,877	9,296	13,800	99,420
Income before income tax expense	38,740	2,864	2,106	(14,814)	28,896
Income tax expense	13,156	1,135	683	(6,300)	8,674
Net Income attributable to noncontrolling interests and Tompkins Financial Corporation	25,584	1,729	1,423	(8,514)	20,222
Less: Net income attributable to noncontrolling interests	98	0	0	0	98
Net Income attributable to Tompkins Financial Corporation	$25,486	$1,729	$1,423	$(8,514)	$20,124

Depreciation and amortization	$3,565	$137	$108	$0	$3,810
1 Merger and acquisition integration related expenses of $13.8 million were deducted from banking segment holding company expenses and reclassified to Intercompany/Merger column to reflect the non-operating costs from VIST Financial acquisition in August 2012 and provide a more accurate representation of segment performance. Income taxes have been adjusted in the banking segment on a weighted average rate.

15.  Fair Value

FASB ASC Topic 820, Fair Value Measurements and Disclosures, defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements.  FASB ASC Topic 820 also establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value.  The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). Transfers between levels, when determined to be appropriate, are recognized at the end of each reporting period.

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

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of September 30, 2013 and December 31, 2012, segregated by the level of valuation inputs within the fair value hierarchy used to measure fair value.

Recurring Fair Value Measurements
September 30, 2013
(in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Trading securities
Obligations of U.S. Government sponsored entities	$8,467	$8,467	$0	$0
Mortgage-backed securities – residential U.S. Government sponsored entities	3,063	3,063	0	0
Available-for-sale securities
Obligations of U.S. Government sponsored entities	572,911	0	572,911	0
Obligations of U.S. states and political subdivisions	72,924	0	72,924	0
Mortgage-backed securities – residential, issued by:
U.S. Government agencies	132,002	0	132,002	0
U.S. Government sponsored entities	574,011	0	574,011	0
Non-U.S. Government agencies or sponsored entities	383	0	383	0
U.S. corporate debt securities	4,730	0	4,730	0
Equity securities	1,969	0	0	1,969

Borrowings
Other borrowings	11,304	0	11,304	0

The change in the fair value of the $1.9 million of available-for-sale securities valued using significant unobservable inputs (level 3), between January 1, 2013 and September 30, 2013 was immaterial.

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

There were no transfers between Levels 1, 2 and 3 for the three months ended September 30, 2013.

The Company determines fair value for its trading securities using independently quoted market prices.  The Company determines fair value for its available-for-sale securities using an independent bond pricing service for identical assets or very similar securities.  The Company has reviewed the pricing sources, including methodologies used, and finds them to be fairly stated.

Fair values of borrowings are estimated using Level 2 inputs based upon observable market data.  The Company determines fair value for its borrowings using a discounted cash flow technique based upon expected cash flows and current spreads on FHLB advances with the same structure and terms. The Company also receives pricing information from third parties, including the FHLB. The pricing obtained is considered representative of the transfer price if the liabilities were assumed by a third party.  The Company’s potential credit risk did not have a material impact on the quoted settlement prices used in measuring the fair value of the FHLB borrowings at September 30, 2013.

Certain assets are measured at fair value on a nonrecurring basis.  For the Company, these include loans held for sale, collateral dependent impaired loans, and other real estate owned (“OREO”).  During the third quarter of 2013, certain collateral dependent impaired loans were remeasured and reported at fair value through a specific valuation allowance and/or partial charge-offs for loan and lease losses based upon the fair value of the underlying collateral.   Collateral values are estimated using Level 2 inputs based upon observable market data. In addition to collateral dependent impaired loans, certain other real estate owned were remeasured and reported at fair value based upon the fair value of the underlying collateral.  The fair values of other real estate owned are estimated using Level 2 inputs based on observable market data or Level 3 inputs based on customized discounting criteria.  In general, the fair values of other real estate owned are based upon appraisals, with discounts made to reflect estimated costs to sell the real estate.  Upon initial recognition, fair value write-downs on other real estate owned are taken through a charge-off to the allowance for loan and lease losses.   Subsequent fair value write-downs on other real estate owned are reported in other noninterest expense.

		Fair value measurements at reporting			Gain (losses) from fair
		date using:			value changes

	As of	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs	Three months ended	Nine months ended
Assets:	09/30/2013	(Level 1)	(Level 2)	(Level 3)	09/30/2013	09/30/2013
Impaired Loans	$10,530	$0	$10,530	$0	$(650)	$(884)
Other real estate owned	1,625	0	1,625	0	(56)	(247)

		Fair value measurements at reporting			Gain (losses) from fair
		date using:			value changes

	As of	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs	Three months ended	Nine months ended
Assets:	09/30/2012	(Level 1)	(Level 2)	(Level 3)	09/30/212	09/30/2012
Impaired Loans	$13,111	$0	$13,111	$0	$(1,991)	$(2,485)
Other real estate owned	720	0	720	0	0	(198)

The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments at September 30, 2013 and December 31, 2012.  The carrying amounts shown in the table are included in the Consolidated Statements of Condition under the indicated captions.

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

Estimated Fair Value of Financial Instruments
September 30, 2013
(in thousands)	Carrying Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets:

Cash and cash equivalents	$88,580	$88,580	$88,580	$0	$0
Securities - held to maturity	19,773	20,403	0	20,403	0
FHLB and FRB stock	21,955	21,955	0	21,955	0
Accrued interest receivable	16,589	16,589	0	16,589	0
Loans/leases, net1	3,092,904	3,124,094	0	10,530	3,113,564

Financial Liabilities:

Time deposits	$906,173	$911,100	$0	$911,100	$0
Other deposits	3,066,583	3,066,583	0	3,066,583	0
Fed funds purchased and securities sold under agreements to repurchase	162,117	168,541	0	168,541	0
Other borrowings	230,873	237,663	0	237,663	0
Accrued interest payable	2,257	2,257	0	2,257	0
Trust preferred debentures	37,127	43,471	0	43,471	0

Estimated Fair Value of Financial Instruments
December 31, 2012
(in thousands)	Carrying Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets:

Cash and cash equivalents	$118,930	$118,930	$118,930	$0	$0
Securities - held to maturity	24,062	25,163	0	25,163	0
FHLB and FRB stock	19,388	19,388	0	19,388	0
Accrued interest receivable	17,516	17,516	0	17,516	0
Loans/leases, net1	2,929,967	3,047,833	0	8,918	3,038,915

Financial Liabilities:

Time deposits	$973,883	$984,435	$0	$984,435	$0
Other deposits	2,976,286	2,976,286	0	2,976,286	0
Fed funds purchased and securities sold under agreements to repurchase	213,973	222,873	0	222,873	0
Other borrowings	100,001	111,203	0	111,203	0
Accrued interest payable	3,067	3,067	0	3,067	0
Trust preferred debentures	43,668	49,421	0	49,421	0
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

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

BUSINESS

Corporate Overview and Strategic Initiatives
Tompkins Financial Corporation (“Tompkins” or the “Company”) is a registered financial holding company incorporated in 1995 under the laws of the State of New York and its common stock is listed on the NYSE MKT LLC (Symbol: TMP).  Tompkins is headquartered at The Commons, Ithaca, New York.  The Company is a locally-oriented, community-based financial services organization that offers a full array of financial products and services, including commercial and consumer banking, leasing, trust and investment services, financial planning and wealth management, insurance and brokerage services.  At September 30, 2013, Tompkins subsidiaries included: four wholly-owned community banking subsidiaries, Tompkins Trust Company (the “Trust Company”), The Bank of Castile, Mahopac National Bank and VIST Bank; a wholly-owned registered investment advisor subsidiary, TFA Wealth Management, Inc. (“TFA Wealth Management”), previously known as AM&M Financial Services, Inc.; and a wholly-owned insurance agency subsidiary, Tompkins Insurance Agencies, Inc. (“Tompkins Insurance”).  TFA Wealth Management and the trust division of the Trust Company provide a full suite of investment services under the Tompkins Financial Advisors brand, including investment management, trust and estate, financial and tax planning as well as life, disability and long term care insurance services.  VIST Bank, through its VIST Capital Management brand provides investment advisory, retirement planning solutions, and brokerage services to our customers in southeastern Pennsylvania.  Unless the context otherwise requires, the term “Company” refers collectively to Tompkins Financial Corporation and its subsidiaries.

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

In the second quarter of 2012, the Company completed a capital raise through a registered public offering of shares of its common stock.  The Company believes that this capital raise helped position the Company for future growth, including its acquisition of VIST Financial Corp. (“VIST Financial”), described below.  After transaction costs, net proceeds from the capital raise were approximately $38.0 million, and resulted in the issuance of 1,006,250 shares of Tompkins common stock on April 3, 2012.

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

The VIST acquisition was a merger transaction.  Under the terms of the merger agreement, each share of VIST Financial common stock was cancelled and converted into the right to receive 0.3127 shares of Tompkins common stock, with any fractional share entitlement paid in cash, resulting in the Company issuing 2,093,689 shares at a fair value of $82.2 million.  The Company also paid $1.2 million to retire outstanding VIST Financial employee stock options; while other VIST Financial employee stock options were converted into options to purchase Tompkins’ common stock, with an aggregate fair value of $1.1 million, as of the acquisition date.  In addition, immediately prior to the completion of the merger, Tompkins purchased from the United States Department of the Treasury the issued and outstanding shares of VIST Financial Fixed Rate Cumulative Perpetual Preferred Stock, Series A, as well as the warrant to purchase shares of VIST Financial common stock issued in connection with the issuance of the preferred stock (the “TARP Purchase”), for an aggregate purchase price of $26.5 million. The securities purchased in the TARP Purchase were cancelled in connection with the consummation of the VIST Acquisition.

The VIST Acquisition was accounted for under the acquisition method of accounting and, accordingly, assets acquired, liabilities assumed and consideration exchanged were recorded at their estimated fair values as of acquisition date.   VIST Financial’s assets and liabilities were recorded at their preliminary estimated fair values as of August 1, 2012, the acquisition date, and VIST Financial’s results of operations have been included in the Company’s Consolidated Statements of Income since that date.

Business Segments
The Company has identified the following three business segments, banking, insurance, and wealth management.  Insurance services activities include the results of the Company’s property and casualty insurance services and employee benefits consulting operations.  Wealth management activities include the results of the Company’s trust, financial planning, wealth management services and risk management operations.  All other activities are considered banking.  Information about the Company’s business segments is included in Note 14 “Segment and Related Information,” in the Notes to Unaudited Consolidated Financial Statements contained in Part I of this Quarterly Report on Form 10-Q.

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

Wealth management consists of providing trust, financial planning, wealth management services and risk management services to individuals and businesses in the Company’s market areas.  In 2010, the Company unified the branding of its trust and investment services businesses and began marketing these services under the name “Tompkins Financial Advisors”.   Tompkins Financial Advisors has office locations at all three of the Company’s subsidiary banks in New York, and VIST Capital Management has offices at VIST Bank.

Insurance services include property and casualty insurance services, employee benefit consulting, and life, long-term care and disability insurance. Tompkins Insurance is headquartered in Batavia, New York.  Over the past twelve years, Tompkins Insurance has acquired smaller insurance agencies in the market areas serviced by the Company’s banking subsidiaries and successfully consolidated them into Tompkins Insurance.  As part of the Company’s August 1, 2012 acquisition of VIST Financial, VIST Insurance was merged with and into Tompkins Insurance and nearly doubled annual insurance revenues.  Tompkins Insurance offers services to customers of the Company’s banking subsidiaries by sharing offices with The Bank of Castile, Trust Company, and VIST Bank. In addition to these shared offices, Tompkins Insurance has five stand-alone offices in Western New York and two stand-alone offices in Tompkins County, New York and one stand-alone office in Montgomery County, Pennsylvania.

Competition
Competition for commercial banking and other financial services is strong in the Company’s market areas.  In one or more aspects of its businesses, the Company’s subsidiaries compete with other commercial banks, savings and loan associations, credit unions, finance companies, Internet-based financial services companies, mutual funds, insurance companies, brokerage and investment banking companies, and other financial intermediaries.  Some of these competitors have substantially greater resources and lending capabilities and may offer service that the Company does not currently provide. In addition, many of the Company’s non-ban competitors are not subject to the same extensive Federal regulations that govern financial holding companies and Federally-insured banks.

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

Other Factors Affecting Performance
Other external factors affecting the Company’s operating results are market rates of interest, the condition of financial markets, and both national and regional economic conditions.  The low market interest rates continue to put pressure on the Company’s net interest margin.  The Company has offset some of this pressure with strategic deposit pricing and growth in average earning assets.  Weak economic conditions beginning in 2008 contributed to increases in the Company’s past due loans and leases, nonperforming assets, and net loan and lease losses, as well as decreases in certain fee-based products and services.  The Company has seen some signs of improving economic conditions within the market areas in which it operates, which have contributed to improvement in its credit quality metrics in recent quarters, including decreases in the level of internally classified assets and nonperforming assets.  With the strength of the economic recovery uncertain, there is no assurance that these conditions may not adversely affect the credit quality of the Company’s loans and leases, results of operations, and financial condition going forward.   Refer to the section captioned “Financial Condition- Allowance for Loan and Lease Losses” below for further details on asset quality.

OTHER IMPORTANT INFORMATION

The following discussion is intended to provide an understanding of the consolidated financial condition and results of operations of the Company for the three and nine months ended September 30, 2013.  It should be read in conjunction with the Company’s Audited Consolidated Financial Statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, and the Unaudited Consolidated Financial Statements and notes thereto included in Part I of this Quarterly Report on Form 10-Q.

Forward-Looking Statements
The Company is making this statement in order to satisfy the “Safe Harbor” provision contained in the Private Securities Litigation Reform Act of 1995.  The statements contained in this Quarterly Report on Form 10-Q that are not statements of historical fact may include forward-looking statements that involve a number of risks and uncertainties.  Such forward-looking statements are made based on management’s expectations and beliefs concerning future events impacting the Company and are subject to certain uncertainties and factors relating to the Company’s operations and economic environment, all of which are difficult to predict and many of which are beyond the control of the Company.  These uncertainties and factors that could cause actual results of the Company to differ materially from those matters expressed and/or implied by such forward-looking statements.  The following factors are among those that could cause actual results to differ materially from the forward-looking statements: changes in general economic, market and regulatory conditions; the development of an interest rate environment that may adversely affect the Company’s interest rate spread, other income or cash flow anticipated from the Company’s operations, investment and/or lending activities; changes in laws and regulations affecting banks, insurance companies, bank holding companies and/or financial holding companies, such as the Dodd-Frank Wall Street Reform and Consumer Protection Act and Basel III; technological developments and changes; the ability to continue to introduce competitive new products and services on a timely, cost-effective basis; governmental and public policy changes, including environmental regulation; protection and validity of intellectual property rights; reliance on large customers; financial resources in the amounts, at the times and on the terms required to support the Company’s future businesses; and other factors discussed elsewhere in this Quarterly Report on Form 10-Q and in other reports we file with the SEC, in particular the “Risk Factors” discussed in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.  In addition, such forward-looking statements could be affected by general industry and market conditions and growth rates, general economic and political conditions, including interest rate and currency exchange rate fluctuations, and other factors.

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

In this Report there are comparisons of the Company’s performance to that of a peer group.  Unless otherwise stated, this peer group is comprised of the group of 117 domestic bank holding companies with $3 billion to $10 billion in total assets as defined in the Federal Reserve’s “Bank Holding Company Performance Report” for June 30, 2013 (the most recent report available).

OVERVIEW

Net income for the third quarter was $14.0 million, or $0.95 diluted earnings per share, compared to $3.5 million, or $0.25 diluted earnings per share for the same period in 2012.  The third quarter of 2012 included $8.4 million of after-tax merger related expenses.  Net income for the first nine months of 2013 was $36.6 million, or $2.50 diluted earnings per share, compared to $20.1 million or $1.63 diluted earnings per share in the first nine months of 2012.  Net income for the first nine months of 2013 and 2012 was reduced by after-tax merger expenses of $140,000 and $9.2 million, respectively. Comparisons of the Statements of Income and Statement of Condition to the same periods last year are impacted by the acquisition of VIST Financial Corporation on August 1, 2012.

Return on average assets (“ROA”) for the quarter and nine months ended September  30, 2013 were 1.10% and 0.99%, respectively, compared to 0.31% for the quarter and 0.70% for the nine months ended September  30, 2012.  Return on average shareholders’ equity (“ROE”) for the third quarter and first nine months of 2013 were 12.83% and 11.07%, respectively, compared to 3.37% and 7.58%, respectively, for the same period in 2012.  Tompkins’ second quarter ROA and ROE compare to the most recent peer average ratios of 1.08% and 8.43%, respectively, published, published as of June 30, 2013 by the Federal Reserve, ranking Tompkins’ ROA in the 45th percentile and ROE in the 62nd percentile of the peer group.

The Company’s operating (Non-GAAP) net income for the third quarter was $13.2 million, or $0.90 diluted per share, compared to $11.9 million, or $0.87 diluted per share for the third quarter of 2012.  The Company’s operating (Non-GAAP) net income was $35.9 million, or $2.45 diluted per share for the nine months ended September 30, 2013, compared to $29.1 million or $2.36 diluted per share for the same period in 2012.  Operating (Non-GAAP) income excludes after-tax merger and acquisition integration expense of, $0 and $8.4 million for the three months ended September 30, 2013 and 2012, respectively and $140,000 and $9.2 million for the nine months ended September 30, 2013 and 2013, respectively.  In addition, operating (Non-GAAP) income for the third quarter and first nine months of 2013, excludes an after-tax gain of $846,000 on the redemption of a Trust Preferred debenture.  Operating (Non-GAAP income for the nine months ended September 30, 2012, excludes an after-tax benefit of $246,000 related to a reversal of an accrual for VISA litigation.

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

	Three months ended		Nine months ended
(in thousands)	09/30/2013	09/30/2012	09/30/2013	09/30/2012

Net income attributable to Tompkins Financial Corporation	$14,049	$3,487	$36,565	$20,124
Less: dividends and undistributed earnings allocated to unvested stock awards	(137)	(12)	(284)	(81)
Net income available to common shareholders (GAAP)	13,912	3,475	36,281	20,043

Diluted earnings per share (GAAP)	0.95	0.25	2.50	1.63

Adjustments for non-operating income and expense, net of tax:
Reversal of VISA Covered Litigation accrual	0	0	0	(243)
Gain on redemption of trust preferred	(846)		(846)
Merger and acquisition integration related expenses	0	8,424	140	9,202
Total adjustments, net of tax	(846)	8,424	(706)	8,959

Net operating income available to common shareholders (Non-GAAP)	$13,066	$11,899	$35,575	$29,002
Adjusted diluted earnings per share (Non-GAAP)	0.89	0.87	2.45	2.36

	Three months ended		Nine months ended
(in thousands)	09/30/2013	09/30/2012	09/30/2013	09/30/2012

Net income attributable to Tompkins Financial Corporation	$14,049	$3,487	$36,565	$20,124

Adjustments for non-operating income and expense, net of tax:
Reversal of VISA Covered Litigation accrual	0	0	0	(243)
Gain on redemption of trust preferred	(846)	0	(846)	0
Merger and acquisition integration related expenses	0	8,424	140	9,202
Total adjustments, net of tax	(846)	8,424	(706)	8,959

Net operating income (Non-GAAP)	13,203	11,911	35,859	29,083
Amortization of intangibles, net of tax	327	256	990	410
Adjusted net operating income (Non-GAAP)	13,530	12,167	36,849	29,493

Average total shareholders’ equity	434,482	410,300	441,583	354,493
Average goodwill and intangibles	109,277	92,748	109,995	63,220
Average shareholders’ tangible equity (Non-GAAP)	325,205	317,552	331,588	291,273

Adjusted operating return on average shareholders’ tangible equity (annualized) (Non-GAAP)	16.51%	15.24%	14.86%	13.53%

	Three months ended		Nine months ended
(in thousands)	09/30/2013	09/30/2012	09/30/2013	09/30/2012

Adjusted net operating income (Non-GAAP)	$13,530	$12,167	$36,849	$29,736

Average total assets	4,897,678	4,450,013	4,921,092	3,820,340
Average goodwill and intangibles	109,277	92,748	109,995	63,220
Average tangible assets	4,788,401	4,357,265	4,811,097	3,757,120

Adjusted operating return on average shareholders’ tangible assets (annualized) (Non-GAAP)	1.12%	1.11%	1.02%	1.06%

Segment Reporting
The Company operates in the following three business segments, banking, insurance, and wealth management.  Insurance is comprised of property and casualty insurance services and employee benefit consulting operated under the Tompkins Insurance Agencies, Inc. subsidiary. Wealth management activities include the results of the Company’s trust, financial planning, and wealth management services, and risk management operations organized under the Tompkins Financial Advisors brand.  All other activities are considered banking.

Banking Segment
The banking segment reported net income of $12.4 million for the third quarter of 2013, up $2.0 million or 18.9% from net income of $10.5 million for the same period in 2012.  For the nine months ended September 30, 2013, the banking segment reported net income of $31.6 million, up $6.2 million or 24.2% from 2012.  The acquisition of VIST Bank contributed to the increases over prior periods measured.

Net interest income of $40.4 million for the third quarter and $118.4 million for the nine month period ended September 30, 2013 was up 10.2% and 28.5%, respectively, over the same periods in 2012.  Growth in average earning assets and lower funding costs more than offset the lower asset yields and contributed to favorable year-over-year comparisons.   Net interest margin for the nine months ended September 30, 2013 was 3.60% compared to 3.57% for the same period prior year.

The provision for loan and lease losses totaled $2.0 million for the three months ended September 30, 2013 and $1.0 million for the same period in 2012.  For the nine month period ended September 30, 2013, provision expense increased $2.4 million compared to the same period last year.  The increase in provision expense was largely attributable to the acquired loan portfolio and was mainly related to one large commercial relationship.

Noninterest income for the three months ended September 30, 2013 of $8.0 million was up $2.3 million or 40.9% compared to the same period in 2012.  For the first nine months of 2013, noninterest income of $20.4 million was up $4.2 million or 25.5%.  The main drivers behind the increase in year to date noninterest income included: a $1.4 million pre-tax gain on the redemption of a Trust Preferred debenture acquired as part of the VIST acquisition; service charges on deposit accounts (up $820,000); card services income (up $810,000); mark-to-market gains on liabilities held at fair value (up $405,000); and income from a Small Business Investment Company “SBIC” (up $279,000).  These increases were due in large part to the VIST acquisition.  Partially offsetting these items were mark-to-market losses on trading securities (up $274,000) and gains on sale of securities (down $99,000), mainly a result of market conditions.

Noninterest expenses for the quarter ended September 30, 2013 were up $4.2 million or 16.3% from the same period in 2012.  For the nine month period ended September 30, 2013, noninterest expense increased $22.1 million or 33.3%.  Merger-related expenses of $13.8 million for both the three and nine months ended September 30, 2012, were excluded in calculating the growth rate between 2013 and 2012.  Most expense categories increased over the same period last year, reflecting the operational costs of a larger organization with the inclusion of VIST Bank.

Insurance Segment
The insurance segment reported net income of $901,000 for the three months ended September 30, 2013, up $121,000 or 15.5% from the third quarter of 2012.  For the nine months ended September 30, 2013, net income was up $1.1 million or 65.0% from the same period of 2012.  Noninterest income for the third quarter of 2013 was up $1.4 million or 24.9% and up $8.6 million or 67.7% for the nine months ended September 30, 2013 compared to the same periods in 2012.  Commercial and personal insurance lines, in addition to life and health insurance commissions experienced the most growth in revenues for both periods in 2013 compared to the same periods last year.  Noninterest expenses for the three months ended September 30, 2013, were up $1.2 million or 26.9% compared to the third quarter of 2012.  For the nine months ending September 30, 2013, noninterest expenses increased $6.7 million or 68.0% over the previous year.  Salaries and benefits costs were the largest contributors to the increase in noninterest expense compared to the same periods last year.   Increases in noninterest income and noninterest expense were mainly attributed to the addition of VIST Insurance pursuant to the VIST Financial acquisition.  The operating results of VIST Insurance have been consolidated into the operating results of Tompkins Insurance Agencies, Inc.

Wealth Management Segment
The wealth management segment reported net income of $708,000 for the three months ended September 30, 2013, up $89,000 or 14.4% compared to the third quarter of 2012 and increased $642,000 or 45.1% for the first nine months of 2013 compared to the same period in 2012.  Noninterest income for the third quarter of 2013 was $3.9 million; up $85,000 or 2.2% compared to the prior year and for the nine month period ended September 30, 2013 was up $602,000 or 5.4% over the same nine month period of 2012.    The increase in noninterest income compared to the first nine months of 2012 is mainly a result of an increase in investment management and brokerage income which benefited from the growth in assets under management and improved market conditions.  Noninterest expenses for the three months and nine months ended September 30, 2013, were down $70,000 or 2.4% and $454,000 or 4.9% compared to the same periods of 2012, mainly a result of lower marketing expenses and lower external broker commission payouts.  The 2013 results include VIST Capital Management, which was acquired as part of the VIST Financial acquisition.

Average Consolidated Statements of Condition and Net Interest Analysis (Unaudited)

	Quarter Ended			Year to Date Period Ended			Year to Date Period Ended
	September 30, 2013			September 30, 2013			September 30, 2012
	Average			Average			Average
	Balance		Average	Balance		Average	Balance		Average
(Dollar amounts in thousands)	(QTD)	Interest	Yield/Rate	(YTD)	Interest	Yield/Rate	(YTD)	Interest	Yield/Rate

ASSETS
Interest-earning assets
Interest-bearing balances due from banks	$1,281	$1	0.31%	$2,261	$9	0.53%	$19,272	$14	0.10%
Money market funds	—	—	0.00%	—	—	0.00%	24	—	0.00%
Securities (1)
U.S. Government securities	1,319,413	7,208	2.17%	1,334,735	21,269	2.13%	1,170,885	21,089	2.41%
Trading securities	13,978	147	4.17%	15,141	472	4.17%	18,526	569	4.10%
State and municipal (2)	93,464	1,194	5.07%	97,253	3,750	5.16%	91,452	3,594	5.25%
Other securities (2)	7,409	60	3.21%	7,996	210	3.51%	11,773	403	4.57%
Total securities	1,434,264	8,609	2.38%	1,455,125	25,701	2.36%	1,292,636	25,655	2.65%
Federal Funds Sold	—	—	0.00%	—	—	0.00%	2,453	2	0.11%
FHLBNY and FRB stock	24,234	193	3.16%	22,051	538	3.26%	18,107	620	4.57%

Total loans and leases, net of unearned income (2)(3)	3,073,824	38,535	4.97%	3,025,846	113,440	5.01%	2,194,852	85,281	5.19%
Total interest-earning assets	4,533,603	47,338	4.14%	4,505,283	139,688	4.15%	3,527,344	111,572	4.23%

Other assets	364,075			415,809			293,527

Total assets	4,897,678			4,921,092			3,820,871

LIABILITIES & EQUITY
Deposits
Interest-bearing deposits
Interest bearing checking, savings, & money market	2,164,364	1,134	0.21%	2,224,540	3,816	0.23%	1,610,667	3,250	0.27%
Time deposits	925,863	1,968	0.84%	955,284	5,928	0.83%	786,856	5,177	0.88%
Total interest-bearing deposits	3,090,227	3,102	0.40%	3,179,824	9,744	0.41%	2,397,523	8,427	0.47%

Federal funds purchased & securities sold under agreements to repurchase	168,446	901	2.12%	180,939	2,877	2.13%	195,553	3,340	2.28%
Other borrowings	271,904	1,243	1.81%	211,828	3,634	2.29%	139,148	4,231	4.06%
Trust preferred debentures	42,131	660	6.21%	43,160	2,037	6.31%	29,201	1,296	5.93%
Total interest-bearing liabilities	3,572,708	5,906	0.66%	3,615,751	18,292	0.68%	2,761,425	17,294	0.84%

Noninterest bearing deposits	814,865			790,557			645,801
Accrued expenses and other liabilities	75,623			73,201			59,152
Total liabilities	4,463,196			4,479,509			3,466,378

Tompkins Financial Corporation Shareholders’ equity	432,948			440,082			352,991
Noncontrolling interest	1,534			1,501			1,502
Total equity	434,482			441,583			354,493

Total liabilities and equity	$4,897,678			$4,921,092			$3,820,871
Interest rate spread			3.48%			3.47%			3.39%
Net interest income/margin on earning assets		41,432	3.63%		121,396	3.60%		94,278	3.57%

Tax Equivalent Adjustment		(959)			(2,892)			(1,984)

Net interest income per consolidated financial statements		$40,473			$118,504			$92,294

(1)	Average balances and yields on available-for-sale securities are based on historical amortized cost.
(2)
Interest income includes the tax effects of taxable-equivalent adjustments using a combined New York State and Federal effective income tax rate of 40% to increase tax exempt interest income to taxable-equivalent basis.

(3)
Nonaccrual loans are included in the average asset totals presented above.  Payments received on nonaccrual loans have been recognized as disclosed in Note 1 of the Company’s condensed consolidated financial statement included in Part 1 of the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2012.

Net Interest Income
Net interest income is the Company’s largest source of revenue, representing 68.6% and 69.3% of total revenues for the three and nine months ended September 30, 2013, compared to 71.3% and 70.2%, respectively, for the same periods in 2012.  Net interest income was up for both the three and nine month periods ended September 30, 2013 over the same periods in 2012; however, the growth in noninterest income, the other component of revenue, exceeded the growth in net interest income, resulting in the decrease in the current period ratios from prior year periods.  Net interest income is dependent on the volume and composition of interest earning assets and interest-bearing liabilities and the level of market interest rates.  The historically low interest rate environment has resulted in lower asset yields and lower funding costs in 2013 compared to 2012.  The Company has been able to lessen the impact of lower asset yields with growth in average earning assets as well as increasing the loan portfolio as a percentage of average earnings assets.  The Company has been able to reduce its funding costs by growing its deposit base, including the balances of noninterest bearing deposits, and replacing maturing FHLB borrowings with lower cost funding.

The above table shows average interest-earning assets and interest-bearing liabilities, and the corresponding yield or cost associated with each. The taxable equivalent net interest margin was 3.63% for the three month period ended September 30, 2013 and 3.60% for the nine month period ended September 30, 2013, compared to 3.66% and 3.57%, respectively, for the same periods in 2012.  Taxable-equivalent net interest income for the three and nine months ended September 30, 2013 was $41.4 million and $121.4 million, respectively, up 10.3% and 28.8% when compared to the same periods in 2012.    The acquisition of VIST Financial on August 31, 2012 contributed significantly to the increase in average earnings assets and net interest income in 2013 over 2012.

Taxable-equivalent interest income for the third quarter of 2013 was $47.3 million, up 8.2% when compared to the same quarter in 2012.  Taxable-equivalent interest income for the nine months ending September 30, 2013 was $139.7 million, up 25.2% from $111.6 million for the first nine months of 2012.  The increase in taxable equivalent interest income for the quarter and year-to-date period ended September 30 2013, was mainly a result of the $1.3 billion in earning assets acquired in the acquisition of VIST Financial in August 2012.  Average earning assets for the third quarter and the first nine months of 2013 are up 10.9% and 27.7%, respectively, over the same periods in 2012.  This increase in average balances was partially offset by a decline in the yield on average earning assets.  The yields on average earning assets were down 12 basis points and 7 basis points for the three and nine month periods ended September 30, 2013 compared to the same periods in 2012. Average earning asset yields were impacted by the low rate environment as cash flows from existing higher yielding assets are reinvested at lower rates.  The impact of the lower market rates on the overall yield on average earning assets in the third quarter of 2013 compared to the same period in 2012 was partially offset by the mix of earning assets acquired in the VIST acquisition, which was more heavily weighted in loans than securities.  Average loan balances for the three and nine months ended September 30, 2013 were up $455.4 million or 17.4% and $831.0 million or 37.9%, respectively.  Average loan balances represented about 67.8% and 67.2% of average earning assets for the three and nine months ended September 30, 2013, up from 64.1% and 62.2%, respectively, for the same periods in 2012.  Average loan yields were down 18 and 24 basis points in the three and nine month periods ended September 30, 2013, respectively, as compared to the same periods in 2012.  Average securities balances for the third quarter of 2013 were up $2.8 million or 0.2% over average balances in the third quarter of 2012, while average yields were down 18 basis points.  For the nine months ended September 30, 2013 average securities balances increased $162,000 or 12.5% from the same period in 2012, while yields declined 29 basis points.

Interest expense for the three and nine months ended September 30, 2013 was $5.9 million and $18.3 million, respectively, down by 4.4% and up by 5.8% when compared to the same periods in 2012, reflecting an increase in interest bearing liabilities, largely deposits of $1.2 billion, acquired from VIST Bank, partially offset by lower average rates paid on deposits and borrowings.  The VIST Bank acquisition impacted 2012 for only two months for the three and nine-month period ended September 30, 2012, whereas the impact to 2013 was for the full three and nine month periods ended September 30, 2013.  Average interest-bearing deposit balances for the three and nine months ended September 30, 2013, were up by $255.7 million or 8.3% and $782.3 million or 24.6%, respectively, compared to the same periods in 2012.  The average rate paid on interest bearing deposits during the three and nine months ended September 30, 2013 was 0.40% and 0.41%, respectively, down 4 basis points and 6 basis points from the average rates paid during the same periods in 2012.  The rates paid were lower across all deposit categories, including interest bearing checking, savings and money market accounts and time deposit. Total funding costs also benefitted from the growth in average noninterest bearing deposit balances.  For the three and nine months ended September 30, 2013, average noninterest bearing deposits of $814.9 million and $790.6 million were up 12.1% and 22.4%, respectively, over the same periods in 2012.  At the time of acquisition, VIST Bank had noninterest bearing balances of $129.5 million. Other borrowings were up $142.9 million or 110.7% for the three months ended September 30, 2013, compared to the third quarter of 2012; however, the average cost of 1.81% for the third quarter of 2013 is down considerably from the 4.21% for the third quarter of 2012.

Provision for Loan and Lease Losses
The provision for loan and lease losses represents management’s estimate of the amount necessary to maintain the allowance for loan and lease losses at an adequate level. The provision for loan and lease losses was $2.0 million for the third quarter of 2013 and $5.6 million for the nine months ended September 30, 2013, compared to $1.0 million and $3.2 million for the respective periods in 2012. The year-over-year increase in provision expense was mainly in the acquired loan portfolio and was primarily related to one large commercial relationship that was partially charged off in the second quarter of 2013. The section captioned “Financial Condition-Allowance for Loan and Lease Losses and Nonperforming Assets” below has further details on the allowance for loan and lease losses and asset quality metrics.

Noninterest Income
Noninterest income totaled $18.5 million and $52.5 million for the three and nine months ended September 30, 2013, compared with $14.8 million and $39.2 million for the same periods in 2012.  Noninterest income represented 31.4% and 30.7% of total revenues for the three and nine months ended September 30, 2013 compared to 28.7% and 29.8% for the same periods in 2012.  Noninterest income for the three and nine months ended September 30, 2013 included a pre-tax gain of $1.4 million on the redemption of a Trust Preferred debenture acquired as part of the VIST acquisition.

Insurance commissions and fees for the three and nine months ended September 30, 2013 increased by $1.4 million and $8.4 million or 23.7% and 63.7% as compared to the same periods in 2012.  The acquisition of VIST Insurance contributed $1.2 million and $7.7 million, respectively, to the increase over the prior year periods.  Revenues for commercial insurance lines, personal insurance lines, and health and benefit related insurance products were up for the quarter and nine months ended September 30, 2013 compared to the same periods in 2012.

Investment services income was $3.7 million in third quarter of 2013, an increase of 2.2% from $3.6 million in the third quarter of 2012.  Investment services income totaled $11.2 million for the first nine months of 2013, up 6.4% over the same period in 2012. The increase was mainly attributed to changes in the pricing structure of brokerage related fees instituted in the second quarter of 2012, increases in assets under management and the VIST Financial acquisition.  Investment services income includes trust services, financial planning, wealth management services, and brokerage related services. With fees largely based on the market value and the mix of assets managed, the general direction of the stock market can have a considerable impact on fee income.  The fair value of assets managed by, or in custody of, Tompkins was $3.4 billion at September 30, 2013, up 3.0% from $3.3 billion at September 30, 2012. These figures include $921.8 million and $1.0 billion, respectively, of Company-owned securities where Tompkins Financial Advisors is custodian.  The increase in fair value of assets also reflects successful business development initiatives resulting in customer retention and the impact of the VIST Financial acquisition.

Service charges on deposit accounts were up $266,000 or 13.4% for the third quarter of 2013 compared to the third quarter of 2012 and up $820,000 or 15.3% for the nine month period ended September 30, 2013 compared to the same period in the  prior year.  The largest component of this category is overdraft fees, which is largely driven by customer activity.    The increase over the prior year is primarily due to the addition of VIST Bank.   However, all four of the Company’s banking subsidiaries reported an increase in service charges on deposit accounts for the three and nine months ended September 30, 2013, compared to the same periods in 2012.

Card services income for the three and nine months ended September 30, 2013 was up $231,000 or 15.4% and $810,000 or 18.6% over the same periods in 2012.  The increase was mainly in debit card income and was due to the acquisition of VIST Bank.  Favorable trends in the number of cards issued and transaction volume have been partially offset by lower interchange fees as a result of regulatory changes.

Net mark-to-market gains on securities and borrowings held at fair value totaled $32,000 in the third quarter of 2013, compared to net mark-to-market losses of $68,000 in the third quarter of 2012.  For the nine months ended September 30, 2013, net mark-to-market gains totaled $71,000 compared to mark-to-market losses of $60,000 for the comparable period in 2012.  Mark-to-market losses or gains related to the change in the fair value of trading securities and certain borrowings where the Company has elected the fair value option are  unrealized amounts primarily impacted by changes in interest rates.

For the three and nine months ended September 30, 2013, the Company recognized $281,000 and $723,000 in gains on sales of available-for-sale securities, compared to $112,000 in losses and $822,000 in gains for the three and nine months ended September 30, 2012.  Sales of available-for-sale securities are generally the result of general portfolio maintenance and interest rate risk management.   The gains recognized in the nine months ended September 30, 2013, included $94,000 of gains related to the sale of three non-agency bonds, which had previously been determined to be other-than-temporarily impaired.

Other income was $3.4 million for the third quarter of 2013 as compared to $2.1 million for the same quarter in 2012.  For the nine months ended September 30, 2013 other income was $7.5 million, up $2.4 million or 31.8% from 2012.  The significant components of other income are other service charges, increases in cash surrender value of corporate owned life insurance (“COLI”), gains on the sales of residential mortgage loans, FDIC indemnification asset accretion and income from miscellaneous equity investments, including the Company’s investment in a Small Business Investment Company (“SBIC”). Other income for the three and nine months ended September 30, 2013 included a pre-tax gain of $1.4 million on the redemption of a Trust Preferred debenture acquired as part of the VIST acquisition.  Most other income categories were up in 2013 over the same periods last year due to the VIST Financial acquisition.  The second quarter of 2012 included $405,000 in pre-tax income related to the reversal of an accrued liability related to the settlement of litigation between VISA Inc. and certain merchants.

Net gains on sale of residential mortgage loans, included in other income on the consolidated statements of income, of $115,000 in the third quarter of 2013 were down by $214,000 or 65.0% compared to the third quarter of 2012.  For the nine month period ended September 30, 2013 net gains on the sale of mortgage loans was $212,000, down $367,000 or 63.4% from the same period in 2012.  The decrease in gains on sale of residential mortgage loans is mainly due to lower sales volumes, reflecting a decision to hold certain loans in the portfolio rather than sell them in the secondary market.  To manage interest rate risk exposures, the Company from time to time sells certain fixed rate loan originations that have rates below or maturities greater than the standards set by the Company’s Asset/Liability Committee for loans held in the portfolio.

Noninterest Expense
Noninterest expense was $37.6 million for the third quarter of 2013, down $8.6 million or 18.7% compared to the same period of the prior year and was $112.9 million for the nine months ended September 30, 2013, up $13.4 million or 13.5% from $99.4 million for the first nine months of 2012.  The year-over-year increase was largely the result of the acquisition of VIST Financial.  The decrease for the three month period was the result of $13.8 million of merger related expenses that were included in the three month period ended September 30, 2012.  The three month period ended September 30, 2013 did not include any merger related expenses.

Salaries and wages expense increased by $2.9 million or 20.6% in the third quarter of 2013 compared to the same period in 2012.  For the nine months ended September 30, 2013, salaries and wages were up $12.3 million or 34.0% over the prior year period.  The increase is mainly a result of the additional employees acquired in the VIST acquisition.  In addition, annual merit increases and higher accruals for business development activities affected salaries and wages.  Pension and other employee benefits were up $780,000 or 16.2%, and $3.8 million or 28.4% for the third quarter and nine months ended September 30, 2013, mainly a result of the VIST Financial acquisition.  Lower market interest rates have contributed to the increase in the cost of pension and other postretirement benefit plans.  Healthcare insurance is also up over the prior year as a result of additional employees and an increase in annual premiums.

Net occupancy expense was $2.9 million for the third quarter of 2013, up $378,000 or 15.3% from the same period in 2012 and was $8.9 million for the nine months ended September 30, 2013, up $2.8 million or 46.0% from the same period in 2012. The acquisition of VIST Financial contributed to the increase in net occupancy expense for the quarter and year-to date period ended September 30, 2013.

Other operating expenses were $9.5 million for the third quarter ended September 30, 2013, up by $930,000 or 10.8% compared to the same period in 2012.  Other operating expenses were $29.7 million for the nine months ended September 30, 2013, an  increase  of $6.8 million or 29.7% compared to the prior year period.  The acquisition of VIST Financial contributed to this year-over-year increase in other expenses. The third quarter of 2013 included $431,000 of amortization of a historic tax credit investment.  This increase was partially offset by a decrease in other real estate owned expense as the Company was able to recapture some expense as a result of the resolution of a large other real estate owned property. Please see “Note 12.  Other income and operating expense” for more detail on the changes within other operating expenses.

Income Tax Expense
The provision for income taxes provides for Federal and New York State income taxes. The provision for income taxes was $5.3 million for an effective rate of 27.4% for the third quarter of 2013, compared to tax expense of $761,000 and an effective rate of 17.8% for the same quarter in 2012.  For the nine month period ended September 30, 2013, the tax provision was $15.9 million for an effective rate of 30.2%, compared to tax expense of $8.7 million and an effective rate of 30.0% for the same period in 2012.  The third quarter 2013 tax expense and effective rate were favorably impacted by the recognition of the tax benefit of an historic tax credit investment.  The third quarter of 2012 was impacted by merger expenses in the quarter.  The effective rates differ from the U.S. statutory rate of 35.0% during the comparable periods primarily due to the effect of tax-exempt income from loans and securities, life insurance assets, and investments in tax credits.

FINANCIAL CONDITION

Total assets were $4.9 billion at September 30, 2013, up $95.2 million or 2.0% over December 31, 2012, and flat compared to September 30, 2012.  The growth over year-end was mainly in originated loans, net of unearned income and deferred costs and fees, which were up $287.6 million or 13.5%.  This was offset by declines in acquired loans ($122.9 million or 15.0%), available-for-sale securities ($34.4 million or 2.5%) and cash and cash equivalents ($30.4 million or 25.5%).   Total deposits were up less than 1.0% compared to year end, as increases in interest bearing checking, savings, and money market balances of $74.8 million or 3.5% and $15.5 million or 1.9% increases noninterest bearing deposits were mainly offset by a $67.7 million or 7.0% decrease in time deposits.  Other borrowings, consisting mainly of short term advance with the FHLB, were up $130.3 million or 116.5% from year-end.  The VIST acquisition provided total deposits of $1.2 billion on acquisition date.

Securities
As of September 30, 2013, total securities were $1.4 billion or 28.2% of total assets, compared to $1.4 billion or 29.6% of total assets at year-end 2012, and $1.5 billion or 30.8% at September 30, 2012.  The following table details the composition of securities available-for-sale and securities held-to-maturity.

Available-for-Sale Securities
	09/30/2013		12/31/2012
(in thousands)	Amortized Cost1	Fair Value	Amortized Cost1	Fair Value

U.S. Treasury securities	$0	$0	$1,001	$1,004
Obligations of U.S. Government sponsored entities	569,867	572,911	570,871	593,778
Obligations of U.S. states and political subdivisions	72,981	72,924	76,803	79,056
Mortgage-backed securities
U.S. Government agencies	131,347	132,002	162,853	167,667
U.S. Government sponsored entities	578,161	574,011	526,364	540,355
Non-U.S. Government agencies or sponsored entities	375	383	4,457	4,354
U.S. corporate debt securities	5,002	4,730	5,009	5,083
Total debt securities	1,357,733	1,356,961	1,347,358	1,391,297
Equity securities	2,024	1,969	2,058	2,043
Total available-for-sale securities	$1,359,757	$1,358,930	$1,349,416	$1,393,340
1 Net of other-than-temporary impairment losses recognized in earnings

Held-to-Maturity Securities
	09/30/2013		12/31/2012
(in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Obligations of U.S. states and political subdivisions	$19,773	$20,403	$24,062	$25,163
Total held-to-maturity debt securities	$19,773	$20,403	$24,062	$25,163

The decrease in the fair value of the available-for-sale portfolio was due to the changes in interest rates during the third quarter of 2013.  The rise in interest rates during the quarter resulted in a decrease in the unrealized gains in the available-for-sale portfolio.  Management’s policy is to purchase investment grade securities that on average have relatively short duration, which helps mitigate interest rate risk and provides sources of liquidity without significant risk to capital.  The decrease in the held-to-maturity portfolio was due to maturities and calls during the year.

The Company has no investments in preferred stock of U.S. government sponsored entities and no investments in pools of Trust Preferred securities.  Quarterly, the Company evaluates all investment securities with a fair value less than amortized cost to identify any other-than-temporary impairment as defined under generally accepted accounting principles.

During the first quarter of 2013, the Company sold three non-agency CMO securities for a gain of approximately $94,000.  Prior to the first quarter of 2013, these three non-agency CMO securities were determined to be other-than-temporarily impaired and the Company did recognize net credit impairment charges to earnings of $441,000 over the life of these three securities.  Also during the first quarter of 2013, one non-agency CMO security was repaid in full.  The Company did not recognize any net credit impairment charge to earnings on these securities in 2013.  The Company did recognize $55,000 and $120,000, respectively, in net credit impairment charges to earnings on these securities in the third quarter and nine months ending September 30, 2012.

As a result of the impairment review process, the Company does not consider the remaining non-agency CMO held at September 30, 2013 to be other-than-temporarily impaired.  Future changes in interest rates or the credit quality and credit support of the underlying issuers may reduce the market value of these and other securities.  If such decline is determined to be other than temporary, the Company will record the necessary charge to earnings and/or accumulated other comprehensive income to reduce the securities to their then current fair value.

The Company maintains a trading portfolio with a fair value of $11.5 million as of September 30, 2013, compared to $16.5 million at December 31, 2012.  The decrease in the trading portfolio reflects maturities or payments during 2013.  For the nine months ended September 30, 2013, net mark-to-market losses related to the securities trading portfolio were $472,000, compared to net mark-to-market losses of $198,000 for the same period in 2012.

Loans and Leases

Loans and leases at September 30, 2013 and December 31, 2012 were as follows:
	09/30/2013			12/31/2012
(in thousands)	Originated	Acquired	Total Loans and Leases	Originated	Acquired	Total Loans and Leases
Commercial and industrial
Agriculture	$59,041	$0	$59,041	$77,777	$0	$77,777
Commercial and industrial other	530,878	126,348	657,226	446,876	167,427	614,303
Subtotal commercial and industrial	589,919	126,348	716,267	524,653	167,427	692,080
Commercial real estate
Construction	41,868	38,036	79,904	41,605	43,074	84,679
Agriculture	48,657	3,528	52,185	48,309	3,247	51,556
Commercial real estate other	862,023	394,559	1,256,582	722,273	445,359	1,167,632
Subtotal commercial real estate	952,548	436,123	1,388,671	812,187	491,680	1,303,867
Residential real estate
Home equity	166,800	70,315	237,115	159,720	81,657	241,377
Mortgages	653,086	37,131	690,217	573,861	41,618	615,479
Subtotal residential real estate	819,886	107,446	927,332	733,581	123,275	856,856
Consumer and other
Indirect	22,488	7	22,495	26,679	24	26,703
Consumer and other	32,996	1,330	34,326	32,251	1,498	33,749
Subtotal consumer and other	55,484	1,337	56,821	58,930	1,522	60,452
Leases	5,102	0	5,102	4,618	0	4,618
Covered loans		27,363	27,363	0	37,600	37,600
Total loans and leases	2,422,939	698,617	3,121,556	2,133,969	821,504	2,955,473
Less: unearned income and deferred costs and fees	(2,244)	0	(2,244)	(863)	0	(863)
Total loans and leases, net of unearned income and deferred costs and fees	$2,420,695	$698,617	$3,119,312	$2,133,106	$821,504	$2,954,610

Total loans and leases at September 30, 2013 were up $164.7 million or 5.6% from December 31, 2012.  Increases in commercial and industrial, commercial real estate, and residential mortgages were partially offset by declines in agricultural, construction and consumer loans. As of September 30, 2013 total loans and leases represented 63.2% of total assets compared to 61.1% of total assets at December 31, 2012.

Residential real estate loans, including home equity loans at September 30, 2013 increased by $70.5 million or 8.2% from year-end 2012, and comprised 29.7% of total loans and leases at September 30, 2013. The growth in residential real estate loan balances reflects higher origination volumes due to the low interest rate environment, as well as a decision to retain certain residential mortgages in portfolio rather than sell them in the secondary market due to interest rate considerations.  The Company’s Asset/Liability Committee meets regularly and establishes standards for selling and retaining residential real estate mortgage originations.

Prior to August 2012, any residential real estate loans that were sold were generally sold to Federal Home Loan Mortgage Corporation (“FHLMC”) or State of New York Mortgage Agency (“SONYMA”).   With the acquisition of VIST on August 1, 2012, the Company also sells loans to other third parties, including money center banks.  Residential real estate loans are generally sold without recourse in accordance with standard secondary market loan sale agreements and are also subject to customary representations and warranties made by the Company, including representations and warranties related to gross incompetence and fraud. The Company has not had to repurchase any loans as a result of these general representations and warranties. While in the past in rare circumstances the Company agreed to sell residential real estate loans with recourse, the Company has not done so in the past several years and the amount of such loans included on the Company’s balance sheet at September 30, 2013 is insignificant. The Company has never had to repurchase a loan sold with recourse.

During the first nine months of 2013 and 2012, the Company sold residential mortgage loans totaling $6.9 million and $25.1 million, respectively, and realized gains on these sales of $212,000 and $579,000, respectively. These residential real estate loans were sold without recourse in accordance with standard secondary market loan sale agreements. When residential mortgage loans are sold, the Company typically retains all servicing rights, which provides the Company with a source of fee income. Mortgage servicing rights, at amortized basis, totaled $1.0 million at September 30, 2013 down from $1.2 million at December 31, 2012.

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

Commercial real estate loans increased by $84.8 million or 6.5% compared to December 31, 2012, and represented 44.5% of total loans as of September 30, 2013. Commercial and industrial loans at September 30, 2013, increased by $24.2 million or 3.5% compared to December 31, 2012.  As of September 30, 2013, agriculturally-related loans totaled $111.2 million or 3.6% of total loans and leases, down from $129.3 million or 4.4% of total loans and leases at December 31, 2012. Agriculturally-related loans include loans to dairy farms and cash and vegetable crop farms. Agriculturally related loans are primarily made based on identified cash flows of the borrower with consideration given to underlying collateral, personal guarantees, and government related guarantees. Agriculturally-related loans are generally secured by the assets or property being financed or other business assets such as accounts receivable, livestock, equipment or commodities/crops.

The consumer loan portfolio includes personal installment loans, indirect automobile financing, and overdraft lines of credit. Consumer and other loans at September 30, 2013, were down $3.6 million or 6.0% from December 31, 2012.  The decrease is mainly in indirect automobile loans and reflects increased competition.

The lease portfolio increased by 10.5% to $5.1 million at September 30, 2013 from $4.6 million at December 31, 2012. The lease portfolio has traditionally consisted of leases on vehicles for consumers and small businesses. Management continues to review leasing opportunities, primarily commercial leasing and municipal leasing.

The acquired loans in the above table reflect loans acquired in the acquisition of VIST Financial during the third quarter of 2012.  The acquired loans were recorded at fair value pursuant to the purchase accounting guidelines in FASB ASC 805 – “Fair Value Measurements and Disclosures” (as determined by the present value of expected future cash flows) with no valuation allowance (i.e., the allowance for loan losses). Upon acquisition, the Company evaluated whether each acquired loan (regardless of size) was within the scope of ASC 310-30, “Receivables – Loans and Debt Securities Acquired with Deteriorated Credit Quality”.

The carrying value of acquired loans acquired and accounted for in accordance with ASC Subtopic 310-30, “Receivables Loans and Debt Securities Acquired with Deteriorated Credit Quality,” was $58.2 million at September 30, 2013, as compared to $92.3 million at the acquisition date of August 1, 2012, and the net reduction reflects payments.  Under ASC Subtopic 310-30, loans may be aggregated and accounted for as pools of loans if the loans being aggregated have common risk characteristics. The Company elected to account for the loans with evidence of credit deterioration individually rather than aggregate them into pools.  The difference between the undiscounted cash flows expected at acquisition and the investment in the acquired loans, or the “accretable yield,” is recognized as interest income utilizing the level-yield method over the life of each loan. Contractually required payments for interest and principal that exceed the undiscounted cash flows expected at acquisition, or the “non-accretable difference,” are not recognized as a yield adjustment, as a loss accrual or as a valuation allowance.

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

The carrying value of loans not exhibiting evidence of credit impairment at the time of the acquisition (i.e. loans outside of the scope of ASC 310-30) was $640.4 million at September 30, 2013.  The fair value of the acquired loans not exhibiting evidence of credit impairment was determined by projecting contractual cash flows discounted at risk-adjusted interest rates.

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

At September 30, 2013, acquired loans included $27.4 million of covered loans. VIST Financial had acquired these loans in an FDIC assisted transaction in the fourth quarter of 2010.  In accordance with loss sharing agreements with the FDIC, certain losses and expenses relating to covered loans may be reimbursed by the FDIC at 70% or, if certain levels of reimbursement are reached, 80%.  See Note 8 – “FDIC Indemnification Asset Related to Covered Loans” in the Notes to Unaudited Condensed Consolidated Financial Statements included in Part I of this Quarterly Report on Form 10-Q.

The Company has adopted comprehensive lending policies, underwriting standards and loan review procedures.  Management reviews these policies and procedures on a regular basis.  The Company discussed its lending policies and underwriting guidelines for its various lending portfolios in Note 6 – “Loans and Leases” in the Notes to Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.  There have been no significant changes in these policies and guidelines.  As such, these policies are reflective of new originations as well as those balances held at September 30, 2013.  The Company’s Board of Directors approves the lending policies at least annually.  The Company recognizes that exceptions to policy guidelines may occasionally occur and has established procedures for approving exceptions to these policy guidelines.  Management has also implemented reporting systems to monitor loan originations, loan quality, concentrations of credit, loan delinquencies and nonperforming loans and potential problem loans.

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

Since the methodology is based upon historical experience and trends as well as management’s judgment, factors may arise that result in different estimations.  Significant factors that could give rise to changes in these estimates may include, but are not limited to, changes in economic conditions in the local area, concentration of risk, changes in interest rates, and declines in local property values.  Based on its evaluation of the allowance as of September 30, 2013, management considers the allowance to be appropriate.  Under adversely different conditions or assumptions, the Company would need to increase or decrease the allowance.

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

(in thousands)	09/30/2013	12/31/2012	09/30/2012
Originated
Commercial and industrial	$7,738	$7,533	$8,002
Commercial real estate	10,897	10,184	11,984
Residential real estate	5,309	4,981	4,641
Consumer and other	1,778	1,940	2,004
Leases	0	5	1
Total	$25,722	$24,643	$26,632

(in thousands)	09/30/2013	12/31/2012	09/30/2012
Acquired
Commercial and industrial	$51	$0	$0
Commercial real estate	437	0	0
Residential real estate	163	0	0
Consumer and other	35	0	0
Total	$686	$0	$0

As of September 30, 2013, the total allowance for loan and lease losses was $26.4 million, up $1.8 million from $24.6 million at year end 2012.  Both the originated and acquired allowances were up over year-end.  The increase in the originated allowance was mainly driven by the 13.5% growth in originated loans and leases from year-end 2012, as well as the increase in nonperforming loans during the third quarter.  The increase in the acquired allowance reflects some deterioration in specific loans as well as an increase in the level of nonperforming loans.   Nonperforming originated loans increased by $2.9 million from year-end 2012.

Originated loans internally-classified as Special Mention, Substandard and Doubtful totaled $80.0 million at September 30, 2013, down from $101.4 million at December 31, 2012 and $113.0 million at September 30, 2012.  The decrease is mainly due to upgrades of risk ratings in our commercial, commercial real estate and agriculture loan portfolios as a result of improving financial conditions of our commercial and agricultural customers.  While the overall strength of the economy remains uncertain, there are signs of improvement in national and local economic conditions, which have contributed to some improvements in the financial conditions of several of the Company’s commercial and agricultural customers.  In addition to upgrades, there were a few large charge-offs in the fourth quarter of 2012 that have contributed to the decrease in total internally classified originated loans and leases since the third quarter of 2012. The increase in the allocation for commercial and industrial loans was mainly a result of growth in the portfolio over year end 2012, an increase in nonperforming loans and specific allocations for a few impaired commercial loans.  The increase in reserve allocations for commercial real estate loans was mainly due to growth in the portfolio over year-end 2012.  Reserve allocations for residential real estate loans were up over year-end 2012, primarily as a result of growth in the portfolio and an increase in past due and nonperforming loans.

The amount of acquired loans internally-classified as Special Mention, Substandard and Doubtful totaled $66.4 million at September 30, 2013, down from $70.6 million at year-end 2012.  Loan pay downs and the movement of loans to other real estate owned have contributed to the decrease from year-end.  Nonaccrual loans in the acquired portfolio increased from $4.4 million at year-end 2012 to $8.0 million at September 30, 2013.

Activity in the Company’s allowance for loan and lease losses during the first nine months of 2013 and 2012, and for the twelve months ended December 31, 2012 is illustrated in the table below.

Analysis of the Allowance for Originated Loan and Lease Losses

(in thousands)	09/30/2013	12/31/2012	09/30/2012
Average originated loans outstanding during period	$2,386,383	$2,301,901	$2,194,794
Balance of originated allowance at beginning of year	$24,643	$27,593	$27,593

ORIGINATED LOANS CHARGED-OFF:
Commercial and industrial	487	5,328	888
Commercial real estate	539	3,977	2,332
Residential real estate	455	2,390	931
Consumer and other	1,040	826	580
Total loans charged-off	$2,521	$12,521	$4,731

RECOVERIES OF ORIGINATED LOANS PREVIOUSLY CHARGED-OFF:
Commercial and industrial	1,490	198	151
Commercial real estate	457	200	166
Residential real estate	32	30	29
Consumer and other	296	306	246
Total loans recoveries	$2,275	$734	$592
Net loans charged-off	246	11,787	4,139
Additions to originated allowance charged to operations	1,325	8,837	3,178
Balance of originated allowance at end of period	$25,722	$24,643	$26,632
Annualized net charge-offs on originated loans to average total originated loans and leases	0.01%	0.51%	0.25%
Originated allowance as a percentage of originated loans and leases outstanding	1.06%	1.16%	1.29%

Analysis of the Allowance for Acquired Loan and Lease Losses

(in thousands)	09/30/2013
Average acquired loans outstanding during period	$706,031

ACQUIRED LOANS CHARGED-OFF:
Commercial and industrial	2,930
Commercial real estate	32
Residential real estate	577
Consumer and other	25
Total loans charged-off	$3,564

Net loans charged-off	3,564
Additions to acquired allowance charged to operations	4,250
Balance of acquired allowance at end of period	$686
Annualized net charge-offs of acquired loans to average total acquired loans and leases	0.67%
There was no allowance, charge-offs, or recoveries for acquired loans accounted for in accordance with ASC Topic 805 for the periods ending December 31, 2012 and September 30, 2012.

Net loan and lease charge-offs totaled $1.1  million and $3.8 million for the three and nine months ended September 30, 2013, compared to $1.3 million and $4.1 million for the same periods in 2012.  For the three and nine months ended September 30, 2013, the originated loan portfolio had net charge-offs of $630,000 and $246,000, compared to $1.3 million and $4.1 million for the same periods in the prior year.    A partial recovery of $1.2 million was recognized in the second quarter of 2013 on a large commercial loan that was charged off during 2012.  The acquired loan portfolio had net charge-offs of $468,000 and $3.6 million, respectively.  The net charge-offs in the acquired portfolio were mainly related to one large commercial relationship that was written down to fair value in the second quarter.

The provision for loan and lease losses was $2.0 million and $5.6 million for the three and nine months ended September 30, 2013, compared to $1.0 million and $3.2 million for the same periods in 2012.  The year-over-year increase in provision expense was mainly in the acquired loan portfolio and was primarily related to one large commercial relationship that was partially charged off in the second quarter of 2013. The provision for originated loans and leases was $1.5 million and $1.3 million for the three and nine months ended September 30, 2013 compared to $1.0 million and $3.2 million for the same periods in 2012.  The year to date 2013 provision was favorably impacted by a large recovery in the second quarter of 2013, which led to a recapture of provision expense for that quarter.  The provision expense for the third quarter reflects growth in the loan portfolio as well as an increase in nonperforming loans.  The provision for acquired loans and leases was $0.5 million and $4.2 million for the three and nine months ended September 30, 2013.  The provision expense for acquired loans reflects some deterioration in expected cash flows on some loans subsequent to the acquisition of the loans as well as an increase in nonperforming loans in the acquired portfolio.

Analysis of Past Due and Nonperforming Loans
(in thousands)	09/30/20131	12/31/20121	09/30/20121
Loans 90 days past due and accruing
Commercial and industrial	$0	$0	$0
Commercial real estate	140	0	0
Residential real estate	1,077	257	121
Consumer and other	0	0	5
Total loans 90 days past due and accruing	1,217	257	126
Nonaccrual loans2
Commercial and industrial	2,767	1,340	4,839
Commercial real estate	25,860	25,014	24,216
Residential real estate	13,082	11,084	7,670
Consumer and other	180	302	271
Total nonaccrual loans	41,889	37,740	36,996
Troubled debt restructurings not included above	46	1,532	1,468
Total nonperforming loans and leases	43,152	39,529	38,590
Other real estate owned	6,264	4,862	4,675
Total nonperforming assets	$49,416	$44,391	$43,265
Allowance as a percentage of nonperforming loans and leases	61.20%	62.34%	69.01%
Total nonperforming assets as percentage of total assets	1.00%	0.92%	0.88%
1 The September 30, 2013, December 31, 2012, and September 30, 2012 columns in the above table exclude $13.5 million, $18.7 million, and $22.2 million, respectively, of acquired loans that are 90 days past due and accruing interest. These loans were originally recorded at fair value on the acquisition date of August 1, 2012. These loans are considered to be accruing as we can reasonably estimate future cash flows on these acquired loans and we expect to fully collect the carrying value of these loans. Therefore, we are accreting the difference between the carrying value of these loans and their expected cash flows into interest income.

2 Nonaccrual loans at September 30, 2013 and December 31, 2012 include $8.0 million and $4.4 million, respectively, of nonaccrual acquired loans. There were no acquired nonaccrual loans at September 30, 2012.

Nonperforming assets include nonaccrual loans, troubled debt restructurings (“TDR”), and foreclosed real estate/other real estate owned.  Nonperforming assets represented 1.00% of total assets at September 30, 2013, compared to 0.92% at December 31, 2012, and 0.88% at September 30, 2012. The increase in nonperforming assets at September 30, 2013 compared to December 31, 2012 was mainly a result of $1.4 million of loans moving into other real estate owned and an increase of $3.7 million in the acquired nonperforming loans and leases.  Although nonperforming assets increased compared to year end, the Company’s ratio of nonperforming assets to total assets continues to compare favorably to our peer group’s most recent ratio of 1.88% at June 30, 2013.

Total nonperforming loans represented 1.38% of total loans at September 30, 2013, compared to 1.34% of total loans at December 31, 2012, and 1.32% of total loans at September 30, 2012.  A breakdown of nonperforming loans by portfolio segment is shown above.  Commercial real estate loans represent the largest component of nonperforming loans.  Nonperforming commercial real estate loans include two relationships totaling $9.6 million at September 30, 2013 and $10.0 million at December 31, 2012.  Both of these relationships are considered impaired and have been charged down to fair value.

Loans past due 30-89 days and accruing interest increased from $13.3 million at December 31, 2012 to $20.2 million at September 30, 2013.  Originated loans past due 30-89 days and accruing interest increased by $4.2 million to $12.2 million, while acquired loans past due 30-89 days and accruing increased by $2.8 million to $8.0 million at September 30, 2013.   The increase in the originated portfolio was mainly one commercial relationship totaling $3.1 million, which is 90% guaranteed by a U.S. government agency.  The increase in the acquired portfolio was mainly due to a commercial real estate loan totaling $2.7 million which became past due in the third quarter.

Loans are considered modified in a TDR when, due to a borrower’s financial difficulties, the Company makes a concession(s) to the borrower that it would not otherwise consider and the borrower could not obtain elsewhere.  These modifications may include, among others, an extension of the term of the loan, and granting a period when interest-only payments can be made, with the principal payments made over the remaining term of the loan or at maturity. TDRs are included in the above table within the following categories:  “loans 90 days past due and accruing”, “nonaccrual loans”, or “troubled debt restructurings not included above”.  Loans in the latter category include loans that meet the definition of a TDR but are performing in accordance with the modified terms and therefore classified as accruing loans.  As mentioned above, the decrease in this category from year-end 2012 reflects the payoff of the $1.5 million loan included at year-end.  At September 30, 2013 the Company had $10.0 million in TDRs and all were reported as nonaccrual,  with the exception of one loan totaling $46,000, and included in the table above.

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

The Company’s recorded investment in loans and leases that are considered impaired totaled $33.9 million at September 30, 2013, and $24.7 million at December 31, 2012.  A loan is impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impaired loans consist of our non-homogenous nonaccrual loans, and all TDRs. Specific reserves on individually identified impaired loans that are not collateral dependent are measured based on the present value of expected future cash flows discounted at the original effective interest rate of each loan. For loans that are collateral dependent, impairment is measured based on the fair value of the collateral less estimated selling costs, and such impaired amounts are generally charged off.

The year-to-date average recorded investment in impaired loans and leases was $31.3 million at September 30, 2013, $29.5 million at December 31, 2012, and $31.2 million at September 30, 2012.  At September 30, 2013 there was a specific reserve of $849,000 on impaired loans compared to $0 specific reserves at December 31, 2012 and $2.5 million of specific reserves at September 30, 2012.  The specific reserve of $849,000 reported at September 30, 2013 is related to four loans with balances totaling $1.4 million.  The majority of impaired loans are collateral dependent impaired loans that have limited exposure or require limited specific reserve because of the amount of collateral support with respect to these loans and previous charge-offs.  Interest payments on impaired loans are typically applied to principal unless collectability of the principal amount is reasonably assured.  In these cases, interest is recognized on a cash basis.

The ratio of the allowance to nonperforming loans (loans past due 90 days and accruing, nonaccrual loans and restructured troubled debt) was 61.2 times at September 30, 2013, down from 62.3 times in December 31, 2012, and 69.1 times at September 30, 2012. The Company’s nonperforming loans are mostly made up of collateral dependent impaired loans requiring little to no specific allowance due to the level of collateral available with respect to these loans and/or previous charge-offs.  The Company’s peer group ratio was 108.59% as of June 30, 2013.

Management reviews the loan portfolio continuously for evidence of potential problem loans and leases.  Potential problem loans and leases are loans and leases that are currently performing in accordance with contractual terms, but where known information about possible credit problems of the related borrowers causes management to have doubt as to the ability of such borrowers to comply with the present loan payment terms and may result in such loans and leases becoming nonperforming at some time in the future.  Management considers loans and leases classified as Substandard, which continue to accrue interest, to be potential problem loans and leases. The Company, through its internal loan review function, identified 27 commercial relationships from the originated portfolio and 22 commercial relationships from the acquired portfolio totaling $12.1 million and $11.8 million, respectively at September 30, 2013 that were potential problem loans.  At December 31, 2012, the Company had identified 42 relationships totaling $25.4 million in the originated portfolio and 49 relationships totaling $30.2 million in the acquired portfolio that were potential problem loans.  Of the 27 commercial relationships in the originated portfolio that were Substandard, there were 3 relationships that equaled or exceeded $1.0 million, which in aggregate totaled $6.6 million, the largest of which is $2.1 million. Of the 22 commercial relationships from the acquired loan portfolio, there were 3 relationships that equaled or exceeded $1.0 million, which in aggregate totaled $5.8 million, the largest of which is $2.7 million.  The Company continues to monitor these potential problem relationships; however, management cannot predict the extent to which continued weak economic conditions or other factors may further impact borrowers. These loans remain in a performing status due to a variety of factors, including payment history, the value of collateral supporting the credits, and personal or government guarantees. These factors, when considered in the aggregate, give management reason to believe that the current risk exposure on these loans does not warrant accounting for these loans as nonperforming. However, these loans do exhibit certain risk factors, which have the potential to cause them to become nonperforming. Accordingly, management’s attention is focused on these credits, which are reviewed on at least a quarterly basis.

Capital
Total equity was $444.3 million at September 30, 2013, an increase of $2.9 million or 0.7% from December 31, 2012.  The increase reflects growth in retained earnings and additional paid-in capital; partially offset by an increase in accumulated other comprehensive loss.

Additional paid-in capital increased by $8.6 million, from $334.6 million at December 31, 2012, to $343.3 million at September 30, 2013.  The increase is primarily attributable to a $3.8 million increase for the exercise of stock options, $3.0 million related to shares issued for dividend reinvestment, $1.0 million related to stock-based compensation, and $715,000 for the issuance of shares under the employee stock ownership plan.  Retained earnings increased by $20.0 million from $108.7 million at December 31, 2012, to $128.7 million at September 30, 2013, reflecting net income of $36.6 million less dividends paid of $16.6 million.  Accumulated other comprehensive loss increased from a net unrealized loss of $2.1 million at December 31, 2012 to a net unrealized loss of $27.8 million at September 30, 2013, reflecting a $26.9 million decrease in unrealized gains on available-for-sale securities due to market rates, and a $1.2 million increase related to postretirement benefit plans.  Under regulatory requirements, amounts reported as accumulated other comprehensive income/loss related to net unrealized gain or loss on available-for-sale securities and the funded status of the Company’s defined benefit post-retirement benefit plans do not increase or reduce regulatory capital and are not included in the calculation of risk-based capital and leverage ratios.

Cash dividends paid in the first nine months of 2013 totaled approximately $16.6 million, representing 45.3% of year to date 2013 earnings.  Cash dividends of $1.14 per common share paid in the first nine months of 2013 were up 5.6% over cash dividends of $1.08 per common share paid in the first nine months of 2012.

The Company and its banking subsidiaries are subject to various regulatory capital requirements administered by Federal banking agencies. The table below reflects the Company’s capital position at September 30, 2013, compared to the regulatory capital requirements for “well capitalized” institutions.

REGULATORY CAPITAL ANALYSIS
September 30, 2013	Actual		Well Capitalized Requirement
(dollar amounts in thousands)	Amount	Ratio	Amount	Ratio
Total Capital (to risk weighted assets)	$427,901	13.32%	$321,290	10.00%
Tier 1 Capital (to risk weighted assets)	$401,073	12.48%	$192,774	6.00%
Tier 1 Capital (to average assets)	$401,073	8.37%	$239,625	5.00%

As illustrated above, the Company’s capital ratios on September 30, 2013 remain above the minimum requirements for well capitalized institutions.  Total capital as a percent of risk weighted assets increased from 12.9% as of December 31, 2012 to 13.3% at September 30, 2013.  Tier 1 capital as a percent of risk weighted assets increased from 12.1% at the end of 2012 to 12.5% as of September 30, 2013.  Tier 1 capital as a percent of average assets was 8.4% at September 30, 2013 up from 7.9% at year end December 31, 2012.

During the first quarter of 2010, the OCC notified the Company that it was requiring Mahopac National Bank (“Mahopac”), one of the Company’s four banking subsidiaries, to maintain certain minimum capital ratios at levels higher than those otherwise required by applicable regulations.  The OCC was requiring Mahopac to maintain a Tier 1 capital to average assets ratio of 8.0%, a Tier 1 risk-based capital to risk-weighted capital ratio of 10.0% and a Total risk-based capital to risk-weighted assets ratio of 12.0%.  Mahopac exceeded these minimum requirements at the time of the notification and continues to maintain ratios above these minimums.  During the first quarter of 2013, the Company was notified by the OCC that it was no longer requiring Mahopac to maintain the higher capital ratios agreed to in 2010.

As of September 30, 2013, the capital ratios for the Company’s other subsidiary banks also exceeded the minimum levels required to be considered well capitalized.

On July 9, 2013, the FDIC’s Board of Directors approved an interim final capital rule titled: Regulatory Capital Rules: Regulatory Capital, Implementation of Basel III, Capital Adequacy, Transition Provisions, Prompt Corrective Action, Standardized Approach for Risk-weighted Assets, Market Discipline and Disclosure Requirements, Advanced Approaches Risk-Based Capital Rule, and Market Risk Capital Rule.  The interim final rule makes several key changes to the regulatory capital framework that are effective for community banks beginning on January 1, 2015, with some items phasing in over a period of time. The primary focus of the new capital rule is to strengthen the quality and loss-absorbency of regulatory capital so as to enhance banks’ abilities to continue functioning as financial intermediaries, including during periods of financial stress.  Provided below is a brief overview of some key aspects of the new rule.  The Company is currently reviewing the key provisions of the new rule to determine its potential impact on its capital ratios.

As required under Dodd-Frank, the new rules add a new capital ratio, a “common equity tier 1 capital ratio” (CET1). The primary difference between this ratio and the current tier 1 leverage ratio is that only common equity will qualify as tier 1 capital under the new ratio. The new CET1 ratio also will include most elements of accumulated other comprehensive income, including unrealized securities gains and losses, as part of both total regulatory capital (numerator) and total assets (denominator), although community banks are given the opportunity to make a one-time irrevocable election to include or not to include certain elements of other comprehensive income, most notably unrealized securities gains or losses.

In addition to setting higher minimum capital ratios, the new rules, introduce a new concept, a so-called “capital conservation buffer” (set at 2.5%), which must be added to each of the minimum capital ratios (which by themselves are somewhat higher than the current minimum ratios). The capital conservation buffer will be phased-in over five years. When, during economic downturns, an institution’s capital begins to erode, the first deductions from a regulatory perspective would be taken against the conservation buffer.  To the extent that buffer should erode below the required level, the bank would not necessarily be required to replace the capital deficit immediately but would face restrictions on paying dividends and other negative consequences until it did so.

The final rules eliminated the proposed phase-out over 10 years of TRUPs as tier 1 capital for banks, such as Tompkins, that have less than $15 billion in total assets. Under the final rule, grandfathered TRUPs, such as Tompkins’ outstanding TRUP’s, would continue to qualify as tier 1 capital until they mature or are redeemed, up to a limit of 25% of tier 1 capital (for grandfathered TRUP’s and other grandfathered tier 1 capital components).

The following is a summary of the capital definitions for community banks:

Common Equity Tier 1 Capital: The sum of common stock instruments and related surplus net of treasury stock, retained earnings, accumulated other comprehensive income (AOCI), and qualifying minority interests, minus applicable regulatory adjustments and deductions. Such deductions will include AOCI, if the organization exercises its irrevocable option not to include AOCI in capital. Mortgage-servicing assets, deferred tax assets, and investments in financial institutions are limited to 15 percent of CET1 in the aggregate and 10 percent of CET1 for each such item individually.

Additional Tier 1 Capital: The sum of noncumulative perpetual preferred stock, tier 1 minority interests, grandfathered TRUPs, and Troubled Asset Relief Program instruments, minus applicable regulatory adjustments and deductions.

Tier 2 Capital: The sum of subordinated debt and preferred stock, total capital minority interests not included in Tier 1, allowance for loan and lease losses (not exceeding 1.25 percent of risk-weighted assets) minus applicable regulatory adjustments and deductions.

Deposits and Other Liabilities
Total deposits of $4.0 billion at September 30, 2013 increased $22.6 million or 0.6% from December 31, 2012.  The increase from year-end 2012 was comprised mainly of increases in noninterest bearing checking and money market savings and interest bearing checking deposit accounts.

Total deposits were down $66.2 million or 1.6% compared with September 30, 2012. VIST Bank had total deposits of $1.2 billion as of the acquisition date of August 1, 2012.  The decline from the third quarter of 2012 is due mainly to a $149.7 million decrease in time deposits, partially offset by increases in non interest bearing deposits of $52.7 million and money market savings of $30.8 million and represents a planned shift by the Company to lower cost funding sources.

The most significant source of funding for the Company is core deposits. Prior to December 31, 2011, the Company defined core deposits as total deposits less time deposits of $100,000 or more, brokered deposits and municipal money market deposits.  A provision of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) made permanent an increase in the maximum amount of FDIC deposit insurance for financial institutions to $250,000 per depositor. That maximum had been $100,000 per depositor until 2009, when it was temporarily raised to $250,000. As a result of the permanently increased deposit insurance coverage, effective December 31, 2011, the Company defines core deposits as total deposits less time deposits of $250,000 or more (formerly $100,000), brokered deposits and municipal money market deposits.

Core deposits increased $120.9 million to $3.4 billion compared to $3.2 billion at year-end 2012.  Core deposits represented 84.8% of total deposits at September 30, 2013, compared to 82.2% of total deposits at December 31, 2012.

Municipal money market savings and interest bearing checking accounts of $637.5 million at September 30, 2013 increased from $553.2 million at year-end 2012.  As compared to September 30, 2012, municipal money market savings accounts and interest bearing checking accounts were up by $205.0 million or 47.3% at September 30, 2103. In general, there is a seasonal pattern to municipal deposits starting with a low point during July and August.  Account balances tend to increase throughout the fall and into the winter months from tax deposits and the company receives an additional inflow at the end of March from the electronic deposit of state funds.

The Company uses both retail and wholesale repurchase agreements. Retail repurchase agreements are arrangements with local customers of the Company, in which the Company agrees to sell securities to the customer with an agreement to repurchase those securities at a specified later date. Retail repurchase agreements totaled $39.4 million at September 30, 2013, and $65.4 million at December 31, 2012. Management generally views local repurchase agreements as an alternative to large time deposits. The Company’s wholesale repurchase agreements are primarily with the FHLB and amounted to $122.7 million at September 30, 2013, which includes $32.7 million of wholesale repurchase agreements from the VIST Financial acquisition payable to another large financial institution.  By comparison, wholesale repurchase agreements totaled $148.5 million at December 31, 2012.

The Company’s other borrowings totaled $242.2 million at September 30, 2013, up $130.3 million or 116.5% from $111.8 million at December 31, 2012.  Borrowings at September 30, 2013 included $142.9 million in FHLB overnight advances, $81.3 million of FHLB term advances, and an $18.0 million advance from a bank.  Borrowings at year-end 2012 included $91.8 million of FHLB term advances, and a $20.0 million advance from a bank.  The increase in short term borrowings reflects an increase in funding to support loan growth.  Of the $81.3 million in FHLB term advances at September 30, 2013, $61.4 million are due over one year.  In 2007, the Company elected the fair value option under FASB ASC Topic 825 for a $10.0 million advance with the FHLB.  The fair value of this advance decreased by $543,000 (net mark-to-market gain of $543,000) over the nine months ended September 30, 2013.

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

Core deposits, discussed above under “Deposits and Other Liabilities”, are a primary and low cost funding source obtained primarily through the Company’s branch network.  In addition to core deposits, the Company uses non-core funding sources to support asset growth.  These non-core funding sources include time deposits of $250,000 or more, brokered time deposits, national deposit listing services, municipal money market deposits, bank borrowings, securities sold under agreements to repurchase and term advances from the FHLB.  Rates and terms are the primary determinants of the mix of these funding sources. Non-core funding sources, at September 30, 2013, decreased by $19.8 million or 1.9% from $1.0 billion at December 31, 2012.  Non-core funding sources, as a percentage of total liabilities, were 22.5% at September 30, 2013, compared to 23.4% at December 31, 2012.  The decrease in non-core funding sources was mainly due to a decrease in brokered deposits.

Non-core funding sources may require securities to be pledged against the underlying liability. Securities carried at $1.1 billion and $986.8 million at September 30, 2013 and December 31, 2012, respectively, were either pledged or sold under agreements to repurchase. Pledged securities represented 79.3% of total securities at September 30, 2013, compared to 68.8% of total securities at December 31, 2012.

Cash and cash equivalents totaled $88.6 million as of September 30, 2013, down from $118.9 million at December 31, 2012.  Short-term investments, consisting of securities due in one year or less, decreased from $53.1 million at December 31, 2012, to $37.6 million on September 30, 2013.  The Company also had $11.5 million of securities designated as trading securities at September 30, 2013.

Cash flow from the loan and investment portfolios provides a significant source of liquidity. These assets may have stated maturities in excess of one year, but have monthly principal reductions. Total mortgage-backed securities, at fair value, were $706.4 million at September 30, 2013 compared with $712.4 million at December 31, 2012. Outstanding principal balances of residential mortgage loans, consumer loans, and leases totaled approximately $994.9 million at September 30, 2013 as compared to $796.7 million at December 31, 2012.  Aggregate amortization from monthly payments on these assets provides significant additional cash flow to the Company.

Liquidity is enhanced by ready access to national and regional wholesale funding sources including Federal funds purchased, repurchase agreements, brokered certificates of deposit, and FHLB advances. Through its subsidiary banks, the Company has borrowing relationships with the FHLB and correspondent banks, which provide secured and unsecured borrowing capacity. At September 30, 2013, the unused borrowing capacity on established lines with the FHLB was $1.3 billion. As members of the FHLB, the Company’s subsidiary banks can use certain unencumbered mortgage-related assets to secure additional borrowings from the FHLB. At September 30, 2013, total unencumbered residential mortgage loans of the Company were $368.9 million.  Additional assets may also qualify as collateral for FHLB advances upon approval of the FHLB.

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

The Company’s Board of Directors has set a policy that interest rate risk exposure will remain within a range whereby net interest income will not decline by more than 10% in one year as a result of a 100 basis point parallel change in rates.  Based upon the simulation analysis performed as of September 30, 2013 a 200 basis point parallel upward change in interest rates over a one-year time frame would result in a one-year decrease in net interest income from the base case of approximately 0.86%, while a 100 basis point parallel decline in interest rates over a one-year period would result in an decrease in one-year net interest income from the base case of 0.78%.  The simulation assumes no balance sheet growth and no management action to address balance sheet mismatches.

If rates rise in a parallel fashion (+200BP/over 12 months, or +400BP/over 24 months), net interest income is expected to trend slightly below the base assumption, as upward adjustments to rate sensitive deposits and short-term funding outpace increases to asset yields which are concentrated in intermediate to longer-term products.  Once market rates stabilize, increases to funding costs dissipate while asset yields continue to cycle higher.  As a result, net interest income improves for the remainder of the projection period.

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

In addition to the simulation analysis, management uses an interest rate gap measure. The table  below is a Condensed Static Gap Report, which illustrates the anticipated repricing intervals of assets and liabilities as of September 30, 2013.  The Company’s one-year net interest rate gap was a negative $285.6 million or 5.79% of total assets at September 30, 2013, compared with a negative $72.4 million or 1.50% of total assets at December 31, 2012. A negative gap position exists when the amount of interest-bearing liabilities maturing or repricing exceeds the amount of interest-earning assets maturing or repricing within a particular time period.  This analysis suggests that the Company’s net interest income is moderately more vulnerable to an increasing rate environment than it is to a prolonged declining interest rate environment.  An interest rate gap measure could be significantly affected by external factors such as a rise or decline in interest rates, loan or securities prepayments, and deposit withdrawals.

Condensed Static Gap – September 30, 2013			Repricing Interval

(in thousands)	Total	0-3 months	3-6 months	6-12 months	Cumulative 12 months

Interest-earning assets1	$4,521,782	$946,510	$196,936	$373,796	$1,517,242
Interest-bearing liabilities	3,566,730	1,380,866	179,874	242,101	1,802,841
Net gap position		(434,356)	17,062	131,695	(285,599)
Net gap position as a percentage of total assets		(8.81%)	0.35%	2.67%	(5.79%)
1 Balances of available securities are shown at amortized cost

Item 4.     Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2013.  Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this Report on Form 10-Q, the Company’s disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2013, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

None

Item 1A.	Risk Factors

There have been no material changes in the risk factors previously disclosed under Item 1A. of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

Item 2.     Unregistered Sales of Equity Securities and the Use of Proceeds

Issuer Purchases of Equity Securities
	Total Number of Shares Purchased (a)	Average Price Paid Per Share (b)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (c)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (d)

July 1, 2013 through July 31, 2013	1,674	$44.87	0	335,000

August 1, 2013 through August 31, 2013	553	45.95	0	335,000

September 1, 2013 through September 30, 2013	0	0	0	335,000

Total	2,227	$45.14	0	335,000

Included in the table above are 1,674 shares purchased in July 2013, at an average cost of $44.87 and 553 shares purchased in August 2013, at an average cost of $45.95, in each case by the trustee of the rabbi trust established by the Company under the Company’s Amended and Restated Retainer Plan For Eligible Directors of Tompkins Financial Corporation and its wholly-owned Subsidiaries, and were part of the director deferred compensation under that plan.

On October 25, 2011, the Company’s Board of Directors authorized a stock repurchase plan for the Company to repurchase up to 335,000 shares of the Company’s common stock.  Purchases may be made on the open market or in privately negotiated transactions over the 24 months following adoption of the plan.  The plan expired on October 25, 2013 and no repurchases were made under this plan.

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

Date:           November 12, 2013

TOMPKINS FINANCIAL CORPORATION

By:	/S/ Stephen S. Romaine
Stephen S. Romaine
President and Chief Executive Officer
(Principal Executive Officer)

By:	/S/ Francis M. Fetsko
Francis M. Fetsko
Executive Vice President, Chief Financial Officer, and Chief Operating Officer
(Principal Financial Officer)
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description	Pages

31.1	Certification of Principal Executive Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.	69

31.2	Certification of Principal Financial Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.	70

32.1	Certification of Principal Executive Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, 18 U.S.C. Section 1350	71

32.2	Certification of Principal Financial Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, 18 U.S.C. Section 1350	72

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, formatted in XBRL (eXtensible Business Reporting Language):  (i) Condensed Consolidated Statements of Condition as of September 30, 2013 and December 31, 2012; (ii) Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2013 and 2012; (iii) Condensed Consolidated Statements of Cash Flows for the three and nine months ended September 30, 2013 and 2012; (iv) Condensed Consolidated Statements of Changes in Shareholders’ Equity for the three and nine months ended September 30, 2013 and 2012; and (v) Notes to Unaudited Condensed Consolidated Financial Statements.