Form 10-K
period 2013-12-31
TOMPKINS FINANCIAL CORP
filed 2014-03-17
CIK 1005817

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

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

The aggregate market value of the registrant’s common stock held by non-affiliates was $568,312,000 on June 28, 2013, based on the closing sales price of a share of the registrant’s common stock, $.10 par value (the “Common Stock”), as reported on the NYSE MKT LLC, on such date.

The number of shares of the registrant’s Common Stock outstanding as of March 6, 2014, was 14,811,411 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement relating to its 2014 Annual Meeting of stockholders, to be held on May 12, 2014, are incorporated by reference into Part III of this Form 10-K where indicated.

TOMPKINS FINANCIAL CORPORATION

Annual Report on Form 10-K

For the Fiscal Year Ended December 31, 2013

PART I

Item 1. Business

The disclosures set forth in this Item1. Business are qualified by the section captioned “Forward-Looking Statements” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Report and other cautionary statements set forth elsewhere in this Report.

General

Tompkins Financial Corporation (“Tompkins” or the “Company”) is headquartered in Ithaca, New York and is registered as a Financial Holding Company with the Federal Reserve Board under the Bank Holding Company Act of 1956, as amended. The Company is a community-based financial services organization that offers a full array of products and services, including commercial and consumer banking, leasing, trust and investment management, financial planning and wealth management, insurance, and brokerage services. At December 31, 2013, the Company’s subsidiaries included: four wholly-owned banking subsidiaries, Tompkins Trust Company (the “Trust Company”), The Bank of Castile, Mahopac Bank (“formerly known as Mahopac National Bank”), and VIST Bank; a wholly owned registered investment advisor, TFA Management, Inc. (“TFA Management”, formerly known as AM&M Financial Services, Inc.); and a wholly-owned insurance agency subsidiary, Tompkins Insurance Agencies, Inc. (“Tompkins Insurance”). TFA Management and the trust division of the Trust Company provide a full array of investment services under the trade name of Tompkins Financial Advisors, including investment management, trust and estate, financial and tax planning as well as life, disability and long-term care insurance services. The Company’s principal offices are located at The Commons, Ithaca, New York, 14851, and its telephone number is (607) 273-3210. The Company’s common stock is traded on the NYSE MKT LLC under the Symbol “TMP.”

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

In the second quarter of 2012, the Company completed a capital raise through a registered public offering of shares of its common stock. The Company believes that this capital raise helped position the Company for future growth, including its 2012 acquisition of VIST Financial Corp. (“VIST Financial”), described below. After transaction costs, net proceeds from the capital raise were approximately $38.0 million, and resulted in the issuance of 1,006,250 shares of Tompkins common stock on April 3, 2012.

On August 1, 2012, Tompkins completed its acquisition of VIST Financial, a financial holding company headquartered in Wyomissing, Pennsylvania, and parent to VIST Bank, VIST Insurance, LLC (“VIST Insurance”), and VIST Capital Management, LLC (“VIST Capital Management”). On the acquisition date, VIST Financial had $1.4 billion in total assets, $889.3 million in loans, and $1.2 billion in deposits. Following its merger with a wholly-owned subsidiary of Tompkins, VIST Financial was merged into Tompkins. VIST Bank, a Pennsylvania state-chartered commercial bank, became a wholly-owned subsidiary of Tompkins and operates as a separate subsidiary bank of Tompkins. VIST Insurance was merged into Tompkins Insurance Agencies, Inc., and VIST Capital Management became part of Tompkins Financial Advisors. The acquisition expanded the Company’s presence into the southeastern region of Pennsylvania.

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

In June 2011, Tompkins Insurance acquired all of the outstanding shares of Olver & Associates, Inc., (“Olver”), a property and casualty insurance agency located in Ithaca, New York. The two principal officers and staff continued with Tompkins Insurance Agencies after the acquisition. The acquisition-date fair value of the consideration paid was $3.2 million and included $250,000 of cash and 75,188 shares of Tompkins’ common stock. As a result of pursuing an available tax election under Internal Revenue Code section 338(h)(10), it was determined that the acquisition qualified for beneficial tax treatment that would enable the tax deductible amortization of the purchase premium, including goodwill. To compensate the Olver shareholders for their consent to make this election, additional consideration of $755,000 and $238,000 were recorded as additional goodwill during the first and second quarters of 2012, respectively.

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

Narrative Description of Business

Information about the Company’s business segments are included in “Note 23 Segment and Related Information” in the Notes to Consolidated Financial Statements in Part II, Item 8. of this Report. The Company has identified three business segments, consisting of banking, insurance and wealth management. The number of reportable segments was increased from two to three segments in the third quarter of 2012. At that time, the Company determined that a change in its reportable business segments was warranted due to the VIST acquisition, on August 1, 2012. The acquisition included VIST Insurance which nearly doubled annual insurance revenues of Tompkins Insurance when compared to pre-acquisition results. Consequently, insurance revenues exceeded the quantitative thresholds set forth in ASC 280-10-50-12 for identifying reportable segments. As such, management determined that it was appropriate to report Insurance and Wealth Management as separate business segments. Previously, these two reportable business segments were reported as a single Financial Services segment. The prior year information contained within this report has been restated to reflect the change from two to three reportable business segments. The sum of the Insurance and Wealth Management segments is equal to the historic Financial Services segment. Wealth management consists of the results of the Company’s trust, financial planning, wealth management services, and broker-dealer services offered through Tompkins Financial Advisors. The insurance segment reflects the results of Tompkins Insurance. All other activities are considered banking.

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

Insurance services include property and casualty insurance, employee benefit consulting, and life, long-term care and disability insurance. Tompkins Insurance is headquartered in Batavia, New York. Over the past twelve years, Tompkins Insurance has acquired smaller insurance agencies in the market areas serviced by the Company’s banking subsidiaries and successfully consolidated them into Tompkins Insurance. The VIST Financial acquisition, which included VIST Insurance, nearly doubled the Company’s annual insurance revenues. Tompkins Insurance offers services to customers of the Company’s banking subsidiaries by sharing offices with The Bank of Castile, Trust Company, and VIST Bank. In addition to these shared offices, Tompkins Insurance has five stand-alone offices in Western New York, two stand-alone offices in Tompkins County, New York and one stand-alone office in Montgomery County, Pennsylvania.

Wealth management services consists of investment management, trust and estate, financial and tax planning as well as life, disability and long-term care insurance services. Wealth management services is under the trade name Tompkins Financial Advisors. Tompkins Financial Advisors has office locations at all four of the Company’s subsidiary banks.

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

Subsidiaries

The Company operates four banking subsidiaries, an insurance agency subsidiary, and a financial planning, wealth management, and broker-dealer subsidiary in New York. In addition, the Company also owns 100% of the common stock of Tompkins Capital Trust I, Sleepy Hollow Capital Trust I, Leesport Capital Trust II, and Madison Statutory Trust I. The Company’s banking subsidiaries operate 66 offices, including 3 limited-service offices, with 46 banking offices located in New York and 20 banking offices located in southeastern Pennsylvania. The decision to operate as four locally managed community banks reflects management’s commitment to community banking as a business strategy. For Tompkins, personal delivery of high quality services, a commitment to the communities in which we operate, and the convergence of a single-source financial service provider characterize management’s community banking approach. The combined resources of the Tompkins organization provides increased capacity for growth and the greater capital resources necessary to make investments in technology and services. Tompkins has a comprehensive suite of products and services that are now available in the markets served by all four banking subsidiaries. These services include trust and investment services, insurance, leasing, card services, Internet banking, and remote deposit services.

Tompkins Trust Company (the “Trust Company”)

The Trust Company is a New York State-chartered commercial bank that has operated in Ithaca, New York and surrounding communities since 1836. The Trust Company operates 15 banking offices, including 2 limited-service banking offices in the counties of Tompkins, Cortland, Cayuga and Schuyler, New York. The Trust Company’s largest market area is Tompkins County, which has a population of approximately 103,000. Education plays a significant role in the Tompkins County economy with Cornell University and Ithaca College being two of the county’s major employers. The Trust Company has a full-service office in Cortland, New York and a full-service office in Auburn, New York. Both of these offices are located in counties contiguous to Tompkins County. As of December 31, 2013, Trust Company had total assets of $1.6 billion, total loans of $909.2 million and total deposits of $1.3 billion.

The Bank of Castile

The Bank of Castile is a New York State-chartered commercial bank and conducts its operations through its 16 banking offices, in towns situated in and around the areas commonly known as the Letchworth State Park area and the Genesee Valley region of New York State. The main business office for The Bank of Castile is located in Batavia, New York and is shared with Tompkins Insurance. The Bank of Castile serves a five-county market, much of which is rural in nature, but also includes Monroe County (population approximately 748,000), where the city of Rochester is located. The population of the counties served by The Bank of Castile, other than Monroe, is approximately 210,000. The Bank of Castile’s lending portfolio includes loans to the agricultural industry. As of December 31, 2013, The Bank of Castile had total assets of $1.1 billion, total loans of $759.3 million and total deposits of $916.4 million.

Mahopac Bank (formerly known as Mahopac National Bank)

On December 31, 2013, Mahopac Bank converted its charter from a national charter to a New York State charter. Mahopac Bank is a commercial bank that operates 15 banking offices, including 1 limited-service office in counties north of New York City. The 15 banking offices include 5 full-service offices in Putnam County, New York, 3 full-service offices in Dutchess County, New York, and 6 full-service offices, and 1 limited-service office in Westchester County, New York.

Putnam County has a population of approximately 100,000 and is about 60 miles north of Manhattan. Dutchess County has a population of approximately 297,000, and Westchester County has a population of approximately 962,000. As of December 31, 2013, Mahopac Bank had total assets of $990.2 million, total loans of $645.4 million and total deposits of $776.2 million.

VIST Bank

VIST Bank is a full service Pennsylvania State-charted commercial bank that was acquired as part of the VIST acquisition in August 2012. VIST Bank operates 20 banking offices in Pennsylvania, including 12 offices in Berks County, 5 offices in Montgomery County, 1 office in Philadelphia County, 1 office in Delaware County and 1 office in Schuylkill County. The population of the counties served by VIST Bank is Philadelphia 1.5 million, Montgomery 808,000, Delaware 561,000, Berks 413,000 and Schuykill 147,000. The main office is located in Wyomissing, Pennsylvania. As of December 31, 2013, VIST Bank had total assets of $1.3 billion, total loans of $880.4 million and total deposits of $991.5 billion.

Tompkins Insurance Agencies, Inc. (“Tompkins Insurance”)

Tompkins Insurance is headquartered in Batavia, New York. Insurance services include property and casualty insurance, employee benefit consulting, and life, long-term care and disability insurance. Over the past twelve years, Tompkins Insurance has acquired smaller insurance agencies in the market areas serviced by the Company’s banking subsidiaries and successfully consolidated them into Tompkins Insurance. In June 2011, Tompkins Insurance acquired all the outstanding shares of Olver & Associates, Inc., (“Olver”), a property and casualty insurance agency located in Ithaca, New York. The August 1, 2012 VIST Financial acquisition, which included VIST Insurance (now merged with and into Tompkins Insurance), nearly doubled the Company’s annual insurance revenues. Tompkins Insurance offers services to customers of the Company’s banking subsidiaries by sharing offices with The Bank of Castile, Trust Company, and VIST Bank. In addition to these shared offices, Tompkins Insurance has five stand-alone offices in Western New York and two stand-alone offices in Tompkins County, New York and one stand-alone office in Montgomery County, Pennsylvania.

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

Leesport Capital Trust II

Leesport Capital Trust II, a Delaware statutory business trust, was formed on September 26, 2002 and issued $10.0 million of mandatory redeemable capital securities carrying a floating interest rate of three month LIBOR plus 3.45%. The Company assumed the rights and obligations of VIST Financial pertaining to the Leesport Capital Trust II through the Company’s acquisition of VIST Financial in August 2012. On September 8, 2013, the Company redeemed all of these securities, and the trust was subsequently dissolved.

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

The Company’s banking subsidiaries are subject to examination and comprehensive regulation by various regulatory authorities, including the Federal Deposit Insurance Corporation (“FDIC”), the New York State Department of Financial Services (“NYSDFS”), and the Pennsylvania Department of Banking and Securities (“PDBS”). Each of these agencies issues regulations and requires the filing of reports describing the activities and financial condition of the entities under its jurisdiction. Likewise, such agencies conduct examinations on a recurring basis to evaluate the safety and soundness of the institutions, and to test compliance with various regulatory requirements, including: consumer protection, privacy, fair lending, the Community Reinvestment Act, the Bank Secrecy Act, sales of non-deposit investments, electronic data processing, and trust department activities. Prior to December 31, 2013, the Company’s banking subsidiary, Mahopac Bank, had the Office of the Comptroller of the Currency (“OCC”) as its primary regulator and was thus subject to examination by the OCC. On December 31, 2013, Mahopac Bank became a New York State chartered bank. As a result, all four of the Company’s banking subsidiaries are now state chartered banks. The NYSDFS and the FDIC are now the primary regulators of Mahopac Bank and Mahopac Bank will no longer be regulated by the OCC.

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

Regulatory Reform

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), which was enacted in July 2010, significantly restructures the financial regulatory regime in the United States. Many of the Dodd-Frank Act’s provisions are subject to final rulemaking by the U.S. financial regulatory agencies, and the implications of the Dodd-Frank Act for the Company’s businesses will depend to a large extent on how such rules are adopted and implemented by the primary U.S. financial regulatory agencies. The Company continues to analyze the impact of rules adopted under the Dodd-Frank Act, on the Company’s businesses. However, the full impact will not be known until the rules, and other regulatory initiatives that overlap with the rules are finalized and their combined impacts can be understood. Because the Company has total consolidated assets of less than $50 billion, the Company will be exempt from certain provisions of the Dodd-Frank Act which pertain only to larger institutions.

The Dodd-Frank Act broadened the base for FDIC insurance assessments. Beginning in the second quarter of 2011, assessments are based on average consolidated total assets less average Tier 1 capital and certain allowable deductions of a financial institution. The Dodd-Frank Act also permanently increased the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor retroactive to January 1, 2009. The legislation also requires that publicly traded companies give shareholders a non-binding vote on executive compensation and “golden parachute” payments, and authorizes the SEC to promulgate rules that would allow shareholders to nominate their own candidates using a company’s proxy materials. The Dodd-Frank Act also directs the FRB to promulgate rules prohibiting excessive compensation paid to bank holding company executives, regardless of whether the company is publicly traded. The Dodd-Frank Act established a new Bureau of Consumer Financial Protection (“CFPB”) with broad powers to supervise and enforce consumer protection laws. The CFPB has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions, including the authority to prohibit “unfair, deceptive or abusive” acts and practices. The CFPB has examination and enforcement authority over all banks and savings institutions with more than $10 billion in assets.

In addition, the Dodd-Frank Act, among other things:

•	weakened the federal preemption rules that have been applicable for national banks and gives state attorneys general the ability to enforce federal consumer protection laws;
•	amended the Electronic Fund Transfer Act (“EFTA”) which resulted in, among other things, the Federal Reserve Board issuing rules aimed at limiting debit-card interchange fees;
•	applied the same leverage and risk-based capital requirements that apply to insured depository institutions to most bank holding companies;
•	provided for an increase in the FDIC assessment for depository institutions with assets of $10 billion or more and increased the minimum reserve ratio for the deposit insurance fund from 1.15% to 1.35%;
•	imposed comprehensive regulation of the over-the-counter derivatives market, which would include certain provisions that would effectively prohibit insured depository institutions from conducting certain derivatives businesses in the institution itself;
•	repealed the federal prohibitions on the payment of interest on demand deposits, thereby permitting depository institutions to pay interest on business transaction and other accounts;

•	provided mortgage reform provisions regarding a customer’s ability to repay, restricting variable-rate lending by requiring the ability to repay to be determined for variable-rate loans by using the maximum rate that will apply during the first five years of a variable-rate loan term, and making more loans subject to provisions for higher cost loans, new disclosures, and certain other revisions; and
•	created the Financial Stability Oversight Council, which will recommend to the FRB rules for capital, leverage, liquidity, risk management and other requirements as companies grow in size and complexity.

The Dodd-Frank Act requires the federal financial regulatory agencies to adopt rules that prohibit banks and their affiliates from engaging in proprietary trading and investing in and sponsoring certain unregistered investment companies (defined as hedge funds and private equity funds). The statutory provision is commonly called the “Volcker Rule.” On December 10, 2013, the federal banking regulators and the SEC adopted final rules to implement the Volcker Rule. Although the Volcker Rule became effective on July 21, 2012 and the final rules are effective April 1, 2014, in connection with the adoption of the final rules on December 10, 2013 by the responsible agencies, the Federal Reserve issued an order extending the period during which institutions have to conform their activities and investments to the requirements of the Volcker Rule to July 21, 2015. The Company does not currently anticipate that the Volker Rule will have a material effect on the Company because it does not engage in the prohibited activities.

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

Capital Adequacy

The FRB and the FDIC have substantially similar risk-based capital ratio and leverage ratio guidelines for banking institutions. The guidelines are intended to ensure that banking organizations have adequate capital given the risk levels of assets and off-balance sheet financial instruments. Under the guidelines, banking organizations are required to maintain minimum ratios for Tier I capital and total capital to risk-weighted assets. For purposes of calculating the ratios, a banking organization’s assets and some of its specified off-balance sheet commitments and obligations are assigned to various risk categories. A depository institution’s or holding company’s capital, in turn, is classified in one of three tiers, depending upon type:

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

In July 2013, the FRB approved and published the final Basel III Capital Rules establishing a new comprehensive capital framework for U.S. banking organizations. The rules implement the Basel Committee’s December 2010 framework known as “Basel III” for strengthening international capital standards as well as certain provisions of the Dodd-Frank Act. The Basel III Capital Rules substantially revise the risk-based capital requirements applicable to bank holding companies and depository institutions, including Tompkins, compared to the current U.S. risk-based capital rules. The Basel III Capital Rules define the components of capital and address other issues affecting the numerator in banking institutions’ regulatory capital ratios. The Basel III Capital Rules also address risk weights and other issues affecting the denominator in banking institutions’ regulatory capital ratios and replace the existing risk-weighting approach, which was derived from the Basel I capital accords of the Basel Committee, with a more risk-sensitive approach based, in part, on the standardized approach in the Basel Committee’s 2004 “Basel II” capital accords. The Basel III Capital Rules also implement the requirements of Section 939A of the Dodd-Frank Act to remove references to credit ratings from the federal banking agencies’ rules. The Basel III Capital Rules are effective for Tompkins on January 1, 2015 (subject to a phase-in period).

The Basel III Capital Rules, among other things, (i) introduce a new capital measure called “Common Equity Tier 1” (“CET1”), (ii) specify that Tier 1 capital consists of CET1 and “Additional Tier 1 capital” instruments meeting specified requirements, (iii) define CET1 narrowly by requiring that most deductions/adjustments to regulatory capital measures be made to CET1 and not to the other components of capital and (iv) expand the scope of the deductions/adjustments as compared to existing regulations.

Under the Basel III Capital Rules, the initial minimum capital ratios as of January 1, 2015 will be as follows:

•	4.5% CET1 to risk-weighted assets;
•	6.0% Tier 1 capital (that is, CET1 plus Additional Tier 1 capital) to risk-weighted assets;
•	8.0% Total capital (that is, Tier 1 capital plus Tier 2 capital) to risk-weighted assets; and

When fully phased in on January 1, 2019, the Basel III Capital Rules will require Tompkins to maintain (i) a minimum ratio of CET1 to risk-weighted assets of at least 4.5%, plus a 2.5% “capital conservation buffer” (which is added to the 4.5% CET1 ratio as that buffer is phased in, effectively resulting in a minimum ratio of CET1 to risk-weighted assets of at least 7% upon full implementation), (ii) a minimum ratio of Tier 1 capital to risk-weighted assets of at least 6.0%, plus the capital conservation buffer (which is added to the 6.0% Tier 1 capital ratio as that buffer is phased in, effectively resulting in a minimum Tier 1 capital ratio of 8.5% upon full implementation), (iii) a minimum ratio of Total capital (that is, Tier 1 plus Tier 2) to risk-weighted assets of at least 8.0%, plus the capital conservation buffer (which is added to the 8.0% total capital ratio as that buffer is phased in, effectively resulting in a minimum total capital ratio of 10.5% upon full implementation) and (iv) a minimum leverage ratio of 4.0%, calculated as the ratio of Tier 1 capital to average assets.

The Basel III Capital Rules also provides for a “countercyclical capital buffer” that is applicable to only certain covered institutions and is not expected to have any current applicability to Tompkins.

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

The Basel III Capital Rules impose stricter regulatory capital deductions from and adjustments to capital, with most deductions and adjustments taken against CET1 capital. These include, for example, the requirement that (i) mortgage servicing assets, net of associated deferred tax liabilities; (ii) deferred tax assets, which cannot be realized through net operating loss carrybacks, net of any relative valuation allowances and net of deferred tax liabilities; and (iii) significant investments (i.e. 10% or more ownership) in unconsolidated financial institutions be deducted from CET1 to the extent that any one such category exceeds 10% of CET1 or all such categories in the aggregate exceed 15% to CET1. Under the Basel III Capital Rule, the effect of certain accumulated other comprehensive items are not excluded, which could result in significant variations in the level of capital depending upon the impact of interest rate fluctuations on the fair value of the Company’s securities portfolio. Based on the Company’s asset size, we have a one-time option of deciding in the first quarter of 2015 whether to permanently opt-out of the inclusion of accumulated other comprehensive income in our capital calculations.

The Basel III Proposal also requires the phase-out of certain hybrid securities, such as trust preferred securities, as Tier 1 capital of bank holding companies in equal installments between 2013 and 2016. Trust preferred securities no longer included in Tier 1 capital may nonetheless be included as a component of Tier 2 capital. However, because the trust preferred securities of Tompkins Capital Trust I were issued prior to May 19, 2010, and because Tompkins’ total consolidated assets were less than $15.0 billion as of December 31, 2009, our trust preferred securities are permanently grandfathered under the final rule and may continue to be included as Tier 1 capital.

Implementation of the deductions and other adjustments to CET1 will begin on January 1, 2015 and will be phased-in over a four-year period (beginning at 40% on January 1, 2015 and an additional 20% per year thereafter ending on January 1, 2018). The implementation of the capital conservation buffer will begin on January 1, 2016 at the 0.625% level and be phased in over a four-year period (increasing by that amount on each subsequent January 1, until it reaches 2.5% on January 1, 2019).

In addition, the Basel III Capital Rules provide more advantageous risk weights for derivatives and repurchase-style transactions cleared through a qualifying central counterparty and increase the scope of eligible guarantors and eligible collateral for purposes of credit risk mitigation.

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

The Company has conducted a pro forma analysis of the application of these new capital requirements as of December 31, 2013 and determined that the Company and its banking subsidiaries meet all these new requirements, including the full capital conservation buffer, and would remain well-capitalized if these new requirements had been in effect on that date.

During the first quarter of 2010, the OCC notified the Company that it was requiring Mahopac National Bank, to maintain certain minimum capital ratios at levels higher than those otherwise required by applicable regulations. Mahopac exceeded these minimum requirements through December 2012 and was notified in the first quarter of 2013, by the OCC, that it was no longer requiring Mahopac to maintain the higher capital ratios agreed to in 2010.

For further information concerning the regulatory capital requirements, actual capital amounts and the ratios of Tompkins and its bank subsidiaries, see the discussion in “Note 21 - Regulations and Supervision” in Notes to Consolidated Financial Statements in Part II, Item 8. of this Report.

Liquidity Requirements

The Basel III provisions on liquidity include complex criteria establishing a liquidity coverage ratio (“LCR”) and a net stable funding ratio (“NSFR”).  The purpose of the LCR is to ensure that banks and their holding companies maintain adequate unencumbered, high quality liquid assets to meet liquidity needs for 30 days under a severe liquidity stress scenario.  The purpose of the NSFR is to promote more medium and long-term funding of assets and activities, using a one-year horizon.  Although Basel III is described as a “final text,” it is subject to the resolution of certain issues and to further guidance and modification, as well as to adoption by United States banking regulators, including decisions as to whether and to what extent it will apply to United States banks that are not large, internationally active banks.  In June 2011, the federal banking agencies adopted a rule applicable to only large, internationally active banks requiring their risk-based capital to meet the higher of the minimum requirements under the advanced approaches or under the risk-based capital rules generally applicable to United States banks. In November 2013, the United States banking agencies published proposed rules establishing various liquidity requirements for entities with total consolidated assets of $50 billion or more.

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

The Company’s banking subsidiaries pay deposit insurance premiums to the FDIC based on assessment rates established by the FDIC. The assessment rates are based upon the risk the institution poses to the Deposit Insurance Fund, or DIF. Under this assessment system, risk is defined and measured using an institution’s supervisory ratings with other risk measures, including financial ratios. The current total base assessment rates on an annualized basis range from 2.5 basis points for certain “well-capitalized,” “well-managed” banks, with the highest ratings, to 45 basis points for institutions posing the most risk to the DIF. The FDIC may raise or lower these assessment rates on a quarterly basis based on various factors to achieve a reserve ratio, which the Dodd-Frank Act has mandated to be no less than 1.35 percent of insured deposits. In 2011, the FDIC redefined the deposit insurance assessment base to equal average consolidated total assets minus average tangible equity as required by the Dodd-Frank Act.

FDIC insurance expense totaled $3.2 million, $2.7 million and $2.5 million in 2013, 2012 and 2011, respectively. The increase in 2012 from 2011 was due to the VIST acquisition. FDIC insurance expense includes deposit insurance assessments, assessments related to participation in the Temporary Liquidity Guaranty Program (“TLGP”) program, and Financing Corporation (“FICO”) assessments related to outstanding FICO bonds. FICO is a mixed-ownership government corporation established by the Competitive Equality Banking Act of 1987 whose sole purpose was to function as a financing vehicle for the now defunct Federal Savings & Loan Insurance Corporation. The Company paid FICO assessments of $286,000 in 2013, $251,000 in 2012 and $230,000 in 2011.

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

Community Reinvestment Act

The Company’s subsidiary banks are subject to the Community Reinvestment Act (“CRA”) and to certain fair lending and reporting requirements that relate to home mortgage lending. The CRA requires the federal banking regulators to assess the record of a financial institution in meeting the credit needs of the local communities, including low-and moderate-income neighborhoods, consistent with the safe and sound operation of the bank. The federal agencies consider an institution’s performance under the CRA in evaluating applications for mergers and acquisitions, and new offices. The ratings assigned by the federal agencies are publicly disclosed. As of December 31, 2013 the Company’s subsidiary banks all had ratings of satisfactory or better.

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

On January 10, 2013, the CFPB issued a final rule implementing the ability-to-repay and qualified mortgage (QM) provisions of the Truth in Lending Act, as amended by the Dodd-Frank Act (the “QM Rule”).  The ability-to-repay provision requires creditors to make reasonable, good faith determinations that borrowers are able to repay their mortgages before extending the credit based on a number of factors and consideration of financial information about the borrower from reasonably reliable third-party documents. Under the Dodd-Frank Act and the QM Rule, loans meeting the definition of “qualified mortgage” are entitled to a presumption that the lender satisfied the ability-to-repay requirements.  The presumption is a conclusive presumption/safe harbor for prime loans meeting the QM requirements, and a rebuttable presumption for higher-priced/subprime loans meeting the QM requirements.  The definition of a “qualified mortgage” incorporates the statutory requirements, such as not allowing negative amortization or terms longer than 30 years. The QM Rule also adds an explicit maximum 43% debt-to-income ratio for borrowers if the loan is to meet the QM definition, though some mortgages that meet GSE, FHA and VA underwriting guidelines may, for a period not to exceed seven years, meet the QM definition without being subject to the 43% debt-to-income limits.  The QM Rule became effective January 10, 2014.

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

Employees

At December 31, 2013, the Company had 989 employees, approximately 129 of whom were part-time. No employees are covered by a collective bargaining agreement and the Company believes its employee relations are excellent.

Available Information

The Company maintains a website at www.tompkinsfinancial.com. The Company makes available free of charge through its website its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, its proxy statements related to its shareholders’ meetings, and amendments to these reports or statements, filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as amended (the “Exchange Act”), as soon as reasonably practicable after the Company electronically files such material with, or furnishes such material to, the Securities and Exchange Commission (the “SEC”). Copies of these reports are also available at no charge to any person who requests them, with such requests directed to Tompkins Financial Corporation, Investor Relations Department, The Commons, Ithaca, New York 14851, telephone no. (607) 273-3210. Materials that the Company files with the SEC may be read and copied at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. This information may also be obtained by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet website that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at www.sec.gov. The Company is not including the information contained on the Company’s website as a part of, or incorporating it by reference into, this Annual Report on Form 10-K, or into any other report filed with or furnished to the SEC by the Company.

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

The Company offers different types of commercial loans to a variety of businesses. Real estate lending is generally considered to be collateral based lending with loan amounts based on predetermined loan to collateral values. As such, declines in real estate valuations in the Company’s market area would lower the value of the collateral securing these loans. The Company’s commercial business loans are primarily made based on the cash flow of the borrower and secondarily on the underlying collateral provided by the borrower, with liquidation of the underlying real estate collateral being viewed as the primary source of repayment in the event of borrower default. The borrowers’ cash flow may be difficult to predict, and collateral securing these loans may fluctuate in value. The repayment of commercial business loans depends primarily on the cash flow and credit worthiness of the borrower and secondarily on the underlying collateral provided by the borrower. Although commercial business loans are often collateralized by equipment, inventory, accounts receivable, or other business assets, the liquidation of collateral in the event of default is often an insufficient source of repayment. As of December 31, 2013, commercial and commercial real estate loans totaled $2.2 billion or 68.2% of total loans.

As part of the Company’s commercial business lending activities, the Company originates agricultural loans, consisting of agricultural real estate loans and agricultural operating loans. As of December 31, 2013, $130.6 million or 4.1% of the Company’s total loan portfolio consisted of agriculturally-related loans, including $55.8 million in agricultural real estate loans and $74.8 million in agricultural operating loans. Payments on agricultural loans, primarily dairy loans, are dependent on the profitable operation or management of the related farm property. The success of the farm may be affected by many factors outside the control of the borrower, including adverse weather conditions that prevent the planting of a crop or limit crop yields, declines in market prices for agricultural products and the impact of governmental regulations and subsidies. Many farms are dependent upon a limited number of key individuals whose injury or death may significantly affect the successful operation of the farm. If the cash flow from a farming operation is diminished, the borrower’s ability to repay the loan may be impaired. While agricultural operating loans are generally secured by a blanket lien on the farm’s operating assets, any repossessed collateral in respect of a defaulted loan may not provide an adequate source of repayment of the outstanding balance.

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

As of December 31, 2013, the Company has $108.4 million of goodwill and other intangible assets. The Company is required to test our goodwill for impairment on a periodic basis. A significant decline in the Company’s expected future cash flows, a significant adverse change in business climate, slower growth rates or a significant and sustained decline in the price of the Company’s common stock, may necessitate taking charges in the future related to the impairment of the Company’s goodwill and intangible assets. If an impairment determination is made in a future reporting period, the Company’s earnings and the book value of these intangible assets would be reduced by the amount of the impairment.

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

The Company is a financial holding company whose principal assets and sources of income are its wholly-owned subsidiaries. The Company is a separate and distinct legal entity from its subsidiaries, and therefore the Company relies primarily on dividends from these banking and other subsidiaries to meet its obligations and to provide funds for the payment of dividends to the Company’s shareholders, to the extent declared by the Company’s board of directors. Various federal and state laws and regulations limit the amount of dividends that a bank may pay to its parent company and impose regulatory capital and liquidity requirements on the Company and its banking subsidiaries. In addition, as discussed in greater detail in the Notes to Consolidated Financial Statements in Part II, Item 8 of this Report, during the first quarter of 2010 the OCC notified the Company that it was requiring Mahopac Bank to maintain certain minimum capital ratios at levels higher than those otherwise required by applicable regulations, which could limit that subsidiary’s ability to pay dividends to the Company. The OCC notified the Company in the first quarter of 2013 that it was no longer requiring Mahopac Bank to maintain these certain minimum capital ratios. Further, as a holding company, the Company’s right to participate in a distribution of assets upon the liquidation or reorganization of a subsidiary is subject to the prior claims of the subsidiary’s creditors (including, in the case of the Company’s banking subsidiaries, the banks’ depositors). If the Company were unable to receive dividends from its subsidiaries it would materially and adversely affects the Company’s liquidity and its ability to service its debt, pay its other obligations, or pay cash dividends on its common or preferred stock.

The Company’s business may be adversely affected by conditions in the financial markets and local and national economies.

General economic conditions impact the banking and financial services industry. The Company’s financial performance generally, and in particular, the ability of borrowers to pay interest on and repay the principal of outstanding loans and the value of collateral securing these loans, is highly dependent upon the business environment in the markets where the Company operates. Although the Company serves numerous market areas within New York State and Pennsylvania, the Company is still dependent on the economic conditions of these two states. Unfavorable or uncertain economic and market conditions could lead to credit quality concerns related to repayment ability and collateral protection as well as reduced demand for the services offered by the Company’s three business segments. From late-2007 through mid-2009, the U.S. economy was in recession. Although there has been gradual improvement in the U.S. economy since then as evidenced by a rebound in the housing market, lower unemployment and higher equities markets, economic growth has been uneven and unemployment levels are higher than historical levels. A downturn in the economy or financial markets could adversely affect the credit quality of the Company’s loan portfolio, results of operations and financial condition.

Economic downturns could affect the volume of income and demand for fee-based services. Revenues from the trust and wealth management businesses are dependent on the level of assets under management. Market volatility that leads customers to pull money out of the market or lower equity and bond prices can reduce the Company’s asset under management and thereby decrease revenues.

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

The Company is subject to extensive state and federal laws and regulations, supervision, and legislation that affect how it conducts its business. The majority of these laws and regulations are for the protection of consumers, depositors and the deposit insurance funds. The regulations influence such things as the Company’s lending practices, capital structure, investment practices, and dividend policy. The Dodd-Frank Act, enacted in July 2010, represents a comprehensive overhaul of the financial services industry in the United States and requires federal agencies to implement many new rules. Many parts of the Dodd-Frank Act are now in effect, while others depend on rules that have yet to be adopted or implemented. Reforms, both under the Dodd-Frank Act and otherwise, will have a significant effect on the entire financial services industry. Although it is difficult to predict the magnitude and extent of these effects, compliance with new regulations and other initiatives will likely negatively impact revenue and increase the cost of doing business, both in terms of transition expenses and on an ongoing basis. Any new regulatory requirements or changes to existing requirements could require changes to the Company’s businesses, result in increased compliance costs and affect the profitability of such businesses. The Company has established an extensive internal control structure to ensure compliance with governing laws and regulations, including those related to financial reporting. Refer to “Supervision and Regulation” for additional information on laws and regulations.

As discussed above under the “Supervision and Regulation” section, Basel III and the Dodd-Frank Act require the federal banking agencies to establish stricter risk-based capital requirements and leverage limits to apply to banks and bank holding companies. Under the legislation, the federal banking agencies are required to develop capital requirements that address systemically-risky activities. The capital rules must address, at a minimum, risks arising from significant volumes of activity in derivatives, securities products, financial guarantees, securities borrowing and lending and repurchase agreements; concentrations in assets for which reported values are based on models; and concentrations in market share for any activity that would substantially disrupt financial markets if the institutions were forced to unexpectedly cease the activity. These requirements, and any other new regulations, could adversely affect the Company’s ability to pay dividends, or could require it to reduce business levels or to raise capital, including in ways that may adversely affect its results of operations or financial condition.

The Company is subject to state and federal tax laws and regulations. Changes to these regulations could impact future tax expense and the value of deferred tax assets. Three of the Company’s banking subsidiaries are each a majority owner of a real estate investment trust (“REIT”). Legislation is periodically proposed at the State level that would change the treatment of dividends paid by the REITs. Changes to the laws governing the taxation of REITs may result in additional income tax expense.

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

The Company is subject to certain operational risks, including, but not limited to, data processing system failures and errors, customer or employee fraud and catastrophic failures resulting from terrorist acts or natural disasters. The Company depends upon data processing, software, communication, and information exchanged on a variety of computing platforms and networks and over the Internet. Despite instituted safeguards, the Company cannot be certain that all of its systems are entirely free from vulnerability to attack or other technological difficulties or failures. If information security is breached or other technology difficulties or failures occur, information may be lost or misappropriated, services and operations may be interrupted and the Company could be exposed to claims from customers. Any of these results could have a material adverse effect on the Company’s business, financial condition, results of operations or liquidity. The Company maintains a system of internal controls to mitigate against such occurrences, periodically performs disaster recovery testing on key systems, and maintains insurance coverage for exposures that are insurable. The Company regularly tests internal controls to ensure that they are appropriate and functioning as designed. In addition, risk management is responsible for establishing compliance program standards and policies, performing risk assessments on the business lines’ adherence to laws, regulations and internal policies and procedures, and the regular monitoring of significant operating risks.

The Company is subject to the risks presented by acquisitions, including the 2012 acquisition of VIST Financial.

The Company’s strategic initiatives include diversification within its markets, growth of its fee-based businesses, and growth internally and through acquisitions of financial institutions, branches, and financial services businesses. As such, the Company from time to time considers acquiring banks, thrift institutions, branch offices of banks or thrift institutions, or other businesses within markets currently served by the Company or in other locations that would complement the Company’s business or its geographic reach. The Company generally targets merger or acquisition partners that are culturally similar and have experienced management and possess either significant market presence or have potential for improved profitability through financial management, economies of scale and expanded services. The August 1, 2012 acquisition of VIST Financial, as well as any other future acquisitions, will be accompanied by the risks commonly encountered in acquisitions.  These risks include among other things: the difficulty of integrating operations and personnel, the potential disruption of our ongoing business, the inability of management to maximize financial and strategic position, the inability to maintain uniform standards, controls, procedures and policies, and the impairment of relationships with employees and customers as a result of changes in ownership and management.  Further, the asset quality or other financial characteristics of an acquired company may deteriorate after the acquisition agreement is signed or after the acquisition closes. As of December 31, 2013, the Company’s loan portfolio included $667.0 million of acquired loans or 20.9% of total loans and leases. This portfolio was not underwritten by the Company at origination and is therefore not necessarily reflective of our historical credit risk experience. The Company performed extensive credit due diligence prior to the VIST Financial acquisition and marked loans to fair value upon acquisition, with such fair valuation considering expected credit losses that existed at the time of acquisition. In addition, the Company evaluates the expected cash flows on these loans quarterly. However, there is a risk that credit losses could be larger than currently anticipated, thus adversely impacting the Company’s earnings.

The Company’s operations rely on certain external vendors

The Company relies on certain external vendors to provide products and services necessary to maintain day-to-day operations of the Company. Accordingly, the Company’s operations are exposed to risk that these vendors will not perform in accordance with the contracted arrangements under service level agreements. The Company has controls around contracts and vendor management to manage risks associated with using external vendors. Nevertheless, the failure of an external vendor to perform in accordance with the contracted arrangements under service level agreements, because of changes in the vendor’s organizational structure, financial condition, support for existing products and services or strategic focus or for any other reason, could be disruptive to the Company’s operations, which could have a material adverse impact on the Company’s business and, in turn, the Company’s financial condition and results of operations.

Risks Associated with the Company’s Common Stock

The Company’s stock price maybe volatile.

The Company’s stock price can fluctuate widely in response to a variety of factors, including:  actual or anticipated variations in our operating results; recommendations by securities analysts; significant acquisitions or business combinations; operating and stock price performance of other companies that investors deem comparable to Tompkins; new technology used, or services offered by our competitors; news reports relating to trends, concerns and other issues in the financial services industry; and changes in government regulations.  Other factors, including general market fluctuations, industry-wide factors and economic and general political conditions and events, including terrorist attacks, economic slowdowns or recessions, interest rate changes, credit loss trends or currency fluctuations, may adversely affect the Company’s stock price even though they do not directly pertain to the Company’s operating results.

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

Dividend Payments

Holders of Tompkins’ common stock are only entitled to receive such dividends as its board of directors may declare out of funds legally available for such payments. While Tompkins has a long history of paying dividends on its common stock, Tompkins is not required to pay dividends on its common stock and could reduce or eliminate its common stock dividend in the future. This could adversely affect the market price of Tompkins’ common stock. Also, Tompkins is a bank holding company, and its ability to declare and pay dividends is dependent on certain federal regulatory considerations, including the guidelines of the Federal Reserve regarding capital adequacy and dividends.

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

Item 4.  Mine Safety Disclosures

Not applicable

Executive Officers of the Registrant

The information concerning the Company’s executive officers is provided below as of March 1, 2014.

Name	Age	Title	Year Joined Company
Stephen S. Romaine	49	President and CEO	January 2000
James W. Fulmer	62	Vice Chairman of the Board	January 2000
Stephen M. Angelis	53	Executive Vice President	February 2014
David S. Boyce	47	Executive Vice President	January 2001
Francis M. Fetsko	49	Executive Vice President and CFO	October 1996
Scott L. Gruber	57	Executive Vice President	April 2013
Gregory J. Hartz	53	Executive Vice President	August 2002
Gerald J. Klein, Jr.	55	Executive Vice President	January 2000
Rosemary G. Hyland	63	Senior Vice President of Human Resources	May 2000
Susan M. Valenti	59	Senior Vice President of Corporate Marketing	March 2012

Business Experience of the Executive Officers:

Stephen S. Romaine was appointed President and Chief Executive Officer of the Company effective January 1, 2007. From 2003 through 2006, he served as President and Chief Executive Officer of Mahopac Bank. Prior to this appointment, Mr. Romaine was Executive Vice President and Chief Financial Officer of Mahopac Bank. Mr. Romaine currently serves on the board of the New York Bankers Association, currently serving as its Treasurer and Chairman, New Century Investment Fund.

James W. Fulmer has served as Vice Chairman since January 1, 2007, and Director of the Company since 2000. From 2000 through 2006 he served as President of the Company. He has also served as a Director of The Bank of Castile since 1988 and as its Chairman since 1992. Effective December 18, 2002, he assumed the additional responsibilities of President and Chief Executive Officer of The Bank of Castile. Mr. Fulmer has served as a Director of Mahopac Bank since 1999, and as Chairman of Tompkins Insurance Agencies since January 1, 2001. He served as the President and Chief Executive Officer of Letchworth Independent Bancshares Corporation from 1991 until its merger with the Company in 1999. Mr. Fulmer also served as the Chief Executive Officer of The Bank of Castile from 1996 through April 2000. He was elected to the Board of the Federal Home Loan Bank in 2006, effective January 2007.

Stephen M. Angelis joined Tompkins in February 2014 as Executive Vice President of the Company, and President of Tompkins Financial Advisors. Prior to joining Tompkins, he spent 25 years at various financial institutions, most recently at GAN Investments in Columbus, Ohio. From 2010-2011, he served as Senior Vice President of Sales & Marketing for Equity Trust Company, and from 2006-2009, as Vice President, National Sales Manager, Nationwide Retirement Solutions, at Nationwide Financial Corp.

David S. Boyce has been employed by the Company since January 2001 and was promoted to Executive Vice President in April 2004. He was appointed President and Chief Executive Officer of Tompkins Insurance Agencies in 2002. He has been employed by Tompkins Insurance Agencies and a predecessor company to Tompkins Insurance Agencies for 23 years.

Francis M. Fetsko has been employed by the Company since 1996, and has served as Chief Financial Officer since December 2000. He also serves as the Chief Financial Officer for the Company’s four banking subsidiaries. In July 2003, he was promoted to Executive Vice President and he assumed the additional role of Chief Operating Officer in April 2012.

Scott L. Gruber has been employed by the Company since April 2013 and was appointed President & COO of VIST Bank and Executive Vice President of the Company effective April 30, 2013. He was appointed President & CEO of VIST Bank effective January 1, 2014, upon the retirement of Robert D. Davis on December 31, 2013. Mr. Gruber brings more than thirty years of banking experience to his position at VIST Bank. He spent the last sixteen years at National Penn Bank, most recently as Group Executive Vice President where he led the Corporate Banking team. Prior to that, Mr. Gruber was President of the Central Region leading the commercial and retail banking business.

Gregory J. Hartz has been employed by the Company since 2002 and was appointed President and Chief Executive Officer of Tompkins Trust Company and Executive Vice President of the Company effective January 1, 2007. He is also the President of TFA Management, Inc. Previously, he was Senior Vice President of Tompkins Trust Company, with responsibility for Tompkins Investment Services. Mr. Hartz serves on the Board of Independent Bankers Association of New York State, currently serving as its Chairman.

Gerald J. Klein, Jr. has been employed by the Company since 2000 and was appointed President and Chief Executive Officer of Mahopac Bank and Executive Vice President of the Company effective January 1, 2007. Previously, he was Executive Vice President of Mahopac Bank, responsible for all lending and credit functions at the Bank.

Rosemary G. Hyland has been employed by the Company since May 2000. She currently serves as Senior Vice President, Director of Human Resources which also includes the Company’s Learning & Development function. Prior to this assignment she served in several other roles as SVP, Learning & Development, Administrative Services Division Manager and Human Resources Director for Mahopac Bank.

Susan M. Valenti joined Tompkins in March of 2012 as Senior Vice President, Corporate Marketing. Prior to joining the Company, Susan spent 23 years at JPMorgan Chase working in a variety of marketing roles, most recently as Vice President of Chase Private Client Marketing Executive. Prior to that time she was Vice President, Retail Rebranding Project Lead and led the rebranding of The Bank of New York branches and Bank One to Chase.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Price and Dividend Information

The Company’s common stock is traded under the symbol “TMP” on the NYSE MKT LLC (the “Exchange”). The high and low closing sale prices, which represent actual transactions as quoted on the Exchange, of the Company’s common stock for each quarterly period in 2012 and 2013 are presented below. The per share dividends paid by the Company in each quarterly period in 2012 and 2013 and the payment dates of these dividends are also presented below.

		Market Price		Cash Dividends
		High	Low	Amount	Date Paid
2012	1st Quarter	$43.13	$38.90	$0.36	2/15/12
	2nd Quarter	40.69	35.82	0.36	5/15/12
	3rd Quarter	42.52	37.30	0.36	8/15/12
	4th Quarter	41.67	36.85	0.38	11/15/12

2013	1st Quarter	$42.59	$40.28	$0.38	2/15/13
	2nd Quarter	45.33	39.86	0.38	5/15/13
	3rd Quarter	49.40	42.54	0.38	8/15/13
	4th Quarter	51.61	43.52	0.40	11/15/13

As of February 12, 2014, there were approximately 3,637 holders of record of the Company’s common stock.

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

The following table reflects all Company repurchases, including those made pursuant to publicly announced plans or programs during the quarter ended December 31, 2013.

Issuer Purchases of Equity Securities
	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value)of Shares that May Yet Be Purchased Under the Plans or Programs
Period	(a)	(b)	(c)	(d)
October 1, 2013 through
October 31, 2013	1,593	$44.76	0	0

November 1, 2013 through
November 30, 2013	574	$48.10	0	0

December 1, 2013 through
December 31, 2013	0	$0.00	0	0
Total	2,167	$45.64	0	0

Included above are 1,593 shares purchased in October 2013, at an average cost of $44.76, and 574 shares purchased in November 2013, at an average cost of $48.10 by the trustee of the rabbi trust established by the Company under the Company’s Stock Retainer Plan For Eligible Directors of Tompkins Financial Corporation and Participating Subsidiaries, and were part of the director deferred compensation under that plan.

On October 25, 2011, the Company’s Board of Directors authorized a share repurchase plan for the Company to repurchase up to 335,000 shares of the Company’s common stock over a 24 month period. The plan expired in October 2013 and no shares were repurchased under the plan.

Recent Sales of Unregistered Securities

None.

Equity Compensation Plan Information

Information regarding securities authorized for issuance under equity compensation plans is provided in Part III, “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” of this Report.

Performance Graph

The following graph compares the Company’s cumulative total stockholder return since December 31, 2008, with (1) the total return index for the NASDAQ Composite and (2) the total return index for SNL Bank Index. The graph assumes $100.00 was invested on December 31, 2008, in the Company’s common stock and the comparison groups and assumes the reinvestment of all cash dividends prior to any tax effect and retention of all stock dividends.

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

		Period Ending
Index	12/31/08	12/31/09	12/31/10	12/31/11	12/31/12	12/31/13
Tompkins Financial Corporation	100.00	72.05	79.28	80.74	86.23	115.75
NASDAQ Composite	100.00	145.36	171.74	170.38	200.63	281.22
SNL Bank	100.00	98.97	110.90	85.88	115.90	159.12

Item 6.  Selected Financial Data

The following consolidated selected financial data is taken from the Company’s audited financial statements as of and for the five years ended December 31, 2013. The following selected financial data should be read in conjunction with the consolidated financial statements and the notes thereto in Part II, Item 8. of this Report. All of the Company’s acquisitions during the five year period were accounted for using the purchase method. Accordingly, the operating results of the acquired companies are included in the Company’s results of operations since their respective acquisition dates.

	Year ended December 31
(in thousands except per share data)	2013	2012 [1]	2011	2010	2009
FINANCIAL STATEMENT HIGHLIGHTS
Assets	$5,003,039	$4,837,197	$3,400,248	$3,260,343	$3,153,260
Total loans	3,194,284	2,954,610	1,981,849	1,910,358	1,914,818
Deposits	3,947,216	3,950,169	2,660,564	2,495,873	2,439,864
Other borrowings	331,531	111,848	186,075	244,193	208,956
Shareholders’ equity	457,939	441,360	299,143	273,408	245,008
Interest and dividend income	185,104	158,356	137,088	144,062	146,795
Interest expense	23,975	24,213	25,682	32,287	39,758
Net interest income	161,129	134,143	111,406	111,775	107,037
Provision for loan and lease losses	6,161	8,837	8,945	8,507	9,288
Net gains on securities transactions	599	324	396	178	348
Net income attributable to Tompkins
Financial Corporation	50,856	31,285	35,419	33,831	31,831
PER SHARE INFORMATION[2]
Basic earnings per share	3.48	2.44	3.21	3.13	2.98
Diluted earnings per share	3.46	2.43	3.20	3.11	2.96
Adjusted diluted earnings per share[3]	3.36	3.16	3.21	3.11	2.96
Cash dividends per share	1.54	1.46	1.40	1.33	1.24
Book value per share	31.05	30.67	26.89	25.09	22.87
Tangible book value[4]	23.70	22.96	22.58	20.88	18.53
SELECTED RATIOS
Return on average assets	1.03%	0.76%	1.07%	1.06%	1.06%
Return on average equity	11.47%	8.30%	12.02%	12.72%	13.66%
Average shareholders’ equity to average assets	9.00%	9.21%	8.94%	8.33%	7.74%
Dividend payout ratio	44.25%	59.84%	43.61%	42.49%	41.61%

OTHER SELECTED DATA (in whole numbers, unless otherwise noted)
Employees (average full-time equivalent)	989	839	719	726	720
Banking offices	66	66	45	45	45
Bank access centers (ATMs)	84	83	63	69	67
Trust and investment services assets under management, or custody (in thousands)	$3,443,636	$3,240,782	$2,780,622	$2,859,725	$2,542,792

[1] Includes the impact of the acquisition of VIST Financial on August 1, 2012.
[2] Per share data has been retroactively adjusted to reflect a 10% stock dividend paid on February 15, 2010.
[3] Adjusted diluted earnings per share reflects adjustments made for certain nonrecurring items, including merger and integration expenses. Adjustments for 2013 included a $(846,000) after-tax gain on the redemption of trust preferred stock and a $(771,000) after-tax gain on an IRA conversion. Also, in 2013, 2012 and 2011, after-tax merger related expenses totaled $140,000, $9.7 million and $152,000, respectively. There was also an after-tax VISA accrual adjustment of $243,000 in 2012. There were no merger related expenses in prior years. Adjusted diluted earnings per share is a non-GAAP measure that management believes provides management and investors with information that is useful in understanding the Company’s financial performance and condition.
[4] Tangible common equity is used to calculate tangible book value per share and excludes goodwill and other intangibles of $108.4 million in 2013, $110.9 million in 2012, $48.0 million in 2011, $45.9 million in 2010, and $46.5 million in 2009. This is a non-GAAP measure that management believes provides management and investors with information that is useful in understanding the Company’s financial performance and condition.

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

Overview

Tompkins Financial Corporation (“Tompkins” or the “Company”), is headquartered in Ithaca, New York and is registered as a Financial Holding Company with the Federal Reserve Board under the Bank Holding Company Act of 1956, as amended. The Company is a locally oriented, community-based financial services organization that offers a full array of products and services, including commercial and consumer banking, leasing, trust and investment management, financial planning and wealth management, insurance, and brokerage services. At December 31, 2013, the Company’s subsidiaries included: four wholly-owned banking subsidiaries, Tompkins Trust Company (the “Trust Company”), The Bank of Castile, Mahopac Bank (formerly known as Mahopac National Bank), and VIST Bank; a wholly owned registered investment advisor, TFA Management, Inc. (“TFA Management”, formerly known as AM&M Financial Services, Inc.); and a wholly-owned insurance agency subsidiary, Tompkins Insurance Agencies, Inc. (“Tompkins Insurance”). Tompkins Insurance provides property and casualty insurance, employee benefit consulting, and life, long-term care and disability insurance. TFA Management and the trust division of the Trust Company provide a full array of investment services under the trade name of Tompkins Financial Advisors, including investment management, trust and estate, financial and tax planning as well as life, disability and long-term care insurance services.

On August 1, 2012, Tompkins completed its acquisition of VIST Financial, a financial holding company headquartered in Wyomissing, Pennsylvania, and parent to VIST Bank, VIST Insurance, LLC (“VIST Insurance”), and VIST Capital Management, LLC (“VIST Capital Management”). On the acquisition date, VIST Financial had $1.4 billion in total assets, $889.3 million in loans, and $1.2 billion in deposits. On the acquisition date, VIST Financial was merged into Tompkins. VIST Bank, a Pennsylvania state-chartered commercial bank, became a wholly-owned subsidiary of Tompkins and operates as a separate subsidiary bank of Tompkins. VIST Insurance was merged into Tompkins Insurance, and VIST Capital Management became part of Tompkins Financial Advisors. The acquisition expands the Company’s presence into the southeastern region of Pennsylvania. The acquisition of VIST Insurance has approximately doubled the Company’s annual insurance revenues.

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

Since the methodology is based upon historical experience, market trends, and management’s judgment, factors may arise that result in different estimations. Significant factors that could give rise to changes in these estimates may include, but are not limited to, changes in economic conditions in the local area, changes in interest rates, concentration of risk, declines in local property values, and the view of regulatory authorities towards loan classifications. Management believes that the allowance is appropriate given the inherent risk of loss in the loan and lease portfolios, as of December 31, 2013. Under different conditions or assumptions, the Company may need to adjust the allowance. Refer to the section captioned “Allowance for Loan and Lease Losses” elsewhere in this discussion for further details on the Company’s methodology and allowance.

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

Results of Operations

(Comparison of December 31, 2013 and 2012 results)

General

The Company reported diluted earnings per share of $3.46 in 2013, an increase of 42.4% from diluted earnings per share of $2.43 in 2012. Net income attributable to Tompkins Financial Corporation for the year ended December 31, 2013, was $50.9 million, up 62.6% compared to $31.3 million in 2012. The increased earnings in 2013 was primarily due to the full years’ benefit of the VIST acquisition in 2013 results (compared to five months in 2012), coupled with the $9.7 million ($0.76 diluted per share) in after-tax merger and acquisition integration related expenses included in 2012 results.

In addition to earnings per share, key performance measurements for the Company include return on average shareholders’ equity (ROE) and return on average assets (ROA). ROE was 11.47% in 2013, compared to 8.30% in 2012, while ROA was 1.03% in 2013 and 0.76% in 2012. The increase was primarily due to the $9.7 million in after-tax merger related expenses being recorded in 2012. Tompkins’ 2013 ROE and ROA were in the 73rd percentile for ROE and the 53rd percentile for ROA of its peer group. The peer group is derived from the Federal Reserve Board and represents banks and bank holding companies with assets between $3.0 billion and $10.0 billion. The comparative peer group ratios are as of December 31, 2013, the most recent data available from the Federal Reserve Board.

The Company’s net operating income available to common shareholders (non-GAAP) in 2013 amounted to $49.0 million or $3.36 diluted per share compared to $40.6 million or $3.16 per diluted share in 2012. Operating (non-GAAP) net income for 2013 excludes $846,000 in an after-tax gain on the redemption of trust preferred debentures, $771,000 in after-tax gain on a deposit conversion and $140,000 in after-tax merger related expenses. Operating (non-GAAP) net income for 2012 excludes $9.7 million in after-tax merger and acquisition integration related expenses and $243,000 in after-tax accrual reversals related to the Company’s accrual for potential VISA litigation.

The following table summarizes the Company’s results of operations for the periods indicated on a GAAP basis and on an operating (non-GAAP) basis for the periods indicated. The Company believes the non-GAAP measures provide meaningful comparisons of our underlying operational performance and facilitates management’s and investors’ assessments of business and performance trends in comparison to others in the financial services industry. In addition, the Company believes the exclusion of the nonoperating items from our performance enables management and investors to perform a more effective evaluation and comparison of our results and to assess performance in relation to our ongoing operations. These non-GAAP financial measures should not be considered in isolation or as a measure of the Company’s profitability or liquidity; they are in addition to, and are not a substitute for, financial measures under GAAP. Net operating income and adjusted diluted earnings per share as presented herein may be different from non-GAAP financial measures used by other companies, and may not be comparable to similarly titled measures reported by other companies. Further, the Company may utilize other measures to illustrate performance in the future. Non-GAAP financial measures have limitations since they do not reflect all of the amounts associated with the Company’s results of operations as determined in accordance with GAAP.

Operating (non-GAAP) Net Income
	As of December 31,
(in thousands, except per share data)	2013	2012

Net income attributable to Tompkins Financial Corporation	$50,856	$31,285
Less: dividends and undistributed earnings allocated to unvested stock awards	(418)	(115)
Net income available to common shareholders (GAAP)	50,438	31,170
Diluted earnings per share (GAAP)	3.46	2.43

Adjustments for non-operating income and expense, net of tax:
Reversal of VISA Covered Litigation accrual	0	(243)
Merger and acquisition integration related expenses	140	9,664
Gain on redemption of trust preferred	(846)	0
Gain on IRA conversion	(771)	0
Total adjustments, net of tax	(1,477)	9,421

Net operating income available to common shareholders (Non-GAAP)	48,961	40,591
Adjusted diluted earnings per share (Non-GAAP)	3.36	3.16

Operating Return on Tangible Equity (non-GAAP)
	As of December 31,
(in thousands)	2013	2012

Net income attributable to Tompkins Financial Corporation	$50,856	$31,285

Adjustments for non-operating income and expense, net of tax:
Reversal of VISA Covered Litigation accrual	0	(243)
Merger and acquisition integration related expenses	140	9,664
Gain on redemption of trust preferred	(846)	0
Gain on IRA conversion	(771)	0
Total adjustments, net of tax	(1,477)	9,421

Net operating income (Non-GAAP)	49,379	40,706
Amortization of intangibles, net of tax	1,318	758
Adjusted net operating income	50,697	41,464

Average total shareholders’ equity	443,565	376,890
Average goodwill and intangibles	109,676	76,146
Average shareholders’ tangible equity (Non-GAAP)	333,889	300,744

Adjusted operating return on average tangible shareholders’ equity (Non-GAAP)	15.18%	13.79%

Operating Return on Tangible Assets (non-GAAP)
	As of December 31,
(in thousands)	2013	2012

Adjusted net operating income	$50,697	$41,464

Average total assets	4,928,499	4,092,473
Average goodwill and intangibles	109,676	76,146
Average tangible assets	4,818,823	4,016,327

Adjusted operating return on average tangible shareholders’ assets	1.05%	1.03%

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

Banking Segment

The Banking segment reported net income of $45.2 million for the year ending December 31, 2013, representing a $7.4 million or 19.7% increase compared to 2012, driven mainly by growth in net interest income. Net interest income increased $27.0 million in 2013, up 20.2% versus 2012, due primarily to the acquisition of VIST Financial in the third quarter of 2012. Interest income rose $26.8 million or 17.0%, while interest expense declined $238,000 or 1.0% compared to the same period last year. An applicable income tax adjustment was applied to the results on a weighted average basis to compensate for the removal of the merger costs. All associated segment results have been reconciled to their corresponding consolidated financial statement amounts (see “Note 23 – Segment and Related Information” in the Notes to Consolidated Financial Statements in Part II, Item 8. of this Report for additional details).

The provision for loan and lease losses was $6.2 million in 2013, compared to $8.8 million in the prior year.

Noninterest income grew $5.5 million or 24.6% in 2013 from 2012. The main contributors to the improvement were a $1.4 million pre-tax gain on the redemption of a Trust Preferred debenture acquired as part of the VIST acquisition, a $1.3 million pre-tax gain related to an IRA deposit account conversion, a $1.2 million or 19.7% increase in card services income, and a $1.1 million or 14.2% increase in service charges on deposit accounts. These were partially offset by an increase in losses on mark to market trading securities of $206,000 or 62.0%.

Noninterest expenses increased $23.2 million or 24.0% in 2013from the same period in 2012 primarily due to salaries and facilities costs associated with the integration of VIST Bank into the organization.

Insurance Segment

The Insurance segment reported net income of $3.2 million, up $829,000 or 35.3% from 2012. The primary reason for the increase in net income is the addition of VIST Insurance in the operating results of the Company for a full year in 2013 versus five months in 2012. VIST Insurance was consolidated into Tompkins Insurance at acquisition.

Noninterest income increased $8.8 million or 46.3% over the prior year. Revenues from all three of the Company’s primary insurance product lines: commercial, personal and health and benefit insurance increased over the prior year. Insurance commissions increased $8.6 million or 45.8% compared to the previous year.

Noninterest expense increased $7.4 million in 2013, up 49.1% compared to 2012. Increases in salaries and benefits costs, associated with merit increases and additional headcount due to the VIST acquisition, contributed to most of the noninterest expense variance for the current year. In addition, other contributors to the increase in expense included a $260,000 increase in amortization of intangible assets, and a $235,000 increase in expense for commissions paid.

Wealth Management Segment

The Wealth Management segment reported net income of $2.5 million for the twelve month period ending December 31, 2013, an increase of $143,000 or 6.0% compared to 2012. Included in the Wealth Management segment for 2013 are the operating results of VIST Capital Management, LLC, which became part of Tompkins Financial Advisors in August 2012. The market value of assets under management at December 31, 2013, totaled $3.4 billion, an increase of 6.3% compared to year-end 2012.

Net Interest Income

Net interest income is the Company’s largest source of revenue, representing 69.7% of total revenues for the twelve months ended December 31, 2013, and 71.0% of total revenues for the twelve months ended December 31, 2012. Net interest income was up in 2013 over 2012; however, the growth in noninterest income, the other component of revenues, exceeded the growth in net interest income, resulting in the decrease in the ratio in 2013 compared to 2012. Net interest income is dependent on the volume and composition of interest earning assets and interest-bearing liabilities and the level of market interest rates. The Company’s net interest income over the past several years benefitted from steady growth in average earning assets. For 2013 and 2012, the Company’s net interest income also benefitted from accretable yield attributable to loans acquired with evidence of credit deterioration and accounted for in accordance with ASC Topic 310-30. The historically low interest rate has resulted in lower asset yields and lower funding costs in 2013 compared to 2012. The Company has been able to lessen the impact of lower asset yields with growth in average earning assets as well as increasing the loan portfolio as a percentage of average earning assets. The Company has also been able to reduce its funding costs by growing its deposit base, including the balances of noninterest bearing deposits, and replacing maturing FHLB borrowing funds with lower cost funding.

Table 1 – Average Statements of Condition and Net Interest Analysis shows average interest-earning assets and interest-bearing liabilities, and the corresponding yield or cost associated with each. The taxable equivalent net interest margin was 3.65% in 2013, which is unchanged from 2012. Taxable-equivalent net interest income for 2013 was $164.9 million, which is up 20.4% compared to 2012. Taxable-equivalent net interest income was positively impacted by growth in average interest-earning assets and lower funding costs; however, these positives were partially offset by the decrease in average interest-earning asset yields. The acquisition of VIST Financial on August 31, 2012, contributed significantly to the increase in average interest-earning assets and net interest income in 2013 over 2012. In addition, net interest income benefitted from approximately $8.9 million in accretable yield attributable to loans acquired with evidence of credit deterioration and accounted for in accordance with ASC Topic 310-30.

The increase in taxable-equivalent interest income was the result of the $767.2 million or 20.4% increase in average interest- earning assets in 2013 over 2012 average interest-earning assets. The increase in average earning assets was mainly a result of the $1.3 billion in earning assets acquired in the VIST acquisition in August 2012 as well as organic loan growth in 2013. These two factors resulted in a greater proportion of interest earning assets invested in higher yielding loans. Average loan balances in 2013 were up $671.4 million or 28.2% over 2012, while average securities balances in 2013 were up $113.4 million or 8.5% over 2012. Average loan balances and average securities balances represented 67.5% and 31.9% of average earning assets for the twelve months ended December 31, 2013 compared to 63.4% and 35.4%, respectively, for the same period in 2012. The average yield on loans during 2013 was 5.03%, down 24 basis points from an average yield of 5.27% during 2012. During 2013 the average yield on securities was 2.39% during, down 22 basis point from an average yield of 2.61% reported for 2012.

Interest expense for 2013 was down $238,000 or 1.0% compared to 2012 despite a $642.3 million or 21.7% increase in average interest bearing liabilities. The decrease in interest expense reflects lower average rates paid on deposits and borrowings during 2013 when compared to 2012 and growth in noninterest bearing deposit balances. The average rate paid on interest-bearing deposits during 2013 of 0.40% was 7 basis points lower than the average rate paid in 2012. The decrease in the average cost of interest-bearing deposits reflects a decrease in the interest rates offered on deposit products due to decreases in average market rates combined with an increase in the relative proportion of lower cost savings and money market deposits. Average interest-bearing deposit balances increased by $567.0 million or 21.8% in 2013 compared to 2012, with the majority of the growth in interest-bearing checking, savings and money market balances. Average time deposit balances were up in 2013 compared to 2012, but decreased as a percentage of average interest bearing deposits from 32.6% in 2012 to 29.7% in 2013. Average noninterest bearing deposit balances in 2013 were up $125.1 million or 18.4% over 2012, some of the increase was attributable to the $129.5 million in noninterest bearing deposits acquired with VIST Bank at acquisition. The increase in average other borrowings in 2013 compared to 2012 was mainly in overnight borrowings with the FHLB, which contributed to the decrease in average funding cost in 2013.

Table 1 - Average Statements of Condition and Net Interest Analysis

	For the year ended December 31,
	2013			2012			2011
(dollar amounts in thousands)	Average Balance (YTD)	Interest	Average Yield/Rate	Average Balance (YTD)	Interest	Average Yield/Rate	Average Balance (YTD)	Interest	Average Yield/Rate
ASSETS
Interest-earning assets
Interest-bearing balances due from banks	$2,005	$10	0.50%	$21,442	$33	0.15%	$12,717	$12	0.09%
Money market funds	—	—	0.00%	18	—	0.00%	100	—	0.00%
Securities[1]
U.S. Government securities	1,326,999	28,817	2.17%	1,205,759	28,546	2.37%	969,303	27,504	2.84%
Trading securities	14,188	589	4.15%	18,162	744	4.10%	21,262	873	4.11%
State and municipal[2]	95,276	4,893	5.14%	95,095	4,946	5.20%	95,039	5,143	5.41%
Other securities[2]	7,714	265	3.44%	11,766	544	4.62%	13,971	648	4.64%
Total securities	1,444,177	34,564	2.39%	1,330,782	34,780	2.61%	1,099,575	34,168	3.11%
Federal Funds Sold	—	—	0.00%	1,837	2	0.11%	5,837	7	0.12%
FHLBNY and FRB stock	22,153	749	3.38%	18,479	824	4.46%	17,992	910	5.06%
Total loans and leases, net of unearned income[2,3]	3,053,538	153,569	5.03%	2,382,109	125,541	5.27%	1,928,540	104,548	5.42%
Total interest-earning assets	4,521,873	188,892	4.18%	3,754,667	161,180	4.29%	3,064,761	139,645	4.56%

Other assets	406,626			337,806			230,221

Total assets	4,928,499			4,092,473			3,294,982

LIABILITIES & EQUITY
Deposits
Interest-bearing deposits
Interest bearing checking, savings, & money market	2,224,028	4,938	0.22%	1,750,444	4,854	0.28%	1,350,659	4,741	0.35%
Time deposits	939,630	7,827	0.83%	846,166	7,377	0.87%	717,514	8,346	1.16%
Total interest-bearing deposits	3,163,658	12,765	0.40%	2,596,610	12,231	0.47%	2,068,173	13,087	0.63%

Federal funds purchased & securities sold under agreements to repurchase	177,784	3,749	2.11%	200,906	4,451	2.22%	173,692	4,872	2.80%
Other borrowings	222,345	4,862	2.19%	132,746	5,437	4.10%	155,650	6,143	3.95%
Trust preferred debentures	41,643	2,599	6.24%	32,835	2,094	6.38%	25,062	1,580	6.30%
Total interest-bearing liabilities	3,605,430	23,975	0.67%	2,963,097	24,213	0.82%	2,422,577	25,682	1.06%

Noninterest bearing deposits	806,387			681,260			539,917
Accrued expenses and other liabilities	73,117			71,226			37,868
Total liabilities	4,484,934			3,715,583			3,000,362

Tompkins Financial Corporation Shareholders’ equity	442,054			375,378			292,845
Noncontrolling interest	1,511			1,512			1,775
Total equity	443,565			376,890			294,620

Total liabilities and equity	$4,928,499			$4,092,473			$3,294,982
Interest rate spread			3.51%			3.48%			3.50%
Net interest income/margin on earning assets		164,917	3.65%		136,967	3.65%		113,963	3.72%

Tax Equivalent Adjustment		(3,788)			(2,824)			(2,557)

Net interest income per consolidated financial statements		$161,129			$134,143			$111,406
[1] Average balances and yields on available-for-sale securities are based on historical amortized cost
[2] Interest income includes the tax effects of taxable-equivalent adjustments using a combined New York State and Federal effective income tax rate of 40% to increase tax exempt interest income to taxable--equivalent basis.
[3] Nonaccrual loans are included in the average asset totals presented above. Payments received on nonaccrual loans have been recognized as disclosed in Note 1 of the Company’s condensed consolidated financial statements included in Part 1 of the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2013.

Table 2 - Analysis of Changes in Net Interest Income

(in thousands)(taxable equivalent)	2013 vs. 2012			2012 vs. 2011
	Increase (Decrease) Due to Change in Average			Increase (Decrease) Due to Change in Average
	Volume	Yield/Rate	Total	Volume	Yield/Rate	Total
INTEREST INCOME:
Certificates of deposit, other banks	$(30)	$7	$(23)	$11	$10	$21
Federal funds sold	(1)	(1)	(2)	(4)	(1)	(5)
Investments
Taxable	(319)	(168)	(487)	5,818	(5,009)	809
Tax-exempt	2,752	(2,481)	271	3	(200)	(197)
FHLB and FRB stock	144	(219)	(75)	25	(111)	(86)
Loans, net:	33,764	(5,736)	28,028	22,823	(1,830)	20,993
Total interest income	$36,310	$(8,598)	$27,712	$28,676	$(7,141)	$21,535

INTEREST EXPENSE:
Interest-bearing deposits:
Interest checking, savings and money market	1,182	(1,098)	84	1,231	(1,118)	113
Time	895	(445)	450	1,275	(2,244)	(969)
Federal funds purchased and securities sold under agreements to repurchase	(500)	(202)	(702)	695	(1,116)	(421)
Other borrowings	3,364	(3,434)	(70)	(435)	243	(192)
Total interest expense	$4,941	$(5,179)	$(238)	$2,766	$(4,235)	$(1,469)
Net interest income	$31,369	$(3,419)	$27,950	$25,910	$(2,906)	$23,004

Changes in net interest income occur from a combination of changes in the volume of interest-earning assets and interest-bearing liabilities, and in the rate of interest earned or paid on them. The above table illustrates changes in interest income and interest expense attributable to changes in volume (change in average balance multiplied by prior year rate), changes in rate (change in rate multiplied by prior year volume), and the net change in net interest income. The net change attributable to the combined impact of volume and rate has been allocated to each in proportion to the absolute dollar amounts of the change. In 2013, net interest income increased by $28.0 million, resulting from a $27.7 million increase in interest income and a $238,000 decrease in interest expense. Growth in average balances on interest-earnings assets contributed $36.1 million to the increase in interest income, while the lower yields offset this growth by $8.6 million. The decrease in interest expense is due to lower rates paid on interest bearing liabilities, partially offset by growth in average balances.

Provision for Loan and Lease Losses

The provision for loan and lease losses represents management’s estimate of the expense necessary to maintain the allowance for loan and lease losses at an appropriate level. The provision for loan and lease losses was $6.2 million in 2013, compared to $8.8 million in 2012. Net loan charge-offs of $2.8 million in 2013 were down from $11.8 million in 2012. Included in 2012 was one commercial loan charge-off of approximately $4.2 million that was partially reserved for in prior periods. The Company has seen improvement in credit quality metrics over the past several quarters and current levels of nonperforming loans and criticized and classified loans are down from prior year end. See the section captioned “The Allowance for Loan and Lease Losses” included within “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Financial Condition” of this Report for further analysis of the Company’s allowance for loan and lease losses.

Noninterest Income

	Year ended December 31,
(in thousands)	2013	2012	2011
Insurance commissions and fees	$27,916	$19,421	$13,542
Investment services	15,109	14,340	14,287
Service charges on deposit accounts	8,495	7,441	8,491
Card services	7,216	6,030	5,060
Net mark-to-market gains (losses)	17	(86)	(402)
Net other-than-temporary impairment losses	0	(196)	(65)
Other income	10,546	7,534	6,705
Net gain on securities transactions	599	324	396
Total	$69,898	$54,808	$48,014

Noninterest income is a significant source of income for the Company, representing 30.3% of total revenues in 2013, and 29.0% in 2012, and is an important factor in the Company’s results of operations. Noninterest income increased 27.5% over 2012. The year-over-year changes in the various noninterest categories are discussed in more detail below.

Insurance commissions and fees increased $8.5 million or 43.7% over 2012. Revenues for commercial insurance lines, personal insurance lines, and health and benefit related insurance products were all up for the year compared to the same period in 2012. The majority of the increase in revenue is attributable to a full years’ benefit of the acquisition of VIST Insurance, which closed in the third quarter of 2012.

Investment services income in 2013 increased by $769,000 or 5.4% over 2012. Investment services income includes trust services, financial planning, wealth management services, and brokerage related services. With fees largely based on the market value and the mix of assets managed, the general direction of the stock market can have a considerable impact on fee income. The market value of assets managed by, or in custody of, Tompkins was $3.4 billion at December 31, 2013, and $3.2 billion at December 31, 2012. These figures include $906.8 million in 2013 and $931.6 million in 2012, of Company-owned securities where Tompkins Trust Company serves as custodian. The increase in fair value of assets also reflects successful business development initiatives resulting in customer retention and the impact of the VIST Financial acquisition.

Service charges on deposit accounts were up $1.1 million or 14.2%, compared to 2012. The largest component of this category is overdraft fees, which is largely driven by customer activity. The increase over the prior year is primarily due to the addition of VIST Bank. However, all four of the Company’s banking subsidiaries reported an increase in service charges on deposit accounts for 2013 as compared to the same period in 2012.

Card services income increased $1.2 million or 19.7% over the same period in 2012. The primary components of card services income are fees related to debit card transactions and ATM usage. The increase was concentrated in debit card income and was largely due to the acquisition of VIST Bank. In addition, there were accrual adjustments related to a card reward program to reflect an actual redemption rate on program incentives, lower than management’s original estimates. Favorable trends in the number of cards issued and transaction volume have been partially offset by lower interchange fees as a result of regulatory changes.

Net mark-to-market gains on securities and borrowings held at fair value were $17,000 in 2013, compared to net losses of $86,000 reported in 2012. Mark-to-market losses or gains relate to the change in the fair value of securities and borrowings where the Company has elected the fair value option. The year- over-year gains (losses) are mainly attributed to changes in market interest rates.

The Company recognized $599,000 of gains on sales/calls of available-for-sale securities in 2013, compared to $324,000 of gains in 2012. Sales of available-for-sale securities are generally the result of general portfolio maintenance and interest rate risk management. The gains recognized in 2013, included $94,000 of gains related to the sale of three non-agency bonds, which had previously been determined to be other-than-temporarily impaired.

Other income increased $3.0 million or 40.0% when compared to 2012. The significant components of other income are other service charges, increases in cash surrender value of corporate owned life insurance (“COLI”), gains on the sales of residential mortgage loans, FDIC indemnification asset accretion and income from miscellaneous equity investments, including the Company’s investment in a Small Business Investment Company (“SBIC”). Other income for 2013 included a pre-tax gain of $1.4 million on the redemption of a Trust Preferred debenture acquired as part of the VIST Financial acquisition and a pre-tax $1.3 million gain associated with certain deposit accounts that were converted to alternative products during the fourth quarter of 2013. Most other income categories were up in 2013 over 2012 due to the VIST Financial acquisition. Other income in 2012 included $405,000 in pre-tax income related to the reversal of an accrued liability related to the settlement of litigation between VISA Inc. and certain merchants.

For 2013, the Company had net losses of $133,000 on loan sales compared with net gains of $885,000 for 2012. Gains and losses on loan sales are included in other income on the consolidated statements of income. The net loss of $133,000 in 2013 included a net loss of $434,000 on the sale of certain commercial loans acquired in the VIST acquisition as well as net gains of $301,000 on sales of residential mortgage loans. The gains in 2012 were on sales of residential mortgage loans. The decrease in gains on sale of residential mortgage loans is mainly due to lower sales volumes, reflecting a decision to hold certain loans in the portfolio rather than sell them in the secondary market. To manage interest rate risk exposures, the Company from time to time sells certain fixed rate loan originations that have rates below or maturities greater than the standards set by the Company’s Asset/Liability Committee for loans held in the portfolio.

Noninterest Expense
	Year ended December 31,
(in thousands)	2013	2012	2011
Salaries and wages	$67,200	$51,700	$44,140
Pension and other employee benefits	22,164	18,075	14,275
Net occupancy expense of premises	11,757	8,969	7,117
Furniture and fixture expense	5,701	4,996	4,463
FDIC insurance	3,214	2,685	2,527
Amortization of intangible assets	2,197	1,264	589
Merger and integration related expense	228	15,584	174
Other	40,641	34,335	25,267
Total	$153,102	$137,608	$98,552

Noninterest expenses of $153.1 million were up $15.5 million or 11.3% over 2012. The year-over-year increase was largely the result of the operations of VIST Financial. Changes in various components of noninterest expense are discussed below.

Salaries and wages and pension and other employee benefit expenses increased $19.6 million or 28.1% over 2012. For 2013, salaries and wages were up $15.5 million or 30.0% over the prior year. The increase is mainly a result of the additional employees acquired in the VIST Financial acquisition. In addition, annual merit increases and higher accruals for incentive compensation and business development activities contributed to the increase over prior year. Pension and other employee benefits were up $4.1 million or 22.6% over 2012, mainly a result of the VIST Financial acquisition. Other employee benefits include healthcare insurance, dental insurance and 401(k) plan and these expenses were up over prior year as a result of additional employees as well as high premiums for healthcare.

Net occupancy expense increased $2.8 million or 31.1% in 2013 over 2012, mainly a result of the VIST Financial acquisition.

Other operating expenses of $40.6 million, increased by $6.3 million or 18.4% compared to 2012. The primary components of other operating expenses in 2013 are technology expense ($6.1 million), marketing expense ($5.0 million), professional fees ($5.7 million), cardholder expense ($3.4 million) and other miscellaneous expense ($20.5 million). These expense categories were all up over 2012, mainly a result of the VIST acquisition and having a full year of VIST operations in 2013 compared to only five months in 2012. Other miscellaneous expense in 2013 included legal ($2.4 million); travel and meetings ($1.6 million); postage and courier ($1.5 million); telephone ($1.2 million); audit and examinations ($1.1 million); other real estate owned ($861,000); and investment tax credit amortization ($795,000).

The Company’s efficiency ratio, defined as operating expense excluding amortization of intangible assets, divided by tax-equivalent net interest income plus noninterest income before securities gains and losses (increase in the cash surrender value of COLI is shown on a tax equivalent basis) was 64.0% in 2013, compared to 62.7% in 2012. Tax equivalency was based upon a 40% tax rate. Excluding the tax equivalent adjustments for tax-exempt securities and tax-exempt loans and leases, the efficiency ratio would be 65.0% in 2013 and 63.4% in 2012.

Noncontrolling Interests

Net income attributable to noncontrolling interests represents the portion of net income in consolidated majority-owned subsidiaries that is attributable to the minority owners of a subsidiary. The Company had net income attributable to noncontrolling interests of $131,000 in 2013 and 2012. The noncontrolling interests relate to three real estate investment trusts, which are substantially owned by the Company’s banking subsidiaries.

Income Tax Expense

The provision for income taxes provides for Federal, New York State and Pennsylvania State income taxes. The 2013 provision was $20.8 million. The effective tax rate for the Company was 29.0% in 2013, up from 26.2% in 2012. The effective rates differ from the U.S. statutory rate of 35.0% during the comparable periods primarily due to the effect of tax-exempt income from loans and securities, life insurance assets, and investments in tax credits.

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

The Company’s return on equity was 8.30% in 2012, compared to 12.02% in 2011, while return on assets was 0.76% in 2012 and 1.07% in 2011. The decrease is primarily due to the $9.7 million in after-tax merger related expenses being recorded in 2012.

The Company’s operating (non-GAAP) net income in 2012 amounted to $40.6 million or $3.16 diluted per share compared to $35.5 million or $3.21 per diluted share in 2011. Operating (non-GAAP) net income for 2012 excludes $9.7 million in after-tax merger and acquisition integration related expenses and $243,000, after-tax, in accrual reversals related to the Company’s accrual for potential VISA litigation. Operating (non-GAAP) net income for 2011 excludes $152,000 in after-tax merger and acquisition integration related expenses.

Segment Reporting

Banking Segment

The Banking segment reported net income of $37.7 million for the year ending December 31, 2012, representing a $6.2 million or 19.8% increase compared to 2011, driven mainly by growth in net interest income. Net interest income increased $22.8 million in 2012, up 20.5% versus 2011, due primarily to the acquisition of VIST Financial in the third quarter of 2012. Interest income rose $21.3 million or 15.6%, while interest expense declined $1.5 million or 5.7% compared to the same period in 2011.

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

Noninterest income increased $6.2 million or 48.7% over 2011. Revenues from all three of the Company’s primary insurance product lines: commercial, personal and health and benefit insurance increased over 2011. Insurance commissions increased $6.2 million or 48.7% compared to the previous year.

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

Wealth Management Segment

The Wealth Management segment reported net income of $2.4 million for the period ending December 31, 2012, an increase of $75,000 or 3.2% compared to 2011. Included in the 2012 results for the Wealth Management segment are the operating results of VIST Capital Management, LLC, which became part of Tompkins Financial Advisors.

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

Net Interest Income

Net interest income is the Company’s largest source of revenue, representing 71.0% of total revenues for the twelve months ended December 31, 2012, and 69.9% of total revenues for the twelve months ended December 31, 2011. Net interest income is dependent on the volume and composition of interest earning assets and interest-bearing liabilities and the level of market interest rates. The Company’s net interest income over the past several years benefitted from steady growth in average earning assets. However, with deposit rates at low levels, the downward pricing of these liabilities had slowed, while interest earning assets continued to reprice downward at a steady rate. That contributed to a decrease in net interest margin for the twelve months ended December 31, 2012, compared to the same period in 2011. The taxable equivalent net interest margin of 3.65% for 2012 was below the 3.72% level for 2011.

Taxable-equivalent interest income increased by 15.4% in 2012 compared to 2011. The increase in taxable-equivalent interest income was the result of the increase in average interest-earning assets year-over-year, mainly a result of the VIST Financial acquisition, as well as organic growth. For 2012, average interest-earning assets were up $689.9 million or 22.5%, with the acquisition of VIST Financial contributing $1.3 billion of interest-earning assets at the time of acquisition. Between 2011 and 2012 the average yields on interest-earning assets decreased by 27 basis points. The yield on average interest-earning assets was impacted by the low rate environment as well as growth in lower yielding securities instead of loans as a result of soft loan demand. Furthermore, the purchase accounting impact to earning assets acquired from VIST Bank resulted in reduced yields on these acquired assets. Average loan balances in 2012 were up $453.6 million or 23.5% over 2011, while the average yield on loans decreased 15 basis points to 5.27%. At the time of acquisition, VIST Bank’s loan portfolio totaled $889.3 million. Average securities balances in 2012 were up $231.2 million over 2011 and had an average yield of 2.61% in 2012 compared to an average yield of 3.11% in 2011. During 2012, cash flow from securities maturities and prepayments had been reinvested at lower yields as a result of the decrease in market interest rates.

Interest expense for 2012 was down $1.5 million or 5.7% compared to 2011, despite a $540.5 million or 22.3% increase in average interest bearing liabilities. The decrease in interest expense reflects lower average rates paid on deposits and borrowings, a lower average volume of borrowings and growth in noninterest bearing deposit balances. The average rate paid on interest-bearing deposits during 2012 of 0.47% was 16 basis points lower than the average rate paid in 2011. The decrease in the average cost of interest-bearing deposits reflects a decrease in the interest rates offered on deposit products due to decreases in average market rates combined with an increase in the relative proportion of lower cost savings and money market deposits. Average interest-bearing deposit balances increased by $528.4 million or 25.6% in 2012 compared to 2011. At the time of acquisition, VIST Bank had total deposits of $1.2 billion. The remainder of the increase was in average interest bearing checking, savings and money market deposit balances. Average noninterest bearing deposit balances in 2012 were up $141.3 million or 26.2% 2011. At the time of acquisition, VIST Bank had noninterest bearing deposit balances of $129.5 million.

Provision for Loan and Lease Losses

The provision for loan and lease losses was $8.8 million in 2012, compared to $8.9 million in 2011. Net loan charge-offs of $11.8 million in 2012 were up from $9.2 million in 2011, and included one commercial loan charge-off of approximately $4.2 million in the fourth quarter of 2012 that was partially reserved for in prior periods. The Company reported improved credit quality metrics over the past several quarters and current levels of nonperforming loans and criticized and classified loans were down from 2011.

Noninterest Income

Noninterest income represented 29.0% of total revenues in 2012, and 30.1% in 2011, and was an important factor in the Company’s results of operations. Noninterest income increased 14.2% over 2011. The year-over-year changes in the various noninterest categories are discussed in more detail below.

Insurance commissions and fees increased $5.9 million or 43.4% over 2011. Revenues for commercial insurance lines, personal insurance lines, and health and benefit related insurance products were all up for the year compared to the same period in 2011. The majority of the increase in revenue was attributable to the August 1, 2012 acquisition of VIST Insurance. The VIST Financial acquisition added about $1.5 million of commercial lines revenue, $697,000 of personal lines revenue, and $2.5 million in health and benefit revenues in 2012. In addition, 2012 was also the first full year which included business resulting from the Olver acquisition which closed in the second quarter of 2011.

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

Card services income increased $970,000 or 19.2% over the same period in 2011. The primary components of card services income were fees related to debit card transactions and ATM usage. Debit card income and fees associated with debit card transactions increased by 25.9% compared to 2011. The increase was mainly due to an increase in the number of cards issued, higher transaction volumes contributing to additional interchange income, and an accrual adjustment related to a card reward program to reflect an actual redemption rate on program incentives, lower than management’s original estimates. Furthermore, $529,000 of the card services income increase was attributed to VIST Bank.

Net mark-to-market losses on securities and borrowings held at fair value were down $316,000 compared to losses reported in 2011. Mark-to-market losses or gains relate to the change in the fair value of securities and borrowings where the Company had elected the fair value option. The year-over-year losses were mainly attributed to changes in market interest rates.

Other income increased $829,000 or 12.4% when compared to 2011. The primary components of other income were other service charges, increases in cash surrender value of life insurance, gains on sales of residential mortgage loans, and other miscellaneous income, which included income from miscellaneous equity investments, including the Company’s investment in Small Business Investment Companies (“SBIC”).

Other service charge income, included in other income on the consolidated statements of income, was up compared to 2011 by $762,000, mainly as a result of the VIST Bank acquisition, which contributed $739,000.

Net gains on sale of loans, included in other income on the consolidated statements of income, of $885,000 in 2012 were up by $389,000 or 78.3% compared to 2011. The increase in gains in 2012 compared to 2011 was attributable to the VIST acquisition. VIST Bank had $524,000 of gains on sales of loans since acquisition. To manage interest rate risk exposures, the Company from time to time will sell certain fixed rate residential mortgage loan originations that have rates below or maturities greater than the standards set by the Company’s Asset/Liability Committee for loans held in the portfolio.

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

Other miscellaneous income in 2012 also included approximately $755,000 in nonrecurring income attributable to a merchant servicing contract bonus of $350,000 and a $405,000 reversal of a liability that was previously established to cover the Company’s potential obligation to share in certain VISA litigations. During the second quarter of 2012, VISA reached a settlement with certain merchants.

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

Other operating expenses of $34.3 million, increased by $9.1 million or 35.9% compared to 2011. The primary components of other operating expenses in 2012 were technology expense ($5.3 million), marketing expense ($4.1 million), professional fees ($4.1 million), software licensing and maintenance ($4.0 million), cardholder expense ($2.4 million) and other miscellaneous expense ($18.5 million). Other miscellaneous expense in 2012 included investment tax credit amortization ($2.2 million); postage and courier ($1.4 million); legal ($1.4 million); travel and meetings ($1.2 million); other real estate owned ($1.1 million); and telephone ($1.0 million). VIST Financial contributed $6.2 million in other operating expense in 2012.

The Company’s efficiency ratio, defined as operating expense excluding amortization of intangible assets, divided by tax-equivalent net interest income plus noninterest income before securities gains and losses (increase in the cash surrender value of COLI is shown on a tax equivalent basis), was 62.7% in 2012, compared to 60.3% in 2011. Tax equivalency was based upon a 40% tax rate. Excluding the tax equivalent adjustments for tax-exempt securities and tax-exempt loans and leases, the efficiency ratio would be 63.4% in 2012 and 61.4% in 2011.

Noncontrolling Interests

The Company had net income attributable to noncontrolling interests of $131,000 in 2012 and 2011. The noncontrolling interests relate to three real estate investment trusts, which are substantially owned by the Company’s banking subsidiaries.

Income Tax Expense

The provision for income taxes provides for Federal, New York State income taxes. The 2012 provision was $11.1 million. The effective tax rate for the Company was 26.2% in 2012, down from 31.6% in 2011. The decrease in the effective rate in 2012 was primarily a result of investments in low income housing and historic tax credits and an increase in tax exempt income.

FINANCIAL CONDITION

Total assets, at December 31, 2013, grew by $165.8 million or 3.4% compared to the previous year-end. The growth was mainly in loans, which were up $239.7 million or 8.1% over year-end 2012.

As of December 31, 2013, total securities comprised 27.7% of total assets, compared to 29.6% of total assets at year-end 2012. The decrease in the percentage from year-end 2012 and year-end 2013 was partially a result of using securities cash flow to support loan growth. The securities portfolio contains primarily mortgage-backed securities, obligations of U.S. Government sponsored entities, and obligations of states and political subdivisions. The Company has no investments in preferred stock of U.S. Government sponsored entities and no investments in pools of trust preferred securities. A more detailed discussion of the securities portfolio is provided below in this section under the caption “Securities”.

Loans and leases were 63.8% of total assets at December 31, 2013, compared to 61.1% of total assets at December 31, 2012. A more detailed discussion of the loan portfolio is provided below in this section under the caption “Loans and Leases”.

Total deposits decreased slightly (less than 1.0%) compared to December 31, 2012, as increases in interest bearing checking, savings, and money market balances of $46.2 million or 2.2% and increases in noninterest bearing deposits of $59.0 million or 7.1% were offset by a $108.2 million or 11.1% decrease in time deposits. Other borrowings, consisting mainly of short term advances with the FHLB, were up $219.7 million or 196.4% from December 31, 2012. A more detailed discussion of deposits and borrowings is provided below in this section under the caption “Deposits and Other Liabilities”.

Shareholders’ Equity

The Consolidated Statements of Changes in Shareholders’ Equity included in the Consolidated Financial Statements of the Company contained in Part II, Item 8. of this Report, detail the changes in equity capital. Total shareholders’ equity was up $16.6 million or 3.7% to $457.9 million at December 31, 2013, from $441.4 million at December 31, 2012. Additional paid-in capital increased by $11.4 million, from $334.7 million at December 31, 2012, to $346.1 million at December 31, 2013. The $11.4 million increase included the following: $5.0 million of proceeds from stock option exercises and the related tax benefits; $1.4 million related to stock-based compensation; $4.0 million related to shares issued for dividend reinvestment plans; $715,000 related to shares issued for the employee stock ownership plan; and $284,000 related to shares issued for director deferred compensation plan. Retained earnings increased by $28.4 million, reflecting net income of $50.9 million less dividends of $22.5 million.

Accumulated other comprehensive loss increased from a net unrealized loss of $2.1 million at December 31, 2012 to a net unrealized loss of $25.1 million at December 31, 2013; reflecting a $34.7 million increase in unrealized loss on available-for-sale securities due to market rates, and an $11.7 million increase in unrealized gains associated with postretirement benefit plans. Under regulatory requirements, amounts reported as accumulated other comprehensive income/loss related to net unrealized gain or loss on available-for-sale securities and the funded status of the Company’s defined benefit post-retirement benefit plans do not increase or reduce regulatory capital and are not included in the calculation of risk-based capital and leverage capital ratios.

Total shareholders’ equity was up $142.2 million or 47.5% to $441.4 million at December 31, 2012, from $299.1 million at December 31, 2011 mainly as a result of the stock issued as part of the VIST acquisition, a capital raise completed in the second quarter of 2012 and net income. Additional paid-in capital increased by $128.3 million, from $206.4 million at December 31, 2011, to $334.6 million at December 31, 2012. The $128.3 million included the following: the issuance of $83.1 million in common stock for the acquisition of VIST Financial; the net $37.9 million capital raise completed in the second quarter of 2012; $2.8 million of proceeds from stock option exercises and the related tax benefits; $1.3 million related to stock-based compensation; $1.9 million related to shares issued under dividend reinvestment plans; $1.0 million related to shares issued under the employee stock ownership plan; and $199,000 related to shares issued under the director deferred compensation plan. Retained earnings increased by $12.3 million, reflecting net income of $31.3 million less dividends of $19.0 million.

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

The Company continued its long history of increasing cash dividends with a per share increase of 5.5% in 2013, which follows an increase of 4.3% in 2012. Dividends per share amounted to $1.54 in 2013, compared to $1.46 in 2012, and $1.40 in 2011. Cash dividends paid represented 44.2%, 60.8%, and 43.5% of after-tax net income in each of 2013, 2012, and 2011, respectively.

On October 25, 2011, the Company’s Board of Directors authorized a new stock repurchase plan for the Company to repurchase up to 335,000 shares of the Company’s common stock. Purchases may be made on the open market or in privately negotiated transactions over 24 months. The 24 month period ended October 25, 2013 and no shares were purchased under the plan.

The Company and its subsidiary banks are subject to quantitative capital measures established by regulation to ensure capital adequacy. Consistent with the objective of operating a sound financial organization, the Company and its subsidiary banks maintain capital ratios well above regulatory minimums and meet the requirements to be considered well-capitalized under the regulatory guidelines.

During the first quarter of 2010, the Comptroller of the Currency (“OCC”) notified the Company that it was requiring Mahopac Bank, one of the Company’s four banking subsidiaries, to maintain certain minimum capital ratios at levels higher than those otherwise required by applicable regulations. Mahopac has exceeded these minimum requirements since the time of the notification and was notified by the OCC during the first quarter of 2013 that it was no longer requiring Mahopac to maintain the higher capital ratios agreed to in 2010.

As of December 31, 2013, the capital ratios for the Company’s other four subsidiary banks exceeded the minimum levels required to be considered well capitalized. Additional information on the Company’s capital ratios and regulatory requirements is provided in “Note 21 - Regulations and Supervision” in Notes to Consolidated Financial Statements in Part II, Item 8. of this Report on Form 10-K.

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

The Company classifies its securities at date of purchase as available-for-sale, held-to-maturity or trading.  Securities, other than certain obligations of states and political subdivisions thereof, are generally classified as available-for-sale. Securities available-for-sale may be used to enhance total return, provide additional liquidity, or reduce interest rate risk. The held-to-maturity portfolio consists solely of obligations of state and political subdivisions. The securities in the trading portfolio reflect those securities that the Company elects to account for at fair value, with the adoption of ASC Topic 825,

Financial Instrument.

The Company’s securities portfolio at December 31, 2013 totaled $1.38 billion compared to $1.43 billion at December 31, 2012. The fair value of the available-for-sale portfolio, the held-to-maturity portfolio, and the trading portfolio decreased from year end 2012. The decrease in the available-for-sale portfolio was mainly due to decreases in obligations of U.S. government sponsored entities and obligations of U.S. states and political subdivisions offset by an increase in mortgage-backed securities issued by U.S. Government sponsored entities. In addition, fair values decreased between year end 2012 and year end 2013 as a result of changes in market interest rates. The decrease in the held-to-maturity portfolio was due to maturities and calls during the year. The tables below show the composition of the securities portfolios as of the past three year ends. Additional information on the securities portfolio is available in “Note 3 Securities” in Notes to Consolidated Financial Statements in Part II, Item 8. of this Report, which details the types of securities held, the carrying and fair values, and the contractual maturities as of December 31, 2013 and 2012.

Available-for-Sale Securities	2013		2012		2011
(in thousands)	Amortized Cost[1]	Fair Value	Amortized Cost[1]	Fair Value	Amortized Cost[1]	Fair Value
U.S. Treasury securities	$0	$0	$1,001	$1,004	$2,020	$2,070
Obligations of U.S. Government sponsored entities	558,130	556,345	570,871	593,778	408,958	422,590
Obligations of U.S. states and political subdivisions	68,216	67,962	76,803	79,056	56,939	59,653
Mortgage-backed securities - residential, issued by
U.S. Government agencies	147,766	146,678	162,853	167,667	123,426	129,773
U.S. Government sponsored entities	587,843	577,472	526,364	540,355	501,136	517,378
Non-U.S. Government agencies or sponsored entities	306	311	4,457	4,354	6,334	5,876
U.S. corporate debt securities	5,000	4,633	5,009	5,083	5,017	5,183
Total debt securities	1,367,261	1,353,401	1,347,358	1,391,297	1,103,830	1,142,523
Equity securities	1,475	1,410	2,058	2,043	1,023	1,023
Total available-for-sale securities	$1,368,736	$1,354,811	$1,349,416	$1,393,340	$1,104,853	$1,143,546

[1] Net of other-than-temporary impairment losses recognized in earnings.

Equity securities include miscellaneous investments carried at fair value, which approximates cost.

Held-to-Maturity Securities	2013		2012		2011
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Obligations of U.S. states and political subdivisions	$18,980	$19,625	$24,062	$25,163	$26,673	$27,255
Total held-to-maturity securities	$18,980	$19,625	$24,062	$25,163	$26,673	$27,255

Trading Securities	2013	2012	2011
	Fair Value	Fair Value	Fair Value

Obligations of U.S. Government sponsored entities	$8,275	$11,860	$12,693
Mortgage-backed securities-residential issued by U.S. Government sponsored entities	2,716	4,590	6,905
Total trading securities	$10,991	$16,450	$19,598

The decrease in trading securities reflects principal repayments and maturities received during 2013. The pre-tax mark-to-market losses on trading securities in 2013 were $538,000 and $332,000 in 2012, compared to pre-tax net mark-to-market gains of $62,000 in 2011.

Quarterly, the Company evaluates all investment securities with a fair value less than amortized cost to identify any other-than-temporary impairment as defined under generally accepted accounting principles. During 2013, the Company sold three non-U.S. Government agencies or sponsored entities mortgage backed securities for a gain of approximately $94,000. Prior to 2013, these non-U.S. Government agencies or sponsored entities mortgage backed securities were determined to be other-than-temporarily impaired and the Company did recognize net credit impairment charges to earnings of $441,000 over the life of these securities. Also during 2013, one non-U.S. Government agencies or sponsored entities mortgage backed security was repaid in full. The Company did not recognize any net credit impairment charge to earnings in 2013.

The Company uses a two step modeling approach to analyze each non-agency CMO issue to determine whether or not the current unrealized losses are due to credit impairment and therefore other-than-temporarily impaired (“OTTI”). Step one in the modeling process applies default and severity credit vectors to each security based on current credit data detailing delinquency, bankruptcy, foreclosure and real estate owned (REO) performance. The results of the credit vector analysis are compared to the security’s current credit support coverage to determine if the security has adequate collateral support. If the security’s current credit support coverage falls below certain predetermined levels, step two is utilized. In step two, the Company uses a third party to assist in calculating the present value of current estimated cash flows to ensure there are no adverse changes in cash flows during the quarter leading to an other-than-temporary-impairment. Management’s assumptions used in step two include default and severity vectors and prepayment assumptions along with various other criteria including: percent decline in fair value; credit rating downgrades; probability of repayment of amounts due, credit support and changes in average life. As a result of the modeling process, the Company does not consider its one remaining non-agency CMO’s to be other-than-temporarily impaired at December 31, 2013. Future changes in interest rates or the credit quality and credit support of the underlying issuers may reduce the market value of these and other securities. If such decline is determined to be other than temporary, the Company will record the necessary charge to earnings and/or accumulated other comprehensive income to reduce the securities to their then current fair value.

The Company also holds non-marketable Federal Home Loan Bank New York (“FHLBNY”) stock, non-marketable Federal Home Loan Bank Pittsburgh (“FHLBPITT”) stock and non-marketable Atlantic Central Bankers Bank stock, all of which are required to be held for regulatory purposes and for borrowing availability. The required investment in FHLB stock is tied to the Company’s borrowing levels with the FHLB. Holdings of FHLBNY stock, FHLBPITT stock and ACBB stock totaled $17.2 million, $7.7 million and $95,000 at December 31, 2013, respectively. These securities are carried at par, which is also cost. The FHLBNY and FHLBPITT continue to pay dividends and repurchase stock. As such, the Company has not recognized any impairment on its holdings of FHLBNY and FHLBPITT stock. On December 31, 2013, the entire $2.1 million of the Company’s Federal Reserve Bank stock was redeemed. The redemption was due to the conversion of Mahopac Bank from a nationally-chartered bank and a member of the Federal Reserve to a New York State-chartered bank and not a member of the Federal Reserve. At December 31, 2012, the Company’s holdings of FHLBNY stock, FHLBPITT stock, and FRB stock totaled $13.2 million, $4.1 million, and $2.1 million, respectively.

Management’s policy is to purchase investment grade securities that, on average, have relatively short expected durations. This policy helps mitigate interest rate risk and provides sources of liquidity without significant risk to capital. The contractual maturity distribution of debt securities and mortgage-backed securities as of December 31, 2013, along with the weighted average yield of each category, is presented in Table 3-Maturity Distribution below. Balances are shown at amortized cost and weighted average yields are calculated on a fully taxable-equivalent basis. Expected maturities will differ from contractual maturities presented in Table 3-Maturity Distribution below, because issuers may have the right to call or prepay obligations with or without penalty and mortgage-backed securities will pay throughout the periods prior to contractual maturity.

Table 3 - Maturity Distribution

	As of December 31, 2013
	Securities		Securities
	Available-for-Sale *		Held-to-Maturity
(dollar amounts in thousands)	Amount	Yield (FTE)	Amount	Yield (FTE)
U.S. Treasury securities

Obligations of U.S. Government sponsored entities
Within 1 year	$15,503	2.53%	$0	0.00%
Over 1 to 5 years	240,648	2.47%	0	0.00%
Over 5 to 10 years	301,979	1.81%	0	0.00%
	$558,130	2.11%	$0	0.00%

Obligations of U.S. state and political subdivisions
Within 1 year	$7,593	5.37%	$10,952	3.90%
Over 1 to 5 years	22,905	4.80%	5,636	7.17%
Over 5 to 10 years	11,266	4.65%	1,878	7.52%
Over 10 years	26,452	5.37%	514	8.14%
	$68,216	5.06%	$18,980	5.34%

Mortgage-backed securities - residential
Within 1 year	$57	3.30%	$0	0.00%
Over 1 to 5 years	6,580	5.05%	0	0.00%
Over 5 to 10 years	137,104	2.94%	0	0.00%
Over 10 years	592,174	2.37%	0	0.00%
	$735,915	2.50%	$0	0.00%

Other securities
Within 1 year	$2,500	4.05%	$0	0.00%
Over 10 years	2,500	3.03%	0	0.00%
Equity securities	1,475	2.31%	0	0.00%
	$6,475	3.26%	$0	0.00%

Total securities
Within 1 year	$25,653	3.52%	$10,952	3.90%
Over 1 to 5 years	270,133	2.73%	5,636	7.17%
Over 5 to 10 years	450,349	2.25%	1,878	7.52%
Over 10 years	621,126	2.50%	514	8.14%
Equity securities	1,475	2.31%	0	0.00%
	$1,368,736	2.48%	$18,980	5.34%

*Balances of available-for-sale securities are shown at amortized cost.

The average taxable-equivalent yield on the securities portfolio was 2.39% in 2013 compared to 2.61% in 2012 and 3.11% in 2011. The decrease in yields was primarily a result of the reinvestment of proceeds from principal repayments and maturities at lower market rates.

At December 31, 2013, there were no holdings of any one issuer, other than the U.S. Government sponsored entities, in an amount greater than 10% of the Company’s shareholders’ equity.

Loans and Leases

Table 4 Composition of Loan and Lease Portfolio

Originated Loans and Leases	As of December 31,
(in thousands)	2013	2012	2011	2010	2009
Commercial and industrial
Agriculture	$74,788	$77,777	$67,566	$65,918	$71,480
Commercial and industrial other	562,439	446,876	417,128	409,432	423,015
Subtotal commercial and industrial	637,227	524,653	484,694	475,350	494,495
Commercial real estate
Construction	46,441	41,605	47,304	58,519	55,626
Agriculture	52,627	48,309	53,071	48,485	40,516
Commercial real estate other	903,320	722,273	665,859	619,458	601,221
Subtotal commercial real estate	1,002,388	812,187	766,234	726,462	697,363
Residential real estate
Home equity	171,809	159,720	161,278	164,765	166,618
Mortgages	658,966	573,861	500,034	462,032	458,823
Subtotal residential real estate	830,775	733,581	661,312	626,797	625,441
Consumer and other
Indirect	21,202	26,679	32,787	41,668	51,363
Consumer and other	32,312	32,251	30,961	31,757	35,324
Subtotal consumer and other	53,514	58,930	63,748	73,425	86,687
Leases	5,563	4,618	6,489	9,949	12,821
Total loans and leases	2,529,467	2,133,969	1,982,477	1,911,983	1,916,807
Less: unearned income and deferred costs and fees	(2,223)	(863)	(628)	(1,625)	(1,989)

Total originated loans and leases, net of unearned income and deferred costs and fees	$2,527,244	$2,133,106	$1,981,849	$1,910,358	$1,914,818

Acquired Loans
Commercial and industrial
Commercial and industrial other	128,503	167,427	0	0	0
Subtotal commercial and industrial	128,503	167,427	0	0	0
Commercial real estate
Construction	39,353	43,074	0	0	0
Agriculture	3,135	3,247	0	0	0
Commercial real estate other	366,438	445,359	0	0	0
Subtotal commercial real estate	408,926	491,680	0	0	0
Residential real estate
Home equity	67,183	81,657	0	0	0
Mortgages	35,336	41,618	0	0	0
Subtotal residential real estate	102,519	123,275	0	0	0
Consumer and other
Indirect	5	24	0	0	0
Consumer and other	1,219	1,498	0	0	0
Subtotal consumer and other	1,224	1,522	0	0	0
Covered loans	25,868	37,600	0	0	0
Total loans and leases	667,040	821,504	0	0	0

Total acquired loans and leases, net of unearned income and deferred costs and fees	$667,040	821,504	$0	$0	$0

The Company did not have any acquired loans accounted for in accordance with ASC Topic 805 for the years ended December 31, 2011, 2010 and 2009.

Total loans and leases of $3.2 billion at December 31, 2013 were up $239.7 million or 8.1% from December 31, 2012. The growth was mainly due to organic loan growth. On August 1, 2012, the Company acquired $889.3 million of loans in the VIST Financial acquisition. These loans are shown in the table under the acquired loan and lease heading. All other loans, including loans originated by VIST Bank since acquisition date of August 1, 2012, are considered originated loans. Originated loan balances at December 31, 2013 are up 18.5% over year-end 2012. The increase in originated loans was in commercial, commercial real estate and residential real estate loans; consumer loans were down compared to the prior year. As of December 31, 2013 total loans and leases represented 63.8% of total assets compared to 61.1% of total assets at December 31, 2012.

Residential real estate loans, including home equity loans, of $933.3 million at December 31, 2013 increased by $76.4 million or 8.9% from $856.9 million at year-end 2012, and comprised 29.2% of total loans and leases at December 31, 2013. The growth in residential real estate loan balances reflects higher origination volumes due to the low interest rate environment as well as a decision to retain certain residential mortgages in portfolio rather than sell them in the secondary market due to interest rate considerations. The Company’s Asset/Liability Committee meets regularly and establishes standards for selling and retaining residential real estate mortgage originations.

Prior to August 2012, residential mortgage loans were generally sold to Federal Home Loan Mortgage Corporation (“FHLMC”) or State of New York Mortgage Agency (“SONYMA”). With the acquisition to VIST on August 1, 2012, the Company also sells loans to other third parties, including money center banks. These residential real estate loans are generally sold without recourse in accordance with standard secondary market loan sale agreements. These residential real estate loans also are subject to customary representations and warranties made by the Company, including representations and warranties related to gross incompetence and fraud. The Company has not had to repurchase any loans as a result of these general representations and warranties. While in the past in rare circumstances the Company agreed to sell residential real estate loans with recourse, the Company has not done so in the past several years and the amount of such loans included on the Company’s balance sheet at December 31, 2013 was insignificant. The Company has never had to repurchase a loan sold with recourse.

During 2013, 2012, and 2011, the Company sold residential mortgage loans totaling $13.6 million, $37.5 million, and $26.6 million, respectively, and realized net gains on these sales of $301,000, $885,000, and $496,000, respectively. These residential real estate loans are generally sold without recourse in accordance with standard secondary market loan sale agreement. When residential mortgage loans are sold to FHLMC or SONYMA, the Company typically retains all servicing rights, which provides the Company with a source of fee income. In connection with the sales in 2013, 2012, and 2011, the Company recorded mortgage-servicing assets of $85,000, $123,000, and $176,000, respectively.

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

Commercial real estate loans totaled $1.4 billion at December 31, 2013; an increase of $107.4 million compared to December 31, 2012, and represented 44.2% of total loans and leases at December 31, 2013, up from 44.1% at December 31, 2012.

Commercial and industrial loans totaled $765.7 million at December 31, 2013, which is an increase of $73.7 million from $692.1 million reported as of December 31, 2012. As of December 31, 2013, agriculturally-related loans totaled $130.6 million or 4.1% of total loans and leases compared to $129.3 million or 4.4% of total loans and leases at December 31, 2012. Agriculturally-related loans include loans to dairy farms and cash and vegetable crop farms. Agriculturally related loans are primarily made based on identified cash flows of the borrower with consideration given to underlying collateral, personal guarantees, and government related guarantees. Agriculturally-related loans are generally secured by the assets or property being financed or other business assets such as accounts receivable, livestock, equipment or commodities/crops.

The consumer loan portfolio includes personal installment loans, indirect automobile financing, and overdraft lines of credit. Consumer and other loans were $54.7 million at December 31, 2013, compared to $60.5 million at December 31, 2012. The originated consumer and other loan portfolio at December 31, 2013 was down 9.2% from year-end 2012, mainly in the indirect auto loan category as a result of increased auto lending competition.

The lease portfolio increased by 20.5% to $5.6 million at December 31, 2013 from $4.6 million at December 31, 2012. The lease portfolio has traditionally consisted of leases on vehicles for consumers and small businesses. More aggressive competition for automobile financing has led to a decline in the consumer lease portfolio over the past several years. Management continues to review leasing opportunities, primarily commercial leasing and municipal leasing. As of December 31, 2013, commercial leases and municipal leases represented 100.0% of total leases.

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

The carrying value of loans acquired from VIST and accounted for in accordance with ASC Subtopic 310-30, “Loans and Debt Securities Acquired with Deteriorated Credit Quality,” was $46.8 million at December 31, 2013, compared to $80.2 million at December 31, 2012. Under ASC Subtopic 310-30, loans may be aggregated and accounted for as pools of loans if the loans being aggregated have common risk characteristics. The Company elected to account for the loans with evidence of credit deterioration individually rather than aggregate them into pools. The difference between the undiscounted cash flows expected at acquisition and the investment in the acquired loans, or the “accretable yield,” is recognized as interest income utilizing the level-yield method over the life of each loan. Contractually required payments for interest and principal that exceed the undiscounted cash flows expected at acquisition, or the “non-accretable difference,” are not recognized as a yield adjustment, as a loss accrual or as a valuation allowance.

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

The carrying value of loans not exhibiting evidence of credit impairment at the time of the acquisition (i.e. loans outside of the scope of ASC 310-30) was $620.2 million at December 31, 2013 as compared to $741.3 million at December 31, 2012. The fair value of the acquired loans not exhibiting evidence of credit impairment was determined by projecting contractual cash flows discounted at risk-adjusted interest rates.

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

At December 31, 2013, acquired loans included $25.9 million of covered loans as compared to $37.6 million of covered loans at the prior year-end. VIST Financial had acquired these loans in an FDIC assisted transaction in the fourth quarter of 2010. In accordance with loss sharing agreements with the FDIC, certain losses and expenses relating to covered loans may be reimbursed by the FDIC at 70% or, if certain levels of reimbursement are reached, 80%. See Note 6 – “FDIC Indemnification Asset Related to Covered Loans” in the Notes to Consolidated Financial Statements in Part II, Item 8. of this Report on Form 10-K.

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

Analysis of Past Due and Nonperforming Loans	As of December 31,
(dollar amounts in thousands)	2013	2012	2011	2010	2009
Loans 90 days past due and accruing
Commercial and industrial	$0	$0	$0	$842	$294
Commercial real estate	161	0	0	0	0
Residential real estate	446	257	1,378	368	75
Consumer and other	0	0	2	0	0
Leases	0	0	0	7	0
Total loans 90 days past due and accruing	607	257	1,380	1,217	369
Nonaccrual loans
Commercial and industrial	1,679	1,340	7,105	7,271	7,334
Commercial real estate	23,364	25,014	26,352	24,791	16,664
Residential real estate	13,086	11,084	5,884	9,111	7,070
Consumer and other	254	302	237	309	193
Leases	0	0	10	19	28
Total nonaccrual loans	38,383	37,740	39,588	41,501	31,289
Troubled debt restructurings not included above	45	1,532	428	2,564	3,265
Total nonperforming loans and leases	39,035	39,529	41,396	45,282	34,923
Other real estate owned	4,253	4,862	1,334	1,255	299
Total nonperforming assets	$43,288	$44,391	$42,730	$46,537	$35,222
Total nonperforming loans and leases as a percentage of total loans and leases	1.22%	1.34%	2.09%	2.37%	1.82%
Total nonperforming assets as a percentage of total assets	0.87%	0.92%	1.26%	1.43%	1.12%
Allowance as a percentage of nonperforming loans and leases	71.65%	62.34%	66.65%	61.46%	69.72%

* The 2013 and 2012 columns in the above table excludes $7.0 million and $18.7 million, respectively, of acquired loans that are 90 days past due and accruing interest. These loans were originally recorded at fair value on the acquisition date of August 1, 2012. These loans are considered to be accruing as we can reasonably estimate future cash flows on these acquired loans and we expect to fully collect the carrying value of these loans. Therefore, we are accreting the difference between the carrying value of these loans and their expected cash flows into interest income.

The level of nonperforming assets at the past five year ends is illustrated in the table above. In general, nonperforming assets increased in 2009 and 2010, reflective of weak economic conditions which began in 2008. The Company has seen the level of nonperforming assets remain flat over the past few years. Nonperforming assets at year-end 2013 are down 2.5% from year-end 2012. While certain economic indicators have started to show signs of improvement there is much debate over the strength and sustainability of the upturn and weaknesses remain such as higher than normal unemployment. The Company has seen some improvement in the financial conditions of many of the Company’s commercial and agricultural customers. The Company’s ratio of nonperforming assets to total assets continues to compare favorably to its peer group’s most recent ratio of 1.69% at December 31, 2013. The peer data is from the Federal Reserve Board and represents banks or bank holding companies with assets between $3.0 billion and $10.0 billion.

Nonperforming loans at December 31, 2013 were down $494,000 or 1.2% from December 31, 2012. Nonperforming loans represented 1.22% of total loans at December 31, 2013, compared to 1.34% of total loans at December 31, 2012, and 2.09% of total loans at December 30, 2011. A breakdown of nonperforming loans by portfolio segment is shown above. Loans secured by commercial real estate represent 59.9% of total nonperforming loans at December 31, 2013. Included in this category are two relationships with an aggregate balance of $9.6 million at December 31, 2013 and $10.0 million at December 31, 2012. These relationships are considered impaired and have been written down to fair value. The increase in residential real estate nonaccrual loans reflects the impact of the weakness in the economy and real estate markets. Nonperforming residential real estate loans represent 1.4% of total residential real estate loans at December 31, 2013.

Loans are considered modified in a troubled debt restructuring (“TDR”) when, due to a borrower’s financial difficulties; the Company makes a concession(s) to the borrower that it would not otherwise consider. When modifications are provided for reasons other than as a result of the financial distress of the borrower, these loans are not classified as TDRs or impaired. These modifications may include, among others, an extension of the term of the loan, and granting a period when interest-only payments can be made, with the principal payments made over the remaining term of the loan or at maturity. TDRs are included in the above table within the following categories: “loans 90 days past due and accruing”, “nonaccrual loans”, or “troubled debt restructurings not included above”. Loans in the latter category include loans that meet the definition of a TDR but are performing in accordance with the modified terms and have shown a satisfactory period of repayment (generally six consecutive months) and where full collection of all is reasonably assured. The TDR amount of $1.5 million at December 31, 2012, consisted of two commercial relationships where three loans were modified with concessions granted due to the stressed financial condition of the borrower. By the end of 2013, this relationship was no longer classified as a TDR as it had been performing for a year and it yields a market rate of interest. At December 31, 2013 the Company had $7.2 million in TDRs, which were included in nonaccrual loans in the table above.

In general, the Company places a loan on nonaccrual status if principal or interest payments becomes 90 days or more past due and/or management deems the collectability of the principal and/or interest to be in question, as well as when called for by regulatory requirements. Although in nonaccrual status, the Company may continue to receive payments on these loans. These payments are generally recorded as a reduction to principal and interest income is recorded only after principal recovery is reasonably assured. The difference between the interest income that would have been recorded if these loans and leases had been paid in accordance with their original terms and the interest income that was recorded for the year ended December 31, 2013, was $1.2 million. The amount for the year ended December 31, 2012, was $1.7 million and $2.7 million for December 31, 2011. The Company had no material commitments to make additional advances to borrowers with nonperforming loans.

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

The Company’s recorded investment in originated loans and leases that are considered impaired totaled $22.2 million at December 31, 2013, and $24.7 million at December 31, 2012. At December 31, 2013 and 2012, the $22.2 million and $24.7 million, respectively, did not have any specific reserve allocations. The majority of impaired loans are collateral dependent impaired loans that have limited exposure or require limited specific reserves because of the amount of collateral support with respect to these loans or the loans have been written down to fair value. Interest payments on impaired loans are typically applied to principal unless collectability of the principal amount is reasonably assured. In these cases, interest is recognized on a cash basis. There was no interest income recognized on impaired loans and leases, all collected in cash, for 2013, 2012 and 2011.

The ratio of the allowance to nonperforming loans (loans past due 90 days and accruing, nonaccrual loans and restructured troubled debt) was 71.7% at December 31, 2013, compared to 62.3% at December 31, 2012. The Company’s ratio is below our peer group ratio of 116.75% as of December 31, 2013. The Company’s nonperforming loans are mostly made up of collateral dependent impaired loans requiring little to no specific allowance due to the level of collateral available with respect to these loans and/or previous charge-offs.

Management reviews the loan portfolio continuously for evidence of potential problem loans and leases. Potential problem loans and leases are loans and leases that are currently performing in accordance with contractual terms, but where known information about possible credit problems of the related borrowers causes management to have doubt as to the ability of such borrowers to comply with the present loan payment terms and may result in such loans and leases becoming nonperforming at some time in the future. Management considers loans and leases classified as Substandard, which continue to accrue interest, to be potential problem loans and leases. The Company, through its credit administration function, identified 50 commercial relationships from the originated portfolio and 29 commercial relationships from the acquired portfolio totaling $14.5 million and $11.5 million, respectively at December 31, 2013 that were potential problem loans.

At December 31, 2012 there were 42 relationships totaling $25.4 million in the originated portfolio and 49 relationships totaling $30.2 million in the acquired portfolio that were considered potential problem loans. Of the 50 commercial relationships from the originated portfolio, there are 3 relationships that equaled or exceeded $1.0 million, which in aggregate totaled $6.5 million. Of the 29 commercial relationships from the acquired loan portfolio, there are 2 relationships that equaled or exceeded $1.0 million, which in aggregate totaled $4.1 million. Although the Company had seen an increase in potential problem loans due to weak economic conditions over the past several years, the asset quality metrics showed improvement during 2013. The decrease in the dollar volume of potential problem loans since year-end 2012 was mainly due to the upgrade of several large commercial credits to a risk grading better than Substandard as well as the charge off of a certain credit. The Company continues to monitor these relationships, however, management cannot predict the extent to which continued weak economic conditions or other factors may further impact borrowers. These loans remain in a performing status due to a variety of factors, including payment history, the value of collateral supporting the credits, and personal or government guarantees. These factors, when considered in the aggregate, give management reason to believe that the current risk exposure on these loans does not warrant accounting for these loans as nonperforming. However, these loans do exhibit certain risk factors, which have the potential to cause them to become nonperforming. Accordingly, management’s attention is focused on these credits, which are reviewed on at least a quarterly basis.

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

Since the methodology is based upon historical experience and trends as well as management’s judgment, factors may arise that result in different estimations. Significant factors that could give rise to changes in these estimates may include, but are not limited to, changes in economic conditions in the local area, concentration of risk, changes in interest rates, and declines in local property values. Based on its evaluation of the allowance as of December 31, 2013, management considers the allowance to be appropriate. Under adversely or positively different conditions or assumptions, the Company would need to increase or decrease the allowance.

The allocation of the Company’s allowance as of December 31, 2013, and each of the previous four years is illustrated in Table 5- Allocation of the Allowance for Loan and Lease Losses, below.

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

Table 5 - Allocation of the Allowance for Originated  and Acquired Loan and Lease Losses

	As of December 31,
(in thousands)	2013	2012	2011	2010	2009
Originated loans outstanding at end of year	$2,527,244	$2,133,106	$1,981,849	$1,910,358	$1,914,818
Allocation of the originated allowance by originated loan type:
Commercial and industrial	$8,406	$7,533	$8,936	$7,824	$7,304
Commercial real estate	10,459	10,184	12,662	14,445	11,119
Residential real estate	5,771	4,981	4,247	3,526	3,616
Consumer and other	2,059	1,940	1,709	1,976	2,230
Leases	5	5	39	61	81
Total	$26,700	$24,643	$27,593	$27,832	$24,350

Allocation of the originated allowance as a percentage of total originated allowance:
Commercial and industrial	31%	31%	32%	28%	30%
Commercial real estate	39%	41%	46%	52%	46%
Residential real estate	22%	20%	16%	13%	15%
Consumer and other	8%	8%	6%	7%	9%
Leases	0%	0%	0%	0%	0%
Total	100%	100%	100%	100%	100%
Loan and lease types as a percentage of total originated loans and leases:
Commercial and industrial	25%	24%	24%	25%	26%
Commercial real estate	40%	39%	39%	38%	36%
Residential real estate	33%	33%	33%	32%	32%
Consumer and other	2%	4%	3%	4%	5%
Leases	0%	0%	1%	1%	1%
Total	100%	100%	100%	100%	100%

	As of December 31,
(in thousands)	2013	2012	2011	2010	2009
Acquired loans outstanding at end of year	$667,040	$821,504	$0	$0	$0

Allocation of the acquired allowance by originated loan type:
Commercial and industrial	$168	$0	$0	$0	$0
Commercial real estate	770	0	0	0	0
Residential real estate	274	0	0	0	0
Consumer and other	58	0	0	0	0
Total	$1,270	$0	$0	$0	$0

Allocation of the acquired allowance as a percentage of total acquired allowance:
Commercial and industrial	13%	0%	0%	0%	0%
Commercial real estate	61%	0%	0%	0%	0%
Residential real estate	22%	0%	0%	0%	0%
Consumer and other	5%	0%	0%	0%	0%
Total	100%	0%	0%	0%	0%
Loan and lease types as a percentage of total acquired loans and leases:
Commercial and industrial	19%	20%	0%	0%	0%
Commercial real estate	61%	60%	0%	0%	0%
Residential real estate	15%	15%	0%	0%	0%
Consumer and other	1%	1%	0%	0%	0%
Covered	4%	4%	0%	0%	0%
Total	100%	100%	0%	0%	0%

The above tables provide, as of the dates indicated, an allocation of the allowance for probable and inherent loan losses by loan type. The allocation is neither indicative of the specific amounts or the loan categories in which future charge-offs may occur, nor is it an indicator of future loss trends. The allocation of the allowance to each category does not restrict the use of the allowance to absorb losses in any category.

The five year trend in the allowance is shown above. The allowance increased steadily between 2007 and 2010 consistent with deterioration in asset quality measures, including: higher levels of net charge-offs, internally-classified commercial and commercial real estate loans, and nonperforming loans and leases; weak economic conditions; soft real estate markets; and growth in the loan portfolio. With economic conditions stabilizing and gradually improving, asset quality measures have improved over the past few years. As of December 31, 2013, the total allowance for loan and lease losses was approximately $28.0 million, which is up $3.3 million from year-end 2012. Both the allowance for originated loans and allowance for acquired loans were up over year-end 2012.

The increase in the allowance for originated loans in 2013 over 2012 was mainly due to 18.5% growth in the originated portfolio. The growth was in commercial and industrial, commercial real estate, and residential real estate loans, which contributed to increase in the reserve allocations for each of these portfolios in 2013 over 2012. Asset quality metrics improved in the originated portfolio with decreases in total nonperforming originated loans and leases, net charge-offs of originated loans and leases and originated loans internally-classified Special Mention and Substandard at December 31, 2013 compared to December 31, 2012. The amount of originated loans internally-classified Special Mention, Substandard and Doubtful totaled $77.4 million at December 31, 2013 compared to $101.4 million at December 31, 2012 and $126.6 million at December 31, 2011. Gross charge-offs in the originated portfolio totaled $4.3 million in 2013, down from $12.5 million in 2012. In addition to growth in the originated residential portfolio between year-end 2013 and 2012, the increase in the allocation for residential real estate reflects an uptick in nonperforming residential real estate loans over the past two years.

The increase in the allowance for acquired loans and leases reflects deterioration in specific loans during 2013. The amount of acquired loans internally-classified as Special Mention and Substandard at December 31, 2013 were down from December 31, 2012, reflecting charge-offs, successful workouts and related paydowns, and the sale of $5.5 million of commercial loans and commercial real estate loans during 2013.

The level of future charge-offs is dependent upon a variety of factors such as national and local economic conditions, trends in various industries, underwriting characteristics, and conditions unique to each borrower. Given uncertainties surrounding these factors, it is difficult to estimate future losses.

Table 6 - Analysis of the Allowance for Originated and Acquired Loan and Lease Losses

	December 31,
(in thousands)	2013	2012	2011	2010	2009
Average originated loans outstanding during year	$2,307,493	$2,301,901	$1,928,540	$1,897,983	$1,850,453
Balance of allowance at beginning of year	24,643	27,593	27,832	24,350	18,672

Originated loans charged-off:
Commercial and industrial	1,605	5,328	2,403	3,265	1,653
Commercial real estate	651	3,977	4,488	1,167	558
Residential real estate	752	2,390	2,730	791	828
Consumer and other	1,282	826	608	912	1,195
Leases	0	0	3	0	0
Total loans charged-off	$4,290	$12,521	$10,232	$6,135	$4,234

Recoveries of originated loans previously charged-off:
Commercial and industrial	4,162	198	424	464	305
Commercial real estate	718	200	280	225	27
Residential real estate	48	30	33	85	24
Consumer and other	419	306	311	336	268
Total loans recovered	$5,347	$734	$1,048	$1,110	$624
Net loans (recovered) charged-off	(1,057)	11,787	9,184	5,025	3,610
Additions to allowance charged to operations	1,000	8,837	8,945	8,507	9,288
Balance of originated allowance at end of year	$26,700	$24,643	$27,593	$27,832	$24,350
Originated allowance as a percentage of originated loans and leases outstanding	1.06%	1.16%	1.39%	1.46%	1.27%
Net (recoveries) charge-offs as a percentage of average originated loans and leases outstanding during the year	(0.05%)	0.51%	0.48%	0.26%	0.20%

	December 31,
(in thousands)	2013	2012	2011	2010	2009
Average acquired loans outstanding during year	$746,045	$80,208	$0	$0	$0

Acquired loans charged-off:
Commercial and industrial	2,991	0	0	0	0
Commercial real estate	179	0	0	0	0
Residential real estate	696	0	0	0	0
Consumer and other	25	0	0	0	0
Total loans charged-off	$3,891	$0	$0	$0	$0

Recoveries of acquired loans previously charged-off:
Net loans charged-off	3,891	0	0	0	0
Additions to allowance charged to operations	5,161	0	0	0	0
Balance of acquired allowance at end of year	$1,270	$0	$0	$0	$0
Acquired allowance as a percentage of acquired loans outstanding	0.17%	0.00%	0.00%	0.00%	0.00%
Net charge-offs as a percentage of average acquired loans and leases outstanding during the year	0.52%	0.00%	0.00%	0.00%	0.00%
Total net charge-offs as a percentage of average total loans and leases outstanding during the year	0.09%	0.49%	0.48%	0.26%	0.20%

The provision for loan and lease losses represents management’s estimate of the expense necessary to maintain the allowance for loan and lease losses at an appropriate level. The provision for loan and lease losses was $6.2 million in 2013, compared to $8.8 million in 2012. The provision for originated loans and leases was $1.0 million in 2013, down from $8.8 million in 2012. The decrease in provision for originated loans reflects improved asset quality measures and the loan recoveries of $5.3 million in 2013, resulting in net recoveries for the year of $1.1 million. The recoveries were mainly related to one large commercial relationship that was charged off in 2012. The provision for acquired loans and leases was $5.2 million in 2013; there was no provision for acquired loans in 2012. The provision was driven by the $3.9 million in net charge-offs in 2013 as well as deterioration in expected cash flows on some acquired loans subsequent to the acquisition of the loans. Of the $3.9 million of charge-offs, approximately $3.0 million was related to one large commercial relationship that was written down to fair value in the second quarter of 2013.

For 2013, net charge-offs totaled $2.8 million or 0.09% of average total loans and leases compared to net charge-offs of $11.8 million or 0.49% of average total loans and leases. The most recent peer ratio is 0.29%. The peer data is from the Federal Reserve Board and represents banks or bank holding companies with assets between $3.0 billion and $10.0 billion. The peer ratio is as of December 31, 2013, the most recent data available from the Federal Reserve Board.

The ratio of the allowance for originated loan and lease losses as a percentage of total loans decreased 10 basis points from 1.16% at year-end 2012 to 1.06% at year-end 2013, which is reflective of the improvement in the level of loans internally classified Special Mention, Substandard and Doubtful and nonperforming loans and leases. Management believes that, based upon its evaluation as of December 31, 2013, the allowance is appropriate.

Deposits and Other Liabilities

Total deposits of $3.9 billion at December 31, 2013, were flat compared to year-end 2012. Noninterest bearing deposits and interest checking, savings and money market balances grew $59.0 million and $46.2 million, respectively over year end 2012 but were offset by a $108.2 million decline in total time deposits. The low interest rate environment has caused a shift in customer savings trends, as time deposits have continued to decline, while noninterest-bearing deposits and savings deposits have increased.

The most significant source of funding for the Company is core deposits. Prior to December 31, 2011, the Company defined core deposits as total deposits less time deposits of $100,000 or more, brokered deposits and municipal money market deposits. A provision of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) made permanent an increase in the maximum amount of FDIC deposit insurance for financial institutions to $250,000 per depositor. Effective December 31, 2011, as a result of this change the Company defines core deposits as total deposits less time deposits of $250,000 or more (formerly $100,000), brokered deposits and municipal money market deposits.

Core deposits grew by $42.4 million or 1.3% to $3.3 billion at year-end 2013 from $3.2 billion at year-end 2012. Core deposits represented 83.4% of total deposits at December 31, 2013, compared to 82.2% of total deposits at December 31, 2012.

Municipal money market accounts increased by $34.9 million or 8.2% to $459.4 million at year-end 2013 from $424.5 million at year-end 2012. In general, there is a seasonal pattern to municipal deposits starting with a low point during July and August. Account balances tend to increase throughout the fall and into the winter months from tax deposits and receive an additional inflow at the end of March from the electronic deposit of state funds.

Table 1-Average Statements of Condition and Net Interest Analysis shows the average balance and average rate paid on the Company’s primary deposit categories for the years ended December 31, 2013, 2012, and 2011. Average interest-bearing deposits were up 21.8% in 2013 over 2012. The average cost of interest-bearing deposits decreased to 0.40% for 2013 from 0.47% in 2012. A maturity schedule of time deposits outstanding at December 31, 2013, is included in “Note 9 Deposits” in Notes to Consolidated Financial Statements in Part II, Item 8. of this Report.

The Company uses both retail and wholesale repurchase agreements. Retail repurchase agreements are arrangements with local customers of the Company, in which the Company agrees to sell securities to the customer with an agreement to repurchase those securities at a specified later date. Retail repurchase agreements totaled $55.3 million at December 31, 2013, and $65.4 million at December 31, 2012. Management generally views local repurchase agreements as an alternative to large time deposits. The Company’s wholesale repurchase agreements amounted to $112.4 million at December 31, 2013, and $148.5 million at December 31, 2012. At December 31, 2013, the wholesale repurchase agreements included $80.0 million with the FHLB and $32.4 million with a large financial institution. Refer to “Note 10 Federal Funds Purchased and Securities Sold Under Agreements to Repurchase” in Notes to Consolidated Financial Statements in Part II, Item 8. of this Report for further details on the Company’s repurchase agreements.

The Company’s other borrowings totaled $331.5 million at year-end 2013, up $219.7 million or 196.4% from $111.8 million at year-end 2012. The increase in borrowings was regulated by investment cashflows in order to fund earning loan growth. The $331.5 million in borrowings at December 31, 2013, included $215.7 million in overnight advances, $101.3 million in term advances and a $14.5 million advance from a bank. Of the $101.3 million of the FHLB term advances at year-end 2013, $81.3 million are due over one year and have a weighted average rate of 4.96%. In 2007, the Company elected to account for a $10.0 million advance with the FHLB at fair value. The fair value of this advance decreased by $555,000 (pre-tax net mark-to-market gain of $555,000) over the 12-months ended December 31, 2013.

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

Non-core funding sources totaled $1.2 billion at December 31, 2013, an increase of $128.1 million or 12.5% from $1.0 billion at December 31, 2012. Non-core funding sources increased year-over-year as the Company used growth in core deposits and FHLB advances as loan demand continued to be strong in 2013. With the growth in FHLB advances, non-core funding sources as a percentage of total liabilities increased from 23.4% at year-end 2012 to 25.4% at year-end 2013.

Non-core funding sources may require securities to be pledged against the underlying liability. Securities carried at $1.0 billion and $986.8 million at December 31, 2013 and 2012, respectively, were either pledged or sold under agreements to repurchase. Pledged securities or securities sold under agreements to repurchase represented 74.7% of total securities at December 31, 2013, compared to 68.8% of total securities at December 31, 2012.

Cash and cash equivalents totaled $82.9 million as of December 31, 2013, down from $118.9 million at December 31, 2012. Short-term investments, consisting of securities due in one year or less, decreased from $53.1 million at December 31, 2012, to $37.0 million on December 31, 2013. The Company also has $11.0 million of securities designated as trading securities.

Cash flow from the loan and investment portfolios provides a significant source of liquidity. These assets may have stated maturities in excess of one year, but have monthly principal reductions. Total mortgage-backed securities, at fair value, were $724.5 million at December 31, 2013 compared with $712.4 million at December 31, 2012. Outstanding principal balances of residential mortgage loans, consumer loans, and leases totaled approximately $993.6 million at December 31, 2013 as compared to $921.9 million at December 31, 2012. Aggregate amortization from monthly payments on these assets provides significant additional cash flow to the Company.

Liquidity is enhanced by ready access to national and regional wholesale funding sources including Federal funds purchased, repurchase agreements, brokered certificates of deposit, and FHLB advances. Through its subsidiary banks, the Company has borrowing relationships with the FHLB and correspondent banks, which provide secured and unsecured borrowing capacity. At December 31, 2013, the unused borrowing capacity on established lines with the FHLB was $1.1 billion.

As members of the FHLB, the Company’s subsidiary banks can use certain unencumbered mortgage-related assets to secure additional borrowings from the FHLB. At December 31, 2013, total unencumbered mortgage loans of the Company were $525.9 million. Additional assets may also qualify as collateral for FHLB advances upon approval of the FHLB.

The Company has not identified any trends or circumstances that are reasonably likely to result in material increases or decreases in liquidity in the near term.

Table 7 - Loan Maturity

Remaining maturity of originated loans	At December 31, 2013
(in thousands)	Total	Within 1 year	1-5 years	After 5 years
Commercial and industrial	$637,227	$188,102	$205,201	$243,924
Commercial real estate	1,002,388	39,752	74,969	887,667
Residential real estate	830,775	556	13,220	816,999
Total	$2,470,390	$228,410	$293,390	$1,948,590

Remaining maturity of acquired loans	At December 31, 2013
(in thousands)	Total	Within 1 year	1-5 years	After 5 years
Commercial and industrial	$128,503	$44,230	$54,323	$29,950
Commercial real estate	408,926	152,510	129,744	126,672
Residential real estate	102,519	22,153	21,311	59,055
Covered Loans	25,868	17,550	1,986	6,332
Total	$665,816	$236,443	$207,364	$222,009

Of the loan amounts shown above in Table 7 - Loan Maturity, maturing over 1 year, $1.1 billion have fixed rates and $1.5 billion have adjustable rates.

OFF-BALANCE SHEET ARRANGEMENTS

In the normal course of business the Company is party to certain financial instruments, which in accordance with accounting principles generally accepted in the United States, are not included in its Consolidated Statements of Condition. These transactions include commitments under standby letters of credit, unused portions of lines of credit, and commitments to fund new loans and are undertaken to accommodate the financing needs of the Company’s customers. Loan commitments are agreements by the Company to lend monies at a future date. These loan and letter of credit commitments are subject to the same credit policies and reviews as the Company’s loans. Because most of these loan commitments expire within one year from the date of issue, the total amount of these loan commitments as of December 31, 2013, are not necessarily indicative of future cash requirements. Further information on these commitments and contingent liabilities is provided in “Note 18 Commitments and Contingent Liabilities” in Notes to Consolidated Financial Statements in Part II, Item 8. of this Report.

CONTRACTUAL OBLIGATIONS

The Company leases land, buildings, and equipment under operating lease arrangements extending to the year 2090. Most leases include options to renew for periods ranging from 5 to 20 years. In addition, the Company has a software contract for its core banking application through July 31, 2017, along with contracts for more specialized software programs through 2018. Further information on the Company’s lease arrangements is provided in “Note 8 Premises and Equipment” in Notes to Consolidated Financial Statements in Part II, Item 8. of this Report. The Company’s contractual obligations as of December 31, 2013, are shown in Table 8-Contractual Obligations and Commitments below.

Table 8 - Contractual Obligations and Commitments

Contractual cash obligations	Payments Due By Period
(in thousands)	Within
As of December 31, 2013	Total	1 year	1-3 years	3-5 years	Over 5 Years
Long-term debt	$209,389	$52,196	$96,051	$61,142	$0
Operating leases	43,704	4,737	8,909	7,475	22,583
Software contracts	4,285	1,695	2,066	524	0
Total contractual cash obligations	$257,378	$58,628	$107,026	$69,141	$22,583

RECENTLY ISSUED ACCOUNTING STANDARDS

Refer to “Note 1 Summary of Significant Accounting Policies” in Notes to Consolidated Financial Statements in Part II, Item 8. of this Form 10-K for details of recently issued accounting pronouncements and their expected impact on the Company’s financial statements.

Fourth Quarter Summary

Fourth quarter 2013 net income was $14.3 million, up 28.0% over fourth quarter 2012 net income of $11.2 million. Diluted earnings per share of $0.96 for the fourth quarter of 2013, was up 24.7% from $0.77 for the comparable period in 2012. Both current and prior period results were impacted by certain non-recurring items including, but not limited to, merger related expenses associated with the acquisition of VIST Financial Corporation completed on August 1, 2012. After adjusting for non-recurring income and expenses, quarter-to-date diluted earnings per share would have been $0.91 for the fourth quarter of 2013, up from $0.81 for the same period last year. The 2012 adjusted diluted earnings per share included $5.7 million in provision expense, which was related to the charge-off of two large commercial credits in the originated portfolio.

The net interest margin for the fourth quarter of 2013 was 3.78%, compared to 3.83% for the fourth quarter of 2012, and 3.63% for the third quarter in 2013. Improvement in the current period, compared to the third quarter of 2013 reflects the benefit of loan prepayment income, interest related to the payoff of a nonaccrual loan, and growth in average loans and noninterest-bearing deposits.

Net interest income of $42.6 million for the fourth quarter of 2013 represents an increase of 1.9% over the same quarter last year, and 5.3%, from the third quarter of 2013. The increase in net interest income over prior periods was a result of growth in average interest-earning assets, growth in noninterest bearing deposits and lower funding costs. Average interest-earning assets for the fourth quarter of 2013 were up $37.5 million or 0.8% over average assets for the third quarter of 2013 and up $139.4 million or 3.2% over average interest-earning assets for the fourth quarter of 2012. Average noninterest bearing deposits balances for the fourth quarter of 2013 were up $38.5 million or 4.7% over average noninterest bearing deposit balances for the third quarter of 2013 and up $66.5 million or 8.5% over average noninterest bearing deposit balances for the fourth quarter of 2012. The average cost of interest bearing liabilities in the fourth quarter of 2013 was 0.63% compared to 0.66% in the third quarter of 2013 and 0.77% in the fourth quarter of 2012.

Provision for loan and lease losses was $585,000 for the fourth quarter of 2013, down from $5.7 million in the fourth quarter of 2012. Net recoveries totaled $977,000 for the fourth quarter of 2013 as compared to net charge-offs of $7.6 million in the fourth quarter of 2012. The fourth quarter 2012 loan charge-offs included the charge-off of one large commercial relationship totaling $4.2 million.

Noninterest income was $17.4 million for the fourth quarter of 2013, up 11.7% over the same period in 2012, and down 5.9% from the third quarter of 2013.

Trends in key fee income business areas in the fourth quarter of 2013 compare favorably to the same quarter last year. Insurance revenue was up 1.5%, investment services income was up 2.4%, deposit fees were up 11.2%, and card services revenue was up 22.4%. The decline in noninterest income from the most recent prior quarter is primarily due to net losses on sale of loans of $345,000 in the fourth quarter of 2013, compared to net gains on loans sales of $115,000 in the third quarter of 2013. The current period noninterest income benefited from a $1.3 million gain associated with certain deposit accounts that converted to alternative products during the quarter.

Noninterest expense was $40.3 million in the fourth quarter of 2013, up 5.4% from the same period in 2012, and up 7.2% compared to the third quarter of 2013. The increase over prior periods is mainly due to higher salary and benefit expenses.

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

The Company’s Board of Directors has set a policy that interest rate risk exposure will remain within a range whereby net interest income will not decline by more than 10% in one year as a result of a 100 basis point parallel change in rates. Based upon the simulation analysis performed as of November 30, 2013, a 200 basis point parallel upward change in interest rates over a one-year time frame would result in a one-year decrease in net interest income from the base case of approximately 1.10%, while a 100 basis point parallel decline in interest rates over a one-year period would result in a decrease in one-year net interest income from the base case of 0.80%. The simulation assumes no balance sheet growth and no management action to address balance sheet mismatches.

The decrease in net interest income in the rising rate scenario is a result of the balance sheet showing a more liability sensitive position. Rate sensitive assets which reprice or are replaced into higher rates outpace rising non-maturity deposit costs, resulting in an expansion of balance sheet spread and a decreasing trend in net interest income. The slight exposure in the 100 basis point decline scenario results from the Company’s assets repricing downward to a greater degree than the rates on the Company’s interest-bearing liabilities, mainly deposits. Rates on savings and money market accounts are at low levels given the historically low interest rate environment experienced in recent years. In addition, the model assumes that prepayments accelerate in the down interest rate environment resulting in additional pressure on asset yields as proceeds are reinvested at lower rates.

In our most recent simulation, the base case scenario, which assumes interest rates remain unchanged from the date of the simulation, showed a relatively flat net interest margin during 2013.

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

In addition to the simulation analysis, management uses an interest rate gap measure. Table 9-Interest Rate Risk Analysis below is a Condensed Static Gap Report, which illustrates the anticipated repricing intervals of assets and liabilities as of December 31, 2013. The Company’s one-year interest rate gap was a negative $288.7 million or 5.77% of total assets at December 31, 2013, compared with a negative $72.4 million or 1.50% of total assets at December 31, 2012. A negative gap position exists when the amount of interest-bearing liabilities maturing or repricing exceeds the amount of interest-earning assets maturing or repricing within a particular time period. This analysis suggests that the Company’s net interest income is more vulnerable to an increasing rate environment than it is to a prolonged declining interest rate environment. An interest rate gap measure could be significantly affected by external factors such as a rise or decline in interest rates, loan or securities prepayments, and deposit withdrawals.

Table 9 - Interest Rate Risk Analysis

Condensed Static Gap - December 31, 2013	Repricing Interval

(in thousands)	Total	0-3 months	3-6 months	6-12 months	12 months
Interest-earning assets*	$4,607,762	$973,706	$241,477	$390,351	$1,605,534
Interest-bearing liabilities	3,592,741	1,505,159	159,420	229,628	1,894,207
Net gap position		(531,453)	82,057	160,723	(288,673)
Net gap position as a percentage of total assets		(10.62)%	1.64%	3.21%	(5.77)%
*Balances of available-for-sale securities are shown at amortized cost

[This Page Intentionally Left Blank]

Item 8. Financial Statements and Supplementary Data

Financial Statements and Supplementary Data consist of the consolidated financial statements as indexed and presented below and the Unaudited Quarterly Financial Data presented in Part II, Item 8. of this Report

59

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

The Audit/Examining Committee of the board of directors, composed solely of outside directors, meets periodically and privately with management, internal auditors, and independent registered public accounting firm, KPMG LLP, to review matters relating to the quality of financial reporting, internal accounting control, and the nature, extent, and results of audit efforts. The independent registered public accounting firm and internal auditors have unlimited access to the Audit/Examining Committee to discuss all such matters. The consolidated financial statements have been audited by KPMG, LLP for the purpose of expressing an opinion on the consolidated financial statements. In addition, KPMG, LLP has audited internal control over financial reporting, as of December 31, 2013.

/s/ Stephen S. Romaine	/s/ Francis M. Fetsko	Date: March 14, 2014
Stephen S. Romaine	Francis M. Fetsko
Chief Executive Officer	Chief Financial Officer
Chief Operating Officer

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Tompkins Financial Corporation:

We have audited the accompanying consolidated statements of condition of Tompkins Financial Corporation and subsidiaries (the Company) as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, cash flows, and changes in shareholders’ equity for each of the years in the three-year period ended December 31, 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Tompkins Financial Corporation and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Tompkins Financial Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 14, 2014 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/KPMG

Syracuse, New York

March 14, 2014

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Tompkins Financial Corporation:

We have audited Tompkins Financial Corporation and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of condition of Tompkins Financial Corporation and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, cash flows, and changes in shareholders’ equity for each of the years in the three-year period ended December 31, 2013, and our report dated March 14, 2014 expressed an unqualified opinion on those consolidated financial statements.

/s/KPMG

Syracuse, New York

March 14, 2014

TOMPKINS FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CONDITION

(in thousands, except share and per share data)	As of	As of
ASSETS	12/31/2013	12/31/2012

Cash and noninterest bearing balances due from banks	$82,163	$117,448
Interest bearing balances due from banks	721	1,482
Cash and Cash Equivalents	$82,884	$118,930

Trading securities, at fair value	10,991	16,450
Available-for-sale securities, at fair value (amortized cost of $1,368,736 at December 31, 2013 and $1,349,416 at December 31, 2012)	1,354,811	1,393,340
Held-to-maturity securities, fair value of $19,625 at December 31, 2013, and $25,163 at December 31, 2012	18,980	24,062
Originated loans and leases, net of unearned income and deferred costs and fees	2,527,244	2,133,106
Acquired loans and leases, covered	25,868	37,600
Acquired loans and leases, non-covered	641,172	783,904
Less: Allowance for loan and lease losses	27,970	24,643
Net Loans and Leases	$3,166,314	$2,929,967

FDIC Indemnification Asset	4,790	4,385
Federal Home Loan Bank stock and Federal Reserve Bank stock	25,041	19,388
Bank premises and equipment, net	55,932	54,581
Corporate owned life insurance	69,335	65,102
Goodwill	92,140	92,305
Other intangible assets, net	16,298	18,643
Accrued interest and other assets	105,523	100,044
Total Assets	$5,003,039	$4,837,197

LIABILITIES
Deposits:
Interest bearing:
Checking, savings and money market	2,190,616	2,144,367
Time	865,702	973,883
Noninterest bearing	890,898	831,919
Total Deposits	$3,947,216	$3,950,169

Federal funds purchased and securities sold under agreements to repurchase	167,724	213,973
Other borrowings, including certain amounts at fair value of $11,292 at December 31, 2013 and $11,847 at December 31, 2012	331,531	111,848
Trust preferred debentures	37,169	43,668
Other liabilities	61,460	76,179
Total Liabilities	$4,545,100	$4,395,837

EQUITY
Tompkins Financial Corporation shareholders’ equity:
Common Stock - par value $.10 per share: Authorized 25,000,000 shares; Issued: 14,785,007 at December 31, 2013; and 14,426,711 at December 31, 2012	1,479	1,443
Additional paid-in capital	346,096	334,649
Retained earnings	137,102	108,709
Accumulated other comprehensive loss	(25,119)	(2,106)
Treasury stock, at cost – 105,449 shares at December 31, 2013, and 100,054 shares at December 31, 2012	(3,071)	(2,787)

Total Tompkins Financial Corporation Shareholders’ Equity	456,487	439,908

Noncontrolling interests	1,452	1,452
Total Equity	$457,939	$441,360
Total Liabilities and Equity	$5,003,039	$4,837,197

See notes to consolidated financial statements

Consolidated Statements of Income

	Year ended December 31,
(in thousands, except per share data)	2013	2012	2011
INTEREST AND DIVIDEND INCOME
Loans	$151,711	$124,662	$103,998
Due from banks	10	32	12
Federal funds sold	0	2	7
Trading securities	589	744	873
Available-for-sale securities	31,360	31,232	30,103
Held-to-maturity securities	685	860	1,185
Federal Home Loan Bank stock and Federal Reserve Bank stock	749	824	910
Total Interest and Dividend Income	185,104	158,356	137,088
INTEREST EXPENSE
Time certificates of deposits of $100,000 or more	4,832	3,322	3,292
Other deposits	7,933	8,910	9,795
Federal funds purchased and securities sold under agreements to repurchase	3,749	4,451	4,872
Trust preferred debentures	2,599	2,094	1,580
Other borrowings	4,862	5,436	6,143
Total Interest Expense	23,975	24,213	25,682
Net Interest Income	161,129	134,143	111,406
Less: Provision for loan and lease losses	6,161	8,837	8,945
Net Interest Income After Provision for Loan and Lease Losses	154,968	125,306	102,461
NONINTEREST INCOME
Insurance commissions and fees	27,916	19,421	13,542
Investment services income	15,109	14,340	14,287
Service charges on deposit accounts	8,495	7,441	8,491
Card services income	7,216	6,030	5,060
Mark-to-market (loss) gain on trading securities	(538)	(332)	62
Mark-to-market gain (loss) on liabilities held at fair value	555	246	(464)
Net other-than-temporary impairment losses1	0	(196)	(65)
Other income	10,546	7,534	6,705
Net gain on securities transactions	599	324	396
Total Noninterest Income	69,898	54,808	48,014
NONINTEREST EXPENSES
Salaries and wages	67,200	51,700	44,140
Pension and other employee benefits	22,164	18,075	14,275
Net occupancy expense of premises	11,757	8,969	7,117
Furniture and fixture expense	5,701	4,996	4,463
FDIC insurance	3,214	2,685	2,527
Amortization of intangible assets	2,197	1,264	589
Merger and integration related expenses	228	15,584	174
Other operating expenses	40,641	34,335	25,267
Total Noninterest Expenses	153,102	137,608	98,552
Income Before Income Tax Expense	71,764	42,506	51,923
Income Tax Expense	20,777	11,090	16,373
Net Income Attributable to Noncontrolling Interests and Tompkins Financial Corporation	50,987	31,416	35,550
Less: Net income attributable to noncontrolling interests	131	131	131
Net Income Attributable to Tompkins Financial Corporation	$50,856	$31,285	$35,419
Basic Earnings Per Share	$3.48	$2.44	$3.21
Diluted Earnings Per Share	$3.46	$2.43	$3.20

1 In 2013, there were no other-than-temporary impairment (“OTTI”) charges recognized in noninterest income. In 2012, OTTI on securities available-for-sale totaling $196,000 was recognized in noninterest income. There were no additional non-credit OTTI losses on these securities in 2012. In 2011, OTTI on securities available-for-sale totaling $178,000 was recognized which included $113,000 in non-credit impairment losses recognized in accumulated other comprehensive income and $65,000 of OTTI losses recognized in noninterest income.

 See notes to consolidated financial statements

Consolidated Statements of Comprehensive Income

	Year ended December 31,
(in thousands)	2013	2012	2011
Net income attributable to noncontrolling interests and Tompkins Financial Corporation	$50,987	$31,416	$35,550
Other comprehensive income (loss), net of tax:

Available-for-sale securities:
Change in net unrealized gain/loss during the period	(34,354)	3,214	9,937
Reclassification adjustment for net realized gain on sale included in available-for-sale securities	(359)	(194)	(238)
Reclassification adjustment for credit impairment on available-for-sale securities	0	118	39

Employee benefit plans:
Net retirement plan gain (loss)	10,088	(3,037)	(12,595)
Net retirement plan prior service (credit)	0	0	(476)
Amortization of net retirement plan actuarial gain	1,547	1,395	880
Amortization of net retirement plan prior service cost (credit)	35	35	(4)
Amortization of net retirement plan transition liability	30	40	40

Other comprehensive (loss) gain	(23,013)	1,571	(2,417)

Subtotal comprehensive income attributable to noncontrolling interests and Tompkins Financial Corporation	27,974	32,987	33,133
Less: Other comprehensive income attributable to noncontrolling interests	(131)	(131)	(131)
Total comprehensive income attributable to Tompkins Financial Corporation	$27,843	$32,856	$33,002

See notes to consolidated financial statements

Consolidated Statements of Cash Flows

	Year ended December 31,
(in thousands)	2013	2012	2011
OPERATING ACTIVITIES
Net income attributable to Tompkins Financial Corporation	$50,856	$31,285	$35,419
Adjustments to reconcile net income, attributable to Tompkins Financial Corporation, to net cash provided by operating activities:
Provision for loan and lease losses	6,161	8,837	8,945
Depreciation and amortization of premises, equipment, and software	5,706	5,326	4,758
Accretion related to purchase accounting	(12,152)	(6,157)	0
Amortization of intangible assets	2,197	1,264	589
Earnings from corporate owned life insurance, net	(2,021)	(1,715)	(1,504)
Net amortization on securities	13,317	12,313	9,376
Other-than-temporary impairment loss	0	196	65
Mark-to-market loss (gain) on trading securities	538	332	(62)
Mark-to-market loss (gain) loss on liabilities held at fair value	(555)	(246)	464
Deferred income tax expense (benefit)	8,018	6,930	(2,100)
Net gain on sale of securities transactions	(599)	(324)	(396)
Net loss (gain) on sale of loans	133	(885)	(496)
Proceeds from sale of loans	13,483	38,438	27,074
Loans originated for sale	(13,384)	(37,462)	(25,498)
Gain on redemption of trust preferred	(1,410)	0	0
Gain on IRA conversion	(1,285)	0	0
Net loss (gain) on sale of bank premises and equipment	191	55	(8)
Stock-based compensation expense	1,382	1,310	1,261
Decrease in interest receivable	929	(122)	(907)
Decrease (increase) in interest payable	(945)	(783)	(449)
Proceeds from maturities, calls and principal paydowns of trading securities	4,893	2,775	3,244
Contribution to pension plan	(8,000)	(7,000)	(2,750)
Decrease in FDIC prepaid insurance	5,386	2,468	2,190
Other, net	10,867	4,941	12,776
Net Cash Provided by Operating Activities	83,706	61,776	71,991
INVESTING ACTIVITIES
Proceeds from maturities, calls and principal paydowns of available-for-sale securities	250,911	306,795	385,599
Proceeds from sales of available-for-sale securities	115,796	217,971	59,666
Proceeds from maturities, calls and principal paydowns of held-to-maturity securities	13,315	14,649	38,314
Purchases of available-for-sale securities	(398,811)	(405,078)	(541,976)
Purchases of held-to-maturity securities	(8,236)	(12,043)	(10,002)
Net increase in loans and leases	(240,160)	(95,303)	(81,755)
Proceeds from sale of commercial loans	5,160	0	0
Net (increase) decrease in Federal Home Loan Bank and Federal Reserve Bank Stock	(5,558)	4,338	2,915
Proceeds from sale of bank premises and equipment	130	59	48
Purchases of bank premises and equipment	(6,545)	(7,070)	(3,310)
Purchased of corporate owned life insurance	(2,212)	0	(1,500)
Net cash provided by (used in) acquisitions	0	4,289	(243)
Other, net	(2,172)	(1,348)	(372)
Net Cash Provided by (Used In) Investing Activities	(278,382)	27,259	(152,616)
FINANCING ACTIVITIES
Net increase in demand, money market, and savings deposits	105,228	211,731	219,199
Net decrease in time deposits	(103,882)	(107,361)	(54,508)
Net decrease in securities sold under agreements to repurchase and Federal funds purchased	(45,117)	(74,807)	(14,519)
Increase in other borrowings	309,974	20,000	98,980
Redemption of trust preferred debentures	(5,191)	0	0
Repayment of other borrowings	(89,736)	(93,981)	(157,562)
Net shares issued related to restricted stock awards	40	(20)	(13)
Cash dividends	(22,463)	(19,021)	(15,420)
Shares issued for dividend reinvestment plan	4,046	1,936	2,435
Shares issued for employee stock ownership plan	717	1,037	1,053
Common stock issued in capital raise	0	37,978	0
Net proceeds from exercise of stock options	4,683	2,494	866
Tax benefit from stock option exercises	331	342	16
Net Cash Provided by (Used In) Financing Activities	158,630	(19,672)	80,527
Net (Decrease) Increase in Cash and Cash Equivalents	(36,046)	69,363	(98)
Cash and cash equivalents at beginning of year	118,930	49,567	49,665
Total Cash & Cash Equivalents at End of Year	82,884	118,930	49,567

See notes to consolidated financial statements.

SUPPLEMENTAL CASH FLOW INFORMATION

	Year ended December 31,
(in thousands)	2013	2012	2011

Cash paid during the year for - Interest	$27,935	$24,996	$26,131
Cash paid, net of refunds, during the year for - Income taxes	14,844	15,809	11,003
Non-cash investing and financing activities:
Fair value for non-cash assets other than goodwill acquired in purchase acquisitions	0	1,361,790	64
Fair value of liabilities assumed in purchase acquisitions	0	1,331,196	31
Goodwill related to acquisitions	0	48,407	2,309
Fair value of shares issued for acquisitions	0	82,198	2,535
Transfer of loans to other real estate owned	5,971	1,485	872

See notes to consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(in thousands except share and per share data)	Common Stock	Additional Paid-in Capital	Retained Earning	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Non- controlling Interests	Total
Balances at December 31, 2010	$1,093	$198,114	$76,446	$(1,260)	$(2,437)	$1,452	$273,408
Net income attributable to noncontrolling interests and Tompkins Financial Corporation			35,419			131	35,550
Other comprehensive loss				(2,417)			(2,417)
Total Comprehensive Income							33,133
Cash dividends ($1.40 per share)			(15,420)				(15,420)
Net exercise of stock options and related tax benefit (26,757 shares, net)	2	880					882
Stock-based compensation expense[1]		1,261					1,261
Shares issued for dividend reinvestment plan (61,262 shares)	6	2,429					2,435
Shares issued for employee stock ownership plan (25,139 shares)	3	1,050					1,053
Directors deferred compensation plan (3,080 shares)		151			(151)		0
Restricted stock activity (36,735 shares, net)	4	(17)					(13)
Stock issued for purchase acquisition (75,188 shares)	8	2,527					2,535
Dividend to noncontrolling interests						(131)	(131)
Balances at December 31, 2011	$1,116	$206,395	$96,445	$(3,677)	$(2,588)	$1,452	$299,143
Net income attributable to noncontrolling interests and Tompkins Financial Corporation			31,285			131	31,416
Other comprehensive income				1,571			1,571
Total Comprehensive Income							32,987
Cash dividends ($1.46 per share)			(19,021)				(19,021)
Net exercise of stock options and related tax benefit (96,873 shares, net)	10	2,826					2,836
Stock-based compensation expense		1,310					1,310
Shares issued for dividend reinvestment plan (48,763 shares)	5	1,931					1,936
Shares issued for employee stock ownership plan (25,655 shares)	2	1,035					1,037
Directors deferred compensation plan (4,949 shares)		199			(199)		0
Restricted stock activity (3,985 shares)		(20)					(20)
Stock issued in capital raise (1,006,250 shares)	101	37,877					37,978
Stock issued for purchase acquisition (2,093,689 shares)	209	83,096					83,305
Dividend to noncontrolling interests						(131)	(131)
Balances at December 31, 2012	$1,443	$334,649	$108,709	$(2,106)	$(2,787)	$1,452	$441,360

See notes to consolidated financial statements

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (continued)

(in thousands except share and per share data)	Common Stock	Additional Paid-in Capital	Retained Earning	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Non- controlling Interests	Total
Balances at December 31, 2012	$1,443	$334,649	$108,709	$(2,106)	$(2,787)	$1,452	$441,360
Net income attributable to noncontrolling
interests and Tompkins Financial Corporation			50,856			131	50,987
Other comprehensive income				(23,013)			(23,013)
Total Comprehensive Income							27,974
Cash dividends ($1.54 per share)			(22,463)				(22,463)
Net exercise of stock options and related tax benefit (144,732 shares, net)	14	5,000					5,014
Stock-based compensation expense		1,382					1,382
Shares issued for dividend reinvestment plan (92,068 shares)	9	4,037					4,046
Shares issued for employee stock ownership plan (17,290 shares)	2	715					717
Directors deferred compensation plan (5,395 shares)		284			(284)		0
Restricted stock activity (104,206 shares)	11	29					40
Dividend to noncontrolling interests						(131)	(131)
Balances at December 31, 2013	$1,479	$346,096	$137,102	$(25,119)	$(3,071)	$1,452	$457,939

See notes to consolidated financial statements

Note 1 Summary of Significant Accounting Policies

Basis of Presentation: Tompkins Financial Corporation (“Tompkins” or “the Company”) is a registered Financial Holding Company with the Federal Reserve Board pursuant to the Bank Holding Company Act of 1956, as amended, organized under the laws of New York State, and is the parent company of Tompkins Trust Company (the “Trust Company”), The Bank of Castile, Mahopac Bank (formerly known as The Mahopac National Bank), VIST Bank, Tompkins Insurance Agencies, Inc. (“Tompkins Insurance”) and TFA Management, Inc. (“TFA Management”, formerly known as AM&M Financial Services, Inc. (“AM&M”)). Unless the context otherwise requires, the term “Company” refers to Tompkins Financial Corporation and its subsidiaries.

The consolidated financial information included herein combines the results of operations, the assets, liabilities, and shareholders’ equity (including comprehensive income or loss) of the Company and all entities in which the Company has a controlling financial interest. All significant intercompany balances and transactions are eliminated in consolidation.

The Company determines whether it has a controlling financial interest in an entity by first evaluating whether the entity is a voting interest entity or a variable interest entity under U.S. accounting principles generally accepted. Voting interest entities are entities in which the total equity investment at risk is sufficient to enable the entity to finance itself independently and provides the equity holders with the obligation to absorb losses, the right to receive residual returns and the right to make decisions about the entity’s activities. The Company consolidates voting interest entities in which it has all, or at least a majority of, the voting interest. As defined in applicable accounting standards, variable interest entities (VIEs) are entities that lack one or more of the characteristics of a voting interest entity. A controlling financial interest in a VIE is present when the Company has both the power and ability to direct the activities of the VIE that most significantly impact the VIE’s economic performance and an obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE. The Company’s wholly owned subsidiaries, Tompkins Capital Trust I, Sleepy Hollow Capital Trust I, Leesport Capital Trust II, and Madison Statutory Trust I are VIE’s for which the Company is not the primary beneficiary. Accordingly, the accounts of these entities are not included in the Company’s consolidated financial statements.

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

Cash and cash Equivalents: Cash and cash equivalents in the Consolidated Statements of Cash Flows include cash and noninterest bearing balances due from banks, interest-bearing balances due from banks, Federal funds sold, and money market funds. Management regularly evaluates the credit risk associated with the counterparties to these transactions and believes that the Company is not exposed to any significant credit risk on cash and cash equivalents. Each bank subsidiary is required to maintain reserve balances by the Federal Reserve Bank of New York. At December 31, 2013, and December 31, 2012 the reserve requirements for the Company’s banking subsidiaries totaled $11.8 million and $17.2 million, respectively.

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

Acquired loans that met the criteria for nonaccrual of interest prior to the acquisition may be considered performing upon acquisition, regardless of whether the customer is contractually delinquent, if we can reasonably estimate the timing and amount of the expected cash flows on such loans and if the Company expects to fully collect the new carrying value of the loans. As such, we may no longer consider the loan to be nonaccrual or nonperforming and may accrue interest on these loans, including the impact of any accretable discount. The Company determined at acquisition that it could reasonably estimate future cash flows on acquired loans that were past due 90 days or more and on which the Company expects to fully collect the carrying value of the loans net of the allowance for acquired loan losses. As such, the Company does not consider these loans to be nonaccrual or nonperforming.

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

Goodwill: Goodwill represents the excess of purchase price over the fair value of assets acquired in a transaction using purchase accounting. Goodwill has an indefinite useful life and is not amortized, but is tested for impairment. Goodwill impairment tests are performed on an annual basis or when events or circumstances dictate. The Company tests goodwill annually as of December 31. The Company has the option to perform a qualitative assessment of goodwill, which considers company-specific and economic characteristics that might impact its carrying value. If based on this qualitative assessment, it is more likely than not that the fair value of the reporting unit is less than its carrying amount, then a quantitative test (Step 1) is performed, which compares the the fair value of the reporting unit to the carrying amount of the reporting unit in order to identify potential impairment. If the estimated fair value of a reporting unit exceeds its carrying amount, the goodwill of the reporting unit is not considered impaired. However, if the carrying amount of the reporting unit were to exceed its estimated fair value, a second step (Step 2) would be performed that would compare the implied fair value of the reporting unit’s goodwill with the carrying amount of the goodwill for the reporting unit. The implied fair value of goodwill is determined in the same manner as goodwill that is recognized in a business combination. Significant judgment and estimates are involved in estimating the fair value of the assets and liabilities of the reporting units.

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

ASU 2013-02, “Comprehensive Income (Topic 220) – Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” ASU 2013-02 amends recent guidance related to the reporting of comprehensive income to enhance the reporting of reclassifications out of accumulated other comprehensive income. ASU 2013-02 became effective for the Company on January 1, 2013 and did not have a significant impact on the Company’s financial statements other than providing the additional required disclosure in Note 17 – “Other Comprehensive Income (Loss)”.

ASU 2013-10, “Derivatives and Hedging (Topic 815) – Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes.” ASU 2013-10 permits the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) to be used as a U.S. benchmark interest rate for hedge accounting purposes under Topic 815, in addition to interest rates on direct Treasury obligations of the U.S. government and the London Interbank Offered Rate (“LIBOR”). ASU 2013-10 became effective for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013 and did not have a significant impact on the Company’s financial statements.

ASU 2013-12, “Definition of a Public Business Entity - An Addition to the Master Glossary.” ASU 2013-12 amends the Master Glossary of the FASB Accounting Standards Codification to include one definition of public business entity for future use in U.S. GAAP and identifies the types of business entities that are excluded from the scope of the Private Company Decision-Making Framework: A Guide for Evaluating Financial Accounting and Reporting for Private Companies. ASU 2013-12 did not have a significant impact on the Company’s financial statements.

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

Consideration Paid	August 1, 2012
(in thousands)
Tompkins common stock issued	$82,198
Cash payment for fractional shares	13
Cash payments for VIST Financial employee stock options	1,236
Fair value of VIST Financial employee stock options, converted to Tompkins’ common stock options	1,107
Cash payment for VIST Financial TARP, warrants and accrued and unpaid dividends	26,454
$111,008

Recognized amounts of identifiable assets acquired and liabilities assumed at estimated fair value
Cash and cash equivalents	$32,985
Available-for-sale securities	376,298
FHLB stock	4,751
Loans and leases	889,336
Premises and equipment	7,343
Identifiable intangible assets	16,017
Accrued interest receivable and other assets	68,045
Deposits	(1,185,235)
Borrowings	(138,263)
Other liabilities	(7,698)

Total identifiable assets	$63,579

Goodwill	$47,429

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

The following is a summary of the loans acquired in the VIST Financial acquisition as of the closing date.

(in thousands)	Acquired Credit Impaired Loans	Acquired Non-Credit Impaired Loans	Total Acquired Loans

Contractually required principal and interest at acquisition	$159,325	$1,058,708	$1,218,033
Contractual cash flows not expected to be collected (non-accretable difference)	57,545	0	57,545
Expected cash flows at acquisition	101,780	1,058,708	1,160,488
Interest component of expected cash flows (accretable difference)	10,008	261,144	271,152
Fair value of acquired loans	$91,772	$797,564	$889,336

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

Direct costs related to the acquisition were expensed as incurred. During the twelve months ended December 31, 2013 and 2012, the Company incurred $228,000 and $15.6 million, respectively of merger and acquisition integration-related expenses, which have been separately stated in the Company’s Consolidated Statements of Income.

Note 3 Securities

Available-for-Sale Securities

The following tables summarize available-for-sale securities held by the Company at December 31, 2013 and 2012:

	Available-for-Sale Securities
December 31, 2013	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(in thousands)
Obligations of U.S. Government sponsored entities	$558,130	$7,720	$9,505	$556,345
Obligations of U.S. states and political subdivisions	68,216	1,193	1,447	67,962
Mortgage-backed securities – residential, issued by
U.S. Government agencies	147,766	2,554	3,642	146,678
U.S. Government sponsored entities	587,843	8,122	18,493	577,472
Non-U.S. Government agencies or sponsored entities	306	5	0	311
U.S. corporate debt securities	5,000	8	375	4,633
Total debt securities	1,367,261	19,602	33,462	1,353,401
Equity securities	1,475	0	65	1,410
Total available-for-sale securities	$1,368,736	$19,602	$33,527	$1,354,811

	Available-for-Sale Securities
December 31, 2012	Amortized Cost[1]	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(in thousands)
U.S. Treasury securities	$1,001	$3	$0	$1,004
Obligations of U.S. Government sponsored entities	570,871	22,909	2	593,778
Obligations of U.S. states and political subdivisions	76,803	2,326	73	79,056
Mortgage-backed securities – residential, issued by
U.S. Government agencies	162,853	5,362	548	167,667
U.S. Government sponsored entities	526,364	15,759	1,768	540,355
Non-U.S. Government agencies or sponsored entities	4,457	40	143	4,354
U.S. corporate debt securities	5,009	87	13	5,083
Total debt securities	1,347,358	46,486	2,547	1,391,297
Equity securities	2,058	0	15	2,043
Total available-for-sale securities	$1,349,416	$46,486	$2,562	$1,393,340

1 Net of other-than-temporary impairment losses recognized in earnings

Held-to-Maturity Securities

The following tables summarize held-to-maturity securities held by the Company at December 31, 2013 and 2012:

	Held-to-Maturity Securities
December 31, 2013	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(in thousands)
Obligations of U.S. states and political subdivisions	$18,980	$645	$0	$19,625
Total held-to-maturity debt securities	$18,980	$645	$0	$19,625

Held-to-Maturity Securities

	Held-to-Maturity Securities
December 31, 2012	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(in thousands)
Obligations of U.S. states and political subdivisions	$24,062	$1,101	$0	$25,163
Total held-to-maturity debt securities	$24,062	$1,101	$0	$25,163

The following table sets forth information with regard to sales transactions of securities available-for-sale:

	Year ended December 31,
(in thousands)	2013	2012	2011
Proceeds from sales	$115,796	$217,971	$59,666
Gross realized gains	762	1,268	510
Gross realized losses	(163)	(944)	(114)

Net gains on sales of available-for-sale securities	$599	$324	$396

There were no sales of held-to-maturity securities in 2013, 2012 and 2011.

The following table summarizes available-for-sale securities that had unrealized losses at December 31, 2013:

December 31, 2013
Available-for-Sale Securities	Less than 12 Months		12 Months or Longer		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of U.S. Government sponsored entities	$337,967	$9,467	$1,761	$38	$339,728	$9,505
Obligations of U.S. states and political subdivisions	21,821	821	6,173	626	27,994	1,447

Mortgage-backed securities – residential, issued by
U.S. Government agencies	70,052	2,701	14,874	941	84,926	3,642
U.S. Government sponsored entities	293,945	14,061	76,070	4,432	370,015	18,493

U.S. corporate debt securities	0	0	2,125	375	2,125	375
Equity Securities	0	0	935	65	935	65
Total available-for-sale securities	$723,785	$27,050	$101,938	$6,477	$825,723	$33,527

There were no unrealized losses on held-to-maturity securities at December 31, 2013.

The following table summarizes available-for-sale securities that had unrealized losses at December 31, 2012:

December 31, 2012
Available-for-Sale Securities	Less than 12 Months		12 Months or Longer		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Obligations of U.S. Government sponsored entities	$1,147	$2	$0	$0	$1,147	$2
Obligations of U.S. states and political subdivisions	10,307	73	0	0	10,307	73

Mortgage-backed securities – residential, issued by
U.S. Government agencies	40,022	548	0	0	40,022	548
U.S. Government sponsored entities	128,365	1,768	0	0	128,365	1,768
Non-U.S. Government agencies or sponsored entities	833	143	0	0	833	143
U.S. corporate debt securities	2,487	13	0	0	2,487	13
Equity securities	985	15	0	0	985	15
Total available-for-sale securities	$184,146	$2,562	$0	$0	$184,146	$2,562

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

The Company does not intend to sell the investment securities that are in an unrealized loss position until recovery of unrealized losses (which may be until maturity), and it is not more-likely-than not that the Company will be required to sell the investment securities, before recovery of their amortized cost basis, which may be at maturity. Accordingly, as of December 31, 2013, and December 31, 2012, management believes the unrealized losses detailed in the tables above are not other-than-temporary.

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

During 2013, the Company sold three non-U.S. Government agencies or sponsored entities mortgage backed securities for a gain of approximately $94,000. Prior to 2013, these non-U.S. Government agencies or sponsored entities mortgage backed securities were determined to be other-than-temporarily impaired and the Company did recognize net credit impairment charges to earnings of $441,000 over the life of these securities. Also during 2013, one non-U.S. Government agencies or sponsored entities mortgage backed security was repaid in full. The Company did not recognize any net credit impairment charge to earnings for this security in 2013.

The following table summarizes the roll-forward of credit losses on debt securities held by the Company for which a portion of an other-than-temporary impairment is recognized in other comprehensive income:

	As of December 31,
(in thousands)	2013	2012	2011
Credit losses at beginning of the period	$441	$245	$180
Credit losses related to securities for which an other-than-temporary impairment was recognized	0	196	65
Sales of securities for which an other-than-temporary impairment was previously recognized	(441)	0	0
Ending balance of credit losses on debt securities held for which a portion of an other-than-temporary impairment was recognized in other comprehensive income	$0	$441	$245

The amortized cost and estimated fair value of debt securities by contractual maturity are shown in the following table. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Mortgage-backed securities are shown separately since they are not due at a single maturity date.

	Amortized	Fair
December 31, 2013 (in thousands)	Cost	Value
Available-for-sale securities:
Due in one year or less	$25,596	$26,017
Due after one year through five years	263,553	271,303
Due after five years through ten years	313,245	304,414
Due after ten years	28,952	27,206
Total	631,346	628,940
Mortgage-backed securities	735,915	724,461
Total available-for-sale debt securities	$1,367,261	$1,353,401

	Amortized	Fair
December 31, 2012 (in thousands)	Cost[1]	Value
Available-for-sale securities:
Due in one year or less	$39,552	$39,990
Due after one year through five years	355,296	370,933
Due after five years through ten years	255,795	264,966
Due after ten years	3,041	3,032
Total	653,684	678,921
Mortgage-backed securities	693,674	712,376
Total available-for-sale debt securities	$1,347,358	$1,391,297

1 Net of other-than-temporary impairment losses recognized in earnings.

	Amortized	Fair
December 31, 2013 (in thousands)	Cost	Value
Held-to-maturity securities:
Due in one year or less	$10,952	$11,021
Due after one year through five years	5,636	6,004
Due after five years through ten years	1,878	2,051
Due after ten years	514	549
Total held-to-maturity debt securities	$18,980	$19,625

	Amortized	Fair
December 31, 2012 (in thousands)	Cost	Value
Held-to-maturity securities:
Due in one year or less	$13,070	$13,154
Due after one year through five years	7,974	8,535
Due after five years through ten years	2,283	2,619
Due after ten years	735	855
Total held-to-maturity debt securities	$24,062	$25,163

Trading Securities
The following summarizes trading securities, at estimated fair value, as of:

(in thousands)	December 31, 2013	December 31, 2012

Obligations of U.S. Government sponsored entities	$8,275	$11,860
Mortgage-backed securities – residential, issued by U.S. Government sponsored entities	2,716	4,590
Total trading securities	$10,991	$16,450

The decrease in trading securities reflects principal repayments and maturities received during 2013. The pre-tax mark-to-market losses on trading securities in 2013 were $538,000 and $332,000 in 2012, compared to pre-tax net mark-to-market gains of $62,000 in 2011.

The Company pledges securities as collateral for public deposits and other borrowings, and sells securities under agreements to repurchase. See “Note 10 - Federal Funds Purchased and Securities Sold Under Agreements to Repurchase” for further discussion. Securities carried of $1.0 billion and $1.0 billion at December 31, 2013 and 2012, respectively, were either pledged or sold under agreements to repurchase.

Except for U.S. government securities, there were no holdings, when taken in the aggregate, of any single issuer that exceeded 10% of shareholders’ equity at December 31, 2013.

The Company has equity investments in small business investment companies (“SBIC”) established for the purpose of providing financing to small businesses in market areas served by the Company. As of December 31, 2013 and 2012, these investments totaled $2.4 million and $3.4 million, respectively, and was included in other assets on the Company’s Consolidated Statements of Condition. The investment is accounted for under the equity method of accounting. As of December 31, 2013, the Company reviewed this investment and determined that there was no impairment.

The Company also holds non-marketable Federal Home Loan Bank New York (“FHLBNY”) stock, non-marketable Federal Home Loan Bank Pittsburgh (“FHLBPITT”) stock and non-marketable Atlantic Central Bankers Bank (“ACBB”) stock, all of which are required to be held for regulatory purposes and for borrowing availability. The required investment in FHLB stock is tied to the Company’s borrowing levels with the FHLB. Holdings of FHLBNY stock, FHLBPITT stock and ACBB stock totaled $17.2 million, $7.7 million and $95,000 at December 31, 2013, respectively. These securities are carried at par, which is also cost. The FHLBNY and FHLBPITT continue to pay dividends and repurchase stock. As such, the Company has not recognized any impairment on its holdings of FHLBNY and FHLBPITT stock. On December 31, 2013, the entire $2.1 million of the Company’s Federal Reserve Bank stock was redeemed.

Note 4 Loans and Leases

Loans and Leases at December 31, 2013 and December 31, 2012 were as follows:

	December 31, 2013			December 31, 2012

(in thousands)	Originated	Acquired	Total Loans and Leases	Originated	Acquired	Total Loans and Leases
Commercial and industrial
Agriculture	$74,788	$0	$74,788	$77,777	$0	$77,777
Commercial and industrial other	562,439	128,503	690,942	446,876	167,427	614,303
Subtotal commercial and industrial	637,227	128,503	765,730	524,653	167,427	692,080
Commercial real estate
Construction	46,441	39,353	85,794	41,605	43,074	84,679
Agriculture	52,627	3,135	55,762	48,309	3,247	51,556
Commercial real estate other	903,320	366,438	1,269,759	722,273	445,359	1,167,632
Subtotal commercial real estate	1,002,388	408,926	1,411,314	812,187	491,680	1,303,867
Residential real estate
Home equity	171,809	67,183	238,992	159,720	81,657	241,377
Mortgages	658,966	35,336	694,302	573,861	41,618	615,479
Subtotal residential real estate	830,775	102,519	933,294	733,581	123,275	856,856
Consumer and other
Indirect	21,202	5	21,207	26,679	24	26,703
Consumer and other	32,312	1,219	33,531	32,251	1,498	33,749
Subtotal consumer and other	53,514	1,224	54,738	58,930	1,522	60,452
Leases	5,563	0	5,563	4,618	0	4,618
Covered loans	0	25,868	25,868	0	37,600	37,600
Total loans and leases	2,529,467	667,040	3,196,507	2,133,969	821,504	2,955,473
Less: unearned income and deferred costs and fees	(2,223)	0	(2,223)	(863)	0	(863)
Total loans and leases, net of unearned income and deferred costs and fees	$2,527,244	$667,040	$3,194,284	$2,133,106	$821,504	$2,954,610

The outstanding principal balance and the related carrying amount of the Company’s loans acquired in the VIST Acquisition are as follows at December 31:

(in thousands)	2013	2012
Acquired Credit Impaired Loans
Outstanding principal balance	$70,727	$114,516
Carrying amount	46,809	80,223

Acquired Non-Credit Impaired Loans
Outstanding principal balance	666,089	750,380
Carrying amount	620,231	741,281

Total Acquired Loans
Outstanding principal balance	736,816	864,896
Carrying amount	667,040	821,504

The following tables present changes in accretable yield on loans acquired from VIST Bank that were considered credit impaired.

(in thousands)
Balance at August 1, 2012	$0
VIST Acquisition	10,008
Accretion	(3,836)
Disposals (loans paid in full)	(96)
Reclassifications to/from nonaccretable difference	1,261
Balance at December 31, 2012	$7,337

(in thousands)
Balance at January 1, 2013	$7,337
Accretion	(8,896)
Disposals (loans paid in full)	(212)
Reclassifications to/from nonaccretable difference[1]	7,933
Other changes in expected cash flows[2]	4,792
Balance at December 31, 2013	$10,954

1 Results in increased interest income as a prospective yield adjustment over the remaining life of the loans, as well as increased interest income from loan sales, modification and prepayments.

2 Represents changes in cash flows expected to be collected due to factors other than credit (e.g. changes in prepayment assumptions and/or changes in interest rates on variable rate loans).

During 2013 we increased our estimate of future cash flows on acquired loans to reflect our current outlook for prepayment speeds on these balances and increases in interest rates on variable rate loans. The decreases in prepayment speed assumptions and increases in interest rate assumptions increased our accretable discount by $4.8 million. This change did not materially impact our current quarter interest income or net interest margin.

At December 31, 2013, acquired loans included $25.9 million of covered loans. VIST Financial had previously acquired these loans in an FDIC assisted transaction in the fourth quarter of 2010. In accordance with a loss sharing agreement with the FDIC, certain losses and expenses relating to covered loans may be reimbursed by the FDIC at 70% or, if net losses exceed certain levels specified in the loss sharing agreements, 80%. See Note 6 – “FDIC Indemnification Asset Related to Covered Loans” for further discussion of the loss sharing agreements and related FDIC indemnification asset.

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

Prior to August 2012, loans were generally sold to Federal Home Loan Mortgage Corporation (“FHLMC”) or State of New York Mortgage Agency (“SONYMA”). With the acquisition to VIST on August 1, 2012, the Company also sells loans to other third parties, including money center banks. During 2013, 2012, and 2011, the Company sold residential mortgage loans totaling $13.2 million, $37.5 million, and $26.6 million, respectively, and realized net gains on these sales of $301,000, $885,000, and $496,000, respectively. These residential real estate loans are generally sold without recourse in accordance with standard secondary market loan sale agreement. When residential mortgage loans are sold to FHLMC or SONYMA, the Company typically retains all servicing rights, which provides the Company with a source of fee income. In connection with the sales in 2013, 2012, and 2011, the Company recorded mortgage-servicing assets of $85,000, $123,000, and $176,000, respectively.

Amortization of mortgage servicing assets amounted to $232,000 in 2013, $330,000 in 2012, and $257,000 in 2011. At December 31, 2013 and 2012, the Company serviced residential mortgage loans aggregating $162.1 million and $189.9 million, including loans securitized and held as available-for-sale securities. Mortgage servicing rights, at amortized basis, totaled $1.0 million at December 31, 2013 and $1.2 million at December 31, 2012. These mortgage servicing rights were evaluated for impairment at year end 2013 and 2012 and no impairment was recognized. Loans held for sale, which are included in residential real estate totaled $304,000 and $102,000 at December 31, 2013 and 2012, respectively.

As members of the FHLB, the Company’s subsidiary banks may use unencumbered mortgage related assets to secure borrowings from the FHLB. At December 31, 2013 and 2012, the Company had $80.0 million and $90.0 million, respectively, of term advances from the FHLB that were secured by residential mortgage loans.

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

Loan and Lease Customers

The Company’s loan and lease customers are located primarily in the upstate New York communities served by its three subsidiary banks and in the Pennsylvania communities served by recently acquired VIST Bank. The Trust Company operates fourteen banking offices in the counties of Tompkins, Cayuga, Cortland, and Schuyler, New York. The Bank of Castile operates fourteen banking offices in towns situated in and around the areas commonly known as the Letchworth State Park area and the Genesee Valley region of New York State. Mahopac National Bank is located in Putnam County, New York, and operates five offices in that county, three offices in neighboring Dutchess County, New York, and six offices in Westchester County, New York. VIST Bank operates 20 offices in Southeastern Pennsylvania. Other than general economic risks, management is not aware of any material concentrations of credit risk to any industry or individual borrower.

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

Loans to Related Parties

Loan transactions with related parties at December 31 are summarized as follows:

(in thousands)	2013	2012
Balance at beginning of year	$33,390	$25,727
New Directors/Executive Officers	100	2,508
New loans and advancements	3,876	6,219
Loan Payments	(6,784)	(1,064)
Balance at end of year	$30,582	$33,390

Nonaccrual Loans and Leases

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

The below table is an age analysis of past due loans, segregated by originated and acquired loan and lease portfolios, and by class of loans, as of December 31, 2013 and 2012.

December 31, 2013
(in thousands)	30-89 days	90 days or more	Current Loans	Total Loans	90 days and accruing[1]	Nonaccrual
Originated Loans and Leases
Commercial and industrial
Agriculture	$0	$0	$74,788	$74,788	$0	$0
Commercial and industrial other	211	1,187	561,041	562,439	0	1,260
Subtotal commercial and industrial	211	1,187	635,829	637,227	0	1,260
Commercial real estate
Construction	216	7,657	38,568	46,441	0	9,873
Agriculture	180	0	52,447	52,627	0	46
Commercial real estate other	1,104	6,976	895,240	903,320	161	9,522
Subtotal commercial real estate	1,500	14,633	986,255	1,002,388	161	19,441
Residential real estate
Home equity	784	1,248	169,777	171,809	62	1,477
Mortgages	2,439	5,946	650,581	658,966	384	7,443
Subtotal residential real estate	3,223	7,194	820,358	830,775	446	8,920
Consumer and other
Indirect	768	152	20,282	21,202	0	216
Consumer and other	60	0	32,252	32,312	0	38
Subtotal consumer and other	828	152	52,534	53,514	0	254
Leases	0	0	5,563	5,563	0	0
Total loans and leases	5,762	23,166	2,500,539	2,529,467	607	29,875
Less: unearned income and deferred costs and fees	0	0	0	(2,223)	0	0
Total originated loans and leases, net of unearned income and deferred costs and fees	$5,762	$23,166	$2,500,539	$2,527,244	$607	$29,875
Acquired Loans and Leases
Commercial and industrial Commercial and industrial other	554	1,651	126,298	128,503	1,231	419
Subtotal commercial and industrial	554	1,651	126,298	128,503	1,231	419
Commercial real estate
Construction	0	2,148	37,205	39,353	1,676	473
Agriculture	0	0	3,135	3,135	0	0
Commercial real estate other	403	3,585	362,450	366,438	709	3,450
Subtotal commercial real estate	403	5,733	402,790	408,926	2,385	3,923
Residential real estate
Home equity	213	934	66,036	67,183	347	1,844
Mortgages	345	1,264	33,727	35,336	594	2,322
Subtotal residential real estate	558	2,198	99,763	102,519	941	4,166
Consumer and other
Indirect	0	0	5	5	0	0
Consumer and other	17	0	1,202	1,219	0	0
Subtotal consumer and other	17	0	1,207	1,224	0	0
Covered loans	0	2,416	23,452	25,868	2,416	0
Total acquired loans and leases, net of unearned income and deferred costs and fees	$1,532	$11,998	$653,510	$667,040	$6,973	$8,508

1 Includes acquired loans that were recorded at fair value at the acquisition date.

December 31, 2012
(in thousands)	30-89 days	90 days or more	Current Loans	Total Loans	90 days and accruing[1]	Nonaccrual
Originated loans and leases
Commercial and industrial
Agriculture	$0	$0	$77,777	$77,777	$0	$28
Commercial and industrial other	2,575	509	443,792	446,876	0	748
Subtotal commercial and industrial	2,575	509	521,569	524,653	0	776
Commercial real estate
Construction	91	8,469	33,045	41,605	0	10,306
Agriculture	212	0	48,097	48,309	0	22
Commercial real estate other	1,232	9,541	711,500	722,273	0	13,168
Subtotal commercial real estate	1,535	18,010	792,642	812,187	0	23,496
Residential real estate
Home equity	582	2,348	156,790	159,720	120	1,641
Mortgages	2,303	6,975	564,583	573,861	137	7,182
Subtotal residential real estate	2,885	9,323	721,373	733,581	257	8,823
Consumer and other
Indirect	869	233	25,577	26,679	0	277
Consumer and other	126	0	32,125	32,251	0	16
Subtotal consumer and other	995	233	57,702	58,930	0	293
Leases	0	0	4,618	4,618	0	0
Total loans and leases	7,990	28,075	2,097,904	2,133,969	257	33,388
Less: unearned income and deferred costs and fees	0	0	0	(863)	0	0
Total originated loans and leases, net of unearned income and deferred costs and fees	$7,990	$28,075	$2,097,904	$2,133,106	$257	$33,388
Acquired loans and leases
Commercial and industrial Commercial and industrial other	13	1,646	165,768	167,427	1,082	564
Subtotal commercial and industrial	13	1,646	165,768	167,427	1,082	564
Commercial real estate
Construction	53	6,607	36,414	43,074	6,419	188
Agriculture	0	0	3,247	3,247	0	0
Commercial real estate other	1,139	5,043	439,177	445,359	3,790	1,330
Subtotal commercial real estate	1,192	11,650	478,838	491,680	10,209	1,518
Residential real estate
Home equity	1,626	1,913	78,118	81,657	865	1,453
Mortgages	1,416	2,968	37,234	41,618	2,282	808
Subtotal residential real estate	3,042	4,881	115,352	123,275	3,147	2,261
Consumer and other
Indirect	0	0	24	24	0	0
Consumer and other	2	9	1,487	1,498	0	9
Subtotal consumer and other	2	9	1,511	1,522	0	9
Covered loans	1,014	4,272	32,314	37,600	4,272	0
Total acquired loans and leases, net of unearned income and deferred costs and fees	$5,263	$22,458	$793,783	$821,504	$18,710	$4,352

1 Includes acquired loans that were recorded at fair value at the acquisition date.

The difference between the interest income that would have been recorded if nonaccrual loans and leases had paid in accordance with their original terms and the interest income that was recorded for the year ended December 31, 2013, 2012 and 2011 was $1.2 million, $1.7 million and $2.7 million, respectively. The Company had no material commitments to make additional advances to borrowers with nonperforming loans.

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

Since the methodology is based upon historical experience and trends as well as management’s judgment, factors may arise that result in different estimations. Significant factors that could give rise to changes in these estimates may include, but are not limited to, changes in economic conditions in the local area, concentration of risk, changes in interest rates, and declines in local property values. While management’s evaluation of the allowance as of December 31, 2013, considers the allowance to be appropriate, under different conditions or assumptions, the Company may need to adjust the allowance.

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

Changes in the allowance for loan and lease losses at December 31, are summarized as follows:

(in thousands)	2013	2012	2011

Total allowance at beginning of year	$24,643	$27,593	$27,832
Provisions charged to operations	6,161	8,837	8,945
Recoveries on loans and leases	5,347	734	1,048
Charge-offs on loans and leases	(8,181)	(12,521)	(10,232)
Total allowance at end of year	$27,970	$24,643	$27,593

The following tables detail activity in the allowance for originated loan and lease losses by portfolio segment for the twelve months ended December 31, 2013 and 2012, and for acquired loan losses for the twelve months ended December 31, 2013. As of December 31, 2012 there was no allowance for acquired loans and no provision for loan charge offs/recoveries for acquired loans between August 1, 2012 and December 31, 2012. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

December 31, 2013
(in thousands)	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer and Other	Finance Leases	Total
Allowance for originated loans and leases:
Beginning balance	$7,533	$10,184	$4,981	$1,940	$5	$24,643
Charge-offs	(1,605)	(651)	(752)	(1,282)	0	(4,290)
Recoveries	4,162	718	48	419	0	5,347
Provision	(1,684)	208	1,494	982	0	1,000
Ending Balance	$8,406	$10,459	$5,771	$2,059	$5	$26,700

December 31, 2013
(in thousands)	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer and Other	Finance Leases	Total
Allowance for acquired loans:
Beginning balance	$0	$0	$0	$0	$0	$0
Charge-offs	(2,991)	(179)	(696)	(25)	0	(3,891)
Recoveries	0	0	0	0	0	0
Provision	3,159	949	970	83	0	5,161
Ending Balance	$168	$770	$274	$58	$0	$1,270

December 31, 2012
(in thousands)	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer and Other	Finance Leases	Total
Allowance for originated loans and leases:

Beginning balance	$8,936	$12,662	$4,247	$1,709	$39	$27,593
Charge-offs	(5,328)	(3,977)	(2,390)	(826)	0	(12,521)
Recoveries	198	200	30	306	0	734
Provision	3,727	1,299	3,094	751	(34)	8,837
Ending Balance	$7,533	$10,184	$4,981	$1,940	$5	$24,643

There was no allowance for acquired loans as of December 31, 2012.

At December 31, 2013 and 2012, the allocation of the allowance for loan and lease losses summarized on the basis of the Company’s impairment methodology was as follows:

December 31, 2013
(in thousands)	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer and Other	Finance Leases	Total

Allowance for originated loans and leases:
Individually evaluated for impairment	$0	$0	$0	$0	$0	$0
Collectively evaluated for impairment	8,406	10,459	5,771	2,059	5	26,700
Ending balance	$8,406	$10,459	$5,771	$2,059	$5	$26,700

Allowance for acquired loans:
December 31, 2013
Individually evaluated for impairment	$0	$250	$0	$0	$0	$250
Collectively evaluated for impairment	168	520	274	58	0	1,020
Ending balance	$168	$770	$274	$58	$0	$1,270

December 31, 2012
(in thousands)	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer and Other	Finance Leases	Total
Allowance for originated loans and leases:
Individually evaluated for impairment	$0	$0	$0	$0	$0	$0
Collectively evaluated for impairment	7,533	10,184	4,981	1,940	5	24,643
Ending balance	$7,533	$10,184	$4,981	$1,940	$5	$24,643

There was no allowance for acquired loans as of December 31, 2012.

The recorded investment in loans and leases summarized on the basis of the Company’s impairment methodology as of December 31, 2013 and December 31, 2012 was as follows:

December 31, 2013
(in thousands)	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer and Other	Finance Leases	Total
Originated loans and leases:
Individually evaluated for impairment	$4,664	$16,269	$1,223	$0	$0	$22,156
Collectively evaluated for impairment	632,563	986,119	829,552	53,514	5,563	2,507,311
Total	$637,227	$1,002,388	$830,775	$53,514	$5,563	$2,529,467

December 31, 2013
(in thousands)	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer and Other	Covered Loans	Total
Acquired loans:
Individually evaluated for impairment	$2,231	$2,429	$73	$0	$0	$4,733
Loans acquired with deteriorated credit quality	2,558	10,263	9,355	0	24,633	46,809
Collectively evaluated for impairment	123,714	396,234	93,091	1,224	1,235	615,498
Total	$128,503	$408,926	$102,519	$1,224	$25,868	$667,040

December 31, 2012
(in thousands)	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer and Other	Finance Leases	Total
Originated loans and leases:
Individually evaluated for impairment	$2,771	21,478	$483	$0	$0	$24,732
Collectively evaluated for impairment	521,882	790,709	733,098	58,930	4,618	2,109,237
Total	$524,653	$812,187	$733,581	$58,930	$4,618	$2,133,969

December 31, 2012
(in thousands)	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer and Other	Covered Loans	Total
Acquired loans:
Individually evaluated for impairment	$519	1,816	$0	$0	$0	$2,335
Loans acquired with deteriorated credit quality	7,144	24,032	17,650	0	36,251	85,077
Collectively evaluated for impairment	159,764	465,832	105,625	1,522	1,349	734,092
Total	$167,427	$491,680	$123,275	$1,522	$37,600	$821,504

A loan is impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impaired loans consist of our non-homogenous nonaccrual loans, and all loans restructured in a troubled debt restructuring (TDR). Specific reserves on individually identified impaired loans that are not collateral dependent are measured based on the present value of expected future cash flows discounted at the original effective interest rate of each loan. For loans that are collateral dependent, impairment is measured based on the fair value of the collateral less estimated selling costs, and such impaired amounts are generally charged off. The majority of impaired loans are collateral dependent impaired loans that have limited exposure or require limited specific reserves because of the amount of collateral support with respect to these loans, and previous charge-offs. Interest payments on impaired loans are typically applied to principal unless collectability of the principal amount is reasonably assured. In these cases, interest is recognized on a cash basis. There was no interest income recognized on impaired loans and leases, collected in cash, for 2013, 2012 and 2011.

93

	12/31/2013			12/31/2012
(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
Originated loans and leases with no related allowance
Commercial and industrial
Commercial and industrial other	$4,664	$5,069	$0	$2,771	$2,891	$0
Commercial real estate
Construction	6,073	11,683	0	6,763	12,373	0
Commercial real estate other	10,196	13,518	0	14,715	16,940	0
Residential real estate
Residential real estate other	1,223	1,299	0	483	483	0
Subtotal	$22,156	$31,569	$0	$24,732	$32,687	$0

Total	$22,156	$31,569	$0	$24,732	$32,687	$0

	12/31/2013			12/31/2012
(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
Acquired loans with no related allowance
Commercial and industrial
Commercial and industrial other	$2,231	$5,081	$0	$519	$519	$0
Commercial real estate
Commercial real estate other	1,960	1,960	0	1,816	1,816	0
Residential real estate
Residential real estate other	73	73	0	0	0	0
Subtotal	$4,264	$7,114	$0	$2,335	$2,335	$0

Acquired loans with related allowance
Commercial real estate
Commercial real estate other	469	719	250	0	0	0
Subtotal	$469	$719	$250	$0	$0	$0
Total	$4,733	$7,833	$250	$2,335	$2,335	$0

The average recorded investment and interest income recognized on impaired originated loans for the twelve months ended December 31, 2013, 2012 and 2011 was as follows:

	As of December 31,
	2013		2012		2011
(in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Originated loans and leases with no related allowance

Commercial and industrial
Agriculture	$0	$0	$0	$0	$145	$0
Commercial and industrial other	4,918	0	3,016	0	2,939	0
Commercial real estate
Construction	6,201	0	7,430	0	3,284	0
Commercial real estate other	10,775	0	15,120	0	12,408	0
Residential real estate
Home equity	1,223	0	484	0	166	0
Subtotal	$23,117	$0	$26,050	$0	$18,942	$0

Originated loans and leases with related allowance

Commercial and industrial
Commercial and industrial other	0	0	3,140	0	2,938	0
Commercial real estate
Construction	0	0	0	0	8,462	0
Commercial real estate other	0	0	261	0	2,521	0
Subtotal	$0	$0	$3,401	$0	$13,921	$0
Total	$23,117	$0	$29,451	$0	$32,863	$0

The average recorded investment and interest income recognized on impaired acquired loans for the twelve months ended December 31, 2013, 2012 and 2011 was as follows:

	As of December 31,
	2013		2012		2011
(in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Acquired loans with no related allowance

Commercial and industrial
Commercial and industrial other	1,042	0	0	0	0	0
Commercial real estate
Commercial real estate other	3,999	102	0	0	0	0
Residential real estate
Home equity	73	0	0	0	0	0
Subtotal	$5,114	$102	$0	$0	$0	$0

Acquired loans with related allowance

Commercial and industrial
Commercial real estate
Commercial real estate other	724	0	0	0	0	0
Subtotal	$724	$0	$0	$0	$0	$0
Total	$5,838	$102	$0	$0	$0	$0

Average balances were not calculated on the acquired loan and lease portfolio during the fourth quarter of 2012.

The average recorded investment in impaired loans was $23.1 million at December 31, 2013 compared to $29.5 million at December 31, 2012.

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

The following tables present loans by class modified in 2013 as troubled debt restructurings.

Troubled Debt Restructuring

December 31, 2013	Twelve months ended
				Defaulted TDRs[4]
(in thousands)	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Loans	Post-Modification Outstanding Recorded Investment
Commercial and industrial
Commercial and industrial other[1]	4	$878	$878	1	$645
Commercial real estate
Commercial real estate other[2]	13	$1,837	$1,837	1	$140

Residential real estate
Mortgages[3]	1	$195	$195	1	$195
Total	18	$2,910	$2,910	3	$980

1	Represents the following concessions: extension of term and reduction in rate (3 loans: $808,000) extension of term (1 loan: $70,000)
2	Represents the following concessions: extension of term and reduction of rate (11 loans: $1.9 million ) extension of term (1 loan: $129,000)
3	Represents the following concessions: extension of term and reduction of rate
4	TDRs that defaulted during the last 12 months that were restructured in the prior twelve months

December 31, 2012	Twelve months ended
				Defaulted TDRs[5]
(in thousands)	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Loans	Post-Modification Outstanding Recorded Investment
Commercial and industrial
Commercial and industrial other[1]	4	$4,194	$4,194	0	$0
Commercial real estate
Construction[2]	1	$3,475	$3,475	1	$3,475
Commercial real estate other[3]	2	$3,309	$3,309	1	$1,458
Residential real estate
Mortgages[4]	3	$302	$302	2	$208

Total	10	$11,280	$11,280	4	$5,141

1	Represents the following concessions: payment reduction (2 loans: $12,000) extension of term (2 loans: $4.2 million)
2	Represents the following concessions: interest rate reduction
3	Represents the following concessions: interest rate reduction (1 loan: $1.5 million) and payment reduction (1 loan: $1.9 million)
4	Represents the following concessions: extension of term (2 loans: $239,000) and extension of term and lower rate (1 loan: $62,000)
5	TDRs that defaulted during the last 12 months that were restructured in the prior twelve months

The Company recognized TDRs with a balance of $2.9 million during 2013, compared to $11.3 million in 2012. The Company is not committed to lend additional amounts as of December 31, 2013 to customers with outstanding loans that are classified as TDRs.

A loan that was restructured as a TDR is considered to be in payment default once it is 90 days contractually past due under the modified terms. During the twelve month period ending December 31, 2013 there were three loans restructured that became 90 days or more past due. The three loans included a commercial real estate loan with a recorded balance of $140,000, a commercial and industrial loan with a recorded balance of $645,000, and a residential mortgage loan of $195,000.

The following table presents credit quality indicators (internal risk grade) by class of commercial loans, commercial real estate loans and agricultural loans as of December 31, 2013 and 2012.

December 31, 2013
(in thousands)	Commercial and Industrial Other	Commercial and Industrial Agriculture	Commercial Real Estate Other	Commercial Real Estate Agriculture	Commercial Real Estate Construction	Total
Originated loans and leases
Internal risk grade:
Pass	$531,293	$72,997	$869,488	$52,054	$36,396	$1,562,228
Special Mention	20,688	100	17,536	123	3,918	42,365
Substandard	10,458	1,691	16,296	450	6,127	35,022
Total	$562,439	$74,788	$903,320	$52,627	$46,441	$1,639,615

December 31, 2013
(in thousands)	Commercial and Industrial Other	Commercial and Industrial Agriculture	Commercial Real Estate Other	Commercial Real Estate Agriculture	Commercial Real Estate Construction	Total
Acquired loans
Internal risk grade:
Pass	$116,160	$0	$5,809	$1,150	$363,427	$486,546
Special Mention	3,821	0	11,516	1,985	0	17,322
Substandard	8,522	0	22,028	0	3,011	33,561
Total	$128,503	$0	$39,353	$3,135	$366,438	$537,429

December 31, 2012

(in thousands)	Commercial and Industrial Other	Commercial and Industrial Agriculture	Commercial Real Estate Other	Commercial Real Estate Agriculture	Commercial Real Estate Construction	Total
Originated loans and leases
Internal risk grade:
Pass	$410,255	$75,456	$677,261	$46,317	$26,126	$1,235,415
Special Mention	25,308	2,055	19,782	692	8,505	56,342
Substandard	11,313	266	25,230	1,300	6,974	45,083
Total	$446,876	$77,777	$722,273	$48,309	$41,605	$1,336,840

December 31, 2012

(in thousands)	Commercial and Industrial Other	Commercial and Industrial Agriculture	Commercial Real Estate Other	Commercial Real Estate Agriculture	Commercial Real Estate Construction	Total
Acquired loans
Internal risk grade:
Pass	$139,719	$0	$415,397	$813	$27,590	$583,519
Special Mention	7,717	0	10,112	2,136	5,416	25,381
Substandard	14,991	0	19,850	298	10,068	45,207
Total	$162,427	$0	$445,359	$3,247	$43,074	$654,107

The following table presents credit quality indicators by class of residential real estate loans and by class of consumer loans as of December 31, 2013 and 2012. Nonperforming loans include nonaccrual, impaired and loans 90 days past due and accruing interest, all other loans are considered performing.

December 31, 2013
(in thousands)	Residential Home Equity	Residential Mortgages	Consumer Indirect	Consumer Other	Total
Originated loans and leases
Performing	$170,270	$651,139	$20,986	$32,274	$874,668
Nonperforming	1,539	7,827	216	38	9,620
Total	$171,809	$658,966	$21,202	$32,312	$884,289

December 31, 2013
(in thousands)	Residential Home Equity	Residential Mortgages	Consumer Indirect	Consumer Other	Total
Acquired Loans and Leases
Performing	$65,339	$33,014	$5	$1,219	$99,577
Nonperforming	1,844	2,322	0	0	4,166
Total	$67,183	$35,336	$5	$1,219	$103,743

December 31, 2012
(in thousands)	Residential Home Equity	Residential Mortgages	Consumer Indirect	Consumer Other	Total
Originated loans and leases
Performing	$157,959	$566,542	$26,402	$32,235	$783,138
Nonperforming	1,761	7,319	277	16	9,373
Total	$159,720	$573,861	$26,679	$32,251	$792,511

December 31, 2012
(in thousands)	Residential Home Equity	Residential Mortgages	Consumer Indirect	Consumer Other	Total
Acquired loans
Performing	$80,204	$40,810	$24	$1,498	$122,536
Nonperforming	1,453	808	0	0	2,261
Total	$81,657	$41,618	$24	$1,498	$124,797

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

The receivable arising from the loss sharing agreements (referred to as the “FDIC indemnification asset” on our consolidated statements of financial condition) is measured separately from covered loans because the agreements are not contractually part of the covered loans and are not transferable should the Company choose to dispose of the covered loans. As of the acquisition date with VIST Financial, the Company recorded an aggregate FDIC indemnification asset of $4.4 million, consisting of the present value of the expected future cash flows the Company expected to receive from the FDIC under loss sharing agreements. The FDIC indemnification asset is reduced as loss sharing payments are received from the FDIC for losses realized on covered loans. Actual or expected losses in excess of the acquisition date estimates will result in an increase in the FDIC indemnification asset and the immediate recognition of non-interest income in our financial statements. As of December 31, 2013, the FDIC indemnification asset totaled $4.8 million. As of December 31, 2012, the FDIC indemnification asset totaled $4.4 million.

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

Note 7 Goodwill and Other Intangible Assets

			Wealth
(in thousands)	Banking	Insurance	Management	Total
Balance at January 1, 2012	$23,600	$12,287	$8,011	$43,898
Acquisitions	40,934	7,273	215	48,422
Goodwill related to sale of portion of business unit	0	0	(15)	(15)
Balance at December 31, 2012	64,534	19,560	8,211	92,305
Purchase Accounting Adjustments1	(165)	0	0	(165)
Balance at December 31, 2013	$64,369	$19,560	$8,211	$92,140

1 The $165,000 reduction of goodwill in 2013 reflects and adjustment related to the completion of the final tax return related to the VIST acquisition.

Goodwill is assigned to reporting units. The Company reviews its goodwill and intangible assets annually, or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying value. Based on the Company’s 2013 review, there was no impairment of its goodwill or intangible assets. The Company’s impairment testing is highly sensitive to certain assumptions and estimates used. In the event that economic or credit conditions deteriorate significantly, additional interim impairment tests may be required.

Other Intangible Assets

The following table provides information regarding our amortizing intangible assets

	Gross Carrying	Accumulated	Net Carrying
December 31, 2013 (in thousands)	Amount	Amortization	Amount
Amortized intangible assets:
Core deposit intangible	$18,774	$9,131	$9,643
Customer relationships	8,010	2,740	5,270
Other intangibles	4,957	3,572	1,385
Total intangible assets	$31,741	$15,443	$16,298

	Gross Carrying	Accumulated	Net Carrying
December 31, 2012 (in thousands)	Amount	Amortization	Amount
Amortized intangible assets:
Core deposit intangible	$18,774	$7,657	$11,117
Customer relationships	8,010	2,017	5,993
Other intangibles	4,873	3,340	1,533
Total intangible assets	$31,657	$13,014	$18,643

Amortization expense related to intangible assets totaled $2.2 million in 2013, $1.3 million in 2012 and $589,000 in 2011. The estimated aggregate future amortization expense for intangible assets remaining as of December 31, 2013 is as follows:

Estimated amortization expense:* (in thousands)
For the year ended December 31, 2014	$2,077
For the year ended December 31, 2015	1,952
For the year ended December 31, 2016	1,863
For the year ended December 31, 2017	1,754
For the year ended December 31, 2018	1,619

*Excludes the amortization of mortgage servicing rights. Amortization of mortgage servicing rights was $232,000 in 2013, $330,000 in 2012 and $257,000 in 2011.

Note 8 Premises and Equipment

Premises and equipment at December 31 were as follows:

(in thousands)	2013	2012
Land	$9,442	$9,507
Premises and equipment	64,032	60,851
Furniture, fixtures, and equipment	47,223	44,616
Accumulated depreciations and amortization	(64,765)	(60,393)
Total	$55,932	$54,581

Depreciation and amortization expenses in 2013, 2012 and 2011 are included in operating expenses as follows:

(in thousands)	2013	2012	2011
Premises	$1,875	$1,855	$1,605
Furniture, fixtures, and equipment	3,044	2,614	2,338
Total	$4,919	$4,469	$3,943

The following is a summary of the future minimum lease payments under non-cancelable operating leases as of December 31, 2013:

(in thousands)
2014	$4,737
2015	4,475
2016	4,434
2017	3,831
2018	3,644
Thereafter	22,583
Total	$43,704

The Company leases land, buildings and equipment under operating lease arrangements extending to the year 2090. Total gross rental expense amounted to $4.8 million in 2013, $3.3 million in 2012, and $2.1 million in 2011. Most leases include options to renew for periods ranging from 5 to 20 years. Options to renew are not included in the above future minimum rental commitments.

Note 9 Deposits

The aggregate time deposits of $100,000 or more were $407.7 million at December 31, 2013, and $462.0 million at December 31, 2012. Scheduled maturities of time deposits at December 31, 2013, were as follows:

(in thousands)	Less than $100,000	$100,000 and over	Total
Maturity
Three months or less	$107,277	$152,654	$259,931
Over three through six months	86,520	60,420	146,940
Over six through twelve months	114,854	69,276	184,130
Total due in 2014	$308,651	$282,350	$591,001
2015	68,886	59,288	128,174
2016	29,195	19,108	48,303
2017	27,445	24,905	52,350
2018	18,050	14,006	32,056
2019 and thereafter	5,782	8,036	13,818
Total	$458,009	$407,693	$865,702

Note 10 Federal Funds Purchased and Securities Sold Under Agreements to Repurchase

Information regarding securities sold under agreements to repurchase and Federal funds purchased for the years ended December 31, is detailed in the following tables:

Securities Sold Under Agreements to Repurchase	2013	2012	2011
(dollar amounts in thousands)
Total outstanding at December 31	$167,724	$213,973	$169,090
Maximum month-end balance	201,933	295,511	243,163
Average balance during the year	177,779	200,893	173,552
Weighted average rate at December 31	1.97%	2.03%	2.61%
Average interest rate paid during the year	2.11%	2.22%	2.81%

Federal Funds Purchased	2013	2012	2011
(dollar amounts in thousands)
Average balance during the year	5	0	140
Weighted average rate at December 31	N/A	N/A	N/A
Average interest rate paid during the year	0.75%	0.00%	0.72%

Securities sold under agreements to repurchase (“repurchase agreements”) are secured borrowings that typically mature within thirty to ninety days, although the Company has entered into repurchase agreements with the Federal Home Loan Bank (“FHLB”) with maturities that extend through 2017. The Company uses both retail and wholesale repurchase agreements. Retail repurchase agreements are arrangements with local customers of the Company, in which the Company agrees to sell securities to the customer with an agreement to repurchase those securities at a specified later date. Retail repurchase agreements totaled $55.3 million at December 31, 2013. At December 31, 2013, the Company had $112.4 million in wholesale repurchase agreements, with maturities of over one year. Of this $112.4 million in wholesale repurchase agreements, $80.0 million were with the Federal Home Loan Bank of New York and $32.4 million were with one large financial institution. Repurchase agreements with maturities due within one year are $25.0 million. Repurchase agreements with maturities over one year include $16.1 million in 2015, $61.2 million in 2016, and $10.0 million in 2017.

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

Federal funds purchased are short-term borrowings that typically mature within one to ninety days.

Note 11 Other Borrowings
The following table summarized the Company’s borrowings as of December 31:

(in thousands)	2013	2012
Overnight FHLB advances	$215,738	$0
Term FHLB advances	101,293	91,847
Other	14,500	20,001
Total other borrowings	$331,531	$111,848

The Company, through its subsidiary banks, had available line-of-credit agreements with correspondent banks permitting borrowings to a maximum of approximately $58.0 million at December 31, 2013 and 2012. There were no outstanding advances against those lines at December 31, 2013 and 2012.

Through its subsidiary banks, the Company has borrowing relationships with the FHLB, which provide secured and unsecured borrowing capacity. At December 31, 2013, the unused borrowing capacity on established lines with the FHLB was $1.1 billion.

As members of the FHLB, the Company’s subsidiary banks can use certain unencumbered mortgage-related assets and available-for-sale investment securities to secure additional borrowings from the FHLB. At December 31, 2013, total unencumbered residential mortgage loans and available-for-sale investment securities of the Company were $660.5 million. At December 31, 2013, there were $215.7 million in overnight advances with a weighted average rate of 0.35%. In addition, there were $101.3 million in term advances with the FHLB with a weighted average rate of 1.49% compared to $91.8 million in term advances at December 31, 2012 with a weighted average rate of 4.62%. At December 31, 2013, the term advances with the FHLB include $20.0 million which mature within one year and $80.0 million which mature over one year. Maturities of advances due over one year include $30.0 million in 2015 and $50.0 million in 2017.

	Current Balance	Rate	Maturity Date	Call Date	Call Frequency	Call Features
	10,000,000	4.68%	June 9, 2014	March 9, 2014	Quarterly	FHLB Option
	10,000,000	4.76%	June 9, 2014	March 9, 2014	Quarterly	FHLB Option
	5,000,000	4.41%	March 29, 2017	March 30, 2014	Quarterly	LIBOR strike 6.0%
	5,000,000	4.89%	May 22, 2017	February 22, 2014	Quarterly	LIBOR strike 7.0%
	10,000,000	4.92%	June 8, 2017	March 9, 2014	Quarterly	FHLB Option
	10,000,000	5.14%	June 8, 2017	March 9, 2014	Quarterly	LIBOR strike 7.0%
	10,000,000	5.19%	June 8, 2017	March 9, 2014	Quarterly	FHLB Option
Total	$60,000,000

Other borrowings included a term borrowing with a bank totaling $14.5 million and $20.0 million at December 31, 2013 and 2012, respectively. There were also a Treasury Tax and Loan Note account with the Federal Reserve Bank of New York totaling $100,000 at December 31, 2013 and 2012, and borrowings from unrelated financial institutions totaling $0 and $11,000 at December 31, 2013 and 2012, respectively.

The Company elected to apply the fair value option for a $10.0 million, 10-year fixed convertible FLHB advance at 5.183%, convertible at the end of 3 years with a maturity of June 28, 2017. The $10.0 million advance identified for fair value was selected because its duration was similar to the durations of trading securities. As of December 31, 2013, the aggregate fair value of the $10.0 million FHLB advance was approximately $11.3 million. For the twelve months ended December 31, 2013, the fair value of this advance decreased by $0.6 million. The change in fair value is included on the Company’s Consolidated Statements of Income in “Mark-to-Market Gain (Loss) on Liabilities Held at Fair Value.”

Note 12 Trust Preferred Debentures

The Company has four unconsolidated subsidiary trusts (“the Trusts”): Tompkins Capital Trust I, Sleepy Hollow Capital Trust I, Leesport Capital Trust II, and Madison Statutory Trust I. The latter two were acquired in the acquisition of VIST Financial, while Sleepy Hollow Capital Trust I was acquired in a previous acquisition. The Company owns 100% of the common equity of each Trust. The Trusts were formed for the purpose of issuing Company-obligated mandatorily redeemable capital securities to third-party investors and investing the proceeds from the sale in junior subordinated debt securities (subordinated debt) issued by the Company, which are the sole assets of each Trust. Since third-party investors are the primary beneficiaries, the Trusts are not consolidated in the Company’s financial statements. Distributions on the preferred securities issued by the Trusts are payable quarterly at a rate per annum equal to the interest rate being earned by the Trusts on the debenture held by the Trusts and are recorded as interest expense in the consolidated financial statements.

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

The following table provides information relating to the Trusts as of December 31, 2013:

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

Madison Statutory Trust I

Madison Statutory Trust, a Connecticut statutory business trust, was formed on June 26, 2003 and issued $5.0 million of mandatory redeemable capital securities carrying a floating interest rate of three month LIBOR plus 3.10%. Pursuant to the purchase of Madison Bancshares Group, Ltd on October 1, 2004, VIST Financial assumed Madison Statutory Trust I and owns all common equity of the Trust. Madison Statutory Trust I These debentures are the sole assets of the Trust. The terms of the junior subordinated debentures are the same as the terms of the capital securities. The obligations under the debentures constitute a full and unconditional guarantee by VIST Financial of the obligations of the Trust under the capital securities. These securities must be redeemed in June 2033, but may be redeemed on or after September 26, 2008 or earlier in the event that the interest expense becomes non-deductible for federal income tax purposes or if the treatment of these securities is no longer qualified as Tier 1 capital for the Company. The Company assumed the rights and obligations of VIST Financial pertaining to the Madison Statutory Trust I through the Company’s acquisition of VIST Financial in August 2012.

Note 13 Employee Benefit Plans

The Company maintains 2 noncontributory defined-benefit plans and one non-contributory defined-contribution retirement plan which cover substantially all employees of the Company.

The benefits under the noncontributory defined-benefit plans (the “DB Pension Plans”) are based on years of service and percentages of the employees’ average final compensation. Assets of the Company’s DB Pension Plans are invested in common and preferred stock, U. S. Government securities, corporate bonds and notes, and mutual funds. At December 31, 2013 and 2012, the plan assets included 42,192 shares of Tompkins’ common stock that had a fair value of $2.2 million and $1.7 million, respectively.

Effective January 1, 2010, the Company stopped admitting new employees to its noncontributory DB Pension Plan. As a result, the defined contribution plan (“DC Retirement Plan”) was created for employees hired on or after January 1, 2010 who had reached the age of 21 and completed one year of service. Also included in the DC Retirement Plan are employees who were hired prior to January 1, 2010 who made a one-time election in 2010 to freeze their benefit in the DB Pension Plan and begin future participation in the DC Retirement Plan instead. For participants in the DC Retirement Plan, the Company makes contributions to an account set up in the participant’s name. The amount equals a percentage of base pay and varies based on the participant’s age plus service as of the previous January 1st. The DC Retirement Plan offers the participant a wide range of investment alternatives from which to choose. Expenses related to the DC Retirement Plan totaled $850,000 in 2013, $544,000 in 2012 and $513,000 in 2011.

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

The following table sets forth the changes in the projected benefit obligation for the DB Pension Plans and SERP and the accumulated post-retirement benefit obligation for the Life and Healthcare Plan; and the respective plan assets, and the plans’ funded status and amounts recognized in the Company’s Consolidated Statements of Condition at December 31, 2013 and 2012 (the measurement dates of the plans).

	Pension Plans		Life and Healthcare Plan		SERP Plan
(in thousands)	2013	2012	2013	2012	2013	2012
Change in benefit obligation:
Benefit obligation at beginning of year	$70,652	$63,754	$9,324	$8,510	$17,791	$15,727
Service cost	2,915	2,720	265	169	479	363
Interest Cost	2,688	2,721	345	363	737	716
Plan participants’ contributions	0	0	247	253	0	0
Business Combination	0	0	0	0	1,378	0
Actuarial (gain) loss	(8,203)	3,770	(1,168)	644	(2,754)	1,308
Benefits paid	(2,431)	(2,313)	(565)	(615)	(349)	(323)
Benefit obligation at end of year	$65,621	$70,652	$8,448	$9,324	$17,282	$17,791
Change in plan assets:
Fair value of plan assets at beginning of year	$56,668	$47,542	$0	$0	$0	$0
Actual (loss) return on plan assets	8,696	4,439	0	0	0	0
Plan participants’ contributions	0	0	247	253	0	0
Employer contributions	8,000	7,000	318	362	349	323
Benefits paid	(2,431)	(2,313)	(565)	(615)	(349)	(323)
Fair value of plan assets at end of year	$70,933	$56,668	$0	$0	$0	$0
Funded (Unfunded) status	$5,312	$(13,984)	$(8,448)	$(9,324)	$(17,282)	$(17,791)

The accumulated benefit obligation for the DB Pension Plans for 2013 and 2012 was $65.6 million and $70.7 million, respectively. The accumulated benefit obligation for the life and healthcare plan for 2013 and 2012 was $8.4 million and $9.3 million, respectively. The accumulated benefit obligation for the SERP for 2013 and 2012 was $17.3 million and $17.8 million, respectively. The funded status of the DB Pension plan has been recognized in other assets in the Consolidated Statement of Condition at December 31, 2013 in the amount of $5.3 million. The unfunded status of the life and healthcare and SERP plans has been recognized in other liabilities in the Consolidated Statement of Condition at December 31, 2013, in the amounts of $8.4 million, and $17.3 million, respectively. The unfunded status of the DB Pension, life and healthcare and SERP plans has been recognized in other liabilities in the Consolidated Statement of Condition at December 31, 2012, in the amounts of $14.0 million, $9.3 million, and $17.8 million, respectively.

There was a business combination entry for the SERP during 2013. This represents the addition of the VIST Financial SERP liability to the Tompkins SERP.

Net periodic benefit cost and other comprehensive income includes the following components:

(in thousands)	Pension Plans			Life and Healthcare Plan			SERP Plan
Components of net periodic benefit cost	2013	2012	2011	2013	2012	2011	2013	2012	2011
Service cost	$2,915	$2,720	$2,220	$265	$169	$117	$479	$363	$201
Interest cost	2,688	2,721	2,715	345	363	380	737	716	619
Expected return on plan assets	(4,009)	(3,778)	(3,713)	0	0	0	0	0	0
Amortization of prior service (credit) cost	(123)	(123)	(123)	16	16	16	166	166	101
Recognized net actuarial loss	2,023	1,882	1,324	96	74	13	460	368	130
Amortization of transition liability	0	0	0	50	67	67	0	0	0
Net periodic benefit cost	$3,494	3,422	$2,423	$772	$689	593	$1,842	1,613	$1,051

Other changes in plan assets and benefit obligations recognized in other comprehensive income
Net actuarial (gain) loss	$(12,890)	3,109	16,417	(1,169)	644	1,091	(2,754)	1,308	3,485
Recognized actuarial loss	(2,023)	(1,882)	(1,324)	(96)	(74)	(13)	(460)	(368)	(130)
Prior service cost	0	0	0	0	0	0	0	0	793
Recognized prior service cost (credit)	123	123	123	(16)	(16)	(16)	(166)	(166)	(101)
Recognized net initial obligation	0	0	0	(50)	(67)	(67)	0	0	0
Recognized in other comprehensive income	$(14,790)	1,350	$15,216	$(1,331)	$487	995	$(3,380)	774	$4,047
Total recognized in net periodic benefit cost and other comprehensive income	$(11,296)	4,772	$17,639	$(559)	$1,176	1,588	$(1,538)	2,387	$5,098

Pre-tax amounts recognized as a component of accumulated other comprehensive income as of year-end that have not been recognized as a component of the Company’s combined net periodic benefit cost of the Company’s defined-benefit pension plan, post-retirement healthcare benefit plan and SERP are presented in the following table.

(in thousands)	Pension Plans			Life and Healthcare Plan			SERP Plan
	2013	2012	2011	2013	2012	2011	2013	2012	2011
Net actuarial loss (gain)	$22,269	$37,182	$35,955	$1,183	$2,448	$1,878	$3,789	$7,003	$6,063
Prior service cost (credit)	(347)	(470)	(593)	281	297	312	760	926	1,092
Unrecognized net initial obligation	0	0	0	0	50	117	0	0	0
Total	$21,922	36,712	$35,362	$1,464	$2,795	2,307	$4,549	7,929	$7,155

The pre-tax amounts included in accumulated other comprehensive income that are expected to be recognized in net periodic pension cost during the fiscal year ended December 31, 2014 are shown below.

(in thousands)	Pension Plans	Life and Healthcare Plan	SERP Plan
Actuarial loss	$806	$21	$184
Prior service cost	(123)	16	112
Total	$683	$37	$296

Weighted-average assumptions used in accounting for the plans were as follows:

(in thousands)	Pension Plans			Life and Healthcare Plan			SERP Plan
	2013	2012	2011	2013	2012	2011	2013	2012	2011
Discount Rates
Benefit Cost for Plan Year	3.85%	4.39%	5.50%	3.80%	4.30%	5.30%	4.20%	4.60%	5.70%
Benefit Obligation at End of Plan Year	4.76%	3.85%	4.38%	4.70%	3.80%	4.30%	5.00%	4.20%	4.60%
Expected long-term return on plan assets	7.25%	7.50%	7.50%	N/A	N/A	N/A	N/A	N/A	N/A
Rate of compensation increase
Benefit Cost for Plan Year	5.00%	5.50%	5.50%	5.00%	5.50%	5.50%	5.00%	5.00%	5.00%
Benefit Obligation at End of Plan Year	5.00%	5.00%	5.50%	5.00%	5.00%	5.50%	5.00%	5.00%	5.00%

Tompkins Trust Company offers post-retirement life and healthcare benefits, although as previously mentioned, has discontinued adding participants to the plan effective January 1, 2005. The weighted average annual assumed rate of increase in the per capita cost of covered benefits (the health care cost trend rate) is 6.75% beginning in 2013, and is assumed to decrease gradually to 5.0% in 2020 and beyond. A 1% increase in the assumed health care cost trend rate, would increase service and interest costs by approximately $20,500 and increase the Company’s benefit obligation by approximately $184,000. A 1% decrease in the assumed health care cost trend rate, would decrease service and interest costs by approximately $17,500 and decrease the Company’s benefit obligation by approximately $166,000.

To develop the expected long-term rate of return on assets assumption for the Pension Plan, the Company considered the historical returns and the future expectations for returns for each asset class, as well as target asset allocations of the pension portfolio. Based on this analysis, the Company selected 7.25% as the long-term rate of return on asset assumption.

The discount rates used to determine the Company’s DB Pension Plan and other post-retirement benefit obligations as of December 31, 2013, and December 31, 2012, were determined by matching estimated benefit cash flows to a yield curve derived from Citigroup’s regular bond yield and above-median bond yield curves at December 31, 2013 and December 31, 2012.

Cash Flows

Plan assets are amounts that have been segregated and restricted to provide benefits, and include amounts contributed by the Company and amounts earned from investing contributions, less benefits paid. The Company funds the cost of the SERP and the post-retirement medical and life insurance benefits on a pay-as-you-go basis.

The benefits as of December 31, 2013, expected to be paid in each of the next five fiscal years, and in the aggregate for the five fiscal years thereafter were as follows:

(in thousands)	Pension Plans	Life and Healthcare Plan	SERP Plan
2014	$3,115	$483	$455
2015	2,801	505	424
2016	3,055	564	427
2017	3,154	588	690
2018	3,335	538	685
2019-2023	20,534	2,682	3,555
Total	$35,994	$5,360	$6,236

Plan Assets

The Company’s DB Pension Plan’s weighted-average asset allocations at December 31, 2013 and 2012, respectively, by asset category are as follows:

	2013	2012
Equity securities	65%	58%
Debt securities	27%	33%
Other	8%	9%
Total Allocation	100%	100%

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

In general, the investment in debt securities is limited to readily marketable debt securities having a Standard & Poor’s rating of “A” or Moody’s rating of “A”, securities of, or guaranteed by the United States Government or its agencies, or obligations of banks or their holding companies that are rated in the three highest ratings assigned by Fitch Investor Service, Inc. In addition, investments in equity securities must be listed on the NYSE or traded on the national Over The Counter market or listed on the NASDAQ. Cash equivalents generally may be United States Treasury obligations, commercial paper having a Standard & Poor’s rating of “A-1” or Moody’s National Credit Officer rating of “P-1“or higher.

The major categories of assets in the Company’s Pension Plan as of year-end are presented in the following table. Assets are segregated by the level of valuation inputs within the fair value hierarchy established by ASC Topic 820 utilized to measure fair value (see Note 20-Fair Value Measurements).

Fair Value Measurements
December 31, 2013
	Fair Value
(in thousands)	2013	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$5,923	$5,923	$0	$0
U.S. Treasury securities	4,748	4,748	0	0
U.S. Government sponsored entities securities	988	0	988	0
Corporate bonds and notes	6,525	0	6,525	0
Common stocks	14,716	14,716	0	0
Mutual funds	37,283	37,283	0	0
Preferred stocks	750	0	750	0
Total Fair Value of Plan Assets	$70,933	$62,670	$8,263	$0

Fair Value Measurements
December 31, 2012
	Fair Value
(in thousands)	2012	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$4,938	$4,938	$0	$0
U.S. Treasury securities	2,449	2,449	0	0
U.S. Government sponsored entities securities	1,014	0	1,014	0
Corporate bonds and notes	7,636	0	7,636	0
Common stocks	13,099	13,099	0	0
Mutual funds	26,782	26,782	0	0
Preferred stocks	750	0	750	0
Total Fair Value of Plan Assets	$56,668	$47,268	$9,400	$0

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

The Company has an Employee Stock Ownership Plan (ESOP) and a 401(k) Investment and Stock Ownership Plan (ISOP) covering substantially all employees of the Company. The ESOP allows for Company contributions in the form of common stock of the Company. Annually, the Tompkins Board of Directors determines a profit-sharing payout to its employees in accordance with a performance-based formula. A percentage of the approved amount is paid in Company common stock into the ESOP. Contributions are limited to a maximum amount as stipulated in the ESOP. The remaining percentage is either paid out in cash or deferred into the ISOP at the direction of the employee. Compensation expense related to the ESOP and ISOP totaled $3.5 million in 2013, $1.9 million in 2012, and $2.5 million in 2011.

Under the ISOP, employees may contribute a percentage of their eligible compensation with a Company match of such contributions up to a maximum match of 4%. Participation in the 401(k) Plan is contingent upon certain age and service requirements. The Company’s expense associated with these matching provisions was $2.2 million in 2013, $1.7 million in 2012, and $1.4 million in 2011.

Life insurance benefits are provided to certain officers of the Company. In connection with these policies, the Company reflects life insurance assets on its Consolidated Statements of Condition of $69.3 million at December 31, 2013, and $65.1 million at December 31, 2012. The insurance is carried at its cash surrender value on the Consolidated Statements of Condition. Increases in the cash surrender value of the insurance are reflected as noninterest income, net of any related mortality expense.

The Company provides split dollar life insurance benefits to certain employees. The plan is unfunded and the estimated liability of the plan of $1.2 million and $935,000 is recorded in other liabilities in the Consolidated Statements of Condition at December 31, 2013 and 2012, respectively. Compensation expense related to the split dollar life insurance was approximately $42,000 in 2013 and $72,000 in 2012.

Note 14 Stock Plans and Stock Based Compensation

Under the Tompkins Financial Corporation 2009 Equity Plan (”2009 Equity Plan”), the Company may grant incentive stock options, stock appreciation rights, shares of restricted stock and restricted stock units covering up to 902,000 stock, common shares to certain officers, employees, and nonemployee directors. Stock options and stock appreciation rights are granted at an exercise price equal to the stock’s fair value at the date of grant, may not have a term in excess of ten years, and have vesting periods that range between one and seven years from the grant date. Restricted stock awards have vesting periods that range between one and seven years from grant date, and have grant fair values that equal the closing price of the Company’s common stock on grant date. Prior to the adoption of the 2009 Equity Plan, the Company had similar stock option plans, which remain in effect solely with respect to unexercised options issued under these plans.

The Company granted 110,075 equity awards to its employees in 2013. The awards consisted of 106,325 shares of restricted stock, 62,420 stock appreciation rights, and 3,750 shares of stock. The Company granted 71,420 incentive stock options in third quarter 2012. These options were granted to VIST employees to replace outstanding and vested employee stock options at the time of acquisition. The Company granted 155,725 equity awards to its employees in the third quarter of 2011. The third quarter 2011 awards included 37,725 shares of restricted stock and 118,000 stock appreciations rights.

The following table presents the activity related to stock options and stock appreciation rights and stock appreciation rights under all plans for the twelve months ended December 31, 2013.

	Number of Shares/Rights	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2013	898,868	$37.66
Granted	62,420	$40.60
Exercised	(218,734)	$36.74
Forfeited	(19,730)	$39.51
Outstanding at December 31, 2013	722,824	$38.14	4.77	$9,576,274
Exercisable at December 31, 2013	457,532	$37.45	3.51	$6,376,769

Total stock-based compensation expense for stock options was $833,000 in 2013, $1.1 million in 2012, and $1.1 million in 2011. As of December 31, 2013, unrecognized compensation cost related to unvested stock options totaled $2.1 million. The cost is expected to be recognized over a weighted average period of 3.9 years. Cash proceeds, tax benefits and intrinsic value related to total stock options exercised is as follows:

(in thousands)	2013	2012	2011
Proceeds from stock option exercises	$4,683	$2,494	$886
Tax benefits related to stock option exercises	331	342	16
Intrinsic value of stock option exercises	1,922	1,368	196

The Company uses the Black-Scholes option-valuation model to determine the fair value of each incentive stock options and stock appreciation rights at the date of grant. The valuation model estimates fair value based on the assumptions listed in the table below. The risk-free rate is the interest rate available on zero-coupon U.S. Treasury instruments with a remaining term equal to the expected term of the share option at the time of grant. The expected dividend yield is based on the dividend trends and the market price of the Company’s stock price at grant. Volatility is largely based on historical volatility of the Company’s stock price. Expected term is based upon historical experience of employee exercises and terminations as the vesting term of the grants. For the options granted in 2012, which were solely options granted to VIST employees to replace options outstanding and vested at acquisition, the expected term considered that the option grants were fully vested and in-the-money. The fair values of the grants are expensed over the vesting periods.

	2013	2012	2011
Weighted per share average fair value at grant date	$9.50	$15.50	$9.26
Risk-free interest rate	0.78%	0.26%	1.28%
Expected dividend yield	4.00%	3.80%	4.10%
Volatility	38.46%	28.34%	39.19%
Expected life (years)	5.50	2.00	6.50

Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$13.00-20.00	3,859	5.96	$16.47	3,859	$16.47
$20.01-29.30	19,328	7.02	$21.63	19,328	$21.63
$29.31-35.70	4,381	3.78	$30.96	4,381	$30.96
$35.71-36.00	49,723	0.33	$35.77	49,723	$35.77
$36.01-37.50	279,073	5.27	$37.18	159,528	$37.25
$37.51-41.00	205,885	4.41	$39.33	138,516	$38.75
$41.01-50.00	160,575	5.46	$41.74	82,197	$41.73
	722,824	4.77	$38.14	457,532	$37.45

The following table presents activity related to restricted stock awards for the twelve months ended December 31, 2013.

	Number of Shares	Weighted Average Exercise Price
Unvested at January 1, 2013	43,053	$37.89
Granted	106,325	40.60
Vested	(7,793)	38.21
Forfeited	(2,890)	39.36
Unvested at December 31, 2013	138,695	$39.92

The Company granted 106,325 restricted stock awards in 2013 at an average grant date fair value of $40.60. The Company did not grant any restricted stock awards in 2012. In 2011, the Company granted 37,725 restricted stock awards at a grant date fair value of $37.00. The grant date fair values were the closing prices of the Company’s common stock on the grant dates. The Company recognized stock-based compensation related to restricted stock awards of $550,000 in 2013, $246,000 in 2012 and $149,000 in 2011. Unrecognized compensation costs related to restricted stock awards totaled $4.1 million at December 31, 2013 and will be recognized over 5.9 years on a weighted average basis.

Note 15 Other Noninterest Income and Expense

Other income and operating expense totals are presented in the table below. Components of these totals exceeding 1% of the aggregate of total other noninterest income and total other noninterest expenses for any of the years presented below are stated separately.

	Year ended December 31,
(in thousands)	2013	2012	2011
NONINTEREST INCOME
Other service charges	$3,802	$3,050	$2,288
Increase in cash surrender value of corporate owned life insurance	2,021	1,715	1,504
Net (loss) gain on sale of loans	(133)	885	496
Other miscellaneous income	4,856	1,884	2,417
Total other noninterest income	$10,546	$7,534	$6,705

NONINTEREST EXPENSES
Marketing expense	$4,958	$4,064	$3,903
Professional fees	5,651	4,112	2,835
Technology expense	6,056	5,252	4,707
Cardholder expense	3,433	2,361	2,048
Other miscellaneous expenses	20,543	18,546	11,774
Total other noninterest expenses	$40,641	$34,335	$25,267

Note 16 Income Taxes

The income tax expense (benefit) attributable to income from operations is summarized as follows:

(in thousands)	Current	Deferred	Total
2013
Federal	$11,826	$7,138	$18,964
State	933	880	1,813
Total	$12,759	$8,018	$20,777
2012
Federal	$4,044	$6,602	$10,646
State	116	328	444
Total	$4,160	$6,930	$11,090
2011
Federal	$16,506	$(1,730)	$14,776
State	1,967	(370)	1,597
Total	$18,473	$(2,100)	$16,373

The primary reasons for the differences between income tax expense and the amount computed by applying the statutory federal income tax rate to earnings are as follows:

	2013	2012	2011
Statutory federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	1.6	0.6	2.0
Tax exempt income	(3.0)	(3.9)	(2.6)
Bank-owned life insurance income	(1.0)	(1.5)	(1.0)
Federal tax credit	(2.3)	(4.8)	(1.3)
All other	(1.3)	0.8	(0.5)
Total	29.0%	26.2%	31.6%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities as of December 31 were as follows:

(in thousands)	2013	2012	2011
Deferred tax assets:
Allowance for loan and lease losses	$10,946	$9,628	$11,066
Interest income on nonperforming loans	1,712	1,749	847
Compensation and benefits	12,448	11,151	9,441
Purchase accounting adjustments	5,746	16,221	0
Intangibles	95	392	0
Liabilities held at fair value	497	706	829
Tax credit carryforward	3,990	3,591	0
Other	2,838	1,590	1,200
Total	$38,272	$45,028	$23,383
Deferred tax liabilities:
Prepaid pension	$10,154	$8,477	$7,394
Depreciation	2,948	3,151	2,442
Intangibles	0	0	1,999
Other	1,050	1,262	1,060
Total deferred tax liabilities	$14,152	$12,890	$12,895
Net deferred tax asset at year-end	$24,120	$32,138	$10,488
Net deferred tax asset at beginning of year	$32,138	$10,488	$8,388
(Decrease) increase in net deferred tax asset	(8,018)	21,650	2,100
Purchase accounting adjustments, net	0	28,580	0
Deferred tax expense (benefit)	$8,018	$6,930	$(2,100)

This analysis does not include recorded deferred tax assets/(liabilities) of $5.5 million and ($17.6) million as of December 31, 2013 and 2012, respectively, related to net unrealized holdings losses/(gains) in the available-for-sale securities portfolio. In addition, the analysis excludes the recorded deferred tax assets of $11.2 million and $19.0 million, as of December 31, 2013 and 2012, respectively, related to employee benefit plans.

Realization of deferred tax assets is dependent upon the generation of future taxable income or the existence of sufficient taxable income within the carry-back period. A valuation allowance is provided when it is more likely than not that some portion of the deferred tax assets will not be realized. In assessing the need for a valuation allowance, management considers the scheduled reversal of the deferred tax liabilities, the level of historical taxable income, and the projected future taxable income over the periods in which the temporary differences comprising the deferred tax assets will be deductible. Based on its assessment, management determined that no valuation allowance is necessary at December 31, 2013 and 2012.

At December 31, 2013 and December 31, 2012, the Company had no ASC 740-10 unrecognized tax benefits. The Company does not expect the total amount of unrecognized tax benefits to significantly increase within the next twelve months. The Company recognizes interest and penalties on unrecognized tax benefits in income tax expense in its Consolidated Statements of Income.

The Company is subject to U.S. federal income tax and income tax in various state jurisdictions. All tax years ending after December 31, 2009 are open to examination by the taxing authorities.

Note 17 Other Comprehensive Income

The tax effect allocated to each component of other comprehensive income (loss) were as follows:

December 31, 2013 (in thousands)	Before-Tax Amount	Tax (Expense) Benefit	Net of Tax
Available-for-sale securities:
Change in net unrealized loss during the period	$(57,250)	$22,896	$(34,354)
Reclassification adjustment for net realized gain on sale included in available-for-sale securities	(599)	240	(359)
Net unrealized losses	(57,849)	23,136	(34,713)

Employee benefit plans:
Net retirement plan gain	16,813	(6,725)	10,088
Amortization of net retirement plan actuarial gain	2,579	(1,032)	1,547
Amortization of net retirement plan prior service cost	59	(24)	35
Amortization of net retirement plan transition liability	50	(20)	30
Employee benefit plans	19,501	(7,801)	11,700

Other comprehensive loss	$(38,348)	$15,335	$(23,013)

December 31, 2012 (in thousands)	Before-Tax Amount	Tax (Expense) Benefit	Net of Tax
Available-for-sale securities:
Change in net unrealized gain during the period	$5,359	$(2,145)	$3,214
Reclassification adjustment for net realized gain on sale included in available-for-sale securities	(324)	130	(194)
Reclassification adjustment for credit impairment on available-for-sale securities	196	(78)	118
Net unrealized gains	5,231	(2,093)	3,138
Employee benefit plans:
Net retirement plan loss	(5,061)	2,024	(3,037)
Amortization of net retirement plan actuarial gain	2,324	(929)	1,395
Amortization of net retirement plan prior service cost	59	(24)	35
Amortization of net retirement plan transition liability	67	(27)	40
Employee benefit plans	(2,611)	1,044	(1,567)

Other comprehensive income	$2,620	$(1,049)	$1,571

December 31, 2011 (in thousands)	Before-Tax Amount	Tax (Expense) Benefit	Net of Tax
Available-for-sale securities:
Change in net unrealized gain/loss during the period	$16,560	$(6,623)	$9,937
Reclassification adjustment for net realized gain on sale included in available-for-sale securities	(396)	158	(238)
Reclassification adjustment for credit impairment on available-for-sale securities	65	(26)	39
Net unrealized gains	16,229	(6,491)	9,738

Employee benefit plans:
Net retirement plan loss	(20,993)	8,398	(12,595)
Net retirement plan prior service credit	(793)	317	(476)
Amortization of net retirement plan actuarial gain	1,467	(587)	880
Amortization of net retirement plan prior service credit	(6)	2	(4)
Amortization of net retirement plan transition liability	67	(27)	40
Employee benefit plans	(20,258)	8,103	(12,155)
Other comprehensive loss	$(4,029)	$1,612	$(2,417)

The following table presents the activity in our accumulated other comprehensive income for the periods indicated:

(in thousands)	Available-for-Sale Securities	Employee Benefit Plans	Accumulated Other Comprehensive Income (loss)
Balance at January 1, 2011	$13,480	(14,740)	(1,260)
Other comprehensive income (loss)	9,738	(12,155)	(2,417)
Balance at December 31 2011	23,218	(26,895)	(3,677)

Balance at January 1, 2012	23,218	(26,895)	(3,677)
Other comprehensive income (loss)	3,138	(1,567)	1,571
Balance at December 31, 2012	26,356	$(28,462)	$(2,106)

Balance at January 1, 2013	26,356	(28,462)	(2,106)
Other comprehensive income (loss)	(34,713)	11,700	(23,013)
Balance at December 31, 2013	$(8,357)	$(16,762)	$(25,119)

December 31, 2013

Details about Accumulated other Comprehensive Income Components (in thousands)	Amount Reclassified from Accumulated Other Comprehensive Income[1]	Affected Line Item in the Statement Where Net Income is Presented
Available-for-sale securities:
Unrealized gains and losses on available-for-sale securities	$599	Net gain on securities transactions
	(240)	Tax expense
	359	Net of tax
Employee benefit plans:
Amortization of the following [2]
Net retirement plan actuarial loss	(2,579)
Net retirement plan prior service cost	(59)
Net retirement plan transition liability	(50)
	(2,688)	Total before tax
	1,075	Tax benefit
	(1,613)	Net of tax

December 31, 2012

Details about Accumulated other Comprehensive Income Components (in thousands)	Amount Reclassified from Accumulated Other Comprehensive Income[1]	Affected Line Item in the Statement Where Net Income is Presented
Available-for-sale securities:
Unrealized gains and losses on available-for-sale securities	$324	Net gain on securities transactions
	(130)	Tax expense
	194	Net of tax
Employee benefit plans:
Amortization of the following [2]
Net retirement plan actuarial loss	(2,324)
Net retirement plan prior service cost	(59)
Net retirement plan transition liability	(67)
	(2,450)	Total before tax
	980	Tax benefit
	(1,470)	Net of tax

1 Amounts in parentheses indicate debits in income statement

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

The Company’s maximum potential obligations to extend credit for loan commitments (unfunded loans, unused lines of credit, and standby letters of credit) outstanding on December 31 were as follows:

(in thousands)	2013	2012
Loan commitments	$302,262	$223,141
Standby letters of credit	62,582	68,723
Undisbursed portion of lines of credit	395,208	367,221
Total	$760,052	$659,085

Commitments to extend credit (including lines of credit) are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Standby letters of credit are conditional commitments to guarantee the performance of a customer to a third party. The Company extends standby letters of credit to its customers in the normal course of business. The standby letters of credit are generally short-term. As of December 31, 2013, the Company’s maximum potential obligation under standby letters of credit was $62.6 million. Management uses the same credit policies in making commitments to extend credit and standby letters of credit as are used for on-balance-sheet lending decisions. Based upon management’s evaluation of the counterparty, the Company may require collateral to support commitments to extend credit and standby letters of credit. The credit risk amounts are equal to the contractual amounts, assuming the amounts are fully advanced and collateral or other security is of no value. The Company does not anticipate losses as a result of these transactions. These commitments also have off-balance-sheet interest-rate risk, in that the interest rate at which these commitments were made may not be at market rates on the date the commitments are fulfilled. Since some commitments and standby letters of credit are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash flow requirements.

At December 31, 2013, the Company had rate lock agreements associated with mortgage loans to be sold in the secondary market (certain of which relate to loan applications for which no formal commitment has been made) amounting to approximately $434,000. In order to limit the interest rate risk associated with rate lock agreements, as well as the interest rate risk associated with mortgages held for sale, if any, the Company enters into agreements to sell loans in the secondary market to unrelated investors on a loan-by-loan basis. At December 31, 2013, the Company had approximately $434,000 of commitments to sell mortgages to unrelated investors on a loan-by-loan basis.

In the normal course of business, the Company is involved in various legal proceedings. In the opinion of management, based upon the review with counsel, the proceedings are not expected to have a material effect on the Company’s financial condition or results of operations.

Note 19 Earnings Per Share

Calculation of basic earnings per share (Basic EPS) and diluted earnings per share (Diluted EPS) is shown below.

	Year ended December 31,
(in thousands, except share and per share data)	2013	2012	2011
Basic
Net income available to common shareholders	$50,856	$31,285	$35,419
Less: dividends and undistributed earnings allocated to unvested restricted stock awards	(418)	(115)	(120)
Net earnings allocated to common shareholders	50,438	31,170	35,299

Weighted average shares outstanding, including participating securities	14,587,187	12,843,618	11,030,578

Less: average participating securities	(109,570)	(46,445)	(28,472)
Weighted average shares outstanding - Basic	14,477,617	12,797,173	11,002,106

Diluted
Net earnings allocated to common shareholders	50,438	31,170	35,299

Weighted average shares outstanding - Basic	14,477,617	12,797,173	11,002,106

Dilutive effect of common stock options or restricted stock awards	96,302	38,870	33,278

Weighted average shares outstanding - Diluted	14,573,919	12,836,043	11,035,384

Basic EPS	3.48	2.44	3.21
Diluted EPS	3.46	2.43	3.20

There were approximately 229,868, and 651,092, and 734,263 weighted average stock options for the years ended December 31, 2013, 2012, and 2011, respectively, that were not considered in the calculation of diluted earnings per share since the stock options’ exercise prices were greater than the average market price during these periods.

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

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of December 31, 2013 and 2012 segregated by the level of valuation inputs within the fair value hierarchy used to measure fair value.

Recurring Fair Value Measurements

December 31, 2013

	Fair Value
(in thousands)	12/31/2013	(Level 1)	(Level 2)	(Level 3)
Trading securities
Obligations of U.S. Government sponsored entities	$8,275	$0	$8,275	$0
Mortgage-backed securities - residential	2,716	0	2,716	0

Available-for-sale securities
Obligations of U.S. Government sponsored entities	556,345	0	556,345	0
Obligations of U.S. states and political subdivisions	67,962	0	67,962	0
Mortgage-backed securities - residential
U.S. Government agencies	146,678	0	146,678	0
U.S. Government sponsored entities	577,472	0	577,472	0
Non-U.S. Government agencies or sponsored entities	311	0	311	0
U.S. corporate debt securities	4,633	0	4,633	0
Equity securities	1,410	0	0	1,410

Borrowings
Other borrowings	11,292	0	11,292	0

The change in the fair value of the $1.4 million of available-for-sale securities valued using significant unobservable inputs (level 3), between January 1, 2013 and December 31, 2013 was immaterial.

Recurring Fair Value Measurements

December 31, 2012

	Fair Value
(in thousands)	12/31/12	(Level 1)	(Level 2)	(Level 3)
Trading securities
Obligations of U.S. Government sponsored entities	$11,860	$0	$11,860	$0
Mortgage-backed securities - residential	4,590	0	4,590	0

Available-for-sale securities
U.S. Treasury securities	1,004	0	1,004	0
Obligations of U.S. Government sponsored entities	593,778	0	593,778	0
Obligations of U.S. states and political subdivisions	79,056	0	79,056	0
Mortgage-backed securities - residential
U.S. Government agencies	167,667	0	167,667	0
U.S. Government sponsored entities	540,355	0	540,355	0
Non-U.S. Government agencies or sponsored entities	4,354	0	4,354	0
U.S. corporate debt securities	5,083	0	5,083	0
Equity securities	2,043	0	985	1,058

Borrowings
Other borrowings	11,847	0	11,847	0

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

Fair values of borrowings are estimated using Level 2 inputs based upon observable market data. The Company determines fair value for its borrowings using a discounted cash flow technique based upon expected cash flows and current spreads on FHLB advances with the same structure and terms. The Company also receives pricing information from third parties, including the FHLB. The pricing obtained is considered representative of the transfer price if the liabilities were assumed by a third party. The Company’s potential credit risk did not have a material impact on the quoted settlement prices used in measuring the fair value of the FHLB borrowings for the twelve months ended December 31, 2013.

Certain assets are measured at fair value on a nonrecurring basis, that is, they are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances. For the Company, these include loans held for sale, collateral dependent impaired loans, other real estate owned, goodwill and other intangible assets. During 2013, certain collateral dependent impaired loans and other real estate owned at December 31, 2013, were adjusted down to fair value. Collateral values are estimated using Level 2 inputs based upon observable market data. Real estate values are generally valued using independent appraisals or other indications of value based on recent comparable sales of similar properties or assumptions generally available in the market.

There were no transfers between Level 2 and Level 3 values during 2013.

		Fair value measurements at reporting date using:			Gain (losses) from fair value changes
(in thousands)	As of	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs	Twelve months ended
Assets:	12/31/2013	(Level 1)	(Level 2)	(Level 3)	12/31/2013
Impaired Loans	$6,846	$0	$6,846	$0	$(247)
Other real estate owned	3,892	0	3,892	0	(84)

		Fair value measurements at reporting date using:			Gain (losses) from fair value changes
(in thousands)	As of	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs	Twelve months ended
Assets:	12/31/2012	(Level 1)	(Level 2)	(Level 3)	12/31/2012
Impaired Loans	$8,918	$0	$8,918	$0	$0
Other real estate owned	4,654	0	4,654	0	(101)

The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments at December 31, 2013 and 2012. The carrying amounts shown in the table are included in the Consolidated Statements of Condition under the indicated captions. The fair value estimates, methods and assumptions set forth below for the Company’s financial instruments, including those financial instruments carried at cost, are made solely to comply with disclosures required by generally accepted accounting principles in the United States and does not always incorporate the exit-price concept of fair value prescribed by ASC Topic 820-10 and should be read in conjunction with the financial statements and notes included in this Report.

Estimated Fair Value of Financial Instruments

December 31, 2013

(in thousands)	Carrying Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets:

Cash and cash equivalents	$82,884	$82,884	$82,884	$0	$0
Securities - held-to-maturity	18,980	19,625	0	19,625
FHLB and FRB stock	25,041	25,041	0	25,041	0
Accrued interest receivable	16,586	16,586	0	16,586	0
Loans and leases, net[1]	3,166,314	3,201,837	0	6,846	3,194,991

Financial Liabilities:

Time deposits	$865,702	$870,857	$0	$870,857	$0
Other deposits	3,081,514	3,081,514	0	3,081,514	0
Securities sold under agreements to repurchase	167,724	173,425	0	173,425	0
Other borrowings	320,239	326,193	0	326,193	0
Trust preferred debentures	37,169	41,673	0	41,673	0
Accrued interest payable	2,121	2,121	0	2,121	0

1 Lease receivables, although excluded from the scope of ASC Topic 825, are included in the estimated fair value amounts at their carrying value.

Estimated Fair Value of Financial Instruments

December 31, 2012

(in thousands)	Carrying Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets:

Cash and cash equivalents	$118,930	$118,930	$118,930	$0	$0
Securities - held-to-maturity	24,062	25,163	0	25,163
FHLB and FRB stock	19,388	19,388	0	19,388	0
Accrued interest receivable	17,516	17,516	0	17,516	0
Loans and leases, net[1]	2,929,967	3,047,833	0	8,918	3,038,915

Financial Liabilities:

Time deposits	$973,883	$984,435	$0	$984,435	$0
Other deposits	2,976,286	2,976,286	0	2,976,286	0
Securities sold under agreements to repurchase	213,973	222,873	0	222,873	0
Other borrowings	100,001	111,203	0	111,203	0
Trust preferred debentures	43,668	49,421	0	49,421	0
Accrued interest payable	3,067	3,067	0	3,067	0

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

FHLB stock: The carrying amount of FHLB stock approximates fair value. If the stock is redeemed, the Company will receive an amount equal to the par value of the stock.

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

Capital Requirements:

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

As of December 31, 2013, the most recent notifications from Federal bank regulatory agencies categorized the Tompkins Trust Company, The Bank of Castile, Mahopac Bank, and VIST Bank as “well capitalized” under the regulatory framework for PCA. To be categorized as well capitalized, the Company and its subsidiary banks must maintain total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table below. There are no conditions or events since that notification that management believes have changed the capital category of the Company or its subsidiary banks. Actual capital amounts and ratios of the Company and its subsidiary banks are as follows:

		Required		Required
		to be		to be
	Actual	Adequately Capitalized		Well Capitalized
(dollar amounts in thousands)	Amount/Ratio	Amount/Ratio		Amount/Ratio
December 31, 2013
Total Capital (to risk-weighted assets)
The Company (consolidated)	$441,062/13.4%	>$	262,966/>8.0%	>$	328,707/>10.0%
Trust Company	$126,935/13.3%	>$	76,653/>8.0%	>$	95,816/>10.0%
Castile	$87,340/11.4%	>$	61,435/>8.0%	>$	76,794/>10.0%
Mahopac	$97,993/14.6%	>$	53,704/>8.0%	>$	67,130/>10.0%
VIST	$111,175/12.8%	>$	69,548/>8.0%	>$	86,936/>10.0%
Tier I Capital (to risk-weighted assets)
The Company (consolidated)	$412,688/12.6%	>$	131,483/>4.0%	>$	197,224/>6.0%
Trust Company	$119,508/12.5%	>$	38,326/>4.0%	>$	57,490/>6.0%
Castile	$80,623/10.5%	>$	30,718/>4.0%	>$	46,076/>6.0%
Mahopac	$89,572/13.3%	>$	26,852/>4.0%	>$	40,278/>6.0%
VIST	$107,692/12.4%	>$	34,774/>4.0%	>$	52,161/>6.0%
Tier I Capital (to average assets)
The Company (consolidated)	$412,688/8.5%	>$	145,279/>3.0%	>$	242,132/>5.0%
Trust Company	$119,508/7.6%	>$	47,295/>3.0%	>$	78,824/>5.0%
Castile	$80,623/7.5%	>$	32,159/>3.0%	>$	53,599/>5.0%
Mahopac	$89,572/9.3%	>$	28,970/>3.0%	>$	48,283/>5.0%
VIST	$107,692/8.6%	>$	37,383/>3.0%	>$	62,304/>5.0%

December 31, 2012
Total Capital (to risk-weighted assets)
The Company (consolidated)	$402,281/12.9%	>$	249,830/>8.0%	>$	312,288/>10.0%
Trust Company	$120,612/12.4%	>$	77,631/>8.0%	>$	97,039/>10.0%
Castile	$80,341/11.5%	>$	55,818/>8.0%	>$	69,773/>10.0%
Mahopac	$89,381/14.7%	>$	48,625/>8.0%	>$	60,782/>10.0%
VIST	$97,870/11.8%	>$	66,491/>8.0%	>$	83,113/>10.0%
Tier I Capital (to risk-weighted assets)
The Company (consolidated)	$377,249/12.1%	>$	124,915/>4.0%	>$	187,373/>6.0%
Trust Company	$113,211/11.7%	>$	38,816/>4.0%	>$	58,224/>6.0%
Castile	$73,559/10.5%	>$	27,909/>4.0%	>$	41,864/>6.0%
Mahopac	$81,749/13.5%	>$	24,313/>4.0%	>$	36,469/>6.0%
VIST	$97,365/11.7%	>$	33,245/>4.0%	>$	49,868/>6.0%
Tier I Capital (to average assets)
The Company (consolidated)	$377,249/7.9%	>$	142,867/>3.0%	>$	238,111/>5.0%
Trust Company	$113,211/7.2%	>$	46,922/>3.0%	>$	78,203/>5.0%
Castile	$73,559/7.4%	>$	30,025/>3.0%	>$	50,042/>5.0%
Mahopac	$81,749/9.0%	>$	27,122/>3.0%	>$	45,203/>5.0%
VIST	$97,365/7.5%	>$	39,101/>3.0%	>$	65,169/>5.0%

During the first quarter of 2010, Mahopac’s primary regulator, the Office of the Comptroller of the Currency (“OCC”), notified the Company that it was requiring Mahopac to maintain certain minimum capital ratios at levels higher than those otherwise required by applicable regulations. Mahopac has exceeded these minimum requirements since the time of the notification and during the first quarter of 2013, the Company was notified by the OCC that it was no longer requiring Mahopac to maintain the higher capital ratios agreed to in 2010.

In July 2013, the FRB approved and published the final Basel III Capital Rules establishing a new comprehensive capital framework for U.S. banking organizations. The rules implement the Basel Committee’s December 2010 framework known as “Basel III” for strengthening international capital standards as well as certain provisions of the Dodd-Frank Act. The Basel III Capital Rules substantially revise the risk-based capital requirements applicable to bank holding companies and depository institutions, including Tompkins, compared to the current U.S. risk-based capital rules. The Basel III Capital Rules define the components of capital and address other issues affecting the numerator in banking institutions’ regulatory capital ratios. The Basel III Capital Rules also address risk weights and other issues affecting the denominator in banking institutions’ regulatory capital ratios and replace the existing risk-weighting approach, which was derived from the Basel I capital accords of the Basel Committee, with a more risk-sensitive approach based, in part, on the standardized approach in the Basel Committee’s 2004 “Basel II” capital accords. The Basel III Capital Rules also implement the requirements of Section 939A of the Dodd-Frank Act to remove references to credit ratings from the federal banking agencies’ rules. The Basel III Capital Rules are effective for Tompkins on January 1, 2015 (subject to a phase-in period).

Dividend Restrictions:

Generally, dividends from the banking subsidiaries to the Company are limited to retained net profits for the current year and the two preceding years, unless specific approval is received from the appropriate bank regulatory authority. At December 31, 2013, the retained net profits of the Company’s bank subsidiaries available to pay dividends were $34.6 million.

Charter Conversion:

On December 31, 2013, Mahopac National Bank, one of the Company’s four banking subsidiaries and the only nationally chartered bank, became a New York State chartered bank. As a result, all four of the Company’s banking subsidiaries are now state chartered banks. Accordingly, the New York Department of Financial Services and the Federal Deposit Insurance Corporation are now the primary regulators of Mahopac Bank and Mahopac Bank will no longer be regulated by the OCC.

Note 22 Condensed Parent Company Only Financial Statements

Condensed financial statements for Tompkins (the Parent Company) as of December 31 are presented below.

Condensed Statements of Condition
(in thousands)	2013	2012
Assets
Cash	$7,565	$14,135
Available-for-sale securities, at fair value	225	225
Investment in subsidiaries, at equity	486,475	475,359
Other	14,819	13,814
Total Assets	$509,084	$503,533

Liabilities and Shareholders’ Equity
Borrowings	$14,500	$20,000
Trust preferred debentures issued to non-consolidated subsidiary	33,256	39,760
Other liabilities	4,841	3,865
Tompkins Financial Corporation Shareholders’ Equity	456,487	439,908
Total Liabilities and Shareholders’ Equity	$509,084	$503,533

Condensed Statements of Income
(in thousands)	2013	2012	2011
Dividends from available-for-sale securities	$4	$4	$1
Dividends received from subsidiaries	25,991	39,525	19,025
Other Income	1,627	69	461
Total Operating Income	27,622	39,598	19,487

Interest expense	3,087	2,232	1,790
Other expenses	6,352	21,197	4,820
Total Operating Expenses	9,439	23,429	6,610
Income Before Taxes and Equity in Undistributed Earnings of Subsidiaries	18,183	16,169	12,877
Income tax benefit	3,959	9,396	3,333
Equity in undistributed earnings of subsidiaries	28,714	5,720	19,209
Net Income	$50,856	$31,285	$35,419

Condensed Statements of Cash Flows

(in thousands)	2013	2012	2011
Operating activities
Net income	$50,856	$31,285	$35,419
Adjustments to reconcile net income to net cash provided by operating activities
Equity in undistributed earnings of subsidiaries	(28,800)	(5,720)	(19,209)
Other, net	(1,769)	4,075	582
Net Cash Provided by Operating Activities	20,287	29,640	16,792
Investing activities

Investments in subsidiaries	0	(30,143)	(137)
Other, net	(3,482)	(25,600)	(613)
Net Cash Used in Investing Activities	(3,482)	(55,743)	(750)
Financing activities
Borrowings, net	(10,691)	9,231	(8,673)
Common stock	0	37,978	0
Cash dividends	(22,463)	(19,021)	(15,420)
Repurchase of common shares	0	0	(17)
Shares issued for dividend reinvestment plans	4,046	1,936	2,435
Shares issued for employee stock ownership plan	717	1,037	1,053
Net proceeds from exercise of stock options	4,683	2,494	866
Tax benefits of stock options exercised	331	342	16
Net Cash (Used in) Provided by Financing Activities	(23,377)	33,997	(19,740)
Net (decrease) increase in cash	(6,572)	7,894	(3,698)
Cash at beginning of year	14,135	6,241	9,939
Cash at End of Year	$7,563	$14,135	$6,241

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

Banking

The bank segment is primarily comprised of its four banking subsidiaries: Tompkins Trust Company; a commercial bank with 14 banking offices operated in Ithaca, NY and surrounding communities, the Bank of Castile; a commercial bank with 16 banking offices conducting operations in the towns situated in and around the areas commonly known as the Letchworth State Park area and the Genesee Valley region of New York State, the Mahopac National Bank; a commercial bank operating 15 full-service banking offices and one limited service office in the counties north of New York City and VIST Bank; a banking organization with 20 banking offices headquartered and operating in Southeastern Pennsylvania.

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

Wealth Management

The Wealth Management segment is organized under the Tompkins Financial Advisors brand name consisting of services and products offered through Tompkins Investment Services (“TIS”), a division of Tompkins Trust Company, and TFA Management, Inc. Tompkins Financial Advisors offers a comprehensive suite of financial services to customers, including trust and estate services, investment management and financial and insurance planning for individuals, corporate executives, small business owners and high net worth individuals. Recently, through the acquisition of VIST Financial Corp., VIST Capital Management, LLC was added into Tompkins Financial Advisors brand; offering a complimentary assortment of full service investment advisory and brokerage services for individual financial planning, investments and corporate and small business pension and retirement planning solutions. Tompkins Financial Advisors has offices in each of the Company’s 4 banking subsidiary banks.

The number of reportable segments were increased from two to three segments in the third quarter of 2012. At that time, the Company determined that a change in its reportable business segments was warranted due to the acquisition of VIST Financial effective August 1, 2012. The acquisition included VIST Insurance which approximately doubled annual insurance revenues of Tompkins Insurance when compare to pre-VIST results. Consequently, insurance revenues exceed the quantitative thresholds set forth in ASC 280-10-50-12 for identifying reportable segments. As such, management determined that it was appropriate to report Insurance and Wealth Management as separate business segments. Previously, these two reportable business segments were reported as a single Financial Services segment. The prior year information contained within this report has been restated to reflect the change in the number of reportable business segments from two to three reportable business segments. The sum of the Insurance and Wealth Management segments is equal to the historic Financial Services Segment.

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

As of and for the year ended December 31, 2013
(in thousands)	Banking	Insurance	Wealth Management	Intercompany	Consolidated
Interest income	$184,914	$8	$189	$(7)	$185,104
Interest expense	23,982	0	0	(7)	23,975
Net interest income	160,932	8	189	0	161,129
Provision for loan and lease losses	6,161	0	0	0	6,161
Noninterest income	27,870	27,660	15,889	(1,521)	69,898
Noninterest expense1	119,926	22,431	12,266	(1,521)	153,102
Income before income tax expense	62,715	5,237	3,812	0	71,764
Income tax expense	17,434	2,057	1,286	0	20,777
Net Income attributable to noncontrolling interests and Tompkins Financial Corporation	45,281	3,180	2,526	0	50,987
Less: Net income attributable to noncontrolling interests	131	0	0	0	131
Net Income attributable to Tompkins Financial Corporation	$45,150	$3,180	$2,526	$0	$50,856

Depreciation and amortization	$5,360	$210	$135	$0	$5,706
Assets	4,965,154	31,639	12,730	(6,484)	5,003,039
Goodwill	64,369	19,560	8,211	0	92,140
Other intangibles, net	10,716	4,988	594	0	16,298
Net loans and leases	3,166,314	0	0	0	3,166,314
Deposits	3,953,428	0	0	(6,212)	3,947,216
Total equity	421,631	25,812	10,496	0	457,939

As of and for the year ended December 31, 2012
(in thousands)	Banking	Insurance	Wealth Management	Intercompany & Merger	Consolidated
Interest income	$158,111	$7	$256	$(18)	$158,356
Interest expense	24,220	11	0	(18)	24,213
Net interest income	133,891	(4)	256	0	134,143
Provision for loan and lease losses	8,837	0	0	0	8,837
Noninterest income	22,368	18,909	15,757	(2,226)	54,808
Noninterest expense1	96,686	15,042	12,440	13,440	137,608
Income before income tax expense	50,736	3,863	3,573	(15,666)	42,506
Income tax expense	12,877	1,512	1,190	(4,489)	11,090
Net Income attributable to noncontrolling interests and Tompkins Financial Corporation	37,859	2,351	2,383	(11,177)	31,416
Less: Net income attributable to noncontrolling interests	131	0	0	0	131
Net Income attributable to Tompkins Financial Corporation	$37,728	$2,351	$2,383	$(11,177)	$31,285
Depreciation and amortization	$4,984	$196	$145	$0	$5,326
Assets	4,799,579	30,772	12,004	(5,158)	4,837,197
Goodwill	64,534	19,560	8,211	0	92,305
Other intangibles, net	12,338	5,638	667	0	18,643
Net loans and leases	2,929,967	0	0	0	2,929,967
Deposits	3,955,022	0	0	(4,853)	3,950,169
Total equity	407,963	24,183	9,214	0	441,360

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

As of and for the year ended December 31, 2011
(in thousands)	Banking	Insurance	Wealth Management	Intercompany & Merger	Consolidated
Interest income	$136,827	$11	$261	$(11)	$137,088
Interest expense	25,692	1	0	(11)	25,682
Net interest income	111,135	10	261	0	111,406
Provision for loan and lease losses	8,945	0	0	0	8,945
Noninterest income	21,095	12,714	15,482	(1,277)	48,014
Noninterest expense1	77,480	10,084	12,265	(1,277)	98,552
Income before income tax expense	45,805	2,640	3,478	0	51,923
Income tax expense	14,171	1,032	1,170	0	16,373
Net Income attributable to noncontrolling interests and Tompkins Financial Corporation	31,634	1,608	2,308	0	35,550
Less: Net income attributable to noncontrolling interests	131	0	0	0	131
Net Income attributable to Tompkins Financial Corporation	$31,503	$1,608	$2,308	$0	$35,419

Depreciation and amortization	$4,453	$179	$126	$0	$4,758
Assets	3,373,893	17,950	12,006	(3,601)	3,400,248
Goodwill	23,600	12,287	8,011	0	43,898
Other intangibles, net	2,458	1,138	500	0	4,096
Net loans and leases	1,954,256	0	0	0	1,954,256
Deposits	2,663,905	0	0	(3,341)	2,660,564
Total equity	276,311	13,659	9,173	0	299,143

Unaudited Quarterly Financial Data
	2013
(in thousands)	First	Second	Third	Fourth
Interest and dividend income	$44,457	$45,960	$46,379	$48,308
Interest expense	6,251	6,134	5,906	5,684
Net interest income	38,206	39,826	40,473	42,624
Provision for loan and lease losses	1,038	2,489	2,049	585
Income before income tax	17,038	16,101	19,398	19,227
Net income	11,510	11,007	14,049	14,290
Net income per common share (basic)	0.80	0.76	0.96	0.97
Net income per common share (diluted)	0.79	0.75	0.95	0.96

Unaudited Quarterly Financial Data
	2012
(in thousands)	First	Second	Third	Fourth
Interest and dividend income	$33,128	$33,541	$42,919	$48,768
Interest expense	5,687	5,431	6,176	6,919
Net interest income	27,441	28,110	36,743	41,849
Provision for loan and lease losses	1,125	1,011	1,042	5,659
Income before income tax	11,606	13,010	4,280	13,610
Net income	7,811	8,826	3,487	11,161
Net income per common share (basic)	0.70	0.72	0.26	0.78
Net income per common share (diluted)	0.70	0.72	0.25	0.77

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, including its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2013. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that as of the end of the period covered by this Form 10-K, the Company’s disclosure controls and procedures were effective.

Management’s Annual Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. As of December 31, 2013, management evaluated the effectiveness of the Company’s internal control over financial reporting based on the framework for effective internal control over financial reporting established in “Internal Control - Integrated Framework,” issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on its evaluation under the COSO framework, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2013. The results of management’s assessment was reviewed with the Company’s Audit Committee of its Board of Directors. The registered public accounting firm that audited the Company’s financial statements included in this report has issued an attestation report on the Company’s internal controls over financial reporting, which is included in Part II, Item 8 of this Report.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the year ended December 31, 2013, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated herein by reference to the material under the captions “Proposal 1 – Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance”; the discussion of the Company’s code of ethics under the caption “Corporate Governance Matters”; the discussion of director nominees by stockholders and the Audit/Examining Committee under the caption “Board of Directors Meetings and Committees” all in the Company’s proxy statement relating to its 2014 annual meeting of shareholders (the “Proxy Statement”), which the /Company intends to file with the Securities and Exchange Commission on or about April 1, 2014; and the material captioned “Executive Officers of the Registrant” in Part I of this Report on Form 10-K.

Item 11. Executive Compensation

The information called for by this item is incorporated herein by reference to the material under the captions, “Executive Compensation”, “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” in the Proxy Statement.

The material incorporated herein by reference to the material under the caption “Compensation Committee Report” in the Proxy Statement shall not be deemed incorporated by reference into any filing under the Securities Act Exchange Act to be “soliciting material” or to be “filed” with the Commission or subject to Regulation 14A, or to the liabilities of Section 18 of the Exchange Act, and shall not be deemed to be incorporated by reference into any filing under the Securities Act Exchange Act, except to the extent that the Company specifically requests that the information be treated as soliciting material or specifically incorporates it by reference into such filing.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information regarding stock-based compensation awards outstanding and available for future grant as of December 31, 2013 is presented in the table below.

Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (excluding Securities in Column (a), (c)
Equity Compensation Plans Approved by Security Holders	861,519	$38.43	265,490
Equity Compensation Plans Not Approved by Security Holders	0	0	0

Information regarding security ownership of management and certain beneficial owners is furnished by incorporation by reference to all information under the caption of “Beneficial Ownership of Common Stock” in the Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information called for by this item is incorporated herein by reference to the material under the captions “Affirmative Determination of Director Independence” and “Transactions with Related Persons” in the Proxy Statement.

Item 14. Principal Accountant Fees and Services

The information called for by this item is incorporated herein by reference to the material under the caption “Independent Registered Public Accounting Firm” in the Proxy Statement.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1)	The following financial statements and Report of KPMG are included in this Annual Report on Form 10-K:

Report of KPMG LLP, Independent Registered Public Accounting Firm
Consolidated Statements of Condition for the years ended December 31, 2013 and 2012
Consolidated Statements of Income for the years ended December 31, 2013, 2012, and 2011
Consolidated Statement of Comprehensive Income for the years ended December 31, 2013, 2012, and 2011
Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012, and 2011
Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2013, 2012, and 2011
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

Date: March 14, 2014

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

Signature	Date	Capacity	Signature	Date	Capacity

/S/ James J. Byrnes	3/14/14	Chairman of the Board	/S/Carl E. Haynes	3/14/14	Director
James J. Byrnes		Director	Carl E. Haynes

/S/ Stephen S. Romaine	3/14/14	President and Chief	/S/Susan A. Henry	3/14/14	Director
Stephen S. Romaine		Executive Officer	Susan A. Henry
Director

/S/James W. Fulmer	3/14/14	Vice Chairman, Director	/S/Patricia A. Johnson	3/14/14	Director
James W. Fulmer			Patricia A. Johnson

/S/Francis M. Fetsko	3/14/14	Executive Vice	/S/Frank C. Milewski	3/14/14	Director
Francis M. Fetsko		President and	Frank C. Milewski
Chief Financial Officer
(Principal Financial Officer)
		(Principal Accounting	/S/Sandra A. Parker	3/14/14	Director
		Officer)	Sandra A. Parker

/S/John E. Alexander	3/14/14	Director	/S/Thomas R. Rochon	3/14/14	Director
John E. Alexander			Thomas R. Rochon

/S/Paul J. Battaglia	3/14/14	Director	/S/Michael H. Spain	3/14/14	Director
Paul J. Battaglia			Michael H. Spain

/S/Daniel J. Fessenden	3/14/14	Director	/S/William D. Spain, Jr.	3/14/14	Director
Daniel J. Fessenden			William D. Spain, Jr.

/S/Reeder D. Gates	3/14/14	Director	/S/Alfred J. Weber	3/14/14	Director
Reeder D. Gates			Alfred J. Weber

/S/ James R. Hardie	3/14/14	Director	/S/Craig Yunker	3/14/14	Director
James R. Hardie			Craig Yunker

(a)(3) Exhibits

Item No.	Description

2.1	Agreement and Plan of Reorganization, dated as of March 14, 1995, among the Bank, the Company and the Interim Bank, incorporated herein by reference to Exhibit 2 to the Company’s Registration Statement on From 8-A (No. 0-38625), filed with the Commission on January 22, 1996.

2.2	Agreement and Plan of Reorganization, dated as of July 30, 1999, between the Company and Letchworth, incorporated herein by reference to Annex A to the Company’s Registration Statement on Form S-4 (Registration No. 333-90411), filed with the Commission on November 5, 1999.

2.3	Agreement and Plan of Merger, dated January 25, 2012, by and among the Company, TMP Mergeco, Inc. and VIST Financial Corp., incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the Commission on January 26, 2012.

2.4	First Amendment to the Agreement and Plan of Merger, dated July 31, 2012, by and among the Company, TMP Mergeco, Inc. and VIST Financial Corp., incorporated herein by reference to Exhibit 10.1 to the Company’s Amended Quarterly Report on Form 10-Q/A, filed with the Commission on September 7, 2012.

3.1	Amended and Restated Certificate of Incorporation of the Company, incorporated herein by reference to Exhibit 3(i) to the Company’s Form 10-Q, filed with the Commission on August 11, 2008.

3.2	Second Amended and Restated Bylaws of the Company, incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the Commission on January 31, 2011.

4.1	Form of Specimen Common Stock Certificate of the Company, incorporated herein by reference to Exhibit 4 to the Company’s Registration Statement on Form 8-A (No. 0-27514), filed with the Commission on December 29, 1995.

4.2	Indenture (Tompkins Capital Trust I), dated as of April 10, 2009, incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the Commission on April 16, 2009.

4.3	Form of Subordinated Debenture (Tompkins Capital Trust I), included as Exhibit A to Exhibit 4.2 and incorporated herein by reference.

4.4	Amended and Restated Trust Agreement (Tompkins Capital Trust I), dated as of April 10, 2009, incorporated herein by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K, filed with the Commission on April 16, 2009.

4.5	Form of Convertible Preferred Security Certificate of Tompkins Capital Trust I, included as Exhibit D to Exhibit 4.4 and incorporated herein by reference.

4.6	Preferred Securities Guarantee Agreement, dated as of April 10, 2009, incorporated herein by reference to Exhibit 4.5 to the Company’s Current Report on From 8-K, filed with the Commission on April 16, 2009.

4.7	Agreement as to Expenses and Liabilities, dated as of April 10, 2009, incorporated herein by reference to Exhibit 4.6 to the Company’s Current Report on Form 8-K, filed with the Commission on April 16, 2009.

10.1*	Supplemental Executive Retirement Agreement between Scott L. Gruber and Tompkins Financial Corporation dated April 30, 2013, filed herewith.

10.2*	Amended and Restated Retainer Plan for Eligible Directors of Tompkins Financial Corporation and Its Wholly-owned Subsidiaries.

10.3*	Form of Director Deferred Compensation Agreement, incorporated herein by reference to Exhibit 10.4 to the Company’s Registration Statement on Form 8-A (No. 0-27514), filed with the Commission on December 29, 1995.

10.4*	Deferred Compensation Plan for Senior Officers, incorporated herein by reference to Exhibit 10.5 to the Company’s Registration Statement on Form 8-A (No. 0-27514), filed with the Commission on December 29, 1995.

10.5*	Supplemental Executive Retirement Agreement with James J. Byrnes, incorporated herein by reference to Exhibit 10.6 to the Company’s Registration Statement on Form 8-A (No. 0-27514), filed with the Commission on December 29, 1995.

10.6*	Severance Agreement with James J. Byrnes, incorporated herein by reference to Exhibit 10.7 to the Company’s Registration Statement on Form 8-A (No. 0-27514), filed with the Commission on December 29, 1995.

10.7*	Lease Agreement dated August 20, 1993, between Tompkins County Trust Company and Comex Plaza Associates, relating to leased property at the Rothschild Building, Ithaca, NY, incorporated herein by reference to Exhibit 10.8 to the Company’s Form 10-K, filed with the Commission on March 26, 1996.

10.8*	Employment Agreement, dated September 12, 1989, by and between Registrant and James W. Fulmer, incorporated by reference to the Registrant’s Amendment No. 1 to Form S-18 Registration Statement (Reg. No. 33-3114-NY), filed with the Commission on October 31, 1989 and wherein such Exhibit is designated as Exhibit 10(a).

10.9*	2001 Stock Option Plan, incorporated herein by reference to Exhibit 99 to the Company’s Registration Statement on Form S-8 (No. 333-75822), filed with the Commission on December 12, 2001.

10.11*	Summary of Compensation Arrangements for Named Executive Officers and Directors, filed herewith.

10.12*	Supplemental Executive Retirement Agreement between James W. Fulmer and Tompkins Trustco, Inc., dated December 28, 2005, incorporated herein by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K, filed with the Commission on March 16, 2006.

10.14*	Supplemental Executive Retirement Agreement between Stephen S. Romaine and Tompkins Trustco, Inc., dated December 28, 2005, incorporated herein by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K, filed with the Commission on March 16, 2006.

10.15*	Supplemental Executive Retirement Agreement between Francis M. Fetsko and Tompkins Trustco, Inc., dated December 28, 2005, incorporated herein by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K, filed with the Commission on March 16, 2006.

10.16*	Supplemental Executive Retirement Agreement between David S. Boyce and Tompkins Trustco, Inc., dated December 28, 2005, incorporated herein by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K, filed with the Commission on March 16, 2006.

10.17*	Supplemental Executive Retirement Agreement between Robert B. Bantle and Tompkins Trustco, Inc., dated December 28, 2005, incorporated herein by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, filed with the Commission on March 16, 2006.

10.18*	Form of Officer Group Term Life Replacement Plan (the “Plan”) among Tompkins Trust Company and the Participants in the Plan, incorporated herein by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K, filed with the Commission on March 16, 2006.

10.20*	Amendment to the Tompkins Trustco, Inc. Supplemental Retirement Agreement with James J. Byrnes, incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on August 9, 2006.

10.21*	Tompkins Trustco, Inc. Officer Group Term Life Replacement Plan, as amended on June 26, 2006, incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report Form 10-Q, filed with the Commission on August 9, 2006.

10.22*	2009 Equity Plan, incorporated herein by reference to Exhibit 99 to the Company’s Registration Statement on Form S-8 (No. 333-160738), filed with the Commission on July 22, 2009.

10.23*	Supplemental Executive Retirement Agreement between the Company and Gregory J. Hartz, dated May 12, 2011, incorporated herein by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K, filed with the Commission on March 9, 2012.

10.24*	Employment Agreement, dated as of September 19, 2005 among Leesport Financial Corp., Leesport Bank and Robert D. Davis, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on August 7, 2012.

10.25*	First Amendment to Employment Agreement dated October 10, 2008, by and among Leesport Financial Corp. n/k/a VIST Financial Corp., Leesport Bank n/k/a VIST Bank and Robert D. Davis, incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Commission on August 7, 2012.

10.26*	Second Amendment to Employment Agreement dated July 24, 2012, by and among VIST Bank, VIST Financial Corp., the Company, and Robert D. Davis, incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the Commission on August 7, 2012.

10.27*	Form of Award under 2009 Equity Plan, incorporated herein by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K, filed with the Commission on March 18, 2013.

14	Tompkins Financial Corporation Code of Ethics For Chief Executive Officer and Senior Financial Officers dated April 25, 2006, incorporated herein by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K, filed with the Commission on March 15, 2007.

21	Subsidiaries of Registrant (filed herewith)

23	Consent of Independent Registered Public Accounting Firm (filed herewith)

24	Power of Attorney, included on signature page of this Report on Form 10-K.

31.1	Certification of the Chief Executive Officer as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of the Chief Financial Officer as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(filed herewith).

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101*	The following materials from the company’s Annual report on Form 10-K for the year ended December 31, 2013, formatted in XBRL (eXtensibel Business reporting Language): (i) Condensed Consolidated Statements of Condition as of December 31, 2013; (ii) Condensed Consolidated Statements of Income as of December 31, 2013; (iii) Condensed consolidated Statements of Comprehensive Income as of December 31, 2013; (iv) Condensed Consolidated Statements of Cash Flows as of December 31, 2013; (v) Condensed Consolidated Statements of Changes in Shareholders’ Equity as of December 31, 2013; and (vi) Notes to Unaudited Condensed Consolidated Financial Statements.

P.O. Box 460, Ithaca, New York 14851

(607) 273-3210

www.tompkinsfinancial.com