Form 10-K/A
period 2013-12-31
TOMPKINS FINANCIAL CORP
filed 2014-03-21
CIK 1005817

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

TOMPKINS FINANCIAL CORPORATION

FORM 10-K/A

EXPLANATORY NOTE

The registrant has prepared this Amendment No. 1 (“Amendment”) on Form 10-K/A to its Annual Report on Form 10-K for the fiscal year ended December 31, 2013, as filed on March 17, 2014 (the “Original Form 10-K”) for the sole purpose of re-filing Exhibit 23 to the Original Form 10-K. The Consent of Independent Registered Public Accounting Firm, filed as Exhibit 23 to the Original Form 10-K, inadvertently omitted the conformed signature of KPMG LLP. The registrant is now re-filing Exhibit 23 in order to add the conformed signature of KPMG LLP. The registrant had received a manually signed copy of such consent prior to filing the Original Form 10-K. No other changes have been made to the Original Form 10-K, and this Amendment does not amend, update or change any other items or disclosure found in the Original Form 10-K. Further, this Amendment does not reflect subsequent events occurring after the filing date of the Original Form 10-K or modify or update in any way disclosures made in the Original Form 10-K. This Amendment is an exhibit-only filing.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by our principal executive officer and principal financial officer are filed herewith as exhibits to this Amendment.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1)		The following financial statements and Report of KPMG are included in this Annual Report on Form 10-K:*

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
Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2013, 2012, and 2011
Notes to Consolidated Financial Statements
Unaudited Quarterly Financial Data
	*	Previously filed by the registrant with the Original Form 10-K

(a)(2)		List of Financial Schedules

Not Applicable.

(a)(3)		Exhibits

The exhibits listed on the Exhibit Index of this Amendment to form 10-K have been previously filed, are filed herewith, or are incorporated herein by reference to other filings, as indicated.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TOMPKINS FINANCIAL CORPORATION

By:	/s/ Stephen S. Romaine
President and Chief Executive Officer
(Principal Executive Officer)

Date: March 21, 2014

(a)(3) Exhibits

Item No.	Description

2.1	Agreement and Plan of Reorganization, dated as of March 14, 1995, among the Bank, the Company and the Interim Bank, incorporated herein by reference to Exhibit 2 to the Company’s Registration Statement on From 8-A (No. 0-38625), filed with the Commission on January 22, 1996.

2.2	Agreement and Plan of Reorganization, dated as of July 30, 1999, between the Company and Letchworth, incorporated herein by reference to Annex A to the Company’s Registration Statement on Form S-4 (Registration No. 333-90411), filed with the Commission on November 5, 1999.

2.3	Agreement and Plan of Merger, dated January 25, 2012, by and among the Company, TMP Mergeco, Inc. and VIST Financial Corp., incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the Commission on January 26, 2012.

2.4	First Amendment to the Agreement and Plan of Merger, dated July 31, 2012, by and among the Company, TMP Mergeco, Inc. and VIST Financial Corp., incorporated herein by reference to Exhibit 10.1 to the Company’s Amended Quarterly Report on Form 10-Q/A, filed with the Commission on September 7, 2012.

3.1	Amended and Restated Certificate of Incorporation of the Company, incorporated herein by reference to Exhibit 3(i) to the Company’s Form 10-Q, filed with the Commission on August 11, 2008.

3.2	Second Amended and Restated Bylaws of the Company, incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the Commission on January 31, 2011.

4.1	Form of Specimen Common Stock Certificate of the Company, incorporated herein by reference to Exhibit 4 to the Company’s Registration Statement on Form 8-A (No. 0-27514), filed with the Commission on December 29, 1995.

4.2	Indenture (Tompkins Capital Trust I), dated as of April 10, 2009, incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the Commission on April 16, 2009.

4.3	Form of Subordinated Debenture (Tompkins Capital Trust I), included as Exhibit A to Exhibit 4.2 and incorporated herein by reference.

4.4	Amended and Restated Trust Agreement (Tompkins Capital Trust I), dated as of April 10, 2009, incorporated herein by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K, filed with the Commission on April 16, 2009.

4.5	Form of Convertible Preferred Security Certificate of Tompkins Capital Trust I, included as Exhibit D to Exhibit 4.4 and incorporated herein by reference.

4.6	Preferred Securities Guarantee Agreement, dated as of April 10, 2009, incorporated herein by reference to Exhibit 4.5 to the Company’s Current Report on From 8-K, filed with the Commission on April 16, 2009.

4.7	Agreement as to Expenses and Liabilities, dated as of April 10, 2009, incorporated herein by reference to Exhibit 4.6 to the Company’s Current Report on Form 8-K, filed with the Commission on April 16, 2009.

10.1*	Supplemental Executive Retirement Agreement between Scott L. Gruber and Tompkins Financial Corporation dated April 30, 2013, previously filed by the registrant with the Original Form 10-K.

10.2*	Amended and Restated Retainer Plan for Eligible Directors of Tompkins Financial Corporation and Its Wholly-owned Subsidiaries.

10.3*	Form of Director Deferred Compensation Agreement, incorporated herein by reference to Exhibit 10.4 to the Company’s Registration Statement on Form 8-A (No. 0-27514), filed with the Commission on December 29, 1995.

10.4*	Deferred Compensation Plan for Senior Officers, incorporated herein by reference to Exhibit 10.5 to the Company’s Registration Statement on Form 8-A (No. 0-27514), filed with the Commission on December 29, 1995.

10.5*	Supplemental Executive Retirement Agreement with James J. Byrnes, incorporated herein by reference to Exhibit 10.6 to the Company’s Registration Statement on Form 8-A (No. 0-27514), filed with the Commission on December 29, 1995.

10.6*	Severance Agreement with James J. Byrnes, incorporated herein by reference to Exhibit 10.7 to the Company’s Registration Statement on Form 8-A (No. 0-27514), filed with the Commission on December 29, 1995.

10.7*	Lease Agreement dated August 20, 1993, between Tompkins County Trust Company and Comex Plaza Associates, relating to leased property at the Rothschild Building, Ithaca, NY, incorporated herein by reference to Exhibit 10.8 to the Company’s Form 10-K, filed with the Commission on March 26, 1996.

10.8*	Employment Agreement, dated September 12, 1989, by and between Registrant and James W. Fulmer, incorporated by reference to the Registrant’s Amendment No. 1 to Form S-18 Registration Statement (Reg. No. 33-3114-NY), filed with the Commission on October 31, 1989 and wherein such Exhibit is designated as Exhibit 10(a).

10.9*	2001 Stock Option Plan, incorporated herein by reference to Exhibit 99 to the Company’s Registration Statement on Form S-8 (No. 333-75822), filed with the Commission on December 12, 2001.

10.11*	Summary of Compensation Arrangements for Named Executive Officers and Directors, previously filed by the registrant with the Original Form 10-K.

10.12*	Supplemental Executive Retirement Agreement between James W. Fulmer and Tompkins Trustco, Inc., dated December 28, 2005, incorporated herein by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K, filed with the Commission on March 16, 2006.

10.14*	Supplemental Executive Retirement Agreement between Stephen S. Romaine and Tompkins Trustco, Inc., dated December 28, 2005, incorporated herein by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K, filed with the Commission on March 16, 2006.

10.15*	Supplemental Executive Retirement Agreement between Francis M. Fetsko and Tompkins Trustco, Inc., dated December 28, 2005, incorporated herein by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K, filed with the Commission on March 16, 2006.

10.16*	Supplemental Executive Retirement Agreement between David S. Boyce and Tompkins Trustco, Inc., dated December 28, 2005, incorporated herein by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K, filed with the Commission on March 16, 2006.

10.17*	Supplemental Executive Retirement Agreement between Robert B. Bantle and Tompkins Trustco, Inc., dated December 28, 2005, incorporated herein by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, filed with the Commission on March 16, 2006.

10.18*	Form of Officer Group Term Life Replacement Plan (the “Plan”) among Tompkins Trust Company and the Participants in the Plan, incorporated herein by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K, filed with the Commission on March 16, 2006.

10.20*	Amendment to the Tompkins Trustco, Inc. Supplemental Retirement Agreement with James J. Byrnes, incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on August 9, 2006.

10.21*

Tompkins Trustco, Inc. Officer Group Term Life Replacement Plan, as amended on June 26, 2006, incorporated herein by reference to Exhibit 10.2 to the Company's Quarterly Report Form 10-Q, filed with the Commission on August 9, 2006.

10.22*	2009 Equity Plan, incorporated herein by reference to Exhibit 99 to the Company’s Registration Statement on Form S-8 (No. 333-160738), filed with the Commission on July 22, 2009.

10.23*	Supplemental Executive Retirement Agreement between the Company and Gregory J. Hartz, dated May 12, 2011, incorporated herein by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K, filed with the Commission on March 9, 2012.

10.24*	Employment Agreement, dated as of September 19, 2005 among Leesport Financial Corp., Leesport Bank and Robert D. Davis, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on August 7, 2012.

10.25*	First Amendment to Employment Agreement dated October 10, 2008, by and among Leesport Financial Corp. n/k/a VIST Financial Corp., Leesport Bank n/k/a VIST Bank and Robert D. Davis, incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Commission on August 7, 2012.

10.26*	Second Amendment to Employment Agreement dated July 24, 2012, by and among VIST Bank, VIST Financial Corp., the Company, and Robert D. Davis, incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the Commission on August 7, 2012.

10.27*	Form of Award under 2009 Equity Plan, incorporated herein by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K, filed with the Commission on March 18, 2013.

14	Tompkins Financial Corporation Code of Ethics For Chief Executive Officer and Senior Financial Officers dated April 25, 2006, incorporated herein by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K, filed with the Commission on March 15, 2007.

21	Subsidiaries of Registrant, previously filed by the registrant with the Original Form 10-K.

23	Consent of Independent Registered Public Accounting Firm (filed herewith).

24	Power of Attorney, included on signature page of this Report on Form 10-K.

31.1	Certification of the Chief Executive Officer as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of the Chief Financial Officer as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, previously filed by the registrant with the Original Form 10-K.

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, previously filed by the registrant with the Original Form 10-K.

101	The following materials from the company's Annual report on Form 10-K for the year ended December 31, 2013, formatted in XBRL (eXtensible Business Reporting Language), all of which were previously filed by the registrant with the Original Form 10-K (i) Condensed Consolidated Statements of Condition as of December 31, 2013; (ii) Condensed Consolidated Statements of Income as of December 31, 2013; (iii) Condensed Consolidated Statements of Comprehensive Income as of December 31, 2013; (iv) Condensed Consolidated Statements of Cash Flows as of December 31, 2013; (v) Condensed Consolidated Statements of Changes in Shareholders' Equity as of December 31, 2013; and (vi) Notes to Unaudited Condensed Consolidated Financial Statements.

*Denotes management contract or compensatory plan or arrangement