Form 10-Q
period 2014-03-31
TOMPKINS FINANCIAL CORP
filed 2014-05-12
CIK 1005817

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended March 31, 2014

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

Large Accelerated Filer ☐	Accelerated Filer ☒
Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐ No ☒.

Indicate the number of shares of the Registrant’s Common Stock outstanding as of the latest practicable date:

Class	Outstanding as of April 30, 2014
Common Stock, $0.10 par value	14,857,722 shares

TOMPKINS FINANCIAL CORPORATION

FORM 10-Q

TOMPKINS FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CONDITION

(In thousands, except share and per share data) (Unaudited)	As of	As of
ASSETS	03/31/2014	12/31/2013

Cash and noninterest bearing balances due from banks	$97,283	$82,163
Interest bearing balances due from banks	1,016	721
Cash and Cash Equivalents	98,299	82,884

Trading securities, at fair value	10,498	10,991
Available-for-sale securities, at fair value (amortized cost of $1,384,804 at March 31, 2014 and $1,368,736 at December 31, 2013)	1,379,600	1,354,811
Held-to-maturity securities, fair value of $19,434 at March 31, 2014, and $19,625 at December 31, 2013	18,820	18,980
Originated loans and leases, net of unearned income and deferred costs and fees	2,555,522	2,527,244
Acquired loans and leases, covered	24,106	25,868
Acquired loans and leases, non-covered	624,584	641,172
Less: Allowance for loan and lease losses	28,014	27,970
Net Loans and Leases	3,176,198	3,166,314

FDIC Indemnification Asset	3,999	4,790
Federal Home Loan Bank stock	18,240	25,041
Bank premises and equipment, net	56,776	55,932
Corporate owned life insurance	72,339	69,335
Goodwill	92,246	92,140
Other intangible assets, net	16,004	16,298
Accrued interest and other assets	98,781	105,523
Total Assets	$5,041,800	$5,003,039

LIABILITIES
Deposits:
Interest bearing:
Checking, savings and money market	2,338,780	2,190,616
Time	898,884	865,702
Noninterest bearing	867,506	890,898
Total Deposits	4,105,170	3,947,216

Federal funds purchased and securities sold under agreements to repurchase	158,794	167,724
Other borrowings, including certain amounts at fair value of $11,228 at March 31, 2014 and $11,292 at December 31, 2013	214,616	331,531
Trust preferred debentures	37,211	37,169
Other liabilities	52,187	61,460
Total Liabilities	$4,567,978	$4,545,100

EQUITY
Tompkins Financial Corporation shareholders’ equity:
Common Stock - par value $.10 per share: Authorized 25,000,000 shares; Issued: 14,864,917 at March 31, 2014; and 14,785,007 at December 31, 2013	1,486	1,479
Additional paid-in capital	349,812	346,096
Retained earnings	143,766	137,102
Accumulated other comprehensive loss	(19,685)	(25,119)
Treasury stock, at cost – 103,921 shares at March 31, 2014, and 105,449 shares at December 31, 2013	(3,042)	(3,071)

Total Tompkins Financial Corporation Shareholders’ Equity	472,337	456,487
Noncontrolling interests	1,485	1,452
Total Equity	$473,822	$457,939
Total Liabilities and Equity	$5,041,800	$5,003,039

See notes to unaudited condensed consolidated financial statements

TOMPKINS FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended
(In thousands, except per share data) (Unaudited)	03/31/2014	03/31/2013
INTEREST AND DIVIDEND INCOME
Loans	$36,954	$36,429
Due from banks	1	7
Trading securities	112	165
Available-for-sale securities	7,936	7,480
Held-to-maturity securities	152	191
Federal Home Loan Bank stock and Federal Reserve Bank stock	210	185
Total Interest and Dividend Income	45,365	44,457
INTEREST EXPENSE
Time certificates of deposits of $100,000 or more	952	1,204
Other deposits	1,790	2,182
Federal funds purchased and securities sold under agreements to repurchase	817	1,010
Trust preferred debentures	570	687
Other borrowings	1,209	1,168
Total Interest Expense	5,338	6,251
Net Interest Income	40,027	38,206
Less: Provision for loan and lease losses	743	1,038
Net Interest Income After Provision for Loan and Lease Losses	39,284	37,168
NONINTEREST INCOME
Insurance commissions and fees	7,257	7,261
Investment services income	4,010	3,788
Service charges on deposit accounts	2,116	1,908
Card services income	2,112	1,738
Mark-to-market loss on trading securities	(59)	(115)
Mark-to-market gain on liabilities held at fair value	65	77
Other income	1,839	2,366
Gain on sale of available-for-sale securities	94	367
Total Noninterest Income	17,434	17,390
NONINTEREST EXPENSES
Salaries and wages	16,646	15,572
Pension and other employee benefits	6,045	6,070
Net occupancy expense of premises	3,260	3,061
Furniture and fixture expense	1,337	1,457
FDIC insurance	811	772
Amortization of intangible assets	527	557
Merger related expenses	0	196
Other operating expense	9,584	9,835
Total Noninterest Expenses	38,210	37,520
Income Before Income Tax Expense	18,508	17,038
Income Tax Expense	5,906	5,495
Net Income attributable to Noncontrolling Interests and Tompkins Financial Corporation	12,602	11,543
Less: Net income attributable to noncontrolling interests	33	33
Net Income Attributable to Tompkins Financial Corporation	$12,569	$11,510
Basic Earnings Per Share	$0.85	$0.80
Diluted Earnings Per Share	$0.84	$0.79

See notes to unauditated condensed consolidated financial statements

Consolidated Statements of Comprehensive Income

	Three Months Ended
(in thousands) (Unaudited)	03/31/2014	03/31/2013
Net income attributable to noncontrolling interests and Tompkins Financial Corporation	$12,602	$11,543
Other comprehensive income, net of tax:

Available-for-sale securities:
Change in net unrealized gain (loss) during the period	5,290	(3,278)
Reclassification adjustment for net realized gain on sale of available-for-sale securities included in net income	(56)	(220)

Employee benefit plans:
Amortization of net retirement plan actuarial loss	192	393
Amortization of net retirement plan prior service cost	8	8
Amortization of net retirement plan transition liability	0	8

Other comprehensive income (loss)	5,434	(3,089)

Subtotal comprehensive income attributable to noncontrolling interests and Tompkins Financial Corporation	18,036	8,454
Less: Net income attributable to noncontrolling interests	(33)	(33)
Total comprehensive income attributable to Tompkins Financial Corporation	$18,003	$8,421

See notes to unaudited condensed consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands) (Unaudited)	03/31/2014	03/31/2013
OPERATING ACTIVITIES
Net income attributable to Tompkins Financial Corporation	$12,569	$11,510
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	743	1,038
Depreciation and amortization of premises, equipment, and software	1,384	1,445
Amortization of intangible assets	527	557
Earnings from corporate owned life insurance	(502)	(552)
Net amortization on securities	2,544	3,898
Amortization/accretion related to purchase accounting	(1,958)	2,375
Mark-to-market loss on trading securities	59	115
Mark-to-market gain on liabilities held at fair value	(65)	(77)
Net gain on securities transactions	(94)	(367)
Net gain on sale of loans	(50)	(29)
Proceeds from sale of loans	2,577	720
Loans originated for sale	(2,555)	(589)
Net loss (gain) on sale of bank premises and equipment	15	(14)
Stock-based compensation expense	342	307
Increase in accrued interest receivable	(68)	(395)
Decrease in accrued interest payable	(153)	(457)
Proceeds from maturities and payments of trading securities	430	694
Other, net	(5,069)	1,251
Net Cash Provided by Operating Activities	10,676	21,430
INVESTING ACTIVITIES
Proceeds from maturities, calls and principal paydowns of available-for-sale securities	73,943	77,907
Proceeds from sales of available-for-sale securities	24,263	25,222
Proceeds from maturities, calls and principal paydowns of held-to-maturity securities	937	1,433
Purchases of available-for-sale securities	(116,719)	(246,715)
Purchases of held-to-maturity securities	(778)	(676)
Net increase in loans	(9,427)	(42,682)
Net decrease (increase) in Federal Home Loan Bank stock	6,801	(258)
Proceeds from sale of bank premises and equipment	58	72
Purchases of bank premises and equipment	(2,112)	(1,618)
Purchase of corporate owned life insurance	(2,500)	0
Net cash used in acquisition	(210)	0
Other, net	0	2,237
Net Cash Used in Investing Activities	(25,744)	(185,078)
FINANCING ACTIVITIES
Net increase in demand, money market, and savings deposits	124,772	117,715
Net decrease in time deposits	33,703	4,468
Net decrease in Federal funds purchases and securities sold under agreements to repurchase	(8,647)	(19,882)
Increase in other borrowings	42,140	49,879
Repayment of other borrowings	(158,990)	(5,000)
Cash dividends	(5,905)	(5,472)
Shares issued for dividend reinvestment plan	1,295	970
Shares issued for employee stock ownership plan	1,528	717
Net shares issued related to restricted stock awards	125	0
Net proceeds from exercise of stock options	405	416
Tax benefit from stock option exercises	57	60
Net Cash Provided by Financing Activities	30,483	143,871
Net Increase (Decrease) in Cash and Cash Equivalents	15,415	(19,777)
Cash and cash equivalents at beginning of period	82,884	118,930
Total Cash & Cash Equivalents at End of Period	98,299	99,153

See notes to unaudited condensed consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands) (Unaudited)	03/31/2014	03/31/2013
Supplemental Information:
Cash paid during the year for - Interest	$6,012	$6,708
Cash paid during the year for - Taxes	283	76
Transfer of loans to other real estate owned	1,271	550

See notes to unaudited condensed consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

 (Unaudited)

(in thousands except share and per share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Non- controlling Interests	Total
Balances at January 1, 2013	$1,443	$334,649	$108,709	$(2,106)	$(2,787)	$1,452	$441,360
Net income attributable to noncontrolling interests and Tompkins Financial Corporation			11,510			33	11,543
Other comprehensive loss				(3,089)			(3,089)
Total Comprehensive Income							8,454
Cash dividends ($0.38 per share)			(5,472)				(5,472)
Net exercise of stock options and related tax benefit (15,567 shares)	1	475					476
Stock-based compensation expense		307					307
Shares issued for dividend reinvestment plan (23,532 shares)	2	968					970
Shares issued for employee stock ownership plan (17,290 shares)	2	715					717
Directors deferred compensation plan (1,444 shares)		(17)			17		0
Restricted stock activity (173 shares)							0
Balances at March 31, 2013	$1,448	$337,097	$114,747	$(5,195)	$(2,770)	$1,485	$446,812

Balances at January 1, 2014	$1,479	$346,096	$137,102	$(25,119)	$(3,071)	$1,452	$457,939
Net income attributable to noncontrolling interests and Tompkins Financial Corporation			12,569			33	12,602
Other comprehensive loss				5,434			5,434
Total Comprehensive Income							18,036
Cash dividends ($0.40 per share)			(5,905)				(5,905)
Net exercise of stock options and related tax benefit (20,515 shares)	2	460					462
Shares issued for dividend reinvestment plan (27,038 shares)	2	1,293					1,295
Compensation expense stock options		342					342
Shares issued for employee stock ownership plan (31,192 shares)	3	1,525					1,528
Directors deferred compensation plan (1,528 shares)		(29)			29		0
Restricted stock activity (1,165 shares)	0	125					125
Balances at March 31, 2014	$1,486	$349,812	$143,766	$(19,685)	$(3,042)	$1,485	$473,822

See notes to unaudited condensed consolidated financial statements

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Business

Tompkins Financial Corporation (“Tompkins” or the “Company”) is headquartered in Ithaca, New York and is registered as a Financial Holding Company with the Federal Reserve Board under the Bank Holding Company Act of 1956, as amended. The Company is a locally oriented, community-based financial services organization that offers a full array of products and services, including commercial and consumer banking, leasing, trust and investment management, financial planning and wealth management, insurance, and brokerage services. At March 31, 2014, the Company’s subsidiaries included: four wholly-owned banking subsidiaries, Tompkins Trust Company (the “Trust Company”), The Bank of Castile, Mahopac Bank (formerly known as Mahopac National Bank), VIST Bank; TFA Wealth Management, Inc., (“TFA Wealth Management”) a wholly owned registered investment advisor, and a wholly-owned insurance agency subsidiary, Tompkins Insurance Agencies, Inc. (“Tompkins Insurance”). TFA Wealth Management and the trust division of the Trust Company provide a full array of investment services under the Tompkins Financial Advisors brand, including investment management, trust and estate, financial and tax planning as well as life, disability and long-term care insurance services. The Company’s principal offices are located at The Commons, Ithaca, New York, 14851, and its telephone number is (888) 503-5753. The Company’s common stock is traded on the NYSE MKT LLC under the Symbol “TMP.”

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

In management’s opinion, the unaudited condensed consolidated financial statements reflect all adjustments of a normal recurring nature. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year ended December 31, 2014. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. There have been no significant changes to the Company’s accounting policies from those presented in the 2013 Annual Report on Form 10-K. Refer to Note 3- “Accounting Standards Updates” of this Report for a discussion of recently issued accounting guidelines.

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

The consolidated financial information included herein combines the results of operations, the assets, liabilities, and shareholders’ equity of the Company and its subsidiaries. Amounts in the prior periods’ unaudited condensed consolidated financial statements are reclassified when necessary to conform to the current periods’ presentation. During the quarter ended March 31, 2014, the Company revised the comparative December 31, 2013 outstanding principal balance of acquired credit impaired loans from $70,727 to $62,146, and the balance of outstanding principal balance of acquired non-credit impaired loans from $666,089 to $630,600. The Company has assessed the materiality of this correction of an error and concluded, based on qualitative and quantitative considerations, that the adjustments are not material to the financial statements as a whole.   All significant intercompany balances and transactions are eliminated in consolidation.”

3. Accounting Standards Updates

ASU 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists” ASU No. 2013-11 addresses the financial statement presentation of an unrecognized tax benefit, or a portion of an unrecognized tax benefit, as a reduction to a deferred tax asset for a net operating loss Carryforward, a similar tax loss, or a tax credit Carryforward. The adoption of this ASU is required on a perspective basis beginning with the quarter ending March 31, 2014. The adoption of this ASU is not expected to have a material impact on the Company’s consolidated financial statements.

ASU 2014-01, “Investments (Topic 323), Accounting for Investments in Qualified Affordable Housing Projects.” The amendments in this ASU provide guidance on accounting for investments by a reporting entity in flow-through limited liability entities that manage or invest in affordable housing projects that qualify for the low-income housing tax credit. The amendments permit reporting entities to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met. Under the proportional amortization method, an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the net investment performance in the income statement as a component of income tax expense (benefit). The amendments in this ASU are effective for the Company for annual periods beginning January 1, 2015 and should be applied retrospectively to all periods presented. A reporting entity that uses the effective yield method to account for its investments in qualified affordable housing projects before the date of adoption may continue to apply the effective yield method for those preexisting investments. The Company does not expect the adoption of this ASU to have a material impact on the Company's consolidated financial statements.

ASU 2014-04, “Receivables-Troubled Debt Restructurings by Creditors (Subtopic 310-40), Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans Upon Foreclosure.” his new guidance clarifies when an in substance repossession or foreclosure occurs, and requires all creditors who obtain physical possession (resulting from an in substance repossession or foreclosure) of residential real estate property collateralizing a consumer mortgage loan in satisfaction of a receivable to reclassify the collateralized mortgage loan such that the loan should be derecognized and the collateral asset recognized. This guidance is effective prospectively for the Company for annual and interim periods beginning after December 15, 2014. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

4.  Securities

Available-for-Sale Securities

The following table summarizes available-for-sale securities held by the Company at March 31, 2014:

		Available-for-Sale Securities
March 31, 2014	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(in thousands)
Obligations of U.S. Government sponsored entities	$543,889	$7,114	$4,605	$546,398
Obligations of U.S. states and political subdivisions	69,066	1,149	849	69,366
Mortgage-backed securities – residential, issued by
U.S. Government agencies	140,583	2,631	2,244	140,970
U.S. Government sponsored entities	626,994	7,531	15,500	619,025
Non-U.S. Government agencies or sponsored entities	297	5	0	302
U.S. corporate debt securities	2,500	0	375	2,125
Total debt securities	1,383,329	18,430	23,573	1,378,186
Equity securities	1,475	0	61	1,414
Total available-for-sale securities	$1,384,804	$18,430	$23,634	$1,379,600

The following table summarizes available-for-sale securities held by the Company at December 31, 2013:

		Available-for-Sale Securities
December 31, 2013	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(in thousands)
Obligations of U.S. Government sponsored entities	$558,130	$7,720	$9,505	$556,345
Obligations of U.S. states and political subdivisions	68,216	1,193	1,447	67,962
Mortgage-backed securities – residential, issued by
U.S. Government agencies	147,766	2,554	3,642	146,678
U.S. Government sponsored entities	587,843	8,122	18,493	577,472
Non-U.S. Government agencies or sponsored entities	306	5	0	311
U.S. corporate debt securities	5,000	8	375	4,633
Total debt securities	1,367,261	19,602	33,462	1,353,401
Equity securities	1,475	0	65	1,410
Total available-for-sale securities	$1,368,736	$19,602	$33,527	$1,354,811

Held-to-Maturity Securities

The following table summarizes held-to-maturity securities held by the Company at March 31, 2014:

	Held-to-Maturity Securities
March 31, 2014	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(in thousands)
Obligations of U.S. states and political subdivisions	$18,820	$614	$0	$19,434
Total held-to-maturity debt securities	$18,820	$614	$0	$19,434

The following table summarizes held-to-maturity securities held by the Company at December 31, 2013:

	Held-to-Maturity Securities
December 31, 2013	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(in thousands)
Obligations of U.S. states and political subdivisions	$18,980	$645	$0	$19,625
Total held-to-maturity debt securities	$18,980	$645	$0	$19,625

The Company may from time to time sell investment securities from its available-for-sale portfolio.

Realized gains on available-for-sale securities were $172,000 and $367,000 in the quarters ending March 31, 2014 and 2013, respectively. Realized losses on available-for-sale securities were $78,000 and $0 in the quarters ending March 31, 2014 and 2013, respectively. The sales from available-for-sale investment securities were the result of the general investment portfolio and interest rate risk management.

The following table summarizes available-for-sale securities that had unrealized losses at March 31, 2014:

	Less than 12 Months		12 Months or Longer		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of U.S. Government sponsored
entities	$279,989	$4,557	$3,227	$48	$283,216	$4,605
Obligations of U.S. states and political
subdivisions	18,004	373	8,275	476	26,279	849

Mortgage-backed securities – issued by
U.S. Government agencies	64,054	1,552	12,670	692	76,724	2,244
U.S. Government sponsored entities	304,382	9,490	121,686	6,010	426,068	15,500
U.S. corporate debt securities	0	0	2,125	375	2,125	375
Equity securities	0	0	939	61	939	61
Total available-for-sale securities	$666,429	$15,972	$148,922	$7,662	$815,351	$23,634

There were no unrealized losses on held-to-maturity securities at March 31, 2014.

The following table summarizes available-for-sale securities that had unrealized losses at December 31, 2013:

	Less than 12 Months		12 Months or Longer		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of U.S. Government sponsored entities	$337,967	$9,467	$1,761	$38	$339,728	$9,505
Obligations of U.S. states and political subdivisions	21,821	821	6,173	626	27,994	1,447

Mortgage-backed securities – residential, issued by
U.S. Government agencies	70,052	2,701	14,874	941	84,926	3,642
U.S. Government sponsored entities	293,945	14,061	76,070	4,432	370,015	18,493
U.S. corporate debt securities	0	0	2,125	375	2,125	375
Equity securities	0	0	935	65	935	65
Total available-for-sale securities	$723,785	$27,050	$101,938	$6,477	$825,723	$33,527

There were no unrealized losses on held-to-maturity securities at December 31, 2013.

The gross unrealized losses reported for residential mortgage-backed securities relate to investment securities issued by U.S. government sponsored entities such as Federal National Mortgage Association and Federal Home Loan Mortgage Corporation, U.S. government agencies such as Government National Mortgage Association. The total gross unrealized losses, shown in the tables above, were primarily attributable to changes in interest rates and levels of market liquidity, relative to when the investment securities were purchased, and not due to the credit quality of the investment securities.

The Company does not intend to sell investment securities that are in an unrealized loss position until recovery of unrealized losses (which may be until maturity), and it is not more-likely-than not that the Company will be required to sell the investment securities, before recovery of their amortized cost basis, which may be at maturity. Accordingly, as of March 31, 2014, and December 31, 2013, management has determined that the unrealized losses detailed in the tables above are not other-than-temporary.

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

As a result of the other-than-temporarily impairment review process, the Company does not consider any investment security held at March 31, 2014 to be other-than-temporarily impaired.

The following table summarizes the roll-forward of credit losses on debt securities held by the Company for which a portion of an other-than-temporary impairment is recognized in other comprehensive income:

	Three Months Ended
(in thousands)	03/31/2014	03/31/2013
Credit losses at beginning of the period	$0	$441
Sales of securities for which an other-than-temporary impairment was previously recognized	0	(441)

Ending balance of credit losses on debt securities held for which a portion of an other-than-temporary impairment was recognized in other comprehensive income	$0	$0

The amortized cost and estimated fair value of debt securities by contractual maturity are shown in the following table. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Mortgage-backed securities are shown separately since they are not due at a single maturity date.

March 31, 2014
(in thousands)	Amortized Cost	Fair Value
Available-for-sale securities:
Due in one year or less	$42,922	$43,758
Due after one year through five years	326,600	333,219
Due after five years through ten years	217,791	213,881
Due after ten years	28,142	27,031
Total	615,455	617,889
Mortgage-backed securities	767,874	760,297
Total available-for-sale debt securities	$1,383,329	$1,378,186

December 31, 2013
(in thousands)	Amortized Cost	Fair Value
Available-for-sale securities:
Due in one year or less	$25,596	$26,017
Due after one year through five years	263,553	271,303
Due after five years through ten years	313,245	304,414
Due after ten years	28,952	27,206
Total	631,346	628,940
Mortgage-backed securities	735,915	724,461
Total available-for-sale debt securities	$1,367,261	$1,353,401

March 31, 2014
(in thousands)	Amortized Cost	Fair Value
Held-to-maturity securities:
Due in one year or less	$10,959	$11,019
Due after one year through five years	5,621	5,981
Due after five years through ten years	1,726	1,885
Due after ten years	514	549
Total held-to-maturity debt securities	$18,820	$19,434

December 31, 2013
(in thousands)	Amortized Cost	Fair Value
Held-to-maturity securities:
Due in one year or less	$10,952	$11,021
Due after one year through five years	5,636	6,004
Due after five years through ten years	1,878	2,051
Due after ten years	514	549
Total held-to-maturity debt securities	$18,980	$19,625

The Company also holds non-marketable Federal Home Loan Bank New York (“FHLBNY”) stock, non-marketable Federal Home Loan Bank Pittsburgh (“FHLBPITT”) stock and non-marketable Atlantic Central Bankers Bank stock, all of which are required to be held for regulatory purposes and for borrowing availability. The required investment in FHLB stock is tied to the Company’s borrowing levels with the FHLB. Holdings of FHLBNY stock, FHLBPITT stock and ACBB stock totaled $11.4 million, $6.8 million and $95,000 at March 31, 2014, respectively. These securities are carried at par, which is also cost. The FHLBNY and FHLBPITT continue to pay dividends and repurchase stock. As such, the Company has not recognized any impairment on its holdings of FHLBNY and FHLBPITT stock. Quarterly, we evaluate our investment in the FHLB for impairment. We evaluate recent and long-term operating performance, liquidity, funding and capital positions, stock repurchase history, dividend history and impact of legislative and regulatory changes. Based on our most recent evaluation, we have determined that no impairment write-downs are currently required.

Trading Securities

The following summarizes trading securities, at estimated fair value, as of:

(in thousands)	03/31/2014	12/31/2013

Obligations of U.S. Government sponsored entities	$8,104	$8,275
Mortgage-backed securities – residential, issued by
U.S. Government sponsored entities	2,394	2,716
Total	$10,498	$10,991

The decrease in trading securities reflects principal repayments and maturities received during the quarter ended March 31, 2014. The pre-tax mark-to-market losses on trading securities during the three months ended March 31, 2014 were $59,000 compared to $115,000 for the three months ended March 31, 2013.

The Company pledges securities as collateral for public deposits and other borrowings, and sells securities under agreements to repurchase. Securities carried of $1.2 billion and $1.0 billion at March 31, 2014, and December 31, 2013, respectively, were either pledged or sold under agreements to repurchase.

5.  Loans and Leases

Loans and Leases at March 31, 2014 and December 31, 2013 were as follows:

	03/31/2014			12/31/2013
(in thousands)	Originated	Acquired	Total Loans and Leases	Originated	Acquired	Total Loans and Leases
Commercial and industrial
Agriculture	$53,261	$0	$53,261	$74,788	$0	$74,788
Commercial and industrial other	577,784	129,878	707,662	562,439	128,503	690,942
Subtotal commercial and industrial	631,045	129,878	760,923	637,227	128,503	765,730
Commercial real estate
Construction	53,380	40,655	94,035	46,441	39,353	85,794
Agriculture	57,225	3,055	60,280	52,627	3,135	55,762
Commercial real estate other	922,024	351,095	1,273,119	903,320	366,438	1,269,758
Subtotal commercial real estate	1,032,629	394,805	1,427,434	1,002,388	408,926	1,411,314
Residential real estate
Home equity	173,169	64,039	237,208	171,809	67,183	238,992
Mortgages	663,335	34,704	698,039	658,966	35,336	694,302
Subtotal residential real estate	836,504	98,743	935,247	830,775	102,519	933,294
Consumer and other
Indirect	19,902	2	19,904	21,202	5	21,207
Consumer and other	32,154	1,156	33,310	32,312	1,219	33,531
Subtotal consumer and other	52,056	1,158	53,214	53,514	1,224	54,738
Leases	5,529	0	5,529	5,563	0	5,563
Covered loans	0	24,106	24,106	0	25,868	25,868
Total loans and leases	2,557,763	648,690	3,206,453	2,529,467	667,040	3,196,507
Less: unearned income and deferred costs and fees	(2,241)	0	(2,241)	(2,223)	0	(2,223)
Total loans and leases, net of unearned income and deferred costs and fees	$2,555,522	$648,690	$3,204,212	$2,527,244	$667,040	$3,194,284

The outstanding principal balance and the related carrying amount of the Company’s loans acquired in the VIST Bank acquisition are as follows at March 31, 2014 and December 31, 2013:

(in thousands)	03/31/2014	12/31/2013
Acquired Credit Impaired Loans
Outstanding principal balance	$57,121	$59,979
Carrying amount	43,194	46,809

Acquired Non-Credit Impaired Loans
Outstanding principal balance	615,510	630,600
Carrying amount	605,496	59,979

Total Acquired Loans
Outstanding principal balance	672,631	736,816
Carrying amount	648,690	667,040

The following tables present changes in accretable yield on loans acquired from VIST Bank that were considered credit impaired.

(in thousands)
Balance at January 1, 2013	$7,337
Accretion	(8,896)
Disposals (loans paid in full)	(212)
Reclassifications to/from nonaccretable difference[1]	7,933
Other changes in expected cash flows[2]	4,792
Balance at December 31, 2013	$10,954

(in thousands)
Balance at January 1, 2014	$10,954
Accretion	(1,264)
Disposals (loans paid in full)	(211)
Reclassifications to/from nonaccretable difference[1]	752
Other changes in expected cash flows[2]	0
Balance at March 31, 2014	$10,231

1Results in increased interest income as a prospective yield adjustment over the remaining life of the loans, as well as increased interest income from loan sales, modification and prepayments.

2 Represents changes in cash flows expected to be collected due to factors other than credit (e.g. changes in prepayment assumptions and/or changes in interest rates on variable rate loans).

During the first quarter of 2014 we increased our estimate of future cash flows on acquired loans to reflect our current outlook for prepayment speeds on these balances and increases in interest rates on variable rate loans. The decreases in prepayment speed assumptions and increases in interest rate assumptions increased our accretable discount by $752,000. This change did not materially impact our current quarter interest income or net interest margin.

At March 31, 2014, acquired loans included $24.1 million of covered loans. VIST Bank had previously acquired these loans in an FDIC assisted transaction in the fourth quarter of 2010. In accordance with a loss sharing agreement with the FDIC, certain losses and expenses relating to covered loans may be reimbursed by the FDIC at 70% or, if net losses exceed certain levels specified in the loss sharing agreements, 80%. See Note 7 – “FDIC Indemnification Asset Related to Covered Loans” for further discussion of the loss sharing agreements and related FDIC indemnification assets.

The Company has adopted comprehensive lending policies, underwriting standards and loan review procedures. Management reviews these policies and procedures on a regular basis. The Company discussed its lending policies and underwriting guidelines for its various lending portfolios in Note 6 – “Loans and Leases” in the Notes to Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. There have been no significant changes in these policies and guidelines. As such, these policies are reflective of new originations as well as those balances held at March 31, 2014. The Company’s Board of Directors approves the lending policies at least annually. The Company recognizes that exceptions to policy guidelines may occasionally occur and has established procedures for approving exceptions to these policy guidelines. Management has also implemented reporting systems to monitor loan origination, loan quality, concentrations of credit, loan delinquencies and nonperforming loans and potential problem loans.

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

The below table is an age analysis of past due loans, segregated by originated and acquired loan and lease portfolios, and by class of loans, as of March 31, 2014 and December 31, 2013.

March 31, 2014
(in thousands)	30-89 days	90 days or more	Current Loans	Total Loans	90 days and accruing[1]	Nonaccrual
Originated Loans and Leases
Commercial and industrial
Agriculture	$0	$0	$53,261	$53,261	$0	$0
Commercial and industrial other	971	410	576,403	577,784	0	413
Subtotal commercial and industrial	971	410	629,664	631,045	0	413
Commercial real estate
Construction	0	8,558	44,822	53,380	0	9,335
Agriculture	17	0	57,208	57,225	0	25
Commercial real estate other	389	7,427	914,208	922,024	278	8,486
Subtotal commercial real estate	406	15,985	1,016,238	1,032,629	278	17,846
Residential real estate
Home equity	269	1,647	171,253	173,169	61	1,933
Mortgages	2,971	6,098	654,266	663,335	0	6,545
Subtotal residential real estate	3,240	7,745	825,519	836,504	61	8,478
Consumer and other
Indirect	462	203	19,237	19,902	0	234
Consumer and other	523	0	31,631	32,154	0	3
Subtotal consumer and other	985	203	50,868	52,056	0	237
Leases	58	0	5,471	5,529	0	0
Total loans and leases	5,660	24,343	2,527,760	2,557,763	339	26,974
Less: unearned income and deferred costs and fees	0	0	0	(2,241)	0	0
Total originated loans and leases, net of unearned income and deferred costs and fees	$5,660	$24,343	$2,527,760	$2,555,522	$339	$26,974
Acquired Loans and Leases
Commercial and industrial
Commercial and industrial other	368	1,488	128,022	129,878	859	930
Subtotal commercial and industrial	368	1,488	128,022	129,878	859	930
Commercial real estate
Construction	0	2,160	38,495	40,655	1,691	469
Agriculture	0	0	3,055	3,055	0	0
Commercial real estate other	956	2,251	347,888	351,095	341	3,130
Subtotal commercial real estate	956	4,411	389,438	394,805	2,032	3,599
Residential real estate
Home equity	265	956	62,818	64,039	351	773
Mortgages	702	681	33,321	34,704	504	1,634
Subtotal residential real estate	967	1,637	96,139	98,743	855	2,407
Consumer and other
Indirect	0	0	2	2	0	0
Consumer and other	2	0	1,154	1,156	0	0
Subtotal consumer and other	2	0	1,156	1,158	0	0
Covered loans	635	1,705	21,766	24,106	1,135	0
Total acquired loans and leases, net of unearned income and deferred costs and fees	$2,928	$9,241	$636,521	$648,690	$4,881	$6,936

1 Includes acquired loans that were recorded at fair value at the acquisition date.

December 31, 2013
(in thousands)	30-89 days	90 days or more	Current Loans	Total Loans	90 days and accruing[1]	Nonaccrual
Originated loans and leases
Commercial and industrial
Agriculture	$0	$0	$74,788	$74,788	$0	$0
Commercial and industrial other	211	1,187	561,041	562,439	0	1,260
Subtotal commercial and industrial	211	1,187	635,829	637,227	0	1,260
Commercial real estate
Construction	216	7,657	38,568	46,441	0	9,873
Agriculture	180	0	52,447	52,627	0	46
Commercial real estate other	1,104	6,976	895,240	903,320	161	9,522
Subtotal commercial real estate	1,500	14,633	986,255	1,002,388	161	19,441
Residential real estate
Home equity	784	1,248	169,777	171,809	62	1,477
Mortgages	2,439	5,946	650,581	658,966	384	7,443
Subtotal residential real estate	3,223	7,194	820,358	830,775	446	8,920
Consumer and other
Indirect	768	152	20,282	21,202	0	216
Consumer and other	60	0	32,252	32,312	0	38
Subtotal consumer and other	828	152	52,534	53,514	0	254
Leases	0	0	5,563	5,563	0	0
Total loans and leases	5,762	23,166	2,500,539	2,529,467	607	29,875
Less: unearned income and deferred costs and fees	0	0	0	(2,223)	0	0
Total originated loans and leases, net of unearned income and deferred costs and fees	$5,762	$23,166	$2,500,539	$2,527,244	$607	$29,875
Acquired loans and leases
Commercial and industrial
Commercial and industrial other	554	1,651	126,298	128,503	1,231	419
Subtotal commercial and industrial	554	1,651	126,298	128,503	1,231	419
Commercial real estate
Construction	0	2,148	37,205	39,353	1,676	473
Agriculture	0	0	3,135	3,135	0	0
Commercial real estate other	403	3,585	362,450	366,438	709	3,450
Subtotal commercial real estate	403	5,733	402,790	408,926	2,385	3,923
Residential real estate
Home equity	213	934	66,036	67,183	347	1,844
Mortgages	345	1,264	33,727	35,336	594	2,322
Subtotal residential real estate	558	2,198	99,763	102,519	941	4,166
Consumer and other
Indirect	0	0	5	5	0	0
Consumer and other	17	0	1,202	1,219	0	0
Subtotal consumer and other	17	0	1,207	1,224	0	0
Covered loans	0	2,416	23,452	25,868	2,416	0
Total acquired loans and leases, net of unearned income and deferred costs and fees	$1,532	$11,998	$653,510	$667,040	$6,973	$8,508

1 Includes acquired loans that were recorded at fair value at the acquisition date.

6. Allowance for Loan and Lease Losses

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

Since the methodology is based upon historical experience and trends as well as management’s judgment, factors may arise that result in different estimates. Significant factors that could give rise to changes in these estimates may include, but are not limited to, changes in economic conditions in the local area, concentration of risk, changes in interest rates, and declines in local property values. While management’s evaluation of the allowance as of March 31, 2014, considers the allowance to be appropriate, under adversely different conditions or assumptions, the Company would need to increase or decrease the allowance.

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

The following tables detail activity in the allowance for loan and lease losses segregated by originated and acquired loan and lease portfolios and by portfolio segment for the three months ended March 31, 2014 and 2013.  Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

Three months ended March 31, 2014
(in thousands)	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer and Other	Finance Leases	Total

Allowance for originated loans and leases

Beginning balance	$8,406	$10,459	$5,771	$2,059	$5	$26,700

Charge-offs	(121)	(180)	(193)	(252)	0	(746)
Recoveries	65	2	12	117	0	196
Provision	419	134	(222)	185	(5)	511
Ending Balance	$8,769	$10,415	$5,368	$2,109	$0	$26,661

Allowance for acquired loans

Beginning balance	$168	$770	$274	$58	$0	$1,270

Charge-offs	(19)	(25)	(99)	(6)		(149)
Recoveries	0	0	0	0	0	0
Provision	149	74	(105)	114	0	232
Ending Balance	$298	$819	$70	$166	$0	$1,353

Three months ended March 31, 2013
(in thousands)	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer and Other	Finance Leases	Total

Allowance for originated loans and leases

Beginning balance	$7,533	$10,184	$4,981	$1,940	$5	$24,643

Charge-offs	(390)	(346)	(192)	(264)	0	(1,192)
Recoveries	160	78	2	87	0	327
Provision	(266)	728	245	116	(3)	820
Ending Balance	$7,037	$10,644	$5,036	$1,879	$2	$24,598

Three months ended March 31, 2013
(in thousands)	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer and Other	Finance Leases	Total

Allowance for acquired loans and leases

Beginning balance	$0	$0	$0	$0	$0	$0

Charge-offs	(23)	0	(107)	(25)	0	(155)
Provision	23	63	107	25	0	218
Ending Balance	$0	$63	$0	$0	$0	$63

At March 31, 2014 and December 31, 2013, the allocation of the allowance for loan and lease losses summarized on the basis of the Company’s impairment methodology was as follows:

(in thousands)	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer and Other	Finance Leases	Total

Allowance for originated loans and leases
March 31, 2014
Individually evaluated for impairment	$79	$0	$0	$0	$0	$79
Collectively evaluated for impairment	8,690	10,415	5,368	2,109	0	26,582
Ending balance	$8,769	$10,415	$5,368	$2,109	$0	$26,661

Allowance for acquired loans
March 31, 2014
Individually evaluated for impairment	$0	$0	$0	$0	$0	$0
Collectively evaluated for impairment	298	819	70	166	0	1,353
Ending balance	$298	$819	$70	$166	$0	$1,353

(in thousands)	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer and Other	Finance Leases	Total

Allowance for originated loans and leases
December 31, 2013
Individually evaluated for impairment	$0	$0	$0	$0	$0	$0
Collectively evaluated for impairment	8,406	10,459	5,771	2,059	5	26,700
Ending balance	$8,406	$10,459	$5,771	$2,059	$5	$26,700

Allowance for acquired loans
December 31, 2013
Individually evaluated for impairment	$0	$250	$0	$0	$0	$250
Collectively evaluated for impairment	168	520	274	58	0	1,020
Ending balance	$168	$770	$274	$58	$0	$1,270

The recorded investment in loans and leases summarized on the basis of the Company’s impairment methodology as of March 31, 2014 and December 31, 2013 was as follows:

(in thousands)	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer and Other	Finance Leases	Total

Originated loans and leases
March 31, 2014
Individually evaluated for impairment	$3,581	$15,650	$1,058	$0	$0	$20,289
Collectively evaluated for impairment	627,464	1,016,979	835,446	52,056	5,529	2,537,474
Total	$631,045	$1,032,629	$836,504	$52,056	$5,529	$2,557,763

(in thousands)	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer and Other	Covered Loans	Total

Acquired loans
March 31, 2014
Individually evaluated for impairment	$2,777	$6,356	$87	$0	$0	$9,220
Loans acquired with deteriorated credit quality	1,428	8,638	9,022	0	24,106	43,194
Collectively evaluated for impairment	125,673	379,811	89,634	1,158	0	596,276
Total	$129,878	$394,805	$98,743	$1,158	$24,106	$648,690

(in thousands)	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer and Other	Finance Leases	Total

Originated loans and leases
December 31, 2013
Individually evaluated for impairment	$4,664	16,269	$1,223	$0	$0	$22,156
Collectively evaluated for impairment	632,563	986,119	829,552	53,514	5,563	2,507,311
Total	$637,227	$1,002,388	$830,775	$53,514	$5,563	$2,529,467

(in thousands)	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer and Other	Covered Loans	Total

Acquired loans
December 31, 2013
Individually evaluated for
impairment	$2,231	2,429	$73	$0	$0	$4,733
Loans acquired with
deteriorated credit quality	2,558	10,263	9,355	0	24,633	46,809
Collectively evaluated for
impairment	123,714	396,234	93,091	1,224	1,235	615,498
Total	$128,503	$408,926	$102,519	$1,224	$25,868	$667,040

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

Impaired loans are set forth in the tables below as of March 31, 2014 and December 31, 2013.

	03/31/2014			12/31/2013
(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
Originated loans and leases with no related allowance

Commercial and industrial
Commercial and industrial other	$3,146	$5,126	$0	$4,664	$5,069	$0
Commercial real estate
Construction	5,860	11,469	0	6,073	11,683	0
Commercial real estate other	9,790	10,410	0	10,196	13,518	0
Residential real estate
Residential real estate other	1,058	1,134	0	1,223	1,299	0
Subtotal	$19,854	$28,139	$0	$22,156	$31,569	$0

Originated loans and leases with related allowance

Commercial and industrial
Commercial and industrial other	435	435	79	0	0	0
Subtotal	$435	$435	$79	$0	$0	$0
Total	$20,289	$28,574	$79	$22,156	$31,569	$0

	03/31/2014			12/31/2013
(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
Acquired loans and leases with no related allowance

Commercial and industrial
Commercial and industrial other	$2,777	$3,880	$0	$2,231	$5,081	$0
Commercial real estate
Construction	2,035	2,724	0	0	0	0
Commercial real estate other	4,321	6,269	0	1,960	1,960	0
Residential real estate
Residential real estate other	87	87	0	73	73	0
Subtotal	$9,220	$12,960	$0	$4,264	$7,114	$0

Acquired loans and leases with related allowance

Commercial real estate
Commercial real estate other	0	0	0	469	719	250
Subtotal	$0	$0	$0	$469	$719	$250
Total	$9,220	$12,960	$0	$4,733	$7,833	$250

The average recorded investment and interest income recognized on impaired loans for the three months ended March 31, 2014 and 2013 was as follows:

	Three Months Ended		Three Months Ended
	03/31/2014		03/31/2013
(in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Originated loans and leases with no related allowance

Commercial and industrial
Commercial and industrial other	3,047	0	5,307	0
Commercial real estate
Construction	5,966	0	6,547	0
Commercial real estate other	9,840	0	11,024	0
Residential real estate
Residential real estate other	1,057	0	480	0
Subtotal	$19,910	$0	$23,358	$0

Originated loans and leases with related allowance
Commercial and industrial
Commercial and industrial other	453	0	0	0
Subtotal	$453	$0	$0	$0
Total	$20,363	$0	$23,358	$0

	Three Months Ended		Three Months Ended
	03/31/2014		03/31/2013
(in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Acquired loans and leases with no related allowance

Commercial and industrial
Commercial and industrial other	1,084	0	419	5
Commercial real estate
Construction	2,028	0	0	0
Commercial real estate other	6,081	0	1,797	26
Residential real estate
Residential real estate other	88	0	0	0
Total	$9,281	$0	$2,216	$31

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

The following tables present information on loans modified in troubled debt restructuring during the periods indicated.

March 31, 2014	Three months ended
				Defaulted TDRs[1]
(in thousands)	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Loans	Post- Modification Outstanding Recorded Investment
Commercial and Industrial
Commercial real estate
Commercial real estate other	0	0	0	1	63
Residential real estate
Residential real estate other	0	0	0	1	195
Total	0	$0	$0	2	$258

1TDRs that defaulted during the last three months that were restructured in the prior twelve months.

March 31, 2013	Three months ended
				Defaulted TDRs[3]
(in thousands)	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Loans	Post- Modification Outstanding Recorded Investment

Originated loans and leases
Commercial and industrial
Commercial and industrial other[1]	1	$92	$92	0	$0
Commercial real estate
Commercial real estate other[2]	3	371	371	0	0
Total	4	$463	$463	0	$0

1Represents the following concessions:  extension of term

2 Represents the following concessions:  extension of term (1 loan: $129,000) and extended term and lowered rate (2 loans: $242,000)

3 TDRs that defaulted in the current quarter that were restructured in the prior twelve months.

The following tables present credit quality indicators (internal risk grade) by class of commercial and industrial loans and commercial real estate loans as of March 31, 2014 and December 31, 2013.

March 31, 2014
	Commercial and Industrial	Commercial and Industrial	Commercial Real Estate	Commercial Real Estate	Commercial Real Estate
(in thousands)	Other	Agriculture	Other	Agriculture	Construction	Total
Originated Loans and Leases
Internal risk grade:
Pass	$546,980	$51,566	$887,183	$56,655	$43,648	$1,586,032
Special Mention	21,328	100	19,303	122	3,872	44,725
Substandard	9,476	1,595	15,538	448	5,860	32,917
Total	$577,784	$53,261	$922,024	$57,225	$53,380	$1,663,674

March 31, 2014
	Commercial and Industrial	Commercial and Industrial	Commercial Real Estate	Commercial Real Estate	Commercial Real Estate
(in thousands)	Other	Agriculture	Other	Agriculture	Construction	Total
Acquired Loans and Leases
Internal risk grade:
Pass	$113,741	$0	$320,106	$1,108	$40,655	$475,610
Special Mention	7,862	0	5,127	1,947	0	14,936
Substandard	8,275	0	25,862	0	0	34,137
Total	$129,878	$0	$351,095	$3,055	$40,655	$524,683

December 31, 2013
	Commercial and Industrial	Commercial and Industrial	Commercial Real Estate	Commercial Real Estate	Commercial Real Estate
(in thousands)	Other	Agriculture	Other	Agriculture	Construction	Total
Originated Loans and Leases
Internal risk grade:
Pass	$531,293	$72,997	$869,488	$52,054	$36,396	$1,562,228
Special Mention	20,688	100	17,536	123	3,918	42,365
Substandard	10,458	1,691	16,296	450	6,127	35,022
Total	$562,439	$74,788	$903,320	$52,627	$46,441	$1,639,615

December 31, 2013
	Commercial and Industrial	Commercial and Industrial	Commercial Real Estate	Commercial Real Estate	Commercial Real Estate
(in thousands)	Other	Agriculture	Other	Agriculture	Construction	Total
Acquired Loans and Leases
Internal risk grade:
Pass	$116,160	$0	$5,809	$1,150	$363,427	$486,546
Special Mention	3,821	0	11,516	1,985	0	17,322
Substandard	8,522	0	22,028	0	3,011	33,561
Total	$128,503	$0	$39,353	$3,135	$366,438	$537,429

The following tables present credit quality indicators by class of residential real estate loans and by class of consumer loans. Nonperforming loans include nonaccrual, impaired, and loans 90 days past due and accruing interest.  All other loans are considered performing as of March 31, 2014 and December 31, 2013. For purposes of this footnote, acquired loans that were recorded at fair value at the acquisition date and are 90 days or greater past due are considered performing.

March 31, 2014
(in thousands)	Residential Home Equity	Residential Mortgages	Consumer Indirect	Consumer Other	Total
Originated Loans and Leases
Performing	$171,175	$656,790	$19,668	$32,151	$879,784
Nonperforming	1,994	6,545	234	3	8,776
Total	$173,169	$663,335	$19,902	$32,154	$888,560

March 31, 2014
(in thousands)	Residential Home Equity	Residential Mortgages	Consumer Indirect	Consumer Other	Total
Acquired Loans and Leases
Performing	$63,266	$33,070	$2	$1,156	$97,494
Nonperforming	773	1,634	0	0	2,407
Total	$64,039	$34,704	$2	$1,156	$99,901

December 31, 2013
(in thousands)	Residential Home Equity	Residential Mortgages	Consumer Indirect	Consumer Other	Total
Originated Loans and Leases
Performing	$170,270	$651,139	$20,986	$32,274	$874,669
Nonperforming	1,539	7,827	216	38	9,620
Total	$171,809	$658,966	$21,202	$32,312	$884,289

December 31, 2013
(in thousands)	Residential Home Equity	Residential Mortgages	Consumer Indirect	Consumer Other	Total
Acquired Loans and Leases
Performing	$65,339	$33,014	$5	$1,219	$99,577
Nonperforming	1,844	2,322	0	0	4,166
Total	$67,183	$35,336	$5	$1,219	$103,743

7. FDIC Indemnification Asset Related to Covered Loans

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

Changes in the FDIC indemnification asset during the three months ended March 31, 2014 are shown below. The Company acquired the FDIC indemnification asset as part of the VIST acquisition on August 1, 2012.

Three months ended March 31, 2014
(in thousands)	03/31/2014

Balance, beginning of the period	$4,790
Discount accretion of the present value at the acquisition date	11
Prospective adjustment for additional cash flows	(436)
Increase due to impairment on covered loans	0
Reimbursements from the FDIC	(366)
Balance, end of period	$3,999

8. Earnings Per Share

Earnings per share in the table below, for the three month periods ending March 31, 2014 and 2013 are calculated under the two-class method as required by ASC Topic 260, Earnings Per Share. ASC 260 provides that unvested share-based payment awards that contain nonforfeitable rights to dividends are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. The Company has issued restricted stock awards that contain such rights and are therefore considered participating securities. Basic earnings per common share are calculated by dividing net income allocable to common stock by the weighted average number of common shares, excluding participating securities, during the period. Diluted earnings per common share include the dilutive effect of additional potential shares from stock compensations awards.

	Three Months Ended
(in thousands, except share and per share data)	03/31/2014	03/31/2013
Basic
Net income available to common shareholders	$12,569	$11,510
Less: dividends and undistributed earnings allocated to unvested restricted stock awards	(117)	(34)
Net earnings allocated to common shareholders	12,452	11,476

Weighted average shares outstanding, including participating securities	14,781,394	14,427,114

Less: average participating securities	(136,846)	(52,849)
Weighted average shares outstanding - Basic	14,644,548	14,374,265

Diluted
Net earnings allocated to common shareholders	12,452	11,476

Weighted average shares outstanding - Basic	14,644,548	14,374,265

Dilutive effect of common stock options or restricted stock awards	130,838	62,492

Weighted average shares outstanding - Diluted	14,775,386	14,436,757

Basic EPS	0.85	0.80
Diluted EPS	0.84	0.79

The dilutive effect of common stock options or restricted awards calculation for the three months ended March 31, 2014 and 2013 excludes stock options, stock appreciation rights and restricted stock awards covering an aggregate of 71,349 and 572,068 shares, respectively, because the exercise prices were greater than the average market price during these periods.

9. Other Comprehensive Income (Loss)

The following table presents reclassifications out of the accumulated other comprehensive income for the three month periods ended March 31, 2014 and 2013.

	Three months ended March 31, 2014

(in thousands)	Before-Tax Amount	Tax (Expense) Benefit	Net of Tax
Available-for-sale securities:
Change in net unrealized gain/loss during the period	$8,815	$(3,525)	$5,290
Reclassification adjustment for net realized gain on sale of available-for-sale securities included in net income	(94)	38	(56)
Net unrealized losses	8,721	(3,487)	5,234

Employee benefit plans:
Amortization of net retirement plan actuarial gain	320	(128)	192
Amortization of net retirement plan prior service cost	14	(6)	8
Employee benefit plans	334	(134)	200

Other comprehensive income (loss)	$9,055	$(3,621)	$5,434

	Three months ended March 31, 2013

(in thousands)	Before-Tax Amount	Tax (Expense) Benefit	Net of Tax
Available-for-sale securities:
Change in net unrealized gain/loss during the period	$(5,463)	$2,185	$(3,278)
Reclassification adjustment for net realized gain on sale of available-for-sale securities included in net income	(367)	147	(220)
Reclassification adjustment for credit impairment on available-for-sale
Net unrealized gains	(5,830)	2,332	(3,498)

Employee benefit plans:
Amortization of net retirement plan actuarial loss	654	(261)	393
Amortization of net retirement plan prior service cost	14	(6)	8
Amortization of net retirement plan transition liability	13	(5)	8
Employee benefit plans	681	(272)	409
Other comprehensive (loss) income	$(5,149)	$2,060	$(3,089)

The following table presents the activity in our accumulated other comprehensive income for the periods indicated:

(in thousands)	Available-for-Sale Securities	Employee Benefit Plans	Accumulated Other Comprehensive Income
Balance at January 1, 2013	$26,356	$(28,462)	$(2,106)
Other comprehensive (loss) income before reclassifications	(3,278)	0	(3,278)
Amounts reclassified from accumulated other comprehensive income	(220)	409	189
Net current-period other comprehensive loss	(3,498)	409	(3,089)
Balance at March 31, 2013	$22,858	$(28,053)	$(5,195)

Balance at January 1, 2014	$(8,357)	$(16,762)	$(25,119)
Other comprehensive income (loss) before reclassifications	5,290	0	5,290
Amounts reclassified from accumulated other comprehensive (loss) income	(56)	200	144
Net current-period other comprehensive income	5,234	200	5,434
Balance at March 31, 2014	$(3,123)	$(16,562)	$(19,685)

The following table presents the amounts reclassified out of each component of accumulated other comprehensive income for the three months ended March 31, 2014 and 2013.

Three months ended March 31, 2014

Details about Accumulated other Comprehensive Income Components (in thousands)	Amount Reclassified from Accumulated Other Comprehensive Income[1]	Affected Line Item in the Statement Where Net Income is Presented
Available-for-sale securities:
Unrealized gains and losses on available-for-sale securities	$94	Net gain on securities transactions
	(38)	Tax expense
	56	Net of tax
Employee benefit plans:
Amortization of the following [2]
Net retirement plan actuarial loss	(320)
Net retirement plan prior service cost	(14)
	(334)	Total before tax
	134	Tax benefit
	(200)	Net of tax

1 Amounts in parentheses indicated debits in income statement

2 The accumulated other comprehensive income components are included in the computation of net periodic benefit cost (See Note 10 - "Employee Benefit Plan")

Three months ended March 31, 2013

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

1 Amounts in parentheses indicated debits in income statement

2 The accumulated other comprehensive income components are included in the computation of net periodic benefit cost (See Note 10 - "Employee Benefit Plan")

10. Employee Benefit Plan

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

Components of Net Periodic Benefit Cost

	Pension Benefits		Life and Health		SERP Benefits
	Three Months Ended		Three Months Ended		Three Months Ended
(in thousands)	03/31/2014	03/31/2013	03/31/2014	03/31/2013	03/31/2014	03/31/2013
Service cost	$625	$772	$55	$51	$93	$109
Interest cost	768	669	98	86	214	185
Expected return on plan assets	(1,258)	(995)	0	0	0	0
Amortization of net retirement plan actuarial loss	225	505	11	27	84	122
Amortization of net retirement plan prior service cost (credit)	(31)	(31)	4	4	41	41
Amortization of net retirement plan transition liability	0	0	0	13	0	0
Net periodic benefit cost	$329	$920	$168	$181	$432	$457

The net periodic benefit cost for the Company’s benefit plans are recorded as a component of salaries and benefits in the consolidated statements of income.

The Company realized approximately $200,000 and $409,000, net of tax, as amortization of amounts previously recognized in accumulated other comprehensive income, for the three months ended March 31, 2014 and 2013, respectively.

The Company is not required to contribute to the pension plan in 2014, but it may make voluntary contributions. The Company did not contribute to the pension plan in the first thee months of 2014 and 2013.

11. Other Income and Operating Expense

Other income and operating expense totals are presented in the table below.  Components of these totals exceeding 1% of the aggregate of total noninterest income and total noninterest expenses for any of the years presented below are stated separately.

	Three Months Ended
(in thousands)	03/31/2014	03/31/2013
Noninterest Income
Other service charges	$696	$839
Increase in cash surrender value of corporate owned life insurance	502	552
Net gain on sale of loans	50	29
Other income	591	946
Total other income	$1,839	$2,366
Noninterest Expenses
Marketing expense	$960	$1,165
Professional fees	1,388	1,355
Legal fees	532	592
Software licensing and maintenance	1,215	1,139
Cardholder expense	669	748
Other expenses	4,820	4,836
Total other operating expense	$9,584	$9,835

12. Financial Guarantees

The Company currently does not issue any guarantees that would require liability recognition or disclosure, other than standby letters of credit. The Company extends standby letters of credit to its customers in the normal course of business. The standby letters of credit are generally short-term. As of March 31, 2014, the Company’s maximum potential obligation under standby letters of credit was $61.7 million compared to $62.6 million at December 31, 2013. Management uses the same credit policies to extend standby letters of credit that it uses for on-balance sheet lending decisions and may require collateral to support standby letters of credit based upon its evaluation of the counterparty. Management does not anticipate any significant losses as a result of these transactions, and has determined that the fair value of standby letters of credit is not significant.

13. Segment and Related Information

The Company manages its operations through three reportable business segments in accordance with the standards set forth in FASB ASC 280, “Segment Reporting”: (i) banking (“Banking”), (ii) insurance (“Tompkins Insurance Agencies, Inc.”) and (iii) wealth management (“Tompkins Financial Advisors”). The Company’s insurance services and wealth management services, other than trust services, are managed separately from the Banking segment.

Banking

The Banking segment is primarily comprised of the four banking subsidiaries: Tompkins Trust Company, a commercial bank with fifteen banking offices operated in Ithaca, NY and surrounding communities, The Bank of Castile, a commercial bank with sixteen banking offices conducting operations in the towns situated in and around the areas commonly known as the Letchworth State Park area and the Genesee Valley region of New York State, Mahopac Bank, a commercial bank operating fifteen full-service banking offices and one limited service office in the counties north of New York City, and VIST Bank, a banking organization containing twenty banking offices headquartered and operating in the areas surrounding southeastern Pennsylvania.

Insurance

The Company provides property and casualty insurance services and employee benefits consulting through Tompkins Insurance Agencies, Inc, a 100% wholly-owned subsidiary of the Company, headquartered in Batavia, New York. Tompkins Insurance is an independent insurance agency, representing many major insurance carriers and provides employee benefit consulting to employers in Western and Central New York, assisting them with their medical, group life insurance and group disability insurance. Through the 2012 acquisition of VIST Financial, Tompkins Insurance expanded its operations with the addition of VIST Insurance, a full service insurance agency offering a similar array of insurance products as Tompkins Insurance in southeastern Pennsylvania.

Wealth Management

The Wealth Management segment is generally organized under the Tompkins Financial Advisors brand. Tompkins Financial Advisors offers a comprehensive suite of financial services to customers, including trust and estate services, investment management and financial and insurance planning for individuals, corporate executives, small business owners and high net worth individuals. Tompkins Financial Advisors has offices in each of the Company’s four subsidiary banks in New York.

Summarized financial information concerning the Company’s reportable segments and the reconciliation to the Company’s consolidated results is shown in the following table. Investment in subsidiaries is netted out of the presentations below. The “Intercompany” column identifies the intercompany activities of revenues, expenses and other assets between the banking, insurance and wealth management services segments. The Company accounts for intercompany fees and services at an estimated fair value according to regulatory requirements for the services provided. Intercompany items relate primarily to the use of human resources, information systems, accounting and marketing services provided by any of the banks and the holding company. All other accounting policies are the same as those described in the summary of significant accounting policies in the 2013 Annual Report on Form 10-K.

As of and for the three months ended March 31, 2014
(in thousands)	Banking	Insurance	Wealth Management	Intercompany	Consolidated
Interest income	$45,333	$2	$32	$(2)	$45,365
Interest expense	5,340	0	0	(2)	5,338
Net interest income	39,993	2	32	0	40,027
Provision for loan and lease losses	743	0	0	0	743
Noninterest income	6,314	7,247	4,229	(356)	17,434
Noninterest expense	29,846	5,728	2,992	(356)	38,210
Income before income tax expense	15,718	1,521	1,269	0	18,508
Income tax expense	4,850	625	431	0	5,906
Net Income attributable to noncontrolling interests and Tompkins Financial Corporation	10,868	896	838	0	12,602
Less: Net income attributable to noncontrolling interests	33	0	0	0	33
Net Income attributable to Tompkins Financial Corporation	$10,835	$896	$838	$0	$12,569

Depreciation and amortization	$1,295	$50	$37	$0	$1,382
Assets	5,001,219	34,543	13,712	(7,674)	5,041,800
Goodwill	64,500	19,665	8,081	0	92,246
Other intangibles, net	10,341	5,080	583	0	16,004
Net loans and leases	3,176,198	0	0	0	3,176,198
Deposits	4,112,666	0	0	(7,496)	4,105,170
Total Equity	435,130	26,779	11,913	0	473,822

As of and for the three months ended March 31, 2013
(in thousands)	Banking	Insurance	Wealth Management	Intercompany	Consolidated
Interest income	$44,401	$2	$55	$(1)	$44,457
Interest expense	6,252	0	0	(1)	6,251
Net interest income	38,149	2	55	0	38,206
Provision for loan and lease losses	1,038	0	0	0	1,038
Noninterest income	6,636	7,066	4,190	(502)	17,390
Noninterest expense[1]	29,406	5,566	3,050	(502)	37,520
Income before income tax expense	14,341	1,502	1,195	0	17,038
Income tax expense	4,466	625	404	0	5,495
Net Income attributable to noncontrolling interests and Tompkins Financial Corporation	9,875	877	791	0	11,543
Less: Net income attributable to noncontrolling interests	33	0	0	0	33
Net Income attributable to Tompkins Financial Corporation	$9,842	$877	$791	$0	$11,510

Depreciation and amortization	$1,354	$55	$36	$0	$1,445
Assets	4,948,301	34,427	11,981	(7,429)	4,987,280
Goodwill	64,665	19,559	8,081	0	92,305
Other intangibles, net	11,884	5,476	649	0	18,009
Net loans and leases	2,969,134	0	0	0	2,969,134
Deposits	4,079,623	0	0	(7,271)	4,072,352
Total Equity	412,256	25,150	9,406	0	446,812

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

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of March 31, 2014 and December 31, 2013, segregated by the level of valuation inputs within the fair value hierarchy used to measure fair value.

Recurring Fair Value Measurements
March 31, 2014
(in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Trading securities
Obligations of U.S. Government sponsored entities	$8,104	$0	$8,104	$0
Mortgage-backed securities – residential
U.S. Government sponsored entities	2,394	0	2,394	0
Available-for-sale securities
Obligations of U.S. Government sponsored entities	546,399	0	546,399	0
Obligations of U.S. states and political subdivisions	69,366	0	69,366	0
Mortgage-backed securities – residential, issued by:
U.S. Government agencies	140,970	0	140,970	0
U.S. Government sponsored entities	619,026	0	619,026	0
Non-U.S. Government agencies or sponsored entities	302	0	302	0
U.S. corporate debt securities	2,125	0	2,125	0
Equity securities	1,414	0	0	1,414

Borrowings
Other borrowings	11,228	0	11,228	0

The change in the fair value of the $1.4 million of available-for-sale securities valued using significant unobservable inputs (level 3), between January 1, 2014 and March 31, 2014 was immaterial.

Recurring Fair Value Measurements
December 31, 2013
(in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Trading securities
Obligations of U.S. Government sponsored entities	$8,275	$0	$8,275	$0
Mortgage-backed securities – residential
U.S. Government sponsored entities	2,716	0	2,716	0
Available-for-sale securities		.
Obligations of U.S. Government sponsored entities	556,345	0	556,345	0
Obligations of U.S. states and political subdivisions	67,962	0	67,962	0
Mortgage-backed securities – residential, issued by:
U.S. Government agencies	146,678	0	146,678	0
U.S. Government sponsored entities	577,472	0	577,472	0
Non-U.S. Government agencies or sponsored entities	311	0	311	0
U.S. corporate debt securities	4,633	0	4,633	0
Equity securities	1,410	0	0	1,410

Borrowings
Other borrowings	11,292	0	11,292	0

The change in the fair value of the $1.0 million of available-for-sale securities valued using significant unobservable inputs (level 3), between January 1, 2013 and December 31, 2013 was immaterial.

There were no transfers between Levels 1, 2 and 3 for the three months ended March 31, 2014.

The Company determines fair value for its trading securities using independently quoted market prices. The Company determines fair value for its available-for-sale securities using an independent bond pricing service for identical assets or very similar securities. The Company has reviewed the pricing sources, including methodologies used, and finds them to be fairly stated.

Fair values of borrowings are estimated using Level 2 inputs based upon observable market data. The Company determines fair value for its borrowings using a discounted cash flow technique based upon expected cash flows and current spreads on FHLB advances with the same structure and terms. The Company also receives pricing information from third parties, including the FHLB. The pricing obtained is considered representative of the transfer price if the liabilities were assumed by a third party. The Company’s potential credit risk did not have a material impact on the quoted settlement prices used in measuring the fair value of the FHLB borrowings at March 31, 2014.

Certain assets are measured at fair value on a nonrecurring basis. For the Company, these include loans held for sale, collateral dependent impaired loans, and other real estate owned (“OREO”). During the first quarter of 2014, certain collateral dependent impaired loans were remeasured and reported at fair value through a specific valuation allowance and/or partial charge-offs for loan and lease losses based upon the fair value of the underlying collateral. Collateral values are estimated using Level 2 inputs based upon observable market data. In addition to collateral dependent impaired loans, certain other real estate owned were remeasured and reported at fair value based upon the fair value of the underlying collateral. The fair values of other real estate owned are estimated using Level 2 inputs based on observable market data or Level 3 inputs based on customized discounting criteria. In general, the fair values of other real estate owned are based upon appraisals, with discounts made to reflect estimated costs to sell the real estate. Upon initial recognition, fair value write-downs on other real estate owned are taken through a charge-off to the allowance for loan and lease losses. Subsequent fair value write-downs on other real estate owned are reported in other noninterest expense.

March 31, 2014
		Fair value measurements at reporting			Gain (losses) from fair value
		date using:			changes
	As of	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs	Three months ended
Assets:	03/31/2014	(Level 1)	(Level 2)	(Level 3)	03/31/2014
Impaired Loans	$4,163	$0	$4,163	$0	$(185)
Other real estate owned	4,701	0	4,701	0	118

March 31, 2013
		Fair value measurements at reporting			Gain (losses) from fair value
		date using:			changes
	As of	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs	Three months ended
Assets:	03/31/2013	(Level 1)	(Level 2)	(Level 3)	03/31/2013
Impaired Loans	$5,389	$0	$5,389	$0	$0
Other real estate owned	1,166	0	1,166	0	(128)

The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments at March 31, 2014 and December 31, 2013. The carrying amounts shown in the table are included in the Consolidated Statements of Condition under the indicated captions.

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

Estimated Fair Value of Financial Instruments
March 31, 2014
(in thousands)	Carrying Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets:

Cash and cash equivalents	$98,299	$98,299	$98,299	$0	$0
Securities - held to maturity	18,820	19,434	0	19,434	0
FHLB stock	18,240	18,240	0	18,240	0
Accrued interest receivable	16,655	16,655	0	16,655	0
Loans/leases, net[1]	3,176,198	3,202,015	0	4,163	3,197,852

Financial Liabilities:

Time deposits	$898,884	$902,770	$0	$902,770	$0
Other deposits	3,206,286	3,206,286	0	3,206,286	0
Fed funds purchased and securities sold under agreements to repurchase	158,794	164,014	0	164,014	0
Other borrowings	203,388	208,694	0	208,694	0
Accrued interest payable	1,968	1,968	0	1,968	0
Trust preferred debentures	37,211	41,924	0	41,924	0

Estimated Fair Value of Financial Instruments
December 31, 2013
(in thousands)	Carrying Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets:

Cash and cash equivalents	$82,884	$82,884	$82,884	$0	$0
Securities - held to maturity	18,980	19,625	0	19,625	0
FHLB and FRB stock	25,041	25,041	0	25,041	0
Accrued interest receivable	16,586	16,586	0	16,586	0
Loans/leases, net[1]	3,166,314	3,201,837	0	6,846	3,194,991

Financial Liabilities:

Time deposits	$865,702	$870,857	$0	$870,857	$0
Other deposits	3,081,514	3,081,514	0	3,081,514	0
Fed funds purchased and securities sold under agreements to repurchase	167,724	173,425	0	173,425	0
Other borrowings	320,239	326,193	0	326,193	0
Accrued interest payable	2,121	2,121	0	2,121	0
Trust preferred debentures	37,169	41,673	0	41,673	0

1Lease receivables, although excluded from the scope of ASC Topic 825, are included in the estimated fair value amounts at their carrying value.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

BUSINESS

Corporate Overview and Strategic Initiatives

Tompkins Financial Corporation (“Tompkins” or the “Company”) is a registered financial holding company incorporated in 1995 under the laws of the State of New York and its common stock is listed on the NYSE MKT LLC (Symbol: TMP). Tompkins is headquartered at The Commons, Ithaca, New York. The Company is a locally-oriented, community-based financial services organization that offers a full array of financial products and services, including commercial and consumer banking, leasing, trust and investment services, financial planning and wealth management, insurance and brokerage services. At March 31, 2014, the Company’s subsidiaries included: four wholly-owned banking subsidiaries, Tompkins Trust Company (the “Trust Company”), The Bank of Castile, Mahopac Bank (formerly known as Mahopac National Bank), and VIST Bank; a wholly owned registered investment advisor, TFA Management, Inc. (“TFA Management”, formerly known as AM&M Financial Services, Inc.); and a wholly-owned insurance agency subsidiary, Tompkins Insurance Agencies, Inc. (“Tompkins Insurance”). Tompkins Insurance provides property and casualty insurance, employee benefit consulting, and life, long-term care and disability insurance. TFA Management and the trust division of the Trust Company provide a full array of investment services under the trade name of Tompkins Financial Advisors, including investment management, trust and estate, financial and tax planning as well as life, disability and long-term care insurance services. Unless the context otherwise requires, the term “Company” refers collectively to Tompkins Financial Corporation and its subsidiaries.

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

Acquisitions

On January 31, 2014, Tompkins Insurance acquired certain assets of Breakthrough Benefits, LLC, an employee benefits company located in Downingtown, Pennsylvania, in a cash transaction. The principal partner continued as an employee of Tompkins Insurance after the acquisition. The aggregate purchase price for the assets was $350,000. In addition to $210,000 paid at closing, consideration includes two annual post-closing payments of $70,000 payable on subsequent anniversary dates. Payment is contingent upon certain criteria being met, which Tompkins considers to be likely. The purchase price was allocated as follows goodwill of $103,000, customer related intangibles of $102,000 and a covenant-not-to-compete of $142,000. The value of the customer related intangible is being amortized over 15 years, while the covenant-not-to-compete will be amortized over 5 years commencing with the departure of the principal. The goodwill is not being amortized but will be evaluated annually for impairment.

Business Segments

Banking services consist primarily of attracting deposits from the areas served by the Company’s four banking subsidiaries 66 banking offices (46 offices in New York and 20 offices in Pennsylvania and using those deposits to originate a variety of commercial loans, consumer loans, real estate loans (including commercial loans collateralized by real estate), and leases. The Company’s lending function is managed within the guidelines of a comprehensive Board-approved lending policy. Reporting systems are in place to provide management with ongoing information related to loan production, loan quality, concentrations of credit, loan delinquencies, and nonperforming and potential problem loans. Banking services also include a full suite of products such as debit cards, credit cards, remote deposit, electronic banking, mobile banking, cash management, and safe deposit services.

Wealth management services consist of investment management, trust and estate, financial and tax planning as well as life, disability and long-term care insurance services. Wealth management services are under the trade name Tompkins Financial Advisors. Tompkins Financial Advisors has office locations at all four of the Company’s subsidiary banks.

Insurance services include property and casualty insurance, employee benefit consulting, and life, long-term care and disability insurance. Tompkins Insurance is headquartered in Batavia, New York. Over the past thirteen years, Tompkins Insurance has acquired smaller insurance agencies in the market areas serviced by the Company’s banking subsidiaries and successfully consolidated them into Tompkins Insurance. The VIST Financial acquisition in 2012, which included VIST Insurance, nearly doubled the Company’s annual insurance revenues. In the first quarter of 2014, Tompkins Insurance acquired certain assets of Breakthrough Benefits, LLC, an employee benefits company located in Downingtown, Pennsylvania. Details of this transaction are discussed above. Tompkins Insurance offers services to customers of the Company’s banking subsidiaries by sharing offices with The Bank of Castile, Trust Company, and VIST Bank. In addition to these shared offices, Tompkins Insurance has five stand-alone offices in Western New York, two stand-alone offices in Tompkins County, New York and one stand-alone office in Montgomery County, Pennsylvania.

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

Other Factors Affecting Performance

Other external factors affecting the Company’s operating results are market rates of interest, the condition of financial markets, inflation, economic growth, unemployment, regulatory actions and policies. Historically low interest rates and weak economic conditions have put pressure on the Company’s net interest margin in recent years. The Company has offset some of this pressure with strategic deposit pricing and growth in average earning assets. Weak economic conditions beginning in 2008 also contributed to increases in the Company’s past due loans and leases, nonperforming assets, and net loan and lease losses, as well as decreases in certain fee-based products and services. Gradual improvement in the economy as evidenced by a rebound in the housing market, lower unemployment and higher equities markets, have contributed to improvement in the Company’s credit quality metrics in recent quarters, including decreases in the level of internally classified assets and nonperforming assets. With the strength of the economic recovery uncertain, there is no assurance that these conditions may not adversely affect the credit quality of the Company’s loans and leases, results of operations, and financial condition going forward. Refer to the section captioned “Financial Condition- Allowance for Loan and Lease Losses” below for further details on asset quality.

OTHER IMPORTANT INFORMATION

The following discussion is intended to provide an understanding of the consolidated financial condition and results of operations of the Company for the three ended March 31, 2014. It should be read in conjunction with the Company’s Audited Consolidated Financial Statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, and the Unaudited Consolidated Financial Statements and notes thereto included in Part I of this Quarterly Report on Form 10-Q.

Forward-Looking Statements

The Company is making this statement in order to satisfy the “Safe Harbor” provision contained in the Private Securities Litigation Reform Act of 1995. The statements contained in this Quarterly Report on Form 10-Q that are not statements of historical fact may include forward-looking statements that involve a number of risks and uncertainties. Such forward-looking statements are made based on management’s expectations and beliefs concerning future events impacting the Company and are subject to certain uncertainties and factors relating to the Company’s operations and economic environment, all of which are difficult to predict and many of which are beyond the control of the Company. These uncertainties and factors that could cause actual results of the Company to differ materially from those matters expressed and/or implied by such forward-looking statements. The following factors are among those that could cause actual results to differ materially from the forward-looking statements: changes in general economic, market and regulatory conditions; the development of an interest rate environment that may adversely affect the Company’s interest rate spread, other income or cash flow anticipated from the Company’s operations, investment and/or lending activities; changes in laws and regulations affecting banks, insurance companies, bank holding companies and/or financial holding companies, such as the Dodd-Frank Wall Street Reform and Consumer Protection Act and Basel III; technological developments and changes; the ability to continue to introduce competitive new products and services on a timely, cost-effective basis; governmental and public policy changes, including environmental regulation; protection and validity of intellectual property rights; reliance on large customers; financial resources in the amounts, at the times and on the terms required to support the Company’s future businesses; and other factors discussed elsewhere in this Quarterly Report on Form 10-Q and in other reports we file with the SEC, in particular the “Risk Factors” discussed in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. In addition, such forward-looking statements could be affected by general industry and market conditions and growth rates, general economic and political conditions, including interest rate and currency exchange rate fluctuations, and other factors.

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

For additional information on critical accounting policies and to gain a greater understanding of how the Company’s financial performance is reported, refer to Note 1 – “Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements, and the section captioned “Critical Accounting Policies” in Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. There have been no significant changes in the Company’s application of critical accounting policies since December 31, 2013. Refer to Note 3 – “Accounting Standards Updates” in the Notes to Unaudited Consolidated Financial Statements included in Part I of this Quarterly Report on Form 10-Q for a discussion of recent accounting updates.

In this Report there are comparisons of the Company’s performance to that of a peer group. Unless otherwise stated, this peer group is comprised of the group of 117 domestic bank holding companies with $3 billion to $10 billion in total assets as defined in the Federal Reserve’s “Bank Holding Company Performance Report” for December 31, 2013 (the most recent report available).

OVERVIEW

Tompkins Financial Corporation reported net income of $12.6 million for the first quarter of 2014, an increase of 9.6% from the $11.5 million reported for the same period in 2013. Diluted earnings per share were $0.84 for the first quarter of 2014, a 6.3% increase from $0.79 reported for the first quarter of 2013. 2013 results were impacted by certain non-recurring items including, but not limited to, merger related expenses. Excluding these items, diluted earnings per share (reported core EPS) were $0.80 in the first quarter of 2013.

Return on average assets (“ROA”) for the quarter ended March 31, 2014 was 1.02%, compared to 0.95% for the quarter ended March 31, 2013. Return on average shareholders’ equity (“ROE”) for the first quarter of 2014 was 10.88%, compared to 10.53%, for the same period in 2013. Tompkins’ first quarter ROA and ROE compare to the most recent peer average ratios of 1.05% and 8.97%, respectively, published, published as of December 31, 2013 by the Federal Reserve, ranking Tompkins’ ROA in the 53rd percentile and ROE in the 73rd percentile of the peer group.

The Company’s operating (Non-GAAP) net income for the first quarter was $12.6 million, or $0.84 diluted per share, compared to $12.5 million, or $0.80 diluted per share for the first quarter of 2013. Operating (Non-GAAP) income excludes after-tax merger and acquisition integration expense of $0 and $118,000 for the three months ended March 31, 2014 and 2013, respectively.

The following table summarizes our results of operations for the periods indicated on a GAAP basis and on an operating (non-GAAP) basis for the periods indicated. Our operating results exclude merger and acquisition integration expenses. The Company believes this non-GAAP measure provides a meaningful comparison of our underlying operational performance and facilitates managements’ and investors’ assessments of business and performance trends in comparison to others in the financial services industry. In addition, the Company believes the exclusion of the nonoperating items from our performance enables management and investors to perform a more effective evaluation and comparison of our results and to assess performance in relation to our ongoing operations (in thousands). These non-GAAP financial measures should not be considered in isolation or as a measure of the Company’s profitability or liquidity; they are in addition to, and are not a substitute for, financial measures under GAAP. Net operating income and adjusted diluted earnings per share as presented herein may be different from non-GAAP financial measures used by other companies, and may not be comparable to similarly titled measures reported by other companies. Further, the Company may utilize other measures to illustrate performance in the future. Non-GAAP financial measures have limitations since they do not reflect all of the amounts associated with the Company’s results of operations as determined in accordance with GAAP.

	Three months ended
(in thousands)	03/31/2014	03/31/2013

Net income attributable to Tompkins Financial Corporation	$12,569	$11,510
Less: dividends and undistributed earnings allocated to unvested stock awards	117	34
Net income available to common shareholders (GAAP)	12,452	11,476

Diluted earnings per share (GAAP)	0.84	0.80

Adjustments for non-operating income and expense, net of tax:
Merger and acquisition integration related expenses	0	118
Total adjustments, net of tax	0	118

Net operating income available to common shareholders
(Non-GAAP)	$12,452	$11,594
Adjusted diluted earnings per share (Non-GAAP)	0.84	0.81

	Three months ended
(in thousands)	03/31/2014	03/31/2013

Net income attributable to Tompkins Financial Corporation	$12,569	$11,510

Adjustments for non-operating income and expense, net of tax:
Merger and acquisition integration related expenses	0	118
Total adjustments, net of tax	0	118

Net operating income (Non-GAAP)	12,569	11,628
Amortization of intangibles, net of tax	316	334
Adjusted net operating income (Non-GAAP)	12,885	11,962

Average total shareholders’ equity	468,515	443,277
Average goodwill and intangibles	108,437	110,687
Average shareholders’ tangible equity (Non-GAAP)	360,078	332,590

Adjusted operating return on average shareholders’ tangible equity (annualized) (Non-GAAP)	14.51%	14.39%

	Three months ended
(in thousands)	03/31/2014	03/31/2013

Adjusted net operating income (Non-GAAP)	$12,885	$11,962

Average total assets	4,982,033	4,899,727
Average goodwill and intangibles	108,434	110,687
Average tangible assets	4,873,599	4,789,040

Adjusted operating return on average tangible assets (annualized)(Non-GAAP)	1.07%	1.01%

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

Banking Segment

The banking segment reported net income of $10.8 million for the first quarter of 2014, up $993,000 or 10.1% from net income of $9.8 million for the same period in 2013.

Net interest income of $40.0 million for the first quarter was up 4.8% or $1.8 million over the same period in 2013. Growth in average earning assets and lower funding costs more than offset the lower asset yields and contributed to favorable year-over-year comparisons. Net interest margin for the three months ended March 31, 2014 was 3.60% compared to 3.57% for the same period prior year.

The provision for loan and lease losses totaled $743,000 for the three months ended March 31, 2014 and $1.0 million for the same period in 2013. The decrease in provision expense was largely attributable to an overall improvement in credit quality.

Noninterest income for the three months ended March 31, 2014 of $6.3 million was down $322,000 or 4.9% compared to the same period in 2013. The main drivers behind the decrease in noninterest income included; realized gains on the sale of available-for-sale securities (down $273,000), FDIC indemnification accretion (down $180,000), income from a Small Business Investment Company (down $188,000), non-recurring write-offs of fixed assets related to a rebranding strategy (down $89,000), servicing related loan fees (down $67,000), and BOLI income (down $50,000). Partially offsetting these items were service charges on deposit accounts (up $208,000) and card services income (up $375,000).

Noninterest expenses for the quarter ended March 31, 2014 were up $440,000 or 1.5% from the same period in 2013. This increase was primarily related to an increase in the number of employees, normal annual merit and market increases and higher incentive accruals.

Insurance Segment

The insurance segment reported net income of $896,000 for the three months ended March 31, 2014, up $19,000 or 2.2% from the first quarter of 2013. Noninterest income for the first quarter of 2014 was up $181,000 or 2.6% compared to the same period in 2013. Noninterest expenses for the three months ended March 31, 2014, were up $162,000 or 2.9% compared to the first quarter of 2013. Salaries and benefits costs were the largest contributors to the increase in noninterest expense compared to the same period last year.

Wealth Management Segment

The wealth management segment reported net income of $838,000 for the three months ended March 31, 2014, up $47,000 or 5.9% compared to the first quarter of 2013. Noninterest income for the first quarter of 2014 was $4.2 million, which is up $39,000 or 0.9% compared to prior year. Noninterest expenses for the three months ended March 31, 2014, were down $58,000 or 1.9% compared to the same period of 2013, mainly due to lower incentive based compensation.

Average Consolidated Statements of Condition and Net Interest Analysis (Unaudited)

	Year to Date Period Ended			Year to Date Period Ended
	March 31, 2014			March 31, 2013
	Average			Average
	Balance		Average	Balance		Average
(Dollar amounts in thousands)	(YTD)	Interest	Yield/Rate	(YTD)	Interest	Yield/Rate
ASSETS
Interest-earning assets
Interest-bearing balances due from banks Securities (1)	$1,026	$1	0.40%	$3,908	$7	0.73%
U.S. Government securities	1,284,771	7,373	2.33%	1,297,578	6,794	2.12%
Trading securities	10,832	112	4.19%	16,126	165	4.15%
State and municipal (2)	88,037	1,109	5.11%	100,089	1,299	5.26%
Other securities (2)	5,194	44	3.44%	9,158	90	3.99%
Total securities	1,388,834	8,638	2.52%	1,422,951	8,348	2.38%
FHLBNY and FRB stock	20,137	210	4.23%	18,859	185	3.98%

Total loans and leases, net of unearned income (2)(3)	3,192,520	37,399	4.75%	2,963,737	36,567	5.00%
Total interest-earning assets	4,602,517	46,248	4.08%	4,409,455	45,107	4.15%

Other assets	379,516			490,272

Total assets	4,982,033			4,899,727

LIABILITIES & EQUITY
Deposits
Interest-bearing deposits
Interest bearing checking, savings, & money market	2,287,871	1,097	0.19%	2,269,900	1,418	0.25%
Time deposits	888,474	1,645	0.75%	979,860	1,968	1.02%
Total interest-bearing deposits	3,176,345	2,742	0.35%	3,249,760	3,386	0.42%
Federal funds purchased & securities sold under agreements to repurchase	162,348	817	2.04%	198,707	1,010	2.06%
Other borrowings	248,678	1,209	1.97%	119,606	1,168	3.96%
Trust preferred debentures	37,184	570	6.22%	43,675	687	6.38%
Total interest-bearing liabilities	3,624,555	5,338	0.60%	3,611,748	6,251	0.70%

Noninterest bearing deposits	834,864			771,761
Accrued expenses and other liabilities	54,099			72,941
Total liabilities	4,513,518			4,456,450

Tompkins Financial Corporation Shareholders’ equity	467,048			441,810
Noncontrolling interest	1,467			1,467

Total equity	468,515			443,277

Total liabilities and equity	$4,982,033			$4,899,727
Interest rate spread			3.48%			3.45%
Net interest income/margin on earning assets		40,910	3.60%		38,856	3.57%

Tax Equivalent Adjustment		(883)			(650)

Net interest income per consolidated financial statements		$40,027			$38,206

1 Average balances and yields on available-for-sale securities are based on historical amortized cost

2 Interest income includes the tax effects of taxable-equivalent adjustments using a combined New York State and Federal effective income tax rate of 40% to increase tax exempt interest income to taxable-equivalent basis.

3 Nonaccrual loans are included in the average asset totals presented above.  Payment received on nonaccrual loans have been recognized as disclosed in Note 1 of the Company’s condensed consolidated financial statements included in Part 1 of the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2013.

Net Interest Income

Net interest income is the Company’s largest source of revenue, representing 69.7% of total revenues for the three months ended March 31, 2014, compared to 68.7% for the same period in 2013. Net interest income is dependent on the volume and composition of interest earning assets and interest-bearing liabilities and the level of market interest rates. The Company’s net interest income over the past several years has benefitted from steady growth in average earning assets, as well as lower funding costs. However, with deposit rates at historically low levels, the downward pricing of these liabilities has slowed, which has placed pressure on net interest margin. The taxable equivalent net interest margin was 3.60% for the three month period ended March 31, 2014, as compared to 3.57% for the same period in 2013. The improvement in the first quarter 2014 net interest margin compared to the first quarter of 2013 was mainly a result of lower funding costs, which were partially offset by lower yields on earning assets. The impact of lower market rates on the first quarter 2014 yield on average earning assets was lessened by the increase in average loan balances as a percentage of total average earning assets. Average loan balances represented about 69.4% of average earning assets in the first quarter of 2014, up from 67.2% in the first quarter of 2013.

The above table shows average interest-earning assets and interest-bearing liabilities, and the corresponding yield or cost associated with each. Taxable-equivalent net interest income for the three ended March 31, 2014 was $40.9 million up 5.3% when compared to the same period in 2013. The increase was due to an increase in average earning assets, as well as a decrease in funding costs.

Taxable-equivalent interest income for the first quarter of 2014 was $46.2 million, up 2.5% when compared to the first quarter of 2013. The increase in taxable-equivalent interest income was mainly the result of an increase in average loans, which was somewhat offset by a decrease in the yield on average loans. Average loan balances for the three months ended March 31, 2014 were up $228.8 million or 7.7%, while the average yield decreased 25 basis points to 4.75% from the same period in 2013. Average securities balances for the first quarter of 2014 decreased $34.1 million or 2.4% as compared to average balances in the first quarter of 2013, while the average yield increased 14 basis points to 2.52%.

Interest expense for the first quarter of 2014 decreased by $913,000 or 14.6% compared to the first quarter of 2013, reflecting lower average rates paid on deposits and borrowings partially offset by a slight increase in interest bearing liabilities. The average rate paid on interest bearing deposits during the first quarter of 2014 was 0.35% or 7 basis points lower than the average rate paid in the first quarter of 2013. Average interest bearing deposits for the first quarter of 2014 were down $73.4 million or 2.3% compared to the same period in 2013. The decrease in average interest bearing deposits was mainly offset by an increase in average noninterest bearing deposits, which were up $63.1 million or 8.2% in the first quarter of 2014 over the first quarter of 2013. For the first three months of 2014, the average cost of total deposits, inclusive on noninterest bearing deposits was 0.28% compared to 0.34% for the first three months of 2013. Average other borrowings for the first quarter increased by $129.1 million or 107.9% compared to the first quarter of 2013. The increase in average borrowings was mainly in overnight borrowings with the FHLB, which contributed to the decrease in average funding cost in this category in 2014.

Provision for Loan and Lease Losses

The provision for loan and lease losses represents management’s estimate of the amount necessary to maintain the allowance for loan and lease losses at an adequate level. The provision for loan and lease losses was $743,000 for the first quarter of 2014, as compared to $1.0 million for the same period in 2013. The 28.4% decrease in provision for loan and lease losses for the three month comparative periods is mainly a result of improvements in credit quality. Over the past several quarters, the Company has reported improvements in asset quality metrics; current levels of nonperforming loans and criticized and classified loans are down from the same period prior year.

Noninterest Income

Noninterest income was $17.4 million for the first quarter of 2014, which was in line with the same period prior year. Noninterest income represented 30.3% of total revenue for the first quarter of 2014, compared to 31.3% for the same period in 2013.

Insurance commissions and fees were $7.3 million for the first quarter of 2014, which was in line with the same period prior year. Commissions from commercial lines, personal insurance lines and health and employee benefits were up in 2014 over the same period in 2013. The increase was mainly offset by lower commissions on customized risk management plans using life, disability and long-term care insurance products.

Investment services income was $4.0 million in first quarter of 2014, an increase of 5.9% from $3.8 million in the first quarter of 2013. The increase was mainly attributed to increases in assets under management, reflecting new business and higher equities markets. Investment services income includes trust services, financial planning, wealth management services, and brokerage related services. With fees largely based on the market value and the mix of assets managed, the general direction of the stock market can have a considerable impact on fee income. The fair value of assets managed by, or in custody of, Tompkins was $3.5 billion at March 31, 2014, up 2.9% from $3.4 billion at March 31, 2013. These figures include $973.3 million and $1.1 billion, respectively, of Company-owned securities where Tompkins Financial Advisors is custodian.

Service charges on deposit accounts were up $208,000 or 10.9% for the first quarter of 2014 compared to the first quarter of 2013. The increase was mainly due to growth in noninterest bearing accounts, and account analysis fees that reflect fee increases on certain types of deposit accounts. Overdraft fees, the largest component of service charges on deposits accounts, were flat compared to prior year.

Card services income for the three months ended March 31, 2014 was up $374,000 or 21.5% over the same period in 2013. The increase was mainly in debit card fees and reflects accrual adjustments related to the termination of the debit card reward program in December 2013. Favorable trends in the number of debit cards issued and transaction volume have been partially offset by lower interchange fees.

For the three months ended March 31, 2014 and March 31, 2013, the Company recognized $94,000 and $273,000, respectively, in gains on sales of available-for-sale investment securities as a result of general portfolio maintenance and interest rate risk management.

Other income was $1.8 million and $2.4 million for the first quarters of 2014 and 2013, respectively. The significant components of other income are other service charges, increases in cash surrender value of corporate owned life insurance (“COLI”), gains on the sales of residential mortgage loans, FDIC Indemnification accretion and income from miscellaneous equity investments. Decline in COLI revenue, loan related fees, and income from miscellaneous investments contributed to the decline for first quarter 2014. Accretion related to FDIC Indemnification in the first quarter of 2014 was down $180,000 from the same period prior year.

Noninterest Expense

Noninterest expense was $38.2 million for the first quarter of 2014, up 1.8% compared to the first quarter of 2013. The increase in noninterest expense compared to the same period prior year is mainly a result of higher salary and wages expense.

Salaries and wages expense increased by $1.1 million or 6.9% in the first quarter of 2014 compared to the same period in 2013. The increase is mainly a result of normal increases over the course of the year. Pension and other employee related benefits were flat for the first quarter of 2014 compared to the same period in 2013.

Overall, all other expense categories remained relatively flat compared to the same period prior year.

Income Tax Expense

The provision for income taxes provides for Federal and New York State income taxes. The provision for income taxes was $5.9 million for an effective rate of 31.9% for the first quarter of 2014, compared to tax expense of $5.5 million and an effective rate of 32.3% for the same quarter in 2013. The effective rates differ from the U.S. statutory rate of 35.0% during the comparable periods primarily due to the effect of tax-exempt income from loans, securities and life insurance assets.

FINANCIAL CONDITION

Total assets were $5.0 billion at March 31, 2014, up $38.8 million or 0.8% over December 31, 2013. The growth over year-end was primarily attributable to growth in originated loans, which were up $28.3 million or 1.1% and growth in available-for-sale securities, which were up $24.8 million or 1.8%. This growth was partially offset by a decrease in acquired loans, which were down $18.4 million or 2.8%. Total deposits increased $158.0 million or 4.0% compared to December 31, 2013, mainly a result of an inflow of municipal deposits. Other borrowings decreased $116.9 million or 35.3% from December 31, 2013, as a result of the paydown of short-term advances with the FHLB.

Securities

As of March 31, 2014, total securities were $1.4 billion or 27.9% of total assets, compared to $1.4 billion or 27.7% of total assets at year-end 2013, and $1.6 billion or 31.1% at March 31, 2013. The following table details the composition of available-for-sale and held-to-maturity securities.

Available-for-Sale Securities
	03/31/2014		12/31/2013
(in thousands)	Amortized Cost	Fair Value	Amortized Cost[1]	Fair Value

Obligations of U.S. Government sponsored entities	$543,889	$546,398	$558,130	$556,345
Obligations of U.S. states and political subdivisions	69,066	69,366	68,216	67,962
Mortgage-backed securities
U.S. Government agencies	140,583	140,970	147,766	146,678
U.S. Government sponsored entities	626,994	619,025	587,843	577,472
Non-U.S. Government agencies or sponsored entities	297	302	306	311
U.S. corporate debt securities	2,500	2,125	5,000	4,633
Total debt securities	1,383,329	1,378,186	1,367,261	1,353,401
Equity securities	1,475	1,414	1,475	1,410
Total available-for-sale securities	$1,384,804	$1,379,600	$1,368,736	$1,354,811

Held-to-Maturity Securities
	03/31/2014		12/31/2013
(in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Obligations of U.S. states and political subdivisions	$18,820	$19,434	$18,980	$19,625
Total held-to-maturity debt securities	$18,820	$19,434	$18,980	$19,625

The decrease in the fair value of the available-for-sale portfolio was due to the changes in interest rates during the first quarter of 2014. The rise in interest rates during the quarter resulted in a decrease in the unrealized gains in the available-for-sale portfolio. Management’s policy is to purchase investment grade securities that on average have relatively short duration, which helps mitigate interest rate risk and provides sources of liquidity without significant risk to capital. The decrease in the held-to-maturity portfolio was due to maturities and calls during the three month period ended March 31, 2014.

The Company has no investments in preferred stock of U.S. government sponsored entities and no investments in pools of Trust Preferred securities. Quarterly, the Company evaluates all investment securities with a fair value less than amortized cost to identify any other-than-temporary impairment as defined under generally accepted accounting principles.

As a result of the other-than-temporarily impairment review process, the Company does not consider any investment security held at March 31, 2014 to be other-than-temporarily impaired. Future changes in interest rates or the credit quality and credit support of the underlying issuers may reduce the market value of these and other securities. If such decline is determined to be other than temporary, the Company will record the necessary charge to earnings and/or accumulated other comprehensive income to reduce the securities to their then current fair value.

The Company maintains a trading portfolio with a fair value of $10.5 million as of March 31, 2014, compared to $11.0 million at December 31, 2013. The decrease in the trading portfolio reflects maturities or payments during the three months ended March 31, 2014. For the three months ended March 31, 2014, net mark-to-market losses related to the securities trading portfolio were $59,000, compared to net mark-to-market losses of $115,000 for the same period in 2013.

Loans and Leases

Loans and leases at March 31, 2014 and December 31, 2013 were as follows:

	03/31/2014			12/31/2013
(in thousands)	Originated	Acquired	Total Loans and Leases	Originated	Acquired	Total Loans and Leases
Commercial and industrial
Agriculture	$53,261	$0	$53,261	$74,788	$0	$74,788
Commercial and industrial other	577,784	129,878	707,662	562,439	128,503	690,942
Subtotal commercial and industrial	631,045	129,878	760,923	637,227	128,503	765,730
Commercial real estate
Construction	53,380	40,655	94,035	46,441	39,353	85,794
Agriculture	57,225	3,055	60,280	52,627	3,135	55,762
Commercial real estate other	922,024	351,095	1,273,119	903,320	366,438	1,269,758
Subtotal commercial real estate	1,032,629	394,805	1,427,434	1,002,388	408,926	1,411,314
Residential real estate
Home equity	173,169	64,039	237,208	171,809	67,183	238,992
Mortgages	663,335	34,704	698,039	658,966	35,336	694,302
Subtotal residential real estate	836,504	98,743	935,247	830,775	102,519	933,294
Consumer and other
Indirect	19,902	2	19,904	21,202	5	21,207
Consumer and other	32,154	1,156	33,310	32,312	1,219	33,531
Subtotal consumer and other	52,056	1,158	53,214	53,514	1,224	54,738
Leases	5,529	0	5,529	5,563	0	5,563
Covered loans	0	24,106	24,106	0	25,868	25,868
Total loans and leases	2,557,763	648,690	3,206,453	2,529,467	667,040	3,196,507
Less: unearned income and deferred costs and fees	(2,241)	0	(2,241)	(2,223)	0	(2,223)
Total loans and leases, net of unearned income and deferred costs and fees	$2,555,522	$648,690	$3,204,212	$2,527,244	$667,040	$3,194,284

Residential real estate loans, including home equity loans at March 31, 2014 were $935.2 million, and comprised 29.2% of total loans and leases. Balances were comparable to year-end 2013. Growth in residential loan balances is impacted by the Company’s decision to retain these loans or sell them in the secondary market due to interest rate considerations. The Company’s Asset/Liability Committee meets regularly and establishes standards for selling and retaining residential real estate mortgage originations.

Prior to August 2012, any residential real estate loans that were sold were generally sold to Federal Home Loan Mortgage Corporation (“FHLMC”) or State of New York Mortgage Agency (“SONYMA”). With the acquisition of VIST on August 1, 2012, the Company also sells loans to other third parties, including money center banks. Residential real estate loans are generally sold without recourse in accordance with standard secondary market loan sale agreements and are also subject to customary representations and warranties made by the Company, including representations and warranties related to gross incompetence and fraud. The Company has not had to repurchase any loans as a result of these general representations and warranties. While in the past in rare circumstances the Company agreed to sell residential real estate loans with recourse, the Company has not done so in the past several years and the amount of such loans included on the Company’s balance sheet at March 31, 2014 is insignificant. The Company has never had to repurchase a loan sold with recourse.

During the first three months of 2014 and 2013, the Company sold residential mortgage loans totaling $2.6 million and $0.7 million, respectively, and realized gains on these sales of $50,000 and $29,000, respectively. These residential real estate loans were sold without recourse in accordance with standard secondary market loan sale agreements. When residential mortgage loans are sold, the Company typically retains all servicing rights, which provides the Company with a source of fee income. Mortgage servicing rights, at amortized basis, totaled $1.0 million at March 31, 2014 and December 31, 2013.

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

Commercial real estate loans were $1.4 billion, and represented 44.5% of total loans as of March 31, 2014. Commercial and industrial loans at March 31, 2014 were $760.9 million, and represented 23.7% of total loans. As of March 31, 2014, agriculturally-related loans totaled $113.5 million or 3.5% of total loans and leases, down from $130.6 million or 4.1% of total loans and leases at December 31, 2013. There is generally an increase in agriculturally-related loans at year end related to tax planning and these loans are typically paid down over the first part of the year. Agriculturally-related loans include loans to dairy farms and cash and vegetable crop farms. Agriculturally-related loans are primarily made based on identified cash flows of the borrower with consideration given to underlying collateral, personal guarantees, and government related guarantees. Agriculturally-related loans are generally secured by the assets or property being financed or other business assets such as accounts receivable, livestock, equipment or commodities/crops.

The acquired loans in the above table reflect loans acquired in the acquisition of VIST Financial Corp. during the third quarter of 2012. The acquired loans were recorded at fair value pursuant to the purchase accounting guidelines in FASB ASC 805 – “Fair Value Measurements and Disclosures” (as determined by the present value of expected future cash flows) with no valuation allowance (i.e., the allowance for loan losses). Upon acquisition, the Company evaluated whether each acquired loan (regardless of size) was within the scope of ASC 310-30, “Receivables – Loans and Debt Securities Acquired with Deteriorated Credit Quality”.

The carrying value of acquired loans acquired and accounted for in accordance with ASC Subtopic 310-30, “Receivables Loans and Debt Securities Acquired with Deteriorated Credit Quality,” was $43.2 million at March 31, 2014, as compared to $46.8 million at December 31, 2013. Under ASC Subtopic 310-30, loans may be aggregated and accounted for as pools of loans if the loans being aggregated have common risk characteristics. The Company elected to account for the loans with evidence of credit deterioration individually rather than aggregate them into pools. The difference between the undiscounted cash flows expected at acquisition and the investment in the acquired loans, or the “accretable yield,” is recognized as interest income utilizing the level-yield method over the life of each loan. Contractually required payments for interest and principal that exceed the undiscounted cash flows expected at acquisition, or the “non-accretable difference,” are not recognized as a yield adjustment, as a loss accrual or as a valuation allowance.

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

The carrying value of loans not exhibiting evidence of credit impairment at the time of the acquisition (i.e. loans outside of the scope of ASC 310-30) was $605.5 million at March 31, 2014. The fair value of the acquired loans not exhibiting evidence of credit impairment was determined by projecting contractual cash flows discounted at risk-adjusted interest rates.

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

At March 31, 2014, acquired loans included $24.1 million of covered loans. VIST Financial Corp had acquired these loans in an FDIC assisted transaction in the fourth quarter of 2010. In accordance with loss sharing agreements with the FDIC, certain losses and expenses relating to covered loans may be reimbursed by the FDIC at 70% or, if certain levels of reimbursement are reached, 80%. See Note 7 – “FDIC Indemnification Asset Related to Covered Loans” in the Notes to Unaudited Condensed Consolidated Financial Statements included in Part I of this Quarterly Report on Form 10-Q.

The Company has adopted comprehensive lending policies, underwriting standards and loan review procedures. Management reviews these policies and procedures on a regular basis. The Company discussed its lending policies and underwriting guidelines for its various lending portfolios in Note 6 – “Loans and Leases” in the Notes to Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. There have been no significant changes in these policies and guidelines. As such, these policies are reflective of new originations as well as those balances held at March 31, 2014. The Company’s Board of Directors approves the lending policies at least annually. The Company recognizes that exceptions to policy guidelines may occasionally occur and has established procedures for approving exceptions to these policy guidelines. Management has also implemented reporting systems to monitor loan originations, loan quality, concentrations of credit, loan delinquencies and nonperforming loans and potential problem loans.

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

Since the methodology is based upon historical experience and trends as well as management’s judgment, factors may arise that result in different estimations. Significant factors that could give rise to changes in these estimates may include, but are not limited to, changes in economic conditions in the local area, concentration of risk, changes in interest rates, and declines in local property values. Based on its evaluation of the allowance as of March 31, 2014, management considers the allowance to be appropriate. Under adversely different conditions or assumptions, the Company would need to increase or decrease the allowance.

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

(in thousands)	03/31/2014	12/31/2013	03/31/2013

Allowance for originated loans and leases
Commercial and industrial	$8,769	$8,406	$7,037
Commercial real estate	10,415	10,459	10,644
Residential real estate	5,368	5,771	5,036
Consumer and other	2,109	2,059	1,879
Leases	0	5	2
Total	$26,661	$26,700	$24,598

(in thousands)	03/31/2014	12/31/2013	03/31/2013

Allowance for acquired loans
Commercial and industrial	$298	$168	$0
Commercial real estate	819	770	63
Residential real estate	70	274	0
Consumer and other	166	58	0
Total	$1,353	$1,270	$63

As of March 31, 2014, the total allowance for loan and lease losses was $28.0 million, which was in line with year-end 2013. The favorable impact on the allowance or improved asset quality was partially offset by growth in the originated loan portfolio. Loans internally-classified Special Mention, Substandard and Doubtful were down from prior year as were the level of nonperforming loans and leases. The allowance for loan and lease losses covered 78.88% of nonperforming loans and leases as of March 31, 2014, compared to 71.65% at December 31, 2013, and 66.16% at March 31, 2013.

The Company’s allowance for originated loan and lease losses totaled $26.7 million at March 31, 2014, which represented 1.04% of total originated loans, compared to 1.06% at December 31, 2013 and 1.11% at March 31, 2013. Originated loans internally-classified as Special Mention, Substandard and Doubtful totaled $77.6 million at March 31, 2014, which were in line with December 31, 2013, and down $14.2 million or 15.5% compared to March 31, 2013. The decrease is mainly due to paydowns of classified assets and upgrades of risk ratings in our commercial real estate, agriculture loan, and commercial real estate construction portfolios as a result of improving financial conditions of our commercial and agricultural customers. The allocations in the above table are fairly consistent between December 31, 2013 and March 31, 2014. The decrease in the residential real estate allocation reflected slower growth, lower nonperforming loans and overall improvement in the housing market. The increase in the allocation for commercial and industrial loans was mainly a result of a slight uptick in the historical loss component, which is based on average losses in the portfolio.

The allowance for acquired loans was fairly consistent between December 31, 2013 and March 31, 2014. The amount of acquired loans internally-classified as Special Mention, Substandard and Doubtful totaled $49.1 million at March 31, 2014, down from $50.9 million at year-end 2013 and $74.3 million at March 31, 2013. Loan pay downs and the movement of loans to other real estate owned have contributed to the decrease from year-end. Nonaccrual loans in the acquired portfolio decreased from $8.5 million at year-end 2013 to $6.9 million at March 31, 2014.

Activity in the Company’s allowance for loan and lease losses during the first three months of 2014 and 2013 is illustrated in the table below.

Analysis of the Allowance for Originated Loan and Lease Losses

(in thousands)	03/31/2014	12/31/2013	03/31/2013
Average originated loans outstanding during period	$2,532,952	$2,307,493	$2,161,200
Balance of originated allowance at beginning of year	$26,700	$24,643	$24,643

ORIGINATED LOANS CHARGED-OFF:
Commercial and industrial	121	1,605	390
Commercial real estate	180	651	346
Residential real estate	193	752	192
Consumer and other	252	1,282	264
Total loans charged-off	$746	$4,290	$1,192

RECOVERIES OF ORIGINATED LOANS PREVIOUSLY CHARGED-OFF:
Commercial and industrial	65	4,162	160
Commercial real estate	2	718	78
Residential real estate	12	48	2
Consumer and other	117	419	87
Total loans recoveries	$196	$5,347	$327
Net loans charged-off (recovered)	550	(1,057)	865
Additions to originated allowance charged to operations	511	1,000	820
Balance of originated allowance at end of period	$26,661	$26,700	$24,598
Allowance for originated loans and leases as a percentage of originated loans and leases	1.04%	1.06%	1.11%
Annualized net charge-offs (recoveries) on originated loans to average total originated loans and leases during the period	0.09%	(0.05%)	0.16%

Analysis of the Allowance for Acquired Loan Losses

(in thousands)	03/31/2014	12/31/2013	03/31/2013
Average acquired loans outstanding during period	$659,568	$746,045	$802,473
Balance of acquired allowance at beginning of year	1,270	0	0

ACQUIRED LOANS CHARGED-OFF:
Commercial and industrial	19	2,991	23
Commercial real estate	25	179	0
Residential real estate	99	696	107
Consumer and other	6	25	25
Total loans charged-off	$149	$3,891	$155

Net loans charged-off	149	3,891	155
Additions to acquired allowance charged to operations	232	5,161	218
Balance of acquired allowance at end of period	$1,353	$1,270	$63
Allowance for acquired loans as a percentage of acquired loans outstanding acquired loans and leases	0.21%	0.17%	0.01%
Annualized net charge-offs on acquired loans as a percentage of average acquired loans and leases outstanding during the period	0.09%	0.52%	0.08%
Annualized total net charge-offs as a percentage of average loans and leases outstanding during the period	0.09%	0.09%	0.14%

Net loan and lease charge-offs totaled $699,000 for the period ending March 31, 2014, compared to $1.0 million for the same period in 2013. Annualized net charge offs for the three months ended March 31, 2014 as a percentage of average total loans and leases was 0.09% compared to 0.09% for the twelve months ended December 31, 2013 and 0.14% for the three months ended March 31, 2013. The most recent peer percentage is 0.29%. The peer data is from the Federal Reserve Board and represents banks or bank holding companies with assets between $3.0 billion and $10.0 billion. The peer data is as of December 31, 2013, the most recent data available.

The provision for loan and lease losses was $743,000 for the three months ended March 31, 2014, compared to $1.0 million for the same period in 2013. Improved asset quality metrics contributed to the year-over-year decrease in provision expense.

Analysis of Past Due and Nonperforming Loans
(in thousands)	03/31/2014[1]	12/31/2013[1]	03/31/2013[1]
Loans 90 days past due and accruing
Commercial and industrial	$0	$0	$0
Commercial real estate	278	161	0
Residential real estate	61	446	157
Total loans 90 days past due and accruing	339	607	157
Nonaccrual loans[2]
Commercial and industrial	1,343	1,679	1,299
Commercial real estate	21,445	23,364	24,782
Residential real estate	10,885	13,086	10,798
Consumer and other	237	254	236
Total nonaccrual loans	33,910	38,383	37,115
Troubled debt restructurings not included above	1,266	45	0
Total nonperforming loans and leases	35,515	39,035	37,272
Other real estate owned	5,351	4,253	3,950
Total nonperforming assets	$40,866	$43,288	$41,222
Allowance as a percentage of nonperforming loans and leases	78.88%	71.65%	66.16%
Total nonperforming loans and leases as percentage of total loans and leases	1.11%	1.22%	1.24%
Total nonperforming assets as percentage of total assets	0.81%	0.87%	0.83%

1The March 31, 2014, December 31, 2013, and March 31, 2013 columns in the above table exclude $4.9 million, $7.0 million, and $17.8 million, respectively, of acquired loans that are 90 days past due and accruing interest.  These loans were originally recorded at fair value on the acquisition date of August 1, 2012.  These loans are considered to be accruing as we can reasonably estimate future cash flows on these acquired loans and we expect to fully collect the carrying value of these loans.  Therefore, we are accreting the difference between the carrying value of these loans and their expected cash flows into interest income.

2 Nonaccrual loans at March 31, 2014, December 31, 2013, and March 31, 2013 include $6.9 million and $8.5 million, and 4.6 million, respectively, of nonaccrual acquired loans.

Nonperforming assets include nonaccrual loans, troubled debt restructurings (“TDR”), and foreclosed real estate/other real estate owned. Nonperforming assets represented 0.81% of total assets at March 31, 2014, compared to 0.87% at December 31, 2013, and 0.83% at March 31, 2013. The Company’s ratio of nonperforming assets to total assets continues to compare favorably to our peer group’s most recent ratio of 1.69% at December 31, 2013.

Total nonperforming loans and leases were down $3.5 million or 9.0% from year end 2013, and down $1.8 million or 4.7% from March 31, 2013. A breakdown of nonperforming loans by portfolio segment is shown above. Commercial real estate loans represent the largest component of nonperforming loans. Nonperforming commercial real estate loans include two relationships totaling $9.3 million at March 31, 2014 and $9.6 million at December 31, 2013. Both of these relationships are considered impaired and have been charged down to fair value.

Loans are considered modified in a TDR when, due to a borrower’s financial difficulties, the Company makes a concession(s) to the borrower that it would not otherwise consider and the borrower could not obtain elsewhere. These modifications may include, among others, an extension of the term of the loan, and granting a period when interest-only payments can be made, with the principal payments made over the remaining term of the loan or at maturity. TDRs are included in the above table within the following categories: “loans 90 days past due and accruing”, “nonaccrual loans”, or “troubled debt restructurings not included above”. Loans in the latter category include loans that meet the definition of a TDR but are performing in accordance with the modified terms and therefore classified as accruing loans. At March 31, 2014 the Company had $6.4 million in TDRs, of that total $5.1million were reported as nonaccrual and $1.3 million were considered performing and included in the table above.

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

The Company’s recorded investment in loans and leases that are considered impaired totaled $29.5 million at March 31, 2014, and $26.9 million at December 31, 2013. A loan is impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impaired loans consist of our non-homogenous nonaccrual loans, and all TDRs. Specific reserves on individually identified impaired loans that are not collateral dependent are measured based on the present value of expected future cash flows discounted at the original effective interest rate of each loan. For loans that are collateral dependent, impairment is measured based on the fair value of the collateral less estimated selling costs, and such impaired amounts are generally charged off.

The year-to-date average recorded investment in impaired loans and leases was $29.6 million at March 31, 2014, $29.0 million at December 31, 2013, and $25.8 million at March 31, 2013. At March 31, 2014 there was a specific reserve of $79,000 on impaired loans compared to $250,000 of specific reserves at December 31, 2013 and $63,000 of specific reserves at March 31, 2013. The specific reserve of $79,000 reported at March 31, 2014 is related to one loan with a balance totaling $464,000. The majority of impaired loans are collateral dependent impaired loans that have limited exposure or require limited specific reserve because of the amount of collateral support with respect to these loans and previous charge-offs. Interest payments on impaired loans are typically applied to principal unless collectability of the principal amount is reasonably assured. In these cases, interest is recognized on a cash basis.

The ratio of the allowance to nonperforming loans (loans past due 90 days and accruing, nonaccrual loans and restructured troubled debt) was 78.9% at March 31, 2014, improved from 71.7% in December 31, 2013, and 66.2% at March 31, 2013. The Company’s nonperforming loans are mostly made up of collateral dependent impaired loans requiring little to no specific allowance due to the level of collateral available with respect to these loans and/or previous charge-offs. The Company’s peer group ratio was 116.75% as of December 31, 2013.

Management reviews the loan portfolio continuously for evidence of potential problem loans and leases. Potential problem loans and leases are loans and leases that are currently performing in accordance with contractual terms, but where known information about possible credit problems of the related borrowers causes management to have doubt as to the ability of such borrowers to comply with the present loan payment terms and may result in such loans and leases becoming nonperforming at some time in the future. Management considers loans and leases classified as Substandard, which continue to accrue interest, to be potential problem loans and leases. The Company, through its internal loan review function, identified 31 commercial relationships from the originated portfolio and 24 commercial relationships from the acquired portfolio totaling $14.1 million and $19.0 million, respectively at March 31, 2014 that were potential problem loans. At December 31, 2013, the Company had identified 50 relationships totaling $14.5 million in the originated portfolio and 29 relationships totaling $11.5 million in the acquired portfolio that were potential problem loans. Of the 31 commercial relationships in the originated portfolio that were Substandard, there were 4 relationships that equaled or exceeded $1.0 million, which in aggregate totaled $8.2 million, the largest of which is $3.0 million. Of the 24 commercial relationships from the acquired loan portfolio, there were 4 relationships that equaled or exceeded $1.0 million, which in aggregate totaled $7.6 million, the largest of which is $2.6 million. The Company continues to monitor these potential problem relationships; however, management cannot predict the extent to which continued weak economic conditions or other factors may further impact borrowers. These loans remain in a performing status due to a variety of factors, including payment history, the value of collateral supporting the credits, and personal or government guarantees. These factors, when considered in the aggregate, give management reason to believe that the current risk exposure on these loans does not warrant accounting for these loans as nonperforming. However, these loans do exhibit certain risk factors, which have the potential to cause them to become nonperforming. Accordingly, management’s attention is focused on these credits, which are reviewed on at least a quarterly basis.

Capital

Total equity was $473.8 million at March 31, 2014, an increase of $15.9 million or 3.5% from December 31, 2013. The increase reflects growth in retained earnings and additional paid-in capital and decrease in accumulated other comprehensive loss.

Additional paid-in capital increased by $3.7 million, from $346.1 million at December 31, 2013, to $349.8 million at March 31, 2014. The increase is primarily attributable to $1.5 million related to shares issued under the employee stock ownership plan, $1.3 million related to shares issued for dividend reinvestment, $460,000 increase for the exercise of stock options, and $342,000 related to stock-based compensation. Retained earnings increased by $6.7 million from $137.1 million at December 31, 2013, to $143.8 million at March 31, 2014, reflecting net income of $12.6 million less dividends paid of $5.9 million. Accumulated other comprehensive loss decreased from a net unrealized loss of $25.1 million at December 31, 2013 to a net unrealized loss of $19.7 million at March 31, 2014, reflecting a $5.2 million decrease in unrealized losses on available-for-sale securities due to market rates, and a $0.2 million decrease related to postretirement benefit plans. Under regulatory requirements, amounts reported as accumulated other comprehensive income/loss related to net unrealized gain or loss on available-for-sale securities and the funded status of the Company’s defined benefit post-retirement benefit plans do not increase or reduce regulatory capital and are not included in the calculation of risk-based capital and leverage ratios.

Cash dividends paid in the first three months of 2014 totaled approximately $5.9 million, representing 47.0% of year to date 2014 earnings. Cash dividends of $0.40 per common share paid in the first three months of 2014 were up 5.3% over cash dividends of $0.38 per common share paid in the first three months of 2013.

The Company and its banking subsidiaries are subject to various regulatory capital requirements administered by Federal banking agencies. The table below reflects the Company’s capital position at March 31, 2014, compared to the regulatory capital requirements for “well capitalized” institutions.

REGULATORY CAPITAL ANALYSIS
March 31, 2014	Actual		Well Capitalized Requirement
(dollar amounts in thousands)	Amount	Ratio	Amount	Ratio
Total Capital (to risk weighted assets)	$451,780	13.67%	$330,406	10.00%
Tier 1 Capital (to risk weighted assets)	$423,360	12.81%	$198,243	6.00%
Tier 1 Capital (to average assets)	$423,360	8.68%	$243,812	5.00%

As illustrated above, the Company’s capital ratios on March 31, 2014 remain above the minimum requirements for well capitalized institutions. Total capital as a percent of risk weighted assets increased from 13.4% as of December 31, 2013 to 13.7% at March 31, 2014. Tier 1 capital as a percent of risk weighted assets increased from 12.6% at the end of 2013 to 12.8% as of March 31, 2014. Tier 1 capital as a percent of average assets was 8.7% at March 31, 2014 up from 8.5% at year end December 31, 2013.

As of March 31, 2014, the capital ratios for the Company’s subsidiary banks also exceeded the minimum levels required to be considered well capitalized.

On July 9, 2013, the FDIC’s Board of Directors approved an interim final capital rule titled: Regulatory Capital Rules: Regulatory Capital, Implementation of Basel III, Capital Adequacy, Transition Provisions, Prompt Corrective Action, Standardized Approach for Risk-weighted Assets, Market Discipline and Disclosure Requirements, Advanced Approaches Risk-Based Capital Rule, and Market Risk Capital Rule. The interim final rule makes several key changes to the regulatory capital framework that are effective for community banks beginning on January 1, 2015, with some items phasing in over a period of time. The primary focus of the new capital rule is to strengthen the quality and loss-absorbency of regulatory capital so as to enhance banks’ abilities to continue functioning as financial intermediaries, including during periods of financial stress. Provided below is a brief overview of some key aspects of the new rule. The Company is currently reviewing the key provisions of the new rule to determine its potential impact on its capital ratios. Management believes that, as of March 31, 2014, the Company and its subsidiary banks would meet all capital adequacy requirements under the Basel III Capital Rules on a fully phased-in basis if such requirements were currently effective.

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

Deposits and Other Liabilities

Total deposits of $4.1 billion at March 31, 2014 increased $158.0 million or 4.0% from December 31, 2013. The increase from year-end 2013 was comprised mainly of increases in money market savings and interest bearing checking deposit and time deposit accounts.

The most significant source of funding for the Company is core deposits. The Company defines core deposits as total deposits less time deposits of $250,000 or more (formerly $100,000), brokered deposits and municipal money market deposits.

Core deposits increased $36.8 million to $3.3 billion or 1.1% compared to year-end 2013. Core deposits represented 81.0% of total deposits at March 31, 2014, compared to 83.4% of total deposits at December 31, 2013.

Municipal money market savings accounts of $521.1 million at March 31, 2014 increased from $459.4 million at year-end 2013. In general, there is a seasonal pattern to municipal deposits starting with a low point during July and August. Account balances tend to increase throughout the fall and into the winter months from tax deposits and the Company receives an additional inflow at the end of March from the electronic deposit of state funds.

The Company uses both retail and wholesale repurchase agreements. Retail repurchase agreements are arrangements with local customers of the Company, in which the Company agrees to sell securities to the customer with an agreement to repurchase those securities at a specified later date. Retail repurchase agreements totaled $46.7 million at March 31, 2014, and $55.3 million at December 31, 2013. Management generally views local repurchase agreements as an alternative to large time deposits. The Company’s wholesale repurchase agreements totaled $112.1 million at March 31, 2014 and included $80.0 million with the FHLB and $32.1 million with a large financial institution. Wholesale repurchase agreements totaled $112.4 million at December 31, 2013.

The Company’s other borrowings totaled $214.6 million at March 31, 2014, down $116.9 million or 35.3% from $331.5 million at December 31, 2013. Borrowings at March 31, 2014 included $99.4 million in FHLB overnight advances, $101.2 million of FHLB term advances, and a $14.0 million advance from a bank. Borrowings at year-end 2013 included $215.7 million in overnight advances from FHLB, $101.3 million of term advances, and a $14.5 million advance from a bank. The decrease in short term borrowings reflects the repayment of overnight FHLB advances with other funding sources, mainly municipal deposits. Of the $101.2 million in FHLB term advances at March 31, 2014, $81.2 million are due over one year. In 2007, the Company elected the fair value option under FASB ASC Topic 825 for a $10.0 million advance with the FHLB. The fair value of this advance decreased by $65,000 (net mark-to-market gain of $65,000) over the three months ended March 31, 2014.

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

Core deposits, discussed above under “Deposits and Other Liabilities”, are a primary and low cost funding source obtained primarily through the Company’s branch network. In addition to core deposits, the Company uses non-core funding sources to support asset growth. These non-core funding sources include time deposits of $250,000 or more, brokered time deposits, national deposit listing services, municipal money market deposits, bank borrowings, securities sold under agreements to repurchase and overnight and term advances from the FHLB. Rates and terms are the primary determinants of the mix of these funding sources. Non-core funding sources of $1.2 billion, at March 31, 2014, were relatively flat as compared to year end 2013. Non-core funding sources, as a percentage of total liabilities, were 25.2% at March 31, 2014, compared to 25.4% at December 31, 2013. Increases in municipal money market and time deposits of $250,000 or more were offset by declines in FHLB borrowings.

Non-core funding sources may require securities to be pledged against the underlying liability. Securities carried at $1.2 billion and $1.0 billion at March 31, 2014 and December 31, 2013, respectively, were either pledged or sold under agreements to repurchase. Pledged securities represented 84.4% of total securities at March 31, 2014, compared to 74.7% of total securities at December 31, 2013.

Cash and cash equivalents totaled $98.3 million as of March 31, 2014, up from $82.9 million at December 31, 2013. Short-term investments, consisting of securities due in one year or less, increased from $37.0 million at December 31, 2013, to $54.7 million on March 31, 2014. The Company also had $10.5 million of securities designated as trading securities at March 31, 2014.

Cash flow from the loan and investment portfolios provides a significant source of liquidity. These assets may have stated maturities in excess of one year, but have monthly principal reductions. Total mortgage-backed securities, at fair value, were $760.3 million at March 31, 2014 compared with $724.5 million at December 31, 2013. Outstanding principal balances of residential mortgage loans, consumer loans, and leases totaled approximately $994.0 million at March 31, 2014 as compared to $993.6 million at December 31, 2013. Aggregate amortization from monthly payments on these assets provides significant additional cash flow to the Company.

Liquidity is enhanced by ready access to national and regional wholesale funding sources including Federal funds purchased, repurchase agreements, brokered certificates of deposit, and FHLB advances. Through its subsidiary banks, the Company has borrowing relationships with the FHLB and correspondent banks, which provide secured and unsecured borrowing capacity. At March 31, 2014, the unused borrowing capacity on established lines with the FHLB was $1.1 billion. As members of the FHLB, the Company’s subsidiary banks can use certain unencumbered mortgage-related assets and securities to secure additional borrowings from the FHLB. At March 31, 2014, total unencumbered residential mortgage loans and securities of the Company were $679.0 million. Additional assets may also qualify as collateral for FHLB advances upon approval of the FHLB.

The Company has not identified any trends or circumstances that are reasonably likely to result in material increases or decreases in liquidity in the near term.

The Company continues to evaluate the potential impact on liquidity management of regulatory proposals, including Basel III and those required under the Dodd-Frank Act.

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

The Company’s Board of Directors has set a policy that interest rate risk exposure will remain within a range whereby net interest income will not decline by more than 10% in one year as a result of a 100 basis point parallel change in rates. Based upon the simulation analysis performed as of February 28, 2014 a 200 basis point parallel upward change in interest rates over a one-year time frame would result in a one-year decrease in net interest income from the base case of approximately 0.6%, while a 100 basis point parallel decline in interest rates over a one-year period would result in an decrease in one-year net interest income from the base case of 0.7%. The simulation assumes no balance sheet growth and no management action to address balance sheet mismatches.

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

In addition to the simulation analysis, management uses an interest rate gap measure. The table below is a Condensed Static Gap Report, which illustrates the anticipated repricing intervals of assets and liabilities as of March 31, 2014. The Company’s one-year net interest rate gap was a negative $205.9 million or 4.08% of total assets at March 31, 2014, compared with a negative $288.7 million or 5.77% of total assets at December 31, 2013. A negative gap position exists when the amount of interest-bearing liabilities maturing or repricing exceeds the amount of interest-earning assets maturing or repricing within a particular time period. This analysis suggests that the Company’s net interest income is moderately more vulnerable to an increasing rate environment than it is to a prolonged declining interest rate environment. An interest rate gap measure could be significantly affected by external factors such as a rise or decline in interest rates, loan or securities prepayments, and deposit withdrawals.

Condensed Static Gap –March 31, 2014			Repricing Interval

(in thousands)	Total	0-3 months	3-6 months	6-12 months	Cumulative 12 months

Interest-earning assets[1]	$4,627,092	$987,039	$221,976	$398,248	$1,607,263
Interest-bearing liabilities	3,648,286	1,407,378	201,408	204,418	1,813,204
Net gap position		(420,339)	20,568	193,830	(205,941)
Net gap position as a percentage of total assets		(8.34%)	0.41%	3.84%	(4.08%)

1 Balances of available securities are shown at amortized cost

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2014. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this Report on Form 10-Q, the Company’s disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2014, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

There have been no material changes in the risk factors previously disclosed under Item 1A. of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

Item 2. Unregistered Sales of Equity Securities and the Use of Proceeds

Issuer Purchases of Equity Securities

	Total Number of Shares Purchased (a)	Average Price Paid Per Share (b)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (c)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (d)

January 1, 2014 through January 31, 2014	1,573	$50.57	0	0

February 1, 2014 through February 28, 2014	574	46.71	0	0

March 1, 2014 through March 31, 2014	0	0	0	0

Total	2,147	$49.54	0	0

Included in the table above are 1,573 shares purchased in January 2014, at an average cost of $50.57 and 574 shares purchased in February 2014, at an average cost of $46.71, in each case by the trustee of the rabbi trust established by the Company under the Company’s Amended and Restated Retainer Plan For Eligible Directors of Tompkins Financial Corporation and its wholly-owned Subsidiaries, and were part of the director deferred compensation under that plan.

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

Date: May 12, 2014

TOMPKINS FINANCIAL CORPORATION

By:	/S/ Stephen S. Romaine
Stephen S. Romaine
President and Chief Executive Officer
(Principal Executive Officer)

By:	/S/ Francis M. Fetsko
Francis M. Fetsko
Executive Vice President, Chief Financial Officer, and Chief Operating Officer
(Principal Financial Officer)
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description	Pages

31.1	Certification of Principal Executive Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.	66

31.2	Certification of Principal Financial Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.	67

32.1	Certification of Principal Executive Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, 18 U.S.C. Section 1350	68

32.2	Certification of Principal Financial Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, 18 U.S.C. Section 1350	69

101*

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Condition as of March 31, 2014 and December 31, 2013; (ii) Condensed Consolidated Statements of Income for the three months ended March 31, 2014 and 2013; (iii) Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31,2014 and 2013; (iv)Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2014 and 2013; (v) Condensed Consolidated Statements of Changes in Shareholders’ Equity for the three months ended March 31, 2014 and 2013; and (vi) Notes to Unaudited Condensed Consolidated Financial Statements.

*	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 and 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject o liability under those sections.

