Form 10-Q/A
period 2014-03-31
TOMPKINS FINANCIAL CORP
filed 2014-05-16
CIK 1005817

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (this "Amendment") to the Quarterly Report on Form 10-Q of Tompkins Financial Corporation (the "Company") for the quarter ended March 31, 2014, originally filed with the U.S. Securities and Exchange Commission (the "SEC") on May 12, 2014 (the "Original Filing"), is being filed solely for the purpose of correcting three typographical errors appearing in Item 1, Note 5 of the Notes to Unaudited Condensed Consolidated Financial Statements on page 16 of the Original Filing. These errors are related to the outstanding principal balance and the carrying amount of the Company's loans acquired in the VIST Bank acquisition. At December 31, 2013, the outstanding principal balance of Acquired Credit Impaired Loans was $62,146, not $59,979; the carrying amount of Acquired Non-Credit Impaired Loans was $620,231, not $59,979; and the outstanding principal balance of Total Acquired Loans was $692,746, not $736,816.

These disclosures appeared in Note 5 of the Notes to Unaudited Condensed Consolidated Financial Statements, which has been corrected and restated below in its entirety:

5. Loans and Leases
Loans and Leases at March 31, 2014 and December 31, 2013 were as follows:

	3/31/2014			12/31/2013
(in thousands)	Originated	Acquired	Total Loans and Leases	Originated	Acquired	Total Loans and Leases
Commercial and industrial
Agriculture	$53,261	$0	$53,261	$74,788	$0	$74,788
Commercial and industrial other	577,784	129,878	707,662	562,439	128,503	690,942
Subtotal commercial and industrial	631,045	129,878	760,923	637,227	128,503	765,730
Commercial real estate
Construction	53,380	40,655	94,035	46,441	39,353	85,794
Agriculture	57,225	3,055	60,280	52,627	3,135	55,762
Commercial real estate other	922,024	351,095	1,273,119	903,320	366,438	1,269,758
Subtotal commercial real estate	1,032,629	394,805	1,427,434	1,002,388	408,926	1,411,314
Residential real estate
Home equity	173,169	64,039	237,208	171,809	67,183	238,992
Mortgages	663,335	34,704	698,039	658,966	35,336	694,302
Subtotal residential real estate	836,504	98,743	935,247	830,775	102,519	933,294
Consumer and other
Indirect	19,902	2	19,904	21,202	5	21,207
Consumer and other	32,154	1,156	33,310	32,312	1,219	33,531
Subtotal consumer and other	52,056	1,158	53,214	53,514	1,224	54,738
Leases	5,529	0	5,529	5,563	0	5,563
Covered loans	0	24,106	24,106	0	25,868	25,868
Total loans and leases	2,557,763	648,690	3,206,453	2,529,467	667,040	3,196,507
Less: unearned income and deferred costs and fees	(2,241)	0	(2,241)	(2,223)	0	(2,223)
Total loans and leases, net of unearned income and deferred costs and fees	$2,555,522	$648,690	$3,204,212	$2,527,244	$667,040	$3,194,284

The outstanding principal balance and the related carrying amount of the Company's loans acquired in the VIST Bank acquisition are as follows at March 31, 2014 and December 31, 2013:

(in thousands)	03/31/2014	12/31/2013
Acquired Credit Impaired Loans
Outstanding principal balance	$57,121	$62,146
Carrying amount	43,194	46,809

Acquired Non-Credit Impaired Loans
Outstanding principal balance	615,510	630,600
Carrying amount	605,496	620,231

Total Acquired Loans
Outstanding principal balance	672,631	692,746
Carrying amount	648,690	667,040

The following tables present changes in accretable yield on loans acquired from VIST Bank that were considered credit impaired.

(in thousands)
Balance at January 1, 2013	$7,337
Accretion	(8,896)
Disposals (loans paid in full)	(212)
Reclassifications to/from nonaccretable difference[1]	7,933
Other changes in expected cash flows[2]	4,792
Balance at December 31, 2013	$10,954

(in thousands)
Balance at January 1, 2014	$10,954
Accretion	(1,264)
Disposals (loans paid in full)	(211)
Reclassifications to/from nonaccretable difference[1]	752
Other changes in expected cash flows[2]	0
Balance at March 31, 2014	$10,231
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
[1] Includes acquired loans that were recorded at fair value at the acquisition date.

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
[1] Includes acquired loans that were recorded at fair value at the acquisition date.

\

Except as described above, this Amendment does not modify or update the disclosures presented in, or exhibits to, the Original Filing in any way. This Amendment speaks as of the date of the Original Filing and does not reflect events occurring after the filing of the Original Filing. Accordingly, this Amendment should be read in conjunction with the Original Filing, as well as any other filings made by the Company with the SEC pursuant to Section 13(a) or 15(d) of Securities Exchange Act of 1934, as amended, subsequent to the filing of the Original Filing.

Part II.	Other Information

Item 6.	Exhibits

The following exhibits are filed as part of this Amendment No. 1 to Quarterly Report on Form 10-Q/A:

Exhibit Number	Description

31.1*	Certification of Principal Executive Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Principal Financial Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Principal Executive Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, 18 U.S.C. Section 1350

32.2*	Certification of Principal Financial Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, 18 U.S.C. Section 1350

101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Condition as of March 31, 2014 and December 31, 2013; (ii) Condensed Consolidated Statements of Income for the three months ended March 31, 2014 and 2013; (iii) Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31,2014 and 2013; (iv)Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2014 and 2013; (v) Condensed Consolidated Statements of Changes in Shareholders’ Equity for the three months ended March 31, 2014 and 2013; and (vi) Notes to Unaudited Condensed Consolidated Financial Statements.

*Filed herewith. **Previously filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, as filed with the SEC on May 12, 2014.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 16, 2014

TOMPKINS FINANCIAL CORPORATION

By:	/S/ Stephen S. Romaine
Stephen S. Romaine
President and Chief Executive Officer
(Principal Executive Officer)

By:	/S/ Francis M. Fetsko
Francis M. Fetsko
Executive Vice President, Chief Financial Officer, and Chief Operating Officer
(Principal Financial Officer)
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

31.1*	Certification of Principal Executive Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Principal Financial Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Principal Executive Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, 18 U.S.C. Section 1350

32.2*	Certification of Principal Financial Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, 18 U.S.C. Section 1350

101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Condition as of March 31, 2014 and December 31, 2013; (ii) Condensed Consolidated Statements of Income for the three months ended March 31, 2014 and 2013; (iii) Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31,2014 and 2013; (iv)Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2014 and 2013; (v) Condensed Consolidated Statements of Changes in Shareholders’ Equity for the three months ended March 31, 2014 and 2013; and (vi) Notes to Unaudited Condensed Consolidated Financial Statements.

*Filed herewith. **Previously filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, as filed with the SEC on May 12, 2014.