Form 10-Q
period 2014-06-30
TOMPKINS FINANCIAL CORP
filed 2014-08-11
CIK 1005817

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

Large Accelerated Filer ☐	Accelerated Filer ☒
Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐  No ☒

Indicate the number of shares of the Registrant’s Common Stock outstanding as of the latest practicable date:

Class	Outstanding as of July 31, 2014
Common Stock, $0.10 par value	14,853,439 shares

TOMPKINS FINANCIAL CORPORATION

FORM 10-Q

TOMPKINS FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CONDITION

(In thousands, except share and per share data) (Unaudited)	As of	As of
ASSETS	06/30/2014	12/31/2013

Cash and noninterest bearing balances due from banks	$82,640	$82,163
Interest bearing balances due from banks	779	721
Cash and Cash Equivalents	83,419	82,884

Trading securities, at fair value	10,009	10,991
Available-for-sale securities, at fair value (amortized cost of $1,373,243 at June 30,
2014 and $1,368,736 at December 31, 2013)	1,379,254	1,354,811
Held-to-maturity securities, at amortized cost (fair value of $31,629 at June 30, 2014, and $19,625 at December 31, 2013)	30,963	18,980
Originated loans and leases, net of unearned income and deferred costs and fees	2,610,289	2,527,244
Acquired loans and leases, covered	22,165	25,868
Acquired loans and leases, non-covered	596,514	641,172
Less: Allowance for loan and lease losses	27,517	27,970
Net Loans and Leases	3,201,451	3,166,314

FDIC Indemnification Asset	3,490	4,790
Federal Home Loan Bank stock	21,028	25,041
Bank premises and equipment, net	58,808	55,932
Corporate owned life insurance	72,812	69,335
Goodwill	92,243	92,140
Other intangible assets, net	15,485	16,298
Accrued interest and other assets	88,859	105,523
Total Assets	$5,057,821	$5,003,039

LIABILITIES
Deposits:
Interest bearing:
Checking, savings and money market	2,239,259	2,190,616
Time	901,650	865,702
Noninterest bearing	903,480	890,898
Total Deposits	4,044,389	3,947,216

Federal funds purchased and securities sold under agreements to repurchase	144,796	167,724
Other borrowings, including certain amounts at fair value of $11,164 at June 30, 2014 and $11,292 at December 31, 2013	287,158	331,531
Trust preferred debentures	37,254	37,169
Other liabilities	54,987	61,460
Total Liabilities	$4,568,584	$4,545,100

EQUITY
Tompkins Financial Corporation shareholders’ equity:
Common Stock - par value $.10 per share: Authorized 25,000,000 shares; Issued: 14,889,349 at June 30, 2014; and 14,785,007 at December 31, 2013	1,489	1,479
Additional paid-in capital	351,324	346,096
Retained earnings	150,893	137,102
Accumulated other comprehensive loss	(12,835)	(25,119)
Treasury stock, at cost – 106,129 shares at June 30, 2014, and 105,449 shares at December 31, 2013	(3,151)	(3,071)

Total Tompkins Financial Corporation Shareholders’ Equity	487,720	456,487
Noncontrolling interests	1,517	1,452
Total Equity	$489,237	$457,939
Total Liabilities and Equity	$5,057,821	$5,003,039

See notes to consolidated financial statements

TOMPKINS FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
	Three Months Ended		Six Months Ended
(In thousands, except per share data) (Unaudited)	06/30/2014	06/30/2013	06/30/2014	06/30/2013
INTEREST AND DIVIDEND INCOME
Loans	$37,348	$37,550	$74,302	$73,979
Due from banks	0	1	1	8
Trading securities	107	160	219	325
Available-for-sale securities	7,984	7,912	15,920	15,392
Held-to-maturity securities	186	177	338	368
Federal Home Loan Bank stock and Federal Reserve Bank stock	194	160	404	345
Total Interest and Dividend Income	45,819	45,960	91,184	90,417
INTEREST EXPENSE
Time certificates of deposits of $100,000 or more	951	1,239	1,903	2,443
Other deposits	1,826	2,016	3,616	4,198
Federal funds purchased and securities sold under agreements to
repurchase	763	966	1,580	1,976
Trust preferred debentures	571	690	1,141	1,377
Other borrowings	1,192	1,223	2,401	2,391
Total Interest Expense	5,303	6,134	10,641	12,385
Net Interest Income	40,516	39,826	80,543	78,032
Less: Provision for loan and lease losses	67	2,489	810	3,527
Net Interest Income After Provision for Loan and Lease Losses	40,449	37,337	79,733	74,505
NONINTEREST INCOME
Insurance commissions and fees	7,046	7,167	14,303	14,428
Investment services income	3,902	3,698	7,912	7,486
Service charges on deposit accounts	2,388	2,024	4,504	3,932
Card services income	1,920	1,690	4,032	3,428
Mark-to-market loss on trading securities	(34)	(270)	(93)	(385)
Mark-to-market gain on liabilities held at fair value	63	347	128	424
Other income	2,400	1,810	4,239	4,176
Net gain on securities transactions	35	75	129	442
Total Noninterest Income	17,720	16,541	35,154	33,931
NONINTEREST EXPENSES
Salaries and wages	17,660	16,291	34,306	31,863
Pension and other employee benefits	4,978	5,338	11,023	11,408
Net occupancy expense of premises	3,066	2,954	6,326	6,015
Furniture and fixture expense	1,459	1,462	2,796	2,919
FDIC insurance	735	821	1,546	1,593
Amortization of intangible assets	525	547	1,052	1,104
Merger related expenses	0	37	0	233
Other operating expense	10,505	10,327	20,089	20,163
Total Noninterest Expenses	38,928	37,777	77,138	75,298
Income Before Income Tax Expense	19,241	16,101	37,749	33,138
Income Tax Expense	6,148	5,061	12,054	10,557
Net Income attributable to Noncontrolling Interests and Tompkins Financial Corporation	13,093	11,040	25,695	22,581
Less: Net income attributable to noncontrolling interests	32	33	65	65
Net Income Attributable to Tompkins Financial Corporation	$13,061	$11,007	$25,630	$22,516
Basic Earnings Per Share	$0.88	$0.76	$1.73	$1.55
Diluted Earnings Per Share	$0.87	$0.75	$1.72	$1.55

See notes to consolidated financial statements

Consolidated Statements of Comprehensive Income
	Three Months Ended
(in thousands) (Unaudited)	06/30/2014	06/30/2013
Net income attributable to noncontrolling interests and Tompkins Financial Corporation	$13,093	$11,040
Other comprehensive income, net of tax:

Available-for-sale securities:
Change in net unrealized gain (loss) during the period	6,751	(22,824)
Reclassification adjustment for net realized gain on sale of available-for-sale securities included in net income	(22)	(45)

Employee benefit plans:
Amortization of net retirement plan actuarial loss	128	381
Amortization of net retirement plan prior service cost	(7)	8
Amortization of net retirement plan transition liability	0	8

Other comprehensive income (loss)	6,850	(22,472)

Subtotal comprehensive income (loss) attributable to noncontrolling interests and Tompkins Financial Corporation	19,943	(11,432)
Less: Net income attributable to noncontrolling interests	(32)	(33)
Total comprehensive income (loss) attributable to Tompkins Financial Corporation	$19,911	$(11,465)

See notes to unaudited condensed consolidated financial statements.

Consolidated Statements of Comprehensive Income
	Six Months Ended
(in thousands) (Unaudited)	06/30/2014	06/30/2013
Net income attributable to noncontrolling interests and Tompkins Financial Corporation	$25,695	$22,581
Other comprehensive income, net of tax:

Available-for-sale securities:
Change in net unrealized gain (loss) during the period	12,041	(26,102)
Reclassification adjustment for net realized gain on sale of available-for-sale securities included in net income	(78)	(265)

Employee benefit plans:
Amortization of net retirement plan actuarial gain	320	774
Amortization of net retirement plan prior service cost	1	17
Amortization of net retirement plan transition liability	0	15

Other comprehensive income (loss)	12,284	(25,561)

Subtotal comprehensive income (loss) attributable to noncontrolling interests and Tompkins Financial Corporation	37,979	(2,980)
Less: Net income attributable to noncontrolling interests	(65)	(65)
Total comprehensive income (loss) attributable to Tompkins Financial Corporation	$37,914	$(3,045)

See notes to unaudited condensed consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands) (Unaudited)	06/30/2014	06/30/2013
OPERATING ACTIVITIES
Net income attributable to Tompkins Financial Corporation	$25,630	$22,516
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	810	3,527
Depreciation and amortization of premises, equipment, and software	2,772	2,890
Amortization of intangible assets	1,052	1,104
Earnings from corporate owned life insurance	(975)	(1,038)
Net amortization on securities	5,180	7,597
Amortization/accretion related to purchase accounting	(3,736)	(4,510)
Mark-to-market loss on trading securities	93	385
Mark-to-market gain on liabilities held at fair value	(128)	(424)
Net gain on securities transactions	(129)	(442)
Net gain on sale of loans	(221)	(97)
Proceeds from sale of loans	8,415	1,860
Loans originated for sale	(9,102)	(2,053)
Gain on conversion of deposits	(140)	0
Net loss (gain) on sale of bank premises and equipment	15	(13)
Stock-based compensation expense	697	567
Decrease in accrued interest receivable	375	484
Decrease in accrued interest payable	(243)	(152)
Proceeds from maturities and payments of trading securities	879	1,360
Decrease in FDIC prepaid insurance	0	5,386
Other, net	2,945	11,936
Net Cash Provided by Operating Activities	34,189	50,883
INVESTING ACTIVITIES
Proceeds from maturities, calls and principal paydowns of available-for-sale securities	121,008	146,700
Proceeds from sales of available-for-sale securities	38,688	76,454
Proceeds from maturities, calls and principal paydowns of held-to-maturity securities	7,249	8,617
Purchases of available-for-sale securities	(169,245)	(315,342)
Purchases of held-to-maturity securities	(19,231)	(4,729)
Net increase in loans	(32,818)	(102,995)
Net decrease (increase) in Federal Home Loan Bank stock	4,013	(6,651)
Proceeds from sale of bank premises and equipment	86	84
Purchases of bank premises and equipment	(5,387)	(2,792)
Purchase of corporate owned life insurance	(2,500)	0
Net cash used in acquisition	(210)	0
Other, net	386	(3,503)
Net Cash Used in Investing Activities	(57,961)	(204,157)
FINANCING ACTIVITIES
Net increase (decrease) in demand, money market, and savings deposits	61,225	(1,151)
Net increase (decrease) in time deposits	37,067	(36,108)
Net decrease in Federal funds purchases and securities sold under agreements to repurchase	(22,362)	(42,475)
Increase in other borrowings	140,445	194,674
Repayment of other borrowings	(184,690)	(7,000)
Cash dividends	(11,839)	(11,007)
Shares issued for dividend reinvestment plan	2,186	1,941
Shares issued for employee stock ownership plan	1,528	717
Net shares issued related to restricted stock awards	115	0
Net proceeds from exercise of stock options	558	1,188
Tax benefit from stock option exercises	74	108
Net Cash Provided by Financing Activities	24,307	100,887
Net Increase (Decrease) in Cash and Cash Equivalents	535	(52,387)
Cash and cash equivalents at beginning of period	82,884	118,930
Total Cash & Cash Equivalents at End of Period	83,419	66,543

See notes to unaudited condensed consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands) (Unaudited)	06/30/2014	06/30/2013
Supplemental Information:
Cash paid during the year for - Interest	$12,344	$12,537
Cash paid during the year for - Taxes	437	697
Transfer of loans to other real estate owned	4,067	1,794

See notes to unaudited condensed consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

(in thousands except share and per share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Non-controlling Interests	Total
Balances at January 1, 2013	$1,443	$334,649	$108,709	$(2,106)	$(2,787)	$1,452	$441,360
Net income attributable to noncontrolling interests and Tompkins Financial Corporation			22,516			65	22,581
Other comprehensive loss				(25,561)			(25,561)
Total Comprehensive Income							(2,980)
Cash dividends ($0.76 per share)			(11,007)				(11,007)
Net exercise of stock options and related tax benefit (38,742 shares)	4	1,292					1,296
Stock-based compensation expense		567					567
Shares issued for dividend reinvestment plan (47,019 shares)	5	1,936					1,941
Shares issued for employee stock ownership plan (17,290 shares)	2	715					717
Directors deferred compensation plan (1,001 shares)		84			(84)		0
Restricted stock activity (105,706 shares)	10	(10)					0
Balances at June 30, 2013	$1,464	$339,233	$120,218	$(27,667)	$(2,871)	$1,517	$431,894

Balances at January 1, 2014	$1,479	$346,096	$137,102	$(25,119)	$(3,071)	$1,452	$457,939
Net income attributable to noncontrolling interests and Tompkins Financial Corporation			25,630			65	25,695
Other comprehensive income				12,284			12,284
Total Comprehensive Income							37,979
Cash dividends ($0.80 per share)			(11,839)				(11,839)
Net exercise of stock options and related tax benefit (29,485 shares)	3	629					632

Shares issued for dividend reinvestment plan (46,081 shares)	4	2,182					2,186
Stock-based compensation expense		697					697

Shares issued for employee stock ownership plan (31,192 shares)	3	1,525					1,528

Directors deferred compensation plan (680 shares)		80			(80)		0
Restricted stock activity ((2,416) shares)	0	115					115
Balances at June 30, 2014	$1,489	$351,324	$150,893	$(12,835)	$(3,151)	$1,517	$489,237

See notes to unaudited condensed consolidated financial statements

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Business

Tompkins Financial Corporation (“Tompkins” or the “Company”) is headquartered in Ithaca, New York and is registered as a Financial Holding Company with the Federal Reserve Board under the Bank Holding Company Act of 1956, as amended. The Company is a locally oriented, community-based financial services organization that offers a full array of products and services, including commercial and consumer banking, leasing, trust and investment management, financial planning and wealth management, insurance, and brokerage services. At June 30, 2014, the Company’s subsidiaries included: four wholly-owned banking subsidiaries, Tompkins Trust Company (the “Trust Company”), The Bank of Castile (DBA Tompkins Bank of Castile), Mahopac Bank (formerly known as Mahopac National Bank, DBA Tompkins Mahopac Bank), VIST Bank (DBA Tompkins VIST Bank); and a wholly-owned insurance agency subsidiary, Tompkins Insurance Agencies, Inc. (“Tompkins Insurance”). TFA Wealth Management and the trust division of the Trust Company provide a full array of investment services under the Tompkins Financial Advisors brand, including investment management, trust and estate, financial and tax planning as well as life, disability and long-term care insurance services. The Company’s principal offices are located at The Commons, Ithaca, New York, 14851, and its telephone number is (888) 503-5753. The Company’s common stock is traded on the NYSE MKT LLC under the Symbol “TMP.”

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

The consolidated financial information included herein combines the results of operations, the assets, liabilities, and shareholders’ equity of the Company and its subsidiaries. Amounts in the prior periods’ unaudited condensed consolidated financial statements are reclassified when necessary to conform to the current periods’ presentation. During the quarter ended March 31, 2014, the Company revised the comparative December 31, 2013 outstanding principal balance of acquired credit impaired loans from $62,146 to $70,727, and the balance of outstanding principal balance of acquired non-credit impaired loans from $666,089 to $630,600. The Company has assessed the materiality of this correction of an error and concluded, based on qualitative and quantitative considerations, that the adjustments are not material to the financial statements as a whole. All significant intercompany balances and transactions are eliminated in consolidation.

3. Accounting Standards Updates

ASU 2014-01, “Investments (Topic 323), Accounting for Investments in Qualified Affordable Housing Projects.” The amendments in this ASU provide guidance on accounting for investments by a reporting entity in flow-through limited liability entities that manage or invest in affordable housing projects that qualify for the low-income housing tax credit. The amendments permit reporting entities to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met. Under the proportional amortization method, an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the net investment performance in the income statement as a component of income tax expense (benefit). The amendments in this ASU are effective for the Company for annual periods beginning January 1, 2015 and should be applied retrospectively to all periods presented. A reporting entity that uses the effective yield method to account for its investments in qualified affordable housing projects before the date of adoption may continue to apply the effective yield method for those preexisting investments. The Company does not expect the adoption of this ASU to have a material impact on the Company’s consolidated financial statements.

ASU 2014-04, “Receivables-Troubled Debt Restructurings by Creditors (Subtopic 310-40”), Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans Upon Foreclosure.” This new guidance clarifies when an in substance repossession or foreclosure occurs, and requires all creditors who obtain physical possession (resulting from an in substance repossession or foreclosure) of residential real estate property collateralizing a consumer mortgage loan in satisfaction of a receivable to reclassify the collateralized mortgage loan such that the loan should be derecognized and the collateral asset recognized. This guidance is effective prospectively for the Company for annual and interim periods beginning after December 15, 2014. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

ASU 2014-12 “Compensation—Stock Compensation” (Topic 718”): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period, a consensus of the FASB Emerging Issues Task Force (ASU 2014-12). ASU 2014-12 requires that a performance target that affects vesting of share-based payment awards and that could be achieved after the requisite service period be treated as a performance condition. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the periods for which the requisite service has already been rendered. If the performance target becomes probable of being achieved before the end of the requisite service period, the remaining unrecognized compensation cost should be recognized prospectively over the remaining requisite service period. The total amount of compensation cost recognized during and after the requisite service period should reflect the number of awards that are expected to vest and should be adjusted to reflect those awards that ultimately vest. The requisite service period ends when the employee can cease rendering service and still be eligible to vest in the award if the performance target is achieved. ASU 2014-12 is effective for all entities for interim and annual periods beginning after December 15, 2015, with early adoption permitted. An entity may apply the amendments in ASU 2014-12 either (i) prospectively to all awards granted or modified after the effective date or (ii) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. The adoption of ASU 2014-12 is not expected to have a material impact on the Company’s consolidated financial condition or results of operations.

4. Securities

Available-for-Sale Securities
The following table summarizes available-for-sale securities held by the Company at June 30, 2014:

	Available-for-Sale Securities
June 30, 2014	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(in thousands)
Obligations of U.S. Government sponsored entities	$553,105	$7,945	$1,967	$559,083
Obligations of U.S. states and political subdivisions	65,862	1,226	543	66,545
Mortgage-backed securities – residential, issued by
U.S. Government agencies	132,754	2,808	1,430	134,132
U.S. Government sponsored entities	617,258	8,793	10,402	615,649
Non-U.S. Government agencies or sponsored entities	289	5	0	294
U.S. corporate debt securities	2,500	0	375	2,125
Total debt securities	1,371,768	20,777	14,717	1,377,828
Equity securities	1,475	0	49	1,426
Total available-for-sale securities	$1,373,243	$20,777	$14,766	$1,379,254

The following table summarizes available-for-sale securities held by the Company at December 31, 2013:
	Available-for-Sale Securities
December 31, 2013	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(in thousands)
Obligations of U.S. Government sponsored entities	$558,130	$7,720	$9,505	$556,345
Obligations of U.S. states and political subdivisions	68,216	1,193	1,447	67,962
Mortgage-backed securities – residential, issued by
U.S. Government agencies	147,766	2,554	3,642	146,678
U.S. Government sponsored entities	587,843	8,122	18,493	577,472
Non-U.S. Government agencies or sponsored entities	306	5	0	311
U.S. corporate debt securities	5,000	8	375	4,633
Total debt securities	1,367,261	19,602	33,462	1,353,401
Equity securities	1,475	0	65	1,410
Total available-for-sale securities	$1,368,736	$19,602	$33,527	$1,354,811

Held-to-Maturity Securities
The following table summarizes held-to-maturity securities held by the Company at June 30, 2014:

	Held-to-Maturity Securities
June 30, 2014	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(in thousands)
Obligations of U.S. Government sponsored entities	$14,793	$32	$0	$14,825
Obligations of U.S. states and political subdivisions	$16,170	$635	$1	$16,804
Total held-to-maturity debt securities	$30,963	$667	$1	$31,629

The following table summarizes held-to-maturity securities held by the Company at December 31, 2013:

	Held-to-Maturity Securities
December 31, 2013	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(in thousands)
Obligations of U.S. states and political subdivisions	$18,980	$645	$0	$19,625
Total held-to-maturity debt securities	$18,980	$645	$0	$19,625

The Company may from time to time sell investment securities from its available-for-sale portfolio. Realized gains on available-for-sale securities sold were $35,000 and $166,000 in the second quarter and six months ending June 30, 2014, respectively, and $138,000 and $505,000 in the same periods of 2013. Realized losses on available-for-sale securities sold were $0 and $78,000 in the second quarter and six months ending June 30, 2014, respectively, and $63,000 in the second quarter and six months ending June 30, 2013, respectively.

The following table summarizes available-for-sale securities that had unrealized losses at June 30, 2014:

	Less than 12 Months		12 Months or Longer		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of U.S. Government sponsored entities	$44,229	$119	$125,746	$1,848	$169,975	$1,967
Obligations of U.S. states and political subdivisions	10,295	106	12,973	437	23,268	543

Mortgage-backed securities – issued by
U.S. Government agencies	1,952	8	44,453	1,422	46,405	1,430
U.S. Government sponsored entities	101,997	421	284,857	9,981	386,854	10,402
U.S. corporate debt securities	0	0	2,125	375	2,125	375
Equity securities	0	0	951	49	951	49
Total available-for-sale securities	$158,473	$654	$471,105	$14,112	$629,578	$14,766

The following table summarizes held-to-maturity securities that had unrealized losses at June 30, 2014.

	Less than 12 Months		12 Months or Longer		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of U.S. states and political subdivisions	$1,791	$1	$0	$0	$1,791	$1
Total held-to-maturity securities	$1,791	$1	$0	$0	$1,791	$1

The following table summarizes available-for-sale securities that had unrealized losses at December 31, 2013:

	Less than 12 Months		12 Months or Longer		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of U.S. Government sponsored entities	$337,967	$9,467	$1,761	$38	$339,728	$9,505
Obligations of U.S. states and political
subdivisions	21,821	821	6,173	626	27,994	1,447

Mortgage-backed securities – residential, issued by
U.S. Government agencies	70,052	2,701	14,874	941	84,926	3,642
U.S. Government sponsored entities	293,945	14,061	76,070	4,432	370,015	18,493
U.S. corporate debt securities	0	0	2,125	375	2,125	375
Equity securities	0	0	935	65	935	65
Total available-for-sale securities	$723,785	$27,050	$101,938	$6,477	$825,723	$33,527

There were no unrealized losses on held-to-maturity securities at December 31, 2013.

The gross unrealized losses reported for residential mortgage-backed securities relate to investment securities issued by U.S. government sponsored entities such as Federal National Mortgage Association, Federal Home Loan Mortgage Corporation, and U.S. government agencies such as Government National Mortgage Association. The total gross unrealized losses, shown in the tables above, were primarily attributable to changes in interest rates and levels of market liquidity, relative to when the investment securities were purchased, and not due to the credit quality of the investment securities.

The Company does not intend to sell other-than-temporarily impaired investment securities that are in an unrealized loss position until recovery of unrealized losses (which may be until maturity), and it is not more-likely-than not that the Company will be required to sell the investment securities, before recovery of their amortized cost basis, which may be at maturity. Accordingly, as of June 30, 2014, and December 31, 2013, management has determined that the unrealized losses detailed in the tables above are not other-than-temporary.

Ongoing Assessment of Other-Than-Temporary Impairment

On a quarterly basis, the Company performs an assessment to determine whether there have been any events or economic circumstances indicating that a security with an unrealized loss has suffered other-than-temporary impairment (“OTTI”). A debt security is considered impaired if the fair value is less than its amortized cost basis (including any previous OTTI charges) at the reporting date. If impaired, the Company then assesses whether the unrealized loss is other-than-temporary. An unrealized loss on a debt security is generally deemed to be other-than-temporary and a credit loss is deemed to exist if the present value, discounted at the security’s effective rate, of the expected future cash flows is less than the amortized cost basis of the debt security. As a result, the credit loss component of an other-than-temporary impairment write-down for debt securities is recorded in earnings while the remaining portion of the impairment loss is recognized, net of tax, in other comprehensive income provided that the Company does not intend to sell the underlying debt security and it is more-likely-than not that the Company would not have to sell the debt security prior to recovery of the unrealized loss, which may be to maturity. If the Company intended to sell any securities with an unrealized loss or it is more-likely-than not that the Company would be required to sell the investment securities, before recovery of their amortized cost basis, then the entire unrealized loss would be recorded in earnings.

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

As a result of the other-than-temporarily impairment review process, the Company does not consider any investment security held at June 30, 2014 to be other-than-temporarily impaired.

The following table summarizes the roll-forward of credit losses on debt securities held by the Company for which a portion of an other-than-temporary impairment is recognized in other comprehensive income:

	Three Months Ended		Six Months Ended
(in thousands)	06/30/2014	06/30/2013	06/30/2014	06/30/2013
Credit losses at beginning of the period	$0	$0	$0	$441

Sales of securities for which an other-than-temporary impairment was previously recognized	0	0	0	(441)

Ending balance of credit losses on debt securities held for which a portion of another-than temporary impairment was recognized in other comprehensive income	$0	$0	$0	$0

The amortized cost and estimated fair value of debt securities by contractual maturity are shown in the following table. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Mortgage-backed securities are shown separately since they are not due at a single maturity date.

June 30, 2014
(in thousands)	Amortized Cost	Fair Value
Available-for-sale securities:
Due in one year or less	$42,831	$43,495
Due after one year through five years	374,291	382,028
Due after five years through ten years	183,655	182,298
Due after ten years	20,690	19,932
Total	621,467	627,753
Mortgage-backed securities	750,301	750,075
Total available-for-sale debt securities	$1,371,768	$1,377,828

December 31, 2013
(in thousands)	Amortized Cost	Fair Value
Available-for-sale securities:
Due in one year or less	$25,596	$26,017
Due after one year through five years	263,553	271,303
Due after five years through ten years	313,245	304,414
Due after ten years	28,952	27,206
Total	631,346	628,940
Mortgage-backed securities	735,915	724,461
Total available-for-sale debt securities	$1,367,261	$1,353,401

June 30, 2014
(in thousands)	Amortized Cost	Fair Value
Held-to-maturity securities:
Due in one year or less	$10,621	$10,731
Due after one year through five years	3,850	4,150
Due after five years through ten years	16,108	16,311
Due after ten years	384	437
Total held-to-maturity debt securities	$30,963	$31,629

December 31, 2013
(in thousands)	Amortized Cost	Fair Value
Held-to-maturity securities:
Due in one year or less	$10,952	$11,021
Due after one year through five years	5,636	6,004
Due after five years through ten years	1,878	2,051
Due after ten years	514	549
Total held-to-maturity debt securities	$18,980	$19,625

The Company also holds non-marketable Federal Home Loan Bank New York (“FHLBNY”) stock, non-marketable Federal Home Loan Bank Pittsburgh (“FHLBPITT”) stock and non-marketable Atlantic Central Bankers Bank stock, all of which are required to be held for regulatory purposes and for borrowing availability. The required investment in FHLB stock is tied to the Company’s borrowing levels with the FHLB. Holdings of FHLBNY stock, FHLBPITT stock and ACBB stock totaled $12.7 million, $8.3 million and $95,000 at June 30, 2014, respectively. These securities are carried at par, which is also cost. The FHLBNY and FHLBPITT continue to pay dividends and repurchase stock. As such, the Company has not recognized any impairment on its holdings of FHLBNY and FHLBPITT stock. Quarterly, we evaluate our investment in the FHLB for impairment. We evaluate recent and long-term operating performance, liquidity, funding and capital positions, stock repurchase history, dividend history and impact of legislative and regulatory changes. Based on our most recent evaluation, we have determined that no impairment write-downs are currently required.

Trading Securities
The following summarizes trading securities, at estimated fair value, as of:
(in thousands)	06/30/2014	12/31/2013

Obligations of U.S. Government sponsored entities	$7,875	$8,275
Mortgage-backed securities – residential, issued by
U.S. Government sponsored entities	2,134	2,716
Total	$10,009	$10,991

The decrease in trading securities reflects principal repayments and maturities received during the quarter ended June 30, 2014. The pre-tax mark-to-market losses on trading securities totaled $34,000 and $93,000 for the second quarter and six months ending June 30, 2014, respectively, and $270,000 and $385,000 for the second quarter and six months ending June 30, 2013, respectively.

The Company pledges securities as collateral for public deposits and other borrowings, and sells securities under agreements to repurchase. Securities carried of $1.1 billion and $1.0 billion at June 30, 2014, and December 31, 2013, respectively, were either pledged or sold under agreements to repurchase.

5. Loans and Leases
Loans and Leases at June 30, 2014 and December 31, 2013 were as follows:
	06/30/2014			12/31/2013
(in thousands)	Originated	Acquired	Total Loans and Leases	Originated	Acquired	Total Loans and Leases
Commercial and industrial
Agriculture	$46,677	$0	$46,677	$74,788	$0	$74,788
Commercial and industrial other	608,596	120,316	728,912	562,439	128,503	690,942
Subtotal commercial and industrial	655,273	120,316	775,589	637,227	128,503	765,730
Commercial real estate
Construction	46,082	44,557	90,639	46,441	39,353	85,794
Agriculture	63,419	3,173	66,592	52,627	3,135	55,762
Commercial real estate other	940,626	331,642	1,272,268	903,320	366,438	1,269,758
Subtotal commercial real estate	1,050,127	379,372	1,429,499	1,002,388	408,926	1,411,314
Residential real estate
Home equity	178,433	61,564	239,997	171,809	67,183	238,992
Mortgages	668,643	34,145	702,788	658,966	35,336	694,302
Subtotal residential real estate	847,076	95,709	942,785	830,775	102,519	933,294
Consumer and other
Indirect	19,385	0	19,385	21,202	5	21,207
Consumer and other	33,502	1,117	34,619	32,312	1,219	33,531
Subtotal consumer and other	52,887	1,117	54,004	53,514	1,224	54,738
Leases	6,574	0	6,574	5,563	0	5,563
Covered loans	0	22,165	22,165	0	25,868	25,868
Total loans and leases	2,611,937	618,679	3,230,616	2,529,467	667,040	3,196,507
Less: unearned income and deferred costs and fees	(1,648)	0	(1,648)	(2,223)	0	(2,223)
Total loans and leases, net of unearned income and deferred costs and fees	$2,610,289	$618,679	$3,228,968	$2,527,244	$667,040	$3,194,284

The outstanding principal balance and the related carrying amount of the Company’s loans acquired in the VIST Bank acquisition are as follows at June 30, 2014 and December 31, 2013:

(in thousands)	06/30/2014	12/31/2013
Acquired Credit Impaired Loans
Outstanding principal balance	$51,962	$62,146
Carrying amount	40,037	46,809

Acquired Non-Credit Impaired Loans
Outstanding principal balance	585,958	630,600
Carrying amount	578,642	620,231

Total Acquired Loans
Outstanding principal balance	637,920	692,746
Carrying amount	618,679	667,040

The following tables present changes in accretable yield on loans acquired from VIST Bank that were considered credit impaired.

(in thousands)
Balance at January 1, 2013	$7,337
Accretion	(8,896)
Disposals (loans paid in full)	(212)
Reclassifications to/from nonaccretable difference[1]	7,933
Other changes in expected cash flows[2]	4,792
Balance at December 31, 2013	$10,954

(in thousands)
Balance at January 1, 2014	$10,954
Accretion	(2,525)
Disposals (loans paid in full)	(250)
Reclassifications to/from nonaccretable difference[1]	1,024
Other changes in expected cash flows[2]	0
Balance at June 30, 2014	$9,203

1 Results in increased interest income as a prospective yield adjustment over the remaining life of the loans, as well as increased interest income from loan sales, modification and payments.

2 Represents changes in cash flows expected to be collected due to factors other than credit (e.g. changes in prepayment assumptions and/or changes in interest rates on variable rate loans).

At June 30, 2014, acquired loans included $22.2 million of covered loans. VIST Bank had previously acquired these loans in an FDIC assisted transaction in the fourth quarter of 2010. In accordance with a loss sharing agreement with the FDIC, certain losses and expenses relating to covered loans may be reimbursed by the FDIC at 70% or, if net losses exceed certain levels specified in the loss sharing agreements, 80%. See Note 7 – “FDIC Indemnification Asset Related to Covered Loans” for further discussion of the loss sharing agreements and related FDIC indemnification assets.

The Company has adopted comprehensive lending policies, underwriting standards and loan review procedures. Management reviews these policies and procedures on a regular basis. The Company discussed its lending policies and underwriting guidelines for its various lending portfolios in Note 4 – “Loans and Leases” in the Notes to Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. There have been no significant changes in these policies and guidelines. As such, these policies are reflective of new originations as well as those balances held at June 30, 2014. The Company’s Board of Directors approves the lending policies at least annually. The Company recognizes that exceptions to policy guidelines may occasionally occur and has established procedures for approving exceptions to these policy guidelines. Management has also implemented reporting systems to monitor loan origination, loan quality, concentrations of credit, loan delinquencies and nonperforming loans and potential problem loans.

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

The below table is an age analysis of past due loans, segregated by originated and acquired loan and lease portfolios, and by class of loans, as of June 30, 2014 and December 31, 2013.

June 30, 2014
(in thousands)	30-89 days	90 days or more	Current Loans	Total Loans	90 days and accruing[1]	Nonaccrual
Originated Loans and Leases
Commercial and industrial
Agriculture	$0	$0	$46,677	$46,677	$0	$0
Commercial and industrial other	1,113	669	606,814	608,596	0	644
Subtotal commercial and industrial	1,113	669	653,491	655,273	0	644
Commercial real estate
Construction	213	0	45,869	46,082	0	2,109
Agriculture	0	0	63,419	63,419	0	137
Commercial real estate other	1,277	5,446	933,903	940,626	1	4,729
Subtotal commercial real estate	1,490	5,446	1,043,191	1,050,127	1	6,975
Residential real estate
Home equity	218	2,566	175,649	178,433	61	1,842
Mortgages	1,701	7,666	659,276	668,643	481	6,888
Subtotal residential real estate	1,919	10,232	834,925	847,076	542	8,730
Consumer and other
Indirect	610	267	18,508	19,385	0	128
Consumer and other	89	0	33,413	33,502	0	441
Subtotal consumer and other	699	267	51,921	52,887	0	569
Leases	0	0	6,574	6,574	0	0
Total loans and leases	5,221	16,614	2,590,102	2,611,937	543	16,918
Less: unearned income and
deferred costs and fees	0	0	0	(1,648)	0	0
Total originated loans and leases, net of unearned income and deferred costs and fees	$5,221	$16,614	$2,590,102	$2,610,289	$543	$16,918
Acquired Loans and Leases
Commercial and industrial
Commercial and industrial other	19	820	119,477	120,316	656	1,114
Subtotal commercial and industrial	19	820	119,477	120,316	656	1,114
Commercial real estate
Construction	0	1,962	42,595	44,557	1,700	467
Agriculture	0	0	3,173	3,173	0	0
Commercial real estate other	943	2,182	328,517	331,642	84	2,566
Subtotal commercial real estate	943	4,144	374,285	379,372	1,784	3,033
Residential real estate
Home equity	359	810	60,395	61,564	105	798
Mortgages	296	596	33,253	34,145	503	962
Subtotal residential real estate	655	1,406	93,648	95,709	608	1,760
Consumer and other
Consumer and other	3	0	1,114	1,117	0	0
Subtotal consumer and other	3	0	1,114	1,117	0	0
Covered loans	0	904	21,261	22,165	904	0
Total acquired loans and leases, net of unearned income and deferred costs and fees	$1,620	$7,274	$609,785	$618,679	$3,952	$5,907

1 Includes acquired loans that were recorded at fair value at the acquisition date.

December 31, 2013

(in thousands)	30-89 days	90 days or more	Current Loans	Total Loans	90 days and accruing[1]	Nonaccrual
Originated loans and leases
Commercial and industrial
Agriculture	$0	$0	$74,788	$74,788	$0	$0
Commercial and industrial other	211	1,187	561,041	562,439	0	1,260
Subtotal commercial and industrial	211	1,187	635,829	637,227	0	1,260
Commercial real estate
Construction	216	7,657	38,568	46,441	0	9,873
Agriculture	180	0	52,447	52,627	0	46
Commercial real estate other	1,104	6,976	895,240	903,320	161	9,522
Subtotal commercial real estate	1,500	14,633	986,255	1,002,388	161	19,441
Residential real estate
Home equity	784	1,248	169,777	171,809	62	1,477
Mortgages	2,439	5,946	650,581	658,966	384	7,443
Subtotal residential real estate	3,223	7,194	820,358	830,775	446	8,920
Consumer and other
Indirect	768	152	20,282	21,202	0	216
Consumer and other	60	0	32,252	32,312	0	38
Subtotal consumer and other	828	152	52,534	53,514	0	254
Leases	0	0	5,563	5,563	0	0
Total loans and leases	5,762	23,166	2,500,539	2,529,467	607	29,875
Less: unearned income and deferred costs and fees	0	0	0	(2,223)	0	0
Total originated loans and leases, net of unearned income and deferred costs and fees	$5,762	$23,166	$2,500,539	$2,527,244	$607	$29,875
Acquired loans and leases
Commercial and industrial
Commercial and industrial other	554	1,651	126,298	128,503	1,231	419
Subtotal commercial and industrial	554	1,651	126,298	128,503	1,231	419
Commercial real estate
Construction	0	2,148	37,205	39,353	1,676	473
Agriculture	0	0	3,135	3,135	0	0
Commercial real estate other	403	3,585	362,450	366,438	709	3,450
Subtotal commercial real estate	403	5,733	402,790	408,926	2,385	3,923
Residential real estate
Home equity	213	934	66,036	67,183	347	1,844
Mortgages	345	1,264	33,727	35,336	594	2,322
Subtotal residential real estate	558	2,198	99,763	102,519	941	4,166
Consumer and other
Indirect	0	0	5	5	0	0
Consumer and other	17	0	1,202	1,219	0	0
Subtotal consumer and other	17	0	1,207	1,224	0	0
Covered loans	0	2,416	23,452	25,868	2,416	0
Total acquired loans and leases, net of unearned income and deferred costs and fees	$1,532	$11,998	$653,510	$667,040	$6,973	$8,508

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

Since the methodology is based upon historical experience and trends as well as management’s judgment, factors may arise that result in different estimates. Significant factors that could give rise to changes in these estimates may include, but are not limited to, changes in economic conditions in the local area, concentration of risk, changes in interest rates, and declines in local property values. While management’s evaluation of the allowance as of June 30, 2014, considers the allowance to be appropriate, under adversely different conditions or assumptions, the Company would need to increase or decrease the allowance.

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

The following tables detail activity in the allowance for loan and lease losses segregated by originated and acquired loan and lease portfolios and by portfolio segment for the three months ended June 30, 2014 and 2013.  Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

Three months ended June 30, 2014
(in thousands)	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer and Other	Finance Leases	Total

Allowance for originated loans and leases

Beginning balance	$8,769	$10,415	$5,368	$2,109	$0	$26,661

Charge-offs	(133)	(433)	(74)	(414)	0	(1,054)
Recoveries	424	560	74	143	0	1,201
Provision (credit)	(498)	(153)	77	518		(56)
Ending Balance	$8,562	$10,389	$5,445	$2,356	$0	$26,752

Allowance for acquired loans

Beginning balance	$298	$819	$70	$166	$0	$1,353

Charge-offs	(6)	(526)	(178)	(1)	0	(711)
Recoveries	0	0	0	0	0	0
Provision (credit)	(133)	167	157	(68)	0	123
Ending Balance	$159	$460	$49	$97	$0	$765

Three months ended June 30, 2013
(in thousands)	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer and Other	Finance Leases	Total

Allowance for originated loans and leases

Beginning balance	$7,037	$10,644	$5,036	$1,879	$2	$24,598

Charge-offs	(42)	(144)	(147)	(198)	0	(531)
Recoveries	1,282	358	27	113	0	1,780
Provision (credit)	(1,322)	(449)	357	401	19	(994)
Ending Balance	$6,955	$10,409	$5,273	$2,195	$21	$24,853

Three months ended June 30, 2013
(in thousands)	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer and Other	Covered Loans	Total

Allowance for acquired loans

Beginning balance	$0	$63	$0	$0	$0	$63

Charge-offs	(2,906)	(32)	(3)	0	0	(2,941)
Recoveries	0	0	0	0	0	0
Provision (credit)	2,970	350	129	34	0	3,483
Ending Balance	$64	$381	$126	$34	$0	$605

Six months ended June 30, 2014
(in thousands)	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer and Other	Finance Leases	Total

Allowance for originated loans and leases

Beginning balance	$8,406	$10,459	$5,771	$2,059	$5	$26,700

Charge-offs	(254)	(613)	(267)	(666)	0	(1,800)
Recoveries	489	562	86	260	0	1,397
Provision (credit)	(79)	(19)	(145)	703	(5)	455
Ending Balance	$8,562	$10,389	$5,445	$2,356	$0	$26,752

Six months ended June 30, 2014
(in thousands)	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer and Other	Covered Loans	Total

Allowance for acquired loans

Beginning balance	$168	$770	$274	$58	$0	$1,270

Charge-offs	(25)	(551)	(277)	(7)	0	(860)
Recoveries	0	0	0	0	0	0
Provision (credit)	16	241	52	46	0	355
Ending Balance	$159	$460	$49	$97	$0	$765

Six months ended June 30, 2013
(in thousands)	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer and Other	Finance Leases	Total

Allowance for originated loans and leases

Beginning balance	$7,533	$10,184	$4,981	$1,940	$5	$24,643

Charge-offs	(432)	(490)	(339)	(462)	0	(1,723)
Recoveries	1,442	436	29	200	0	2,107
Provision (credit)	(1,588)	279	602	517	16	(174)
Ending Balance	$6,955	$10,409	$5,273	$2,195	$21	$24,853

Six months ended June 30, 2013
(in thousands)	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer and Other	Covered Loans	Total

Allowance for acquired loans

Beginning balance	$0	$0	$0	$0	$0	$0

Charge-offs	(2,929)	(32)	(110)	(25)	0	(3,096)
Recoveries	0	0	0	0	0	0
Provision (credit)	2,993	413	236	59	0	3,701
Ending Balance	$64	$381	$126	$34	$0	$605

At June 30, 2014 and December 31, 2013, the allocation of the allowance for loan and lease losses summarized on the basis of the Company’s impairment methodology was as follows:

(in thousands)	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer and Other	Finance Leases	Total

Allowance for originated loans and leases
June 30, 2014
Individually evaluated for impairment	$0	$0	$0	$0	$0	$0
Collectively evaluated for impairment	8,562	10,389	5,445	2,356	0	26,752
Ending balance	$8,562	$10,389	$5,445	$2,356	$0	$26,752

Allowance for acquired loans
June 30, 2014
Individually evaluated for impairment	$0	$250	$0	$0	$0	$250
Collectively evaluated for impairment	159	210	49	97	0	515
Ending balance	$159	$460	$49	$97	$0	$765

(in thousands)	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer and Other	Finance Leases	Total

Allowance for originated loans and leases
December 31, 2013
Individually evaluated for impairment	$0	$0	$0	$0	$0	$0
Collectively evaluated for impairment	8,406	10,459	5,771	2,059	5	26,700
Ending balance	$8,406	$10,459	$5,771	$2,059	$5	$26,700

Allowance for acquired loans
December 31, 2013
Individually evaluated for impairment	$0	$250	$0	$0	$0	$250
Collectively evaluated for impairment	168	520	274	58	0	1,020
Ending balance	$168	$770	$274	$58	$0	$1,270

The recorded investment in loans and leases summarized on the basis of the Company’s impairment methodology as of June 30, 2014 and December 31, 2013 was as follows:

(in thousands)	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer and Other	Finance Leases	Total

Originated loans and leases
June 30, 2014
Individually evaluated for impairment	$375	$8,975	$1,132	$0	$0	$10,482
Collectively evaluated for impairment	654,898	1,041,152	845,944	52,887	6,574	2,601,455
Total	$655,273	$1,050,127	$847,076	$52,887	$6,574	$2,611,937

(in thousands)	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer and Other	Covered Loans	Total

Acquired loans
June 30, 2014
Individually evaluated for impairment	$1,063	$5,976	$0	$0	$0	$7,039
Loans acquired with deteriorated credit quality	$1,236	$8,452	$8,184	$0	$22,165	$40,037
Collectively evaluated for impairment	118,017	364,944	87,525	1,117	0	571,603
Total	$120,316	$379,372	$95,709	$1,117	$22,165	$618,679

(in thousands)	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer and Other	Finance Leases	Total

Originated loans and leases
December 31, 2013
Individually evaluated for impairment	$4,664	16,269	$1,223	$0	$0	$22,156
Collectively evaluated for impairment	632,563	986,119	829,552	53,514	5,563	2,507,311
Total	$637,227	$1,002,388	$830,775	$53,514	$5,563	$2,529,467

(in thousands)	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer and Other	Covered Loans	Total

Acquired loans
December 31, 2013
Individually evaluated for impairment	$2,231	2,429	$73	$0	$0	$4,733
Loans acquired with deteriorated credit quality	2,558	10,263	9,355	0	24,633	46,809
Collectively evaluated for impairment	123,714	396,234	93,091	1,224	1,235	615,498
Total	$128,503	$408,926	$102,519	$1,224	$25,868	$667,040

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

25

	06/30/2014			12/31/2013
(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
Originated loans and leases with no related allowance

Commercial and industrial
Commercial and industrial other	$375	$375	$0	$4,664	$5,069	$0
Commercial real estate
Construction	0	0	0	6,073	11,683	0
Commercial real estate other	8,975	9,655	0	10,196	13,518	0
Residential real estate
Residential real estate other	1,132	1,202	0	1,223	1,299	0

Total	$10,482	$11,232	$0	$22,156	$31,569	$0

	06/30/2014			12/31/2013
(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance

Acquired loans and leases with no related allowance

Commercial and industrial
Commercial and industrial other	$1,063	$1,063	$0	$2,231	$5,081	$0
Commercial real estate
Construction	2,043	2,043	0	0	0	0
Commercial real estate other	3,680	3,680	0	1,960	1,960	0
Residential real estate
Residential real estate other	0	0	0	73	73	0
Subtotal	$6,786	$6,786	$0	$4,264	$7,114	$0

Acquired loans and leases with related allowance

Commercial real estate
Commercial real estate other	253	253	250	469	719	250
Subtotal	$253	$253	$250	$469	$719	$250
Total	$7,039	$7,039	$250	$4,733	$7,833	$250

The average recorded investment and interest income recognized on impaired loans for the three months ended June 30, 2014 and 2013 was as follows:
	Three Months Ended		Three Months Ended
	06/30/2014		06/30/2013
(in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Originated loans and leases with no related allowance

Commercial and industrial
Commercial and industrial other	376	0	4,397	0
Commercial real estate
Construction	0	0	6,311	0
Commercial real estate other	10,465	0	15,012	0
Residential real estate
Residential real estate other	1,144	0	447	0
Subtotal	$11,985	$0	$26,167	$0

Originated loans and leases with related allowance

Commercial and industrial
Commercial and industrial other	0	0	416	0
Subtotal	$0	$0	$416	$0
Total	$11,985	$0	$26,583	$0

	Three Months Ended		Three Months Ended
	06/30/2014		06/30/2013
(in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Acquired loans and leases with no related allowance

Commercial and industrial
Commercial and industrial other	1,071	0	2,517	0
Commercial real estate
Construction	2,039	0	0	0
Commercial real estate other	3,708	0	2,481	5
Subtotal	$6,818	$0	$4,998	$5

Acquired loans and leases with related allowance

Commercial real estate
Commercial real estate other	251	0	212	0
Subtotal	$251	$0	$212	$0
Total	$7,069	$0	$5,210	$5

	Six Months Ended		Six Months Ended
	06/30/2014		06/30/2013
(in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Originated loans and leases with no related allowance

Commercial and industrial
Commercial and industrial other	386	0	5,085	0
Commercial real estate
Construction	0	0	6,529	0
Commercial real estate other	10,618	0	13,867	0
Residential real estate
Residential real estate other	1,132	0	447	0
Subtotal	$12,136	$0	$25,928	$0

Originated loans and leases with related allowance

Commercial and industrial
Commercial and industrial other	0	0	417	0
Subtotal	$0	$0	$417	$0
Total	$12,136	$0	$26,345	$0

	Six Months Ended		Six Months Ended
	06/30/2014		06/30/2013
(in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Acquired loans and leases with no related allowance

Commercial and industrial
Commercial and industrial other	1,093	0	3,017	5
Commercial real estate
Construction	2,298	0	0	0
Commercial real estate other	3,460	0	2,492	31
Subtotal	$6,851	$0	$5,509	$36

Acquired loans and leases with related allowance

Commercial real estate
Commercial real estate other	248	0	0	0
Residential real estate
Residential real estate other	0	0	214	4
Subtotal	$248	$0	$214	$4
Total	$7,099	$0	$5,723	$40

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

The following tables present information on loans modified in troubled debt restructuring during the periods indicated.

June 30, 2014	Three months ended
				Defaulted TDRs[3]
(in thousands)	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Loans	Post-Modification Outstanding Recorded Investment

Commercial and Industrial
Commercial and industrial other[1]	1	$88	88	0	$0
Commercial real estate
Commercial real estate other[2]	1	480	480	0	0
Total	2	$568	568	0	$0

1 Represents the following concessions: extension of term and reduction of rate

2 Represents the following concessions: extension of term and reduction of rate

3 TDRs that defaulted during the last three months that were restructured in the prior twelve months.

June 30, 2013	Three months ended
				Defaulted TDRs[2]
(in thousands)	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Loans	Post-Modification Outstanding Recorded Investment

Commercial and industrial
Commercial and industrial other[1]	1	$47	$47	0	$0

Total	1	$47	$47	0	$0

1 Represents the following concessions: extension of term

2 TDRs that defaulted in the current quarter that were restructured in the prior twelve months.

June 30, 2014	Six months ended
				Defaulted TDRs[3]
(in thousands)	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Loans	Post-Modification Outstanding Recorded Investment

Commercial and Industrial
Commercial and industrial other[1]	1	$88	$88	0	$0
Commercial Real Estate
Commercial real estate other[2]	1	$480	$480	1	$63
Residential Real Estate
Residential real estate other[3]	0	0	0	1	195
Total	2	$568	$568	2	$258

1 Represents the following concessions: extension of term and reduction of rate

2 Represents the following concessions: extension of term and reduction of rate

3 TDRs that defaulted during the last nine months that were restructured in the prior twelve months.

June 30, 2013	Six months ended
				Defaulted TDRs[3]
(in thousands)	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Loans	Post-Modification Outstanding Recorded Investment

Commercial and industrial
Commercial and industrial other[1]	2	$139	$139	0	$0
Commercial real estate
Commercial real estate other[2]	3	371	371	0	0

Total	5	$510	$510	0	$0

1 Represents the following concessions: extension of term and reduction in rate

2 Represents the following concessions: extension of term (1 loan:$129,000) and extended term and lowered rate (2 loans: $242,000)

3 TDRs that defaulted during the last six months that were restructured in the prior twelve months.

The following tables present credit quality indicators (internal risk grade) by class of commercial and industrial loans and commercial real estate loans as of June 30, 2014 and December 31, 2013.

June 30, 2014
	Commercial	Commercial	Commercial	Commercial	Commercial
	and Industrial	and Industrial	Real Estate	Real Estate	Real Estate
(in thousands)	Other	Agriculture	Other	Agriculture	Construction	Total
Originated Loans and Leases
Internal risk grade:
Pass	$586,788	$46,286	$910,507	$62,827	$42,255	$1,648,663
Special Mention	13,522	143	17,801	191	3,827	35,484
Substandard	8,286	248	12,318	401	0	21,253
Total	$608,596	$46,677	$940,626	$63,419	$46,082	$1,705,400

June 30, 2014
	Commercial	Commercial	Commercial	Commercial	Commercial
	and Industrial	and Industrial	Real Estate	Real Estate	Real Estate
(in thousands)	Other	Agriculture	Other	Agriculture	Construction	Total
Acquired Loans and Leases
Internal risk grade:
Pass	$112,199	$0	$299,843	$3,173	$42,076	$457,291
Special Mention	4,600	0	7,524	0	0	12,124
Substandard	3,517	0	24,275	0	2,481	30,273
Total	$120,316	$0	$331,642	$3,173	$44,557	$499,688

December 31, 2013
	Commercial	Commercial	Commercial	Commercial	Commercial
	and Industrial	and Industrial	Real Estate	Real Estate	Real Estate
(in thousands)	Other	Agriculture	Other	Agriculture	Construction	Total
Originated Loans and Leases
Internal risk grade:
Pass	$531,293	$72,997	$869,488	$52,054	$36,396	$1,562,228
Special Mention	20,688	100	17,536	123	3,918	42,365
Substandard	10,458	1,691	16,296	450	6,127	35,022
Total	$562,439	$74,788	$903,320	$52,627	$46,441	$1,639,615

December 31, 2013
	Commercial	Commercial	Commercial	Commercial	Commercial
	and Industrial	and Industrial	Real Estate	Real Estate	Real Estate
(in thousands)	Other	Agriculture	Other	Agriculture	Construction	Total
Acquired Loans and Leases
Internal risk grade:
Pass	$116,160	$0	$363,427	$1,150	$5,809	$486,546
Special Mention	3,821	0	11,516	1,985	0	17,322
Substandard	8,522	0	22,028	0	3,011	33,561
Total	$128,503	$0	$396,971	$3,135	$8,820	$537,429

The following tables present credit quality indicators by class of residential real estate loans and by class of consumer loans. Nonperforming loans include nonaccrual, impaired, and loans 90 days past due and accruing interest. All other loans are considered performing as of June 30, 2014 and December 31, 2013. For purposes of this footnote, acquired loans that were recorded at fair value at the acquisition date and are 90 days or greater past due are considered performing.

June 30, 2014
(in thousands)	Residential Home Equity	Residential Mortgages	Consumer Indirect	Consumer Other	Total
Originated Loans and Leases
Performing	$176,530	$661,274	$19,257	$33,061	$890,122
Nonperforming	1,903	7,369	128	441	9,841
Total	$178,433	$668,643	$19,385	$33,502	$899,963

June 30, 2014
(in thousands)	Residential Home Equity	Residential Mortgages	Consumer Indirect	Consumer Other	Total
Acquired Loans and Leases
Performing	$60,661	$32,680	$0	$1,117	$94,458
Nonperforming	903	1,465	0	0	2,368
Total	$61,564	$34,145	$0	$1,117	$96,826

December 31, 2013
(in thousands)	Residential Home Equity	Residential Mortgages	Consumer Indirect	Consumer Other	Total
Originated Loans and Leases
Performing	$170,270	$651,139	$20,986	$32,274	$874,669
Nonperforming	1,539	7,827	216	38	9,620
Total	$171,809	$658,966	$21,202	$32,312	$884,289

December 31, 2013
(in thousands)	Residential Home Equity	Residential Mortgages	Consumer Indirect	Consumer Other	Total
Acquired Loans and Leases
Performing	$65,339	$33,014	$5	$1,219	$99,577
Nonperforming	1,844	2,322	0	0	4,166
Total	$67,183	$35,336	$5	$1,219	$103,743

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

Changes in the FDIC indemnification asset during the six months ended June 30, 2014 are shown below. The Company acquired the FDIC indemnification asset as part of the VIST acquisition on August 1, 2012.

Six months ended June 30, 2014
(in thousands)	Three Months Ended

Balance, beginning of the period	$4,790
Discount accretion of the present value at the acquisition date	28
Prospective adjustment for additional cash flows	(862)
Increase due to impairment on covered loans	0
Reimbursements from the FDIC	(466)
Balance, end of period	$3,490

8. Earnings Per Share

Earnings per share in the table below, for the three and six month periods ending June 30, 2014 and 2013 are calculated under the two-class method as required by ASC Topic 260, Earnings Per Share. ASC 260 provides that unvested share-based payment awards that contain nonforfeitable rights to dividends are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. The Company has issued restricted stock awards that contain such rights and are therefore considered participating securities. Basic earnings per common share are calculated by dividing net income allocable to common stock by the weighted average number of common shares, excluding participating securities, during the period. Diluted earnings per common share include the dilutive effect of additional potential shares from stock compensations awards.

	Three Months Ended
(in thousands, except share and per share data)	06/30/2014	06/30/2013
Basic
Net income available to common shareholders	$13,061	$11,007
Less: dividends and undistributed earnings allocated to unvested restricted stock awards	(118)	(112)
Net earnings allocated to common shareholders	12,943	10,895

Weighted average shares outstanding, including participating securities	14,844,279	14,541,222

Less: average participating securities	(134,398)	(113,384)
Weighted average shares outstanding - Basic	14,709,881	14,427,838

Diluted
Net earnings allocated to common shareholders	12,943	10,895

Weighted average shares outstanding - Basic	14,709,881	14,427,838

Dilutive effect of common stock options or restricted stock awards	111,310	69,021

Weighted average shares outstanding - Diluted	14,821,191	14,496,859

Basic EPS	0.88	0.76
Diluted EPS	0.87	0.75

The dilutive effect of common stock options or restricted awards calculation for the three months ended June 30, 2014 and 2013 excludes stock options, stock appreciation rights and restricted stock awards covering an aggregate of 68,404 and 341,206 shares, respectively, because the exercise prices were greater than the average market price during these periods.

	Six Months Ended
(in thousands, except share and per share data)	06/30/2014	06/30/2013
Basic
Net income available to common shareholders	$25,630	$22,516
Less: dividends and undistributed earnings allocated to unvested restricted stock awards	(234)	(147)
Net earnings allocated to common shareholders	25,396	22,369

Weighted average shares outstanding, including participating securities	14,813,010	14,482,584

Less: average participating securities	(135,622)	(78,190)
Weighted average shares outstanding - Basic	14,677,388	14,404,394

Diluted
Net earnings allocated to common shareholders	25,396	22,369

Weighted average shares outstanding - Basic	14,677,388	14,404,394

Dilutive effect of common stock options or restricted stock awards	121,074	67,542

Weighted average shares outstanding - Diluted	14,798,462	14,471,936

Basic EPS	1.73	1.55
Diluted EPS	1.72	1.55

The dilutive effect of common stock options or restricted awards calculation for the six months ended June 30, 2014 and 2013 excludes stock options, stock appreciation rights and restricted stock awards covering an aggregate of 69,868 and 315,340 shares, respectively, because the exercise prices were greater than the average market price during these periods.

9. Other Comprehensive Income (Loss)

The following table presents reclassifications out of the accumulated other comprehensive income for the three month periods ended June 30, 2014 and 2013.

	Three months ended June 30, 2014

(in thousands)	Before-Tax Amount	Tax (Expense) Benefit	Net of Tax
Available-for-sale securities:
Change in net unrealized gain/loss during the period	$11,250	$(4,499)	$6,751
Reclassification adjustment for net realized gain on sale of available-for-sale securities included in net income	(35)	13	(22)
Net unrealized gains	11,215	(4,486)	6,729

Employee benefit plans:
Amortization of net retirement plan actuarial gain	213	(85)	128
Amortization of net retirement plan prior service cost	(12)	5	(7)
Employee benefit plans	201	(80)	121

Other comprehensive income (loss)	$11,416	$(4,566)	$6,850

	Three months ended June 30, 2013

	Before-Tax Amount	Tax (Expense) Benefit	Net of Tax
(in thousands)
Available-for-sale securities:
Change in net unrealized gain/loss during the period	$(38,033)	$15,209	$(22,824)
Reclassification adjustment for net realized gain on sale of available-for-sale securities included in net income	(75)	30	(45)
Reclassification adjustment for credit impairment on available-for-sale
Net unrealized losses	(38,108)	15,239	(22,869)

Employee benefit plans:
Amortization of net retirement plan actuarial loss	636	(255)	381
Amortization of net retirement plan prior service cost	14	(6)	8
Amortization of net retirement plan transition liability	13	(5)	8
Employee benefit plans	663	(266)	397
Other comprehensive (loss) income	$(37,445)	$14,973	$(22,472)

	Six months ended June 30, 2014

	Before-Tax Amount	Tax (Expense) Benefit	Net of Tax
(in thousands)
Available-for-sale securities:
Change in net unrealized gain/loss during the period	$20,065	$(8,024)	$12,041
Reclassification adjustment for net realized gain on sale of available-for-sale securities included in net income	(129)	51	(78)
Net unrealized losses	19,936	(7,973)	11,963

Employee benefit plans:
Amortization of net retirement plan actuarial gain	532	(212)	320
Amortization of net retirement plan prior service cost	2	(1)	1
Employee benefit plans	534	(213)	321

Other comprehensive income (loss)	$20,470	$(8,186)	$12,284

	Six months ended June 30, 2013

	Before-Tax Amount	Tax (Expense) Benefit	Net of Tax
(in thousands)
Available-for-sale securities:
Change in net unrealized gain/loss during the period	$(43,496)	$17,394	$(26,102)
Reclassification adjustment for net realized gain on sale of available-for-sale securities included in net income	(442)	177	(265)
Reclassification adjustment for credit impairment on available-for-sale
Net unrealized losses	(43,938)	17,571	(26,367)

Employee benefit plans:
Amortization of net retirement plan actuarial loss	1,291	(517)	774
Amortization of net retirement plan prior service cost	29	(12)	17
Amortization of net retirement plan transition liability	25	(10)	15
Employee benefit plans	1,345	(539)	806

Other comprehensive (loss) income	$(42,593)	$17,032	$(25,561)

The following table presents the activity in our accumulated other comprehensive income for the periods indicated:

(in thousands)	Available-for-Sale Securities	Employee Benefit Plans	Accumulated Other Comprehensive Income
Balance at March 31, 2014	$(3,123)	$(16,562)	$(19,685)
Other comprehensive income (loss) before reclassifications	6,751	0	6,751
Amounts reclassified from accumulated other comprehensive income	(22)	121	99
Net current-period other comprehensive income	6,729	121	6,850
Balance at June 30, 2014	$3,606	$(16,441)	$(12,835)

Balance at January 1, 2014	$(8,357)	$(16,762)	$(25,119)
Other comprehensive income (loss) before reclassifications	12,041	0	12,041
Amounts reclassified from accumulated other comprehensive (loss) income	(78)	321	243
Net current-period other comprehensive income	11,963	321	12,284
Balance at June 30, 2014	$3,606	$(16,441)	$(12,835)

(in thousands)	Available-for-Sale Securities	Employee Benefit Plans	Accumulated Other Comprehensive Income
Balance at March 31, 2013	$22,858	$(28,053)	$(5,195)
Other comprehensive (loss) income before reclassifications	(22,824)	0	(22,824)
Amounts reclassified from accumulated other comprehensive (loss) income	(45)	397	352
Net current-period other comprehensive (loss) income	(22,869)	397	(22,472)
Balance at June 30, 2013	$(11)	$(27,656)	$(27,667)

Balance at January 1, 2013	$26,356	$(28,462)	$(2,106)
Other comprehensive (loss) income before reclassifications	(26,102)	0	(26,102)
Amounts reclassified from accumulated other comprehensive (loss) income	(265)	806	541
Net current-period other comprehensive (loss) income	(26,367)	806	(25,561)
Balance at June 30, 2013	$(11)	$(27,656)	$(27,667)

The following tables present the amounts reclassified out of each component of accumulated other comprehensive income for the three and six months ended June 30, 2014 and 2013.

Three months ended June 30, 2014

Details about Accumulated other Comprehensive Income Components (in thousands)	Amount Reclassified from Accumulated Other Comprehensive Income[1]	Affected Line Item in the Statement Where Net Income is Presented
Available-for-sale securities:
Unrealized gains and losses on available-for-sale securities	$35	Net gain on securities transactions
	(13)	Tax expense
	22	Net of tax
Employee benefit plans:
Amortization of the following [2]
Net retirement plan actuarial loss	(213)
Net retirement plan prior service cost	12
	(201)	Total before tax
	80	Tax benefit
	(121)	Net of tax

Six months ended June 30, 2014

Details about Accumulated other Comprehensive Income Components (in thousands)	Amount Reclassified from Accumulated Other Comprehensive Income[1]	Affected Line Item in the Statement Where Net Income is Presented
Available-for-sale securities:
Unrealized gains and losses on available-for-sale securities	$129	Net gain on securities transactions
	(51)	Tax expense
	78	Net of tax
Employee benefit plans:
Amortization of the following [2]
Net retirement plan actuarial loss	(532)
Net retirement plan prior service cost	(2)
	(534)	Total before tax
	213	Tax benefit
	(321)	Net of tax

Three months ended June 30, 2013

Details about Accumulated other Comprehensive Income Components (in thousands)	Amount Reclassified from Accumulated Other Comprehensive Income[1]	Affected Line Item in the Statement Where Net Income is Presented
Available-for-sale securities:
Unrealized gains and losses on available-for-sale securities	$75	Net gain on securities transactions
	(30)	Tax expense
	45	Net of tax
Employee benefit plans:
Amortization of the following [2]
Net retirement plan actuarial loss	(634)
Net retirement plan prior service cost	(14)
Net retirement plan transition liability	(13)
	(661)	Total before tax
	264	Tax benefit
	(397)	Net of tax

Six months ended June 30, 2013

Details about Accumulated other Comprehensive Income Components (in thousands)	Amount Reclassified from Accumulated Other Comprehensive Income[1]	Affected Line Item in the Statement Where Net Income is Presented
Available-for-sale securities:
Unrealized gains and losses on available-for-sale securities	$442	Net gain on securities transactions
	(177)	Tax expense
	265	Net of tax
Employee benefit plans:
Amortization of the following [2]
Net retirement plan actuarial loss	(1,289)
Net retirement plan prior service cost	(29)
Net retirement plan transition liability	(25)
	(1,343)	Total before tax
	537	Tax benefit
	(806)	Net of tax

1 Amounts in parentheses indicated debits in income statement

2 The accumulated other comprehensive income components are included in the computation of net periodic benefit cost (See Note 10 - “Employee Benefit Plan”)

10. Employee Benefit Plan

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

Components of Net Periodic Benefit Cost

	Pension Benefits		Life and Health		SERP Benefits
	Three Months Ended		Three Months Ended		Three Months Ended
(in thousands)	06/30/2014	06/30/2013	06/30/2014	06/30/2013	06/30/2014		06/30/2013
Service cost	$592	$685	$45	$81		$18	$130
Interest cost	766	676	85	87		219	184
Expected return on plan assets	(1,254)	(1,010)	0	0		0	0
Amortization of net retirement plan actuarial loss	205	506	(11)	20		19	108
Amortization of net retirement plan prior service cost (credit)	(31)	(31)	4	4		15	41
Amortization of net retirement plan transition liability	0	0	0	13		0	0
Net periodic benefit cost	$278	$826	$123	$205		$271	$463

Components of Net Period Benefit Cost

	Pension Benefits		Life and Health		SERP Benefits
	Six Months Ended		Six Months Ended		Six Months Ended
(in thousands)	06/30/2014	06/30/2013	06/30/2014	06/30/2013	06/30/2014	06/30/2013
Service cost	$1,217	$1,458	$101	$133	$111	$239
Interest cost	1,534	1,344	183	172	433	369
Expected return on plan assets	(2,512)	(2,005)	0	0	0	0
Amortization of net retirement plan actuarial loss	429	1,011	0	48	103	230
Amortization of net retirement plan prior service cost (credit)	(62)	(62)	8	8	56	83
Amortization of net retirement plan transition liability	0	0	0	25	0	0
Net periodic benefit cost	$606	$1,746	$292	$386	$703	$921

The net periodic benefit cost for the Company’s benefit plans are recorded as a component of salaries and benefits in the consolidated statements of income.

The Company realized approximately $321,000 and $806,000, net of tax, as amortization of amounts previously recognized in accumulated other comprehensive income, for the six months ended June 30, 2014 and 2013, respectively.

The Company is not required to contribute to the pension plan in 2014, but it may make voluntary contributions. The Company did not contribute to the pension plan in the six months ended 2014 and 2013.

11. Other Income and Operating Expense

Other income and operating expense totals are presented in the table below. Components of these totals exceeding 1% of the aggregate of total noninterest income and total noninterest expenses for any of the years presented below are stated separately.

	Three Months Ended		Six Months Ended
(in thousands)	06/30/2014	06/30/2013	06/30/2014	06/30/2013
Noninterest Income
Other service charges	$1,108	$771	$1,803	$1,609
Increase in cash surrender value of corporate owned life insurance	473	486	975	1,038
Net gain on sale of loans	171	68	221	97
Other income	648	485	1,240	1,432
Total other income	$2,400	$1,810	$4,239	$4,176
Noninterest Expenses
Marketing expense	$1,460	$1,378	$2,419	$2,542
Professional fees	1,511	1,411	2,899	2,765
Legal fees	529	529	1,061	1,121
Software licensing and maintenance	1,101	1,422	2,316	2,561
Cardholder expense	729	788	1,398	1,536
Other expenses	5,175	4,799	9,996	9,638
Total other operating expense	$10,505	$10,327	$20,089	$20,163

12. Financial Guarantees

The Company currently does not issue any guarantees that would require liability recognition or disclosure, other than standby letters of credit. The Company extends standby letters of credit to its customers in the normal course of business. The standby letters of credit are generally short-term. As of June 30, 2014, the Company’s maximum potential obligation under standby letters of credit was $62.1 million compared to $62.6 million at December 31, 2013. Management uses the same credit policies to extend standby letters of credit that it uses for on-balance sheet lending decisions and may require collateral to support standby letters of credit based upon its evaluation of the counterparty. Management does not anticipate any significant losses as a result of these transactions, and has determined that the fair value of standby letters of credit is not significant.

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

Banking

The Banking segment is primarily comprised of the four banking subsidiaries: Tompkins Trust Company, a commercial bank with fifteen banking offices located in Ithaca, NY and surrounding communities; The Bank of Castile, a commercial bank with sixteen banking offices located in the Genesee Valley region of New York State as well as Monroe County; Mahopac Bank, a commercial bank with fifteen full-service banking offices and one limited service office in the counties north of New York City; and VIST Bank, a banking organization with twenty banking offices headquartered and operating in the areas surrounding southeastern Pennsylvania.

Insurance

The Company provides property and casualty insurance services and employee benefits consulting through Tompkins Insurance Agencies, Inc., a 100% wholly-owned subsidiary of the Company, headquartered in Batavia, New York. Tompkins Insurance is an independent insurance agency, representing many major insurance carriers and provides employee benefit consulting to employers in Western and Central New York, assisting them with their medical, group life insurance and group disability insurance. Through the 2012 acquisition of VIST Financial, Tompkins Insurance expanded its operations with the addition of VIST Insurance, a full service insurance agency offering a similar array of insurance products as Tompkins Insurance in southeastern Pennsylvania.

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

As of and for the three months ended June 30, 2014
(in thousands)	Banking	Insurance	Wealth Management	Intercompany	Consolidated
Interest income	$45,786	$2	$33	$(2)	$45,819
Interest expense	5,303	2	0	(2)	5,303
Net interest income	40,483	0	33	0	40,516
Provision for loan and lease losses	67	0	0	0	67
Noninterest income	6,915	7,116	4,014	(325)	17,720
Noninterest expense	30,584	5,836	2,833	(325)	38,928
Income before income tax expense	16,747	1,280	1,214	0	19,241
Income tax expense	5,229	498	421	0	6,148
Net Income attributable to noncontrolling interests and Tompkins Financial Corporation	11,518	782	793	0	13,093
Less: Net income attributable to noncontrolling interests	32	0	0	0	32
Net Income attributable to Tompkins Financial Corporation	$11,486	$782	$793	$0	$13,061

Depreciation and amortization	$1,279	$59	$36	$0	$1,374
Assets	5,016,712	35,524	14,085	(8,500)	5,057,821
Goodwill	64,500	19,662	8,081	0	92,243
Other intangibles, net	9,995	4,932	558	0	15,485
Net loans and leases	3,201,451	0	0	0	3,201,451
Deposits	4,052,715	0	0	(8,326)	4,044,389
Total Equity	451,596	27,126	10,515	0	489,237

As of and for the three months ended June 30, 2013
(in thousands)	Banking	Insurance	Wealth Management	Intercompany	Consolidated
Interest income	$45,911	$2	$49	$(2)	$45,960
Interest expense	6,136	0	0	(2)	6,134
Net interest income	39,775	2	49	0	39,826
Provision for loan and lease losses	2,489	0	0	0	2,489
Noninterest income	5,818	7,229	3,746	(252)	16,541
Noninterest expense	29,602	5,491	2,936	(252)	37,777
Income before income tax expense	13,502	1,740	859	0	16,101
Income tax expense	4,107	665	289	0	5,061
Net Income attributable to noncontrolling interests and Tompkins Financial Corporation	9,395	1,075	570	0	11,040
Less: Net income attributable to noncontrolling interests	33	0	0	0	33
Net Income attributable to Tompkins Financial Corporation	$9,362	$1,075	$570	$0	$11,007

Depreciation and amortization	$1,359	$53	$34	$0	$1,446
Assets	4,892,300	35,356	12,857	(8,630)	4,931,883
Goodwill	64,500	19,559	8,081	0	92,140
Other intangibles, net	11,450	5,313	637	0	17,400
Net loans and leases	3,029,725	0	0	0	3,029,725
Deposits	3,921,307	0	0	(8,397)	3,912,910
Total Equity	395,147	25,698	11,049	0	431,894

For the six months ended June 30, 2014
(in thousands)	Banking	Insurance	Wealth Management	Intercompany	Consolidated
Interest income	$91,119	$4	$65	$(4)	$91,184
Interest expense	10,643	2	0	(4)	10,641
Net interest income	80,476	2	65	0	80,543
Provision for loan and lease losses	810	0	0	0	810
Noninterest income	13,228	14,363	8,243	(680)	35,154
Noninterest expense	60,429	11,564	5,825	(680)	77,138
Income before income tax expense	32,465	2,801	2,483	0	37,749
Income tax expense	10,079	1,123	852	0	12,054
Net Income attributable to noncontrolling interests and Tompkins Financial Corporation	22,386	1,678	1,631	0	25,695
Less: Net income attributable to noncontrolling interests	65	0	0	0	65
Net Income attributable to Tompkins Financial Corporation	$22,321	$1,678	$1,631	$0	$25,630

Depreciation and amortization	$2,589	$109	$74	$0	$2,772

For the six months ended June 30, 2013
(in thousands)	Banking	Insurance	Wealth Management	Intercompany	Consolidated
Interest income	$90,312	$4	$104	$(3)	$90,417
Interest expense	12,388	0	0	(3)	12,385
Net interest income	77,924	4	104	0	78,032
Provision for loan and lease losses	3,527	0	0	0	3,527
Noninterest income	12,455	14,294	7,936	(754)	33,931
Noninterest expense	59,009	11,057	5,986	(754)	75,298
Income before income tax expense	27,843	3,241	2,054	0	33,138
Income tax expense	8,574	1,290	693	0	10,557
Net Income attributable to noncontrolling interests and Tompkins Financial Corporation	19,269	1,951	1,361	0	22,581
Less: Net income attributable to noncontrolling interests	65	0	0	0	65
Net Income attributable to Tompkins Financial Corporation	$19,204	$1,951	$1,361	$0	$22,516

Depreciation and amortization	$2,711	$109	$70	$0	$2,890

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

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of June 30, 2014 and December 31, 2013, segregated by the level of valuation inputs within the fair value hierarchy used to measure fair value.

Recurring Fair Value Measurements
June 30, 2014
(in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Trading securities
Obligations of U.S. Government sponsored entities	$7,875	$0	$7,875	$0
Mortgage-backed securities – residential
U.S. Government sponsored entities	2,134	0	2,134	0
Available-for-sale securities
Obligations of U.S. Government sponsored entities	559,083	0	559,083	0
Obligations of U.S. states and political subdivisions	66,545	0	66,545	0
Mortgage-backed securities – residential, issued by:
U.S. Government agencies	134,132	0	134,132	0
U.S. Government sponsored entities	615,649	0	615,649	0
Non-U.S. Government agencies or sponsored entities	294	0	294	0
U.S. corporate debt securities	2,125	0	2,125	0
Equity securities	1,426	0	0	1,426

Borrowings
Other borrowings	11,164	0	11,164	0

The change in the fair value of the $1.4 million of available-for-sale securities valued using significant unobservable inputs (level 3), between January 1, 2014 and June 30, 2014 was immaterial.

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

There were no transfers between Levels 1, 2 and 3 for the three months ended June 30, 2014.

The Company determines fair value for its trading securities using independently quoted market prices. The Company determines fair value for its available-for-sale securities using an independent bond pricing service for identical assets or very similar securities. The Company has reviewed the pricing sources, including methodologies used, and finds them to be fairly stated.

Fair values of borrowings are estimated using Level 2 inputs based upon observable market data. The Company determines fair value for its borrowings using a discounted cash flow technique based upon expected cash flows and current spreads on FHLB advances with the same structure and terms. The Company also receives pricing information from third parties, including the FHLB. The pricing obtained is considered representative of the transfer price if the liabilities were assumed by a third party. The Company’s potential credit risk did not have a material impact on the quoted settlement prices used in measuring the fair value of the FHLB borrowings at June 30, 2014.

Certain assets are measured at fair value on a nonrecurring basis. For the Company, these include loans held for sale, collateral dependent impaired loans, and other real estate owned (“OREO”). During the second quarter of 2014, certain collateral dependent impaired loans were remeasured and reported at fair value through a specific valuation allowance and/or partial charge-offs for loan and lease losses based upon the fair value of the underlying collateral. Collateral values are estimated using Level 2 inputs based upon observable market data. In addition to collateral dependent impaired loans, certain other real estate owned were remeasured and reported at fair value based upon the fair value of the underlying collateral. The fair values of other real estate owned are estimated using Level 2 inputs based on observable market data or Level 3 inputs based on customized discounting criteria. In general, the fair values of other real estate owned are based upon appraisals, with discounts made to reflect estimated costs to sell the real estate. Upon initial recognition, fair value write-downs on other real estate owned are taken through a charge-off to the allowance for loan and lease losses. Subsequent fair value write-downs on other real estate owned are reported in other noninterest expense.

Three months ended June 30, 2014
		Fair value measurements at reporting date using:			Gain (losses) from fair value changes
	As of	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs	Three months ended
Assets:	06/30/2014	(Level 1)	(Level 2)	(Level 3)	06/30/2014
Impaired Loans	$3,261	$0	$3,261	$0	$(270)
Other real estate owned	2,688	0	2,688	0	(160)

Three months ended June 30, 2013
		Fair value measurements at reporting date using:			Gain (losses) from fair value changes
	As of	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs	Three months ended
Assets:	06/30/2013	(Level 1)	(Level 2)	(Level 3)	06/30/2013
Impaired Loans	$1,034	$0	$1,034	$0	$0
Other real estate owned	1,331	0	1,331	0	(61)

Six months ended June 30, 2014
		Fair value measurements at reporting date using:			Gain (losses) from fair value changes
	As of	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs	Six months ended
Assets:	06/30/2014	(Level 1)	(Level 2)	(Level 3)	06/30/2014
Impaired Loans	$4,086	$0	$4,086	$0	$(185)
Other real estate owned	6,175	0	6,175	0	(42)

Six months ended June 30, 2013
		Fair value measurements at reporting date using:			Gain (losses) from fair value changes
	As of	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs	Six months ended
Assets:	06/30/2013	(Level 1)	(Level 2)	(Level 3)	06/30/2013
Impaired Loans	$4,994	$0	$4,994	$0	$0
Other real estate owned	2,452	0	2,452	0	(190)

The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments at June 30, 2014 and December 31, 2013. The carrying amounts shown in the table are included in the Consolidated Statements of Condition under the indicated captions.

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

Estimated Fair Value of Financial Instruments
June 30, 2014
(in thousands)	Carrying Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets:

Cash and cash equivalents	$83,419	$83,419	$83,419	$0	$0
Securities - held to maturity	30,963	31,629	0	31,629	0
FHLB stock	21,028	21,028	0	21,028	0
Accrued interest receivable	16,211	16,211	0	16,211	0
Loans/leases, net1	3,201,451	3,234,715	0	4,086	3,230,629

Financial Liabilities:

Time deposits	$901,650	$905,769	$0	$905,769	$0
Other deposits	3,142,739	3,142,739	0	3,142,739	0
Fed funds purchased and securities sold under agreements to repurchase	144,796	149,499	0	149,499	0
Other borrowings	275,994	280,932	0	280,932	0
Accrued interest payable	1,878	1,878	0	1,878	0
Trust preferred debentures	37,254	43,135	0	43,135	0

Estimated Fair Value of Financial Instruments
December 31, 2013
(in thousands)	Carrying Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets:

Cash and cash equivalents	$82,884	$82,884	$82,884	$0	$0
Securities - held to maturity	18,980	19,625	0	19,625	0
FHLB and FRB stock	25,041	25,041	0	25,041	0
Accrued interest receivable	16,586	16,586	0	16,586	0
Loans/leases, net1	3,166,314	3,201,837	0	6,846	3,194,991

Financial Liabilities:

Time deposits	$865,702	$870,857	$0	$870,857	$0
Other deposits	3,081,514	3,081,514	0	3,081,514	0
Fed funds purchased and securities sold under agreements to repurchase	167,724	173,425	0	173,425	0
Other borrowings	320,239	326,193	0	326,193	0
Accrued interest payable	2,121	2,121	0	2,121	0
Trust preferred debentures	37,169	41,673	0	41,673	0

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

BUSINESS

Corporate Overview and Strategic Initiatives

Tompkins Financial Corporation (“Tompkins” or the “Company”) is headquartered in Ithaca, New York and is registered as a Financial Holding Company with the Federal Reserve Board under the Bank Holding Company Act of 1956, as amended. The Company is a locally oriented, community-based financial services organization that offers a full array of products and services, including commercial and consumer banking, leasing, trust and investment management, financial planning and wealth management, insurance, and brokerage services. At June 30, 2014, the Company’s subsidiaries included: four wholly-owned banking subsidiaries, Tompkins Trust Company (the “Trust Company”), The Bank of Castile (DBA Tompkins Bank of Castile), Mahopac Bank (formerly known as Mahopac National Bank, DBA Tompkins Mahopac Bank), VIST Bank (DBA Tompkins VIST Bank); and a wholly-owned insurance agency subsidiary, Tompkins Insurance Agencies, Inc. (“Tompkins Insurance”). TFA Wealth Management and the trust division of the Trust Company provide a full array of investment services under the Tompkins Financial Advisors brand, including investment management, trust and estate, financial and tax planning as well as life, disability and long-term care insurance services. The Company’s principal offices are located at The Commons, Ithaca, New York, 14851, and its telephone number is (888) 503-5753. The Company’s common stock is traded on the NYSE MKT LLC under the Symbol “TMP.”

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

Acquisitions

On January 31, 2014, Tompkins Insurance acquired certain assets of Breakthrough Benefits, LLC, an employee benefits company located in Downingtown, Pennsylvania, in a cash transaction. The principal partner continued as an employee of Tompkins Insurance after the acquisition. The aggregate purchase price for the assets was $350,000. In addition to $210,000 paid at closing, consideration includes two annual post-closing payments of $70,000 payable on subsequent anniversary dates. Payment is contingent upon certain criteria being met, which Tompkins considers to be likely. The purchase price was allocated as follows: goodwill of $103,000, customer related intangibles of $102,000 and a covenant-not-to-compete of $142,000. The value of the customer related intangible is being amortized over 15 years, while the covenant-not-to-compete will be amortized over 5 years commencing with the departure of the principal. The goodwill is not being amortized but will be evaluated annually for impairment.

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

Regulation

Banking, insurance services and wealth management are highly regulated. As a financial holding company with four community banks, a registered investment advisor, and an insurance agency subsidiary, the Company and its subsidiaries are subject to examination and regulation by the Federal Reserve Board (“FRB”), Securities and Exchange Commission (“SEC”), the Federal Deposit Insurance Corporation (“FDIC”), the New York State Department of Financial Services, Pennsylvania Department of Banking and Securities, Financial Industry Regulatory Authority, and the Pennsylvania Insurance Department.

Other Factors Affecting Performance

Other external factors affecting the Company’s operating results are market rates of interest, the condition of financial markets, inflation, economic growth, unemployment, regulatory actions and policies. Historically low interest rates and weak economic conditions have put pressure on the Company’s net interest margin in recent years. The Company has offset some of this pressure with strategic deposit pricing and growth in average earning assets. Weak economic conditions beginning in 2008 contributed to increases in the Company’s past due loans and leases, nonperforming assets, and net loan and lease losses, as well as decreases in certain fee-based products and services. Gradual improvement in the economy as evidenced by a rebound in housing market, lower unemployment and higher equities markets, have contributed to improvement in the Company’s credit quality metrics in recent quarters, including decreases in the level of internally classified assets and nonperforming assets. With the strength of the economic recovery uncertain, there is no assurance that these conditions may not adversely affect the credit quality of the Company’s loans and leases, results of operations, and financial condition going forward. Refer to the section captioned “Financial Condition- Allowance for Loan and Lease Losses” below for further details on asset quality.

OTHER IMPORTANT INFORMATION

The following discussion is intended to provide an understanding of the consolidated financial condition and results of operations of the Company for the three and six months ended June 30, 2014. It should be read in conjunction with the Company’s Audited Consolidated Financial Statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, and the Unaudited Consolidated Financial Statements and notes thereto included in Part I of this Quarterly Report on Form 10-Q.

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

In this Report there are comparisons of the Company’s performance to that of a peer group. Unless otherwise stated, this peer group is comprised of the group of 117 domestic bank holding companies with $3 billion to $10 billion in total assets as defined in the Federal Reserve’s “Bank Holding Company Performance Report” for March 31, 2014 (the most recent report available).

OVERVIEW

Net income for the second quarter was $13.1 million or $0.87 diluted earnings per share, compared to $11.0 million or $0.75 diluted earnings per share for the same period in 2013. Net income for the first six months of 2014 was $25.6 million or $1.72 diluted earnings per share, compared to $22.5 million or $1.55 diluted earnings per share in the first six months of 2013.

Return on average assets (“ROA”) for the quarter ended June 30, 2014 was 1.04%, compared to 0.89% for the quarter ended June 30, 2013. Return on average shareholders’ equity (“ROE”) for the second quarter of 2014 was 10.91%, compared to 9.87%, for the same period in 2013. Tompkins’ first quarter ROA and ROE compare to the most recent peer average ratios of 0.91% and 9.13%, respectively, published, published as of March 31, 2014 by the Federal Reserve, ranking Tompkins’ ROA in the 62rd percentile and ROE in the 56rd percentile of the peer group.

The Company’s operating net income (Non-GAAP) for the six month period ending June 30, 2014 was $25.6 million, or $1.72 diluted per share, compared to $22.5 million, or $1.56 diluted per share for the same period in 2013. Operating (Non-GAAP) income excludes after-tax merger and acquisition integration expense of $0 and $140,000 for the six months ended June 30, 2014 and 2013, respectively.

The following table summarizes our results of operations for the periods indicated on a GAAP basis and on an operating (Non-GAAP) basis for the periods indicated. Our operating results exclude merger and acquisition integration expenses. The Company believes this non-GAAP measure provides a meaningful comparison of our underlying operational performance and facilitates managements’ and investors’ assessments of business and performance trends in comparison to others in the financial services industry. In addition, the Company believes the exclusion of the nonoperating items from our performance enables management and investors to perform a more effective evaluation and comparison of our results and to assess performance in relation to our ongoing operations (in thousands). These non-GAAP financial measures should not be considered in isolation or as a measure of the Company’s profitability or liquidity; they are in addition to, and are not a substitute for, financial measures under GAAP. Net operating income as presented herein may be different from non-GAAP financial measures used by other companies, and may not be comparable to similarly titled measures reported by other companies. Further, the Company may utilize other measures to illustrate performance in the future. Non-GAAP financial measures have limitations since they do not reflect all of the amounts associated with the Company’s results of operations as determined in accordance with GAAP.

	Three months ended		Six months ended
(in thousands)	06/30/2014	06/30/2013	06/30/2014	06/30/2013

Net income attributable to Tompkins Financial Corporation	$13,061	$11,007	$25,630	$22,516

Adjustments for non-operating income and expense, net of tax:
Merger and acquisition integration related expenses	0	22	0	140
Total adjustments, net of tax	0	22	0	140

Net operating income (Non-GAAP)	13,061	11,029	25,630	22,656
Amortization of intangibles, net of tax	315	328	631	662
Adjusted net operating income (Non-GAAP)	13,376	11,357	26,261	23,318

Average total assets	5,030,395	4,965,895	5,006,349	4,932,993
Less - Average goodwill and intangibles	108,019	110,037	108,227	110,361
Average tangible assets	4,922,376	4,855,858	4,898,122	4,822,632

Adjusted operating return on average shareholders’ tangible assets (annualized) (Non-GAAP)	1.09%	0.94%	1.08%	0.97%

Average total shareholders’ equity	480,063	447,088	474,321	445,192
Less - Average goodwill and intangibles	108,019	110,037	108,227	110,361
Average shareholders’ tangible equity (Non-GAAP)	372,044	337,051	366,094	334,831

Adjusted operating return on average shareholders’ tangible equity (annualized) (Non-GAAP)	14.42%	13.48%	14.48%	13.93%

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

Banking Segment

The banking segment reported net income of $11.5 million for the second quarter of 2014, up $2.1 million or 22.3% from net income of $9.4 million for the same period in 2013. For the six months ended June 30, 2014, the banking segment reported net income of $22.3 million, up $3.1 million or 16.2% from the same period in 2013.

Net interest income of $40.5 million for the second quarter and $80.5 million for the six month period ended June 30, 2014 was up 1.8% and 3.2%, respectively over the same periods in 2013. Growth in average earning assets and lower funding costs more than offset the lower asset yields and contributed to favorable year-over-year comparisons. Net interest margin for the six months ended June 30, 2014 was 3.58% compared to 3.59% for the same period prior year.

The provision for loan and lease losses totaled $67,000 for the three months ended June 30, 2014 and $2.5 million for the same period in 2013. For the six month period ending June 30, 2014, provision expense decreased $2.7 million or 77.0% compared to the same period prior year. The decrease in provision expense was largely attributable improvements in credit quality, partially offset by growth in total loans over prior year.

Noninterest income for the three months ended June 30, 2014 of $6.9 million was up $1.1 million or 18.9% compared to the same period in 2013. For the six months ended June 30, 2014, noninterest income of $13.2 million was up $773,000 or 6.2% compared to the same period in 2013. The main drivers behind the year-to-date increase in noninterest income included; card services income (up $604,000), service charges on deposit accounts (up $572,000), and net mark to market loss on trading securities (down $292,000). Partially offsetting these items were realized gains on securities transactions (down $313,000), and net mark to market gain on liabilities held at fair value (down $296,000).

Noninterest expenses for the second quarter ended June 30, 2014 of $30.6 million were up $982,000 or 3.3% from the same period in 2013. For the six months ended June 30, 2014, noninterest expenses were up $1.4 million or 2.4% compared to the same period prior year. This increase was primarily related to an increase in the number of employees, normal annual merit and market increases and higher incentive accruals.

Insurance Segment

The insurance segment reported net income of $782,000 for the three months ended June 30, 2014, down $293,000 or 27.3% from the second quarter of 2013. For the first six months ended June 30, 2014, net income was down $273,000 or 14.0% from the same period in 2013. Noninterest income was down $113,000 or 1.6% for the second quarter and flat for the first six months ended June 30, 2014, compared to the same periods in 2013. Noninterest expenses for the three months ended June 30, 2014, were up $345,000 or 6.3% compared to the second quarter of 2013. Noninterest expenses for the first six months ending June 30, 2014 were $507,000 or 4.6% above the same period in 2013. Salaries and benefits costs were the largest contributors to the increase in noninterest expense compared to the same period last year. The increase reflects normal annual merit adjustments and higher incentive accruals.

Wealth Management Segment

The wealth management segment reported net income of $793,000 for the three months ended June 30, 2014, up $223,000 or 39.1% compared to the second quarter of 2013. Net income for the six months ended June 30, 2014 of $1.7 million was $270,000 or 19.8% above the same period prior year. Noninterest income for the second quarter and six months ended June 30, 2014 was $4.0 million and $8.2 million, respectively, which is up $268,000 or 7.2% and up $307,000 or 3.9%, respectively, compared to the same periods of 2013. Noninterest expenses of $2.8 million for the three months ended June 30, 2014, were down $103,000 or 3.5% compared to the same period of 2013, and down $161,000 or 2.7% for the six month period ended June 30, 2014 compared to the same periods in 2013. The decline compared to the same periods last year was mainly due to lower incentive based compensation.

Average Consolidated Statements of Condition and Net Interest Analysis (Unaudited)

	Quarter Ended			Year to Date Period Ended			Year to Date Period Ended
	June 30, 2014			June 30, 2014			June 30, 2013
	Average			Average			Average
(Dollar amounts	Balance		Average	Balance		Average	Balance		Average
in thousands)	(QTD)	Interest	Yield/Rate	(YTD)	Interest	Yield/Rate	(YTD)	Interest	Yield/Rate
ASSETS
Interest-earning assets
Interest-bearing balances due from banks Securities (1)	$746	$0	0.23%	$885	$1	0.23%	$2,760	$8	0.58%
U.S. Government securities	1,317,080	7,504	2.29%	1,301,015	14,877	2.31%	1,342,524	14,060	2.11%
Trading securities	10,338	107	4.15%	10,584	219	4.17%	15,732	325	4.17%
State and municipal (2)	91,870	1,017	4.44%	89,964	2,127	4.77%	99,179	2,558	5.20%
Other securities (2)	4,269	32	3.01%	4,729	76	3.24%	8,295	150	3.65%
Total securities	1,423,557	8,660	2.44%	1,406,292	17,299	2.48%	1,465,730	17,093	2.35%
FHLBNY and FRB stock	21,196	194	3.67%	20,670	404	3.94%	20,942	345	3.32%

Total loans and leases, net of unearned income (2)(3)	3,221,223	37,762	4.70%	3,206,950	75,161	4.73%	3,001,458	74,906	5.03%
Total interest-earning assets	4,666,722	46,616	4.01%	4,634,797	92,865	4.04%	4,490,890	92,352	4.15%

Other assets	363,673			371,552			442,103

Total assets	5,030,395			5,006,349			4,932,993

LIABILITIES & EQUITY
Deposits
Interest-bearing deposits
Interest bearing checking, savings, & money market	2,257,254	1,114	0.20%	2,272,478	2,211	0.20%	2,255,128	2,682	0.24%
Time deposits	901,602	1,663	0.74%	895,073	3,308	0.75%	970,239	3,959	0.82%
Total interest-bearing deposits	3,158,856	2,777	0.35%	3,167,551	5,519	0.35%	3,225,367	6,641	0.42%

Federal funds purchased & securities sold under agreements to repurchase	145,623	763	2.10%	153,939	1,580	2.07%	187,289	1,976	2.13%
Other borrowings	278,424	1,192	1.72%	263,633	2,401	1.84%	181,292	2,391	2.66%
Trust preferred debentures	37,227	571	6.15%	37,205	1,141	6.18%	43,683	1,377	6.36%
Total interest-bearing liabilities	3,620,130	5,303	0.59%	3,622,328	10,641	0.59%	3,637,631	12,385	0.69%

Noninterest bearing deposits	877,219			856,161			778,201
Accrued expenses and other liabilities	52,983			53,539			71,969
Total liabilities	4,550,332			4,532,028			4,487,801

Tompkins Financial Corporation Shareholders’ equity	478,561			472,836			443,708
Noncontrolling interest	1,502			1,485			1,484
Total equity	480,063			474,321			445,192

Total liabilities and equity	$5,030,395			$5,006,349			$4,932,993
Interest rate spread			3.42%			3.45%			3.46%
Net interest income/margin on earning assets		41,313	3.55%		82,224	3.58%		79,967	3.59%

Tax Equivalent Adjustment		(797)			(1,681)			(1,935)

Net interest income per consolidated financial statements		$40,516			$80,543			$78,032

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

Net Interest Income

Net interest income is the Company’s largest source of revenue, representing 69.6% of total revenues for the three and six month periods ended June 30, 2014, compared to 70.7% and 69.7% for the same periods in 2013. Net interest income is dependent on the volume and composition of interest earning assets and interest-bearing liabilities and the level of market interest rates. The above table shows average interest-earning assets and interest-bearing liabilities, and the corresponding yield or cost associated with each.

Taxable-equivalent net interest income for the three and six months ended June 30, 2014 was up 1.2% and 2.8%, respectively, over the same periods in 2013. Taxable-equivalent net interest income in 2014 benefitted from growth in average earning assets, an increase in average loan balances as a percentage of average earning assets, and growth in noninterest bearing deposits. These factors have help to lessen the impact of lower asset yields and maintain a relatively stable net interest margin compared to prior year. The taxable equivalent net interest margin was 3.55% for the three month period and 3.58% for the six month period ended June 30, 2014 compared to 3.58% and 3.59%, respectively, for the same periods in 2013.

Taxable-equivalent interest income for the three and six month periods ended June 30, 2014 was $46.6 million and $92.9 million, respectively, which is in line with the same periods in 2013. Growth in average earning assets and a higher concentration of loans helped to offset lower asset yields. Average loan balances for the three months ended June 30, 2014 were up $182.5 million or 6.0% while the average yield was down 32 basis points to 4.70% for the same period. Average loan balances for the six months ended June 30, 2014 were up $205.5 million or 6.9%, while the average yield was down 30 basis points. Average loan balances represented about 69.0% and 69.2% of average earning assets for the three and six months ended June 30, 2014, up from 66.5% and 66.8%, respectively, for the same periods in 2013. Average securities balances for the three and six months ended June 30, 2014 decreased by $84.5 million and $59.4 million, respectively, while the average yield for the three month period was in line with prior year and the average yield for year-to-date was up 13 basis points or 5.5%.

Interest expense for the three and six months ended June 30, 2014 decreased by $831,000 or 13.6% and $1.7 million or 14.1%, respectively, compared to the same periods in 2013, reflecting lower average rates paid on deposits and borrowings. The average rate paid on interest bearing deposits during the three and six months ended June 30, 2014 was 0.35%, down 6 and 7 basis points, respectively, from the same periods in 2013. Average interest bearing deposits for the second quarter of 2014 were down $42.4 million or 1.3% compared to the same period in 2013, while year-to-date average interest bearing deposits were down $57.8 million or 1.8% compared to the same period in 2013. Average noninterest bearing deposits for the three and six month periods ended June 30, 2014 were up $92.6 million or 11.8% and $78.0 million or 10.0%, respectively, compared to the same period in 2013. Year-to-date average other borrowings increased by $82.3 million or 45.4% compared to the same period in 2013, and was mainly in overnight borrowings with the FHLB, which contributed to the decrease in average funding cost in this category in 2014.

Provision for Loan and Lease Losses

The provision for loan and lease losses represents management’s estimate of the amount necessary to maintain the allowance for loan and lease losses at an adequate level. The provision for loan and lease losses was $67,000 for the second quarter of 2014 and $810,000 for the six months ended June 30, 2014, compared to $2.5 million and $3.5 million for the respective periods in 2013. The decrease in provision expense was mainly a result of improved asset quality metrics and recoveries received on previously charged off credits. The section captioned “Financial Condition – Allowance for Loan and Lease Losses and Nonperforming Assets” below has further details on the allowance for loan and lease losses and asset quality metrics.

Noninterest Income

Noninterest income was $17.7 million for the second quarter of 2014 and $35.2 million for the first six months of 2014. This represents an increase of 7.1% for the quarter and 3.6% for the year-to-date period compared to the same periods in 2013. Noninterest income represented 30.4% of total revenue for both the three months and six months ended June 30, 2014 compared to 29.4% and 30.3%, respectively, for the same period in 2013.

Insurance commissions and fees were $7.0 million for the second quarter of 2014, which was down 1.7% compared to same period in 2013. Insurance commissions were down primarily due to the loss of two large accounts from the Pennsylvania market in the second half of 2013.

Investment services income was $3.9 million in second quarter of 2014, an increase of 5.5% from $3.7 million in the second quarter of 2013. Investment services income of $7.9 million for the first six months of 2014 was up 5.7% from the comparable period in 2013. The increase was mainly attributed to increases in assets under management, reflecting new business and higher equities markets. Investment services income includes trust services, financial planning, wealth management services, and brokerage related services. With fees largely based on the market value and the mix of assets managed, the general direction of the stock market can have a considerable impact on fee income. The fair value of assets managed by, or in custody of, Tompkins was $3.6 billion at June 30, 2014, up 8.4% from $3.3 billion at June 30, 2013. These figures include $989.7 million and $982.4 million, respectively, of Company-owned securities where Tompkins Financial Advisors is custodian.

Service charges on deposit accounts were up $364,000 or 18.0% for the second quarter of 2014 compared to the second quarter of 2013 and up $572,000 or 14.6% for the six months ended June 30, 2014 compared to the same period in 2013. The increase was mainly due to growth in noninterest bearing accounts, and account analysis fees that reflect fee increases on certain types of deposit accounts. Overdraft fees, the largest component of service charges on deposits accounts, were up 4.1% and 1.8% for the three and six months ended June 30, 2014 compared to the same periods in 2013.

Card services income for the three months and six months ended June 30, 2014 was up $230,000 or 13.6% and $604,000 or 17.6% over the same periods in 2013. Debit card income, the largest component of card services income, benefitted in the first quarter of 2014 from the termination of the Company’s debit card reward program at year-end 2013, as final redemption rates came in below management’s estimates. Favorable trends in the number of debit cards issued and transaction volume have been partially offset by lower interchange fees.

The Company recognized gains on the sales/calls of available-for-sale securities of $35,000 and $129,000 for the three and six months ended June 30, 2014, which was down from gains of $75,000 and $442,000, respectively, for the same periods in 2013. Sales of available-for-sale securities are generally the result of general portfolio maintenance and interest rate risk management.

Other income of $2.4 million in the second quarter of 2014 was up 32.6% over the second quarter of 2013. For the first six months of 2014, other income was $4.2 million, up 1.5% over the same period in 2013. The significant components of other income are other service charges, increases in cash surrender value of corporate owned life insurance (“COLI”), gains on the sales of residential mortgage loans, FDIC Indemnification accretion and income from miscellaneous equity investments. The increase in other income in the second quarter of 2014 compared to the same period in 2013 was mainly due to increased loan related fee income and gains on the sale of residential mortgage loans.

Noninterest Expense

Noninterest expense was $38.9 million for the second quarter of 2014, up 3.1% compared to the second quarter of 2013 and $77.1 million for the six months ended June 30, 2014, up 2.4% compared to the first six months of 2013. The increase in noninterest expense compared to the same period prior year is mainly a result of higher salary and wages expense.

Salaries and wages expense for the three and six months ended June 30, 2014 were up by $1.4 million or 8.4% and $2.4 million or 7.7%, respectively, over the same periods in 2013. The increase reflects additional employees, annual merit increases and higher accruals for incentive compensation. Pension and other employee related benefits were down 6.7% for the second quarter of 2014 and down 3.4% for the six months ended June 30, 2014 compared to the same periods in 2013. Decreases in pension and other post-retirement benefit expenses were partially offset by higher health care expenses.

Overall, all other expense categories remained relatively flat compared to the same period prior year.

Income Tax Expense

The provision for income taxes was $6.1 million for an effective rate of 32.0% for the second quarter of 2014, compared to tax expense of $5.1 million and an effective rate of 31.4% for the same quarter in 2013. For the first six months of 2014, the tax provision was $12.1 million for an effective rate of 31.9% compared to a tax provision of $10.6 million and an effective rate of 31.9% for the same period in 2013. The effective rates differ from the U.S. statutory rate of 35.0% during the comparable periods primarily due to the effect of tax-exempt income from loans, securities and life insurance assets.

FINANCIAL CONDITION

Total assets were $5.1 billion at June 30, 2014, up $54.8 million or 1.1% over December 31, 2013. The growth over year-end was primarily attributable to growth in originated loans, which were up $83.0 million or 3.3%, growth in available-for-sale securities, which were up $24.4 million or 1.8%, and growth in held-to-maturity securities which were up $12.0 million or 63.1%. This growth was partially offset by a decrease in acquired loans, which were down $48.4 million or 7.3%. Total deposits increased $97.2 million or 2.5% compared to December 31, 2013, mainly a result of an inflow of municipal deposits. Other borrowings decreased $44.4 million or 13.4% from December 31, 2013, as a result of the paydown of short-term advances with the FHLB.

Securities

As of June 30, 2014, total securities were $1.4 billion or 28.1% of total assets, compared to $1.4 billion or 27.7% of total assets at year-end 2013, and $1.5 billion or 29.8% at June 30, 2013. The following table details the composition of available-for-sale and held-to-maturity securities.

Available-for-Sale Securities
	06/30/2014		12/31/2013
(in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Obligations of U.S. Government sponsored entities	$553,105	$559,083	$558,130	$556,345
Obligations of U.S. states and political subdivisions	65,862	66,545	68,216	67,962
Mortgage-backed securities
U.S. Government agencies	132,754	134,132	147,766	146,678
U.S. Government sponsored entities	617,258	615,649	587,843	577,472
Non-U.S. Government agencies or sponsored entities	289	294	306	311
U.S. corporate debt securities	2,500	2,125	5,000	4,633
Total debt securities	1,371,768	1,377,828	1,367,261	1,353,401
Equity securities	1,475	1,426	1,475	1,410
Total available-for-sale securities	$1,373,243	$1,379,254	$1,368,736	$1,354,811

Held-to-Maturity Securities
	06/30/2014		12/31/2013
(in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Obligations of U.S. Government sponsored entities	$14,793	$14,825	$0	$0
Obligations of U.S. states and political subdivisions	$16,170	$16,804	$18,980	$19,625
Total held-to-maturity debt securities	$30,963	$31,629	$18,980	$19,625

The increase in the fair value of the available-for-sale portfolio was due to the changes in interest rates during the first six months of 2014. The decrease in interest rates during 2014 resulted in an increase in the unrealized gains in the available-for-sale portfolio. Management’s policy is to purchase investment grade securities that on average have relatively short duration, which helps mitigate interest rate risk and provides sources of liquidity without significant risk to capital. The increase in the held-to-maturity portfolio was due to purchases of Obligations of U.S. Government sponsored entities during the three month period ended June 30, 2014.

The Company has no investments in preferred stock of U.S. government sponsored entities and no investments in pools of Trust Preferred securities. Quarterly, the Company evaluates all investment securities with a fair value less than amortized cost to identify any other-than-temporary impairment as defined under generally accepted accounting principles.

As a result of the other-than-temporarily impairment review process, the Company does not consider any investment security held at June 30, 2014 to be other-than-temporarily impaired. Future changes in interest rates or the credit quality and credit support of the underlying issuers may reduce the market value of these and other securities. If such decline is determined to be other than temporary, the Company will record the necessary charge to earnings and/or accumulated other comprehensive income to reduce the securities to their then current fair value.

The Company maintains a trading portfolio with a fair value of $10.0 million as of June 30, 2014, compared to $11.0 million at December 31, 2013. The decrease in the trading portfolio reflects maturities or payments during the three and six months ended June 30, 2014. For the three and six months ended June 30, 2014, net mark-to-market losses related to the securities trading portfolio were $34,000 and $93,000, respectively, compared to net mark-to-market losses for the three and six months ended June 30, 2013 of $270,000 and $385,000, respectively.

Loans and Leases

Loans and leases at June 30, 2014 and December 31, 2013 were as follows:

	06/30/2014			12/31/2013
(in thousands)	Originated	Acquired	Total Loans and Leases	Originated	Acquired	Total Loans and Leases
Commercial and industrial
Agriculture	$46,677	$0	$46,677	$74,788	$0	$74,788
Commercial and industrial other	608,596	120,316	728,912	562,439	128,503	690,942
Subtotal commercial and industrial	655,273	120,316	775,589	637,227	128,503	765,730
Commercial real estate
Construction	46,082	44,557	90,639	46,441	39,353	85,794
Agriculture	63,419	3,173	66,592	52,627	3,135	55,762
Commercial real estate other	940,626	331,642	1,272,268	903,320	366,438	1,269,758
Subtotal commercial real estate	1,050,127	379,372	1,429,499	1,002,388	408,926	1,411,314
Residential real estate
Home equity	178,433	61,564	239,997	171,809	67,183	238,992
Mortgages	668,643	34,145	702,788	658,966	35,336	694,302
Subtotal residential real estate	847,076	95,709	942,785	830,775	102,519	933,294
Consumer and other
Indirect	19,385	0	19,385	21,202	5	21,207
Consumer and other	33,502	1,117	34,619	32,312	1,219	33,531
Subtotal consumer and other	52,887	1,117	54,004	53,514	1,224	54,738
Leases	6,574	0	6,574	5,563	0	5,563
Covered loans	0	22,165	22,165	0	25,868	25,868
Total loans and leases	2,611,937	618,679	3,230,616	2,529,467	667,040	3,196,507
Less: unearned income and deferred costs and fees	(1,648)	0	(1,648)	(2,223)	0	(2,223)
Total loans and leases, net of unearned income and deferred costs and fees	$2,610,289	$618,679	$3,228,968	$2,527,244	$667,040	$3,194,284

Residential real estate loans, including home equity loans at June 30, 2014 were $942.8 million, and comprised 29.2% of total loans and leases. Balances were comparable to year-end 2013. Growth in residential loan balances is impacted by the Company’s decision to retain these loans or sell them in the secondary market due to interest rate considerations. The Company’s Asset/Liability Committee meets regularly and establishes standards for selling and retaining residential real estate mortgage originations.

Prior to August 2012, any residential real estate loans that were sold were generally sold to Federal Home Loan Mortgage Corporation (“FHLMC”) or State of New York Mortgage Agency (“SONYMA”). With the acquisition of VIST on August 1, 2012, the Company also sells loans to other third parties, including money center banks. Residential real estate loans are generally sold without recourse in accordance with standard secondary market loan sale agreements and are also subject to customary representations and warranties made by the Company, including representations and warranties related to gross incompetence and fraud. The Company has not had to repurchase any loans as a result of these general representations and warranties. While in the past in rare circumstances the Company agreed to sell residential real estate loans with recourse, the Company has not done so in the past several years and the amount of such loans included on the Company’s balance sheet at June 30, 2014 is insignificant. The Company has never had to repurchase a loan sold with recourse.

During the first six months of 2014 and 2013, the Company sold residential mortgage loans totaling $8.2 million and $1.8 million, respectively, and realized gains on these sales of $221,000 and $97,000, respectively. These residential real estate loans were sold without recourse in accordance with standard secondary market loan sale agreements. When residential mortgage loans are sold, the Company typically retains all servicing rights, which provides the Company with a source of fee income. Mortgage servicing rights, at amortized basis, totaled $1.0 million at June 30, 2014 and December 31, 2013.

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

Commercial real estate loans were $1.4 billion, and represented 44.3% of total loans as of June 30, 2014. Commercial and industrial loans at June 30, 2014 were $775.6 million, and represented 24.0% of total loans. As of June 30, 2014, agriculturally-related loans totaled $113.3 million or 3.5% of total loans and leases, down from $130.6 million or 4.1% of total loans and leases at December 31, 2013. There is generally an increase in agriculturally-related loans at year end related to tax planning and these loans are typically paid down over the first part of the year. Agriculturally-related loans include loans to dairy farms and cash and vegetable crop farms. Agriculturally-related loans are primarily made based on identified cash flows of the borrower with consideration given to underlying collateral, personal guarantees, and government related guarantees. Agriculturally-related loans are generally secured by the assets or property being financed or other business assets such as accounts receivable, livestock, equipment or commodities/crops.

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

The carrying value of acquired loans acquired and accounted for in accordance with ASC Subtopic 310-30, “Receivables Loans and Debt Securities Acquired with Deteriorated Credit Quality,” was $40.0 million at June 30, 2014, as compared to $46.8 million at December 31, 2013. Under ASC Subtopic 310-30, loans may be aggregated and accounted for as pools of loans if the loans being aggregated have common risk characteristics. The Company elected to account for the loans with evidence of credit deterioration individually rather than aggregate them into pools. The difference between the undiscounted cash flows expected at acquisition and the investment in the acquired loans, or the “accretable yield,” is recognized as interest income utilizing the level-yield method over the life of each loan. Contractually required payments for interest and principal that exceed the undiscounted cash flows expected at acquisition, or the “non-accretable difference,” are not recognized as a yield adjustment, as a loss accrual or as a valuation allowance.

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

The carrying value of loans not exhibiting evidence of credit impairment at the time of the acquisition (i.e. loans outside of the scope of ASC 310-30) was $578.6 million at June 30, 2014. At acquisition, these loans were recorded at fair value, including a credit discount. Credit losses on acquired performing loans are estimated based on analysis of the performing portfolio. The purchased performing portfolio also included a general interest rate mark (premium). Both the credit discount and interest rate mark are accreted/amortized as a yield adjustment over the estimated lives of the loans. Interest is accrued daily on the outstanding principal balance of purchased performing loans.

At June 30, 2014, acquired loans included $22.2 million of covered loans. VIST Financial Corp had acquired these loans in an FDIC assisted transaction in the fourth quarter of 2010. In accordance with loss sharing agreements with the FDIC, certain losses and expenses relating to covered loans may be reimbursed by the FDIC at 70% or, if certain levels of reimbursement are reached, 80%. See Note 7 – “FDIC Indemnification Asset Related to Covered Loans” in the Notes to Unaudited Condensed Consolidated Financial Statements included in Part I of this Quarterly Report on Form 10-Q.

The Company has adopted comprehensive lending policies, underwriting standards and loan review procedures. Management reviews these policies and procedures on a regular basis. The Company discussed its lending policies and underwriting guidelines for its various lending portfolios in Note 4 – “Loans and Leases” in the Notes to Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. There have been no significant changes in these policies and guidelines. As such, these policies are reflective of new originations as well as those balances held at June 30, 2014. The Company’s Board of Directors approves the lending policies at least annually. The Company recognizes that exceptions to policy guidelines may occasionally occur and has established procedures for approving exceptions to these policy guidelines. Management has also implemented reporting systems to monitor loan originations, loan quality, concentrations of credit, loan delinquencies and nonperforming loans and potential problem loans.

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

Since the methodology is based upon historical experience and trends as well as management’s judgment, factors may arise that result in different estimations. Significant factors that could give rise to changes in these estimates may include, but are not limited to, changes in economic conditions in the local area, concentration of risk, changes in interest rates, and declines in local property values. Based on its evaluation of the allowance as of June 30, 2014, management considers the allowance to be appropriate. Under adversely different conditions or assumptions, the Company would need to increase or decrease the allowance.

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

(in thousands)	06/30/2014	12/31/2013	06/30/2013

Allowance for originated loans and leases
Commercial and industrial	$8,562	$8,406	$6,955
Commercial real estate	10,389	10,459	10,409
Residential real estate	5,445	5,771	5,273
Consumer and other	2,356	2,059	2,195
Leases	0	5	21
Total	$26,752	$26,700	$24,853

(in thousands)	06/30/2014	12/31/2013	06/30/2013

Allowance for acquired loans
Commercial and industrial	$159	$168	$64
Commercial real estate	460	770	381
Residential real estate	49	274	126
Consumer and other	97	58	34
Total	$765	$1,270	$605

As of June 30, 2014, the total allowance for loan and lease losses was $27.5 million, which was down 1.6% compared to year-end 2013. The favorable impact on the allowance of improved asset quality was partially offset by growth in the originated loan portfolio. Loans internally-classified Special Mention, Substandard and Doubtful were down from prior year as were the level of nonperforming loans and leases. The allowance for loan and lease losses covered 103.1% of nonperforming loans and leases as of June 30, 2014, compared to 71.65% at December 31, 2013, and 65.0% at June 30, 2013.

The Company’s allowance for originated loan and lease losses totaled $26.8 million at June 30, 2014, which represented 1.02% of total originated loans, compared to 1.04% at March 31, 2014 and 1.08% at June 30, 2013. Originated loans internally-classified as Special Mention, Substandard and Doubtful totaled $56.7 million at June 30, 2014, which were in down $20.9 million or 26.9% compared to prior quarter, and down $28.3 million or 33.3% compared to June 30, 2013. The decrease is mainly due to paydowns of classified assets and upgrades of risk ratings in our commercial real estate, agriculture loan, and commercial real estate construction portfolios as a result of improving financial conditions of our commercial and agricultural customers. The allocations in the above table are fairly consistent between March 31, 2014 and June 30, 2013. The decrease in the residential real estate allocation reflected slower growth, lower nonperforming loans and overall improvement in the housing market. The increase in the allocation for commercial and industrial loans was mainly a result of a slight uptick in the historical loss component, which is based on average losses in the portfolio.

The allowance for acquired loans at June 30, 2014 was $765,000 down $505,000 or 39.8% compared to year-end 2013. The amount of acquired loans internally-classified as Special Mention, Substandard and Doubtful totaled $42.4 million at June 30, 2014, down from $49.7 million at year-end 2013 and $84.4 million at June 30, 2013. Loan pay downs, the movement of loans to other real estate owned, and charge offs have contributed to the decrease from both year-end and the same quarter prior year. Nonaccrual loans in the acquired portfolio decreased from $8.5 million at year-end 2013 to $5.9 million at June 30, 2014.

Activity in the Company’s allowance for loan and lease losses during the six months of 2014 and 2013 is illustrated in the table below.

Analysis of the Allowance for Originated Loan and Lease Losses

(in thousands)	06/30/2014	06/30/2013
Average originated loans outstanding during period	$2,559,332	$2,161,200
Balance of originated allowance at beginning of year	$26,700	$24,643

ORIGINATED LOANS CHARGED-OFF:
Commercial and industrial	254	432
Commercial real estate	613	490
Residential real estate	267	339
Consumer and other	666	462
Total loans charged-off	$1,800	$1,723

RECOVERIES OF ORIGINATED LOANS PREVIOUSLY CHARGED-OFF:
Commercial and industrial	489	1,442
Commercial real estate	562	436
Residential real estate	86	29
Consumer and other	260	200
Total loans recoveries	$1,397	$2,107
Net loans charged-off (recovered)	403	(384)
Additions (reductions) to originated allowance charged to operations	455	(174)
Balance of originated allowance at end of period	$26,752	$24,853
Allowance for originated loans and leases as a percentage of originated loans and leases	1.02%	1.08%
Annualized net charge-offs (recoveries) on originated loans to average total originated loans and leases during the period	0.03%	(0.07%)

Analysis of the Allowance for Acquired Loan Losses

(in thousands)	06/30/2014	12/31/2013	06/30/2013
Average acquired loans outstanding during period	$647,618	$746,045	$785,910
Balance of acquired allowance at beginning of year	1,270	0	0

ACQUIRED LOANS CHARGED-OFF:
Commercial and industrial	25	2,991	2,929
Commercial real estate	551	179	32
Residential real estate	277	696	110
Consumer and other	7	25	25
Total loans charged-off	$860	$3,891	$3,096

Net loans charged-off	860	3,891	3,096
Additions to acquired allowance charged to operations	355	5,161	3,701
Balance of acquired allowance at end of period	$765	$1,270	$605
Allowance for acquired loans as a percentage of acquired loans outstanding acquired loans and leases	0.12%	0.17%	0.08%
Annualized net charge-offs on acquired loans as a percentage of average acquired loans and leases outstanding during the period	0.25%	0.52%	0.79%
Annualized total net charge-offs as a percentage of average loans and leases outstanding during the period	0.08%	0.09%	0.18%

Net loan and lease charge-offs totaled $565,000 and $1.3 million for the three and six months ended June 30, 2014, compared to $1.7 million and $2.7 million for the same periods in 2013. Annualized net charge offs for the period ended June 30, 2014 as a percentage of average total loans and leases was 0.08% compared to 0.09% for the twelve months ended December 31, 2013 and 0.18% for the six months ended June 30, 2013. The most recent peer percentage is 0.16%. The peer data is from the Federal Reserve Board and represents banks or bank holding companies with assets between $3.0 billion and $10.0 billion. The peer data is as of March 31, 2014, the most recent data available. The $551,000 in commercial real estate in the acquired commercial real estate portfolio is mainly related to one loan that was previously provided for in the allowance calculation and that was charged-off in the current quarter.

The provision for loan and lease losses was $67,000 and $810,000 for the three and six months ended June 30, 2014, compared to $2.5 million and $3.5 million for the same periods in 2013. Positive credit quality trends, including reductions in classified loans and nonperforming loans, and recoveries of previously charged of credits, are the main reasons for the lower provision expense compared to the same period last year.

Analysis of Past Due and Nonperforming Loans
(in thousands)	06/30/2014[1]	12/31/2013[1]	06/30/2013[1]
Loans 90 days past due and accruing
Commercial and industrial	$0	$0	$0
Commercial real estate	1	161	0
Residential real estate	542	446	156
Total loans 90 days past due and accruing	543	607	156
Nonaccrual loans2
Commercial and industrial	1,758	1,679	1,552
Commercial real estate	10,008	23,364	25,039
Residential real estate	10,490	13,086	12,013
Consumer and other	569	254	412
Total nonaccrual loans	22,825	38,383	39,016
Troubled debt restructurings not included above	3,327	45	0
Total nonperforming loans and leases	26,695	39,035	39,172
Other real estate owned	6,795	4,253	4,918
Total nonperforming assets	$33,490	$43,288	$44,090
Allowance as a percentage of nonperforming loans and leases	103.08%	71.65%	64.99%
Total nonperforming loans and leases as percentage of total
loans and leases	0.83%	1.22%	1.28%
Total nonperforming assets as percentage of total assets	0.66%	0.87%	0.89%

1 The June 30, 2014, December 31, 2013, and June 30, 2013 columns in the above table exclude $4.0 million, $7.0 million, and $17.8 million, respectively, of acquired loans that are 90 days past due and accruing interest. These loans were originally recorded at fair value on the acquisition date of August 1, 2012. These loans are considered to be accruing as we can reasonably estimate future cash flows on these acquired loans and we expect to fully collect the carrying value of these loans. Therefore, we are accreting the difference between the carrying value of these loans and their expected cash flows into interest income.

2 Nonaccrual loans at June 30, 2014, December 31, 2013, and June 30, 2013 include $5.9 million and $8.5 million, and $6.9 million, respectively, of nonaccrual acquired loans.

Nonperforming assets include nonaccrual loans, troubled debt restructurings (“TDR”), and foreclosed real estate/other real estate owned. Nonperforming assets represented 0.66% of total assets at June 30, 2014, compared to 0.87% at December 31, 2013, and 0.89% at June 30, 2013. The Company’s ratio of nonperforming assets to total assets continues to compare favorably to our peer group’s most recent ratio of 1.56% at March 31, 2014.

Total nonperforming loans and leases were down $12.3 million or 31.6% from year end 2013, and down $12.5 million or 31.9% from June 30, 2013. A breakdown of nonperforming loans by portfolio segment is shown above. The decrease in nonperforming commercial real estate loans since year-end 2013 is mainly due to significant payments received on two large commercial relationships during the quarter. In addition, one larger commercial real estate relationship was moved to other real estate owned during the quarter and is thus included in the table above.

Loans are considered modified in a TDR when, due to a borrower’s financial difficulties, the Company makes a concession(s) to the borrower that it would not otherwise consider and the borrower could not obtain elsewhere. These modifications may include, among others, an extension of the term of the loan, and granting a period when interest-only payments can be made, with the principal payments made over the remaining term of the loan or at maturity. TDRs are included in the above table within the following categories: “loans 90 days past due and accruing”, “nonaccrual loans”, or “troubled debt restructurings not included above”. Loans in the latter category include loans that meet the definition of a TDR but are performing in accordance with the modified terms and therefore classified as accruing loans. At June 30, 2014 the Company had $5.1 million in TDRs, of that total $1.8 million were reported as nonaccrual and $3.3 million were considered performing and included in the table above.

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

The Company’s recorded investment in loans and leases that are considered impaired totaled $17.5 million at June 30, 2014, down 34.9% compared to the $26.9 million reported at December 31, 2013. A loan is impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impaired loans consist of our non-homogenous nonaccrual loans, and all TDRs. Specific reserves on individually identified impaired loans that are not collateral dependent are measured based on the present value of expected future cash flows discounted at the original effective interest rate of each loan. For loans that are collateral dependent, impairment is measured based on the fair value of the collateral less estimated selling costs, and such impaired amounts are generally charged off.

The year-to-date average recorded investment in impaired loans and leases was $22.1 million at June 30, 2014, $29.0 million at December 31, 2013, and $32.1 million at June 30, 2013. At June 30, 2014 there was a specific reserve of $250,000 on impaired loans compared to $250,000 of specific reserves at December 31, 2013 and $297,000 of specific reserves at June 30, 2013. The specific reserve of $250,000 reported at June 30, 2014 is related to one loan within the acquired loan portfolio with a balance totaling $253,000. The majority of impaired loans are collateral dependent impaired loans that have limited exposure or require limited specific reserve because of the amount of collateral support with respect to these loans and previous charge-offs. Interest payments on impaired loans are typically applied to principal unless collectability of the principal amount is reasonably assured. In these cases, interest is recognized on a cash basis.

The ratio of the allowance to nonperforming loans (loans past due 90 days and accruing, nonaccrual loans and restructured troubled debt) was 103.1% at June 30, 2014, improved from 71.7% at December 31, 2013, and 65.0% at June 30, 2013. The Company’s peer group ratio was 125.1% as of March 31, 2014. The Company’s nonperforming loans are mostly made up of collateral dependent impaired loans requiring little to no specific allowance due to the level of collateral available with respect to these loans and/or previous charge-offs.

Management reviews the loan portfolio continuously for evidence of potential problem loans and leases. Potential problem loans and leases are loans and leases that are currently performing in accordance with contractual terms, but where known information about possible credit problems of the related borrowers causes management to have doubt as to the ability of such borrowers to comply with the present loan payment terms and may result in such loans and leases becoming nonperforming at some time in the future. Management considers loans and leases classified as Substandard, which continue to accrue interest, to be potential problem loans and leases. The Company, through its internal loan review function, identified 28 commercial relationships from the originated portfolio and 25 commercial relationships from the acquired portfolio totaling $14.2 million and $18.0 million, respectively at June 30, 2014 that were potential problem loans. At December 31, 2013, the Company had identified 50 relationships totaling $14.5 million in the originated portfolio and 29 relationships totaling $11.5 million in the acquired portfolio that were potential problem loans. Of the 28 commercial relationships in the originated portfolio that were Substandard, there were 4 relationships that equaled or exceeded $1.0 million, which in aggregate totaled $8.9 million, the largest of which is $3.0 million. Of the 25 commercial relationships from the acquired loan portfolio, there were 4 relationships that equaled or exceeded $1.0 million, which in aggregate totaled $6.4 million, the largest of which is $2.5 million. The Company continues to monitor these potential problem relationships; however, management cannot predict the extent to which continued weak economic conditions or other factors may further impact borrowers. These loans remain in a performing status due to a variety of factors, including payment history, the value of collateral supporting the credits, and personal or government guarantees. These factors, when considered in the aggregate, give management reason to believe that the current risk exposure on these loans does not warrant accounting for these loans as nonperforming. However, these loans do exhibit certain risk factors, which have the potential to cause them to become nonperforming. Accordingly, management’s attention is focused on these credits, which are reviewed on at least a quarterly basis.

Capital

Total equity was $489.2 million at June 30, 2014, an increase of $31.3 million or 6.8% from December 31, 2013. The increase reflects growth in retained earnings and additional paid-in capital and a decrease in accumulated other comprehensive loss.

Additional paid-in capital increased by $5.2 million, from $346.1 million at December 31, 2013, to $351.3 million at June 30, 2014. The increase is primarily attributable to $2.2 million related to shares issued for dividend reinvestment, $1.5 million related to shares issued under the employee stock ownership plan, $629,000 increase for the exercise of stock options, and $697,000 related to stock-based compensation. Retained earnings increased by $13.8 million from $137.1 million at December 31, 2013, to $150.9 million at June 30, 2014, reflecting net income of $25.6 million less dividends paid of $11.8 million. Accumulated other comprehensive loss decreased from a net unrealized loss of $25.1 million at December 31, 2013 to a net unrealized loss of $12.8 million at June 30, 2014, reflecting a $12.0 million increase in unrealized gains on available-for-sale securities due to a decrease in market rates, and a $321,000 increase related to postretirement benefit plans. Under regulatory requirements, amounts reported as accumulated other comprehensive income/loss related to net unrealized gain or loss on available-for-sale securities and the funded status of the Company’s defined benefit post-retirement benefit plans do not increase or reduce regulatory capital and are not included in the calculation of risk-based capital and leverage ratios.

Cash dividends paid in the first six months of 2014 totaled approximately $11.8 million, representing 46.2% of year to date 2014 earnings. Cash dividends of $0.80 per common share paid in the first six months of 2014 were up 5.3% over cash dividends of $0.76 per common share paid in the first six months of 2013.

On July 24, 2014, the Company’s Board of Directors authorized, at the discretion of senior management, the repurchase of up to 400,000 shares of the Company’s outstanding common stock. Purchases may be made on the open market or in privately negotiated transactions over the next 24 months.

The Company and its banking subsidiaries are subject to various regulatory capital requirements administered by Federal banking agencies. The table below reflects the Company’s capital position at June 30, 2014, compared to the regulatory capital requirements for “well capitalized” institutions.

REGULATORY CAPITAL ANALYSIS
June 30, 2014	Actual		Well Capitalized Requirement
(dollar amounts in thousands)	Amount	Ratio	Amount	Ratio
Total Capital (to risk weighted assets)	$460,418	13.92%	$330,878	10.00%
Tier 1 Capital (to risk weighted assets)	$432,504	13.07%	$198,527	6.00%
Tier 1 Capital (to average assets)	$432,504	8.79%	$246,158	5.00%

As illustrated above, the Company’s capital ratios on June 30, 2014 remain above the minimum requirements for well capitalized institutions. Total capital as a percent of risk weighted assets increased from 13.4% as of December 31, 2013 to 13.9% at June 30, 2014. Tier 1 capital as a percent of risk weighted assets increased from 12.6% at the end of 2013 to 13.1% as of June 30, 2014. Tier 1 capital as a percent of average assets was 8.8% at June 30, 2014 up from 8.5% at year end December 31, 2013.

As of June 30, 2014, the capital ratios for the Company’s subsidiary banks also exceeded the minimum levels required to be considered well capitalized.

On July 9, 2013, the FDIC’s Board of Directors approved an interim final capital rule titled: Regulatory Capital Rules: Regulatory Capital, Implementation of Basel III, Capital Adequacy, Transition Provisions, Prompt Corrective Action, Standardized Approach for Risk-weighted Assets, Market Discipline and Disclosure Requirements, Advanced Approaches Risk-Based Capital Rule, and Market Risk Capital Rule. The interim final rule makes several key changes to the regulatory capital framework that are effective for community banks beginning on January 1, 2015, with some items phasing in over a period of time. The primary focus of the new capital rule is to strengthen the quality and loss-absorbency of regulatory capital so as to enhance banks’ abilities to continue functioning as financial intermediaries, including during periods of financial stress. Provided below is a brief overview of some key aspects of the new rule. The Company continues to evaluate the provisions of the final rules and their expected impact on the Company’s capital ratios. Management believes that, as of June 30, 2014, the Company and its subsidiary banks would meet all capital adequacy requirements under the Basel III Capital Rules on a fully phased-in basis if such requirements were currently effective.

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

The final rules eliminated the proposed phase-out over 10 years of Trust Preferred Services, or “TRUPs” as tier 1 capital for banks, such as Tompkins, that have less than $15 billion in total assets. Under the final rule, grandfathered TRUPs, such as Tompkins’ outstanding TRUP’s, would continue to qualify as tier 1 capital until they mature or are redeemed, up to a limit of 25% of tier 1 capital (for grandfathered TRUPs and other grandfathered tier 1 capital components).

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

Deposits and Other Liabilities

Total deposits of $4.0 billion at June 30, 2014 increased $97.2 million or 2.5% from December 31, 2013. The increase from year-end 2013 was comprised mainly of increases in money market savings and interest bearing checking deposit and time deposit accounts.

The most significant source of funding for the Company is core deposits. The Company defines core deposits as total deposits less time deposits of $250,000 or more (formerly $100,000), brokered deposits and municipal money market deposits. Core deposits of $3.3 billion were relatively flat at June 30, 2014 compared to year-end 2013. Core deposits represented 81.7% of total deposits at June 30, 2014, compared to 83.4% of total deposits at December 31, 2013.

Municipal money market savings and interest checking accounts of $637.5 million at June 30, 2014 increased $37.2 million or 6.2% from $600.3 million at year-end 2013. In general, there is a seasonal pattern to municipal deposits starting with a low point during July and August. Account balances tend to increase throughout the fall and into the winter months from tax deposits and the Company receives an additional inflow at the end of March from the electronic deposit of state funds.

The Company uses both retail and wholesale repurchase agreements. Retail repurchase agreements are arrangements with local customers of the Company, in which the Company agrees to sell securities to the customer with an agreement to repurchase those securities at a specified later date. Retail repurchase agreements totaled $47.9 million at June 30, 2014, and $55.3 million at December 31, 2013. Management generally views local repurchase agreements as an alternative to large time deposits. The Company’s wholesale repurchase agreements totaled $96.8 million at June 30, 2014 and included $65.0 million with the FHLB and $31.8 million with a large financial institution. Wholesale repurchase agreements totaled $112.4 million at December 31, 2013.

The Company’s other borrowings totaled $287.2 million at June 30, 2014, down $44.4 million or 13.4% from $331.5 million at December 31, 2013. Borrowings at June 30, 2014 included $162.5 million in FHLB overnight advances, $111.2 million of FHLB term advances, and a $13.5 million advance from a bank. Borrowings at year-end 2013 included $215.7 million in overnight advances from FHLB, $101.3 million of FHLB term advances, and a $14.5 million advance from a bank. The decrease in short term borrowings reflects the repayment of overnight FHLB advances with other funding sources, mainly deposits. Of the $111.2 million in FHLB term advance at June 30, 2014, $71.2 million is due over one year. In 2007, the Company elected the fair value option under FASB ASC Topic 825 for a $10.0 million advance with the FHLB. The fair value of this advance decreased by $128,000 (net mark-to-market gain of $128,000) over the six months ended June 30, 2014.

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

Core deposits, discussed above under “Deposits and Other Liabilities”, are a primary and low cost funding source obtained primarily through the Company’s branch network. In addition to core deposits, the Company uses non-core funding sources to support asset growth. These non-core funding sources include time deposits of $250,000 or more, brokered time deposits, national deposit listing services, municipal money market deposits, bank borrowings, securities sold under agreements to repurchase and overnight and term advances from the FHLB. Rates and terms are the primary determinants of the mix of these funding sources. Non-core funding sources of $1.2 billion at June 30, 2014 increased $17.7 million or 1.5% as compared to year end 2013. Non-core funding sources, as a percentage of total liabilities, were 25.7% at June 30, 2014, compared to 25.4% at December 31, 2013. Increases in time deposits of $250,000 or more and brokered deposits were mainly offset by declines in FHLB borrowings.

Non-core funding sources may require securities to be pledged against the underlying liability. Securities carried at $1.1 billion and $1.0 billion at June 30, 2014 and December 31, 2013, respectively, were either pledged or sold under agreements to repurchase. Pledged securities represented 76.4% of total securities at June 30, 2014, compared to 74.7% of total securities at December 31, 2013.

Cash and cash equivalents totaled $83.4 million as of June 30, 2014 which was flat compared to $82.9 million at December 31, 2013. Short-term investments, consisting of securities due in one year or less, increased from $37.0 million at December 31, 2013, to $54.2 million on June 30, 2014. The Company also had $10.0 million of securities designated as trading securities at June 30, 2014.

Cash flow from the loan and investment portfolios provides a significant source of liquidity. These assets may have stated maturities in excess of one year, but have monthly principal reductions. Total mortgage-backed securities, at fair value, were $750.1 million at June 30, 2014 compared with $724.5 million at December 31, 2013. Outstanding principal balances of residential mortgage loans, consumer loans, and leases totaled approximately $1.0 billion at June 30, 2014 as compared to $993.6 million at December 31, 2013. Aggregate amortization from monthly payments on these assets provides significant additional cash flow to the Company.

Liquidity is enhanced by ready access to national and regional wholesale funding sources including Federal funds purchased, repurchase agreements, brokered certificates of deposit, and FHLB advances. Through its subsidiary banks, the Company has borrowing relationships with the FHLB and correspondent banks, which provide secured and unsecured borrowing capacity. At June 30, 2014, the unused borrowing capacity on established lines with the FHLB was $1.1 billion. As members of the FHLB, the Company’s subsidiary banks can use certain unencumbered mortgage-related assets and securities to secure additional borrowings from the FHLB. At June 30, 2014, total unencumbered residential mortgage loans and securities of the Company were $635.6 million. Additional assets may also qualify as collateral for FHLB advances upon approval of the FHLB.

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

The Company’s Board of Directors has set a policy that interest rate risk exposure will remain within a range whereby net interest income will not decline by more than 10% in one year as a result of a 100 basis point parallel change in rates. Based upon the simulation analysis performed as of May 31, 2014 a 200 basis point parallel upward change in interest rates over a one-year time frame would result in a one-year decrease in net interest income from the base case of approximately 0.8%, while a 100 basis point parallel decline in interest rates over a one-year period would result in an decrease in one-year net interest income from the base case of 1.1%. The simulation assumes no balance sheet growth and no management action to address balance sheet mismatches.

If rates rise in a parallel fashion (200 basis points over 12 months, or 400 basis points over 24 months), net interest income is expected to trend slightly below the base assumption, as upward adjustments to rate sensitive deposits and short-term funding outpace increases to asset yields which are concentrated in intermediate to longer-term products. Once market rates stabilize, increases to funding costs dissipate while asset yields continue to cycle higher. As a result, net interest income improves for the remainder of the projection period.

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

In addition to the simulation analysis, management uses an interest rate gap measure. The table below is a Condensed Static Gap Report, which illustrates the anticipated repricing intervals of assets and liabilities as of June 30, 2014. The Company’s one-year net interest rate gap was a negative $225.3 million or 4.46% of total assets at June 30, 2014, compared with a negative $288.7 million or 5.77% of total assets at December 31, 2013. A negative gap position exists when the amount of interest-bearing liabilities maturing or repricing exceeds the amount of interest-earning assets maturing or repricing within a particular time period. This analysis suggests that the Company’s net interest income is moderately more vulnerable to an increasing rate environment than it is to a prolonged declining interest rate environment. An interest rate gap measure could be significantly affected by external factors such as a rise or decline in interest rates, loan or securities prepayments, and deposit withdrawals.

Condensed Static Gap –June 30, 2014			Repricing Interval

(in thousands)	Total	0-3 months	3-6 months	6-12 months	Cumulative 12 months

Interest-earning assets[1]	$4,664,989	$992,624	$214,548	$423,726	$1,630,898
Interest-bearing liabilities	3,610,118	1,495,489	157,356	203,401	1,856,246
Net gap position		(502,865)	57,192	220,325	(225,348)
Net gap position as a percentage of total assets		(9.94%)	1.13%	4.36%	(4.46%)

1 Balances of available securities are shown at amortized cost

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2014. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this Report on Form 10-Q, the Company’s disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2014, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

None

Item 1A.	Risk Factors

There have been no material changes in the risk factors previously disclosed under Item 1A. of the Company’s Annual Report on Form 10-K, as amended, for the fiscal year ended December 31, 2013.

Item 2.	Unregistered Sales of Equity Securities and the Use of Proceeds

Issuer Purchases of Equity Securities

	Total Number of Shares Purchased (a)	Average Price Paid Per Share (b)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (c)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (d)

April 1, 2014 through April 30, 2014	1,604	$50.81	0	0

May 1, 2014 through May 31, 2014	604	46.13	0	0

June 1, 2014 through June 30, 2014	0	0	0	0

Total	2,208	$49.53	0	0

Included in the table above are 1,604 shares purchased in April 2014, at an average cost of $50.81 and 604 shares purchased in May 2014, at an average cost of $46.13, in each case by the trustee of the rabbi trust established by the Company under the Company’s Amended and Restated Retainer Plan For Eligible Directors of Tompkins Financial Corporation and its wholly-owned Subsidiaries, and were part of the director deferred compensation under that plan.

On July 24, 2014, the Company’s Board of Directors authorized, at the discretion of senior management, the repurchase of up to 400,000 shares of the Company’s outstanding common stock. Purchases may be made on the open market or in privately negotiated transactions over the next 24 months.

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

Date: August 11, 2014

TOMPKINS FINANCIAL CORPORATION

By:	/S/ Stephen S. Romaine
Stephen S. Romaine
President and Chief Executive Officer
(Principal Executive Officer)

By:	/S/ Francis M. Fetsko
Francis M. Fetsko
Executive Vice President, Chief Financial Officer, and Chief Operating Officer
(Principal Financial Officer)
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description	Pages

31.1	Certification of Principal Executive Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Principal Executive Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, 18 U.S.C. Section 1350

32.2	Certification of Principal Financial Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, 18 U.S.C. Section 1350

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Condition as of June 30, 2014 and December 31, 2013; (ii) Condensed Consolidated Statements of Income for the three and six months ended June 30, 2014 and 2013; (iii) Condensed Consolidated Statements of Comprehensive Income for the three and six months ended March 31,2014 and 2013; (iv) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2014 and 2013; (v) Condensed Consolidated Statements of Changes in Shareholders’ Equity for the six months ended June 30, 2014 and 2013; and (vi) Notes to Unaudited Condensed Consolidated Financial Statements.

