Form 10-Q
period 2014-09-30
TOMPKINS FINANCIAL CORP
filed 2014-11-10
CIK 1005817

United States
Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

Large Accelerated Filer ☐	Accelerated Filer ☒
Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)  Yes ☐  No ☒.

Indicate the number of shares of the Registrant’s Common Stock outstanding as of the latest practicable date:

Class	Outstanding as of October 30, 2014
Common Stock, $0.10 par value	14,763,078 shares

TOMPKINS FINANCIAL CORPORATION

FORM 10-Q

TOMPKINS FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CONDITION

(In thousands, except share and per share data) (Unaudited)	As of	As of
ASSETS	09/30/2014	12/31/2013

Cash and noninterest bearing balances due from banks	$84,129	$82,163
Interest bearing balances due from banks	988	721
Cash and Cash Equivalents	85,117	82,884

Trading securities, at fair value	9,473	10,991
Available-for-sale securities, at fair value (amortized cost of $1,375,637 at September 30, 2014 and $1,368,736 at December 31, 2013)	1,374,756	1,354,811
Held-to-maturity securities, at amortized cost (fair value of $48,017 at September 30, 2014, and $19,625 at December 31, 2013)	47,608	18,980
Originated loans and leases, net of unearned income and deferred costs and fees	2,674,971	2,527,244
Acquired loans and leases, covered	20,910	25,868
Acquired loans and leases, non-covered	561,588	641,172
Less: Allowance for loan and lease losses	27,786	27,970
Net Loans and Leases	3,229,683	3,166,314

FDIC indemnification asset	2,298	4,790
Federal Home Loan Bank stock	14,838	25,041
Bank premises and equipment, net	59,550	55,932
Corporate owned life insurance	73,269	69,335
Goodwill	92,243	92,140
Other intangible assets, net	15,206	16,298
Accrued interest and other assets	86,878	105,523
Total Assets	$5,090,919	$5,003,039

LIABILITIES
Deposits:
Interest bearing:
Checking, savings and money market	2,310,629	2,190,616
Time	930,796	865,702
Noninterest bearing	971,435	890,898
Total Deposits	4,212,860	3,947,216

Federal funds purchased and securities sold under agreements to repurchase	128,368	167,724
Other borrowings, including certain amounts at fair value of $11,032 at September 30, 2014 and $11,292 at December 31, 2013	166,509	331,531
Trust preferred debentures	37,298	37,169
Other liabilities	55,273	61,460
Total Liabilities	$4,600,308	$4,545,100

EQUITY
Tompkins Financial Corporation shareholders’ equity:
Common Stock - par value $.10 per share: Authorized 25,000,000 shares; Issued: 14,830,002 at September 30, 2014; and 14,785,007 at December 31, 2013	1,483	1,479
Additional paid-in capital	348,992	346,096
Retained earnings	158,673	137,102
Accumulated other comprehensive loss	(16,810)	(25,119)
Treasury stock, at cost – 108,788 shares at September 30, 2014, and 105,449 shares at December 31, 2013	(3,277)	(3,071)

Total Tompkins Financial Corporation Shareholders’ Equity	489,061	456,487
Noncontrolling interests	1,550	1,452
Total Equity	$490,611	$457,939
Total Liabilities and Equity	$5,090,919	$5,003,039

See notes to consolidated financial statements

TOMPKINS FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Nine Months Ended
(In thousands, except per share data) (Unaudited)	09/30/2014	09/30/2013	09/30/2014	09/30/2013
INTEREST AND DIVIDEND INCOME
Loans	$38,298	$38,048	$112,601	$112,027
Due from banks	0	1	2	9
Trading securities	102	147	321	472
Available-for-sale securities	7,718	7,830	23,637	23,222
Held-to-maturity securities	288	160	626	528
Federal Home Loan Bank stock and Federal Reserve Bank stock	212	193	616	538
Total Interest and Dividend Income	46,618	46,379	137,803	136,796
INTEREST EXPENSE
Time certificates of deposits of $100,000 or more	996	1,208	2,900	3,651
Other deposits	1,830	1,894	5,446	6,093
Federal funds purchased and securities sold under agreements to repurchase	683	901	2,263	2,877
Trust preferred debentures	573	660	1,714	2,037
Other borrowings	961	1,243	3,362	3,634
Total Interest Expense	5,043	5,906	15,685	18,292
Net Interest Income	41,575	40,473	122,118	118,504
Less: (Credit) Provision for loan and lease losses	(59)	2,049	751	5,576
Net Interest Income After Provision for Loan and Lease Losses	41,634	38,424	121,367	112,928
NONINTEREST INCOME
Insurance commissions and fees	7,520	7,160	21,823	21,588
Investment services income	3,636	3,694	11,549	11,180
Service charges on deposit accounts	2,506	2,254	7,010	6,186
Card services income	1,936	1,735	5,968	5,163
Mark-to-market loss on trading securities	(87)	(87)	(181)	(472)
Mark-to-market gain on liabilities held at fair value	132	119	260	543
Other income	1,892	3,372	6,129	7,548
Gain on sale of available-for-sale securities	20	281	151	723
Total Noninterest Income	17,555	18,528	52,709	52,459
NONINTEREST EXPENSES
Salaries and wages	17,553	16,755	51,859	48,618
Pension and other employee benefits	4,941	5,606	15,964	17,014
Net occupancy expense of premises	2,969	2,850	9,296	8,865
Furniture and fixture expense	1,451	1,448	4,247	4,367
FDIC insurance	682	808	2,228	2,401
Amortization of intangible assets	518	544	1,570	1,648
Merger related expenses	0	0	0	228
Other operating expense	10,423	9,543	30,511	29,710
Total Noninterest Expenses	38,537	37,554	115,675	112,851
Income Before Income Tax Expense	20,652	19,398	58,401	52,536
Income Tax Expense	6,897	5,316	18,951	15,873
Net Income attributable to Noncontrolling Interests and Tompkins Financial Corporation	13,755	14,082	39,450	36,663
Less: Net income attributable to noncontrolling interests	33	33	98	98
Net Income Attributable to Tompkins Financial Corporation	$13,722	$14,049	$39,352	$36,565
Basic Earnings Per Share	$0.92	$0.96	$2.65	$2.51
Diluted Earnings Per Share	$0.92	$0.95	$2.64	$2.50

See notes to consolidated financial statements

Consolidated Statements of Comprehensive Income
	Three Months Ended
(in thousands) (Unaudited)	09/30/2014	09/30/2013
Net income attributable to noncontrolling interests and Tompkins Financial Corporation	$13,755	$14,082
Other comprehensive income, net of tax:

Available-for-sale securities:
Change in net unrealized gain (loss) during the period	(4,123)	(318)
Reclassification adjustment for net realized gain on sale of available-for-sale securities included in net income	(12)	(169)

Employee benefit plans:
Amortization of net retirement plan actuarial loss	159	387
Amortization of net retirement plan prior service cost	1	8
Amortization of net retirement plan transition liability	0	8

Other comprehensive (loss) income	(3,975)	(84)

Subtotal comprehensive income attributable to noncontrolling interests and Tompkins Financial Corporation	9,780	13,998
Less: Net income attributable to noncontrolling interests	(33)	(33)
Total comprehensive income attributable to Tompkins Financial Corporation	$9,747	$13,965

See notes to unaudited condensed consolidated financial statements.

Consolidated Statements of Comprehensive Income
	Nine Months Ended
(in thousands) (Unaudited)	09/30/2014	09/30/2013
Net income attributable to noncontrolling interests and Tompkins Financial Corporation	$39,450	$36,663
Other comprehensive income, net of tax:

Available-for-sale securities:
Change in net unrealized gain (loss) during the period	7,918	(26,420)
Reclassification adjustment for net realized gain on sale of available-for-sale securities included in net income	(90)	(434)

Employee benefit plans:
Amortization of net retirement plan actuarial gain	479	1,160
Amortization of net retirement plan prior service cost	2	26
Amortization of net retirement plan transition liability	0	23

Other comprehensive income (loss)	8,309	(25,645)

Subtotal comprehensive income attributable to noncontrolling interests and Tompkins Financial Corporation	47,759	11,018
Less: Net income attributable to noncontrolling interests	(98)	(98)
Total comprehensive income attributable to Tompkins Financial Corporation	$47,661	$10,920

See notes to unaudited condensed consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands) (Unaudited)	09/30/2014	09/30/2013
OPERATING ACTIVITIES
Net income attributable to Tompkins Financial Corporation	$39,352	$36,565
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	751	5,576
Depreciation and amortization of premises, equipment, and software	4,203	4,284
Amortization of intangible assets	1,570	1,648
Earnings from corporate owned life insurance	(1,431)	(1,482)
Net amortization on securities	7,824	10,724
Amortization/accretion related to purchase accounting	(6,147)	(7,212)
Mark-to-market loss on trading securities	181	472
Mark-to-market gain on liabilities held at fair value	(260)	(543)
Net gain on securities transactions	(151)	(723)
Net gain on sale of loans	(345)	(212)
Proceeds from sale of loans	19,007	7,076
Loans originated for sale	(18,357)	(8,271)
Gain on conversion of deposits	(140)	0
Net loss (gain) on sale of bank premises and equipment	2	(7)
Gain on redemption of trust preferred	0	(1,410)
Stock-based compensation expense	1,081	960
Decrease in accrued interest receivable	92	927
Decrease in accrued interest payable	(294)	(809)
Proceeds from maturities and payments of trading securities	1,323	4,425
Decrease in FDIC prepaid insurance	0	5,386
Other, net	9,494	20,241
Net Cash Provided by Operating Activities	57,755	77,615
INVESTING ACTIVITIES
Proceeds from maturities, calls and principal paydowns of available-for-sale securities	157,157	197,009
Proceeds from sales of available-for-sale securities	48,005	99,378
Proceeds from maturities, calls and principal paydowns of held-to-maturity securities	10,325	11,798
Purchases of available-for-sale securities	(219,695)	(316,705)
Purchases of held-to-maturity securities	(38,981)	(7,511)
Net increase in loans	(60,416)	(167,106)
Net decrease (increase) in Federal Home Loan Bank stock	10,203	(2,567)
Proceeds from sale of bank premises and equipment	172	116
Purchases of bank premises and equipment	(7,445)	(4,811)
Purchase of corporate owned life insurance	(2,500)	(1,500)
Net cash used in acquisition	(415)	0
Other, net	386	(3,417)
Net Cash Used in Investing Activities	(103,204)	(195,316)
FINANCING ACTIVITIES
Net increase in demand, money market, and savings deposits	200,550	90,297
Net increase (decrease) in time deposits	66,568	(67,710)
Net decrease in Federal funds purchases and securities sold under agreements to repurchase	(38,507)	(51,856)
Increase in other borrowings	149,845	194,674
Repayment of other borrowings	(314,606)	(63,801)
Redemption of trust preferred debentures	0	(5,191)
Cash dividends	(17,781)	(16,574)
Common stock issued	50	0
Repurchase of common stock	(2,932)	0
Shares issued for dividend reinvestment plan	2,186	3,009
Shares issued for employee stock ownership plan	1,528	717
Net shares issued related to restricted stock awards	64	(68)
Net proceeds from exercise of stock options	633	3,639
Tax benefit from stock option exercises	84	215
Net Cash Provided by Financing Activities	47,682	87,351
Net Increase (Decrease) in Cash and Cash Equivalents	2,233	(30,350)
Cash and cash equivalents at beginning of period	82,884	118,930
Total Cash & Cash Equivalents at End of Period	85,117	88,580

See notes to unaudited condensed consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands) (Unaudited)	09/30/2014	09/30/2013
Supplemental Information:
Cash paid during the year for - Interest	$18,033	$21,534
Cash paid during the year for - Taxes	3,258	6,283
Transfer of loans to other real estate owned	4,697	4,407

See notes to unaudited condensed consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)
(in thousands except share and per share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Non-controlling Interests	Total
Balances at January 1, 2013	$1,443	$334,649	$108,709	$(2,106)	$(2,787)	$1,452	$441,360
Net income attributable to noncontrolling interests and Tompkins Financial Corporation			36,565			98	36,663
Other comprehensive loss				(25,645)			(25,645)
Total Comprehensive Income							11,018
Cash dividends ($1.14 per share)			(16,574)				(16,574)
Net exercise of stock options and related tax benefit (111,307 shares)	11	3,843					3,854
Stock-based compensation expense		960					960
Shares issued for dividend reinvestment plan (70,530 shares)	7	3,002					3,009
Shares issued for employee stock ownership plan (17,290 shares)	2	715					717
Directors deferred compensation plan (3,228 shares)		185			(185)		0
Restricted stock activity (102,743 shares)	10	(78)					(68)
Balances at September 30, 2013	$1,473	$343,276	$128,700	$(27,751)	$(2,972)	$1,550	$444,276

Balances at January 1, 2014	$1,479	$346,096	$137,102	$(25,119)	$(3,071)	$1,452	$457,939
Net income attributable to noncontrolling interests and Tompkins Financial Corporation			39,352			98	39,450
Other comprehensive income				8,309			8,309
Total Comprehensive Income							47,759
Cash dividends ($1.20 per share)			(17,781)				(17,781)
Net exercise of stock options and related tax benefit (36,885 shares)	4	713					717
Common stock repurchased and returned to unissued status (65,059 shares)	(7)	(2,925)					(2,932)
Shares issued for dividend reinvestment plan (46,081 shares)	4	2,182					2,186
Stock-based compensation expense		1,081					1,081
Shares issued for employee stock ownership plan (31,192 shares)	3	1,525					1,528
Directors deferred compensation plan (3,339 shares)		206			(206)		0
Restricted stock activity ((5,184) shares)	0	64					64
Stock issued for purchase acquisition (1,080 shares)	0	50					50
Balances at September 30, 2014	$1,483	$348,992	$158,673	$(16,810)	$(3,277)	$1,550	$490,611

See notes to unaudited condensed consolidated financial statements

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Business

Tompkins Financial Corporation (“Tompkins” or the “Company”) is headquartered in Ithaca, New York and is registered as a Financial Holding Company with the Federal Reserve Board under the Bank Holding Company Act of 1956, as amended. The Company is a locally oriented, community-based financial services organization that offers a full array of products and services, including commercial and consumer banking, leasing, trust and investment management, financial planning and wealth management, insurance, and brokerage services. At September 30, 2014, the Company’s subsidiaries included: four wholly-owned banking subsidiaries, Tompkins Trust Company (the “Trust Company”), The Bank of Castile (DBA Tompkins Bank of Castile), Mahopac Bank (formerly known as Mahopac National Bank, DBA Tompkins Mahopac Bank), VIST Bank (DBA Tompkins VIST Bank); and a wholly-owned insurance agency subsidiary, Tompkins Insurance Agencies, Inc. (“Tompkins Insurance”). TFA Wealth Management and the trust division of the Trust Company provide a full array of investment services under the Tompkins Financial Advisors brand, including investment management, trust and estate, financial and tax planning as well as life, disability and long-term care insurance services. The Company’s principal offices are located at The Commons, Ithaca, New York, 14851, and its telephone number is (888) 503-5753. The Company’s common stock is traded on the NYSE MKT LLC under the Symbol “TMP.”

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

4. Securities

Available-for-Sale Securities

The following table summarizes available-for-sale securities held by the Company at September 30, 2014:

	Available-for-Sale Securities
September 30, 2014	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(in thousands)
Obligations of U.S. Government sponsored entities	$587,933	$6,061	$3,100	$590,894
Obligations of U.S. states and political subdivisions	69,704	1,179	381	70,502
Mortgage-backed securities – residential, issued by
U.S. Government agencies	119,049	2,370	1,702	119,717
U.S. Government sponsored entities	594,700	7,195	12,116	589,779
Non-U.S. Government agencies or sponsored entities	276	4	0	280
U.S. corporate debt securities	2,500	0	337	2,163
Total debt securities	1,374,162	16,809	17,636	1,373,335
Equity securities	1,475	0	54	1,421
Total available-for-sale securities	$1,375,637	$16,809	$17,690	$1,374,756

The following table summarizes available-for-sale securities held by the Company at December 31, 2013:

	Available-for-Sale Securities
December 31, 2013	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(in thousands)
Obligations of U.S. Government sponsored entities	$558,130	$7,720	$9,505	$556,345
Obligations of U.S. states and political subdivisions	68,216	1,193	1,447	67,962
Mortgage-backed securities – residential, issued by
U.S. Government agencies	147,766	2,554	3,642	146,678
U.S. Government sponsored entities	587,843	8,122	18,493	577,472
Non-U.S. Government agencies or sponsored entities	306	5	0	311
U.S. corporate debt securities	5,000	8	375	4,633
Total debt securities	1,367,261	19,602	33,462	1,353,401
Equity securities	1,475	0	65	1,410
Total available-for-sale securities	$1,368,736	$19,602	$33,527	$1,354,811

Held-to-Maturity Securities

The following table summarizes held-to-maturity securities held by the Company at September 30, 2014:

	Held-to-Maturity Securities
September 30, 2014	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(in thousands)
Obligations of U.S. Government sponsored entities	$30,869	$0	$197	$30,672
Obligations of U.S. states and political subdivisions	$16,739	$606	$0	$17,345
Total held-to-maturity debt securities	$47,608	$606	$197	$48,017

The following table summarizes held-to-maturity securities held by the Company at December 31, 2013:

	Held-to-Maturity Securities
December 31, 2013	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(in thousands)
Obligations of U.S. states and political subdivisions	$18,980	$645	$0	$19,625
Total held-to-maturity debt securities	$18,980	$645	$0	$19,625

The Company may from time to time sell investment securities from its available-for-sale portfolio. Realized gains on available-for-sale securities sold were $20,000 and $186,000 in the third quarter and nine months ending September 30, 2014, respectively, and $303,000 and $808,000 in the same periods of 2013. Realized losses on available-for-sale securities sold were $0 and $78,000 in the third quarter and nine months ending September 30, 2014, respectively, and $22,000 and $85,000 in the third quarter and nine months ending September 30, 2013, respectively.

The following table summarizes available-for-sale securities that had unrealized losses at September 30, 2014:

	Less than 12 Months		12 Months or Longer		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of U.S. Government sponsored entities	$169,741	$849	$95,197	$2,251	$264,938	$3,100
Obligations of U.S. states and political subdivisions	15,235	105	11,929	276	27,164	381

Mortgage-backed securities – issued by
U.S. Government agencies	27,840	101	41,748	1,601	69,588	1,702
U.S. Government sponsored entities	133,210	1,095	270,358	11,021	403,568	12,116
U.S. corporate debt securities	0	0	2,163	337	2,163	337
Equity securities	0	0	946	54	946	54
Total available-for-sale securities	$346,026	$2,150	$422,341	$15,540	$768,367	$17,690

The following table summarizes held-to-maturity securities that had unrealized losses at September 30, 2014.

	Less than 12 Months		12 Months or Longer		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of U.S. Government sponsored entities	$30,672	$197	$0	$0	$30,672	$197
Total held-to-maturity securities	$30,672	$197	$0	$0	$30,672	$197

The following table summarizes available-for-sale securities that had unrealized losses at December 31, 2013:

	Less than 12 Months		12 Months or Longer		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of U.S. Government sponsored entities	$337,967	$9,467	$1,761	$38	$339,728	$9,505
Obligations of U.S. states and political subdivisions	21,821	821	6,173	626	27,994	1,447

Mortgage-backed securities – residential, issued by
U.S. Government agencies	70,052	2,701	14,874	941	84,926	3,642
U.S. Government sponsored entities	293,945	14,061	76,070	4,432	370,015	18,493
U.S. corporate debt securities	0	0	2,125	375	2,125	375
Equity securities	0	0	935	65	935	65
Total available-for-sale securities	$723,785	$27,050	$101,938	$6,477	$825,723	$33,527

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

The Company does not intend to sell other-than-temporarily impaired investment securities that are in an unrealized loss position until recovery of unrealized losses (which may be until maturity), and it is not more-likely-than not that the Company will be required to sell the investment securities, before recovery of their amortized cost basis, which may be at maturity. Accordingly, as of September 30, 2014, and December 31, 2013, management has determined that the unrealized losses detailed in the tables above are not other-than-temporary.

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

As a result of the other-than-temporarily impairment review process, the Company does not consider any investment security held at September 30, 2014 to be other-than-temporarily impaired.

The following table summarizes the roll-forward of credit losses on debt securities held by the Company for which a portion of an other-than-temporary impairment is recognized in other comprehensive income:

	Three Months Ended		Nine Months Ended
(in thousands)	09/30/2014	09/30/2013	09/30/2014	09/30/2013
Credit losses at beginning of the period	$0	$441	$0	$441
Sales of securities for which an other-than-temporary impairment was previously recognized	0	(441)	0	(441)
Ending balance of credit losses on debt securities held for which a portion of another-than temporary impairment was recognized in other comprehensive income	$0	$0	$0	$0

The amortized cost and estimated fair value of debt securities by contractual maturity are shown in the following table. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Mortgage-backed securities are shown separately since they are not due at a single maturity date.

September 30, 2014
(in thousands)	Amortized Cost	Fair Value
Available-for-sale securities:
Due in one year or less	$47,644	$48,142
Due after one year through five years	409,758	415,198
Due after five years through ten years	182,467	180,485
Due after ten years	20,268	19,734
Total	660,137	663,559
Mortgage-backed securities	714,025	709,776
Total available-for-sale debt securities	$1,374,162	$1,373,335

December 31, 2013
(in thousands)	Amortized Cost	Fair Value
Available-for-sale securities:
Due in one year or less	$25,596	$26,017
Due after one year through five years	263,553	271,303
Due after five years through ten years	313,245	304,414
Due after ten years	28,952	27,206
Total	631,346	628,940
Mortgage-backed securities	735,915	724,461
Total available-for-sale debt securities	$1,367,261	$1,353,401

September 30, 2014
(in thousands)	Amortized Cost	Fair Value
Held-to-maturity securities:
Due in one year or less	$11,454	$11,534
Due after one year through five years	3,648	3,938
Due after five years through ten years	32,133	32,121
Due after ten years	373	424
Total held-to-maturity debt securities	$47,608	$48,017

December 31, 2013
(in thousands)	Amortized Cost	Fair Value
Held-to-maturity securities:
Due in one year or less	$10,952	$11,021
Due after one year through five years	5,636	6,004
Due after five years through ten years	1,878	2,051
Due after ten years	514	549
Total held-to-maturity debt securities	$18,980	$19,625

The Company also holds non-marketable Federal Home Loan Bank New York (“FHLBNY”) stock, non-marketable Federal Home Loan Bank Pittsburgh (“FHLBPITT”) stock and non-marketable Atlantic Central Bankers Bank stock, all of which are required to be held for regulatory purposes and for borrowing availability. The required investment in FHLB stock is tied to the Company’s borrowing levels with the FHLB. Holdings of FHLBNY stock, FHLBPITT stock and ACBB stock totaled $9.4 million, $5.3 million and $95,000 at September 30, 2014, respectively. These securities are carried at par, which is also cost. The FHLBNY and FHLBPITT continue to pay dividends and repurchase stock. As such, the Company has not recognized any impairment on its holdings of FHLBNY and FHLBPITT stock. Quarterly, we evaluate our investment in the FHLB for impairment. We evaluate recent and long-term operating performance, liquidity, funding and capital positions, stock repurchase history, dividend history and impact of legislative and regulatory changes. Based on our most recent evaluation, as of September 30, 2014, we have determined that no impairment write-downs are currently required.

Trading Securities
The following summarizes trading securities, at estimated fair value, as of:

(in thousands)	09/30/2014	12/31/2013

Obligations of U.S. Government sponsored entities	$7,631	$8,275
Mortgage-backed securities – residential, issued by
U.S. Government sponsored entities	1,842	2,716
Total	$9,473	$10,991

The decrease in trading securities reflects principal repayments and maturities received during the quarter ended September 30, 2014. The pre-tax mark-to-market losses on trading securities totaled $87,000 and $181,000 for the third quarter and nine months ending September 30, 2014, respectively, and $87,000 and $472,000 for the third quarter and nine months ending September 30, 2013, respectively.

The Company pledges securities as collateral for public deposits and other borrowings, and sells securities under agreements to repurchase. Securities carried of $1.1 billion and $1.0 billion at September 30, 2014, and December 31, 2013, respectively, were either pledged or sold under agreements to repurchase.

5. Loans and Leases
Loans and Leases at September 30, 2014 and December 31, 2013 were as follows:

	09/30/2014			12/31/2013
(in thousands)	Originated	Acquired	Total Loans and Leases	Originated	Acquired	Total Loans and Leases
Commercial and industrial
Agriculture	$49,828	$0	$49,828	$74,788	$0	$74,788
Commercial and industrial other	627,290	102,601	729,891	562,439	128,503	690,942
Subtotal commercial and industrial	677,118	102,601	779,719	637,227	128,503	765,730
Commercial real estate
Construction	51,988	41,313	93,301	46,441	39,353	85,794
Agriculture	57,158	3,182	60,340	52,627	3,135	55,762
Commercial real estate other	960,346	321,714	1,282,060	903,320	366,438	1,269,758
Subtotal commercial real estate	1,069,492	366,209	1,435,701	1,002,388	408,926	1,411,314
Residential real estate
Home equity	182,994	58,459	241,453	171,809	67,183	238,992
Mortgages	685,989	33,200	719,189	658,966	35,336	694,302
Subtotal residential real estate	868,983	91,659	960,642	830,775	102,519	933,294
Consumer and other
Indirect	18,825	0	18,825	21,202	5	21,207
Consumer and other	34,327	1,119	35,446	32,312	1,219	33,531
Subtotal consumer and other	53,152	1,119	54,271	53,514	1,224	54,738
Leases	8,317	0	8,317	5,563	0	5,563
Covered loans	0	20,910	20,910	0	25,868	25,868
Total loans and leases	2,677,062	582,498	3,259,560	2,529,467	667,040	3,196,507
Less: unearned income and deferred costs and fees	(2,091)	0	(2,091)	(2,223)	0	(2,223)
Total loans and leases, net of unearned income and deferred costs and fees	$2,674,971	$582,498	$3,257,469	$2,527,244	$667,040	$3,194,284

The outstanding principal balance and the related carrying amount of the Company’s loans acquired in the VIST Bank acquisition are as follows at September 30, 2014 and December 31, 2013:

(in thousands)	09/30/2014	12/31/2013
Acquired Credit Impaired Loans
Outstanding principal balance	$49,410	$62,146
Carrying amount	38,561	46,809

Acquired Non-Credit Impaired Loans
Outstanding principal balance	551,074	630,600
Carrying amount	543,937	620,231

Total Acquired Loans
Outstanding principal balance	600,484	692,746
Carrying amount	582,498	667,040

The following tables present changes in accretable yield on loans acquired from VIST Bank that were considered credit impaired.

(in thousands)
Balance at January 1, 2013	$7,337
Accretion	(8,896)
Disposals (loans paid in full)	(212)
Reclassifications to/from nonaccretable difference[1]	7,933
Other changes in expected cash flows2	4,792
Balance at December 31, 2013	$10,954

(in thousands)
Balance at January 1, 2014	$10,954
Accretion	(3,740)
Disposals (loans paid in full)	(250)
Reclassifications to/from nonaccretable difference[1]	1,873
Other changes in expected cash flows2	0
Balance at September 30, 2014	$8,837

[1] Results in increased interest income as a prospective yield adjustment over the remaining life of the loans, as well as increased interest income from loan sales, modification and prepayments.
[2] Represents changes in cash flows expected to be collected due to factors other than credit (e.g. changes in prepayment assumptions and/or changes in interest rates on variable rate loans).

At September 30, 2014, acquired loans included $20.9 million of covered loans. VIST Bank had previously acquired these loans in an FDIC assisted transaction in the fourth quarter of 2010. In accordance with a loss sharing agreement with the FDIC, certain losses and expenses relating to covered loans may be reimbursed by the FDIC at 70% or, if net losses exceed certain levels specified in the loss sharing agreements, 80%. See Note 7 – “FDIC Indemnification Asset Related to Covered Loans” for further discussion of the loss sharing agreements and related FDIC indemnification assets.

The Company has adopted comprehensive lending policies, underwriting standards and loan review procedures. Management reviews these policies and procedures on a regular basis. The Company discussed its lending policies and underwriting guidelines for its various lending portfolios in Note 4 – “Loans and Leases” in the Notes to Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. There have been no significant changes in these policies and guidelines. As such, these policies are reflective of new originations as well as those balances held at September 30, 2014. The Company’s Board of Directors approves the lending policies at least annually. The Company recognizes that exceptions to policy guidelines may occasionally occur and has established procedures for approving exceptions to these policy guidelines. Management has also implemented reporting systems to monitor loan origination, loan quality, concentrations of credit, loan delinquencies and nonperforming loans and potential problem loans.

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

Acquired loans that met the criteria for nonaccrual of interest prior to the acquisition may be considered performing after the date of acquisition, regardless of whether the customer is contractually delinquent, if we can reasonably estimate the timing and amount of the expected cash flows on such loans and if the Company expects to fully collect the new carrying value of the loans. As such, we may no longer consider the loan to be nonaccrual or nonperforming and may accrue interest on these loans, including the impact of any accretable discount. To the extent we cannot reasonably estimate cash flows, interest income recognition is discontinued. The Company has determined that it can reasonably estimate future cash flows on our acquired loans that are past due 90 days or more and accruing interest and the Company expects to fully collect the carrying value of the loans. Nonaccrual loans represent loans that were performing at acquisition date but have subsequently become past due.

The below table is an age analysis of past due loans, segregated by originated and acquired loan and lease portfolios, and by class of loans, as of September 30, 2014 and December 31, 2013.

September 30, 2014
(in thousands)	30-89 days	90 days or more	Current Loans	Total Loans	90 days and accruing	Nonaccrual
Originated Loans and Leases
Commercial and industrial
Agriculture	$0	$0	$49,828	$49,828	$0	$0
Commercial and industrial other	169	508	626,613	627,290	0	1,639
Subtotal commercial and industrial	169	508	676,441	677,118	0	1,639
Commercial real estate
Construction	0	0	51,988	51,988	0	534
Agriculture	0	29	57,129	57,158	0	132
Commercial real estate other	473	4,325	955,548	960,346	0	5,162
Subtotal commercial real estate	473	4,354	1,064,665	1,069,492	0	5,828
Residential real estate
Home equity	1,175	1,384	179,785	182,994	60	1,550
Mortgages	1,250	6,964	676,943	685,989	335	6,850
Subtotal residential real estate	2,425	8,348	856,728	868,983	395	8,400
Consumer and other
Indirect	508	0	18,317	18,825	0	72
Consumer and other	236	241	33,850	34,327	0	380
Subtotal consumer and other	744	241	52,167	53,152	0	452
Leases	0	0	8,317	8,317	0	0
Total loans and leases	3,811	14,933	2,658,318	2,677,062	395	16,319
Less: unearned income and deferred costs and fees	0	0	0	(2,091)	0	0
Total originated loans and leases, net of unearned income and deferred costs and fees	$3,811	$14,933	$2,658,318	$2,674,971	$395	$16,319
Acquired Loans and Leases
Commercial and industrial
Commercial and industrial other	0	941	101,660	102,601	649	761
Subtotal commercial and industrial	0	941	101,660	102,601	649	761
Commercial real estate
Construction	0	1,970	39,343	41,313	1,709	466
Agriculture	0	0	3,182	3,182	0	0
Commercial real estate other	0	1,857	319,857	321,714	79	2,084
Subtotal commercial real estate	0	3,827	362,382	366,209	1,788	2,550
Residential real estate
Home equity	156	643	57,660	58,459	173	660
Mortgages	580	703	31,917	33,200	561	1,027
Subtotal residential real estate	736	1,346	89,577	91,659	734	1,687
Consumer and other
Consumer and other	0	0	1,119	1,119	0	0
Subtotal consumer and other	0	0	1,119	1,119	0	0
Covered loans	0	1,149	19,761	20,910	1,149	0
Total acquired loans and leases, net of unearned income and deferred costs and fees	$736	$7,263	$574,499	$582,498	$4,320	$4,998

December 31, 2013
(in thousands)	30-89 days	90 days or more	Current Loans	Total Loans	90 days and accruing	Nonaccrual
Originated loans and leases
Commercial and industrial
Agriculture	$0	$0	$74,788	$74,788	$0	$0
Commercial and industrial other	211	1,187	561,041	562,439	0	1,260
Subtotal commercial and industrial	211	1,187	635,829	637,227	0	1,260
Commercial real estate
Construction	216	7,657	38,568	46,441	0	9,873
Agriculture	180	0	52,447	52,627	0	46
Commercial real estate other	1,104	6,976	895,240	903,320	161	9,522
Subtotal commercial real estate	1,500	14,633	986,255	1,002,388	161	19,441
Residential real estate
Home equity	784	1,248	169,777	171,809	62	1,477
Mortgages	2,439	5,946	650,581	658,966	384	7,443
Subtotal residential real estate	3,223	7,194	820,358	830,775	446	8,920
Consumer and other
Indirect	768	152	20,282	21,202	0	216
Consumer and other	60	0	32,252	32,312	0	38
Subtotal consumer and other	828	152	52,534	53,514	0	254
Leases	0	0	5,563	5,563	0	0
Total loans and leases	5,762	23,166	2,500,539	2,529,467	607	29,875
Less: unearned income and deferred costs and fees	0	0	0	(2,223)	0	0
Total originated loans and leases, net of unearned income and deferred costs and fees	$5,762	$23,166	$2,500,539	$2,527,244	$607	$29,875
Acquired loans and leases
Commercial and industrial
Commercial and industrial other	554	1,651	126,298	128,503	1,231	419
Subtotal commercial and industrial	554	1,651	126,298	128,503	1,231	419
Commercial real estate
Construction	0	2,148	37,205	39,353	1,676	473
Agriculture	0	0	3,135	3,135	0	0
Commercial real estate other	403	3,585	362,450	366,438	709	3,450
Subtotal commercial real estate	403	5,733	402,790	408,926	2,385	3,923
Residential real estate
Home equity	213	934	66,036	67,183	347	1,844
Mortgages	345	1,264	33,727	35,336	594	2,322
Subtotal residential real estate	558	2,198	99,763	102,519	941	4,166
Consumer and other
Indirect	0	0	5	5	0	0
Consumer and other	17	0	1,202	1,219	0	0
Subtotal consumer and other	17	0	1,207	1,224	0	0
Covered loans	0	2,416	23,452	25,868	2,416	0
Total acquired loans and leases, net of unearned income and deferred costs and fees	$1,532	$11,998	$653,510	$667,040	$6,973	$8,508

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

Since the methodology is based upon historical experience and trends as well as management’s judgment, factors may arise that result in different estimates. Significant factors that could give rise to changes in these estimates may include, but are not limited to, changes in economic conditions in the local area, concentration of risk, changes in interest rates, and declines in local property values. While management’s evaluation of the allowance as of September 30, 2014, considers the allowance to be appropriate, under adversely different conditions or assumptions, the Company would need to increase or decrease the allowance.

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

The following tables detail activity in the allowance for loan and lease losses segregated by originated and acquired loan and lease portfolios and by portfolio segment for the three months ended September 30, 2014 and 2013. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

Three months ended September 30, 2014
(in thousands)	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer and Other	Finance Leases	Total

Allowance for originated loans and leases

Beginning balance	$8,562	$10,389	$5,445	$2,356	$0	$26,752

Charge-offs	(21)	(6)	(118)	(286)	0	(431)
Recoveries	68	944	1	115	0	1,128
Provision (credit)	249	(645)	95	37		(264)
Ending Balance	$8,858	$10,682	$5,423	$2,222	$0	$27,185

Allowance for acquired loans

Beginning balance	$159	$460	$49	$97	$0	$765

Charge-offs	(218)	(80)	(68)	(3)	0	(369)
Recoveries	0	0	0	0	0	0
Provision (credit)	154	(20)	147	(76)	0	205
Ending Balance	$95	$360	$128	$18	$0	$601

Three months ended September 30, 2013
(in thousands)	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer and Other	Finance Leases	Total

Allowance for originated loans and leases

Beginning balance	$6,955	$10,409	$5,273	$2,195	$21	$24,853

Charge-offs	(55)	(49)	(116)	(578)	0	(798)
Recoveries	48	21	3	96	0	168
Provision (credit)	790	516	149	65	(21)	1,499
Ending Balance	$7,738	$10,897	$5,309	$1,778	$0	$25,722

Three months ended September 30, 2013
(in thousands)	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer and Other	Covered Loans	Total

Allowance for acquired loans

Beginning balance	$64	$381	$126	$34	$0	$605

Charge-offs	(1)	0	(467)	0	0	(468)
Recoveries	0	0	0	0	0	0
Provision (credit)	(12)	56	504	1	0	549
Ending Balance	$51	$437	$163	$35	$0	$686

Nine months ended September 30, 2014
(in thousands)	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer and Other	Finance Leases	Total

Allowance for originated loans and leases

Beginning balance	$8,406	$10,459	$5,771	$2,059	$5	$26,700

Charge-offs	(275)	(619)	(385)	(952)	0	(2,231)
Recoveries	557	1,506	87	375	0	2,525
Provision (credit)	170	(664)	(50)	740	(5)	191
Ending Balance	$8,858	$10,682	$5,423	$2,222	$0	$27,185

Nine months ended September 30, 2014
(in thousands)	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer and Other	Covered Loans	Total

Allowance for acquired loans

Beginning balance	$168	$770	$274	$58	$0	$1,270

Charge-offs	(243)	(631)	(345)	(10)	0	(1,229)
Recoveries	0	0	0	0	0	0
Provision (credit)	170	221	199	(30)	0	560
Ending Balance	$95	$360	$128	$18	$0	$601

Nine months ended September 30, 2013
(in thousands)	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer and Other	Finance Leases	Total

Allowance for originated loans and leases

Beginning balance	$7,533	$10,184	$4,981	$1,940	$5	$24,643

Charge-offs	(487)	(539)	(455)	(1,040)	0	(2,521)
Recoveries	1,490	457	32	296	0	2,275
Provision (credit)	(798)	795	751	582	(5)	1,325
Ending Balance	$7,738	$10,897	$5,309	$1,778	$0	$25,722

Nine months ended September 30, 2013
(in thousands)	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer and Other	Covered Loans	Total

Allowance for acquired loans

Beginning balance	$0	$0	$0	$0	$0	$0

Charge-offs	(2,930)	(32)	(577)	(25)	0	(3,564)
Recoveries	0	0	0	0	0	0
Provision (credit)	2,981	469	740	60	0	4,250
Ending Balance	$51	$437	$163	$35	$0	$686

At September 30, 2014 and December 31, 2013, the allocation of the allowance for loan and lease losses summarized on the basis of the Company’s impairment methodology was as follows:

(in thousands)	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer and Other	Finance Leases	Total

Allowance for originated loans and leases
September 30, 2014
Individually evaluated for impairment	$302	$0	$0	$0	$0	$302
Collectively evaluated for impairment	8,556	10,682	5,423	2,222	0	26,883
Ending balance	$8,858	$10,682	$5,423	$2,222	$0	$27,185

Allowance for acquired loans
September 30, 2014
Individually evaluated for impairment	$80	$80	$0	$0	$0	$160
Collectively evaluated for impairment	15	280	128	18	0	441
Ending balance	$95	$360	$128	$18	$0	$601

(in thousands)	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer and Other	Finance Leases	Total

Allowance for originated loans and leases
December 31, 2013
Individually evaluated for impairment	$0	$0	$0	$0	$0	$0
Collectively evaluated for impairment	8,406	10,459	5,771	2,059	5	26,700
Ending balance	$8,406	$10,459	$5,771	$2,059	$5	$26,700

Allowance for acquired loans
December 31, 2013
Individually evaluated for impairment	$0	$250	$0	$0	$0	$250
Collectively evaluated for impairment	168	520	274	58	0	1,020
Ending balance	$168	$770	$274	$58	$0	$1,270

The recorded investment in loans and leases summarized on the basis of the Company’s impairment methodology as of September 30, 2014 and December 31, 2013 was as follows:

(in thousands)	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer and Other	Finance Leases	Total

Originated loans and leases
September 30, 2014
Individually evaluated for impairment	$1,917	$7,889	$1,038	$0	$0	$10,844
Collectively evaluated for impairment	675,201	1,061,603	867,945	53,152	8,317	2,666,218
Total	$677,118	$1,069,492	$868,983	$53,152	$8,317	$2,677,062

(in thousands)	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer and Other	Covered Loans	Total

Acquired loans
September 30, 2014
Individually evaluated for impairment	$785	$1,582	$290	$0	$0	$2,657
Loans acquired with deteriorated credit quality	$1,142	$8,294	$8,215	$0	$20,910	$38,561
Collectively evaluated for impairment	100,674	356,333	83,154	1,119	0	541,280
Total	$102,601	$366,209	$91,659	$1,119	$20,910	$582,498

(in thousands)	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer and Other	Finance Leases	Total

Originated loans and leases
December 31, 2013
Individually evaluated for impairment	$4,664	16,269	$1,223	$0	$0	$22,156
Collectively evaluated for impairment	632,563	986,119	829,552	53,514	5,563	2,507,311
Total	$637,227	$1,002,388	$830,775	$53,514	$5,563	$2,529,467

(in thousands)	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer and Other	Covered Loans	Total

Acquired loans
December 31, 2013
Individually evaluated for impairment	$2,231	2,429	$73	$0	$0	$4,733
Loans acquired with deteriorated credit quality	2,558	10,263	9,355	0	24,633	46,809
Collectively evaluated for impairment	123,714	396,234	93,091	1,224	1,235	615,498
Total	$128,503	$408,926	$102,519	$1,224	$25,868	$667,040

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

24

	09/30/2014			12/31/2013
(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
Originated loans and leases with no related allowance

Commercial and industrial
Commercial and industrial other	$1,408	$1,432	$0	$4,664	$5,069	$0
Commercial real estate
Construction	0	0	0	6,073	11,683	0
Commercial real estate other	7,889	8,567	0	10,196	13,518	0
Residential real estate
Residential real estate other	1,038	1,129	0	1,223	1,299	0
Subtotal	$10,335	$11,128	$0	$22,156	$31,569	$0

Originated loans and leases with related allowance

Commercial and industrial
Commercial and industrial other	509	509	302	0	0	0
Subtotal	$509	$509	$302	$0	$0	$0
Total	$10,844	$11,637	$302	$22,156	$31,569	$0

	09/30/2014			12/31/2013
(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
Acquired loans and leases with no related allowance

Commercial and industrial
Commercial and industrial other	$341	$341	$0	$2,231	$5,081	$0
Commercial real estate
Commercial real estate other	1,311	1,311	0	1,960	1,960	0
Residential real estate
Residential real estate other	290	290	0	73	73	0
Subtotal	$1,942	$1,942	$0	$4,264	$7,114	$0

Acquired loans and leases with related allowance

Commercial and industrial
Commercial and industrial other	444	444	80	0	0	0
Commercial real estate
Commercial real estate other	271	271	80	469	719	250
Subtotal	$715	$715	$160	$469	$719	$250
Total	$2,657	$2,657	$160	$4,733	$7,833	$250

The average recorded investment and interest income recognized on impaired loans for the three months ended September 30, 2014 and 2013 was as follows:

	Three Months Ended		Three Months Ended
	09/30/2014		09/30/2013
(in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Originated loans and leases with no related allowance

Commercial and industrial
Commercial and industrial other	1,422	0	4,040	0
Commercial real estate
Construction	0	0	6,184	0
Commercial real estate other	7,940	42	13,918	0
Residential real estate
Residential real estate other	1,038	0	1,047	0
Subtotal	$10,400	$42	$25,189	$0

Originated loans and leases with related allowance

Commercial and industrial
Commercial and industrial other	511	7	1,544	0
Commercial real estate
Commercial real estate other	0	0	360	0
Subtotal	$511	$7	$1,904	$0
Total	$10,911	$49	$27,093	$0

	Three Months Ended		Three Months Ended
	09/30/2014		09/30/2013
(in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Acquired loans and leases with no related allowance

Commercial and industrial
Commercial and industrial other	343	0	1,327	0
Commercial real estate
Commercial real estate other	1,312	0	2,764	5
Residential real estate other	290	0	85	0
Subtotal	$1,945	$0	$4,176	$5

Acquired loans and leases with related allowance

Commercial and industrial
Commercial and industrial other	449	0	0	0
Commercial real estate
Commercial real estate other	271	0	701	0
Subtotal	$720	$0	$701	$0
Total	$2,665	$0	$4,877	$5

	Nine Months Ended		Nine Months Ended
	09/30/2014		09/30/2013
(in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Originated loans and leases with no related allowance

Commercial and industrial
Commercial and industrial other	1,636	0	4,057	0
Commercial real estate
Construction	0	0	6,374	0
Commercial real estate other	7,871	42	12,892	0
Residential real estate
Residential real estate other	1,038	0	1,047	0
Subtotal	$10,545	$42	$24,370	$0

Originated loans and leases with related allowance

Commercial and industrial
Commercial and industrial other	511	7	1,560	0
Commercial real estate
Commercial real estate other	0	0	319	0
Subtotal	$511	$7	$1,879	$0
Total	$11,056	$49	$26,249	$0

	Nine Months Ended		Nine Months Ended
	09/30/2014		09/30/2013
(in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Acquired loans and leases with no related allowance

Commercial and industrial
Commercial and industrial other	346	0	2,783	5
Commercial real estate
Commercial real estate other	1,333	0	2,785	31
Residential real estate
Residential real estate other	290	0	85	0
Subtotal	$1,969	$0	$5,653	$36

Acquired loans and leases with related allowance

Commercial and industrial
Commercial and industrial other	454	0	0	0
Commercial real estate
Commercial real estate other	271	0	0	0
Residential real estate
Residential real estate other	0	0	718	4
Subtotal	$725	$0	$718	$4
Total	$2,694	$0	$6,371	$40

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

There we no loans modified in a TDR for the quarter ending September 30, 2014.

The following tables present information on loans modified in troubled debt restructuring during the periods indicated.

September 30, 2013	Three months ended
				Defaulted TDRs[4]
(in thousands)	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Loans	Post-Modification Outstanding Recorded Investment

Commercial and industrial
Commercial and industrial other[1]	4	$1,275	1,275	0	$0
Commercial real estate
Commercial real estate other[2]	6	1,530	1,530	0	0
Residential real estate
Residential real estate other[3]	1	195	195	0	0
Total	11	$3,000	3,000	0	$0

[1] Represents the following concessions: extension of term and reduction of rate (3 loans: $1.2 million) and extended term (1 loan: $87,000)
[2] Represents the following concessions: extension of term and reduction of rate
[3] Represents the following concessions: extension of term and reduction of rate
4 TDRs that defaulted in the quarter ended September 30, 2013 that had been restructured in the prior twelve months.

September 30, 2014	Nine months ended
				Defaulted TDRs[3]
(in thousands)	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Loans	Post-Modification Outstanding Recorded Investment

Commercial and industrial
Commercial and industrial other[1]	1	$88	88	0	$0
Commercial real estate
Commercial real estate other[2]	1	$480	480	1	$63
Residential real estate
Residential real estate other	0	0	0	1	195
Total	2	$568	568	2	$258

1 Represents the following concessions: extension of term and reduction of rate

2 Represents the following concessions: extension of term and reduction of rate

3 TDRs that defaulted during the nine months ended September 30, 2014, that had been restructured in the prior twelve months.

September 30, 2013	Nine months ended
				Defaulted TDRs[4]
(in thousands)	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Loans	Post-Modification Outstanding Recorded Investment

Commercial and industrial
Commercial and industrial other[1]	6	$1,414	1,414	0	$0
Commercial real estate
Commercial real estate other[2]	9	1,901	1,901	0	0
Residential real estate
Residential real estate other[3]	1	195	195	0	0
Total	16	$3,510	3,510	0	$0

1 Represents the following concessions: extension of term and reduction in rate (5 loans: $1.3 million ) and extended term (1 loan: $87,000)

2 Represents the following concessions: extension of term and reduction of rate (8 loans: $1.8 million) and extension of term (1 loan: $129,000)

3 Represents the following concessions: extension of term and reduction of rate

4 TDRs that defaulted during the nine months ended September 30, 2013, that had been restructured in the prior twelve months.

The following tables present credit quality indicators (internal risk grade) by class of commercial and industrial loans and commercial real estate loans as of September 30, 2014 and December 31, 2013.

September 30, 2014
	Commercial	Commercial	Commercial	Commercial	Commercial
	and Industrial	and Industrial	Real Estate	Real Estate	Real Estate
(in thousands)	Other	Agriculture	Other	Agriculture	Construction	Total
Originated Loans and Leases
Internal risk grade:
Pass	$608,164	$49,405	$930,551	$56,540	$48,207	$1,692,867
Special Mention	11,146	197	12,503	227	3,781	27,854
Substandard	7,980	226	17,292	391	0	25,889
Total	$627,290	$49,828	$960,346	$57,158	$51,988	$1,746,610

September 30, 2014
	Commercial	Commercial	Commercial	Commercial	Commercial
	and Industrial	and Industrial	Real Estate	Real Estate	Real Estate
(in thousands)	Other	Agriculture	Other	Agriculture	Construction	Total
Acquired Loans and Leases
Internal risk grade:
Pass	$99,323	$0	$296,680	$3,182	$37,986	$437,171
Special Mention	109	0	7,496	0	0	7,605
Substandard	3,169	0	17,538	0	3,327	24,034
Total	$102,601	$0	$321,714	$3,182	$41,313	$468,810

December 31, 2013
	Commercial	Commercial	Commercial	Commercial	Commercial
	and Industrial	and Industrial	Real Estate	Real Estate	Real Estate
(in thousands)	Other	Agriculture	Other	Agriculture	Construction	Total
Originated Loans and Leases
Internal risk grade:
Pass	$531,293	$72,997	$869,488	$52,054	$36,396	$1,562,228
Special Mention	20,688	100	17,536	123	3,918	42,365
Substandard	10,458	1,691	16,296	450	6,127	35,022
Total	$562,439	$74,788	$903,320	$52,627	$46,441	$1,639,615

December 31, 2013
	Commercial	Commercial	Commercial	Commercial	Commercial
	and Industrial	and Industrial	Real Estate	Real Estate	Real Estate
(in thousands)	Other	Agriculture	Other	Agriculture	Construction	Total
Acquired Loans and Leases
Internal risk grade:
Pass	$116,160	$0	$363,427	$1,150	$5,809	$486,546
Special Mention	3,821	0	11,516	1,985	0	17,322
Substandard	8,522	0	22,028	0	3,011	33,561
Total	$128,503	$0	$396,971	$3,135	$8,820	$537,429

The following tables present credit quality indicators by class of residential real estate loans and by class of consumer loans. Nonperforming loans include nonaccrual, impaired, and loans 90 days past due and accruing interest. All other loans are considered performing as of September 30, 2014 and December 31, 2013. For purposes of this footnote, acquired loans that were recorded at fair value at the acquisition date and are 90 days or greater past due are considered performing.

September 30, 2014
(in thousands)	Residential Home Equity	Residential Mortgages	Consumer Indirect	Consumer Other	Total
Originated Loans and Leases
Performing	$181,384	$678,804	$18,753	$33,947	$912,888
Nonperforming	1,610	7,185	72	380	9,247
Total	$182,994	$685,989	$18,825	$34,327	$922,135

September 30, 2014
(in thousands)	Residential Home Equity	Residential Mortgages	Consumer Indirect	Consumer Other	Total
Acquired Loans and Leases
Performing	$57,626	$31,612	$0	$1,119	$90,357
Nonperforming	833	1,588	0	0	2,421
Total	$58,459	$33,200	$0	$1,119	$92,778

December 31, 2013
(in thousands)	Residential Home Equity	Residential Mortgages	Consumer Indirect	Consumer Other	Total
Originated Loans and Leases
Performing	$170,270	$651,139	$20,986	$32,274	$874,669
Nonperforming	1,539	7,827	216	38	9,620
Total	$171,809	$658,966	$21,202	$32,312	$884,289

December 31, 2013
(in thousands)	Residential Home Equity	Residential Mortgages	Consumer Indirect	Consumer Other	Total
Acquired Loans and Leases
Performing	$65,339	$33,014	$5	$1,219	$99,577
Nonperforming	1,844	2,322	0	0	4,166
Total	$67,183	$35,336	$5	$1,219	$103,743

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

Changes in the FDIC indemnification asset during the nine months ended September 30, 2014 are shown below.

Nine months ended September 30, 2014

(in thousands)	Nine Months Ended

Balance, beginning of the period	$4,790
Discount accretion of the present value at the acquisition date	44
Prospective adjustment for additional cash flows	(1,520)
Increase due to impairment on covered loans	0
Reimbursements from the FDIC	(1,016)
Balance, end of period	$2,298

8. Earnings Per Share

Earnings per share in the table below, for the three and nine month periods ending September 30, 2014 and 2013 are calculated under the two-class method as required by ASC Topic 260, Earnings Per Share. ASC 260 provides that unvested share-based payment awards that contain nonforfeitable rights to dividends are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. The Company has issued restricted stock awards that contain such rights and are therefore considered participating securities. Basic earnings per common share are calculated by dividing net income allocable to common stock by the weighted average number of common shares, excluding participating securities, during the period. Diluted earnings per common share include the dilutive effect of additional potential shares from stock compensations awards.

	Three Months Ended
(in thousands, except share and per share data)	09/30/2014	09/30/2013
Basic
Net income available to common shareholders	$13,722	$14,049
Less: dividends and undistributed earnings allocated to unvested restricted stock awards	(119)	(137)
Net earnings allocated to common shareholders	13,603	13,912

Weighted average shares outstanding, including participating securities	14,839,663	14,658,056

Less: average participating securities	(127,954)	(143,003)
Weighted average shares outstanding - Basic	14,711,709	14,515,053

Diluted
Net earnings allocated to common shareholders	13,603	13,912

Weighted average shares outstanding - Basic	14,711,709	14,515,053

Dilutive effect of common stock options or restricted stock awards	83,634	107,459

Weighted average shares outstanding - Diluted	14,795,343	14,622,512

Basic EPS	0.92	0.96
Diluted EPS	0.92	0.95

The dilutive effect of common stock options or restricted awards calculation for the three months ended September 30, 2014 and 2013 excludes stock options, stock appreciation rights and restricted stock awards covering an aggregate of 208,324 and 221,525 shares, respectively, because the exercise prices were greater than the average market price during these periods.

	Nine Months Ended
(in thousands, except share and per share data)	09/30/2014	09/30/2013
Basic
Net income available to common shareholders	$39,352	$36,565
Less: dividends and undistributed earnings allocated to unvested restricted stock awards	(353)	(284)
Net earnings allocated to common shareholders	38,999	36,281

Weighted average shares outstanding, including participating securities	14,821,992	14,539,728

Less: average participating securities	(133,066)	(99,794)
Weighted average shares outstanding - Basic	14,688,926	14,439,934

Diluted
Net earnings allocated to common shareholders	38,999	36,281

Weighted average shares outstanding - Basic	14,688,926	14,439,934

Dilutive effect of common stock options or restricted stock awards	108,594	80,848

Weighted average shares outstanding - Diluted	14,797,520	14,520,782

Basic EPS	2.65	2.51
Diluted EPS	2.64	2.50

The dilutive effect of common stock options or restricted awards calculation for the nine months ended September 30, 2014 and 2013 excludes stock options, stock appreciation rights and restricted stock awards covering an aggregate of 116,527 and 283,725 shares, respectively, because the exercise prices were greater than the average market price during these periods.

9. Other Comprehensive Income (Loss)

The following table presents reclassifications out of the accumulated other comprehensive income for the three and nine month periods ended September 30, 2014 and 2013.

	Three months ended September 30, 2014
(in thousands)	Before-Tax Amount	Tax (Expense) Benefit	Net of Tax
Available-for-sale securities:
Change in net unrealized gain/loss during the period	$(6,871)	$2,748	$(4,123)
Reclassification adjustment for net realized gain on sale of available-for-sale securities included in net income	(20)	8	(12)
Net unrealized losses	(6,891)	2,756	(4,135)

Employee benefit plans:
Amortization of net retirement plan actuarial gain	266	(107)	159
Amortization of net retirement plan prior service cost	1	0	1
Employee benefit plans	267	(107)	160
Other comprehensive (loss) income	$(6,624)	$2,649	$(3,975)

	Three months ended September 30, 2013
(in thousands)	Before-Tax Amount	Tax (Expense) Benefit	Net of Tax
Available-for-sale securities:
Change in net unrealized gain/loss during the period	$(531)	$213	$(318)
Reclassification adjustment for net realized gain on sale of available-for-sale securities included in net income	(281)	112	(169)
Reclassification adjustment for credit impairment on available-for-sale
Net unrealized losses	(812)	325	(487)

Employee benefit plans:
Amortization of net retirement plan actuarial loss	645	(258)	387
Amortization of net retirement plan prior service cost	14	(6)	8
Amortization of net retirement plan transition liability	13	(5)	8
Employee benefit plans	672	(269)	403
Other comprehensive (loss) income	$(140)	$56	$(84)

	Nine months ended September 30, 2014
(in thousands)	Before-Tax Amount	Tax (Expense) Benefit	Net of Tax
Available-for-sale securities:
Change in net unrealized gain/loss during the period	$13,195	$(5,277)	$7,918
Reclassification adjustment for net realized gain on sale of available-for-sale securities included in net income	(151)	61	(90)
Net unrealized gains	13,044	(5,216)	7,828

Employee benefit plans:
Amortization of net retirement plan actuarial gain	798	(319)	479
Amortization of net retirement plan prior service cost	3	(1)	2
Employee benefit plans	801	(320)	481
Other comprehensive income (loss)	$13,845	$(5,536)	$8,309

	Nine months ended September 30, 2013
(in thousands)	Before-Tax Amount	Tax (Expense) Benefit	Net of Tax
Available-for-sale securities:
Change in net unrealized gain/loss during the period	$(44,028)	$17,608	$(26,420)
Reclassification adjustment for net realized gain on sale of available-for-sale securities included in net income	(723)	289	(434)
Reclassification adjustment for credit impairment on available-for-sale
Net unrealized losses	(44,751)	17,897	(26,854)

Employee benefit plans:
Amortization of net retirement plan actuarial loss	1,934	(774)	1,160
Amortization of net retirement plan prior service cost	44	(18)	26
Amortization of net retirement plan transition liability	38	(15)	23
Employee benefit plans	2,016	(807)	1,209

Other comprehensive (loss) income	$(42,735)	$17,090	$(25,645)

The following table presents the activity in our accumulated other comprehensive income for the periods indicated:

(in thousands)	Available-for- Sale Securities	Employee Benefit Plans	Accumulated Other Comprehensive Income
Balance at July 1, 2014	$3,606	$(16,441)	$(12,835)
Other comprehensive income (loss) before reclassifications	(4,123)	0	(4,123)
Amounts reclassified from accumulated other comprehensive income	(12)	160	148
Net current-period other comprehensive (loss) income	(4,135)	160	(3,975)
Balance at September 30, 2014	$(529)	$(16,281)	$(16,810)

Balance at January 1, 2014	$(8,357)	$(16,762)	$(25,119)
Other comprehensive income (loss) before reclassifications	7,918	0	7,918
Amounts reclassified from accumulated other comprehensive (loss) income	(90)	481	391
Net current-period other comprehensive income	7,828	481	8,309
Balance at September 30, 2014	$(529)	$(16,281)	$(16,810)

(in thousands)	Available-for- Sale Securities	Employee Benefit Plans	Accumulated Other Comprehensive Income
Balance at July 1, 2013	$(11)	$(27,656)	$(27,667)
Other comprehensive (loss) income before reclassifications	(318)	0	(318)
Amounts reclassified from accumulated other comprehensive (loss) income	(169)	403	234
Net current-period other comprehensive (loss) income	(487)	403	(84)
Balance at September 30, 2013	$(498)	$(27,253)	$(27,751)

Balance at January 1, 2013	$26,356	$(28,462)	$(2,106)
Other comprehensive (loss) income before reclassifications	(26,420)	0	(26,420)
Amounts reclassified from accumulated other comprehensive (loss) income	(434)	1,209	775
Net current-period other comprehensive (loss) income	(26,854)	1,209	(25,645)
Balance at September 30, 2013	$(498)	$(27,253)	$(27,751)

The following tables present the amounts reclassified out of each component of accumulated other comprehensive income for the three and nine months ended September 30, 2014 and 2013.

Three months ended September 30, 2014
Details about Accumulated other Comprehensive Income Components (in thousands)	Amount Reclassified from Accumulated Other Comprehensive Income[1]	Affected Line Item in the Statement Where Net Income is Presented
Available-for-sale securities:
Unrealized gains and losses on available-for-sale securities	$20	Net gain on securities transactions
	(8)	Tax expense
	12	Net of tax
Employee benefit plans:
Amortization of the following [2]
Net retirement plan actuarial loss	(266)
Net retirement plan prior service cost	(1)
	(267)	Total before tax
	107	Tax benefit
	(160)	Net of tax

Nine months ended September 30, 2014
Details about Accumulated other Comprehensive Income Components (in thousands)	Amount Reclassified from Accumulated Other Comprehensive Income[1]	Affected Line Item in the Statement Where Net Income is Presented
Available-for-sale securities:
Unrealized gains and losses on available-for-sale securities	$151	Net gain on securities transactions
	(61)	Tax expense
	90	Net of tax
Employee benefit plans:
Amortization of the following [2]
Net retirement plan actuarial loss	(798)
Net retirement plan prior service cost	(3)
	(801)	Total before tax
	320	Tax benefit
	(481)	Net of tax

Three months ended September 30, 2013
Details about Accumulated other Comprehensive Income Components (in thousands)	Amount Reclassified from Accumulated Other Comprehensive Income[1]	Affected Line Item in the Statement Where Net Income is Presented
Available-for-sale securities:
Unrealized gains and losses on available-for-sale securities	$281	Net gain on securities transactions
	(112)	Tax expense
	169	Net of tax
Employee benefit plans:
Amortization of the following [2]
Net retirement plan actuarial loss	(645)
Net retirement plan prior service cost	(14)
Net retirement plan transition liability	(13)
	(672)	Total before tax
	269	Tax benefit
	(403)	Net of tax

Nine months ended September 30, 2013
Details about Accumulated other Comprehensive Income Components (in thousands)	Amount Reclassified from Accumulated Other Comprehensive Income[1]	Affected Line Item in the Statement Where Net Income is Presented
Available-for-sale securities:
Unrealized gains and losses on available-for-sale securities	$723	Net gain on securities transactions
	(289)	Tax expense
	434	Net of tax
Employee benefit plans:
Amortization of the following [2]
Net retirement plan actuarial loss	(1,934)
Net retirement plan prior service cost	(44)
Net retirement plan transition liability	(38)
	(2,016)	Total before tax
	807	Tax benefit
	(1,209)	Net of tax

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

Components of Net Periodic Benefit Cost

	Pension Benefits		Life and Health		SERP Benefits
	Three Months Ended		Three Months Ended		Three Months Ended
(in thousands)	09/30/2014	09/30/2013	09/30/2014	09/30/2013	09/30/2014	09/30/2013
Service cost	$608	$729	$50	$66	$56	$120
Interest cost	767	672	92	86	216	184
Expected return on plan assets	(1,256)	(1,002)	0	0	0	0
Amortization of net retirement plan actuarial loss	215	506	0	24	51	115
Amortization of net retirement plan prior service cost (credit)	(31)	(31)	4	4	28	41
Amortization of net retirement plan transition liability	0	0	0	13	0	0
Net periodic benefit cost	$303	$874	$146	$193	$351	$460

Components of Net Period Benefit Cost

	Pension Benefits		Life and Health		SERP Benefits
	Nine Months Ended		Nine Months Ended		Nine Months Ended
(in thousands)	09/30/2014	09/30/2013	09/30/2014	09/30/2013	09/30/2014	09/30/2013
Service cost	$1,825	$2,187	$151	$199	$167	$359
Interest cost	2,302	2,016	275	259	649	553
Expected return on plan assets	(3,768)	(3,007)	0	0	0	0
Amortization of net retirement plan actuarial loss	644	1,517	0	72	154	345
Amortization of net retirement plan prior service cost (credit)	(92)	(92)	12	12	84	124
Amortization of net retirement plan transition liability	0	0	0	38	0	0
Net periodic benefit cost	$911	$2,621	$438	$580	$1,054	$1,381

The net periodic benefit cost for the Company’s benefit plans are recorded as a component of salaries and benefits in the consolidated statements of income.

The Company realized approximately $481,000 and $1.2 million, net of tax, as amortization of amounts previously recognized in accumulated other comprehensive income, for the nine months ended September 30, 2014 and 2013, respectively.

The Company is not required to contribute to the pension plan in 2014, but it may make voluntary contributions. The Company did not contribute to the pension plan in the nine months ended September 30, 2014 or 2013.

11. Other Income and Operating Expense

Other income and operating expense totals are presented in the table below. Components of these totals exceeding 1% of the aggregate of total noninterest income and total noninterest expenses for any of the years presented below are stated separately.

	Three Months Ended		Nine Months Ended
(in thousands)	09/30/2014	09/30/2013	09/30/2014	09/30/2013
Noninterest Income
Other service charges	$708	$959	$2,511	$2,569
Increase in cash surrender value of corporate owned life insurance	456	444	1,431	1,482
Net gain on sale of loans	125	115	345	212
Other income	603	1,854	1,842	3,285
Total other income	$1,892	$3,372	$6,129	$7,548
Noninterest Expenses
Marketing expense	$1,029	$1,055	$3,448	$3,597
Professional fees	1,585	1,490	4,484	4,255
Legal fees	130	410	1,191	1,532
Software licensing and maintenance	1,196	1,082	3,512	3,642
Cardholder expense	678	827	2,076	2,363
Other expenses	5,805	4,679	15,800	14,321
Total other operating expense	$10,423	$9,543	$30,511	$29,710

12. Financial Guarantees

The Company currently does not issue any guarantees that would require liability recognition or disclosure, other than standby letters of credit. The Company extends standby letters of credit to its customers in the normal course of business. The standby letters of credit are generally short-term. As of September 30, 2014, the Company’s maximum potential obligation under standby letters of credit was $60.5 million compared to $62.6 million at December 31, 2013. Management uses the same credit policies to extend standby letters of credit that it uses for on-balance sheet lending decisions and may require collateral to support standby letters of credit based upon its evaluation of the counterparty. Management does not anticipate any significant losses as a result of these transactions, and has determined that the fair value of standby letters of credit is not significant.

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

As of and for the three months ended September 30, 2014
(in thousands)	Banking	Insurance	Wealth Management	Intercompany	Consolidated
Interest income	$46,583	$1	$35	$(1)	$46,618
Interest expense	5,044	0	0	(1)	5,043
Net interest income	41,539	1	35	0	41,575
Provision for loan and lease losses	(59)	0	0	0	(59)
Noninterest income	6,607	7,555	3,746	(353)	17,555
Noninterest expense	30,129	5,977	2,784	(353)	38,537
Income before income tax expense	18,076	1,579	997	0	20,652
Income tax expense	5,903	653	341	0	6,897
Net Income attributable to noncontrolling interests and Tompkins Financial Corporation	12,173	926	656	0	13,755
Less: Net income attributable to noncontrolling interests	33	0	0	0	33
Net Income attributable to Tompkins Financial Corporation	$12,140	$926	$656	$0	$13,722

Depreciation and amortization	$1,320	$75	$36	$0	$1,431
Assets	5,049,237	34,742	13,634	(6,694)	5,090,919
Goodwill	64,500	19,662	8,081	0	92,243
Other intangibles, net	9,681	4,987	538	0	15,206
Net loans and leases	3,229,683	0	0	0	3,229,683
Deposits	4,219,127	0	0	(6,267)	4,212,860
Total Equity	453,317	27,177	10,117	0	490,611

As of and for the three months ended September 30, 2013
(in thousands)	Banking	Insurance	Wealth Management	Intercompany	Consolidated
Interest income	$46,334	$2	$45	$(2)	$46,379
Interest expense	5,908	0	0	(2)	5,906
Net interest income	40,426	2	45	0	40,473
Provision for loan and lease losses	2,049	0	0	0	2,049
Noninterest income	7,956	7,077	3,877	(382)	18,528
Noninterest expense	29,552	5,532	2,852	(382)	37,554
Income before income tax expense	16,781	1,547	1,070	0	19,398
Income tax expense	4,308	646	362	0	5,316
Net Income attributable to noncontrolling interests and Tompkins Financial Corporation	12,473	901	708	0	14,082
Less: Net income attributable to noncontrolling interests	33	0	0	0	33
Net Income attributable to Tompkins Financial Corporation	$12,440	$901	$708	$0	$14,049

Depreciation and amortization	$1,310	$51	$33	$0	$1,394
Assets	4,894,161	34,087	12,702	(8,522)	4,932,428
Goodwill	64,500	19,559	8,081	0	92,140
Other intangibles, net	11,070	5,150	621	0	16,841
Net loans and leases	3,092,904	0	0	0	3,092,904
Deposits	3,980,890	0	0	(8,134)	3,972,756
Total Equity	408,102	25,524	10,650	0	444,276

For the nine months ended September 30, 2014
(in thousands)	Banking	Insurance	Wealth Management	Intercompany	Consolidated
Interest income	$137,703	$5	$100	$(5)	$137,803
Interest expense	15,688	2	0	(5)	15,685
Net interest income	122,015	3	100	0	122,118
Provision for loan and lease losses	751	0	0	0	751
Noninterest income	19,835	21,918	11,990	(1,034)	52,709
Noninterest expense	90,560	17,541	8,608	(1,034)	115,675
Income before income tax expense	50,539	4,380	3,482	0	58,401
Income tax expense	15,982	1,776	1,193	0	18,951
Net Income attributable to noncontrolling interests and Tompkins Financial Corporation	34,557	2,604	2,289	0	39,450
Less: Net income attributable to noncontrolling interests	98	0	0	0	98
Net Income attributable to Tompkins Financial Corporation	$34,459	$2,604	$2,289	$0	$39,352

Depreciation and amortization	$3,909	$184	$110	$0	$4,203

For the nine months ended September 30, 2013
(in thousands)	Banking	Insurance	Wealth Management	Intercompany	Consolidated
Interest income	$136,647	$5	$149	$(5)	$136,796
Interest expense	18,297	0	0	(5)	18,292
Net interest income	118,350	5	149	0	118,504
Provision for loan and lease losses	5,576	0	0	0	5,576
Noninterest income	20,410	21,371	11,813	(1,135)	52,459
Noninterest expense	88,555	16,589	8,842	(1,135)	112,851
Income before income tax expense	44,629	4,787	3,120	0	52,536
Income tax expense	12,883	1,935	1,055	0	15,873
Net Income attributable to noncontrolling interests and Tompkins Financial Corporation	31,746	2,852	2,065	0	36,663
Less: Net income attributable to noncontrolling interests	98	0	0	0	98
Net Income attributable to Tompkins Financial Corporation	$31,648	$2,852	$2,065	$0	$36,565

Depreciation and amortization	$4,021	$160	$103	$0	$4,284

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

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of September 30, 2014 and December 31, 2013, segregated by the level of valuation inputs within the fair value hierarchy used to measure fair value.

Recurring Fair Value Measurements
September 30, 2014
(in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Trading securities
Obligations of U.S. Government sponsored entities	$7,631	$0	$7,631	$0
Mortgage-backed securities – residential
U.S. Government sponsored entities	1,842	0	1,842	0
Available-for-sale securities
Obligations of U.S. Government sponsored entities	590,894	0	590,894	0
Obligations of U.S. states and political subdivisions	70,502	0	70,502	0
Mortgage-backed securities – residential, issued by:
U.S. Government agencies	119,717	0	119,717	0
U.S. Government sponsored entities	589,779	0	589,779	0
Non-U.S. Government agencies or sponsored entities	280	0	280	0
U.S. corporate debt securities	2,163	0	2,163	0
Equity securities	1,421	0	0	1,421

Borrowings
Other borrowings	11,032	0	11,032	0

The change in the fair value of the $1.4 million of available-for-sale securities valued using significant unobservable inputs (level 3), between January 1, 2014 and September 30, 2014 was immaterial.

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

There were no transfers between Levels 1, 2 and 3 for the three months ended September 30, 2014.

The Company determines fair value for its trading securities using independently quoted market prices. The Company determines fair value for its available-for-sale securities using an independent bond pricing service for identical assets or very similar securities. The Company has reviewed the pricing sources, including methodologies used, and finds them to be fairly stated.

Fair values of borrowings are estimated using Level 2 inputs based upon observable market data. The Company determines fair value for its borrowings using a discounted cash flow technique based upon expected cash flows and current spreads on FHLB advances with the same structure and terms. The Company also receives pricing information from third parties, including the FHLB. The pricing obtained is considered representative of the transfer price if the liabilities were assumed by a third party. The Company’s potential credit risk did not have a material impact on the quoted settlement prices used in measuring the fair value of the FHLB borrowings at September 30, 2014.

Certain assets are measured at fair value on a nonrecurring basis. For the Company, these include loans held for sale, collateral dependent impaired loans, and other real estate owned (“OREO”). During the third quarter of 2014, certain collateral dependent impaired loans were remeasured and reported at fair value through a specific valuation allowance and/or partial charge-offs for loan and lease losses based upon the fair value of the underlying collateral. Collateral values are estimated using Level 2 inputs based upon observable market data. In addition to collateral dependent impaired loans, certain other real estate owned were remeasured and reported at fair value based upon the fair value of the underlying collateral. The fair values of other real estate owned are estimated using Level 2 inputs based on observable market data or Level 3 inputs based on customized discounting criteria. In general, the fair values of other real estate owned are based upon appraisals, with discounts made to reflect estimated costs to sell the real estate. Upon initial recognition, fair value write-downs on other real estate owned are taken through a charge-off to the allowance for loan and lease losses. Subsequent fair value write-downs on other real estate owned are reported in other noninterest expense.

Three months ended September 30, 2014
		Fair value measurements at reporting			Gain (losses) from fair
		date using:			value changes
	As of	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs	Three months ended
Assets:	09/30/2014	(Level 1)	(Level 2)	(Level 3)	09/30/2014
Impaired Loans	$8,149	$0	$8,149	$0	$(67)
Other real estate owned	2,689	0	2,689	0	10

Three months ended September 30, 2013
		Fair value measurements at reporting			Gain (losses) from fair
		date using:			value changes
	As of	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs	Three months ended
Assets:	09/30/2013	(Level 1)	(Level 2)	(Level 3)	09/30/2013
Impaired Loans	$5,405	$0	$5,405	$0	$(650)
Other real estate owned	2,718	0	2,718	0	(56)

Nine months ended September 30, 2014
		Fair value measurements at reporting			Gain (losses) from fair
		date using:			value changes
	As of	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs	Nine months ended
Assets:	09/30/2014	(Level 1)	(Level 2)	(Level 3)	09/30/2014
Impaired Loans	$9,226	$0	$9,226	$0	$(252)
Other real estate owned	5,182	0	5,182	0	(32)

Nine months ended September 30, 2013
		Fair value measurements at reporting			Gain (losses) from fair
		date using:			value changes
	As of	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs	Nine months ended
Assets:	09/30/2013	(Level 1)	(Level 2)	(Level 3)	09/30/2013
Impaired Loans	$10,530	$0	$10,530	$0	$(884)
Other real estate owned	1,625	0	1,625	0	(247)

The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments at September 30, 2014 and December 31, 2013. The carrying amounts shown in the table are included in the Consolidated Statements of Condition under the indicated captions.

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

Estimated Fair Value of Financial Instruments
September 30, 2014
(in thousands)	Carrying Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets:

Cash and cash equivalents	$85,117	$85,117	$85,117	$0	$0
Securities - held to maturity	47,608	48,017	0	48,017	0
FHLB stock	14,838	14,838	0	14,838	0
Accrued interest receivable	16,494	16,494	0	16,494	0
Loans/leases, net[1]	3,229,683	3,248,727	0	9,226	3,239,501

Financial Liabilities:

Time deposits	$930,796	$932,938	$0	$932,938	$0
Other deposits	3,282,064	3,282,064	0	3,282,064	0
Fed funds purchased and securities sold under agreements to repurchase	128,368	132,383	0	132,383	0
Other borrowings	155,477	155,739	0	155,739	0
Accrued interest payable	1,827	1,827	0	1,827	0
Trust preferred debentures	37,298	43,904	0	43,904	0

Estimated Fair Value of Financial Instruments

December 31, 2013

(in thousands)	Carrying Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets:

Cash and cash equivalents	$82,884	$82,884	$82,884	$0	$0
Securities - held to maturity	18,980	19,625	0	19,625	0
FHLB and FRB stock	25,041	25,041	0	25,041	0
Accrued interest receivable	16,586	16,586	0	16,586	0
Loans/leases, net[1]	3,166,314	3,201,837	0	6,846	3,194,991

Financial Liabilities:

Time deposits	$865,702	$870,857	$0	$870,857	$0
Other deposits	3,081,514	3,081,514	0	3,081,514	0
Fed funds purchased and securities sold under agreements to repurchase	167,724	173,425	0	173,425	0
Other borrowings	320,239	326,193	0	326,193	0
Accrued interest payable	2,121	2,121	0	2,121	0
Trust preferred debentures	37,169	41,673	0	41,673	0

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

BUSINESS

Corporate Overview and Strategic Initiatives

Tompkins Financial Corporation (“Tompkins” or the “Company”) is headquartered in Ithaca, New York and is registered as a Financial Holding Company with the Federal Reserve Board under the Bank Holding Company Act of 1956, as amended. The Company is a locally oriented, community-based financial services organization that offers a full array of products and services, including commercial and consumer banking, leasing, trust and investment management, financial planning and wealth management, insurance, and brokerage services. At September 30, 2014, the Company’s subsidiaries included: four wholly-owned banking subsidiaries, Tompkins Trust Company (the “Trust Company”), The Bank of Castile (DBA Tompkins Bank of Castile), Mahopac Bank (formerly known as Mahopac National Bank, DBA Tompkins Mahopac Bank), VIST Bank (DBA Tompkins VIST Bank); and a wholly-owned insurance agency subsidiary, Tompkins Insurance Agencies, Inc. (“Tompkins Insurance”). TFA Wealth Management and the trust division of the Trust Company provide a full array of investment services under the Tompkins Financial Advisors brand, including investment management, trust and estate, financial and tax planning as well as life, disability and long-term care insurance services. The Company’s principal offices are located at The Commons, Ithaca, New York, 14851, and its telephone number is (888) 503-5753. The Company’s common stock is traded on the NYSE MKT LLC under the Symbol “TMP.”

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

Acquisitions

On January 31, 2014, Tompkins Insurance acquired certain assets of Breakthrough Benefits, LLC, an employee benefits company located in Downingtown, Pennsylvania, in a cash transaction. The principal partner continued as an employee of Tompkins Insurance after the acquisition. The aggregate purchase price for the assets was $350,000. In addition to $210,000 paid at closing, consideration includes two annual post-closing payments of $70,000 payable on subsequent anniversary dates. Payment is contingent upon certain criteria being met, which Tompkins considers to be likely. The purchase price was allocated as follows: goodwill of $103,000, customer related intangibles of $102,000 and a covenant-not-to-compete of $142,000. The value of the customer related intangible is being amortized over 15 years, while the covenant-not-to-compete will be amortized over 5 years commencing with the departure of the principal. The goodwill is not being amortized but will be evaluated annually for impairment. At the end of the third quarter 2014, Tompkins Insurance purchased the employee benefits book of business from Aigen Financial Group, LLC. of Ithaca, New York in a cash transaction. The purchase price of $205,000 was allocated as follows: customer related intangibles of $140,000 and a covenant-not-to-compete of $65,000. The value of the customer related intangible is being amortized over 15 years, while the covenant-not-to-compete will be amortized over 5 years.

Business Segments

Banking services consist primarily of attracting deposits from the areas served by the Company’s four banking subsidiaries’ 66 banking offices (46 offices in New York and 20 offices in Pennsylvania) and using those deposits to originate a variety of commercial loans, consumer loans, real estate loans (including commercial loans collateralized by real estate), and leases. The Company’s lending function is managed within the guidelines of a comprehensive Board-approved lending policy. Reporting systems are in place to provide management with ongoing information related to loan production, loan quality, concentrations of credit, loan delinquencies, and nonperforming and potential problem loans. Banking services also include a full suite of products such as debit cards, credit cards, remote deposit, electronic banking, mobile banking, cash management, and safe deposit services.

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

OTHER IMPORTANT INFORMATION

The following discussion is intended to provide an understanding of the consolidated financial condition and results of operations of the Company for the three and nine months ended September 30, 2014. It should be read in conjunction with the Company’s Audited Consolidated Financial Statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, and the Unaudited Consolidated Financial Statements and notes thereto included in Part I of this Quarterly Report on Form 10-Q.

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

In this Report there are comparisons of the Company’s performance to that of a peer group. Unless otherwise stated, this peer group is comprised of the group of 117 domestic bank holding companies with $3 billion to $10 billion in total assets as defined in the Federal Reserve’s “Bank Holding Company Performance Report” for June 30, 2014 (the most recent report available).

OVERVIEW

Net income for the third quarter was $13.7 million or $0.92 diluted earnings per share, compared to $14.0 million or $0.95 diluted earnings per share for the same period in 2013. Net income for the first nine months of 2014 was $39.4 million or $2.64 diluted earnings per share, compared to $36.6 million or $2.50 diluted earnings per share in the first nine months of 2013. Prior period net income was impacted by nonrecurring income and merger related expenses. Third quarter 2013 net income included an after-tax gain of $846,000 related to the redemption of a Trust Preferred Debenture, while net income for the first nine months of 2013 included the after-tax gain of $846,000 partially offset by after-tax merger related expenses of $140,000. Excluding these items, the Company’s operating (Non-GAAP) net income for the third quarter of 2013 was $13.2 million or $0.89 diluted per share and for the nine months ended September 30, 2013 was $35.9 million or $2.45 diluted per share.

Return on average assets (“ROA”) for the quarter ended September 30, 2014 was 1.08%, compared to 1.10% for the quarter ended September 30, 2013. Return on average shareholders’ equity (“ROE”) for the third quarter of 2014 was 11.11%, compared to 12.83%, for the same period in 2013. Tompkins’ third quarter ROA and ROE compare to the most recent peer average ratios of 0.93% and 8.32%, respectively, published as of June 30, 2014 by the Federal Reserve, ranking Tompkins’ ROA in the 62nd percentile and ROE in the 58th percentile of the peer group.

The following table summarizes our results of operations for the periods indicated on a GAAP basis and on an operating (Non-GAAP) basis for the periods indicated. Our operating results exclude merger and acquisition integration expenses and nonrecurring income and expenses. The Company believes this non-GAAP measure provides a meaningful comparison of our underlying operational performance and facilitates managements’ and investors’ assessments of business and performance trends in comparison to others in the financial services industry. In addition, the Company believes the exclusion of the nonoperating items from our performance enables management and investors to perform a more effective evaluation and comparison of our results and to assess performance in relation to our ongoing operations (in thousands). These non-GAAP financial measures should not be considered in isolation or as a measure of the Company’s profitability or liquidity; they are in addition to, and are not a substitute for, financial measures under GAAP. Net operating income as presented herein may be different from non-GAAP financial measures used by other companies, and may not be comparable to similarly titled measures reported by other companies. Further, the Company may utilize other measures to illustrate performance in the future. Non-GAAP financial measures have limitations since they do not reflect all of the amounts associated with the Company’s results of operations as determined in accordance with GAAP.

	Three months ended		Nine months ended
(in thousands)	09/30/2014	09/30/2013	09/30/2014	09/30/2013

Net income attributable to Tompkins Financial Corporation	$13,722	$14,049	$39,352	$36,565

Adjustments for non-operating income and expense, net of tax:
Gain on redemption of trust preferred	0	(846)	0	(846)
Merger and acquisition integration related expenses	0	0	0	140
Total adjustments, net of tax	0	(846)	0	(706)

Net operating income (Non-GAAP)	13,722	13,203	39,352	35,859
Amortization of intangibles, net of tax	311	327	942	990
Adjusted net operating income (Non-GAAP)	14,033	13,530	40,294	36,849

Average total assets	5,058,608	4,897,678	5,023,960	4,921,092
Average goodwill and intangibles	107,525	109,277	107,990	109,995
Average tangible assets	4,951,083	4,788,401	4,915,970	4,811,097

Adjusted operating return on average shareholders’ tangible assets (annualized) (Non-GAAP)	1.12%	1.12%	1.10%	1.02%

Average total shareholders’ equity	489,920	434,482	479,579	441,583
Average goodwill and intangibles	107,525	109,277	107,990	109,995
Average shareholders’ tangible equity (Non-GAAP)	382,395	325,205	371,589	331,588

Adjusted operating return on average shareholders’ tangible equity (annualized) (Non-GAAP)	14.56%	16.51%	14.50%	14.86%

Segment Reporting

The Company operates in the following three business segments, banking, insurance, and wealth management. Insurance is comprised of property and casualty insurance services and employee benefit consulting operated under the Tompkins Insurance Agencies, Inc. subsidiary. Wealth management activities include the results of the Company’s trust, financial planning, and wealth management services, organized under the Tompkins Financial Advisors brand. All other activities are considered banking.

Banking Segment

The banking segment reported net income of $12.1 million for the third quarter of 2014, down $300,000 or 2.4% from net income of $12.4 million for the same period in 2013. For the nine months ended September 30, 2014, the banking segment reported net income of $34.5 million, up $2.8 million or 8.9% from the same period in 2013.

Net interest income of $41.5 million for the third quarter and $122.0 million for the nine month period ended September 30, 2014 was up 2.8% and 3.1%, respectively over the same periods in 2013. Growth in average earning assets and lower funding costs neutralized the effect of lower asset yields and contributed to favorable year-over-year comparisons. Net interest margin for the nine months ended September 30, 2014 was 3.58% compared to 3.60% for the same period prior year.

The Company recorded a recapture of provision for loan and lease losses totaling $59,000 for the three months ended September 30, 2014 and a $2.0 million expense for the same period in 2013. For the nine month period ended September 30, 2014, provision expense of $751,000, decreased $4.8 million or 86.5% compared to the same period prior year. The decrease in provision expense was largely attributable to improvements in credit quality as well as recoveries of previously charged off loans, partially offset by growth in total loans over prior year.

Noninterest income for the three months ended September 30, 2014 of $6.6 million was down $1.3 million or 17.0% compared to the same period in 2013. For the nine months ended September 30, 2014, noninterest income of $19.8 million was down $575,000 or 2.8% compared to the same period in 2013. Both the third quarter and nine month period ended September 30, 2013 included pre-tax gains of $1.4 million on the redemption of trust preferred securities. Additional contributors to the year-to-date decrease in noninterest income include realized gains on securities transactions (down $572,000), and net mark-to-market gain on liabilities held at fair value (down $283,000). Partially offsetting these items were the following: a decrease in net mark-to-market loss on trading securities (down $291,000); and increases in service charges on deposit accounts (up $824,000), card services income (up $805,000) and gains on the sale of residential mortgage loans (up $133,000).

Noninterest expenses for the third quarter ended September 30, 2014 of $30.1 million were up $577,000 or 2.0% from the same period in 2013. For the nine months ended September 30, 2014, noninterest expenses were up $2.0 million or 2.3% compared to the same period prior year. This increase was primarily related to an increase in the number of employees, normal annual merit and market increases and higher incentive accruals.

Insurance Segment

The insurance segment reported net income of $926,000 for the three months ended September 30, 2014, up $25,000 or 2.8% from the third quarter of 2013. For the nine months ended September 30, 2014, net income of $2.6 million was down $248,000 or 8.7% from the same period in 2013. Noninterest income was up $478,000 or 6.8% for the third quarter and up $547,000 or 2.6% for the nine months ended September 30, 2014, compared to the same periods in 2013. Noninterest expenses for the three months ended September 30, 2014, were up $445,000 or 8.0% compared to the third quarter of 2013. Noninterest expenses for the nine months ended September 30, 2014 of $17.5 million were $952,000 or 5.7% above the same period in 2013. Salaries and benefits costs were the largest contributors to the increase in noninterest expense compared to the same period last year. The increase reflects normal annual merit adjustments and higher incentive accruals.

Wealth Management Segment

The wealth management segment reported net income of $656,000 for the three months ended September 30, 2014, down $52,000 or 7.3% compared to the third quarter of 2013. Net income for the nine months ended September 30, 2014 of $2.3 million was $224,000 or 10.8% above the same period prior year. Noninterest income for the third quarter and nine months ended September 30, 2014 was $3.7 million and $12.0 million, which is down $131,000 or 3.4% from the third quarter of 2013 and up $177,000 or 1.5%, respectively. Noninterest expenses of $2.8 million for the three months ended September 30, 2014, were down $68,000 or 2.4% compared to the same period of 2013. Noninterest expenses of $8.6 million for the nine months ended September 30, 2014 were down $234,000 or 2.6% compared to the same period in 2013. The decline compared to the same periods last year was mainly due to lower incentive based compensation.

Average Consolidated Statements of Condition and Net Interest Analysis (Unaudited)

	Quarter Ended			Year to Date Period Ended			Year to Date Period Ended
	September 30, 2014			September 30, 2014			September 30, 2013
	Average			Average			Average
(nts in thousands)	Balance		Average	Balance		Average	Balance		Average
(Dollar amounts in thousands)	(QTD)	Interest	Yield/Rate	(YTD)	Interest	Yield/Rate	(YTD)	Interest	Yield/Rate
ASSETS
Interest-earning assets
Interest-bearing balances due from banks	$579	$—	0.00%	$782	$2	0.34%	$2,261	$9	0.53%
Securities (1)
U.S. Government securities	1,310,291	7,286	2.21%	1,304,141	22,163	2.27%	1,334,735	21,269	2.13%
Trading securities	9,823	102	4.12%	10,327	321	4.16%	15,141	472	4.17%
State and municipal (2)	110,819	1,030	3.69%	96,992	3,157	4.35%	97,253	3,750	5.16%
Other securities (2)	4,259	32	2.98%	4,571	107	3.13%	7,996	210	3.51%
Total securities	1,435,192	8,450	2.34%	1,416,031	25,748	2.43%	1,455,125	25,701	2.36%
FHLBNY and FRB stock	19,252	212	4.37%	20,192	616	4.08%	22,051	538	3.26%

Total loans and leases, net of unearned income (2)(3)	3,240,837	38,765	4.74%	3,218,371	113,924	4.73%	3,025,846	113,440	5.01%
Total interest-earning assets	4,695,860	47,427	4.01%	4,655,376	140,290	4.03%	4,505,283	139,688	4.15%

Other assets	362,748			368,584			415,809

Total assets	5,058,608			5,023,960			4,921,092

LIABILITIES & EQUITY
Deposits
Interest-bearing deposits
Interest bearing checking, savings, & money market	2,252,622	1,066	0.19%	2,265,787	3,276	0.19%	2,224,540	3,816	0.23%
Time deposits	913,501	1,760	0.76%	901,283	5,070	0.75%	955,284	5,928	0.83%
Total interest-bearing deposits	3,166,123	2,826	0.35%	3,167,070	8,346	0.35%	3,179,824	9,744	0.41%

Federal funds purchased & securities sold under
agreements to repurchase	135,647	683	1.99%	147,775	2,263	2.05%	180,939	2,877	2.13%
Other borrowings	248,633	961	1.53%	258,578	3,362	1.74%	211,828	3,634	2.29%
Trust preferred debentures	37,270	573	6.10%	37,227	1,714	6.16%	43,160	2,037	6.31%
Total interest-bearing liabilities	3,587,673	5,043	0.56%	3,610,650	15,685	0.58%	3,615,751	18,292	0.68%

Noninterest bearing deposits	925,986			879,691			790,557
Accrued expenses and other liabilities	55,029			54,040			73,201
Total liabilities	4,568,688			4,544,381			4,479,509

Tompkins Financial Corporation Shareholders’ equity	488,386			478,078			440,082
Noncontrolling interest	1,534			1,501			1,501
Total equity	489,920			479,579			441,583

Total liabilities and equity	$5,058,608			$5,023,960			$4,921,092
Interest rate spread			3.45%			3.45%			3.47%
Net interest income/margin on earning assets		42,384	3.58%		124,605	3.58%		121,396	3.60%

Tax Equivalent Adjustment		(809)			(2,487)			(2,892)

Net interest income per consolidated financial statements		$41,575			$122,118			$118,504

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

Net Interest Income

Net interest income is the Company’s largest source of revenue, representing 70.3% and 69.9% of total revenues for the three and nine month periods ended September 30, 2014, compared to 68.6% and 69.3% for the same periods in 2013. Net interest income is dependent on the volume and composition of interest earning assets and interest-bearing liabilities and the level of market interest rates. The above table shows average interest-earning assets and interest-bearing liabilities, and the corresponding yield or cost associated with each.

Taxable-equivalent net interest income for the three and nine months ended September 30, 2014 was up 2.3% and 2.6%, respectively, over the same periods in 2013. Taxable-equivalent net interest income in 2014 benefitted from growth in average earning assets, which increased by 3.6% and 3.3% for the three and nine month periods ended September 30, 2014, and growth in noninterest bearing deposits which increased by 13.6% and 11.3% compared to the same periods prior year. These factors helped to lessen the impact of lower asset yields and maintain a relatively stable net interest margin compared to prior year. The taxable equivalent net interest margin was 3.58% for the three and nine month periods ended September 30, 2014 compared to 3.63% and 3.60%, respectively, for the same periods in 2013.

Taxable-equivalent interest income for the three and nine month periods ended September 30, 2014 was $47.4 million and $140.3 million, respectively, which is in line with the same periods in 2013. Growth in average earning assets and a higher concentration of loans helped to offset lower asset yields. The average yield on interest earning assets declined 13 basis points or 3.1% and 12 basis points or 2.9% for the three and nine months ended September 30, 2014 compared to the same period in 2013. Average loan balances for the three and nine months ended September 30, 2014 were up $167.0 million or 5.4%, and $192.5 million or 6.4%, respectively, while the average yields on loans for the same periods were down 23 basis points and 28 basis points, respectively, compared to the same periods in 2013. Average loan balances represented about 69.0% and 69.1% of average earning assets for the three and nine months ended September 30, 2014, up from 67.8% and 67.2%, respectively, for the same periods in 2013. Average securities balances for the three months ended September 30, 2014 were in line with prior year, and for the nine months ended September 30, 2014 were down by $39.1 million or 2.7% from the nine months ended September 30, 2013. The average yield on securities for the third quarter of 2014 was up 4 basis points and for the nine months ended September 30, 2014 was up 7 basis points.

Interest expense for the three and nine months ended September 30, 2014 decreased by $863,000 or 14.6% and $2.6 million or 14.3%, respectively, compared to the same periods in 2013, reflecting lower average rates paid on deposits and borrowings. The average rate paid on interest bearing deposits was 0.35% during both the three and nine months ended September 30, 2014, down 5 basis points and 6 basis points, respectively, from the same periods in 2013. Average interest bearing deposits for the third quarter of 2014 were up $75.9 million or 2.5% compared to the same period in 2013, while year-to-date average interest bearing deposits were in line with the same period in 2013. Average noninterest bearing deposits for the three and nine month periods ended September 30, 2014 were up $111.1 million or 13.6% and $89.1 million or 11.3%, respectively, compared to the same periods in 2013. Year-to-date average other borrowings increased by $46.8 million or 22.1% compared to the same period in 2013, and was mainly in overnight borrowings with the FHLB, which contributed to the decrease in average funding cost in this category in 2014.

Provision for Loan and Lease Losses

The provision for loan and lease losses represents management’s estimate of the amount necessary to maintain the allowance for loan and lease losses at an adequate level. The provision for loan and lease losses was a credit of $59,000 for the third quarter of 2014 and an expense of $751,000 for the nine months ended September 30, 2014, compared to expenses of $2.0 million and $5.6 million for the respective periods in 2013. The decrease in provision expense was mainly a result of improved asset quality metrics and recoveries received on previously charged off credits. The section captioned “Financial Condition – Allowance for Loan and Lease Losses and Nonperforming Assets” below has further details on the allowance for loan and lease losses and asset quality metrics.

Noninterest Income

Noninterest income was $17.6 million for the third quarter of 2014 and $52.7 million for the nine months ended September 30, 2014. Noninterest income for the third quarter of 2014 is down 5.3% compared to the same period prior year, and is in line with the year-to-date period ending September 30, 2014. Third quarter 2013 noninterest income included non-recurring gains of $1.4 million on the redemption of trust preferred securities. Noninterest income represented 29.7% of total revenue for the three months ended September 30, 2014 compared to 31.4% in the third quarter of 2013, and 30.1% for the nine months ended September 30, 2014 compared to 30.7% for the same period in 2013.

Insurance commissions and fees were $7.5 million and $21.8 million for the three and nine months ended September 30, 2014, compared to $7.2 million and $21.6 million, respectively, for the same periods in 2013. The health and benefit portfolio grew by 2.6% compared to the same three month period in 2013.

Investment services income was $3.6 million in third quarter of 2014, a decrease of 1.6% from $3.7 million in the third quarter of 2013. Investment services income of $11.5 million for the first nine months of 2014 was up 3.3% from the comparable period in 2013. The increase was mainly attributed to increases in assets under management, reflecting new business and higher equities markets. Investment services income includes trust services, financial planning, wealth management services, and brokerage related services. With fees largely based on the market value and the mix of assets managed, the general direction of the stock market can have a considerable impact on fee income. The fair value of assets managed by, or in custody of, Tompkins was $3.7 billion at September 30, 2014, up 8.8% from $3.4 billion at September 30, 2013. These figures include $1.0 billion and $921.8 million, respectively, of Company-owned securities where Tompkins Trust Company is custodian.

Service charges on deposit accounts were up $252,000 or 11.2% for the third quarter of 2014 compared to the third quarter of 2013 and up $824,000 or 13.3% for the nine months ended September 30, 2014 compared to the same period in 2013. The increase was mainly due to growth in noninterest bearing accounts, and an increase in account analysis fees, partially a result of fee increases on certain types of deposit accounts. Overdraft fees, the largest component of service charges on deposit accounts, were flat for both the three and nine months ended September 30, 2014 compared to same periods prior year.

Card services income for the three months and nine months ended September 30, 2014 was up $201,000 or 11.6% and $805,000 or 15.6% over the same periods in 2013. Debit card income, the largest component of card services income, benefitted in the first quarter of 2014 from the termination of the Company’s debit card reward program at year-end 2013, as final redemption rates came in below management’s estimates. Favorable trends in the number of debit cards issued and transaction volume have been partially offset by lower interchange fees.

The Company recognized gains on the sales/calls of available-for-sale securities of $20,000 and $151,000 for the three and nine months ended September 30, 2014, which were down from gains of $281,000 and $723,000, respectively, for the same periods in 2013. Sales of available-for-sale securities are generally the result of general portfolio maintenance and interest rate risk management.

Other income of $1.9 million in the third quarter of 2014 was down 43.9% from the third quarter of 2013. For the first nine months of 2014, other income was $6.1 million, down 18.8% from the same period in 2013. The significant components of other income are other service charges, increases in cash surrender value of corporate owned life insurance (“COLI”), gains on the sales of residential mortgage loans, FDIC Indemnification accretion and income from miscellaneous equity investments. The three and nine month periods in 2013 included a pre-tax gain of $1.4 million on the redemption of a trust preferred debenture acquired as part of the VIST acquisition.

Noninterest Expense

Noninterest expense of $38.5 million and $115.7 million for the three and nine months ended September 30, 2014, was up 2.6% and 2.5%, respectively, compared to the same periods in 2013. The increase in noninterest expense compared to the same period prior year is mainly a result of higher salary and wages expense and other operating expense.

Salaries and wages expense for the three and nine months ended September 30, 2014 were up by $798,000 or 4.8% and $3.2 million or 6.7%, respectively, over the same periods in 2013. The increases reflect additional employees, annual merit increases and higher accruals for incentive compensation. Pension and other employee related benefits were down 11.9% for the third quarter of 2014 and down 6.2% for the nine months ended September 30, 2014 compared to the same periods in 2013. Pension and other post-retirement benefit expenses in 2014 were down compared to 2013, mainly a result of an increase in the discount rate used to calculate the annual expense of these plans.

Net occupancy expense was $3.0 million for the third quarter of 2014, up $119,000 or 4.2% form the same period in 2013 and was $9.3 million for the nine months ended September 30, 2013, up $431,000 or 4.9% from the same period in 2013. The increase reflects higher expenses related to rent, utilities, real estate taxes, depreciation and general maintenance of properties for both the three and nine month periods ended September 30, 2014.

Other operating expense for the three and nine months ended September 30, 2014 was up 9.2% and 2.7%, respectively, compared to the same periods prior year. The increase is mainly due to amortization of the FDIC indemnification asset as a result of better than expected performance on FDIC covered loans.

Overall, all other expense categories remained relatively flat compared to the same period prior year.

Income Tax Expense

The provision for income taxes was $6.9 million for an effective rate of 33.4% for the third quarter of 2014, compared to tax expense of $5.3 million and an effective rate of 27.4% for the same quarter in 2013. The third quarter 2013 tax provision and effective rate were favorably impacted by the recognition of the tax benefit of an historical tax credit investment. For the first nine months of 2014, the tax provision was $19.0 million for an effective rate of 32.5% compared to a tax provision of $15.9 million and an effective rate of 30.2% for the same period in 2013. The effective rates differ from the U.S. statutory rate of 35.0% during the comparable periods primarily due to the effect of tax-exempt income from loans, securities and life insurance assets.

FINANCIAL CONDITION

Total assets were $5.1 billion at September 30, 2014, up $87.9 million or 1.8% over December 31, 2013. The growth over year-end was primarily attributable to growth in originated loans, which were up $147.7 million or 5.9%, growth in available-for-sale securities, which were up $19.9 million or 1.5%, and growth in held-to-maturity securities which were up $28.6 million or 150.8%. This growth was partially offset by a decrease in acquired loans, which were down $84.5 million or 12.7%. Total deposits increased $265.6 million or 6.7% compared to December 31, 2013, mainly a result of an inflow of municipal deposits. Other borrowings decreased $165.0 million or 49.8% from December 31, 2013, as a result of the paydown of short-term advances with the FHLB.

Securities

As of September 30, 2014, total securities were $1.4 billion or 28.1% of total assets, compared to $1.4 billion or 27.7% of total assets at year-end 2013, and $1.4 billion or 28.2% at September 30, 2013. The following table details the composition of available-for-sale and held-to-maturity securities.

Available-for-Sale Securities

	09/30/2014		12/31/2013
(in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Obligations of U.S. Government sponsored entities	$587,933	$590,894	$558,130	$556,345
Obligations of U.S. states and political subdivisions	69,704	70,502	68,216	67,962
Mortgage-backed securities
U.S. Government agencies	119,049	119,717	147,766	146,678
U.S. Government sponsored entities	594,700	589,779	587,843	577,472
Non-U.S. Government agencies or sponsored entities	276	280	306	311
U.S. corporate debt securities	2,500	2,163	5,000	4,633
Total debt securities	1,374,162	1,373,335	1,367,261	1,353,401
Equity securities	1,475	1,421	1,475	1,410
Total available-for-sale securities	$1,375,637	$1,374,756	$1,368,736	$1,354,811

Held-to-Maturity Securities

	09/30/2014		12/31/2013
(in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Obligations of U.S. Government sponsored entities	$30,869	$30,672	$0	$0
Obligations of U.S. states and political subdivisions	$16,739	$17,345	$18,980	$19,625
Total held-to-maturity debt securities	$47,608	$48,017	$18,980	$19,625

The increase in the fair value of the available-for-sale portfolio was due to the changes in interest rates during the first nine months of 2014. The decrease in interest rates during 2014 resulted in an increase in the unrealized gains in the available-for-sale portfolio. Management’s policy is to purchase investment grade securities that on average have relatively short duration, which helps mitigate interest rate risk and provides sources of liquidity without significant risk to capital. The increase in the held-to-maturity portfolio was due to purchases of Obligations of U.S. Government sponsored entities during the three month period ended September 30, 2014.

The Company has no investments in preferred stock of U.S. government sponsored entities and no investments in pools of Trust Preferred securities. Quarterly, the Company evaluates all investment securities with a fair value less than amortized cost to identify any other-than-temporary impairment as defined under generally accepted accounting principles.

As a result of the other-than-temporarily impairment review process, the Company does not consider any investment security held at September 30, 2014 to be other-than-temporarily impaired. Future changes in interest rates or the credit quality and credit support of the underlying issuers may reduce the market value of these and other securities. If such decline is determined to be other than temporary, the Company will record the necessary charge to earnings and/or accumulated other comprehensive income to reduce the securities to their then current fair value.

The Company maintained a trading portfolio with a fair value of $9.5 million as of September 30, 2014, compared to $11.0 million at December 31, 2013. The decrease in the trading portfolio reflects maturities or payments during the three and nine months ended September 30, 2014. For the three and nine months ended September 30, 2014, net mark-to-market losses related to the securities trading portfolio were $87,000 and $181,000, respectively, compared to net mark-to-market losses for the three and nine months ended September 30, 2013 of $87,000 and $472,000, respectively.

Loans and Leases

Loans and leases at September 30, 2014 and December 31, 2013 were as follows:

	09/30/2014			12/31/2013
(in thousands)	Originated	Acquired	Total Loans and Leases	Originated	Acquired	Total Loans and Leases
Commercial and industrial
Agriculture	$49,828	$0	$49,828	$74,788	$0	$74,788
Commercial and industrial other	627,290	102,601	729,891	562,439	128,503	690,942
Subtotal commercial and industrial	677,118	102,601	779,719	637,227	128,503	765,730
Commercial real estate
Construction	51,988	41,313	93,301	46,441	39,353	85,794
Agriculture	57,158	3,182	60,340	52,627	3,135	55,762
Commercial real estate other	960,346	321,714	1,282,060	903,320	366,438	1,269,758
Subtotal commercial real estate	1,069,492	366,209	1,435,701	1,002,388	408,926	1,411,314
Residential real estate
Home equity	182,994	58,459	241,453	171,809	67,183	238,992
Mortgages	685,989	33,200	719,189	658,966	35,336	694,302
Subtotal residential real estate	868,983	91,659	960,642	830,775	102,519	933,294
Consumer and other
Indirect	18,825	0	18,825	21,202	5	21,207
Consumer and other	34,327	1,119	35,446	32,312	1,219	33,531
Subtotal consumer and other	53,152	1,119	54,271	53,514	1,224	54,738
Leases	8,317	0	8,317	5,563	0	5,563
Covered loans	0	20,910	20,910	0	25,868	25,868
Total loans and leases	2,677,062	582,498	3,259,560	2,529,467	667,040	3,196,507
Less: unearned income and deferred costs and fees	(2,091)	0	(2,091)	(2,223)	0	(2,223)
Total loans and leases, net of unearned income and deferred costs and fees	$2,674,971	$582,498	$3,257,469	$2,527,244	$667,040	$3,194,284

Residential real estate loans, including home equity loans at September 30, 2014 were $960.6 million, up $27.3 million or 2.9% compared to December 31, 2013, and comprised 29.5% of total loans and leases. Growth in residential loan balances is impacted by the Company’s decision to retain these loans or sell them in the secondary market due to interest rate considerations. The Company’s Asset/Liability Committee meets regularly and establishes standards for selling and retaining residential real estate mortgage originations.

Prior to August 2012, any residential real estate loans that were sold were generally sold to Federal Home Loan Mortgage Corporation (“FHLMC”) or State of New York Mortgage Agency (“SONYMA”). With the acquisition of VIST on August 1, 2012, the Company also sells loans to other third parties, including money center banks. Residential real estate loans are generally sold without recourse in accordance with standard secondary market loan sale agreements and are also subject to customary representations and warranties made by the Company, including representations and warranties related to gross incompetence and fraud. The Company has not had to repurchase any loans as a result of these general representations and warranties. While in the past in rare circumstances the Company agreed to sell residential real estate loans with recourse, the Company has not done so in the past several years and the amount of such loans included on the Company’s balance sheet at September 30, 2014 is insignificant. The Company has never had to repurchase a loan sold with recourse.

During the first nine months of 2014 and 2013, the Company sold residential mortgage loans totaling $18.7 million and $6.9 million, respectively, and realized gains on these sales of $345,000 and $212,000, respectively. These residential real estate loans were sold without recourse in accordance with standard secondary market loan sale agreements. When residential mortgage loans are sold, the Company typically retains all servicing rights, which provides the Company with a source of fee income. Mortgage servicing rights, at amortized basis, totaled $1.1 million at September 30, 2014 and $1.0 million at December 31, 2013.

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

Commercial real estate loans were $1.4 billion, and represented 44.1% of total loans as of September 30, 2014. Commercial and industrial loans at September 30, 2014 were $779.7 million, and represented 23.9% of total loans. As of September 30, 2014, agriculturally-related loans totaled $110.2 million or 3.4% of total loans and leases, down from $130.6 million or 4.1% of total loans and leases at December 31, 2013. There is generally an increase in agriculturally-related loans at year end related to tax planning and these loans are typically paid down over the first part of the year. Agriculturally-related loans include loans to dairy farms and cash and vegetable crop farms. Agriculturally-related loans are primarily made based on identified cash flows of the borrower with consideration given to underlying collateral, personal guarantees, and government related guarantees. Agriculturally-related loans are generally secured by the assets or property being financed or other business assets such as accounts receivable, livestock, equipment or commodities/crops.

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

The carrying value of acquired loans acquired and accounted for in accordance with ASC Subtopic 310-30, “Receivables Loans and Debt Securities Acquired with Deteriorated Credit Quality,” was $38.6 million at September 30, 2014, as compared to $46.8 million at December 31, 2013. Under ASC Subtopic 310-30, loans may be aggregated and accounted for as pools of loans if the loans being aggregated have common risk characteristics. The Company elected to account for the loans with evidence of credit deterioration individually rather than aggregate them into pools. The difference between the undiscounted cash flows expected at acquisition and the investment in the acquired loans, or the “accretable yield,” is recognized as interest income utilizing the level-yield method over the life of each loan. Contractually required payments for interest and principal that exceed the undiscounted cash flows expected at acquisition, or the “non-accretable difference,” are not recognized as a yield adjustment, as a loss accrual or as a valuation allowance.

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

The carrying value of loans not exhibiting evidence of credit impairment at the time of the acquisition (i.e. loans outside of the scope of ASC 310-30) was $543.9 million at September 30, 2014. At acquisition, these loans were recorded at fair value, including a credit discount. Credit losses on acquired performing loans are estimated based on analysis of the performing portfolio. The purchased performing portfolio also included a general interest rate mark (premium). Both the credit discount and interest rate mark are accreted/amortized as a yield adjustment over the estimated lives of the loans. Interest is accrued daily on the outstanding principal balance of purchased performing loans.

At September 30, 2014, acquired loans included $20.9 million of covered loans. VIST Financial Corp had acquired these loans in an FDIC assisted transaction in the fourth quarter of 2010. In accordance with loss sharing agreements with the FDIC, certain losses and expenses relating to covered loans may be reimbursed by the FDIC at 70% or, if certain levels of reimbursement are reached, 80%. See Note 7 – “FDIC Indemnification Asset Related to Covered Loans” in the Notes to Unaudited Condensed Consolidated Financial Statements included in Part I of this Quarterly Report on Form 10-Q.

The Company has adopted comprehensive lending policies, underwriting standards and loan review procedures. Management reviews these policies and procedures on a regular basis. The Company discussed its lending policies and underwriting guidelines for its various lending portfolios in Note 4 – “Loans and Leases” in the Notes to Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. There have been no significant changes in these policies and guidelines. As such, these policies are reflective of new originations as well as those balances held at September 30, 2014. The Company’s Board of Directors approves the lending policies at least annually. The Company recognizes that exceptions to policy guidelines may occasionally occur and has established procedures for approving exceptions to these policy guidelines. Management has also implemented reporting systems to monitor loan originations, loan quality, concentrations of credit, loan delinquencies and nonperforming loans and potential problem loans.

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

Since the methodology is based upon historical experience and trends as well as management’s judgment, factors may arise that result in different estimations. Significant factors that could give rise to changes in these estimates may include, but are not limited to, changes in economic conditions in the local area, concentration of risk, changes in interest rates, and declines in local property values. Based on its evaluation of the allowance as of September 30, 2014, management considers the allowance to be appropriate. Under different conditions or assumptions, the Company would need to increase or decrease the allowance.

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

The tables below provide, as of the dates indicated, an allocation of the allowance for probable loan losses by type.

(in thousands)	09/30/2014	12/31/2013	09/30/2013

Allowance for originated loans and leases
Commercial and industrial	$8,858	$8,406	$7,738
Commercial real estate	10,682	10,459	10,897
Residential real estate	5,423	5,771	5,309
Consumer and other	2,222	2,059	1,778
Leases	0	5	0
Total	$27,185	$26,700	$25,722

(in thousands)	09/30/2014	12/31/2013	09/30/2013

Allowance for acquired loans
Commercial and industrial	$95	$168	$51
Commercial real estate	360	770	437
Residential real estate	128	274	163
Consumer and other	18	58	35
Total	$601	$1,270	$686

As of September 30, 2014, the total allowance for loan and lease losses was $27.8 million, which was comparable to year-end 2013. Growth in the originated loan portfolio was offset by improved asset quality. Loans internally-classified Special Mention, Substandard and Doubtful were down from prior year as were the level of nonperforming loans and leases. The allowance for loan and lease losses covered 108.9% of nonperforming loans and leases as of September 30, 2014, compared to 71.7% at December 31, 2013, and 61.2% at September 30, 2013.

The Company’s allowance for originated loan and lease losses totaled $27.2 million at September 30, 2014, which represented 1.02% of total originated loans which was comparable to prior quarter, and 1.06% at September 30, 2013. Originated loans internally-classified as Special Mention, Substandard and Doubtful totaled $53.7 million at September 30, 2014, which were in down $3.0 million or 5.3% compared to prior quarter, and down $26.2 million or 32.8% compared to September 30, 2013. The decrease is mainly due to paydowns of classified assets and upgrades of risk ratings in our commercial real estate, agriculture loan, and commercial real estate construction portfolios as a result of improving financial conditions of our commercial and agricultural customers. The decrease in the residential real estate allocation compared to year end 2013, reflected slower growth, lower nonperforming loans and overall improvement in the housing market. The increase in the allocation for commercial and industrial loans was mainly a result of a slight uptick in the historical loss component, which is based on average losses in the portfolio and growth in the commercial portfolio.

The allowance for acquired loans at September 30, 2014 was $601,000, down $668,000 or 52.6% compared to year-end 2013. The amount of acquired loans internally-classified as Special Mention, Substandard and Doubtful totaled $31.6 million at September 30, 2014, down from $50.9 million at year-end 2013 and $66.4 million at September 30, 2013. Loan pay downs, the movement of loans to other real estate owned, and charge offs have contributed to the decrease from both year-end and the same quarter prior year. Nonaccrual loans in the acquired portfolio decreased from $8.5 million at year-end 2013 to $5.0 million at September 30, 2014.

Activity in the Company’s allowance for loan and lease losses during the nine months of 2014 and 2013 is illustrated in the table below.

Analysis of the Allowance for Originated Loan and Lease Losses

(in thousands)	09/30/2014	09/30/2013
Average originated loans outstanding during period	$2,586,982	$2,260,793
Balance of originated allowance at beginning of year	$26,700	$24,643

ORIGINATED LOANS CHARGED-OFF:
Commercial and industrial	275	487
Commercial real estate	619	539
Residential real estate	385	455
Consumer and other	952	1,040
Total loans charged-off	$2,231	$2,521

RECOVERIES OF ORIGINATED LOANS PREVIOUSLY CHARGED-OFF:
Commercial and industrial	557	1,490
Commercial real estate	1,506	457
Residential real estate	87	32
Consumer and other	375	296
Total loans recoveries	$2,525	$2,275
Net loans (recovered) charged-off	(294)	246
Additions to originated allowance charged to operations	191	1,325
Balance of originated allowance at end of period	$27,185	$25,722
Allowance for originated loans and leases as a percentage of originated loans and leases	1.02%	1.06%
Annualized net (recoveries) charge-offs on originated loans to average total originated loans and leases during the period	(0.02%)	0.01%

Analysis of the Allowance for Acquired Loan Losses

(in thousands)	09/30/2014	09/30/2013
Average acquired loans outstanding during period	$631,389	$765,053
Balance of acquired allowance at beginning of year	1,270	0

ACQUIRED LOANS CHARGED-OFF:
Commercial and industrial	243	2,930
Commercial real estate	631	32
Residential real estate	345	577
Consumer and other	10	25
Total loans charged-off	$1,229	$3,564

Net loans charged-off	1,229	3,564
Additions to acquired allowance charged to operations	560	4,250
Balance of acquired allowance at end of period	$601	$686
Allowance for acquired loans as a percentage of acquired loans outstanding acquired loans and leases	0.10%	0.09%
Annualized net charge-offs on acquired loans as a percentage of average acquired loans and leases outstanding during the period	0.26%	0.67%
Annualized total net charge-offs as a percentage of average loans and leases outstanding during the period	0.04%	0.12%

Net loan and lease (recoveries)/charge-offs totaled $(328,000) and $935,000 for the three and nine months ended September 30, 2014, compared to $1.1 million and $3.8 million for the same periods in 2013. Recoveries in originated commercial loans in 2014 were mainly related to one larger commercial relationship that was charged off in 2012. Annualized net charge offs for the period ended September 30, 2014 as a percentage of average total loans and leases was 0.04% compared to 0.09% for the twelve months ended December 31, 2013 and 0.17% for the nine months ended September 30, 2013. The most recent peer percentage is 0.15%. The peer data is from the Federal Reserve Board and represents banks or bank holding companies with assets between $3.0 billion and $10.0 billion. The peer data is as of June 30, 2014, the one most recent data available. The gross charge-offs in the acquired commercial real estate in 2014 are mainly related to one loan that was previously provided for in the allowance calculation and that was charged-off in the second quarter.

The (credit)/provision for loan and lease losses was $(59,000) and $751,000 for the three and nine months ended September 30, 2014, compared to $2.0 million and $5.6 million for the same periods in 2013. Positive credit quality trends, including reductions in classified loans and nonperforming loans, and recoveries of previously charged of credits, are the main reasons for the lower provision compared to the same period last year.

Analysis of Past Due and Nonperforming Loans

(in thousands)	09/30/2014[1]	12/31/2013[1]	09/30/2013[1]
Loans 90 days past due and accruing
Commercial and industrial	$0	$0	$0
Commercial real estate	0	161	140
Residential real estate	395	446	1,077
Total loans 90 days past due and accruing	395	607	1,217
Nonaccrual loans[2]
Commercial and industrial	2,400	1,679	2,767
Commercial real estate	8,378	23,364	25,860
Residential real estate	10,087	13,086	13,082
Consumer and other	452	254	180
Total nonaccrual loans	21,317	38,383	41,889
Troubled debt restructurings not included above	3,800	45	46
Total nonperforming loans and leases	25,512	39,035	43,152
Other real estate owned	6,533	4,253	6,264
Total nonperforming assets	$32,045	$43,288	$49,416
Allowance as a percentage of nonperforming loans and leases	108.92%	71.65%	61.20%
Total nonperforming loans and leases as percentage of total loans and leases	0.78%	1.22%	1.38%
Total nonperforming assets as percentage of total assets	0.63%	0.87%	1.00%

1 The September 30, 2014, December 31, 2013, and September 30, 2013 columns in the above table exclude $4.3 million, $7.0 million, and $13.5 million, respectively, of acquired loans that are 90 days past due and accruing interest. These loans were originally recorded at fair value on the acquisition date of August 1, 2012. These loans are considered to be accruing as we can reasonably estimate future cash flows on these acquired loans and we expect to fully collect the carrying value of these loans. Therefore, we are accreting the difference between the carrying value of these loans and their expected cash flows into interest income.

2 Nonaccrual loans at September 30, 2014, December 31, 2013, and September 30, 2013 include $5.0 million and $8.5 million, and $8.0 million, respectively, of nonaccrual acquired loans.

Nonperforming assets include nonaccrual loans, troubled debt restructurings (“TDR”), and foreclosed real estate/other real estate owned. Nonperforming assets represented 0.63% of total assets at September 30, 2014, compared to 0.87% at December 31, 2013, and 1.00% at September 30, 2013. The Company’s ratio of nonperforming assets to total assets continues to compare favorably to our peer group’s most recent ratio of 1.47% at June 30, 2014.

Total nonperforming loans and leases were down $13.5 million or 34.6% from year end 2013, and down $17.6 million or 40.9% from September 30, 2013. A breakdown of nonperforming loans by portfolio segment is shown above. The decrease in nonperforming commercial real estate loans since year-end 2013 is mainly due to significant payoffs of two large commercial relationships during the nine months ended September 30, 2014. In addition, one larger commercial real estate property was acquired through foreclosure during the second quarter of 2014 and is included in the table above under the caption ‘Other Real Estate Owned’.

Loans are considered modified in a TDR when, due to a borrower’s financial difficulties, the Company makes a concession(s) to the borrower that it would not otherwise consider and the borrower could not obtain elsewhere. These modifications may include, among others, an extension of the term of the loan, and granting a period when interest-only payments can be made, with the principal payments made over the remaining term of the loan or at maturity. TDRs are included in the above table within the following categories: “loans 90 days past due and accruing”, “nonaccrual loans”, or “troubled debt restructurings not included above”. Loans in the latter category include loans that meet the definition of a TDR but are performing in accordance with the modified terms and therefore classified as accruing loans. At September 30, 2014 the Company had $5.1 million in TDRs, of that total $1.3 million were reported as nonaccrual and $3.8 million were considered performing and included in the table above.

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

The Company’s recorded investment in loans and leases that are considered impaired totaled $13.5 million at September 30, 2014, down 49.8% compared to the $26.9 million reported at December 31, 2013. A loan is impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impaired loans consist of our non-homogenous nonaccrual loans, and all TDRs. Specific reserves on individually identified impaired loans that are not collateral dependent are measured based on the present value of expected future cash flows discounted at the original effective interest rate of each loan. For loans that are collateral dependent, impairment is measured based on the fair value of the collateral less estimated selling costs, and such impaired amounts are generally charged off.

The year-to-date average recorded investment in impaired loans and leases was $13.7 million at September 30, 2014, $29.0 million at December 31, 2013, and $32.6 million at September 30, 2013. At September 30, 2014 there was a specific reserve of $462,000 on impaired loans compared to $250,000 of specific reserves at December 31, 2013 and $976,000 of specific reserves at September 30, 2013. The specific reserve of $462,000 reported at September 30, 2014 includes a specific reserve of $302,000 on the originated portfolio that includes two loans with balances totaling $509,000, and a specific reserve of $160,000 on the acquired portfolio that includes 3 loans with balances totaling $715,000. The majority of impaired loans are collateral dependent impaired loans that have limited exposure or require limited specific reserve because of the amount of collateral support with respect to these loans and previous charge-offs. Interest payments on impaired loans are typically applied to principal unless collectability of the principal amount is reasonably assured. In these cases, interest is recognized on a cash basis.

The ratio of the allowance to nonperforming loans (loans past due 90 days and accruing, nonaccrual loans and restructured troubled debt) was 108.9% at September 30, 2014, improved from 71.7% in December 31, 2013, and 61.2% at September 30, 2013. The improvement in the ratio reflects the decrease in nonperforming loans over the year as well as an increase in the total allowance. The Company’s nonperforming loans are mostly made up of collateral dependent impaired loans requiring little to no specific allowance due to the level of collateral available with respect to these loans and/or previous charge-offs. The Company’s peer group ratio as provided by the Federal Reserve Bank was 131.3% as of June 30, 2014.

Management reviews the loan portfolio continuously for evidence of potential problem loans and leases. Potential problem loans and leases are loans and leases that are currently performing in accordance with contractual terms, but where known information about possible credit problems of the related borrowers causes management to have doubt as to the ability of such borrowers to comply with the present loan payment terms and may result in such loans and leases becoming nonperforming at some time in the future. Management considers loans and leases classified as Substandard, which continue to accrue interest, to be potential problem loans and leases. The Company, identified 34 commercial relationships from the originated portfolio and 27 commercial relationships from the acquired portfolio totaling $19.2 million and $12.4 million, respectively at September 30, 2014 that were potential problem loans. At December 31, 2013, the Company had identified 50 relationships totaling $14.5 million in the originated portfolio and 29 relationships totaling $11.5 million in the acquired portfolio that were potential problem loans. Of the 34 commercial relationships in the originated portfolio at September 30, 2014, that were Substandard, there were 6 relationships that equaled or exceeded $1.0 million, which in aggregate totaled $13.5 million, the largest of which was $3.6 million. Of the 27 commercial relationships from the acquired loan portfolio at September 30, 2014, there were 2 relationships that equaled or exceeded $1.0 million, which in aggregate totaled $2.9 million, the largest of which is $2.5 million. The Company continues to monitor these potential problem relationships; however, management cannot predict the extent to which continued weak economic conditions or other factors may further impact borrowers. These loans remain in a performing status due to a variety of factors, including payment history, the value of collateral supporting the credits, and personal or government guarantees. These factors, when considered in the aggregate, give management reason to believe that the current risk exposure on these loans does not warrant accounting for these loans as nonperforming. However, these loans do exhibit certain risk factors, which have the potential to cause them to become nonperforming. Accordingly, management’s attention is focused on these credits, which are reviewed on at least a quarterly basis.

Capital

Total equity was $490.6 million at September 30, 2014, an increase of $32.6 million or 7.1% from December 31, 2013. The increase reflects growth in retained earnings and additional paid-in capital and a decrease in accumulated other comprehensive loss.

Additional paid-in capital increased by $2.9 million, from $346.1 million at December 31, 2013, to $349.0 million at September 30, 2014. The increase is primarily attributable to the following: $2.2 million related to shares issued for dividend reinvestment, $1.5 million related to shares issued under the employee stock ownership plan, $1.1 million related to stock-based compensation, and $712,000 related to shares issued for the exercise of stock options. These were partially offset by $2.9 million related to the Company’s repurchase of shares under a repurchase program authorized by the Company’s Board of Directors. Retained earnings increased by $21.6 million from $137.1 million at December 31, 2013, to $158.7 million at September 30, 2014, reflecting net income of $39.4 million less dividends paid of $17.8 million. Accumulated other comprehensive loss decreased from a net loss of $25.1 million at December 31, 2013 to a net loss of $16.8 million at September 30, 2014, reflecting a $7.8 million increase in unrealized gains on available-for-sale securities due to a decrease in market rates, and a $481,000 increase related to postretirement benefit plans. Under regulatory requirements, amounts reported as accumulated other comprehensive income/loss related to net unrealized gain or loss on available-for-sale securities and the funded status of the Company’s defined benefit post-retirement benefit plans do not increase or reduce regulatory capital and are not included in the calculation of risk-based capital and leverage ratios.

Cash dividends paid in the first nine months of 2014 totaled approximately $17.8 million, representing 45.2% of year to date 2014 earnings. Cash dividends of $1.20 per common share paid in the first nine months of 2014 were up 5.3% over cash dividends of $1.14 per common share paid in the first nine months of 2013.

On July 24, 2014, the Company’s Board of Directors authorized, at the discretion of senior management, the repurchase of up to 400,000 shares of the Company’s outstanding common stock. Purchases may be made on the open market or in privately negotiated transactions over the next 24 months. During the third quarter of 2014, the Company repurchased 65,059 shares at an average price of $45.06.

The Company and its banking subsidiaries are subject to various regulatory capital requirements administered by Federal banking agencies. The table below reflects the Company’s capital position at September 30, 2014, compared to the regulatory capital requirements for “well capitalized” institutions.

REGULATORY CAPITAL ANALYSIS

September 30, 2014	Actual		Well Capitalized Requirement
(dollar amounts in thousands)	Amount	Ratio	Amount	Ratio
Total Capital (to risk weighted assets)	$466,402	13.92%	$334,971	10.00%
Tier 1 Capital (to risk weighted assets)	$438,203	13.08%	$200,982	6.00%
Tier 1 Capital (to average assets)	$438,203	8.85%	$247,512	5.00%

As illustrated above, the Company’s capital ratios on September 30, 2014 remain above the minimum requirements for well capitalized institutions. Total capital as a percent of risk weighted assets increased from 13.4% as of December 31, 2013 to 13.9% at September 30, 2014. Tier 1 capital as a percent of risk weighted assets increased from 12.6% at the end of 2013 to 13.1% as of September 30, 2014. Tier 1 capital as a percent of average assets was 8.9% at September 30, 2014 up from 8.5% at year end December 31, 2013.

As of September 30, 2014, the capital ratios for the Company’s subsidiary banks also exceeded the minimum levels required to be considered well capitalized.

On July 9, 2013, the FDIC’s Board of Directors approved an interim final capital rule titled: Regulatory Capital Rules: Regulatory Capital, Implementation of Basel III, Capital Adequacy, Transition Provisions, Prompt Corrective Action, Standardized Approach for Risk-weighted Assets, Market Discipline and Disclosure Requirements, Advanced Approaches Risk-Based Capital Rule, and Market Risk Capital Rule. The interim final rule makes several key changes to the regulatory capital framework that are effective for community banks beginning on January 1, 2015, with some items phasing in over a period of time. The primary focus of the new capital rule is to strengthen the quality and loss-absorbency of regulatory capital so as to enhance banks’ abilities to continue functioning as financial intermediaries, including during periods of financial stress. Provided below is a brief overview of some key aspects of the new rule. The Company continues to evaluate the provisions of the final rules and their expected impact on the Company’s capital ratios. Management believes that, as of September 30, 2014, the Company and its subsidiary banks would meet all capital adequacy requirements under the Basel III Capital Rules on a fully phased-in basis if such requirements were currently effective.

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

The final rules eliminated the proposed phase-out over 10 years of Trust Preferred Services, or “TRUPs” as tier 1 capital for banks, such as Tompkins, that have less than $15 billion in total assets. Under the final rule, grandfathered TRUP, such as Tompkins’ outstanding TRUP’s, would continue to qualify as tier 1 capital until they mature or are redeemed, up to a limit of 25% of tier 1 capital (for grandfathered TRUPs and other grandfathered tier 1 capital components).

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

Deposits and Other Liabilities

Total deposits of $4.2 billion at September 30, 2014 increased $265.6 million or 6.7% from December 31, 2013. The increase from year-end 2013 was comprised mainly of increases in money market savings and interest bearing checking deposits (up $120.0 million), non interest bearing deposits (up $80.5 million) and time deposit accounts (up $65.1 million).

The most significant source of funding for the Company is core deposits. The Company defines core deposits as total deposits less time deposits of $250,000 or more (formerly $100,000), brokered deposits and municipal money market deposits. Core deposits of $3.4 billion increased $132.8 million at September 30, 2014 compared to year-end 2013. Core deposits represented 81.3% of total deposits at September 30, 2014, compared to 83.4% of total deposits at December 31, 2013.

Municipal money market savings and interest checking accounts of $709.0 million at September 30, 2014 increased $108.7 million or 18.1% from $600.3 million at year-end 2013. In general, there is a seasonal pattern to municipal deposits starting with a low point during July and August. Account balances tend to increase throughout the fall and into the winter months from tax deposits and the Company receives an additional inflow at the end of March from the electronic deposit of state funds.

The Company uses both retail and wholesale repurchase agreements. Retail repurchase agreements are arrangements with local customers of the Company, in which the Company agrees to sell securities to the customer with an agreement to repurchase those securities at a specified later date. Retail repurchase agreements totaled $41.8 million at September 30, 2014, and $55.3 million at December 31, 2013. Management generally views local repurchase agreements as an alternative to large time deposits. The Company’s wholesale repurchase agreements totaled $86.6 million at September 30, 2014 and included $55.0 million with the FHLB and $31.6 million with a large financial institution. Wholesale repurchase agreements totaled $112.4 million at December 31, 2013.

The Company’s other borrowings totaled $166.5 million at September 30, 2014, down $165.0 million or 49.8% from $331.5 million at December 31, 2013. Borrowings at September 30, 2014 included $42.0 million in FHLB overnight advances, $111.0 million of FHLB term advances, and a $13.5 million advance from a bank. Borrowings at year-end 2013 included $215.7 million in overnight advances from FHLB, $101.3 million of FHLB term advances, and a $14.5 million advance from a bank. The decrease in short term borrowings reflects the repayment of overnight FHLB advances with other funding sources, mainly deposits. Of the $111.0 million in FHLB term advance at September 30, 2014, $71.0 million is due over one year. In 2007, the Company elected the fair value option under FASB ASC Topic 825 for a $10.0 million advance with the FHLB. The fair value of this advance decreased by $260,000 (net mark-to-market gain of $260,000) over the nine months ended September 30, 2014.

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

Core deposits, discussed above under “Deposits and Other Liabilities”, are a primary and low cost funding source obtained primarily through the Company’s branch network. In addition to core deposits, the Company uses non-core funding sources to support asset growth. These non-core funding sources include time deposits of $250,000 or more, brokered time deposits, national deposit listing services, municipal money market deposits, bank borrowings, securities sold under agreements to repurchase and overnight and term advances from the FHLB. Rates and terms are the primary determinants of the mix of these funding sources. Non-core funding sources of $1.1 billion at September 30, 2014 decreased $71.5 million or 6.2% as compared to year end 2013. Non-core funding sources, as a percentage of total liabilities, were 23.6% at September 30, 2014, compared to 25.4% at December 31, 2013. The decrease in non-core funding sources reflects the repayment of overnight borrowings with the FHLB as a result of deposit growth.

Non-core funding sources may require securities to be pledged against the underlying liability. Securities carried at $1.1 billion and $1.0 billion at September 30, 2014 and December 31, 2013, respectively, were either pledged or sold under agreements to repurchase. Pledged securities represented 77.5% of total securities at September 30, 2014, compared to 74.7% of total securities at December 31, 2013.

Cash and cash equivalents totaled $85.1 million as of September 30, 2014 which was relatively flat compared to $82.9 million at December 31, 2013. Short-term investments, consisting of securities due in one year or less, increased from $37.0 million at December 31, 2013, to $59.6 million on September 30, 2014. The Company also had $9.5 million of securities designated as trading securities at September 30, 2014.

Cash flow from the loan and investment portfolios provides a significant source of liquidity. These assets may have stated maturities in excess of one year, but have monthly principal reductions. Total mortgage-backed securities, at fair value, were $709.8 million at September 30, 2014 compared with $724.5 million at December 31, 2013. Outstanding principal balances of residential mortgage loans, consumer loans, and leases totaled approximately $1.0 billion at September 30, 2014 as compared to $993.6 million at December 31, 2013. Aggregate amortization from monthly payments on these assets provides significant additional cash flow to the Company.

Liquidity is enhanced by ready access to national and regional wholesale funding sources including Federal funds purchased, repurchase agreements, brokered certificates of deposit, and FHLB advances. Through its subsidiary banks, the Company has borrowing relationships with the FHLB and correspondent banks, which provide secured and unsecured borrowing capacity. At September 30, 2014, the unused borrowing capacity on established lines with the FHLB was $1.1 billion. As members of the FHLB, the Company’s subsidiary banks can use certain unencumbered mortgage-related assets and securities to secure additional borrowings from the FHLB. At September 30, 2014, total unencumbered residential mortgage loans and securities of the Company were $699.3 million. Additional assets may also qualify as collateral for FHLB advances upon approval of the FHLB.

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

The Company’s Board of Directors has set a policy that interest rate risk exposure will remain within a range whereby net interest income will not decline by more than 10% in one year as a result of a 100 basis point parallel change in rates. Based upon the simulation analysis performed as of August 31, 2014 a 200 basis point parallel upward change in interest rates over a one-year time frame would result in a one-year decrease in net interest income from the base case of approximately 0.5%, while a 100 basis point parallel decline in interest rates over a one-year period would result in an decrease in one-year net interest income from the base case of 1.2%. The simulation assumes no balance sheet growth and no management action to address balance sheet mismatches.

If rates rise in a parallel fashion (+200 basis points over 12 months, or +400 basis points over 24 months), net interest income is expected to trend slightly below the base assumption, as upward adjustments to rate sensitive deposits and short-term funding outpace increases to asset yields which are concentrated in intermediate to longer-term products. Once market rates stabilize, increases to funding costs dissipate while asset yields continue to cycle higher. As a result, net interest income improves for the remainder of the projection period.

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

In addition to the simulation analysis, management uses an interest rate gap measure. The table below is a Condensed Static Gap Report, which illustrates the anticipated repricing intervals of assets and liabilities as of September 30, 2014. The Company’s one-year net interest rate gap was a negative $226.9 million or 4.46% of total assets at September 30, 2014, compared with a negative $288.7 million or 5.77% of total assets at December 31, 2013. A negative gap position exists when the amount of interest-bearing liabilities maturing or repricing exceeds the amount of interest-earning assets maturing or repricing within a particular time period. This analysis suggests that the Company’s net interest income is moderately more vulnerable to an increasing rate environment than it is to a prolonged declining interest rate environment. An interest rate gap measure could be significantly affected by external factors such as a rise or decline in interest rates, loan or securities prepayments, and deposit withdrawals.

Condensed Static Gap –September 30, 2014			Repricing Interval

(in thousands)	Total	0-3 months	3-6 months	6-12 months	Cumulative 12 months

Interest-earning assets[1]	$4,706,012	$956,999	$242,673	$407,767	$1,607,439
Interest-bearing liabilities	3,573,601	1,405,681	174,952	253,679	1,834,312
Net gap position		(448,682)	67,721	154,088	(226,873)
Net gap position as a percentage of total assets		(8.81%)	1.33%	3.03%	(4.46%)

1 Balances of available securities are shown at amortized cost

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2014. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this Report on Form 10-Q, the Company’s disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2014, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

There have been no material changes in the risk factors previously disclosed under Item 1A. of the Company’s Annual Report on Form 10-K, as amended, for the fiscal year ended December 31, 2013.

Item 2. Unregistered Sales of Equity Securities and the Use of Proceeds

Issuer Purchases of Equity Securities

	Total Number of Shares Purchased (a)	Average Price Paid Per Share (b)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (c)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (d)

July 1, 2014 through July 31, 2014	2,010	$48.23	0	400,000

August 1, 2014 through August 31, 2014	27,558	45.09	26,909	373,091

September 1, 2014 through September 30, 2014	38,150	45.03	38,150	334,941

Total	67,718	$45.15	65,059	334,941

Included in the table above are 2,010 shares purchased in July 2014, at an average cost of $48.23 and 649 shares purchased in August 2014, at an average cost of $44.50, in each case by the trustee of the rabbi trust established by the Company under the Company’s Amended and Restated Retainer Plan For Eligible Directors of Tompkins Financial Corporation and its wholly-owned Subsidiaries. The shares purchased were part of the director deferred compensation under that plan.

On July 24, 2014, the Company’s Board of Directors authorized a new stock repurchase plan for the Company to repurchase up to 400,000 shares of the Company’s common stock. Purchases may be made on the open market or in privately negotiated transactions over the 24 months following adoption of the plan. The repurchase program may be suspended, modified or terminated at any time for any reason. During the third quarter of 2014, the Company repurchased 65,059 shares at an average price of $45.06.

Recent Sales of Unregistered Securities

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosure

Not applicable

Item 5. Other Information

On September 2, 2014, the Company and James W. Fulmer, Vice Chairman of the Company, entered into an amendment to Mr. Fulmer’s Supplemental Executive Retirement Agreement dated December 28, 2005. A copy of the amendment is being filed as Exhibit 10.1 to this Quarterly Report on Form 10-Q.

Item 6. Exhibits

The information called for by this item is incorporated by reference to the Exhibit Index included in this Quarterly Report on Form 10-Q, immediately following the signature page.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 10, 2014

TOMPKINS FINANCIAL CORPORATION

By:	/S/ Stephen S. Romaine
Stephen S. Romaine
President and Chief Executive Officer
(Principal Executive Officer)

By:	/S/ Francis M. Fetsko
Francis M. Fetsko
Executive Vice President, Chief Financial Officer, and Chief Operating Officer
(Principal Financial Officer)
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description	Pages

10.1	Amendment to Supplemental Executive Retirement Agreement between James W. Fulmer and the Company (f/k/a Tompkins Trustco. Inc.), dated as of September 2, 2014.

31.1	Certification of Principal Executive Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Principal Executive Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, 18 U.S.C. Section 1350.

32.2	Certification of Principal Financial Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, 18 U.S.C. Section 1350.

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Condition as of September 30, 2014 and December 31, 2013; (ii) Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2014 and 2013; (iii) Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30,2014 and 2013; (iv)Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2014 and 2013; (v) Condensed Consolidated Statements of Changes in Shareholders’ Equity for the nine months ended September 30, 2014 and 2013; and (vi) Notes to Unaudited Condensed Consolidated Financial Statements.

