Form 10-K
period 2014-12-31
TOMPKINS FINANCIAL CORP
filed 2015-03-16
CIK 1005817

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014

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

The aggregate market value of the registrant’s common stock held by non-affiliates was $626,743,000 on June 30, 2014, based on the closing sales price of a share of the registrant’s common stock, $.10 par value (the “Common Stock”), as reported on the NYSE MKT LLC, on such date.

The number of shares of the registrant’s Common Stock outstanding as of March 6, 2015, was 14,811,411 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement relating to its 2015 Annual Meeting of stockholders, to be held on May 4, 2015, are incorporated by reference into Part III of this Form 10-K where indicated.

TOMPKINS FINANCIAL CORPORATION

Annual Report on Form 10-K

For the Fiscal Year Ended December 31, 2014

PART IV
Item 15.	Exhibits and Financial Statement Schedules	129

PART I

Item 1.       Business

The disclosures set forth in this Item1. Business are qualified by the section captioned “Forward-Looking Statements” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Report and other cautionary statements set forth elsewhere in this Report.

General

Tompkins Financial Corporation (“Tompkins” or the “Company”) is headquartered in Ithaca, New York and is registered as a Financial Holding Company with the Federal Reserve Board under the Bank Holding Company Act of 1956, as amended. The Company is a locally oriented, community-based financial services organization that offers a full array of products and services, including commercial and consumer banking, leasing, trust and investment management, financial planning and wealth management, and insurance. At December 31, 2014, the Company’s subsidiaries included: four wholly-owned banking subsidiaries, Tompkins Trust Company (the “Trust Company”), The Bank of Castile (DBA Tompkins Bank of Castile), Mahopac Bank (formerly known as Mahopac National Bank, DBA Tompkins Mahopac Bank), VIST Bank (DBA Tompkins VIST Bank); and a wholly-owned insurance agency subsidiary, Tompkins Insurance Agencies, Inc. (“Tompkins Insurance”). The Trust Company provides a full array of trust and investment services under the Tompkins Financial Advisors brand, including investment management, trust and estate, financial and tax planning as well as life, disability and long-term care insurance services. The Company’s principal offices are located at The Commons, Ithaca, New York, 14851, and its telephone number is (888) 503-5753. The Company’s common stock is traded on the NYSE MKT LLC under the Symbol “TMP.”

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

Banking Services

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

Trust and Investment Management Services

The Company offers a comprehensive suite of financial services to customers, including investment management, trust and estate, financial and tax planning as well as life, disability and long-term care insurance services. These services are offered by Tompkins Trust Company, using the trade name of Tompkins Financial Advisors. Tompkins Financial Advisors has office locations at all four of the Company’s subsidiary banks. The August 1, 2012 VIST acquisition included VIST Capital Management, which became part of Tompkins Financial Advisors.

Insurance Services

The Company provides property and casualty insurance, employee benefit consulting, and life, long-term care and disability insurance through Tompkins Insurance.

Subsidiaries

The Company operates four banking subsidiaries, and an insurance agency subsidiary in New York. In addition, the Company also owns 100% of the common stock of Tompkins Capital Trust I, Sleepy Hollow Capital Trust I, Leesport Capital Trust II, and Madison Statutory Trust I. The Company’s banking subsidiaries operate 66 offices, including 3 limited-service offices, with 48 banking offices located in New York and 18 banking offices located in southeastern Pennsylvania. The decision to operate as four locally managed community banks reflects management’s commitment to community banking as a business strategy. For Tompkins, personal delivery of high quality services, a commitment to the communities in which we operate, and the convergence of a single-source financial service provider characterize management’s community banking approach. The combined resources of the Tompkins organization provides increased capacity for growth and the greater capital resources necessary to make investments in technology and services. Tompkins has a comprehensive suite of products and services that are now available in the markets served by all four banking subsidiaries. These services include trust and investment services, insurance, leasing, card services, Internet banking, and remote deposit services.

Tompkins Trust Company (the “Trust Company”)

The Trust Company is a New York State-chartered commercial bank that has operated in Ithaca, New York and surrounding communities since 1836. The Trust Company provides trust and investment services through Tompkins Investment Services (“TIS”), a division of Tompkins Trust Company. Tompkins Investment Services has office locations at all four of the Company’s subsidiary banks, and provides a full range of money management services. The Trust Company operates 15 banking offices, including 2 limited-service banking offices in the counties of Tompkins, Cortland, Cayuga and Schuyler, New York. The Trust Company’s largest market area is Tompkins County, which has a population of approximately 103,000. Education plays a significant role in the Tompkins County economy with Cornell University and Ithaca College being two of the county’s major employers. The Trust Company has a full-service office in Cortland, New York and a full-service office in Auburn, New York. Both of these offices are located in counties contiguous to Tompkins County. As of December 31, 2014, Trust Company had total assets of $1.7 billion, total loans of $940.6 million and total deposits of $1.4 billion.

Tompkins Bank of Castile

Tompkins Bank of Castile is a New York State-chartered commercial bank and conducts its operations through its 17 banking offices, in towns situated in and around the areas commonly known as the Genesee Valley region of New York State. The main business office for Tompkins Bank of Castile is located in Batavia, New York and is shared with Tompkins Insurance. Tompkins Bank of Castile serves a five-county market, much of which is rural in nature, but also includes Monroe County (population approximately 748,000), where the city of Rochester is located. The population of the counties served by Tompkins Bank of Castile, other than Monroe, is approximately 210,000. Tompkins Bank of Castile’s lending portfolio includes loans to the agricultural industry. As of December 31, 2014, The Bank of Castile had total assets of $1.2 billion, total loans of $826.7 million and total deposits of $1.0 billion.

Tompkins Mahopac Bank (formerly known as Mahopac National Bank)

On December 31, 2013, Tompkins Mahopac Bank converted its charter from a national charter to a New York State charter. Mahopac Bank is a commercial bank that operates 14 banking offices. The 14 banking offices include 5 full-service offices in Putnam County, New York, 3 full-service offices in Dutchess County, New York, and 6 full-service offices in Westchester County, New York.

Putnam County has a population of approximately 100,000 and is about 60 miles north of Manhattan. Dutchess County has a population of approximately 297,000, and Westchester County has a population of approximately 962,000. As of December 31, 2014, Tompkins Mahopac Bank had total assets of $1.0 billion, total loans of $654.1 million and total deposits of $822.4 million.

Tompkins VIST Bank

Tompkins VIST Bank is a full service Pennsylvania State-charted commercial bank that was acquired as part of the VIST acquisition in August 2012. Tompkins VIST Bank operates 20 banking offices in Pennsylvania, including 2 limited-service offices. The 20 banking offices include 12 offices in Berks County, 5 offices in Montgomery County, 1 office in Philadelphia County, 1 office in Delaware County and 1 office in Schuylkill County. The population of the counties served by Tompkins VIST Bank is Philadelphia 1.5 million, Montgomery 808,000, Delaware 561,000, Berks 413,000 and Schuykill 147,000. The main office is located in Wyomissing, Pennsylvania. As of December 31, 2014, VIST Bank had total assets of $1.3 billion, total loans of $971.9 million and total deposits of $988.8 billion.

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

For additional details on the above capital trusts refer to “Note 11 - Trust Preferred Debentures” in the Notes to Consolidated Financial Statements in Part II, Item 8. of this Report.

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

Competition among financial institutions is based upon interest rates offered on deposit accounts, interest rates charged on loans and other credit and service charges, the quality and scope of the services rendered the convenience of facilities and, in the case of loans to commercial borrowers, relative lending limits. Management believes that a community based financial organization is better positioned to establish personalized financial relationships with both commercial customers and individual households. The Company’s community commitment and involvement in its primary market areas, as well as its commitment to quality and personalized financial services, are factors that contribute to the Company’s competitiveness. Management believes that each of the Company’s subsidiary banks can compete successfully in its primary market areas by making prudent lending decisions quickly and more efficiently than its competitors, without compromising asset quality or profitability, although no assurances can be given that such factors will assure success.

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

Capital Adequacy

At December 31, 2014 the FRB and the FDIC had substantially similar risk-based capital ratio and leverage ratio guidelines for banking institutions. The guidelines are intended to ensure that banking organizations have adequate capital given the risk levels of assets and off-balance sheet financial instruments. Under the guidelines, banking organizations are required to maintain minimum ratios for Tier I capital and total capital to risk-weighted assets. For purposes of calculating the ratios, a banking organization’s assets and some of its specified off-balance sheet commitments and obligations are assigned to various risk categories. A depository institution’s or holding company’s capital, in turn, is classified in one of three tiers, depending upon type:

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

Market Risk Capital (Tier 3). Tier 3 capital includes qualifying unsecured subordinated debt.

Regulators have established minimum capital ratios for bank holding companies, including financial holding companies, and depository institutions. Tompkins, like other Financial holding companies, is required to maintain Tier 1 capital and “total capital” (the sum of Tier 1, Tier 2 and Tier 3 capital) equal to at least 4.0% and 8.0%, respectively, of its total risk-weighted assets. The bank subsidiaries, like other depository institutions, are required to maintain similar capital levels under capital adequacy guidelines. For a depository institution to be “well capitalized” under the regulatory framework for prompt corrective action, its Tier 1 and total capital ratios must be at least 6.0% and 10.0% on a risk-adjusted basis, respectively.

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

The Basel III Capital Rules also provide for a “countercyclical capital buffer” that is applicable to only certain covered institutions and is not expected to have any current applicability to Tompkins.

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

The Basel III Capital Rules also require the phase-out of certain hybrid securities, such as trust preferred securities, as Tier 1 capital of bank holding companies in equal installments between 2013 and 2016. Trust preferred securities no longer included in Tier 1 capital may nonetheless be included as a component of Tier 2 capital. However, because the trust preferred securities of Tompkins were issued prior to May 19, 2010, and because Tompkins’ total consolidated assets were less than $15.0 billion as of December 31, 2009, our trust preferred securities are permanently grandfathered under the final rule and may continue to be included as Tier 1 capital.

Implementation of the deductions and other adjustments to CET1 will begin on January 1, 2015 and will be phased-in over a four-year period (beginning at 40% on January 1, 2015 and an additional 20% per year thereafter). The implementation of the capital conservation buffer will begin on January 1, 2016 at the 0.625% level and be phased in over a four-year period (increasing by that amount on each subsequent January 1, until it reaches 2.5% on January 1, 2019).

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

The Company has conducted a pro forma analysis of the application of these new capital requirements as of December 31, 2014 and determined that the Company and its banking subsidiaries meet all these new requirements, including the full capital conservation buffer, and would remain well-capitalized if these new requirements had been in effect on that date.

For further information concerning the regulatory capital requirements, actual capital amounts and the ratios of Tompkins and its bank subsidiaries, see the discussion in “Note 20 - Regulations and Supervision” in Notes to Consolidated Financial Statements in Part II, Item 8. of this Report.

Liquidity Requirements

The Basel III provisions on liquidity include complex criteria establishing a liquidity coverage ratio (“LCR”) and a net stable funding ratio (“NSFR”). The purpose of the LCR is to ensure that banks and their holding companies maintain adequate unencumbered, high quality liquid assets to meet liquidity needs for 30 days under a severe liquidity stress scenario. The purpose of the NSFR is to promote more medium and long-term funding of assets and activities, using a one-year horizon. Although Basel III is described as a “final text,” it is subject to the resolution of certain issues and to further guidance and modification, as well as to adoption by United States banking regulators, including decisions as to whether and to what extent it will apply to United States banks that are not large, internationally active banks. In June 2011, the federal banking agencies adopted a rule applicable to only large, internationally active banks requiring their risk-based capital to meet the higher of the minimum requirements under the advanced approaches or under the risk-based capital rules generally applicable to United States banks. In November 2013, the United States banking agencies published proposed rules establishing various liquidity requirements for entities with total consolidated assets of $50 billion or more and many, but not all, of the proposed resolutions applicable to the these large systemically important financial institutions were adopted by the Federal Reserve in February 2014.

Deposit Insurance

Substantially all of the deposits of the Company’s banking subsidiaries are insured up to applicable limits by the Deposit Insurance Fund (“DIF”) of the FDIC and are subject to deposit insurance assessments to maintain the DIF. The Dodd-Frank Act permanently increased the maximum amount of deposit insurance to $250,000 per deposit category, per depositor, per institution retroactive to January 1, 2008.

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

FDIC insurance expense totaled $2.9 million, $3.2 million and $2.7 million in 2014, 2013 and 2012, respectively. FDIC insurance expense includes deposit insurance assessments, assessments related to participation in the Temporary Liquidity Guaranty Program (“TLGP”) program, and Financing Corporation (“FICO”) assessments related to outstanding FICO bonds. FICO is a mixed-ownership government corporation established by the Competitive Equality Banking Act of 1987 whose sole purpose was to function as a financing vehicle for the now defunct Federal Savings & Loan Insurance Corporation. The Company paid FICO assessments of $282,000 in 2014, $286,000 in 2013, and $251,000 in 2012.

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

Community Reinvestment Act

The Company’s subsidiary banks are subject to the Community Reinvestment Act (“CRA”) and to certain fair lending and reporting requirements that relate to home mortgage lending. The CRA requires the federal banking regulators to assess the record of a financial institution in meeting the credit needs of the local communities, including low-and moderate-income neighborhoods, consistent with the safe and sound operation of the bank. The federal agencies consider an institution’s performance under the CRA in evaluating applications for mergers and acquisitions, and new offices. The ratings assigned by the federal agencies are publicly disclosed. As of December 31, 2014 the Company’s subsidiary banks all had ratings of satisfactory or better.

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

On January 10, 2013, the CFPB issued a final rule implementing the ability-to-repay and qualified mortgage (QM) provisions of the Truth in Lending Act, as amended by the Dodd-Frank Act (the “QM Rule”). The ability-to-repay provision requires creditors to make reasonable, good faith determinations that borrowers are able to repay their mortgages before extending the credit based on a number of factors and consideration of financial information about the borrower from reasonably reliable third-party documents. Under the Dodd-Frank Act and the QM Rule, loans meeting the definition of “qualified mortgage” are entitled to a presumption that the lender satisfied the ability-to-repay requirements. The presumption is a conclusive presumption/safe harbor for prime loans meeting the QM requirements, and a rebuttable presumption for higher-priced/subprime loans meeting the QM requirements. The definition of a “qualified mortgage” incorporates the statutory requirements, such as not allowing negative amortization or terms longer than 30 years. The QM Rule also adds an explicit maximum 43% debt-to-income ratio for borrowers if the loan is to meet the QM definition, though some mortgages that meet GSE, FHA and VA underwriting guidelines may, for a period not to exceed seven years, meet the QM definition without being subject to the 43% debt-to-income limits. The QM Rule became effective January 10, 2014. In October 2014, the CFPB published a final rule that allows lenders to cure loans that do not meet the “points and fees” test under the QM definition, but that otherwise satisfy the requirements of the QM. Pursuant to the final rule, lenders will be able to “cure” loans for which the points and fees exceed the 3% cap for QM by refunding the points and fees that exceed the 3% cap, with interest within 210 days after closing of the loan. The cure mechanism is available for loans closed on or after November 3, 2014 and before January 10, 2021. In November 2014, the CFPB published proposed amendments to the Mortgage Servicing Rules, which would further amend both Regulation X and Regulation Z. The proposed rule would, among other things, require servicers to provide certain borrowers with foreclosure protections more than once over the life of the loan, expand consumer protections to surviving family members and other homeowners, require servicers to notify borrowers when loss mitigation applications are complete, clarify when a borrower becomes delinquent and provide more information to borrower in bankruptcy.

Incentive Compensation

The Dodd-Frank Act requires the federal bank regulatory agencies and the SEC to establish joint regulations or guidelines prohibiting incentive-based payment arrangements at specified regulated entities, such as the Company, having at least $1 billion in total assets that encourage inappropriate risks by providing an executive officer, employee, director or principal shareholder with excessive compensation, fees, or benefits or that could lead to material financial loss to the entity. In addition, these regulators must establish regulations or guidelines requiring enhanced disclosure to regulators of incentive-based compensation arrangements. The agencies proposed such regulations in April, but the regulations have not been finalized. If the regulations are adopted in the form initially proposed, they will impose limitations on the manner in which the Company may structure compensation for its executives.

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

Employees

At December 31, 2014, the Company had 1,037 employees, approximately 129 of whom were part-time. No employees are covered by a collective bargaining agreement and the Company believes its employee relations are excellent.

Available Information

The Company maintains a website at www.tompkinsfinancial.com. The Company makes available free of charge through its website its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, its proxy statements related to its shareholders’ meetings, and amendments to these reports or statements, filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as amended (the “Exchange Act”), as soon as reasonably practicable after the Company electronically files such material with, or furnishes such material to, the Securities and Exchange Commission (the “SEC”). Copies of these reports are also available at no charge to any person who requests them, with such requests directed to Tompkins Financial Corporation, Investor Relations Department, The Commons, Ithaca, New York 14851, telephone no. (888) 503-5753. Materials that the Company files with the SEC may be read and copied at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. This information may also be obtained by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet website that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at www.sec.gov. The Company is not including the information contained on the Company’s website as a part of, or incorporating it by reference into, this Annual Report on Form 10-K, or into any other report filed with or furnished to the SEC by the Company.

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

The Company offers different types of commercial loans to a variety of businesses. Real estate lending is generally considered to be collateral based lending with loan amounts based on predetermined loan to collateral values. As such, declines in real estate valuations in the Company’s market area would lower the value of the collateral securing these loans. The Company’s commercial business loans are primarily made based on the cash flow of the borrower and secondarily on the underlying collateral provided by the borrower, with liquidation of the underlying real estate collateral being viewed as the primary source of repayment in the event of borrower default. The borrowers’ cash flow may be difficult to predict, and collateral securing these loans may fluctuate in value. The repayment of commercial business loans depends primarily on the cash flow and credit worthiness of the borrower and secondarily on the underlying collateral provided by the borrower. Although commercial business loans are often collateralized by equipment, inventory, accounts receivable, or other business assets, the liquidation of collateral in the event of default is often an insufficient source of repayment. As of December 31, 2014, commercial and commercial real estate loans totaled $2.3 billion or 68.5% of total loans.

As part of the Company’s commercial business lending activities, the Company originates agricultural loans, consisting of agricultural real estate loans and agricultural operating loans. As of December 31, 2014, $127.4 million or 5.0% of the Company’s total loan portfolio consisted of agriculturally-related loans, including $52.6 million in agricultural real estate loans and $74.8 million in agricultural operating loans. Payments on agricultural loans, primarily dairy loans, are dependent on the profitable operation or management of the related farm property. The success of the farm may be affected by many factors outside the control of the borrower, including adverse weather conditions that prevent the planting of a crop or limit crop yields, declines in market prices for agricultural products and the impact of governmental regulations and subsidies. Many farms are dependent upon a limited number of key individuals whose injury or death may significantly affect the successful operation of the farm. If the cash flow from a farming operation is diminished, the borrower’s ability to repay the loan may be impaired. While agricultural operating loans are generally secured by a blanket lien on the farm’s operating assets, any repossessed collateral in respect of a defaulted loan may not provide an adequate source of repayment of the outstanding balance.

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

As of December 31, 2014, the Company has $106.9 million of goodwill and other intangible assets. The Company is required to test our goodwill for impairment on a periodic basis. A significant decline in the Company’s expected future cash flows, a significant adverse change in business climate, slower growth rates or a significant and sustained decline in the price of the Company’s common stock, may necessitate taking charges in the future related to the impairment of the Company’s goodwill and intangible assets. If an impairment determination is made in a future reporting period, the Company’s earnings and the book value of these intangible assets would be reduced by the amount of the impairment.

The Company may be adversely affected by the soundness of other financial institutions.

Financial services institutions are interrelated as a result of counterparty relationships. The Company has exposure to many different industries and counterparties, and routinely executes transactions with counterparties in the financial services industry. The most important counterparty for the Company, in terms of liquidity, is the Federal Home Loan Bank of New York (“FHLBNY”). The Company also has a relationship with the Federal Home Loan Bank of Pittsburgh (“FHLBPITT”). The Company uses FHLBNY as its primary source of overnight funds and also has long-term advances and repurchase agreements with FHLBNY. The Company has placed sufficient collateral in the form of commercial and residential real estate loans at FHLBNY. In addition, the Company is required to hold stock in FHLBNY and FHLBPITT. The amount of borrowed funds and repurchase agreements with the FHLBNY and FHLBPITT, and the amount of FHLBNY and FHLBPITT stock held by the Company, at its most recent fiscal year-end are discussed in Part II, Item 8 of this Report on Form 10-K.

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

General economic conditions impact the banking and financial services industry. The Company’s financial performance generally, and in particular, the ability of borrowers to pay interest on and repay the principal of outstanding loans and the value of collateral securing these loans, is highly dependent upon the business environment in the markets where the Company operates. The Company serves numerous market areas within New York State and Pennsylvania, and the Company is dependent on the economic conditions of these two states. Unfavorable or uncertain economic and market conditions could lead to credit quality concerns related to repayment ability and collateral protection as well as reduced demand for the services offered by the Company’s three business segments. In recent years there has been gradual improvement in the U.S. economy since then as evidenced by a rebound in the housing market, lower unemployment and higher equities markets; however economic growth has been uneven and unemployment levels are higher than historical levels. A downturn in the economy or financial markets could adversely affect the credit quality of the Company’s loan portfolio, results of operations and financial condition.

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

The Company is subject to certain operational risks, including, but not limited to, data processing system failures and errors, customer or employee fraud and catastrophic failures resulting from terrorist acts or natural disasters. The Company depends upon data processing, software, communication, and information exchanged on a variety of computing platforms and networks and over the Internet. Despite instituted safeguards, the Company cannot be certain that all of its systems are entirely free from vulnerability to attack or other technological difficulties or failures. The techniques used by cyber criminals change frequently, may not be recognized until launched and can originate from a wide variety of sources, including outside groups such as external service providers, organized crime affiliates, or terrorist organizations. These risks may increase in the future as we continue to increase our mobile-payment and other internet-based product offerings and expand our internal usage of web-based products and applications. If information security is breached or other technology difficulties or failures occur, information may be lost or misappropriated, services and operations may be interrupted and the Company could be exposed to claims from customers. Any of these results could have a material adverse effect on the Company’s business, financial condition, results of operations or liquidity. The Company maintains a system of internal controls to mitigate against such occurrences, periodically performs disaster recovery testing on key systems, and maintains insurance coverage for exposures that are insurable. The Company regularly tests internal controls to ensure that they are appropriate and functioning as designed. In addition, risk management is responsible for establishing compliance program standards and policies, performing risk assessments on the business lines’ adherence to laws, regulations and internal policies and procedures, and the regular monitoring of significant operating risks.

The Company is subject to the risks presented by acquisitions.

The Company’s strategic initiatives include diversification within its markets, growth of its fee-based businesses, and growth internally and through acquisitions of financial institutions, branches, and financial services businesses. As such, the Company from time to time considers acquiring banks, thrift institutions, branch offices of banks or thrift institutions, or other businesses within markets currently served by the Company or in other locations that would complement the Company’s business or its geographic reach. The Company generally targets merger or acquisition partners that are culturally similar and have experienced management and possess either significant market presence or have potential for improved profitability through financial management, economies of scale and expanded services. Future acquisitions will be accompanied by the risks commonly encountered in acquisitions. These risks include among other things: the difficulty of integrating operations and personnel, the potential disruption of our ongoing business, the inability of management to maximize financial and strategic position, the inability to maintain uniform standards, controls, procedures and policies, and the impairment of relationships with employees and customers as a result of changes in ownership and management. Further, the asset quality or other financial characteristics of an acquired company may deteriorate after the acquisition agreement is signed or after the acquisition closes.

The Company’s operations rely on certain external vendors.

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

The Company’s executive offices are located at 110 North Tioga Street, Ithaca, New York. The Company’s banking subsidiaries have 66 branch offices, of which 29 are owned and 37 are leased at market rates. The Company’s insurance subsidiary has 5 stand-alone offices, of which 3 are owned by the Company and 2 are leased at market rents. The Company’s wealth management and financial planning subsidiary has 2 offices, which are leased at a market rent, other locations are shared with the Company’s subsidiaries. Management believes the current facilities are suitable for their present and intended purposes. For additional information about the Company’s facilities, including rental expenses, see “Note 7 Premises and Equipment” in Notes to Consolidated Financial Statements in Part II, Item 8. of this Report.

Item 3.	Legal Proceedings

The Company is subject to various claims and legal actions that arise in the ordinary course of conducting business. Management does not expect the ultimate disposition of these matters to have a material adverse impact on the Company’s financial statements.

Item 4.	Mine Safety Disclosures

Not applicable

Executive Officers of the Registrant

The information concerning the Company’s executive officers is provided below as of March 1, 2014.

Name	Age	Title	Year Joined Company
Stephen S. Romaine	50	President and CEO	January 2000
Stephen M. Angelis	54	Executive Vice President	February 2014
David S. Boyce	48	Executive Vice President	January 2001
Francis M. Fetsko	50	Executive Vice President, COO, CFO and Treasurer	October 1996
Scott L. Gruber	58	Executive Vice President	April 2013
Gregory J. Hartz	54	Executive Vice President	August 2002
Rosemary G. Hyland	64	Executive Vice President of Human Resources	May 2000
Gerald J. Klein, Jr.	56	Executive Vice President	January 2000
John M. McKenna	48	Executive Vice President	April 2009
Susan M. Valenti	60	Executive Vice President of Corporate Marketing	March 2012

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

Stephen M. Angelis joined Tompkins in February 2014 as Executive Vice President of the Company, and President of Tompkins Financial Advisors. Prior to joining Tompkins, he spent 25 years at various financial institutions, most recently at GAN Investments in Columbus, Ohio where he served as Managing Partner and Private Equity Investor. From 2010-2011, he served as Senior Vice President of Sales & Marketing for Equity Trust Company, and from 2006-2009, as Vice President, National Sales Manager, Nationwide Retirement Solutions, at Nationwide Financial Corp.

David S. Boyce has been employed by the Company since January 2001 and was promoted to Executive Vice President in April 2004. He was appointed President and Chief Executive Officer of Tompkins Insurance Agencies in 2002. He has been employed by Tompkins Insurance Agencies and a predecessor company to Tompkins Insurance Agencies for 25 years.

Francis M. Fetsko has been employed by the Company since 1996, and has served as Chief Financial Officer since December 2000. He also serves as the Chief Financial Officer for the Company’s four banking subsidiaries. In July 2003, he was promoted to Executive Vice President and he assumed the additional role of Chief Operating Officer in April 2012.

Scott L. Gruber has been employed by the Company since April 2013 and was appointed President & COO of VIST Bank and Executive Vice President of the Company effective April 30, 2013. He was appointed President & CEO of VIST Bank effective January 1, 2014, upon the retirement of Robert D. Davis on December 31, 2013. Mr. Gruber brings more than thirty years of banking experience to his position at VIST Bank, before joining VIST, Mr. Gruber spent sixteen years at National Penn Bank, most recently as Group Executive Vice President where he led the Corporate Banking team. Prior to that, Mr. Gruber was President of the Central Region leading the commercial and retail banking business.

Gregory J. Hartz has been employed by the Company since 2002 and was appointed President and Chief Executive Officer of Tompkins Trust Company and Executive Vice President of the Company effective January 1, 2007. Previously, he was Senior Vice President of Tompkins Trust Company, with responsibility for Tompkins Investment Services. Mr. Hartz serves on the Board of Independent Bankers Association of New York State, currently serving as its past chairman.

Rosemary G. Hyland has been employed by the Company since May 2000. She currently serves as Executive Vice President, Director of Human Resources which also includes the Company’s Learning & Development function. Prior to this assignment she served in several other roles as SVP, Learning & Development, Administrative Services Division Manager and Human Resources Director for Mahopac Bank.

Gerald J. Klein, Jr. has been employed by the Company since 2000 and was appointed President and Chief Executive Officer of Mahopac Bank and Executive Vice President of the Company effective January 1, 2007. Previously, he was Executive Vice President of Mahopac Bank, responsible for all lending and credit functions at the Bank.

John M. McKenna has been employed by the Company since April 2009. He was appointed President and CEO of The Bank of Castile effective January 1, 2015. McKenna had been a senior vice president at Bank of Castile for five years, concentrating in commercial lending. He has more than 25 years of banking experience including approximately 17 years with JPMorgan Chase Bank and its predecessors and 4 years with Citibank including experiences in investment banking, commercial lending and retail banking. Mr. McKenna currently serves on the NYBA PAC Committee.

Susan M. Valenti joined Tompkins in March of 2012 as Senior Vice President, Corporate Marketing. Prior to joining the Company, Susan spent 23 years at JPMorgan Chase working in a variety of marketing roles, most recently as Vice President of Chase Private Client Marketing Executive. Prior to that time she was Vice President, Retail Rebranding Project Lead and led the rebranding of The Bank of New York branches and Bank One to Chase. She was promoted to Executive Vice President of the Company in June of 2014.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Price and Dividend Information

The Company’s common stock is traded under the symbol “TMP” on the NYSE MKT LLC (the “Exchange”). The high and low closing sale prices, which represent actual transactions as quoted on the Exchange, of the Company’s common stock for each quarterly period in 2013 and 2014 are presented below. The per share dividends paid by the Company in each quarterly period in 2013 and 2014 and the payment dates of these dividends are also presented below.

		Market Price		Cash Dividends
		High	Low	Amount	Date Paid
2013	1st Quarter	$42.59	$40.28	$0.38	2/15/13
	2nd Quarter	45.33	39.86	0.38	5/15/13
	3rd Quarter	49.40	42.54	0.38	8/15/13
	4th Quarter	51.61	43.52	0.40	11/15/13

2014	1st Quarter	$50.30	$45.42	$0.40	2/14/14
	2nd Quarter	50.81	44.90	0.40	5/15/14
	3rd Quarter	48.78	44.04	0.40	8/15/14
	4th Quarter	56.18	43.98	0.42	11/14/14

As of March 4, 2015, there were approximately 3,594 holders of record of the Company’s common stock.

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

The following table reflects all Company repurchases, including those made pursuant to publicly announced plans or programs during the quarter ended December 31, 2014.

Issuer Purchases of Equity Securities

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value)of Shares that May Yet Be Purchased Under the Plans or Programs
Period	(a)	(b)	(c)	(d)
October 1, 2014 through
October 31, 2014	34,337	$45.36	32,300	302,641

November 1, 2014 through
November 30, 2014	4,418	$49.92	3,807	298,834

December 1, 2014 through
December 31, 2014	300	$49.00	300	298,534
Total	39,056	$45.90	36,407	298,534

Included above are 2,037 shares purchased in October 2014, at an average cost of $44.99, and 611 shares purchased in November 2014, at an average cost of $51.48 by the trustee of the rabbi trust established by the Company under the Company’s Stock Retainer Plan For Eligible Directors of Tompkins Financial Corporation and Participating Subsidiaries, and were part of the director deferred compensation under that plan.

On July 24, 2014, the Company’s Board of Directors authorized a share repurchase plan for the Company to repurchase up to 400,000 shares of the Company’s common stock. Purchases may be made over the 24 months following adoption of the plan. The repurchase program may be suspended, modified or terminated at any time for any reason. As of the date of this report, the Company has repurchased 101,466 shares under this program, at an average price of $45.35.

Recent Sales of Unregistered Securities

None.

Equity Compensation Plan Information

Information regarding securities authorized for issuance under equity compensation plans is provided in Part III, “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” of this Report.

Performance Graph

The following graph compares the Company’s cumulative total stockholder return over the five-year period from December 31, 2009 through December 31, 2014, with (1) the total return index for the NASDAQ Composite and (2) the total return index for SNL Bank Index. The graph assumes $100.00 was invested on December 31, 2009, in the Company’s common stock and the comparison groups and assumes the reinvestment of all cash dividends prior to any tax effect and retention of all stock dividends.

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

		Period Ending
Index	12/31/09	12/31/10	12/31/11	12/31/12	12/31/13	12/31/14
Tompkins Financial Corporation	100.00	110.04	112.06	119.68	160.65	178.89
NASDAQ Composite	100.00	118.15	117.22	138.02	193.47	222.16
SNL Bank	100.00	112.05	86.78	117.11	160.79	179.74

Item 6.	Selected Financial Data

The following consolidated selected financial data is taken from the Company’s audited financial statements as of and for the five years ended December 31, 2014. The following selected financial data should be read in conjunction with the consolidated financial statements and the notes thereto in Part II, Item 8. of this Report. All of the Company’s acquisitions during the five year period were accounted for using the purchase method. Accordingly, the operating results of the acquired companies are included in the Company’s results of operations since their respective acquisition dates.

	Year ended December 31,
(in thousands except per share data)	2014	2013	2012 [1]	2011	2010
FINANCIAL STATEMENT HIGHLIGHTS
Assets	$5,269,561	5,003,039	4,837,197	$3,400,248	$3,260,343
Total loans	3,393,288	3,194,284	2,954,610	1,981,849	1,910,358
Deposits	4,169,154	3,947,216	3,950,169	2,660,564	2,495,873
Other borrowings	356,541	331,531	111,848	186,075	244,193
Total equity	489,583	457,939	441,360	299,143	273,408
Interest and dividend income	184,493	185,104	158,356	137,088	144,062
Interest expense	20,683	23,975	24,213	25,682	32,287
Net interest income	163,810	161,129	134,143	111,406	111,775
Provision for loan and lease losses	2,306	6,161	8,837	8,945	8,507
Net gains on securities transactions	391	599	324	396	178
Net income attributable to Tompkins
Financial Corporation	52,041	50,856	31,285	35,419	33,831
PER SHARE INFORMATION
Basic earnings per share	3.51	3.48	2.44	3.21	3.13
Diluted earnings per share	3.48	3.46	2.43	3.20	3.11
Adjusted diluted earnings per share[2]	3.48	3.36	3.16	3.21	3.11
Cash dividends per share	1.62	1.54	1.46	1.40	1.33
Book value per share	32.87	31.05	30.67	26.89	25.09
Tangible book value per share[3]	25.69	23.70	22.96	22.58	20.88
SELECTED RATIOS
Return on average assets	1.03%	1.03%	0.76%	1.07%	1.06%
Return on average equity	10.76%	11.47%	8.30%	12.02%	12.72%
Average shareholders' equity
to average assets	9.54%	9.00%	9.21%	8.94%	8.33%
Dividend payout ratio	46.15%	44.25%	59.84%	43.61%	42.49%

OTHER SELECTED DATA (in whole numbers, unless otherwise noted)
Employees (average full-time equivalent)	1,037	989	839	719	726
Banking offices	66	66	66	45	45
Bank access centers (ATMs)	85	84	83	63	69
Trust and investment services assets under management, or custody (in thousands)	$3,761,972	3,443,636	3,240,782	$2,780,622	$2,859,725

1 Includes the impact of the acquisition of VIST Financial on August 1, 2012.

2 Adjusted diluted earnings per share reflects adjustments made for certain nonrecurring items, including merger and integration expenses. There were no adjustments for nonrecurring items in 2014. Adjustments for 2013 included an $(846,000) after-tax gain on the redemption of trust preferred stock and a $(771,000) after-tax gain on a deposit conversion. Also, in 2013, 2012 and 2011, after-tax merger related expenses totaled $140,000, $9.7 million and $152,000, respectively. There was also an after-tax VISA accrual adjustment of $243,000 in 2012. There were no merger related expenses in prior years. Adjusted diluted earnings per share is a non-GAAP measure that management believes provides management and investors with information that is useful in understanding the Company’s financial performance and condition.

3 Tangible equity capital is used to calculate tangible book value per share and excludes from shareholders’ equity goodwill and other intangibles of $106.9 million in 2014, $108.4 million in 2013, $110.9 million in 2012, $48.0 million in 2011, and $45.9 million in 2010. This is a non-GAAP measure that management believes provides management and investors with information that is useful in understanding the Company’s financial performance and condition.

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

Overview

Tompkins Financial Corporation (“Tompkins” or the “Company”) is headquartered in Ithaca, New York and is registered as a Financial Holding Company with the Federal Reserve Board under the Bank Holding Company Act of 1956, as amended. The Company is a locally oriented, community-based financial services organization that offers a full array of products and services, including commercial and consumer banking, leasing, trust and investment management, financial planning and wealth management, insurance, and brokerage services. At December 31, 2014, the Company’s subsidiaries included: four wholly-owned banking subsidiaries, Tompkins Trust Company (the “Trust Company”), The Bank of Castile (DBA Tompkins Bank of Castile), Mahopac Bank (formerly known as Mahopac National Bank, DBA Tompkins Mahopac Bank), VIST Bank (DBA Tompkins VIST Bank); and a wholly-owned insurance agency subsidiary, Tompkins Insurance Agencies, Inc. (“Tompkins Insurance”). TFA Wealth Management and the trust division of the Trust Company provide a full array of investment services under the Tompkins Financial Advisors brand, including investment management, trust and estate, financial and tax planning as well as life, disability and long-term care insurance services. The Company’s principal offices are located at The Commons, Ithaca, New York, 14851, and its telephone number is (888) 503-5753. The Company’s common stock is traded on the NYSE MKT LLC under the Symbol “TMP.”

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

Allowance for loan and lease losses

Management considers the accounting policy relating to the allowance to be a critical accounting policy because of the high degree of judgment involved, the subjectivity of the assumptions used and the potential changes in the economic environment that could result in changes to the amount of the allowance.

The Company has developed a methodology to measure the amount of estimated loan loss exposure inherent in the loan portfolio to assure that an appropriate allowance is maintained. The Company’s methodology is based upon guidance provided in SEC Staff Accounting Bulletin No. 102, Selected Loan Loss Allowance Methodology and Documentation Issues and includes allowance allocations calculated in accordance with Accounting Standards Codification (“ASC”) Topic 310, Receivables, and allowance allocations calculated in accordance with ASC Topic 450 Contingencies. The model is comprised of five major components that management has deemed appropriate in evaluating the appropriateness of the allowance for loan and lease losses. While none of these components, when used independently, is effective in arriving at a reserve level that appropriately measures the risk inherent in the portfolio, management believes that using them collectively, provides reasonable measurement of the loss exposure in the portfolio. The various factors used in the methodologies are reviewed on a quarterly basis.

Although we believe our process for determining the ALLL adequately considers all of the factors that would likely result in credit losses, this evaluation is inherently subjective as it requires material estimates, including expected default probabilities, the loss emergence periods, the amounts and timing of expected future cash flows on impaired loans, and estimated losses based on historical loss experience and current economic conditions. All of these factors may be susceptible to significant change. To the extent that actual results differ from management estimates, additional loan loss provisions may be required that would adversely impact earnings for future periods.

Pension and other post retirement benefits

The calculation of the expenses and liabilities related to pensions and other post-retirement benefits is a critical accounting policy that requires estimates and assumptions of key factors including, but not limited to, discount rate, return on plan assets, future salary increases, employment levels, employee retention, and life expectancies of plan participants. The Company uses an actuarial firm to assist in making these estimates. Changes in assumptions due to market conditions, governing laws and regulations, or Company specific circumstances may result in material changes to the Company’s pension and other post-retirement expenses and liabilities.

Investment securities

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

Acquired loans

The accounting policy for acquired loans is a critical accounting policy. Acquired loans are initially recorded at their acquisition date fair values. The carryover of allowance for loan losses is prohibited as any credit losses in the loans are included in the determination of the fair value of the loans at the acquisition date. Fair values for acquired loans are based on a discounted cash flow methodology that involves assumptions and judgments as to credit risk, prepayment risk, liquidity risk, default rates, loss severity, payment speeds, collateral values and discount rate. Subsequent to the acquisition of acquired impaired loans, GAAP requires the continued estimation of expected cash flows to be received. This estimation requires numerous assumptions, interpretations and judgments using internal and third-party credit quality information. Changes in expected cash flows could result in the recognition of impairment through provision for credit losses.

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

Results of Operations

(Comparison of December 31, 2014 and 2013 results)

General

The Company reported diluted earnings per share of $3.48 in 2014, compared to diluted earnings per share of $3.46 in 2013. Net income attributable to Tompkins Financial Corporation for the year ended December 31, 2014, was $52.0 million, up 2.3% compared to $50.9 million in 2013.

In addition to earnings per share, key performance measurements for the Company include return on average shareholders’ equity (ROE) and return on average assets (ROA). ROE was 10.76% in 2014, compared to 11.47% in 2013, while ROA was 1.03% in 2014 and 2013. Tompkins’ 2014 ROE and ROA were in the 73rd percentile for ROE and the 62nd percentile for ROA of its peer group. The peer group is derived from the Federal Reserve Board and represents banks and bank holding companies with assets between $3.0 billion and $10.0 billion. The comparative peer group ratios are as of December 31, 2014, the most recent data available from the Federal Reserve Board.

The Company’s net operating income available to common shareholders (non-GAAP) in 2014 amounted to $51.5 million or $3.48 diluted per share compared to $49.0 million or $3.36 per diluted share in 2013. Operating (non-GAAP) net income for 2013 excludes $846,000 in an after-tax gain on the redemption of trust preferred debentures, $771,000 in after-tax gain on a deposit conversion and $140,000 in after-tax merger related expenses. There were no adjustments to 2014 net operating income.

The following table summarizes the Company’s results of operations for the periods indicated on a GAAP basis and on an operating (non-GAAP) basis for the periods indicated. The Company believes the non-GAAP measures provide meaningful comparisons of our underlying operational performance and facilitates management’s and investors’ assessments of business and performance trends in comparison to others in the financial services industry. In addition, the Company believes the exclusion of the nonoperating items from our performance enables management and investors to perform a more effective evaluation and comparison of our results and to assess performance in relation to our ongoing operations. These non-GAAP financial measures should not be considered in isolation or as a measure of the Company’s profitability or liquidity; they are in addition to, and are not a substitute for, financial measures under GAAP. Net operating income, adjusted diluted earnings per share, and operating return on average tangible equity capital as presented herein may be different from non-GAAP financial measures used by other companies, and may not be comparable to similarly titled measures reported by other companies. Further, the Company may utilize other measures to illustrate performance in the future. Non-GAAP financial measures have limitations since they do not reflect all of the amounts associated with the Company’s results of operations as determined in accordance with GAAP.

Operating Net Income/Adjusted Diluted Earnings Per Share (Non-GAAP)

	As of December 31,
(in thousands, except per share data)	2014	2013
Net income attributable to Tompkins Financial Corporation	$52,041	$50,856
Less: dividends and undistributed earnings allocated to unvested stock awards	(503)	(418)
Net income available to common shareholders (GAAP)	51,538	50,438
Diluted earnings per share (GAAP)	3.48	3.46
Adjustments for non-operating income and expense, net of tax:
Merger and acquisition integration related expenses	0	140
Gain on redemption of trust preferred	0	(846)
Gain on deposit conversion	0	(771)
Total adjustments, net of tax	0	(1,477)
Net operating income available to common shareholders (Non-GAAP)	51,538	48,961
Adjusted diluted earnings per share (Non-GAAP)	3.48	3.36

 Operating Return on Average Tangible Common Equity (Non-GAAP)

	As of December 31,
(in thousands, except per share data)	2014	2013
Net operating income available to common shareholders (Non-GAAP)	$51,538	$48,961
Amortization of intangibles, net of tax	1,257	1,318
Adjusted net operating income available to common shareholders (Non-GAAP)	52,795	50,279
Average Tompkins Financial Corporation shareholders' common equity	482,087	442,054
Average goodwill and intangibles [1]	106,748	108,591
Average Tompkins financial Corporation shareholders' tangible common equity (Non-GAAP)	375,339	333,463
Adjusted operating return on average shareholders' tangible common equity (Non-GAAP)	14.07%	15.08%

1 Average goodwill and intangibles exclude mortgage servicing rights

Segment Reporting

The Company operates in three business segments: banking, insurance and wealth management. Insurance is comprised of property and casualty insurance services and employee benefit consulting operated under the Tompkins Insurance Agencies, Inc. subsidiary. Wealth management activities include the results of the Company’s trust, financial planning, and wealth management services conducted under the trust department of the Trust Company. All other activities are considered banking. For additional financial information on the Company’s segments, refer to “Note 22 – Segment and Related Information” in the Notes to Consolidated Financial Statements in Part II, Item 8. of this Report.

Banking Segment

The Banking segment reported net income of $46.1 million for the year ending December 31, 2014, representing a $901,000 or 2.0% increase compared to 2013, driven mainly by growth in net interest income and a lower provision for loan and lease losses. Net interest income increased $2.7 million in 2014, up 1.7% versus 2013, due primarily to loan growth and the lower cost of funds. Interest income declined $559,000 or 0.3%, while interest expense declined $3.3 million or 13.7% compared to the 2013. All associated segment results have been reconciled to their corresponding consolidated financial statement amounts (see “Note 22 – Segment and Related Information” in the Notes to Consolidated Financial Statements in Part II, Item 8. of this Report for additional details).

The provision for loan and lease losses was $2.3 million in 2014, compared to $6.2 million in the prior year reflecting an improvement in credit quality.

Noninterest income declined by $452,000 or 1.6% when compared to year-end 2013. Included in 2013 results were two nonrecurring events: a $1.4 million pre-tax gain on the redemption of a Trust Preferred debenture acquired as part of the VIST acquisition and a $1.3 million pre-tax gain related to a deposit account conversion. For 2014, noninterest income improvements included a $909,000 or 10.7% in service charges on deposit accounts, a $726,000 or 10.1% increase in card services income, and a $495,000 increase in gains on loan sales. These were partially offset by a decline in gains on securities transactions of $208,000.

Noninterest expenses were relatively flat compared to 2013 as salaries and wages and occupancy expense increases offset declines in employee benefit costs.

Insurance Segment

The Insurance segment reported net income of $3.1 million, down 3.9% when compared to 2013.

Insurance commissions and fees increased $573,000 or 2.1% over the prior year. Revenues from the Company’s primary insurance lines: commercial, personal insurance and health and benefit insurance all increased compared to the prior year. Noninterest expense increased $1.1 million in 2014, up 4.8% compared to 2013. Increases in salaries and benefits costs, associated with merit increases and additional headcount contributed to most of the noninterest expense variance for the current year compared to prior year.

Wealth Management Segment

The Wealth Management segment reported net income of $2.9 million for the twelve month period ended December 31, 2014, an increase of $407,000 or 16.1% compared to 2013. Investment services revenue of $15.5 million was up 2.5% from 2013. The market value of assets under management or in custody at December 31, 2014, totaled $3.8 billion, an increase of 9.2% compared to year-end 2013.

Net Interest Income

Net interest income is the Company’s largest source of revenue, representing 69.8% of total revenues for the twelve months ended December 31, 2014, and 69.7% of total revenues for the twelve months ended December 31, 2013. Net interest income was up 1.7% in 2014 compared to 2013. Net interest income is dependent on the volume and composition of interest earning assets and interest-bearing liabilities and the level of market interest rates. The Company’s net interest income over the past several years benefitted from steady growth in average earning assets, which were up 3.8% in 2014 compared to 2013, and lower funding costs which were down 13.7% in 2014 compared to 2013. For 2014 and 2013, the Company’s net interest income also benefitted from accretable yield attributable to loans acquired with evidence of credit deterioration and accounted for in accordance with ASC Topic 310-30.

Table 1 – Average Statements of Condition and Net Interest Analysis shows average interest-earning assets and interest-bearing liabilities, and the corresponding yield or cost associated with each. The taxable equivalent net interest margin was 3.57% in 2014 compared to 3.65% in 2013. Taxable-equivalent net interest income for 2014 benefitted from growth in average earning assets, which increased by 3.8% in 2014, and growth in noninterest bearing deposits which increased by 12.1% compared to the prior year. These factors helped to lessen the impact of lower asset yields and maintain a relatively stable net interest margin compared to prior year.

The increase in taxable-equivalent interest income was the result of the $169.7 million or 3.8% increase in average interest- earning assets in 2014 over 2013 average interest-earning assets. The growth in average earning assets and the higher concentration of loans helped to offset lower asset yields. The average yield on interest earning assets declined by 17 basis points or 4.1% for the period ended December 31, 2014. Average loan balances were up $185.5 million or 6.1% in 2014 compared to 2013, while the average yields on loans were down 31 basis points or 6.2%. Average loan balances represented 69.0% of earning assets in 2014 compared to 67.5% in 2013. The average securities balance of $34.2 million and the average yield on securities of 2.39% for 2014 were both in line with 2013.

Interest expense for 2014 was down $3.3 million or 13.7% compared to 2013, while average interest bearing liabilities were in line with the prior year. The decrease in interest expense reflects lower average rates paid on deposits and borrowings during 2014 when compared to 2013 and growth in noninterest bearing deposit balances. The average rate paid on interest bearing deposits was 0.35%, down 5 basis points when compared to 2013. Average interest bearing deposits in 2014 were in line with 2013. Average noninterest bearing deposit balances in 2014 were up $97.2 million or 12.1% over 2013 and represented 22.1% of total deposits compared to 20.3% in 2013. Average other borrowings increased by $29.0 million or 13.0% year over year, mainly due to a higher volume of overnight borrowings with the FHLB in 2014.

Table 1 - Average Statements of Condition and Net Interest Analysis

	For the year ended December 31,
	2014			2013			2012
(dollar amounts in thousands)	Average Balance (YTD)	Interest	Average Yield/Rate	Average Balance (YTD)	Interest	Average Yield/Rate	Average Balance (YTD)	Interest	Average Yield/Rate
ASSETS
Interest-earning assets
Interest-bearing balances due from banks	1,014	$2	0.20%	$2,005	$10	0.50%	$21,442	$33	0.15%
Money market funds	—	—	0.00%	—	—	0.00%	18	—	0.00%
Securities[1]
U.S. Government securities	1,332,449	30,384	2.28%	1,326,999	28,817	2.17%	1,205,759	28,546	2.37%
Trading securities	10,068	418	4.15%	14,188	589	4.15%	18,162	744	4.10%
State and municipal[2]	85,402	3,290	3.85%	95,276	4,893	5.14%	95,095	4,946	5.20%
Other securities[2]	4,489	139	3.10%	7,714	265	3.44%	11,766	544	4.62%
Total securities	1,432,408	34,231	2.39%	1,444,177	34,564	2.39%	1,330,782	34,780	2.61%
Federal Funds Sold	—	—	0.00%	—	—	0.00%	1,837	2	0.11%
FHLBNY and FRB stock	19,168	810	4.23%	22,153	749	3.38%	18,479	824	4.46%
Total loans and leases, net of unearned income[2,3]	3,238,992	152,958	4.72%	3,053,538	153,569	5.03%	2,382,109	125,541	5.27%
Total interest-earning assets	4,691,582	188,001	4.01%	4,521,873	188,892	4.18%	3,754,667	161,180	4.29%
Other assets	375,073			406,626			337,806
Total assets	5,066,655			4,928,499			4,092,473
LIABILITIES & EQUITY
Deposits
Interest-bearing deposits
Interest bearing checking, savings, & money market	2,286,707	4,312	0.19%	2,224,028	4,938	0.22%	1,750,444	4,854	0.28%
Time deposits	904,040	6,769	0.75%	939,630	7,827	0.83%	846,166	7,377	0.87%
Total interest-bearing deposits	3,190,747	11,081	0.35%	3,163,658	12,765	0.40%	2,596,610	12,231	0.47%
Federal funds purchased & securities sold under agreements to repurchase	145,876	2,947	2.02%	177,784	3,749	2.11%	200,906	4,451	2.22%
Other borrowings	251,312	4,368	1.74%	222,345	4,862	2.19%	132,746	5,437	4.10%
Trust preferred debentures	37,249	2,287	6.14%	41,643	2,599	6.24%	32,835	2,094	6.38%
Total interest-bearing liabilities	3,625,184	20,683	0.57%	3,605,430	23,975	0.67%	2,963,097	24,213	0.82%
Noninterest bearing deposits	903,628			806,387			681,260
Accrued expenses and other liabilities	54,244			73,117			71,226
Total liabilities	4,583,056			4,484,934			3,715,583
Tompkins Financia l Corporation Shareholders’ equity	482,087			442,054			375,378
Noncontrolling interest	1,512			1,511			1,512
Total equity	483,599			443,565			376,890
Total liabilities and equity	$5,066,655			$4,928,499			$4,092,473
Interest rate spread			3.44%			3.51%			3.48%
Net interest income/margin on earning assets		167,318	3.57%		164,917	3.65%		136,967	3.65%
Tax Equivalent Adjustment		(3,508)			(3,788)			(2,824)
Net interest income per consolidated financial statements		$163,810			$161,129			$134,143

[1] Average balances and yields on available-for-sale securities are based on historical amortized cost
[2] Interest income includes the tax effects of taxable-equivalent adjustments using a combined New York State and Federal effective income tax rate of 40% to increase tax exempt interest income to taxable-equivalent basis.
[3] Nonaccrual loans are included in the average asset totals presented above. Payments received on nonaccrual loans have been recognized as disclosed in Note 1 of the Company’s condensed consolidated financial statements included in Part 1 of the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2014.

Table 2 - Analysis of Changes in Net Interest Income

	2014 vs. 2013			2013 vs. 2012
	Increase (Decrease) Due to Change in Average			Increase (Decrease) Due to Change in Average
(in thousands)(taxable equivalent)	Volume	Yield/Rate	Total	Volume	Yield/Rate	Total
INTEREST INCOME:
Certificates of deposit, other banks	$(8)	$0	$(8)	$(30)	$7	$(23)
Federal funds sold	0	0	0	(1)	(1)	(2)
Investments
Taxable	(147)	1,417	1,270	(319)	(168)	(487)
Tax-exempt	(507)	(1,096)	(1,603)	2,752	(2,481)	271
FHLB and FRB stock	(101)	162	61	144	(219)	(75)
Loans, net[1]	9,327	(9,938)	(611)	33,764	(5,736)	28,028
Total interest income	$8,564	$(9,455)	$(891)	$36,310	$(8,598)	$27,712

INTEREST EXPENSE:

Interest-bearing deposits:
Interest checking, savings and money market	138	(764)	(626)	1,182	(1,098)	84
Time	(295)	(763)	(1,058)	895	(445)	450
Federal funds purchased and securities sold under agreements to repurchase	(645)	(157)	(802)	(500)	(202)	(702)
Other borrowings	359	(1,165)	(806)	3,364	(3,434)	(70)
Total interest expense	$(443)	$(2,849)	$(3,292)	$4,941	$(5,179)	$(238)
Net interest income	$9,007	$(6,606)	$2,401	$31,369	$(3,419)	$27,950

1 Interest income includes the tax effects of taxable-equivalent adjustments using a combined New York State and Federal effective income tax rate of 40% to increase tax exempt interest income to taxable-equivalent basis.

Changes in net interest income occur from a combination of changes in the volume of interest-earning assets and interest-bearing liabilities, and in the rate of interest earned or paid on them. The above table illustrates changes in interest income and interest expense attributable to changes in volume (change in average balance multiplied by prior year rate), changes in rate (change in rate multiplied by prior year volume), and the net change in net interest income. The net change attributable to the combined impact of volume and rate has been allocated to each in proportion to the absolute dollar amounts of the change. In 2014, net interest income increased by $2.4 million, resulting from a $3.3 million decrease in interest expense, which was partially offset by an $891,000 decrease in interest income. Growth in average balances on interest-earnings assets contributed an $8.6 million increase in interest income, while the lower yields on average earning assets offset this growth by $9.5 million. The decrease in interest expense reflects lower rates paid on interest bearing liabilities. The decreases in interest expense is mainly due to lower rates paid on interest bearing liabilities.

Provision for Loan and Lease Losses

The provision for loan and lease losses represents management’s estimate of the expense necessary to maintain the allowance for loan and lease losses at an appropriate level. The provision for loan and lease losses was $2.3 million in 2014, compared to $6.2 million in 2013. Net loan charge-offs of $1.3 million in 2014 were down from $2.8 million in 2013. The decrease in provision expense was mainly a result of improved asset quality metrics and recoveries received on previously charged off credits. See the section captioned “The Allowance for Loan and Lease Losses” included within “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Financial Condition” of this Report for further analysis of the Company’s allowance for loan and lease losses.

Noninterest Income

	Year ended December 31,
(in thousands)	2014	2013	2012
Insurance commissions and fees	$28,489	$27,916	$19,421
Investment services	15,493	15,109	14,340
Service charges on deposit accounts	9,404	8,495	7,441
Card services	7,942	7,216	6,030
Net mark-to-market gains (losses)	62	17	(86)
Net other-than-temporary impairment losses	0	0	(196)
Other income	8,984	10,546	7,534
Net gain on securities transactions	391	599	324
Total	$70,765	$69,898	$54,808

Noninterest income is a significant source of income for the Company, representing 30.2% of total revenues in 2014, and 30.3% in 2013, and is an important factor in the Company’s results of operations. Noninterest income increased 1.2% over 2013. The year-over-year changes in the various noninterest categories are discussed in more detail below.

Insurance commissions and fees increased $573,000 or 2.1% over 2013. Revenues for commercial insurance lines, personal insurance lines, and health and benefit related insurance products were all up for the year compared to the same period in 2013.

Investment services income in 2014 increased by $384,000 or 2.5% over 2013. Investment services income includes trust services, financial planning, and wealth management services. With fees largely based on the market value and the mix of assets managed, the general direction of the stock market can have a considerable impact on fee income. The market value of assets managed by, or in custody of, Tompkins was $3.8 billion at December 31, 2014, and $3.4 billion at December 31, 2013. These figures include $1.1 billion in 2014 and $906.8 million in 2013, of Company-owned securities where Tompkins Trust Company serves as custodian. The increase in fair value of assets reflects favorable market conditions as well as successful business development initiatives resulting in customer retention.

Service charges on deposit accounts were up $909,000 or 10.7%, compared to 2013. The year-over-year increase was due to service fee income on deposit accounts which were up $897,000, and was slightly offset by overdraft fees which were down $84,000 compared to December 31, 2013. The largest component of this category is overdraft fees, which is largely driven by customer activity.

Card services income increased $726,000 or 10.1% over 2013. The primary components of card services income are fees related to debit card transactions and ATM usage. The increase over prior year was mainly in debit card income. Favorable trends in the number of cards issued and transaction volume have been partially offset by lower interchange fees as a result of regulatory changes.

Net mark-to-market gains on securities and borrowings held at fair value were $62,000 in 2014, up $45,000 compared to 2013. Mark-to-market losses or gains relate to the change in the fair value of securities and borrowings where the Company has elected the fair value option. The year-over-year gains are mainly attributed to changes in market interest rates.

The Company recognized $391,000 of gains on sales/calls of available-for-sale securities in 2014, compared to $599,000 of gains in 2013. Sales of available-for-sale securities are generally the result of general portfolio maintenance and interest rate risk management.

Other income of $9.0 million was down $1.6 million or 14.8% compared to 2013. The significant components of other income are other service charges, increases in cash surrender value of corporate owned life insurance (“COLI”), gains on the sales of residential mortgage loans, FDIC indemnification asset accretion and income from miscellaneous equity investments, including the Company’s investment in a Small Business Investment Company (“SBIC”). Other income for 2013 included a pre-tax gain of $1.4 million on the redemption of a Trust Preferred debenture acquired as part of the VIST Financial acquisition and a pre-tax $1.3 million gain associated with certain deposit accounts that were converted to alternative products during the fourth quarter of 2013.

Noninterest Expense

	Year ended December 31,
(in thousands)	2014	2013	2012
Salaries and wages	$69,558	$67,200	$51,700
Pension and other employee benefits	21,102	22,164	18,075
Net occupancy expense of premises	12,203	11,757	8,969
Furniture and fixture expense	5,708	5,701	4,996
FDIC insurance	2,906	3,214	2,685
Amortization of intangible assets	2,095	2,197	1,264
Merger and integration related expense	0	228	15,584
Other	41,121	40,641	34,335
Total	$154,693	$153,102	$137,608

Noninterest expenses of $154.7 million were in line with 2013. Changes in various components of noninterest expense are discussed below.

Salaries and wages and pension and other employee benefit expenses increased $1.3 million or 1.5% over 2013. For 2014, salaries and wages were up $2.4 million or 3.5% over the prior year. The increases reflect additional employees, annual merit increases and higher accruals for incentive compensation. Pension and other employee benefits were down $1.1 million or 4.8% over 2013. The decrease in pension and other employee benefit expenses was mainly a result of an increase in the discount rate used to calculate the annual expense of these plans.

Net occupancy expense increased $446,000 or 3.8% in 2014 over 2013. The increase reflects higher expenses related to rent, utilities, real estate taxes, depreciation and general maintenance of properties for the year.

Other operating expenses of $41.1 million, increased by $480,000 or 1.2% compared to 2013. The primary components of other operating expenses in 2014 are technology expense ($6.2 million), marketing expense ($5.0 million), professional fees ($6.1 million), cardholder expense ($2.7 million) and other miscellaneous expense ($21.2 million). The increase in other miscellaneous expense when compared to 2013 was mainly due to amortization of the FDIC indemnification asset as a result of better than expected performance on FDIC covered loans.

The Company’s efficiency ratio, defined as operating expense excluding amortization of intangible assets, divided by tax-equivalent net interest income plus noninterest income before securities gains and losses (increase in the cash surrender value of COLI is shown on a tax equivalent basis) was 63.9% in 2014, compared to 64.0% in 2013. Tax equivalency was based upon a 40% tax rate. Excluding the tax equivalent adjustments for tax-exempt securities and tax-exempt loans and leases, the efficiency ratio would be 64.8% in 2014 and 65.0% in 2013.

Noncontrolling Interests

Net income attributable to noncontrolling interests represents the portion of net income in consolidated majority-owned subsidiaries that is attributable to the minority owners of a subsidiary. The Company had net income attributable to noncontrolling interests of $131,000 in 2014 and 2013. The noncontrolling interests relate to three real estate investment trusts, which are substantially owned by the Company’s banking subsidiaries.

Income Tax Expense

The provision for income taxes provides for Federal, New York State and Pennsylvania State income taxes. The 2014 provision was $25.4 million. The effective tax rate for the Company was 32.7% in 2014, up from 29.0% in 2013. The effective rates differ from the U.S. statutory rate of 35.0% during the comparable periods primarily due to the effect of tax-exempt income from loans and securities, life insurance assets, and investments in tax credits.

Results of Operations

(Comparison of December 31, 2013 and 2012 results)

General

The Company reported diluted earnings per share of $3.46 in 2013, an increase of 42.4% from diluted earnings per share of $2.43 in 2012. Net income attributable to Tompkins Financial Corporation for the year ended December 31, 2013, was $50.9 million, up 62.6% compared to $31.3 million in 2012. The increased earnings in 2013 were primarily due to the full years’ benefit of the VIST acquisition in 2013 results (compared to five months in 2012), coupled with the $9.7 million ($0.76 diluted per share) in after-tax merger and acquisition integration related expenses included in 2012 results.

In addition to earnings per share, key performance measurements for the Company included return on average shareholders’ equity (ROE) and return on average assets (ROA). ROE was 11.47% in 2013, compared to 8.30% in 2012, while ROA was 1.03% in 2013 and 0.76% in 2012. The increase was primarily due to the $9.7 million in after-tax merger related expenses recorded in 2012.

The Company’s net operating income available to common shareholders (non-GAAP) in 2013 amounted to $49.0 million or $3.36 diluted per share compared to $40.6 million or $3.16 per diluted share in 2012. Operating (non-GAAP) net income for 2013 excluded $846,000 in an after-tax gain on the redemption of trust preferred debentures, $771,000 in after-tax gain on a deposit conversion and $140,000 in after-tax merger related expenses. Operating (non-GAAP) net income for 2012 excluded $9.7 million in after-tax merger and acquisition integration related expenses and $243,000 in after-tax accrual reversals related to the Company’s accrual for potential VISA litigation.

Segment Reporting

Banking Segment

The Banking segment reported net income of $45.2 million for the year ending December 31, 2013, representing a $7.4 million or 19.7% increase compared to 2012, driven mainly by growth in net interest income. Net interest income increased $27.0 million in 2013, up 20.2% versus 2012, due primarily to the acquisition of VIST Financial in the third quarter of 2012. Interest income rose $26.8 million or 17.0%, while interest expense declined $238,000 or 1.0% compared to the same period in 2012. An applicable income tax adjustment was applied to the results on a weighted average basis to compensate for the removal of the merger costs. All associated segment results were reconciled to their corresponding consolidated financial statement amounts.

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

Noninterest expenses increased $23.2 million or 24.0% in 2013 from 2012 primarily due to salaries and facilities costs associated with the integration of VIST Bank into the organization.

Insurance Segment

The Insurance segment reported net income of $3.2 million, up $829,000 or 35.3% from 2012. The primary reason for the increase in net income was the addition of VIST Insurance in the operating results of the Company for a full year in 2013 versus five months in 2012. VIST Insurance was consolidated into Tompkins Insurance at acquisition.

Noninterest income increased $8.8 million or 46.3% over the prior year. Revenues from all three of the Company’s primary insurance product lines: commercial, personal and health and benefit insurance increased over the prior year. Insurance commissions increased $8.6 million or 45.8% compared to 2012.

Noninterest expense increased $7.4 million in 2013, up 49.1% compared to 2012. Increases in salaries and benefits costs, associated with merit increases and additional headcount due to the VIST acquisition, contributed to most of the noninterest expense variance for 2013. In addition, other contributors to the increase in expense included a $260,000 increase in amortization of intangible assets, and a $235,000 increase in expense for commissions paid.

Wealth Management Segment

The Wealth Management segment reported net income of $2.5 million for the twelve month period ending December 31, 2013, an increase of $143,000 or 6.0% compared to 2012. Included in the Wealth Management segment for 2013 were the operating results of VIST Capital Management, LLC, which became part of Tompkins Financial Advisors in August 2012. The market value of assets under management at December 31, 2013, totaled $3.4 billion, an increase of 6.3% compared to year-end 2012.

Net Interest Income

Net interest income is the Company’s largest source of revenue, representing 69.7% of total revenues for the twelve months ended December 31, 2013, and 71.0% of total revenues for the twelve months ended December 31, 2012. Net interest income was up in 2013 over 2012; however, the growth in noninterest income, the other component of revenues, exceeded the growth in net interest income, resulting in the decrease in the ratio in 2013 compared to 2012. Net interest income is dependent on the volume and composition of interest earning assets and interest-bearing liabilities and the level of market interest rates. The Company’s net interest income over the past several years benefitted from steady growth in average earning assets. For 2013 and 2012, the Company’s net interest income also benefitted from accretable yield attributable to loans acquired with evidence of credit deterioration and accounted for in accordance with ASC Topic 310-30. The historically low interest rate resulted in lower asset yields and lower funding costs in 2013 compared to 2012. The Company was able to lessen the impact of lower asset yields with growth in average earning assets as well as increasing the loan portfolio as a percentage of average earning assets. The Company was also able to reduce its funding costs by growing its deposit base, including the balances of noninterest bearing deposits, and replacing maturing FHLB borrowing funds with lower cost funding.

Taxable-equivalent interest income increased by 20.4% in 2013 compared to 2012. The increase in taxable-equivalent interest income was the result of the $767.2 million or 20.4% increase in average interest-earning assets in 2013 over 2012 average interest-earning assets. The increase in average earning assets was mainly a result of the $1.3 billion in earning assets acquired in the VIST acquisition in August 2012 as well as organic loan growth in 2013. These two factors resulted in a greater proportion of interest earning assets invested in higher yielding loans. Average loan balances in 2013 were up $671.4 million or 28.2% over 2012, while average securities balances in 2013 were up $113.4 million or 8.5% over 2012. Average loan balances and average securities balances represented 67.5% and 31.9% of average earning assets for the twelve months ended December 31, 2013 compared to 63.4% and 35.4%, respectively, for the same period in 2012. The average yield on loans during 2013 was 5.03%, down 24 basis points from an average yield of 5.27% during 2012. During 2013 the average yield on securities was 2.39% during, down 22 basis point from an average yield of 2.61% reported for 2012.

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

Provision for Loan and Lease Losses

The provision for loan and lease losses was $6.2 million in 2013, compared to $8.8 million in 2012. Net loan charge-offs of $2.8 million in 2013 were down from $11.8 million in 2012. Included in 2012 was one commercial loan charge-off of approximately $4.2 million that was partially reserved for in prior periods. The Company reported improved credit quality metrics over the past several quarters and current levels of nonperforming loans and criticized and classified loans were down from 2012.

Non-Interest Income

Noninterest income represented 30.3% of total revenues in 2013, and 29.0% in 2012, and was an important factor in the Company’s results of operations. Noninterest income increased 27.5% over 2012. The year-over-year changes in the various noninterest categories are discussed in more detail below.

Insurance commissions and fees increased $8.5 million or 43.7% over 2012. Revenues for commercial insurance lines, personal insurance lines, and health and benefit related insurance products were all up for the year compared to the same period in 2012. The majority of the increase in revenue was attributable to a full years benefit of the acquisition of VIST Insurance, which closed in the third quarter of 2012.

Investment services income in 2013 increased by $769,000 or 5.4% over 2012. Investment services income includes trust services, financial planning, wealth management services, and brokerage related services. With fees largely based on the market value and the mix of assets managed, the general direction of the stock market can have a considerable impact on fee income. The market value of assets managed by, or in custody of, Tompkins was $3.4 billion at December 31, 2013, and $3.2 billion at December 31, 2012. These figures included $906.8 million in 2013 and $931.6 million in 2012, of Company-owned securities where Tompkins Trust Company serves as custodian. The increase in fair value of assets also reflected successful business development initiatives resulting in customer retention and the impact of the VIST Financial acquisition.

Service charges on deposit accounts were up $1.1 million or 14.2%, compared to 2012. The largest component of this category was overdraft fees, which is largely driven by customer activity. The increase over the prior year was primarily due to the addition of VIST Bank. However, all four of the Company’s banking subsidiaries reported an increase in service charges on deposit accounts for 2013 as compared to 2012.

Card services income in 2013 increased $1.2 million or 19.7% over 2012. The primary components of card services income were fees related to debit card transactions and ATM usage. The increase was concentrated in debit card income and was largely due to the acquisition of VIST Bank. In addition, there were accrual adjustments related to a card reward program to reflect an actual redemption rate on program incentives, lower than management’s original estimates. Favorable trends in the number of cards issued and transaction volume had been partially offset by lower interchange fees as a result of regulatory changes.

Net mark-to-market gains on securities and borrowings held at fair value were $17,000 in 2013, compared to net losses of $86,000 reported in 2012. Mark-to-market losses or gains relate to the change in the fair value of securities and borrowings where the Company elected the fair value option. The year-over-year gains (losses) were mainly attributed to changes in market interest rates.

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

Other income increased $3.0 million or 40.0% when compared to 2012. The significant components of other income were other service charges, increases in cash surrender value of corporate owned life insurance (“COLI”), gains on the sales of residential mortgage loans, FDIC indemnification asset accretion and income from miscellaneous equity investments, including the Company’s investment in a Small Business Investment Company (“SBIC”). Other income for 2013 included a pre-tax gain of $1.4 million on the redemption of a Trust Preferred debenture acquired as part of the VIST Financial acquisition and a pre-tax $1.3 million gain associated with certain deposit accounts that were converted to alternative products during the fourth quarter of 2013. Most other income categories were up in 2013 over 2012 due to the VIST Financial acquisition. Other income in 2012 included $405,000 in pre-tax income related to the reversal of an accrued liability related to the settlement of litigation between VISA Inc. and certain merchants.

For 2013, the Company had net losses of $133,000 on loan sales compared with net gains of $885,000 for 2012. The net loss of $133,000 in 2013 included a net loss of $434,000 on the sale of certain commercial loans acquired in the VIST acquisition as well as net gains of $301,000 on sales of residential mortgage loans. The gains in 2012 were on sales of residential mortgage loans. The decrease in gains on sale of residential mortgage loans was mainly due to lower sales volumes, reflecting a decision to hold certain loans in the portfolio rather than sell them in the secondary market.

Noninterest expenses of $153.1 million were up $15.5 million or 11.3% over 2012. The year-over-year increase was largely the result of the operations of VIST Financial. Changes in various components of noninterest expense are discussed below.

Salaries and wages and pension and other employee benefit expenses increased $19.6 million or 28.1% over 2012. For 2013, salaries and wages were up $15.5 million or 30.0% over the prior year. The increase was mainly a result of the additional employees acquired in the VIST Financial acquisition. In addition, annual merit increases and higher accruals for incentive compensation and business development activities contributed to the increase over 2012. Pension and other employee benefits were up $4.1 million or 22.6% over 2012, mainly a result of the VIST Financial acquisition. Other employee benefits included healthcare insurance, dental insurance and 401(k) plan and these expenses were up over 2012 as a result of additional employees as well as high premiums for healthcare.

Net occupancy expense increased $2.8 million or 31.1% in 2013 over 2012, mainly a result of the VIST Financial acquisition.

Other operating expenses of $40.6 million, increased by $6.3 million or 18.4% compared to 2012. The primary components of other operating expenses in 2013 were technology expense ($6.1 million), marketing expense ($5.0 million), professional fees ($5.7 million), cardholder expense ($3.4 million) and other miscellaneous expense ($20.5 million). These expense categories were all up over 2012, mainly a result of the VIST acquisition and having a full year of VIST operations in 2013 compared to only five months in 2012. Other miscellaneous expenses in 2013 included legal ($2.4 million); travel and meetings ($1.6 million); postage and courier ($1.5 million); telephone ($1.2 million); audit and examinations ($1.1 million); other real estate owned ($861,000); and investment tax credit amortization ($795,000).

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

FINANCIAL CONDITION

Total assets, at December 31, 2014, grew by $266.5 million or 5.3% compared to the previous year-end. The growth was mainly in loans and securities, which were up $199.0 million or 6.2% and $114.6 million or 8.3% respectively, over year-end 2013.

As of December 31, 2014, total securities comprised 28.5% of total assets, compared to 27.7% of total assets at year-end 2013. The securities portfolio contains primarily mortgage-backed securities, obligations of U.S. Government sponsored entities, and obligations of states and political subdivisions. The Company has no investments in preferred stock of U.S. Government sponsored entities and no investments in pools of trust preferred securities. A more detailed discussion of the securities portfolio is provided below in this section under the caption “Securities”.

Loans and leases were 64.4% of total assets at December 31, 2014, compared to 63.8% of total assets at December 31, 2013. A more detailed discussion of the loan portfolio is provided below in this section under the caption “Loans and Leases”.

Total deposits increased by $221.9 million or 5.6% compared to December 31, 2013. Noninterest bearing deposits increased by $132.5 million or 14.9% compared to December 31, 2013, and checking, savings and money market deposits and time deposits grew by 2.6% and 3.7%, respectively. Other borrowings, consisting mainly of short term advances with the FHLB, were up $25.0 million or 7.5% from December 31, 2013. A more detailed discussion of deposits and borrowings is provided below in this section under the caption “Deposits and Other Liabilities”.

Shareholders’ Equity

The Consolidated Statements of Changes in Shareholders’ Equity included in the Consolidated Financial Statements of the Company contained in Part II, Item 8. of this Report, detail the changes in equity capital. Total shareholders’ equity was up $31.6 million or 6.9% to $489.6 million at December 31, 2014, from $457.9 million at December 31, 2013. Additional paid-in capital increased by $2.8 million, from $346.1 million at December 31, 2013, to $348.9 million at December 31, 2014. The $2.8 million increase included the following: $1.7 million of proceeds from stock option exercises and the related tax benefits; $1.5 million related to stock-based compensation; $2.2 million related to shares issued for dividend reinvestment plans; $1.5 million related to shares issued for the employee stock ownership plan; and $329,000 related to shares issued for director deferred compensation plan. These were partially offset by the Company’s repurchase of 101,466 shares of its common stock for $4.6 million. Retained earnings increased by $28.1 million, reflecting net income of $52.0 million less dividends of $24.0 million.

Accumulated other comprehensive loss decreased from a net unrealized loss of $25.1 million at December 31, 2013 to a net unrealized loss of $24.0 million at December 31, 2014; reflecting a $11.1 million increase in unrealized gains on available-for-sale securities due to market interest rates, and an $10.1 million unrealized loss associated with postretirement benefit plans. Under regulatory requirements, amounts reported as accumulated other comprehensive income/loss related to net unrealized gain or loss on available-for-sale securities and the funded status of the Company’s defined benefit post-retirement benefit plans do not increase or reduce regulatory capital and are not included in the calculation of risk-based capital and leverage capital ratios.

Total shareholders’ equity was up $16.6 million or 3.8% to $457.9 million at December 31, 2013, from $441.4 million at December 31, 2012. Additional paid-in capital increased by $11.4 million, from $334.7 million at December 31, 2012, to $346.1 million at December 31, 2013. The $11.4 million increase included the following: $5.0 million of proceeds from stock option exercises and the related tax benefits; $1.4 million related to stock-based compensation; $4.0 million related to shares issued for dividend reinvestment plans; $715,000 related to shares issued for the employee stock ownership plan; and $284,000 related to shares issued for director deferred compensation plan. Retained earnings increased by $28.4 million, reflecting net income of $50.9 million less dividends of $22.5 million.

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

The Company continued its long history of increasing cash dividends with a per share increase of 5.2% in 2014, which follows an increase of 5.5% in 2013. Dividends per share amounted to $1.62 in 2014, compared to $1.54 in 2012, and $1.46 in 2012. Cash dividends paid represented 46.1%, 44.2%, and 60.8% of after-tax net income in each of 2014, 2013, and 2012, respectively.

On July 24, 2014, the Company’s Board of Directors authorized a share repurchase plan for the Company to repurchase up to 400,000 shares of the Company’s common stock. Purchases may be made over the 24 months following adoption of the plan. The repurchase program may be suspended, modified or terminated at any time for any reason. During 2014, the Company has repurchased 101,466 shares at an average price of $45.35.

The Company and its subsidiary banks are subject to quantitative capital measures established by regulation to ensure capital adequacy. Consistent with the objective of operating a sound financial organization, the Company and its subsidiary banks maintain capital ratios well above regulatory minimums and meet the requirements to be considered well-capitalized under the regulatory guidelines.

As of December 31, 2014, the capital ratios for the Company’s other four subsidiary banks exceeded the minimum levels required to be considered well capitalized. Additional information on the Company’s capital ratios and regulatory requirements is provided in “Note 20 - Regulations and Supervision” in Notes to Consolidated Financial Statements in Part II, Item 8. of this Report on Form 10-K.

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

The Company classifies its securities at date of purchase as available-for-sale, held-to-maturity or trading. Securities, other than certain obligations of states and political subdivisions thereof, are generally classified as available-for-sale. Securities available-for-sale may be used to enhance total return, provide additional liquidity, or reduce interest rate risk. The held-to-maturity portfolio consists of obligations of U.S. Government sponsored entities and obligations of state and political subdivisions. The securities in the trading portfolio reflect those securities that the Company elects to account for at fair value, with the adoption of ASC Topic 825, Financial Instrument.

The Company’s securities portfolio at December 31, 2014 totaled $1.50 billion compared to $1.38 billion at December 31, 2013. The increase in the available-for-sale portfolio was mainly due to increases in mortgage-backed securities issued by U.S. Government sponsored entities. In addition, fair values increased between year-end 2013 and year-end 2014 as a result of changes in market interest rates. The increase in the held-to-maturity portfolio was due to purchases of obligations of U.S. Government sponsored entities, partially offset by maturities and calls of obligations of U.S. state and political subdivisions during the year. The tables below show the composition of the securities portfolios as of the past three year ends. Additional information on the securities portfolio is available in “Note 2 Securities” in Notes to Consolidated Financial Statements in Part II, Item 8. of this Report, which details the types of securities held, the carrying and fair values, and the contractual maturities as of December 31, 2014 and 2013.

Available-for-Sale Securities	2014		2013		2012
(in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost[1]	Fair Value
U.S. Treasury securities	$0	$0	$0	$0	$1,001	$1,004
Obligations of U.S. Government sponsored entities	553,300	557,820	558,130	556,345	570,871	593,778
Obligations of U.S. states and political subdivisions	70,790	71,510	68,216	67,962	76,803	79,056
Mortgage-backed securities - residential, issued by
U.S. Government agencies	108,931	109,926	147,766	146,678	162,853	167,667
U.S. Government sponsored entities	660,195	659,120	587,843	577,472	526,364	540,355
Non-U.S. Government agencies or sponsored entities	267	271	306	311	4,457	4,354
U.S. corporate debt securities	2,500	2,162	5,000	4,633	5,009	5,083
Total debt securities	1,395,983	1,400,809	1,367,261	1,353,401	1,347,358	1,391,297
Equity securities	1,475	1,427	1,475	1,410	2,058	2,043
Total available-for-sale securities	$1,397,458	$1,402,236	$1,368,736	$1,354,811	$1,349,416	$1,393,340

 1 Net of other-than-temporary impairment losses recognized in earnings.

Equity securities include miscellaneous investments carried at fair value, which approximates cost.

Held-to-Maturity Securities	2014		2013		2012
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Obligations of U.S. Government sponsored entities	$71,906	$72,269	$0	$0	$0	$0
Obligations of U.S. states and political subdivisions	16,262	16,767	18,980	19,625	24,062	25,163
Total held-to-maturity securities	$88,168	$89,036	$18,980	$19,625	$24,062	$25,163

Trading Securities	2014	2013	2012
	Fair Value	Fair Value	Fair Value

Obligations of U.S. Government sponsored entities	$7,404	$8,275	$11,860
Mortgage-backed securities-residential issued by U.S. Government sponsored entities	1,588	2,716	4,590
Total trading securities	$8,992	$10,991	$16,450

The decrease in trading securities reflects principal repayments and maturities received during 2014. The pre-tax mark-to-market losses on trading securities were $269,000, $538,000 and $332,000 for 2014, 2013 and 2012, respectively.

Quarterly, the Company evaluates all investment securities with a fair value less than amortized cost to identify any other-than-temporary impairment as defined under generally accepted accounting principles. The Company did not recognize any net credit impairment charge to earnings on investment securities in 2014. During 2013, the Company sold three non-U.S. Government agencies or sponsored entities mortgage backed securities for a gain of approximately $94,000. Prior to 2013, these non-U.S. Government agencies or sponsored entities mortgage backed securities were determined to be other-than-temporarily impaired and the Company did recognize net credit impairment charges to earnings of $441,000 over the life of these securities. Also during 2013, one non-U.S. Government agencies or sponsored entities mortgage backed security was repaid in full. The Company did not recognize any net credit impairment charge to earnings in 2013.

The Company uses a two-step modeling approach to analyze each non-agency CMO issue to determine whether or not the current unrealized losses are due to credit impairment and therefore other-than-temporarily impaired (“OTTI”). Step one in the modeling process applies default and severity credit vectors to each security based on current credit data detailing delinquency, bankruptcy, foreclosure and real estate owned (REO) performance. The results of the credit vector analysis are compared to the security’s current credit support coverage to determine if the security has adequate collateral support. If the security’s current credit support coverage falls below certain predetermined levels, step two is utilized. In step two, the Company uses a third party to assist in calculating the present value of current estimated cash flows to ensure there are no adverse changes in cash flows during the quarter leading to an other-than-temporary-impairment. Management’s assumptions used in step two include default and severity vectors and prepayment assumptions along with various other criteria including: percent decline in fair value; credit rating downgrades; probability of repayment of amounts due, credit support and changes in average life. As a result of the modeling process, the Company does not consider any investment security to be other-than-temporarily impaired at December 31, 2014. Future changes in interest rates or the credit quality and credit support of the underlying issuers may reduce the market value of these and other securities. If such decline is determined to be other than temporary, the Company will record the necessary charge to earnings and/or accumulated other comprehensive income to reduce the securities to their then current fair value.

The Company also holds non-marketable Federal Home Loan Bank New York (“FHLBNY”) stock, non-marketable Federal Home Loan Bank Pittsburgh (“FHLBPITT”) stock and non-marketable Atlantic Central Bankers Bank (“ACBB”) stock, all of which are required to be held for regulatory purposes and for borrowing availability. The required investment in FHLB stock is tied to the Company’s borrowing levels with the FHLB. Holdings of FHLBNY stock, FHLBPITT stock and ACBB stock totaled $14.6 million, $6.6 million and $95,000 at December 31, 2014, respectively. These securities are carried at par, which is also cost. The FHLBNY and FHLBPITT continue to pay dividends and repurchase stock. As such, the Company has not recognized any impairment on its holdings of FHLBNY and FHLBPITT stock. At December 31, 2013, the Company’s holdings of FHLBNY stock, FHLBPITT stock, and ACBB stock totaled $17.2 million, $7.7 million, and $95,000, respectively.

Management’s policy is to purchase investment grade securities that, on average, have relatively short expected durations. This policy helps mitigate interest rate risk and provides sources of liquidity without significant risk to capital. The contractual maturity distribution of debt securities and mortgage-backed securities as of December 31, 2014, along with the weighted average yield of each category, is presented in Table 3-Maturity Distribution below. Balances are shown at amortized cost and weighted average yields are calculated on a fully taxable-equivalent basis. Expected maturities will differ from contractual maturities presented in Table 3-Maturity Distribution below, because issuers may have the right to call or prepay obligations with or without penalty and mortgage-backed securities will pay throughout the periods prior to contractual maturity.

Table 3 - Maturity Distribution

	As of December 31, 2014
	Securities		Securities
	Available-for-Sale [1]		Held-to-Maturity
(in thousands)	Amount	Yield [2]	Amount	Yield [2]

Obligations of U.S. Government sponsored entities
Within 1 year	$61,359	2.98%	$0	0.00%
Over 1 to 5 years	317,509	2.03%	0	0.00%
Over 5 to 10 years	174,432	2.03%	71,906	2.38%
	$553,300	2.14%	$71,906	2.38%

Obligations of U.S. state and political subdivisions
Within 1 year	$5,921	5.47%	$11,400	3.93%
Over 1 to 5 years	25,039	4.17%	3,440	7.49%
Over 5 to 10 years	25,293	3.20%	1,114	7.90%
Over 10 years	14,537	3.35%	308	8.26%
	$70,790	3.75%	$16,262	5.04%

Mortgage-backed securities - residential
Within 1 year	$100	5.01%	$0	0.00%
Over 1 to 5 years	8,755	4.12%	0	0.00%
Over 5 to 10 years	136,145	2.92%	0	0.00%
Over 10 years	624,393	2.01%	0	0.00%
	$769,393	2.20%	$0	0.00%

Other securities
Over 10 years	$2,500	3.04%	0	0.00%
Equity securities	1,475	4.81%	0	0.00%
	$3,975	3.70%	$0	0.00%

Total securities
Within 1 year	$67,381	3.20%	$11,400	3.93%
Over 1 to 5 years	351,303	2.23%	3,440	7.49%
Over 5 to 10 years	335,869	2.48%	73,020	2.46%
Over 10 years	641,430	2.04%	308	8.26%
Equity securities	1,475	4.81%	0	0.00%
	$1,397,458	2.25%	$88,168	2.87%

1 Balances of available-for-sale securities are shown at amortized cost.

2 Interest income includes the tax effects of taxable-equivalent adjustments using a combined New York State and Federal effective income tax rate of 40% to increase tax exempt interest income to taxable-equivalent basis.

The average taxable-equivalent yield on the securities portfolio was 2.39% in 2014 and 2013, and 2.61% in 2012.

At December 31, 2014, there were no holdings of any one issuer, other than the U.S. Government sponsored entities, in an amount greater than 10% of the Company’s shareholders’ equity.

Loans and Leases

Table 4 Composition of Loan and Lease Portfolio

Originated Loans and Leases	As of December 31,
(in thousands)	2014	2013	2012	2011	2010
Commercial and industrial
Agriculture	$78,507	$74,788	$77,777	$67,566	$65,918
Commercial and industrial other	688,529	562,439	446,876	417,128	409,432
Subtotal commercial and industrial	767,036	637,227	524,653	484,694	475,350
Commercial real estate
Construction	72,427	46,441	41,605	47,304	58,519
Agriculture	58,994	52,627	48,309	53,071	48,485
Commercial real estate other	979,621	903,320	722,273	665,859	619,458
Subtotal commercial real estate	1,111,042	1,002,388	812,187	766,234	726,462
Residential real estate
Home equity	186,957	171,809	159,720	161,278	164,765
Mortgages	710,904	658,966	573,861	500,034	462,032
Subtotal residential real estate	897,861	830,775	733,581	661,312	626,797
Consumer and other
Indirect	18,298	21,202	26,679	32,787	41,668
Consumer and other	35,874	32,312	32,251	30,961	31,757
Subtotal consumer and other	54,172	53,514	58,930	63,748	73,425
Leases	12,251	5,563	4,618	6,489	9,949
Total loans and leases	2,842,362	2,529,467	2,133,969	1,982,477	1,911,983
Less: unearned income and deferred costs and fees	(2,388)	(2,223)	(863)	(628)	(1,625)

Total originated loans and leases, net of unearned income and deferred costs and fees	$2,839,974	$2,527,244	$2,133,106	$1,981,849	$1,910,358
Acquired Loans
Commercial and industrial
Commercial and industrial other	97,034	128,503	167,427	0	0
Subtotal commercial and industrial	97,034	128,503	167,427	0	0
Commercial real estate
Construction	35,906	39,353	43,074	0	0
Agriculture	3,182	3,135	3,247	0	0
Commercial real estate other	308,488	366,438	445,359	0	0
Subtotal commercial real estate	347,576	408,926	491,680	0	0
Residential real estate
Home equity	56,008	67,183	81,657	0	0
Mortgages	32,282	35,336	41,618	0	0
Subtotal residential real estate	88,290	102,519	123,275	0	0
Consumer and other
Indirect	0	5	24	0	0
Consumer and other	1,095	1,219	1,498	0	0
Subtotal consumer and other	1,095	1,224	1,522	0	0
Covered loans	19,319	25,868	37,600	0	0
Total loans and leases	553,314	667,040	821,504	0	0

Total acquired loans and leases, net of unearned income and deferred costs and fees	$553,314	$667,040	$821,504	$0	$0

The Company did not have any acquired loans accounted for in accordance with ASC Topic 805 for the years ended December 31, 2011, and 2010.

Total loans and leases of $3.4 billion at December 31, 2014 were up $199.0 million or 6.2% from December 31, 2013. The growth was mainly due to organic loan growth. On August 1, 2012, the Company acquired $889.3 million of loans in the VIST Financial acquisition. These loans are shown in the table under the acquired loan and lease heading. All other loans, including loans originated by VIST Bank since acquisition date of August 1, 2012, are considered originated loans. Originated loan balances at December 31, 2014 are up 12.4% over year-end 2013. The increase in originated loans, over prior year-end, was in all loan categories. As of December 31, 2014 total loans and leases represented 64.4% of total assets compared to 63.8% of total assets at December 31, 2013.

Residential real estate loans, including home equity loans, of $986.2 million at December 31, 2014 increased by $52.9 million or 5.7% from $933.3 million at year-end 2013, and comprised 29.1% of total loans and leases at December 31, 2014. The growth in residential real estate loan balances reflects higher origination volumes due to the low interest rate environment as well as a decision to retain certain residential mortgages in the portfolio rather than sell them in the secondary market due to interest rate considerations. The Company’s Asset/Liability Committee meets regularly and establishes standards for selling and retaining residential real estate mortgage originations.

The Company may sell residential real estate loans in the secondary market based on interest rate considerations. These residential real estate loans are generally sold to Federal Home Loan Mortgage Corporation (“FHLMC”) or State of New York Mortgage Agency (“SONYMA”) without recourse in accordance with standard secondary market loan sale agreements. These residential real estate loans also are subject to customary representations and warranties made by the Company, including representations and warranties related to gross incompetence and fraud. The Company has not had to repurchase any loans as a result of these representations and warranties. While in the past in rare circumstances the Company agreed to sell residential real estate loans with recourse, the Company has not done so in the past several years and the amount of such loans included on the Company’s balance sheet at December 31, 2014 was insignificant. The Company has never had to repurchase a loan sold with recourse.

During 2014, 2013, and 2012, the Company sold residential mortgage loans totaling $19.9 million, $13.2 million, and $37.5 million, respectively, and realized net gains on these sales of $362,000, $301,000, and $885,000, respectively. These residential real estate loans are generally sold without recourse in accordance with standard secondary market loan sale agreement. When residential mortgage loans are sold to FHLMC or SONYMA, the Company typically retains all servicing rights, which provides the Company with a source of fee income. In connection with the sales in 2014, 2013, and 2012, the Company recorded mortgage-servicing assets of $146,000, $85,000, and $123,000, respectively.

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

Commercial real estate loans totaled $1.5 billion at December 31, 2014; an increase of $47.3 million compared to December 31, 2013, and represented 43.0% of total loans and leases at December 31, 2014, down from 44.2% at December 31, 2013.

Commercial and industrial loans totaled $864.1 million at December 31, 2014, which is an increase of $98.3 million from $765.7 million reported as of December 31, 2013. As of December 31, 2014, agriculturally-related loans totaled $140.7 million or 4.2% of total loans and leases compared to $130.6 million or 4.1% of total loans and leases at December 31, 2013. Agriculturally-related loans include loans to dairy farms and cash and vegetable crop farms. Agriculturally related loans are primarily made based on identified cash flows of the borrower with consideration given to underlying collateral, personal guarantees, and government related guarantees. Agriculturally-related loans are generally secured by the assets or property being financed or other business assets such as accounts receivable, livestock, equipment or commodities/crops.

The consumer loan portfolio includes personal installment loans, indirect automobile financing, and overdraft lines of credit. Consumer and other loans were $55.3 million at December 31, 2014, compared to $54.7 million at December 31, 2013.

The lease portfolio increased by 120.2% to $12.3 million at December 31, 2014 from $5.6 million at December 31, 2013. The growth over prior year was in the commercial and municipal lease portfolios. More aggressive competition for automobile financing has led to a decline in the consumer lease portfolio over the past several years. As of December 31, 2014, commercial leases and municipal leases represented 100.0% of total leases. Management continues to review leasing opportunities, primarily commercial leasing and municipal leasing.

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

The carrying value of loans acquired from VIST and accounted for in accordance with ASC Subtopic 310-30, “Loans and Debt Securities Acquired with Deteriorated Credit Quality,” was $34.4 million at December 31, 2014, compared to $46.8 million at December 31, 2013. Under ASC Subtopic 310-30, loans may be aggregated and accounted for as pools of loans if the loans being aggregated have common risk characteristics. The Company elected to account for the loans with evidence of credit deterioration individually rather than aggregate them into pools. The difference between the undiscounted cash flows expected at acquisition and the investment in the acquired loans, or the “accretable yield,” is recognized as interest income utilizing the level-yield method over the life of each loan. Contractually required payments for interest and principal that exceed the undiscounted cash flows expected at acquisition, or the “non-accretable difference,” are not recognized as a yield adjustment, as a loss accrual or as a valuation allowance.

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

The carrying value of loans not exhibiting evidence of credit impairment at the time of the acquisition (i.e. loans outside of the scope of ASC 310-30) was $518.9 million at December 31, 2014 as compared to $620.2 million at December 31, 2013. The fair value of the acquired loans not exhibiting evidence of credit impairment was determined by projecting contractual cash flows discounted at risk-adjusted interest rates.

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

At December 31, 2014, acquired loans included $19.3 million of covered loans as compared to $25.9 million of covered loans at the prior year-end. VIST Financial had acquired these loans in an FDIC assisted transaction in the fourth quarter of 2010. In accordance with loss sharing agreements with the FDIC, certain losses and expenses relating to covered loans may be reimbursed by the FDIC at 70% or, if certain levels of reimbursement are reached, 80%. See Note 5 – “FDIC Indemnification Asset Related to Covered Loans” in the Notes to Consolidated Financial Statements in Part II, Item 8. of this Report on Form 10-K.

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

Analysis of Past Due and Nonperforming Loans

(in thousands)	2014	2013	2012	2011	2010
Loans 90 days past due and accruing
Commercial and industrial	$0	$0	$0	$0	$842
Commercial real estate	0	161	0	0	0
Residential real estate	106	446	257	1,378	368
Consumer and other	0	0	0	2	0
Leases	0	0	0	0	7
Total loans 90 days past due and accruing	106	607	257	1,380	1,217
Nonaccrual loans
Commercial and industrial	2,116	1,679	1,340	7,105	7,271
Commercial real estate	7,520	23,364	25,014	26,352	24,791
Residential real estate	9,043	13,086	11,084	5,884	9,111
Consumer and other	349	254	302	237	309
Leases	0	0	0	10	19
Total nonaccrual loans	19,028	38,383	37,740	39,588	41,501
Troubled debt restructurings not included above	3,444	45	1,532	428	2,564
Total nonperforming loans and leases	22,578	39,035	39,529	41,396	45,282
Other real estate owned	5,683	4,253	4,862	1,334	1,255
Total nonperforming assets	$28,261	$43,288	$44,391	$42,730	$46,537
Total nonperforming loans and leases as a percentage of total loans and leases	0.67%	1.22%	1.34%	2.09%	2.37%
Total nonperforming assets as a percentage of total assets	0.54%	0.87%	0.92%	1.26%	1.43%
Allowance as a percentage of nonperforming loans and leases	128.43%	71.65%	62.34%	66.65%	61.46%

* The 2014, 2013 and 2012 columns in the above table excludes $3.5 million, $7.0 million and $18.7 million, respectively, of acquired loans that are 90 days past due and accruing interest. These loans were originally recorded at fair value on the acquisition date of August 1, 2012. These loans are considered to be accruing as we can reasonably estimate future cash flows on these acquired loans and we expect to fully collect the carrying value of these loans. Therefore, we are accreting the difference between the carrying value of these loans and their expected cash flows into interest income.

The level of nonperforming assets at the past five year ends is illustrated in the table above. The table shows that the balances of nonperforming loans and assets were fairly consistent between 2010 and 2013 and down significantly in 2014, and the ratios of nonperforming assets to total assets and nonperforming loans to total loans steadily improved over the period. Nonperforming assets in dollars and as a percentage of total assets were up in 2010 and 2009, reflective of weak economic conditions which began in 2008. At December 31, 2014, nonperforming assets are down $15.0 million or 34.7% compared to year-end 2013. The Company has seen some improvement in the financial conditions of many of the Company’s commercial and agricultural customers. The Company’s ratio of nonperforming assets to total assets of 0.54% continues to compare favorably to its peer group’s most recent ratio of 1.24% at December 31, 2014. The peer data is from the Federal Reserve Board and represents banks or bank holding companies with assets between $3.0 billion and $10.0 billion.

Nonperforming loans at December 31, 2014 were down $16.5 million or 42.2% from December 31, 2013. Nonperforming loans represented 0.67% of total loans at December 31, 2014, compared to 1.22% of total loans at December 31, 2013, and 1.34% of total loans at December 30, 2012. A breakdown of nonperforming loans by portfolio segment is shown above. Loans past due 90 days and accruing interest, and nonaccrual loans were down at year-end 2014 from year-end 2013, while trouble debt restructuring not included above were up over the same period.

At December 31, 2014, nonaccrual loans secured by residential real estate were down $4.0 million or 30.9% from prior year-end and represented 47.5% of total nonaccrual loans. Nonaccrual loans secured by commercial real estate at year-end 2014 were down $15.8 million or 67.8% from year-end 2013 and represented 39.5% of total nonaccrual loans at December 31, 2014 compared to 60.9% reported in 2013. The decrease in nonaccrual commercial real estate loans is largely due to payoffs/paydowns on two large commercial relationships. In addition, $1.6 million were restructured and now included in the above table within the line captioned, “Troubled debt restructurings not included above”.

Loans are considered modified in a troubled debt restructuring (“TDR”) when, due to a borrower’s financial difficulties; the Company makes a concession(s) to the borrower that it would not otherwise consider. When modifications are provided for reasons other than as a result of the financial distress of the borrower, these loans are not classified as TDRs or impaired. These modifications may include, among others, an extension of the term of the loan, and granting a period when interest-only payments can be made, with the principal payments made over the remaining term of the loan or at maturity. TDRs are included in the above table within the following categories: “loans 90 days past due and accruing”, “nonaccrual loans”, or “troubled debt restructurings not included above”. Loans in the latter category include loans that meet the definition of a TDR but are performing in accordance with the modified terms and have shown a satisfactory period of repayment (generally six consecutive months) and where full collection of all is reasonably assured. At December 31, 2014, the Company had total TDRs of $5.5 million, which are included in the above table; $3.4 million in the line captioned “Troubled debt restructurings not included above” and the remainder within nonaccrual loans.

In general, the Company places a loan on nonaccrual status if principal or interest payments becomes 90 days or more past due and/or management deems the collectability of the principal and/or interest to be in question, as well as when called for by regulatory requirements. Although in nonaccrual status, the Company may continue to receive payments on these loans. These payments are generally recorded as a reduction to principal and interest income is recorded only after principal recovery is reasonably assured. The difference between the interest income that would have been recorded if these loans and leases had been paid in accordance with their original terms and the interest income that was recorded for the year ended December 31, 2014, was $1.7 million. The amounts for the years ended December 31, 2013 and 2012 were $1.2 million and $1.7 million, respectively. The Company had no material commitments to make additional advances to borrowers with nonperforming loans.

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

The Company’s recorded investment in originated loans and leases that are considered impaired totaled $10.4 million at December 31, 2014, and $22.2 million at December 31, 2013. At December 31, 2014 there was a specific reserve of $652,000 related to a commercial real estate loan. There were no specific reserves at year-end 2013. The majority of impaired loans are collateral dependent impaired loans that have limited exposure or require limited specific reserves because of the amount of collateral support with respect to these loans or the loans have been written down to fair value. Interest payments on impaired loans are typically applied to principal unless collectability of the principal amount is reasonably assured. In these cases, interest is recognized on a cash basis. There was no interest income recognized on impaired loans and leases for 2014, 2013 and 2012.

The ratio of the allowance to nonperforming loans (loans past due 90 days and accruing, nonaccrual loans and restructured troubled debt) was 128.4% at December 31, 2014, compared to 71.7% at December 31, 2013. The Company’s ratio as of December 31, 2014 was below our peer group ratio of 149.48%. The Company’s nonperforming loans are mostly made up of collateral dependent impaired loans requiring little to no specific allowance due to the level of collateral available with respect to these loans and/or previous charge-offs.

Management reviews the loan portfolio for evidence of potential problem loans and leases. Potential problem loans and leases are loans and leases that are currently performing in accordance with contractual terms, but where known information about possible credit problems of the related borrowers causes management to have doubt as to the ability of such borrowers to comply with the present loan payment terms and may result in such loans and leases becoming nonperforming at some time in the future. Management considers loans and leases classified as Substandard, which continue to accrue interest, to be potential problem loans and leases. The Company, through its credit administration function, identified 34 commercial relationships from the originated portfolio and 21 commercial relationships from the acquired portfolio totaling $14.8 million and $8.8 million, respectively at December 31, 2014 that were potential problem loans. At December 31, 2013 there were 50 relationships totaling $14.5 million in the originated portfolio and 29 relationships totaling $11.5 million in the acquired portfolio that were considered potential problem loans.

Of the 34 commercial relationships from the originated portfolio, there were 3 relationships that equaled or exceeded $1.0 million, which in aggregate totaled $7.3 million. Of the 21 commercial relationships from the acquired loan portfolio, there was 1 relationship for $1.8 million that equaled or exceeded $1.0 million. The Company has seen improvement in the volume of potential problem loans over the past few years after seeing the volume increase in 2009 and 2010 as a result of weak economic conditions. The decrease in the dollar volume of potential problem loans since year-end 2013 was mainly due to the upgrade of several large commercial credits to a risk grading better than Substandard as well as the charge off of a certain credit. The potential problem loans remain in a performing status due to a variety of factors, including payment history, the value of collateral supporting the credits, and personal or government guarantees. These factors, when considered in the aggregate, give management reason to believe that the current risk exposure on these loans does not warrant accounting for these loans as nonperforming. However, these loans do exhibit certain risk factors, which have the potential to cause them to become nonperforming. Accordingly, management’s attention is focused on these credits, which are reviewed on at least a quarterly basis.

While there has been general improvement in economic conditions, concerns continue to exist about the strength and sustainability of such improvements; the troubled state of financial and credit markets, including the impact international economic conditions could have on the U.S. economy; Federal Reserve positioning of monetary policy; low levels of workforce participation; and continued stagnant population growth in many of the Company’s primary market areas.

The Allowance for Loan and Lease Losses

Originated loans and leases

The methodology for determining the allowance is considered by management to be a critical accounting policy due to the high degree of judgment involved, the subjectivity of the assumptions utilized and the potential for changes in the economic environment that could result in changes to the amount of the allowance. Management’s determination of the adequacy of the ALLL is based on periodic evaluations of the loan portfolio and of current economic conditions.

The model used by Tompkins has been used and consistently applied for several years, over a variety of economic cycles. The model has been modified over time in response to changing portfolio characteristics, new interpretive guidance, and other factors that management has deemed appropriate to improve the reliability of the model. The model has been designed with certain key concepts in mind, including:

1.	An acknowledgement that arriving at an appropriate allowance requires a high degree of management judgment and results in a range of estimated losses.
2.	The allowance should be maintained at a level appropriate to cover estimated losses on loans individually evaluated for impairment, as well as estimated credit losses inherent in the remainder of the portfolio.
3.	Estimates of credit losses should consider all significant factors that affect the collectability of the portfolio as of the evaluation date.
4.	Loss emergence period is a critical assumption in the allowance estimate, which represents the average amount of time between when loss events occur for specific loan types and when such problem loans are identified and the related loss amounts are confirmed through charge-offs
5.	The allowance should be based on a comprehensive, well-documented, and consistently applied analysis of the loan portfolio.

The model is comprised of five major components that management has deemed appropriate in evaluating the appropriateness of the allowance for loan and lease losses. While none of these components, when used independently, is effective in arriving at a reserve level that appropriately measures the risk inherent in the portfolio, management believes that using them collectively, provides reasonable measurement of the loss exposure in the portfolio. They components include:

1.	Impaired Loans - Management considers a loan to be impaired if, based on current information, it is probable that the Company will be unable to collect all scheduled payments of principal or interest when due, according to the contractual terms of the loan agreement. When a loan is considered to be impaired, the amount of the impairment is measured based on the present value of expected future cash flows discounted at the effective interest rate of the loan or, as a practical expedient, at the observable market price or the fair value of collateral (less costs to sell) if the loan is collateral dependent. Management excludes large groups of smaller balance homogeneous loans such as residential mortgages, consumer loans, and leases, which are collectively evaluated.

2.	Individually Reviewed Credits – For loans that are not impaired, but are rated special mention or worse, management evaluates credits based on elevated risk characteristics and assigns reserves based upon analysis of historical loss experience of loans with similar risk characteristics.

3.	Past due and Nonaccrual loans – For loans not impaired or reviewed individually, but are either past due or in a nonaccrual status. Management uses a weighted migration analysis to estimate losses inherent in this portion of the portfolio.

4.	Historical Loss Experience: For loans that are not impaired, reviewed individually, or past due or nonaccrual, management assigns a reserve based upon historical loss experience over a designated look-back period. Management has evaluated a variety of look-back periods and has determined that a ten year look back period is appropriate to capture a full range of economic cycles. Management has also evaluated a variety of statistical methods in analyzing loss history, including averages, weighted averages and standard deviations and has determined that by applying standard deviation analysis to historical losses over a full economic cycle has resulted in a reasonable estimate of losses inherent in the loan portfolio.

5.	Qualitative/Subjective Analysis – The model also includes an analysis of a variety of subjective factors to support the reserve estimate. These subjective factors may include reserve allocations for risks that may not otherwise be fully recognized in other components of the model. Among the subjective factors that are routinely considered as part of this analysis are: growth trends in the portfolio, changes in management and/or polices related to lending activities, trends in classified or nonaccrual loans, concentrations of credit, local and national economic trends, and industry trends.

Periodically, management conducts an analysis to estimate the loss emergence period for various loan categories based on samples of historical charge-offs. Model output by loan category is reviewed to evaluate the reasonableness of the reserve levels in comparison to the estimated loss emergence period applied to historical loss experience.

In addition to the components discussed above, management reviews the model output for reasonableness by analyzing the results in comparisons to recent trends in the loan/lease portfolio, through back-testing of results from prior models in comparison to actual loss history, and by comparing our reserves and loss history to industry peer results.

The model results are reviewed by management at the Corporate Credit Policy Committee and at the Audit Committee of the Board of Directors. Additionally, on an annual basis, management conducts a validation process of the model. This validation includes reviewing the appropriateness of model calculations, back testing of model results and appropriateness of key assumptions used in the model.

Although we believe our process for determining the allowance adequately considers all of the factors that would likely result in credit losses, this evaluation is inherently subjective as it requires material estimates, including expected default probabilities, the loss emergence periods, the amounts and timing of expected future cash flows on impaired loans, and estimated losses based on historical loss experience and current economic conditions. All of these factors may be susceptible to significant change. To the extent that actual results differ from management estimates, additional loan loss provisions may be required that would adversely impact earnings for future periods. Based on its evaluation of the allowance as of December 31, 2014, management considers the allowance to be appropriate. Under adversely or positively different conditions or assumptions, the Company would need to increase or decrease the allowance.

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

The allocation of the Company’s allowance as of December 31, 2014, and each of the previous four years is illustrated in Table 5- Allocation of the Allowance for Loan and Lease Losses, below.

Table 5 - Allocation of the Allowance for Originated and Acquired Loan and Lease Losses

	As of December 31,
(in thousands)	2014	2013	2012	2011	2010
Originated loans outstanding at end of year	$2,839,974	$2,527,244	$2,133,106	$1,981,849	$1,910,358
Allocation of the originated allowance by originated loan type:
Commercial and industrial	$9,157	$8,406	$7,533	$8,936	$7,824
Commercial real estate	12,069	10,459	10,184	12,662	14,445
Residential real estate	5,030	5,771	4,981	4,247	3,526
Consumer and other	1,900	2,059	1,940	1,709	1,976
Leases	0	5	5	39	61
Total	$28,156	$26,700	$24,643	$27,593	$27,832

Allocation of the originated allowance as a percentage of total originated allowance:
Commercial and industrial	32%	31%	31%	32%	28%
Commercial real estate	43%	39%	41%	46%	52%
Residential real estate	18%	22%	20%	16%	13%
Consumer and other	7%	8%	8%	6%	7%
Total	100%	100%	100%	100%	100%
Loan and lease types as a percentage of total originated loans and leases:
Commercial and industrial	27%	25%	24%	24%	25%
Commercial real estate	39%	40%	39%	39%	38%
Residential real estate	32%	33%	33%	33%	32%
Consumer and other	2%	2%	4%	3%	4%
Leases	0%	0%	0%	1%	1%
Total	100%	100%	100%	100%	100%

	As of December 31,
(in thousands)	2014	2013	2012	2011	2010
Acquired loans outstanding at end of year	$553,314	$667,040	$821,504	$0	$0

Allocation of the acquired allowance by originated loan type:
Commercial and industrial	$431	$168	$0	$0	$0
Commercial real estate	337	770	0	0	0
Residential real estate	51	274	0	0	0
Consumer and other	22	58	0	0	0
Total	$841	$1,270	$0	$0	$0

Allocation of the acquired allowance as a percentage of total acquired allowance:
Commercial and industrial	51%	13%	0%	0%	0%
Commercial real estate	40%	61%	0%	0%	0%
Residential real estate	6%	22%	0%	0%	0%
Consumer and other	3%	5%	0%	0%	0%
Total	100%	100%	0%	0%	0%
Loan and lease types as a percentage of total acquired loans and leases:
Commercial and industrial	18%	19%	20%	0%	0%
Commercial real estate	63%	61%	60%	0%	0%
Residential real estate	16%	15%	15%	0%	0%
Consumer and other	0%	1%	1%	0%	0%
Covered	3%	4%	4%	0%	0%
Total	100%	100%	100%	0%	0%

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

The five year trend in the allowance is shown above. The growth in the total allowance balance in 2014 over 2013 and in 2013 over 2012 was mainly driven by growth in total loans, which were up 6.2% and 8.1%, respectively. The increased allocations related to loan growth were partially offset by improving asset quality measures, including lower levels of net loan losses, nonperforming loans and balances of loans internally classified Special Mention or Substandard over the past few years. As of December 31, 2014, the total allowance for loan and lease losses was approximately $29.0 million, which is up $1.0 million from year-end 2013. The year-end allowance for originated loans and leases was up $1.5 million compared to prior year, and allowance for acquired loans was down $429,000 over year-end 2013.

The $1.5 million or 5.5% increase in the allowance for originated loans in 2014 over 2013 was mainly due to the 12.4% growth in the originated portfolio. The increase in the reserve allocations for commercial and industrial and commercial real estate loans was mainly due to the growth rates of 20.3% and 10.8%, respectively, in these portfolios in 2014 over 2013. The higher loan balances impact the historical component of the Company’s allowance model, which applies a historical loss factor to each portfolio of pass rated credits. The increase in the allocation for commercial real estate was also due to a specific allocation of $652,000 related to an individually evaluation and impaired commercial real estate loan at December 31, 2014; there was no specific allocation at December 31, 2013. Partially offsetting the need for additional reserves resulting from loan growth was improvement in asset quality measures in the originated portfolio. The amount of originated loans internally-classified Special Mention, Substandard and Doubtful totaled $56.3 million at December 31, 2014 compared to $77.4 million at December 31, 2013 and $101.4 million at December 31, 2012. Net recoveries in the originated loan portfolio totaled $163,000 in 2014 and $1.1 million in 2013 compared to net loan losses of $11.8 million in 2012. Nonperforming loans and leases were down $16.5 million or 42.2% from year-end 2013. The decrease in the allocation for residential real estate loans in 2014 compared to 2013 was a result of favorable adjustments to environmental factors reflecting improvements in past due and nonperforming residential loans.

The decrease in the allowance for acquired loans and leases reflects improved asset quality in 2014. The amount of acquired loans internally-classified as Special Mention and Substandard at December 31, 2014 were down from December 31, 2013, reflecting charge-offs, successful workouts and related paydowns during 2014.

The level of future charge-offs is dependent upon a variety of factors such as national and local economic conditions, trends in various industries, underwriting characteristics, and conditions unique to each borrower. Given uncertainties surrounding these factors, it is difficult to estimate future losses.

Table 6 - Analysis of the Allowance for Originated and Acquired Loan and Lease Losses

	December 31,
(in thousands)	2014	2013	2012	2011	2010
Average originated loans outstanding during year	$2,624,282	$2,307,493	$2,301,901	$1,928,540	$1,897,983
Balance of allowance at beginning of year	26,700	24,643	27,593	27,832	24,350

Originated loans charged-off:
Commercial and industrial	470	1,605	5,328	2,403	3,265
Commercial real estate	639	651	3,977	4,488	1,167
Residential real estate	512	752	2,390	2,730	791
Consumer and other	1,308	1,282	826	608	912
Leases	0	0	0	3	0
Total loans charged-off	$2,929	$4,290	$12,521	$10,232	$6,135

Recoveries of originated loans previously charged-off:
Commercial and industrial	636	4,162	198	424	464
Commercial real estate	1,832	718	200	280	225
Residential real estate	88	48	30	33	85
Consumer and other	536	419	306	311	336
Total loans recovered	$3,092	$5,347	$734	$1,048	$1,110
Net loans (recovered) charged-off	(163)	(1,057)	11,787	9,184	5,025
Additions to allowance charged to operations	1,293	1,000	8,837	8,945	8,507
Balance of originated allowance at end of year	$28,156	$26,700	$24,643	$27,593	$27,832
Originated allowance as a percentage of originated loans and leases outstanding	0.99%	1.06%	1.16%	1.39%	1.46%
Net (recoveries) charge-offs as a percentage of average originated
loans and leases outstanding during the year	(0.01%)	(0.05%)	0.51%	0.48%	0.26%

	December 31,
(in thousands)	2014	2013	2012	2011	2010
Average acquired loans outstanding during year	$614,740	$746,045	$80,208	$0	$0
Balance of allowance at beginning of year	1,270	0	0	0	0

Acquired loans charged-off:
Commercial and industrial	293	2,991	0	0	0
Commercial real estate	631	179	0	0	0
Residential real estate	484	696	0	0	0
Consumer and other	51	25	0	0	0
Total loans charged-off	$1,459	$3,891	$0	$0	$0

Recoveries of acquired loans previously charged-off:
Consumer and other	17	0	0	0	0
Total loans recovered	$17	$0	$0	$0	$0
Net loans charged-off	1,442	3,891	0	0	0
Additions to allowance charged to operations	1,013	5,161	0	0	0
Balance of acquired allowance at end of year	$841	$1,270	$0	$0	$0
Acquired allowance as a percentage of acquired loans outstanding	0.14%	0.17%	0.00%	0.00%	0.00%
Net charge-offs as a percentage of average acquired loans and leases outstanding during the year	0.23%	0.52%	0.00%	0.00%	0.00%
Total net charge-offs as a percentage of average total loans and leases outstanding during the year	0.04%	0.09%	0.49%	0.48%	0.26%

The provision for loan and lease losses represents management’s estimate of the expense necessary to maintain the allowance for loan and lease losses at an appropriate level. The provision for loan and lease losses was $2.3 million in 2014, compared to $6.2 million in 2013. The provision for originated loans and leases was $1.3 million in 2014, up from $1.0 million in 2013. The increase in the provision expense for originated loans was driven by the growth in the originated portfolio in 2014 over 2013, partly offset by improvements in asset quality measures. The provision expense for originated loans in 2014 and 2013 benefitted from significant recoveries on two commercial/commercial real estate relationships that resulted in overall net recoveries on originated loans of $163,000 in 2014 and $1.1 million in 2013. The provision for acquired loans was $1.0 million in 2014, down from $5.2 million in 2013. The provision in 2013 was driven by $3.9 million in net charge-offs as well as deterioration in expected cash flows on some acquired loans subsequent to acquisition date. Net charge-offs in the acquired portfolio were $1.4 million in 2014, down from $3.9 million in 2013.

For 2014, total net charge-offs were $1.3 million or 0.04% of average total loans and leases compared to net charge-offs of $2.8 million or 0.09% of average total loans and leases for 2013. The most recent peer ratio is 0.26%. The peer data is from the Federal Reserve Board and represents banks or bank holding companies with assets between $3.0 billion and $10.0 billion. The peer ratio is as of December 31, 2014, the most recent data available from the Federal Reserve Board.

The ratio of the allowance for originated loan and lease losses as a percentage of total loans was 0.99% at year-end 2014 compared to 1.06% at year-end 2013, which is reflective of the improvement in the level of loans internally classified Special Mention, Substandard and Doubtful and nonperforming loans and leases. Management believes that, based upon its evaluation as of December 31, 2014, the allowance is appropriate.

Deposits and Other Liabilities

Total deposits of $4.2 billion at December 31, 2014, increased $221.9 million or 5.6% compared to year-end 2013. The increase from year-end 2013 consisted of noninterest bearing deposits (up $132.5 million), interest checking, savings and money market balances (up $57.1 million) and time deposits (up $32.4 million).

The most significant source of funding for the Company is core deposits. The Company defines core deposits as total deposits less time deposits of $250,000 or more, brokered deposits and municipal money market deposits. Core deposits grew by $90.1 million or 2.7% to $3.4 billion at year-end 2014 from $3.3 billion at year-end 2013. Core deposits represented 81.1% of total deposits at December 31, 2014, compared to 83.4% of total deposits at December 31, 2013. The decrease in the percentage of core deposits to total deposits reflects growth in noncore deposits categories, mainly municipal deposits and brokered certificates of deposits, exceeding the growth in core deposits.

Municipal money market accounts totaled $484.3 million at year-end 2014, which was an increase of 5.4% over 2013. In general, there is a seasonal pattern to municipal deposits starting with a low point during July and August. Account balances tend to increase throughout the fall and into the winter months from tax deposits and receive an additional inflow at the end of March from the electronic deposit of state funds.

Table 1-Average Statements of Condition and Net Interest Analysis shows the average balance and average rate paid on the Company’s primary deposit categories for the years ended December 31, 2014, 2013, and 2012. Average interest-bearing deposits were up 0.9% in 2014 over 2013. The average cost of interest-bearing deposits decreased to 0.35% for 2014 from 0.40% for 2013. Average noninterest bearing deposits at December 31, 2014 were up $97.2 million or 12.1% over year-end 2013. A maturity schedule of time deposits outstanding at December 31, 2014, is included in “Note 8 Deposits” in Notes to Consolidated Financial Statements in Part II, Item 8. of this Report.

The Company uses both retail and wholesale repurchase agreements. Retail repurchase agreements are arrangements with local customers of the Company, in which the Company agrees to sell securities to the customer with an agreement to repurchase those securities at a specified later date. Retail repurchase agreements totaled $60.7 million at December 31, 2014, and $55.3 million at December 31, 2013. Management generally views local repurchase agreements as an alternative to large time deposits. The Company’s wholesale repurchase agreements amounted to $86.3 million at December 31, 2014, and $112.4 million at December 31, 2013. At December 31, 2014, the wholesale repurchase agreements included $55.0 million with the FHLB and $31.3 million with a large financial institution. Refer to “Note 9 Federal Funds Purchased and Securities Sold Under Agreements to Repurchase” in Notes to Consolidated Financial Statements in Part II, Item 8. of this Report for further details on the Company’s repurchase agreements.

The Company’s other borrowings totaled $356.5 million at year-end 2014, up $25.0 million or 7.5% from $331.5 million at year-end 2013. The $356.5 million in borrowings at December 31, 2014, included $232.1 million in overnight advances from the FHLB, $111.0 million in term advances from the FHLB and a $13.5 million advance from a bank. Borrowings at year-end 2013 included $215.7 million in overnight advances from the FHLB, $101.3 million of FHLB term advances, and a $14.5 million advance from a bank. Of the $111.0 million of the FHLB term advances at year-end 2014, $51.0 million are due over one year. In 2007, the Company elected to account for a $10.0 million advance with the FHLB at fair value. The fair value of this advance decreased by $331,000 (pre-tax net mark-to-market gain of $331,000) over the 12-months ended December 31, 2014. Refer to “Note 10 Other Borrowings” in Notes to Consolidated Financial Statements in Part II, Item 8. of this Report for further details on the Company’s term borrowings with the FHLB.

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

Core deposits, discussed above under “Deposits and Other Liabilities”, are a primary and low cost funding source obtained primarily through the Company’s branch network. In addition to core deposits, the Company uses non-core funding sources to support asset growth. These non-core funding sources include time deposits of $250,000 or more, brokered time deposits, national deposit listing services, municipal money market accounts, bank borrowings, securities sold under agreements to repurchase, overnight borrowings and term advances from the FHLB and other funding sources. Rates and terms are the primary determinants of the mix of these funding sources.

Non-core funding sources totaled $1.3 billion at December 31, 2014, an increase of $136.1 million or 11.8% from $1.2 billion at December 31, 2013. Non-core funding sources increased year-over-year as the Company used growth in core deposits and brokered deposits and time deposits of $250,000 or more to fund earning asset growth. Non-core funding sources as a percentage of total liabilities increased from 25.4% at year-end 2013 to 27.0% at year-end 2014.

Non-core funding sources may require securities to be pledged against the underlying liability. Securities carried at $1.1 billion and $1.0 billion at December 31, 2014 and 2013, respectively, were either pledged or sold under agreements to repurchase. Pledged securities or securities sold under agreements to repurchase represented 72.3% of total securities at December 31, 2014, compared to 74.7% of total securities at December 31, 2013.

Cash and cash equivalents totaled $56.1 million as of December 31, 2014, down from $82.9 million at December 31, 2013. Short-term investments, consisting of securities due in one year or less, increased from $37.0 million at December 31, 2013, to $79.8 million on December 31, 2014. The Company also has $9.0 million of securities designated as trading securities.

Cash flow from the loan and investment portfolios provides a significant source of liquidity. These assets may have stated maturities in excess of one year, but have monthly principal reductions. Total mortgage-backed securities, at fair value, were $769.3 million at December 31, 2014 compared with $724.5 million at December 31, 2013. Outstanding principal balances of residential mortgage loans, consumer loans, and leases totaled approximately $1.1 billion at December 31, 2014 as compared to $993.6 million at December 31, 2013. Aggregate amortization from monthly payments on these assets provides significant additional cash flow to the Company.

Liquidity is enhanced by ready access to national and regional wholesale funding sources including Federal funds purchased, repurchase agreements, brokered certificates of deposit, and FHLB advances. Through its subsidiary banks, the Company has borrowing relationships with the FHLB and correspondent banks, which provide secured and unsecured borrowing capacity. At December 31, 2014, the unused borrowing capacity on established lines with the FHLB was $1.1 billion.

As members of the FHLB, the Company’s subsidiary banks can use certain unencumbered mortgage-related assets and securities to secure additional borrowings from the FHLB. At December 31, 2014, total unencumbered mortgage loans and securities of the Company were $579.7 million. Additional assets may also qualify as collateral for FHLB advances upon approval of the FHLB.

The Company has not identified any trends or circumstances that are reasonably likely to result in material increases or decreases in liquidity in the near term.

Table 7 - Loan Maturity

Remaining maturity of originated loans	At December 31, 2014
	Within
(in thousands)	Total	1 year	1-5 years	After 5 years
Commercial and industrial	$767,036	$198,323	$209,785	$358,928
Commercial real estate	1,111,042	35,858	83,162	992,022
Residential real estate	897,861	606	12,226	885,030
Total	$2,775,939	$234,787	$305,173	$2,235,980

Remaining maturity of acquired loans	At December 31, 2014
	Within
(in thousands)	Total	1 year	1-5 years	After 5 years
Commercial and industrial	$97,034	$38,484	$9,702	$48,848
Commercial real estate	347,576	26,009	141,101	180,467
Residential real estate	88,290	25,210	3,394	59,686
Covered Loans	19,319	9,163	4,802	5,354
Total	$552,219	$98,866	$158,999	$294,355

Of the loan amounts shown above in Table 8 - Loan Maturity, maturing over 1 year, $1.2 billion have fixed rates and $1.8 billion have adjustable rates.

OFF-BALANCE SHEET ARRANGEMENTS

In the normal course of business the Company is party to certain financial instruments, which in accordance with accounting principles generally accepted in the United States, are not included in its Consolidated Statements of Condition. These transactions include commitments under standby letters of credit, unused portions of lines of credit, and commitments to fund new loans and are undertaken to accommodate the financing needs of the Company’s customers. Loan commitments are agreements by the Company to lend monies at a future date. These loan and letter of credit commitments are subject to the same credit policies and reviews as the Company’s loans. Because most of these loan commitments expire within one year from the date of issue, the total amount of these loan commitments as of December 31, 2014, are not necessarily indicative of future cash requirements. Further information on these commitments and contingent liabilities is provided in “Note 17 Commitments and Contingent Liabilities” in Notes to Consolidated Financial Statements in Part II, Item 8. of this Report.

CONTRACTUAL OBLIGATIONS

The Company leases land, buildings, and equipment under operating lease arrangements extending to the year 2090. Most leases include options to renew for periods ranging from 5 to 20 years. In addition, the Company has a software contract for its core banking application through July 31, 2017, along with contracts for more specialized software programs through 2018. Further information on the Company’s lease arrangements is provided in “Note 7 Premises and Equipment” in Notes to Consolidated Financial Statements in Part II, Item 8. of this Report. The Company’s contractual obligations as of December 31, 2014, are shown in Table 8-Contractual Obligations and Commitments below.

Table 8 - Contractual Obligations and Commitments

Contractual cash obligations	At December 31, 2014
	Within
(in thousands)	Total	1 year	1-3 years	3-5 years	After 5 years
Long-term debt	$190,985	$65,098	$125,887	$0	$0
Trust Preferred Debentures[1]	88,615	2,158	4,315	4,315	77,826
Operating leases	39,281	4,684	8,349	7,147	19,011
Software contracts	3,787	1,571	2,034	182	0
Total contractual cash obligations	$322,668	$73,511	$140,585	$11,644	$96,837

1 Includes interest payments and assumes contractual payments made until maturity without conversion to stock or early redemption.

RECENTLY ISSUED ACCOUNTING STANDARDS

Refer to “Note 1 Summary of Significant Accounting Policies” in Notes to Consolidated Financial Statements in Part II, Item 8. of this Form 10-K for details of recently issued accounting pronouncements and their expected impact on the Company’s financial statements.

Fourth Quarter Summary

Fourth quarter 2014 net income was $12.7 million, a decrease of 11.2% compared to the fourth quarter of 2013 net income of $14.3 million. Diluted earnings per share of $0.85 for the fourth quarter of 2014 were down 11.5% from $0.96 for the comparable period in 2013. The fourth quarter of 2013 included a non-recurring income item, which was an after-tax gain on a deposit conversion of $771,000. After adjusting for this item, fourth quarter 2013 diluted earnings per share would have been $0.91

Net interest income on a taxable-equivalent basis totaled $42.7 million in the fourth quarter of 2014, down 1.9% from $43.5 million in the year-earlier quarter. Growth in average earning assets of $227.9 million was partially offset by a 25 basis point narrowing of the net interest margin to 3.53% in the fourth quarter of 2014 from 3.78% in 2013’s fourth quarter. The rise in average earning assets was attributable to a $164.5 million increase in average loans and leases and a $69.3 million increase in average investment securities balances. The yield on average interest earning assets of 3.94% for the fourth quarter of 2014 was down 33 basis points or 7.7% compared to the fourth quarter of 2013, and was partially offset by a lower cost of funds for the same period in 2014. Average noninterest bearing deposits balances for the fourth quarter of 2014 were up $121.3 million or 14.2% compared to the fourth quarter of 2014, $48.7 million or 5.3% compared to the prior quarter. The average cost of interest bearing liabilities in the fourth quarter of 2014 was 0.54% compared to 0.56% in the third quarter of 2014 and 0.63% in the fourth quarter of 2013.

Provision for loan and lease losses was $1.6 million for the fourth quarter of 2014, compared to $585,000 in the fourth quarter of 2013. Net charge-offs totaled $344,000 in the fourth quarter of 2014, compared to net recoveries of $977,000 for the fourth quarter of 2013. The fourth quarter of 2013 included a large recovery on a previously charged off credit.

Noninterest income was $18.1 million for the fourth quarter of 2014, up 3.5% over the same period in 2013, and 2.9% from the third quarter of 2014. Fee based income areas were up 2.5% in the fourth quarter of 2014 compare the same period in 2013. Insurance revenue was up 5.3%, deposit fees were up 3.7% compared to the fourth quarter of 2013, while card services revenue was down 3.9% compared to the same period in 2013. The gains on sales of available-for-sale securities was $241,000 for the fourth quarter of 2014 compared to a loss of $124,000 reported for the same period in 2013.

Noninterest expense was $39.0 million in the fourth quarter of 2014, down 3.1% from the same period in 2013, and up 1.3% compared to the third quarter of 2014. The decrease from the fourth quarter of 2013 was mainly in salaries and wages. In the fourth quarter of 2013, certain incentive accruals were adjusted upwards to reflect strong operating results.

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

The Company’s Board of Directors has set a policy that interest rate risk exposure will remain within a range whereby net interest income will not decline by more than 10% in one year as a result of a 100 basis point parallel change in rates. Based upon the simulation analysis performed as of November 30, 2014, a 200 basis point parallel upward change in interest rates over a one-year time frame would result in a one-year decrease in net interest income from the base case of approximately 0.10%, while a 100 basis point parallel decline in interest rates over a one-year period would result in a decrease in one-year net interest income from the base case of 0.80%. The simulation assumes no balance sheet growth and no management action to address balance sheet mismatches.

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

In our most recent simulation, the base case scenario, which assumes interest rates remain unchanged from the date of the simulation, showed an 8 basis point decline in net interest margin during 2014.

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

In addition to the simulation analysis, management uses an interest rate gap measure. Table 9-Interest Rate Risk Analysis below is a Condensed Static Gap Report, which illustrates the anticipated repricing intervals of assets and liabilities as of December 31, 2014. The Company’s one-year interest rate gap was a negative $225.8 million or 4.28% of total assets at December 31, 2014, compared with a negative $288.7 million or 5.77% of total assets at December 31, 2013. A negative gap position exists when the amount of interest-bearing liabilities maturing or repricing exceeds the amount of interest-earning assets maturing or repricing within a particular time period. This analysis suggests that the Company’s net interest income is more vulnerable to an increasing rate environment than it is to a prolonged declining interest rate environment. An interest rate gap measure could be significantly affected by external factors such as a rise or decline in interest rates, loan or securities prepayments, and deposit withdrawals.

Table 9 - Interest Rate Risk Analysis

Condensed Static Gap - December 31, 2014	Repricing Interval

(in thousands)	Total	0-3 months	3-6 months	6-12 months	12 months
Interest-earning assets*	$4,911,314	$1,007,117	$224,426	$436,345	$1,667,888
Interest-bearing liabilities	3,686,704	1,483,464	171,199	238,978	1,893,641
Net gap position		(476,347)	53,227	197,367	(225,753)
Net gap position as a percentage of total assets		(9.04)%	1.01%	3.75%	(4.28)%

*Balances of available-for-sale securities are shown at amortized cost

[This Page Intentionally Left Blank]

Item 8.	Financial Statements and Supplementary Data

Financial Statements and Supplementary Data consist of the consolidated financial statements as indexed and presented below and the Unaudited Quarterly Financial Data presented in Part II, Item 8. of this Report

58

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

The Audit/Examining Committee of the board of directors, composed solely of outside directors, meets periodically and privately with management, internal auditors, and independent registered public accounting firm, KPMG LLP, to review matters relating to the quality of financial reporting, internal accounting control, and the nature, extent, and results of audit efforts. The independent registered public accounting firm and internal auditors have unlimited access to the Audit/Examining Committee to discuss all such matters. The consolidated financial statements have been audited by KPMG, LLP for the purpose of expressing an opinion on the consolidated financial statements. In addition, KPMG, LLP has audited internal control over financial reporting, as of December 31, 2014.

/s/ Stephen S. Romaine	/s/ Francis M. Fetsko	Date: March 16, 2015

Stephen S. Romaine	Francis M. Fetsko
Chief Executive Officer	Chief Financial Officer
Chief Operating Officer

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Tompkins Financial Corporation:

We have audited the accompanying consolidated statements of condition of Tompkins Financial Corporation and subsidiaries (the Company) as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, cash flows, and changes in shareholders’ equity for each of the years in the three-year period ended December 31, 2014. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Tompkins Financial Corporation and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Tompkins Financial Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 16, 2015 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/KPMG LLP
Rochester, New York
March 16, 2015

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Tompkins Financial Corporation:

We have audited Tompkins Financial Corporation and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of condition of Tompkins Financial Corporation and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, cash flows, and changes in shareholders’ equity for each of the years in the three-year period ended December 31, 2014, and our report dated March 16, 2015 expressed an unqualified opinion on those consolidated financial statements.

/s/KPMG LLP
Rochester, New York
March 16, 2015

TOMPKINS FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CONDITION

(In thousands, except share and per share data)	As of	As of
ASSETS	12/31/2014	12/31/2013
Cash and noninterest bearing balances due from banks	$53,921	$82,163
Interest bearing balances due from banks	2,149	721
Cash and Cash Equivalents	56,070	82,884

Trading securities, at fair value	8,992	10,991
Available-for-sale securities, at fair value (amortized cost of $1,397,458 at December 31, 2014 and $1,368,736 at December 31, 2013)	1,402,236	1,354,811
Held-to-maturity securities, at amortized cost (fair value of $89,036 at December 31, 2014 and $19,625 at December 31, 2013)	88,168	18,980
Originated loans and leases, net of unearned income and deferred costs and fees	2,839,974	2,527,244
Acquired loans and leases, covered	19,319	25,868
Acquired loans and leases, non-covered	533,995	641,172
Less: Allowance for loan and lease losses	28,997	27,970
Net Loans and Leases	3,364,291	3,166,314

FDIC indemnification asset	1,903	4,790
Federal Home Loan Bank stock	21,259	25,041
Bank premises and equipment, net	59,800	55,932
Corporate owned life insurance	73,725	69,335
Goodwill	92,243	92,140
Other intangible assets, net	14,649	16,298
Accrued interest and other assets	86,225	105,523
Total Assets	$5,269,561	$5,003,039
LIABILITIES
Deposits:
Interest bearing:
Checking, savings and money market	2,247,708	2,190,616
Time	898,081	865,702
Noninterest bearing	1,023,365	890,898
Total Deposits	4,169,154	3,947,216

Federal funds purchased and securities sold under agreements to repurchase	147,037	167,724

Other borrowings, including certain amounts at fair value of $10,961 at December 31, 2014 and $11,292 at December 31, 2013	356,541	331,531
Trust preferred debentures	37,337	37,169
Other liabilities	69,909	61,460
Total Liabilities	$4,779,978	$4,545,100
EQUITY
Tompkins Financial Corporation shareholders’ equity:
Common Stock - par value $.10 per share: Authorized 25,000,000 shares; Issued: 14,931,354 at December 31, 2014; and 14,785,007 at December 31, 2013	1,493	1,479
Additional paid-in capital	348,889	346,096
Retained earnings	165,160	137,102
Accumulated other comprehensive loss	(24,011)	(25,119)
Treasury stock, at cost – 111,436 shares at December 31, 2014, and 105,449 shares at December 31, 2013	(3,400)	(3,071)
Total Tompkins Financial Corporation Shareholders’ Equity	488,131	456,487
Noncontrolling interests	1,452	1,452
Total Equity	$489,583	$457,939
Total Liabilities and Equity	$5,269,561	$5,003,039

 See notes to consolidated financial statements

Consolidated Statements of Income

	Year ended December 31,
(in thousands, except per share data)	2014	2013	2012
INTEREST AND DIVIDEND INCOME
Loans	$150,966	$151,711	$124,662
Due from banks	2	10	32
Federal funds sold	0	0	2
Trading securities	418	589	744
Available-for-sale securities	31,298	31,360	31,232
Held-to-maturity securities	999	685	860
Federal Home Loan Bank stock and Federal Reserve Bank stock	810	749	824
Total Interest and Dividend Income	184,493	185,104	158,356
INTEREST EXPENSE
Time certificates of deposits of $100,000 or more	3,845	4,832	3,322
Other deposits	7,236	7,933	8,910
Federal funds purchased and securities sold under agreements to repurchase	2,947	3,749	4,451
Trust preferred debentures	2,287	2,599	2,094
Other borrowings	4,368	4,862	5,436
Total Interest Expense	20,683	23,975	24,213
Net Interest Income	163,810	161,129	134,143
Less: Provision for loan and lease losses	2,306	6,161	8,837
Net Interest Income After Provision for Loan and Lease Losses	161,504	154,968	125,306
NONINTEREST INCOME
Insurance commissions and fees	28,489	27,916	19,421
Investment services income	15,493	15,109	14,340
Service charges on deposit accounts	9,404	8,495	7,441
Card services income	7,942	7,216	6,030
Mark-to-market loss on trading securities	(269)	(538)	(332)
Mark-to-market gain on liabilities held at fair value	331	555	246
Net other-than-temporary impairment losses[1]	0	0	(196)
Other income	8,984	10,546	7,534
Net gain on securities transactions	391	599	324
Total Noninterest Income	70,765	69,898	54,808
NONINTEREST EXPENSES
Salaries and wages	69,558	67,200	51,700
Pension and other employee benefits	21,102	22,164	18,075
Net occupancy expense of premises	12,203	11,757	8,969
Furniture and fixture expense	5,708	5,701	4,996
FDIC insurance	2,906	3,214	2,685
Amortization of intangible assets	2,095	2,197	1,264
Merger and integration related expenses	0	228	15,584
Other operating expenses	41,121	40,641	34,335
Total Noninterest Expenses	154,693	153,102	137,608
Income Before Income Tax Expense	77,576	71,764	42,506
Income Tax Expense	25,404	20,777	11,090
Net Income Attributable to Noncontrolling Interests and Tompkins Financial Corporation	52,172	50,987	31,416
Less: Net income attributable to noncontrolling interests	131	131	131
Net Income Attributable to Tompkins Financial Corporation	$52,041	$50,856	$31,285
Basic Earnings Per Share	$3.51	$3.48	$2.44
Diluted Earnings Per Share	$3.48	$3.46	$2.43

1 In 2014 and 2013, there were no other-than-temporary impairment ("OTTI") charges recognized in noninterest income. In 2012, OTTI on securities available-for-sale totaling $196,000 was recognized in noninterest income.

See notes to consolidated financial statements

Consolidated Statements of Comprehensive Income	Year ended December 31,
(in thousands)	2014	2013	2012
Net income attributable to noncontrolling interests and
Tompkins Financial Corporation	$52,172	$50,987	$31,416
Other comprehensive income (loss), net of tax:

Available-for-sale securities:
Change in net unrealized gain/loss during the period	11,459	(34,354)	3,214
Reclassification adjustment for net realized gain on sale included in available-for-sale securities	(235)	(359)	(194)
Reclassification adjustment for credit impairment on available-for-sale securities	0	0	118

Employee benefit plans:
Net retirement plan (loss) gain	(14,527)	10,088	(3,037)
Net retirement plan prior service cost	3,769	0	0
Amortization of net retirement plan actuarial gain	639	1,547	1,395
Amortization of net retirement plan prior service cost (credit)	3	35	35
Amortization of net retirement plan transition liability	0	30	40

Other comprehensive gain (loss)	1,108	(23,013)	1,571

Subtotal comprehensive income attributable to noncontrolling interests and Tompkins Financial Corporation	53,280	27,974	32,987
Less: Total comprehensive income attributable to noncontrolling interests	(131)	(131)	(131)
Total comprehensive income attributable to Tompkins Financial Corporation	$53,149	$27,843	$32,856

See notes to consolidated financial statements

Consolidated Statements of Cash Flows	Year ended December 31,
(in thousands)	2014	2013	2012
OPERATING ACTIVITIES
Net income attributable to Tompkins Financial Corporation	$52,041	$50,856	$31,285
Adjustments to reconcile net income, attributable to Tompkins Financial Corporation, to net cash provided by operating activities:
Provision for loan and lease losses	2,306	6,161	8,837
Depreciation and amortization of premises, equipment, and software	5,710	5,706	5,326
Accretion related to purchase accounting	(8,378)	(12,152)	(6,157)
Amortization of intangible assets	2,095	2,197	1,264
Earnings from corporate owned life insurance, net	(1,883)	(2,021)	(1,715)
Net amortization on securities	10,683	13,317	12,313
Other-than-temporary impairment loss	0	0	196
Mark-to-market loss on trading securities	269	538	332
Mark-to-market gain loss on liabilities held at fair value	(331)	(555)	(246)
Deferred income tax expense	5,031	8,018	6,930
Net gain on sale of securities transactions	(391)	(599)	(324)
Net (gain) loss on sale of loans	(362)	133	(885)
Proceeds from sale of loans	20,263	13,483	38,438
Loans originated for sale	(19,596)	(13,384)	(37,462)
Gain on redemption of trust preferred	0	(1,410)	0
Gain on IRA conversion	(140)	(1,285)	0
Net loss on sale of bank premises and equipment	6	191	55
Stock-based compensation expense	1,506	1,382	1,310
Decrease (increase) in interest receivable	68	929	(122)
Decrease in interest payable	(253)	(945)	(783)
Proceeds from maturities, calls and principal paydowns of trading securities	1,711	4,893	2,775
Contribution to pension plan	0	(8,000)	(7,000)
Decrease in FDIC prepaid insurance	0	5,386	2,468
Other, net	7,008	10,867	4,941
Net Cash Provided by Operating Activities	77,363	83,706	61,776
INVESTING ACTIVITIES
Proceeds from maturities, calls and principal paydowns of available-for-sale securities	219,082	250,911	306,795
Proceeds from sales of available-for-sale securities	90,551	115,796	217,971
Proceeds from maturities, calls and principal paydowns of held-to-maturity securities	11,557	13,315	14,649
Purchases of available-for-sale securities	(348,555)	(398,811)	(405,078)
Purchases of held-to-maturity securities	(80,817)	(8,236)	(12,043)
Net increase in loans and leases	(195,010)	(240,160)	(95,303)
Proceeds from sale of commercial loans	0	5,160	0
Net decrease (increase) in Federal Home Loan Bank and Federal Reserve Bank Stock	3,782	(5,558)	4,338
Proceeds from sale of bank premises and equipment	198	130	59
Purchases of bank premises and equipment	(9,040)	(6,545)	(7,070)
Purchased of corporate owned life insurance	(2,500)	(2,212)	0
Net cash (used in) provided by acquisitions	(415)	0	4,289
Other, net	412	(2,172)	(1,348)
Net Cash Provided by (Used In) Investing Activities	(310,755)	(278,382)	27,259
FINANCING ACTIVITIES
Net increase in demand, money market, and savings deposits	189,559	105,228	211,731
Net increase (decrease) in time deposits	34,243	(103,882)	(107,361)
Net decrease in securities sold under agreements to repurchase and Federal funds purchased	(19,555)	(45,117)	(74,807)
Increase in other borrowings	339,948	309,974	20,000
Redemption of trust preferred debentures	0	(5,191)	0
Repayment of other borrowings	(314,606)	(89,736)	(93,981)
Net shares issued related to restricted stock awards	64	40	(20)
Cash dividends	(23,983)	(22,463)	(19,021)
Repurchase of common stock	(4,602)	0	0
Shares issued for dividend reinvestment plan	2,186	4,046	1,936
Shares issued for employee stock ownership plan	1,528	717	1,037
Common stock issued in capital raise	0	0	37,978
Common stock issued	50	0	0
Net proceeds from exercise of stock options	1,512	4,683	2,494
Tax benefit from stock option exercises	234	331	342
Net Cash Provided by (Used In) Financing Activities	206,578	158,630	(19,672)
Net (Decrease) Increase in Cash and Cash Equivalents	(26,814)	(36,046)	69,363
Cash and cash equivalents at beginning of year	82,884	118,930	49,567
Total Cash & Cash Equivalents at End of Year	56,070	82,884	118,930

Consolidated Statements of Cash Flows (continued)

Supplemental Cash Flow Information

	Year ended December 31,
(in thousands)	2014	2013	2012
Cash paid during the year for - Interest	$22,660	$27,935	$24,996
Cash paid, net of refunds, during the year for - Income taxes	10,764	14,844	15,809
Non-cash investing and financing activities:
Fair value for non-cash assets other than goodwill acquired in purchase acquisitions	0	0	1,361,790
Fair value of liabilities assumed in purchase acquisitions	0	0	1,331,196
Goodwill related to acquisitions	0	0	48,407
Fair value of shares issued for acquisitions	0	0	82,198
Transfer of loans to other real estate owned	5,591	5,971	1,485

See notes to consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

(in thousands except share and per share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Non-controlling Interests	Total
Balances at December 31, 2011	$1,116	$206,395	$96,445	$(3,677)	$(2,588)	$1,452	$299,143
Net income attributable to noncontrolling interests and Tompkins Financial Corporation			31,285			131	31,416
Other comprehensive income				1,571			1,571
Total Comprehensive Income							32,987
Cash dividends ($1.46 per share)			(19,021)				(19,021)
Net exercise of stock options and related tax benefit (96,873 shares, net)	10	2,826					2,836
Stock-based compensation expense		1,310					1,310
Shares issued for dividend reinvestment plan (48,763 shares)	5	1,931					1,936
Shares issued for employee stock ownership plan (25,655 shares)	2	1,035					1,037
Directors deferred compensation plan (4,949 shares)		199			(199)		0
Restricted stock activity (3,985 shares)		(20)					(20)
Stock issued in capital raise (1,006,250 shares)	101	37,877					37,978
Stock issued for purchase acquisition (2,093,689 shares)	209	83,096					83,305
Dividend to noncontrolling interests						(131)	(131)
Balances at December 31, 2012	$1,443	$334,649	$108,709	$(2,106)	$(2,787)	$1,452	$441,360
Net income attributable to noncontrolling interests and Tompkins Financial Corporation			50,856			131	50,987
Other comprehensive loss				(23,013)			(23,013)
Total Comprehensive Income							27,974
Cash dividends ($1.54 per share)			(22,463)				(22,463)
Net exercise of stock options and related tax benefit (144,732 shares, net)	14	5,000					5,014
Stock-based compensation expense		1,382					1,382
Shares issued for dividend reinvestment plan (92,068 shares)	9	4,037					4,046
Shares issued for employee stock ownership plan (17,290 shares)	2	715					717

Directors deferred compensation plan (5,395shares)		284			(284)		0
Restricted stock activity (104,206 shares)	11	29					40
Dividend to noncontrolling interests						(131)	(131)
Balances at December 31, 2013	$1,479	$346,096	$137,102	$(25,119)	$(3,071)	$1,452	$457,939

 See notes to consolidated financial statements

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (continued)

(in thousands except share and per share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Non-controlling Interests	Total
Balances at December 31, 2013	$1,479	$346,096	$137,102	$(25,119)	$(3,071)	$1,452	$457,939
Net income attributable to noncontrolling interests and Tompkins Financial Corporation			52,041			131	52,172
Other comprehensive income				1,108			1,108
Total Comprehensive Income							53,280
Cash dividends ($1.62 per share)			(23,983)				(23,983)
Net exercise of stock options and related tax benefit (75,323 shares, net)	7	1,739					1,746
Common stock repurchased and returned to unissued status (101,466 shares)	(10)	(4,592)					(4,602)
Stock-based compensation expense		1,506					1,506
Shares issued for dividend reinvestment plan (46,081 shares)	4	2,182					2,186
Shares issued for employee stock ownership plan (31,192 shares)	3	1,525					1,528
Directors deferred compensation plan (5,987 shares)		329			(329)		0
Restricted stock activity (94,137 shares)	10	54					64
Shares issued for purchase acquisition (1,080 shares)		50					50
Dividend to noncontrolling interests						(131)	(131)
Balances at December 31, 2014	$1,493	$348,889	$165,160	$(24,011)	$(3,400)	$1,452	$489,583

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

The consolidated financial information included herein combines the results of operations, the assets, liabilities, and shareholders’ equity of the Company and its subsidiaries. Amounts in the prior periods’ unaudited condensed consolidated financial statements are reclassified when necessary to conform to the current periods’ presentation. During the quarter ended March 31, 2014, the Company revised the comparative December 31, 2013 outstanding principal balance of acquired credit impaired loans from $70,727 to $62,146, and the balance of outstanding principal balance of acquired non-credit impaired loans from $666,089 to $630,600. The Company has assessed the materiality of this correction of an error and concluded, based on qualitative and quantitative considerations in accordance with Staff Accounting Bulletin No. 99, that the adjustments are not material to the financial statements as a whole. All significant intercompany balances and transactions are eliminated in consolidation.

The Company has evaluated subsequent events for potential recognition and/or disclosure and determined that no further disclosures were required.

Cash and cash Equivalents: Cash and cash equivalents in the Consolidated Statements of Cash Flows include cash and noninterest bearing balances due from banks, interest-bearing balances due from banks, Federal funds sold, and money market funds. Management regularly evaluates the credit risk associated with the counterparties to these transactions and believes that the Company is not exposed to any significant credit risk on cash and cash equivalents. Each bank subsidiary is required to maintain reserve balances by the Federal Reserve Bank of New York. At December 31, 2014, and December 31, 2013 the reserve requirements for the Company’s banking subsidiaries totaled $4.4 million and $11.8 million, respectively.

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

In general, the principal balance of a loan is charged off in full or in part when management concludes, based on the available facts and circumstances, that collection of principal in full is not probable. For commercial and commercial real estate loans, this conclusion is generally based upon a review of the borrower’s financial condition and cash flow, payment history, economic conditions, and the conditions in the various markets in which the collateral, if any, may be liquidated. In general, consumer loans are charged-off in accordance with regulatory guidelines which provide that such loans be charged-off when the Company becomes aware of the loss, such as from a triggering event that may include new information about a borrower’s intent/ability to repay the loan, bankruptcy, fraud or death, among other things, but in no case will the charge-off exceed specified delinquency timeframes. Such delinquency timeframes state that closed-end retail loans (loans with pre-defined maturity dates, such as real estate mortgages, home equity loans and consumer installment loans) that become past due 120 cumulative days and open-end retail loans (loans that roll-over at the end of each term, such as home equity lines of credit) that become past due 180 cumulative days should be classified as a loss and charged-off. For residential real estate loans, charge-off decisions are based upon past due status, current assessment of collateral value, and general market conditions in the areas where the properties are located.

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

ALLOWANCE FOR LOAN AND LEASE LOSSES: The Company has developed a methodology to measure the amount of estimated loan loss exposure inherent in the loan portfolio to assure that an appropriate allowance is maintained. The Company’s methodology is based upon guidance provided in SEC Staff Accounting Bulletin No. 102, Selected Loan Loss Allowance Methodology and Documentation Issues and allowance allocations are calculated in accordance with ASC Topic 310, Receivables and ASC Topic 450, Contingencies. The model is comprised of five major components that management has deemed appropriate in evaluating the appropriateness of the allowance for loan and lease losses. While none of these components, when used independently, is effective in arriving at a reserve level that appropriately measures the risk inherent in the portfolio, management believes that using them collectively, provides reasonable measurement of the loss exposure in the portfolio. The components include: impaired loans; individually reviewed and graded loans; past due and nonaccrual loans; historical loss experience; and qualitative or subjective analysis. For impaired loans an allowance is recognized if the fair value of the loan is less than the recorded investment in the loan (recorded investment in the loan is the principal balance plus any accrued interest, net of deferred loan fees or costs and unamortized premium or discount). A loan’s fair value reflects the present value of expected future cash flows discounted at the loan’s effective interest rate, or if the loan is collateral dependent, the fair value of the collateral, less estimated disposal costs. If the loan is collateral dependent, the principal balance of the loan is charged-off in an amount equal to the impairment measurement. The fair value of collateral dependent loans is derived primarily from collateral appraisals performed by independent third-party appraisers. For loans that are not impaired, but are rated special mention or worse, management evaluates credits based on elevated risk characteristics and assign reserves based upon analysis of historical loss experience of loans with similar risk characteristics. For loans that are not impaired, reviewed individually, or past due or nonaccrual, management assigns a reserve based upon historical loss experience over a designated look-back period. Management has evaluated a variety of look-back periods and has determined that a ten year look back period is appropriate to capture a full range of economic cycles. Management has also evaluated a variety of statistical methods in analyzing loss history, including averages, weighted averages and standard deviations and has determined that by applying standard deviation analysis to historical losses over a full economic cycle has resulted in a reasonable estimate of losses inherent in the loan portfolio. The model also includes an analysis of a variety of subjective factors to support the reserve estimate. These subjective factors may include reserve allocations for risks that may not otherwise be fully recognized in other components of the model. Among the subjective factors that are routinely considered as part of this analysis are: growth trends in the portfolio, changes in management and/or polices related to lending activities, trends in classified or nonaccrual loans, concentrations of credit, local and national economic trends, and industry trends.

Periodically, management conducts an analysis to estimate the loss emergence period for various loan categories based on samples of historical charge-offs. Model output by loan category is reviewed to evaluate the reasonableness of the reserve levels in comparison to the estimated loss emergence period applied to historical loss experience.

In addition to the components discussed above, management reviews the model output for reasonableness by analyzing the results in comparisons to recent trends in the loan/lease portfolio, through back-testing of results from prior models in comparison to actual loss history, and by comparing our reserves and loss history to industry peer results.

The model results are reviewed by management at the Corporate Credit Policy Committee and at the Audit Committee of the Board of Directors. Additionally, on an annual basis, management conducts a validation process of the model. This validation includes reviewing the appropriateness of model calculations, back testing of model results and appropriateness of key assumptions used in the model. In addition, various Federal and State regulatory agencies, as part of their examination process, review the Company’s allowance and may require the Company to recognize additions to the allowance based on their judgments about information available to them at the time of their examination.

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

Goodwill: Goodwill represents the excess of purchase price over the fair value of assets acquired in a transaction using purchase accounting. Goodwill has an indefinite useful life and is not amortized, but is tested for impairment. Goodwill impairment tests are performed on an annual basis or when events or circumstances dictate. The Company tests goodwill annually as of December 31. The Company has the option to perform a qualitative assessment of goodwill, which considers company-specific and economic characteristics that might impact its carrying value. If based on this qualitative assessment, it is more likely than not that the fair value of the reporting unit is less than its carrying amount, then a quantitative test (Step 1) is performed, which compares the fair value of the reporting unit to the carrying amount of the reporting unit in order to identify potential impairment. If the estimated fair value of a reporting unit exceeds its carrying amount, the goodwill of the reporting unit is not considered impaired. However, if the carrying amount of the reporting unit were to exceed its estimated fair value, a second step (Step 2) would be performed that would compare the implied fair value of the reporting unit’s goodwill with the carrying amount of the goodwill for the reporting unit. The implied fair value of goodwill is determined in the same manner as goodwill that is recognized in a business combination. Significant judgment and estimates are involved in estimating the fair value of the assets and liabilities of the reporting units.

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

Segment Reporting: The Company manages its operations through three reportable business segments in accordance with the standards set forth in FASB ASC Topic 280, “Segment Reporting”. The three segments are: (i) banking (“Banking”), (ii) insurance (“Tompkins Insurance Agencies, Inc.”) and (iii) wealth management (“Tompkins Financial Advisors”). The Company’s insurance services and wealth management services are managed separately from the Bank. Additional information on the segments is presented in Note 22- “Segment and Related Information.”

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

PENSION AND OTHER EMPLOYEE BENEFITS: The Company maintains noncontributory defined-benefit and defined contribution plans, which cover substantially all employees of the Company. In addition, the Company also maintains supplemental employee retirement plans for certain executives and a post-retirement life and healthcare plan. These plans are discussed in detail in Note 12 “Employee Benefit Plans”. The Company incurs certain employment-related expenses associated with these plans. In order to measure the expense associated with these plans, various assumptions are made including the discount rate used to value certain liabilities, expected return on plan assets, anticipated mortality rates, and expected future healthcare costs. The assumptions are based on historical experience as well as current facts and circumstances. A third-party actuarial firm is used to assist management in measuring the expense and liability associated with the plans. The Company uses a December 31 measurement date for its plans. As of the measurement date, plan assets are determined based on fair value, generally representing observable market prices. The projected benefit obligation is primarily determined based on the present value of projected benefit distributions at an assumed discount rate.

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

FAIR VALUE MEASUREMENTS: The Company accounts for the provisions of FASB ASC Topic 820, Fair Value Measurements and Disclosures (“ASC Topic 820”), for financial assets and financial liabilities. ASC Topic 820 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. See Note 19 “Fair Value Measurements”.

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

ASU 2014-09, “Other Assets and Deferred Costs, contracts with Customers”, to provide guidance on costs related to obtaining a contract with a customer and cost incurred in fulfilling a contract with a customer that are not in the scope of another ASC Topic. The guidance in ASU 2014-09 is effective for public entities for annual reporting periods beginning after December 15, 2016, including interim periods therein. Nonpublic entities are required to apply the guidance for annual periods not permitted for public entities. A nonpublic entity may apply the guidance as early as annual reporting periods, and interim periods within those years, beginning after December 15, 2016. The Company does not expect the adoption of this ASU to have a material impact on the Company’s consolidated financial statements.

ASU No. 2014-11, “Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures (Topic 860)”.  The amendments in this Update require two accounting changes. First, the amendments in this Update change the accounting for repurchase-to-maturity transactions to secured borrowing accounting. Second, for repurchase financing arrangements, the amendments require separate accounting for a transfer of a financial asset executed contemporaneously with a repurchase agreement with the same counterparty, which will result in secured borrowing accounting for the repurchase agreement.  The amendments in this Update require disclosures for certain transactions comprising (1) a transfer of a financial asset accounted for as a sale and (2) an agreement with the same transferee entered into in contemplation of the initial transfer that results in the transferor retaining substantially all of the exposure to the economic return on the transferred financial asset throughout the term of the transaction. For those transactions outstanding at the reporting date, the transferor is required to disclose the following by type of transaction (for example, repurchase agreements, securities lending arrangements, and a sale with a total return swap):

1. The carrying amount of assets derecognized as of the date of derecognition

2. The amount of gross proceeds received by the transferor at the time of derecognition for the assets derecognized

3. The information about the transferor’s ongoing exposure to the economic return on the transferred financial assets

4. The amounts that are reported in the statement of financial position arising from the transaction, such as those represented by derivative contracts.

The amendments in this Update also require the following disclosures for repurchase agreements, securities lending transactions, and repurchase-to-maturity transactions that are accounted for as secured borrowings:

1. A disaggregation of the gross obligation by the class of collateral pledged

2. The remaining contractual tenor of the agreements

3. A discussion of the potential risks associated with the agreements and the related collateral pledged, including obligations arising from a decline in the fair value of the collateral pledged and how those risks are managed.

For public business entities, many of the standard’s provisions are effective for the first interim or annual period beginning after December 15, 2014. For all other entities, all of the provisions are effective for annual periods beginning after December 15, 2014, and interim periods beginning after December 15, 2015. Early application for public companies is prohibited, but all other entities may apply the standard to interim periods beginning after December 15, 2014.  The Company does not expect the adoption of this ASU to have a material impact on the financial statements.

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

Note 2 Securities

Available-for-Sale Securities
The following tables summarize available-for-sale securities held by the Company at December 31, 2014 and 2013:

	Available-for-Sale Securities
December 31, 2014	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(in thousands)
Obligations of U.S. Government sponsored entities	$553,300	$6,222	$1,702	$557,820
Obligations of U.S. states and political subdivisions	70,790	999	279	71,510
Mortgage-backed securities – residential, issued by
U.S. Government agencies	108,931	2,339	1,344	109,926
U.S. Government sponsored entities	660,195	7,309	8,384	659,120
Non-U.S. Government agencies or sponsored entities	267	4	0	271
U.S. corporate debt securities	2,500	0	338	2,162
Total debt securities	1,395,983	16,873	12,047	1,400,809
Equity securities	1,475	0	48	1,427
Total available-for-sale securities	$1,397,458	$16,873	$12,095	$1,402,236

	Available-for-Sale Securities
December 31, 2013	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(in thousands)
Obligations of U.S. Government sponsored entities	558,130	7,720	9,505	556,345
Obligations of U.S. states and political subdivisions	68,216	1,193	1,447	67,962
Mortgage-backed securities – residential, issued by
U.S. Government agencies	147,766	2,554	3,642	146,678
U.S. Government sponsored entities	587,843	8,122	18,493	577,472
Non-U.S. Government agencies or sponsored entities	306	5	0	311
U.S. corporate debt securities	5,000	8	375	4,633
Total debt securities	1,367,261	19,602	33,462	1,353,401
Equity securities	1,475	0	65	1,410
Total available-for-sale securities	$1,368,736	$19,602	$33,527	$1,354,811

Held-to-Maturity Securities
The following tables summarize held-to-maturity securities held by the Company at December 31, 2014 and 2013:

	Held-to-Maturity Securities
December 31, 2014	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(in thousands)
Obligations of U.S. Government sponsored entities	$71,906	$400	$37	$72,269
Obligations of U.S. states and political subdivisions	16,262	505	0	16,767
Total held-to-maturity debt securities	$88,168	$905	$37	$89,036

Held-to-Maturity Securities
	Held-to-Maturity Securities
December 31, 2013	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(in thousands)
Obligations of U.S. states and political subdivisions	$18,980	$645	$0	$19,625
Total held-to-maturity debt securities	$18,980	$645	$0	$19,625

The following table sets forth information with regard to sales transactions of securities available-for-sale:

	Year ended December 31,
(in thousands)	2014	2013	2012
Proceeds from sales	$90,551	$115,796	$217,971
Gross realized gains	426	762	1,268
Gross realized losses	(78)	(163)	(944)
Net gains on sales of available-for-sale securities	$348	$599	$324

There were no sales of held-to-maturity securities in 2014, 2013 and 2012.

The following table summarizes available-for-sale securities that had unrealized losses at December 31, 2014:

December 31, 2014
Available-for-Sale Securities	Less than 12 Months		12 Months or Longer		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of U.S. Government
sponsored entities	$71,363	$385	$65,497	$1,317	$136,860	$1,702
Obligations of U.S. states and political
subdivisions	15,451	124	8,102	155	23,553	279
Mortgage-backed securities – residential,
issued by
U.S. Government agencies	2,623	21	28,502	1,323	31,125	1,344
U.S. Government sponsored entities	162,377	719	271,503	7,665	433,880	8,384
U.S. corporate debt securities	0	0	2,163	338	2,163	338
Equity Securities	0	0	952	48	952	48
Total available-for-sale securities	$251,814	$1,249	$376,719	$10,846	$628,533	$12,095

The following table summarizes held-to-maturity securities that had unrealized losses at December 31, 2014:

Held-to-Maturity Securities	Less than 12 Months		12 Months or Longer		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of U.S. sponsored entities	$15,095	$37	$0	$0	$15,095	$37
Total held-to-maturity securities	$15,095	$37	$0	$0	$15,095	$37

The following table summarizes available-for-sale securities that had unrealized losses at December 31, 2013:

December 31, 2013
Available-for-Sale Securities	Less than 12 Months		12 Months or Longer		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of U.S. Government
sponsored entities	$337,967	$9,467	$1,761	$38	$339,728	$9,505
Obligations of U.S. states and political
subdivisions	21,821	821	6,173	626	27,994	1,447
Mortgage-backed securities – residential,
issued by
U.S. Government agencies	70,052	2,701	14,874	941	84,926	3,642
U.S. Government sponsored entities	293,945	14,061	76,070	4,432	370,015	18,493
U.S. corporate debt securities	0	0	2,125	375	2,125	375
Equity securities	0	0	935	65	935	65
Total available-for-sale securities	$723,785	$27,050	$101,938	$6,477	$825,723	$33,527

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

The Company does not intend to sell the investment securities that are in an unrealized loss position until recovery of unrealized losses (which may be until maturity), and it is not more-likely-than not that the Company will be required to sell the investment securities, before recovery of their amortized cost basis, which may be at maturity. Accordingly, as of December 31, 2014, and December 31, 2013, management believes the unrealized losses detailed in the tables above are not other-than-temporary.

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

The Company did not recognize any net credit impairment charge to earnings on investment securities in 2014. During 2013, the Company sold three non-U.S. Government agencies or sponsored entities mortgage backed securities for a gain of approximately $94,000. Prior to 2013, these non-U.S. Government agencies or sponsored entities mortgage backed securities were determined to be other-than-temporarily impaired and the Company did recognize net credit impairment charges to earnings of $441,000 over the life of these securities. Also during 2013, one non-U.S. Government agencies or sponsored entities mortgage backed security was repaid in full. The Company did not recognize any net credit impairment charge to earnings for this security in 2013.

The following table summarizes the roll-forward of credit losses on debt securities held by the Company for which a portion of an other-than-temporary impairment is recognized in other comprehensive income:
	As of December 31,
(in thousands)	2014	2013	2012
Credit losses at beginning of the period	$0	$441	$245
Credit losses related to securities for which an other-than-
Credit losses related to securities for which an other-than-
temporary impairment was recognized	0	0	196
Sales of securities for which an other-than-temporary impairment
was previously recognized	0	(441)	0
Ending balance of credit losses on debt securities held for
which a portion of an other-than-temporary impairment
was recognized in other comprehensive income	$0	$0	$441

The amortized cost and estimated fair value of debt securities by contractual maturity are shown in the following table. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Mortgage-backed securities are shown separately since they are not due at a single maturity date.

December 31, 2014	Amortized	Fair
(in thousands)	Cost	Value
Available-for-sale securities:
Due in one year or less	$67,281	$68,350
Due after one year through five years	342,548	347,230
Due after five years through ten years	199,724	199,276
Due after ten years	17,037	16,636
Total	626,590	631,492
Mortgage-backed securities	769,393	769,317
Total available-for-sale debt securities	$1,395,983	$1,400,809

December 31, 2013	Amortized	Fair
(in thousands)	Cost	Value
Available-for-sale securities:
Due in one year or less	$25,596	$26,017
Due after one year through five years	263,553	271,303
Due after five years through ten years	313,245	304,414
Due after ten years	28,952	27,206
Total	631,346	628,940
Mortgage-backed securities	735,915	724,461
Total available-for-sale debt securities	$1,367,261	$1,353,401

December 31, 2014	Amortized	Fair
(in thousands)	Cost	Value
Held-to-maturity securities:
Due in one year or less	$11,400	$11,471
Due after one year through five years	3,440	3,694
Due after five years through ten years	73,020	73,518
Due after ten years	308	353
Total held-to-maturity debt securities	$88,168	$89,036

December 31, 2013	Amortized	Fair
(in thousands)	Cost	Value
Held-to-maturity securities:
Due in one year or less	$10,952	$11,021
Due after one year through five years	5,636	6,004
Due after five years through ten years	1,878	2,051
Due after ten years	514	549
Total held-to-maturity debt securities	$18,980	$19,625

Trading Securities
The following summarizes trading securities, at estimated fair value, as of:

(in thousands)	December 31, 2014	December 31, 2013

Obligations of U.S. Government sponsored entities	$7,404	$8,275
Mortgage-backed securities – residential, issued by
U.S. Government sponsored entities	1,588	2,716
Total trading securities	$8,992	$10,991

The decrease in trading securities reflects principal repayments and maturities received during 2014. The pre-tax mark-to-market losses on trading securities were $269,000, $538,000 and $332,000 for 2014, 2013 and 2012, respectively.

The Company pledges securities as collateral for public deposits and other borrowings, and sells securities under agreements to repurchase. See “Note 9 - Federal Funds Purchased and Securities Sold Under Agreements to Repurchase” for further discussion. Securities carried of $1.1 billion and $1.0 billion at December 31, 2014 and 2013, respectively, were either pledged or sold under agreements to repurchase.

Except for U.S. government securities, there were no holdings, when taken in the aggregate, of any single issuer that exceeded 10% of shareholders’ equity at December 31, 2014.

The Company has equity investments in small business investment companies (“SBIC”) established for the purpose of providing financing to small businesses in market areas served by the Company. As of December 31, 2014 and 2013, these investments totaled $2.1 million and $2.4 million, respectively, and were included in other assets on the Company’s Consolidated Statements of Condition. The investment is accounted for under the equity method of accounting. As of December 31, 2014, the Company reviewed this investment and determined that there was no impairment.

The Company also holds non-marketable Federal Home Loan Bank New York (“FHLBNY”) stock, non-marketable Federal Home Loan Bank Pittsburgh (“FHLBPITT”) stock and non-marketable Atlantic Central Bankers Bank (“ACBB”) stock, all of which are required to be held for regulatory purposes and for borrowing availability. The required investment in FHLB stock is tied to the Company’s borrowing levels with the FHLB. Holdings of FHLBNY stock, FHLBPITT stock and ACBB stock totaled $14.6 million, $6.6 million and $95,000 at December 31, 2014, respectively. These securities are carried at par, which is also cost. The FHLBNY and FHLBPITT continue to pay dividends and repurchase stock. As such, the Company has not recognized any impairment on its holdings of FHLBNY and FHLBPITT stock.

Note 3 Loans and Leases

Loans and Leases at December 31, 2014 and December 31, 2013 were as follows:

	December 31, 2014			December 31, 2013
(in thousands)	Originated	Acquired	Total Loans and Leases	Originated	Acquired	Total Loans and Leases
Commercial and industrial
Agriculture	$78,507	$0	$78,507	$74,788	$0	$74,788
Commercial and industrial other	688,529	97,034	785,563	562,439	128,503	690,942
Subtotal commercial and industrial	767,036	97,034	864,070	637,227	128,503	765,730
Commercial real estate
Construction	72,427	35,906	108,333	46,441	39,353	85,794
Agriculture	58,994	3,182	62,176	52,627	3,135	55,762
Commercial real estate other	979,621	308,488	1,288,109	903,320	366,438	1,269,759
Subtotal commercial real estate	1,111,042	347,576	1,458,618	1,002,388	408,926	1,411,314
Residential real estate
Home equity	186,957	56,008	242,965	171,809	67,183	238,992
Mortgages	710,904	32,282	743,186	658,966	35,336	694,302
Subtotal residential real estate	897,861	88,290	986,151	830,775	102,519	933,294
Consumer and other
Indirect	18,298	0	18,298	21,202	5	21,207
Consumer and other	35,874	1,095	36,969	32,312	1,219	33,531
Subtotal consumer and other	54,172	1,095	55,267	53,514	1,224	54,738
Leases	12,251	0	12,251	5,563	0	5,563
Covered loans	0	19,319	19,319	0	25,868	25,868
Total loans and leases	2,842,362	553,314	3,395,676	2,529,467	667,040	3,196,507
Less: unearned income and deferred costs and fees	(2,388)	0	(2,388)	(2,223)	0	(2,223)
Total loans and leases, net of unearned income and deferred costs and fees	$2,839,974	$553,314	$3,393,288	$2,527,244	$667,040	$3,194,284

The outstanding principal balance and the related carrying amount of the Company’s loans acquired in the VIST Acquisition are as follows at December 31:

(in thousands)	2014	2013
Acquired Credit Impaired Loans
Outstanding principal balance	$44,273	$62,146
Carrying amount	34,410	46,809

Acquired Non-Credit Impaired Loans
Outstanding principal balance	525,182	630,600
Carrying amount	518,904	620,231

Total Acquired Loans
Outstanding principal balance	569,455	692,746
Carrying amount	553,314	667,040

The following tables present changes in accretable yield on loans acquired from VIST Bank that were considered credit impaired.

(in thousands)
Balance at January 1, 2013	$7,337
VIST Acquisition	(8,896)
Accretion	(212)
Disposals (loans paid in full)	7,933
Reclassifications to/from nonaccretable difference	4,792
Balance at December 31, 2013	$10,954

(in thousands)
Balance at January 1, 2014	$10,954
Accretion	(4,598)
Disposals (loans paid in full)	(250)
Reclassifications to/from nonaccretable difference[1]	2,498
Other changes in expected cash flows[2]	0
Balance at December 31, 2014	$8,604

[1] Results in increased interest income as a prospective yield adjustment over the remaining life of the loans, as well as increased interest income from loan sales, modification and prepayments.
[2] Represents changes in cash flows expected to be collected due to factors other than credit (e.g. changes in prepayment assumptions and/or changes in interest rates on variable rate loans).

At December 31, 2014, acquired loans included $19.3 million of covered loans. VIST Financial had previously acquired these loans in an FDIC assisted transaction in the fourth quarter of 2010. In accordance with a loss sharing agreement with the FDIC, certain losses and expenses relating to covered loans may be reimbursed by the FDIC at 70% or, if net losses exceed certain levels specified in the loss sharing agreements, 80%. See Note 5 – “FDIC Indemnification Asset Related to Covered Loans” for further discussion of the loss sharing agreements and related FDIC indemnification asset.

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

The Company may sell residential real estate loans in the secondary market based on interest rate considerations. These residential real estate loans are generally sold to Federal Home Loan Mortgage Corporation (“FHLMC”) or State of New York Mortgage Agency (“SONYMA”) without recourse in accordance with standard secondary market loan sale agreements. These residential real estate loan sales are subject to customary representations and warranties, including representations and warranties related to gross incompetence and fraud. The Company has not had to repurchase any loans as a result of these general representations and warranties. While in the past, in rare circumstances, the Company agreed to sell residential real estate loans with recourse, the Company has not done so in the past several years and the amount of such loans is insignificant. The Company has never had to repurchase a loan sold with recourse.

During 2014, 2013, and 2012, the Company sold residential mortgage loans totaling $19.9 million, $13.2 million, and $37.5 million, respectively, and realized net gains on these sales of $362,000, $301,000, and $885,000, respectively. These residential real estate loans are generally sold without recourse in accordance with standard secondary market loan sale agreement. When residential mortgage loans are sold to FHLMC or SONYMA, the Company typically retains all servicing rights, which provides the Company with a source of fee income. In connection with the sales in 2014, 2013, and 2012, the Company recorded mortgage-servicing assets of $146,000, $85,000, and $123,000, respectively.

Amortization of mortgage servicing assets amounted to $149,000 in 2014, $232,000 in 2013, and $330,000 in 2012. At December 31, 2014 and 2013, the Company serviced residential mortgage loans aggregating $158.3 million and $162.1 million, including loans securitized and held as available-for-sale securities. Mortgage servicing rights, at amortized basis, totaled $1.0 million at December 31, 2013 and 2014. These mortgage servicing rights were evaluated for impairment at year-end 2014 and 2013 and no impairment was recognized. Loans held for sale, which are included in residential real estate totaled $0 and $304,000 at December 31, 2014 and 2013, respectively.

As members of the FHLB, the Company’s subsidiary banks may use unencumbered mortgage related assets to secure borrowings from the FHLB. At December 31, 2014 and 2013, the Company had $111.0 million and $80.0 million, respectively, of term advances from the FHLB that were secured by residential mortgage loans.

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

Loan and Lease Customers

The Company’s loan and lease customers are located primarily in the upstate New York communities served by its three subsidiary banks and in the Pennsylvania communities served by recently acquired VIST Bank. The Trust Company operates fifteen banking offices in the counties of Tompkins, Cayuga, Cortland, and Schuyler, New York. The Bank of Castile operates seventeen banking offices in the Genesee Valley region of New York State as well as Monroe County. Mahopac National Bank is located in Putnam County, New York, and operates five offices in that county, three offices in neighboring Dutchess County, New York, and six offices in Westchester County, New York. VIST Bank operates 20 offices in Southeastern Pennsylvania. Other than general economic risks, management is not aware of any material concentrations of credit risk to any industry or individual borrower.

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

Loans to Related Parties

Loan transactions with related parties at December 31 are summarized as follows:

(in thousands)	2014	2013
Balance at beginning of year	$30,582	$33,390
New Directors/Executive Officers	445	100
New loans and advancements	9,387	3,876
Loan Payments	(19,572)	(6,784)
Balance at end of year	$20,842	$30,582

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

The below table is an age analysis of past due loans, segregated by originated and acquired loan and lease portfolios, and by class of loans, as of December 31, 2014 and 2013.

December 31, 2014
(in thousands)	30-89 days	90 days or more	Current Loans	Total Loans	90 days and accruing[1]	Nonaccrual
Originated Loans and Leases
Commercial and industrial
Agriculture	$0	$0	$78,507	$78,507	$0	$0
Commercial and industrial other	889	1,329	686,311	688,529	0	1,435
Subtotal commercial and industrial	889	1,329	764,818	767,036	0	1,435
Commercial real estate
Construction	206	0	72,221	72,427	0	0
Agriculture	0	105	58,889	58,994	0	131
Commercial real estate other	760	3,247	975,614	979,621	0	4,911
Subtotal commercial real estate	966	3,352	1,106,724	1,111,042	0	5,042
Residential real estate
Home equity	1,414	1,061	184,482	186,957	59	1,279
Mortgages	2,963	5,308	702,633	710,904	47	6,194
Subtotal residential real estate	4,377	6,369	887,115	897,861	106	7,473
Consumer and other
Indirect	542	75	17,681	18,298	0	101
Consumer and other	75	4	35,795	35,874	0	248
Subtotal consumer and other	617	79	53,476	54,172	0	349
Leases	0	0	12,251	12,251	0	0
Total loans and leases	6,849	11,129	2,824,384	2,842,362	106	14,299
Less: unearned income and
deferred costs and fees	0	0	0	(2,388)	0	0
Total originated loans and leases, net of unearned income and deferred costs and fees	$6,849	$11,129	$2,824,384	$2,839,974	$106	$14,299
Acquired Loans and Leases
Commercial and industrial
Commercial and industrial other	5	1,156	95,873	97,034	475	681
Subtotal commercial and industrial	5	1,156	95,873	97,034	475	681
Commercial real estate
Construction	0	1,759	34,147	35,906	1,385	436
Agriculture	0	0	3,182	3,182	0	0
Commercial real estate other	0	1,918	306,570	308,488	77	2,042
Subtotal commercial real estate	0	3,677	343,899	347,576	1,462	2,478
Residential real estate
Home equity	135	704	55,169	56,008	177	592
Mortgages	1,041	907	30,334	32,282	500	978
Subtotal residential real estate	1,176	1,611	85,503	88,290	677	1,570
Consumer and other
Consumer and other	5	0	1,090	1,095	0	0
Subtotal consumer and other	5	0	1,090	1,095	0	0
Covered loans	533	914	17,872	19,319	914	0
Total acquired loans and leases, net of unearned income and deferred costs and fees	$1,719	$7,358	$544,237	$553,314	$3,528	$4,729

1 Includes acquired loans that were recorded at fair value at the acquisition date.

December 31, 2013
(in thousands)	30-89 days	90 days or more	Current Loans	Total Loans	90 days and accruing[1]	Nonaccrual
Originated loans and leases
Commercial and industrial
Agriculture	$0	$0	$74,788	$74,788	$0	$0
Commercial and industrial other	211	1,187	561,041	562,439	0	1,260
Subtotal commercial and industrial	211	1,187	635,829	637,227	0	1,260
Commercial real estate
Construction	216	7,657	38,568	46,441	0	9,873
Agriculture	180	0	52,447	52,627	0	46
Commercial real estate other	1,104	6,976	895,240	903,320	161	9,522
Subtotal commercial real estate	1,500	14,633	986,255	1,002,388	161	19,441
Residential real estate
Home equity	784	1,248	169,777	171,809	62	1,477
Mortgages	2,439	5,946	650,581	658,966	384	7,443
Subtotal residential real estate	3,223	7,194	820,358	830,775	446	8,920
Consumer and other
Indirect	768	152	20,282	21,202	0	216
Consumer and other	60	0	32,252	32,312	0	38
Subtotal consumer and other	828	152	52,534	53,514	0	254
Leases	0	0	5,563	5,563	0	0
Total loans and leases	5,762	23,166	2,500,539	2,529,467	607	29,875
Less: unearned income and
deferred costs and fees	0	0	0	(2,223)	0	0
Total originated loans and leases, net of unearned income and deferred costs and fees	$5,762	$23,166	$2,500,539	$2,527,244	$607	$29,875
Acquired loans and leases
Commercial and industrial
Commercial and industrial other	554	1,651	126,298	128,503	1,231	419
Subtotal commercial and industrial	554	1,651	126,298	128,503	1,231	419
Commercial real estate
Construction	0	2,148	37,205	39,353	1,676	473
Agriculture	0	0	3,135	3,135	0	0
Commercial real estate other	403	3,585	362,450	366,438	709	3,450
Subtotal commercial real estate	403	5,733	402,790	408,926	2,385	3,923
Residential real estate
Home equity	213	934	66,036	67,183	347	1,844
Mortgages	345	1,264	33,727	35,336	594	2,322
Subtotal residential real estate	558	2,198	99,763	102,519	941	4,166
Consumer and other
Indirect	0	0	5	5	0	0
Consumer and other	17	0	1,202	1,219	0	0
Subtotal consumer and other	17	0	1,207	1,224	0	0
Covered loans	0	2,416	23,452	25,868	2,416	0
Total acquired loans and leases, net of unearned income and deferred costs and fees	$1,532	$11,998	$653,510	$667,040	$6,973	$8,508

1 Includes acquired loans that were recorded at fair value at the acquisition date.

The difference between the interest income that would have been recorded if nonaccrual loans and leases had paid in accordance with their original terms and the interest income that was recorded for the year ended December 31, 2014, 2013 and 2012 was $1.7 million, $1.2 million and $1.7 million, respectively. The Company had no material commitments to make additional advances to borrowers with nonperforming loans.

Note 4 Allowance for Loan and Lease Losses

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

The model is comprised of five major components that management has deemed appropriate in evaluating the appropriateness of the allowance for loan and lease losses. While none of these components, when used independently, is effective in arriving at a reserve level that appropriately measures the risk inherent in the portfolio, management believes that using them collectively, provides reasonable measurement of the loss exposure in the portfolio. The five components include: impaired loans; individually reviewed and graded loans; past due and nonaccrual loans; historical loss experience; and qualitative or subjective analysis.

Since the methodology is based upon historical experience and trends as well as management’s judgment, factors may arise that result in different estimations. Significant factors that could give rise to changes in these estimates may include, but are not limited to, changes in economic conditions in the local area, concentration of risk, changes in interest rates, and declines in local property values. While management’s evaluation of the allowance as of December 31, 2014, considers the allowance to be appropriate, under different conditions or assumptions, the Company may need to adjust the allowance.

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

Changes in the allowance for loan and lease losses at December 31, are summarized as follows:

(in thousands)	2014	2013	2012
Total allowance at beginning of year	$27,970	$24,643	$27,593
Provisions charged to operations	2,306	6,161	8,837
Recoveries on loans and leases	3,109	5,347	734
Charge-offs on loans and leases	(4,388)	(8,181)	(12,521)
Total allowance at end of year	$28,997	$27,970	$24,643

The following tables detail activity in the allowance for originated and acquired loan and lease losses by portfolio segment for the twelve months ended December 31, 2014 and 2013.

December 31, 2014
(in thousands)	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer and Other	Finance Leases	Total
Allowance for originated loans and leases:
Beginning balance	$8,406	$10,459	$5,771	$2,059	$5	$26,700
Charge-offs	(470)	(639)	(512)	(1,308)	0	(2,929)
Recoveries	636	1,832	88	536	0	3,092
Provision	585	417	(317)	613	(5)	1,293
Ending Balance	$9,157	$12,069	$5,030	$1,900	$0	$28,156

December 31, 2014
(in thousands)	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer and Other	Finance Leases	Total
Allowance for acquired loans:
Beginning balance	$168	$770	$274	$58	$0	$1,270
Charge-offs	(293)	(631)	(484)	(51)	0	(1,459)
Recoveries	0	0	0	17	0	17
Provision	556	198	261	(2)	0	1,013
Ending Balance	$431	$337	$51	$22	$0	$841

December 31, 2013
(in thousands)	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer and Other	Finance Leases	Total
Allowance for originated loans and leases:
Beginning balance	$7,533	$10,184	$4,981	$1,940	$5	$24,643
Charge-offs	(1,605)	(651)	(752)	(1,282)	0	(4,290)
Recoveries	4,162	718	48	419	0	5,347
Provision	(1,684)	208	1,494	982	0	1,000
Ending Balance	$8,406	$10,459	$5,771	$2,059	$5	$26,700

December 31, 2013
(in thousands)	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer and Other	Finance Leases	Total
Allowance for acquired loans:
Beginning balance	$0	$0	$0	$0	$0	$0
Charge-offs	(2,991)	(179)	(696)	(25)	0	(3,891)
Recoveries	0	0	0	0	0	0
Provision	3,159	949	970	83	0	5,161
Ending Balance	$168	$770	$274	$58	$0	$1,270

At December 31, 2014 and 2013, the allocation of the allowance for loan and lease losses summarized on the basis of the Company’s impairment methodology was as follows:

December 31, 2014
(in thousands)	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer and Other	Finance Leases	Total
Allowance for originated loans and leases:
Individually evaluated for
impairment	$0	$652	$0	$0	$0	$652
Collectively evaluated for
impairment	9,157	11,417	5,030	1,900	0	27,504
Ending balance	$9,157	$12,069	$5,030	$1,900	$0	$28,156
Allowance for acquired loans:
Individually evaluated for
impairment	$414	$100	$0	$0	$0	$514
Collectively evaluated for
impairment	17	237	51	22	0	327
Ending balance	$431	$337	$51	$22	$0	$841

December 31, 2013
(in thousands)	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer and Other	Finance Leases	Total
Allowance for originated loans and leases:
Individually evaluated for
impairment	$0	$0	$0	$0	$0	$0
Collectively evaluated for	8,406	10,459	5,771	2,059	5	26,700
impairment
Ending balance	$8,406	$10,459	$5,771	$2,059	$5	$26,700
Allowance for acquired loans:
Individually evaluated for
impairment	$0	$250	$0	$0	$0	$250
Collectively evaluated for
impairment	168	520	274	58	0	1,020
Ending balance	$168	$770	$274	$58	$0	$1,270

The recorded investment in loans and leases summarized on the basis of the Company’s impairment methodology as of December 31, 2014 and December 31, 2013 was as follows:

December 31, 2014
(in thousands)	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer and Other	Finance Leases	Total
Originated loans and leases:
Individually evaluated for
impairment	$1,283	$7,675	$1,408	$0	$0	$10,366
Collectively evaluated for
impairment	765,753	1,103,367	896,453	54,172	12,251	2,831,996
Total	$767,036	$1,111,042	$897,861	$54,172	$12,251	$2,842,362

December 31, 2014
(in thousands)	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer and Other	Covered Loans	Total
Acquired loans:
Individually evaluated for
impairment	$628	$1,195	$440	$0	$0	$2,263
Loans acquired with
deteriorated credit quality	995	11,640	3,669	0	18,106	34,410
Collectively evaluated for
impairment	95,411	334,741	84,181	1,095	1,213	516,640
Total	$97,034	$347,576	$88,290	$1,095	$19,319	$553,314

December 31, 2013
(in thousands)	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer and Other	Finance Leases	Total
Originated loans and leases:
Individually evaluated for
impairment	$4,664	16,269	$1,223	$0	$0	$22,156
Collectively evaluated for
impairment	632,563	986,119	829,552	53,514	5,563	2,507,311
Total	$637,227	$1,002,388	$830,775	$53,514	$5,563	$2,529,467

December 31, 2013
(in thousands)	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer and Other	Covered Loans	Total
Acquired loans:
Individually evaluated for
impairment	$2,231	2,429	$73	$0	$0	$4,733
Loans acquired with
deteriorated credit quality	2,558	10,263	9,355	0	24,633	46,809
Collectively evaluated for
impairment	123,714	396,234	93,091	1,224	1,235	615,498
Total	$128,503	$408,926	$102,519	$1,224	$25,868	$667,040

A loan is impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impaired loans consist of our non-homogenous nonaccrual loans, and all loans restructured in a troubled debt restructuring (TDR). Specific reserves on individually identified impaired loans that are not collateral dependent are measured based on the present value of expected future cash flows discounted at the original effective interest rate of each loan. For loans that are collateral dependent, impairment is measured based on the fair value of the collateral less estimated selling costs, and such impaired amounts are generally charged off. The majority of impaired loans are collateral dependent impaired loans that have limited exposure or require limited specific reserves because of the amount of collateral support with respect to these loans, and previous charge-offs. Interest payments on impaired loans are typically applied to principal unless collectability of the principal amount is reasonably assured. In these cases, interest is recognized on a cash basis. There was no interest income recognized on impaired loans and leases, collected in cash, for 2014, 2013 and 2012.

		12/31/2014			12/31/2013
(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
Originated loans and leases with no related allowance

Commercial and industrial
Commercial and industrial other	$1,283	$1,307	$0	$4,664	$5,069	$0
Commercial real estate
Construction	0	0	0	6,073	11,683	0
Commercial real estate other	6,021	6,628	0	10,196	13,518	0
Residential real estate
Home equity	1,408	1,499	0	1,223	1,299	0
Subtotal	$8,712	$9,434	$0	$22,156	$31,569	$0

Originated loans and leases with related allowance

Commercial real estate
Commercial real estate other	1,654	1,654	652	0	0	0
Subtotal	$1,654	$1,654	$652	$0	$0	$0
Total	$10,366	$11,088	$652	$22,156	$31,569	$0

91

	12/31/2014			12/31/2013
(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
Acquired loans with no related allowance

Commercial and industrial
Commercial and industrial other	$64	$64	$0	$2,231	$5,081	$0
Commercial real estate
Commercial real estate other	941	1,204	0	1,960	1,960	0
Residential real estate
Home equity	440	440	0	73	73	0
Subtotal	$1,445	$1,708	$0	$4,264	$7,114	$0

Acquired loans with related allowance

Commercial and industrial
Commercial and industrial other	564	564	414	0	0	0
Commercial real estate
Commercial real estate other	254	254	100	469	719	250
Subtotal	$818	$818	$514	$469	$719	$250
Total	$2,263	$2,526	$514	$4,733	$7,833	$250

The average recorded investment and interest income recognized on impaired originated loans for the twelve months ended December 31, 2014, 2013 and 2012 was as follows:

	As of December 31,
	2014		2013		2012
(in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Originated loans and leases with no related allowance
Commercial and industrial
Commercial and industrial other	2,366	0	4,918	0	3,016	0
Commercial real estate
Construction	0	0	6,201	0	7,430	0
Commercial real estate other	8,078	0	10,775	0	15,120	0
Residential real estate
Home equity	1,408	0	1,223	0	484	0
Subtotal	$11,852	$0	$23,117	$0	$26,050	$0
Originated loans and leases with related allowance
Commercial and industrial
Commercial and industrial other	0	0	0	0	3,140	0
Commercial real estate
Commercial real estate other	892	0	0	0	261	0
Subtotal	$892	$0	$0	$0	$3,401	$0
Total	$12,744	$0	$23,117	$0	$29,451	$0

The average recorded investment and interest income recognized on impaired acquired loans for the twelve months ended December 31, 2014, 2013 and 2012 was as follows:

	As of December 31,
	2014		2013		2012
(in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Acquired loans with no related allowance
Commercial and industrial
Commercial and industrial other	252	0	1,042	0	0	0
Commercial real estate
Commercial real estate other	1,147	0	3,999	102	0	0
Residential real estate
Home equity	440	0	73	0	0	0
Subtotal	$1,839	$0	$5,114	$102	$0	$0
Acquired loans with related allowance
Commercial and industrial
Commercial and industrial other	831	0	0	0	0	0
Commercial real estate
Commercial real estate other	266	0	724	0	0	0
Subtotal	$1,097	$0	$724	$0	$0	$0
Total	$2,936	$0	$5,838	$102	$0	$0

Average balances were not calculated on the acquired loan and lease portfolio during the fourth quarter of 2012.

The average recorded investment inmpaired loans was $15.7 million at December 31, 2014 compared to $29.0 million at December 31, 2013.

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

The following tables present loans by class modified in 2014 as troubled debt restructurings.

Troubled Debt Restructuring

December 31, 2014	Twelve months ended
				Defaulted TDRs[3]
(in thousands)	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Loans	Post-Modification Outstanding Recorded Investment
Commercial and industrial
Commercial and industrial other[1]	1	$86	$86	0	$0
Commercial real estate
Commercial real estate other[2]	4	$917	$917	1	$63
Total	5	$1,003	$1,003	$1	$63

1	Represents the following concessions: extension of term and reduction of rate
2	Represents the following concessions: extension of term and reduction of rate
3	TDRs that defaulted during the 12 months ended December 31, 2014, that had been restructured in the prior twelve months.

December 31, 2013	Twelve months ended
				Defaulted TDRs[4]
(in thousands)	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Loans	Post-Modification Outstanding Recorded Investment
Commercial and industrial
Commercial and industrial other[1]	4	$878	$878	1	$645
Commercial real estate
Commercial real estate other[2]	13	$1,837	$1,837	1	$140
Residential real estate
Mortgages[3]	1	$195	$195	1	$195
Total	18	$2,910	$2,910	$3	$980

1	Represents the following concessions: extension of term and reduction in rate (3 loans: $808,000) extension of term (1 loan: $70,000)
2	Represents the following concessions: extension of term and reduction of rate (12 loans: $1.9 million) extension of term (1 loan: $129,000)
3	Represents the following concessions: extension of term and reduction of rate
4	TDRs that defaulted during the 12 months ended December 31, 2013 that had been restructured in the prior twelve months.

The Company recognized TDRs with a balance of $629,000 during 2014, compared to $2.9 million in 2013. The Company is not committed to lend additional amounts as of December 31, 2014 to customers with outstanding loans that are classified as TDRs.

The following table presents credit quality indicators (internal risk grade) by class of commercial loans, commercial real estate loans and agricultural loans as of December 31, 2014 and 2013.

December 31, 2014
(in thousands)	Commercial and Industrial Other	Commercial and Industrial Agriculture	Commercial Real Estate Other	Commercial Real Estate Agriculture	Commercial Real Estate Construction	Total

Originated loans and leases
Internal risk grade:
Pass	$670,478	$78,250	$945,898	$58,455	$68,696	$1,821,777
Special Mention	12,602	151	19,692	155	3,731	36,331
Substandard	5,449	106	14,031	384	0	19,970
Total	$688,529	$78,507	$979,621	$58,994	$72,427	$1,878,078

December 31, 2014
	Commercial and Industrial Other	Commercial and Industrial Agriculture	Commercial Real Estate Other	Commercial Real Estate Agriculture	Commercial Real Estate Construction	Total

(in thousands)
Acquired loans
Internal risk grade:
Pass	$94,054	$0	$15,611	$1,352	$306,268	$417,285
Special Mention	83	0	5,675	0	0	5,758
Substandard	2,897	0	14,620	1,830	2,220	21,567
Total	$97,034	$0	$35,906	$3,182	$308,488	$444,610

December 31, 2013

(in thousands)	Commercial and Industrial Other	Commercial and Industrial Agriculture	Commercial Real Estate Other	Commercial Real Estate Agriculture	Commercial Real Estate Construction	Total
Originated loans and leases
Internal risk grade:
Pass	$531,293	$72,997	$869,488	$52,054	$36,396	$1,562,228
Special Mention	20,688	100	17,536	123	3,918	42,365
Substandard	10,458	1,691	16,296	450	6,127	35,022
Total	$562,439	$74,788	$903,320	$52,627	$46,441	$1,639,615

December 31, 2013

(in thousands)	Commercial and Industrial Other	Commercial and Industrial Agriculture	Commercial Real Estate Other	Commercial Real Estate Agriculture	Commercial Real Estate Construction	Total
Acquired loans
Internal risk grade:
Pass	$116,160	$0	$5,809	$1,150	$363,427	$486,546
Special Mention	3,821	0	11,516	1,985	0	17,322
Substandard	8,522	0	22,028	0	3,011	33,561
Total	$128,503	$0	$39,353	$3,135	$366,438	$537,429

The following table presents credit quality indicators by class of residential real estate loans and by class of consumer loans as of December 31, 2014 and 2013. Nonperforming loans include nonaccrual, impaired and loans 90 days past due and accruing interest, all other loans are considered performing.

December 31, 2014
(in thousands)	Residential Home Equity	Residential Mortgages	Consumer Indirect	Consumer Other	Total
Originated loans and leases
Performing	$185,619	$704,663	$18,197	$35,626	$944,105
Nonperforming	1,338	6,241	101	248	7,928
Total	$186,957	$710,904	$18,298	$35,874	$952,033

December 31, 2014
(in thousands)	Residential Home Equity	Residential Mortgages	Consumer Indirect	Consumer Other	Total
Acquired Loans and Leases
Performing	$55,416	$31,304	$0	$1,095	$87,815
Nonperforming	592	978	0	0	1,570
Total	$56,008	$32,282	$0	$1,095	$89,385

December 31, 2013
(in thousands)	Residential Home Equity	Residential Mortgages	Consumer Indirect	Consumer Other	Total
Originated loans and leases
Performing	$170,270	$651,139	$20,986	$32,274	$874,669
Nonperforming	1,539	7,827	216	38	9,620
Total	$171,809	$658,966	$21,202	$32,312	$884,289

December 31, 2013
(in thousands)	Residential Home Equity	Residential Mortgages	Consumer Indirect	Consumer Other	Total
Acquired loans
Performing	$65,339	$33,014	$5	$1,219	$99,577
Nonperforming	1,844	2,322	0	0	4,166
Total	$67,183	$35,336	$5	$1,219	$103,743

Note 5 FDIC Indemnification Asset Related to Covered Loans

Certain loans acquired in the VIST Financial acquisition were covered loans with loss share agreements with the FDIC. Covered loans totaled $19.3 million in 2014, and $25.9 million in 2013. Under the terms of loss sharing agreements, the FDIC will reimburse the Company for 70 percent of net losses on covered single family assets incurred up to $4.0 million, and 70 percent of net losses on covered commercial assets incurred up to $12.0 million. The FDIC will increase its reimbursement of net losses to 80 percent if net losses exceed the $4.0 million and $12 million thresholds, respectively. The term for loss sharing on residential real estate loans is ten years, while the term for loss sharing on non-residential real estate loans is five years in respect to losses and eight years in respect to loss recoveries.

The receivable arising from the loss sharing agreements (referred to as the “FDIC indemnification asset” on our consolidated statements of financial condition) is measured separately from covered loans because the agreements are not contractually part of the covered loans and are not transferable should the Company choose to dispose of the covered loans. As of the acquisition date with VIST Financial, the Company recorded an aggregate FDIC indemnification asset of $4.4 million, consisting of the present value of the expected future cash flows the Company expected to receive from the FDIC under loss sharing agreements. The FDIC indemnification asset is reduced as loss sharing payments are received from the FDIC for losses realized on covered loans. Actual or expected losses in excess of the acquisition date estimates will result in an increase in the FDIC indemnification asset and the immediate recognition of non-interest income in our financial statements. The FDIC indemnification asset totaled $1.9 million at December 31, 2014, $4.8 million at December 31, 2013, and $4.4 million as of December 31, 2012.

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

Changes in the FDIC indemnification asset for the period ending December 31, 2014 are shown below.

December 31, 2014
(in thousands)
Balance at January 1, 2014	$4,790
Discount accretion of the present value at the acquisition date	59
Prospective adjustment for additional cash flows	(1,929)
Increase due to impairment on covered loans	0
Reimbursements from the FDIC	(1,017)
Balance at December 31, 2014	$1,903

Note 6 Goodwill and Other Intangible Assets
			Wealth
(in thousands)	Banking	Insurance	Management	Total
Balance at January 1, 2013	$64,534	19,560	8,211	92,305
Purchase Accounting Adjustments[1]	(165)	0	0	(165)
Balance at December 31, 2013	64,369	19,560	8,211	92,140
Acquisitions	0	103	0	103
Balance at December 31, 2014	$64,369	$19,663	$8,211	$92,243

[1] The $165,000 reduction of goodwill in 2013 reflects and adjustment related to the completion of the final tax return related to the VIST acquisition.

Goodwill is assigned to reporting units. The Company reviews its goodwill and intangible assets annually, or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying value. Based on the Company’s 2014 review, there was no impairment of its goodwill or intangible assets. The Company’s impairment testing is highly sensitive to certain assumptions and estimates used. In the event that economic or credit conditions deteriorate significantly, additional interim impairment tests may be required.

Other Intangible Assets

The following table provides information regarding our amortizing intangible assets

December 31, 2014	Gross Carrying	Accumulated	Net Carrying
(in thousands)	Amount	Amortization	Amount
Amortized intangible assets:
Core deposit intangible	$18,774	$10,538	$8,236
Customer relationships	8,252	3,423	4,829
Other intangibles	5,310	3,726	1,584
Total intangible assets	$32,336	$17,687	$14,649

December 31, 2013	Gross Carrying	Accumulated	Net Carrying
(in thousands)	Amount	Amortization	Amount
Amortized intangible assets:
Core deposit intangible	$18,774	$9,131	$9,643
Customer relationships	8,010	2,740	5,270
Other intangibles	4,957	3,572	1,385
Total intangible assets	$31,741	$15,443	$16,298

Amortization expense related to intangible assets totaled $2.1 million in 2014, $2.2 million in 2013 and $1.3 million in 2012. The estimated aggregate future amortization expense for intangible assets remaining as of December 31, 2014 is as follows:

Estimated amortization expense:*
(in thousands)
For the year ended December 31, 2015	$1,952
For the year ended December 31, 2016	1,863
For the year ended December 31, 2017	1,754
For the year ended December 31, 2018	1,619
For the year ended December 31, 2019	1,512

*Excludes the amortization of mortgage servicing rights. Amortization of mortgage servicing rights was $149,000 in 2014, $232,000 in 2013 and $330,000 in 2012.

Note 7 Premises and Equipment

Premises and equipment at December 31 were as follows:

(in thousands)	2014	2013
Land	$9,402	$9,442
Premises and equipment	67,658	64,032
Furniture, fixtures, and equipment	52,338	47,223
Accumulated depreciations and amortization	(69,598)	(64,765)
Total	$59,800	$55,932

Depreciation and amortization expenses in 2014, 2013 and 2012 are included in operating expenses as follows:

(in thousands)	2014	2013	2012
Premises	$1,949	$1,875	$1,855
Furniture, fixtures, and equipment	3,066	3,044	2,614
Total	$5,015	$4,919	$4,469

The following is a summary of the future minimum lease payments under non-cancelable operating leases as of December 31, 2014:

(in thousands)
2015	$4,684
2016	4,458
2017	3,891
2018	3,634
2019	3,513
Thereafter	19,011
Total	$39,191

The Company leases land, buildings and equipment under operating lease arrangements extending to the year 2090. Total gross rental expense amounted to $4.8 million in 2014, $4.8 million in 2013, and $3.3 million in 2012. Most leases include options to renew for periods ranging from 5 to 20 years. Options to renew are not included in the above future minimum rental commitments.

Note 8 Deposits

The aggregate time deposits of $100,000 or more were $415.8 million at December 31, 2014, and $407.7 million at December 31, 2013. Scheduled maturities of time deposits at December 31, 2014, were as follows:

(in thousands)	Less than $100,000	$100,000 and over	Total
Maturity
Three months or less	$120,788	$160,178	$280,966
Over three through six months	80,547	73,443	153,990
Over six through twelve months	112,765	93,305	206,070
Total due in 2015	$314,100	$326,926	$641,026
2016	83,074	36,997	120,071
2017	48,776	26,034	74,810
2018	20,701	13,714	34,415
2019	9,543	7,929	17,472
2020 and thereafter	6,074	4,213	10,287
Total	$482,268	$415,813	$898,081

Note 9 Federal Funds Purchased and Securities Sold Under Agreements to Repurchase

Information regarding securities sold under agreements to repurchase and Federal funds purchased for the years ended December 31, is detailed in the following tables:

Securities Sold Under Agreements to Repurchase	2014	2013	2012
(in thousands)
Total outstanding at December 31	$147,037	$167,724	$213,973
Maximum month-end balance	160,295	201,933	295,511
Average balance during the year	145,876	177,779	200,893
Weighted average rate at December 31	1.83%	1.97%	2.03%
Average interest rate paid during the year	2.02%	2.11%	2.22%

Federal Funds Purchased	2014	2013	2012
(dollar amounts in thousands)
Average balance during the year	0	5	0
Weighted average rate at December 31	N/A	N/A	N/A
Average interest rate paid during the year	0.00%	0.75%	0.00%

Securitites sold under agreements to repurchase (“repurchase agreements”) are secured borrowings that typically mature within thirty to ninety days, although the Company has entered into repurchase agreements with the Federal Home Loan Bank (“FHLB”) with maturities that extend through 2017. The Company uses both retail and wholesale repurchase agreements. Retail repurchase agreements are arrangements with local customers of the Company, in which the Company agrees to sell securities to the customer with an agreement to repurchase those securities at a specified later date. Retail repurchase agreements totaled $60.7 million at December 31, 2014. At December 31, 2014, the Company had $86.3 million in wholesale repurchase agreements. Of this $86.3 million in wholesale repurchase agreements, $55.0 million were with the Federal Home Loan Bank of New York and $31.3 million were with one large financial institution. The $86.3 million of wholesale repurchase agreements mature are follows: $15.6 million in 2015, $60.7 million in 2016 and $10.0 million in 2017.

Securities sold under agreements to repurchase are stated at the amount of cash received in connection with the transaction. The Company may be required to provide additional collateral based on the fair value of the underlying securities.

Federal funds purchased are short-term borrowings that typically mature within one to ninety days.

Note 10 Other Borrowings

The following table summarized the Company’s borrowings as of December 31:

(in thousands)	2014	2013
Overnight FHLB advances	$232,080	$215,738
Term FHLB advances	110,961	101,293
Other	13,500	14,500
Total other borrowings	$356,541	$331,531

The Company, through its subsidiary banks, had available line-of-credit agreements with correspondent banks permitting borrowings to a maximum of approximately $58.0 million at December 31, 2014 and 2013. There were no outstanding advances against those lines at December 31, 2014 and December 31, 2013.

Through its subsidiary banks, the Company has borrowing relationships with the FHLB and correspondent banks, which provide secured and unsecured borrowing capacity. At December 31, 2014 and 2013, the unused borrowing capacity on established lines with the FHLB was $1.1 billion.

As members of the FHLB, the Company’s subsidiary banks can use certain unencumbered mortgage-related assets and available-for-sale investment securities to secure additional borrowings from the FHLB. At December 31, 2014, total unencumbered residential mortgage loans and available-for-sale investment securities of the Company were $575.7 million. At December 31, 2014, there were $232.1 million in overnight advances and $111.0 million in term advances with the FHLB with a weighted average rate of 1.11% compared to $215.7 million in overnight advances and $101.5 million in term advances at December 31, 2013 with a weighted average rate of 1.49%. At December 31, 2014, the term advances with the FHLB include $60.0 million which mature within one year and $51.0 million which mature over one year. Maturities of advances due over one year include $51.0 million in 2017.

The Company’s FHLB borrowings at December 31, 2014 included $40.0 million, at cost, in fixed-rate callable borrowings, which can be called by the FHLB if certain conditions are met. Additional details on the fixed-rate callable advances are provided in the following table.

Current Balance		Rate	Maturity Date	Call Date	Call Frequency	Call Features
	5,000,000	4.41%	March 29, 2017	March 30, 2015	Quarterly	LIBOR strike 6.0%
	5,000,000	4.89%	May 22, 2017	February 22, 2015	Quarterly	LIBOR strike 7.0%
	10,000,000	4.92%	June 8, 2017	March 9, 2015	Quarterly	FHLB Option
	10,000,000	5.14%	June 8, 2017	March 9, 2015	Quarterly	LIBOR strike 7.0%
	10,000,000	5.19%	June 8, 2017	March 9, 2015	Quarterly	FHLB Option
Total	$ 40,000,000

Other borrowings included a term borrowing with a bank totaling $13.5 million and $14.5 million at December 31, 2014 and 2013, respectively.

The Company elected to apply the fair value option for a $10.0 million, 10-year fixed convertible FLHB advance at 5.183%, convertible at the end of 3 years with a maturity of June 28, 2017. The $10.0 million advance identified for fair value was selected because its duration was similar to the durations of trading securities. As of December 31, 2014, the aggregate fair value of the $10.0 million FHLB advance was approximately $11.0 million. For the twelve months ended December 31, 2014, the fair value of this advance decreased by $0.3 million. The change in fair value is included on the Company’s Consolidated Statements of Income in “Mark-to-Market Gain (Loss) on Liabilities Held at Fair Value.”

Note 11 Trust Preferred Debentures

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

The following table provides information relating to the Trusts as of December 31, 2014:

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

Note 12 Employee Benefit Plans

The Company maintains 2 noncontributory defined-benefit plans and one non-contributory defined-contribution retirement plan which cover substantially all employees of the Company.

The benefits under the noncontributory defined-benefit plans (the “DB Pension Plans”) are based on years of service and percentages of the employees’ average final compensation. Assets of the Company’s DB Pension Plans are invested in common and preferred stock, U. S. Government securities, corporate bonds and notes, and mutual funds. At December 31, 2014 and 2013, the plan assets included 42,192 shares of Tompkins’ common stock that had a fair value of $2.3 million and $2.2 million, respectively.

Effective January 1, 2010, the Company stopped admitting new employees to its noncontributory DB Pension Plan. As a result, the defined contribution plan (“DC Retirement Plan”) was created for employees hired on or after January 1, 2010 who had reached the age of 21 and completed one year of service. Also included in the DC Retirement Plan are employees who were hired prior to January 1, 2010 who made a one-time election in 2010 to freeze their benefit in the DB Pension Plan and begin future participation in the DC Retirement Plan instead. For participants in the DC Retirement Plan, the Company makes contributions to an account set up in the participant’s name. The amount equals a percentage of base pay and varies based on the participant’s age plus service as of the previous January 1st. The DC Retirement Plan offers the participant a wide range of investment alternatives from which to choose. Expenses related to the DC Retirement Plan totaled $1.4 million in 2014, $850,000 in 2013 and $544,000 in 2012.

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

The following table sets forth the changes in the projected benefit obligation for the DB Pension Plans and SERP and the accumulated post-retirement benefit obligation for the Life and Healthcare Plan; and the respective plan assets, and the plans’ funded status and amounts recognized in the Company’s Consolidated Statements of Condition at December 31, 2014 and 2013 (the measurement dates of the plans).

(in thousands)	Pension Plans		Life and Healthcare Plan		SERP Plan
	2014	2013	2014	2013	2014	2013
Change in benefit obligation:
Benefit obligation at beginning of year	$65,621	$70,652	$8,448	$9,324	$17,282	$17,791
Service cost	2,434	2,915	202	265	222	479
Interest cost	3,069	2,688	367	345	865	737
Plan participants’ contributions	0	0	210	247	0	0
Amendments	(6,282)	0	0	0	0	0
Business combination	0	0	0	0	0	1,378
Actuarial loss (gain)	16,761	(8,203)	192	(1,168)	4,992	(2,754)
Benefits paid	(2,465)	(2,431)	(492)	(565)	(499)	(349)
Benefit obligation at end of year	$79,138	$65,621	$8,927	$8,448	$22,862	$17,282
Change in plan assets:
Fair value of plan assets at beginning of year	$70,933	$56,668	$0	$0	$0	$0
Actual return on plan assets	2,759	8,696	0	0	0	0
Plan participants’ contributions	0	0	210	247	0	0
Employer contributions	0	8,000	282	318	499	349
Benefits paid	(2,465)	(2,431)	(492)	(565)	(499)	(349)
Fair value of plan assets at end of year	$71,227	$70,933	$0	$0	$0	$0
(Unfunded) Funded status	$(7,911)	$5,312	$(8,927)	$(8,448)	$(22,862)	$(17,282)

The accumulated benefit obligation for the DB Pension Plans for 2014 and 2013 was $79.1 million and $65.6 million, respectively. The accumulated benefit obligation for the life and healthcare plan for 2014 and 2013 was $8.9 million and $8.4 million, respectively. The accumulated benefit obligation for the SERP for 2014 and 2013 was $22.9 million and $17.3 million, respectively. The unfunded status of the DB Pension plan has been recognized in other liabilities in the Consolidated Statement of Condition at December 31, 2014 in the amount of $7.9 million. The unfunded status of the life and healthcare and SERP plans has been recognized in other liabilities in the Consolidated Statement of Condition at December 31, 2014, in the amounts of $8.9 million, and $22.9 million, respectively. The funded status of the DB Pension in the amount of $5.3 million has been recognized in other assets in the Consolidated Statement of Condition at December 31, 2013. The unfunded status of the life and healthcare and SERP plans, has been recognized in other liabilities in the Consolidated Statement of Condition at December 31, 2013, in the amounts of $8.4 million, and $17.3 million, respectively.

There was a business combination entry for the SERP during 2013. This represents the addition of the VIST Financial SERP liability to the Tompkins SERP.

There was an Amendment entry for the Pension Plans during 2014. This represents the installation of a lump sum benefit option to the Retirement Plan.

Net periodic benefit cost and other comprehensive income includes the following components:

(in thousands)	Pension Plans			Life and Healthcare Plan			SERP Plan
Components of net periodic benefit cost	2014	2013	2012	2014	2013	2012	2014	2013	2012
Service cost	$2,434	$2,915	$2,720	$201	$265	$169	$222	$479	$363
Interest cost	3,069	2,688	2,721	367	345	363	866	737	716
Expected return on plan assets	(5,024)	(4,009)	(3,778)	0	0	0	0	0	0
Amortization of prior service (credit) cost	(123)	(123)	(123)	16	16	16	112	166	166
Recognized net actuarial loss	859	2,023	1,882	0	96	74	206	460	368
Amortization of transition liability	0	0	0	0	50	67	0	0	0
Net periodic benefit cost	$1,215	3,494	3,422	$584	$772	$689	$1,406	1,842	1,613
Other changes in plan assets and benefit obligations recognized in other comprehensive income
Net actuarial loss (gain)	$19,027	(12,890)	3,109	192	(1,169)	644	4,992	(2,754)	1,308
Recognized actuarial loss	(859)	(2,023)	(1,882)	0	(96)	(74)	(206)	(460)	(368)
Prior service credit	(6,282)	0	0	0	0	0	0	0	0
Recognized prior service cost (credit)	123	123	123	(16)	(16)	(16)	(112)	(166)	(166)
Recognized net initial obligation	0	0	0	0	(50)	(67)	0	0	0
Recognized in other comprehensive income	$12,009	(14,790)	1,350	$176	$(1,331)	$487	$4,674	(3,380)	774
Total recognized in net periodic benefit cost and other comprehensive income	$13,224	(11,296)	4,772	$760	$(559)	$1,176	$6,080	(1,538)	2,387

Pre-tax amounts recognized as a component of accumulated other comprehensive income as of year-end that have not been recognized as a component of the Company’s combined net periodic benefit cost of the Company’s defined-benefit pension plan, post-retirement healthcare benefit plan and SERP are presented in the following table.

(in thousands)	Pension Plans			Life and Healthcare Plan			SERP Plan
	2014	2013	2012	2014	2013	2012	2014	2013	2012
Net actuarial loss (gain)	$40,437	$22,269	$37,182	$1,375	$1,183	$2,448	$8,575	$3,789	$7,003
Prior service cost (credit)	(6,506)	(347)	(470)	266	281	297	648	760	926
Unrecognized net initial obligation	0	0	0	0	0	50	0	0	0
Total	$33,931	21,922	36,712	$1,641	$1,464	$2,795	$9,223	4,549	7,929

The pre-tax amounts included in accumulated other comprehensive income that are expected to be recognized in net periodic pension cost during the fiscal year ended December 31, 2015 are shown below.

(in thousands)	Pension Plans	Life and Healthcare Plan	SERP Plan
Actuarial loss	$2,240	$31	$582
Prior service cost	(827)	16	73
Total	$1,413	$47	$655

Weighted-average assumptions used in accounting for the plans were as follows:

(in thousands)	Pensions Plans			Life and Healthcare Plan			SERP Plan
	2014	2013	2012	2014	2013	2012	2014	2013	2012
Discount Rates
Benefit Cost for Plan Year	4.76%	3.85%	4.39%	4.70%	3.80%	4.30%	5.00%	4.20%	4.60%
Benefit Obligation at End of Plan Year	3.81%	4.76%	3.85%	3.80%	4.70%	3.80%	4.00%	5.00%	4.20%
Expected long-term return on plan assets	7.25%	7.25%	7.50%	N/A	N/A	N/A	N/A	N/A	N/A
Rate of compensation increase
Benefit Cost for Plan Year	5.00%	5.00%	5.50%	5.00%	5.00%	5.50%	5.00%	5.00%	5.00%
Benefit Obligation at End of Plan Year	5.00%	5.00%	5.00%	5.00%	5.00%	5.00%	5.00%	5.00%	5.00%

Tompkins Trust Company offers post-retirement life and healthcare benefits, although as previously mentioned, has discontinued adding participants to the plan effective January 1, 2005. The weighted average annual assumed rate of increase in the per capita cost of covered benefits (the health care cost trend rate) is 6.50% beginning in 2014, and is assumed to decrease gradually to 4.5% in 2026 and beyond. A 1% increase in the assumed health care cost trend rate, would increase service and interest costs by approximately $18,400 and increase the Company’s benefit obligation by approximately $225,000. A 1% decrease in the assumed health care cost trend rate, would decrease service and interest costs by approximately $16,000 and decrease the Company’s benefit obligation by approximately $206,000.

To develop the expected long-term rate of return on assets assumption for the Pension Plan, the Company considered the historical returns and the future expectations for returns for each asset class, as well as target asset allocations of the pension portfolio. Based on this analysis, the Company selected 7.25% as the long-term rate of return on asset assumption.

The discount rates used to determine the Company’s DB Pension Plan and other post-retirement benefit obligations as of December 31, 2014, and December 31, 2013, were determined by matching estimated benefit cash flows to a yield curve derived from Citigroup’s regular bond yield and above-median bond yield curves at December 31, 2014 and December 31, 2013.

Based on the Company’s anticipation of future experience under the defined benefit pension plan, the mortality tables used to determine future benefit obligations under the plan were updated as of December 31, 2014 to the RP-2014 Mortality Table for annuitants and non-annuitants, fully generational with projected mortality improvements using Scale MP-2014, with no collar adjustment. The appropriateness of the assumptions is reviewed annually.

Cash Flows

Plan assets are amounts that have been segregated and restricted to provide benefits, and include amounts contributed by the Company and amounts earned from investing contributions, less benefits paid. The Company funds the cost of the SERP and the post-retirement medical and life insurance benefits on a pay-as-you-go basis.

The benefits as of December 31, 2014, expected to be paid in each of the next five fiscal years, and in the aggregate for the five fiscal years thereafter were as follows:

(in thousands)	Pension Plans	Life and Healthcare Plan	SERP Plan
2015	$3,572	$426	$463
2016	3,982	470	466
2017	4,119	501	662
2018	4,057	474	658
2019	4,414	471	653
2020-2024	24,608	2,533	3,572
Total	$44,752	$4,875	$6,474

Plan Assets

The Company’s DB Pension Plan’s weighted-average asset allocations at December 31, 2014 and 2013, respectively, by asset category are as follows:

	2014	2013
Equity securities	71%	65%
Debt securities	28%	27%
Other	1%	8%
Total Allocation	100%	100%

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

Fair Value Measurements
December 31, 2014
	Fair Value
(in thousands)	2014	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$784	$784	$0	$0
U.S. Treasury securities	6,954	6,954	0	0
U.S. Government sponsored entities securities	1,422	0	1,422	0
Corporate bonds and notes	7,168	0	7,168	0
Common stocks	19,225	19,225	0	0
Mutual funds	34,924	34,924	0	0
Preferred stocks	750	0	750	0
Total Fair Value of Plan Assets	$71,227	$61,887	$9,340	$0

Fair Value Measurements
December 31, 2013
	Fair Value
(in thousands)	2013	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$5,923	$5,923	$0	$0
U.S. Treasury securities	4,748	4,748	0	0
U.S. Government sponsored entities securities	988	0	988	0
Corporate bonds and notes	6,525	0	6,525	0
Common stocks	14,716	14,716	0	0
Mutual funds	37,283	37,283	0	0
Preferred stocks	750	0	750	0
Total Fair Value of Plan Assets	$70,933	$62,670	$8,263	$0

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

The Company has an Employee Stock Ownership Plan (ESOP) and a 401(k) Investment and Stock Ownership Plan (ISOP) covering substantially all employees of the Company. The ESOP allows for Company contributions in the form of common stock of the Company. Annually, the Tompkins Board of Directors determines a profit-sharing payout to its employees in accordance with a performance-based formula. A percentage of the approved amount is paid in Company common stock into the ESOP. Contributions are limited to a maximum amount as stipulated in the ESOP. The remaining percentage is either paid out in cash or deferred into the ISOP at the direction of the employee. Compensation expense related to the ESOP and ISOP totaled $3.9million in 2014, $3.5 million in 2013, and $1.9 million in 2012.

Under the ISOP, employees may contribute a percentage of their eligible compensation with a Company match of such contributions up to a maximum match of 4%. Participation in the 401(k) Plan is contingent upon certain age and service requirements. The Company’s expense associated with these matching provisions was $2.2 million in 2014, $2.2 million in 2013, and $1.7 million in 2012.

Life insurance benefits are provided to certain officers of the Company. In connection with these policies, the Company reflects life insurance assets on its Consolidated Statements of Condition of $73.7 million at December 31, 2014, and $69.3 million at December 31, 2013. The insurance is carried at its cash surrender value on the Consolidated Statements of Condition. Increases in the cash surrender value of the insurance are reflected as noninterest income, net of any related mortality expense.

The Company provides split dollar life insurance benefits to certain employees. The plan is unfunded and the estimated liability of the plan of $1.2 million is recorded in other liabilities in the Consolidated Statements of Condition at December 31, 2014 and 2013, respectively. Compensation expense related to the split dollar life insurance was approximately $43,000 in 2014 and $42,000 in 2013.

Note 13 Stock Plans and Stock Based Compensation

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

The Company granted 186,982 equity awards to its employees in 2014. The awards consisted of 101,100 shares of restricted stock, 81,495 stock appreciation rights, and 4,387 shares of stock. The Company granted 172,495 equity awards to its employees in 2013. The awards consisted of 106,325 shares of restricted stock, 62,420 stock appreciation rights, and 3,750 shares of stock. The Company granted 71,420 incentive stock options in third quarter 2012. These options were granted to VIST employees to replace outstanding and vested employee stock options at the time of acquisition.

The following table presents the activity related to stock options and stock appreciation rights under all plans for the twelve months ended December 31, 2014.

	Number of Shares/Rights	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2014	722,824	$38.14
Granted	81,495	$49.22
Exercised	(189,874)	$36.96
Forfeited	(20,746)	$37.56
Outstanding at December 31, 2014	593,699	40.06	5.24	$9,047,484
Exercisable at December 31, 2014	336,490	38.11	3.37	$5,785,564

Total stock-based compensation expense for stock options was $734,000 in 2014, $833,000 in 2013, and $1.1 million in 2012. As of December 31, 2014, unrecognized compensation cost related to unvested stock options totaled $1.9 million. The cost is expected to be recognized over a weighted average period of 4.5 years. Cash proceeds, tax benefits and intrinsic value related to total stock options exercised is as follows:

	2014	2013	2012
(in thousands)
Proceeds from stock option exercises	$1,512	$4,683	$2,494
Tax benefits related to stock option exercises	234	331	342
Intrinsic value of stock option exercises	2,112	1,922	1,368

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

	2014	2013	2012

Weighted per share average fair value at grant date	$8.32	$9.50	$15.50
Risk-free interest rate	1.91%	0.78%	0.26%
Expected dividend yield	5.14%	4.00%	3.80%
Volatility	30.96%	38.46%	28.34%
Expected life (years)	6.00	5.50	2.00

Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$13.00-20.00	1,044	4.96	$16.47	1,044	$16.47
$20.01-29.30	11,618	6.43	$21.73	11,618	$21.73
$29.31-35.70	2,087	3.96	$30.96	2,087	$30.96
$36.01-37.50	219,033	4.50	$37.16	152,439	$37.23
$37.51-41.00	145,928	4.20	$39.55	86,453	$38.83
$41.01-50.00	213,989	6.66	$44.58	82,849	$41.71
	593,699	5.24	$40.06	336,490	$38.11

The following table presents activity related to restricted stock awards for the twelve months ended December 31, 2014.

	Number of Shares	Weighted Average Exercise Price

Unvested at January 1, 2014	138,695	$39.92
Granted	101,100	49.22
Vested	(7,320)	45.49
Forfeited	(7,749)	40.10
Unvested at December 31, 2014	224,726	$44.15

The Company granted 101,100 restricted stock awards in 2014 at an average grant date fair value of $49.22. The Company granted 106,325 restricted stock awards in 2013 at an average grant date fair value of $40.60. The Company did not grant any restricted stock awards in 2012. The grant date fair values were the closing prices of the Company’s common stock on the grant dates. The Company recognized stock-based compensation related to restricted stock awards of $771,000 in 2014, $550,000 in 2013 and $246,000 in 2012. Unrecognized compensation costs related to restricted stock awards totaled $7.6 million at December 31, 2014 and will be recognized over 6.1 years on a weighted average basis.

Note 14 Other Noninterest Income and Expense

Other income and operating expense totals are presented in the table below. Components of these totals exceeding 1% of the aggregate of total other noninterest income and total other noninterest expenses for any of the years presented below are stated separately.

	Year ended December 31,
(in thousands)	2014	2013	2012
NONINTEREST INCOME
Other service charges	$3,267	$3,802	$3,050
Increase in cash surrender value of corporate owned life insurance	1,883	2,021	1,715
Net gain (loss) on sale of loans	362	(133)	885
Other miscellaneous income	3,472	4,856	1,884
Total other noninterest income	$8,984	$10,546	$7,534
NONINTEREST EXPENSES
Marketing expense	$4,942	$4,958	$4,064
Professional fees	6,094	5,651	4,112
Technology expense	6,172	6,056	5,252
Cardholder expense	2,712	3,433	2,361
Other miscellaneous expenses	21,201	20,543	18,546
Total other noninterest expenses	$41,121	$40,641	$34,335

Note 15 Income Taxes

The income tax expense (benefit) attributable to income from operations is summarized as follows:

(in thousands)	Current	Deferred	Total
2014
Federal	$19,749	$2,915	$22,664
State	624	2,116	2,740
Total	$20,373	$5,031	$25,404
2013
Federal	$11,826	$7,138	$18,964
State	933	880	1,813
Total	$12,759	$8,018	$20,777
2012
Federal	$4,044	$6,602	$10,646
State	116	328	444
Total	$4,160	$6,930	$11,090

The primary reasons for the differences between income tax expense and the amount computed by applying the statutory federal income tax rate to earnings are as follows:

	2014	2013	2012
Statutory federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	2.3	1.6	0.6
Tax exempt income	(2.5)	(3.0)	(3.9)
Bank-owned life insurance income	(0.8)	(1.0)	(1.5)
Federal tax credit	(1.0)	(2.3)	(4.8)
All other	(0.2)	(1.3)	0.8
Total	32.8%	29.0%	26.2%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities as of December 31 were as follows:

(in thousands)	2014	2013	2012
Deferred tax assets:
Allowance for loan and lease losses	$11,276	$10,946	$9,628
Interest income on nonperforming loans	395	1,712	1,749
Compensation and benefits	13,081	12,448	11,151
Purchase accounting adjustments	3,538	5,746	16,221
Intangibles	0	95	392
Liabilities held at fair value	364	497	706
Tax credit carryforward	1,995	3,990	3,591
Other	2,347	2,838	1,590
Total	$32,996	$38,272	$45,028
Deferred tax liabilities:
Prepaid pension	$9,377	$10,154	$8,477
Depreciation	2,553	2,948	3,151
Intangibles	236	0	0
Other	1,741	1,050	1,262
Total deferred tax liabilities	$13,907	$14,152	$12,890
Net deferred tax asset at year-end	$19,089	$24,120	$32,138
Net deferred tax asset at beginning of year	$24,120	$32,138	$10,488
(Decrease) increase in net deferred tax asset	(5,031)	(8,018)	21,650
Purchase accounting adjustments, net	0	0	28,580
Deferred tax expense	$5,031	$8,018	$6,930

This analysis does not include recorded deferred tax assets(liabilities) of ($1.8) million and $5.5 million as of December 31, 2014 and 2013, respectively, related to net unrealized holdings (gains) / losses in the available-for-sale securities portfolio. In addition, the analysis excludes the recorded deferred tax assets of $17.2 million and $11.2 million, as of December 31, 2014 and 2013, respectively, related to employee benefit plans.

Realization of deferred tax assets is dependent upon the generation of future taxable income or the existence of sufficient taxable income within the carry-back period. A valuation allowance is provided when it is more likely than not that some portion of the deferred tax assets will not be realized. In assessing the need for a valuation allowance, management considers the scheduled reversal of the deferred tax liabilities, the level of historical taxable income, and the projected future taxable income over the periods in which the temporary differences comprising the deferred tax assets will be deductible. Based on its assessment, management determined that no valuation allowance is necessary at December 31, 2014 and 2013.

At December 31, 2014 and December 31, 2013, the Company had no ASC 740-10 unrecognized tax benefits. The Company does not expect the total amount of unrecognized tax benefits to significantly increase within the next twelve months. The Company recognizes interest and penalties on unrecognized tax benefits in income tax expense in its Consolidated Statements of Income.

The Company is subject to U.S. federal income tax and income tax in various state jurisdictions. All tax years ending after December 31, 2010 are open to examination by the taxing authorities.

Note 16 Other Comprehensive Income

The tax effect allocated to each component of other comprehensive income (loss) were as follows:

December 31, 2014

Available-for-sale securities:	Before-Tax Amount	Tax (Expense) Benefit	Net of Tax
(in thousands)
Change in net unrealized gain during the period	$19,094	$(7,635)	$11,459
Reclassification adjustment for net realized gain on sale included in available-for-sale securities	(391)	156	(235)
Net unrealized gains	18,703	(7,479)	11,224

Employee benefit plans:
Net retirement plan loss	(24,211)	9,684	(14,527)
Net retirement plan prior service credit	6,282	(2,513)	3,769
Amortization of net retirement plan actuarial loss	1,065	(426)	639
Amortization of net retirement plan prior service credit	5	(2)	3
Employee benefit plans	(16,859)	6,743	(10,116)

Other comprehensive income	$1,844	$(736)	$1,108

December 31, 2013	Before-Tax Amount	Tax (Expense) Benefit	Net of Tax

Available-for-sale securities:
(in thousands)
Change in net unrealized loss during the period	$(57,250)	$22,896	$(34,354)
Reclassification adjustment for net realized gain on sale included in available-for-sale securities	(599)	240	(359)
Net unrealized losses	(57,849)	23,136	(34,713)

Employee benefit plans:
Net retirement plan gain	16,813	(6,725)	10,088
Amortization of net retirement plan actuarial loss	2,579	(1,032)	1,547
Amortization of net retirement plan prior service credit	59	(24)	35
Amortization of net retirement plan transition liability	50	(20)	30
Employee benefit plans	19,501	(7,801)	11,700
Other comprehensive loss	$(38,348)	$15,335	$(23,013)

December 31, 2012

(in thousands)	Before-Tax Amount	Tax (Expense) Benefit	Net of Tax
Available-for-sale securities:
Change in net unrealized gain during the period	$5,359	$(2,145)	$3,214
Reclassification adjustment for net realized gain on sale included in available-for-sale securities	(324)	130	(194)
Reclassification adjustment for credit impairment on available-for-sale securities	196	(78)	118
Net unrealized gains	5,231	(2,093)	3,138

Employee benefit plans:
Net retirement plan loss	(5,061)	2,024	(3,037)
Amortization of net retirement plan actuarial gain	2,324	(929)	1,395
Amortization of net retirement plan prior service credit	59	(24)	35
Amortization of net retirement plan transition liability	67	(27)	40
Employee benefit plans	(2,611)	1,044	(1,567)

Other comprehensive income	$2,620	$(1,049)	$1,571

The following table presents the activity in our accumulated other comprehensive income for the periods indicated:

(in thousands)	Available-for-Sale Securities	Employee Benefit Plans	Accumulated Other Comprehensive Income (loss)
Balance at January 1, 2012	23,218	(26,895)	(3,677)
Other comprehensive income (loss)	3,138	(1,567)	1,571
Balance at December 31, 2012	26,356	$(28,462)	$(2,106)
Balance at January 1, 2013	26,356	(28,462)	(2,106)
Other comprehensive income (loss)	(34,713)	11,700	(23,013)
Balance at December 31, 2013	(8,357)	$(16,762)	$(25,119)
Balance at January 1, 2014	(8,357)	(16,762)	(25,119)
Other comprehensive income (loss)	11,224	(10,116)	1,108
Balance at December 31, 2014	2,867	$(26,878)	$(24,011)

December 31, 2014

Details about Accumulated other Comprehensive Income Components (in thousands)	Amount Reclassified from Accumulated Other Comprehensive Income [1]	Affected Line Item in the Statement Where Net Income is Presented
Available-for-sale securities:
Unrealized gains and losses on available-for-sale securities	$391	Net gain on securities transactions
	(156)	Tax expense
	235	Net of tax
Employee benefit plans:
Amortization of the following [2]
Net retirement plan actuarial loss	(1,065)
Net retirement plan prior service credit	(5)
	(1,070)	Total before tax
	428	Tax benefit
	(642)	Net of tax

December 31, 2013

Details about Accumulated other Comprehensive Income Components (in thousands)	Amount Reclassified from Accumulated Other Comprehensive Income[1]	Affected Line Item in the Statement Where Net Income is Presented
Available-for-sale securities:
Unrealized gains and losses on available-for-sale securities	$599	Net gain on securities transactions
	(240)	Tax expense
	359	Net of tax
Employee benefit plans:
Amortization of the following [2]
Net retirement plan actuarial loss	(2,579)
Net retirement plan prior service credit	(59)
Net retirement plan transition liability	(50)
	(2,688)	Total before tax
	1,075	Tax benefit
	(1,613)	Net of tax

1 Amounts in parentheses indicate debits in income statement
2 The accumulated other comprehensive income components are included in the computation of net periodic benefit cost (See Note 12 - “Employee Benefit Plans”)

Note 17 Commitments and Contingent Liabilities

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

The Company’s maximum potential obligations to extend credit for loan commitments (unfunded loans, unused lines of credit, and standby letters of credit) outstanding on December 31 were as follows:

(in thousands)	2014	2013

Loan commitments	$435,904	$302,262
Standby letters of credit	58,200	62,582
Undisbursed portion of lines of credit	410,664	395,208
Total	$904,768	$760,052

Commitments to extend credit (including lines of credit) are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Standby letters of credit are conditional commitments to guarantee the performance of a customer to a third party. The Company extends standby letters of credit to its customers in the normal course of business. The standby letters of credit are generally short-term. As of December 31, 2014, the Company’s maximum potential obligation under standby letters of credit was $58.2 million. Management uses the same credit policies in making commitments to extend credit and standby letters of credit as are used for on-balance-sheet lending decisions. Based upon management’s evaluation of the counterparty, the Company may require collateral to support commitments to extend credit and standby letters of credit. The credit risk amounts are equal to the contractual amounts, assuming the amounts are fully advanced and collateral or other security is of no value. The Company does not anticipate losses as a result of these transactions. These commitments also have off-balance-sheet interest-rate risk, in that the interest rate at which these commitments were made may not be at market rates on the date the commitments are fulfilled. Since some commitments and standby letters of credit are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash flow requirements.

At December 31, 2014, the Company had rate lock agreements associated with mortgage loans to be sold in the secondary market (certain of which relate to loan applications for which no formal commitment has been made) amounting to approximately $218,000. In order to limit the interest rate risk associated with rate lock agreements, as well as the interest rate risk associated with mortgages held for sale, if any, the Company enters into agreements to sell loans in the secondary market to unrelated investors on a loan-by-loan basis. At December 31, 2014, the Company had approximately $218,000 of commitments to sell mortgages to unrelated investors on a loan-by-loan basis.

In the normal course of business, the Company is involved in various legal proceedings. In the opinion of management, based upon the review with counsel, the proceedings are not expected to have a material effect on the Company’s financial condition or results of operations.

Note 18 Earnings Per Share

Calculation of basic earnings per share (Basic EPS) and diluted earnings per share (Diluted EPS) is shown below.

	Year ended December 31,
(in thousands, except share and per share data)	2014	2013	2012
Basic
Net income available to common shareholders	$52,041	$50,856	$31,285
Less: dividends and undistributed earnings allocated to unvested restricted stock awards	(503)	(418)	(115)
Net earnings allocated to common shareholders	51,538	50,438	31,170

Weighted average shares outstanding, including participating securities	14,824,333	14,587,187	12,843,618

Less: average participating securities	(147,711)	(109,570)	(46,445)
Weighted average shares outstanding - Basic	14,676,622	14,477,617	12,797,173

Diluted
Net earnings allocated to common shareholders	51,538	50,438	31,170

Weighted average shares outstanding - Basic	14,676,622	14,477,617	12,797,173

Dilutive effect of common stock options or restricted stock awards	113,002	96,302	38,870

Weighted average shares outstanding - Diluted	14,789,624	14,573,919	12,836,043

Basic EPS	3.51	3.48	2.44
Diluted EPS	3.48	3.46	2.43

There were approximately 108,159 weighted average stock options as of December 31, 2014; 229,868 for 2013; and 651,092 for 2012, that were not considered in the calculation of diluted earnings per share since the stock options’ exercise prices were greater than the average market price during these periods.

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

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of December 31, 2014 and 2013 segregated by the level of valuation inputs within the fair value hierarchy used to measure fair value.

Recurring Fair Value Measurements
December 31, 2014
	Fair Value
(in thousands)	12/31/14	(Level 1)	(Level 2)	(Level 3)
Trading securities
Obligations of U.S. Government sponsored entities	$7,404	$0	$7,404	$0
Mortgage-backed securities - residential	1,588	0	1,588	0

Available-for-sale securities
Obligations of U.S. Government sponsored entities	557,820	0	557,820	0
Obligations of U.S. states and political subdivisions	71,510	0	71,510	0
Mortgage-backed securities - residential
U.S. Government agencies	109,926	0	109,926	0
U.S. Government sponsored entities	659,120	0	659,120	0
Non-U.S. Government agencies or sponsored entities
U.S. corporate debt securities	2,162	0	2,162	0
Equity securities	1,427	0	0	1,427

Borrowings
Other borrowings	10,961	0	10,961	0

 The change in the fair value of the $1.4 million of available-for-sale securities valued using significant unobservable inputs (level 3), between January 1, 2014 and December 31, 2014 was immaterial.

Recurring Fair Value Measurements
December 31, 2013
	Fair Value
(in thousands)	12/31/13	(Level 1)	(Level 2)	(Level 3)
Trading securities
Obligations of U.S. Government sponsored entities	$8,275	$0	$8,275	$0
Mortgage-backed securities - residential	2,716	0	2,716	0

Available-for-sale securities
Obligations of U.S. Government sponsored entities	556,345	0	556,345	0
Obligations of U.S. states and political subdivisions	67,962	0	67,962	0
Mortgage-backed securities - residential
U.S. Government agencies	146,678	0	146,678	0
U.S. Government sponsored entities	577,472	0	577,472	0
Non-U.S. Government agencies or sponsored entities	311	0	311	0
U.S. corporate debt securities	4,633	0	4,633	0
Equity securities	1,410	0	0	1,410

Borrowings
Other borrowings	11,292	0	11,292	0

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

Fair values of borrowings are estimated using Level 2 inputs based upon observable market data. The Company determines fair value for its borrowings using a discounted cash flow technique based upon expected cash flows and current spreads on FHLB advances with the same structure and terms. The Company also receives pricing information from third parties, including the FHLB. The pricing obtained is considered representative of the transfer price if the liabilities were assumed by a third party. The Company’s potential credit risk did not have a material impact on the quoted settlement prices used in measuring the fair value of the FHLB borrowings for the twelve months ended December 31, 2014.

There were no transfers between Level 2 and Level 3 values during 2014.

Certain assets are measured at fair value on a nonrecurring basis, that is, they are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances. For the Company, these include loans held for sale, collateral dependent impaired loans, other real estate owned, goodwill and other intangible assets. During 2014, certain collateral dependent impaired loans and other real estate owned at December 31, 2014, were adjusted down to fair value. Collateral values are estimated using Level 2 inputs based upon observable market data. Real estate values are generally valued using independent appraisals or other indications of value based on recent comparable sales of similar properties or assumptions generally available in the market.

		Fair value measurements at reporting date using:			Gain (losses) from fair value changes
(in thousands)	As of	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs	Twelve months ended
Assets:	12/31/2014	(Level 1)	(Level 2)	(Level 3)	12/31/2014
Impaired Loans	$2,891	$0	$2,891	$0	$(1,090)
Other real estate owned	5,493	0	5,493	0	(338)

		Fair value measurements at reporting date using:			Gain (losses) from fair value changes
(in thousands)	As of	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs	Twelve months ended
Assets:	12/31/2013	(Level 1)	(Level 2)	(Level 3)	12/31/2013
Impaired Loans	$6,846	$0	$6,846	$0	$(247)
Other real estate owned	3,892	0	3,892	0	(84)

The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments at December 31, 2014 and 2013. The carrying amounts shown in the table are included in the Consolidated Statements of Condition under the indicated captions. The fair value estimates, methods and assumptions set forth below for the Company’s financial instruments, including those financial instruments carried at cost, are made solely to comply with disclosures required by generally accepted accounting principles in the United States and does not always incorporate the exit-price concept of fair value prescribed by ASC Topic 820-10 and should be read in conjunction with the financial statements and notes included in this Report.

Estimated Fair Value of Financial Instruments
December 31, 2014
(in thousands)	Carrying Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets:

Cash and cash equivalents	$56,070	$56,070	$56,070	$0	$0
Securities - held-to-maturity	88,168	89,036	0	89,036
FHLB and FRB stock	21,259	21,259	0	21,259	0
Accrued interest receivable	16,518	16,518	0	16,518	0
Loans and leases, net[1]	3,364,291	3,383,742	0	2,891	3,380,851

Financial Liabilities:

Time deposits	$898,081	$899,871	$0	$899,871	$0
Other deposits	3,271,073	3,271,073	0	3,271,073	0
Securities sold under agreements to repurchase	147,037	151,201	0	151,201	0
Other borrowings	345,580	350,043	0	350,043	0
Trust preferred debentures	37,337	39,453	0	39,453	0
Accrued interest payable	1,868	1,868	0	1,868	0

1 Lease receivables, although excluded from the scope of ASC Topic 825, are included in the estimated fair value amounts at their carrying value.

Estimated Fair Value of Financial Instruments
December 31, 2013
(in thousands)	Carrying Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets:

Cash and cash equivalents	$82,884	$82,884	$82,884	$0	$0
Securities - held-to-maturity	18,980	19,625	0	19,625
FHLB and FRB stock	25,041	25,041	0	25,041	0
Accrued interest receivable	16,586	16,586	0	16,586	0
Loans and leases, net[1]	3,166,314	3,201,837	0	6,846	3,194,991

Financial Liabilities:

Time deposits	$865,702	$870,857	$0	$870,857	$0
Other deposits	3,081,514	3,018,514	0	3,018,514	0
Securities sold under agreements to repurchase	167,724	173,425		173,425
Other borrowings	320,239	326,193	0	326,193	0
Trust preferred debentures	37,169	41,673	0	41,673	0
Accrued interest payable	2,121	2,121	0	2,121	0

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

As of December 31, 2014, the most recent notifications from Federal bank regulatory agencies categorized the Tompkins Trust Company, The Bank of Castile, Mahopac Bank, and VIST Bank as “well capitalized” under the regulatory framework for PCA. To be categorized as well capitalized, the Company and its subsidiary banks must maintain total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table below. There are no conditions or events since that notification that management believes have changed the capital category of the Company or its subsidiary banks. Actual capital amounts and ratios of the Company and its subsidiary banks are as follows:

	Actual	Required to be Adequately Capitalized	Required to be Well Capitalized
(in thousands)	Amount/Ratio	Amount/Ratio	Amount/Ratio
December 31, 2014
Total Capital (to risk-weighted assets)
The Company (consolidated)	$474,358/13.6%	>$278,992/>8.0%	>$348,741/>10.0%
Trust Company	$137,424/13.8%	>$79,626/>8.0%	>$99,533/>10.0%
Castile	$95,008/11.3%	>$67,040/>8.0%	>$83,799/>10.0%
Mahopac	$103,036/15.0%	>$54,884/>8.0%	>$68,605/>10.0%
VIST	$120,464/12.7%	>$75,674/>8.0%	>$94,592/>10.0%
Tier I Capital (to risk-weighted assets)
The Company (consolidated)	$444,947/12.8%	>$139,496/>4.0%	>$209,244/>6.0%
Trust Company	$129,751/13.0%	>$39,813/>4.0%	>$57,920/>6.0%
Castile	$88,288/10.5%	>$33,520/>4.0%	>$50,280/>6.0%
Mahopac	$94,445/13.8%	>$27,442/>4.0%	>$41,163/>6.0%
VIST	$115,276/12.2%	>$37,837/>4.0%	>$56,755/>6.0%
Tier I Capital (to average assets)
The Company (consolidated)	$444,947/8.7%	>$152,534/>3.0%	>$254,223/>5.0%
Trust Company	$129,751/7.8%	>$49,823/>3.0%	>$83,038/>5.0%
Castile	$88,288/7.8%	>$34,115/>3.0%	>$56,858/>5.0%
Mahopac	$94,445/9.2%	>$30,896/>3.0%	>$51,494/>5.0%
VIST	$115,276/9.0%	>$38,236/>3.0%	>$63,727/>5.0%
December 31, 2013
Total Capital (to risk-weighted assets)
The Company (consolidated)	$441,062/13.4%	>$262,966/>8.0%	>$328,707/>10.0%
Trust Company	$126,935/13.3%	>$76,653/>8.0%	>$95,816/>10.0%
Castile	$87,340/11.4%	>$61,435/>8.0%	>$76,794/>10.0%
Mahopac	$97,993/14.6%	>$53,704/>8.0%	>$67,130/>10.0%
VIST	$111,175/12.8%	>$69,548/>8.0%	>$86,936/>10.0%
Tier I Capital (to risk-weighted assets)
The Company (consolidated)	$412,688/12.6%	>$131,483/>4.0%	>$197,224/>6.0%
Trust Company	$119,508/12.5%	>$38,326/>4.0%	>$57,490/>6.0%
Castile	$80,623/10.5%	>$30,718/>4.0%	>$46,076/>6.0%
Mahopac	$89,572/13.3%	>$26,852/>4.0%	>$40,278/>6.0%
VIST	$107,692/12.4%	>$34,774/>4.0%	>$52,161/>6.0%
Tier I Capital (to average assets)
The Company (consolidated)	$412,688/8.5%	>$145,279/>3.0%	>$242,132/>5.0%
Trust Company	$119,508/7.6%	>$47,295/>3.0%	>$78,824/>5.0%
Castile	$80,623/7.5%	>$32,159/>3.0%	>$53,599/>5.0%
Mahopac	$89,572/9.3%	>$28,970/>3.0%	>$48,283/>5.0%
VIST	$107,692/8.6%	>$37,383/>3.0%	>$62,304/>5.0%

Basel III Capital Rules Effective January 1, 2015

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

Share Repurchase Plan:

On July 24, 2014, the Company’s Board of Directors authorized a share repurchase plan for the Company to repurchase up to 400,000 shares of the Company’s common stock. Purchases may be made over the 24 months following adoption of the plan. The repurchase program may be suspended, modified or terminated at any time for any reason. During 2014, the Company repurchased 101,466 shares at an average price of $45.35.

Dividend Restrictions:

Generally, dividends from the banking subsidiaries to the Company are limited to retained net profits for the current year and the two preceding years, unless specific approval is received from the appropriate bank regulatory authority. At December 31, 2014, the retained net profits of the Company’s bank subsidiaries available to pay dividends were $58.5 million.

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

Note 21 Condensed Parent Company Only Financial Statements

Condensed financial statements for Tompkins (the Parent Company) as of December 31 are presented below.

Condensed Statements of Condition
(in thousands)	2014	2013
Assets

Cash	$6,646	$7,565
Available-for-sale securities, at fair value	225	225
Investment in subsidiaries, at equity	517,131	486,475
Other	15,951	14,819
Total Assets	$539,953	$509,084
Liabilities and Shareholders' Equity

Borrowings	$13,500	$14,500
Trust preferred debentures issued to non-consolidated subsidiary	37,337	37,169
Other liabilities	985	928
Tompkins Financial Corporation Shareholders' Equity	488,131	456,487
Total Liabilities and Shareholders' Equity	$539,953	$509,084

Condensed Statements of Income

(in thousands)	2014	2013	2012
Dividends from available-for-sale securities	$2	$4	$4
Dividends received from subsidiaries	28,727	25,991	39,525
Other income	1,059	1,627	69
Total Operating Income	29,788	27,622	39,598

Interest expense	2,703	3,087	2,232
Other expenses	6,484	6,352	21,197
Total Operating Expenses	9,187	9,439	23,429
Income Before Taxes and Equity in Undistributed
Earnings of Subsidiaries	20,601	18,183	16,169
Income tax benefit	3,654	3,959	9,396
Equity in undistributed earnings of subsidiaries	27,786	28,714	5,720
Net Income	$52,041	$50,856	$31,285

Condensed Statements of Cash Flows

(in thousands)	2014	2013	2012
Operating activities
Net income	$52,041	$50,856	$31,285
Adjustments to reconcile net income to net cash provided by operating activities Equity in undistributed earnings of subsidiaries	(27,799)	(28,800)	(5,720)
Other, net	(1,233)	(1,807)	4,075
Net Cash Provided by Operating Activities	23,009	20,249	29,640
Investing activities
Investments in subsidiaries	0	0	(30,143)
Other, net	85	(3,482)	(25,600)
Net Cash Used in Investing Activities	85	(3,482)	(55,743)
Financing activities
Borrowings, net	(1,000)	(10,691)	9,231
Common stock	0	0	37,978
Cash dividends	(23,983)	(22,463)	(19,021)
Repurchase of common shares	(4,602)	0	0
Redemption of trust preferred debentures	64	40	(20)
Shares issued for dividend reinvestment plans	2,186	4,046	1,936
Shares issued for employee stock ownership plan	1,528	717	1,037
Net proceeds from exercise of stock options	1,512	4,683	2,494
Tax benefits of stock options exercised	234	331	342
Common stock issued	50	0	0
Net Cash (Used in) Provided by Financing Activities	(24,011)	(23,337)	33,997
Net (decrease) increase in cash	(917)	(6,570)	7,894
Cash at beginning of year	7,563	14,135	6,241
Cash at End of Year	$6,646	$7,565	$14,135

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

Banking

The bank segment is primarily comprised of its four banking subsidiaries: Tompkins Trust Company; a commercial bank with 15 banking offices operated in Ithaca, NY and surrounding communities, the Bank of Castile; a commercial bank with 16 banking offices conducting operations in the towns situated in and around the areas commonly known as the Letchworth State Park area and the Genesee Valley region of New York State, the Mahopac Bank; a commercial bank operating 15 full-service banking offices in the counties north of New York City and VIST Bank; a banking organization with 20 banking offices headquartered and operating in Southeastern Pennsylvania.

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

Insurance

The Company provides property and casualty insurance services and employee benefits consulting through Tompkins Insurance Agencies, Inc; a 100% wholly-owned subsidiary of the Company, headquartered in Batavia, New York. Tompkins Insurance is an independent insurance agency, representing many major insurance carriers and provides employee benefit consulting to employers in Western and Central New York and Southeastern Pennsylvania, assisting them with their medical, group life insurance and group disability insurance. As part of the acquisition of VIST Financial in 2012, VIST Insurance was consolidated with and into Tompkins Insurance. Tompkins Insurance offers services to customers of the Company’s banking subsidiaries by sharing offices with The Bank of Castile, Tompkins Trust Company and VIST Bank. In addition to these shared offices, Tompkins Insurance has five stand-alone offices in Western New York, one stand-alone office in Tompkins County, New York and one stand-alone office in Montgomery County, Pennsylvania.

Wealth Management

The Wealth Management segment is organized under the Tompkins Financial Advisors brand name consisting of services and products offered through Tompkins Investment Services (“TIS”), a division of Tompkins Trust Company, and TFA Management, Inc. Tompkins Financial Advisors offers a comprehensive suite of financial services to customers, including trust and estate services, investment management and financial and insurance planning for individuals, corporate executives, small business owners and high net worth individuals. As part of the acquisition of VIST Financial Corp. in 2012, VIST Capital Management, LLC was added into Tompkins Financial Advisors brand; offering a complimentary assortment of full service investment advisory and brokerage services for individual financial planning, investments and corporate and small business pension and retirement planning solutions. Tompkins Financial Advisors has offices in each of the Company’s 4 banking subsidiary banks.

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

As of and for the year ended December 31, 2014
(in thousands)	Banking	Insurance	Wealth Management	Intercompany	Consolidated
Interest income	$184,355	$6	$138	$(6)	$184,493
Interest expense	20,687	2	0	(6)	20,683
Net interest income	163,668	4	138	0	163,810
Provision for loan and lease losses	2,306	0	0	0	2,306
Noninterest income	27,418	28,620	16,072	(1,345)	70,765
Noninterest expense[1]	120,708	23,515	11,815	(1,345)	154,693
Income before income tax expense	68,072	5,109	4,395	0	77,576
Income tax expense	21,890	2,052	1,462	0	25,404
Net Income attributable to noncontrolling interests and Tompkins Financial Corporation	46,182	3,057	2,933	0	52,172
Less: Net income attributable to noncontrolling interests	131	0	0	0	131
Net Income attributable to Tompkins Financial Corporation	$46,051	$3,057	$2,933	$0	$52,041
Depreciation and amortization	$5,296	$271	$143	$0	$5,710
Assets	5,226,145	34,040	13,779	(4,403)	5,269,561
Goodwill	64,500	19,662	8,081	0	92,243
Other intangibles, net	9,301	4,827	521	0	14,649
Net loans and leases	3,364,291	0	0	0	3,364,291
Deposits	4,173,244	0	0	(4,090)	4,169,154
Total equity	453,037	26,419	10,127	0	489,583

As of and for the year ended December 31, 2013
(in thousands)	Banking	Insurance	Wealth Management	Intercompany & Merger	Consolidated
Interest income	$184,914	$8	$189	$(7)	$185,104
Interest expense	23,982	0	0	(7)	23,975
Net interest income	160,932	8	189	0	161,129
Provision for loan and lease losses	6,161	0	0	0	6,161
Noninterest income	27,870	27,660	15,889	(1,521)	69,898
Noninterest expense[1]	119,926	22,431	12,266	(1,521)	153,102
Income before income tax expense	62,715	5,237	3,812	0	71,764
Income tax expense	17,434	2,057	1,286	0	20,777
Net Income attributable to noncontrolling interests and Tompkins Financial Corporation	45,281	3,180	2,526	0	50,987
Less: Net income attributable to noncontrolling interests	131	0	0	0	131
Net Income attributable to Tompkins Financial Corporation	$45,150	$3,180	$2,526	$0	$50,856
Depreciation and amortization	$5,360	$210	$135	$0	$5,706
Assets	4,965,154	31,639	12,730	(6,484)	5,003,039
Goodwill	64,369	19,560	8,211	0	92,140
Other intangibles, net	10,716	4,988	594	0	16,298
Net loans and leases	3,166,314	0	0	0	3,166,314
Deposits	3,953,428	0	0	(6,212)	3,947,216
Total equity	421,631	25,812	10,496	0	457,939

As of and for the year ended December 31, 2012
(in thousands)	Banking	Insurance	Wealth Management	Intercompany & Merger	Consolidated
Interest income	$158,111	$7	$256	$(18)	$158,356
Interest expense	24,220	11	0	(18)	24,213
Net interest income	133,891	(4)	256	0	134,143
Provision for loan and lease losses	8,837	0	0	0	8,837
Noninterest income	22,368	18,909	15,757	(2,226)	54,808
Noninterest expense[1]	96,686	15,042	12,440	13,440	137,608
Income before income tax expense	50,736	3,863	3,573	(15,666)	42,506
Income tax expense	12,877	1,512	1,190	(4,489)	11,090
Net Income attributable to noncontrolling interests and Tompkins Financial Corporation	37,859	2,351	2,383	(11,177)	31,416
Less: Net income attributable to noncontrolling interests	131	0	0	0	131
Net Income attributable to Tompkins Financial Corporation	$37,728	$2,351	$2,383	$(11,177)	$31,285
Depreciation and amortization	$4,984	$196	$145	$0	$5,325
Assets	4,799,579	30,772	12,004	(5,158)	4,837,197
Goodwill	64,534	19,560	8,211	0	92,305
Other intangibles, net	12,338	5,638	667	0	18,643
Net loans and leases	2,929,967	0	0	0	2,929,967
Deposits	3,955,022	0	0	(4,853)	3,950,169
Total equity	407,963	24,183	9,214	0	441,360

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

Unaudited Quarterly Financial Data
	2014
(in thousands)	First	Second	Third	Fourth
Interest and dividend income	$45,365	$45,819	$46,618	$46,691
Interest expense	5,338	5,303	5,043	4,999
Net interest income	40,027	40,516	41,575	41,692
Provision for loan and lease losses	743	67	(59)	1,555
Income before income tax	18,508	19,241	20,652	19,175
Net income	12,569	13,061	13,722	12,689
Net income per common share (basic)	0.85	0.88	0.92	0.86
Net income per common share (diluted)	0.84	0.87	0.92	0.85

Unaudited Quarterly Financial Data
	2013
(in thousands)	First	Second	Third	Fourth
Interest and dividend income	$44,457	$45,960	$46,379	$48,308
Interest expense	6,251	6,134	5,906	5,684
Net interest income	38,206	39,826	40,473	42,624
Provision for loan and lease losses	1,038	2,489	2,049	585
Income before income tax	17,038	16,101	19,398	19,227
Net income	11,510	11,007	14,049	14,290
Net income per common share (basic)	0.80	0.76	0.96	0.97
Net income per common share (diluted)	0.79	0.75	0.95	0.96

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, including its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2014. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that as of the end of the period covered by this Form 10-K, the Company’s disclosure controls and procedures were effective.

Management’s Annual Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. As of December 31, 2014, management evaluated the effectiveness of the Company’s internal control over financial reporting based on the framework for effective internal control over financial reporting established in “Internal Control - Integrated Framework (1992),” issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on its evaluation under the COSO framework, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2014. The results of management’s assessment was reviewed with the Company’s Audit Committee of its Board of Directors. The registered public accounting firm that audited the Company’s financial statements included in this report has issued a report on the Company’s internal controls over financial reporting, which is included in Part II, Item 8 of this Report.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the year ended December 31, 2014, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated herein by reference to the material under the captions “Proposal 1 – Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance”; the discussion of the Company’s code of ethics under Proposal No 1 – Election of Directors (Corporate Governance Matters); the discussion of director nominees by stockholders and the Audit/Examining Committee under Proposal No. 1 – Election of Directors (Board of Directors Meetings and Committees) all in the Company’s proxy statement relating to its 2014 annual meeting of shareholders (the “Proxy Statement”), which the Company intends to file with the Securities and Exchange Commission on or about April 1, 2015; and the material captioned “Executive Officers of the Registrant” in Part I of this Report on Form 10-K.

Item 11.	Executive Compensation

The information called for by this item is incorporated herein by reference to the material under the captions, “Executive Compensation” and “Director Compensation”, “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” in the Proxy Statement.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information regarding security ownership of management and certain beneficial owners is incorporated by reference to all information under the caption of “Security Ownership of Certain Beneficial Owners and Management in the Proxy Statement”.

Information regarding stock-based compensation awards outstanding and available for future grant as of December 31, 2014 is presented in the table below.

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

The information called for by this item is incorporated herein by reference to the material under Proposal No. 1 – Election of Directors “Affirmative Determination of Director Independence” and “Transactions with Related Persons” in the Proxy Statement.

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

Report of KPMG LLP, Independent Registered Public Accounting Firm
Consolidated Statements of Condition for the years ended December 31, 2014 and 2013
Consolidated Statements of Income for the years ended December 31, 2014, 2013, and 2012
Consolidated Statement of Comprehensive Income for the years ended December 31, 2014, 2013, and 2012
Consolidated Statements of Cash Flows for the years ended December 31, 2014, 2013, and 2012
Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2014, 2013, and
2012
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

Date: March 16, 2015

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

Signature	Date	Capacity	Signature	Date	Capacity
/s/ Thomas R. Rochon	3/16/15	Chairman of the Board	/s/ Carl E. Haynes	3/16/15	Director
Thomas R. Rochon		Director	Carl E. Haynes

/s/ Stephen S. Romaine	3/16/15	President and Chief Executive	/s/ Susan A. Henry	3/16/15	Director
Stephen S. Romaine		Officer (Principal Executive Officer)	Susan A. Henry
Director

/s/ James W. Fulmer	3/16/15	Vice Chairman, Director	/s/ Patricia A. Johnson	3/16/15	Director
James W. Fulmer			Patricia A. Johnson

/s/ Francis M. Fetsko	3/16/15	Executive Vice President and	/s/ Frank C. Milewski	3/16/15	Director
Francis M. Fetsko		Chief Financial Officer	Frank C. Milewski
(Principal Financial Officer)
		(Principal Accounting	/s/ Sandra A. Parker	3/16/15	Director
		Officer)	Sandra A. Parker
/s/ John E. Alexander	3/16/15	Director
John E. Alexander			/s/ Michael H. Spain
			Michael H. Spain	3/16/15	Director
/s/ Paul J. Battaglia	3/16/15	Director
Paul J. Battaglia			/s/ William D. Spain, Jr.
			William D. Spain, Jr.	3/16/15	Director
/s/ Daniel J. Fessenden	3/16/15	Director
Daniel J. Fessenden			/s/ Alfred J. Weber
			Alfred J. Weber	3/16/15	Director
/s/ James R. Hardie	3/16/15	Director
James R. Hardie			/s/ Craig Yunker
			Craig Yunker	3/16/15	Director

(a)(3) Exhibits

Item No.	Description

2.1	Agreement and Plan of Reorganization, dated as of March 14, 1995, among the Bank, the Company and the Interim Bank, incorporated herein by reference to Exhibit 2 to the Company’s Registration Statement on From 8-A (No. 0-38625), filed with the Commission on January 22, 1996.
2.2	Agreement and Plan of Reorganization, dated as of July 30, 1999, between the Company and Letchworth, incorporated herein by reference to Annex A to the Company’s Registration Statement on Form S-4 (Registration No. 333-90411), filed with the Commission on November 5, 1999.
2.3	Agreement and Plan of Merger, dated January 25, 2012, by and among the Company, TMP Mergeco, Inc. and VIST Financial Corp., incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the Commission on January 26, 2012.
2.4	First Amendment to the Agreement and Plan of Merger, dated July 31, 2012, by and among the Company, TMP Mergeco, Inc. and VIST Financial Corp., incorporated herein by reference to Exhibit 10.1 to the Company’s Amended Quarterly Report on Form 10-Q/A, filed with the Commission on September 7, 2012.
3.1	Amended and Restated Certificate of Incorporation of the Company, incorporated herein by reference to Exhibit 3(i) to the Company’s Form 10-Q, filed with the Commission on August 11, 2008.
3.2	Second Amended and Restated Bylaws of the Company, incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the Commission on January 31, 2011.
4.1	Form of Specimen Common Stock Certificate of the Company, incorporated herein by reference to Exhibit 4 to the Company’s Registration Statement on Form 8-A (No. 0-27514), filed with the Commission on December 29, 1995.
4.2	Indenture (Tompkins Capital Trust I), dated as of April 10, 2009, incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the Commission on April 16, 2009.
4.3	Form of Subordinated Debenture (Tompkins Capital Trust I), included as Exhibit A to Exhibit 4.2 and incorporated herein by reference.
4.4	Amended and Restated Trust Agreement (Tompkins Capital Trust I), dated as of April 10, 2009, incorporated herein by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K, filed with the Commission on April 16, 2009.
4.5	Form of Convertible Preferred Security Certificate of Tompkins Capital Trust I, included as Exhibit D to Exhibit 4.4 and incorporated herein by reference.
4.6	Preferred Securities Guarantee Agreement, dated as of April 10, 2009, incorporated herein by reference to Exhibit 4.5 to the Company’s Current Report on From 8-K, filed with the Commission on April 16, 2009.
4.7	Agreement as to Expenses and Liabilities, dated as of April 10, 2009, incorporated herein by reference to Exhibit 4.6 to the Company’s Current Report on Form 8-K, filed with the Commission on April 16, 2009.
10.1*	Supplemental Executive retirement Agreement between Scott L. Gruber and Tompkins Financial Corporation dated April 30, 2013, incorporated herein by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K, filed with the Commission on March 17, 2014.
10.2*	Amended and Restated Retainer Plan for Eligible Directors of Tompkins Financial Corporation and Its Wholly-owned Subsidiaries incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K, filed with the Commission on March 16, 2009.
10.3*	Form of Director Deferred Compensation Agreement, incorporated herein by reference to Exhibit 10.4 to the Company’s Registration Statement on Form 8-A (No. 0-27514), filed with the Commission on December 29, 1995.
10.4*	Deferred Compensation Plan for Senior Officers, incorporated herein by reference to Exhibit 10.5 to the Company’s Registration Statement on Form 8-A (No. 0-27514), filed with the Commission on December 29, 1995.
10.5*	Supplemental Executive Retirement Agreement with James J. Byrnes, incorporated herein by reference to Exhibit 10.6 to the Company’s Registration Statement on Form 8-A (No. 0-27514), filed with the Commission on December 29, 1995.
10.6*	Severance Agreement with James J. Byrnes, incorporated herein by reference to Exhibit 10.7 to the Company’s Registration Statement on Form 8-A (No. 0-27514), filed with the Commission on December 29, 1995.
10.7*	Lease Agreement dated August 20, 1993, between Tompkins County Trust Company and Comex Plaza Associates, relating to leased property at the Rothschild Building, Ithaca, NY, incorporated herein by reference to Exhibit 10.8 to the Company’s Form 10-K, filed with the Commission on March 26, 1996.

10.8*	Employment Agreement, dated September 12, 1989, by and between Registrant and James W. Fulmer, incorporated by reference to the Registrant’s Amendment No. 1 to Form S-18 Registration Statement (Reg. No. 33-3114-NY), filed with the Commission on October 31, 1989 and wherein such Exhibit is designated as Exhibit 10(a).
10.9*	2001 Stock Option Plan, incorporated herein by reference to Exhibit 99 to the Company’s Registration Statement on Form S-8 (No. 333-75822), filed with the Commission on December 12, 2001.
10.11	Summary of Compensation Arrangements for Named Executive Officers and Directors, filed herewith.
10.12*	Supplemental Executive Retirement Agreement between James W. Fulmer and Tompkins Trustco, Inc., dated December 28, 2005, incorporated herein by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K, filed with the Commission on March 16, 2006.
10.13*	Amendment to Supplemental Executive Retirement Agreement between James W. Fulmer and the Company (formerly know as Tompkins Trustco, Inc.) dated as of September 2, 2014, incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on November 10, 2014.
10.14*	Supplemental Executive Retirement Agreement between Stephen S. Romaine and Tompkins Trustco, Inc., dated December 28, 2005, incorporated herein by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K, filed with the Commission on March 16, 2006.
10.15*	Supplemental Executive Retirement Agreement between Francis M. Fetsko and Tompkins Trustco, Inc., dated December 28, 2005, incorporated herein by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K, filed with the Commission on March 16, 2006.
10.16*	Supplemental Executive Retirement Agreement between David S. Boyce and Tompkins Trustco, Inc., dated December 28, 2005, incorporated herein by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K, filed with the Commission on March 16, 2006.
10.17*	Supplemental Executive Retirement Agreement between Robert B. Bantle and Tompkins Trustco, Inc., dated December 28, 2005, incorporated herein by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, filed with the Commission on March 16, 2006.
10.18*	Form of Officer Group Term Life Replacement Plan (the “Plan”) among Tompkins Trust Company and the Participants in the Plan, incorporated herein by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K, filed with the Commission on March 16, 2006.
10.20*	Amendment to the Tompkins Trustco, Inc. Supplemental Retirement Agreement with James J. Byrnes, incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on August 9, 2006.
10.21*	Tompkins Trustco, Inc. Officer Group Term Life Replacement Plan, as amended on June 26, 2006, incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report Form 10-Q, filed with the Commission on August 9, 2006.
10.22*	2009 Equity Plan, incorporated herein by reference to Exhibit 99 to the Company’s Registration Statement on Form S-8 (No. 333-160738), filed with the Commission on July 22, 2009.
10.23*	Supplemental Executive Retirement Agreement between the Company and Gregory J. Hartz, dated May 12, 2011, incorporated herein by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K, filed with the Commission on March 9, 2012.
10.24*	Employment Agreement, dated as of September 19, 2005 among Leesport Financial Corp., Leesport Bank and Robert D. Davis, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on August 7, 2012.
10.25*	First Amendment to Employment Agreement dated October 10, 2008, by and among Leesport Financial Corp. n/k/a VIST Financial Corp., Leesport Bank n/k/a VIST Bank and Robert D. Davis, incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Commission on August 7, 2012.
10.26*	Second Amendment to Employment Agreement dated July 24, 2012, by and among VIST Bank, VIST Financial Corp., the Company, and Robert D. Davis, incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the Commission on August 7, 2012.
10.27*	Form of Award under 2009 Equity Plan, incorporated herein by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K, filed with the Commission on March 18, 2013.
21	Subsidiaries of Registrant, incorporated herein by reference to Exhibit 21 to the Company’s Annual Report on Form 10-K, filed with the Commission on March 17, 2014.
23	Consent of Independent Registered Public Accounting Firm (filed herewith)
24	Power of Attorney, included on signature page of this Report on Form 10-K.
31.1	Certification of the Chief Executive Officer as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of the Chief Financial Officer as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
101	The following materials from the company’s Annual report on Form 10-K for the year ended December 31, 2014, formatted in XBRL (eXtensible Business reporting Language): (i) Condensed Consolidated Statements of Condition as of December 31, 2014; (ii) Condensed Consolidated Statements of Income as of December 31, 2014; (iii) Condensed consolidated Statements of Comprehensive Income as of December 31, 2014; (iv) Condensed Consolidated Statements of Cash Flows as of December 31, 2014; (v) Condensed Consolidated Statements of Changes in Shareholders’ Equity as of December 31, 2014; and (vi) Notes to Unaudited Condensed Consolidated Financial Statements.

 ______________________

*Denotes management contract or compensatory plan or arrangement

