Form 10-K/A
period 2014-12-31
TOMPKINS FINANCIAL CORP
filed 2015-04-27
CIK 1005817

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

____________

FORM 10-K/A

(Amendment No. 1)

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No☐ .

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes☐ No☒.

The aggregate market value of the registrant's common stock held by non-affiliates was $626,743,000 on June 30, 2014, based on the closing sales price of a share of the registrant's common stock, $.10 par value (the "Common Stock"), as reported on the NYSE MKT LLC, on such date.

The number of shares of the registrant's Common Stock outstanding as of March 6, 2015, was 14,932,525 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement relating to its 2015 Annual Meeting of stockholders, to be held on May 4, 2015, are incorporated by reference into Part III of this Form 10-K where indicated.

EXLPLANATORY NOTE

The Registrant is filing this Amendment No. 1 to Form 10-K for the fiscal year ended December 31, 2014 (“Amendment No. 1”) solely to correct an error on the cover page of the original Form 10-K as filed with the Securities and Exchange Commission on February 27, 2015 (the “Original Form 10-K”). The cover page of the Original Form 10-K mistakenly indicated that as of March 6, 2015 14,811,411 shares of the Registrant’s $0.01 par value Common Stock were outstanding. The correct number of shares of the Registrant’s $0.01 par value Common Stock outstanding as of such date was 14,932,525, as indicated on the cover page of this Amendment No. 1.

No changes are hereby made to the Registrant’s financial statements. Other than the change discussed above and the filing of the currently dated 302 certifications no changes have been made to the Original Form 10-K or the exhibits filed therewith. As such, this Amendment No1 should be read in conjunction with the Original From 10-K.

The information contained in this Amendment No. 1 does not reflect events occurring subsequent to the filing of the Original Form 10-K

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)(3) Exhibits

The documents listed on the attached Exhibit Index are filed as part of this Amendment No. 1

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

TOMPKINS FINANCIAL CORPORATION

By:	/s/ Stephen S. Romaine
Stephen S. Romaine
President and Chief Executive Officer
(Principal Executive Officer)

Date: April 22, 2015

Exhibit Index

Item No.	Description

31.1	Certification of the Chief Executive Officer as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of the Chief Financial Officer as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(filed herewith).