Form 10-Q
period 2015-03-31
TOMPKINS FINANCIAL CORP
filed 2015-05-11
CIK 1005817

United States

 Securities and Exchange Commission

 Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

Large Accelerated Filer ☐	Accelerated Filer ☒
Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)   Yes  ☐   No  ☒.

Indicate the number of shares of the Registrant’s Common Stock outstanding as of the latest practicable date:

Class	Outstanding as of April 30, 2015
Common Stock, $0.10 par value	14,972,529 shares

TOMPKINS FINANCIAL CORPORATION

FORM 10-Q

TOMPKINS FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CONDITION

(In thousands, except share and per share data) (Unaudited)	As of	As of
ASSETS	03/31/2015	12/31/2014
Cash and noninterest bearing balances due from banks	$62,017	$53,921
Interest bearing balances due from banks	1,979	2,149
Cash and Cash Equivalents	63,996	56,070
Trading securities, at fair value	8,605	8,992
Available-for-sale securities, at fair value (amortized cost of $1,436,118 at March 31, 2015 and $1,397,458 at December 31, 2014)	1,449,926	1,402,236
Held-to-maturity securities, at amortized cost (fair value of $99,258 at March 31, 2015 and $89,036 at December 31, 2014)	97,066	88,168
Originated loans and leases, net of unearned income and deferred costs and fees	2,898,533	2,839,974
Acquired loans and leases, covered	16,768	19,319
Acquired loans and leases, non-covered	512,256	533,995
Less: Allowance for loan and lease losses	29,485	28,997
Net Loans and Leases	3,398,072	3,364,291
FDIC indemnification asset	1,318	1,903
Federal Home Loan Bank stock	21,035	21,259
Bank premises and equipment, net	59,650	59,800
Corporate owned life insurance	74,339	73,725
Goodwill	92,243	92,243
Other intangible assets, net	14,110	14,649
Accrued interest and other assets	77,173	86,225
Total Assets	$5,357,533	$5,269,561
LIABILITIES
Deposits:
Interest bearing:
Checking, savings and money market	2,398,201	2,247,708
Time	916,975	898,081
Noninterest bearing	967,590	1,023,365
Total Deposits	4,282,766	4,169,154
Federal funds purchased and securities sold under agreements to repurchase	135,769	147,037
Other borrowings, including certain amounts at fair value of $10,920 at March 31, 2015 and $10,961 at December 31, 2014	330,850	356,541
Trust preferred debentures	37,380	37,337
Other liabilities	66,472	69,909
Total Liabilities	$4,853,237	$4,779,978
EQUITY
Tompkins Financial Corporation shareholders’ equity:
Common Stock - par value $.10 per share: Authorized 25,000,000 shares; Issued: 14,997,989 at March 31, 2015; and 14,931,354 at December 31, 2014	1,500	1,493
Additional paid-in capital	352,096	348,889
Retained earnings	170,854	165,160
Accumulated other comprehensive loss	(18,262)	(24,011)
Treasury stock, at cost – 109,098 shares at March 31, 2015, and 111,436 shares at December 31, 2014	(3,377)	(3,400)
Total Tompkins Financial Corporation Shareholders’ Equity	502,811	488,131
Noncontrolling interests	1,485	1,452
Total Equity	$504,296	$489,583
Total Liabilities and Equity	$5,357,533	$5,269,561

See notes to consolidated financial statements

TOMPKINS FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended
(In thousands, except per share data) (Unaudited)	03/31/2015	03/31/2014
INTEREST AND DIVIDEND INCOME
Loans	$37,376	$36,954
Due from banks	1	1
Trading securities	94	112
Available-for-sale securities	7,814	7,936
Held-to-maturity securities	596	152
Federal Home Loan Bank stock and Federal Reserve Bank stock	347	210
Total Interest and Dividend Income	46,228	45,365
INTEREST EXPENSE
Time certificates of deposits of $100,000 or more	906	952
Other deposits	1,715	1,790
Federal funds purchased and securities sold under agreements to repurchase	670	817
Trust preferred debentures	570	570
Other borrowings	1,139	1,209
Total Interest Expense	5,000	5,338
Net Interest Income	41,228	40,027
Less: Provision for loan and lease losses	209	743
Net Interest Income After Provision for Loan and Lease Losses	41,019	39,284
NONINTEREST INCOME
Insurance commissions and fees	7,370	7,257
Investment services income	4,007	4,010
Service charges on deposit accounts	2,157	2,116
Card services income	1,818	2,112
Mark-to-market loss on trading securities	(63)	(59)
Mark-to-market gain on liabilities held at fair value	41	65
Other income	2,026	1,839
Gain on sale of available-for-sale securities	290	94
Total Noninterest Income	17,646	17,434
NONINTEREST EXPENSES
Salaries and wages	17,568	16,646
Pension and other employee benefits	5,994	6,045
Net occupancy expense of premises	3,339	3,260
Furniture and fixture expense	1,450	1,337
FDIC insurance	741	811
Amortization of intangible assets	507	527
Other operating expense	10,093	9,584
Total Noninterest Expenses	39,692	38,210
Income Before Income Tax Expense	18,973	18,508
Income Tax Expense	6,260	5,906
Net Income attributable to Noncontrolling Interests and Tompkins Financial Corporation	12,713	12,602
Less: Net income attributable to noncontrolling interests	33	33
Net Income Attributable to Tompkins Financial Corporation	$12,680	$12,569
Basic Earnings Per Share	$0.85	$0.85
Diluted Earnings Per Share	$0.84	$0.84

See notes to consolidated financial statements

Consolidated Statements of Comprehensive Income

	Three Months Ended
(in thousands) (Unaudited)	03/31/2015	03/31/2014
Net income attributable to noncontrolling interests and Tompkins Financial Corporation	$12,713	$12,602
Other comprehensive income, net of tax:

Available-for-sale securities:
Change in net unrealized gain during the period	5,592	5,290
Reclassification adjustment for net realized gain on sale of available-for-sale securities included in net income	(174)	(56)

Employee benefit plans:
Amortization of net retirement plan actuarial gain	438	192
Amortization of net retirement plan prior service (credit) cost	(107)	8

Other comprehensive income	5,749	5,434

Subtotal comprehensive income attributable to noncontrolling interests and Tompkins Financial Corporation	18,462	18,036
Less: Net income attributable to noncontrolling interests	(33)	(33)
Total comprehensive income attributable to Tompkins Financial Corporation	$18,429	$18,003

See notes to unaudited condensed consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands) (Unaudited)	03/31/2015	03/31/2014
OPERATING ACTIVITIES
Net income attributable to Tompkins Financial Corporation	$12,680	$12,569
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	209	743
Depreciation and amortization of premises, equipment, and software	1,568	1,384
Amortization of intangible assets	507	527
Earnings from corporate owned life insurance	(614)	(502)
Net amortization on securities	2,744	2,544
Amortization/accretion related to purchase accounting	(1,590)	(1,958)
Mark-to-market loss on trading securities	63	59
Mark-to-market gain on liabilities held at fair value	(41)	(65)
Net gain on securities transactions	(290)	(94)
Net gain on sale of loans originated for sale	(4)	(50)
Proceeds from sale of loans originated for sale	331	2,577
Loans originated for sale	(426)	(2,555)
Net loss (gain) on sale of bank premises and equipment	0	15
Stock-based compensation expense	386	342
Increase in accrued interest receivable	(339)	(68)
Increase (decrease) in accrued interest payable	73	(153)
Proceeds from maturities and payments of trading securities	320	430
Other, net	2,620	(5,069)
Net Cash Provided by Operating Activities	18,197	10,676
INVESTING ACTIVITIES
Proceeds from maturities, calls and principal paydowns of available-for-sale securities	67,132	73,943
Proceeds from sales of available-for-sale securities	16,257	24,263
Proceeds from maturities, calls and principal paydowns of held-to-maturity securities	1,922	937
Purchases of available-for-sale securities	(124,906)	(116,719)
Purchases of held-to-maturity securities	(10,890)	(778)
Net increase in loans	(33,000)	(9,427)
Net decrease in Federal Home Loan Bank stock	224	6,801
Proceeds from sale of bank premises and equipment	0	58
Purchases of bank premises and equipment	(1,222)	(2,112)
Redemption (purchase) of corporate owned life insurance	0	(2,500)
Other, net	259	(210)
Net Cash Used in Investing Activities	(84,224)	(25,744)
FINANCING ACTIVITIES
Net increase in demand, money market, and savings deposits	94,718	124,772
Net increase in time deposits	19,280	33,703
Net decrease in Federal funds purchases and securities sold under agreements to repurchase	(10,985)	(8,647)
Increase in other borrowings	73,950	42,140
Repayment of other borrowings	(99,600)	(158,990)
Cash dividends	(6,261)	(5,905)
Shares issued for dividend reinvestment plan	0	1,295
Shares issued for employee stock ownership plan	1,595	1,528
Net shares issued related to restricted stock awards	0	125
Net proceeds from exercise of stock options	1,120	405
Tax benefit from stock option exercises	136	57
Net Cash Provided by Financing Activities	73,953	30,483
Net Increase in Cash and Cash Equivalents	7,926	15,415
Cash and cash equivalents at beginning of period	56,070	82,884
Total Cash & Cash Equivalents at End of Period	63,996	98,299

See notes to unaudited condensed consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands) (Unaudited)	03/31/2015	03/31/2014
Supplemental Information:
Cash paid during the year for - Interest	$5,313	$6,012
Cash paid during the year for - Taxes	183	283
Transfer of loans to other real estate owned	187	1,271

See notes to unaudited condensed consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)
(in thousands except share and per share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Non-controlling Interests	Total
Balances at January 1, 2014	$1,479	$346,096	$137,102	$(25,119)	$(3,071)	$1,452	$457,939
Net income attributable to noncontrolling interests and Tompkins Financial Corporation			12,569			33	12,602
Other comprehensive income				5,434			5,434
Total Comprehensive Income							18,036
Cash dividends ($0.40 per share)			(5,905)				(5,905)
Net exercise of stock options and related tax benefit (20,515 shares)	2	460					462
Shares issued for dividend reinvestment plan (27,038 shares)	2	1,293					1,295
Compensation expense stock options		342					342
Shares issued for employee stock ownership plan (31,192 shares)	3	1,525					1,528
Directors deferred compensation plan (1,528 shares)		(29)			29		0
Restricted stock activity (1,165 shares)		125					125
Balances at March 31, 2014	$1,486	$349,812	$143,766	$(19,685)	$(3,042)	$1,485	$473,822

Balances at January 1, 2015	$1,493	$348,889	$165,160	$(24,011)	$(3,400)	$1,452	$489,583
Net income attributable to noncontrolling interests and Tompkins Financial Corporation			12,680			33	12,713
Other comprehensive income				5,749			5,749
Total Comprehensive Income							18,462
Cash dividends ($0.42 per share)			(6,261)				(6,261)
Net exercise of stock options and related tax benefit (41,948 shares)	4	1,252					1,256
Compensation expense stock options		386					386
Shares issued for employee stock ownership plan (29,554 shares)	3	1,592					1,595
Directors deferred compensation plan (2,338 shares)		(23)			23		0
Restricted stock activity (4,867 shares)							0
Adoption of ASU 2014-01 Investments
Accounting for Investments in Qualified Affordable Housing Projects			(725)				(725)
Balances at March 31, 2015	$1,500	$352,096	$170,854	$(18,262)	$(3,377)	$1,485	$504,296

See notes to unaudited condensed consolidated financial statements

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Business

Tompkins Financial Corporation (“Tompkins” or the “Company”) is headquartered in Ithaca, New York and is registered as a Financial Holding Company with the Federal Reserve Board under the Bank Holding Company Act of 1956, as amended. The Company is a locally oriented, community-based financial services organization that offers a full array of products and services, including commercial and consumer banking, leasing, trust and investment management, financial planning and wealth management, and insurance services. At March 31, 2015, the Company’s subsidiaries included: four wholly-owned banking subsidiaries, Tompkins Trust Company (the “Trust Company”), The Bank of Castile (DBA Tompkins Bank of Castile), Mahopac Bank (formerly known as Mahopac National Bank, DBA Tompkins Mahopac Bank), VIST Bank (DBA Tompkins VIST Bank); and a wholly-owned insurance agency subsidiary, Tompkins Insurance Agencies, Inc. (“Tompkins Insurance”). The trust division of the Trust Company provides a full array of investment services, including investment management, trust and estate, financial and tax planning as well as life, disability and long-term care insurance services. The Company’s principal offices are located at The Commons, Ithaca, New York, 14851, and its telephone number is (888) 503-5753. The Company’s common stock is traded on the NYSE MKT LLC under the Symbol “TMP.”

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

In management’s opinion, the unaudited condensed consolidated financial statements reflect all adjustments of a normal recurring nature. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year ended December 31, 2015. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. There have been no significant changes to the Company’s accounting policies from those presented in the 2014 Annual Report on Form 10-K. Refer to Note 3- “Accounting Standards Updates” of this Report for a discussion of recently issued accounting guidelines.

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

3. Accounting Standards Updates

ASU 2014-01, “Investments (Topic 323), Accounting for Investments in Qualified Affordable Housing Projects.” The amendments in this ASU provide guidance on accounting for investments by a reporting entity in flow-through limited liability entities that manage or invest in affordable housing projects that qualify for the low-income housing tax credit. The amendments permit reporting entities to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met. Under the proportional amortization method, an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognize the net investment performance in the income statement as a component of income tax expense (benefit). The amendments in this ASU became effective for the Company for annual periods beginning January 1, 2015 and should be applied retrospectively to all periods presented. A reporting entity that uses the effective yield method to account for its investments in qualified affordable housing projects before the date of adoption may continue to apply the effective yield method for those preexisting investments.

The Company previously accounted for its investments in qualified affordable housing projects under the cost method; however, the Company determined that its investments in its qualified affordable housing projects meet the conditions set forth in ASU 2014-01 to account for these investments under the proportional amortization method. The Company believes that amortizing its investments in qualified affordable housing projects as a component of income tax expense rather than as a component of operating expenses better reflects the nature and intent of these investments. As a result of adopting ASU 2014-01, the Company recognized additional income tax expense attributable to the amortization of investments in qualified affordable housing projects of $0.1 million during the three months ended March 31, 2015. While the adoption of ASU 2014-01 requires retrospective application to all periods presented, the Company did not restate income tax expense for the three months ended March 31, 2014 as the amount of additional income tax expense attributable to the amortization of investments in qualified affordable housing projects was not considered material. While the adoption of ASU 2014-01 requires retrospective application to all periods presented, the Company did not restate the prior period financial statements as the amounts were not material. The net effect of adoption is $725,000 and is reported in the Statement of Changes in Shareholder’s Equity for the three months ended March 31, 2015. The Company’s remaining investment in qualified affordable housing projects, net of amortization totaled $3.0 million and $3.9 million at March 31, 2015 and December 31, 2014, respectively.

ASU 2014-12 “Compensation—Stock Compensation” (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period, a consensus of the FASB Emerging Issues Task Force (ASU 2014-12). ASU 2014-12 requires that a performance target that affects vesting of share-based payment awards and that could be achieved after the requisite service period be treated as a performance condition. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the periods for which the requisite service has already been rendered. If the performance target becomes probable of being achieved before the end of the requisite service period, the remaining unrecognized compensation cost should be recognized prospectively over the remaining requisite service period. The total amount of compensation cost recognized during and after the requisite service period should reflect the number of awards that are expected to vest and should be adjusted to reflect those awards that ultimately vest. The requisite service period ends when the employee can cease rendering service and still be eligible to vest in the award if the performance target is achieved. ASU 2014-12 is effective for all entities for interim and annual periods beginning after December 15, 2015, with early adoption permitted. An entity may apply the amendments in ASU 2014-12 either (i) prospectively to all awards granted or modified after the effective date or (ii) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. The adoption of ASU 2014-12 is not expected to have a material impact on the Company’s consolidated financial condition or results of operations because the Company has not historically granted performance-based stock compensation.

4. Securities

Available-for-Sale Securities

The following table summarizes available-for-sale securities held by the Company at March 31, 2015:

	Available-for-Sale Securities
March 31, 2015	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(in thousands)
Obligations of U.S. Government sponsored entities	$573,577	$9,960	$233	$583,304
Obligations of U.S. states and political subdivisions	72,597	1,136	160	73,573
Mortgage-backed securities – residential, issued by
U.S. Government agencies	103,613	2,345	852	105,106
U.S. Government sponsored entities	682,573	7,586	5,595	684,564
Non-U.S. Government agencies or sponsored entities	258	4	0	262
U.S. corporate debt securities	2,500	0	338	2,162
Total debt securities	1,435,118	21,031	7,178	1,448,971
Equity securities	1,000	0	45	955
Total available-for-sale securities	$1,436,118	$21,031	$7,223	$1,449,926

The following table summarizes available-for-sale securities held by the Company at December 31, 2014:

	Available-for-Sale Securities
December 31, 2014	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(in thousands)
Obligations of U.S. Government sponsored entities	$553,300	$6,222	$1,702	$557,820
Obligations of U.S. states and political subdivisions	70,790	999	279	71,510
Mortgage-backed securities – residential, issued by
U.S. Government agencies	108,931	2,339	1,344	109,926
U.S. Government sponsored entities	660,195	7,309	8,384	659,120
Non-U.S. Government agencies or sponsored entities	267	4	0	271
U.S. corporate debt securities	2,500	0	338	2,162
Total debt securities	1,395,983	16,873	12,047	1,400,809
Equity securities	1,475	0	48	1,427
Total available-for-sale securities	$1,397,458	$16,873	$12,095	$1,402,236

Held-to-Maturity Securities

The following table summarizes held-to-maturity securities held by the Company at March 31, 2015:

	Held-to-Maturity Securities
March 31, 2015	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(in thousands)
Obligations of U.S. Government sponsored entities	$81,982	$1,768	$63	$83,687
Obligations of U.S. states and political subdivisions	$15,084	$487	$0	$15,571
Total held-to-maturity debt securities	$97,066	$2,255	$63	$99,258

The following table summarizes held-to-maturity securities held by the Company at December 31, 2014:

	Held-to-Maturity Securities
December 31, 2014	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(in thousands)
Obligations of U.S. Government sponsored entities	$71,906	$400	$37	$72,269
Obligations of U.S. states and political subdivisions	16,262	505	0	16,767
Total held-to-maturity debt securities	$88,168	$905	$37	$89,036

The Company may from time to time sell investment securities from its available-for-sale portfolio. Realized gains on available-for-sale securities were $290,000 and $172,000 for the three month periods ending March 31, 2015 and 2014, respectively. Realized losses on available-for-sale securities were $0 and $78,000 for the three month periods ending March 31, 2015 and 2014, respectively. The sales of available-for-sale investment securities were the result of general investment portfolio and interest rate risk management.

The following table summarizes available-for-sale securities that had unrealized losses at March 31, 2015:

	Less than 12 Months		12 Months or Longer		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Obligations of U.S. Government sponsored entities	$37,667	$90	$17,550	$143	$55,217	$233
Obligations of U.S. states and political subdivisions	16,833	140	2,142	20	18,975	160
Mortgage-backed securities – issued by
U.S. Government agencies	2,455	4	36,556	848	39,011	852
U.S. Government sponsored entities	131,045	740	218,656	4,855	349,701	5,595
U.S. corporate debt securities	0	0	2,162	338	2,162	338
Equity securities	0	0	955	45	955	45
Total available-for-sale securities	$188,000	$974	$278,021	$6,249	$466,021	$7,223

The following table summarizes held-to-maturity securities that had unrealized losses at March 31, 2015.

	Less than 12 Months		12 Months or Longer		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of U.S. Government sponsored entities	$10,079	$63	$0	$0	$10,079	$63
Total held-to-maturity securities	$10,079	$63	$0	$0	$10,079	$63

The following table summarizes available-for-sale securities that had unrealized losses at December 31, 2014:

	Less than 12 Months		12 Months or Longer		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of U.S. Government sponsored entities	$71,363	$385	$65,497	$1,317	$136,860	$1,702
Obligations of U.S. states and political subdivisions	15,451	124	8,102	155	23,553	279

Mortgage-backed securities – residential, issued by
U.S. Government agencies	2,623	21	28,502	1,323	31,125	1,344
U.S. Government sponsored entities	162,377	719	271,503	7,665	433,880	8,384
U.S. corporate debt securities	0	0	2,163	338	2,163	338
Equity securities	0	0	952	48	952	48
Total available-for-sale securities	$251,814	$1,249	$376,719	$10,846	$628,533	$12,095

The following table summarizes held-to-maturity securities that had unrealized losses at December 31, 2014.

	Less than 12 Months		12 Months or Longer		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of U.S. Government sponsored entities	$15,095	$37	$0	$0	$15,095	$37
Total held-to-maturity securities	$15,095	$37	$0	$0	$15,095	$37

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

The Company does not intend to sell other-than-temporarily impaired investment securities that are in an unrealized loss position until recovery of unrealized losses (which may be until maturity), and it is not more-likely-than not that the Company will be required to sell the investment securities, before recovery of their amortized cost basis, which may be at maturity. Accordingly, as of March 31, 2015, and December 31, 2014, management has determined that the unrealized losses detailed in the tables above are not other-than-temporary.

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

As a result of the other-than-temporarily impairment review process, the Company does not consider any investment security held at March 31, 2015 to be other-than-temporarily impaired.

The amortized cost and estimated fair value of debt securities by contractual maturity are shown in the following table. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Mortgage-backed securities are shown separately since they are not due at a single maturity date.

March 31, 2015
(in thousands)	Amortized Cost	Fair Value
Available-for-sale securities:
Due in one year or less	$68,446	$69,829
Due after one year through five years	391,117	398,772
Due after five years through ten years	173,150	174,819
Due after ten years	15,961	15,619
Total	648,674	659,039
Mortgage-backed securities	786,444	789,932
Total available-for-sale debt securities	$1,435,118	$1,448,971

December 31, 2014
(in thousands)	Amortized Cost	Fair Value
Available-for-sale securities:
Due in one year or less	$67,281	$68,350
Due after one year through five years	342,548	347,230
Due after five years through ten years	199,724	199,276
Due after ten years	17,037	16,636
Total	626,590	631,492
Mortgage-backed securities	769,393	769,317
Total available-for-sale debt securities	$1,395,983	$1,400,809

March 31, 2015
(in thousands)	Amortized Cost	Fair Value
Held-to-maturity securities:
Due in one year or less	$10,394	$10,454
Due after one year through five years	3,358	3,616
Due after five years through ten years	83,006	84,835
Due after ten years	308	353
Total held-to-maturity debt securities	$97,066	$99,258

December 31, 2014
(in thousands)	Amortized Cost	Fair Value
Held-to-maturity securities:
Due in one year or less	$11,400	$11,471
Due after one year through five years	3,440	3,694
Due after five years through ten years	73,020	73,518
Due after ten years	308	353
Total held-to-maturity debt securities	$88,168	$89,036

The Company also holds non-marketable Federal Home Loan Bank New York (“FHLBNY”) stock, non-marketable Federal Home Loan Bank Pittsburgh (“FHLBPITT”) stock and non-marketable Atlantic Central Bankers Bank stock, all of which are required to be held for regulatory purposes and for borrowing availability. The required investment in FHLB stock is tied to the Company’s borrowing levels with the FHLB. Holdings of FHLBNY stock, FHLBPITT stock, and ACBB stock totaled $10.1 million, $10.9 million and $95,000 at March 31, 2015, respectively. These securities are carried at par, which is also cost. The FHLBNY and FHLBPITT continue to pay dividends and repurchase stock. As such, the Company has not recognized any impairment on its holdings of FHLBNY and FHLBPITT stock. Quarterly, we evaluate our investment in the FHLB for impairment. We evaluate recent and long-term operating performance, liquidity, funding and capital positions, stock repurchase history, dividend history and impact of legislative and regulatory changes. Based on our most recent evaluation, as of March 31, 2015, we have determined that no impairment write-downs are currently required.

Trading Securities

The following summarizes trading securities, at estimated fair value, as of:

(in thousands)	03/31/2015	12/31/2014

Obligations of U.S. Government sponsored entities	$7,240	$7,404
Mortgage-backed securities – residential, issued by
U.S. Government sponsored entities	1,365	1,588
Total	$8,605	$8,992

The decrease in trading securities reflects principal repayments and maturities received during the quarter ended March 31, 2105. The pre-tax mark-to-market losses on trading securities during the three months ended March 31, 2015 were $63,000 compared to $59,000 for the three months ended March 31, 2014.

The Company pledges securities as collateral for public deposits and other borrowings, and sells securities under agreements to repurchase. Securities carried of $1.2 billion and $1.1 billion at March 31, 2015, and December 31, 2014, respectively, were either pledged or sold under agreements to repurchase.

5. Loans and Leases

Loans and Leases at March 31, 2015 and December 31, 2014 were as follows:

	03/31/2015			12/31/2014
(in thousands)	Originated	Acquired	Total Loans and Leases	Originated	Acquired	Total Loans and Leases
Commercial and industrial
Agriculture	$58,742	$0	$58,742	$78,507	$0	$78,507
Commercial and industrial other	707,283	93,013	800,296	688,529	97,034	785,563
Subtotal commercial and industrial	766,025	93,013	859,038	767,036	97,034	864,070
Commercial real estate
Construction	70,657	44,219	114,876	72,427	35,906	108,333
Agriculture	59,905	2,344	62,249	58,994	3,182	62,176
Commercial real estate other	1,016,309	287,823	1,304,132	979,621	308,488	1,288,109
Subtotal commercial real estate	1,146,871	334,386	1,481,257	1,111,042	347,576	1,458,618
Residential real estate
Home equity	188,546	52,715	241,261	186,957	56,008	242,965
Mortgages	732,643	31,095	763,738	710,904	32,282	743,186
Subtotal residential real estate	921,189	83,810	1,004,999	897,861	88,290	986,151
Consumer and other
Indirect	17,716	0	17,716	18,298	0	18,298
Consumer and other	35,947	1,047	36,994	35,874	1,095	36,969
Subtotal consumer and other	53,663	1,047	54,710	54,172	1,095	55,267
Leases	13,106	0	13,106	12,251	0	12,251
Covered loans	0	16,768	16,768	0	19,319	19,319
Total loans and leases	2,900,854	529,024	3,429,878	2,842,362	553,314	3,395,676
Less: unearned income and deferred costs and fees	(2,321)	0	(2,321)	(2,388)	0	(2,388)
Total loans and leases, net of unearned income and deferred costs and fees	$2,898,533	$529,024	$3,427,557	$2,839,974	$553,314	$3,393,288

The outstanding principal balance and the related carrying amount of the Company’s loans acquired in the VIST Bank acquisition are as follows at March 31, 2015 and December 31, 2014:

(in thousands)	03/31/2015	12/31/2014
Acquired Credit Impaired Loans
Outstanding principal balance	$40,545	$44,273
Carrying amount	31,003	34,410
Acquired Non-Credit Impaired Loans
Outstanding principal balance	503,249	525,182
Carrying amount	498,021	518,904
Total Acquired Loans
Outstanding principal balance	543,794	569,455
Carrying amount	529,024	553,314

The following tables present changes in accretable yield on loans acquired from VIST Bank that were considered credit impaired.

(in thousands)
Balance at January 1, 2014	$10,954
Accretion	(4,598)
Disposals (loans paid in full)	(250)
Reclassifications to/from nonaccretable difference[1]	2,498
Other changes in expected cash flows[2]	0
Balance at December 31, 2014	$8,604

(in thousands)
Balance at January 1, 2015	$8,604
Accretion	(837)
Disposals (loans paid in full)	(39)
Reclassifications to/from nonaccretable difference[1]	660
Other changes in expected cash flows[2]	0
Balance at March 31, 2015	$8,388

[1] Results in increased interest income as a prospective yield adjustment over the remaining life of the loans, as well as increased interest income from loan sales, modification and prepayments.
[2] Represents changes in cash flows expected to be collected due to factors other than credit (e.g. changes in prepayment assumptions and/or changes in interest rates on variable rate loans).

At March 31, 2015, acquired loans included $16.8 million of covered loans. VIST Bank had previously acquired these loans in an FDIC assisted transaction in the fourth quarter of 2010. In accordance with a loss sharing agreement with the FDIC, certain losses and expenses relating to covered loans may be reimbursed by the FDIC at 70% or, if net losses exceed certain levels specified in the loss sharing agreements, 80%. See Note 7 – “FDIC Indemnification Asset Related to Covered Loans” for further discussion of the loss sharing agreements and related FDIC indemnification assets.

The Company has adopted comprehensive lending policies, underwriting standards and loan review procedures. Management reviews these policies and procedures on a regular basis. The Company discussed its lending policies and underwriting guidelines for its various lending portfolios in Note 3 – “Loans and Leases” in the Notes to Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. There have been no significant changes in these policies and guidelines. As such, these policies are reflective of new originations as well as those balances held at March 31, 2015. The Company’s Board of Directors approves the lending policies at least annually. The Company recognizes that exceptions to policy guidelines may occasionally occur and has established procedures for approving exceptions to these policy guidelines. Management has also implemented reporting systems to monitor loan origination, loan quality, concentrations of credit, loan delinquencies and nonperforming loans and potential problem loans.

Loans are considered past due if the required principal and interest payments have not been received as of the date such payments are due. Generally loans are placed on nonaccrual status if principal or interest payments become 90 days or more past due and/or management deems the collectability of the principal and/or interest to be in question as well as when required by regulatory agencies. When interest accrual is discontinued, all unpaid accrued interest is reversed. Payments received on loans on nonaccrual are generally applied to reduce the principal balance of the loan. Loans are generally returned to accrual status when all the principal and interest amounts contractually due are brought current, the borrower has established a payment history, and future payments are reasonably assured. When management determines that the collection of principal in full is not probable, management will charge-off a partial amount or full amount of the loan balance. Management considers specific facts and circumstances relative to each individual credit in making such a determination. For residential and consumer loans, management uses specific regulatory guidance and thresholds for determining charge-offs.

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

The below table is an age analysis of past due loans, segregated by originated and acquired loan and lease portfolios, and by class of loans, as of March 31, 2015 and December 31, 2014.

March 31, 2015
(in thousands)	30-89 days	90 days or more	Current Loans	Total Loans	90 days and accruing[1]	Nonaccrual
Originated Loans and Leases
Commercial and industrial
Agriculture	$0	$0	$58,742	$58,742	$0	$0
Commercial and industrial other	389	1,228	705,666	707,283	0	960
Subtotal commercial and industrial	389	1,228	764,408	766,025	0	960
Commercial real estate
Construction	0	0	70,657	70,657	0	0
Agriculture	0	0	59,905	59,905	0	115
Commercial real estate other	573	3,381	1,012,355	1,016,309	0	4,510
Subtotal commercial real estate	573	3,381	1,142,917	1,146,871	0	4,625
Residential real estate
Home equity	117	2,046	186,383	188,546	59	1,374
Mortgages	1,041	6,329	725,273	732,643	177	6,609
Subtotal residential real estate	1,158	8,375	911,656	921,189	236	7,983
Consumer and other
Indirect	308	39	17,369	17,716	0	62
Consumer and other	10	146	35,791	35,947	0	181
Subtotal consumer and other	318	185	53,160	53,663	0	243
Leases	0	0	13,106	13,106	0	0
Total loans and leases	2,438	13,169	2,885,247	2,900,854	236	13,811
Less: unearned income and deferred costs and fees	0	0	0	(2,321)	0	0
Total originated loans and leases, net of unearned income and deferred costs and fees	$2,438	$13,169	$2,885,247	$2,898,533	$236	$13,811
Acquired Loans and Leases
Commercial and industrial
Commercial and industrial other	0	775	92,238	93,013	486	669
Subtotal commercial and industrial	0	775	92,238	93,013	486	669
Commercial real estate
Construction	0	1,719	42,500	44,219	1,347	372
Agriculture	0	0	2,344	2,344	0	0
Commercial real estate other	1,412	1,851	284,560	287,823	116	2,061
Subtotal commercial real estate	1,412	3,570	329,404	334,386	1,463	2,433
Residential real estate
Home equity	197	549	51,969	52,715	190	616
Mortgages	937	883	29,275	31,095	672	965
Subtotal residential real estate	1,134	1,432	81,244	83,810	862	1,581
Consumer and other
Consumer and other	0	0	1,047	1,047	0	0
Subtotal consumer and other	0	0	1,047	1,047	0	0
Covered loans	547	682	15,539	16,768	682	0
Total acquired loans and leases, net of unearned income and deferred costs and fees	$3,093	$6,459	$519,472	$529,024	$3,493	$4,683

December 31, 2014
(in thousands)	30-89 days	90 days or more	Current Loans	Total Loans	90 days and accruing[1]	Nonaccrual
Originated loans and leases
Commercial and industrial
Agriculture	$0	$0	$78,507	$78,507	$0	$0
Commercial and industrial other	889	1,329	686,311	688,529	0	1,435
Subtotal commercial and industrial	889	1,329	764,818	767,036	0	1,435
Commercial real estate
Construction	206	0	72,221	72,427	0	0
Agriculture	0	105	58,889	58,994	0	131
Commercial real estate other	760	3,247	975,614	979,621	0	4,911
Subtotal commercial real estate	966	3,352	1,106,724	1,111,042	0	5,042
Residential real estate
Home equity	1,414	1,061	184,482	186,957	59	1,279
Mortgages	2,963	5,308	702,633	710,904	47	6,194
Subtotal residential real estate	4,377	6,369	887,115	897,861	106	7,473
Consumer and other
Indirect	542	75	17,681	18,298	0	101
Consumer and other	75	4	35,795	35,874	0	248
Subtotal consumer and other	617	79	53,476	54,172	0	349
Leases	0	0	12,251	12,251	0	0
Total loans and leases	6,849	11,129	2,824,384	2,842,362	106	14,299
Less: unearned income and deferred costs and fees	0	0	0	(2,388)	0	0
Total originated loans and leases, net of unearned income and deferred costs and fees	$6,849	$11,129	$2,824,384	$2,839,974	$106	$14,299
Acquired loans and leases
Commercial and industrial
Commercial and industrial other	5	1,156	95,873	97,034	475	681
Subtotal commercial and industrial	5	1,156	95,873	97,034	475	681
Commercial real estate
Construction	0	1,759	34,147	35,906	1,385	436
Agriculture	0	0	3,182	3,182	0	0
Commercial real estate other	0	1,918	306,570	308,488	77	2,042
Subtotal commercial real estate	0	3,677	343,899	347,576	1,462	2,478
Residential real estate
Home equity	135	704	55,169	56,008	177	592
Mortgages	1,041	907	30,334	32,282	500	978
Subtotal residential real estate	1,176	1,611	85,503	88,290	677	1,570
Consumer and other
Consumer and other	5	0	1,090	1,095	0	0
Subtotal consumer and other	5	0	1,090	1,095	0	0
Covered loans	533	914	17,872	19,319	914	0
Total acquired loans and leases, net of unearned income and deferred costs and fees	$1,719	$7,358	$544,237	$553,314	$3,528	$4,729

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

Since the methodology is based upon historical experience and trends as well as management’s judgment, factors may arise that result in different estimates. Significant factors that could give rise to changes in these estimates may include, but are not limited to, changes in economic conditions in the local area, concentration of risk, changes in interest rates, and declines in local property values. While management’s evaluation of the allowance as of March 31, 2015, considers the allowance to be appropriate, under adversely different conditions or assumptions, the Company would need to increase or decrease the allowance.

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

The following tables detail activity in the allowance for loan and lease losses segregated by originated and acquired loan and lease portfolios and by portfolio segment for the three months ended March 31, 2015 and 2014. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

Three months ended March 31, 2015
(in thousands)	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer and Other	Finance Leases	Total
Allowance for originated loans and leases
Beginning balance	$9,157	$12,069	$5,030	$1,900	$0	$28,156
Charge-offs	(2)	(14)	(93)	(267)	0	(376)
Recoveries	147	208	47	168	0	570
Provision (credit)	528	75	(319)	56		340
Ending Balance	$9,830	$12,338	$4,665	$1,857	$0	$28,690

Three months ended March 31, 2015
(in thousands)	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer and Other	Finance Leases	Total
Allowance for acquired loans
Beginning balance	$431	$337	$51	$22	$0	$841
Charge-offs	(1)	0	(30)	0	0	(31)
Recoveries	7	107	2	0	0	116
Provision (credit)	126	(278)	20	1	0	(131)
Ending Balance	$563	$166	$43	$23	$0	$795

Three months ended March 31, 2014
(in thousands)	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer and Other	Finance Leases	Total
Allowance for originated loans and leases
Beginning balance	$8,406	$10,459	$5,771	$2,059	$5	$26,700
Charge-offs	(121)	(180)	(193)	(252)	0	(746)
Recoveries	65	2	12	117	0	196
Provision (credit)	419	134	(222)	185	(5)	511
Ending Balance	$8,769	$10,415	$5,368	$2,109	$0	$26,661

Three months ended March 31, 2014
(in thousands)	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer and Other	Covered Loans	Total
Allowance for acquired loans
Beginning balance	$168	$770	$274	$58	$0	$1,270
Charge-offs	(19)	(25)	(99)	(6)	0	(149)
Recoveries	0	0	0	0	0	0
Provision (credit)	149	74	(105)	114	0	232
Ending Balance	$298	$819	$70	$166	$0	$1,353

At March 31, 2015 and December 31, 2014, the allocation of the allowance for loan and lease losses summarized on the basis of the Company’s impairment methodology was as follows:

(in thousands)	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer and Other	Finance Leases	Total
Allowance for originated loans and leases
March 31, 2015
Individually evaluated for impairment	$0	$1,678	$0	$0	$0	$1,678
Collectively evaluated for impairment	9,830	10,660	4,665	1,857	0	27,012
Ending balance	$9,830	$12,338	$4,665	$1,857	$0	$28,690

(in thousands)	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer and Other	Covered Loans	Total
Allowance for acquired loans
March 31, 2015
Individually evaluated for impairment	$354	$160	$0	$0	$0	$514
Collectively evaluated for Impairment	209	6	43	23	0	281
Ending balance	$563	$166	$43	$23	$0	$795

(in thousands)	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer and Other	Finance Leases	Total
Allowance for originated loans and leases
December 31, 2014
Individually evaluated for impairment	$0	$652	$0	$0	$0	$652
Collectively evaluated for Impairment	9,157	11,417	5,030	1,900	0	27,504
Ending balance	$9,157	$12,069	$5,030	$1,900	$0	$28,156

(in thousands)	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer and Other	Covered Loans	Total
Allowance for acquired loans
December 31, 2014
Individually evaluated for impairment	$414	$100	$0	$0	$0	$514
Collectively evaluated for impairment	17	237	51	22	0	327
Ending balance	$431	$337	$51	$22	$0	$841

The recorded investment in loans and leases summarized on the basis of the Company’s impairment methodology as of March 31, 2015 and December 31, 2014 was as follows:

(in thousands)	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer and Other	Finance Leases	Total
Originated loans and leases
March 31, 2015
Individually evaluated for impairment	$1,048	$8,872	$924	$0	$0	$10,844
Collectively evaluated for impairment	764,977	1,137,999	920,265	53,663	13,106	2,890,010
Total	$766,025	$1,146,871	$921,189	$53,663	$13,106	$2,900,854

(in thousands)	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer and Other	Covered Loans	Total
Acquired loans
March 31, 2015
Individually evaluated for impairment	$1,201	$3,321	$947	$0	$0	$5,469
Loans acquired with deteriorated credit quality	$763	$11,569	$3,657	$0	$15,014	$31,003
Collectively evaluated for impairment	91,049	319,496	79,206	1,047	1,754	492,552
Total	$93,013	$334,386	$83,810	$1,047	$16,768	$529,024

(in thousands)	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer and Other	Finance Leases	Total
Originated loans and leases
December 31, 2014
Individually evaluated for impairment	$1,283	7,675	$1,408	$0	$0	$10,366
Collectively evaluated for impairment	765,753	1,103,367	896,453	54,172	12,251	2,831,996
Total	$767,036	$1,111,042	$897,861	$54,172	$12,251	$2,842,362

(in thousands)	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer and Other	Covered Loans	Total
Acquired loans
December 31, 2014
Individually evaluated for impairment	$628	1,195	$440	$0	$0	$2,263
Loans acquired with deteriorated credit quality	995	11,640	3,669	0	18,106	34,410
Collectively evaluated for impairment	95,411	334,741	84,181	1,095	1,213	516,641
Total	$97,034	$347,576	$88,290	$1,095	$19,319	$553,314

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

23

	03/31/2015			12/31/2014
(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
Originated loans and leases with no related allowance
Commercial and industrial
Commercial and industrial other	$248	$262	$0	$1,283	$1,307	$0
Commercial real estate
Commercial real estate other	7,994	8,646	0	6,021	6,628	0
Residential real estate
Home equity	924	944	0	1,408	1,499	0
Subtotal	$9,166	$9,852	$0	$8,712	$9,434	$0

Originated loans and leases with related allowance

Commercial real estate
Commercial real estate other	1,678	1,702	735	1,654	1,654	652
Subtotal	$1,678	$1,702	$735	$1,654	$1,654	$652
Total	$10,844	$11,554	$735	$10,366	$11,088	$652

	03/31/2015			12/31/2014
(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
Acquired loans and leases with no related allowance
Commercial and industrial
Commercial and industrial other	$389	$626	$0	$64	$64	$0
Commercial real estate
Construction	372	372	0	0	0	0
Commercial real estate other	2,308	2,334	0	941	1,204	0
Residential real estate
Home equity	947	947	0	440	440	0
Subtotal	$4,016	$4,279	$0	$1,445	$1,708	$0
Acquired loans and leases with related allowance
Commercial and industrial
Commercial and industrial other	812	812	354	564	564	414
Commercial real estate
Commercial real estate other	641	641	160	254	254	100
Subtotal	$1,453	$1,453	$514	$818	$818	$514
Total	$5,469	$5,732	$514	$2,263	$2,526	$514

The average recorded investment and interest income recognized on impaired loans for the three months ended March 31, 2015 and 2014 was as follows:

	Three Months Ended		Three Months Ended
	03/31/2015		03/31/2014
(in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Originated loans and leases with no related allowance
Commercial and industrial
Commercial and industrial other	786	0	3,047	0
Commercial real estate
Construction	0	0	5,966	0
Commercial real estate other	8,471	0	9,840	0
Residential real estate
Home equity	924	0	1,057	0
Subtotal	$10,181	$0	$19,910	$0
Originated loans and leases with related allowance
Commercial real estate other	1,678	0	453	0
Subtotal	$1,678	$0	$453	$0
Total	$11,859	$0	$20,363	$0

	Three Months Ended		Three Months Ended
	03 /31/2015		03/31/2014
(in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Acquired loans and leases with no related allowance
Commercial and industrial
Commercial and industrial other	581	0	1,084	0
Commercial real estate
Construction	373	0	2,028	0
Commercial real estate other	2,480	0	6,081	5
Residential real estate
Home equity	947	0	88	0
Subtotal	$4,381	$0	$9,281	$5
Acquired loans and leases with related allowance
Commercial and industrial
Commercial and industrial other	815	0	0	0
Commercial real estate
Commercial real estate other	245	0	0	0
Subtotal	$1,060	$0	$0	$0
Total	$5,441	$0	$9,281	$5

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

The following tables present information on loans modified in troubled debt restructuring during the periods indicated.

March 31, 2015	Three months ended
				Defaulted TDRs[4]
(in thousands)	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Loans	Post-Modification Outstanding Recorded Investment
Commercial and industrial
Commercial and industrial other[1]	2	$319	319	0	$0
Commercial real estate
Commercial real estate other[2]	2	614	614	0	0
Residential real estate
Home equity[3]	9	1,108	1,108	0	0
Total	13	$2,041	2,041	0	$0

[1] Represents the following concessions: extension of term
[2] Represents the following concessions: extension of term and reduction of rate (1 loan: $28,000) and extension of term (1 loan: $585,000)
[3] Represents the following concessions: extension of term and reduction of rate (6 loans: $732,000) and reduction of rate (3 loans : $376,000)
4 TDRs that defaulted during the last three months that were restructured in the prior twelve months.

March 31, 2014	Three months ended
				Defaulted TDRs[1]
(in thousands)	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Loans	Post-Modification Outstanding Recorded Investment
Commercial and industrial
Commercial and industrial other	0	$0	0	1	$63
Residential real estate
Home equity	0	0	0	1	195
Total	0	$0	0	2	$258

1 TDRs that defaulted in the quarter ended March 31, 2014 that had been restructured in the prior twelve months.

The following tables present credit quality indicators (internal risk grade) by class of commercial and industrial loans and commercial real estate loans as of March 31, 2015 and December 31, 2014.

March 31, 2015
(in thousands)	Commercial and Industrial Other	Commercial and Industrial Agriculture	Commercial Real Estate Other	Commercial Real Estate Agriculture	Commercial Real Estate Construction	Total
Originated Loans and Leases
Internal risk grade:
Pass	$692,901	$58,390	$981,283	$59,231	$66,976	$1,858,781
Special Mention	9,941	184	21,009	150	3,681	34,965
Substandard	4,441	168	14,017	524	0	19,150
Total	$707,283	$58,742	$1,016,309	$59,905	$70,657	$1,912,896

March 31, 2015
(in thousands)	Commercial and Industrial Other	Commercial and Industrial Agriculture	Commercial Real Estate Other	Commercial Real Estate Agriculture	Commercial Real Estate Construction	Total
Acquired Loans and Leases
Internal risk grade:
Pass	$88,844	$0	$267,113	$2,344	$42,293	$400,594
Special Mention	1,280	0	3,773	0	0	5,053
Substandard	2,889	0	16,937	0	1,926	21,752
Total	$93,013	$0	$287,823	$2,344	$44,219	$427,399

December 31, 2014
(in thousands)	Commercial and Industrial Other	Commercial and Industrial Agriculture	Commercial Real Estate Other	Commercial Real Estate Agriculture	Commercial Real Estate Construction	Total
Originated Loans and Leases
Internal risk grade:
Pass	$670,478	$78,250	$945,898	$58,455	$68,696	$1,821,777
Special Mention	12,602	151	19,692	155	3,731	36,331
Substandard	5,449	106	14,031	384	0	19,970
Total	$688,529	$78,507	$979,621	$58,994	$72,427	$1,878,078

December 31, 2014
(in thousands)	Commercial and Industrial Other	Commercial and Industrial Agriculture	Commercial Real Estate Other	Commercial Real Estate Agriculture	Commercial Real Estate Construction	Total
Acquired Loans and Leases
Internal risk grade:
Pass	$94,054	$0	$15,611	$1,352	$306,268	$417,285
Special Mention	83	0	5,675	0	0	5,758
Substandard	2,897	0	14,620	1,830	2,220	21,567
Total	$97,034	$0	$35,906	$3,182	$308,488	$444,610

The following tables present credit quality indicators by class of residential real estate loans and by class of consumer loans. Nonperforming loans include nonaccrual, impaired, and loans 90 days past due and accruing interest. All other loans are considered performing as of March 31, 2015 and December 31, 2014. For purposes of this footnote, acquired loans that were recorded at fair value at the acquisition date and are 90 days or greater past due are considered performing.

March 31, 2015
(in thousands)	Residential Home Equity	Residential Mortgages	Consumer Indirect	Consumer Other	Total
Originated Loans and Leases
Performing	$187,113	$725,857	$17,654	$35,766	$966,390
Nonperforming	1,433	6,786	62	181	8,462
Total	$188,546	$732,643	$17,716	$35,947	$974,852

March 31, 2015
(in thousands)	Residential Home Equity	Residential Mortgages	Consumer Indirect	Consumer Other	Total
Acquired Loans and Leases
Performing	$52,099	$30,130	$0	$1,047	$83,276
Nonperforming	616	965	0	0	1,581
Total	$52,715	$31,095	$0	$1,047	$84,857

December 31, 2014
(in thousands)	Residential Home Equity	Residential Mortgages	Consumer Indirect	Consumer Other	Total
Originated Loans and Leases
Performing	$185,619	$704,663	$18,197	$35,626	$944,105
Nonperforming	1,338	6,241	101	248	7,928
Total	$186,957	$710,904	$18,298	$35,874	$952,033

December 31, 2014
(in thousands)	Residential Home Equity	Residential Mortgages	Consumer Indirect	Consumer Other	Total
Acquired Loans and Leases
Performing	$55,416	$31,304	$0	$1,095	$87,815
Nonperforming	592	978	0	0	1,570
Total	$56,008	$32,282	$0	$1,095	$89,385

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

Changes in the FDIC indemnification asset during the three months ended March 31, 2015 are shown below.

Three months ended March 31, 2015

(in thousands)	Three Months Ended
Balance, beginning of the period	$1,903
Discount accretion of the present value at the acquisition date	59
Prospective adjustment for additional cash flows	(123)
Increase due to impairment on covered loans	0
Reimbursements from the FDIC	(521)
Balance, end of period	$1,318

8. Earnings Per Share

Earnings per share in the table below, for the three month periods ending March 31, 2015 and 2014 are calculated under the two-class method as required by ASC Topic 260, Earnings Per Share. ASC 260 provides that unvested share-based payment awards that contain nonforfeitable rights to dividends are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. The Company has issued restricted stock awards that contain such rights and are therefore considered participating securities. Basic earnings per common share are calculated by dividing net income allocable to common stock by the weighted average number of common shares, excluding participating securities, during the period. Diluted earnings per common share include the dilutive effect of additional potential shares from stock compensations awards.

	Three Months Ended
(in thousands, except share and per share data)	03/31/2015	03/31/2014
Basic
Net income available to common shareholders	$12,680	$12,569
Less: dividends and undistributed earnings allocated to unvested restricted stock awards	(182)	(117)
Net earnings allocated to common shareholders	12,498	12,452

Weighted average shares outstanding, including participating securities	14,920,648	14,781,394

Less: average participating securities	(219,251)	(136,846)
Weighted average shares outstanding - Basic	14,701,397	14,644,548

Diluted
Net earnings allocated to common shareholders	12,498	12,452

Weighted average shares outstanding - Basic	14,701,397	14,644,548

Dilutive effect of common stock options or restricted stock awards	136,538	130,838

Weighted average shares outstanding - Diluted	14,837,935	14,775,386

Basic EPS	0.85	0.85
Diluted EPS	0.84	0.84

The dilutive effect of common stock options or restricted awards calculation for the three months ended March 31, 2015 and 2014 excludes stock options, stock appreciation rights and restricted stock awards covering an aggregate of 81,495 and 71,349 shares, respectively, because the exercise prices were greater than the average market price during these periods.

9. Other Comprehensive Income (Loss)

The following table presents reclassifications out of the accumulated other comprehensive income for the three month periods ended March 31, 2015 and 2014.

	Three months ended March 31, 2015

(in thousands)	Before-Tax Amount	Tax (Expense) Benefit	Net of Tax
Available-for-sale securities:
Change in net unrealized gain/loss during the period	$9,320	$(3,728)	$5,592
Reclassification adjustment for net realized gain on sale of available-for-sale securities included in net income	(290)	116	(174)
Net unrealized gains	9,030	(3,612)	5,418

Employee benefit plans:
Amortization of net retirement plan actuarial gain	731	(293)	438
Amortization of net retirement plan prior service (credit) cost	(179)	72	(107)
Employee benefit plans	552	(221)	331
Other comprehensive income	$9,582	$(3,833)	$5,749

	Three months ended March 31, 2014

(in thousands)	Before-Tax Amount	Tax (Expense) Benefit	Net of Tax
Available-for-sale securities:
Change in net unrealized gain/loss during the period	$8,815	$(3,525)	$5,290
Reclassification adjustment for net realized gain on sale of available-for-sale securities included in net income	(94)	38	(56)
Net unrealized gains	8,721	(3,487)	5,234

Employee benefit plans:
Amortization of net retirement plan actuarial gain	320	(128)	192
Amortization of net retirement plan prior service cost	14	(6)	8
Employee benefit plans	334	(134)	200
Other comprehensive income	$9,055	$(3,621)	$5,434

The following table presents the activity in our accumulated other comprehensive income (loss) for the periods indicated:

(in thousands)	Available-for-Sale Securities	Employee Benefit Plans	Accumulated Other Comprehensive Income
Balance at January 1, 2014	$(8,357)	$(16,762)	$(25,119)
Other comprehensive income before reclassifications	5,290	0	5,290
Amounts reclassified from accumulated other comprehensive (loss) income	(56)	200	144
Net current-period other comprehensive income	5,234	200	5,434
Balance at March 31, 2014	$(3,123)	$(16,562)	$(19,685)

Balance at January 1, 2015	$2,867	$(26,878)	$(24,011)
Other comprehensive income before reclassifications	5,592	0	5,592
Amounts reclassified from accumulated other comprehensive (loss) income	(174)	331	157
Net current-period other comprehensive income	5,418	331	5,749
Balance at March 31, 2015	$8,285	$(26,547)	$(18,262)

The following tables present the amounts reclassified out of each component of accumulated other comprehensive (loss) income for the three months ended March 31, 2015 and 2014.

Three months ended March 31, 2015

Details about Accumulated other Comprehensive Income Components (in thousands)	Amount Reclassified from Accumulated Other Comprehensive (Loss) Income[1]	Affected Line Item in the Statement Where Net Income is Presented
Available-for-sale securities:
Unrealized gains and losses on available-for-sale securities	$290	Net gain on securities transactions
	(116)	Tax expense
	174	Net of tax
Employee benefit plans:
Amortization of the following [2]
Net retirement plan actuarial loss	(731)
Net retirement plan prior service credit	179
	(552)	Total before tax
	221	Tax benefit
	(331)	Net of tax

Three months ended March 31, 2014

Details about Accumulated other Comprehensive Income Components (in thousands)	Amount Reclassified from Accumulated Other Comprehensive (Loss) Income[1]	Affected Line Item in the Statement Where Net Income is Presented
Available-for-sale securities:
Unrealized gains and losses on available-for-sale securities	$94	Net gain on securities transactions
	(38)	Tax expense
	56	Net of tax
Employee benefit plans:
Amortization of the following [2]
Net retirement plan actuarial loss	(320)
Net retirement plan prior service cost	(14)
	(334)	Total before tax
	134	Tax benefit
	(200)	Net of tax

[1] Amounts in parentheses indicated debits in income statement
[2] The accumulated other comprehensive (loss) income components are included in the computation of net periodic benefit cost (See Note 10 - “Employee Benefit Plan”)

10. Employee Benefit Plan

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

Components of Net Periodic Benefit Cost

	Pension Benefits Three Months Ended		Life and Health Three Months Ended		SERP Benefits Three Months Ended
(in thousands)	03/31/2015	03/31/2014	03/31/2015	03/31/2014	03/31/2015	03/31/2014
Service cost	$684	$625	$61	$55	$66	$93
Interest cost	752	768	93	98	240	214
Expected return on plan assets	(1,242)	(1,258)	0	0	0	0
Amortization of net retirement plan actuarial loss	586	225	15	11	130	84
Amortization of net retirement plan prior service
(credit) cost	(217)	(31)	4	4	34	41

Net periodic benefit cost	$563	$329	$173	$168	$470	$432

The net periodic benefit cost for the Company’s benefit plans are recorded as a component of salaries and benefits in the consolidated statements of income.

The Company realized approximately $331,000 and $200,000, net of tax, as amortization of amounts previously recognized in accumulated other comprehensive income, for the three months ended March 31, 2015 and 2014, respectively.

The Company is not required to contribute to the pension plan in 2015, but it may make voluntary contributions. The Company did not contribute to the pension plan in the three months ended March 31, 2015 or 2014.

11. Other Income and Operating Expense

Other income and operating expense totals are presented in the table below. Components of these totals exceeding 1% of the aggregate of total noninterest income and total noninterest expenses for any of the years presented below are stated separately.

	Three Months Ended
(in thousands)	03/31/2015	03/31/2014
Noninterest Income
Other service charges	$821	$696
Increase in cash surrender value of corporate owned life insurance	614	502
Net gain on sale of loans	4	50
Other income	587	591
Total other income	$2,026	$1,839
Noninterest Expenses
Marketing expense	$989	$960
Professional fees	1,338	1,388
Legal fees	393	532
Software licensing and maintenance	1,196	1,215
Cardholder expense	626	669
Other expenses	5,551	4,820
Total other operating expense	$10,093	$9,584

12. Financial Guarantees

The Company currently does not issue any guarantees that would require liability recognition or disclosure, other than standby letters of credit. The Company extends standby letters of credit to its customers in the normal course of business. The standby letters of credit are generally short-term. As of March 31, 2015, the Company’s maximum potential obligation under standby letters of credit was $58.5 million compared to $58.2 million at December 31, 2014. Management uses the same credit policies to extend standby letters of credit that it uses for on-balance sheet lending decisions and may require collateral to support standby letters of credit based upon its evaluation of the counterparty. Management does not anticipate any significant losses as a result of these transactions, and has determined that the fair value of standby letters of credit is not significant.

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

Banking

The Banking segment is primarily comprised of the four banking subsidiaries: Tompkins Trust Company, a commercial bank with fourteen banking offices located in Ithaca, NY and surrounding communities; The Bank of Castile (DBA Tomkins Bank of Castile), a commercial bank with sixteen banking offices located in the Genesee Valley region of New York State as well as Monroe County; Mahopac Bank (DBA Tompkins Mahopac Bank), a commercial bank with fifteen full-service banking offices located in the counties north of New York City; and VIST Bank (DBA Tompkins VIST Bank), a banking organization with twenty banking offices headquartered and operating in the areas surrounding southeastern Pennsylvania.

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

Summarized financial information concerning the Company’s reportable segments and the reconciliation to the Company’s consolidated results is shown in the following table. Investment in subsidiaries is netted out of the presentations below. The “Intercompany” column identifies the intercompany activities of revenues, expenses and other assets between the banking, insurance and wealth management services segments. The Company accounts for intercompany fees and services at an estimated fair value according to regulatory requirements for the services provided. Intercompany items relate primarily to the use of human resources, information systems, accounting and marketing services provided by any of the banks and the holding company. All other accounting policies are the same as those described in the summary of significant accounting policies in the 2014 Annual Report on Form 10-K.

As of and for the three months ended March 31, 2015

(in thousands)	Banking	Insurance	Wealth Management	Intercompany	Consolidated
Interest income	$46,192	$1	$35	$0	$46,228
Interest expense	5,000	0	0	0	5,000
Net interest income	41,192	1	35	0	41,228
Provision for loan and lease losses	209	0	0	0	209
Noninterest income	6,390	7,406	4,127	(277)	17,646
Noninterest expense	30,950	6,015	3,004	(277)	39,692
Income before income tax expense	16,423	1,392	1,158	0	18,973
Income tax expense	5,312	554	394	0	6,260
Net Income attributable to noncontrolling interests and Tompkins Financial Corporation	11,111	838	764	0	12,713
Less: Net income attributable to noncontrolling interests	33	0	0	0	33
Net Income attributable to Tompkins Financial Corporation	$11,078	$838	$764	$0	$12,680

Depreciation and amortization	$1,444	$92	$32	$0	$1,568
Assets	5,315,921	36,283	12,402	(7,073)	5,357,533
Goodwill	64,500	19,662	8,081	0	92,243
Other intangibles, net	8,929	4,680	501	0	14,110
Net loans and leases	3,398,072	0	0	0	3,398,072
Deposits	4,289,693	0	0	(6,927)	4,282,766
Total Equity	468,128	26,763	9,405	0	504,296

As of and for the three months ended March 31, 2014

(in thousands)	Banking	Insurance	Wealth Management	Intercompany	Consolidated
Interest income	$45,333	$2	$32	$(2)	$45,365
Interest expense	5,340	0	0	(2)	5,338
Net interest income	39,993	2	32	0	40,027
Provision for loan and lease losses	743	0	0	0	743
Noninterest income	6,314	7,247	4,229	(356)	17,434
Noninterest expense	29,846	5,728	2,992	(356)	38,210
Income before income tax expense	15,718	1,521	1,269	0	18,508
Income tax expense	4,850	625	431	0	5,906
Net Income attributable to noncontrolling interests and Tompkins Financial Corporation	10,868	896	838	0	12,602
Less: Net income attributable to noncontrolling interests	33	0	0	0	33
Net Income attributable to Tompkins Financial Corporation	$10,835	$896	$838	$0	$12,569

Depreciation and amortization	$1,295	$50	$37	$0	$1,382
Assets	5,001,219	34,543	13,712	(7,674)	5,041,800
Goodwill	64,500	19,665	8,081	0	92,246
Other intangibles, net	10,341	5,080	583	0	16,004
Net loans and leases	3,176,198	0	0	0	3,176,198
Deposits	4,112,666	0	0	(7,496)	4,105,170
Total Equity	435,130	26,779	11,913	0	473,822

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

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of March 31, 2015 and December 31, 2014, segregated by the level of valuation inputs within the fair value hierarchy used to measure fair value.

Recurring Fair Value Measurements
March 31, 2015
(in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Trading securities
Obligations of U.S. Government sponsored entities	$7,240	$0	$7,240	$0
Mortgage-backed securities – residential U.S. Government sponsored entities	1,365	0	1,365	0
Available-for-sale securities
Obligations of U.S. Government sponsored entities	583,304	0	583,304	0
Obligations of U.S. states and political subdivisions	73,573	0	73,573	0
Mortgage-backed securities – residential, issued by:
U.S. Government agencies	105,106	0	105,106	0
U.S. Government sponsored entities	684,564	0	684,564	0
Non-U.S. Government agencies or sponsored entities	262	0	262	0
U.S. corporate debt securities	2,162	0	2,162	0
Equity securities	955	0	0	955

Borrowings
Other borrowings	10,920	0	10,920	0

The change in the fair value of available-for-sale equity securities valued using significant unobservable inputs (level 3), between January 1, 2015 and March 31, 2015 was mainly due to the reclassification of $475,000 of securities from available-for-sale securities to other assets to reflect the nonmarketable nature of these securities.

Recurring Fair Value Measurements
December 31, 2014
(in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Trading securities
Obligations of U.S. Government sponsored entities	$7,404	$0	$7,404	$0
Mortgage-backed securities – residential U.S. Government sponsored entities	1,588	0	1,588	0
Available-for-sale securities	.
Obligations of U.S. Government sponsored entities	557,820	0	557,820	0
Obligations of U.S. states and political subdivisions	71,510	0	71,510	0
Mortgage-backed securities – residential, issued by:
U.S. Government agencies	109,926	0	109,926	0
U.S. Government sponsored entities	659,120	0	659,120	0
Non-U.S. Government agencies or sponsored entities	271	0	271	0
U.S. corporate debt securities	2,162	0	2,162	0
Equity securities	1,427	0	0	1,427
Borrowings
Other borrowings	10,961	0	10,961	0

The change in the fair value of the $1.4 million of available-for-sale securities valued using significant unobservable inputs (level 3), between January 1, 2014 and December 31, 2014 was immaterial.

There were no transfers between Levels 1, 2 and 3 for the three months ended March 31, 2015.

The Company determines fair value for its trading securities using independently quoted market prices. The Company determines fair value for its available-for-sale securities using an independent bond pricing service for identical assets or very similar securities. The Company has reviewed the pricing sources, including methodologies used, and finds them to be fairly stated.

Fair values of borrowings are estimated using Level 2 inputs based upon observable market data. The Company determines fair value for its borrowings using a discounted cash flow technique based upon expected cash flows and current spreads on FHLB advances with the same structure and terms. The Company also receives pricing information from third parties, including the FHLB. The pricing obtained is considered representative of the transfer price if the liabilities were assumed by a third party. The Company’s potential credit risk did not have a material impact on the quoted settlement prices used in measuring the fair value of the FHLB borrowings at March 31, 2015.

Certain assets are measured at fair value on a nonrecurring basis. For the Company, these include loans held for sale, collateral dependent impaired loans, and other real estate owned (“OREO”). During the first quarter of 2015, certain collateral dependent impaired loans were remeasured and reported at fair value through a specific valuation allowance and/or partial charge-offs for loan and lease losses based upon the fair value of the underlying collateral. Collateral values are estimated using Level 2 inputs based upon observable market data. In addition to collateral dependent impaired loans, certain other real estate owned were remeasured and reported at fair value based upon the fair value of the underlying collateral. The fair values of other real estate owned are estimated using Level 2 inputs based on observable market data or Level 3 inputs based on customized discounting criteria. In general, the fair values of other real estate owned are based upon appraisals, with discounts made to reflect estimated costs to sell the real estate. Upon initial recognition, fair value write-downs on other real estate owned are taken through a charge-off to the allowance for loan and lease losses. Subsequent fair value write-downs on other real estate owned are reported in other noninterest expense.

March 31, 2015
	Fair value measurements at reporting date using:				Gain (losses) from fair value changes

	As of	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs	Three months ended
Assets:	03/31/2015	(Level 1)	(Level 2)	(Level 3)	03/31/2015
Impaired Loans	$2,881	$0	$2,881	$0	$(80)
Other real estate owned	287	0	287	0	(68)

	Fair value measurements at reporting date using:				Gain (losses) from fair value changes

	As of	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs	Three months ended
Assets:	03/31/2014	(Level 1)	(Level 2)	(Level 3)	03/31/2014
Impaired Loans	$4,163	$0	$4,163	$0	$(185)
Other real estate owned	4,701	0	4,701	0	118

The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments at March 31, 2015 and December 31, 2014. The carrying amounts shown in the table are included in the Consolidated Statements of Condition under the indicated captions.

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

Estimated Fair Value of Financial Instruments
March 31, 2015
(in thousands)	Carrying Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets:

Cash and cash equivalents	$63,996	$63,996	$63,996	$0	$0
Securities - held to maturity	97,066	99,258	0	99,258	0
FHLB stock	21,035	21,035	0	21,035	0
Accrued interest receivable	16,857	16,857	0	16,857	0
Loans/leases, net[1]	3,398,072	3,419,850	0	2,881	3,416,969

Financial Liabilities:

Time deposits	$916,975	$919,364	$0	$919,364	$0
Other deposits	3,365,791	3,365,791	0	3,365,791	0
Fed funds purchased and securities sold under agreements to repurchase	135,769	139,020	0	139,020	0
Other borrowings	319,930	323,503	0	323,503	0
Trust preferred debentures	37,380	39,037	0	39,037	0
Accrued interest payable	1,941	1,941	0	1,941	0

Estimated Fair Value of Financial Instruments
December 31, 2014
(in thousands)	Carrying Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets:

Cash and cash equivalents	$56,070	$56,070	$56,070	$0	$0
Securities - held to maturity	88,168	89,036	0	89,036	0
FHLB and FRB stock	21,259	21,259	0	21,259	0
Accrued interest receivable	16,518	16,518	0	16,518	0
Loans/leases, net[1]	3,364,291	3,383,742	0	2,891	3,380,851

Financial Liabilities:

Time deposits	$898,081	$899,871	$0	$899,871	$0
Other deposits	3,271,073	3,271,073	0	3,271,073	0
Fed funds purchased and securities sold under agreements to repurchase	147,037	151,201	0	151,201	0
Other borrowings	345,580	350,043	0	350,043	0
Trust preferred debentures	37,337	39,453	0	39,453	0
Accrued interest payable	1,868	1,868	0	1,868	0

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

BUSINESS

Corporate Overview and Strategic Initiatives

Tompkins Financial Corporation (“Tompkins” or the “Company”) is headquartered in Ithaca, New York and is registered as a Financial Holding Company with the Federal Reserve Board under the Bank Holding Company Act of 1956, as amended. The Company is a locally oriented, community-based financial services organization that offers a full array of products and services, including commercial and consumer banking, leasing, trust and investment management, financial planning and wealth management, and insurance services. At March 31, 2015, the Company’s subsidiaries included: four wholly-owned banking subsidiaries, Tompkins Trust Company (the “Trust Company”), The Bank of Castile (DBA Tompkins Bank of Castile), Mahopac Bank (formerly known as Mahopac National Bank, DBA Tompkins Mahopac Bank), VIST Bank (DBA Tompkins VIST Bank); and a wholly-owned insurance agency subsidiary, Tompkins Insurance Agencies, Inc. (“Tompkins Insurance”). The trust division of the Trust Company provides a full array of investment services, including investment management, trust and estate, financial and tax planning as well as life, disability and long-term care insurance services. The Company’s principal offices are located at The Commons, Ithaca, New York, 14851, and its telephone number is (888) 503-5753. The Company’s common stock is traded on the NYSE MKT LLC under the Symbol “TMP.”

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

Business Segments

Banking services consist primarily of attracting deposits from the areas served by the Company’s four banking subsidiaries’ 64 banking offices (44 offices in New York and 20 offices in Pennsylvania) and using those deposits to originate a variety of commercial loans, consumer loans, real estate loans (including commercial loans collateralized by real estate), and leases. The Company’s lending function is managed within the guidelines of a comprehensive Board-approved lending policy. Reporting systems are in place to provide management with ongoing information related to loan production, loan quality, concentrations of credit, loan delinquencies, and nonperforming and potential problem loans. Banking services also include a full suite of products such as debit cards, credit cards, remote deposit, electronic banking, mobile banking, cash management, and safe deposit services.

Wealth management services consist of investment management, trust and estate, financial and tax planning as well as life, disability and long-term care insurance services. Wealth management services are under the trade name Tompkins Financial Advisors. Tompkins Financial Advisors has office locations at all four of the Company’s subsidiary banks.

Insurance services include property and casualty insurance, employee benefit consulting, and life, long-term care and disability insurance. Tompkins Insurance is headquartered in Batavia, New York. Over the past fourteen years, Tompkins Insurance has acquired smaller insurance agencies in the market areas serviced by the Company’s banking subsidiaries and successfully consolidated them into Tompkins Insurance. The VIST Financial acquisition in 2012, which included VIST Insurance, was the largest acquisition and nearly doubled the Company’s annual insurance revenues. Tompkins Insurance offers services to customers of the Company’s banking subsidiaries by sharing offices with The Bank of Castile, Trust Company, and VIST Bank. In addition to these shared offices, Tompkins Insurance has five stand-alone offices in Western New York, two stand-alone offices in Tompkins County, New York and one stand-alone office in Montgomery County, Pennsylvania.

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

OTHER IMPORTANT INFORMATION

The following discussion is intended to provide an understanding of the consolidated financial condition and results of operations of the Company for the three months ended March 31, 2015. It should be read in conjunction with the Company’s Audited Consolidated Financial Statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, and the Unaudited Consolidated Financial Statements and notes thereto included in Part I of this Quarterly Report on Form 10-Q.

Forward-Looking Statements

The Company is making this statement in order to satisfy the “Safe Harbor” provision contained in the Private Securities Litigation Reform Act of 1995. The statements contained in this Quarterly Report on Form 10-Q that are not statements of historical fact may include forward-looking statements that involve a number of risks and uncertainties. Such forward-looking statements are made based on management’s expectations and beliefs concerning future events impacting the Company and are subject to certain uncertainties and factors relating to the Company’s operations and economic environment, all of which are difficult to predict and many of which are beyond the control of the Company. These uncertainties and factors that could cause actual results of the Company to differ materially from those matters expressed and/or implied by such forward-looking statements. The following factors are among those that could cause actual results to differ materially from the forward-looking statements: changes in general economic, market and regulatory conditions; the development of an interest rate environment that may adversely affect the Company’s interest rate spread, other income or cash flow anticipated from the Company’s operations, investment and/or lending activities; changes in laws and regulations affecting banks, insurance companies, bank holding companies and/or financial holding companies, such as the Dodd-Frank Wall Street Reform and Consumer Protection Act and Basel III; technological developments and changes; the ability to continue to introduce competitive new products and services on a timely, cost-effective basis; governmental and public policy changes, including environmental regulation; protection and validity of intellectual property rights; reliance on large customers; financial resources in the amounts, at the times and on the terms required to support the Company’s future businesses; and other factors discussed elsewhere in this Quarterly Report on Form 10-Q and in other reports we file with the SEC, in particular the “Risk Factors” discussed in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. In addition, such forward-looking statements could be affected by general industry and market conditions and growth rates, general economic and political conditions, including interest rate and currency exchange rate fluctuations, and other factors.

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

For additional information on critical accounting policies and to gain a greater understanding of how the Company’s financial performance is reported, refer to Note 1 – “Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements, and the section captioned “Critical Accounting Policies” in Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. There have been no significant changes in the Company’s application of critical accounting policies since December 31, 2014. Refer to Note 3 – “Accounting Standards Updates” in the Notes to Unaudited Consolidated Financial Statements included in Part I of this Quarterly Report on Form 10-Q for a discussion of recent accounting updates.

In this Report there are comparisons of the Company’s performance to that of a peer group. Unless otherwise stated, this peer group is comprised of the group of 117 domestic bank holding companies with $3 billion to $10 billion in total assets as defined in the Federal Reserve’s “Bank Holding Company Performance Report” for December 31, 2014 (the most recent report available).

OVERVIEW

Tompkins reported net income of $12.7 million or $0.84 per diluted share for the first quarter of 2015, in line with net income of $12.6 million or $0.84 per diluted share for the first quarter of 2014. The first quarter of 2015 benefitted from growth in average earning assets and continued favorable trends in asset quality, which were mainly offset by a narrowing net interest margin and an increase in operating expenses, primarily salaries and wages.

Return on average assets (“ROA”) for the quarter ended March 31, 2015 was 0.97%, compared to 1.02% for the quarter ended March 31, 2014. Return on average shareholders’ equity (“ROE”) for the first quarter of 2015 was 10.35%, compared to 10.88%, for the same period in 2014. Tompkins’ first quarter ROA and ROE compare to the most recent peer average ratios of 0.94% and 8.22%, respectively, published as of December 31, 2014 by the Federal Reserve, ranking Tompkins’ ROA in the 62nd percentile and ROE in the 73rd percentile of the peer group.

In addition to these performance measures, management also considers operating return on average tangible common equity an important ratio in measuring financial performance. This ratio is considered a non-GAAP measure. The following table shows the calculation of this non-GAAP ratio and a reconciliation to the comparable GAAP measure. The Company believes this non-GAAP measure provides a meaningful comparison of our underlying operational performance and facilitates managements’ and investors’ assessments of business and performance trends in comparison to others in the financial services industry. This non-GAAP financial measure should not be considered in isolation or as a measure of the Company’s profitability or liquidity; it is in addition to, and is not a substitute for, financial measures under GAAP. Net operating income as presented herein may be different from non-GAAP financial measures used by other companies, and may not be comparable to similarly titled measures reported by other companies. Further, the Company may utilize other measures to illustrate performance in the future. Non-GAAP financial measures have limitations since they do not reflect all of the amounts associated with the Company’s results of operations as determined in accordance with GAAP.

Operating Return on Average Tangible Common Equity (Non-GAAP)
	As of March 31,
(in thousands, except per share data)	2015	2014
Net income attributable to Tompkins Financial Corporation	$12,680	$12,569
Less: dividends and undistributed earnings allocated to unvested stock awards	(182)	(117)
Net income available to common shareholders (GAAP)	12,498	12,452
Net operating income available to common shareholders (Non-GAAP)	12,498	12,452
Amortization of intangibles, net of tax	304	316
Adjusted net operating income available to common shareholders (Non-GAAP)	12,802	12,768
Average Tompkins Financial Corporation shareholders’ common equity	495,579	467,048
Average goodwill and intangibles [1]	105,644	107,399
Average Tompkins financial Corporation shareholders’ tangible common equity (Non-GAAP)	389,935	359,649
Adjusted operating return on average shareholders’ tangible common equity (Non-GAAP)	13.32%	14.40%

[1] Average goodwill and intangibles exclude mortgage servicing rights

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

Banking Segment

The banking segment reported net income of $11.1 million for the first quarter of 2015, up $243,000 or 2.2% from net income of $10.8 million for the same period in 2014.

Net interest income of $41.2 million for the first quarter of 2015 was up 3.0% over the same period in 2014. Growth in average earning assets and lower funding costs offset the effect of lower asset yields and contributed to favorable year-over-year comparisons. Net interest margin for the three months ended March 31, 2015 was 3.45% compared to 3.60% for the same period prior year.

The provision for loan and lease losses were $209,000 for the three months ended March 31, 2015; down from $743,000 for the same period in 2014. The decrease in provision expense was largely attributable to improvements in credit quality as well as recoveries of previously charged off loans, partially offset by growth in total loans over prior year.

Noninterest income for the three months ended March 31, 2015 of $6.4 million was up $76,000 or 1.2% compared to the same period in 2014. The primary contributors to the increase include: realized gains on securities transactions (up $196,000), increases in the cash surrender value of bank owned life insurance (up $112,000) and service charges on deposit accounts (up $41,000). Partially offsetting these items was a decrease in card services income (down $294,000).

Noninterest expenses for the first quarter ended March 31, 2015 of $30.1 million were up $1.1 million or 3.7% from the same period in 2014. This increase was primarily related to an increase in the number of employees, normal annual merit and market increases and higher incentive accruals.

Insurance Segment

The insurance segment reported net income of $838,000 for the three months ended March 31, 2015; down $58,000 or 6.5% from the first quarter of 2014. Noninterest income was up $159,000 or 2.2% in the first quarter of 2015, compared to the same period in 2014. Noninterest expenses for the three months ended March 31, 2015 were up $287,000 or 5.0% compared to the first quarter of 2014. Salaries and benefits costs were the largest contributors to the increase in noninterest expense compared to the same period last year. The increase reflects normal annual merit adjustments and higher incentive accruals.

Wealth Management Segment

The wealth management segment reported net income of $764,000 for the three months ended March 31, 2015, down $74,000 or 8.8% compared to the first quarter of 2014. Noninterest income for the first quarter ended March 31, 2015 was $4.1 million, which is down $102,000 or 2.4% from the first quarter of 2014. The decline in noninterest income compared to prior year is attributable to a decline in broker-dealer platform revenues. Noninterest expenses of $3.0 million for the three months ended March 31, 2015, were flat compared to the same period of 2014.

Average Consolidated Statements of Condition and Net Interest Analysis (Unaudited)

	Year to Date Period Ended March 31, 2015			Year to Date Period Ended March 31, 2014
(Dollar amounts in thousands)	Average Balance (YTD)	Interest	Average Yield/Rate	Average Balance (YTD)	Interest	Average Yield/Rate
ASSETS Interest-earning assets
Interest-bearing balances due from banks Securities (1)	$1,388	$1	0.29%	$1,026	$1	0.40%
U.S. Government securities	1,435,574	7,853	2.22%	1,284,771	7,373	2.33%
Trading securities	8,858	94	4.30%	10,832	112	4.19%
State and municipal (2)	88,304	870	4.00%	88,037	1,109	5.11%
Other securities (2)	3,764	30	3.23%	5,194	44	3.44%
Total securities	1,536,500	8,847	2.34%	1,388,834	8,638	2.52%
FHLBNY and FRB stock	20,765	347	6.78%	20,137	210	4.23%

Total loans and leases, net of unearned income (2)(3)	3,398,319	37,954	4.53%	3,192,520	37,399	4.75%
Total interest-earning assets	4,956,972	47,149	3.86%	4,602,517	46,248	4.08%

Other assets	358,030			379,516
Total assets	5,315,002			4,982,033

LIABILITIES & EQUITY
Deposits
Interest-bearing deposits
Interest bearing checking, savings, & money market	2,348,973	990	0.17%	2,287,871	1,097	0.19%
Time deposits	905,981	1,631	0.73%	888,474	1,645	0.75%
Total interest-bearing deposits	3,254,954	2,621	0.33%	3,176,345	2,742	0.35%

Federal funds purchased & securities sold under agreements to repurchase	142,359	670	1.91%	162,348	817	2.04%
Other borrowings	347,690	1,139	1.33%	248,678	1,209	1.97%
Trust preferred debentures	37,352	570	6.19%	37,184	570	6.22%
Total interest-bearing liabilities	3,782,355	5,000	0.54%	3,624,555	5,338	0.60%
Noninterest bearing deposits	973,212			834,864
Accrued expenses and other liabilities	62,388			54,099
Total liabilities	4,817,955			4,513,518
Tompkins Financial Corporation Shareholders’ equity	495,579			467,048
Noncontrolling interest	1,468			1,467
Total equity	497,047			468,515
Total liabilities and equity	$5,315,002			$4,982,033
Interest rate spread			3.32%			3.48%
Net interest income/margin on earning assets		42,149	3.45%		40,910	3.60%
Tax Equivalent Adjustment		(921)			(883)
Net interest income per consolidated financial statements		$41,228			$40,027
1 Average balances and yields on available-for-sale securities are based on historical amortized cost
2 Interest income includes the tax effects of taxable-equivalent adjustments using a combined New York State and Federal effective income tax rate of 40% to increase tax exempt interest income to taxable-equivalent basis.
3 Nonaccrual loans are included in the average asset totals presented above. Payment received on nonaccrual loans have been recognized as disclosed in Note 1 of the Company's condensed consolidated financial statements included in Part 1 of the Company's annual report on Form 10-K for the fiscal year ended December 31, 2013.

Net Interest Income

Net interest income is the Company’s largest source of revenue, representing 70.0% of total revenues for the three months ended March 31, 2015, compared to 69.7% for the same period in 2014. Net interest income is dependent on the volume and composition of interest earning assets and interest-bearing liabilities and the level of market interest rates.

The above table shows average interest-earning assets and interest-bearing liabilities, and the corresponding yield or cost associated with each. Taxable-equivalent net interest income for the three months ended March 31, 2015 was up 3.0% when compared to the same period in 2014, as growth in average earning assets offset a 15 basis point drop in net interest margin from 3.60% for the first quarter of 2014 to 3.45% for the first quarter of 2015. The decrease in net interest margin reflects lower yields on average earning assets as a result of the low interest rate environment as well as a slight shift in the composition of average earnings assets. As of March 31, 2015 average loans and average securities totaled 68.6% and 31.0%, respectively, of average earning assets compared with 69.4% and 30.2%, respectively at March 31, 2014.

Taxable-equivalent interest income for the first quarter of 2015 was $47.1 million, up 1.9% when compared to the first quarter of 2014. The increase in taxable-equivalent interest income was mainly the result of an increase in average loans, which was somewhat offset by a decrease in the yield on average loans. Average loan balances for the three months ended March 31, 2015 were up $205.8 million or 6.4% while the average yield decreased 22 basis points from the same period in 2014. Average securities balances for the three months ended March 31, 2015 were up by $147.7 million or 10.6% from the same period in 2014, while the average yield on securities for the first quarter of 2015 was down 18 basis points.

Interest expense for the first quarter of 2015 decreased by $338,000 or 6.3% compared to the first quarter in 2014, reflecting lower average rates paid on deposits and borrowings. The average rate paid on interest bearing deposits during the first quarter of 2015 was 0.54% or 6 basis points lower than the average rate paid in the first quarter of 2014. Average interest bearing deposits for the first quarter of 2015 were up $78.6 million or 2.5% compared to the same period in 2014. Average noninterest bearing deposits increased $138.3 million or 16.6% in the first quarter of 2015 over the first quarter of 2014. For the first three months of 2015, the average cost of total deposits, inclusive on noninterest bearing deposits was 0.25% compared to 0.28% for the first three months of 2014. Average other borrowings for the first quarter increased by $99.0 million or 39.8% compared to the first quarter of 2014. The increase in average borrowings was mainly in overnight borrowings with the FHLB, which contributed to the decrease in average funding cost in this category in 2015.

Provision for Loan and Lease Losses

The provision for loan and lease losses represents management’s estimate of the amount necessary to maintain the allowance for loan and lease losses at an adequate level. The provision for loan and lease losses was $209,000 for the first quarter of 2015, as compared to $743,000 for the same period in 2014. The 71.9% decrease in provision for loan and lease losses for the three month comparative periods is mainly a result of improvements in credit quality and recoveries of previously charged off loans. Over the past several quarters, the Company has reported improvements in asset quality metrics; current levels of nonperforming loans and criticized and classified loans are down from the same period in the prior year. In addition, the Company had net recoveries of $279,000 in the first quarter of 2015 compared to net loan losses of $699,000 in the first quarter of 2014. The section captioned “Financial Condition – Allowance for Loan and Lease Losses and Nonperforming Assets” below has further details on the allowance for loan and lease losses and asset quality metrics.

Noninterest Income

Noninterest income was $17.6 million for the first quarter of 2015, an increase of $212,000 or 1.2% over with the same period prior year. Noninterest income represented 30.0% of total revenue for the first quarter of 2015, compared to 30.3% for the same period in 2014.

Insurance commissions and fees were $7.4 million for the first quarter of 2015, an increase of $113,000 or 1.6% over the same period prior year. Commissions from commercial lines, personal insurance lines and health and employee benefits were up in 2015 over the same period in 2014. The increase was partially offset by lower commissions on customized risk management plans using life, disability and long-term care insurance products.

Investment services income was $4.0 million in first quarter of 2015, in line with the first quarter of 2014. Investment services income includes trust services, financial planning, wealth management services, and brokerage related services (prior to the closing of our broker-dealer subsidiary on May 31, 2015). With fees largely based on the market value and the mix of assets managed, the general direction of the stock market can have a considerable impact on fee income. The fair value of assets managed by, or in custody of, Tompkins was $3.8 billion at March 31, 2015, up 8.6% from $3.5 billion at March 31, 2014. These figures include $1.1 billion of Company-owned securities where Tompkins Trust Company is custodian.

Card services income for the three months ended March 31, 2015 was down $294,000 or 13.9% compared to the same period in 2014. The first quarter of 2014 benefitted from an accrual adjustment related to the termination of a debit card reward program to reflect an actual redemption rate on program incentives, lower than management’s original estimates. The number of debit cards issued and transaction volume are favorable to first quarter 2014.

The Company recognized gains on the sales/calls of available-for-sale securities of $290,000 for the three months ended March 31, 2015, which were up from gains of $94,000 for the same period in 2014. Sales of available-for-sale securities are generally the result of general portfolio maintenance and interest rate risk management.

Other income was $2.0 million and $1.8 million for the first quarters of 2015 and 2014, respectively. The significant components of other income are other service charges, increases in cash surrender value of corporate owned life insurance (“COLI”), gains on the sales of residential mortgage loans, FDIC Indemnification accretion and income from miscellaneous equity investments. Increases in COLI revenue, loan related fees, and income from miscellaneous investments contributed to the increase in the first quarter 2015 compared to the first quarter 2014.

Noninterest Expense

Noninterest expense was $39.7 million for the first quarter of 2015, up 3.9% compared to the first quarter in 2014. The increase in noninterest expense compared to the same period prior year is mainly a result of higher salary and wages expense and other operating expense.

Salaries and wages expense increased by $922,000 or 5.5% in the first quarter of 2015 compared to the same period in 2014. The increase is mainly a result of normal merit increases as well incentive compensation. Pension and other employee related benefits were flat for the first quarter of 2015 compared to the same period in 2014.

Other operating expense for the first quarter of 2015 was up 5.3% compared to the same period in 2014. The increase reflects expenses related to litigation settlement, contract termination and write-downs of small nonmarketable equity investments. The majority of other expense categories were relatively flat compared to the same period prior year.

Income Tax Expense

The provision for income taxes provides for Federal and New York State income taxes. The provision for income taxes was $6.3 million for an effective rate of 33.0% for the first quarter of 2015, compared to tax expense of $5.9 million and an effective rate of 31.9% for the same quarter in 2014. The effective rates differ from the U.S. statutory rate of 35.0% during the comparable periods primarily due to the effect of tax-exempt income from loans, securities and life insurance assets.

FINANCIAL CONDITION

Total assets were $5.4 billion at March 31, 2015, up $88.0 million or 1.7% over December 31, 2014. The growth over year-end was primarily attributable to growth in loans, which were up $34.3 million or 1.0%, growth in available-for-sale securities, which were up $47.7 million or 3.4%, and growth in held-to-maturity securities which were up $8.9 million or 10.1%. Total deposits increased $113.6 million or 2.7% compared to December 31, 2014, mainly a result of an inflow of municipal deposits. Other borrowings decreased $25.7 million or 7.2% from December 31, 2014, as a result of the paydown of short-term advances with the FHLB.

Securities

As of March 31, 2015, the Company’s securities portfolio was $1.6 billion or 29.0% of total assets, compared to $1.5 billion or 28.5% of total assets at year-end 2014. The following table details the composition of available-for-sale and held-to-maturity securities.

Available-for-Sale Securities
	03/31/2015		12/31/2014
(in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Obligations of U.S. Government sponsored entities	$573,577	$583,304	$553,300	$557,820
Obligations of U.S. states and political subdivisions	72,597	73,573	70,790	71,510
Mortgage-backed securities
U.S. Government agencies	103,613	105,106	108,931	109,926
U.S. Government sponsored entities	682,573	684,564	660,195	659,120
Non-U.S. Government agencies or sponsored entities	258	262	267	271
U.S. corporate debt securities	2,500	2,162	2,500	2,162
Total debt securities	1,435,118	1,448,971	1,395,983	1,400,809
Equity securities	1,000	955	1,475	1,427
Total available-for-sale securities	$1,436,118	$1,449,926	$1,397,458	$1,402,236

Held-to-Maturity Securities
	03/31/2015		12/31/2014
(in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Obligations of U.S. Government sponsored entities	$81,982	$83,687	$71,906	$72,269
Obligations of U.S. states and political subdivisions	$15,084	$15,571	$16,262	$16,767
Total held-to-maturity debt securities	$97,066	$99,258	$88,168	$89,036

The increase in the fair value of the available-for-sale portfolio was due to investment purchases and changes in interest rates during the first three months of 2015. The decrease in interest rates during 2015 resulted in an increase in the unrealized gains in the available-for-sale portfolio. Management’s policy is to purchase investment grade securities that on average have relatively short duration, which helps mitigate interest rate risk and provides sources of liquidity without significant risk to capital. The increase in the held-to-maturity portfolio was due to purchases of Obligations of U.S. Government sponsored entities during the three month period ended March 31, 2015.

The Company has no investments in preferred stock of U.S. government sponsored entities and no investments in pools of Trust Preferred securities. Quarterly, the Company evaluates all investment securities with a fair value less than amortized cost to identify any other-than-temporary impairment as defined under generally accepted accounting principles.

As a result of the other-than-temporarily impairment review process, the Company does not consider any investment security held at March 31, 2015 to be other-than-temporarily impaired. Future changes in interest rates or the credit quality and credit support of the underlying issuers may reduce the market value of these and other securities. If such decline is determined to be other than temporary, the Company will record the necessary charge to earnings and/or accumulated other comprehensive income to reduce the securities to their then current fair value.

The Company maintains a trading portfolio with a fair value of $8.6 million as of March 31, 2015, compared to $9.0 million at December 31, 2014. The decrease in the trading portfolio reflects maturities or payments during the three months ended March 31, 2015. For the three months ended March 31, 2015, net mark-to-market losses related to the securities trading portfolio were $63,000, compared to net mark-to-market losses $59,000 for the same period in 2014.

Loans and Leases

Loans and leases at March 31, 2015 and December 31, 2014 were as follows:

		03/31/2015			12/31/2014
(in thousands)	Originated	Acquired	Total Loans and Leases	Originated	Acquired	Total Loans and Leases
Commercial and industrial
Agriculture	$58,742	$0	$58,742	$78,507	$0	$78,507
Commercial and industrial other	707,283	93,013	800,296	688,529	97,034	785,563
Subtotal commercial and industrial	766,025	93,013	859,038	767,036	97,034	864,070
Commercial real estate
Construction	70,657	44,219	114,876	72,427	35,906	108,333
Agriculture	59,905	2,344	62,249	58,994	3,182	62,176
Commercial real estate other	1,016,309	287,823	1,304,132	979,621	308,488	1,288,109
Subtotal commercial real estate	1,146,871	334,386	1,481,257	1,111,042	347,576	1,458,618
Residential real estate
Home equity	188,546	52,715	241,261	186,957	56,008	242,965
Mortgages	732,643	31,095	763,738	710,904	32,282	743,186
Subtotal residential real estate	921,189	83,810	1,004,999	897,861	88,290	986,151
Consumer and other
Indirect	17,716	0	17,716	18,298	0	18,298
Consumer and other	35,947	1,047	36,994	35,874	1,095	36,969
Subtotal consumer and other	53,663	1,047	54,710	54,172	1,095	55,267
Leases	13,106	0	13,106	12,251	0	12,251
Covered loans	0	16,768	16,768	0	19,319	19,319
Total loans and leases	2,900,854	529,024	3,429,878	2,842,362	553,314	3,395,676
Less: unearned income and deferred costs and fees	(2,321)	0	(2,321)	(2,388)	0	(2,388)
Total loans and leases, net of unearned income and deferred costs and fees	$2,898,533	$529,024	$3,427,557	$2,839,974	$553,314	$3,393,288

Residential real estate loans, including home equity loans at March 31, 2015 were $1.0 billion, up $18.8 million or 1.9% compared to December 31, 2014, and comprised 29.3% of total loans and leases. Growth in residential loan balances is impacted by the Company’s decision to retain these loans or sell them in the secondary market due to interest rate considerations. The Company’s Asset/Liability Committee meets regularly and establishes standards for selling and retaining residential real estate mortgage originations.

The Company may sell residential real estate loans in the secondary market based on interest rate considerations. These residential real estate loans are generally sold to Federal Home Loan Mortgage Corporation (“FHLMC”) or State of New York Mortgage Agency (“SONYMA”) without recourse in accordance with standard secondary market loan sale agreements. These residential real estate loans also are subject to customary representations and warranties made by the Company, including representations and warranties related to gross incompetence and fraud. The Company has not had to repurchase any loans as a result of these representations and warranties. While in the past in rare circumstances the Company agreed to sell residential real estate loans with recourse, the Company has not done so in the past several years and the amount of such loans included on the Company’s balance sheet at March 31, 2015 was insignificant. The Company has never had to repurchase a loan sold with recourse.

During the first three months of 2015 and 2014, the Company sold residential mortgage loans totaling $0.3 million and $2.6 million, respectively, and realized gains on these sales of $4,000 and $50,000, respectively. These residential real estate loans were sold without recourse in accordance with standard secondary market loan sale agreements. When residential mortgage loans are sold, the Company typically retains all servicing rights, which provides the Company with a source of fee income. Mortgage servicing rights, at amortized basis, totaled $1.0 million at March 31, 2015 and $1.0 million at December 31, 2014.

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

Commercial and industrial loans and commercial real estate loans totaled $859.0 million and $1.5 billion, and represented 25.1% and 43.2%, respectively of total loans as of March 31, 2015. The commercial real estate portfolio was up 1.6% over year-end 2014, while commercial and industrial loans were flat. As of March 31, 2015, agriculturally-related loans totaled $121.0 million or 3.5% of total loans and leases, down from $140.7 million or 4.2% of total loans and leases at December 31, 2014. There is generally an increase in agriculturally-related loans at year end related to tax planning and these loans are typically paid down over the first part of the year. Agriculturally-related loans include loans to dairy farms and cash and vegetable crop farms. Agriculturally-related loans are primarily made based on identified cash flows of the borrower with consideration given to underlying collateral, personal guarantees, and government related guarantees. Agriculturally-related loans are generally secured by the assets or property being financed or other business assets such as accounts receivable, livestock, equipment or commodities/crops.

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

The carrying value of acquired loans acquired and accounted for in accordance with ASC Subtopic 310-30, “Receivables Loans and Debt Securities Acquired with Deteriorated Credit Quality,” was $31.0 million at March 31, 2015 as compared to $34.4 million at December 31, 2014. Under ASC Subtopic 310-30, loans may be aggregated and accounted for as pools of loans if the loans being aggregated have common risk characteristics. The Company elected to account for the loans with evidence of credit deterioration individually rather than aggregate them into pools. The difference between the undiscounted cash flows expected at acquisition and the investment in the acquired loans, or the “accretable yield,” is recognized as interest income utilizing the level-yield method over the life of each loan. Contractually required payments for interest and principal that exceed the undiscounted cash flows expected at acquisition, or the “non-accretable difference,” are not recognized as a yield adjustment, as a loss accrual or as a valuation allowance.

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

The carrying value of loans not exhibiting evidence of credit impairment at the time of the acquisition (i.e. loans outside of the scope of ASC 310-30) was $498.0 million at March 31, 2015. At acquisition, these loans were recorded at fair value, including a credit discount. Credit losses on acquired performing loans are estimated based on analysis of the performing portfolio. The purchased performing portfolio also included a general interest rate mark (premium). Both the credit discount and interest rate mark are accreted/amortized as a yield adjustment over the estimated lives of the loans. Interest is accrued daily on the outstanding principal balance of purchased performing loans.

At March 31, 2015, acquired loans included $16.8 million of covered loans. VIST Financial Corp had acquired these loans in an FDIC assisted transaction in the fourth quarter of 2010. In accordance with loss sharing agreements with the FDIC, certain losses and expenses relating to covered loans may be reimbursed by the FDIC at 70% or, if certain levels of reimbursement are reached, 80%. See Note 7 – “FDIC Indemnification Asset Related to Covered Loans” in the Notes to Unaudited Condensed Consolidated Financial Statements included in Part I of this Quarterly Report on Form 10-Q.

The Company has adopted comprehensive lending policies, underwriting standards and loan review procedures. Management reviews these policies and procedures on a regular basis. The Company discussed its lending policies and underwriting guidelines for its various lending portfolios in Note 3 – “Loans and Leases” in the Notes to Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. There have been no significant changes in these policies and guidelines. As such, these policies are reflective of new originations as well as those balances held at March 31, 2015. The Company’s Board of Directors approves the lending policies at least annually. The Company recognizes that exceptions to policy guidelines may occasionally occur and has established procedures for approving exceptions to these policy guidelines. Management has also implemented reporting systems to monitor loan originations, loan quality, concentrations of credit, loan delinquencies and nonperforming loans and potential problem loans.

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

(in thousands)	03/31/2015	12/31/2014	03/31/2014

Allowance for originated loans and leases
Commercial and industrial	$9,830	$9,157	$8,769
Commercial real estate	12,338	12,069	10,415
Residential real estate	4,665	5,030	5,368
Consumer and other	1,857	1,900	2,109
Total	$28,690	$28,156	$26,661

(in thousands)	03/31/2015	12/31/2014	03/31/2014

Allowance for acquired loans
Commercial and industrial	$563	$431	$298
Commercial real estate	166	337	819
Residential real estate	43	51	70
Consumer and other	23	22	166
Total	$795	$841	$1,353

As of March 31, 2015, the total allowance for loan and lease losses was $29.5 million, which was $0.5 million or 1.7% over year-end 2014 The increase in the allowance compared to year-end was mainly due growth in the originated loan portfolio. Loans internally-classified Special Mention, Substandard and Doubtful were down from prior year as were the level of nonperforming loans and leases. The allowance for loan and lease losses covered 145.11% of nonperforming loans and leases as of March 31, 2015, compared to 128.43% at December 31, 2014, and 78.88% at March 31, 2014.

The Company’s allowance for originated loan and lease losses totaled $28.7 million at March 31, 2015, which represented 0.99% of total originated loans, which was unchanged from prior quarter, and down from 1.04% at March 31, 2014. The increase in the dollar balance of the originated allowance over prior periods is mainly a result of growth in the originated loan portfolio, while the decrease in the originated allowance as a percentage of total originated loans reflects improvement in asset quality measures. Originated loans internally-classified as Special Mention, Substandard and Doubtful totaled $54.1 million at March 31, 2015, which were in down $2.2 million or 3.9% compared to prior quarter, and down $23.5 million or 30.3% compared to March 31, 2014. The decrease is mainly due to paydowns of classified assets and upgrades of risk ratings in our commercial loan portfolio and commercial real estate construction portfolios as a result of improving financial conditions of our commercial customers. The decrease in the residential real estate allocation compared to year end 2014, reflected lower nonperforming loans and overall improvement in the housing market. The increase in the allocations for commercial and industrial loans and commercial real estate loans was mainly a result of growth in these portfolios.

The allowance for acquired loans at March 31, 2015 was $795,000, down $46,000 or 5.5% from year-end 2014 and down $558,000 or 41.2% compared to March 31, 2014. The amount of acquired loans internally-classified as Special Mention, Substandard and Doubtful totaled $26.8 million at March 31, 2015, down from $27.3 million at year-end 2014 and $49.1 million at March 31, 2014. Loan pay downs, the movement of loans to other real estate owned, and charge offs have contributed to the decrease from the same quarter prior year. Nonaccrual acquired loans were $4.7 million as of March 31, 2015 compared to $4.7 million at year-end 2014, and $6.9 million at March 31, 2014.

Activity in the Company’s allowance for loan and lease losses during the three months of 2015 and 2014 is illustrated in the table below.

Analysis of the Allowance for Originated Loan and Lease Losses

(in thousands)	03/31/2015	03/31/2014
Average originated loans outstanding during period	$2,856,175	$2,532,952
Balance of originated allowance at beginning of year	$28,156	$26,700

ORIGINATED LOANS CHARGED-OFF:
Commercial and industrial	2	121
Commercial real estate	14	180
Residential real estate	93	193
Consumer and other	267	252
Total loans charged-off	$376	$746

RECOVERIES OF ORIGINATED LOANS PREVIOUSLY CHARGED-OFF:
Commercial and industrial	147	65
Commercial real estate	208	2
Residential real estate	47	12
Consumer and other	168	117
Total loans recoveries	$570	$196
Net loans (recovered) charged-off	(194)	550
Additions to originated allowance charged to operations	340	511
Balance of originated allowance at end of period	$28,690	$26,661
Allowance for originated loans and leases as a percentage of originated loans and leases	0.99%	1.04%
Annualized net (recoveries) charge-offs on originated loans to average total originated loans and leases during the period	(0.03%)	0.09%

Analysis of the Allowance for Acquired Loan Losses

(in thousands)	03/31/2015	03/31/2014
Average acquired loans outstanding during period	$542,144	$659,568
Balance of acquired allowance at beginning of year	841	1,270

ACQUIRED LOANS CHARGED-OFF:
Commercial and industrial	1	19
Commercial real estate	0	25
Residential real estate	30	99
Consumer and other	0	6
Total loans charged-off	$31	$149

Commercial and industrial	7	0
Commercial real estate	107	0
Residential real estate	2	0
Total loans recovered	$116	$0
Net loans charged-off	(85)	149
Additions to acquired allowance charged to operations	(131)	232
Balance of acquired allowance at end of period	$795	$1,353
Allowance for acquired loans as a percentage of acquired loans outstanding acquired loans and leases	0.15%	0.21%
Annualized net charge-offs on acquired loans as a percentage of average acquired loans and leases outstanding during the period	(0.06%)	0.09%
Annualized total net charge-offs as a percentage of average loans and leases outstanding during the period	(0.03%)	0.09%

Net loan and lease (recoveries)/charge-offs totaled $(279,000) for the three months ended March 31, 2015, compared to $699,000 for the same period in 2014. Annualized net (recoveries)/charge offs for the three month period ended March 31, 2015 as a percentage of average total loans and leases was (0.03%) compared to 0.09% for the three months ended March 31, 2014. The most recent peer percentage is 0.15%. The peer data is from the Federal Reserve Board and represents banks or bank holding companies with assets between $3.0 billion and $10.0 billion. The peer data is as of December 31, 2014, the most recent data available. The gross recoveries in the acquired commercial real estate in 2015 are mainly related to one loan that was previously provided for in the allowance calculation and that was previously charged-off.

The provision for loan and lease losses was $209,000 for the first three months of 2015 compared to $743,000 for the first three months of 2014. The provision for originated loan and lease losses was $340,000 for the three months ended March 31, 2015, compared to $511,000 for the same period in 2014. For the first quarter of 2015, the acquired portfolio had provision recapture of $131,000 compared to provision expense of $232,000 for the first quarter of 2014. Positive credit quality trends, including reductions in classified loans and nonperforming loans, and recoveries of previously charged of credits, are the main reasons for the lower provision compared to the same period last year.

Analysis of Past Due and Nonperforming Loans

(in thousands)	03/31/2015[1]	12/31/2014[1]	03/31/2014[1]
Loans 90 days past due and accruing
Commercial and industrial	$0	$0	$0
Commercial real estate	0	0	278
Residential real estate	236	106	61
Total loans 90 days past due and accruing	236	106	339
Nonaccrual loans
Commercial and industrial	1,629	2,116	1,343
Commercial real estate	7,058	7,520	21,445
Residential real estate	9,564	9,043	10,885
Consumer and other	243	349	237
Total nonaccrual loans	18,494	19,028	33,910
Troubled debt restructurings not included above	1,589	3,444	1,266
Total nonperforming loans and leases	20,319	22,578	35,515
Other real estate owned	5,816	5,683	5,351
Total nonperforming assets	$26,135	$28,261	$40,866
Allowance as a percentage of nonperforming loans and leases	145.11%	128.43%	78.88%
Total nonperforming loans and leases as percentage of total loans and leases	0.59%	0.67%	1.11%
Total nonperforming assets as percentage of total assets	0.49%	0.54%	0.81%

[1] The March 31, 2015, December 31, 2014, and March 31, 2014 columns in the above table exclude $3.5 million, $3.5 million, and $4.9 million, respectively, of acquired loans that are 90 days past due and accruing interest. These loans were originally recorded at fair value on the acquisition date of August 1, 2012. These loans are considered to be accruing as we can reasonably estimate future cash flows on these acquired loans and we expect to fully collect the carrying value of these loans. Therefore, we are accreting the difference between the carrying value of these loans and their expected cash flows into interest income.

Nonperforming assets include nonaccrual loans, troubled debt restructurings (“TDR”), and foreclosed real estate/other real estate owned. Nonperforming assets represented 0.49% of total assets at March 31, 2015, compared to 0.54% at December 31, 2014, and 0.81% at March 31, 2014. The Company’s ratio of nonperforming assets to total assets continues to compare favorably to our peer group’s most recent ratio of 1.24% at December 31, 2014.

Total nonperforming loans and leases were down $2.3 million or 10.0% from year end 2014, and down $15.2 million or 42.8% from March 31, 2014. A breakdown of nonperforming loans by portfolio segment is shown above. The decrease in nonperforming commercial real estate loans since March 31, 2014 is mainly due to significant payments received on two large commercial relationships in 2014. In addition, one larger commercial real estate property was acquired through foreclosure during the second quarter of 2014 and is included in the table above under the caption ‘Other Real Estate Owned’. The decrease in the line captioned, ‘Troubled debt restructurings not included above’, from year-end 2014 was a result of several loans performing in accordance with their modified terms for an extended period and therefore no longer required to be reported on this line item.

Loans are considered modified in a TDR when, due to a borrower’s financial difficulties, the Company makes a concession(s) to the borrower that it would not otherwise consider and the borrower could not obtain elsewhere. These modifications may include, among others, an extension of the term of the loan, and granting a period when interest-only payments can be made, with the principal payments made over the remaining term of the loan or at maturity. TDRs are included in the above table within the following categories: “loans 90 days past due and accruing”, “nonaccrual loans”, or “troubled debt restructurings not included above”. Loans in the latter category include loans that meet the definition of a TDR but are performing in accordance with the modified terms and therefore classified as accruing loans. At March 31, 2015 the Company had $5.7 million in TDRs, and of that total $4.1 million were reported as nonaccrual and $1.6 million were considered performing and included in the table above.

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

The Company’s recorded investment in loans and leases that are considered impaired totaled $16.3 million at March 31, 2015, compared to $12.6 million at December 31, 2014 and $29.5 million at March 31, 2014. A loan is impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impaired loans consist of our non-homogenous nonaccrual loans, and all TDRs. Specific reserves on individually identified impaired loans that are not collateral dependent are measured based on the present value of expected future cash flows discounted at the original effective interest rate of each loan. For loans that are collateral dependent, impairment is measured based on the fair value of the collateral less estimated selling costs, and such impaired amounts are generally charged off.

The year-to-date average recorded investment in impaired loans and leases was $17.3 million at March 31, 2015, compared to $29.6 million at March 31, 2014. At March 31, 2015 there was a specific reserve of $1.2 million on impaired loans compared to $1.2 million of specific reserves at December 31, 2014. The specific reserve of $1.2 million reported at March 31, 2015 includes a specific reserve of $735,000 for one commercial real estate loan in the originated portfolio and specific reserves of $514,000 on 6 loans within the acquired portfolio. The majority of impaired loans are collateral dependent impaired loans that have limited exposure or require limited specific reserve because of the amount of collateral support with respect to these loans and previous charge-offs. Interest payments on impaired loans are typically applied to principal unless collectability of the principal amount is reasonably assured. In these cases, interest is recognized on a cash basis.

The ratio of the allowance to nonperforming loans (loans past due 90 days and accruing, nonaccrual loans and restructured troubled debt) was 145.11% at March 31, 2015, improved from 128.43% in December 31, 2014, and 78.88% at March 31, 2014. The improvement in the ratio reflects the decrease in nonperforming loans over the year as well as an increase in the total allowance. The Company’s nonperforming loans are mostly made up of collateral dependent impaired loans requiring little to no specific allowance due to the level of collateral available with respect to these loans and/or previous charge-offs. The Company’s peer group ratio as provided by the Federal Reserve Bank was 149.48% as of December 31, 2014.

Management reviews the loan portfolio continuously for evidence of potential problem loans and leases. Potential problem loans and leases are loans and leases that are currently performing in accordance with contractual terms, but where known information about possible credit problems of the related borrowers causes management to have doubt as to the ability of such borrowers to comply with the present loan payment terms and may result in such loans and leases becoming nonperforming at some time in the future. Management considers loans and leases classified as Substandard, which continue to accrue interest, to be potential problem loans and leases. The Company, through its internal loan review function, identified 30 commercial relationships from the originated portfolio and 22 commercial relationships from the acquired portfolio totaling $18.5 million and $10.3 million, respectively at March 31, 2015 that were potential problem loans. At December 31, 2014, the Company had identified 34 relationships totaling $14.8 million in the originated portfolio and 21 relationships totaling $8.8 million in the acquired portfolio that were potential problem loans. Of the 30 commercial relationships in the originated portfolio at March 31, 2015, that were Substandard, there were 6 relationships that equaled or exceeded $1.0 million, which in aggregate totaled $11.1 million, the largest of which was $3.6 million. Of the 22 commercial relationships from the acquired loan portfolio at March 31, 2015, that were substandard, there were 2 relationships that equaled or exceeded $1.0 million, which in aggregate totaled $3.4 million, the largest of which is $1.8 million. The Company continues to monitor these potential problem relationships; however, management cannot predict the extent to which continued weak economic conditions or other factors may further impact borrowers. These loans remain in a performing status due to a variety of factors, including payment history, the value of collateral supporting the credits, and personal or government guarantees. These factors, when considered in the aggregate, give management reason to believe that the current risk exposure on these loans does not warrant accounting for these loans as nonperforming. However, these loans do exhibit certain risk factors, which have the potential to cause them to become nonperforming. Accordingly, management’s attention is focused on these credits, which are reviewed on at least a quarterly basis.

Capital

Total equity was $504.3 million at March 31, 2015, an increase of $14.7 million or 3.0% from December 31, 2014. The increase reflects growth in retained earnings and additional paid-in capital and a decrease in accumulated other comprehensive loss.

Additional paid-in capital increased by $3.2 million, from $348.9 million at December 31, 2014, to $352.1 million at March 31, 2015. The increase is primarily attributable to the following: $1.6 million related to shares issued under the employee stock ownership plan, $1.3 million related to shares issued for the exercise of stock options, and $386,000 related to stock-based compensation. Retained earnings increased by $5.7 million from $165.2 million at December 31, 2014, to $170.9 million at March 31, 2015, reflecting net income of $12.7 million less dividends paid of $6.3 million. Retained earnings were also impacted by the adoption of accounting guidance related to accounting for investments in qualified affordable housing projects in the first quarter of 2015. The adoption resulted in $725,000 reduction of retained earnings. Accumulated other comprehensive loss decreased from a net loss of $24.0 million at December 31, 2014 to a net loss of $18.3 million at March 31, 2015, reflecting a $5.4 million increase in unrealized gains on available-for-sale securities due to a decrease in market rates, and a $332,000 decrease related to postretirement benefit plans. Under regulatory requirements, amounts reported as accumulated other comprehensive income/loss related to net unrealized gain or loss on available-for-sale securities and the funded status of the Company’s defined benefit post-retirement benefit plans do not increase or reduce regulatory capital and are not included in the calculation of risk-based capital and leverage ratios.

Cash dividends paid in the first three months of 2015 totaled approximately $6.3 million, representing 49.4% of year to date 2015 earnings. Cash dividends of $0.42 per common share paid in the first three months of 2015 were up 5.0% over cash dividends of $0.40 per common share paid in the first three months of 2014.

On July 24, 2014, the Company’s Board of Directors authorized, at the discretion of senior management, the repurchase of up to 400,000 shares of the Company’s outstanding common stock. Purchases may be made on the open market or in privately negotiated transactions over the next 24 months. The Company did not repurchase during the first quarter of 2015. Life-to-date the Company has repurchased 101,466 shares under the plan at an average price of $45.35.

The Company and its banking subsidiaries are subject to various regulatory capital requirements administered by Federal banking agencies. In July 2013, the FRB approved and published the final Basel III Capital Rules establishing a new comprehensive capital framework for U.S. banking organizations. The rules implement the Basel Committee’s December 2010 framework known as “Basel III” for strengthening international capital standards as well as certain provisions of the Dodd-Frank Act. The Basel III Capital Rules substantially revise the risk-based capital requirements applicable to bank holding companies and depository institutions, including Tompkins, compared to the current U.S. risk-based capital rules. The Basel III Capital Rules define the components of capital and address other issues affecting the numerator in banking institutions’ regulatory capital ratios. The Basel III Capital Rules also address risk weights and other issues affecting the denominator in banking institutions’ regulatory capital ratios and replace the existing risk-weighting approach, which was derived from the Basel I capital accords of the Basel Committee, with a more risk-sensitive approach based, in part, on the standardized approach in the Basel Committee’s 2004 “Basel II” capital accords. The Basel III Capital Rules also implement the requirements of Section 939A of the Dodd-Frank Act to remove references to credit ratings from the federal banking agencies’ rules. The Basel III Capital Rules were effective for Tompkins on January 1, 2015 (subject to a phase-in period).

As required under Dodd-Frank, the new rules add a new capital ratio, a “common equity tier 1 capital ratio” (CET1). The primary difference between this ratio and the current tier 1 leverage ratio is that only common equity will qualify as tier 1 capital under the new ratio. The new CET1 ratio also will include most elements of accumulated other comprehensive income, including unrealized securities gains and losses, as part of both total regulatory capital (numerator) and total assets (denominator), although community banks are given the opportunity to make a one-time irrevocable election to include or not to include certain elements of other comprehensive income, most notably unrealized securities gains or losses. Tompkins made the one-time election to not include the certain items of other comprehensive income in its capital calculation.

In addition to setting higher minimum capital ratios, the new rules, introduce a capital conservation buffer, which must be added to each of the minimum capital ratios and is designed to absorb losses during periods of economic stress. The capital conservation buffer will be phased-in over five years beginning on January 1, 2016 and will be set at 2.5% when fully phased-in. If a banking organization fails to hold capital above minimum capital ratios, including the capital conservation buffet, it will be subject to certain restrictions on capital distributions and discretionary bonus payments.

The final rules eliminated the proposed phase-out over 10 years of Trust Preferred Services, or “TRUPs” as tier 1 capital for banks, such as Tompkins, that have less than $15 billion in total assets. Under the final rule, grandfathered TRUPs, such as Tompkins’ outstanding TRUPs, would continue to qualify as tier 1 capital until they mature or are redeemed, up to a limit of 25% of tier 1 capital (for grandfathered TRUPs and other grandfathered tier 1 capital components).

The following table provides a summary of the Company’s capital ratios as of March 31, 2015.

REGULATORY CAPITAL ANALYSIS
March 31, 2015	Actual		Well Capitalized Requirement
(dollar amounts in thousands)	Amount	Ratio	Amount	Ratio
Total Capital (to risk weighted assets)	$492,308	13.36%	$368,386	10.00%
Tier 1 Capital (to risk weighted assets)	$460,925	12.51%	$294,709	8.00%
Tier 1 Common Equity (to risk weighted assets)	$423,545	11.50%	$239,451	6.50%
Tier 1 Capital (to average assets)	$460,925	8.85%	$260,544	5.00%

As illustrated above, the Company’s capital ratios on March 31, 2015 remain above the minimum requirements for well capitalized institutions. Total capital as a percent of risk weighted assets decreased from 13.6% as of December 31, 2014 to 13.4% at March 31, 2015. Tier 1 capital as a percent of risk weighted assets decreased from 12.8% at the end of 2014 to 12.5% as of March 31, 2015. Tier 1 capital as a percent of average assets was 8.9% at March 31, 2015 up from 8.7% at year end December 31, 2014. Common equity tier 1 capital was 11.50% for the first quarter of 2015. All ratios were negatively impacted by the new Basel III requirements the Company was subject to in the reporting period.

As of March 31, 2015, the capital ratios for the Company’s subsidiary banks also exceeded the minimum levels required to be considered well capitalized.

Deposits and Other Liabilities

Total deposits of $4.3 billion at March 31, 2015 increased $113.6 million or 2.7% from December 31, 2014. The increase from year-end 2014 was comprised mainly of increases in money market savings and interest bearing checking deposits up $150.5 million, and time deposit accounts up $18.9 million offset by lower non interest bearing deposits down $55.8 million. The increase in money market savings and interest checking was mainly in municipal deposits and reflects an inflow of tax receipts. The decrease in noninterest bearing balances was partially due to some seasonality in the deposit balances of the Company’s agricultural related businesses, which generally grow deposit balances at year end and use these deposit balances during the first half of the year.

The most significant source of funding for the Company is core deposits. The Company defines core deposits as total deposits less time deposits of $250,000 or more, brokered deposits and municipal money market deposits. Core deposits of $3.4 billion increased $53.7 million at March 31, 2015 compared to year-end 2014. Core deposits represented 80.1% of total deposits at March 31, 2015, compared to 81.1% of total deposits at December 31, 2014.

Municipal money market savings and interest checking accounts of $770.5 million at March 31, 2015 increased $112.3 million or 17.1% from $658.2 million at year-end 2014. In general, there is a seasonal pattern to municipal deposits starting with a low point during July and August. Account balances tend to increase throughout the fall and into the winter months from tax deposits and the Company receive an additional inflow at the end of March from the electronic deposit of state funds.

The Company uses both retail and wholesale repurchase agreements. Retail repurchase agreements are arrangements with local customers of the Company, in which the Company agrees to sell securities to the customer with an agreement to repurchase those securities at a specified later date. Retail repurchase agreements totaled $49.8 million at March 31, 2015, and $60.8 million at December 31, 2014. Management generally views local repurchase agreements as an alternative to large time deposits. The Company’s wholesale repurchase agreements totaled $86.0 million at March 31, 2015 and included $55.0 million with the FHLB and $31.0 million with a large financial institution. Wholesale repurchase agreements totaled $86.3 million at December 31, 2014.

The Company’s other borrowings totaled $330.9 million at March 31, 2015, down $25.7 million or 7.2% from $356.5 million at December 31, 2014. Borrowings at March 31, 2015 included $136.4 million in FHLB overnight advances, $180.9 million of FHLB term advances, and a $13.5 million advance from a bank. Borrowings at year-end 2014 included $232.1 million in overnight advances from FHLB, $111.0 million of FHLB term advances, and a $13.5 million advance from a bank. The decrease in short term borrowings reflects the repayment of overnight FHLB advances with other funding sources, mainly deposits. Of the $180.9 million in FHLB term advance at March 31, 2015, $90.9 million is due over one year. In 2007, the Company elected the fair value option under FASB ASC Topic 825 for a $10.0 million advance with the FHLB. The fair value of this advance decreased by $41,000 (net mark-to-market gain of $41,000) over the three months ended March 31, 2015.

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

Core deposits, discussed above under “Deposits and Other Liabilities”, are a primary and low cost funding source obtained primarily through the Company’s branch network. In addition to core deposits, the Company uses non-core funding sources to support asset growth. These non-core funding sources include time deposits of $250,000 or more, brokered time deposits, national deposit listing services, municipal money market deposits, bank borrowings, securities sold under agreements to repurchase and overnight and term advances from the FHLB. Rates and terms are the primary determinants of the mix of these funding sources. Non-core funding sources of $1.3 billion at March 31, 2015 increased $23.0 million or 1.8% as compared to year end 2014. Non-core funding sources, as a percentage of total liabilities, were 27.5% at March 31, 2015, compared to 27.0% at December 31, 2014. The increase in non-core funding sources reflects an increase in time deposits of $250,000 or more and municipal money market deposits.

Non-core funding sources may require securities to be pledged against the underlying liability. Securities carried at $1.2 billion and $1.1 billion at March 31, 2015 and December 31, 2014, respectively, were either pledged or sold under agreements to repurchase. Pledged securities represented 79.5% of total securities at March 31, 2015, compared to 72.3% of total securities at December 31, 2014.

Cash and cash equivalents totaled $64.0 million as of March 31, 2015 which increased from $56.1 million at December 31, 2014. Short-term investments, consisting of securities due in one year or less, increased from $79.8 million at December 31, 2014, to $80.3 million on March 31, 2015. The Company also had $8.6 million of securities designated as trading securities at March 31, 2015.

Cash flow from the loan and investment portfolios provides a significant source of liquidity. These assets may have stated maturities in excess of one year, but have monthly principal reductions. Total mortgage-backed securities, at fair value, were $789.9 million at March 31, 2015 compared with $769.3 million at December 31, 2014. Outstanding principal balances of residential mortgage loans, consumer loans, and leases totaled approximately $1.1 billion at March 31, 2015 as compared to $1.1 billion at December 31, 2014. Aggregate amortization from monthly payments on these assets provides significant additional cash flow to the Company.

Liquidity is enhanced by ready access to national and regional wholesale funding sources including Federal funds purchased, repurchase agreements, brokered certificates of deposit, and FHLB advances. Through its subsidiary banks, the Company has borrowing relationships with the FHLB and correspondent banks, which provide secured and unsecured borrowing capacity. At March 31, 2015, the unused borrowing capacity on established lines with the FHLB was $1.2 billion. As members of the FHLB, the Company’s subsidiary banks can use certain unencumbered mortgage-related assets and securities to secure additional borrowings from the FHLB. At March 31, 2015, total unencumbered residential mortgage loans and securities of the Company were $626.2 million. Additional assets may also qualify as collateral for FHLB advances upon approval of the FHLB.

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

The Company’s Board of Directors has set a policy that interest rate risk exposure will remain within a range whereby net interest income will not decline by more than 10% in one year as a result of a 100 basis point parallel change in rates. Based upon the simulation analysis performed as of February 28, 2015 a 200 basis point parallel upward change in interest rates over a one-year time frame would result in a one-year decrease in net interest income from the base case of approximately 1.0%, while a 100 basis point parallel decline in interest rates over a one-year period would result in an decrease in one-year net interest income from the base case of 1.4%. The simulation assumes no balance sheet growth and no management action to address balance sheet mismatches.

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

In addition to the simulation analysis, management uses an interest rate gap measure. The table below is a Condensed Static Gap Report, which illustrates the anticipated repricing intervals of assets and liabilities as of March 31, 2015. The Company’s one-year net interest rate gap was a negative $314.5 million or 5.87% of total assets at March 31, 2015, compared with a negative $225.8 million or 4.28% of total assets at December 31, 2014. A negative gap position exists when the amount of interest-bearing liabilities maturing or repricing exceeds the amount of interest-earning assets maturing or repricing within a particular time period. This analysis suggests that the Company’s net interest income is moderately more vulnerable to an increasing rate environment than it is to a prolonged declining interest rate environment. An interest rate gap measure could be significantly affected by external factors such as a rise or decline in interest rates, loan or securities prepayments, and deposit withdrawals.

Condensed Static Gap – March 31, 2015	Repricing Interval

(in thousands)	Total	0-3 months	3-6 months	6-12 months	Cumulative 12 months
Interest-earning assets[1]	$4,992,361	$1,001,139	$246,307	$462,543	$1,709,989
Interest-bearing liabilities	3,819,175	1,567,155	211,988	245,370	2,024,513
Net gap position		(566,016)	34,319	217,173	(314,524)
Net gap position as a percentage of total assets		(10.56%)	0.64%	4.05%	(5.87%)

[1] Balances of available securities are shown at amortized cost

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2015. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this Report on Form 10-Q, the Company’s disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2015, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Due to the nature of the Company’s business, the Company is party to a certain amount of litigation arising out of the ordinary course of the Company’s business. In the opinion of management, there are no pending claims which, if determined adversly, would have a material effect on the Company’s results of operations or financial condition.

Item 1A. Risk Factors

There have been no material changes in the risk factors previously disclosed under Item 1A. of the Company’s Annual Report on Form 10-K, as amended, for the fiscal year ended December 31, 2014.

Item 2. Unregistered Sales of Equity Securities and the Use of Proceeds

Issuer Purchases of Equity Securities

	Total Number of Shares Purchased (a)	Average Price Paid Per Share (b)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (c)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (d)
January 1, 2015 through January 31, 2015	1,717	$54.00	0	298,534

February 1, 2015 through February 28, 2015	574	53.15	0	298,534

March 1, 2015 through March 31, 2015	0	0	0	298,534

Total	2,291	$53.79	0	298,534

Included in the table above are 1,717 shares purchased in January 2015, at an average cost of $54.00 and 574 shares purchased in February 2015, at an average cost of $53.15 by the trustee of the rabbi trust established by the Company under the Company’s Stock Retainer Plan For Eligible Directors of Tompkins Financial Corporation and Participating Subsidiaries and were part of the director deferred compensation under that plan.

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

Date: May 11, 2015

TOMPKINS FINANCIAL CORPORATION

By:	/S/ Stephen S. Romaine
Stephen S. Romaine
President and Chief Executive Officer
(Principal Executive Officer)

By:	/S/ Francis M. Fetsko
Francis M. Fetsko
Executive Vice President, Chief Financial Officer, and Chief Operating Officer
(Principal Financial Officer)
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description	Pages

31.1	Certification of Principal Executive Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934.	69

31.2	Certification of Principal Financial Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934.	70

32.1	Certification of Principal Executive Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, 18 U.S.C. Section 1350	71

32.2	Certification of Principal Financial Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, 18 U.S.C. Section 1350	72

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Condition as of March 31, 2015 and December 31, 2014; (ii) Condensed Consolidated Statements of Income for the three months ended March 31, 2015 and 2014; (iii) Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2015 and 2014; (iv) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2015 and 2014; (v) Condensed Consolidated Statements of Changes in Shareholders’ Equity for the three months ended March 31, 2015 and 2014; and (vi) Notes to Unaudited Condensed Consolidated Financial Statements.

