Form 10-Q
period 2015-06-30
TOMPKINS FINANCIAL CORP
filed 2015-08-10
CIK 1005817

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

Large Accelerated Filer ☐	Accelerated Filer ☒
Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes  ☐  No  ☒.

Indicate the number of shares of the Registrant’s Common Stock outstanding as of the latest practicable date:

Class	Outstanding as of July 28, 2015
Common Stock, $0.10 par value	14,942,138 shares

TOMPKINS FINANCIAL CORPORATION

FORM 10-Q

TOMPKINS FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CONDITION

(In thousands, except share and per share data) (Unaudited)	As of	As of
ASSETS	06/30/2015	12/31/2014
Cash and noninterest bearing balances due from banks	$58,237	$53,921
Interest bearing balances due from banks	1,902	2,149
Cash and Cash Equivalents	60,139	56,070

Trading securities, at fair value	8,153	8,992
Available-for-sale securities, at fair value (amortized cost of $1,381,440 at June 30, 2015 and $1,397,458 at December 31, 2014)	1,382,484	1,402,236
Held-to-maturity securities, at amortized cost (fair value of $146,076 at June 30, 2015 and $89,036 at December 31, 2014)	145,737	88,168
Originated loans and leases, net of unearned income and deferred costs and fees	3,013,968	2,839,974
Acquired loans and leases, covered	15,771	19,319
Acquired loans and leases, non-covered	492,192	533,995
Less: Allowance for loan and lease losses	30,091	28,997
Net Loans and Leases	3,491,840	3,364,291

FDIC indemnification asset	634	1,903
Federal Home Loan Bank stock	27,128	21,259
Bank premises and equipment, net	59,451	59,800
Corporate owned life insurance	74,894	73,725
Goodwill	92,243	92,243
Other intangible assets, net	13,569	14,649
Accrued interest and other assets	79,864	86,225
Total Assets	$5,436,136	$5,269,561
LIABILITIES
Deposits:
Interest bearing:
Checking, savings and money market	2,314,510	2,247,708
Time	906,345	898,081
Noninterest bearing	983,234	1,023,365
Total Deposits	4,204,089	4,169,154

Federal funds purchased and securities sold under agreements to repurchase	131,063	147,037
Other borrowings, including certain amounts at fair value of $10,817 at June 30, 2015 and $10,961 at December 31, 2014	493,326	356,541
Trust preferred debentures	37,423	37,337
Other liabilities	64,841	69,909
Total Liabilities	$4,930,742	$4,779,978
EQUITY
Tompkins Financial Corporation shareholders’ equity:
Common Stock - par value $.10 per share: Authorized 25,000,000 shares; Issued: 14,978,017 at June 30, 2015; and 14,931,354 at December 31, 2014	1,498	1,493
Additional paid-in capital	351,549	348,889
Retained earnings	181,955	165,160
Accumulated other comprehensive loss	(27,621)	(24,011)
Treasury stock, at cost – 111,467 shares at June 30, 2015, and 111,436 shares at December 31, 2014	(3,504)	(3,400)

Total Tompkins Financial Corporation Shareholders’ Equity	503,877	488,131
Noncontrolling interests	1,517	1,452
Total Equity	$505,394	$489,583
Total Liabilities and Equity	$5,436,136	$5,269,561

See notes to consolidated financial statements

TOMPKINS FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Six Months Ended
(In thousands, except per share data) (Unaudited)	06/30/2015	06/30/2014	06/30/2015	06/30/2014
INTEREST AND DIVIDEND INCOME
Loans	$38,059	$37,348	$75,435	$74,302
Due from banks	1	0	2	1
Trading securities	90	107	184	219
Available-for-sale securities	7,374	7,984	15,188	15,920
Held-to-maturity securities	674	186	1,270	338
Federal Home Loan Bank stock and Federal Reserve Bank stock	225	194	572	404
Total Interest and Dividend Income	46,423	45,819	92,651	91,184
INTEREST EXPENSE
Time certificates of deposits of $250,000 or more	354	328	689	635
Other deposits	2,267	2,449	4,553	4,884
Federal funds purchased and securities sold under agreements to repurchase	665	763	1,335	1,580
Trust preferred debentures	573	571	1,143	1,141
Other borrowings	1,234	1,192	2,373	2,401
Total Interest Expense	5,093	5,303	10,093	10,641
Net Interest Income	41,330	40,516	82,558	80,543
Less: Provision for loan and lease losses	922	67	1,131	810
Net Interest Income After Provision for Loan and Lease Losses	40,408	40,449	81,427	79,733
NONINTEREST INCOME
Insurance commissions and fees	7,407	7,046	14,777	14,303
Investment services income	3,838	3,902	7,844	7,912
Service charges on deposit accounts	2,244	2,388	4,402	4,504
Card services income	2,025	1,920	3,843	4,032
Mark-to-market loss on trading securities	(74)	(34)	(137)	(93)
Mark-to-market gain on liabilities held at fair value	104	63	145	128
Other income	2,695	2,400	4,721	4,239
Gain on sale of available-for-sale securities	723	35	1,013	129
Total Noninterest Income	18,962	17,720	36,608	35,154
NONINTEREST EXPENSES
Salaries and wages	18,394	17,660	35,962	34,306
Pension and other employee benefits	(519)	4,978	5,475	11,023
Net occupancy expense of premises	3,073	3,066	6,412	6,326
Furniture and fixture expense	1,483	1,459	2,933	2,796
FDIC insurance	748	735	1,489	1,546
Amortization of intangible assets	500	525	1,007	1,052
Other operating expense	9,239	10,505	19,332	20,089
Total Noninterest Expenses	32,918	38,928	72,610	77,138
Income Before Income Tax Expense	26,452	19,241	45,425	37,749
Income Tax Expense	9,030	6,148	15,290	12,054
Net Income attributable to Noncontrolling Interests and Tompkins Financial Corporation	17,422	13,093	30,135	25,695
Less: Net income attributable to noncontrolling interests	32	32	65	65
Net Income Attributable to Tompkins Financial Corporation	$17,390	$13,061	$30,070	$25,630
Basic Earnings Per Share	$1.16	$0.88	$2.01	$1.73
Diluted Earnings Per Share	$1.15	$0.87	$2.00	$1.72

See notes to consolidated financial statements

Consolidated Statements of Comprehensive Income
	Three Months Ended
(In thousands) (Unaudited)	06/30/2015	06/30/2014
Net income attributable to noncontrolling interests and Tompkins Financial Corporation	$17,422	$13,093
Other comprehensive income, net of tax:

Available-for-sale securities:
Change in net unrealized gain/loss during the period	(7,224)	6,751
Reclassification adjustment for net realized gain on sale of available-for-sale securities included in net income	(434)	(22)

Employee benefit plans:
Recognized actuarial gain due to curtailment	(3,196)	0
Net retirement plan loss	1,170	0
Amortization of net retirement plan actuarial gain	439	128
Amortization of net retirement plan prior service (credit) cost	(114)	(7)

Other comprehensive (loss) income	(9,359)	6,850

Subtotal comprehensive income attributable to noncontrolling interests and Tompkins Financial Corporation	8,063	19,943
Less: Net income attributable to noncontrolling interests	(32)	(32)
Total comprehensive income attributable to Tompkins Financial Corporation	$8,031	$19,911

See notes to unaudited condensed consolidated financial statements.

Consolidated Statements of Comprehensive Income
	Six Months Ended
(In thousands) (Unaudited)	06/30/2015	06/30/2014
Net income attributable to noncontrolling interests and Tompkins Financial Corporation	$30,135	$25,695
Other comprehensive income, net of tax:

Available-for-sale securities:
Change in net unrealized (loss) gain during the period	(1,632)	12,041
Reclassification adjustment for net realized gain on sale of available-for-sale securities included in net income	(608)	(78)

Employee benefit plans:
Recognized actuarial gain due to curtailment	(3,196)	0
Net retirement plan loss	1,170	0
Amortization of net retirement plan actuarial gain	877	320
Amortization of net retirement plan prior service credit/cost	(221)	1

Other comprehensive (loss) income	(3,610)	12,284

Subtotal comprehensive income attributable to noncontrolling interests and Tompkins Financial Corporation	26,525	37,979
Less: Net income attributable to noncontrolling interests	(65)	(65)
Total comprehensive income attributable to Tompkins Financial Corporation	$26,460	$37,914

See notes to unaudited condensed consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands) (Unaudited)	06/30/2015	06/30/2014
OPERATING ACTIVITIES
Net income attributable to Tompkins Financial Corporation	$30,070	$25,630
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	1,131	810
Depreciation and amortization of premises, equipment, and software	3,209	2,772
Amortization of intangible assets	1,007	1,052
Earnings from corporate owned life insurance	(1,169)	(975)
Net amortization on securities	5,835	5,180
Amortization/accretion related to purchase accounting	(3,034)	(3,736)
Mark-to-market loss on trading securities	137	93
Mark-to-market gain on liabilities held at fair value	(145)	(128)
Net gain on securities transactions	(1,013)	(129)
Net gain on sale of loans originated for sale	(10)	(221)
Proceeds from sale of loans originated for sale	669	8,415
Loans originated for sale	(1,050)	(9,102)
Gain on conversion of deposits	0	(140)
Net (gain) loss on sale of bank premises and equipment	(1)	15
Gain on pension curtailment	(6,003)	0
Stock-based compensation expense	953	697
Decrease in accrued interest receivable	495	375
Increase (decrease) in accrued interest payable	115	(243)
Proceeds from maturities and payments of trading securities	695	879
Other, net	7,273	2,945
Net Cash Provided by Operating Activities	39,164	34,189
INVESTING ACTIVITIES
Proceeds from maturities, calls and principal paydowns of available-for-sale securities	125,893	121,008
Proceeds from sales of available-for-sale securities	94,524	38,688
Proceeds from maturities, calls and principal paydowns of held-to-maturity securities	7,729	7,249
Purchases of available-for-sale securities	(209,545)	(169,245)
Purchases of held-to-maturity securities	(65,444)	(19,231)
Net increase in loans	(126,513)	(32,818)
Net (increase) decrease in Federal Home Loan Bank stock	(5,869)	4,013
Proceeds from sale of bank premises and equipment	58	86
Purchases of bank premises and equipment	(2,524)	(5,387)
Purchase of corporate owned life insurance	0	(2,500)
Net cash used in acquisition	0	(210)
Other, net	330	386
Net Cash Used in Investing Activities	(181,361)	(57,961)
FINANCING ACTIVITIES
Net increase in demand, money market, and savings deposits	26,671	61,225
Net increase in time deposits	9,016	37,067
Net decrease in Federal funds purchases and securities sold under agreements to repurchase	(15,408)	(22,362)
Increase in other borrowings	277,350	140,445
Repayment of other borrowings	(140,421)	(184,690)
Cash dividends	(12,550)	(11,839)
Repurchase of common stock	(1,441)	0
Shares issued for dividend reinvestment plan	0	2,186
Shares issued for employee stock ownership plan	1,595	1,528
Net shares issued related to restricted stock awards	(152)	115
Net proceeds from exercise of stock options	1,426	558
Tax benefit from stock option exercises	180	74
Net Cash Provided by Financing Activities	146,266	24,307
Net Increase in Cash and Cash Equivalents	4,069	535
Cash and cash equivalents at beginning of period	56,070	82,884
Total Cash & Cash Equivalents at End of Period	60,139	83,419

See notes to unaudited condensed consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands) (Unaudited)	06/30/2015	06/30/2014
Supplemental Information:
Cash paid during the year for - Interest	$10,730	$12,344
Cash paid during the year for - Taxes	8,224	437
Transfer of loans to other real estate owned	187	4,067

See notes to unaudited condensed consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

(In thousands except share and per share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Non- controlling Interests	Total
Balances at January 1, 2014	$1,479	$346,096	$137,102	$(25,119)	$(3,071)	$1,452	$457,939
Net income attributable to noncontrolling interests and Tompkins Financial Corporation			25,630			65	25,695
Other comprehensive income				12,284			12,284
Total Comprehensive Income							37,979
Cash dividends ($0.80 per share)			(11,839)				(11,839)
Net exercise of stock options and related tax benefit (29,485 shares)	3	629					632
Stock-based compensation expense		697					697
Shares issued for dividend reinvestment plan (46,081 shares)	4	2,182					2,186
Shares issued for employee stock ownership plan (31,192 shares)	3	1,525					1,528
Directors deferred compensation plan (680 shares)		80			(80)		0
Restricted stock activity ((2,416) shares)		115					115
Balances at June 30, 2014	$1,489	$351,324	$150,893	$(12,835)	$(3,151)	$1,517	$489,237

Balances at January 1, 2015	$1,493	$348,889	$165,160	$(24,011)	$(3,400)	$1,452	$489,583
Net income attributable to noncontrolling interests and Tompkins Financial Corporation			30,070			65	30,135
Other comprehensive loss				(3,610)			(3,610)
Total Comprehensive Income							26,525
Cash dividends ($0.84 per share)			(12,550)				(12,550)
Net exercise of stock options and related tax benefit (56,756 shares)	6	1,600					1,606
Common stock repurchased and returned to unissued status (27,892 shares)	(3)	(1,438)					(1,441)
Stock-based compensation expense		953					953
Shares issued for employee stock ownership plan (29,575 shares)	3	1,592					1,595
Directors deferred compensation plan (31 shares)		104			(104)		0
Restricted stock activity ((11,776) shares)	(1)	(151)					(152)
Adoption of ASU 2014-01 Investments
Accounting for Investments in Qualified Affordable Housing Projects			(725)				(725)
Balances at June 30, 2015	$1,498	$351,549	$181,955	$(27,621)	$(3,504)	$1,517	$505,394

See notes to unaudited condensed consolidated financial statements

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Business

Tompkins Financial Corporation (“Tompkins” or the “Company”) is headquartered in Ithaca, New York and is registered as a Financial Holding Company with the Federal Reserve Board under the Bank Holding Company Act of 1956, as amended. The Company is a locally oriented, community-based financial services organization that offers a full array of products and services, including commercial and consumer banking, leasing, trust and investment management, financial planning and wealth management, and insurance services. At June 30, 2015, the Company’s subsidiaries included: four wholly-owned banking subsidiaries, Tompkins Trust Company (the “Trust Company”), The Bank of Castile (DBA Tompkins Bank of Castile), Mahopac Bank (formerly known as Mahopac National Bank, DBA Tompkins Mahopac Bank), VIST Bank (DBA Tompkins VIST Bank); and a wholly-owned insurance agency subsidiary, Tompkins Insurance Agencies, Inc. (“Tompkins Insurance”). The trust division of the Trust Company provides a full array of investment services, including investment management, trust and estate, financial and tax planning as well as life, disability and long-term care insurance services. The Company’s principal offices are located at The Commons, Ithaca, New York, 14851, and its telephone number is (888) 503-5753. The Company’s common stock is traded on the NYSE MKT LLC under the Symbol “TMP.”

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

The Company previously accounted for its investments in qualified affordable housing projects under the cost method; however, the Company determined that its investments in its qualified affordable housing projects meet the conditions set forth in ASU 2014-01 to account for these investments under the proportional amortization method. The Company believes that amortizing its investments in qualified affordable housing projects as a component of income tax expense rather than as a component of operating expenses better reflects the nature and intent of these investments. As a result of adopting ASU 2014-01, the Company recognized additional income tax expense attributable to the amortization of investments in qualified affordable housing projects of $0.1 million and $0.2 million during the three and six months ended June 30, 2015, respectively. While the adoption of ASU 2014-01 requires retrospective application to all periods presented, the Company did not restate the prior period financial statements as the amounts were not material. The net effect of adoption is $725,000 and is reported in the Statement of Changes in Shareholder’s Equity for the six months ended June 30, 2015. The Company’s remaining investment in qualified affordable housing projects, net of amortization totaled $2.9 million and $3.9 million at June 30, 2015 and December 31, 2014, respectively.

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

4. Securities

Available-for-Sale Securities

The following table summarizes available-for-sale securities held by the Company at June 30, 2015:

	Available-for-Sale Securities
June 30, 2015	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(in thousands)
Obligations of U.S. Government sponsored entities	$539,336	$6,471	$1,534	$544,273
Obligations of U.S. states and political subdivisions	71,948	828	466	72,310
Mortgage-backed securities – residential, issued by
U.S. Government agencies	96,785	1,991	1,191	97,585
U.S. Government sponsored entities	669,663	5,337	10,000	665,000
Non-U.S. Government agencies or sponsored entities	208	3	0	211
U.S. corporate debt securities	2,500	0	338	2,162
Total debt securities	1,380,440	14,630	13,529	1,381,541
Equity securities	1,000	0	57	943
Total available-for-sale securities	$1,381,440	$14,630	$13,586	$1,382,484

The following table summarizes available-for-sale securities held by the Company at December 31, 2014:

	Available-for-Sale Securities
December 31, 2014	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(in thousands)
Obligations of U.S. Government sponsored entities	$553,300	$6,222	$1,702	$557,820
Obligations of U.S. states and political subdivisions	70,790	999	279	71,510
Mortgage-backed securities – residential, issued by
U.S. Government agencies	108,931	2,339	1,344	109,926
U.S. Government sponsored entities	660,195	7,309	8,384	659,120
Non-U.S. Government agencies or sponsored entities	267	4	0	271
U.S. corporate debt securities	2,500	0	338	2,162
Total debt securities	1,395,983	16,873	12,047	1,400,809
Equity securities	1,475	0	48	1,427
Total available-for-sale securities	$1,397,458	$16,873	$12,095	$1,402,236

Held-to-Maturity Securities

The following table summarizes held-to-maturity securities held by the Company at June 30, 2015:

	Held-to-Maturity Securities
June 30, 2015	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(in thousands)
Obligations of U.S. Government sponsored entities	$132,671	$536	$651	$132,556
Obligations of U.S. states and political subdivisions	$13,066	$454	$0	$13,520
Total held-to-maturity debt securities	$145,737	$990	$651	$146,076

The following table summarizes held-to-maturity securities held by the Company at December 31, 2014:

	Held-to-Maturity Securities
December 31, 2014	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(in thousands)
Obligations of U.S. Government sponsored entities	$71,906	$400	$37	$72,269
Obligations of U.S. states and political subdivisions	16,262	505	0	16,767
Total held-to-maturity debt securities	$88,168	$905	$37	$89,036

The Company may from time to time sell investment securities from its available-for-sale portfolio. Realized gains on available-for-sale securities were $725,000 and $1,015,000 for the three and six months ending June 30, 2015 and $35,000 and $166,000 in the same periods during 2014. Realized losses on available-for-sale securities were $2,000 for the three and six months ending June 30, 2015 and $0 and $78,000 for the three and six months ending June 30, 2014, respectively. The sales of available-for-sale investment securities were the result of general investment portfolio and interest rate risk management.

The following table summarizes available-for-sale securities that had unrealized losses at June 30, 2015:

	Less than 12 Months		12 Months or Longer		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of U.S. Government sponsored entities	$114,924	$1,259	$17,270	$275	$132,194	$1,534
Obligations of U.S. states and political subdivisions	30,494	426	2,111	40	32,605	466

Mortgage-backed securities – issued by
U.S. Government agencies	24,874	56	33,386	1,135	58,260	1,191
U.S. Government sponsored entities	308,068	3,149	204,211	6,851	512,279	10,000
U.S. corporate debt securities	0	0	2,162	338	2,162	338
Equity securities	0	0	943	57	943	57
Total available-for-sale securities	$478,360	$4,890	$260,083	$8,696	$738,443	$13,586

The following table summarizes held-to-maturity securities that had unrealized losses at June 30, 2015.

	Less than 12 Months		12 Months or Longer		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Obligations of U.S. Government sponsored entities	$65,635	$651	$0	$0	$65,635	$651

Total held-to-maturity securities	$65,635	$651	$0	$0	$65,635	$651

The following table summarizes available-for-sale securities that had unrealized losses at December 31, 2014:

	Less than 12 Months		12 Months or Longer		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of U.S. Government sponsored entities	$71,363	$385	$65,497	$1,317	$136,860	$1,702

Obligations of U.S. states and political subdivisions	15,451	124	8,102	155	23,553	279

Mortgage-backed securities – residential, issued by
U.S. Government agencies	2,623	21	28,502	1,323	31,125	1,344
U.S. Government sponsored entities	162,377	719	271,503	7,665	433,880	8,384
U.S. corporate debt securities	0	0	2,163	338	2,163	338
Equity securities	0	0	952	48	952	48
Total available-for-sale securities	$251,814	$1,249	$376,719	$10,846	$628,533	$12,095

The following table summarizes held-to-maturity securities that had unrealized losses at December 31, 2014.

	Less than 12 Months		12 Months or Longer		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of U.S. Government sponsored entities	$15,095	$37	$0	$0	$15,095	$37
Total held-to-maturity securities	$15,095	$37	$0	$0	$15,095	$37

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

The Company does not intend to sell other-than-temporarily impaired investment securities that are in an unrealized loss position until recovery of unrealized losses (which may be until maturity), and it is not more-likely-than not that the Company will be required to sell the investment securities, before recovery of their amortized cost basis, which may be at maturity. Accordingly, as of June 30, 2015, and December 31, 2014, management has determined that the unrealized losses detailed in the tables above are not other-than-temporary.

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

As a result of the other-than-temporarily impairment review process, the Company does not consider any investment security held at June 30, 2015 to be other-than-temporarily impaired.

The amortized cost and estimated fair value of debt securities by contractual maturity are shown in the following table. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Mortgage-backed securities are shown separately since they are not due at a single maturity date.

June 30, 2015
(in thousands)	Amortized Cost	Fair Value
Available-for-sale securities:
Due in one year or less	$64,183	$65,131
Due after one year through five years	373,581	379,080
Due after five years through ten years	161,270	160,341
Due after ten years	14,750	14,193
Total	613,784	618,745
Mortgage-backed securities	766,656	762,796
Total available-for-sale debt securities	$1,380,440	$1,381,541

December 31, 2014
(in thousands)	Amortized Cost	Fair Value
Available-for-sale securities:
Due in one year or less	$67,281	$68,350
Due after one year through five years	342,548	347,230
Due after five years through ten years	199,724	199,276
Due after ten years	17,037	16,636
Total	626,590	631,492
Mortgage-backed securities	769,393	769,317
Total available-for-sale debt securities	$1,395,983	$1,400,809

June 30, 2015
(in thousands)	Amortized Cost	Fair Value
Held-to-maturity securities:
Due in one year or less	$8,111	$8,157
Due after one year through five years	9,065	9,388
Due after five years through ten years	128,383	128,324
Due after ten years	178	207
Total held-to-maturity debt securities	$145,737	$146,076

December 31, 2014
(in thousands)	Amortized Cost	Fair Value
Held-to-maturity securities:
Due in one year or less	$11,400	$11,471
Due after one year through five years	3,440	3,694
Due after five years through ten years	73,020	73,518
Due after ten years	308	353
Total held-to-maturity debt securities	$88,168	$89,036

The Company also holds non-marketable Federal Home Loan Bank New York (“FHLBNY”) stock, non-marketable Federal Home Loan Bank Pittsburgh (“FHLBPITT”) stock and non-marketable Atlantic Community Bankers Bank stock, all of which are required to be held for regulatory purposes and for borrowing availability. The required investment in FHLB stock is tied to the Company’s borrowing levels with the FHLB. Holdings of FHLBNY stock, FHLBPITT stock, and ACBB stock totaled $15.8 million, $11.3 million and $95,000 at June 30, 2015, respectively. These securities are carried at par, which is also cost. The FHLBNY and FHLBPITT continue to pay dividends and repurchase stock. As such, the Company has not recognized any impairment on its holdings of FHLBNY and FHLBPITT stock. Quarterly, we evaluate our investment in the FHLB for impairment. We evaluate recent and long-term operating performance, liquidity, funding and capital positions, stock repurchase history, dividend history and impact of legislative and regulatory changes. Based on our most recent evaluation, as of June 30, 2015, we have determined that no impairment write-downs are currently required.

Trading Securities
The following summarizes trading securities, at estimated fair value, as of:

(in thousands)	06/30/2015	12/31/2014
Obligations of U.S. Government sponsored entities	$7,009	$7,404
Mortgage-backed securities – residential, issued by
U.S. Government sponsored entities	1,144	1,588
Total	$8,153	$8,992

The decrease in the trading portfolio reflects maturities or payments during the three and six months ended June 30, 2015. For the three and six months ended June 30, 2015, net mark-to-market losses related to the securities trading portfolio were $74,000 and $137,000, respectively, compared to net mark-to-market losses for the three and six months ended June 30, 2014 of $34,000 and $93,000, respectively.

The Company pledges securities as collateral for public deposits and other borrowings, and sells securities under agreements to repurchase. Securities carried of $1.2 billion and $1.1 billion at June 30, 2015, and December 31, 2014, respectively, were either pledged or sold under agreements to repurchase.

5. Loans and Leases
Loans and Leases at June 30, 2015 and December 31, 2014 were as follows:

	06/30/2015			12 /31/2014
(in thousands)	Originated	Acquired	Total Loans and Leases	Originated	Acquired	Total Loans and Leases
Commercial and industrial
Agriculture	$61,744	$0	$61,744	$78,507	$0	$78,507
Commercial and industrial other	724,196	92,875	817,071	688,529	97,034	785,563
Subtotal commercial and industrial	785,940	92,875	878,815	767,036	97,034	864,070
Commercial real estate
Construction	74,795	37,981	112,776	72,427	35,906	108,333
Agriculture	74,586	2,214	76,800	58,994	3,182	62,176
Commercial real estate other	1,055,007	278,825	1,333,832	979,621	308,488	1,288,109
Subtotal commercial real estate	1,204,388	319,020	1,523,408	1,111,042	347,576	1,458,618
Residential real estate
Home equity	193,332	48,717	242,049	186,957	56,008	242,965
Mortgages	760,858	30,607	791,465	710,904	32,282	743,186
Subtotal residential real estate	954,190	79,324	1,033,514	897,861	88,290	986,151
Consumer and other
Indirect	17,866	0	17,866	18,298	0	18,298
Consumer and other	39,842	973	40,815	35,874	1,095	36,969
Subtotal consumer and other	57,708	973	58,681	54,172	1,095	55,267
Leases	14,190	0	14,190	12,251	0	12,251
Covered loans	0	15,771	15,771	0	19,319	19,319
Total loans and leases	3,016,416	507,963	3,524,379	2,842,362	553,314	3,395,676
Less: unearned income and deferred costs and fees	(2,448)	0	(2,448)	(2,388)	0	(2,388)
Total loans and leases, net of unearned income and deferred costs and fees	$3,013,968	$507,963	$3,521,931	$2,839,974	$553,314	$3,393,288

The outstanding principal balance and the related carrying amount of the Company’s loans acquired in the VIST Bank acquisition are as follows at June 30, 2015 and December 31, 2014:

(in thousands)	06/30/2015	12/31/2014
Acquired Credit Impaired Loans
Outstanding principal balance	$38,570	$44,273
Carrying amount	30,463	34,410

Acquired Non-Credit Impaired Loans
Outstanding principal balance	483,114	525,182
Carrying amount	477,500	518,904

Total Acquired Loans
Outstanding principal balance	521,684	569,455
Carrying amount	507,963	553,314

The following tables present changes in accretable yield on loans acquired from VIST Bank that were considered credit impaired.

(in thousands)
Balance at January 1, 2014	$10,954
Accretion	(4,598)
Disposals (loans paid in full)	(250)
Reclassifications to/from nonaccretable difference1	2,498
Balance at December 31, 2014	$8,604

(in thousands)
Balance at January 1, 2015	$8,604
Accretion	(1,644)
Disposals (loans paid in full)	(53)
Reclassifications to/from nonaccretable difference1	1,314
Balance at June 30, 2015	$8,221

1 Results in increased interest income as a prospective yield adjustment over the remaining life of the loans, as well as increased interest income from loan sales, modification and prepayments.

At June 30, 2015, acquired loans included $15.8 million of covered loans. VIST Bank had previously acquired these loans in an FDIC assisted transaction in the fourth quarter of 2010. In accordance with a loss sharing agreement with the FDIC, certain losses and expenses relating to covered loans may be reimbursed by the FDIC at 70% or, if net losses exceed certain levels specified in the loss sharing agreements, 80%. See Note 7 – “FDIC Indemnification Asset Related to Covered Loans” for further discussion of the loss sharing agreements and related FDIC indemnification assets.

The Company has adopted comprehensive lending policies, underwriting standards and loan review procedures. Management reviews these policies and procedures on a regular basis. The Company discussed its lending policies and underwriting guidelines for its various lending portfolios in Note 3 – “Loans and Leases” in the Notes to Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. There have been no significant changes in these policies and guidelines. As such, these policies are reflective of new originations as well as those balances held at June 30, 2015. The Company’s Board of Directors approves the lending policies at least annually. The Company recognizes that exceptions to policy guidelines may occasionally occur and has established procedures for approving exceptions to these policy guidelines. Management has also implemented reporting systems to monitor loan origination, loan quality, concentrations of credit, loan delinquencies and nonperforming loans and potential problem loans.

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

The below table is an age analysis of past due loans, segregated by originated and acquired loan and lease portfolios, and by class of loans, as of June 30, 2015 and December 31, 2014.

June 30, 2015
(in thousands)	30-89 days	90 days or more	Current Loans	Total Loans	90 days and accruing[1]	Nonaccrual
Originated Loans and Leases
Commercial and industrial
Agriculture	$0	$0	$61,744	$61,744	$0	$0
Commercial and industrial other	707	1,117	722,372	724,196	0	1,351
Subtotal commercial and industrial	707	1,117	784,116	785,940	0	1,351
Commercial real estate
Construction	0	0	74,795	74,795	0	0
Agriculture	0	0	74,586	74,586	0	112
Commercial real estate other	302	3,510	1,051,195	1,055,007	0	4,443
Subtotal commercial real estate	302	3,510	1,200,576	1,204,388	0	4,555
Residential real estate
Home equity	812	1,497	191,023	193,332	58	1,522
Mortgages	1,069	6,717	753,072	760,858	0	6,895
Subtotal residential real estate	1,881	8,214	944,095	954,190	58	8,417
Consumer and other
Indirect	349	75	17,442	17,866	0	83
Consumer and other	76	135	39,631	39,842	0	160
Subtotal consumer and other	425	210	57,073	57,708	0	243
Leases	0	0	14,190	14,190	0	0
Total loans and leases	3,315	13,051	3,000,050	3,016,416	58	14,566
Less: unearned income and deferred costs and fees	0	0	(2,448)	(2,448)	0	0
Total originated loans and leases, net of unearned income and deferred costs and fees	$3,315	$13,051	$2,997,602	$3,013,968	$58	$14,566
Acquired Loans and Leases
Commercial and industrial
Commercial and industrial other	3	562	92,310	92,875	353	661
Subtotal commercial and industrial	3	562	92,310	92,875	353	661
Commercial real estate
Construction	0	1,695	36,286	37,981	1,326	369
Agriculture	0	0	2,214	2,214	0	0
Commercial real estate other	163	2,023	276,639	278,825	473	1,948
Subtotal commercial real estate	163	3,718	315,139	319,020	1,799	2,317
Residential real estate
Home equity	596	594	47,527	48,717	202	593
Mortgages	155	1,153	29,299	30,607	677	1,459
Subtotal residential real estate	751	1,747	76,826	79,324	879	2,052
Consumer and other
Consumer and other	0	0	973	973	0	0
Subtotal consumer and other	0	0	973	973	0	0
Covered loans	455	674	14,642	15,771	674	0
Total acquired loans and leases, net of unearned income and deferred costs and fees	$1,372	$6,701	$499,890	$507,963	$3,705	$5,030

December 31, 2014
(in thousands)	30-89 days	90 days or more	Current Loans	Total Loans	90 days and accruing[1]	Nonaccrual
Originated loans and leases
Commercial and industrial
Agriculture	$0	$0	$78,507	$78,507	$0	$0
Commercial and industrial other	889	1,329	686,311	688,529	0	1,435
Subtotal commercial and industrial	889	1,329	764,818	767,036	0	1,435
Commercial real estate
Construction	206	0	72,221	72,427	0	0
Agriculture	0	105	58,889	58,994	0	131
Commercial real estate other	760	3,247	975,614	979,621	0	4,911
Subtotal commercial real estate	966	3,352	1,106,724	1,111,042	0	5,042
Residential real estate
Home equity	1,414	1,061	184,482	186,957	59	1,279
Mortgages	2,963	5,308	702,633	710,904	47	6,194
Subtotal residential real estate	4,377	6,369	887,115	897,861	106	7,473
Consumer and other
Indirect	542	75	17,681	18,298	0	101
Consumer and other	75	4	35,795	35,874	0	248
Subtotal consumer and other	617	79	53,476	54,172	0	349
Leases	0	0	12,251	12,251	0	0
Total loans and leases	6,849	11,129	2,824,384	2,842,362	106	14,299
Less: unearned income and deferred costs and fees	0	0	(2,388)	(2,388)	0	0
Total originated loans and leases, net of unearned income and deferred costs and fees	$6,849	$11,129	$2,821,996	$2,839,974	$106	$14,299
Acquired loans and leases
Commercial and industrial
Commercial and industrial other	5	1,156	95,873	97,034	475	681
Subtotal commercial and industrial	5	1,156	95,873	97,034	475	681
Commercial real estate
Construction	0	1,759	34,147	35,906	1,385	436
Agriculture	0	0	3,182	3,182	0	0
Commercial real estate other	0	1,918	306,570	308,488	77	2,042
Subtotal commercial real estate	0	3,677	343,899	347,576	1,462	2,478
Residential real estate
Home equity	135	704	55,169	56,008	177	592
Mortgages	1,041	907	30,334	32,282	500	978
Subtotal residential real estate	1,176	1,611	85,503	88,290	677	1,570
Consumer and other
Consumer and other	5	0	1,090	1,095	0	0
Subtotal consumer and other	5	0	1,090	1,095	0	0
Covered loans	533	914	17,872	19,319	914	0
Total acquired loans and leases, net of unearned income and deferred costs and fees	$1,719	$7,358	$544,237	$553,314	$3,528	$4,729

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

Since the methodology is based upon historical experience and trends as well as management’s judgment, factors may arise that result in different estimates. Significant factors that could give rise to changes in these estimates may include, but are not limited to, changes in economic conditions in the local area, concentration of risk, changes in interest rates, and declines in local property values. While management’s evaluation of the allowance as of June 30, 2015, considers the allowance to be appropriate, under adversely different conditions or assumptions, the Company would need to increase or decrease the allowance.

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

The following tables detail activity in the allowance for loan and lease losses segregated by originated and acquired loan and lease portfolios and by portfolio segment for the three and six months ended June 30, 2015 and 2014. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

Three months ended June 30, 2015
(in thousands)	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer and Other	Finance Leases	Total

Allowance for originated loans and leases

Beginning balance	$9,830	$12,338	$4,665	$1,857	$0	$28,690

Charge-offs	(42)	0	(219)	(243)	0	(504)
Recoveries	88	269	2	114	0	473
Provision (credit)	(1,652)	880	1,135	406		769
Ending Balance	$8,224	$13,487	$5,583	$2,134	$0	$29,428

Three months ended June 30, 2015
(in thousands)	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer and Other	Finance Leases	Total

Allowance for acquired loans

Beginning balance	$563	$166	$43	$23	$0	$795

Charge-offs	(52)	(156)	(82)	0	0	(290)
Recoveries	0	5	0	0	0	5
Provision (credit)	(127)	152	139	(11)	0	153
Ending Balance	$384	$167	$100	$12	$0	$663

Three months ended June 30, 2014
(in thousands)	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer and Other	Finance Leases	Total

Allowance for originated loans and leases

Beginning balance	$8,769	$10,415	$5,368	$2,109	$0	$26,661

Charge-offs	(133)	(433)	(74)	(414)	0	(1,054)
Recoveries	424	560	74	143	0	1,201
Provision (credit)	(498)	(153)	77	518	0	(56)
Ending Balance	$8,562	$10,389	$5,445	$2,356	$0	$26,752

Three months ended June 30, 2014
(in thousands)	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer and Other	Covered Loans	Total

Allowance for acquired loans

Beginning balance	$298	$819	$70	$166	$0	$1,353

Charge-offs	(6)	(526)	(178)	(1)	0	(711)
Recoveries	0	0	0	0	0	0
Provision (credit)	(133)	167	157	(68)	0	123
Ending Balance	$159	$460	$49	$97	$0	$765

Six months ended June 30, 2015
(in thousands)	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer and Other	Finance Leases	Total

Allowance for originated loans and leases

Beginning balance	$9,157	$12,069	$5,030	$1,900	$0	$28,156

Charge-offs	(44)	(14)	(312)	(510)	0	(880)
Recoveries	235	477	49	282	0	1,043
Provision (credit)	(1,124)	955	816	462	0	1,109
Ending Balance	$8,224	$13,487	$5,583	$2,134	$0	$29,428

Six months ended June 30, 2015
(in thousands)	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer and Other	Covered Loans	Total

Allowance for acquired loans

Beginning balance	$431	$337	$51	$22	$0	$841
Charge-offs	(53)	(156)	(112)	0	0	(321)
Recoveries	7	112	2	0	0	121
Provision (credit)	(1)	(126)	159	(10)	0	22
Ending Balance	$384	$167	$100	$12	$0	$663

Six months ended June 30, 2014
(in thousands)	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer and Other	Finance Leases	Total

Allowance for originated loans and leases

Beginning balance	$8,406	$10,459	$5,771	$2,059	$5	$26,700
Charge-offs	(254)	(613)	(267)	(666)	0	(1,800)
Recoveries	489	562	86	260	0	1,397
Provision (credit)	(79)	(19)	(145)	703	(5)	455
Ending Balance	$8,562	$10,389	$5,445	$2,356	$0	$26,752

Six months ended June 30, 2014
(in thousands)	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer and Other	Covered Loans	Total

Allowance for acquired loans

Beginning balance	$168	$770	$274	$58	$0	$1,270
Charge-offs	(25)	(551)	(277)	(7)	0	(860)
Recoveries	0	0	0	0	0	0
Provision (credit)	16	241	52	46	0	355
Ending Balance	$159	$460	$49	$97	$0	$765

At June 30, 2015 and December 31, 2014, the allocation of the allowance for loan and lease losses summarized on the basis of the Company’s impairment methodology was as follows:

(in thousands)	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer and Other	Finance Leases	Total

Allowance for originated loans and leases
June 30, 2015
Individually evaluated for impairment	$0	$735	$0	$0	$0	$735
Collectively evaluated for impairment	8,224	12,752	5,583	2,134	0	28,693
Ending balance	$8,224	$13,487	$5,583	$2,134	$0	$29,428

(in thousands)	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer and Other	Covered Loans	Total

Allowance for acquired loans
June 30, 2015
Individually evaluated for impairment	$364	$23	$0	$0	$0	$387
Collectively evaluated for impairment	20	144	100	12	0	276
Ending balance	$384	$167	$100	$12	$0	$663

(in thousands)	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer and Other	Finance Leases	Total

Allowance for originated loans and leases
December 31, 2014
Individually evaluated for impairment	$0	$652	$0	$0	$0	$652
Collectively evaluated for impairment	9,157	11,417	5,030	1,900	0	27,504
Ending balance	$9,157	$12,069	$5,030	$1,900	$0	$28,156

(in thousands)	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer and Other	Covered Loans	Total

Allowance for acquired loans
December 31, 2014
Individually evaluated for impairment	$414	$100	$0	$0	$0	$514
Collectively evaluated for impairment	17	237	51	22	0	327
Ending balance	$431	$337	$51	$22	$0	$841

The recorded investment in loans and leases summarized on the basis of the Company’s impairment methodology as of June 30, 2015 and December 31, 2014 was as follows:

(in thousands)	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer and Other	Finance Leases	Total

Originated loans and leases
June 30, 2015
Individually evaluated for impairment	$555	$9,027	$944	$0	$0	$10,526
Collectively evaluated for impairment	785,385	1,195,361	953,246	57,708	14,190	3,005,890
Total	$785,940	$1,204,388	$954,190	$57,708	$14,190	$3,016,416

(in thousands)	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer and Other	Covered Loans	Total

Acquired loans
June 30, 2015
Individually evaluated for impairment	$1,184	$3,757	$1,241	$0	$0	$6,182
Loans acquired with deteriorated credit quality	$689	$11,613	$3,616	$0	$14,545	$30,463
Collectively evaluated for impairment	91,002	303,650	74,467	973	1,226	471,318
Total	$92,875	$319,020	$79,324	$973	$15,771	$507,963

(in thousands)	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer and Other	Finance Leases	Total

Originated loans and leases
December 31, 2014
Individually evaluated for impairment	$1,283	7,675	$1,408	$0	$0	$10,366
Collectively evaluated for impairment	765,753	1,103,367	896,453	54,172	12,251	2,831,996
Total	$767,036	$1,111,042	$897,861	$54,172	$12,251	$2,842,362

(in thousands)	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer and Other	Covered Loans	Total

Acquired loans
December 31, 2014
Individually evaluated for impairment	$628	$1,195	$440	$0	$0	$2,263
Loans acquired with deteriorated credit quality	995	11,640	3,669	0	18,106	34,410
Collectively evaluated for impairment	95,411	334,741	84,181	1,095	1,213	516,641
Total	$97,034	$347,576	$88,290	$1,095	$19,319	$553,314

A loan is impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impaired loans consist of our non-homogenous nonaccrual loans, and all loans restructured in a troubled debt restructuring (TDR). Specific reserves on individually identified impaired loans that are not collateral dependent are measured based on the present value of expected future cash flows discounted at the original effective interest rate of each loan. For loans that are collateral dependent, impairment is measured based on the fair value of the collateral less estimated selling costs, and such impaired amounts are generally charged off. The majority of impaired loans are collateral dependent impaired loans that have limited exposure or require limited specific reserves because of the amount of collateral support with respect to these loans, and previous charge-offs. Interest payments on impaired loans are typically applied to principal unless collectability of the principal amount is reasonably assured. In these cases, interest is recognized on a cash basis. Impaired loans are as follows:

24

	06/30/2015			12/31/2014
(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
Originated loans and leases with no related allowance

Commercial and industrial
Commercial and industrial other	$555	$560	$0	$1,283	$1,307	$0
Commercial real estate
Commercial real estate other	7,349	7,948	0	6,021	6,628	0
Residential real estate
Home equity	944	944	0	1,408	1,499	0
Subtotal	$8,848	$9,452	$0	$8,712	$9,434	$0

Originated loans and leases with related allowance

Commercial real estate
Commercial real estate other	1,678	1,702	735	1,654	1,654	652
Subtotal	$1,678	$1,702	$735	$1,654	$1,654	$652
Total	$10,526	$11,154	$735	$10,366	$11,088	$652

	06/30/2015			12/31/2014
(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance

Acquired loans and leases with no related allowance

Commercial and industrial
Commercial and industrial other	$457	$457	$0	$64	$64	$0
Commercial real estate
Construction	369	369	0	0	0	0
Commercial real estate other	3,244	3,638	0	941	1,204	0
Residential real estate
Home equity	1,241	1,241	0	440	440	0
Subtotal	$5,311	$5,705	$0	$1,445	$1,708	$0

Acquired loans and leases with related allowance

Commercial and industrial
Commercial and industrial other	727	727	364	564	564	414
Commercial real estate
Commercial real estate other	144	144	23	254	254	100
Subtotal	$871	$871	$387	$818	$818	$514
Total	$6,182	$6,576	$387	$2,263	$2,526	$514

The average recorded investment and interest income recognized on impaired loans for the three months ended June 30, 2015 and 2014 was as follows:

	Three Months Ended		Three Months Ended
	06/30/2015		06/30/2014
(in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Originated loans and leases with no related allowance

Commercial and industrial
Commercial and industrial other	560	0	376	0
Commercial real estate
Commercial real estate other	7,739	0	10,465	0
Residential real estate
Home equity	1,137	0	1,144	0
Subtotal	$9,436	$0	$11,985	$0

Originated loans and leases with related allowance

Commercial real estate
Commercial real estate other	1,678	0	0	0
Subtotal	$1,678	$0	$0	$0
Total	$11,114	$0	$11,985	$0

	Three Months Ended		Three Months Ended
	06/30/2015		06/30/2014
(in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Acquired loans and leases with no related allowance

Commercial and industrial
Commercial and industrial other	559	0	1,071	0
Commercial real estate
Construction	371	0	2,039	0
Commercial real estate other	3,074	0	3,708	0
Residential real estate
Home equity	1,109	0	0	0
Subtotal	$5,113	$0	$6,818	$0

Acquired loans and leases with related allowance

Commercial and industrial
Commercial and industrial other	778	0	0	0
Commercial real estate
Commercial real estate other	143	0	251	0
Subtotal	$921	$0	$251	$0
Total	$6,034	$0	$7,069	$0

	Six Months Ended		Six Months Ended
	06/30/2015		06/30/2014
(in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Originated loans and leases with no related allowance

Commercial and industrial
Commercial and industrial other	1,688	0	386	0
Commercial real estate
Commercial real estate other	9,045	0	10,618	0
Residential real estate
Home equity	2,169	0	1,132	0
Subtotal	$12,902	$0	$12,136	$0

Originated loans and leases with related allowance

Commercial real estate
Commercial real estate other	1,669	0	0	0
Subtotal	$1,669	$0	$0	$0
Total	$14,571	$0	$12,136	$0

	Six Months Ended		Six Months Ended
	06/30/2015		06/30/2014
(in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Acquired loans and leases with no related allowance

Commercial and industrial
Commercial and industrial other	600	0	1,093	0
Commercial real estate
Construction	375	0	2,298	0
Commercial real estate other	3,176	0	3,460	0
Residential real estate
Home equity	1,060	0	0	0
Subtotal	$5,211	$0	$6,851	$0

Acquired loans and leases with related allowance

Commercial and industrial
Commercial and industrial other	787	0	0	0
Commercial real estate
Commercial real estate other	144	0	248	0
Subtotal	$931	$0	$248	$0
Total	$6,142	$0	$7,099	$0

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

The following tables present information on loans modified in troubled debt restructuring during the periods indicated.

June 30, 2015	Three months ended
				Defaulted TDRs[3]
(in thousands)	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Loans	Post-Modification Outstanding Recorded Investment
Commercial and industrial
Commercial and industrial other[1]	2	$62	$62	0	$0
Residential real estate
Home equity[2]	3	450	450	2	143
Total	5	$512	$512	2	$143

[1] Represents the following concessions: reduction of rate
[2] Represents the following concessions: extension of term and reduction of rate
3 TDRs that defaulted during the three months ended June 30, 2015 that were restructured in the prior twelve months.

June 30, 2014	Three months ended
				Defaulted TDRs[3]
(in thousands)	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Loans	Post-Modification Outstanding Recorded Investment
Commercial and industrial
Commercial and industrial other[1]	1	$88	$88	0	$0
Commercial real estate
Commercial real estate other[2]	1	480	480	0	0
Total	2	$568	$568	0	$0

[1] Represents the following concessions: extension of term and reduction of rate
[2] Represents the following concessions: extension of term and reduction of rate
3 TDRs that defaulted in the quarter ended June 30, 2014 that had been restructured in the prior twelve months.

June 30, 2015	Six months ended
				Defaulted TDRs[4]
(in thousands)	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Loans	Post-Modification Outstanding Recorded Investment
Commercial and industrial
Commercial and industrial other[1]	4	$381	$381	0	$0
Commercial real estate
Commercial real estate other[2]	2	$614	614	0	$0
Residential real estate
Home equity[3]	12	1,558	1,558	2	143
Total	18	$2,553	$2,553	2	$143

[1] Represents the following concessions: extension of term (2 loans $319,000) and reduction of rate (2 loans $62,000)
[2] Represents the following concessions: extension of term (1 loan $28,000) and extension of term (1 loan $585,000)
[3] Represents the following concessions: extension of term (9 loans $1.2 million) and reduction of rate (3 loans $376,000)
4 TDRs that defaulted during the six months ended June 30, 2015 that had been restructured in the prior twelve months.

June 30, 2014	Six months ended
				Defaulted TDRs[4]
(in thousands)	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Loans	Post-Modification Outstanding Recorded Investment
Commercial and industrial
Commercial and industrial other[1]	1	$88	88	0	$0
Commercial real estate
Commercial real estate other[2]	1	480	480	1	63
Residential real estate
Home equity[3]	0	0	0	1	195
Total	2	$568	568	2	$258

[1] Represents the following concessions: extension of term and reduction in rate
[2] Represents the following concessions: extension of term and reduction of rate
3 TDRs that defaulted during the six months ended June 30, 2014 that were restructured in the prior twelve months.

The following tables present credit quality indicators (internal risk grade) by class of commercial and industrial loans and commercial real estate loans as of June 30, 2015 and December 31, 2014.

June 30, 2015
(in thousands)	Commercial and Industrial Other	Commercial and Industrial Agriculture	Commercial Real Estate Other	Commercial Real Estate Agriculture	Commercial Real Estate Construction	Total
Originated Loans and Leases
Internal risk grade:
Pass	$716,926	$60,775	$1,020,443	$73,714	$71,164	$1,943,022
Special Mention	1,666	164	20,097	148	3,631	25,706
Substandard	5,604	805	14,467	724	0	21,600
Total	$724,196	$61,744	$1,055,007	$74,586	$74,795	$1,990,328

June 30, 2015
(in thousands)	Commercial and Industrial Other	Commercial and Industrial Agriculture	Commercial Real Estate Other	Commercial Real Estate Agriculture	Commercial Real Estate Construction	Total
Acquired Loans and Leases
Internal risk grade:
Pass	$90,053	$0	$260,047	$2,214	$36,060	$388,374
Special Mention	83	0	1,506	0	0	1,589
Substandard	2,739	0	17,272	0	1,921	21,932
Total	$92,875	$0	$278,825	$2,214	$37,981	$411,895

December 31, 2014
(in thousands)	Commercial and Industrial Other	Commercial and Industrial Agriculture	Commercial Real Estate Other	Commercial Real Estate Agriculture	Commercial Real Estate Construction	Total
Originated Loans and Leases
Internal risk grade:
Pass	$670,478	$78,250	$945,898	$58,455	$68,696	$1,821,777
Special Mention	12,602	151	19,692	155	3,731	36,331
Substandard	5,449	106	14,031	384	0	19,970
Total	$688,529	$78,507	$979,621	$58,994	$72,427	$1,878,078

December 31, 2014
(in thousands)	Commercial and Industrial Other	Commercial and Industrial Agriculture	Commercial Real Estate Other	Commercial Real Estate Agriculture	Commercial Real Estate Construction	Total
Acquired Loans and Leases
Internal risk grade:
Pass	$94,054	$0	$288,193	$1,352	$33,686	$417,285
Special Mention	83	0	5,675	0	0	5,758
Substandard	2,897	0	14,620	1,830	2,220	21,567
Total	$97,034	$0	$308,488	$3,182	$35,906	$444,610

The following tables present credit quality indicators by class of residential real estate loans and by class of consumer loans. Nonperforming loans include nonaccrual, impaired, and loans 90 days past due and accruing interest. All other loans are considered performing as of June 30, 2015 and December 31, 2014. For purposes of this footnote, acquired loans that were recorded at fair value at the acquisition date and are 90 days or greater past due are considered performing.

June 30, 2015
(in thousands)	Residential Home Equity	Residential Mortgages	Consumer Indirect	Consumer Other	Total
Originated Loans and Leases
Performing	$191,752	$753,963	$17,783	$39,682	$1,003,180
Nonperforming	1,580	6,895	83	160	8,718
Total	$193,332	$760,858	$17,866	$39,842	$1,011,898

June 30, 2015
(in thousands)	Residential Home Equity	Residential Mortgages	Consumer Indirect	Consumer Other	Total
Acquired Loans and Leases
Performing	$48,124	$29,148	$0	$973	$78,245
Nonperforming	593	1,459	0	0	2,052
Total	$48,717	$30,607	$0	$973	$80,297

December 31, 2014
(in thousands)	Residential Home Equity	Residential Mortgages	Consumer Indirect	Consumer Other	Total
Originated Loans and Leases
Performing	$185,619	$704,663	$18,197	$35,626	$944,105
Nonperforming	1,338	6,241	101	248	7,928
Total	$186,957	$710,904	$18,298	$35,874	$952,033

December 31, 2014
(in thousands)	Residential Home Equity	Residential Mortgages	Consumer Indirect	Consumer Other	Total
Acquired Loans and Leases
Performing	$55,416	$31,304	$0	$1,095	$87,815
Nonperforming	592	978	0	0	1,570
Total	$56,008	$32,282	$0	$1,095	$89,385

7. FDIC Indemnification Asset Related to Covered Loans

Certain loans acquired in the VIST Financial acquisition were covered loans with loss share agreements with the FDIC. Under the terms of loss sharing agreements, the FDIC will reimburse the Company for 70 percent of net losses on covered single family assets up to $4.0 million, and 70 percent of net losses incurred on covered commercial assets up to $12.0 million. The FDIC will increase its reimbursement of net losses to 80 percent if net losses exceed the $4.0 million and $12 million thresholds, respectively. The term for loss sharing on residential real estate loans is ten years, while the term for loss sharing on non-residential real estate loans is five years in respect to losses and eight years in respect to loss recoveries. The loss share period for the residential real estate loans expires on December 31, 2020, while the loss share period for the nonresidential real estate loans expires December 31, 2015.

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

Changes in the FDIC indemnification asset during the six months ended June 30, 2015 are shown below.

Six months ended June 30, 2015
(in thousands)	Six Months Ended
Balance, beginning of the period	$1,903
Prospective adjustment for additional cash flows	(619)
Increase due to impairment on covered loans	0
Reimbursements from the FDIC	(650)
Balance, end of period	$634

8. Earnings Per Share

Earnings per share in the table below, for the three and six month periods ending June 30, 2015 and 2014 are calculated under the two-class method as required by ASC Topic 260, Earnings Per Share. ASC 260 provides that unvested share-based payment awards that contain nonforfeitable rights to dividends are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. The Company has issued restricted stock awards that contain such rights and are therefore considered participating securities. Basic earnings per common share are calculated by dividing net income allocable to common stock by the weighted average number of common shares, excluding participating securities, during the period. Diluted earnings per common share include the dilutive effect of additional potential shares from stock compensations awards.

	Three Months Ended
(in thousands, except share and per share data)	06/30/2015	06/30/2014
Basic
Net income available to common shareholders	$17,390	$13,061
Less: dividends and undistributed earnings allocated to unvested restricted stock awards	(234)	(118)
Net earnings allocated to common shareholders	17,156	12,943

Weighted average shares outstanding, including participating securities	14,958,878	14,844,279

Less: average participating securities	(207,034)	(134,398)
Weighted average shares outstanding - Basic	14,751,844	14,709,881

Diluted
Net earnings allocated to common shareholders	17,156	12,943

Weighted average shares outstanding - Basic	14,751,844	14,709,881

Dilutive effect of common stock options or restricted stock awards	126,263	111,310
Weighted average shares outstanding - Diluted	14,878,107	14,821,191

Basic EPS	1.16	0.88
Diluted EPS	1.15	0.87

The dilutive effect of common stock options or restricted awards calculation for the three months ended June 30, 2015 and 2014 excludes stock options, stock appreciation rights and restricted stock awards covering an aggregate of 81,316 and 68,404 shares, respectively, because the exercise prices were greater than the average market price during these periods.

	Six Months Ended
(in thousands, except share and per share data)	06/30/2015	06/30/2014
Basic
Net income available to common shareholders	$30,070	$25,630
Less: dividends and undistributed earnings allocated to unvested restricted stock awards	(420)	(234)
Net earnings allocated to common shareholders	29,650	25,396

Weighted average shares outstanding, including participating securities	14,939,869	14,813,010

Less: average participating securities	(213,143)	(135,622)
Weighted average shares outstanding - Basic	14,726,726	14,677,388

Diluted
Net earnings allocated to common shareholders	29,650	25,396

Weighted average shares outstanding - Basic	14,726,726	14,677,388

Dilutive effect of common stock options or restricted stock awards	131,401	121,074
Weighted average shares outstanding - Diluted	14,858,127	14,798,462

Basic EPS	2.01	1.73
Diluted EPS	2.00	1.72

The dilutive effect of common stock options or restricted awards calculation for the six months ended June 30, 2015 and 2014 excludes stock options, stock appreciation rights and restricted stock awards covering an aggregate of 162,811 and 69,868 shares, respectively, because the exercise prices were greater than the average market price during these periods.

9. Other Comprehensive Income (Loss)

The following table presents reclassifications out of the accumulated other comprehensive income for the three month periods ended June 30, 2015 and 2014.

	Three months ended June 30, 2015
(in thousands)	Before-Tax Amount	Tax (Expense) Benefit	Net of Tax
Available-for-sale securities:
Change in net unrealized gain/loss during the period	$(12,041)	$4,817	$(7,224)
Reclassification adjustment for net realized gain on sale of available-for-sale securities included in net income	(723)	289	(434)
Net unrealized gains	(12,764)	5,106	(7,658)

Employee benefit plans:
Recognized actuarial gain due to curtailment	(5,326)	2,130	(3,196)
Net retirement plan loss	1,950	(780)	1,170
Amortization of net retirement plan actuarial loss	729	(290)	439
Amortization of net retirement plan prior service credit	(190)	76	(114)
Employee benefit plans	(2,837)	1,136	(1,701)
Other comprehensive loss	$(15,601)	$6,242	$(9,359)

	Three months ended June 30, 2014
(in thousands)	Before-Tax Amount	Tax (Expense) Benefit	Net of Tax
Available-for-sale securities:
Change in net unrealized gain/loss during the period	$11,250	$(4,499)	$6,751
Reclassification adjustment for net realized gain on sale of available-for-sale securities included in net income	(35)	13	(22)
Net unrealized gains	11,215	(4,486)	6,729

Employee benefit plans:
Amortization of net retirement plan actuarial gain	213	(85)	128
Amortization of net retirement plan prior service cost	(12)	5	(7)
Employee benefit plans	201	(80)	121
Other comprehensive income	$11,416	$(4,566)	$6,850

	Six months ended June 30, 2015
(in thousands)	Before-Tax Amount	Tax (Expense) Benefit	Net of Tax
Available-for-sale securities:
Change in net unrealized gain/loss during the period	$(2,721)	$1,089	$(1,632)
Reclassification adjustment for net realized gain on sale of available-for-sale securities included in net income	(1,013)	405	(608)
Net unrealized gains	(3,734)	1,494	(2,240)

Employee benefit plans:
Recognized actuarial gain due to curtailment	(5,326)	2,130	(3,196)
Net retirement plan loss	1,950	(780)	1,170
Amortization of net retirement plan actuarial gain	1,462	(585)	877
Amortization of net retirement plan prior service credit	(369)	148	(221)
Employee benefit plans	(2,283)	913	(1,370)
Other comprehensive (loss) income	$(6,017)	$2,407	$(3,610)

	Six months ended June 30, 2014
(in thousands)	Before-Tax Amount	Tax (Expense) Benefit	Net of Tax
Available-for-sale securities:
Change in net unrealized gain/loss during the period	$20,065	$(8,024)	$12,041
Reclassification adjustment for net realized gain on sale of available-for-sale securities included in net income	(129)	51	(78)
Net unrealized losses	19,936	(7,973)	11,963

Employee benefit plans:
Amortization of net retirement plan actuarial gain	532	(212)	320
Amortization of net retirement plan prior service cost	2	(1)	1
Employee benefit plans	534	(213)	321

Other comprehensive income (loss)	$20,470	$(8,186)	$12,284

The following table presents the activity in our accumulated other comprehensive income (loss) for the periods indicated:

(in thousands)	Available-for-Sale Securities	Employee Benefit Plans	Accumulated Other Comprehensive Income
Balance at March 31, 2015	$8,285	$(26,547)	$(18,262)
Other comprehensive loss before reclassifications	(7,224)	0	(7,224)
Amounts reclassified from accumulated other comprehensive loss	(434)	(1,701)	(2,135)
Net current-period other comprehensive loss	(7,658)	(1,701)	(9,359)
Balance at June 30, 2015	$627	$(28,248)	$(27,621)

Balance at January 1, 2015	$2,867	$(26,878)	$(24,011)
Other comprehensive income before reclassifications	(1,632)	0	(1,632)
Amounts reclassified from accumulated other comprehensive loss	(608)	(1,370)	(1,978)
Net current-period other comprehensive loss	(2,240)	(1,370)	(3,610)
Balance at June 30, 2015	$627	$(28,248)	$(27,621)

(in thousands)	Available-for-Sale Securities	Employee Benefit Plans	Accumulated Other Comprehensive Income
Balance at March 31, 2014	$(3,123)	$(16,562)	$(19,685)
Other comprehensive income before reclassifications	6,751	0	6,751
Amounts reclassified from accumulated other comprehensive income	(22)	121	99
Net current-period other comprehensive income	6,729	121	6,850
Balance at June 30, 2014	$3,606	$(16,441)	$(12,835)

Balance at January 1, 2014	$(8,357)	$(16,762)	$(25,119)
Other comprehensive income before reclassifications	12,041	0	12,041
Amounts reclassified from accumulated other comprehensive loss (income)	(78)	321	243
Net current-period other comprehensive income	11,963	321	12,284
Balance at June 30, 2014	$3,606	$(16,441)	$(12,835)

The following tables present the amounts reclassified out of each component of accumulated other comprehensive (loss) income for the three months ended June 30, 2015 and 2014.

Three months ended June 30, 2015

Details about Accumulated other Comprehensive Income Components (in thousands)	Amount Reclassified from Accumulated Other Comprehensive (Loss) Income[1]	Affected Line Item in the Statement Where Net Income is Presented
Available-for-sale securities:
Unrealized gains and losses on available-for-sale securities	$723	Net gain on securities transactions
	(289)	Tax expense
	434	Net of tax
Employee benefit plans:
Amortization of the following [2]
Net retirement plan actuarial loss	(729)
Net retirement plan prior service credit	190
	(539)	Total before tax
	214	Tax benefit
	(325)	Net of tax

Six months ended June 30, 2015

Details about Accumulated other Comprehensive Income Components (in thousands)	Amount Reclassified from Accumulated Other Comprehensive (Loss) Income[1]	Affected Line Item in the Statement Where Net Income is Presented
Available-for-sale securities:
Unrealized gains and losses on available-for-sale securities	$1,013	Net gain on securities transactions
	(405)	Tax expense
	608	Net of tax
Employee benefit plans:
Amortization of the following [2]
Net retirement plan actuarial loss	(1,462)
Net retirement plan prior service cost	369
	(1,093)	Total before tax
	436	Tax benefit
	(657)	Net of tax

Three months ended June 30, 2014

Details about Accumulated other Comprehensive Income Components (in thousands)	Amount Reclassified from Accumulated Other Comprehensive Income[1]	Affected Line Item in the Statement Where Net Income is Presented
Available-for-sale securities:
Unrealized gains and losses on available-for-sale securities	$35	Net gain on securities transactions
	(13)	Tax expense
	22	Net of tax
Employee benefit plans:
Amortization of the following [2]
Net retirement plan actuarial loss	(213)
Net retirement plan prior service cost	12
	(201)	Total before tax
	80	Tax benefit
	(121)	Net of tax

Six months ended June 30, 2014

Details about Accumulated other Comprehensive Income Components (in thousands)	Amount Reclassified from Accumulated Other Comprehensive (Loss) Income[1]	Affected Line Item in the Statement Where Net Income is Presented
Available-for-sale securities:
Unrealized gains and losses on available-for-sale securities	$129	Net gain on securities transactions
	(51)	Tax expense
	78	Net of tax
Employee benefit plans:
Amortization of the following [2]
Net retirement plan actuarial loss	(532)
Net retirement plan prior service cost	(2)
	(534)	Total before tax
	213	Tax benefit
	(321)	Net of tax

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

Components of Net Periodic Benefit Cost

	Pension Benefits		Life and Health		SERP Benefits
	Three Months Ended		Three Months Ended		Three Months Ended
(in thousands)	06/30/2015	06/30/2014	06/30/2015	06/30/2014	06/30/2015	06/30/2014
Service cost	$688	$592	$57	$45	$35	$18
Interest cost	713	766	69	85	224	219
Expected return on plan assets	(1,267)	(1,254)	0	0	0	0
Amortization of net retirement plan actuarial loss	553	205	(6)	(11)	182	19
Amortization of net retirement plan prior service (credit) cost	(196)	(31)	4	4	2	15
Recognized actuarial gain due to curtailments	(6,003)	0	0	0	0	0
Net periodic benefit cost	$(5,512)	$278	$124	$123	$443	$271

Components of Net Period Benefit Cost

	Pension Benefits		Life and Health		SERP Benefits
	Six Months Ended		Six Months Ended		Six Months Ended
(in thousands)	06/30/2015	06/30/2014	06/30/2015	06/30/2014	06/30/2015	06/30/2014
Service cost	$1,372	$1,217	$118	$101	$100	$111
Interest cost	1,465	1,534	161	183	464	433
Expected return on plan assets	(2,508)	(2,512)	0	0	0	0
Amortization of net retirement plan actuarial loss	1,139	429	10	0	313	103
Amortization of net retirement plan prior service
cost (credit)	(413)	(62)	8	8	36	56
Recognized actuarial gain due to curtailments	(6,003)	0	0	0	0	0
Net periodic benefit cost	$(4,948)	$606	$297	$292	$913	$703

The net periodic benefit cost for the Company’s benefit plans are recorded as a component of salaries and benefits in the consolidated statements of income.

The Company realized approximately $657,000 and $321,000, net of tax, as amortization of amounts previously recognized in accumulated other comprehensive income, for the six months ended June 30, 2015 and 2014, respectively.

The Company is not required to contribute to the pension plan in 2015, but it may make voluntary contributions. The Company did not contribute to the pension plan in the six months ended June 30, 2015 or 2014.

Effective July 31, 2015, the Retirement Plan (Accruing Pension Plan) was frozen (participants will no longer accrue benefits after July 31, 2015). The Plan freeze was reflected on June 30, 2015, and in accordance with ASC 715 Compensation – Retirement Benefits, a Curtailment is triggered. Under a Curtailment due to a plan freeze, any unrecognized Prior Service Cost bases must be fully recognized in benefit cost at the time of the Curtailment. The sum of unrecognized Prior Service Cost bases as of June 30, 2015 was $6.0 million.

11. Other Income and Operating Expense

Other income and operating expense totals are presented in the table below. Components of these totals exceeding 1% of the aggregate of total noninterest income and total noninterest expenses for any of the years presented below are stated separately.

	Three Months Ended		Six Months Ended
(in thousands)	06/30/2015	06/30/2014	06/30/2015	06/30/2014
Noninterest Income
Other service charges	$678	$1,108	$1,498	$1,803
Increase in cash surrender value of corporate owned life insurance	555	473	1,169	975
Net gain on sale of loans	6	171	10	221
Other income	1,456	648	2,044	1,240
Total other income	$2,695	$2,400	$4,721	$4,239
Noninterest Expenses
Marketing expense	$1,466	$1,460	$2,454	$2,419
Professional fees	1,576	1,511	2,914	2,899
Legal fees	360	529	753	1,061
Software licensing and maintenance	1,025	1,101	2,221	2,316
Cardholder expense	641	729	1,267	1,398
Other expenses	4,171	5,175	9,723	9,996
Total other operating expense	$9,239	$10,505	$19,332	$20,089

12. Financial Guarantees

The Company currently does not issue any guarantees that would require liability recognition or disclosure, other than standby letters of credit. The Company extends standby letters of credit to its customers in the normal course of business. The standby letters of credit are generally short-term. As of June 30, 2015, the Company’s maximum potential obligation under standby letters of credit was $56.7 million compared to $58.2 million at December 31, 2014. Management uses the same credit policies to extend standby letters of credit that it uses for on-balance sheet lending decisions and may require collateral to support standby letters of credit based upon its evaluation of the counterparty. Management does not anticipate any significant losses as a result of these transactions, and has determined that the fair value of standby letters of credit is not significant.

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

Banking

The Banking segment is primarily comprised of the four banking subsidiaries: Tompkins Trust Company, a commercial bank with thirteen banking offices located in Ithaca, NY and surrounding communities; The Bank of Castile (DBA Tompkins Bank of Castile), a commercial bank with sixteen banking offices located in the Genesee Valley region of New York State as well as Monroe County; Mahopac Bank (DBA Tompkins Mahopac Bank), a commercial bank with fourteen full-service banking offices located in the counties north of New York City; and VIST Bank (DBA Tompkins VIST Bank), a banking organization with nineteen banking offices headquartered and operating in the areas surrounding southeastern Pennsylvania.

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

As of and for the three months ended June 30, 2015
(in thousands)	Banking	Insurance	Wealth Management	Intercompany	Consolidated
Interest income	$46,383	$0	$40	$0	$46,423
Interest expense	5,093	0	0	0	5,093
Net interest income	41,290	0	40	0	41,330
Provision for loan and lease losses	922	0	0	0	922
Noninterest income	7,664	7,480	4,004	(186)	18,962
Noninterest expense	24,895	5,568	2,641	(186)	32,918
Income before income tax expense	23,137	1,912	1,403	0	26,452
Income tax expense	7,793	763	474	0	9,030
Net Income attributable to noncontrolling interests and Tompkins Financial Corporation	15,344	1,149	929	0	17,422
Less: Net income attributable to noncontrolling interests	32	0	0	0	32
Net Income attributable to Tompkins Financial Corporation	$15,312	$1,149	$929	$0	$17,390

Depreciation and amortization	$1,518	$92	$32	$0	$1,642
Assets	5,391,491	37,214	13,950	(6,519)	5,436,136
Goodwill	64,500	19,662	8,081	0	92,243
Other intangibles, net	8,554	4,534	481	0	13,569
Net loans and leases	3,491,840	0	0	0	3,491,840
Deposits	4,210,387	0	0	(6,298)	4,204,089
Total Equity	466,508	27,408	11,478	0	505,394

As of and for the three months ended June 30, 2014
(in thousands)	Banking	Insurance	Wealth Management	Intercompany	Consolidated
Interest income	$45,786	$2	$33	$(2)	$45,819
Interest expense	5,303	2	0	(2)	5,303
Net interest income	40,483	0	33	0	40,516
Provision for loan and lease losses	67	0	0	0	67
Noninterest income	6,915	7,116	4,014	(325)	17,720
Noninterest expense	30,584	5,836	2,833	(325)	38,928
Income before income tax expense	16,747	1,280	1,214	0	19,241
Income tax expense	5,229	498	421	0	6,148
Net Income attributable to noncontrolling interests and Tompkins Financial Corporation	11,518	782	793	0	13,093
Less: Net income attributable to noncontrolling interests	32	0	0	0	32
Net Income attributable to Tompkins Financial Corporation	$11,486	$782	$793	$0	$13,061

Depreciation and amortization	$1,279	$59	$36	$0	$1,374
Assets	5,016,712	35,524	14,085	(8,500)	5,057,821
Goodwill	64,500	19,662	8,081	0	92,243
Other intangibles, net	9,995	4,932	558	0	15,485
Net loans and leases	3,201,451	0	0	0	3,201,451
Deposits	4,052,715	0	0	(8,326)	4,044,389
Total Equity	451,596	27,126	10,515	0	489,237

For the six months ended June 30, 2015
(in thousands)	Banking	Insurance	Wealth Management	Intercompany	Consolidated
Interest income	$92,576	$1	$75	$(1)	$92,651
Interest expense	10,094	0	0	(1)	10,093
Net interest income	82,482	1	75	0	82,558
Provision for loan and lease losses	1,131	0	0	0	1,131
Noninterest income	14,054	14,887	8,131	(464)	36,608
Noninterest expense	55,846	11,584	5,644	(464)	72,610
Income before income tax expense	39,559	3,304	2,562	0	45,425
Income tax expense	13,105	1,317	868	0	15,290
Net Income attributable to noncontrolling interests and Tompkins Financial Corporation	26,454	1,987	1,694	0	30,135
Less: Net income attributable to noncontrolling interests	65	0	0	0	65
Net Income attributable to Tompkins Financial Corporation	$26,389	$1,987	$1,694	$0	$30,070

Depreciation and amortization	$2,962	$184	$63	$0	$3,209

For the six months ended June 30, 2014
(in thousands)	Banking	Insurance	Wealth Management	Intercompany	Consolidated
Interest income	$91,119	$4	$65	$(4)	$91,184
Interest expense	10,643	2	0	(4)	10,641
Net interest income	80,476	2	65	0	80,543
Provision for loan and lease losses	810	0	0	0	810
Noninterest income	13,228	14,363	8,243	(680)	35,154
Noninterest expense	60,429	11,564	5,825	(680)	77,138
Income before income tax expense	32,465	2,801	2,483	0	37,749
Income tax expense	10,079	1,123	852	0	12,054
Net Income attributable to noncontrolling interests and Tompkins Financial Corporation	22,386	1,678	1,631	0	25,695
Less: Net income attributable to noncontrolling interests	65	0	0	0	65
Net Income attributable to Tompkins Financial Corporation	$22,321	$1,678	$1,631	$0	$25,630

Depreciation and amortization	$2,589	$109	$74	$0	$2,772

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

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of June 30, 2015 and December 31, 2014, segregated by the level of valuation inputs within the fair value hierarchy used to measure fair value.

Recurring Fair Value Measurements
June 30, 2015
(in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Trading securities
Obligations of U.S. Government sponsored entities	$7,009	$0	$7,009	$0
Mortgage-backed securities – residential U.S. Government sponsored entities	1,144	0	1,144	0
Available-for-sale securities
Obligations of U.S. Government sponsored entities	544,273	0	544,273	0
Obligations of U.S. states and political subdivisions	72,310	0	72,310	0
Mortgage-backed securities – residential, issued by:
U.S. Government agencies	97,585	0	97,585	0
U.S. Government sponsored entities	665,000	0	665,000	0
Non-U.S. Government agencies or sponsored entities	211	0	211	0
U.S. corporate debt securities	2,162	0	2,162	0
Equity securities	943	0	0	943

Borrowings
Other borrowings	10,817	0	10,817	0

The change in the fair value of available-for-sale equity securities valued using significant unobservable inputs (level 3), between January 1, 2015 and June 30, 2015 was mainly due to the reclassification of $475,000 of securities from available-for-sale securities to other assets to reflect the nonmarketable nature of these securities.

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

There were no transfers between Levels 1, 2 and 3 for the three months ended June 30, 2015.

The Company determines fair value for its trading securities using independently quoted market prices. The Company determines fair value for its available-for-sale securities using an independent bond pricing service for identical assets or very similar securities. The Company has reviewed the pricing sources, including methodologies used, and finds them to be fairly stated.

Fair values of borrowings are estimated using Level 2 inputs based upon observable market data. The Company determines fair value for its borrowings using a discounted cash flow technique based upon expected cash flows and current spreads on FHLB advances with the same structure and terms. The Company also receives pricing information from third parties, including the FHLB. The pricing obtained is considered representative of the transfer price if the liabilities were assumed by a third party. The Company’s potential credit risk did not have a material impact on the quoted settlement prices used in measuring the fair value of the FHLB borrowings at June 30, 2015.

Certain assets are measured at fair value on a nonrecurring basis. For the Company, these include loans held for sale, collateral dependent impaired loans, and other real estate owned (“OREO”). During the second quarter of 2015, certain collateral dependent impaired loans were remeasured and reported at fair value through a specific valuation allowance and/or partial charge-offs for loan and lease losses based upon the fair value of the underlying collateral. Collateral values are estimated using Level 2 inputs based upon observable market data. In addition to collateral dependent impaired loans, certain other real estate owned were remeasured and reported at fair value based upon the fair value of the underlying collateral. The fair values of other real estate owned are estimated using Level 2 inputs based on observable market data or Level 3 inputs based on customized discounting criteria. In general, the fair values of other real estate owned are based upon appraisals, with discounts made to reflect estimated costs to sell the real estate. Upon initial recognition, fair value write-downs on other real estate owned are taken through a charge-off to the allowance for loan and lease losses. Subsequent fair value write-downs on other real estate owned are reported in other noninterest expense.

Three months ended June 30, 2015

		Fair value measurements at reporting date using:			Gain (losses) from fair value changes
	As of	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs	Three months ended
Assets:	06/30/2015	(Level 1)	(Level 2)	(Level 3)	06/30/2015
Impaired Loans	$1,510	$0	$1,510	$0	$0
Other real estate owned	12	0	12	0	884

Three months ended June 30, 2014

		Fair value measurements at reporting date using:			Gain (losses) from fair value changes
	As of	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs	Three months ended
Assets:	06/30/2014	(Level 1)	(Level 2)	(Level 3)	06/30/2014
Impaired Loans	$3,261	$0	$3,261	$0	$(270)
Other real estate owned	2,688	0	2,688	0	(160)

Six months ended June 30, 2015

		Fair value measurements at reporting date using:			Gain (losses) from fair value changes
	As of	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs	Six months ended
Assets:	06/30/2015	(Level 1)	(Level 2)	(Level 3)	06/30/2015
Impaired Loans	$3,263	$0	$3,263	$0	$(80)
Other real estate owned	2,341	0	2,341	0	816

Six months ended June 30, 2014

		Fair value measurements at reporting date using:			Gain (losses) from fair value changes
	As of	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs	Six months ended
Assets:	06/30/2014	(Level 1)	(Level 2)	(Level 3)	06/30/2014
Impaired Loans	$4,086	$0	$4,086	$0	$(185)
Other real estate owned	6,175	0	6,175	0	(42)

The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments at June 30, 2015 and December 31, 2014. The carrying amounts shown in the table are included in the Consolidated Statements of Condition under the indicated captions.

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

Estimated Fair Value of Financial Instruments
June 30, 2015
(in thousands)	Carrying Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets:

Cash and cash equivalents	$60,139	$60,139	$60,139	$0	$0
Securities - held to maturity	145,737	146,076	0	146,076	0
FHLB stock	27,128	27,128	0	27,128	0
Accrued interest receivable	16,023	16,023	0	16,023	0
Loans/leases, net[1]	3,491,839	3,498,475	0	3,263	3,495,212

Financial Liabilities:

Time deposits	$906,345	$907,857	$0	$907,857	$0
Other deposits	3,297,744	3,297,744	0	3,297,744	0
Fed funds purchased and securities sold under agreements to repurchase	131,063	133,830	0	133,830	0
Other borrowings	482,509	485,630	0	485,630	0
Trust preferred debentures	37,423	40,782	0	40,782	0
Accrued interest payable	1,983	1,983	0	1,983	0

Estimated Fair Value of Financial Instruments
December 31, 2014
(in thousands)	Carrying Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets:

Cash and cash equivalents	$56,070	$56,070	$56,070	$0	$0
Securities - held to maturity	88,168	89,036	0	89,036	0
FHLB and FRB stock	21,259	21,259	0	21,259	0
Accrued interest receivable	16,518	16,518	0	16,518	0
Loans/leases, net[1]	3,364,291	3,383,742	0	2,891	3,380,851

Financial Liabilities:

Time deposits	$898,081	$899,871	$0	$899,871	$0
Other deposits	3,271,073	3,271,073	0	3,271,073	0
Fed funds purchased and securities sold under agreements to repurchase	147,037	151,201	0	151,201	0
Other borrowings	345,580	350,043	0	350,043	0
Trust preferred debentures	37,337	39,453	0	39,453	0
Accrued interest payable	1,868	1,868	0	1,868	0

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

BUSINESS

Corporate Overview and Strategic Initiatives

Tompkins Financial Corporation (“Tompkins” or the “Company”) is headquartered in Ithaca, New York and is registered as a Financial Holding Company with the Federal Reserve Board under the Bank Holding Company Act of 1956, as amended. The Company is a locally oriented, community-based financial services organization that offers a full array of products and services, including commercial and consumer banking, leasing, trust and investment management, financial planning and wealth management, and insurance services. At June 30, 2015, the Company’s subsidiaries included: four wholly-owned banking subsidiaries, Tompkins Trust Company (the “Trust Company”), The Bank of Castile (DBA Tompkins Bank of Castile), Mahopac Bank (formerly known as Mahopac National Bank, DBA Tompkins Mahopac Bank), VIST Bank (DBA Tompkins VIST Bank); and a wholly-owned insurance agency subsidiary, Tompkins Insurance Agencies, Inc. (“Tompkins Insurance”). The trust division of the Trust Company provides a full array of investment services, including investment management, trust and estate, financial and tax planning as well as life, disability and long-term care insurance services. The Company’s principal offices are located at The Commons, Ithaca, New York, 14851, and its telephone number is (888) 503-5753. The Company’s common stock is traded on the NYSE MKT LLC under the Symbol “TMP.”

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

Business Segments

Banking services consist primarily of attracting deposits from the areas served by the Company’s four banking subsidiaries’ 62 banking offices (43 offices in New York and 19 offices in Pennsylvania) and using those deposits to originate a variety of commercial loans, consumer loans, real estate loans (including commercial loans collateralized by real estate), and leases. The Company’s lending function is managed within the guidelines of a comprehensive Board-approved lending policy. Reporting systems are in place to provide management with ongoing information related to loan production, loan quality, concentrations of credit, loan delinquencies, and nonperforming and potential problem loans. Banking services also include a full suite of products such as debit cards, credit cards, remote deposit, electronic banking, mobile banking, cash management, and safe deposit services.

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

OTHER IMPORTANT INFORMATION

The following discussion is intended to provide an understanding of the consolidated financial condition and results of operations of the Company for the three and six months ended June 30, 2015. It should be read in conjunction with the Company’s Audited Consolidated Financial Statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, and the Unaudited Consolidated Financial Statements and notes thereto included in Part I of this Quarterly Report on Form 10-Q.

In this Report there are comparisons of the Company’s performance to that of a peer group. Unless otherwise stated, this peer group is comprised of the group of 117 domestic bank holding companies with $3 billion to $10 billion in total assets as defined in the Federal Reserve’s “Bank Holding Company Performance Report” for March 31, 2015 (the most recent report available).

Forward-Looking Statements

The Company is making this statement in order to satisfy the “Safe Harbor” provision contained in the Private Securities Litigation Reform Act of 1995. The statements contained in this Quarterly Report on Form 10-Q that are not statements of historical fact may include forward-looking statements that involve a number of risks and uncertainties. Such forward-looking statements are made based on management’s expectations and beliefs concerning future events impacting the Company and are subject to certain uncertainties and factors relating to the Company’s operations and economic environment, all of which are difficult to predict and many of which are beyond the control of the Company. These uncertainties and factors that could cause actual results of the Company to differ materially from those matters expressed and/or implied by such forward-looking statements. The following factors are among those that could cause actual results to differ materially from the forward-looking statements: changes in general economic, market and regulatory conditions; the development of an interest rate environment that may adversely affect the Company’s interest rate spread, other income or cash flow anticipated from the Company’s operations, investment and/or lending activities; changes in laws and regulations affecting banks, insurance companies, bank holding companies and/or financial holding companies, such as the Dodd-Frank Wall Street Reform and Consumer Protection Act and Basel III; technological developments and changes; the ability to continue to introduce competitive new products and services on a timely, cost-effective basis; governmental and public policy changes, including environmental regulation; protection and validity of intellectual property rights; reliance on large customers; the expenses and reputational damage if there were ever a material cybersecurity breach; financial resources in the amounts, at the times and on the terms required to support the Company’s future businesses; and other factors discussed elsewhere in this Quarterly Report on Form 10-Q and in other reports we file with the SEC, in particular the “Risk Factors” discussed in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. In addition, such forward-looking statements could be affected by general industry and market conditions and growth rates, general economic and political conditions (including changes in economic conditions in the Company’s primary market areas), including interest rate and currency exchange rate fluctuations, and other factors.

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

OVERVIEW

Net income for the second quarter was $17.4 million or $1.15 diluted earnings per share, compared to $13.1 million or $0.87 diluted earnings per share for the same period in 2014. Net income for the first six months of 2015 was $30.1 million or $2.00 diluted earnings per share, compared to $25.6 million or $1.72 diluted earnings per share in the first six months of 2014. Results for the current quarter and year to date were positively impacted by a one-time curtailment gain of $3.6 million, after-tax, related to changes to the Company’s defined benefit pension plan. Exclusive of this one-time gain, net income and diluted earnings per share for the current quarter would have been $13.8 million and $0.91, respectively, and for the first six months of 2015, $26.0 million and $1.75, respectively.

Return on average assets (“ROA”) for the quarter ended June 30, 2015 was 1.29%, compared to 1.04% for the quarter ended June 30, 2014. Return on average shareholders’ equity (“ROE”) for the second quarter of 2015 was 13.79%, compared to 10.91%, for the same period in 2014. Tompkins’ second quarter ROA and ROE compare to the most recent peer average ratios of 0.95% and 8.50%, respectively, ranking Tompkins’ ROA in the 52nd percentile and ROE in the 71st percentile of the peer group.

In addition to these performance measures, management also considers operating return on average tangible common equity an important ratio in measuring financial performance. This ratio is considered a non-GAAP measure. The following table shows the calculation of this non-GAAP ratio and reconciliation to the comparable GAAP measure. The Company believes this non-GAAP measure provides a meaningful comparison of our underlying operational performance and facilitates managements’ and investors’ assessments of business and performance trends in comparison to others in the financial services industry. This non-GAAP financial measure should not be considered in isolation or as a measure of the Company’s profitability or liquidity; it is in addition to, and is not a substitute for, financial measures under GAAP. Net operating income as presented herein may be different from non-GAAP financial measures used by other companies, and may not be comparable to similarly titled measures reported by other companies. Further, the Company may utilize other measures to illustrate performance in the future. Non-GAAP financial measures have limitations since they do not reflect all of the amounts associated with the Company’s results of operations as determined in accordance with GAAP.

Adjusted Diluted Earnings Per Share

	Three Months Ended		Six Months Ended
(in thousands, except per share data)	06/30/2015	06/30/2014	06/30/2015	06/30/2014
Net income attributable to Tompkins Financial Corporation	$17,390	$13,061	$30,070	$25,630
Less: dividends and undistributed earnings allocated to unvested stock awards	(234)	(118)	(420)	(235)
Net income available to common shareholders (GAAP)	17,156	12,943	29,650	25,395
Diluted earnings per share (GAAP)	1.15	0.87	2.00	1.72

Adjustments for non-operating income and expense, net of tax:
Gain on pension plan curtailment	(3,602)	0	(3,602)	0
Total adjustments, net of tax	(3,602)	0	(3,602)	0

Net operating income available to common shareholders (Non-GAAP)	13,554	12,943	26,048	25,395
Adjusted diluted earnings per share (Non-GAAP)	0.91	0.87	1.75	1.72

Operating Return on Average Tangible Common Equity (Non-GAAP)

	Three Months Ended		Six Months Ended
(in thousands)	06/30/2015	06/30/2014	06/30/2015	06/30/2014
Net operating income available to common shareholders (Non-GAAP)	13,554	12,943	26,048	25,395
Amortization of intangibles, net of tax	300	315	604	631
Adjusted net operating income available to common shareholders (Non-GAAP)	13,854	13,258	26,652	26,026
Average Tompkins Financial Corporation shareholders’ common equity	504,166	478,561	499,896	472,836
Average goodwill and intangibles [1]	105,130	106,988	105,385	107,193
Average Tompkins financial Corporation shareholders’ tangible common equity (Non-GAAP)	399,036	371,573	394,511	365,643
Adjusted operating return on average shareholders’ tangible common equity (Non-GAAP)	13.93%	14.31%	13.62%	14.35%

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

Banking Segment

The banking segment reported net income of $15.3 million for the second quarter of 2015, up $3.8 million or 33.3% from net income of $11.5 million for the same period in 2014. For the six months ended June 30, 2015, the banking segment reported net income of $26.4 million, up $4.1 million or 18.2% over the same period in 2014.

Net interest income of $41.3 million for the second quarter of 2015 was up $807,000 or 2.0% over the same period in 2014. For the six months ended June 30, 2015, net interest income of $82.5 million was up $2.0 million or 2.5% compared to prior year. Growth in average earning assets and lower funding costs offset the effect of lower asset yields and contributed to favorable year-over-year comparisons. Net interest margin for the six months ended June 30, 2015 was 3.41% compared to 3.58% for the same period prior year.

The provision for loan and lease losses was $922,000 for the three months ended June 30, 2015; up from $67,000 for the same period in 2014. Provision expense also increased for the six months ended June 30, 2015 to $1.1 million from $810,000 in the previous year. The increase in provision expense was largely attributable to growth in total loans.

Noninterest income for the three months ended June 30, 2015 of $7.7 million was up $749,000 or 10.8% compared to the same period in 2014, and for the six months ended June 30, 2015 was up $826,000 or 6.2% to $14.1 million compared to $13.2 million for the six months ending June 30, 2014. The primary contributors to the three and six month increase include: gains on the sale of other real estate owned (up $885,000), and net realized gains on securities transactions (up $884,000). Partially offsetting these items were decreases in loan fees, including gains on sales of residential loans (down $482,000), card services income (down $189,000), and service charges on deposit accounts (down $102,000).

Noninterest expense of $24.9 million for the second quarter and $55.8 million for the six months ending June 30, 2015 were down $5.7 million or 18.6% and down $4.6 million or 7.6%, respectively, from the same periods in 2014. The declines are primarily attributed to the curtailment of the Company’s defined benefit pension plan, which resulted in a $6.0 million credit to pension and other employee benefits expense in the second quarter of 2015 in accordance with accounting guidance. This decrease was partially offset by an increase in salaries and wages due to normal annual merit and market increases, increases in incentive compensation, as well as an increase in the number of employees.

Insurance Segment

The insurance segment reported net income of $1.1 million for the three months ended June 30, 2015; up $367,000 or 46.9% from the second quarter of 2014. For the six month period ended June 30, 2015, net income rose $309,000 or 18.4% compared to 2014. Noninterest income was up $364,000 or 5.1% in the second quarter of 2015, compared to the same period in 2014 and up $524,000 or 3.6% to $14.9 million for the six months ending June 30, 2015. Noninterest expenses for the three months ended June 30, 2015 were down $268,000 or 4.6% compared to the second quarter of 2014 and for the first six months of 2015 were flat compared to the same period in 2014. The decline in noninterest expense for the second quarter is mainly the result of the aforementioned defined benefit pension plan curtailment adjustment. Partially offsetting this adjustment were increases in salaries and wages reflecting normal annual merit adjustments and sales commissions.

Wealth Management Segment

The wealth management segment reported net income of $929,000 for the three months ended June 30, 2015, up $136,000 or 17.2% compared to the second quarter of 2014. Net income for the six months ended June 30, 2015 increased $63,000 or 3.9% to $1.7 million compared to the same period in 2014. Noninterest income was flat for the second quarter of 2015 and down $112,000 for the first six months of 2015 compared to the prior year. Noninterest expenses for the three months ended June 30, 2015, were down $192,000 or 6.8% and for the six months ended June 30, 2015 were down $181,000 or 3.1% compared to the same period of 2014 due primarily to the Company’s curtailment of its defined benefit pension plan mentioned above.

Average Consolidated Statements of Condition and Net Interest Analysis (Unaudited)

	Quarter Ended			Year to Date Period Ended			Year to Date Period Ended
	June 30, 2015			June 30, 2015			June 30, 2014
(Dollar amounts in thousands)	Average Balance (QTD)	Interest	Average Yield/Rate	Average Balance (YTD)	Interest	Average Yield/Rate	Average Balance (YTD)	Interest	Average Yield/Rate
ASSETS

Interest-earning assets

Interest-bearing balances due from banks	$1,824	$1	0.22%	$1,607	$2	0.25%	$885	$1	0.23%
Securities (1)
U.S. Government securities	1,450,039	7,513	2.08%	1,442,846	15,366	2.15%	1,301,015	14,877	2.31%
Trading securities	8,453	90	4.27%	8,654	184	4.29%	10,584	219	4.17%
State and municipal (2)	86,710	832	3.85%	87,502	1,703	3.92%	89,964	2,127	4.77%
Other securities (2)	3,752	30	3.21%	3,758	60	3.22%	4,729	76	3.24%
Total securities	1,548,954	8,465	2.19%	1,542,760	17,313	2.26%	1,406,292	17,299	2.48%
FHLBNY and FRB stock	23,927	225	3.76%	22,355	572	5.15%	20,670	404	3.94%

Total loans and leases, net of unearned income (2)(3)	3,463,881	38,680	4.48%	3,431,282	76,635	4.50%	3,206,950	75,161	4.73%
Total interest-earning assets	5,038,586	47,371	3.77%	4,998,004	94,522	3.81%	4,634,797	92,865	4.04%

Other assets	352,528			355,264			371,552

Total assets	5,391,114			5,353,268			5,006,349

LIABILITIES & EQUITY

Deposits

Interest-bearing deposits
Interest bearing checking, savings, & money market	2,326,361	924	0.16%	2,337,605	1,914	0.17%	2,272,478	2,211	0.20%
Time deposits	917,986	1,697	0.74%	912,016	3,328	0.74%	895,073	3,308	0.75%
Total interest-bearing deposits	3,244,347	2,621	0.32%	3,249,621	5,242	0.33%	3,167,551	5,519	0.35%

Federal funds purchased & securities sold under agreements to repurchase	131,324	665	2.03%	136,811	1,335	1.97%	153,939	1,580	2.07%
Other borrowings	422,364	1,234	1.17%	385,233	2,373	1.24%	263,633	2,401	1.84%
Trust preferred debentures	37,395	573	6.15%	37,374	1,143	6.17%	37,205	1,141	6.18%
Total interest-bearing liabilities	3,835,430	5,093	0.53%	3,809,039	10,093	0.53%	3,622,328	10,641	0.59%
Noninterest bearing deposits	983,199			978,233			856,161
Accrued expenses and other liabilities	66,818			64,615			53,539
Total liabilities	4,885,447			4,851,887			4,532,028

Tompkins Financial Corporation Shareholders’ equity	504,166			499,896			472,836
Noncontrolling interest	1,501			1,485			1,485
Total equity	505,667			501,381			474,321

Total liabilities and equity	$5,391,114			$5,353,268			$5,006,349
Interest rate spread			3.24%			3.28%			3.45%
Net interest income/margin on earning assets		42,278	3.37%		84,429	3.41%		82,224	3.58%

Tax Equivalent Adjustment		(948)			(1,871)			(1,681)

Net interest income per consolidated financial statements		$41,330			$82,558			$80,543

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

Net Interest Income

Net interest income is the Company’s largest source of revenue, representing 68.6% and 69.3%, respectively, of total revenues for the three and six month periods ended June 30, 2015, compared to 69.6% for the same periods in 2014. Net interest income is dependent on the volume and composition of interest earning assets and interest-bearing liabilities and the level of market interest rates. The above table shows average interest-earning assets and interest-bearing liabilities, and the corresponding yield or cost associated with each.

Taxable-equivalent net interest income for the three and six months ended June 30, 2015 was up 2.0% and 2.5%, respectively, over the same periods in 2014, as growth in average earning assets offset a decrease in net interest margin for the second quarter and year-to-date in 2015 compared to the same periods in 2014. The decrease in net interest margin reflects lower yields on average earning assets as a result of low interest rate environment as well as a slight shift in composition of average earning assets between loans and securities. For the three and six months ended June 30, 2015, average loans and average securities represented 68.8% and 68.6%, respectively, of average earning assets compared to 69.0% and 69.2%, respectively, for the same periods in 2014.

Taxable-equivalent interest income for the three and six month periods ended June 30, 2015 was $47.4 million and $94.5 million, respectively, up 1.6% and 1.8% compared to the same periods of 2014. The increase in taxable-equivalent interest income was mainly the result of an increase in average loans, which was partially offset by a decrease in the yield on average loans. Average loan balances for the three months and six months ended June 30, 2015 were up $242.7 million or 7.5%, and $224.3 million or 7.0%, respectively, while the average yield decreased 22 basis points and 23 basis points, respectively, from the same periods in 2014. Average securities balances for the three and six months ended June 30, 2015 were up by $161.4 million or 11.3% and $136.5 million or 9.7%, respectively, while the average yield for the three and six month periods were down 25 and 22 basis points, respectively, compared to the same periods in 2014.

Interest expense for the three and six months ended June 30, 2015 decreased by $210,000 or 4.0%, and $548,000 or 5.2%, respectively, compared to the same periods in 2014. The average rate paid on interest bearing deposits during the three and six months ended June 30, 2015 was 0.32% and 0.33%, respectively, compared to 0.35% reported for the same periods of 2014. Average interest bearing deposits for the second quarter of 2015 were up $85.5 million or 2.7% compared to the same period in 2014, while year-to-date average interest bearing deposits were up $82.1 million or 2.6% compared to the same period in 2014. Average noninterest bearing deposits for the three and six month periods ended June 30, 2015 were up $106.0 million or 12.1% and $122.1 million or 14.3%, respectively, compared to the same periods in 2014. Average other borrowings for the three and six months ended June 30, 2015 were up $143.9 million or 51.7% and $121.6 million or 46.1% compared to the same periods in 2014. The increase was mainly in overnight borrowings with the FHLB, which contributed to the decrease in average funding cost in this category in 2015.

Provision for Loan and Lease Losses

The provision for loan and lease losses represents management’s estimate of the amount necessary to maintain the allowance for loan and lease losses at an adequate level. The provision for loan and lease losses was $922,000 for the second quarter of 2015 and $1.1 million for the six months ended June 30, 2015. The increase in provision for loan and lease losses in 2015 over the three and six month comparative periods in 2014 is mainly a result loan growth in 2015. The section captioned “Financial Condition – Allowance for Loan and Lease Losses and Nonperforming Assets” below has further details on the allowance for loan and lease losses and asset quality metrics.

Noninterest Income

Noninterest income was $19.0 million for the second quarter of 2015 and $36.6 million for the first six months of 2015. This represents an increase of 7.0% for the quarter and 4.1% for the year-to-date period compared to the same periods in 2014. Noninterest income represented 31.5% of total revenue for the second quarter of 2015 and 30.7% for the year-to-date period, compared to 30.4% for the same periods in 2014.

Insurance commissions and fees were $7.4 million for the second quarter of 2015, an increase of 5.1% over the same period prior year. For the first six months of 2015, insurance commissions and fees were up $474,000 or 3.3% over the first six months of 2014. Commissions from commercial lines, personal insurance lines and health and life insurance were up in 2015 over the same period in 2014.

Investment services income was $3.8 million in the second quarter of 2015, a decrease of 1.6% from $3.9 million in the second quarter of 2014. For the first six months of 2015, investment services income was down $68,000 or 0.9% from the first six months of 2014. At the end of the first quarter, the Company concluded operations attributable to their internal broker dealer and registered investment advisory group and engaged a new broker dealer of record. This contributed to a slight decline in year-over-year income. Investment services income includes trust services, financial planning, wealth management services, and brokerage related services. With fees largely based on the market value and the mix of assets managed, the general direction of the stock market can have a considerable impact on fee income. The fair value of assets managed by, or in custody of, Tompkins was $3.9 billion at June 30, 2015, up 9.7% from $3.6 billion at June 30, 2014. These figures include $1.2 billion of Company-owned securities where Tompkins Trust Company is custodian.

Service charges on deposit accounts were down $144,000 or 6.0% for the second quarter of 2015 compared to the second quarter of 2014, and down $102,000 or 2.3% for the six months ended June 30, 2015 compared to the same period in 2014. Net overdraft fees, the largest component of service charges on deposit accounts, were down 9.3% and 6.3% for the three and six months ended June 30, 2015 compared to the same periods in 2014.

Card services income for the three months and six months ended June 30, 2015 was up $105,000 or 5.5%, and down $189,000 or 4.7% over the same periods in 2014. Income benefited from a first quarter accrual adjustment related to the termination of a debit card reward program to reflect actual redemption rate on program incentives than management’s original estimates. The number of debit cards issued and transaction volume during the second quarter and year-to-date periods in 2015 were favorable to 2014.

The Company recognized gains on the sales/calls of available-for-sale securities of $723,000 and $1.0 million for the three and six months ended June 30, 2015, compared to gains of $35,000 and $129,000 for the same periods in 2014. Sales of available-for-sale securities are generally the result of general portfolio maintenance and interest rate risk management.

Other income of $2.7 million in the second quarter of 2015 was up 12.3% over the second quarter of 2014. For the first six months of 2015, other income of $4.7 million was up 11.4% over the same period in 2014. The significant components of other income are other service charges, increases in cash surrender value of corporate owned life insurance (“COLI”), gains on the sales of residential mortgage loans, and income from miscellaneous equity investments. A main contributor of the year over year increase was a significant gain on the sale of an other real estate owned property in the second quarter 2015. Gains on sales of other real estate owned totaled $924,000 for the three and six months ended June 30, 2015 compared to a net loss of $80,000 for the three months ended June 30, 2014 and a net gain of $39,000 for the first six months of 2014. Partially offsetting the gains on sales of other real estate owned were lower loan related fees, including gains on the sales of residential loans.

Noninterest Expense

Noninterest expense was $32.9 million for the second quarter of 2015, down 15.4% compared to the second quarter of 2014 and $72.6 million for the six months ended June 30, 2015, down 5.9% from the same period in 2014. The decrease in noninterest expense in 2015 compared to the same period prior year is mainly attributable to the curtailment of the Company’s defined benefit pension plan, which resulted in a $6.0 million credit to pension and other employee benefits expense in the second quarter of 2015 in accordance with accounting guidance.

Salaries and wages expense for the three and six months ended June 30, 2015 increased by $734,000 or 4.2%, and $1.7 million or 4.8%, respectively, over the same periods in 2014. The increase is mainly a result of normal merit and market adjustments, increases in incentive compensation as well as an increase in the number of employees. Pension and other employee related benefits were down $5.5 million over both the three and six month periods in 2014, mainly as a result of the pension curtailment discussed above.

Other operating expense for the second quarter of 2015 and for the first six months of 2015 was down $1.3 million or 12.1% and $757,000 or 3.8% compared to the same periods in 2014. The decrease is mainly related to lower legal fees, and other real estate owned related expenses.

Overall, all other expense categories remained relatively flat compared to the same period prior year.

Income Tax Expense

The provision for income taxes was $9.0 million for an effective rate of 34.1% for the second quarter of 2015, compared to tax expense of $6.1 million and an effective rate of 32.0% for the same quarter in 2014. For the first six months of 2015 the tax provision was $15.3 million for an effective rate of 33.7% compared to a tax provision of $12.1 million and an effective rate of 31.9% for the same period in 2014. The effective rates differ from the U.S. statutory rate of 35.0% primarily due to the effect of tax-exempt income from loans, securities and life insurance assets. The increase in the effective rate in the second quarter of 2015 was mainly a result of the accounting for the $6.0 million curtailment gain related to the change to the Company’s defined benefit pension plan.

FINANCIAL CONDITION

Total assets were $5.4 billion at June 30, 2015, up $166.6 million or 3.2% over December 31, 2014. The growth over year-end was primarily attributable to growth in originated loans, which were up $174.0 million or 6.1%, and growth in held-to-maturity securities which were up $57.6 million or 65.3%. This growth was partially offset by a decrease in acquired loans, which were down $45.4 million or 8.2% and a decrease in available-for-sale securities which were down $19.8 million or 1.4%. Total deposits increased $34.9 million or 0.8% compared to December 31, 2014, mainly a result of an inflow of municipal deposits. Other borrowings increased $136.8 million or 38.4% from December 31, 2014, as a result of loan growth outpacing deposit growth.

Securities

As of June 30, 2015, the Company’s securities portfolio was $1.5 billion or 28.1% of total assets, compared to $1.4 billion or 28.5% of total assets at year-end 2014. The following table details the composition of available-for-sale and held-to-maturity securities.

Available-for-Sale Securities
	06/30/2015		12/31/2014
(in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Obligations of U.S. Government sponsored entities	$539,336	$544,273	$553,300	$557,820
Obligations of U.S. states and political subdivisions	71,948	72,310	70,790	71,510
Mortgage-backed securities
U.S. Government agencies	96,785	97,585	108,931	109,926
U.S. Government sponsored entities	669,663	665,000	660,195	659,120
Non-U.S. Government agencies or sponsored entities	208	211	267	271
U.S. corporate debt securities	2,500	2,162	2,500	2,162
Total debt securities	1,380,440	1,381,541	1,395,983	1,400,809
Equity securities	1,000	943	1,475	1,427
Total available-for-sale securities	$1,381,440	$1,382,484	$1,397,458	$1,402,236

Held-to-Maturity Securities
	06/30/2015		12/31/2014
(in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Obligations of U.S. Government sponsored entities	$132,671	$132,556	$71,906	$72,269
Obligations of U.S. states and political subdivisions	$13,066	$13,520	$16,262	$16,767
Total held-to-maturity debt securities	$145,737	$146,076	$88,168	$89,036

The decrease in the fair value of the available-for-sale portfolio was due primarily to changes in interest rates during the first six months of 2015. The increase in interest rates during 2015 resulted in a decrease in the unrealized gains in the available-for-sale portfolio. Management’s policy is to purchase investment grade securities that on average have relatively short duration, which helps mitigate interest rate risk and provides sources of liquidity without significant risk to capital. The increase in the held-to-maturity portfolio was due to purchases of Obligations of U.S. Government sponsored entities during the six month period ended June 30, 2015.

The Company has no investments in preferred stock of U.S. government sponsored entities and no investments in pools of Trust Preferred securities. Quarterly, the Company evaluates all investment securities with a fair value less than amortized cost to identify any other-than-temporary impairment as defined under generally accepted accounting principles.

As a result of the other-than-temporarily impairment review process, the Company does not consider any investment security held at June 30, 2015 to be other-than-temporarily impaired. Future changes in interest rates or the credit quality and credit support of the underlying issuers may reduce the market value of these and other securities. If such decline is determined to be other than temporary, the Company will record the necessary charge to earnings and/or accumulated other comprehensive income to reduce the securities to their then current fair value.

The Company maintains a trading portfolio with a fair value of $8.2 million as of June 30, 2015, compared to $9.0 million at December 31, 2014. The decrease in the trading portfolio reflects maturities or payments during the three and six months ended June 30, 2015. For the three and six months ended June 30, 2015, net mark-to-market losses related to the securities trading portfolio were $74,000 and $137,000, respectively, compared to net mark-to-market losses for the three and six months ended June 30, 2014 of $34,000 and $93,000, respectively.

Loans and Leases

Loans and leases at June 30, 2015 and December 31, 2014 were as follows:

	06 /30/2015			12 /31/2014
(in thousands)	Originated	Acquired	Total Loans and Leases	Originated	Acquired	Total Loans and Leases
Commercial and industrial
Agriculture	$61,744	$0	$61,744	$78,507	$0	$78,507
Commercial and industrial other	724,196	92,875	817,071	688,529	97,034	785,563
Subtotal commercial and industrial	785,940	92,875	878,815	767,036	97,034	864,070
Commercial real estate
Construction	74,795	37,981	112,776	72,427	35,906	108,333
Agriculture	74,586	2,214	76,800	58,994	3,182	62,176
Commercial real estate other	1,055,007	278,825	1,333,832	979,621	308,488	1,288,109
Subtotal commercial real estate	1,204,388	319,020	1,523,408	1,111,042	347,576	1,458,618
Residential real estate
Home equity	193,332	48,717	242,049	186,957	56,008	242,965
Mortgages	760,858	30,607	791,465	710,904	32,282	743,186
Subtotal residential real estate	954,190	79,324	1,033,514	897,861	88,290	986,151
Consumer and other
Indirect	17,866	0	17,866	18,298	0	18,298
Consumer and other	39,842	973	40,815	35,874	1,095	36,969
Subtotal consumer and other	57,708	973	58,681	54,172	1,095	55,267
Leases	14,190	0	14,190	12,251	0	12,251
Covered loans	0	15,771	15,771	0	19,319	19,319
Total loans and leases	3,016,416	507,963	3,524,379	2,842,362	553,314	3,395,676
Less: unearned income and deferred costs and fees	(2,448)	0	(2,448)	(2,388)	0	(2,388
Total loans and leases, net of unearned income and deferred costs and fees	$3,013,968	$507,963	$3,521,931	$2,839,974	$553,314	$3,393,288

Residential real estate loans, including home equity loans at June 30, 2015 were $1.0 billion, $474 million or 4.8% compared  to December 31, 2014, and comprised 29.3% of total loans and leases. Growth in residential loan balance is impacted by the Company’s decision to retain these loans or sell them in the secondary market due to interest rate considerations. The Company’s Asset/Liability Committee meets regularly and establishes standards for selling and retaining residential real estate mortgage originations.

The Company may sell residential real estate loans in the secondary market based on interest rate considerations. These residential real estate loans are generally sold to Federal Home Loan Mortgage Corporation (“FHLMC”) or State of New York Mortgage Agency (“SONYMA”) without recourse in accordance with standard secondary market loan sale agreements. These residential real estate loans also are subject to customary representations and warranties made by the Company, including representations and warranties related to gross incompetence and fraud. The Company has not had to repurchase any loans as a result of these representations and warranties. While in the past in rare circumstances the Company agreed to sell residential real estate loans with recourse, the Company has not done so in the past several years and the amount of such loans included on the Company’s balance sheet at June 30, 2015 was insignificant. The Company has never had to repurchase a loan sold with recourse.

During the first six months of 2015 and 2014, the Company sold residential mortgage loans totaling $0.7 million and $8.2 million, respectively, and realized gains on these sales of $10,000 and $221,000, respectively. These residential real estate loans were sold without recourse in accordance with standard secondary market loan sale agreements. When residential mortgage loans are sold, the Company typically retains all servicing rights, which provides the Company with a source of fee income. Mortgage servicing rights, at amortized basis, totaled $1.0 million at June 30, 2015 and $1.0 million at December 31, 2014.

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

Commercial and industrial loans and commercial real estate loans totaled $878.8 million and $1.5 billion, and represented 25.0% and 43.3%, respectively of total loans as of June 30, 2015. The commercial real estate portfolio was up 4.4% over year-end 2014, while commercial and industrial loans were up 1.7%. As of June 30, 2015, agriculturally-related loans totaled $138.5 million or 3.9% of total loans and leases, down from $140.7 million or 4.2% of total loans and leases at December 31, 2014. There is generally an increase in agriculturally-related loans at year end related to tax planning and these loans are typically paid down over the first part of the year. Agriculturally-related loans include loans to dairy farms and cash and vegetable crop farms. Agriculturally-related loans are primarily made based on identified cash flows of the borrower with consideration given to underlying collateral, personal guarantees, and government related guarantees. Agriculturally-related loans are generally secured by the assets or property being financed or other business assets such as accounts receivable, livestock, equipment or commodities/crops.

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

The carrying value of acquired loans acquired and accounted for in accordance with ASC Subtopic 310-30, “Receivables Loans and Debt Securities Acquired with Deteriorated Credit Quality,” was $30.5 million at June 30, 2015 as compared to $34.4 million at December 31, 2014. Under ASC Subtopic 310-30, loans may be aggregated and accounted for as pools of loans if the loans being aggregated have common risk characteristics. The Company elected to account for the loans with evidence of credit deterioration individually rather than aggregate them into pools. The difference between the undiscounted cash flows expected at acquisition and the investment in the acquired loans, or the “accretable yield,” is recognized as interest income utilizing the level-yield method over the life of each loan. Contractually required payments for interest and principal that exceed the undiscounted cash flows expected at acquisition, or the “non-accretable difference,” are not recognized as a yield adjustment, as a loss accrual or as a valuation allowance.

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

The carrying value of loans not exhibiting evidence of credit impairment at the time of the acquisition (i.e. loans outside of the scope of ASC 310-30) was $477.5 million at June 30, 2015. At acquisition, these loans were recorded at fair value, including a credit discount. Credit losses on acquired performing loans are estimated based on analysis of the performing portfolio. The purchased performing portfolio also included a general interest rate mark (premium). Both the credit discount and interest rate mark are accreted/amortized as a yield adjustment over the estimated lives of the loans. Interest is accrued daily on the outstanding principal balance of purchased performing loans.

At June 30, 2015, acquired loans included $15.8 million of covered loans. VIST Financial Corp had acquired these loans in an FDIC assisted transaction in the fourth quarter of 2010. In accordance with loss sharing agreements with the FDIC, certain losses and expenses relating to covered loans may be reimbursed by the FDIC at 70% or, if certain levels of reimbursement are reached, 80%. See Note 7 – “FDIC Indemnification Asset Related to Covered Loans” in the Notes to Unaudited Condensed Consolidated Financial Statements included in Part I of this Quarterly Report on Form 10-Q.

The Company has adopted comprehensive lending policies, underwriting standards and loan review procedures. Management reviews these policies and procedures on a regular basis. The Company discussed its lending policies and underwriting guidelines for its various lending portfolios in Note 3 – “Loans and Leases” in the Notes to Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. There have been no significant changes in these policies and guidelines. As such, these policies are reflective of new originations as well as those balances held at June 30, 2015. The Company’s Board of Directors approves the lending policies at least annually. The Company recognizes that exceptions to policy guidelines may occasionally occur and has established procedures for approving exceptions to these policy guidelines. Management has also implemented reporting systems to monitor loan originations, loan quality, concentrations of credit, loan delinquencies and nonperforming loans and potential problem loans.

The Company’s loan and lease customers are located primarily in the New York and Pennsylvania communities served by its four subsidiary banks. Although operating in numerous communities in New York State and Pennsylvania, the Company is still dependent on the general economic conditions of these states and the local economic conditions of the communities within those states in which the Company does business. Other than geographic and general economic risks, management is not aware of any material concentrations of credit risk to any industry or individual borrower.

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

(in thousands)	06/30/2015	12/31/2014	06/30/2014

Allowance for originated loans and leases

Commercial and industrial	$8,224	$9,157	$8,562
Commercial real estate	13,487	12,069	10,389
Residential real estate	5,583	5,030	5,445
Consumer and other	2,134	1,900	2,356
Total	$29,428	$28,156	$26,752

(in thousands)	06/30/2015	12/31/2014	06/30/2014

Allowance for acquired loans

Commercial and industrial	$384	$431	$159
Commercial real estate	167	337	460
Residential real estate	100	51	49
Consumer and other	12	22	97
Total	$663	$841	$765

As of June 30, 2015, the total allowance for loan and lease losses was $30.1 million, which was $1.1 million or 3.8% over year-end 2014. The increase in the allowance compared to year-end was mainly due growth in the originated loan portfolio. Loans internally-classified Special Mention, Substandard and Doubtful were down from prior year as were the level of nonperforming loans and leases. The allowance for loan and lease losses covered 139.36% of nonperforming loans and leases as of June 30, 2015, compared to 128.43% at December 31, 2014, and 103.08% at June 30, 2014.

The Company’s allowance for originated loan and lease losses totaled $29.4 million at June 30, 2015, which represented 0.98% of total originated loans, compared to 0.99% at prior quarter end, and 1.02% at June 30, 2014. Originated loans internally-classified as Special Mention, Substandard and Doubtful totaled $47.3 million at June 30, 2015, which were in down $6.8 million or 12.6% compared to prior quarter, and down $9.4 million or 16.6% compared to June 30, 2014. The decrease is mainly due to paydowns of classified assets and upgrades of risk ratings in our commercial loan portfolio and commercial real estate construction portfolios as a result of improving financial conditions of our commercial customers.

The allowance for acquired loans at June 30, 2015 was $663,000, down $178,000 or 21.2% from year-end 2014 and down $102,000 or 13.3% compared to June 30, 2014. The amount of acquired loans internally-classified as Special Mention, Substandard and Doubtful totaled $23.5 million at June 30, 2015, down from $27.3 million at year-end 2014 and $42.4 million at June 30, 2014. Loan pay downs coupled with charge offs contributed to the decrease from the same quarter prior year and year-end 2014. Nonaccrual acquired loans were $5.0 million as of June 30, 2015 compared to $4.7 million at year-end 2014, and $5.9 million at June 30, 2014.

Activity in the Company’s allowance for loan and lease losses during the first six months of 2015 and 2014 is illustrated in the table below.

Analysis of the Allowance for Originated Loan and Lease Losses

(in thousands)	06/30/2015	06/30/2014
Average originated loans outstanding during period	$2,900,786	$2,559,332
Balance of originated allowance at beginning of year	$28,156	$26,700

ORIGINATED LOANS CHARGED-OFF:
Commercial and industrial	44	254
Commercial real estate	14	613
Residential real estate	312	267
Consumer and other	510	666
Total loans charged-off	$880	$1,800

RECOVERIES OF ORIGINATED LOANS PREVIOUSLY CHARGED-OFF:
Commercial and industrial	235	489
Commercial real estate	477	562
Residential real estate	49	86
Consumer and other	282	260
Total loans recoveries	$1,043	$1,397
Net loans (recovered) charged-off	(163)	403
Additions to originated allowance charged to operations	1,109	455
Balance of originated allowance at end of period	$29,428	$26,752
Allowance for originated loans and leases as a percentage of originated loans and leases	0.98%	1.02%
Annualized net (recoveries) charge-offs on originated loans to average total originated loans and leases during the period	(0.01%)	0.03%

Analysis of the Allowance for Acquired Loan Losses

(in thousands)	06/30/2015	06/30/2014
Average acquired loans outstanding during period	$530,496	$647,618
Balance of acquired allowance at beginning of year	841	1,270

ACQUIRED LOANS CHARGED-OFF:
Commercial and industrial	53	25
Commercial real estate	156	551
Residential real estate	112	277
Consumer and other	0	7
Total loans charged-off	$321	$860

Commercial and industrial	7	0
Commercial real estate	112	0
Residential real estate	2	0
Total loans recovered	$121	$0
Net loans charged-off	200	860
Additions to acquired allowance charged to operations	22	355
Balance of acquired allowance at end of period	$663	$765
Allowance for acquired loans as a percentage of acquired loans outstanding acquired loans and leases	0.12%	0.12%
Annualized net charge-offs on acquired loans as a percentage of average acquired loans and leases outstanding during the period	0.08%	0.25%
Annualized total net charge-offs as a percentage of average loans and leases outstanding during the period	0.00%	0.08%

Analysis of Past Due and Nonperforming Loans

(in thousands)	06/30/2015[1]	12/31/2014[1]	06/30/2014[1]
Loans 90 days past due and accruing
Commercial and industrial	$0	$0	$0
Commercial real estate	0	0	1
Residential real estate	58	106	542
Total loans 90 days past due and accruing	58	106	543
Nonaccrual loans
Commercial and industrial	2,012	2,116	1,758
Commercial real estate	6,872	7,520	10,008
Residential real estate	10,469	9,043	10,490
Consumer and other	243	349	569
Total nonaccrual loans	19,596	19,028	22,825
Troubled debt restructurings not included above	1,939	3,444	3,327
Total nonperforming loans and leases	21,593	22,578	26,695
Other real estate owned	2,570	5,683	6,795
Total nonperforming assets	$24,163	$28,261	$33,490
Allowance as a percentage of nonperforming loans and leases	139.36%	128.43%	103.08%
Total nonperforming loans and leases as percentage of total loans and leases	0.61%	0.67%	0.83%
Total nonperforming assets as percentage of total assets	0.44%	0.54%	0.66%

[1] The June 30, 2015, December 31, 2014, and June 30, 2014 columns in the above table exclude $3.7 million, $3.5 million, and $4.0 million, respectively, of acquired loans that are 90 days past due and accruing interest. These loans were originally recorded at fair value on the acquisition date of August 1, 2012. These loans are considered to be accruing as we can reasonably estimate future cash flows on these acquired loans and we expect to fully collect the carrying value of these loans. Therefore, we are accreting the difference between the carrying value of these loans and their expected cash flows into interest income.

Net loan and lease charge-offs totaled $316,000 for the three months ended June 30, 2015, compared to $564,000 for the same period in 2014. Annualized net charge offs for the six month period ended June 30, 2015 as a percentage of average total loans and leases was 0.04% compared to 0.07% for the six months ended June 30, 2014, compared to the most recent peer percentage is 0.09%.

The provision for loan and lease losses was $922,000 and $1.1 million for the three and six months ended June 30, 2015, compared to $67,000 and $810,000 for the same periods in 2014. The increase in provision for loan and lease losses in 2015 compared to 2014 was mainly a result of growth in total loans, which was partially offset by generally favorable asset quality trends, including reductions in classified loans and nonperforming loans, and lower net charge-offs.

Nonperforming assets include nonaccrual loans, troubled debt restructurings (“TDR”), and foreclosed real estate/other real estate owned. Nonperforming assets represented 0.44% of total assets at June 30, 2015, compared to 0.54% at December 31, 2014, and 0.66% at June 30, 2014. The Company’s ratio of nonperforming assets to total assets continues to compare favorably to our peer group’s most recent ratio of 0.88% at March 31, 2015.

Total nonperforming loans and leases were down $985,000 or 4.4% from year end 2014, and down $5.1 million or 19.1% from June 30, 2014. A breakdown of nonperforming loans by portfolio segment is shown above. The decrease in nonperforming commercial real estate loans since June 30, 2014 is mainly due to significant payments received on two large commercial relationships in 2014. The decrease in the line captioned, ‘Troubled debt restructurings not included above’, from year-end 2014 was a result of several loans performing in accordance with their modified terms for an extended period and therefore no longer required to be reported on this line item. Total nonperforming assets were down $4.1 million compared to December 31, 2014. The decrease is mainly due to the sale of one property that was acquired through foreclosure in the second quarter of 2014.

Loans are considered modified in a TDR when, due to a borrower’s financial difficulties, the Company makes a concession(s) to the borrower that it would not otherwise consider and the borrower could not obtain elsewhere. These modifications may include, among others, an extension of the term of the loan, and granting a period when interest-only payments can be made, with the principal payments made over the remaining term of the loan or at maturity. TDRs are included in the above table within the following categories: “loans 90 days past due and accruing”, “nonaccrual loans”, or “troubled debt restructurings not included above”. Loans in the latter category include loans that meet the definition of a TDR but are performing in accordance with the modified terms and therefore classified as accruing loans. At June 30, 2015 the Company had $6.1 million in TDRs, and of that total $4.2 million were reported as nonaccrual and $1.9 million were considered performing and included in the table above.

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

The Company’s recorded investment in loans and leases that are considered impaired totaled $16.7 million at June 30, 2015, compared to $12.6 million at December 31, 2014 and $17.5 million at June 30, 2014. A loan is impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impaired loans consist of our non-homogenous nonaccrual loans, and all TDRs. Specific reserves on individually identified impaired loans that are not collateral dependent are measured based on the present value of expected future cash flows discounted at the original effective interest rate of each loan. For loans that are collateral dependent, impairment is measured based on the fair value of the collateral less estimated selling costs, and such impaired amounts are generally charged off.

The year-to-date average recorded investment in impaired loans and leases was $20.7 million at June 30, 2015, compared to $19.2 million at June 30, 2014. At June 30, 2015 there was a specific reserve of $1.1 million on impaired loans compared to $1.2 million of specific reserves at December 31, 2014. The specific reserve of $1.1 million reported at June 30, 2015 includes a specific reserve of $735,000 for one commercial real estate loan in the originated portfolio and specific reserves of $387,000 on 5 loans within the acquired portfolio. The majority of impaired loans are collateral dependent impaired loans that have limited exposure or require limited specific reserve because of the amount of collateral support with respect to these loans and previous charge-offs. Interest payments on impaired loans are typically applied to principal unless collectability of the principal amount is reasonably assured. In these cases, interest is recognized on a cash basis.

The ratio of the allowance to nonperforming loans (loans past due 90 days and accruing, nonaccrual loans and restructured troubled debt) was 139.36% at June 30, 2015, improved from 128.43% in December 31, 2014, and 103.08% at June 30, 2014. The improvement in the ratio reflects the decrease in nonperforming loans over the year as well as an increase in the total allowance. The Company’s nonperforming loans are mostly made up of collateral dependent impaired loans with limited exposure or requiring limited specific reserve due to the level of collateral available with respect to these loans and/or previous charge-offs. The Company’s peer group ratio as provided by the Federal Reserve Bank was 162.44% as of March 31, 2015.

Management reviews the loan portfolio continuously for evidence of potential problem loans and leases. Potential problem loans and leases are loans and leases that are currently performing in accordance with contractual terms, but where known information about possible credit problems of the related borrowers causes management to have doubt as to the ability of such borrowers to comply with the present loan payment terms and may result in such loans and leases becoming nonperforming at some time in the future. Management considers loans and leases classified as Substandard, which continue to accrue interest, to be potential problem loans and leases. The Company, through its internal loan review function, identified 32 commercial relationships from the originated portfolio and 22 commercial relationships from the acquired portfolio totaling $15.7 million and $11.4 million, respectively at June 30, 2015 that were potential problem loans. At December 31, 2014, the Company had identified 34 relationships totaling $14.8 million in the originated portfolio and 21 relationships totaling $8.8 million in the acquired portfolio that were potential problem loans. Of the 32 commercial relationships in the originated portfolio at June 30, 2015, that were Substandard, there were 5 relationships that equaled or exceeded $1.0 million, which in aggregate totaled $9.2 million, the largest of which was $3.5 million. Of the 22 commercial relationships from the acquired loan portfolio at June 30, 2015, that were Substandard, there were 3 relationships that equaled or exceeded $1.0 million, which in aggregate totaled $5.4 million, the largest of which is $2.0 million. The Company continues to monitor these potential problem relationships; however, management cannot predict the extent to which continued weak economic conditions or other factors may further impact borrowers. These loans remain in a performing status due to a variety of factors, including payment history, the value of collateral supporting the credits, and personal or government guarantees. These factors, when considered in the aggregate, give management reason to believe that the current risk exposure on these loans does not warrant accounting for these loans as nonperforming. However, these loans do exhibit certain risk factors, which have the potential to cause them to become nonperforming. Accordingly, management’s attention is focused on these credits, which are reviewed on at least a quarterly basis.

Capital

Total equity was $505.4 million at June 30, 2015, an increase of $15.8 million or 3.2% from December 31, 2014. The increase reflects growth in retained earnings and additional paid-in capital.

Additional paid-in capital increased by $2.7 million, from $348.9 million at December 31, 2014, to $351.5 million at June 30, 2015. The increase is primarily attributable to the following: $1.6 million related to shares issued under the employee stock ownership plan, $1.6 million related to shares issued for the exercise of stock options, and $953,000 related to stock-based compensation. Retained earnings increased by $16.8 million from $165.2 million at December 31, 2014, to $182.0 million at June 30, 2015, reflecting net income of $30.1 million less dividends paid of $12.6 million. Retained earnings were also impacted by the adoption of accounting guidance related to accounting for investments in qualified affordable housing projects in the first quarter of 2015. The adoption resulted in a $725,000 reduction of retained earnings. Accumulated other comprehensive loss increased from a net loss of $24.0 million at December 31, 2014 to a net loss of $27.6 million at June 30, 2015, reflecting a $2.2 million decrease in unrealized gains on available-for-sale securities due to an increase in market rates, and a $1.4 million increase related to postretirement benefit plans. During the second quarter of 2015, the Company recorded a one-time; $3.2 million loss to accumulated other comprehensive income due to the curtailment of its defined benefit pension plan in accordance with FASB ASC 715. Under regulatory requirements, amounts reported as accumulated other comprehensive income/loss related to net unrealized gain or loss on available-for-sale securities and the funded status of the Company’s defined benefit post-retirement benefit plans do not increase or reduce regulatory capital and are not included in the calculation of risk-based capital and leverage ratios.

Cash dividends paid in the first six months of 2015 totaled approximately $12.6 million, representing 41.7% of year to date 2015 earnings. Cash dividends of $0.84 per common share paid in the first six months of 2015 were up 5.0% over cash dividends of $0.80 per common share paid in the first six months of 2014.

On July 24, 2014, the Company’s Board of Directors authorized, at the discretion of senior management, the repurchase of up to 400,000 shares of the Company’s outstanding common stock. Purchases may be made on the open market or in privately negotiated transactions over the 24 months following adoption of the repurchase program. The Company did not repurchase any shares during the first quarter and repurchased 27,892 shares in the second quarter of 2015 at an average price of $51.66. As of June 30, 2015 the Company has repurchased an aggregate of 129,358 shares under the plan at an average price of $46.75.

The Company and its banking subsidiaries are subject to various regulatory capital requirements administered by Federal banking agencies. In July 2013, the FRB approved and published the final Basel III Capital Rules establishing a new comprehensive capital framework for U.S. banking organizations. The rules implement the Basel Committee’s December 2010 framework known as “Basel III” for strengthening international capital standards as well as certain provisions of the Dodd-Frank Act. The Basel III Capital Rules substantially revise the risk-based capital requirements applicable to bank holding companies and depository institutions, including Tompkins Financial, compared to the current U.S. risk-based capital rules. The Basel III Capital Rules define the components of capital, and address risk weights and other issues affecting the denominator in banking institutions’ regulatory capital ratios. It also replaces the existing risk-weighting approach, with a more risk-sensitive approach based, in part, on the standardized approach in the Basel Committee’s 2004 “Basel II” capital accords and implements the requirements of Section 939A of the Dodd-Frank Act to remove references to credit ratings utilized in the federal banking agencies’ rules. The Basel III Capital Rules were effective for Tompkins on January 1, 2015 (subject to a phase-in period).

As required under Dodd-Frank, a new capital ratio, “common equity tier 1 capital ratio” (CET1) was established. This ratio allows only common equity to qualify as tier 1 capital. The new CET1 ratio also will include most elements of accumulated other comprehensive income, including unrealized securities gains and losses, as part of both total regulatory capital (numerator) and total assets (denominator). Community banks however were given the opportunity to make a one-time irrevocable election to include or not to include certain elements of other comprehensive income, most notably unrealized securities gains or losses. Tompkins elected to not include the certain items of other comprehensive income in its capital calculation.

In addition to setting higher minimum capital ratios, the new rules, introduce a capital conservation buffer, which must be added to each of the minimum capital ratios and is designed to absorb losses during periods of economic stress. The capital conservation buffer will be phased-in over five years beginning on January 1, 2016 and will be set at 2.5% when fully phased-in. If a banking organization fails to hold capital above minimum capital ratios, including the capital conservation buffer, it will be subject to certain restrictions on capital distributions and discretionary bonus payments.

The final rules eliminated the proposed phase-out over 10 years of Trust Preferred Services, or “TRUPs” as tier 1 capital for banks, such as Tompkins Financial, that have less than $15 billion in total assets. Under the final rule, grandfathered TRUPs, such as Tompkins Financial’s outstanding TRUPs, would continue to qualify as tier 1 capital until they mature or are redeemed, up to a limit of 25% of tier 1 capital (for grandfathered TRUPs and other grandfathered tier 1 capital components).

The following table provides a summary of the Company’s capital ratios as of June 30, 2015.

REGULATORY CAPITAL ANALYSIS
June 30, 2015	Actual		Well Capitalized Requirement
(dollar amounts in thousands)	Amount	Ratio	Amount	Ratio
Total Capital (to risk weighted assets)	$503,602	13.46%	$374,020	10.00%
Tier 1 Capital (to risk weighted assets)	$471,580	12.61%	$299,216	8.00%
Tier 1 Common Equity (to risk weighted assets)	$434,157	11.61%	$243,113	6.50%
Tier 1 Capital (to average assets)	$471,580	8.92%	$264,342	5.00%

As illustrated above, the Company’s capital ratios on June 30, 2015 remained above the minimum requirements for well capitalized institutions. Total capital as a percent of risk weighted assets decreased from 13.6% as of December 31, 2014 to 13.5% at June 30, 2015. Tier 1 capital as a percent of risk weighted assets decreased from 12.8% at the end of 2014 to 12.6% as of June 30, 2015. Tier 1 capital as a percent of average assets was 8.9% at June 30, 2015 up from 8.7% at year end December 31, 2014. Common equity tier 1 capital was 11.6% at the end of the second quarter of 2015, up from 11.5% at the end of the first quarter. All ratios were negatively impacted by the new Basel III requirements the Company was subject to in the reporting period.

As of June 30, 2015, the capital ratios for the Company’s subsidiary banks also exceeded the minimum levels required to be considered well capitalized.

Deposits and Other Liabilities

Total deposits of $4.2 billion at June 30, 2015 were flat compared to December 31, 2014 as a $66.8 million increase in money market savings and interest bearing checking deposits were offset by a $40.1 million decline in noninterest bearing deposits. The improvement in money market savings and interest checking deposits can be attributed primarily to municipal customers and reflects an inflow of tax receipts. The decrease in noninterest bearing balances was partially due to the seasonality experienced by the Company’s agricultural related businesses, as deposit balances generally accumulate at year end and are subsequently put to use during the first half of the year.

The most significant source of funding for the Company is core deposits. The Company defines core deposits as total deposits less time deposits of $250,000 or more, brokered deposits and municipal money market deposits. Core deposits of $3.4 billion were relatively flat at June 30, 2015 compared to year-end 2014. Core deposits represented 80.7% of total deposits at June 30, 2015, compared to 81.1% of total deposits at December 31, 2014.

Municipal money market savings and interest checking accounts of $706.8 million at June 30, 2015 increased $48.6 million or 7.4% from $658.2 million at year-end 2014. In general, there is a seasonal pattern to municipal deposits starting with a low point during July and August. Account balances tend to increase throughout the fall and into the winter months from tax deposits and the Company receive an additional inflow at the end of March from the electronic deposit of state funds.

The Company uses both retail and wholesale repurchase agreements. Retail repurchase agreements are arrangements with local customers of the Company, in which the Company agrees to sell securities to the customer with an agreement to repurchase those securities at a specified later date. Retail repurchase agreements totaled $45.3 million at June 30, 2015, and $60.7 million at December 31, 2014. Management generally views local repurchase agreements as an alternative to large time deposits. The Company’s wholesale repurchase agreements totaled $85.7 million at June 30, 2015 and included $55.0 million with the FHLB and $30.7 million with a large financial institution. Wholesale repurchase agreements totaled $86.3 million at December 31, 2014.

The Company’s other borrowings totaled $493.3 million at June 30, 2015, up $136.8 million or 38.4% from $356.5 million at December 31, 2014. Borrowings at June 30, 2015 included $249.0 million in FHLB overnight advances, $230.8 million of FHLB term advances, and a $13.5 million advance from a bank. Borrowings at year-end 2014 included $232.1 million in overnight advances from FHLB, $111.0 million of FHLB term advances, and a $13.5 million advance from a bank. The increase in term borrowings reflects growth in earning assets as deposit balances remained flat during the period. Of the $230.8 million in FHLB term advance at June 30, 2015, $160.1 million is due over one year. In 2007, the Company elected the fair value option under FASB ASC Topic 825 for a $10.0 million advance with the FHLB. The fair value of this advance decreased by $145,000 (net mark-to-market gain of $145,000) over the six months ended June 30, 2015.

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

Core deposits, discussed above under “Deposits and Other Liabilities”, are a primary and low cost funding source obtained primarily through the Company’s branch network. In addition to core deposits, the Company uses non-core funding sources to support asset growth. These non-core funding sources include time deposits of $250,000 or more, brokered time deposits, national deposit listing services, municipal money market deposits, bank borrowings, securities sold under agreements to repurchase and overnight and term advances from the FHLB. Rates and terms are the primary determinants of the mix of these funding sources. Non-core funding sources of $1.4 billion at June 30, 2015 increased $144.0 million or 11.1% as compared to year end 2014. Non-core funding sources, as a percentage of total liabilities, were 29.1% at June 30, 2015, compared to 27.0% at December 31, 2014. The increase in non-core funding sources reflects an increase in mainly in term borrowings from the FHLB.

Non-core funding sources may require securities to be pledged against the underlying liability. Securities carried at $1.2 billion and $1.1 billion at June 30, 2015 and December 31, 2014, respectively, were either pledged or sold under agreements to repurchase. Pledged securities represented 75.3% of total securities at June 30, 2015, compared to 72.3% of total securities at December 31, 2014.

Cash and cash equivalents totaled $60.1 million as of June 30, 2015 which increased from $56.1 million at December 31, 2014. Short-term investments, consisting of securities due in one year or less, decreased from $79.8 million at December 31, 2014, to $73.3 million on June 30, 2015. The Company also had $8.2 million of securities designated as trading securities at June 30, 2015.

Cash flow from the loan and investment portfolios provides a significant source of liquidity. These assets may have stated maturities in excess of one year, but have monthly principal reductions. Total mortgage-backed securities, at fair value, were $762.8 million at June 30, 2015 compared with $769.3 million at December 31, 2014. Outstanding principal balances of residential mortgage loans, consumer loans, and leases totaled approximately $1.1 billion at June 30, 2015 as compared to $1.1 billion at December 31, 2014. Aggregate amortization from monthly payments on these assets provides significant additional cash flow to the Company.

Liquidity is enhanced by ready access to national and regional wholesale funding sources including Federal funds purchased, repurchase agreements, brokered certificates of deposit, and FHLB advances. Through its subsidiary banks, the Company has borrowing relationships with the FHLB and correspondent banks, which provide secured and unsecured borrowing capacity. At June 30, 2015, the unused borrowing capacity on established lines with the FHLB was $1.2 billion. As members of the FHLB, the Company’s subsidiary banks can use certain unencumbered mortgage-related assets and securities to secure additional borrowings from the FHLB. At June 30, 2015, total unencumbered residential mortgage loans and securities of the Company were $491.2 million. Additional assets may also qualify as collateral for FHLB advances upon approval of the FHLB.

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

The Company’s Board of Directors has set a policy that interest rate risk exposure will remain within a range whereby net interest income will not decline by more than 10% in one year as a result of a 100 basis point parallel change in rates. Based upon the simulation analysis performed as of May 31, 2015 a 200 basis point parallel upward change in interest rates over a one-year time frame would result in a one-year decrease in net interest income from the base case of approximately 1.6%, while a 100 basis point parallel decline in interest rates over a one-year period would result in an decrease in one-year net interest income from the base case of 1.3%. The simulation assumes no balance sheet growth and no management action to address balance sheet mismatches.

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

In addition to the simulation analysis, management uses an interest rate gap measure. The table below is a Condensed Static Gap Report, which illustrates the anticipated repricing intervals of assets and liabilities as of June 30, 2015. The Company’s one-year net interest rate gap was a negative $368.7 million or 6.78% of total assets at June 30, 2015, compared with a negative $225.8 million or 4.28% of total assets at December 31, 2014. A negative gap position exists when the amount of interest-bearing liabilities maturing or repricing exceeds the amount of interest-earning assets maturing or repricing within a particular time period. This analysis suggests that the Company’s net interest income is moderately more vulnerable to an increasing rate environment than it is to a prolonged declining interest rate environment. An interest rate gap measure could be significantly affected by external factors such as a rise or decline in interest rates, loan or securities prepayments, and deposit withdrawals.

Condensed Static Gap – June 30, 2015		Repricing Interval

(in thousands)	Total	0-3 months	3-6 months	6-12 months	Cumulative 12 months

Interest-earning assets[1]	$5,086,290	$1,009,984	$219,555	$483,779	$1,713,318
Interest-bearing liabilities	3,882,665	1,653,991	157,777	270,212	2,081,980
Net gap position		(644,007)	61,778	213,567	(368,662)
Net gap position as a percentage of total assets		(11.85%)	1.14%	3.93%	(6.78%)

[1] Balances of available securities are shown at amortized cost

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2015. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this Report on Form 10-Q, the Company’s disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2015, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

Due to the nature of the Company’s business, the Company is party to a certain amount of litigation arising out of the ordinary course of the Company’s business. In the opinion of management, there are no pending claims which, if determined adversely, would have a material effect on the Company’s results of operations or financial condition.

Item 1A.	Risk Factors

There have been no material changes in the risk factors previously disclosed under Item 1A. of the Company’s Annual Report on Form 10-K, as amended, for the fiscal year ended December 31, 2014.

Item 2.	Unregistered Sales of Equity Securities and the Use of Proceeds

Issuer Purchases of Equity Securities
	Total Number of Shares Purchased (a)	Average Price Paid Per Share (b)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (c)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (d)

April 1, 2015 through April 30, 2015	3,180	$53.95	0	298,534

May 1, 2015 through May 31, 2015	13,310	51.49	8,685	289,849

June 1, 2015 through June 30, 2015	19,207	51.74	19,207	270,642

Total	35,697	$51.85	27,892	270,642

Included in the table above are 1,752 shares purchased in April 2015, at an average cost of $54.26, and 617 shares purchased in May 2015, at an average cost of $51.05 by the trustee of the rabbi trust established by the Company under the Company’s Stock Retainer Plan For Eligible Directors of Tompkins Financial Corporation and Participating Subsidiaries and were part of the director deferred compensation under that plan. In addition, (i) 1,428 shares tendered by employees, with an average value of $53.57, in April 2015, in order to cover option exercise prices, and (ii) 4,008 shares, with an average value of $51.57, which were withheld in May 2015 from vested restricted stock grants in order to fund the employee’s tax liabilities in connection therewith.

On July 24, 2014, the Company’s Board of Directors authorized a new stock repurchase plan for the Company to repurchase up to 400,000 shares of the Company’s common stock. Purchases may be made over the 24 months following adoption of the plan. The repurchase program may be suspended, modified or terminated at any time for any reason. As of the date of this report, the Company has repurchased 129,358 shares under this program, at an average price of $46.75.

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

Date: August 10, 2015

TOMPKINS FINANCIAL CORPORATION

By:	/S/ Stephen S. Romaine
Stephen S. Romaine
President and Chief Executive Officer
(Principal Executive Officer)

By:	/S/ Francis M. Fetsko
Francis M. Fetsko
Executive Vice President, Chief Financial Officer, and Chief Operating Officer
(Principal Financial Officer)
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certification of Principal Executive Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Principal Executive Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, 18 U.S.C. Section 1350.

32.2	Certification of Principal Financial Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, 18 U.S.C. Section 1350.

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Condition as of June 30, 2015 and December 31, 2014; (ii) Condensed Consolidated Statements of Income for the three and six months ended June 30, 2015 and 2014; (iii) Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2015 and 2014; (iv) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2015 and 2014; (v) Condensed Consolidated Statements of Changes in Shareholders’ Equity for the six months ended June 30, 2015 and 2014; and (vi) Notes to Unaudited Condensed Consolidated Financial Statements.

