Form 10-Q
period 2015-09-30
TOMPKINS FINANCIAL CORP
filed 2015-11-09
CIK 1005817

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

Large Accelerated Filer ☐	Accelerated Filer ☒
Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)   Yes  ☐   No  ☒.

Indicate the number of shares of the Registrant’s Common Stock outstanding as of the latest practicable date:

Class	Outstanding as of October 30, 2015
Common Stock, $0.10 par value	14,901,276 shares

TOMPKINS FINANCIAL CORPORATION

FORM 10-Q

TOMPKINS FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CONDITION

(In thousands, except share and per share data) (Unaudited)	As of	As of
ASSETS	09/30/2015	12/31/2014

Cash and noninterest bearing balances due from banks	$105,074	$53,921
Interest bearing balances due from banks	2,019	2,149
Cash and Cash Equivalents	107,093	56,070

Trading securities, at fair value	7,749	8,992
Available-for-sale securities, at fair value (amortized cost of $1,378,138 at September 30, 2015 and $1,397,458 at December 31, 2014)	1,388,283	1,402,236
Held-to-maturity securities, at amortized cost (fair value of $149,112 at September 30, 2015 and $89,036 at December 31, 2014)	146,300	88,168
Originated loans and leases, net of unearned income and deferred costs and fees	3,149,386	2,839,974
Acquired loans and leases, covered	15,576	19,319
Acquired loans and leases, non-covered	469,351	533,995
Less: Allowance for loan and lease losses	30,965	28,997
Net Loans and Leases	3,603,348	3,364,291

FDIC indemnification asset	334	1,903
Federal Home Loan Bank stock	23,562	21,259
Bank premises and equipment, net	60,060	59,800
Corporate owned life insurance	75,368	73,725
Goodwill	92,243	92,243
Other intangible assets, net	13,028	14,649
Accrued interest and other assets	77,350	86,225
Total Assets	$5,594,718	$5,269,561

LIABILITIES
Deposits:
Interest bearing:
Checking, savings and money market	2,447,841	2,247,708
Time	877,422	898,081
Noninterest bearing	1,111,810	1,023,365
Total Deposits	4,437,073	4,169,154
Federal funds purchased and securities sold under agreements to repurchase	134,941	147,037
Other borrowings, including certain amounts at fair value of $10,736 at September 30, 2015 and $10,961 at December 31, 2014	398,946	356,541
Trust preferred debentures	37,466	37,337
Other liabilities	68,333	69,909
Total Liabilities	$5,076,759	$4,779,978

EQUITY
Tompkins Financial Corporation shareholders' equity:

Common Stock - par value $.10 per share: Authorized 25,000,000 shares; Issued: 14,941,486 at September 30, 2015; and 14,931,354 at December 31, 2014	1,494	1,493
Additional paid-in capital	350,397	348,889
Retained earnings	190,175	165,160
Accumulated other comprehensive loss	(22,028)	(24,011)
Treasury stock, at cost - 113,787 shares at September 30, 2015, and 111,436 shares at December 31, 2014	(3,629)	(3,400)

Total Tompkins Financial Corporation Shareholders’ Equity	516,409	488,131
Noncontrolling interests	1,550	1,452
Total Equity	$517,959	$489,583
Total Liabilities and Equity	$5,594,718	$5,269,561

See notes to consolidated financial statements

TOMPKINS FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Nine Months Ended
(In thousands, except per share data) (Unaudited)	09/30/2015	09/30/2014	09/30/2015	09/30/2014
INTEREST AND DIVIDEND INCOME
Loans	$39,235	$38,298	$114,670	$112,601
Due from banks	1	0	3	2
Trading securities	86	102	270	321
Available-for-sale securities	7,031	7,718	22,219	23,637
Held-to-maturity securities	915	288	2,185	626
Federal Home Loan Bank stock and Federal Reserve Bank stock	262	212	834	616
Total Interest and Dividend Income	47,530	46,618	140,181	137,803
INTEREST EXPENSE
Time certificates of deposits of $250,000 or more	369	387	1,058	1,022
Other deposits	2,284	2,439	6,837	7,324
Federal funds purchased and securities sold under agreements to repurchase	685	683	2,020	2,263
Trust preferred debentures	583	573	1,726	1,714
Other borrowings	1,223	961	3,596	3,362
Total Interest Expense	5,144	5,043	15,237	15,685
Net Interest Income	42,386	41,575	124,944	122,118
Less: Provision for loan and lease losses	281	(59)	1,412	751
Net Interest Income After Provision for Loan and Lease Losses	42,105	41,634	123,532	121,367
NONINTEREST INCOME
Insurance commissions and fees	7,564	7,520	22,341	21,823
Investment services income	3,674	3,636	11,518	11,549
Service charges on deposit accounts	2,410	2,506	6,812	7,010
Card services income	2,001	1,936	5,844	5,968
Mark-to-market loss on trading securities	(69)	(87)	(206)	(181)
Mark-to-market gain on liabilities held at fair value	81	132	226	260
Other income	1,669	1,892	6,390	6,129
Gain on sale of available-for-sale securities	92	20	1,105	151
Total Noninterest Income	17,422	17,555	54,030	52,709
NONINTEREST EXPENSES
Salaries and wages	18,357	17,553	54,319	51,859
Pension and other employee benefits	5,368	4,941	10,843	15,964
Net occupancy expense of premises	2,891	2,969	9,303	9,296
Furniture and fixture expense	1,532	1,451	4,465	4,247
FDIC insurance	729	682	2,218	2,228
Amortization of intangible assets	496	518	1,503	1,570
Other operating expense	8,509	10,423	27,841	30,511
Total Noninterest Expenses	37,882	38,537	110,492	115,675
Income Before Income Tax Expense	21,645	20,652	67,070	58,401
Income Tax Expense	7,115	6,897	22,405	18,951
Net Income attributable to Noncontrolling Interests and Tompkins Financial Corporation	14,530	13,755	44,665	39,450
Less: Net income attributable to noncontrolling interests	33	33	98	98
Net Income Attributable to Tompkins Financial Corporation	$14,497	$13,722	$44,567	$39,352
Basic Earnings Per Share	$0.97	$0.92	$2.98	$2.65
Diluted Earnings Per Share	$0.96	$0.92	$2.96	$2.64

See notes to consolidated financial statements

Consolidated Statements of Comprehensive Income

	Three Months Ended
(In thousands) (Unaudited)	09/30/2015	09/30/2014
Net income attributable to noncontrolling interests and Tompkins Financial Corporation	$14,530	$13,755
Other comprehensive income, net of tax:

Available-for-sale securities:
Change in net unrealized gain (loss) during the period	5,515	(4,123)
Reclassification adjustment for net realized gain on sale of available-for-sale securities included in net income	(55)	(12)

Employee benefit plans:
Amortization of net retirement plan actuarial gain	122	159
Amortization of net retirement plan prior service cost	11	1

Other comprehensive income (loss)	5,593	(3,975)

Subtotal comprehensive income attributable to noncontrolling interests and Tompkins Financial Corporation	20,123	9,780
Less: Net income attributable to noncontrolling interests	(33)	(33)
Total comprehensive income attributable to Tompkins Financial Corporation	$20,090	$9,747

See notes to unaudited condensed consolidated financial statements.

Consolidated Statements of Comprehensive Income

	Nine Months Ended
(In thousands) (Unaudited)	09/30/2015	09/30/2014
Net income attributable to noncontrolling interests and Tompkins Financial Corporation	$44,665	$39,450
Other comprehensive income, net of tax:

Available-for-sale securities:
Change in net unrealized gain during the period	3,883	7,918
Reclassification adjustment for net realized gain on sale of available-for-sale securities included in net income	(663)	(90)

Employee benefit plans:
Recognized actuarial gain due to curtailment	(3,196)	0
Net retirement plan loss	1,170	0
Amortization of net retirement plan actuarial gain	999	479
Amortization of net retirement plan prior service cost	(210)	2

Other comprehensive income	1,983	8,309

Subtotal comprehensive income attributable to noncontrolling interests and Tompkins Financial Corporation	46,648	47,759
Less: Net income attributable to noncontrolling interests	(98)	(98)
Total comprehensive income attributable to Tompkins Financial Corporation	$46,550	$47,661

See notes to unaudited condensed consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands) (Unaudited)	09/30/2015	09/30/2014
OPERATING ACTIVITIES
Net income attributable to Tompkins Financial Corporation	$44,567	$39,352
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	1,412	751
Depreciation and amortization of premises, equipment, and software	4,834	4,203
Amortization of intangible assets	1,503	1,570
Earnings from corporate owned life insurance	(1,643)	(1,431)
Net amortization on securities	9,011	7,824
Amortization/accretion related to purchase accounting	(4,348)	(6,147)
Mark-to-market loss on trading securities	206	181
Mark-to-market gain on liabilities held at fair value	(226)	(260)
Net gain on securities transactions	(1,105)	(151)
Net gain on sale of loans originated for sale	(21)	(345)
Proceeds from sale of loans originated for sale	1,402	19,007
Loans originated for sale	(1,784)	(18,357)
Gain on conversion of deposits	0	(140)
Net loss on sale of bank premises and equipment	24	2
Gain on pension curtailment	(6,003)	0
Stock-based compensation expense	1,410	1,081
(Increase) decrease in accrued interest receivable	(920)	92
Increase (decrease) in accrued interest payable	84	(294)
Proceeds from maturities and payments of trading securities	1,026	1,323
Other, net	11,242	9,494
Net Cash Provided by Operating Activities	60,671	57,755
INVESTING ACTIVITIES
Proceeds from maturities, calls and principal paydowns of available-for-sale securities	181,015	157,157
Proceeds from sales of available-for-sale securities	115,800	48,005
Proceeds from maturities, calls and principal paydowns of held-to-maturity securities	10,567	10,325
Purchases of available-for-sale securities	(285,625)	(219,695)
Purchases of held-to-maturity securities	(68,939)	(38,981)
Net increase in loans	(237,574)	(60,416)
Net (increase) decrease in Federal Home Loan Bank stock	(2,303)	10,203
Proceeds from sale of bank premises and equipment	73	172
Purchases of bank premises and equipment	(4,621)	(7,445)
Purchase of corporate owned life insurance	0	(2,500)
Net cash used in acquisition	0	(415)
Other, net	514	386
Net Cash Used in Investing Activities	(291,093)	(103,204)
FINANCING ACTIVITIES
Net increase in demand, money market, and savings deposits	288,578	200,550
Net (decrease) increase in time deposits	(19,559)	66,568
Net decrease in Federal funds purchases and securities sold under agreements to repurchase	(11,247)	(38,507)
Increase in other borrowings	285,960	149,845
Repayment of other borrowings	(243,330)	(314,606)
Cash dividends	(18,827)	(17,781)
Common stock issued	50	50
Repurchase of common stock	(3,279)	(2,932)
Shares issued for dividend reinvestment plan	0	2,186
Shares issued for employee stock ownership plan	1,595	1,528
Net shares issued related to restricted stock awards	(195)	64
Net proceeds from exercise of stock options	1,469	633
Tax benefit from stock option exercises	230	84
Net Cash Provided by Financing Activities	281,445	47,682
Net Increase in Cash and Cash Equivalents	51,023	2,233
Cash and cash equivalents at beginning of period	56,070	82,884
Total Cash & Cash Equivalents at End of Period	107,093	85,117

See notes to unaudited condensed consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands) (Unaudited)	09/30/2015	09/30/2014
Supplemental Information:
Cash paid during the year for - Interest	$16,253	$18,033
Cash paid during the year for - Taxes	15,102	3,258
Transfer of loans to other real estate owned	1,046	4,697

See notes to unaudited condensed consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

(In thousands except share and per share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Non- controlling Interests	Total
Balances at January 1, 2014	$1,479	$346,096	$137,102	$(25,119)	$(3,071)	$1,452	$457,939
Net income attributable to noncontrolling interests and Tompkins Financial Corporation			39,352			98	39,450
Other comprehensive income				8,309			8,309
Total Comprehensive Income							47,759
Cash dividends ($1.20 per share)			(17,781)				(17,781)
Net exercise of stock options and related tax benefit (36,885 shares)	4	713					717
Stock-based compensation expense		1,081					1,081
Common stock repurchased and returned to unissued status (65,059 shares)	(7)	(2,925)					(2,932)
Shares issued for dividend reinvestment plan (46,081 shares)	4	2,182					2,186
Shares issued for employee stock ownership plan (31,192 shares)	3	1,525					1,528
Directors deferred compensation plan (3,339 shares)		206			(206)		0
Common stock issued for purchase acquisition (1,080 shares)		50					50
Restricted stock activity ((5,184) shares)		64					64
Balances at September 30, 2014	$1,483	$348,992	$158,673	$(16,810)	$(3,277)	$1,550	$490,611

Balances at January 1, 2015	$1,493	$348,889	$165,160	$(24,011)	$(3,400)	$1,452	$489,583
Net income attributable to noncontrolling interests and Tompkins Financial Corporation			44,567			98	44,665
Other comprehensive income				1,983			1,983
Total Comprehensive Income							46,648
Cash dividends ($1.26 per share)			(18,827)				(18,827)
Net exercise of stock options and related tax benefit (59,973 shares)	6	1,693					1,699
Common stock repurchased and returned to unissued status (63,181 shares)	(6)	(3,273)					(3,279)
Stock-based compensation expense		1,410					1,410
Shares issued for employee stock ownership plan (29,575 shares)	3	1,592					1,595
Directors deferred compensation plan (2,351 shares)		229			(229)		0
Restricted stock activity ((17,195) shares)	(2)	(193)					(195)
Common stock issued for purchase acquisition (960 shares)		50					50
Adoption of ASU 2014-01 Investments
Accounting for Investments in Qualified
Affordable Housing Projects			(725)				(725)
Balances at September 30, 2015	$1,494	$350,397	$190,175	$(22,028)	$(3,629)	$1,550	$517,959

See notes to unaudited condensed consolidated financial statements

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Business

Tompkins Financial Corporation (“Tompkins” or the “Company”) is headquartered in Ithaca, New York and is registered as a Financial Holding Company with the Federal Reserve Board under the Bank Holding Company Act of 1956, as amended. The Company is a locally oriented, community-based financial services organization that offers a full array of products and services, including commercial and consumer banking, leasing, trust and investment management, financial planning and wealth management, and insurance services. At September 30, 2015, the Company’s subsidiaries included: four wholly-owned banking subsidiaries, Tompkins Trust Company (the “Trust Company”), The Bank of Castile (DBA Tompkins Bank of Castile), Mahopac Bank (formerly known as Mahopac National Bank, DBA Tompkins Mahopac Bank), VIST Bank (DBA Tompkins VIST Bank); and a wholly-owned insurance agency subsidiary, Tompkins Insurance Agencies, Inc. (“Tompkins Insurance”). The trust division of the Trust Company provides a full array of investment services, including investment management, trust and estate, financial and tax planning as well as life, disability and long-term care insurance services. The Company’s principal offices are located at The Commons, Ithaca, New York, 14851, and its telephone number is (888) 503-5753. The Company’s common stock is traded on the NYSE MKT LLC under the Symbol “TMP.”

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

In management’s opinion, the unaudited condensed consolidated financial statements reflect all adjustments of a normal recurring nature. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year ended December 31, 2015. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. Other than ASU 2014-01, "Investments, Accounting for Investments in Qualified Affordable Housing Projects", there have been no significant changes to the Company’s accounting policies from those presented in the 2014 Annual Report on Form 10-K. Refer to Note 3- “Accounting Standards Updates” of this Report for a discussion of recently issued accounting guidelines.

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

3. Accounting Standards Updates

ASU 2014-01, “Investments (Topic 323), Accounting for Investments in Qualified Affordable Housing Projects.” The amendments in this ASU provide guidance on accounting for investments by a reporting entity in flow-through limited liability entities that manage or invest in affordable housing projects that qualify for the low-income housing tax credit. The amendments permit reporting entities to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met. Under the proportional amortization method, an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognize the net investment performance in the income statement as a component of income tax expense (benefit). The amendments in this ASU became effective for the Company for annual periods beginning January 1, 2015 and if material will be applied retrospectively to all periods presented. A reporting entity that uses the effective yield method to account for its investments in qualified affordable housing projects before the date of adoption may continue to apply the effective yield method for those preexisting investments.

The Company previously accounted for its investments in qualified affordable housing projects under the cost method; however, the Company determined that its investments in its qualified affordable housing projects meet the conditions set forth in ASU 2014-01 to account for these investments under the proportional amortization method. The Company believes that amortizing its investments in qualified affordable housing projects as a component of income tax expense rather than as a component of operating expenses better reflects the nature and intent of these investments. As a result of adopting ASU 2014-01, the Company recognized additional income tax expense attributable to the amortization of investments in qualified affordable housing projects of $0.1 million and $0.3 million during the three and nine months ended September 30, 2015, respectively. While the adoption of ASU 2014-01 requires retrospective application to all periods presented, the Company did not restate income tax expense for the three and nine months ended September 30, 2014 as the amount of additional income tax expense attributable to the amortization of investments in qualified affordable housing projects was not considered material. The net effect of adoption is $725,000 and is reported in the Statement of Changes in Shareholder’s Equity for the nine months ended September 30, 2015. The Company’s remaining investment in qualified affordable housing projects, net of amortization totaled $2.7 million and $3.9 million at September 30, 2015 and December 31, 2014, respectively.

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

4. Securities

Available-for-Sale Securities
The following table summarizes available-for-sale securities held by the Company at September 30, 2015:

	Available-for-Sale Securities
September 30, 2015	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(in thousands)
Obligations of U.S. Government sponsored entities	$548,390	$9,103	$222	$557,271
Obligations of U.S. states and political subdivisions	73,585	1,000	180	74,405
Mortgage-backed securities residential, issued by
U.S. Government agencies	100,448	1,878	772	101,554
U.S. Government sponsored entities	652,015	5,153	5,423	651,745
Non-U.S. Government agencies or sponsored entities	200	3	0	203
U.S. corporate debt securities	2,500	0	338	2,162
Total debt securities	1,377,138	17,137	6,935	1,387,340
Equity securities	1,000	0	57	943
Total available-for-sale securities	$1,378,138	$17,137	$6,992	$1,388,283

The following table summarizes available-for-sale securities held by the Company at December 31, 2014:

	Available-for-Sale Securities
December 31, 2014	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(in thousands)
Obligations of U.S. Government sponsored entities	$553,300	$6,222	$1,702	$557,820
Obligations of U.S. states and political subdivisions	70,790	999	279	71,510
Mortgage-backed securities residential, issued by
U.S. Government agencies	108,931	2,339	1,344	109,926
U.S. Government sponsored entities	660,195	7,309	8,384	659,120
Non-U.S. Government agencies or sponsored entities	267	4	0	271
U.S. corporate debt securities	2,500	0	338	2,162
Total debt securities	1,395,983	16,873	12,047	1,400,809
Equity securities	1,475	0	48	1,427
Total available-for-sale securities	$1,397,458	$16,873	$12,095	$1,402,236

Held-to-Maturity Securities
The following table summarizes held-to-maturity securities held by the Company at September 30, 2015:

	Held-to-Maturity Securities
September 30, 2015	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(in thousands)
Obligations of U.S. Government sponsored entities	$132,577	$2,455	$70	$134,962
Obligations of U.S. states and political subdivisions	$13,723	$427	$0	$14,150
Total held-to-maturity debt securities	$146,300	$2,882	$70	$149,112

The following table summarizes held-to-maturity securities held by the Company at December 31, 2014:

	Held-to-Maturity Securities
December 31, 2014	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(in thousands)
Obligations of U.S. Government sponsored entities	$71,906	$400	$37	$72,269
Obligations of U.S. states and political subdivisions	16,262	505	0	16,767
Total held-to-maturity debt securities	$88,168	$905	$37	$89,036

The Company may from time to time sell investment securities from its available-for-sale portfolio. Realized gains on sales, including called securities, of available-for-sale securities were $92,000 and $1,107,000 for the three and nine months ending September 30, 2015 and $20,000 and $186,000 in the same periods during 2014. Realized losses on available-for-sale securities sold were $0 and $2,000 for the three and nine months ending September 30, 2015 and $0 and $78,000 for the three and nine months ending September 30, 2014, respectively. The sales of available-for-sale investment securities were the result of general investment portfolio and interest rate risk management.

The following table summarizes available-for-sale securities that had unrealized losses at September 30, 2015:

	Less than 12 Months		12 Months or Longer		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of U.S. Government sponsored entities	$31,937	$141	$998	$81	$32,935	$222
Obligations of U.S. states and political subdivisions	15,917	153	4,944	27	20,861	180

Mortgage-backed securities - issued by
U.S. Government agencies	14,457	61	31,826	711	46,283	772
U.S. Government sponsored entities	216,329	1,023	194,511	4,400	410,840	5,423
U.S. corporate debt securities	0	0	2,163	338	2,163	338
Equity securities	0	0	943	57	943	57
Total available-for-sale securities	$278,640	$1,378	$235,385	$5,614	$514,025	$6,992

The following table summarizes held-to-maturity securities that had unrealized losses at September 30, 2015.

	Less than 12 Months		12 Months or Longer		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Obligations of U.S. Government sponsored entities	$15,041	$70	$0	$0	$15,041	$70

Total held-to-maturity securities	$15,041	$70	$0	$0	$15,041	$70

The following table summarizes available-for-sale securities that had unrealized losses at December 31, 2014:

	Less than 12 Months		12 Months or Longer		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of U.S. Government sponsored entities	$71,363	$385	$65,497	$1,317	$136,860	$1,702
Obligations of U.S. states and political subdivisions	15,451	124	8,102	155	23,553	279

Mortgage-backed securities – residential, issued by
U.S. Government agencies	2,623	21	28,502	1,323	31,125	1,344
U.S. Government sponsored entities	162,377	719	271,503	7,665	433,880	8,384
U.S. corporate debt securities	0	0	2,163	338	2,163	338
Equity securities	0	0	952	48	952	48
Total available-for-sale securities	$251,814	$1,249	$376,719	$10,846	$628,533	$12,095

The following table summarizes held-to-maturity securities that had unrealized losses at December 31, 2014.

	Less than 12 Months		12 Months or Longer		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of U.S. Government sponsored entities	$15,095	$37	$0	$0	$15,095	$37
Total held-to-maturity securities	$15,095	$37	$0	$0	$15,095	$37

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

The Company does not intend to sell other-than-temporarily impaired investment securities that are in an unrealized loss position until recovery of unrealized losses (which may be until maturity), and it is not more-likely-than not that the Company will be required to sell the investment securities, before recovery of their amortized cost basis, which may be at maturity. Accordingly, as of September 30, 2015, and December 31, 2014, management has determined that the unrealized losses detailed in the tables above are not other-than-temporary.

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

As a result of the other-than-temporarily impairment review process, the Company does not consider any investment security held at September 30, 2015 to be other-than-temporarily impaired.

The amortized cost and estimated fair value of debt securities by contractual maturity are shown in the following table. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Mortgage-backed securities are shown separately since they are not due at a single maturity date.

September 30, 2015
(in thousands)	Amortized Cost	Fair Value
Available-for-sale securities:
Due in one year or less	$58,948	$59,481
Due after one year through five years	368,588	376,105
Due after five years through ten years	183,578	185,264
Due after ten years	13,361	12,988
Total	624,475	633,838
Mortgage-backed securities	752,663	753,502
Total available-for-sale debt securities	$1,377,138	$1,387,340

December 31, 2014
(in thousands)	Amortized Cost	Fair Value
Available-for-sale securities:
Due in one year or less	$67,281	$68,350
Due after one year through five years	342,548	347,230
Due after five years through ten years	199,724	199,276
Due after ten years	17,037	16,636
Total	626,590	631,492
Mortgage-backed securities	769,393	769,317
Total available-for-sale debt securities	$1,395,983	$1,400,809

September 30, 2015
(in thousands)	Amortized Cost	Fair Value
Held-to-maturity securities:
Due in one year or less	$8,991	$9,022
Due after one year through five years	14,441	14,914
Due after five years through ten years	122,700	124,981
Due after ten years	168	195
Total held-to-maturity debt securities	$146,300	$149,112

December 31, 2014
(in thousands)	Amortized Cost	Fair Value
Held-to-maturity securities:
Due in one year or less	$11,400	$11,471
Due after one year through five years	3,440	3,694
Due after five years through ten years	73,020	73,518
Due after ten years	308	353
Total held-to-maturity debt securities	$88,168	$89,036

The Company also holds non-marketable Federal Home Loan Bank New York (“FHLBNY”) stock, non-marketable Federal Home Loan Bank Pittsburgh (“FHLBPITT”) stock and non-marketable Atlantic Community Bankers Bank (“ACBB”) stock, all of which are required to be held for regulatory purposes and for borrowing availability. The required investment in FHLB stock is tied to the Company’s borrowing levels with the FHLB. Holdings of FHLBNY stock, FHLBPITT stock, and ACBB stock totaled $15.1 million, $8.3 million and $95,000 at September 30, 2015, respectively. These securities are carried at par, which is also cost. The FHLBNY and FHLBPITT continue to pay dividends and repurchase stock. As such, the Company has not recognized any impairment on its holdings of FHLBNY and FHLBPITT stock. Quarterly, we evaluate our investment in the FHLB for impairment. We evaluate recent and long-term operating performance, liquidity, funding and capital positions, stock repurchase history, dividend history and impact of legislative and regulatory changes. Based on our most recent evaluation, as of September 30, 2015, we have determined that no impairment write-downs are currently required.

Trading Securities

The following summarizes trading securities, at estimated fair value, as of:

(in thousands)	09/30/2015	12 /31/2014

Obligations of U.S. Government sponsored entities	$6,814	$7,404
Mortgage-backed securities – residential, issued by U.S. Government sponsored entities	935	1,588
Total	$7,749	$8,992

The decrease in the trading portfolio reflects maturities or payments during the three and nine months ended September 30, 2015. For the three and nine months ended September 30, 2015, net mark-to-market losses related to the securities trading portfolio were $69,000 and $206,000, respectively, compared to net mark-to-market losses for the three and nine months ended September 30, 2014 of $87,000 and $181,000, respectively.

The Company pledges securities as collateral for public deposits and other borrowings, and sells securities under agreements to repurchase. Securities carried of $1.3 billion and $1.1 billion at September 30, 2015, and December 31, 2014, respectively, were either pledged or sold under agreements to repurchase.

5. Loans and Leases
Loans and Leases at September 30, 2015 and December 31, 2014 were as follows:

	09/30/2015			12/31/2014
(in thousands)	Originated	Acquired	Total Loans and Leases	Originated	Acquired	Total Loans and Leases
Commercial and industrial
Agriculture	$65,831	$0	$65,831	$78,507	$0	$78,507
Commercial and industrial other	741,411	90,643	832,054	688,529	97,034	785,563
Subtotal commercial and industrial	807,242	90,643	897,885	767,036	97,034	864,070
Commercial real estate
Construction	86,050	34,239	120,289	72,427	35,906	108,333
Agriculture	84,135	2,154	86,289	58,994	3,182	62,176
Commercial real estate other	1,104,085	267,126	1,371,211	979,621	308,488	1,288,109
Subtotal commercial real estate	1,274,270	303,519	1,577,789	1,111,042	347,576	1,458,618
Residential real estate
Home equity	200,149	45,370	245,519	186,957	56,008	242,965
Mortgages	796,661	28,939	825,600	710,904	32,282	743,186
Subtotal residential real estate	996,810	74,309	1,071,119	897,861	88,290	986,151
Consumer and other
Indirect	17,788	0	17,788	18,298	0	18,298
Consumer and other	41,608	880	42,488	35,874	1,095	36,969
Subtotal consumer and other	59,396	880	60,276	54,172	1,095	55,267
Leases	14,339	0	14,339	12,251	0	12,251
Covered loans	0	15,576	15,576	0	19,319	19,319
Total loans and leases	3,152,057	484,927	3,636,984	2,842,362	553,314	3,395,676
Less: unearned income and deferred costs and fees	(2,671)	0	(2,671)	(2,388)	0	(2,388)
Total loans and leases, net of unearned income and deferred costs and fees	$3,149,386	$484,927	$3,634,313	$2,839,974	$553,314	$3,393,288

The outstanding principal balance and the related carrying amount of the Company’s loans acquired in the VIST Bank acquisition are as follows at September 30, 2015 and December 31, 2014:

(in thousands)	09/30/2015	12/31/2014
Acquired Credit Impaired Loans
Outstanding principal balance	$34,424	$44,273
Carrying amount	28,150	34,410

Acquired Non-Credit Impaired Loans
Outstanding principal balance	461,766	525,182
Carrying amount	456,608	518,904

Total Acquired Loans
Outstanding principal balance	496,190	569,455
Carrying amount	484,758	553,314

The following tables present changes in accretable yield on loans acquired from VIST Bank that were considered credit impaired.

(in thousands)
Balance at January 1, 2014	$10,954
Accretion	(4,598)
Disposals (loans paid in full)	(250)
Reclassifications to/from nonaccretable difference[1]	2,498
Balance at December 31, 2014	$8,604

(in thousands)
Balance at January 1, 2015	$8,604
Accretion	(2,018)
Disposals (loans paid in full)	(66)
Reclassifications to/from nonaccretable difference[1]	1,350
Balance at September 30, 2015	$7,870

[1] Results in increased interest income as a prospective yield adjustment over the remaining life of the loans, as well as increased interest income from loan sales, modification and prepayments.

At September 30, 2015, acquired loans included $15.6 million of covered loans. VIST Bank had previously acquired these loans in an FDIC assisted transaction in the fourth quarter of 2010. In accordance with a loss sharing agreement with the FDIC, certain losses and expenses relating to covered loans may be reimbursed by the FDIC at 70% or, if net losses exceed certain levels specified in the loss sharing agreements, 80%. See Note 7 – “FDIC Indemnification Asset Related to Covered Loans” for further discussion of the loss sharing agreements and related FDIC indemnification assets.

The Company has adopted comprehensive lending policies, underwriting standards and loan review procedures. Management reviews these policies and procedures on a regular basis. The Company discussed its lending policies and underwriting guidelines for its various lending portfolios in Note 3 – “Loans and Leases” in the Notes to Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. There have been no significant changes in these policies and guidelines. As such, these policies are reflective of new originations as well as those balances held at September 30, 2015. The Company’s Board of Directors approves the lending policies at least annually. The Company recognizes that exceptions to policy guidelines may occasionally occur and has established procedures for approving exceptions to these policy guidelines. Management has also implemented reporting systems to monitor loan origination, loan quality, concentrations of credit, loan delinquencies and nonperforming loans and potential problem loans.

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

The below table is an age analysis of past due loans, segregated by originated and acquired loan and lease portfolios, and by class of loans, as of September 30, 2015 and December 31, 2014.

September 30, 2015
(in thousands)	30-89 days	90 days or more	Current Loans	Total Loans	90 days and accruing[1]	Nonaccrual
Originated Loans and Leases
Commercial and industrial
Agriculture	$0	$0	$65,831	$65,831	$0	$0
Commercial and industrial other	482	1,766	739,163	741,411	0	1,543
Subtotal commercial and industrial	482	1,766	804,994	807,242	0	1,543
Commercial real estate
Construction	0	0	86,050	86,050	0	0
Agriculture	0	32	84,103	84,135	0	110
Commercial real estate other	163	5,134	1,098,788	1,104,085	0	5,758
Subtotal commercial real estate	163	5,166	1,268,941	1,274,270	0	5,868
Residential real estate
Home equity	867	1,458	197,824	200,149	57	1,574
Mortgages	1,361	5,335	789,965	796,661	0	5,568
Subtotal residential real estate	2,228	6,793	987,789	996,810	57	7,142
Consumer and other
Indirect	495	111	17,182	17,788	0	115
Consumer and other	182	151	41,275	41,608	0	153
Subtotal consumer and other	677	262	58,457	59,396	0	268
Leases	0	0	14,339	14,339	0	0
Total loans and leases	3,550	13,987	3,134,520	3,152,057	57	14,821
Less: unearned income and deferred costs and fees	0	0	(2,671)	(2,671)	0	0
Total originated loans and leases, net of unearned income and deferred costs and fees	$3,550	$13,987	$3,131,849	$3,149,386	$57	$14,821
Acquired Loans and Leases
Commercial and industrial
Commercial and industrial other	4	869	89,770	90,643	350	651
Subtotal commercial and industrial	4	869	89,770	90,643	350	651
Commercial real estate
Construction	0	363	33,876	34,239	0	363
Agriculture	0	0	2,154	2,154	0	0
Commercial real estate other	224	1,854	265,048	267,126	577	1,491
Subtotal commercial real estate	224	2,217	301,078	303,519	577	1,854
Residential real estate
Home equity	256	641	44,473	45,370	47	947
Mortgages	544	1,862	26,533	28,939	1,095	1,456
Subtotal residential real estate	800	2,503	71,006	74,309	1,142	2,403
Consumer and other
Consumer and other	0	0	880	880	0	0
Subtotal consumer and other	0	0	880	880	0	0
Covered loans	309	508	14,759	15,576	508	0
Total acquired loans and leases, net of unearned income and deferred costs and fees	$1,337	$6,097	$477,493	$484,927	$2,577	$4,908

December 31, 2014
(in thousands)	30-89 days	90 days or more	Current Loans	Total Loans	90 days and accruing[1]	Nonaccrual
Originated loans and leases
Commercial and industrial
Agriculture	$0	$0	$78,507	$78,507	$0	$0
Commercial and industrial other	889	1,329	686,311	688,529	0	1,435
Subtotal commercial and industrial	889	1,329	764,818	767,036	0	1,435
Commercial real estate
Construction	206	0	72,221	72,427	0	0
Agriculture	0	105	58,889	58,994	0	131
Commercial real estate other	760	3,247	975,614	979,621	0	4,911
Subtotal commercial real estate	966	3,352	1,106,724	1,111,042	0	5,042
Residential real estate
Home equity	1,414	1,061	184,482	186,957	59	1,279
Mortgages	2,963	5,308	702,633	710,904	47	6,194
Subtotal residential real estate	4,377	6,369	887,115	897,861	106	7,473
Consumer and other
Indirect	542	75	17,681	18,298	0	101
Consumer and other	75	4	35,795	35,874	0	248
Subtotal consumer and other	617	79	53,476	54,172	0	349
Leases	0	0	12,251	12,251	0	0
Total loans and leases	6,849	11,129	2,824,384	2,842,362	106	14,299
Less: unearned income and deferred costs and fees	0	0	(2,388)	(2,388)	0	0
Total originated loans and leases, net of unearned income and deferred costs and fees	$6,849	$11,129	$2,821,996	$2,839,974	$106	$14,299
Acquired loans and leases
Commercial and industrial
Commercial and industrial other	5	1,156	95,873	97,034	475	681
Subtotal commercial and industrial	5	1,156	95,873	97,034	475	681
Commercial real estate
Construction	0	1,759	34,147	35,906	1,385	436
Agriculture	0	0	3,182	3,182	0	0
Commercial real estate other	0	1,918	306,570	308,488	77	2,042
Subtotal commercial real estate	0	3,677	343,899	347,576	1,462	2,478
Residential real estate
Home equity	135	704	55,169	56,008	177	592
Mortgages	1,041	907	30,334	32,282	500	978
Subtotal residential real estate	1,176	1,611	85,503	88,290	677	1,570
Consumer and other
Consumer and other	5	0	1,090	1,095	0	0
Subtotal consumer and other	5	0	1,090	1,095	0	0
Covered loans	533	914	17,872	19,319	914	0
Total acquired loans and leases, net of unearned income and deferred costs and fees	$1,719	$7,358	$544,237	$553,314	$3,528	$4,729

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

Since the methodology is based upon historical experience and trends as well as management’s judgment, factors may arise that result in different estimates. Significant factors that could give rise to changes in these estimates may include, but are not limited to, changes in economic conditions in the local area, concentration of risk, changes in interest rates, and declines in local property values. While management’s evaluation of the allowance as of September 30, 2015, considers the allowance to be appropriate, under adversely different conditions or assumptions, the Company would need to increase or decrease the allowance.

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

The following tables detail activity in the allowance for loan and lease losses segregated by originated and acquired loan and lease portfolios and by portfolio segment for the three and nine months ended September 30, 2015 and 2014. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

Three months ended September 30, 2015
(in thousands)	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer and Other	Finance Leases	Total

Allowance for originated loans and leases

Beginning balance	$8,224	$13,487	$5,583	$2,134	$0	$29,428

Charge-offs	(125)	0	(96)	(241)	0	(462)
Recoveries	557	587	58	109	0	1,311
Provision (credit)	(184)	141	(98)	314		173
Ending Balance	$8,472	$14,215	$5,447	$2,316	$0	$30,450

Three months ended September 30, 2015
(in thousands)	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer and Other	Covered Loans	Total

Allowance for acquired loans

Beginning balance	$384	$167	$100	$12	$0	$663

Charge-offs	0	(60)	(208)	(5)	0	(273)
Recoveries	0	17	0	0	0	17
Provision (credit)	(18)	(61)	194	(7)	0	108
Ending Balance	$366	$63	$86	$0	$0	$515

Three months ended September 30, 2014
(in thousands)	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer and Other	Finance Leases	Total

Allowance for originated loans and leases

Beginning balance	$8,562	$10,389	$5,445	$2,356	$0	$26,752

Charge-offs	(21)	(6)	(118)	(286)	0	(431)
Recoveries	68	944	1	115	0	1,128
Provision (credit)	249	(645)	95	37	0	(264)
Ending Balance	$8,858	$10,682	$5,423	$2,222	$0	$27,185

Three months ended September 30, 2014
(in thousands)	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer and Other	Covered Loans	Total

Allowance for acquired loans

Beginning balance	$159	$460	$49	$97	$0	$765

Charge-offs	(218)	(80)	(68)	(3)	0	(369)
Recoveries	0	0	0	0	0	0
Provision (credit)	154	(20)	147	(76)	0	205
Ending Balance	$95	$360	$128	$18	$0	$601

Nine months ended September 30, 2015
(in thousands)	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer and Other	Finance Leases	Total

Allowance for originated loans and leases

Beginning balance	$9,157	$12,069	$5,030	$1,900	$0	$28,156

Charge-offs	(169)	(14)	(408)	(751)	0	(1,342)
Recoveries	792	1,064	107	391	0	2,354
Provision (credit)	(1,308)	1,096	718	776	0	1,282
Ending Balance	$8,472	$14,215	$5,447	$2,316	$0	$30,450

Nine months ended September 30, 2015
(in thousands)	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer and Other	Covered Loans	Total

Allowance for acquired loans

Beginning balance	$431	$337	$51	$22	$0	$841

Charge-offs	(53)	(216)	(320)	(5)	0	(594)
Recoveries	7	129	2	0	0	138
Provision (credit)	(19)	(187)	353	(17)	0	130
Ending Balance	$366	$63	$86	$0	$0	$515

Nine months ended September 30, 2014
(in thousands)	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer and Other	Finance Leases	Total

Allowance for originated loans and leases

Beginning balance	$8,406	$10,459	$5,771	$2,059	$5	$26,700

Charge-offs	(275)	(619)	(385)	(952)	0	(2,231)
Recoveries	557	1,506	87	375	0	2,525
Provision (credit)	170	(664)	(50)	740	(5)	191
Ending Balance	$8,858	$10,682	$5,423	$2,222	$0	$27,185

Nine months ended September 30, 2014
(in thousands)	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer and Other	Covered Loans	Total

Allowance for acquired loans

Beginning balance	$168	$770	$274	$58	$0	$1,270

Charge-offs	(243)	(631)	(345)	(10)	0	(1,229)
Recoveries	0	0	0	0	0	0
Provision (credit)	170	221	199	(30)	0	560
Ending Balance	$95	$360	$128	$18	$0	$601

At September 30, 2015 and December 31, 2014, the allocation of the allowance for loan and lease losses summarized on the basis of the Company’s impairment methodology was as follows:

(in thousands)	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer and Other	Finance Leases	Total

Allowance for originated loans and leases
September 30, 2015
Individually evaluated for impairment	$0	$1,023	$0	$0	$0	$1,023
Collectively evaluated for impairment	8,472	13,192	5,447	2,316	0	29,427
Ending balance	$8,472	$14,215	$5,447	$2,316	$0	$30,450

(in thousands)	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer and Other	Covered Loans	Total

Allowance for acquired loans
September 30, 2015
Individually evaluated for impairment	$366	$30	$0	$0	$0	$396
Collectively evaluated for impairment	0	33	86	0	0	119
Ending balance	$366	$63	$86	$0	$0	$515

(in thousands)	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer and Other	Finance Leases	Total

Allowance for originated loans and leases
December 31, 2014
Individually evaluated for impairment	$0	$652	$0	$0	$0	$652
Collectively evaluated for impairment	9,157	11,417	5,030	1,900	0	27,504
Ending balance	$9,157	$12,069	$5,030	$1,900	$0	$28,156

(in thousands)	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer and Other	Covered Loans	Total

Allowance for acquired loans
December 31, 2014
Individually evaluated for impairment	$414	$100	$0	$0	$0	$514
Collectively evaluated for impairment	17	237	51	22	0	327
Ending balance	$431	$337	$51	$22	$0	$841

The recorded investment in loans and leases summarized on the basis of the Company’s impairment methodology as of September 30, 2015 and December 31, 2014 was as follows:

(in thousands)	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer and Other	Finance Leases	Total

Originated loans and leases
September 30, 2015
Individually evaluated for impairment	$1,075	$9,486	$1,386	$0	$0	$11,947
Collectively evaluated for impairment	806,167	1,264,784	995,424	59,396	14,339	3,140,110
Total	$807,242	$1,274,270	$996,810	$59,396	$14,339	$3,152,057

(in thousands)	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer and Other	Covered Loans	Total

Acquired loans
September 30, 2015
Individually evaluated for impairment	$1,174	$6,314	$1,218	$0	$0	$8,706
Loans acquired with deteriorated credit quality	$595	$9,483	$3,868	$0	$14,204	$28,150
Collectively evaluated for impairment	88,874	287,722	69,223	880	1,372	448,071
Total	$90,643	$303,519	$74,309	$880	$15,576	$484,927

(in thousands)	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer and Other	Finance Leases	Total

Originated loans and leases
December 31, 2014
Individually evaluated for impairment	$1,283	7,675	$1,408	$0	$0	$10,366
Collectively evaluated for impairment	765,753	1,103,367	896,453	54,172	12,251	2,831,996
Total	$767,036	$1,111,042	$897,861	$54,172	$12,251	$2,842,362

(in thousands)	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer and Other	Covered Loans	Total

Acquired loans
December 31, 2014
Individually evaluated for impairment	$628	1,195	$440	$0	$0	$2,263
Loans acquired with deteriorated credit quality	995	11,640	3,669	0	18,106	34,410
Collectively evaluated for impairment	95,411	334,741	84,181	1,095	1,213	516,641
Total	$97,034	$347,576	$88,290	$1,095	$19,319	$553,314

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

24

	09/30/2015			12/31/2014
(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
Originated loans and leases with no related allowance

Commercial and industrial
Commercial and industrial other	$1,075	$1,080	$0	$1,283	$1,307	$0
Commercial real estate
Commercial real estate other	7,211	7,540	0	6,021	6,628	0
Residential real estate
Home equity	1,386	1,386	0	1,408	1,499	0
Subtotal	$9,672	$10,006	$0	$8,712	$9,434	$0

Originated loans and leases with related allowance

Commercial real estate
Commercial real estate other	2,275	2,298	1,023	1,654	1,654	652
Subtotal	$2,275	$2,298	$1,023	$1,654	$1,654	$652
Total	$11,947	$12,304	$1,023	$10,366	$11,088	$652

	09/30/2015			12/31/2014
(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
Acquired loans with no related allowance

Commercial and industrial
Commercial and in?dustrial other	$371	$371	$0	$64	$64	$0
Commercial real estate
Construction	363	363	0	0	0	0
Commercial real estate other	5,951	6,143	0	941	1,204	0
Residential real estate
Home equity	1,218	1,218	0	440	440	0
Subtotal	$7,903	$8,095	$0	$1,445	$1,708	$0

Acquired loans with related allowance

Commercial and industrial
Commercial and industrial other	803	803	396	564	564	414
Commercial real estate
Commercial real estate other	0	0	0	254	254	100
Subtotal	$803	$803	$396	$818	$818	$514
Total	$8,706	$8,898	$396	$2,263	$2,526	$514

The average recorded investment and interest income recognized on impaired loans for the three and nine months ended September 30, 2015 and 2014 was as follows:

	Three Months Ended 09/30/2015		Three Months Ended 09/30/2014
(in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Originated loans and leases with no related allowance

Commercial and industrial
Commercial and industrial other	755	0	1,422	0
Commercial real estate
Commercial real estate other	7,972	0	7,940	42
Residential real estate
Home equity	1,137	0	1,038	0
Subtotal	$9,864	$0	$10,400	$42

Originated loans and leases with related allowance

Commercial and industrial other	0	0	511	7
Commercial real estate
Commercial real estate other	1,110	0	0	0
Subtotal	$1,110	$0	$511	$7
Total	$10,974	$0	$10,911	$49

	Three Months Ended 09/30/2015		Three Months Ended 09/30/2014
(in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Acquired loans with no related allowance

Commercial and industrial
Commercial and industrial other	558	0	343	0
Commercial real estate
Construction	366	0	0	0
Commercial real estate other	4,582	0	1,312	0
Residential real estate
Home equity	1,065	0	290	0
Subtotal	$6,571	$0	$1,945	$0

Acquired loans with related allowance

Commercial and industrial
Commercial and industrial other	805	0	449	0
Commercial real estate
Commercial real estate other	0	0	271	0
Subtotal	$805	$0	$720	$0
Total	$7,376	$0	$2,665	$0

	Nine Months Ended 09/30/2015		Nine Months Ended 09/30/2014
(in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Originated loans and leases with no related allowance

Commercial and industrial
Commercial and industrial other	567	0	1,636	0
Commercial real estate
Commercial real estate other	8,123	0	7,871	42
Residential real estate
Home equity	1,104	0	1,038	0
Subtotal	$9,794	$0	$10,545	$42

Originated loans and leases with related allowance

Commercial and industrial
Commercial and industrial other	0	0	511	7
Commercial real estate
Commercial real estate other	949	0	0	0
Subtotal	$949	$0	$511	$7
Total	$10,743	$0	$11,056	$49

	Nine Months Ended 09/30/2015		Nine Months Ended 09/30/2014
(in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Acquired loans with no related allowance

Commercial and industrial
Commercial and industrial other	565	0	346	0
Commercial real estate
Construction	369	0	0	0
Commercial real estate other	3,820	0	1,333	0
Residential real estate
Home equity	1,064	0	0	0
Residential real estate other	0	0	290	0
Subtotal	$5,818	$0	$1,969	$0

Acquired loans with related allowance

Commercial and industrial
Commercial and industrial other	809	0	454	0
Commercial real estate
Commercial real estate other	0	0	271	0
Residential real estate	0	0	0	0
Subtotal	$809	$0	$725	$0
Total	$6,627	$0	$2,694	$0

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

 The following tables present information on loans modified in troubled debt restructuring during the periods indicated.

September 30, 2015		Three months ended
				Defaulted TDRs[4]
(in thousands)	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Loans	Post-Modification Outstanding Recorded Investment
Commercial and industrial
Commercial and industrial other[1]	1	$52	$52	2	$311
Commercial real estate
Commercial real estate other[2]	1	1,938	1,938	0	0
Residential real estate
Home equity[3]	2	76	76	1	43
Total	4	$2,066	$2,066	3	$354

[1] Represents the following concessions: extension of term and reduction of rate
[2] Represents the following concessions: reduction of rate
[3] Represents the following concessions: extension of term and reduction of rate
[4] TDRs that defaulted during the three months ended September 30, 2015 that were restructured in the prior twelve months.

September 30, 2015	Nine months ended
				Defaulted TDRs[4]
(in thousands)	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Loans	Post-Modification Outstanding Recorded Investment
Commercial and industrial
Commercial and industrial other[1]	5	$433	$433	2	$311
Commercial real estate
Commercial real estate other[2]	3	$2,552	$2,552	0	$0
Residential real estate
Home equity[3]	14	1,558	1,558	4	279
Total	22	$4,543	$4,543	6	$590

[1] Represents the following concessions: extension of term (2 loans $319,000) and reduction of rate (3 loans $114,000)
[2] Represents the following concessions: extension of term (1 loan $28,000) and reduction of rate (1 loan $2.5 million)
[3] Represents the following concessions: extension of term (9 loans $1.2 million) and reduction of rate (5 loans $928,000)
[4] TDRs that defaulted during the nine months ended September 30, 2015 that had been restructured in the prior twelve months.

September 30, 2014	Nine months ended
				Defaulted TDRs[4]
(in thousands)	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Loans	Post-Modification Outstanding Recorded Investment

Commercial and industrial
Commercial and industrial other[1]	1	$88	$88	0	$0
Commercial real estate
Commercial real estate other[2]	1	480	480	1	63
Residential real estate
Home equity[3]	0	0	0	1	195
Total	2	$568	$568	2	$258

[1] Represents the following concessions: extension of term and reduction in rate
[2] Represents the following concessions: extension of term and reduction of rate
[3] TDRs that defaulted during the nine months ended September 30, 2014 that were restructured in the prior twelve months.

The following tables present credit quality indicators (internal risk grade) by class of commercial and industrial loans and commercial real estate loans as of September 30, 2015 and December 31, 2014.

September 30, 2015
(in thousands)	Commercial and Industrial Other	Commercial and Industrial Agriculture	Commercial Real Estate Other	Commercial Real Estate Agriculture	Commercial Real Estate Construction	Total
Originated Loans and Leases
Internal risk grade:
Pass	$735,770	$64,778	$1,070,148	$83,277	$82,469	$2,036,442
Special Mention	1,690	164	19,555	143	3,581	25,133
Substandard	3,951	889	14,382	715	0	19,937
Total	$741,411	$65,831	$1,104,085	$84,135	$86,050	$2,081,512

September 30, 2015
(in thousands)	Commercial and Industrial Other	Commercial and Industrial Agriculture	Commercial Real Estate Other	Commercial Real Estate Agriculture	Commercial Real Estate Construction	Total
Acquired Loans
Internal risk grade:
Pass	$85,897	$0	$248,455	$2,154	$32,527	$369,033
Special Mention	201	0	1,245	0	0	1,446
Substandard	4,545	0	17,426	0	1,712	23,683
Total	$90,643	$0	$267,126	$2,154	$34,239	$394,162

December 31, 2014
(in thousands)	Commercial and Industrial Other	Commercial and Industrial Agriculture	Commercial Real Estate Other	Commercial Real Estate Agriculture	Commercial Real Estate Construction	Total
Originated Loans and Leases
Internal risk grade:
Pass	$670,478	$78,250	$945,898	$58,455	$68,696	$1,821,777
Special Mention	12,602	151	19,692	155	3,731	36,331
Substandard	5,449	106	14,031	384	0	19,970
Total	$688,529	$78,507	$979,621	$58,994	$72,427	$1,878,078

December 31, 2014
(in thousands)	Commercial and Industrial Other	Commercial and Industrial Agriculture	Commercial Real Estate Other	Commercial Real Estate Agriculture	Commercial Real Estate Construction	Total
Acquired Loans
Internal risk grade:
Pass	$94,054	$0	$288,193	$1,352	$33,686	$417,285
Special Mention	83	0	5,675	0	0	5,758
Substandard	2,897	0	14,620	1,830	2,220	21,567
Total	$97,034	$0	$308,488	$3,182	$35,906	$444,610

The following tables present credit quality indicators by class of residential real estate loans and by class of consumer loans. Nonperforming loans include nonaccrual, impaired, and loans 90 days past due and accruing interest. All other loans are considered performing as of September 30, 2015 and December 31, 2014. For purposes of this footnote, acquired loans that were recorded at fair value at the acquisition date and are 90 days or greater past due are considered performing.

September 30, 2015
(in thousands)	Residential Home Equity	Residential Mortgages	Consumer Indirect	Consumer Other	Total
Originated Loans and Leases
Performing	$198,518	$791,093	$17,673	$41,455	$1,048,739
Nonperforming	1,631	5,568	115	153	7,467
Total	$200,149	$796,661	$17,788	$41,608	$1,056,206

September 30, 2015
(in thousands)	Residential Home Equity	Residential Mortgages	Consumer Indirect	Consumer Other	Total
Acquired Loans
Performing	$44,376	$26,388	$0	$880	$71,644
Nonperforming	994	2,551	0	0	3,545
Total	$45,370	$28,939	$0	$880	$75,189

December 31, 2014
(in thousands)	Residential Home Equity	Residential Mortgages	Consumer Indirect	Consumer Other	Total
Originated Loans and Leases
Performing	$185,619	$704,663	$18,197	$35,626	$944,105
Nonperforming	1,338	6,241	101	248	7,928
Total	$186,957	$710,904	$18,298	$35,874	$952,033

December 31, 2014
(in thousands)	Residential Home Equity	Residential Mortgages	Consumer Indirect	Consumer Other	Total
Acquired Loans
Performing	$55,416	$31,304	$0	$1,095	$87,815
Nonperforming	592	978	0	0	1,570
Total	$56,008	$32,282	$0	$1,095	$89,385

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

Changes in the FDIC indemnification asset during the nine months ended September 30, 2015 are shown below.

Nine months ended September 30, 2015
(in thousands)	Nine Months Ended

Balance, beginning of the period	$1,903
Prospective adjustment for additional cash flows	(585)
Increase due to impairment on covered loans	0
Reimbursements from the FDIC	(984)
Balance, end of period	$334

8. Earnings Per Share

Earnings per share in the table below, for the three and nine month periods ending September 30, 2015 and 2014 are calculated under the two-class method as required by ASC Topic 260, Earnings Per Share. ASC 260 provides that unvested share-based payment awards that contain nonforfeitable rights to dividends are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. The Company has issued restricted stock awards that contain such rights and are therefore considered participating securities. Basic earnings per common share are calculated by dividing net income allocable to common stock by the weighted average number of common shares, excluding participating securities, during the period. Diluted earnings per common share include the dilutive effect of additional potential shares from stock compensations awards.

	Three Months Ended
(in thousands, except share and per share data)	09/30/2015	09/30/2014
Basic
Net income available to common shareholders	$14,497	$13,722
Less: dividends and undistributed earnings allocated to unvested restricted stock awards	(189)	(119)
Net earnings allocated to common shareholders	14,308	13,603

Weighted average shares outstanding, including participating securities	14,934,287	14,839,663

Less: average participating securities	(194,372)	(127,954)
Weighted average shares outstanding - Basic	14,739,915	14,711,709

Diluted
Net earnings allocated to common shareholders	14,308	13,603

Weighted average shares outstanding - Basic	14,739,915	14,711,709

Dilutive effect of common stock options or restricted stock awards	126,820	83,634

Weighted average shares outstanding - Diluted	14,866,735	14,795,343

Basic EPS	0.97	0.92
Diluted EPS	0.96	0.92

The dilutive effect of common stock options or restricted awards calculation for the three months ended September 30, 2015 and 2014 excludes stock options, stock appreciation rights and restricted stock awards covering an aggregate of 78,255 and 208,324 shares, respectively, because the exercise prices were greater than the average market price during these periods.

	Nine Months Ended
(in thousands, except share and per share data)	09/30/2015	09/30/2014
Basic
Net income available to common shareholders	$44,567	$39,352
Less: dividends and undistributed earnings allocated to unvested restricted stock awards	(609)	(353)
Net earnings allocated to common shareholders	43,958	38,999

Weighted average shares outstanding, including participating securities	14,937,988	14,821,992

Less: average participating securities	(206,886)	(133,066)
Weighted average shares outstanding - Basic	14,731,102	14,688,926

Diluted
Net earnings allocated to common shareholders	43,958	38,999

Weighted average shares outstanding - Basic	14,731,102	14,688,926

Dilutive effect of common stock options or restricted stock awards	129,874	108,594

Weighted average shares outstanding - Diluted	14,860,976	14,797,520

Basic EPS	2.98	2.65
Diluted EPS	2.96	2.64

The dilutive effect of common stock options or restricted awards calculation for the nine months ended September 30, 2015 and 2014 excludes stock options, stock appreciation rights and restricted stock awards covering an aggregate of 241,066 and 116,527 shares, respectively, because the exercise prices were greater than the average market price during these periods.

9. Other Comprehensive Income (Loss)

The following table presents reclassifications out of the accumulated other comprehensive income for the three and nine month periods ended September 30, 2015 and 2014.

	Three months ended September 30, 2015

(in thousands)	Before-Tax Amount	Tax (Expense) Benefit	Net of Tax
Available-for-sale securities:
Change in net unrealized gain/loss during the period	$9,193	$(3,678)	$5,515
Reclassification adjustment for net realized gain on sale of available-for-sale securities included in net income	(92)	37	(55)
Net unrealized gains	9,101	(3,641)	5,460

Employee benefit plans:
Amortization of net retirement plan actuarial gain	201	(79)	122
Amortization of net retirement plan prior service cost	20	(9)	11
Employee benefit plans	221	(88)	133
Other comprehensive income (loss)	$9,322	$(3,729)	$5,593

	Three months ended September 30, 2014

(in thousands)	Before-Tax Amount	Tax (Expense) Benefit	Net of Tax
Available-for-sale securities:
Change in net unrealized gain/loss during the period	$(6,871)	$2,748	$(4,123)
Reclassification adjustment for net realized gain on sale of available-for-sale securities included in net income	(20)	8	(12)
Net unrealized losses	(6,891)	2,756	(4,135)

Employee benefit plans:
Amortization of net retirement plan actuarial gain	266	(107)	159
Amortization of net retirement plan prior service cost	1	0	1
Employee benefit plans	267	(107)	160
Other comprehensive (loss) income	$(6,624)	$2,649	$(3,975)

	Nine months ended September 30, 2015

(in thousands)	Before-Tax Amount	Tax (Expense) Benefit	Net of Tax
Available-for-sale securities:
Change in net unrealized gain/loss during the period	$6,472	$(2,589)	$3,883
Reclassification adjustment for net realized gain on sale of available-for-sale securities included in net income	(1,105)	442	(663)
Net unrealized gains (losses)	5,367	(2,147)	3,220

Employee benefit plans:
Recognized actuarial gain due to curtailment	(5,326)	2,130	(3,196)
Net retirement plan loss	1,950	(780)	1,170
Amortization of net retirement plan actuarial gain	1,663	(664)	999
Amortization of net retirement plan prior service credit	(351)	141	(210)
Employee benefit plans	(2,064)	827	(1,237)
Other comprehensive income (loss)	$3,303	$(1,320)	$1,983

	Nine months ended September 30, 2014

(in thousands)	Before-Tax Amount	Tax (Expense) Benefit	Net of Tax
Available-for-sale securities:
Change in net unrealized gain/loss during the period	$13,195	$(5,277)	$7,918
Reclassification adjustment for net realized gain on sale of available-for-sale securities included in net income	(151)	61	(90)
Net unrealized gains (losses)	13,044	(5,216)	7,828

Employee benefit plans:
Amortization of net retirement plan actuarial gain	798	(319)	479
Amortization of net retirement plan prior service cost	3	(1)	2
Employee benefit plans	801	(320)	481
Other comprehensive income (loss)	$13,845	$(5,536)	$8,309

The following table presents the activity in our accumulated other comprehensive income (loss) for the periods indicated:

(in thousands)	Available-for-Sale Securities	Employee Benefit Plans	Accumulated Other Comprehensive Income
Balance at July 1, 2015	$627	$(28,248)	$(27,621)
Other comprehensive loss before reclassifications	5,515	0	5,515
Amounts reclassified from accumulated other comprehensive loss	(55)	133	78
Net current-period other comprehensive income (loss)	5,460	133	5,593
Balance at September 30, 2015	$6,087	$(28,115)	$(22,028)

Balance at January 1, 2015	$2,867	$(26,878)	$(24,011)
Other comprehensive income before reclassifications	3,883	0	3,883
Amounts reclassified from accumulated other comprehensive loss	(663)	(1,237)	(1,900)
Net current-period other comprehensive income (loss)	3,220	(1,237)	1,983
Balance at September 30, 2015	$6,087	$(28,115)	$(22,028)

(in thousands)	Available-for-Sale Securities	Employee Benefit Plans	Accumulated Other Comprehensive Income
Balance at July 1, 2014	$3,606	$(16,441)	$(12,835)
Other comprehensive income (loss) before reclassifications	(4,123)	0	(4,123)
Amounts reclassified from accumulated other comprehensive income	(12)	160	148
Net current-period other comprehensive (loss) income	(4,135)	160	(3,975)
Balance at September 30, 2014	$(529)	$(16,281)	$(16,810)

Balance at January 1, 2014	$(8,357)	$(16,762)	$(25,119)
Other comprehensive income before reclassifications	7,918	0	7,918
Amounts reclassified from accumulated other comprehensive (loss) income	(90)	481	391
Net current-period other comprehensive income	7,828	481	8,309
Balance at September 30, 2014	$(529)	$(16,281)	$(16,810)

The following tables present the amounts reclassified out of each component of accumulated other comprehensive (loss) income for the three and nine months ended September 30, 2015 and 2014. In the below tables the accumulated other comprehensive income components are included in the computation of net periodic benefit cost (See Note 10 - “Employee Benefit Plan”), and amounts in parentheses indicate debits to the income statement.

Three months ended September 30, 2015

Details about Accumulated other Comprehensive Income Components (in thousands)	Amount Reclassified from Accumulated Other Comprehensive (Loss) Income	Affected Line Item in the Statement Where Net Income is Presented
Available-for-sale securities:
Unrealized gains and losses on available-for-sale securities	$92	Net gain on securities transactions
	(37)	Tax expense
	55	Net of tax
Employee benefit plans:
Amortization of the following
Net retirement plan actuarial loss	(201)
Net retirement plan prior service credit	(20)
	(221)	Total before tax
	88	Tax benefit
	(133)	Net of tax

Nine months ended September 30, 2015

Details about Accumulated other Comprehensive Income Components (in thousands)	Amount Reclassified from Accumulated Other Comprehensive (Loss) Income	Affected Line Item in the Statement Where Net Income is Presented
Available-for-sale securities:
Unrealized gains and losses on available-for-sale securities	$1,105	Net gain on securities transactions
	(442)	Tax expense
	663	Net of tax
Employee benefit plans:
Amortization of the following
Net retirement plan actuarial loss	(1,663)
Net retirement plan prior service cost	351
	(1,312)	Total before tax
	523	Tax benefit
	(789)	Net of tax

Three months ended September 30, 2014

Details about Accumulated other Comprehensive Income Components (in thousands)	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statement Where Net Income is Presented
Available-for-sale securities:
Unrealized gains and losses on available-for-sale securities	$20	Net gain on securities transactions
	(8)	Tax expense
	12	Net of tax
Employee benefit plans:
Amortization of the following
Net retirement plan actuarial loss	(266)
Net retirement plan prior service cost	(1)
	(267)	Total before tax
	107	Tax benefit
	(160)	Net of tax

 Nine months ended September 30, 2014

Details about Accumulated other Comprehensive Income Components (in thousands)	Amount Reclassified from Accumulated Other Comprehensive (Loss) Income	Affected Line Item in the Statement Where Net Income is Presented
Available-for-sale securities:
Unrealized gains and losses on available-for-sale securities	$151	Net gain on securities transactions
	(61)	Tax expense
	90	Net of tax
Employee benefit plans:
Amortization of the following
Net retirement plan actuarial loss	(798)
Net retirement plan prior service cost	(3)
	(801)	Total before tax
	320	Tax benefit
	(481)	Net of tax

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

Components of Net Periodic Benefit Cost

	Pension Benefits		Life and Health		SERP Benefits
	Three Months Ended		Three Months Ended		Three Months Ended
(in thousands)	09/30/2015	09/30/2014	09/30/2015	09/30/2014	09/30/2015	09/30/2014
Service cost	$22	$608	$59	$50	$50	$56
Interest cost	145	767	81	92	232	216
Expected return on plan assets	(240)	(1,256)	0	0	0	0
Amortization of net retirement plan actuarial loss	41	215	5	0	156	51
Amortization of net retirement plan prior service (credit) cost	(3)	(31)	4	4	18	28
Net periodic benefit cost	$(35)	$303	$149	$146	$456	$351

Components of Net Period Benefit Cost

	Pension Benefits		Life and Health		SERP Benefits
	Nine Months Ended		Nine Months Ended		Nine Months Ended
(in thousands)	09/30/2015	09/30/2014	09/30/2015	09/30/2014	09/30/2015	09/30/2014
Service cost	$1,394	$1,825	$177	$151	$150	$167
Interest cost	1,610	2,302	242	275	696	649
Expected return on plan assets	(2,748)	(3,768)	0	0	0	0
Amortization of net retirement plan actuarial loss	1,180	644	14	0	469	154
Amortization of net retirement plan prior service cost (credit)	(417)	(92)	12	12	54	84
Recognized actuarial gain due to curtailments	(6,003)	0	0	0	0	0
Net periodic benefit cost	$(4,984)	$911	$445	$438	$1,369	$1,054

The net periodic benefit cost for the Company’s benefit plans are recorded as a component of salaries and benefits in the consolidated statements of income.

The Company realized approximately $1.2 million and $481,000, net of tax, as amortization of amounts previously recognized in accumulated other comprehensive income, for the nine months ended September 30, 2015 and 2014, respectively.

The Company is not required to contribute to the pension plan in 2015, but it may make voluntary contributions. The Company did not contribute to the pension plan in the nine months ended September 30, 2015 or 2014.

Effective July 31, 2015, the Retirement Plan (Accruing Pension Plan) was frozen (participants will no longer accrue benefits after July 31, 2015). The plan freeze was reflected on June 30, 2015, and in accordance with ASC 715 Compensation – Retirement Benefits, a curtailment was triggered. Under a Curtailment due to a plan freeze, any unrecognized Prior Service Cost bases must be fully recognized in benefit cost at the time of the curtailment. The sum of unrecognized Prior Service Cost bases as of June 30, 2015 was $6.0 million.

11. Other Income and Operating Expense

Other income and operating expense totals are presented in the table below. Components of these totals exceeding 1% of the aggregate of total noninterest income and total noninterest expenses for any of the years presented below are stated separately.

	Three Months Ended		Nine Months Ended
(in thousands)	09/30/2015	09/30/2014	09/30/2015	09/30/2014
Noninterest Income
Other service charges	$710	$708	$2,208	$2,511
Increase in cash surrender value of corporate owned life insurance	474	456	1,643	1,431
Net gain on sale of loans	11	125	21	345
Other income	474	603	2,518	1,842
Total other income	$1,669	$1,892	$6,390	$6,129
Noninterest Expenses
Marketing expense	$919	$1,029	$3,373	$3,448
Professional fees	1,334	1,585	4,248	4,484
Legal fees	377	130	1,130	1,191
Software licensing and maintenance	1,186	1,196	3,407	3,512
Cardholder expense	684	678	1,951	2,076
Other expenses	4,009	5,805	13,732	15,800
Total other operating expense	$8,509	$10,423	$27,841	$30,511

12. Financial Guarantees

The Company currently does not issue any guarantees that would require liability recognition or disclosure, other than standby letters of credit. The Company extends standby letters of credit to its customers in the normal course of business. The standby letters of credit are generally short-term. As of September 30, 2015, the Company’s maximum potential obligation under standby letters of credit was $58.4 million compared to $58.2 million at December 31, 2014. Management uses the same credit policies to extend standby letters of credit that it uses for on-balance sheet lending decisions and may require collateral to support standby letters of credit based upon its evaluation of the counterparty. Management does not anticipate any significant losses as a result of these transactions, and has determined that the fair value of standby letters of credit is not significant.

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

Banking

The Banking segment is primarily comprised of the four banking subsidiaries: Tompkins Trust Company, a commercial bank with thirteen banking offices located in Ithaca, NY and surrounding communities; The Bank of Castile (DBA Tompkins Bank of Castile), a commercial bank with seventeen banking offices located in the Genesee Valley region of New York State as well as Monroe County; Mahopac Bank (DBA Tompkins Mahopac Bank), a commercial bank with fourteen full-service banking offices located in the counties north of New York City; and VIST Bank (DBA Tompkins VIST Bank), a banking organization with nineteen banking offices headquartered and operating in the areas surrounding southeastern Pennsylvania.

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

As of and for the three months ended September 30, 2015
(in thousands)	Banking	Insurance	Wealth Management	Intercompany	Consolidated
Interest income	$47,490	$0	$40	$0	$47,530
Interest expense	5,144	0	0	0	5,144
Net interest income	42,346	0	40	0	42,386
Provision for loan and lease losses	281	0	0	0	281
Noninterest income	6,293	7,621	3,788	(280)	17,422
Noninterest expense	29,247	6,069	2,846	(280)	37,882
Income before income tax expense	19,111	1,552	982	0	21,645
Income tax expense	6,156	634	325	0	7,115
Net Income attributable to noncontrolling interests and Tompkins Financial Corporation	12,955	918	657	0	14,530
Less: Net income attributable to noncontrolling interests	33	0	0	0	33
Net Income attributable to Tompkins Financial Corporation	$12,922	$918	$657	$0	$14,497

Depreciation and amortization	$1,503	$93	$30	$0	$1,626
Assets	5,551,880	36,825	13,782	(7,769)	5,594,718
Goodwill	64,500	19,662	8,081	0	92,243
Other intangibles, net	8,173	4,388	467	0	13,028
Net loans and leases	3,603,348	0	0	0	3,603,348
Deposits	4,444,332	0	0	(7,259)	4,437,073
Total Equity	478,567	27,776	11,616	0	517,959

As of and for the three months ended September 30, 2014

(in thousands)	Banking	Insurance	Wealth Management	Intercompany	Consolidated
Interest income	$46,583	$1	$35	$(1)	$46,618
Interest expense	5,044	0	0	(1)	5,043
Net interest income	41,539	1	35	0	41,575
Provision for loan and lease losses	(59)	0	0	0	(59)
Noninterest income	6,607	7,555	3,746	(353)	17,555
Noninterest expense	30,129	5,977	2,784	(353)	38,537
Income before income tax expense	18,076	1,579	997	0	20,652
Income tax expense	5,903	653	341	0	6,897
Net Income attributable to noncontrolling interests and Tompkins Financial Corporation	12,173	926	656	0	13,755
Less: Net income attributable to noncontrolling interests	33	0	0	0	33
Net Income attributable to Tompkins Financial Corporation	$12,140	$926	$656	$0	$13,722

Depreciation and amortization	$1,320	$75	$36	$0	$1,431
Assets	5,049,237	34,742	13,634	(6,694)	5,090,919
Goodwill	64,500	19,662	8,081	0	92,243
Other intangibles, net	9,681	4,987	538	0	15,206
Net loans and leases	3,229,683	0	0	0	3,229,683
Deposits	4,219,127	0	0	(6,267)	4,212,860
Total Equity	453,317	27,177	10,117	0	490,611

For the nine months ended September 30, 2015
(in thousands)	Banking	Insurance	Wealth Management	Intercompany	Consolidated
Interest income	$140,066	$2	$114	$(1)	$140,181
Interest expense	15,238	0	0	(1)	15,237
Net interest income	124,828	2	114	0	124,944
Provision for loan and lease losses	1,412	0	0	0	1,412
Noninterest income	20,346	22,508	11,919	(743)	54,030
Noninterest expense	85,092	17,653	8,490	(743)	110,492
Income before income tax expense	58,670	4,857	3,543	0	67,070
Income tax expense	19,260	1,951	1,194	0	22,405
Net Income attributable to noncontrolling interests and Tompkins Financial Corporation	39,410	2,906	2,349	0	44,665
Less: Net income attributable to noncontrolling interests	98	0	0	0	98
Net Income attributable to Tompkins Financial Corporation	$39,312	$2,906	$2,349	$0	$44,567

Depreciation and amortization	$4,465	$276	$93	$0	$4,834

For the nine months ended September 30, 2014
(in thousands)	Banking	Insurance	Wealth Management	Intercompany	Consolidated
Interest income	$137,703	$5	$100	$(5)	$137,803
Interest expense	15,688	2	0	(5)	15,685
Net interest income	122,015	3	100	0	122,118
Provision for loan and lease losses	751	0	0	0	751
Noninterest income	19,835	21,918	11,990	(1,034)	52,709
Noninterest expense	90,560	17,541	8,608	(1,034)	115,675
Income before income tax expense	50,539	4,380	3,482	0	58,401
Income tax expense	15,982	1,776	1,193	0	18,951
Net Income attributable to noncontrolling interests and Tompkins Financial Corporation	34,557	2,604	2,289	0	39,450
Less: Net income attributable to noncontrolling interests	98	0	0	0	98
Net Income attributable to Tompkins Financial Corporation	$34,459	$2,604	$2,289	$0	$39,352

Depreciation and amortization	$3,909	$184	$110	$0	$4,203

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

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of September 30, 2015 and December 31, 2014, segregated by the level of valuation inputs within the fair value hierarchy used to measure fair value.

Recurring Fair Value Measurements
September 30, 2015
(in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Trading securities
Obligations of U.S. Government sponsored entities	$6,814	$6,814	$0	$0
Mortgage-backed securities – residential U.S. Government sponsored entities	935	935		0
Available-for-sale securities
Obligations of U.S. Government sponsored entities	557,271	0	557,271	0
Obligations of U.S. states and political subdivisions	74,405	0	74,405	0
Mortgage-backed securities – residential, issued by:
U.S. Government agencies	101,554	0	101,554	0
U.S. Government sponsored entities	651,745	0	651,745	0
Non-U.S. Government agencies or sponsored entities	203	0	203	0
U.S. corporate debt securities	2,162	0	2,162	0
Equity securities	943	0	0	943

Borrowings
Other borrowings	10,736	0	10,736	0

The change in the fair value of available-for-sale equity securities valued using significant unobservable inputs (level 3), between January 1, 2015 and September 30, 2015 was mainly due to the reclassification of $475,000 of securities from available-for-sale securities to other assets to reflect the nonmarketable nature of these securities.

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

There were no transfers between Levels 1, 2 and 3 for the three months ended September 30, 2015.

The Company determines fair value for its trading securities using independently quoted market prices. The Company determines fair value for its available-for-sale securities using an independent bond pricing service for identical assets or very similar securities. The Company has reviewed the pricing sources, including methodologies used, and finds them to be fairly stated.

Fair values of borrowings are estimated using Level 2 inputs based upon observable market data. The Company determines fair value for its borrowings using a discounted cash flow technique based upon expected cash flows and current spreads on FHLB advances with the same structure and terms. The Company also receives pricing information from third parties, including the FHLB. The pricing obtained is considered representative of the transfer price if the liabilities were assumed by a third party. The Company’s potential credit risk did not have a material impact on the quoted settlement prices used in measuring the fair value of the FHLB borrowings at September 30, 2015.

Certain assets are measured at fair value on a nonrecurring basis. For the Company, these include loans held for sale, collateral dependent impaired loans, and other real estate owned (“OREO”). During the third quarter of 2015, certain collateral dependent impaired loans were remeasured and reported at fair value through a specific valuation allowance and/or partial charge-offs for loan and lease losses based upon the fair value of the underlying collateral. Collateral values are estimated using Level 2 inputs based upon observable market data. In addition to collateral dependent impaired loans, certain other real estate owned were remeasured and reported at fair value based upon the fair value of the underlying collateral. The fair values of other real estate owned are estimated using Level 2 inputs based on observable market data or Level 3 inputs based on customized discounting criteria. In general, the fair values of other real estate owned are based upon appraisals, with discounts made to reflect estimated costs to sell the real estate. Upon initial recognition, fair value write-downs on other real estate owned are taken through a charge-off to the allowance for loan and lease losses. Subsequent fair value write-downs on other real estate owned are reported in other noninterest expense.

 Three months ended September 30, 2015

		Fair value measurements at reporting date using:			Gain (losses) from fair value changes
	As of	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs	Three months ended
Assets:	09/30/2015	(Level 1)	(Level 2)	(Level 3)	09/30/2015
Impaired Loans	$1,362	$0	$1,362	$0	$0
Other real estate owned	1,049	0	1,049	0	(30)

Three months ended September 30, 2014

		Fair value measurements at reporting date using:			Gain (losses) from fair value changes
	As of	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs	Three months ended
Assets:	09/30/2014	(Level 1)	(Level 2)	(Level 3)	09/30/2014
Impaired Loans	$8,149	$0	$8,149	$0	$(67)
Other real estate owned	2,689	0	2,689	0	10

Nine months ended September 30, 2015

		Fair value measurements at reporting date using:			Gain (losses) from fair value changes
	As of	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs	Nine months ended
Assets:	09/30/2015	(Level 1)	(Level 2)	(Level 3)	09/30/2015
Impaired Loans	$4,307	$0	$4,307	$0	$(80)
Other real estate owned	2,629	0	2,629	0	786

Nine months ended September 30, 2014

		Fair value measurements at reporting date using:			Gain (losses) from fair value changes
	As of	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs	Nine months ended
Assets:	09/30/2014	(Level 1)	(Level 2)	(Level 3)	09/30/2014
Impaired Loans	$9,226	$0	$9,226	$0	$(252)
Other real estate owned	5,182	0	5,182	0	(32)

The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments at September 30, 2015 and December 31, 2014. The carrying amounts shown in the table are included in the Consolidated Statements of Condition under the indicated captions.

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

Estimated Fair Value of Financial Instruments
September 30, 2015
(in thousands)	Carrying Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets:

Cash and cash equivalents	$107,093	$107,093	$107,093	$0	$0
Securities - held to maturity	146,300	149,112	0	149,112	0
FHLB stock	23,562	23,562	0	23,562	0
Accrued interest receivable	17,439	17,439	0	17,439	0
Loans/leases, net[1]	3,603,348	3,624,408	0	4,307	3,620,101

Financial Liabilities:

Time deposits	$877,422	$879,294	$0	$879,294	$0
Other deposits	3,559,651	3,559,651	0	3,559,651	0
Fed funds purchased and securities sold under agreements to repurchase	134,941	137,266	0	137,266	0
Other borrowings	388,210	391,879	0	391,879	0
Trust preferred debentures	37,466	42,861	0	42,861	0
Accrued interest payable	1,952	1,952	0	1,952	0

Estimated Fair Value of Financial Instruments
December 31, 2014
(in thousands)	Carrying Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets:

Cash and cash equivalents	$56,070	$56,070	$56,070	$0	$0
Securities - held to maturity	88,168	89,036	0	89,036	0
FHLB and FRB stock	21,259	21,259	0	21,259	0
Accrued interest receivable	16,518	16,518	0	16,518	0
Loans/leases, net[1]	3,364,291	3,383,742	0	2,891	3,380,851

Financial Liabilities:

Time deposits	$898,081	$899,871	$0	$899,871	$0
Other deposits	3,271,073	3,271,073	0	3,271,073	0
Fed funds purchased and securities sold under agreements to repurchase	147,037	151,201	0	151,201	0
Other borrowings	345,580	350,043	0	350,043	0
Trust preferred debentures	37,337	39,453	0	39,453	0
Accrued interest payable	1,868	1,868	0	1,868	0

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

BUSINESS

Corporate Overview and Strategic Initiatives

Tompkins Financial Corporation (“Tompkins” or the “Company”) is headquartered in Ithaca, New York and is registered as a Financial Holding Company with the Federal Reserve Board under the Bank Holding Company Act of 1956, as amended. The Company is a locally oriented, community-based financial services organization that offers a full array of products and services, including commercial and consumer banking, leasing, trust and investment management, financial planning and wealth management, and insurance services. At September 30, 2015, the Company’s subsidiaries included: four wholly-owned banking subsidiaries, Tompkins Trust Company (the “Trust Company”), The Bank of Castile (DBA Tompkins Bank of Castile), Mahopac Bank (formerly known as Mahopac National Bank, DBA Tompkins Mahopac Bank), VIST Bank (DBA Tompkins VIST Bank); and a wholly-owned insurance agency subsidiary, Tompkins Insurance Agencies, Inc. (“Tompkins Insurance”). The trust division of the Trust Company provides a full array of investment services, including investment management, trust and estate, financial and tax planning as well as life, disability and long-term care insurance services. The Company’s principal offices are located at The Commons, Ithaca, New York, 14851, and its telephone number is (888) 503-5753. The Company’s common stock is traded on the NYSE MKT LLC under the symbol “TMP.”

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

Business Segments

Banking services consist primarily of attracting deposits from the areas served by the Company’s four banking subsidiaries’ 63 banking offices (44 offices in New York and 19 offices in Pennsylvania) and using those deposits to originate a variety of commercial loans, consumer loans, real estate loans (including commercial loans collateralized by real estate), and leases. The Company’s lending function is managed within the guidelines of a comprehensive Board-approved lending policy. Reporting systems are in place to provide management with ongoing information related to loan production, loan quality, concentrations of credit, loan delinquencies, and nonperforming and potential problem loans. Banking services also include a full suite of products such as debit cards, credit cards, remote deposit, electronic banking, mobile banking, cash management, and safe deposit services.

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

OTHER IMPORTANT INFORMATION

The following discussion is intended to provide an understanding of the consolidated financial condition and results of operations of the Company for the three and nine months ended September 30, 2015. It should be read in conjunction with the Company’s Audited Consolidated Financial Statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, and the Unaudited Consolidated Financial Statements and notes thereto included in Part I of this Quarterly Report on Form 10-Q.

In this Report there are comparisons of the Company’s performance to that of a peer group. Unless otherwise stated, this peer group is comprised of the group of 117 domestic bank holding companies with $3 billion to $10 billion in total assets as defined in the Federal Reserve’s “Bank Holding Company Performance Report” for June 30, 2015 (the most recent report available).

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

OVERVIEW

Net income for the third quarter was $14.5 million or $0.96 diluted earnings per share, compared to $13.7 million or $0.92 diluted earnings per share for the same period in 2014. Net income for the first nine months of 2015 was $44.6 million or $2.96 diluted earnings per share, compared to $39.4 million or $2.64 diluted earnings per share in the first nine months of 2014. Results for the year to date were positively impacted by a one-time curtailment gain of $3.6 million, after-tax, related to changes to the Company’s defined benefit pension plan. Exclusive of this one-time gain, net income and diluted earnings per share for the first nine months of 2015 were $41.0 million and $2.72, respectively.

Return on average assets (“ROA”) for the quarter ended September 30, 2015 was 1.05%, compared to 1.08% for the quarter ended September 30, 2014. Return on average shareholders’ equity (“ROE”) for the third quarter of 2015 was 11.29%, compared to 11.11%, for the same period in 2014. Tompkins’ 2015 third quarter ROA and ROE compare to the most recent peer average ratios of 0.98% and 8.70%, respectively, ranking Tompkins’ ROA in the 71st percentile and ROE in the 84th percentile of the peer group.

The following table summarizes the Company’s results of operations for the periods indicated on a GAAP basis and on an operating (non-GAAP) basis for the periods indicated. Operating results in the below table exclude nonrecurring income and expenses. The Company believes the non-GAAP measures provide meaningful comparisons of our underlying operational performance and facilitates management’s and investors’ assessments of business and performance trends in comparison to others in the financial services industry. In addition, the Company believes the exclusion of the nonoperating items from our performance enables management and investors to perform a more effective evaluation and comparison of our results and to assess performance in relation to our ongoing operations. These non-GAAP financial measures should not be considered in isolation or as a measure of the Company’s profitability or liquidity; they are in addition to, and are not a substitute for, financial measures under GAAP. Net operating income, adjusted diluted earnings per share, and operating return on average tangible equity capital as presented herein may be different from non-GAAP financial measures used by other companies, and may not be comparable to similarly titled measures reported by other companies. Further, the Company may utilize other measures to illustrate performance in the future. Non-GAAP financial measures have limitations since they do not reflect all of the amounts associated with the Company’s results of operations as determined in accordance with GAAP.

 Adjusted Diluted Earnings Per Share

	Three Months Ended		Nine Months Ended
(in thousands, except per share data)	09/30/2015	09/30/2014	09/30/2015	09/30/2014
Net income attributable to Tompkins Financial Corporation	$14,497	$13,722	$44,567	$39,352
Less: dividends and undistributed earnings allocated to unvested stock awards	(189)	(119)	(609)	(353)
Net income available to common shareholders (GAAP)	14,308	13,603	43,958	38,999
Diluted earnings per share (GAAP)	0.96	0.92	2.96	2.64

Adjustments for non-operating income and expense, net of tax:
Gain on pension plan curtailment	0	0	(3,602)	0
Total adjustments, net of tax	0	0	(3,602)	0

Net operating income available to common shareholders (Non-GAAP)	14,308	13,603	40,356	38,999
Adjusted diluted earnings per share (Non-GAAP)	0.96	0.92	2.72	2.64

Operating Return on Average Tangible Common Equity (Non-GAAP)

	Three Months Ended		Nine Months Ended
(in thousands)	09/30/2015	09/30/2014	09/30/2015	09/30/2014
Net operating income available to common shareholders (Non-GAAP)	14,308	13,603	40,356	38,999
Amortization of intangibles, net of tax	298	311	902	942
Adjusted net operating income available to common shareholders (Non-GAAP)	14,606	13,914	41,258	39,941
Average Tompkins Financial Corporation shareholders’ common equity	507,984	488,386	502,622	478,077
Average goodwill and intangibles[1]	104,633	106,471	105,132	106,949
Average Tompkins financial Corporation shareholders’ tangible common equity (Non-GAAP)	403,351	381,915	397,490	371,128
Adjusted operating return on average shareholders’ tangible common equity (Non-GAAP)	14.37%	14.46%	13.88%	14.39%

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

Banking Segment

The banking segment reported net income of $12.9 million for the third quarter of 2015, up $782,000 or 6.4% from net income of $12.1 million for the same period in 2014. For the nine months ended September 30, 2015, the banking segment reported net income of $39.3 million, up $4.9 million or 14.1% over the same period in 2014.

Net interest income of $42.3 million for the third quarter of 2015 was up $807,000 or 1.9% over the same period in 2014. For the nine months ended September 30, 2015, net interest income of $124.8 million was up $2.8 million or 2.3% compared to prior year. Growth in average earning assets and lower funding costs offset the effect of lower asset yields and contributed to favorable year-over-year comparisons. Net interest margin for the nine months ended September 30, 2015 was 3.39% compared to 3.58% for the same period prior year.

The provision for loan and lease losses was $281,000 for the three months ended September 30, 2015; up from a credit of $59,000 for the same period in 2014. Provision expense also increased for the nine months ended September 30, 2015 to $1.4 million from $751,000 in the previous year. The increase in provision expense was largely attributable to growth in total loans.

Noninterest income for the three months ended September 30, 2015 of $6.3 million was down $314,000 or 4.8% compared to the same period in 2014, and for the nine months ended September 30, 2015 was up $511,000 or 2.6% to $20.3 million compared to $19.8 million for the nine months ended September 30, 2014. The primary contributors to the decrease in the third quarter of 2015 compared to the third quarter of 2014 were: service charges on deposit accounts were down $96,000, mainly due to lower overdraft fees; gains on the sales of residential mortgage loans were down $114,000, mainly a result of the decision to hold more loans in the portfolio; and other income was down $129,000. The primary contributors to the increase for the nine months ended September 30, 2015 compared to the same period in 2014 were: cycle fees on deposit accounts were up $120,000, primarily in personal and business checking; increased realized gains on available for sale securities of $72,000; and increased card services fees of $65,000, primarily due to income from debit cards.

Noninterest expense of $29.2 million for the third quarter and $85.1 million for the nine months ended September 30, 2015 were down $882,000 or 2.9% and down $5.5 million or 6.0%, respectively, from the same periods in 2014. The favorable quarterly comparison is mainly a result of lower professional fees and lower amortization of our FDIC Indemnification asset in 2015 than 2014. The year to date decline is primarily attributed to the curtailment of the Company’s defined benefit pension plan, which resulted in a $5.5 million credit to pension and other employee benefits expense in the second quarter of 2015 in accordance with accounting guidance. This decrease was partially offset by an increase in salaries and wages due to normal annual merit and market increases, increases in incentive compensation, as well as an increase in the number of employees.

Insurance Segment

The insurance segment reported net income of $918,000 for the three months ended September 30, 2015; down $8,000 or 0.9% from the third quarter of 2014. For the nine month period ended September 30, 2015, net income rose $302,000 or 11.6% compared to 2014. Noninterest income was up $66,000 or 0.9% in the third quarter of 2015, compared to the same period in 2014 and up $590,000 or 2.7% to $22.5 million for the nine months ended September 30, 2015. Noninterest expenses for the three months ended September 30, 2015 were up $92,000 or 1.5% compared to the third quarter of 2014 and for the first nine months of 2015 were up $112,000 or 0.6% compared to the same period in 2014. The increase in noninterest expense for the third quarter and year ending September 30, 2015 is the result of increases in salaries and wages reflecting normal annual merit adjustments and sales commissions. The year over year increase was partially offset by a second quarter adjustment of $462,000 related to the curtailment of the Company’s defined pension plan mentioned above.

Wealth Management Segment

The wealth management segment reported net income of $657,000 for the three months ended September 30, 2015, flat compared to the third quarter of 2014. Net income for the nine months ended September 30, 2015 increased $60,000 or 2.6% to $2.3 million compared to the same period in 2014. Noninterest income was up $42,000 or 1.1% for the third quarter of 2015 and down $71,000 or 0.6% for the first nine months of 2015 compared to the prior year. Noninterest expenses for the three months ended September 30, 2015 were up $62,000 or 2.2% and were down $118,000 or 1.4% for the nine months ended September 30, 2015 compared to the same period of 2014. The third quarter increase in noninterest expense is due primarily to the increases in salaries and wages reflecting normal annual merit adjustments.

Average Consolidated Statements of Condition and Net Interest Analysis (Unaudited)

	Quarter Ended September 30, 2015			Year to Date Period Ended September 30, 2015			Year to Date Period Ended September 30, 2014
(Dollar amounts in thousands)	Average Balance (QTD)	Interest	Average Yield/Rate	Average Balance (YTD)	Interest	Average Yield/Rate	Average Balance (YTD)	Interest	Average Yield/Rate
ASSETS
Interest-earning assets
Interest-bearing balances due from banks	$1,957	$1	0.20%	$1,725	$3	0.23%	$782	$2	0.34%
Securities (1)
U.S. Government securities	1,438,436	7,439	2.05%	1,441,360	22,807	2.12%	1,304,141	22,163	2.27%
Trading securities	8,008	86	4.26%	8,437	270	4.28%	10,327	321	4.16%
State and municipal (2)	85,554	783	3.63%	86,846	2,486	3.83%	96,992	3,157	4.35%
Other securities (2)	3,705	31	3.32%	3,740	91	3.25%	4,571	107	3.13%
Total securities	1,535,703	8,339	2.15%	1,540,383	25,654	2.23%	1,416,031	25,748	2.43%
FHLBNY and FRB stock	26,556	262	3.93%	23,771	834	4.69%	20,192	616	4.08%

Total loans and leases, net of unearned income (2)(3)	3,574,449	39,913	4.43%	3,479,528	116,547	4.48%	3,218,371	113,924	4.73%
Total interest-earning assets	5,138,665	48,517	3.75%	5,045,407	143,038	3.79%	4,655,376	140,290	4.03%

Other assets	347,980			352,808			368,584

Total assets	5,486,645			5,398,215			5,023,960

LIABILITIES & EQUITY
Deposits
Interest-bearing deposits
Interest bearing checking, savings, & money market	2,322,974	949	0.16%	2,332,674	2,863	0.16%	2,265,787	3,276	0.19%
Time deposits	890,933	1,704	0.76%	904,911	5,032	0.75%	901,283	5,070	0.75%
Total interest-bearing deposits	3,213,907	2,653	0.33%	3,237,585	7,895	0.33%	3,167,070	8,346	0.35%
Federal funds purchased & securities sold under agreements to repurchase	134,620	685	2.02%	136,073	2,020	1.98%	147,775	2,263	2.05%
Other borrowings	470,060	1,223	1.03%	413,819	3,596	1.16%	258,578	3,362	1.74%
Trust preferred debentures	37,438	583	6.18%	37,395	1,726	6.17%	37,227	1,714	6.16%
Total interest-bearing liabilities	3,856,025	5,144	0.53%	3,824,872	15,237	0.53%	3,610,650	15,685	0.58%
Noninterest bearing deposits	1,052,669			1,003,318			879,691
Accrued expenses and other liabilities	68,433			65,902			54,040

Total liabilities	4,977,127			4,894,092			4,544,381

Tompkins Financial Corporation Shareholders’ equity	507,984			502,622			478,078
Noncontrolling interest	1,534			1,501			1,501
Total equity	509,518			504,123			479,579

Total liabilities and equity	$5,486,645			$5,398,215			$5,023,960
Interest rate spread			3.22%			3.26%			3.45%
Net interest income/margin on earning assets		43,373	3.35%		127,801	3.39%		124,605	3.58%

Tax Equivalent Adjustment		(987)			(2,857)			(2,487)
Net interest income per consolidated financial statements		$42,386			$124,944			$122,118

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

Net Interest Income

Net interest income is the Company’s largest source of revenue, representing 70.9% and 69.8% of total revenues for the three and nine month periods ended September 30, 2015, compared to 70.3% and 69.9% for the same periods in 2015. Net interest income is dependent on the volume and composition of interest earning assets and interest-bearing liabilities and the level of market interest rates. The above table shows average interest-earning assets and interest-bearing liabilities, and the corresponding yield or cost associated with each.

Taxable-equivalent net interest income for the three and nine months ended September 30, 2015 was up 2.3% and 2.6%, respectively, over the same periods in 2014. Taxable-equivalent net interest income in 2015 benefitted from growth in average earning assets, which increased by 9.4% and 8.4% for the three and nine month periods ended September 30, 2015, and growth in noninterest bearing deposits which increased by 13.7% and 14.1% compared to the same periods prior year. These factors offset the impact of lower asset yields and lower net interest margins compared to prior year. The taxable equivalent net interest margin was 3.35% and 3.58%, respectively, for the three and nine month periods ended September 30, 2015 compared to 3.58% for the same periods in 2014.

Taxable-equivalent interest income for the three and nine month periods ended September 30, 2015 was $48.5 million and $143.0 million, respectively, which is up 2.3% and 2.0% from the same periods in 2014. Growth in average earning assets offset lower asset yields. The average yield on interest earning assets declined 26 basis points or 6.5% and 24 basis points or 6.0% for the three and nine months ended September 30, 2015 compared to the same periods in 2014. Average loan balances for the three and nine months ended September 30, 2015 were up $333.6 million or 10.3%, and $261.2 million or 8.1%, respectively, while the average yields on loans for the same periods were down 31 basis points and 25 basis points, respectively, compared to the same periods in 2014. Average loan balances represented about 69.6% and 69.0% of average earning assets for the three and nine months ended September 30, 2015, up from 69.0% and down from 69.1%, respectively, for the same periods in 2014. Average securities balances for the three months ended September 30, 2015 were up $100.5 million or 7.0%, and for the nine months ended September 30, 2015 were up by $124.4 million or 8.8% from the same periods in 2014. The average yield on securities for the third quarter of 2015 was down 19 basis points and for the nine months ended September 30, 2015 was down 20 basis points compared to the same periods prior year.

Interest expense for the three and nine months ended September 30, 2015 increased by $101,000 or 2.0% and decreased $448,000 or 2.9%, respectively, compared to the same periods in 2014. Both periods benefitted from lower average rates paid on deposits and borrowings; however, this benefit was more than offset by higher average balances of deposits and borrowings in the third quarter of 2015 compared to the third quarter of 2014, resulting in the increase in interest expense. The average rate paid on interest bearing deposits was 0.33% during both the three and nine months ended September 30, 2015, down 2 basis points from the same periods in 2014. Average interest bearing deposits for the third quarter of 2015 were up $47.8 million or 1.5% compared to the same period in 2014, while year-to-date average interest bearing deposits were up $70.5 million or 2.2% from the same period in 2014. Average noninterest bearing deposits for the three and nine month periods ended September 30, 2015 were up $126.7 million or 13.7% and $123.6 million or 14.1%, respectively, compared to the same periods in 2014. Average other borrowings for the three and nine months ended September 30, 2015 increased by $221.4 million or 89.1% and $155.2 million or 60.0%, respectively, compared to the same periods in 2014. The increase was mainly in overnight borrowings with the FHLB, which contributed to the decrease in average funding cost in this category in 2015.

Provision for Loan and Lease Losses

The provision for loan and lease losses represents management’s estimate of the amount necessary to maintain the allowance for loan and lease losses at an adequate level. The provision for loan and lease losses was an expense of $281,000 for the third quarter of 2015 and $1.4 million for the nine months ended September 30, 2015, compared to a credit of $59,000 and expense of $751,000 for the respective periods in 2014. The increase in provision expense was mainly a result of growth in total loans over prior year. Asset quality metrics were improved from prior year, with lower levels of nonperforming loans and leases and criticized and classified loans compared to prior year. The section captioned “Financial Condition – Allowance for Loan and Lease Losses and Nonperforming Assets” below has further details on the allowance for loan and lease losses and asset quality metrics.

Noninterest Income

Noninterest income was $17.4 million for the third quarter of 2015 and $54.0 million for the nine months ended September 30, 2015, representing a decrease of 0.8% for the quarter and an increase of 2.5% for the year to date, compared to the same periods prior year. Noninterest income represented 29.1% of total revenue for the three months ended September 30, 2015 compared to 29.7% in the third quarter of 2014, and 30.2% for the nine months ended September 30, 2015 compared to 30.1% for the same period in 2014.

Insurance commissions and fees were $7.6 million and $22.3 million for the three and nine months ended September 30, 2015, compared to $7.5 million and $21.8 million, respectively, for the same periods in 2014. The increase for the year to date period in 2015 is mainly due to growth in property and casualty policies and financial services policies.

Investment services income was $3.7 million in third quarter of 2015, an increase of 1.0% from $3.6 million in the third quarter of 2014. Investment services income of $11.5 million for the first nine months of 2015 was unchanged from the comparable period in 2014. Investment services income includes trust services, financial planning, wealth management services, and brokerage related services. With fees largely based on the market value and the mix of assets managed, the general direction of the stock market can have a considerable impact on fee income. The fair value of assets managed by, or in custody of, Tompkins was $3.8 billion at September 30, 2015, up 3.6% from $3.7 billion at September 30, 2014. These figures include $1.1 billion and $1.0 billion, respectively, of Company-owned securities where Tompkins Trust Company is custodian. The increase in assets under management contributed to an increase in trust and wealth management fees in 2015 over prior year. Fees from brokerage services were down in 2015 from 2014. At the end of the first quarter of 2015, the Company concluded operations attributable to its internal broker dealer and registered investment advisory group and engaged a new broker dealer of record. This transition has contributed to the decrease in year over year brokerage services income.

Service charges on deposit accounts were down $96,000 or 3.8% for the third quarter of 2015 compared to the third quarter of 2014 and down $198,000 or 2.8% for the nine months ended September 30, 2015 compared to the same period in 2014. The decrease was mainly due to a decrease in overdraft fees offset by higher personal and business cycle fees. Overdraft fees, the largest component of service charges on deposit accounts, were down $192,000 or 10.8% and $395,000 or 7.9% for both the three and nine months ended September 30, 2015 compared to same periods prior year.

Card services income for the three months and nine months ended September 30, 2015 was up $65,000 or 3.4% and down $124,000 or 2.1% compared to the same periods in 2014. Debit card income, the largest component of card services income, was up $68,000 or 5.0% for the third quarter and down $166,000 or 3.8% for the nine months ended September 30, 2015.

The Company recognized gains on the sales/calls of available-for-sale securities of $92,000 and $1.1 million for the three and nine months ended September 30, 2015, which were up from gains of $20,000 and $151,000, respectively, for the same periods in 2014. Sales of available-for-sale securities are generally the result of general portfolio maintenance and interest rate risk management.

Other income of $1.7 million in the third quarter of 2015 was down 11.8% from the third quarter of 2014. For the first nine months of 2015, other income was $6.4 million, up 4.3% from the same period in 2014. The significant components of other income are other service charges, increases in cash surrender value of corporate owned life insurance (“COLI”), gains on the sales of residential mortgage loans and income from miscellaneous equity investments. The primary contributors to the decrease in the third quarter of 2015 compared to the third quarter of 2014 were: gains on the sales of residential mortgage loans were down by $114,000, mainly a result of the decision to hold more loans in portfolio; and other income was down $129,000, mainly a result of lower income on miscellaneous investments.

Noninterest Expense

Noninterest expense of $37.9 million and $110.5 million for the three and nine months ended September 30, 2015, was down 1.7% and 4.5%, respectively, compared to the same periods in 2014. The year to date decline is mainly attributable to the curtailment of the Company’s defined benefit pension plan, which resulted in a $6.0 million credit to pension and other employee benefits expense in the second quarter of 2015 in accordance with accounting guidance. Excluding the pension gain in 2015, total noninterest expenses for the first nine months of 2015 would be up less than 1% from 2014.

Salaries and wages expense for the three and nine months ended September 30, 2015 were up by $804,000 or 4.6% and $2.5 million or 4.7%, respectively, over the same periods in 2014. The increases reflect additional employees, annual merit increases and higher accruals for incentive compensation. Pension and other employee related benefits were up 8.6% for the third quarter of 2015 and down 32.1% for the nine months ended September 30, 2015 compared to the same periods in 2014. Pension expense is down year over year, mainly a result of pension curtailment discussed above.

Net occupancy expense was $2.9 million for the third quarter of 2015, down $78,000 or 2.6% from the same period in 2014 and was $9.3 million for the nine months ended September 30, 2015, unchanged from the same period in 2014.

Other operating expense for the three and nine months ended September 30, 2015 was down 18.4% and 8.8%, respectively, compared to the same periods prior year. The favorable quarterly comparison is mainly a result of lower professional fees and lower amortization of our FDIC Indemnification asset in 2015 than 2014.

Overall, all other expense categories remained relatively flat compared to the same period prior year.

Income Tax Expense

The provision for income taxes was $7.1 million for an effective rate of 32.9% for the third quarter of 2015, compared to tax expense of $6.9 million and an effective rate of 33.4% for the same quarter in 2014. For the first nine months of 2015, the tax provision was $22.4 million for an effective rate of 33.4% compared to a tax provision of $18.9 million and an effective rate of 32.5% for the same period in 2014. The effective rates differ from the U.S. statutory rate of 35.0% during the comparable periods primarily due to the effect of tax-exempt income from loans, securities and life insurance assets.

FINANCIAL CONDITION

Total assets were $5.6 billion at September 30, 2015, up $325.2 million or 6.2% over December 31, 2014. The growth over year-end was primarily attributable to growth in originated loans, which were up $309.4 million or 10.9%, increased cash and cash equivalents, which were up $51.0 million or 91.0%, and growth in held-to-maturity securities, which were up $58.1 million or 65.9%. This growth was partially offset by a decrease in acquired loans, which were down $68.4 million or 12.4%. Total deposits increased $267.9 million or 6.4% compared to December 31, 2014, mainly a result of an inflow of municipal deposits. Other borrowings increased $42.4 million or 11.9% from December 31, 2014, as a result of loan growth outpacing deposit growth.

Securities

As of September 30, 2015, the Company’s securities portfolio was $1.5 billion or 27.6% of total assets, compared to $1.4 billion or 28.5% of total assets at year-end 2014. The following table details the composition of available-for-sale and held-to-maturity securities.

Available-for-Sale Securities
	09	/30/2015	12/31/2014
(in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Obligations of U.S. Government sponsored entities	$548,390	$557,271	$553,300	$557,820
Obligations of U.S. states and political subdivisions	73,585	74,405	70,790	71,510
Mortgage-backed securities
U.S. Government agencies	100,448	101,554	108,931	109,926
U.S. Government sponsored entities	652,015	651,745	660,195	659,120
Non-U.S. Government agencies or sponsored entities	200	203	267	271
U.S. corporate debt securities	2,500	2,162	2,500	2,162
Total debt securities	1,377,138	1,387,340	1,395,983	1,400,809
Equity securities	1,000	943	1,475	1,427
Total available-for-sale securities	$1,378,138	$1,388,283	$1,397,458	$1,402,236

Held-to-Maturity Securities
	09	/30/2015	12/31/2014
(in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Obligations of U.S. Government sponsored entities	$132,577	$134,962	$71,906	$72,269
Obligations of U.S. states and political subdivisions	$13,723	$14,150	$16,262	$16,767
Total held-to-maturity debt securities	$146,300	$149,112	$88,168	$89,036

Unrealized gains, which represent the amount by which the fair value exceeds amortized cost, in the available-for-sale securities portfolio increased as of September 30, 2015, compared to unrealized gains at December 31, 2014, as a result of favorable movement in market interest rates. Management’s policy is to purchase investment grade securities that on average have relatively short duration, which helps mitigate interest rate risk and provides sources of liquidity without significant risk to capital. The increase in the held-to-maturity portfolio was due to purchases of Obligations of U.S. Government sponsored entities during the nine month period ended September 30, 2015.

The Company has no investments in preferred stock of U.S. government sponsored entities and no investments in pools of Trust Preferred securities. Quarterly, the Company evaluates all investment securities with a fair value less than amortized cost to identify any other-than-temporary impairment as defined under generally accepted accounting principles.

As a result of the other-than-temporarily impairment review process, the Company does not consider any investment security held at September 30, 2015 to be other-than-temporarily impaired. Future changes in interest rates or the credit quality and credit support of the underlying issuers may reduce the market value of these and other securities. If such decline is determined to be other than temporary, the Company will record the necessary charge to earnings and/or accumulated other comprehensive income to reduce the securities to their then current fair value.

The Company maintained a trading portfolio with a fair value of $7.7 million as of September 30, 2015, compared to $9.0 million at December 31, 2014. The decrease in the trading portfolio reflects maturities or payments during the three and nine months ended September 30, 2015. For the three and nine months ended September 30, 2015, net mark-to-market losses related to the securities trading portfolio were $69,000 and $206,000, respectively, compared to net mark-to-market losses for the three and nine months ended September 30, 2014 of $87,000 and $181,000, respectively.

Loans and Leases

Loans and leases at September 30, 2015 and December 31, 2014 were as follows:

	09/30/2015		12/31/2014
(in thousands)	Originated	Acquired	Total Loans and Leases	Originated	Acquired	Total Loans and Leases
Commercial and industrial
Agriculture	$65,831	$0	$65,831	$78,507	$0	$78,507
Commercial and industrial other	741,411	90,643	832,054	688,529	97,034	785,563
Subtotal commercial and industrial	807,242	90,643	897,885	767,036	97,034	864,070
Commercial real estate
Construction	86,050	34,239	120,289	72,427	35,906	108,333
Agriculture	84,135	2,154	86,289	58,994	3,182	62,176
Commercial real estate other	1,104,085	267,126	1,371,211	979,621	308,488	1,288,109
Subtotal commercial real estate	1,274,270	303,519	1,577,789	1,111,042	347,576	1,458,618
Residential real estate
Home equity	200,149	45,370	245,519	186,957	56,008	242,965
Mortgages	796,661	28,939	825,600	710,904	32,282	743,186
Subtotal residential real estate	996,810	74,309	1,071,119	897,861	88,290	986,151
Consumer and other
Indirect	17,788	0	17,788	18,298	0	18,298
Consumer and other	41,608	880	42,488	35,874	1,095	36,969
Subtotal consumer and other	59,396	880	60,276	54,172	1,095	55,267
Leases	14,339	0	14,339	12,251	0	12,251
Covered loans	0	15,576	15,576	0	19,319	19,319
Total loans and leases	3,152,057	484,927	3,636,984	2,842,362	553,314	3,395,676
Less: unearned income and deferred costs and fees	(2,671)	0	(2,671)	(2,388)	0	(2,388)
Total loans and leases, net of unearned income and deferred costs and fees	$3,149,386	$484,927	$3,634,313	$2,839,974	$553,314	$3,393,288

Residential real estate loans, including home equity loans at September 30, 2015 were $1.1 billion, up $85.0 million or 8.6% compared to December 31, 2014, and comprised 29.5% of total loans and leases. Growth in residential loan balances is impacted by the Company’s decision to retain these loans or sell them in the secondary market due to interest rate considerations. The Company’s Asset/Liability Committee meets regularly and establishes standards for selling and retaining residential real estate mortgage originations.

The Company may sell residential real estate loans in the secondary market based on interest rate considerations. These residential real estate loans are generally sold to Federal Home Loan Mortgage Corporation (“FHLMC”) or State of New York Mortgage Agency (“SONYMA”) without recourse in accordance with standard secondary market loan sale agreements. These residential real estate loans also are subject to customary representations and warranties made by the Company, including representations and warranties related to gross incompetence and fraud. The Company has not had to repurchase any loans as a result of these representations and warranties. While in the past in rare circumstances the Company agreed to sell residential real estate loans with recourse, the Company has not done so in the past several years and the amount of such loans included on the Company’s balance sheet at September 30, 2015 was insignificant. The Company has never had to repurchase a loan sold with recourse.

During the first nine months of 2015 and 2014, the Company sold residential mortgage loans totaling $1.4 million and $18.7 million, respectively, and realized gains on these sales of $21,000 and $345,000, respectively. These residential real estate loans were sold without recourse in accordance with standard secondary market loan sale agreements. When residential mortgage loans are sold, the Company typically retains all servicing rights, which provides the Company with a source of fee income. Mortgage servicing rights, at amortized basis, totaled $922,000 at September 30, 2015 and $1.0 million at December 31, 2014.

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

Commercial and industrial loans and commercial real estate loans totaled $897.9 million and $1.6 billion, and represented 24.7% and 43.4%, respectively of total loans as of September 30, 2015. The commercial real estate portfolio was up 8.2% over year-end 2014, while commercial and industrial loans were up 3.9%. As of September 30, 2015, agriculturally-related loans totaled $152.1 million or 4.2% of total loans and leases, up from $140.7 million or 4.2% of total loans and leases at December 31, 2014. There is generally an increase in agriculturally-related loans at year end related to tax planning and these loans are typically paid down over the first part of the year. Agriculturally-related loans include loans to dairy farms and cash and vegetable crop farms. Agriculturally-related loans are primarily made based on identified cash flows of the borrower with consideration given to underlying collateral, personal guarantees, and government related guarantees. Agriculturally-related loans are generally secured by the assets or property being financed or other business assets such as accounts receivable, livestock, equipment or commodities/crops.

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

The carrying value of acquired loans acquired and accounted for in accordance with ASC Subtopic 310-30, “Receivables Loans and Debt Securities Acquired with Deteriorated Credit Quality,” was $28.2 million at September 30, 2015 as compared to $34.4 million at December 31, 2014. Under ASC Subtopic 310-30, loans may be aggregated and accounted for as pools of loans if the loans being aggregated have common risk characteristics. The Company elected to account for the loans with evidence of credit deterioration individually rather than aggregate them into pools. The difference between the undiscounted cash flows expected at acquisition and the investment in the acquired loans, or the “accretable yield,” is recognized as interest income utilizing the level-yield method over the life of each loan. Contractually required payments for interest and principal that exceed the undiscounted cash flows expected at acquisition, or the “non-accretable difference,” are not recognized as a yield adjustment, as a loss accrual or as a valuation allowance.

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

The carrying value of loans not exhibiting evidence of credit impairment at the time of the acquisition (i.e. loans outside of the scope of ASC 310-30) was $456.6 million at September 30, 2015. At acquisition, these loans were recorded at fair value, including a credit discount. Credit losses on acquired performing loans are estimated based on analysis of the performing portfolio. The purchased performing portfolio also included a general interest rate mark (premium). Both the credit discount and interest rate mark are accreted/amortized as a yield adjustment over the estimated lives of the loans. Interest is accrued daily on the outstanding principal balance of purchased performing loans.

At September 30, 2015, acquired loans included $15.6 million of covered loans. VIST Financial Corp had acquired these loans in an FDIC assisted transaction in the fourth quarter of 2010. In accordance with loss sharing agreements with the FDIC, certain losses and expenses relating to covered loans may be reimbursed by the FDIC at 70% or, if certain levels of reimbursement are reached, 80%. See Note 7 – “FDIC Indemnification Asset Related to Covered Loans” in the Notes to Unaudited Condensed Consolidated Financial Statements included in Part I of this Quarterly Report on Form 10-Q.

The Company has adopted comprehensive lending policies, underwriting standards and loan review procedures. Management reviews these policies and procedures on a regular basis. The Company discussed its lending policies and underwriting guidelines for its various lending portfolios in Note 3 – “Loans and Leases” in the Notes to Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. There have been no significant changes in these policies and guidelines. As such, these policies are reflective of new originations as well as those balances held at September 30, 2015. The Company’s Board of Directors approves the lending policies at least annually. The Company recognizes that exceptions to policy guidelines may occasionally occur and has established procedures for approving exceptions to these policy guidelines. Management has also implemented reporting systems to monitor loan originations, loan quality, concentrations of credit, loan delinquencies and nonperforming loans and potential problem loans.

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

(in thousands)	09/30/2015	12/31/2014	09/30/2014

Allowance for originated loans and leases

Commercial and industrial	$8,472	$9,157	$8,858
Commercial real estate	14,215	12,069	10,682
Residential real estate	5,447	5,030	5,423
Consumer and other	2,316	1,900	2,222
Total	$30,450	$28,156	$27,185

(in thousands)	09/30/2015	12/31/2014	09/30/2014

Allowance for acquired loans

Commercial and industrial	$366	$431	$95
Commercial real estate	63	337	360
Residential real estate	86	51	128
Consumer and other	0	22	18
Total	$515	$841	$601

As of September 30, 2015, the total allowance for loan and lease losses was $31.0 million, which was up $2.0 million or 6.8% over year-end 2014. The increase in the allowance compared to year-end was mainly due to growth in the originated loan portfolio. Loans internally-classified Special Mention, Substandard and Doubtful were down from prior year as were the level of nonperforming loans and leases. The allowance for loan and lease losses covered 133.18% of nonperforming loans and leases as of September 30, 2015, compared to 128.43% at December 31, 2014, and 108.92% at September 30, 2014.

The Company’s allowance for originated loan and lease losses totaled $30.5 million at September 30, 2015, which represented 0.97% of total originated loans, compared to 0.98% at prior quarter end, and 1.02% at September 30, 2014. Originated loans internally-classified as Special Mention, Substandard and Doubtful totaled $45.1 million at September 30, 2015, which were down $2.2 million or 4.7% compared to prior quarter, and down $8.7 million or 16.1% compared to September 30, 2014. The decrease is mainly due to paydowns of classified assets and upgrades of risk ratings in our commercial loan portfolio and commercial real estate construction portfolios as a result of improving financial conditions of our commercial customers.

The allowance for acquired loans at September 30, 2015 was $515,000, down $326,000 or 38.8% from year-end 2014 and down $86,000 or 14.3% compared to September 30, 2014. The amount of acquired loans internally-classified as Special Mention, Substandard and Doubtful totaled $25.1 million at September 30, 2015, up from $23.5 million at prior quarter end and down from $31.6 million at September 30, 2014. Loan pay downs coupled with charge offs contributed to the decrease from the same quarter prior year. Nonaccrual acquired loans were $4.9 million as of September 30, 2015 compared to $5.0 million at prior quarter end, and $5.0 million at September 30, 2014.

Activity in the Company’s allowance for loan and lease losses during the nine months of 2015 and 2014 is illustrated in the table below.

Analysis of the Allowance for Originated Loan and Lease Losses

(in thousands)	09/30/2015	09/30/2014
Average originated loans outstanding during period	$2,960,045	$2,586,982
Balance of originated allowance at beginning of year	$28,156	$26,700

ORIGINATED LOANS CHARGED-OFF:
Commercial and industrial	169	275
Commercial real estate	14	619
Residential real estate	408	385
Consumer and other	751	952
Total loans charged-off	$1,342	$2,231

RECOVERIES OF ORIGINATED LOANS PREVIOUSLY CHARGED-OFF:
Commercial and industrial	792	557
Commercial real estate	1,064	1,506
Residential real estate	107	87
Consumer and other	391	375
Total loans recoveries	$2,354	$2,525
Net loans (recovered) charged-off	(1,012)	(294)
Additions to originated allowance charged to operations	1,282	191
Balance of originated allowance at end of period	$30,450	$27,185
Allowance for originated loans and leases as a percentage of originated loans and leases	0.97%	1.02%
Annualized net (recoveries) charge-offs on originated loans to average total originated loans and leases during the period	(0.05%)	(0.02%)

Analysis of the Allowance for Acquired Loan Losses

(in thousands)	09/30/2015	09/30/2014
Average acquired loans outstanding during period	$519,483	$631,389
Balance of acquired allowance at beginning of year	841	1,270

ACQUIRED LOANS CHARGED-OFF:
Commercial and industrial	53	243
Commercial real estate	216	631
Residential real estate	320	345
Consumer and other	5	10
Total loans charged-off	$594	$1,229

Commercial and industrial	7	0
Commercial real estate	129	0
Residential real estate	2	0
Total loans recovered	$138	$0
Net loans charged-off	456	1,229
Additions to acquired allowance charged to operations	130	560
Balance of acquired allowance at end of period	$515	$601
Allowance for acquired loans as a percentage of acquired loans outstanding	0.10%	0.10%
Annualized net (recoveries) charge-offs on acquired loans as a percentage of average acquired loans outstanding during the period	0.12%	0.26%
Annualized total net charge-offs as a percentage of average loans and leases outstanding during the period	(0.02%)	0.04%

For the three months ended September 30, 2015, net loan and lease recoveries totaled $593,000 compared to net loan and lease recoveries of $328,000 for the same period in 2014. For the nine months ended September 30, 2015, net loan and lease recoveries were $556,000 compared to net charge-offs of $935,000 for the same period in 2014. In 2015 and 2014, the Company recognized significant recoveries on two commercial relationships that were previously charged-off. Annualized net (recoveries) charge-offs for the nine month period ended September 30, 2015 as a percentage of average total loans and leases was (0.02%) compared to 0.04% for the nine months ended September 30, 2014. The most recent peer ratio is 0.08%.

For the three and nine months ended September 30, 2015, the provision for loan and lease losses was $281,000 and $1.4 million compared to a provision credit of $59,000 and provision expense of $751,000 for the same periods in 2014. The increase in provision for loan and lease losses in 2015 compared to 2014 was mainly a result of growth in total loans, which was partially offset by generally favorable asset quality trends.

Analysis of Past Due and Nonperforming Loans

(in thousands)	09/30/2015[1]	12/31/2014[1]	09/30/2014[1]
Loans 90 days past due and accruing
Commercial and industrial	$0	$0	$0
Residential real estate	57	106	395
Total loans 90 days past due and accruing	57	106	395
Nonaccrual loans
Commercial and industrial	2,194	2,116	2,400
Commercial real estate	7,722	7,520	8,378
Residential real estate	9,545	9,043	10,087
Consumer and other	268	349	452
Total nonaccrual loans	19,729	19,028	21,317
Troubled debt restructurings not included above	3,465	3,444	3,800
Total nonperforming loans and leases	23,251	22,578	25,512
Other real estate owned	3,188	5,683	6,533
Total nonperforming assets	$26,439	$28,261	$32,045
Allowance as a percentage of nonperforming loans and leases	133.18%	128.43%	108.92%
Total nonperforming loans and leases as percentage of total loans and leases	0.64%	0.67%	0.78%
Total nonperforming assets as percentage of total assets	0.47%	0.54%	0.63%

[1] The September 30, 2015, December 31, 2014, and September 30, 2014 columns in the above table exclude $2.6 million, $3.5 million, and $4.3 million, respectively, of acquired loans that are 90 days past due and accruing interest. These loans were originally recorded at fair value on the acquisition date of August 1, 2012. These loans are considered to be accruing as we can reasonably estimate future cash flows on these acquired loans and we expect to fully collect the carrying value of these loans. Therefore, we are accreting the difference between the carrying value of these loans and their expected cash flows into interest income.

Nonperforming assets include nonaccrual loans, troubled debt restructurings (“TDR”), and foreclosed real estate/other real estate owned. Nonperforming assets represented 0.47% of total assets at September 30, 2015, compared to 0.54% at December 31, 2014, and 0.63% at September 30, 2014. The Company’s ratio of nonperforming assets to total assets continues to compare favorably to our peer group’s most recent ratio of 1.02% at June 30, 2015.

Total nonperforming loans and leases were up $673,000 or 3.0% from year end 2014, and down $2.3 million or 8.9% from September 30, 2014. A breakdown of nonperforming loans by portfolio segment is shown above. The decrease in nonperforming commercial real estate loans since September 30, 2014 is mainly due to significant payments received on two large commercial relationships in 2014. Total nonperforming assets were down $1.8 million from December 31, 2014 and $5.6 million from September 30, 2014. The decrease is mainly due to the sale of one property that was acquired through foreclosure in the second quarter of 2014.

Loans are considered modified in a TDR when, due to a borrower’s financial difficulties, the Company makes a concession(s) to the borrower that it would not otherwise consider and the borrower could not obtain elsewhere. These modifications may include, among others, an extension of the term of the loan, and granting a period when interest-only payments can be made, with the principal payments made over the remaining term of the loan or at maturity. TDRs are included in the above table within the following categories: “loans 90 days past due and accruing”, “nonaccrual loans”, or “troubled debt restructurings not included above”. Loans in the latter category include loans that meet the definition of a TDR but are performing in accordance with the modified terms and therefore classified as accruing loans. At September 30, 2015 the Company had $7.3 million in TDRs, and of that total $3.8 million were reported as nonaccrual and $3.5 million were considered performing and included in the table above.

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

The Company’s recorded investment in loans and leases that are considered impaired totaled $20.7 million at September 30, 2015, compared to $12.6 million at December 31, 2014 and $13.5 million at September 30, 2014. The increase in impaired loans over year end 2014, was mainly a result of one credit in the acquired portfolio.  A loan is impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impaired loans consist of our non-homogenous nonaccrual loans, and all TDRs. Specific reserves on individually identified impaired loans that are not collateral dependent are measured based on the present value of expected future cash flows discounted at the original effective interest rate of each loan. For loans that are collateral dependent, impairment is measured based on the fair value of the collateral less estimated selling costs, and such impaired amounts are generally charged off.

The year-to-date average recorded investment in impaired loans and leases was $17.4 million at September 30, 2015, compared to $13.7 million at September 30, 2014. At September 30, 2015 there was a specific reserve of $1.4 million on impaired loans compared to $1.2 million of specific reserves at December 31, 2014. The specific reserve of $1.1 million reported at September 30, 2015 includes specific reserves of $1.0 million for two commercial real estate loans in the originated portfolio and specific reserves of $396,000 on 5 loans within the acquired portfolio. The majority of impaired loans are collateral dependent impaired loans that have limited exposure or require limited specific reserve because of the amount of collateral support with respect to these loans and previous charge-offs. Interest payments on impaired loans are typically applied to principal unless collectability of the principal amount is reasonably assured. In these cases, interest is recognized on a cash basis.

The ratio of the allowance to nonperforming loans (loans past due 90 days and accruing, nonaccrual loans and restructured troubled debt) was 133.18% at September 30, 2015, improved from 128.43% in December 31, 2014, and 108.92% at September 30, 2014. The improvement in the ratio reflects the decrease in nonperforming loans over the year as well as an increase in the total allowance. The Company’s nonperforming loans are mostly made up of collateral dependent impaired loans with limited exposure or require limited specific reserve due to the level of collateral available with respect to these loans and/or previous charge-offs. The Company’s peer group ratio as provided by the Federal Reserve Bank was 176.4% as of September 30, 2015.

Management reviews the loan portfolio continuously for evidence of potential problem loans and leases. Potential problem loans and leases are loans and leases that are currently performing in accordance with contractual terms, but where known information about possible credit problems of the related borrowers causes management to have doubt as to the ability of such borrowers to comply with the present loan payment terms and may result in such loans and leases becoming nonperforming at some time in the future. Management considers loans and leases classified as Substandard, which continue to accrue interest, to be potential problem loans and leases. The Company, through its internal loan review function, identified 31 commercial relationships from the originated portfolio and 27 commercial relationships from the acquired portfolio totaling $13.0 million and $15.2 million, respectively at September 30, 2015 that were potential problem loans. At December 31, 2014, the Company had identified 34 relationships totaling $14.8 million in the originated portfolio and 21 relationships totaling $8.8 million in the acquired portfolio that were potential problem loans. Of the 31 commercial relationships in the originated portfolio at September 30, 2015, that were Substandard, there were 3 relationships that equaled or exceeded $1.0 million, which in aggregate totaled $6.7 million, the largest of which was $3.4 million. Of the 27 commercial relationships from the acquired loan portfolio at September 30, 2015, that were Substandard, there were 4 relationships that equaled or exceeded $1.0 million, which in aggregate totaled $7.8 million, the largest of which is $3.0 million. The Company continues to monitor these potential problem relationships; however, management cannot predict the extent to which continued weak economic conditions or other factors may further impact borrowers. These loans remain in a performing status due to a variety of factors, including payment history, the value of collateral supporting the credits, and personal or government guarantees. These factors, when considered in the aggregate, give management reason to believe that the current risk exposure on these loans does not warrant accounting for these loans as nonperforming. However, these loans do exhibit certain risk factors, which have the potential to cause them to become nonperforming. Accordingly, management’s attention is focused on these credits, which are reviewed on at least a quarterly basis.

Capital

Total equity was $518.0 million at September 30, 2015, an increase of $28.4 million or 5.8% from December 31, 2014. The increase reflects growth in retained earnings, additional paid-in capital and a reduction of accumulated other comprehensive losses.

Additional paid-in capital increased by $1.5 million, from $348.9 million at December 31, 2014, to $350.4 million at September 30, 2015. The increase is primarily attributable to the following: $1.6 million related to shares issued under the employee stock ownership plan, $1.7 million related to shares issued for the exercise of stock options, and $1.4 million related to stock-based compensation. These increases were partially offset by a $3.3 million reduction attributed to the repurchase of common stock. Retained earnings increased by $25.0 million from $165.2 million at December 31, 2014, to $190.2 million at September 30, 2015, reflecting net income of $44.6 million less dividends paid of $18.8 million. Retained earnings were also impacted by the adoption of accounting guidance related to accounting for investments in qualified affordable housing projects in the first quarter of 2015. The adoption resulted in a $725,000 reduction of retained earnings. Accumulated other comprehensive loss declined from a net loss of $24.0 million at December 31, 2014 to a net loss of $22.0 million at September 30, 2015, reflecting a $3.2 million increase in unrealized gains on available-for-sale securities due to changes in market rates, and a $1.3 million decrease related to postretirement benefit plans. During the second quarter of 2015, the Company recorded a one-time $3.2 million loss to accumulated other comprehensive income due to the curtailment of its defined benefit pension plan in accordance with FASB ASC 715. Under regulatory requirements, amounts reported as accumulated other comprehensive income/loss related to net unrealized gain or loss on available-for-sale securities and the funded status of the Company’s defined benefit post-retirement benefit plans do not increase or reduce regulatory capital and are not included in the calculation of risk-based capital and leverage ratios.

Cash dividends paid in the first nine months of 2015 totaled approximately $18.8 million, representing 42.2% of year to date 2015 earnings. Cash dividends of $1.26 per common share paid in the first nine months of 2015 were up 5.0% over cash dividends of $1.20 per common share paid in the first nine months of 2014.

On July 24, 2014, the Company’s Board of Directors authorized, at the discretion of senior management, the repurchase of up to 400,000 shares of the Company’s outstanding common stock. Purchases may be made on the open market or in privately negotiated transactions over the 24 months following adoption of the repurchase program. The Company repurchased 27,892 shares in the second quarter of 2015 at an average price of $51.66 and 35,289 shares in the third quarter of 2015 at an average price of $52.11. As of September 30, 2015 the Company has repurchased an aggregate of 164,647 shares under the plan at an average price of $47.90.

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

The following table provides a summary of the Company’s capital ratios as of September 30, 2015.

REGULATORY CAPITAL ANALYSIS
September 30, 2015	Actual		Well Capitalized Requirement
(dollar amounts in thousands)	Amount	Ratio	Amount	Ratio
Total Capital (to risk weighted assets)	$511,668	13.29%	$385,139	10.00%
Tier 1 Capital (to risk weighted assets)	$478,761	12.43%	$308,110	8.00%
Tier 1 Common Equity (to risk weighted assets)	$441,295	11.46%	$250,340	6.50%
Tier 1 Capital (to average assets)	$478,761	8.89%	$269,410	5.00%

As illustrated above, the Company’s capital ratios at September 30, 2015 remained above the minimum requirements for well capitalized institutions. Total capital as a percent of risk weighted assets decreased from 13.6% as of December 31, 2014 to 13.3% at September 30, 2015. Tier 1 capital as a percent of risk weighted assets decreased from 12.8% at the end of 2014 to 12.4% as of September 30, 2015. Tier 1 capital as a percent of average assets was 8.9% at September 30, 2015 up from 8.7% at year-end December 31, 2014. Tier 1 common equity capital was 11.5% at the end of the third quarter of 2015, comparable to the first quarter of 2015. All risk based capital ratios were negatively impacted by the new Basel III requirements the Company was subject to in the reporting period.

As of September 30, 2015, the capital ratios for the Company’s subsidiary banks also exceeded the minimum levels required to be considered well capitalized.

Deposits and Other Liabilities

Total deposits of $4.4 billion at September 30, 2015 increased $267.9 million or 6.4% from December 31, 2014. The increase from year-end 2014 was comprised mainly of increases in money market savings and interest bearing checking deposits (up $200.1 million), and non interest bearing deposits (up $88.4 million) offset by lower time deposit accounts (down $20.7 million).

The most significant source of funding for the Company is core deposits. The Company defines core deposits as total deposits less time deposits of $250,000 or more (formerly $100,000), brokered deposits and municipal money market deposits. Core deposits of $3.6 billion increased $218.7 million at September 30, 2015 compared to year-end 2014. Core deposits represented 81.1% of total deposits at September 30, 2015, unchanged from December 31, 2014.

Municipal money market savings and interest checking accounts of $522.6 million at September 30, 2015 decreased $135.6 million or 20.6% from $658.2 million at year-end 2014. In general, there is a seasonal pattern to municipal deposits starting with a low point during July and August. Account balances tend to increase throughout the fall and into the winter months from tax deposits and the Company receives an additional inflow at the end of March from the electronic deposit of state funds.

The Company uses both retail and wholesale repurchase agreements. Retail repurchase agreements are arrangements with local customers of the Company, in which the Company agrees to sell securities to the customer with an agreement to repurchase those securities at a specified later date. Retail repurchase agreements totaled $49.5 million at September 30, 2015, and $60.7 million at December 31, 2014. Management generally views local repurchase agreements as an alternative to large time deposits. The Company’s wholesale repurchase agreements totaled $85.4 million at September 30, 2015 and included $55.0 million with the FHLB and $30.4 million with a large financial institution. Wholesale repurchase agreements totaled $86.3 million at December 31, 2014.

The Company’s other borrowings totaled $398.9 million at September 30, 2015, up $42.4 million or 11.9% from $356.5 million at December 31, 2014. Borrowings at September 30, 2015 included $64.7 million in FHLB overnight advances, $320.7 million of FHLB term advances, and a $13.5 million advance from a bank. Borrowings at year-end 2014 included $232.1 million in overnight advances from FHLB, $111.0 million of FHLB term advances, and a $13.5 million advance from a bank. Of the $320.7 million in FHLB term advance at September 30, 2015, $125.0 million is due over one year. In 2007, the Company elected the fair value option under FASB ASC Topic 825 for a $10.0 million advance with the FHLB. The fair value of this advance decreased by $226,000 (net mark-to-market gain of $226,000) over the nine months ended September 30, 2015.

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

Core deposits, discussed above under “Deposits and Other Liabilities”, are a primary and low cost funding source obtained primarily through the Company’s branch network. In addition to core deposits, the Company uses non-core funding sources to support asset growth. These non-core funding sources include time deposits of $250,000 or more, brokered time deposits, national deposit listing services, municipal money market deposits, bank borrowings, securities sold under agreements to repurchase and overnight and term advances from the FHLB. Rates and terms are the primary determinants of the mix of these funding sources. Non-core funding sources of $1.4 billion at September 30, 2015 increased $79.0 million or 6.2% as compared to year end 2014. Non-core funding sources, as a percentage of total liabilities, were 27.0% at September 30, 2015, unchanged from December 31, 2014. The increase in non-core funding sources reflects an increase in FHLB borrowings, municipal money market deposits, and non-core time deposits.

Non-core funding sources may require securities to be pledged against the underlying liability. Securities carried at $1.3 billion and $1.1 billion at September 30, 2015 and December 31, 2014, respectively, were either pledged or sold under agreements to repurchase. Pledged securities represented 83.0% of total securities at September 30, 2015, compared to 72.3% of total securities at December 31, 2014.

Cash and cash equivalents totaled $107.1 million as of September 30, 2015 which increased from $56.1 million at December 31, 2014. Short-term investments, consisting of securities due in one year or less, decreased from $79.8 million at December 31, 2014, to $68.5 million on September 30, 2015. The Company also had $7.7 million of securities designated as trading securities at September 30, 2015.

Cash flow from the loan and investment portfolios provides a significant source of liquidity. These assets may have stated maturities in excess of one year, but have monthly principal reductions. Total mortgage-backed securities, at fair value, were $753.5 million at September 30, 2015 compared with $769.3 million at December 31, 2014. Outstanding principal balances of residential mortgage loans, consumer loans, and leases totaled approximately $1.1 billion at September 30, 2015 as compared to $1.1 billion at December 31, 2014. Aggregate amortization from monthly payments on these assets provides significant additional cash flow to the Company.

Liquidity is enhanced by ready access to national and regional wholesale funding sources including Federal funds purchased, repurchase agreements, brokered certificates of deposit, and FHLB advances. Through its subsidiary banks, the Company has borrowing relationships with the FHLB and correspondent banks, which provide secured and unsecured borrowing capacity. At September 30, 2015, the unused borrowing capacity on established lines with the FHLB was $1.2 billion. As members of the FHLB, the Company’s subsidiary banks can use certain unencumbered mortgage-related assets and securities to secure additional borrowings from the FHLB. At September 30, 2015, total unencumbered residential mortgage loans and securities of the Company were $536.1 million. Additional assets may also qualify as collateral for FHLB advances upon approval of the FHLB.

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

The Company’s Board of Directors has set a policy that interest rate risk exposure will remain within a range whereby net interest income will not decline by more than 10% in one year as a result of a 100 basis point parallel change in rates. Based upon the simulation analysis performed as of August 31, 2015 a 200 basis point parallel upward change in interest rates over a one-year time frame would result in a one-year decrease in net interest income from the base case of approximately 1.0%, while a 100 basis point parallel decline in interest rates over a one-year period would result in an decrease in one-year net interest income from the base case of 1.0%. The simulation assumes no balance sheet growth and no management action to address balance sheet mismatches.

If rates rise in a parallel fashion (+200 basis points over 12 months, or +400 basis points over 24 months), net interest income is expected to trend slightly below the base assumption, as upward adjustments to rate sensitive deposits and short-term funding outpace increases to asset yields which are concentrated in intermediate to longer-term products. As market movements stabilize over the next 12 to 24 months, funding cost increases slow while asset yields continue to cycle into the higher rate environment. As a result, net interest income improves for the remainder of the projection period.

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

In addition to the simulation analysis, management uses an interest rate gap measure. The table below is a Condensed Static Gap Report, which illustrates the anticipated repricing intervals of assets and liabilities as of September 30, 2015. The Company’s one-year net interest rate gap was a negative $249.2 million or 4.5% of total assets at September 30, 2015, compared with a negative $225.8 million or 4.28% of total assets at December 31, 2014. A negative gap position exists when the amount of interest-bearing liabilities maturing or repricing exceeds the amount of interest-earning assets maturing or repricing within a particular time period. This analysis suggests that the Company’s net interest income is moderately more vulnerable to an increasing rate environment than it is to a prolonged declining interest rate environment. An interest rate gap measure could be significantly affected by external factors such as a rise or decline in interest rates, loan or securities prepayments, and deposit withdrawals.

Condensed Static Gap – September 30, 2015			Repricing Interval

(in thousands)	Total	0-3 months	3-6 months	6-12 months	Cumulative 12 months

Interest-earning assets[1]	$5,192,080	$1,012,675	$265,649	$436,336	$1,714,660
Interest-bearing liabilities	3,896,615	1,416,598	250,793	296,420	1,963,811
Net gap position		(403,923)	14,856	139,916	(249,151)
Net gap position as a percentage of total assets		(7.22%)	0.27%	2.50%	(4.45%)

[1] Balances of available securities are shown at amortized cost

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2015. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this Report on Form 10-Q, the Company’s disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2015, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and the Use of Proceeds

Issuer Purchases of Equity Securities
	Total Number of Shares Purchased (a)	Average Price Paid Per Share (b)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (c)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (d)

July 1, 2015 through July 31, 2015	1,724	$53.92	0	270,642

August 1, 2015 through August 31, 2015	5,380	52.22	3,589	267,053

September 1, 2015 through September 30, 2015	32,062	52.18	31,700	235,353

Total	39,166	$52.26	35,289	235,353

Included in the table above are 1,724 shares purchased in July 2015, at an average cost of $53.92, and 596 shares purchased in August 2015, at an average cost of $54.42 by the trustee of the rabbi trust established by the Company under the Company’s Stock Retainer Plan For Eligible Directors of Tompkins Financial Corporation and Participating Subsidiaries and were part of the director deferred compensation under that plan. In addition, (i) 1,195 shares tendered by employees, with an average value of $52.96, in July 2015, in order to cover option exercise prices, and (ii) 362 shares, with an average value of $52.98; which were withheld in September 2015 from vested restricted stock grants in order to fund the employee’s tax liabilities in connection therewith.

On July 24, 2014, the Company’s Board of Directors authorized a new stock repurchase plan for the Company to repurchase up to 400,000 shares of the Company’s common stock. Purchases may be made over the 24 months following adoption of the plan. The repurchase program may be suspended, modified or terminated at any time for any reason. As of the date of this report, the Company has repurchased 164,647 shares under this program, at an average price of $47.90.

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

Date:	November 09, 2015

TOMPKINS FINANCIAL CORPORATION

By:	/S/ Stephen S. Romaine
Stephen S. Romaine
President and Chief Executive Officer
(Principal Executive Officer)

By:	/S/ Francis M. Fetsko
Francis M. Fetsko
Executive Vice President, Chief Financial Officer, and Chief Operating Officer
(Principal Financial Officer)
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of Principal Executive Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Principal Executive Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, 18 U.S.C. Section 1350

32.2	Certification of Principal Financial Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, 18 U.S.C. Section 1350

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Condition as of September 30, 2015 and December 31, 2014; (ii) Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2015 and 2014; (iii) Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2015 and 2014; (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2015 and 2014; (v) Condensed Consolidated Statements of Changes in Shareholders’ Equity for the nine months ended September 30, 2015 and 2014; and (vi) Notes to Unaudited Condensed Consolidated Financial Statements.

