Form 10-K
period 2015-12-31
TOMPKINS FINANCIAL CORP
filed 2016-03-15
CIK 1005817

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

The aggregate market value of the registrant’s common stock held by non-affiliates was $630,812,000 on June 30, 2015, based on the closing sales price of a share of the registrant’s common stock, $.10 par value (the “Common Stock”), as reported on the NYSE MKT LLC, on such date.

The number of shares of the registrant’s Common Stock outstanding as of February 28, 2016, was 14,988,740 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement relating to its 2016 Annual Meeting of stockholders, to be held on May 9, 2016, are incorporated by reference into Part III of this Form 10-K where indicated.

TOMPKINS FINANCIAL CORPORATION

Annual Report on Form 10-K

For the Fiscal Year Ended December 31, 2015

PART I

Item 1. Business

The disclosures set forth in this Item 1. Business are qualified by the section captioned “Forward-Looking Statements” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Report and other cautionary statements set forth elsewhere in this Report.

General

Tompkins Financial Corporation (“Tompkins” or the “Company”) is headquartered in Ithaca, New York and is registered as a Financial Holding Company with the Federal Reserve Board under the Bank Holding Company Act of 1956, as amended. The Company is a locally oriented, community-based financial services organization that offers a full array of products and services, including commercial and consumer banking, leasing, trust and investment management, financial planning and wealth management, and insurance. At December 31, 2015, the Company’s subsidiaries included: four wholly-owned banking subsidiaries, Tompkins Trust Company (the “Trust Company”), The Bank of Castile (DBA Tompkins Bank of Castile), Mahopac Bank (formerly known as Mahopac National Bank, DBA Tompkins Mahopac Bank), VIST Bank (DBA Tompkins VIST Bank); and a wholly-owned insurance agency subsidiary, Tompkins Insurance Agencies, Inc. (“Tompkins Insurance”). The Trust Company provides a full array of trust and investment services under the Tompkins Financial Advisors brand, including investment management, trust and estate, financial and tax planning as well as life, disability and long-term care insurance services. The Company’s principal offices are located at The Commons, Ithaca, New York, 14851, and its telephone number is (888) 503-5753. The Company’s common stock is traded on the NYSE MKT LLC under the Symbol “TMP.”

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

The Company’s strategic initiatives include diversification within its markets, growth of its fee-based businesses, and growth internally and through acquisitions of financial institutions, branches, and financial services businesses. As such, the Company from time to time considers acquiring banks, thrift institutions, branch offices of banks or thrift institutions, or other businesses within markets currently served by the Company or in other locations that would complement the Company’s business or its geographic reach. The Company generally targets merger or acquisition partners that are culturally similar and have experienced management and possess either significant market presence or have potential for improved profitability through financial management, economies of scale and expanded services. The Company has pursued acquisition opportunities in the past, and continues to review new opportunities.  The Company's most recent material acquisition was its 2012 acquisition of VIST Financial, a financial holding company headquartered in Wyomissing, Pennsylvania, and parent to VIST Bank, VIST Insurance, LLC ("VIST Insurance"), and VIST Capital Management, LLC ("VIST Capital Management").

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

Banking services consist primarily of attracting deposits from the areas served by the Company’s four banking subsidiaries’ 63 banking offices (44 offices in New York and 19 offices in Pennsylvania), and using those deposits to originate a variety of commercial loans, agricultural loans, consumer loans, real estate loans, and leases in those same areas. The Company’s lending function is managed within the guidelines of a comprehensive Board-approved lending policy. Policies and procedures are reviewed on a regular basis. Reporting systems are in place to provide management with ongoing information related to loan production, loan quality, concentrations of credit, loan delinquencies and nonperforming and potential problem loans. The Company has an independent third party loan review process that reviews and validates the risk identification and assessment made by the lenders and credit personnel. The results of these reviews are presented to the Board of Directors of each of the Company’s banking subsidiaries, and the Company’s Audit Committee.

The Company’s principal expenses are interest on deposits, interest on borrowings, and operating and general administrative expenses, as well as provisions for loan and lease losses. Funding sources, other than deposits, include borrowings, securities sold under agreements to repurchase, and cash flow from lending and investing activities. The Company’s principal sources of income include interest income on loans and securities.

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

Tompkins Insurance Agencies Inc. was formed in 2001, resulting from an acquisition. Insurance services include property and casualty insurance, employee benefit consulting, and life, long-term care and disability insurance. Tompkins Insurance is headquartered in Batavia, New York. Over the years, Tompkins Insurance has acquired smaller insurance agencies in the market areas serviced by the Company’s banking subsidiaries and successfully consolidated them into Tompkins Insurance. The VIST Financial acquisition in 2012, which included VIST Insurance, nearly doubled the Company’s annual insurance revenues. Tompkins Insurance offers services to customers of the Company’s banking subsidiaries by sharing offices with The Bank of Castile, Trust Company, and VIST Bank. In addition to these shared offices, Tompkins Insurance has five stand-alone offices in Western New York, two stand-alone offices in Tompkins County, New York and one stand-alone office in Montgomery County, Pennsylvania.

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

Subsidiaries

The Company operates four banking subsidiaries, and an insurance agency subsidiary. In addition, the Company also owns 100% of the common stock of Tompkins Capital Trust I, Sleepy Hollow Capital Trust I, Leesport Capital Trust II, and Madison Statutory Trust I. The Company’s banking subsidiaries operate 63 offices, including 2 limited-service offices, with 44 banking offices located in New York and 19 banking offices located in southeastern Pennsylvania. The decision to operate as four locally managed community banks reflects management’s commitment to community banking as a business strategy. For Tompkins, personal delivery of high quality services, a commitment to the communities in which we operate, and the convergence of a single-source financial service provider characterize management’s community banking approach. The combined resources of the Tompkins organization provides increased capacity for growth and the greater capital resources necessary to make investments in technology and services. Tompkins has a comprehensive suite of products and services that are now available in the markets served by all four banking subsidiaries. These services include trust and investment services, insurance, leasing, card services, internet banking, and remote deposit services.

Tompkins Trust Company (the “Trust Company”)

The Trust Company is a New York State-chartered commercial bank that has operated in Ithaca, New York and surrounding communities since 1836. The Trust Company provides trust and investment services through Tompkins Investment Services (“TIS”), a division of Tompkins Trust Company. Tompkins Investment Services has office locations at all four of the Company’s subsidiary banks, and provides a full range of money management services. The Trust Company operates 13 banking offices, including one limited-service banking office in the counties of Tompkins, Cortland, Cayuga and Schuyler, New York. The Trust Company’s largest market area is Tompkins County, which has a population of approximately 104,000. Education plays a significant role in the Tompkins County economy with Cornell University and Ithaca College being two of the county’s major employers. The Trust Company has a full-service office in Cortland, New York and a full-service office in Auburn, New York. Both of these offices are located in counties contiguous to Tompkins County.  The Trust Company also recently announced plans to expand into Onondaga County, with an office expected to open in 2016.  As of December 31, 2015, the Trust Company had total assets of $1.8 billion, total loans of $1.0 billion and total deposits of $1.4 billion.

Tompkins Bank of Castile

Tompkins Bank of Castile is a New York State-chartered commercial bank and conducts its operations through its 17 banking offices, in towns situated in and around the areas commonly known as the Genesee Valley region of New York State. The main business office for Tompkins Bank of Castile is located in Batavia, New York and is shared with Tompkins Insurance. Tompkins Bank of Castile serves a five-county market, much of which is rural in nature, but also includes Monroe County (population approximately 750,000), where the city of Rochester is located. The population of the counties served by Tompkins Bank of Castile, other than Monroe, is approximately 210,000. Tompkins Bank of Castile’s lending portfolio includes loans to the agricultural industry. As of December 31, 2015, Tompkins Bank of Castile had total assets of $1.3 billion, total loans of $931.6 million and total deposits of $1.1 billion.

Tompkins Mahopac Bank (formerly known as Mahopac National Bank)

Mahopac Bank is a commercial bank that operates 14 banking offices. The 14 banking offices include 5 full-service offices in Putnam County, New York, 3 full-service offices in Dutchess County, New York, and 6 full-service offices in Westchester County, New York.

Putnam County has a population of approximately 100,000 and is about 60 miles north of Manhattan. Dutchess County has a population of approximately 297,000, and Westchester County has a population of approximately 969,000. As of December 31, 2015, Tompkins Mahopac Bank had total assets of $1.1 billion, total loans of $732.0 million and total deposits of $900.8 million.

Tompkins VIST Bank

Tompkins VIST Bank is a full service Pennsylvania State-charted commercial bank that was acquired as part of the VIST acquisition in August 2012. Tompkins VIST Bank operates 19 banking offices in Pennsylvania, including one limited-service office. The 19 banking offices include 11 offices in Berks County, 5 offices in Montgomery County, 1 office in Philadelphia County, 1 office in Delaware County and 1 office in Schuylkill County. The population of the counties served by Tompkins VIST Bank is Philadelphia 1.6 million, Montgomery 812,000, Delaware 562,000, Berks 414,000 and Schuykill 147,000. The main office is located in Wyomissing, Pennsylvania. As of December 31, 2015, Tompkins VIST Bank had total assets of $1.4 billion, total loans of $1.1 billion and total deposits of $1.0 billion.

Tompkins Insurance Agencies, Inc. (“Tompkins Insurance”)

Tompkins Insurance is headquartered in Batavia, New York. Insurance services include property and casualty insurance, employee benefit consulting, and life, long-term care and disability insurance. Over the past fourteen years, Tompkins Insurance has acquired smaller insurance agencies in the market areas serviced by the Company’s banking subsidiaries and successfully consolidated them into Tompkins Insurance. The 2012 VIST Financial acquisition, which included VIST Insurance (now merged with and into Tompkins Insurance), nearly doubled the Company’s annual insurance revenues. Tompkins Insurance offers services to customers of the Company’s banking subsidiaries by sharing offices with Tompkins Bank of Castile, Trust Company, and Tompkins VIST Bank. In addition to these shared offices, Tompkins Insurance has five stand-alone offices in Western New York and two stand-alone offices in Tompkins County, New York and one stand-alone office in Montgomery County, Pennsylvania.

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

Sleepy Hollow Capital Trust I

Sleepy Hollow Capital Trust I, a Delaware statutory business trust, was formed in 2003 and issued $4.0 million of floating rate (three-month LIBOR plus 305 basis points) trust preferred securities. The Company acquired Sleepy Hollow Capital Trust I through the acquisition of Sleepy Hollow Bancorp, Inc. in 2008.

Leesport Capital Trust II

Leesport Capital Trust II, a Delaware statutory business trust, was formed in 2002 and issued $10.0 million of mandatory redeemable capital securities carrying a floating interest rate of three month LIBOR plus 3.45%. The Company assumed the rights and obligations of VIST Financial pertaining to the Leesport Capital Trust II through the Company’s acquisition of VIST Financial in 2012.

Madison Statutory Trust I

Madison Statutory Trust I, a Connecticut statutory business trust formed in 2003, issued $5.0 million of mandatory redeemable capital securities carrying a floating interest rate of three month LIBOR plus 3.10%. VIST Financial assumed Madison Statutory Trust I pursuant to the purchase of Madison Bancshares Group, Ltd in 2004. The Company assumed the rights and obligations of VIST Financial pertaining to the Madison Statutory Trust I through the Company’s acquisition of VIST Financial in 2012.

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

Supervision and Regulation

Regulatory Agencies

As a registered financial holding company, the Company is regulated under the Bank Holding Company Act of 1956 as amended (“BHC Act”), and is subject to examination and comprehensive regulation by the Federal Reserve Board (“FRB”). The Company is also subject to the jurisdiction of the Securities and Exchange Commission (“SEC”) and is subject to disclosure and regulatory requirements under the Securities Act of 1933, as amended (the “Securities Act”), and the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Company’s common stock is traded on the NYSE MKT LLC under the Symbol “TMP” and is subject to the rules of the NYSE MKT LLC for listed companies.

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

Federal Home Loan Bank System

The Company’s banking subsidiaries are also members of the Federal Home Loan Bank (“FHLB”), which provides a central credit facility primarily for member institutions for home mortgage and neighborhood lending. The Company’s banking subsidiaries are subject to the rules and requirements of the FHLB, including the requirement to acquire and hold shares of capital stock in the FHLB in an amount at least equal to the sum of 0.35% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, up to a maximum of $25.0 million. The Company’s banking subsidiaries were in compliance with FHLB rules and requirements as of December 31, 2015.

Regulatory Reform

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), which was enacted in July 2010, has significantly changed the financial regulatory landscape in the United States. Many of the Dodd-Frank Act’s provisions are subject to final rulemaking by the U.S. financial regulatory agencies. While many of the regulations that directly affect the Company’s businesses have been adopted, the full impact of the Dodd-Frank Act will depend to a large extent on how such rules are phased-in and implemented by the primary U.S. financial regulatory agencies. The Company continues to analyze the impact of rules adopted under the Dodd-Frank Act on the Company’s businesses. However, the full impact will not be known until the rules, and other regulatory initiatives that overlap with the rules are finalized and their combined impacts can be understood. Because the Company has total consolidated assets of less than $50 billion, the Company will be exempt from certain provisions of the Dodd-Frank Act which pertain only to larger institutions.

The Dodd-Frank Act broadened the base for FDIC insurance assessment, as discussed in greater detail below. The legislation also contained provisions impacting publicly-traded companies generally, such as requirements that companies give shareholders a non-binding vote on executive compensation and “golden parachute” payments, and include numerous additional compensation-related disclosures in their proxy materials. As required by the Dodd-Frank Act, the FRB and other federal banking regulators promulgated rules prohibiting excessive compensation paid to bank holding company executives, regardless of whether the company is publicly traded. The Dodd-Frank Act established a new Bureau of Consumer Financial Protection (“CFPB”) with broad powers to supervise and enforce consumer protection laws. The CFPB has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions, including the authority to prohibit “unfair, deceptive or abusive” acts and practices. The CFPB has examination and enforcement authority over all banks and savings institutions with more than $10 billion in assets. The Company and its subsidiaries are required to comply with the rules of the CFPB, however these rules are enforced by our primary regulators, the FRB and the FDIC, not the CFPB.

The Dodd-Frank Act requires that any interchange transaction fee charged for a debit transaction be reasonable and proportional to the cost incurred by the issuer for the transaction. FRB regulations mandated by the Dodd-Frank Act limit interchange fees on debit cards to a maximum of 21 cents per transaction plus 5 basis points of the transaction amount. Issuers that, together with their affiliates, have less than $10 billion of assets, such as the Company, are exempt from the debit card interchange fee standards. However, FRB regulations prohibit all issuers, including the Company and its banking subsidiaries, from restricting the number of networks over which electronic debit transactions may be processed to less than two unaffiliated networks.

The Dodd-Frank Act also required the federal financial regulatory agencies to adopt rules that prohibit banks and their affiliates from engaging in proprietary trading and investing in and sponsoring certain unregistered investment companies (defined as hedge funds and private equity funds). The statutory provision is commonly called the “Volcker Rule.” Compliance with the Volker Rule is generally required by July 21, 2017. The Volker Rule is not expected to have a material effect on the Company.

Bank Holding Company Regulation

In general, the BHC Act limits the business of bank holding companies to banking, managing or controlling banks and other activities that the FRB has determined to be so closely related to banking as to be a proper incident thereto. In addition, bank holding companies that qualify and elect to be financial holding companies may engage in any activity, or acquire and retain the shares of a company engaged in any activity, that is either (i) financial in nature or incidental to such financial activity (as determined by the FRB in consultation with the Secretary of the Treasury) or (ii) complementary to a financial activity and does not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally (as solely determined by the Federal Reserve Board), without prior approval of the FRB. Activities that are financial in nature include securities underwriting and dealing, insurance underwriting and making merchant banking investments. The Company is registered as a financial holding company.

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

Transactions with Affiliates and Other Related Parties

There are Federal laws and regulations that govern transactions between the Company’s non-bank subsidiaries and its banking subsidiaries including Sections 23A and 23B of the Federal Reserve Act and related regulations. These laws establish certain quantitative limits and other prudent requirements for loans, purchases of assets, and certain other transactions between a member bank and its affiliates. In general, transactions between the banking subsidiaries and its non-bank subsidiaries must be on terms and conditions, including credit standards, that are substantially the same or at least as favorable to the banking subsidiaries as those prevailing at the time for comparable transactions involving non-affiliated companies. The Dodd-Frank Act significantly expanded the coverage and scope of the limitations on affiliate transactions within a banking organization.

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

Support of Subsidiary Banks

The Dodd-Frank Act codified the FRB’s longstanding policy of requiring bank holding companies to act as a source of financial and managerial strength to their subsidiary banks, as a statutory requirement. Under this requirement, Tompkins is expected to commit resources to support its banking subsidiaries, including at times when it may not be advantageous for Tompkins to do so. Any capital loans by a bank holding company to any of its subsidiary banks are subordinated in right of payment to deposits and to certain other indebtedness of such subsidiary banks. In the event of a bank holding company’s bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank will be assumed by the bankruptcy trustee and entitled to priority of payment.

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

Capital Adequacy and Prompt Corrective Action

In July 2013, the FRB approved and published the final Basel III Capital Rules establishing a new comprehensive capital framework for U.S. banking organizations. The rules implement the Basel Committee’s December 2010 framework known as “Basel III” for strengthening international capital standards as well as certain provisions of the Dodd-Frank Act. The Basel III Capital Rules substantially revised the risk-based capital requirements applicable to bank holding companies and depository institutions, including Tompkins, compared to the existing U.S. risk-based capital rules. The Basel III Capital Rules define the components of capital and address other issues affecting the numerator in banking institutions’ regulatory capital ratios. The Basel III Capital Rules also address risk weights and other issues affecting the denominator in banking institutions’ regulatory capital ratios and replace the existing risk-weighting approach, which was derived from the Basel I capital accords of the Basel Committee, with a more risk-sensitive approach based, in part, on the standardized approach in the Basel Committee’s 2004 “Basel II” capital accords. The Basel III Capital Rules also implement the requirements of Section 939A of the Dodd-Frank Act to remove references to credit ratings from the federal banking agencies’ rules. The Basel III Capital Rules became effective for Tompkins on January 1, 2015 (subject to a phase-in period).

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

Under the Basel III Capital Rules, the initial minimum capital ratios as of January 1, 2015 are as follows:

•	4.0% Tier 1 capital ratio to average consolidated assets (known as the “leverage ratio”)
•	4.5% CET1 to risk-weighted assets;
•	6.0% Tier 1 capital (that is, CET1 plus Additional Tier 1 capital) to risk-weighted assets;
•	8.0% Total capital (that is, Tier 1 capital plus Tier 2 capital) to risk-weighted assets; and

When fully phased in on January 1, 2019, the Basel III Capital Rules will require Tompkins to maintain (i) a minimum ratio of CET1 to risk-weighted assets of at least 4.5%, plus a 2.5% “capital conservation buffer” (which when fully phased in, effectively results in a minimum ratio of CET1 to risk-weighted assets of at least 7%), (ii) a minimum ratio of Tier 1 capital to risk-weighted assets of at least 6.0%, plus the capital conservation buffer (which when fully phased in, effectively results in a minimum Tier 1 capital ratio of 8.5%), (iii) a minimum ratio of Total capital (that is, Tier 1 plus Tier 2) to risk-weighted assets of at least 8.0%, plus the capital conservation buffer (which when fully phased in, effectively results in a minimum total capital ratio of 10.5%) and (iv) a minimum leverage ratio of 4.0%, calculated as the ratio of Tier 1 capital to average assets.

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

The Basel III Capital Rules impose stricter regulatory capital deductions from and adjustments to capital, with most deductions and adjustments taken against CET1 capital. These include, for example, the requirement that (i) mortgage servicing assets, net of associated deferred tax liabilities; (ii) deferred tax assets, which cannot be realized through net operating loss carrybacks, net of any relative valuation allowances and net of deferred tax liabilities; and (iii) significant investments (i.e. 10% or more ownership) in unconsolidated financial institutions be deducted from CET1 to the extent that any one such category exceeds 10% of CET1 or all such categories in the aggregate exceed 15% to CET1. Under the Basel III Capital Rule, the effect of certain accumulated other comprehensive items are not excluded, which could result in significant variations in the level of capital depending upon the impact of interest rate fluctuations on the fair value of the Company’s securities portfolio. Contained within the rule was a one-time option to permanently opt-out of the inclusion of accumulated other comprehensive income in the capital calculation based upon asset size. Tompkins decided to opt out of this requirement in January 2015.

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

Implementation of the deductions and other adjustments to CET1 began on January 1, 2015 and will be phased-in over a four-year period (beginning at 40% on January 1, 2015 and an additional 20% per year thereafter). The implementation of the capital conservation buffer began on January 1, 2016 at the 0.625% level and will be phased in over a four-year period (increasing by that amount on each subsequent January 1, until it reaches 2.5% on January 1, 2019).

In addition, the Basel III Capital Rules provide more advantageous risk weights for derivatives and repurchase-style transactions cleared through a qualifying central counterparty and increase the scope of eligible guarantors and eligible collateral for purposes of credit risk mitigation.

The Standardized Approach Proposal expands the risk-weighting categories from the current four Basel I-derived categories (0%, 20%, 50% and 100%) to a much larger and more risk-sensitive number of categories, depending on the nature of the assets, generally ranging from 0% for U.S. government and agency securities, to 600% for certain equity exposures, and resulting in higher risk weights for a variety of asset categories, including many residential mortgages and certain commercial real estate. Specifics include, among other things:

-	Applying a 150% risk weight instead of a 100% risk weight for certain high volatility commercial real estate acquisition, development and construction loans.

-	For residential mortgage exposures, the current approach of a 50% risk weight for high-quality seasoned mortgages and a 100% risk-weight for all other mortgages is replaced with a risk weight of between 35% and 200% depending upon the mortgage’s loan-to-value ratio and whether the mortgage is a “category 1” or “category 2” residential mortgage exposure (based on eight criteria that include the term, use of negative amortization, balloon payments and certain rate increases).

-	Assigning a 150% risk weight to exposures (other than residential mortgage exposures) that are 90 days past due.

-	Providing for a 20% credit conversion factor for the unused portion of a commitment with an original maturity of one year or less that is not unconditionally cancellable (currently set at 0%).

-	Providing for a risk weight, generally not less than 20% with certain exceptions, for securities lending transactions based on the risk weight category of the underlying collateral securing the transaction.

-	Providing for a 100% risk weight for claims on securities firms.

-	Eliminating the current 50% cap on the risk weight for OTC derivatives.

With respect to the Company’s banking subsidiaries, the Basel III Capital Rules revised the “prompt corrective action” (“PCA”) regulations adopted pursuant to Section 38 of the FDIA, by: (i) introducing a CET1 ratio requirement at each PCA category (other than critically undercapitalized), with the required CET1 ratio being 6.5% for well-capitalized status; (ii) increasing the minimum Tier 1 capital ratio requirement for each category, with the minimum Tier 1 capital ratio for well-capitalized status being 8% (as compared to 6%); and (iii) eliminating the provision that permitted a bank with a composite supervisory rating of 1 and a 3% leverage ratio to be considered adequately capitalized. The Capital Rules did not change the total risk-based capital requirement for any PCA category.

Management believes that the Company is in compliance, and will continue to be in compliance, with the targeted capital ratios as such requirements are phased in.

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

FDIC insurance expense totaled $3.0 million, $2.9 million and $3.2 million in 2015, 2014 and 2013, respectively. FDIC insurance expense includes deposit insurance assessments, assessments related to participation in the Temporary Liquidity Guaranty Program (“TLGP”) program, and Financing Corporation (“FICO”) assessments related to outstanding FICO bonds. FICO is a mixed-ownership government corporation established by the Competitive Equality Banking Act of 1987 whose sole purpose was to function as a financing vehicle for the now defunct Federal Savings & Loan Insurance Corporation. The Company paid FICO assessments of $288,000 in 2015, $282,000 in 2014, and $286,000 in 2013.

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

Community Reinvestment Act

The Company’s subsidiary banks are subject to the Community Reinvestment Act (“CRA”) and to certain fair lending and reporting requirements that relate to home mortgage lending. The CRA requires the federal banking regulators to assess the record of a financial institution in meeting the credit needs of the local communities, including low-and moderate-income neighborhoods, consistent with the safe and sound operation of the bank. The federal agencies consider an institution’s performance under the CRA in evaluating applications for mergers and acquisitions, and new offices. The ratings assigned by the federal agencies are publicly disclosed. As of December 31, 2015 the Company’s subsidiary banks all had ratings of satisfactory or better.

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act of 2002 implemented a broad range of corporate governance, accounting and reporting requirements for companies that have securities registered under the Exchange Act. These requirements include: (1) requirements for audit committees, including independence and financial expertise; (2) certification of financial statements by the chief executive officer and chief financial officer of the reporting company; (3) standards for auditors and regulation of audits; (4) disclosure and reporting requirements for the reporting company and directors and executive officers; and (5) a range of civil and criminal penalties for fraud and other violations of securities laws.

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

On January 10, 2013, the CFPB issued a final rule implementing the ability-to-repay and qualified mortgage (QM) provisions of the Truth in Lending Act, as amended by the Dodd-Frank Act (the “QM Rule”). The QM Rule provides that a lender making a special type of loan, known as a Qualified Mortgage, is entitled to presume that the loan complies with the ATR safe harbor requirements. The QM Rule establishes different types of Qualified Mortgages that are generally identified as loans with restriction on loan features, limits or fees being changed and underwriting requirements. The QM Rule is effective for loan applications taken on or after January 1, 2014.

Cybersecurity

In March 2015, federal regulators issued two related statements regarding cybersecurity. One statement indicates that financial institutions should design multiple layers of security controls to establish lines of defense and to ensure that their risk management processes also address the risk posed by compromised customer credentials, including security measures to reliably authenticate customers accessing internet-based services of the financial institution. The other statement indicates that a financial institution’s management is expected to maintain sufficient business continuity planning processes to ensure the rapid recovery, resumption and maintenance of the institution’s operations after a cyber-attack involving destructive malware. A financial institution is also expected to develop appropriate processes to enable recovery of data and business operations and address rebuilding network capabilities and restoring data if the institution or its critical service providers fall victim to this type of cyber-attack. If we fail to observe the regulatory guidance, we could be subject to various regulatory sanctions, including financial penalties.

In the ordinary course of business, Tompkins relies on electronic communications and information systems to conduct our operations and to store sensitive data. Tompkins employs an in-depth, layered, defensive approach that leverages people, processes and technology to manage and maintain cybersecurity controls. Tompkins employs a variety of preventative and detective tools to monitor, block, and provide alerts regarding suspicious activity, as well as to report on any suspected advanced persistent threats. Notwithstanding the strength of our defensive measures, the threat from cyber attacks is severe, attacks are sophisticated and increasing in volume, and attackers respond rapidly to changes in defensive measures. While to date, Tompkins has not experienced a significant compromise, significant data loss or any material financial losses related to cybersecurity attacks, our systems and those of our customers and third-party service providers are under constant threat and it is possible that we could experience a significant event in the future. Risks and exposures related to cybersecurity attacks are expected to remain high for the foreseeable future due to the rapidly evolving nature and sophistication of these threats, as well as due to the expanding use of Internet banking, mobile banking and other technology-based products and services by us and our customers. See Item 1A. Risk Factors for a further discussion of risks related to cybersecurity.

Incentive Compensation

The Dodd-Frank Act required the federal bank regulatory agencies and the SEC to establish joint regulations or guidelines prohibiting incentive-based payment arrangements at specified regulated entities, such as the Company, having at least $1 billion in total assets that encourage inappropriate risks by providing an executive officer, employee, director or principal shareholder with excessive compensation, fees, or benefits or that could lead to material financial loss to the entity. In addition, these regulators must establish regulations or guidelines requiring enhanced disclosure to regulators of incentive-based compensation arrangements. The agencies proposed such regulations in 2011, but the regulations have not been finalized. Officials from the FRB have recently indicated that the U.S. banking regulators are in the process of preparing for public comment a new rule on incentive compensation. If these or other regulations are adopted in a form similar to that initially proposed, they will impose limitations on the manner in which the Company may structure compensation for its executives. Given the uncertainty at this time whether or when a final rule will be adopted, management cannot determine the potential impact on the Company.

In 2010, the FRB, OCC and FDIC issued comprehensive final guidance on incentive compensation policies intended to ensure that the incentive compensation policies of banking organizations do not undermine the safety and soundness of such organizations by encouraging excessive risk-taking. The guidance, which covers all employees that have the ability to materially affect the risk profile of an organization, either individually or as part of a group, is based upon the key principles that a banking organization’s incentive compensation arrangements should (i) provide incentives that do not encourage risk-taking beyond the organization’s ability to effectively identify and manage risks, (ii) be compatible with effective internal controls and risk management, and (iii) be supported by strong corporate governance, including active and effective oversight by the organization’s board of directors. Management believes the current and past compensation practices of the Company do not encourage excessive risk taking or undermine the safety and soundness of the organization.

The FRB will review, as part of the regular, risk-focused examination process, the incentive compensation arrangements of banking organizations, such as the Company, that are not “large, complex banking organizations.” These reviews will be tailored to each organization based on the scope and complexity of the organization’s activities and the prevalence of incentive compensation arrangements. The findings of the supervisory initiatives will be included in reports of examination. Deficiencies will be incorporated into the organization’s supervisory ratings, which can affect the organization’s ability to make acquisitions and take other actions. Enforcement actions may be taken against a banking organization if its incentive compensation arrangements, or related risk-management control or governance processes, pose a risk to the organization’s safety and soundness and the organization is not taking prompt and effective measures to correct the deficiencies.

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

Employees

At December 31, 2015, the Company had 1,038 employees, approximately 117 of whom were part-time. No employees are covered by a collective bargaining agreement and the Company believes its employee relations are excellent.

Available Information

The Company maintains a website at www.tompkinsfinancial.com. The Company makes available free of charge through its website its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, its proxy statements related to its shareholders’ meetings, and amendments to these reports or statements, filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after the Company electronically files such material with, or furnishes such material to, the SEC. Copies of these reports are also available at no charge to any person who requests them, with such requests directed to Tompkins Financial Corporation, Investor Relations Department, The Commons, Ithaca, New York 14851, telephone no. (888) 503-5753. Materials that the Company files with the SEC may be read and copied at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. This information may also be obtained by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet website that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at www.sec.gov. The Company is not including the information contained on the Company’s website as a part of, or incorporating it by reference into, this Annual Report on Form 10-K, or into any other report filed with or furnished to the SEC by the Company.

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

The Company offers different types of commercial loans to a variety of businesses. Real estate lending is generally considered to be collateral based lending with loan amounts based on predetermined loan to collateral values. As such, declines in real estate valuations in the Company’s market area would lower the value of the collateral securing these loans. The Company’s commercial business loans are primarily made based on the cash flow of the borrower and secondarily on the underlying collateral provided by the borrower, with liquidation of the underlying real estate collateral being viewed as the primary source of repayment in the event of borrower default. The borrowers’ cash flow may be difficult to predict, and collateral securing these loans may fluctuate in value. The repayment of commercial business loans depends primarily on the cash flow and credit worthiness of the borrower and secondarily on the underlying collateral provided by the borrower. Although commercial business loans are often collateralized by equipment, inventory, accounts receivable, or other business assets, the liquidation of collateral in the event of default is often an insufficient source of repayment. As of December 31, 2015, commercial and commercial real estate loans totaled $2.6 billion or 68.7% of total loans.

As part of the Company’s commercial business lending activities, the Company originates agricultural loans, consisting of agricultural real estate loans and agricultural operating loans. As of December 31, 2015, $177.3 million or 4.7% of the Company’s total loan portfolio consisted of agriculturally-related loans, including $89.0 million in agricultural real estate loans and $88.3 million in agricultural operating loans. Payments on agricultural loans, primarily dairy loans, are dependent on the profitable operation or management of the related farm property. The success of the farm may be affected by many factors outside the control of the borrower, including adverse weather conditions that prevent the planting of a crop or limit crop yields, declines in market prices for agricultural products and the impact of governmental regulations and subsidies. Many farms are dependent upon a limited number of key individuals whose injury or death may significantly affect the successful operation of the farm. If the cash flow from a farming operation is diminished, the borrower’s ability to repay the loan may be impaired. While agricultural operating loans are generally secured by a blanket lien on the farm’s operating assets, any repossessed collateral in respect of a defaulted loan may not provide an adequate source of repayment of the outstanding balance.

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

As of December 31, 2015, the Company had $104.2 million of goodwill and other intangible assets. The Company is required to test our goodwill for impairment on a periodic basis. A significant decline in the Company’s expected future cash flows, a significant adverse change in business climate, slower growth rates or a significant and sustained decline in the price of the Company’s common stock, may necessitate taking charges in the future related to the impairment of the Company’s goodwill and intangible assets. If an impairment determination is made in a future reporting period, the Company’s earnings and the book value of these intangible assets would be reduced by the amount of the impairment.

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

There are 12 branches of the FHLB, including New York and Pittsburgh. The FHLBNY and the FHLBPITT are jointly and severally liable along with the other Federal Home Loan Banks for the consolidated obligations issued on behalf of the Federal Home Loan Banks through the Office of Finance. Dividends on, redemption of, or repurchase of shares of the FHLBNY’s or FHLBPITT’s capital stock cannot occur unless the principal and interest due on all consolidated obligations have been paid in full. If another Federal Home Loan Bank were to default on its obligation to pay principal or interest on any consolidated obligations, the Federal Home Loan Finance Agency (the “Finance Agency”) may allocate the outstanding liability among one or more of the remaining Federal Home Loan Banks on a pro rata basis or on any other basis the Finance Agency may determine. As a result, the FHLBNY’s or FHLBPITT’s ability to pay dividends on, to redeem, or to repurchase shares of capital stock could be affected by the financial condition of one or more of the other Federal Home Loan Banks. To the Company’s knowledge, no Federal Home Loan Bank has ever defaulted on its debt since the FHLB System was established in 1932, but there can be no assurance that such a default will not occur in the future.

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

General economic conditions impact the banking and financial services industry. The Company’s financial performance generally, and in particular, the ability of borrowers to pay interest on and repay the principal of outstanding loans and the value of collateral securing these loans, is highly dependent upon the business environment in the markets where the Company operates. The Company serves numerous market areas within New York State and Pennsylvania, and the Company is dependent on the economic conditions of these two states. Unfavorable or uncertain economic and market conditions could lead to credit quality concerns related to repayment ability and collateral protection as well as reduced demand for the services offered by the Company’s three business segments. In recent years there has been gradual improvement in the U.S. economy as evidenced by a rebound in the housing market, lower unemployment and higher equities markets; however economic growth has been uneven and opinions vary on the strengthen and direction of the economy.  A downturn in the economy or financial markets could adversely affect the credit quality of the Company’s loan portfolio, results of operations and financial condition.

Economic downturns could affect the volume of income from and demand for fee-based services, including investment services and insurance commissions and fees. Revenues from the trust and wealth management businesses are dependent on the level of assets under management. Market volatility that leads customers to pull money out of the market or lower equity and bond prices can reduce the Company’s assets under management and thereby decrease revenues. Revenue from insurance commissions and fees could be negatively affected by fluctuations in insurance premiums and other factors beyond the Company’s control, including changes in laws and regulations impacting the healthcare and insurance markets.

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

Liquidity risk refers to the Company’s ability to ensure sufficient cash flow and liquid assets are available to satisfy current and future financial obligations, including demand for loans and deposits withdrawals, funding operating costs, and for other corporate purposes.   In addition to cash flow and short-term investments, the Company obtains funding through deposits and various short-term and long-term wholesale borrowings, including Federal funds purchased and securities sold under agreements to repurchase, brokered certificates of deposit, and borrowings from the FHLBNY and FHLBPITT and others.   The Company also maintains available lines of credit with the FHLBNY and FHLBPITT that are secured by loans.  Management closely monitors its liquidity position for compliance with internal policies and is comfortable that available sources of liquidity are adequate to meet funding needs in the normal course of business.

The Company operates in a highly regulated environment and may be adversely impacted by changes in laws and regulations.

The Company is subject to extensive state and federal laws and regulations, supervision, and legislation that affect how it conducts its business. The majority of these laws and regulations are for the protection of consumers, depositors and the deposit insurance funds. The regulations influence such things as the Company’s lending practices, capital structure, investment practices, and dividend policy. The Dodd-Frank Act, enacted in July 2010, represents a comprehensive overhaul of the financial services industry in the United States and requires federal agencies to implement many new rules. Many parts of the Dodd-Frank Act are now in effect, while others depend on rules that have yet to be adopted or implemented. Reforms, both under the Dodd-Frank Act and otherwise, will have a significant effect on the entire financial services industry. Although it is difficult to predict the magnitude and extent of these effects, compliance with new regulations and other initiatives will likely negatively impact revenue and increase the cost of doing business, both in terms of transition expenses and on an ongoing basis. Any new regulatory requirements or changes to existing requirements could require changes to the Company’s businesses, result in increased compliance costs and affect the profitability of such businesses. The Company has established an extensive internal control structure to ensure compliance with governing laws and regulations, including those related to financial reporting. Refer to “Supervision and Regulation” for additional information on material laws and regulations impacting the Company’s business.

As discussed above under the “Supervision and Regulation” section, under Basel III and the Dodd-Frank Act the federal banking agencies have established stricter risk-based capital requirements and leverage limits to apply to banks and bank holding companies. These requirements, and any other new regulations, could adversely affect the Company’s ability to pay dividends, or could require it to reduce business levels or to raise capital, including in ways that may adversely affect its results of operations or financial condition.

The Company operates in a highly competitive industry and market areas.

Competition for commercial banking and other financial services is strong in the Company’s market areas. In one or more aspects of its business, the Company’s subsidiaries compete with other commercial banks, savings and loan associations, credit unions, finance companies, Internet-based financial services companies, mutual funds, insurance companies, brokerage and investment banking companies, and other financial intermediaries. Some of these competitors have substantially greater resources and lending capabilities and may offer services that the Company does not currently provide. In addition, many of the Company’s non-bank competitors are not subject to the same extensive Federal regulations that govern financial holding companies and Federally insured banks. The Company focuses on providing unparalleled customer service, which includes offering a strong suite of products and services. Based upon our ability to grow our customer base in recent years, management feels that this business model does allow the Company to compete effectively in the markets it serves, but there can be no assurance that this business model will be successful.

The Company’s information systems may experience an interruption or breach in security.

In the ordinary course of business we rely on electronic communications and information system to conduct our operations and to store sensitive data.  Any failure, interruption or breach in security of these systems could result in significant disruption to our operations.  Information security breaches and cybersecurity-related incidents may include, but are not limited to, attempts to access information, including customer and company information, malicious code, computer viruses and denial of service attacks that could result in unauthorized access, misuse, loss or destruction of data (including confidential customer information), account takeovers, unavailability of service or other events.  These types of threats may derive from human error, fraud or malice on the part of external or internal parties, or may result from accidental technological failure.  Further, to access our products and services our customers may use computers and mobile devices that are beyond our security control systems.  Our technologies, systems, networks and software, and those of other financial institutions have been, an are likely to continue to be, the target of cybersecurity threats and attacks, which may range from uncoordinated individual attempts to sophisticated and targeted measures directed at us.  The risk of a security breach or disruption, particularly through cyber attack or cyber intrusion, has increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased.

Our business requires the collection and retention of large volumes of customer data, including personally identifiable information in various information systems that we maintain and in those maintained by third parties with whom we contract to provide data services.  We also maintain important internal company data such as personally identifiable information about our employees and information relating to our operations.  The integrity and protection of that customer and company data is important to us.  Our collection of such customer and company data is subject to extensive regulation and oversight.

Our customers and employees have been, and will continue to be, targeted by parties using fraudulent e-mails and other communications in attempts to misappropriate passwords, bank account information or other personal information or to introduce viruses or other malware through "Trojan horse" programs to our information systems and/or our customers' computers.  Though we endeavor to mitigate these threats through product improvements, use of encryption and authentication technology and customer and employee education, such cyber attacks against us or incidents in general and the risks of cyber crime are complex and continue to evolve.   More generally, publicized information concerning security and cyber-related problems could inhibit the use or growth of electronic or web-based applications or solutions as  a means of conducting commercial transactions.

Although we make significant efforts to maintain the security and integrity of our information systems and have implemented various measures to manage the risk of a security breach or disruption, there can be no assurance that our security efforts and measures will be effective or that attempted security breaches or disruptions would not be successful or damaging. Even the most well protected information, networks, systems and facilities remain potentially vulnerable because attempted security breaches, particularly cyber attacks and intrusions, or disruptions will occur in the future, and because the techniques used in such attempts are constantly evolving and generally are not recognized until launched against a target, and in some cases are designed not to be detected and, in fact, may not be detected. Accordingly, we may be unable to anticipate these techniques or to implement adequate security barriers or other preventative measures, and thus it is virtually impossible for us to entirely mitigate this risk. While we maintain specific “cyber” insurance coverage, which would apply in the event of various breach scenarios, the amount of coverage may not be adequate in any particular case. Furthermore, because cyber threat scenarios are inherently difficult to predict and can take many forms, some breaches may not be covered under our cyber insurance coverage. A security breach or other significant disruption of our information systems or those related to our customers, merchants and our third party vendors, including as a result of cyber attacks, could (i) disrupt the proper functioning of our networks and systems and therefore our  operations and/or those of certain of our customers; (ii) result in the unauthorized access to, and destruction, loss, theft, misappropriation or release of confidential, sensitive or otherwise valuable information of ours or our customers; (iii) result in a violation of applicable privacy, data breach and other laws, subjecting us to additional regulatory scrutiny and expose the us to civil litigation, governmental fines and possible financial liability; (iv) require significant management attention and resources to remedy the damages that result; or (v) harm our reputation or cause a decrease in the number of customers that choose to do business with us. The occurrence of any of the foregoing could have a material adverse effect on our business, financial condition and results of operations.

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

The Company’s stock price may be volatile.

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

The trading volume in our common stock is less than that of larger financial services companies, which may adversely affect the price of our common stock.

The Company’s common stock is traded on the NYSE MKT LLC. The trading volume in the Company’s common stock is less than that of larger financial services companies. A public trading market having the desired characteristics of depth, liquidity and orderliness depends on the presence in the marketplace of willing buyers and sellers of our common stock at any given time. This presence depends on the individual decisions of investors and general economic and market conditions over which we have no control. Given the lower trading volume of the Company’s common stock, significant sales of our common stock, or the expectation of these sales, could cause our stock price to fall.

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

Dividend Payments

Holders of Tompkins’ common stock are only entitled to receive such dividends as its board of directors may declare out of funds legally available for such payments. While Tompkins has a long history of paying dividends on its common stock, Tompkins is not required to pay dividends on its common stock and could reduce or eliminate its common stock dividend in the future. This could adversely affect the market price of Tompkins’ common stock. Also, Tompkins is a bank holding company, and its ability to declare and pay dividends is dependent on certain federal regulatory considerations, including the guidelines of the Federal Reserve regarding capital adequacy and dividends. See “Supervision and Regulation” for a description of certain material limitations on the Company’s ability to pay dividends to shareholders.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The Company’s executive offices are located at 110 North Tioga Street, Ithaca, New York. The Company’s banking subsidiaries have 63 branch offices, of which 32 are owned and 31 are leased at market rents. The Company’s insurance subsidiary has 7 stand-alone offices, of which 5 are owned by the Company and 2 are leased at market rents. The Company’s wealth management and financial planning subsidiary has 2 offices which are leased at a market rent, and shares other locations with the Company’s subsidiaries. Management believes the current facilities are suitable for their present and intended purposes. For additional information about the Company’s facilities, including rental expenses, see “Note 7 Premises and Equipment” in Notes to Consolidated Financial Statements in Part II, Item 8. of this Report.

Item 3. Legal Proceedings

The Company is subject to various claims and legal actions that arise in the ordinary course of conducting business. Management does not expect the ultimate disposition of these matters to have a material adverse impact on the Company’s financial statements.

Item 4. Mine Safety Disclosures

Not applicable

Executive Officers of the Registrant

The information concerning the Company’s executive officers is provided below as of March 1, 2016.

Name	Age	Title	Year Joined Company
Stephen S. Romaine	51	President and CEO	January 2000
David S. Boyce	49	Executive Vice President	January 2001
Francis M. Fetsko	51	Executive Vice President, COO, CFO and Treasurer	October 1996
Alyssa H. Fontaine	35	Executive Vice President & General Counsel	January 2016
Scott L. Gruber	59	Executive Vice President	April 2013
Gregory J. Hartz	55	Executive Vice President	August 2002
Gerald J. Klein, Jr.	57	Executive Vice President	January 2000
John M. McKenna	49	Executive Vice President	April 2009
Susan M. Valenti	61	Executive Vice President of Corporate Marketing	March 2012
Bonita N. Lindberg	59	Senior Vice President, Director of Human Resources	December 2015

Business Experience of the Executive Officers:

Stephen S. Romaine was appointed President and Chief Executive Officer of the Company effective January 1, 2007. From 2003 through 2006, he served as President and Chief Executive Officer of Mahopac Bank. Prior to this appointment, Mr. Romaine was Executive Vice President and Chief Financial Officer of Mahopac Bank. Mr. Romaine currently serves on the board of the New York Bankers Association, currently serving as its Vice Chairman.

David S. Boyce has been employed by the Company since January 2001 and was promoted to Executive Vice President in April 2004. He was appointed President and Chief Executive Officer of Tompkins Insurance Agencies in 2002. He has been employed by Tompkins Insurance Agencies and a predecessor company to Tompkins Insurance Agencies for 27 years.

Francis M. Fetsko has been employed by the Company since 1996, and has served as Chief Financial Officer since December 2000. He also serves as the Chief Financial Officer for the Company’s four banking subsidiaries. In July 2003, he was promoted to Executive Vice President and he assumed the additional role of Chief Operating Officer in April 2012.

Alyssa H. Fontaine joined the Company in January 2016 as Executive Vice President and General Counsel. She had previously been a partner with Harris Beach PLLC, a law firm which she joined in 2006. Ms. Fontaine was a member of the firm’s Corporate Practice Group and served on the Financial Institutions and Capital Markets Industry Team. While in private practice, Ms. Fontaine served as the Company’s transaction counsel during our acquisitions of Sleepy Hollow Bancorp and VIST Financial Corp. She is a member of the Board of Directors of the Ithaca Community Childcare Center (IC3).

Scott L. Gruber has been employed by the Company since April 2013 and was appointed President & COO of VIST Bank and Executive Vice President of the Company effective April 30, 2013. He was appointed President & CEO of VIST Bank effective January 1, 2014. Mr. Gruber brings more than thirty years of banking experience to his position at VIST Bank, before joining VIST, Mr. Gruber spent sixteen years at National Penn Bank, and most recently as Group Executive Vice President where he led the Corporate Banking team. Prior to that, Mr. Gruber was President of the Central Region leading the commercial and retail banking business.

Gregory J. Hartz has been employed by the Company since 2002 and was appointed President and Chief Executive Officer of Tompkins Trust Company and Executive Vice President of the Company effective January 1, 2007. Previously, he was Senior Vice President of Tompkins Trust Company, with responsibility for Tompkins Investment Services. Mr. Hartz is past Chair of the Independent Bankers Association of New York State, and currently serves on the board of Cayuga Medical Center, Cayuga Health Systems, Legacy Foundation of Tompkins County, Boyce Thompson Institute, and is Chair of the Tompkins County Area Development.

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

Bonita N. Lindberg joined Tompkins in December 2015 as Senior Vice President, Director of Human Resources, which also includes the Company’s Learning & Development function. Lindberg comes to Tompkins from Cortland Regional Medical Center and Albany International Corporation. Lindberg was certified as a Senior Professional in Human Resources in 2001. She is very active in the Central New York community as a member of the human resources committee with Hospicare and Palliative Care Services of Tompkins County, and a former board member of Cayuga Medical Center. She is also a former board member and current conference board member for the Society for Human Resource Management in Tompkins County.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Price and Dividend Information

The Company’s common stock is traded under the symbol “TMP” on the NYSE MKT LLC (the “Exchange”). The high and low closing sale prices, which represent actual transactions as quoted on the Exchange, of the Company’s common stock for each quarterly period in 2014 and 2015 are presented below. The per share dividends paid by the Company in each quarterly period in 2014 and 2015 and the payment dates of these dividends are also presented below.

		Market Price		Cash Dividends
		High	Low	Amount	Date Paid
2014	1st Quarter	$50.30	$45.42	$0.40	2/14/14
	2nd Quarter	50.81	44.90	0.40	5/15/14
	3rd Quarter	48.78	44.04	0.40	8/15/14
	4th Quarter	56.18	43.98	0.42	11/14/14

2015	1st Quarter	$54.57	$50.91	$0.42	2/17/15
	2nd Quarter	55.48	50.65	0.42	5/15/15
	3rd Quarter	55.45	50.81	0.42	8/17/15
	4th Quarter	62.78	52.70	0.44	11/16/15

As of February 29, 2016 there were approximately 3,589 holders of record of the Company’s common stock.

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

The following table reflects all Company repurchases, including those made pursuant to publicly announced plans or programs, during the quarter ended December 31, 2015.

Issuer Purchases of Equity Securities
	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
Period	(a)	(b)	(c)	(d)
October 1, 2015 through
October 31, 2015	6,053	$52.66	4,300	231,053

November 1, 2015 through
November 30, 2015	10,353	$59.76	0	231,053

December 1, 2015 through
December 31, 2015	0	$0.00	0	231,053
Total	16,406	$57.14	4,300	231,053

Included above are 1,753 shares purchased in October 2015, at an average cost of $51.61, and 586 shares purchased in November 2015, at an average cost of $59.76 by the trustee of the rabbi trust established by the Company under the Company’s Stock Retainer Plan For Eligible Directors of Tompkins Financial Corporation and Participating Subsidiaries, and were part of the director deferred compensation under that plan.  In addition, included in November's totals are 9,767 shares purchased at an average price of $59.76 related to the funding of shareholder accounts enrolled in the company's Dividend Reinvestment Plan.

On July 24, 2014, the Company’s Board of Directors authorized a share repurchase plan for the Company to repurchase up to 400,000 shares of the Company’s common stock. Purchases may be made over the 24 months following adoption of the plan. The repurchase program may be suspended, modified or terminated at any time for any reason. As of the date of this report, the Company has repurchased 168,947 shares under this program, at an average price of $48.02.

Recent Sales of Unregistered Securities

None.

Equity Compensation Plan Information

Information regarding securities authorized for issuance under equity compensation plans is provided in Part III, “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” of this Report.

Performance Graph

The following graph compares the Company’s cumulative total stockholder return over the five-year period from December 31, 2010 through December 31, 2015, with (1) the total return index for the NASDAQ Composite and (2) the total return index for SNL Bank Index. The graph assumes $100.00 was invested on December 31, 2010, in the Company’s common stock and the comparison groups and assumes the reinvestment of all cash dividends prior to any tax effect and retention of all stock dividends.

In accordance with and to the extent permitted by applicable law or regulation, the information set forth below under the heading “Performance Graph” shall not be incorporated by reference into any future filing under the Securities Act or Exchange Act and shall not be deemed to be “soliciting material” or to be “filed” with the SEC under the Securities Act or the Exchange Act, except to the extent that the Company specifically requests that such information be treated as soliciting material or specifically incorporates it by reference into such filings. The performance graph represents past performance and should not be considered an indication of future performance.

		Period Ending
Index	12/31/10	12/31/11	12/31/12	12/31/13	12/31/14	12/31/15
Tompkins Financial Corporation	100.00	101.83	108.76	145.99	162.56	170.38
NASDAQ Composite	100.00	99.21	116.82	163.75	188.03	201.40
SNL Bank	100.00	77.44	104.51	143.49	160.40	163.14

Item 6.	Selected Financial Data

The following consolidated selected financial data is taken from the Company’s audited financial statements as of and for the five years ended December 31, 2015. The following selected financial data should be read in conjunction with the consolidated financial statements and the notes thereto in Part II, Item 8. of this Report. All of the Company’s acquisitions during the five year period were accounted for using the purchase method. Accordingly, the operating results of the acquired companies are included in the Company’s results of operations since their respective acquisition dates.

	Year ended December 31,
(in thousands except per share data)	2015	2014	2013	2012 [1]	2011
FINANCIAL STATEMENT HIGHLIGHTS
Assets	$5,689,995	$5,269,561	$5,003,039	$4,837,197	$3,400,248
Total loans	3,772,042	3,393,288	3,194,284	2,954,610	1,981,849
Deposits	4,395,306	4,169,154	3,947,216	3,950,169	2,660,564
Other borrowings	536,285	356,541	331,531	111,848	186,075
Total equity	516,466	489,583	457,939	441,360	299,143
Interest and dividend income	188,746	184,493	185,104	158,356	137,088
Interest expense	20,365	20,683	23,975	24,213	25,682
Net interest income	168,381	163,810	161,129	134,143	111,406
Provision for loan and lease losses	2,945	2,306	6,161	8,837	8,945
Net gains on securities transactions	1,108	391	599	324	396
Net income attributable to Tompkins
Financial Corporation	58,421	52,041	50,856	31,285	35,419
PER SHARE INFORMATION
Basic earnings per share	3.91	3.51	3.48	2.44	3.21
Diluted earnings per share	3.87	3.48	3.46	2.43	3.20
Adjusted diluted earnings per share[2]	3.63	3.48	3.36	3.16	3.21
Cash dividends per share	1.70	1.62	1.54	1.46	1.40
Book value per share	34.48	32.87	31.05	30.67	26.89
Tangible book value per share[3]	27.42	25.69	23.70	22.96	22.58
SELECTED RATIOS
Return on average assets	1.07%	1.03%	1.03%	0.76%	1.07%
Return on average equity	11.51%	10.76%	11.47%	8.30%	12.02%
Average shareholders’ equity to average assets	9.31%	9.54%	9.00%	9.21%	8.94%
Dividend payout ratio	43.48%	46.15%	44.25%	59.84%	43.61%

OTHER SELECTED DATA (in whole numbers, unless otherwise noted)
Employees (average full-time equivalent)	998	1,000	989	839	719
Banking offices	63	65	66	66	45
Bank access centers (ATMs)	85	85	84	83	63
Trust and investment services assets under management, or custody (in thousands)	$3,852,972	$3,761,972	$3,443,636	$3,240,782	$2,780,622

[1] Includes the impact of the acquisition of VIST Financial on August 1, 2012.
[2] Adjusted diluted earnings per share reflects adjustments made for certain nonrecurring items, including merger and integration expenses. Adjustments for nonrecurring items in 2015 included a $(3.6) million after-tax gain on a pension plan curtailment. There were no adjustments in 2014. 2013 included an $(846,000) after-tax gain on the redemption of trust preferred stock and a $(771,000) after-tax gain on a deposit conversion. Also, in 2013, 2012 and 2011, after-tax merger related expenses totaled $140,000, $9.7 million and $152,000, respectively. There was also an after-tax VISA accrual adjustment of $243,000 in 2012. Adjusted diluted earnings per share is a non-GAAP measure that management believes provides management and investors with information that is useful in understanding the Company’s financial performance and condition. Please see the discussion below under “Results of Operations (Comparison of December 31, 2015 and 2014 results) General” for an explanation of why management believes this non-GAAP financial measure is useful and a reconciliation to diluted earnings per share. For a more detailed accounting and reconciliation of the Company's non-GAAP measures refer to table "Operating Net Income/Adjusted Diluted Earnings Per Share (Non-GAAP)" on page 26 of this document.
[3] Tangible equity capital is used to calculate tangible book value per share and excludes from shareholders’ equity goodwill and other intangibles of $104.2 million in 2015, $106.9 million in 2014, $108.4 million in 2013, $110.9 million in 2012, and $48.0 million in 2011. This is a non-GAAP measure that management believes provides management and investors with information that is useful in understanding the Company’s financial performance and condition.

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

Overview

Tompkins Financial Corporation (“Tompkins” or the “Company”) is headquartered in Ithaca, New York and is registered as a Financial Holding Company with the Federal Reserve Board under the Bank Holding Company Act of 1956, as amended. The Company is a locally oriented, community-based financial services organization that offers a full array of products and services, including commercial and consumer banking, leasing, trust and investment management, financial planning and wealth management, insurance, and brokerage services. At December 31, 2015, the Company’s subsidiaries included: four wholly-owned banking subsidiaries, Tompkins Trust Company (the “Trust Company”), The Bank of Castile (DBA Tompkins Bank of Castile), Mahopac Bank (formerly known as Mahopac National Bank, DBA Tompkins Mahopac Bank), VIST Bank (DBA Tompkins VIST Bank); and a wholly-owned insurance agency subsidiary, Tompkins Insurance Agencies, Inc. (“Tompkins Insurance”). The Trust Company provides a full array of trust and investment services under the Tompkins Financial Advisors brand, including investment management, trust and estate, financial and tax planning as well as life, disability and long-term care insurance services.  The Company’s principal offices are located at The Commons, Ithaca, New York, 14851, and its telephone number is (888) 503-5753. The Company’s common stock is traded on the NYSE MKT LLC under the Symbol “TMP.”

On August 1, 2012, Tompkins completed its acquisition of VIST Financial, a financial holding company headquartered in Wyomissing, Pennsylvania, and parent to VIST Bank, VIST insurance, LLC (“VIST Insurance”), and VIST Capital Management, LLC (“VIST Capital Management”). On the acquisition date, VIST Financial had $1.4 billion in total assets, $889.3 million in loans, and $1.2 billion in deposits. On the acquisition date, VIST Financial was merged into Tompkins. VIST Bank, a Pennsylvania state-charted commercial bank, became a wholly-owned subsidiary of Tompkins and operates as a separate subsidiary bank of Tompkins. VIST Insurance was merged into Tompkins Insurance, and VIST Capital Management became part of Tompkins Financial Advisors. The acquisition expands the Company’s presence into the southeastern region of Pennsylvania. The acquisition of VIST Insurance has approximately doubled the Company’s annual insurance revenues.

Forward-Looking Statements

The Company is making this statement in order to satisfy the “Safe Harbor” provision contained in the Private Securities Litigation Reform Act of 1995. The statements contained in this Report on Form 10-K that are not statements of historical fact may include forward-looking statements that involve a number of risks and uncertainties. Such forward-looking statements are made based on management’s expectations and beliefs concerning future events impacting the Company and are subject to certain uncertainties and factors relating to the Company’s operations and economic environment, all of which are difficult to predict and many of which are beyond the control of the Company, that could cause actual results of the Company to differ materially from those matters expressed and/or implied by forward-looking statements. The following factors, in addition to those listed as Risk Factors in Item 1A are among those that could cause actual results to differ materially from the forward-looking statements: changes in general economic, market and regulatory conditions; the development of an interest rate environment that may adversely affect the Company’s interest rate spread, other income or cash flow anticipated from the Company’s operations, investment and/or lending activities; changes in laws and regulations affecting banks, bank holding companies and/or financial holding companies, such as the Dodd-Frank Act and Basel III; technological developments and changes; the ability to continue to introduce competitive new products and services on a timely, cost-effective basis; governmental and public policy changes, including environmental regulation; protection and validity of intellectual property rights; reliance on large customers; and financial resources in the amounts, at the times and on the terms required to support the Company’s future businesses.

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

The Company has developed a methodology to measure the amount of estimated loan loss exposure inherent in the loan portfolio to assure that an appropriate allowance is maintained. The Company’s methodology is based upon guidance provided in SEC Staff Accounting Bulletin No. 102, Selected Loan Loss Allowance Methodology and Documentation Issues and includes allowance allocations calculated in accordance with Accounting Standards Codification (“ASC”) Topic 310, Receivables, and allowance allocations calculated in accordance with ASC Topic 450 Contingencies. The model is comprised of evaluating impaired loans, criticized and classified loans, historical losses, and qualitative factors. Management has deemed these components appropriate in evaluating the appropriateness of the allowance for loan and lease losses. While none of these components, when used independently, is effective in arriving at a reserve level that appropriately measures the risk inherent in the portfolio, management believes that using them collectively, provides reasonable measurement of the loss exposure in the portfolio. The various factors used in the methodologies are reviewed on a quarterly basis.

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

Acquired loans

The accounting policy for acquired loans is a critical accounting policy. Acquired loans are initially recorded at their acquisition date fair values. The carryover of allowance for loan losses is prohibited as any credit losses in the loans are included in the determination of the fair value of the loans at the acquisition date. Fair values for acquired loans are based on a discounted cash flow methodology that involves assumptions and judgments as to credit risk, prepayment risk, liquidity risk, default rates, loss severity, payment speeds, collateral values and discount rate. Subsequent to the acquisition of acquired impaired loans, the Generally Accepted Accounting Principles ("GAAP") requires the continued estimation of expected cash flows to be received. This estimation requires numerous assumptions, interpretations and judgments using internal and third-party credit quality information. Changes in expected cash flows could result in the recognition of impairment through provision for credit losses.

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

Results of Operations

(Comparison of December 31, 2015 and 2014 results)

General

The Company reported diluted earnings per share of $3.87 in 2015, compared to diluted earnings per share of $3.48 in 2014. Net income attributable to Tompkins Financial Corporation for the year ended December 31, 2015, was $58.4 million, up 12.3% compared to $52.0 million in 2014. Results for 2015 were positively impacted by a one-time curtailment gain of $3.6 million, after-tax, related to changes to the Company’s defined benefit pension plan. Exclusive of this one-time gain, net income and diluted earnings per share for 2015 were $54.8 million and $3.63, respectively.

In addition to earnings per share, key performance measurements for the Company include return on average shareholders’ equity (ROE) and return on average assets (ROA). ROE was 11.51% in 2015, compared to 10.76% in 2014, while ROA was 1.07% in 2015 and 1.03% in 2014. Tompkins’ 2015 ROE and ROA were in the 83rd percentile for ROE and the 65th percentile for ROA of its peer group. The peer group is derived from the Federal Reserve Board and represents banks and bank holding companies with assets between $3.0 billion and $10.0 billion. The comparative peer group ratios are as of December 31, 2015.

The Company’s net operating income available to common shareholders (non-GAAP) in 2015 amounted to $54.0 million or $3.63 per diluted share compared to $51.5 million or $3.48 per diluted share in 2014. Operating (non-GAAP) net income for 2015 excludes the $3.6 million, after-tax, gain on changes to the Company’s pension plan. There were no adjustments to 2014 net operating income.

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

Operating Net Income/Adjusted Diluted Earnings Per Share (Non-GAAP)
	As of December 31,
(in thousands, except per share data)	2015	2014
Net income attributable to Tompkins Financial Corporation	$58,421	$52,041
Less: dividends and undistributed earnings allocated to unvested stock awards	(834)	(503)
Net income available to common shareholders (GAAP)	57,587	51,538
Diluted earnings per share (GAAP)	3.87	3.48

Adjustments for non-operating income and expense, net of tax:
Gain on pension plan curtailment	(3,602)	0
Total adjustments, net of tax	(3,602)	0

Net operating income available to common shareholders (Non-GAAP)	53,985	51,538
Adjusted diluted earnings per share (Non-GAAP)	3.63	3.48

Operating Return on Average Tangible Common Equity (Non-GAAP)
	As of December 31,
(in thousands, except per share data)	2015	2014
Net operating income available to common shareholders (Non-GAAP)	$53,985	$51,538
Amortization of intangibles, net of tax	1,208	1,257
Adjusted net operating income available to common shareholders (Non-GAAP)	55,193	52,795

Average Tompkins Financial Corporation shareholders’ common equity	506,243	482,087
Average goodwill and intangibles [1]	104,837	106,748
Average Tompkins financial Corporation shareholders’ tangible common equity (Non-GAAP)	401,406	375,339

Adjusted operating return on average shareholders’ tangible common equity (Non-GAAP)	13.75%	14.07%

[1] Average goodwill and intangibles exclude mortgage servicing rights.

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

Banking Segment

The Banking segment reported net income of $51.6 million for the year ending December 31, 2015, representing a $5.6 million or 12.1% increase compared to 2014, driven mainly by growth in interest income and lower noninterest expenses. Net interest income increased $4.6 million in 2015, up 2.8% versus 2014, due primarily to loan growth, which more than offset lower average loan yields. Interest income increased $4.2 million or 2.3%, while interest expense declined $320,000 or 1.5% compared to 2014. All associated segment results have been reconciled to their corresponding consolidated financial statement amounts (see “Note 22 – Segment and Related Information” in the Notes to Consolidated Financial Statements in Part II, Item 8. of this Report for additional details).

The provision for loan and lease losses was $2.9 million in 2015, compared to $2.3 million in the prior year. The increase reflects the growth in total loans, partially offset by continued improvement in credit quality.

Noninterest income declined by $322,000 or 1.2% when compared to 2014. Declines in noninterest income included income on miscellaneous investments (down $361,000), gains on sale of loans (down $308,000), other fee income (down $295,000), card service income (down $105,000), and service charges on deposit accounts (down $79,000). These were partially offset by gains on available-for-sale (“AFS”) securities (up $1.1 million), and the gain on sale of other real-estate owned (“OREO”) (up $332,000).

Noninterest expenses decreased by $5.0 million or 4.1% compared to 2014, reflecting the impact of the one-time gain related to changes to the Company’s pension plan, which resulted in a $5.4 million credit to noninterest expense in the second quarter of 2015.

Insurance Segment

The Insurance segment reported net income of $3.6 million, up 18.4% when compared to 2014.  Insurance commissions and fees increased $797,000 or 2.8% over the prior year. Revenues from the Company’s primary insurance lines: commercial, personal insurance and health and benefit insurance all increased compared to the prior year. 2015 also included a pre-tax gain of $329,000 related to the sale of certain customer relationships in the fourth quarter of 2015, which were acquired in the 2012 acquisition of VIST Insurance. Noninterest expense increased $268,000 in 2015, up 1.1% compared to 2014. Increases in salaries and benefits costs, associated with merit increases and additional headcount contributed to most of the noninterest expense variance for the current year compared to prior year. The year over year increase was partially offset by the one-time gain related to changes to the Company’s pension plan, which resulted in a $462,000 credit to noninterest expense in the second quarter of 2015.

Wealth Management Segment

The Wealth Management segment reported net income of $3.1 million for the twelve month period ended December 31, 2015, an increase of $245,000 or 8.4% compared to 2014. Investment services revenue of $16.0 million was flat compared to 2014. Noninterest expenses were down $431,000 or 3.6% compared to 2014, mainly due to the one-time gain related to changes to the Company’s pension plan, which resulted in a $131,000 credit to noninterest expense in the second quarter of 2015. The market value of assets under management or in custody at December 31, 2015, totaled $3.9 billion, an increase of 2.4% compared to year-end 2014.

Net Interest Income

Net interest income is the Company’s largest source of revenue, representing 70.1% of total revenues for the twelve months ended December 31, 2015, and 69.8% of total revenues for the twelve months ended December 31, 2014. Net interest income was up 2.8% in 2015 compared to 2014. Net interest income is dependent on the volume and composition of interest earning assets and interest-bearing liabilities and the level of market interest rates. The Company’s net interest income over the past several years benefitted from steady growth in average earning assets, which were up 8.7% in 2015 compared to 2014, and lower funding costs which were down 1.5% in 2015 compared to 2014. For 2015 and 2014, the Company’s net interest income also benefitted from accretable yield attributable to loans acquired with evidence of credit deterioration and accounted for in accordance with ASC Topic 310-30. These favorable factors offset the impact of lower asset yields and lower net interest margins compared to prior year. The taxable equivalent net interest margin was 3.38% in 2015 compared to 3.57% in 2014.

Table 1 – Average Statements of Condition and Net Interest Analysis shows average interest-earning assets and interest-bearing liabilities, and the corresponding yield or cost associated with each. Taxable-equivalent net interest income for 2015 was up 3.0% over 2014, benefitting from growth in average earning assets, which increased by 8.7% in 2015, and growth in noninterest bearing deposits, which increased by 13.9% compared to the prior year. These factors helped to lessen the impact of lower asset yields and a lower net interest margin compared to prior year.

Tax-equivalent interest income was up $4.6 million or 2.5% in 2015 over 2014. The increase in taxable-equivalent interest income was the result of the $408.2 million or 8.7% increase in average interest-earning assets in 2015 over 2014 average interest-earning assets. The growth in average earning assets and the higher concentration of loans helped to offset lower asset yields. The average yield on interest earning assets for 2015 declined by 23 basis points or 5.7% compared to the average yield on interest earning assets for 2014. Average loan balances were up $293.0 million or 9.0% in 2015 compared to 2014, while the average yields on loans were down 27 basis points or 5.7%. Average loan balances represented 69.3% of earning assets in 2015 compared to 69.0% 2014. Average balances on securities were up $109.5 million or 7.7% compared to 2014, while the average yields on the securities portfolio were down 17 basis points or 7.1% compared to 2014.

Interest expense for 2015 was down $318,000 or 1.5% compared to 2014, while average interest bearing liabilities were up $226.4 million or 6.2%. The decrease in interest expense reflects lower average rates paid on deposits and borrowings during 2015 when compared to 2014 and growth in noninterest bearing deposit balances. The average rate paid on interest bearing deposits was 0.32% in 2015, down 3 basis points when compared to 2014. Average interest bearing deposits in 2015 were up $67.7 million or 2.1% compared to 2014. Average noninterest bearing deposit balances in 2015 were up $125.9 million or 13.9% over 2014 and represented 24.0% of total deposits compared to 22.1% in 2014. Average other borrowings increased by $166.4 million or 66.2% year over year, mainly due to a higher volume of overnight borrowings with the FHLB in 2015.

Table 1 - Average Statements of Condition and Net Interest Analysis

	For the year ended December 31,
	2015			2014			2013
(dollar amounts in thousands)	Average Balance (YTD)	Interest	Average Yield/Rate	Average Balance (YTD)	Interest	Average Yield/Rate	Average Balance (YTD)	Interest	Average Yield/Rate
ASSETS
Interest-earning assets
Interest-bearing balances due from banks	$1,812	$4	0.22%	$1,014	$2	0.20%	$2,005	$10	0.50%
Securities[1]
U.S. Government securities	1,441,420	30,500	2.12%	1,332,449	30,384	2.28%	1,326,999	28,817	2.17%
Trading securities	8,231	352	4.28%	10,068	418	4.15%	14,188	589	4.15%
State and municipal[2]	88,504	3,308	3.74%	85,402	3,290	3.85%	95,276	4,893	5.14%
Other securities[2]	3,785	121	3.20%	4,489	139	3.10%	7,714	265	3.44%
Total securities	1,541,940	34,281	2.22%	1,432,408	34,231	2.39%	1,444,177	34,564	2.39%
FHLBNY and FRB stock	24,046	1,129	4.70%	19,168	810	4.23%	22,153	749	3.38%
Total loans and leases, net of unearned income[2,3]	3,531,945	157,222	4.45%	3,238,992	152,958	4.72%	3,053,538	153,569	5.03%
Total interest-earning assets	5,099,743	192,636	3.78%	4,691,582	188,001	4.01%	4,521,873	188,892	4.18%
Other assets	355,471			375,073			406,626
Total assets	5,455,214			5,066,655			4,928,499

LIABILITIES & EQUITY
Deposits
Interest-bearing deposits
Interest bearing checking, savings, & money market	2,363,087	3,821	0.16%	2,286,707	4,312	0.19%	2,224,028	4,938	0.22%
Time deposits	895,391	6,630	0.74%	904,040	6,769	0.75%	939,630	7,827	0.83%
Total interest-bearing deposits	3,258,478	10,451	0.32%	3,190,747	11,081	0.35%	3,163,658	12,765	0.40%
Federal funds purchased & securities sold under agreements to repurchase	137,917	2,709	1.96%	145,876	2,947	2.02%	177,784	3,749	2.11%
Other borrowings	417,737	4,897	1.17%	251,312	4,368	1.74%	222,345	4,862	2.19%
Trust preferred debentures	37,417	2,308	6.17%	37,249	2,287	6.14%	41,643	2,599	6.24%
Total interest-bearing liabilities	3,851,549	20,365	0.53%	3,625,184	20,683	0.57%	3,605,430	23,975	0.67%
Noninterest bearing deposits	1,029,545			903,628			806,387
Accrued expenses and other liabilities	66,366			54,244			73,117
Total liabilities	4,947,460			4,583,056			4,484,934
Tompkins Financial Corporation Shareholders’ equity	506,243			482,087			442,054
Noncontrolling interest	1,511			1,512			1,511
Total equity	507,754			483,599			443,565
Total liabilities and equity	$5,455,214			$5,066,655			$4,928,499
Interest rate spread			3.25%			3.44%			3.51%
Net interest income/margin on earning assets		172,271	3.38%		167,318	3.57%		164,917	3.65%
Tax Equivalent Adjustment		(3,890)			(3,508)			(3,788)
Net interest income per consolidated financial statements		$168,381			$163,810			$161,129

1 Average balances and yields on available-for-sale securities are based on historical amortized cost.

2 Interest income includes the tax effects of taxable-equivalent adjustments using a combined New York State and Federal effective income tax rate of 40% to increase tax exempt interest income to taxable-equivalent basis.

3 Nonaccrual loans are included in the average asset totals presented above. Payments received on nonaccrual loans have been recognized as disclosed in Note 1 of the Company’s condensed consolidated financial statements included in Part 1 of the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2015.

Table 2 - Analysis of Changes in Net Interest Income

	2015 vs. 2014			2014 vs. 2013
	Increase (Decrease) Due to Change in Average			Increase (Decrease) Due to Change in Average
(in thousands)(taxable equivalent)	Volume	Yield/Rate	Total	Volume	Yield/Rate	Total
INTEREST INCOME:
Certificates of deposit, other banks	$4	$(2)	$2	$(8)	$0	$(8)
Investments[1]
Taxable	2,204	(2,172)	32	(147)	1,417	1,270
Tax-exempt	116	(98)	18	(507)	(1,096)	(1,603)
FHLB and FRB stock	229	90	319	(101)	162	61
Loans, net[1]	13,041	(8,777)	4,264	9,327	(9,938)	(611)
Total interest income	$15,594	$(10,959)	$4,635	$8,564	$(9,455)	$(891)
INTEREST EXPENSE:
Interest-bearing deposits:
Interest checking, savings and money market	144	(635)	(491)	138	(764)	(626)
Time	(65)	(74)	(139)	(295)	(763)	(1,058)
Federal funds purchased and securities sold under agreements to repurchase	(156)	(82)	(238)	(645)	(157)	(802)
Other borrowings	1,961	(1,411)	550	359	(1,165)	(806)
Total interest expense	$1,884	$(2,202)	$(318)	$(443)	$(2,849)	$(3,292)
Net interest income	$13,710	$(8,757)	$4,953	$9,007	$(6,606)	$2,401

1 Interest income includes the tax effects of taxable-equivalent adjustments using a combined New York State and Federal effective income tax rate of 40% to increase tax exempt interest income to taxable-equivalent basis.

Changes in net interest income occur from a combination of changes in the volume of interest-earning assets and interest-bearing liabilities, and in the rate of interest earned or paid on them. The above table illustrates changes in interest income and interest expense attributable to changes in volume (change in average balance multiplied by prior year rate), changes in rate (change in rate multiplied by prior year volume), and the net change in net interest income. The net change attributable to the combined impact of volume and rate has been allocated to each in proportion to the absolute dollar amounts of the change. In 2015, net interest income increased by $5.0 million, resulting from a $4.6 million increase in interest income and a $318,000 decrease in interest expense. Growth in average balances on interest-earning assets contributed to a $15.6 million increase in interest income, while the lower yields on average earning assets offset this growth by $11.0 million. The decrease in interest expense reflects lower rates paid on interest bearing liabilities, partially offset by growth in average balances of interest bearing liabilities.

Provision for Loan and Lease Losses

The provision for loan and lease losses represents management’s estimate of the expense necessary to maintain the allowance for loan and lease losses at an appropriate level. The provision for loan and lease losses was $2.9 million in 2015, compared to $2.3 million in 2014. The increase in provision expense was mainly a result of year-over-year loan growth. Asset quality metrics were improved from prior year, with lower levels of nonperforming loans and leases and criticized and classified loans compared to prior year. See the section captioned “The Allowance for Loan and Lease Losses” included within “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Financial Condition” of this Report for further analysis of the Company’s allowance for loan and lease losses.

Noninterest Income

	Year ended December 31,
(in thousands)	2015	2014	2013
Insurance commissions and fees	$29,286	$28,489	$27,916
Investment services	15,416	15,493	15,109
Service charges on deposit accounts	9,325	9,404	8,495
Card services	7,837	7,942	7,216
Net mark-to-market gains (losses)	90	62	17
Other income	8,878	8,984	10,546
Net gain on securities transactions	1,108	391	599
Total	$71,940	$70,765	$69,898

Noninterest income is a significant source of income for the Company, representing 29.9% of total revenues in 2015, and 30.2% in 2014, and is an important factor in the Company’s results of operations. Noninterest income increased 1.7% over 2014. The year-over-year changes in the various noninterest categories are discussed in more detail below.

Insurance commissions and fees increased $797,000 or 2.8% over 2014. Revenues for commercial insurance lines, personal insurance lines, and health and benefit related insurance products were all up for the year compared to 2014.

Investment services income of $15.4 million in 2015 was in line with the same period in 2014. Investment services income includes trust services, financial planning, and wealth management services. With fees largely based on the market value and the mix of assets managed, the general direction of the stock market can have a considerable impact on fee income. The market value of assets managed by, or in custody of, the Trust Company was $3.9 billion at December 31, 2015, and $3.8 billion at December 31, 2014. These figures include $1.2 billion in 2015 and $1.1 billion in 2014, of Company-owned securities where no income is recognized as the Trust Company serves as custodian. The increase in fair value of assets reflects successful business development initiatives resulting in customer retention. Equities markets were generally flat to lower during 2015 as compared to 2014.

Service charges on deposit accounts in 2015 were down less than 1% compared to prior year. Overdraft fees, the largest component of service charges on deposit accounts, were down $483,000 or 7.3% in 2015 compared to 2014. The decrease in overdraft fees was partially offset by increases in cycle fees on personal and business accounts, which were up $452,000 or 19.3%, as a result of new deposit products introduced in 2015.

Card services income decreased $105,000 or 1.3% over 2014. The primary components of card services income are fees related to debit card transactions and ATM usage. Debit card income remained relatively flat compared to 2014, while fees associated with ATM transactions were down 8.1% compared to 2014. Favorable trends in the number of transactions were partially offset by lower interchange fees in 2015.

Net mark-to-market gains on securities and borrowings held at fair value were $90,000 in 2015, up $28,000 compared to 2014. Mark-to-market losses or gains relate to the change in the fair value of securities and borrowings where the Company has elected the fair value option. The year-over-year gains are mainly attributed to changes in market interest rates.

The Company recognized $1.1 million of gains on sales/calls of available-for-sale securities in 2015, compared to $391,000 of gains in 2014. Sales of available-for-sale securities are generally the result of general portfolio maintenance and interest rate risk management.

Other income of $8.9 million was down $106,000 or 1.2% compared to 2014. The significant components of other income are other service charges, increases in cash surrender value of corporate owned life insurance (“COLI”), gains on the sales of residential mortgage loans, FDIC indemnification asset accretion and income from miscellaneous equity investments, including the Company’s investment in a Small Business Investment Company (“SBIC”). The decrease in 2015 reflects lower gains on sales of residential loans (down $308,000) and decreased income from miscellaneous equity investments (down $361,000) compared to 2014. These were partially offset by increases in OREO gains (up $332,000) and COLI income (up $181,000) in 2015 compared with 2014.

Noninterest Expense

	Year ended December 31,
(in thousands)	2015	2014	2013
Salaries and wages	$72,707	$69,558	$67,200
Pension and other employee benefits	16,025	21,102	22,164
Net occupancy expense of premises	12,312	12,203	11,757
Furniture and fixture expense	6,146	5,708	5,701
FDIC insurance	2,992	2,906	3,214
Amortization of intangible assets	2,013	2,095	2,197
Merger and integration related expense	0	0	228
Other	37,667	41,121	40,641
Total	$149,862	$154,693	$153,102

Salaries and wages and pension and other employee benefit expenses decreased $1.9 million or 2.1% compared to 2014. For 2015, salaries and wages were up $3.1 million or 4.5% over the prior year. The increases reflect additional employees, annual merit increases and higher accruals for incentive compensation. Pension and other employee benefits were down $5.1 million or 24.1% over 2014. The decrease in pension and other employee benefit expenses was mainly a result of a one-time curtailment gain of $6.0 million, related to changes to the Company’s defined benefit pension plan.

Other operating expenses of $37.7 million decreased by $3.5 million or 8.4% compared to 2014. The primary components of other operating expenses in 2015 were technology expense ($6.2 million), marketing expense ($4.8 million), professional fees ($5.4 million), cardholder expense ($2.7 million) and other miscellaneous expense ($18.9 million). The $3.5 million decrease in other operating expense in 2015 when compared to 2014 was mainly due to lower costs associated with loan origination expenses, and expenses related to other real estate owned.

The Company’s efficiency ratio, defined as operating expense excluding amortization of intangible assets, divided by tax-equivalent net interest income plus noninterest income before securities gains and losses (increase in the cash surrender value of COLI is shown on a tax equivalent basis) was 60.5% in 2015, compared to 63.9% in 2014. Tax equivalency was based upon a 40% tax rate. Excluding the tax equivalent adjustments for tax-exempt securities and tax-exempt loans and leases, the efficiency ratio would be 61.5% in 2015 and 64.8% in 2014. The 2015 ratio was favorably impacted by the one-time gain related to the changes to the Company’s pension plan. Excluding this gain, the two ratios for 2015 would have been 64.0% and 62.9%, respectively.

Noncontrolling Interests

Net income attributable to noncontrolling interests represents the portion of net income in consolidated majority-owned subsidiaries that is attributable to the minority owners of a subsidiary. The Company had net income attributable to noncontrolling interests of $131,000 in 2015 and 2014. The noncontrolling interests relate to three real estate investment trusts, which are substantially owned by the Company’s banking subsidiaries.

Income Tax Expense

The provision for income taxes provides for Federal, New York State and Pennsylvania State income taxes. The 2015 provision was $29.0 million. The effective tax rate for the Company was 33.1% in 2015, up from 32.7% in 2014. The effective rates differ from the U.S. statutory rate of 35.0% during the comparable periods primarily due to the effect of tax-exempt income from loans, securities, and life insurance assets, and investments in tax credits.

Results of Operations

(Comparison of December 31, 2014 and 2013 results)

General

The Company reported diluted earnings per share of $3.48 in 2014, compared to diluted earnings per share of $3.46 in 2013. Net income attributable to Tompkins Financial Corporation for the year ended December 31, 2014, was $52.0 million, up 2.3% compared to $50.9 million in 2013.  Earnings for 2013 included certain nonrecurring items comprised of $846,000 in an after-tax gain on the redemption of trust preferred debentures, an after-tax gain on a deposit conversion of $771,000, and after-tax merger related expense of $140,000.  Collectively, these items had a favorable impact to 2013 results of approximately $0.10 per share.

In addition to earnings per share, key performance measurements for the Company included return on average shareholders’ equity (ROE) and return on average assets (ROA). ROE was 10.76% in 2014, compared to 11.47% in 2013, while ROA was 1.03% in 2014 and 2013.

Segment Reporting

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

Insurance Segment

The Insurance segment reported net income of $3.1 million, down 3.9% when compared to 2013. Insurance commissions and fees increased $573,000 or 2.1% over the prior year. Revenues from the Company’s primary insurance lines: commercial, personal insurance and health and benefit insurance all increased compared to the prior year. Noninterest expense increased $1.1 million in 2014, up 4.8% compared to 2013. Increases in salaries and benefits costs, associated with merit increases and additional headcount contributed to most of the noninterest expense variance for 2014 compared to 2013.

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

The increase in taxable-equivalent interest income in 2014 was the result of a $169.7 million or 3.8% increase in average interest-earning assets in 2014 over 2013 average interest-earning assets. The growth in average earning assets and the higher concentration of loans helped to offset lower asset yields. The average yield on interest earning assets declined by 17 basis points or 4.1% for the period ended December 31, 2014. Average loan balances were up $185.5 million or 6.1% in 2014 compared to 2013, while the average yields on loans were down 31 basis points or 6.2%. Average loan balances represented 69.0% of earning assets in 2014 compared to 67.5% 2013. The average securities balance of $34.2 million and the average yield on securities of 2.39% for 2014 were both in line with 2013.

Interest expense for 2014 was down $3.3 million or 13.7% compared to 2013, while average interest bearing liabilities were in line with the prior year. The decrease in interest expense reflected lower average rates paid on deposits and borrowings during 2014 when compared to 2013 and growth in noninterest bearing deposit balances. The average rate paid on interest bearing deposits was 0.35%, down 5 basis points when compared to 2013. Average interest bearing deposits in 2014 were in line with 2013. Average noninterest bearing deposit balances in 2014 were up $97.2 million or 12.1% over 2013 and represented 22.1% of total deposits compared to 20.3% in 2013. Average other borrowings increased by $29.0 million or 13.0% year over year, mainly due to a higher volume of overnight borrowings with the FHLB in 2014.

Provision for Loan and Lease Losses

The provision for loan and lease losses was $2.3 million in 2014, compared to $6.2 million in 2013. Net loan charge-offs of $1.3 million in 2014 were down from $2.8 million in 2013. The decrease in provision expense was mainly a result of improved asset quality metrics and recoveries received on previously charged off credits.

Noninterest Income

Noninterest income represented 30.2% of total revenues in 2014, and 30.3% in 2013, and was an important factor in the Company’s results of operations. Noninterest income increased 1.2% over 2013.

Insurance commissions and fees increased $573,000 or 2.1% over 2013. Revenues for commercial insurance lines, personal insurance lines, and health and benefit related insurance products were all up in 2014 compared to the same period in 2013.

Investment services income in 2014 increased by $384,000 or 2.5% over 2013. Investment services income includes trust services, financial planning, and wealth management services. With fees largely based on the market value and the mix of assets managed, the general direction of the stock market can have a considerable impact on fee income. The market value of assets managed by, or in custody of, Tompkins was $3.8 billion at December 31, 2014, and $3.4 billion at December 31, 2013. These figures include $1.1 billion in 2014 and $906.8 million in 2013, of Company-owned securities where Tompkins Trust Company served as custodian. The increase in fair value of assets reflected favorable market conditions as well as successful business development initiatives resulting in customer retention.

Service charges on deposit accounts were up $909,000 or 10.7%, compared to 2013. The year-over-year increase was due to service fee income on deposit accounts which were up $897,000, and was slightly offset by overdraft fees which were down $84,000 compared to December 31, 2013. The largest component of this category is overdraft fees, which is largely driven by customer activity.

Card services income increased $726,000 or 10.1% over 2013. The primary components of card services income are fees related to debit card transactions and ATM usage. The increase over prior year was mainly in debit card income. Favorable trends in the number of cards issued and transaction volume were partially offset by lower interchange fees as a result of regulatory changes.

Net mark-to-market gains on securities and borrowings held at fair value were $62,000 in 2014, up $45,000 compared to 2013. Mark-to-market losses or gains relate to the change in the fair value of securities and borrowings where the Company has elected the fair value option. The year-over-year gains were mainly attributed to changes in market interest rates.

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

Noninterest Expense

Noninterest expenses of $154.7 million for 2014 were in line with 2013. Changes in various components of noninterest expense are discussed below.

Salaries and wages and pension and other employee benefit expenses increased $1.3 million or 1.5% over 2013. For 2014, salaries and wages were up $2.4 million or 3.5% over the prior year. The increases reflected additional employees, annual merit increases and higher accruals for incentive compensation. Pension and other employee benefits were down $1.1 million or 4.8% over 2013. The decrease in pension and other employee benefit expenses was mainly a result of an increase in the discount rate used to calculate the annual expense of these plans.

Net occupancy expense increased $446,000 or 3.8% in 2014 over 2013. The increase reflects higher expenses related to rent, utilities, real estate taxes, depreciation and general maintenance of properties for the year.

Other operating expenses of $41.1 million, increased by $480,000 or 1.2% compared to 2013. The primary components of other operating expenses in 2014 were technology expense ($6.2 million), marketing expense ($5.0 million), professional fees ($6.1 million), cardholder expense ($2.7 million) and other miscellaneous expense ($21.2 million). The increase in other miscellaneous expense when compared to 2013 was mainly due to amortization of the FDIC indemnification asset as a result of better than expected performance on FDIC covered loans.

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

FINANCIAL CONDITION

Total assets, at December 31, 2015, grew by $420.4 million or 8.0% compared to the previous year-end. The growth was mainly in the loan portfolio which was up $378.8 million or 11.2% over year-end 2014.

As of December 31, 2015, total securities comprised 27.1% of total assets, compared to 28.5% of total assets at year-end 2014. The securities portfolio primarily contains mortgage-backed securities, obligations of U.S. Government sponsored entities, and obligations of states and political subdivisions. The Company has no investments in preferred stock of U.S. Government sponsored entities and no investments in pools of trust preferred securities. A more detailed discussion of the securities portfolio is provided below in this section under the caption “Securities”.

Loans and leases were 66.3% of total assets at December 31, 2015, compared to 64.4% of total assets at December 31, 2014. A more detailed discussion of the loan portfolio is provided below in this section under the caption “Loans and Leases”.

Total deposits increased by $226.2 million or 5.4% compared to December 31, 2014. Noninterest bearing deposits and checking, savings and money market deposits grew by $115.3 million or 11.3% and $153.8 million or 6.8%, respectively, compared to December 31, 2014. Time deposit balances decreased by 4.8% compared to 2014 year-end. Other borrowings, consisting mainly of short term advances with the FHLB, were up $179.7 million from December 31, 2014. A more detailed discussion of deposits and borrowings is provided below in this section under the caption “Deposits and Other Liabilities”.

Shareholders’ Equity

The Consolidated Statements of Changes in Shareholders’ Equity included in the Consolidated Financial Statements of the Company contained in Part II, Item 8. of this Report, detail the changes in equity capital. Total shareholders’ equity was up $26.9 million or 5.5% to $516.5 million at December 31, 2015, from $489.6 million at December 31, 2014. Additional paid-in capital increased by $1.9 million, from $348.9 million at December 31, 2014, to $350.8 million at December 31, 2015. The $1.9 million increase included the following: $1.9 million related to stock-based compensation; $1.7 million of proceeds from stock option exercises and the related tax benefits; $1.6 million related to shares issued for the employee stock ownership plan; and $355,000 related to shares issued for director deferred compensation plan. These were partially offset by the Company’s repurchase of 67,481 shares of its common stock for $3.5 million. Retained earnings increased by $32.3 million, reflecting net income of $58.4 million less dividends of $25.4 million.

Accumulated other comprehensive loss increased from $24.0 million at December 31, 2014 to $31.0 million at December 31, 2015; reflecting a $5.6 million decrease in unrealized gains on available-for-sale securities due to market interest rates, and an $1.4 million unrealized loss associated with employee benefit plans. Under regulatory requirements, amounts reported as accumulated other comprehensive income/loss related to net unrealized gain or loss on available-for-sale securities and the funded status of the Company’s defined benefit post-retirement benefit plans do not increase or reduce regulatory capital and are not included in the calculation of risk-based capital and leverage capital ratios.

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

Accumulated other comprehensive loss decreased from $25.1 million at December 31, 2013 to $24.0 million at December 31, 2014; reflecting a $11.1 million increase in unrealized gains on available-for-sale securities due to market interest rates, and an $10.1 million unrealized loss associated with postretirement benefit plans.

The Company continued its long history of increasing cash dividends with a per share increase of 4.9% in 2015, which followed an increase of 5.2% in 2014. Dividends per share amounted to $1.70 in 2015, compared to $1.62 in 2014, and $1.54 in 2013. Cash dividends paid represented 43.5%, 46.1%, and 44.2% of after-tax net income in each of 2015, 2014, and 2013, respectively.

On July 24, 2014, the Company’s Board of Directors authorized a share repurchase plan for the Company to repurchase up to 400,000 shares of the Company’s common stock. Purchases may be made over the 24 months following adoption of the plan. The repurchase program may be suspended, modified or terminated at any time for any reason. During 2015, the Company repurchased 67,481 shares at an average price of $51.97.

The Company and its subsidiary banks are subject to quantitative capital measures established by regulation to ensure capital adequacy. Consistent with the objective of operating a sound financial organization, the Company and its subsidiary banks maintain capital ratios well above regulatory minimums and meet the requirements to be considered well-capitalized under the regulatory guidelines.

As of December 31, 2015, the capital ratios for the Company’s four subsidiary banks exceeded the minimum levels required to be considered well capitalized. Additional information on the Company’s capital ratios and regulatory requirements is provided in “Note 20 - Regulations and Supervision” in Notes to Consolidated Financial Statements in Part II, Item 8. of this Report on Form 10-K.

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

The Company’s total securities portfolio at December 31, 2015 totaled $1.54 billion compared to $1.50 billion at December 31, 2014. The tables below show The decrease in the available-for-sale portfolio during 2015 was mainly due to decreases in mortgage-backed securities issued by U.S. Government sponsored entities, partially offset by an increase in obligations of U.S. state and political subdivisions during the year. In addition, fair values decreased between year-end 2014 and year-end 2015 as a result of changes in market interest rates. The increase in the held-to-maturity portfolio was due to purchases of obligations of U.S. Government Additional information on the securities portfolio is available in “Note 2 Securities” in Notes to Consolidated Financial Statements in Part II, Item 8. of this Report, which details the types of securities held, the carrying and fair values, and the contractual maturities as of December 31, 2015 and 2014.

Available-for-Sale Securities	2015		2014		2013
(in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Obligations of U.S. Government sponsored entities	$551,176	$552,893	$553,300	$557,820	$558,130	$556,345
Obligations of U.S. states and political subdivisions	83,981	84,726	70,790	71,510	68,216	67,962
Mortgage-backed securities-residential, issued by
U.S. Government agencies	94,459	94,678	108,931	109,926	147,766	146,678
U.S. Government sponsored entities	656,947	650,097	660,195	659,120	587,843	577,472
Non-U.S. Government agencies or sponsored entities	192	194	267	271	306	311
U.S. corporate debt securities	2,500	2,162	2,500	2,162	5,000	4,633
Total debt securities	1,389,255	1,384,750	1,395,983	1,400,809	1,367,261	1,353,401
Equity securities	1,000	934	1,475	1,427	1,475	1,410
Total available-for-sale securities	$1,390,255	$1,385,684	$1,397,458	$1,402,236	$1,368,736	$1,354,811

Equity securities include miscellaneous investments carried at fair value, which approximates cost.

Held-to-Maturity Securities	2015		2014		2013
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Obligations of U.S. Government sponsored entities	$132,482	$132,687	$71,906	$72,269	$0	$0
Obligations of U.S. states and political subdivisions	13,589	13,999	16,262	16,767	18,980	19,625
Total held-to-maturity securities	$146,071	$146,686	$88,168	$89,036	$18,980	$19,625

Trading Securities	2015	2014	2013
	Fair Value	Fair Value	Fair Value

Obligations of U.S. Government sponsored entities	$6,601	$7,404	$8,275
Mortgage-backed securities-residential issued by U.S. Government sponsored entities	767	1,588	2,716
Total trading securities	$7,368	$8,992	$10,991

The decrease in trading securities reflects principal repayments and maturities received during 2015. The pre-tax mark-to-market losses on trading securities were $295,000, $269,000 and $538,000 in 2015, 2014 and 2013, respectively.

Quarterly, the Company evaluates all investment securities with a fair value less than amortized cost to identify any other-than-temporary impairment as defined under generally accepted accounting principles. The Company did not recognize any net credit impairment charge to earnings on investment securities in 2015, 2014, and 2013. During 2013, the Company sold three non-U.S. Government agencies or sponsored entities mortgage backed securities for a gain of approximately $94,000. Prior to 2013, these non-U.S. Government agencies or sponsored entities mortgage backed securities were determined to be other-than-temporarily impaired and the Company did recognize net credit impairment charges to earnings of $441,000 over the life of these securities.

The Company uses a two step modeling approach to analyze each non-agency CMO issue to determine whether or not the current unrealized losses are due to credit impairment and therefore other-than-temporarily impaired (“OTTI”). Step one in the modeling process applies default and severity credit vectors to each security based on current credit data detailing delinquency, bankruptcy, foreclosure and real estate owned (REO) performance. The results of the credit vector analysis are compared to the security’s current credit support coverage to determine if the security has adequate collateral support. If the security’s current credit support coverage falls below certain predetermined levels, step two is utilized. In step two, the Company uses a third party to assist in calculating the present value of current estimated cash flows to ensure there are no adverse changes in cash flows during the quarter leading to an other-than-temporary-impairment. Management’s assumptions used in step two include default and severity vectors and prepayment assumptions along with various other criteria including: percent decline in fair value; credit rating downgrades; probability of repayment of amounts due, credit support and changes in average life. As a result of the modeling process, the Company does not consider any investment security to be other-than-temporarily impaired at December 31, 2015. Future changes in interest rates or the credit quality and credit support of the underlying issuers may reduce the market value of these and other securities. If such decline is determined to be other than temporary, the Company will record the necessary charge to earnings and/or accumulated other comprehensive income to reduce the securities to their then current fair value.

The Company also holds non-marketable Federal Home Loan Bank New York (“FHLBNY”) stock, non-marketable Federal Home Loan Bank Pittsburgh (“FHLBPITT”) stock and non-marketable Atlantic Community Bankers Bank (“ACBB”) stock, all of which are required to be held for regulatory purposes and for borrowing availability. The required investment in FHLB stock is tied to the Company’s borrowing levels with the FHLB. Holdings of FHLBNY stock, FHLBPITT stock and ACBB stock totaled $20.1million, $9.8 million and $95,000 at December 31, 2015, respectively. These securities are carried at par, which is also cost. The FHLBNY and FHLBPITT continue to pay dividends and repurchase stock. As such, the Company has not recognized any impairment on its holdings of FHLBNY and FHLBPITT stock. At December 31, 2014, the Company’s holdings of FHLBNY stock, FHLBPITT stock, and ACBB stock totaled $14.6 million, $6.6 million, and $95,000, respectively.

Management’s policy is to purchase investment grade securities that, on average, have relatively short expected durations. This policy helps mitigate interest rate risk and provides sources of liquidity without significant risk to capital. The contractual maturity distribution of debt securities and mortgage-backed securities as of December 31, 2015, along with the weighted average yield of each category, is presented in Table 3-Maturity Distribution below. Balances are shown at amortized cost and weighted average yields are calculated on a fully taxable-equivalent basis. Expected maturities will differ from contractual maturities presented in Table 3-Maturity Distribution below, because issuers may have the right to call or prepay obligations with or without penalty and mortgage-backed securities will pay throughout the periods prior to contractual maturity.

Table 3 - Maturity Distribution

	As of December 31, 2015
	Securities Available-for-Sale[1]		Securities Held-to-Maturity
(dollar amounts in thousands)	Amount	Yield[2]	Amount	Yield[2]

Obligations of U.S. Government sponsored entities
Within 1 year	$47,983	3.54%	$0	0.00%
Over 1 to 5 years	318,817	1.84%	10,860	2.04%
Over 5 to 10 years	184,376	2.12%	121,622	2.49%
	$551,176	2.08%	$132,482	2.45%

Obligations of U.S. state and political subdivisions
Within 1 year	$5,953	3.37%	$9,249	3.75%
Over 1 to 5 years	32,646	3.33%	3,209	7.23%
Over 5 to 10 years	34,784	3.03%	963	7.82%
Over 10 years	10,598	3.45%	168	8.48%
	$83,981	3.22%	$13,589	4.92%

Mortgage-backed securities - residential
Within 1 year	$119	5.23%	$0	0.00%
Over 1 to 5 years	18,792	3.46%	0	0.00%
Over 5 to 10 years	128,578	2.67%	0	0.00%
Over 10 years	604,109	2.08%	0	0.00%
	$751,598	2.22%	$0	0.00%

Other securities
Over 10 years	$2,500	3.36%	$0	0.00%
Equity securities	1,000	3.00%	0	0.00%
	$3,500	3.26%	$0	0.00%

Total securities
Within 1 year	$54,055	3.52%	$9,249	3.75%
Over 1 to 5 years	370,255	2.05%	14,069	3.22%
Over 5 to 10 years	347,738	2.41%	122,585	2.53%
Over 10 years	617,207	2.11%	168	8.48%
Equity securities	1,000	3.00%	0	0.00%
	$1,390,255	2.22%	$146,071	2.68%

[1] Balances of available-for-sale securities are shown at amortized cost.

[2] Interest income includes the tax effects of taxable-equivalent adjustments using a combined New York State and Federal effective income tax rate of 40% to increase tax exempt interest income to taxable-equivalent basis.

The average taxable-equivalent yield on the securities portfolio was 2.22% in 2015 and 2.39% in 2014 and 2013.

At December 31, 2015, there were no holdings of any one issuer, other than the U.S. Government sponsored entities, in an amount greater than 10% of the Company’s shareholders’ equity.

Loans and Leases

Table 4 Composition of Loan and Lease Portfolio

Originated Loans and Leases	As of December 31,
(in thousands)	2015	2014	2013	2012	2011
Commercial and industrial
Agriculture	$88,299	$78,507	$74,788	$77,777	$67,566
Commercial and industrial other	768,024	688,529	562,439	446,876	417,128
Subtotal commercial and industrial	856,323	767,036	637,227	524,653	484,694
Commercial real estate
Construction	103,037	72,427	46,441	41,605	47,304
Agriculture	86,935	58,994	52,627	48,309	53,071
Commercial real estate other	1,167,250	979,621	903,320	722,273	665,859
Subtotal commercial real estate	1,357,222	1,111,042	1,002,388	812,187	766,234
Residential real estate
Home equity	202,578	186,957	171,809	159,720	161,278
Mortgages	823,841	710,904	658,966	573,861	500,034
Subtotal residential real estate	1,026,419	897,861	830,775	733,581	661,312
Consumer and other
Indirect	17,829	18,298	21,202	26,679	32,787
Consumer and other	40,904	35,874	32,312	32,251	30,961
Subtotal consumer and other	58,733	54,172	53,514	58,930	63,748
Leases	14,861	12,251	5,563	4,618	6,489
Total loans and leases	3,313,558	2,842,362	2,529,467	2,133,969	1,982,477
Less: unearned income and deferred costs and fees	(2,790)	(2,388)	(2,223)	(863)	(628)

Total originated loans and leases, net of unearned income and deferred costs and fees	$3,310,768	$2,839,974	$2,527,244	$2,133,106	$1,981,849

Acquired Loans
Commercial and industrial
Commercial and industrial other	$84,810	$97,034	$128,503	$167,427	$0
Subtotal commercial and industrial	84,810	97,034	128,503	167,427	0
Commercial real estate
Construction	4,892	35,906	39,353	43,074	0
Agriculture	2,095	3,182	3,135	3,247	0
Commercial real estate other	284,952	308,488	366,438	445,359	0
Subtotal commercial real estate	291,939	347,576	408,926	491,680	0
Residential real estate
Home equity	42,092	56,008	67,183	81,657	0
Mortgages	27,491	32,282	35,336	41,618	0
Subtotal residential real estate	69,583	88,290	102,519	123,275	0
Consumer and other
Indirect	0	0	5	24	0
Consumer and other	911	1,095	1,219	1,498	0
Subtotal consumer and other	911	1,095	1,224	1,522	0
Covered loans	14,031	19,319	25,868	37,600	0
Total acquired loans and leases	$461,274	$553,314	$667,040	$821,504	$0

The Company did not have any acquired loans accounted for in accordance with ASC Topic 805 for the year ended December 31, 2011.

Total loans and leases of $3.8 billion at December 31, 2015 were up $378.8 million or 11.2% from December 31, 2014. The growth was mainly due to organic loan growth. On August 1, 2012, the Company acquired $889.3 million of loans in the VIST Financial acquisition. These loans are shown in the table under the acquired loan heading. All other loans, including loans originated by VIST Bank since acquisition date of August 1, 2012, are considered originated loans. Originated loan balances at December 31, 2015 are up 16.6% over year-end 2014. The increase in originated loans, over prior year-end, was in all loan categories. As of December 31, 2015 total loans and leases represented 66.3% of total assets compared to 64.4% of total assets at December 31, 2014.

Residential real estate loans of $1.1 billion at December 31, 2015, including home equity loans, increased by $109.9 million or 11.1% from $986.2 million at year-end 2014, and comprised 29.1% of total loans and leases at December 31, 2015. The growth in residential real estate loan balances reflects higher origination volumes due to the low interest rate environment as well as a decision to retain certain residential mortgages in the portfolio rather than sell them in the secondary market due to interest rate considerations. The Company’s Asset/Liability Committee meets regularly and establishes standards for selling and retaining residential real estate mortgage originations.

The Company may sell residential real estate loans in the secondary market based on interest rate considerations. These residential real estate loans are generally sold to Federal Home Loan Mortgage Corporation (“FHLMC”) or State of New York Mortgage Agency (“SONYMA”) without recourse in accordance with standard secondary market loan sale agreements. These residential real estate loans also are subject to customary representations and warranties made by the Company, including representations and warranties related to gross incompetence and fraud. The Company has not had to repurchase any loans as a result of these representations and warranties. While in the past in rare circumstances the Company agreed to sell residential real estate loans with recourse, the Company has not done so in the past several years and the amount of such loans included on the Company’s balance sheet at December 31, 2015 was insignificant. The Company has never had to repurchase a loan sold with recourse.

During 2015, 2014, and 2013, the Company sold residential mortgage loans totaling $3.2 million, $19.9 million, and $13.2 million, respectively, and realized net gains on these sales of $54,000, $362,000, and $301,000, respectively. These residential real estate loans are generally sold without recourse in accordance with standard secondary market loan sale agreement. When residential mortgage loans are sold to FHLMC or SONYMA, the Company typically retains all servicing rights, which provides the Company with a source of fee income. In connection with the sales in 2015, 2014, and 2013, the Company recorded mortgage-servicing assets of $18,000, $146,000, and $85,000, respectively.

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

Commercial real estate loans totaled $1.6 billion at December 31, 2015; an increase of $190.5 million compared to December 31, 2014, and represented 43.7% of total loans and leases at December 31, 2015, compared to 43.0% at December 31, 2014.

Commercial and industrial loans totaled $941.1 million at December 31, 2015, which is an increase of $77.1 million from $864.1 million reported as of December 31, 2014. As of December 31, 2015, agriculturally-related loans totaled $177.3 million or 4.7% of total loans and leases compared to $140.7 million or 4.2% of total loans and leases at December 31, 2014. Agriculturally-related loans include loans to dairy farms and cash and vegetable crop farms. Agriculturally related loans are primarily made based on identified cash flows of the borrower with consideration given to underlying collateral, personal guarantees, and government related guarantees. Agriculturally-related loans are generally secured by the assets or property being financed or other business assets such as accounts receivable, livestock, equipment or commodities/crops.

The consumer loan portfolio includes personal installment loans, indirect automobile financing, and overdraft lines of credit. Consumer and other loans were $59.6 million at December 31, 2015, compared to $55.3 million at December 31, 2014.

The lease portfolio increased by 21.3% to $14.9 million at December 31, 2015 from $12.3 million at December 31, 2014. As of December 31, 2015, commercial leases and municipal leases represented 100.0% of total leases. Management continues to review leasing opportunities, primarily commercial leasing and municipal leasing.

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

The carrying value of loans acquired from VIST and accounted for in accordance with ASC Subtopic 310-30, “Loans and Debt Securities Acquired with Deteriorated Credit Quality,” was $26.5 million at December 31, 2015, compared to $34.4 million at December 31, 2014. Under ASC Subtopic 310-30, loans may be aggregated and accounted for as pools of loans if the loans being aggregated have common risk characteristics. The Company elected to account for the loans with evidence of credit deterioration individually rather than aggregate them into pools. The difference between the undiscounted cash flows expected at acquisition and the investment in the acquired loans, or the “accretable yield,” is recognized as interest income utilizing the level-yield method over the life of each loan. Contractually required payments for interest and principal that exceed the undiscounted cash flows expected at acquisition, or the “non-accretable difference,” are not recognized as a yield adjustment, as a loss accrual or as a valuation allowance.

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

The carrying value of loans not exhibiting evidence of credit impairment at the time of the acquisition (i.e. loans outside of the scope of ASC 310-30) was $434.8 million at December 31, 2015 as compared to $518.9 million at December 31, 2014. The fair value of the acquired loans not exhibiting evidence of credit impairment was determined by projecting contractual cash flows discounted at risk-adjusted interest rates.

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

At December 31, 2015, acquired loans included $14.0 million of covered loans as compared to $19.3 million of covered loans at the prior year-end. VIST Financial had acquired these loans in an FDIC assisted transaction in the fourth quarter of 2010. In accordance with loss sharing agreements with the FDIC, certain losses and expenses relating to covered loans may be reimbursed by the FDIC at 70% or, if certain levels of reimbursement are reached, 80%. See Note 5 – “FDIC Indemnification Asset Related to Covered Loans” in the Notes to Consolidated Financial Statements in Part II, Item 8. of this Report on Form 10-K.

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

Analysis of Past Due and Nonperforming Loans

(in thousands)	2015	2014	2013	2012	2011
Loans 90 days past due and accruing
Commercial real estate	$0	$0	$161	$0	$0
Residential real estate	58	106	446	257	1,378
Consumer and other	0	0	0	0	2
Total loans 90 days past due and accruing	58	106	607	257	1,380
Nonaccrual loans
Commercial and industrial	1,738	2,116	1,679	1,340	7,105
Commercial real estate	6,054	7,520	23,364	25,014	26,352
Residential real estate	9,863	9,043	13,086	11,084	5,884
Consumer and other	182	349	254	302	237
Leases	0	0	0	0	10
Total nonaccrual loans	17,837	19,028	38,383	37,740	39,588
Troubled debt restructurings not included above	3,915	3,444	45	1,532	428
Total nonperforming loans and leases	21,810	22,578	39,035	39,529	41,396
Other real estate owned	2,692	5,683	4,253	4,862	1,334
Total nonperforming assets	$24,502	$28,261	$43,288	$44,391	$42,730
Total nonperforming loans and leases as a percentage of total loans and leases	0.58%	0.67%	1.22%	1.34%	2.09%
Total nonperforming assets as a percentage of total assets	0.43%	0.54%	0.87%	0.92%	1.26%
Allowance as a percentage of nonperforming loans and leases	146.74%	128.43%	71.65%	62.34%	66.65%

* The 2015, 2014, 2013 and 2012 columns in the above table excludes $2.5 million, $3.5 million, $7.0 million and $18.7 million, respectively, of acquired loans that are 90 days past due and accruing interest.  These loans were originally recorded at fair value on the acquisition date of August 1, 2012.  These loans are considered to be accruing as we can reasonably estimate future cash flows on these acquired loans and we expect to fully collect the carrying value of these loans.  Therefore, we are accreting the difference between the carrying value of these loans and their expected cash flows into interest income.

The level of nonperforming assets at the past five year ends is illustrated in the table above. The table shows that the balances of nonperforming loans and assets were fairly consistent between 2011 and 2013 and down significantly in 2014 and 2015, and the ratios of nonperforming assets to total assets and nonperforming loans to total loans steadily improved over the period. The Company’s total nonperforming assets as a percentage of total assets is 0.43% at December 31, 2015, down from 0.54% at December 31, 2014, and continues to compare favorably to its peer group’s most recent ratio of 0.90% at December 31, 2015. The peer data is from the Federal Reserve Board and represents banks or bank holding companies with assets between $3.0 billion and $10.0 billion.

Nonperforming loans at December 31, 2015 were down 3.4% from December 31, 2014. Nonperforming loans represented 0.58% of total loans at December 31, 2015, compared to 0.67% of total loans at December 31, 2014, and 1.22% of total loans at December 31, 2013. A breakdown of nonperforming loans by portfolio segment is shown above. Loans past due 90 days and accruing interest, nonaccrual loans, and other real estate owned were down at year-end 2015 from year-end 2014.

At December 31, 2015, nonaccrual loans secured by commercial real estate were down $1.5 million or 19.5% from prior year-end and represented 33.9% of total nonaccrual loans compared to 39.5% at December 31, 2014. Nonaccrual loans secured by residential real estate were up 9.1% and represented 55.3% of total nonaccrual loans at December 31, 2015 compared to 47.5% for the same period in 2014.

Loans are considered modified in a troubled debt restructuring (“TDR”) when, due to a borrower’s financial difficulties; the Company makes a concession(s) to the borrower that it would not otherwise consider. When modifications are provided for reasons other than as a result of the financial distress of the borrower, these loans are not classified as TDRs or impaired. These modifications may include, among others, an extension of the term of the loan, and granting a period when interest-only payments can be made, with the principal payments made over the remaining term of the loan or at maturity. TDRs are included in the above table within the following categories: “loans 90 days past due and accruing”, “nonaccrual loans”, or “troubled debt restructurings not included above”. Loans in the latter category include loans that meet the definition of a TDR but are performing in accordance with the modified terms and have shown a satisfactory period of repayment (generally six consecutive months) and where full collection of all is reasonably assured. At December 31, 2015, the Company had total TDRs of $8.0 million, which are included in the above table; $3.9 million in the line captioned “Troubled debt restructurings not included above” and the remainder within nonaccrual loans.

In general, the Company places a loan on nonaccrual status if principal or interest payments becomes 90 days or more past due and/or management deems the collectability of the principal and/or interest to be in question, as well as when called for by regulatory requirements. Although in nonaccrual status, the Company may continue to receive payments on these loans. These payments are generally recorded as a reduction to principal and interest income is recorded only after principal recovery is reasonably assured. The difference between the interest income that would have been recorded if these loans and leases had been paid in accordance with their original terms and the interest income that was recorded for the year ended December 31, 2015, was $2.9 million. The amounts for the years ended December 31, 2014 and 2013 were $1.7 million and $1.2 million, respectively. The Company had no material commitments to make additional advances to borrowers with nonperforming loans.

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

The Company’s recorded investment in originated loans and leases that are considered impaired totaled $9.1 million at December 31, 2015, and $10.4 million at December 31, 2014. At December 31, 2015 there was a specific reserve of $288,000 related to a commercial real estate loan, compared to a $652,000 reserve on a commercial real estate loan in 2014. The majority of impaired loans are collateral dependent impaired loans that have limited exposure or require limited specific reserves because of the amount of collateral support with respect to these loans or the loans have been written down to fair value. Interest payments on impaired loans are typically applied to principal unless collectability of the principal amount is reasonably assured. In these cases, interest is recognized on a cash basis. There was no interest income recognized on impaired loans and leases for 2015, 2014 and 2013.

The ratio of the allowance to nonperforming loans (loans past due 90 days and accruing, nonaccrual loans and restructured troubled debt) was 146.74% at December 31, 2015, compared to 128.43% at December 31, 2014. The Company’s nonperforming loans are mostly made up of collateral dependent impaired loans requiring little to no specific allowance due to the level of collateral available with respect to these loans and/or previous charge-offs.

Management reviews the loan portfolio for evidence of potential problem loans and leases. Potential problem loans and leases are loans and leases that are currently performing in accordance with contractual terms, but where known information about possible credit problems of the related borrowers causes management to have doubt as to the ability of such borrowers to comply with the present loan payment terms and may result in such loans and leases becoming nonperforming at some time in the future. Management considers loans and leases classified as Substandard, which continue to accrue interest, to be potential problem loans and leases. The Company, through its credit administration function, identified 29 commercial relationships from the originated portfolio and 23 commercial relationships from the acquired portfolio totaling $12.2 million and $3.1 million, respectively at December 31, 2015 that were potential problem loans. At December 31, 2014 there were 34 relationships totaling $14.8 million in the originated portfolio and 21 relationships totaling $8.8 million in the acquired portfolio that were considered potential problem loans.

Of the 29 commercial relationships from the originated portfolio, there were 2 relationships that equaled or exceeded $1.0 million, which in aggregate totaled $4.0 million. Of the 23 commercial relationships from the acquired loan portfolio, there were no relationships that equaled or exceeded $1.0 million. The Company has seen improvement in the volume of potential problem loans over the past few years after seeing the volume increase in 2009 and 2010 as a result of weak economic conditions. The decrease in the dollar volume of potential problem loans since year-end 2014 was mainly due to the upgrade of several large commercial credits to a risk grading better than Substandard. The potential problem loans remain in a performing status due to a variety of factors, including payment history, the value of collateral supporting the credits, and personal or government guarantees. These factors, when considered in the aggregate, give management reason to believe that the current risk exposure on these loans does not warrant accounting for these loans as nonperforming. However, these loans do exhibit certain risk factors, which have the potential to cause them to become nonperforming. Accordingly, management’s attention is focused on these credits, which are reviewed on at least a quarterly basis.

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

The Allowance for Loan and Lease Losses

Originated loans and leases

The methodology for determining the allowance is considered by management to be a critical accounting policy due to the high degree of judgment involved, the subjectivity of the assumptions utilized and the potential for changes in the economic environment that could result in changes to the amount of the allowance.  Management’s determination of the adequacy of the allowance is based on periodic evaluations of the loan portfolio and of current economic conditions.

Tompkins' model has been designed with certain key concepts in mind, including:

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

The model is comprised of four major components that management has deemed appropriate in evaluating the appropriateness of the allowance for loan and lease losses. While none of these components, when used independently, is effective in arriving at a reserve level that appropriately measures the risk inherent in the portfolio, management believes that using them collectively, provides reasonable measurement of the loss exposure in the portfolio. The components include:

1.	Impaired Loans - Management considers a loan to be impaired if, based on current information, it is probable that the Company will be unable to collect all scheduled payments of principal or interest when due, according to the contractual terms of the loan agreement. When a loan is considered to be impaired, the amount of the impairment is measured based on the present value of expected future cash flows discounted at the effective interest rate of the loan or, as a practical expedient, at the observable market price or the fair value of collateral (less costs to sell) if the loan is collateral dependent. Management excludes large groups of smaller balance homogeneous loans such as residential mortgages, consumer loans, and leases, which are collectively evaluated.

2.	Individually Reviewed Credits – For loans that are not impaired, but are rated special mention or worse, management evaluates credits based on elevated risk characteristics and assigns reserves based upon analysis of historical loss experience of loans with similar risk characteristics.

3.	Historical Loss Experience - For loans that are not impaired, or reviewed individually, management assigns a reserve based upon historical loss experience over a designated look-back period. Management has evaluated a variety of look-back periods and has determined that a seven year look back period is appropriate to capture a full range of economic cycles.

4.	Qualitative/Subjective Analysis – The model also includes an analysis of a variety of subjective factors to support the reserve estimate. These subjective factors may include reserve allocations for risks that may not otherwise be fully recognized in other components of the model. Among the subjective factors that are routinely considered as part of this analysis are: growth trends in the portfolio, changes in management and/or polices related to lending activities, trends in classified or past due/nonaccrual loans, concentrations of credit, local and national economic trends, and industry trends.

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

Although we believe our process for determining the allowance adequately considers all of the factors that would likely result in credit losses, this evaluation is inherently subjective as it requires material estimates, including expected default probabilities, loss emergence periods, the amounts and timing of expected future cash flows on impaired loans, and estimated losses based on historical loss experience and current economic conditions.  All of these factors may be susceptible to significant change.  To the extent that actual results differ from management estimates, additional loan loss provisions may be required that would adversely impact earnings for future periods. Based on its evaluation of the allowance as of December 31, 2015, management considers the allowance to be appropriate. Under adversely or positively different conditions or assumptions, the Company would need to increase or decrease the allowance.

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

The allocation of the Company’s allowance as of December 31, 2015, and each of the previous four years is illustrated in Table 5- Allocation of the Allowance for Loan and Lease Losses, below.

Table 5 - Allocation of the Allowance for Originated and Acquired Loan and Lease Losses

	As of December 31,
(in thousands)	2015	2014	2013	2012	2011
Originated loans outstanding at end of year	$3,310,768	$2,839,974	$2,527,244	$2,133,106	$1,981,849

Allocation of the originated allowance by originated loan type:
Commercial and industrial	$10,495	$9,157	$8,406	$7,533	$8,936
Commercial real estate	15,479	12,069	10,459	10,184	12,662
Residential real estate	4,070	5,030	5,771	4,981	4,247
Consumer and other	1,268	1,900	2,059	1,940	1,709
Leases	0	0	5	5	39
Total	$31,312	$28,156	$26,700	$24,643	$27,593

Allocation of the originated allowance as a percentage of total originated allowance:
Commercial and industrial	34%	32%	31%	31%	32%
Commercial real estate	49%	43%	39%	41%	46%
Residential real estate	13%	18%	22%	20%	16%
Consumer and other	4%	7%	8%	8%	6%
Total	100%	100%	100%	100%	100%
Loan and lease types as a percentage of total originated loans and leases:
Commercial and industrial	26%	27%	25%	24%	24%
Commercial real estate	41%	39%	40%	39%	39%
Residential real estate	31%	32%	33%	33%	33%
Consumer and other	2%	2%	2%	4%	3%
Leases	0%	0%	0%	0%	1%
Total	100%	100%	100%	100%	100%

	As of December 31,
(in thousands)	2015	2014	2013	2012	2011
Acquired loans outstanding at end of year	$461,274	$553,314	$667,040	$821,504	$0

Allocation of the acquired allowance by acquired loan type:
Commercial and industrial	$433	$431	$168	$0	$0
Commercial real estate	61	337	770	0	0
Residential real estate	198	51	274	0	0
Consumer and other	0	22	58	0	0
Total	$692	$841	$1,270	$0	$0

Allocation of the acquired allowance as a percentage of total acquired allowance:
Commercial and industrial	62%	51%	13%	0%	0%
Commercial real estate	9%	40%	61%	0%	0%
Residential real estate	29%	6%	22%	0%	0%
Consumer and other	0%	3%	5%	0%	0%
Total	100%	100%	100%	0%	0%
Loan and lease types as a percentage of total acquired loans and leases:
Commercial and industrial	18%	18%	19%	20%	0%
Commercial real estate	63%	63%	61%	60%	0%
Residential real estate	15%	16%	15%	15%	0%
Consumer and other	0%	0%	1%	1%	0%
Covered	3%	3%	4%	4%	0%
Total	100%	100%	100%	100%	0%

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

The five year trend in the allowance is shown above. The growth in the total allowance balance in 2015 over 2014 and in 2014 over 2013 was mainly driven by growth in total loans, which were up 11.2% and 6.2%, respectively. The increased allocations related to loan growth were partially offset by improving asset quality measures, including lower levels of net loan losses, nonperforming loans, and balances of loans internally classified Special Mention or Substandard over the past few years. As of December 31, 2015, the total allowance for loan and lease losses was $32.0 million, which was up $3.0 million or 10.4% from year-end 2014. The year-end allowance for originated loans and leases was up $3.2 million compared to prior year, and the allowance for acquired loans was down $149,000 over year-end 2014.

The $3.2 million or 11.2% increase in the allowance for originated loans in 2015 over 2014 was mainly due to the 16.6% growth in the originated portfolio. The increase in the reserve allocations for commercial and industrial and commercial real estate loans was mainly due to the growth rates of 11.6% and 22.2%, respectively, in these portfolios in 2015 over 2014. The higher loan balances impact the historical component of the Company’s allowance model, which applies a historical loss factor to each portfolio of pass rated credits. Partially offsetting the need for additional reserves resulting from loan growth was improvement in asset quality measures in the originated portfolio. The amount of originated loans internally-classified Special Mention, Substandard and Doubtful totaled $37.8 million at December 31, 2015 compared to $56.3 million at December 31, 2014 and $77.4 million at December 31, 2013. Net recoveries in the originated loan portfolio totaled $689,000 in 2015, $163,000 in 2014, and $1.1 million in 2013. Nonperforming loans and leases were down 3.4% from year-end 2014. The decrease in the allocation for residential real estate loans in 2015 compared to 2014 was a result of favorable adjustments to environmental factors reflecting improvements in past due residential loans, and a decrease in net charge-offs.

The decrease in the allowance for acquired loans and leases reflects improved asset quality in 2015. The amount of acquired loans internally-classified as Special Mention and Substandard at December 31, 2015 was down $9.8 million or 35.8% compared to December 31, 2014, reflecting charge-offs, successful workouts and related paydowns during 2015.

The level of future charge-offs is dependent upon a variety of factors such as national and local economic conditions, trends in various industries, underwriting characteristics, and conditions unique to each borrower. Given uncertainties surrounding these factors, it is difficult to estimate future losses.

Table 6 - Analysis of the Allowance for Originated and Acquired Loan and Lease Losses

	December 31,
(in thousands)	2015	2014	2013	2012	2011
Average originated loans outstanding during year	$3,023,456	$2,624,282	$2,307,493	$2,301,901	$1,928,540
Balance of allowance at beginning of year	28,156	26,700	24,643	27,593	27,832

Originated loans charged-off:
Commercial and industrial	221	470	1,605	5,328	2,403
Commercial real estate	363	639	651	3,977	4,488
Residential real estate	338	512	752	2,390	2,730
Consumer and other	1,074	1,308	1,282	826	608
Leases	0	0	0	0	3
Total loans charged-off	$1,996	$2,929	$4,290	$12,521	$10,232

Recoveries of originated loans previously charged-off:
Commercial and industrial	809	636	4,162	198	424
Commercial real estate	1,277	1,832	718	200	280
Residential real estate	112	88	48	30	33
Consumer and other	487	536	419	306	311
Total loans recovered	$2,685	$3,092	$5,347	$734	$1,048
Net loans (recovered) charged-off	(689)	(163)	(1,057)	11,787	9,184
Additions to allowance charged to operations	2,467	1,293	1,000	8,837	8,945
Balance of originated allowance at end of year	$31,312	$28,156	$26,700	$24,643	$27,593
Originated allowance as a percentage of originated loans and leases outstanding	0.95%	0.99%	1.06%	1.16%	1.39%
Net (recoveries) charge-offs as a percentage of average originated loans and leases outstanding during the year	(0.02%)	(0.01%)	(0.05%)	0.51%	0.48%

	December 31,
(in thousands)	2015	2014	2013	2012	2011
Average acquired loans outstanding during year	$508,490	$614,740	$746,045	$80,208	$0
Balance of allowance at beginning of year	841	1,270	0	0	0

Acquired loans charged-off:
Commercial and industrial	77	293	2,991	0	0
Commercial real estate	400	631	179	0	0
Residential real estate	302	484	696	0	0
Consumer and other	6	51	25	0	0
Total loans charged-off	$785	$1,459	$3,891	$0	$0

Recoveries of acquired loans previously charged-off:
Commercial and industrial	7	0	0	0	0
Commercial real estate	142	0	0	0	0
Residential real estate	9	0	0	0	0
Consumer and other	0	17	0	0	0
Total loans recovered	$158	$17	$0	$0	$0
Net loans charged-off	627	1,442	3,891	0	0
Additions to allowance charged to operations	478	1,013	5,161	0	0
Balance of acquired allowance at end of year	$692	$841	$1,270	$0	$0
Acquired allowance as a percentage of acquired loans outstanding	0.14%	0.14%	0.17%	0.00%	0.00%
Net charge-offs as a percentage of average acquired loans and leases outstanding during the year	0.12%	0.23%	0.52%	0.00%	0.00%
Total net charge-offs as a percentage of average total loans and leases outstanding during the year	0.00%	0.04%	0.09%	0.49%	0.48%

The provision for loan and lease losses represents management’s estimate of the expense necessary to maintain the allowance for loan and lease losses at an appropriate level. The provision for loan and lease losses was $2.9 million in 2015, compared to $2.3 million in 2014. The provision for originated loans and leases was $2.5 million in 2015, up from $1.3 million in 2014. The increase in the provision expense for originated loans was driven by the growth in the originated portfolio in 2015 over 2014, partly offset by improvements in asset quality measures. The provision expense for originated loans in 2015 and 2014 benefitted from significant recoveries on two commercial/commercial real estate relationships that resulted in overall net recoveries on originated loans of $689,000 in 2015 and $163,000 in 2014. The provision for acquired loans was $478,000 in 2015, down from $1.0 million in 2014. Net charge-offs in the acquired portfolio were $627,000 in 2015, down from $1.4 million in 2014.

For 2015, total net recoveries were $62,000 or 0.002% of average total loans and leases compared to net charge-offs of $1.3 million or 0.04% of average total loans and leases for 2014. The most recent peer ratio as of December 31, 2015 was 0.09%.

The ratio of the allowance for originated loan and lease losses as a percentage of total loans was 0.95% at year-end 2015 compared to 0.99% at year-end 2014, which is reflective of the improvement in the level of loans internally classified Special Mention, Substandard and Doubtful and nonperforming loans and leases. Management believes that, based upon its evaluation as of December 31, 2015, the allowance is appropriate.

Deposits and Other Liabilities

Total deposits were $4.4 billion at December 31, 2015, an increase of $226.2 million or 5.4% compared to year-end 2014. The increase from year-end 2014 consisted of interest checking, savings and money market balances (up $153.8 million), and noninterest bearing deposits (up $115.3 million), which were partially offset by time deposits (down $42.9 million).

The most significant source of funding for the Company is core deposits. The Company defines core deposits as total deposits less time deposits of $250,000 or more, brokered deposits and municipal money market deposits. Core deposits grew by $139.1 million or 4.1% to $3.5 billion at year-end 2015 from $3.4 billion at year-end 2014. Core deposits represented 80.1% of total deposits at December 31, 2015, compared to 81.1% of total deposits at December 31, 2014.

Municipal money market accounts totaled $566.0 million at year-end 2015, which was an increase of 16.9% over year-end 2014. In general, there is a seasonal pattern to municipal deposits starting with a low point during July and August. Account balances tend to increase throughout the fall and into the winter months from tax deposits and receive an additional inflow at the end of March from the electronic deposit of state funds.

Table 1-Average Statements of Condition and Net Interest Analysis, above, shows the average balance and average rate paid on the Company’s primary deposit categories for the years ended December 31, 2015, 2014, and 2013. Average interest-bearing deposits were up 2.1% in 2015 over 2014. The average cost of interest-bearing deposits was 0.32% for 2015 and 0.35% for 2014. Average noninterest bearing deposits at December 31, 2015 were up $125.9 million or 13.9% over year-end 2014. A maturity schedule of time deposits outstanding at December 31, 2015, is included in “Note 8 Deposits” in Notes to Consolidated Financial Statements in Part II, Item 8. of this Report.

The Company uses both retail and wholesale repurchase agreements. Retail repurchase agreements are arrangements with local customers of the Company, in which the Company agrees to sell securities to the customer with an agreement to repurchase those securities at a specified later date. Retail repurchase agreements totaled $66.3 million at December 31, 2015, and $60.7 million at December 31, 2014. Management generally views local repurchase agreements as an alternative to large time deposits. The Company’s wholesale repurchase agreements amounted to $70.2 million at December 31, 2015, and $86.3 million at December 31, 2014. At December 31, 2015, the wholesale repurchase agreements included $55.0 million with the FHLB and $15.2 million with a large financial institution. Refer to “Note 9 Federal Funds Purchased and Securities Sold Under Agreements to Repurchase” in Notes to Consolidated Financial Statements in Part II, Item 8. of this Report for further details on the Company’s repurchase agreements.

The Company’s other borrowings totaled $536.3 million at year-end 2015, up $179.7 million or 50.4% from $356.5 million at year-end 2014. The $536.3 million in borrowings at December 31, 2015, included $272.2 million in overnight advances from the FHLB, $250.0 million in term advances from the FHLB and a $13.5 million advance from a bank. Borrowings at year-end 2014 included $232.1 million in overnight advances from the FHLB, $111.0 million of FHLB term advances, and a $13.5 million advance from a bank. Of the $250.0 million of the FHLB term advances at year-end 2015, $80.0 million are due over one year. In 2007, the Company elected to account for a $10.0 million advance with the FHLB at fair value. The fair value of this advance decreased by $385,000 (pre-tax net mark-to-market gain of $385,000) over the 12-months ended December 31, 2015. Refer to “Note 10 Other Borrowings” in Notes to Consolidated Financial Statements in Part II, Item 8. of this Report for further details on the Company’s term borrowings with the FHLB.

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

Non-core funding sources totaled $1.5 billion at December 31, 2015, an increase of $256.3 million or 19.8% from $1.2 billion at December 31, 2014. Non-core funding sources increased year-over-year as the Company used growth in core deposits, brokered deposits, and time deposits of $250,000 or more to fund earning asset growth. Non-core funding sources as a percentage of total liabilities increased from 27.0% at year-end 2014 to 29.9% at year-end 2015.

Non-core funding sources may require securities to be pledged against the underlying liability. Securities carried at $1.2 billion and $1.1 billion at December 31, 2015 and 2014, respectively, were either pledged or sold under agreements to repurchase. Pledged securities or securities sold under agreements to repurchase represented 81.2% of total securities at December 31, 2015, compared to 72.3% of total securities at December 31, 2014.

Cash and cash equivalents totaled $58.3 million as of December 31, 2015, up from $56.1 million at December 31, 2014. Short-term investments, consisting of securities due in one year or less, decreased from $79.8 million at December 31, 2014, to $64.0 million on December 31, 2015. The Company also had $7.4 million of securities designated as trading securities at December 31, 2015.

Cash flow from the loan and investment portfolios provides a significant source of liquidity. These assets may have stated maturities in excess of one year, but have monthly principal reductions. Total mortgage-backed securities, at fair value, were $745.0 million at December 31, 2015 compared with $769.3 million at December 31, 2014. Outstanding principal balances of residential mortgage loans, consumer loans, and leases totaled approximately $1.2 billion at December 31, 2015 as compared to $1.1 million at December 31, 2014. Aggregate amortization from monthly payments on these assets provides significant additional cash flow to the Company.

Liquidity is enhanced by ready access to national and regional wholesale funding sources including Federal funds purchased, repurchase agreements, brokered certificates of deposit, and FHLB advances. Through its subsidiary banks, the Company has borrowing relationships with the FHLB and correspondent banks, which provide secured and unsecured borrowing capacity. At December 31, 2015, the unused borrowing capacity on established lines with the FHLB was $1.1 billion.

As members of the FHLB, the Company’s subsidiary banks can use certain unencumbered mortgage-related assets and securities to secure additional borrowings from the FHLB. At December 31, 2015, total unencumbered mortgage loans and securities of the Company were $521.5 million. Additional assets may also qualify as collateral for FHLB advances upon approval of the FHLB.

The Company has not identified any trends or circumstances that are reasonably likely to result in material increases or decreases in liquidity in the near term.

Table 7 - Loan Maturity

Remaining maturity of originated loans	At December 31, 2015
	Within
(in thousands)	Total	1 year	1-5 years	After 5 years
Commercial and industrial	$856,323	$217,523	$323,384	$315,416
Commercial real estate	1,357,222	37,130	108,011	1,212,081
Residential real estate	1,026,419	606	10,365	1,015,448
Total	$3,239,964	$255,259	$441,760	$2,542,945

Remaining maturity of acquired loans	At December 31, 2015
	Within
(in thousands)	Total	1 year	1-5 years	After 5 years
Commercial and industrial	$84,810	$29,555	$14,744	$40,511
Commercial real estate	291,939	12,595	157,844	121,500
Residential real estate	69,583	19,107	3,395	47,081
Covered Loans	14,031	4,911	2,742	6,378
Total	$460,363	$66,168	$178,725	$215,470

Of the loan amounts shown above in Table 7 - Loan Maturity, maturing over 1 year, $1.5 billion have fixed rates and $1.9 billion have adjustable rates.

OFF-BALANCE SHEET ARRANGEMENTS

In the normal course of business the Company is party to certain financial instruments, which in accordance with accounting principles generally accepted in the United States, are not included in its Consolidated Statements of Condition. These transactions include commitments under standby letters of credit, unused portions of lines of credit, and commitments to fund new loans and are undertaken to accommodate the financing needs of the Company’s customers. Loan commitments are agreements by the Company to lend monies at a future date. These loan and letter of credit commitments are subject to the same credit policies and reviews as the Company’s loans. Because most of these loan commitments expire within one year from the date of issue, the total amount of these loan commitments as of December 31, 2015, are not necessarily indicative of future cash requirements. Further information on these commitments and contingent liabilities is provided in “Note 17 Commitments and Contingent Liabilities” in Notes to Consolidated Financial Statements in Part II, Item 8. of this Report.

CONTRACTUAL OBLIGATIONS

The Company leases land, buildings, and equipment under operating lease arrangements extending to the year 2090. Most leases include options to renew for periods ranging from 5 to 20 years. In addition, the Company has a software contract for its core banking application through July 31, 2017, along with contracts for more specialized software programs through 2018. Further information on the Company’s lease arrangements is provided in “Note 7 Premises and Equipment” in Notes to Consolidated Financial Statements in Part II, Item 8. of this Report. The Company’s contractual obligations as of December 31, 2015, are shown in Table 8-Contractual Obligations and Commitments below.

Table 8 - Contractual Obligations and Commitments

Contractual cash obligations	At December 31, 2015 Payments due within

(in thousands)	Total	1 year	1-3 years	3-5 years	After 5 years
Long-term debt	$341,117	$235,763	$95,224	$10,130	$0
Trust Preferred Debentures[1]	87,122	2,196	4,392	4,392	76,142
Operating leases	37,663	4,661	7,590	6,447	18,965
Software contracts	4,351	2,464	1,851	36	0
Total contractual cash obligations	$470,253	$245,084	$109,057	$21,005	$95,107

[1] Includes interest payments and assumes contractual payments made until maturity without conversion to stock or early redemption.

RECENTLY ISSUED ACCOUNTING STANDARDS

Refer to “Note 1 Summary of Significant Accounting Policies” in Notes to Consolidated Financial Statements in Part II, Item 8. of this Form 10-K for details of recently issued accounting pronouncements and their expected impact on the Company’s financial statements.

Fourth Quarter Summary

Fourth quarter 2015 net income was $13.9 million, an increase of 9.2% compared to the fourth quarter of 2014 net income of $12.7 million. Diluted earnings per share of $0.92 for the fourth quarter of 2015 were up 8.2% from $0.85 for the comparable period in 2014.

Net interest income on a taxable-equivalent basis totaled $44.5 million in the fourth quarter of 2015, up 4.1% from $42.7 million in the year-earlier quarter. Growth in average earning assets of $462.0 million was partially offset by an 18 basis point narrowing of the net interest margin to 3.35% in the fourth quarter of 2015 from 3.53% in 2014’s fourth quarter. The rise in average earning assets was attributable to a $387.3 million increase in average loans and leases and a $65.6 million increase in average investment securities balances. The yield on average interest earning assets of 3.74% for the fourth quarter of 2015 was down 20 basis points or 5.1% compared to the fourth quarter of 2014, and was partially offset by a lower cost of funds in 2015. Average noninterest bearing deposits balances for the fourth quarter of 2015 were up $132.7 million or 13.6% compared to the fourth quarter of 2014, and $54.7 million or 5.2% compared to the third quarter of 2015. The average cost of interest bearing liabilities in the fourth quarter of 2015 was 0.52% compared to 0.53% in the third quarter of 2015 and 0.54% in the fourth quarter of 2014.

Provision for loan and lease losses was $1.5 million for the fourth quarter of 2015, compared to $1.6 million in the fourth quarter of 2014. Net charge-offs totaled $494,000 in the fourth quarter of 2015, compared to net charge-offs of $344,000 for the fourth quarter of 2014.

Noninterest income was $17.9 million for the fourth quarter of 2015, which was in line with the same period in 2014, and up 2.8% from the third quarter of 2015. Fee based income was up 2.5% in the fourth quarter of 2015 compared to the same period in 2014. Insurance revenue was up 4.2% and deposit fees were up 5.0% compared to the fourth quarter of 2014, while investment service revenue was down 1.2% compared to the same period in 2014. Gains on sales of available-for-sale securities were $3,000 for the fourth quarter of 2015 compared to gains of $241,000 reported for the same period in 2014.

Noninterest expense was $39.4 million in the fourth quarter of 2015, which was in line with the same period in 2014, and up 3.9% compared to the third quarter of 2015.

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

The Company’s Board of Directors has set a policy that interest rate risk exposure will remain within a range whereby net interest income will not decline by more than 10% in one year as a result of a 100 basis point parallel change in rates. Based upon the simulation analysis performed as of November 30, 2015, a 200 basis point parallel upward change in interest rates over a one-year time frame would result in a one-year decrease in net interest income of approximately 1.9% from the base case, while a 100 basis point parallel decline in interest rates over a one-year period would result in a one-year decrease in net interest income of approximately 1.1% from the base case. The simulation assumes no balance sheet growth and no management action to address balance sheet mismatches.

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

In our most recent simulation, the base case scenario, which assumes interest rates remain unchanged from the date of the simulation, reflects a net interest margin that remains relatively stable over the next 12 to 18 months.

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

In addition to the simulation analysis, management uses an interest rate gap measure. Table 9-Interest Rate Risk Analysis below is a Condensed Static Gap Report, which illustrates the anticipated repricing intervals of assets and liabilities as of December 31, 2015. The Company’s one-year interest rate gap was a negative $423.8 million or 7.45% of total assets at December 31, 2015, compared with a negative $225.8 million or 4.28% of total assets at December 31, 2014. A negative gap position exists when the amount of interest-bearing liabilities maturing or repricing exceeds the amount of interest-earning assets maturing or repricing within a particular time period. This analysis suggests that the Company’s net interest income is more vulnerable to an increasing rate environment than it is to a prolonged declining interest rate environment. An interest rate gap measure could be significantly affected by external factors such as a rise or decline in interest rates, loan or securities prepayments, and deposit withdrawals.

Table 9 - Interest Rate Risk Analysis

Condensed Static Gap - December 31, 2015	Repricing Interval

(in thousands)	Total	0-3 months	3-6 months	6-12 months	12 months
Interest-earning assets*	$5,347,702	$1,066,424	$251,181	$424,521	$1,742,126
Interest-bearing liabilities	3,966,960	1,664,886	201,769	299,288	2,165,943
Net gap position		(598,462)	49,412	125,233	(423,817)
Net gap position as a percentage of total assets		(10.52)%	0.87%	2.20%	(7.45)%

*Balances of available-for-sale securities are shown at amortized cost.

[This Page Intentionally Left Blank]

Item 8.	Financial Statements and Supplementary Data

Financial Statements and Supplementary Data consist of the consolidated financial statements as indexed and presented below and the Unaudited Quarterly Financial Data presented in Part II, Item 8. of this Report.

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

The Audit/Examining Committee of the board of directors, composed solely of outside directors, meets periodically and privately with management, internal auditors, and independent registered public accounting firm, KPMG LLP, to review matters relating to the quality of financial reporting, internal accounting control, and the nature, extent, and results of audit efforts. The independent registered public accounting firm and internal auditors have unlimited access to the Audit/Examining Committee to discuss all such matters. The consolidated financial statements have been audited by KPMG, LLP for the purpose of expressing an opinion on the consolidated financial statements. In addition, KPMG, LLP has audited internal control over financial reporting, as of December 31, 2015.

/s/ Stephen S. Romaine	/s/ Francis M. Fetsko	Date: March 15, 2016

Stephen S. Romaine	Francis M. Fetsko
Chief Executive Officer	Chief Financial Officer
Chief Operating Officer

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Tompkins Financial Corporation:

We have audited the accompanying consolidated statements of condition of Tompkins Financial Corporation and subsidiaries (the Company) as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, cash flows, and changes in shareholders’ equity for each of the years in the three-year period ended December 31, 2015. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Tompkins Financial Corporation and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Tompkins Financial Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 15, 2016 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP
Rochester, New York
March 15, 2016

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Tompkins Financial Corporation:

We have audited Tompkins Financial Corporation and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of condition of Tompkins Financial Corporation and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, cash flows, and changes in shareholders’ equity for each of the years in the three-year period ended December 31, 2015, and our report dated March 15, 2016 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
Rochester, New York
March 15, 2016

TOMPKINS FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CONDITION

(In thousands, except share and per share data) (Unaudited)	As of	As of
ASSETS	12/31/2015	12/31/2014
Cash and noninterest bearing balances due from banks	$56,261	$53,921
Interest bearing balances due from banks	1,996	2,149
Cash and Cash Equivalents	58,257	56,070

Trading securities, at fair value	7,368	8,992
Available-for-sale securities, at fair value (amortized cost of $1,390,255 at December 31, 2015 and $1,397,458 at December 31, 2014)	1,385,684	1,402,236
Held-to-maturity securities, at amortized cost (fair value of $146,686 at December 31, 2015 and $89,036 at December 31, 2014)	146,071	88,168
Originated loans and leases, net of unearned income and deferred costs and fees	3,310,768	2,839,974
Acquired loans and leases, covered	14,031	19,319
Acquired loans and leases, non-covered	447,243	533,995
Less: Allowance for loan and lease losses	32,004	28,997
Net Loans and Leases	3,740,038	3,364,291

FDIC indemnification asset	158	1,903
Federal Home Loan Bank stock	29,969	21,259
Bank premises and equipment, net	60,331	59,800
Corporate owned life insurance	75,792	73,725
Goodwill	91,792	92,243
Other intangible assets, net	12,448	14,649
Accrued interest and other assets	82,087	86,225
Total Assets	$5,689,995	$5,269,561
LIABILITIES
Deposits:
Interest bearing:
Checking, savings and money market	2,401,519	2,247,708
Time	855,133	898,081
Noninterest bearing	1,138,654	1,023,365
Total Deposits	4,395,306	4,169,154

Federal funds purchased and securities sold under agreements to repurchase	136,513	147,037
Other borrowings, including certain amounts at fair value of $10,576 at December 31, 2015 and $10,961 at December 31, 2014	536,285	356,541
Trust preferred debentures	37,509	37,337
Other liabilities	67,916	69,909
Total Liabilities	$5,173,529	$4,779,978
EQUITY
Tompkins Financial Corporation shareholders’ equity:
Common Stock - par value $.10 per share: Authorized 25,000,000 shares; Issued: 15,015,594 at December 31, 2015; and 14,931,354 at December 31, 2014	1,502	1,493
Additional paid-in capital	350,823	348,889
Retained earnings	197,445	165,160
Accumulated other comprehensive loss	(31,001)	(24,011)
Treasury stock, at cost – 116,126 shares at December 31, 2015, and 111,436 shares at December 31, 2014	(3,755)	(3,400)

Total Tompkins Financial Corporation Shareholders’ Equity	515,014	488,131
Noncontrolling interests	1,452	1,452
Total Equity	$516,466	$489,583
Total Liabilities and Equity	$5,689,995	$5,269,561

See notes to consolidated financial statements.

TOMPKINS FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

	Year ended December 31,
(in thousands, except per share data)	2015	2014	2013
INTEREST AND DIVIDEND INCOME
Loans	$154,636	$150,966	$151,711
Due from banks	4	2	10
Trading securities	352	418	589
Available-for-sale securities	29,525	31,298	31,360
Held-to-maturity securities	3,100	999	685
Federal Home Loan Bank stock and Federal Reserve Bank stock	1,129	810	749
Total Interest and Dividend Income	188,746	184,493	185,104
INTEREST EXPENSE
Time certificates of deposits of $250,000 or more	1,367	1,370	3,000
Other deposits	9,084	9,711	9,765
Federal funds purchased and securities sold under agreements to repurchase	2,709	2,947	3,749
Trust preferred debentures	2,308	2,287	2,599
Other borrowings	4,897	4,368	4,862
Total Interest Expense	20,365	20,683	23,975
Net Interest Income	168,381	163,810	161,129
Less: Provision for loan and lease losses	2,945	2,306	6,161
Net Interest Income After Provision for Loan and Lease Losses	165,436	161,504	154,968
NONINTEREST INCOME
Insurance commissions and fees	29,286	28,489	27,916
Investment services income	15,416	15,493	15,109
Service charges on deposit accounts	9,325	9,404	8,495
Card services income	7,837	7,942	7,216
Mark-to-market loss on trading securities	(295)	(269)	(538)
Mark-to-market gain on liabilities held at fair value	385	331	555
Other income	8,878	8,984	10,546
Net gain on securities transactions	1,108	391	599
Total Noninterest Income	71,940	70,765	69,898
NONINTEREST EXPENSES
Salaries and wages	72,707	69,558	67,200
Pension and other employee benefits	16,025	21,102	22,164
Net occupancy expense of premises	12,312	12,203	11,757
Furniture and fixture expense	6,146	5,708	5,701
FDIC insurance	2,992	2,906	3,214
Amortization of intangible assets	2,013	2,095	2,197
Merger and integration related expenses	0	0	228
Other operating expenses	37,667	41,121	40,641
Total Noninterest Expenses	149,862	154,693	153,102
Income Before Income Tax Expense	87,514	77,576	71,764
Income Tax Expense	28,962	25,404	20,777
Net Income Attributable to Noncontrolling Interests and Tompkins Financial Corporation	58,552	52,172	50,987
Less: Net income attributable to noncontrolling interests	131	131	131
Net Income Attributable to Tompkins Financial Corporation	$58,421	$52,041	$50,856
Basic Earnings Per Share	$3.91	$3.51	$3.48
Diluted Earnings Per Share	$3.87	$3.48	$3.46

See notes to consolidated financial statements.

TOMPKINS FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year ended December 31,
(in thousands)	2015	2014	2013
Net income attributable to noncontrolling interests and Tompkins Financial Corporation	$58,552	$52,172	$50,987
Other comprehensive income (loss), net of tax:

Available-for-sale securities:
Change in net unrealized gain/loss during the period	(4,946)	11,459	(34,354)
Reclassification adjustment for net realized gain on sale included in available-for-sale securities	(665)	(235)	(359)

Employee benefit plans:
Net retirement plan gain (loss)	1,108	(14,527)	10,088
Net retirement plan prior service cost	0	3,769	0
Amortization of net retirement plan actuarial gain	1,331	639	1,547
Amortization of net retirement plan prior service cost (credit)	(3,818)	3	35
Amortization of net retirement plan transition liability	0	0	30

Other comprehensive (loss) gain	(6,990)	1,108	(23,013)

Subtotal comprehensive income attributable to noncontrolling interests and Tompkins Financial Corporation	51,562	53,280	27,974
Less: Total comprehensive income attributable to noncontrolling interests	(131)	(131)	(131)
Total comprehensive income attributable to Tompkins Financial Corporation	$51,431	$53,149	$27,843

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOW

	Year ended December 31,
(in thousands)	2015	2014	2013
OPERATING ACTIVITIES
Net income attributable to Tompkins Financial Corporation	$58,421	$52,041	$50,856
Adjustments to reconcile net income, attributable to Tompkins Financial Corporation, to net cash provided by operating activities:
Provision for loan and lease losses	2,945	2,306	6,161
Depreciation and amortization of premises, equipment, and software	6,468	5,710	5,706
Accretion related to purchase accounting	(5,453)	(8,378)	(12,152)
Amortization of intangible assets	2,013	2,095	2,197
Earnings from corporate owned life insurance, net	(2,064)	(1,883)	(2,021)
Net amortization on securities	11,907	10,683	13,317
Mark-to-market loss on trading securities	295	269	538
Mark-to-market gain loss on liabilities held at fair value	(385)	(331)	(555)
Deferred income tax expense	2,904	5,031	8,018
Net gain on sale of securities transactions	(1,108)	(391)	(599)
Net (gain) loss on sale of loans	(54)	(362)	133
Proceeds from sale of loans	3,282	20,263	13,483
Loans originated for sale	(3,774)	(19,596)	(13,384)
Gain on redemption of trust preferred	0	0	(1,410)
Gain on IRA conversion	0	(140)	(1,285)
Gain on pension plan curtailment	(6,003)	0	0
Net loss on sale of bank premises and equipment	11	6	191
Stock-based compensation expense	1,903	1,506	1,382
Decrease in interest receivable	85	68	929
Increase (decrease) in accrued interest payable	105	(253)	(945)
Proceeds from maturities, calls and principal paydowns of trading securities	1,315	1,711	4,893
Contribution to pension plan	0	0	(8,000)
Decrease in FDIC prepaid insurance	0	0	5,386
Other, net	9,631	7,008	10,867
Net Cash Provided by Operating Activities	82,444	77,363	83,706
INVESTING ACTIVITIES
Proceeds from maturities, calls and principal paydowns of available-for-sale securities	249,800	219,082	250,911
Proceeds from sales of available-for-sale securities	137,594	90,551	115,796
Proceeds from maturities, calls and principal paydowns of held-to-maturity securities	11,709	11,557	13,315
Purchases of available-for-sale securities	(391,116)	(348,555)	(398,811)
Purchases of held-to-maturity securities	(69,947)	(80,817)	(8,236)
Net increase in loans and leases	(375,205)	(195,010)	(240,160)
Proceeds from sale of commercial loans	0	0	5,160
Net (increase) decrease in Federal Home Loan Bank and Federal Reserve Bank Stock	(8,710)	3,782	(5,558)
Proceeds from sale of bank premises and equipment	87	198	130
Purchases of bank premises and equipment	(6,343)	(9,040)	(6,545)
Purchased of corporate owned life insurance	0	(2,500)	(2,212)
Net cash (used in) provided by acquisitions	0	(415)	0
Other, net	(789)	412	(2,172)
Net Cash Used in Investing Activities	(452,920)	(310,755)	(278,382)
FINANCING ACTIVITIES
Net increase in demand, money market, and savings deposits	269,100	189,559	105,228
Net (decrease) increase in time deposits	(41,440)	34,243	(103,882)
Net decrease in securities sold under agreements to repurchase and Federal funds purchased	(9,400)	(19,555)	(45,117)
Increase in other borrowings	452,759	339,948	309,974
Redemption of trust preferred debentures	0	0	(5,191)
Repayment of other borrowings	(272,630)	(314,606)	(89,736)
Net shares issued related to restricted stock awards	(195)	64	40
Cash dividends	(25,411)	(23,983)	(22,463)
Repurchase of common stock	(3,505)	(4,602)	0
Shares issued for dividend reinvestment plan	0	2,186	4,046
Shares issued for employee stock ownership plan	1,595	1,528	717
Common stock issued	50	50	0
Net proceeds from exercise of stock options	1,382	1,512	4,683
Tax benefit from stock option exercises	358	234	331
Net Cash Provided by Financing Activities	372,663	206,578	158,630
Net Increase (Decrease) Cash and Cash Equivalents	2,187	(26,814)	(36,046)
Cash and cash equivalents at beginning of year	56,070	82,884	118,930
Total Cash & Cash Equivalents at End of Year	58,257	56,070	82,884

CONSOLIDATED STATEMENTS OF CASH FLOW (continued)

Supplemental Cash Flow Information

	Year ended December 31,
(in thousands)	2015	2014	2013

Cash paid during the year for - Interest	$21,768	$22,660	$27,935
Cash paid, net of refunds, during the year for - Income taxes	22,672	10,764	14,844
Non-cash investing and financing activities:
Transfer of loans to other real estate owned	1,276	5,591	5,971

See notes to consolidated financial statements.

TOMPKINS FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(in thousands except share and per share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Non- controlling Interests	Total
Balances at December 31, 2012	$1,443	$334,649	$108,709	$(2,106)	$(2,787)	$1,452	$441,360
Net income attributable to noncontrolling interests and Tompkins Financial Corporation			50,856			131	50,987
Other comprehensive loss				(23,013)			(23,013)
Total Comprehensive Income							27,974
Cash dividends ($1.54 per share)			(22,463)				(22,463)
Net exercise of stock options and related tax benefit (144,732 shares, net)	14	5,000					5,014
Stock-based compensation expense		1,382					1,382
Shares issued for dividend reinvestment plan (92,068 shares)	9	4,037					4,046
Shares issued for employee stock ownership plan (17,290 shares)	2	715					717
Directors deferred compensation plan (5,395 shares)		284			(284)		0
Restricted stock activity (104,206 shares)	11	29					40
Dividend to noncontrolling interests						(131)	(131)
Balances at December 31, 2013	$1,479	$346,096	$137,102	$(25,119)	$(3,071)	$1,452	$457,939
Net income attributable to noncontrolling interests and Tompkins Financial Corporation			52,041			131	52,172
Other comprehensive income				1,108			1,108
Total Comprehensive Income							53,280
Cash dividends ($1.62 per share)			(23,983)				(23,983)
Net exercise of stock options and related tax benefit (75,323 shares, net)	7	1,739					1,746
Common stock repurchased and returned to unissued status (101,466 shares)	(10)	(4,592)					(4,602)
Stock-based compensation expense		1,506					1,506
Shares issued for dividend reinvestment plan (46,081 shares)	4	2,182					2,186
Shares issued for employee stock ownership plan (31,192 shares)	3	1,525					1,528
Directors deferred compensation plan (5,987 shares)		329			(329)		0
Restricted stock activity (94,137 shares)	10	54					64
Shares issued for purchase acquisition (1,080 shares)		50					50
Dividend to noncontrolling interests						(131)	(131)
Balances at December 31, 2014	$1,493	$348,889	$165,160	$(24,011)	$(3,400)	$1,452	$489,583

 TOMPKINS FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (continued)

(in thousands except share and per share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Non-controlling Interests	Total
Balances at December 31, 2014	$1,493	$348,889	$165,160	$(24,011)	$(3,400)	$1,452	$489,583
Net income attributable to noncontrolling interests and Tompkins Financial Corporation			58,421			131	58,552
Other comprehensive loss				(6,990)			(6,990)
Total Comprehensive Income							51,562
Cash dividends ($1.70 per share)			(25,411)				(25,411)
Net exercise of stock options and related tax benefit (80,681 shares, net)	8	1,732					1,740
Common stock repurchased and returned to unissued status (67,481 shares)	(6)	(3,499)					(3,505)
Stock-based compensation expense		1,903					1,903
Shares issued for employee stock ownership plan (29,575 shares)	3	1,592					1,595
Directors deferred compensation plan (4,690 shares)		355			(355)		0
Restricted stock activity (40,505 shares)	4	(199)					(195)
Shares issued for purchase acquisition (960 shares)		50					50
Adoption of ASU 2014-01 Investments Accounting for Investments in Qualified Affordable Housing Projects			(725)				(725)
Dividend to noncontrolling interests						(131)	(131)
Balances at December 31, 2015	$1,502	$350,823	$197,445	$(31,001)	$(3,755)	$1,452	$516,466

See notes to consolidated financial statements.

Note 1 Summary of Significant Accounting Policies

Basis of Presentation: Tompkins Financial Corporation (“Tompkins” or “the Company”) is a registered Financial Holding Company with the Federal Reserve Board pursuant to the Bank Holding Company Act of 1956, as amended, organized under the laws of New York State, and is the parent company of Tompkins Trust Company (the “Trust Company”), The Bank of Castile, Mahopac Bank (formerly known as The Mahopac National Bank), VIST Bank, Tompkins Insurance Agencies, Inc. (“Tompkins Insurance”) and TFA Management, Inc. (“TFA Management”. Unless the context otherwise requires, the term “Company” refers to Tompkins Financial Corporation and its subsidiaries.

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

CASH AND CASH EQUIVALENTS: Cash and cash equivalents in the Consolidated Statements of Cash Flows include cash and noninterest bearing balances due from banks, interest-bearing balances due from banks, Federal funds sold, and money market funds. Management regularly evaluates the credit risk associated with the counterparties to these transactions and believes that the Company is not exposed to any significant credit risk on cash and cash equivalents. Each bank subsidiary is required to maintain reserve balances by the Federal Reserve Bank of New York. At December 31, 2015, and December 31, 2014 the reserve requirements for the Company’s banking subsidiaries totaled $5.4 million and $4.4 million, respectively.

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

ALLOWANCE FOR LOAN AND LEASE LOSSES: The Company has developed a methodology to measure the amount of estimated loan loss exposure inherent in the loan portfolio to assure that an appropriate allowance is maintained. The Company’s methodology is based upon guidance provided in SEC Staff Accounting Bulletin No. 102, Selected Loan Loss Allowance Methodology and Documentation Issues and allowance allocations are calculated in accordance with ASC Topic 310, Receivables and ASC Topic 450, Contingencies. The model is comprised of four major components that management has deemed appropriate in evaluating the appropriateness of the allowance for loan and lease losses. While none of these components, when used independently, is effective in arriving at a reserve level that appropriately measures the risk inherent in the portfolio, management believes that using them collectively, provides reasonable measurement of the loss exposure in the portfolio. The components include: impaired loans; individually reviewed and graded loans; historical loss experience; and qualitative or subjective analysis. For impaired loans an allowance is recognized if the fair value of the loan is less than the recorded investment in the loan (recorded investment in the loan is the principal balance plus any accrued interest, net of deferred loan fees or costs and unamortized premium or discount). A loan’s fair value reflects the present value of expected future cash flows discounted at the loan’s effective interest rate, or if the loan is collateral dependent, the fair value of the collateral, less estimated disposal costs. If the loan is collateral dependent, the principal balance of the loan is charged-off in an amount equal to the impairment measurement. The fair value of collateral dependent loans is derived primarily from collateral appraisals performed by independent third-party appraisers. For loans that are not impaired, but are rated special mention or worse, management evaluates credits based on elevated risk characteristics and assigns reserves based upon analysis of historical loss experience of loans with similar risk characteristics. For loans that are not impaired or reviewed individually, management assigns a reserve based upon historical loss experience over a designated look-back period. Management has evaluated a variety of look-back periods and has determined that a seven year look back period is appropriate to capture a full range of economic cycles. Management has also evaluated a variety of statistical methods in analyzing loss history, including averages, weighted averages and loss emergence periods and has determined that by applying a loss emergence period analysis to historical losses over a full economic cycle has resulted in a reasonable estimate of losses inherent in the loan portfolio. The model also includes an analysis of a variety of subjective factors to support the reserve estimate. These subjective factors may include reserve allocations for risks that may not otherwise be fully recognized in other components of the model. Among the subjective factors that are routinely considered as part of this analysis are: growth trends in the portfolio, changes in management and/or polices related to lending activities, trends in classified or nonaccrual loans, concentrations of credit, local and national economic trends, and industry trends.

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

Goodwill: Goodwill represents the excess of purchase price over the fair value of assets acquired in a transaction using purchase accounting. Goodwill has an indefinite useful life and is not amortized, but is tested for impairment. Goodwill impairment tests are performed on an annual basis or when events or circumstances dictate. The Company tests goodwill annually as of December 31st. The Company has the option to perform a qualitative assessment of goodwill, which considers company-specific and economic characteristics that might impact its carrying value. If based on this qualitative assessment, it is more likely than not that the fair value of the reporting unit is less than its carrying amount, then a quantitative test (Step 1) is performed, which compares the fair value of the reporting unit to the carrying amount of the reporting unit in order to identify potential impairment. If the estimated fair value of a reporting unit exceeds its carrying amount, the goodwill of the reporting unit is not considered impaired. However, if the carrying amount of the reporting unit were to exceed its estimated fair value, a second step (Step 2) would be performed that would compare the implied fair value of the reporting unit’s goodwill with the carrying amount of the goodwill for the reporting unit. The implied fair value of goodwill is determined in the same manner as goodwill that is recognized in a business combination. Significant judgment and estimates are involved in estimating the fair value of the assets and liabilities of the reporting units.

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

Effective July 31, 2015, the DB Pension Plan that had been accruing benefits was frozen. As a result, participants no longer accrued additional benefits in this Plan as of this date. Effective August 1, 2015, all active participants of the two DB Pension Plans began participation in the new 2015 DC Retirement Plan. Similar to the DC Retirement Plan, the 2015 DC Retirement Plan provides Company contributions to an account set up in the participant’s name, and those contributions are based on the participant’s compensation, age and service. The first contribution for this 2015 DC Retirement Plan will be made in March 2016.

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

The Company previously accounted for its investments in qualified affordable housing projects under the cost method; however, the Company determined that its investments in its qualified affordable housing projects meet the conditions set forth in ASU 2014-01 to account for these investments under the proportional amortization method. The Company believes that amortizing its investments in qualified affordable housing projects as a component of income tax expense rather than as a component of operating expenses better reflects the nature and intent of these investments. As a result of adopting ASU 2014-01, the Company recognized additional income tax expense attributable to the amortization of investments in qualified affordable housing projects of $0.5 million during the twelve months ended December 31, 2015. While the adoption of ASU 2014-01 requires retrospective application to all periods presented, the Company did not restate income tax expense for the twelve months ended December 31, 2014 as the amount of additional income tax expense attributable to the amortization of investments in qualified affordable housing projects was not considered material. The net effect of adoption is $725,000 and is reported in the Statement of Changes in Shareholder’s Equity for the twelve months ended December 31, 2015. The Company’s remaining investment in qualified affordable housing projects, net of amortization totaled $2.6 million and $3.9 million at December 31, 2015 and December 31, 2014, respectively.

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

ASU 2015-01, “Income Statement – Extraordinary and Unusual Items (Subtopic 225-20) – Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items.” ASU 2015-01 eliminates from U.S. GAAP the concept of extraordinary items, which, among other things, required an entity to segregate extraordinary items considered to be unusual and infrequent from the results of ordinary operations and show the item separately in the income statement, net of tax, after income from continuing operations. ASU 2015-01 is effective for us beginning January 1, 2016, though early adoption is permitted. ASU 2015-01 is not expected to have a significant impact on our financial statements.

ASU 2015-02, “Consolidation (Topic 810) – Amendments to the Consolidation Analysis.” ASU 2015-02 implements changes to both the variable interest consolidation model and the voting interest consolidation model. ASU 2015-02 (i) eliminates certain criteria that must be met when determining when fees paid to a decision maker or service provider do not represent a variable interest, (ii) amends the criteria for determining whether a limited partnership is a variable interest entity and (iii) eliminates the presumption that a general partner controls a limited partnership in the voting model. ASU 2015-02 will be effective for us on January 1, 2016 and is not expected to have a significant impact on our financial statements.

ASU 2015-03, “Interest – Imputation of Interest (Subtopic 835-30) – Simplifying the Presentation of Debt Issuance Costs.” ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in ASU 2015-03. ASU 2015-03 will be effective for us on January 1, 2016, though early adoption is permitted. ASU 2015-03 is not expected to have a significant impact on our financial statements.

ASU 2015-05, “Intangibles – Goodwill and Other - Internal-Use Software (Subtopic 350-40) – Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement.” ASU 2015-05 addresses accounting for fees paid by a customer in cloud computing arrangements such as (i) software as a service, (ii) platform as a service, (iii) infrastructure as a service and (iv) other similar hosting arrangements. ASU 2015-05 provides guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. ASU 2015-05 will be effective for us on January 1, 2016 and is not expected to have a significant impact on our financial statements.

ASU 2015-15, “Interest – Imputation of Interest (Subtopic 835-30) – Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements. Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting.” ASU 2015-15 adds SEC paragraphs pursuant to an SEC Staff Announcement that given the absence of authoritative guidance within ASU 2015-03 for debt issuance costs related to line-of-credit arrangements, the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement.

ASU 2015-16, “Business Combinations (Topic 805) – Simplifying the Accounting for Measurement-Period Adjustments.” ASU 2015-16 requires that adjustments to provisional amounts that are identified during the measurement period of a business combination be recognized in the reporting period in which the adjustment amounts are determined. Furthermore, the income statement effects of such adjustments, if any, must be calculated as if the accounting had been completed at the acquisition date. The portion of the amount recorded in current-period earnings that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. Under previous guidance, adjustments to provisional amounts identified during the measurement period are to be recognized retrospectively. ASU 2015-16 will be effective for us on January 1, 2016 and is not expected to have a significant impact on our financial statements.

ASU 2016-1, “No. 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. ASU 2016-1, among other things, (i) requires equity investments, with certain exceptions, to be measured at fair value with changes in fair value recognized in net income, (ii) simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment, (iii) eliminates the requirement for public business entities to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet, (iv) requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, (v) requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments, (vi) requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or the accompanying notes to the financial statements and (viii) clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale. ASU 2016-1 will be effective for us on January 1, 2018 and is not expected to have a significant impact on our financial statements.

Note 2 Securities

Available-for-Sale Securities

The following tables summarize available-for-sale securities held by the Company at December 31, 2015 and 2014:

(in thousands)	Available-for-Sale Securities
December 31, 2015	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(in thousands)
Obligations of U.S. Government sponsored entities	$551,176	$3,512	$1,795	$552,893
Obligations of U.S. states and political subdivisions	83,981	898	153	84,726
Mortgage-backed securities – residential, issued by
U.S. Government agencies	94,459	1,535	1,316	94,678
U.S. Government sponsored entities	656,947	3,599	10,449	650,097
Non-U.S. Government agencies or sponsored entities	192	2	0	194
U.S. corporate debt securities	2,500	0	338	2,162
Total debt securities	1,389,255	9,546	14,051	1,384,750
Equity securities	1,000	0	66	934
Total available-for-sale securities	$1,390,255	$9,546	$14,117	$1,385,684

(in thousands)	Available-for-Sale Securities
December 31, 2014	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(in thousands)
Obligations of U.S. Government sponsored entities	$553,300	$6,222	$1,702	$557,820
Obligations of U.S. states and political subdivisions	70,790	999	279	71,510
Mortgage-backed securities – residential, issued by
U.S. Government agencies	108,931	2,339	1,344	109,926
U.S. Government sponsored entities	660,195	7,309	8,384	659,120
Non-U.S. Government agencies or sponsored entities	267	4	0	271
U.S. corporate debt securities	2,500	0	338	2,162
Total debt securities	1,395,983	16,873	12,047	1,400,809
Equity securities	1,475	0	48	1,427
Total available-for-sale securities	$1,397,458	$16,873	$12,095	$1,402,236

Held-to-Maturity Securities

The following tables summarize held-to-maturity securities held by the Company at December 31, 2015 and 2014:

	Held-to-Maturity Securities
December 31, 2015	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(in thousands)
Obligations of U.S. Government sponsored entities	$132,482	$649	$444	$132,687
Obligations of U.S. states and political subdivisions	13,589	414	4	13,999
Total held-to-maturity debt securities	$146,071	$1,063	$448	$146,686

Held-to-Maturity Securities

	Held-to-Maturity Securities
December 31, 2014	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(in thousands)
Obligations of U.S. Government sponsored entities	$71,906	$400	$37	$72,269
Obligations of U.S. states and political subdivisions	$16,262	$505	$0	$16,767
Total held-to-maturity debt securities	$88,168	$905	$37	$89,036

The following table sets forth information with regard to sales transactions of securities available-for-sale:

	Year ended December 31,
(in thousands)	2015	2014	2013
Proceeds from sales	$137,594	$90,551	$115,796
Gross realized gains	1,359	426	762
Gross realized losses	(282)	(78)	(163)
Net gains on sales of available-for-sale securities	$1,077	$348	$599

There were no sales of held-to-maturity securities in 2015, 2014, and 2013.

The following table summarizes available-for-sale securities that had unrealized losses at December 31, 2015:

December 31, 2015
Available-for-Sale Securities	Less than 12 Months		12 Months or Longer		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of U.S. Government sponsored entities	$183,697	$1,618	$5,844	$177	$189,541	$1,795
Obligations of U.S. states and political subdivisions	25,402	141	3,408	12	28,810	153
Mortgage-backed securities – residential, issued by
U.S. Government agencies	32,636	350	30,244	966	62,880	1,316
U.S. Government sponsored entities	364,420	4,102	176,325	6,347	540,745	10,449
U.S. corporate debt securities	0	0	2,163	338	2,163	338
Equity Securities	0	0	934	66	934	66
Total available-for-sale securities	$606,155	$6,211	$218,918	$7,906	$825,073	$14,117

The following table summarizes held-to-maturity securities that had unrealized losses at December 31, 2015:

Held-to-Maturity Securities	Less than 12 Months		12 Months or Longer		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of U.S. Government sponsored entities	$29,671	$444	$0	$0	$29,671	$444
Obligations of U.S. sponsored entities	$1,966	$4	$0	$0	$1,966	$4
Total held-to-maturity securities	$31,637	$448	$0	$0	$31,637	$448

The following table summarizes available-for-sale securities that had unrealized losses at December 31, 2014:

December 31, 2014
Available-for-Sale Securities	Less than 12 Months		12 Months or Longer		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of U.S. Government sponsored entities	$71,363	$385	$65,497	$1,317	$136,860	$1,702
Obligations of U.S. states and political subdivisions	15,451	124	8,102	155	23,553	279
Mortgage-backed securities – residential, issued by
U.S. Government agencies	2,623	21	28,502	1,323	31,125	1,344
U.S. Government sponsored entities	162,377	719	271,503	7,665	433,880	8,384
U.S. corporate debt securities	0	0	2,163	338	2,163	338
Equity securities	0	0	952	48	952	48
Total available-for-sale securities	$251,814	$1,249	$376,719	$10,846	$628,533	$12,095

The following table summarizes held-to-maturity securities that had unrealized losses at December 31, 2014:

Held-to-Maturity Securities	Less than 12 Months		12 Months or Longer		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of U.S. states and political subdivisions	$15,095	$37	$0	$0	$15,095	$37
Total held-to-maturity securities	$15,095	$37	$0	$0	$15,095	$37

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

The Company does not intend to sell the investment securities that are in an unrealized loss position until recovery of unrealized losses (which may be until maturity), and it is not more-likely-than not that the Company will be required to sell the investment securities, before recovery of their amortized cost basis, which may be at maturity. Accordingly, as of December 31, 2015, and December 31, 2014, management believes the unrealized losses detailed in the tables above are not other-than-temporary.

The Company did not recognize any net credit impairment charge to earnings on investment securities in 2015 and 2014. During 2013, the Company sold three non-U.S. Government agencies or sponsored entities mortgage backed securities for a gain of approximately $94,000. Prior to 2013, these non-U.S. Government agencies or sponsored entities mortgage backed securities were determined to be other-than-temporarily impaired and the Company did recognize net credit impairment charges to earnings of $441,000 over the life of these securities. Also during 2013, one non-U.S. Government agencies or sponsored entities mortgage backed security was repaid in full. The Company did not recognize any net credit impairment charge to earnings for this security in 2013.

The following table summarizes the roll-forward of credit losses on debt securities held by the Company for which a portion of an other-than-temporary impairment is recognized in other comprehensive income:

	As of December 31,
(in thousands)	2015	2014	2013
Credit losses at beginning of the period	$0	$0	$441
Sales of securities for which an other-than-temporary impairment was previously recognized	0	0	(441)
Ending balance of credit losses on debt securities held for which a portion of an other-than-temporary impairment was recognized in other comprehensive income	$0	$0	$0

The amortized cost and estimated fair value of debt securities by contractual maturity are shown in the following table. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Mortgage-backed securities are shown separately since they are not due at a single maturity date.

December 31, 2015 (in thousands)	Amortized Cost	Fair Value
Available-for-sale securities:
Due in one year or less	$53,936	$54,735
Due after one year through five years	351,462	353,736
Due after five years through ten years	219,161	218,561
Due after ten years	13,098	12,749
Total	637,657	639,781
Mortgage-backed securities	751,598	744,969
Total available-for-sale debt securities	$1,389,255	$1,384,750

December 31, 2014 (in thousands)	Amortized Cost	Fair Value
Available-for-sale securities:
Due in one year or less	$67,281	$68,350
Due after one year through five years	342,548	347,230
Due after five years through ten years	199,724	199,276
Due after ten years	17,037	16,636
Total	626,590	631,492
Mortgage-backed securities	769,393	769,317
Total available-for-sale debt securities	$1,395,983	$1,400,809

December 31, 2015 (in thousands)	Amortized Cost	Fair Value
Held-to-maturity securities:
Due in one year or less	$9,249	$9,294
Due after one year through five years	14,069	14,341
Due after five years through ten years	122,585	122,853
Due after ten years	168	198
Total held-to-maturity debt securities	$146,071	$146,686

December 31, 2014 (in thousands)	Amortized Cost	Fair Value
Held-to-maturity securities:
Due in one year or less	$11,400	$11,471
Due after one year through five years	3,440	3,694
Due after five years through ten years	73,020	73,518
Due after ten years	308	353
Total held-to-maturity debt securities	$88,168	$89,036

Trading Securities

The following summarizes trading securities, at estimated fair value, as of:

(in thousands)	December 31, 2015	December 31, 2014

Obligations of U.S. Government sponsored entities	$6,601	$7,404
Mortgage-backed securities – residential, issued by
U.S. Government sponsored entities	767	1,588
Total trading securities	$7,368	$8,992

The decrease in trading securities reflects principal repayments and maturities received during 2015. The pre-tax mark-to-market losses on trading securities were $295,000, $269,000 and $538,000 for 2015, 2014 and 2013, respectively.

The Company pledges securities as collateral for public deposits and other borrowings, and sells securities under agreements to repurchase. See “Note 9 - Federal Funds Purchased and Securities Sold Under Agreements to Repurchase” for further discussion. Securities carried of $1.2 billion and $1.1 billion at December 31, 2015 and 2014, respectively, were either pledged or sold under agreements to repurchase.

Except for U.S. government securities, there were no holdings, when taken in the aggregate, of any single issuer that exceeded 10% of shareholders’ equity at December 31, 2015.

The Company has equity investments in small business investment companies (“SBIC”) established for the purpose of providing financing to small businesses in market areas served by the Company. As of December 31, 2015 and 2014, these investments totaled $1.8 million and $2.1 million, respectively, and were included in other assets on the Company’s Consolidated Statements of Condition. The investment is accounted for under the equity method of accounting. As of December 31, 2015, the Company reviewed this investment and determined that there was no impairment.

The Company also holds non-marketable Federal Home Loan Bank New York (“FHLBNY”) stock, non-marketable Federal Home Loan Bank Pittsburgh (“FHLBPITT”) stock and non-marketable Atlantic Community Bankers Bank (“ACBB”) stock, all of which are required to be held for regulatory purposes and for borrowing availability. The required investment in FHLB stock is tied to the Company’s borrowing levels with the FHLB. Holdings of FHLBNY stock, FHLBPITT stock and ACBB stock totaled $20.1 million, $9.8 million and $95,000 at December 31, 2015, respectively. These securities are carried at par, which is also cost. The FHLBNY and FHLBPITT continue to pay dividends and repurchase stock. As such, the Company has not recognized any impairment on its holdings of FHLBNY and FHLBPITT stock.

Note 3 Loans and Leases

Loans and Leases at December 31, 2015 and December 31, 2014 were as follows:

	December 31, 2015			December 31, 2014
(in thousands)	Originated	Acquired	Total Loans and Leases	Originated	Acquired	Total Loans and Leases
Commercial and industrial
Agriculture	$88,299	$0	$88,299	$78,507	$0	$78,507
Commercial and industrial other	768,024	84,810	852,834	688,529	97,034	785,563
Subtotal commercial and industrial	856,323	84,810	941,133	767,036	97,034	864,070
Commercial real estate
Construction	103,037	4,892	107,929	72,427	35,906	108,333
Agriculture	86,935	2,095	89,030	58,994	3,182	62,176
Commercial real estate other	1,167,250	284,952	1,452,202	979,621	308,488	1,288,109
Subtotal commercial real estate	1,357,222	291,939	1,649,161	1,111,042	347,576	1,458,618
Residential real estate
Home equity	202,578	42,092	244,670	186,957	56,008	242,965
Mortgages	823,841	27,491	851,332	710,904	32,282	743,186
Subtotal residential real estate	1,026,419	69,583	1,096,002	897,861	88,290	986,151
Consumer and other
Indirect	17,829	0	17,829	18,298	0	18,298
Consumer and other	40,904	911	41,815	35,874	1,095	36,969
Subtotal consumer and other	58,733	911	59,644	54,172	1,095	55,267
Leases	14,861	0	14,861	12,251	0	12,251
Covered loans	0	14,031	14,031	0	19,319	19,319
Total loans and leases	3,313,558	461,274	3,774,832	2,842,362	553,314	3,395,676
Less: unearned income and deferred costs and fees	(2,790)	0	(2,790)	(2,388)	0	(2,388)
Total loans and leases, net of unearned income and deferred costs and fees	$3,310,768	$461,274	$3,772,042	$2,839,974	$553,314	$3,393,288

The outstanding principal balance and the related carrying amount of the Company’s loans acquired in the VIST Acquisition were as follows at December 31:

(in thousands)	2015	2014
Acquired Credit Impaired Loans
Outstanding principal balance	$32,752	$44,273
Carrying amount	26,507	34,410

Acquired Non-Credit Impaired Loans
Outstanding principal balance	439,389	525,182
Carrying amount	434,767	518,904

Total Acquired Loans
Outstanding principal balance	472,141	569,455
Carrying amount	461,274	553,314

The following tables present changes in accretable yield on loans acquired from VIST Bank that were considered credit impaired.

(in thousands)
Balance at January 1, 2014	$10,954
Accretion	(4,598)
Disposals (loans paid in full)	(250)
Reclassifications to/from nonaccretable difference	2,498
Balance at December 31, 2014	$8,604

(in thousands)
Balance at January 1, 2015	$8,604
Accretion	(2,696)
Disposals (loans paid in full)	(331)
Reclassifications to/from nonaccretable difference[1]	1,215
Balance at December 31, 2015	$6,792

[1] Results in increased interest income as a prospective yield adjustment over the remaining life of the loans, as well as increased interest income from loan sales, modification and prepayments.

At December 31, 2015, acquired loans included $14.0 million of covered loans. VIST Financial had previously acquired these loans in an FDIC assisted transaction in the fourth quarter of 2010. In accordance with a loss sharing agreement with the FDIC, certain losses and expenses relating to covered loans may be reimbursed by the FDIC at 70% or, if net losses exceed certain levels specified in the loss sharing agreements, 80%. See Note 5 – “FDIC Indemnification Asset Related to Covered Loans” for further discussion of the loss sharing agreements and related FDIC indemnification asset.

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

During 2015, 2014, and 2013, the Company sold residential mortgage loans totaling $3.2 million, $19.9 million, and $13.2 million, respectively, and realized net gains on these sales of $54,000, $362,000, and $301,000, respectively. These residential real estate loans are generally sold without recourse in accordance with standard secondary market loan sale agreements. When residential mortgage loans are sold to FHLMC or SONYMA, the Company typically retains all servicing rights, which provides the Company with a source of fee income. In connection with the sales in 2015, 2014, and 2013, the Company recorded mortgage-servicing assets of $18,000, $146,000, and $85,000, respectively.

Amortization of mortgage servicing assets amounted to $146,000 in 2015, $149,000 in 2014, and $232,000 in 2013. At December 31, 2015 and 2014, the Company serviced residential mortgage loans aggregating $135.9 million and $158.3 million, including loans securitized and held as available-for-sale securities. Mortgage servicing rights, at amortized basis, totaled $894,000 at December 31, 2015 and $1.0 million at 2014. These mortgage servicing rights were evaluated for impairment at year-end 2015 and 2014 and no impairment was recognized. Loans held for sale, which are included in residential real estate totaled $546,000 and $0 at December 31, 2015 and 2014, respectively.

As members of the FHLB, the Company’s subsidiary banks may use unencumbered mortgage related assets to secure borrowings from the FHLB. At December 31, 2015 and 2014, the Company had $250.0 million and $111.0 million, respectively, of term advances from the FHLB that were secured by residential mortgage loans.

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

Loans to Related Parties

Loan transactions with related parties at December 31 are summarized as follows:

(in thousands)	2015	2014
Balance at beginning of year	$20,842	$30,582
New Directors/Executive Officers	308	445
New loans and advancements	604	9,387
Loan Payments	(10,372)	(19,572)
Balance at end of year	$11,382	$20,842

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

The below table is an age analysis of past due loans, segregated by originated and acquired loan and lease portfolios, and by class of loans, as of December 31, 2015 and 2014.

December 31, 2015
(in thousands)	30-89 days	90 days or more	Current Loans	Total Loans	90 days and accruing[1]	Nonaccrual
Originated Loans and Leases
Commercial and industrial
Agriculture	$0	$0	$88,299	$88,299	$0	$0
Commercial and industrial other	507	867	766,650	768,024	0	1,091
Subtotal commercial and industrial	507	867	854,949	856,323	0	1,091
Commercial real estate
Construction	0	0	103,037	103,037	0	0
Agriculture	0	0	86,935	86,935	0	106
Commercial real estate other	225	3,580	1,163,445	1,167,250	0	4,365
Subtotal commercial real estate	225	3,580	1,353,417	1,357,222	0	4,471
Residential real estate
Home equity	729	1,868	199,981	202,578	58	1,873
Mortgages	1,161	5,140	817,540	823,841	0	5,889
Subtotal residential real estate	1,890	7,008	1,017,521	1,026,419	58	7,762
Consumer and other
Indirect	494	250	17,085	17,829	0	107
Consumer and other	164	0	40,740	40,904	0	75
Subtotal consumer and other	658	250	57,825	58,733	0	182
Leases	0	0	14,861	14,861	0	0
Total loans and leases	3,280	11,705	3,298,573	3,313,558	58	13,506
Less: unearned income and deferred costs and fees	0	0	(2,790)	(2,790)	0	0
Total originated loans and leases, net of unearned income and deferred costs and fees	$3,280	$11,705	$3,295,783	$3,310,768	$58	$13,506
Acquired Loans and Leases
Commercial and industrial
Commercial and industrial other	$20	$936	$83,854	$84,810	$338	$647
Subtotal commercial and industrial	20	936	83,854	84,810	338	647
Commercial real estate
Construction	0	359	4,533	4,892	0	359
Agriculture	0	0	2,095	2,095	0	0
Commercial real estate other	150	1,671	283,131	284,952	550	1,224
Subtotal commercial real estate	150	2,030	289,759	291,939	550	1,583
Residential real estate
Home equity	426	364	41,302	42,092	0	712
Mortgages	336	1,926	25,229	27,491	1,103	1,389
Subtotal residential real estate	762	2,290	66,531	69,583	1,103	2,101
Consumer and other
Consumer and other	1	0	910	911	0	0
Subtotal consumer and other	1	0	910	911	0	0
Covered loans	276	524	13,231	14,031	524	0
Total acquired loans and leases, net of unearned income and deferred costs and fees	$1,209	$5,780	$454,285	$461,274	$2,515	$4,331

1 Includes acquired loans that were recorded at fair value at the acquisition date.

December 31, 2014
(in thousands)	30-89 days	90 days or more	Current Loans	Total Loans	90 days and accruing[1]	Nonaccrual
Originated loans and leases
Commercial and industrial
Agriculture	$0	$0	$78,507	$78,507	$0	$0
Commercial and industrial other	889	1,329	686,311	688,529	0	1,435
Subtotal commercial and industrial	889	1,329	764,818	767,036	0	1,435
Commercial real estate
Construction	206	0	72,221	72,427	0	0
Agriculture	0	105	58,889	58,994	0	131
Commercial real estate other	760	3,247	975,614	979,621	0	4,911
Subtotal commercial real estate	966	3,352	1,106,724	1,111,042	0	5,042
Residential real estate
Home equity	1,414	1,061	184,482	186,957	59	1,279
Mortgages	2,963	5,308	702,633	710,904	47	6,194
Subtotal residential real estate	4,377	6,369	887,115	897,861	106	7,473
Consumer and other
Indirect	542	75	17,681	18,298	0	101
Consumer and other	75	4	35,795	35,874	0	248
Subtotal consumer and other	617	79	53,476	54,172	0	349
Leases	0	0	12,251	12,251	0	0
Total loans and leases	6,849	11,129	2,824,384	2,842,362	106	14,299
Less: unearned income and deferred costs and fees	0	0	0	(2,388)	0	0
Total originated loans and leases, net of unearned income and deferred costs and fees	$6,849	$11,129	$2,824,384	$2,839,974	$106	$14,299
Acquired loans and leases
Commercial and industrial
Commercial and industrial other	$5	$1,156	$95,873	$97,034	$475	$681
Subtotal commercial and industrial	5	1,156	95,873	97,034	475	681
Commercial real estate
Construction	0	1,759	34,147	35,906	1,385	436
Agriculture	0	0	3,182	3,182	0	0
Commercial real estate other	0	1,918	306,570	308,488	77	2,042
Subtotal commercial real estate	0	3,677	343,899	347,576	1,462	2,478
Residential real estate
Home equity	135	704	55,169	56,008	177	592
Mortgages	1,041	907	30,334	32,282	500	978
Subtotal residential real estate	1,176	1,611	85,503	88,290	677	1,570
Consumer and other
Consumer and other	5	0	1,090	1,095	0	0
Subtotal consumer and other	5	0	1,090	1,095	0	0
Covered loans	533	914	17,872	19,319	914	0
Total acquired loans and leases, net of unearned income and deferred costs and fees	$1,719	$7,358	$544,237	$553,314	$3,528	$4,729

1 Includes acquired loans that were recorded at fair value at the acquisition date.

The difference between the interest income that would have been recorded if nonaccrual loans and leases had paid in accordance with their original terms and the interest income that was recorded for the year ended December 31, 2015, 2014 and 2013 was $1.2 million, $1.7 million and $1.2 million, respectively. The Company had no material commitments to make additional advances to borrowers with nonperforming loans.

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

The model is comprised of four major components that management has deemed appropriate in evaluating the appropriateness of the allowance for loan and lease losses. While none of these components, when used independently, is effective in arriving at a reserve level that appropriately measures the risk inherent in the portfolio, management believes that using them collectively, provides reasonable measurement of the loss exposure in the portfolio. The four components include: impaired loans; individually reviewed and graded loans; historical loss experience; and qualitative or subjective analysis.

Since the methodology is based upon historical experience and trends as well as management’s judgment, factors may arise that result in different estimations. Significant factors that could give rise to changes in these estimates may include, but are not limited to, changes in economic conditions in the local area, concentration of risk, changes in interest rates, and declines in local property values. While management’s evaluation of the allowance as of December 31, 2015, considers the allowance to be appropriate, under different conditions or assumptions, the Company may need to adjust the allowance.

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

Changes in the allowance for loan and lease losses at December 31, are summarized as follows:

(in thousands)	2015	2014	2013
Total allowance at beginning of year	$28,997	$27,970	$24,643
Provisions charged to operations	2,945	2,306	6,161
Recoveries on loans and leases	2,843	3,109	5,347
Charge-offs on loans and leases	(2,781)	(4,388)	(8,181)
Total allowance at end of year	$32,004	$28,997	$27,970

The following tables detail activity in the allowance for originated and acquired loan and lease losses by portfolio segment for the twelve months ended December 31, 2015 and 2014.

December 31, 2015
(in thousands)	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer and Other	Finance Leases	Total
Allowance for originated loans and leases:
Beginning balance	$9,157	$12,069	$5,030	$1,900	$0	$28,156
Charge-offs	(221)	(363)	(338)	(1,074)	0	(1,996)
Recoveries	809	1,277	112	487	0	2,685
Provision	750	2,496	(734)	(45)		2,467
Ending Balance	$10,495	$15,479	$4,070	$1,268	$0	$31,312

December 31, 2015
(in thousands)	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer and Other	Finance Leases	Total
Allowance for acquired loans:
Beginning balance	$431	$337	$51	$22	$0	$841
Charge-offs	(77)	(400)	(302)	(6)	0	(785)
Recoveries	7	142	9	0	0	158
Provision	72	(18)	440	(16)	0	478
Ending Balance	$433	$61	$198	$0	$0	$692

December 31, 2014
(in thousands)	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer and Other	Finance Leases	Total
Allowance for originated loans and leases:
Beginning balance	$8,406	$10,459	$5,771	$2,059	$5	$26,700
Charge-offs	(470)	(639)	(512)	(1,308)	0	(2,929)
Recoveries	636	1,832	88	536	0	3,092
Provision	585	417	(317)	613	(5)	1,293
Ending Balance	$9,157	$12,069	$5,030	$1,900	$0	$28,156

December 31, 2014
(in thousands)	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer and Other	Finance Leases	Total
Allowance for acquired loans:
Beginning balance	$168	$770	$274	$58	$0	$1,270
Charge-offs	(293)	(631)	(484)	(51)	0	(1,459)
Recoveries	0	0	0	17	0	17
Provision	556	198	261	(2)	0	1,013
Ending Balance	$431	$337	$51	$22	$0	$841

At December 31, 2015 and 2014, the allocation of the allowance for loan and lease losses summarized on the basis of the Company’s impairment methodology was as follows:

December 31, 2015
(in thousands)	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer and Other	Finance Leases	Total
Allowance for originated loans and leases:
Individually evaluated for impairment	$0	$288	$0	$0	$0	$288
Collectively evaluated for impairment	10,495	15,191	4,070	1,268	0	31,024
Ending balance	$10,495	$15,479	$4,070	$1,268	$0	$31,312
Allowance for acquired loans:
Individually evaluated for impairment	$433	$0	$128	$0	$0	$561
Collectively evaluated for impairment	0	61	70	0	0	131
Ending balance	$433	$61	$198	$0	$0	$692

December 31, 2014
(in thousands)	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer and Other	Finance Leases	Total
Allowance for originated loans and leases:
Individually evaluated for impairment	$0	$652	$0	$0	$0	$652
Collectively evaluated for impairment	9,157	11,417	5,030	1,900	0	27,504
Ending balance	$9,157	$12,069	$5,030	$1,900	$0	$28,156
Allowance for acquired loans:
Individually evaluated for impairment	$414	$100	$0	$0	$0	$514
Collectively evaluated for impairment	17	237	51	22	0	327
Ending balance	$431	$337	$51	$22	$0	$841

The recorded investment in loans and leases summarized on the basis of the Company’s impairment methodology as of December 31, 2015 and December 31, 2014 was as follows:

December 31, 2015
(in thousands)	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer and Other	Finance Leases	Total
Originated loans and leases:
Individually evaluated for impairment	$1,206	$5,655	$2,270	$0	$0	$9,131
Collectively evaluated for impairment	855,117	1,351,567	1,024,149	58,733	14,861	3,304,427
Total	$856,323	$1,357,222	$1,026,419	$58,733	$14,861	$3,313,558

December 31, 2015
(in thousands)	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer and Other	Covered Loans	Total
Acquired loans:
Individually evaluated for impairment	$647	$5,226	$1,177	$0	$0	$7,050
Loans acquired with deteriorated credit quality	567	9,335	3,801	0	12,804	26,507
Collectively evaluated for impairment	83,596	277,378	64,605	911	1,227	427,717
Total	$84,810	$291,939	$69,583	$911	$14,031	$461,274

December 31, 2014
(in thousands)	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer and Other	Finance Leases	Total
Originated loans and leases:
Individually evaluated for impairment	$1,283	$7,675	$1,408	$0	$0	$10,366
Collectively evaluated for impairment	765,753	1,103,367	896,453	54,172	12,251	2,831,996
Total	$767,036	$1,111,042	$897,861	$54,172	$12,251	$2,842,362

December 31, 2014
(in thousands)	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer and Other	Covered Loans	Total
Acquired loans:
Individually evaluated for impairment	$628	$1,195	$440	$0	$0	$2,263
Loans acquired with deteriorated credit quality	995	11,640	3,669	0	18,106	34,410
Collectively evaluated for impairment	95,411	334,741	84,181	1,095	1,213	516,641
Total	$97,034	$347,576	$88,290	$1,095	$19,319	$553,314

A loan is impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impaired loans consist of our non-homogenous nonaccrual loans, and all loans restructured in a troubled debt restructuring (TDR). Specific reserves on individually identified impaired loans that are not collateral dependent are measured based on the present value of expected future cash flows discounted at the original effective interest rate of each loan. For loans that are collateral dependent, impairment is measured based on the fair value of the collateral less estimated selling costs, and such impaired amounts are generally charged off. The majority of impaired loans are collateral dependent impaired loans that have limited exposure or require limited specific reserves because of the amount of collateral support with respect to these loans, and previous charge-offs. Interest payments on impaired loans are typically applied to principal unless collectability of the principal amount is reasonably assured. In these cases, interest is recognized on a cash basis. There was no interest income recognized on impaired loans and leases, collected in cash, for 2015, 2014 and 2013.

	12/31/2015			12/31/2014
(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
Originated loans and leases with no related allowance

Commercial and industrial
Commercial and industrial other	$1,206	$1,211	$0	$1,283	$1,307	$0
Commercial real estate
Commercial real estate other	5,049	5,249	0	6,021	6,628	0
Residential real estate
Home equity	2,270	2,270	0	1,408	1,499	0
Subtotal	$8,525	$8,730	$0	$8,712	$9,434	$0
Originated loans and leases with related allowance

Commercial real estate
Commercial real estate other	606	606	288	1,654	1,654	652
Subtotal	$606	$606	$288	$1,654	$1,654	$652
Total	$9,131	$9,336	$288	$10,366	$11,088	$652

	12/31/2015			12/31/2014
(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
Acquired loans with no related allowance

Commercial and industrial
Commercial and industrial other	$128	$128	$0	$64	$64	$0
Commercial real estate
Construction	359	359	0	0	0	0
Commercial real estate other	4,739	5,077	0	941	1,204	0
Residential real estate
Home equity	1,177	1,177	0	440	440	0
Subtotal	$6,403	$6,741	$0	$1,445	$1,708	$0
Acquired loans with related allowance

Commercial and industrial
Commercial and industrial other	519	519	433	564	564	414
Commercial real estate
Commercial real estate other	128	128	128	254	254	100
Subtotal	$647	$647	$561	$818	$818	$514
Total	$7,050	$7,388	$561	$2,263	$2,526	$514

The average recorded investment and interest income recognized on impaired originated loans for the twelve months ended December 31, 2015, 2014  and 2013 was as follows:

As of December 31,
	2015		2014		2013
(in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Originated loans and leases with no related allowance
Commercial and industrial
Commercial and industrial other	$1,293	$0	$2,366	$0	$4,918	$0
Commercial real estate
Construction	0	0	0	0	6,201	0
Commercial real estate other	7,490	0	8,078	0	10,775	0
Residential real estate
Home equity	1,337	0	1,408	0	1,223	0
Subtotal	$10,120	$0	$11,852	$0	$23,117	$0
Originated loans and leases with related allowance

Commercial real estate
Commercial real estate other	245	0	892	0	0	0
Subtotal	$245	$0	$892	$0	$0	$0
Total	$10,365	$0	$12,744	$0	$23,117	$0

The average recorded investment and interest income recognized on impaired acquired loans for the twelve months ended December 31, 2015, 2014 and 2013 was as follows:

	As of December 31,
	2015		2014		2013

(in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Acquired loans with no related allowance
Commercial and industrial
Commercial and industrial other	$748	$0	$252	$0	$1,042	$0
Commercial real estate
Construction	367	0	0	0	0	0
Commercial real estate other	3,936	0	1,147	0	3,999	102
Residential real estate
Home equity	1,147	0	440	0	73	0
Subtotal	$6,198	$0	$1,839	$0	$5,114	$102
Acquired loans with related allowance

Commercial and industrial
Commercial and industrial other	523	0	831	0	0	0
Commercial real estate
Commercial real estate other	52	0	266	0	724	0
Subtotal	$575	$0	$1,097	$0	$724	$0
Total	$6,773	$0	$2,936	$0	$5,838	$102

The average recorded investment in impaired loans was $17.1 million and $15.7 million at December 31, 2015 and 2014, respectively.

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

The following tables present loans by class modified in 2015 as troubled debt restructurings.

Troubled Debt Restructuring

December 31, 2015	Twelve months ended
				Defaulted TDRs[5]
(in thousands)	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Loans	Post- Modification Outstanding Recorded Investment
Commercial and industrial
Commercial and industrial other[1]	5	$433	$433	2	$311
Commercial real estate
Commercial real estate other[2]	3	2,552	2,552	0	0
Residential real estate
Home equity[3]	14	1,558	1,558	2	136
Mortgages[4]	2	269	269	0	0
Total	24	$4,812	$4,812	4	$447

1	Represents the following concessions: extension of term (2 loans $319,000) and reduction of rate (3 loans $114,000).

2	Represents the following concessions: extension of term (1 loan $28,000) and reduction of rate (2 loans $2.5 million).

3	Represents the following concessions: extension of term (9 loans $630,000 million) and reduction of rate (5 loans $928,000).

4	Represents the following concessions: extension of term and reduction of rate (2 loans $269,000).

5	TDRs that defaulted during the 12 months ended December 31, 2015, that had been restructured in the prior twelve months.

December 31, 2014	Twelve months ended
				Defaulted TDRs[3]
(in thousands)	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Loans	Post- Modification Outstanding Recorded Investment
Commercial and industrial
Commercial and industrial other[1]	1	$86	$86	0	$0
Commercial real estate
Commercial real estate other[2]	4	917	917	1	63
Total	5	$1,003	$1,003	1	$63

1	Represents the following concessions: extension of term and reduction in rate.

2	Represents the following concessions: extension of term and reduction in rate.

3	TDRs that defaulted during the 12 months ended December 31, 2014 that had been restructured in the prior twelve months.

The Company recognized TDRs with a balance of $4.8 million during 2015, compared to $1.0 million in 2014. The Company is not committed to lend additional amounts as of December 31, 2015 to customers with outstanding loans that are classified as TDRs.

The following table presents credit quality indicators (internal risk grade) by class of commercial loans, commercial real estate loans and agricultural loans as of December 31, 2015 and 2014.

December 31, 2015
(in thousands)	Commercial and Industrial Other	Commercial and Industrial Agriculture	Commercial Real Estate Other	Commercial Real Estate Agriculture	Commercial Real Estate Construction	Total
Originated loans and leases
Internal risk grade:
Pass	$759,023	$87,488	$1,143,238	$86,445	$99,508	$2,175,702
Special Mention	3,531	78	12,378	141	3,529	19,657
Substandard	5,470	733	11,634	349	0	18,186
Total	$768,024	$88,299	$1,167,250	$86,935	$103,037	$2,213,545

December 31, 2015
(in thousands)	Commercial and Industrial Other	Commercial and Industrial Agriculture	Commercial Real Estate Other	Commercial Real Estate Agriculture	Commercial Real Estate Construction	Total
Acquired loans
Internal risk grade:
Pass	$82,662	$0	$271,584	$423	$4,533	$359,202
Special Mention	0	0	540	0	0	540
Substandard	2,148	0	12,828	1,672	359	17,007
Total	$84,810	$0	$284,952	$2,095	$4,892	$376,749

December 31, 2014
(in thousands)	Commercial and Industrial Other	Commercial and Industrial Agriculture	Commercial Real Estate Other	Commercial Real Estate Agriculture	Commercial Real Estate Construction	Total
Originated loans and leases
Internal risk grade:
Pass	$670,478	$78,250	$945,898	$58,455	$68,696	$1,821,777
Special Mention	12,602	151	19,692	155	3,731	36,331
Substandard	5,449	106	14,031	384	0	19,970
Total	$688,529	$78,507	$979,621	$58,994	$72,427	$1,878,078

December 31, 2014
(in thousands)	Commercial and Industrial Other	Commercial and Industrial Agriculture	Commercial Real Estate Other	Commercial Real Estate Agriculture	Commercial Real Estate Construction	Total
Acquired loans
Internal risk grade:
Pass	$94,054	$0	$288,193	$1,352	$33,686	$417,285
Special Mention	83	0	5,675	0	0	5,758
Substandard	2,897	0	14,620	1,830	2,220	21,567
Total	$97,034	$0	$308,488	$3,182	$35,906	$444,610

The following table presents credit quality indicators by class of residential real estate loans and by class of consumer loans as of December 31, 2015 and 2014. Nonperforming loans include nonaccrual, impaired and loans 90 days past due and accruing interest, all other loans are considered performing.

December 31, 2015

(in thousands)	Residential Home Equity	Residential Mortgages	Consumer Indirect	Consumer Other	Total
Originated loans and leases
Performing	$200,647	$817,952	$17,722	$40,829	$1,077,150
Nonperforming	1,931	5,889	107	75	8,002
Total	$202,578	$823,841	$17,829	$40,904	$1,085,152

December 31, 2015
(in thousands)	Residential Home Equity	Residential Mortgages	Consumer Indirect	Consumer Other	Total
Acquired Loans and Leases
Performing	$41,380	$26,102	$0	$911	$68,393
Nonperforming	712	1,389	0	0	2,101
Total	$42,092	$27,491	$0	$911	$70,494

December 31, 2014
(in thousands)	Residential Home Equity	Residential Mortgages	Consumer Indirect	Consumer Other	Total
Originated loans and leases
Performing	$185,619	$704,663	$18,197	$35,626	$944,105
Nonperforming	1,338	6,241	101	248	7,928
Total	$186,957	$710,904	$18,298	$35,874	$952,033

December 31, 2014

(in thousands)	Residential Home Equity	Residential Mortgages	Consumer Indirect	Consumer Other	Total
Acquired loans
Performing	$55,416	$31,304	$0	$1,095	$87,815
Nonperforming	592	978	0	0	1,570
Total	$56,008	$32,282	$0	$1,095	$89,385

Note 5 FDIC Indemnification Asset Related to Covered Loans

Certain loans acquired in the VIST Financial acquisition were covered loans with loss share agreements with the FDIC. Covered loans totaled $14.0 million in 2015 and $19.3 million in 2014. Under the terms of loss sharing agreements, the FDIC will reimburse the Company for 70 percent of net losses on covered single family assets incurred up to $4.0 million, and 70 percent of net losses on covered commercial assets incurred up to $12.0 million. The FDIC will increase its reimbursement of net losses to 80 percent if net losses exceed the $4.0 million and $12 million thresholds, respectively. The term for loss sharing on residential real estate loans is ten years, while the term for loss sharing on non-residential real estate loans is five years in respect to losses and eight years in respect to loss recoveries.

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

The FDIC indemnification asset totaled $158,000 at December 31, 2015, $1.9 million at December 31, 2014, and $4.8 million at December 31, 2013.

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

Changes in the FDIC indemnification asset for the period ending December 31, 2015 are shown below.

December 31, 2015
(in thousands)
Balance at January 1, 2015	$1,903
Prospective adjustment for additional cash flows	(585)
Increase due to impairment on covered loans	0
Reimbursements from the FDIC	(1,160)
Balance at December 31, 2015	$158

Note 6 Goodwill and Other Intangible Assets

(in thousands)	Banking	Insurance	Wealth Management	Total
Balance at January 1, 2014	$64,369	19,560	8,211	92,140
Acquisitions	0	103	0	103
Balance at December 31, 2014	64,369	19,663	8,211	92,243
Goodwill related to sale of portion of business unit[1]	0	(451)	0	(451)
Balance at December 31, 2015	$64,369	$19,212	$8,211	$91,792

1 The $451,000 reduction of goodwill in 2015 reflects an adjustment related to the sale of a certain insurance customer relationships. In 2015 Tompkins Insurance sold a portion of its personal lines insurance revenues, which were acquired in a previous acquisition, to a third party.

Goodwill is assigned to reporting units. The Company reviews its goodwill and intangible assets annually, or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. Based on the Company’s 2015 review, there was no impairment of its goodwill or intangible assets. The Company’s impairment testing is highly sensitive to certain assumptions and estimates used. In the event that economic or credit conditions deteriorate significantly, additional interim impairment tests may be required.

Other Intangible Assets

The following table provides information regarding our amortizing intangible assets

December 31, 2015	Gross Carrying	Accumulated	Net Carrying
(in thousands)	Amount	Amortization	Amount
Amortized intangible assets:
Core deposit intangible	$18,774	$11,873	$6,901
Customer relationships	8,165	4,065	4,100
Other intangibles	5,356	3,909	1,447
Total intangible assets	$32,295	$19,847	$12,448

December 31, 2014	Gross Carrying	Accumulated	Net Carrying
(in thousands)	Amount	Amortization	Amount
Amortized intangible assets:
Core deposit intangible	$18,774	$10,538	$8,236
Customer relationships	8,252	3,423	4,829
Other intangibles	5,310	3,726	1,584
Total intangible assets	$32,336	$17,687	$14,649

Amortization expense related to intangible assets totaled $2.0 million in 2015, $2.1 million in 2014 and $2.2 million in 2013. The estimated aggregate future amortization expense for intangible assets remaining as of December 31, 2015 is as follows:

Estimated amortization expense:*
(in thousands)
For the year ended December 31, 2016	$1,913
For the year ended December 31, 2017	1,797
For the year ended December 31, 2018	1,643
For the year ended December 31, 2019	1,523
For the year ended December 31, 2020	1,416

*Excludes the amortization of mortgage servicing rights. Amortization of mortgage servicing rights was $146,000 in 2015, $149,000 in 2014 and $232,000 in 2013.

Note 7 Premises and Equipment

Premises and equipment at December 31 were as follows:

(in thousands)	2015	2014
Land	$9,364	$9,402
Premises and equipment	68,876	67,658
Furniture, fixtures, and equipment	56,743	52,338
Accumulated depreciations and amortization	(74,652)	(69,598)
Total	$60,331	$59,800

Depreciation and amortization expenses in 2015, 2014 and 2013 are included in operating expenses as follows:

(in thousands)	2015	2014	2013
Premises	$2,030	$1,949	$1,875
Furniture, fixtures, and equipment	3,730	3,066	3,044
Total	$5,760	$5,015	$4,919

The following is a summary of the future minimum lease payments under non-cancelable operating leases as of December 31, 2015:

(in thousands)
2016	$4,661
2017	3,921
2018	3,669
2019	3,547
2020	2,900
Thereafter	16,406
Total	$35,104

The Company leases land, buildings and equipment under operating lease arrangements extending to the year 2090. Total gross rental expense amounted to $4.9 million in 2015, $4.8 million in 2014, and $4.8 million in 2013. Most leases include options to renew for periods ranging from 5 to 20 years. Options to renew are not included in the above future minimum rental commitments.

Note 8 Deposits

Aggregate time deposits of $250,000 or more were $397.8 million at December 31, 2015, and $415.8 million at December 31, 2014. Scheduled maturities of time deposits at December 31, 2015, were as follows:

(in thousands)	Less than $250,000	$250,000 and over	Total
Maturity
Three months or less	$100,983	$166,730	$267,713
Over three through six months	81,971	64,501	146,472
Over six through twelve months	125,648	72,701	198,349
Total due in 2016	$308,602	$303,932	$612,534
2017	84,871	47,754	132,625
2018	32,219	29,029	61,248
2019	14,677	7,670	22,347
2020	10,609	5,733	16,342
2021 and thereafter	6,383	3,654	10,037
Total	$457,361	$397,772	$855,133

Note 9 Federal Funds Purchased and Securities Sold Under Agreements to Repurchase

Information regarding securities sold under agreements to repurchase and Federal funds purchased is detailed in the following tables for the years ended December 31:

Securities Sold Under Agreements to Repurchase	2015	2014	2013
(dollar amounts in thousands)
Total outstanding at December 31	$136,513	$147,037	$167,724

Maximum month-end balance	146,397	160,295	201,933
Average balance during the year	137,917	145,876	177,779
Weighted average rate at December 31	1.90%	1.83%	1.97%
Average interest rate paid during the year	1.96%	2.02%	2.11%
Federal Funds Purchased
Average balance during the year	0	0	5
Weighted average rate at December 31	N/A	N/A	N/A
Average interest rate paid during the year	0.00%	0.00%	0.75%

Securities sold under agreements to repurchase (“repurchase agreements”) are secured borrowings that typically mature within thirty to ninety days, although the Company has entered into repurchase agreements with the Federal Home Loan Bank (“FHLB”) with maturities that extend through 2017. The Company uses both retail and wholesale repurchase agreements. Retail repurchase agreements are arrangements with local customers of the Company, in which the Company agrees to sell securities to the customer with an agreement to repurchase those securities at a specified later date. Retail repurchase agreements totaled $66.3 million at December 31, 2015. At December 31, 2015, the Company had $70.2 million in wholesale repurchase agreements. Of this $70.2 million in wholesale repurchase agreements, $55.0 million were with the Federal Home Loan Bank of New York and $15.2 million were with one large financial institution. The $70.2 million of wholesale repurchase agreements mature as follows: $60.2 million in 2016 and $10.0 million in 2017.

Securities sold under agreements to repurchase are stated at the amount of cash received in connection with the transaction. The Company may be required to provide additional collateral based on the fair value of the underlying securities.

Federal funds purchased are short-term borrowings that typically mature within one to ninety days.

Note 10 Other Borrowings

The following table summarized the Company’s borrowings as of December 31:

(in thousands)	2015	2014
Overnight FHLB advances	$272,199	$232,080
Term FHLB advances	250,576	110,961
Other	13,510	13,500
Total other borrowings	$536,285	$356,541

The Company, through its subsidiary banks, had available line-of-credit agreements with correspondent banks permitting borrowings to a maximum of approximately $58.0 million at December 31, 2015 and 2014. There were no outstanding advances against those lines at December 31, 2015 and December 31, 2014.

Through its subsidiary banks, the Company has borrowing relationships with the FHLB, which provides secured borrowing capacity, subject to available collateral. At December 31, 2015 and 2014, the unused borrowing capacity on established lines with the FHLB was $1.1 billion.

As members of the FHLB, the Company’s subsidiary banks can use certain unencumbered residential and commercial real estate related assets and investment securities to secure borrowings from the FHLB. At December 31, 2015, total unencumbered residential and commercial real estate related loans and investment securities pledged at the FHLB were $521.5 million. At December 31, 2015, there were $272.2 million in overnight advances and $250.0 million in term advances with the FHLB, with a weighted average rate of 0.97%, compared to $232.1 million in overnight advances and $111.0 million in term advances at December 31, 2014, with a weighted average rate of 1.11%. At December 31, 2015, the term advances with the FHLB include $170.0 million which mature within one year and $80.0 million which mature over one year. Maturities of advances due over one year include $60.0 million in 2017, $10.0 million in 2018 and $10.0 million in 2019.

The Company’s FHLB borrowings at December 31, 2015 included $30.0 million, at cost, in fixed-rate callable borrowings, which can be called by the FHLB if certain conditions are met. Additional details on the fixed-rate callable advances are provided in the following table.

	Current Balance	Rate	Maturity Date	Call Date	Call Frequency	Call Features
	5,000,000	4.41%	March 29, 2017	March 31, 2016	Quarterly	LIBOR strike 6.0%
	5,000,000	4.89%	May 22, 2017	February 22, 2016	Quarterly	LIBOR strike 7.0%
	10,000,000	5.14%	June 8, 2017	March 9, 2016	Quarterly	LIBOR strike 7.0%
	10,000,000	5.19%	June 8, 2017	March 9, 2016	Quarterly	FHLB Option
Total	$30,000,000

Other borrowings included a term borrowing with a bank totaling $13.5 million at December 31, 2015 and 2014.

The Company elected to apply the fair value option for a $10.0 million, 10-year fixed convertible FLHB advance at 5.183%, convertible at the end of 3 years with a maturity of June 28, 2017. The $10.0 million advance identified for fair value was selected because its duration was similar to the durations of trading securities. As of December 31, 2015, the aggregate fair value of the $10.0 million FHLB advance was approximately $10.6 million. For the twelve months ended December 31, 2015, the fair value of this advance decreased by $0.4 million. The change in fair value is included on the Company’s Consolidated Statements of Income in “Mark-to-Market Gain (Loss) on Liabilities Held at Fair Value.”

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

The following table provides information relating to the Trusts as of December 31, 2015:

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

Leesport Capital Trust II

Leesport Capital Trust II, a Delaware statutory business trust, was formed on September 26, 2002 and issued $10.0 million of mandatory redeemable capital securities carrying a floating interest rate of three month LIBOR plus 3.45%. These debentures are the sole assets of the Trust. The terms of the junior subordinated debentures are the same as the terms of the capital securities. The obligations under the debentures constitute a full and unconditional guarantee by VIST Financial of the obligations of the Trust under the capital securities. These securities must be redeemed in September 2032, but may be redeemed at anytime. The Company assumed the rights and obligations of VIST Financial pertaining to the Leesport Capital Trust II through the Company’s acquisition of VIST Financial in August 2012.

Madison Statutory Trust I

Madison Statutory Trust, a Connecticut statutory business trust, was formed on June 26, 2003 and issued $5.0 million of mandatory redeemable capital securities carrying a floating interest rate of three month LIBOR plus 3.10%. These debentures are the sole assets of the Trust. The terms of the junior subordinated debentures are the same as the terms of the capital securities. The obligations under the debentures constitute a full and unconditional guarantee by VIST Financial of the obligations of the Trust under the capital securities. These securities must be redeemed in June 2033, but may be redeemed at any time. The Company assumed the rights and obligations of VIST Financial pertaining to the Madison Statutory Trust I through the Company’s acquisition of VIST Financial in August 2012.

Note 12 Employee Benefit Plans

The Company maintains two noncontributory defined-benefit plans and two non-contributory defined-contribution retirement plans which cover substantially all employees of the Company.

The benefits under the noncontributory defined-benefit plans (the “DB Pension Plans”) are based on years of service and percentages of the employees’ average final compensation. Assets of the Company’s DB Pension Plans are invested in common and preferred stock, U. S. Government securities, corporate bonds and notes, and mutual funds. At December 31, 2015 and 2014, the plan assets included 42,192 shares of Tompkins’ common stock that had a fair value of $2.4 million and $2.3 million, respectively.

Effective January 1, 2010, the Company stopped admitting new employees to its noncontributory DB Pension Plan. As a result, the defined contribution plan (“DC Retirement Plan”) was created for employees hired on or after January 1, 2010 who had reached the age of 21 and completed one year of service. For participants in the DC Retirement Plan, the Company makes contributions to an account set up in the participant’s name. The amount equals a percentage of base pay and varies based on the participant’s age plus service as of the previous January 1st. The DC Retirement Plan offers the participant a wide range of investment alternatives from which to choose. Expenses related to the DC Retirement Plan totaled $2.4 million in 2015, $1.4 million in 2014 and $850,000 in 2013.

Effective July 31, 2015, the DB Pension Plan that had been accruing benefits was frozen. As a result, participants no longer accrued additional benefits in this Plan as of this date. Effective August 1, 2015, all active participants of the two DB Pension Plans began participation in a new defined contribution plan (the “2015 DC Retirement Plan”). Similar to the DC Retirement Plan, the 2015 DC Retirement Plan provides Company contributions to an account set up in the participant’s name, and those contributions are based on the participant’s compensation, age and service. The first contribution for this 2015 DC Retirement Plan will be made in March 2016.

The Company maintains supplemental employee retirement plans (the “SERP”) for certain executives. All benefits provided under the SERP are unfunded and the Company makes payments to plan participants.

The Company also maintains a post-retirement life and healthcare benefit plan (the “Life and Healthcare Plan”), which was amended in 2005. For employees commencing employment after January 1, 2005, the Company does not contribute towards post retirement Healthcare benefits. Retirees and employees who were eligible to retire when the Life and Healthcare Plan was amended were unaffected. Generally, all other employees were eligible for Health Reimbursement Accounts (“HRA”) with an initial balance equal to the amount of the Company’s estimated then current liability. Contributions to the plan are limited to an annual contribution of 4% of the total HRA balances. Employees, upon retirement, will be able to utilize their HRA for qualified health costs and deductibles.

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

The following table sets forth the changes in the projected benefit obligation for the DB Pension Plans and SERP and the accumulated post-retirement benefit obligation for the Life and Healthcare Plan; and the respective plan assets, and the plans’ funded status and amounts recognized in the Company’s Consolidated Statements of Condition at December 31, 2015 and 2014 (the measurement dates of the plans).

(in thousands)	DB Pension Plans		Life and Healthcare Plan		SERP Plan
	2015	2014	2015	2014	2015	2014
Change in benefit obligation:
Benefit obligation at beginning of year	$79,138	$65,621	$8,927	$8,448	$22,862	$17,282
Service cost	1,587	2,434	236	202	201	222
Interest cost	2,987	3,069	323	367	928	865
Plan participants’ contributions	0	0	202	210	0	0
Amendments	0	(6,282)	0	0	0	0
Curtailments	(677)	0	0	0	0	0
Actuarial loss (gain)	(4,224)	16,761	(467)	192	(1,210)	4,992
Benefits paid	(2,592)	(2,465)	(489)	(492)	(621)	(499)
Benefit obligation at end of year	$76,219	$79,138	$8,732	$8,927	$22,160	$22,862
Change in plan assets:
Fair value of plan assets at beginning
of year	$71,227	$70,933	$0	$0	$0	$0
Actual return on plan assets	296	2,759	0	0	0	0
Plan participants’ contributions	0	0	202	210	0	0
Employer contributions	0	0	287	282	621	499
Benefits paid	(2,592)	(2,465)	(489)	(492)	(621)	(499)
Fair value of plan assets at end of year	$68,931	$71,227	$0	$0	$0	$0
Unfunded status	$(7,288)	$(7,911)	$(8,732)	$(8,927)	$(22,160)	$(22,862)

The accumulated benefit obligation for the DB Pension Plans for 2015 and 2014 was $76.2 million and $79.1 million, respectively. The accumulated benefit obligation for the Life and Healthcare plan for 2015 and 2014 was $8.7 million and $8.9 million, respectively. The accumulated benefit obligation for the SERP for 2015 and 2014 was $22.2 million and $22.9 million, respectively. The unfunded status of the DB Pension plan has been recognized in other liabilities in the Consolidated Statement of Condition at December 31, 2015 in the amount of $7.3 million. The unfunded status of the Life and Healthcare and SERP plans has been recognized in other liabilities in the Consolidated Statement of Condition at December 31, 2015, in the amounts of $8.7 million, and $22.2 million, respectively. The unfunded status of the DB Pension plans in the amount of $7.9 million has been recognized in other liabilities in the Consolidated Statement of Condition at December 31, 2014. The unfunded status of the Life and Healthcare and SERP plans has been recognized in other liabilities in the Consolidated Statement of Condition at December 31, 2014, in the amounts of $8.9 million, and $22.9 million, respectively.

There was an amendment entry for the DB Pension Plans during 2014. This represents the installation of a lump sum benefit option to the Retirement Plan.

There was a curtailment entry for the DB Pension Plans during 2015. This represents the Retirement Plan freeze effective July 31, 2015.

Net periodic benefit cost and other comprehensive income includes the following components:

(in thousands)	DB Pension Plans			Life and Healthcare Plan			SERP Plan
Components of net periodic benefit cost	2015	2014	2013	2015	2014	2013	2015	2014	2013
Service cost	$1,587	$2,434	$2,915	$236	$201	$265	$201	$222	$479
Interest cost	2,987	3,069	2,688	323	367	345	928	866	737
Expected return on plan assets	(5,028)	(5,024)	(4,009)	0	0	0	0	0	0
Amortization of prior service (credit) cost	(448)	(123)	(123)	16	16	16	73	112	166
Recognized net actuarial loss	1,573	859	2,023	19	0	96	626	206	460
Recognized net actuarial gain due to curtailments	(6,003)	0	0	0	0	0	0	0	0
Amortization of transition liability	0	0	0	0	0	50	0	0	0
Net periodic benefit (credit) cost	$(5,332)	$1,215	$3,494	$594	$584	$772	$1,828	$1,406	$1,842
Other changes in plan assets and benefit obligations recognized in other comprehensive income
Net actuarial loss (gain)	$(169)	$19,027	$(12,890)	$(467)	$192	$(1,169)	$(1,210)	$4,992	$(2,754)
Recognized actuarial loss	(1,573)	(859)	(2,023)	(19)	0	(96)	(626)	(206)	(460)
Prior service credit	0	(6,282)	0	0	0	0	0	0	0
Recognized prior service cost (credit)	6,451	123	123	(16)	(16)	(16)	(73)	(112)	(166)
Recognized net initial obligation	0	0	0	0	0	(50)	0	0	0
Recognized in other comprehensive income	$4,709	$12,009	$(14,790)	$(502)	$176	$(1,331)	$(1,909)	$4,674	$(3,380)
Total recognized in net periodic benefit cost and other comprehensive income	$(623)	$13,224	$(11,296)	$92	$760	$(559)	$(81)	$6,080	$(1,538)

Pre-tax amounts recognized as a component of accumulated other comprehensive income as of year-end that have not been recognized as a component of the Company’s combined net periodic benefit cost of the Company’s defined-benefit pension plan, post-retirement healthcare benefit plan and SERP are presented in the following table.

(in thousands)	DB Pension Plans			Life and Healthcare Plan			SERP Plan
	2015	2014	2013	2015	2014	2013	2015	2014	2013
Net actuarial loss (gain)	$38,695	$40,437	$22,269	$889	$1,375	$1,183	$6,739	$8,575	$3,789
Prior service cost (credit)	(55)	(6,506)	(347)	250	266	281	576	648	760
Total	$38,640	$33,931	21,922	$1,139	$1,641	$1,464	$7,315	$9,223	$4,549

The pre-tax amounts included in accumulated other comprehensive income that are expected to be recognized in net periodic pension cost during the fiscal year ended December 31, 2016 are shown below.

(in thousands)	Pension Plans	Life and Healthcare Plan	SERP Plan
Actuarial loss	$944	$1	$412
Prior service cost	(15)	16	73
Total	$929	$17	$485

Weighted-average assumptions used in accounting for the plans were as follows:

(in thousands)	DB Pension Plans			Life and Healthcare Plan			SERP Plan
	2015	2014	2013	2015	2014	2013	2015	2014	2013
Discount Rates
Benefit Cost for Plan Year	3.81%	4.76%	3.85%	3.80%	4.70%	3.80%	4.00%	5.00%	4.20%
Benefit Obligation at End of Plan Year	4.05%	3.81%	4.76%	4.14%	3.80%	4.70%	4.32%	4.00%	5.00%
Expected long-term return on plan assets	7.25%	7.25%	7.25%	N/A	N/A	N/A	N/A	N/A	N/A
Rate of compensation increase
Benefit Cost for Plan Year	5.00%	5.00%	5.00%	5.00%	5.00%	5.00%	5.00%	5.00%	5.00%
Benefit Obligation at End of Plan Year	5.00%	5.00%	5.00%	5.00%	5.00%	5.00%	5.00%	5.00%	5.00%

Tompkins Trust Company offers post-retirement life and healthcare benefits, although as previously mentioned, has discontinued providing postretirement healthcare to participants hired after 2004. The weighted average annual assumed rate of increase in the per capita cost of covered benefits (the health care cost trend rate) is 6.50% beginning in 2015, and is assumed to decrease gradually to 4.5% in 2026 and beyond. A 1% increase in the assumed health care cost trend rate, would increase service and interest costs by approximately $18,700 and increase the Company’s benefit obligation by approximately $190,000. A 1% decrease in the assumed health care cost trend rate, would decrease service and interest costs by approximately $16,000 and decrease the Company’s benefit obligation by approximately $167,000.

To develop the expected long-term rate of return on assets assumption for the Pension Plan, the Company considered the historical returns and the future expectations for returns for each asset class, as well as target asset allocations of the pension portfolio. Based on this analysis, the Company selected 7.25% as the long-term rate of return on asset assumption.

Effective year-end 2015, Tompkins changed the methodology used to determine the discount rates for calculating year-end liabilities.  Historically, Tompkins used an average of the discount rates derived from the Citigroup Regular and Above Median yield curves.  Effective year-end 2015, Tompkins began using the discount rates derived from the Citigroup Regular curve only.  This new methodology produced discount rates of 4.05%, 4.14%, and 4.32% for the DB Pension, and Life and Healthcare plans, and SERP respectively.  The former methodology would have produced discount rates of 4.10%, 4.20%, and 4.40%, respectively.

Based on the Company’s anticipation of future experience under the defined benefit pension plan, the mortality tables used to determine future benefit obligations under the plan were updated as of December 31, 2015 to the RP-2014 Mortality Table for annuitants and non-annuitants, fully generational with projected mortality improvements using Scale MP-2015, with no collar adjustment. The appropriateness of the assumptions is reviewed annually.

Cash Flows

Plan assets are amounts that have been segregated and restricted to provide benefits, and include amounts contributed by the Company and amounts earned from investing contributions, less benefits paid. The Company funds the cost of the SERP and the post-retirement medical and life insurance benefits on a pay-as-you-go basis.

The benefits as of December 31, 2015, expected to be paid in each of the next five fiscal years, and in the aggregate for the five fiscal years thereafter were as follows:

(in thousands)	DB Pension Plans	Life and Healthcare Plan	SERP Plan
2016	$3,862	$485	$622
2017	3,882	473	670
2018	3,790	441	666
2019	4,189	463	661
2020	4,143	468	701
2021-2025	22,269	2,586	3,795
Total	$42,135	$4,916	$7,115

Plan Assets

The Company’s DB Pension Plans’ weighted-average asset allocations at December 31, 2015 and 2014, respectively, by asset category are as follows:

	2015	2014
Equity securities	75%	71%
Debt securities	24%	28%
Other	1%	1%
Total Allocation	100%	100%

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

The major categories of assets in the Company’s DB Pension Plan as of year-end are presented in the following table. Assets are segregated by the level of valuation inputs within the fair value hierarchy established by ASC Topic 820 utilized to measure fair value (see Note 19-Fair Value Measurements).

Fair Value Measurements
December 31, 2015
(in thousands)	Fair Value 2015	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$694	$694	$0	$0
U.S. Treasury securities	7,599	7,599	0	0
U.S. Government sponsored entities securities	508	0	508	0
Corporate bonds and notes	6,627	0	6,627	0
Common stocks	25,324	25,324	0	0
Mutual funds	27,429	27,429	0	0
Preferred stocks	750	0	750	0
Total Fair Value of Plan Assets	$68,931	$61,046	$7,885	$0

Fair Value Measurements
December 31, 2014
(in thousands)	Fair Value 2014	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$784	$784	$0	$0
U.S. Treasury securities	6,954	6,954	0	0
U.S. Government sponsored entities securities	1,422	0	1,422	0
Corporate bonds and notes	7,168	0	7,168	0
Common stocks	19,225	19,225	0	0
Mutual funds	34,924	34,924	0	0
Preferred stocks	750	0	750	0
Total Fair Value of Plan Assets	$71,227	$61,887	$9,340	$0

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

The Company has an Employee Stock Ownership Plan (ESOP) and a 401(k) Investment and Stock Ownership Plan (ISOP) covering substantially all employees of the Company. The ESOP allows for Company contributions in the form of common stock of the Company. Annually, the Tompkins Board of Directors determines a profit-sharing payout to its employees in accordance with a performance-based formula. A percentage of the approved amount is paid in Company common stock into the ESOP. Contributions are limited to a maximum amount as stipulated in the ESOP. The remaining percentage is either paid out in cash or deferred into the ISOP at the direction of the employee. Compensation expense related to the ESOP and ISOP totaled $4.4 million in 2015, $3.9 million in 2014, and $3.5 million in 2013.

Under the ISOP, employees may contribute a percentage of their eligible compensation with a Company match of such contributions up to a maximum match of 4%. Participation in the 401(k) Plan is contingent upon certain age and service requirements. The Company’s expense associated with these matching provisions was $2.3 million in 2015, $2.2 million in 2014, and $2.2 million in 2013.

Life insurance benefits are provided to certain officers of the Company. In connection with these policies, the Company reflects life insurance assets on its Consolidated Statements of Condition of $75.8 million at December 31, 2015, and $73.7 million at December 31, 2014. The insurance is carried at its cash surrender value on the Consolidated Statements of Condition. Increases in the cash surrender value of the insurance are reflected as noninterest income, net of any related mortality expense.

The Company provides split dollar life insurance benefits to certain employees. The plan is unfunded and the estimated liability of the plan of $1.3 million and $1.2 million is recorded in other liabilities in the Consolidated Statements of Condition at December 31, 2015 and 2014, respectively. Compensation expense related to the split dollar life insurance was approximately $47,000 in 2015 and $43,000 in 2014.

Note 13 Stock Plans and Stock Based Compensation

Under the Tompkins Financial Corporation 2009 Equity Plan (“2009 Equity Plan”), the Company may grant incentive stock options, stock appreciation rights, shares of restricted stock and restricted stock units covering up to 902,000, common shares to certain officers, employees, and nonemployee directors. Stock options and stock appreciation rights are granted at an exercise price equal to the stock’s fair value at the date of grant, may not have a term in excess of ten years, and have vesting periods that range between one and seven years from the grant date. Restricted stock awards have vesting periods that range between one and seven years from grant date, and have grant date fair values that equal the closing price of the Company’s common stock on grant date. Prior to the adoption of the 2009 Equity Plan, the Company had similar stock option plans, which remain in effect solely with respect to unexercised options issued under these plans.

The Company granted 109,750 equity awards to its employees in 2015. The awards consisted of 61,235 shares of restricted stock and 48,515 stock appreciation rights. The Company granted 186,982 equity awards to its employees in 2014. The awards consisted of 101,100 shares of restricted stock, 81,495 stock appreciation rights, and 4,387 shares of stock. The Company granted 172,495 equity awards to its employees in 2013. The awards consisted of 106,325 shares of restricted stock, 62,420 stock appreciation rights, and 3,750 shares of stock.

The following table presents the activity related to stock options and stock appreciation rights under all plans for the twelve months ended December 31, 2015.

	Number of Shares/Rights	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2015	593,699	$40.06
Granted	48,515	$56.29
Exercised	(176,274)	$38.22
Forfeited	(24,924)	$42.24
Outstanding at December 31, 2015	441,016	$42.46	5.63	$6,047,872
Exercisable at December 31, 2015	209,385	$38.46	3.31	$3,706,186

Total stock-based compensation expense for stock options was $509,000 in 2015, $734,000 in 2014, and $833,000 in 2013. As of December 31, 2015, unrecognized compensation cost related to unvested stock options totaled $1.6 million. The cost is expected to be recognized over a weighted average period of 4.7 years. Cash proceeds, tax benefits and intrinsic value related to total stock options exercised is as follows:

(in thousands)	2015	2014	2013
Proceeds from stock option exercises	$1,382	$1,512	$4,683
Tax benefits related to stock option exercises	358	234	331
Intrinsic value of stock option exercises	3,014	2,112	1,922

The Company uses the Black-Scholes option-valuation model to determine the fair value of each incentive stock options and stock appreciation rights at the date of grant. The valuation model estimates fair value based on the assumptions listed in the table below. The risk-free rate is the interest rate available on zero-coupon U.S. Treasury instruments with a remaining term equal to the expected term of the share option at the time of grant. The expected dividend yield is based on the dividend trends and the market price of the Company’s stock price at grant. Volatility is largely based on historical volatility of the Company’s stock price. Expected term is based upon historical experience of employee exercises and terminations as the vesting term of the grants. The fair values of the grants are expensed over the vesting periods.

	2015	2014	2013
Weighted per share average fair value at grant date	$8.96	$8.32	$9.50
Risk-free interest rate	1.80%	1.91%	0.78%
Expected dividend yield	3.80%	5.14%	4.00%
Volatility	25.32%	30.96%	38.46%
Expected life (years)	6.00	6.00	5.50

Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$13.00-20.00	626	3.96	$16.47	626	$16.47
$20.01-29.30	6,778	5.38	$21.75	6,778	$21.75
$29.31-35.70	1,669	2.97	$30.96	1,669	$30.96
$35.71-37.50	144,900	3.92	$37.13	100,514	$37.19
$37.51-41.00	73,205	5.38	$40.28	29,781	$39.80
$41.01-50.00	165,323	6.04	$45.11	70,017	$41.71
$50.01-60.00	48,515	9.85	$56.29	0	$0
	441,016	5.63	$42.46	209,385	$38.46

The following table presents activity related to restricted stock awards for the twelve months ended December 31, 2015.

	Number of Shares	Weighted Average Exercise Price

Unvested at January 1, 2015	224,726	$44.15
Granted	61,235	56.29
Vested	(22,841)	52.00
Forfeited	(15,773)	43.58
Unvested at December 31, 2015	247,347	$47.57

The company granted 61,235 restricted stock awards in 2015 at an average grant date fair value of $56.29. The Company granted 101,100 restricted stock awards in 2014 at an average grant date fair value of $49.22. The Company granted 106,325 restricted stock awards in 2013 at an average grant date fair value of $40.60. The grant date fair values were the closing prices of the Company’s common stock on the grant dates. The Company recognized stock-based compensation related to restricted stock awards of $1.4 million in 2015, $771,000 in 2014, and $550,000 in 2013. Unrecognized compensation costs related to restricted stock awards totaled $8.9 million at December 31, 2015 and will be recognized over 5.7 years on a weighted average basis.

Note 14 Other Noninterest Income and Expense

Other income and operating expense totals are presented in the table below.  Components of these totals exceeding 1% of the aggregate of total other noninterest income and total other noninterest expenses for any of the years presented below are stated separately.

	Year ended December 31,
(in thousands)	2015	2014	2013
NONINTEREST INCOME
Other service charges	$2,972	$3,267	$3,802
Increase in cash surrender value of corporate owned life insurance	2,064	1,883	2,021
Net gain (loss) on sale of loans	54	362	(133)
Other miscellaneous income	3,788	3,472	4,856
Total other noninterest income	$8,878	$8,984	$10,546
NONINTEREST EXPENSES
Marketing expense	$4,780	$4,942	$4,958
Professional fees	5,352	6,094	5,651
Technology expense	6,220	6,172	6,056
Cardholder expense	2,653	2,712	3,433
Other miscellaneous expenses	18,662	21,201	20,543
Total other noninterest expenses	$37,667	$41,121	$40,641

Note 15 Income Taxes

The income tax expense (benefit) attributable to income from operations is summarized as follows:

(in thousands)	Current	Deferred	Total
2015
Federal	$22,955	$2,841	$25,796
State	3,103	63	3,166
Total	$26,058	$2,904	$28,962
2014
Federal	$19,749	$2,915	$22,664
State	624	2,116	2,740
Total	$20,373	$5,031	$25,404
2013
Federal	$11,826	$7,138	$18,964
State	933	880	1,813
Total	$12,759	$8,018	$20,777

The primary reasons for the differences between income tax expense and the amount computed by applying the statutory federal income tax rate to earnings are as follows:

	2015	2014	2013
Statutory federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	2.4	2.3	1.6
Tax exempt income	(2.5)	(2.5)	(3.0)
Bank-owned life insurance income	(0.8)	(0.8)	(1.0)
Federal tax credit	(0.8)	(1.0)	(2.3)
All other	(0.2)	(0.2)	(1.3)
Total	33.1%	32.8%	29.0%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Significant components of the Company’s deferred tax assets and liabilities as of December 31 were as follows:

(in thousands)	2015	2014	2013
Deferred tax assets:
Allowance for loan and lease losses	$12,411	$11,276	$10,946
Interest income on nonperforming loans	1,207	395	1,712
Compensation and benefits	14,032	13,081	12,448
Purchase accounting adjustments	1,920	3,538	5,746
Intangibles	0	0	95
Liabilities held at fair value	218	364	497
Tax credit carryforward	831	1,995	3,990
Other	2,546	2,347	2,838
Total	$33,165	$32,996	$38,272
Deferred tax liabilities:
Prepaid pension	$10,992	$9,377	$10,154
Depreciation	3,277	2,553	2,948
Intangibles	567	236	0
Other	2,144	1,741	1,050
Total deferred tax liabilities	$16,980	$13,907	$14,152
Net deferred tax asset at year-end	$16,185	$19,089	$24,120
Net deferred tax asset at beginning of year	$19,089	$24,120	$32,138
Decrease in net deferred tax asset	(2,904)	(5,031)	(8,018)
Deferred tax expense	$2,904	$5,031	$8,018

This analysis does not include recorded deferred tax assets (liabilities) of $1.8 million and ($1.8) million as of December 31, 2015 and 2014, respectively, related to net unrealized holdings losses/(gains) in the available-for-sale securities portfolio. In addition, the analysis excludes the recorded deferred tax assets of $18.1 million and $17.2 million, as of December 31, 2015 and 2014, respectively, related to employee benefit plans.

Realization of deferred tax assets is dependent upon the generation of future taxable income or the existence of sufficient taxable income within the carry-back period. A valuation allowance is provided when it is more likely than not that some portion of the deferred tax assets will not be realized. In assessing the need for a valuation allowance, management considers the scheduled reversal of the deferred tax liabilities, the level of historical taxable income, and the projected future taxable income over the periods in which the temporary differences comprising the deferred tax assets will be deductible. Based on its assessment, management determined that no valuation allowance is necessary at December 31, 2015 and 2014.

At December 31, 2015 and December 31, 2014, the Company had no ASC 740-10 unrecognized tax benefits. The Company does not expect the total amount of unrecognized tax benefits to significantly increase within the next twelve months. The Company recognizes interest and penalties on unrecognized tax benefits in income tax expense in its Consolidated Statements of Income.

The Company is subject to U.S. federal income tax and income tax in various state jurisdictions. All tax years ending after December 31, 2011 are open to examination by the taxing authorities.

Note 16 Other Comprehensive Income

The tax effect allocated to each component of other comprehensive income (loss) were as follows:

December 31, 2015	Before-Tax Amount	Tax (Expense) Benefit	Net of Tax
Available-for-sale securities:
(in thousands)
Change in net unrealized gain during the period	$(8,241)	$3,295	$(4,946)
Reclassification adjustment for net realized gain on sale included in available-for-sale securities	(1,108)	443	(665)
Net unrealized losses	(9,349)	3,738	(5,611)

Employee benefit plans:
Net retirement plan gain	1,846	(738)	1,108
Amortization of net retirement plan actuarial loss	2,218	(887)	1,331
Amortization of net retirement plan prior service (cost) credit	(6,362)	2,544	(3,818)
Employee benefit plans	(2,298)	919	(1,379)

Other comprehensive loss	$(11,647)	$4,657	$(6,990)

December 31, 2014 Available-for-sale securities:	Before-Tax Amount	Tax (Expense) Benefit	Net of Tax
(in thousands)
Change in net unrealized loss during the period	$19,094	$(7,635)	$11,459
Reclassification adjustment for net realized gain on sale included in available-for-sale securities	(391)	156	(235)
Net unrealized gains	18,703	(7,479)	11,224

Employee benefit plans:
Net retirement plan loss	(24,211)	9,684	(14,527)
Net retirement plan prior service credit	6,282	(2,513)	3,769
Amortization of net retirement plan actuarial loss	1,065	(426)	639
Amortization of net retirement plan prior service credit	5	(2)	3
Employee benefit plans	(16,859)	6,743	(10,116)

Other comprehensive income	$1,844	$(736)	$1,108

December 31, 2013 (in thousands)	Before-Tax Amount	Tax (Expense) Benefit	Net of Tax
Available-for-sale securities:
Change in net unrealized loss during the period	$(57,250)	$22,896	$(34,354)
Reclassification adjustment for net realized gain on sale included in available-for-sale securities	(599)	240	(359)
Net unrealized losses	(57,849)	23,136	(34,713)

Employee benefit plans:
Net retirement plan loss	16,813	(6,725)	10,088
Amortization of net retirement plan actuarial loss	2,579	(1,032)	1,547
Amortization of net retirement plan prior service credit	59	(24)	35
Amortization of net retirement plan transition liability	50	(20)	30
Employee benefit plans	19,501	(7,801)	11,700

Other comprehensive loss	$(38,348)	$15,335	$(23,013)

The following table presents the activity in our accumulated other comprehensive income for the periods indicated:

(in thousands)	Available-for-Sale Securities	Employee Benefit Plans	Accumulated Other Comprehensive Income (loss)
Balance at January 1, 2013	$26,356	$(28,462)	$(2,106)
Other comprehensive (loss) income	(34,713)	11,700	(23,013)
Balance at December 31, 2013	$(8,357)	$(16,762)	$(25,119)

Balance at January 1, 2014	(8,357)	(16,762)	(25,119)
Other comprehensive income (loss)	11,224	(10,116)	1,108
Balance at December 31, 2014	$2,867	$(26,878)	$(24,011)

Balance at January 1, 2015	2,867	(26,878)	(24,011)
Other comprehensive loss	(5,611)	(1,379)	(6,990)
Balance at December 31, 2015	$(2,744)	$(28,257)	$(31,001)

December 31, 2015
Details about Accumulated other Comprehensive Income Components (in thousands)	Amount Reclassified from Accumulated Other Comprehensive Income[1]	Affected Line Item in the Statement Where Net Income is Presented
Available-for-sale securities:
Unrealized gains and losses on available-for-sale securities	$1,108	Net gain on securities transactions
	(443)	Tax expense
	665	Net of tax
Employee benefit plans:
Amortization of the following [2]
Net retirement plan actuarial loss	(2,218)
Net retirement plan prior service credit	359
	(1,859)	Total before tax
	744	Tax benefit
	(1,115)	Net of tax

December 31, 2014
Details about Accumulated other Comprehensive Income Components (in thousands)	Amount Reclassified from Accumulated Other Comprehensive Income[1]	Affected Line Item in the Statement Where Net Income is Presented
Available-for-sale securities:
Unrealized gains and losses on available-for-sale securities	$391	Net gain on securities transactions
	(156)	Tax expense
	235	Net of tax
Employee benefit plans:
Amortization of the following [2]
Net retirement plan actuarial loss	(1,065)
Net retirement plan prior service credit	(5)
	(1,070)	Total before tax
	428	Tax benefit
	(642)	Net of tax

1 Amounts in parentheses indicate debits in income statement.

2 The accumulated other comprehensive income components are included in the computation of net periodic benefit cost (See Note 12 - “Employee Benefit Plans”).

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

The Company’s maximum potential obligations to extend credit for loan commitments (unfunded loans, unused lines of credit, and standby letters of credit) outstanding on December 31 were as follows:

(in thousands)	2015	2014

Loan commitments	$200,316	$435,904
Standby letters of credit	58,639	58,200
Undisbursed portion of lines of credit	719,234	410,664
Total	$978,189	$904,768

Commitments to extend credit (including lines of credit) are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Standby letters of credit are conditional commitments to guarantee the performance of a customer to a third party. The Company extends standby letters of credit to its customers in the normal course of business. The standby letters of credit are generally short-term. As of December 31, 2015, the Company’s maximum potential obligation under standby letters of credit was $58.6 million. Management uses the same credit policies in making commitments to extend credit and standby letters of credit as are used for on-balance-sheet lending decisions. Based upon management’s evaluation of the counterparty, the Company may require collateral to support commitments to extend credit and standby letters of credit. The credit risk amounts are equal to the contractual amounts, assuming the amounts are fully advanced and collateral or other security is of no value. The Company does not anticipate losses as a result of these transactions. These commitments also have off-balance-sheet interest-rate risk, in that the interest rate at which these commitments were made may not be at market rates on the date the commitments are fulfilled. Since some commitments and standby letters of credit are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash flow requirements.

At December 31, 2015, the Company had rate lock agreements associated with mortgage loans to be sold in the secondary market (certain of which relate to loan applications for which no formal commitment has been made) amounting to approximately $422,000. In order to limit the interest rate risk associated with rate lock agreements, as well as the interest rate risk associated with mortgages held for sale, if any, the Company enters into agreements to sell loans in the secondary market to unrelated investors on a loan-by-loan basis. At December 31, 2015, the Company had approximately $422,000 of commitments to sell mortgages to unrelated investors on a loan-by-loan basis.

In the normal course of business, the Company is involved in various legal proceedings. In the opinion of management, based upon the review with counsel, the proceedings are not expected to have a material effect on the Company’s financial condition or results of operations.

Note 18 Earnings Per Share

Calculation of basic earnings per share (Basic EPS) and diluted earnings per share (Diluted EPS) is shown below.

	Year ended December 31,
(in thousands, except share and per share data)	2015	2014	2013
Basic
Net income available to common shareholders	$58,421	$52,041	$50,856
Less: dividends and undistributed earnings allocated to unvested restricted stock awards	(834)	(503)	(418)
Net earnings allocated to common shareholders	57,587	51,538	50,438

Weighted average shares outstanding, including participating securities	14,940,274	14,824,333	14,587,187

Less: average participating securities	(212,081)	(147,711)	(109,570)
Weighted average shares outstanding - Basic	14,728,193	14,676,622	14,477,617

Diluted
Net earnings allocated to common shareholders	57,587	51,538	50,438

Weighted average shares outstanding - Basic	14,728,193	14,676,622	14,477,617

Dilutive effect of common stock options or restricted stock awards	134,833	113,002	96,302

Weighted average shares outstanding - Diluted	14,863,026	14,789,624	14,573,919

Basic EPS	3.91	3.51	3.48
Diluted EPS	3.87	3.48	3.46

There were approximately 72,321 weighted average stock options as of December 31, 2015; 108,159 for 2014; and 229,868 for 2013, that were not considered in the calculation of diluted earnings per share since the stock options’ exercise prices were greater than the average market price during these periods.

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

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of December 31, 2015 and 2014 segregated by the level of valuation inputs within the fair value hierarchy used to measure fair value.

Recurring Fair Value Measurements

December 31, 2015

(in thousands)	Fair Value 12/31/2015	(Level 1)	(Level 2)	(Level 3)
Trading securities
Obligations of U.S. Government sponsored entities	$6,601	$0	$6,601	$0
Mortgage-backed securities - residential	767	0	767	0

Available-for-sale securities
Obligations of U.S. Government sponsored entities	552,893	0	552,893	0
Obligations of U.S. states and political subdivisions	84,726	0	84,726	0
Mortgage-backed securities - residential
U.S. Government agencies	94,678	0	94,678	0
U.S. Government sponsored entities	650,097	0	650,097	0
Non-U.S. Government agencies or sponsored entities	194	0	194	0
U.S. corporate debt securities	2,162	0	2,162	0
Equity securities	934	0	0	934

Borrowings
Other borrowings	10,576	0	10,576	0

The change in the fair value of available-for-sale securities valued using significant unobservable inputs (level 3), between January 1, 2015 and December 31, 2015 was mainly due to the reclassification of $475,000 of securities from available-for-sale securities to other assets to reflect the nonmarketable nature of these securities.

Recurring Fair Value Measurements
December 31, 2014
(in thousands)	Fair Value 12/31/14	(Level 1)	(Level 2)	(Level 3)
Trading securities
Obligations of U.S. Government sponsored entities	$7,404	$0	$7,404	$0
Mortgage-backed securities - residential	1,588	0	1,588	0

Available-for-sale securities
Obligations of U.S. Government sponsored entities	557,820	0	557,820	0
Obligations of U.S. states and political subdivisions	71,510	0	71,510	0
Mortgage-backed securities - residential
U.S. Government agencies	109,926	0	109,926	0
U.S. Government sponsored entities	659,120	0	659,120	0
U.S. corporate debt securities	2,162	0	2,162	0
Equity securities	1,427	0	0	1,427

Borrowings
Other borrowings	10,961	0	10,961	0

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

Fair values of borrowings are estimated using Level 2 inputs based upon observable market data. The Company determines fair value for its borrowings using a discounted cash flow technique based upon expected cash flows and current spreads on FHLB advances with the same structure and terms. The Company also receives pricing information from third parties, including the FHLB. The pricing obtained is considered representative of the transfer price if the liabilities were assumed by a third party. The Company’s potential credit risk did not have a material impact on the quoted settlement prices used in measuring the fair value of the FHLB borrowings for the twelve months ended December 31, 2015.

There were no transfers between Level 2 and Level 3 values during 2015.

Certain assets are measured at fair value on a nonrecurring basis, that is, they are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances. For the Company, these include loans held for sale, collateral dependent impaired loans, other real estate owned, goodwill and other intangible assets. During 2015, certain collateral dependent impaired loans and other real estate owned at December 31, 2015, were adjusted down to fair value. Collateral values are estimated using Level 2 inputs based upon observable market data. Real estate values are generally valued using independent appraisals or other indications of value based on recent comparable sales of similar properties or assumptions generally available in the market.

		Fair value measurements at reporting date using:			Gain (losses) from fair value changes
(in thousands)	As of	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs	Twelve months ended
Assets:	12/31/2015	(Level 1)	(Level 2)	(Level 3)	12/31/2015
Impaired Loans	$5,730	$0	$5,730	$0	$(326)
Other real estate owned	1,995	0	1,995	0	714

		Fair value measurements at reporting date using:			Gain (losses) from fair value changes
(in thousands)	As of	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs	Twelve months ended
Assets:	12/31/2014	(Level 1)	(Level 2)	(Level 3)	12/31/2014
Impaired Loans	$2,891	$0	$2,891	$0	$(1,090)
Other real estate owned	5,493	0	5,493	0	(338)

The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments at December 31, 2015 and 2014. The carrying amounts shown in the table are included in the Consolidated Statements of Condition under the indicated captions. The fair value estimates, methods and assumptions set forth below for the Company’s financial instruments, including those financial instruments carried at cost, are made solely to comply with disclosures required by generally accepted accounting principles in the United States and does not always incorporate the exit-price concept of fair value prescribed by ASC Topic 820-10 and should be read in conjunction with the financial statements and notes included in this Report.

Estimated Fair Value of Financial Instruments
December 31, 2015
(in thousands)	Carrying Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets:

Cash and cash equivalents	$58,257	$58,257	$58,257	$0	$0
Securities - held-to-maturity	146,071	146,686	0	146,686
FHLB and FRB stock	29,969	29,969	0	29,969	0
Accrued interest receivable	16,433	16,433	0	16,433	0
Loans and leases, net[1]	3,740,038	3,739,695	0	5,730	3,733,965

Financial Liabilities:

Time deposits	$855,133	$853,839	$0	$853,839	$0
Other deposits	3,540,173	3,540,173	0	3,540,173	0
Securities sold under agreements to repurchase	136,513	138,161	0	138,161	0
Other borrowings	525,709	527,041	0	527,041	0
Trust preferred debentures	37,509	45,190	0	45,190	0
Accrued interest payable	1,973	1,973	0	1,973	0

1 Lease receivables, although excluded from the scope of ASC Topic 825, are included in the estimated fair value amounts at their carrying value.

Estimated Fair Value of Financial Instruments
December 31, 2014
(in thousands)	Carrying Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets:

Cash and cash equivalents	$56,070	$56,070	$56,070	$0	$0
Securities - held-to-maturity	88,168	89,036	0	89,036
FHLB and FRB stock	21,259	21,259	0	21,259	0
Accrued interest receivable	16,518	16,518	0	16,518	0
Loans and leases, net[1]	3,364,291	3,383,742	0	2,891	3,380,851

Financial Liabilities:

Time deposits	$898,081	$899,871	$0	$899,871	$0
Other deposits	3,271,073	3,271,073	0	3,271,073	0
Securities sold under agreements to repurchase	147,037	151,201		151,201
Other borrowings	345,580	350,043	0	350,043	0
Trust preferred debentures	37,337	39,453	0	39,453	0
Accrued interest payable	1,868	1,868	0	1,868	0

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

Note 20 Regulations and Supervision

Capital Requirements:

The Company and its subsidiary banks are subject to various regulatory capital requirements administered by Federal bank regulatory agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material adverse effect on the Company’s business, results of operation and financial condition. Under capital adequacy guidelines and the regulatory framework for prompt corrective action (PCA), banks must meet specific guidelines that involve quantitative measures of assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. Capital amounts and classifications of the Company and its subsidiary banks are also subject to qualitative judgments by regulators concerning components, risk weightings, and other factors. Quantitative measures established by regulation to ensure capital adequacy require the maintenance of minimum amounts and ratios (set forth in the table below) of common equity Tier II capital total capital and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital to average assets (as defined). Management believes that the Company and its subsidiary banks meet all capital adequacy requirements to which they are subject.

As of December 31, 2015, the most recent notifications from Federal bank regulatory agencies categorized Tompkins Trust Company, The Bank of Castile, Mahopac Bank, and VIST Bank as “well capitalized” under the regulatory framework for PCA. To be categorized as well capitalized, the Company and its subsidiary banks must maintain total risk-based, Tier 1 risk-based, common equity Tier 1 capital and Tier 1 leverage ratios as set forth in the table below. There are no conditions or events since that notification that management believes have changed the capital category of the Company or its subsidiary banks. Actual capital amounts and ratios of the Company and its subsidiary banks are as follows:

	Actual	Required to be Adequately Capitalized	Required to be Well Capitalized
(dollar amounts in thousands)	Amount/Ratio	Amount/Ratio	Amount/Ratio
December 31, 2015
Total Capital (to risk-weighted assets)
The Company (consolidated)	$520,891/13.0%	>$319,711/>8.0%	>$399,638/>10.0%
Trust Company	$151,299/13.7%	>$88,274/>8.0%	>$110,342/>10.0%
Castile	$104,568/10.5%	>$79,657/>8.0%	>$99,571/>10.0%
Mahopac	$110,158/14.0%	>$62,943/>8.0%	>$78,678/>10.0%
VIST	$133,925/12.4%	>$86,371/>8.0%	>$107,964/>10.0%
Common EquityTier 1 Capital (to risk-weighted assets)
The Company (consolidated)	$449,535/11.3%	>$179,837/>4.5%	>$259,765/>6.5%
Trust Company	$143,005/13.0%	>$49,654/>4.5%	>$71,722/>6.5%
Castile	$97,097/9.8%	>$44,807/>4.5%	>$64,721/>6.5%
Mahopac	$100,322/12.8%	>$35,405/>4.5%	>$51,141/>6.5%
VIST	$127,229/11.8%	>$48,584/>4.5%	>$70,177/>6.5%
Tier 1 Capital (to risk-weighted assets)
The Company (consolidated)	$487,043/12.2%	>$239,783/>6.0%	>$319,711/>8.0%
Trust Company	$143,005/13.0%	>$66,205/>6.0%	>$88,274/>8.0%
Castile	$97,097/9.8%	>$59,743/>6.0%	>$79,657/>8.0%
Mahopac	$100,322/12.8%	>$47,207/>6.0%	>$62,943/>8.0%
VIST	$127,229/11.8%	>$64,779/>6.0%	>$86,371/>8.0%
Tier 1 Capital (to average assets)
The Company (consolidated)	$487,043/8.8%	>$220,995/>4.0%	>$276,243/>5.0%
Trust Company	$143,005/8.0%	>$71,319/>4.0%	>$89,148/>5.0%
Castile	$97,097/7.7%	>$50,309/>4.0%	>$62,887/>5.0%
Mahopac	$100,322/9.2%	>$43,865/>4.0%	>$54,831/>5.0%
VIST	$127,229/9.1%	>$55,650/>4.0%	>$69,563/>5.0%

December 31, 2014
Total Capital (to risk-weighted assets)
The Company (consolidated)	$474,358/13.6%	>$278,992/>8.0%	>$348,741/>10.0%
Trust Company	$137,424/13.8%	>$79,626/>8.0%	>$99,533/>10.0%
Castile	$95,008/11.3%	>$67,040/>8.0%	>$83,799/>10.0%
Mahopac	$103,036/15.0%	>$54,884/>8.0%	>$68,605/>10.0%
VIST	$120,464/12.7%	>$75,674/>8.0%	>$94,592/>10.0%
Tier 1 Capital (to risk-weighted assets)
The Company (consolidated)	$444,947/12.8%	>$139,496/>4.0%	>$209,244/>6.0%
Trust Company	$129,751/13.0%	>$39,813/>4.0%	>$57,920/>6.0%
Castile	$88,288/10.5%	>$33,520/>4.0%	>$50,280/>6.0%
Mahopac	$94,445/13.8%	>$27,442/>4.0%	>$41,163/>6.0%
VIST	$115,276/12.2%	>$37,837/>4.0%	>$56,755/>6.0%
Tier 1 Capital (to average assets)
The Company (consolidated)	$444,947/8.7%	>$152,534/>3.0%	>$254,223/>5.0%
Trust Company	$129,751/7.8%	>$49,823/>3.0%	>$83,038/>5.0%
Castile	$88,288/7.8%	>$34,115/>3.0%	>$56,858/>5.0%
Mahopac	$94,445/9.2%	>$30,896/>3.0%	>$51,494/>5.0%
VIST	$115,276/9.0%	>$38,236/>3.0%	>$63,727/>5.0%

Note 21 Condensed Parent Company Only Financial Statements

Condensed financial statements for Tompkins (the Parent Company) as of December 31 are presented below.

Condensed Statements of Condition
(in thousands)	2015	2014
Assets

Cash	$5,759	$6,646
Available-for-sale securities, at fair value	0	225
Investment in subsidiaries, at equity	548,227	517,131
Other	12,940	15,951
Total Assets	$566,926	$539,953

Liabilities and Shareholders’ Equity

Borrowings	$13,510	$13,500
Trust preferred debentures issued to non-consolidated subsidiary	37,509	37,337
Other liabilities	893	985
Tompkins Financial Corporation Shareholders’ Equity	515,014	488,131
Total Liabilities and Shareholders’ Equity	$566,926	$539,953

Condensed Statements of Income

(in thousands)	2015	2014	2013
Dividends from available-for-sale securities	$2	$2	$4
Dividends received from subsidiaries	28,667	28,727	25,991
Other income	593	1,059	1,627
Total Operating Income	29,262	29,788	27,622

Interest expense	2,648	2,703	3,087
Other expenses	5,996	6,484	6,352
Total Operating Expenses	8,644	9,187	9,439
Income Before Taxes and Equity in Undistributed
Earnings of Subsidiaries	20,618	20,601	18,183
Income tax benefit	2,987	3,654	3,959
Equity in undistributed earnings of subsidiaries	34,816	27,786	28,714
Net Income	$58,421	$52,041	$50,856

Condensed Statements of Cash Flows

(in thousands)	2015	2014	2013
Operating activities
Net income	$58,421	$52,041	$50,856
Adjustments to reconcile net income to net cash provided by operating activities Equity in undistributed earnings of subsidiaries	(34,816)	(27,799)	(28,800)
Other, net	1,153	(1,233)	(1,807)
Net Cash Provided by Operating Activities	24,758	23,009	20,249
Investing activities

Other, net	81	85	(3,482)
Net Cash Used in Investing Activities	81	85	(3,482)
Financing activities

Borrowings, net	0	(1,000)	(10,691)
Cash dividends	(25,411)	(23,983)	(22,463)
Repurchase of common shares	(3,505)	(4,602)	0
Redemption of trust preferred debentures	(195)	64	40
Shares issued for dividend reinvestment plans	0	2,186	4,046
Shares issued for employee stock ownership plan	1,595	1,528	717
Net proceeds from exercise of stock options	1,382	1,512	4,683
Tax benefits of stock options exercised	358	234	331
Common stock issued	50	50	0
Net Cash (Used in) Provided by Financing Activities	(25,726)	(24,011)	(23,337)
Net (decrease) increase in cash	(887)	(917)	(6,570)
Cash at beginning of year	6,646	7,563	14,135
Cash at End of Year	$5,759	$6,646	$7,565

A Statement of Changes in Shareholders’ Equity has not been presented since it is the same as the Consolidated Statement of Changes in shareholders’ Equity previously presented.

Note 22 Segment and Related Information

The Company manages its operations through three reportable business segments in accordance with the standards set forth in FASB ASC 280, “Segment Reporting”: (i) banking and financial services (“Banking”), (ii) insurance services (“Tompkins Insurance Agencies, Inc”) and (iii) wealth management (“Tompkins Financial Advisors”). The Company’s insurance services and wealth management services are managed separately from the Banking segment.

Banking

The bank segment is primarily comprised of its four banking subsidiaries: Tompkins Trust Company; a commercial bank with thirteen banking offices operated in Ithaca, NY and surrounding communities, the Bank of Castile (DBA Tompkins Bank of Castile); a commercial bank with seventeen banking offices located in the Genesee Valley region of New York State as well as Monroe County; Mahopac Bank (DBA Tompkins Mahopac Bank); a commercial bank with fourteen full-service banking offices located in the counties north of New York City; and VIST Bank (DBA Tompkins VIST Bank), a banking organization with nineteen banking offices headquartered and operating in Southeastern Pennsylvania.

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

Insurance

The Company provides property and casualty insurance services and employee benefits consulting through Tompkins Insurance Agencies, Inc; a 100% wholly-owned subsidiary of the Company, headquartered in Batavia, New York. Tompkins Insurance is an independent insurance agency, representing many major insurance carriers and provides employee benefit consulting to employers in Western and Central New York and Southeastern Pennsylvania, assisting them with their medical, group life insurance and group disability insurance. Through the 2012 acquisition of VIST Financial, Tompkins Insurance expanded its operations with the addition of VIST Insurance, a full service agency offering a similar array of insurance products as Tompkins Insurance in southeastern Pennsylvania. Tompkins Insurance offers services to customers of the Company’s banking subsidiaries by sharing offices with The Bank of Castile, Tompkins Trust Company and VIST Bank. In addition to these shared offices, Tompkins Insurance has five stand-alone offices in Western New York, one stand-alone office in Tompkins County, New York and one stand-alone office in Montgomery County, Pennsylvania.

Wealth Management

The Wealth Management segment is generally organized under the Tompkins Financial Advisors brand. Tompkins Financial Advisors offers a comprehensive suite of financial services to customers, including trust and estate services, investment management and financial and insurance planning for individuals, corporate executives, small business owners and high net worth individuals. Tompkins Advisors has offices in each of the Company’s four subsidiary banks. As part of the acquisition of VIST Financial Corp. in 2012, VIST Capital Management, LLC was added into Tompkins Financial Advisors brand; offering a complimentary assortment of full service investment advisory and brokerage services for individual financial planning, investments and corporate and small business pension and retirement planning solutions.

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

As of and for the year ended December 31, 2015
(in thousands)	Banking	Insurance	Wealth Management	Intercompany	Consolidated
Interest income	$188,598	$2	$148	$(2)	$188,746
Interest expense	20,367	0	0	(2)	20,365
Net interest income	168,231	2	148	0	168,381
Provision for loan and lease losses	2,945	0	0	0	2,945
Noninterest income	27,096	29,818	16,037	(1,011)	71,940
Noninterest expense	115,706	23,783	11,384	(1,011)	149,862
Income before income tax expense	76,676	6,037	4,801	0	87,514
Income tax expense	24,923	2,416	1,623	0	28,962
Net Income attributable to noncontrolling interests and Tompkins Financial Corporation	51,753	3,621	3,178	0	58,552
Less: Net income attributable to noncontrolling interests	131	0	0	0	131
Net Income attributable to Tompkins Financial Corporation	$51,622	$3,621	$3,178	$0	$58,421

Depreciation and amortization	$5,985	$367	$116	$0	$6,468
Assets	5,646,459	36,625	13,951	(7,040)	5,689,995
Goodwill	64,500	19,662	8,081	0	92,243
Other intangibles, net	7,820	4,187	441	0	12,448
Net loans and leases	3,740,038	0	0	0	3,740,038
Deposits	4,401,896	0	0	(6,590)	4,395,306
Total equity	476,138	28,182	12,146	0	516,466

As of and for the year ended December 31, 2014
(in thousands)	Banking	Insurance	Wealth Management	Intercompany & Merger	Consolidated
Interest income	$184,355	$6	$138	$(6)	$184,493
Interest expense	20,687	2	0	(6)	20,683
Net interest income	163,668	4	138	0	163,810
Provision for loan and lease losses	2,306	0	0	0	2,306
Noninterest income	27,418	28,620	16,072	(1,345)	70,765
Noninterest expense	120,708	23,515	11,815	(1,345)	154,693
Income before income tax expense	68,072	5,109	4,395	0	77,576
Income tax expense	21,890	2,052	1,462	0	25,404
Net Income attributable to noncontrolling interests and Tompkins Financial Corporation	46,182	3,057	2,933	0	52,172
Less: Net income attributable to noncontrolling interests	131	0	0	0	131
Net Income attributable to Tompkins Financial Corporation	$46,051	$3,057	$2,933	$0	$52,041

Depreciation and amortization	$5,296	$271	$143	$0	$5,710
Assets	5,226,145	34,040	13,779	(4,403)	5,269,561
Goodwill	64,369	19,662	8,211	0	92,242
Other intangibles, net	9,301	4,827	521	0	14,649
Net loans and leases	3,364,291	0	0	0	3,364,291
Deposits	4,173,244	0	0	(4,090)	4,169,154
Total equity	453,037	26,419	10,127	0	489,583

As of and for the year ended December 31, 2013
(in thousands)	Banking	Insurance	Wealth Management	Intercompany & Merger	Consolidated
Interest income	$184,914	$8	$189	$(7)	$185,104
Interest expense	23,982	0	0	(7)	23,975
Net interest income	160,932	8	189	0	161,129
Provision for loan and lease losses	6,161	0	0	0	6,161
Noninterest income	27,870	27,660	15,889	(1,521)	69,898
Noninterest expense	119,926	22,431	12,266	(1,521)	153,102
Income before income tax expense	62,715	5,237	3,812	0	71,764
Income tax expense	17,434	2,057	1,286	0	20,777
Net Income attributable to noncontrolling interests and Tompkins Financial Corporation	45,281	3,180	2,526	0	50,987
Less: Net income attributable to noncontrolling interests	131	0	0	0	131
Net Income attributable to Tompkins Financial Corporation	$45,150	$3,180	$2,526	$0	$50,856

Depreciation and amortization	$5,360	$210	$135	$0	$5,706
Assets	4,965,154	31,639	12,730	(6,484)	5,003,039
Goodwill	64,369	19,560	8,211	0	92,140
Other intangibles, net	10,716	4,988	594	0	16,298
Net loans and leases	3,166,314	0	0	0	3,166,314
Deposits	3,953,428	0	0	(6,212)	3,947,216
Total equity	421,631	25,812	10,496	0	457,939

Unaudited Quarterly Financial Data
	2015
(in thousands)	First	Second	Third	Fourth
Interest and dividend income	$46,228	$46,423	$47,530	$48,565
Interest expense	5,000	5,093	5,144	5,128
Net interest income	41,228	41,330	42,386	43,437
Provision for loan and lease losses	209	922	281	1,533
Income before income tax	18,973	26,452	21,645	20,444
Net income	12,680	17,390	14,497	13,854
Net income per common share (basic)	0.85	1.16	0.97	0.93
Net income per common share (diluted)	0.84	1.15	0.96	0.92

Unaudited Quarterly Financial Data
	2014
(in thousands)	First	Second	Third	Fourth
Interest and dividend income	$45,365	$45,819	$46,618	$46,691
Interest expense	5,338	5,303	5,043	4,999
Net interest income	40,027	40,516	41,575	41,692
Provision for loan and lease losses	743	67	(59)	1,555
Income before income tax	18,508	19,241	20,652	19,175
Net income	12,569	13,061	13,722	12,689
Net income per common share (basic)	0.85	0.88	0.92	0.86
Net income per common share (diluted)	0.84	0.87	0.92	0.85

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, including its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2015. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that as of the end of the period covered by this Form 10-K, the Company’s disclosure controls and procedures were effective.

Management’s Annual Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. As of December 31, 2015, management evaluated the effectiveness of the Company’s internal control over financial reporting based on the framework for effective internal control over financial reporting established in “Internal Control - Integrated Framework (2013),” issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on its evaluation under the COSO framework, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2015. The results of management’s assessment was reviewed with the Company’s Audit Committee of its Board of Directors. The registered public accounting firm that audited the Company’s financial statements included in this report has issued a report on the Company’s internal controls over financial reporting, which is included in Part II, Item 8 of this Report.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the year ended December 31, 2015, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated herein by reference to the material under the captions “Proposal No. 1 – Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance”; the discussion of the Company’s code of ethics under “Proposal No. 1 – Election of Directors - Corporate Governance Matters”; and the discussion of the Audit/Examining Committee under “Proposal No. 1 – Election of Directors - Matters Relating to the Board of Directors - Board of Directors Meetings and Committees” all in the Company’s proxy statement relating to its 2016 annual meeting of shareholders (the “Proxy Statement”), which the Company intends to file with the Securities and Exchange Commission on or about April 1, 2016; and the material captioned “Executive Officers of the Registrant” in Part I of this Report on Form 10-K.

Item 11.	Executive Compensation

The information called for by this item is incorporated herein by reference to the material under the captions, “Executive Compensation”, “Proposal No. 1 - Election of Directors - Director Compensation”, “Executive Compensation – Compensation Committee Interlocks and Insider Participation” and “Executive Compensation – Compensation Committee Report” in the Proxy Statement.

The material incorporated herein by reference to the material under the caption “Executive Compensation - Compensation Committee Report” in the Proxy Statement is deemed “furnished” within this Report on Form 10-K and shall not be deemed to be “soliciting material” or to be “filed” with the Commission or subject to Regulation 14A, or to the liabilities of Section 18 of the Exchange Act, and shall not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the Company specifically requests that the information be treated as soliciting material or specifically incorporates it by reference into such filing.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information regarding security ownership of management and certain beneficial owners is incorporated by reference to all information under the caption of “Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement.

Information regarding stock-based compensation awards outstanding and available for future grant as of December 31, 2015 is presented in the table below.

Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (excluding Securities in Column (a))
Equity Compensation Plans Approved by Security Holders	688,363	$44.29	117,327
Equity Compensation Plans Not Approved by Security Holders	0	0	0

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information called for by this item is incorporated herein by reference to the material under the captions “Proposal No. 1 - Election of Directors - Corporate Governance Matters - Affirmative Determination of Director Independence” and “Transactions with Related Persons” in the Proxy Statement.

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

Report of KPMG LLP, Independent Registered Public Accounting Firm

Consolidated Statements of Condition for the years ended December 31, 2015 and 2014

Consolidated Statements of Income for the years ended December 31, 2015, 2014, and 2013

Consolidated Statement of Comprehensive Income for the years ended December 31, 2015, 2014, and 2013

Consolidated Statements of Cash Flows for the years ended December 31, 2015, 2014, and 2013

Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2015, 2014, and 2013

Notes to Consolidated Financial Statements

Unaudited Quarterly Financial Data

(a)(2)	List of Financial Schedules

Not Applicable.

(a)(3)	Exhibits

The exhibits listed on the Exhibit Index of this Annual Report on Form 10-K, incorporated by reference in this Item 15, have been previously filed, are filed herewith, or are incorporated herein by reference to other filings.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TOMPKINS FINANCIAL CORPORATION

/S/ Stephen S. Romaine

By:	Stephen S. Romaine
President and Chief Executive Officer
(Principal Executive Officer)

Date: March 15, 2016

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

Signature	Date	Capacity	Signature	Date	Capacity
/S/Thomas R. Rochon	3/15/16	Chairman of the Board	/S/Carl E. Haynes	3/15/16	Director
Thomas R. Rochon		Director	Carl E. Haynes

/S/Stephen S. Romaine	3/15/16	President and Chief Executive	/S/Susan A. Henry	3/15/16	Director
Stephen S. Romaine		Officer (Principal Executive Officer)	Susan A. Henry
Director

/S/James W. Fulmer	3/15/16	Vice Chairman, Director	/S/Patricia A. Johnson	3/15/16	Director
James W. Fulmer			Patricia A. Johnson

/S/Francis M. Fetsko	3/15/16	Executive Vice President and	/S/Frank C. Milewski	3/15/16	Director
Francis M. Fetsko		Chief Financial Officer	Frank C. Milewski
(Principal Financial Officer)
		(Principal Accounting	/S/Sandra A. Parker	3/15/16	Director
		Officer)	Sandra A. Parker
/S/John E. Alexander	3/15/16	Director
John E. Alexander			/S/Michael H. Spain
			Michael H. Spain	3/15/16	Director
/S/Paul J. Battaglia	3/15/16	Director
Paul J. Battaglia			/S/Alfred J. Weber
			Alfred J. Weber	3/15/16	Director
/S/Daniel J. Fessenden	3/15/16	Director
Daniel J. Fessenden			/S/Craig Yunker
			Craig Yunker	3/15/16	Director

(a)(3) Exhibits
Item No.	Description

2.1	Agreement and Plan of Reorganization, dated as of March 14, 1995, among the Bank, the Company and the Interim Bank, incorporated herein by reference to Exhibit 2 to the Company’s Registration Statement on From 8-A (No. 0-38625), filed with the Commission on January 22, 1996.

2.2	Agreement and Plan of Reorganization, dated as of July 30, 1999, between the Company and Letchworth, incorporated herein by reference to Annex A to the Company’s Registration Statement on Form S-4 (Registration No. 333-90411), filed with the Commission on November 5, 1999.

2.3	Agreement and Plan of Merger, dated January 25, 2012, by and among the Company, TMP Mergeco, Inc. and VIST Financial Corp., incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the Commission on January 26, 2012.

2.4	First Amendment to the Agreement and Plan of Merger, dated July 31, 2012, by and among the Company, TMP Mergeco, Inc. and VIST Financial Corp., incorporated herein by reference to Exhibit 10.1 to the Company’s Amended Quarterly Report on Form 10-Q/A, filed with the Commission on September 7, 2012.

3.1	Amended and Restated Certificate of Incorporation of the Company, incorporated herein by reference to Exhibit 3(i) to the Company’s Form 10-Q, filed with the Commission on August 11, 2008.

3.2	Second Amended and Restated Bylaws of the Company, incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the Commission on January 31, 2011.

4.1	Form of Specimen Common Stock Certificate of the Company, incorporated herein by reference to Exhibit 4 to the Company’s Registration Statement on Form 8-A (No. 0-27514), filed with the Commission on December 29, 1995.

4.2	Indenture (Tompkins Capital Trust I), dated as of April 10, 2009, incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the Commission on April 16, 2009.

4.3	Form of Subordinated Debenture (Tompkins Capital Trust I), included as Exhibit A to Exhibit 4.2 and incorporated herein by reference.

4.4	Amended and Restated Trust Agreement (Tompkins Capital Trust I), dated as of April 10, 2009, incorporated herein by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K, filed with the Commission on April 16, 2009.

4.5	Form of Convertible Preferred Security Certificate of Tompkins Capital Trust I, included as Exhibit D to Exhibit 4.4 and incorporated herein by reference.

4.6	Preferred Securities Guarantee Agreement, dated as of April 10, 2009, incorporated herein by reference to Exhibit 4.5 to the Company’s Current Report on From 8-K, filed with the Commission on April 16, 2009.

4.7	Agreement as to Expenses and Liabilities, dated as of April 10, 2009, incorporated herein by reference to Exhibit 4.6 to the Company’s Current Report on Form 8-K, filed with the Commission on April 16, 2009.

10.1*	Supplemental Executive retirement Agreement between Scott L. Gruber and Tompkins Financial Corporation dated April 30, 2013, incorporated herein by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K, filed with the Commission on March 17, 2015.

10.2*	Amended and Restated Retainer Plan for Eligible Directors of Tompkins Financial Corporation and Its Wholly-owned Subsidiaries incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K, filed with the Commission on March 16, 2009.

10.3*	Form of Director Deferred Compensation Agreement, incorporated herein by reference to Exhibit 10.4 to the Company’s Registration Statement on Form 8-A (No. 0-27514), filed with the Commission on December 29, 1995.

10.4*	Deferred Compensation Plan for Senior Officers, incorporated herein by reference to Exhibit 10.5 to the Company’s Registration Statement on Form 8-A (No. 0-27514), filed with the Commission on December 29, 1995.

10.5	Lease Agreement dated August 20, 1993, between Tompkins County Trust Company and Comex Plaza Associates, relating to leased property at the Rothschild Building, Ithaca, NY, incorporated herein by reference to Exhibit 10.8 to the Company’s Form 10-K, filed with the Commission on March 26, 1996.

10.6*	2001 Stock Option Plan, incorporated herein by reference to Exhibit 99 to the Company’s Registration Statement on Form S-8 (No. 333-75822), filed with the Commission on December 12, 2001.

10.7*	Supplemental Executive Retirement Agreement between James W. Fulmer and Tompkins Trustco, Inc., dated December 28, 2005, incorporated herein by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K, filed with the Commission on March 16, 2006.

10.8*	Amendment to Supplemental Executive Retirement Agreement between James W. Fulmer and the Company (formerly know as Tompkins Trustco, Inc.) dated as of September 2, 2015, incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on November 10, 2015.

10.9*	Supplemental Executive Retirement Agreement between Stephen S. Romaine and Tompkins Trustco, Inc., dated December 28, 2005, incorporated herein by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K, filed with the Commission on March 16, 2006.

10.10*	Supplemental Executive Retirement Agreement between Francis M. Fetsko and Tompkins Trustco, Inc., dated December 28, 2005, incorporated herein by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K, filed with the Commission on March 16, 2006.

10.11*	Supplemental Executive Retirement Agreement between David S. Boyce and Tompkins Trustco, Inc., dated December 28, 2005, incorporated herein by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K, filed with the Commission on March 16, 2006.

10.12*	Form of Officer Group Term Life Replacement Plan (the “Plan”) among Tompkins Trust Company and the Participants in the Plan, incorporated herein by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K, filed with the Commission on March 16, 2006.

10.13*	Tompkins Trustco, Inc. Officer Group Term Life Replacement Plan, as amended on June 26, 2006, incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report Form 10-Q, filed with the Commission on August 9, 2006.

10.14*	2009 Equity Plan, incorporated herein by reference to Exhibit 99 to the Company’s Registration Statement on Form S-8 (No. 333-160738), filed with the Commission on July 22, 2009.

10.15*	Supplemental Executive Retirement Agreement between the Company and Gregory J. Hartz, dated May 12, 2011, incorporated herein by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K, filed with the Commission on March 9, 2012.

10.16*	Form of Award under 2009 Equity Plan, incorporated herein by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K, filed with the Commission on March 18, 2013.

21	Subsidiaries of Registrant, incorporated herein by reference to Exhibit 21 to the Company’s Annual Report on Form 10-K, filed with the Commission on March 17, 2014.

23	Consent of Independent Registered Public Accounting Firm (filed herewith)

24	Power of Attorney, included on signature page of this Report on Form 10-K.

31.1	Certification of the Chief Executive Officer as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of the Chief Financial Officer as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101*	The following materials from the company’s Annual report on Form 10-K for the year ended December 31, 2015, formatted in XBRL (eXtensibel Business reporting Language): (i) Condensed Consolidated Statements of Condition as of December 31, 2015; (ii) Condensed Consolidated Statements of Income as of December 31, 2015; (iii) Condensed consolidated Statements of Comprehensive Income as of December 31, 2015; (iv) Condensed Consolidated Statements of Cash Flows as of December 31, 2015; (v) Condensed Consolidated Statements of Changes in Shareholders’ Equity as of December 31, 2015; and (vi) Notes to Unaudited Condensed Consolidated Financial Statements.

P.O. Box 460, Ithaca, New York 14851

(607) 273-3210

www.tompkinsfinancial.com