Form 10-Q
period 2016-03-31
TOMPKINS FINANCIAL CORP
filed 2016-05-10
CIK 1005817

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No☐.

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

Large Accelerated Filer ☐	Accelerated Filer ☒
Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐ No ☒.

Indicate the number of shares of the Registrant’s Common Stock outstanding as of the latest practicable date:

Class	Outstanding as of April 25, 2016
Common Stock, $0.10 par value	15,024,177 shares

TOMPKINS FINANCIAL CORPORATION

FORM 10-Q

TOMPKINS FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CONDITION

(In thousands, except share and per share data) (Unaudited)	As of	As of
ASSETS	03/31/2016	12/31/2015
Cash and noninterest bearing balances due from banks	$53,637	$56,261
Interest bearing balances due from banks	1,877	1,996
Cash and Cash Equivalents	55,514	58,257

Trading securities, at fair value	7,023	7,368
Available-for-sale securities, at fair value (amortized cost of $1,415,557 at March 31, 2016 and $1,390,255 at December 31, 2015)	1,431,709	1,385,684
Held-to-maturity securities, at amortized cost (fair value of $150,139 at March 31, 2016 and $146,686 at December 31, 2015)	145,010	146,071
Originated loans and leases, net of unearned income and deferred costs and fees	3,370,791	3,310,768
Acquired loans and leases, covered	12,737	14,031
Acquired loans and leases, non-covered	437,385	447,243
Less: Allowance for loan and lease losses	32,530	32,004
Net Loans and Leases	3,788,383	3,740,038

Federal Home Loan Bank stock	25,727	29,969
Bank premises and equipment, net	60,237	60,331
Corporate owned life insurance	76,410	75,792
Goodwill	92,617	91,792
Other intangible assets, net	13,233	12,448
Accrued interest and other assets	69,108	82,245
Total Assets	$5,764,971	$5,689,995

LIABILITIES
Deposits:
Interest bearing:
Checking, savings and money market	2,574,523	2,401,519
Time	887,142	855,133
Noninterest bearing	1,093,563	1,138,654
Total Deposits	4,555,228	4,395,306

Federal funds purchased and securities sold under agreements to repurchase	116,551	136,513
Other borrowings, including certain amounts at fair value of $10,518 at March 31, 2016 and $10,576 at December 31, 2015	455,341	536,285
Trust preferred debentures	37,552	37,509
Other liabilities	60,406	67,916
Total Liabilities	$5,225,078	$5,173,529

EQUITY
Tompkins Financial Corporation shareholders’ equity:
Common Stock - par value $.10 per share: Authorized 25,000,000 shares; Issued:
15,059,686 at March 31, 2016; and 15,015,594 at December 31, 2015	1,506	1,502
Additional paid-in capital	353,846	350,823
Retained earnings	205,031	197,445
Accumulated other comprehensive loss	(18,341)	(31,001)
Treasury stock, at cost – 111,924 shares at March 31, 2016, and 116,126 shares at December 31, 2015	(3,634)	(3,755)

Total Tompkins Financial Corporation Shareholders’ Equity	538,408	515,014
Noncontrolling interests	1,485	1,452
Total Equity	$539,893	$516,466
Total Liabilities and Equity	$5,764,971	$5,689,995

TOMPKINS FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended
(In thousands, except per share data) (Unaudited)	03/31/2016	03/31/2015
INTEREST AND DIVIDEND INCOME
Loans	$40,487	$37,376
Due from banks	2	1
Trading securities	81	94
Available-for-sale securities	7,531	7,814
Held-to-maturity securities	911	596
Federal Home Loan Bank stock and Federal Reserve Bank stock	297	347
Total Interest and Dividend Income	49,309	46,228
INTEREST EXPENSE
Time certificates of deposits of $250,000 or more	390	335
Other deposits	2,209	2,286
Federal funds purchased and securities sold under agreements to repurchase	666	670
Trust preferred debentures	589	570
Other borrowings	1,417	1,139
Total Interest Expense	5,271	5,000
Net Interest Income	44,038	41,228
Less: Provision for loan and lease losses	855	209
Net Interest Income After Provision for Loan and Lease Losses	43,183	41,019
NONINTEREST INCOME
Insurance commissions and fees	7,562	7,370
Investment services income	3,786	4,007
Service charges on deposit accounts	2,264	2,157
Card services income	1,941	1,818
Mark-to-market loss on trading securities	(46)	(63)
Mark-to-market gain on liabilities held at fair value	57	41
Other income	1,707	2,026
Gain on sale of available-for-sale securities	232	290
Total Noninterest Income	17,503	17,646
NONINTEREST EXPENSES
Salaries and wages	18,989	17,568
Pension and other employee benefits	5,283	5,994
Net occupancy expense of premises	3,148	3,339
Furniture and fixture expense	1,689	1,450
FDIC insurance	822	741
Amortization of intangible assets	527	507
Other operating expense	9,048	10,093
Total Noninterest Expenses	39,506	39,692
Income Before Income Tax Expense	21,180	18,973
Income Tax Expense	6,967	6,260
Net Income attributable to Noncontrolling Interests and Tompkins Financial Corporation	14,213	12,713
Less: Net income attributable to noncontrolling interests	33	33
Net Income Attributable to Tompkins Financial Corporation	$14,180	$12,680
Basic Earnings Per Share	$0.95	$0.85
Diluted Earnings Per Share	$0.94	$0.84

TOMPKINS FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended
(In thousands) (Unaudited)	03/31/2016	03/31/2015
Net income attributable to noncontrolling interests and Tompkins Financial Corporation	$14,213	$12,713
Other comprehensive income, net of tax:

Available-for-sale securities:
Change in net unrealized gain during the period	12,575	5,592
Reclassification adjustment for net realized gain on sale of available-for-sale securities included in net income	(139)	(174)

Employee benefit plans:
Amortization of net retirement plan actuarial gain	206	438
Amortization of net retirement plan prior service cost (credit)	18	(107)

Other comprehensive income	12,660	5,749

Subtotal comprehensive income attributable to noncontrolling interests and Tompkins Financial Corporation	26,873	18,462
Less: Net income attributable to noncontrolling interests	(33)	(33)
Total comprehensive income attributable to Tompkins Financial Corporation	$26,840	$18,429

 See notes to unaudited condensed consolidated financial statements.

TOMPKINS FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands) (Unaudited)	03/31/2016	03/31/2015
OPERATING ACTIVITIES
Net income attributable to Tompkins Financial Corporation	$14,180	$12,680
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	855	209
Depreciation and amortization of premises, equipment, and software	1,685	1,568
Amortization of intangible assets	527	507
Earnings from corporate owned life insurance	(616)	(614)
Net amortization on securities	2,581	2,744
Amortization/accretion related to purchase accounting	(773)	(1,590)
Mark-to-market loss on trading securities	46	63
Mark-to-market gain on liabilities held at fair value	(57)	(41)
Net gain on securities transactions	(232)	(290)
Net gain on sale of loans originated for sale	(23)	(4)
Proceeds from sale of loans originated for sale	823	331
Loans originated for sale	(301)	(426)
Net loss on sale of bank premises and equipment	12	0
Stock-based compensation expense	496	386
Increase in accrued interest receivable	(1,051)	(339)
(Decrease) increase in accrued interest payable	(94)	73
Proceeds from maturities and payments of trading securities	296	320
Other, net	(832)	2,620
Net Cash Provided by Operating Activities	17,522	18,197
INVESTING ACTIVITIES
Proceeds from maturities, calls and principal paydowns of available-for-sale securities	63,401	67,132
Proceeds from sales of available-for-sale securities	35,060	16,257
Proceeds from maturities, calls and principal paydowns of held-to-maturity securities	1,726	1,922
Purchases of available-for-sale securities	(126,013)	(124,906)
Purchases of held-to-maturity securities	(760)	(10,890)
Net increase in loans	(49,340)	(33,000)
Net decrease in Federal Home Loan Bank stock	4,242	224
Proceeds from sale of bank premises and equipment	22	0
Purchases of bank premises and equipment	(1,482)	(1,222)
Net cash used in acquisition	(218)	0
Other, net	(789)	259
Net Cash Used in Investing Activities	(74,151)	(84,224)
FINANCING ACTIVITIES
Net increase in demand, money market, and savings deposits	127,913	94,718
Net increase in time deposits	32,337	19,280
Net decrease in Federal funds purchases and securities sold under agreements to repurchase	(19,828)	(10,985)
Increase in other borrowings	115,524	73,950
Repayment of other borrowings	(196,410)	(99,600)
Cash dividends	(6,594)	(6,261)
Repurchase of common stock	(1,166)	0
Shares issued for employee stock ownership plan	1,938	1,595
Net shares issued related to restricted stock awards	(1)	0
Net proceeds from exercise of stock options	103	1,120
Tax benefit from stock option exercises	70	136
Net Cash Provided by Financing Activities	53,886	73,953
Net (Decrease) Increase in Cash and Cash Equivalents	(2,743)	7,926
Cash and cash equivalents at beginning of period	58,257	56,070
Total Cash & Cash Equivalents at End of Period	55,514	63,996

See notes to unaudited condensed consolidated financial statements.

TOMPKINS FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands) (Unaudited)	03/31/2016	03/31/2015
Supplemental Information:
Cash paid during the quarter for - Interest	$5,693	$5,313
Cash paid during the quarter for - Taxes	2,415	183
Noncash investing and financing activities:
Fair value for non-cash assets other than goodwill acquired in purchase acquisitions	115	0
Fair value of liabilities assumed in purchase acquisitions	51	0
Goodwill related to acquisitions	824	0
Fair value of shares issued for acquisitions	1,708	0
Transfer of loans to other real estate owned	172	187

See notes to unaudited condensed consolidated financial statements.

TOMPKINS FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(In thousands except share and per share data) (Unaudited)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Non- controlling Interests	Total
Balances at January 1, 2015	$1,493	$348,889	$165,160	$(24,011)	$(3,400)	$1,452	$489,583
Net income attributable to noncontrolling interests and Tompkins Financial Corporation			12,680			33	12,713
Other comprehensive income				5,749			5,749
Total Comprehensive Income							18,462
Cash dividends ($0.42 per share)			(6,261)				(6,261)
Net exercise of stock options and related tax benefit (41,948 shares)	4	1,252					1,256
Stock-based compensation expense		386					386
Shares issued for employee stock ownership plan (29,554 shares)	3	1,592					1,595
Directors deferred compensation plan (2,338 shares)		(23)			23		0
Restricted stock activity ((4,867) shares)	0	0					0
Adoption of ASU 2014-01 Investments
Accounting for Investments in Qualified
Affordable Housing Projects			(725)				(725)
Balances at March 31, 2015	$1,500	$352,096	$170,854	$(18,262)	$(3,377)	$1,485	$504,296

Balances at January 1, 2016	$1,502	$350,823	$197,445	$(31,001)	$(3,755)	$1,452	$516,466
Net income attributable to noncontrolling interests and Tompkins Financial Corporation			14,180			33	14,213
Other comprehensive income				12,660			12,660
Total Comprehensive Income							26,873
Cash dividends ($0.44 per share)			(6,594)				(6,594)
Net exercise of stock options and related tax benefit (7,751 shares)	1	172					173
Common stock repurchased and returned to unissued status (22,356 shares)	(2)	(1,164)					(1,166)
Stock-based compensation expense		496					496
Shares issued for employee stock ownership plan (31,435 shares)	3	1,935					1,938
Directors deferred compensation plan (4,202 shares)		(121)			121		0
Restricted stock activity ((5,291) shares)	(1)	0					(1)
Common stock issued for purchase acquisition (32,553 shares)	3	1,705					1,708
Balances at March 31, 2016	$1,506	$353,846	$205,031	$(18,341)	$(3,634)	$1,485	$539,893

 See notes to unaudited condensed consolidated financial statements

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Business

Tompkins Financial Corporation (“Tompkins” or the “Company”) is headquartered in Ithaca, New York and is registered as a Financial Holding Company with the Federal Reserve Board under the Bank Holding Company Act of 1956, as amended. The Company is a locally oriented, community-based financial services organization that offers a full array of products and services, including commercial and consumer banking, leasing, trust and investment management, financial planning and wealth management, and insurance services. At March 31, 2016, the Company’s subsidiaries included: four wholly-owned banking subsidiaries, Tompkins Trust Company (the “Trust Company”), The Bank of Castile (DBA Tompkins Bank of Castile), Mahopac Bank (formerly known as Mahopac National Bank, DBA Tompkins Mahopac Bank), VIST Bank (DBA Tompkins VIST Bank); and a wholly-owned insurance agency subsidiary, Tompkins Insurance Agencies, Inc. (“Tompkins Insurance”). The trust division of the Trust Company provides a full array of investment services, including investment management, trust and estate, financial and tax planning as well as life, disability and long-term care insurance services. The Company’s principal offices are located at The Commons, Ithaca, New York, 14851, and its telephone number is (888) 503-5753. The Company’s common stock is traded on the NYSE MKT LLC under the Symbol “TMP.”

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

In management’s opinion, the unaudited condensed consolidated financial statements reflect all adjustments of a normal recurring nature. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year ended December 31, 2016. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. Refer to Note 3- “Accounting Standards Updates” of this Report for a discussion of recently issued accounting guidelines.

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

3. Accounting Standards Updates

ASU 2015-01, “Income Statement - Extraordinary and Unusual Items (Subtopic 225-20) – Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items.” ASU 2015-01 eliminates from U.S. GAAP the concept of extraordinary items, which, among other things, required an entity to segregate extraordinary items considered to be unusual and infrequent from the results of ordinary operations and show the item separately in the income statement, net of tax, after income from continuing operations. ASU 2015-01 became effective for Tompkins on January 1, 2016 and did not have a significant impact on our financial statements.

ASU 2015-02, “Consolidation (Topic 810) – Amendments to the Consolidation Analysis.” ASU 2015-02 implements changes to both the variable interest consolidation model and the voting interest consolidation model. ASU 2015-02 (i) eliminates certain criteria that must be met when determining when fees paid to a decision maker or service provider do not represent a variable interest, (ii) amends the criteria for determining whether a limited partnership is a variable interest entity and (iii) eliminates the presumption that a general partner controls a limited partnership in the voting model. ASU 2015-02 became effective for Tompkins on January 1, 2016 and did not have a significant impact on our financial statements.

ASU 2015-03, “Interest - Imputation of Interest (Subtopic 835-30) – Simplifying the Presentation of Debt Issuance Costs.” ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in ASU 2015-03. ASU 2015-03 became effective for Tompkins on January 1, 2016 and unamortized debt issuance costs are now presented as a direct deduction from the carrying amount of the related debt liability in our accompanying consolidated balance sheets.

ASU 2015-05, “Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40) – Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement.” ASU 2015-05 addresses accounting for fees paid by a customer in cloud computing arrangements such as (i) software as a service, (ii) platform as a service (iii) infrastructure as a service and (iv) other similar hosting arrangements. ASU 2015-05 provides guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. ASU 2015-05 became effective for Tompkins on January 1, 2016 and did not have a significant impact on our financial statements.

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

ASU 2015-16, “Business Combinations (Topic 805) – Simplifying the Accounting for Measurement-Period Adjustments.” ASU 2015-16 requires that adjustments to provisional amounts that are identified during the measurement period of a business combination be recognized in the reporting period in which the adjustment amounts are determined. Furthermore, the income statement effects of such adjustments, if any, must be calculated as if the accounting had been completed at the acquisition date. Any amounts that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date should be recorded in current-period earnings. Under previous guidance, adjustments to provisional amounts identified during the measurement period were to be recognized retrospectively. ASU 2015-16 became effective for Tompkins on January 1, 2016 and did not have a significant impact on our financial statements.

ASU 2016-1, “Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.” ASU 2016-1, among other things, (i) requires equity investments, with certain exceptions, to be measured at fair value with changes in fair value recognized in net income, (ii) simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment, (iii) eliminates the requirement for public business entities to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet, (iv) requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, (v) requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments, (vi) requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or the accompanying notes to the financial statements and (viii) clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale. ASU 2016-1 will be effective for Tompkins on January 1, 2018 and is not expected to have a significant impact on our financial statements.

ASU 2016-02,”Leases (Topic 842).” ASU 2016-02 will, among other things, require lessees to recognize a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term.

ASU 2016-02 does not significantly change lease accounting requirements applicable to lessors; however, certain changes were made to align, where necessary, lessor accounting with the lessee accounting model and ASC Topic 606, “Revenue from Contracts with Customers.” ASU 2016-1 will be effective for Tompkins on January 1, 2019 and will require transition using a modified retrospective approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. Tompkins is currently evaluating the potential impact of ASU 2016-02 on our financial statements.

ASU 2016-05”Derivatives and Hedging (Topic 815) Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships.” ASU 2016-05 clarifies that a change in the counterparty to a derivative instrument that has been designated as the hedging instrument under ASC Topic 815 does not, in and of itself, require dedesignation of that hedging relationship provided that all other hedge accounting criteria continue to be met. ASU 2016-05 will be effective for Tompkins on January 1, 2017 and is not expected to have a significant impact on our financial statements.

ASU 2016-07, “Investments - Equity Method and Joint Ventures (Topic 323): Simplifying the Transition to the Equity Method of Accounting.” The amendments affect all entities that have an investment that becomes qualified for the equity method of accounting as a result of an increase in the level of ownership interest or degree of influence. ASU 2016-07 simplifies the transition to the equity method of accounting by eliminating retroactive adjustment of the investment when an investment qualifies for use of the equity method, among other things. ASU 2016-07 will be effective for Tompkins on January 1, 2017 and is not expected to have a significant impact on our financial statements.

ASU 2016-08, “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net).” ASU 2016-08 was issued to clarify certain principal versus agent considerations within the implementation guidance of ASC Topic 606, “Revenue from Contracts with Customers.” The effective date and transition of ASU 2016-08 is the same as the effective date and transition of ASU 2014-09, Revenue from Contracts with Customers (Topic 606), as discussed above. Tompkins is currently evaluating the potential impact of ASU 2016-08 on our financial statements.

ASU 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.” Under ASU 2016-09 all excess tax benefits and tax deficiencies related to share-based payment awards should be recognized as income tax expense or benefit in the income statement during the period in which they occur. Previously, such amounts were recorded in the pool of excess tax benefits included in additional paid-in capital, if such pool was available. Because excess tax benefits are no longer recognized in additional paid-in capital, the assumed proceeds from applying the treasury stock method when computing earnings per share should exclude the amount of excess tax benefits that would have previously been recognized in additional paid-in capital. Additionally, excess tax benefits should be classified along with other income tax cash flows as an operating activity rather than a financing activity, as was previously the case. ASU 2016-09 also provides that an entity can make an entity-wide accounting policy election to either estimate the number of awards that are expected to vest (current GAAP) or account for forfeitures when they occur. ASU 2016-09 changes the threshold to qualify for equity classification (rather than as a liability) to permit withholding up to the maximum statutory tax rates (rather than the minimum as was previously the case) in the applicable jurisdictions. ASU 2016-09 will be effective on January 1, 2017 and is not expected to have a significant impact on our financial statements.

ASU No. 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing.” ASU 2016-10 was issued to clarify ASC Topic 606, “Revenue from Contracts with Customers” related to (i) identifying performance obligations; and (ii) the licensing implementation guidance. The effective date and transition of ASU 2016-10 is the same as the effective date and transition of ASU 2014-09, “Revenue from Contracts with Customers (Topic 606),” as discussed above. Tompkins is currently evaluating the potential impact of ASU 2016-10 on our financial statements.

4. Securities

Available-for-Sale Securities
The following table summarizes available-for-sale securities held by the Company at March 31, 2016:

	Available-for-Sale Securities
March 31, 2016	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(in thousands)
Obligations of U.S. Government sponsored entities	$523,478	$12,417	$2	$535,893
Obligations of U.S. states and political subdivisions	85,443	1,136	58	86,521
Mortgage-backed securities – residential, issued by
U.S. Government agencies	136,417	1,690	518	137,589
U.S. Government sponsored entities	666,575	4,902	3,022	668,455
Non-U.S. Government agencies or sponsored entities	144	1	0	145
U.S. corporate debt securities	2,500	0	338	2,162
Total debt securities	1,414,557	20,146	3,938	1,430,765
Equity securities	1,000	0	56	944
Total available-for-sale securities	$1,415,557	$20,146	$3,994	$1,431,709

The following table summarizes available-for-sale securities held by the Company at December 31, 2015:

	Available-for-Sale Securities
December 31, 2015	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(in thousands)
Obligations of U.S. Government sponsored entities	$551,176	$3,512	$1,795	$552,893
Obligations of U.S. states and political subdivisions	83,981	898	153	84,726
Mortgage-backed securities – residential, issued by
U.S. Government agencies	94,459	1,535	1,316	94,678
U.S. Government sponsored entities	656,947	3,599	10,449	650,097
Non-U.S. Government agencies or sponsored entities	192	2	0	194
U.S. corporate debt securities	2,500	0	338	2,162
Total debt securities	1,389,255	9,546	14,051	1,384,750
Equity securities	1,000	0	66	934
Total available-for-sale securities	$1,390,255	$9,546	$14,117	$1,385,684

Held-to-Maturity Securities
The following table summarizes held-to-maturity securities held by the Company at March 31, 2016:

	Held-to-Maturity Securities
March 31, 2016	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(in thousands)
Obligations of U.S. Government sponsored entities	$132,387	$4,723	$0	$137,110
Obligations of U.S. states and political subdivisions	$12,623	$409	$3	$13,029
Total held-to-maturity debt securities	$145,010	$5,132	$3	$150,139

The following table summarizes held-to-maturity securities held by the Company at December 31, 2015:

	Held-to-Maturity Securities
December 31, 2015	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(in thousands)
Obligations of U.S. Government sponsored entities	$132,482	$649	$444	$132,687
Obligations of U.S. states and political subdivisions	13,589	414	4	13,999
Total held-to-maturity debt securities	$146,071	$1,063	$448	$146,686

The Company may from time to time sell investment securities from its available-for-sale portfolio. Realized gains on sales, including called securities, of available-for-sale securities were $232,000 and $290,000 for the three month periods ending March 21, 2016 and 2015, respectively. The sales of available-for-sale investment securities were the result of general investment portfolio and interest rate risk management.

The following table summarizes available-for-sale securities that had unrealized losses at March 31, 2016:

	Less than 12 Months		12 Months or Longer		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of U.S. Government sponsored entities	$700	$1	$698	$1	$1,398	$2
Obligations of U.S. states and political subdivisions	9,280	35	6,382	23	15,662	58

Mortgage-backed securities – issued by
U.S. Government agencies	31,122	77	26,216	441	57,338	518
U.S. Government sponsored entities	140,571	391	212,062	2,631	352,633	3,022
U.S. corporate debt securities	0	0	2,163	338	2,163	338
Equity securities	0	0	944	56	944	56
Total available-for-sale securities	$181,673	$504	$248,465	$3,490	$430,138	$3,994

The following table summarizes held-to-maturity securities that had unrealized losses at March 31, 2016.

	Less than 12 Months		12 Months or Longer		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of U.S. Government sponsored entities	$802	$3	$0	$0	$802	$3
Total held-to-maturity securities	$802	$3	$0	$0	$802	$3

The following table summarizes available-for-sale securities that had unrealized losses at December 31, 2015:

	Less than 12 Months		12 Months or Longer		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of U.S. Government sponsored entities	$183,697	$1,618	$5,844	$177	$189,541	$1,795
Obligations of U.S. states and political subdivisions	25,402	141	3,408	12	28,810	153

Mortgage-backed securities – residential, issued by
U.S. Government agencies	32,636	350	30,244	966	62,880	1,316
U.S. Government sponsored entities	364,420	4,102	176,325	6,347	540,745	10,449
U.S. corporate debt securities	0	0	2,163	338	2,163	338
Equity securities	0	0	934	66	934	66
Total available-for-sale securities	$606,155	$6,211	$218,918	$7,906	$825,073	$14,117

The following table summarizes held-to-maturity securities that had unrealized losses at December 31, 2015.

	Less than 12 Months		12 Months or Longer		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of U.S. Government sponsored entities	$29,671	$444	$0	$0	$29,671	$444
Obligations of U.S. sponsored entities	$1,966	$4	$0	$0	$1,966	$4
Total held-to-maturity securities	$31,637	$448	$0	$0	$31,637	$448

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

The Company does not intend to sell other-than-temporarily impaired investment securities that are in an unrealized loss position until recovery of unrealized losses (which may be until maturity), and it is not more-likely-than not that the Company will be required to sell the investment securities, before recovery of their amortized cost basis, which may be at maturity. Accordingly, as of March 31, 2016, and December 31, 2015, management determined that the unrealized losses detailed in the tables above are not other-than-temporary.

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

As a result of the other-than-temporarily impairment review process, the Company does not consider any investment security held at March 31, 2016 to be other-than-temporarily impaired.

The amortized cost and estimated fair value of debt securities by contractual maturity are shown in the following table. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Mortgage-backed securities are shown separately since they are not due at a single maturity date.

March 31, 2016
(in thousands)	Amortized Cost	Fair Value
Available-for-sale securities:
Due in one year or less	$33,020	$33,573
Due after one year through five years	338,449	345,970
Due after five years through ten years	227,723	233,085
Due after ten years	12,229	11,948
Total	611,421	624,576
Mortgage-backed securities	803,136	806,189
Total available-for-sale debt securities	$1,414,557	$1,430,765

December 31, 2015
(in thousands)	Amortized Cost	Fair Value
Available-for-sale securities:
Due in one year or less	$53,936	$54,735
Due after one year through five years	351,462	353,736
Due after five years through ten years	219,161	218,561
Due after ten years	13,098	12,749
Total	637,657	639,781
Mortgage-backed securities	751,598	744,969
Total available-for-sale debt securities	$1,389,255	$1,384,750

March 31, 2016
(in thousands)	Amortized Cost	Fair Value
Held-to-maturity securities:
Due in one year or less	$8,430	$8,478
Due after one year through five years	13,893	14,422
Due after five years through ten years	122,519	127,041
Due after ten years	168	198
Total held-to-maturity debt securities	$145,010	$150,139

December 31, 2015
(in thousands)	Amortized Cost	Fair Value
Held-to-maturity securities:
Due in one year or less	$9,249	$9,294
Due after one year through five years	14,069	14,341
Due after five years through ten years	122,585	122,853
Due after ten years	168	198
Total held-to-maturity debt securities	$146,071	$146,686

The Company also holds non-marketable Federal Home Loan Bank New York (“FHLBNY”) stock, non-marketable Federal Home Loan Bank Pittsburgh (“FHLBPITT”) stock and non-marketable Atlantic Community Bankers Bank (“ACBB”) stock, all of which are required to be held for regulatory purposes and for borrowing availability. The required investment in FHLB stock is tied to the Company’s borrowing levels with the FHLB. Holdings of FHLBNY stock, FHLBPITT stock, and ACBB stock totaled $13.9 million, $11.7 million and $95,000 at March 31, 2016, respectively. These securities are carried at par, which is also cost. The FHLBNY and FHLBPITT continue to pay dividends and repurchase stock. As such, the Company has not recognized any impairment on its holdings of FHLBNY and FHLBPITT stock. Quarterly, we evaluate our investment in the FHLB for impairment. We evaluate recent and long-term operating performance, liquidity, funding and capital positions, stock repurchase history, dividend history and impact of legislative and regulatory changes. Based on our most recent evaluation, as of March 31, 2016, we have determined that no impairment write-downs are currently required.

Trading Securities
The following summarizes trading securities, at estimated fair value, as of:
(in thousands)	03/31/2016	12/31/2015

Obligations of U.S. Government sponsored entities	$6,421	$6,601
Mortgage-backed securities – residential, issued by U.S. Government sponsored entities	602	767
Total	$7,023	$7,368

The decrease in the trading portfolio reflects maturities or payments during the three months ended March 31, 2016. For the three months ended March 31, 2016, net mark-to-market losses related to the securities trading portfolio were $46,000 compared to net mark-to-market losses of $63,000 for the three months ended March 31, 2015.

The Company pledges securities as collateral for public deposits and other borrowings, and sells securities under agreements to repurchase. Securities carried of $1.3 billion and $1.2 billion at March 31, 2016, and December 31, 2015, respectively, were either pledged or sold under agreements to repurchase.

5. Loans and Leases
Loans and Leases at March 31, 2016 and December 31, 2015 were as follows:

	03/31/2016			12/31/2015
(in thousands)	Originated	Acquired	Total Loans and Leases	Originated	Acquired	Total Loans and Leases
Commercial and industrial
Agriculture	$74,890	$0	$74,890	$88,299	$0	$88,299
Commercial and industrial other	769,047	86,542	855,589	768,024	84,810	852,834
Subtotal commercial and industrial	843,937	86,542	930,479	856,323	84,810	941,133
Commercial real estate
Construction	115,584	2,109	117,693	103,037	4,892	107,929
Agriculture	94,300	2,013	96,313	86,935	2,095	89,030
Commercial real estate other	1,214,190	278,023	1,492,213	1,167,250	284,952	1,452,202
Subtotal commercial real estate	1,424,074	282,145	1,706,219	1,357,222	291,939	1,649,161
Residential real estate
Home equity	199,245	40,842	240,087	202,578	42,092	244,670
Mortgages	834,298	26,871	861,169	823,841	27,491	851,332
Subtotal residential real estate	1,033,543	67,713	1,101,256	1,026,419	69,583	1,096,002
Consumer and other
Indirect	17,714	0	17,714	17,829	0	17,829
Consumer and other	40,002	985	40,987	40,904	911	41,815
Subtotal consumer and other	57,716	985	58,701	58,733	911	59,644
Leases	14,426	0	14,426	14,861	0	14,861
Covered loans	0	12,737	12,737	0	14,031	14,031
Total loans and leases	3,373,696	450,122	3,823,818	3,313,558	461,274	3,774,832
Less: unearned income and deferred costs and fees	(2,905)	0	(2,905)	(2,790)	0	(2,790)
Total loans and leases, net of unearned income and deferred costs and fees	$3,370,791	$450,122	$3,820,913	$3,310,768	$461,274	$3,772,042

The outstanding principal balance and the related carrying amount of the Company’s loans acquired in the VIST Bank acquisition are as follows at March 31, 2016 and December 31, 2015:

(in thousands)	03/31/2016	12/31/2015
Acquired Credit Impaired Loans
Outstanding principal balance	$30,851	$32,752
Carrying amount	25,460	26,507

Acquired Non-Credit Impaired Loans
Outstanding principal balance	429,177	439,389
Carrying amount	424,662	434,767

Total Acquired Loans
Outstanding principal balance	460,028	472,141
Carrying amount	450,122	461,274

The following tables present changes in accretable yield on loans acquired from VIST Bank that were considered credit impaired.

(in thousands)
Balance at January 1, 2015	$8,604
Accretion	(2,696)
Disposals (loans paid in full)	(331)
Reclassifications to/from nonaccretable difference[1]	1,215
Balance at December 31, 2015	$6,792

(in thousands)
Balance at January 1, 2016	$6,792
Accretion	(532)
Reclassifications to/from nonaccretable difference[1]	244
Balance at March 31, 2016	$6,504
[1] Results in increased interest income as a prospective yield adjustment over the remaining life of the loans, as well as increased interest income from loan sales, modification and prepayments.

At March 31, 2016, acquired loans included $12.7 million of covered loans. VIST Bank had previously acquired these loans in an FDIC assisted transaction in the fourth quarter of 2010. In accordance with a loss sharing agreement with the FDIC, certain losses and expenses relating to covered loans may be reimbursed by the FDIC at 70% or, if net losses exceed certain levels specified in the loss sharing agreements, 80%. See Note 7 – “FDIC Indemnification Asset Related to Covered Loans” for further discussion of the loss sharing agreements and related FDIC indemnification assets.

The Company has adopted comprehensive lending policies, underwriting standards and loan review procedures. Management reviews these policies and procedures on a regular basis. The Company discussed its lending policies and underwriting guidelines for its various lending portfolios in Note 3 – “Loans and Leases” in the Notes to Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. There have been no significant changes in these policies and guidelines since December 31, 2015. As such, these policies are reflective of new originations as well as those balances held at March 31, 2016. The Company’s Board of Directors approves the lending policies at least annually. The Company recognizes that exceptions to policy guidelines may occasionally occur and has established procedures for approving exceptions to these policy guidelines. Management has also implemented reporting systems to monitor loan origination, loan quality, concentrations of credit, loan delinquencies and nonperforming loans and potential problem loans.

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

The below table is an age analysis of past due loans, segregated by originated and acquired loan and lease portfolios, and by class of loans, as of March 31, 2016 and December 31, 2015.

March 31, 2016
(in thousands)	30-89 days	90 days or more	Current Loans	Total Loans	90 days and accruing[1]	Nonaccrual
Originated Loans and Leases
Commercial and industrial
Agriculture	$0	$0	$74,890	$74,890	$0	$0
Commercial and industrial other	178	172	768,697	769,047	0	575
Subtotal commercial and industrial	178	172	843,587	843,937	0	575
Commercial real estate
Construction	0	0	115,584	115,584	0	0
Agriculture	0	0	94,300	94,300	0	105
Commercial real estate other	1,016	2,303	1,210,871	1,214,190	0	5,007
Subtotal commercial real estate	1,016	2,303	1,420,755	1,424,074	0	5,112
Residential real estate
Home equity	602	1,304	197,339	199,245	57	1,423
Mortgages	317	4,647	829,334	834,298	0	5,397
Subtotal residential real estate	919	5,951	1,026,673	1,033,543	57	6,820
Consumer and other
Indirect	361	36	17,317	17,714	0	70
Consumer and other	45	22	39,935	40,002	0	94
Subtotal consumer and other	406	58	57,252	57,716	0	164
Leases	0	0	14,426	14,426	0	0
Total loans and leases	2,519	8,484	3,362,693	3,373,696	57	12,671
Less: unearned income and deferred costs and fees	0	0	(2,905)	(2,905)	0	0
Total originated loans and leases, net of unearned income and deferred costs and fees	$2,519	$8,484	$3,359,788	$3,370,791	$57	$12,671
Acquired Loans and Leases
Commercial and industrial
Commercial and industrial other	56	620	85,866	86,542	54	566
Subtotal commercial and industrial	56	620	85,866	86,542	54	566
Commercial real estate
Construction	0	354	1,755	2,109	0	354
Agriculture	0	0	2,013	2,013	0	0
Commercial real estate other	67	1,510	276,446	278,023	502	1,257
Subtotal commercial real estate	67	1,864	280,214	282,145	502	1,611
Residential real estate
Home equity	317	312	40,213	40,842	0	597
Mortgages	598	1,664	24,609	26,871	890	1,371
Subtotal residential real estate	915	1,976	64,822	67,713	890	1,968
Consumer and other
Consumer and other	0	0	985	985	0	0
Subtotal consumer and other	0	0	985	985	0	0
Covered loans	1	469	12,267	12,737	469	0
Total acquired loans and leases, net of unearned income and deferred costs and fees	$1,039	$4,929	$444,154	$450,122	$1,915	$4,145

December 31, 2015
(in thousands)	30-89 days	90 days or more	Current Loans	Total Loans	90 days and accruing[1]	Nonaccrual
Originated loans and leases
Commercial and industrial
Agriculture	$0	$0	$88,299	$88,299	$0	$0
Commercial and industrial other	507	867	766,650	768,024	0	1,091
Subtotal commercial and industrial	507	867	854,949	856,323	0	1,091
Commercial real estate
Construction	0	0	103,037	103,037	0	0
Agriculture	0	0	86,935	86,935	0	106
Commercial real estate other	225	3,580	1,163,445	1,167,250	0	4,365
Subtotal commercial real estate	225	3,580	1,353,417	1,357,222	0	4,471
Residential real estate
Home equity	729	1,868	199,981	202,578	58	1,873
Mortgages	1,161	5,140	817,540	823,841	0	5,889
Subtotal residential real estate	1,890	7,008	1,017,521	1,026,419	58	7,762
Consumer and other
Indirect	494	250	17,085	17,829	0	107
Consumer and other	164	0	40,740	40,904	0	75
Subtotal consumer and other	658	250	57,825	58,733	0	182
Leases	0	0	14,861	14,861	0	0
Total loans and leases	3,280	11,705	3,298,573	3,313,558	58	13,506
Less: unearned income and deferred costs and fees	0	0	(2,790)	(2,790)	0	0
Total originated loans and leases, net of unearned income and deferred costs and fees	$3,280	$11,705	$3,295,783	$3,310,768	$58	$13,506
Acquired loans and leases
Commercial and industrial
Commercial and industrial other	20	936	83,854	84,810	338	647
Subtotal commercial and industrial	20	936	83,854	84,810	338	647
Commercial real estate
Construction	0	359	4,533	4,892	0	359
Agriculture	0	0	2,095	2,095	0	0
Commercial real estate other	150	1,671	283,131	284,952	550	1,224
Subtotal commercial real estate	150	2,030	289,759	291,939	550	1,583
Residential real estate
Home equity	426	364	41,302	42,092	0	712
Mortgages	336	1,926	25,229	27,491	1,103	1,389
Subtotal residential real estate	762	2,290	66,531	69,583	1,103	2,101
Consumer and other
Consumer and other	1	0	910	911	0	0
Subtotal consumer and other	1	0	910	911	0	0
Covered loans	276	524	13,231	14,031	524	0
Total acquired loans and leases, net of unearned income and deferred costs and fees	$1,209	$5,780	$454,285	$461,274	$2,515	$4,331
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

Since the methodology is based upon historical experience and trends as well as management’s judgment, factors may arise that result in different estimates. Significant factors that could give rise to changes in these estimates may include, but are not limited to, changes in economic conditions in the local area, concentration of risk, changes in interest rates, and declines in local property values. While management’s evaluation of the allowance as of March 31, 2016, considers the allowance to be appropriate, under adversely different conditions or assumptions, the Company would need to increase or decrease the allowance.

Acquired Loans and Leases

Acquired loans accounted for under ASC 310-30

For our acquired impaired loans, our allowance for loan losses is estimated based upon our expected cash flows for these loans. To the extent that we experience a deterioration in borrower credit quality resulting in a decrease in our expected cash flows subsequent to the acquisition of the loans, an allowance for loan losses would be established based on our estimate of future credit losses over the remaining life of the loans.

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

The following tables detail activity in the allowance for loan and lease losses segregated by originated and acquired loan and lease portfolios and by portfolio segment for the three months ended March 31, 2016 and 2015. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

Three months ended March 31, 2016
(in thousands)	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer and Other	Finance Leases	Total

Allowance for originated loans and leases

Beginning balance	$10,495	$15,479	$4,070	$1,268	$0	$31,312
Charge-offs	(115)	0	(200)	(246)	0	(561)
Recoveries	18	211	17	112	0	358
Provision (credit)	(1,107)	1,418	388	173		872
Ending Balance	$9,291	$17,108	$4,275	$1,307	$0	$31,981

Three months ended March 31, 2016

(in thousands)	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer and Other	Finance Leases	Total

Allowance for acquired loans

Beginning balance	$433	$61	$198	$0	$0	$692
Charge-offs	(63)	0	(16)	(93)	0	(172)
Recoveries	0	46	0	0	0	46
Provision (credit)	63	(74)	(123)	117	0	(17)
Ending Balance	$433	$33	$59	$24	$0	$549

Three months ended March 31, 2015

(in thousands)	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer and Other	Finance Leases	Total

Allowance for originated loans and leases

Beginning balance	$9,157	$12,069	$5,030	$1,900	$0	$28,156
Charge-offs	(2)	(14)	(93)	(267)	0	(376)
Recoveries	147	208	47	168	0	570
Provision (credit)	528	75	(319)	56	0	340
Ending Balance	$9,830	$12,338	$4,665	$1,857	$0	$28,690

Three months ended March 31, 2015

(in thousands)	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer and Other	Covered Loans	Total

Allowance for acquired loans

Beginning balance	$431	$337	$51	$22	$0	$841
Charge-offs	(1)	0	(30)	0	0	(31)
Recoveries	7	107	2	0	0	116
Provision (credit)	126	(278)	20	1	0	(131)
Ending Balance	$563	$166	$43	$23	$0	$795

At March 31, 2016 and December 31, 2015, the allocation of the allowance for loan and lease losses summarized on the basis of the Company’s impairment methodology was as follows:

(in thousands)	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer and Other	Finance Leases	Total

Allowance for originated loans and leases
March 31, 2016
Individually evaluated for impairment	$4	$345	$0	$0	$0	$349
Collectively evaluated for impairment	9,287	16,763	4,275	1,307	0	31,632
Ending balance	$9,291	$17,108	$4,275	$1,307	$0	$31,981

(in thousands)	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer and Other	Covered Loans	Total

Allowance for acquired loans
March 31, 2016
Individually evaluated for impairment	$433	$31	$0	$0	$0	$464
Collectively evaluated for impairment	0	2	59	24	0	85
Ending balance	$433	$33	$59	$24	$0	$549

(in thousands)	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer and Other	Finance Leases	Total

Allowance for originated loans and leases
December 31, 2015
Individually evaluated for impairment	$0	$288	$0	$0	$0	$288
Collectively evaluated for impairment	10,495	15,191	4,070	1,268	0	31,024
Ending balance	$10,495	$15,479	$4,070	$1,268	$0	$31,312

(in thousands)	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer and Other	Covered Loans	Total

Allowance for acquired loans
December 31, 2015
Individually evaluated for impairment	$433	$0	$128	$0	$0	$561
Collectively evaluated for impairment	0	61	70	0	0	131
Ending balance	$433	$61	$198	$0	$0	$692

The recorded investment in loans and leases summarized on the basis of the Company’s impairment methodology as of March 31, 2016 and December 31, 2015 was as follows:

(in thousands)	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer and Other	Finance Leases	Total

Originated loans and leases
March 31, 2016
Individually evaluated for impairment	$629	$6,286	$2,311	$0	$0	$9,226
Collectively evaluated for impairment	843,308	1,417,788	1,031,232	57,716	14,426	3,364,470
Total	$843,937	$1,424,074	$1,033,543	$57,716	$14,426	$3,373,696

(in thousands)	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer and Other	Covered Loans	Total

Acquired loans
March 31, 2016
Individually evaluated for impairment	$566	$5,078	$1,253	$0	$0	$6,897
Loans acquired with deteriorated credit quality	515	9,086	3,762	0	12,097	25,460
Collectively evaluated for impairment	85,461	267,981	62,698	985	640	417,765
Total	$86,542	$282,145	$67,713	$985	$12,737	$450,122

(in thousands)	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer and Other	Finance Leases	Total

Originated loans and leases
December 31, 2015
Individually evaluated for impairment	$1,206	$5,655	$2,270	$0	$0	$9,131
Collectively evaluated for impairment	855,117	1,351,567	1,024,149	58,733	14,861	3,304,427
Total	$856,323	$1,357,222	$1,026,419	$58,733	$14,861	$3,313,558

(in thousands)	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer and Other	Covered Loans	Total

Acquired loans
December 31, 2015
Individually evaluated for impairment	$647	$5,226	$1,177	$0	$0	$7,050
Loans acquired with deteriorated credit quality	567	9,335	3,801	0	12,804	26,507
Collectively evaluated for impairment	83,596	277,378	64,605	911	1,227	427,717
Total	$84,810	$291,939	$69,583	$911	$14,031	$461,274

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

		03/31/2016			12/31/2015
(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance

Originated loans and leases with no related allowance

Commercial and industrial
Commercial and industrial other	$625	$635	$0	$1,206	$1,211	$0
Commercial real estate
Commercial real estate other	5,406	5,816	0	5,049	5,249	0
Residential real estate
Home equity	2,311	2,311	0	2,270	2,270	0
Subtotal	$8,342	$8,762	$0	$8,525	$8,730	$0

Originated loans and leases with related allowance

Commercial and industrial
Commercial and industrial other	4	4	4	0	0	0
Commercial real estate
Commercial real estate other	880	880	345	606	606	288
Subtotal	$884	$884	$349	$606	$606	$288
Total	$9,226	$9,646	$349	$9,131	$9,336	$288

		03/31/2016			12/31/2015
(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance

Acquired loans with no related allowance

Commercial and industrial
Commercial and industrial other	$49	$49	$0	$128	$128	$0
Commercial real estate
Construction	354	510	0	359	359	0
Commercial real estate other	4,693	4,875	0	4,739	5,077	0
Residential real estate
Home equity	1,253	1,253	0	1,177	1,177	0
Subtotal	$6,349	$6,687	$0	$6,403	$6,741	$0

Acquired loans with related allowance

Commercial and industrial
Commercial and industrial other	517	517	433	519	519	433
Commercial real estate
Commercial real estate other	31	31	31	128	128	128
Subtotal	$548	$548	$464	$647	$647	$561
Total	$6,897	$7,235	$464	$7,050	$7,388	$561

The average recorded investment and interest income recognized on impaired loans for the three months ended March 31, 2016 and 2015 was as follows:

	Three Months Ended		Three Months Ended
	03/31/2016		03/31/2015
(in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized

Originated loans and leases with no related allowance

Commercial and industrial
Commercial and industrial other	$624	$0	$786	$0
Commercial real estate
Commercial real estate other	5,699	0	8,471	0
Residential real estate
Home equity	2,290	0	924	0
Subtotal	$8,613	$0	$10,181	$0

Originated loans and leases with related allowance

Commercial and industrial
Commercial and industrial other	$4	$0	$0	$0
Commercial real estate
Commercial real estate other	587	0	1,678	0
Subtotal	$591	$0	$1,678	$0
Total	$9,204	$0	$11,859	$0

	Three Months Ended		Three Months Ended
	03/31/2016		03/31/2015
(in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized

Acquired loans with no related allowance

Commercial and industrial
Commercial and industrial other	$594	$0	$581	$0
Commercial real estate
Construction	359	0	373	0
Commercial real estate other	5,176	0	2,480	0
Residential real estate
Home equity	893	0	947	0
Subtotal	$7,022	$0	$4,381	$0

Acquired loans with related allowance

Commercial and industrial
Commercial and industrial other	$518	$0	$815	$0
Commercial real estate
Commercial real estate other	32	0	245	0
Subtotal	$550	$0	$1,060	$0
Total	$7,572	$0	$5,441	$0

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

The following tables present information on loans modified in troubled debt restructuring during the periods indicated.

March 31, 2016	Three months ended
				Defaulted TDRs[3]
(in thousands)	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Loans	Post- Modification Outstanding Recorded Investment

Commercial and industrial
Commercial real estate
Commercial real estate other[1]	2	$1,115	$1,115	0	$0
Residential real estate
Home equity[2]	3	169	169	0	0
Total	5	$1,284	$1,284	0	$0

[1] Represents the following concessions: extension of term and reduction of rate
[2] Represents the following concessions: extension of term and reduction of rate
[3] TDRs that defaulted during the three months ended March 31, 2016 that were restructured in the prior twelve months.

March 31, 2015	Three months ended
				Defaulted TDRs[4]
(in thousands)	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Loans	Post- Modification Outstanding Recorded Investment

Commercial and industrial
Commercial and industrial other[1]	2	$319	$319	0	$0
Commercial real estate
Commercial real estate other[2]	2	614	614	0	0
Residential real estate
Home equity[3]	9	1,108	1,108	0	0
Total	13	$2,041	$2,041	0	$0

[1] Represents the following concessions: extension of term
[2] Represents the following concessions: extension of term and reduction of rate (1 loan: $28,000) and extension of term (1 loan: $585,000)
[3] Represents the following concessions: extension of term and reduction of rate (6 loans: $732,000) and reduction of rate (3 loans: $376,000)
4 TDRs that defaulted in the quarter ended March 31, 2015 that had been restructured in the prior twelve months.

The following tables present credit quality indicators (internal risk grade) by class of commercial and industrial loans and commercial real estate loans as of March 31, 2016 and December 31, 2015.

March 31, 2016
	Commercial	Commercial	Commercial	Commercial	Commercial
	and Industrial	and Industrial	Real Estate	Real Estate	Real Estate
(in thousands)	Other	Agriculture	Other	Agriculture	Construction	Total

Originated Loans and Leases
Internal risk grade:
Pass	$761,441	$74,054	$1,184,727	$93,791	$115,584	$2,229,597
Special Mention	3,839	145	16,269	135	0	20,388
Substandard	3,767	691	13,194	374	0	18,026
Total	$769,047	$74,890	$1,214,190	$94,300	$115,584	$2,268,011

March 31, 2016
(in thousands)	Commercial and Industrial Other	Commercial and Industrial Agriculture	Commercial Real Estate Other	Commercial Real Estate Agriculture	Commercial Real Estate Construction	Total

Acquired Loans
Internal risk grade:
Pass	$84,175	$0	$262,847	$1,904	$1,782	$350,708
Special Mention	0	0	534	0	0	534
Substandard	2,367	0	14,642	109	327	17,445
Total	$86,542	$0	$278,023	$2,013	$2,109	$368,687

December 31, 2015
(in thousands)	Commercial and Industrial Other	Commercial and Industrial Agriculture	Commercial Real Estate Other	Commercial Real Estate Agriculture	Commercial Real Estate Construction	Total

Originated Loans and Leases
Internal risk grade:
Pass	$759,023	$87,488	$1,143,238	$86,445	$99,508	$2,175,702
Special Mention	3,531	78	12,378	141	3,529	19,657
Substandard	5,470	733	11,634	349	0	18,186
Total	$768,024	$88,299	$1,167,250	$86,935	$103,037	$2,213,545

December 31, 2015
(in thousands)	Commercial and Industrial Other	Commercial and Industrial Agriculture	Commercial Real Estate Other	Commercial Real Estate Agriculture	Commercial Real Estate Construction	Total

Acquired Loans
Internal risk grade:
Pass	$82,662	$0	$271,584	$423	$4,533	$359,202
Special Mention	0	0	540	0	0	540
Substandard	2,148	0	12,828	1,672	359	17,007
Total	$84,810	$0	$284,952	$2,095	$4,892	$376,749

The following tables present credit quality indicators by class of residential real estate loans and by class of consumer loans. Nonperforming loans include nonaccrual, impaired, and loans 90 days past due and accruing interest. All other loans are considered performing as of March 31, 2016 and December 31, 2015. For purposes of this footnote, acquired loans that were recorded at fair value at the acquisition date and are 90 days or greater past due are considered performing.

March 31, 2016

(in thousands)	Residential Home Equity	Residential Mortgages	Consumer Indirect	Consumer Other	Total

Originated Loans and Leases
Performing	$197,765	$828,901	$17,644	$39,908	$1,084,218
Nonperforming	1,480	5,397	70	94	7,041
Total	$199,245	$834,298	$17,714	$40,002	$1,091,259

March 31, 2016
(in thousands)	Residential Home Equity	Residential Mortgages	Consumer Indirect	Consumer Other	Total

Acquired Loans
Performing	$40,245	$24,610	$0	$985	$65,840
Nonperforming	597	2,261	0	0	2,858
Total	$40,842	$26,871	$0	$985	$68,698

December 31, 2015

(in thousands)	Residential Home Equity	Residential Mortgages	Consumer Indirect	Consumer Other	Total

Originated Loans and Leases
Performing	$200,647	$817,952	$17,722	$40,829	$1,077,150
Nonperforming	1,931	5,889	107	75	8,002
Total	$202,578	$823,841	$17,829	$40,904	$1,085,152

December 31, 2015

(in thousands)	Residential Home Equity	Residential Mortgages	Consumer Indirect	Consumer Other	Total

Acquired Loans
Performing	$41,380	$26,102	$0	$911	$68,393
Nonperforming	712	1,389	0	0	2,101
Total	$42,092	$27,491	$0	$911	$70,494

7. FDIC Indemnification Asset Related to Covered Loans

Certain loans acquired in the VIST Financial acquisition were covered loans with loss share agreements with the FDIC. Under the terms of loss sharing agreements, the FDIC will reimburse the Company for 70 percent of net losses on covered single family assets up to $4.0 million, and 70 percent of net losses incurred on covered commercial assets up to $12.0 million. The FDIC will increase its reimbursement of net losses to 80 percent if net losses exceed the $4.0 million and $12 million thresholds, respectively. The term for loss sharing on residential real estate loans is ten years, while the term for loss sharing on non-residential real estate loans is five years in respect to losses and eight years in respect to loss recoveries. The loss share period for the residential real estate loans expires on December 31, 2020, while the loss share period for the nonresidential real estate loans expired December 31, 2015.

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

Changes in the FDIC indemnification asset during the three months ended March 31, 2016 are shown below.

March 31, 2016

(in thousands)	Three Months Ended

Balance, beginning of the period	$158
Prospective adjustment for additional cash flows	(11)
Increase due to impairment on covered loans	0
Reimbursements from the FDIC	0
Balance, end of period	$147

8. Earnings Per Share

Earnings per share in the table below, for the three months ending March 31, 2016 and 2015 are calculated under the two-class method as required by ASC Topic 260, Earnings Per Share. ASC 260 provides that unvested share-based payment awards that contain nonforfeitable rights to dividends are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. The Company has issued restricted stock awards that contain such rights and are therefore considered participating securities. Basic earnings per common share are calculated by dividing net income allocable to common stock by the weighted average number of common shares, excluding participating securities, during the period. Diluted earnings per common share include the dilutive effect of additional potential shares from stock compensations awards.

	Three Months Ended
(in thousands, except share and per share data)	03/31/2016	03/31/2015
Basic
Net income available to common shareholders	$14,180	$12,680
Less: dividends and undistributed earnings allocated to unvested restricted stock awards	(229)	(182)
Net earnings allocated to common shareholders	13,951	12,498

Weighted average shares outstanding, including participating securities	15,002,332	14,920,648

Less: average participating securities	(242,056)	(219,251)
Weighted average shares outstanding - Basic	14,760,276	14,701,397

Diluted
Net earnings allocated to common shareholders	13,956	12,498

Weighted average shares outstanding - Basic	14,760,276	14,701,397

Dilutive effect of common stock options or restricted stock awards	145,643	136,538

Weighted average shares outstanding - Diluted	14,905,919	14,837,935

Basic EPS	0.95	0.85
Diluted EPS	0.94	0.84

The dilutive effect of common stock options or restricted awards calculation for the three months ended March 31, 2016 and 2015 excludes stock options, stock appreciation rights and restricted stock awards covering an aggregate of 48,515 and 81,495 shares, respectively, because the exercise prices were greater than the average market price during these periods.

9. Other Comprehensive Income (Loss)

The following table presents reclassifications out of the accumulated other comprehensive income for the three months ended March 31, 2016 and 2015.

	Three months ended March 31, 2016

(in thousands)	Before-Tax Amount	Tax (Expense) Benefit	Net of Tax

Available-for-sale securities:
Change in net unrealized gain/loss during the period	$20,955	$(8,380)	$12,575
Reclassification adjustment for net realized gain on sale of available-for-sale securities included in net income	(232)	93	(139)
Net unrealized gains	20,723	(8,287)	12,436

Employee benefit plans:
Amortization of net retirement plan actuarial gain	343	(137)	206
Amortization of net retirement plan prior service cost	30	(12)	18
Employee benefit plans	373	(149)	224
Other comprehensive income	$21,096	$(8,436)	$12,660

	Three months ended March 31, 2015

(in thousands)	Before-Tax Amount	Tax (Expense) Benefit	Net of Tax

Available-for-sale securities:
Change in net unrealized gain/loss during the period	$9,320	$(3,728)	$5,592
Reclassification adjustment for net realized gain on sale of available-for-sale securities included in net income	(290)	116	(174)
Net unrealized gains	9,030	(3,612)	5,418

Employee benefit plans:
Amortization of net retirement plan actuarial gain	731	(293)	438
Amortization of net retirement plan prior service (credit) cost	(179)	72	(107)
Employee benefit plans	552	(221)	331
Other comprehensive income	$9,582	$(3,833)	$5,749

The following table presents the activity in our accumulated other comprehensive income (loss) for the periods indicated:

(in thousands)	Available-for- Sale Securities	Employee Benefit Plans	Accumulated Other Comprehensive Income (Loss)
Balance at January 1, 2016	$(2,744)	$(28,257)	$(31,001)
Other comprehensive income before reclassifications	12,575	0	12,575
Amounts reclassified from accumulated other comprehensive loss	(139)	224	85
Net current-period other comprehensive income (loss)	12,436	224	12,660
Balance at March 31, 2016	$9,692	$(28,033)	$(18,341)

Balance at January 1, 2015	$2,867	$(26,878)	$(24,011)
Other comprehensive loss before reclassifications	5,592	0	5,592
Amounts reclassified from accumulated other comprehensive loss	(174)	331	157
Net current-period other comprehensive income (loss)	5,418	331	5,749
Balance at March 31, 2015	$8,285	$(26,547)	$(18,262)

The following tables present the amounts reclassified out of each component of accumulated other comprehensive (loss) income for the three months ended March 31, 2016 and 2015. In the below tables the accumulated other comprehensive income components are included in the computation of net periodic benefit cost (See Note 10 - “Employee Benefit Plan”), and amounts in parentheses indicate debits to the income statement.

Three months ended March 31, 2016

Details about Accumulated other Comprehensive Income Components (in thousands)	Amount Reclassified from Accumulated Other Comprehensive (Loss) Income[1]	Affected Line Item in the Statement Where Net Income is Presented
Available-for-sale securities:
Unrealized gains and losses on available-for-sale securities	$232	Net gain on securities transactions
	(93)	Tax expense
	139	Net of tax
Employee benefit plans:
Amortization of the following [2]
Net retirement plan actuarial loss	(343)	Pension and other employee benefits
Net retirement plan prior service credit	(30)	Pension and other employee benefits
	(373)	Total before tax
	149	Tax benefit
	$(224)	Net of tax

Three months ended March 31, 2015

Details about Accumulated other Comprehensive Income Components (in thousands)	Amount Reclassified from Accumulated Other Comprehensive (Loss) Income[1]	Affected Line Item in the Statement Where Net Income is Presented
Available-for-sale securities:
Unrealized gains and losses on available-for-sale securities	$290	Net gain on securities transactions
	(116)	Tax expense
	174	Net of tax
Employee benefit plans:
Amortization of the following [2]
Net retirement plan actuarial loss	(731)	Pension and other employee benefits
Net retirement plan prior service cost	179	Pension and other employee benefits
	(552)	Total before tax
	221	Tax benefit
	$(331)	Net of tax

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

Components of Net Periodic Benefit (Credit) Cost

	Pension Benefits Three Months Ended		Life and Health Three Months Ended		SERP Benefits Three Months Ended
(in thousands)	03/31/2016	03/31/2015	03/31/2016	03/31/2015	03/31/2016	03/31/2015
Service cost	$0	$684	$82	$61	$72	$66
Interest cost	649	752	77	93	211	240
Expected return on plan assets	(1,215)	(1,242)	0	0	0	0
Amortization of net retirement plan actuarial loss	239	586	1	15	104	130
Amortization of net retirement plan prior service (credit) cost	(4)	(217)	4	4	30	34
Net periodic benefit (credit) cost	$(331)	$563	$164	$173	$417	$470

The net periodic benefit (credit) cost for the Company’s benefit plans are recorded as a component of salaries and benefits in the consolidated statements of income.

The Company realized approximately $224,000 and $331,000, net of tax, as amortization of amounts previously recognized in accumulated other comprehensive income, for the three months ended March 31, 2016 and 2015, respectively.

The Company is not required to contribute to the pension plan in 2016, but it may make voluntary contributions. The Company did not contribute to the pension plan in the first three months of 2016 and 2015.

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

	Three Months Ended
(in thousands)	03/31/2016	03/31/2015
Noninterest Income
Other service charges	$750	$821
Increase in cash surrender value of corporate owned life insurance	616	614
Net gain on sale of loans	23	4
Other income	318	587
Total other income	$1,707	$2,026
Noninterest Expenses
Marketing expense	$902	$989
Professional fees	1,343	1,338
Legal fees	348	393
Software licensing and maintenance	1,348	1,196
Cardholder expense	745	626
Other expenses	4,362	5,551
Total other operating expense	$9,048	$10,093

12. Financial Guarantees

The Company currently does not issue any guarantees that would require liability recognition or disclosure, other than standby letters of credit. The Company extends standby letters of credit to its customers in the normal course of business. The standby letters of credit are generally short-term. As of March 31, 2016, the Company’s maximum potential obligation under standby letters of credit was $58.7 million compared to $58.6 million at December 31, 2015. Management uses the same credit policies to extend standby letters of credit that it uses for on-balance sheet lending decisions and may require collateral to support standby letters of credit based upon its evaluation of the counterparty. Management does not anticipate any significant losses as a result of these transactions, and has determined that the fair value of standby letters of credit is not significant.

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

Summarized financial information concerning the Company’s reportable segments and the reconciliation to the Company’s consolidated results is shown in the following table. Investment in subsidiaries is netted out of the presentations below. The “Intercompany” column identifies the intercompany activities of revenues, expenses and other assets between the banking, insurance and wealth management services segments. The Company accounts for intercompany fees and services at an estimated fair value according to regulatory requirements for the services provided. Intercompany items relate primarily to the use of human resources, information systems, accounting and marketing services provided by any of the banks and the holding company. All other accounting policies are the same as those described in the summary of significant accounting policies in the 2015 Annual Report on Form 10-K.

As of and for the three months ended March 31, 2016
(in thousands)	Banking	Insurance	Wealth Management	Intercompany	Consolidated
Interest income	$49,309	$0	$0	$0	$49,309
Interest expense	5,271	0	0	0	5,271
Net interest income	44,038	0	0	0	44,038
Provision for loan and lease losses	855	0	0	0	855
Noninterest income	6,272	7,599	3,910	(278)	17,503
Noninterest expense	30,374	6,339	3,071	(278)	39,506
Income before income tax expense	19,081	1,260	839	0	21,180
Income tax expense	6,194	502	271	0	6,967
Net Income attributable to noncontrolling interests and Tompkins Financial Corporation	12,887	758	568	0	14,213
Less: Net income attributable to noncontrolling interests	33	0	0	0	33
Net Income attributable to Tompkins Financial Corporation	$12,854	$758	$568	$0	$14,180

Depreciation and amortization	$1,575	$91	$19	$0	$1,685
Assets	5,719,963	39,825	14,088	(8,905)	5,764,971
Goodwill	64,370	20,036	8,211	0	92,617
Other intangibles, net	7,472	5,344	417	0	13,233
Net loans and leases	3,788,383	0	0	0	3,788,383
Deposits	4,563,951	0	0	(8,723)	4,555,228
Total Equity	497,519	30,757	11,617	0	539,893

As of and for the three months ended March 31, 2015
(in thousands)	Banking	Insurance	Wealth Management	Intercompany	Consolidated
Interest income	$46,192	$1	$35	$0	$46,228
Interest expense	5,000	0	0	0	5,000
Net interest income	41,192	1	35	0	41,228
Provision for loan and lease losses	209	0	0	0	209
Noninterest income	6,390	7,406	4,127	(277)	17,646
Noninterest expense	30,950	6,015	3,004	(277)	39,692
Income before income tax expense	16,423	1,392	1,158	0	18,973
Income tax expense	5,312	554	394	0	6,260
Net Income attributable to noncontrolling interests and Tompkins Financial Corporation	11,111	838	764	0	12,713
Less: Net income attributable to noncontrolling interests	33	0	0	0	33
Net Income attributable to Tompkins Financial Corporation	$11,078	$838	$764	$0	$12,680

Depreciation and amortization	$1,444	$92	$32	$0	$1,568
Assets	5,315,921	36,283	12,402	(7,073)	5,357,533
Goodwill	64,500	19,662	8,081	0	92,243
Other intangibles, net	8,929	4,680	501	0	14,110
Net loans and leases	3,398,072	0	0	0	3,398,072
Deposits	4,289,693	0	0	(6,927)	4,282,766
Total Equity	468,128	26,763	9,405	0	504,296

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

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of March 31, 2016 and December 31, 2015, segregated by the level of valuation inputs within the fair value hierarchy used to measure fair value.

Recurring Fair Value Measurements
March 31, 2016
(in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Trading securities
Obligations of U.S. Government sponsored entities	$6,421	$0	$6,421	$0
Mortgage-backed securities – residential U.S. Government sponsored entities	602	0	602	0
Available-for-sale securities
Obligations of U.S. Government sponsored entities	535,893	0	535,893	0
Obligations of U.S. states and political subdivisions	86,521	0	86,521	0
Mortgage-backed securities – residential, issued by:
U.S. Government agencies	137,589	0	137,589	0
U.S. Government sponsored entities	668,455	0	668,455	0
Non-U.S. Government agencies or sponsored entities	145	0	145	0
U.S. corporate debt securities	2,162	0	2,162	0
Equity securities	944	0	0	944

Borrowings
Other borrowings	10,518	0	10,518	0

The change in the fair value of available-for-sale securities valued using significant unobservable inputs (level 3), between January 1, 2016 and March 31, 2016 was immaterial.

Recurring Fair Value Measurements
December 31, 2015
(in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Trading securities
Obligations of U.S. Government sponsored entities	$6,601	$0	$6,601	$0
Mortgage-backed securities – residential U.S. Government sponsored entities	767	0	767	0
Available-for-sale securities		.
Obligations of U.S. Government sponsored entities	552,893	0	552,893	0
Obligations of U.S. states and political subdivisions	84,726	0	84,726	0
Mortgage-backed securities – residential, issued by:
U.S. Government agencies	94,678	0	94,678	0
U.S. Government sponsored entities	650,097	0	650,097	0
Non-U.S. Government agencies or sponsored entities	194	0	194	0
U.S. corporate debt securities	2,162	0	2,162	0
Equity securities	934	0	0	934

Borrowings
Other borrowings	10,576	0	10,576	0

There were no transfers between Levels 1, 2 and 3 for the three months ended March 31, 2016.

The Company determines fair value for its trading securities using independently quoted market prices. The Company determines fair value for its available-for-sale securities using an independent bond pricing service for identical assets or very similar securities. The Company has reviewed the pricing sources, including methodologies used, and finds them to be fairly stated.

Fair values of borrowings are estimated using Level 2 inputs based upon observable market data. The Company determines fair value for its borrowings using a discounted cash flow technique based upon expected cash flows and current spreads on FHLB advances with the same structure and terms. The Company also receives pricing information from third parties, including the FHLB. The pricing obtained is considered representative of the transfer price if the liabilities were assumed by a third party. The Company’s potential credit risk did not have a material impact on the quoted settlement prices used in measuring the fair value of the FHLB borrowings at March 31, 2016.

Certain assets are measured at fair value on a nonrecurring basis. For the Company, these include loans held for sale, collateral dependent impaired loans, and other real estate owned (“OREO”). During the first quarter of 2016, certain collateral dependent impaired loans were remeasured and reported at fair value through a specific valuation allowance and/or partial charge-offs for loan and lease losses based upon the fair value of the underlying collateral. Collateral values are estimated using Level 2 inputs based upon observable market data. In addition to collateral dependent impaired loans, certain other real estate owned were remeasured and reported at fair value based upon the fair value of the underlying collateral. The fair values of other real estate owned are estimated using Level 2 inputs based on observable market data or Level 3 inputs based on customized discounting criteria. In general, the fair values of other real estate owned are based upon appraisals, with discounts made to reflect estimated costs to sell the real estate. Upon initial recognition, fair value write-downs on other real estate owned are taken through a charge-off to the allowance for loan and lease losses. Subsequent fair value write-downs on other real estate owned are reported in other noninterest expense.

Three months ended March 31, 2016

		Fair value measurements at reporting date using:			Gain (losses) from fair value changes

	As of	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs	Three months ended
Assets:	03/31/2016	(Level 1)	(Level 2)	(Level 3)	03/31/2016
Impaired Loans	$1,987	$0	$1,987	$0	$9
Other real estate owned	432	0	432	0	11

Three months ended March 31, 2015

		Fair value measurements at reporting date using:			Gain (losses) from fair value changes

	As of	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs	Three months ended
Assets:	03/31/2015	(Level 1)	(Level 2)	(Level 3)	03/31/2015
Impaired Loans	$2,881	$0	$2,881	$0	$(80)
Other real estate owned	287	0	287	0	(68)

The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments at March 31, 2016 and December 31, 2015. The carrying amounts shown in the table are included in the Consolidated Statements of Condition under the indicated captions.

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

Estimated Fair Value of Financial Instruments

March 31, 2016
(in thousands)	Carrying Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets:

Cash and cash equivalents	$55,514	$55,514	$55,514	$0	$0
Securities - held to maturity	145,010	150,139	0	150,139	0
FHLB stock	25,727	25,727	0	25,727	0
Accrued interest receivable	17,484	17,484	0	17,484	0
Loans/leases, net[1]	3,788,383	3,813,734	0	1,987	3,811,747

Financial Liabilities:

Time deposits	$887,142	$887,887	$0	$887,887	$0
Other deposits	3,668,086	3,668,086	0	3,668,086	0
Fed funds purchased and securities sold under agreements to repurchase	116,551	117,939	0	117,939	0
Other borrowings	444,823	446,592	0	446,592	0
Trust preferred debentures	37,552	43,345	0	43,345	0
Accrued interest payable	1,879	1,879	0	1,879	0

Estimated Fair Value of Financial Instruments
December 31, 2015
(in thousands)	Carrying Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets:

Cash and cash equivalents	$58,257	$58,257	$58,257	$0	$0
Securities - held to maturity	146,071	146,686	0	146,686	0
FHLB and FRB stock	29,969	29,969	0	29,969	0
Accrued interest receivable	16,433	16,433	0	16,433	0
Loans/leases, net[1]	3,740,038	3,739,695	0	5,730	3,733,965

Financial Liabilities:

Time deposits	$855,133	$853,839	$0	$853,839	$0
Other deposits	3,540,173	3,540,173	0	3,540,173	0
Fed funds purchased and securities sold under agreements to repurchase	136,513	138,161	0	138,161	0
Other borrowings	525,709	527,041	0	527,041	0
Trust preferred debentures	37,509	45,190	0	45,190	0
Accrued interest payable	1,973	1,973	0	1,973	0

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

Item 2.      Management’s Discussion and Analysis of Financial Condition and Results of Operations

BUSINESS

Corporate Overview and Strategic Initiatives

Tompkins Financial Corporation (“Tompkins” or the “Company”) is headquartered in Ithaca, New York and is registered as a Financial Holding Company with the Federal Reserve Board under the Bank Holding Company Act of 1956, as amended. The Company is a locally oriented, community-based financial services organization that offers a full array of products and services, including commercial and consumer banking, leasing, trust and investment management, financial planning and wealth management, and insurance services. At March 31, 2016, the Company’s subsidiaries included: four wholly-owned banking subsidiaries, Tompkins Trust Company (the “Trust Company”), The Bank of Castile (DBA Tompkins Bank of Castile), Mahopac Bank (formerly known as Mahopac National Bank, DBA Tompkins Mahopac Bank), VIST Bank (DBA Tompkins VIST Bank); and a wholly-owned insurance agency subsidiary, Tompkins Insurance Agencies, Inc. (“Tompkins Insurance”). The Trust Company provides a full array of trust and investment services under the Tompkins Financial Advisors brand, including investment management, trust and estate, financial and tax planning as well as life, disability and long-term care insurance services. The Company’s principal offices are located at The Commons, Ithaca, New York, 14851, and its telephone number is (888) 503-5753. The Company’s common stock is traded on the NYSE MKT LLC under the symbol “TMP.”

The Company’s strategic initiatives include diversification within its markets, growth of its fee-based businesses, and growth internally and through acquisitions of financial institutions, branches, and financial services businesses. As such, the Company from time to time considers acquiring banks, thrift institutions, branch offices of banks or thrift institutions, or other businesses within markets currently served by the Company or in other locations that would complement the Company’s business or its geographic reach. The Company generally targets merger or acquisition partners that are culturally similar and have experienced management and possess either significant market presence or have potential for improved profitability through financial management, economies of scale and expanded services. The Company has pursued acquisition opportunities in the past, and continues to review new opportunities. The Company’s most recent acquisition, of a property and casualty insurance agency located in western New York, was completed effective January 1, 2016, as described below under “Business Segments”.

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

Effective, January 1, 2016, Tompkins Insurance acquired all the outstanding shares of Shepard, Maxwell & Hale Insurance, a property and casualty insurance agency located in western New York. The acquisition-date fair value of the merger consideration was $2.2 million and included $0.2 million of cash and 32,553 shares of Tompkins’ common stock ($2.0 million). Including the present value of expected contingent payments, the Company recorded the following intangible assets as a result of the acquisition: goodwill ($0.8 million), customer related intangible ($1.1 million) and a covenant-not-to-compete ($0.3 million). The values of the customer related intangible and covenant-not-to-compete are being amortized over 15 years and 5 years, respectively. The goodwill is not being amortized but will be evaluated at least annually for impairment. The goodwill is not deductible for taxes.

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

OTHER IMPORTANT INFORMATION

The following discussion is intended to provide an understanding of the consolidated financial condition and results of operations of the Company for the three months ended March 31, 2016. It should be read in conjunction with the Company’s Audited Consolidated Financial Statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, and the Unaudited Consolidated Financial Statements and notes thereto included in Part I of this Quarterly Report on Form 10-Q.

In this Report there are comparisons of the Company’s performance to that of a peer group. Unless otherwise stated, this peer group is comprised of the group of 117 domestic bank holding companies with $3 billion to $10 billion in total assets as defined in the Federal Reserve’s “Bank Holding Company Performance Report” for December 31, 2015 (the most recent report available).

Forward-Looking Statements

The Company is making this statement in order to satisfy the “Safe Harbor” provision contained in the Private Securities Litigation Reform Act of 1995. The statements contained in this Quarterly Report on Form 10-Q that are not statements of historical fact may include forward-looking statements that involve a number of risks and uncertainties. Such forward-looking statements are made based on management’s expectations and beliefs concerning future events impacting the Company and are subject to certain uncertainties and factors relating to the Company’s operations and economic environment, all of which are difficult to predict and many of which are beyond the control of the Company. These uncertainties and factors that could cause actual results of the Company to differ materially from those matters expressed and/or implied by such forward-looking statements. The following factors are among those that could cause actual results to differ materially from the forward-looking statements: changes in general economic, market and regulatory conditions; the development of an interest rate environment that may adversely affect the Company’s interest rate spread, other income or cash flow anticipated from the Company’s operations, investment and/or lending activities; changes in laws and regulations affecting banks, insurance companies, bank holding companies and/or financial holding companies, such as the Dodd-Frank Wall Street Reform and Consumer Protection Act and Basel III; technological developments and changes; the ability to continue to introduce competitive new products and services on a timely, cost-effective basis; governmental and public policy changes, including environmental regulation; protection and validity of intellectual property rights; reliance on large customers; the expenses and reputational damage if there were ever a material cybersecurity breach; financial resources in the amounts, at the times and on the terms required to support the Company’s future businesses; and other factors discussed elsewhere in this Quarterly Report on Form 10-Q and in other reports we file with the SEC, in particular the “Risk Factors” discussed in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. In addition, such forward-looking statements could be affected by general industry and market conditions and growth rates, general economic and political conditions (including changes in economic conditions in the Company’s primary market areas), including interest rate and currency exchange rate fluctuations, and other factors.

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

For additional information on critical accounting policies and to gain a greater understanding of how the Company’s financial performance is reported, refer to Note 1 – “Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements, and the section captioned “Critical Accounting Policies” in Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. There have been no significant changes in the Company’s application of critical accounting policies since December 31, 2015. Refer to Note 3 – “Accounting Standards Updates” in the Notes to Unaudited Consolidated Financial Statements included in Part I of this Quarterly Report on Form 10-Q for a discussion of recent accounting updates.

OVERVIEW

Net income for the first quarter was $14.2 million or $0.94 diluted earnings per share, compared to $12.7 million or $0.84 diluted earnings per share for the same period in 2015. Net interest income of $44.0 million for the quarter ended March 31, 2016 was up compared to the $41.2 million reported for the same period in 2015.

Return on average assets (“ROA”) for the quarter ended March 31, 2016 was 0.99%, compared to 0.97% for the quarter ended March 31, 2015. Return on average shareholders’ equity (“ROE”) for the first quarter of 2016 was 10.77%, compared to 10.35%, for the same period in 2015. Tompkins’ 2016 first quarter ROA and ROE compare to the most recent peer average ratios of 0.97% and 8.68%, respectively, ranking Tompkins’ ROA in the 65th percentile and ROE in the 83rd percentile of the peer group.

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

Banking Segment

The banking segment reported net income of $12.9 million for the first quarter of 2016, up $1.8 million or 16.2% from net income of $11.1 million for the same period in 2015.

Net interest income of $44.0 million for the first quarter of 2016 was up $2.8 million or 6.9% over the same period in 2015. Growth in average earning assets and lower funding costs offset the effect of lower asset yields and contributed to favorable year-over-year comparisons. Net interest margin for the three months ended March 31, 2016 was 3.36% compared to 3.45% for the same period prior year. Although down from the same period prior year, the net interest margin for the current period is consistent with the most recent three prior quarters.

The provision for loan and lease losses was $855,000 for the three months ended March 31, 2016; up from $209,000 for the same period in 2015. The increase in provision expense was largely attributable to growth in total loans and lower net recoveries.

Noninterest income for the three months ended March 31, 2016 of $6.3 million was down $118,000 or 1.8% compared to the same period in 2015. The decrease was mainly in miscellaneous income sources, with no one item accounting for a significant amount of the total.

Noninterest expense of $30.4 million for the first quarter was down $576,000 or 1.9% compared to the same period in 2015. The favorable quarterly comparison is mainly a result of lower pension and healthcare expense. These favorable items were partially offset by an increase in salaries and wages due to normal annual merit and market increases, increases in incentive compensation, as well as an increase in the number of employees.

Insurance Segment

The insurance segment reported net income of $758,000 for the three months ended March 31, 2016; down $80,000 or 9.5% from the first quarter of 2015. Revenue was up $193,000 or 2.6% in the first quarter of 2016, compared to the same period in 2015. The increase was partially due to the acquisition of an insurance agency in the first quarter of 2016, as described above under “Business Segments”. Noninterest expenses for the three months ended March 31, 2016 were up $324,000 or 5.4% compared to the first quarter of 2015. The increase in noninterest expense for the first quarter of 2016 is the result of increases in salaries and wages reflecting normal annual merit adjustments and sales commissions, and expenses related to the acquisition.

Wealth Management Segment

The wealth management segment reported net income of $568,000 for the three months ended March 31, 2016, down $196,000 or 25.7% compared to the first quarter of 2015. Revenue declined $217,000 or 5.3% for the first quarter of 2016 compared to the same period of the prior year. Although we have seen an increase in assets year-over-year, concentration in lower margin business lines has contributed to the overall decrease in investment services income. Noninterest expenses for the three months ended March 31, 2016 were up $67,000 or 2.2%. The first quarter increase in noninterest expense is due primarily to increases in salaries and wages reflecting normal annual merit adjustments.

Average Consolidated Statements of Condition and Net Interest Analysis (Unaudited)

	Year to Date Period Ended			Year to Date Period Ended
	March 31, 2016			March 31, 2015
	Average			Average
	Balance		Average	Balance		Average
(Dollar amounts in thousands)	(YTD)	Interest	Yield/Rate	(YTD)	Interest	Yield/Rate
ASSETS

Interest-earning assets

Interest-bearing balances due from banks	$2,094	$2	0.38%	$1,388	$1	0.29%
Securities (1)
U.S. Government securities	1,458,755	7,903	2.18%	1,435,574	7,853	2.22%
Trading securities	7,248	81	4.49%	8,858	94	4.30%
State and municipal (2)	97,631	838	3.45%	88,304	870	4.00%
Other securities (2)	3,686	31	3.38%	3,764	30	3.23%
Total securities	1,567,320	8,853	2.27%	1,536,500	8,847	2.34%
FHLBNY and FRB stock	27,799	298	4.31%	20,765	347	6.78%

Total loans and leases, net of unearned income (2)(3)	3,791,207	41,185	4.37%	3,398,319	37,954	4.53%

Total interest-earning assets	5,388,420	50,338	3.76%	4,956,972	47,149	3.86%

Other assets	341,851			358,030

Total assets	5,730,271			5,315,002

LIABILITIES & EQUITY

Deposits

Interest-bearing deposits
Interest bearing checking, savings, & money market	2,533,185	956	0.15%	2,348,973	990	0.17%
Time deposits	868,095	1,643	0.76%	905,981	1,631	0.73%
Total interest-bearing deposits	3,401,280	2,599	0.31%	3,254,954	2,621	0.33%
Federal funds purchased & securities sold under
agreements to repurchase	126,262	666	2.12%	142,359	670	1.91%
Other borrowings	502,319	1,417	1.13%	347,690	1,139	1.33%
Trust preferred debentures	37,524	589	6.31%	37,352	570	6.19%
Total interest-bearing liabilities	4,067,385	5,271	0.52%	3,782,355	5,000	0.54%
Noninterest bearing deposits	1,067,638			973,212
Accrued expenses and other liabilities	66,934			62,388
Total liabilities	5,201,957			4,817,955

Tompkins Financial Corporation Shareholders’ equity	526,846			495,579

Noncontrolling interest	1,468			1,468
Total equity	528,314			497,047

Total liabilities and equity	$5,730,271			$5,315,002
Interest rate spread			3.24%			3.32%
Net interest income/margin on earning assets		45,067	3.36%		42,149	3.45%

Tax Equivalent Adjustment		(1,029)			(921)

Net interest income per consolidated financial statements		$44,038			$41,228
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

Net Interest Income

Net interest income is the Company’s largest source of revenue, representing 71.56% of total revenues for the three months ended March 31, 2016, compared to 70.03% for the same period in 2015. Net interest income is dependent on the volume and composition of interest earning assets and interest-bearing liabilities and the level of market interest rates.

The above table shows average interest-earning assets and interest-bearing liabilities, and the corresponding yield or cost associated with each. Taxable-equivalent net interest income for the three months ended March 31, 2016 was up 6.9% when compared to the same period in 2015. Growth in average earning assets, which were up $431.4 million or 8.7%, helped offset a 9 basis point drop in net interest margin from 3.45% for the first quarter of 2015 to 3.36% for the first quarter of 2016. Although down from the same quarter prior year, the net interest margin for the first quarter of 2016 remained fairly consistent with the most recent three prior quarters. The decrease in the year over year net interest margin reflects lower yields on average earning assets as a result of the low interest rate environment. As of March 31, 2016 average loans and average securities totaled 70.4% and 29.1%, respectively, of average earning assets compared with 68.6% and 31.0%, respectively, at March 31, 2015.

Taxable-equivalent interest income for the first quarter of 2016 was $50.3 million, up 6.8% when compared to the first quarter of 2015. The increase in taxable-equivalent interest income was mainly the result of an increase in average loans, which was somewhat offset by a decrease in the yield on average loans. Average loan balances for the three months ended March 31, 2016, were up $392.9 million or 11.6% while the average yield decreased 16 basis points from the same period in 2015. Average securities balances for the three months ended March 31, 2016 were up by $30.8 million or 2.0% from the same period in 2015.

Interest expense for the first quarter of 2016 increased by $271,000 or 5.4% compared to the first quarter in 2015, mainly a result of increased interest expense on other borrowings. The average rate paid on interest bearing deposits during the first quarter of 2016 was 0.31% compared to 0.33% from the first quarter in 2015. Average interest bearing deposits for the first quarter of 2016 were up $146.3 million or 4.5% compared to the same period in 2015. Average noninterest bearing deposits increased $94.4 million or 9.7% in the first quarter of 2016 over the first quarter of 2015. Average other borrowings for the first quarter increased by $154.6 million or 44.5% compared to the first quarter of 2015.

Provision for Loan and Lease Losses

The provision for loan and lease losses represents management’s estimate of the amount necessary to maintain the allowance for loan and lease losses at an appropriate level. The provision for loan and lease losses was $855,000 for the first quarter of 2016, as compared to $209,000 for the same period in 2015. The $646,000 increase in provision expense was a result of loan growth and lower recoveries. For the first three months of 2016, net charge-offs were $329,000 compared to net recoveries of $279,000 for the same period in 2015. The section captioned “Financial Condition – Allowance for Loan and Lease Losses and Nonperforming Assets” below has further details on the allowance for loan and lease losses and asset quality metrics.

Noninterest Income

Noninterest income was $17.5 million for the first quarter of 2016, relatively flat compared to $17.6 million for the same period prior year. Noninterest income represented 28.4% of total revenue for the three months ended March 31, 2016 compared to 30.0% in the first quarter of 2015.

Insurance commissions and fees were $7.6 million for the three months ended March 31, 2016, compared to $7.4 million for the same period in 2015. The increase for the year to date period in 2016 is mainly due to an acquisition completed on January 1, 2016 as described above under “Business Segments”.

Investment services revenue was $3.8 million in the first quarter of 2016, a decrease of 5.5% from $4.0 million in the first quarter of 2015. Investment services revenue includes trust services, financial planning, wealth management services, and brokerage related services. With fees largely based on the market value and the mix of assets managed, the general direction of the stock market can have a considerable impact on fee income. The fair value of assets managed by, or in custody of, Tompkins was $3.9 billion at March 31, 2016, up 2.3% from $3.8 billion at March 31, 2015. These figures include $1.2 billion and $1.1 billion, respectively, of Company-owned securities where the Trust Company is custodian.

Service charges on deposit accounts were up $107,000 or 5.0% for the first quarter of 2016, compared to the first quarter of 2015. The increase was mainly due to higher personal and business cycle fees, which were partially offset by decrease in net overdraft fees.

Card services income for the three months ended March 31, 2016, was up $123,000 or 6.8% compared to the same period in 2015. Debit card income, the largest component of card services income, was up $87,000 or 6.8% for the first quarter of 2016 compared to the same period in 2015.

The Company recognized gains on the sales/calls of available-for-sale securities of $232,000 for the three months ended March 31, 2016, which were down from gains of $290,000 for the same period in 2015. Sales of available-for-sale securities are generally the result of general portfolio maintenance and interest rate risk management.

Other income of $1.7 million in the first quarter of 2016 was down 15.8% from the first quarter of 2015. The significant components of other income are other service charges, increases in cash surrender value of corporate owned life insurance (“COLI”), gains on the sales of residential mortgage loans and income from miscellaneous equity investments. The decrease in 2016 compared to 2015 was mainly concentrated in miscellaneous other income.

Noninterest Expense

Noninterest expense of $39.5 million for the three months ended March 31, 2016 was down less than 1% compared to the same period in 2015.

Salaries and wages expense for the three months ended March 31, 2016 were up by $1.4 million or 8.1% compared with the same period in 2015. The increases reflect annual merit increases, additional employees, and higher accruals for incentive compensation. Pension and other employee related benefit expenses were down 11.9% for the first quarter of 2016 compared to the same period in 2015. Pension expense was down year over year, mainly attributable to the curtailment of the Company’s defined benefit pension plan in the second quarter of 2015. Healthcare expense was also down in the first quarter of 2016 compared to the first quarter of 2015.

Other operating expense for the three months ended March 31, 2016 was down 10.4% compared to the same period prior year.

Income Tax Expense

The provision for income taxes was $7.0 million for an effective rate of 32.9% for the first quarter of 2016, compared to tax expense of $6.3 million and an effective rate of 33.0% for the same quarter in 2015. The effective rates differ from the U.S. statutory rate of 35.0% during the comparable periods primarily due to the effect of tax-exempt income from loans, securities and life insurance assets.

FINANCIAL CONDITION

Total assets were $5.8 billion at March 31, 2016, up $75.0 million or 1.3% over December 31, 2015. The growth over year-end was primarily attributable to growth in originated loans, which were up $60.0 million or 1.8%. This growth was partially offset by a decrease in acquired loans, which were down $11.2 million or 2.4%. Total deposits increased $159.9 million or 3.6% compared to December 31, 2015, mainly a result of a seasonal inflow of municipal deposits. Other borrowings, mainly overnight advances with the FHLB, decreased $80.9 million or 15.1% from December 31, 2015, as a result of higher deposit balances.

Securities

As of March 31, 2016, the Company’s securities portfolio was $1.6 billion or 27.5% of total assets, compared to $1.5 billion or 27.0% of total assets at year-end 2015. The following table details the composition of available-for-sale and held-to-maturity securities.

Available-for-Sale Securities
	03/31/2016		12/31/2015
(in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Obligations of U.S. Government sponsored entities	$523,478	$535,893	$551,176	$552,893
Obligations of U.S. states and political subdivisions	85,443	86,521	83,981	84,726
Mortgage-backed securities
U.S. Government agencies	136,417	137,589	94,459	94,678
U.S. Government sponsored entities	666,575	668,455	656,947	650,097
Non-U.S. Government agencies or sponsored entities	144	145	192	194
U.S. corporate debt securities	2,500	2,162	2,500	2,162
Total debt securities	1,414,557	1,430,765	1,389,255	1,384,750
Equity securities	1,000	944	1,000	934
Total available-for-sale securities	$1,415,557	$1,431,709	$1,390,255	$1,385,684

Held-to-Maturity Securities
	03/31/2016		12/31/2015
(in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Obligations of U.S. Government sponsored entities	$132,387	$137,110	$132,482	$132,687
Obligations of U.S. states and political subdivisions	$12,623	$13,029	$13,589	$13,999
Total held-to-maturity debt securities	$145,010	$150,139	$146,071	$146,686

Net unrealized gains of $16,152, which represent the amount by which the fair value exceeds amortized cost, in the available-for-sale securities portfolio increased as of March 31, 2016, compared to net unrealized losses of $4,571 at December 31, 2015, as a result of a decline in market interest rates. Management’s policy is to purchase investment grade securities that on average have relatively short duration, which helps mitigate interest rate risk and provides sources of liquidity without significant risk to capital. The decrease in the held-to-maturity portfolio was due to maturities of Obligations of U.S. states and political subdivisions during the three month period ended March 31, 2016.

Quarterly, the Company evaluates all investment securities with a fair value less than amortized cost to identify any other-than-temporary impairment as defined under generally accepted accounting principles.

As a result of the other-than-temporarily impairment review process, the Company did not consider any investment security held at March 31, 2016 to be other-than-temporarily impaired. Future changes in interest rates or the credit quality and credit support of the underlying issuers may reduce the market value of these and other securities. If such decline is determined to be other than temporary, the Company will record the necessary charge to earnings and/or accumulated other comprehensive income to reduce the securities to their then current fair value.

The Company maintained a trading portfolio with a fair value of $7.0 million as of March 31, 2016, compared to $7.4 million at December 31, 2015. The decrease in the trading portfolio reflects maturities or payments during the three months ended March 31, 2016. For the three months ended March 31, 2016, net mark-to-market losses related to the securities trading portfolio were $46,000, compared to net mark-to-market losses of $63,000 for the three months ended March 31, 2015.

Loans and Leases

Loans and leases at March 31, 2016 and December 31, 2015 were as follows:

	03/31/2016			12/31/2015
(in thousands)	Originated	Acquired	Total Loans and Leases	Originated	Acquired	Total Loans and Leases
Commercial and industrial
Agriculture	$74,890	$0	$74,890	$88,299	$0	$88,299
Commercial and industrial other	769,047	86,542	855,589	768,024	84,810	852,834
Subtotal commercial and industrial	843,937	86,542	930,479	856,323	84,810	941,133
Commercial real estate
Construction	115,584	2,109	117,693	103,037	4,892	107,929
Agriculture	94,300	2,013	96,313	86,935	2,095	89,030
Commercial real estate other	1,214,190	278,023	1,492,213	1,167,250	284,952	1,452,202
Subtotal commercial real estate	1,424,074	282,145	1,706,219	1,357,222	291,939	1,649,161
Residential real estate
Home equity	199,245	40,842	240,087	202,578	42,092	244,670
Mortgages	834,298	26,871	861,169	823,841	27,491	851,332
Subtotal residential real estate	1,033,543	67,713	1,101,256	1,026,419	69,583	1,096,002
Consumer and other
Indirect	17,714	0	17,714	17,829	0	17,829
Consumer and other	40,002	985	40,987	40,904	911	41,815
Subtotal consumer and other	57,716	985	58,701	58,733	911	59,644
Leases	14,426	0	14,426	14,861	0	14,861
Covered loans	0	12,737	12,737	0	14,031	14,031
Total loans and leases	3,373,696	450,122	3,823,818	3,313,558	461,274	3,774,832
Less: unearned income and deferred costs and fees	(2,905)	0	(2,905)	(2,790)	0	(2,790)
Total loans and leases, net of unearned income and deferred costs and fees	$3,370,791	$450,122	$3,820,913	$3,310,768	$461,274	$3,772,042

Residential real estate loans, including home equity loans at March 31, 2016 were $1.1 billion, which was comparable to December 31, 2015, and comprised 28.8% of total loans and leases. Growth in residential loan balances is impacted by the Company’s decision to retain these loans or sell them in the secondary market due to interest rate considerations. The Company’s Asset/Liability Committee meets regularly and establishes standards for selling and retaining residential real estate mortgage originations.

The Company may sell residential real estate loans in the secondary market based on interest rate considerations. These residential real estate loans are generally sold to Federal Home Loan Mortgage Corporation (“FHLMC”) or State of New York Mortgage Agency (“SONYMA”) without recourse in accordance with standard secondary market loan sale agreements. These residential real estate loans also are subject to customary representations and warranties made by the Company, including representations and warranties related to gross incompetence and fraud. The Company has not had to repurchase any loans as a result of these representations and warranties. While in the past in rare circumstances the Company agreed to sell residential real estate loans with recourse, the Company has not done so in the past several years and the amount of such loans included on the Company’s balance sheet at March 31, 2016 was insignificant. The Company has never had to repurchase a loan sold with recourse.

During the first three months of 2016 and 2015, the Company sold residential mortgage loans totaling $800,000 and $300,000, respectively, and realized gains on these sales of $23,000 and $4,000, respectively. These residential real estate loans were sold without recourse in accordance with standard secondary market loan sale agreements. When residential mortgage loans are sold, the Company typically retains all servicing rights, which provides the Company with a source of fee income. Mortgage servicing rights, at amortized basis, totaled $863,000 at March 31, 2016 and $894,000 at December 31, 2015.

The Company underwrites residential real estate loans in accordance with secondary market standards in effect at the time of origination, including loan-to-value (“LTV”) and documentation requirements. The Company does not underwrite low or reduced documentation loans other than those that meet secondary market standards for low or reduced documentation loans.

Commercial and industrial loans and commercial real estate loans totaled $930.5 million and $1.7 billion, and represented 24.4% and 44.7%, respectively of total loans as of March 31, 2016. The commercial real estate portfolio was up 3.5% over year-end 2015, while commercial and industrial loans were down 1.1%. As of March 31, 2016, agriculturally-related loans totaled $171.2 million or 4.5% of total loans and leases, down from $177.3 million or 4.7% of total loans and leases at December 31, 2015. There is generally an increase in agriculturally-related loans at year-end related to year-end planning and these loans are typically paid down over the first part of the year. Agriculturally-related loans are primarily made based on identified cash flows of the borrower with consideration given to underlying collateral, personal guarantees, and government related guarantees. Agriculturally-related loans are generally secured by the assets or property being financed or other business assets such as accounts receivable, livestock, equipment or commodities/crops.

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

The carrying value of loans acquired and accounted for in accordance with ASC Subtopic 310-30, “Receivables Loans and Debt Securities Acquired with Deteriorated Credit Quality,” was $25.5 million at March 31, 2016 as compared to $26.5 million at December 31, 2015. Under ASC Subtopic 310-30, loans may be aggregated and accounted for as pools of loans if the loans being aggregated have common risk characteristics. The Company elected to account for the loans with evidence of credit deterioration individually rather than aggregate them into pools. The difference between the undiscounted cash flows expected at acquisition and the investment in the acquired loans, or the “accretable yield,” is recognized as interest income utilizing the level-yield method over the life of each loan. Contractually required payments for interest and principal that exceed the undiscounted cash flows expected at acquisition, or the “non-accretable difference,” are not recognized as a yield adjustment, as a loss accrual or as a valuation allowance.

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

The carrying value of loans not exhibiting evidence of credit impairment at the time of the acquisition (i.e. loans outside of the scope of ASC 310-30) was $424.7 million at March 31, 2016. At acquisition, these loans were recorded at fair value, including a credit discount. Credit losses on acquired performing loans are estimated based on analysis of the performing portfolio. The purchased performing portfolio also included a general interest rate mark (premium). Both the credit discount and interest rate mark are accreted/amortized as a yield adjustment over the estimated lives of the loans. Interest is accrued daily on the outstanding principal balance of purchased performing loans.

At March 31, 2016, acquired loans included $12.7 million of covered loans. VIST Financial Corp had acquired these loans in an FDIC assisted transaction in the fourth quarter of 2010. In accordance with loss sharing agreements with the FDIC, certain losses and expenses relating to covered loans may be reimbursed by the FDIC at 70% or, if certain levels of reimbursement are reached, 80%. See Note 7 – “FDIC Indemnification Asset Related to Covered Loans” in the Notes to Unaudited Condensed Consolidated Financial Statements included in Part I of this Quarterly Report on Form 10-Q.

The Company has adopted comprehensive lending policies, underwriting standards and loan review procedures. Management reviews these policies and procedures on a regular basis. The Company discussed its lending policies and underwriting guidelines for its various lending portfolios in Note 3 – “Loans and Leases” in the Notes to Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. There have been no significant changes in these policies and guidelines. As such, these policies are reflective of new originations as well as those balances held at March 31, 2016. The Company’s Board of Directors approves the lending policies at least annually. The Company recognizes that exceptions to policy guidelines may occasionally occur and has established procedures for approving exceptions to these policy guidelines. Management has also implemented reporting systems to monitor loan originations, loan quality, concentrations of credit, loan delinquencies and nonperforming loans and potential problem loans.

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

(in thousands)	03/31/2016	12/31/2015	03/31/2015

Allowance for originated loans and leases

Commercial and industrial	$9,291	$10,495	$9,830
Commercial real estate	17,108	15,479	12,338
Residential real estate	4,275	4,070	4,665
Consumer and other	1,307	1,268	1,857
Total	$31,981	$31,312	$28,690

(in thousands)	03/31/2016	12/31/2015	03/31/2015

Allowance for acquired loans

Commercial and industrial	$433	$433	$563
Commercial real estate	33	61	166
Residential real estate	59	198	43
Consumer and other	24	0	23
Total	$549	$692	$795

As of March 31, 2016, the total allowance for loan and lease losses was $32.5 million, which was up $526,000 or 1.6% over year-end 2015. The increase in the allowance compared to year-end was mainly due to growth in the originated loan portfolio. Loans internally-classified Special Mention, Substandard and Doubtful were down from prior year end as were the level of nonperforming loans and leases. The allowance for loan and lease losses covered 156.88% of nonperforming loans and leases as of March 31, 2016, compared to 146.74% at December 31, 2015, and 145.11% at March 31, 2015.

The Company’s allowance for originated loan and lease losses totaled $32.0 million at March 31, 2016, which represented 0.95% of total originated loans, unchanged from December 31, 2015, and down from 0.99% at March 31, 2015. Originated loans internally-classified as Special Mention, Substandard and Doubtful totaled $38.4 million at March 31, 2016, which were up $571,000 or 1.5% compared to prior quarter, and down $15.7 million or 29.0% compared to March 31, 2015. Originated nonaccrual loans were $12.7 million at March 31, 2016 compared to $13.5 million at December 31, 2015, and $13.8 million at March 31, 2015. I think this is where Barb wanted us to add a comment that for the performing acquired portfolio we have credit and interest rate marks on books -

As part of the determination of the fair value of acquired loans at the time of acquisition, the Company established a credit mark to provide for future losses in the acquired loan portfolio.  To the extent that credit quality deteriorates subsequent to acquisition, such deterioration will result in the establishment of an allowance for the acquired portfolio.  As of March 31, 2016, the allowance for acquired loans was $549,000, down $143,000 or 20.7% from year-end 2015 and down $246,000 or 30.9% compared to March 31, 2015. The amount of acquired loans internally-classified as Special Mention, Substandard and Doubtful totaled $18.0 million at March 31, 2016, up from $17.5 million at prior quarter end and down from $26.8 million at March 31, 2015. Nonaccrual acquired loans were $4.1 million as of March 31, 2016 compared to $4.3 million at 2015 year end, and $4.7 million at March 31, 2015.

Activity in the Company’s allowance for loan and lease losses during the first three months of 2016 and 2015 is illustrated in the table below.

Analysis of the Allowance for Originated Loan and Lease Losses

(in thousands)	03/31/2016	03/31/2015
Average originated loans outstanding during period	$3,335,520	$2,856,175
Balance of originated allowance at beginning of year	$31,312	$28,156

ORIGINATED LOANS CHARGED-OFF:
Commercial and industrial	115	2
Commercial real estate	0	14
Residential real estate	200	93
Consumer and other	246	267
Total loans charged-off	$561	$376

RECOVERIES OF ORIGINATED LOANS PREVIOUSLY CHARGED-OFF:
Commercial and industrial	18	147
Commercial real estate	211	208
Residential real estate	17	47
Consumer and other	112	168
Total loans recoveries	$358	$570
Net loans charged-off (recovered)	203	(194)
Additions to originated allowance charged to operations	872	340
Balance of originated allowance at end of period	$31,981	$28,690
Allowance for originated loans and leases as a percentage of originated loans and leases	0.95%	0.99%
Annualized net (recoveries) charge-offs on originated loans to average total originated loans and leases during the period	0.02%	(0.03%)

Analysis of the Allowance for Acquired Loan Losses

(in thousands)	03/31/2016	03/31/2015
Average acquired loans outstanding during period	$455,687	$542,144
Balance of acquired allowance at beginning of year	692	841

ACQUIRED LOANS CHARGED-OFF:
Commercial and industrial	63	1
Residential real estate	16	30
Consumer and other	93	0
Total loans charged-off	$172	$31

RECOVERIES OF ACQUIRED LOANS PREVIOUSLY CHARGED-OFF:
Commercial and industrial	0	7
Commercial real estate	46	107
Residential real estate	0	2
Total loans recovered	$46	$116
Net loans charged-off (recovered)	126	(85)
Additions to acquired allowance (credited) charged to operations	(17)	(131)
Balance of acquired allowance at end of period	$549	$795
Allowance for acquired loans as a percentage of acquired loans outstanding	0.12%	0.15%
Annualized net charge-offs (recoveries) on acquired loans as a percentage of average acquired loans outstanding during the period	0.11%	(0.06%)
Annualized total net charge-offs (recoveries) as a percentage of average loans and leases outstanding during the period	0.03%	(0.03%)

Total net loan and lease charge-offs (recoveries) totaled $329,000 for the three months ended March 31, 2016, compared to $(279,000) for the same period in 2015. Annualized net charge-offs (recoveries) as a percentage of average total loans and leases for the three month period ended March 31, 2016 was 0.03% compared to (0.03%) for the three months ended March 31, 2015. The most recent peer percentage is 0.09%. The peer data is from the Federal Reserve Board and represents banks or bank holding companies with assets between $3.0 billion and $10.0 billion.

The provision for loan and lease losses was $855,000 for the first three months of 2016 compared to $209,000 for the first three months of 2015. The provision for originated loan and lease losses was $872,000 for the three months ended March 31, 2016, compared to $340,000 for the same period in 2015. The increase in provision for originated loan and lease losses in 2016 compared to 2015 was mainly a result of growth in the originated portfolio, and asset quality metrics.  For the first quarter of 2016, the acquired portfolio had provision recapture of $17,000 compared to provision recapture of $131,000 for the first quarter of 2015, reflecting lower recoveries in the first quarter 2016, compared to same period prior year.

Analysis of Past Due and Nonperforming Loans

(in thousands)	03/31/2016[1]	12/31/2015[1]	03/31/2015[1]
Loans 90 days past due and accruing
Commercial and industrial	$0	$0	$0
Residential real estate	57	58	236
Total loans 90 days past due and accruing	57	58	236
Nonaccrual loans
Commercial and industrial	1,141	1,738	1,629
Commercial real estate	6,723	6,054	7,058
Residential real estate	8,788	9,863	9,564
Consumer and other	164	182	243
Total nonaccrual loans	16,816	17,837	18,494
Troubled debt restructurings not included above	3,862	3,915	1,589
Total nonperforming loans and leases	20,735	21,810	20,319
Other real estate owned	1,865	2,692	5,816
Total nonperforming assets	$22,600	$24,502	$26,135
Allowance as a percentage of nonperforming loans and leases	156.88%	146.74%	145.11%
Total nonperforming loans and leases as percentage of total loans and leases	0.54%	0.58%	0.59%
Total nonperforming assets as percentage of total assets	0.39%	0.43%	0.49%

[1] The March 31, 2016, December 31, 2015, and March 31, 2015 columns in the above table exclude $1.9 million, $2.5 million, and $3.5 million, respectively, of acquired loans that are 90 days past due and accruing interest. These loans were originally recorded at fair value on the acquisition date of August 1, 2012. These loans are considered to be accruing as we can reasonably estimate future cash flows on these acquired loans and we expect to fully collect the carrying value of these loans. Therefore, we are accreting the difference between the carrying value of these loans and their expected cash flows into interest income.

Nonperforming assets include nonaccrual loans, troubled debt restructurings (“TDR”), and foreclosed real estate/other real estate owned. Nonperforming assets represented 0.39% of total assets at March 31, 2016, compared to 0.43% at December 31, 2015, and 0.49% at March 31, 2015. The Company’s ratio of nonperforming assets to total assets continues to compare favorably to our peer group’s most recent ratio of 0.90% at December 31, 2015.

Total nonperforming loans and leases were down $1.1 million or 4.9% from year end 2015, and down $416,000 or 2.1% from March 31, 2015. Total nonperforming assets were down $1.9million from December 31, 2015 and $3.5 million from March 31, 2015.

Loans are considered modified in a TDR when, due to a borrower’s financial difficulties, the Company makes a concession(s) to the borrower that it would not otherwise consider and the borrower could not obtain elsewhere. These modifications may include, among others, an extension of the term of the loan, and granting a period when interest-only payments can be made, with the principal payments made over the remaining term of the loan or at maturity. TDRs are included in the above table within the following categories: “loans 90 days past due and accruing”, “nonaccrual loans”, or “troubled debt restructurings not included above”. Loans in the latter category include loans that meet the definition of a TDR but are performing in accordance with the modified terms and therefore classified as accruing loans. At March 31, 2016 the Company had $9.2 million in TDRs, and of that total $5.3 million were reported as nonaccrual and $3.9 million were considered performing and included in the table above.

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

The Company’s recorded investment in loans and leases that are considered impaired totaled $16.1 million at March 31, 2016, compared to $16.2 million at December 31, 2015 and $16.3 million at March 31, 2015. A loan is impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impaired loans consist of our non-homogenous nonaccrual loans, and all TDRs. Specific reserves on individually identified impaired loans that are not collateral dependent are measured based on the present value of expected future cash flows discounted at the original effective interest rate of each loan. For loans that are collateral dependent, impairment is measured based on the fair value of the collateral less estimated selling costs, and such impaired amounts are generally charged off.

The average recorded investment in impaired loans and leases was $16.8 million for the quarter ending March 31, 2016, compared to $17.3 million for the same period prior year. At March 31, 2016 there was a specific reserve of $813,000 on impaired loans compared to $849,000 of specific reserves at December 31, 2015. The specific reserve reported at March 31, 2016 includes specific reserves totaling $349,000 for two commercial real estate loan and one commercial loan in the originated portfolio and specific reserves totaling $465,000 on 3 loans within the acquired portfolio. The majority of impaired loans are collateral dependent impaired loans that have limited exposure or require limited specific reserve because of the amount of collateral support with respect to these loans and previous charge-offs. Interest payments on impaired loans are typically applied to principal unless collectability of the principal amount is reasonably assured. In these cases, interest is recognized on a cash basis.

The ratio of the allowance to nonperforming loans (loans past due 90 days and accruing, nonaccrual loans and restructured troubled debt) was 156.88% at March 31, 2016, improved from 146.74% in December 31, 2015, and 145.11% at March 31, 2015. The improvement in the ratio reflects the decrease in nonperforming loans over the year as well as an increase in the total allowance. The Company’s nonperforming loans are mostly made up of collateral dependent impaired loans with limited exposure or require limited specific reserve due to the level of collateral available with respect to these loans and/or previous charge-offs. The Company’s peer group ratio as provided by the Federal Reserve Bank was 188.69% as of December 31, 2015.

Management reviews the loan portfolio continuously for evidence of potential problem loans and leases. Potential problem loans and leases are loans and leases that are currently performing in accordance with contractual terms, but where known information about possible credit problems of the related borrowers causes management to have doubt as to the ability of such borrowers to comply with the present loan payment terms and may result in such loans and leases becoming nonperforming at some time in the future. Management considers loans and leases classified as Substandard, which continue to accrue interest, to be potential problem loans and leases. The Company, through its internal loan review function, identified 29 commercial relationships from the originated portfolio and 27 commercial relationships from the acquired portfolio totaling $11.6 million and $13.9 million, respectively at March 31, 2016 that were potential problem loans. At December 31, 2015, the Company had identified 29 commercial relationships totaling $12.2 million in the originated portfolio and 23 commercial relationships totaling $3.1 million in the acquired portfolio that were potential problem loans. Of the 29 commercial relationships in the originated portfolio at March 31, 2016, that were classified as Substandard, there were 3 relationships that equaled or exceeded $1.0 million, in aggregate totaling $5.9 million, the largest of which was $3.3 million. Of the 27 commercial relationships from the acquired loan portfolio at March 31, 2016, that were classified as Substandard, there were 4 relationships that equaled or exceeded $1.0 million, in aggregate totaling $6.1 million, the largest of which was $2.0 million. The Company continues to monitor these potential problem relationships; however, management cannot predict the extent to which continued weak economic conditions or other factors may further impact borrowers. These loans remain in a performing status due to a variety of factors, including payment history, the value of collateral supporting the credits, and personal or government guarantees. These factors, when considered in the aggregate, give management reason to believe that the current risk exposure on these loans does not warrant accounting for these loans as nonperforming. However, these loans do exhibit certain risk factors, which have the potential to cause them to become nonperforming. Accordingly, management’s attention is focused on these credits, which are reviewed on at least a quarterly basis.

Capital

Total equity was $539.9 million at March 31, 2016, an increase of $23.4 million or 4.5% from December 31, 2015. The increase reflects growth in retained earnings, additional paid-in capital and a reduction of accumulated other comprehensive losses.

Additional paid-in capital increased by $3.0 million, from $350.8 million at December 31, 2015, to $353.8 million at March 31, 2016. The increase is primarily attributable to the following: $1.9 million related to shares issued under the employee stock ownership plan, $1.7 million related to shares issued for an acquisition, $496,000 related to stock-based compensation and $172,000 related to shares issued for the exercise of stock options. These increases were partially offset by a $1.2 million reduction attributed to the repurchase of common stock. Retained earnings increased by $7.6 million from $197.4 million at December 31, 2015, to $205.0 million at March 31, 2016, reflecting net income of $14.2 million less dividends paid of $6.6 million. Accumulated other comprehensive loss declined from a net loss of $31.0 million at December 31, 2015 to a net loss of $18.3 million at March 31, 2016, reflecting a $12.4 million increase in unrealized gains on available-for-sale securities due to changes in market rates, and a $224,000 increase related to postretirement benefit plans. Under regulatory requirements, amounts reported as accumulated other comprehensive income/loss related to net unrealized gain or loss on available-for-sale securities and the funded status of the Company’s defined benefit post-retirement benefit plans do not increase or reduce regulatory capital and are not included in the calculation of risk-based capital and leverage ratios.

Cash dividends paid in the first three months of 2016 totaled approximately $6.6 million, representing 46.5% of year to date 2016 earnings. Cash dividends of $0.44 per common share paid in the first three months of 2016 were up 4.8% over cash dividends of $0.42 per common share paid in the first three months of 2015.

On July 24, 2014, the Company’s Board of Directors authorized, the repurchase of up to 400,000 shares of the Company’s outstanding common stock. Purchases may be made on the open market or in privately negotiated transactions over the 24 months following adoption of the repurchase program. The Company repurchased 22,356 shares in the first quarter of 2016 at an average price of $52.18. As of March 31, 2016, the Company had repurchased an aggregate of 191,303 shares under the plan at an average price of $48.51.

The Company and its banking subsidiaries are subject to various regulatory capital requirements administered by Federal banking agencies. In July 2013, the FRB approved and published the final Basel III Capital Rules establishing a comprehensive capital framework for U.S. banking organizations. The rules implement the Basel Committee’s December 2010 framework known as “Basel III” for strengthening international capital standards as well as certain provisions of the Dodd-Frank Act. The Basel III Capital Rules substantially revise the risk-based capital requirements applicable to bank holding companies and depository institutions, including Tompkins Financial, compared to the current U.S. risk-based capital rules. The Basel III Capital Rules define the components of capital, and address risk weights and other issues affecting the denominator in banking institutions’ regulatory capital ratios. It also replaces the existing risk-weighting approach, with a more risk-sensitive approach based, in part, on the standardized approach in the Basel Committee’s 2004 “Basel II” capital accords and implements the requirements of Section 939A of the Dodd-Frank Act to remove references to credit ratings utilized in the federal banking agencies’ rules. The Basel III Capital Rules were effective for Tompkins on January 1, 2015 (subject to a phase-in period).

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

In addition to setting higher minimum capital ratios, the new rules, introduce a capital conservation buffer, which must be added to each of the minimum capital ratios and is designed to absorb losses during periods of economic stress. The capital conservation buffer will be phased-in over five years beginning on January 1, 2016 and will range from 0.625% in year 1 to 2.5% when fully phased-in. As of March 31, 2016, all of the Company’s subsidiary banks are in compliance with the required conservation buffer of 0.625%. If a banking organization fails to hold capital above minimum capital ratios, including the capital conservation buffer, it will be subject to certain restrictions on capital distributions and discretionary bonus payments.

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

The following table provides a summary of the Company’s capital ratios as of March 31, 2016.

REGULATORY CAPITAL ANALYSIS
March 31, 2016	Actual		Well Capitalized Requirement
(dollar amounts in thousands)	Amount	Ratio	Amount	Ratio
Total Capital (to risk weighted assets)	$528,614	13.18%	$400,992	10.00%
Tier 1 Capital (to risk weighted assets)	$494,208	12.32%	$320,794	8.00%
Tier 1 Common Equity (to risk weighted assets)	$456,656	11.39%	$260,645	6.50%
Tier 1 Capital (to average assets)	$494,208	8.79%	$281,262	5.00%

As illustrated above, the Company’s capital ratios at March 31, 2016 remained above the minimum requirements for well capitalized institutions. Total capital as a percent of risk weighted assets increased from 13.0% as of December 31, 2015 to 13.2% at March 31, 2016. Tier 1 capital as a percent of risk weighted assets increased from 12.2% at the end of 2015 to 12.3% as of March 31, 2016. Tier 1 capital as a percent of average assets was 8.8% at March 31, 2016 which was flat compared to year-end December 31, 2015. Tier 1 common equity capital was 11.4% at the end of the first quarter of 2016, up compared to 11.3% at year-end 2015.

As of March 31, 2016 the capital ratios for the Company’s subsidiary banks also exceeded the minimum levels required to be considered well capitalized.

Deposits and Other Liabilities

Total deposits of $4.6 billion at March 31, 2016 increased $159.9 million or 3.6% from December 31, 2015. The increase from year-end 2015 was comprised mainly of increases in money market savings and interest bearing checking deposits (up $173.0 million), and time deposits accounts (up $32.0 million) partially offset by lower noninterest bearing deposits (down $45.1 million).

The most significant source of funding for the Company is core deposits. The Company defines core deposits as total deposits less time deposits of $250,000 or more, brokered deposits and municipal money market deposits. Core deposits grew by $88.9 million or 2.5% to $3.6 billion at March 31, 2016 from $3.5 billion at year-end 2015. Core deposits represented 79.2% of total deposits at March 31, 2016, compared to 80.1% of total deposits at December 31, 2015. The decrease in the percentage of core deposits to total deposits reflects growth in noncore deposits categories, mainly municipal deposits and time deposits of $250,000 or more, exceeding the growth in core deposits.

Municipal money market and savings accounts totaled $606.3 million at March 31, 2016, which was an increase of 7.1% over year-end 2015. In general, there is a seasonal pattern to municipal deposits starting with a low point during July and August. Account balances tend to increase throughout the fall and into the winter months from tax deposits and receive an additional inflow at the end of March from the electronic deposit of state funds.

The Company uses both retail and wholesale repurchase agreements. Retail repurchase agreements are arrangements with local customers of the Company, in which the Company agrees to sell securities to the customer with an agreement to repurchase those securities at a specified later date. Retail repurchase agreements totaled $46.5 million at March 31, 2016, and $66.3 million at December 31, 2015. Management generally views retail repurchase agreements as an alternative to large time deposits. The Company’s wholesale repurchase agreements totaled $70.0 million at March 31, 2016 and $70.2 million at December 31, 2015. At March 31, 2016 wholesale repurchase agreements included $55.0 million with the FHLB and $15.0 million with a large financial institution.

The Company’s other borrowings totaled $455.3 million at March 31, 2016, down $80.9 million or 15.1% from $536.3 million at December 31, 2015. Borrowings at March 31, 2016 included $179.8 million in FHLB overnight advances, $265.5 million of FHLB term advances, and a $10.0 million advance from a bank. Borrowings at year-end 2015 included $272.2 million in overnight advances from FHLB, $250.0 million of FHLB term advances, and a $13.5 million advance from a bank. Of the $265.5 million in FHLB term advances at March 31, 2016 $100.0 million are due over one year. In 2007, the Company elected the fair value option under FASB ASC Topic 825 for a $10.0 million advance with the FHLB. The fair value of this advance decreased by $57,000 (net mark-to-market gain of $57,000) over the three months ended March 31, 2016.

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

Non-core funding sources of $1.5 billion at March 31, 2016, decreased $29.9 million or 1.9% as compared to year-end 2015. Non-core funding sources, as a percentage of total liabilities, were 29.1% at March 31, 2016, compared to 29.9% at December 31, 2015.

Non-core funding sources may require securities to be pledged against the underlying liability. Securities carried at $1.3 billion and $1.2 billion at March 31, 2016, and December 31, 2015, respectively, were either pledged or sold under agreements to repurchase. Pledged securities represented 82.8% of total securities at March 31, 2016 compared to 81.2% of total securities at December 31, 2015.

Cash and cash equivalents totaled $55.5 million as of March 31, 2016, down from $58.3 million at December 31, 2015. Short-term investments, consisting of securities due in one year or less, decreased from $64.0 million at December 31, 2015, to $42.0 million on March 31, 2016. The Company also had $7.0 million of securities designated as trading securities at March 31, 2016.

Cash flow from the loan and investment portfolios provides a significant source of liquidity. These assets may have stated maturities in excess of one year, but have monthly principal reductions. Total mortgage-backed securities, at fair value, were $806.2 million at March 31, 2016 compared with $745.0 million at December 31, 2015. Outstanding principal balances of residential mortgage loans, consumer loans, and leases totaled approximately $1.2 billion at March 31, 2016 which is comparable to year-end 2015. Aggregate amortization from monthly payments on these assets provides significant additional cash flow to the Company.

Liquidity is enhanced by ready access to national and regional wholesale funding sources including Federal funds purchased, repurchase agreements, brokered certificates of deposit, and FHLB advances. Through its subsidiary banks, the Company has borrowing relationships with the FHLB and correspondent banks, which provide secured and unsecured borrowing capacity. At March 31, 2016, the unused borrowing capacity on established lines with the FHLB was $1.3 billion. As members of the FHLB, the Company’s subsidiary banks can use certain unencumbered mortgage-related assets and securities to secure additional borrowings from the FHLB. At March 31, 2016, total unencumbered residential mortgage loans and securities of the Company were $684.8 million. Additional assets may also qualify as collateral for FHLB advances upon approval of the FHLB.

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

The Company’s Board of Directors has set a policy that interest rate risk exposure will remain within a range whereby net interest income will not decline by more than 10% in one year as a result of a 100 basis point parallel change in rates. Based upon the simulation analysis performed as of February 29, 2016 a 200 basis point parallel upward change in interest rates over a one-year time frame would result in a one-year decrease in net interest income from the base case of approximately 1.3%, while a 100 basis point parallel decline in interest rates over a one-year period would result in an decrease in one-year net interest income from the base case of 1.5%. The simulation assumes no balance sheet growth and no management action to address balance sheet mismatches.

If rates rise in a parallel fashion (+200 basis points over 12 months, or +400 basis points over 24 months), net interest income is expected to trend below the base assumption, as upward adjustments to rate sensitive deposits and short-term funding outpace increases to asset yields as market movements stabilize over the next 12 to 24 months, funding cost increases slow while asset yields continue to cycle into the higher rate environment. As a result, net interest income begins to improve in rising rate simulations for periods beyond 24 months.

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

In addition to the simulation analysis, management uses an interest rate gap measure. The table below is a Condensed Static Gap Report, which illustrates the anticipated repricing intervals of assets and liabilities as of March 31, 2016. The Company’s one-year net interest rate gap was a negative $422.4 million or 7.33% of total assets at March 31, 2016, compared with a negative $423.8 million or 7.45% of total assets at December 31, 2015. A negative gap position exists when the amount of interest-bearing liabilities maturing or repricing exceeds the amount of interest-earning assets maturing or repricing within a particular time period. This analysis suggests that the Company’s net interest income is moderately more vulnerable to an increasing rate environment than it is to a prolonged declining interest rate environment. An interest rate gap measure could be significantly affected by external factors such as a rise or decline in interest rates, loan or securities prepayments, and deposit withdrawals.

Condensed Static Gap – March 31, 2016			Repricing Interval
(in thousands)	Total	0-3 months	3-6 months	6-12 months	Cumulative 12 months
Interest-earning assets[1]	$5,416,107	$1,090,901	$259,271	$462,427	$1,812,599
Interest-bearing liabilities	4,071,109	1,707,035	209,080	318,917	2,235,032
Net gap position		(616,134)	50,191	143,510	(422,433)
Net gap position as a percentage of total assets		(10.69%)	0.87%	2.49%	(7.33%)

1 Balances of available securities are shown at amortized cost

Item 4.     Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2016. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this Report on Form 10-Q, the Company’s disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2016, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A.       Risk Factors

There have been no material changes in the risk factors previously disclosed under Item 1A. of the Company’s Annual Report on Form 10-K, for the fiscal year ended December 31, 2015.

Item 2. Unregistered Sales of Equity Securities and the Use of Proceeds

Issuer Purchases of Equity Securities
	Total Number of Shares Purchased (a)	Average Price Paid Per Share (b)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (c)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (d)

January 1, 2016 through January 31, 2016	23,484	$52.38	21,700	209,353

February 1, 2016 through February 29, 2016	1,258	53.99	656	208,697

March 1, 2016 through March 31, 2016	4,088	58.12	0	208,697

Total	28,830	$53.26	22,356	208,697

Included in the table above are 1,784 shares purchased in January 2016, at an average cost of $55.11, and 602 shares purchased in February 2016, at an average cost of $55.14 by the trustee of the rabbi trust established by the Company under the Company’s Stock Retainer Plan For Eligible Directors of Tompkins Financial Corporation and Participating Subsidiaries and were part of the director deferred compensation under that plan. In addition, 4,088 shares were tendered by employees with an average value of $58.12, in March 2016, in order to cover option exercise prices. No shares were withheld to cover taxes owed in connection with the vesting of restricted shares during the first quarter of 2016.

On July 24, 2014, the Company’s Board of Directors authorized a stock repurchase plan for the Company to repurchase up to 400,000 shares of the Company’s common stock over the 24 months following adoption of the plan. The repurchase program may be suspended, modified or terminated at any time for any reason. As of the date of this report, the Company has repurchased 191,303 shares under this program, at an average price of $48.51.

Recent Sales of Unregistered Securities

On January 1, 2016, Tompkins Insurance acquired all the outstanding shares of Shepard, Maxwell & Hale Insurance, a property and casualty insurance agency located in Batavia, New York. In connection with the acquisition, 32,553 shares of the Company’s common stock were issued to three shareholders in a transaction exempt from registration pursuant to Section 4(2) of the Securities Act of 1933. The acquisition-date fair value of the merger consideration was $2.2 million and included $218,000 of cash and 32,553 shares of Tompkins’ common stock ($2.0 million). Including the present value of expected contingent payments, the Company recorded the following intangible assets as a result of the acquisition: goodwill ($800,000), customer related intangible ($1.1 million) and a covenant-not-to-compete ($276,000).

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

Date:    May 09, 2016

TOMPKINS FINANCIAL CORPORATION

By:	/S/ Stephen S. Romaine
Stephen S. Romaine
President and Chief Executive Officer
(Principal Executive Officer)

By:	/S/ Francis M. Fetsko
Francis M. Fetsko
Executive Vice President, Chief Financial Officer, and Chief Operating Officer
(Principal Financial Officer)
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

10.1	Supplemental Executive Retirement Agreement between Alyssa Hochberg Fontaine and Tompkins Financial Corporation dated April 26, 2016, filed herewith.

10.2	Supplemental Executive retirement Agreement between John McKenna and Tompkins Financial Corporation dated April 29, 2016, filed herewith.

31.1	Certification of Principal Executive Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Principal Executive Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, 18 U.S.C. Section 1350

32.2	Certification of Principal Financial Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, 18 U.S.C. Section 1350

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Condition as of March 31, 2016 and December 31, 2015; (ii) Condensed Consolidated Statements of Income for the three months ended March 31, 2016 and 2015; (iii) Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2016 and 2015; (iv) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2016 and 2015; (v) Condensed Consolidated Statements of Changes in Shareholders’ Equity for the three months ended March 31, 2016 and 2015; and (vi) Notes to Unaudited Condensed Consolidated Financial Statements.

