Form 10-Q
period 2016-06-30
TOMPKINS FINANCIAL CORP
filed 2016-08-09
CIK 1005817

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

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

Large Accelerated Filer ☐		Accelerated Filer ☒
Non-Accelerated Filer ☐	(Do not check if a smaller reporting company)	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes  ☐    No  ☒.

Indicate the number of shares of the Registrant’s Common Stock outstanding as of the latest practicable date:

Class	Outstanding as of July 31, 2016
Common Stock, $0.10 par value	15,042,060 shares

TOMPKINS FINANCIAL CORPORATION

FORM 10-Q

 TOMPKINS FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CONDITION

(In thousands, except share and per share data) (Unaudited)	As of	As of
ASSETS	06/30/2016	12/31/2015
Cash and noninterest bearing balances due from banks	$64,551	$56,261
Interest bearing balances due from banks	1,834	1,996
Cash and Cash Equivalents	66,385	58,257

Trading securities, at fair value	6,719	7,368
Available-for-sale securities, at fair value (amortized cost of $1,388,108 at June 30, 2016 and $1,390,255 at December 31, 2015)	1,412,382	1,385,684
Held-to-maturity securities, at amortized cost (fair value of $152,901 at June 30, 2016 and $146,686 at December 31, 2015)	144,979	146,071
Originated loans and leases, net of unearned income and deferred costs and fees	3,551,628	3,310,768
Acquired loans and leases, covered	12,269	14,031
Acquired loans and leases, non-covered	414,216	447,243
Less: Allowance for loan and lease losses	33,125	32,004
Net Loans and Leases	3,944,988	3,740,038

Federal Home Loan Bank and Atlantic Community Bankers Bank stock	36,462	29,969
Bank premises and equipment, net	61,683	60,331
Corporate owned life insurance	76,921	75,792
Goodwill	92,942	91,792
Other intangible assets, net	12,532	12,448
Accrued interest and other assets	68,913	82,245
Total Assets	$5,924,906	$5,689,995

LIABILITIES
Deposits:
Interest bearing:
Checking, savings and money market	2,462,885	2,401,519
Time	883,320	855,133
Noninterest bearing	1,123,516	1,138,654
Total Deposits	4,469,721	4,395,306

Federal funds purchased and securities sold under agreements to repurchase	97,180	136,513
Other borrowings, including certain amounts at fair value of $10,426 at June 30, 2016 and $10,576 at December 31, 2015	700,026	536,285
Trust preferred debentures	37,595	37,509
Other liabilities	65,949	67,916
Total Liabilities	$5,370,471	$5,173,529

EQUITY
Tompkins Financial Corporation shareholders’ equity:
Common Stock - par value $.10 per share: Authorized 25,000,000 shares; Issued: 15,071,279 at June 30, 2016; and 15,015,594 at December 31, 2015	1,507	1,502
Additional paid-in capital	355,462	350,823
Retained earnings	212,990	197,445
Accumulated other comprehensive loss	(13,267)	(31,001)
Treasury stock, at cost – 114,110 shares at June 30, 2016, and 116,126 shares at December 31, 2015	(3,774)	(3,755)

Total Tompkins Financial Corporation Shareholders’ Equity	552,918	515,014
Noncontrolling interests	1,517	1,452
Total Equity	$554,435	$516,466
Total Liabilities and Equity	$5,924,906	$5,689,995

 TOMPKINS FINANCIAL CORPORATION

 CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Six Months Ended
(In thousands, except per share data) (Unaudited)	06/30/2016	06/30/2015	06/30/2016	06/30/2015
INTEREST AND DIVIDEND INCOME
Loans	$41,834	$38,059	$82,321	$75,435
Due from banks	1	1	3	2
Trading securities	77	90	158	184
Available-for-sale securities	7,284	7,374	14,815	15,188
Held-to-maturity securities	903	674	1,814	1,270
Federal Home Loan Bank and Atlantic Community Bankers Bank stock	318	225	615	572
Total Interest and Dividend Income	50,417	46,423	99,726	92,651
INTEREST EXPENSE
Time certificates of deposits of $250,000 or more	422	354	812	689
Other deposits	2,264	2,267	4,473	4,553
Federal funds purchased and securities sold under agreements to repurchase	644	665	1,310	1,335
Trust preferred debentures	594	573	1,183	1,143
Other borrowings	1,586	1,234	3,003	2,373
Total Interest Expense	5,510	5,093	10,781	10,093
Net Interest Income	44,907	41,330	88,945	82,558
Less: Provision for loan and lease losses	978	922	1,833	1,131
Net Interest Income After Provision for Loan and Lease Losses	43,929	40,408	87,112	81,427
NONINTEREST INCOME
Insurance commissions and fees	7,517	7,407	15,079	14,777
Investment services income	3,834	3,838	7,620	7,844
Service charges on deposit accounts	2,092	2,244	4,356	4,402
Card services income	2,002	2,025	3,943	3,843
Mark-to-market loss on trading securities	(60)	(74)	(106)	(137)
Mark-to-market gain on liabilities held at fair value	92	104	149	145
Other income	1,367	2,695	3,074	4,721
Gain on sale of available-for-sale securities	240	723	472	1,013
Total Noninterest Income	17,084	18,962	34,587	36,608
NONINTEREST EXPENSES
Salaries and wages	19,333	18,394	38,322	35,962
Pension and other employee benefits	4,934	(519)	10,217	5,475
Net occupancy expense of premises	2,999	3,073	6,147	6,412
Furniture and fixture expense	1,577	1,483	3,266	2,933
FDIC insurance	783	748	1,605	1,489
Amortization of intangible assets	521	500	1,048	1,007
Other operating expense	9,241	9,239	18,289	19,332
Total Noninterest Expenses	39,388	32,918	78,894	72,610
Income Before Income Tax Expense	21,625	26,452	42,805	45,425
Income Tax Expense	7,022	9,030	13,989	15,290
Net Income attributable to Noncontrolling Interests and Tompkins Financial Corporation	14,603	17,422	28,816	30,135
Less: Net income attributable to noncontrolling interests	32	32	65	65
Net Income Attributable to Tompkins Financial Corporation	$14,571	$17,390	$28,751	$30,070
Basic Earnings Per Share	$0.97	$1.16	$1.91	$2.01
Diluted Earnings Per Share	$0.96	$1.15	$1.89	$2.00

 Consolidated Statements of Comprehensive Income

	Three Months Ended
(In thousands) (Unaudited)	06/30/2016	06/30/2015
Net income attributable to noncontrolling interests and Tompkins Financial Corporation	$14,603	$17,422
Other comprehensive income, net of tax:

Available-for-sale securities:
Change in net unrealized gain (loss) during the period	5,018	(7,224)
Reclassification adjustment for net realized gain on sale of available-for-sale securities included in net income	(144)	(434)

Employee benefit plans:
Recognized actuarial gain due to curtailment	0	(3,196)
Net retirement plan loss	0	1,170
Amortization of net retirement plan actuarial gain	195	439
Amortization of net retirement plan prior service cost (credit)	5	(114)

Other comprehensive income (loss)	5,074	(9,359)

Subtotal comprehensive income attributable to noncontrolling interests and Tompkins Financial Corporation	19,677	8,063
Less: Net income attributable to noncontrolling interests	(32)	(32)
Total comprehensive income attributable to Tompkins Financial Corporation	$19,645	$8,031

 See notes to unaudited condensed consolidated financial statements.

 Consolidated Statements of Comprehensive Income

	Six Months Ended
(In thousands) (Unaudited)	06/30/2016	06/30/2015
Net income attributable to noncontrolling interests and Tompkins Financial Corporation	$28,816	$30,135
Other comprehensive income, net of tax:

Available-for-sale securities:
Change in net unrealized gain (loss) during the period	17,593	(1,632)
Reclassification adjustment for net realized gain on sale of available-for-sale securities included in net income	(283)	(608)

Employee benefit plans:
Recognized actuarial gain due to curtailment	0	(3,196)
Net retirement plan loss	0	1,170
Amortization of net retirement plan actuarial gain	401	877
Amortization of net retirement plan prior service cost (credit)	23	(221)

Other comprehensive income (loss)	17,734	(3,610)

Subtotal comprehensive income attributable to noncontrolling interests and Tompkins Financial Corporation	46,550	26,525
Less: Net income attributable to noncontrolling interests	(65)	(65)
Total comprehensive income attributable to Tompkins Financial Corporation	$46,485	$26,460

 See notes to unaudited condensed consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
(In thousands) (Unaudited)	06/30/2016	06/30/2015
OPERATING ACTIVITIES
Net income attributable to Tompkins Financial Corporation	$28,751	$30,070
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	1,833	1,131
Depreciation and amortization of premises, equipment, and software	3,356	3,209
Amortization of intangible assets	1,048	1,007
Earnings from corporate owned life insurance	(1,127)	(1,169)
Net amortization on securities	5,301	5,835
Amortization/accretion related to purchase accounting	(1,345)	(3,034)
Mark-to-market loss on trading securities	106	137
Mark-to-market gain on liabilities held at fair value	(150)	(145)
Net gain on securities transactions	(472)	(1,013)
Net gain on sale of loans originated for sale	(35)	(10)
Proceeds from sale of loans originated for sale	1,493	669
Loans originated for sale	(912)	(1,050)
Net (loss) on sale of bank premises and equipment	20	(1)
Gain on pension curtailment	0	(6,003)
Stock-based compensation expense	1,115	953
Decrease in accrued interest receivable	81	495
(Decrease) increase in accrued interest payable	(173)	115
(Decrease) increase proceeds from maturities and payments of trading securities	536	695
Other, net	(243)	7,273
Net Cash Provided by Operating Activities	39,183	39,164
INVESTING ACTIVITIES
Proceeds from maturities, calls and principal paydowns of available-for-sale securities	117,580	125,893
Proceeds from sales of available-for-sale securities	59,195	94,524
Proceeds from maturities, calls and principal paydowns of held-to-maturity securities	5,141	7,729
Purchases of available-for-sale securities	(179,260)	(209,545)
Purchases of held-to-maturity securities	(4,240)	(65,444)
Net increase in loans	(206,383)	(126,513)
Net increase in Federal Home Loan Bank stock	(6,492)	(5,869)
Proceeds from sale of bank premises and equipment	53	58
Purchases of bank premises and equipment	(4,485)	(2,524)
Net cash used in acquisition	(218)	0
Other, net	0	330
Net Cash Used in Investing Activities	(219,109)	(181,361)
FINANCING ACTIVITIES
Net increase in demand, money market, and savings deposits	46,228	26,671
Net increase in time deposits	28,830	9,016
Net decrease in Federal funds purchases and securities sold under agreements to repurchase	(39,491)	(15,408)
Increase in other borrowings	400,301	277,350
Repayment of other borrowings	(236,410)	(140,421)
Cash dividends	(13,206)	(12,550)
Repurchase of common stock	(1,166)	(1,441)
Shares issued for dividend reinvestment plan	1,003	0
Shares issued for employee stock ownership plan	1,938	1,595
Net shares issued related to restricted stock awards	(150)	(152)
Net proceeds from exercise of stock options	(20)	1,426
Tax benefit from stock option exercises	197	180
Net Cash Provided by Financing Activities	188,054	146,266
Net Increase in Cash and Cash Equivalents	8,128	4,069
Cash and cash equivalents at beginning of period	58,257	56,070
Total Cash & Cash Equivalents at End of Period	66,385	60,139

See notes to unaudited condensed consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands) (Unaudited)	06/30/2016	06/30/2015
Supplemental Information:
Cash paid during the year for - Interest	$11,597	$10,730
Cash paid during the year for - Taxes	12,315	8,224
Transfer of loans to other real estate owned	448	187

See notes to unaudited condensed consolidated financial statements.

 CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

 (Unaudited)

(In thousands except share and per share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Non-controlling Interests	Total
Balances at January 1, 2015	$1,493	$348,889	$165,160	$(24,011)	$(3,400)	$1,452	$489,583
Net income attributable to noncontrolling interests and Tompkins Financial Corporation			30,070			65	30,135
Other comprehensive loss				(3,610)			(3,610)
Total Comprehensive Income							26,525
Cash dividends ($0.84 per share)			(12,550)				(12,550)
Net exercise of stock options and related tax benefit (56,756 shares)	6	1,600					1,606
Common stock repurchased and returned to unissued status (27,892 shares)	(3)	(1,438)					(1,441)
Stock-based compensation expense		953					953
Shares issued for employee stock ownership plan (29,575 shares)	3	1,592					1,595
Directors deferred compensation plan (31 shares)		104			(104)		0
Restricted stock activity ((11,776) shares)	(1)	(151)					(152)
Adoption of ASU 2014-01 Investments
Accounting for Investments in Qualified
Affordable Housing Projects			(725)				(725)
Balances at June 30, 2015	$1,498	$351,549	$181,955	$(27,621)	$(3,504)	$1,517	$505,394

Balances at January 1, 2016	$1,502	$350,823	$197,445	$(31,001)	$(3,755)	$1,452	$516,466
Net income attributable to noncontrolling interests and Tompkins Financial Corporation			28,751			65	28,816
Other comprehensive income				17,734			17,734
Total Comprehensive Income							46,550
Cash dividends ($0.88 per share)			(13,206)				(13,206)
Net exercise of stock options and related tax benefit (12,168 shares)	1	176					177
Common stock repurchased and returned to unissued status (22,356 shares)	(2)	(1,164)					(1,166)
Shares issued for dividend reinvestment plan (15,516 shares)	1	1,002					1,003
Stock-based compensation expense		1,115					1,115
Shares issued for employee stock ownership plan (31,435 shares)	3	1,935					1,938
Directors deferred compensation plan ((2,016) shares)		19			(19)		0
Restricted stock activity ((13,631) shares)	(1)	(149)					(150)
Stock issued for purchase acquisition (32,553 shares)	3	1,705					1,708
Balances at June 30, 2016	$1,507	$355,462	$212,990	$(13,267)	$(3,774)	$1,517	$554,435

 See notes to unaudited condensed consolidated financial statements

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Business

Tompkins Financial Corporation (“Tompkins” or the “Company”) is headquartered in Ithaca, New York and is registered as a Financial Holding Company with the Federal Reserve Board under the Bank Holding Company Act of 1956, as amended. The Company is a locally oriented, community-based financial services organization that offers a full array of products and services, including commercial and consumer banking, leasing, trust and investment management, financial planning and wealth management, and insurance services. At June 30, 2016, the Company’s subsidiaries included: four wholly-owned banking subsidiaries, Tompkins Trust Company (the “Trust Company”), The Bank of Castile (DBA Tompkins Bank of Castile), Mahopac Bank (formerly known as Mahopac National Bank, DBA Tompkins Mahopac Bank), VIST Bank (DBA Tompkins VIST Bank); and a wholly-owned insurance agency subsidiary, Tompkins Insurance Agencies, Inc. (“Tompkins Insurance”). The trust division of the Trust Company provides a full array of investment services, including investment management, trust and estate, financial and tax planning as well as life, disability and long-term care insurance services. The Company’s principal offices are located at The Commons, Ithaca, New York, 14851, and its telephone number is (888) 503-5753. The Company’s common stock is traded on the NYSE MKT LLC under the Symbol “TMP.”

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

In management’s opinion, the unaudited condensed consolidated financial statements reflect all adjustments of a normal recurring nature. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year ended December 31, 2016. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. There have been no significant changes to the Company’s accounting policies from those presented in the 2015 Annual Report on Form 10-K. Refer to Note 3- “Accounting Standards Updates” of this Report for a discussion of recently issued accounting guidelines.

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

ASU 2016-08, “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net).” ASU 2016-08 was issued to clarify certain principal versus agent considerations within the implementation guidance of ASC Topic 606, ”Revenue from Contracts with Customers.” The effective date and transition of ASU 2016-08 is the same as the effective date and transition of ASU 2014-09, Revenue from Contracts with Customers (Topic 606), as discussed above. Tompkins is currently evaluating the potential impact of ASU 2016-08 on our financial statements.

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

ASU No. 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing.” ASU 2016-10 was issued to clarify ASC Topic 606, ”Revenue from Contracts with Customers” related to (i) identifying performance obligations; and (ii) the licensing implementation guidance. The effective date and transition of ASU 2016-10 is the same as the effective date and transition of ASU 2014-09, “Revenue from Contracts with Customers (Topic 606),” as discussed above. Tompkins is currently evaluating the potential impact of ASU 2016-10 on our financial statements.

ASU No. 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” ASU 2016-13 requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts and requires enhanced disclosures related to the significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an organization’s portfolio. In addition, ASU 2016-13 amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. ASU 2016-13 will be effective on January 1, 2020. Tompkins is currently evaluating the potential impact of ASU 2016-13 on our financial statements.

 4. Securities

 Available-for-Sale Securities

 The following table summarizes available-for-sale securities held by the Company at June 30, 2016:

	Available-for-Sale Securities
June 30, 2016	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(in thousands)
Obligations of U.S. Government sponsored entities	$522,686	$16,061	$0	$538,747
Obligations of U.S. states and political subdivisions	84,449	1,462	2	85,909
Mortgage-backed securities – residential, issued by
U.S. Government agencies	135,157	2,114	267	137,004
U.S. Government sponsored entities	642,180	6,877	1,579	647,478
Non-U.S. Government agencies or sponsored entities	136	0	0	136
U.S. corporate debt securities	2,500	0	338	2,162
Total debt securities	1,387,108	26,514	2,186	1,411,436
Equity securities	1,000	0	54	946
Total available-for-sale securities	$1,388,108	$26,514	$2,240	$1,412,382

The following table summarizes available-for-sale securities held by the Company at December 31, 2015:

	Available-for-Sale Securities
December 31, 2015	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(in thousands)
Obligations of U.S. Government sponsored entities	$551,176	$3,512	$1,795	$552,893
Obligations of U.S. states and political subdivisions	83,981	898	153	84,726
Mortgage-backed securities – residential, issued by
U.S. Government agencies	94,459	1,535	1,316	94,678
U.S. Government sponsored entities	656,947	3,599	10,449	650,097
Non-U.S. Government agencies or sponsored entities	192	2	0	194
U.S. corporate debt securities	2,500	0	338	2,162
Total debt securities	1,389,255	9,546	14,051	1,384,750
Equity securities	1,000	0	66	934
Total available-for-sale securities	$1,390,255	$9,546	$14,117	$1,385,684

Held-to-Maturity Securities

The following table summarizes held-to-maturity securities held by the Company at June 30, 2016:

	Held-to-Maturity Securities
June 30, 2016	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(in thousands)
Obligations of U.S. Government sponsored entities	$132,291	$7,524	$0	$139,815
Obligations of U.S. states and political subdivisions	$12,688	$398	$0	$13,086
Total held-to-maturity debt securities	$144,979	$7,922	$0	$152,901

The following table summarizes held-to-maturity securities held by the Company at December 31, 2015:

	Held-to-Maturity Securities
December 31, 2015	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(in thousands)
Obligations of U.S. Government sponsored entities	$132,482	$649	$444	$132,687
Obligations of U.S. states and political subdivisions	13,589	414	4	13,999
Total held-to-maturity debt securities	$146,071	$1,063	$448	$146,686

The Company may from time to time sell investment securities from its available-for-sale portfolio. Realized gains on available-for-sale securities were $239,000 and $472,000 for the three and six months ending June 30, 2016 and $725,000 and $1,015,000 in the same periods during 2015. Realized losses on available-for-sale securities were $0 for the three and six months ending June 30, 2016 and $2,000 for the three and six months ending June 30, 2015. The sales of available-for-sale investment securities were the result of general investment portfolio and interest rate risk management.

The following table summarizes available-for-sale securities that had unrealized losses at June 30, 2016:

	Less than 12 Months		12 Months or Longer		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of U.S. Government sponsored entities	$503	$0	$0	$0	$503	$0
Obligations of U.S. states and political subdivisions	1,408	1	759	1	2,167	2

Mortgage-backed securities – issued by
U.S. Government agencies	553	3	24,541	264	25,094	267
U.S. Government sponsored entities	15,832	98	145,587	1,481	161,419	1,579
U.S. corporate debt securities	0	0	2,163	338	2,163	338
Equity securities	0	0	946	54	946	54
Total available-for-sale securities	$18,296	$102	$173,996	$2,138	$192,292	$2,240

There were no unrealized losses on held-to-maturity securities for June 30, 2016.

The following table summarizes available-for-sale securities that had unrealized losses at December 31, 2015:

	Less than 12 Months		12 Months or Longer		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of U.S. Government sponsored entities	$183,697	$1,618	$5,844	$177	$189,541	$1,795
Obligations of U.S. states and political subdivisions	25,402	141	3,408	12	28,810	153

Mortgage-backed securities – residential, issued by
U.S. Government agencies	32,636	350	30,244	966	62,880	1,316
U.S. Government sponsored entities	364,420	4,102	176,325	6,347	540,745	10,449
U.S. corporate debt securities	0	0	2,163	338	2,163	338
Equity securities	0	0	934	66	934	66
Total available-for-sale securities	$606,155	$6,211	$218,918	$7,906	$825,073	$14,117

The following table summarizes held-to-maturity securities that had unrealized losses at December 31, 2015:

	Less than 12 Months		12 Months or Longer		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of U.S. Government sponsored entities	$29,671	$444	$0	$0	$29,671	$444
Obligations of U.S. sponsored entities	1,966	4	0	0	1,966	4
Total held-to-maturity securities	$31,637	$448	$0	$0	$31,637	$448

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

The Company does not intend to sell other-than-temporarily impaired investment securities that are in an unrealized loss position until recovery of unrealized losses (which may be until maturity), and it is not more-likely-than not that the Company will be required to sell the investment securities, before recovery of their amortized cost basis, which may be at maturity. Accordingly, as of June 30, 2016, and December 31, 2015, management has determined that the unrealized losses detailed in the tables above are not other-than-temporary.

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

As a result of the other-than-temporary impairment review process, the Company does not consider any investment security held at June 30, 2016 to be other-than-temporarily impaired.

The amortized cost and estimated fair value of debt securities by contractual maturity are shown in the following table. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Mortgage-backed securities are shown separately since they are not due at a single maturity date.

June 30, 2016
(in thousands)	Amortized Cost	Fair Value
Available-for-sale securities:
Due in one year or less	$27,577	$27,854
Due after one year through five years	346,074	355,429
Due after five years through ten years	223,789	231,552
Due after ten years	12,195	11,983
Total	609,635	626,818
Mortgage-backed securities	777,473	784,618
Total available-for-sale debt securities	$1,387,108	$1,411,436

December 31, 2015
(in thousands)	Amortized Cost	Fair Value
Available-for-sale securities:
Due in one year or less	$53,936	$54,735
Due after one year through five years	351,462	353,736
Due after five years through ten years	219,161	218,561
Due after ten years	13,098	12,749
Total	637,657	639,781
Mortgage-backed securities	751,598	744,969
Total available-for-sale debt securities	$1,389,255	$1,384,750

June 30, 2016
(in thousands)	Amortized Cost	Fair Value
Held-to-maturity securities:
Due in one year or less	$8,781	$8,813
Due after one year through five years	28,560	29,900
Due after five years through ten years	107,535	114,061
Due after ten years	103	127
Total held-to-maturity debt securities	$144,979	$152,901

December 31, 2015
(in thousands)	Amortized Cost	Fair Value
Held-to-maturity securities:
Due in one year or less	$9,249	$9,294
Due after one year through five years	14,069	14,341
Due after five years through ten years	122,585	122,853
Due after ten years	168	198
Total held-to-maturity debt securities	$146,071	$146,686

The Company also holds non-marketable Federal Home Loan Bank New York (“FHLBNY”) stock, non-marketable Federal Home Loan Bank Pittsburgh (“FHLBPITT”) stock and non-marketable Atlantic Community Bankers Bank stock, all of which are required to be held for regulatory purposes and for borrowing availability. The required investment in FHLB stock is tied to the Company’s borrowing levels with the FHLB. Holdings of FHLBNY stock, FHLBPITT stock, and ACBB stock totaled $21.7 million, $14.7 million and $95,000 at June 30, 2016, respectively. These securities are carried at par, which is also cost. The FHLBNY and FHLBPITT continue to pay dividends and repurchase stock. Quarterly, we evaluate our investment in the FHLB for impairment. We evaluate recent and long-term operating performance, liquidity, funding and capital positions, stock repurchase history, dividend history and impact of legislative and regulatory changes. Based on our most recent evaluation, as of June 30, 2016, we have determined that no impairment write-downs are currently required.

Trading Securities

The following summarizes trading securities, at estimated fair value, as of:

(in thousands)	06/30/2016	12/31/2015

Obligations of U.S. Government sponsored entities	$6,249	$6,601
Mortgage-backed securities – residential, issued by U.S. Government sponsored entities	470	767
Total	$6,719	$7,368

The decrease in the trading portfolio reflects maturities or payments during the three and six months ended June 30, 2016. For the three and six months ended June 30, 2016, net mark-to-market losses related to the securities trading portfolio were $60,000 and $106,000, respectively, compared to net mark-to-market losses for the three and six months ended June 30, 2015 of $74,000 and $137,000, respectively.

The Company pledges securities as collateral for public deposits and other borrowings, and sells securities under agreements to repurchase. Securities carried of $1.2 billion and $1.2 billion at June 30, 2016, and December 31, 2015, respectively, were either pledged or sold under agreements to repurchase.

5. Loans and Leases

Loans and Leases at June 30, 2016 and December 31, 2015 were as follows:

	06/30/2016			12/31/2015
(in thousands)	Originated	Acquired	Total Loans and Leases	Originated	Acquired	Total Loans and Leases
Commercial and industrial
Agriculture	$76,872	$0	$76,872	$88,299	$0	$88,299
Commercial and industrial other	814,470	84,947	899,417	768,024	84,810	852,834
Subtotal commercial and industrial	891,342	84,947	976,289	856,323	84,810	941,133
Commercial real estate
Construction	125,447	4,796	130,243	103,037	4,892	107,929
Agriculture	97,645	5,253	102,898	86,935	2,095	89,030
Commercial real estate other	1,291,764	253,707	1,545,471	1,167,250	284,952	1,452,202
Subtotal commercial real estate	1,514,856	263,756	1,778,612	1,357,222	291,939	1,649,161
Residential real estate
Home equity	204,138	38,232	242,370	202,578	42,092	244,670
Mortgages	870,869	26,304	897,173	823,841	27,491	851,332
Subtotal residential real estate	1,075,007	64,536	1,139,543	1,026,419	69,583	1,096,002
Consumer and other
Indirect	17,034	0	17,034	17,829	0	17,829
Consumer and other	41,925	977	42,902	40,904	911	41,815
Subtotal consumer and other	58,959	977	59,936	58,733	911	59,644
Leases	14,687	0	14,687	14,861	0	14,861
Covered loans	0	12,269	12,269	0	14,031	14,031
Total loans and leases	3,554,851	426,485	3,981,336	3,313,558	461,274	3,774,832
Less: unearned income and deferred costs and fees	(3,223)	0	(3,223)	(2,790)	0	(2,790)
Total loans and leases, net of unearned income and deferred costs and fees	$3,551,628	$426,485	$3,978,113	$3,310,768	$461,274	$3,772,042

The outstanding principal balance and the related carrying amount of the Company’s loans acquired in the VIST Bank acquisition are as follows at June 30, 2016 and December 31, 2015:

(in thousands)	06/30/2016	12/31/2015
Acquired Credit Impaired Loans
Outstanding principal balance	$29,916	$32,752
Carrying amount	24,587	26,507

Acquired Non-Credit Impaired Loans
Outstanding principal balance	405,858	439,389
Carrying amount	401,898	434,767

Total Acquired Loans
Outstanding principal balance	435,774	472,141
Carrying amount	426,485	461,274

 The following tables present changes in accretable yield on loans acquired from VIST Bank that were considered credit impaired.

(in thousands)
Balance at January 1, 2015	$8,604
Accretion	(2,696)
Disposals (loans paid in full)	(331)
Reclassifications to/from nonaccretable difference[1]	1,215
Balance at December 31, 2015	$6,792

(in thousands)
Balance at January 1, 2016	$6,792
Accretion	(910)
Reclassifications to/from nonaccretable difference[1]	(331)
Balance at June 30, 2016	$5,551

1 Results in increased interest income as a prospective yield adjustment over the remaining life of the loans, as well as increased interest income from loan sales, modification and prepayments.

At June 30, 2016, acquired loans included $12.3 million of covered loans. VIST Bank had previously acquired these loans in an FDIC assisted transaction in the fourth quarter of 2010. In accordance with a loss sharing agreement with the FDIC, certain losses and expenses relating to covered loans may be reimbursed by the FDIC at 70% or, if net losses exceed certain levels specified in the loss sharing agreements, 80%. See Note 7 – “FDIC Indemnification Asset Related to Covered Loans” for further discussion of the loss sharing agreements and related FDIC indemnification assets.

The Company has adopted comprehensive lending policies, underwriting standards and loan review procedures. Management reviews these policies and procedures on a regular basis. The Company discussed its lending policies and underwriting guidelines for its various lending portfolios in Note 3 – “Loans and Leases” in the Notes to Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. There have been no significant changes in these policies and guidelines since the date of that report. As such, these policies are reflective of new originations as well as those balances held at June 30, 2016. The Company’s Board of Directors approves the lending policies at least annually. The Company recognizes that exceptions to policy guidelines may occasionally occur and has established procedures for approving exceptions to these policy guidelines. Management has also implemented reporting systems to monitor loan origination, loan quality, concentrations of credit, loan delinquencies and nonperforming loans and potential problem loans.

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

The below table is an age analysis of past due loans, segregated by originated and acquired loan and lease portfolios, and by class of loans, as of June 30, 2016 and December 31, 2015.

June 30, 2016
(in thousands)	30-89 days	90 days or more	Current Loans	Total Loans	90 days and accruing[1]	Nonaccrual
Originated Loans and Leases
Commercial and industrial
Agriculture	$0	$0	$76,872	$76,872	$0	$0
Commercial and industrial other	454	92	813,924	814,470	0	159
Subtotal commercial and industrial	454	92	890,796	891,342	0	159
Commercial real estate
Construction	0	0	125,447	125,447	0	0
Agriculture	0	0	97,645	97,645	0	11
Commercial real estate other	1,006	2,378	1,288,380	1,291,764	0	4,420
Subtotal commercial real estate	1,006	2,378	1,511,472	1,514,856	0	4,431
Residential real estate
Home equity	528	1,297	202,313	204,138	55	1,416
Mortgages	1,921	3,622	865,326	870,869	34	4,914
Subtotal residential real estate	2,449	4,919	1,067,639	1,075,007	89	6,330
Consumer and other
Indirect	499	69	16,466	17,034	0	79
Consumer and other	56	0	41,869	41,925	0	9
Subtotal consumer and other	555	69	58,335	58,959	0	88
Leases	0	0	14,687	14,687	0	0
Total loans and leases	4,464	7,458	3,542,929	3,554,851	89	11,008
Less: unearned income and deferred costs and fees	0	0	(3,223)	(3,223)	0	0
Total originated loans and leases, net of unearned income and deferred costs and fees	$4,464	$7,458	$3,539,706	$3,551,628	$89	$11,008
Acquired Loans and Leases
Commercial and industrial
Commercial and industrial other	0	100	84,847	84,947	53	47
Subtotal commercial and industrial	0	100	84,847	84,947	53	47
Commercial real estate
Construction	0	253	4,543	4,796	0	253
Agriculture	0	0	5,253	5,253	0	0
Commercial real estate other	50	1,307	252,350	253,707	508	2,809
Subtotal commercial real estate	50	1,560	262,146	263,756	508	3,062
Residential real estate
Home equity	308	569	37,355	38,232	0	636
Mortgages	539	1,435	24,330	26,304	826	1,086
Subtotal residential real estate	847	2,004	61,685	64,536	826	1,722
Consumer and other
Consumer and other	3	0	974	977	0	0
Subtotal consumer and other	3	0	974	977	0	0
Covered loans	850	475	10,944	12,269	474	0
Total acquired loans and leases, net of unearned income and deferred costs and fees	$1,750	$4,139	$420,596	$426,485	$1,861	$4,831

December 31, 2015
(in thousands)	30-89 days	90 days or more	Current Loans	Total Loans	90 days and accruing[1]	Nonaccrual
Originated loans and leases
Commercial and industrial
Agriculture	$0	$0	$88,299	$88,299	$0	$0
Commercial and industrial other	507	867	766,650	768,024	0	1,091
Subtotal commercial and industrial	507	867	854,949	856,323	0	1,091
Commercial real estate
Construction	0	0	103,037	103,037	0	0
Agriculture	0	0	86,935	86,935	0	106
Commercial real estate other	225	3,580	1,163,445	1,167,250	0	4,365
Subtotal commercial real estate	225	3,580	1,353,417	1,357,222	0	4,471
Residential real estate
Home equity	729	1,868	199,981	202,578	58	1,873
Mortgages	1,161	5,140	817,540	823,841	0	5,889
Subtotal residential real estate	1,890	7,008	1,017,521	1,026,419	58	7,762
Consumer and other
Indirect	494	250	17,085	17,829	0	107
Consumer and other	164	0	40,740	40,904	0	75
Subtotal consumer and other	658	250	57,825	58,733	0	182
Leases	0	0	14,861	14,861	0	0
Total loans and leases	3,280	11,705	3,298,573	3,313,558	58	13,506
Less: unearned income and deferred costs and fees	0	0	(2,790)	(2,790)	0	0
Total originated loans and leases, net of unearned income and deferred costs and fees	$3,280	$11,705	$3,295,783	$3,310,768	$58	$13,506
Acquired loans and leases
Commercial and industrial
Commercial and industrial other	20	936	83,854	84,810	338	647
Subtotal commercial and industrial	20	936	83,854	84,810	338	647
Commercial real estate
Construction	0	359	4,533	4,892	0	359
Agriculture	0	0	2,095	2,095	0	0
Commercial real estate other	150	1,671	283,131	284,952	550	1,224
Subtotal commercial real estate	150	2,030	289,759	291,939	550	1,583
Residential real estate
Home equity	426	364	41,302	42,092	0	712
Mortgages	336	1,926	25,229	27,491	1,103	1,389
Subtotal residential real estate	762	2,290	66,531	69,583	1,103	2,101
Consumer and other
Consumer and other	1	0	910	911	0	0
Subtotal consumer and other	1	0	910	911	0	0
Covered loans	276	524	13,231	14,031	524	0
Total acquired loans and leases, net of unearned income and deferred costs and fees	$1,209	$5,780	$454,285	$461,274	$2,515	$4,331

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

Since the methodology is based upon historical experience and trends as well as management’s judgment, factors may arise that result in different estimates. Significant factors that could give rise to changes in these estimates may include, but are not limited to, changes in economic conditions in the local area, concentration of risk, changes in interest rates, and declines in local property values. While management’s evaluation of the allowance as of June 30, 2016, considers the allowance to be appropriate, under adversely different conditions or assumptions, the Company would need to increase or decrease the allowance.

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

The following tables detail activity in the allowance for loan and lease losses segregated by originated and acquired loan and lease portfolios and by portfolio segment for the three months ended June 30, 2016 and 2015. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

Three months ended June 30, 2016
(in thousands)	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer and Other	Finance Leases	Total

Allowance for originated loans and leases

Beginning balance	$9,291	$17,108	$4,275	$1,307	$0	$31,981

Charge-offs	(337)	(12)	0	(115)	0	(464)
Recoveries	89	210	15	159	0	473
Provision (credit)	(106)	923	196	(35)		978
Ending Balance	$8,937	$18,229	$4,486	$1,316	$0	$32,968

Three months ended June 30, 2016
(in thousands)	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer and Other	Finance Leases	Total

Allowance for acquired loans

Beginning balance	$433	$33	$59	$24	$0	$549

Charge-offs	(324)	(182)	0	0	0	(506)
Recoveries	0	114	0	0	0	114
Provision (credit)	(62)	100	(36)	(2)	0	0
Ending Balance	$47	$65	$23	$22	$0	$157

Three months ended June 30, 2015
(in thousands)	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer and Other	Finance Leases	Total

Allowance for originated loans and leases

Beginning balance	$9,830	$12,338	$4,665	$1,857	$0	$28,690

Charge-offs	(42)	0	(219)	(243)	0	(504)
Recoveries	88	269	2	114	0	473
Provision (credit)	(1,652)	880	1,135	406	0	769
Ending Balance	$8,224	$13,487	$5,583	$2,134	$0	$29,428

Three months ended June 30, 2015
(in thousands)	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer and Other	Covered Loans	Total

Allowance for acquired loans

Beginning balance	$563	$166	$43	$23	$0	$795

Charge-offs	(52)	(156)	(82)	0	0	(290)
Recoveries	0	5	0	0	0	5
Provision (credit)	(127)	152	139	(11)	0	153
Ending Balance	$384	$167	$100	$12	$0	$663

Six months ended June 30, 2016
(in thousands)	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer and Other	Finance Leases	Total

Allowance for originated loans and leases

Beginning balance	$10,495	$15,479	$4,070	$1,268	$0	$31,312

Charge-offs	(451)	(12)	(201)	(361)	0	(1,025)
Recoveries	107	420	32	272	0	831
Provision (credit)	(1,214)	2,342	585	137	0	1,850
Ending Balance	$8,937	$18,229	$4,486	$1,316	$0	$32,968

Six months ended June 30, 2016
(in thousands)	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer and Other	Covered Loans	Total

Allowance for acquired loans

Beginning balance	$433	$61	$198	$0	$0	$692

Charge-offs	(387)	(182)	(16)	(93)	0	(678)
Recoveries	0	160	0	0	0	160
Provision (credit)	1	26	(159)	115		(17)
Ending Balance	$47	$65	$23	$22	$0	$157

Six months ended June 30, 2015
(in thousands)	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer and Other	Finance Leases	Total

Allowance for originated loans and leases

Beginning balance	$9,157	$12,069	$5,030	$1,900	$0	$28,156

Charge-offs	(44)	(14)	(312)	(510)	0	(880)
Recoveries	235	477	49	282	0	1,043
Provision (credit)	(1,124)	955	816	462	0	1,109
Ending Balance	$8,224	$13,487	$5,583	$2,134	$0	$29,428

Six months ended June 30, 2015
(in thousands)	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer and Other	Covered Loans	Total

Allowance for acquired loans

Beginning balance	$431	$337	$51	$22	$0	$841

Charge-offs	(53)	(156)	(112)	0	0	(321)
Recoveries	7	112	2	0	0	121
Provision (credit)	(1)	(126)	159	(10)	0	22
Ending Balance	$384	$167	$100	$12	$0	$663

At June 30, 2016 and December 31, 2015, the allocation of the allowance for loan and lease losses summarized on the basis of the Company’s impairment methodology was as follows:

(in thousands)	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer and Other	Finance Leases	Total

Allowance for originated loans and leases
June 30, 2016
Individually evaluated for impairment	$73	$255	$0	$0	$0	$328
Collectively evaluated for impairment	8,864	17,974	4,486	1,316	0	32,640
Ending balance	$8,937	$18,229	$4,486	$1,316	$0	$32,968

(in thousands)	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer and Other	Covered Loans	Total

Allowance for acquired loans
June 30, 2016
Individually evaluated for impairment	$47	$31	$0	$0	$0	$78
Collectively evaluated for impairment	0	34	23	22	0	79
Ending balance	$47	$65	$23	$22	$0	$157

(in thousands)	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer and Other	Finance Leases	Total

Allowance for originated loans and leases
December 31, 2015
Individually evaluated for impairment	$0	$288	$0	$0	$0	$288
Collectively evaluated for impairment	10,495	15,191	4,070	1,268	0	31,024
Ending balance	$10,495	$15,479	$4,070	$1,268	$0	$31,312

(in thousands)	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer and Other	Covered Loans	Total

Allowance for acquired loans
December 31, 2015
Individually evaluated for impairment	$433	$0	$128	$0	$0	$561
Collectively evaluated for impairment	0	61	70	0	0	131
Ending balance	$433	$61	$198	$0	$0	$692

The recorded investment in loans and leases summarized on the basis of the Company’s impairment methodology as of June 30, 2016 and December 31, 2015 was as follows:

(in thousands)	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer and Other	Finance Leases	Total

Originated loans and leases
June 30, 2016
Individually evaluated for impairment	$205	$8,033	$2,776	$0	$0	$11,014
Collectively evaluated for impairment	891,137	1,506,823	1,072,231	58,959	14,687	3,543,837
Total	$891,342	$1,514,856	$1,075,007	$58,959	$14,687	$3,554,851

(in thousands)	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer and Other	Covered Loans	Total

Acquired loans
June 30, 2016
Individually evaluated for impairment	$59	$4,177	$1,267	$0	$0	$5,503
Loans acquired with deteriorated credit quality	$340	$9,072	$3,532	$0	$11,643	$24,587
Collectively evaluated for impairment	84,548	250,507	59,737	977	626	396,395
Total	$84,947	$263,756	$64,536	$977	$12,269	$426,485

(in thousands)	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer and Other	Finance Leases	Total

Originated loans and leases
December 31, 2015
Individually evaluated for impairment	$1,206	5,655	$2,270	$0	$0	$9,131
Collectively evaluated for impairment	855,117	1,351,567	1,024,149	58,733	14,861	3,304,427
Total	$856,323	$1,357,222	$1,026,419	$58,733	$14,861	$3,313,558

(in thousands)	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer and Other	Covered Loans	Total

Acquired loans
December 31, 2015
Individually evaluated for impairment	$647	5,226	$1,177	$0	$0	$7,050
Loans acquired with deteriorated credit quality	567	9,335	3,801	0	12,804	26,507
Collectively evaluated for impairment	83,596	277,378	64,605	911	1,227	427,717
Total	$84,810	$291,939	$69,583	$911	$14,031	$461,274

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

26

	06/30/2016			12/31/2015
(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
Originated loans and leases with no related allowance

Commercial and industrial
Commercial and industrial other	$115	$120	$0	$1,206	$1,211	$0
Commercial real estate
Commercial real estate other	7,407	7,900	0	5,049	5,249	0
Residential real estate
Home equity	2,776	2,805	0	2,270	2,270	0
Subtotal	$10,298	$10,825	$0	$8,525	$8,730	$0

Originated loans and leases with related allowance

Commercial and industrial
Commercial and industrial other	90	90	73	0	0	0
Commercial real estate
Commercial real estate other	626	626	255	606	606	288
Subtotal	$716	$716	$328	$606	$606	$288
Total	$11,014	$11,541	$328	$9,131	$9,336	$288

		06/30/2016			12/31/2015
(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
Acquired loans and leases with no related allowance

Commercial and industrial
Commercial and industrial other	$12	$12	$0	$128	$128	$0
Commercial real estate
Construction	253	253	0	359	359	0
Commercial real estate other	3,893	4,257	0	4,739	5,077	0
Residential real estate
Home equity	1,267	1,267	0	1,177	1,177	0
Subtotal	$5,425	$5,789	$0	$6,403	$6,741	$0

Acquired loans and leases with related allowance

Commercial and industrial
Commercial and industrial other	47	47	47	519	519	433
Commercial real estate
Commercial real estate other	31	31	31	128	128	128
Subtotal	$78	$78	$78	$647	$647	$561
Total	$5,503	$5,867	$78	$7,050	$7,388	$561

The average recorded investment and interest income recognized on impaired loans for the three months ended June 30, 2016 and 2015 was as follows:

	Three Months Ended 06/30/2016		Three Months Ended 06/30/2015
(in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Originated loans and leases with no related allowance

Commercial and industrial
Commercial and industrial other	382	0	560	0
Commercial real estate
Commercial real estate other	6,445	0	7,739	0
Residential real estate
Home equity	2,544	0	1,137	0
Subtotal	$9,371	$0	$9,436	$0

Originated loans and leases with related allowance

Commercial and industrial
Commercial and industrial other	34	0	0	0
Commercial real estate
Commercial real estate other	767	0	1,678	0
Subtotal	$801	$0	$1,678	$0
Total	$10,172	$0	$11,114	$0

	Three Months Ended 06/30/2016		Three Months Ended 06/30/2015
(in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Acquired loans and leases with no related allowance

Commercial and industrial
Commercial and industrial other	289	0	559	0
Commercial real estate
Construction	304	0	371	0
Commercial real estate other	4,292	0	3,074	0
Residential real estate
Home equity	997	0	1,109	0
Subtotal	$5,882	$0	$5,113	$0

Acquired loans and leases with related allowance

Commercial and industrial
Commercial and industrial other	23	0	778	0
Commercial real estate
Commercial real estate other	31	0	143	0
Subtotal	$54	$0	$921	$0
Total	$5,936	$0	$6,034	$0

The average recorded investment and interest income recognized on impaired loans for the six months ended June 30, 2016 and 2015 was as follows:

	Six Months Ended 06/30/2016		Six Months Ended 06/30/2015
(in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Originated loans and leases with no related allowance

Commercial and industrial
Commercial and industrial other	572	0	1,688	0
Commercial real estate
Commercial real estate other	6,022	0	9,045	0
Residential real estate
Home equity	2,452	0	2,169	0
Subtotal	$9,046	$0	$12,902	$0

Originated loans and leases with related allowance

Commercial and industrial
Commercial and industrial other	46	0	0	0
Commercial real estate
Commercial real estate other	607	0	1,669	0
Subtotal	$653	$0	$1,669	$0
Total	$9,699	$0	$14,571	$0

	Six Months Ended 06/30/2016		Six Months Ended 06/30/2015
(in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Acquired loans and leases with no related allowance

Commercial and industrial
Commercial and industrial other	408	0	600	0
Commercial real estate
Construction	322	0	375	0
Commercial real estate other	4,447	0	3,176	0
Residential real estate
Home equity	1,260	0	1,060	0
Subtotal	$6,437	$0	$5,211	$0

Acquired loans and leases with related allowance

Commercial and industrial
Commercial and industrial other	16	0	787	0
Commercial real estate
Commercial real estate other	31	0	144	0
Subtotal	$47	$0	$931	$0
Total	$6,484	$0	$6,142	$0

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

 The following tables present information on loans modified in troubled debt restructuring during the periods indicated.

June 30, 2016	Three months ended
				Defaulted TDRs[2]
(in thousands)	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Loans	Post-Modification Outstanding Recorded Investment

Residential real estate
Home equity[1]	2	613	613	0	0
Total	2	$613	$613	0	$0

1 Represents the following concessions: extension of term and reduction of rate

2 TDRs that defaulted during the three months ended June 30, 2016 that were restructured in the prior twelve months.

June 30, 2015	Three months ended
				Defaulted TDRs[3]
(in thousands)	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Loans	Post-Modification Outstanding Recorded Investment

Commercial and industrial
Commercial and industrial other[1]	2	$62	$62	0	$0
Residential real estate
Home equity[2]	3	450	450	2	143
Total	5	$512	$512	2	$143

1 Represents the following concessions: reduction of rate

2 Represents the following concessions: extension of term and reduction of rate

3 TDRs that defaulted in the quarter ended June 30, 2015 that had been restructured in the prior twelve months.

June 30, 2016	Six months ended
				Defaulted TDRs[3]
(in thousands)	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Loans	Post-Modification Outstanding Recorded Investment

Commercial and industrial
Commercial and industrial other[1]	2	$1,115	$1,115	0	$0
Residential real estate
Home equity[2]	5	782	782	0	0
Total	7	$1,897	$1,897	0	$0

1 Represents the following concessions: extension of term and reduction of rate

2 Represents the following concessions: extension of term and reduction of rate

3 TDRs that defaulted during the six months ended June 30, 2016 that had been restructured in the prior twelve months.

June 30, 2015	Six months ended
				Defaulted TDRs[4]
(in thousands)	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Loans	Post-Modification Outstanding Recorded Investment

Commercial and industrial
Commercial and industrial other[1]	4	$381	$381	0	$0
Commercial real estate
Commercial real estate other[2]	2	614	614	0	0
Residential real estate
Home equity[3]	12	1,558	1,558	2	143
Total	18	$2,553	$2,553	2	$143

1

Represents the following concessions: extension of term (2 loans $319,000) and reduction of rate (2 loans $62,000)

2

Represents the following concessions: extension of term (1loan $28,000) and extension of term (1 loan $585,000)

3

Represents the following concessions: extension of term (9 loans $1.2 million) and reduction of rate (3 loans $376,000)

4

TDRs that defaulted during the six months ended June 30, 2015 that were restructured in the prior twelve months.

The following tables present credit quality indicators (internal risk grade) by class of commercial and industrial loans and commercial real estate loans as of June 30, 2016 and December 31, 2015.

June 30, 2016
(in thousands)	Commercial and Industrial Other	Commercial and Industrial Agriculture	Commercial Real Estate Other	Commercial Real Estate Agriculture	Commercial Real Estate Construction	Total
Originated Loans and Leases
Internal risk grade:
Pass	$807,104	$76,210	$1,263,372	$96,964	$125,447	$2,369,097
Special Mention	5,425	65	14,964	185	0	20,639
Substandard	1,941	597	13,428	496	0	16,462
Total	$814,470	$76,872	$1,291,764	$97,645	$125,447	$2,406,198

June 30, 2016
(in thousands)	Commercial and Industrial Other	Commercial and Industrial Agriculture	Commercial Real Estate Other	Commercial Real Estate Agriculture	Commercial Real Estate Construction	Total
Acquired Loans and Leases
Internal risk grade:
Pass	$83,692	$0	$240,690	$5,253	$4,543	$334,178
Special Mention	0	0	550	0	0	550
Substandard	1,255	0	12,467	0	253	13,975
Total	$84,947	$0	$253,707	$5,253	$4,796	$348,703

December 31, 2015
(in thousands)	Commercial and Industrial Other	Commercial and Industrial Agriculture	Commercial Real Estate Other	Commercial Real Estate Agriculture	Commercial Real Estate Construction	Total
Originated Loans and Leases
Internal risk grade:
Pass	$759,023	$87,488	$1,143,238	$86,445	$99,508	$2,175,702
Special Mention	3,531	78	12,378	141	3,529	19,657
Substandard	5,470	733	11,634	349	0	18,186
Total	$768,024	$88,299	$1,167,250	$86,935	$103,037	$2,213,545

December 31, 2015
(in thousands)	Commercial and Industrial Other	Commercial and Industrial Agriculture	Commercial Real Estate Other	Commercial Real Estate Agriculture	Commercial Real Estate Construction	Total
Acquired Loans and Leases
Internal risk grade:
Pass	$82,662	$0	$271,584	$423	$4,533	$359,202
Special Mention	0	0	540	0	0	540
Substandard	2,148	0	12,828	1,672	359	17,007
Total	$84,810	$0	$284,952	$2,095	$4,892	$376,749

The following tables present credit quality indicators by class of residential real estate loans and by class of consumer loans. Nonperforming loans include nonaccrual, impaired, and loans 90 days past due and accruing interest. All other loans are considered performing as of June 30, 2016 and December 31, 2015. For purposes of this footnote, acquired loans that were recorded at fair value at the acquisition date and are 90 days or greater past due are considered performing.

June 30, 2016
(in thousands)	Residential Home Equity	Residential Mortgages	Consumer Indirect	Consumer Other	Total
Originated Loans and Leases
Performing	$202,667	$865,921	$16,955	$41,916	$1,127,459
Nonperforming	1,471	4,948	79	9	6,507
Total	$204,138	$870,869	$17,034	$41,925	$1,133,966

June 30, 2016
(in thousands)	Residential Home Equity	Residential Mortgages	Consumer Indirect	Consumer Other	Total
Acquired Loans and Leases
Performing	$37,596	$24,392	$0	$977	$62,965
Nonperforming	636	1,912	0	0	2,548
Total	$38,232	$26,304	$0	$977	$65,513

December 31, 2015
(in thousands)	Residential Home Equity	Residential Mortgages	Consumer Indirect	Consumer Other	Total
Originated Loans and Leases
Performing	$200,647	$817,952	$17,722	$40,829	$1,077,150
Nonperforming	1,931	5,889	107	75	8,002
Total	$202,578	$823,841	$17,829	$40,904	$1,085,152

December 31, 2015
(in thousands)	Residential Home Equity	Residential Mortgages	Consumer Indirect	Consumer Other	Total
Acquired Loans and Leases
Performing	$41,380	$26,102	$0	$911	$68,393
Nonperforming	712	1,389	0	0	2,101
Total	$42,092	$27,491	$0	$911	$70,494

7. FDIC Indemnification Asset Related to Covered Loans

Certain loans acquired in the VIST Financial acquisition were covered loans with loss share agreements with the FDIC. Under the terms of loss sharing agreements, the FDIC will reimburse the Company for 70 percent of net losses on covered single family assets up to $4.0 million, and 70 percent of net losses incurred on covered commercial assets up to $12.0 million. The FDIC will increase its reimbursement of net losses to 80 percent if net losses exceed the $4.0 million and $12 million thresholds, respectively. The term for loss sharing on residential real estate loans is ten years, while the term for loss sharing on non-residential real estate loans is five years in respect to losses and eight years in respect to loss recoveries. The loss share period for the residential real estate loans expires on December 31, 2020. The loss share period for the nonresidential real estate loans expired on December 31, 2015.

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

Changes in the FDIC indemnification asset during the six months ended June 30, 2016 are shown below.

Six months ended June 30, 2016
(in thousands)	Six Months Ended

Balance, beginning of the period	$158
Prospective adjustment for additional cash flows	(19)
Increase due to impairment on covered loans	0
Reimbursements from the FDIC	0
Balance, end of period	$139

8. Earnings Per Share

Earnings per share in the table below, for the three and six month periods ending June 30, 2016 and 2015 are calculated under the two-class method as required by ASC Topic 260, Earnings Per Share. ASC 260 provides that unvested share-based payment awards that contain nonforfeitable rights to dividends are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. The Company has issued restricted stock awards that contain such rights and are therefore considered participating securities. Basic earnings per common share are calculated by dividing net income allocable to common stock by the weighted average number of common shares, excluding participating securities, during the period. Diluted earnings per common share include the dilutive effect of participating securities.

	Three Months Ended
(in thousands, except share and per share data)	06/30/2016	06/30/2015
Basic
Net income available to common shareholders	$14,571	$17,390
Less: Income attributable to unvested stock-based compensation awards	(224)	(234)
Net earnings allocated to common shareholders	14,347	17,156

Weighted average shares outstanding, including unvested stock-based compensation awards	15,027,648	14,958,878

Less: unvested stock-based compensation awards	(229,133)	(207,034)
Weighted average shares outstanding – Basic	14,798,515	14,751,844

Diluted
Net earnings allocated to common shareholders	14,347	17,156

Weighted average shares outstanding – Basic	14,798,515	14,751,844

Plus: Incremental shares from assumed conversion of stock-based compensation awards	176,600	126,263

Weighted average shares outstanding – Diluted	14,975,115	14,878,107

Basic EPS	0.97	1.16
Diluted EPS	0.96	1.15

Stock-based compensation awards representing approximately 0 and 81,316 of common shares during the three months ended June 30, 2016 and 2015, respectively were not included in the computations of diluted earnings per common share because the effect on those periods would have been antidilutive.

	Six Months Ended
(in thousands, except share and per share data)	06/30/2016	06/30/2015
Basic
Net income available to common shareholders	$28,751	$30,070
Less: Income attributable to unvested stock-based compensation awards	(453)	(420)
Net earnings allocated to common shareholders	28,298	29,650

Weighted average shares outstanding, including unvested stock-based compensation awards	15,014,991	14,939,869

Less: unvested stock-based compensation awards	(235,595)	(213,143)
Weighted average shares outstanding - Basic	14,779,396	14,726,726

Diluted
Net earnings allocated to common shareholders	28,298	29,650

Weighted average shares outstanding - Basic	14,779,396	14,726,726

Plus: Incremental shares from assumed conversion of stock-based compensation awards	161,122	131,401

Weighted average shares outstanding - Diluted	14,940,518	14,858,127

Basic EPS	1.91	2.01
Diluted EPS	1.89	2.00

Stock-based compensation awards representing approximately 24,123 and 162,811 of common shares during the six months ended June 30, 2016 and 2015, respectively were not included in the computations of diluted earnings per common share because the effect on those periods would have been antidilutive.

9. Other Comprehensive Income (Loss)

The following tables present reclassifications out of the accumulated other comprehensive income for the three and six month periods ended June 30, 2016 and 2015.

	Three months ended June 30, 2016

(in thousands)	Before-Tax Amount	Tax (Expense) Benefit	Net of Tax
Available-for-sale securities:
Change in net unrealized gain/loss during the period	$8,362	$(3,344)	$5,018
Reclassification adjustment for net realized gain on sale of available-for-sale securities included in net income	(240)	96	(144)
Net unrealized gains	8,122	(3,248)	4,874

Employee benefit plans:
Amortization of net retirement plan actuarial gain	326	(131)	195
Amortization of net retirement plan prior service cost	8	(3)	5
Employee benefit plans	334	(134)	200
Other comprehensive income	$8,456	$(3,382)	$5,074

	Three months ended June 30, 2015

(in thousands)	Before-Tax Amount	Tax (Expense) Benefit	Net of Tax
Available-for-sale securities:
Change in net unrealized gain/loss during the period	$(12,041)	$4,817	$(7,224)
Reclassification adjustment for net realized gain on sale of available-for-sale securities included in net income	(723)	289	(434)
Net unrealized losses	(12,764)	5,106	(7,658)

Employee benefit plans:
Net retirement plan gain due to curtailment	(5,326)	2,130	(3,196)
Net retirement plan prior service cost	1,950	(780)	1,170
Amortization of net retirement plan actuarial loss	729	(290)	439
Amortization of net retirement plan prior service credit	(190)	76	(114)
Employee benefit plans	(2,837)	1,136	(1,701)
Other comprehensive loss	$(15,601)	$6,242	$(9,359)

	Six months ended June 30, 2016

(in thousands)	Before-Tax Amount	Tax (Expense) Benefit	Net of Tax
Available-for-sale securities:
Change in net unrealized gain/loss during the period	$29,317	$(11,724)	$17,593
Reclassification adjustment for net realized gain on sale of available-for-sale securities included in net income	(472)	189	(283)
Net unrealized gains	28,845	(11,535)	17,310

Employee benefit plans:
Amortization of net retirement plan actuarial loss	669	(268)	401
Amortization of net retirement plan prior service cost	38	(15)	23
Employee benefit plans	707	(283)	424
Other comprehensive income	$29,552	$(11,818)	$17,734

	Six months ended June 30, 2015

(in thousands)	Before-Tax Amount	Tax (Expense) Benefit	Net of Tax
Available-for-sale securities:
Change in net unrealized gain/loss during the period	$(2,721)	$1,089	$(1,632)
Reclassification adjustment for net realized gain on sale of available-for-sale securities included in net income	(1,013)	405	(608)
Net unrealized losses	(3,734)	1,494	(2,240)

Employee benefit plans:
Recognized actuarial gain due to curtailment	(5,326)	2,130	(3,196)
Net retirement plan gain	1,950	(780)	1,170
Amortization of net retirement plan actuarial gain	1,462	(585)	877
Amortization of net retirement plan prior service credit	(369)	148	(221)
Employee benefit plans	(2,283)	913	(1,370)

Other comprehensive loss	$(6,017)	$2,407	$(3,610)

The following table presents the activity in our accumulated other comprehensive income (loss) for the periods indicated:

(in thousands)	Available-for-Sale Securities	Employee Benefit Plans	Accumulated Other Comprehensive (Loss) Income
Balance at March 31, 2016	$9,692	$(28,033)	$(18,341)
Other comprehensive income before reclassifications	5,018	0	5,018
Amounts reclassified from accumulated other comprehensive (loss) income	(144)	200	56
Net current-period other comprehensive income	4,874	200	5,074
Balance at June 30, 2016	$14,566	$(27,833)	$(13,267)

Balance at January 1, 2016	$(2,744)	$(28,257)	$(31,001)
Other comprehensive income before reclassifications	17,593	0	17,593
Amounts reclassified from accumulated other comprehensive (loss) income	(283)	424	141
Net current-period other comprehensive income	17,310	424	17,734
Balance at June 30, 2016	$14,566	$(27,833)	$(13,267)

(in thousands)	Available-for-Sale Securities	Employee Benefit Plans	Accumulated Other Comprehensive (Loss) Income
Balance at March 31, 2015	$8,285	$(26,547)	$(18,262)
Other comprehensive loss before reclassifications	(7,224)	0	(7,224)
Amounts reclassified from accumulated other comprehensive loss	(434)	(1,701)	(2,135)
Net current-period other comprehensive loss	(7,658)	(1,701)	(9,359)
Balance at June 30, 2015	$627	$(28,248)	$(27,621)

Balance at January 1, 2015	$2,867	$(26,878)	$(24,011)
Other comprehensive loss before reclassifications	(1,632)	0	(1,632)
Amounts reclassified from accumulated other comprehensive loss	(608)	(1,370)	(1,978)
Net current-period other comprehensive loss	(2,240)	(1,370)	(3,610)
Balance at June 30, 2015	$627	$(28,248)	$(27,621)

The following tables present the amounts reclassified out of each component of accumulated other comprehensive (loss) income for the three and six months ended June 30, 2016 and 2015.

Three months ended June 30, 2016
Details about Accumulated other Comprehensive Income Components (in thousands)	Amount Reclassified from Accumulated Other Comprehensive (Loss) Income[1]	Affected Line Item in the Statement Where Net Income is Presented
Available-for-sale securities:
Unrealized gains and losses on available-for-sale securities	$240	Net gain on securities transactions
	(96)	Tax expense
	144	Net of tax
Employee benefit plans:
Amortization of the following [2]
Net retirement plan actuarial loss	(326)	Pension and other employee benefits
Net retirement plan prior service credit	(8)	Pension and other employee benefits
	(334)	Total before tax
	134	Tax benefit
	(200)	Net of tax

Six months ended June 30, 2016
Details about Accumulated other Comprehensive Income Components (in thousands)	Amount Reclassified from Accumulated Other Comprehensive (Loss) Income[1]	Affected Line Item in the Statement Where Net Income is Presented
Available-for-sale securities:
Unrealized gains and losses on available-for-sale securities	$472	Net gain on securities transactions
	(189)	Tax expense
	283	Net of tax
Employee benefit plans:
Amortization of the following [2]
Net retirement plan actuarial loss	(669)	Pension and other employee benefits
Net retirement plan prior service cost	(38)	Pension and other employee benefits
	(707)	Total before tax
	283	Tax benefit
	(424)	Net of tax

Three months ended June 30, 2015
Details about Accumulated other Comprehensive Income Components (in thousands)	Amount Reclassified from Accumulated Other Comprehensive Income[1]	Affected Line Item in the Statement Where Net Income is Presented
Available-for-sale securities:
Unrealized gains and losses on available-for-sale securities	$723	Net gain on securities transactions
	(289)	Tax expense
	434	Net of tax
Employee benefit plans:
Amortization of the following [2]
Net retirement plan actuarial loss	(729)	Pension and other employee benefits
Net retirement plan prior service cost	190	Pension and other employee benefits
	(539)	Total before tax
	214	Tax benefit
	(325)	Net of tax

Six months ended June 30, 2015
Details about Accumulated other Comprehensive Income Components (in thousands)	Amount Reclassified from Accumulated Other Comprehensive (Loss) Income[1]	Affected Line Item in the Statement Where Net Income is Presented
Available-for-sale securities:
Unrealized gains and losses on available-for-sale securities	$1,013	Net gain on securities transactions
	(405)	Tax expense
	608	Net of tax
Employee benefit plans:
Amortization of the following [2]
Net retirement plan actuarial loss	(1,462)	Pension and other employee benefits
Net retirement plan prior service cost	369	Pension and other employee benefits
	(1,093)	Total before tax
	436	Tax benefit
	(657)	Net of tax

1 Amounts in parentheses indicated debits in income statement

2 The accumulated other comprehensive (loss) income components are included in the computation of net periodic benefit cost (See Note 10 - “Employee Benefit Plan”)

10. Employee Benefit Plan

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

Components of Net Periodic Benefit Cost

	Pension Benefits Three Months Ended		Life and Health Three Months Ended		SERP Benefits Three Months Ended
(in thousands)	06/30/2016	06/30/2015	06/30/2016	06/30/2015	06/30/2016	06/30/2015
Service cost	$0	$688	$47	$57	$14	$35
Interest cost	587	713	65	69	205	224
Expected return on plan assets	(1,207)	(1,267)	0	0	0	0
Amortization of net retirement plan actuarial loss	249	553	2	(6)	75	182
Amortization of net retirement plan prior service (credit) cost	(4)	(196)	4	4	8	2
Recognized actuarial gain due to curtailments	0	(6,003)	0	0	0	0
Net periodic benefit cost	$(375)	$(5,512)	$118	$124	$302	$443

Components of Net Period Benefit Cost

	Pension Benefits Six Months Ended		Life and Health Six Months Ended		SERP Benefits Six Months Ended
(in thousands)	06/30/2016	06/30/2015	06/30/2016	06/30/2015	06/30/2016	06/30/2015
Service cost	$0	$1,372	$129	$118	$86	$100
Interest cost	1,237	1,465	141	161	416	464
Expected return on plan assets	(2,422)	(2,508)	0	0	0	0
Amortization of net retirement plan actuarial loss	487	1,139	3	10	179	313
Amortization of net retirement plan prior service cost (credit)	(7)	(413)	8	8	38	36
Recognized actuarial gain due to curtailments	0	(6,003)	0	0	0	0
Net periodic benefit cost	$(705)	$(4,948)	$281	$297	$719	$913

The net periodic benefit cost for the Company’s benefit plans are recorded as a component of salaries and benefits in the consolidated statements of income.

The Company realized approximately $424,000 and $657,000, net of tax, as amortization of amounts previously recognized in accumulated other comprehensive income, for the six months ended June 30, 2016 and 2015, respectively.

The Company is not required to contribute to the pension plan in 2016, but it may make voluntary contributions. The Company did not contribute to the pension plan in the six months ended June 30, 2016 or 2015.

Effective July 31, 2015, the Retirement Plan (Accruing Pension Plan) was frozen (participants no longer accrue benefits after July 31, 2015). The Plan freeze was reflected on June 30, 2015, and in accordance with ASC 715 Compensation – Retirement Benefits, a Curtailment was triggered. Under a Curtailment due to a plan freeze, any unrecognized Prior Service Cost bases must be fully recognized in benefit cost at the time of the Curtailment. The sum of unrecognized Prior Service Cost bases as of June 30, 2015 was $6.0 million.

11. Other Income and Operating Expense

Other income and operating expense totals are presented in the table below. Components of these totals exceeding 1% of the aggregate of total noninterest income and total noninterest expenses for any of the years presented below are stated separately.

	Three Months Ended		Six Months Ended
(in thousands)	06/30/2016	06/30/2015	06/30/2016	06/30/2015
Noninterest Income
Other service charges	$616	$678	$1,366	$1,498
Increase in cash surrender value of corporate owned life insurance	511	555	1,127	1,169
Other income	240	1,462	581	2,054
Total other income	$1,367	$2,695	$3,074	$4,721
Noninterest Expenses
Marketing expense	$1,417	$1,466	$2,319	$2,454
Professional fees	1,352	1,576	2,694	2,914
Legal fees	331	360	679	753
Software licensing and maintenance	1,268	1,025	2,616	2,221
Cardholder expense	680	641	1,425	1,267
Other expenses	4,193	4,171	8,556	9,723
Total other operating expense	$9,241	$9,239	$18,289	$19,332

12. Financial Guarantees

The Company currently does not issue any guarantees that would require liability recognition or disclosure, other than standby letters of credit. The Company extends standby letters of credit to its customers in the normal course of business. The standby letters of credit are generally short-term. As of June 30, 2016, the Company’s maximum potential obligation under standby letters of credit was $54.3 million compared to $58.6 million at December 31, 2015. Management uses the same credit policies to extend standby letters of credit that it uses for on-balance sheet lending decisions and may require collateral to support standby letters of credit based upon its evaluation of the counterparty. Management does not anticipate any significant losses as a result of these transactions, and has determined that the fair value of standby letters of credit is not significant.

13. Segment and Related Information

The Company manages its operations through three reportable business segments in accordance with the standards set forth in FASB ASC 280, “Segment Reporting”: (i) banking (“Banking”), (ii) insurance (“Tompkins Insurance”) and (iii) wealth management (“Tompkins Financial Advisors”). The Company’s insurance services and wealth management services, other than trust services, are managed separately from the Banking segment.

Banking

The Banking segment is primarily comprised of the Company’s four banking subsidiaries: Tompkins Trust Company, a commercial bank with thirteen banking offices located in Ithaca, NY and surrounding communities; The Bank of Castile (DBA Tompkins Bank of Castile), a commercial bank with sixteen banking offices located in the Genesee Valley region of New York State as well as Monroe County; Mahopac Bank (DBA Tompkins Mahopac Bank), a commercial bank with fourteen full-service banking offices located in the counties north of New York City; and VIST Bank (DBA Tompkins VIST Bank), a banking organization with twenty banking offices headquartered and operating in the areas surrounding southeastern Pennsylvania.

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

As of and for the three months ended June 30, 2016
(in thousands)	Banking	Insurance	Wealth Management	Intercompany	Consolidated
Interest income	$50,417	$0	$0	$0	$50,417
Interest expense	5,510	0	0	0	5,510
Net interest income	44,907	0	0	0	44,907
Provision for loan and lease losses	978	0	0	0	978
Noninterest income	5,861	7,556	3,956	(289)	17,084
Noninterest expense	30,645	6,160	2,872	(289)	39,388
Income before income tax expense	19,145	1,396	1,084	0	21,625
Income tax expense	6,080	575	367	0	7,022
Net Income attributable to noncontrolling interests and Tompkins Financial Corporation	13,065	821	717	0	14,603
Less: Net income attributable to noncontrolling interests	32	0	0	0	32
Net Income attributable to Tompkins Financial Corporation	$13,033	$821	$717	$0	$14,571

Depreciation and amortization	$1,561	$91	$19	$0	$1,671
Assets	5,877,758	41,272	13,701	(7,825)	5,924,906
Goodwill	64,370	20,361	8,211	0	92,942
Other intangibles, net	7,133	5,003	396	0	12,532
Net loans and leases	3,944,988	0	0	0	3,944,988
Deposits	4,477,266	0	0	(7,545)	4,469,721
Total Equity	512,711	30,684	11,040	0	554,435

As of and for the three months ended June 30, 2015
(in thousands)	Banking	Insurance	Wealth Management	Intercompany	Consolidated
Interest income	$46,383	$0	$40	$0	$46,423
Interest expense	5,093	0	0	0	5,093
Net interest income	41,290	0	40	0	41,330
Provision for loan and lease losses	922	0	0	0	922
Noninterest income	7,664	7,480	4,004	(186)	18,962
Noninterest expense	24,895	5,568	2,641	(186)	32,918
Income before income tax expense	23,137	1,912	1,403	0	26,452
Income tax expense	7,793	763	474	0	9,030
Net Income attributable to noncontrolling interests and Tompkins Financial Corporation	15,344	1,149	929	0	17,422
Less: Net income attributable to noncontrolling interests	32	0	0	0	32
Net Income attributable to Tompkins Financial Corporation	$15,312	$1,149	$929	$0	$17,390

Depreciation and amortization	$1,518	$92	$32	$0	$1,642
Assets	5,391,491	37,214	13,950	(6,519)	5,436,136
Goodwill	64,500	19,662	8,081	0	92,243
Other intangibles, net	8,554	4,534	481	0	13,569
Net loans and leases	3,491,840	0	0	0	3,491,840
Deposits	4,210,387	0	0	(6,298)	4,204,089
Total Equity	466,508	27,408	11,478	0	505,394

For the six months ended June 30, 2016
(in thousands)	Banking	Insurance	Wealth Management	Intercompany	Consolidated
Interest income	$99,726	$1	$0	$(1)	$99,726
Interest expense	10,781	1	0	(1)	10,781
Net interest income	88,945	0	0	0	88,945
Provision for loan and lease losses	1,833	0	0	0	1,833
Noninterest income	12,132	15,155	7,866	(566)	34,587
Noninterest expense	61,018	12,500	5,942	(566)	78,894
Income before income tax expense	38,226	2,655	1,924	0	42,805
Income tax expense	12,276	1,076	637	0	13,989
Net Income attributable to noncontrolling interests and Tompkins Financial Corporation	25,950	1,579	1,287	0	28,816
Less: Net income attributable to noncontrolling interests	65	0	0	0	65
Net Income attributable to Tompkins Financial Corporation	$25,885	$1,579	$1,287	$0	$28,751

Depreciation and amortization	$3,136	$182	$38	$0	$3,356

For the six months ended June 30, 2015
(in thousands)	Banking	Insurance	Wealth Management	Intercompany	Consolidated
Interest income	$92,576	$1	$75	$(1)	$92,651
Interest expense	10,094	0	0	(1)	10,093
Net interest income	82,482	1	75	0	82,558
Provision for loan and lease losses	1,131	0	0	0	1,131
Noninterest income	14,054	14,887	8,131	(464)	36,608
Noninterest expense	55,846	11,584	5,644	(464)	72,610
Income before income tax expense	39,559	3,304	2,562	0	45,425
Income tax expense	13,105	1,317	868	0	15,290
Net Income attributable to noncontrolling interests and Tompkins Financial Corporation	26,454	1,987	1,694	0	30,135
Less: Net income attributable to noncontrolling interests	65	0	0	0	65
Net Income attributable to Tompkins Financial Corporation	$26,389	$1,987	$1,694	$0	$30,070

Depreciation and amortization	$2,962	$184	$63	$0	$3,209

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

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of June 30, 2016 and December 31, 2015, segregated by the level of valuation inputs within the fair value hierarchy used to measure fair value.

Recurring Fair Value Measurements
June 30, 2016
(in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Trading securities
Obligations of U.S. Government sponsored entities	$6,249	$0	$6,249	$0
Mortgage-backed securities – residential U.S. Government sponsored entities	470	0	470	0
Available-for-sale securities
Obligations of U.S. Government sponsored entities	538,747	0	538,747	0
Obligations of U.S. states and political subdivisions	85,909	0	85,909	0
Mortgage-backed securities – residential, issued by:
U.S. Government agencies	137,004	0	137,004	0
U.S. Government sponsored entities	647,478	0	647,478	0
Non-U.S. Government agencies or sponsored entities	136	0	136	0
U.S. corporate debt securities	2,162	0	2,162	0
Equity securities	946	0	0	946

Borrowings
Other borrowings	10,426	0	10,426	0

The change in the fair value of available-for-sale equity securities valued using significant unobservable inputs (level 3), between January 1, 2016 and June 30, 2016 was immaterial.

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

There were no transfers between Levels 1, 2 and 3 for the six months ended June 30, 2016.

The Company determines fair value for its trading securities using independently quoted market prices. The Company determines fair value for its available-for-sale securities using an independent bond pricing service for identical assets or very similar securities. The Company has reviewed the pricing sources, including methodologies used, and finds them to be fairly stated.

Fair values of borrowings are estimated using Level 2 inputs based upon observable market data. The Company determines fair value for its borrowings using a discounted cash flow technique based upon expected cash flows and current spreads on FHLB advances with the same structure and terms. The Company also receives pricing information from third parties, including the FHLB. The pricing obtained is considered representative of the transfer price if the liabilities were assumed by a third party. The Company’s potential credit risk did not have a material impact on the quoted settlement prices used in measuring the fair value of the FHLB borrowings at June 30, 2016.

Certain assets are measured at fair value on a nonrecurring basis. For the Company, these include loans held for sale, collateral dependent impaired loans, and other real estate owned (“OREO”). During the second quarter of 2016, certain collateral dependent impaired loans were remeasured and reported at fair value through a specific valuation allowance and/or partial charge-offs for loan and lease losses based upon the fair value of the underlying collateral. Collateral values are estimated using Level 2 inputs based upon observable market data. In addition to collateral dependent impaired loans, certain other real estate owned were remeasured and reported at fair value based upon the fair value of the underlying collateral. The fair values of other real estate owned are estimated using Level 2 inputs based on observable market data or Level 3 inputs based on customized discounting criteria. In general, the fair values of other real estate owned are based upon appraisals, with discounts made to reflect estimated costs to sell the real estate. Upon initial recognition, fair value write-downs on other real estate owned are taken through a charge-off to the allowance for loan and lease losses. Subsequent fair value write-downs on other real estate owned are reported in other noninterest expense.

Three months ended June 30, 2016
		Fair value measurements at reporting date using:			Gain (losses) from fair value changes
	As of	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs	Three months ended
Assets:	06/30/2016	(Level 1)	(Level 2)	(Level 3)	06/30/2016
Impaired Loans	$195	$0	$195	$0	$(129)
Other real estate owned	276	0	276	0	(15)

Three months ended June 30, 2015
		Fair value measurements at reporting date using:			Gain (losses) from fair value changes
	As of	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs	Three months ended
Assets:	06/30/2015	(Level 1)	(Level 2)	(Level 3)	06/30/2015
Impaired Loans	$1,510	$0	$1,510	$0	$0
Other real estate owned	12	0	12	0	884

Six months ended June 30, 2016
		Fair value measurements at reporting date using:			Gain (losses) from fair value changes
	As of	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs	Six months ended
Assets:	06/30/2016	(Level 1)	(Level 2)	(Level 3)	06/30/2016
Impaired Loans	$1,582	$0	$1,582	$0	$(169)
Other real estate owned	488	0	488	0	(4)

Six months ended June 30, 2015
		Fair value measurements at reporting date using:			Gain (losses) from fair value changes
	As of	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs	Six months ended
Assets:	06/30/2015	(Level 1)	(Level 2)	(Level 3)	06/30/2015
Impaired Loans	$3,263	$0	$3,263	$0	$(80)
Other real estate owned	2,341	0	2,341	0	816

The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments at June 30, 2016 and December 31, 2015. The carrying amounts shown in the table are included in the Consolidated Statements of Condition under the indicated captions.

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

Estimated Fair Value of Financial Instruments
June 30, 2016
(in thousands)	Carrying Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets:

Cash and cash equivalents	$66,385	$66,385	$66,385	$0	$0
Securities - held to maturity	144,979	152,901	0	152,901	0
FHLB stock	36,462	36,462	0	36,462	0
Accrued interest receivable	16,352	16,352	0	16,352	0
Loans/leases, net[1]	3,944,988	3,981,738	0	1,582	3,980,156

Financial Liabilities:

Time deposits	$883,320	$884,418	$0	$884,418	$0
Other deposits	3,586,401	3,586,401	0	3,586,401	0
Fed funds purchased and securities sold under agreements to repurchase	97,180	98,016	0	98,016	0
Other borrowings	689,600	691,439	0	691,439	0
Trust preferred debentures	37,595	44,271	0	44,271	0
Accrued interest payable	1,800	1,800	0	1,800	0

Estimated Fair Value of Financial Instruments
December 31, 2015
(in thousands)	Carrying Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets:

Cash and cash equivalents	$58,257	$58,257	$58,257	$0	$0
Securities - held to maturity	146,071	146,686	0	146,686	0
FHLB and FRB stock	29,969	29,969	0	29,969	0
Accrued interest receivable	16,433	16,433	0	16,433	0
Loans/leases, net[1]	3,740,038	3,739,695	0	5,730	3,733,965

Financial Liabilities:

Time deposits	$855,133	$853,839	$0	$853,839	$0
Other deposits	3,540,173	3,540,173	0	3,540,173	0
Fed funds purchased and securities sold under agreements to repurchase	136,513	138,161	0	138,161	0
Other borrowings	525,709	527,041	0	527,041	0
Trust preferred debentures	37,509	45,190	0	45,190	0
Accrued interest payable	1,973	1,973	0	1,973	0

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

Loans and Leases: The fair values of residential loans are estimated using discounted cash flow analyses, based upon available market benchmarks for rates and prepayment assumptions. The fair values of commercial and consumer loans are estimated using discounted cash flow analyses, based upon interest rates currently offered for loans and leases with similar terms and credit quality. The fair value of loans held for sale is determined based upon contractual prices for loans with similar characteristics.

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

BUSINESS

Corporate Overview and Strategic Initiatives

Tompkins Financial Corporation (“Tompkins” or the “Company”) is headquartered in Ithaca, New York and is registered as a Financial Holding Company with the Federal Reserve Board under the Bank Holding Company Act of 1956, as amended. The Company is a locally oriented, community-based financial services organization that offers a full array of products and services, including commercial and consumer banking, leasing, trust and investment management, financial planning and wealth management, and insurance services.At June 30, 2016, the Company’s subsidiaries included: four wholly-owned banking subsidiaries, Tompkins Trust Company (the “Trust Company”), The Bank of Castile (DBA Tompkins Bank of Castile), Mahopac Bank (formerly known as Mahopac National Bank, DBA Tompkins Mahopac Bank), VIST Bank (DBA Tompkins VIST Bank); and a wholly-owned insurance agency subsidiary, Tompkins Insurance Agencies, Inc. (“Tompkins Insurance”). The trust division of the Trust Company provides a full array of investment services, including investment management, trust and estate, financial and tax planning as well as life, disability and long-term care insurance services. The Company’s principal offices are located at The Commons, Ithaca, New York, 14851, and its telephone number is (888) 503-5753. The Company’s common stock is traded on the NYSE MKT LLC under the Symbol “TMP.”

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

Business Segments

Banking services consist primarily of attracting deposits from the areas served by the Company’s four banking subsidiaries’ 65 banking offices (45 offices in New York and 20 offices in Pennsylvania) and using those deposits to originate a variety of commercial loans, consumer loans, real estate loans (including commercial loans collateralized by real estate), and leases. The Company’s lending function is managed within the guidelines of a comprehensive Board-approved lending policy. Reporting systems are in place to provide management with ongoing information related to loan production, loan quality, concentrations of credit, loan delinquencies, and nonperforming and potential problem loans. Banking services also include a full suite of products such as debit cards, credit cards, remote deposit, electronic banking, mobile banking, cash management, and safe deposit services.

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

Effective, January 1, 2016, Tompkins Insurance acquired all the outstanding shares of Shepard, Maxwell & Hale Insurance, a property and casualty insurance agency located in western New York. The acquisition-date fair value of the merger consideration was $2.2 million and included $0.2 million of cash and 32,553 shares of Tompkins’ common stock ($2.0 million). Including the present value of expected contingent payments, the Company recorded the following intangible assets as a result of the acquisition: goodwill ($1.1 million), customer related intangible ($0.8 million) and a covenant-not-to-compete ($0.3 million). The values of the customer related intangible and covenant-not-to-compete are being amortized over 15 years and 5 years, respectively. The goodwill is not being amortized but will be evaluated at least annually for impairment. The goodwill is not deductible for taxes.

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

OTHER IMPORTANT INFORMATION

The following discussion is intended to provide an understanding of the consolidated financial condition and results of operations of the Company for the three and six months ended June 30, 2016. It should be read in conjunction with the Company’s Audited Consolidated Financial Statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, and the Unaudited Consolidated Financial Statements and notes thereto included in Part I of this Quarterly Report on Form 10-Q.

In this Report there are comparisons of the Company’s performance to that of a peer group. Unless otherwise stated, this peer group is comprised of the group of 117 domestic bank holding companies with $3 billion to $10 billion in total assets as defined in the Federal Reserve’s “Bank Holding Company Performance Report” for March 31, 2016 (the most recent report available).

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

OVERVIEW

Net income for the second quarter was $14.6 million or $0.96 diluted earnings per share, compared to $17.4 million or $1.15 diluted earnings per share for the same period in 2015. Net income for the first six months of 2016 was $28.8 million or $1.89 diluted earnings per share, compared to $30.1 million or $2.00 diluted earnings per share in the first six months of 2015. Prior year results for the second quarter and year to date periods were positively impacted by a one-time curtailment gain of $3.6 million, after-tax, related to the freezing of the Company’s defined benefit pension plan effective July 31, 2015. Exclusive of this one-time gain, net income and diluted earnings per share for the second quarter of 2015 would have been $13.8 million and $0.91, respectively, and for the first six months of 2015, $26.0 million and $1.75, respectively.

Return on average assets (“ROA”) for the quarter ended June 30, 2016 was 1.00%, compared to 1.29% for the quarter ended June 30, 2015. Return on average shareholders’ equity (“ROE”) for the second quarter of 2016 was 10.76%, compared to 13.79%, for the same period in 2015. For the year-to-date period ended June 30, 2016, ROA and ROE totaled 0.98% and 10.37%, respectively, compared to 1.04% and 11.16% for the same period in 2015.  Tompkins’ year-to-date ROA and ROE compare to the most recent peer average ratios of 0.95% and 8.56%, respectively, ranking Tompkins’ ROA in the 53rd percentile and ROE in the 75th percentile of the peer group.

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

Banking Segment

The banking segment reported net income of $13.0 million for the second quarter of 2016, down $2.3 million or 14.9% from net income of $15.3 million for the same period in 2015. For the six months ended June 30, 2016, the banking segment reported net income of $25.9 million, down $504,000 or 1.9% from the same period in 2015.

Net interest income of $44.9 million for the second quarter of 2016 was up $3.6 million or 8.8% over the same period in 2015. For the six months ended June 30, 2016, net interest income of $88.9 million was up $6.5 million or 7.8% compared to prior year. Growth in average earning assets and stable funding costs more than offset the effect of lower asset yields and contributed to favorable year-over-year comparisons in net interest income. Net interest margin for the six months ended June 30, 2016 was 3.36% compared to 3.41% for the same period prior year, reflecting a lower interest rate environment in 2016.

The provision for loan and lease losses was $978,000 for the three months ended June 30, 2016; up $56,000 from the same period in 2015. Provision expense also increased for the six months ended June 30, 2016 to $1.8 million from $1.1 million in the previous year. The increase in provision expense for both periods was largely attributable to growth in total loans.

Noninterest income of $5.9 million for the three months ended June 30, 2016 was down $1.8 million or 23.5% compared to the same period in 2015. For the six months ended June 30, 2016, noninterest income was down $1.9 million or 13.7% to $12.1 million compared to $14.1 million for the six months ended June 30, 2015. The primary contributors to the three and six month decreases include: net realized gains on securities transactions (down $483,000 and $541,000, respectively), service charges on deposits (down $152,000 and $46,000, respectively), and gain on the sale of other real estate owned (“OREO”) properties (down $858,000 for both periods). Partially offsetting these items were increases in card services fees over the six months ended June 30, 2016 (up $100,000).

Noninterest expense of $30.6 million for the second quarter and $61.0 million for the six months ended June 30, 2016 were up $5.8 million or 23.1% and up $5.2 million or 9.3%, respectively, from the same periods in 2015. The increases are primarily attributed to the curtailment of the Company’s defined benefit pension plan in 2015, which resulted in a $6.0 million credit to noninterest expense for the Company in the second quarter of 2015. Of this amount, $5.4 million was a credit to Banking segment noninterest expense.

Insurance Segment

The insurance segment reported net income of $821,000 for the three months ended June 30, 2016; down $328,000 or 28.5% from the second quarter of 2015. For the six month period ended June 30, 2016, net income declined $408,000 or 20.5% compared to 2015. Noninterest income was up $76,000 or 1.0% in the second quarter of 2016, compared to the same period in 2015 and up $268,000 or 1.8% to $15.2 million for the six months ended June 30, 2016. Noninterest expenses for the three months ended June 30, 2016 were up $592,000 or 10.6% compared to the second quarter of 2015 and up $916,000 or 7.9% for the first six months of 2016 compared to the same period in 2015. The increase in noninterest expense for the second quarter and six month period is the result of the aforementioned defined benefit pension plan curtailment adjustment made in the second quarter of 2015, which resulted in a credit to noninterest expense of $462,000 and increases in salaries and wages, reflecting normal annual merit adjustments and sales commissions.

Wealth Management Segment

The wealth management segment reported net income of $717,000 for the three months ended June 30, 2016, down $212,000 or 22.8% compared to the second quarter of 2015. Net income for the six months ended June 30, 2016 decreased $407,000 to $1.3 million, down 24.0% compared to the same period in 2015. Noninterest income was flat for the second quarter of 2016 compared to the second quarter of 2015, and down $265,000 or 3.3% for the first six months of 2016 compared to the same period prior year. Noninterest expenses for the three months ended June 30, 2016, were up $231,000 or 8.7% and for the six months ended June 30, 2016 were up $298,000 or 5.3% compared to the same period of 2015 due primarily to the Company’s curtailment of its defined benefit pension plan mentioned above, which resulted in a credit to noninterest expenses of $131,000 in the second quarter of 2015.

Average Consolidated Statements of Condition and Net Interest Analysis (Unaudited)

	Quarter Ended June 30, 2016			Year to Date Period Ended June 30, 2016			Year to Date Period Ended June 30, 2015
(Dollar amounts in thousands)	Average Balance (QTD)	Interest	Average Yield/Rate	Average Balance (YTD)	Interest	Average Yield/Rate	Average Balance (YTD)	Interest	Average Yield/Rate
ASSETS
Interest-earning assets
Interest-bearing balances due from banks	$1,936	2	0.42%	$2,015	3	0.30%	$1,607	2	0.25%
Securities (1)

U.S. Government securities	1,464,091	7,647	2.10%	1,461,423	15,549	2.14%	1,442,846	15,366	2.15%
Trading securities	6,920	78	4.53%	7,084	158	4.49%	8,654	184	4.29%
State and municipal (2)	99,493	840	3.40%	98,562	1,678	3.42%	87,502	1,703	3.92%
Other securities (2)	3,641	30	3.31%	3,664	61	3.35%	3,758	60	3.22%
Total securities	1,574,145	8,595	2.20%	1,570,733	17,446	2.23%	1,542,760	17,313	2.26%
FHLBNY and FRB stock	31,617	318	4.05%	29,708	615	4.16%	22,355	572	5.15%

Total loans and leases, net of unearned income (2)(3)	3,885,215	42,525	4.40%	3,838,211	83,713	4.39%	3,431,282	76,635	4.50%
Total interest-earning assets	5,492,913	51,440	3.77%	5,440,667	101,777	3.76%	4,998,004	94,522	3.81%

Other assets	349,474			345,662			355,264

Total assets	5,842,387			5,786,329			5,353,268

LIABILITIES & EQUITY
Deposits
Interest-bearing deposits
Interest bearing checking, savings, & money market	2,531,393	982	0.16%	2,532,290	1,938	0.15%	2,337,605	1,914	0.17%
Time deposits	890,864	1,704	0.77%	879,479	3,347	0.77%	912,016	3,328	0.74%
Total interest-bearing deposits	3,422,257	2,686	0.32%	3,411,769	5,285	0.31%	3,249,621	5,242	0.33%

Federal funds purchased & securities sold under
agreements to repurchase	99,015	644	2.62%	112,639	1,310	2.34%	136,811	1,335	1.97%
Other borrowings	584,193	1,586	1.09%	543,256	3,003	1.11%	385,233	2,373	1.24%
Trust preferred debentures	37,566	594	6.36%	37,545	1,183	6.34%	37,374	1,143	6.17%
Total interest-bearing liabilities	4,143,031	5,510	0.53%	4,105,209	10,781	0.53%	3,809,039	10,093	0.53%

Noninterest bearing deposits	1,093,113			1,080,375			978,233
Accrued expenses and other liabilities	62,960			64,946			64,615
Total liabilities	5,299,104			5,250,530			4,851,887

Tompkins Financial Corporation Shareholders’ equity	541,781			534,314			499,896
Noncontrolling interest	1,502			1,485			1,485
Total equity	543,283			535,799			501,381

Total liabilities and equity	$5,842,387			$5,786,329			$5,353,268
Interest rate spread			3.23%			3.23%			3.28%
Net interest income/margin on earning assets		45,930	3.36%		90,996	3.36%		84,429	3.41%

Tax Equivalent Adjustment		(1,023)			(2,051)			(1,871)

Net interest income per consolidated financial statements		$44,907			$88,945			$82,558

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

Net Interest Income

Net interest income is the Company’s largest source of revenue, representing 72.4% and 72.0%, respectively, of total revenues for the three and six month periods ended June 30, 2016, compared to 68.6% and 69.3% for the same periods in 2015. Net interest income is dependent on the volume and composition of interest earning assets and interest-bearing liabilities and the level of market interest rates. The above table shows average interest-earning assets and interest-bearing liabilities, and the corresponding yield or cost associated with each.

Taxable-equivalent net interest income for the three and six months ended June 30, 2016 was up 8.6% and 7.8%, respectively, over the same periods in 2015, as growth in average earning assets offset a decrease in net interest margin for the second quarter and year-to-date in 2016 compared to the same periods in 2015. The decrease in net interest margin reflects lower yields on average earning assets as a result of the low interest rate environment. Net interest income also benefitted from a slight shift in the composition of average earning assets to an increased percentage of loans to average earnings assets. For the three and six months ended June 30, 2016, average loans represented 70.7% and 70.5%, respectively, of average earning assets compared to 68.8% and 68.6%, respectively, for the same periods in 2015.

Taxable-equivalent interest income for the three and six month periods ended June 30, 2016 was $51.4 million and $101.8 million, respectively, up 8.6% and 7.7% compared to the same periods of 2015. The increase in taxable-equivalent interest income was mainly the result of an increase in average loans, which was partially offset by a decrease in the yield on average loans. Average loan balances for the three and six months ended June 30, 2016 were up $421.3 million or 12.2%, and $406.9 million or 11.9%, respectively, while the average yield decreased 8 basis points and 11 basis points, respectively, from the same periods in 2015. Average securities balances for the three and six months ended June 30, 2016 were up by $25.2 million or 1.6% and $28.0 million or 1.8%, respectively, while the average yield for the three and six month periods were flat and down 3 basis points, respectively, compared to the same periods in 2015.

Interest expense for the three and six months ended June 30, 2016 increased by $417,000 or 8.2%, and $688,000 or 6.8%, respectively, compared to the same periods in 2015, driven mainly by an increase in the average volume of borrowings and deposits. The average rate paid on interest bearing deposits during the three and six months ended June 30, 2016 was 0.32% and 0.31%, respectively, compared to 0.32% and 0.33% for the same periods of 2015. Average interest bearing deposits for the second quarter of 2016 were up $177.9 million or 5.5% compared to the same period in 2015, while year-to-date average interest bearing deposits were up $162.1 million or 5.0% compared to the same period in 2015. Average noninterest bearing deposits for the three and six month periods ended June 30, 2016 were up $109.9 million or 11.2% and $102.1 million or 10.4%, respectively, compared to the same periods in 2015. Average other borrowings for the three and six months ended June 30, 2016 were up $161.8 million or 38.3% and $158.0 million or 41.0% compared to the same periods in 2015. The increase was mainly in overnight borrowings with the FHLB, which contributed to the decrease in average funding cost in this category in 2016.

Provision for Loan and Lease Losses

The provision for loan and lease losses represents management’s estimate of the amount necessary to maintain the allowance for loan and lease losses at an adequate level. The provision for loan and lease losses was $978,000 for the second quarter of 2016 and $1.8 million for the six months ended June 30, 2016, compared to $922,000 and $1.1 million for the same periods in 2015. The increase in provision for loan and lease losses in 2016 over the three and six month comparative periods in 2015 is mainly a result loan growth in 2016. The section captioned “Financial Condition – Allowance for Loan and Lease Losses and Nonperforming Assets” below has further details on the allowance for loan and lease losses and asset quality metrics.

Noninterest Income

Noninterest income was $17.1 million for the second quarter of 2016 and $34.6 million for the first six months of 2016. This represents a decrease of 9.9% for the quarter and 5.5% for the year-to-date period compared to the same periods in 2015. Noninterest income represented 27.6% of total revenue for the second quarter of 2016 and 28.0% for the year-to-date period, compared to 31.4% and 30.7% for the same periods in 2015.

Insurance commissions and fees were $7.5 million for the second quarter of 2016, an increase of 1.5% over the same period prior year. For the first six months of 2016, insurance commissions and fees were up $302,000 or 2.0% over the first six months of 2015. Increases in commissions from commercial lines and personal insurance lines in 2016 primarily drove the increases over the same periods in 2015. Contributing to the increase in revenues in both the quarter and year to date periods was the acquisition in the first quarter of 2016.

Investment services income was $3.8 million in second quarter of 2015, flat compared to the second quarter of 2015. For the first six months of 2016, investment services income was down $224,000 or 2.9% from the first six months of 2015. Investment services income includes trust services, financial planning, wealth management services, and brokerage related services. With fees largely based on the market value and the mix of assets managed, the general direction of the stock market can have a considerable impact on fee income. The fair value of assets managed by, or in custody of, Tompkins was $4.0 billion at June 30, 2016, up 0.97% from $3.9 billion at June 30, 2015. These figures include $1.2 billion of Company-owned securities where Tompkins Trust Company is custodian.

Service charges on deposit accounts were down $152,000 or 6.8% for the second quarter of 2016 compared to the second quarter of 2015, and down $46,000 or 1.0% for the six months ended June 30, 2016 compared to the same period in 2015. Net overdraft fees, the largest component of service charges on deposit accounts, were down 18.1% and 11.9% for the three and six months ended June 30, 2016 compared to the same periods in 2015. The decrease in net overdraft fees was partially offset by increases in personal and business cycle fees, as a result of new deposit products introduced in 2015.

Card services income for the three and six months ended June 30, 2016 was down $23,000 or 1.1%, and up $100,000 or 2.6%, respectively, compared to the same periods in 2015.

The Company recognized gains on the sales/calls of available-for-sale securities of $240,000 and $472,000 for the three and six months ended June 30, 2016, compared to gains of $723,000 and $1.0 million for the same periods in 2015. Sales of available-for-sale securities are generally the result of general portfolio maintenance and interest rate risk management.

Other income of $1.4 million in the second quarter of 2016 was down 49.3% compared to the second quarter of 2015. For the first six months of 2016, other income of $3.1 million was down 34.9% versus the same period in 2015. The significant components of other income are other service charges, increases in cash surrender value of corporate owned life insurance (“COLI”), gains on the sales of residential mortgage loans, and income from miscellaneous equity investments. A main contributor of the year over year decrease was a significant gain on the sale of an other real estate owned property in the second quarter 2015. Gains on sales of other real estate owned totaled $65,000 for the three and six months ended June 30, 2016 compared to a gain of $924,000 for the three and six months ended June 30, 2015.

Noninterest Expense

Noninterest expense was $39.4 million for the second quarter of 2016, up 19.7% compared to the second quarter of 2015 and $78.9 million for the six months ended June 30, 2016, up 8.7% from the same period in 2015. The increase in noninterest expense in 2016 compared to the same period prior year is mainly attributable to the curtailment of the Company’s defined benefit pension plan, which resulted in a $6.0 million credit to pension and other employee benefits expense in the second quarter of 2015 in accordance with accounting guidance.

Salaries and wages expense for the three and six months ended June 30, 2015 increased by $939,000 or 5.1%, and $2.4 million or 6.6%, respectively, over the same periods in 2015. The increase is mainly a result of normal merit and market adjustments, increases in incentive compensation as well as an increase in the number of employees. Pension and other employee related benefits were up $5.5 million and $4.7 million over the three and six month periods in 2015, mainly as a result of the pension curtailment discussed above.

Other operating expense for the second quarter of 2016 and for the first six months of 2016 was flat and down $1.0 million or 5.4% compared to the same periods in 2015. The decrease is mainly due to lower loan related costs, and other real estate owned related expenses.

Income Tax Expense

The provision for income taxes was $7.0 million for an effective rate of 32.5% for the second quarter of 2016, compared to tax expense of $9.0 million and an effective rate of 34.1% for the same quarter in 2015. For the first six months of 2016 the tax provision was $14.0 million for an effective rate of 32.7% compared to a tax provision of $15.3 million and an effective rate of 33.7% for the same period in 2015. The effective rates differ from the statutory rates primarily due to the effect of tax-exempt income from loans, securities and life insurance assets. The higher effective rate in 2015 was mainly a result of the accounting for the $6.0 million curtailment gain related to the freezing of the Company’s defined benefit pension plan.

FINANCIAL CONDITION

Total assets were $5.9 billion at June 30, 2016, up $234.9 million or 4.1% over December 31, 2015. The growth over year-end was primarily attributable to growth in originated loans, which were up $240.9 million or 7.3%. This growth was partially offset by expected run-off in acquired loans, which were down $34.8 million or 7.5%. Total deposits increased $74.4 million or 1.7% compared to December 31, 2015. Other borrowings increased $163.7 million or 30.5% from December 31, 2015, as a result of loan growth outpacing deposit growth.

Securities

As of June 30, 2016, the Company’s securities portfolio was $1.6 billion or 26.3% of total assets, compared to $1.5 billion or 27.1% of total assets at year-end 2015. The following table details the composition of available-for-sale and held-to-maturity securities.

Available-for-Sale Securities
	06/30/2016		12/31/2015
(in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Obligations of U.S. Government sponsored entities	$522,686	$538,747	$551,176	$552,893
Obligations of U.S. states and political subdivisions	84,449	85,909	83,981	84,726
Mortgage-backed securities
U.S. Government agencies	135,157	137,004	94,459	94,678
U.S. Government sponsored entities	642,180	647,478	656,947	650,097
Non-U.S. Government agencies or sponsored entities	136	136	192	194
U.S. corporate debt securities	2,500	2,162	2,500	2,162
Total debt securities	1,387,108	1,411,436	1,389,255	1,384,750
Equity securities	1,000	946	1,000	934
Total available-for-sale securities	$1,388,108	$1,412,382	$1,390,255	$1,385,684

Held-to-Maturity Securities
	06/30/2016		12/31/2015
(in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Obligations of U.S. Government sponsored entities	$132,291	$139,815	$132,482	$132,687
Obligations of U.S. states and political subdivisions	$12,688	$13,086	$13,589	$13,999
Total held-to-maturity debt securities	$144,979	$152,901	$146,071	$146,686

The increase in the fair value of the available-for-sale portfolio was due primarily to changes in interest rates during the first six months of 2016. Decreases in interest rates during 2016 resulted in an increase in unrealized gains in the available-for-sale portfolio. Management’s policy is to purchase investment grade securities that on average have relatively short duration, which helps mitigate interest rate risk and provides sources of liquidity without significant risk to capital.

The Company has no investments in preferred stock of U.S. government sponsored entities and no investments in pools of Trust Preferred securities. Quarterly, the Company evaluates all investment securities with a fair value less than amortized cost to identify any other-than-temporary impairment as defined under generally accepted accounting principles.

As a result of the other-than-temporary impairment review process, the Company does not consider any investment security held at June 30, 2016 to be other-than-temporarily impaired. Future changes in interest rates or the credit quality and credit support of the underlying issuers may reduce the market value of these and other securities. If such decline is determined to be other than temporary, the Company will record the necessary charge to earnings and/or accumulated other comprehensive income to reduce the securities to their then current fair value.

The Company maintained a trading portfolio with a fair value of $6.7 million as of June 30, 2016, compared to $7.4 million at December 31, 2015. The decrease in the trading portfolio reflects maturities or payments during the three and six months ended June 30, 2016. For the three and six months ended June 30, 2016, net mark-to-market losses related to the securities trading portfolio were $60,000 and $104,000, respectively, compared to net mark-to-market losses for the three and six months ended June 30, 2015 of $74,000 and $137,000, respectively.

Loans and Leases

Loans and leases at June 30, 2016 and December 31, 2015 were as follows:

	06/30/2016			12/31/2015
(in thousands)	Originated	Acquired	Total Loans and Leases	Originated	Acquired	Total Loans and Leases
Commercial and industrial
Agriculture	$76,872	$0	$76,872	$88,299	$0	$88,299
Commercial and industrial other	814,470	84,947	899,417	768,024	84,810	852,834
Subtotal commercial and industrial	891,342	84,947	976,289	856,323	84,810	941,133
Commercial real estate
Construction	125,447	4,796	130,243	103,037	4,892	107,929
Agriculture	97,645	5,253	102,898	86,935	2,095	89,030
Commercial real estate other	1,291,764	253,707	1,545,471	1,167,250	284,952	1,452,202
Subtotal commercial real estate	1,514,856	263,756	1,778,612	1,357,222	291,939	1,649,161
Residential real estate
Home equity	204,138	38,232	242,370	202,578	42,092	244,670
Mortgages	870,869	26,304	897,173	823,841	27,491	851,332
Subtotal residential real estate	1,075,007	64,536	1,139,543	1,026,419	69,583	1,096,002
Consumer and other
Indirect	17,034	0	17,034	17,829	0	17,829
Consumer and other	41,925	977	42,902	40,904	911	41,815
Subtotal consumer and other	58,959	977	59,936	58,733	911	59,644
Leases	14,687	0	14,687	14,861	0	14,861
Covered loans	0	12,269	12,269	0	14,031	14,031
Total loans and leases	3,554,851	426,485	3,981,336	3,313,558	461,274	3,774,832
Less: unearned income and deferred costs and fees	(3,223)	0	(3,223)	(2,790)	0	(2,790)
Total loans and leases, net of unearned income and deferred costs and fees	$3,551,628	$426,485	$3,978,113	$3,310,768	$461,274	$3,772,042

Residential real estate loans, including home equity loans were $1.1 billion at June 30, 2016, up $43.5 million or 4.0% compared to December 31, 2015, and comprised 28.7% of total loans and leases. Growth in residential loan balances is impacted by the Company’s decision to retain these loans or sell them in the secondary market due to interest rate considerations. The Company’s Asset/Liability Committee meets regularly and establishes standards for selling and retaining residential real estate mortgage originations.

The Company may sell residential real estate loans in the secondary market based on interest rate considerations. These residential real estate loans are generally sold to Federal Home Loan Mortgage Corporation (“FHLMC”) or State of New York Mortgage Agency (“SONYMA”) without recourse in accordance with standard secondary market loan sale agreements. These residential real estate loans also are subject to customary representations and warranties made by the Company, including representations and warranties related to gross incompetence and fraud. The Company has not had to repurchase any loans as a result of these representations and warranties. While in the past in rare circumstances the Company agreed to sell residential real estate loans with recourse, the Company has not done so in the past several years and the amount of such loans included on the Company’s balance sheet at June 30, 2016 was insignificant. The Company has never had to repurchase a loan sold with recourse.

During the first six months of 2016 and 2015, the Company sold residential mortgage loans totaling $1.5 million and $0.7 million, respectively, and realized gains on these sales of $35,000 and $10,000, respectively. These residential real estate loans were sold without recourse in accordance with standard secondary market loan sale agreements. When residential mortgage loans are sold, the Company typically retains all servicing rights, which provides the Company with a source of fee income. Mortgage servicing rights, at amortized basis, totaled $0.8 million at June 30, 2016 and $0.9 million at December 31, 2015.

The Company underwrites residential real estate loans in accordance with secondary market standards in effect at the time of origination, including loan-to-value (“LTV”) and documentation requirements. The Company does not underwrite low or reduced documentation loans other than those that meet secondary market standards for low or reduced documentation loans.

Commercial and industrial loans and commercial real estate loans totaled $976.3 million and $1.8 billion, and represented 24.5% and 44.7%, respectively of total loans as of June 30, 2016. The commercial real estate portfolio was up 7.8% over year-end 2015, while commercial and industrial loans were up 3.7%. As of June 30, 2016, agriculturally-related loans totaled $179.8 million or 4.5% of total loans and leases, compared to $177.3 million or 4.7% of total loans and leases at December 31, 2015. Agriculturally-related loans include loans to dairy farms and cash and vegetable crop farms. Agriculturally-related loans are primarily made based on identified cash flows of the borrower with consideration given to underlying collateral, personal guarantees, and government related guarantees. Agriculturally-related loans are generally secured by the assets or property being financed or other business assets such as accounts receivable, livestock, equipment or commodities/crops.

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

The carrying value of acquired loans accounted for in accordance with ASC Subtopic 310-30, “Receivables Loans and Debt Securities Acquired with Deteriorated Credit Quality,” was $24.6 million at June 30, 2016 as compared to $26.5 million at December 31, 2015. Under ASC Subtopic 310-30, loans may be aggregated and accounted for as pools of loans if the loans being aggregated have common risk characteristics. The Company elected to account for the loans with evidence of credit deterioration individually rather than aggregate them into pools. The difference between the undiscounted cash flows expected at acquisition and the investment in the acquired loans, or the “accretable yield,” is recognized as interest income utilizing the level-yield method over the life of each loan. Contractually required payments for interest and principal that exceed the undiscounted cash flows expected at acquisition, or the “non-accretable difference,” are not recognized as a yield adjustment, as a loss accrual or as a valuation allowance.

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

The carrying value of loans not exhibiting evidence of credit impairment at the time of the acquisition (i.e. loans outside of the scope of ASC 310-30) was $401.9 million at June 30, 2016. At acquisition, these loans were recorded at fair value, including a credit discount. Credit losses on acquired performing loans are estimated based on analysis of the performing portfolio. The purchased performing portfolio also included a general interest rate mark (premium). Both the credit discount and interest rate mark are accreted/amortized as a yield adjustment over the estimated lives of the loans. Interest is accrued daily on the outstanding principal balance of purchased performing loans.

At June 30, 2016 acquired loans included $12.3 million of covered loans. VIST Financial Corp had acquired these loans in an FDIC assisted transaction in the fourth quarter of 2010. In accordance with loss sharing agreements with the FDIC, certain losses and expenses relating to covered loans may be reimbursed by the FDIC at 70% or, if certain levels of reimbursement are reached, 80%. See Note 7 – “FDIC Indemnification Asset Related to Covered Loans” in the Notes to Unaudited Condensed Consolidated Financial Statements included in Part I of this Quarterly Report on Form 10-Q.

The Company has adopted comprehensive lending policies, underwriting standards and loan review procedures. Management reviews these policies and procedures on a regular basis. The Company discussed its lending policies and underwriting guidelines for its various lending portfolios in Note 3 – “Loans and Leases” in the Notes to Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. There have been no significant changes in these policies and guidelines since the date of that report. As such, these policies are reflective of new originations as well as those balances held at June 30, 2016. The Company’s Board of Directors approves the lending policies at least annually. The Company recognizes that exceptions to policy guidelines may occasionally occur and has established procedures for approving exceptions to these policy guidelines. Management has also implemented reporting systems to monitor loan originations, loan quality, concentrations of credit, loan delinquencies and nonperforming loans and potential problem loans.

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

(in thousands)	06/30/2016	12/31/2015	06/30/2015

Allowance for originated loans and leases
Commercial and industrial	$8,937	$10,495	$8,224
Commercial real estate	18,229	15,479	13,487
Residential real estate	4,486	4,070	5,583
Consumer and other	1,316	1,268	2,134
Total	$32,968	$31,312	$29,428

(in thousands)	06/30/2016	12/31/2015	06/30/2015

Allowance for acquired loans
Commercial and industrial	$47	$433	$384
Commercial real estate	65	61	167
Residential real estate	23	198	100
Consumer and other	22	0	12
Total	$157	$692	$663

As of June 30, 2016, the total allowance for loan and lease losses was $33.1 million, which increased by $1.1 million or 3.5% over year-end 2015. The increase in the allowance compared to year-end was mainly due to growth in the originated loan portfolio. Loans internally-classified Special Mention, Substandard and Doubtful were down from prior year end as were the level of nonperforming loans and leases. The allowance for loan and lease losses covered 183.01% of nonperforming loans and leases as of June 30, 2016, compared to 146.74% at December 31, 2015, and 139.36% at June 30, 2015.

The Company’s allowance for originated loan and lease losses totaled $33.0 million at June 30, 2016, which represented 0.93% of total originated loans, compared to 0.95% at prior quarter end, and 0.98% at June 30, 2015. Originated loans internally-classified as Special Mention, Substandard and Doubtful totaled $37.1 million at June 30, 2016, which were down $1.3 million or 3.4% compared to prior quarter, and down $10.2 million or 21.6% compared to June 30, 2015. The decrease is mainly due to paydowns of classified assets and upgrades of risk ratings in our commercial loan portfolio and commercial real estate construction portfolios as a result of improving financial conditions of our commercial customers.

The allowance for acquired loans at June 30, 2016 was $157,000, down $535,000 compared to year-end 2015 and down $506,000 compared to June 30, 2015. The amount of acquired loans internally-classified as Special Mention, Substandard and Doubtful totaled $14.5 million at June 30, 2016, down from $17.5 million at year-end 2015 and $23.5 million at June 30, 2015. Loan pay downs coupled with charge offs contributed to the decrease from the same quarter prior year and year-end 2015. Nonaccrual acquired loans were $4.8 million as of June 30, 2016 compared to $4.3 million at year-end 2015, and $5.0 million at June 30, 2015.

Activity in the Company’s allowance for loan and lease losses during the first six months of 2016 and 2015 is illustrated in the table below.

Analysis of the Allowance for Originated Loan and Lease Losses

(in thousands)	06/30/2016	06/30/2015
Average originated loans outstanding during period	$3,388,933	$2,900,786
Balance of originated allowance at beginning of year	$31,312	$28,156

ORIGINATED LOANS CHARGED-OFF:
Commercial and industrial	451	44
Commercial real estate	12	14
Residential real estate	201	312
Consumer and other	361	510
Total loans charged-off	$1,025	$880

RECOVERIES OF ORIGINATED LOANS PREVIOUSLY CHARGED-OFF:
Commercial and industrial	107	235
Commercial real estate	420	477
Residential real estate	32	49
Consumer and other	272	282
Total loans recoveries	$831	$1,043
Net loans charged-off (recovered)	194	(163)
Additions to originated allowance charged to operations	1,850	1,109
Balance of originated allowance at end of period	$32,968	$29,428
Allowance for originated loans and leases as a percentage of originated loans and leases	0.93%	0.98%
Annualized net charge-offs (recoveries) on originated loans to average total originated loans and leases during the period	0.01%	(0.01%)

Analysis of the Allowance for Acquired Loan Losses

(in thousands)	06/30/2016	06/30/2015
Average acquired loans outstanding during period	$449,278	$530,496
Balance of acquired allowance at beginning of year	692	841

ACQUIRED LOANS CHARGED-OFF:
Commercial and industrial	387	53
Commercial real estate	182	156
Residential real estate	16	112
Consumer and other	93	0
Total loans charged-off	$678	$321

Commercial and industrial	0	7
Commercial real estate	160	112
Residential real estate	0	2
Total loans recovered	$160	$121
Net loans charged-off	518	200
Additions to acquired allowance charged to operations	(17)	22
Balance of acquired allowance at end of period	$157	$663
Allowance for acquired loans as a percentage of acquired loans outstanding acquired loans and leases	0.03%	0.12%
Annualized net charge-offs on acquired loans as a percentage of average acquired loans and leases outstanding during the period	0.23%	0.08%
Annualized total net charge-offs as a percentage of average loans and leases outstanding during the period	0.04%	0.00%

Net loan and lease charge-offs totaled $384,000 for the three months ended June 30, 2016, compared to $316,000 for the same period in 2015. Annualized net charge offs for the six month period ended June 30, 2016 as a percentage of average total loans and leases was 0.04%, compared to 0.0% for the same period in 2015, and the most recent peer percentage of 0.09%.

The provision for loan and lease losses was $978,000 and $1.8 million for the three and six months ended June 30, 2016, compared to $922,000 and $1.1 million for the same periods in 2015. The increase in provision for loan and lease losses in 2016 compared to 2015 was mainly a result of growth in total loans, which was partially offset by generally favorable asset quality trends, including reductions in classified loans and nonperforming loans.

 Analysis of Past Due and Nonperforming Loans

(in thousands)	06/30/2016[1]	12/31/2015[1]	06/30/2015[1]
Loans 90 days past due and accruing
Commercial and industrial	$0	$0	$0
Residential real estate	89	58	58
Total loans 90 days past due and accruing	89	58	58
Nonaccrual loans
Commercial and industrial	206	1,738	2,012
Commercial real estate	7,493	6,054	6,872
Residential real estate	8,052	9,863	10,469
Consumer and other	88	182	243
Total nonaccrual loans	15,839	17,837	19,596
Troubled debt restructurings not included above	2,172	3,915	1,939
Total nonperforming loans and leases	18,100	21,810	21,593
Other real estate owned	1,001	2,692	2,570
Total nonperforming assets	$19,101	$24,502	$24,163
Allowance as a percentage of nonperforming loans and leases	183.01%	146.74%	139.36%
Total nonperforming loans and leases as percentage of total loans and leases	0.45%	0.58%	0.61%
Total nonperforming assets as percentage of total assets	0.32%	0.43%	0.44%

1The June 30, 2016, December 31, 2015, and June 30, 2015 columns in the above table exclude $1.9 million, $2.5 million, and $3.7 million, respectively, of acquired loans that are 90 days past due and accruing interest. These loans were originally recorded at fair value on the acquisition date of August 1, 2012. These loans are considered to be accruing as we can reasonably estimate future cash flows on these acquired loans and we expect to fully collect the carrying value of these loans. Therefore, we are accreting the difference between the carrying value of these loans and their expected cash flows into interest income.

Nonperforming assets include nonaccrual loans, troubled debt restructurings (“TDR”), and foreclosed real estate/other real estate owned. Nonperforming assets represented 0.32% of total assets at June 30, 2016, compared to 0.43% at December 31, 2015, and 0.44% at June 30, 2015. The Company’s ratio of nonperforming assets to total assets continues to compare favorably to our peer group’s most recent ratio of 0.89% at March 31, 2016.

Total nonperforming loans and leases were down $3.7 million or 17.0% from year end 2015, and down $3.5 million or 16.2% from June 30, 2015. A breakdown of nonperforming loans by portfolio segment is shown above. The decrease in the line captioned, ‘Troubled debt restructurings not included above’, from year-end 2015 was a result of several loans performing in accordance with their modified terms for an extended period and therefore no longer required to be reported on this line item. Total nonperforming assets were down $5.4 million compared to December 31, 2015, and down $5.1 million compared to June 30, 2015. The decrease is mainly due to the sale of one relationship that was acquired through foreclosure in the third quarter of 2014.

Loans are considered modified in a TDR when, due to a borrower’s financial difficulties, the Company makes a concession(s) to the borrower that it would not otherwise consider and the borrower could not obtain elsewhere. These modifications may include, among others, an extension of the term of the loan, and granting a period when interest-only payments can be made, with the principal payments made over the remaining term of the loan or at maturity. TDRs are included in the above table within the following categories: “loans 90 days past due and accruing”, “nonaccrual loans”, or “troubled debt restructurings not included above”. Loans in the latter category include loans that meet the definition of a TDR but are performing in accordance with the modified terms and therefore classified as accruing loans. At June 30, 2016 the Company had $10.2 million in TDRs, and of that total $8.0 million were reported as nonaccrual and $2.2 million were considered performing and included in the table above.

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

The Company’s recorded investment in loans and leases that are considered impaired totaled $16.5 million at June 30, 2016, compared to $16.2 million at December 31, 2015 and $16.7 million at June 30, 2015. A loan is impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impaired loans consist of our non-homogenous nonaccrual loans, and all TDRs. Specific reserves on individually identified impaired loans that are not collateral dependent are measured based on the present value of expected future cash flows discounted at the original effective interest rate of each loan. For loans that are collateral dependent, impairment is measured based on the fair value of the collateral less estimated selling costs, and such impaired amounts are generally charged off.

The year-to-date average recorded investment in impaired loans and leases was $16.2 million at June 30, 2016, compared to $20.7 million at June 30, 2015. At June 30, 2016 there was a specific reserve of $406,000 on impaired loans compared to $849,000 of specific reserves at December 31, 2015. The specific reserve of $406,000 reported at June 30, 2016 includes a specific reserves of $328,000 for the originated portfolio, and specific reserves of $78,000 for the acquired portfolio. The majority of impaired loans are collateral dependent impaired loans that have limited exposure or require limited specific reserve because of the amount of collateral support with respect to these loans and previous charge-offs. Interest payments on impaired loans are typically applied to principal unless collectability of the principal amount is reasonably assured. In these cases, interest is recognized on a cash basis.

The ratio of the allowance to nonperforming loans (loans past due 90 days and accruing, nonaccrual loans and restructured troubled debt) was 183.01% at June 30, 2016, improved from 146.74% at December 31, 2015, and 139.36% at June 30, 2015. The improvement in the ratio reflects the decrease in nonperforming loans over the year as well as an increase in the total allowance. The Company’s nonperforming loans are mostly made up of collateral dependent impaired loans with limited exposure or require limited specific reserve due to the level of collateral available with respect to these loans and/or previous charge-offs.

Management reviews the loan portfolio continuously for evidence of potential problem loans and leases. Potential problem loans and leases are loans and leases that are currently performing in accordance with contractual terms, but where known information about possible credit problems of the related borrowers causes management to have doubt as to the ability of such borrowers to comply with the present loan payment terms and may result in such loans and leases becoming nonperforming at some time in the future. Management considers loans and leases classified as Substandard, which continue to accrue interest, to be potential problem loans and leases. The Company, through its internal loan review function, identified 32 commercial relationships from the originated portfolio and 21 commercial relationships from the acquired portfolio totaling $11.8 million and $9.8 million, respectively at June 30, 2016 that were potential problem loans. At December 31, 2015, the Company had identified 29 relationships totaling $12.2 million in the originated portfolio and 23 relationships totaling $3.1 million in the acquired portfolio that were potential problem loans. Of the 32 commercial relationships in the originated portfolio at June 30, 2016, that were Substandard, there were 4 relationships that equaled or exceeded $1.0 million, which in aggregate totaled $7.2 million, the largest of which was $3.3 million. Of the 21 commercial relationships from the acquired loan portfolio at June 30, 2016, that were Substandard, there were 2 relationships that equaled or exceeded $1.0 million, which in aggregate totaled $3.0 million, the largest of which is $1.6 million. The Company continues to monitor these potential problem relationships; however, management cannot predict the extent to which continued weak economic conditions or other factors may further impact borrowers. These loans remain in a performing status due to a variety of factors, including payment history, the value of collateral supporting the credits, and personal or government guarantees. These factors, when considered in the aggregate, give management reason to believe that the current risk exposure on these loans does not warrant accounting for these loans as nonperforming. However, these loans do exhibit certain risk factors, which have the potential to cause them to become nonperforming. Accordingly, management’s attention is focused on these credits, which are reviewed on at least a quarterly basis.

Capital

Total equity was $554.4 million at June 30, 2016, an increase of $38.0 million or 7.4% from December 31, 2015. The increase reflects growth in retained earnings and additional paid-in capital.

Additional paid-in capital increased by $4.6 million, from $350.8 million at December 31, 2015, to $355.5 million at June 30, 2016. The increase is primarily attributable to the following: $1.9 million related to shares issued under the employee stock ownership plan, $1.7 million related to shares issued for an acquisition, $1.1 million related to stock based compensation, $1.0 million related to shares issued in connection with the dividend reinvestment plan and $176,000 related to shares issued for the exercise of stock options. These increases were partially offset by a $1.2 million reduction attributed to the repurchase of common stock. Retained earnings increased by $15.5 million from $197.4 million at December 31, 2015, to $213.0 million at June 30, 2016, reflecting net income of $28.8 million less dividends paid of $13.2 million. Accumulated other comprehensive loss decreased from a net loss of $31.0 million at December 31, 2015 to a net loss of $13.3 million at June 30, 2016, reflecting a $17.3 million increase in unrealized gains on available-for-sale securities due to changes in market rates, and a $424,000 increase related to postretirement benefit plans. During the second quarter of 2015, the Company recorded a one-time; $3.2 million loss to accumulated other comprehensive income due to the curtailment of its defined benefit pension plan in accordance with FASB ASC 715. Under regulatory requirements, amounts reported as accumulated other comprehensive income/loss related to net unrealized gain or loss on available-for-sale securities and the funded status of the Company’s defined benefit post-retirement benefit plans do not increase or reduce regulatory capital and are not included in the calculation of risk-based capital and leverage ratios.

Cash dividends paid in the first six months of 2016 totaled approximately $13.2 million, representing 45.9% of year to date 2016 earnings. Cash dividends of $0.88 per common share paid in the first six months of 2016 were up 4.8% over cash dividends of $0.84 per common share paid in the first six months of 2015.

On July 21, 2016, the Company’s Board of Directors authorized a new stock repurchase plan for the Company to repurchase up to 400,000 shares of the Company’s common stock. Purchases may be made over the 24 months following adoption of the plan. The repurchase program may be suspended, modified or terminated by the Board of Directors at any time for any reason. This plan replaced the Company’s existing 400,000 share repurchase plan announced on July 25, 2014 (the “2014 Repurchase Plan”).

The Company repurchased 22,356 shares under the 2014 Repurchase Plan during the first quarter of 2016, at an average price of $52.18. and did not repurchase any shares under the 2014 Repurchase Plan in the second quarter of 2016. As of June 30, 2016 the Company had repurchased an aggregate of 191,303 shares under the 2014 Repurchase Plan at an average price of $48.51.

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

As required under Dodd-Frank, a new capital ratio, “common equity tier 1 capital ratio” (CET1) was established. This ratio allows only common equity to qualify as tier 1 capital. The new CET1 ratio also will include most elements of accumulated other comprehensive income, including unrealized securities gains and losses, as part of both total regulatory capital (numerator) and total assets (denominator). Community banks, however, were given the opportunity to make a one-time irrevocable election to include or not to include in the numerator certain elements of other comprehensive income, most notably unrealized securities gains or losses. Tompkins has made this election.

In addition to setting higher minimum capital ratios, the new rules introduced a capital conservation buffer, which must be added to each of the minimum capital ratios and is designed to absorb losses during periods of economic stress. The capital conservation buffer is being phased-in over five years beginning on January 1, 2016 and will range from 0.625% in 2016 to 2.5% when fully phased-in. As of June 30, 2016, all of the Company’s subsidiary banks were in compliance with the required conservation buffer of 0.625%. If a banking organization fails to hold capital above minimum capital ratios, including the capital conservation buffer, it will be subject to certain restrictions on capital distributions and discretionary bonus payments.

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

The following table provides a summary of the Company’s capital ratios as of June 30, 2016.

REGULATORY CAPITAL ANALYSIS
June 30, 2016	Actual		Well Capitalized Requirement
(dollar amounts in thousands)	Amount	Ratio	Amount	Ratio
Total Capital (to risk weighted assets)	$538,801	12.95%	$415,921	10.00%
Tier 1 Capital (to risk weighted assets)	$503,768	12.11%	$332,737	8.00%
Tier 1 Common Equity (to risk weighted assets)	$466,173	11.21%	$270,349	6.50%
Tier 1 Capital (to average assets)	$503,768	8.79%	$286,679	5.00%

As illustrated above, the Company’s capital ratios on June 30, 2016 remained above the minimum requirements for well capitalized institutions. Total capital as a percent of risk weighted assets was relatively flat when compared with 13.0% as of December 31, 2015. Tier 1 capital as a percent of risk weighted assets decreased slightly from 12.2% at the end of 2015 to 12.1% as of June 30, 2016. Tier 1 capital as a percent of average assets was 8.8% at June 30, 2016 which is unchanged from December 31, 2015. Common equity tier 1 capital was 11.2% at the end of the second quarter of 2016, down slightly from 11.3% at the end of 2015.

As of June 30, 2016, the capital ratios for the Company’s subsidiary banks also exceeded the minimum levels required to be considered well capitalized.

Deposits and Other Liabilities

Total deposits of $4.5 billion at June 30, 2016 increased $74.4 million or 1.69% from December 31, 2015. The increase from year-end 2015 was comprised mainly of increases in money market savings and interest bearing checking deposits (up $61.4 million), and time deposit accounts (up $28.2 million); partially offset by lower noninterest bearing deposits (down $15.1 million).

The most significant source of funding for the Company is core deposits. The Company defines core deposits as total deposits less time deposits of $250,000 or more, brokered deposits and municipal money market deposits. Core deposits grew by $76.6 million or 2.2% to $3.6 billion at June 30, 2016 from $3.5 billion at year-end 2015. Core deposits represented 80.5% of total deposits at June 30, 2016, compared to 80.1% of total deposits at December 31, 2015.

Municipal money market savings accounts totaled $524.6 million at June 30, 2016 which was a decrease of 7.3% versus year-end 2015. In general, there is a seasonal pattern to municipal deposits starting with a low point during July and August. Account balances tend to increase throughout the fall and into the winter months from tax deposits and an additional inflow at the end of March from the electronic deposit of state funds.

The Company uses both retail and wholesale repurchase agreements. Retail repurchase agreements are arrangements with local customers of the Company, in which the Company agrees to sell securities to the customer with an agreement to repurchase those securities at a specified later date. Retail repurchase agreements totaled $42.2 million at June 30, 2016, and $66.3 million at December 31, 2015. Management generally views local repurchase agreements as an alternative to large time deposits. The Company’s wholesale repurchase agreements totaled $55.0 million at June 30, 2016 and $70.2 million at December 31, 2015. At June 30, 2016, wholesale repurchase agreements included $55.0 million with the FHLB.

The Company’s other borrowings totaled $700.0 million at June 30, 2016, up $163.7 million or 30.5% from $536.3 million at December 31, 2015. Borrowings at June 30, 2016 included $364.6 million in FHLB overnight advances, $325.4 million of FHLB term advances, and a $10.0 million advance from a bank. Borrowings at year-end 2015 included $272.2 million in overnight advances from FHLB, $250.0 million of FHLB term advances, and a $13.5 million advance from a bank. Of the $325.4 million in FHLB term advance at June 30, 2016, $60.0 million is due in over one year. In 2007, the Company elected the fair value option under FASB ASC Topic 825 for a $10.0 million advance with the FHLB. The fair value of this advance decreased by $149,000 (net mark-to-market gain of $149,000) over the six months ended June 30, 2016.

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

Core deposits, discussed above under “Deposits and Other Liabilities”, are a primary and low cost funding source obtained primarily through the Company’s branch network. In addition to core deposits, the Company uses non-core funding sources to support asset growth. These non-core funding sources include time deposits of $250,000 or more, brokered time deposits, national deposit listing services, municipal money market deposits, bank borrowings, securities sold under agreements to repurchase and overnight and term advances from the FHLB. Rates and terms are the primary determinants of the mix of these funding sources. Non-core funding sources of $1.7 billion at June 30, 2016 increased $122.2 million or 7.9% as compared to year end 2015. Non-core funding sources, as a percentage of total liabilities, were 31.1% at June 30, 2016, compared to 29.9% at December 31, 2015. The increase in non-core funding sources reflects an increase in mainly in term borrowings from the FHLB.

Non-core funding sources may require securities to be pledged against the underlying liability. Securities carried at $1.2 billion at June 30, 2016 and December 31, 2015, were either pledged or sold under agreements to repurchase. Pledged securities represented 77.1% of total securities at June 30, 2016, compared to 81.2% of total securities at December 31, 2015.

Cash and cash equivalents totaled $66.4 million as of June 30, 2016 which increased from $58.3 million at December 31, 2015. Short-term investments, consisting of securities due in one year or less, decreased from $64.0 million at December 31, 2015, to $36.6 million at June 30, 2016. The Company also had $6.7 million of securities designated as trading securities at June 30, 2016.

Cash flow from the loan and investment portfolios provides a significant source of liquidity. These assets may have stated maturities in excess of one year, but have monthly principal reductions. Total mortgage-backed securities, at fair value, were $784.6 million at June 30, 2016 compared with $745.0 million at December 31, 2015. Outstanding principal balances of residential mortgage loans, consumer loans, and leases totaled approximately $1.2 billion at June 30, 2016 which is comparable to year end 2015. Aggregate amortization from monthly payments on these assets provides significant additional cash flow to the Company.

Liquidity is enhanced by ready access to national and regional wholesale funding sources including Federal funds purchased, repurchase agreements, brokered certificates of deposit, and FHLB advances. Through its subsidiary banks, the Company has borrowing relationships with the FHLB and correspondent banks, which provide secured and unsecured borrowing capacity. At June 30, 2016, the unused borrowing capacity on established lines with the FHLB was $1.0 billion. As members of the FHLB, the Company’s subsidiary banks can use certain unencumbered mortgage-related assets and securities to secure additional borrowings from the FHLB. At June 30, 2016, total unencumbered residential mortgage loans and securities were $445.1 million. Additional assets may also qualify as collateral for FHLB advances upon approval of the FHLB.

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

The Company’s Board of Directors has set a policy that interest rate risk exposure will remain within a range whereby net interest income will not decline by more than 10% in one year as a result of a 100 basis point parallel change in rates. Based upon the simulation analysis performed as of May 31, 2016, a 200 basis point parallel upward change in interest rates over a one-year time frame would result in a one-year decrease in net interest income from the base case of approximately 2.0%, while a 100 basis point parallel decline in interest rates over a one-year period would result in an decrease in one-year net interest income from the base case of 1.4%. The simulation assumes no balance sheet growth and no management action to address balance sheet mismatches.

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

In addition to the simulation analysis, management uses an interest rate gap measure. The table below is a Condensed Static Gap Report, which illustrates the anticipated repricing intervals of assets and liabilities as of June 30, 2016. The Company’s one-year net interest rate gap was a negative $532.2 million or 8.98% of total assets at June 30, 2016, compared with a negative $432.8 million or 7.45% of total assets at December 31, 2015. A negative gap position exists when the amount of interest-bearing liabilities maturing or repricing exceeds the amount of interest-earning assets maturing or repricing within a particular time period. This analysis suggests that the Company’s net interest income is moderately more vulnerable to an increasing rate environment than it is to a prolonged declining interest rate environment. An interest rate gap measure could be significantly affected by external factors such as a rise or decline in interest rates, loan or securities prepayments, and deposit withdrawals.

Condensed Static Gap – June 30, 2016			Repricing Interval
(in thousands)	Total	0-3 months	3-6 months	6-12 months	Cumulative 12 months
Interest-earning assets[1]	$5,556,216	$1,138,902	$252,554	$468,966	$1,860,422
Interest-bearing liabilities	4,181,006	1,828,916	222,057	341,679	2,392,652
Net gap position		(690,014)	30,497	127,287	(532,230)
Net gap position as a percentage of total assets		(11.65%)	0.51%	2.15%	(8.98%)

1 Balances of available securities are shown at amortized cost

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2016. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this Report on Form 10-Q, the Company’s disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2016, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

There have been no material changes in the risk factors previously disclosed under Item 1A. of the Company’s Annual Report on Form 10-K, as amended, for the fiscal year ended December 31, 2015.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

	Total Number of Shares Purchased (a)	Average Price Paid Per Share (b)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (c)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (d)

April 1, 2016 through April 30, 2016	1,648	$64.24	0	208,697

May 1, 2016 through May 31, 2016	5,005	63.54	0	208,697

June 1, 2016 through June 30, 2016	0	0	0	208,697

Total	6,653	$63.71	—	208,697

Included in the table above are 1,648 shares purchased on the open market in April 2016, at an average cost of $64.24, and 538 shares purchased in May 2016, at an average cost of $63.49, by the trustee of the rabbi trust established by the Company under the Company’s Stock Retainer Plan For Eligible Directors of Tompkins Financial Corporation and Participating Subsidiaries, which were part of the director deferred compensation under that plan. In addition, the table includes 4,467 shares delivered to the Company in May 2016 at an average cost of $63.77 to satisfy mandatory tax withholding requirements upon the vesting of restricted stock under the Company’s 2009 Equity Plan.

On July 21, 2016, the Company’s Board of Directors authorized a stock repurchase plan for the Company to repurchase up to 400,000 shares of the Company’s common stock. Purchases may be made over the 24 months following adoption of the plan. The repurchase program may be suspended, modified or terminated by the Board of Directors at any time for any reason. This plan replaced the Company’s existing 400,000 share repurchase plan announced on July 25, 2014, which expired in July 2016. As of the date of this report, the Company had repurchased 191,303 shares under the now expired program, at an average price of $48.51.

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

Date:	August 09, 2016

TOMPKINS FINANCIAL CORPORATION

By:	/S/ Stephen S. Romaine
Stephen S. Romaine
President and Chief Executive Officer
(Principal Executive Officer)

By:	/S/ Francis M. Fetsko
Francis M. Fetsko
Executive Vice President, Chief Financial Officer, and Chief Operating Officer
(Principal Financial Officer)
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description	Pages

10.1	Standard Form of Agreement Between Owner and Construction Manager for Construction dated as of May 27, 2016 by and between Tompkins Trust Company and LeChase Construction Services, LLC	73

10.2	General Conditions of the Contract for Construction dated as of May 27, 2016 by and between Tompkins Trust Company and LeChase Construction Services, LLC	96

31.1	Certification of Principal Executive Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.	139

31.2	Certification of Principal Financial Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.	140

32.1	Certification of Principal Executive Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, 18 U.S.C. Section 1350	141

32.2	Certification of Principal Financial Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, 18 U.S.C. Section 1350	142

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Condition as of June 30, 2016 and December 31, 2015; (ii) Condensed Consolidated Statements of Income for the three and six months ended June 30, 2016 and 2015; (iii) Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2016 and 2015; (iv) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2016 and 2015; (v) Condensed Consolidated Statements of Changes in Shareholders’ Equity for the six months ended June 30, 2016 and 2015; and (vi) Notes to Unaudited Condensed Consolidated Financial Statements.

