Form 10-Q
period 2016-09-30
TOMPKINS FINANCIAL CORP
filed 2016-11-09
CIK 1005817

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

Large Accelerated Filer ☐	Accelerated Filer ☒
Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐ No ☒.

Indicate the number of shares of the Registrant’s Common Stock outstanding as of the latest practicable date:

Class	Outstanding as of October 31, 2016
Common Stock, $0.10 par value	15,055,954 shares

1

TOMPKINS FINANCIAL CORPORATION

FORM 10-Q

TOMPKINS FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CONDITION

(In thousands, except share and per share data)	As of	As of
ASSETS	09/30/2016	12/31/2015
	(unaudited)	(audited)
Cash and noninterest bearing balances due from banks	$177,342	$56,261
Interest bearing balances due from banks	2,244	1,996
Cash and Cash Equivalents	179,586	58,257

Trading securities, at fair value	0	7,368
Available-for-sale securities, at fair value (amortized cost of $1,352,845 at September 30, 2016 and $1,390,255 at December 31, 2015)	1,371,111	1,385,684
Held-to-maturity securities, at amortized cost (fair value of $151,626 at September 30, 2016 and $146,686 at December 31, 2015)	144,650	146,071
Originated loans and leases, net of unearned income and deferred costs and fees	3,672,539	3,310,768
Acquired loans and leases, covered	0	14,031
Acquired loans and leases, non-covered	417,008	447,243
Less: Allowance for loan and lease losses	34,112	32,004
Net Loans and Leases	4,055,435	3,740,038

Federal Home Loan Bank and other stock	34,246	29,969
Bank premises and equipment, net	63,687	60,331
Corporate owned life insurance	77,409	75,792
Goodwill	92,623	91,792
Other intangible assets, net	11,902	12,448
Accrued interest and other assets	71,566	82,245
Total Assets	$6,102,215	$5,689,995
LIABILITIES
Deposits:
Interest bearing:
Checking, savings and money market	2,618,465	2,401,519
Time	877,427	855,133
Noninterest bearing	1,194,408	1,138,654
Total Deposits	4,690,300	4,395,306

Federal funds purchased and securities sold under agreements to repurchase	77,218	136,513
Other borrowings, including certain amounts at fair value of $0 at September 30, 2016 and $10,576 at December 31, 2015	671,000	536,285
Trust preferred debentures	37,638	37,509
Other liabilities	64,869	67,916
Total Liabilities	$5,541,025	$5,173,529
EQUITY
Tompkins Financial Corporation shareholders’ equity:
Common Stock - par value $.10 per share: Authorized 25,000,000 shares; Issued: 15,091,864 at September 30, 2016; and 15,015,594 at December 31, 2015	1,509	1,502
Additional paid-in capital	357,468	350,823
Retained earnings	221,235	197,445
Accumulated other comprehensive loss	(16,660)	(31,001)
Treasury stock, at cost – 116,203 shares at September 30, 2016, and 116,126 shares at December 31, 2015	(3,912)	(3,755)

Total Tompkins Financial Corporation Shareholders’ Equity	559,640	515,014
Noncontrolling interests	1,550	1,452
Total Equity	$561,190	$516,466
Total Liabilities and Equity	$6,102,215	$5,689,995

TOMPKINS FINANCIAL CORPORATION
 CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Nine Months Ended
(In thousands, except per share data) (Unaudited)	09/30/2016	09/30/2015	09/30/2016	09/30/2015
INTEREST AND DIVIDEND INCOME
Loans	$43,057	$39,235	$125,378	$114,670
Due from banks	2	1	5	3
Trading securities	62	86	220	270
Available-for-sale securities	6,683	7,031	21,498	22,219
Held-to-maturity securities	898	915	2,712	2,185
Federal Home Loan Bank and other stock	375	262	990	834
Total Interest and Dividend Income	51,077	47,530	150,803	140,181
INTEREST EXPENSE
Time certificates of deposits of $250,000 or more	402	369	1,214	1,058
Other deposits	2,291	2,284	6,764	6,837
Federal funds purchased and securities sold under agreements to repurchase	630	685	1,940	2,020
Trust preferred debentures	600	583	1,783	1,726
Other borrowings	1,837	1,223	4,840	3,596
Total Interest Expense	5,760	5,144	16,541	15,237
Net Interest Income	45,317	42,386	134,262	124,944
Less: Provision for loan and lease losses	782	281	2,615	1,412
Net Interest Income After Provision for Loan and Lease Losses	44,535	42,105	131,647	123,532
NONINTEREST INCOME
Insurance commissions and fees	7,729	7,564	22,808	22,341
Investment services income	3,735	3,674	11,355	11,518
Service charges on deposit accounts	2,203	2,410	6,559	6,812
Card services income	2,037	2,001	5,980	5,844
Mark-to-market loss on trading securities	(76)	(69)	(182)	(206)
Mark-to-market gain on liabilities held at fair value	77	81	227	226
Other income	1,745	1,669	4,819	6,390
Gain on sale of available-for-sale securities	455	92	926	1,105
Total Noninterest Income	17,905	17,422	52,492	54,030
NONINTEREST EXPENSES
Salaries and wages	19,801	18,357	58,123	54,319
Pension and other employee benefits	5,218	5,368	15,435	10,843
Net occupancy expense of premises	3,046	2,891	9,193	9,303
Furniture and fixture expense	1,707	1,532	4,973	4,465
FDIC insurance	783	729	2,388	2,218
Amortization of intangible assets	524	496	1,572	1,503
Other operating expense	9,245	8,509	27,534	27,841
Total Noninterest Expenses	40,324	37,882	119,218	110,492
Income Before Income Tax Expense	22,116	21,645	64,921	67,070
Income Tax Expense	7,219	7,115	21,208	22,405
Net Income attributable to Noncontrolling Interests and Tompkins Financial Corporation	14,897	14,530	43,713	44,665
Less: Net income attributable to noncontrolling interests	33	33	98	98
Net Income Attributable to Tompkins Financial Corporation	$14,864	$14,497	$43,615	$44,567
Basic Earnings Per Share	$0.99	$0.97	$2.90	$2.98
Diluted Earnings Per Share	$0.97	$0.96	$2.87	$2.96

TOMPKINS FINANCIAL CORPORATION
 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended
(In thousands) (Unaudited)	09/30/2016	09/30/2015
Net income attributable to noncontrolling interests and Tompkins Financial Corporation	$14,897	$14,530
Other comprehensive (loss) income, net of tax:

Available-for-sale securities:
Change in net unrealized (gain) loss during the period	(3,333)	5,515
Reclassification adjustment for net realized gain on sale of available-for-sale securities included in net income	(273)	(55)

Employee benefit plans:
Amortization of net retirement plan actuarial gain	201	122
Amortization of net retirement plan prior service cost	12	11

Other comprehensive (loss) income	(3,393)	5,593

Subtotal comprehensive income attributable to noncontrolling interests and Tompkins Financial Corporation	11,504	20,123
Less: Net income attributable to noncontrolling interests	(33)	(33)
Total comprehensive income attributable to Tompkins Financial Corporation	$11,471	$20,090

	Nine Months Ended
(In thousands) (Unaudited)	09/30/2016	09/30/2015
Net income attributable to noncontrolling interests and Tompkins Financial Corporation	$43,713	$44,665
Other comprehensive income, net of tax:

Available-for-sale securities:
Change in net unrealized gain during the period	14,260	3,883
Reclassification adjustment for net realized gain on sale of available-for-sale securities included in net income	(556)	(663)

Employee benefit plans:
Recognized actuarial gain due to curtailment	0	(3,196)
Net actuarial gain due to curtailment	0	1,170
Amortization of net retirement plan actuarial gain	602	999
Amortization of net retirement plan prior service cost (credit)	35	(210)

Other comprehensive income	14,341	1,983

Subtotal comprehensive income attributable to noncontrolling interests and Tompkins Financial Corporation	58,054	46,648
Less: Net income attributable to noncontrolling interests	(98)	(98)
Total comprehensive income attributable to Tompkins Financial Corporation	$57,956	$46,550

See notes to unaudited condensed consolidated financial statements.

TOMPKINS FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
(In thousands) (Unaudited)	09/30/2016	09/30/2015
OPERATING ACTIVITIES
Net income attributable to Tompkins Financial Corporation	$43,615	$44,567
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	2,615	1,412
Depreciation and amortization of premises, equipment, and software	5,049	4,834
Amortization of intangible assets	1,572	1,503
Earnings from corporate owned life insurance	(1,615)	(1,643)
Net amortization on securities	8,214	9,011
Amortization/accretion related to purchase accounting	(2,320)	(4,348)
Mark-to-market loss on trading securities	182	206
Mark-to-market gain on liabilities held at fair value	(227)	(226)
Net gain on securities transactions	(926)	(1,105)
Net gain on sale of loans originated for sale	(57)	(21)
Proceeds from sale of loans originated for sale	2,018	1,402
Loans originated for sale	(1,661)	(1,784)
Net loss on sale of bank premises and equipment	18	24
Gain on pension curtailment	0	(6,003)
Stock-based compensation expense	1,715	1,410
Decrease in accrued interest receivable	(927)	(920)
(Decrease) increase in accrued interest payable	(111)	84
Proceeds from sales of trading securities	1,397	0
Proceeds from maturities and payments of trading securities	5,781	1,026
Other, net	(227)	11,242
Net Cash Provided by Operating Activities	64,105	60,671
INVESTING ACTIVITIES
Proceeds from maturities, calls and principal paydowns of available-for-sale securities	188,137	181,015
Proceeds from sales of available-for-sale securities	84,270	115,800
Proceeds from maturities, calls and principal paydowns of held-to-maturity securities	8,411	10,567
Purchases of available-for-sale securities	(241,991)	(285,625)
Purchases of held-to-maturity securities	(7,277)	(68,939)
Net increase in loans	(317,012)	(237,574)
Net increase in Federal Home Loan Bank stock	(4,277)	(2,303)
Proceeds from sale of bank premises and equipment	72	73
Purchases of bank premises and equipment	(8,049)	(4,621)
Net cash used in acquisition	(218)	0
Other, net	123	514
Net Cash Used in Investing Activities	(297,811)	(291,093)
FINANCING ACTIVITIES
Net increase in demand, money market, and savings deposits	272,700	288,578
Net increase (decrease) in time deposits	23,283	(19,559)
Net decrease in Federal funds purchased and securities sold under agreements to repurchase	(59,137)	(11,247)
Increase in other borrowings	536,301	285,960
Repayment of other borrowings	(401,359)	(243,330)
Cash dividends	(19,825)	(18,827)
Common stock issued	0	50
Repurchase of common stock	(1,166)	(3,279)
Shares issued for dividend reinvestment plan	2,237	0
Shares issued for employee stock ownership plan	1,938	1,595
Net shares issued related to restricted stock awards	(201)	(195)
Net proceeds from exercise of stock options	(124)	1,469
Tax benefit from stock option exercises	388	230
Net Cash Provided by Financing Activities	355,035	281,445
Net Increase in Cash and Cash Equivalents	121,329	51,023
Cash and cash equivalents at beginning of period	58,257	56,070
Total Cash & Cash Equivalents at End of Period	$179,586	$107,093

See notes to unaudited condensed consolidated financial statements.

TOMPKINS FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands) (Unaudited)	09/30/2016	09/30/2015
Supplemental Information:
Cash paid during the year for - Interest	$17,641	$16,253
Cash paid during the year for - Taxes	17,746	15,102
Transfer of loans to other real estate owned	1,179	1,046

See notes to unaudited condensed consolidated financial statements.

TOMPKINS FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

(In thousands except share and per share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Non- controlling Interests	Total
Balances at January 1, 2015	$1,493	$348,889	$165,160	$(24,011)	$(3,400)	$1,452	$489,583
Net income attributable to noncontrolling interests and Tompkins Financial Corporation			44,567			98	44,665
Other comprehensive income				1,983			1,983
Total Comprehensive Income							46,648
Cash dividends ($1.26 per share)			(18,827)				(18,827)
Net exercise of stock options and related tax benefit (59,973 shares)	6	1,693					1,699
Stock-based compensation expense		1,410					1,410
Common stock repurchased and returned to unissued status (63,181 shares)	(6)	(3,273)					(3,279)
Shares issued for employee stock ownership plan (29,575 shares)	3	1,592					1,595
Directors deferred compensation plan (2,351 shares)		229			(229)		0
Common stock issued for purchase acquisition (960 shares)		50					50
Restricted stock activity ((17,195) shares)	(2)	(193)					(195)
Adoption of ASU 2014-01
Accounting for Investments in Qualified Affordable Housing Projects			(725)				(725)
Balances at September 30, 2015	$1,494	$350,397	$190,175	$(22,028)	$(3,629)	$1,550	$517,959

Balances at January 1, 2016	$1,502	$350,823	$197,445	$(31,001)	$(3,755)	$1,452	$516,466
Net income attributable to noncontrolling interests and Tompkins Financial Corporation			43,615			98	43,713
Other comprehensive income				14,341			14,341
Total Comprehensive Income							58,054
Cash dividends ($1.32 per share)			(19,825)				(19,825)
Net exercise of stock options and related tax benefit (19,018 shares)	2	262					264
Common stock repurchased and returned to unissued status (22,356 shares)	(2)	(1,164)					(1,166)
Shares issued for dividend reinvestment plan (33,124 shares)	3	2,234					2,237
Stock-based compensation expense		1,715					1,715
Shares issued for employee stock ownership plan (31,435 shares)	3	1,935					1,938
Directors deferred compensation plan (77) shares)		157			(157)		0
Restricted stock activity ((17,504) shares)	(2)	(199)					(201)
Stock issued for purchase acquisition (32,553 shares)	3	1,705					1,708
Balances at September 30, 2016	$1,509	$357,468	$221,235	$(16,660)	$(3,912)	$1,550	$561,190

See notes to unaudited condensed consolidated financial statements

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Business

Tompkins Financial Corporation (“Tompkins” or the “Company”) is headquartered in Ithaca, New York and is registered as a Financial Holding Company with the Federal Reserve Board under the Bank Holding Company Act of 1956, as amended. The Company is a locally oriented, community-based financial services organization that offers a full array of products and services, including commercial and consumer banking, leasing, trust and investment management, financial planning and wealth management, and insurance services. At September 30, 2016, the Company’s subsidiaries included: four wholly-owned banking subsidiaries, Tompkins Trust Company (the “Trust Company”), The Bank of Castile (DBA Tompkins Bank of Castile), Mahopac Bank (formerly known as Mahopac National Bank, DBA Tompkins Mahopac Bank), VIST Bank (DBA Tompkins VIST Bank); and a wholly-owned insurance agency subsidiary, Tompkins Insurance Agencies, Inc. (“Tompkins Insurance”). The trust division of the Trust Company provides a full array of investment services, including investment management, trust and estate, financial and tax planning as well as life, disability and long-term care insurance services. The Company’s principal offices are located at The Commons, Ithaca, New York, 14851, and its telephone number is (888) 503-5753. The Company’s common stock is traded on the NYSE MKT LLC under the Symbol “TMP.”

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

ASU 2015-03, “Interest - Imputation of Interest (Subtopic 835-30) – Simplifying the Presentation of Debt Issuance Costs.” ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in ASU 2015-03. ASU 2015-03 became effective for Tompkins on January 1, 2016 and unamortized debt issuance costs are now presented as a direct deduction from the carrying amount of the related debt liability in our accompanying consolidated Statements of Condition.

ASU 2015-15, “Interest – Imputation of Interest (Subtopic 835-30) – Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements. Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting. “ASU 2015-15 adds SEC paragraphs pursuant to an SEC Staff Announcement that given the absence of authoritative guidance within ASU 2015-03 for debt issuance costs related to line-of-credit arrangements, the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement.

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

ASU 2016-02,“Leases (Topic 842).” ASU 2016-02 will, among other things, require lessees to recognize a lease liability, which is a lessee‘s obligation to make lease payments arising from a lease, measured on a discounted basis; and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term.

ASU 2016-02 does not significantly change lease accounting requirements applicable to lessors; however, certain changes were made to align, where necessary, lessor accounting with the lessee accounting model and ASC Topic 606, “Revenue from Contracts with Customers.” ASU 2016-02 will be effective for Tompkins on January 1, 2019 and will require transition using a modified retrospective approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. Tompkins is currently evaluating the potential impact of ASU 2016-02 on our financial statements.

ASU 2016-05“Derivatives and Hedging (Topic 815) Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships.” ASU 2016-05 clarifies that a change in the counterparty to a derivative instrument that has been designated as the hedging instrument under ASC Topic 815 does not, in and of itself, require dedesignation of that hedging relationship provided that all other hedge accounting criteria continue to be met. ASU 2016-05 will be effective for Tompkins on January 1, 2017 and is not expected to have a significant impact on our financial statements.

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

ASU 2016-08, “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net).” ASU 2016-08 was issued to clarify certain principal versus agent considerations within the implementation guidance of ASC Topic 606, “Revenue from Contracts with Customers.” The effective date and transition of ASU 2016-08 is the same as the effective date and transition of ASU 2014-09, Revenue from Contracts with Customers (Topic 606). Tompkins is currently evaluating the potential impact of ASU 2016-08 on our financial statements.

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

ASU No. 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing.” ASU 2016-10 was issued to clarify ASC Topic 606, “Revenue from Contracts with Customers” related to (i) identifying performance obligations; and (ii) the licensing implementation guidance. The effective date and transition of ASU 2016-10 is the same as the effective date and transition of ASU 2014-09, “Revenue from Contracts with Customers (Topic 606).” Tompkins is currently evaluating the potential impact of ASU 2016-10 on our financial statements.

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

ASU 2016-15, “Statement of Cash Flows (Topic 230) - Classification of Certain Cash Receipts and Cash Payments.” ASU 2016-15 provides guidance related to certain cash flow issues in order to reduce the current and potential future diversity in practice. ASU 2016-15 will be effective for us on January 1, 2018. Tompkins is currently evaluating the potential impact of ASU 2016-15 but does not expect it to have a significant impact on our financial statements.

4. Securities

Available-for-Sale Securities
The following table summarizes available-for-sale securities held by the Company at September 30, 2016:

	Available-for-Sale Securities
September 30, 2016	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(in thousands)
Obligations of U.S. Government sponsored entities	$513,251	$13,447	$2	$526,696
Obligations of U.S. states and political subdivisions	83,596	1,098	13	84,681
Mortgage-backed securities – residential, issued by
U.S. Government agencies	160,464	1,721	436	161,749
U.S. Government sponsored entities	591,908	5,202	2,357	594,753
Non-U.S. Government agencies or sponsored entities	126	0	0	126
U.S. corporate debt securities	2,500	0	338	2,162
Total debt securities	1,351,845	21,468	3,146	1,370,167
Equity securities	1,000	0	56	944
Total available-for-sale securities	$1,352,845	$21,468	$3,202	$1,371,111

 The following table summarizes available-for-sale securities held by the Company at December 31, 2015:

	Available-for-Sale Securities
December 31, 2015	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(in thousands)
Obligations of U.S. Government sponsored entities	$551,176	$3,512	$1,795	$552,893
Obligations of U.S. states and political subdivisions	83,981	898	153	84,726
Mortgage-backed securities – residential, issued by
U.S. Government agencies	94,459	1,535	1,316	94,678
U.S. Government sponsored entities	656,947	3,599	10,449	650,097
Non-U.S. Government agencies or sponsored entities	192	2	0	194
U.S. corporate debt securities	2,500	0	338	2,162
Total debt securities	1,389,255	9,546	14,051	1,384,750
Equity securities	1,000	0	66	934
Total available-for-sale securities	$1,390,255	$9,546	$14,117	$1,385,684

Held-to-Maturity Securities

The following table summarizes held-to-maturity securities held by the Company at September 30, 2016:

	Held-to-Maturity Securities
September 30, 2016	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(in thousands)
Obligations of U.S. Government sponsored entities	$132,195	$6,592	$0	$138,787
Obligations of U.S. states and political subdivisions	12,455	384	0	12,839
Total held-to-maturity debt securities	$144,650	$6,976	$0	$151,626

The following table summarizes held-to-maturity securities held by the Company at December 31, 2015:

	Held-to-Maturity Securities
December 31, 2015	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(in thousands)
Obligations of U.S. Government sponsored entities	$132,482	$649	$444	$132,687
Obligations of U.S. states and political subdivisions	13,589	414	4	13,999
Total held-to-maturity debt securities	$146,071	$1,063	$448	$146,686

The Company may from time to time sell investment securities from its available-for-sale portfolio. Realized gains on available-for-sale securities were $455,000 and $926,000 for the three and nine months ended September 30, 2016 and $92,000 and $1,107,000 in the same periods during 2015. Realized losses on available-for-sale securities were $0 for the three and nine months ended September 30, 2016 and $0 and $2,000 for the three and nine months ended September 30, 2015. The sales of available-for-sale investment securities were the result of general investment portfolio and interest rate risk management.

The following table summarizes available-for-sale securities that had unrealized losses at September 30, 2016:

	Less than 12 Months		12 Months or Longer		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of U.S. Government sponsored entities	$1,347	$2	$0	$0	$1,347	$2
Obligations of U.S. states and political subdivisions	8,175	12	754	1	8,929	13

Mortgage-backed securities – issued by
U.S. Government agencies	32,598	89	23,615	347	56,213	436
U.S. Government sponsored entities	92,646	481	131,532	1,876	224,178	2,357
U.S. corporate debt securities	0	0	2,163	338	2,163	338
Equity securities	0	0	944	56	944	56
Total available-for-sale securities	$134,766	$584	$159,008	$2,618	$293,774	$3,202

There were no unrealized losses on held-to-maturity securities for September 30, 2016.

The following table summarizes available-for-sale securities that had unrealized losses at December 31, 2015:

	Less than 12 Months		12 Months or Longer		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of U.S. Government sponsored entities	$183,697	$1,618	$5,844	$177	$189,541	$1,795
Obligations of U.S. states and political subdivisions	25,402	141	3,408	12	28,810	153

Mortgage-backed securities – residential, issued by
U.S. Government agencies	32,636	350	30,244	966	62,880	1,316
U.S. Government sponsored entities	364,420	4,102	176,325	6,347	540,745	10,449
U.S. corporate debt securities	0	0	2,163	338	2,163	338
Equity securities	0	0	934	66	934	66
Total available-for-sale securities	$606,155	$6,211	$218,918	$7,906	$825,073	$14,117

The following table summarizes held-to-maturity securities that had unrealized losses at December 31, 2015.

	Less than 12 Months		12 Months or Longer		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of U.S. Government sponsored entities	$29,671	$444	$0	$0	$29,671	$444

Obligations of U.S. sponsored entities	1,966	4	0	0	1,966	4
Total held-to-maturity securities	$31,637	$448	$0	$0	$31,637	$448

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

The Company does not intend to sell other-than-temporarily impaired investment securities that are in an unrealized loss position until recovery of unrealized losses (which may be until maturity), and it is not more-likely-than not that the Company will be required to sell the investment securities, before recovery of their amortized cost basis, which may be at maturity. Accordingly, as of September 30, 2016, and December 31, 2015, management has determined that the unrealized losses detailed in the tables above are not other-than-temporary.

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

As a result of the other-than-temporarily impairment review process, the Company does not consider any investment security held at September 30, 2016 to be other-than-temporarily impaired.

The amortized cost and estimated fair value of debt securities by contractual maturity are shown in the following table. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Mortgage-backed securities are shown separately since they are not due at a single maturity date.

September 30, 2016
(in thousands)	Amortized Cost	Fair Value
Available-for-sale securities:
Due in one year or less	$32,150	$32,317
Due after one year through five years	359,863	367,936
Due after five years through ten years	196,728	202,923
Due after ten years	10,606	10,363
Total	599,347	613,539
Mortgage-backed securities	752,498	756,628
Total available-for-sale debt securities	$1,351,845	$1,370,167

December 31, 2015
(in thousands)	Amortized Cost	Fair Value
Available-for-sale securities:
Due in one year or less	$53,936	$54,735
Due after one year through five years	351,462	353,736
Due after five years through ten years	219,161	218,561
Due after ten years	13,098	12,749
Total	637,657	639,781
Mortgage-backed securities	751,598	744,969
Total available-for-sale debt securities	$1,389,255	$1,384,750

September 30, 2016
(in thousands)	Amortized Cost	Fair Value
Held-to-maturity securities:
Due in one year or less	$8,798	$8,833
Due after one year through five years	28,281	29,496
Due after five years through ten years	107,571	113,297
Total held-to-maturity debt securities	$144,650	$151,626

December 31, 2015
(in thousands)	Amortized Cost	Fair Value
Held-to-maturity securities:
Due in one year or less	$9,249	$9,294
Due after one year through five years	14,069	14,341
Due after five years through ten years	122,585	122,853
Due after ten years	168	198
Total held-to-maturity debt securities	$146,071	$146,686

The Company also holds non-marketable Federal Home Loan Bank New York (“FHLBNY”) stock, non-marketable Federal Home Loan Bank Pittsburgh (“FHLBPITT”) stock and non-marketable Atlantic Community Bankers Bank stock, all of which are required to be held for regulatory purposes and for borrowing availability. The required investment in FHLB stock is tied to the Company’s borrowing levels with the FHLB. Holdings of FHLBNY stock, FHLBPITT stock, and ACBB stock totaled $19.8 million, $14.3 million and $95,000 at September 30, 2016, respectively. These securities are carried at par, which is also cost. The FHLBNY and FHLBPITT continue to pay dividends and repurchase stock. Quarterly, we evaluate our investment in the FHLB for impairment. We evaluate recent and long-term operating performance, liquidity, funding and capital positions, stock repurchase history, dividend history and impact of legislative and regulatory changes. Based on our most recent evaluation, as of September 30, 2016, we have determined that no impairment write-downs are currently required.

Trading Securities

The following summarizes trading securities, at estimated fair value, as of:

(in thousands)	09/30/2016	12/31/2015

Obligations of U.S. Government sponsored entities	$0	$6,601
Mortgage-backed securities – residential, issued by U.S. Government sponsored entities	0	767
Total	$0	$7,368

In September 2016, the Company sold the remaining $1.5 million of trading securities, after maturities and principal repayments. For the three and nine months ended September 30, 2016, net mark-to-market losses related to the securities trading portfolio were $76,000 and $182,000, respectively, compared to net mark-to-market losses for the three and nine months ended September 30, 2015 of $69,000 and $206,000, respectively.

The Company pledges securities as collateral for public deposits and other borrowings, and sells securities under agreements to repurchase. Securities carried of $1.3 billion and $1.1 billion at September 30, 2016, and December 31, 2015, respectively, were either pledged or sold under agreements to repurchase.

5. Loans and Leases
Loans and Leases at September 30, 2016 and December 31, 2015 were as follows:

	09/30/2016			12/31/2015
(in thousands)	Originated	Acquired	Total Loans and Leases	Originated	Acquired	Total Loans and Leases
Commercial and industrial
Agriculture	$77,711	$0	$77,711	$88,299	$0	$88,299
Commercial and industrial other	846,657	84,671	931,328	768,024	84,810	852,834
Subtotal commercial and industrial	924,368	84,671	1,009,039	856,323	84,810	941,133
Commercial real estate
Construction	133,714	3,628	137,342	103,037	4,892	107,929
Agriculture	104,067	4,761	108,828	86,935	2,095	89,030
Commercial real estate other	1,314,333	253,395	1,567,728	1,167,250	284,952	1,452,202
Subtotal commercial real estate	1,552,114	261,784	1,813,898	1,357,222	291,939	1,649,161
Residential real estate
Home equity	208,329	39,630	247,959	202,578	42,092	244,670
Mortgages	917,755	30,056	947,811	823,841	27,491	851,332
Subtotal residential real estate	1,126,084	69,686	1,195,770	1,026,419	69,583	1,096,002
Consumer and other
Indirect	15,893	0	15,893	17,829	0	17,829
Consumer and other	41,615	867	42,482	40,904	911	41,815
Subtotal consumer and other	57,508	867	58,375	58,733	911	59,644
Leases	15,858	0	15,858	14,861	0	14,861
Covered loans	0	0	0	0	14,031	14,031
Total loans and leases	3,675,932	417,008	4,092,940	3,313,558	461,274	3,774,832
Less: unearned income and deferred costs and fees	(3,393)	0	(3,393)	(2,790)	0	(2,790)
Total loans and leases, net of unearned income and deferred costs and fees	$3,672,539	$417,008	$4,089,547	$3,310,768	$461,274	$3,772,042

The outstanding principal balance and the related carrying amount of the Company’s loans acquired in the VIST Bank acquisition are as follows at September 30, 2016 and December 31, 2015:

(in thousands)	09/30/2016	12/31/2015
Acquired Credit Impaired Loans
Outstanding principal balance	$28,560	$32,752
Carrying amount	24,358	26,507

Acquired Non-Credit Impaired Loans
Outstanding principal balance	396,314	439,389
Carrying amount	392,650	434,767

Total Acquired Loans
Outstanding principal balance	424,874	472,141
Carrying amount	417,008	461,274

The following tables present changes in accretable yield on loans acquired from VIST Bank that were considered credit impaired.

(in thousands)
Balance at January 1, 2015	$8,604
Accretion	(2,696)
Disposals (loans paid in full)	(331)
Reclassifications to/from nonaccretable difference[1]	1,215
Balance at December 31, 2015	$6,792

(in thousands)
Balance at January 1, 2016	$6,792
Accretion	(1,512)
Reclassifications to/from nonaccretable difference[1]	1,409
Balance at September 30, 2016	$6,689
[1] Results in increased interest income as a prospective yield adjustment over the remaining life of the loans, as well as increased interest income from loan sales, modification and prepayments.

The Company has adopted comprehensive lending policies, underwriting standards and loan review procedures. Management reviews these policies and procedures on a regular basis. The Company discussed its lending policies and underwriting guidelines for its various lending portfolios in Note 3 – “Loans and Leases” in the Notes to Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. There have been no significant changes in these policies and guidelines since the date of that report. As such, these policies are reflective of new originations as well as those balances held at September 30, 2016. The Company’s Board of Directors approves the lending policies at least annually. The Company recognizes that exceptions to policy guidelines may occasionally occur and has established procedures for approving exceptions to these policy guidelines. Management has also implemented reporting systems to monitor loan origination, loan quality, concentrations of credit, loan delinquencies and nonperforming loans and potential problem loans.

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

The below table is an age analysis of past due loans, segregated by originated and acquired loan and lease portfolios, and by class of loans, as of September 30, 2016 and December 31, 2015.

September 30, 2016
(in thousands)	30-89 days	90 days or more	Current Loans	Total Loans	90 days and accruing[1]	Nonaccrual
Originated Loans and Leases
Commercial and industrial
Agriculture	$0	$0	$77,711	$77,711	$0	$0
Commercial and industrial other	378	293	845,986	846,657	0	293
Subtotal commercial and industrial	378	293	923,697	924,368	0	293
Commercial real estate
Construction	186	0	133,528	133,714	0	0
Agriculture	19	0	104,048	104,067	0	0
Commercial real estate other	674	2,639	1,311,020	1,314,333	0	4,336
Subtotal commercial real estate	879	2,639	1,548,596	1,552,114	0	4,336
Residential real estate
Home equity	984	1,189	206,156	208,329	1	1,544
Mortgages	1,735	4,120	911,900	917,755	34	5,158
Subtotal residential real estate	2,719	5,309	1,118,056	1,126,084	35	6,702
Consumer and other
Indirect	405	211	15,277	15,893	0	213
Consumer and other	170	6	41,439	41,615	0	10
Subtotal consumer and other	575	217	56,716	57,508	0	223
Leases	0	0	15,858	15,858	0	0
Total loans and leases	4,551	8,558	3,662,923	3,675,932	35	11,554
Less: unearned income and deferred costs and fees	0	0	(3,393)	(3,393)	0	0
Total originated loans and leases, net of unearned income and deferred costs and fees	$4,551	$8,458	$3,659,530	$3,672,539	$35	$11,554
Acquired Loans and Leases
Commercial and industrial
Commercial and industrial other	0	648	84,023	84,671	41	47
Subtotal commercial and industrial	0	648	84,023	84,671	41	47
Commercial real estate
Construction	0	0	3,628	3,628	0	0
Agriculture	0	0	4,761	4,761	0	0
Commercial real estate other	684	1,801	250,910	253,395	1,367	2,793
Subtotal commercial real estate	684	1,801	259,299	261,784	1,367	2,793
Residential real estate
Home equity	156	823	38,651	39,630	183	741
Mortgages	228	3,746	26,082	30,056	964	978
Subtotal residential real estate	384	4,569	64,733	69,686	1,147	1,719
Consumer and other
Consumer and other	1	0	866	867	0	0
Subtotal consumer and other	1	0	866	867	0	0
Total acquired loans and leases, net of unearned income and deferred costs and fees	$1,069	$7,018	$408,921	$417,008	$2,555	$4,559

December 31, 2015

(in thousands)	30-89 days	90 days or more	Current Loans	Total Loans	90 days and accruing[1]	Nonaccrual
Originated loans and leases
Commercial and industrial
Agriculture	$0	$0	$88,299	$88,299	$0	$0
Commercial and industrial other	507	867	766,650	768,024	0	1,091
Subtotal commercial and industrial	507	867	854,949	856,323	0	1,091
Commercial real estate
Construction	0	0	103,037	103,037	0	0
Agriculture	0	0	86,935	86,935	0	106
Commercial real estate other	225	3,580	1,163,445	1,167,250	0	4,365
Subtotal commercial real estate	225	3,580	1,353,417	1,357,222	0	4,471
Residential real estate
Home equity	729	1,868	199,981	202,578	58	1,873
Mortgages	1,161	5,140	817,540	823,841	0	5,889
Subtotal residential real estate	1,890	7,008	1,017,521	1,026,419	58	7,762
Consumer and other
Indirect	494	250	17,085	17,829	0	107
Consumer and other	164	0	40,740	40,904	0	75
Subtotal consumer and other	658	250	57,825	58,733	0	182
Leases	0	0	14,861	14,861	0	0
Total loans and leases	3,280	11,705	3,298,573	3,313,558	58	13,506
Less: unearned income and deferred costs and fees	0	0	(2,790)	(2,790)	0	0
Total originated loans and leases, net of unearned income and deferred costs and fees	$3,280	$11,705	$3,295,783	$3,310,768	$58	$13,506
Acquired loans and leases
Commercial and industrial
Commercial and industrial other	20	936	83,854	84,810	338	647
Subtotal commercial and industrial	20	936	83,854	84,810	338	647
Commercial real estate
Construction	0	359	4,533	4,892	0	359
Agriculture	0	0	2,095	2,095	0	0
Commercial real estate other	150	1,671	283,131	284,952	550	1,224
Subtotal commercial real estate	150	2,030	289,759	291,939	550	1,583
Residential real estate
Home equity	426	364	41,302	42,092	0	712
Mortgages	336	1,926	25,229	27,491	1,103	1,389
Subtotal residential real estate	762	2,290	66,531	69,583	1,103	2,101
Consumer and other
Consumer and other	1	0	910	911	0	0
Subtotal consumer and other	1	0	910	911	0	0
Covered loans	276	524	13,231	14,031	524	0
Total acquired loans and leases, net of unearned income and deferred costs and fees	$1,209	$5,780	$454,285	$461,274	$2,515	$4,331
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

Since the methodology is based upon historical experience and trends as well as management’s judgment, factors may arise that result in different estimates. Significant factors that could give rise to changes in these estimates may include, but are not limited to, changes in economic conditions in the local area, concentration of risk, changes in interest rates, and declines in local property values. While management’s evaluation of the allowance as of September 30, 2016, considers the allowance to be appropriate, under adversely different conditions or assumptions, the Company would need to increase or decrease the allowance.

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

The following tables detail activity in the allowance for loan and lease losses segregated by originated and acquired loan and lease portfolios and by portfolio segment for the three and nine months ended September 30, 2016 and 2015. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

Three months ended September 30, 2016
(in thousands)	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer and Other	Finance Leases	Total

Allowance for originated loans and leases

Beginning balance	$8,937	$18,229	$4,486	$1,316	$0	$32,968

Charge-offs	(133)	0	(19)	(94)	0	(246)
Recoveries	110	216	17	23	0	366
Provision (credit)	340	331	223	(26)	0	868
Ending Balance	$9,254	$18,776	$4,707	$1,219	$0	$33,956

Three months ended September 30, 2016
(in thousands)	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer and Other	Finance Leases	Total

Allowance for acquired loans

Beginning balance	$47	$65	$23	$22	$0	$157

Charge-offs	(12)	0	(19)	0	0	(31)
Recoveries	20	96	0	0	0	116
Provision (credit)	(55)	(84)	53	0	0	(86)
Ending Balance	$0	$77	$57	$22	$0	$156

Three months ended September 30, 2015
(in thousands)	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer and Other	Finance Leases	Total

Allowance for originated loans and leases

Beginning balance	$8,224	$13,487	$5,583	$2,134	$0	$29,428

Charge-offs	(125)	0	(96)	(241)	0	(462)
Recoveries	557	587	58	109	0	1,311
Provision (credit)	(184)	141	(98)	314	0	173
Ending Balance	$8,472	$14,215	$5,447	$2,316	$0	$30,450

Three months ended September 30, 2015
(in thousands)	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer and Other	Covered Loans	Total

Allowance for acquired loans

Beginning balance	$384	$167	$100	$12	$0	$663

Charge-offs	0	(60)	(208)	(5)	0	(273)
Recoveries	0	17	0	0	0	17
Provision (credit)	(18)	(61)	194	(7)	0	108
Ending Balance	$366	$63	$86	$0	$0	$515

Nine months ended September 30, 2016
(in thousands)	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer and Other	Finance Leases	Total

Allowance for originated loans and leases

Beginning balance	$10,495	$15,479	$4,070	$1,268	$0	$31,312

Charge-offs	(584)	(12)	(220)	(455)	0	(1,271)
Recoveries	217	636	49	295	0	1,197
Provision (credit)	(874)	2,673	808	111	0	2,718
Ending Balance	$9,254	$18,776	$4,707	$1,219	$0	$33,956

Nine months ended September 30, 2016
(in thousands)	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer and Other	Covered Loans	Total

Allowance for acquired loans

Beginning balance	$433	$61	$198	$0	$0	$692

Charge-offs	(399)	(182)	(35)	(93)	0	(709)
Recoveries	20	256	0	0	0	276
Provision (credit)	(54)	(58)	(106)	115	0	(103)
Ending Balance	$0	$77	$57	$22	$0	$156

Nine months ended September 30, 2015
(in thousands)	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer and Other	Finance Leases	Total

Allowance for originated loans and leases

Beginning balance	$9,157	$12,069	$5,030	$1,900	$0	$28,156

Charge-offs	(169)	(14)	(408)	(751)	0	(1,342)
Recoveries	792	1,064	107	391	0	2,354
Provision (credit)	(1,308)	1,096	718	776	0	1,282
Ending Balance	$8,472	$14,215	$5,447	$2,316	$0	$30,450

Nine months ended September 30, 2015
(in thousands)	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer and Other	Covered Loans	Total

Allowance for acquired loans

Beginning balance	$431	$337	$51	$22	$0	$841

Charge-offs	(53)	(216)	(320)	(5)	0	(594)
Recoveries	7	129	2	0	0	138
Provision (credit)	(19)	(187)	353	(17)	0	130
Ending Balance	$366	$63	$86	$0	$0	$515

At September 30, 2016 and December 31, 2015, the allocation of the allowance for loan and lease losses summarized on the basis of the Company’s impairment methodology was as follows:

(in thousands)	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer and Other	Finance Leases	Total

Allowance for originated loans and leases
September 30, 2016
Individually evaluated for impairment	$62	$259	$0	$0	$0	$321
Collectively evaluated for impairment	9,192	18,517	4,707	1,219	0	33,635
Ending balance	$9,254	$18,776	$4,707	$1,219	$0	$33,956

(in thousands)	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer and Other	Covered Loans	Total

Allowance for acquired loans
September 30, 2016
Individually evaluated for impairment	$0	$77	$0	$0	$0	$77
Collectively evaluated for impairment	0	0	57	22	0	79
Ending balance	$0	$77	$57	$22	$0	$156

(in thousands)	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer and Other	Finance Leases	Total

Allowance for originated loans and leases
December 31, 2015
Individually evaluated for impairment	$0	$288	$0	$0	$0	$288
Collectively evaluated for impairment	10,495	15,191	4,070	1,268	0	31,024
Ending balance	$10,495	$15,479	$4,070	$1,268	$0	$31,312

(in thousands)	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer and Other	Covered Loans	Total

Allowance for acquired loans
December 31, 2015
Individually evaluated for impairment	$433	$0	$128	$0	$0	$561
Collectively evaluated for impairment	0	61	70	0	0	131
Ending balance	$433	$61	$198	$0	$0	$692

The recorded investment in loans and leases summarized on the basis of the Company’s impairment methodology as of September 30, 2016 and December 31, 2015 was as follows:

(in thousands)	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer and Other	Finance Leases	Total

Originated loans and leases
September 30, 2016
Individually evaluated for impairment	$241	$8,084	$3,416	$0	$0	$11,741
Collectively evaluated for impairment	924,127	1,544,030	1,122,668	57,508	15,858	3,664,191
Total	$924,368	$1,552,114	$1,126,084	$57,508	$15,858	$3,675,932

(in thousands)	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer and Other	Covered Loans	Total

Acquired loans
September 30, 2016
Individually evaluated for impairment	$9	$4,006	$1,372	$0	$0	$5,387
Loans acquired with deteriorated credit quality	327	15,421	8,610	0	0	24,358
Collectively evaluated for impairment	84,335	242,357	59,704	867	0	387,263
Total	$84,671	$261,784	$69,686	$867	$0	$417,008

(in thousands)	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer and Other	Finance Leases	Total

Originated loans and leases
December 31, 2015
Individually evaluated for impairment	$1,206	$5,655	$2,270	$0	$0	$9,131
Collectively evaluated for impairment	855,117	1,351,567	1,024,149	58,733	14,861	3,304,427
Total	$856,323	$1,357,222	$1,026,419	$58,733	$14,861	$3,313,558

(in thousands)	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer and Other	Covered Loans	Total

Acquired loans
December 31, 2015
Individually evaluated for impairment	$647	$5,226	$1,177	$0	$0	$7,050
Loans acquired with deteriorated credit quality	567	9,335	3,801	0	12,804	26,507
Collectively evaluated for impairment	83,596	277,378	64,605	911	1,227	427,717
Total	$84,810	$291,939	$69,583	$911	$14,031	$461,274

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

	09/30/2016			12/31/2015
(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
Originated loans and leases with no related allowance

Commercial and industrial
Commercial and industrial other	$165	$170	$0	$1,206	$1,211	$0
Commercial real estate
Commercial real estate other	7,436	7,929	0	5,049	5,249	0
Residential real estate
Home equity	3,416	3,445	0	2,270	2,270	0
Subtotal	$11,017	$11,544	$0	$8,525	$8,730	$0

Originated loans and leases with related allowance

Commercial and industrial
Commercial and industrial other	76	76	62	0	0	0
Commercial real estate
Commercial real estate other	648	648	259	606	606	288
Subtotal	$724	$724	$321	$606	$606	$288
Total	$11,741	$12,268	$321	$9,131	$9,336	$288

	09/30/2016			12/31/2015
(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
Acquired loans and leases with no related allowance

Commercial and industrial
Commercial and industrial other	$9	$9	$0	$128	$128	$0
Commercial real estate
Construction	79	79	0	359	359	0
Commercial real estate other	3,849	4,233	0	4,739	5,077	0
Residential real estate
Home equity	1,372	1,372	0	1,177	1,177	0
Subtotal	$5,309	$5,693	$0	$6,403	$6,741	$0

Acquired loans and leases with related allowance

Commercial and industrial
Commercial and industrial other	0	0	0	519	519	433
Commercial real estate
Commercial real estate other	78	78	77	128	128	128
Subtotal	$78	$78	$77	$647	$647	$561
Total	$5,387	$5,771	$77	$7,050	$7,388	$561

The average recorded investment and interest income recognized on impaired loans for the three months ended September 30, 2016 and 2015 was as follows:

	Three Months Ended 09/30/2016		Three Months Ended 09/30/2015
(in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Originated loans and leases with no related allowance

Commercial and industrial
Commercial and industrial other	146	0	755	0
Commercial real estate
Commercial real estate other	7,422	0	7,972	0
Residential real estate
Home equity	3,097	0	1,137	0
Subtotal	$10,665	$0	$9,864	$0

Originated loans and leases with related allowance

Commercial and industrial
Commercial and industrial other	77	0	0	0
Commercial real estate
Commercial real estate other	636	0	1,110	0
Subtotal	$713	$0	$1,110	$0
Total	$11,378	$0	$10,974	$0

	Three Months Ended 09/30/2016		Three Months Ended 09/30/2015
(in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Acquired loans and leases with no related allowance

Commercial and industrial
Commercial and industrial other	6	0	558	0
Commercial real estate
Construction	126	0	366	0
Commercial real estate other	4,201	0	4,582	0
Residential real estate
Home equity	1,319	0	1,065	0
Subtotal	$5,652	$0	$6,571	$0

Acquired loans and leases with related allowance

Commercial and industrial
Commercial and industrial other	0	0	805	0
Commercial real estate
Commercial real estate other	78	0	0	0
Subtotal	$78	$0	$805	$0
Total	$5,730	$0	$7,376	$0

The average recorded investment and interest income recognized on impaired loans for the nine months ended September 30, 2016 and 2015 was as follows:

	Nine Months Ended 09/30/2016		Nine Months Ended 09/30/2015
(in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Originated loans and leases with no related allowance

Commercial and industrial
Commercial and industrial other	476	0	567	0
Commercial real estate
Commercial real estate other	6,351	0	8,123	0
Residential real estate
Home equity	2,694	0	1,104	0
Subtotal	$9,521	$0	$9,794	$0

Originated loans and leases with related allowance

Commercial and industrial
Commercial and industrial other	48	0	0	0
Commercial real estate
Commercial real estate other	641	0	949	0
Subtotal	$689	$0	$949	$0
Total	$10,210	$0	$10,743	$0

	Nine Months Ended 09/30/2016		Nine Months Ended 09/30/2015
(in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Acquired loans and leases with no related allowance

Commercial and industrial
Commercial and industrial other	303	0	565	0
Commercial real estate
Construction	242	0	369	0
Commercial real estate other	4,320	0	3,820	0
Residential real estate
Home equity	1,267	0	1,064	0
Subtotal	$6,132	$0	$5,818	$0

Acquired loans and leases with related allowance

Commercial and industrial
Commercial and industrial other	0	0	809	0
Commercial real estate
Commercial real estate other	54	0	0	0
Subtotal	$54	$0	$809	$0
Total	$6,186	$0	$6,627	$0

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

The following tables present information on loans modified in troubled debt restructuring during the periods indicated.

September 30, 2016	Three Months Ended
				Defaulted TDRs[3]
(in thousands)	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Loans	Post-Modification Outstanding Recorded Investment

Commercial real estate
Commercial real estate other[1]	1	50	50	1	1,800
Residential real estate
Home equity[2]	5	382	382	0	0
Total	6	$432	$432	1	$1,800

1 Represents the following concessions:  extension of term and reduction of rate.

2 Represents the following concessions:  extension of term and reduction of rate.

3 TDRs that defaulted during the three months ended September 30, 2016 that were restructured in the prior twelve months.

September 30, 2015	Three Months Ended
				Defaulted TDRs[4]
(in thousands)	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Loans	Post-Modification Outstanding Recorded Investment

Commercial and industrial
Commercial and industrial other[1]	1	$52	$52	2	$311
Commercial real estate other[2]	1	1,938	1,938	0	0
Residential real estate
Home equity[3]	2	76	76	1	43
Total	4	$2,066	$2,066	3	$354

1 Represents the following concessions:  extension of term and reduction of rate.

2 Represents the following concessions:  reduction of rate.

3 Represents the following concessions:  extension of term and reduction of rate.

4 TDRs that defaulted in the quarter ended September 30, 2015 that had been restructured in the prior twelve months.

September 30, 2016	Nine Months Ended
				Defaulted TDRs[4]
(in thousands)	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Loans	Post- Modification Outstanding Recorded Investment
Commercial and industrial
Commercial and industrial other[1]	2	$1,115	$1,115	0	$0
Commercial real estate
Commercial real estate other[2]	1	$50	$50	1	$1,800
Residential real estate
Home equity[3]	10	1,164	1,164	0	0
Total	13	$2,329	$2,329	1	$1,800
[1] Represents the following concessions: extension of term and reduction of rate.
[2] Represents the following concessions: extension of term and reduction of rate.
[3] Represents the following concessions: extension of term and reduction of rate.
4 TDRs that defaulted during the nine months ended September 30, 2016 that had been restructured in the prior twelve months.

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
[2] Represents the following concessions: extension of term (1 loan $28,000) and extension of term (2 loans $2.5 million).
[3] Represents the following concessions: extension of term (9 loans $1.2 million) and reduction of rate (5 loans $928,000).
4 TDRs that defaulted during the nine months ended September 30, 2015 that were restructured in the prior twelve months.

The following tables present credit quality indicators (internal risk grade) by class of commercial and industrial loans and commercial real estate loans as of September 30, 2016 and December 31, 2015.

September 30, 2016
	Commercial	Commercial	Commercial	Commercial	Commercial
	and Industrial	and Industrial	Real Estate	Real Estate	Real Estate
(in thousands)	Other	Agriculture	Other	Agriculture	Construction	Total
Originated Loans and Leases
Internal risk grade:
Pass	$834,483	$76,651	$1,283,101	$103,197	$133,714	$2,431,146
Special Mention	9,028	703	16,904	580	0	27,215
Substandard	3,146	357	14,328	290	0	18,121
Total	$846,657	$77,711	$1,314,333	$104,067	$133,714	$2,476,482

September 30, 2016
	Commercial	Commercial	Commercial	Commercial	Commercial
	and Industrial	and Industrial	Real Estate	Real Estate	Real Estate
(in thousands)	Other	Agriculture	Other	Agriculture	Construction	Total
Acquired Loans and Leases
Internal risk grade:
Pass	$82,956	$0	$240,570	$4,761	$3,628	$331,915
Special Mention	0	0	540	0	0	540
Substandard	1,715	0	12,285	0	0	14,000
Total	$84,671	$0	$253,395	$4,761	$3,628	$346,455

December 31, 2015
	Commercial	Commercial	Commercial	Commercial	Commercial
	and Industrial	and Industrial	Real Estate	Real Estate	Real Estate
(in thousands)	Other	Agriculture	Other	Agriculture	Construction	Total
Originated Loans and Leases
Internal risk grade:
Pass	$759,023	$87,488	$1,143,238	$86,445	$99,508	$2,175,702
Special Mention	3,531	78	12,378	141	3,529	19,657
Substandard	5,470	733	11,634	349	0	18,186
Total	$768,024	$88,299	$1,167,250	$86,935	$103,037	$2,213,545

December 31, 2015
	Commercial	Commercial	Commercial	Commercial	Commercial
	and Industrial	and Industrial	Real Estate	Real Estate	Real Estate
(in thousands)	Other	Agriculture	Other	Agriculture	Construction	Total
Acquired Loans and Leases
Internal risk grade:
Pass	$82,662	$0	$271,584	$423	$4,533	$359,202
Special Mention	0	0	540	0	0	540
Substandard	2,148	0	12,828	1,672	359	17,007
Total	$84,810	$0	$284,952	$2,095	$4,892	$376,749

The following tables present credit quality indicators by class of residential real estate loans and by class of consumer loans. Nonperforming loans include nonaccrual, impaired, and loans 90 days past due and accruing interest. All other loans are considered performing as of September 30, 2016 and December 31, 2015. For purposes of this footnote, acquired loans that were recorded at fair value at the acquisition date and are 90 days or greater past due are considered performing.

September 30, 2016
(in thousands)	Residential Home Equity	Residential Mortgages	Consumer Indirect	Consumer Other	Total
Originated Loans and Leases
Performing	$206,784	$912,563	$15,680	$41,605	$1,176,632
Nonperforming	1,545	5,192	213	10	6,960
Total	$208,329	$917,755	$15,893	$41,615	$1,183,592

September 30, 2016
(in thousands)	Residential Home Equity	Residential Mortgages	Consumer Indirect	Consumer Other	Total
Acquired Loans and Leases
Performing	$38,706	$28,869	$0	$867	$68,442
Nonperforming	924	1,187	0	0	2,111
Total	$39,630	$30,056	$0	$867	$70,553

December 31, 2015
(in thousands)	Residential Home Equity	Residential Mortgages	Consumer Indirect	Consumer Other	Total
Originated Loans and Leases
Performing	$200,647	$817,952	$17,722	$40,829	$1,077,150
Nonperforming	1,931	5,889	107	75	8,002
Total	$202,578	$823,841	$17,829	$40,904	$1,085,152

December 31, 2015
(in thousands)	Residential Home Equity	Residential Mortgages	Consumer Indirect	Consumer Other	Total
Acquired Loans and Leases
Performing	$41,380	$26,102	$0	$911	$68,393
Nonperforming	712	1,389	0	0	2,101
Total	$42,092	$27,491	$0	$911	$70,494

7. FDIC Indemnification Asset Related to Covered Loans

Prior to the third quarter of 2016, the Company had certain loans acquired in the VIST Financial acquisition which were covered loans with loss share agreements with the FDIC. Under the terms of loss sharing agreements, the FDIC would reimburse the Company for 70 percent of net losses on covered single family assets up to $4.0 million, and 70 percent of net losses incurred on covered commercial assets up to $12.0 million. The FDIC would also increase its reimbursement of net losses to 80 percent if net losses exceed the $4.0 million and $12 million thresholds, respectively. The term for loss sharing on residential real estate loans was ten years, while the term for loss sharing on non-residential real estate loans was five years in respect to losses and eight years in respect to loss recoveries. The loss share period for the residential real estate loans was set to expire on December 31, 2020. The loss share period for the nonresidential real estate loans expired on December 31, 2015.

The receivable arising from the loss sharing agreements is measured separately from covered loans because the agreements are not contractually part of the covered loans and are not transferable should the Company choose to dispose of the covered loans. As of the acquisition date with VIST Financial, the Company recorded an aggregate FDIC indemnification asset of $4.4 million, consisting of the present value of the expected future cash flows the Company expected to receive from the FDIC under loss sharing agreements. The FDIC indemnification asset is reduced as loss sharing payments are received from the FDIC for losses realized on covered loans. Actual or expected losses in excess of the acquisition date estimates and accretion of the acquisition date present value discount will result in an increase in the FDIC indemnification asset and the immediate recognition of non-interest income in our financial statements.

Based on an analysis of remaining loans covered under a loss share agreement with the FDIC, management decided to early terminate the loss share agreement with the FDIC during the third quarter of 2016. The Company recorded pre-tax expense of $313,000 to terminate the agreement and write-off the remaining book value of the FDIC indemnification asset, which included $174,000 in expense for early termination and $139,000 to write off the remaining asset. The remaining balances of the loans previously reported as Covered Loans are included in the current period in acquired loan balances by loan type.

8. Earnings Per Share

Earnings per share in the table below, for the three and nine month periods ended September 30, 2016 and 2015 are calculated under the two-class method as required by ASC Topic 260, Earnings Per Share. ASC 260 provides that unvested share-based payment awards that contain nonforfeitable rights to dividends are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. The Company has issued restricted stock awards that contain such rights and are therefore considered participating securities. Basic earnings per common share are calculated by dividing net income allocable to common stock by the weighted average number of common shares, excluding participating securities, during the period. Diluted earnings per common share include the dilutive effect of participating securities.

	Three Months Ended
(in thousands, except share and per share data)	09/30/2016	09/30/2015
Basic
Net income available to common shareholders	$14,864	$14,497
Less: Income attributable to unvested stock-based compensation awards	(215)	(189)
Net earnings allocated to common shareholders	14,649	14,308

Weighted average shares outstanding, including unvested stock-based compensation awards	15,047,113	14,934,287

Less: unvested stock-based compensation awards	(217,891)	(194,372)
Weighted average shares outstanding - Basic	14,829,222	14,739,915

Diluted
Net earnings allocated to common shareholders	14,649	14,308

Weighted average shares outstanding - Basic	14,829,222	14,739,915

Plus: incremental shares from assumed conversion of stock--based compensation awards	204,309	126,820

Weighted average shares outstanding - Diluted	15,033,531	14,866,735

Basic EPS	0.99	0.97
Diluted EPS	0.97	0.96
Stock-based compensation awards representing 0 and 78,255 of common shares during the three months ended September 30, 2016 and 2015, respectively, were not included in the computations of diluted earnings per common share because the effect on those periods would have been antidilutive.

	Nine Months Ended
(in thousands, except share and per share data)	09/30/2016	09/30/2015
Basic
Net income available to common shareholders	$43,615	$44,567
Less: Income attributable to unvested stock-based compensation awards	(668)	(609)
Net earnings allocated to common shareholders	42,947	43,958

Weighted average shares outstanding, including unvested stock-based compensation awards	15,025,776	14,937,988

Less: unvested stock-based compensation awards	(229,693)	(206,886)
Weighted average shares outstanding - Basic	14,796,083	14,731,102

Diluted
Net earnings allocated to common shareholders	42,947	43,958

Weighted average shares outstanding - Basic	14,796,083	14,731,102

Plus: Incremental shares from assumed conversion of stock-based compensation	175,518	129,874

Weighted average shares outstanding - Diluted	14,971,601	14,860,976

Basic EPS	2.90	2.98
Diluted EPS	2.87	2.96
Stock-based compensation awards representing 15,994 and 241,066 of common shares during the nine months ended September 30, 2016 and 2015, respectively, were not included in the computations of diluted earnings per common share because the effect on those periods would have been antidilutive.

9. Other Comprehensive Income (Loss)

The following tables present reclassifications out of the accumulated other comprehensive (loss) income for the three and nine month periods ended September 30, 2016 and 2015.

	Three Months Ended September 30, 2016
(in thousands)	Before-Tax Amount	Tax (Expense) Benefit	Net of Tax
Available-for-sale securities:
Change in net unrealized gain/loss during the period	$(5,554)	$2,221	$(3,333)
Reclassification adjustment for net realized gain on sale of available-for-sale securities included in net income	(455)	182	(273)
Net unrealized losses	(6,009)	2,403	(3,606)

Employee benefit plans:
Amortization of net retirement plan actuarial gain (loss)	335	(134)	201
Amortization of net retirement plan prior service cost	20	(8)	12
Employee benefit plans	355	(142)	213
Other comprehensive loss	$(5,654)	$2,261	$(3,393)

	Three Months Ended September 30, 2015
(in thousands)	Before-Tax Amount	Tax (Expense) Benefit	Net of Tax
Available-for-sale securities:
Change in net unrealized gain/loss during the period	$9,193	$(3,678)	$5,515
Reclassification adjustment for net realized gain on sale of available-for-sale securities included in net income	(92)	37	(55)
Net unrealized gains	9,101	(3,641)	5,460

Employee benefit plans:
Amortization of net retirement plan actuarial gain	201	(79)	122
Amortization of net retirement plan prior service cost	20	(9)	11
Employee benefit plans	221	(88)	133
Other comprehensive income	$9,322	$(3,729)	$5,593

	Nine Months Ended September 30, 2016
(in thousands)	Before-Tax Amount	Tax (Expense) Benefit	Net of Tax
Available-for-sale securities:
Change in net unrealized gain/loss during the period	$23,763	$(9,503)	$14,260
Reclassification adjustment for net realized gain on sale of available-for-sale securities included in net income	(926)	370	(556)
Net unrealized gains	22,837	(9,133)	13,704

Employee benefit plans:
Amortization of net retirement plan actuarial loss	1,004	(402)	602
Amortization of net retirement plan prior service cost	58	(23)	35
Employee benefit plans	1,062	(425)	637
Other comprehensive income	$23,899	$(9,558)	$14,341

	Nine Months Ended September 30, 2015
(in thousands)	Before-Tax Amount	Tax (Expense) Benefit	Net of Tax
Available-for-sale securities:
Change in net unrealized gain/loss during the period	$6,472	$(2,589)	$3,883
Reclassification adjustment for net realized gain on sale of available-for-sale securities included in net income	(1,105)	442	(663)
Net unrealized gains	5,367	(2,147)	3,220

Employee benefit plans:
Recognized actuarial gain due to curtailment	(5,326)	2,130	(3,196)
Net retirement plan gain	1,950	(780)	1,170
Amortization of net retirement plan actuarial gain	1,663	(664)	999
Amortization of net retirement plan prior service credit	(351)	141	(210)
Employee benefit plans	(2,064)	827	(1,237)

Other comprehensive income	$3,303	$(1,320)	$1,983

The following table presents the activity in our accumulated other comprehensive income (loss) for the periods indicated:

(in thousands)	Available-for- Sale Securities	Employee Benefit Plans	Accumulated Other Comprehensive (Loss) Income
Balance at July 1, 2016	$14,566	$(27,833)	$(13,267)
Other comprehensive income before reclassifications	(3,333)	0	(3,333)
Amounts reclassified from accumulated other comprehensive (loss) income	(273)	213	(60)
Net current-period other comprehensive income	(3,606)	213	(3,393)
Balance at September 30, 2016	$10,960	$(27,620)	$(16,660)

Balance at January 1, 2016	$(2,744)	$(28,257)	$(31,001)
Other comprehensive income before reclassifications	14,260	0	14,260
Amounts reclassified from accumulated other comprehensive (loss) income	(556)	637	81
Net current-period other comprehensive income	13,704	637	14,341
Balance at September 30, 2016	$10,960	$(27,620)	$(16,660)

(in thousands)	Available-for- Sale Securities	Employee Benefit Plans	Accumulated Other Comprehensive (Loss) Income
Balance at July 1, 2015	$627	$(28,248)	$(27,621)
Other comprehensive loss before reclassifications	5,515	0	5,515
Amounts reclassified from accumulated other comprehensive loss	(55)	133	78
Net current-period other comprehensive loss	5,460	133	5,593
Balance at September 30, 2015	$6,087	$(28,115)	$(22,028)

Balance at January 1, 2015	$2,867	$(26,878)	$(24,011)
Other comprehensive loss before reclassifications	3,883	0	3,883
Amounts reclassified from accumulated other comprehensive loss	(663)	(1,237)	(1,900)
Net current-period other comprehensive loss	3,220	(1,237)	1,983
Balance at September 30, 2015	$6,087	$(28,115)	$(22,028)

The following tables present the amounts reclassified out of each component of accumulated other comprehensive (loss) income for the three and nine months ended September 30, 2016 and 2015.

Three months ended September 30, 2016
Details about Accumulated other Comprehensive Income Components (in thousands)	Amount Reclassified from Accumulated Other Comprehensive (Loss) Income[1]	Affected Line Item in the Statement Where Net Income is Presented
Available-for-sale securities:
Unrealized gains and losses on available-for-sale securities	$455	Net gain on securities transactions
	(182)	Tax expense
	273	Net of tax
Employee benefit plans:
Amortization of the following [2]
Net retirement plan actuarial gain	(335)	Pension and other employee benefits
Net retirement plan prior service cost	(20)	Pension and other employee benefits
	(355)	Total before tax
	142	Tax benefit
	(213)	Net of tax

Nine months ended September 30, 2016

	Amount Reclassified from Accumulated Other Comprehensive (Loss) Income[1]	Affected Line Item in the Statement Where Net Income is Presented
Details about Accumulated other Comprehensive Income Components (in thousands)
Available-for-sale securities:
Unrealized gains and losses on available-for-sale securities	$926	Net gain on securities transactions
	(370)	Tax expense
	556	Net of tax
Employee benefit plans:
Amortization of the following [2]
Net retirement plan actuarial gain	(1,004)	Pension and other employee benefits
Net retirement plan prior service credit	(58)	Pension and other employee benefits
	(1,062)	Total before tax
	425	Tax benefit
	(637)	Net of tax

Three months ended September 30, 2015

	Amount Reclassified from Accumulated Other Comprehensive Income[1]	Affected Line Item in the Statement Where Net Income is Presented
Details about Accumulated other Comprehensive Income Components (in thousands)
Available-for-sale securities:
Unrealized gains and losses on available-for-sale securities	$92	Net gain on securities transactions
	(37)	Tax expense
	55	Net of tax
Employee benefit plans:
Amortization of the following [2]
Net retirement plan actuarial loss	(201)	Pension and other employee benefits
Net retirement plan prior service credit	(20)	Pension and other employee benefits
	(221)	Total before tax
	88	Tax benefit
	(133)	Net of tax

Nine months ended September 30, 2015

	Amount Reclassified from Accumulated Other Comprehensive (Loss) Income[1]	Affected Line Item in the Statement Where Net Income is Presented
Details about Accumulated other Comprehensive Income Components (in thousands)
Available-for-sale securities:
Unrealized gains and losses on available-for-sale securities	$1,105	Net gain on securities transactions
	(442)	Tax expense
	663	Net of tax
Employee benefit plans:
Amortization of the following [2]
Net retirement plan actuarial loss	(1,663)	Pension and other employee benefits
Net retirement plan prior service cost	351	Pension and other employee benefits
	(1,312)	Total before tax
	523	Tax benefit
	(789)	Net of tax

1 Amounts in parentheses indicated debits in income statement.

2 The accumulated other comprehensive (loss) income components are included in the computation of net periodic benefit cost (See Note 10 - “Employee Benefit Plan”).

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

Components of Net Periodic Benefit (Income) Cost

	Pension Benefits		Life and Health		SERP Benefits
	Three Months Ended		Three Months Ended		Three Months Ended
(in thousands)	09/30/2016	09/30/2015	09/30/2016	09/30/2015	09/30/2016	09/30/2015
Service cost	$0	$22	$64	$59	$43	$50
Interest cost	618	145	71	81	208	232
Expected return on plan assets	(1,211)	(240)	0	0	0	0
Amortization of net retirement plan actuarial loss	244	41	1	5	90	156
Amortization of net retirement plan prior service (credit) cost	(4)	(3)	4	4	19	18
Net periodic benefit (income) cost	$(353)	$(35)	$140	$149	$360	$456

Components of Net Period Benefit (Income) Cost

	Pension Benefits		Life and Health		SERP Benefits
	Nine Months Ended		Nine Months Ended		Nine Months Ended
(in thousands)	09/30/2016	09/30/2015	09/30/2016	09/30/2015	09/30/2016	09/30/2015
Service cost	$0	$1,394	$193	$177	$128	$150
Interest cost	1,855	1,610	212	242	624	696
Expected return on plan assets	(3,633)	(2,748)	0	0	0	0
Amortization of net retirement plan actuarial loss	731	1,180	4	14	269	469
Amortization of net retirement plan prior service cost (credit)	(11)	(417)	12	12	56	54
Recognized actuarial gain due to curtailments	0	(6,003)	0	0	0	0
Net periodic benefit (income) cost	$(1,058)	$(4,984)	$421	$445	$1,077	$1,369

The net periodic benefit cost for the Company’s benefit plans are recorded as a component of salaries and benefits in the consolidated statements of income.

The Company realized approximately $637,000 and $1.2 million, net of tax, as amortization of amounts previously recognized in accumulated other comprehensive income, for the nine months ended September 30, 2016 and 2015, respectively.

The Company is not required to contribute to the pension plan in 2016, but it may make voluntary contributions. The Company contributed $1.3 million to the pension plan in the nine months ended September 30, 2016. For the nine months ended September 30, 2015, the Company did not contribute to the pension plan.

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

	Three Months Ended		Nine Months Ended
(in thousands)	09/30/2016	09/30/2015	09/30/2016	09/30/2015
Noninterest Income
Other service charges	$619	$710	$1,986	$2,208
Increase in cash surrender value of corporate owned life insurance	489	474	1,615	1,643
Other income	637	485	1,218	2,539
Total other income	$1,745	$1,669	$4,819	$6,390
Noninterest Expenses
Marketing expense	$1,248	$919	$3,566	$3,373
Professional fees	1,389	1,334	4,083	4,248
Legal fees	313	377	992	1,130
Software licensing and maintenance	1,322	1,186	3,938	3,407
Cardholder expense	548	684	1,973	1,951
Other expenses	4,425	4,009	12,982	13,732
Total other operating expense	$9,245	$8,509	$27,534	$27,841

12. Financial Guarantees

The Company currently does not issue any guarantees that would require liability recognition or disclosure, other than standby letters of credit. The Company extends standby letters of credit to its customers in the normal course of business. The standby letters of credit are generally short-term. As of September 30, 2016, the Company’s maximum potential obligation under standby letters of credit was $58.0 million compared to $58.6 million at December 31, 2015. Management uses the same credit policies to extend standby letters of credit that it uses for on-balance sheet lending decisions and may require collateral to support standby letters of credit based upon its evaluation of the counterparty. Management does not anticipate any significant losses as a result of these transactions, and has determined that the fair value of standby letters of credit is not significant.

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

As of and for the three months ended September 30, 2016
(in thousands)	Banking	Insurance	Wealth Management	Intercompany	Consolidated
Interest income	$51,077	$0	$0	$0	$51,077
Interest expense	5,760	0	0	0	5,760
Net interest income	45,317	0	0	0	45,317
Provision for loan and lease losses	782	0	0	0	782
Noninterest income	6,335	7,862	4,004	(296)	17,905
Noninterest expense	31,337	6,281	3,002	(296)	40,324
Income before income tax expense	19,533	1,581	1,002	0	22,116
Income tax expense	6,238	642	339	0	7,219
Net Income attributable to noncontrolling interests and Tompkins Financial Corporation	13,295	939	663	0	14,897
Less: Net income attributable to noncontrolling interests	33	0	0	0	33
Net Income attributable to Tompkins Financial Corporation	$13,262	$939	$663	$0	$14,864

Depreciation and amortization	$1,587	$87	$19	$0	$1,693
Assets	6,056,855	39,618	14,366	(8,624)	6,102,215
Goodwill	64,370	20,042	8,211	0	92,623
Other intangibles, net	6,778	4,748	376	0	11,902
Net loans and leases	4,055,435	0	0	0	4,055,435
Deposits	4,698,847	0	0	(8,547)	4,690,300
Total Equity	518,707	30,780	11,703	0	561,190

As of and for the three months ended September 30, 2015
(in thousands)	Banking	Insurance	Wealth Management	Intercompany	Consolidated
Interest income	$47,490	$0	$40	$0	$47,530
Interest expense	5,144	0	0	0	5,144
Net interest income	42,346	0	40	0	42,386
Provision for loan and lease losses	281	0	0	0	281
Noninterest income	6,293	7,621	3,788	(280)	17,422
Noninterest expense	29,247	6,069	2,846	(280)	37,882
Income before income tax expense	19,111	1,552	982	0	21,645
Income tax expense	6,156	634	325	0	7,115
Net Income attributable to noncontrolling interests and Tompkins Financial Corporation	12,955	918	657	0	14,530
Less: Net income attributable to noncontrolling interests	33	0	0	0	33
Net Income attributable to Tompkins Financial Corporation	$12,922	$918	$657	$0	$14,497

Depreciation and amortization	$1,503	$93	$30	$0	$1,626
Assets	5,551,880	36,825	13,782	(7,769)	5,594,718
Goodwill	64,500	19,662	8,081	0	92,243
Other intangibles, net	8,173	4,388	467	0	13,028
Net loans and leases	3,603,348	0	0	0	3,603,348
Deposits	4,444,332	0	0	(7,259)	4,437,073
Total Equity	478,567	27,776	11,616	0	517,959

For the nine months ended September 30, 2016
(in thousands)	Banking	Insurance	Wealth Management	Intercompany	Consolidated
Interest income	$150,803	$1	$0	$(1)	$150,803
Interest expense	16,541	1	0	(1)	16,541
Net interest income	134,262	0	0	0	134,262
Provision for loan and lease losses	2,615	0	0	0	2,615
Noninterest income	18,468	23,017	11,870	(863)	52,492
Noninterest expense	92,357	18,780	8,944	(863)	119,218
Income before income tax expense	57,758	4,237	2,926	0	64,921
Income tax expense	18,513	1,719	976	0	21,208
Net Income attributable to noncontrolling interests and Tompkins Financial Corporation	39,245	2,518	1,950	0	43,713
Less: Net income attributable to noncontrolling interests	98	0	0	0	98
Net Income attributable to Tompkins Financial Corporation	$39,147	$2,518	$1,950	$0	$43,615

Depreciation and amortization	$4,724	$269	$56	$0	$5,049

For the nine months ended September 30, 2015
(in thousands)	Banking	Insurance	Wealth Management	Intercompany	Consolidated
Interest income	$140,066	$2	$114	$(1)	$140,181
Interest expense	15,238	0	0	(1)	15,237
Net interest income	124,828	2	114	0	124,944
Provision for loan and lease losses	1,412	0	0	0	1,412
Noninterest income	20,346	22,508	11,919	(743)	54,030
Noninterest expense	85,092	17,653	8,490	(743)	110,492
Income before income tax expense	58,670	4,857	3,543	0	67,070
Income tax expense	19,260	1,951	1,194	0	22,405
Net Income attributable to noncontrolling interests and Tompkins Financial Corporation	39,410	2,906	2,349	0	44,665
Less: Net income attributable to noncontrolling interests	98	0	0	0	98
Net Income attributable to Tompkins Financial Corporation	$39,312	$2,906	$2,349	$0	$44,567

Depreciation and amortization	$4,465	$276	$93	$0	$4,834

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

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of September 30, 2016 and December 31, 2015, segregated by the level of valuation inputs within the fair value hierarchy used to measure fair value.

Recurring Fair Value Measurements
September 30, 2016
(in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Available-for-sale securities
Obligations of U.S. Government sponsored entities	526,696	0	526,696	0
Obligations of U.S. states and political subdivisions	84,681	0	84,681	0
Mortgage-backed securities – residential, issued by:
U.S. Government agencies	161,749	0	161,749	0
U.S. Government sponsored entities	594,753	0	594,753	0
Non-U.S. Government agencies or sponsored entities	126	0	126	0
U.S. corporate debt securities	2,162	0	2,162	0
Equity securities	944	0	0	944

The change in the fair value of available-for-sale equity securities valued using significant unobservable inputs (level 3), between January 1, 2016 and September 30, 2016 was immaterial.

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

There were no transfers between Levels 1, 2 and 3 for the nine months ended September 30, 2016.

The Company determines fair value for its trading securities using independently quoted market prices. The Company determines fair value for its available-for-sale securities using an independent bond pricing service for identical assets or very similar securities. The Company has reviewed the pricing sources, including methodologies used, and finds them to be fairly stated. In September 2016, the Company sold the remaining balance of its trading securities.

Fair values of borrowings are estimated using Level 2 inputs based upon observable market data. The Company determines fair value for its borrowings using a discounted cash flow technique based upon expected cash flows and current spreads on FHLB advances with the same structure and terms. The Company also receives pricing information from third parties, including the FHLB. The pricing obtained is considered representative of the transfer price if the liabilities were assumed by a third party. The Company’s potential credit risk did not have a material impact on the quoted settlement prices used in measuring the fair value of the FHLB borrowings. In September 2016, the Company prepaid its FHLB borrowing measured at fair value.

Certain assets are measured at fair value on a nonrecurring basis. For the Company, these include loans held for sale, collateral dependent impaired loans, and other real estate owned (“OREO”). During the third quarter of 2016, certain collateral dependent impaired loans were remeasured and reported at fair value through a specific valuation allowance and/or partial charge-offs for loan and lease losses based upon the fair value of the underlying collateral. Collateral values are estimated using Level 2 inputs based upon observable market data. In addition to collateral dependent impaired loans, certain other real estate owned were remeasured and reported at fair value based upon the fair value of the underlying collateral. The fair values of other real estate owned are estimated using Level 2 inputs based on observable market data or Level 3 inputs based on customized discounting criteria. In general, the fair values of other real estate owned are based upon appraisals, with discounts made to reflect estimated costs to sell the real estate. Upon initial recognition, fair value write-downs on other real estate owned are taken through a charge-off to the allowance for loan and lease losses. Subsequent fair value write-downs on other real estate owned are reported in other noninterest expense.

Three months ended September 30, 2016

		Fair value measurements at reporting date using:			Gain (losses) from fair value changes

Assets:	As of 09/30/2016	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Three months ended 09/30/2016
Impaired Loans	$0	$0	$0	$0	$(65)
Other real estate owned	731	0	731	0	28

Three months ended September 30, 2015

		Fair value measurements at reporting date using:			Gain (losses) from fair value changes

Assets:	As of 09/30/2015	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Three months ended 09/30/2015
Impaired Loans	$1,362	$0	$1,362	$0	$0
Other real estate owned	1,049	0	1,049	0	(30)

Nine months ended September 30, 2016

		Fair value measurements at reporting date using:			Gain (losses) from fair value changes

Assets:	As of 09/30/2016	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Nine months ended 09/30/2016
Impaired Loans	$2,747	$0	$2,747	$0	$(234)
Other real estate owned	1,008	0	1,008	0	24

Nine months ended September 30, 2015

		Fair value measurements at reporting date using:			Gain (losses) from fair value changes

Assets:	As of 09/30/2015	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Nine months ended 09/30/2015
Impaired Loans	$4,307	$0	$4,307	$0	$(80)
Other real estate owned	2,629	0	2,629	0	786

The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments at September 30, 2016 and December 31, 2015. The carrying amounts shown in the table are included in the Consolidated Statements of Condition under the indicated captions.

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

Estimated Fair Value of Financial Instruments
September 30, 2016
(in thousands)	Carrying Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets:

Cash and cash equivalents	$179,586	$179,586	$179,586	$0	$0
Securities - held to maturity	144,650	151,626	0	151,626	0
FHLB and other stock	34,246	34,246	0	34,246	0
Accrued interest receivable	17,360	17,360	0	17,360	0
Loans/leases, net[1]	4,055,435	4,079,992	0	2,747	4,077,245

Financial Liabilities:

Time deposits	$877,427	$877,452	$0	$877,452	$0
Other deposits	3,812,873	3,812,873	0	3,812,873	0
Fed funds purchased and securities sold
under agreements to repurchase	77,218	77,461	0	77,461	0
Other borrowings	671,000	672,273	0	672,273	0
Trust preferred debentures	37,638	44,545	0	44,545	0
Accrued interest payable	1,862	1,862	0	1,862	0

Estimated Fair Value of Financial Instruments
December 31, 2015
(in thousands)	Carrying Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets:

Cash and cash equivalents	$58,257	$58,257	$58,257	$0	$0
Securities - held to maturity	146,071	146,686	0	146,686	0
FHLB and other stock	29,969	29,969	0	29,969	0
Accrued interest receivable	16,433	16,433	0	16,433	0
Loans/leases, net[1]	3,740,038	3,739,695	0	5,730	3,733,965

Financial Liabilities:

Time deposits	$855,133	$853,839	$0	$853,839	$0
Other deposits	3,540,173	3,540,173	0	3,540,173	0
Fed funds purchased and securities
sold under agreements to repurchase	136,513	138,161	0	138,161	0
Other borrowings	525,709	527,041	0	527,041	0
Trust preferred debentures	37,509	45,190	0	45,190	0
Accrued interest payable	1,973	1,973	0	1,973	0

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

BUSINESS

Corporate Overview and Strategic Initiatives

Tompkins Financial Corporation (“Tompkins” or the “Company”) is headquartered in Ithaca, New York and is registered as a Financial Holding Company with the Federal Reserve Board under the Bank Holding Company Act of 1956, as amended. The Company is a locally oriented, community-based financial services organization that offers a full array of products and services, including commercial and consumer banking, leasing, trust and investment management, financial planning and wealth management, and insurance services. At September 30, 2016, the Company’s subsidiaries included: four wholly-owned banking subsidiaries, Tompkins Trust Company (the “Trust Company”), The Bank of Castile (DBA Tompkins Bank of Castile), Mahopac Bank (formerly known as Mahopac National Bank, DBA Tompkins Mahopac Bank), VIST Bank (DBA Tompkins VIST Bank); and a wholly-owned insurance agency subsidiary, Tompkins Insurance Agencies, Inc. (“Tompkins Insurance”). The trust division of the Trust Company provides a full array of investment services, including investment management, trust and estate, financial and tax planning as well as life, disability and long-term care insurance services. The Company’s principal offices are located at The Commons, Ithaca, New York, 14851, and its telephone number is (888) 503-5753. The Company’s common stock is traded on the NYSE MKT LLC under the Symbol “TMP.”

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

Effective January 1, 2016, Tompkins Insurance acquired all the outstanding shares of Shepard, Maxwell & Hale Insurance, a property and casualty insurance agency located in western New York. The acquisition-date fair value of the merger consideration was $2.2 million and included $0.2 million of cash and 32,553 shares of Tompkins’ common stock ($2.0 million). Including the present value of expected contingent payments, the Company recorded the following intangible assets as a result of the acquisition: goodwill ($1.1 million), customer related intangible ($0.8 million) and a covenant-not-to-compete ($0.3 million). The values of the customer related intangible and covenant-not-to-compete are being amortized over 15 years and 5 years, respectively. The goodwill is not being amortized but will be evaluated at least annually for impairment. The goodwill is not deductible for taxes.

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

OTHER IMPORTANT INFORMATION

The following discussion is intended to provide an understanding of the consolidated financial condition and results of operations of the Company for the three and nine months ended September 30, 2016. It should be read in conjunction with the Company’s Audited Consolidated Financial Statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, and the Unaudited Consolidated Financial Statements and notes thereto included in Part I of this Quarterly Report on Form 10-Q.

In this Report, there are comparisons of the Company’s performance to that of a peer group. Unless otherwise stated, this peer group is comprised of the group of 145 domestic bank holding companies with $3 billion to $10 billion in total assets as defined in the Federal Reserve’s “Bank Holding Company Performance Report” for June 30, 2016 (the most recent report available).

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

OVERVIEW

Net income for the third quarter was $14.9 million or $0.97 diluted earnings per share, compared to $14.5 million or $0.96 diluted earnings per share for the same period in 2015. Net income for the first nine months of 2016 was $43.6 million or $2.87 diluted earnings per share, compared to $44.6 million or $2.96 diluted earnings per share in the first nine months of 2015. Prior year results for the year to date periods were positively impacted by a one-time curtailment gain of $3.6 million, after-tax, related to the freezing of the Company’s defined benefit pension plan effective July 31, 2015. Exclusive of this one-time gain, net income and diluted earnings per share for year-to-date 2015 would have been $41.0 million and $2.72, respectively.

Return on average assets (“ROA”) for the quarter ended September 30, 2016 was 1.00%, compared to 1.05% for the quarter ended September 30, 2015. Return on average shareholders’ equity (“ROE”) for the third quarter of 2016 was 10.61%, compared to 11.29%, for the same period in 2015. For the year-to-date period ended September 30, 2016, ROA and ROE totaled 1.00% and 10.73%, respectively, compared to 1.10% and 11.78% for the same periods in 2015. Tompkins’ year-to-date ROA and ROE compared to the most recent peer average ratios of 0.97% and 8.75%, respectively, ranking Tompkins’ ROA in the 50th percentile and ROE in the 71st percentile of the peer group.

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

Banking Segment

The banking segment reported net income of $13.3 million for the third quarter of 2016, up $342,000 or 2.6% from net income of $12.9 million for the same period in 2015. For the nine months ended September 30, 2016, the banking segment reported net income of $39.1 million, flat compared to the same period in 2015, which included a one-time gain related to the freezing of the Company’s defined benefit pension plan as noted above.

Net interest income of $45.3 million for the third quarter of 2016 was up $3.0 million or 7.0% over the same period in 2015. For the nine months ended September 30, 2016, net interest income of $134.3 million was up $9.4 million or 7.6% compared to the prior year period. The Company’s growth in average earning assets and stable funding costs exceeded the effect of lower asset yields and contributed to favorable year-over-year comparisons in net interest income. Net interest margin for the nine months ended September 30, 2016 was 3.34% compared to 3.39% for the same period prior year, reflecting a lower interest rate environment in 2016.

The provision for loan and lease losses was $782,000 for the three months ended September 30, 2016; up $501,000 from the same period in 2015. Provision expense also increased for the nine months ended September 30, 2016 to $2.6 million from $1.4 million in the first nine months of the previous year. The increase in provision expense for both periods was largely attributable to growth in total loans.

Noninterest income of $6.3 million for the three months ended September 30, 2016 was flat compared to the same period in 2015. For the nine months ended September 30, 2016, noninterest income was down $1.9 million or 9.2% to $18.5 million compared to $20.3 million for the nine months ended September 30, 2015. The decrease in the nine month results include: gain on the sale of other real estate owned (“OREO”) properties (down $838,000), service charges on deposits (down $253,000), and net realized gains on securities transactions (down $178,000). Partially offsetting these items was an increase in card services fees during the nine months ended September 30, 2016 (up $136,000).

Noninterest expense of $31.3 million for the third quarter and $92.4 million for the nine months ended September 30, 2016 were up $2.1 million or 7.1% and up $7.3 million or 8.5%, respectively, from the same periods in 2015. The quarterly increase was attributed to an increase in salary and wages reflecting normal annual merit and incentive adjustments. The year to date increase is primarily attributed to the curtailment of the Company’s defined benefit pension plan in 2015, which resulted in a one-time $6.0 million (pretax) credit to noninterest expense for the Company in the second quarter of 2015. Of this amount, the Banking segment recorded $5.4 million credit to noninterest expense.

Insurance Segment

The insurance segment reported net income of $939,000 for the three months ended September 30, 2016; up $21,000 or 2.3% from the third quarter of 2015. For the nine month period ended September 30, 2016, net income declined $388,000 or 13.4% compared to 2015, which included a one-time gain related to the freezing of the Company’s defined benefit pension plan. Noninterest income was up $241,000 or 3.2% in the third quarter of 2016, compared to the same period in 2015 and up $509,000 or 2.3% to $23.0 million for the nine months ended September 30, 2016 compared to the same period in 2015. The increase was mainly in commercial and personal business lines and reflects internal growth as well as the impact of an acquisition in first quarter of 2016. Noninterest expenses for the three months ended September 30, 2016 were up $212,000 or 3.5% compared to the third quarter of 2015 and up $1.1 million or 6.4% for the first nine months of 2016 compared to the same period in 2015. The increase in noninterest expense for the third quarter is the result of increases in salaries and wages, reflecting normal annual merit adjustments and sales commissions. The nine month period increase is the result of the aforementioned one-time gain related to the freezing of the Company's defined benefit pension plan curtailment amount made in the second quarter of 2015, which resulted in a credit to noninterest expense of $462,000, as well as the aforementioned increases in salaries and wages.

Wealth Management Segment

The wealth management segment reported net income of $663,000 for the three months ended September 30, 2016, flat compared to the third quarter of 2015. Net income for the nine months ended September 30, 2016 decreased $399,000 to $2.0 million, down 17.0% compared to the same period in 2015. Noninterest income for the third quarter of 2016 compared to the third quarter of 2015 increased by $216,000 or 5.7%, and was flat for the first nine months of 2016 compared to the same period prior year. Noninterest expenses for the three months ended September 30, 2016, were up $156,000 or 5.5% and for the nine months ended September 30, 2016 were up $454,000 or 5.3% compared to the same period of 2015. The year-to-date increase in 2016 over 2015 reflects the impact of the Company’s curtailment of its defined benefit pension plan mentioned above, which resulted in a credit to noninterest expenses of $131,000 in the second quarter of 2015, and increases in salaries and wages, reflecting annual merit increases and sales commissions.

Average Consolidated Statements of Condition and Net Interest Analysis (Unaudited)

	Quarter Ended			Quarter Ended
	September 30, 2016			September 30, 2015
	Average			Average
	Balance		Average	Balance		Average
(Dollar amounts in thousands)	(QTD)	Interest	Yield/Rate	(QTD)	Interest	Yield/Rate
ASSETS
Interest-earning assets
Interest-bearing balances due from banks	$1,874	$2	0.42%	$1,957	$1	0.20%
Securities (1)
U.S. Government securities	1,419,808	7,058	1.98%	1,438,436	7,439	2.05%
Trading securities	5,452	62	4.52%	8,008	86	4.26%
State and municipal (2)	96,607	809	3.33%	85,554	783	3.63%
Other securities (2)	3,632	30	3.29%	3,705	31	3.32%
Total securities	1,525,499	7,959	2.08%	1,535,703	8,339	2.15%
FHLBNY and FRB stock	35,841	375	4.16%	26,556	262	3.93%

Total loans and leases, net of unearned income (2)(3)	4,014,671	43,772	4.34%	3,574,449	39,913	4.43%
Total interest-earning assets	5,577,885	52,108	3.72%	5,138,665	48,517	3.75%

Other assets	364,375			347,980

Total assets	5,942,260			5,486,645
LIABILITIES & EQUITY
Deposits
Interest-bearing deposits
Interest bearing checking, savings, & money market	2,478,292	1,021	0.16%	2,322,974	949	0.16%
Time deposits	871,937	1,672	0.76%	890,933	1,704	0.76%
Total interest-bearing deposits	3,350,229	2,693	0.32%	3,213,907	2,653	0.33%

Federal funds purchased & securities sold under agreements to repurchase	99,387	630	2.52%	134,620	685	2.02%
Other borrowings	681,654	1,837	1.07%	470,060	1,223	1.03%
Trust preferred debentures	37,609	600	6.35%	37,438	583	6.18%
Total interest-bearing liabilities	4,168,879	5,760	0.55%	3,856,025	5,144	0.53%
Noninterest bearing deposits	1,148,081			1,052,669
Accrued expenses and other liabilities	68,019			68,433
Total liabilities	5,384,979			4,977,127
Tompkins Financial Corporation Shareholders’ equity	555,747			507,984
Noncontrolling interest	1,534			1,534
Total equity	557,281			509,518

Total liabilities and equity	$5,942,260			$5,486,645
Interest rate spread			3.17%			3.22%
Net interest income/margin on earning assets		46,348	3.31%		43,373	3.35%

Tax Equivalent Adjustment		(1,031)			(987)

Net interest income per consolidated financial statements		$45,317			$42,386

	Year to Date Period Ended			Year to Date Period Ended
	September 30, 2016			September 30, 2015
	Average			Average
	Balance		Average	Balance		Average
(Dollar amounts in thousands)	(YTD)	Interest	Yield/Rate	(YTD)	Interest	Yield/Rate
ASSETS
Interest-earning assets
Interest-bearing balances due from banks	$1,968	$5	0.34%	$1,725	$3	0.23%
Securities (1)
U.S. Government securities	1,447,450	22,608	2.09%	1,441,360	22,807	2.12%
Trading securities	6,536	220	4.50%	8,437	270	4.28%
State and municipal (2)	97,906	2,488	3.39%	86,846	2,486	3.83%
Other securities (2)	3,653	91	3.33%	3,740	91	3.25%
Total securities	1,555,545	25,407	2.18%	1,540,383	25,654	2.23%
FHLBNY and FRB stock	31,767	990	4.16%	23,771	834	4.69%

Total loans and leases, net of unearned income (2)(3)	3,897,461	127,484	4.37%	3,479,528	116,547	4.48%
Total interest-earning assets	5,486,741	153,886	3.75%	5,045,407	143,038	3.79%

Other assets	351,944			352,808

Total assets	5,838,685			5,398,215
LIABILITIES & EQUITY
Deposits
Interest-bearing deposits
Interest bearing checking, savings, & money market	2,514,159	2,958	0.16%	2,332,674	2,863	0.16%
Time deposits	876,947	5,020	0.76%	904,911	5,032	0.74%
Total interest-bearing deposits	3,391,106	7,978	0.31%	3,237,585	7,895	0.33%
Federal funds purchased & securities sold under agreements to repurchase	108,189	1,940	2.40%	136,073	2,020	1.98%
Other borrowings	589,726	4,840	1.10%	413,819	3,596	1.16%
Trust preferred debentures	37,567	1,783	6.34%	37,395	1,726	6.17%
Total interest-bearing liabilities	4,126,588	16,541	0.54%	3,824,872	15,237	0.53%
Noninterest bearing deposits	1,103,108			1,003,318
Accrued expenses and other liabilities	65,978			65,902
Total liabilities	5,295,674			4,894,092

Tompkins Financial Corporation Shareholders’ equity	541,510			502,622
Noncontrolling interest	1,501			1,501
Total equity	543,011			504,123

Total liabilities and equity	$5,838,685			$5,398,215
Interest rate spread			3.21%			3.26%
Net interest income/margin on earning assets		137,345	3.34%		127,801	3.39%

Tax Equivalent Adjustment		(3,083)			(2,857)

Net interest income per consolidated financial statements		$134,262			$124,944

1  Average balances and yields on available-for-sale securities are based on historical amortized cost

2  Interest income includes the tax effects of taxable-equivalent adjustments using a combined New York State and Federal effective income tax rate of 40% to increase tax exempt interest income to taxable-equivalent basis.

3  Nonaccrual loans are included in the average asset totals presented above.  Payment received on nonaccrual loans have been recognized as disclosed in Note 1 of the Company’s consolidated financial statements included in Part 1 of the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2015.

Net Interest Income

Net interest income is the Company’s largest source of revenue, representing 71.7% and 71.9%, respectively, of total revenues for the three and nine month periods ended September 30, 2016, compared to 70.9% and 69.8% for the same periods in 2015. Net interest income is dependent on the volume and composition of interest earning assets and interest-bearing liabilities and the level of market interest rates. The above table shows average interest-earning assets and interest-bearing liabilities, and the corresponding yield or cost associated with each.

Taxable-equivalent net interest income for the three and nine months ended September 30, 2016 was up 6.9% and 7.5%, respectively, over the same periods in 2015, as growth in average earning assets offset a decrease in net interest margin for the third quarter and year-to-date periods in 2016 compared to the same periods in 2015. The decrease in net interest margin reflects lower yields on average earning assets as a result of the low interest rate environment. Net interest income also benefitted from a slight shift in the composition of average earning assets, with loans comprising an increased percentage of average earning assets. For the three and nine months ended September 30, 2016, average loans represented 72.0% and 71.0%, respectively, of average earning assets compared to 69.6% and 69.0%, respectively, for the same periods in 2015.

Taxable-equivalent interest income for the three and nine month periods ended September 30, 2016 was $52.1 million and $153.9 million, respectively, up 7.4% and 7.6% compared to the same periods of 2015. The increase in taxable-equivalent interest income was mainly the result of an increase in average loans, which was partially offset by a decrease in the yield on average loans. Average loan balances for the three and nine months ended September 30, 2016 were up $440.2 million or 12.3%, and $417.9 million or 12.0%, respectively, while the average yield decreased 9 basis points and 11 basis points, respectively, from the same periods in 2015. Average securities balances for the three and nine months ended September 30, 2016 were down by $10.2 million or 0.7% and up by $15.2 million or 1.0%, respectively, while the average yield for the three and nine month periods were down 7 basis points and 5 basis points, respectively, compared to the same periods in 2015.

Interest expense for the three and nine months ended September 30, 2016 increased by $616,000 or 12.0%, and $1.3 million or 8.6%, respectively, compared to the same periods in 2015, driven mainly by an increase in the average volume of borrowings and deposits. The average rate paid on interest bearing deposits during the three and nine months ended September 30, 2016 was 0.32% and 0.31%, respectively, compared to 0.33% and 0.33% for the same periods of 2015. Average interest bearing deposits for the third quarter of 2016 were up $136.3 million or 4.2% compared to the same period in 2015, while year-to-date average interest bearing deposits were up $153.5 million or 4.7% compared to the same period in 2015. Average noninterest bearing deposits for the three and nine month periods ended September 30, 2016 were up $95.4 million or 9.1% and $99.8 million or 9.9%, respectively, compared to the same periods in 2015. Average other borrowings for the three and nine months ended September 30, 2016 were up $211.6 million or 45.0% and $175.9 million or 42.5% compared to the same periods in 2015. The increase was mainly in overnight borrowings with the FHLB.

Provision for Loan and Lease Losses

The provision for loan and lease losses represents management’s estimate of the amount necessary to maintain the allowance for loan and lease losses at an adequate level. The provision for loan and lease losses was $782,000 for the third quarter of 2016 and $2.6 million for the nine months ended September 30, 2016, compared to $281,000 and $1.4 million for the same periods in 2015. The increase in provision for loan and lease losses in 2016 over the three and nine month comparative periods in 2015 is mainly a result loan growth in 2016. The section captioned “Financial Condition – Allowance for Loan and Lease Losses and Nonperforming Assets” below has further details on the allowance for loan and lease losses and asset quality metrics.

Noninterest Income

Noninterest income was $17.9 million for the third quarter of 2016 and $52.5 million for the first nine months of 2016. This represents an increase of 2.8% for the quarter and a decrease of 2.8% for the year-to-date period compared to the same periods in 2015. Noninterest income represented 28.3% of total revenue for the third quarter of 2016 and 28.1% for the year-to-date period, compared to 29.1% and 30.2% for the same periods in 2015.

Insurance commissions and fees, the largest component of noninterest income, were $7.7 million for the third quarter of 2016, an increase of 2.2% over the same period prior year. For the first nine months of 2016, insurance commissions and fees were up $467,000 or 2.1% over the first nine months of 2015. Increases in commissions from commercial lines and personal insurance lines in 2016 primarily drove the increases over the same periods in 2015. Contributing to the increase in revenues in both the quarter and year to date periods was the acquisition in the first quarter of 2016.

Investment services income was $3.7 million in third quarter of 2016, an increase of 1.7% compared to the third quarter of 2015. For the first nine months of 2016, investment services income was down $163,000 or 1.4% from the first nine months of 2015. Investment services income includes trust services, financial planning, wealth management services, and brokerage related services. With fees largely based on the market value and the mix of assets managed, the general direction of the stock market can have a considerable impact on fee income. The fair value of assets managed by, or in custody of, Tompkins was $3.9 billion at September 30, 2016, up 2.2% from $3.8 billion at September 30, 2015. These figures include $1.1 billion of Company-owned securities where Tompkins Trust Company is custodian.

Service charges on deposit accounts were down $207,000 or 8.6% for the third quarter of 2016 compared to the third quarter of 2015, and down $253,000 or 3.7% for the nine months ended September 30, 2016 compared to the same period in 2015. Net overdraft fees, the largest component of service charges on deposit accounts, were down 15.4% and 13.1% for the three and nine months ended September 30, 2016 compared to the same periods in 2015.  The decline in fees was primarily attributable to customer behavior and regulatory changes. The decrease in net overdraft fees was partially offset by increases in personal and business cycle fees, as a result of new deposit products introduced in 2015.

Card services income for the three and nine months ended September 30, 2016 was up $36,000 or 1.8%, and up $136,000 or 2.3%, respectively, compared to the same periods in 2015.

The Company recognized gains on the sales/calls of available-for-sale securities of $455,000 and $926,000 for the three and nine months ended September 30, 2016, compared to gains of $92,000 and $1.1 million for the same periods in 2015. Sales of available-for-sale securities are generally the result of general portfolio maintenance and interest rate risk management.

Other income of $1.7 million in the third quarter of 2016 was up 4.6% compared to the third quarter of 2015. For the first nine months of 2016, other income of $4.8 million was down 24.6% versus the same period in 2015. A main contributor of the year over year decrease was a significant gain on the sale of other real estate owned property in the second quarter of 2015. Gains on sales of other real estate owned totaled $86,000 for the nine months ended September 30, 2016 compared to a gain of $924,000 for the nine months ended September 30, 2015.

Noninterest Expense

Noninterest expense was $40.3 million for the third quarter of 2016, up 6.4% compared to the third quarter of 2015 and $119.2 million for the nine months ended September 30, 2016, up 7.9% from the same period in 2015. Year-to-date 2015 noninterest expense benefitted from the curtailment of the Company’s defined benefit pension plan, which resulted in a $6.0 million (pretax) credit to pension and other employee benefits expense in the second quarter of 2015 in accordance with accounting guidance.

Salaries and wages expense for the three and nine months ended September 30, 2016 increased by $1.4 million or 7.9%, and $3.8 million or 7.0%, respectively, over the same periods in 2015. The increase is mainly a result of normal merit and market adjustments, increases in incentive compensation as well as an increase in the number of employees. Pension and other employee related benefits were down $150,000 and up $4.6 million over the three and nine month periods in 2015, mainly as a result of the pension curtailment discussed above.

Other operating expense for the third quarter of 2016 and for the first nine months of 2016 was up $736,000 or 8.6% and down $307,000 or 1.1% compared to the same periods in 2015. The current quarter and year to date include $313,000 in other operating expense related to the early termination of an FDIC loss share agreement.  In addition the Company is currently in the process of a conversion of our core banking system.  During the first nine months of 2016 the Company incurred approximately $295,000 in non-capitalized operating expenses related to the conversion which is scheduled to take place in May of 2017.

Income Tax Expense

The provision for income taxes was $7.2 million for an effective rate of 32.6% for the third quarter of 2016, compared to tax expense of $7.1 million and an effective rate of 32.9% for the same quarter in 2015. For the first nine months of 2016, the tax provision was $21.2 million for an effective rate of 32.7% compared to a tax provision of $22.4 million and an effective rate of 33.4% for the same period in 2015. The effective rates differ from the U.S. statutory rate of 35.0% primarily due to the effect of tax-exempt income from loans, securities and life insurance assets. The higher effective rate in 2015 was mainly a result of the accounting for the $6.0 million curtailment gain related to the freezing of the Company’s defined benefit pension plan.

FINANCIAL CONDITION

Total assets were $6.1 billion at September 30, 2016, up $412.2 million or 7.2% over December 31, 2015. The growth over year-end was primarily attributable to growth in originated loans, which were up $361.8 million or 10.9%. This growth was partially offset by expected run-off in acquired loans, which were down $44.3 million or 9.6%. Total deposits increased $295.0 million or 6.7% compared to December 31, 2015. Other borrowings increased $134.7 million or 25.1% from December 31, 2015, as a result of loan growth outpacing deposit growth.

Securities

As of September 30, 2016, the Company’s securities portfolio was $1.5 billion or 24.8% of total assets, compared to $1.5 billion or 27.1% of total assets at year-end 2015. The following table details the composition of available-for-sale and held-to-maturity securities.

Available-for-Sale Securities
	09/30/2016		12/31/2015
(in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Obligations of U.S. Government sponsored entities	$513,251	$526,696	$551,176	$552,893
Obligations of U.S. states and political subdivisions	83,596	84,681	83,981	84,726
Mortgage-backed securities U.S. Government agencies	160,464	161,749	94,459	94,678
U.S. Government sponsored entities	591,908	594,753	656,947	650,097
Non-U.S. Government agencies or sponsored entities	126	126	192	194
U.S. corporate debt securities	2,500	2,162	2,500	2,162
Total debt securities	1,351,845	1,370,167	1,389,255	1,384,750
Equity securities	1,000	944	1,000	934
Total available-for-sale securities	$1,352,845	$1,371,111	$1,390,255	$1,385,684

Held-to-Maturity Securities
	09/30/2016		12/31/2015
(in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Obligations of U.S. Government sponsored entities	$132,195	$138,787	$132,482	$132,687
Obligations of U.S. states and political subdivisions	$12,455	$12,839	$13,589	$13,999
Total held-to-maturity debt securities	$144,650	$151,626	$146,071	$146,686

The increase in unrealized gains, which reflects the amount that fair value exceeds amortized cost, related to the available-for-sale portfolio was due primarily to changes in market interest rates during the first nine months of 2016. Decreases in interest rates during 2016 resulted in an increase in unrealized gains in the available-for-sale portfolio. Management’s policy is to purchase investment grade securities that on average have relatively short duration, which helps mitigate interest rate risk and provides sources of liquidity without significant risk to capital.

The Company has no investments in preferred stock of U.S. government sponsored entities and no investments in pools of Trust Preferred securities. Quarterly, the Company evaluates all investment securities with a fair value less than amortized cost to identify any other-than-temporary impairment as defined under generally accepted accounting principles.

As a result of the other-than-temporary impairment review process, the Company does not consider any investment security held at September 30, 2016 to be other-than-temporarily impaired. Future changes in interest rates or the credit quality and credit support of the underlying issuers may reduce the market value of these and other securities. If such decline is determined to be other than temporary, the Company will record the necessary charge to earnings and/or accumulated other comprehensive income to reduce the securities to their then current fair value.

In September 2016, the Company sold the remaining $1.5 million of securities designated as trading securities. The trading portfolio carried a fair value of $7.4 million at December 31, 2015. For the three and nine months ended September 30, 2016, net mark-to-market losses related to the securities trading portfolio were $76,000 and $182,000, respectively, compared to net mark-to-market losses for the three and nine months ended September 30, 2015 of $69,000 and $206,000, respectively.

Loans and Leases

Loans and leases at September 30, 2016 and December 31, 2015 were as follows:

	09/30/2016			12/31/2015
(in thousands)	Originated	Acquired	Total Loans and Leases	Originated	Acquired	Total Loans and Leases
Commercial and industrial
Agriculture	$77,711	$0	$77,711	$88,299	$0	$88,299
Commercial and industrial other	846,657	84,671	931,328	768,024	84,810	852,834
Subtotal commercial and industrial	924,368	84,671	1,009,039	856,323	84,810	941,133
Commercial real estate
Construction	133,714	3,628	137,342	103,037	4,892	107,929
Agriculture	104,067	4,761	108,828	86,935	2,095	89,030
Commercial real estate other	1,314,333	253,395	1,567,728	1,167,250	284,952	1,452,202
Subtotal commercial real estate	1,552,114	261,784	1,813,898	1,357,222	291,939	1,649,161
Residential real estate
Home equity	208,329	39,630	247,959	202,578	42,092	244,670
Mortgages	917,755	30,056	947,811	823,841	27,491	851,332
Subtotal residential real estate	1,126,084	69,686	1,195,770	1,026,419	69,583	1,096,002
Consumer and other
Indirect	15,893	0	15,893	17,829	0	17,829
Consumer and other	41,615	867	42,482	40,904	911	41,815
Subtotal consumer and other	57,508	867	58,375	58,733	911	59,644
Leases	15,858	0	15,858	14,861	0	14,861
Covered loans	0	0	0	0	14,031	14,031
Total loans and leases	3,675,932	417,008	4,092,940	3,313,558	461,274	3,774,832
Less: unearned income and deferred costs and fees	(3,393)	0	(3,393)	(2,790)	0	(2,790)
Total loans and leases, net of unearned income and deferred costs and fees	$3,672,539	$417,008	$4,089,547	$3,310,768	$461,274	$3,772,042

Residential real estate loans, including home equity loans were $1.2 billion at September 30, 2016, up $99.8 million or 9.1% compared to December 31, 2015, and comprised 29.2% of total loans and leases. Growth in residential loan balances is impacted by the Company’s decision to retain these loans or sell them in the secondary market due to interest rate considerations. The Company’s Asset/Liability Committee meets regularly and establishes standards for selling and retaining residential real estate mortgage originations.

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

During the first nine months of 2016 and 2015, the Company sold residential mortgage loans totaling $2.1 million and $1.4 million, respectively, and realized gains on these sales of $57,000 and $21,000, respectively. These residential real estate loans were sold without recourse in accordance with standard secondary market loan sale agreements. When residential mortgage loans are sold, the Company typically retains all servicing rights, which provides the Company with a source of fee income. Mortgage servicing rights, at amortized basis, totaled $0.8 million at September 30, 2016 and $0.9 million at December 31, 2015.

The Company underwrites residential real estate loans in accordance with secondary market standards in effect at the time of origination, including loan-to-value (“LTV”) and documentation requirements. The Company does not underwrite low or reduced documentation loans other than those that meet secondary market standards for low or reduced documentation loans.

Commercial and industrial loans and commercial real estate loans totaled $1.0 billion and $1.8 billion, and represented 24.7% and 44.3%, respectively of total loans as of September 30, 2016. The commercial real estate portfolio was up 10.0% over year-end 2015, while commercial and industrial loans were up 7.2%. As of September 30, 2016, agriculturally-related loans totaled $186.5 million or 4.6% of total loans and leases, compared to $177.3 million or 4.7% of total loans and leases at December 31, 2015. Agriculturally-related loans include loans to dairy farms and cash and vegetable crop farms. Agriculturally-related loans are primarily made based on identified cash flows of the borrower with consideration given to underlying collateral, personal guarantees, and government related guarantees. Agriculturally-related loans are generally secured by the assets or property being financed or other business assets such as accounts receivable, livestock, equipment or commodities/crops.

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

The carrying value of acquired loans accounted for in accordance with ASC Subtopic 310-30, “Receivables Loans and Debt Securities Acquired with Deteriorated Credit Quality,” was $24.4 million at September 30, 2016 as compared to $26.5 million at December 31, 2015. Under ASC Subtopic 310-30, loans may be aggregated and accounted for as pools of loans if the loans being aggregated have common risk characteristics. The Company elected to account for the loans with evidence of credit deterioration individually rather than aggregate them into pools. The difference between the undiscounted cash flows expected at acquisition and the investment in the acquired loans, or the “accretable yield,” is recognized as interest income utilizing the level-yield method over the life of each loan. Contractually required payments for interest and principal that exceed the undiscounted cash flows expected at acquisition, or the “non-accretable difference,” are not recognized as a yield adjustment, as a loss accrual or as a valuation allowance.

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

The carrying value of loans not exhibiting evidence of credit impairment at the time of the acquisition (i.e. loans outside of the scope of ASC 310-30) was $392.7 million at September 30, 2016. At acquisition, these loans were recorded at fair value, including a credit discount. Credit losses on acquired performing loans are estimated based on analysis of the performing portfolio. The purchased performing portfolio also included a general interest rate mark (premium). Both the credit discount and interest rate mark are accreted/amortized as a yield adjustment over the estimated lives of the loans. Interest is accrued daily on the outstanding principal balance of purchased performing loans.

The Company has adopted comprehensive lending policies, underwriting standards and loan review procedures. Management reviews these policies and procedures on a regular basis. The Company discussed its lending policies and underwriting guidelines for its various lending portfolios in Note 3 – “Loans and Leases” in the Notes to Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. There have been no significant changes in these policies and guidelines since the date of that report. As such, these policies are reflective of new originations as well as those balances held at September 30, 2016. The Company’s Board of Directors approves the lending policies at least annually. The Company recognizes that exceptions to policy guidelines may occasionally occur and has established procedures for approving exceptions to these policy guidelines. Management has also implemented reporting systems to monitor loan originations, loan quality, concentrations of credit, loan delinquencies and nonperforming loans and potential problem loans.

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

(in thousands)
	09/30/2016	12/31/2015	09/30/2015

Allowance for originated loans and leases
Commercial and industrial	$9,254	$10,495	$8,472
Commercial real estate	18,776	15,479	14,215
Residential real estate	4,707	4,070	5,447
Consumer and other	1,219	1,268	2,316
Total	$33,956	$31,312	$30,450

(in thousands)
	09/30/2016	12/31/2015	09/30/2015

Allowance for acquired loans
Commercial and industrial	$0	$433	$366
Commercial real estate	77	61	63
Residential real estate	57	198	86
Consumer and other	22	0	0
Total	$156	$692	$515

As of September 30, 2016, the total allowance for loan and lease losses was $34.1 million, which increased by $2.1 million or 6.6% over year-end 2015. The increase in the allowance compared to year-end was mainly due to growth in the originated loan portfolio. Loans internally-classified Special Mention, Substandard and Doubtful were up from prior year end by $4.5 million or 8.1%, while nonperforming loans and leases were down 16.1% from year-end 2015. The allowance for loan and lease losses covered 186.45% of nonperforming loans and leases as of September 30, 2016, compared to 146.74% at December 31, 2015, and 133.18% at September 30, 2015. The ratio of nonperforming loans and leases to total loans and leases was 0.45% at September 30, 2016 compared to 0.58% at December 31, 2015 and 0.64% at September 30 2015.

The Company’s allowance for originated loan and lease losses totaled $34.0 million at September 30, 2016, which represented 0.92% of total originated loans, compared to 0.95% at December 31, 2015, and 0.97% at September 30, 2015. Originated loans internally-classified as Special Mention, Substandard and Doubtful totaled $45.3 million at September 30, 2016, up from $37.8 million at year-end 2015 and $45.1 million at September 30, 2015. Nonaccrual originated loans were $11.6 million as of September 30, 2016 compared to $13.5 million at year-end 2015, and $14.8 million at September 30, 2015.

The allowance for acquired loans at September 30, 2016 was $156,000, down $536,000 compared to year-end 2015 and down $359,000 compared to September 30, 2015. The amount of acquired loans internally-classified as Special Mention, Substandard and Doubtful totaled $14.5 million at September 30, 2016, down from $17.5 million at year-end 2015 and $25.1 million at September 30, 2015. Loan pay downs coupled with charge offs contributed to the decrease from the same quarter prior year and year-end 2015. Nonaccrual acquired loans were $4.6 million as of September 30, 2016 compared to $4.3 million at year-end 2015, and $4.9 million at September 30, 2015.

Activity in the Company’s allowance for loan and lease losses during the first nine months of 2016 and 2015 is illustrated in the table below.

Analysis of the Allowance for Originated Loan and Lease Losses

(in thousands)	09/30/2016	09/30/2015
Average originated loans outstanding during period	$3,457,688	$2,960,045
Balance of originated allowance at beginning of year	$31,312	$28,156

ORIGINATED LOANS CHARGED-OFF:
Commercial and industrial	584	169
Commercial real estate	12	14
Residential real estate	220	408
Consumer and other	455	751
Total loans charged-off	$1,271	$1,342

RECOVERIES OF ORIGINATED LOANS PREVIOUSLY CHARGED-OFF:
Commercial and industrial	217	792
Commercial real estate	636	1,064
Residential real estate	49	107
Consumer and other	295	391
Total loans recoveries	$1,197	$2,354
Net loans charged-off (recovered)	74	(1,012)
Additions to originated allowance charged to operations	2,718	1,282
Balance of originated allowance at end of period	$33,956	$30,450
Allowance for originated loans and leases as a percentage of originated loans and leases	0.92%	0.97%
Annualized net charge-offs (recoveries) on originated loans to average total originated loans and leases during the period	0.00%	(0.05%)

Analysis of the Allowance for Acquired Loan Losses

(in thousands)	09/30/2016	09/30/2015
Average acquired loans outstanding during period	$439,773	$519,483
Balance of acquired allowance at beginning of year	692	841

ACQUIRED LOANS CHARGED-OFF:
Commercial and industrial	399	53
Commercial real estate	182	216
Residential real estate	35	320
Consumer and other	93	5
Total loans charged-off	$709	$594

Commercial and industrial	20	7
Commercial real estate	256	129
Residential real estate	0	2
Total loans recovered	$276	$138
Net loans charged-off	433	456
Additions to acquired allowance charged to operations	(103)	130
Balance of acquired allowance at end of period	$156	$515
Allowance for acquired loans as a percentage of acquired loans outstanding acquired loans and leases	0.04%	0.10%
Annualized net charge-offs on acquired loans as a percentage of average acquired loans and leases outstanding during the period	0.13%	0.12%
Annualized total net charge-offs as a percentage of average loans and leases outstanding during the period	0.02%	(0.02%)

Net loan and lease recoveries totaled $205,000 for the three months ended September 30, 2016, compared to $593,000 for the same period in 2015. Net charge offs for the nine month period ended September 30, 2016 were $507,000 or 0.02% (annualized) of average total loans and leases, compared to net recoveries of $556,000 or (0.02%) (annualized) of average total loans for the same period in 2015. The most recent peer percentage is 0.11%.

The provision for loan and lease losses was $782,000 and $2.6 million for the three and nine months ended September 30, 2016, compared to $281,000 and $1.4 million for the same periods in 2015. The increase in provision for loan and lease losses in 2016 compared to 2015 was mainly a result of growth in total loans, as well as higher net loan recoveries in the prior period,

Analysis of Past Due and Nonperforming Loans
(in thousands)	09/30/2016[1]	12/31/2015[1]	09/30/2015[1]
Loans 90 days past due and accruing Residential real estate	$35	$58	$57
Total loans 90 days past due and accruing	35	58	57
Nonaccrual loans
Commercial and industrial	340	1,738	2,194
Commercial real estate	7,129	6,054	7,722
Residential real estate	8,421	9,863	9,545
Consumer and other	223	182	268
Total nonaccrual loans	16,113	17,837	19,729
Troubled debt restructurings not included above	2,148	3,915	3,465
Total nonperforming loans and leases	18,296	21,810	23,251
Other real estate owned	1,008	2,692	3,188
Total nonperforming assets	$19,304	$24,502	$26,439
Allowance as a percentage of nonperforming loans and leases	186.45%	146.74%	133.18%
Total nonperforming loans and leases as percentage of total loans and leases	0.45%	0.58%	0.64%
Total nonperforming assets as percentage of total assets	0.32%	0.43%	0.47%

1 The September 30, 2016, December 31, 2015, and September 30, 2015 columns in the above table exclude $2.6 million, $2.5 million, and $2.6 million, respectively, of acquired loans that are 90 days past due and accruing interest.  These loans were originally recorded at fair value on the acquisition date of August 1, 2012.  These loans are considered to be accruing as we can reasonably estimate future cash flows on these acquired loans and we expect to fully collect the carrying value of these loans.  Therefore, we are accreting the difference between the carrying value of these loans and their expected cash flows into interest income.

Nonperforming assets include nonaccrual loans, troubled debt restructurings (“TDR”), and foreclosed real estate/other real estate owned. Nonperforming assets represented 0.32% of total assets at September 30, 2016, compared to 0.43% at December 31, 2015, and 0.47% at September 30, 2015. The Company’s ratio of nonperforming assets to total assets continues to compare favorably to our peer group’s most recent ratio of 0.83% at June 30, 2016. Total nonperforming assets of $19.3 million at September 30, 2016 were down $5.2 million compared to December 31, 2015, and down $7.1 million compared to September 30, 2015. The decrease reflects lower levels of nonaccrual loans, TDRs and other real estate owned at September 30, 2016 compared to prior year periods.

Total nonperforming loans and leases of $18.3 million were down $3.5 million or 16.1% from year end 2015, and down $5.0 million or 21.3% from September 30, 2015. A breakdown of nonperforming loans by portfolio segment is shown above. The decrease in nonperforming commercial and industrial loans and residential real estate loans since prior year is mainly due to several loans returning to accrual status as a result of improved financial performance and payment history. The decrease in the line captioned, ‘Troubled debt restructurings not included above’, from year-end 2015 was a result of several loans performing in accordance with their modified terms for an extended period and therefore no longer required to be reported on this line item.

Loans are considered modified in a TDR when, due to a borrower’s financial difficulties, the Company makes a concession(s) to the borrower that it would not otherwise consider and the borrower could not obtain elsewhere. These modifications may include, among others, an extension of the term of the loan, and granting a period when interest-only payments can be made, with the principal payments made over the remaining term of the loan or at maturity. TDRs are included in the above table within the following categories: “loans 90 days past due and accruing”, “nonaccrual loans”, or “troubled debt restructurings not included above”. Loans in the latter category include loans that meet the definition of a TDR but are performing in accordance with the modified terms and therefore classified as accruing loans. At September 30, 2016 the Company had $10.8 million in TDRs, and of that total $8.7 million were reported as nonaccrual and $2.1 million were considered performing and included in the table above.

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

The Company’s recorded investment in loans and leases that are considered impaired totaled $17.1 million at September 30, 2016, compared to $16.2 million at December 31, 2015 and $20.7 million at September 30, 2015. A loan is impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impaired loans consist of our non-homogenous nonaccrual loans, and all TDRs. Specific reserves on individually identified impaired loans that are not collateral dependent are measured based on the present value of expected future cash flows discounted at the original effective interest rate of each loan. For loans that are collateral dependent, impairment is measured based on the fair value of the collateral less estimated selling costs, and such impaired amounts are generally charged off.

The year-to-date average recorded investment in impaired loans and leases was $16.4 million at September 30, 2016, compared to $17.4 million at September 30, 2015. At September 30, 2016, there was a specific reserve of $399,000 on impaired loans compared to $849,000 of specific reserves at December 31, 2015. The specific reserve of $399,000 at September 30, 2016 includes a specific reserves of $321,000 for the originated portfolio, and specific reserves of $78,000 for the acquired portfolio. The majority of impaired loans are collateral dependent impaired loans that have limited exposure or require limited specific reserve because of the amount of collateral support with respect to these loans and previous charge-offs. Interest payments on impaired loans are typically applied to principal unless collectability of the principal amount is reasonably assured. In these cases, interest is recognized on a cash basis.

The ratio of the allowance to nonperforming loans (loans past due 90 days and accruing, nonaccrual loans and restructured troubled debt) was 186.45% at September 30, 2016, improved from 146.74% in December 31, 2015, and 133.18% at September 30, 2015. The improvement in the ratio reflects the decrease in nonperforming loans over the year as well as an increase in the total allowance. The Company’s nonperforming loans are mostly made up of collateral dependent impaired loans with limited exposure or require limited specific reserve due to the level of collateral available with respect to these loans and/or previous charge-offs.

Management reviews the loan portfolio continuously for evidence of potential problem loans and leases. Potential problem loans and leases are loans and leases that are currently performing in accordance with contractual terms, but where known information about possible credit problems of the related borrowers causes management to have doubt as to the ability of such borrowers to comply with the present loan payment terms and may result in such loans and leases becoming nonperforming at some time in the future. Management considers loans and leases classified as Substandard, which continue to accrue interest, to be potential problem loans and leases. The Company, through its internal loan review function, identified 34 commercial relationships from the originated portfolio and 20 commercial relationships from the acquired portfolio totaling $10.5 million and $9.5 million, respectively at September 30, 2016 that were potential problem loans. At December 31, 2015, the Company had identified 29 relationships totaling $12.2 million in the originated portfolio and 23 relationships totaling $3.1 million in the acquired portfolio that were potential problem loans. Of the 34 commercial relationships in the originated portfolio at September 30, 2016 that were Substandard, there were 3 relationships that equaled or exceeded $1.0 million, which in aggregate totaled $5.7 million, the largest of which was $3.2 million. Of the 20 commercial relationships from the acquired loan portfolio at September 30, 2016 that were Substandard, there were 2 relationships that equaled or exceeded $1.0 million, which in aggregate totaled $3.4 million, the largest of which is $2.0 million. The Company continues to monitor these potential problem relationships; however, management cannot predict the extent to which continued weak economic conditions or other factors may further impact borrowers. These loans remain in a performing status due to a variety of factors, including payment history, the value of collateral supporting the credits, and personal or government guarantees. These factors, when considered in the aggregate, give management reason to believe that the current risk exposure on these loans does not warrant accounting for these loans as nonperforming. However, these loans do exhibit certain risk factors, which have the potential to cause them to become nonperforming. Accordingly, management’s attention is focused on these credits, which are reviewed on at least a quarterly basis.

Capital

Total equity was $561.2 million at September 30, 2016, an increase of $44.7 million or 8.7% from December 31, 2015. The increase reflects growth in retained earnings, additional paid-in capital and a decrease in accumulated other comprehensive losses.

Additional paid-in capital increased by $6.6 million, from $350.8 million at December 31, 2015, to $357.5 million at September 30, 2016. The increase is primarily attributable to the following: $2.2 million related to shares issued in connection with the dividend reinvestment plan, $1.9 million related to shares issued under the employee stock ownership plan, $1.7 million related to shares issued for an acquisition, $1.7 million related to stock based compensation, and $262,000 related to shares issued for the exercise of stock options. These increases were partially offset by a $1.2 million reduction attributed to the repurchase of common stock. Retained earnings increased by $23.8 million from $197.4 million at December 31, 2015, to $221.2 million at September 30, 2016, reflecting net income of $43.6 million less dividends paid of $19.8 million. Accumulated other comprehensive loss decreased from a net loss of $31.0 million at December 31, 2015 to a net loss of $16.7 million at September 30, 2016, reflecting a $13.7 million increase in unrealized gains on available-for-sale securities due to changes in market rates, and a $637,000 increase related to postretirement benefit plans. Under regulatory requirements, amounts reported as accumulated other comprehensive income/loss related to net unrealized gain or loss on available-for-sale securities and the funded status of the Company’s defined benefit post-retirement benefit plans do not increase or reduce regulatory capital and are not included in the calculation of risk-based capital and leverage ratios.

Cash dividends paid in the first nine months of 2016 totaled approximately $19.8 million, representing 45.5% of year to date 2016 earnings. Cash dividends of $1.32 per common share paid in the first nine months of 2016 were up 4.8% over cash dividends of $1.26 per common share paid in the first nine months of 2015.

On July 21, 2016, the Company’s Board of Directors authorized a new stock repurchase plan for the Company to repurchase up to 400,000 shares of the Company’s common stock (the "2016 Repurchase Plan"). Purchases may be made over the 24 months following adoption of the plan. The repurchase program may be suspended, modified or terminated by the Board of Directors at any time for any reason. No shares have been repurchased under this plan. This plan replaced the Company’s existing 400,000 share repurchase plan announced on July 25, 2014 (the “2014 Repurchase Plan”).

The Company repurchased 22,356 shares under the 2014 Repurchase Plan during the first quarter of 2016, at an average price of $52.18. and did not repurchase any shares under the 2014 Repurchase Plan in the second or third quarters of 2016. As of September 30, 2016, the Company had repurchased an aggregate of 191,303 shares under the 2014 Repurchase Plan at an average price of $48.51 and had not yet purchased any shares under the 2016 Repurchase Plan.

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

In addition to setting higher minimum capital ratios, the new rules introduced a capital conservation buffer, which must be added to each of the minimum capital ratios and is designed to absorb losses during periods of economic stress. The capital conservation buffer is being phased-in over five years beginning on January 1, 2016 and will range from 0.625% in 2016 to 2.5% when fully phased-in. As of September 30, 2016, all of the Company’s subsidiary banks were in compliance with the required capital conservation buffer of 0.625%. If a banking organization fails to hold capital above minimum capital ratios, including the capital conservation buffer, it will be subject to certain restrictions on capital distributions and discretionary bonus payments.

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

The following table provides a summary of the Company’s capital ratios as of September 30, 2016.

REGULATORY CAPITAL ANALYSIS
September 30, 2016	Actual		Well Capitalized Requirement
(dollar amounts in thousands)	Amount	Ratio	Amount	Ratio
Total Capital (to risk weighted assets)	$550,648	12.97%	$424,537	10.00%
Tier 1 Capital (to risk weighted assets)	$514,594	12.12%	$339,629	8.00%
Tier 1 Common Equity (to risk weighted assets)	$476,957	11.23%	$275,949	6.50%
Tier 1 Capital (to average assets)	$514,594	8.83%	$291,504	5.00%

As illustrated above, the Company’s capital ratios on September 30, 2016 remained above the minimum requirements for well capitalized institutions. Total capital as a percent of risk weighted assets was relatively flat when compared with 13.0% as of December 31, 2015. Tier 1 capital as a percent of risk weighted assets decreased slightly from 12.2% at the end of 2015 to 12.1% as of September 30, 2016. Tier 1 capital as a percent of average assets was 8.8% at September 30, 2016 which is unchanged from December 31, 2015. Common equity tier 1 capital was 11.2% at the end of the third quarter of 2016, down slightly from 11.3% at the end of 2015.

As of September 30, 2016, the capital ratios for the Company’s subsidiary banks also exceeded the minimum levels required to be considered well capitalized.

Deposits and Other Liabilities

Total deposits of $4.7 billion at September 30, 2016 increased $295.0 million or 6.71% from December 31, 2015. The increase from year-end 2015 was comprised mainly of increases in money market, savings and interest bearing checking deposits (up $216.9 million), time deposit accounts (up $22.3 million), and noninterest bearing deposits (up $55.8 million). The growth in deposits reflects increases in both personal and business balances as well as municipal balances over year end.

The most significant source of funding for the Company is core deposits. The Company defines core deposits as total deposits less time deposits of $250,000 or more, brokered deposits and municipal money market deposits. Core deposits grew by $330.8 million or 9.4% to $3.9 billion at September 30, 2016 from $3.5 billion at year-end 2015. Core deposits represented 82.1% of total deposits at September 30, 2016, compared to 80.1% of total deposits at December 31, 2015.

Municipal money market savings and interest checking accounts totaled $905.4 million at September 30, 2016 which was an increase of 16.4% compared to year-end 2015. In general, there is a seasonal pattern to municipal deposits starting with a low point during July and August. Account balances tend to increase throughout the fall and into the winter months from tax deposits and an additional inflow at the end of March from the electronic deposit of state funds.

The Company uses both retail and wholesale repurchase agreements. Retail repurchase agreements are arrangements with local customers of the Company, in which the Company agrees to sell securities to the customer with an agreement to repurchase those securities at a specified later date. Retail repurchase agreements totaled $42.2 million at September 30, 2016, and $66.3 million at December 31, 2015. Management generally views local repurchase agreements as an alternative to large time deposits. The Company’s wholesale repurchase agreements totaled $35.0 million at September 30, 2016 and $70.2 million at December 31, 2015. At September 30, 2016, wholesale repurchase agreements included $35.0 million with the FHLB.

The Company’s other borrowings totaled $671.0 million at September 30, 2016, up $134.7 million or 25.1% from $536.3 million at December 31, 2015. Borrowings at September 30, 2016 included $290.0 million in FHLB overnight advances, $365.0 million of FHLB term advances, and a $16.0 million advance from a bank. Borrowings at year-end 2015 included $272.2 million in overnight advances from FHLB, $250.0 million of FHLB term advances, and a $13.5 million advances from a bank. Of the $365.0 million in FHLB term advances at September 30, 2016, $155.0 million is due in over one year. In 2007, the Company elected the fair value option under FASB ASC Topic 825 for a $10.0 million advance with the FHLB. The fair value of this advance decreased by $227,000 (net mark-to-market gain of $227,000) over the nine months ended September 30, 2016. In the third quarter of 2016, the Company paid off this borrowing in full.

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

Core deposits, discussed above under “Deposits and Other Liabilities”, are a primary and low cost funding source obtained primarily through the Company’s branch network. In addition to core deposits, the Company uses non-core funding sources to support asset growth. These non-core funding sources include time deposits of $250,000 or more, brokered time deposits, national deposit listing services, municipal money market deposits, bank borrowings, securities sold under agreements to repurchase and overnight and term advances from the FHLB. Rates and terms are the primary determinants of the mix of these funding sources. Non-core funding sources of $1.6 billion at September 30, 2016 increased $39.6 million or 2.6% as compared to year end 2015. The increase in non-core funding sources reflects an increase mainly in term borrowings from the FHLB used to support asset growth.  Non-core funding sources, as a percentage of total liabilities, were 28.7% at September 30, 2016, compared to 29.9% at December 31, 2015.

Non-core funding sources may require securities to be pledged against the underlying liability. Securities carried at $1.3 billion at September 30, 2016 and December 31, 2015, were either pledged or sold under agreements to repurchase. Pledged securities represented 88.5% of total securities at September 30, 2016, compared to 81.2% of total securities at December 31, 2015. The increase is attributable to the growth of deposits from municipal customers and the shift of investment balances into higher yielding loans.

Cash and cash equivalents totaled $179.6 million as of September 30, 2016 which increased from $58.3 million at December 31, 2015. Short-term investments, consisting of securities due in one year or less, decreased from $64.0 million at December 31, 2015, to $41.1 million on September 30, 2016. In September 2016, the Company sold the remaining $1.5 million of trading securities, after maturities and principal repayments.

Cash flow from the loan and investment portfolios provides a significant source of liquidity. These assets may have stated maturities in excess of one year, but have monthly principal reductions. Total mortgage-backed securities, at fair value, were $756.6 million at September 30, 2016 compared with $745.0 million at December 31, 2015. Outstanding principal balances of residential mortgage loans, consumer loans, and leases totaled approximately $1.3 billion at September 30, 2016 compared with $1.2 billion at year end 2015. Aggregate amortization from monthly payments on these assets provides significant additional cash flow to the Company.

The Company's liquidity is enhanced by ready access to national and regional wholesale funding sources including Federal funds purchased, repurchase agreements, brokered certificates of deposit, and FHLB advances. Through its subsidiary banks, the Company has borrowing relationships with the FHLB and correspondent banks, which provide secured and unsecured borrowing capacity. At September 30, 2016, the unused borrowing capacity on established lines with the FHLB was $1.1 billion. As members of the FHLB, the Company’s subsidiary banks can use certain unencumbered mortgage-related assets and securities to secure additional borrowings from the FHLB. At September 30, 2016, total unencumbered residential mortgage loans and securities were $523.2 million. Additional assets may also qualify as collateral for FHLB advances upon approval of the FHLB.

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

The Company’s Board of Directors has set a policy that interest rate risk exposure will remain within a range whereby net interest income will not decline by more than 10% in one year as a result of a 100 basis point parallel change in rates. Based upon the simulation analysis performed as of August 30, 2016, a 200 basis point parallel upward change in interest rates over a one-year time frame would result in a one-year decrease in net interest income from the base case of approximately 1.8%, while a 100 basis point parallel decline in interest rates over a one-year period would result in an decrease in one-year net interest income from the base case of 1.5%. The simulation assumes no balance sheet growth and no management action to address balance sheet mismatches.

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

In addition to the simulation analysis, management uses an interest rate gap measure. The table below is a Condensed Static Gap Report, which illustrates the anticipated repricing intervals of assets and liabilities as of September 30, 2016. The Company’s one-year net interest rate gap was a negative $380.6 million or 6.24% of total assets at September 30, 2016, compared with a negative $432.8 million or 7.45% of total assets at December 31, 2015. A negative gap position exists when the amount of interest-bearing liabilities maturing or repricing exceeds the amount of interest-earning assets maturing or repricing within a particular time period. This analysis suggests that the Company’s net interest income is moderately more vulnerable to an increasing rate environment than it is to a prolonged declining interest rate environment. An interest rate gap measure could be significantly affected by external factors such as a rise or decline in interest rates, loan or securities prepayments, and deposit withdrawals.

Condensed Static Gap – September 30, 2016			Repricing Interval
(in thousands)	Total	0-3 months	3-6 months	6-12 months	Cumulative 12 months

Interest-earning assets[1]	$5,623,533	$1,148,059	$264,502	$497,541	$1,910,102
Interest-bearing liabilities	4,281,748	1,706,758	254,858	329,061	2,290,677
Net gap position		(558,699)	9,644	168,480	(380,575)
Net gap position as a percentage of total assets		(9.16%)	0.16%	2.76%	(6.24%)

[1] Balances of available securities are shown at amortized cost

Item 4.   Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2016. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this Report on Form 10-Q, the Company’s disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2016, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

	Total Number of Shares Purchased (a)	Average Price Paid Per Share (b)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (c)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (d)

July 1, 2016 through July 31, 2016	1,602	$64.07	0	400,000

August 1, 2016 through August 31, 2016	1,999	71.36	0	400,000

September 1, 2016 through September 30, 2016	350	72.97	0	400,000

Total	3,951	$68.54	0	400,000

Included in the table above are 1,602 shares purchased on the open market in July 2016, at an average cost of $64.07, and 491 shares purchased in August 2016, at an average cost of $71.52, by the trustee of the rabbi trust established by the Company under the Company’s Stock Retainer Plan For Eligible Directors of Tompkins Financial Corporation and Participating Subsidiaries, which were part of the director deferred compensation under that plan. In addition, the table includes 1,508 shares delivered to the Company in August 2016 at an average cost of $71.31 and 350 shares in September 2016 to satisfy mandatory tax withholding requirements upon the vesting of restricted stock under the Company’s 2009 Equity Plan.

On July 21, 2016, the Company’s Board of Directors authorized a stock repurchase plan for the Company to repurchase up to 400,000 shares of the Company’s common stock. Purchases may be made over the 24 months following adoption of the plan. The repurchase program may be suspended, modified or terminated by the Board of Directors at any time for any reason. This plan replaced the Company’s existing 400,000 share repurchase plan announced on July 25, 2014, which expired in July 2016. As of the date of this report, the Company had repurchased 191,303 shares under the now expired program, at an average price of $48.51. No shares were repurchased under the new plan during the quarter ending September 30, 2016.

Recent Sales of Unregistered Securities

None

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Mine Safety Disclosures

Not applicable

Item 5.	Other Information

Background

On November 9, 2016, the Company entered into Amended and Restated Supplemental Executive Retirement Plans (the “Amended SERPs”) with Stephen S. Romaine, the Company’s President & Chief Executive Officer; Francis M. Fetsko, the Company’s Executive Vice President, Chief Financial Officer, and Chief Operating Officer; David S. Boyce, Executive Vice President of the Company and President & Chief Executive Officer of Tompkins Insurance Agencies, Inc.; Scott Gruber, Executive Vice President of the Company and President & Chief Executive Officer of Tompkins VIST Bank; and Gregory Hartz, Executive Vice President of the Company and President & Chief Executive Officer of Tompkins Trust Company.  Messrs. Romaine, Boyce, Fetsko, Gruber and Hartz (referred to collectively as the “Executives”) were all Named Executive Officers in the Company’s Proxy Statement, as filed with the SEC on April 1, 2016 (the “2016 Proxy Statement”).

The original Supplemental Executive Retirement Plans (the “Original SERPs”) entered into with Messrs. Romaine, Boyce, Fetsko and Hartz provided an annual retirement benefit equal to 75% of their final average earnings, less their benefit under the Company’s defined benefit pension plan (the “Pension Plan”), less their social security benefit.  In 2015, the Company froze its Pension Plan, as described in Note 12 – “Employee Benefit Plans” to the Company’s audited financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2015 (the “Pension Freeze”), and replaced it with a qualified defined contribution plan (the “DC Plan”).  Due to the Pension Freeze, Messrs. Romaine, Fetsko, Boyce, and Hartz ceased receiving accruals under the Pension Plan and the Pension Plan offset formula no longer worked as the parties originally intended.  The Amended SERPs, together with the other agreements described below, were executed primarily to address the impact on the Original SERPs of the Pension Freeze, and to update and clarify certain provisions of the Original SERPs to confirm the parties’ original intent.    Mr. Gruber was not a participant in the Pension Plan, and therefore his Original SERP was not impacted by the Pension Plan Freeze.

Amended and Restated SERPs

Amendment and Replacement of Original SERPs.  The Amended SERPs replace the Original SERPs in their entirety, and the Original SERPs are of no further force or effect.  The terms of the Original SERPs are described in the 2016 Proxy Statement, and the following description reflects only those provisions of the Original SERPs that have been modified.

Disability Benefits.  The Original SERP provided for full acceleration of vesting and years of service upon the Executive’s total and permanent disability.  The Amended SERP replaces this “acceleration” feature with a two-tiered disability structure.  If the Executive is unable to engage in any substantial gainful activity and this is expected to last for a continuous period of at least 12 months, the Executive will separate from service with the Company; his years-of-service will be frozen as of the date of the disability, and he will begin receiving his retirement benefit under the Amended SERP at his social security normal retirement age.  If the Executive is unable to perform the duties of his job and this is expected to last for a continuous period of at least six months, and the Executive separates from service with the Company, his years-of-service will be frozen as of the date of the disability, and he will begin receiving his retirement benefit under the Amended SERP at the later to occur of his attaining age 55 or termination of employment.

Change in Control and Severance Benefits.  The Amended SERP updates the definition of “change in control” to more closely align with the safe harbor established by Treasury Regulations §1.409A-3(i)(5).  Under the Amended SERP, a change in control generally includes: (i) an acquisition of more than 50% of the Company’s stock ; (ii) the replacement of a majority of the Company’s Board of Directors during any 12-month; or (iii) the acquisition of more than 70% of the Company’s assets.

Both the Original SERP and the Amended SERP provide that, in the event of a change in control, the Executive will generally be deemed to have completed 20 years of service and will be 100% vested in the benefit payable under the Amended SERP agreement.  However, the Amended SERP permits the Compensation Committee of the Company’s Board of Directors to avoid such acceleration by freezing the Amended SERP (a “Retirement Benefit Freeze”), as long as the Retirement Benefit Freeze does not become effective during the two years preceding a change in control.

The Amended SERP continues to provide for “double-trigger” severance benefits in connection with a change in control.  The Executive will be entitled to benefits if a change in control occurs, and (a) the Executive’s employment is thereafter involuntarily terminated without cause, or (b) the Executive voluntarily terminates employment for good reason (i) within two years after a change in control, or (ii) in anticipation of a change in control which then occurs within two years after such termination.  The amount, form, and calculation method of the severance benefit remains unchanged from the Original SERPs for Messrs. Romaine, Boyce, Fetsko and Hartz; however, for all Executives the window during which the occurrence of the “second trigger” (i.e., the termination of employment) will entitle the Executive to a severance benefit was shortened from three to two years.  In the case of Mr. Gruber, the period of salary continuation following a qualifying termination was increased from two years to three years to be consistent with the benefits payable to the other Executives.

The Amended SERP further provides that if the Executive’s employment is involuntarily terminated (other than for cause) at any time, or, for all Executives other than Mr. Gruber, the Executive voluntarily resigns after reaching age 55 and completing 10 years of service, but prior to his designated retirement age in his Amended SERP, he will be entitled to payment of his retirement benefits on his designated retirement date, or, in the event of his death, his spouse will be entitled to payment of the death benefits described in the Amended SERP.

Good Reason and Involuntary Termination.  The Amended SERP replaces the definition of “good reason”, for purposes of severance and retirement benefits, to clarify what constitutes a “significant reduction” in the Executive’s role or compensation.  An Executive will have good reason to resign – and it will be treated as an involuntary termination – in the event of (i) a material diminution in base compensation, authority, duties or responsibilities; (ii) a material change in job location; or (iii) a material breach by the Company or its successor of the Amended SERP or any other agreement between the Company and the Executive.

Retirement Benefit Freeze & Plan Amendments.  The Amended SERPs preserve the Compensation Committee’s ability to declare a Retirement Benefit Freeze and to amend, suspend or terminate the Amended SERPs at any time, so long as such action does not reduce a previously-accrued benefit.  However, the Amended SERP clarifies, consistent with the parties’ intent in the Original SERP, that (a) a Retirement Benefit Freeze occurring before an Executive is vested does not affect his ability to retain any benefit he had accrued through the date of the freeze, and (b) severance and change in control benefits are deemed accrued upon signing, and are not subject to amendment, suspension or termination without the Executive’s consent, except as described above in connection with a Retirement Benefit Freeze.

Covenants.  The Amended SERP requires that the Executive sign a release in favor of the Company to avoid forfeiture of benefits and contain a mutual non-disparagement commitment between the Company and the Executive.  The Amended SERP confirms that the Executive will forfeit all benefits thereunder if he is discharged for cause, or if he competes with the Company or solicits the Company’s customers or employees, but in order to better align these covenants with applicable case law, the Amended SERP shortens the noncompetition/nonsolicitation covenant period in the event of involuntary termination (including resignation with good reason) to two years following termination.

New DB SERP

On November 9, 2016, Messrs. Romaine, Boyce and Fetsko elected to permanently and irrevocably opt-out of the DC Plan, and instead entered into an additional Supplemental Executive Retirement Agreement (the “New DB SERP”) with the Company.  The New DB SERP is a defined benefit plan that, together with the Amended SERP and the single year of DC Plan participation in 2015, is designed to address the impact of the Pension Plan Freeze.  Because the New DB SERP is intended to replace the Pension Plan accruals that were lost when the Pension Plan was frozen, the New DB SERP provisions mirror those in the Pension Plan, which are described in the 2016 Proxy Statement under “Executive Compensation – Retirement Plans.”

New DC SERP

On November 9, 2016, the Company entered into a new Defined Contribution Supplemental Executive Retirement Agreement (the “New DC SERP”) with Messrs. Gruber and Hartz, who are continuing their participation in the DC Plan.  The New DC SERP is intended to provide a non-qualified deferred compensation plan to receive Company contributions that cannot be made to the DC Plan due to applicable federal income tax rules which limit the total contributions which can be deferred in a qualified plan in a given plan year.  Such contributions will be accumulated in an unfunded, interest-bearing deferred compensation account (the “DC SERP Account”).   Messrs. Gruber and Hartz may elect to receive the New DC SERP balance at retirement in one payment or in five or 10 annual payments.  Upon the Executive’s death, the balance of the DC SERP Account will be payable as a lump sum to his beneficiary.

The foregoing description of each of the Amended SERPs, the New DB Plan, and the New DC Plan, is qualified in its entirety by reference to the full text of the Amended SERPs, and the forms of the New DB Plan and the New DC Plan, which are filed as Exhibits 10.1, 10.2, 10.3, 10.4, 10.5, 10.6, 10.7, 10.8, 10.9 and 10.10 to this quarterly report on Form 10-Q, and incorporated herein by this reference.

Item 6.	Exhibits

The information called for by this item is incorporated by reference to the Exhibit Index included in this Quarterly Report on Form 10-Q, immediately following the signature page.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	November 09, 2016

TOMPKINS FINANCIAL CORPORATION

By:	/S/ Stephen S. Romaine
Stephen S. Romaine
President and Chief Executive Officer
(Principal Executive Officer)

By:	/S/ Francis M. Fetsko
Francis M. Fetsko
Executive Vice President, Chief Financial Officer, and Chief Operating Officer
(Principal Financial Officer)
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description	Pages

10.1*	Form of Supplemental Executive Retirement Agreement (“New DB SERP”), dated November 9, 2016, between Tompkins Financial Corporation and each of Stephen S. Romaine, David S. Boyce, and Francis M. Fetsko, as filed herewith.

10.2*	Form of Supplemental Executive Retirement Agreement (“New DC SERP”), dated November 9, 2016, between Tompkins Financial Corporation and each of Alyssa Hochberg Fontaine, Scott L. Gruber, Gregory J. Hartz, Gerald J. Klein, Jr., and John M. McKenna, as filed herewith..

10.3*	Amended and Restated Supplemental Executive Retirement Agreement, dated November 9, 2016, between Tompkins Financial Corporation and Stephen S. Romaine, as filed herewith.

10.4*	Amended and Restated Supplemental Executive Retirement Agreement, dated November 9, 2016, between Tompkins Financial Corporation and David S. Boyce, as filed herewith.

10.5*	Amended and Restated Supplemental Executive Retirement Agreement, dated November 9, 2016, between Tompkins Financial Corporation and Francis M. Fetsko, as filed herewith.

10.6*	Amended and Restated Supplemental Executive Retirement Agreement, dated November 9, 2016, between Tompkins Financial Corporation and Gregory J. Hartz, as filed herewith.

10.7*	Amended and Restated Supplemental Executive Retirement Agreement, dated November 9, 2016, between Tompkins Financial Corporation and Gerald J. Klein, Jr., as filed herewith.

10.8*	Amended and Restated Supplemental Executive Retirement Agreement, dated November 9, 2016, between Tompkins Financial Corporation and Alyssa Hochberg Fontaine, as filed herewith.

10.9*	Amended and Restated Supplemental Executive Retirement Agreement, dated November 9, 2016, between Tompkins Financial Corporation and Scott L. Gruber, as filed herewith.

10.10*	Amended and Restated Supplemental Executive Retirement Agreement, dated November 9, 2016, between Tompkins Financial Corporation and John M. McKenna, as filed herewith.

10.11*	Form of Award Agreement under 2009 Equity Plan (Restricted Stock)

10.12*	Form of Award Agreement under 2009 Equity Plan (Stock-Settled Stock Appreciation Right)

31.1	Certification of Principal Executive Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Principal Executive Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, 18 U.S.C. Section 1350

32.2	Certification of Principal Financial Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, 18 U.S.C. Section 1350

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Condition as of September 30, 2016 and December 31, 2015; (ii) Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2016 and 2015; (iii) Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2016 and 2015; (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2016 and 2015; (v) Condensed Consolidated Statements of Changes in Shareholders’ Equity for the nine months ended September 30, 2016 and 2015; and (vi) Notes to Unaudited Condensed Consolidated Financial Statements.

*Indicates a management contract or compensatory plan or arrangement

