Form 10-K
period 2016-12-31
TOMPKINS FINANCIAL CORP
filed 2017-02-28
CIK 1005817

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016

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

Large Accelerated Filer ☒	Accelerated Filer ☐	Nonaccelerated Filer ☐	Smaller Reporting Company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒.
The aggregate market value of the registrant’s common stock held by non-affiliates was $776,843,000 on June 30, 2016, based on the closing sales price of a share of the registrant’s common stock, $.10 par value (the “Common Stock”), as reported on the NYSE MKT LLC, on such date.
The number of shares of the registrant’s Common Stock outstanding as of February 17, 2017, was 15,151,121 shares.
DOCUMENTS INCORPORATED BY REFERENCE
 Portions of the registrant’s definitive Proxy Statement relating to its 2017 Annual Meeting of stockholders, to be held on May 8, 2017, are incorporated by reference into Part III of this Form 10-K where indicated.

TOMPKINS FINANCIAL CORPORATION

Annual Report on Form 10-K
For the Fiscal Year Ended December 31, 2016

PART I

Item 1. Business

The disclosures set forth in this Item 1. Business are qualified by the section captioned “Forward-Looking Statements” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Report and other cautionary statements set forth elsewhere in this Report.

General

Tompkins Financial Corporation (“Tompkins” or the “Company”) is headquartered in Ithaca, New York and is registered as a Financial Holding Company with the Federal Reserve Board under the Bank Holding Company Act of 1956, as amended. The Company is a locally oriented, community-based financial services organization that offers a full array of products and services, including commercial and consumer banking, leasing, trust and investment management, financial planning and wealth management, and insurance. At December 31, 2016, the Company’s subsidiaries included: four wholly-owned banking subsidiaries, Tompkins Trust Company (the “Trust Company”), The Bank of Castile (DBA Tompkins Bank of Castile), Mahopac Bank (DBA Tompkins Mahopac Bank), VIST Bank (DBA Tompkins VIST Bank); and a wholly-owned insurance agency subsidiary, Tompkins Insurance Agencies, Inc. (“Tompkins Insurance”). The Trust Company provides a full array of trust and investment services under the Tompkins Financial Advisors brand, including investment management, trust and estate, financial and tax planning as well as life, disability and long-term care insurance services. The Company’s principal offices are located at The Commons, Ithaca, New York, 14851, and its telephone number is (888) 503-5753. The Company’s common stock is traded on the NYSE MKT LLC under the Symbol “TMP.”

Tompkins was organized in 1995, under the laws of the State of New York, as a bank holding company for the Trust Company, a commercial bank that has operated in Ithaca, New York and surrounding communities since 1836. Information relating to revenues, profit and loss, and total assets for the Company’s three business segments - banking, insurance, and wealth management - is incorporated herein by reference to “Note 22 - Segment and Related Information” in the Notes to Consolidated Financial Statements in Part II, Item 8. of this Report.

The Company’s strategic initiatives include diversification within its markets, growth of its fee-based businesses, and growth internally and through acquisitions of financial institutions, branches, and financial services businesses. As such, the Company has acquired, and from time to time considers acquiring, banks, thrift institutions, branch offices of banks or thrift institutions, or other businesses within markets currently served by the Company or in other locations that would complement the Company’s business or its geographic reach. The Company generally targets merger or acquisition partners that are culturally similar and have experienced management and possess either significant market presence or have potential for improved profitability through financial management, economies of scale and expanded services. The Company has pursued acquisition opportunities in the past, and continues to review new opportunities.  The Company's most recent material acquisition was its 2012 acquisition of VIST Financial, a financial holding company headquartered in Wyomissing, Pennsylvania, and parent to VIST Bank, VIST Insurance, LLC ("VIST Insurance"), and VIST Capital Management, LLC ("VIST Capital Management").
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

Banking services consist primarily of attracting deposits from the areas served by the Company’s four banking subsidiaries’ 65 banking offices (45 offices in New York and 21 offices in Pennsylvania), and using those deposits to originate a variety of commercial loans, agricultural loans, consumer loans, real estate loans, and leases in those same areas. The Company’s lending function is managed within the guidelines of a comprehensive Board-approved lending policy. Policies and procedures are reviewed on a regular basis. Reporting systems are in place to provide management with ongoing information related to loan production, loan quality, concentrations of credit, loan delinquencies and nonperforming and potential problem loans. The Company has an independent third party loan review process that reviews and validates the risk identification and assessment made by the lenders and credit personnel. The results of these reviews are presented to the Board of Directors of each of the Company’s banking subsidiaries, and the Company’s Audit Committee.

The Company’s principal expenses are interest on deposits, interest on borrowings, and operating and general administrative expenses, as well as provisions for loan and lease losses. Funding sources, other than deposits, include borrowings, securities sold under agreements to repurchase, and cash flow from lending and investing activities. The Company’s principal source of income is interest income on loans and securities.

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

The Company has operated its insurance agency subsidiary, Tompkins Insurance Agencies Inc., since 2001. Insurance services include property and casualty insurance, employee benefit consulting, life, long-term care and disability insurance. Tompkins Insurance is headquartered in Batavia, New York. Over the years, Tompkins Insurance has acquired smaller insurance agencies in the market areas served by the Company’s banking subsidiaries and successfully consolidated them into Tompkins Insurance. The VIST Financial acquisition in 2012, which included VIST Insurance, nearly doubled the Company’s annual insurance revenues. Tompkins Insurance offers services to customers of the Company’s banking subsidiaries by sharing offices with Tompkins Bank of Castile, the Trust Company, and Tompkins VIST Bank. In addition to these shared offices, Tompkins Insurance has six stand-alone offices in Western New York, one stand-alone office in Tompkins County, New York and one stand-alone office in Montgomery County, Pennsylvania.

Wealth management services consist of investment management, trust and estate, financial and tax planning as well as life, disability and long-term care insurance services. Wealth management services are under the trade name Tompkins Financial Advisors. Tompkins Financial Advisors has office locations, and services are available, within all four of the Company’s subsidiary banks.
Subsidiaries

The Company operates four banking subsidiaries, and an insurance agency subsidiary. In addition, the Company also owns 100% of the common stock of Tompkins Capital Trust I, Sleepy Hollow Capital Trust I, Leesport Capital Trust II, and Madison Statutory Trust I. The Company’s banking subsidiaries operate 65 offices, including 2 limited-service offices, with 45 banking offices located in New York and 21 banking offices located in southeastern Pennsylvania. The decision to operate as four locally managed community banks reflects management’s commitment to community banking as a business strategy. For Tompkins, personal delivery of high quality services, a commitment to the communities in which we operate, and the convergence of a single-source financial service provider characterize management’s community banking approach. The combined resources of the Tompkins organization provide increased capacity for growth and the greater capital resources necessary to make investments in technology and services. Tompkins has a comprehensive suite of products and services in the markets served by all four banking subsidiaries. These services include trust and investment services, insurance, leasing, card services, Internet banking, and remote deposit services.

Tompkins Trust Company (the “Trust Company”)
The Trust Company is a New York State-chartered commercial bank that has operated in Ithaca, New York and surrounding communities since 1836. The Trust Company provides wealth management services through Tompkins Financial Advisors (“TFA”), a division of Tompkins Trust Company. The Trust Company operates 14 banking offices, including one limited-service banking office in the counties of Tompkins, Cayuga, Cortland, Onondaga and Schuyler, New York. The Trust Company’s largest market area is Tompkins County, which has a population of approximately 104,000. Education plays a significant role in the Tompkins County economy with Cornell University and Ithaca College being two of the county’s major employers. The Trust Company has a full-service office in Cortland, New York and a full-service office in Auburn, New York. Both of these offices are located in counties contiguous to Tompkins County.  In 2016, the Trust Company expanded into Onondaga County, opening its first branch in that county. As of December 31, 2016, the Trust Company had total assets of $2.0 billion, total loans of $1.2 billion and total deposits of $1.5 billion.

Tompkins Bank of Castile
Tompkins Bank of Castile is a New York State-chartered commercial bank and conducts its operations through its 17 banking offices, in towns situated in and around the areas commonly known as the Genesee Valley region of New York State. The main business office for Tompkins Bank of Castile is located in Batavia, New York and is shared with Tompkins Insurance. Tompkins Bank of Castile serves a five-county market, much of which is rural in nature, but also includes Monroe County (population approximately 750,000), where the city of Rochester is located. The population of the counties served by Tompkins Bank of Castile, other than Monroe, is approximately 205,000. As of December 31, 2016, Tompkins Bank of Castile had total assets of $1.4 billion, total loans of $1.0 billion and total deposits of $1.1 billion.

Tompkins Insurance Agencies, Inc. ("Tompkins Insurance")
Tompkins Insurance is headquartered in Batavia, New York. Insurance services include property and casualty insurance, employee benefit consulting, and life, long-term care and disability insurance. Over the past fifteen years, Tompkins Insurance has acquired smaller insurance agencies in the market areas serviced by the Company's banking subsidiaries and successfully consolidated them into Tompkins Insurance. Tompkins Insurance offers services to customers of the Company's banking subsidiaries by sharing offices with Tompkins Bank of Castile, Trust Company, and Tompkins VIST Bank. In addition to these shared offices, Tompkins Insurance has five stand-alone offices in Western New York and two stand-alone offices in Tompkins County, New York and one stand-alone office in Montgomery County, Pennsylvania.

Tompkins Mahopac Bank
Tompkins Mahopac Bank is a New York State-chartered commercial bank that operates 14 banking offices. The 14 banking offices include 5 full-service offices in Putnam County, New York, 3 full-service offices in Dutchess County, New York, and 6 full-service offices in Westchester County, New York.
Putnam County has a population of approximately 100,000 and is about 60 miles north of Manhattan. Dutchess County has a population of approximately 295,000, and Westchester County has a population of approximately 983,000. As of December 31, 2016, Tompkins Mahopac Bank had total assets of $1.3 billion, total loans of $840.0 million and total deposits of $989.6 million.

Tompkins VIST Bank
Tompkins VIST Bank is a full service Pennsylvania State-charted commercial bank that operates 21 banking offices in Pennsylvania, including one limited-service office. The 21 banking offices include 12 offices in Berks County, 6 offices in Montgomery County, 1 office in Philadelphia County, 1 office in Delaware County and 1 office in Schuylkill County. The population of the counties served by Tompkins VIST Bank is Philadelphia 1.6 million, Montgomery 824,000, Delaware 566,000, Berks 416,000 and Schuylkill 143,000. The main office is located in Wyomissing, Pennsylvania. As of December 31, 2016, Tompkins VIST Bank had total assets of $1.6 billion, total loans of $1.1 billion and total deposits of $1.2 billion.
Tompkins Capital Trust I
Tompkins Capital Trust I is a Delaware statutory business trust formed in 2009. In 2009, Tompkins Capital Trust I issued $20.5 million of trust preferred securities and loaned the proceeds to the Company to support business growth and for general corporate purposes. In January 2017, the Company redeemed and cancelled all of these trust preferred securities for a cash payment to holders of $20.5 million.
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

Competition among financial institutions is based upon interest rates offered on deposit accounts, interest rates charged on loans and other credit and service charges, the quality and scope of the services rendered, the convenience of facilities and, in the case of loans to commercial borrowers, relative lending limits. Management believes that a community-based financial organization is better positioned to establish personalized financial relationships with both commercial customers and individual households. The Company’s community commitment and involvement in its primary market areas, as well as its commitment to quality and personalized financial services, are factors that contribute to the Company’s competitiveness. Management believes that each of the Company’s subsidiary banks can compete successfully in its primary market areas by making prudent lending decisions quickly and more efficiently than its competitors, without compromising asset quality or profitability. In addition, the Company focuses on providing unparalleled customer service, which includes offering a strong suite of products and services. Although management feels that this business model has caused the Company to grow its customer base in recent years and allows it to compete effectively in the markets it serves, we cannot assure you that such factors will assure success.
Supervision and Regulation

Regulatory Agencies
As a registered financial holding company, the Company is regulated under the Bank Holding Company Act of 1956 as amended (“BHC Act”), and is subject to examination and comprehensive regulation by the Federal Reserve Board (“FRB”). The Company is also subject to the jurisdiction of the Securities and Exchange Commission (“SEC”) and is subject to disclosure and regulatory requirements under the Securities Act of 1933, as amended (the “Securities Act”), and the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Company's activities are also subject to regulation under the Federal Reserve Act, the Federal Deposit Insurance Act, the Dodd-Frank Act, the Truth-in-Lending Act (which governs disclosures of credit terms to consumer borrowers), the Truth-in-Savings Act, the Equal Credit Opportunity Act, the Fair Credit Reporting Act (which governs the manner in which consumer debts may be collected by collection agencies), the Home Mortgage Disclosure Act (which requires financial institutions to provide certain information about home mortgage and refinanced loans), the Servicemembers Civil Relief Act, Section 5 of the Federal Trade Commission Act (which prohibits unfair or deceptive acts and practices in or affecting commerce), the Real Estate Settlement Procedures Act, and the Electronic Funds Transfer Act, as well as other federal, state and local laws. The Company’s common stock is traded on the NYSE MKT LLC under the Symbol “TMP” and as a result the Company is subject to the rules of the NYSE MKT LLC for listed companies.

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
Federal Home Loan Bank System
The Company’s banking subsidiaries are also members of the Federal Home Loan Bank (“FHLB”), which provides a central credit facility primarily for member institutions for home mortgage and neighborhood lending. The Company’s banking subsidiaries are subject to the rules and requirements of the FHLB, including the requirement to acquire and hold shares of capital stock in the FHLB in an amount at least equal to the sum of 0.35% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, up to a maximum of $25.0 million. The Company’s banking subsidiaries were in compliance with FHLB rules and requirements as of December 31, 2016.

Regulatory Reform
The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), which was enacted in July 2010, significantly changed the financial regulatory landscape in the United States. The Dodd-Frank Act was designed to enhance supervisory oversight and strengthen the regulation of the financial services industry. These regulations have increased, and will continue to increase, the Company's compliance costs, and they have negatively impacted the Company's revenues; however, because the Company has total consolidated assets of less than $10 billion, it is exempt from certain provisions of the Dodd-Frank Act which pertain only to larger institutions.
The Dodd-Frank Act broadened the base for FDIC insurance assessment, as discussed in greater detail below. The legislation also contained provisions impacting publicly-traded companies generally, such as requirements that companies give shareholders a non-binding vote on executive compensation and “golden parachute” payments, and include numerous additional compensation-related disclosures in their proxy materials. As required by the Dodd-Frank Act, the FRB and other federal banking regulators promulgated rules prohibiting excessive compensation paid to bank holding company executives, regardless of whether the company is publicly traded. The Dodd-Frank Act established a new Bureau of Consumer Financial Protection (“CFPB”) with broad powers to supervise and enforce consumer protection laws. The CFPB has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions, including the authority to prohibit “unfair, deceptive or abusive” acts and practices. The CFPB has examination and enforcement authority over all banks and savings institutions with more than $10 billion in assets. The Company and its subsidiaries are required to comply with the rules of the CFPB; however, these rules are enforced by our primary regulators, the FRB and the FDIC, not the CFPB.

The Dodd-Frank Act requires that any interchange transaction fee charged for a debit transaction be reasonable and proportional to the cost incurred by the issuer for the transaction. FRB regulations mandated by the Dodd-Frank Act limit interchange fees on debit cards to a maximum of 21 cents per transaction plus 5 basis points of the transaction amount. Issuers that, together with their affiliates, have less than $10 billion in assets, such as the Company, are exempt from the debit card interchange fee standards. However, FRB regulations prohibit all card issuers, including the Company and its banking subsidiaries, from restricting the number of networks over which electronic debit transactions may be processed to fewer than two unaffiliated networks, or inhibiting a merchant's ability to direct the routing of the electronic debit transaction over any network that the card issuer has enabled to process them.

The Dodd-Frank Act also required the federal financial regulatory agencies to adopt rules that prohibit banks and their affiliates from engaging in proprietary trading and investing in and sponsoring certain unregistered investment companies (defined as hedge funds and private equity funds). The statutory provision is commonly called the “Volcker Rule.” The Company has outstanding investments of approximately $1.1 million in covered funds. Compliance with the Volcker Rule requires that the Company divest its interest in these funds. The original deadline for compliance was July 21, 2015, but the FRB has extended the compliance deadline through July 21, 2017 for certain legacy investments, including the Company's investments in these covered funds. The Company currently has an application pending with the FRB which seeks an extended transition period for compliance which, if granted, would allow us up to five years to identify a suitable buyer for our original $600,000 investment in two of these funds (the "Eligible Funds"). Our third investment, in the original amount of $500,000, is not eligible for an extended transition period and we are currently required to divest our interest in this fund prior to July 21, 2017. Similarly, if our application for an extended transition period is not approved, we will also need to divest our interest in this $600,000 investment in the Eligible Funds prior to July 21, 2017. The Volcker Rule has not had, and is not expected to have, a material effect on the Company.
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

To maintain financial holding company status, a financial holding company and all of its depository institution subsidiaries must be “well capitalized” and “well managed.” A depository institution subsidiary is considered to be “well capitalized” if it satisfies the requirements for this status discussed in the section captioned “Capital Adequacy and Prompt Corrective Action,” below. A depository institution subsidiary is considered “well managed” if it received a composite rating and management rating of at least “satisfactory” in its most recent examination. A financial holding company’s status will also depend upon it maintaining its status as “well capitalized” and “well managed” under applicable FRB regulations. If a financial holding company ceases to meet these capital and management requirements, the FRB’s regulations provide that the financial holding company must enter into an agreement with the FRB to comply with all applicable capital and management requirements. Until the financial holding company returns to compliance, the FRB may impose limitations or conditions on the conduct of its activities, and the company may not commence any of the broader financial activities permissible for financial holding companies or acquire a company engaged in such financial activities without prior approval of the FRB. If the company does not return to compliance within 180 days, the FRB may require divestiture of the holding company’s depository institutions. Bank holding companies and banks must also be both well capitalized and well managed in order to acquire banks located outside their home state.
In order for a financial holding company to commence any new activity permitted by the BHC Act or to acquire a company engaged in any new activity permitted by the BHC Act, each insured depository institution subsidiary of the financial holding company must have received a rating of at least “satisfactory” in its most recent examination under the Community Reinvestment Act (“CRA”). See the section captioned “Community Reinvestment Act”, below.
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

FRB regulations provide that dividends shall not be paid except out of current earnings and unless the prospective rate of earnings retention by the Company appears consistent with its capital needs, asset quality, and overall financial condition. Tompkins’ primary source of funds to pay dividends on its common stock is dividends from its subsidiary banks. The subsidiary banks are subject to regulations that limit the dividends that they may pay to Tompkins. Member banks may not declare or pay a dividend during the current calendar year that exceeds the sum of the bank's net income during the current calendar year and the retained net income of the prior two calendar years, unless approved by the pertinent regulatory agencies.

Transactions with Affiliates and Other Related Parties
There are Federal laws and regulations that govern transactions between the Company’s non-bank subsidiaries and its banking subsidiaries, including Sections 23A and 23B of the Federal Reserve Act and related regulations. These laws establish certain quantitative limits and other prudent requirements for loans, purchases of assets, and certain other transactions between a member bank and its affiliates. In general, transactions between the Company’s banking subsidiaries and its non-bank subsidiaries must be on terms and conditions, including credit standards, that are substantially the same or at least as favorable to the banking subsidiaries as those prevailing at the time for comparable transactions involving non-affiliated companies. The Dodd-Frank Act significantly expanded the coverage and scope of the limitations on affiliate transactions within a banking organization.
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

Mergers and Acquisitions
The BHC Act, the Bank Merger Act, the Change in Bank Control Act and other federal and state statutes regulate acquisitions of interests in commercial banks. The BHC Act requires the prior approval of the FRB for the direct or indirect acquisition by a bank holding company of more than 5.0% of the voting shares of a commercial bank or its parent holding company. Under the Bank Merger Act, the prior approval of the FRB or other appropriate bank regulatory authority is required for a member bank to merge with another bank or purchase the assets or assume the deposits of another bank. In reviewing applications seeking approval of merger and acquisition transactions, the bank regulatory authorities will consider, among other things, the competitive effect and public benefits of the transactions, the capital position of the combined organization, the risks to the stability of the U.S. banking or financial system, the applicant’s performance record under the CRA (see the section captioned “Community Reinvestment Act” included elsewhere in this item) and fair housing laws and the effectiveness of the subject organizations in combating money laundering activities.

Support of Subsidiary Banks
The Dodd-Frank Act codified the FRB’s longstanding policy of requiring bank holding companies to act as a source of financial and managerial strength to their subsidiary banks. Under this requirement, Tompkins is expected to commit resources to support its banking subsidiaries, including at times when it may not be advantageous for Tompkins to do so. Any capital loans by a bank holding company to any of its subsidiary banks are subordinated in right of payment to deposits and to certain other indebtedness of such subsidiary banks. In the event of a bank holding company’s bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank will be assumed by the bankruptcy trustee and entitled to priority of payment.
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

Capital Adequacy and Prompt Corrective Action
2016 was the second year of implementation of the bank capital rules (the “Basel III Capital Rules”) adopted in July 2013 by our primary federal regulator, the FRB. The Basel III Capital Rules were implemented by the FRB in 2013 and established a new comprehensive capital framework for U.S. banking organizations. The rules implemented the Basel Committee’s December 2010 framework known as “Basel III” for strengthening international capital standards as well as certain provisions of the Dodd-Frank Act. The Basel III Capital Rules substantially revised the risk-based capital requirements applicable to bank holding companies and depository institutions, including Tompkins, compared to the existing U.S. risk-based capital rules. The Basel III Capital Rules defined the components of capital and address other issues affecting the numerator in banking institutions’ regulatory capital ratios. The Basel III Capital Rules also addressed risk weights and other issues affecting the denominator in banking institutions’ regulatory capital ratios and replaced the existing risk-weighting approach, which was derived from the Basel I capital accords of the Basel Committee, with a more risk-sensitive approach based, in part, on the standardized approach in the Basel Committee’s 2004 “Basel II” capital accords. The Basel III Capital Rules also implemented the requirements of Section 939A of the Dodd-Frank Act to remove references to credit ratings from the federal banking agencies’ rules. The Basel III Capital Rules became effective for Tompkins on January 1, 2015 (subject to a phase-in period as described below).
The Basel III Capital Rules, among other things, (i) introduced a new capital measure called “Common Equity Tier 1” (“CET1”), (ii) specified that Tier 1 capital consists of CET1 and “Additional Tier 1 capital” instruments meeting specified requirements, (iii) defined CET1 narrowly by requiring that most deductions/adjustments to regulatory capital measures be made to CET1 and not to the other components of capital and (iv) expanded the scope of the deductions/adjustments as compared to existing regulations.

Under the Basel III Capital Rules, the minimum capital ratios, capital conservation buffer and other deductions/adjustments are being phased in as follows:

Basel III Capital- Timeline & Transition Period
Phase-in Schedule
					Full Phase-in
Ratio	2015	2016	2017	2018	2019
Minimum Tier 1 Leverage Capital Ratio	4.0%	4.0%	4.0%	4.0%	4.0%
Minimum Common Equity Tier 1 Risk-based Capital Ratio	4.5%	4.5%	4.5%	4.5%	4.5%
Minimum Tier 1 Risk-based Capital Ratio	6.0%	6.0%	6.0%	6.0%	6.0%
Minimum Total Risk-based Capital Ratio	8.0%	8.0%	8.0%	8.0%	8.0%

Buffer
Capital Conservation Buffer	0.00%	0.63%	1.25%	1.88%	2.50%
Minimum Common Equity Tier 1 Plus Capital Conservation Buffer	4.5%	5.125%	5.75%	6.375%	7.00%
Minimum Tier 1 Capital Plus Capital Conservation Buffer	6.0%	6.625%	7.25%	7.875%	8.50%
Minimum Total Capital Plus Capital Conservation Buffer	8.0%	8.625%	9.25%	9.875%	10.50%

Deductions / Adjustments
Phase-in of certain deductions and adjustments	40%	60%	80%	100%

Beginning January 1, 2016, under the Basel III phase-in rules, the Company became required to maintain a “capital conservation buffer” above the minimum risk-based capital requirements. The capital conservation buffer is exclusively composed of CET1 capital, and as described below, it applies to each of the three risk-based capital ratios, but not the leverage ratio. The implementation of the capital conservation buffer began on January 1, 2016, at the 0.625% level, and is scheduled to increase by 0.625% on each subsequent January 1, until it reaches 2.5% on January 1, 2019. At December 31, 2016, the Company complied with the capital conservation buffer requirement.
When fully phased in on January 1, 2019, the Basel III Capital Rules will require Tompkins to maintain (i) a minimum ratio of CET1 to risk-weighted assets of at least 4.5%, plus a 2.5% capital conservation buffer (which when fully phased in, effectively results in a minimum ratio of CET1 to risk-weighted assets of at least 7.0%), (ii) a minimum ratio of Tier 1 capital to risk-weighted assets of at least 6.0%, plus the capital conservation buffer (which when fully phased in, effectively results in a minimum Tier 1 capital ratio of 8.5%), (iii) a minimum ratio of Total capital (that is, Tier 1 plus Tier 2) to risk-weighted assets of at least 8.0%, plus the capital conservation buffer (which when fully phased in, effectively results in a minimum total capital ratio of 10.5%) and (iv) a minimum leverage ratio of 4.0%, calculated as the ratio of Tier 1 capital to average assets.
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
The Basel III Capital Rules also provide for a “countercyclical capital buffer” that is applicable to only certain covered institutions and is not expected to apply to Tompkins for the foreseeable future.
The Basel III Capital Rules imposed stricter regulatory capital deductions from and adjustments to capital, with most deductions and adjustments taken against CET1 capital. These include, for example, the requirement that (i) mortgage servicing assets, net of associated deferred tax liabilities; (ii) deferred tax assets, which cannot be realized through net operating loss carrybacks, net of any relative valuation allowances and net of deferred tax liabilities; and (iii) significant investments (i.e. 10% or greater ownership) in unconsolidated financial institutions be deducted from CET1 to the extent that any one such category exceeds 10% of CET1 or all such categories in the aggregate exceed 15% of CET1. Under the Basel III Capital Rules, the effect of certain accumulated other comprehensive items are not excluded, which could result in significant variations in the level of capital depending upon the impact of interest rate fluctuations on the fair value of the Company’s securities portfolio. Contained within the rule was a one-time option to permanently opt-out of the inclusion of accumulated other comprehensive income in the capital calculation based upon asset size. Tompkins decided to opt out of this requirement in January 2015.
The Basel III Capital Rules also required the phase-out of certain hybrid securities, such as trust preferred securities, as Tier 1 capital of bank holding companies in equal installments between 2013 and 2016. Trust preferred securities no longer included in Tier 1 capital may nonetheless be included as a component of Tier 2 capital. However, because the trust preferred securities of Tompkins were issued prior to May 19, 2010, and because Tompkins’ total consolidated assets were less than $15.0 billion as of December 31, 2009, our trust preferred securities are permanently grandfathered under the final rule and may continue to be included as Tier 1 capital.

Implementation of the deductions and other adjustments to CET1 began on January 1, 2015. The deductions are being phased-in over a four-year period (beginning at 40% on January 1, 2015 and an additional 20% per year thereafter).
In addition, the Basel III Capital Rules provide more advantageous risk weights for derivatives and repurchase-style transactions cleared through a qualifying central counterparty and increase the scope of eligible guarantors and eligible collateral for purposes of credit risk mitigation.

The Standardized Approach Proposal expands the risk-weighting categories from the current four Basel I-derived categories (0%, 20%, 50% and 100%) to a much larger and more risk-sensitive number of categories, depending on the nature of the assets, generally ranging from 0% for U.S. government and agency securities, to 600% for certain equity exposures, and resulting in higher risk weights for a variety of asset categories, including many residential mortgages and certain commercial real estate loans. Specifics include, among other things:

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

With respect to the Company’s banking subsidiaries, the Basel III Capital Rules revised the “prompt corrective action” (“PCA”) regulations adopted pursuant to Section 38 of the FDIA, by: (i) introducing a CET1 ratio requirement at each PCA category (other than critically undercapitalized), with the required CET1 ratio being 6.5% for well-capitalized status; (ii) increasing the minimum Tier 1 capital ratio requirement for each category, with the minimum Tier 1 capital ratio for well-capitalized status being 8% (as compared to 6%); and (iii) eliminating the provision that permitted a bank with a composite supervisory rating of 1 and a 3% leverage ratio to be considered adequately capitalized. The Basel III Capital Rules did not change the total risk-based capital requirement for any PCA category.
The Company is in compliance, and management believes that the Company will continue to be in compliance, with the targeted capital ratios as such requirements are phased in.
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

FDIC insurance expense totaled $3.0 million, $3.0 million and $2.9 million in 2016, 2015 and 2014, respectively. FDIC insurance expense includes deposit insurance assessments, assessments related to participation in the Temporary Liquidity Guaranty Program (“TLGP”) program, and Financing Corporation (“FICO”) assessments related to outstanding FICO bonds. FICO is a mixed-ownership government corporation established by the Competitive Equality Banking Act of 1987 whose sole purpose was to function as a financing vehicle for the now defunct Federal Savings & Loan Insurance Corporation.

Depositor Preference
The Federal Deposit Insurance Act provides that, in the event of the “liquidation or other resolution” of an insured depository institution, such as the Company’s subsidiary banks, the claims of depositors of the institution, including the claims of the FDIC, as subrogee of the insured depositors, and certain claims for administrative expenses of the FDIC as receiver, will have priority over other general unsecured claims against the institution. If an insured depository institution fails, insured and uninsured depositors, along with the FDIC, will have priority in payment ahead of unsecured, non-deposit creditors, including the parent bank holding company, with respect to any extensions of credit they have made to such insured depository institutions.

Community Reinvestment Act
The Company’s subsidiary banks are subject to the CRA and to certain fair lending and reporting requirements that relate to home mortgage lending. The CRA requires the federal banking regulators to assess the record of a financial institution in meeting the credit needs of the local communities, including low-and moderate-income neighborhoods, consistent with the safe and sound operation of the bank. The federal agencies consider an institution’s performance under the CRA in evaluating applications for mergers and acquisitions, and new offices. The ratings assigned by the federal agencies are publicly disclosed. As of December 31, 2016 the Company’s subsidiary banks all had ratings of satisfactory or better.
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

Anti-Money Laundering and the USA Patriot Act
The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (“USA Patriot Act”), the Bank Secrecy Act, the Money Laundering Control Act, and other federal laws, collectively impose obligations on all financial institutions, including the Company, to implement policies, procedures and controls which are reasonably designed to detect and report instances of money laundering and the financing of terrorism. Failure of a financial institution to maintain and implement adequate programs to combat money laundering and terrorist financing, or to comply with all of the relevant laws or regulations, could have serious legal and reputational consequences for the institution, including causing applicable bank regulatory authorities not to approve merger or acquisition transactions when regulatory approval is required or to prohibit such transactions even if approval is not required.

Financial Privacy
In accordance with the Gramm-Leach-Bliley Act of 1999, federal banking regulators adopted rules that limit the ability of banks and other financial institutions to disclose non-public information about consumers to non-affiliated third parties. These limitations require disclosure of privacy policies to consumers and, in some circumstances, allow consumers to prevent disclosure of certain personal information to a non-affiliated third party. These provisions affect, among other things, how consumer information is transmitted through diversified financial companies and conveyed to outside vendors.
Office of Foreign Assets Control Regulation
The United States has imposed economic sanctions that affect transactions with designated foreign countries, nationals and others. These are known as the “OFAC” rules based on their administration by the U.S. Treasury Department Office of Foreign Assets Control (“OFAC”). The OFAC-administered sanctions take many forms. Generally, however, they include restrictions on trade with or investment in a sanctioned country and a blocking of assets in which the government or specially designated nationals of the sanctioned country have an interest.
Environmental Regulations
Properties owned by the Company's borrowers may contain environmental hazards. The cost of clean-up required by applicable federal and state laws may materially impair the value of these properties, resulting in a corresponding decrease in the value of the borrower's assets. When such properties are taken as collateral for a loan, the Company's collateral position is weakened. Further, if the Company forecloses on contaminated property or is deemed to become involved in the management of the borrower, the Company could become directly liable for clean-up costs. The Company mitigates this risk by requiring environmental examinations and tests on certain properties which are deemed to present a higher risk for potential contamination. The Company is not currently aware of any facts or circumstances relating to contaminated properties which are likely to have a material adverse impact on the Company's financial condition or results of operations.
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

On January 10, 2013, the CFPB issued a final rule implementing the ability-to-repay and qualified mortgage provisions of the Truth in Lending Act, as amended by the Dodd-Frank Act (the “QM Rule”). The QM Rule provides that a lender making a special type of loan, known as a “Qualified Mortgage”, is entitled to presume that the loan complies with the “ability to repay” safe harbor requirements. The QM Rule establishes different types of Qualified Mortgages, generally identified as loans with restrictions on loan features, limits or fees being charged and underwriting requirements.
Cybersecurity
Federal banking regulators issued several statements in 2015 advising banking institutions regarding steps they should be taking to prevent and address cybersecurity issues. In March 2015, federal banking regulators issued two related statements regarding cybersecurity. One statement indicated that financial institutions should design multiple layers of security controls to establish several lines of defense and to ensure that their risk management processes also address the risk posed by compromised customer credentials, including security measures to reliably authenticate customers accessing the financial institution’s Internet-based services of the financial institution. The other statement indicated that a financial institution’s management is expected to maintain sufficient business continuity planning processes to ensure the rapid recovery, resumption and maintenance of the institution’s operations after a cyber-attack involving destructive malware. The statement further indicated that financial institutions should develop appropriate processes to enable recovery of data and business operations and address rebuilding network capabilities and restoring data if the institution or its critical service providers fall victim to this type of cyber-attack. If we fail to observe the regulatory guidance, we could be subject to various regulatory sanctions, including financial penalties. Finally, in November 2015, federal banking regulators issued a statement alerting financial institutions to the increasing frequency and severity of cyber attacks involving extortion. The statement indicated that financial institutions should address this threat by developing and implementing effective programs to ensure the institutions are able to identify, protect, detect, respond to, and recover from these types of attacks.
In 2016, the NYSDFS adopted a set of rules entitled “Cybersecurity Requirements for Financial Services Companies”, which become effective March 1, 2017, subject to a full phase-in over the following two years. This NYSDFS rule requires financial services companies, including Tompkins, to maintain a maintain a cybersecurity program designed to protect the confidentiality, integrity and availability of the company’s information systems, establish cybersecurity policies and procedures, identify persons responsible for implementing and enforcing the cybersecurity program and cybersecurity policies and procedures, and conduct periodic risk assessments of its information systems.
In the ordinary course of business, Tompkins relies on electronic communications and information systems to conduct our operations and to store, process, or transmit sensitive data. Tompkins employs an in-depth, layered, defensive approach that leverages people, processes and technology to manage and maintain cybersecurity controls. Tompkins employs a variety of preventative and detective tools to monitor, block, and provide alerts regarding suspicious activity, as well as to report on any suspected advanced persistent threats. Notwithstanding the strength of our defensive measures, the threat from cyber-attacks is severe, attacks are sophisticated and increasing in volume, and attackers respond rapidly to changes in defensive measures. While to date, Tompkins has not experienced a significant compromise, significant data loss or any material financial losses related to cybersecurity attacks, our systems and those of our customers and third-party service providers are under constant threat and it is possible that we could experience a significant event in the future. Risks and exposures related to cybersecurity attacks are expected to remain high for the foreseeable future due to the rapidly evolving nature and sophistication of these threats, as well as due to the expanding use of Internet banking, mobile banking and other technology-based products and services by us and our customers. See Item 1A. Risk Factors for a further discussion of risks related to cybersecurity.

Incentive Compensation
The Dodd-Frank Act required the federal bank regulatory agencies and the SEC to establish joint regulations or guidelines prohibiting incentive-based payment arrangements at specified regulated entities, such as the Company, having at least $1 billion in total assets that encourage inappropriate risks by providing an executive officer, employee, director or principal shareholder with excessive compensation, fees, or benefits or that could lead to material financial loss to the entity. In addition, these regulators must establish regulations or guidelines requiring enhanced disclosure to regulators of incentive-based compensation arrangements. The agencies proposed such regulations in May 2016. If these or other regulations are adopted in a form similar to that initially proposed, they will impose limitations on the manner in which the Company may structure compensation for its executives. Given the uncertainty at this time whether or when a final rule will be adopted, management cannot determine the potential impact on the Company.

Additionally, in 2010, the FRB, OCC and FDIC issued comprehensive final guidance on incentive compensation policies intended to ensure that the incentive compensation policies of banking organizations do not undermine the safety and soundness of such organizations by encouraging excessive risk-taking. The guidance, which covers all employees that have the ability to materially affect the risk profile of an organization, either individually or as part of a group, is based upon the key principles that a banking organization’s incentive compensation arrangements should (i) provide incentives that do not encourage risk-taking beyond the organization’s ability to effectively identify and manage risks, (ii) be compatible with effective internal controls and risk management, and (iii) be supported by strong corporate governance, including active and effective oversight by the organization’s board of directors. Management believes the current and past compensation practices of the Company do not encourage excessive risk taking or undermine the safety and soundness of the organization.

The FRB reviews, as part of the regular, risk-focused examination process, the incentive compensation arrangements of banking organizations, such as the Company, that are not “large, complex banking organizations.” These reviews are tailored to each organization based on the scope and complexity of the organization’s activities and the prevalence of incentive compensation arrangements. The findings of the supervisory initiatives are included in reports of examination. Deficiencies are incorporated into the organization’s supervisory ratings, which can affect the organization’s ability to make acquisitions and take other actions. Enforcement actions may be taken against a banking organization if its incentive compensation arrangements, or related risk-management control or governance processes, pose a risk to the organization’s safety and soundness and the organization is not taking prompt and effective measures to correct the deficiencies.

In 2016, the NYSDFS issued “Guidance on Incentive Compensation Arrangements,” directing all New York state regulated banks (including the Trust Company, Tompkins Bank of Castile, and Tompkins Mahopac Bank) to ensure that any employee incentive arrangements do not encourage inappropriate corporate practices. Under this guidance, incentive compensation based on employee performance indicators may only be paid if the bank has effective risk management, oversight and control systems in place. Incentive compensation plans must also be structured to balance risk and reward in a manner which does not encourage imprudent risk-taking, and must be supported by robust corporate governance (including effective Board oversight) and risk management processes and internal controls.

Other Legislative Initiatives
From time to time, various legislative and regulatory initiatives are introduced in Congress and state legislatures, as well as by regulatory authorities. These initiatives may include proposals to expand or contract the powers of bank holding companies and depository institutions, proposals to change the financial institution regulatory environment, or proposals that affect public companies generally. Such legislation could change banking laws and the operating environment of Tompkins in substantial, but unpredictable ways. We cannot predict whether any such legislation will be enacted, and, if enacted, the effect that it, or any implementing regulations would have on our financial condition or results of operations.

Employees

At December 31, 2016, the Company had 1,046 employees, approximately 115 of whom were part-time. No employees are covered by a collective bargaining agreement and the Company believes its employee relations are excellent.

Available Information

The Company maintains a website at www.tompkinsfinancial.com. The Company makes available free of charge through its website its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, its proxy statements related to its shareholders’ meetings, and amendments to these reports or statements, filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after the Company electronically files such material with, or furnishes such material to, the SEC. Copies of these reports are also available at no charge to any person who requests them, with such requests directed to Tompkins Financial Corporation, Investor Relations Department, The Commons, Ithaca, New York 14851, telephone no. (888) 503-5753. Materials that the Company files with the SEC may be read and copied at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. This information may also be obtained by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet website that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at www.sec.gov. The information contained on the Company's website is provided for the information of the reader and it is not intended to be active links. The Company is not including the information contained on the Company’s website as a part of, or incorporating it by reference into, this Annual Report on Form 10-K, or into any other report filed with or furnished to the SEC by the Company.

Item 1A. Risk Factors

Our Company's success is dependent on management's ability to identify and manage the risks inherent in our financial services business. These risks include credit risk, market risk, liquidity risk, operational risk, model risk, compliance and legal risk, and strategic and reputation risk. We list below the material risk factors we face. Any of these risks, could result in a material adverse impact on our business, operating results, financial condition, liquidity, and cash flow, or may cause our results to vary materially from recent results, or the results implied by any forward-looking statements made by us.

Risks Related to the Company’s Business

The Company is subject to increased business risk because the Company has a significant concentration of commercial real estate and commercial business loans, repayment of which is often dependent on the cash flows of the borrower.
The Company offers different types of commercial loans to a variety of businesses. Real estate lending is generally considered to be collateral based lending with loan amounts based on predetermined loan to collateral values. As such, declines in real estate valuations in the Company’s market area would lower the value of the collateral securing these loans. The Company’s commercial business loans are made based primarily on the cash flow and creditworthiness of the borrower and secondarily on the underlying collateral provided by the borrower, with liquidation of the underlying real estate collateral being viewed as the primary source of repayment in the event of borrower default. The borrowers’ cash flow may be difficult to predict, and collateral securing these loans may fluctuate in value. Although commercial business loans are often collateralized by equipment, inventory, accounts receivable, or other business assets, the liquidation of collateral in the event of default is often an insufficient source of repayment. As of December 31, 2016, commercial and commercial real estate loans totaled $3.0 billion or 69.6% of total loans.

The Company’s agricultural loans are often dependent upon the health of the agricultural industry in the location of the borrower, and the ability of the borrower to repay may be affected by many factors outside of the borrower’s control.
As part of the Company’s commercial business lending activities, the Company originates agricultural loans, consisting of agricultural real estate loans and agricultural operating loans. As of December 31, 2016, $221.0 million or 5.2% of the Company’s total loan portfolio consisted of agriculturally-related loans, including $102.8 million in agricultural real estate loans and $118.2 million in agricultural operating loans. Payments on agricultural loans are dependent on the profitable operation or management of the related farm property. The success of the farm may be affected by many factors outside the control of the borrower, including adverse weather conditions that prevent the planting of a crop or limit crop yields (such as hail, drought and floods), loss of livestock due to disease or other factors, declines in market prices for agricultural products and the impact of governmental regulations and subsidies (including changes in price supports and environmental regulations). Many farms are dependent upon a limited number of key individuals whose injury or death may significantly affect the successful operation of the farm. If the cash flow from a farming operation is diminished, the borrower’s ability to repay the loan may be impaired. While agricultural operating loans are generally secured by a blanket lien on the farm’s operating assets, any repossessed collateral in respect of a defaulted loan may not provide an adequate source of repayment of the outstanding balance.

Declines in asset values may result in impairment charges and may adversely affect the value of the Company’s results of operations, financial condition and cash flows.
A majority of the Company’s investment portfolio is comprised of securities which are collateralized by residential mortgages. These residential mortgage-backed securities include securities of U.S. government agencies, U.S. government-sponsored entities, and private-label collateralized mortgage obligations. The Company’s securities portfolio also includes obligations of U.S. government-sponsored entities, obligations of states and political subdivisions thereof, U.S. corporate debt securities and equity securities. A more detailed discussion of the investment portfolio, including types of securities held, the carrying and fair values, and contractual maturities is provided in the Notes to Consolidated Financial Statements in Part II, Item 8 of this Report. The fair value of investments may be affected by factors other than the underlying performance of the issuer or composition of the obligations themselves, such as rating downgrades, adverse changes in the business climate and a lack of liquidity for resale of certain investment securities. The Company periodically, but not less than quarterly, evaluates investments and other assets for impairment indicators in accordance with U.S. generally accepted accounting principles. A decline in the fair value of the securities in our investment portfolio could result in an other-than temporary impairment (“OTTI”) write-down that would reduce our earnings. Further, given the significant judgments involved, if we are incorrect in our assessment of OTTI, this error could have a material adverse effect on our results of operation, financial condition, and cash flows.

A decline in the value of our goodwill and other intangible assets could adversely affect our financial condition and results of operations.
As of December 31, 2016, the Company had $104.0 million of goodwill and other intangible assets. The Company is required to test its goodwill and intangible assets for impairment on a periodic basis. A significant decline in the Company’s expected future cash flows, a significant adverse change in business climate, slower growth rates or a significant and sustained decline in the price of the Company’s common stock, may necessitate our taking charges in the future related to the impairment of the Company’s goodwill and intangible assets. If we make an impairment determination in a future reporting period, the Company’s earnings and the book value of these intangible assets would be reduced by the amount of the impairment. Further, a goodwill impairment charge could significantly restrict the ability of our banking subsidiaries to make dividend payments to us without prior regulatory approval, which could have a material adverse effect on our financial condition and results of operations.

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

There are 11 branches of the FHLB, including New York and Pittsburgh. The FHLBNY and the FHLBPITT are jointly and severally liable along with the other Federal Home Loan Banks for the consolidated obligations issued on behalf of the Federal Home Loan Banks through the Office of Finance. Dividends on, redemption of, or repurchase of shares of the FHLBNY’s or FHLBPITT’s capital stock cannot occur unless the principal and interest due on all consolidated obligations have been paid in full. If another Federal Home Loan Bank were to default on its obligation to pay principal or interest on any consolidated obligations, the Federal Home Loan Finance Agency (the “Finance Agency”) may allocate the outstanding liability among one or more of the remaining Federal Home Loan Banks on a pro rata basis or on any other basis the Finance Agency may determine. As a result, the FHLBNY’s or FHLBPITT’s ability to pay dividends on, to redeem, or to repurchase shares of capital stock could be affected by the financial condition of one or more of the other Federal Home Loan Banks. Any such adverse effects on the FHLBNY or FHLBPITT could adversely affect our liquidity, the value of our investment in FHLBNY or FHLBPITT common stock, and could negatively impact our results of operations.
Systemic weakness in the FHLB could result in higher costs of FHLB borrowings, reduced value of FHLB stock, and increased demand for alternative sources of liquidity that are more expensive, such as brokered time deposits, the discount window at the Federal Reserve, or lines of credit with correspondent banks. Any of these scenarios could adversely affect our liquidity, the value of our investment in FHLB common stock and our financial condition.
The Company relies on cash dividends from its subsidiaries to fund its operations, and payment of those dividends could be discontinued at any time.

The Company is a financial holding company whose principal assets and sources of income are its wholly-owned subsidiaries. The Company is a separate and distinct legal entity from its subsidiaries, and therefore the Company relies primarily on dividends from these banking and other subsidiaries to meet its obligations and to provide funds for the payment of dividends to the Company’s shareholders, to the extent declared by the Company’s board of directors. Various federal and state laws and regulations limit the amount of dividends that a bank may pay to its parent company and impose regulatory capital and liquidity requirements on the Company and its banking subsidiaries. Further, as a holding company, the Company’s right to participate in a distribution of assets upon the liquidation or reorganization of a subsidiary is subject to the prior claims of the subsidiary’s creditors (including, in the case of the Company’s banking subsidiaries, the banks’ depositors). If the Company were unable to receive dividends from its subsidiaries it would materially and adversely affects the Company’s liquidity and its ability to service its debt, pay its other obligations, or pay cash dividends on its common stock.

The Company’s business may be adversely affected by conditions in the financial markets and local and national economies.

General economic conditions impact the banking and financial services industry. The Company’s financial performance generally, and in particular, the ability of borrowers to pay interest on and repay the principal of outstanding loans and the value of collateral securing these loans, is highly dependent upon the business environment in the markets where the Company operates. The Company serves numerous market areas within New York State and Pennsylvania, and the Company is dependent on the economic conditions of these two states. Unfavorable or uncertain economic and market conditions could lead to credit quality concerns related to repayment ability and collateral protection as well as reduced demand for the services offered by the Company’s three business segments. In recent years there has been gradual improvement in the U.S. economy as evidenced by a rebound in the housing market, lower unemployment and higher equities markets; however economic growth has been uneven and opinions vary on the strength and direction of the economy.  A downturn in the economy or financial markets could adversely affect the credit quality of the Company’s loan portfolio, results of operations and financial condition.

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
Our business is concentrated in and largely dependent upon the continued growth and welfare of the general geographical markets in which we operate.
Our operations are heavily concentrated in the New York State and to a lesser extent Pennsylvania and, as a result, our financial condition, results of operations and cash flows are significantly impacted by changes in the economic conditions in those areas. Our success depends to a significant extent upon the business activity, population, income levels, deposits and real estate activity in these markets. Although our clients’ business and financial interests may extend well beyond these markets, adverse economic conditions that affect these markets could reduce our growth rate, affect the ability of our clients to repay their loans to us, affect the value of collateral underlying loans and generally affect our financial condition and results of operations. Because of our geographic concentration, we are less able than other regional or national financial institutions to diversify our credit risks across multiple markets. For additional information on our market area, see Part I, Item 1, “Business” of this Report on Form 10-K.
Our insurance agency subsidiary’s commission revenues are based on premiums set by insurers and any decreases in these premium rates could adversely affect our operations and revenues.
Our insurance agency subsidiary, Tompkins Insurance, derives the bulk of its revenue from commissions paid by insurance underwriters on the sale of insurance products to clients. Tompkins Insurance does not determine the insurance premiums on which its commissions are based. Insurance premiums are cyclical in nature and may vary widely based on market conditions. As a result, insurance brokerage revenues and profitability can be volatile. Revenue from insurance commissions and fees could be negatively affected by fluctuations in insurance premiums and other factors beyond the Company’s control, including changes in laws and regulations impacting the healthcare and insurance markets. In addition, there have been and may continue to be various trends in the insurance industry toward alternative insurance markets including, among other things, increased use of self-insurance, captives, and risk retention groups. Even if Tompkins Insurance is able to participate in these activities, it is unlikely to realize revenues and profitability as favorable as those realized from our traditional brokerage activities. We cannot predict the timing or extent of future changes in premiums and thus commissions. As a result, we cannot predict the effect that future premium rates will have on our operations. Decreases in premium rates could adversely affect our operations and revenues.

The Company is subject to fluctuations in interest rates and other market risks, which could materially and adversely affect our earnings, financial condition, and liquidity.
The Company’s earnings, financial condition and liquidity are susceptible to fluctuations in market interest rates. Interest rates are affected by many factors which are outside of our control, including financial regulation, economic/monetary policy, and political conditions, and other factors. Net interest income, which is the difference between interest earned on loans and investments and interest paid on deposits and borrowings, is our primary source of revenue, and could be adversely impacted by fluctuations in interest rates, potentially resulting in losses. Changes in interest rates may have a different effect on the interest earned on our assets than it does on the interest paid on our borrowings or other liabilities. This is because our assets and liabilities reprice at different times and by different amounts as interest rates change. The level of net interest income is dependent upon the volume and mix of interest-earning assets and interest-bearing liabilities, the level of nonperforming assets, and the level and trend of interest rates. Changes in market interest rates will also affect the level of prepayments on the Company’s loans and payments on mortgage-backed securities, resulting in the receipt of proceeds that may be reinvested at a lower rate than the loan or mortgage-backed security being prepaid. Interest rates are highly sensitive to many factors, including: inflation, economic growth, employment levels, monetary policy and international markets. Significant fluctuations in interest rates could have a material adverse effect on the Company’s earnings, financial condition, and liquidity. The Company’s efforts to manage interest rate risk may not be sufficient to prevent these adverse outcomes.
For information about how the Company manages its interest rate risk, refer to Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of this Report.
Our funding sources may prove insufficient to replace deposits and support our future growth.
We must maintain sufficient cash flow and liquid assets to satisfy current and future financial obligations, including demand for loans and deposit withdrawals, funding operating costs, and for other corporate purposes.   As a part of our liquidity management, we use a number of funding sources in addition to core deposit growth and repayments and maturities of loans and investments. As we continue to grow, we are likely to become more dependent on these sources, which may include various short-term and long-term wholesale borrowings, including Federal funds purchased and securities sold under agreements to repurchase, brokered certificates of deposit, proceeds from the sale of loans, and borrowings from the FHLBNY and FHLBPITT and others.   We also maintain available lines of credit with the FHLBNY and FHLBPITT that are secured by loans. Adverse operating results or changes in industry conditions could make it difficult or impossible for us to access these additional funding sources and could make our existing funds more volatile. Our financial flexibility could be materially constrained if we are unable to maintain access to funding or if adequate financing is not available to accommodate future growth at acceptable interest rates. If we are required to rely more heavily on more expensive funding sources to support future growth, our revenues may not increase proportionately to cover our costs. In that case, our operating margins and profitability would be adversely affected. Further, the volatility inherent in some of these funding sources, particularly including brokered deposits, may increase our exposure to liquidity risk. Any interruption in these sources of liquidity when needed could adversely affect our results of operations, financial condition, cash flow or regulatory capital levels. In addition, reduced liquidity could result from circumstances beyond our control, such as general market disruptions or operational problems that affect us or third parties.  Management’s efforts to closely monitor our liquidity position for compliance with internal policies may not be successful or sufficient to deal with dramatic or unanticipated reductions in liquidity.

The Company operates in a highly regulated environment and may be adversely impacted by current or future laws and regulations due to increased compliance costs, potential fines for noncompliance, and restrictions on our ability to offer products or buy or sell businesses.

The Company is subject to extensive state and federal laws and regulations, supervision, and legislation that affect how it conducts its business. The majority of these laws and regulations are for the protection of consumers, depositors and the deposit insurance funds. The regulations influence such things as the Company’s lending practices, capital structure, investment practices, and dividend policy. The Dodd-Frank Act, enacted in July 2010, represented a comprehensive overhaul of the financial services industry in the United States and required federal agencies to implement many new rules. This legislation established the Consumer Financial Protection Bureau ("CFPB"), which has broad authority to regulate the consumer financial products and services we offer. Within the Dodd-Frank Act, the Volcker Rule prohibits banking entities from sponsoring or investing in covered funds, and we are required to divest our interest in such covered funds prior to July 21, 2017. We have requested an extended compliance period for certain of these investments and our application is pending with the Federal Reserve Board. While most of the provisions of the Dodd-Frank Act are now in effect, others are still subject to rules that have yet to be adopted or implemented. Reforms, both under the Dodd-Frank Act and otherwise, have had, and will continue to have, a significant effect on the entire financial services industry. Compliance with these regulations and other initiatives negatively impacts revenue and increases the cost of doing business, both in terms of transition expenses and on an ongoing basis. Any new regulatory requirements or changes to existing requirements could require changes to the Company’s businesses, result in increased compliance costs and affect the profitability of such businesses. Refer to “Supervision and Regulation” in Part I, Item 1 - “Business” of this Report on Form 10‑K for additional information on material laws and regulations impacting the Company’s business.
As discussed above under the “Supervision and Regulation” section, under Basel III and the Dodd-Frank Act the federal banking agencies established stricter risk-based capital requirements and leverage limits to apply to banks and bank holding companies. These requirements, and any additional requirements adopted in the future, could adversely affect the Company’s ability to pay dividends, or could require it to reduce business levels or to raise capital, including in ways that may adversely affect its results of operations or financial condition.

Additionally, banking regulators are authorized to take supervisory actions that may restrict or limit a financial institution's activities. The financial services supervisory environment has become significantly more demanding and restrictive since the financial crisis of 2008. Regulatory restrictions on our activities could adversely affect our costs and revenues, and may impair our ability to execute our strategic plans. In addition, if our regulators identify a compliance failure, we may be assessed a fine, prohibited from completing a strategic acquisition or divestiture, or subject to other actions imposed by the regulatory authorities. The recent regulatory activity and increased scrutiny have resulted, and may continue to result, in increases in our costs of doing business, and could result in decreased revenues and net income, reduce our ability to effectively compete to attract and retain customers, or make it less attractive for us to continue providing certain products and services. Any future changes in federal or state law and regulations, as well as the interpretations and implementations, or modifications or repeals, of such laws and regulations, could have a material adverse effect on our business, financial condition or results of operations.

As an organization focused on building comprehensive relationships with clients, employees and the communities we serve, our reputation is critical to our business, and damage to it could have a material adverse effect on our business and prospects.
Our success as a Company relies on maintaining the value of our brand and our good reputation with our current and potential customers and employees. Through our branding, we communicate to the market about our Company and our product and service offerings. Maintaining a positive reputation is critical to our attracting and retaining clients and employees. Accordingly, reputational damage would likely have a materially adverse impact on our business prospects and our ability to execute on our business strategy. Harm to our reputation can arise from many sources, including regulatory actions or fines, improperly handled conflicts of interest, operating system failures, customer complaints, litigation, actual or perceived employee misconduct, misconduct by our outsourced service providers or other counterparties, or other unethical behavior could all cause harm to our reputation, impair our ability to attract and retain customers, and make it more difficult or expensive to obtain external funding. Negative publicity regarding us or any of our subsidiaries, whether or not accurate, may damage our reputation, which could have a material adverse effect on our assets, business, prospects, financial condition and results of operations.

The Company may be exposed to regulatory sanctions or liability if we do not timely detect and report money laundering or other illegal activities.

We are required to comply with anti-money laundering and anti-terrorism laws. These laws and regulations require us, among things, to enact policies and procedures to confirm the identity of our customers, and to report suspicious transactions to regulatory agencies. These laws and regulations are complex and require costly, sophisticated monitoring systems and qualified personnel. The policies and procedures that we have adopted in order to detect and prevent such illegal transactions may not be successful in eliminating all instances of such transactions. To the extent we fail to fully comply with applicable laws and regulations, we face the possibility of fines or other penalties, such as restrictions on our business activities, and we may also suffer reputational harm, all of which could have a material adverse effect on our business, results of operations and financial condition.
An incorrect interpretation of tax laws and regulations may adversely affect us.

Our tax returns necessarily require an interpretation of applicable state and federal tax codes and regulations, which are complex. Our interpretation may differ from the interpretation of the taxing authority. As we establish a provision for income tax expense, and as we file our tax returns, we make judgments about the application of a complex tax regime to our facts and circumstances, and if these estimates or assumptions are deemed to be incorrect by taxing authorities, our results of operations could be materially impaired.

Our future success is dependent on our ability to compete effectively in a highly competitive industry and market areas.
Competition for commercial banking and other financial services is strong in the Company’s market areas. In one or more aspects of its business, the Company’s subsidiaries compete with other commercial banks, savings and loan associations, credit unions, finance companies, Internet-based financial services companies, mutual funds, insurance companies, brokerage and investment banking companies, and other financial intermediaries. Some of these competitors have substantially greater resources and lending capabilities and may offer services that the Company does not currently provide. In addition, many of the Company’s non-bank competitors are not subject to the same extensive Federal regulations that govern financial holding companies and Federally insured banks. Failure to compete effectively to attract new and retain current customers could adversely affect our growth and profitability, which could have a materially adverse effect on our business, financial condition and results of operations.
Our success depends on our ability to offer our customers an evolving suite of products and services, and we may not be able to effectively manage the risks inherent in the development of financial products and services.

We continually monitor our suite of products and services, and prioritize new offerings based on our determination of customer demand, within regulatory parameters for financial products. We may invest significant time and resources in new products which become obsolete, or do not generate the revenues we had anticipated, or which are ultimately deemed unacceptable by regulatory authorities. As we expand the range and complexity of our products and services, we are exposed to increasingly complex risks, including potential fraud, and our employees and risk management systems may not be adequate to mitigate such risks effectively. Our failure to effectively identify and manage these risks and uncertainties could have a materially adverse effect on our business.
We are dependent on our information technology and telecommunications systems and third-party servicers, and failures, interruptions or breaches of security in these systems could have an adverse effect on our financial condition and results of operations.
In the ordinary course of business we rely on electronic communications and information systems to conduct our operations and to store, process, and/or transmit sensitive data.  Any failure, interruption or breach in security of these systems could result in significant disruption to our operations.  Information security breaches and cybersecurity-related incidents may include attempts to access information, including customer and company information, malicious code, computer viruses and denial of service attacks that could result in unauthorized access, misuse, loss or destruction of data (including confidential customer or employee information), account takeovers, unavailability of service or other events.  These types of threats may derive from human error, fraud or malice on the part of external or internal parties, or may result from accidental technological failure.  Further, to access our products and services our customers may use computers and mobile devices that are beyond our security control systems.  Our technologies, systems, networks and software, and those of other financial institutions have been, and are likely to continue to be, the target of cybersecurity threats and attacks, which may range from uncoordinated individual attempts to sophisticated and targeted measures directed at us.  The risk of a security breach or disruption, particularly through cyber-attack or cyber intrusion, has significantly increased, in part due to the expansion of new technologies, the increased use of the Internet and mobile services, and the increased intensity and sophistication of attempted attacks and intrusions from around the world.

Further, because our information technology and telecommunications systems interface with and depend on third-party systems, we could experience service denials if demand for such services exceeds capacity or such third-party systems fail or experience interruptions. If sustained or repeated, a system failure or service denial could result in a deterioration of our ability to process new and renewal loans, gather deposits and provide customer service, compromise our ability to operate effectively, damage our reputation, result in a loss of customer business and subject us to additional regulatory scrutiny and possible financial liability, any of which could have a material adverse effect on our financial condition and results of operations.
Our business requires the collection and retention of large volumes of sensitive data, which is subject to extensive regulation and oversight and exposes our business to additional risks.
In our ordinary course of business, we collect and retain large volumes of customer data, including personally identifiable information in various information systems that we maintain and in those maintained by third parties with whom we contract to provide data services.  We also maintain important internal Company data such as personally identifiable information about our employees and information relating to our operations.  Our customers and employees have been, and will continue to be, targeted by parties using fraudulent e-mails and other communications in attempts to misappropriate passwords, bank account information or other personal information or to introduce viruses or other malware through "Trojan horse" programs to our information systems and/or our customers' computers.  Our attempts to mitigate these threats through product improvements, use of encryption and authentication technology and customer and employee education may not be successful. Cyber crimes are complex and continue to evolve.   Publicized information concerning security and cyber-related problems could discourage our customers from using our electronic or web-based applications or solutions, which could harm their utility as a means of conducting commercial transactions.
Our security efforts and measures may not be effective in preventing attempted security breaches or disruptions, which could be very damaging to our business. Even the most well protected information, networks, systems and facilities remain potentially vulnerable because attempted security breaches, particularly cyber attacks and intrusions, or disruptions will occur in the future, and because the techniques used in such attempts are constantly evolving and generally are not recognized until launched against a target, and in some cases are designed not to be detected and, in fact, may not be detected. Accordingly, we may be unable to anticipate these techniques or to implement adequate security barriers or other preventative measures, and thus it is virtually impossible for us to entirely mitigate this risk. While we maintain specific “cyber” insurance coverage, which would apply in the event of various breach scenarios, the amount of coverage may not be adequate in any particular case. Furthermore, because cyber threat scenarios are inherently difficult to predict and can take many forms, some breaches may not be covered under our cyber insurance coverage. A security breach or other significant disruption of our information systems or those related to our customers, merchants and our third party vendors, including as a result of cyber attacks, could (i) disrupt the proper functioning of our networks and systems and therefore our  operations and/or those of certain of our customers; (ii) result in the unauthorized access to, and destruction, loss, theft, misappropriation or release of confidential, sensitive or otherwise valuable information of ours or our customers; (iii) result in a violation of applicable privacy, data breach and other laws, subjecting us to additional regulatory scrutiny and expose the us to civil litigation, governmental fines and possible financial liability; (iv) require significant management attention and resources to remedy the damages that result; or (v) harm our reputation or cause a decrease in the number of customers that choose to do business with us. The occurrence of any of the foregoing could have a material adverse effect on our business, financial condition and results of operations.
The Company is subject to risks presented by acquisitions, which, if realized, could negatively affect our results of operations and financial condition.
The Company’s strategic initiatives include diversification within its markets, growth of its fee-based businesses, and growth internally and through acquisitions of financial institutions, branches, and financial services businesses. As such, the Company has acquired, and from time to time considers acquiring, banks, thrift institutions, branch offices of banks or thrift institutions, or other businesses within markets currently served by the Company or in other locations that would complement the Company’s business or its geographic reach. Future acquisitions will be accompanied by the risks commonly encountered in acquisitions. These risks include: the difficulty of integrating operations and personnel, the potential disruption of our ongoing business, the inability of management to realize or maximize anticipated financial and strategic positions, increased operating costs, the inability to maintain uniform standards, controls, procedures and policies, and the impairment of relationships with employees and customers as a result of changes in ownership and management. Further, the asset quality or other financial characteristics of an acquired company may deteriorate after the acquisition agreement is signed or after the acquisition closes. Any of these risks, if realized, could have an adverse effect on our results of operations and financial condition.

The Company's operations may be adversely affected if its external vendors do not perform as expected.
The Company relies on certain external vendors to provide products and services necessary to maintain the day-to-day operations of the Company. Accordingly, the Company’s operations are exposed to the risk that these vendors will not perform in accordance with the contracted arrangements under service level agreements. The failure of an external vendor to perform in accordance with the contracted arrangements under service level agreements, because of changes in the vendor’s organizational structure, financial condition, support for existing products and services or strategic focus or for any other reason, could disrupt the Company’s operations. If we are unable to find alternative sources for our vendors’ services and products quickly and cost-effectively, the failures of our vendors could have a material adverse impact on the Company’s business and, in turn, the Company’s financial condition and results of operations.

A failure to effectively convert, maintain and improve our core information technology infrastructure and information management systems could have a material adverse impact on our business.

Our competitive position relies on our capacity to maintain and upgrade our information technology systems. This requires significant capital expenditure, and we may not always have capital levels which are sufficient to support a robust investment in our technology infrastructure. We are currently planning a conversion of our core operating system, which we expect will occur during 2017, and there is a risk that this conversion could materially and adversely disrupt our operations. We are relying on our new vendor, as well as our existing vendor, to help us integrate our existing data and systems into the new core system, and there is a risk that our vendors could fail to perform as we expect, or that the integration and data migration will not be completed in an accurate, timely or efficient manner. Further, our employees could have difficulty performing their job duties on the new platform. The failure to accurately and effectively migrate our data and systems from our legacy core to our new core could adversely affect our customers, who may experience temporary delays or difficulties accessing or utilizing our products and services. The risks associated with core conversion could materially impair our ability to operate effectively following the conversion.

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

We may not pay, or may reduce, the dividends paid on our common stock.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The Company’s executive offices are located at 110 North Tioga Street, Ithaca, New York. The Company’s banking subsidiaries have 65 branch offices, of which 33 are owned and 32 are leased at market rents. The Company’s insurance subsidiary has 9 stand-alone offices, of which 6 are owned by the Company and 3 are leased at market rents. The Company’s wealth management and financial planning division has 2 offices which are leased at a market rent, and shares other locations with the Company’s other subsidiaries. Management believes the current facilities are suitable for their present and intended purposes. The Company is, however, in process of building a new headquarters at 118 East Seneca Street in Ithaca, which is expected to be completed in 2018. The new facility will replace leased space at 215 East State Street, Ithaca NY, which currently houses the Company's operations center, and will also consolidate staff from a number of other Ithaca locations into a single facility. For additional information about the Company’s facilities, including rental expenses, see “Note 7 Premises and Equipment” in Notes to Consolidated Financial Statements in Part II, Item 8. of this Report.

Item 3. Legal Proceedings

The Company is subject to various claims and legal actions that arise in the ordinary course of conducting business. Management does not expect the ultimate disposition of these matters to have a material adverse impact on the Company’s financial statements.

Item 4. Mine Safety Disclosures

Not applicable

Executive Officers of the Registrant

The information concerning the Company’s executive officers is provided below as of March 1, 2017.

Name	Age	Title	Year Joined Company
Stephen S. Romaine	52	President and CEO	January 2000
David S. Boyce	50	Executive Vice President	January 2001
Francis M. Fetsko	52	Executive Vice President, COO, CFO and Treasurer	October 1996
Alyssa H. Fontaine	36	Executive Vice President & General Counsel	January 2016
Scott L. Gruber	60	Executive Vice President	April 2013
Gregory J. Hartz	56	Executive Vice President	August 2002
Brian A. Howard	52	Executive Vice President	July 2016
Gerald J. Klein, Jr.	58	Executive Vice President	January 2000
John M. McKenna	50	Executive Vice President	April 2009
Susan M. Valenti	62	Executive Vice President of Corporate Marketing	March 2012
Bonita N. Lindberg	60	Senior Vice President, Director of Human Resources	December 2015

Business Experience of the Executive Officers:

Stephen S. Romaine was appointed President and Chief Executive Officer of the Company effective January 1, 2007. From 2003 through 2006, he served as President and Chief Executive Officer of Mahopac Bank. Prior to this appointment, Mr. Romaine was Executive Vice President and Chief Financial Officer of Mahopac Bank. Mr. Romaine currently serves as Vice Chairman of the board of the New York Bankers Association.
David S. Boyce has been employed by the Company since January 2001 and was promoted to Executive Vice President in April 2004. He was appointed President and Chief Executive Officer of Tompkins Insurance Agencies in 2002. He has been employed by Tompkins Insurance Agencies and a predecessor company to Tompkins Insurance Agencies for 28 years.

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

Brian A. Howard has been employed by the Company since July 2016 and was appointed President of Tompkins Financial Advisors and Executive Vice President of the Company effective July 25, 2016. He brings over 30 years of leadership experience with nationally recognized financial service firms to his position at Tompkins Financial Advisors. Most recently, he served as a Senior Vice President, Market Manager for Key Bank covering the Central New York region, where he oversaw the bank’s full service wealth management division for high net worth clients.

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

Susan M. Valenti joined Tompkins in March of 2012 as Senior Vice President, Corporate Marketing. Prior to joining the Company, Susan spent 23 years at JPMorgan Chase working in a variety of marketing roles, most recently as Vice President of Chase Private Client Marketing Executive. Prior to that time she was Vice President, Retail Rebranding Project Lead and led the rebranding of The Bank of New York branches and Bank One to Chase. She was promoted to Executive Vice President of the Company in June 2014.

Bonita N. Lindberg joined Tompkins in December 2015 as Senior Vice President, Director of Human Resources, which also includes the Company’s Learning & Development function. Lindberg comes to Tompkins from Cortland Regional Medical Center and Albany International Corporation. She was certified as a Senior Professional in Human Resources in 2001. She is very active in the Central New York community as a member of the human resources committee with Hospicare and Palliative Care Services of Tompkins County, and a former board member of Cayuga Medical Center. She is also a former board member and current conference board member for the Society for Human Resource Management in Tompkins County.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Price and Dividend Information

The Company’s common stock is traded under the symbol “TMP” on the NYSE MKT LLC (the “Exchange”). The high and low closing sale prices, which represent actual transactions as quoted on the Exchange, of the Company’s common stock for each quarterly period in 2015 and 2016 are presented below. The per share dividends paid by the Company in each quarterly period in 2015 and 2016 and the payment dates of these dividends are also presented below.

		Market Price		Cash Dividends
		High	Low	Amount	Date Paid
2015	1st Quarter	$54.57	$50.91	$0.42	2/17/15
	2nd Quarter	55.48	50.65	0.42	5/15/15
	3rd Quarter	55.45	50.81	0.42	8/17/15
	4th Quarter	62.78	52.70	0.44	11/16/15

2016	1st Quarter	$64.41	$51.47	$0.44	2/16/16
	2nd Quarter	69.10	61.99	0.44	5/16/16
	3rd Quarter	76.41	63.68	0.44	8/15/16
	4th Quarter	95.84	73.17	0.45	11/15/16

As of January 31, 2017, there were approximately 3,496 holders of record of the Company’s common stock.

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

The following table reflects all Company repurchases, including those made pursuant to publicly announced plans or programs, during the quarter ended December 31, 2016.

Issuer Purchases of Equity Securities
	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
Period	(a)	(b)	(c)	(d)
October 1, 2016 through
October 31, 2016	1,333	$77.25	0	400,000

November 1, 2016 through
November 30, 2016	5,404	$84.32	0	400,000

December 1, 2016 through
December 31, 2016	0	$0.00	0	400,000
Total	6,737	$82.92	0	400,000

Included above are 1,333 shares purchased in October 2016, at an average cost of $77.25, and 461 shares purchased in November 2016, at an average cost of $79.56, by the trustee of the rabbi trust established by the Company under the Company’s Stock Retainer Plan For Eligible Directors of Tompkins Financial Corporation and Participating Subsidiaries, which were part of the director deferred compensation under that plan.  In addition, the table includes 4,943 shares delivered to the Company in November 2016 at an average cost of $84.76 to satisfy mandatory tax withholding requirements upon vesting of restricted stock under the Company's 2009 Equity Plan.

On July 21, 2016, the Company’s Board of Directors authorized a share repurchase plan for the Company to repurchase up to 400,000 shares of the Company’s common stock. Purchases may be made over the 24 months following adoption of the plan. The repurchase program may be suspended, modified or terminated by the Board of Directors at any time for any reason. No shares have been repurchased under this plan as of the date of this Report.

Recent Sales of Unregistered Securities

None.

Equity Compensation Plan Information

Information regarding securities authorized for issuance under equity compensation plans is provided in Part III, “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” of this Report.

Performance Graph
The following graph compares the Company’s cumulative total stockholder return over the five-year period from December 31, 2011 through December 31, 2016, with (1) the total return index for the NASDAQ Composite and (2) the total return index for SNL Bank Index. The graph assumes $100.00 was invested on December 31, 2011, in the Company’s common stock and the comparison groups and assumes the reinvestment of all cash dividends prior to any tax effect and retention of all stock dividends.

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

	Period Ending
Index	12/31/11	12/31/12	12/31/13	12/31/14	12/31/15	12/31/16
Tompkins Financial Corporation	100.00	106.80	143.37	159.64	167.32	289.45
NASDAQ Composite	100.00	117.45	164.57	188.84	201.98	219.89
SNL Bank	100.00	134.95	185.28	207.12	210.65	266.16

Item 6. Selected Financial Data

The following consolidated selected financial data is taken from the Company’s audited financial statements as of and for the five years ended December 31, 2016. The following selected financial data should be read in conjunction with the consolidated financial statements and the notes thereto in Part II, Item 8. of this Report. All of the Company’s acquisitions during the five year period were accounted for using the purchase method. Accordingly, the operating results of the acquired companies are included in the Company’s results of operations since their respective acquisition dates.

	Year ended December 31,
(in thousands except per share data)	2016	2015	2014	2013	2012 [1]
FINANCIAL STATEMENT HIGHLIGHTS
Assets	$6,236,756	$5,689,995	$5,269,561	$5,003,039	$4,837,197
Total loans	4,258,033	3,772,042	3,393,288	3,194,284	2,954,610
Deposits	4,625,139	4,395,306	4,169,154	3,947,216	3,950,169
Other borrowings	884,815	536,285	356,541	331,531	111,848
Total equity	549,405	516,466	489,583	457,939	441,360
Interest and dividend income	202,739	188,746	184,493	185,104	158,356
Interest expense	22,103	20,365	20,683	23,975	24,213
Net interest income	180,636	168,381	163,810	161,129	134,143
Provision for loan and lease losses	4,321	2,945	2,306	6,161	8,837
Net gains on securities transactions	926	1,108	391	599	324
Net income attributable to Tompkins
Financial Corporation	59,340	58,421	52,041	50,856	31,285
PER SHARE INFORMATION
Basic earnings per share	3.94	3.91	3.51	3.48	2.44
Diluted earnings per share	3.91	3.87	3.48	3.46	2.43
Adjusted diluted earnings per share (Non-GAAP)[2]	3.91	3.63	3.48	3.36	3.16
Cash dividends per share	1.77	1.70	1.62	1.54	1.46
Common equity per share	36.20	34.38	32.77	30.95	30.57
Tangible common equity (Non-GAAP)[3]	29.38	27.48	25.66	23.67	22.94
SELECTED RATIOS
Return on average assets	1.01%	1.07%	1.03%	1.03%	0.76%
Return on average equity	10.85%	11.51%	10.76%	11.47%	8.30%
Average shareholders’ equity to average assets	9.28%	9.31%	9.54%	9.00%	9.21%
Dividend payout ratio	44.92%	43.48%	46.15%	44.25%	59.84%

OTHER SELECTED DATA (in whole numbers, unless otherwise noted)
Employees (average full-time equivalent)	1,019	998	1,000	989	839
Banking offices	66	63	65	66	66
Bank access centers (ATMs)	85	85	85	84	83
Trust and investment services assets under management, or custody (in thousands)	$3,941,484	$3,852,972	$3,761,972	$3,443,636	$3,240,782

[1]	Includes the impact of the acquisition of VIST Financial on August 1, 2012.

[2]
Adjusted diluted earnings per share reflects adjustments made for certain nonrecurring items, including merger and integration expenses. Adjustments for nonrecurring items in 2015 included a $3.6 million ($0.24 per share) after-tax gain on a pension plan curtailment. There were no adjustments in 2016 and 2014. 2013 included an $846,000 ($0.06 per share) after-tax gain on the redemption of trust preferred stock and a $771,000 ($0.05 per share) after-tax gain on a deposit conversion. Also, in 2013, and 2012, after-tax merger related expenses totaled $140,000 ($0.01 per share), and $9.7 million ($0.75 per share), respectively. There was also an after-tax gain related to a VISA accrual adjustment of $243,000 ($0.02 per share) in 2012. Adjusted diluted earnings per share is a non-GAAP measure. Please see the discussion below under “Results of Operations (Comparison of December 31, 2016 and 2015 results) Non-GAAP Disclosure” for an explanation of why management believes this non-GAAP financial measure is useful and a reconciliation to diluted earnings per share.

[3]
Tangible common equity capital is used to calculate tangible common equity per share and excludes from shareholders’ equity goodwill and other intangibles of $103.2 million in 2016, $104.2 million in 2015, $106.9 million in 2014, $108.4 million in 2013, and $110.9 million in 2012. Tangible common equity and tangible common equity per share are non-GAAP measures. Please see the discussion below under "Results of Operations (Comparison of December 31, 2016 and 2015 results) Non-GAAP Disclosure" for an explanation of why management believes these non-GAAP financial measures are useful and a reconciliation to shareholders' equity and common equity per share.

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

OVERVIEW

Tompkins Financial Corporation (“Tompkins” or the “Company”) is headquartered in Ithaca, New York and is registered as a Financial Holding Company with the Federal Reserve Board under the Bank Holding Company Act of 1956, as amended. The Company is a locally oriented, community-based financial services organization that offers a full array of products and services, including commercial and consumer banking, leasing, trust and investment management, financial planning and wealth management, insurance, and brokerage services. At December 31, 2016, the Company’s subsidiaries included: four wholly-owned banking subsidiaries, Tompkins Trust Company (the “Trust Company”), The Bank of Castile (DBA Tompkins Bank of Castile), Mahopac Bank (formerly known as Mahopac National Bank, DBA Tompkins Mahopac Bank), VIST Bank (DBA Tompkins VIST Bank); and a wholly-owned insurance agency subsidiary, Tompkins Insurance Agencies, Inc. (“Tompkins Insurance”). The Trust Company provides a full array of trust and investment services under the Tompkins Financial Advisors brand, including investment management, trust and estate, financial and tax planning as well as life, disability and long-term care insurance services.  The Company’s principal offices are located at The Commons, Ithaca, New York, 14851, and its telephone number is (888) 503-5753. The Company’s common stock is traded on the NYSE MKT LLC under the Symbol “TMP.”

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

Effective January 1, 2016, Tompkins Insurance acquired all the outstanding shares of Shepard, Maxwell & Hale Insurance, a property and casualty insurance agency located in western New York. The acquisition-date fair value of the merger consideration was $2.2 million and included $0.2 million of cash and 32,553 shares of Tompkins’ common stock ($2.0 million). The acquisition expanded the presence of Tompkins Insurance in Batavia and the Western New York region.

Forward-Looking Statements

This Annual Report on Form 10-K contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The statements contained in this Report that are not statements of historical fact may include forward-looking statements that involve a number of risks and uncertainties. Forward-looking statements may be identified by use of such words as "may", "will", "estimate", "intend", "continue", "believe", "expect", "plan", or "anticipate", and other similar words. Examples of forward-looking statements may include statements regarding; the asset quality of the Company's loan portfolios; the level of the Company's allowance for loan losses; the sufficiency of liquidity sources; the Company's exposure to changes in interest rates; the impact of changes in accounting standards; the likelihood that deferred tax assets will be realized and plans, prospects, growth and strategies. Forward-looking statements are made based on management’s expectations and beliefs concerning future events impacting the Company and are subject to certain uncertainties and factors relating to the Company’s operations and economic environment, all of which are difficult to predict and many of which are beyond the control of the Company, that could cause actual results of the Company to differ materially from those expressed and/or implied by forward-looking statements. The following factors, in addition to those listed as Risk Factors in Item 1A are among those that could cause actual results to differ materially from the forward-looking statements: changes in general economic, market and regulatory conditions; the development of an interest rate environment that may adversely affect the Company’s interest rate spread, other income or cash flow anticipated from the Company’s operations, investment and/or lending activities; changes in laws and regulations affecting banks, bank holding companies and/or financial holding companies, such as the Dodd-Frank Act and Basel III; technological developments and changes; the ability to continue to introduce competitive new products and services on a timely, cost-effective basis; governmental and public policy changes, including environmental regulation; reliance on large customers; and financial resources in the amounts, at the times and on the terms required to support the Company’s future businesses.

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

Management considers accounting estimates to be critical to reported financial results if (i) the accounting estimates require management to make assumptions about matters that are highly uncertain, and (ii) different estimates that management reasonably could have used for the accounting estimate in the current period, or changes in the accounting estimate that are reasonably likely to occur from period to period, could have a material impact on the Company’s consolidated financial statements. Management considers the accounting policies relating to the allowance for loan and lease losses (“allowance”), pension and postretirement benefits, and the review of the securities portfolio for other-than-temporary impairment to be critical accounting policies because of the uncertainty and subjectivity involved in these policies and the material effect that estimates related to these areas can have on the Company’s results of operations.

Allowance for loan and lease losses
Management considers the accounting policy relating to the allowance to be a critical accounting policy because of the high degree of judgment involved, the subjectivity of the assumptions used and the potential changes in the economic environment that could result in changes to the amount of the allowance.

The Company has developed a methodology to measure the amount of estimated loan loss exposure inherent in the loan portfolio to assure that an appropriate allowance is maintained. The Company’s methodology is based upon guidance provided in SEC Staff Accounting Bulletin No. 102, Selected Loan Loss Allowance Methodology and Documentation Issues and includes allowance allocations calculated in accordance with Accounting Standards Codification (“ASC”) Topic 310, Receivables, and allowance allocations calculated in accordance with ASC Topic 450 Contingencies. The model is comprised of evaluating impaired loans, criticized and classified loans, historical losses, and qualitative factors. Management has deemed these components appropriate in evaluating the appropriateness of the allowance for loan and lease losses. While none of these components, when used independently, is effective in arriving at an allowance level that appropriately measures the risk inherent in the portfolio, management believes that using them collectively, provides reasonable measurement of the loss exposure in the portfolio. The various factors used in the methodologies are reviewed on a quarterly basis.

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

RESULTS OF OPERATIONS
(Comparison of December 31, 2016 and 2015 results)

General

The Company reported diluted earnings per share of $3.91 in 2016, compared to diluted earnings per share of $3.87 in 2015. Net income for the year ended December 31, 2016, was $59.3 million, an increase of 1.57% compared to $58.4 million in 2015. Results for 2015 had been positively impacted by a one-time curtailment gain of $3.6 million, after-tax, related to changes to the Company’s defined benefit pension plan. Exclusive of this one-time gain, net income and diluted earnings per share for 2015 were $54.8 million and $3.63, respectively.

In addition to earnings per share, key performance measurements for the Company include return on average shareholders’ equity (ROE) and return on average assets (ROA). ROE was10.85% in 2016, compared to 11.51% in 2015, while ROA was 1.01% in 2016 and 1.07% in 2015. Tompkins’ 2016 ROE and ROA were in the 69th percentile for ROE and the 49th percentile for ROA of its peer group. The peer group data is derived from the Federal Reserve Board and represents banks and bank holding companies with assets between $3.0 billion and $10.0 billion. The comparative peer group ratios are as of September 30, 2016, the most recent publicly available data.

Non-GAAP Disclosure

The following table summarizes the Company’s results of operations for the periods indicated on a GAAP basis and on an operating (non-GAAP) basis for the periods indicated. The Company believes the non-GAAP measures provide meaningful comparisons of our underlying operational performance and facilitates management’s and investors’ assessments of business and performance trends in comparison to others in the financial services industry. In addition, the Company believes the exclusion of the nonoperating items from our performance enables management and investors to perform a more effective evaluation and comparison of our results and to assess performance in relation to our ongoing operations. Tangible common equity per share is tangible common equity divided by total shares issued and outstanding. Tangible common equity per share is often regarded as a more meaningful comparative ratio than book value per share as calculated under GAAP, that is, total stockholders' equity including intangible assets divided by total shares issued and outstanding. These non-GAAP financial measures should not be considered in isolation or as a measure of the Company’s profitability or liquidity; they are in addition to, and are not a substitute for, financial measures under GAAP. Net operating income, adjusted diluted earnings per share, operating return on average tangible common equity, and common equity per share as presented herein may be different from non-GAAP financial measures used by other companies, and may not be comparable to similarly titled measures reported by other companies. Further, the Company may utilize other measures to illustrate performance in the future. Non-GAAP financial measures have limitations since they do not reflect all of the amounts associated with the Company’s results of operations as determined in accordance with GAAP.

Operating Net Income/Adjusted Diluted Earnings Per Share (Non-GAAP)
	For the year ended
	December 31,
(in thousands, except per share data)	2016	2015
Net income attributable to Tompkins Financial Corporation	$59,340	$58,421
Less: dividends and undistributed earnings allocated to unvested stock awards	(912)	(834)
Net income available to common shareholders (GAAP)	58,428	57,587
Diluted earnings per share (GAAP)	3.91	3.87

Adjustments for non-operating income and expense, net of tax:
Gain on pension plan curtailment	0	(3,602)
Total adjustments, net of tax	0	(3,602)

Net operating income available to common shareholders (Non-GAAP)	58,428	53,985
Adjusted diluted earnings per share (Non-GAAP)	3.91	3.63

Operating Return on Average Tangible Common Equity (Non-GAAP)
	For the year ended
	December 31,
(in thousands, except per share data)	2016	2015
Net operating income available to common shareholders (Non-GAAP)	$58,428	$53,985
Amortization of intangibles, net of tax	1,254	1,208
Adjusted net operating income available to common shareholders (Non-GAAP)	59,682	55,193

Average Tompkins Financial Corporation shareholders’ common equity	545,545	506,243
Average goodwill and intangibles [1]	104,263	104,837
Average tangible common equity (Non-GAAP)	441,282	401,406

Adjusted operating return on average tangible common equity (Non-GAAP)	13.52%	13.75%

[1]	Average goodwill and intangibles excludes mortgage servicing rights.

Tangible Common Equity Per Share (Non-GAAP)
	For the year ended
	December 31,
(in thousands, except per share data)	2016	2015
Tompkins Financial Corporations Shareholders' common equity	547,953	515,014
Goodwill and intangibles [1]	103,214	103,347
Tangible common equity (Non-GAAP)	444,739	411,667

Common equity per share	36.20	34.38
Tangible common equity per share (Non-GAAP)	29.38	27.48
1 Goodwill and intangibles excludes mortgage servicing rights.

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

Banking Segment
The banking segment reported net income of $53.7 million for the year ending December 31, 2016, representing a $2.0 million or 3.9% increase compared to 2015, driven mainly by growth in interest income. Net interest income increased $12.4 million or 7.4% in 2016 compared to 2015, due primarily to loan growth, which more than offset lower average loan yields. Interest income increased $14.1 million or 7.5%, while interest expense increased $1.7 million or 8.5% compared to 2015.

The provision for loan and lease losses was $4.3 million in 2016, compared to $2.9 million in the prior year. The increase reflects the growth in total loans, and is partially offset by the stabilization in credit quality.

Noninterest income in the banking segment of $24.4 million in 2016 decreased by $2.7 million or 9.9% when compared to 2015. Declines in noninterest income included: gain on sale of other real-estate owned (“OREO”) (down $860,000), service charges on deposit accounts (down $532,000), gains on available-for-sale (“AFS”) securities (down $182,000), other fee income (down $162,000), mark-to-market gain on liabilities held at fair value (down $159,000), and income on miscellaneous investments (down $85,000). These were partially offset by an increase in card services income (up $221,000), and a decrease in mark-to-market loss on trading securities (down $113,000).

Noninterest expenses increased by $7.3 million or 6.3% compared to 2015, reflecting increases in salaries and benefits associated with incentive pay and merit increases. In addition, the increase was related to the impact of the one-time gain related to changes to the Company’s pension plan, which resulted in a $5.4 million pre-tax credit to noninterest expense in the second quarter of 2015.

Insurance Segment
The insurance segment reported net income of $3.3 million, down 9.6% when compared to 2015.  The year over year comparison was negatively impacted by non-recurring items in 2015, including the one-time gain of $462,000 related to changes to the Company’s pension plan, and a pre-tax gain of $329,000 related to the sale of certain customer relationships in the fourth quarter of 2015.

Insurance commissions and fees increased $206,000 or 0.7% over the prior year. Revenues from commercial and personal insurance, the Company’s primary insurance lines, increased compared to the prior year. Noninterest expense increased $781,000 in 2016 or 3.3% compared to 2015. The increase in noninterest expenses was attributable to the pension plan adjustment in 2015, as well as increases in salaries and benefits costs, including normal merit increases and additional headcount.

Wealth Management Segment
The Wealth Management segment reported net income of $2.4 million for the year ended December 31, 2016, a decrease of 763,000 or 24.0% compared to 2015. Investment services revenue of $15.8 million decreased $195,000 or 1.2% compared to 2015. In addition, noninterest expenses increased $832,000 or 7.3% compared to 2015, mainly due to increases in employee benefits and a one-time gain related to changes to the Company’s pension plan, which resulted in a $131,000 credit to noninterest expense in the second quarter of 2015. The market value of assets under management or in custody at December 31, 2016 totaled $3.9 billion, an increase of 2.3% compared to year-end 2015.

Net Interest Income

Net interest income is the Company’s largest source of revenue, representing 72.4% of total revenues for the twelve months ended December 31, 2016, and 70.1% of total revenues for the twelve months ended December 31, 2015. Net interest income increased 7.3% in 2016 compared to 2015. Net interest income is dependent on the volume and composition of interest earning assets and interest-bearing liabilities and the level of market interest rates. The Company’s net interest income over the past several years benefited from steady growth in average earning assets, which increased 8.7% in 2016 compared to 2015, offsetting a modest decline in net interest margin.

Table 1 – Average Statements of Condition and Net Interest Analysis shows average interest-earning assets and interest-bearing liabilities, and the corresponding yield or cost associated with each. Taxable-equivalent net interest income for 2016 increased 7.2% over 2015, benefiting from growth in average earning assets, which increased by 8.7% in 2016, and growth in noninterest bearing deposits, which increased by 9.8% compared to the prior year. These factors helped to lessen the impact of lower asset yields and a lower net interest margin compared to prior year.

Tax-equivalent interest income increased $14.2 million or 7.4% in 2016 over 2015. The increase in taxable-equivalent interest income was the result of the $442.4 million or 8.7% increase in average interest-earning assets. The growth in average earning assets and the higher concentration of loans helped to offset lower asset yields. The average yield on interest earning assets for 2016 declined by 5 basis points or 1.3% from the prior year. Average loan balances increased $425.3 million or 12.0% in 2016 compared to 2015, while the average yields on loans declined 9 basis points or 2.0%. Average loan balances represented 71.4% of earning assets in 2016 compared to 69.3% in 2015. Average balances on securities increased $8.4 million or 0.5% compared to 2015, while the average yields on the securities portfolio declined 9 basis points or 4.1% compared to 2015.

Interest expense for 2016 increased $1.7 million or 8.5% compared to 2015, and average interest bearing liabilities increased $302.8 million or 7.9%. The increase in interest expense reflects higher average deposits and borrowings during 2016 when compared to 2015. The average rate paid on interest bearing deposits was 0.32% in 2016, which was flat compared to 2015. Average interest bearing deposits in 2016 increased $142.1 million or 4.4% compared to 2015. Average noninterest bearing deposit balances in 2016 increased $100.9 million or 9.8% over 2015 and represented 24.9% of total deposits compared to 24.0% in 2015. Average other borrowings increased by $198.8 million or 47.6% year over year, mainly due to a higher volume of overnight borrowings with the FHLB in 2016 which were used to fund loan growth that exceeded deposit growth in 2016.

Table 1 - Average Statements of Condition and Net Interest Analysis

	For the year ended December 31,
	2016			2015			2014
(dollar amounts in thousands)	Average Balance (YTD)	Interest	Average Yield/Rate	Average Balance (YTD)	Interest	Average Yield/Rate	Average Balance (YTD)	Interest	Average Yield/Rate
ASSETS
Interest-earning assets
Interest-bearing balances due from banks	$2,019	$6	0.30%	$1,812	$4	0.22%	$1,014	$2	0.20%
Securities[1]
U.S. Government securities	1,443,894	29,318	2.03%	1,441,420	30,500	2.12%	1,332,449	30,384	2.28%
Trading securities	4,893	220	4.50%	8,231	352	4.28%	10,068	418	4.15%
State and municipal[2]	97,937	3,309	3.38%	88,504	3,308	3.74%	85,402	3,290	3.85%
Other securities[2]	3,645	123	3.37%	3,785	121	3.20%	4,489	139	3.10%
Total securities	1,550,369	32,970	2.13%	1,541,940	34,281	2.22%	1,432,408	34,231	2.39%
FHLBNY and FRB stock	32,528	1,434	4.41%	24,046	1,129	4.70%	19,168	810	4.23%
Total loans and leases, net of unearned income[2,3]	3,957,221	172,443	4.36%	3,531,945	157,222	4.45%	3,238,992	152,958	4.72%
Total interest-earning assets	5,542,137	206,853	3.73%	5,099,743	192,636	3.78%	4,691,582	188,001	4.01%
Other assets	355,943			355,471			375,073
Total assets	5,898,080			5,455,214			5,066,655
LIABILITIES & EQUITY
Deposits
Interest-bearing deposits
Interest bearing checking, savings, & money market	2,529,009	4,008	0.16%	2,363,087	3,821	0.16%	2,286,707	4,312	0.19%
Time deposits	871,595	6,705	0.77%	895,391	6,630	0.74%	904,040	6,769	0.75%
Total interest-bearing deposits	3,400,604	10,713	0.32%	3,258,478	10,451	0.32%	3,190,747	11,081	0.35%
Federal funds purchased & securities sold under agreements to repurchase	99,622	2,228	2.24%	137,917	2,709	1.96%	145,876	2,947	2.02%
Other borrowings	616,560	6,772	1.10%	417,737	4,897	1.17%	251,312	4,368	1.74%
Trust preferred debentures	37,588	2,390	6.36%	37,417	2,308	6.17%	37,249	2,287	6.14%
Total interest-bearing liabilities	4,154,374	22,103		3,851,549	20,365	0.53%	3,625,184	20,683	0.57%
Noninterest bearing deposits	1,130,406			1,029,545			903,628
Accrued expenses and other liabilities	66,243			66,366			54,244
Total liabilities	5,351,023			4,947,460			4,583,056
Tompkins Financial Corporation Shareholders’ equity	545,545			506,243			482,087
Noncontrolling interest	1,512			1,511			1,512
Total equity	547,057			507,754			483,599
Total liabilities and equity	$5,898,080			$5,455,214			$5,066,655
Interest rate spread			3.20%			3.25%			3.44%
Net interest income /margin on earning assets		184,750	3.33%		172,271	3.38%		167,318	3.57%
Tax Equivalent Adjustment		(4,114)			(3,890)			(3,508)
Net interest income per consolidated financial statements		$180,636			$168,381			$163,810
1 Average balances and yields on available-for-sale securities are based on historical amortized cost.
2 Interest income includes the tax effects of taxable-equivalent adjustments using a combined New York State and Federal effective income tax rate of 40% to increase tax exempt interest income to taxable-equivalent basis.
3 Nonaccrual loans are included in the average asset totals presented above. Payments received on nonaccrual loans have been recognized as disclosed in Note 1 of the Company’s condensed consolidated financial statements included in Part 1 of the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2016.

Table 2 - Analysis of Changes in Net Interest Income

	2016 vs. 2015			2015 vs. 2014
	Increase (Decrease) Due to Change in Average			Increase (Decrease) Due to Change in Average
(in thousands)(taxable equivalent)	Volume	Yield/Rate	Total	Volume	Yield/Rate	Total
INTEREST INCOME:
Certificates of deposit, other banks	$0	$2	$2	$4	$(2)	$2
Investments[1]
Taxable	(100)	(1,212)	(1,312)	2,204	(2,172)	32
Tax-exempt	336	(335)	1	116	(98)	18
FHLB and FRB stock	380	(75)	305	229	90	319
Loans, net[1]	18,610	(3,389)	15,221	13,041	(8,777)	4,264
Total interest income	$19,226	$(5,009)	$14,217	$15,594	$(10,959)	$4,635
INTEREST EXPENSE:
Interest-bearing deposits:
Interest checking, savings and money market	264	(77)	187	144	(635)	(491)
Time	(178)	253	75	(65)	(74)	(139)
Federal funds purchased and securities sold under agreements to repurchase	(819)	338	(481)	(156)	(82)	(238)
Other borrowings	2,224	(267)	1,957	1,961	(1,411)	550
Total interest expense	$1,491	$247	$1,738	$1,884	$(2,202)	$(318)
Net interest income	$17,735	$(5,256)	$12,479	$13,710	$(8,757)	$4,953
1 Interest income includes the tax effects of taxable-equivalent adjustments using a combined New York State and Federal effective income tax rate of 40% to increase tax exempt interest income to taxable-equivalent basis.

Changes in net interest income occur from a combination of changes in the volume of interest-earning assets and interest-bearing liabilities, and in the rate of interest earned or paid on them. The above table illustrates changes in interest income and interest expense attributable to changes in volume (change in average balance multiplied by prior year rate), changes in rate (change in rate multiplied by prior year volume), and the net change in net interest income. The net change attributable to the combined impact of volume and rate has been allocated to each in proportion to the absolute dollar amounts of the change. In 2016, net interest income increased by $12.5 million, resulting from a $14.2 million increase in interest income and a $1.7 million increase in interest expense. Growth in average balances on interest-earning assets contributed to a $19.2 million increase in interest income, while the lower yields on average earning assets offset this growth by $5.0 million. The increase in interest expense reflects slightly higher rates paid on interest bearing liabilities and growth in average balances of interest bearing liabilities.

Provision for Loan and Lease Losses

The provision for loan and lease losses represents management’s estimate of the expense necessary to maintain the allowance for loan and lease losses at an appropriate level. The provision for loan and lease losses was $4.3 million in 2016, compared to $2.9 million in 2015. The increase in provision expense was mainly a result of year-over-year loan growth. In addition, asset quality metrics were improved from prior year, with lower levels of nonperforming loans and leases and criticized and classified loans compared to prior year. See the section captioned “The Allowance for Loan and Lease Losses” included within “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Financial Condition” of this Report for further analysis of the Company’s allowance for loan and lease losses.

Noninterest Income

	Year ended December 31,
(in thousands)	2016	2015	2014
Insurance commissions and fees	$29,492	$29,286	$28,489
Investment services	15,203	15,416	15,493
Service charges on deposit accounts	8,793	9,325	9,404
Card services	8,058	7,837	7,942
Net mark-to-market gains	45	90	62
Other income	6,291	8,878	8,984
Net gain on securities transactions	926	1,108	391
Total	$68,808	$71,940	$70,765

Noninterest income is a significant source of income for the Company, representing 27.6% of total revenues in 2016, and 29.9% in 2015, and is an important factor in the Company’s results of operations. Noninterest income decreased 4.4% from 2015. The decrease in noninterest income from the prior year included a decline in gains on sale of OREO of $860,000, as well as other changes discussed below.

Insurance commissions and fees increased 0.7% to $29.5 million in 2016, compared to $29.3 million in 2015. The acquisition of an insurance agency, Shepard, Maxwell & Hale, on January 1, 2016 added $1.3 million to commissions and fees in 2016, while the sale of certain customer relationships in Pennsylvania, in two separate transactions, reduced commissions and fees by $1.2 million.

Investment services income of $15.2 million in 2016 decreased $213,000 or 1.4% compared to the same period in 2015. Investment services income includes trust services, financial planning, and wealth management services. With fees largely based on the market value and the mix of assets managed, the general direction of the stock market can have a considerable impact on fee income. Although global equity markets finished higher in 2016, the broad market index averages over the course of 2016 were relatively flat when compared to 2015 averages. The market value of assets managed by, or in custody of, the Trust Company was $3.9 billion at December 31, 2016, and December 31, 2015. These figures included $1.2 billion in 2016 and $1.1 billion in 2015, of Company-owned securities from which no income was recognized as the Trust Company was serving as custodian.

Service charges on deposit accounts in 2016 increased 5.7% compared to prior year. Overdraft fees, the largest component of service charges on deposit accounts, were down $792,000 or 12.9% in 2016 compared to 2015. The decrease in overdraft fees was partially offset by increases in cycle fees on personal and business accounts, which were up $316,000 or 11.3% in 2016.

Card services income increased $221,000 or 2.8% over 2015. The primary components of card services income are fees related to interchange income and transactions fees for debit card transactions, credit card transactions and ATM usage. Increased revenue was largely driven by increased transaction volume in both credit and debit cards.

Net mark-to-market gains on securities and borrowings held at fair value were $45,000 in 2016, a decrease of $45,000 compared to 2015. Mark-to-market losses or gains relate to the change in the fair value of securities and borrowings where the Company has elected the fair value option. The year-over-year decrease is mainly attributed to changes in market interest rates. During 2016, the Company sold its remaining portfolio of trading securities and prepaid its outstanding trading liability.

The Company recognized $926,000 of gains on sales/calls of available-for-sale securities in 2016, compared to $1.1 million of gains in 2015. Sales of available-for-sale securities are generally the result of general portfolio maintenance and interest rate risk management.

Other income of $6.3 million was down $2.6 million or 29.1% compared to 2015. The significant components of other income are other service charges, increases in cash surrender value of corporate owned life insurance (“COLI”), gains on the sales of residential mortgage loans and income from miscellaneous equity investments, including the Company’s investment in a Small Business Investment Company (“SBIC”). As discussed previously, the decrease in 2016 reflects lower gains on sale of OREO (down $860,000) and lower OREO rental income ($150,000) compared to 2015.

Noninterest Expense

(in thousands)	2016	2015	2014
Salaries and wages	$76,950	$72,707	$69,558
Pension and other employee benefits	20,496	16,025	21,102
Net occupancy expense of premises	12,521	12,312	12,203
Furniture and fixture expense	6,450	6,146	5,708
FDIC insurance	3,024	2,992	2,906
Amortization of intangible assets	2,090	2,013	2,095
Other operating expenses	37,076	37,667	41,121
Total	$158,607	$149,862	$154,693

Noninterest expense as a percentage of total revenue was 63.45% in 2016, compared to 64.72% in 2015, as revenue growth in 2016 outpaced growth in noninterest expense. Salaries and wages and pension and other employee benefit expenses in 2016 increased $8.7 million or 9.8% compared to 2015. For 2016, salaries and wages increased $4.2 million or 5.8% over the prior year. The increase reflects additional employees, annual merit increases and higher accruals for incentive compensation. Pension and other employee benefits increased $4.5 million or 27.9% over 2015. The increase over prior year in pension and other employee benefit expenses was mainly a result of a one-time curtailment gain of $6.0 million realized in 2015, related to changes to the Company’s defined benefit pension plan.

Other operating expenses of $37.1 million decreased by $591,000 or 1.6% compared to 2015. The primary components of other operating expenses in 2016 were technology expense ($7.0 million), marketing expense ($5.1 million), professional fees ($5.4 million), cardholder expense ($2.5 million) and other miscellaneous expense ($17.0 million). Other operating expenses in 2016 included certain nonrecurring items, including: $313,000 related to early termination of an FDIC loss share agreement and $546,000 of deconversion expenses related to a planned core system conversion in 2017.

Noncontrolling Interests

Net income attributable to noncontrolling interests represents the portion of net income in consolidated majority-owned subsidiaries that is attributable to the minority owners of a subsidiary. The Company had net income attributable to noncontrolling interests of $131,000 in 2016 and 2015. The noncontrolling interests relate to three real estate investment trusts, which are substantially owned by the Company’s banking subsidiaries.

Income Tax Expense

The provision for income taxes provides for Federal, New York State and Pennsylvania State income taxes. The 2016 provision was $27.0 million. The effective tax rate for the Company was 31.3% in 2016, down from 33.1% in 2015. The effective rates differ from the U.S. statutory rate of 35.0% during the comparable periods primarily due to the effect of tax-exempt income from loans, securities, and life insurance assets, and investments in tax credits. The 2016 effective rate benefited from the early adoption of ASU 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.” during the fourth quarter of 2016 in advance of the required application date of January 1, 2017. The requirement to report the excess tax benefit related to settlements of share-based payment awards in earnings as an increase or (decrease) to income tax expense has been applied to settlements occurring on or after January 1, 2016, and the impact of applying that guidance reduced the Company's reported income tax expense for 2016 by $1.4 million.

RESULTS OF OPERATIONS
(Comparison of December 31, 2015 and 2014 results)

General

The Company reported diluted earnings per share of $3.87 in 2015, compared to diluted earnings per share of $3.48 in 2014. Net income for the year ended December 31, 2015, was $58.4 million, up 12.3% compared to $52.0 million in 2014. Results for 2015 were positively impacted by a one-time curtailment gain of $3.6 million, after-tax, related to changes to the Company’s defined benefit pension plan. Exclusive of this one-time gain, net income and diluted earnings per share for 2015 were $54.8 million and $3.63, respectively.

In addition to earnings per share, key performance measurements for the Company include return on average shareholders’ equity (ROE) and return on average assets (ROA). ROE was 11.51% in 2015, compared to 10.76% in 2014, while ROA was 1.07% in 2015 and 1.03% in 2014.

The Company’s net operating income available to common shareholders (non-GAAP) in 2015 amounted to $54.0 million or $3.63 per diluted share compared to $51.5 million or $3.48 per diluted share in 2014. Operating (non-GAAP) net income for 2015 excludes the $3.6 million, after-tax, gain on changes to the Company’s pension plan. There were no adjustments to 2014 net operating income. Please see the discussion above under "Results of Operations (Comparison of December 31, 2016 and 2015 results) Non-GAAP Disclosure" for an explanation of why management believes this non-GAAP financial measure is useful and a reconciliation to net income.

Segment Reporting

Banking Segment
The banking segment reported net income of $51.6 million for the year ending December 31, 2015, representing a $5.6 million or 12.1% increase compared to 2014, driven mainly by growth in interest income and lower noninterest expenses. Net interest income increased $4.6 million in 2015, up 2.8% versus 2014, due primarily to loan growth, which more than offset lower average loan yields. Interest income increased $4.2 million or 2.3%, while interest expense declined $320,000 or 1.5% compared to 2014. All associated segment results have been reconciled to their corresponding consolidated financial statement amounts (see “Note 22 - Segment and Related Information” in the Notes to Consolidated Financial Statements in Part II, Item 8. of this Report for additional details).

The provision for loan and lease losses was $2.9 million in 2015, compared to $2.3 million in the prior year. The increase reflects the growth in total loans, partially offset by continued improvement in credit quality.

Noninterest income in the banking segment of $27.1 million in 2015 declined by $322,000 or 1.2% when compared to 2014. Declines in noninterest income included income on miscellaneous investments ($361,000), lower gains on sale of loans ($308,000), other fee income ($295,000), card service income ($105,000), and service charges on deposit accounts ($79,000). These declines were partially offset by gains on available-for-sale ($1.1 million), and gain on sale of OREO ($431,000).

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

Wealth Management Segment
The wealth management segment reported net income of $3.1 million for the year ended December 31, 2015, an increase of $245,000 or 8.4% compared to 2014. Investment services revenue of $16.0 million was flat compared to 2014. Noninterest expenses were down $431,000 or 3.6% compared to 2014, mainly due to the one-time gain related to changes to the Company’s pension plan, which resulted in a $131,000 credit to noninterest expense in the second quarter of 2015. The market value of assets under management or in custody at December 31, 2015, totaled $3.9 billion, an increase of 2.4% compared to year-end 2014.

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

Noninterest Income

Noninterest income increased 1.7% over 2014. The year-over-year changes in the various noninterest categories are discussed in more detail below.

Insurance commissions and fees increased $797,000 or 2.8% over 2014. Revenues for commercial insurance lines, personal insurance lines, and health and benefit related insurance products were all up for the year compared to 2014.

Investment services income of $15.4 million in 2015 was in line with the same period in 2014. Investment services income includes trust services, financial planning, and wealth management services. With fees largely based on the market value and the mix of assets managed, the general direction of the stock market can have a considerable impact on fee income. The market value of assets managed by, or in custody of, the Trust Company was $3.9 billion at December 31, 2015, and $3.8 billion at December 31, 2014. These figures include $1.2 billion in 2015 and $1.1 billion in 2014, of Company-owned securities from which no income was recognized as the Trust Company was serving as custodian. The increase in fair value of assets reflects successful business development initiatives resulting in customer retention. Equities markets were generally flat to lower during 2015 as compared to 2014.

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

Other income of $6.3 million was down $2.6 million or 29.1% compared to 2015. The significant components of other income are other service charges, increases in cash surrender value of COLI, gains on sales of OREO, gains on the sales of residential mortgage loans, FDIC indemnification asset accretion and income from miscellaneous equity investments, including the Company’s investment in a SBIC. The decrease in 2015 reflects lower gains on sales of residential loans (down $308,000) and decreased income from miscellaneous equity investments (down $361,000) compared to 2014. These were partially offset by increases in gains on sales of OREO (up $332,000) and COLI income (up $181,000) in 2015 compared with 2014.

Noninterest Expense

Noninterest expense as a percentage of total revenue was 64.72% in 2015, compared to 65.95% in 2014 as revenue growth outpaced growth in noninterest expense. Salaries and wages and pension and other employee benefit expenses in 2015 decreased $1.9 million or 2.1% compared to 2014. For 2015, salaries and wages were up $3.1 million or 4.5% over the prior year. The increases reflect additional employees, annual merit increases and higher accruals for incentive compensation. Pension and other employee benefits were down $5.1 million or 24.1% over 2014. The decrease in pension and other employee benefit expenses was mainly a result of a one-time curtailment gain of $6.0 million that was realized in 2015, related to changes to the Company’s defined benefit pension plan.

Other operating expenses of $37.7 million in 2015 decreased by $3.5 million or 8.4% compared to 2014. The primary components of other operating expenses in 2015 were technology expense ($6.2 million), marketing expense ($4.8 million), professional fees ($5.4 million), cardholder expense ($2.7 million) and other miscellaneous expense ($18.9 million). The $3.5 million decrease in other operating expense in 2015 when compared to 2014 was mainly due to lower costs associated with loan origination expenses, and decreased expenses related to OREO.

Noncontrolling Interests

The Company had net income attributable to noncontrolling interests of $131,000 in 2015 and 2014. The noncontrolling interests relate to three real estate investment trusts, which are substantially owned by the Company’s banking subsidiaries.

Income Tax Expense

The provision for income taxes provides for Federal, New York State and Pennsylvania State income taxes. The 2015 provision was $29.0 million. The effective tax rate for the Company was 33.1% in 2015, up from 32.8% in 2014.

FINANCIAL CONDITION

Total assets, at December 31, 2016, grew by $546.8 million or 9.6% compared to the previous year-end. The growth was mainly in the loan portfolio which increased $486.0 million or 12.9% over year-end 2015.

As of December 31, 2016, total securities comprised 25.2% of total assets, compared to 27.0% of total assets at year-end 2015. The securities portfolio primarily contains mortgage-backed securities, obligations of U.S. Government sponsored entities, and obligations of states and political subdivisions. The Company has no investments in preferred stock of U.S. Government sponsored entities and no investments in pools of trust preferred securities. A more detailed discussion of the securities portfolio is provided below in this section under the caption “Securities”.

Loans and leases were 68.3% of total assets at December 31, 2016, compared to 66.3% of total assets at December 31, 2015. A more detailed discussion of the loan portfolio is provided below in this section under the caption “Loans and Leases”.

Total deposits increased by $229.8 million or 5.2% compared to December 31, 2015. Noninterest bearing deposits increased by $97.4 million or 8.6%, and checking, savings and money market accounts also increased $116.8 million or 4.9% compared to December 31, 2015. Time deposit balances increased by 1.8% compared to 2015 year-end. Other borrowings, consisting mainly of short term advances with the FHLB, increased $348.5 million from December 31, 2015. A more detailed discussion of deposits and borrowings is provided below in this section under the caption “Deposits and Other Liabilities”.

Shareholders’ Equity

The Consolidated Statements of Changes in Shareholders’ Equity included in the Consolidated Financial Statements of the Company contained in Part II, Item 8. of this Report, detail the changes in equity capital. Total shareholders’ equity was up $32.9 million or 6.4% to $549.4 million at December 31, 2016, from $516.5 million at December 31, 2015. Additional paid-in capital increased by $6.6 million, from $350.8 million at December 31, 2015, to $357.4 million at December 31, 2016. The $6.6 million increase included the following: $2.3 million related to stock-based compensation; $3.2 million in connection with the Company's dividend reinvestment plan; $1.9 million related to shares issued for the employee stock ownership plan; $1.7 million related to the acquisition of an insurance agency in January 2016; and $296,000 related to shares issued for the Company's director deferred compensation plan. These were partially offset by the net payout of $810,000 from stock option exercises; and the Company's repurchase of 22,356 shares of its common stock for $1.2 million. Retained earnings increased by $32.7 million, reflecting net income of $59.3 million less dividends paid of $26.6 million.

Accumulated other comprehensive loss increased from $31.0 million at December 31, 2015 to $37.1 million at December 31, 2016; reflecting a $5.2 million increase in unrealized losses on available-for-sale securities due to market interest rates, and a $936,000 actuarial loss associated with employee benefit plans. Under regulatory requirements, amounts reported as accumulated other comprehensive income/loss related to net unrealized gain or loss on available-for-sale securities and the funded status of the Company’s defined benefit post-retirement benefit plans do not increase or reduce regulatory capital and are not included in the calculation of risk-based capital and leverage capital ratios.

Total shareholders’ equity was up $26.9 million or 5.5% to $516.5 million at December 31, 2015, from $489.6 million at December 31, 2014. Additional paid-in capital increased by $1.9 million, from $348.9 million at December 31, 2014, to $350.8 million at December 31, 2015. The $1.9 million increase included the following: $1.9 million related to stock-based compensation; $1.7 million of proceeds from stock option exercises and the related tax benefits; $1.6 million related to shares issued for the employee stock ownership plan; and $355,000 related to shares issued for the Company's director deferred compensation plan. These were partially offset by the Company’s repurchase of 67,481 shares of its common stock for $3.5 million. Retained earnings increased by $32.3 million, reflecting net income of $58.4 million less dividends of $25.4 million.

Accumulated other comprehensive loss increased from $24.0 million at December 31, 2014 to $31.0 million at December 31, 2015; reflecting a $5.6 million decrease in unrealized gains on available-for-sale securities due to changes in market interest rates, and an $1.4 million actuarial loss associated with post-retirement benefit plans.

The Company continued its long history of increasing cash dividends with a per share increase of 4.1% in 2016, which followed an increase of 4.9% in 2015. Dividends per share amounted to $1.77 in 2016, compared to $1.70 in 2015, and $1.62 in 2014. Cash dividends paid represented 44.8%, 43.5%, and 46.1% of after-tax net income in each of 2016, 2015, and 2014, respectively.

On July 21, 2016, the Company’s Board of Directors authorized a stock repurchase plan (the "2016 Repurchase Plan") for the Company to repurchase up to 400,000 shares of the Company’s common stock. Purchases may be made over the 24 months following adoption of the plan. The repurchase program may be suspended, modified or terminated by the Board of Directors at any time for any reason. This plan replaced the Company’s existing 400,000 share repurchase plan announced on July 25, 2014 (the “2014 Repurchase Plan”). No shares have been purchased to date under the 2016 Repurchase Plan.

The Company repurchased 22,356 shares under the 2014 Repurchase Plan during 2016, all in the first quarter. The shares were purchased at an average price of $52.18. Over the life of the 2014 Repurchase Plan, the Company repurchased 191,303 shares at an average price of $48.51.

The Company and its subsidiary banks are subject to quantitative capital measures established by regulation to ensure capital adequacy. Consistent with the objective of operating a sound financial organization, the Company and its subsidiary banks maintain capital ratios well above regulatory minimums and meet the requirements to be considered well-capitalized under the regulatory guidelines.

As of December 31, 2016, the capital ratios for the Company’s four subsidiary banks exceeded the minimum levels required to be considered well capitalized. Additional information on the Company’s capital ratios and regulatory requirements is provided in “Note 20 - Regulations and Supervision” in Notes to Consolidated Financial Statements in Part II, Item 8. of this Report on Form 10-K.

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

The Company classifies its securities at date of purchase as available-for-sale, held-to-maturity or trading.  Securities, other than certain obligations of states and political subdivisions thereof, are generally classified as available-for-sale. Securities available-for-sale may be used to enhance total return, provide additional liquidity, or reduce interest rate risk. The held-to-maturity portfolio consists of obligations of U.S. Government sponsored entities and obligations of state and political subdivisions. The securities in the trading portfolio reflect those securities that the Company elects to account for at fair value, with the adoption of ASC Topic 825, Financial Instruments.

The Company’s total securities portfolio at December 31, 2016 totaled $1.57 billion compared to $1.54 billion at December 31, 2015. The table below shows the increase in the available-for-sale portfolio during 2016 was mainly due to increases in mortgage-backed securities issued by U.S. Government agencies and obligations of U.S. state and political subdivisions, partially offset by a decrease in obligations of U.S. Government sponsored entities during the year. In addition, fair values between year-end 2015 and year-end 2016 were unfavorably impacted by changes in market interest rates. The decrease in the held-to-maturity portfolio was due to maturities of obligations of U.S. state and political subdivisions. Additional information on the securities portfolio is available in “Note 2 Securities” in Notes to Consolidated Financial Statements in Part II, Item 8. of this Report, which details the types of securities held, the carrying and fair values, and the contractual maturities as of December 31, 2016 and 2015.

Available-for-Sale Securities	2016		2015		2014
(in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Obligations of U.S. Government sponsored entities	$527,057	$527,627	$551,176	$552,893	$553,300	$557,820
Obligations of U.S. states and political subdivisions	89,910	89,056	83,981	84,726	70,790	71,510
Mortgage-backed securities-residential, issued by
U.S. Government agencies	159,417	158,226	94,459	94,678	108,931	109,926
U.S. Government sponsored entities	662,724	651,430	656,947	650,097	660,195	659,120
Non-U.S. Government agencies or sponsored entities	116	116	192	194	267	271
U.S. corporate debt securities	2,500	2,162	2,500	2,162	2,500	2,162
Total debt securities	1,441,724	1,428,617	1,389,255	1,384,750	1,395,983	1,400,809
Equity securities	1,000	921	1,000	934	1,475	1,427
Total available-for-sale securities	$1,442,724	$1,429,538	$1,390,255	$1,385,684	$1,397,458	$1,402,236

Held-to-Maturity Securities	2016		2015		2014
(in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Obligations of U.S. Government sponsored entities	$132,098	$132,619	$132,482	$132,687	$71,906	$72,269
Obligations of U.S. states and political subdivisions	10,021	10,213	13,589	13,999	16,262	16,767
Total held-to-maturity securities	$142,119	$142,832	$146,071	$146,686	$88,168	$89,036

Trading Securities	2016	2015	2014
(in thousands)	Fair Value	Fair Value	Fair Value

Obligations of U.S. Government sponsored entities	$0	$6,601	$7,404
Mortgage-backed securities-residential issued by U.S. Government sponsored entities	0	767	1,588
Total trading securities	$0	$7,368	$8,992

During 2016, the Company sold all remaining trading securities. The pre-tax mark-to-market losses on trading securities were $182,000, $295,000 and $269,000 for 2016, 2015 and 2014, respectively.

Quarterly, the Company evaluates all investment securities with a fair value less than amortized cost to identify any other-than-temporary impairment as defined under generally accepted accounting principles. The Company did not recognize any net credit impairment charge to earnings on investment securities in 2016, 2015, and 2014.

The Company uses a two step modeling approach to analyze each non-agency CMO issue to determine whether or not the current unrealized losses are due to credit impairment and therefore other-than-temporarily impaired (“OTTI”). Step one in the modeling process applies default and severity credit vectors to each security based on current credit data detailing delinquency, bankruptcy, foreclosure and real estate owned (REO) performance. The results of the credit vector analysis are compared to the security’s current credit support coverage to determine if the security has adequate collateral support. If the security’s current credit support coverage falls below certain predetermined levels, step two is utilized. In step two, the Company uses a third party to assist in calculating the present value of current estimated cash flows to ensure there are no adverse changes in cash flows during the quarter leading to an other-than-temporary-impairment. Management’s assumptions used in step two include default and severity vectors and prepayment assumptions along with various other criteria including: percent decline in fair value; credit rating downgrades; probability of repayment of amounts due, credit support and changes in average life. As a result of the modeling process, the Company does not consider any investment security to be other-than-temporarily impaired at December 31, 2016. Future changes in interest rates or the credit quality and credit support of the underlying issuers may reduce the market value of these and other securities. If such decline is determined to be other than temporary, the Company will record the necessary charge to earnings and/or accumulated other comprehensive income to reduce the securities to their then current fair value.

The Company also holds non-marketable Federal Home Loan Bank New York (“FHLBNY”) stock, non-marketable Federal Home Loan Bank Pittsburgh (“FHLBPITT”) stock and non-marketable Atlantic Community Bankers Bank (“ACBB”) stock, all of which are required to be held for regulatory purposes and for borrowing availability. The required investment in FHLB stock is tied to the Company’s borrowing levels with the FHLB. Holdings of FHLBNY stock, FHLBPITT stock and ACBB stock totaled $28.1 million, $14.9 million and $95,000 at December 31, 2016, respectively. These securities are carried at par, which is also cost. The FHLBNY and FHLBPITT continue to pay dividends and repurchase stock. As such, the Company has not recognized any impairment on its holdings of FHLBNY and FHLBPITT stock. At December 31, 2015, the Company’s holdings of FHLBNY stock, FHLBPITT stock, and ACBB stock totaled $20.1 million, $9.8 million, and $95,000, respectively.

Management’s policy is to purchase investment grade securities that, on average, have relatively short expected durations. This policy helps mitigate interest rate risk and provides sources of liquidity without significant risk to capital. The contractual maturity distribution of debt securities and mortgage-backed securities as of December 31, 2016, along with the weighted average yield of each category, is presented in Table 3-Maturity Distribution below. Balances are shown at amortized cost and weighted average yields are calculated on a fully taxable-equivalent basis. Expected maturities will differ from contractual maturities presented in Table 3-Maturity Distribution below, because issuers may have the right to call or prepay obligations with or without penalty and mortgage-backed securities will pay throughout the periods prior to contractual maturity.

Table 3 - Maturity Distribution

	As of December 31, 2016
	Securities Available-for-Sale[1]		Securities Held-to-Maturity
(dollar amounts in thousands)	Amount	Yield[2]	Amount	Yield[2]

Obligations of U.S. Government sponsored entities
Within 1 year	$10,897	2.38%	$0	0.00%
Over 1 to 5 years	343,178	1.84%	25,554	2.19%
Over 5 to 10 years	172,982	2.24%	106,544	2.52%
	$527,057	1.98%	$132,098	2.46%

Obligations of U.S. state and political subdivisions
Within 1 year	$6,981	2.95%	$7,452	3.82%
Over 1 to 5 years	33,599	3.15%	1,926	7.08%
Over 5 to 10 years	38,003	3.11%	643	7.91%
Over 10 years	11,327	3.70%	0	0.00%
	$89,910	3.19%	$10,021	4.71%

Mortgage-backed securities - residential
Within 1 year	$24	4.77%	$0	0.00%
Over 1 to 5 years	15,010	3.49%	0	0.00%
Over 5 to 10 years	129,738	2.06%	0	0.00%
Over 10 years	677,485	1.65%	0	0.00%
	$822,257	1.75%	$0	0.00%

Other securities
Over 10 years	$2,500	3.79%	$0	0.00%
Equity securities	1,000	2.79%	0	0.00%
	$3,500	3.50%	$0	0.00%

Total securities
Within 1 year	$17,902	2.61%	$7,452	3.82%
Over 1 to 5 years	391,787	2.02%	27,480	2.53%
Over 5 to 10 years	340,723	2.27%	107,187	2.55%
Over 10 years	691,312	1.69%	0	0.00%
Equity securities	1,000	2.79%	0	0.00%
	$1,442,724	1.93%	$142,119	2.61%

1 Balances of available-for-sale securities are shown at amortized cost.
2 Interest income includes the tax effects of taxable-equivalent adjustments using a combined New York State and Federal effective income tax rate of 40% to increase tax exempt interest income to taxable-equivalent basis.

The average taxable-equivalent yield on the securities portfolio was 2.13 % in 2016, 2.22% in 2015 and 2.39% in 2014.

At December 31, 2016, there were no holdings of any one issuer, other than the U.S. Government sponsored entities, in an amount greater than 10% of the Company’s shareholders’ equity.

Loans and Leases

Table 4 Composition of Loan and Lease Portfolio

Originated Loans and Leases	As of December 31,
(in thousands)	2016	2015	2014	2013	2012
Commercial and industrial
Agriculture	$118,247	$88,299	$78,507	$74,788	$77,777
Commercial and industrial other	847,055	768,024	688,529	562,439	446,876
Subtotal commercial and industrial	965,302	856,323	767,036	637,227	524,653
Commercial real estate
Construction	135,834	103,037	72,427	46,441	41,605
Agriculture	102,509	86,935	58,994	52,627	48,309
Commercial real estate other	1,431,690	1,167,250	979,621	903,320	722,273
Subtotal commercial real estate	1,670,033	1,357,222	1,111,042	1,002,388	812,187
Residential real estate
Home equity	209,277	202,578	186,957	171,809	159,720
Mortgages	947,378	823,841	710,904	658,966	573,861
Subtotal residential real estate	1,156,655	1,026,419	897,861	830,775	733,581
Consumer and other
Indirect	14,835	17,829	18,298	21,202	26,679
Consumer and other	44,393	40,904	35,874	32,312	32,251
Subtotal consumer and other	59,228	58,733	54,172	53,514	58,930
Leases	16,650	14,861	12,251	5,563	4,618
Total loans and leases	3,867,868	3,313,558	2,842,362	2,529,467	2,133,969
Less: unearned income and deferred costs and fees	(3,946)	(2,790)	(2,388)	(2,223)	(863)

Total originated loans and leases, net of unearned income and deferred costs and fees	$3,863,922	$3,310,768	$2,839,974	$2,527,244	$2,133,106

Acquired Loans
Commercial and industrial
Commercial and industrial other	$79,317	$84,810	$97,034	$128,503	$167,427
Subtotal commercial and industrial	79,317	84,810	97,034	128,503	167,427
Commercial real estate
Construction	8,936	4,892	35,906	39,353	43,074
Agriculture	267	2,095	3,182	3,135	3,247
Commercial real estate other	241,605	284,952	308,488	366,438	445,359
Subtotal commercial real estate	250,808	291,939	347,576	408,926	491,680
Residential real estate
Home equity	37,737	42,092	56,008	67,183	81,657
Mortgages	25,423	27,491	32,282	35,336	41,618
Subtotal residential real estate	63,160	69,583	88,290	102,519	123,275
Consumer and other
Indirect	0	0	0	5	24
Consumer and other	826	911	1,095	1,219	1,498
Subtotal consumer and other	826	911	1,095	1,224	1,522
Covered loans	0	14,031	19,319	25,868	37,600
Total acquired loans and leases	$394,111	$461,274	$553,314	$667,040	$821,504

Total loans and leases of $4.3 billion at December 31, 2016 were up $486.0 million or 12.9% from December 31, 2015. The growth was mainly due to organic loan growth. On August 1, 2012, the Company acquired $889.3 million of loans in the VIST Financial acquisition. These loans are shown in the table under the acquired loan heading. All other loans, including loans originated by VIST Bank since the acquisition date of August 1, 2012, are considered originated loans. Originated loan balances at December 31, 2016 are up 16.7% over year-end 2015. The increase in originated loans, over prior year-end, was in all loan categories. As of December 31, 2016, total loans and leases represented 68.3% of total assets compared to 66.3% of total assets at December 31, 2015.

Residential real estate loans of $1.2 billion at December 31, 2016, including home equity loans, increased by $123.8 million or 11.3% from $1.1 billion at year-end 2015, and comprised 28.6% of total loans and leases at December 31, 2016. The growth in residential real estate loan balances reflects higher origination volumes due to the low interest rate environment as well as a decision to retain certain residential mortgages in the portfolio rather than sell them in the secondary market due to interest rate considerations. The Company’s Asset/Liability Committee meets regularly and establishes standards for selling and retaining residential real estate mortgage originations.

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

During 2016, 2015, and 2014, the Company sold residential mortgage loans totaling $3.9 million, $3.2 million, and $19.9 million, respectively, and realized net gains on these sales of $95,000, $54,000, and $362,000, respectively. When residential mortgage loans are sold to FHLMC or SONYMA, the Company typically retains all servicing rights, which provides the Company with a source of fee income. In connection with the sales in 2016, 2015, and 2014, the Company recorded mortgage-servicing assets of $21,000, $18,000, and $146,000, respectively.

The Company originates fixed rate and adjustable rate residential mortgage loans, including loans that have characteristics of both, such as a 7/1 adjustable rate mortgage, which has a fixed rate for the first seven years and then adjusts annually thereafter. The majority of residential mortgage loans originated over the last several years have been fixed rate given the low interest rate environment. Adjustable rate residential real estate loans may be underwritten based upon an initial rate which is below the fully indexed rate; however, the initial rate is generally less than 100 basis points below the fully indexed rate. As such, the Company does not believe that this practice creates any significant credit risk. Adjustable rate mortgages comprise approximately 14.7% of the Company's residential mortgage portfolio.

Commercial real estate loans totaled $1.9 billion at December 31, 2016; an increase of $271.7 million compared to December 31, 2015, and represented 45.1% of total loans and leases at December 31, 2016, compared to 43.7% at December 31, 2015.

Commercial and industrial loans totaled $1.0 billion at December 31, 2016, which is an increase of $103.5 million from $941.1 million reported as of December 31, 2015. As of December 31, 2016, agriculturally-related loans totaled $221.0 million or 5.2% of total loans and leases compared to $177.3 million or 4.7% of total loans and leases at December 31, 2015. Agriculturally-related loans include loans to dairy farms and cash and vegetable crop farms. Agriculturally related loans are primarily made based on identified cash flows of the borrower with consideration given to underlying collateral, personal guarantees, and government related guarantees. Agriculturally-related loans are generally secured by the assets or property being financed or other business assets such as accounts receivable, livestock, equipment or commodities/crops.

The consumer loan portfolio includes personal installment loans, indirect automobile financing, and overdraft lines of credit. Consumer and other loans were $60.1 million at December 31, 2016, compared to $59.6 million at December 31, 2015.

The lease portfolio increased by 12.0% to $16.7 million at December 31, 2016 from $14.9 million at December 31, 2015. As of December 31, 2016, commercial leases and municipal leases represented 100.0% of total leases.

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

The carrying value of loans acquired from VIST and accounted for in accordance with ASC Subtopic 310-30, “Loans and Debt Securities Acquired with Deteriorated Credit Quality,” was $22.5 million at December 31, 2016, compared to $26.5 million at December 31, 2015. Under ASC Subtopic 310-30, loans may be aggregated and accounted for as pools of loans if the loans being aggregated have common risk characteristics. The Company elected to account for the loans with evidence of credit deterioration individually rather than aggregate them into pools. The difference between the undiscounted cash flows expected at acquisition and the investment in the acquired loans, or the “accretable yield,” is recognized as interest income utilizing the level-yield method over the life of each loan. Contractually required payments for interest and principal that exceed the undiscounted cash flows expected at acquisition, or the “non-accretable difference,” are not recognized as a yield adjustment, as a loss accrual or as a valuation allowance.

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

The carrying value of loans not exhibiting evidence of credit impairment at the time of the acquisition (i.e. loans outside of the scope of ASC 310-30) was $371.6 million at December 31, 2016 as compared to $434.8 million at December 31, 2015. The fair value of the acquired loans not exhibiting evidence of credit impairment was determined by projecting contractual cash flows discounted at risk-adjusted interest rates.

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

At December 31, 2015, acquired loans included $14.0 million of covered loans, which were covered under loss share agreements with the FDIC. VIST Financial had acquired these loans in an FDIC assisted transaction in the fourth quarter of 2010. During 2016, management decided to early terminate the remaining loss share agreement with the FDIC. In the third quarter of 2016, the Company recorded pre-tax expense of $313,000 related to the termination of the agreement and wrote-off the remaining book value of the FDIC indemnification asset. The remaining balances of the loans previously reported as "Covered Loans" are included in the current period in acquired loan balances by loan type.

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

Analysis of Past Due and Nonperforming Loans

(in thousands)	2016	2015	2014	2013	2012
Loans 90 days past due and accruing*
Commercial real estate	$0	$0	$0	$161	$0
Residential real estate	0	58	106	446	257
Consumer and other	0	0	0	0	0
Total loans 90 days past due and accruing	0	58	106	607	257
Nonaccrual loans
Commercial and industrial	738	1,738	2,116	1,679	1,340
Commercial real estate	9,076	6,054	7,520	23,364	25,014
Residential real estate	9,061	9,863	9,043	13,086	11,084
Consumer and other	166	182	349	254	302
Leases	0	0	0	0	0
Total nonaccrual loans	19,041	17,837	19,028	38,383	37,740
Troubled debt restructurings not included above	2,631	3,915	3,444	45	1,532
Total nonperforming loans and leases	21,672	21,810	22,578	39,035	39,529
Other real estate owned	908	2,692	5,683	4,253	4,862
Total nonperforming assets	$22,580	$24,502	$28,261	$43,288	$44,391
Total nonperforming loans and leases as a percentage of total loans and leases	0.51%	0.58%	0.67%	1.22%	1.34%
Total nonperforming assets as a percentage of total assets	0.36%	0.43%	0.54%	0.87%	0.92%
Allowance as a percentage of nonperforming loans and leases	164.98%	146.74%	128.43%	71.65%	62.34%

* The 2016, 2015, 2014, 2013 and 2012 columns in the above table exclude $2.6 million, $2.5 million, $3.5 million, $7.0 million and $18.7 million, respectively, of acquired loans that are 90 days past due and accruing interest.  These loans were originally recorded at fair value on the acquisition date of August 1, 2012.  These loans are considered to be accruing as the Company can reasonably estimate future cash flows on these acquired loans and the Company expects to fully collect the carrying value of these loans.  Therefore, the Company is accreting the difference between the carrying value of these loans and their expected cash flows into interest income.

The level of nonperforming assets at the past five year-ends is illustrated in the table above. The table shows that the balances of nonperforming loans and assets were fairly consistent between 2012 and 2013, and down significantly in 2014, 2015, and 2016, and that the ratios of nonperforming assets to total assets and nonperforming loans to total loans steadily improved over the five year period. The Company’s total nonperforming assets as a percentage of total assets was 0.36% at December 31, 2016, down from 0.43% at December 31, 2015, and continues to compare favorably to its peer group’s most recent ratio of 0.57% at September 30, 2016. The peer data is from the Federal Reserve Board and represents banks or bank holding companies with assets between $3.0 billion and $10.0 billion.

Nonperforming loans at December 31, 2016 were down 12.7% from December 31, 2015. Nonperforming loans represented 0.51% of total loans at December 31, 2016, compared to 0.58% of total loans at December 31, 2015, and 0.67% of total loans at December 31, 2014. A breakdown of nonperforming loans by portfolio segment is shown above. At December 31, 2016, OREO was down $1.8 million or 66.3% from prior year-end and represented 4.2% of total nonperforming assets, down from 11.0% at December 31, 2015.

Loans are considered modified in a troubled debt restructuring (“TDR”) when, due to a borrower’s financial difficulties, the Company makes a concession(s) to the borrower that the Company would not otherwise consider. When modifications are provided for reasons other than as a result of the financial distress of the borrower, these loans are not classified as TDRs or impaired. These modifications may include, among others, an extension of the term of the loan, and granting a period when interest-only payments can be made, with the principal payments made over the remaining term of the loan or at maturity. TDRs are included in the above table within the following categories: “loans 90 days past due and accruing”, “nonaccrual loans”, or “troubled debt restructurings not included above”. Loans in the latter category include loans that meet the definition of a TDR but are performing in accordance with the modified terms and have shown a satisfactory period of repayment (generally six consecutive months) and where full collection of all is reasonably assured. At December 31, 2016, the Company had $10.9 million in TDR balances, which are included in the above table; $2.6 million are included in the line captioned “Troubled debt restructurings not included above” and the remainder within nonaccrual loans.

In general, the Company places a loan on nonaccrual status if principal or interest payments become 90 days or more past due and/or management deems the collectability of the principal and/or interest to be in question, as well as when called for by regulatory requirements. Although in nonaccrual status, the Company may continue to receive payments on these loans. These payments are generally recorded as a reduction to principal and interest income is recorded only after principal recovery is reasonably assured. The difference between the interest income that would have been recorded if these loans and leases had been paid in accordance with their original terms and the interest income that was recorded for the year ended December 31, 2016, was $2.9 million. The amounts for the years ended December 31, 2015 and 2014 were $1.7 million and $1.2 million, respectively. The Company had no material commitments to make additional advances to borrowers with nonperforming loans.

The Company’s recorded investment in originated loans and leases that are considered impaired totaled $13.0 million at December 31, 2016, and $9.1 million at December 31, 2015. A loan is impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impaired loans consist of our non-homogenous nonaccrual loans and loans that are 90 days or more past due. Specific reserves on individually identified impaired loans that are not collateral dependent are measured based on the present value of expected future cash flows discounted at the original effective interest rate of each loan. For loans that are collateral dependent, impairment is measured based on the fair value of the collateral less estimated selling costs, and such impaired amounts are generally charged off.

At December 31, 2016, there was a specific reserve of $417,000 related to three commercial real estate loans and three commercial loans, compared to a $288,000 reserve on a commercial real estate loan in 2015. The majority of impaired loans are collateral dependent impaired loans that have limited exposure or require limited specific reserves because of the amount of collateral support with respect to these loans or the loans have been written down to fair value. Interest payments on impaired loans are typically applied to principal unless collectability of the principal amount is reasonably assured. In these cases, interest is recognized on a cash basis. There was no interest income recognized on impaired loans and leases for 2016, 2015 and 2014.

The ratio of the allowance to nonperforming loans (loans past due 90 days and accruing, nonaccrual loans and restructured troubled debt) was 164.98% at December 31, 2016, compared to 146.74% at December 31, 2015. The improvement in the ratio reflects growth in the allowance and the decrease in nonperforming loans. The Company’s nonperforming loans are mostly made up of collateral dependent impaired loans requiring little to no specific allowance due to the level of collateral available with respect to these loans and/or previous charge-offs.

Management reviews the loan portfolio for evidence of potential problem loans and leases. Potential problem loans and leases are loans and leases that are currently performing in accordance with contractual terms, but where known information about possible credit problems of the related borrowers causes management to have doubt as to the ability of such borrowers to comply with the present loan payment terms and may result in such loans and leases becoming nonperforming at some time in the future. Management considers loans and leases classified as Substandard, which continue to accrue interest, to be potential problem loans and leases. The Company, through its credit administration function, identified 27 commercial relationships from the originated portfolio and 18 commercial relationships from the acquired portfolio totaling $7.6 million and $8.4 million, respectively at December 31, 2016 that were potential problem loans. At December 31, 2015, there were 29 relationships totaling $12.2 million in the originated portfolio and 23 relationships totaling $3.1 million in the acquired portfolio that were considered potential problem loans.

Of the 27 commercial relationships from the originated portfolio that were classified as potential problem loans at December 31, 2016, there were 3 relationships that equaled or exceeded $1.0 million, which in aggregate totaled $3.2 million. Of the 18 commercial relationships from the acquired loan portfolio, there were 2 relationships that equaled or exceeded $1.0 million which in aggregate totaled $3.4 million. The Company has seen improvement in the volume of potential problem loans over the past few years after seeing the volume increase in 2009 and 2010 as a result of weak economic conditions. The potential problem loans remain in a performing status due to a variety of factors, including payment history, the value of collateral supporting the credits, and personal or government guarantees. These factors, when considered in the aggregate, give management reason to believe that the current risk exposure on these loans does not warrant accounting for these loans as nonperforming. However, these loans do exhibit certain risk factors, which have the potential to cause them to become nonperforming. Accordingly, management’s attention is focused on these credits, which are reviewed on at least a quarterly basis.

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

Tompkins' model has been designed with certain key concepts in mind, including:

1.	An acknowledgment that arriving at an appropriate allowance requires a high degree of management judgment.

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

2.
Criticized and Classified Credits – For loans that are not impaired, but are rated special mention or worse, management evaluates credits based on elevated risk characteristics and assigns reserves based upon analysis of historical loss experience of loans with similar risk characteristics.

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

Although we believe our process for determining the allowance adequately considers all of the factors that would likely result in credit losses, this evaluation is inherently subjective as it requires material estimates, including expected default probabilities, loss emergence periods, the amounts and timing of expected future cash flows on impaired loans, and estimated losses based on historical loss experience and current economic conditions.  All of these factors may be susceptible to significant change.  To the extent that actual results differ from management estimates, additional loan loss provisions may be required that would adversely impact earnings for future periods. Based on its evaluation of the allowance as of December 31, 2016, management considers the allowance to be appropriate. Under adversely or positively different conditions or assumptions, the Company would need to increase or decrease the allowance.

Acquired Loans and Leases
As part of our determination of the fair value of our acquired loans at the time of acquisition, the Company established a credit mark to provide for expected losses in our acquired loan portfolio. There was no allowance for loan losses carried over from the acquired company. To the extent that credit quality deteriorates subsequent to acquisition, such deterioration would result in the establishment of an allowance for the acquired loan portfolio.

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

The allocation of the Company’s allowance as of December 31, 2016, and each of the previous four years is illustrated in Table 5- Allocation of the Allowance for Loan and Lease Losses, below.

Table 5 - Allocation of the Allowance for Originated and Acquired Loan and Lease Losses

	As of December 31,
(in thousands)	2016	2015	2014	2013	2012
Originated loans outstanding at end of year	$3,863,922	$3,310,768	$2,839,974	$2,527,244	$2,133,106

Allocation of the originated allowance by originated loan type:
Commercial and industrial	$9,389	$10,495	$9,157	$8,406	$7,533
Commercial real estate	19,836	15,479	12,069	10,459	10,184
Residential real estate	5,149	4,070	5,030	5,771	4,981
Consumer and other	1,224	1,268	1,900	2,059	1,940
Leases	0	0	0	5	5
Total	$35,598	$31,312	$28,156	$26,700	$24,643

Allocation of the originated allowance as a percentage of total originated allowance:
Commercial and industrial	27%	34%	32%	31%	31%
Commercial real estate	56%	49%	43%	39%	41%
Residential real estate	14%	13%	18%	22%	20%
Consumer and other	3%	4%	7%	8%	8%
Total	100%	100%	100%	100%	100%
Loan and lease types as a percentage of total originated loans and leases:
Commercial and industrial	25%	26%	27%	25%	24%
Commercial real estate	43%	41%	39%	40%	39%
Residential real estate	30%	31%	32%	33%	33%
Consumer and other	2%	2%	2%	2%	4%
Leases	0%	0%	0%	0%	0%
Total	100%	100%	100%	100%	100%

	As of December 31,
(in thousands)	2016	2015	2014	2013	2012
Acquired loans outstanding at end of year	$394,111	$461,274	$553,314	$667,040	$821,504

Allocation of the acquired allowance by acquired loan type:
Commercial and industrial	$0	$433	$431	$168	$0
Commercial real estate	97	61	337	770	0
Residential real estate	54	198	51	274	0
Consumer and other	6	0	22	58	0
Total	$157	$692	$841	$1,270	$0

Allocation of the acquired allowance as a percentage of total acquired allowance:
Commercial and industrial	0%	62%	51%	13%	0%
Commercial real estate	62%	9%	40%	60%	0%
Residential real estate	34%	29%	6%	22%	0%
Consumer and other	4%	0%	3%	5%	0%
Total	100%	100%	100%	100%	0%
Loan and lease types as a percentage of total acquired loans and leases:
Commercial and industrial	20%	18%	18%	19%	20%
Commercial real estate	64%	64%	63%	61%	60%
Residential real estate	16%	15%	16%	15%	15%
Consumer and other	0%	0%	0%	1%	1%
Covered	0%	3%	3%	4%	4%
Total	100%	100%	100%	100%	100%

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

The five year trend in the allowance is shown above. The growth in the total allowance balance in 2016 over 2015 and in 2015 over 2014 was mainly driven by growth in total loans, which were up 12.9% and 11.2%, respectively. The increased allocations related to loan growth were partially offset by improving asset quality measures, including lower levels of net loan losses, nonperforming loans, and balances of loans internally classified Special Mention or Substandard over the past few years. As of December 31, 2016, the total allowance for loan and lease losses was $35.8 million, which was up $3.8 million or 11.7% from year-end 2015. The year-end allowance for originated loans and leases was up $4.3 million compared to prior year, and the allowance for acquired loans was down $535,000 over year-end 2015.

The $3.8 million or 13.7% increase in the allowance for originated loans in 2016 over 2015 was mainly due to the 16.7% growth in the originated loan portfolio. The increase in the allowance allocations for commercial real estate loans was mainly due to the growth rate of 23.1% in 2016 over 2015. The higher loan balances impact the historical component of the Company’s allowance model, which applies a historical loss factor to each portfolio of pass rated credits. Partially offsetting the need for additional reserves resulting from loan growth was improvement in asset quality measures in the originated portfolio. Net loan recoveries in the originated loan portfolio totaled $149,000 in 2016, $689,000 in 2015, and $163,000 in 2014. Nonperforming loans and leases of $19.0 million at year-end 2016 were down 12.7% compared to year-end 2015.

The decrease in the allowance for acquired loans and leases reflects improved asset quality,in 2016, as well as the partial charge off of two credits that had specific reserves as of December 31, 2015. The amount of acquired loans internally-classified as Special Mention and Substandard at December 31, 2016 was down $3.9 million or 22.1% compared to December 31, 2015, reflecting successful workouts and related paydowns and charge-offs during 2016.

The level of future charge-offs is dependent upon a variety of factors such as national and local economic conditions, trends in, various industries, underwriting characteristics, and conditions unique to each borrower. Given uncertainties surrounding these factors, it is difficult to estimate future losses.

Table 6 - Analysis of the Allowance for Originated and Acquired Loan and Lease Losses

	December 31,
(in thousands)	2016	2015	2014	2013	2012
Average originated loans outstanding during year	$3,525,649	$3,023,456	$2,624,282	$2,307,493	$2,301,901
Balance of allowance at beginning of year	31,312	28,156	26,700	24,643	27,593

Originated loans charged-off:
Commercial and industrial	878	221	470	1,605	5,328
Commercial real estate	12	363	639	651	3,977
Residential real estate	263	338	512	752	2,390
Consumer and other	521	1,074	1,308	1,282	826
Leases	0	0	0	0	0
Total loans charged-off	$1,674	$1,996	$2,929	$4,290	$12,521

Recoveries of originated loans previously charged-off:
Commercial and industrial	576	809	636	4,162	198
Commercial real estate	859	1,277	1,832	718	200
Residential real estate	63	112	88	48	30
Consumer and other	325	487	536	419	306
Total loan recoveries	$1,823	$2,685	$3,092	$5,347	$734
Net loan (recoveries) and charge-offs	(149)	(689)	(163)	(1,057)	11,787
Additions to allowance charged to operations	4,137	2,467	1,293	1,000	8,837
Balance of originated allowance at end of year	$35,598	$31,312	$28,156	$26,700	$24,643
Originated allowance as a percentage of originated loans and leases outstanding	0.92%	0.95%	0.99%	1.06%	1.16%
Net (recoveries) charge-offs as a percentage of average originated loans and leases outstanding during the year	0.00%	(0.02)%	(0.01)%	(0.05)%	0.51%

	December 31,
(in thousands)	2016	2015	2014	2013	2012
Average acquired loans outstanding during year	$431,572	$508,490	$614,740	$746,045	$80,208
Balance of allowance at beginning of year	692	841	1,270	0	0

Acquired loans charged-off:
Commercial and industrial	698	77	293	2,991	0
Commercial real estate	181	400	631	179	0
Residential real estate	35	302	484	696	0
Consumer and other	121	6	51	25	0
Total loans charged-off	$1,035	$785	$1,459	$3,891	$0

Recoveries of acquired loans previously charged-off:
Commercial and industrial	20	7	0	0	0
Commercial real estate	268	142	0	0	0
Residential real estate	0	9	0	0	0
Consumer and other	28	0	17	0	0
Total loan recoveries	$316	$158	$17	$0	$0
Net loans charged-off	719	627	1,442	3,891	0
Additions to allowance charged to operations	184	478	1,013	5,161	0
Balance of acquired allowance at end of year	$157	$692	$841	$1,270	$0
Acquired allowance as a percentage of acquired loans outstanding	0.04%	0.14%	0.14%	0.17%	0.00%
Net charge-offs as a percentage of average acquired loans and leases outstanding during the year	0.17%	0.12%	0.23%	0.52%	0.00%
Total net charge-offs as a percentage of average total loans and leases outstanding during the year	0.00%	0.00%	0.04%	0.09%	0.49%

The provision for loan and lease losses represents management’s estimate of the expense necessary to maintain the allowance for loan and lease losses at an appropriate level. The provision for loan and lease losses was $4.3 million in 2016, compared to $2.9 million in 2015. The provision for originated loans and leases was $4.1 million in 2016, up from $2.5 million in 2015. The increase in the provision expense for originated loans was driven by the growth in the originated loan portfolio in 2016 over 2015, partly offset by improvements in asset quality measures. The provision expense for originated loans in 2016, 2015 and 2014 benefited from significant recoveries on two commercial/commercial real estate relationships that resulted in overall net recoveries on originated loans of $149,000 in 2016, $689,000 in 2015, and $163,000 in 2014. The provision for acquired loans was $184,000 in 2016, down from $478,000 in 2015. Net charge-offs in the acquired portfolio were $719,000 in 2016, up from $627,000 in 2015.

The ratio of the allowance for originated loan and lease losses as a percentage of total originated loans was 0.92% at year-end 2016 compared to 0.95% at year-end 2015, which is reflective of the stabilization in the level of loans internally classified Special Mention, Substandard and Doubtful and nonperforming loans and leases. Management believes that, based upon its evaluation as of December 31, 2016, the allowance is appropriate.

Deposits and Other Liabilities

Total deposits were $4.6 billion at December 31, 2016, an increase of $229.8 million or 5.2% compared to year-end 2015. The increase from year-end 2015 consisted of interest checking, savings and money market balances (up $116.8 million), and noninterest bearing deposits (up $97.4 million).

The most significant source of funding for the Company is core deposits. The Company defines core deposits as total deposits less time deposits of $250,000 or more, brokered deposits and municipal money market deposits. Core deposits grew by $230.6 million or 6.6% to $3.7 billion at year-end 2016 from $3.5 billion at year-end 2015. Core deposits represented 81.1% of total deposits at December 31, 2016, compared to 80.1% of total deposits at December 31, 2015.

Municipal money market accounts totaled $508.4 million at year-end 2016, which was a decrease of 10.2% over year-end 2015. In general, there is a seasonal pattern to municipal deposits starting with a low point during July and August. Account balances tend to increase throughout the fall and into the winter months from tax deposits and receive an additional inflow at the end of March from the electronic deposit of state funds.

Table 1-Average Statements of Condition and Net Interest Analysis, shows the average balance and average rate paid on the Company’s primary deposit categories for the years ended December 31, 2016, 2015, and 2014. Average interest-bearing deposits were up 4.4% in 2016 over 2015. The average cost of interest-bearing deposits was 0.32% for 2016 and 0.32% for 2015. Average noninterest bearing deposits at December 31, 2016 were up $100.9 million or 9.8% over year-end 2015. A maturity schedule of time deposits outstanding at December 31, 2016 is included in “Note 8 Deposits” in Notes to Consolidated Financial Statements in Part II, Item 8. of this Report.

The Company uses both retail and wholesale repurchase agreements. Retail repurchase agreements are arrangements with local customers of the Company, in which the Company agrees to sell securities to the customer with an agreement to repurchase those securities at a specified later date. Retail repurchase agreements totaled $59.1 million at December 31, 2016, and $66.3 million at December 31, 2015. Management generally views local repurchase agreements as an alternative to large time deposits. The Company’s wholesale repurchase agreements amounted to $10.0 million at December 31, 2016, and $70.2 million at December 31, 2015. At December 31, 2016, all of the Company's wholesale repurchase agreements were with the FHLB. Refer to “Note 9 Federal Funds Purchased and Securities Sold Under Agreements to Repurchase” in Notes to Consolidated Financial Statements in Part II, Item 8. of this Report for further details on the Company’s repurchase agreements.

The Company’s other borrowings totaled $884.8 million at year-end 2016, up $348.5 million or 65.0% from $536.3 million at year-end 2015. The increase was to support loan growth in excess of deposit growth. The $884.8 million in borrowings at December 31, 2016, included $503.8 million in overnight advances from the FHLB, $365.0 million in term advances from the FHLB and a $16.0 million advance from a third party bank. Borrowings at year-end 2015 included $272.2 million in overnight advances from the FHLB, $250.0 million of FHLB term advances, and a $13.5 million advance from a bank. Of the $365.0 million of the FHLB term advances at year-end 2016, $171.0 million are due over one year. Refer to “Note 10 Other Borrowings” in Notes to Consolidated Financial Statements in Part II, Item 8. of this Report for further details on the Company’s term borrowings with the FHLB.

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

Core deposits, discussed above under “Deposits and Other Liabilities”, are a primary and low cost funding source obtained primarily through the Company’s branch network. In addition to core deposits, the Company uses non-core funding sources to support asset growth. These non-core funding sources include time deposits of $250,000 or more, brokered time deposits, national deposit listing services, municipal money market deposits, bank borrowings, securities sold under agreements to repurchase, overnight borrowings and term advances from the FHLB and other funding sources. Rates and terms are the primary determinants of the mix of these funding sources.

Non-core funding sources totaled $1.8 billion at December 31, 2016, an increase of $280.3 million or 18.1% from $1.5 billion at December 31, 2015. Non-core funding sources increased year-over-year as the Company used growth in core deposits, brokered deposits, and time deposits of $250,000 or more to fund earning asset growth. Non-core funding sources as a percentage of total liabilities increased from 29.9% at year-end 2015 to 32.2% at year-end 2016.

Non-core funding sources may require securities to be pledged against the underlying liability. Securities carried at $1.2 billion at December 31, 2016 and 2015, respectively, were either pledged or sold under agreements to repurchase. Pledged securities or securities sold under agreements to repurchase represented 75.0% of total securities at December 31, 2016, compared to 81.2% of total securities at December 31, 2015.

Cash and cash equivalents totaled $64.0 million as of December 31, 2016, up from $58.3 million at December 31, 2015. Short-term investments, consisting of securities due in one year or less, decreased from $64.0 million at December 31, 2015, to $25.5 million at December 31, 2016.

Cash flow from the loan and investment portfolios provides a significant source of liquidity. These assets may have stated maturities in excess of one year, but have monthly principal reductions. Total mortgage-backed securities, at fair value, were $810.0 million at December 31, 2016 compared with $745.0 million at December 31, 2015. Outstanding principal balances of residential mortgage loans, consumer loans, and leases totaled approximately $1.3 billion at December 31, 2016 as compared to $1.2 million at December 31, 2015. Aggregate amortization from monthly payments on these assets provides significant additional cash flow to the Company.

Liquidity is enhanced by ready access to national and regional wholesale funding sources including Federal funds purchased, repurchase agreements, brokered certificates of deposit, and FHLB advances. Through its subsidiary banks, the Company has borrowing relationships with the FHLB and correspondent banks, which provide secured and unsecured borrowing capacity. At December 31, 2016, the unused borrowing capacity on established lines with the FHLB was $1.0 billion.

As members of the FHLB, the Company’s subsidiary banks can use certain unencumbered mortgage-related assets and securities to secure additional borrowings from the FHLB. At December 31, 2016, total unencumbered mortgage loans and securities of the Company were $343.7 million. Additional assets may also qualify as collateral for FHLB advances upon approval of the FHLB.

The Company has not identified any trends or circumstances that are reasonably likely to result in material increases or decreases in liquidity in the near term.

Table 7 - Loan Maturity

Remaining maturity of originated loans	At December 31, 2016
	Within
(in thousands)	Total	1 year	1-5 years	After 5 years
Commercial and industrial	$965,302	$286,564	$287,005	$391,733
Commercial real estate	1,670,033	38,679	142,633	1,488,721
Residential real estate	1,156,655	782	8,968	1,146,905
Total	$3,791,990	$326,025	$438,606	$3,027,359

Remaining maturity of acquired loans	At December 31, 2016
	Within
(in thousands)	Total	1 year	1-5 years	After 5 years
Commercial and industrial	$79,317	$26,993	$13,945	$38,379
Commercial real estate	250,808	32,490	129,612	88,706
Residential real estate	63,160	16,626	2,663	43,871
Total	$393,285	$76,109	$146,220	$170,956

Of the loan amounts shown above in Table 7 - Loan Maturity, maturing over 1 year, $1.7 billion have fixed rates and $2.1 billion have adjustable rates.

OFF-BALANCE SHEET ARRANGEMENTS

In the normal course of business the Company is party to certain financial instruments, which in accordance with accounting principles generally accepted in the United States, are not included in its Consolidated Statements of Condition. These transactions include commitments under standby letters of credit, unused portions of lines of credit, and commitments to fund new loans and are undertaken to accommodate the financing needs of the Company’s customers. Loan commitments are agreements by the Company to lend monies at a future date. These loan and letter of credit commitments are subject to the same credit policies and reviews as the Company’s loans. Because most of these loan commitments expire within one year from the date of issue, the total amount of these loan commitments as of December 31, 2016, are not necessarily indicative of future cash requirements. Further information on these commitments and contingent liabilities is provided in “Note 17 Commitments and Contingent Liabilities” in Notes to Consolidated Financial Statements in Part II, Item 8. of this Report.

CONTRACTUAL OBLIGATIONS

The Company leases land, buildings, and equipment under operating lease arrangements extending to the year 2090. Most leases include options to renew for periods ranging from 5 to 20 years. In addition, the Company has a software contract for its core banking application through June 30, 2024 along with contracts for more specialized software programs through 2020. Further information on the Company’s lease arrangements is provided in “Note 7 Premises and Equipment” in Notes to Consolidated Financial Statements in Part II, Item 8. of this Report. The Company’s contractual obligations as of December 31, 2016, are shown in Table 8-Contractual Obligations and Commitments below.

Table 8 - Contractual Obligations and Commitments

Contractual cash obligations	At December 31, 2016 Payments due within
(in thousands)	Total	1 year	1-3 years	3-5 years	After 5 years
Long-term debt	$395,373	$244,484	$150,889	$0	$0
Trust Preferred Debentures[1]	53,636	22,099	1,621	1,621	28,295
Operating leases	30,268	4,019	7,178	5,349	13,722
Software contracts	9,308	1,814	2,709	2,269	2,516
Total contractual cash obligations	$488,585	$272,416	$162,397	$9,239	$44,533

1  Dollar amounts include interest payments and contractual payments due until maturity without conversion to stock or early redemption for the remainder of the Company's Trust Preferred Debentures, except that the obligations shown in the "1 year" column reflect the planned redemption of the Tompkins Capital Trust I Trust Preferred Debentures in January 2017.

RECENTLY ISSUED ACCOUNTING STANDARDS

Refer to “Note 1 Summary of Significant Accounting Policies” in Notes to Consolidated Financial Statements in Part II, Item 8. of this Form 10-K for details of recently issued accounting pronouncements and their expected impact on the Company’s financial statements.

Fourth Quarter Summary

Fourth quarter 2016 net income was $15.1 million, an increase of 9.1% compared to the fourth quarter of 2015 net income of $13.9 million. Diluted earnings per share of $0.99 for the fourth quarter of 2016 were up 7.6% from $0.92 for the comparable period in 2015.

Net interest income on a taxable-equivalent basis totaled $47.4 million in the fourth quarter of 2016, up 6.5% from $44.5 million in the year-earlier quarter. Growth in average earning assets of $446.1 million was partially offset by a 5 basis point narrowing of the net interest margin to 3.30% in the fourth quarter of 2016 from 3.35% in 2015’s fourth quarter. The rise in average earning assets was attributable to a $447.7 million increase in average loans and leases.The yield on average interest earning assets of 3.69% for the fourth quarter of 2016 was down 5 basis points or 1.3% compared to the fourth quarter of 2015. Average noninterest bearing deposits balances for the fourth quarter of 2016 were up $104.3 million or 9.4% compared to the fourth quarter of 2015, and $63.6 million or 5.5% compared to the third quarter of 2016. The average cost of interest bearing liabilities in the fourth quarter of 2016 was 0.52% compared to 0.55% in the third quarter of 2016 and 0.52% in the fourth quarter of 2015.

Provision for loan and lease losses was $1.7 million for the fourth quarter of 2016, compared to $1.5 million in the fourth quarter of 2015. Net charge-offs totaled $63,000 in the fourth quarter of 2016, compared to net charge-offs of $494,000 for the fourth quarter of 2015.

Noninterest income was $16.3 million for the fourth quarter of 2016, which was down $1.6 million or 8.9% compared to the same period in 2015.

Noninterest expense was $39.4 million in the fourth quarter of 2016, which was in line with the same period in 2015.

Income tax expense for the fourth quarter of 2016 was $6.4 million compared to $6.6 million for the fourth quarter of 2015. The reduction in income tax expense is mainly due to the adoption of ASU 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.” The requirement to report the excess tax benefit related to settlements of share-based payment awards in earnings as an increase or (decrease) to income tax expense has been applied to settlements occurring on or after January 1, 2016, and the impact of applying that guidance reduced reported income tax expense by $847,000 in the fourth quarter of 2016.

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

The Company’s Board of Directors has set a policy that interest rate risk exposure will remain within a range whereby net interest income will not decline by more than 10% in one year as a result of a 100 basis point parallel change in rates. Based upon the simulation analysis performed as of November 30, 2016, a 200 basis point parallel upward change in interest rates over a one-year time frame would result in a one-year decrease in net interest income of approximately 1.7% from the base case, while a 100 basis point parallel decline in interest rates over a one-year period would result in a one-year decrease in net interest income of approximately 1.5% from the base case. The simulation assumes no balance sheet growth and no management action to address balance sheet mismatches.

The decrease in net interest income in the rising rate scenario is a result of the balance sheet showing a more liability sensitive position over a one year time horizon. As such, in the short-term net interest income is expected to trend slightly below the base assumption, as upward adjustments to rate sensitive deposits and short-term funding outpace increases to asset yields which are concentrated in intermediate to longer-term products. As intermediate and longer-term assets continue to reprice/adjust into higher rate environment and funding costs stabilize, net interest income is expected to trend upwards.

The exposure in the 100 basis point decline scenario results from the Company’s assets repricing downward to a greater degree than the rates on the Company’s interest-bearing liabilities, mainly deposits. Rates on savings and money market accounts are at low levels given the historically low interest rate environment experienced in recent years. In addition, the model assumes that prepayments accelerate in the down interest rate environment resulting in additional pressure on asset yields as proceeds are reinvested at lower rates.

The most recent simulation of a base case scenario, which assumes interest rates remain unchanged from the date of the simulation, reflects a net interest margin that is stable to higher over the next 12 to 18 months.

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

In addition to the simulation analysis, management uses an interest rate gap measure. Table 9-Interest Rate Risk Analysis below is a Condensed Static Gap Report, which illustrates the anticipated repricing intervals of assets and liabilities as of December 31, 2016. The Company’s one-year interest rate gap was a negative $520.7 million or 8.35% of total assets at December 31, 2016, compared with a negative $423.8 million or 7.45% of total assets at December 31, 2015. A negative gap position exists when the amount of interest-bearing liabilities maturing or repricing exceeds the amount of interest-earning assets maturing or repricing within a particular time period. This analysis suggests that the Company’s net interest income is more vulnerable to an increasing rate environment than it is to a prolonged declining interest rate environment. An interest rate gap measure could be significantly affected by external factors such as a rise or decline in interest rates, loan or securities prepayments, and deposit withdrawals.

Table 9 - Interest Rate Risk Analysis

Condensed Static Gap - December 31, 2016	Repricing Interval

(in thousands)	Total	0-3 months	3-6 months	6-12 months	12 months
Interest-earning assets*	$5,887,889	$1,141,530	$240,639	$469,335	$1,851,504
Interest-bearing liabilities	4,380,663	1,874,713	222,634	274,807	2,372,154
Net gap position		(733,183)	18,005	194,528	(520,650)
Net gap position as a percentage of total assets		(11.76)%	0.29%	3.12%	(8.35)%

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

The Audit/Examining Committee of the board of directors, composed solely of outside directors, meets periodically and privately with management, internal auditors, and the independent registered public accounting firm, KPMG LLP, to review matters relating to the quality of financial reporting, internal accounting control, and the nature, extent, and results of audit efforts. The independent registered public accounting firm and internal auditors have unlimited access to the Audit/Examining Committee to discuss all such matters. The consolidated financial statements have been audited by KPMG LLP for the purpose of expressing an opinion on the consolidated financial statements. In addition, KPMG LLP has audited internal control over financial reporting, as of December 31, 2016.

/s/ Stephen S. Romaine	/s/ Francis M. Fetsko	Date: February 28, 2017

Stephen S. Romaine	Francis M. Fetsko
Chief Executive Officer	Chief Financial Officer
Chief Operating Officer

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Tompkins Financial Corporation:

We have audited the accompanying consolidated statements of condition of Tompkins Financial Corporation and subsidiaries (the Company) as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, cash flows, and changes in shareholders’ equity for each of the years in the three-year period ended December 31, 2016. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Tompkins Financial Corporation and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Tompkins Financial Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 28, 2017 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP
Rochester, New York
February 28, 2017

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Tompkins Financial Corporation:

We have audited Tompkins Financial Corporation and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of condition of Tompkins Financial Corporation and subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, cash flows, and changes in shareholders’ equity for each of the years in the three-year period ended December 31, 2016, and our report dated February 28, 2017 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
Rochester, New York
February 28, 2017

TOMPKINS FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CONDITION

(in thousands, except share and per share data)	As of	As of
ASSETS	12/31/2016	12/31/2015
Cash and noninterest bearing balances due from banks	$62,074	$56,261
Interest bearing balances due from banks	1,880	1,996
Cash and Cash Equivalents	63,954	58,257

Trading securities, at fair value	0	7,368
Available-for-sale securities, at fair value (amortized cost of $1,442,724 at December 31, 2016 and $1,390,255 at December 31, 2015)	1,429,538	1,385,684
Held-to-maturity securities, at amortized cost (fair value of $142,832 at December 31, 2016 and $146,686 at December 31, 2015)	142,119	146,071
Originated loans and leases, net of unearned income and deferred costs and fees	3,863,922	3,310,768
Acquired loans	394,111	461,274
Less: Allowance for loan and lease losses	35,755	32,004
Net Loans and Leases	4,222,278	3,740,038

Federal Home Loan Bank and other stock	43,133	29,969
Bank premises and equipment, net	70,016	60,331
Corporate owned life insurance	77,905	75,792
Goodwill	92,623	91,792
Other intangible assets, net	11,349	12,448
Accrued interest and other assets	83,841	82,245
Total Assets	$6,236,756	$5,689,995
LIABILITIES
Deposits:
Interest bearing:
Checking, savings and money market	2,518,318	2,401,519
Time	870,788	855,133
Noninterest bearing	1,236,033	1,138,654
Total Deposits	4,625,139	4,395,306

Federal funds purchased and securities sold under agreements to repurchase	69,062	136,513
Other borrowings	884,815	536,285
Trust preferred debentures	37,681	37,509
Other liabilities	70,654	67,916
Total Liabilities	$5,687,351	$5,173,529
EQUITY
Tompkins Financial Corporation shareholders’ equity:
Common Stock - par value $.10 per share: Authorized 25,000,000 shares; Issued: 15,171,816 at December 31, 2016; and 15,015,594 at December 31, 2015	1,517	1,502
Additional paid-in capital	357,414	350,823
Retained earnings	230,182	197,445
Accumulated other comprehensive loss	(37,109)	(31,001)
Treasury stock, at cost – 117,997 shares at December 31, 2016, and 116,126 shares at December 31, 2015	(4,051)	(3,755)
Total Tompkins Financial Corporation Shareholders’ Equity	547,953	515,014
Noncontrolling interests	1,452	1,452
Total Equity	$549,405	$516,466
Total Liabilities and Equity	$6,236,756	$5,689,995
 See notes to consolidated financial statements.

TOMPKINS FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

	Year ended December 31,
(in thousands, except per share data)	2016	2015	2014
INTEREST AND DIVIDEND INCOME
Loans	$169,630	$154,636	$150,966
Due from banks	6	4	2
Trading securities	220	352	418
Available-for-sale securities	27,846	29,525	31,298
Held-to-maturity securities	3,603	3,100	999
Federal Home Loan Bank stock and Federal Reserve Bank stock	1,434	1,129	810
Total Interest and Dividend Income	202,739	188,746	184,493
INTEREST EXPENSE
Time certificates of deposits of $250,000 or more	1,654	1,367	1,370
Other deposits	9,059	9,084	9,711
Federal funds purchased and securities sold under agreements to repurchase	2,228	2,709	2,947
Trust preferred debentures	2,390	2,308	2,287
Other borrowings	6,772	4,897	4,368
Total Interest Expense	22,103	20,365	20,683
Net Interest Income	180,636	168,381	163,810
Less: Provision for loan and lease losses	4,321	2,945	2,306
Net Interest Income After Provision for Loan and Lease Losses	176,315	165,436	161,504
NONINTEREST INCOME
Insurance commissions and fees	29,492	29,286	28,489
Investment services income	15,203	15,416	15,493
Service charges on deposit accounts	8,793	9,325	9,404
Card services income	8,058	7,837	7,942
Mark-to-market loss on trading securities	(182)	(295)	(269)
Mark-to-market gain on liabilities held at fair value	227	385	331
Other income	6,291	8,878	8,984
Net gain on securities transactions	926	1,108	391
Total Noninterest Income	68,808	71,940	70,765
NONINTEREST EXPENSES
Salaries and wages	76,950	72,707	69,558
Pension and other employee benefits	20,496	16,025	21,102
Net occupancy expense of premises	12,521	12,312	12,203
Furniture and fixture expense	6,450	6,146	5,708
FDIC insurance	3,024	2,992	2,906
Amortization of intangible assets	2,090	2,013	2,095
Other operating expenses	37,076	37,667	41,121
Total Noninterest Expenses	158,607	149,862	154,693
Income Before Income Tax Expense	86,516	87,514	77,576
Income Tax Expense	27,045	28,962	25,404
Net Income Attributable to Noncontrolling Interests and Tompkins Financial Corporation	59,471	58,552	52,172
Less: Net income attributable to noncontrolling interests	131	131	131
Net Income Attributable to Tompkins Financial Corporation	$59,340	$58,421	$52,041
Basic Earnings Per Share	$3.94	$3.91	$3.51
Diluted Earnings Per Share	$3.91	$3.87	$3.48
See notes to consolidated financial statements.

TOMPKINS FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year ended December 31,
(in thousands)	2016	2015	2014
Net income attributable to noncontrolling interests and Tompkins Financial Corporation	$59,471	$58,552	$52,172
Other comprehensive income (loss), net of tax:

Available-for-sale securities:
Change in net unrealized gain/loss during the period	(4,615)	(4,946)	11,459
Reclassification adjustment for net realized gain on sale included in available-for-sale securities	(556)	(665)	(235)

Employee benefit plans:
Net retirement plan gain (loss)	(1,673)	1,108	(14,527)
Net retirement plan prior service cost	(113)	0	3,769
Amortization of net retirement plan actuarial gain	803	1,331	639
Amortization of net retirement plan prior service cost (credit)	46	(3,818)	3

Other comprehensive (loss) income	(6,108)	(6,990)	1,108

Subtotal comprehensive income attributable to noncontrolling interests and Tompkins Financial Corporation	53,363	51,562	53,280
Less: Total comprehensive income attributable to noncontrolling interests	(131)	(131)	(131)
Total comprehensive income attributable to Tompkins Financial Corporation	$53,232	$51,431	$53,149

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
(in thousands)	2016	2015	2014
OPERATING ACTIVITIES
Net income attributable to Tompkins Financial Corporation	$59,340	$58,421	$52,041
Adjustments to reconcile net income, attributable to Tompkins Financial Corporation, to net cash provided by operating activities:
Provision for loan and lease losses	4,321	2,945	2,306
Depreciation and amortization of premises, equipment, and software	6,829	6,468	5,710
Accretion related to purchase accounting	(3,324)	(5,453)	(8,378)
Amortization of intangible assets	2,090	2,013	2,095
Earnings from corporate owned life insurance, net	(2,106)	(2,064)	(1,883)
Net amortization on securities	11,623	11,907	10,683
Mark-to-market loss on trading securities	182	295	269
Mark-to-market gain loss on liabilities held at fair value	(227)	(385)	(331)
Deferred income tax expense	1,859	2,904	5,031
Net gain on sale of securities transactions	(926)	(1,108)	(391)
Net gain on sale of loans	(95)	(54)	(362)
Proceeds from sale of loans	4,001	3,282	20,263
Loans originated for sale	(3,360)	(3,774)	(19,596)
Gain on IRA conversion	0	0	(140)
Gain on pension plan curtailment	0	(6,003)	0
Net loss on sale of bank premises and equipment	7	11	6
Net excess tax benefit from stock based compensation	1,433	358	234
Stock-based compensation expense	2,270	1,903	1,506
(Increase) decrease in interest receivable	(957)	85	68
Increase (decrease) in accrued interest payable	(71)	105	(253)
Proceeds from maturities, calls and principal paydowns of trading securities	5,781	1,315	1,711
Proceeds from sales of trading securities	1,397	0	0
Contribution to pension plan	(1,300)	0	0
Other, net	2,093	9,631	7,008
Net Cash Provided by Operating Activities	90,860	82,802	77,597
INVESTING ACTIVITIES
Proceeds from maturities, calls and principal paydowns of available-for-sale securities	244,456	249,800	219,082
Proceeds from sales of available-for-sale securities	97,296	137,594	90,551
Proceeds from maturities, calls and principal paydowns of held-to-maturity securities	11,776	11,709	11,557
Purchases of available-for-sale securities	(404,528)	(391,116)	(348,555)
Purchases of held-to-maturity securities	(8,207)	(69,947)	(80,817)
Net increase in loans and leases	(485,067)	(375,205)	(195,010)
Net (increase) decrease in Federal Home Loan Bank and Federal Reserve Bank Stock	(13,164)	(8,710)	3,782
Proceeds from sale of bank premises and equipment	100	87	198
Purchases of bank premises and equipment	(16,056)	(6,343)	(9,040)
Purchased of corporate owned life insurance	0	0	(2,500)
Net cash used in acquisitions	(218)	0	(415)
Other, net	119	(789)	412
Net Cash Used in Investing Activities	(573,493)	(452,920)	(310,755)
FINANCING ACTIVITIES
Net increase in demand, money market, and savings deposits	214,178	269,100	189,559
Net (decrease) increase in time deposits	16,946	(41,440)	34,243
Net decrease in securities sold under agreements to repurchase and Federal funds purchased	(67,279)	(9,400)	(19,555)
Increase in other borrowings	761,001	452,759	339,948
Repayment of other borrowings	(412,245)	(272,630)	(314,606)
Net shares issued related to restricted stock awards	(835)	(195)	64
Cash dividends	(26,603)	(25,411)	(23,983)
Repurchase of common stock	(1,166)	(3,505)	(4,602)
Shares issued for dividend reinvestment plan	3,201	0	2,186
Shares issued for employee stock ownership plan	1,938	1,595	1,528
Common stock issued	0	50	50
Net proceeds from exercise of stock options	(806)	1,382	1,512
Net Cash Provided by Financing Activities	488,330	372,305	206,344
Net Increase (Decrease) Cash and Cash Equivalents	5,697	2,187	(26,814)
Cash and cash equivalents at beginning of year	58,257	56,070	82,884
Total Cash & Cash Equivalents at End of Year	$63,954	$58,257	$56,070

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

Supplemental Cash Flow Information

	Year ended December 31,
(in thousands)	2016	2015	2014

Cash paid during the year for - Interest	$23,465	$21,768	$22,660
Cash paid, net of refunds, during the year for - Income taxes	24,665	22,672	10,764
Non-cash investing and financing activities:
Transfer of loans to other real estate owned	1,179	1,276	5,591

See notes to consolidated financial statements.

TOMPKINS FINANCIAL CORPORATION CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(in thousands except share and per share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Non- controlling Interests	Total
Balances at December 31, 2013	$1,479	$346,096	$137,102	$(25,119)	$(3,071)	$1,452	$457,939
Net income attributable to noncontrolling interests and Tompkins Financial Corporation			52,041			131	52,172
Other comprehensive income				1,108			1,108
Total Comprehensive Income							53,280
Cash dividends ($1.62 per share)			(23,983)				(23,983)
Net exercise of stock options and related tax benefit (75,323 shares, net)	7	1,739					1,746
Common stock repurchased and returned to unissued status (101,466 shares)	(10)	(4,592)					(4,602)
Stock-based compensation expense		1,506					1,506
Shares issued for dividend reinvestment plan (46,081 shares)	4	2,182					2,186
Shares issued for employee stock ownership plan (31,192 shares)	3	1,525					1,528
Directors deferred compensation plan (5,987 shares)		329			(329)		0
Restricted stock activity (94,137 shares)	10	54					64
Shares issued for purchase acquisition (1,080 shares)		50					50
Dividend to noncontrolling interests						(131)	(131)
Balances at December 31, 2014	$1,493	$348,889	$165,160	$(24,011)	$(3,400)	$1,452	$489,583
Net income attributable to noncontrolling interests and Tompkins Financial Corporation			58,421			131	58,552
Other comprehensive loss				(6,990)			(6,990)
Total Comprehensive Income							51,562
Cash dividends ($1.70 per share)			(25,411)				(25,411)
Net exercise of stock options and related tax benefit (80,681 shares, net)	8	1,732					1,740
Common stock repurchased and returned to unissued status (67,481 shares)	(6)	(3,499)					(3,505)
Stock-based compensation expense		1,903					1,903
Shares issued for employee stock ownership plan (29,575 shares)	3	1,592					1,595
Directors deferred compensation plan (4,690 shares)		355			(355)		0
Restricted stock activity (40,505 shares)	4	(199)					(195)
Shares issued for purchase acquisition (960 shares)		50					50
Adoption of ASU 2014-01 Investments Accounting for Investments in Qualified Affordable Housing Projects			(725)				(725)
Dividend to noncontrolling interests						(131)	(131)
Balances at December 31, 2015	$1,502	$350,823	$197,445	$(31,001)	$(3,755)	$1,452	$516,466

TOMPKINS FINANCIAL CORPORATION CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (continued)

(in thousands except share and per share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Non- controlling Interests	Total
Balances at December 31, 2015	$1,502	$350,823	$197,445	$(31,001)	$(3,755)	$1,452	$516,466
Net income attributable to noncontrolling interests and Tompkins Financial Corporation			59,340			131	59,471
Other comprehensive loss				(6,108)			(6,108)
Total Comprehensive Income							53,363
Cash dividends ($1.77 per share)			(26,603)				(26,603)
Net exercise of stock options (39,931 shares, net)	4	(810)					(806)
Common stock repurchased and returned to unissued status (22,356 shares)	(2)	(1,164)					(1,166)
Stock-based compensation expense		2,270					2,270
Shares issued for dividend reinvestment plan (45,148 shares)	4	3,197					3,201
Shares issued for employee stock ownership plan (31,435 shares)	3	1,935					1,938
Directors deferred compensation plan (1,871 shares)		296			(296)		0
Restricted stock activity (29,511 shares)	3	(838)					(835)
Shares issued for purchase acquisition (32,553 shares)	3	1,705					1,708
Dividend to noncontrolling interests						(131)	(131)
Balances at December 31, 2016	$1,517	$357,414	$230,182	$(37,109)	$(4,051)	$1,452	$549,405

See notes to consolidated financial statements.

Note 1 Summary of Significant Accounting Policies

BASIS OF PRESENTATION: Tompkins Financial Corporation (“Tompkins” or “the Company”) is a registered Financial Holding Company with the Federal Reserve Board pursuant to the Bank Holding Company Act of 1956, as amended, organized under the laws of New York State, and is the parent company of Tompkins Trust Company (the “Trust Company”), The Bank of Castile, Mahopac Bank (formerly known as The Mahopac National Bank), VIST Bank, Tompkins Insurance Agencies, Inc. (“Tompkins Insurance”) and TFA Management, Inc. The Trust Company provides a full array of trust and investment services under the Tompkins Financial Advisors brand. Unless the context otherwise requires, the term “Company” refers to Tompkins Financial Corporation and its subsidiaries.

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

The consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclose contingent assets and liabilities, at the date of the financial statements and the reported amounts of revenue and expense during the reporting period. Actual results could differ from those estimates. Significant items subject to such estimates and assumptions include the allowance for loan and lease losses, valuation of goodwill and intangible assets, deferred income tax assets, other-than-temporary impairment on investments, and obligations related to employee benefits. Amounts in the prior years’ consolidated financial statements are reclassified when necessary to conform to the current year’s presentation.

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

CASH AND CASH EQUIVALENTS: Cash and cash equivalents in the Consolidated Statements of Cash Flows include cash and noninterest bearing balances due from banks, interest-bearing balances due from banks, Federal funds sold, and money market funds. Management regularly evaluates the credit risk associated with the counterparties to these transactions and believes that the Company is not exposed to any significant credit risk on cash and cash equivalents. Each bank subsidiary is required to maintain reserve balances by the Federal Reserve Bank of New York. At December 31, 2016, and December 31, 2015, the reserve requirements for the Company’s banking subsidiaries totaled $6.6 million and $5.4 million, respectively.

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

ACQUIRED LOANS AND LEASES: Loans acquired in acquisitions, subsequent to the effective date of ASC Topic 805, Business Combination, are recorded at fair value and subsequently accounted for in accordance with ASC Topic 310, and there is no carryover of the related allowance for loan and lease losses. Loans acquired with evidence of credit impairment are accounted for under ASC Subtopic 310-30. These loans may be aggregated and accounted for as pools of loans if the loans being aggregated have common risk characteristics. In the VIST acquisition, the Company elected to account for the loans with evidence of credit deterioration individually rather than aggregate them into pools. The difference between the undiscounted cash flows expected at acquisition and the investment in the acquired loans, or the “accretable yield,” is recognized as interest income utilizing the level-yield method over the life of each loan. Contractually required payments for interest and principal that exceed the undiscounted cash flows expected at acquisition, or the “non-accretable difference,” are not recognized as a yield adjustment, as a loss accrual or as a valuation allowance.

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

ALLOWANCE FOR LOAN AND LEASE LOSSES: The Company has developed a methodology to measure the amount of estimated loan loss exposure inherent in the loan portfolio to assure that an appropriate allowance is maintained. The Company’s methodology is based upon guidance provided in SEC Staff Accounting Bulletin No. 102, Selected Loan Loss Allowance Methodology and Documentation Issues and allowance allocations are calculated in accordance with ASC Topic 310, Receivables and ASC Topic 450, Contingencies. The model is comprised of four major components that management has deemed appropriate in evaluating the appropriateness of the allowance for loan and lease losses. While none of these components, when used independently, is effective in arriving at a reserve level that appropriately measures the risk inherent in the portfolio, management believes that using them collectively, provides reasonable measurement of the loss exposure in the portfolio. The components include: impaired loans; criticized and classified credits; historical loss experience; and qualitative or subjective analysis. For impaired loans, an allowance is recognized if the fair value of the loan is less than the recorded investment in the loan (recorded investment in the loan is the principal balance plus any accrued interest, net of deferred loan fees or costs and unamortized premium or discount). A loan’s fair value reflects the present value of expected future cash flows discounted at the loan’s effective interest rate, or if the loan is collateral dependent, the fair value of the collateral, less estimated disposal costs. If the loan is collateral dependent, the principal balance of the loan is charged-off in an amount equal to the impairment measurement. The fair value of collateral dependent loans is derived primarily from collateral appraisals performed by independent third-party appraisers. For loans that are not impaired, but are rated special mention or worse, management evaluates credits based on elevated risk characteristics and assigns reserves based upon analysis of historical loss experience of loans with similar risk characteristics. For loans that are not impaired or reviewed individually, management assigns a reserve based upon historical loss experience over a designated look-back period. Management has evaluated a variety of look-back periods and has determined that a seven year look back period is appropriate to capture a full range of economic cycles. Management has also evaluated a variety of statistical methods in analyzing loss history, including averages, weighted averages and loss emergence periods and has determined that by applying a loss emergence period analysis to historical losses over a full economic cycle has resulted in a reasonable estimate of losses inherent in the loan portfolio. The model also includes an analysis of a variety of subjective factors to support the reserve estimate. These subjective factors may include allowance allocations for risks that may not otherwise be fully recognized in other components of the model. Among the subjective factors that are routinely considered as part of this analysis are: growth trends in the portfolio, changes in management and/or polices related to lending activities, trends in classified or nonaccrual loans, concentrations of credit, local and national economic trends, and industry trends.

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

RECENT ACCOUNTING PRONOUNCEMENTS

ASU 2014-09, “Revenue from Contracts with Customers (Topic 606).” ASU 2014-09 implements a common revenue standard that clarifies the principles for recognizing revenue. The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply the following steps: (i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract and (v) recognize revenue when (or as) the entity satisfies a performance obligation. ASU 2014-09 was originally going to be effective for us on January 1, 2017; however, the FASB recently issued ASU 2015-14, “Revenue from Contracts with Customers (Topic 606) - Deferral of the Effective Date" which deferred the effective date of ASU 2014-09 by one year to January 1, 2018. Tompkins’ revenue is comprised of net interest income on financial assets and financial liabilities, which is explicitly excluded from the scope of ASU 2014-09, and non-interest income. With respect to noninterest income, the Company has identified revenue streams within the scope of the guidance, and is performing an evaluation of the underlying revenue contracts. Tompkins does not expect these changes to have a significant impact on the Company’s financial statements. The Company expects to adopt the standard in the first quarter of 2018 with a cumulative effect adjustment to opening retained earnings, if such adjustment is deemed to be significant.

ASU 2014-12 “Compensation—Stock Compensation” (Topic 718”): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period, a consensus of the FASB Emerging Issues Task Force (ASU 2014-12). ASU 2014-12 requires that a performance target that affects vesting of share-based payment awards and that could be achieved after the requisite service period be treated as a performance condition. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the periods for which the requisite service has already been rendered. If the performance target becomes probable of being achieved before the end of the requisite service period, the remaining unrecognized compensation cost should be recognized prospectively over the remaining requisite service period. The total amount of compensation cost recognized during and after the requisite service period should reflect the number of awards that are expected to vest and should be adjusted to reflect those awards that ultimately vest. The requisite service period ends when the employee can cease rendering service and still be eligible to vest in the award if the performance target is achieved. ASU 2014-12 was effective for all entities for interim and annual periods beginning after December 15, 2015, with early adoption permitted. The adoption of ASU 2014-12 did not have a material impact on the Company’s consolidated financial condition or results of operations because the Company has not historically granted performance-based stock compensation.

ASU 2015-01, “Income Statement – Extraordinary and Unusual Items (Subtopic 225-20) – Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items.” ASU 2015-01 eliminates from U.S. GAAP the concept of extraordinary items, which, among other things, required an entity to segregate extraordinary items considered to be unusual and infrequent from the results of ordinary operations and show the item separately in the income statement, net of tax, after income from continuing operations. ASU 2015-01 became effective for us on January 1, 2016 and did not have a significant impact on our consolidated financial statements.

ASU 2015-02, “Consolidation (Topic 810) – Amendments to the Consolidation Analysis.” ASU 2015-02 implements changes to both the variable interest consolidation model and the voting interest consolidation model. ASU 2015-02 (i) eliminates certain criteria that must be met when determining when fees paid to a decision maker or service provider do not represent a variable interest, (ii) amends the criteria for determining whether a limited partnership is a variable interest entity and (iii) eliminates the presumption that a general partner controls a limited partnership in the voting model. ASU 2015-02 became effective for us on January 1, 2016 and did not have a significant impact on our consolidated financial statements.

ASU 2015-03, “Interest – Imputation of Interest (Subtopic 835-30) – Simplifying the Presentation of Debt Issuance Costs.” ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in ASU 2015-03. ASU 2015-03 became effective for us on January 1, 2016 and unamortized debt issuance costs are now presented as a direct deduction from the carrying amount of the related debt liability in our accompanying consolidated statements of condition.

ASU 2015-05, “Intangibles – Goodwill and Other - Internal-Use Software (Subtopic 350-40) – Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement.” ASU 2015-05 addresses accounting for fees paid by a customer in cloud computing arrangements such as (i) software as a service, (ii) platform as a service, (iii) infrastructure as a service and (iv) other similar hosting arrangements. ASU 2015-05 provides guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. ASU 2015-05 became effective for us on January 1, 2016 and did not have a significant impact on our consolidated financial statements.

ASU 2015-16, “Business Combinations (Topic 805) – Simplifying the Accounting for Measurement-Period Adjustments.” ASU 2015-16 requires that adjustments to provisional amounts that are identified during the measurement period of a business combination be recognized in the reporting period in which the adjustment amounts are determined. Furthermore, the income statement effects of such adjustments, if any, must be calculated as if the accounting had been completed at the acquisition date. The portion of the amount recorded in current-period earnings that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. Under previous guidance, adjustments to provisional amounts identified during the measurement period are to be recognized retrospectively. ASU 2015-16 became effective for us on January 1, 2016 and did not have a significant impact on our consolidated financial statements.

ASU 2016-01, “Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.” ASU 2016-1, among other things, (i) requires equity investments, with certain exceptions, to be measured at fair value with changes in fair value recognized in net income, (ii) simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment, (iii) eliminates the requirement for public business entities to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet, (iv) requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, (v) requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments, (vi) requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or the accompanying notes to the financial statements and (viii) clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale. ASU 2016-1 will be effective for us on January 1, 2018 and is not expected to have a significant impact on our consolidated financial statements.

ASU 2016-02,“Leases (Topic 842).” ASU 2016-02 will, among other things, require lessees to recognize a lease liability, which is a lessee‘s obligation to make lease payments arising from a lease, measured on a discounted basis; and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. ASU 2016-02 does not significantly change lease accounting requirements applicable to lessors; however, certain changes were made to align, where necessary, lessor accounting with the lessee accounting model and ASC Topic 606, “Revenue from Contracts with Customers.” ASU 2016-2 will be effective for Tompkins on January 1, 2019 and will require transition using a modified retrospective approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The Company occupies certain banking offices and uses certain equipment under noncancelable operating lease agreements, which currently are not reflected in its consolidated balance sheet. Upon adoption of the guidance, the Company expects to report increased assets and increased liabilities as a result of recognizing right-of-use assets and lease liabilities on its consolidated balance sheet. Tompkins is currently evaluating the extent of the impact that the adoption of this ASU will have on our consolidated financial statements.

ASU 2016-05“Derivatives and Hedging (Topic 815) Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships.” ASU 2016-05 clarifies that a change in the counterparty to a derivative instrument that has been designated as the hedging instrument under ASC Topic 815 does not, in and of itself, require dedesignation of that hedging relationship provided that all other hedge accounting criteria continue to be met. ASU 2016-05 became effective for Tompkins on January 1, 2017 and is not expected to have a significant impact on our consolidated financial statements.

ASU 2016-07, “Investments - Equity Method and Joint Ventures (Topic 323): Simplifying the Transition to the Equity Method of Accounting.” The amendments affect all entities that have an investment that becomes qualified for the equity method of accounting as a result of an increase in the level of ownership interest or degree of influence. ASU 2016-07 simplifies the transition to the equity method of accounting by eliminating retroactive adjustment of the investment when an investment qualifies for use of the equity method, among other things. ASU 2016-07 became effective for Tompkins on January 1, 2017 and is not expected to have a significant impact on our consolidated financial statements.

ASU 2016-08, “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net).” ASU 2016-08 was issued to clarify certain principal versus agent considerations within the implementation guidance of ASC Topic 606, “Revenue from Contracts with Customers.” The effective date and transition of ASU 2016-08 is the same as the effective date and transition of ASU 2014-09, Revenue from Contracts with Customers (Topic 606), as discussed above. Tompkins is currently evaluating the potential impact of ASU 2016-08 on our consolidated financial statements.

ASU 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.” Under ASU 2016-09, all excess tax benefits and tax deficiencies related to share-based payment awards should be recognized as income tax expense or benefit in the income statement during the period in which they occur. Previously, such amounts were recorded in the pool of excess tax benefits included in additional paid-in capital, if such pool was available. Because excess tax benefits are no longer recognized in additional paid-in capital, the assumed proceeds from applying the treasury stock method when computing earnings per share should exclude the amount of excess tax benefits that would have previously been recognized in additional paid-in capital. Additionally, excess tax benefits should be classified along with other income tax cash flows as an operating activity rather than a financing activity, as was previously the case. ASU 2016-09 also provides that an entity can make an entity-wide accounting policy election to either estimate the number of awards that are expected to vest (current GAAP) or account for forfeitures when they occur. ASU 2016-09 changes the threshold to qualify for equity classification (rather than as a liability) to permit withholding up to the maximum statutory tax rates (rather than the minimum as was previously the case) in the applicable jurisdictions.

The Company elected to early adopt the provisions of ASU 2016-09 during the fourth quarter of 2016 in advance of the required application date of January 1, 2017. The Company's consolidated financial statements for the year ended December 31, 2016 include the provisions of ASU 2016-09 effective January 1, 2016. The requirement to report the excess tax benefit related to settlements of share-based payment awards in earnings as an increase or (decrease) to income tax expense has been applied to settlements occurring on or after January 1, 2016, and the impact of applying that guidance reduced reported income tax expense by $1.4 million.

ASU 2016-09 also requires that all income tax-related cash flows resulting from share-based payments be reported as operating activity in the statement of cash flows. Previously, income tax benefits at settlement of an award were reported as a reduction of operating cash flows and an increase to financing cash flows to the extent that those benefits exceeded the income tax benefits reported in earnings during the award's vesting period. The Company elected to apply that change in cash flow classification on a retrospective basis, which has resulted in a $358,000 and $234,000 increase to net cash from operating activities and a corresponding decrease to net cash from financing activities in the accompanying consolidated statements of cash flow for the twelve months ended December 31, 2015 and 2014, respectively.

ASU No. 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing.” ASU 2016-10 was issued to clarify ASC Topic 606, “Revenue from Contracts with Customers” related to (i) identifying performance obligations; and (ii) the licensing implementation guidance. The effective date and transition of ASU 2016-10 is the same as the effective date and transition of ASU 2014-09, “Revenue from Contracts with Customers (Topic 606),” as discussed above. Tompkins is currently evaluating the potential impact of ASU 2016-10 on our consolidated financial statements.

ASU No. 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” ASU 2016-13 requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts and requires enhanced disclosures related to the significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an organization’s portfolio. In addition, ASU 2016-13 amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. ASU 2016-13 will be effective on January 1, 2020. Tompkins is currently evaluating the requirements of the new guidance to determine what modifications to our existing allowance methodology may be required. The Company expects that the new guidance will likely result in an increase in the allowance; however, Tompkins is unable to quantify the impact at this time since we are still reviewing the guidance. The extent of any impact to our allowance will depend, in part, upon the composition of our loan portfolio at the adoption date as well as economic conditions and loss forecasts at that date.

ASU 2016-15, “Statement of Cash Flows (Topic 230) - Classification of Certain Cash Receipts and Cash Payments.” ASU 2016-15 provides guidance related to certain cash flow issues in order to reduce the current and potential future diversity in practice. ASU 2016-15 will be effective for us on January 1, 2018. Tompkins is currently evaluating the potential impact of ASU 2016-15 but does not expect it to have a significant impact on our consolidated financial statements.

Note 2 Securities

Available-for-Sale Securities
The following tables summarize available-for-sale securities held by the Company at December 31, 2016 and 2015:

	Available-for-Sale Securities
December 31, 2016	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(in thousands)
Obligations of U.S. Government sponsored entities	$527,057	$2,873	$2,303	$527,627
Obligations of U.S. states and political subdivisions	89,910	286	1,140	89,056
Mortgage-backed securities – residential, issued by
U.S. Government agencies	159,417	1,081	2,272	158,226
U.S. Government sponsored entities	662,724	1,993	13,287	651,430
Non-U.S. Government agencies or sponsored entities	116	0	0	116
U.S. corporate debt securities	2,500	0	338	2,162
Total debt securities	1,441,724	6,233	19,340	1,428,617
Equity securities	1,000	0	79	921
Total available-for-sale securities	$1,442,724	$6,233	$19,419	$1,429,538

	Available-for-Sale Securities
December 31, 2015	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(in thousands)
Obligations of U.S. Government sponsored entities	$551,176	$3,512	$1,795	$552,893
Obligations of U.S. states and political subdivisions	83,981	898	153	84,726
Mortgage-backed securities – residential, issued by
U.S. Government agencies	94,459	1,535	1,316	94,678
U.S. Government sponsored entities	656,947	3,599	10,449	650,097
Non-U.S. Government agencies or sponsored entities	192	2	0	194
U.S. corporate debt securities	2,500	0	338	2,162
Total debt securities	1,389,255	9,546	14,051	1,384,750
Equity securities	1,000	0	66	934
Total available-for-sale securities	$1,390,255	$9,546	$14,117	$1,385,684

Held-to-Maturity Securities
The following tables summarize held-to-maturity securities held by the Company at December 31, 2016 and 2015:

	Held-to-Maturity Securities
December 31, 2016	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(in thousands)
Obligations of U.S. Government sponsored entities	$132,098	$804	$283	$132,619
Obligations of U.S. states and political subdivisions	10,021	195	3	10,213
Total held-to-maturity debt securities	$142,119	$999	$286	$142,832

Held-to-Maturity Securities

	Held-to-Maturity Securities
December 31, 2015	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(in thousands)
Obligations of U.S. Government sponsored entities	$132,482	$649	$444	$132,687
Obligations of U.S. states and political subdivisions	13,589	414	4	13,999
Total held-to-maturity debt securities	$146,071	$1,063	$448	$146,686

The following table sets forth information with regard to sales transactions of securities available-for-sale:

	Year ended December 31,
(in thousands)	2016	2015	2014
Proceeds from sales	$97,296	$137,594	$90,551
Gross realized gains	894	1,359	426
Gross realized losses	0	(282)	(78)
Net gains on sales of available-for-sale securities	$894	$1,077	$348

There were no sales of held-to-maturity securities in 2016, 2015, and 2014.

The following table summarizes available-for-sale securities that had unrealized losses at December 31, 2016:

December 31, 2016
Available-for-Sale Securities	Less than 12 Months		12 Months or Longer		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of U.S. Government sponsored entities	$208,940	$2,303	$0	$0	$208,940	$2,303
Obligations of U.S. states and political subdivisions	58,852	1,139	751	1	59,603	1,140
Mortgage-backed securities – residential, issued by
U.S. Government agencies	98,307	1,570	22,376	702	120,683	2,272
U.S. Government sponsored entities	463,009	8,933	123,915	4,354	586,924	13,287
U.S. corporate debt securities	0	0	2,162	338	2,162	338
Equity Securities	0	0	921	79	921	79
Total available-for-sale securities	$829,108	$13,945	$150,125	$5,474	$979,233	$19,419

The following table summarizes held-to-maturity securities that had unrealized losses at December 31, 2016:

Held-to-Maturity Securities	Less than 12 Months		12 Months or Longer		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of U.S. Government sponsored entities	$40,802	$283	$0	$0	$40,802	$283
Obligations of U.S. sponsored entities	2,567	3	0	0	2,567	3
Total held-to-maturity securities	$43,369	$286	$0	$0	$43,369	$286

The following table summarizes available-for-sale securities that had unrealized losses at December 31, 2015:

December 31, 2015
Available-for-Sale Securities	Less than 12 Months		12 Months or Longer		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of U.S. Government sponsored entities	$183,697	$1,618	$5,844	$177	$189,541	$1,795
Obligations of U.S. states and political subdivisions	25,402	141	3,408	12	28,810	153
Mortgage-backed securities – residential, issued by
U.S. Government agencies	32,636	350	30,244	966	62,880	1,316
U.S. Government sponsored entities	364,420	4,102	176,325	6,347	540,745	10,449
U.S. corporate debt securities	0	0	2,163	338	2,163	338
Equity securities	0	0	934	66	934	66
Total available-for-sale securities	$606,155	$6,211	$218,918	$7,906	$825,073	$14,117

The following table summarizes held-to-maturity securities that had unrealized losses at December 31, 2015:

Held-to-Maturity Securities	Less than 12 Months		12 Months or Longer		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of U.S. Government sponsored entities	$29,671	$444	$0	$0	$29,671	$444
Obligations of U.S. sponsored entities	1,966	4	0	0	1,966	4
Total held-to-maturity securities	$31,637	$448	$0	$0	$31,637	$448

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

The Company does not intend to sell the investment securities that are in an unrealized loss position until recovery of unrealized losses (which may be until maturity), and it is not more-likely-than not that the Company will be required to sell the investment securities before recovery of their amortized cost basis, which may be at maturity. Accordingly, as of December 31, 2016, and December 31, 2015, management believes the unrealized losses detailed in the tables above are not other-than-temporary.

The Company did not recognize any net credit impairment charge to earnings on investment securities in 2016 or 2015.

The amortized cost and estimated fair value of debt securities by contractual maturity are shown in the following table. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Mortgage-backed securities are shown separately since they are not due at a single maturity date.

December 31, 2016
(in thousands)	Amortized Cost	Fair Value
Available-for-sale securities:
Due in one year or less	$17,878	$18,034
Due after one year through five years	376,777	378,631
Due after five years through ten years	210,985	208,999
Due after ten years	13,827	13,181
Total	619,467	618,845
Mortgage-backed securities	822,257	809,772
Total available-for-sale debt securities	$1,441,724	$1,428,617

December 31, 2015
(in thousands)	Amortized Cost	Fair Value
Available-for-sale securities:
Due in one year or less	$53,936	$54,735
Due after one year through five years	351,462	353,736
Due after five years through ten years	219,161	218,561
Due after ten years	13,098	12,749
Total	637,657	639,781
Mortgage-backed securities	751,598	744,969
Total available-for-sale debt securities	$1,389,255	$1,384,750

December 31, 2016
(in thousands)	Amortized Cost	Fair Value
Held-to-maturity securities:
Due in one year or less	$7,452	$7,469
Due after one year through five years	27,480	27,866
Due after five years through ten years	107,187	107,497
Due after ten years	0	0
Total held-to-maturity debt securities	$142,119	$142,832

December 31, 2015
(in thousands)	Amortized Cost	Fair Value
Held-to-maturity securities:
Due in one year or less	$9,249	$9,294
Due after one year through five years	14,069	14,341
Due after five years through ten years	122,585	122,853
Due after ten years	168	198
Total held-to-maturity debt securities	$146,071	$146,686

Trading Securities
The following summarizes trading securities, at estimated fair value, as of:

(in thousands)	December 31, 2016	December 31, 2015

Obligations of U.S. Government sponsored entities	$0	$6,601
Mortgage-backed securities – residential, issued by
U.S. Government sponsored entities	0	767
Total trading securities	$0	$7,368

During 2016, the Company sold the remaining $1.5 million of trading securities, after principal repayments and maturities received. The pre-tax mark-to-market losses on trading securities were $182,000, $295,000 and $269,000 for 2016, 2015 and 2014, respectively.

The Company pledges securities as collateral for public deposits and other borrowings, and sells securities under agreements to repurchase. See “Note 9 - Federal Funds Purchased and Securities Sold Under Agreements to Repurchase” for further discussion. Securities carried of $1.2 billion at December 31, 2016 and 2015, respectively, were either pledged or sold under agreements to repurchase.

Except for U.S. government securities, there were no holdings, when taken in the aggregate, of any single issuer that exceeded 10% of shareholders’ equity at December 31, 2016.

The Company has equity investments in small business investment companies (“SBIC”) established for the purpose of providing financing to small businesses in market areas served by the Company. As of December 31, 2016 and 2015, these investments totaled $1.7 million and $1.8 million, respectively, and were included in other assets on the Company’s Consolidated Statements of Condition. These investments are accounted for either under the the cost method or the equity method of accounting. As of December 31, 2016, the Company reviewed these investments and determined that there was no impairment.

The Company also holds non-marketable Federal Home Loan Bank New York (“FHLBNY”) stock, non-marketable Federal Home Loan Bank Pittsburgh (“FHLBPITT”) stock and non-marketable Atlantic Community Bankers Bank (“ACBB”) stock, all of which are required to be held for regulatory purposes and for borrowing availability. The required investment in FHLB stock is tied to the Company’s borrowing levels with the FHLB. Holdings of FHLBNY stock, FHLBPITT stock and ACBB stock totaled $28.1 million, $14.9 million and $95,000 at December 31, 2016, respectively. These securities are carried at par, which is also cost. The FHLBNY and FHLBPITT continue to pay dividends and repurchase stock. As such, the Company has not recognized any impairment on its holdings of FHLBNY and FHLBPITT stock.

Note 3 Loans and Leases

Loans and Leases at December 31, 2016 and December 31, 2015 were as follows:

	December 31, 2016			December 31, 2015
(in thousands)	Originated	Acquired	Total Loans and Leases	Originated	Acquired	Total Loans and Leases
Commercial and industrial
Agriculture	$118,247	$0	$118,247	$88,299	$0	$88,299
Commercial and industrial other	847,055	79,317	926,372	768,024	84,810	852,834
Subtotal commercial and industrial	965,302	79,317	1,044,619	856,323	84,810	941,133
Commercial real estate
Construction	135,834	8,936	144,770	103,037	4,892	107,929
Agriculture	102,509	267	102,776	86,935	2,095	89,030
Commercial real estate other	1,431,690	241,605	1,673,295	1,167,250	284,952	1,452,202
Subtotal commercial real estate	1,670,033	250,808	1,920,841	1,357,222	291,939	1,649,161
Residential real estate
Home equity	209,277	37,737	247,014	202,578	42,092	244,670
Mortgages	947,378	25,423	972,801	823,841	27,491	851,332
Subtotal residential real estate	1,156,655	63,160	1,219,815	1,026,419	69,583	1,096,002
Consumer and other
Indirect	14,835	0	14,835	17,829	0	17,829
Consumer and other	44,393	826	45,219	40,904	911	41,815
Subtotal consumer and other	59,228	826	60,054	58,733	911	59,644
Leases	16,650		16,650	14,861	0	14,861
Covered loans	0	0	0	0	14,031	14,031
Total loans and leases	3,867,868	394,111	4,261,979	3,313,558	461,274	3,774,832
Less: unearned income and deferred costs and fees	(3,946)	0	(3,946)	(2,790)	0	(2,790)
Total loans and leases, net of unearned income and deferred costs and fees	$3,863,922	$394,111	$4,258,033	$3,310,768	$461,274	$3,772,042

The outstanding principal balance and the related carrying amount of the Company’s loans acquired in the VIST Acquisition were as follows at December 31:

(in thousands)	2016	2015
Acquired Credit Impaired Loans
Outstanding principal balance	$26,237	$32,752
Carrying amount	22,517	26,507

Acquired Non-Credit Impaired Loans
Outstanding principal balance	375,471	439,389
Carrying amount	371,594	434,767

Total Acquired Loans
Outstanding principal balance	401,708	472,141
Carrying amount	394,111	461,274

The following tables present changes in accretable yield on loans acquired from VIST Bank that were considered credit impaired.

(in thousands)
Balance at January 1, 2015	$8,604
Accretion	(2,696)
Disposals (loans paid in full)	(331)
Reclassifications to/from nonaccretable difference	1,215
Balance at December 31, 2015	$6,792

(in thousands)
Balance at January 1, 2016	$6,792
Accretion	(2,290)
Disposals (loans paid in full)	0
Reclassifications to/from nonaccretable difference[1]	1,768
Balance at December 31, 2016	$6,270

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

Residential real estate loans
The Company’s policy is to underwrite residential real estate loans in accordance with secondary market guidelines in effect at the time of origination, including loan-to-value (“LTV”) and documentation requirements. LTVs exceeding 80% for fixed rate loans and 85% for adjustable rate loans require private mortgage insurance to reduce the exposure to 78%. The Company verifies applicants’ income, obtains credit reports and independent real estate appraisals in the underwriting process to ensure adequate collateral coverage and that loans are extended to individuals with good credit and income sufficient to repay the loan. In limited circumstances, the Company will make exceptions to secondary market underwriting standards to support community reinvestment activities.

The Company originates fixed rate and adjustable rate residential mortgage loans, including loans that have characteristics of both, such as a 7/1 adjustable rate mortgage, which has a fixed rate for the first seven years and then adjusts annually thereafter. The majority of residential mortgage loans originated over the last several years have been fixed rate loans given the low interest rate environment. Adjustable rate residential real estate loans may be underwritten based upon an initial rate which is below the fully indexed rate; however, the initial rate is generally less than 100 basis points below the fully indexed rate. As such, the Company does not believe that this practice creates any significant credit risk. Adjustable rate mortgages comprised approximately 14.7% of the Company's residential mortgage portfolio at December 31, 2016.

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

During 2016, 2015, and 2014, the Company sold residential mortgage loans totaling $3.9 million, $3.2 million, and $19.9 million, respectively, and realized net gains on these sales of $95,000, $54,000, and $362,000, respectively. These residential real estate loans are generally sold without recourse in accordance with standard secondary market loan sale agreements. When residential mortgage loans are sold to FHLMC or SONYMA, the Company typically retains all servicing rights, which provides the Company with a source of fee income. In connection with the sales in 2016, 2015, and 2014, the Company recorded mortgage-servicing assets of $21,000, $18,000, and $146,000, respectively.

Amortization of mortgage servicing assets amounted to $157,000 in 2016, $146,000 in 2015, and $149,000 in 2014. At December 31, 2016 and 2015, the Company serviced residential mortgage loans aggregating $115.3 million and $135.9 million, including loans securitized and held as available-for-sale securities. Mortgage servicing rights, at amortized basis, totaled $758,000 at December 31, 2016 and $0.9 million at December 31, 2015. These mortgage servicing rights were evaluated for impairment at year-end 2016 and 2015 and no impairment was recognized. Loans held for sale, which are included in residential real estate totaled $0 and $546,000 at December 31, 2016 and 2015, respectively.

As members of the FHLB, the Company’s subsidiary banks may use unencumbered mortgage related assets to secure borrowings from the FHLB. At December 31, 2016 and 2015, the Company had $365.0 million and $250.0 million, respectively, of term advances from the FHLB that were secured by residential mortgage loans.

Commercial and industrial loans
The Company’s Commercial Loan Policy sets forth guidelines for debt service coverage ratios, LTV’s and documentation standards. Commercial and industrial loans are primarily made based on identified cash flows of the borrower with consideration given to underlying collateral and personal or government guarantees. The Company’s policy establishes debt service coverage ratio limits that require a borrower’s cash flow to be sufficient to cover principal and interest payments on all new and existing debt. Commercial and industrial loans are generally secured by the assets being financed or other business assets such as accounts receivable or inventory. Many of the loans in the commercial portfolio have variable interest rates tied to Prime Rate, FHLBNY borrowing rates, or U.S. Treasury indices.

Commercial real estate
The Company’s Commercial Loan Policy sets forth guidelines for debt service coverage ratios, LTV’s and documentation standards. Commercial real estate loans are primarily made based on identified cash flows of the borrower with consideration given to underlying real estate collateral and personal or government guarantees. The Company’s policy establishes a maximum LTV of 75% and debt service coverage ratio limits that require a borrower’s cash flow to be sufficient to cover principal and interest payments on all new and existing debt. Commercial real estate loans may be fixed or variable rate loans with interest rates tied to Prime Rate, FHLBNY borrowing rates, or U.S. Treasury indices.

Agriculture loans
Agriculturally-related loans include loans to dairy farms and vegetable crop farms. Agriculturally-related loans are primarily made based on identified cash flows of the borrower with consideration given to underlying collateral, personal guarantees, and government related guarantees. Agriculturally-related loans are generally secured by the assets or property being financed or other business assets such as accounts receivable, livestock, equipment, or commodities/crops. The Company’s Commercial Loan Policy establishes a maximum LTV of 75% for real estate secured loans and debt service coverage ratio limits that require a borrower’s cash flow to be sufficient to cover principal and interest payments on all new and existing debt. The policy also establishes maximum LTV ratios for non-real estate collateral, such as livestock, commodities/crops, equipment and accounts receivable. Agriculturally-related loans may be fixed or variable rate loans with interest tied to Prime Rate, FHLBNY borrowing rates, or U.S. Treasury indices.

Consumer and other loans
The consumer loan portfolio includes personal installment loans, direct and indirect automobile financing, and overdraft lines of credit. The majority of the consumer portfolio consists of indirect and direct automobile loans. Consumer loans are generally short-term and have fixed rates of interest that are set giving consideration to current market interest rates, the financial strength of the borrower, and internal profitability targets. The Company's Consumer Loan Underwriting Guidelines Policy establishes maximum debt to income ratios and includes guidelines for verification of applicants’ income and receipt of credit reports.

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

Covered Loans
Prior to the third quarter of 2016, the Company had certain loans acquired in the VIST Financial acquisition which were covered loans with loss share agreements with the FDIC. During 2016, the Company decided to early terminate the remaining loss share agreement with the FDIC. In the third quarter of 2016 the Company recorded pre-tax expense of $313,000 related to the termination of the remaining agreement and wrote-off the remaining book value of the FDIC indemnification asset. The remaining balances of the loans previously reported as Covered Loans are included in the current period in acquired loan balances by loan type.

Loan and Lease Customers
The Company’s loan and lease customers are located primarily in the upstate New York communities served by its three subsidiary banks and in the Pennsylvania communities served by recently acquired VIST Bank. The Trust Company operates fourteen banking offices in the counties of Tompkins, Cayuga, Cortland, and Schuyler, New York. The Bank of Castile operates seventeen banking offices in the Genesee Valley region of New York State as well as Monroe County. Mahopac Bank is located in Putnam County, New York, and operates five offices in that county, three offices in neighboring Dutchess County, New York, and six offices in Westchester County, New York. VIST Bank operates 21 offices in Southeastern Pennsylvania. Other than general economic risks, management is not aware of any material concentrations of credit risk to any industry or individual borrower.

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

The below table is an aging analysis of past due loans, segregated by originated and acquired loan and lease portfolios, and by class of loans, as of December 31, 2016 and 2015.

December 31, 2016
(in thousands)	30-89 days	90 days or more	Current Loans	Total Loans	90 days and accruing[1]	Nonaccrual
Originated Loans and Leases
Commercial and industrial
Agriculture	$0	$0	$118,247	$118,247	$0	$0
Commercial and industrial other	1,312	281	845,462	847,055	0	526
Subtotal commercial and industrial	1,312	281	963,709	965,302	0	526
Commercial real estate
Construction	0	0	135,834	135,834	0	0
Agriculture	17	0	102,492	102,509	0	162
Commercial real estate other	2,546	3,071	1,426,073	1,431,690	0	5,988
Subtotal commercial real estate	2,563	3,071	1,664,399	1,670,033	0	6,150
Residential real estate
Home equity	433	1,954	206,890	209,277	0	2,016
Mortgages	1,749	3,244	942,385	947,378	0	5,442
Subtotal residential real estate	2,182	5,198	1,149,275	1,156,655	0	7,458
Consumer and other
Indirect	444	376	14,015	14,835	0	166
Consumer and other	193	8	44,192	44,393	0	0
Subtotal consumer and other	637	384	58,207	59,228	0	166
Leases	0	0	16,650	16,650	0	0
Total loans and leases	6,694	8,934	3,852,240	3,867,868	0	14,300
Less: unearned income and deferred costs and fees	0	0	(3,946)	(3,946)	0	0
Total originated loans and leases, net of unearned income and deferred costs and fees	$6,694	$8,934	$3,848,294	$3,863,922	$0	$14,300
Acquired Loans and Leases
Commercial and industrial
Commercial and industrial other	$12	$87	$79,218	$79,317	$40	$212
Subtotal commercial and industrial	12	87	79,218	79,317	40	212
Commercial real estate
Construction	0	0	8,936	8,936	0	0
Agriculture	0	0	267	267	0	0
Commercial real estate other	1,461	3,952	236,192	241,605	1,402	2,926
Subtotal commercial real estate	1,461	3,952	245,395	250,808	1,402	2,926
Residential real estate
Home equity	251	637	36,849	37,737	185	663
Mortgages	829	1,651	22,943	25,423	930	940
Subtotal residential real estate	1,080	2,288	59,792	63,160	1,115	1,603
Consumer and other
Consumer and other	0	0	826	826	0	0
Subtotal consumer and other	0	0	826	826	0	0
Total acquired loans and leases, net of unearned income and deferred costs and fees	$2,553	$6,327	$385,231	$394,111	$2,557	$4,741

1 Includes acquired loans that were recorded at fair value at the acquisition date.

December 31, 2015
(in thousands)	30-89 days	90 days or more	Current Loans	Total Loans	90 days and accruing[1]	Nonaccrual
Originated loans and leases
Commercial and industrial
Agriculture	$0	$0	$88,299	$88,299	$0	$0
Commercial and industrial other	507	867	766,650	768,024	0	1,091
Subtotal commercial and industrial	507	867	854,949	856,323	0	1,091
Commercial real estate
Construction	0	0	103,037	103,037	0	0
Agriculture	0	0	86,935	86,935	0	106
Commercial real estate other	225	3,580	1,163,445	1,167,250	0	4,365
Subtotal commercial real estate	225	3,580	1,353,417	1,357,222	0	4,471
Residential real estate
Home equity	729	1,868	199,981	202,578	58	1,873
Mortgages	1,161	5,140	817,540	823,841	0	5,889
Subtotal residential real estate	1,890	7,008	1,017,521	1,026,419	58	7,762
Consumer and other
Indirect	494	250	17,085	17,829	0	107
Consumer and other	164	0	40,740	40,904	0	75
Subtotal consumer and other	658	250	57,825	58,733	0	182
Leases	0	0	14,861	14,861	0	0
Total loans and leases	3,280	11,705	3,298,573	3,313,558	58	13,506
Less: unearned income and deferred costs and fees	0	0	(2,790)	(2,790)	0	0
Total originated loans and leases, net of unearned income and deferred costs and fees	$3,280	$11,705	$3,295,783	$3,310,768	$58	$13,506
Acquired loans and leases
Commercial and industrial
Commercial and industrial other	$20	$936	$83,854	$84,810	$338	$647
Subtotal commercial and industrial	20	936	83,854	84,810	338	647
Commercial real estate
Construction	0	359	4,533	4,892	0	359
Agriculture	0	0	2,095	2,095	0	0
Commercial real estate other	150	1,671	283,131	284,952	550	1,224
Subtotal commercial real estate	150	2,030	289,759	291,939	550	1,583
Residential real estate
Home equity	426	364	41,302	42,092	0	712
Mortgages	336	1,926	25,229	27,491	1,103	1,389
Subtotal residential real estate	762	2,290	66,531	69,583	1,103	2,101
Consumer and other
Consumer and other	1	0	910	911	0	0
Subtotal consumer and other	1	0	910	911	0	0
Covered loans	276	524	13,231	14,031	524	0
Total acquired loans and leases, net of unearned income and deferred costs and fees	$1,209	$5,780	$454,285	$461,274	$2,515	$4,331

1 Includes acquired loans that were recorded at fair value at the acquisition date.

The difference between the interest income that would have been recorded if nonaccrual loans and leases had paid in accordance with their original terms and the interest income that was recorded for the year ended December 31, 2016, 2015 and 2014 was $1.0 million, $1.2 million and $1.7 million, respectively. The Company had no material commitments to make additional advances to borrowers with nonperforming loans.

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

The model is comprised of four major components that management has deemed appropriate in evaluating the appropriateness of the allowance for loan and lease losses. While none of these components, when used independently, is effective in arriving at a reserve level that appropriately measures the risk inherent in the portfolio, management believes that using them collectively, provides reasonable measurement of the loss exposure in the portfolio. The four components include: impaired loans; criticized and classified credits; historical loss experience; and qualitative or subjective analysis.

Since the methodology is based upon historical experience and trends as well as management’s judgment, factors may arise that result in different estimations. Significant factors that could give rise to changes in these estimates may include, but are not limited to, changes in economic conditions in the local area, concentration of risk, changes in interest rates, and declines in local property values. While management’s evaluation of the allowance as of December 31, 2016, considers the allowance to be appropriate, under different conditions or assumptions, the Company may need to adjust the allowance.

Acquired Loans and Leases
As part of our determination of the fair value of our acquired loans at the time of acquisition, the Company established a credit mark to provide for future losses in our acquired loan portfolio. To the extent that credit quality deteriorates subsequent to acquisition, such deterioration would result in the establishment of an allowance for the acquired loan portfolio.

Changes in the allowance for loan and lease losses at December 31, are summarized as follows:

(in thousands)	2016	2015	2014
Total allowance at beginning of year	$32,004	$28,997	$27,970
Provisions charged to operations	4,321	2,945	2,306
Recoveries on loans and leases	2,139	2,843	3,109
Charge-offs on loans and leases	(2,709)	(2,781)	(4,388)
Total allowance at end of year	$35,755	$32,004	$28,997

The following tables detail activity in the allowance for originated and acquired loan and lease losses by portfolio segment for the twelve months ended December 31, 2016 and 2015.

December 31, 2016
(in thousands)	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer and Other	Finance Leases	Total
Allowance for originated loans and leases:
Beginning balance	$10,495	$15,479	$4,070	$1,268	$0	$31,312
Charge-offs	(878)	(12)	(263)	(521)	0	(1,674)
Recoveries	576	859	63	325	0	1,823
Provision	(804)	3,510	1,279	152	0	4,137
Ending Balance	$9,389	$19,836	$5,149	$1,224	$0	$35,598

December 31, 2016
(in thousands)	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer and Other	Finance Leases	Total
Allowance for acquired loans:
Beginning balance	$433	$61	$198	$0	$0	$692
Charge-offs	(698)	(181)	(35)	(121)	0	(1,035)
Recoveries	20	268	0	28	0	316
Provision	245	(51)	(109)	99	0	184
Ending Balance	$0	$97	$54	$6	$0	$157

December 31, 2015
(in thousands)	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer and Other	Finance Leases	Total
Allowance for originated loans and leases:
Beginning balance	$9,157	$12,069	$5,030	$1,900	$0	$28,156
Charge-offs	(221)	(363)	(338)	(1,074)	0	(1,996)
Recoveries	809	1,277	112	487	0	2,685
Provision	750	2,496	(734)	(45)	0	2,467
Ending Balance	$10,495	$15,479	$4,070	$1,268	$0	$31,312

December 31, 2015
(in thousands)	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer and Other	Finance Leases	Total
Allowance for acquired loans:
Beginning balance	$431	$337	$51	$22	$0	$841
Charge-offs	(77)	(400)	(302)	(6)	0	(785)
Recoveries	7	142	9	0	0	158
Provision	72	(18)	440	(16)	0	478
Ending Balance	$433	$61	$198	$0	$0	$692

At December 31, 2016 and 2015, the allocation of the allowance for loan and lease losses summarized on the basis of the Company’s impairment methodology was as follows:

December 31, 2016
(in thousands)	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer and Other	Finance Leases	Total
Allowance for originated loans and leases:
Individually evaluated for impairment	$95	$322	$0	$0	$0	$417
Collectively evaluated for impairment	9,294	19,514	5,149	1,224	0	35,181
Ending balance	$9,389	$19,836	$5,149	$1,224	$0	$35,598
Allowance for acquired loans:
Individually evaluated for impairment	$0	$76	$0	$0	$0	$76
Collectively evaluated for impairment	0	21	54	6	0	81
Ending balance	$0	$97	$54	$6	$0	$157

December 31, 2015
(in thousands)	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer and Other	Finance Leases	Total
Allowance for originated loans and leases:
Individually evaluated for impairment	$0	$288	$0	$0	$0	$288
Collectively evaluated for impairment	10,495	15,191	4,070	1,268	0	31,024
Ending balance	$10,495	$15,479	$4,070	$1,268	$0	$31,312
Allowance for acquired loans:
Individually evaluated for impairment	$433	$0	$128	$0	$0	$561
Collectively evaluated for impairment	0	61	70	0	0	131
Ending balance	$433	$61	$198	$0	$0	$692

The recorded investment in loans and leases summarized on the basis of the Company’s impairment methodology as of December 31, 2016 and December 31, 2015 was as follows:

December 31, 2016
(in thousands)	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer and Other	Finance Leases	Total
Originated loans and leases:
Individually evaluated for impairment	$635	$8,812	$3,507	$0	$0	$12,954
Collectively evaluated for impairment	964,667	1,661,221	1,153,148	59,228	16,650	3,854,914
Total	$965,302	$1,670,033	$1,156,655	$59,228	$16,650	$3,867,868

December 31, 2016
(in thousands)	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer and Other	Covered Loans	Total
Acquired loans:
Individually evaluated for impairment	$172	$4,081	$1,372	$0	$0	$5,625
Loans acquired with deteriorated credit quality	448	14,368	7,701	0	0	22,517
Collectively evaluated for impairment	78,697	232,359	54,087	826	0	365,969
Total	$79,317	$250,808	$63,160	$826	$0	$394,111

December 31, 2015
(in thousands)	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer and Other	Finance Leases	Total
Originated loans and leases:
Individually evaluated for impairment	$1,206	$5,655	$2,270	$0	$0	$9,131
Collectively evaluated for impairment	855,117	1,351,567	1,024,149	58,733	14,861	3,304,427
Total	$856,323	$1,357,222	$1,026,419	$58,733	$14,861	$3,313,558

December 31, 2015
(in thousands)	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer and Other	Covered Loans	Total
Acquired loans:
Individually evaluated for impairment	$647	$5,226	$1,177	$0	$0	$7,050
Loans acquired with deteriorated credit quality	567	9,335	3,801	0	12,804	26,507
Collectively evaluated for impairment	83,596	277,378	64,605	911	1,227	427,717
Total	$84,810	$291,939	$69,583	$911	$14,031	$461,274

A loan is impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impaired loans consist of our non-homogenous nonaccrual loans, and all loans restructured in a troubled debt restructuring (TDR). Specific reserves on individually identified impaired loans that are not collateral dependent are measured based on the present value of expected future cash flows discounted at the original effective interest rate of each loan. For loans that are collateral dependent, impairment is measured based on the fair value of the collateral less estimated selling costs, and such impaired amounts are generally charged off. The majority of impaired loans are collateral dependent impaired loans that have limited exposure or require limited specific reserves because of the amount of collateral support with respect to these loans, and previous charge-offs. Interest payments on impaired loans are typically applied to principal unless collectability of the principal amount is reasonably assured. In these cases, interest is recognized on a cash basis. There was no interest income recognized on impaired loans and leases for 2016, 2015 and 2014.

The recorded investment on impaired loans for the twelve months ended December 31, 2016, and 2015 was as follows:

	12/31/2016			12/31/2015
(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
Originated loans and leases with no related allowance
Commercial and industrial
Commercial and industrial other	$276	$370	$0	$1,206	$1,211	$0
Commercial real estate
Commercial real estate other	6,979	7,263	0	5,049	5,249	0
Residential real estate
Home equity	3,507	3,535	0	2,270	2,270	0
Subtotal	$10,762	$11,168	$0	$8,525	$8,730	$0
Originated loans and leases with related allowance
Commercial and industrial
Commercial and industrial other	359	276	95	0	0	0
Commercial real estate
Commercial real estate other	1,833	2,042	322	606	606	288
Subtotal	$2,192	$2,318	$417	$606	$606	$288
Total	$12,954	$13,486	$417	$9,131	$9,336	$288

	12/31/2016			12/31/2015
(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
Acquired loans with no related allowance

Commercial and industrial
Commercial and industrial other	$172	$472	$0	$128	$128	$0
Commercial real estate
Construction	0	0	0	359	359	0
Commercial real estate other	4,003	4,386	0	4,739	5,077	0
Residential real estate
Home equity	1,372	1,372	0	1,177	1,177	0
Subtotal	$5,547	$6,230	$0	$6,403	$6,741	$0
Acquired loans with related allowance

Commercial and industrial
Commercial and industrial other	0	0	0	519	519	433
Commercial real estate
Commercial real estate other	78	78	76	128	128	128
Subtotal	$78	$78	$76	$647	$647	$561
Total	$5,625	$6,308	$76	$7,050	$7,388	$561

The average recorded investment and interest income recognized on impaired originated loans for the twelve months ended December 31, 2016, 2015  and 2014 was as follows:

As of December 31,
	2016		2015		2014
(in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Originated loans and leases with no related allowance
Commercial and industrial
Commercial and industrial other	$249	$0	$1,293	$0	$2,366	$0
Commercial real estate
Commercial real estate other	6,089	0	7,490	0	8,078	0
Residential real estate
Home equity	3,003	0	1,337	0	1,408	0
Subtotal	$9,341	$0	$10,120	$0	$11,852	$0
Originated loans and leases with related allowance
Commercial and industrial
Commercial and industrial other	114	0	0	0	0	0
Commercial real estate
Commercial real estate other	1,715	0	245	0	892	0
Subtotal	$1,829	$0	$245	$0	$892	$0
Total	$11,170	$0	$10,365	$0	$12,744	$0

The average recorded investment and interest income recognized on impaired acquired loans for the twelve months ended December 31, 2016, 2015  and 2014 was as follows:

As of December 31,
	2016		2015		2014
(in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Acquired loans with no related allowance
Commercial and industrial
Commercial and industrial other	$183	$0	$748	$0	$252	$0
Commercial real estate
Construction	152	0	367	0	0	0
Commercial real estate other	4,141	0	3,936	0	1,147	0
Residential real estate
Home equity	1,316	0	1,147	0	440	0
Subtotal	$5,792	$0	$6,198	$0	$1,839	$0
Acquired loans with related allowance
Commercial and industrial
Commercial and industrial other	0	0	523	0	831	0
Commercial real estate
Commercial real estate other	58	0	52	0	266	0
Subtotal	$58	$0	$575	$0	$1,097	$0
Total	$5,850	$0	$6,773	$0	$2,936	$0

The average recorded investment in impaired loans was $17.0 million and $17.1 million at December 31, 2016 and 2015, respectively.

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

The following tables present loans by class modified in 2016 as troubled debt restructurings.

Troubled Debt Restructuring

December 31, 2016	Twelve months ended
				Defaulted TDRs[4]
(in thousands)	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Loans	Post- Modification Outstanding Recorded Investment
Commercial and industrial
Commercial and industrial other[1]	2	$1,115	$1,115	0	$0
Commercial real estate
Commercial real estate other[2]	1	50	50	1	1,800
Residential real estate
Home equity[3]	12	1,274	1,274	0	0
Total	15	$2,439	$2,439	1	$1,800

1	Represents the following concessions: extension of term and reduction of rate.

2	Represents the following concessions: reduction of rate.

3	Represents the following concessions: extension of term and reduction of rate.

4	TDRs that defaulted during the 12 months ended December 31, 2016 that had been restructured in the prior twelve months.

December 31, 2015	Twelve months ended
				Defaulted TDRs[5]
(in thousands)	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Loans	Post- Modification Outstanding Recorded Investment
Commercial and industrial
Commercial and industrial other[1]	5	$433	$433	2	$311
Commercial real estate
Commercial real estate other[2]	3	2,552	2,552	0	0
Residential real estate
Home equity[3]	14	1,558	1,558	2	136
Mortgages[4]	2	269	269	0	0
Total	24	$4,812	$4,812	4	$447

1	Represents the following concessions: extension of term (2 loans $319,000) and reduction of rate (3 loans $114,000).

2	Represents the following concessions: extension of term (1 loan $28,000) and reduction of rate (2 loans $2.5 million).

3	Represents the following concessions: extension of term (9 loans $630,000) and reduction of rate (5 loans $928,000).

4	Represents the following concessions: extension of term and reduction of rate (2 loans $269,000).

5	TDRs that defaulted during the 12 months ended December 31, 2015 that had been restructured in the prior twelve months.

The Company recognized TDRs with a balance of $2.4 million during 2016, compared to $4.8 million in 2015. The Company is not committed to lend additional amounts as of December 31, 2016 to customers with outstanding loans that are classified as TDRs.

The following table presents credit quality indicators (internal risk grade) by class of commercial loans, commercial real estate loans and agricultural loans as of December 31, 2016 and 2015.

December 31, 2016
(in thousands)	Commercial and Industrial Other	Commercial and Industrial Agriculture	Commercial Real Estate Other	Commercial Real Estate Agriculture	Commercial Real Estate Construction	Total
Originated loans and leases
Internal risk grade:
Pass	$836,788	$117,135	$1,403,370	$101,407	$135,834	$2,594,534
Special Mention	7,218	755	11,939	573	0	20,485
Substandard	3,049	357	16,381	529	0	20,316
Total	$847,055	$118,247	$1,431,690	$102,509	$135,834	$2,635,335

December 31, 2016
(in thousands)	Commercial and Industrial Other	Commercial and Industrial Agriculture	Commercial Real Estate Other	Commercial Real Estate Agriculture	Commercial Real Estate Construction	Total
Acquired loans
Internal risk grade:
Pass	$77,921	$0	$229,334	$267	$8,936	$316,458
Special Mention	0	0	526	0	0	526
Substandard	1,396	0	11,745	0	0	13,141
Total	$79,317	$0	$241,605	$267	$8,936	$330,125

December 31, 2015
(in thousands)	Commercial and Industrial Other	Commercial and Industrial Agriculture	Commercial Real Estate Other	Commercial Real Estate Agriculture	Commercial Real Estate Construction	Total
Originated loans and leases
Internal risk grade:
Pass	$759,023	$87,488	$1,143,238	$86,445	$99,508	$2,175,702
Special Mention	3,531	78	12,378	141	3,529	19,657
Substandard	5,470	733	11,634	349	0	18,186
Total	$768,024	$88,299	$1,167,250	$86,935	$103,037	$2,213,545

December 31, 2015
(in thousands)	Commercial and Industrial Other	Commercial and Industrial Agriculture	Commercial Real Estate Other	Commercial Real Estate Agriculture	Commercial Real Estate Construction	Total
Acquired loans
Internal risk grade:
Pass	$82,662	$0	$271,584	$423	$4,533	$359,202
Special Mention	0	0	540	0	0	540
Substandard	2,148	0	12,828	1,672	359	17,007
Total	$84,810	$0	$284,952	$2,095	$4,892	$376,749

The following table presents credit quality indicators by class of residential real estate loans and by class of consumer loans as of December 31, 2016 and 2015. Nonperforming loans include nonaccrual, impaired and loans 90 days past due and accruing interest, all other loans are considered performing.

December 31, 2016
(in thousands)	Residential Home Equity	Residential Mortgages	Consumer Indirect	Consumer Other	Total
Originated loans and leases
Performing	$207,261	$941,936	$14,669	$44,393	$1,208,259
Nonperforming	2,016	5,442	166	0	7,624
Total	$209,277	$947,378	$14,835	$44,393	$1,215,883

December 31, 2016
(in thousands)	Residential Home Equity	Residential Mortgages	Consumer Indirect	Consumer Other	Total
Acquired Loans and Leases
Performing	$37,074	$24,483	$0	$826	$62,383
Nonperforming	663	940	0	0	1,603
Total	$37,737	$25,423	$0	$826	$63,986

December 31, 2015
(in thousands)	Residential Home Equity	Residential Mortgages	Consumer Indirect	Consumer Other	Total
Originated loans and leases
Performing	$200,647	$817,952	$17,722	$40,829	$1,077,150
Nonperforming	1,931	5,889	107	75	8,002
Total	$202,578	$823,841	$17,829	$40,904	$1,085,152

December 31, 2015
(in thousands)	Residential Home Equity	Residential Mortgages	Consumer Indirect	Consumer Other	Total
Acquired loans
Performing	$41,380	$26,102	$0	$911	$68,393
Nonperforming	712	1,389	0	0	2,101
Total	$42,092	$27,491	$0	$911	$70,494

Note 5 FDIC Indemnification Asset Related to Covered Loans

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

Note 6 Goodwill and Other Intangible Assets

(in thousands)	Banking	Insurance	Wealth Management	Total
Balance at January 1, 2015	$64,369	$19,663	$8,211	$92,243
Goodwill related to sale of portion of business unit[1]	0	(451)	0	(451)
Balance at December 31, 2015	$64,369	$19,212	$8,211	$91,792
Acquisitions	0	1,149	0	1,149
Goodwill related to sale of portion of business unit[1]	0	(318)	0	(318)
Balance at December 31, 2016	$64,369	$20,043	$8,211	$92,623

1 The $318,000 and $451,000 reduction of goodwill in 2016 and 2015, respectively, reflects an adjustment related to the sale of a portion of insurance revenues. In 2015 and 2016, Tompkins Insurance sold a portion of its personal lines insurance revenues, which had been acquired in a previous acquisition, to a third party.

Goodwill is assigned to reporting units. The Company reviews its goodwill and intangible assets annually, or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. Based on the Company’s 2016 review, there was no impairment of its goodwill or intangible assets. The Company’s impairment testing is highly sensitive to certain assumptions and estimates used. In the event that economic or credit conditions deteriorate significantly, additional interim impairment tests may be required.

Other Intangible Assets

The following table provides information regarding the Company's amortizing intangible assets:

December 31, 2016	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
(in thousands)
Amortized intangible assets:
Core deposit intangible	$18,774	$13,129	$5,645
Customer relationships	8,942	4,737	4,205
Other intangibles	5,744	4,245	1,499
Total intangible assets	$33,460	$22,111	$11,349

December 31, 2015	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
(in thousands)
Amortized intangible assets:
Core deposit intangible	$18,774	$11,873	$6,901
Customer relationships	8,165	4,065	4,100
Other intangibles	5,356	3,909	1,447
Total intangible assets	$32,295	$19,847	$12,448

Amortization expense related to intangible assets totaled $2.1 million in 2016, $2.0 million in 2015 and $2.1 million in 2014. The estimated aggregate future amortization expense for intangible assets remaining as of December 31, 2016 is as follows:

Estimated amortization expense:*
(in thousands)
For the year ended December 31, 2017	$1,964
For the year ended December 31, 2018	1,803
For the year ended December 31, 2019	1,678
For the year ended December 31, 2020	1,478
For the year ended December 31, 2021	1,312

*Excludes the amortization of mortgage servicing rights.  Amortization of mortgage servicing rights was $157,000 in 2016, $146,000 in 2015 and $149,000 in 2014.

Note 7 Premises and Equipment

Premises and equipment at December 31 were as follows:

(in thousands)	2016	2015
Land	$9,311	$9,364
Premises	75,633	68,876
Furniture, fixtures, and equipment	65,800	56,743
Accumulated depreciations and amortization	(80,728)	(74,652)
Total	$70,016	$60,331

Depreciation and amortization expenses in 2016, 2015 and 2014 are included in operating expenses as follows:

(in thousands)	2016	2015	2014
Premises	$2,247	$2,030	$1,949
Furniture, fixtures, and equipment	4,004	3,730	3,066
Total	$6,251	$5,760	$5,015

The following is a summary of the future minimum lease payments under non-cancelable operating leases as of December 31, 2016:

(in thousands)
2017	$4,019
2018	3,731
2019	3,447
2020	2,837
2021	2,511
Thereafter	13,722
Total	$30,267

The Company leases land, buildings and equipment under operating lease arrangements extending to the year 2090. Total gross rental expense amounted to $5.2 million in 2016, $4.9 million in 2015, and $4.8 million in 2014. Most leases include options to renew for periods ranging from 5 to 20 years. Options to renew are not included in the above future minimum rental commitments.

Note 8 Deposits

Aggregate time deposits of $250,000 or more were $234.3 million at December 31, 2016, and $397.8 million at December 31, 2015. Scheduled maturities of time deposits at December 31, 2016, were as follows:

(in thousands)	Less than $250,000	$250,000 and over	Total
Maturity
Three months or less	$137,132	$118,000	$255,132
Over three through six months	126,304	58,475	184,779
Over six through twelve months	162,069	23,648	185,717
Total due in 2017	$425,505	$200,123	$625,628
2018	129,486	22,907	152,393
2019	39,055	3,466	42,521
2020	14,711	2,481	17,192
2021	19,820	3,446	23,266
2022	7,899	1,889	9,788
Total	$636,476	$234,312	$870,788

Note 9 Securities Sold Under Agreements to Repurchase and Federal Funds Purchased

Information regarding securities sold under agreements to repurchase and Federal funds purchased is detailed in the following tables for the years ended December 31:

Securities Sold Under Agreements to Repurchase	2016	2015	2014
(dollar amounts in thousands)
Total outstanding at December 31	$69,062	$136,513	$147,037

Maximum month-end balance	125,063	146,397	160,295
Average balance during the year	99,622	137,917	145,876
Weighted average rate at December 31	0.88%	1.90%	1.83%
Average interest rate paid during the year	2.24%	1.96%	2.02%
Federal Funds Purchased
Average balance during the year	0	0	0
Weighted average rate at December 31	N/A	N/A	N/A
Average interest rate paid during the year	0.00%	0.00%	0.00%

Securities sold under agreements to repurchase (“repurchase agreements”) are secured borrowings that typically mature within thirty to ninety days, although the Company has entered into repurchase agreements with the Federal Home Loan Bank (“FHLB”) with longer maturities. The Company uses both retail and wholesale repurchase agreements. Retail repurchase agreements are arrangements with local customers of the Company, in which the Company agrees to sell securities to the customer with an agreement to repurchase those securities at a specified later date. Retail repurchase agreements totaled $59.1 million at December 31, 2016. At December 31, 2016, the Company had $10.0 million in wholesale repurchase agreements. All $10.0 million in wholesale repurchase agreements were with the Federal Home Loan Bank of New York and mature in 2017.

Securities sold under agreements to repurchase are stated at the amount of cash received in connection with the transaction. The Company may be required to provide additional collateral based on the fair value of the underlying securities.

Federal funds purchased are short-term borrowings that typically mature within one to ninety days.

Note 10 Other Borrowings

The following table summarized the Company’s borrowings as of December 31:

(in thousands)	2016	2015
Overnight FHLB advances	$503,815	$272,199
Term FHLB advances	365,000	250,576
Other	16,000	13,510
Total other borrowings	$884,815	$536,285

The Company, through its subsidiary banks, had available line-of-credit agreements with correspondent banks permitting borrowings to a maximum of approximately $58.0 million at December 31, 2016 and 2015. There were no outstanding advances against those lines at December 31, 2016 and December 31, 2015.

Through its subsidiary banks, the Company has borrowing relationships with the FHLB, which provides secured borrowing capacity, subject to available collateral. The unused borrowing capacity on established lines with the FHLB was $1.0 billion at December 31, 2016 and $1.1 billion at December 31, 2015.

As members of the FHLB, the Company’s subsidiary banks can use certain unencumbered residential and commercial real estate related assets and investment securities to secure borrowings from the FHLB. At December 31, 2016, total unencumbered residential and commercial real estate related loans and investment securities pledged at the FHLB were $343.7 million. At December 31, 2016, there were $503.8 million in overnight advances and $365.0 million in term advances with the FHLB, with a weighted average rate of 1.02%, compared to $272.2 million in overnight advances and $250.6 million in term advances at December 31, 2015, with a weighted average rate of 0.97%. At December 31, 2016, the term advances with the FHLB include $215.0 million which mature within one year and $150.0 million which mature in over one year. Maturities of advances due in over one year include $140.0 million in 2018 and $10.0 million in 2019.

The Company’s FHLB borrowings at December 31, 2016 included $25.0 million, at cost, in fixed-rate callable borrowings, which can be called by the FHLB if certain conditions are met. Additional details on the fixed-rate callable advances are provided in the following table.

	Current Balance	Rate	Maturity Date	Call Date	Call Frequency	Call Features
	5,000,000	4.89%	May 22, 2017	February 22, 2017	Quarterly	LIBOR strike 7.0%
	10,000,000	5.14%	June 8, 2017	March 9, 2017	Quarterly	LIBOR strike 7.0%
	10,000,000	5.19%	June 8, 2017	March 9, 2017	Quarterly	FHLB Option
Total	25,000,000

Other borrowings included a term borrowing with a bank totaling $16.0 million at December 31, 2016 and $13.5 million at December 31, 2015.

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

The following table provides information relating to the Trusts as of December 31, 2016:

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

Tompkins Capital Trust I

In 2009, the Company issued $20.5 million aggregate liquidation amount of 7.0% cumulative trust preferred securities through a newly-formed subsidiary, Tompkins Capital Trust I, a Delaware statutory trust, whose common stock is 100% owned by the Company. The Trust Preferred Securities were offered and sold in reliance upon the exemption from registration provided by Rule 506 of Regulation D of the Securities Act of 1933, as amended (the “Securities Act”). The proceeds from the issuance of the Trust Preferred Securities, together with the Company’s capital contribution of $636,000 to the trust, were used to acquire the Company’s Subordinated Debentures that are due concurrently with the Trust Preferred Securities. The net proceeds of the offering were used to support business growth and for general corporate purposes. On January 31, 2017, the Company redeemed all of trust preferred of Tompkins Capital Trust I at a redemption price equal to 100% of the liquidation amount of the securities ($1,000 per security), plus any accrued and unpaid interest up to the redemption date.

The Trust Preferred Securities and the Company’s debentures were dated April 10, 2009, had a 30 year maturity, and carried a fixed rate of interest of 7.0%. The Trust Preferred Securities had a liquidation amount of $1,000 per security. The Company retained the right to redeem the Trust Preferred Securities at par (plus accrued but unpaid interest) at a date which is no earlier than 5 years from the date of issuance, which the Company exercised on January 1, 2017. Prior to redemption, the Trust Preferred Securities were convertible at certain specified time periods into shares of the Company’s common stock at a conversion price equal to the greater of (i) $41.35, or (ii) the average closing price of the Company’s common stock during the first three months of the year in which any such conversion was completed.

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

Note 12 Employee Benefit Plans

The Company maintains a noncontributory defined-benefit plan (the "DB Pension Plan") and two non-contributory defined-contribution retirement plans (the "DC Retirement Plan" and "2015 DC Retirement Plan") which cover substantially all employees of the Company.

The DB Pension Plan was closed to new employees at year-end 2009 and was frozen on July 31, 2015. The benefits under the DB Pension Plan are based on years of service, age and percentages of the employees' average final compensation. Assets of the Company's DB Pension Plan are invested in common and preferred stock, mutual funds and cash equivalents. At December 31, 2016 and 2015, DB Pension Plan assets included 42,192 shares of Tompkins' common stock that had a fair value of $4.0 million and $2.4 million, respectively.

The defined-contribution retirement plans cover substantially all employees of the Company who have reached the age of 21 and completed one year of service. For participants in these plans, the Company makes contributions to an account set up in the participant's name. The amount equals a percentage of pay and varies based on the participant's age, service, and tenure with the Company. The defined-contribution retirement plans offer the participant a wide range of investment alternatives from which to choose. Expenses related to the defined-contribution plans totaled $3.8 million in 2016, $2.4 million in 2015, and $1.4 million in 2014.

The Company maintains supplemental employee retirement plans (“SERPs”) for certain executives. On November 9, 2016, certain SERPs were amended and restated to reflect changes resulting from the freezing of the DB Pension Plan. All benefits provided under the SERPs are unfunded and the Company makes payments to plan participants.

The Company also maintains a post-retirement life and healthcare benefit plan (the “Life and Healthcare Plan”), which was amended in 2005. For employees commencing employment after January 1, 2005, the Company does not contribute towards post-retirement healthcare benefits. Retirees and employees who were eligible to retire when the Life and Healthcare Plan was amended were unaffected. Generally, all other employees were eligible for Health Reimbursement Accounts (“HRA”) with an initial balance equal to the amount of the Company’s estimated then current liability. Contributions to the plan are limited to an annual contribution of 4% of the total HRA balances. Employees, upon retirement, will be able to utilize their HRA for qualified health costs and deductibles.

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

The following table sets forth the changes in the projected benefit obligation for the DB Pension Plan and SERPs and the accumulated post-retirement benefit obligation for the Life and Healthcare Plan; and the respective plan assets, and the plans’ funded status and amounts recognized in the Company’s Consolidated Statements of Condition at December 31, 2016 and 2015 (the measurement dates of the plans).

(in thousands)	DB Pension Plan		Life and Healthcare Plan		SERPs
	2016	2015	2016	2015	2016	2015
Change in benefit obligation:
Benefit obligation at beginning of year	$76,219	$79,138	$8,732	$8,927	$22,160	$22,862
Service cost	0	1,587	258	236	171	201
Interest cost	2,473	2,987	283	323	832	928
Plan participants’ contributions	0	0	185	202	0	0
Amendments	0	0	0	0	188	0
Curtailments	0	(677)	0	0	0	0
Actuarial loss (gain)	1,403	(4,224)	210	(467)	697	(1,210)
Benefits paid	(2,791)	(2,592)	(547)	(489)	(649)	(621)
Benefit obligation at end of year	$77,304	$76,219	$9,121	$8,732	$23,399	$22,160
Change in plan assets:
Fair value of plan assets at beginning of year	$68,931	$71,227	$0	$0	$0	$0
Actual return on plan assets	4,367	296	0	0	0	0
Plan participants’ contributions	0	0	185	202	0	0
Employer contributions	1,300	0	362	287	649	621
Benefits paid	(2,791)	(2,592)	(547)	(489)	(649)	(621)
Fair value of plan assets at end of year	$71,807	$68,931	$0	$0	$0	$0
Unfunded status	$(5,497)	$(7,288)	$(9,121)	$(8,732)	$(23,399)	$(22,160)

The accumulated benefit obligation for the DB Pension Plan for 2016 and 2015 was $77.3 million and $76.2 million, respectively. The accumulated benefit obligation for the Life and Healthcare Plan for 2016 and 2015 was $9.1 million and $8.7 million, respectively. The accumulated benefit obligation for the SERPs for 2016 and 2015 was $23.4 million and $22.2 million, respectively. The unfunded status of the DB Pension Plan has been recognized in other liabilities in the Consolidated Statement of Condition at December 31, 2016 in the amounts of $5.5 million, $9.1 million, and $23.4 million, respectively. The unfunded status of the DB Pension Plan, the Life and Healthcare Plan, and SERPs in the amount of $7.3 million, $8.7 million, and $22.2 million, respectively, has been recognized in other liabilities in the Consolidated Statement of Condition at December 31, 2015.

The curtailment entry for the DB Pension Plan during 2015 represents the Pension Plan freeze effective July 31, 2015. The amendment amount for the SERPs during 2016 represents the installation of additional SERP agreements with certain executives.

Net periodic benefit cost and other comprehensive income includes the following components:

(in thousands)	DB Pension Plan			Life and Healthcare Plan			SERPs
Components of net periodic benefit cost	2016	2015	2014	2016	2015	2014	2016	2015	2014
Service cost	$0	$1,587	$2,434	$258	$236	$201	$171	$201	$222
Interest cost	2,473	2,987	3,069	283	323	367	832	928	866
Expected return on plan assets	(4,844)	(5,028)	(5,024)	0	0	0	0	0	0
Amortization of prior service (credit) cost	(15)	(448)	(123)	16	16	16	75	73	112
Recognized net actuarial loss	975	1,573	859	5	19	0	358	626	206
Recognized net actuarial gain due to curtailments	0	(6,003)	0	0	0	0	0	0	0
Net periodic benefit (credit) cost	$(1,411)	$(5,332)	$1,215	$562	$594	$584	$1,436	$1,828	$1,406
Other changes in plan assets and benefit obligations recognized in other comprehensive income (loss)
Net actuarial loss (gain)	$1,880	$(169)	$19,027	$210	$(467)	$192	$697	$(1,210)	$4,992
Recognized actuarial loss	(975)	(1,573)	(859)	(5)	(19)	0	(358)	(626)	(206)
Prior service credit	0	0	(6,282)	0	0	0	188	0	0
Recognized prior service cost (credit)	15	6,451	123	(16)	(16)	(16)	(75)	(73)	(112)
Recognized in other comprehensive income (loss)	$920	$4,709	$12,009	$189	$(502)	$176	$452	$(1,909)	$4,674
Total recognized in net periodic benefit cost and other comprehensive income	$(491)	$(623)	$13,224	$751	$92	$760	$1,888	$(81)	$6,080

Pre-tax amounts recognized as a component of accumulated other comprehensive income (loss) as of year-end that have not been recognized as a component of the Company’s combined net periodic benefit cost of the Company’s DB Pension Plan, Life and Healthcare Plan and SERPs are presented in the following table.

(in thousands)	DB Pension Plan			Life and Healthcare Plan			SERPs
	2016	2015	2014	2016	2015	2014	2016	2015	2014
Net actuarial loss (gain)	$39,601	$38,695	$40,437	$1,093	$889	$1,375	$7,077	$6,739	$8,575
Prior service cost (credit)	(40)	(55)	(6,506)	235	250	266	689	576	648
Total	$39,561	$38,640	$33,931	$1,328	$1,139	$1,641	$7,766	$7,315	$9,223

The pre-tax amounts included in accumulated other comprehensive income that are expected to be recognized in net periodic pension cost during the fiscal year ended December 31, 2017 are shown below.

(in thousands)	DB Pension Plan	Life and Healthcare Plan	SERPs
Actuarial loss	965	12	365
Prior service cost	(10)	16	87
Total	955	28	452

Weighted-average assumptions used in accounting for the plans were as follows:

(in thousands)	DB Pension Plan			Life and Healthcare Plan			SERPs
	2016	2015	2014	2016	2015	2014	2016	2015	2014
Discount Rates
Benefit Cost for Plan Year	4.05%	3.81%	4.76%	4.14%	3.80%	4.70%	4.32%	4.00%	5.00%
Benefit Obligation at End of Plan Year	3.89%	4.05%	3.81%	3.97%	4.14%	3.80%	4.10%	4.32%	4.00%
Expected long-term return on plan assets	7.25%	7.25%	7.25%	N/A	N/A	N/A	N/A	N/A	N/A
Rate of compensation increase
Benefit Cost for Plan Year	N/A	5.00%	5.00%	5.00%	5.00%	5.00%	5.00%	5.00%	5.00%
Benefit Obligation at End of Plan Year	N/A	5.00%	5.00%	5.00%	5.00%	5.00%	5.00%	5.00%	5.00%

Tompkins Trust Company offers post-retirement life and healthcare benefits, although as previously mentioned, has discontinued providing post-retirement healthcare to participants hired after 2004. The weighted average annual assumed rate of increase in the per capita cost of covered benefits (the health care cost trend rate) was 6.30% beginning in 2016 and is assumed to decrease gradually to 4.5% in 2026 and beyond. A 1% increase in the assumed health care cost trend rate would increase service and interest costs by approximately $16,500 and increase the Company’s benefit obligation by approximately $173,000. A 1% decrease in the assumed health care cost trend rate, would decrease service and interest costs by approximately $13,900 and decrease the Company’s benefit obligation by approximately $150,000.

To develop the expected long-term rate of return on assets assumption for the DB Pension Plan, the Company considered the historical returns and the future expectations for returns for each asset class, as well as target asset allocations of the pension portfolio. Based on this analysis, the Company selected 7.25% as the long-term rate of return on asset assumption.

The discount rates used to determine the Company’s DB Pension Plan and other post-retirement benefit obligations as of December 31, 2016, and December 31, 2015, were determined by matching estimated benefit cash flows to a yield curve derived from Citigroup’s regular bond yield at December 31, 2016 and December 31, 2015.

Based on the Company’s anticipation of future experience under the DB Pension Plan, the mortality tables used to determine future benefit obligations under the plan were updated as of December 31, 2016 to the RP 2014 Total Employee and Healthy Annuitant Mortality Tables rolled back to 2006 and projected with Mortality Improvement Scale MP 2016. The Company updated this assumption based on the new improvement table released by The Society of Actuaries in October 2016. The appropriateness of the assumptions is reviewed annually.

Cash Flows

Plan assets are amounts that have been segregated and restricted to provide benefits, and include amounts contributed by the Company and amounts earned from investing contributions, less benefits paid. The Company funds the cost of the SERPs and the Life and Healthcare Plan benefits on a pay-as-you-go basis.

The benefits as of December 31, 2016, expected to be paid in each of the next five fiscal years, and in the aggregate for the five fiscal years thereafter were as follows:

(in thousands)	DB Pension Plan	Life and Healthcare Plan	SERPs
2017	$3,910	$541	$673
2018	3,820	475	668
2019	4,242	483	663
2020	4,030	479	700
2021	4,266	475	691
2022-2026	22,635	2,637	4,099
Total	$42,903	$5,090	$7,494

Plan Assets

The Company’s DB Pension Plan’s weighted-average asset allocations at December 31, 2016 and 2015, respectively, by asset category are as follows:

	2016	2015
Equity securities	68%	75%
Debt securities	30%	24%
Other	2%	1%
Total Allocation	100%	100%

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

Fair Value Measurements
December 31, 2016
(in thousands)	Fair Value 2016	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$1,147	$1,147	$0	$0
Common stocks	23,291	23,291	0	0
Mutual funds	46,619	46,619	0	0
Preferred stocks	750	0	750	0
Total Fair Value of Plan Assets	$71,807	$71,057	$750	$0

Fair Value Measurements
December 31, 2015
(in thousands)	Fair Value 2015	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$694	$694	$0	$0
U.S. Treasury securities	7,599	7,599	0	0
U.S. Government sponsored entities securities	508	0	508	0
Corporate bonds and notes	6,627	0	6,627	0
Common stocks	25,324	25,324	0	0
Mutual funds	27,429	27,429	0	0
Preferred stocks	750	0	750	0
Total Fair Value of Plan Assets	$68,931	$61,046	$7,885	$0

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

The Company has an Employee Stock Ownership Plan (ESOP) and a 401(k) Investment and Stock Ownership Plan (ISOP) covering substantially all employees of the Company. The ESOP allows for Company contributions in the form of common stock of the Company. Annually, the Tompkins Board of Directors determines a profit-sharing payout to its employees in accordance with a performance-based formula. A percentage of the approved amount is paid in Company common stock into the ESOP. Contributions are limited to a maximum amount as stipulated in the ESOP. The remaining percentage is either paid out in cash or deferred into the ISOP at the direction of the employee. Compensation expense related to the ESOP and ISOP totaled $4.9 million in 2016, $4.4 million in 2015, and $3.9 million in 2014.

Under the ISOP, employees may contribute a percentage of their eligible compensation with a Company match of such contributions up to a maximum match of 4%. Participation in the 401(k) Plan is contingent upon certain age and service requirements. The Company’s expense associated with these matching provisions was $2.4 million in 2016, $2.3 million in 2015, and $2.2 million in 2014.

Life insurance benefits are provided to certain officers of the Company. In connection with these policies, the Company reflects life insurance assets on its Consolidated Statements of Condition of $77.9 million at December 31, 2016, and $75.8 million at December 31, 2015. The insurance is carried at its cash surrender value on the Consolidated Statements of Condition. Increases in the cash surrender value of the insurance are reflected as noninterest income, net of any related mortality expense.

The Company provides split dollar life insurance benefits to certain employees. The plan is unfunded and the estimated liability of the plan of $1.4 million and $1.3 million is recorded in other liabilities in the Consolidated Statements of Condition at December 31, 2016 and 2015, respectively. Compensation expense related to the split dollar life insurance was approximately $110,000 in 2016 and $47,000 in 2015.

Note 13 Stock Plans and Stock Based Compensation

Under the Tompkins Financial Corporation 2009 Equity Plan (“2009 Equity Plan”), the Company may grant incentive stock options, stock appreciation rights ("SARs"), shares of restricted stock and restricted stock units covering up to 1,602,000, shares of the Company's common stock to certain officers, employees, and nonemployee directors. Stock options and SARs are granted at an exercise price equal to the stock’s fair value at the date of grant, may not have a term in excess of ten years, and have vesting periods that range between one and seven years from the grant date. Restricted stock awards have vesting periods that range between one and seven years from grant date, and have grant date fair values that equal the closing price of the Company’s common stock on grant date. Prior to the adoption of the 2009 Equity Plan, the Company had similar stock option plans, which remain in effect solely with respect to unexercised options issued under these plans.

The Company granted 73,716 equity awards to its employees in 2016, consisting of 53,770 shares of restricted stock and 19,946 SARs. The Company granted 109,750 equity awards to its employees in 2015, consisting of 61,235 shares of restricted stock, and 48,515 SARs. The Company granted 186,982 equity awards to its employees in 2014, consisting of 101,100 shares of restricted stock, 81,495 SARs, and 4,387 shares of stock.

The following table presents the activity related to stock options and SARs under all plans for the year ended December 31, 2016.

	Number of Shares/Rights	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2016	441,016	$42.46
Granted	19,946	77.00
Exercised	(107,528)	38.77
Forfeited	(14,918)	45.00
Outstanding at December 31, 2016	338,516	$45.56	5.56	$16,582,002
Exercisable at December 31, 2016	155,046	$39.43	3.17	$8,544,305

Total stock-based compensation expense for stock options and SARs was $476,000 in 2016, $509,000 in 2015, and $734,000 in 2014. As of December 31, 2016, unrecognized compensation cost related to unvested stock options and SARs totaled $1.3 million. The cost is expected to be recognized over a weighted average period of 4.4 years. Net cash proceeds, tax benefits and intrinsic value related to total stock options, SARs, and restricted stock exercised is as follows:

(in thousands)	2016	2015	2014
Net proceeds from stock option exercises	$(806)	$1,382	$1,512
Tax benefits related to stock option and SAR exercises and vesting of restricted shares	1,433	358	234
Intrinsic value of stock option exercises	3,718	3,014	2,112

The Company uses the Black-Scholes option-valuation model to determine the fair value of incentive stock options and SARs at the date of grant. The valuation model estimates fair value based on the assumptions listed in the table below. The risk-free rate is the interest rate available on zero-coupon U.S. Treasury instruments with a remaining term equal to the expected term of the share option at the time of grant. The expected dividend yield is based on the dividend trends and the market price of the Company’s stock price at grant. Volatility is largely based on historical volatility of the Company’s stock price. The expected term is based upon historical experience of employee exercises and terminations as the vesting term of the grants. The fair values of the grants are expensed over the vesting periods.

	2016	2015	2014
Weighted per share average fair value at grant date	$12.88	$8.96	$8.32
Risk-free interest rate	1.57%	1.80%	1.91%
Expected dividend yield	3.00%	3.80%	5.14%
Volatility	24.58%	25.32%	30.96%
Expected life (years)	5.50	6.00	6.00

December 31, 2016
Options and SARs Outstanding			Options and SARs Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$13.00-20.00	626	2.96	$16.47	626	$16.47
$20.01-29.30	2,985	4.23	$22.03	2,985	$22.03
$29.31-35.70	1,295	1.96	$30.96	1,295	$30.96
$35.71-37.50	99,466	3.07	$37.12	71,706	$37.16
$37.51-41.00	41,003	6.34	$40.60	9,755	$40.60
$41.01-50.00	126,295	5.47	$45.71	68,679	$42.76
$50.01-60.00	46,900	8.84	$56.29	0	$0
$60.01-86.18	19,946	9.86	$77.00	0	$0
	338,516	5.56	$45.56	155,046	$39.43

The following table presents activity related to restricted stock awards for the twelve months ended December 31, 2016.

	Number of Shares	Weighted Average Exercise Price
Unvested at January 1, 2016	247,347	$47.57
Granted	53,770	76.93
Vested	(36,030)	73.99
Forfeited	(13,371)	46.88
Unvested at December 31, 2016	251,716	$54.46

The Company granted 53,770 restricted stock awards in 2016 at an average grant date fair value of $76.93. The Company granted 61,235 restricted stock awards in 2015 at an average grant date fair value of $56.29. The Company granted 101,100 restricted stock awards in 2014 at an average grant date fair value of $49.22. The grant date fair values were the closing prices of the Company’s common stock on the grant dates. The Company recognized stock-based compensation related to restricted stock awards of $1.8 million in 2016, $1.4 million in 2015, and $771,000 in 2014. Unrecognized compensation costs related to restricted stock awards totaled $11.0 million at December 31, 2016 and will be recognized over 4.8 years on a weighted average basis.

Note 14 Other Noninterest Income and Expense

Other income and operating expense totals are presented in the table below.  Components of these totals exceeding 1% , and other significant items, of the aggregate of total other noninterest income and total other noninterest expenses for any of the years presented below are stated separately.

	Year ended December 31,
(in thousands)	2016	2015	2014
NONINTEREST INCOME
Other service charges	$2,671	$2,972	$3,267
Increase in cash surrender value of corporate owned life insurance	2,106	2,064	1,883
Net gain on sale of loans	95	54	362
Other miscellaneous income	1,419	3,788	3,472
Total other noninterest income	$6,291	$8,878	$8,984
NONINTEREST EXPENSES
Marketing expense	$5,087	$4,780	$4,942
Professional fees	5,446	5,352	6,094
Technology expense	7,011	6,220	6,172
Cardholder expense	2,503	2,653	2,712
Other miscellaneous expenses	17,029	18,662	21,201
Total other noninterest expenses	$37,076	$37,667	$41,121

Note 15 Income Taxes

The income tax expense (benefit) attributable to income from operations is summarized as follows:

(in thousands)	Current	Deferred	Total
2016
Federal	$22,943	$1,551	$24,494
State	2,243	308	2,551
Total	$25,186	$1,859	$27,045
2015
Federal	$22,955	$2,841	$25,796
State	3,103	63	3,166
Total	$26,058	$2,904	$28,962
2014
Federal	$19,749	$2,915	$22,664
State	624	2,116	2,740
Total	$20,373	$5,031	$25,404

The primary reasons for the differences between income tax expense and the amount computed by applying the statutory federal income tax rate to earnings are as follows:

	2016	2015	2014
Statutory federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	1.9	2.4	2.3
Tax exempt income	(2.7)	(2.5)	(2.5)
Excess benefits from equity-based compensation	(1.4)	0.0	0.0
Bank-owned life insurance income	(0.8)	(0.8)	(0.8)
Federal tax credit	(0.4)	(0.8)	(1.0)
All other	(0.3)	(0.2)	(0.2)
Total	31.3%	33.1%	32.8%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Significant components of the Company’s deferred tax assets and liabilities as of December 31 were as follows:

(in thousands)	2016	2015	2014
Deferred tax assets:
Allowance for loan and lease losses	$13,737	$12,411	$11,276
Interest income on nonperforming loans	214	1,207	395
Compensation and benefits	14,504	14,032	13,081
Purchase accounting adjustments	527	1,920	3,538
Liabilities held at fair value	1	218	364
Tax credit carryforward	0	831	1,995
Other	3,088	2,546	2,347
Total	$32,071	$33,165	$32,996
Deferred tax liabilities:
Prepaid pension	$11,439	$10,992	$9,377
Depreciation	3,006	3,277	2,553
Intangibles	882	567	236
Other	2,901	2,144	1,741
Total deferred tax liabilities	$18,228	$16,980	$13,907
Net deferred tax asset at year-end	$13,843	$16,185	$19,089
Net deferred tax asset at beginning of year	$16,185	$19,089	$24,120
Decrease in net deferred tax asset	(2,342)	(2,904)	(5,031)
Purchase accounting adjustments, net	(483)	0	0
Deferred tax expense	$1,859	$2,904	$5,031

This analysis does not include recorded deferred tax assets (liabilities) of $5.1 million and $1.8 million as of December 31, 2016 and 2015, respectively, related to net unrealized holdings losses/(gains) in the available-for-sale securities portfolio. In addition, the analysis excludes the recorded deferred tax assets of $18.6 million and $18.1 million, as of December 31, 2016 and 2015, respectively, related to employee benefit plans.

Realization of deferred tax assets is dependent upon the generation of future taxable income or the existence of sufficient taxable income within the carry-back period. A valuation allowance is provided when it is more likely than not that some portion of the deferred tax assets will not be realized. In assessing the need for a valuation allowance, management considers the scheduled reversal of the deferred tax liabilities, the level of historical taxable income, and the projected future taxable income over the periods in which the temporary differences comprising the deferred tax assets will be deductible. Based on its assessment, management determined that no valuation allowance is necessary at December 31, 2016 and 2015.

At December 31, 2016 and December 31, 2015, the Company had no ASC 740-10 unrecognized tax benefits. The Company does not expect the total amount of unrecognized tax benefits to significantly increase within the next twelve months. The Company recognizes interest and penalties on unrecognized tax benefits in income tax expense in its Consolidated Statements of Income.

The Company is subject to U.S. federal income tax and income tax in various state jurisdictions. All tax years ending after December 31, 2011 are open to examination by the taxing authorities.

Note 16 Other Comprehensive Income

The tax effect allocated to each component of other comprehensive income (loss) were as follows:

December 31, 2016	Before-Tax Amount	Tax (Expense) Benefit	Net of Tax
Available-for-sale securities:
(in thousands)
Change in net unrealized losses during the period	$(7,689)	$3,074	$(4,615)
Reclassification adjustment for net realized gain on sale included in available-for-sale securities	(926)	370	(556)
Net unrealized losses	(8,615)	3,444	(5,171)

Employee benefit plans:
Net retirement plan loss	(2,787)	1,114	(1,673)
Net retirement plan prior service credit	(188)	75	(113)
Amortization of net retirement plan actuarial loss	1,338	(535)	803
Amortization of net retirement plan prior service (cost) credit	76	(30)	46
Employee benefit plans	(1,561)	624	(937)

Other comprehensive loss	$(10,176)	$4,068	$(6,108)

December 31, 2015	Before-Tax Amount	Tax (Expense) Benefit	Net of Tax
Available-for-sale securities:
(in thousands)
Change in net unrealized gain during the period	$(8,241)	$3,295	$(4,946)
Reclassification adjustment for net realized gain on sale included in available-for-sale securities	(1,108)	443	(665)
Net unrealized losses	(9,349)	3,738	(5,611)

Employee benefit plans:
Net retirement plan gain	1,846	(738)	1,108
Amortization of net retirement plan actuarial loss	2,218	(887)	1,331
Amortization of net retirement plan prior service (cost) credit	(6,362)	2,544	(3,818)
Employee benefit plans	(2,298)	919	(1,379)

Other comprehensive loss	$(11,647)	$4,657	$(6,990)

December 31, 2014	Before-Tax Amount	Tax (Expense) Benefit	Net of Tax
Available-for-sale securities:
(in thousands)
Change in net unrealized loss during the period	$19,094	$(7,635)	$11,459
Reclassification adjustment for net realized gain on sale included in available-for-sale securities	(391)	156	(235)
Net unrealized gains	18,703	(7,479)	11,224

Employee benefit plans:
Net retirement plan loss	(24,211)	9,684	(14,527)
Net retirement plan prior service credit	6,282	(2,513)	3,769
Amortization of net retirement plan actuarial loss	1,065	(426)	639
Amortization of net retirement plan prior service credit	5	(2)	3
Employee benefit plans	(16,859)	6,743	(10,116)

Other comprehensive income	$1,844	$(736)	$1,108

The following table presents the activity in our accumulated other comprehensive loss for the periods indicated:

(in thousands)	Available-for-Sale Securities	Employee Benefit Plans	Accumulated Other Comprehensive Income (loss)
Balance at January 1, 2014	$(8,357)	$(16,762)	$(25,119)
Other comprehensive (loss) income	11,224	(10,116)	1,108
Balance at December 31, 2014	$2,867	$(26,878)	$(24,011)

Balance at January 1, 2015	2,867	(26,878)	(24,011)
Other comprehensive loss	(5,611)	(1,379)	(6,990)
Balance at December 31, 2015	$(2,744)	$(28,257)	$(31,001)

Balance at January 1, 2016	(2,744)	(28,257)	(31,001)
Other comprehensive loss	(5,171)	(937)	(6,108)
Balance at December 31, 2016	$(7,915)	$(29,194)	$(37,109)

December 31, 2016
Details about Accumulated other Comprehensive Income (Loss) Components (in thousands)	Amount Reclassified from Accumulated Other Comprehensive Income[1]	Affected Line Item in the Statement Where Net Income is Presented
Available-for-sale securities:
Unrealized gains and losses on available-for-sale securities	$926	Net gain on securities transactions
	(370)	Tax expense
	556	Net of tax
Employee benefit plans:
Amortization of the following [2]
Net retirement plan actuarial loss	(1,338)	Pension and other employee benefits
Net retirement plan prior service credit	(76)	Pension and other employee benefits
Net retirement plan transition liability	0	Pension and other employee benefits
	(1,414)	Total before tax
	565	Tax benefit
	(849)	Net of tax

December 31, 2015
Details about Accumulated other Comprehensive Income (Loss) Components (in thousands)	Amount Reclassified from Accumulated Other Comprehensive Income[1]	Affected Line Item in the Statement Where Net Income is Presented
Available-for-sale securities:
Unrealized gains and losses on available-for-sale securities	$1,108	Net gain on securities transactions
	(443)	Tax expense
	665	Net of tax
Employee benefit plans:
Amortization of the following [2]
Net retirement plan actuarial loss	(2,218)	Pension and other employee benefits
Net retirement plan prior service credit	359	Pension and other employee benefits
	(1,859)	Total before tax
	744	Tax benefit
	(1,115)	Net of tax
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

The Company’s maximum potential obligations to extend credit for loan commitments (unfunded loans, unused lines of credit, and standby letters of credit) outstanding on December 31 were as follows:

(in thousands)	2016	2015

Loan commitments	$125,472	$200,316
Standby letters of credit	57,723	58,639
Undisbursed portion of lines of credit	773,893	719,234
Total	$957,088	$978,189

Commitments to extend credit (including lines of credit) are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Standby letters of credit are conditional commitments to guarantee the performance of a customer to a third party. The Company extends standby letters of credit to its customers in the normal course of business. The standby letters of credit are generally short-term. As of December 31, 2016, the Company’s maximum potential obligation under standby letters of credit was $57.7 million. Management uses the same credit policies in making commitments to extend credit and standby letters of credit as are used for on-balance-sheet lending decisions. Based upon management’s evaluation of the counterparty, the Company may require collateral to support commitments to extend credit and standby letters of credit. The credit risk amounts are equal to the contractual amounts, assuming the amounts are fully advanced and collateral or other security is of no value. The Company does not anticipate losses as a result of these transactions. These commitments also have off-balance-sheet interest-rate risk, in that the interest rate at which these commitments were made may not be at market rates on the date the commitments are fulfilled. Since some commitments and standby letters of credit are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash flow requirements.

At December 31, 2016, the Company had rate lock agreements associated with mortgage loans to be sold in the secondary market (certain of which relate to loan applications for which no formal commitment has been made) amounting to approximately $187,000. In order to limit the interest rate risk associated with rate lock agreements, as well as the interest rate risk associated with mortgages held for sale, if any, the Company enters into agreements to sell loans in the secondary market to unrelated investors on a loan-by-loan basis. At December 31, 2016, the Company had approximately $187,000 of commitments to sell mortgages to unrelated investors on a loan-by-loan basis.

In the normal course of business, the Company is involved in various legal proceedings. In the opinion of management, based upon the review with counsel, the proceedings are not expected to have a material effect on the Company’s financial condition or results of operations.

Note 18 Earnings Per Share

Calculation of basic earnings per share (Basic EPS) and diluted earnings per share (Diluted EPS) is shown below.

	Year ended December 31,
(in thousands, except share and per share data)	2016	2015	2014
Basic
Net income available to common shareholders	$59,340	$58,421	$52,041
Less: income attributable to unvested stock-based compensation awards	(912)	(834)	(503)
Net earnings allocated to common shareholders	58,428	57,587	51,538

Weighted average shares outstanding, including unvested stock-based	15,044,733	14,940,274	14,824,333

Less: unvested stock-based compensation awards	(232,021)	(212,081)	(147,711)
Weighted average shares outstanding - Basic	14,812,712	14,728,193	14,676,622

Diluted
Net earnings allocated to common shareholders	58,428	57,587	51,538

Weighted average shares outstanding - Basic	14,812,712	14,728,193	14,676,622

Plus: incremental shares from assumed conversion of stock-based	123,519	134,833	113,002

Weighted average shares outstanding - Diluted	14,936,231	14,863,026	14,789,624

Basic EPS	$3.94	$3.91	$3.51
Diluted EPS	$3.91	$3.87	$3.48

Stock-based compensation awards representing 72,321, 108,159, and 229,868 common shares for 2016, 2015, 2014, respectively, were not included in the computations of diluted earnings per common share because the effect on those periods would have been antidilutive.

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

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of December 31, 2016 and 2015 segregated by the level of valuation inputs within the fair value hierarchy used to measure fair value.

Recurring Fair Value Measurements
December 31, 2016

(in thousands)	Fair Value 12/31/2016	(Level 1)	(Level 2)	(Level 3)
Available-for-sale securities
Obligations of U.S. Government sponsored entities	$527,627	$0	$527,627	$0
Obligations of U.S. states and political subdivisions	89,056	0	89,056	0
Mortgage-backed securities - residential
U.S. Government agencies	158,226	0	158,226	0
U.S. Government sponsored entities	651,430	0	651,430	0
Non-U.S. Government agencies or sponsored entities	116	0	116	0
U.S. corporate debt securities	2,162	0	2,162	0
Equity securities	921	0	0	921

The change in the fair value of the $921,000 of available-for-sale securities valued using significant unobservable inputs (level 3), between January 1, 2016 and December 31, 2016 was immaterial.

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

The change in the fair value of the $934,000 of available-for-sale securities valued using significant unobservable inputs (level 3), between January 1, 2015 and December 31, 2015 was immaterial.

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

Fair values of borrowings are estimated using Level 2 inputs based upon observable market data. The Company determines fair value for its borrowings using a discounted cash flow technique based upon expected cash flows and current spreads on FHLB advances with the same structure and terms. The Company also receives pricing information from third parties, including the FHLB. The pricing obtained is considered representative of the transfer price if the liabilities were assumed by a third party. In 2016, the Company prepaid its other borrowings held at fair value.

There were no transfers between Level 2 and Level 3 values during 2016 and 2015.

Certain assets are measured at fair value on a nonrecurring basis, that is, they are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances. For the Company, these include loans held for sale, collateral dependent impaired loans, other real estate owned, goodwill and other intangible assets. During 2016, certain collateral dependent impaired loans and other real estate owned at December 31, 2016, were adjusted down to fair value. Collateral values are estimated using Level 2 inputs based upon observable market data. Real estate values are generally valued using independent appraisals or other indications of value based on recent comparable sales of similar properties or assumptions generally available in the market.

		Fair value measurements at reporting date using:			Gain (losses) from fair value changes
(in thousands)	As of	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs	Twelve months ended
Assets:	12/31/2016	(Level 1)	(Level 2)	(Level 3)	12/31/2016
Impaired Loans	$7,296	$0	$7,296	$0	$(234)
Other real estate owned	908	0	908	0	(76)

		Fair value measurements at reporting date using:			Gain (losses) from fair value changes
(in thousands)	As of	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs	Twelve months ended
Assets:	12/31/2015	(Level 1)	(Level 2)	(Level 3)	12/31/2015
Impaired Loans	$5,730	$0	$5,730	$0	$(326)
Other real estate owned	1,995	0	1,995	0	714

The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments at December 31, 2016 and 2015. The carrying amounts shown in the table are included in the Consolidated Statements of Condition under the indicated captions. The fair value estimates, methods and assumptions set forth below for the Company’s financial instruments, including those financial instruments carried at cost, are made solely to comply with disclosures required by generally accepted accounting principles in the United States and does not always incorporate the exit-price concept of fair value prescribed by ASC Topic 820-10 and should be read in conjunction with the financial statements and notes included in this Report.

Estimated Fair Value of Financial Instruments
December 31, 2016
(in thousands)	Carrying Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets:

Cash and cash equivalents	$63,954	$63,954	$63,954	$0	$0
Securities - held-to-maturity	142,119	142,832	0	142,832	0
FHLB and FRB stock	43,133	43,133	0	43,133	0
Accrued interest receivable	17,390	17,390	0	17,390	0
Loans and leases, net[1]	4,222,278	4,187,415	0	7,296	4,180,119

Financial Liabilities:

Time deposits	$870,788	$867,921	$0	$867,921	$0
Other deposits	3,754,351	3,754,351	0	3,754,351	0
Securities sold under agreements to repurchase	69,062	69,109	0	69,109	0
Other borrowings	884,815	884,842	0	884,842	0
Trust preferred debentures[2]	37,681	43,321	0	43,321	0
Accrued interest payable	1,902	1,902	0	1,902	0

1 Lease receivables, although excluded from the scope of ASC Topic 825, are included in the estimated fair value amounts at their carrying value.
2 The fair value of Tompkins Capital Trust I is shown to equal the book value of $21.2 million given that it was redeemed at par on January 31, 2017.

Estimated Fair Value of Financial Instruments
December 31, 2015
(in thousands)	Carrying Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets:

Cash and cash equivalents	$58,257	$58,257	$58,257	$0	$0
Securities - held-to-maturity	146,071	146,686	0	146,686
FHLB and FRB stock	29,969	29,969	0	29,969	0
Accrued interest receivable	16,433	16,433	0	16,433	0
Loans and leases, net[1]	3,740,038	3,739,695	0	5,730	3,733,965

Financial Liabilities:

Time deposits	$855,133	$853,839	$0	$853,839	$0
Other deposits	3,540,173	3,540,173	0	3,540,173	0
Securities sold under agreements to repurchase	136,513	138,161		138,161
Other borrowings	525,709	527,041	0	527,041	0
Trust preferred debentures	37,509	45,190	0	45,190	0
Accrued interest payable	1,973	1,973	0	1,973	0

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

As of December 31, 2016, the most recent notifications from Federal bank regulatory agencies categorized Tompkins Trust Company, The Bank of Castile, Mahopac Bank, and VIST Bank as “well capitalized” under the regulatory framework for PCA. To be categorized as well capitalized, the Company and its subsidiary banks must maintain total risk-based, Tier 1 risk-based, common equity Tier 1 capital and Tier 1 leverage ratios as set forth in the table below. There are no conditions or events since that notification that management believes have changed the capital category of the Company or its subsidiary banks. On January 31, 2017, the Company redeemed all of the trust preferred of Tompkins Capital Trust I, $20.5 million, at a redemption price equal to 100% of the liquidation amount of the securities ($1,000 per security), plus any accrued and unpaid interest up to the redemption date. As such, the Company excluded the $20.5 million for the calculation of Tier 1 and Total Capital below, which unfavorably impacted the consolidated ratios as of year-end 2016.

Actual capital amounts and ratios of the Company and its subsidiary banks are as follows:

	Actual	Required to be Adequately Capitalized	Required to be Well Capitalized
(dollar amounts in thousands)	Amount/Ratio	Amount/Ratio	Amount/Ratio
December 31, 2016
Total Capital (to risk-weighted assets)
The Company (consolidated)	$540,109 /12.2%	$353,520/>8.0%	$441,900/>10.0%
Trust Company	$154,062/12.3%	$99,880/>8.0%	$124,850/>10.0%
Castile	$114,282/10.7%	$85,699/>8.0%	$107,124/>10.0%
Mahopac	$111,727/12.6%	$70,824/>8.0%	$88,530/>10.0%
VIST	$141,193/11.9%	$95,116/>8.0%	$118,895/>10.0%
Common EquityTier 1 Capital (to risk-weighted assets)
The Company (consolidated)	$486,006/11.0%	$198,855/>4.5%	$287,235/>6.5%
Trust Company	$144,672/11.6%	$56,182/>4.5%	$81,152/>6.5%
Castile	$105,998/9.9%	$48,206/>4.5%	$69,630/>6.5%
Mahopac	$100,956/11.4%	$39,838/>4.5%	$57,544/>6.5%
VIST	$133,505/11.2%	$53,503/>4.5%	$77,282/>6.5%
Tier 1 Capital (to risk-weighted assets)
The Company (consolidated)	$502,525/11.4%	$265,140/>6.0%	$353,520/>8.0%
Trust Company	$144,672/11.6%	$74,910/>6.0%	$99,880/>8.0%
Castile	$105,998/9.9%	$64,274/>6.0%	$85,699/>8.0%
Mahopac	$100,956/11.4%	$53,118/>6.0%	$70,824/>8.0%
VIST	$133,505/11.2%	$71,337/>6.0%	$95,116/>8.0%
Tier 1 Capital (to average assets)
The Company (consolidated)	$502,525/8.4%	$238,872/>4.0%	$298,590/>5.0%
Trust Company	$144,672/7.7%	$75,246/>4.0%	$94,057/>5.0%
Castile	$105,998/7.7%	$54,851/>4.0%	$68,563/>5.0%
Mahopac	$100,956/8.4%	$48,333/>4.0%	$60,416/>5.0%
VIST	$133,505/8.9%	$59,984/>4.0%	$74,980/>5.0%

December 31, 2015
Total Capital (to risk-weighted assets)
The Company (consolidated)	$520,891/13.0%	>$319,711/>8.0%	>$399,638/>10.0%
Trust Company	$151,299/13.7%	>$88,274/>8.0%	>$110,342/>10.0%
Castile	$104,568/10.5%	>$79,657/>8.0%	>$99,571/>10.0%
Mahopac	$110,158/14.0%	>$62,943/>8.0%	>$78,678/>10.0%
VIST	$133,925/12.4%	>$86,371/>8.0%	>$107,964/>10.0%
Common EquityTier 1 Capital (to risk-weighted assets)
The Company (consolidated)	$449,535/11.3%	>$179,837/>4.5%	>$259,765/>6.5%
Trust Company	$143,005/13.0%	>$49,654/>4.5%	>$71,722/>6.5%
Castile	$97,097/9.8%	>$44,807/>4.5%	>$64,721/>6.5%
Mahopac	$100,322/12.8%	>$35,405/>4.5%	>$51,141/>6.5%
VIST	$127,229/11.8%	>$48,584/>4.5%	>$70,177/>6.5%
Tier 1 Capital (to risk-weighted assets)
The Company (consolidated)	$487,043/12.2%	>$239,783/>6.0%	>$319,711/>8.0%
Trust Company	$143,005/13.0%	>$66,205/>6.0%	>$88,274/>8.0%
Castile	$97,097/9.8%	>$59,743/>6.0%	>$79,657/>8.0%
Mahopac	$100,322/12.8%	>$47,207/>6.0%	>$62,943/>8.0%
VIST	$127,229/11.8%	>$64,779/>6.0%	>$86,371/>8.0%
Tier 1 Capital (to average assets)
The Company (consolidated)	$487,043/8.8%	>$220,995/>4.0%	>$276,243/>5.0%
Trust Company	$143,005/8.0%	>$71,319/>4.0%	>$89,148/>5.0%
Castile	$97,097/7.7%	>$50,309/>4.0%	>$62,887/>5.0%
Mahopac	$100,322/9.2%	>$43,865/>4.0%	>$54,831/>5.0%
VIST	$127,229/9.1%	>$55,650/>4.0%	>$69,563/>5.0%

Note 21 Condensed Parent Company Only Financial Statements

Condensed financial statements for Tompkins (the Parent Company) as of December 31, are presented below.

Condensed Statements of Condition
(in thousands)	2016	2015
Assets

Cash	$28,398	$5,759
Available-for-sale securities, at fair value	0	0
Investment in subsidiaries, at equity	563,691	548,227
Other	10,345	12,940
Total Assets	$602,434	$566,926

Liabilities and Shareholders’ Equity

Borrowings	$16,000	$13,510
Trust preferred debentures issued to non-consolidated subsidiary	37,681	37,509
Other liabilities	800	893
Tompkins Financial Corporation Shareholders’ Equity	547,953	515,014
Total Liabilities and Shareholders’ Equity	$602,434	$566,926

Condensed Statements of Income
(in thousands)	2016	2015	2014
Dividends from available-for-sale securities	$0	$2	$2
Dividends received from subsidiaries	47,584	28,667	28,727
Other income	269	593	1,059
Total Operating Income	47,853	29,262	29,788

Interest expense	2,743	2,648	2,703
Other expenses	6,089	5,996	6,484
Total Operating Expenses	8,832	8,644	9,187
Income Before Taxes and Equity in Undistributed
Earnings of Subsidiaries	39,021	20,618	20,601
Income tax benefit	3,549	2,987	3,654
Equity in undistributed earnings of subsidiaries	16,770	34,816	27,786
Net Income	$59,340	$58,421	$52,041

Condensed Statements of Cash Flows
(in thousands)	2016	2015	2014
Operating activities
Net income	$59,340	$58,421	$52,041
Adjustments to reconcile net income to net cash provided by operating activities
Equity in undistributed earnings of subsidiaries	(16,770)	(34,816)	(27,799)
Other, net	1,826	1,511	(999)
Net Cash Provided by Operating Activities	44,396	25,116	23,243
Investing activities

Other, net	24	81	85
Net Cash Provided by Investing Activities	24	81	85
Financing activities

Borrowings, net	2,490	0	(1,000)
Cash dividends	(26,603)	(25,411)	(23,983)
Repurchase of common shares	(1,166)	(3,505)	(4,602)
Net shares issued related to restricted stock awards	(835)	(195)	64
Shares issued for dividend reinvestment plans	3,201	0	2,186
Shares issued for employee stock ownership plan	1,938	1,595	1,528
Net proceeds from exercise of stock options	(806)	1,382	1,512
Common stock issued	0	50	50
Net Cash Used in Financing Activities	(21,781)	(26,084)	(24,245)
Net (decrease) increase in cash	22,639	(887)	(917)
Cash at beginning of year	5,759	6,646	7,563
Cash at End of Year	$28,398	$5,759	$6,646

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

Banking

The banking segment is primarily comprised of the Company's four banking subsidiaries: Tompkins Trust Company, a commercial bank with 13 banking offices operated in Ithaca, NY and surrounding communities. The Bank of Castile (DBA Tompkins Bank of Castile), a commercial bank with 17 banking offices located in the Genesee Valley region of New York State as well as Monroe County; Mahopac Bank (DBA Tompkins Mahopac Bank), a commercial bank with 14 full-service banking offices located in the counties north of New York City; and VIST Bank (DBA Tompkins VIST Bank), a banking organization with 21 banking offices headquartered and operating in Southeastern Pennsylvania.

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

Insurance

The Company provides property and casualty insurance services and employee benefits consulting through Tompkins Insurance Agencies, Inc., a wholly-owned subsidiary of the Company, headquartered in Batavia, New York. Tompkins Insurance is an independent insurance agency, representing many major insurance carriers. Tompkins Insurance provides employee benefit consulting to employers in Western and Central New York and Southeastern Pennsylvania, assisting them with their medical, group life insurance and group disability insurance. Through the 2012 acquisition of VIST Financial, Tompkins Insurance expanded its operations with the addition of VIST Insurance, a full service agency offering a similar array of insurance products as Tompkins Insurance in southeastern Pennsylvania. Tompkins Insurance offers services to customers of the Company’s banking subsidiaries by sharing offices with The Bank of Castile, Tompkins Trust Company and VIST Bank. In addition to these shared offices, Tompkins Insurance has five stand-alone offices in Western New York, one stand-alone office in Tompkins County, New York and one stand-alone office in Montgomery County, Pennsylvania.

Wealth Management

The wealth management segment is generally organized under the Tompkins Financial Advisors brand. Tompkins Financial Advisors offers a comprehensive suite of financial services to customers, including trust and estate services, investment management and financial and insurance planning for individuals, corporate executives, small business owners and high net worth individuals. Tompkins Advisors has offices in each of the Company’s four subsidiary banks. As part of the acquisition of VIST Financial Corp. in 2012, VIST Capital Management, LLC was added into Tompkins Financial Advisors brand, offering a complementary assortment of full service investment advisory and brokerage services for individual financial planning, investments and corporate and small business pension and retirement planning solutions.

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

As of and for the year ended December 31, 2016
(in thousands)	Banking	Insurance	Wealth Management	Intercompany	Consolidated
Interest income	$202,739	$2	$0	$(2)	$202,739
Interest expense	22,105	0	0	(2)	22,103
Net interest income	180,634	2	0	0	180,636
Provision for loan and lease losses	4,321	0	0	0	4,321
Noninterest income	24,402	29,741	15,842	(1,177)	68,808
Noninterest expense	123,004	24,564	12,216	(1,177)	158,607
Income before income tax expense	77,711	5,179	3,626	0	86,516
Income tax expense	23,928	1,906	1,211	0	27,045
Net Income attributable to noncontrolling interests and Tompkins Financial Corporation	53,783	3,273	2,415	0	59,471
Less: Net income attributable to noncontrolling interests	131	0	0	0	131
Net Income attributable to Tompkins Financial Corporation	$53,652	$3,273	$2,415	$0	$59,340

Depreciation and amortization	$6,401	$353	$75	$0	$6,829
Assets	6,190,824	38,988	15,403	(8,459)	6,236,756
Goodwill	64,369	20,043	8,211	0	92,623
Other intangibles, net	6,433	4,560	356	0	11,349
Net loans and leases	4,222,278	0	0	0	4,222,278
Deposits	4,633,527	0	0	(8,388)	4,625,139
Total equity	506,411	30,825	12,169	0	549,405

As of and for the year ended December 31, 2015
(in thousands)	Banking	Insurance	Wealth Management	Intercompany & Merger	Consolidated
Interest income	$188,598	$2	$148	$(2)	$188,746
Interest expense	20,367	0	0	(2)	20,365
Net interest income	168,231	2	148	0	168,381
Provision for loan and lease losses	2,945	0	0	0	2,945
Noninterest income	27,096	29,818	16,037	(1,011)	71,940
Noninterest expense	115,706	23,783	11,384	(1,011)	149,862
Income before income tax expense	76,676	6,037	4,801	0	87,514
Income tax expense	24,923	2,416	1,623	0	28,962
Net Income attributable to noncontrolling interests and Tompkins Financial Corporation	51,753	3,621	3,178	0	58,552
Less: Net income attributable to noncontrolling interests	131	0	0	0	131
Net Income attributable to Tompkins Financial Corporation	$51,622	$3,621	$3,178	$0	$58,421

Depreciation and amortization	$5,985	$367	$116	$0	$6,468
Assets	5,646,459	36,625	13,951	(7,040)	5,689,995
Goodwill	64,369	19,212	8,211	0	91,792
Other intangibles, net	7,820	4,187	441	0	12,448
Net loans and leases	3,740,038	0	0	0	3,740,038
Deposits	4,401,896	0	0	(6,590)	4,395,306
Total equity	476,138	28,182	12,146	0	516,466

As of and for the year ended December 31, 2014
(in thousands)	Banking	Insurance	Wealth Management	Intercompany & Merger	Consolidated
Interest income	$184,355	$6	$138	$(6)	$184,493
Interest expense	20,687	2	0	(6)	20,683
Net interest income	163,668	4	138	0	163,810
Provision for loan and lease losses	2,306	0	0	0	2,306
Noninterest income	27,418	28,620	16,072	(1,345)	70,765
Noninterest expense	120,708	23,515	11,815	(1,345)	154,693
Income before income tax expense	68,072	5,109	4,395	0	77,576
Income tax expense	21,890	2,052	1,462	0	25,404
Net Income attributable to noncontrolling interests and Tompkins Financial Corporation	46,182	3,057	2,933	0	52,172
Less: Net income attributable to noncontrolling interests	131	0	0	0	131
Net Income attributable to Tompkins Financial Corporation	$46,051	$3,057	$2,933	$0	$52,041

Depreciation and amortization	5,296	271	143	0	$5,710
Assets	5,226,145	34,040	13,779	(4,403)	5,269,561
Goodwill	64,369	19,663	8,211	0	92,243
Other intangibles, net	9,301	4,827	521	0	14,649
Net loans and leases	3,364,291	0	0	0	3,364,291
Deposits	4,173,244	0	0	(4,090)	4,169,154
Total equity	453,037	26,419	10,127	0	489,583

Unaudited Quarterly Financial Data
	2016
(in thousands)	First	Second	Third	Fourth
Interest and dividend income	$49,309	$50,417	$51,077	$51,936
Interest expense	5,271	5,510	5,760	5,562
Net interest income	44,038	44,907	45,317	46,374
Provision for loan and lease losses	855	978	782	1,706
Income before income tax	21,180	21,625	22,116	21,595
Net income	14,251	14,833	15,138	15,118
Net income per common share (basic)	0.95	0.99	1.01	1.00
Net income per common share (diluted)	0.94	0.98	1.00	0.99

Unaudited Quarterly Financial Data
	2015
(in thousands)	First	Second	Third	Fourth
Interest and dividend income	$46,228	$46,423	$47,530	$48,565
Interest expense	5,000	5,093	5,144	5,128
Net interest income	41,228	41,330	42,386	43,437
Provision for loan and lease losses	209	922	281	1,533
Income before income tax	18,973	26,452	21,645	20,444
Net income	12,680	17,390	14,497	13,854
Net income per common share (basic)	0.85	1.16	0.97	0.93
Net income per common share (diluted)	0.84	1.15	0.96	0.92
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, including its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2016. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that as of the end of the period covered by this Form 10-K, the Company’s disclosure controls and procedures were effective.

Management’s Annual Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. As of December 31, 2016, management evaluated the effectiveness of the Company’s internal control over financial reporting based on the framework for effective internal control over financial reporting established in “Internal Control - Integrated Framework (2013),” issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on its evaluation under the COSO framework, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2016. The results of management’s assessment were reviewed with the Company’s Audit Committee of its Board of Directors. The independent registered public accounting firm that audited the Company’s consolidated financial statements included in this report has issued a report on the Company’s internal controls over financial reporting, which is included in Part II, Item 8 of this Report.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2016, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item is incorporated herein by reference to the material under the captions “Proposal No. 1 – Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance”; the discussion of the Company’s code of ethics under “Corporate Governance Matters”; and the discussion of the Audit/Examining Committee under “Matters Relating to the Board of Directors - Board of Directors Meetings and Committees” all in the Company’s proxy statement relating to its 2017 annual meeting of shareholders (the “Proxy Statement”), which the Company intends to file with the Securities and Exchange Commission on or about April 1, 2017; and the material captioned “Executive Officers of the Registrant” in Part I of this Report on Form 10-K.

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

Information regarding stock-based compensation awards outstanding and available for future grant as of December 31, 2016 is presented in the table below.
Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (excluding Securities in Column (a))
Equity Compensation Plans Approved by Security Holders	590,232	$49.36	773,707
Equity Compensation Plans Not Approved by Security Holders	0	0	0

Item 13. Certain Relationships and Related Transactions, and Director Independence
The information called for by this item is incorporated herein by reference to the material under the captions “Corporate Governance Matters - Affirmative Determination of Director Independence” and “Transactions with Related Persons” in the Proxy Statement.

Item 14. Principal Accountant Fees and Services
The information called for by this item is incorporated herein by reference to the material under the caption “Independent Registered Public Accounting Firm” in the Proxy Statement.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1)	The following financial statements and Reports of KPMG LLP are included in this Annual Report on Form 10-K:

Reports of KPMG LLP, Independent Registered Public Accounting Firm on Consolidated Financial Statements and Internal Control over Financial Reporting
Consolidated Statements of Condition for the years ended December 31, 2016 and 2015
Consolidated Statements of Income for the years ended December 31, 2016, 2015, and 2014
Consolidated Statement of Comprehensive Income for the years ended December 31, 2016, 2015, and 2014
Consolidated Statements of Cash Flows for the years ended December 31, 2016, 2015, and 2014
Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2016, 2015, and 2014
Notes to Consolidated Financial Statements
Unaudited Quarterly Financial Data

(a)(2)	List of Financial Schedules

Not Applicable.

(a)(3)	Exhibits

The exhibits listed on the Exhibit Index of this Annual Report on Form 10-K, incorporated by reference in this Item 15, have been previously filed, are filed herewith, or are incorporated herein by reference to other filings.

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TOMPKINS FINANCIAL CORPORATION

/S/ Stephen S. Romaine

By:	Stephen S. Romaine
President and Chief Executive Officer
(Principal Executive Officer)

Date: February 28, 2017

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

Signature	Date	Capacity	Signature	Date	Capacity
/S/Thomas R. Rochon	2/28/17	Chairman of the Board	/S/Carl E. Haynes	2/28/17	Director
Thomas R. Rochon		Director	Carl E. Haynes

/S/Stephen S. Romaine	2/28/17	President and Chief Executive	/S/Susan A. Henry	2/28/17	Director
Stephen S. Romaine		Officer (Principal Executive Officer)	Susan A. Henry
Director

/S/James W. Fulmer	2/28/17	Vice Chairman, Director	/S/Patricia A. Johnson	2/28/17	Director
James W. Fulmer			Patricia A. Johnson

/S/Francis M. Fetsko	2/28/17	Executive Vice President and	/S/Frank C. Milewski	2/28/17	Director
Francis M. Fetsko		Chief Financial Officer	Frank C. Milewski
(Principal Financial Officer)
		(Principal Accounting	/S/Sandra A. Parker	2/28/17	Director
		Officer)	Sandra A. Parker
/S/John E. Alexander	2/28/17	Director
John E. Alexander			/S/Michael H. Spain	2/28/17	Director
Michael H. Spain
/S/Paul J. Battaglia	2/28/17	Director
Paul J. Battaglia			/S/Alfred J. Weber	2/28/17	Director
Alfred J. Weber
/S/Daniel J. Fessenden	2/28/17	Director
Daniel J. Fessenden			/S/Craig Yunker	2/28/17	Director
Craig Yunker

(a)(3) Exhibits
Item No.	Description

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

10.1*
Amended and Restated Supplemental Executive Retirement Agreement, dated November 9, 2016, between Tompkins Financial Corporation and Scott L. Gruber, incorporated herein by reference to Exhibit 10.9 to the Company's Quarterly Report on Form 10-Q, as filed with the Commission on November 9, 2016.

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

10.8*
Amendment to Supplemental Executive Retirement Agreement between James W. Fulmer and the Company (formerly known as Tompkins Trustco, Inc.) dated as of September 2, 2015, incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on November 10, 2015.

10.9*
Amended and Restated Supplemental Executive Retirement Agreement, dated November 9, 2016, between Tompkins Financial Corporation and Stephen S. Romaine, incorporated herein by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q, as filed with the Commission on November 9, 2016.

10.10*
Amended and Restated Supplemental Executive Retirement Agreement, dated November 9, 2016, between Tompkins Financial Corporation and Francis M. Fetsko, incorporated herein by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q, filed with the Commission on November 9, 2016.

10.11*
Amended and Restated Supplemental Executive Retirement Agreement, dated November 9, 2016, between Tompkins Financial Corporation and David S. Boyce, incorporated herein by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q, filed with the Commission on November 9, 2016.

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

10.15*
Amended and Restated Supplemental Executive Retirement Agreement, dated November 9, 2016, between Tompkins Financial Corporation and Gregory J. Hartz, incorporated herein by reference to Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q, filed with the Commission on November 9, 2016.

10.16*
Form of Award Agreement under 2009 Equity Plan (Restricted Stock), incorporated herein by reference to Exhibit 10.11 to the Company's Quarterly Report on Form 10-Q, filed with the Commission on November 9, 2016.

10.17*
Form of Award Agreement under 2009 Equity Plan (Stock-Settled Stock Appreciation Right), incorporated herein by reference to Exhibit 10.12 to the Company's Quarterly Report on Form 10-Q, filed with the Commission on November 9, 2016.

10.18
Standard Form of Agreement Between Owner and Construction Manager for Construction dated as of May 27, 2016 by and between Tompkins Trust Company and LeChase Construction Services, LLC, incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q, filed with the Commission on August 9, 2016.

10.19
General Conditions of the Contract for Construction dated as of May 27, 2016 by and between Tompkins Trust Company and LeChase Construction Services, LLC, incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q, filed with the Commission on August 9, 2016.

10.20*
Form of Supplemental Executive Retirement Agreement, dated November 9, 2016, between Tompkins Financial Corporation and each of Stephen S. Romaine, David S. Boyce, and Francis M. Fetsko, incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q, filed with the Commission on November 9, 2016.

10.21*
Form of Supplemental Executive Retirement Agreement, dated November 9, 2016, between Tompkins Financial Corporation and each of Alyssa Hochberg Fontaine, Scott L. Gruber, Gregory J. Hartz, Gerald J. Klein, Jr., and John M. McKenna, incorporated herein by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q, filed with the Commission on November 9, 2016.

10.22*
Amended and Restated Supplemental Executive Retirement Agreement, dated November 9, 2016, between Tompkins Financial Corporation and Gerald J. Klein, Jr., incorporated herein by reference to Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q, filed with the Commission on November 9, 2016.

10.23*
Amended and Restated Supplemental Executive Retirement Agreement, dated November 9, 2016, between Tompkins Financial Corporation and Alyssa Hochberg Fontaine, incorporated herein by reference to Exhibit 10.8 to the Company's Quarterly Report on Form 10-Q, filed with the Commission on November 9, 2016.

10.24*
Amended and Restated Supplemental Executive Retirement Agreement, dated November 9, 2016, between Tompkins Financial Corporation and John M. McKenna, incorporated herein by reference to Exhibit 10.10 to the Company's Quarterly Report on Form 10-Q, filed with the Commission on November 9, 2016.

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

101
The following materials from the company’s Annual report on Form 10-K for the year ended December 31, 2016, formatted in XBRL (eXtensibel Business reporting Language): (i) Condensed Consolidated Statements of Condition as of December 31, 2016; (ii) Condensed Consolidated Statements of Income as of December 31, 2016; (iii) Condensed consolidated Statements of Comprehensive Income as of December 31, 2016; (iv) Condensed Consolidated Statements of Cash Flows as of December 31, 2016; (v) Condensed Consolidated Statements of Changes in Shareholders’ Equity as of December 31, 2016; and (vi) Notes to Unaudited Condensed Consolidated Financial Statements.

*Denotes management contract or compensatory plan or arrangement

P.O. Box 460, Ithaca, New York 14851
(607) 273-3210

www.tompkinsfinancial.com