Form 10-Q
period 2017-03-31
TOMPKINS FINANCIAL CORP
filed 2017-05-10
CIK 1005817

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☒	Accelerated Filer ☐
Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐
Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of Exchange Act.☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐ No ☒.

Indicate the number of shares of the Registrant’s Common Stock outstanding as of the latest practicable date:

Class	Outstanding as of April 28, 2017
Common Stock, $0.10 par value	15,183,697 shares

TOMPKINS FINANCIAL CORPORATION

FORM 10-Q

TOMPKINS FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CONDITION

(In thousands, except share and per share data)	As of	As of
ASSETS	3/31/2017	12/31/2016
	(unaudited)	(audited)
Cash and noninterest bearing balances due from banks	$76,513	$62,074
Interest bearing balances due from banks	1,959	1,880
Cash and Cash Equivalents	78,472	63,954

Available-for-sale securities, at fair value (amortized cost of $1,438,716 at March 31, 2017 and $1,442,724 at December 31, 2016)	1,427,523	1,429,538
Held-to-maturity securities, at amortized cost (fair value of $142,445 at March 31, 2017 and $142,832 at December 31, 2016)	141,545	142,119
Originated loans and leases, net of unearned income and deferred costs and fees	3,922,413	3,863,922
Acquired loans and leases	375,380	394,111
Less: Allowance for loan and lease losses	36,166	35,755
Net Loans and Leases	4,261,627	4,222,278

Federal Home Loan Bank and other stock	35,013	43,133
Bank premises and equipment, net	75,720	70,016
Corporate owned life insurance	78,535	77,905
Goodwill	92,291	92,623
Other intangible assets, net	10,767	11,349
Accrued interest and other assets	78,554	83,841
Total Assets	$6,280,047	$6,236,756
LIABILITIES
Deposits:
Interest bearing:
Checking, savings and money market	2,755,752	2,518,318
Time	875,596	870,788
Noninterest bearing	1,219,237	1,236,033
Total Deposits	4,850,585	4,625,139

Federal funds purchased and securities sold under agreements to repurchase	70,716	69,062
Other borrowings	717,285	884,815
Trust preferred debentures	16,562	37,681
Other liabilities	61,381	70,654
Total Liabilities	$5,716,529	$5,687,351
EQUITY
Tompkins Financial Corporation shareholders’ equity:
Common Stock - par value $.10 per share: Authorized 25,000,000 shares; Issued: 15,216,916 at March 31, 2017; and 15,171,816 at December 31, 2016	1,522	1,517
Additional paid-in capital	361,199	357,414
Retained earnings	239,084	230,182
Accumulated other comprehensive loss	(35,684)	(37,109)
Treasury stock, at cost – 115,445 shares at March 31, 2017, and 117,997 shares at December 31, 2016	(4,057)	(4,051)
Total Tompkins Financial Corporation Shareholders’ Equity	562,064	547,953

Noncontrolling interests	1,454	1,452
Total Equity	$563,518	$549,405
Total Liabilities and Equity	$6,280,047	$6,236,756

See notes to unaudited condensed consolidated financial statements.

TOMPKINS FINANCIAL CORPORATION
 CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended
(In thousands, except per share data) (Unaudited)	3/31/2017	3/31/2016
INTEREST AND DIVIDEND INCOME
Loans	$44,951	$40,487
Due from banks	2	2
Trading securities	0	81
Available-for-sale securities	7,322	7,531
Held-to-maturity securities	878	911
Federal Home Loan Bank and other stock	468	297
Total Interest and Dividend Income	53,621	49,309
INTEREST EXPENSE
Time certificates of deposits of $250,000 or more	441	390
Other deposits	2,347	2,209
Federal funds purchased and securities sold under agreements to repurchase	108	666
Trust preferred debentures	367	589
Other borrowings	2,324	1,417
Total Interest Expense	5,587	5,271
Net Interest Income	48,034	44,038
Less: Provision for loan and lease losses	769	855
Net Interest Income After Provision for Loan and Lease Losses	47,265	43,183
NONINTEREST INCOME
Insurance commissions and fees	7,118	7,562
Investment services income	3,791	3,786
Service charges on deposit accounts	2,167	2,264
Card services income	2,009	1,941
Mark-to-market loss on trading securities	0	(46)
Mark-to-market gain on liabilities held at fair value	0	57
Other income	2,155	1,707
Gain on sale of available-for-sale securities	0	232
Total Noninterest Income	17,240	17,503
NONINTEREST EXPENSES
Salaries and wages	19,513	18,989
Pension and other employee benefits	5,759	5,283
Net occupancy expense of premises	3,511	3,148
Furniture and fixture expense	1,597	1,689
FDIC insurance	538	822
Amortization of intangible assets	493	527
Other operating expense	9,957	9,048
Total Noninterest Expenses	41,368	39,506
Income Before Income Tax Expense	23,137	21,180
Income Tax Expense	7,388	6,896
Net Income attributable to Noncontrolling Interests and Tompkins Financial Corporation	15,749	14,284
Less: Net income attributable to noncontrolling interests	32	33
Net Income Attributable to Tompkins Financial Corporation	$15,717	$14,251
Basic Earnings Per Share	$1.04	$0.95
Diluted Earnings Per Share	$1.03	$0.94

See notes to unaudited condensed consolidated financial statements.

TOMPKINS FINANCIAL CORPORATION
 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended
(In thousands) (Unaudited)	3/31/2017	3/31/2016
Net income attributable to noncontrolling interests and Tompkins Financial Corporation	$15,749	$14,284
Other comprehensive income, net of tax:

Available-for-sale securities:
Change in net unrealized gain/loss during the period	1,197	12,575
Reclassification adjustment for net realized gain on sale of available-for-sale securities included in net income	0	(139)

Employee benefit plans:
Amortization of net retirement plan actuarial gain	214	206
Amortization of net retirement plan prior service cost	14	18

Other comprehensive income	1,425	12,660

Subtotal comprehensive income attributable to noncontrolling interests and Tompkins Financial Corporation	17,174	26,944
Less: Net income attributable to noncontrolling interests	(32)	(33)
Total comprehensive income attributable to Tompkins Financial Corporation	$17,142	$26,911

See notes to unaudited condensed consolidated financial statements.

TOMPKINS FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
(In thousands) (Unaudited)	3/31/2017	3/31/2016
OPERATING ACTIVITIES
Net income attributable to Tompkins Financial Corporation	$15,717	$14,251
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	769	855
Depreciation and amortization of premises, equipment, and software	1,787	1,685
Amortization of intangible assets	493	527
Earnings from corporate owned life insurance	(630)	(616)
Net amortization on securities	2,782	2,581
Amortization/accretion related to purchase accounting	(747)	(773)
Mark-to-market loss on trading securities	0	46
Mark-to-market gain on liabilities held at fair value	0	(57)
Net gain on securities transactions	0	(232)
Net gain on sale of loans originated for sale	(13)	(23)
Proceeds from sale of loans originated for sale	53	823
Loans originated for sale	(40)	(301)
Net (gain) loss on sale of bank premises and equipment	(6)	12
Net excess tax benefit from stock based compensation	299	70
Stock-based compensation expense	706	496
Decrease in accrued interest receivable	(1,425)	(1,051)
Decrease in accrued interest payable	(146)	(94)
Proceeds from maturities and payments of trading securities	0	296
Other, net	(4,690)	(902)
Net Cash Provided by Operating Activities	14,909	17,593
INVESTING ACTIVITIES
Proceeds from maturities, calls and principal paydowns of available-for-sale securities	38,492	63,401
Proceeds from sales of available-for-sale securities	0	35,060
Proceeds from maturities, calls and principal paydowns of held-to-maturity securities	1,227	1,726
Purchases of available-for-sale securities	(37,169)	(126,013)
Purchases of held-to-maturity securities	(750)	(760)
Net increase in loans	(39,601)	(49,340)
Net increase in Federal Home Loan Bank stock	8,120	4,242
Proceeds from sale of bank premises and equipment	19	22
Purchases of bank premises and equipment	(7,397)	(1,482)
Net cash used in acquisition	0	(218)
Other, net	1,711	(789)
Net Cash Used in Investing Activities	(35,348)	(74,151)
FINANCING ACTIVITIES
Net increase in demand, money market, and savings deposits	220,639	127,913
Net increase in time deposits	5,092	32,337
Net increase (decrease) in Federal funds purchased and securities sold under agreements to repurchase	1,654	(19,828)
Increase in other borrowings	45,000	115,524
Repayment of other borrowings	(212,530)	(196,410)
Redemption of trust preferred debentures	(21,161)	0
Cash dividends	(6,815)	(6,594)
Repurchase of common stock	0	(1,166)
Shares issued for dividend reinvestment plan	1,078	0
Shares issued for employee stock ownership plan	2,296	1,938
Net shares issued related to restricted stock awards	0	(1)
Net proceeds from exercise of stock options	(296)	102
Net Cash Provided by Financing Activities	34,957	53,815
Net Increase (Decrease) in Cash and Cash Equivalents	14,518	(2,743)
Cash and cash equivalents at beginning of period	63,954	58,257
Total Cash & Cash Equivalents at End of Period	$78,472	$55,514

See notes to unaudited condensed consolidated financial statements.

TOMPKINS FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands) (Unaudited)	3/31/2017	3/31/2016
Supplemental Information:
Cash paid during the year for - Interest	$6,018	$5,693
Cash paid during the year for - Taxes	89	2,415
Transfer of loans to other real estate owned	2,520	172

See notes to unaudited condensed consolidated financial statements.

TOMPKINS FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

(In thousands except share and per share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Non- controlling Interests	Total
Balances at January 1, 2016	$1,502	$350,823	$197,445	$(31,001)	$(3,755)	$1,452	$516,466
Net income attributable to noncontrolling interests and Tompkins Financial Corporation			14,251			33	14,284
Other comprehensive income				12,660			12,660
Total Comprehensive Income							26,944
Cash dividends ($0.44 per share)			(6,594)				(6,594)
Net exercise of stock options (7,751 shares)	1	101					102
Stock-based compensation expense		496					496
Common stock repurchased and returned to unissued status (22,356 shares)	(2)	(1,164)					(1,166)
Shares issued for employee stock ownership plan (31,435 shares)	3	1,935					1,938
Directors deferred compensation plan (4,202 shares)		(121)			121		—
Common stock issued for purchase acquisition (32,553 shares)	3	1,705					1,708
Restricted stock activity ((5,291) shares)	(1)	0					(1)
Balances at March 31, 2016	$1,506	$353,775	$205,102	$(18,341)	$(3,634)	$1,485	$539,893

Balances at January 1, 2017	$1,517	$357,414	$230,182	$(37,109)	$(4,051)	$1,452	$549,405
Net income attributable to noncontrolling interests and Tompkins Financial Corporation			15,717			32	15,749
Other comprehensive income				1,425			1,425
Total Comprehensive Income							17,174
Cash dividends ($0.45 per share)			(6,815)				(6,815)
Net exercise of stock options (7,372 shares)	1	(297)					(296)
Shares issued for dividend reinvestment plan (11,343 shares)	1	1,077					1,078
Stock-based compensation expense		706					706
Shares issued for employee stock ownership plan (27,412 shares)	3	2,293					2,296
Directors deferred compensation plan (2,552) shares)		6			(6)		0
Restricted stock activity ((1,027) shares)	0	0					0
Partial repurchase of noncontrolling interest						(30)	(30)
Balances at March 31, 2017	$1,522	$361,199	$239,084	$(35,684)	$(4,057)	$1,454	$563,518

See notes to unaudited condensed consolidated financial statements

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Business

Tompkins Financial Corporation (“Tompkins” or the “Company”) is headquartered in Ithaca, New York and is registered as a Financial Holding Company with the Federal Reserve Board under the Bank Holding Company Act of 1956, as amended. The Company is a locally oriented, community-based financial services organization that offers a full array of products and services, including commercial and consumer banking, leasing, trust and investment management, financial planning and wealth management, and insurance services. At March 31, 2017, the Company’s subsidiaries included: four wholly-owned banking subsidiaries, Tompkins Trust Company (the “Trust Company”), The Bank of Castile (DBA Tompkins Bank of Castile), Mahopac Bank (formerly known as Mahopac National Bank, DBA Tompkins Mahopac Bank), VIST Bank (DBA Tompkins VIST Bank); and a wholly-owned insurance agency subsidiary, Tompkins Insurance Agencies, Inc. (“Tompkins Insurance”). The trust division of the Trust Company provides a full array of investment services, including investment management, trust and estate, financial and tax planning as well as life, disability and long-term care insurance services. The Company’s principal offices are located at The Commons, Ithaca, New York, 14851, and its telephone number is (888) 503-5753. The Company’s common stock is traded on the NYSE MKT LLC under the Symbol “TMP.”

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

In management’s opinion, the unaudited condensed consolidated financial statements reflect all adjustments of a normal recurring nature. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year ended December 31, 2017. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. There have been no significant changes to the Company’s accounting policies from those presented in the 2016 Annual Report on Form 10-K. Refer to Note 3- “Accounting Standards Updates” of this Report for a discussion of recently issued accounting guidelines.

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

The consolidated financial information included herein combines the results of operations, the assets, liabilities, and shareholders’ equity of the Company and its subsidiaries. Amounts in the prior periods’ unaudited condensed consolidated financial statements are reclassified when necessary to conform to the current periods’ presentation. Information for the third quarter, second quarter, and first quarter of 2016 has been revised to reflect the impact of the adoption of ASU 2016-09, "Improvements to Employee Share-Based Payment Accounting", in the fourth quarter of 2016, retroactive to January 1, 2016. All significant intercompany balances and transactions are eliminated in consolidation.

3. Accounting Standards Updates

ASU 2014-09, “Revenue from Contracts with Customers (Topic 606).” ASU 2014-09 implements a common revenue standard that clarifies the principles for recognizing revenue. The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply the following steps: (i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract and (v) recognize revenue when (or as) the entity satisfies a performance obligation. ASU 2014-09 was originally going to be effective for us on January 1, 2017; however, the FASB recently issued ASU 2015-14, “Revenue from Contracts with Customers (Topic 606) - Deferral of the Effective Date" which deferred the effective date of ASU 2014-09 by one year to January 1, 2018. Tompkins’ revenue is comprised of net interest income on financial assets and financial liabilities, which is explicitly excluded from the scope of ASU 2014-09, and non-interest income. With respect to noninterest income, the Company has identified revenue streams within the scope of the guidance, and is performing an evaluation of the underlying revenue contracts. Tompkins does not expect these changes to have a significant impact on the Company’s consolidated financial statements. The Company expects to adopt the standard in the first quarter of 2018 with a cumulative effect adjustment to opening retained earnings, if such adjustment is deemed to be significant.

ASU 2016-01, “Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.” ASU 2016-1, among other things, (i) requires equity investments, with certain exceptions, to be measured at fair value with changes in fair value recognized in net income, (ii) simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment, (iii) eliminates the requirement for public business entities to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet, (iv) requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, (v) requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments, (vi) requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or the accompanying notes to the financial statements and (viii) clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale. ASU 2016-1 will be effective for us on January 1, 2018 and is not expected to have a significant impact on our consolidated financial statements.

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

ASU 2016-05“Derivatives and Hedging (Topic 815) Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships.” ASU 2016-05 clarifies that a change in the counterparty to a derivative instrument that has been designated as the hedging instrument under ASC Topic 815 does not, in and of itself, require dedesignation of that hedging relationship provided that all other hedge accounting criteria continue to be met. ASU 2016-05 became effective for Tompkins on January 1, 2017 and did not have a significant impact on our consolidated financial statements.

ASU 2016-07, “Investments - Equity Method and Joint Ventures (Topic 323): Simplifying the Transition to the Equity Method of Accounting.” The amendments affect all entities that have an investment that becomes qualified for the equity method of accounting as a result of an increase in the level of ownership interest or degree of influence. ASU 2016-07 simplifies the transition to the equity method of accounting by eliminating retroactive adjustment of the investment when an investment qualifies for use of the equity method, among other things. ASU 2016-07 became effective for Tompkins on January 1, 2017 and did not have a significant impact on our consolidated financial statements.

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

ASU 2017-04, “Intangibles - Goodwill and Other (Topic 350) - Simplifying the Test for Goodwill Impairment.” ASU 2017-04 eliminates Step 2 from the goodwill impairment test which required entities to compute the implied fair value of goodwill. Under ASU 2017-04, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. ASU 2017-04 will be effective for us on January 1, 2020, with early adoption permitted for interim or annual impairment tests beginning in 2017. Tompkins is currently evaluating the potential impact of ASU 2017-04 on our consolidated financial statements.

ASU 2017-05, “Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20) - Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets.” ASU 2017-05 clarifies the scope of Subtopic 610-20 and adds guidance for partial sales of nonfinancial assets, including partial sales of real estate. Historically, U.S. GAAP contained several different accounting models to evaluate whether the transfer of certain assets qualified for sale treatment. ASU 2017-05 reduces the number of potential accounting models that might apply and clarifies which model does apply in various circumstances. ASU 2017-05 will be effective for us on January 1, 2018. Tompkins is currently evaluating the potential impact of ASU 2017-05 on our consolidated financial statements.

ASU 2017-07, “Compensation-Retirement Benefits (Topic 715 - Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost.”), which requires that the service cost component of the Company's net periodic pension cost and net periodic postretirement benefit cost be included in the same line item as other compensation costs arising from services rendered by employees, with the other components of net periodic benefit cost being classified outside of a subtotal of income from operations. Of the components of net periodic benefit cost, only the service cost component will be eligible for asset capitalization. ASU 2017-07 is effective for the Company beginning January 1, 2018 and is required to be applied retrospectively for the presentation of the service cost component and the other components of net periodic pension cost and net periodic postretirement benefit cost in the income statement. Tompkins is currently evaluating the potential impact that ASU 2017-07 on our consolidated financial statements.

ASU 2017-08 “Receivables - Nonrefundable Fees and Other Costs (Subtopic 310-20) - Premium Amortization on Purchased Callable Debt Securities.” ASU 2017-08 shortens the amortization period for certain callable debt securities held at a premium to require such premiums to be amortized to the earliest call date unless applicable guidance related to certain pools of securities is applied to consider estimated prepayments. Under prior guidance, entities were generally required to amortize premiums on individual, non-pooled callable debt securities as a yield adjustment over the contractual life of the security. ASU 2017-08 does not change the accounting for callable debt securities held at a discount. ASU 2017-08 will be effective for us on January 1, 2019, with early adoption permitted. Tompkins is currently evaluating the potential impact of ASU 2017-08 on our consolidated financial statements.

4. Securities

Available-for-Sales Securities
The following table summarizes available-for-sale securities held by the Company at March 31, 2017:

	Available-for-Sale Securities
March 31, 2017	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(in thousands)
Obligations of U.S. Government sponsored entities	$527,190	$2,756	$1,971	$527,975
Obligations of U.S. states and political subdivisions	92,877	424	744	92,557
Mortgage-backed securities – residential, issued by
U.S. Government agencies	155,224	1,069	2,160	154,133
U.S. Government sponsored entities	659,819	1,802	11,948	649,673
Non-U.S. Government agencies or sponsored entities	106	0	0	106
U.S. corporate debt securities	2,500	0	338	2,162
Total debt securities	1,437,716	6,051	17,161	1,426,606
Equity securities	1,000	0	83	917
Total available-for-sale securities	$1,438,716	$6,051	$17,244	$1,427,523

 The following table summarizes available-for-sale securities held by the Company at December 31, 2016:

	Available-for-Sale Securities
December 31, 2016	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(in thousands)
Obligations of U.S. Government sponsored entities	$527,057	$2,873	$2,303	$527,627
Obligations of U.S. states and political subdivisions	89,910	286	1,140	89,056
Mortgage-backed securities – residential, issued by
U.S. Government agencies	159,417	1,081	2,272	158,226
U.S. Government sponsored entities	662,724	1,993	13,287	651,430
Non-U.S. Government agencies or sponsored entities	116	0	0	116
U.S. corporate debt securities	2,500	0	338	2,162
Total debt securities	1,441,724	6,233	19,340	1,428,617
Equity securities	1,000	0	79	921
Total available-for-sale securities	$1,442,724	$6,233	$19,419	$1,429,538

Held-to-Maturity Securities
The following table summarizes held-to-maturity securities held by the Company at March 31, 2017:

	Held-to-Maturity Securities
March 31, 2017	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(in thousands)
Obligations of U.S. Government sponsored entities	$132,001	$961	$206	$132,756
Obligations of U.S. states and political subdivisions	9,544	148	3	9,689
Total held-to-maturity debt securities	$141,545	$1,109	$209	$142,445

The following table summarizes held-to-maturity securities held by the Company at December 31, 2016:

	Held-to-Maturity Securities
December 31, 2016	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(in thousands)
Obligations of U.S. Government sponsored entities	$132,098	$804	$283	$132,619
Obligations of U.S. states and political subdivisions	10,021	195	3	10,213
Total held-to-maturity debt securities	$142,119	$999	$286	$142,832

The Company may from time to time sell investment securities from its available-for-sale portfolio. Realized gains on available-for-sale securities were $0 for the three months ended March 31, 2017 and $232,000 for the three months ended March 31, 2016. Realized losses on available-for-sale securities were $0 for the three months ended March 31, 2017 and $0 for the three months ended March 31, 2016. The sales of available-for-sale investment securities were the result of general investment portfolio and interest rate risk management.

The following table summarizes available-for-sale securities that had unrealized losses at March 31, 2017:

	Less than 12 Months		12 Months or Longer		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of U.S. Government sponsored entities	$201,138	$1,971	$0	$0	$201,138	$1,971
Obligations of U.S. states and political subdivisions	47,383	744	0	0	47,383	744

Mortgage-backed securities – residential, issued by
U.S. Government agencies	102,556	1,485	21,325	675	123,881	2,160
U.S. Government sponsored entities	462,178	7,591	121,805	4,357	583,983	11,948
U.S. corporate debt securities	0	0	2,163	338	2,163	338
Equity securities	0	0	917	83	917	83
Total available-for-sale securities	$813,255	$11,791	$146,210	$5,453	$959,465	$17,244

The following table summarizes available-for-sale securities that had unrealized losses at December 31, 2016:

	Less than 12 Months		12 Months or Longer		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of U.S. Government sponsored entities	$208,940	$2,303	$0	$0	$208,940	$2,303
Obligations of U.S. states and political subdivisions	58,852	1,139	751	1	59,603	1,140

Mortgage-backed securities – residential, issued by
U.S. Government agencies	98,307	1,570	22,376	702	120,683	2,272
U.S. Government sponsored entities	463,009	8,933	123,915	4,354	586,924	13,287
U.S. corporate debt securities	0	0	2,162	338	2,162	338
Equity securities	0	0	921	79	921	79
Total available-for-sale securities	$829,108	$13,945	$150,125	$5,474	$979,233	$19,419

The following table summarizes held-to-maturity securities that had unrealized losses at March 31, 2017.

	Less than 12 Months		12 Months or Longer		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of U.S. Government sponsored entities	$30,118	$206	$0	$0	$30,118	$206

Obligations of U.S. states and political subdivisions	2,445	3	0	0	2,445	3
Total held-to-maturity securities	$32,563	$209	$0	$0	$32,563	$209

The following table summarizes held-to-maturity securities that had unrealized losses at December 31, 2016.

	Less than 12 Months		12 Months or Longer		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of U.S. Government sponsored entities	$40,802	$283	$0	$0	$40,802	$283

Obligations of U.S. states and political subdivisions	2,567	3	0	0	2,567	3
Total held-to-maturity securities	$43,369	$286	$0	$0	$43,369	$286

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

The Company does not intend to sell other-than-temporarily impaired investment securities that are in an unrealized loss position until recovery of unrealized losses (which may be until maturity), and it is not more-likely-than not that the Company will be required to sell the investment securities, before recovery of their amortized cost basis, which may be at maturity. Accordingly, as of March 31, 2017, and December 31, 2016, management has determined that the unrealized losses detailed in the tables above are not other-than-temporary.

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

The Company considers the following factors in determining whether a credit loss exists.

•	The length of time and the extent to which the fair value has been less than the amortized cost basis;

•	The level of credit enhancement provided by the structure which includes, but is not limited to, credit subordination positions, excess spreads, overcollateralization, protective triggers;

•
Changes in the near term prospects of the issuer or underlying collateral of a security, such as changes in default rates, loss severities given default and significant changes in prepayment assumptions;

•	The level of excess cash flow generated from the underlying collateral supporting the principal and interest payments of the debt securities; and

•	Any adverse change to the credit conditions of the issuer or the security such as credit downgrades by the rating agencies.

As a result of the other-than-temporarily impairment review process, the Company does not consider any investment security held at March 31, 2017 to be other-than-temporarily impaired.

The amortized cost and estimated fair value of debt securities by contractual maturity are shown in the following table. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Mortgage-backed securities are shown separately since they are not due at a single maturity date.

March 31, 2017
(in thousands)	Amortized Cost	Fair Value
Available-for-sale securities:
Due in one year or less	$22,622	$22,756
Due after one year through five years	406,443	408,420
Due after five years through ten years	178,452	177,032
Due after ten years	15,050	14,486
Total	622,567	622,694
Mortgage-backed securities	815,149	803,912
Total available-for-sale debt securities	$1,437,716	$1,426,606

December 31, 2016
(in thousands)	Amortized Cost	Fair Value
Available-for-sale securities:
Due in one year or less	$17,878	$18,034
Due after one year through five years	376,777	378,631
Due after five years through ten years	210,985	208,999
Due after ten years	13,827	13,181
Total	619,467	618,845
Mortgage-backed securities	822,257	809,772
Total available-for-sale debt securities	$1,441,724	$1,428,617

March 31, 2017
(in thousands)	Amortized Cost	Fair Value
Held-to-maturity securities:
Due in one year or less	$7,562	$7,582
Due after one year through five years	32,048	32,543
Due after five years through ten years	101,935	102,320
Total held-to-maturity debt securities	$141,545	$142,445

December 31, 2016
(in thousands)	Amortized Cost	Fair Value
Held-to-maturity securities:
Due in one year or less	$7,452	$7,469
Due after one year through five years	27,480	27,866
Due after five years through ten years	107,187	107,497
Due after ten years	0	0
Total held-to-maturity debt securities	$142,119	$142,832

The Company also holds non-marketable Federal Home Loan Bank New York (“FHLBNY”) stock, non-marketable Federal Home Loan Bank Pittsburgh (“FHLBPITT”) stock and non-marketable Atlantic Community Bankers Bank stock, all of which are required to be held for regulatory purposes and for borrowing availability. The required investment in FHLB stock is tied to the Company’s borrowing levels with the FHLB. Holdings of FHLBNY stock, FHLBPITT stock, and ACBB stock totaled $21.1 million, $13.8 million and $95,000 at March 31, 2017, respectively. These securities are carried at par, which is also cost. The FHLBNY and FHLBPITT continue to pay dividends and repurchase stock. Quarterly, we evaluate our investment in the FHLB for impairment. We evaluate recent and long-term operating performance, liquidity, funding and capital positions, stock repurchase history, dividend history and impact of legislative and regulatory changes. Based on our most recent evaluation, as of March 31, 2017, we have determined that no impairment write-downs are currently required.

5. Loans and Leases
Loans and Leases at March 31, 2017 and December 31, 2016 were as follows:

	3/31/2017			12/31/2016
(in thousands)	Originated	Acquired	Total Loans and Leases	Originated	Acquired	Total Loans and Leases
Commercial and industrial
Agriculture	$88,999	$0	$88,999	$118,247	$0	$118,247
Commercial and industrial other	886,370	79,356	965,726	847,055	79,317	926,372
Subtotal commercial and industrial	975,369	79,356	1,054,725	965,302	79,317	1,044,619
Commercial real estate
Construction	142,685	1,548	144,233	135,834	8,936	144,770
Agriculture	116,682	262	116,944	102,509	267	102,776
Commercial real estate other	1,440,690	233,298	1,673,988	1,431,690	241,605	1,673,295
Subtotal commercial real estate	1,700,057	235,108	1,935,165	1,670,033	250,808	1,920,841
Residential real estate
Home equity	209,740	35,291	245,031	209,277	37,737	247,014
Mortgages	969,153	24,824	993,977	947,378	25,423	972,801
Subtotal residential real estate	1,178,893	60,115	1,239,008	1,156,655	63,160	1,219,815
Consumer and other
Indirect	13,853	0	13,853	14,835	0	14,835
Consumer and other	42,764	801	43,565	44,393	826	45,219
Subtotal consumer and other	56,617	801	57,418	59,228	826	60,054
Leases	15,615	0	15,615	16,650	0	16,650
Total loans and leases	3,926,551	375,380	4,301,931	3,867,868	394,111	4,261,979
Less: unearned income and deferred costs and fees	(4,138)	0	(4,138)	(3,946)	0	(3,946)
Total loans and leases, net of unearned income and deferred costs and fees	$3,922,413	$375,380	$4,297,793	$3,863,922	$394,111	$4,258,033

The outstanding principal balance and the related carrying amount of the Company’s loans acquired in the VIST Bank acquisition are as follows at March 31, 2017 and December 31, 2016:

(in thousands)	3/31/2017	12/31/2016
Acquired Credit Impaired Loans
Outstanding principal balance	$24,247	$26,237
Carrying amount	20,027	22,517

Acquired Non-Credit Impaired Loans
Outstanding principal balance	358,985	375,471
Carrying amount	355,353	371,594

Total Acquired Loans
Outstanding principal balance	383,232	401,708
Carrying amount	375,380	394,111

The Company has adopted comprehensive lending policies, underwriting standards and loan review procedures. Management reviews these policies and procedures on a regular basis. The Company discussed its lending policies and underwriting guidelines for its various lending portfolios in Note 3 – “Loans and Leases” in the Notes to Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. There have been no significant changes in these policies and guidelines since the date of that report. As such, these policies are reflective of new originations as well as those balances held at March 31, 2017. The Company’s Board of Directors approves the lending policies at least annually. The Company recognizes that exceptions to policy guidelines may occasionally occur and has established procedures for approving exceptions to these policy guidelines. Management has also implemented reporting systems to monitor loan origination, loan quality, concentrations of credit, loan delinquencies and nonperforming loans and potential problem loans.

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

The below table is an age analysis of past due loans, segregated by originated and acquired loan and lease portfolios, and by class of loans, as of March 31, 2017 and December 31, 2016.

March 31, 2017
(in thousands)	30-89 days	90 days or more	Current Loans	Total Loans	90 days and accruing1	Nonaccrual
Originated Loans and Leases
Commercial and industrial
Agriculture	$0	$0	$88,999	$88,999	$0	$0
Commercial and industrial other	2,246	335	883,789	886,370	0	358
Subtotal commercial and industrial	2,246	335	972,788	975,369	0	358
Commercial real estate
Construction	0	0	142,685	142,685	0	0
Agriculture	16	0	116,666	116,682	0	0
Commercial real estate other	271	3,651	1,436,768	1,440,690	0	6,323
Subtotal commercial real estate	287	3,651	1,696,119	1,700,057	0	6,323
Residential real estate
Home equity	320	1,254	208,166	209,740	0	1,267
Mortgages	2,188	2,689	964,276	969,153	0	5,659
Subtotal residential real estate	2,508	3,943	1,172,442	1,178,893	0	6,926
Consumer and other
Indirect	337	331	13,185	13,853	0	170
Consumer and other	84	8	42,672	42,764	0	9
Subtotal consumer and other	421	339	55,857	56,617	0	179
Leases	0	0	15,615	15,615	0	0
Total loans and leases	5,462	8,268	3,912,821	3,926,551	0	13,786
Less: unearned income and deferred costs and fees	0	0	(4,138)	(4,138)	0	0
Total originated loans and leases, net of unearned income and deferred costs and fees	$5,462	$8,268	$3,908,683	$3,922,413	$0	$13,786
Acquired Loans and Leases
Commercial and industrial
Commercial and industrial other	13	77	79,266	79,356	30	212
Subtotal commercial and industrial	13	77	79,266	79,356	30	212
Commercial real estate
Construction	0	0	1,548	1,548	0	0
Agriculture	0	0	262	262	0	0
Commercial real estate other	133	2,595	230,570	233,298	1,948	996
Subtotal commercial real estate	133	2,595	232,380	235,108	1,948	996
Residential real estate
Home equity	380	659	34,252	35,291	169	830
Mortgages	380	1,044	23,400	24,824	554	1,318
Subtotal residential real estate	760	1,703	57,652	60,115	723	2,148
Consumer and other
Consumer and other	1	0	800	801	0	0
Subtotal consumer and other	1	0	800	801	0	0
Total acquired loans and leases, net of unearned income and deferred costs and fees	$907	$4,375	$370,098	$375,380	$2,701	$3,356

December 31, 2016
(in thousands)	30-89 days	90 days or more	Current Loans	Total Loans	90 days and accruing[1]	Nonaccrual
Originated loans and leases
Commercial and industrial
Agriculture	$0	$0	$118,247	$118,247	$0	$0
Commercial and industrial other	1,312	281	845,462	847,055	0	526
Subtotal commercial and industrial	1,312	281	963,709	965,302	0	526
Commercial real estate
Construction	0	0	135,834	135,834	0	0
Agriculture	17	0	102,492	102,509	0	162
Commercial real estate other	2,546	3,071	1,426,073	1,431,690	0	5,988
Subtotal commercial real estate	2,563	3,071	1,664,399	1,670,033	0	6,150
Residential real estate
Home equity	433	1,954	206,890	209,277	0	2,016
Mortgages	1,749	3,244	942,385	947,378	0	5,442
Subtotal residential real estate	2,182	5,198	1,149,275	1,156,655	0	7,458
Consumer and other
Indirect	444	376	14,015	14,835	0	166
Consumer and other	193	8	44,192	44,393	0	0
Subtotal consumer and other	637	384	58,207	59,228	0	166
Leases	0	0	16,650	16,650	0	0
Total loans and leases	6,694	8,934	3,852,240	3,867,868	0	14,300
Less: unearned income and deferred costs and fees	0	0	(3,946)	(3,946)	0	0
Total originated loans and leases, net of unearned income and deferred costs and fees	$6,694	$8,934	$3,848,294	$3,863,922	$0	$14,300
Acquired loans and leases
Commercial and industrial
Commercial and industrial other	12	87	79,218	79,317	40	212
Subtotal commercial and industrial	12	87	79,218	79,317	40	212
Commercial real estate
Construction	0	0	8,936	8,936	0	0
Agriculture	0	0	267	267	0	0
Commercial real estate other	1,461	3,952	236,192	241,605	1,402	2,926
Subtotal commercial real estate	1,461	3,952	245,395	250,808	1,402	2,926
Residential real estate
Home equity	251	637	36,849	37,737	185	663
Mortgages	829	1,651	22,943	25,423	930	940
Subtotal residential real estate	1,080	2,288	59,792	63,160	1,115	1,603
Consumer and other
Consumer and other	0	0	826	826	0	0
Subtotal consumer and other	0	0	826	826	0	0
Covered loans	0	0	0	0	0	0
Total acquired loans and leases, net of unearned income and deferred costs and fees	$2,553	$6,327	$385,231	$394,111	$2,557	$4,741
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

Since the methodology is based upon historical experience and trends as well as management’s judgment, factors may arise that result in different estimates. Significant factors that could give rise to changes in these estimates may include, but are not limited to, changes in economic conditions in the local area, concentration of risk, changes in interest rates, and declines in local property values. While management’s evaluation of the allowance as of March 31, 2017, considers the allowance to be appropriate, under adversely different conditions or assumptions, the Company would need to increase or decrease the allowance.

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

The following tables detail activity in the allowance for loan and lease losses segregated by originated and acquired loan and lease portfolios and by portfolio segment for the three months ended March 31, 2017 and 2016. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

Three months ended March 31, 2017
(in thousands)	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer and Other	Finance Leases	Total
Allowance for originated loans and leases
Beginning balance	$9,389	$19,836	$5,149	$1,224	$0	$35,598

Charge-offs	(75)	(21)	(374)	(280)	0	(750)
Recoveries	76	235	27	127	0	465
Provision (credit)	883	(936)	584	71		602
Ending Balance	$10,273	$19,114	$5,386	$1,142	$0	$35,915

Three months ended March 31, 2017
(in thousands)	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer and Other	Finance Leases	Total
Allowance for acquired loans
Beginning balance	$0	$97	$54	$6	$0	$157

Charge-offs	(9)	(74)	0	0	0	(83)
Recoveries	0	10	0	0	0	10
Provision (credit)	9	43	115	0	0	167
Ending Balance	$0	$76	$169	$6	$0	$251

Three months ended March 31, 2016
(in thousands)	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer and Other	Finance Leases	Total
Allowance for originated loans and leases
Beginning balance	$10,495	$15,479	$4,070	$1,268	$0	$31,312

Charge-offs	(115)	0	(200)	(246)	0	(561)
Recoveries	18	211	17	112	0	358
Provision (credit)	(1,107)	1,418	388	173	0	872
Ending Balance	$9,291	$17,108	$4,275	$1,307	$0	$31,981

Three months ended March 31, 2016
(in thousands)	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer and Other	Covered Loans	Total
Allowance for acquired loans
Beginning balance	$433	$61	$198	$0	$0	$692

Charge-offs	(63)	0	(16)	(93)	0	(172)
Recoveries	0	46	0	0	0	46
Provision (credit)	63	(74)	(123)	117	0	(17)
Ending Balance	$433	$33	$59	$24	$0	$549

At March 31, 2017 and December 31, 2016, the allocation of the allowance for loan and lease losses summarized on the basis of the Company’s impairment methodology was as follows:

(in thousands)	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer and Other	Finance Leases	Total
Allowance for originated loans and leases
March 31, 2017
Individually evaluated for impairment	$45	$224	$0	$0	$0	$269
Collectively evaluated for impairment	10,228	18,890	5,386	1,142	0	35,646
Ending balance	$10,273	$19,114	$5,386	$1,142	$0	$35,915

(in thousands)	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer and Other	Covered Loans	Total
Allowance for acquired loans
March 31, 2017
Individually evaluated for impairment	$0	$76	$120	$0	$0	$196
Collectively evaluated for impairment	0	0	49	6	0	55
Ending balance	$0	$76	$169	$6	$0	$251

(in thousands)	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer and Other	Finance Leases	Total
Allowance for originated loans and leases
December 31, 2016
Individually evaluated for impairment	$95	$322	$0	$0	$0	$417
Collectively evaluated for impairment	9,294	19,514	5,149	1,224	0	35,181
Ending balance	$9,389	$19,836	$5,149	$1,224	$0	$35,598

(in thousands)	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer and Other	Covered Loans	Total
Allowance for acquired loans
December 31, 2016
Individually evaluated for impairment	$0	$76	$0	$0	$0	$76
Collectively evaluated for impairment	0	21	54	6	0	81
Ending balance	$0	$97	$54	$6	$0	$157

The recorded investment in loans and leases summarized on the basis of the Company’s impairment methodology as of March 31, 2017 and December 31, 2016 was as follows:

(in thousands)	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer and Other	Finance Leases	Total
Originated loans and leases
March 31, 2017
Individually evaluated for impairment	$241	$8,706	$3,492	$0	$0	$12,439
Collectively evaluated for impairment	975,128	1,691,351	1,175,401	56,617	15,615	3,914,112
Total	$975,369	$1,700,057	$1,178,893	$56,617	$15,615	$3,926,551

(in thousands)	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer and Other	Covered Loans	Total
Acquired loans
March 31, 2017
Individually evaluated for impairment	$170	$1,672	$1,451	$0	$0	$3,293
Loans acquired with deteriorated credit quality	372	12,497	7,158	0	0	20,027
Collectively evaluated for impairment	78,814	220,939	51,506	801	0	352,060
Total	$79,356	$235,108	$60,115	$801	$0	$375,380

(in thousands)	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer and Other	Finance Leases	Total
Originated loans and leases
December 31, 2016
Individually evaluated for impairment	$635	$8,812	$3,507	$0	$0	$12,954
Collectively evaluated for impairment	964,667	1,661,221	1,153,148	59,228	16,650	3,854,914
Total	$965,302	$1,670,033	$1,156,655	$59,228	$16,650	$3,867,868

(in thousands)	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer and Other	Covered Loans	Total
Acquired loans
December 31, 2016
Individually evaluated for impairment	$172	$4,081	$1,372	$0	$0	$5,625
Loans acquired with deteriorated credit quality	448	14,368	7,701	0	0	22,517
Collectively evaluated for impairment	78,697	232,359	54,087	826	0	365,969
Total	$79,317	$250,808	$63,160	$826	$0	$394,111

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

	3/31/2017			12/31/2016
(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
Originated loans and leases with no related allowance

Commercial and industrial
Commercial and industrial other	$169	$187	$0	$276	$370	$0
Commercial real estate
Commercial real estate other	8,112	8,626	0	6,979	7,263	0
Residential real estate
Home equity	3,492	3,521	0	3,507	3,535	0
Subtotal	$11,773	$12,334	$0	$10,762	$11,168	$0

Originated loans and leases with related allowance

Commercial and industrial
Commercial and industrial other	72	72	45	359	276	95
Commercial real estate
Commercial real estate other	594	594	224	1,833	2,042	322
Subtotal	$666	$666	$269	$2,192	$2,318	$417
Total	$12,439	$13,000	$269	$12,954	$13,486	$417

	3/31/2017			12/31/2016
(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
Acquired loans and leases with no related allowance

Commercial and industrial
Commercial and industrial other	$170	$470	$0	$172	$472	$0
Commercial real estate
Construction	0	0	0	0	0	0
Commercial real estate other	1,476	1,659	0	4,003	4,386	0
Residential real estate
Home equity	1,451	1,480	0	1,372	1,372	0
Subtotal	$3,097	$3,609	$0	$5,547	$6,230	$0

Acquired loans and leases with related allowance

Commercial real estate
Commercial real estate other	76	76	76	78	78	76
Residential real estate
Home equity	120	120	120	0	0	0
Subtotal	$196	$196	$196	$78	$78	$76
Total	$3,293	$3,805	$196	$5,625	$6,308	$76

The average recorded investment and interest income recognized on impaired loans for the three months ended March 31, 2017 and 2016 was as follows:

	Three Months Ended 03/31/2017		Three Months Ended 03/31/16
(in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Originated loans and leases with no related allowance
Commercial and industrial
Commercial and industrial other	280	0	624	0
Commercial real estate
Commercial real estate other	8,162	0	5,699	0
Residential real estate
Home equity	3,488	0	2,290	0
Subtotal	$11,930	$0	$8,613	$0

Originated loans and leases with related allowance

Commercial and industrial
Commercial and industrial other	155	0	4	0
Commercial real estate
Commercial real estate other	597	0	587	0
Subtotal	$752	$0	$591	$0
Total	$12,682	$0	$9,204	$0

	Three Months Ended 03/31/2017		Three Months Ended 03/31/2016
(in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Acquired loans and leases with no related allowance
Commercial and industrial
Commercial and industrial other	165	0	594	0
Commercial real estate
Construction	0	0	359	0
Commercial real estate other	2,746	0	5,176	0
Residential real estate
Home equity	1,411	0	893	0
Subtotal	$4,322	$0	$7,022	$0

Acquired loans and leases with related allowance

Commercial and industrial
Commercial and industrial other	0	0	518	0
Commercial real estate
Commercial real estate other	77	0	32	0
Residential real estate
Home equity	60	0	0	0
Subtotal	$137	$0	$550	$0
Total	$4,459	$0	$7,572	$0

Loans are considered modified in a TDR when, due to a borrower’s financial difficulties, the Company makes concessions to the borrower that it would not otherwise consider. These modifications may include, among others, an extension for the term of the loan, and granting a period when interest-only payments can be made with the principal payments made over the remaining term of the loan or at maturity.

The following tables present information on loans modified in troubled debt restructuring during the periods indicated.

March 31, 2017	Three Months Ended
				Defaulted TDRs[2]
(in thousands)	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Loans	Post-Modification Outstanding Recorded Investment
Residential real estate
Home equity[1]	1	73	73	1	55
Total	1	$73	$73	1	$55
1 Represents the following concessions:  extension of term and reduction of rate.
2 TDRs that defaulted during the three months ended March 31, 2017 that were restructured in the prior twelve months.

March 31, 2016	Three Months Ended
				Defaulted TDRs[3]
(in thousands)	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Loans	Post-Modification Outstanding Recorded Investment
Commercial and industrial
Commercial and industrial other[1]	2	$1,115	$1,115	0	$0
Residential real estate
Home equity[2]	3	169	169	0	0
Total	5	$1,284	$1,284	0	$0
1 Represents the following concessions:  extension of term and reduction of rate.
2 Represents the following concessions:  extension of term and reduction of rate.
3 TDRs that defaulted during the three months ended March 31, 2016 that had been restructured in the prior twelve months.

The following tables present credit quality indicators (internal risk grade) by class of commercial and industrial loans and commercial real estate loans as of March 31, 2017 and December 31, 2016.

March 31, 2017
	Commercial and Industrial	Commercial and Industrial	CommercialReal Estate	CommercialReal Estate	CommercialReal Estate
(in thousands)	Other	Agriculture	Other	Agriculture	Construction	Total
Originated Loans and Leases
Internal risk grade:
Pass	$875,097	$87,119	$1,417,648	$113,108	$142,685	$2,635,657
Special Mention	6,780	1,813	7,083	3,185	0	18,861
Substandard	4,493	67	15,959	389	0	20,908
Total	$886,370	$88,999	$1,440,690	$116,682	$142,685	$2,675,426

March 31, 2017
	Commercial and Industrial	Commercial and Industrial	Commercial Real Estate	Commercial Real Estate	Commercial Real Estate
(in thousands)	Other	Agriculture	Other	Agriculture	Construction	Total
Acquired Loans and Leases
Internal risk grade:
Pass	$78,030	$0	$224,477	$262	$1,548	$304,317
Special Mention	0	0	519	0	0	519
Substandard	1,326	0	8,302	0	0	9,628
Total	$79,356	$0	$233,298	$262	$1,548	$314,464

December 31, 2016
	Commercial and Industrial	Commercial and Industrial	Commercial Real Estate	Commercial Real Estate	Commercial Real Estate
(in thousands)	Other	Agriculture	Other	Agriculture	Construction	Total
Originated Loans and Leases
Internal risk grade:
Pass	$836,788	$117,135	$1,403,370	$101,407	$135,834	$2,594,534
Special Mention	7,218	755	11,939	573	0	20,485
Substandard	3,049	357	16,381	529	0	20,316
Total	$847,055	$118,247	$1,431,690	$102,509	$135,834	$2,635,335

December 31, 2016
	Commercial and Industrial	Commercial and Industrial	Commercial Real Estate	Commercial Real Estate	Commercial Real Estate
(in thousands)	Other	Agriculture	Other	Agriculture	Construction	Total
Acquired Loans and Leases
Internal risk grade:
Pass	$77,921	$0	$229,334	$267	$8,936	$316,458
Special Mention	0	0	526	0	0	526
Substandard	1,396	0	11,745	0	0	13,141
Total	$79,317	$0	$241,605	$267	$8,936	$330,125

The following tables present credit quality indicators by class of residential real estate loans and by class of consumer loans. Nonperforming loans include nonaccrual, impaired, and loans 90 days past due and accruing interest. All other loans are considered performing as of March 31, 2017 and December 31, 2016. For purposes of this footnote, acquired loans that were recorded at fair value at the acquisition date and are 90 days or greater past due are considered performing.

March 31, 2017
(in thousands)	Residential Home Equity	Residential Mortgages	Consumer Indirect	Consumer Other	Total
Originated Loans and Leases
Performing	$208,473	$963,494	$13,683	$42,755	$1,228,405
Nonperforming	1,267	5,659	170	9	7,105
Total	$209,740	$969,153	$13,853	$42,764	$1,235,510

March 31, 2017
(in thousands)	Residential Home Equity	Residential Mortgages	Consumer Indirect	Consumer Other	Total
Acquired Loans and Leases
Performing	$34,292	$22,952	$0	$801	$58,045
Nonperforming	999	1,872	0	0	2,871
Total	$35,291	$24,824	$0	$801	$60,916

December 31, 2016
(in thousands)	Residential Home Equity	Residential Mortgages	Consumer Indirect	Consumer Other	Total
Originated Loans and Leases
Performing	$207,261	$941,936	$14,669	$44,393	$1,208,259
Nonperforming	2,016	5,442	166	0	7,624
Total	$209,277	$947,378	$14,835	$44,393	$1,215,883

December 31, 2016
(in thousands)	Residential Home Equity	Residential Mortgages	Consumer Indirect	Consumer Other	Total
Acquired Loans and Leases
Performing	$37,074	$24,483	$0	$826	$62,383
Nonperforming	663	940	0	0	1,603
Total	$37,737	$25,423	$0	$826	$63,986

7. FDIC Indemnification Asset Related to Covered Loans

Prior to the third quarter of 2016, the Company had certain loans acquired in the VIST Financial acquisition which were covered loans with loss share agreements with the FDIC. Based on an analysis of outstanding loans covered under the one remaining loss share agreement, management decided to early terminate its one remaining loss share agreement with the FDIC during the third quarter of 2016. At that time the Company recorded pre-tax expense of $313,000 to terminate the agreement and write-off the reaming book value of the FDIC indemnification asset, which included $174,000 in expense for early termination and $139,000 to write off the remaining asset. The remaining balances of the loans previously reported as Covered Loans are included in the current period in acquired loan balances by loan type.

8. Earnings Per Share

Earnings per share in the table below, for the three month periods ended March 31, 2017 and 2016 are calculated under the two-class method as required by ASC Topic 260, Earnings Per Share. ASC 260 provides that unvested share-based payment awards that contain nonforfeitable rights to dividends are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. The Company has issued restricted stock awards that contain such rights and are therefore considered participating securities. Basic earnings per common share are calculated by dividing net income allocable to common stock by the weighted average number of common shares, excluding participating securities, during the period. Diluted earnings per common share include the dilutive effect of participating securities.

	Three Months Ended
(in thousands, except share and per share data)	3/31/2017	3/31/2016
Basic
Net income available to common shareholders	$15,717	$14,251
Less: Income attributable to unvested stock-based compensation awards	(261)	(230)
Net earnings allocated to common shareholders	15,456	14,021

Weighted average shares outstanding, including unvested stock-based compensation awards	15,151,521	15,002,332

Less: unvested stock-based compensation awards	(250,583)	(242,056)
Weighted average shares outstanding - Basic	14,900,938	14,760,276

Diluted
Net earnings allocated to common shareholders	15,456	14,021

Weighted average shares outstanding - Basic	14,900,938	14,760,276

Plus: incremental shares from assumed conversion of stock--based compensation awards	141,676	87,340

Weighted average shares outstanding - Diluted	15,042,614	14,847,616

Basic EPS	1.04	0.95
Diluted EPS	1.03	0.94
Stock-based compensation awards representing 20,242 and 48,515 of common shares during the three months ended March 31, 2017 and 2016, respectively, were not included in the computations of diluted earnings per common share because the effect on those periods would have been antidilutive.

9. Other Comprehensive Income (Loss)

The following tables present reclassifications out of the accumulated other comprehensive income (loss) for the three month periods ended March 31, 2017 and 2016.

	Three Months Ended March 31, 2017
(in thousands)	Before-Tax Amount	Tax (Expense) Benefit	Net of Tax
Available-for-sale securities:
Change in net unrealized gain/loss during the period	$1,995	$(798)	$1,197
Reclassification adjustment for net realized gain on sale of available-for-sale securities included in net income	0	0	0
Net unrealized gains	1,995	(798)	1,197

Employee benefit plans:
Amortization of net retirement plan actuarial gain	357	(143)	214
Amortization of net retirement plan prior service cost	23	(9)	14
Employee benefit plans	380	(152)	228
Other comprehensive income	$2,375	$(950)	$1,425

	Three Months Ended March 31, 2016
(in thousands)	Before-Tax Amount	Tax (Expense) Benefit	Net of Tax
Available-for-sale securities:
Change in net unrealized gain/loss during the period	$20,955	$(8,380)	$12,575
Reclassification adjustment for net realized gain on sale of available-for-sale securities included in net income	(232)	93	(139)
Net unrealized gains	20,723	(8,287)	12,436

Employee benefit plans:
Amortization of net retirement plan actuarial gain	343	(137)	206
Amortization of net retirement plan prior service cost	30	(12)	18
Employee benefit plans	373	(149)	224
Other comprehensive income	$21,096	$(8,436)	$12,660

The following table presents the activity in our accumulated other comprehensive income (loss) for the periods indicated:

(in thousands)	Available-for- Sale Securities	Employee Benefit Plans	Accumulated Other Comprehensive (Loss) Income
Balance at January 1, 2017	$(7,915)	$(29,194)	$(37,109)
Other comprehensive income before reclassifications	1,197	0	1,197
Amounts reclassified from accumulated other comprehensive (loss) income	0	228	228
Net current-period other comprehensive income	1,197	228	1,425
Balance at March 31, 2017	$(6,718)	$(28,966)	$(35,684)

Balance at January 1, 2016	$(2,744)	$(28,257)	$(31,001)
Other comprehensive income before reclassifications	12,575	0	12,575
Amounts reclassified from accumulated other comprehensive (loss) income	(139)	224	85
Net current-period other comprehensive income	12,436	224	12,660
Balance at March 31, 2016	$9,692	$(28,033)	$(18,341)

The following tables present the amounts reclassified out of each component of accumulated other comprehensive (loss) income for the three months ended March 31, 2017 and 2016.

Three months ended March 31, 2017
Details about Accumulated other Comprehensive Income Components (in thousands)	Amount Reclassified from Accumulated Other Comprehensive (Loss) Income[1]	Affected Line Item in the Statement Where Net Income is Presented
Available-for-sale securities:
Unrealized gains and losses on available-for-sale securities	$0	Net gain on securities transactions
	0	Tax expense
	0	Net of tax
Employee benefit plans:
Amortization of the following [2]
Net retirement plan actuarial gain	(357)	Pension and other employee benefits
Net retirement plan prior service cost	(23)	Pension and other employee benefits
	(380)	Total before tax
	152	Tax benefit
	(228)	Net of tax

Three Months Ended March 31, 2016
Details about Accumulated other Comprehensive Income Components (in thousands)	Amount Reclassified from Accumulated Other Comprehensive (Loss) Income[1]	Affected Line Item in the Statement Where Net Income is Presented
Available-for-sale securities:
Unrealized gains and losses on available-for-sale securities	$232	Net gain on securities transactions
	(93)	Tax expense
	139	Net of tax
Employee benefit plans:
Amortization of the following [2]
Net retirement plan actuarial gain	(343)	Pension and other employee benefits
Net retirement plan prior service credit	(30)	Pension and other employee benefits
	(373)	Total before tax
	149	Tax benefit
	(224)	Net of tax

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

Components of Net Periodic Benefit (Income) Cost

	Pension Benefits Three Months Ended		Life and Health Three Months Ended		SERP Benefits Three Months Ended
(in thousands)	3/31/2017	3/31/2016	3/31/2017	3/31/2016	3/31/2017	3/31/2016
Service cost	$0	$0	$68	$82	$54	$72
Interest cost	607	649	71	77	209	211
Expected return on plan assets	(1,267)	(1,215)	0	0	0	0
Amortization of net retirement plan actuarial loss	252	239	4	1	101	104
Amortization of net retirement plan prior service (credit) cost	(3)	(4)	4	4	22	30
Net periodic benefit (income) cost	$(411)	$(331)	$147	$164	$386	$417

The net periodic benefit cost for the Company’s benefit plans are recorded as a component of salaries and benefits in the consolidated statements of income.

The Company realized approximately $228,000 and $224,000, net of tax, as amortization of amounts previously recognized in accumulated other comprehensive (loss) income, for the three months ended March 31, 2017 and 2016, respectively.

The Company is not required to contribute to the pension plan in 2017, but it may make voluntary contributions. The Company did not contribute to the pension plan in the first three months of 2017 and 2016.

11. Other Income and Operating Expense

Other income and operating expense totals are presented in the table below.  Components of these totals exceeding 1% of the aggregate of total noninterest income and total noninterest expenses for any of the years presented below are stated separately.

	Three Months Ended
(in thousands)	3/31/2017	3/31/2016
Noninterest Income
Other service charges	$820	$750
Increase in cash surrender value of corporate owned life insurance	630	616
Net gain on sale of loans	13	23
Other income	692	318
Total other income	$2,155	$1,707
Noninterest Expenses
Marketing expense	$1,174	$902
Professional fees	1,362	1,343
Legal fees	264	348
Technology expense	1,891	1,348
Cardholder expense	1,182	745
Other expenses	4,084	4,362
Total other operating expense	$9,957	$9,048

12. Financial Guarantees

The Company currently does not issue any guarantees that would require liability recognition or disclosure, other than standby letters of credit. The Company extends standby letters of credit to its customers in the normal course of business. The standby letters of credit are generally short-term. As of March 31, 2017, the Company’s maximum potential obligation under standby letters of credit was $52.0 million compared to $57.7 million at December 31, 2016. Management uses the same credit policies to extend standby letters of credit that it uses for on-balance sheet lending decisions and may require collateral to support standby letters of credit based upon its evaluation of the counterparty. Management does not anticipate any significant losses as a result of these transactions, and has determined that the fair value of standby letters of credit is not significant.

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

Banking

The Banking segment is primarily comprised of the Company’s four banking subsidiaries: Tompkins Trust Company, a commercial bank with fourteen banking offices located in Ithaca, NY and surrounding communities; The Bank of Castile (DBA Tompkins Bank of Castile), a commercial bank with seventeen banking offices located in the Genesee Valley region of New York State as well as Monroe County; Mahopac Bank (DBA Tompkins Mahopac Bank), a commercial bank with fourteen full-service banking offices located in the counties north of New York City; and VIST Bank (DBA Tompkins VIST Bank), a banking organization with twenty-one banking offices headquartered and operating in the areas surrounding southeastern Pennsylvania.

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

Summarized financial information concerning the Company’s reportable segments and the reconciliation to the Company’s consolidated results is shown in the following table. Investment in subsidiaries is netted out of the presentations below. The “Intercompany” column identifies the intercompany activities of revenues, expenses and other assets between the banking, insurance and wealth management services segments. The Company accounts for intercompany fees and services at an estimated fair value according to regulatory requirements for the services provided. Intercompany items relate primarily to the use of human resources, information systems, accounting and marketing services provided by any of the banks and the holding company. All other accounting policies are the same as those described in the summary of significant accounting policies in the 2016 Annual Report on Form 10-K.

As of and for the three months ended March 31, 2017
(in thousands)	Banking	Insurance	Wealth Management	Intercompany	Consolidated
Interest income	$53,621	$0	$0	$0	$53,621
Interest expense	5,587	0	0	0	5,587
Net interest income	48,034	0	0	0	48,034
Provision for loan and lease losses	769	0	0	0	769
Noninterest income	6,403	7,316	3,910	(389)	17,240
Noninterest expense	32,488	6,080	3,189	(389)	41,368
Income before income tax expense	21,180	1,236	721	0	23,137
Income tax expense	6,672	474	242	0	7,388
Net Income attributable to noncontrolling interests and Tompkins Financial Corporation	14,508	762	479	0	15,749
Less: Net income attributable to noncontrolling interests	32	0	0	0	32
Net Income attributable to Tompkins Financial Corporation	$14,476	$762	$479	$0	$15,717

Depreciation and amortization	$1,691	$82	$14	$0	$1,787
Assets	6,235,516	39,915	14,678	(10,062)	6,280,047
Goodwill	64,370	19,710	8,211	0	92,291
Other intangibles, net	6,107	4,324	336	0	10,767
Net loans and leases	4,261,627	0	0	0	4,261,627
Deposits	4,860,625	0	0	(10,040)	4,850,585
Total Equity	519,723	31,148	12,647	0	563,518

As of and for the three months ended March 31, 2016
(in thousands)	Banking	Insurance	Wealth Management	Intercompany	Consolidated
Interest income	$49,309	$0	$0	$0	$49,309
Interest expense	5,271	0	0	0	5,271
Net interest income	44,038	0	0	0	44,038
Provision for loan and lease losses	855	0	0	0	855
Noninterest income	6,272	7,599	3,910	(278)	17,503
Noninterest expense	30,374	6,339	3,071	(278)	39,506
Income before income tax expense	19,081	1,260	839	0	21,180
Income tax expense	6,123	502	271	0	6,896
Net Income attributable to noncontrolling interests and Tompkins Financial Corporation	12,958	758	568	0	14,284
Less: Net income attributable to noncontrolling interests	33	0	0	0	33
Net Income attributable to Tompkins Financial Corporation	$12,925	$758	$568	$0	$14,251

Depreciation and amortization	$1,575	$91	$19	$0	$1,685
Assets	5,719,963	39,825	14,088	(8,905)	5,764,971
Goodwill	64,370	20,036	8,211	0	92,617
Other intangibles, net	7,472	5,344	417	0	13,233
Net loans and leases	3,788,383	0	0	0	3,788,383
Deposits	4,563,951	0	0	(8,723)	4,555,228
Total Equity	497,519	30,757	11,617	0	539,893

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

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of March 31, 2017 and December 31, 2016, segregated by the level of valuation inputs within the fair value hierarchy used to measure fair value.

Recurring Fair Value Measurements
March 31, 2017
(in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Available-for-sale securities
Obligations of U.S. Government sponsored entities	$527,975	$0	$527,975	$0
Obligations of U.S. states and political subdivisions	92,557	0	92,557	0
Mortgage-backed securities – residential, issued by:
U.S. Government agencies	154,133	0	154,133	0
U.S. Government sponsored entities	649,673	0	649,673	0
Non-U.S. Government agencies or sponsored entities	106	0	106	0
U.S. corporate debt securities	2,162	0	2,162	0
Equity securities	917	0	0	917

The change in the fair value of available-for-sale equity securities valued using significant unobservable inputs (level 3), between January 1, 2017 and March 31, 2017 was immaterial.

Recurring Fair Value Measurements
December 31, 2016
(in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Available-for-sale securities
Obligations of U.S. Government sponsored entities	527,627	0	527,627	0
Obligations of U.S. states and political subdivisions	89,056	0	89,056	0
Mortgage-backed securities – residential, issued by:
U.S. Government agencies	158,226	0	158,226	0
U.S. Government sponsored entities	651,430	0	651,430	0
Non-U.S. Government agencies or sponsored entities	116	0	116	0
U.S. corporate debt securities	2,162	0	2,162	0
Equity securities	921	0	0	921

The change in the fair value of available-for-sale equity securities valued using significant unobservable inputs (level 3), between January 1, 2016 and December 31, 2016 was immaterial.

There were no transfers between Levels 1, 2 and 3 for the three months ended March 31, 2017.

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

Certain assets are measured at fair value on a nonrecurring basis. For the Company, these include loans held for sale, collateral dependent impaired loans, and other real estate owned (“OREO”). During the first quarter of 2017, certain collateral dependent impaired loans were remeasured and reported at fair value through a specific valuation allowance and/or partial charge-offs for loan and lease losses based upon the fair value of the underlying collateral. Collateral values are estimated using Level 2 inputs based upon observable market data. In addition to collateral dependent impaired loans, certain other real estate owned were remeasured and reported at fair value based upon the fair value of the underlying collateral. The fair values of other real estate owned are estimated using Level 2 inputs based on observable market data or Level 3 inputs based on customized discounting criteria. In general, the fair values of other real estate owned are based upon appraisals, with discounts made to reflect estimated costs to sell the real estate. Upon initial recognition, fair value write-downs on other real estate owned are taken through a charge-off to the allowance for loan and lease losses. Subsequent fair value write-downs on other real estate owned are reported in other noninterest expense.

March 31, 2017
		Fair value measurements at reporting date using:			Gain (losses) from fair value changes
Assets:	As of 03/31/2017	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Three months ended 03/31/2017
Impaired loans	$2,671	$0	$2,671	$0	$(332)
Other real estate owned	2,520	0	2,520	0	(70)

March 31, 2016
		Fair value measurements at reporting date using:			Gain (losses) from fair value changes
Assets:	As of 03/31/2016	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Three months ended 03/31/2016
Impaired loans	$1,987	$0	$1,987	$0	$9
Other real estate owned	432	0	432	0	11

The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments at March 31, 2017 and December 31, 2016. The carrying amounts shown in the table are included in the Consolidated Statements of Condition under the indicated captions.

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

Estimated Fair Value of Financial Instruments
March 31, 2017
(in thousands)	Carrying Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets:
Cash and cash equivalents	$78,472	$78,472	$78,472	$0	$0
Securities - held to maturity	141,545	142,445	0	142,445	0
FHLB and other stock	35,013	35,013	0	35,013	0
Accrued interest receivable	18,815	18,815	0	18,815	0
Loans/leases, net[1]	4,261,627	4,218,103	0	2,671	4,215,432

Financial Liabilities:

Time deposits	$875,596	$871,748	$0	$871,748	$0
Other deposits	3,974,989	3,974,989	0	3,974,989	0
Fed funds purchased and securities sold
under agreements to repurchase	70,716	70,716	0	70,716	0
Other borrowings	717,285	716,914	0	716,914	0
Trust preferred debentures	16,562	22,171	0	22,171	0
Accrued interest payable	1,756	1,756	0	1,756	0

Estimated Fair Value of Financial Instruments
December 31, 2016
(in thousands)	Carrying Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets:
Cash and cash equivalents	$63,954	$63,954	$63,954	$0	$0
Securities - held to maturity	142,119	142,832	0	142,832	0
FHLB and other stock	43,133	43,133	0	43,133	0
Accrued interest receivable	17,390	17,390	0	17,390	0
Loans/leases, net[1]	4,222,278	4,187,415	0	7,296	4,180,119

Financial Liabilities:

Time deposits	$870,788	$867,921	$0	$867,921	$0
Other deposits	3,754,351	3,754,351	0	3,754,351	0
Fed funds purchased and securities
sold under agreements to repurchase	69,062	69,109	0	69,109	0
Other borrowings	884,815	884,842	0	884,842	0
Trust preferred debentures	37,681	43,321	0	43,321	0
Accrued interest payable	1,902	1,902	0	1,902	0
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

Corporate Overview and Strategic Initiatives
Tompkins Financial Corporation (“Tompkins” or the “Company”) is headquartered in Ithaca, New York and is registered as a Financial Holding Company with the Federal Reserve Board under the Bank Holding Company Act of 1956, as amended. The Company is a locally oriented, community-based financial services organization that offers a full array of products and services, including commercial and consumer banking, leasing, trust and investment management, financial planning and wealth management, and insurance services. At March 31, 2017, the Company’s subsidiaries included: four wholly-owned banking subsidiaries, Tompkins Trust Company (the “Trust Company”), The Bank of Castile (DBA Tompkins Bank of Castile), Mahopac Bank (formerly known as Mahopac National Bank, DBA Tompkins Mahopac Bank), VIST Bank (DBA Tompkins VIST Bank); and a wholly-owned insurance agency subsidiary, Tompkins Insurance Agencies, Inc. (“Tompkins Insurance”). The trust division of the Trust Company provides a full array of investment services, including investment management, trust and estate, financial and tax planning as well as life, disability and long-term care insurance services. The Company’s principal offices are located at The Commons, Ithaca, New York, 14851, and its telephone number is (888) 503-5753. The Company’s common stock is traded on the NYSE MKT LLC under the Symbol “TMP.”

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

Business Segments
Banking services consist primarily of attracting deposits from the areas served by the Company’s four banking subsidiaries’ 66 banking offices (45 offices in New York and 21 offices in Pennsylvania) and using those deposits to originate a variety of commercial loans, consumer loans, real estate loans (including commercial loans collateralized by real estate), and leases. The Company’s lending function is managed within the guidelines of a comprehensive Board-approved lending policy. Reporting systems are in place to provide management with ongoing information related to loan production, loan quality, concentrations of credit, loan delinquencies, and nonperforming and potential problem loans. Banking services also include a full suite of products such as debit cards, credit cards, remote deposit, electronic banking, mobile banking, cash management, and safe deposit services.

Wealth management services consist of investment management, trust and estate, financial and tax planning as well as life, disability and long-term care insurance services. Wealth management services are provided by the Trust Company under the trade name Tompkins Financial Advisors. Tompkins Financial Advisors has office locations, and services are available, at all four of the Company’s subsidiary banks.

Insurance services include property and casualty insurance, employee benefit consulting, and life, long-term care and disability insurance. Tompkins Insurance is headquartered in Batavia, New York. Over the past fourteen years, Tompkins Insurance has acquired smaller insurance agencies in the market areas serviced by the Company’s banking subsidiaries and successfully consolidated them into Tompkins Insurance, most recently acquiring Shepard, Maxwell & Hale Insurance on January 1, 2016 as previously reported. Tompkins Insurance offers services to customers of the Company’s banking subsidiaries by sharing offices with The Bank of Castile, Trust Company, and VIST Bank. In addition to these shared offices, Tompkins Insurance has five stand-alone offices in Western New York, two stand-alone offices in Tompkins County, New York and one stand-alone office in Montgomery County, Pennsylvania.

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

OTHER IMPORTANT INFORMATION

The following discussion is intended to provide an understanding of the consolidated financial condition and results of operations of the Company for the three months ended March 31, 2017. It should be read in conjunction with the Company’s Audited Consolidated Financial Statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, and the Unaudited Consolidated Financial Statements and notes thereto included in Part I of this Quarterly Report on Form 10-Q.

In this Report, there are comparisons of the Company’s performance to that of a peer group. Unless otherwise stated, this peer group is comprised of the group of 145 domestic bank holding companies with $3 billion to $10 billion in total assets as defined in the Federal Reserve’s “Bank Holding Company Performance Report” for December 31, 2016 (the most recent report available).

Forward-Looking Statements
The Company is making this statement in order to satisfy the “Safe Harbor” provision contained in the Private Securities Litigation Reform Act of 1995. The statements contained in this Quarterly Report on Form 10-Q that are not statements of historical fact may include forward-looking statements that involve a number of risks and uncertainties. Such forward-looking statements are made based on management’s expectations and beliefs concerning future events impacting the Company and are subject to certain uncertainties and factors relating to the Company’s operations and economic environment, all of which are difficult to predict and many of which are beyond the control of the Company. These uncertainties and factors that could cause actual results of the Company to differ materially from those matters expressed and/or implied by such forward-looking statements. The following factors are among those that could cause actual results to differ materially from the forward-looking statements: changes in general economic, market and regulatory conditions; the development of an interest rate environment that may adversely affect the Company’s interest rate spread, other income or cash flow anticipated from the Company’s operations, investment and/or lending activities; changes in laws and regulations affecting banks, insurance companies, bank holding companies and/or financial holding companies, such as the Dodd-Frank Wall Street Reform and Consumer Protection Act and Basel III; technological developments and changes; the ability to continue to introduce competitive new products and services on a timely, cost-effective basis; governmental and public policy changes, including environmental regulation; protection and validity of intellectual property rights; reliance on large customers; the expenses and reputational damage if there were ever a material cybersecurity breach; financial resources in the amounts, at the times and on the terms required to support the Company’s future businesses; and other factors discussed elsewhere in this Quarterly Report on Form 10-Q and in other reports we file with the SEC, in particular the “Risk Factors” discussed in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. In addition, such forward-looking statements could be affected by general industry and market conditions and growth rates, general economic and political conditions (including changes in economic conditions in the Company’s primary market areas), including interest rate and currency exchange rate fluctuations, and other factors.

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

For additional information on critical accounting policies and to gain a greater understanding of how the Company’s financial performance is reported, refer to Note 1 – “Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements, and the section captioned “Critical Accounting Policies” in Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. There have been no significant changes in the Company’s application of critical accounting policies since December 31, 2016. Refer to Note 3 – “Accounting Standards Updates” in the Notes to Unaudited Consolidated Financial Statements included in Part I of this Quarterly Report on Form 10-Q for a discussion of recent accounting updates.

OVERVIEW

Net income for the first quarter was $15.7 million or $1.03 diluted earnings per share, compared to $14.3 million or $0.94 diluted earnings per share for the same period in 2016. Net interest income of $48.0 million for the quarter ended March 31, 2017 was up compared to the $44.0 million reported for the same period in 2016.

Return on average assets (“ROA”) for the quarter ended March 31, 2017 was 1.02%, compared to 1.00% for the quarter ended March 31, 2016. Return on average shareholders’ equity (“ROE”) for the first quarter of 2017 was 11.47%, compared to 10.85%, for the same period in 2016. Tompkins’ year-to-date ROA and ROE compared to the most recent peer average ratios of 1.00% and 9.13%, respectively, ranking Tompkins’ ROA in the 51st percentile and ROE in the 72nd percentile of the peer group.

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

Banking Segment
The banking segment reported net income of $14.5 million for the first quarter of 2017, up $1.6 million or 12.0% from net income of $12.9 million for the same period in 2016.

Net interest income of $48.0 million for the first quarter of 2017 was up $4.0 million or 9.1% over the same period in 2016. The Company’s growth in average earning assets and stable funding costs contributed to favorable year-over-year comparisons in net interest income. Net interest margin for the three months ending March 31, 2017 was 3.38% compared to 3.36% for the same period in the prior year.

The provision for loan and lease losses was $769,000 for the three months ended March 31, 2017, which was down $86,000 or 10.1% compared to the same period in 2016. The lower provision expense was largely attributable to improving credit quality, partially offset by loan growth experienced compared to the first quarter of 2016.

Noninterest income of $6.4 million for the three months ended March 31, 2017 increased $131,000 or 2.1% compared to the same period in 2016. The increase in the three month results includes: gain on the sale of other real estate owned (“OREO”) properties (up $172,000) and card services fees (up $68,000). Partially offsetting these items was a decrease in service charges on deposits (down $97,000) during the three months ended March 31, 2017, compared to the first quarter of 2016.

Noninterest expense of $32.5 million for the three months ended March 31, 2017 was up $2.1 million or 7.0% from the same period in 2016. The quarterly increase was attributed to an increase in salary and wages and employee benefits reflecting normal annual merit and incentive adjustments and higher health insurance costs, respectively, over prior year.

Insurance Segment
The insurance segment reported net income of $762,000 for the three months ended March 31, 2017, which was flat compared to the first quarter of 2016. Noninterest income was down $283,000 or 3.7% in the first quarter of 2017, compared to the same period in 2016. The decrease was mainly in life and health insurance commissions and largely reflects impacts of the sale of certain customer relationships in the Pennsylvania market in the second half of 2016 and first quarter of 2017. Noninterest expenses for the three months ended March 31, 2017 were down $259,000 or 4.1% compared to the first quarter of 2016. The decrease in noninterest expense for the first quarter is the result of a decrease in salaries and wages, reflecting a decline in the number of employees.

Wealth Management Segment
The wealth management segment reported net income of $479,000 for the three months ended March 31, 2017, which was down $89,000 or 15.7% compared to the first quarter of 2016. Noninterest income for the first quarter of 2017 was flat for the first three months of 2017 compared to the same period prior year. Noninterest expenses for the three months ended March 31, 2017 were up $118,000 or 3.8%. The increase in 2017 over 2016 reflects increases in salaries and wages, reflecting annual merit increases and sales commissions.

Average Consolidated Statements of Condition and Net Interest Analysis (Unaudited)
	Quarter Ended			Quarter Ended
	March 31, 2017			March 31, 2016
	Average			Average
	Balance		Average	Balance		Average
(Dollar amounts in thousands)	(QTD)	Interest	Yield/Rate	(QTD)	Interest	Yield/Rate
ASSETS
Interest-earning assets
Interest-bearing balances due from banks	$5,214	$2	0.16%	$2,094	$2	0.38%
Securities (1)
U.S. Government securities	1,479,516	7,659	2.1%	1,458,755	7,903	2.18%
Trading securities	0	0	0%	7,248	81	4.49%
State and municipal (2)	100,698	840	3.38%	97,631	838	3.45%
Other securities (2)	3,613	31	3.48%	3,686	31	3.38%
Total securities	1,583,827	8,530	2.18%	1,567,320	8,853	2.27%
FHLBNY and FRB stock	38,105	468	4.98%	27,799	298	4.31%
Total loans and leases, net of unearned income (2)(3)	4,263,799	45,675	4.34%	3,791,207	41,185	4.37%
Total interest-earning assets	5,890,945	54,675	3.76%	5,388,420	50,338	3.76%

Other assets	350,443			341,851
Total assets	6,241,388			5,730,271
LIABILITIES & EQUITY
Deposits
Interest-bearing deposits
Interest bearing checking, savings, & money market	2,664,848	1,061	0.16%	2,533,185	956	0.15%
Time deposits	869,949	1,727	0.81%	868,095	1,643	0.76%
Total interest-bearing deposits	3,534,797	2,788	0.32%	3,401,280	2,599	0.31%
Federal funds purchased & securities sold under agreements to repurchase	77,980	108	0.56%	126,262	666	2.12%
Other borrowings	791,136	2,324	1.19%	502,319	1,417	1.13%
Trust preferred debentures	23,588	367	6.31%	37,524	589	6.31%
Total interest-bearing liabilities	4,427,501	5,587	0.51%	4,067,385	5,271	0.52%
Noninterest bearing deposits	1,188,568			1,067,638
Accrued expenses and other liabilities	69,426			66,934
Total liabilities	5,685,495			5,201,957
Tompkins Financial Corporation Shareholders’ equity	554,424			526,846
Noncontrolling interest	1,469			1,468
Total equity	555,893			528,314

Total liabilities and equity	$6,241,388			$5,730,271
Interest rate spread			3.25%			3.24%
Net interest income/margin on earning assets		49,088	3.38%		45,067	3.36%

Tax Equivalent Adjustment		(1,054)			(1,029)

Net interest income per consolidated financial statements		$48,034			$44,038
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

Net Interest Income
Net interest income is the Company’s largest source of revenue, representing 73.3% of total revenues for the three months ended March 31, 2017, compared to 71.6% for the same period in 2016. Net interest income is dependent on the volume and composition of interest earning assets and interest-bearing liabilities and the level of market interest rates. The above table shows average interest-earning assets and interest-bearing liabilities, and the corresponding yield or cost associated with each.

Taxable-equivalent net interest income for the three months ended March 31, 2017, was up 9.1% over the same period in 2016, benefiting from growth in average earning assets, a slightly improved net interest margin and growth in noninterest bearing deposits. Net interest income benefited from a slight shift in the composition of average earning assets, with loans, which carry higher average yields than securities, comprising an increased percentage of average earning assets. For the three months ended March 31, 2017, average loans represented 72.4% of average earning assets compared to 70.4% for the same period in 2016.

Taxable-equivalent interest income for the three month period ended March 31, 2017, was $54.7 million, up $4.3 million or 8.7% compared to the same period in 2016. The increase in taxable-equivalent interest income was mainly the result of an increase in average loans, which was partially offset by a decrease in the yield on average loans. Average loan balances for the three months ended March 31, 2017, were up $472.6 million or 12.5%, while the average yield on loans decreased 3 basis points from the same period in 2016. Average securities balances for the three months ended March 31, 2017, were down by $16.5 million or 1.1%, while the average yield on securities for the three month period was down 9 basis points compared to the same period in 2016. The average yield on securities for the first quarter of 2017 did benefit from the rise in market interest rates as amortizations of premiums slowed during the quarter.

Interest expense for the three months ended March 31, 2017, increased by $316,000 or 6.0% compared to the same period in 2016, driven mainly by an increase in the average volume of borrowings and deposits, which supported the growth in average loans. Average interest bearing deposits for the first quarter of 2017 were up $133.5 million or 3.9% compared to the same period in 2016. Average noninterest bearing deposits for the three month period ended March 31, 2017 were up $120.9 million or 11.3% compared to the same period in 2016. Average other borrowings for the three months ended March 31, 2017 were up $240.5 million or 38.3% compared to the same period in 2016; this increase was mainly in overnight borrowings with the FHLB. The average rate paid on interest bearing deposits during the three months ended March 31, 2017, was 0.32% compared to 0.31% for the same period of 2016. Interest expense for the first quarter of 2017 benefited from the maturities of some higher rate repurchase agreements with the FHLB in the fourth quarter of 2016 and the first quarter of 2017 and the redemption of $20.5 million of trust preferred debentures in January of 2017.

Provision for Loan and Lease Losses
The provision for loan and lease losses represents management’s estimate of the amount necessary to maintain the allowance for loan and lease losses at an adequate level. The provision for loan and lease losses was $769,000 for the first quarter of 2017 compared to $855,000 for the same period in 2016. The section captioned “Financial Condition – Allowance for Loan and Lease Losses and Nonperforming Assets” below has further details on the allowance for loan and lease losses and asset quality metrics.

Noninterest Income
Noninterest income was $17.2 million for the first quarter of 2017, relatively flat compared to $17.5 million for the same period prior year. Noninterest income represented 26.7% of total revenue for the first quarter of 2017, compared to 28.8% for the same period in 2016.

Insurance commissions and fees, the largest component of noninterest income, were $7.1 million for the first quarter of 2017, a decrease of 5.9% from the same period prior year. The decrease in revenues in the first quarter of 2017 compared to the first quarter of 2016 was mainly due to the sale of certain customer relationships in the second half of 2016 and the first quarter of 2017. In one transaction in 2016 and one transaction in 2017, certain customer relationships in Pennsylvania were sold, thus reducing commissions and fees.

Investment services income of $3.8 million in the first quarter of 2017 was flat compared to the first quarter of 2016. Investment services income includes trust services, financial planning, wealth management services, and brokerage related services. With fees largely based on the market value and the mix of assets managed, the general direction of the stock market can have a considerable impact on fee income. The fair value of assets managed by, or in custody of, Tompkins was $4.0 billion at March 31, 2017, up 2.6% from $3.9 billion at March 31, 2016. These figures include $1.2 billion of Company-owned securities where Tompkins Trust Company is custodian.

Service charges on deposit accounts were down $97,000 or 4.3% for the first quarter of 2017 compared to the same period in 2016. Net overdraft fees, the largest component of service charges on deposit accounts, were down 5.4% for the three months ended March 31, 2017 compared to the same period in 2016.  The decline in fees was primarily attributable to customer behaviors.

Card services income for the three months ended March 31, 2017 was up $68,000 or 3.5% compared to the same period in 2016.
The primary components of card services income are fees related to interchange income and transaction fees for debit card transactions, credit card transactions and ATM usage. Increased revenue was largely driven by increased transaction volumes.

Other income of $2.2 million in the first quarter of 2017 was up 26.2% compared to the same period in 2016. The significant components of other income are other service charges, increases in cash surrender value of corporate owned life insurance ("COLI"), gains on sales of residential mortgage loans, and income from miscellaneous equity investments. The increase in the first quarter of 2017 over the same quarter of 2016 was mainly a result of gains on sales of OREO of $172,000 and gains on the sales of certain customer relationships in the insurance segment of $158,000. There were no such gains recognized in the first quarter of 2016.

Noninterest Expense
Noninterest expense was $41.4 million for the first quarter of 2017, up $1.9 million or 4.7% compared to the same period in 2016.

Expenses associated with compensation and benefits are the largest component of noninterest expense, representing 61.1% of total noninterest expense for the three months ended March 31, 2017. Salaries and wages expense for the three months ended March 31, 2017 increased by $524,000 or 2.8% compared to the same period in 2016. The increase is mainly due to an increase in the number of employees, and normal merit and market adjustments, as well as higher stock based compensation expense. Pension and other employee related benefits were up $476,000 or 9.0% compared to the same period in 2016, mainly as a result of higher health insurance costs.

Other expense categories, not related to compensation and benefits, for the three months ended March 31, 2017, were up approximately $900,000 or 5.6% over the same period in 2016. Higher expenses associated with occupancy, marketing, technology and card services contributed to the increase, as did $262,000 associated with a planned core system conversion expected to be completed in the second quarter of 2017.

Income Tax Expense
The provision for income taxes was $7.4 million for an effective rate of 31.9% for the first quarter of 2017, compared to tax expense of $6.9 million and an effective rate of 32.6% for the same quarter in 2016. The effective rates differ from the U.S. statutory rate of 35.0% primarily due to the effect of tax-exempt income from loans, securities and life insurance assets, and the income tax effects associated with stock based compensation. The decrease in the effective rate during 2017 was primarily related to higher income tax benefits realized in connection with stock based compensation.

FINANCIAL CONDITION

Total assets were $6.3 billion at March 31, 2017, up $43.3 million or 0.7% over December 31, 2016. The growth over year-end was primarily attributable to growth in originated loans, which were up $58.5 million or 1.5%. This growth was partially offset by expected run-off in acquired loans, which were down $18.7 million or 4.8%. Total deposits increased $225.4 million or 4.9% compared to December 31, 2016. Other borrowings decreased $167.5 million or 18.9% from December 31, 2016, as a result of deposit growth outpacing loan growth in the quarter.

Securities
As of March 31, 2017, the Company’s securities portfolio was $1.57 billion or 25.0% of total assets, compared to $1.57 billion or 25.2% of total assets at year-end 2016. The following table details the composition of available-for-sale and held-to-maturity securities.

Available-for-Sale Securities
	3/31/2017		12/31/2016
(in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Obligations of U.S. Government sponsored entities	$527,190	$527,975	$527,057	$527,627
Obligations of U.S. states and political subdivisions	92,877	92,557	89,910	89,056
Mortgage-backed securities - residential, issued by
U.S. Government agencies	155,224	154,133	159,417	158,226
U.S. Government sponsored entities	659,819	649,673	662,724	651,430
Non-U.S. Government agencies or sponsored entities	106	106	116	116
U.S. corporate debt securities	2,500	2,162	2,500	2,162
Total debt securities	1,437,716	1,426,606	1,441,724	1,428,617
Equity securities	1,000	917	1,000	921
Total available-for-sale securities	$1,438,716	$1,427,523	$1,442,724	$1,429,538

Held-to-Maturity Securities
	3/31/2017		12/31/2016
(in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Obligations of U.S. Government sponsored entities	$132,001	$132,756	$132,098	$132,619
Obligations of U.S. states and political subdivisions	$9,544	$9,689	$10,021	$10,213
Total held-to-maturity debt securities	$141,545	$142,445	$142,119	$142,832

The decrease in unrealized losses, which reflects the amount that amortized cost exceeds fair value, related to the available-for-sale portfolio was due primarily to changes in market interest rates during the first three months of 2017. Management’s policy is to purchase investment grade securities that on average have relatively short duration, which helps mitigate interest rate risk and provides sources of liquidity without significant risk to capital.

Quarterly, the Company evaluates all investment securities with a fair value less than amortized cost to identify any other-than-temporary impairment as defined under generally accepted accounting principles. As a result of the other-than-temporary impairment review process, the Company does not consider any investment security held at March 31, 2017 to be other-than-temporarily impaired. Future changes in interest rates or the credit quality and credit support of the underlying issuers may reduce the market value of these and other securities. If such decline is determined to be other than temporary, the Company will record the necessary charge to earnings and/or accumulated other comprehensive income to reduce the securities to their then current fair value.

Loans and Leases
Loans and leases at March 31, 2017 and December 31, 2016 were as follows:
	3/31/2017			12/31/2016
(in thousands)	Originated	Acquired	Total Loans and Leases	Originated	Acquired	Total Loans and Leases
Commercial and industrial
Agriculture	$88,999	$0	$88,999	$118,247	$0	$118,247
Commercial and industrial other	886,370	79,356	965,726	847,055	79,317	926,372
Subtotal commercial and industrial	975,369	79,356	1,054,725	965,302	79,317	1,044,619
Commercial real estate
Construction	142,685	1,548	144,233	135,834	8,936	144,770
Agriculture	116,682	262	116,944	102,509	267	102,776
Commercial real estate other	1,440,690	233,298	1,673,988	1,431,690	241,605	1,673,295
Subtotal commercial real estate	1,700,057	235,108	1,935,165	1,670,033	250,808	1,920,841
Residential real estate
Home equity	209,740	35,291	245,031	209,277	37,737	247,014
Mortgages	969,153	24,824	993,977	947,378	25,423	972,801
Subtotal residential real estate	1,178,893	60,115	1,239,008	1,156,655	63,160	1,219,815
Consumer and other
Indirect	13,853	0	13,853	14,835	0	14,835
Consumer and other	42,764	801	43,565	44,393	826	45,219
Subtotal consumer and other	56,617	801	57,418	59,228	826	60,054
Leases	15,615	0	15,615	16,650	0	16,650
Covered loans	0	0	0	0	0	0
Total loans and leases	3,926,551	375,380	4,301,931	3,867,868	394,111	4,261,979
Less: unearned income and deferred costs and fees	(4,138)	0	(4,138)	(3,946)	0	(3,946)
Total loans and leases, net of unearned income and deferred costs and fees	$3,922,413	$375,380	$4,297,793	$3,863,922	$394,111	$4,258,033

Residential real estate loans, including home equity loans were $1.2 billion at March 31, 2017, up $19.2 million or 1.6% compared to December 31, 2016, and comprised 28.8% of total loans and leases at March 31, 2017. Growth in residential loan balances is impacted by the Company’s decision to retain these loans or sell them in the secondary market due to interest rate considerations. The Company’s Asset/Liability Committee meets regularly and establishes standards for selling and retaining residential real estate mortgage originations.

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

During the first three months of 2017 and 2016, the Company retained the vast majority of residential mortgage loans originated, selling only $40,000 and $800,000, respectively, during these two quarters, recognizing gains on these sales of $13,000 and $23,000, respectively. These residential real estate loans were sold without recourse in accordance with standard secondary market loan sale agreements. When residential mortgage loans are sold, the Company typically retains all servicing rights, which provides the Company with a source of fee income. Mortgage servicing rights, at amortized basis, totaled $0.7 million at March 31, 2017 and $0.8 million at December 31, 2016.

Commercial real estate loans and commercial and industrial loans totaled $1.9 billion and $1.1 billion, and represented 45.0% and 24.5%, respectively of total loans as of March 31, 2017. The commercial real estate portfolio was up 0.8% over year-end 2016, while commercial and industrial loans were up 1.0%. As of March 31, 2017, agriculturally-related loans totaled $205.9 million or 4.8% of total loans and leases, compared to $221.0 million or 5.2% of total loans and leases at December 31, 2016. Agriculturally-related loans include loans to dairy farms and cash and vegetable crop farms. Agriculturally-related loans are primarily made based on identified cash flows of the borrower with consideration given to underlying collateral, personal guarantees, and government related guarantees. Agriculturally-related loans are generally secured by the assets or property being financed or other business assets such as accounts receivable, livestock, equipment or commodities/crops.

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
The carrying value of acquired loans accounted for in accordance with this guidance was $20.0 million at March 31, 2017 as compared to $22.5 million at December 31, 2016. The carrying value of loans not exhibiting evidence of credit impairment at the time of the acquisition (i.e. loans outside of the scope of ASC 310-30) was $355.4 million at March 31, 2017.

The Company has adopted comprehensive lending policies, underwriting standards and loan review procedures. Management reviews these policies and procedures on a regular basis. The Company discussed its lending policies and underwriting guidelines for its various lending portfolios in Note 3 – “Loans and Leases” in the Notes to Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. There have been no significant changes in these policies and guidelines since the date of that report. Therefore, both new originations as well as those balances held at March 31, 2017, reflect these policies and guidelines. The Company’s Board of Directors approves the lending policies at least annually. The Company recognizes that exceptions to policy guidelines may occasionally occur and has established procedures for approving exceptions to these policy guidelines. Management has also implemented reporting systems to monitor loan originations, loan quality, concentrations of credit, loan delinquencies and nonperforming loans and potential problem loans.

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

(in thousands)	3/31/2017	12/31/2016	3/31/2016
Allowance for originated loans and leases
Commercial and industrial	$10,273	$9,389	$9,291
Commercial real estate	19,114	19,836	17,108
Residential real estate	5,386	5,149	4,275
Consumer and other	1,142	1,224	1,307
Total	$35,915	$35,598	$31,981

(in thousands)	3/31/2017	12/31/2016	3/31/2016
Allowance for acquired loans
Commercial and industrial	$0	$0	$433
Commercial real estate	76	97	33
Residential real estate	169	54	59
Consumer and other	6	6	24
Total	$251	$157	$549

As of March 31, 2017, the total allowance for loan and lease losses was $36.2 million, which increased by $411,000 or 1.2% over year-end 2016. The increase in the allowance compared to year-end was mainly due to growth in the originated loan portfolio, partially offset by generally improving asset quality metrics, including loan loss history, nonperforming loans and balances of loans internally classified Special Mention or Substandard over the past several years. Loans internally-classified Special Mention or Substandard were down from year end 2016 by $4.5 million or 8.4%, while nonperforming loans and leases were down 7.3% from year-end 2016. The allowance for loan and lease losses covered 180.02% of nonperforming loans and leases as of March 31, 2017, compared to 164.98% at December 31, 2016, and 156.88% at March 31, 2016. The ratio of nonperforming loans and leases to total loans and leases was 0.47% at March 31, 2017 compared to 0.51% at December 31, 2016 and 0.54% at March 31, 2016.

The Company’s allowance for originated loan and lease losses totaled $35.9 million at March 31, 2017, which represented 0.92% of total originated loans, unchanged from December 31, 2016, and down from 0.95% at March 31, 2016. The increase in the balance of the originated allowance compared to year-end was mainly due to growth in the originated loan portfolio, partially offset by generally improving asset quality metrics. Originated loans internally-classified as Special Mention, Substandard and Doubtful totaled $39.8 million at March 31, 2017, down from $40.8 million at year-end 2016 and up from $38.4 million at March 31, 2016. Nonaccrual originated loans were $13.8 million as of March 31, 2017 compared to $14.3 million at year-end 2016, and $12.7 million at March 31, 2016.

The allowance for acquired loans at March 31, 2017 was $251,000, up $94,000 compared to year-end 2016 and down $298,000 compared to March 31, 2016. As part of the determination of the fair value of acquired loans at the time of acquisition, the Company established a credit mark to provide for future credit losses in the acquired portfolio. To the extent that credit quality deteriorates subsequent to acquisition, such deterioration will result in the establishment of an allowance for the acquired portfolio. The amount of acquired loans internally-classified as Special Mention, Substandard and Doubtful totaled $10.1 million at March 31, 2017, down from $13.7 million at year-end 2016 and $18.0 million at March 31, 2016. Loan pay downs coupled with charge offs contributed to the decrease from the same quarter prior year and year-end 2016. Nonaccrual acquired loans were $3.4 million as of March 31, 2017 compared to $4.7 million at year-end 2016, and $4.1 million at March 31, 2016.

Activity in the Company’s allowance for loan and lease losses during the first three months of 2017 and 2016 is illustrated in the table below.

Analysis of the Allowance for Originated Loan and Lease Losses
(in thousands)	3/31/2017	3/31/2016
Average originated loans outstanding during period	$3,880,262	$3,335,520
Balance of originated allowance at beginning of year	$35,598	$31,312
ORIGINATED LOANS CHARGED-OFF:
Commercial and industrial	75	115
Commercial real estate	21	0
Residential real estate	374	200
Consumer and other	280	246
Total loans charged-off	$750	$561
RECOVERIES OF ORIGINATED LOANS PREVIOUSLY CHARGED-OFF:
Commercial and industrial	76	18
Commercial real estate	235	211
Residential real estate	27	17
Consumer and other	127	112
Total loans recoveries	$465	$358
Net loans charged-off (recovered)	285	203
Additions to originated allowance charged to operations	602	872
Balance of originated allowance at end of period	$35,915	$31,981
Allowance for originated loans and leases as a percentage of originated loans and leases	0.92%	0.95%
Annualized net charge-offs (recoveries) on originated loans to average total originated loans and leases during the period	0.03%	0.02%

Analysis of the Allowance for Acquired Loan Losses
(in thousands)	3/31/2017	3/31/2016
Average acquired loans outstanding during period	$383,537	$455,687
Balance of acquired allowance at beginning of year	157	692
ACQUIRED LOANS CHARGED-OFF:
Commercial and industrial	9	63
Commercial real estate	74	0
Residential real estate	0	16
Consumer and other	0	93
Total loans charged-off	$83	$172
Commercial and industrial	0	0
Commercial real estate	10	46
Residential real estate	0	0
Total loans recovered	$10	$46
Net loans charged-off	73	126
Additions to acquired allowance charged to operations	167	(17)
Balance of acquired allowance at end of period	$251	$549
Allowance for acquired loans as a percentage of acquired loans outstanding acquired loans and leases	0.07%	0.12%
Annualized net charge-offs on acquired loans as a percentage of average acquired loans and leases outstanding during the period	0.08%	0.11%
Annualized total net charge-offs as a percentage of average loans and leases outstanding during the period	0.03%	0.03%

Net loan and lease chargeoffs totaled $358,000 for the three months ended March 31, 2017, compared to $329,000 for the same period in 2016. Annualized net chargeoffs were 0.03% of average total loans and leases, unchanged compared to the same period in 2016. The most recent peer percentage is 0.11%.

The provision for loan and lease losses was $769,000 for the three months ended March 31, 2017, compared to $855,000 for the same period in 2016. The decrease in provision for loan and lease losses in 2017 compared to 2016 was mainly a result of an improvement in credit quality in the first quarter of 2017.

Analysis of Past Due and Nonperforming Loans
(in thousands)	3/31/2017	12/31/2016	3/31/2016
Loans 90 days past due and accruing	$0	$0	$57
Total loans 90 days past due and accruing	0	0	57
Nonaccrual loans
Commercial and industrial	570	738	1,141
Commercial real estate	7,319	9,076	6,723
Residential real estate	9,074	9,061	8,788
Consumer and other	179	166	164
Total nonaccrual loans	17,142	19,041	16,816
Troubled debt restructurings not included above	2,948	2,631	3,862
Total nonperforming loans and leases	20,090	21,672	20,735
Other real estate owned	2,520	908	1,865
Total nonperforming assets	$22,610	$22,580	$22,600
Allowance as a percentage of nonperforming loans and leases	180.02%	164.98%	156.88%
Total nonperforming loans and leases as percentage of total loans and leases	0.47%	0.51%	0.54%
Total nonperforming assets as percentage of total assets	0.36%	0.36%	0.39%

1 The March 31, 2017, December 31, 2016, and March 31, 2016 columns in the above table exclude $2.7 million, $2.6 million, and $1.9 million, respectively, of acquired loans that are 90 days past due and accruing interest.  These loans were originally recorded at fair value on the acquisition date of August 1, 2012.  These loans are considered to be accruing as we can reasonably estimate future cash flows on these acquired loans and we expect to fully collect the carrying value of these loans.  Therefore, we are accreting the difference between the carrying value of these loans and their expected cash flows into interest income.

Nonperforming assets include nonaccrual loans, troubled debt restructurings (“TDR”), and foreclosed real estate/other real estate owned. Nonperforming assets represented 0.36% of total assets at March 31, 2017, unchanged from December 31, 2016, and down from 0.39% at March 31, 2016. The Company’s ratio of nonperforming assets to total assets continues to compare favorably to our peer group’s most recent ratio of 0.74% at December 31, 2016. Total nonperforming assets of $22.6 million at March 31, 2017 were flat compared to December 31, 2016, and March 31, 2016. During the first quarter of 2017, a larger commercial real estate loan moved from nonaccrual loans into other real estate owned, thus resulting in a decrease in nonperforming loans and leases while nonperforming assets remained largely unchanged compared to year end 2016.

Total nonperforming loans and leases of $20.1 million were down $1.6 million or 7.3% from year end 2016, and down $645,000 or 3.1% from March 31, 2016. A breakdown of nonperforming loans by portfolio segment is shown above. The decrease in nonaccrual commercial real estate loans is mainly due to the movement of the larger commercial real estate loan moving from nonaccrual status to other real estate owned loan as discussed above.

Loans are considered modified in a TDR when, due to a borrower’s financial difficulties, the Company makes a concession(s) to the borrower that it would not otherwise consider and the borrower could not obtain elsewhere. These modifications may include, among others, an extension of the term of the loan, and granting a period when interest-only payments can be made, with the principal payments made over the remaining term of the loan or at maturity. TDRs are included in the above table within the following categories: “loans 90 days past due and accruing”, “nonaccrual loans”, or “troubled debt restructurings not included above”. Loans in the latter category include loans that meet the definition of a TDR but are performing in accordance with the modified terms and therefore classified as accruing loans. At March 31, 2017 the Company had $10.5 million in TDRs, and of that total $7.5 million were reported as nonaccrual and $2.9 million were considered performing and included in the table above.

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

The Company’s recorded investment in loans and leases that are considered impaired totaled $15.7 million at March 31, 2017, compared to $18.6 million at December 31, 2016 and $16.1 million at March 31, 2016. A loan is impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impaired loans consist of our non-homogenous nonaccrual loans, and all TDRs. Specific reserves on individually identified impaired loans that are not collateral dependent are measured based on the present value of expected future cash flows discounted at the original effective interest rate of each loan. For loans that are collateral dependent, impairment is measured based on the fair value of the collateral less estimated selling costs, and such impaired amounts are generally charged off.

The average recorded investment in impaired loans and leases was $17.1 million at March 31, 2017, compared to $16.8 million at March 31, 2016. At March 31, 2017, there was a specific reserve of $465,000 on impaired loans compared to $417,000 of specific reserves at December 31, 2016. The specific reserve of $465,000 at March 31, 2017 includes specific reserves of $269,000 for the originated portfolio, and specific reserves of $196,000 for the acquired portfolio. The majority of impaired loans are collateral dependent impaired loans that have limited exposure or require limited specific reserve because of the amount of collateral support with respect to these loans and previous charge-offs. Interest payments on impaired loans are typically applied to principal unless collectability of the principal amount is reasonably assured. In these cases, interest is recognized on a cash basis.

The ratio of the allowance to nonperforming loans (loans past due 90 days and accruing, nonaccrual loans and restructured troubled debt) was 180.02% at March 31, 2017, improved from 164.98% at December 31, 2016, and 156.88% at March 31, 2016. The improvement in the ratio reflects the decrease in nonperforming loans over the year as well as an increase in the total allowance. The Company’s nonperforming loans are mostly made up of collateral dependent impaired loans with limited exposure or require limited specific reserve due to the level of collateral available with respect to these loans and/or previous charge-offs.

Management reviews the loan portfolio continuously for evidence of potential problem loans and leases. Potential problem loans and leases are loans and leases that are currently performing in accordance with contractual terms, but where known information about possible credit problems of the related borrowers causes management to have doubt as to the ability of such borrowers to comply with the present loan payment terms and may result in such loans and leases becoming nonperforming at some time in the future. Management considers loans and leases classified as Substandard, which continue to accrue interest, to be potential problem loans and leases. The Company, through its internal loan review function, identified 35 commercial relationships from the originated portfolio and 26 commercial relationships from the acquired portfolio totaling $12.5 million and $8.5 million, respectively at March 31, 2017 that were potential problem loans. At December 31, 2016, the Company had identified 27 relationships totaling $7.6 million in the originated portfolio and 18 relationships totaling $8.4 million in the acquired portfolio that were potential problem loans. Of the 35 commercial relationships in the originated portfolio at March 31, 2017 that were Substandard, there were 4 relationships that equaled or exceeded $1.0 million, which in aggregate totaled $6.7 million, the largest of which was $3.1 million. Of the 26 commercial relationships from the acquired loan portfolio at March 31, 2017 that were Substandard, there was 1 relationship that equaled or exceeded $1.0 million, which in aggregate totaled $2.0 million. The Company continues to monitor these potential problem relationships; however, management cannot predict the extent to which continued weak economic conditions or other factors may further impact borrowers. These loans remain in a performing status due to a variety of factors, including payment history, the value of collateral supporting the credits, and personal or government guarantees. These factors, when considered in the aggregate, give management reason to believe that the current risk exposure on these loans does not warrant accounting for these loans as nonperforming. However, these loans do exhibit certain risk factors, which have the potential to cause them to become nonperforming. Accordingly, management’s attention is focused on these credits, which are reviewed on at least a quarterly basis.

Capital
Total equity was $563.5 million at March 31, 2017, an increase of $14.1 million or 2.6% from December 31, 2016. The increase reflects growth in retained earnings, additional paid-in capital, and a decrease in accumulated other comprehensive losses.

Additional paid-in capital increased by $3.8 million, from $357.4 million at December 31, 2016, to $361.2 million at March 31, 2017. The increase is primarily attributable to the following: $2.3 million related to shares issued under the employee stock ownership plan, $1.1 million related to shares issued in connection with the dividend reinvestment plan, and $706,000 related to stock based compensation. Retained earnings increased by $8.9 million from $230.2 million at December 31, 2016, to $239.1 million at March 31, 2017, reflecting net income of $15.7 million less dividends paid of $6.8 million. Accumulated other comprehensive loss decreased from a net loss of $37.1 million at December 31, 2016, to a net loss of $35.7 million at March 31, 2017, reflecting a $1.2 million increase in unrealized gains on available-for-sale securities due to changes in market rates, and a $228,000 increase related to post-retirement benefit plans. In connection with the adoption of Basel III Capital Rules on January 1, 2015, the Company elected to opt-out of the requirement to include most components of other comprehensive income in regulatory capital. Accordingly, amounts reported as accumulated other comprehensive income/loss related to net unrealized gain or loss on available-for-sale securities and the funded status of the Company’s defined benefit post-retirement benefit plans do not increase or reduce regulatory capital and are not included in the calculation of risk-based capital and leverage ratios.

Cash dividends paid in the first three months of 2017 totaled approximately $6.8 million, representing 43.4% of year to date 2017 earnings. Cash dividends of $0.45 per common share paid in the first three months of 2017 were up 2.3% over cash dividends of $0.44 per common share paid in the first three months of 2016.

On July 21, 2016, the Company’s Board of Directors authorized a stock repurchase plan for the Company to repurchase up to 400,000 shares of the Company’s common stock (the "2016 Repurchase Plan"). Purchases may be made over the 24 months following adoption of the plan. The repurchase program may be suspended, modified or terminated by the Board of Directors at any time for any reason. The 2016 Repurchase Plan replaced the Company’s 400,000 share repurchase plan announced on July 25, 2014 (the “2014 Repurchase Plan”).

The Company repurchased 22,356 shares under the 2014 Repurchase Plan during the first quarter of 2016, at an average price of $52.18. As of March 31, 2017, the Company had not purchased any shares under the 2016 Repurchase Plan.

The Company and its subsidiary banks are subject to various regulatory capital requirements administered by Federal bank regulatory agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material adverse effect on the Company’s business, results of operation and financial condition. Under capital adequacy guidelines and the regulatory framework for prompt corrective action (PCA), banks must meet specific guidelines that involve quantitative measures of assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. Capital amounts and classifications of the Company and its subsidiary banks are also subject to qualitative judgments by regulators concerning components, risk weightings, and other factors. Quantitative measures established by regulation to ensure capital adequacy require the maintenance of minimum amounts and ratios of common equity Tier 1 capital, Total capital and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. Management believes that the Company and its subsidiary banks meet all capital adequacy requirements to which they are subject.

In addition to setting higher minimum capital ratios, the Basel III Capital Rules introduced a capital conservation buffer, which must be added to each of the minimum capital ratios and is designed to absorb losses during periods of economic stress. The capital conservation buffer is being phased-in over five years beginning on January 1, 2016 and ranges from 0.625% in 2016, to 1.25% in 2017, to 1.875% in 2018 and to 2.5% when fully phased-in on January 1, 2019.

The following table provides a summary of the Company’s capital ratios as of March 31, 2017.

REGULATORY CAPITAL ANALYSIS
March 31, 2017	Actual		Well Capitalized Requirement
(dollar amounts in thousands)	Amount	Ratio	Amount	Ratio
Total Capital (to risk weighted assets)	$551,907	12.41%	$444,575	10.00%
Tier 1 Capital (to risk weighted assets)	$513,910	11.56%	$355,660	8.00%
Tier 1 Common Equity (to risk weighted assets)	$497,348	11.19%	$288,974	6.50%
Tier 1 Capital (to average assets)	$513,910	8.36%	$307,418	5.00%

On March 31, 2017, the Company’s capital ratios exceeded the minimum required capital ratios plus the required conservation buffer, the minimum required capital ratios plus the fully phased-in capital conservation buffer, and the minimum required capital ratios for well capitalized institutions. The capital levels required to be considered well capitalized, presented in the above table, are based upon prompt corrective action regulations, as amended to reflect the changes under Basel III Capital Rules.

Total capital as a percent of risk weighted assets increased to 12.4% at March 31, 2017, compared with 12.2% as of December 31, 2016. Tier 1 capital as a percent of risk weighted assets increased slightly from 11.4% at the end of 2016 to 11.6% as of March 31, 2017. Tier 1 capital as a percent of average assets was 8.4% at March 31, 2017, which is unchanged from December 31, 2016. Common equity tier 1 capital was 11.2% at the end of the first quarter of 2017, up slightly from 11.0% at the end of 2016.

On January 31, 2017, the Company redeemed all of the trust preferred of Tompkins Capital Trust I for an aggregate of $20.5 million, at a redemption price equal to 100% of the liquidation amount of the securities ($1,000 per security), plus any accrued and unpaid interest up to the redemption date.

As of March 31, 2017, the capital ratios for the Company’s subsidiary banks also exceeded the minimum required capital ratios plus the required conservation buffer, the minimum required capital ratios plus the fully phased-in capital conservation buffer, and the minimum required capital ratios for well capitalized institutions.

Deposits and Other Liabilities
Total deposits of $4.9 billion at March 31, 2017 increased $225.4 million or 4.9% from December 31, 2016. The increase from year-end 2016 was comprised mainly of increases in money market, savings and interest bearing checking deposits (up $237.4 million). The growth in deposits reflects increases in municipal balances as well as both personal and business balances over year end.

The most significant source of funding for the Company is core deposits. The Company defines core deposits as total deposits less time deposits of $250,000 or more, brokered deposits and municipal money market deposits. Core deposits grew by $81.6 million or 2.2% to $3.8 billion at March 31, 2017, from $3.7 billion at year-end 2016. Core deposits represented 79.0% of total deposits at March 31, 2017, compared to 81.1% of total deposits at December 31, 2016.

Municipal money market savings and interest checking accounts totaled $614.1 million at March 31, 2017 which was an increase of 20.8% compared to year-end 2016. In general, there is a seasonal pattern to municipal deposits starting with a low point during July and August. Account balances tend to increase throughout the fall and into the winter months from tax deposits and an additional inflow at the end of March from the electronic deposit of state funds.

The Company uses both retail and wholesale repurchase agreements. Retail repurchase agreements are arrangements with local customers of the Company, in which the Company agrees to sell securities to the customer with an agreement to repurchase those securities at a specified later date. Retail repurchase agreements totaled $70.7 million at March 31, 2017, and $59.1 million at December 31, 2016. Management generally views local repurchase agreements as an alternative to large time deposits.

The Company’s other borrowings totaled $717.3 million at March 31, 2017, down $167.5 million or 18.9% from $884.8 million at December 31, 2016. Deposit growth supported asset growth and the partial paydown of borrowings. Borrowings at March 31, 2017 included $321.3 million in FHLB overnight advances, $380.0 million of FHLB term advances, and a $16.0 million advance from a bank. Borrowings at year-end 2016 included $503.8 million in overnight advances from FHLB, $365.0 million of FHLB term advances, and a $16.0 million advances from a bank. Of the $380.0 million in FHLB term advances at March 31, 2017, $190.0 million is due in over one year.

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

Core deposits, discussed above under “Deposits and Other Liabilities”, are a primary and low cost funding source obtained primarily through the Company’s branch network. In addition to core deposits, the Company uses non-core funding sources to support asset growth. These non-core funding sources include time deposits of $250,000 or more, brokered time deposits, national deposit listing services, municipal money market deposits, bank borrowings, securities sold under agreements to repurchase and overnight and term advances from the FHLB. Rates and terms are the primary determinants of the mix of these funding sources. Non-core funding sources of $1.8 billion at March 31, 2017 decreased $22.1 million or 1.2% as compared to year end 2016. The decrease in non-core funding sources reflects mainly the paydown of overnight borrowings with the FHLB as a result of strong deposit growth during the first quarter of 2017. Non-core funding sources, as a percentage of total liabilities, were 31.6% at March 31, 2017, compared to 32.2% at December 31, 2016.

Non-core funding sources may require securities to be pledged against the underlying liability. Securities carried at $1.3 billion at March 31, 2017 and $1.2 million at December 31, 2016, were either pledged or sold under agreements to repurchase. Pledged securities represented 80.2% of total securities at March 31, 2017, compared to 75.0% of total securities at December 31, 2016. The increase is attributable to the growth of deposits from municipal customers and the shift of investment balances into higher yielding loans.

Cash and cash equivalents totaled $78.5 million as of March 31, 2017 which increased from $64.0 million at December 31, 2016. Short-term investments, consisting of securities due in one year or less, increased from $25.5 million at December 31, 2016, to $30.3 million on March 31, 2017.

Cash flow from the loan and investment portfolios provides a significant source of liquidity. These assets may have stated maturities in excess of one year, but have monthly principal reductions. Total mortgage-backed securities, at fair value, were $803.9 million at March 31, 2017 compared with $810.0 million at December 31, 2016. Outstanding principal balances of residential mortgage loans, consumer loans, and leases totaled approximately $1.3 billion at March 31, 2017 compared with $1.3 billion at year end 2016. Aggregate amortization from monthly payments on these assets provides significant additional cash flow to the Company.

The Company's liquidity is enhanced by ready access to national and regional wholesale funding sources including Federal funds purchased, repurchase agreements, brokered certificates of deposit, and FHLB advances. Through its subsidiary banks, the Company has borrowing relationships with the FHLB and correspondent banks, which provide secured and unsecured borrowing capacity. At March 31, 2017, the unused borrowing capacity on established lines with the FHLB was $1.2 billion.

As members of the FHLB, the Company’s subsidiary banks can use certain unencumbered mortgage-related assets and securities to secure additional borrowings from the FHLB. At March 31, 2017, total unencumbered residential mortgage loans and securities were $479.3 million. Additional assets may also qualify as collateral for FHLB advances upon approval of the FHLB.

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

The Company’s Board of Directors has set a policy that interest rate risk exposure will remain within a range whereby net interest income will not decline by more than 10% in one year as a result of a 100 basis point parallel change in rates. Based upon the simulation analysis performed as of February 28, 2017, a 200 basis point parallel upward change in interest rates over a one-year time frame would result in a one-year decrease in net interest income from the base case of approximately 1.5%, while a 100 basis point parallel decline in interest rates over a one-year period would result in an decrease in one-year net interest income from the base case of 1.5%. The simulation assumes no balance sheet growth and no management action to address balance sheet mismatches.

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

In addition to the simulation analysis, management uses an interest rate gap measure. The table below is a Condensed Static Gap Report, which illustrates the anticipated repricing intervals of assets and liabilities as of March 31, 2017. The Company’s one-year net interest rate gap was a negative $572.0 million or 9.11% of total assets at March 31, 2017, compared with a negative $520.7 million or 8.35% of total assets at December 31, 2016. A negative gap position exists when the amount of interest-bearing liabilities maturing or repricing exceeds the amount of interest-earning assets maturing or repricing within a particular time period. This analysis suggests that the Company’s net interest income is moderately more vulnerable to an increasing rate environment than it is to a prolonged declining interest rate environment. An interest rate gap measure could be significantly affected by external factors such as a rise or decline in interest rates, loan or securities prepayments, and deposit withdrawals.

Condensed Static Gap – March 31, 2017			Repricing Interval
(in thousands)	Total	0-3 months	3-6 months	6-12 months	Cumulative 12 months

Interest-earning assets[1]	$5,915,026	$1,160,445	$272,917	$456,153	$1,889,515
Interest-bearing liabilities	4,435,911	1,975,798	196,481	289,250	2,461,529
Net gap position		(815,353)	76,436	166,903	(572,014)
Net gap position as a percentage of total assets		(12.98)%	1.22%	2.66%	(9.11)%

1 Balances of available securities are shown at amortized cost

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2017. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this Report on Form 10-Q, the Company’s disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2017, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

There have been no material changes in the risk factors previously disclosed under Item 1A. of the Company’s Annual Report on Form 10-K, as amended, for the fiscal year ended December 31, 2016.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

	Total Number of Shares Purchased (a)	Average Price Paid Per Share (b)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (c)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (d)

January 1, 2017 through January 31, 2017	1,200	$94.58	0	400,000

February 1, 2017 through February 28, 2017	1,010	88.39	0	400,000

March 1, 2017 through March 31, 2017	0	0	0	400,000

Total	2,210	$91.75	0	400,000

Included in the table above are 1,200 shares purchased on the open market in January 2017, at an average cost of $94.58, and 404 shares purchased on the open market in February 2017, at an average cost of $88.09, by the trustee of the rabbi trust established by the Company under the Company’s Stock Retainer Plan For Eligible Directors of Tompkins Financial Corporation and Participating Subsidiaries, which were part of the director deferred compensation under that plan. In addition, the table includes 606 shares delivered to the Company by employees in February 2017 at an average cost of $88.60 in order to cover stock option exercise prices.

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

Date:	May 10, 2017

TOMPKINS FINANCIAL CORPORATION

By:	/S/ Stephen S. Romaine
Stephen S. Romaine
President and Chief Executive Officer
(Principal Executive Officer)

By:	/S/ Francis M. Fetsko
Francis M. Fetsko
Executive Vice President, Chief Financial Officer, and Chief Operating Officer
(Principal Financial Officer)
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description	Pages

10.1*
Amendment No. 1 to the 2009 Equity Plan, incorporated herein by reference to Appendix A to the Company's Proxy Statement for the 2016 Annual Meeting of Shareholders, filed with the Commission on April 1, 2016.

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

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, formatted in XBRL (eXtensible Business Reporting Language):  (i) Condensed Consolidated Statements of Condition as of March 31, 2017 and December 31, 2016; (ii) Condensed Consolidated Statements of Income for the three months ended March 31, 2017 and 2016; (iii) Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2017 and 2016; (iv) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2017 and 2016; (v) Condensed Consolidated Statements of Changes in Shareholders’ Equity for the three months ended March 31, 2017 and 2016; and (vi) Notes to Unaudited Condensed Consolidated Financial Statements.

*Indicates a management contract or compensatory plan or arrangement