Form 10-Q
period 2017-06-30
TOMPKINS FINANCIAL CORP
filed 2017-08-09
CIK 1005817

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐ No ☒.

Indicate the number of shares of the Registrant’s Common Stock outstanding as of the latest practicable date:

Class	Outstanding as of July 24, 2017
Common Stock, $0.10 par value	15,190,881 shares

TOMPKINS FINANCIAL CORPORATION

FORM 10-Q

TOMPKINS FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CONDITION

(In thousands, except share and per share data)	As of	As of
ASSETS	6/30/2017	12/31/2016
	(unaudited)	(audited)
Cash and noninterest bearing balances due from banks	$76,079	$62,074
Interest bearing balances due from banks	2,096	1,880
Cash and Cash Equivalents	78,175	63,954

Available-for-sale securities, at fair value (amortized cost of $1,433,013 at June 30, 2017 and $1,442,724 at December 31, 2016)	1,424,871	1,429,538
Held-to-maturity securities, at amortized cost (fair value of $141,654 at June 30, 2017 and $142,832 at December 31, 2016)	139,994	142,119
Originated loans and leases, net of unearned income and deferred costs and fees	4,070,755	3,863,922
Acquired loans and leases	347,841	394,111
Less: Allowance for loan and lease losses	37,157	35,755
Net Loans and Leases	4,381,439	4,222,278

Federal Home Loan Bank and other stock	45,714	43,133
Bank premises and equipment, net	72,884	70,016
Corporate owned life insurance	79,093	77,905
Goodwill	92,291	92,623
Other intangible assets, net	10,251	11,349
Accrued interest and other assets	90,300	83,841
Total Assets	$6,415,012	$6,236,756
LIABILITIES
Deposits:
Interest bearing:
Checking, savings and money market	2,643,292	2,518,318
Time	826,933	870,788
Noninterest bearing	1,280,497	1,236,033
Total Deposits	4,750,722	4,625,139

Federal funds purchased and securities sold under agreements to repurchase	50,360	69,062
Other borrowings	952,035	884,815
Trust preferred debentures	16,605	37,681
Other liabilities	68,375	70,654
Total Liabilities	$5,838,097	$5,687,351
EQUITY
Tompkins Financial Corporation shareholders’ equity:
Common Stock - par value $.10 per share: Authorized 25,000,000 shares; Issued: 15,225,363 at June 30, 2017; and 15,171,816 at December 31, 2016	1,522	1,517
Additional paid-in capital	362,555	357,414
Retained earnings	249,179	230,182
Accumulated other comprehensive loss	(33,624)	(37,109)
Treasury stock, at cost – 117,302 shares at June 30, 2017, and 117,997 shares at December 31, 2016	(4,204)	(4,051)
Total Tompkins Financial Corporation Shareholders’ Equity	575,428	547,953

Noncontrolling interests	1,487	1,452
Total Equity	$576,915	$549,405
Total Liabilities and Equity	$6,415,012	$6,236,756

See notes to unaudited condensed consolidated financial statements.

TOMPKINS FINANCIAL CORPORATION
 CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Six Months Ended
(In thousands, except per share data) (Unaudited)	6/30/2017	6/30/2016	6/30/2017	6/30/2016
INTEREST AND DIVIDEND INCOME
Loans	$47,357	$41,834	$92,308	$82,321
Due from banks	4	1	6	3
Trading securities	0	77	0	158
Available-for-sale securities	7,647	7,284	14,969	14,815
Held-to-maturity securities	870	903	1,748	1,814
Federal Home Loan Bank and other stock	464	318	932	615
Total Interest and Dividend Income	56,342	50,417	109,963	99,726
INTEREST EXPENSE
Time certificates of deposits of $250,000 or more	466	422	907	812
Other deposits	2,482	2,264	4,829	4,473
Federal funds purchased and securities sold under agreements to repurchase	43	644	151	1,310
Trust preferred debentures	256	594	623	1,183
Other borrowings	2,794	1,586	5,118	3,003
Total Interest Expense	6,041	5,510	11,628	10,781
Net Interest Income	50,301	44,907	98,335	88,945
Less: Provision for loan and lease losses	976	978	1,745	1,833
Net Interest Income After Provision for Loan and Lease Losses	49,325	43,929	96,590	87,112
NONINTEREST INCOME
Insurance commissions and fees	7,092	7,517	14,210	15,079
Investment services income	3,891	3,834	7,682	7,620
Service charges on deposit accounts	2,045	2,092	4,212	4,356
Card services income	2,676	2,002	4,685	3,943
Mark-to-market loss on trading securities	0	(60)	0	(106)
Mark-to-market gain on liabilities held at fair value	0	92	0	149
Other income	1,746	1,367	3,901	3,074
Gain on sale of available-for-sale securities	0	240	0	472
Total Noninterest Income	17,450	17,084	34,690	34,587
NONINTEREST EXPENSES
Salaries and wages	20,424	19,333	39,937	38,322
Pension and other employee benefits	5,092	4,934	10,851	10,217
Net occupancy expense of premises	3,390	2,999	6,901	6,147
Furniture and fixture expense	1,637	1,577	3,234	3,266
FDIC insurance	617	783	1,155	1,605
Amortization of intangible assets	485	521	978	1,048
Other operating expense	9,923	9,241	19,880	18,289
Total Noninterest Expenses	41,568	39,388	82,936	78,894
Income Before Income Tax Expense	25,207	21,625	48,344	42,805
Income Tax Expense	8,248	6,760	15,637	13,656
Net Income attributable to Noncontrolling Interests and Tompkins Financial Corporation	16,959	14,865	32,707	29,149
Less: Net income attributable to noncontrolling interests	33	32	65	65
Net Income Attributable to Tompkins Financial Corporation	$16,926	$14,833	$32,642	$29,084
Basic Earnings Per Share	$1.11	$0.99	$2.15	$1.94
Diluted Earnings Per Share	$1.11	$0.98	$2.13	$1.92

See notes to unaudited condensed consolidated financial statements.

TOMPKINS FINANCIAL CORPORATION
 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended
(In thousands) (Unaudited)	6/30/2017	6/30/2016
Net income attributable to noncontrolling interests and Tompkins Financial Corporation	$16,959	$14,865
Other comprehensive income, net of tax:

Available-for-sale securities:
Change in net unrealized gain/loss during the period	1,831	5,018
Reclassification adjustment for net realized gain on sale of available-for-sale securities included in net income	0	(144)

Employee benefit plans:
Amortization of net retirement plan actuarial gain	238	195
Amortization of net retirement plan prior service (credit) cost	(9)	5

Other comprehensive income	2,060	5,074

Subtotal comprehensive income attributable to noncontrolling interests and Tompkins Financial Corporation	19,019	19,939
Less: Net income attributable to noncontrolling interests	(33)	(32)
Total comprehensive income attributable to Tompkins Financial Corporation	$18,986	$19,907

See notes to unaudited condensed consolidated financial statements.

 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Six Months Ended
(In thousands) (Unaudited)	6/30/2017	6/30/2016
Net income attributable to noncontrolling interests and Tompkins Financial Corporation	$32,707	$29,149
Other comprehensive income, net of tax:

Available-for-sale securities:
Change in net unrealized gain during the period	3,028	17,593
Reclassification adjustment for net realized gain on sale of available-for-sale securities included in net income	0	(283)

Employee benefit plans:
Amortization of net retirement plan actuarial gain	452	401
Amortization of net retirement plan prior service cost	5	23

Other comprehensive income	3,485	17,734

Subtotal comprehensive income attributable to noncontrolling interests and Tompkins Financial Corporation	36,192	46,883
Less: Net income attributable to noncontrolling interests	(65)	(65)
Total comprehensive income attributable to Tompkins Financial Corporation	$36,127	$46,818

See notes to unaudited condensed consolidated financial statements.

TOMPKINS FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
(In thousands) (Unaudited)	6/30/2017	6/30/2016
OPERATING ACTIVITIES
Net income attributable to Tompkins Financial Corporation	$32,642	$29,084
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	1,745	1,833
Depreciation and amortization of premises, equipment, and software	3,641	3,356
Amortization of intangible assets	978	1,048
Earnings from corporate owned life insurance	(1,188)	(1,127)
Net amortization on securities	5,233	5,301
Amortization/accretion related to purchase accounting	(1,606)	(1,345)
Mark-to-market loss on trading securities	0	106
Mark-to-market gain on liabilities held at fair value	0	(149)
Net gain on securities transactions	0	(472)
Net gain on sale of loans originated for sale	(23)	(35)
Proceeds from sale of loans originated for sale	478	1,493
Loans originated for sale	(455)	(912)
Net (gain) loss on sale of bank premises and equipment	(22)	20
Net excess tax benefit from stock based compensation	299	333
Stock-based compensation expense	1,405	1,115
(Increase) decrease in accrued interest receivable	(985)	81
Decrease in accrued interest payable	(35)	(173)
Proceeds from maturities and payments of trading securities	0	536
Other, net	(989)	(440)
Net Cash Provided by Operating Activities	41,118	39,653
INVESTING ACTIVITIES
Proceeds from maturities, calls and principal paydowns of available-for-sale securities	77,092	117,580
Proceeds from sales of available-for-sale securities	0	59,195
Proceeds from maturities, calls and principal paydowns of held-to-maturity securities	3,695	5,141
Purchases of available-for-sale securities	(72,419)	(179,260)
Purchases of held-to-maturity securities	(1,765)	(4,240)
Net increase in loans	(159,747)	(206,383)
Net increase in Federal Home Loan Bank stock	(2,581)	(6,492)
Proceeds from sale of bank premises and equipment	35	53
Purchases of bank premises, equipment and software	(15,135)	(4,485)
Net cash used in acquisition	0	(218)
Other, net	487	0
Net Cash Used in Investing Activities	(170,338)	(219,109)
FINANCING ACTIVITIES
Net increase in demand, money market, and savings deposits	169,438	46,228
Net (decrease) increase in time deposits	(43,297)	28,830
Net decrease in Federal funds purchased and securities sold under agreements to repurchase	(18,702)	(39,491)
Increase in other borrowings	398,750	400,301
Repayment of other borrowings	(331,530)	(236,411)
Redemption of trust preferred debentures	(21,161)	0
Cash dividends	(13,645)	(13,206)
Repurchase of common stock	0	(1,166)
Shares issued for dividend reinvestment plan	2,047	1,003
Shares issued for employee stock ownership plan	2,296	1,938
Net shares issued related to restricted stock awards	(435)	(286)
Net proceeds from exercise of stock options	(320)	(156)
Net Cash Provided by Financing Activities	143,441	187,584
Net Increase in Cash and Cash Equivalents	14,221	8,128
Cash and cash equivalents at beginning of period	63,954	58,257
Total Cash & Cash Equivalents at End of Period	$78,175	$66,385

See notes to unaudited condensed consolidated financial statements.

TOMPKINS FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
(In thousands) (Unaudited)	6/30/2017	6/30/2016
Supplemental Information:
Cash paid during the year for - Interest	$12,222	$11,527
Cash paid during the year for - Taxes	13,801	12,315
Transfer of loans to other real estate owned	2,693	448

See notes to unaudited condensed consolidated financial statements.

TOMPKINS FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

(In thousands except share and per share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Non- controlling Interests	Total
Balances at January 1, 2016	$1,502	$350,823	$197,445	$(31,001)	$(3,755)	$1,452	$516,466
Net income attributable to noncontrolling interests and Tompkins Financial Corporation			29,084			65	29,149
Other comprehensive income				17,734			17,734
Total Comprehensive Income							46,883
Cash dividends ($0.88 per share)			(13,206)				(13,206)
Net exercise of stock options (12,168 shares)	1	(21)					(20)
Stock-based compensation expense		1,115					1,115
Common stock repurchased and returned to unissued status (22,356 shares)	(2)	(1,164)					(1,166)
Shares issued for employee stock ownership plan (31,435 shares)	3	1,935					1,938
Directors deferred compensation plan ((2,016) shares)		19			(19)		0
Common stock issued for purchase acquisition (32,553 shares)	3	1,705					1,708
Restricted stock activity ((13,631) shares)	(1)	(285)					(286)
Shares issued for dividend reinvestment plan (15,516 shares)	1	1,002					1,003
Balances at June 30, 2016	$1,507	$355,129	$213,323	$(13,267)	$(3,774)	$1,517	$554,435

Balances at January 1, 2017	$1,517	$357,414	$230,182	$(37,109)	$(4,051)	$1,452	$549,405
Net income attributable to noncontrolling interests and Tompkins Financial Corporation			32,642			65	32,707
Other comprehensive income				3,485			3,485
Total Comprehensive Income							36,192
Cash dividends ($0.90 per share)			(13,645)				(13,645)
Net exercise of stock options (10,035 shares)	1	(321)					(320)
Shares issued for dividend reinvestment plan (24,075 shares)	2	2,045					2,047
Stock-based compensation expense		1,405					1,405
Shares issued for employee stock ownership plan (27,412 shares)	3	2,293					2,296
Directors deferred compensation plan ((695) shares)		153			(153)		0
Restricted stock activity ((7,975) shares)	(1)	(434)					(435)
Partial repurchase of noncontrolling interest						(30)	(30)
Balances at June 30, 2017	$1,522	$362,555	$249,179	$(33,624)	$(4,204)	$1,487	$576,915

See notes to unaudited condensed consolidated financial statements

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Business

Tompkins Financial Corporation (“Tompkins” or the “Company”) is headquartered in Ithaca, New York and is registered as a Financial Holding Company with the Federal Reserve Board under the Bank Holding Company Act of 1956, as amended. The Company is a locally oriented, community-based financial services organization that offers a full array of products and services, including commercial and consumer banking, leasing, trust and investment management, financial planning and wealth management, and insurance services. At June 30, 2017, the Company’s subsidiaries included: four wholly-owned banking subsidiaries, Tompkins Trust Company (the “Trust Company”), The Bank of Castile (DBA Tompkins Bank of Castile), Mahopac Bank (formerly known as Mahopac National Bank, DBA Tompkins Mahopac Bank), VIST Bank (DBA Tompkins VIST Bank); and a wholly-owned insurance agency subsidiary, Tompkins Insurance Agencies, Inc. (“Tompkins Insurance”). The trust division of the Trust Company provides a full array of investment services, including investment management, trust and estate, financial and tax planning as well as life, disability and long-term care insurance services. The Company’s principal offices are located at The Commons, Ithaca, New York, 14851, and its telephone number is (888) 503-5753. The Company’s common stock is traded on the NYSE MKT LLC under the Symbol “TMP.”

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

ASU 2016-02,“Leases (Topic 842).” ASU 2016-02 will, among other things, require lessees to recognize a lease liability, which is a lessee‘s obligation to make lease payments arising from a lease, measured on a discounted basis; and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. ASU 2016-02 does not significantly change lease accounting requirements applicable to lessors; however, certain changes were made to align, where necessary, lessor accounting with the lessee accounting model and ASC Topic 606, “Revenue from Contracts with Customers.” ASU 2016-2 will be effective for Tompkins on January 1, 2019 and will require transition using a modified retrospective approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The Company occupies certain banking offices and uses certain equipment under noncancelable operating lease agreements, which currently are not reflected in its consolidated statement of condition. Upon adoption of the guidance, the Company expects to report increased assets and increased liabilities as a result of recognizing right-of-use assets and lease liabilities on its consolidated statement of condition. Tompkins is currently evaluating the extent of the impact that the adoption of this ASU will have on our consolidated financial statements.

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

ASU 2016-08, “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net).” ASU 2016-08 was issued to clarify certain principal versus agent considerations within the implementation guidance of ASC Topic 606, “Revenue from Contracts with Customers.” The effective date and transition of ASU 2016-08 is the same as the effective date and transition of ASU 2014-09, "Revenue from Contracts with Customers (Topic 606)," as discussed above. Tompkins is currently evaluating the potential impact of ASU 2016-08 on our consolidated financial statements.

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

ASU 2017-07, “Compensation-Retirement Benefits (Topic 715 - Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost.”), which requires that the service cost component of the Company's net periodic pension cost and net periodic postretirement benefit cost be included in the same line item as other compensation costs arising from services rendered by employees, with the other components of net periodic benefit cost being classified outside of a subtotal of income from operations. Of the components of net periodic benefit cost, only the service cost component will be eligible for asset capitalization. ASU 2017-07 is effective for the Company beginning January 1, 2018 and is required to be applied retrospectively for the presentation of the service cost component and the other components of net periodic pension cost and net periodic postretirement benefit cost in the income statement. Tompkins is currently evaluating the potential impact of ASU 2017-07 on our consolidated financial statements.

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

ASU 2017-09, “Compensation-Stock Compensation (Topic 718)- Scope of Modification Accounting.” ASU 2017-09 clarifies when changes to the terms or conditions of a share-based payment award must be accounted for as modifications. Under ASU 2017-09, an entity will not apply modification accounting to a share-based payment award if all of the following are the same immediately before and after the change: (i) the award's fair value, (ii) the award's vesting conditions and (iii) the award's classification as an equity or liability instrument. ASU 2017-09 will be effective for us on January 1, 2018 and is not expected to have a significant impact on our consolidated financial statements.

4. Securities

Available-for-Sales Securities
The following table summarizes available-for-sale securities held by the Company at June 30, 2017:

	Available-for-Sale Securities
June 30, 2017	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(in thousands)
Obligations of U.S. Government sponsored entities	$526,734	$2,906	$1,260	$528,380
Obligations of U.S. states and political subdivisions	92,151	593	299	92,445
Mortgage-backed securities – residential, issued by
U.S. Government agencies	149,281	1,025	1,824	148,482
U.S. Government sponsored entities	661,251	1,613	10,477	652,387
Non-U.S. Government agencies or sponsored entities	96	0	0	96
U.S. corporate debt securities	2,500	0	338	2,162
Total debt securities	1,432,013	6,137	14,198	1,423,952
Equity securities	1,000	0	81	919
Total available-for-sale securities	$1,433,013	$6,137	$14,279	$1,424,871

 The following table summarizes available-for-sale securities held by the Company at December 31, 2016:

	Available-for-Sale Securities
December 31, 2016	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(in thousands)
Obligations of U.S. Government sponsored entities	$527,057	$2,873	$2,303	$527,627
Obligations of U.S. states and political subdivisions	89,910	286	1,140	89,056
Mortgage-backed securities – residential, issued by
U.S. Government agencies	159,417	1,081	2,272	158,226
U.S. Government sponsored entities	662,724	1,993	13,287	651,430
Non-U.S. Government agencies or sponsored entities	116	0	0	116
U.S. corporate debt securities	2,500	0	338	2,162
Total debt securities	1,441,724	6,233	19,340	1,428,617
Equity securities	1,000	0	79	921
Total available-for-sale securities	$1,442,724	$6,233	$19,419	$1,429,538

Held-to-Maturity Securities
The following table summarizes held-to-maturity securities held by the Company at June 30, 2017:

	Held-to-Maturity Securities
June 30, 2017	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(in thousands)
Obligations of U.S. Government sponsored entities	$131,903	$1,617	$102	$133,418
Obligations of U.S. states and political subdivisions	8,091	151	6	8,236
Total held-to-maturity debt securities	$139,994	$1,768	$108	$141,654

The following table summarizes held-to-maturity securities held by the Company at December 31, 2016:

	Held-to-Maturity Securities
December 31, 2016	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(in thousands)
Obligations of U.S. Government sponsored entities	$132,098	$804	$283	$132,619
Obligations of U.S. states and political subdivisions	10,021	195	3	10,213
Total held-to-maturity debt securities	$142,119	$999	$286	$142,832

The Company may from time to time sell investment securities from its available-for-sale portfolio. Realized gains on available-for-sale securities were $0 for the three and six months ended June 30, 2017 and $239,000 and $472,000 for the same periods during 2016. Realized losses on available-for-sale securities were $0 for the three and six months ended June 30, 2017 and $0 for the same periods during 2016. The sales of available-for-sale investment securities were the result of general investment portfolio and interest rate risk management.

The following table summarizes available-for-sale securities that had unrealized losses at June 30, 2017:

	Less than 12 Months		12 Months or Longer		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of U.S. Government sponsored entities	$136,587	$1,255	$245	$5	$136,832	$1,260
Obligations of U.S. states and political subdivisions	33,531	299	0	0	33,531	299

Mortgage-backed securities – residential, issued by
U.S. Government agencies	89,033	1,024	30,703	800	119,736	1,824
U.S. Government sponsored entities	464,443	6,214	127,008	4,263	591,451	10,477
U.S. corporate debt securities	0	0	2,163	338	2,163	338
Equity securities	0	0	919	81	919	81
Total available-for-sale securities	$723,594	$8,792	$161,038	$5,487	$884,632	$14,279

The following table summarizes available-for-sale securities that had unrealized losses at December 31, 2016:

	Less than 12 Months		12 Months or Longer		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of U.S. Government sponsored entities	$208,940	$2,303	$0	$0	$208,940	$2,303
Obligations of U.S. states and political subdivisions	58,852	1,139	751	1	59,603	1,140

Mortgage-backed securities – residential, issued by
U.S. Government agencies	98,307	1,570	22,376	702	120,683	2,272
U.S. Government sponsored entities	463,009	8,933	123,915	4,354	586,924	13,287
U.S. corporate debt securities	0	0	2,162	338	2,162	338
Equity securities	0	0	921	79	921	79
Total available-for-sale securities	$829,108	$13,945	$150,125	$5,474	$979,233	$19,419

The following table summarizes held-to-maturity securities that had unrealized losses at June 30, 2017.

	Less than 12 Months		12 Months or Longer		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of U.S. Government sponsored entities	$10,006	$102	$0	$0	$10,006	$102

Obligations of U.S. states and political subdivisions	3,623	6	0	0	3,623	6
Total held-to-maturity securities	$13,629	$108	$0	$0	$13,629	$108

The following table summarizes held-to-maturity securities that had unrealized losses at December 31, 2016.

	Less than 12 Months		12 Months or Longer		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of U.S. Government sponsored entities	$40,802	$283	$0	$0	$40,802	$283

Obligations of U.S. states and political subdivisions	2,567	3	0	0	2,567	3
Total held-to-maturity securities	$43,369	$286	$0	$0	$43,369	$286

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

The Company does not intend to sell other-than-temporarily impaired investment securities that are in an unrealized loss position until recovery of unrealized losses (which may be until maturity), and it is not more-likely-than not that the Company will be required to sell the investment securities, before recovery of their amortized cost basis, which may be at maturity. Accordingly, as of June 30, 2017, and December 31, 2016, management has determined that the unrealized losses detailed in the tables above are not other-than-temporary.

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

As a result of the other-than-temporarily impairment review process, the Company does not consider any investment security held at June 30, 2017 to be other-than-temporarily impaired.

The amortized cost and estimated fair value of debt securities by contractual maturity are shown in the following table. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Mortgage-backed securities are shown separately since they are not due at a single maturity date.

June 30, 2017
(in thousands)	Amortized Cost	Fair Value
Available-for-sale securities:
Due in one year or less	$38,168	$38,336
Due after one year through five years	403,122	405,059
Due after five years through ten years	162,335	162,211
Due after ten years	17,760	17,381
Total	621,385	622,987
Mortgage-backed securities	810,628	800,965
Total available-for-sale debt securities	$1,432,013	$1,423,952

December 31, 2016
(in thousands)	Amortized Cost	Fair Value
Available-for-sale securities:
Due in one year or less	$17,878	$18,034
Due after one year through five years	376,777	378,631
Due after five years through ten years	210,985	208,999
Due after ten years	13,827	13,181
Total	619,467	618,845
Mortgage-backed securities	822,257	809,772
Total available-for-sale debt securities	$1,441,724	$1,428,617

June 30, 2017
(in thousands)	Amortized Cost	Fair Value
Held-to-maturity securities:
Due in one year or less	$6,351	$6,363
Due after one year through five years	31,832	32,368
Due after five years through ten years	101,811	102,923
Total held-to-maturity debt securities	$139,994	$141,654

December 31, 2016
(in thousands)	Amortized Cost	Fair Value
Held-to-maturity securities:
Due in one year or less	$7,452	$7,469
Due after one year through five years	27,480	27,866
Due after five years through ten years	107,187	107,497
Due after ten years	0	0
Total held-to-maturity debt securities	$142,119	$142,832

The Company also holds non-marketable Federal Home Loan Bank New York (“FHLBNY”) stock, non-marketable Federal Home Loan Bank Pittsburgh (“FHLBPITT”) stock and non-marketable Atlantic Community Bankers Bank stock ("ACBB"), all of which are required to be held for regulatory purposes and for borrowing availability. The required investment in FHLB stock is tied to the Company’s borrowing levels with the FHLB. Holdings of FHLBNY stock, FHLBPITT stock, and ACBB stock totaled $31.2 million, $14.4 million and $95,000 at June 30, 2017, respectively. These securities are carried at par, which is also cost. The FHLBNY and FHLBPITT continue to pay dividends and repurchase stock. Quarterly, we evaluate our investment in the FHLB for impairment. We evaluate recent and long-term operating performance, liquidity, funding and capital positions, stock repurchase history, dividend history and impact of legislative and regulatory changes. Based on our most recent evaluation, as of June 30, 2017, we have determined that no impairment write-downs are currently required.

5. Loans and Leases
Loans and Leases at June 30, 2017 and December 31, 2016 were as follows:

	6/30/2017			12/31/2016
(in thousands)	Originated	Acquired	Total Loans and Leases	Originated	Acquired	Total Loans and Leases
Commercial and industrial
Agriculture	$89,017	$0	$89,017	$118,247	$0	$118,247
Commercial and industrial other	977,891	61,134	1,039,025	847,055	79,317	926,372
Subtotal commercial and industrial	1,066,908	61,134	1,128,042	965,302	79,317	1,044,619
Commercial real estate
Construction	95,634	1,526	97,160	135,834	8,936	144,770
Agriculture	120,643	257	120,900	102,509	267	102,776
Commercial real estate other	1,503,385	226,772	1,730,157	1,431,690	241,605	1,673,295
Subtotal commercial real estate	1,719,662	228,555	1,948,217	1,670,033	250,808	1,920,841
Residential real estate
Home equity	211,179	33,530	244,709	209,277	37,737	247,014
Mortgages	1,001,630	23,726	1,025,356	947,378	25,423	972,801
Subtotal residential real estate	1,212,809	57,256	1,270,065	1,156,655	63,160	1,219,815
Consumer and other
Indirect	13,088	0	13,088	14,835	0	14,835
Consumer and other	46,274	896	47,170	44,393	826	45,219
Subtotal consumer and other	59,362	896	60,258	59,228	826	60,054
Leases	15,931	0	15,931	16,650	0	16,650
Total loans and leases	4,074,672	347,841	4,422,513	3,867,868	394,111	4,261,979
Less: unearned income and deferred costs and fees	(3,917)	0	(3,917)	(3,946)	0	(3,946)
Total loans and leases, net of unearned income and deferred costs and fees	$4,070,755	$347,841	$4,418,596	$3,863,922	$394,111	$4,258,033

The outstanding principal balance and the related carrying amount of the Company’s loans acquired in the VIST Bank acquisition are as follows at June 30, 2017 and December 31, 2016:

(in thousands)	6/30/2017	12/31/2016
Acquired Credit Impaired Loans
Outstanding principal balance	$21,525	$26,237
Carrying amount	16,597	22,517

Acquired Non-Credit Impaired Loans
Outstanding principal balance	333,608	375,471
Carrying amount	331,244	371,594

Total Acquired Loans
Outstanding principal balance	355,133	401,708
Carrying amount	347,841	394,111

The Company has adopted comprehensive lending policies, underwriting standards and loan review procedures. Management reviews these policies and procedures on a regular basis. The Company discussed its lending policies and underwriting guidelines for its various lending portfolios in Note 3 – “Loans and Leases” in the Notes to Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. There have been no significant changes in these policies and guidelines since the date of that report. As such, these policies are reflective of new originations as well as those balances held at June 30, 2017. The Company’s Board of Directors approves the lending policies at least annually. The Company recognizes that exceptions to policy guidelines may occasionally occur and has established procedures for approving exceptions to these policy guidelines. Management has also implemented reporting systems to monitor loan origination, loan quality, concentrations of credit, loan delinquencies and nonperforming loans and potential problem loans.

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

The below table is an age analysis of past due loans, segregated by originated and acquired loan and lease portfolios, and by class of loans, as of June 30, 2017 and December 31, 2016.

June 30, 2017
(in thousands)	30-89 days	90 days or more	Current Loans	Total Loans	90 days and accruing1	Nonaccrual
Originated Loans and Leases
Commercial and industrial
Agriculture	$0	$0	$89,017	$89,017	$0	$0
Commercial and industrial other	822	646	976,423	977,891	639	1,880
Subtotal commercial and industrial	822	646	1,065,440	1,066,908	639	1,880
Commercial real estate
Construction	0	0	95,634	95,634	0	0
Agriculture	15	0	120,628	120,643	0	0
Commercial real estate other	1,016	2,654	1,499,715	1,503,385	0	4,716
Subtotal commercial real estate	1,031	2,654	1,715,977	1,719,662	0	4,716
Residential real estate
Home equity	235	766	210,178	211,179	0	1,263
Mortgages	3,637	1,583	996,410	1,001,630	0	6,165
Subtotal residential real estate	3,872	2,349	1,206,588	1,212,809	0	7,428
Consumer and other
Indirect	20	173	12,895	13,088	0	0
Consumer and other	443	9	45,822	46,274	0	260
Subtotal consumer and other	463	182	58,717	59,362	0	260
Leases	0	0	15,931	15,931	0	0
Total loans and leases	6,188	5,831	4,062,653	4,074,672	639	14,284
Less: unearned income and deferred costs and fees	0	0	(3,917)	(3,917)	0	0
Total originated loans and leases, net of unearned income and deferred costs and fees	$6,188	$5,831	$4,058,736	$4,070,755	$639	$14,284
Acquired Loans and Leases
Commercial and industrial
Commercial and industrial other	12	421	60,701	61,134	29	0
Subtotal commercial and industrial	12	421	60,701	61,134	29	0
Commercial real estate
Construction	0	0	1,526	1,526	0	0
Agriculture	0	0	257	257	0	0
Commercial real estate other	77	2,667	224,028	226,772	1,840	972
Subtotal commercial real estate	77	2,667	225,811	228,555	1,840	972
Residential real estate
Home equity	580	777	32,173	33,530	166	731
Mortgages	81	1,756	21,889	23,726	546	1,200
Subtotal residential real estate	661	2,533	54,062	57,256	712	1,931
Consumer and other
Consumer and other	1	0	895	896	0	0
Subtotal consumer and other	1	0	895	896	0	0
Total acquired loans and leases, net of unearned income and deferred costs and fees	$751	$5,621	$341,469	$347,841	$2,581	$2,903

December 31, 2016
(in thousands)	30-89 days	90 days or more	Current Loans	Total Loans	90 days and accruing[1]	Nonaccrual
Originated loans and leases
Commercial and industrial
Agriculture	$0	$0	$118,247	$118,247	$0	$0
Commercial and industrial other	1,312	281	845,462	847,055	0	526
Subtotal commercial and industrial	1,312	281	963,709	965,302	0	526
Commercial real estate
Construction	0	0	135,834	135,834	0	0
Agriculture	17	0	102,492	102,509	0	162
Commercial real estate other	2,546	3,071	1,426,073	1,431,690	0	5,988
Subtotal commercial real estate	2,563	3,071	1,664,399	1,670,033	0	6,150
Residential real estate
Home equity	433	1,954	206,890	209,277	0	2,016
Mortgages	1,749	3,244	942,385	947,378	0	5,442
Subtotal residential real estate	2,182	5,198	1,149,275	1,156,655	0	7,458
Consumer and other
Indirect	444	376	14,015	14,835	0	166
Consumer and other	193	8	44,192	44,393	0	0
Subtotal consumer and other	637	384	58,207	59,228	0	166
Leases	0	0	16,650	16,650	0	0
Total loans and leases	6,694	8,934	3,852,240	3,867,868	0	14,300
Less: unearned income and deferred costs and fees	0	0	(3,946)	(3,946)	0	0
Total originated loans and leases, net of unearned income and deferred costs and fees	$6,694	$8,934	$3,848,294	$3,863,922	$0	$14,300
Acquired loans and leases
Commercial and industrial
Commercial and industrial other	12	87	79,218	79,317	40	212
Subtotal commercial and industrial	12	87	79,218	79,317	40	212
Commercial real estate
Construction	0	0	8,936	8,936	0	0
Agriculture	0	0	267	267	0	0
Commercial real estate other	1,461	3,952	236,192	241,605	1,402	2,926
Subtotal commercial real estate	1,461	3,952	245,395	250,808	1,402	2,926
Residential real estate
Home equity	251	637	36,849	37,737	185	663
Mortgages	829	1,651	22,943	25,423	930	940
Subtotal residential real estate	1,080	2,288	59,792	63,160	1,115	1,603
Consumer and other
Consumer and other	0	0	826	826	0	0
Subtotal consumer and other	0	0	826	826	0	0
Covered loans	0	0	0	0	0	0
Total acquired loans and leases, net of unearned income and deferred costs and fees	$2,553	$6,327	$385,231	$394,111	$2,557	$4,741
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

Since the methodology is based upon historical experience and trends as well as management’s judgment, factors may arise that result in different estimates. Significant factors that could give rise to changes in these estimates may include, but are not limited to, changes in economic conditions in the local area, concentration of risk, changes in interest rates, and declines in local property values. While management’s evaluation of the allowance as of June 30, 2017, considers the allowance to be appropriate, under adversely different conditions or assumptions, the Company would need to increase or decrease the allowance.

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

The following tables detail activity in the allowance for loan and lease losses segregated by originated and acquired loan and lease portfolios and by portfolio segment for the three and six months ended June 30, 2017 and 2016. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

Three months ended June 30, 2017
(in thousands)	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer and Other	Finance Leases	Total
Allowance for originated loans and leases
Beginning balance	$10,273	$19,114	$5,386	$1,142	$0	$35,915

Charge-offs	(2)	0	(68)	(249)	0	(319)
Recoveries	54	218	109	137	0	518
Provision (credit)	517	(211)	334	206	0	846
Ending Balance	$10,842	$19,121	$5,761	$1,236	$0	$36,960

Three months ended June 30, 2017
(in thousands)	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer and Other	Finance Leases	Total
Allowance for acquired loans
Beginning balance	$0	$76	$169	$6	$0	$251

Charge-offs	(65)	0	(152)	(1)	0	(218)
Recoveries	0	16	12	6	0	34
Provision (credit)	115	(5)	25	(5)	0	130
Ending Balance	$50	$87	$54	$6	$0	$197

Three months ended June 30, 2016
(in thousands)	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer and Other	Finance Leases	Total
Allowance for originated loans and leases
Beginning balance	$9,291	$17,108	$4,275	$1,307	$0	$31,981

Charge-offs	(337)	(12)	0	(115)	0	(464)
Recoveries	89	210	15	159	0	473
Provision (credit)	(106)	923	196	(35)	0	978
Ending Balance	$8,937	$18,229	$4,486	$1,316	$0	$32,968

Three months ended June 30, 2016
(in thousands)	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer and Other	Covered Loans	Total
Allowance for acquired loans
Beginning balance	$433	$33	$59	$24	$0	$549

Charge-offs	(324)	(182)	0	0	0	(506)
Recoveries	0	114	0	0	0	114
Provision (credit)	(62)	100	(36)	(2)	0	0
Ending Balance	$47	$65	$23	$22	$0	$157

Six months ended June 30, 2017
(in thousands)	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer and Other	Finance Leases	Total
Allowance for originated loans and leases
Beginning balance	$9,389	$19,836	$5,149	$1,224	$0	$35,598

Charge-offs	(77)	(21)	(441)	(530)	0	(1,069)
Recoveries	130	452	136	265	0	983
Provision (credit)	1,400	(1,146)	917	277	0	1,448
Ending Balance	$10,842	$19,121	$5,761	$1,236	$0	$36,960

Six months ended June 30, 2017
(in thousands)	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer and Other	Covered Loans	Total
Allowance for acquired loans
Beginning balance	$0	$97	$54	$6	$0	$157

Charge-offs	(74)	(73)	(152)	(1)	0	(300)
Recoveries	0	25	12	6	0	43
Provision (credit)	124	38	140	(5)	0	297
Ending Balance	$50	$87	$54	$6	$0	$197

Six months ended June 30, 2016
(in thousands)	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer and Other	Finance Leases	Total
Allowance for originated loans and leases
Beginning balance	$10,495	$15,479	$4,070	$1,268	$0	$31,312

Charge-offs	(451)	(12)	(201)	(361)	0	(1,025)
Recoveries	107	420	32	272	0	831
Provision (credit)	(1,214)	2,342	585	137	0	1,850
Ending Balance	$8,937	$18,229	$4,486	$1,316	$0	$32,968

Six months ended June 30, 2016
(in thousands)	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer and Other	Covered Loans	Total
Allowance for acquired loans
Beginning balance	$433	$61	$198	$0	$0	$692

Charge-offs	(387)	(182)	(16)	(93)	0	(678)
Recoveries	0	160	0	0	0	160
Provision (credit)	1	26	(159)	115	0	(17)
Ending Balance	$47	$65	$23	$22	$0	$157

At June 30, 2017 and December 31, 2016, the allocation of the allowance for loan and lease losses summarized on the basis of the Company’s impairment methodology was as follows:

(in thousands)	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer and Other	Finance Leases	Total
Allowance for originated loans and leases
June 30, 2017
Individually evaluated for impairment	$293	$0	$0	$0	$0	$293
Collectively evaluated for impairment	10,549	19,121	5,761	1,236	0	36,667
Ending balance	$10,842	$19,121	$5,761	$1,236	$0	$36,960

(in thousands)	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer and Other	Covered Loans	Total
Allowance for acquired loans
June 30, 2017
Individually evaluated for impairment	$50	$75	$0	$0	$0	$125
Collectively evaluated for impairment	0	12	54	6	0	72
Ending balance	$50	$87	$54	$6	$0	$197

(in thousands)	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer and Other	Finance Leases	Total
Allowance for originated loans and leases
December 31, 2016
Individually evaluated for impairment	$95	$322	$0	$0	$0	$417
Collectively evaluated for impairment	9,294	19,514	5,149	1,224	0	35,181
Ending balance	$9,389	$19,836	$5,149	$1,224	$0	$35,598

(in thousands)	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer and Other	Covered Loans	Total
Allowance for acquired loans
December 31, 2016
Individually evaluated for impairment	$0	$76	$0	$0	$0	$76
Collectively evaluated for impairment	0	21	54	6	0	81
Ending balance	$0	$97	$54	$6	$0	$157

The recorded investment in loans and leases summarized on the basis of the Company’s impairment methodology as of June 30, 2017 and December 31, 2016 was as follows:

(in thousands)	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer and Other	Finance Leases	Total
Originated loans and leases
June 30, 2017
Individually evaluated for impairment	$1,583	$6,523	$3,700	$0	$0	$11,806
Collectively evaluated for impairment	1,065,325	1,713,139	1,209,109	59,362	15,931	4,062,866
Total	$1,066,908	$1,719,662	$1,212,809	$59,362	$15,931	$4,074,672

(in thousands)	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer and Other	Covered Loans	Total
Acquired loans
June 30, 2017
Individually evaluated for impairment	$102	$1,454	$1,514	$0	$0	$3,070
Loans acquired with deteriorated credit quality	228	9,450	6,919	0	0	16,597
Collectively evaluated for impairment	60,804	217,651	48,823	896	0	328,174
Total	$61,134	$228,555	$57,256	$896	$0	$347,841

(in thousands)	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer and Other	Finance Leases	Total
Originated loans and leases
December 31, 2016
Individually evaluated for impairment	$635	$8,812	$3,507	$0	$0	$12,954
Collectively evaluated for impairment	964,667	1,661,221	1,153,148	59,228	16,650	3,854,914
Total	$965,302	$1,670,033	$1,156,655	$59,228	$16,650	$3,867,868

(in thousands)	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer and Other	Covered Loans	Total
Acquired loans
December 31, 2016
Individually evaluated for impairment	$172	$4,081	$1,372	$0	$0	$5,625
Loans acquired with deteriorated credit quality	448	14,368	7,701	0	0	22,517
Collectively evaluated for impairment	78,697	232,359	54,087	826	0	365,969
Total	$79,317	$250,808	$63,160	$826	$0	$394,111

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

	6/30/2017			12/31/2016
(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
Originated loans and leases with no related allowance

Commercial and industrial
Commercial and industrial other	$375	$399	$0	$276	$370	$0
Commercial real estate
Commercial real estate other	6,523	7,048	0	6,979	7,263	0
Residential real estate
Home equity	3,700	3,847	0	3,507	3,535	0
Subtotal	$10,598	$11,294	$0	$10,762	$11,168	$0

Originated loans and leases with related allowance

Commercial and industrial
Commercial and industrial other	1,208	1,208	293	359	276	95
Commercial real estate
Commercial real estate other	0	0	0	1,833	2,042	322
Subtotal	$1,208	$1,208	$293	$2,192	$2,318	$417
Total	$11,806	$12,502	$293	$12,954	$13,486	$417

	6/30/2017			12/31/2016
(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
Acquired loans and leases with no related allowance

Commercial and industrial
Commercial and industrial other	$2	$2	$0	$172	$472	$0
Commercial real estate
Commercial real estate other	1,187	1,369	0	4,003	4,386	0
Residential real estate
Home equity	1,514	1,453	0	1,372	1,372	0
Subtotal	$2,703	$2,824	$0	$5,547	$6,230	$0

Acquired loans and leases with related allowance

Commercial and industrial
Commercial and industrial other	100	100	50	0	0	0
Commercial real estate
Commercial real estate other	267	267	75	78	78	76
Subtotal	$367	$367	$125	$78	$78	$76
Total	$3,070	$3,191	$125	$5,625	$6,308	$76

The average recorded investment and interest income recognized on impaired loans for the three months ended June 30, 2017 and 2016 was as follows:

	Three Months Ended 06/30/2017		Three Months Ended 06/30/16
(in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Originated loans and leases with no related allowance
Commercial and industrial
Commercial and industrial other	301	0	382	0
Commercial real estate
Commercial real estate other	7,614	0	6,445	0
Residential real estate
Home equity	3,628	0	2,544	0
Subtotal	$11,543	$0	$9,371	$0

Originated loans and leases with related allowance

Commercial and industrial
Commercial and industrial other	612	0	34	0
Commercial real estate
Commercial real estate other	0	0	767	0
Subtotal	$612	$0	$801	$0
Total	$12,155	$0	$10,172	$0

	Three Months Ended 06/30/2017		Three Months Ended 06/30/2016
(in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Acquired loans and leases with no related allowance
Commercial and industrial
Commercial and industrial other	83	0	289	0
Commercial real estate
Construction	0	0	304	0
Commercial real estate other	1,299	0	4,292	0
Residential real estate
Home equity	1,443	0	997	0
Subtotal	$2,825	$0	$5,882	$0

Acquired loans and leases with related allowance

Commercial and industrial
Commercial and industrial other	50	0	23	0
Commercial real estate
Commercial real estate other	267	0	31	0
Subtotal	$317	$0	$54	$0
Total	$3,142	$0	$5,936	$0

The average recorded investment and interest income recognized on impaired loans for the six months ended June 30, 2017 and 2016 was as follows:

	Six Months Ended 06/30/17		Six Months Ended 06/30/16
(in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Originated loans and leases with no related allowance

Commercial and industrial
Commercial and industrial other	334	0	572	0
Commercial real estate
Commercial real estate other	8,031	0	6,022	0
Residential real estate
Home equity	3,485	0	2,452	0
Subtotal	$11,850	$0	$9,046	$0

Originated loans and leases with related allowance

Commercial and industrial
Commercial and industrial other	340	0	46	0
Commercial real estate
Commercial real estate other	0	0	607	0
Subtotal	$340	$0	$653	$0
Total	$12,190	$0	$9,699	$0

	Six Months Ended 06/30/17		Six Months Ended 06/30/16
(in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Acquired loans and leases with no related allowance

Commercial and industrial
Commercial and industrial other	66	0	408	0
Commercial real estate
Construction	51	0	322	0
Commercial real estate other	2,774	0	4,447	0
Residential real estate
Home equity	1,694	0	1,260	0
Subtotal	$4,585	$0	$6,437	$0

Acquired loans and leases with related allowance

Commercial and industrial
Commercial and industrial other	20	0	16	0
Commercial real estate
Commercial real estate other	267	0	31	0
Subtotal	$287	$0	$47	$0
Total	$4,872	$0	$6,484	$0

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

The following tables present information on loans modified in troubled debt restructuring during the periods indicated.

June 30, 2017	Three Months Ended
				Defaulted TDRs[2]
(in thousands)	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Loans	Post-Modification Outstanding Recorded Investment
Residential real estate
Home equity[1]	1	89	89	0	0
Total	1	$89	$89	0	$0
1 Represents the following concessions:  extension of term and reduction of rate.
2 TDRs that defaulted during the three months ended June 30, 2017 that were restructured in the prior twelve months.

June 30, 2016	Three Months Ended
				Defaulted TDRs[2]
(in thousands)	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Loans	Post-Modification Outstanding Recorded Investment
Residential real estate
Home equity[1]	2	613	613	0	0
Total	2	$613	$613	0	$0

1 Represents the following concessions:  extension of term and reduction of rate.
2 TDRs that defaulted during the three months ended June 30, 2016 that had been restructured in the prior twelve months.

June 30, 2017	Six Months Ended
				Defaulted TDRs[2]
(in thousands)	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Loans	Post- Modification Outstanding Recorded Investment
Residential real estate
Home equity[1]	2	162	162	1	55
Total	2	$162	$162	1	$55

1 Represents the following concessions:  extension of term and reduction of rate.
2 TDRs that defaulted during the six months ended June 30, 2017 that had been restructured in the prior twelve months.

June 30, 2016	Six Months Ended
				Defaulted TDRs[3]
(in thousands)	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Loans	Post- Modification Outstanding Recorded Investment
Commercial and industrial
Commercial and industrial other[1]	2	$1,115	$1,115	0	$0
Residential real estate
Home equity[2]	5	782	782	0	0
Total	7	$1,897	$1,897	0	$0

1 Represents the following concessions:  extension of term and reduction of rate.
2 Represents the following concessions:  extension of term and reduction of rate.
3 TDRs that defaulted during the six months ended June 30, 2016 that had been restructured in the prior twelve months.

The following tables present credit quality indicators (internal risk grade) by class of commercial and industrial loans and commercial real estate loans as of June 30, 2017 and December 31, 2016.

June 30, 2017
	Commercial and Industrial	Commercial and Industrial	CommercialReal Estate	CommercialReal Estate	CommercialReal Estate
(in thousands)	Other	Agriculture	Other	Agriculture	Construction	Total
Originated Loans and Leases
Internal risk grade:
Pass	$965,156	$78,390	$1,477,335	$112,035	$95,634	$2,728,550
Special Mention	7,545	10,570	11,765	8,608	0	38,488
Substandard	5,190	57	14,285	0	0	19,532
Total	$977,891	$89,017	$1,503,385	$120,643	$95,634	$2,786,570

June 30, 2017
	Commercial and Industrial	Commercial and Industrial	Commercial Real Estate	Commercial Real Estate	Commercial Real Estate
(in thousands)	Other	Agriculture	Other	Agriculture	Construction	Total
Acquired Loans and Leases
Internal risk grade:
Pass	$60,019	$0	$218,544	$257	$1,526	$280,346
Special Mention	0	0	547	0	0	547
Substandard	1,115	0	7,681	0	0	8,796
Total	$61,134	$0	$226,772	$257	$1,526	$289,689

December 31, 2016
	Commercial and Industrial	Commercial and Industrial	Commercial Real Estate	Commercial Real Estate	Commercial Real Estate
(in thousands)	Other	Agriculture	Other	Agriculture	Construction	Total
Originated Loans and Leases
Internal risk grade:
Pass	$836,788	$117,135	$1,403,370	$101,407	$135,834	$2,594,534
Special Mention	7,218	755	11,939	573	0	20,485
Substandard	3,049	357	16,381	529	0	20,316
Total	$847,055	$118,247	$1,431,690	$102,509	$135,834	$2,635,335

December 31, 2016
	Commercial and Industrial	Commercial and Industrial	Commercial Real Estate	Commercial Real Estate	Commercial Real Estate
(in thousands)	Other	Agriculture	Other	Agriculture	Construction	Total
Acquired Loans and Leases
Internal risk grade:
Pass	$77,921	$0	$229,334	$267	$8,936	$316,458
Special Mention	0	0	526	0	0	526
Substandard	1,396	0	11,745	0	0	13,141
Total	$79,317	$0	$241,605	$267	$8,936	$330,125

The following tables present credit quality indicators by class of residential real estate loans and by class of consumer loans. Nonperforming loans include nonaccrual, impaired, and loans 90 days past due and accruing interest. All other loans are considered performing as of June 30, 2017 and December 31, 2016. For purposes of this footnote, acquired loans that were recorded at fair value at the acquisition date and are 90 days or greater past due are considered performing.

June 30, 2017
(in thousands)	Residential Home Equity	Residential Mortgages	Consumer Indirect	Consumer Other	Total
Originated Loans and Leases
Performing	$209,916	$995,465	$12,828	$46,274	$1,264,483
Nonperforming	1,263	6,165	260	0	7,688
Total	$211,179	$1,001,630	$13,088	$46,274	$1,272,171

June 30, 2017
(in thousands)	Residential Home Equity	Residential Mortgages	Consumer Indirect	Consumer Other	Total
Acquired Loans and Leases
Performing	$32,799	$22,526	$0	$896	$56,221
Nonperforming	731	1,200	0	0	1,931
Total	$33,530	$23,726	$0	$896	$58,152

December 31, 2016
(in thousands)	Residential Home Equity	Residential Mortgages	Consumer Indirect	Consumer Other	Total
Originated Loans and Leases
Performing	$207,261	$941,936	$14,669	$44,393	$1,208,259
Nonperforming	2,016	5,442	166	0	7,624
Total	$209,277	$947,378	$14,835	$44,393	$1,215,883

December 31, 2016
(in thousands)	Residential Home Equity	Residential Mortgages	Consumer Indirect	Consumer Other	Total
Acquired Loans and Leases
Performing	$37,074	$24,483	$0	$826	$62,383
Nonperforming	663	940	0	0	1,603
Total	$37,737	$25,423	$0	$826	$63,986

7. FDIC Indemnification Asset Related to Covered Loans

Prior to the third quarter of 2016, the Company had certain loans acquired in the VIST Financial acquisition which were covered loans with loss share agreements with the FDIC. Based on an analysis of outstanding loans covered under the one remaining loss share agreement, management decided to early terminate its one remaining loss share agreement with the FDIC during the third quarter of 2016. At that time the Company recorded pre-tax expense of $313,000 to terminate the agreement and write-off the remaining book value of the FDIC indemnification asset, which included $174,000 in expense for early termination and $139,000 to write off the remaining asset. The remaining balances of the loans previously reported as Covered Loans are included in the acquired loan balances by loan type subsequent to termination.

8. Earnings Per Share

Earnings per share in the table below, for the three and six month periods ended June 30, 2017 and 2016 are calculated under the two-class method as required by ASC Topic 260, Earnings Per Share. ASC 260 provides that unvested share-based payment awards that contain nonforfeitable rights to dividends are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. The Company has issued restricted stock awards that contain such rights and are therefore considered participating securities. Basic earnings per common share are calculated by dividing net income allocable to common stock by the weighted average number of common shares, excluding participating securities, during the period. Diluted earnings per common share include the dilutive effect of participating securities.

	Three Months Ended
(in thousands, except share and per share data)	6/30/2017	6/30/2016
Basic
Net income available to common shareholders	$16,926	$14,833
Less: income attributable to unvested stock-based compensation awards	(266)	(228)
Net earnings allocated to common shareholders	16,660	14,605

Weighted average shares outstanding, including unvested stock-based compensation awards	15,184,835	15,027,648

Less: unvested stock-based compensation awards	(239,901)	(229,133)
Weighted average shares outstanding - Basic	14,944,934	14,798,515

Diluted
Net earnings allocated to common shareholders	16,660	14,605

Weighted average shares outstanding - Basic	14,944,934	14,798,515

Plus: incremental shares from assumed conversion of stock-based compensation awards	121,927	118,691

Weighted average shares outstanding - Diluted	15,066,861	14,917,206

Basic EPS	1.11	0.99
Diluted EPS	1.11	0.98

Stock-based compensation awards representing 21,317 and 0 of common shares during the three months ended June 30, 2017 and 2016, respectively, were not included in the computations of diluted earnings per common share because the effect on those periods would have been antidilutive.

	Six Months Ended
(in thousands, except share and per share data)	6/30/2017	6/30/2016
Basic
Net income available to common shareholders	$32,642	$29,084
Less: income attributable to unvested stock-based compensation awards	(527)	(458)
Net earnings allocated to common shareholders	32,115	28,626

Weighted average shares outstanding, including unvested stock-based compensation awards	15,168,310	15,014,991

Less: unvested stock-based compensation awards	(245,242)	(235,595)
Weighted average shares outstanding - Basic	14,923,068	14,779,396

Diluted
Net earnings allocated to common shareholders	32,115	28,626

Weighted average shares outstanding - Basic	14,923,068	14,779,396

Plus: incremental shares from assumed conversion of stock-based compensation awards	131,802	103,016

Weighted average shares outstanding - Diluted	15,054,870	14,882,412

Basic EPS	2.15	1.94
Diluted EPS	2.13	1.92

Stock-based compensation awards representing approximately 41,559 and 24,123 of common shares during the six months ended June 30, 2017 and 2016, respectively were not included in the computations of diluted earnings per common share because the effect on those periods would have been antidilutive.

9. Other Comprehensive Income (Loss)

The following tables present reclassifications out of the accumulated other comprehensive income (loss) for the three and six month periods ended June 30, 2017 and 2016.

	Three Months Ended June 30, 2017
(in thousands)	Before-Tax Amount	Tax (Expense) Benefit	Net of Tax
Available-for-sale securities:
Change in net unrealized gain/loss during the period	$3,051	$(1,220)	$1,831
Reclassification adjustment for net realized gain on sale of available-for-sale securities included in net income	0	0	0
Net unrealized gains	3,051	(1,220)	1,831

Employee benefit plans:
Amortization of net retirement plan actuarial gain	397	(159)	238
Amortization of net retirement plan prior service cost	(15)	6	(9)
Employee benefit plans	382	(153)	229
Other comprehensive income	$3,433	$(1,373)	$2,060

	Three Months Ended June 30, 2016
(in thousands)	Before-Tax Amount	Tax (Expense) Benefit	Net of Tax
Available-for-sale securities:
Change in net unrealized gain/loss during the period	$8,362	$(3,344)	$5,018
Reclassification adjustment for net realized gain on sale of available-for-sale securities included in net income	(240)	96	(144)
Net unrealized gains	8,122	(3,248)	4,874

Employee benefit plans:
Amortization of net retirement plan actuarial gain	326	(131)	195
Amortization of net retirement plan prior service cost	8	(3)	5
Employee benefit plans	334	(134)	200
Other comprehensive income	$8,456	$(3,382)	$5,074

	Six Months Ended June 30, 2017
(in thousands)	Before-Tax Amount	Tax (Expense) Benefit	Net of Tax
Available-for-sale securities:
Change in net unrealized gain/loss during the period	$5,044	$(2,016)	$3,028
Reclassification adjustment for net realized gain on sale of available-for-sale securities included in net income	0	0	0
Net unrealized gains	5,044	(2,016)	3,028

Employee benefit plans:
Amortization of net retirement plan actuarial gain	754	(302)	452
Amortization of net retirement plan prior service cost	8	(3)	5
Employee benefit plans	762	(305)	457
Other comprehensive income	$5,806	$(2,321)	$3,485

	Six Months Ended June 30, 2016
(in thousands)	Before-Tax Amount	Tax (Expense) Benefit	Net of Tax
Available-for-sale securities:
Change in net unrealized gain/loss during the period	$29,317	$(11,724)	$17,593
Reclassification adjustment for net realized gain on sale of available-for-sale securities included in net income	(472)	189	(283)
Net unrealized gains	28,845	(11,535)	17,310

Employee benefit plans:
Amortization of net retirement plan actuarial gain	669	(268)	401
Amortization of net retirement plan prior service credit	38	(15)	23
Employee benefit plans	707	(283)	424

Other comprehensive income	$29,552	$(11,818)	$17,734

The following table presents the activity in our accumulated other comprehensive income (loss) for the periods indicated:

(in thousands)	Available-for- Sale Securities	Employee Benefit Plans	Accumulated Other Comprehensive (Loss) Income
Balance at March 31, 2017	$(6,718)	$(28,966)	$(35,684)
Other comprehensive income before reclassifications	1,831	0	1,831
Amounts reclassified from accumulated other comprehensive (loss) income	0	229	229
Net current-period other comprehensive income	1,831	229	2,060
Balance at June 30, 2017	$(4,887)	$(28,737)	$(33,624)

Balance at January 1, 2017	$(7,915)	$(29,194)	$(37,109)
Other comprehensive income before reclassifications	3,028	0	3,028
Amounts reclassified from accumulated other comprehensive (loss) income	0	457	457
Net current-period other comprehensive income	3,028	457	3,485
Balance at June 30, 2017	$(4,887)	$(28,737)	$(33,624)

(in thousands)	Available-for- Sale Securities	Employee Benefit Plans	Accumulated Other Comprehensive (Loss) Income
Balance at March 31, 2016	$9,692	$(28,033)	$(18,341)
Other comprehensive income before reclassifications	5,018	0	5,018
Amounts reclassified from accumulated other comprehensive (loss) income	(144)	200	56
Net current-period other comprehensive income	4,874	200	5,074
Balance at June 30, 2016	$14,566	$(27,833)	$(13,267)

Balance at January 1, 2016	$(2,744)	$(28,257)	$(31,001)
Other comprehensive income before reclassifications	17,593	0	17,593
Amounts reclassified from accumulated other comprehensive (loss) income	(283)	424	141
Net current-period other comprehensive income	17,310	424	17,734
Balance at June 30, 2016	$14,566	$(27,833)	$(13,267)

The following tables present the amounts reclassified out of each component of accumulated other comprehensive (loss) income for the three and six months ended June 30, 2017 and 2016.

Three months ended June 30, 2017
Details about Accumulated other Comprehensive Income Components (in thousands)	Amount Reclassified from Accumulated Other Comprehensive (Loss) Income[1]	Affected Line Item in the Statement Where Net Income is Presented
Available-for-sale securities:
Unrealized gains and losses on available-for-sale securities	$0	Net gain on securities transactions
	0	Tax expense
	0	Net of tax
Employee benefit plans:
Amortization of the following [2]
Net retirement plan actuarial gain	(397)	Pension and other employee benefits
Net retirement plan prior service cost	15	Pension and other employee benefits
	(382)	Total before tax
	153	Tax benefit
	(229)	Net of tax

Six Months Ended June 30, 2017
Details about Accumulated other Comprehensive Income Components (in thousands)	Amount Reclassified from Accumulated Other Comprehensive Income[1]	Affected Line Item in the Statement Where Net Income is Presented
Available-for-sale securities:
Unrealized gains and losses on available-for-sale securities	$0	Net gain on securities transactions
	0	Tax expense
	0	Net of tax
Employee benefit plans:
Amortization of the following [2]
Net retirement plan actuarial loss	(754)	Pension and other employee benefits
Net retirement plan prior service credit	(8)	Pension and other employee benefits
	(762)	Total before tax
	305	Tax benefit
	(457)	Net of tax

Three Months Ended June 30, 2016
Details about Accumulated other Comprehensive Income Components (in thousands)	Amount Reclassified from Accumulated Other Comprehensive (Loss) Income[1]	Affected Line Item in the Statement Where Net Income is Presented
Available-for-sale securities:
Unrealized gains and losses on available-for-sale securities	$240	Net gain on securities transactions
	(96)	Tax expense
	144	Net of tax
Employee benefit plans:
Amortization of the following [2]
Net retirement plan actuarial gain	(326)	Pension and other employee benefits
Net retirement plan prior service credit	(8)	Pension and other employee benefits
	(334)	Total before tax
	134	Tax benefit
	(200)	Net of tax

Six Months Ended June 30, 2016
Details about Accumulated other Comprehensive Income Components (in thousands)	Amount Reclassified from Accumulated Other Comprehensive (Loss) Income[1]	Affected Line Item in the Statement Where Net Income is Presented
Available-for-sale securities:
Unrealized gains and losses on available-for-sale securities	$472	Net gain on securities transactions
	(189)	Tax expense
	283	Net of tax
Employee benefit plans:
Amortization of the following [2]
Net retirement plan actuarial loss	(669)	Pension and other employee benefits
Net retirement plan prior service cost	(38)	Pension and other employee benefits
	(707)	Total before tax
	283	Tax benefit
	(424)	Net of tax

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

Components of Net periodic Benefit Cost

	Pension Benefits Three Months Ended		Life and Health Three Months Ended		SERP Benefits Three Months Ended
(in thousands)	6/30/2017	6/30/2016	6/30/2017	6/30/2016	6/30/2017	6/30/2016
Service cost	$0	$0	$28	$47	$29	$14
Interest cost	643	587	62	65	217	205
Expected return on plan assets	(1,256)	(1,207)	0	0	0	0
Amortization of net retirement plan actuarial loss	286	249	13	2	98	75
Amortization of net retirement plan prior service (credit) cost	(3)	(4)	(35)	4	22	8
Net periodic benefit (income) cost	$(330)	$(375)	$68	$118	$366	$302

Components of Net periodic Benefit Cost

	Pension Benefits Six Months Ended		Life and Health Six Months Ended		SERP Benefits Six Months Ended
(in thousands)	6/30/2017	6/30/2016	6/30/2017	6/30/2016	6/30/2017	6/30/2016
Service cost	$0	$0	$96	$129	$83	$86
Interest cost	1,250	1,237	134	141	426	416
Expected return on plan assets	(2,523)	(2,422)	0	0	0	0
Amortization of net retirement plan actuarial loss	537	487	17	3	199	179
Amortization of net retirement plan prior service cost (credit)	(5)	(7)	(31)	8	44	38
Net periodic benefit (income) cost	$(741)	$(705)	$216	$281	$752	$719

The net periodic benefit (income) cost for the Company’s benefit plans are recorded as a component of salaries and benefits in the consolidated statements of income.

The Company realized approximately $457,000 and $424,000, net of tax, as amortization of amounts previously recognized in accumulated other comprehensive (loss) income, for the six months ended June 30, 2017 and 2016, respectively.

The Company is not required to contribute to the pension plan in 2017, but it may make voluntary contributions. The Company did not contribute to the pension plan in the first six months of 2017 and 2016.

11. Other Income and Operating Expense

Other income and operating expense totals are presented in the table below.  Components of these totals exceeding 1% of the aggregate of total noninterest income and total noninterest expenses for any of the years presented below are stated separately.

	Three Months Ended		Six Months Ended
(in thousands)	6/30/2017	6/30/2016	6/30/2017	6/30/2016
Noninterest Income
Other service charges	$727	$616	$1,547	$1,366
Increase in cash surrender value of corporate owned life insurance	557	511	1,188	1,127
Other income	462	240	1,166	581
Total other income	$1,746	$1,367	$3,901	$3,074
Noninterest Expenses
Marketing expense	$1,242	$1,417	$2,416	$2,319
Professional fees	1,331	1,352	2,693	2,694
Legal fees	260	331	524	679
Technology expense	1,632	1,268	3,093	2,616
Cardholder expense	860	680	2,041	1,425
Other expenses	4,598	4,193	9,113	8,556
Total other operating expense	$9,923	$9,241	$19,880	$18,289

12. Financial Guarantees

The Company currently does not issue any guarantees that would require liability recognition or disclosure, other than standby letters of credit. The Company extends standby letters of credit to its customers in the normal course of business. The standby letters of credit are generally short-term. As of June 30, 2017, the Company’s maximum potential obligation under standby letters of credit was $52.0 million compared to $57.7 million at December 31, 2016. Management uses the same credit policies to extend standby letters of credit that it uses for on-balance sheet lending decisions and may require collateral to support standby letters of credit based upon its evaluation of the counterparty. Management does not anticipate any significant losses as a result of these transactions, and has determined that the fair value of standby letters of credit is not significant.

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

As of and for the three months ended June 30, 2017
(in thousands)	Banking	Insurance	Wealth Management	Intercompany	Consolidated
Interest income	$56,342	$0	$0	$0	$56,342
Interest expense	6,041	0	0	0	6,041
Net interest income	50,301	0	0	0	50,301
Provision for loan and lease losses	976	0	0	0	976
Noninterest income	6,720	7,132	4,015	(417)	17,450
Noninterest expense	32,819	6,059	3,107	(417)	41,568
Income before income tax expense	23,226	1,073	908	0	25,207
Income tax expense	7,510	428	310	0	8,248
Net Income attributable to noncontrolling interests and Tompkins Financial Corporation	15,716	645	598	0	16,959
Less: Net income attributable to noncontrolling interests	33	0	0	0	33
Net Income attributable to Tompkins Financial Corporation	$15,683	$645	$598	$0	$16,926

Depreciation and amortization	$1,766	$74	$14	$0	$1,854
Assets	6,368,374	41,438	15,692	(10,492)	6,415,012
Goodwill	64,370	19,710	8,211	0	92,291
Other intangibles, net	5,783	4,151	317	0	10,251
Net loans and leases	4,381,439	0	0	0	4,381,439
Deposits	4,761,017	0	0	(10,295)	4,750,722
Total Equity	532,291	31,379	13,245	0	576,915

As of and for the three months ended June 30, 2016
(in thousands)	Banking	Insurance	Wealth Management	Intercompany	Consolidated
Interest income	$50,417	$0	$0	$0	$50,417
Interest expense	5,510	0	0	0	5,510
Net interest income	44,907	0	0	0	44,907
Provision for loan and lease losses	978	0	0	0	978
Noninterest income	5,861	7,556	3,956	(289)	17,084
Noninterest expense	30,645	6,160	2,872	(289)	39,388
Income before income tax expense	19,145	1,396	1,084	0	21,625
Income tax expense	5,818	575	367	0	6,760
Net Income attributable to noncontrolling interests and Tompkins Financial Corporation	13,327	821	717	0	14,865
Less: Net income attributable to noncontrolling interests	32	0	0	0	32
Net Income attributable to Tompkins Financial Corporation	$13,295	$821	$717	$0	$14,833

Depreciation and amortization	$1,561	$91	$19	$0	$1,671
Assets	5,877,758	41,272	13,701	(7,825)	5,924,906
Goodwill	64,370	20,361	8,211	0	92,942
Other intangibles, net	7,133	5,003	396	0	12,532
Net loans and leases	3,944,988	0	0	0	3,944,988
Deposits	4,477,266	0	0	(7,545)	4,469,721
Total Equity	512,711	30,684	11,040	0	554,435

For the six months ended June 30, 2017
(in thousands)	Banking		Insurance		Wealth Management		Intercompany	Consolidated
Interest income	$109,963		$1		$0		$(1)	$109,963
Interest expense	11,628		0		0		0	11,628
Net interest income	98,335		1		0		(1)	98,335
Provision for loan and lease losses	1,745		0		0		0	1,745
Noninterest income	13,123		14,448		7,925		(806)	34,690
Noninterest expense	65,306		12,139		6,297		(806)	82,936
Income before income tax expense	44,407	—	2,310	—	1,628	—	(1)	48,344
Income tax expense	14,182		903		552		0	15,637
Net Income attributable to noncontrolling interests and Tompkins Financial Corporation	30,225	—	1,407	—	1,076	—	(1)	32,707
Less: Net income attributable to noncontrolling interests	65		0		0		0	65
Net Income attributable to Tompkins Financial Corporation	$30,160	—	$1,407	—	$1,076	—	$(1)	$32,642

Depreciation and amortization	$3,456		$156		$29		$0	$3,641

For the six months ended June 30, 2016
(in thousands)	Banking		Insurance		Wealth Management		Intercompany	Consolidated
Interest income	$99,726		$1		$0		$(1)	$99,726
Interest expense	10,781		1		0		(1)	10,781
Net interest income	88,945		0		0		0	$88,945
Provision for loan and lease losses	1,833		0		0		0	1,833
Noninterest income	12,132		15,155		7,866		(566)	34,587
Noninterest expense	61,018		12,500		5,942		(566)	78,894
Income before income tax expense	38,226	—	2,655	—	1,924	—	0	$42,805
Income tax expense	11,943		1,076		637		0	13,656
Net Income attributable to noncontrolling interests and Tompkins Financial Corporation	26,283	—	1,579	—	1,287	—	0	$29,149
Less: Net income attributable to noncontrolling interests	65		0		0		0	65
Net Income attributable to Tompkins Financial Corporation	$26,218	—	$1,579	—	$1,287	—	$0	$29,084

Depreciation and amortization	$3,136		$182		$38		$0	$3,356

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

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of June 30, 2017 and December 31, 2016, segregated by the level of valuation inputs within the fair value hierarchy used to measure fair value.

Recurring Fair Value Measurements
June 30, 2017
(in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Available-for-sale securities
Obligations of U.S. Government sponsored entities	$528,380	$0	$528,380	$0
Obligations of U.S. states and political subdivisions	92,445	0	92,445	0
Mortgage-backed securities – residential, issued by:
U.S. Government agencies	148,482	0	148,482	0
U.S. Government sponsored entities	652,387	0	652,387	0
Non-U.S. Government agencies or sponsored entities	96	0	96	0
U.S. corporate debt securities	2,162	0	2,162	0
Equity securities	919	0	0	919

The change in the fair value of available-for-sale equity securities valued using significant unobservable inputs (level 3), between January 1, 2017 and June 30, 2017 was immaterial.

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

There were no transfers between Levels 1, 2 and 3 for the six months ended June 30, 2017.

The Company determines fair value for its trading securities using independently quoted market prices. The Company determines fair value for its available-for-sale securities using an independent bond pricing service for identical assets or very similar securities. The Company has reviewed the pricing sources, including methodologies used, and finds them to be fairly stated.

Certain assets are measured at fair value on a nonrecurring basis. For the Company, these include loans held for sale, collateral dependent impaired loans, and other real estate owned (“OREO”). During the second quarter and first half of 2017, certain collateral dependent impaired loans were remeasured and reported at fair value through a specific valuation allowance and/or partial charge-offs for loan and lease losses based upon the fair value of the underlying collateral. Collateral values are estimated using Level 2 inputs based upon observable market data. In addition to collateral dependent impaired loans, certain other real estate owned were remeasured and reported at fair value based upon the fair value of the underlying collateral. The fair values of other real estate owned are estimated using Level 2 inputs based on observable market data or Level 3 inputs based on customized discounting criteria. In general, the fair values of other real estate owned are based upon appraisals, with discounts made to reflect estimated costs to sell the real estate. Upon initial recognition, fair value write-downs on other real estate owned are taken through a charge-off to the allowance for loan and lease losses. Subsequent fair value write-downs on other real estate owned are reported in other noninterest expense.

Three months ended June 30, 2017
		Fair value measurements at reporting date using:			Gain (losses) from fair value changes
Assets:	As of 06/30/2017	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Three months ended 06/30/2017
Impaired loans	$880	$0	$880	$0	$0
Other real estate owned	2,640	0	2,640	0	(111)

Three months ended June 30, 2016
		Fair value measurements at reporting date using:			Gain (losses) from fair value changes
Assets:	As of 06/30/2016	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Three months ended 06/30/2016
Impaired loans	$195	$0	$195	$0	$(129)
Other real estate owned	276	0	276	0	(15)

Six months ended June 30, 2017		Fair value measurements at reporting date using:			Gain (losses) from fair value changes
Assets:	As of 06/30/2017	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Six months ended 06/30/2017
Impaired Loans	$3,037	$0	$3,037	$0	$(332)
Other real estate owned	2,331	0	2,331	0	(182)

Six months ended June 30, 2016		Fair value measurements at reporting date using:			Gain (losses) from fair value changes
Assets:	As of 06/30/2016	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Six months ended 06/30/2016
Impaired Loans	$1,582	$0	$1,582	$0	$(169)
Other real estate owned	488	0	488	0	(4)

The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments at June 30, 2017 and December 31, 2016. The carrying amounts shown in the table are included in the Consolidated Statements of Condition under the indicated captions.

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

Estimated Fair Value of Financial Instruments
June 30, 2017
(in thousands)	Carrying Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets:
Cash and cash equivalents	$78,175	$78,175	$78,175	$0	$0
Securities - held to maturity	139,994	141,654	0	141,654	0
FHLB and other stock	45,714	45,714	0	45,714	0
Accrued interest receivable	18,376	18,376	0	18,376	0
Loans/leases, net[1]	4,381,439	4,330,206	0	3,037	4,327,169

Financial Liabilities:

Time deposits	$826,933	$825,283	$0	$825,283	$0
Other deposits	3,923,789	3,923,789	0	3,923,789	0
Fed funds purchased and securities sold
under agreements to repurchase	50,360	50,360	0	50,360	0
Other borrowings	952,036	951,600	0	951,600	0
Trust preferred debentures	16,605	22,111	0	22,111	0
Accrued interest payable	1,867	1,867	0	1,867	0

Estimated Fair Value of Financial Instruments
December 31, 2016
(in thousands)	Carrying Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets:
Cash and cash equivalents	$63,954	$63,954	$63,954	$0	$0
Securities - held to maturity	142,119	142,832	0	142,832	0
FHLB and other stock	43,133	43,133	0	43,133	0
Accrued interest receivable	17,390	17,390	0	17,390	0
Loans/leases, net[1]	4,222,278	4,187,415	0	7,296	4,180,119

Financial Liabilities:

Time deposits	$870,788	$867,921	$0	$867,921	$0
Other deposits	3,754,351	3,754,351	0	3,754,351	0
Fed funds purchased and securities
sold under agreements to repurchase	69,062	69,109	0	69,109	0
Other borrowings	884,815	884,842	0	884,842	0
Trust preferred debentures	37,681	43,321	0	43,321	0
Accrued interest payable	1,902	1,902	0	1,902	0
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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

BUSINESS

Corporate Overview and Strategic Initiatives
Tompkins Financial Corporation (“Tompkins” or the “Company”) is headquartered in Ithaca, New York and is registered as a Financial Holding Company with the Federal Reserve Board under the Bank Holding Company Act of 1956, as amended. The Company is a locally oriented, community-based financial services organization that offers a full array of products and services, including commercial and consumer banking, leasing, trust and investment management, financial planning and wealth management, and insurance services. At June 30, 2017, the Company’s subsidiaries included: four wholly-owned banking subsidiaries, Tompkins Trust Company (the “Trust Company”), The Bank of Castile (DBA Tompkins Bank of Castile), Mahopac Bank (formerly known as Mahopac National Bank, DBA Tompkins Mahopac Bank), VIST Bank (DBA Tompkins VIST Bank); and a wholly-owned insurance agency subsidiary, Tompkins Insurance Agencies, Inc. (“Tompkins Insurance”). The trust division of the Trust Company provides a full array of investment services, including investment management, trust and estate, financial and tax planning as well as life, disability and long-term care insurance services. The Company’s principal offices are located at The Commons, Ithaca, New York, 14851, and its telephone number is (888) 503-5753. The Company’s common stock is traded on the NYSE American under the Symbol “TMP.”

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

Management believes that as a community based financial institution, it is well positioned to establish personalized financial relationships with both commercial customers and individual households. The Company’s community commitment and involvement in its primary market areas, as well as its commitment to quality and personalized financial services, are factors that contribute to the Company’s competitiveness. Management believes that each of the Company’s subsidiary banks can compete successfully in its primary market areas by making prudent lending decisions quickly and more efficiently than its competitors, without compromising asset quality or profitability, although no assurances can be given that such factors will assure success.

Regulation
Banking, insurance services and wealth management are highly regulated. As a financial holding company with four community banks, a registered investment advisor, and an insurance agency subsidiary, the Company and its subsidiaries are subject to examination and regulation by the Federal Reserve Board (“FRB”), Securities and Exchange Commission (“SEC”), the Federal Deposit Insurance Corporation (“FDIC”), the New York State Department of Financial Services, Pennsylvania Department of Banking and Securities, the Financial Industry Regulatory Authority, and the Pennsylvania Insurance Department.

OTHER IMPORTANT INFORMATION

The following discussion is intended to provide an understanding of the consolidated financial condition and results of operations of the Company for the three and six months ended June 30, 2017. It should be read in conjunction with the Company’s Audited Consolidated Financial Statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, and the Unaudited Consolidated Financial Statements and notes thereto included in Part I of this Quarterly Report on Form 10-Q.

In this Report, there are comparisons of the Company’s performance to that of a peer group. Unless otherwise stated, this peer group is comprised of the group of 145 domestic bank holding companies with $3 billion to $10 billion in total assets as defined in the Federal Reserve’s “Bank Holding Company Performance Report” for March 31, 2017 (the most recent report available).

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

Management considers accounting estimates to be critical to reported financial results if (i) the accounting estimates require management to make assumptions about matters that are highly uncertain, and (ii) different estimates that management reasonably could have used for the accounting estimate in the current period, or changes in the accounting estimate that are reasonably likely to occur from period to period, could have a material impact on the Company’s financial statements. Management considers the accounting policies relating to the allowance for loan and lease losses (“allowance”), pension and post-retirement benefits, and the review of the securities portfolio for other-than-temporary impairment to be critical accounting policies because of the uncertainty and subjectivity involved in these policies and the material effect that estimates related to these areas can have on the Company’s results of operations.

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

RESULTS OF OPERATION

Performance Summary
Net income for the second quarter of 2017 was $16.9 million or $1.11 diluted earnings per share, compared to $14.8 million or $0.98 diluted earnings per share for the same period in 2016. Net income for the first six months of 2017 was $32.6 million or $2.13 diluted earnings per share compared to $29.1 million or $1.92 diluted earnings per share for the first six months of 2016.

Return on average assets (“ROA”) for the quarter ended June 30, 2017 was 1.07%, compared to 1.02% for the quarter ended June 30, 2016. Return on average shareholders’ equity (“ROE”) for the second quarter of 2017 was 11.85%, compared to 10.98%, for the same period in 2016. For the year-to-date period ended June 30, 2017, ROA and ROE totaled 1.05% and 11.50%, respectively, compared to 1.01% and 10.92% for the same periods in 2016. Tompkins’ year-to-date ROA and ROE compare to the most recent peer average ratios of 1.04% and 9.46%, respectively, ranking Tompkins’ ROA in the 45th percentile and ROE in the 76th percentile of the peer group.

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

Banking Segment
The banking segment reported net income of $15.7 million for the second quarter of 2017, up $2.4 million or 18.0% from net income of $13.3 million for the same period in 2016. For the six months ended June 30, 2017, the banking segment reported net income of $30.2 million, up $3.9 million or 15.0% over the same period in 2016.

Net interest income of $50.3 million for the second quarter of 2017 was up $5.4 million or 12.0% over the same period in 2016. For the six months ended June 30, 2017, net interest income of $98.3 million was up $9.4 million or 10.6% compared to the first six months of the prior year. The Company’s growth in average earning assets and stable funding costs contributed to favorable year-over-year comparisons in net interest income.

The provision for loan and lease losses was $976,000 for the three months ended June 30, 2017, which was flat compared to the same period in 2016. Provision expense declined slightly for the six months ended June 30, 2017 to $1.7 million from $1.8 million in the first six months of the previous year. The lower provision expense was largely attributable to stable credit quality, partially offset by loan growth experienced during the six months ended June 30, 2017.

Noninterest income of $6.7 million for the three months ended June 30, 2017 increased $859,000 or 14.7% compared to the same period in 2016 and for the six months ended June 30, 2017 was up $991,000 or 8.2% compared to the six months ended June 30, 2016. The increase in the three and six month results includes: card services fees (up $674,000 and $742,000, respectively) and gain on the sale of other real estate owned (“OREO”) properties (down $24,000 and up $148,000, respectively). Partially offsetting these items was a decrease in gains on sales of available for sale securities (down $240,000 and down $472,000) and service charges on deposit accounts (down $47,000 and down $144,000) during the three and six months ended June 30, 2017, respectively compared to the same periods of 2016.

Noninterest expense of $32.8 million for the second quarter of 2017 and $65.3 million for the six months ended June 30, 2017 was up $2.2 million or 7.1% and up $4.3 million or 7.0%, respectively from the same periods in 2016. The increase was mainly attributed to an increase in salary and wages and employee benefits reflecting normal annual merit and incentive adjustments and higher health insurance costs, respectively, over the comparable periods in the prior year.

Insurance Segment
The insurance segment reported net income of $645,000 for the three months ended June 30, 2017, which was down $176,000 or 21.4% compared to the second quarter of 2016. For the six months ended June 30, 2017, net income was down $172,000 or 10.9% compared to the same period prior year. Noninterest income was down $424,000 or 5.6% in the second quarter of 2017, compared to the same period in 2016. For the six months ended June 30, 2017, noninterest income was down $707,000 or 4.7% compared to the same period in 2016. The decrease in noninterest income was mainly in life and health insurance commissions and largely reflects impacts of the sale of certain customer relationships in the Pennsylvania market in the second half of 2016 and first quarter of 2017. Noninterest expenses for the three and six months ended June 30, 2017 were down $101,000 or 1.6% and down $361,000 or 2.9%, respectively, compared to the three and six months ended June 30, 2016, respectively. The decrease in noninterest expense for the second quarter and the six month period ending June 30, 2017 is the result of a decrease in salaries and wages, reflecting a decline in the number of employees.

Wealth Management Segment
The wealth management segment reported net income of $598,000 for the three months ended June 30, 2017, which was down $119,000 or 16.6% compared to the second quarter of 2016. For the six months ended June 30, 2017, net income of $1.1 million was down $211,000 or 16.4% compared to prior year. Noninterest income for the second quarter of 2017 was up $59,000 or 1.5% and flat for the first six months of 2017 compared to the same periods in the prior year. Noninterest expenses for the three months ended June 30, 2017 were up $235,000 or 8.2% and were up $355,000 or 6.0% for the six month period ending June 30, 2017 compared to the same period in 2016. The increase in 2017 over 2016 reflects increases in salaries and wages, reflecting annual merit increases and sales commissions.

Net Interest Income
The following tables show average interest-earning assets and interest-bearing liabilities, and the corresponding yield or cost associated with each for the three and six month periods ended June 30, 2017 and 2016.

Average Consolidated Statements of Condition and Net Interest Analysis (Unaudited)
	Quarter Ended			Quarter Ended
	June 30, 2017			June 30, 2016
	Average			Average
	Balance		Average	Balance		Average
(Dollar amounts in thousands)	(QTD)	Interest	Yield/Rate	(QTD)	Interest	Yield/Rate
ASSETS
Interest-earning assets
Interest-bearing balances due from banks	$1,947	$4	0.82%	$1,936	$2	0.42%
Securities (1)
U.S. Government securities	1,475,530	7,963	2.16%	1,464,091	7,647	2.10%
Trading securities	0	0	0%	6,920	78	4.53%
State and municipal (2)	102,488	859	3.37%	99,493	840	3.40%
Other securities (2)	3,603	32	3.56%	3,641	30	3.31%
Total securities	1,581,621	8,854	2.25%	1,574,145	8,595	2.20%
FHLBNY and FRB stock	40,731	464	4.56%	31,617	318	4.05%
Total loans and leases, net of unearned income (2)(3)	4,346,354	48,098	4.44%	3,885,215	42,525	4.40%
Total interest-earning assets	5,970,653	57,420	3.86%	5,492,913	51,440	3.77%

Other assets	359,194			349,474
Total assets	6,329,847			5,842,387
LIABILITIES & EQUITY
Deposits
Interest-bearing deposits
Interest bearing checking, savings, & money market	2,696,258	1,203	0.18%	2,531,393	982	0.16%
Time deposits	865,219	1,745	0.81%	890,864	1,704	0.77%
Total interest-bearing deposits	3,561,477	2,948	0.33%	3,422,257	2,686	0.32%
Federal funds purchased & securities sold under agreements to repurchase	61,233	43	0.29%	99,015	644	2.62%
Other borrowings	835,573	2,794	1.34%	584,193	1,586	1.09%
Trust preferred debentures	16,577	256	6.19%	37,566	594	6.36%
Total interest-bearing liabilities	4,474,860	6,041	0.54%	4,143,031	5,510	0.53%
Noninterest bearing deposits	1,219,803			1,093,113
Accrued expenses and other liabilities	62,443			62,960
Total liabilities	5,757,106			5,299,104
Tompkins Financial Corporation Shareholders’ equity	571,271			541,781
Noncontrolling interest	1,470			1,502
Total equity	572,741			543,283

Total liabilities and equity	$6,329,847			$5,842,387
Interest rate spread			3.32%			3.23%
Net interest income/margin on earning assets		51,379	3.45%		45,930	3.36%

Tax Equivalent Adjustment		(1,078)			(1,023)

Net interest income per consolidated financial statements		$50,301			$44,907

Average Consolidated Statements of Condition and Net Interest Analysis (Unaudited)
	Year to Date Period Ended			Year to Date Period Ended
	June 30, 2017			June 30, 2016
	Average			Average
	Balance		Average	Balance		Average
(Dollar amounts in thousands)	(QTD)	Interest	Yield/Rate	(QTD)	Interest	Yield/Rate
ASSETS
Interest-earning assets
Interest-bearing balances due from banks	$3,572	$6	0.34%	$2,015	$3	0.30%
Securities (1)
U.S. Government securities	1,477,512	15,621	2.13%	1,461,423	15,549	2.14%
Trading securities	0	0	0%	7,084	158	4.49%
State and municipal (2)	101,598	1,701	3.38%	98,562	1,678	3.42%
Other securities (2)	3,608	64	3.58%	3,664	61	3.35%
Total securities	1,582,718	17,386	2.22%	1,570,733	17,446	2.23%
FHLBNY and FRB stock	39,426	932	4.77%	29,708	615	4.16%
Total loans and leases, net of unearned income (2)(3)	4,305,304	93,772	4.39%	3,838,211	83,713	4.39%
Total interest-earning assets	5,931,020	112,096	3.81%	5,440,667	101,777	3.76%

Other assets	354,842			345,662
Total assets	6,285,862			5,786,329
LIABILITIES & EQUITY
Deposits
Interest-bearing deposits
Interest bearing checking, savings, & money market	2,680,639	2,265	0.17%	2,532,290	1,938	0.15%
Time deposits	867,571	3,471	0.81%	879,479	3,347	0.77%
Total interest-bearing deposits	3,548,210	5,736	0.33%	3,411,769	5,285	0.31%
Federal funds purchased & securities sold under agreements to repurchase	69,560	151	0.44%	112,639	1,310	2.34%
Other borrowings	813,477	5,118	1.27%	543,256	3,003	1.11%
Trust preferred debentures	20,063	623	6.26%	37,545	1,183	6.33%
Total interest-bearing liabilities	4,451,310	11,628	0.53%	4,105,209	10,781	0.53%
Noninterest bearing deposits	1,204,272			1,080,375
Accrued expenses and other liabilities	65,915			64,946
Total liabilities	5,721,497			5,250,530
Tompkins Financial Corporation Shareholders’ equity	562,896			534,314
Noncontrolling interest	1,469			1,485
Total equity	564,365			535,799

Total liabilities and equity	$6,285,862			$5,786,329
Interest rate spread			3.28%			3.23%
Net interest income/margin on earning assets		100,468	3.42%		90,996	3.36%

Tax Equivalent Adjustment		(2,133)			(2,051)

Net interest income per consolidated financial statements		$98,335			$88,945
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

Net Interest Income
Net interest income is the Company’s largest source of revenue, representing 74.2% and 73.9%, respectively, of total revenues for the three and six months ended June 30, 2017, compared to 72.4% and 72.0% for the same periods in 2016. Net interest income is dependent on the volume and composition of interest earning assets and interest-bearing liabilities and the level of market interest rates. The above table shows average interest-earning assets and interest-bearing liabilities, and the corresponding yield or cost associated with each.

Taxable-equivalent net interest income for the three and six months ended June 30, 2017, was up 11.9% and 10.4%, respectively, over the same periods in 2016, benefiting from growth in average earning assets, an improved net interest margin and growth in noninterest bearing deposits. Net interest income benefited from a slight shift in the composition of average earning assets, with loans, which carry higher average yields than securities, comprising an increased percentage of average earning assets. For the three and six months ended June 30, 2017, average loans represented 72.8% and 72.6% of average earning assets compared to 70.7% and 70.6% for the same periods in 2016.

Taxable-equivalent interest income for the three and six months ended June 30, 2017, was $57.4 million and $112.1 million, respectively, up 11.6% and 10.1% compared to the same periods in 2016. The increase in taxable-equivalent interest income was mainly the result of an increase in average loans, as well as stable to slightly higher yields on average loans. Average loan balances for the three and six months ended June 30, 2017, were up $461.1 million or 11.9% and $467.1 million or 12.2%, respectively, while the average yield on loans increased 4 basis points in the second quarter of 2017 compared to the second quarter of 2016, and was flat for the first six months of 2017 compared to the first six months of 2016. Average securities balances for the three and six months ended June 30, 2017, were up $7.5 million or 0.5% and $12.0 million or 0.8%, respectively, and the average yield on securities was up 5 basis points and down 1 basis point compared to the same periods in 2016.

Interest expense for the three and six months ended June 30, 2017, increased by $531,000 or 9.6% and $847,000 or 7.9%, respectively, compared to the same periods in 2016, driven mainly by an increase in the average volume of borrowings and deposits, which supported the growth in average loans. Average interest bearing deposits for the second quarter of 2017 were up $139.2 million or 4.1% compared to the same period in 2016, while year-to-date average interest bearing deposits were up $136.4 million or 4.0% compared to the same period in 2016. Average noninterest bearing deposits for the three and six months ended June 30, 2017 were up $126.7 million or 11.6% and $123.9 million or 11.5%, respectively, compared to the same periods in 2016. Average other borrowings for the three and six months ended June 30, 2017 were up $251.4 million or 43.0% and $270.2 million or 49.7% compared to the same periods in 2016; this increase was mainly in overnight borrowings with the FHLB. The average rate paid on interest bearing deposits during the three and six months ended June 30, 2017, was 0.33% for both periods compared to 0.32% and 0.31% for the same periods in 2016.

Provision for Loan and Lease Losses
The provision for loan and lease losses represents management’s estimate of the amount necessary to maintain the allowance for loan and lease losses at an adequate level. The provision for loan and lease losses for the three and six months ended June 30, 2017 was $976,000 and $1.7 million, respectively, which was relatively flat compared to the same periods in 2016. The section captioned “Financial Condition – Allowance for Loan and Lease Losses and Nonperforming Assets” below has further details on the allowance for loan and lease losses and asset quality metrics.

Noninterest Income
Noninterest income was $17.5 million for the second quarter of 2017, which was up 2.1% over the second quarter of 2016, and $34.7 million for the first six months of 2017, which was relatively flat compared to the same period prior year. Noninterest income represented 25.8% of total revenue for the second quarter of 2017 and 26.1% for the six months ended June 30, 2017, compared to 27.6% and 28.0% for the same periods in 2016. The decrease is mainly a result of growth in net interest income outpacing the growth in noninterest income.

Insurance commissions and fees, the largest component of noninterest income, were $7.1 million for the second quarter of 2017, a decrease of 5.7% from the same period prior year. For the first six months of 2017, insurance commissions and fees were down $869,000 or 5.8% compared to the same period in 2016. The decrease in insurance revenues in the second quarter and first six months of 2017 compared to the same periods in 2016 was mainly due to the sale of certain customer relationships in the second half of 2016 and the first quarter of 2017. In one transaction in 2016 and one transaction in 2017, certain customer relationships in Pennsylvania were sold, thus reducing commissions and fees.

Investment services income of $3.9 million in the second quarter of 2017 was up $57,000 or 1.5% compared to the second quarter of 2016. For the first six months of 2017, investment services income was up $62,000 or 0.8% compared to the same period in 2016. Investment services income includes trust services, financial planning, wealth management services, and brokerage related services. With fees largely based on the market value and the mix of assets managed, the general direction of the stock market can have a considerable impact on fee income. The fair value of assets managed by, or in custody of, Tompkins was $4.0 billion at June 30, 2017, which is in line with June 30, 2016. The fair value at June 30, 2017 includes $1.1 billion of Company-owned securities where Tompkins Trust Company is custodian.

Service charges on deposit accounts were down $47,000 or 2.2% for the second quarter of 2017 compared to the same period in 2016 and were down $144,000 or 3.3% for the first six months of 2017 compared to the same period in 2016. Net overdraft fees, the largest component of service charges on deposit accounts, were up 15.1% and 4.2% for the three and six months ended June 30, 2017 over the same periods in 2016. Net deposit cycle fees were down 29.5% and 16.2% for the three and six months ended June 30, 2017 compared to the same periods in 2016.  The decline in net deposit cycle fees was primarily attributable to customer behaviors.

Card services income for the three and six months ended June 30, 2017 was up $674,000 or 33.7% and $742,000 or 18.8% compared to the same periods in 2016. The primary components of card services income are fees related to interchange income and transaction fees for debit card transactions, credit card transactions and ATM usage. The increase in revenue in both the quarter and year to date period included approximately $500,000 of volume based incentives related to our branding agreement with MasterCard.

Other income of $1.7 million in the second quarter of 2017 was up 27.7% compared to the same period in 2016. For the first six months of 2017, other income of $3.9 million was up 26.9% compared to the same period in 2016. The significant components of other income are other service charges, increases in cash surrender value of corporate owned life insurance ("COLI"), gains on sales of residential mortgage loans, and income from miscellaneous equity investments. The primary contributer for the increase in the second quarter increase was approximately $130,000 of recoveries of nonaccrued interest on loans previously charged off.

Noninterest Expense
Noninterest expense was $41.6 million for the second quarter of 2017 and $82.9 million for the first six months of 2017, up 5.5% and 5.1%, respectively, compared to the same periods in 2016.

Expenses associated with compensation and benefits are the largest component of noninterest expense, representing 61.4% and 61.2% of total noninterest expense for the three and six months ended June 30, 2017. Salaries and wages expense for the three and six months ended June 30, 2017 increased by $1.1 million or 5.6% and $1.6 million or 4.2%, respectively, compared to the same periods in 2016. The increase is mainly due to an increase in the number of employees, and normal merit and market adjustments, as well as higher stock based compensation expense. Pension and other employee related benefits expenses were up $158,000 and $634,000 over the three and six month periods in 2016, mainly as a result of higher costs associated with retirement benefits. For the six months ended June 30, 2017, health insurance expense was also up $382,000 or 12.5% over the first six months of 2016.

Other expense categories, not related to compensation and benefits, for the three and six months ended June 30, 2017, were up approximately $931,000 or 6.2% and $1.8 million or 5.9% over the same periods in 2016. Expenses for the second quarter and year to date period ended June 30, 2017, included $411,000 and $673,000, respectively, of expense related to our core system conversion which was completed in the second quarter of 2017. Core conversion expenses for the quarter and year to date periods in 2016 were $76,000. Higher expenses associated with occupancy, technology and card services also contributed to the increases in the current year over prior year.

Income Tax Expense
The provision for income taxes was $8.2 million for an effective rate of 32.7% for the second quarter of 2017, compared to tax expense of $6.8 million and an effective rate of 31.3% for the same quarter in 2016. For the first six months of 2017, the provision for income taxes was $15.6 million for an effective rate of 32.3% compared to an effective rate of 31.9% for the same period in 2016. The effective rates differ from the U.S. statutory rate of 35.0% primarily due to the effect of tax-exempt income from loans, securities and life insurance assets, and the income tax effects associated with stock based compensation.

FINANCIAL CONDITION

Total assets were $6.4 billion at June 30, 2017, up $178.3 million or 2.9% over December 31, 2016. The growth over year-end was primarily attributable to growth in originated loans, which were up $206.8 million or 5.4%. This growth was partially offset by expected run-off in acquired loans, which were down $46.3 million or 11.7%. Total deposits increased $125.6 million or 2.7% compared to December 31, 2016. Other borrowings increased $67.2 million or 7.6% from December 31, 2016, as a result of loan growth outpacing deposit growth in the period.

Securities
As of June 30, 2017, the Company’s securities portfolio was $1.57 billion or 24.4% of total assets, compared to $1.57 billion or 25.2% of total assets at year-end 2016. The following table details the composition of available-for-sale and held-to-maturity securities.

Available-for-Sale Securities
	6/30/2017		12/31/2016
(in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Obligations of U.S. Government sponsored entities	$526,734	$528,380	$527,057	$527,627
Obligations of U.S. states and political subdivisions	92,151	92,445	89,910	89,056
Mortgage-backed securities - residential, issued by
U.S. Government agencies	149,281	148,482	159,417	158,226
U.S. Government sponsored entities	661,251	652,387	662,724	651,430
Non-U.S. Government agencies or sponsored entities	96	96	116	116
U.S. corporate debt securities	2,500	2,162	2,500	2,162
Total debt securities	1,432,013	1,423,952	1,441,724	1,428,617
Equity securities	1,000	919	1,000	921
Total available-for-sale securities	$1,433,013	$1,424,871	$1,442,724	$1,429,538

Held-to-Maturity Securities
	6/30/2017		12/31/2016
(in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Obligations of U.S. Government sponsored entities	$131,903	$133,418	$132,098	$132,619
Obligations of U.S. states and political subdivisions	$8,091	$8,236	$10,021	$10,213
Total held-to-maturity debt securities	$139,994	$141,654	$142,119	$142,832

The decrease in unrealized losses, which reflects the amount that amortized cost exceeds fair value, related to the available-for-sale portfolio was due primarily to changes in market interest rates during the first six months of 2017. Management’s policy is to purchase investment grade securities that on average have relatively short duration, which helps mitigate interest rate risk and provides sources of liquidity without significant risk to capital.

Quarterly, the Company evaluates all investment securities with a fair value less than amortized cost to identify any other-than-temporary impairment as defined under generally accepted accounting principles. As a result of the other-than-temporary impairment review process, the Company does not consider any investment security held at June 30, 2017 to be other-than-temporarily impaired. Future changes in interest rates or the credit quality and credit support of the underlying issuers may reduce the market value of these and other securities. If such decline is determined to be other than temporary, the Company will record the necessary charge to earnings and/or accumulated other comprehensive income to reduce the securities to their then current fair value.

Loans and Leases
Loans and leases at June 30, 2017 and December 31, 2016 were as follows:
	6/30/2017			12/31/2016
(in thousands)	Originated	Acquired	Total Loans and Leases	Originated	Acquired	Total Loans and Leases
Commercial and industrial
Agriculture	$89,017	$0	$89,017	$118,247	$0	$118,247
Commercial and industrial other	977,891	61,134	1,039,025	847,055	79,317	926,372
Subtotal commercial and industrial	1,066,908	61,134	1,128,042	965,302	79,317	1,044,619
Commercial real estate
Construction	95,634	1,526	97,160	135,834	8,936	144,770
Agriculture	120,643	257	120,900	102,509	267	102,776
Commercial real estate other	1,503,385	226,772	1,730,157	1,431,690	241,605	1,673,295
Subtotal commercial real estate	1,719,662	228,555	1,948,217	1,670,033	250,808	1,920,841
Residential real estate
Home equity	211,179	33,530	244,709	209,277	37,737	247,014
Mortgages	1,001,630	23,726	1,025,356	947,378	25,423	972,801
Subtotal residential real estate	1,212,809	57,256	1,270,065	1,156,655	63,160	1,219,815
Consumer and other
Indirect	13,088	0	13,088	14,835	0	14,835
Consumer and other	46,274	896	47,170	44,393	826	45,219
Subtotal consumer and other	59,362	896	60,258	59,228	826	60,054
Leases	15,931	0	15,931	16,650	0	16,650
Total loans and leases	4,074,672	347,841	4,422,513	3,867,868	394,111	4,261,979
Less: unearned income and deferred costs and fees	(3,917)	0	(3,917)	(3,946)	0	(3,946)
Total loans and leases, net of unearned income and deferred costs and fees	$4,070,755	$347,841	$4,418,596	$3,863,922	$394,111	$4,258,033

Residential real estate loans, including home equity loans were $1.3 billion at June 30, 2017, up $50.3 million or 4.1% compared to December 31, 2016, and comprised 28.7% of total loans and leases at June 30, 2017. Growth in residential loan balances is impacted by the Company’s decision to retain these loans or sell them in the secondary market due to interest rate considerations. The Company’s Asset/Liability Committee meets regularly and establishes standards for selling and retaining residential real estate mortgage originations.

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

During the first six months of 2017 and 2016, the Company retained the vast majority of residential mortgage loans originated, selling only $0.5 million and $1.5 million, respectively, recognizing gains on these sales of $23,000 and $35,000, respectively. These residential real estate loans were sold without recourse in accordance with standard secondary market loan sale agreements. When residential mortgage loans are sold, the Company typically retains all servicing rights, which provides the Company with a source of fee income. Mortgage servicing rights totaled $0.7 million at June 30, 2017 and $0.8 million at December 31, 2016.

Commercial real estate loans and commercial and industrial loans totaled $1.9 billion and $1.1 billion, and represented 44.1% and 25.5%, respectively of total loans as of June 30, 2017. The commercial real estate portfolio was up 1.4% over year-end 2016, while commercial and industrial loans were up 8.0%. As of June 30, 2017, agriculturally-related loans totaled $209.9 million or 4.8% of total loans and leases, compared to $221.0 million or 5.2% of total loans and leases at December 31, 2016. Agriculturally-related loans include loans to dairy farms and cash and vegetable crop farms. Agriculturally-related loans are primarily made based on identified cash flows of the borrower with consideration given to underlying collateral, personal guarantees, and government related guarantees. Agriculturally-related loans are generally secured by the assets or property being financed or other business assets such as accounts receivable, livestock, equipment or commodities/crops.

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
The carrying value of acquired loans accounted for in accordance with this guidance was $16.6 million at June 30, 2017 as compared to $22.5 million at December 31, 2016. The carrying value of loans not exhibiting evidence of credit impairment at the time of the acquisition (i.e. loans outside of the scope of ASC 310-30) was $331.2 million at June 30, 2017, compared to $371.6 million at December 31, 2016.

The Company has adopted comprehensive lending policies, underwriting standards and loan review procedures. Management reviews these policies and procedures on a regular basis. The Company discussed its lending policies and underwriting guidelines for its various lending portfolios in Note 3 – “Loans and Leases” in the Notes to Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. There have been no significant changes in these policies and guidelines since the date of that report. Therefore, both new originations as well as those balances held at June 30, 2017, reflect these policies and guidelines. The Company’s Board of Directors approves the lending policies at least annually. The Company recognizes that exceptions to policy guidelines may occasionally occur and has established procedures for approving exceptions to these policy guidelines. Management has also implemented reporting systems to monitor loan originations, loan quality, concentrations of credit, loan delinquencies and nonperforming loans and potential problem loans.

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

(in thousands)	6/30/2017	12/31/2016	6/30/2016
Allowance for originated loans and leases
Commercial and industrial	$10,842	$9,389	$8,937
Commercial real estate	19,121	19,836	18,229
Residential real estate	5,761	5,149	4,486
Consumer and other	1,236	1,224	1,316
Total	$36,960	$35,598	$32,968

(in thousands)	6/30/2017	12/31/2016	6/30/2016
Allowance for acquired loans
Commercial and industrial	$50	$0	$47
Commercial real estate	87	97	65
Residential real estate	54	54	23
Consumer and other	6	6	22
Total	$197	$157	$157

As of June 30, 2017, the total allowance for loan and lease losses was $37.2 million, which increased by $1.4 million or 3.9% over year-end 2016. The increase in the allowance compared to year-end 2016 was mainly due to growth in the originated loan portfolio, which was up $206.8 million or 5.4% over year-end 2016. In addition, although most credit quality metrics remained relatively stable for the quarter, the level of Special Mention loans increased during the quarter to $39.0 million, up from $21.0 million at year-end 2016 and up from $21.2 million at June 30, 2016. The increase is largely related to the Company’s agricultural loan portfolio, which has been negatively impacted by lower milk prices over the past 12 months. Though lower prices have negatively impacted cash flow for this group of borrowers, payments on all of the loans in this portfolio were current as of June 30, 2017. The allowance for loan and lease losses covered 178.6% of nonperforming loans and leases as of June 30, 2017, compared to 164.98% at December 31, 2016, and 183.01% at June 30, 2016. The ratio of nonperforming loans and leases to total loans and leases was 0.47% at June 30, 2017 compared to 0.51% at December 31, 2016 and 0.45% at June 30, 2016.

The Company’s allowance for originated loan and lease losses totaled $37.0 million at June 30, 2017, which represented 0.91% of total originated loans, down from 0.92% at December 31, 2016, and down from 0.93% at June 30, 2016. Asset quality metrics in the originated portfolio continue to be favorable at June 30, 2017. Originated loans internally-classified as Special Mention, Substandard and Doubtful totaled $58.0 million at June 30, 2017, up from $40.8 million at year-end 2016 and up from $37.1 million at June 30, 2016. As stated above, the increase was in Special Mention loans in the Company's agricultural loan portfolio. Nonaccrual originated loans were $14.3 million as of June 30, 2017, unchanged from year-end 2016, and up from $11.0 million at June 30, 2016. Net charge-offs of originated loans were $86,000 for the six months ended June 30, 2017 compared to net charge-offs of $194,000 for the six months ended June 30, 2016.

The allowance for acquired loans at June 30, 2017 was $197,000, up $40,000 compared to both year-end 2016 and at June 30, 2016. As part of the determination of the fair value of acquired loans at the time of acquisition, the Company established a credit mark to provide for future credit losses in the acquired portfolio. To the extent that credit quality deteriorates subsequent to acquisition, such deterioration will result in the establishment of an allowance for the acquired portfolio. The amount of acquired loans internally-classified as Special Mention, Substandard and Doubtful totaled $9.3 million at June 30, 2017, down from $13.7 million at year-end 2016 and $14.5 million at June 30, 2016. Loan pay downs coupled with charge offs contributed to the decrease from June 30, 2016 and year-end 2016. Nonaccrual acquired loans were $2.9 million as of June 30, 2017 compared to $4.7 million at year-end 2016, and $4.8 million at June 30, 2016.  The acquired portfolio had net charge-offs of $257,000 for the six months ended June 30, 2017 compared to net charge-offs of $518,000 for the six months ended June 30, 2016.

Activity in the Company’s allowance for loan and lease losses during the first six months of 2017 and 2016 is illustrated in the table below.

Analysis of the Allowance for Originated Loan and Lease Losses
(in thousands)	6/30/2017	6/30/2016
Average originated loans outstanding during period	$3,931,211	$3,388,933
Balance of originated allowance at beginning of year	$35,598	$31,312
ORIGINATED LOANS CHARGED-OFF:
Commercial and industrial	77	451
Commercial real estate	21	12
Residential real estate	441	201
Consumer and other	530	361
Total loans charged-off	$1,069	$1,025
RECOVERIES OF ORIGINATED LOANS PREVIOUSLY CHARGED-OFF:
Commercial and industrial	130	107
Commercial real estate	452	420
Residential real estate	136	32
Consumer and other	265	272
Total loans recoveries	$983	$831
Net loans charged-off (recovered)	86	194
Additions to originated allowance charged to operations	1,448	1,850
Balance of originated allowance at end of period	$36,960	$32,968
Allowance for originated loans and leases as a percentage of originated loans and leases	0.91%	0.93%
Annualized net charge-offs (recoveries) on originated loans to average total originated loans and leases during the period	0.00%	0.01%

Analysis of the Allowance for Acquired Loan Losses
(in thousands)	6/30/2017	6/30/2016
Average acquired loans outstanding during period	$374,094	$449,278
Balance of acquired allowance at beginning of year	157	692
ACQUIRED LOANS CHARGED-OFF:
Commercial and industrial	74	387
Commercial real estate	73	182
Residential real estate	152	16
Consumer and other	1	93
Total loans charged-off	$300	$678
Commercial real estate	25	160
Residential real estate	12	0
Consumer and other	$6	$0
Total loans recovered	$43	$160
Net loans charged-off	257	518
Additions to acquired allowance charged to operations	297	(17)
Balance of acquired allowance at end of period	$197	$157
Allowance for acquired loans as a percentage of acquired loans outstanding acquired loans and leases	0.06%	0.03%
Annualized net charge-offs on acquired loans as a percentage of average acquired loans and leases outstanding during the period	0.14%	0.23%
Annualized total net charge-offs as a percentage of average loans and leases outstanding during the period	0.02%	0.04%

Net loan and lease chargeoffs totaled $343,000 for the six months ended June 30, 2017, compared to $712,000 for the same period in 2016. Annualized net chargeoffs were 0.02% of average total loans and leases, down compared to 0.04% for the same period in 2016. The most recent peer percentage is 0.06%.

The provision for loan and lease losses was $1.0 million and $1.7 million for the three and six months ended June 30, 2017, compared to $1.0 million and $1.8 million for the same periods in 2016.

Analysis of Past Due and Nonperforming Loans
(in thousands)	6/30/2017	12/31/2016	6/30/2016
Loans 90 days past due and accruing
Commercial and industrial	639	0	0
Residential real estate	0	0	89
Total loans 90 days past due and accruing	639	0	89
Nonaccrual loans
Commercial and industrial	1,880	738	206
Commercial real estate	5,688	9,076	7,493
Residential real estate	9,359	9,061	8,052
Consumer and other	260	166	88
Total nonaccrual loans	17,187	19,041	15,839
Troubled debt restructurings not included above	2,980	2,631	2,172
Total nonperforming loans and leases	20,806	21,672	18,100
Other real estate owned	2,331	908	1,001
Total nonperforming assets	$23,137	$22,580	$19,101
Allowance as a percentage of nonperforming loans and leases	178.59%	164.98%	183.01%
Total nonperforming loans and leases as percentage of total loans and leases	0.47%	0.51%	0.45%
Total nonperforming assets as percentage of total assets	0.36%	0.36%	0.32%

1 The June 30, 2017, December 31, 2016, and June 30, 2016 columns in the above table exclude $2.6 million, $2.6 million, and $1.9 million, respectively, of acquired loans that are 90 days past due and accruing interest.  These loans were originally recorded at fair value on the acquisition date of August 1, 2012.  These loans are considered to be accruing as we can reasonably estimate future cash flows on these acquired loans and we expect to fully collect the carrying value of these loans.  Therefore, we are accreting the difference between the carrying value of these loans and their expected cash flows into interest income.

Nonperforming assets include nonaccrual loans, troubled debt restructurings (“TDR”), and foreclosed real estate/other real estate owned. Nonperforming assets represented 0.36% of total assets at June 30, 2017, unchanged from December 31, 2016, and up from 0.32% at June 30, 2016. The Company’s ratio of nonperforming assets to total assets continues to compare favorably to our peer group’s most recent ratio of 0.55% at March 31, 2017. Total nonperforming assets of $23.1 million at June 30, 2017 were up$557,000 compared to December 31, 2016, and $ 4.0 million compared to June 30, 2016. During the first quarter of 2017, a larger commercial real estate loan moved from nonaccrual loans into other real estate owned, thus resulting in a decrease in nonperforming loans and leases compared to year end 2016. Total nonperforming loans and leases of $20.8 million were down $0.9 million or 4.0% from year end 2016, and up $2.7 million or 15.0% from June 30, 2016. A breakdown of nonperforming loans and leases by portfolio segment is shown above.

Loans are considered modified in a TDR when, due to a borrower’s financial difficulties, the Company makes a concession(s) to the borrower that it would not otherwise consider and the borrower could not obtain elsewhere. These modifications may include, among others, an extension of the term of the loan, and granting a period when interest-only payments can be made, with the principal payments made over the remaining term of the loan or at maturity. TDRs are included in the above table within the following categories: “loans 90 days past due and accruing”, “nonaccrual loans”, or “troubled debt restructurings not included above”. Loans in the latter category include loans that meet the definition of a TDR but are performing in accordance with the modified terms and therefore classified as accruing loans. At June 30, 2017 the Company had $8.1 million in TDRs, and of that total $5.1 million were reported as nonaccrual and $3.0 million were considered performing and included in the table above.

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

The Company’s recorded investment in loans and leases that are considered impaired totaled $14.9 million at June 30, 2017, compared to $18.6 million at December 31, 2016 and $16.5 million at June 30, 2016. A loan is impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impaired loans consist of our non-homogenous nonaccrual loans, and all TDRs. Specific reserves on individually identified impaired loans that are not collateral dependent are measured based on the present value of expected future cash flows discounted at the original effective interest rate of each loan. For loans that are collateral dependent, impairment is measured based on the fair value of the collateral less estimated selling costs, and such impaired amounts are generally charged off.

The year to date average recorded investment in impaired loans and leases was $17.1 million at June 30, 2017, compared to $16.2 million at June 30, 2016. At June 30, 2017, there was a specific reserve of $418,000 on impaired loans compared to $493,000 of specific reserves at December 31, 2016. The specific reserve of $418,000 at June 30, 2017 includes specific reserves of $293,000 for the originated portfolio, and specific reserves of $125,000 for the acquired portfolio. The majority of impaired loans are collateral dependent impaired loans that have limited exposure or require limited specific reserve because of the amount of collateral support with respect to these loans and previous charge-offs. Interest payments on impaired loans are typically applied to principal unless collectability of the principal amount is reasonably assured. In these cases, interest is recognized on a cash basis.

The ratio of the allowance to nonperforming loans and leases (loans past due 90 days and accruing, nonaccrual loans and restructured troubled debt) was 178.59% at June 30, 2017, improved from 164.98% at December 31, 2016, and down slightly from the 183.01% at June 30, 2016. The Company’s nonperforming loans and leases are mostly made up of collateral dependent impaired loans with limited exposure or require limited specific reserve due to the level of collateral available with respect to these loans and/or previous charge-offs.

Management reviews the loan portfolio continuously for evidence of potential problem loans and leases. Potential problem loans and leases are loans and leases that are currently performing in accordance with contractual terms, but where known information about possible credit problems of the related borrowers causes management to have doubt as to the ability of such borrowers to comply with the present loan payment terms and may result in such loans and leases becoming nonperforming at some time in the future. Management considers loans and leases classified as Substandard, which continue to accrue interest, to be potential problem loans and leases. The Company, through its internal loan review function, identified 30 commercial relationships from the originated portfolio and 15 commercial relationships from the acquired portfolio totaling $12.1 million and $6.2 million, respectively at June 30, 2017 that were potential problem loans. At December 31, 2016, the Company had identified 27 relationships totaling $7.6 million in the originated portfolio and 18 relationships totaling $8.4 million in the acquired portfolio that were potential problem loans. Of the 30 commercial relationships in the originated portfolio at June 30, 2017 that were Substandard, there were 4 relationships that equaled or exceeded $1.0 million, which in aggregate totaled $7.7 million, the largest of which was $3.1 million. Of the 15 commercial relationships from the acquired loan portfolio at June 30, 2017 that were Substandard, there was 1 relationship that equaled or exceeded $1.0 million, which in aggregate totaled $2.0 million. The Company continues to monitor these potential problem relationships; however, management cannot predict the extent to which continued weak economic conditions or other factors may further impact borrowers. These loans remain in a performing status due to a variety of factors, including payment history, the value of collateral supporting the credits, and personal or government guarantees. These factors, when considered in the aggregate, give management reason to believe that the current risk exposure on these loans does not warrant accounting for these loans as nonperforming. However, these loans do exhibit certain risk factors, which have the potential to cause them to become nonperforming. Accordingly, management’s attention is focused on these credits, which are reviewed on at least a quarterly basis.

Capital
Total equity was $576.9 million at June 30, 2017, an increase of $27.5 million or 5.0% from December 31, 2016. The increase reflects growth in retained earnings, additional paid-in capital, and a decrease in accumulated other comprehensive losses.

Additional paid-in capital increased by $5.1 million, from $357.4 million at December 31, 2016, to $362.6 million at June 30, 2017. The increase is primarily attributable to the following: $2.3 million related to shares issued under the employee stock ownership plan, $2.0 million related to shares issued in connection with the dividend reinvestment plan, and $1.4 million related to stock based compensation. Retained earnings increased by $19.0 million from $230.2 million at December 31, 2016, to $249.2 million at June 30, 2017, reflecting net income of $32.6 million less dividends paid of $13.6 million. Accumulated other comprehensive loss decreased from a net loss of $37.1 million at December 31, 2016, to a net loss of $33.6 million at June 30, 2017, reflecting a $3.0 million decrease in unrealized losses on available-for-sale securities due to changes in market rates, and a $0.5 million increase related to post-retirement benefit plans. In connection with the effectiveness of the Basel III Capital Rules on January 1, 2015, the Company elected to opt-out of the requirement to include most components of other comprehensive income in regulatory capital. Accordingly, amounts reported as accumulated other comprehensive income/loss related to net unrealized gain or loss on available-for-sale securities and the funded status of the Company’s defined benefit post-retirement benefit plans do not increase or reduce regulatory capital and are not included in the calculation of risk-based capital and leverage ratios.

Cash dividends paid in the first six months of 2017 totaled approximately $13.6 million, representing 41.8% of year to date 2017 earnings. Cash dividends of $0.90 per common share paid in the first six months of 2017 were up 2.3% over cash dividends of $0.88 per common share paid in the first six months of 2016.

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

The Company repurchased 22,356 shares under the 2014 Repurchase Plan during the first six months of 2016, at an average price of $52.18. As of June 30, 2017, the Company had not purchased any shares under the 2016 Repurchase Plan.

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

The following table provides a summary of the Company’s capital ratios as of June 30, 2017.

REGULATORY CAPITAL ANALYSIS
June 30, 2017	Actual		Well Capitalized Requirement
(dollar amounts in thousands)	Amount	Ratio	Amount	Ratio
Total Capital (to risk weighted assets)	$564,667	12.45%	$453,468	10.00%
Tier 1 Capital (to risk weighted assets)	$525,647	11.59%	$362,774	8.00%
Tier 1 Common Equity (to risk weighted assets)	$509,041	11.23%	$294,754	6.50%
Tier 1 Capital (to average assets)	$525,647	8.43%	$311,688	5.00%

On June 30, 2017, the Company’s capital ratios exceeded the minimum required capital ratios plus the required conservation buffer, the minimum required capital ratios plus the fully phased-in capital conservation buffer, and the minimum required capital ratios for well capitalized institutions. The capital levels required to be considered well capitalized, presented in the above table, are based upon prompt corrective action regulations, as amended to reflect the changes under Basel III Capital Rules.

Total capital as a percent of risk weighted assets increased to 12.5% at June 30, 2017, compared with 12.2% as of December 31, 2016. Tier 1 capital as a percent of risk weighted assets increased slightly from 11.4% at the end of 2016 to 11.6% as of June 30, 2017. Tier 1 capital as a percent of average assets was 8.4% at June 30, 2017, which is unchanged from December 31, 2016. Common equity tier 1 capital was 11.2% at the end of the second quarter of 2017, up slightly from 11.0% at the end of 2016.

On January 31, 2017, the Company redeemed all of the trust preferred of Tompkins Capital Trust I for an aggregate of $20.5 million, at a redemption price equal to 100% of the liquidation amount of the securities ($1,000 per security), plus any accrued and unpaid interest up to the redemption date.

As of June 30, 2017, the capital ratios for the Company’s subsidiary banks also exceeded the minimum required capital ratios plus the required conservation buffer, the minimum required capital ratios plus the fully phased-in capital conservation buffer, and the minimum required capital ratios for well capitalized institutions.

Deposits and Other Liabilities
Total deposits of $4.8 billion at June 30, 2017 increased $125.6 million or 2.7% from December 31, 2016. The increase from year-end 2016 was comprised mainly of increases in money market, savings and interest bearing checking deposits, which in aggregate were up $125.0 million. The growth in deposits reflects increases in municipal balances as well as both personal and business balances over year end.

The most significant source of funding for the Company is core deposits. The Company defines core deposits as total deposits less time deposits of $250,000 or more, brokered deposits and municipal money market deposits. Core deposits grew by $132.7 million or 3.5% to $3.9 billion at June 30, 2017, from $3.7 billion at year-end 2016. Core deposits represented 81.7% of total deposits at June 30, 2017, compared to 81.1% of total deposits at December 31, 2016.

Municipal money market savings accounts totaled $540.0 million at June 30, 2017 which was an increase of 6.2% compared to year-end 2016. In general, there is a seasonal pattern to municipal deposits starting with a low point during July and August. Account balances tend to increase throughout the fall and into the winter months from tax deposits and an additional inflow at the end of March from the electronic deposit of state funds.

The Company uses both retail and wholesale repurchase agreements. Retail repurchase agreements are arrangements with local customers of the Company, in which the Company agrees to sell securities to the customer with an agreement to repurchase those securities at a specified later date. Retail repurchase agreements totaled $50.4 million at June 30, 2017, and $59.1 million at December 31, 2016. Management generally views local repurchase agreements as an alternative to large time deposits.

The Company’s other borrowings totaled $952.0 million at June 30, 2017, up $67.2 million or 7.6% from $884.8 million at December 31, 2016. Borrowings increased due to seasonal deposit runoff. Borrowings at June 30, 2017 included $500.0 million in FHLB overnight advances, $440.0 million of FHLB term advances, and a $12.0 million advance from a bank. Borrowings at year-end 2016 included $503.8 million in overnight advances from FHLB, $365.0 million of FHLB term advances, and a $16.0 million advances from a bank. Of the $440.0 million in FHLB term advances at June 30, 2017, $260.0 million is due in over one year.

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

Core deposits, discussed above under “Deposits and Other Liabilities”, are a primary and low cost funding source obtained primarily through the Company’s branch network. In addition to core deposits, the Company uses non-core funding sources to support asset growth. These non-core funding sources include time deposits of $250,000 or more, brokered time deposits, national deposit listing services, municipal money market deposits, bank borrowings, securities sold under agreements to repurchase and overnight and term advances from the FHLB. Rates and terms are the primary determinants of the mix of these funding sources. Non-core funding sources of $1.9 billion at June 30, 2017 increased $41.4 million or 2.3% as compared to year end 2016. The increase in non-core funding sources reflects mainly an increase in term borrowings with the FHLB and municipal deposits, partially offset by a decrease in brokered deposits compared to year-end 2016. Non-core funding sources, as a percentage of total liabilities, were 32.0% at June 30, 2017, compared to 32.2% at December 31, 2016.

Non-core funding sources may require securities to be pledged against the underlying liability. Securities carried at $1.2 billion at June 30, 2017 and December 31, 2016, were either pledged or sold under agreements to repurchase. Pledged securities represented 78.8% of total securities at June 30, 2017, compared to 75.0% of total securities at December 31, 2016. The increase is attributable to the growth of deposits from municipal customers and the shift of investment balances into higher yielding loans.

Cash and cash equivalents totaled $78.2 million as of June 30, 2017 which increased from $64.0 million at December 31, 2016. Short-term investments, consisting of securities due in one year or less, increased from $25.5 million at December 31, 2016, to $44.7 million on June 30, 2017.

Cash flow from the loan and investment portfolios provides a significant source of liquidity. These assets may have stated maturities in excess of one year, but have monthly principal reductions. Total mortgage-backed securities, at fair value, were $801.0 million at June 30, 2017 compared with $810.0 million at December 31, 2016. Outstanding principal balances of residential mortgage loans, consumer loans, and leases totaled approximately $1.3 billion at June 30, 2017, unchanged compared with year end 2016. Aggregate amortization from monthly payments on these assets provides significant additional cash flow to the Company.

The Company's liquidity is enhanced by ready access to national and regional wholesale funding sources including Federal funds purchased, repurchase agreements, brokered certificates of deposit, and FHLB advances. Through its subsidiary banks, the Company has borrowing relationships with the FHLB and correspondent banks, which provide secured and unsecured borrowing capacity. At June 30, 2017, the unused borrowing capacity on established lines with the FHLB was $1.0 billion.

As members of the FHLB, the Company’s subsidiary banks can use certain unencumbered mortgage-related assets and securities to secure additional borrowings from the FHLB. At June 30, 2017, total unencumbered residential mortgage loans and securities were $370.3 million. Additional assets may also qualify as collateral for FHLB advances upon approval of the FHLB.

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

The Company’s Board of Directors has set a policy that interest rate risk exposure will remain within a range whereby net interest income will not decline by more than 10% in one year as a result of a 100 basis point parallel change in rates. Based upon the simulation analysis performed as of May 31, 2017, a 200 basis point parallel upward change in interest rates over a one-year time frame would result in a one-year decrease in net interest income from the base case of approximately 1.3%, while a 100 basis point parallel decline in interest rates over a one-year period would result in an decrease in one-year net interest income from the base case of 1.6%. The simulation assumes no balance sheet growth and no management action to address balance sheet mismatches.

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

In addition to the simulation analysis, management uses an interest rate gap measure. The table below is a Condensed Static Gap Report, which illustrates the anticipated repricing intervals of assets and liabilities as of June 30, 2017. The Company’s one-year net interest rate gap was a negative $507.7 million or 7.91% of total assets at June 30, 2017, compared with a negative $520.7 million or 8.35% of total assets at December 31, 2016. A negative gap position exists when the amount of interest-bearing liabilities maturing or repricing exceeds the amount of interest-earning assets maturing or repricing within a particular time period. This analysis suggests that the Company’s net interest income is moderately more vulnerable to an increasing rate environment than it is to a prolonged declining interest rate environment. An interest rate gap measure could be significantly affected by external factors such as a rise or decline in interest rates, loan or securities prepayments, and deposit withdrawals.

Condensed Static Gap – June 30, 2017			Repricing Interval
(in thousands)	Total	0-3 months	3-6 months	6-12 months	Cumulative 12 months

Interest-earning assets[1]	$6,039,413	$1,241,576	$235,349	$475,773	$1,952,698
Interest-bearing liabilities	4,489,226	1,961,850	171,596	326,923	2,460,369
Net gap position		(720,274)	63,753	148,850	(507,671)
Net gap position as a percentage of total assets		(11.23)%	0.99%	2.32%	(7.91)%

1 Balances of available securities are shown at amortized cost

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2017. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this Report on Form 10-Q, the Company’s disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2017, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

	Total Number of Shares Purchased (a)	Average Price Paid Per Share (b)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (c)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (d)

April 1, 2017 through April 30, 2017	1,469	$78.72	0	400,000

May 1, 2017 through May 31, 2017	5,560	83.97	0	400,000

June 1, 2017 through June 30, 2017	0	0	0	400,000

Total	7,029	$162.69	0	400,000

Included in the table above are 1,408 shares purchased on the open market in April 2017, at an average cost of $78.55, and 449 shares purchased on the open market in May 2017, at an average cost of $81.11, by the trustee of the rabbi trust established by the Company under the Company’s Stock Retainer Plan For Eligible Directors of Tompkins Financial Corporation and Participating Subsidiaries, which were part of the director deferred compensation under that plan. In addition, the table includes 61 shares in April 2017 and 5,111 shares in May 2017 delivered to the Company by employees at an average cost of $82.67 and $84.22; respectively, to satisfy mandatory tax withholding requirements upon the vesting of restricted stock under the Company's 2009 Equity Plan.

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

Date:	August 8, 2017

TOMPKINS FINANCIAL CORPORATION

By:	/S/ Stephen S. Romaine
Stephen S. Romaine
President and Chief Executive Officer
(Principal Executive Officer)

By:	/S/ Francis M. Fetsko
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

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, formatted in XBRL (eXtensible Business Reporting Language):  (i) Condensed Consolidated Statements of Condition as of June 30, 2017 and December 31, 2016; (ii) Condensed Consolidated Statements of Income for the three and six months ended June 30, 2017 and 2016; (iii) Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2017 and 2016; (iv) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2017 and 2016; (v) Condensed Consolidated Statements of Changes in Shareholders’ Equity for the six months ended June 30, 2017 and 2016; and (vi) Notes to Unaudited Condensed Consolidated Financial Statements.