Form 10-Q
period 2017-09-30
TOMPKINS FINANCIAL CORP
filed 2017-11-09
CIK 1005817

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐ No ☒.

Indicate the number of shares of the Registrant’s Common Stock outstanding as of the latest practicable date:

Class	Outstanding as of October 23, 2017
Common Stock, $0.10 par value	15,203,250 shares

TOMPKINS FINANCIAL CORPORATION

FORM 10-Q

TOMPKINS FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CONDITION

(In thousands, except share and per share data)	As of	As of
ASSETS	9/30/2017	12/31/2016
	(unaudited)	(audited)
Cash and noninterest bearing balances due from banks	$122,213	$62,074
Interest bearing balances due from banks	7,199	1,880
Cash and Cash Equivalents	129,412	63,954

Available-for-sale securities, at fair value (amortized cost of $1,413,238 at September 30, 2017 and $1,442,724 at December 31, 2016)	1,406,231	1,429,538
Held-to-maturity securities, at amortized cost (fair value of $142,007 at September 30, 2017 and $142,832 at December 31, 2016)	139,968	142,119
Originated loans and leases, net of unearned income and deferred costs and fees	4,167,254	3,863,922
Acquired loans and leases	323,259	394,111
Less: Allowance for loan and lease losses	38,038	35,755
Net Loans and Leases	4,452,475	4,222,278

Federal Home Loan Bank and other stock	40,310	43,133
Bank premises and equipment, net	79,940	70,016
Corporate owned life insurance	79,548	77,905
Goodwill	92,291	92,623
Other intangible assets, net	9,750	11,349
Accrued interest and other assets	94,135	83,841
Total Assets	$6,524,060	$6,236,756
LIABILITIES
Deposits:
Interest bearing:
Checking, savings and money market	2,747,345	2,518,318
Time	786,301	870,788
Noninterest bearing	1,410,298	1,236,033
Total Deposits	4,943,944	4,625,139

Federal funds purchased and securities sold under agreements to repurchase	73,874	69,062
Other borrowings	834,574	884,815
Trust preferred debentures	16,648	37,681
Other liabilities	65,152	70,654
Total Liabilities	$5,934,192	$5,687,351
EQUITY
Tompkins Financial Corporation shareholders’ equity:
Common Stock - par value $.10 per share: Authorized 25,000,000 shares; Issued: 15,238,354 at September 30, 2017; and 15,171,816 at December 31, 2016	1,524	1,517
Additional paid-in capital	364,150	357,414
Retained earnings	259,738	230,182
Accumulated other comprehensive loss	(32,715)	(37,109)
Treasury stock, at cost – 119,142 shares at September 30, 2017, and 117,997 shares at December 31, 2016	(4,348)	(4,051)
Total Tompkins Financial Corporation Shareholders’ Equity	588,349	547,953

Noncontrolling interests	1,519	1,452
Total Equity	$589,868	$549,405
Total Liabilities and Equity	$6,524,060	$6,236,756

See notes to unaudited condensed consolidated financial statements.

TOMPKINS FINANCIAL CORPORATION
 CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Nine Months Ended
(In thousands, except per share data) (Unaudited)	9/30/2017	9/30/2016	9/30/2017	9/30/2016
INTEREST AND DIVIDEND INCOME
Loans	$48,949	$43,057	$141,257	$125,378
Due from banks	9	2	15	5
Trading securities	0	62	0	220
Available-for-sale securities	7,415	6,683	22,384	21,498
Held-to-maturity securities	865	898	2,613	2,712
Federal Home Loan Bank and other stock	534	375	1,466	990
Total Interest and Dividend Income	57,772	51,077	167,735	150,803
INTEREST EXPENSE
Time certificates of deposits of $250,000 or more	457	402	1,364	1,214
Other deposits	2,679	2,291	7,508	6,764
Federal funds purchased and securities sold under agreements to repurchase	44	630	195	1,940
Trust preferred debentures	265	600	888	1,783
Other borrowings	3,327	1,837	8,445	4,840
Total Interest Expense	6,772	5,760	18,400	16,541
Net Interest Income	51,000	45,317	149,335	134,262
Less: Provision for loan and lease losses	402	782	2,147	2,615
Net Interest Income After Provision for Loan and Lease Losses	50,598	44,535	147,188	131,647
NONINTEREST INCOME
Insurance commissions and fees	7,682	7,729	21,892	22,808
Investment services income	3,862	3,735	11,544	11,355
Service charges on deposit accounts	2,125	2,203	6,337	6,559
Card services income	2,190	2,037	6,875	5,980
Mark-to-market loss on trading securities	0	(76)	0	(182)
Mark-to-market gain on liabilities held at fair value	0	77	0	227
Other income	1,766	1,745	5,667	4,819
(Loss) gain on sale of available-for-sale securities	(423)	455	(423)	926
Total Noninterest Income	17,202	17,905	51,892	52,492
NONINTEREST EXPENSES
Salaries and wages	20,931	19,801	60,868	58,123
Pension and other employee benefits	5,344	5,218	16,195	15,435
Net occupancy expense of premises	3,064	3,046	9,965	9,193
Furniture and fixture expense	1,585	1,707	4,819	4,973
FDIC insurance	620	783	1,775	2,388
Amortization of intangible assets	481	524	1,459	1,572
Other operating expense	9,858	9,245	29,738	27,534
Total Noninterest Expenses	41,883	40,324	124,819	119,218
Income Before Income Tax Expense	25,917	22,116	74,261	64,921
Income Tax Expense	8,491	6,945	24,127	20,601
Net Income attributable to Noncontrolling Interests and Tompkins Financial Corporation	17,426	15,171	50,134	44,320
Less: Net income attributable to noncontrolling interests	32	33	97	98
Net Income Attributable to Tompkins Financial Corporation	$17,394	$15,138	$50,037	$44,222
Basic Earnings Per Share	$1.14	$1.01	$3.30	$2.94
Diluted Earnings Per Share	$1.14	$1.00	$3.27	$2.92

See notes to unaudited condensed consolidated financial statements.

TOMPKINS FINANCIAL CORPORATION
 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended
(In thousands) (Unaudited)	9/30/2017	9/30/2016
Net income attributable to noncontrolling interests and Tompkins Financial Corporation	$17,426	$15,171
Other comprehensive income, net of tax:

Available-for-sale securities:
Change in net unrealized gain/loss during the period	426	(3,333)
Reclassification adjustment for net realized loss (gain) on sale of available-for-sale securities included in net income	254	(273)

Employee benefit plans:
Amortization of net retirement plan actuarial gain	227	201
Amortization of net retirement plan prior service (credit) cost	2	12

Other comprehensive income (loss)	909	(3,393)

Subtotal comprehensive income attributable to noncontrolling interests and Tompkins Financial Corporation	18,335	11,778
Less: Net income attributable to noncontrolling interests	(32)	(33)
Total comprehensive income attributable to Tompkins Financial Corporation	$18,303	$11,745

See notes to unaudited condensed consolidated financial statements.

 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Nine Months Ended
(In thousands) (Unaudited)	9/30/2017	9/30/2016
Net income attributable to noncontrolling interests and Tompkins Financial Corporation	$50,134	$44,320
Other comprehensive income, net of tax:

Available-for-sale securities:
Change in net unrealized gain during the period	3,454	14,260
Reclassification adjustment for net realized loss (gain) on sale of available-for-sale securities included in net income	254	(556)

Employee benefit plans:
Amortization of net retirement plan actuarial gain	679	602
Amortization of net retirement plan prior service cost	7	35

Other comprehensive income	4,394	14,341

Subtotal comprehensive income attributable to noncontrolling interests and Tompkins Financial Corporation	54,528	58,661
Less: Net income attributable to noncontrolling interests	(97)	(98)
Total comprehensive income attributable to Tompkins Financial Corporation	$54,431	$58,563

See notes to unaudited condensed consolidated financial statements.

TOMPKINS FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
(In thousands) (Unaudited)	9/30/2017	9/30/2016
OPERATING ACTIVITIES
Net income attributable to Tompkins Financial Corporation	$50,037	$44,222
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	2,147	2,615
Depreciation and amortization of premises, equipment, and software	5,666	5,049
Amortization of intangible assets	1,459	1,572
Earnings from corporate owned life insurance	(1,644)	(1,615)
Net amortization on securities	7,884	8,214
Amortization/accretion related to purchase accounting	(2,060)	(2,320)
Mark-to-market loss on trading securities	0	182
Mark-to-market gain on liabilities held at fair value	0	(227)
Net loss (gain) on securities transactions	423	(926)
Net gain on sale of loans originated for sale	(39)	(57)
Proceeds from sale of loans originated for sale	2,249	2,018
Loans originated for sale	(2,409)	(1,661)
Net (gain) loss on sale of bank premises and equipment	(19)	18
Net excess tax benefit from stock based compensation	299	607
Stock-based compensation expense	2,120	1,715
Increase in accrued interest receivable	(3,081)	(927)
Increase (decrease) in accrued interest payable	29	(111)
Proceeds from sales of trading securities	0	1,397
Proceeds from maturities and payments of trading securities	0	5,781
Contribution to pension plan	(1,750)	(1,300)
Other, net	(6,126)	466
Net Cash Provided by Operating Activities	55,185	64,712
INVESTING ACTIVITIES
Proceeds from maturities, calls and principal paydowns of available-for-sale securities	125,761	188,137
Proceeds from sales of available-for-sale securities	23,828	84,270
Proceeds from maturities, calls and principal paydowns of held-to-maturity securities	6,626	8,411
Purchases of available-for-sale securities	(128,118)	(241,991)
Purchases of held-to-maturity securities	(4,768)	(7,277)
Net increase in loans	(230,739)	(317,012)
Net decrease (increase) in Federal Home Loan Bank stock	2,823	(4,277)
Proceeds from sale of bank premises and equipment	85	72
Purchases of bank premises, equipment and software	(23,208)	(8,049)
Net cash used in acquisition	0	(218)
Other, net	1,104	123
Net Cash Used in Investing Activities	(226,606)	(297,811)
FINANCING ACTIVITIES
Net increase in demand, money market, and savings deposits	403,292	272,700
Net (decrease) increase in time deposits	(83,667)	23,283
Net increase (decrease) in Federal funds purchased and securities sold under agreements to repurchase	4,812	(59,137)
Increase in other borrowings	468,749	536,301
Repayment of other borrowings	(518,991)	(401,359)
Redemption of trust preferred debentures	(21,161)	0
Cash dividends	(20,481)	(19,825)
Repurchase of common stock	0	(1,166)
Shares issued for dividend reinvestment plan	2,872	2,237
Shares issued for employee stock ownership plan	2,296	1,938
Net shares issued related to restricted stock awards	(561)	(420)
Net proceeds from exercise of stock options	(281)	(124)
Net Cash Provided by Financing Activities	236,879	354,428
Net Increase in Cash and Cash Equivalents	65,458	121,329
Cash and cash equivalents at beginning of period	63,954	58,257
Total Cash & Cash Equivalents at End of Period	$129,412	$179,586

See notes to unaudited condensed consolidated financial statements.

TOMPKINS FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended
(In thousands) (Unaudited)	9/30/2017	9/30/2016
Supplemental Information:
Cash paid during the year for - Interest	$19,192	$17,641
Cash paid during the year for - Taxes	13,801	17,746
Transfer of loans to other real estate owned	2,693	1,179

See notes to unaudited condensed consolidated financial statements.

TOMPKINS FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

(In thousands except share and per share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Non- controlling Interests	Total
Balances at January 1, 2016	$1,502	$350,823	$197,445	$(31,001)	$(3,755)	$1,452	$516,466
Net income attributable to noncontrolling interests and Tompkins Financial Corporation			44,222			98	44,320
Other comprehensive income				14,341			14,341
Total Comprehensive Income							58,661
Cash dividends ($1.32 per share)			(19,825)				(19,825)
Net exercise of stock options (19,018 shares)	2	(126)					(124)
Stock-based compensation expense		1,715					1,715
Common stock repurchased and returned to unissued status (22,356 shares)	(2)	(1,164)					(1,166)
Shares issued for employee stock ownership plan (31,435 shares)	3	1,935					1,938
Directors deferred compensation plan ((77) shares)		157			(157)		0
Common stock issued for purchase acquisition (32,553 shares)	3	1,705					1,708
Restricted stock activity ((17,504) shares)	(2)	(418)					(420)
Shares issued for dividend reinvestment plan (33,124 shares)	3	2,234					2,237
Balances at September 30, 2016	$1,509	$356,861	$221,842	$(16,660)	$(3,912)	$1,550	$561,190

Balances at January 1, 2017	$1,517	$357,414	$230,182	$(37,109)	$(4,051)	$1,452	$549,405
Net income attributable to noncontrolling interests and Tompkins Financial Corporation			50,037			97	50,134
Other comprehensive income				4,394			4,394
Total Comprehensive Income							54,528
Cash dividends ($1.35 per share)			(20,481)				(20,481)
Net exercise of stock options (12,677 shares)	1	(282)					(281)
Shares issued for dividend reinvestment plan (34,750 shares)	4	2,868					2,872
Stock-based compensation expense		2,120					2,120
Shares issued for employee stock ownership plan (27,412 shares)	3	2,293					2,296
Directors deferred compensation plan (1,145 shares)		297			(297)		0
Restricted stock activity ((8,301) shares)	(1)	(560)					(561)
Partial repurchase of noncontrolling interest						(30)	(30)
Balances at September 30, 2017	$1,524	$364,150	$259,738	$(32,715)	$(4,348)	$1,519	$589,868

See notes to unaudited condensed consolidated financial statements

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Business

Tompkins Financial Corporation (“Tompkins” or the “Company”) is headquartered in Ithaca, New York and is registered as a Financial Holding Company with the Federal Reserve Board under the Bank Holding Company Act of 1956, as amended. The Company is a locally oriented, community-based financial services organization that offers a full array of products and services, including commercial and consumer banking, leasing, trust and investment management, financial planning and wealth management, and insurance services. At September 30, 2017, the Company’s subsidiaries included: four wholly-owned banking subsidiaries, Tompkins Trust Company (the “Trust Company”), The Bank of Castile (DBA Tompkins Bank of Castile), Mahopac Bank (formerly known as Mahopac National Bank, DBA Tompkins Mahopac Bank), VIST Bank (DBA Tompkins VIST Bank); and a wholly-owned insurance agency subsidiary, Tompkins Insurance Agencies, Inc. (“Tompkins Insurance”). The trust division of the Trust Company provides a full array of investment services, including investment management, trust and estate, financial and tax planning as well as life, disability and long-term care insurance services. The Company’s principal offices are located at The Commons, Ithaca, New York, 14851, and its telephone number is (888) 503-5753. The Company’s common stock is traded on the NYSE American, LLC under the Symbol “TMP.”

As a registered financial holding company, the Company is regulated under the Bank Holding Company Act of 1956 (“BHC Act”), as amended and is subject to examination and comprehensive regulation by the Federal Reserve Board (“FRB”). The Company is also subject to the jurisdiction of the Securities and Exchange Commission (“SEC”) and is subject to disclosure and regulatory requirements under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended. The Company is subject to the rules of the NYSE American, LLC for listed companies.

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

3. Accounting Standards Updates

ASU 2014-09, “Revenue from Contracts with Customers (Topic 606).” ASU 2014-09 implements a common revenue standard that clarifies the principles for recognizing revenue. The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply the following steps: (i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract and (v) recognize revenue when (or as) the entity satisfies a performance obligation. ASU 2014-09 was originally going to be effective for us on January 1, 2017; however, the FASB issued ASU 2015-14, “Revenue from Contracts with Customers (Topic 606) - Deferral of the Effective Date" which deferred the effective date of ASU 2014-09 by one year to January 1, 2018. The majority of Tompkins’ revenue is comprised of net interest income on financial assets and financial liabilities, which is explicitly excluded from the scope of ASU 2014-09. With respect to noninterest income, the Company has identified revenue streams within the scope of the guidance, and is performing an evaluation of the underlying revenue contracts potentially affected by this guidance, including insurance commissions and fees, trust and wealth management fees, deposit related fees, and interchange fees. While Tompkins does not expect these changes to have a significant impact on the Company’s consolidated financial statements, Tompkins is still in the process of completing its review. The Company expects that this standard will require enhanced monitoring and tracking of affected contracts. The Company plans to adopt the standard in the first quarter of 2018 with a cumulative effect adjustment to opening retained earnings, if such adjustment is deemed to be significant.

ASU 2016-01, “Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.” ASU 2016-01, among other things, (i) requires equity investments, with certain exceptions, to be measured at fair value with changes in fair value recognized in net income, (ii) simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment, (iii) eliminates the requirement for public business entities to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet, (iv) requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, (v) requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments, (vi) requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or the accompanying notes to the financial statements and (viii) clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale. ASU 2016-01 will be effective for us on January 1, 2018 and is not expected to have a significant impact on our consolidated financial statements.

ASU 2016-02,“Leases (Topic 842).” ASU 2016-02 will, among other things, require lessees to recognize a lease liability, which is a lessee‘s obligation to make lease payments arising from a lease, measured on a discounted basis; and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. ASU 2016-02 does not significantly change lease accounting requirements applicable to lessors; however, certain changes were made to align, where necessary, lessor accounting with the lessee accounting model and ASC Topic 606, “Revenue from Contracts with Customers.” ASU 2016-2 will be effective for Tompkins on January 1, 2019 and will require transition using a modified retrospective approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The Company occupies certain banking offices and uses certain equipment under noncancelable operating lease agreements, which currently are not reflected in its consolidated statement of condition. Tompkins is preparing an inventory of its leases and evaluating the impact of this ASU on these leases. Upon adoption of the guidance, the Company expects to report increased assets and increased liabilities as a result of recognizing right-of-use assets and lease liabilities on its consolidated statement of condition. Tompkins is currently evaluating the extent of the impact that the adoption of this ASU will have on our consolidated financial statements.

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

ASU 2016-15, “Statement of Cash Flows (Topic 230) - Classification of Certain Cash Receipts and Cash Payments.” ASU 2016-15 provides guidance related to certain cash flow issues in order to reduce the current and potential future diversity in practice. ASU 2016-15 will be effective for us on January 1, 2018. Tompkins is currently evaluating the potential impact of ASU 2016-15 on our consolidated financial statements.

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

4. Securities

Available-for-Sales Securities
The following table summarizes available-for-sale securities held by the Company at September 30, 2017:

	Available-for-Sale Securities
September 30, 2017	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(in thousands)
Obligations of U.S. Government sponsored entities	$532,958	$2,466	$1,222	$534,202
Obligations of U.S. states and political subdivisions	91,771	558	286	92,043
Mortgage-backed securities – residential, issued by
U.S. Government agencies	145,470	903	1,700	144,673
U.S. Government sponsored entities	639,454	1,561	8,869	632,146
Non-U.S. Government agencies or sponsored entities	85	0	0	85
U.S. corporate debt securities	2,500	0	338	2,162
Total debt securities	1,412,238	5,488	12,415	1,405,311
Equity securities	1,000	0	80	920
Total available-for-sale securities	$1,413,238	$5,488	$12,495	$1,406,231

 The following table summarizes available-for-sale securities held by the Company at December 31, 2016:

	Available-for-Sale Securities
December 31, 2016	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(in thousands)
Obligations of U.S. Government sponsored entities	$527,057	$2,873	$2,303	$527,627
Obligations of U.S. states and political subdivisions	89,910	286	1,140	89,056
Mortgage-backed securities – residential, issued by
U.S. Government agencies	159,417	1,081	2,272	158,226
U.S. Government sponsored entities	662,724	1,993	13,287	651,430
Non-U.S. Government agencies or sponsored entities	116	0	0	116
U.S. corporate debt securities	2,500	0	338	2,162
Total debt securities	1,441,724	6,233	19,340	1,428,617
Equity securities	1,000	0	79	921
Total available-for-sale securities	$1,442,724	$6,233	$19,419	$1,429,538

Held-to-Maturity Securities
The following table summarizes held-to-maturity securities held by the Company at September 30, 2017:

	Held-to-Maturity Securities
September 30, 2017	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(in thousands)
Obligations of U.S. Government sponsored entities	$131,805	$1,941	$41	$133,705
Obligations of U.S. states and political subdivisions	8,163	143	4	8,302
Total held-to-maturity debt securities	$139,968	$2,084	$45	$142,007

The following table summarizes held-to-maturity securities held by the Company at December 31, 2016:

	Held-to-Maturity Securities
December 31, 2016	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(in thousands)
Obligations of U.S. Government sponsored entities	$132,098	$804	$283	$132,619
Obligations of U.S. states and political subdivisions	10,021	195	3	10,213
Total held-to-maturity debt securities	$142,119	$999	$286	$142,832

The Company may from time to time sell investment securities from its available-for-sale portfolio. Realized gains on available-for-sale securities were $3,000 for the three and nine months ended September 30, 2017 and $455,000 and $$926,000 for the same periods during 2016. Realized losses on available-for-sale securities were $426,000 for the three and nine months ended September 30, 2017 and $0 for the same periods during 2016. The sales of available-for-sale investment securities were the result of general investment portfolio and interest rate risk management.

The following table summarizes available-for-sale securities that had unrealized losses at September 30, 2017:

	Less than 12 Months		12 Months or Longer		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of U.S. Government sponsored entities	$130,038	$1,109	$7,446	$113	$137,484	$1,222
Obligations of U.S. states and political subdivisions	20,411	185	12,029	101	32,440	286

Mortgage-backed securities – residential, issued by
U.S. Government agencies	62,581	682	55,561	1,018	118,142	1,700
U.S. Government sponsored entities	300,477	2,794	242,432	6,075	542,909	8,869
U.S. corporate debt securities	0	0	2,163	338	2,163	338
Equity securities	0	0	920	80	920	80
Total available-for-sale securities	$513,507	$4,770	$320,551	$7,725	$834,058	$12,495

The following table summarizes available-for-sale securities that had unrealized losses at December 31, 2016:

	Less than 12 Months		12 Months or Longer		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of U.S. Government sponsored entities	$208,940	$2,303	$0	$0	$208,940	$2,303
Obligations of U.S. states and political subdivisions	58,852	1,139	751	1	59,603	1,140

Mortgage-backed securities – residential, issued by
U.S. Government agencies	98,307	1,570	22,376	702	120,683	2,272
U.S. Government sponsored entities	463,009	8,933	123,915	4,354	586,924	13,287
U.S. corporate debt securities	0	0	2,162	338	2,162	338
Equity securities	0	0	921	79	921	79
Total available-for-sale securities	$829,108	$13,945	$150,125	$5,474	$979,233	$19,419

The following table summarizes held-to-maturity securities that had unrealized losses at September 30, 2017.

	Less than 12 Months		12 Months or Longer		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of U.S. Government sponsored entities	$4,959	$41	$0	$0	$4,959	$41

Obligations of U.S. states and political subdivisions	1,121	4	0	0	1,121	4
Total held-to-maturity securities	$6,080	$45	$0	$0	$6,080	$45

The following table summarizes held-to-maturity securities that had unrealized losses at December 31, 2016.

	Less than 12 Months		12 Months or Longer		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of U.S. Government sponsored entities	$40,802	$283	$0	$0	$40,802	$283

Obligations of U.S. states and political subdivisions	2,567	3	0	0	2,567	3
Total held-to-maturity securities	$43,369	$286	$0	$0	$43,369	$286

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

The Company does not intend to sell other-than-temporarily impaired investment securities that are in an unrealized loss position until recovery of unrealized losses (which may be until maturity), and it is not more-likely-than not that the Company will be required to sell the investment securities, before recovery of their amortized cost basis, which may be at maturity. Accordingly, as of September 30, 2017, and December 31, 2016, management has determined that the unrealized losses detailed in the tables above are not other-than-temporary.

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

As a result of the other-than-temporarily impairment review process, the Company does not consider any investment security held at September 30, 2017 to be other-than-temporarily impaired.

The amortized cost and estimated fair value of debt securities by contractual maturity are shown in the following table. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Mortgage-backed securities are shown separately since they are not due at a single maturity date.

September 30, 2017
(in thousands)	Amortized Cost	Fair Value
Available-for-sale securities:
Due in one year or less	$32,167	$32,279
Due after one year through five years	403,739	405,216
Due after five years through ten years	172,316	172,276
Due after ten years	19,007	18,636
Total	627,229	628,407
Mortgage-backed securities	785,009	776,904
Total available-for-sale debt securities	$1,412,238	$1,405,311

December 31, 2016
(in thousands)	Amortized Cost	Fair Value
Available-for-sale securities:
Due in one year or less	$17,878	$18,034
Due after one year through five years	376,777	378,631
Due after five years through ten years	210,985	208,999
Due after ten years	13,827	13,181
Total	619,467	618,845
Mortgage-backed securities	822,257	809,772
Total available-for-sale debt securities	$1,441,724	$1,428,617

September 30, 2017
(in thousands)	Amortized Cost	Fair Value
Held-to-maturity securities:
Due in one year or less	$6,483	$6,495
Due after one year through five years	42,080	42,764
Due after five years through ten years	91,405	92,748
Total held-to-maturity debt securities	$139,968	$142,007

December 31, 2016
(in thousands)	Amortized Cost	Fair Value
Held-to-maturity securities:
Due in one year or less	$7,452	$7,469
Due after one year through five years	27,480	27,866
Due after five years through ten years	107,187	107,497
Due after ten years	0	0
Total held-to-maturity debt securities	$142,119	$142,832

The Company also holds non-marketable Federal Home Loan Bank New York (“FHLBNY”) stock, non-marketable Federal Home Loan Bank Pittsburgh (“FHLBPITT”) stock and non-marketable Atlantic Community Bankers Bank stock ("ACBB"), all of which are required to be held for regulatory purposes and for borrowing availability. The required investment in FHLB stock is tied to the Company’s borrowing levels with the FHLB. Holdings of FHLBNY stock, FHLBPITT stock, and ACBB stock totaled $26.6 million, $13.6 million and $95,000 at September 30, 2017, respectively. These securities are carried at par, which is also cost. The FHLBNY and FHLBPITT continue to pay dividends and repurchase stock. Quarterly, we evaluate our investment in the FHLB for impairment. We evaluate recent and long-term operating performance, liquidity, funding and capital positions, stock repurchase history, dividend history and impact of legislative and regulatory changes. Based on our most recent evaluation, as of September 30, 2017, we have determined that no impairment write-downs are currently required.

5. Loans and Leases
Loans and Leases at September 30, 2017 and December 31, 2016 were as follows:

	9/30/2017			12/31/2016
(in thousands)	Originated	Acquired	Total Loans and Leases	Originated	Acquired	Total Loans and Leases
Commercial and industrial
Agriculture	$91,054	$0	$91,054	$118,247	$0	$118,247
Commercial and industrial other	895,348	53,484	948,832	847,055	79,317	926,372
Subtotal commercial and industrial	986,402	53,484	1,039,886	965,302	79,317	1,044,619
Commercial real estate
Construction	217,218	1,526	218,744	135,834	8,936	144,770
Agriculture	122,304	257	122,561	102,509	267	102,776
Commercial real estate other	1,537,194	212,646	1,749,840	1,431,690	241,605	1,673,295
Subtotal commercial real estate	1,876,716	214,429	2,091,145	1,670,033	250,808	1,920,841
Residential real estate
Home equity	213,570	31,305	244,875	209,277	37,737	247,014
Mortgages	1,017,205	23,167	1,040,372	947,378	25,423	972,801
Subtotal residential real estate	1,230,775	54,472	1,285,247	1,156,655	63,160	1,219,815
Consumer and other
Indirect	12,632	0	12,632	14,835	0	14,835
Consumer and other	48,928	874	49,802	44,393	826	45,219
Subtotal consumer and other	61,560	874	62,434	59,228	826	60,054
Leases	15,522	0	15,522	16,650	0	16,650
Total loans and leases	4,170,975	323,259	4,494,234	3,867,868	394,111	4,261,979
Less: unearned income and deferred costs and fees	(3,721)	0	(3,721)	(3,946)	0	(3,946)
Total loans and leases, net of unearned income and deferred costs and fees	$4,167,254	$323,259	$4,490,513	$3,863,922	$394,111	$4,258,033

The outstanding principal balance and the related carrying amount of the Company’s loans acquired in the VIST Bank acquisition are as follows at September 30, 2017 and December 31, 2016:

(in thousands)	9/30/2017	12/31/2016
Acquired Credit Impaired Loans
Outstanding principal balance	$19,521	$26,237
Carrying amount	14,646	22,517

Acquired Non-Credit Impaired Loans
Outstanding principal balance	311,191	375,471
Carrying amount	308,613	371,594

Total Acquired Loans
Outstanding principal balance	330,712	401,708
Carrying amount	323,259	394,111

The Company has adopted comprehensive lending policies, underwriting standards and loan review procedures. Management reviews these policies and procedures on a regular basis. The Company discussed its lending policies and underwriting guidelines for its various lending portfolios in Note 3 – “Loans and Leases” in the Notes to Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. There have been no significant changes in these policies and guidelines since the date of that report. As such, these policies are reflective of new originations as well as those balances held at September 30, 2017. The Company’s Board of Directors approves the lending policies at least annually. The Company recognizes that exceptions to policy guidelines may occasionally occur and has established procedures for approving exceptions to these policy guidelines. Management has also implemented reporting systems to monitor loan origination, loan quality, concentrations of credit, loan delinquencies and nonperforming loans and potential problem loans.

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

The below table is an age analysis of past due loans, segregated by originated and acquired loan and lease portfolios, and by class of loans, as of September 30, 2017 and December 31, 2016.

September 30, 2017
(in thousands)	30-89 days	90 days or more	Current Loans	Total Loans	90 days and accruing1	Nonaccrual
Originated Loans and Leases
Commercial and industrial
Agriculture	$0	$0	$91,054	$91,054	$0	$0
Commercial and industrial other	1,009	1,109	893,230	895,348	0	2,367
Subtotal commercial and industrial	1,009	1,109	984,284	986,402	0	2,367
Commercial real estate
Construction	0	0	217,218	217,218	0	0
Agriculture	14	0	122,290	122,304	0	0
Commercial real estate other	1,014	3,547	1,532,633	1,537,194	0	4,237
Subtotal commercial real estate	1,028	3,547	1,872,141	1,876,716	0	4,237
Residential real estate
Home equity	653	113	212,804	213,570	0	1,454
Mortgages	2,349	3,005	1,011,851	1,017,205	0	7,223
Subtotal residential real estate	3,002	3,118	1,224,655	1,230,775	0	8,677
Consumer and other
Indirect	381	233	12,018	12,632	0	356
Consumer and other	147	30	48,751	48,928	0	30
Subtotal consumer and other	528	263	60,769	61,560	0	386
Leases	0	0	15,522	15,522	0	0
Total loans and leases	5,567	8,037	4,157,371	4,170,975	0	15,667
Less: unearned income and deferred costs and fees	0	0	(3,721)	(3,721)	0	0
Total originated loans and leases, net of unearned income and deferred costs and fees	$5,567	$8,037	$4,153,650	$4,167,254	$0	$15,667
Acquired Loans and Leases
Commercial and industrial
Commercial and industrial other	881	28	52,575	53,484	28	0
Subtotal commercial and industrial	881	28	52,575	53,484	28	0
Commercial real estate
Construction	0	0	1,526	1,526	0	0
Agriculture	0	0	257	257	0	0
Commercial real estate other	777	1,523	210,346	212,646	578	944
Subtotal commercial real estate	777	1,523	212,129	214,429	578	944
Residential real estate
Home equity	835	957	29,513	31,305	166	1,009
Mortgages	358	1,618	21,191	23,167	534	1,199
Subtotal residential real estate	1,193	2,575	50,704	54,472	700	2,208
Consumer and other
Consumer and other	6	0	868	874	0	0
Subtotal consumer and other	6	0	868	874	0	0
Total acquired loans and leases, net of unearned income and deferred costs and fees	$2,857	$4,126	$316,276	$323,259	$1,306	$3,152

December 31, 2016
(in thousands)	30-89 days	90 days or more	Current Loans	Total Loans	90 days and accruing[1]	Nonaccrual
Originated loans and leases
Commercial and industrial
Agriculture	$0	$0	$118,247	$118,247	$0	$0
Commercial and industrial other	1,312	281	845,462	847,055	0	526
Subtotal commercial and industrial	1,312	281	963,709	965,302	0	526
Commercial real estate
Construction	0	0	135,834	135,834	0	0
Agriculture	17	0	102,492	102,509	0	162
Commercial real estate other	2,546	3,071	1,426,073	1,431,690	0	5,988
Subtotal commercial real estate	2,563	3,071	1,664,399	1,670,033	0	6,150
Residential real estate
Home equity	433	1,954	206,890	209,277	0	2,016
Mortgages	1,749	3,244	942,385	947,378	0	5,442
Subtotal residential real estate	2,182	5,198	1,149,275	1,156,655	0	7,458
Consumer and other
Indirect	444	376	14,015	14,835	0	166
Consumer and other	193	8	44,192	44,393	0	0
Subtotal consumer and other	637	384	58,207	59,228	0	166
Leases	0	0	16,650	16,650	0	0
Total loans and leases	6,694	8,934	3,852,240	3,867,868	0	14,300
Less: unearned income and deferred costs and fees	0	0	(3,946)	(3,946)	0	0
Total originated loans and leases, net of unearned income and deferred costs and fees	$6,694	$8,934	$3,848,294	$3,863,922	$0	$14,300
Acquired loans and leases
Commercial and industrial
Commercial and industrial other	12	87	79,218	79,317	40	212
Subtotal commercial and industrial	12	87	79,218	79,317	40	212
Commercial real estate
Construction	0	0	8,936	8,936	0	0
Agriculture	0	0	267	267	0	0
Commercial real estate other	1,461	3,952	236,192	241,605	1,402	2,926
Subtotal commercial real estate	1,461	3,952	245,395	250,808	1,402	2,926
Residential real estate
Home equity	251	637	36,849	37,737	185	663
Mortgages	829	1,651	22,943	25,423	930	940
Subtotal residential real estate	1,080	2,288	59,792	63,160	1,115	1,603
Consumer and other
Consumer and other	0	0	826	826	0	0
Subtotal consumer and other	0	0	826	826	0	0
Total acquired loans and leases, net of unearned income and deferred costs and fees	$2,553	$6,327	$385,231	$394,111	$2,557	$4,741
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

Since the methodology is based upon historical experience and trends as well as management’s judgment, factors may arise that result in different estimates. Significant factors that could give rise to changes in these estimates may include, but are not limited to, changes in economic conditions in the local area, concentration of risk, changes in interest rates, and declines in local property values. While management’s evaluation of the allowance as of September 30, 2017, considers the allowance to be appropriate, under adversely different conditions or assumptions, the Company would need to increase or decrease the allowance.

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

The following tables detail activity in the allowance for loan and lease losses segregated by originated and acquired loan and lease portfolios and by portfolio segment for the three and nine months ended September 30, 2017 and 2016. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

Three months ended September 30, 2017
(in thousands)	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer and Other	Finance Leases	Total
Allowance for originated loans and leases
Beginning balance	$10,842	$19,121	$5,761	$1,236	$0	$36,960

Charge-offs	(85)	0	(41)	(212)	0	(338)
Recoveries	(18)	264	33	71	0	350
Provision (credit)	951	70	(262)	172	0	931
Ending Balance	$11,690	$19,455	$5,491	$1,267	$0	$37,903

Three months ended September 30, 2017
(in thousands)	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer and Other	Finance Leases	Total
Allowance for acquired loans
Beginning balance	$50	$87	$54	$6	$0	$197

Charge-offs	0	(10)	(34)	(1)	0	(45)
Recoveries	0	499	12	1	0	512
Provision (credit)	(50)	(501)	22	0	0	(529)
Ending Balance	$0	$75	$54	$6	$0	$135

Three months ended September 30, 2016
(in thousands)	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer and Other	Finance Leases	Total
Allowance for originated loans and leases
Beginning balance	$8,937	$18,229	$4,486	$1,316	$0	$32,968

Charge-offs	(133)	0	(19)	(94)	0	(246)
Recoveries	110	216	17	23	0	366
Provision (credit)	340	331	223	(26)	0	868
Ending Balance	$9,254	$18,776	$4,707	$1,219	$0	$33,956

Three months ended September 30, 2016
(in thousands)	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer and Other	Covered Loans	Total
Allowance for acquired loans
Beginning balance	$47	$65	$23	$22	$0	$157

Charge-offs	(12)	0	(19)	0	0	(31)
Recoveries	20	96	0	0	0	116
Provision (credit)	(55)	(84)	53	0	0	(86)
Ending Balance	$0	$77	$57	$22	$0	$156

Nine months ended September 30, 2017
(in thousands)	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer and Other	Finance Leases	Total
Allowance for originated loans and leases
Beginning balance	$9,389	$19,836	$5,149	$1,224	$0	$35,598

Charge-offs	(162)	(21)	(483)	(742)	0	(1,408)
Recoveries	112	717	169	336	0	1,334
Provision (credit)	2,351	(1,077)	656	449	0	2,379
Ending Balance	$11,690	$19,455	$5,491	$1,267	$0	$37,903

Nine months ended September 30, 2017
(in thousands)	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer and Other	Covered Loans	Total
Allowance for acquired loans
Beginning balance	$0	$97	$54	$6	$0	$157

Charge-offs	(74)	(84)	(186)	(1)	0	(345)
Recoveries	0	524	24	7	0	555
Provision (credit)	74	(462)	162	(6)	0	(232)
Ending Balance	$0	$75	$54	$6	$0	$135

Nine months ended September 30, 2016
(in thousands)	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer and Other	Finance Leases	Total
Allowance for originated loans and leases
Beginning balance	$10,495	$15,479	$4,070	$1,268	$0	$31,312

Charge-offs	(584)	(12)	(220)	(455)	0	(1,271)
Recoveries	217	636	49	295	0	1,197
Provision (credit)	(874)	2,673	808	111	0	2,718
Ending Balance	$9,254	$18,776	$4,707	$1,219	$0	$33,956

Nine months ended September 30, 2016
(in thousands)	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer and Other	Covered Loans	Total
Allowance for acquired loans
Beginning balance	$433	$61	$198	$0	$0	$692

Charge-offs	(399)	(182)	(35)	(93)	0	(709)
Recoveries	20	256	0	0	0	276
Provision (credit)	(54)	(58)	(106)	115	0	(103)
Ending Balance	$0	$77	$57	$22	$0	$156

At September 30, 2017 and December 31, 2016, the allocation of the allowance for loan and lease losses summarized on the basis of the Company’s impairment methodology was as follows:

(in thousands)	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer and Other	Finance Leases	Total
Allowance for originated loans and leases
September 30, 2017
Individually evaluated for impairment	$518	$19	$2	$0	$0	$539
Collectively evaluated for impairment	11,172	19,436	5,489	1,267	0	37,364
Ending balance	$11,690	$19,455	$5,491	$1,267	$0	$37,903

(in thousands)	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer and Other	Covered Loans	Total
Allowance for acquired loans
September 30, 2017
Individually evaluated for impairment	$0	$75	$0	$0	$0	$75
Collectively evaluated for impairment	0	0	54	6	0	60
Ending balance	$0	$75	$54	$6	$0	$135

(in thousands)	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer and Other	Finance Leases	Total
Allowance for originated loans and leases
December 31, 2016
Individually evaluated for impairment	$95	$322	$0	$0	$0	$417
Collectively evaluated for impairment	9,294	19,514	5,149	1,224	0	35,181
Ending balance	$9,389	$19,836	$5,149	$1,224	$0	$35,598

(in thousands)	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer and Other	Covered Loans	Total
Allowance for acquired loans
December 31, 2016
Individually evaluated for impairment	$0	$76	$0	$0	$0	$76
Collectively evaluated for impairment	0	21	54	6	0	81
Ending balance	$0	$97	$54	$6	$0	$157

The recorded investment in loans and leases summarized on the basis of the Company’s impairment methodology as of September 30, 2017 and December 31, 2016 was as follows:

(in thousands)	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer and Other	Finance Leases	Total
Originated loans and leases
September 30, 2017
Individually evaluated for impairment	$1,425	$6,396	$3,396	$0	$0	$11,217
Collectively evaluated for impairment	984,977	1,870,320	1,227,379	61,560	15,522	4,159,758
Total	$986,402	$1,876,716	$1,230,775	$61,560	$15,522	$4,170,975

(in thousands)	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer and Other	Covered Loans	Total
Acquired loans
September 30, 2017
Individually evaluated for impairment	$0	$2,109	$1,365	$0	$0	$3,474
Loans acquired with deteriorated credit quality	353	7,711	6,582	0	0	14,646
Collectively evaluated for impairment	53,131	204,609	46,525	874	0	305,139
Total	$53,484	$214,429	$54,472	$874	$0	$323,259

(in thousands)	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer and Other	Finance Leases	Total
Originated loans and leases
December 31, 2016
Individually evaluated for impairment	$635	$8,812	$3,507	$0	$0	$12,954
Collectively evaluated for impairment	964,667	1,661,221	1,153,148	59,228	16,650	3,854,914
Total	$965,302	$1,670,033	$1,156,655	$59,228	$16,650	$3,867,868

(in thousands)	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer and Other	Covered Loans	Total
Acquired loans
December 31, 2016
Individually evaluated for impairment	$172	$4,081	$1,372	$0	$0	$5,625
Loans acquired with deteriorated credit quality	448	14,368	7,701	0	0	22,517
Collectively evaluated for impairment	78,697	232,359	54,087	826	0	365,969
Total	$79,317	$250,808	$63,160	$826	$0	$394,111

A loan is impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impaired loans consist of our non-homogenous nonaccrual loans, and all loans restructured in a troubled debt restructuring (TDR). Specific reserves on individually identified impaired loans that are not collateral dependent are measured based on the present value of expected future cash flows discounted at the original effective interest rate of each loan. For loans that are collateral dependent, impairment is measured based on the fair value of the collateral less estimated selling costs, and such impaired amounts are generally charged off. The majority of impaired loans are collateral dependent impaired loans that have limited exposure or require limited specific reserves because of the amount of collateral support with respect to these loans, and previous charge-offs. Interest payments on impaired loans are typically applied to principal unless collectibility of the principal amount is reasonably assured. In these cases, interest is recognized on a cash basis. Impaired loans are as follows:

	9/30/2017			12/31/2016
(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
Originated loans and leases with no related allowance

Commercial and industrial
Commercial and industrial other	$653	$657	$0	$276	$370	$0
Commercial real estate
Commercial real estate other	6,296	6,737	0	6,979	7,263	0
Residential real estate
Home equity	3,247	3,332	0	3,507	3,535	0
Subtotal	$10,196	$10,726	$0	$10,762	$11,168	$0

Originated loans and leases with related allowance

Commercial and industrial
Commercial and industrial other	772	791	518	359	276	95
Commercial real estate
Commercial real estate other	100	100	19	1,833	2,042	322
Residential real estate
Home equity	$149	$149	$2	$0	$0	$0
Subtotal	$1,021	$1,040	$539	$2,192	$2,318	$417
Total	$11,217	$11,766	$539	$12,954	$13,486	$417

	9/30/2017			12/31/2016
(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
Acquired loans and leases with no related allowance

Commercial and industrial
Commercial and industrial other	$0	$0	$0	$172	$472	$0
Commercial real estate
Commercial real estate other	1,842	2,035	0	4,003	4,386	0
Residential real estate
Home equity	1,365	1,397	0	1,372	1,372	0
Subtotal	$3,207	$3,432	$0	$5,547	$6,230	$0

Acquired loans and leases with related allowance

Commercial real estate
Commercial real estate other	267	267	75	78	78	76
Subtotal	$267	$267	$75	$78	$78	$76
Total	$3,474	$3,699	$75	$5,625	$6,308	$76

The average recorded investment and interest income recognized on impaired loans for the three months ended September 30, 2017 and 2016 was as follows:

	Three Months Ended 09/30/2017		Three Months Ended 09/30/2016
(in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Originated loans and leases with no related allowance
Commercial and industrial
Commercial and industrial other	404	0	146	0
Commercial real estate
Commercial real estate other	6,409	0	7,422	0
Residential real estate
Home equity	3,581	0	3,097	0
Subtotal	$10,394	$0	$10,665	$0

Originated loans and leases with related allowance

Commercial and industrial
Commercial and industrial other	1,083	0	77	0
Commercial real estate
Commercial real estate other	50	0	636	0
Subtotal	$1,133	$0	$713	$0
Total	$11,527	$0	$11,378	$0

	Three Months Ended 09/30/2017		Three Months Ended 09/30/2016
(in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Acquired loans and leases with no related allowance
Commercial and industrial
Commercial and industrial other	0	0	6	0
Commercial real estate
Construction	0	0	126	0
Commercial real estate other	1,516	0	4,201	0
Residential real estate
Home equity	1,440	0	1,319	0
Subtotal	$2,956	$0	$5,652	$0

Acquired loans and leases with related allowance

Commercial real estate
Commercial real estate other	267	0	78	0
Subtotal	$267	$0	$78	$0
Total	$3,223	$0	$5,730	$0

The average recorded investment and interest income recognized on impaired loans for the nine months ended September 30, 2017 and 2016 was as follows:

	Nine Months Ended 09/30/17		Nine Months Ended 09/30/16
(in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Originated loans and leases with no related allowance

Commercial and industrial
Commercial and industrial other	290	0	476	0
Commercial real estate
Commercial real estate other	7,569	0	6,351	0
Residential real estate
Home equity	3,441	0	2,694	0
Subtotal	$11,300	$0	$9,521	$0

Originated loans and leases with related allowance

Commercial and industrial
Commercial and industrial other	335	0	48	0
Commercial real estate
Commercial real estate other	20	0	641	0
Subtotal	$355	$0	$689	$0
Total	$11,655	$0	$10,210	$0

	Nine Months Ended 09/30/17		Nine Months Ended 09/30/16
(in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Acquired loans and leases with no related allowance

Commercial and industrial
Commercial and industrial other	66	0	303	0
Commercial real estate
Construction	16	0	242	0
Commercial real estate other	2,402	0	4,320	0
Residential real estate
Home equity	1,722	0	1,267	0
Subtotal	$4,206	$0	$6,132	$0

Acquired loans and leases with related allowance

Commercial real estate
Commercial real estate other	267	0	54	0
Subtotal	$267	$0	$54	$0
Total	$4,473	$0	$6,186	$0

Loans are considered modified in a TDR when, due to a borrower’s financial difficulties, the Company makes concessions to the borrower that it would not otherwise consider. These modifications may include, among others, an extension for the term of the loan, and granting a period when interest-only payments can be made with the principal payments made over the remaining term of the loan or at maturity. There were no new TDRs for the three months ended September 30, 2017.

The following tables present information on loans modified in troubled debt restructuring during the periods indicated.

September 30, 2016	Three Months Ended
				Defaulted TDRs[3]
(in thousands)	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Loans	Post-Modification Outstanding Recorded Investment
Commercial real estate
Commercial real estate other[1]	1	50	50	1	1,800
Residential real estate
Home equity[2]	5	382	382	0	0
Total	6	$432	$432	1	$1,800

1 Represents the following concessions:  extension of term and reduction of rate.
2 Represents the following concessions: extension of term and reduction of rate.
3 TDRs that defaulted during the three months ended September 30, 2016 that were restructured in the prior twelve months.

September 30, 2017	Nine Months Ended
				Defaulted TDRs[2]
(in thousands)	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Loans	Post- Modification Outstanding Recorded Investment
Residential real estate
Home equity[1]	2	162	162	1	55
Total	2	$162	$162	1	$55

1 Represents the following concessions:  extension of term and reduction of rate.
2 TDRs that defaulted during the nine months ended September 30, 2017 that had been restructured in the prior twelve months.

September 30, 2016	Nine Months Ended
				Defaulted TDRs[4]
(in thousands)	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Loans	Post- Modification Outstanding Recorded Investment
Commercial and industrial
Commercial and industrial other[1]	2	$1,115	$1,115	0	$0
Commercial real estate
Commercial real estate other[2]	1	50	50	1	1,800
Residential real estate
Home equity[3]	10	1,164	1,164	0	0
Total	13	$2,329	$2,329	1	$1,800

1 Represents the following concessions:  extension of term and reduction of rate.
2 Represents the following concessions:  extension of term and reduction of rate.
3 Represents the following concessions:  extension of term and reduction of rate.
4 TDRs that defaulted during the nine months ended September 30, 2016 that had been restructured in the prior twelve months.

The following tables present credit quality indicators (internal risk grade) by class of commercial and industrial loans and commercial real estate loans as of September 30, 2017 and December 31, 2016.

September 30, 2017
	Commercial and Industrial	Commercial and Industrial	CommercialReal Estate	CommercialReal Estate	CommercialReal Estate
(in thousands)	Other	Agriculture	Other	Agriculture	Construction	Total
Originated Loans and Leases
Internal risk grade:
Pass	$876,622	$81,523	$1,503,943	$112,857	$217,218	$2,792,163
Special Mention	12,943	9,455	18,578	9,447	0	50,423
Substandard	5,783	76	14,673	0	0	20,532
Total	$895,348	$91,054	$1,537,194	$122,304	$217,218	$2,863,118

September 30, 2017
	Commercial and Industrial	Commercial and Industrial	Commercial Real Estate	Commercial Real Estate	Commercial Real Estate
(in thousands)	Other	Agriculture	Other	Agriculture	Construction	Total
Acquired Loans and Leases
Internal risk grade:
Pass	$52,370	$0	$205,028	$257	$1,526	$259,181
Special Mention	0	0	539	0	0	539
Substandard	1,114	0	7,079	0	0	8,193
Total	$53,484	$0	$212,646	$257	$1,526	$267,913

December 31, 2016
	Commercial and Industrial	Commercial and Industrial	Commercial Real Estate	Commercial Real Estate	Commercial Real Estate
(in thousands)	Other	Agriculture	Other	Agriculture	Construction	Total
Originated Loans and Leases
Internal risk grade:
Pass	$836,788	$117,135	$1,403,370	$101,407	$135,834	$2,594,534
Special Mention	7,218	755	11,939	573	0	20,485
Substandard	3,049	357	16,381	529	0	20,316
Total	$847,055	$118,247	$1,431,690	$102,509	$135,834	$2,635,335

December 31, 2016
	Commercial and Industrial	Commercial and Industrial	Commercial Real Estate	Commercial Real Estate	Commercial Real Estate
(in thousands)	Other	Agriculture	Other	Agriculture	Construction	Total
Acquired Loans and Leases
Internal risk grade:
Pass	$77,921	$0	$229,334	$267	$8,936	$316,458
Special Mention	0	0	526	0	0	526
Substandard	1,396	0	11,745	0	0	13,141
Total	$79,317	$0	$241,605	$267	$8,936	$330,125

The following tables present credit quality indicators by class of residential real estate loans and by class of consumer loans. Nonperforming loans include nonaccrual, impaired, and loans 90 days past due and accruing interest. All other loans are considered performing as of September 30, 2017 and December 31, 2016. For purposes of this footnote, acquired loans that were recorded at fair value at the acquisition date and are 90 days or greater past due are considered performing.

September 30, 2017
(in thousands)	Residential Home Equity	Residential Mortgages	Consumer Indirect	Consumer Other	Total
Originated Loans and Leases
Performing	$212,116	$1,009,982	$12,276	$48,898	$1,283,272
Nonperforming	1,454	7,223	356	30	9,063
Total	$213,570	$1,017,205	$12,632	$48,928	$1,292,335

September 30, 2017
(in thousands)	Residential Home Equity	Residential Mortgages	Consumer Indirect	Consumer Other	Total
Acquired Loans and Leases
Performing	$30,296	$21,968	$0	$874	$53,138
Nonperforming	1,009	1,199	0	0	2,208
Total	$31,305	$23,167	$0	$874	$55,346

December 31, 2016
(in thousands)	Residential Home Equity	Residential Mortgages	Consumer Indirect	Consumer Other	Total
Originated Loans and Leases
Performing	$207,261	$941,936	$14,669	$44,393	$1,208,259
Nonperforming	2,016	5,442	166	0	7,624
Total	$209,277	$947,378	$14,835	$44,393	$1,215,883

December 31, 2016
(in thousands)	Residential Home Equity	Residential Mortgages	Consumer Indirect	Consumer Other	Total
Acquired Loans and Leases
Performing	$37,074	$24,483	$0	$826	$62,383
Nonperforming	663	940	0	0	1,603
Total	$37,737	$25,423	$0	$826	$63,986

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

8. Earnings Per Share

Earnings per share in the table below, for the three and nine month periods ended September 30, 2017 and 2016 are calculated under the two-class method as required by ASC Topic 260, Earnings Per Share. ASC 260 provides that unvested share-based payment awards that contain nonforfeitable rights to dividends are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. The Company has issued restricted stock awards that contain such rights and are therefore considered participating securities. Basic earnings per common share are calculated by dividing net income allocable to common stock by the weighted average number of common shares, excluding participating securities, during the period. Diluted earnings per common share include the dilutive effect of participating securities.

	Three Months Ended
(in thousands, except share and per share data)	9/30/2017	9/30/2016
Basic
Net income available to common shareholders	$17,394	$15,138
Less: income attributable to unvested stock-based compensation awards	(266)	(219)
Net earnings allocated to common shareholders	17,128	14,919

Weighted average shares outstanding, including unvested stock-based compensation awards	15,197,180	15,047,113

Less: unvested stock-based compensation awards	(230,949)	(217,891)
Weighted average shares outstanding - Basic	14,966,231	14,829,222

Diluted
Net earnings allocated to common shareholders	17,128	14,919

Weighted average shares outstanding - Basic	14,966,231	14,829,222

Plus: incremental shares from assumed conversion of stock-based compensation awards	112,324	136,011

Weighted average shares outstanding - Diluted	15,078,555	14,965,233

Basic EPS	1.14	1.01
Diluted EPS	1.14	1.00

Stock-based compensation awards representing 21,804 and 0 of common shares during the three months ended September 30, 2017 and 2016, respectively, were not included in the computations of diluted earnings per common share because the effect on those periods would have been anti-dilutive.

	Nine Months Ended
(in thousands, except share and per share data)	9/30/2017	9/30/2016
Basic
Net income available to common shareholders	$50,037	$44,222
Less: income attributable to unvested stock-based compensation awards	(792)	(677)
Net earnings allocated to common shareholders	49,245	43,545

Weighted average shares outstanding, including unvested stock-based compensation awards	15,178,039	15,025,776

Less: unvested stock-based compensation awards	(240,478)	(229,693)
Weighted average shares outstanding - Basic	14,937,561	14,796,083

Diluted
Net earnings allocated to common shareholders	49,245	43,545

Weighted average shares outstanding - Basic	14,937,561	14,796,083

Plus: incremental shares from assumed conversion of stock-based compensation awards	125,309	114,014

Weighted average shares outstanding - Diluted	15,062,870	14,910,097

Basic EPS	3.30	2.94
Diluted EPS	3.27	2.92

Stock-based compensation awards representing approximately 21,126 and 15,994 of common shares during the nine months ended September 30, 2017 and 2016, respectively were not included in the computations of diluted earnings per common share because the effect on those periods would have been anti-dilutive.

9. Other Comprehensive Income (Loss)

The following tables present reclassifications out of the accumulated other comprehensive income (loss) for the three and nine month periods ended September 30, 2017 and 2016.

	Three Months Ended September 30, 2017
(in thousands)	Before-Tax Amount	Tax (Expense) Benefit	Net of Tax
Available-for-sale securities:
Change in net unrealized gain/loss during the period	$712	$(286)	$426
Reclassification adjustment for net realized loss on sale of available-for-sale securities included in net income	423	(169)	254
Net unrealized gains	1,135	(455)	680

Employee benefit plans:
Amortization of net retirement plan actuarial gain	376	(149)	227
Amortization of net retirement plan prior service cost	3	(1)	2
Employee benefit plans	379	(150)	229
Other comprehensive income	$1,514	$(605)	$909

	Three Months Ended September 30, 2016
(in thousands)	Before-Tax Amount	Tax (Expense) Benefit	Net of Tax
Available-for-sale securities:
Change in net unrealized gain/loss during the period	$(5,554)	$2,221	$(3,333)
Reclassification adjustment for net realized gain on sale of available-for-sale securities included in net income	(455)	182	(273)
Net unrealized losses	(6,009)	2,403	(3,606)

Employee benefit plans:
Amortization of net retirement plan actuarial gain	335	(134)	201
Amortization of net retirement plan prior service cost	20	(8)	12
Employee benefit plans	355	(142)	213
Other comprehensive loss	$(5,654)	$2,261	$(3,393)

	Nine Months Ended September 30, 2017
(in thousands)	Before-Tax Amount	Tax (Expense) Benefit	Net of Tax
Available-for-sale securities:
Change in net unrealized gain/loss during the period	$5,756	$(2,302)	$3,454
Reclassification adjustment for net realized loss on sale of available-for-sale securities included in net income	423	(169)	254
Net unrealized gains	6,179	(2,471)	3,708

Employee benefit plans:
Amortization of net retirement plan actuarial gain	1,130	(451)	679
Amortization of net retirement plan prior service cost	11	(4)	7
Employee benefit plans	1,141	(455)	686
Other comprehensive income	$7,320	$(2,926)	$4,394

	Nine Months Ended September 30, 2016
(in thousands)	Before-Tax Amount	Tax (Expense) Benefit	Net of Tax
Available-for-sale securities:
Change in net unrealized gain/loss during the period	$23,763	$(9,503)	$14,260
Reclassification adjustment for net realized gain on sale of available-for-sale securities included in net income	(926)	370	(556)
Net unrealized gains	22,837	(9,133)	13,704

Employee benefit plans:
Amortization of net retirement plan actuarial gain	1,004	(402)	602
Amortization of net retirement plan prior service credit	58	(23)	35
Employee benefit plans	1,062	(425)	637

Other comprehensive income	$23,899	$(9,558)	$14,341

The following table presents the activity in our accumulated other comprehensive income (loss) for the periods indicated:

(in thousands)	Available-for- Sale Securities	Employee Benefit Plans	Accumulated Other Comprehensive (Loss) Income
Balance at July 1, 2017	$(4,887)	$(28,737)	$(33,624)
Other comprehensive income before reclassifications	426	0	426
Amounts reclassified from accumulated other comprehensive (loss) income	254	229	483
Net current-period other comprehensive income	680	229	909
Balance at September 30, 2017	$(4,207)	$(28,508)	$(32,715)

Balance at January 1, 2017	$(7,915)	$(29,194)	$(37,109)
Other comprehensive income before reclassifications	3,454	0	3,454
Amounts reclassified from accumulated other comprehensive (loss) income	254	686	940
Net current-period other comprehensive income	3,708	686	4,394
Balance at September 30, 2017	$(4,207)	$(28,508)	$(32,715)

(in thousands)	Available-for- Sale Securities	Employee Benefit Plans	Accumulated Other Comprehensive (Loss) Income
Balance at July 1, 2016	$14,566	$(27,833)	$(13,267)
Other comprehensive loss before reclassifications	(3,333)	0	(3,333)
Amounts reclassified from accumulated other comprehensive (loss) income	(273)	213	(60)
Net current-period other comprehensive loss	(3,606)	213	(3,393)
Balance at September 30, 2016	$10,960	$(27,620)	$(16,660)

Balance at January 1, 2016	$(2,744)	$(28,257)	$(31,001)
Other comprehensive income before reclassifications	14,260	0	14,260
Amounts reclassified from accumulated other comprehensive (loss) income	(556)	637	81
Net current-period other comprehensive income	13,704	637	14,341
Balance at September 30, 2016	$10,960	$(27,620)	$(16,660)

The following tables present the amounts reclassified out of each component of accumulated other comprehensive (loss) income for the three and nine months ended September 30, 2017 and 2016.

Three Months Ended September 30, 2017
Details about Accumulated other Comprehensive Income Components (in thousands)	Amount Reclassified from Accumulated Other Comprehensive (Loss) Income[1]	Affected Line Item in the Statement Where Net Income is Presented
Available-for-sale securities:
Unrealized gains and losses on available-for-sale securities	$(423)	(Loss) gain on sale of available-for-sale securities
	169	Tax (expense) benefit
	(254)	Net of tax
Employee benefit plans:
Amortization of the following [2]
Net retirement plan actuarial gain	(376)	Pension and other employee benefits
Net retirement plan prior service cost	(3)	Pension and other employee benefits
	(379)	Total before tax
	150	Tax (expense) benefit
	(229)	Net of tax

Nine Months Ended September 30, 2017
Details about Accumulated other Comprehensive Income Components (in thousands)	Amount Reclassified from Accumulated Other Comprehensive (Loss) Income[1]	Affected Line Item in the Statement Where Net Income is Presented
Available-for-sale securities:
Unrealized gains and losses on available-for-sale securities	$(423)	(Loss) gain on sale of available-for-sale securities
	169	Tax (expense) benefit
	(254)	Net of tax
Employee benefit plans:
Amortization of the following [2]
Net retirement plan actuarial loss	(1,130)	Pension and other employee benefits
Net retirement plan prior service credit	(11)	Pension and other employee benefits
	(1,141)	Total before tax
	455	Tax (expense) benefit
	(686)	Net of tax

Three Months Ended September 30, 2016
Details about Accumulated other Comprehensive Income Components (in thousands)	Amount Reclassified from Accumulated Other Comprehensive (Loss) Income[1]	Affected Line Item in the Statement Where Net Income is Presented
Available-for-sale securities:
Unrealized gains and losses on available-for-sale securities	$455	(Loss) gain on sale of available-for-sale securities
	(182)	Tax (expense) benefit
	273	Net of tax
Employee benefit plans:
Amortization of the following [2]
Net retirement plan actuarial gain	(335)	Pension and other employee benefits
Net retirement plan prior service credit	(20)	Pension and other employee benefits
	(355)	Total before tax
	142	Tax (expense) benefit
	(213)	Net of tax

Nine Months Ended September 30, 2016
Details about Accumulated other Comprehensive Income Components (in thousands)	Amount Reclassified from Accumulated Other Comprehensive (Loss) Income[1]	Affected Line Item in the Statement Where Net Income is Presented
Available-for-sale securities:
Unrealized gains and losses on available-for-sale securities	$926	(Loss) gain on sale of available-for-sale securities
	(370)	Tax expense
	556	Net of tax
Employee benefit plans:
Amortization of the following [2]
Net retirement plan actuarial loss	(1,004)	Pension and other employee benefits
Net retirement plan prior service cost	(58)	Pension and other employee benefits
	(1,062)	Total before tax
	425	Tax benefit
	(637)	Net of tax

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

Components of Net periodic Benefit Cost

	Pension Benefits Three Months Ended		Life and Health Three Months Ended		SERP Benefits Three Months Ended
(in thousands)	9/30/2017	9/30/2016	9/30/2017	9/30/2016	9/30/2017	9/30/2016
Service cost	$0	$0	$48	$64	$42	$43
Interest cost	625	618	67	71	213	208
Expected return on plan assets	(1,293)	(1,211)	0	0	0	0
Amortization of net retirement plan actuarial loss	269	244	9	1	100	90
Amortization of net retirement plan prior service (credit) cost	(3)	(4)	(15)	4	22	19
Net periodic benefit (income) cost	$(402)	$(353)	$109	$140	$377	$360

Components of Net periodic Benefit Cost

	Pension Benefits Nine Months Ended		Life and Health Nine Months Ended		SERP Benefits Nine Months Ended
(in thousands)	9/30/2017	9/30/2016	9/30/2017	9/30/2016	9/30/2017	9/30/2016
Service cost	$0	$0	$144	$193	$125	$128
Interest cost	1,875	1,855	201	212	639	624
Expected return on plan assets	(3,816)	(3,633)	0	0	0	0
Amortization of net retirement plan actuarial loss	806	731	26	4	299	269
Amortization of net retirement plan prior service cost (credit)	(8)	(11)	(47)	12	65	56
Net periodic benefit (income) cost	$(1,143)	$(1,058)	$324	$421	$1,128	$1,077

The net periodic benefit (income) cost for the Company’s benefit plans are recorded as a component of salaries and benefits in the consolidated statements of income.

The Company realized approximately $686,000 and $637,000, net of tax, as amortization of amounts previously recognized in accumulated other comprehensive (loss) income, for the nine months ended September 30, 2017 and 2016, respectively.

The Company is not required to contribute to the pension plan in 2017, but it may make voluntary contributions. The Company contributed $1.8 million and $1.3 million to the pension plan in the nine months ended September 30, 2017 and 2016 respectively.

11. Other Income and Operating Expense

Other income and operating expense totals are presented in the table below.  Components of these totals exceeding 1% of the aggregate of total noninterest income and total noninterest expenses for any of the years presented below are stated separately.

	Three Months Ended		Nine Months Ended
(in thousands)	9/30/2017	9/30/2016	9/30/2017	9/30/2016
Noninterest Income
Other service charges	$742	$619	$2,289	$1,986
Increase in cash surrender value of corporate owned life insurance	456	489	1,644	1,615
Other income	568	637	1,734	1,218
Total other income	$1,766	$1,745	$5,667	$4,819
Noninterest Expenses
Marketing expense	$1,107	$1,248	$3,523	$3,566
Professional fees	1,440	1,389	4,134	4,083
Legal fees	187	313	712	992
Technology expense	1,775	1,322	4,856	3,938
Cardholder expense	735	548	2,777	1,973
Other expenses	4,614	4,425	13,736	12,982
Total other operating expense	$9,858	$9,245	$29,738	$27,534

12. Financial Guarantees

The Company currently does not issue any guarantees that would require liability recognition or disclosure, other than standby letters of credit. The Company extends standby letters of credit to its customers in the normal course of business. The standby letters of credit are generally short-term. As of September 30, 2017, the Company’s maximum potential obligation under standby letters of credit was $29.7 million compared to $57.7 million at December 31, 2016. Management uses the same credit policies to extend standby letters of credit that it uses for on-balance sheet lending decisions and may require collateral to support standby letters of credit based upon its evaluation of the counterparty. Management does not anticipate any significant losses as a result of these transactions, and has determined that the fair value of standby letters of credit is not significant.

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

As of and for the three months ended September 30, 2017
(in thousands)	Banking	Insurance	Wealth Management	Intercompany	Consolidated
Interest income	$57,772	$0	$0	$0	$57,772
Interest expense	6,772	0	0	0	6,772
Net interest income	51,000	0	0	0	51,000
Provision for loan and lease losses	402	0	0	0	402
Noninterest income	5,795	7,729	4,130	(452)	17,202
Noninterest expense	32,876	6,204	3,255	(452)	41,883
Income before income tax expense	23,517	1,525	875	0	25,917
Income tax expense	7,635	572	284	0	8,491
Net Income attributable to noncontrolling interests and Tompkins Financial Corporation	15,882	953	591	0	17,426
Less: Net income attributable to noncontrolling interests	32	0	0	0	32
Net Income attributable to Tompkins Financial Corporation	$15,850	$953	$591	$0	$17,394

Depreciation and amortization	$1,963	$64	$14	$0	$2,041
Assets	6,479,292	40,791	16,579	(12,602)	6,524,060
Goodwill	64,370	19,710	8,211	0	92,291
Other intangibles, net	5,474	3,979	297	0	9,750
Net loans and leases	4,452,475	0	0	0	4,452,475
Deposits	4,955,033	0	0	(11,089)	4,943,944
Total Equity	544,417	31,615	13,836	0	589,868

As of and for the three months ended September 30, 2016
(in thousands)	Banking	Insurance	Wealth Management	Intercompany	Consolidated
Interest income	$51,077	$0	$0	$0	$51,077
Interest expense	5,760	0	0	0	5,760
Net interest income	45,317	0	0	0	45,317
Provision for loan and lease losses	782	0	0	0	782
Noninterest income	6,335	7,862	4,004	(296)	17,905
Noninterest expense	31,337	6,281	3,002	(296)	40,324
Income before income tax expense	19,533	1,581	1,002	0	22,116
Income tax expense	5,964	642	339	0	6,945
Net Income attributable to noncontrolling interests and Tompkins Financial Corporation	13,569	939	663	0	15,171
Less: Net income attributable to noncontrolling interests	33	0	0	0	33
Net Income attributable to Tompkins Financial Corporation	$13,536	$939	$663	$0	$15,138

Depreciation and amortization	$1,587	$87	$19	$0	$1,693
Assets	6,056,855	39,618	14,366	(8,624)	6,102,215
Goodwill	64,370	20,042	8,211	0	92,623
Other intangibles, net	6,778	4,748	376	0	11,902
Net loans and leases	4,055,435	0	0	0	4,055,435
Deposits	4,698,847	0	0	(8,547)	4,690,300
Total Equity	518,707	30,780	11,703	0	561,190

For the nine months ended September 30, 2017
(in thousands)	Banking	Insurance	Wealth Management	Intercompany	Consolidated
Interest income	$167,735	$1	$0	$(1)	$167,735
Interest expense	18,401	0	0	(1)	18,400
Net interest income	149,334	1	0	0	149,335
Provision for loan and lease losses	2,147	0	0	0	2,147
Noninterest income	18,917	22,177	12,056	(1,258)	51,892
Noninterest expense	98,182	18,343	9,552	(1,258)	124,819
Income before income tax expense	67,922	3,835	2,504	0	74,261
Income tax expense	21,816	1,475	836	0	24,127
Net Income attributable to noncontrolling interests and Tompkins Financial Corporation	46,106	2,360	1,668	0	50,134
Less: Net income attributable to noncontrolling interests	97	0	0	0	97
Net Income attributable to Tompkins Financial Corporation	$46,009	$2,360	$1,668	$0	$50,037

Depreciation and amortization	$5,402	$221	$43	$0	$5,666

For the nine months ended September 30, 2016
(in thousands)	Banking	Insurance	Wealth Management	Intercompany	Consolidated
Interest income	$150,803	$1	$0	$(1)	$150,803
Interest expense	16,541	1	0	(1)	16,541
Net interest income	134,262	0	0	0	$134,262
Provision for loan and lease losses	2,615	0	0	0	2,615
Noninterest income	18,468	23,017	11,870	(863)	52,492
Noninterest expense	92,357	18,780	8,944	(863)	119,218
Income before income tax expense	57,758	4,237	2,926	0	$64,921
Income tax expense	17,906	1,719	976	0	20,601
Net Income attributable to noncontrolling interests and Tompkins Financial Corporation	39,852	2,518	1,950	0	$44,320
Less: Net income attributable to noncontrolling interests	98	0	0	0	98
Net Income attributable to Tompkins Financial Corporation	$39,754	$2,518	$1,950	$0	$44,222
					0
Depreciation and amortization	$4,724	$269	$56	$0	$5,049

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

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of September 30, 2017 and December 31, 2016, segregated by the level of valuation inputs within the fair value hierarchy used to measure fair value.

Recurring Fair Value Measurements
September 30, 2017
(in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Available-for-sale securities
Obligations of U.S. Government sponsored entities	$534,202	$0	$534,202	$0
Obligations of U.S. states and political subdivisions	92,043	0	92,043	0
Mortgage-backed securities – residential, issued by:
U.S. Government agencies	144,673	0	144,673	0
U.S. Government sponsored entities	632,146	0	632,146	0
Non-U.S. Government agencies or sponsored entities	85	0	85	0
U.S. corporate debt securities	2,162	0	2,162	0
Equity securities	920	0	0	920

The change in the fair value of available-for-sale equity securities valued using significant unobservable inputs (level 3), between January 1, 2017 and September 30, 2017 was immaterial.

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

There were no transfers between Levels 1, 2 and 3 for the nine months ended September 30, 2017.

The Company determines fair value for its trading securities using independently quoted market prices. The Company determines fair value for its available-for-sale securities using an independent bond pricing service for identical assets or very similar securities. The Company has reviewed the pricing sources, including methodologies used, and finds them to be fairly stated.

Certain assets are measured at fair value on a nonrecurring basis. For the Company, these include loans held for sale, collateral dependent impaired loans, and other real estate owned (“OREO”). During the third quarter and first nine months of 2017, certain collateral dependent impaired loans were remeasured and reported at fair value through a specific valuation allowance and/or partial charge-offs for loan and lease losses based upon the fair value of the underlying collateral. Collateral values are estimated using Level 2 inputs based upon observable market data. In addition to collateral dependent impaired loans, certain other real estate owned were remeasured and reported at fair value based upon the fair value of the underlying collateral. The fair values of other real estate owned are estimated using Level 2 inputs based on observable market data or Level 3 inputs based on customized discounting criteria. In general, the fair values of other real estate owned are based upon appraisals, with discounts made to reflect estimated costs to sell the real estate. Upon initial recognition, fair value write-downs on other real estate owned are taken through a charge-off to the allowance for loan and lease losses. Subsequent fair value write-downs on other real estate owned are reported in other noninterest expense.

Three months ended September 30, 2017
		Fair value measurements at reporting date using:			Gain (losses) from fair value changes
Assets:	As of 09/30/2017	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Three months ended 09/30/2017
Impaired loans	$1,603	$0	$1,603	$0	$0
Other real estate owned	1,520	0	1,520	0	(100)

Three months ended September 30, 2016
		Fair value measurements at reporting date using:			Gain (losses) from fair value changes
Assets:	As of 09/30/2016	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Three months ended 09/30/2016
Impaired loans	$0	$0	$0	$0	$(65)
Other real estate owned	731	0	731	0	28

Nine months ended September 30, 2017
		Fair value measurements at reporting date using:			Gain (losses) from fair value changes
Assets:	As of 09/30/2017	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Nine months ended 09/30/2017
Impaired Loans	$3,982	$0	$3,982	$0	$(332)
Other real estate owned	2,030	0	2,030	0	(282)

Nine months ended September 30, 2016
		Fair value measurements at reporting date using:			Gain (losses) from fair value changes
Assets:	As of 09/30/2016	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Nine months ended 09/30/2016
Impaired Loans	$2,747	$0	$2,747	$0	$(234)
Other real estate owned	1,008	0	1,008	0	24

The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments at September 30, 2017 and December 31, 2016. The carrying amounts shown in the table are included in the Consolidated Statements of Condition under the indicated captions.

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

Estimated Fair Value of Financial Instruments
September 30, 2017
(in thousands)	Carrying Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets:
Cash and cash equivalents	$129,412	$129,412	$129,412	$0	$0
Securities - held to maturity	139,968	142,007	0	142,007	0
FHLB and other stock	40,310	40,310	0	40,310	0
Accrued interest receivable	20,472	20,472	0	20,472	0
Loans/leases, net[1]	4,452,475	4,401,416	0	3,982	4,397,434

Financial Liabilities:

Time deposits	$786,301	$784,161	$0	$784,161	$0
Other deposits	4,157,643	4,157,643	0	4,157,643	0
Fed funds purchased and securities sold
under agreements to repurchase	73,874	73,874	0	73,874	0
Other borrowings	834,574	833,839	0	833,839	0
Trust preferred debentures	16,648	22,073	0	22,073	0
Accrued interest payable	1,931	1,931	0	1,931	0

Estimated Fair Value of Financial Instruments
December 31, 2016
(in thousands)	Carrying Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets:
Cash and cash equivalents	$63,954	$63,954	$63,954	$0	$0
Securities - held to maturity	142,119	142,832	0	142,832	0
FHLB and other stock	43,133	43,133	0	43,133	0
Accrued interest receivable	17,390	17,390	0	17,390	0
Loans/leases, net[1]	4,222,278	4,187,415	0	7,296	4,180,119

Financial Liabilities:

Time deposits	$870,788	$867,921	$0	$867,921	$0
Other deposits	3,754,351	3,754,351	0	3,754,351	0
Fed funds purchased and securities
sold under agreements to repurchase	69,062	69,109	0	69,109	0
Other borrowings	884,815	884,842	0	884,842	0
Trust preferred debentures	37,681	43,321	0	43,321	0
Accrued interest payable	1,902	1,902	0	1,902	0
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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

BUSINESS

Corporate Overview and Strategic Initiatives
Tompkins Financial Corporation (“Tompkins” or the “Company”) is headquartered in Ithaca, New York and is registered as a Financial Holding Company with the Federal Reserve Board under the Bank Holding Company Act of 1956, as amended. The Company is a locally oriented, community-based financial services organization that offers a full array of products and services, including commercial and consumer banking, leasing, trust and investment management, financial planning and wealth management, and insurance services. At September 30, 2017, the Company’s subsidiaries included: four wholly-owned banking subsidiaries, Tompkins Trust Company (the “Trust Company”), The Bank of Castile (DBA Tompkins Bank of Castile), Mahopac Bank (formerly known as Mahopac National Bank, DBA Tompkins Mahopac Bank), VIST Bank (DBA Tompkins VIST Bank); and a wholly-owned insurance agency subsidiary, Tompkins Insurance Agencies, Inc. (“Tompkins Insurance”). The trust division of the Trust Company provides a full array of investment services, including investment management, trust and estate, financial and tax planning as well as life, disability and long-term care insurance services. The Company’s principal offices are located at The Commons, Ithaca, New York, 14851, and its telephone number is (888) 503-5753. The Company’s common stock is traded on the NYSE American under the Symbol “TMP.”

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

Regulation
Banking, insurance services and wealth management are highly regulated. As a publicly-traded financial holding company with four community banks, a registered investment advisor, and an insurance agency subsidiary, the Company and its subsidiaries are subject to examination and regulation by the Federal Reserve Board (“FRB”), Securities and Exchange Commission (“SEC”), the Federal Deposit Insurance Corporation (“FDIC”), the New York State Department of Financial Services, Pennsylvania Department of Banking and Securities, the Financial Industry Regulatory Authority, and the Pennsylvania Insurance Department.

OTHER IMPORTANT INFORMATION

The following discussion is intended to provide an understanding of the consolidated financial condition and results of operations of the Company for the three and nine months ended September 30, 2017. It should be read in conjunction with the Company’s Audited Consolidated Financial Statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, and the Unaudited Consolidated Financial Statements and notes thereto included in Part I of this Quarterly Report on Form 10-Q.

In this Report, there are comparisons of the Company’s performance to that of a peer group. Unless otherwise stated, this peer group is comprised of the group of 145 domestic bank holding companies with $3 billion to $10 billion in total assets as defined in the Federal Reserve’s “Bank Holding Company Performance Report” for June 30, 2017 (the most recent report available).

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

RESULTS OF OPERATION

Performance Summary
Net income for the third quarter of 2017 was $17.4 million or $1.14 diluted earnings per share, compared to $15.1 million or $1.00 diluted earnings per share for the same period in 2016. Net income for the first nine months of 2017 was $50.0 million or $3.27 diluted earnings per share compared to $44.2 million or $2.92 diluted earnings per share for the first nine months of 2016.

Return on average assets (“ROA”) for the quarter ended September 30, 2017 was 1.07%, compared to 1.01% for the quarter ended September 30, 2016. Return on average shareholders’ equity (“ROE”) for the third quarter of 2017 was 11.77%, compared to 10.81%, for the same period in 2016. For the year-to-date period ended September 30, 2017, ROA and ROE totaled 1.06% and 11.70%, respectively, compared to 1.01% and 10.88% for the same periods in 2016. Tompkins’ year-to-date ROA and ROE compare to the most recent peer average ratios of 1.04% and 9.50%, respectively, ranking Tompkins’ ROA in the 51st percentile and ROE in the 79th percentile of the peer group.

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

Banking Segment
The banking segment reported net income of $15.9 million for the third quarter of 2017, up $2.6 million or 19.5% from net income of $13.3 million for the same period in 2016. For the nine months ended September 30, 2017, the banking segment reported net income of $46.0 million, up $6.9 million or 17.5% over the same period in 2016.

Net interest income of $51.0 million for the third quarter of 2017 was up $5.7 million or 12.5% over the same period in 2016. For the nine months ended September 30, 2017, net interest income of $149.3 million was up $15.1 million or 11.2% compared to the first nine months of the prior year. The Company’s growth in average earning assets and improved net interest margin contributed to favorable year-over-year comparisons in net interest income.

The provision for loan and lease losses was $402,000 for the three months ended September 30, 2017, down $380,000 or 48.6% compared to the same period in 2016. Provision expense of $2.1 million for the nine months ended September 30, 2017 was down $468,000 or 17.9% compared to the first nine months of 2016. The decrease in provision expense in 2017 compared to the same periods in 2016 were mainly a result of an increase in net loan recoveries in 2017 over 2016.

Noninterest income of $5.8 million for the three months ended September 30, 2017 decreased $539,000 or 8.5% compared to the same period in 2016. Noninterest income of $18.9 million for the nine months ended September 30, 2017 was up $450,000 or 2.4% compared to the nine months ended September 30, 2016. The decrease in the third quarter of 2017 was mainly a result of realized losses on sales of available-for-sale securities during the quarter. The third quarter of 2017 included realized losses on sales of available-for-sale securities of $423,000 compared to realized gains on the sales of available-for-sale securities of $455,000 in the third quarter of 2016. Sales of available-for-sale securities are generally the result of general investment security portfolio maintenance and interest rate risk management. The increase in noninterest income for the nine month period ended September 30, 2017 includes: card services fees (up $894,000), loan fees (up $141,000), miscellaneous deposit fees (up $140,000) and other real estate owned (up $127,000). Partially offsetting these items was an increase in losses on sales of available for sale securities (up $1.3 million over the nine months ended September 30, 2016).

Noninterest expense of $32.9 million for the third quarter of 2017 and $98.2 million for the nine months ended September 30, 2017 was up $1.5 million or 4.9% and up $5.8 million or 6.3%, respectively from the same periods in 2016. The increase was mainly attributed to an increase in salary and wages and employee benefits reflecting normal annual merit and incentive adjustments and higher health insurance costs, respectively, over the comparable periods in the prior year.

Insurance Segment
The insurance segment reported net income of $953,000 for the three months ended September 30, 2017, which was up $14,000 or 1.5% compared to the third quarter of 2016. For the nine months ended September 30, 2017, net income was down $158,000 or 6.3% compared to the same period prior year. Noninterest income was down $133,000 or 1.7% in the third quarter of 2017, compared to the same period in 2016. For the nine months ended September 30, 2017, noninterest income was down $840,000 or 3.6% compared to the same period in 2016. The decrease in noninterest income was mainly in life and health insurance commissions and largely reflects impacts of the sale of certain customer relationships in the Pennsylvania market in the second half of 2016 and first quarter of 2017. Noninterest expenses for the three and nine months ended September 30, 2017 were down $77,000 or 1.2% and $437,000 or 2.3%, respectively, compared to the three and nine months ended September 30, 2016. The decrease in noninterest expense for the third quarter and the nine month period ended September 30, 2017 is mainly in salaries and wages, and mainly a result of a decrease in the number of employees.

Wealth Management Segment
The wealth management segment reported net income of $591,000 for the three months ended September 30, 2017, which was down $72,000 or 10.9% compared to the third quarter of 2016. For the nine months ended September 30, 2017, net income of $1.7 million was down $282,000 or 14.5% compared to prior year. Noninterest income for the third quarter of 2017 was up $126,000 or 3.1% and for the first nine months of 2017 was up $186,000 or 1.6% compared to the same periods in the prior year. Noninterest expenses for the three months ended September 30, 2017 were up $253,000 or 8.4% and were up $608,000 or 6.8% for the nine months ended September 30, 2017 compared to the same period in 2016. The increase in 2017 over 2016 was mainly in salaries and wages, reflecting annual merit increases and higher staffing levels in 2017 compared to 2016.

Net Interest Income
The following tables show average interest-earning assets and interest-bearing liabilities, and the corresponding yield or cost associated with each for the three and nine month periods ended September 30, 2017 and 2016.

Average Consolidated Statements of Condition and Net Interest Analysis (Unaudited)
	Quarter Ended			Quarter Ended
	September 30, 2017			September 30, 2016
	Average			Average
	Balance		Average	Balance		Average
(Dollar amounts in thousands)	(QTD)	Interest	Yield/Rate	(QTD)	Interest	Yield/Rate
ASSETS
Interest-earning assets
Interest-bearing balances due from banks	$3,498	$9	1.02%	$1,874	$2	0.42%
Securities (1)
U.S. Government securities	1,474,389	7,730	2.08%	1,419,808	7,058	1.98%
Trading securities	0	0	0.00%	5,452	62	4.52%
State and municipal (2)	100,060	851	3.37%	96,607	809	3.33%
Other securities (2)	3,592	33	3.64%	3,632	30	3.29%
Total securities	1,578,041	8,614	2.17%	1,525,499	7,959	2.08%
FHLBNY and FRB stock	45,994	534	4.61%	35,841	375	4.16%
Total loans and leases, net of unearned income (2)(3)	4,444,736	49,725	4.44%	4,014,671	43,772	4.34%
Total interest-earning assets	6,072,269	58,882	3.85%	5,577,885	52,108	3.72%

Other assets	358,228			364,375
Total assets	6,430,497			5,942,260
LIABILITIES & EQUITY
Deposits
Interest-bearing deposits
Interest bearing checking, savings, & money market	2,632,467	1,355	0.20%	2,478,292	1,021	0.16%
Time deposits	800,769	1,781	0.88%	871,937	1,672	0.76%
Total interest-bearing deposits	3,433,236	3,136	0.36%	3,350,229	2,693	0.32%
Federal funds purchased & securities sold under agreements to repurchase	58,397	44	0.30%	99,387	630	2.52%
Other borrowings	955,353	3,327	1.38%	681,654	1,837	1.07%
Trust preferred debentures	16,620	265	6.33%	37,609	600	6.35%
Total interest-bearing liabilities	4,463,606	6,772	0.60%	4,168,879	5,760	0.55%
Noninterest bearing deposits	1,313,773			1,148,081
Accrued expenses and other liabilities	66,447			68,019
Total liabilities	5,843,826			5,384,979
Tompkins Financial Corporation Shareholders’ equity	585,171			555,747
Noncontrolling interest	1,500			1,534
Total equity	586,671			557,281

Total liabilities and equity	6,430,497			5,942,260
Interest rate spread			3.25%			3.17%
Net interest income/margin on earning assets		52,110	3.40%		46,348	3.31%

Tax Equivalent Adjustment		(1,110)			(1,031)

Net interest income per consolidated financial statements		$51,000			$45,317

Average Consolidated Statements of Condition and Net Interest Analysis (Unaudited)
	Year to Date Period Ended			Year to Date Period Ended
	September 30, 2017			September 30, 2016
	Average			Average
	Balance		Average	Balance		Average
(Dollar amounts in thousands)	(YTD)	Interest	Yield/Rate	(YTD)	Interest	Yield/Rate
ASSETS
Interest-earning assets
Interest-bearing balances due from banks	$3,547	$15	0.57%	$1,968	$5	0.34%
Securities (1)
U.S. Government securities	1,476,459	23,352	2.11%	1,447,450	22,608	2.09%
Trading securities	0	0	0.00%	6,536	220	4.50%
State and municipal (2)	101,080	2,552	3.38%	97,906	2,488	3.39%
Other securities (2)	3,602	96	3.56%	3,653	91	3.33%
Total securities	1,581,141	26,000	2.20%	1,555,545	25,407	2.18%
FHLBNY and FRB stock	41,639	1,466	4.71%	31,767	990	4.16%
Total loans and leases, net of unearned income (2)(3)	4,352,292	143,497	4.41%	3,897,461	127,484	4.37%
Total interest-earning assets	5,978,619	170,978	3.82%	5,486,741	153,886	3.75%

Other assets	355,983			351,944
Total assets	6,334,602			5,838,685
LIABILITIES & EQUITY
Deposits
Interest-bearing deposits
Interest bearing checking, savings, & money market	2,664,405	3,620	0.18%	2,514,159	2,958	0.16%
Time deposits	845,058	5,252	0.83%	876,947	5,020	0.76%
Total interest-bearing deposits	3,509,463	8,872	0.34%	3,391,106	7,978	0.31%
Federal funds purchased & securities sold under agreements to repurchase	65,798	195	0.40%	108,189	1,940	2.40%
Other borrowings	861,289	8,445	1.31%	589,726	4,840	1.10%
Trust preferred debentures	18,903	888	6.28%	37,567	1,783	6.34%
Total interest-bearing liabilities	4,455,453	18,400	0.55%	4,126,588	16,541	0.54%
Noninterest bearing deposits	1,241,173			1,103,108
Accrued expenses and other liabilities	66,094			65,978
Total liabilities	5,762,720			5,295,674
Tompkins Financial Corporation Shareholders’ equity	570,403			541,510
Noncontrolling interest	1,479			1,501
Total equity	571,882			543,011

Total liabilities and equity	6,334,602			5,838,685
Interest rate spread			3.27%			3.21%
Net interest income/margin on earning assets		152,578	3.41%		137,345	3.34%

Tax Equivalent Adjustment		(3,243)			(3,083)

Net interest income per consolidated financial statements		$149,335			$134,262
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

Net Interest Income
Net interest income is the Company’s largest source of revenue, representing 74.8% and 74.2%, respectively, of total revenues for the three and nine months ended September 30, 2017, compared to 71.7% and 71.9% for the same periods in 2016. Net interest income is dependent on the volume and composition of interest earning assets and interest-bearing liabilities and the level of market interest rates. The above tables show average interest-earning assets and interest-bearing liabilities, and the corresponding yield or cost associated with each.

Taxable-equivalent net interest income for the three and nine months ended September 30, 2017, was up 12.4% and 11.1%, respectively, over the same periods in 2016, benefiting from growth in average earning assets, an improved net interest margin and growth in noninterest bearing deposits. Net interest income benefited from a slight shift in the composition of average earning assets, with loans, which carry higher average yields than securities, comprising an increased percentage of average earning assets. For the three and nine months ended September 30, 2017, average loans represented 73.2% and 72.8% of average earning assets compared to 72.0% and 71.0% for the same periods in 2016.

Taxable-equivalent interest income for the three and nine months ended September 30, 2017, was $58.9 million and $171.0 million, respectively, up 13.0% and 11.1% compared to the same periods in 2016. The increase in taxable-equivalent interest income was mainly the result of an increase in average loans, as well as higher yields on average loans. Average loan balances for the three and nine months ended September 30, 2017, were up $430.1 million or 10.7% and $454.8 million or 11.7%, respectively, while the average yield on loans increased 10 basis points in the third quarter of 2017 compared to the third quarter of 2016, and was up 4 basis points for the first nine months of 2017 compared to the first nine months of 2016. Average securities balances for the three and nine months ended September 30, 2017, were up $52.5 million or 3.4% and $25.6 million or 1.7%, respectively, and the average yield on securities increased 9 basis points and 2 basis point compared to the same periods in 2016.

Interest expense for the three and nine months ended September 30, 2017, increased by $1.1 million or 17.6% and $1.9 million or 11.2%, respectively, compared to the same periods in 2016, driven mainly by an increase in the average volume of borrowings and deposits, which supported the growth in average loans. Average interest bearing deposits for the third quarter of 2017 were up $83.0 million or 2.5% compared to the same period in 2016, while year-to-date average interest bearing deposits were up $118.4 million or 3.5% compared to the same period in 2016. Average noninterest bearing deposits for the three and nine months ended September 30, 2017 were up $165.7 million or 14.4% and $138.1 million or 12.5%, respectively, compared to the same periods in 2016. Average other borrowings for the three and nine months ended September 30, 2017 were up $273.7 million or 40.2% and $271.6 million or 46.1% compared to the same periods in 2016; this increase was mainly in overnight borrowings with the FHLB. The increase in overnight borrowings is mainly a result of loan growth out-pacing deposit growth. The average rate paid on interest bearing deposits during the three and nine months ended September 30, 2017, was 0.36% and 0.34% compared to 0.32% and 0.31% for the same periods in 2016.

Provision for Loan and Lease Losses
The provision for loan and lease losses represents management’s estimate of the amount necessary to maintain the allowance for loan and lease losses at an adequate level. The provision for loan and lease losses for the three and nine months ended September 30, 2017 was $402,000 and $2.1 million, respectively, which was down 48.6% and 17.9% compared to the same periods in 2016. The decrease in provision expense in 2017 compared to the same periods in 2016 was mainly a result of an increase in net loan recoveries in 2017 over 2016. The section captioned “Financial Condition – Allowance for Loan and Lease Losses and Nonperforming Assets” below has further details on the allowance for loan and lease losses and asset quality metrics.

Noninterest Income
Noninterest income was $17.2 million for the third quarter of 2017, which was down 3.9% compared to the third quarter of 2016, and $51.9 million for the first nine months of 2017, which was down 1.1% compared to the same period prior year. Noninterest income represented 25.2% of total revenue for the third quarter of 2017 and 25.8% for the nine months ended September 30, 2017, compared to 28.3% and 28.1% for the same periods in 2016. The decrease is mainly a result of the growth in net interest income outpacing the growth in noninterest income.

Insurance commissions and fees, the largest component of noninterest income, were $7.7 million for the third quarter of 2017, which was in line with the same period prior year. For the first nine months of 2017, insurance commissions and fees were down $916,000 or 4.0% compared to the same period in 2016. The decrease in insurance revenues in the first nine months of 2017 compared to the same period in 2016 was mainly due to the sale of certain customer relationships in our Pennsylvania market, which reduced commissions and fees.

Investment services income of $3.9 million in the third quarter of 2017 was up $127,000 or 3.4% compared to the third quarter of 2016. For the first nine months of 2017, investment services income was up $189,000 or 1.7% compared to the same period in 2016. Investment services income includes trust services, financial planning, wealth management services, and brokerage related services. With fees largely based on the market value and the mix of assets managed, the general direction of the stock market can have a considerable impact on fee income. The fair value of assets managed by, or in custody of, Tompkins was $4.0 billion at September 30, 2017, which is in line with September 30, 2016. The fair value at September 30, 2017 includes $1.1 billion of Company-owned securities where Tompkins Trust Company is custodian.

Service charges on deposit accounts were down $78,000 or 3.6% for the third quarter of 2017 compared to the same period in 2016 and were down $222,000 or 3.4% for the first nine months of 2017 compared to the same period in 2016. Net overdraft fees, the largest component of service charges on deposit accounts, were up 1.2% and 3.2% for the three and nine months ended September 30, 2017 over the same periods in 2016. Net deposit cycle fees were down 9.3% and 13.9% for the three and nine months ended September 30, 2017 compared to the same periods in 2016.  The decline in net deposit cycle fees was primarily attributable to customer behaviors.

Card services income for the three and nine months ended September 30, 2017 was up $153,000 or 7.5% and $894,000 or 15.0%, respectively, compared to the same periods in 2016. The primary components of card services income are fees related to interchange income and transaction fees for debit card transactions, credit card transactions and ATM usage. The increase in revenue for the nine month period included approximately $500,000 of volume based incentives related to our branding agreement with MasterCard.

The Company recognized losses on the sales/calls of available-for-sale securities of $423,000 for the three and nine months ended September 30, 2017 compared to gains of $455,000 and $926,000 for the three and nine months ended September 30, 2016. Sales of available-for-sale securities are generally the result of general portfolio maintenance and interest rate risk management.

Other income of $1.8 million in the third quarter of 2017 was flat compared to the same period in 2016. For the first nine months of 2017, other income of $5.7 million was up 17.6% compared to the same period in 2016. The significant components of other income are other service charges, increases in cash surrender value of corporate owned life insurance ("COLI"), gains on sales of residential mortgage loans, and income from miscellaneous equity investments. The increase for the first nine months of 2017 compared to the same period prior year is mainly attributable to loan related income, including recoveries of nonaccrual interest on loans previously charged off.

Noninterest Expense
Noninterest expense was $41.9 million for the third quarter of 2017 and $124.8 million for the first nine months of 2017, up 3.9% and 4.7%, respectively, compared to the same periods in 2016.

Expenses associated with compensation and benefits are the largest component of noninterest expense, representing 62.7% and 61.7% of total noninterest expense for the three and nine months ended September 30, 2017. Salaries and wages expense for the three and nine months ended September 30, 2017 increased by $1.1 million or 5.7% and $2.7 million or 4.7%, respectively, compared to the same periods in 2016. The increases are mainly due to an increase in the number of employees, normal merit and market adjustments, and higher incentive based compensation expense. Pension and other employee related benefits expenses were up $125,000 and $760,000 over the three and nine month periods in 2016, respectively, mainly as a result of higher costs associated with health insurance and post-retirement benefits. For the nine months ended September 30, 2017, health insurance expense was up $605,000 or 12.4% over the first nine months of 2016.

Other expense categories, not related to compensation and benefits, for the three and nine months ended September 30, 2017, were up $303,000 or 2.0% and $2.1 million or 4.6%, respectively, over the same periods in 2016. Expenses for the year to date period ended September 30, 2017, included $726,000 of expense related to our core system conversion which was completed in the second quarter of 2017. Core conversion expenses for the same period in 2016 were $240,000. Higher expenses associated with occupancy, technology and card services also contributed to the increases in the current year over the prior year periods.

Income Tax Expense
The provision for income taxes was $8.5 million for an effective rate of 32.8% for the third quarter of 2017, compared to tax expense of $6.9 million and an effective rate of 31.4% for the same quarter in 2016. For the first nine months of 2017, the provision for income taxes was $24.1 million for an effective rate of 32.5% compared to an effective rate of 31.7% for the same period in 2016. The effective rates differ from the U.S. statutory rate of 35.0% primarily due to the effect of tax-exempt income from loans, securities and life insurance assets, and the income tax effects associated with stock based compensation.

FINANCIAL CONDITION

Total assets were $6.5 billion at September 30, 2017, up $287.3 million or 4.6% over December 31, 2016. The growth over year-end was primarily attributable to growth in originated loans, which were up $303.3 million or 7.9%. This growth was partially offset by expected run-off in acquired loans, which were down $70.9 million or 18.0%. Total deposits increased $318.8 million or 6.9% compared to December 31, 2016. Other borrowings decreased by $50.2 million or 5.7% from December 31, 2016.

Securities
As of September 30, 2017, the Company’s securities portfolio was $1.55 billion or 23.7% of total assets, compared to $1.57 billion or 25.2% of total assets at year-end 2016. The following table details the composition of available-for-sale and held-to-maturity securities.

Available-for-Sale Securities
	9/30/2017		12/31/2016
(in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Obligations of U.S. Government sponsored entities	$532,958	$534,202	$527,057	$527,627
Obligations of U.S. states and political subdivisions	91,771	92,043	89,910	89,056
Mortgage-backed securities - residential, issued by
U.S. Government agencies	145,470	144,673	159,417	158,226
U.S. Government sponsored entities	639,454	632,146	662,724	651,430
Non-U.S. Government agencies or sponsored entities	85	85	116	116
U.S. corporate debt securities	2,500	2,162	2,500	2,162
Total debt securities	1,412,238	1,405,311	1,441,724	1,428,617
Equity securities	1,000	920	1,000	921
Total available-for-sale securities	$1,413,238	$1,406,231	$1,442,724	$1,429,538

Held-to-Maturity Securities
	9/30/2017		12/31/2016
(in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Obligations of U.S. Government sponsored entities	$131,805	$133,705	$132,098	$132,619
Obligations of U.S. states and political subdivisions	$8,163	$8,302	$10,021	$10,213
Total held-to-maturity debt securities	$139,968	$142,007	$142,119	$142,832

The decrease in unrealized losses, which reflects the amount that amortized cost exceeds fair value, related to the available-for-sale portfolio was due primarily to changes in market interest rates during the first nine months of 2017. Management’s policy is to purchase investment grade securities that on average have relatively short duration, which helps mitigate interest rate risk and provides sources of liquidity without significant risk to capital.

Quarterly, the Company evaluates all investment securities with a fair value less than amortized cost to identify any other-than-temporary impairment as defined under generally accepted accounting principles. As a result of the other-than-temporary impairment review process, the Company does not consider any investment security held at September 30, 2017 to be other-than-temporarily impaired. Future changes in interest rates or the credit quality and credit support of the underlying issuers may reduce the market value of these and other securities. If such decline is determined to be other than temporary, the Company will record the necessary charge to earnings and/or accumulated other comprehensive income to reduce the securities to their then current fair value.

Loans and Leases
Loans and leases at September 30, 2017 and December 31, 2016 were as follows:
	9/30/2017			12/31/2016
(in thousands)	Originated	Acquired	Total Loans and Leases	Originated	Acquired	Total Loans and Leases
Commercial and industrial
Agriculture	$91,054	$0	$91,054	$118,247	$0	$118,247
Commercial and industrial other	895,348	53,484	948,832	847,055	79,317	926,372
Subtotal commercial and industrial	986,402	53,484	1,039,886	965,302	79,317	1,044,619
Commercial real estate
Construction	217,218	1,526	218,744	135,834	8,936	144,770
Agriculture	122,304	257	122,561	102,509	267	102,776
Commercial real estate other	1,537,194	212,646	1,749,840	1,431,690	241,605	1,673,295
Subtotal commercial real estate	1,876,716	214,429	2,091,145	1,670,033	250,808	1,920,841
Residential real estate
Home equity	213,570	31,305	244,875	209,277	37,737	247,014
Mortgages	1,017,205	23,167	1,040,372	947,378	25,423	972,801
Subtotal residential real estate	1,230,775	54,472	1,285,247	1,156,655	63,160	1,219,815
Consumer and other
Indirect	12,632	0	12,632	14,835	0	14,835
Consumer and other	48,928	874	49,802	44,393	826	45,219
Subtotal consumer and other	61,560	874	62,434	59,228	826	60,054
Leases	15,522	0	15,522	16,650	0	16,650
Total loans and leases	4,170,975	323,259	4,494,234	3,867,868	394,111	4,261,979
Less: unearned income and deferred costs and fees	(3,721)	0	(3,721)	(3,946)	0	(3,946)
Total loans and leases, net of unearned income and deferred costs and fees	$4,167,254	$323,259	$4,490,513	$3,863,922	$394,111	$4,258,033

Residential real estate loans, including home equity loans were $1.3 billion at September 30, 2017, up $65.4 million or 5.4% compared to December 31, 2016, and comprised 28.6% of total loans and leases at September 30, 2017. Growth in residential loan balances is impacted by the Company’s decision to retain these loans or sell them in the secondary market due to interest rate considerations. The Company’s Asset/Liability Committee meets regularly and establishes standards for selling and retaining residential real estate mortgage originations.

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

During the first nine months of 2017 and 2016, the Company retained the vast majority of residential mortgage loans originated, selling only $2.2 million and $2.0 million, respectively, recognizing gains on these sales of $39,000 and $57,000, respectively. These residential real estate loans were sold without recourse in accordance with standard secondary market loan sale agreements. When residential mortgage loans are sold, the Company typically retains all servicing rights, which provides the Company with a source of fee income. Mortgage servicing rights totaled $0.7 million at September 30, 2017 and $0.8 million at December 31, 2016.

Commercial real estate loans and commercial and industrial loans totaled $2.1 billion and $1.0 billion, and represented 46.6% and 23.2%, respectively of total loans as of September 30, 2017. The commercial real estate portfolio was up $170.3 million or 8.9% over year-end 2016, while commercial and industrial loans were in line with year-end 2016. As of September 30, 2017, agriculturally-related loans totaled $213.6 million or 4.8% of total loans and leases, compared to $221.0 million or 5.2% of total loans and leases at December 31, 2016. Agriculturally-related loans include loans to dairy farms and cash and vegetable crop farms. Agriculturally-related loans are primarily made based on identified cash flows of the borrower with consideration given to underlying collateral, personal guarantees, and government related guarantees. Agriculturally-related loans are generally secured by the assets or property being financed or other business assets such as accounts receivable, livestock, equipment or commodities/crops.

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
The carrying value of acquired loans accounted for in accordance with this guidance was $14.6 million at September 30, 2017 as compared to $22.5 million at December 31, 2016. The carrying value of loans not exhibiting evidence of credit impairment at the time of the acquisition (i.e. loans outside of the scope of ASC 310-30) was $308.2 million at September 30, 2017, compared to $371.6 million at December 31, 2016.

The Company has adopted comprehensive lending policies, underwriting standards and loan review procedures. Management reviews these policies and procedures on a regular basis. The Company discussed its lending policies and underwriting guidelines for its various lending portfolios in Note 3 – “Loans and Leases” in the Notes to Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. There have been no significant changes in these policies and guidelines since the date of that report. Therefore, both new originations as well as those balances held at September 30, 2017, reflect these policies and guidelines. The Company’s Board of Directors approves the lending policies at least annually. The Company recognizes that exceptions to policy guidelines may occasionally occur and has established procedures for approving exceptions to these policy guidelines. Management has also implemented reporting systems to monitor loan originations, loan quality, concentrations of credit, loan delinquencies and nonperforming loans and potential problem loans.

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

(in thousands)	9/30/2017	12/31/2016	9/30/2016
Allowance for originated loans and leases
Commercial and industrial	$11,690	$9,389	$9,254
Commercial real estate	19,455	19,836	18,776
Residential real estate	5,491	5,149	4,707
Consumer and other	1,267	1,224	1,219
Total	$37,903	$35,598	$33,956

(in thousands)	9/30/2017	12/31/2016	9/30/2016
Allowance for acquired loans
Commercial and industrial	$0	$0	$0
Commercial real estate	75	97	77
Residential real estate	54	54	57
Consumer and other	6	6	22
Total	$135	$157	$156

As of September 30, 2017, the total allowance for loan and lease losses was $38.0 million, which increased by $2.1 million or 6.4% over year-end 2016. The increase in the allowance compared to year-end 2016 was mainly due to growth in the originated loan portfolio, which was up $303.3 million or 7.9% over year-end 2016. In addition, although most credit quality metrics remained relatively stable for the quarter, the level of Special Mention loans increased during the quarter to $51.0 million, up from $21.0 million at year-end 2016 and up from $27.8 million at September 30, 2016. The increase is largely related to the Company’s agricultural portfolio which was negatively impacted by lower average milk prices in 2016, which had an unfavorable impact on operations of our agricultural customers. Milk prices have rebounded in 2017 and as of September 30, 2017, payments on all loans in our agricultural portfolio were current. The allowance for loan and lease losses covered 170.12% of nonperforming loans and leases as of September 30, 2017, compared to 164.98% at December 31, 2016, and 186.45% at September 30, 2016. The ratio of nonperforming loans and leases to total loans and leases was 0.50% at September 30, 2017 compared to 0.51% at December 31, 2016 and 0.45% at September 30, 2016.

The Company’s allowance for originated loan and lease losses totaled $37.9 million at September 30, 2017, which represented 0.91% of total originated loans, down from 0.92% at December 31, 2016 and September 30, 2016. Asset quality metrics in the originated portfolio showed some modest deterioration at September 30, 2017. Originated loans internally-classified as Special Mention, Substandard and Doubtful totaled $71.0 million at September 30, 2017, up from $40.8 million at year-end 2016 and up from $45.3 million at September 30, 2016. As stated above, the increase was in Special Mention loans in the Company's agricultural loan portfolio. Nonaccrual originated loans were $15.7 million as of September 30, 2017, up $1.4 million from year-end 2016, and up from $11.6 million at September 30, 2016. Net charge-offs of originated loans were $74,000 for the nine months ended September 30, 2017, which was in line with the nine months ended September 30, 2016.

The allowance for acquired loans at September 30, 2017 was $135,000, down $22,000 compared to year-end 2016 and September 30, 2016. As part of the determination of the fair value of acquired loans at the time of acquisition, the Company established a credit mark to provide for future credit losses in the acquired portfolio. To the extent that credit quality deteriorates subsequent to acquisition, such deterioration will result in the establishment of an allowance for the acquired portfolio. The amount of acquired loans internally-classified as Special Mention, Substandard and Doubtful totaled $8.7 million at September 30, 2017, down from $13.7 million at year-end 2016 and $14.5 million at September 30, 2016. Loan pay downs coupled with charge offs contributed to the decrease from September 30, 2016 and year-end 2016. Nonaccrual acquired loans were $3.2 million as of September 30, 2017 compared to $4.7 million at year-end 2016, and $4.6 million at September 30, 2016.  The acquired portfolio had net recoveries of $210,000 for the nine months ended September 30, 2017 compared to net charge-offs of $433,000 for the nine months ended September 30, 2016.

Activity in the Company’s allowance for loan and lease losses during the first nine months of 2017 and 2016 is illustrated in the table below.

Analysis of the Allowance for Originated Loan and Lease Losses
(in thousands)	9/30/2017	9/30/2016
Average originated loans outstanding during period	$3,990,966	$3,457,688
Balance of originated allowance at beginning of year	$35,598	$31,312
ORIGINATED LOANS CHARGED-OFF:
Commercial and industrial	162	584
Commercial real estate	21	12
Residential real estate	483	220
Consumer and other	742	455
Total loans charged-off	$1,408	$1,271
RECOVERIES OF ORIGINATED LOANS PREVIOUSLY CHARGED-OFF:
Commercial and industrial	112	217
Commercial real estate	717	636
Residential real estate	169	49
Consumer and other	336	295
Total loans recoveries	$1,334	$1,197
Net loans charged-off (recovered)	74	74
Additions to originated allowance charged to operations	2,379	2,718
Balance of originated allowance at end of period	$37,903	$33,956
Allowance for originated loans and leases as a percentage of originated loans and leases	0.91%	0.92%
Annualized net charge-offs (recoveries) on originated loans to average total originated loans and leases during the period	0.00%	0.00%

Analysis of the Allowance for Acquired Loan Losses
(in thousands)	9/30/2017	9/30/2016
Average acquired loans outstanding during period	$361,326	$439,773
Balance of acquired allowance at beginning of year	157	692
ACQUIRED LOANS CHARGED-OFF:
Commercial and industrial	74	399
Commercial real estate	84	182
Residential real estate	186	35
Consumer and other	1	93
Total loans charged-off	$345	$709
Commercial real estate	524	256
Residential real estate	24	0
Consumer and other	$7	$0
Total loans recovered	$555	$276
Net loans charged-off	(210)	433
Additions to acquired allowance charged to operations	(232)	(103)
Balance of acquired allowance at end of period	$135	$156
Allowance for acquired loans as a percentage of acquired loans outstanding acquired loans and leases	0.04%	0.04%
Annualized net (recoveries) charge-offs on acquired loans as a percentage of average acquired loans and leases outstanding during the period	(0.08)%	0.13%
Annualized total net charge-offs as a percentage of average loans and leases outstanding during the period	0.00%	0.02%

Net loan and lease recoveries totaled $136,000 for the nine months ended September 30, 2017, compared to net charge offs of $507,000 for the same period in 2016. Annualized net chargeoffs were 0.00% of average total loans and leases, down compared to 0.02% for the same period in 2016. The most recent peer percentage is 0.07%.

The provision for loan and lease losses was $402,000 and $2.1 million for the three and nine months ended September 30, 2017, compared to $782,000 and $2.6 million for the same periods in 2016. The decrease in provision expense in 2017 compared to the same periods in 2016 was mainly a result of an increase in net loan recoveries in 2017 over 2016.

Analysis of Past Due and Nonperforming Loans
(in thousands)	9/30/2017	12/31/2016	9/30/2016
Loans 90 days past due and accruing
Commercial and industrial	0	0	0
Residential real estate	0	0	35
Total loans 90 days past due and accruing	0	0	35
Nonaccrual loans
Commercial and industrial	2,367	738	340
Commercial real estate	5,181	9,076	7,129
Residential real estate	10,885	9,061	8,421
Consumer and other	386	166	223
Total nonaccrual loans	18,819	19,041	16,113
Troubled debt restructurings not included above	3,541	2,631	2,148
Total nonperforming loans and leases	22,360	21,672	18,296
Other real estate owned	2,030	908	1,008
Total nonperforming assets	$24,390	$22,580	$19,304
Allowance as a percentage of nonperforming loans and leases	170.12%	164.98%	186.45%
Total nonperforming loans and leases as percentage of total loans and leases	0.50%	0.51%	0.45%
Total nonperforming assets as percentage of total assets	0.37%	0.36%	0.32%

 1 The September 30, 2017, December 31, 2016, and September 30, 2016 columns in the above table exclude $1.3 million, $2.6 million, and $2.6 million, respectively, of acquired loans that are 90 days past due and accruing interest.  These loans were originally recorded at fair value on the acquisition date of August 1, 2012.  These loans are considered to be accruing as we can reasonably estimate future cash flows on these acquired loans and we expect to fully collect the carrying value of these loans.  Therefore, we are accreting the difference between the carrying value of these loans and their expected cash flows into interest income.

Nonperforming assets include nonaccrual loans, troubled debt restructurings (“TDR”), and foreclosed real estate/other real estate owned. Nonperforming assets represented 0.37% of total assets at September 30, 2017, compared to 0.36% at December 31, 2016, and 0.32% at September 30, 2016. The Company’s ratio of nonperforming assets to total assets continues to compare favorably to our peer group’s most recent ratio of 0.67% at June 30, 2017. Total nonperforming assets of $24.4 million at September 30, 2017 were up $1.8 million compared to December 31, 2016, and $ 5.1 million compared to September 30, 2016. Total nonperforming loans and leases of $22.4 million were up $1.6 million or 7.5% from year end 2016, and up $4.1 million or 7.5% from September 30, 2016. A breakdown of nonperforming loans and leases by portfolio segment is shown above.

Loans are considered modified in a TDR when, due to a borrower’s financial difficulties, the Company makes a concession(s) to the borrower that it would not otherwise consider and the borrower could not obtain elsewhere. These modifications may include, among others, an extension of the term of the loan, and granting a period when interest-only payments can be made, with the principal payments made over the remaining term of the loan or at maturity. TDRs are included in the above table within the following categories: “loans 90 days past due and accruing”, “nonaccrual loans”, or “troubled debt restructurings not included above”. Loans in the latter category include loans that meet the definition of a TDR but are performing in accordance with the modified terms and therefore classified as accruing loans. At September 30, 2017, the Company had $7.4 million in TDRs, and of that total $3.9 million were reported as nonaccrual and $3.5 million were considered performing and included in the table above.

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

The Company’s recorded investment in loans and leases that are considered impaired totaled $14.7 million at September 30, 2017, compared to $18.6 million at December 31, 2016. A loan is impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impaired loans consist of our non-homogenous nonaccrual loans, and all TDRs. Specific reserves on individually identified impaired loans that are not collateral dependent are measured based on the present value of expected future cash flows discounted at the original effective interest rate of each loan. For loans that are collateral dependent, impairment is measured based on the fair value of the collateral less estimated selling costs, and such impaired amounts are generally charged off.

The year to date average recorded investment in impaired loans and leases was $14.8 million at September 30, 2017, compared to $17.1 million at September 30, 2016. At September 30, 2017, there was a specific reserve of $614,000 on impaired loans compared to $493,000 of specific reserves at December 31, 2016. The specific reserve of $614,000 at September 30, 2017 includes specific reserves of $539,000 for the originated portfolio, and specific reserves of $75,000 for the acquired portfolio. The majority of impaired loans are collateral dependent impaired loans that have limited exposure or require limited specific reserve because of the amount of collateral support with respect to these loans and previous charge-offs. Interest payments on impaired loans are typically applied to principal unless collectability of the principal amount is reasonably assured. In these cases, interest is recognized on a cash basis.

The ratio of the allowance to nonperforming loans and leases (loans past due 90 days and accruing, nonaccrual loans and restructured troubled debt) was 170.12% at September 30, 2017, improved from 164.98% at December 31, 2016, and down from the 186.45% at September 30, 2016. The Company’s nonperforming loans and leases are mostly made up of collateral dependent impaired loans with limited exposure or require limited specific reserve due to the level of collateral available with respect to these loans and/or previous charge-offs.

Management reviews the loan portfolio continuously for evidence of potential problem loans and leases. Potential problem loans and leases are loans and leases that are currently performing in accordance with contractual terms, but where known information about possible credit problems of the related borrowers causes management to have doubt as to the ability of such borrowers to comply with the present loan payment terms and may result in such loans and leases becoming nonperforming at some time in the future. Management considers loans and leases classified as Substandard, which continue to accrue interest, to be potential problem loans and leases. The Company, through its internal loan review function, identified 32 commercial relationships from the originated portfolio and 15 commercial relationships from the acquired portfolio totaling $12.5 million and $6.2 million, respectively at September 30, 2017 that were potential problem loans. At December 31, 2016, the Company had identified 27 relationships totaling $7.6 million in the originated portfolio and 18 relationships totaling $8.4 million in the acquired portfolio that were potential problem loans. Of the 32 commercial relationships in the originated portfolio at September 30, 2017 that were Substandard, there were 5 relationships that equaled or exceeded $1.0 million, which in aggregate totaled $8.7 million, the largest of which was $3.0 million. Of the 15 commercial relationships from the acquired loan portfolio at September 30, 2017 that were Substandard, there was 1 relationship that equaled or exceeded $1.0 million, which in aggregate totaled $1.9 million. The Company continues to monitor these potential problem relationships; however, management cannot predict the extent to which continued weak economic conditions or other factors may further impact borrowers. These loans remain in a performing status due to a variety of factors, including payment history, the value of collateral supporting the credits, and personal or government guarantees. These factors, when considered in the aggregate, give management reason to believe that the current risk exposure on these loans does not warrant accounting for these loans as nonperforming. However, these loans do exhibit certain risk factors, which have the potential to cause them to become nonperforming. Accordingly, management’s attention is focused on these credits, which are reviewed on at least a quarterly basis.

Capital
Total equity was $589.9 million at September 30, 2017, an increase of $40.5 million or 7.4% from December 31, 2016. The increase reflects growth in retained earnings, additional paid-in capital, and a decrease in accumulated other comprehensive losses.

Additional paid-in capital increased by $6.7 million, from $357.4 million at December 31, 2016, to $364.2 million at September 30, 2017. The increase is primarily attributable to the following: $2.9 million related to shares issued in connection with the dividend reinvestment plan, $2.3 million related to shares issued under the employee stock ownership plan, and $2.1 million related to stock based compensation. Retained earnings increased by $29.6 million from $230.2 million at December 31, 2016, to $259.7 million at September 30, 2017, reflecting net income of $50.0 million less dividends paid of $20.5 million. Accumulated other comprehensive loss decreased from a net loss of $37.1 million at December 31, 2016, to a net loss of $32.7 million at September 30, 2017, reflecting a $3.7 million decrease in unrealized losses on available-for-sale securities due to changes in market rates, and a $0.7 million increase related to post-retirement benefit plans. In connection with the Basel III Capital Rules on January 1, 2015, the Company elected to opt-out of the requirement to include most components of other comprehensive income in regulatory capital. Accordingly, amounts reported as accumulated other comprehensive income/loss related to net unrealized gain or loss on available-for-sale securities and the funded status of the Company’s defined benefit post-retirement benefit plans do not increase or reduce regulatory capital and are not included in the calculation of risk-based capital and leverage ratios.

Cash dividends paid in the first nine months of 2017 totaled approximately $20.5 million, representing 40.9% of year to date 2017 earnings. Cash dividends of $1.35 per common share paid in the first nine months of 2017 were up 2.3% over cash dividends of $1.32 per common share paid in the first nine months of 2016.

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

The Company repurchased 22,356 shares under the 2014 Repurchase Plan during the first nine months of 2016, at an average price of $52.18. As of September 30, 2017, the Company had not purchased any shares under the 2016 Repurchase Plan.

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

The following table provides a summary of the Company’s capital ratios as of September 30, 2017.

REGULATORY CAPITAL ANALYSIS
September 30, 2017	Actual		Well Capitalized Requirement
(dollar amounts in thousands)	Amount	Ratio	Amount	Ratio
Total Capital (to risk weighted assets)	$578,102	12.52%	$461,779	10.00%
Tier 1 Capital (to risk weighted assets)	$538,167	11.65%	$369,423	8.00%
Tier 1 Common Equity (to risk weighted assets)	$521,519	11.29%	$300,156	6.50%
Tier 1 Capital (to average assets)	$538,167	8.52%	$315,735	5.00%

On September 30, 2017, the Company’s capital ratios exceeded the minimum required capital ratios plus the required conservation buffer, the minimum required capital ratios plus the fully phased-in capital conservation buffer, and the minimum required capital ratios for well capitalized institutions. The capital levels required to be considered well capitalized, presented in the above table, are based upon prompt corrective action regulations, as amended to reflect the changes under Basel III Capital Rules.

Total capital as a percent of risk weighted assets increased to 12.5% at September 30, 2017, compared with 12.2% as of December 31, 2016. Tier 1 capital as a percent of risk weighted assets increased slightly from 11.4% at the end of 2016 to 11.7% as of September 30, 2017. Tier 1 capital as a percentage of average assets was 8.5% at September 30, 2017, compared to 8.4% as of December 31, 2016. Common equity tier 1 capital was 11.3% at the end of the third quarter of 2017, up slightly from 11.0% at the end of 2016.

On January 31, 2017, the Company redeemed all of the trust preferred securities of Tompkins Capital Trust I for an aggregate of $20.5 million, at a redemption price equal to 100% of the liquidation amount of the securities ($1,000 per security), plus any accrued and unpaid interest up to the redemption date.

As of September 30, 2017, the capital ratios for the Company’s subsidiary banks also exceeded the minimum required capital ratios plus the required conservation buffer, the minimum required capital ratios plus the fully phased-in capital conservation buffer, and the minimum required capital ratios for well capitalized institutions.

Deposits and Other Liabilities
Total deposits of $4.9 billion at September 30, 2017 increased $318.8 million or 6.9% from December 31, 2016. The increase from year-end 2016 was comprised mainly of increases in money market, savings and interest bearing checking deposits, which in aggregate were up $229.0 million. The growth in deposits reflects increases in municipal balances as well as both personal and business balances over year end.

The most significant source of funding for the Company is core deposits. The Company defines core deposits as total deposits less time deposits of $250,000 or more, brokered deposits and municipal money market deposits. Core deposits grew by $338.6 million or 9.0% to $4.1 billion at September 30, 2017, from $3.7 billion at year-end 2016. Core deposits represented 82.7% of total deposits at September 30, 2017, compared to 81.1% of total deposits at December 31, 2016.

Municipal money market savings accounts totaled $529.0 million at September 30, 2017 which was an increase of 4.1% compared to year-end 2016. In general, there is a seasonal pattern to municipal deposits starting with a low point during July and August. Account balances tend to increase throughout the fall and into the winter months from tax deposits and an additional inflow at the end of March from the electronic deposit of state funds.

The Company uses both retail and wholesale repurchase agreements. Retail repurchase agreements are arrangements with local customers of the Company, in which the Company agrees to sell securities to the customer with an agreement to repurchase those securities at a specified later date. Retail repurchase agreements totaled $73.9 million at September 30, 2017, and $59.1 million at December 31, 2016. Management generally views local repurchase agreements as an alternative to large time deposits.

The Company’s other borrowings totaled $834.6 million at September 30, 2017, down $50.2 million or 5.7% from $884.8 million at December 31, 2016. Borrowings decreased due to a rise in seasonal deposit balances. Borrowings at September 30, 2017 included $340.6 million in FHLB overnight advances, $485.0 million of FHLB term advances, and a $9.0 million advance from a bank. Borrowings at year-end 2016 included $503.8 million in overnight advances from FHLB, $365.0 million of FHLB term advances, and a $16.0 million advances from a bank. Of the $485.0 million in FHLB term advances at September 30, 2017, $290.0 million is due in over one year.

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

Core deposits, discussed above under “Deposits and Other Liabilities”, are a primary and low cost funding source obtained primarily through the Company’s branch network. In addition to core deposits, the Company uses non-core funding sources to support asset growth. These non-core funding sources include time deposits of $250,000 or more, brokered time deposits, national deposit listing services, municipal money market deposits, bank borrowings, securities sold under agreements to repurchase and overnight and term advances from the FHLB. Rates and terms are the primary determinants of the mix of these funding sources. Non-core funding sources of $1.8 billion at September 30, 2017 decreased $65.3 million or 3.6% as compared to year end 2016. The decrease in non-core funding sources reflects mainly by a decrease in brokered deposits compared to year-end 2016. Non-core funding sources, as a percentage of total liabilities, were 29.7% at September 30, 2017, compared to 32.2% at December 31, 2016.

Non-core funding sources may require securities to be pledged against the underlying liability. Securities carried at $1.4 billion at September 30, 2017 and December 31, 2016, were either pledged or sold under agreements to repurchase. Pledged securities represented 92.6% of total securities at September 30, 2017, compared to 75.0% of total securities at December 31, 2016. The increase is attributable to the growth of deposits from municipal customers and the shift of investment balances into higher yielding loans.

Cash and cash equivalents totaled $129.4 million as of September 30, 2017 which increased from $64.0 million at December 31, 2016. Short-term investments, consisting of securities due in one year or less, increased from $25.5 million at December 31, 2016, to $38.8 million on September 30, 2017.

Cash flow from the loan and investment portfolios provides a significant source of liquidity. These assets may have stated maturities in excess of one year, but have monthly principal reductions. Total mortgage-backed securities, at fair value, were $776.9 million at September 30, 2017 compared with $810.0 million at December 31, 2016. Outstanding principal balances of residential mortgage loans, consumer loans, and leases totaled approximately $1.4 billion at September 30, 2017, increased by $66.7 million or 5.1% compared with year end 2016. Aggregate amortization from monthly payments on these assets provides significant additional cash flow to the Company.

The Company's liquidity is enhanced by ready access to national and regional wholesale funding sources including Federal funds purchased, repurchase agreements, brokered certificates of deposit, and FHLB advances. Through its subsidiary banks, the Company has borrowing relationships with the FHLB and correspondent banks, which provide secured and unsecured borrowing capacity. At September 30, 2017, the unused borrowing capacity on established lines with the FHLB was $1.1 billion.

As members of the FHLB, the Company’s subsidiary banks can use certain unencumbered mortgage-related assets and securities to secure additional borrowings from the FHLB. At September 30, 2017, total unencumbered residential mortgage loans and securities were $508.8 million. Additional assets may also qualify as collateral for FHLB advances upon approval of the FHLB.

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

The Company’s Board of Directors has set a policy that interest rate risk exposure will remain within a range whereby net interest income will not decline by more than 10% in one year as a result of a 100 basis point parallel change in rates. Based upon the simulation analysis performed as of August 31, 2017, a 200 basis point parallel upward change in interest rates over a one-year time frame would result in a one-year decrease in net interest income from the base case of approximately 0.7%, while a 100 basis point parallel decline in interest rates over a one-year period would result in an decrease in one-year net interest income from the base case of 1.8%. The simulation assumes no balance sheet growth and no management action to address balance sheet mismatches.

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

In addition to the simulation analysis, management uses an interest rate gap measure. The table below is a Condensed Static Gap Report, which illustrates the anticipated repricing intervals of assets and liabilities as of September 30, 2017. The Company’s one-year net interest rate gap was a negative $581.0 million or 8.91% of total assets at September 30, 2017, compared with a negative $520.7 million or 8.35% of total assets at December 31, 2016. A negative gap position exists when the amount of interest-bearing liabilities maturing or repricing exceeds the amount of interest-earning assets maturing or repricing within a particular time period. This analysis suggests that the Company’s net interest income is moderately more vulnerable to an increasing rate environment than it is to a prolonged declining interest rate environment. An interest rate gap measure could be significantly affected by external factors such as a rise or decline in interest rates, loan or securities prepayments, and deposit withdrawals.

Condensed Static Gap – September 30, 2017			Repricing Interval
(in thousands)	Total	0-3 months	3-6 months	6-12 months	Cumulative 12 months

Interest-earning assets[1]	$6,091,228	$1,240,640	$251,917	$524,879	$2,017,436
Interest-bearing liabilities	4,458,742	2,072,027	242,499	283,958	2,598,484
Net gap position		(831,387)	9,418	240,921	(581,048)
Net gap position as a percentage of total assets		(12.74)%	0.14%	3.69%	(8.91)%

1 Balances of available securities are shown at amortized cost

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2017. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this Report on Form 10-Q, the Company’s disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2017, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

	Total Number of Shares Purchased (a)	Average Price Paid Per Share (b)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (c)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (d)

July 1, 2017 through July 31, 2017	1,354	$78.84	0	400,000

August 1, 2017 through August 31, 2017	2,189	74.73	0	400,000

September 1, 2017 through September 30, 2017	0	0	0	400,000

Total	3,543	$76.30	0	400,000

Included in the table above are 1,354 shares purchased on the open market in July 2017, at an average cost of $78.84, and 486 shares purchased on the open market in August 2017, at an average cost of $76.66, by the trustee of the rabbi trust established by the Company under the Company’s Stock Retainer Plan For Eligible Directors of Tompkins Financial Corporation and Participating Subsidiaries, which were part of the director deferred compensation under that plan. In addition, the table includes 1,703 shares in August 2017 delivered to the Company by employees at an average cost of $74.18 to satisfy mandatory tax withholding requirements upon the vesting of restricted stock under the Company's 2009 Equity Plan.

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

Date:	November 9, 2017

TOMPKINS FINANCIAL CORPORATION

By:	/S/ Stephen S. Romaine
Stephen S. Romaine
President and Chief Executive Officer
(Principal Executive Officer)

By:	/S/ Francis M. Fetsko
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

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, formatted in XBRL (eXtensible Business Reporting Language):  (i) Condensed Consolidated Statements of Condition as of September 30, 2017 and December 31, 2016; (ii) Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2017 and 2016; (iii) Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2017 and 2016; (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2017 and 2016; (v) Condensed Consolidated Statements of Changes in Shareholders’ Equity for the nine months ended September 30, 2017 and 2016; and (vi) Notes to Unaudited Condensed Consolidated Financial Statements.