Form 10-K
period 2017-12-31
TOMPKINS FINANCIAL CORP
filed 2018-03-01
CIK 1005817

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______to ______
 Commission File Number 1-12709

Tompkins Financial Corporation
(Exact name of registrant as specified in its charter)

New York	16-1482357
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

The Commons, P.O. Box 460, Ithaca, New York	14851
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (888) 503-5753
Securities registered pursuant to Section 12(b) of the Act:

Common Stock ($.10 Par Value Per Share)	NYSE American
(Title of class)	(Name of exchange on which traded)
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
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a nonaccelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer", "accelerated filer", "nonaccelerated filer", "smaller reporting company", and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☒	Accelerated Filer ☐	Nonaccelerated Filer ☐	Smaller Reporting Company ☐	Emerging Growth Company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒.
The aggregate market value of the registrant’s common stock held by non-affiliates was $958,737,000 on June 30, 2017, based on the closing sales price of a share of the registrant’s common stock, $.10 par value (the “Common Stock”), as reported on the NYSE American, on such date.
The number of shares of the registrant’s Common Stock outstanding as of February 19, 2018, was 15,262,686 shares.

DOCUMENTS INCORPORATED BY REFERENCE
 Portions of the registrant’s definitive Proxy Statement relating to its 2018 Annual Meeting of stockholders, to be held on May 8, 2018, are incorporated by reference into Part III of this Form 10-K where indicated.

TOMPKINS FINANCIAL CORPORATION

Annual Report on Form 10-K
For the Fiscal Year Ended December 31, 2017

PART I

Item 1. Business

The disclosures set forth in this Item 1. Business are qualified by the section captioned “Forward-Looking Statements” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Report and other cautionary statements set forth elsewhere in this Report.

General

Tompkins Financial Corporation (“Tompkins” or the “Company”) is headquartered in Ithaca, New York and is registered as a Financial Holding Company with the Federal Reserve Board under the Bank Holding Company Act of 1956, as amended. The Company is a locally oriented, community-based financial services organization that offers a full array of products and services, including commercial and consumer banking, leasing, trust and investment management, financial planning and wealth management, and insurance. At December 31, 2017, the Company’s subsidiaries included: four wholly-owned banking subsidiaries, Tompkins Trust Company (the “Trust Company”), The Bank of Castile (DBA Tompkins Bank of Castile), Mahopac Bank (DBA Tompkins Mahopac Bank), VIST Bank (DBA Tompkins VIST Bank); and a wholly-owned insurance agency subsidiary, Tompkins Insurance Agencies, Inc. (“Tompkins Insurance”). The Trust Company provides a full array of trust and investment services under the Tompkins Financial Advisors brand, including investment management, trust and estate, financial and tax planning as well as life, disability and long-term care insurance services. The Company’s principal offices are located at The Commons, Ithaca, New York, 14851, and its telephone number is (888) 503-5753. The Company’s common stock is traded on the NYSE American under the symbol “TMP.”

Tompkins was organized in 1995, under the laws of the State of New York, as a bank holding company for the Trust Company, a commercial bank that has operated in Ithaca, New York and surrounding communities since 1836. Information relating to revenues, profit and loss, and total assets for the Company’s three business segments - banking, insurance, and wealth management - is incorporated herein by reference to “Note 21 - Segment and Related Information” in the Notes to Consolidated Financial Statements in Part II, Item 8. of this Report.

The Tompkins strategy centers around its core values and a commitment to delivering long-term value to our clients, communities, and shareholders. To achieve this the Company has a variety of strategic initiatives focused on delivering high quality products and services; a continual focus on improving operational effectiveness, investing in our people through talent management and development, maintaining appropriate risk management programs, and delivering profitable growth across all of our business lines. The Company's growth strategy includes initiatives to grow organically through our current businesses, as well as through possible acquisitions of financial institutions, branches, and financial services businesses. As such, the Company has acquired, and from time to time considers acquiring, banks, thrift institutions, branch offices of banks or thrift institutions, or other businesses that would complement the Company’s business or its geographic reach. The Company generally targets merger or acquisition partners that are culturally similar and have experienced management and possess either significant market presence or have potential for improved profitability through financial management, economies of scale and expanded services. The Company has pursued acquisition opportunities in the past, and continues to review new opportunities.  The Company's most recent sizable acquisition was its 2012 acquisition of VIST Financial, a financial holding company headquartered in Wyomissing, Pennsylvania.
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

Narrative Description of Business

Information about the Company’s business segments is included in “Note 21 Segment and Related Information” in the Notes to Consolidated Financial Statements in Part II, Item 8. of this Report. The Company has identified three business segments, consisting of banking, insurance and wealth management.

Banking services consist primarily of attracting deposits from the areas served by the Company’s four banking subsidiaries’ 65 banking offices (45 offices in New York and 20 offices in Pennsylvania), and using those deposits to originate a variety of commercial loans, agricultural loans, consumer loans, real estate loans, and leases in those same areas. The Company’s lending function is managed within the guidelines of a comprehensive Board-approved lending policy. Policies and procedures are reviewed on a regular basis. Reporting systems are in place to provide management with ongoing information related to loan production, loan quality, concentrations of credit, loan delinquencies and nonperforming and potential problem loans. The Company has an independent third party loan review process that reviews and validates the risk identification and assessment made by the lenders and credit personnel. The results of these reviews are presented to the Board of Directors of each of the Company’s banking subsidiaries, and the Company’s Audit Committee.

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

The Company has operated its insurance agency subsidiary, Tompkins Insurance Agencies Inc., since 2001. Insurance services include property and casualty insurance, employee benefit consulting, life, long-term care and disability insurance. Tompkins Insurance is headquartered in Batavia, New York. Over the years, Tompkins Insurance has acquired smaller insurance agencies in the market areas served by the Company’s banking subsidiaries and successfully consolidated them into Tompkins Insurance. Tompkins Insurance offers services to customers of the Company’s banking subsidiaries by sharing offices with Tompkins Bank of Castile, the Trust Company, and Tompkins VIST Bank. In addition to these shared offices, Tompkins Insurance has five stand-alone offices in Western New York, and one stand-alone office in Tompkins County, New York.

Wealth management services consist of investment management, trust and estate, financial and tax planning as well as life, disability and long-term care insurance services. Wealth management services are provided under the trade name Tompkins Financial Advisors. Tompkins Financial Advisors has office locations, and services are available, within all four of the Company’s subsidiary banks.
Subsidiaries

The Company operates four banking subsidiaries, and an insurance agency subsidiary. In addition, the Company also owns 100% of the common stock of Sleepy Hollow Capital Trust I, Leesport Capital Trust II, and Madison Statutory Trust I. The Company’s banking subsidiaries operate 65 offices, including 2 limited-service offices, with 45 banking offices located in New York and 20 banking offices located in southeastern Pennsylvania. The decision to operate as four locally managed community banks reflects management’s commitment to community banking as a business strategy. For Tompkins, personal delivery of high quality services, a commitment to the communities in which we operate, and the convergence of a single-source financial service provider characterize management’s community banking approach. The combined resources of the Tompkins organization provide increased capacity for growth and the greater capital resources necessary to make investments in technology and services. Tompkins has a comprehensive suite of products and services in the markets served by all four banking subsidiaries. These services include trust and investment services, insurance, leasing, card services, Internet banking, and remote deposit services.

Tompkins Trust Company (the “Trust Company”)
The Trust Company is a New York State-chartered commercial bank that has operated in Ithaca, New York and surrounding communities since 1836. The Trust Company provides wealth management services through Tompkins Financial Advisors (“TFA”), a division of Tompkins Trust Company. The Trust Company operates 14 banking offices, including one limited-service banking office in each of the counties of Tompkins, Cayuga, Cortland, Onondaga and Schuyler, New York. The Trust Company’s largest market area is Tompkins County, which has a population of approximately 105,000. Education plays a significant role in the Tompkins County economy with Cornell University and Ithaca College being two of the county’s major employers. The Trust Company has a full-service office in Cortland, New York and a full-service office in Auburn, New York. Both of these offices are located in counties contiguous to Tompkins County. The Trust Company also has a full service branch in Fayetteville, New York which is located in Onondaga County. As of December 31, 2017, the Trust Company had total assets of $2.1 billion, total loans of $1.3 billion and total deposits of $1.5 billion.

Tompkins Bank of Castile
Tompkins Bank of Castile is a New York State-chartered commercial bank and conducts its operations through its 17 banking offices, in towns situated in and around the areas commonly known as the Genesee Valley region of New York State. The main business office for Tompkins Bank of Castile is located in Batavia, New York and is shared with Tompkins Insurance. Tompkins Bank of Castile serves a five-county market, much of which is rural in nature, but also includes Monroe County (population approximately 748,000), where the city of Rochester is located. The population of the counties served by Tompkins Bank of Castile, other than Monroe, is approximately 205,000. In 2017, Tompkins Bank of Castile opened a loan production office in Amherst, New York, which is located near Buffalo, New York. As of December 31, 2017, Tompkins Bank of Castile had total assets of $1.5 billion, total loans of $1.1 billion and total deposits of $1.3 billion.

Tompkins Mahopac Bank
Tompkins Mahopac Bank is a New York State-chartered commercial bank that operates 14 banking offices. The 14 banking offices include 5 full-service offices in Putnam County, New York, 3 full-service offices in Dutchess County, New York, and 6 full-service offices in Westchester County, New York. Putnam County has a population of approximately 99,000 and is about 60 miles north of Manhattan. Dutchess County has a population of approximately 294,000, and Westchester County has a population of approximately 975,000. As of December 31, 2017, Tompkins Mahopac Bank had total assets of $1.4 billion, total loans of $947.4 million and total deposits of $972.4 million.

Tompkins VIST Bank
Tompkins VIST Bank is a full service Pennsylvania State-charted commercial bank that operates 20 banking offices in Pennsylvania, including one limited-service office. The 20 banking offices include 12 offices in Berks County, 5 offices in Montgomery County, 1 office in Philadelphia County, 1 office in Delaware County and 1 office in Schuylkill County. The population of the counties served by Tompkins VIST Bank is Philadelphia 1.6 million, Montgomery 823,000, Delaware 563,000, Berks 415,000 and Schuylkill 144,000. The main office is located in Wyomissing, Pennsylvania. As of December 31, 2017, Tompkins VIST Bank had total assets of $1.7 billion, total loans of $1.3 billion and total deposits of $1.1 billion.
Tompkins Insurance Agencies, Inc. ("Tompkins Insurance")
Tompkins Insurance is headquartered in Batavia, New York. Insurance services include property and casualty insurance, employee benefit consulting, and life, long-term care and disability insurance. Over the past 16 years, Tompkins Insurance has acquired smaller insurance agencies in the market areas serviced by the Company's banking subsidiaries and successfully consolidated them into Tompkins Insurance. Tompkins Insurance offers services to customers of the Company's banking subsidiaries by sharing offices with Tompkins Bank of Castile, Trust Company, and Tompkins VIST Bank. In addition to these shared offices, Tompkins Insurance has five stand-alone offices in Western New York, and one stand-alone office in Tompkins County.

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

For additional details on the above capital trusts refer to “Note 10 - Trust Preferred Debentures” in the Notes to Consolidated Financial Statements in Part II, Item 8. of this Report.

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

Competition among financial institutions is based upon interest rates offered on deposit accounts, interest rates charged on loans and other credit and service charges, the quality and scope of the services rendered, the convenience of facilities and services, and, in the case of loans to commercial borrowers, relative lending limits. Management believes that a community-based financial organization is better positioned to establish personalized financial relationships with both commercial customers and individual households. The Company’s community commitment and involvement in its primary market areas, as well as its commitment to quality and personalized financial services, are factors that contribute to the Company’s competitiveness. Management believes that each of the Company’s subsidiary banks can compete successfully in its primary market areas by making prudent lending decisions quickly and more efficiently than its competitors, without compromising asset quality or profitability. In addition, the Company focuses on providing unparalleled customer service, which includes offering a strong suite of products and services. Although management feels that this business model has caused the Company to grow its customer base in recent years and allows it to compete effectively in the markets it serves, we cannot assure you that such factors will result in future success.
Supervision and Regulation

Regulatory Agencies
As a registered financial holding company, the Company is regulated under the Bank Holding Company Act of 1956 as amended (“BHC Act”), and is subject to examination and comprehensive regulation by the Federal Reserve Board (“FRB”). The Company is also subject to the jurisdiction of the Securities and Exchange Commission (“SEC”) and is subject to disclosure and regulatory requirements under the Securities Act of 1933, as amended (the “Securities Act”), and the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Company's activities are also subject to regulation under the Federal Reserve Act, the Federal Deposit Insurance Act, the Dodd-Frank Act, the Truth-in-Lending Act (which governs disclosures of credit terms to consumer borrowers), the Truth-in-Savings Act, the Equal Credit Opportunity Act, the Fair Credit Reporting Act (which governs the manner in which consumer debts may be collected by collection agencies), the Home Mortgage Disclosure Act (which requires financial institutions to provide certain information about home mortgage and refinanced loans), the Servicemembers Civil Relief Act, Section 5 of the Federal Trade Commission Act (which prohibits unfair or deceptive acts and practices in or affecting commerce), the Real Estate Settlement Procedures Act, and the Electronic Funds Transfer Act, as well as other federal, state and local laws. The Company’s common stock is traded on the NYSE American under the Symbol “TMP” and as a result the Company is subject to the rules of the NYSE American for listed companies.
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
Federal Home Loan Bank System
The Company’s banking subsidiaries are also members of the Federal Home Loan Bank (“FHLB”), which provides a central credit facility primarily for member institutions for home mortgage and neighborhood lending. The Company’s banking subsidiaries are subject to the rules and requirements of the FHLB, including the requirement to acquire and hold shares of capital stock in the FHLB in an amount at least equal to the sum of 0.35% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, up to a maximum of $25.0 million. The Company’s banking subsidiaries were in compliance with FHLB rules and requirements as of December 31, 2017.

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
The Dodd-Frank Act broadened the base for FDIC insurance assessment, as discussed in greater detail below. The legislation also contained provisions impacting publicly-traded companies generally, such as requirements that companies give shareholders a non-binding vote on executive compensation and “golden parachute” payments, and include numerous additional compensation-related disclosures in their proxy materials. As required by the Dodd-Frank Act, the FRB and other federal banking regulators promulgated rules prohibiting excessive compensation paid to bank holding company executives, regardless of whether the company is publicly traded. The Dodd-Frank Act established a new Bureau of Consumer Financial Protection (“CFPB”) with broad powers to supervise and enforce consumer protection laws. The CFPB has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions, including the authority to prohibit “unfair, deceptive or abusive” acts and practices. The CFPB has examination and enforcement authority over all banks and savings institutions with more than $10 billion in assets. The Company and its subsidiaries are required to comply with the rules of the CFPB; however, these rules are generally enforced by our primary regulators, the FRB and the FDIC.

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
The Dodd-Frank Act also required the federal financial regulatory agencies to adopt rules that prohibit banks and their affiliates from engaging in proprietary trading and investing in and sponsoring certain unregistered investment companies (defined as hedge funds and private equity funds). The statutory provision is commonly called the “Volcker Rule.” During 2017, to comply with the Volcker Rule, the Company completed a divestiture of its interest in approximately $500,000 in covered funds. At December 31, 2017, the Company had outstanding investments of approximately $600,000 in covered funds (the "Legacy Investments"). The FRB has granted our request for an extended compliance period for our Legacy Investments, for which we must complete our divestiture process no later than July 2022. The Volcker Rule has not had, and is not expected to have, a material effect on the Company.

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

Under the Basel III Capital Rules, the minimum capital ratios, capital conservation buffer and other deductions/adjustments are being phased in as follows:

Basel III Capital- Timeline & Transition Period
Phase-in Schedule
					Full Phase-in
Ratio	2015	2016	2017	2018	2019
Minimum Tier 1 Leverage Capital Ratio	4.0%	4.0%	4.0%	4.0%	4.0%
Minimum Common Equity Tier 1 Risk-based Capital Ratio	4.5%	4.5%	4.5%	4.5%	4.5%
Minimum Tier 1 Risk-based Capital Ratio	6.0%	6.0%	6.0%	6.0%	6.0%
Minimum Total Risk-based Capital Ratio	8.0%	8.0%	8.0%	8.0%	8.0%

Buffer
Capital Conservation Buffer	0.00%	0.625%	1.25%	1.875%	2.50%
Minimum Common Equity Tier 1 Plus Capital Conservation Buffer	4.5%	5.125%	5.75%	6.375%	7.00%
Minimum Tier 1 Capital Plus Capital Conservation Buffer	6.0%	6.625%	7.25%	7.875%	8.50%
Minimum Total Capital Plus Capital Conservation Buffer	8.0%	8.625%	9.25%	9.875%	10.50%

Deductions / Adjustments
Phase-in of certain deductions and adjustments	40%	60%	80%	100%

Beginning January 1, 2016, under the Basel III phase-in rules, the Company became required to maintain a “capital conservation buffer” above the minimum risk-based capital requirements. The capital conservation buffer is exclusively composed of CET1 capital, and as described below, it applies to each of the three risk-based capital ratios, but not the leverage ratio. The capital conservation buffer was 1.25% at January 1, 2017 and 1.875% at January 1, 2018, and is scheduled to increase to 2.5% on January 1, 2019. At December 31, 2017, the Company complied with the capital conservation buffer requirement.
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
The Basel III Capital Rules also required the phase-out of certain hybrid securities, such as trust preferred securities, as Tier 1 capital of bank holding companies in equal installments between 2013 and 2016. Trust preferred securities no longer included in Tier 1 capital may nonetheless be included as a component of Tier 2 capital. However, because the trust preferred securities held by Tompkins were issued prior to May 19, 2010, and because Tompkins’ total consolidated assets were less than $15.0 billion as of December 31, 2009, these trust preferred securities are permanently grandfathered under the final rule and may continue to be included as Tier 1 capital.

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

For further information concerning the regulatory capital requirements, actual capital amounts and the ratios of Tompkins and its bank subsidiaries, see the discussion in “Note 19 - Regulations and Supervision” in Notes to Consolidated Financial Statements in Part II, Item 8. of this Report.

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

The Company’s banking subsidiaries pay deposit insurance premiums to the FDIC based on assessment rates established by the FDIC. The assessment rates are based upon asset size and other risks the institution poses to the Deposit Insurance Fund, or DIF. Under this assessment system, risk is defined and measured using an institution’s supervisory ratings with other risk measures, including financial ratios. The current total base assessment rates on an annualized basis range from 1.5 basis points for certain “well-capitalized,” “well-managed” banks, with the highest ratings, to 40 basis points for institutions posing the most risk to the DIF. The FDIC may raise or lower these assessment rates on a quarterly basis based on various factors to achieve a reserve ratio, which the Dodd-Frank Act has mandated to be no less than 1.35 percent of insured deposits. In 2011, the FDIC redefined the deposit insurance assessment base to equal average consolidated total assets minus average tangible equity as required by the Dodd-Frank Act.

FDIC insurance expense totaled $2.5 million, $3.0 million and $3.0 million in 2017, 2016 and 2015, respectively. FDIC insurance expense includes deposit insurance assessments, and Financing Corporation (“FICO”) assessments related to outstanding FICO bonds. FICO is a mixed-ownership government corporation established by the Competitive Equality Banking Act of 1987 whose sole purpose was to function as a financing vehicle for the now defunct Federal Savings & Loan Insurance Corporation.

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
Community Reinvestment Act
The Company’s subsidiary banks are subject to the CRA and to certain fair lending and reporting requirements that relate to home mortgage lending. The CRA requires the federal banking regulators to assess the record of a financial institution in meeting the credit needs of the local communities, including low-and moderate-income neighborhoods, consistent with the safe and sound operation of the bank. The federal agencies consider an institution’s performance under the CRA in evaluating applications for mergers and acquisitions, and new offices. The ratings assigned by the federal agencies are publicly disclosed. As of December 31, 2017, the Company’s subsidiary banks all had ratings of satisfactory or better.
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
On January 10, 2013, the Consumer Finance Protection Bureau ("CFPB") issued a final rule implementing the ability-to-repay and qualified mortgage provisions of the Truth in Lending Act, as amended by the Dodd-Frank Act (the “QM Rule”). The QM Rule provides that a lender making a special type of loan, known as a “Qualified Mortgage”, is entitled to presume that the loan complies with the “ability to repay” safe harbor requirements. The QM Rule establishes different types of Qualified Mortgages, generally identified as loans with restrictions on loan features, limits or fees being charged and underwriting requirements.
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
In 2016, the NYSDFS adopted a set of rules entitled “Cybersecurity Requirements for Financial Services Companies”, which became effective March 1, 2017, subject to a full phase-in over the following two years. This NYSDFS rule requires financial services companies, including Tompkins, to maintain a maintain a cybersecurity program designed to protect the confidentiality, integrity and availability of the company’s information systems, establish cybersecurity policies and procedures, identify persons responsible for implementing and enforcing the cybersecurity program and cybersecurity policies and procedures, and conduct periodic risk assessments of its information systems.

In the ordinary course of business, Tompkins relies on electronic communications and information systems to conduct our operations and to store, process, or transmit sensitive data. Tompkins employs a layered, defensive approach that leverages people, processes and technology to manage and maintain cybersecurity controls. Tompkins employs preventative and detective tools which are designed to monitor and provide alerts regarding suspicious activity. Notwithstanding the strength of our defensive measures, the threat from cyber-attacks is severe, attacks are sophisticated and increasing in volume, and attackers respond rapidly to changes in defensive measures. While to date, Tompkins has not experienced a significant compromise, significant data loss or any material financial losses related to cybersecurity attacks, our systems and those of our customers and third-party service providers are under constant threat and it is possible that we could experience a significant event in the future. Risks and exposures related to cybersecurity attacks are expected to remain high for the foreseeable future due to the rapidly evolving nature and sophistication of these threats, as well as due to the expanding use of Internet banking, mobile banking and other technology-based products and services by us and our customers. See Item 1A. Risk Factors for a further discussion of risks related to cybersecurity.

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

In 2016, the NYSDFS issued “Guidance on Incentive Compensation Arrangements,” directing all New York state regulated banks (including the Trust Company, Tompkins Bank of Castile, and Tompkins Mahopac Bank) to ensure that any employee incentive arrangements do not encourage inappropriate risk-taking or improper sales practices. Under this guidance, incentive compensation based on employee performance indicators may only be paid if the bank has effective risk management, oversight and control systems in place. Incentive compensation plans must also be structured to balance risk and reward in a manner which does not encourage imprudent risk-taking, and must be supported by robust corporate governance (including effective Board oversight) and risk management processes and internal controls.

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

Employees

At December 31, 2017, the Company had 1,041 employees, approximately 116 of whom were part-time. No employees are covered by a collective bargaining agreement and the Company believes its employee relations are excellent.

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

Item 1A. Risk Factors

Our Company's success is dependent on management's ability to identify and manage the risks inherent in our financial services business. These risks include credit risk, market risk, liquidity risk, operational risk, model risk, compliance and legal risk, and strategic and reputation risk. We list below the material risk factors we face. Any of these risks could result in a material adverse impact on our business, operating results, financial condition, liquidity, and cash flow, or may cause our results to vary materially from recent results, or from the results implied by any forward-looking statements made by us.

Risks Related to the Company’s Business

The Company is subject to increased business risk because the Company has a significant concentration of commercial real estate and commercial business loans, repayment of which is often dependent on the cash flows of the borrower.
The Company offers different types of commercial loans to a variety of businesses. Real estate lending is generally considered to be collateral based lending with loan amounts based on predetermined loan to collateral values. As such, declines in real estate valuations in the Company’s market area would lower the value of the collateral securing these loans. The Company’s commercial business loans are made based primarily on the cash flow and creditworthiness of the borrower and secondarily on the underlying collateral provided by the borrower, with liquidation of the underlying real estate collateral being viewed as the primary source of repayment in the event of borrower default. The borrowers’ cash flow may be difficult to predict, and collateral securing these loans may fluctuate in value. Although commercial business loans are often collateralized by equipment, inventory, accounts receivable, or other business assets, the liquidation of collateral in the event of default is often an insufficient source of repayment. As of December 31, 2017, commercial and commercial real estate loans totaled $3.3 billion or 70.5% of total loans.

The Company’s agricultural loans are often dependent upon the health of the agricultural industry in the location of the borrower, and the ability of the borrower to repay may be affected by many factors outside of the borrower’s control.
As part of the Company’s commercial business lending activities, the Company originates agricultural loans, consisting of agricultural real estate loans and agricultural operating loans. As of December 31, 2017, $238.6 million or 5.1% of the Company’s total loan portfolio consisted of agriculturally-related loans, including $130.0 million in agricultural real estate loans and $108.6 million in agricultural operating loans. Payments on agricultural loans are dependent on the profitable operation or management of the related farm property. The success of the farm may be affected by many factors outside the control of the borrower, including adverse weather conditions that prevent the planting of a crop or limit crop yields (such as hail, drought and floods), loss of livestock due to disease or other factors, declines in market prices for agricultural products and the impact of governmental regulations and subsidies (including changes in price supports and environmental regulations). Many farms are dependent upon a limited number of key individuals whose injury or death may significantly affect the successful operation of the farm. If the cash flow from a farming operation is diminished, the borrower’s ability to repay the loan may be impaired. While agricultural operating loans are generally secured by a blanket lien on the farm’s operating assets, any repossessed collateral in respect of a defaulted loan may not provide an adequate source of repayment of the outstanding balance.

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
As of December 31, 2017, the Company had $101.6 million of goodwill and other intangible assets. The Company is required to test its goodwill and intangible assets for impairment on a periodic basis. A significant decline in the Company’s expected future cash flows, a significant adverse change in business climate, slower growth rates or a significant and sustained decline in the price of the Company’s common stock, may necessitate our taking charges in the future related to the impairment of the Company’s goodwill and intangible assets. If we make an impairment determination in a future reporting period, the Company’s earnings and the book value of these intangible assets would be reduced by the amount of the impairment. Further, a goodwill impairment charge could significantly restrict the ability of our banking subsidiaries to make dividend payments to us without prior regulatory approval, which could have a material adverse effect on our financial condition and results of operations.

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

The Company is subject to extensive state and federal laws and regulations, supervision, and legislation that affect how it conducts its business. The majority of these laws and regulations are for the protection of consumers, depositors and the deposit insurance funds. The regulations influence such things as the Company’s lending practices, capital structure, investment practices, and dividend policy. The Dodd-Frank Act, enacted in July 2010, represented a comprehensive overhaul of the financial services industry in the United States and required federal agencies to implement many new rules. This legislation established the CFPB, which has broad authority to regulate the consumer financial products and services we offer. The Volcker Rule prohibits banking entities from sponsoring or investing in covered funds, and the Company is required to divest itself of $600,000 in covered funds by July 2022. While most of the provisions of the Dodd-Frank Act are now in effect, others are still subject to rules that have yet to be adopted or implemented. Reforms, both under the Dodd-Frank Act and otherwise, have had, and will continue to have, a significant effect on the entire financial services industry. Compliance with these regulations and other initiatives negatively impacts revenue and increases the cost of doing business, both in terms of transition expenses and on an ongoing basis. Any new regulatory requirements or changes to existing requirements could require changes to the Company’s businesses, result in increased compliance costs and affect the profitability of such businesses. Refer to “Supervision and Regulation” in Part I, Item 1 - “Business” of this Report on Form 10‑K for additional information on material laws and regulations impacting the Company’s business.
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
Our success as a Company relies on maintaining the value of our brand and our good reputation with our current and potential customers and employees. Through our branding, we communicate to the market about our Company and our product and service offerings. Maintaining a positive reputation is critical to our attracting and retaining clients and employees. Accordingly, reputational damage would likely have a materially adverse impact on our business prospects and our ability to execute on our business strategy. Harm to our reputation can arise from many sources, including regulatory actions or fines, improperly handled conflicts of interest, operating system failures or security breaches, customer complaints, litigation, actual or perceived employee misconduct, misconduct by our outsourced service providers or other counterparties, or other unethical behavior could all cause harm to our reputation, impair our ability to attract and retain customers, and make it more difficult or expensive to obtain external funding. Negative publicity regarding us or any of our subsidiaries, whether or not accurate, may damage our reputation, which could have a material adverse effect on our assets, business, prospects, financial condition and results of operations.
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
Changes in U.S. federal, state and local tax law or interpretations of existing tax law could increase our tax burden or otherwise adversely affect our financial condition or results of operations.
The Company is subject to taxation at the federal, state and local levels in the United States. On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the "Tax Act"). The changes included in the Tax Act are broad and complex. The final transition impacts of the Tax Act may differ from the estimates provided elsewhere in this report, possibly materially, due to, among other things, changes in interpretations of the Tax Act, any legislative action to address questions that arise because of the Tax Act, any changes in accounting standards for income taxes or related interpretations in response to the Tax Act, or any updates or changes to estimates the Company has utilized to calculate the transition impacts, including impacts from changes to current year earnings estimates. The estimated impact of the new law is based on management’s current knowledge and assumptions and recognized impacts could be materially different from current estimates based on our actual results in fiscal 2018 and our further analysis of the new law. Refer to "Note 14 Income Taxes" in the Notes to Consolidated Financial Statements in Part II, Item 8. of this Report for additional information on the impact of the Tax Act.
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
Our security efforts and measures may not be effective in preventing attempted security breaches or disruptions, which could be very damaging to our business. Even the most well protected information, networks, systems and facilities remain potentially vulnerable because attempted security breaches, particularly cyber attacks and intrusions, or disruptions will occur in the future, and because the techniques used in such attempts are constantly evolving and generally are not recognized until launched against a target, and in some cases are designed not to be detected and, in fact, may not be detected. Accordingly, we may be unable to anticipate these techniques or to implement adequate security barriers or other preventative measures, and thus it is virtually impossible for us to entirely mitigate this risk. While we maintain specific “cyber” insurance coverage, which would apply in the event of many breach scenarios, the amount of coverage may not be adequate in any particular case. Furthermore, because cyber threat scenarios are inherently difficult to predict and can take many forms, some breaches may not be covered under our cyber insurance coverage. A security breach or other significant disruption of our information systems or those related to our customers, merchants and our third party vendors, including as a result of cyber attacks, could (i) disrupt the proper functioning of our networks and systems and therefore our  operations and/or those of certain of our customers; (ii) result in the unauthorized access to, and destruction, loss, theft, misappropriation or release of confidential, sensitive or otherwise valuable information of ours or our customers; (iii) result in a violation of applicable privacy, data breach and other laws, subjecting us to additional regulatory scrutiny and expose the us to civil litigation, governmental fines and possible financial liability; (iv) require significant management attention and resources to remedy the damages that result; or (v) harm our reputation or cause a decrease in the number of customers that choose to do business with us. The occurrence of any of the foregoing could have a material adverse effect on our business, financial condition and results of operations.
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

A failure to effectively utilize, maintain and improve our core information technology infrastructure and information management systems could have a material adverse impact on our business.

Our competitive position relies on our capacity to maintain and upgrade our information technology systems. This requires significant capital expenditure, and we may not always have capital levels which are sufficient to support a robust investment in our technology infrastructure. We recently converted our core operating system in 2017, and we expect to convert additional modules during 2018. There is a risk that this conversion could materially and adversely disrupt our operations. We will be relying on our new vendor, as well as our existing vendor, to help us migrate and integrate these modules into the new core system, and there is a risk that our vendors could fail to perform as we expect, or that the integration and data migration will not be completed in an accurate, timely or efficient manner. Further, our employees could have difficulty performing their job duties on the new platform. The failure to accurately and effectively migrate our data and systems from our legacy core to our new core could adversely affect our customers, who may experience temporary delays or difficulties accessing or utilizing our products and services. The risks associated with core conversion could materially impair our ability to operate effectively following the conversion.

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

The Company’s common stock is traded on the NYSE American. The trading volume in the Company’s common stock is less than that of larger financial services companies. A public trading market having the desired characteristics of depth, liquidity and orderliness depends on the presence in the marketplace of willing buyers and sellers of our common stock at any given time. This presence depends on the individual decisions of investors and general economic and market conditions over which we have no control. Given the lower trading volume of the Company’s common stock, significant sales of our common stock, or the expectation of these sales, could cause our stock price to fall.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The Company’s executive offices are located at 110 North Tioga Street, Ithaca, New York. However, the Company is in the process of building a new headquarters at 118 East Seneca Street in Ithaca, which is expected to be completed in the second quarter of 2018. The new facility will replace leased space at 215 East State Street, Ithaca New York, which currently houses the Company's operations center, and will also consolidate staff from a number of other Ithaca locations into a single facility. In connection with the move to the new building, the Company is planning to sell two buildings currently owned in Ithaca, New York.

The Company’s banking subsidiaries have 65 branch offices, of which 33 are owned and 32 are leased at market rents. The Company’s insurance subsidiary has 6 stand-alone offices, of which 3 are owned by the Company and 3 are leased at market rents. The Company’s wealth management and financial planning division has 2 offices which are leased at a market rent, and shares other locations with the Company’s other subsidiaries. Management believes the current facilities are suitable for their present and intended purposes. For additional information about the Company’s facilities, including rental expenses, see “Note 6 Premises and Equipment” in Notes to Consolidated Financial Statements in Part II, Item 8. of this Report.

Item 3. Legal Proceedings

The Company is subject to various claims and legal actions that arise in the ordinary course of conducting business. Management does not expect the ultimate disposition of these matters to have a material adverse impact on the Company’s financial statements.

Item 4. Mine Safety Disclosures

Not applicable

Executive Officers of the Registrant

The information concerning the Company’s executive officers is provided below as of March 1, 2018.

Name	Age	Title	Year Joined Company
Stephen S. Romaine	53	President and CEO	January 2000
David S. Boyce	51	Executive Vice President	January 2001
Francis M. Fetsko	53	Executive Vice President, COO, CFO and Treasurer	October 1996
Alyssa H. Fontaine	37	Executive Vice President & General Counsel	January 2016
Scott L. Gruber	61	Executive Vice President	April 2013
Gregory J. Hartz	57	Executive Vice President	August 2002
Brian A. Howard	53	Executive Vice President	July 2016
Gerald J. Klein, Jr.	59	Executive Vice President	January 2000
John M. McKenna	51	Executive Vice President	April 2009
Susan M. Valenti	63	Executive Vice President of Corporate Marketing	March 2012
Bonita N. Lindberg	61	Senior Vice President, Director of Human Resources	December 2015

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
David S. Boyce has been employed by the Company since January 2001 and was promoted to Executive Vice President in April 2004. He was appointed President and Chief Executive Officer of Tompkins Insurance Agencies in 2002. He has been employed by Tompkins Insurance Agencies and a predecessor company to Tompkins Insurance Agencies for 29 years.

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

Scott L. Gruber has been employed by the Company since April 2013 and was appointed President & COO of VIST Bank and Executive Vice President of the Company effective April 30, 2013. He was appointed President & CEO of VIST Bank effective January 1, 2014. Mr. Gruber brings more than 30 years of banking experience to his position at VIST Bank. Before joining VIST Bank, Mr. Gruber spent 16 years at National Penn Bank, most recently as Group Executive Vice President, where he led the Corporate Banking team. Prior to that, Mr. Gruber was President of the Central Region leading the commercial and retail banking business.

Gregory J. Hartz has been employed by the Company since 2002 and was appointed President and Chief Executive Officer of Tompkins Trust Company and Executive Vice President of the Company effective January 1, 2007. Previously, he was Senior

Vice President of Tompkins Trust Company, with responsibility for Tompkins Investment Services. Mr. Hartz is past Chair of the Independent Bankers Association of New York State.

Brian A. Howard has been employed by the Company since July 2016 and was appointed President of Tompkins Financial Advisors and Executive Vice President of the Company effective July 25, 2016. He brings over 30 years of leadership experience with nationally recognized financial service firms to his position at Tompkins Financial Advisors. Most recently, he served as a Senior Vice President, Market Manager for Key Bank covering the Central New York region from May 2012 to July 2016, where he oversaw the bank’s full service wealth management division for high net worth clients, and as Managing Director, Market Executive for US Trust, Bank of America Private Wealth Management from December 1996 to May 2012.

Gerald J. Klein, Jr. has been employed by the Company since 2000 and was appointed President and Chief Executive Officer of Mahopac Bank and Executive Vice President of the Company effective January 1, 2007. Previously, he was Executive Vice President of Mahopac Bank, responsible for all lending and credit functions at the Bank, and has over 30 years of experience in Banking, primarily in Commercial Lending. Mr. Klein currently serves on the Board of the Independent Bankers Association of New York (IBANYS) and was named as a member of the Community Depository Institutions Advisory Council of the Federal Reserve Bank of NY.

John M. McKenna has been employed by the Company since April 2009. He was appointed President and CEO of The Bank of Castile effective January 1, 2015. From 2009 to 2014, Mr. McKenna was a senior vice president at The Bank of Castile , concentrating in commercial lending. He has more than 25 years of banking experience including approximately 17 years with JPMorgan Chase Bank and its predecessors and 4 years with Citibank, including experiences in investment banking, commercial lending and retail banking. Mr. McKenna currently serves on the NYBA PAC Committee.

Susan M. Valenti joined Tompkins in March of 2012 as Senior Vice President, Corporate Marketing. Prior to joining the Company, Ms. Valenti spent 23 years at JPMorgan Chase working in a variety of marketing roles including Chase Private Client Marketing Executive and Vice President, Retail Rebranding Project Lead responsible for the rebranding of The Bank of New York branches and Bank One to Chase. She was promoted to Executive Vice President of the Company in June 2014.

Bonita N. Lindberg joined Tompkins in December 2015 as Senior Vice President, Director of Human Resources, which also includes the Company’s Learning & Development function. Prior to joining the Company, Ms. Lindberg served as Director of Human Resources at Cortland Regional Medical Center from April 2014 to December 2015, and as Director of Organizational Development at Albany International Corporation from January 2011 to December 2013. She was certified as a Senior Professional in Human Resources in 2001. Ms. Lindberg is a conference board member for the Society for Human Resource Management in Tompkins County and on the New York Bankers Association Human Resources Conference Committee.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Price and Dividend Information

The Company’s common stock is traded under the symbol “TMP” on the NYSE American (the “Exchange”). The high and low closing sale prices, which represent actual transactions as quoted on the Exchange, of the Company’s common stock for each quarterly period in 2016 and 2017 are presented below. The per share dividends paid by the Company in each quarterly period in 2016 and 2017 and the payment dates of these dividends are also presented below.

		Market Price		Cash Dividends
		High	Low	Amount	Date Paid
2016	1st Quarter	$64.41	$51.47	$0.44	2/16/16
	2nd Quarter	69.10	61.99	0.44	5/16/16
	3rd Quarter	76.41	63.68	0.44	8/15/16
	4th Quarter	95.84	73.17	0.45	11/15/16

2017	1st Quarter	$96.00	$79.63	$0.45	2/15/17
	2nd Quarter	87.43	75.81	0.45	5/16/17
	3rd Quarter	86.14	72.20	0.45	8/15/17
	4th Quarter	89.99	79.06	0.47	11/15/17

As of February 15, 2018, there were approximately 3,439 holders of record of the Company’s common stock.

The Company’s ability to pay dividends is generally limited to earnings from the prior year, although retained earnings and dividends from its subsidiaries may also be used to pay dividends under certain circumstances. The Company’s primary source of funds to pay for shareholder dividends is receipt of dividends from its subsidiaries. Future dividend payments to the Company by its subsidiaries will be dependent on a number of factors, including the earnings and financial condition of each subsidiary, and are subject to the regulatory limitations discussed in “Note 19 Regulations and Supervision” in Notes to Consolidated Financial Statements in Part II, Item 8. of this Report.

The following table reflects all Company repurchases, including those made pursuant to publicly announced plans or programs, during the quarter ended December 31, 2017.

Issuer Purchases of Equity Securities
	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
Period	(a)	(b)	(c)	(d)
October 1, 2017 through
October 31, 2017	1,185	$87.81	0	400,000

November 1, 2017 through
November 30, 2017	9,070	$85.16	0	400,000

December 1, 2017 through
December 31, 2017	0	$0.00	0	400,000
Total	10,255	$85.47	0	400,000

Included above are 1,185 shares purchased in October 2017, at an average cost of $87.81, and 478 shares purchased in November 2017, at an average cost of $83.03, by the trustee of the rabbi trust established by the Company under the Company’s Stock Retainer Plan For Eligible Directors of Tompkins Financial Corporation and Participating Subsidiaries, which were part of the director deferred compensation under that plan.  In addition, the table includes 8,592 shares delivered to the Company in November 2017 at an average cost of $85.28 to satisfy mandatory tax withholding requirements upon vesting of restricted stock under the Company's 2009 Equity Plan.

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

Performance Graph
The following graph compares the Company’s cumulative total stockholder return over the five-year period from December 31, 2012 through December 31, 2017, with (1) the total return index for the NASDAQ Composite and (2) the total return index for SNL Bank Index. The graph assumes $100.00 was invested on December 31, 2012, in the Company’s common stock and the comparison groups and assumes the reinvestment of all cash dividends prior to any tax effect and retention of all stock dividends.

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

	Period Ending
Index	12/31/12	12/31/13	12/31/14	12/31/15	12/31/16	12/31/17
Tompkins Financial Corporation	100.00	134.24	149.47	156.66	271.02	238.30
NASDAQ Composite	100.00	140.12	160.78	171.97	187.22	242.71
SNL Bank	100.00	137.30	153.48	156.10	197.23	232.91

Item 6. Selected Financial Data

The following consolidated selected financial data is taken from the Company’s audited financial statements as of and for the five years ended December 31, 2017. The following selected financial data should be read in conjunction with the consolidated financial statements and the notes thereto in Part II, Item 8. of this Report. All of the Company’s acquisitions during the five year period were accounted for using the purchase method. Accordingly, the operating results of the acquired companies are included in the Company’s results of operations since their respective acquisition dates.

	Year ended December 31,
(in thousands except per share data)	2017	2016	2015	2014	2013
FINANCIAL STATEMENT HIGHLIGHTS
Assets	$6,648,290	$6,236,756	$5,689,995	$5,269,561	$5,003,039
Total loans	4,669,120	4,258,033	3,772,042	3,393,288	3,194,284
Deposits	4,837,807	4,625,139	4,395,306	4,169,154	3,947,216
Other borrowings	1,071,742	884,815	536,285	356,541	331,531
Total equity	576,202	549,405	516,466	489,583	457,939
Interest and dividend income	226,764	202,739	188,746	184,493	185,104
Interest expense	25,460	22,103	20,365	20,683	23,975
Net interest income	201,304	180,636	168,381	163,810	161,129
Provision for loan and lease losses	4,161	4,321	2,945	2,306	6,161
Net (loss) gain on securities transactions	(407)	926	1,108	391	599
Net income attributable to Tompkins
Financial Corporation	52,494	59,340	58,421	52,041	50,856
PER SHARE INFORMATION
Basic earnings per share	3.46	3.94	3.91	3.51	3.48
Diluted earnings per share	3.43	3.91	3.87	3.48	3.46
Adjusted diluted earnings per share (Non-GAAP)[1]	4.42	3.91	3.63	3.48	3.36
Cash dividends per share	1.82	1.77	1.70	1.62	1.54
Common equity per share	37.65	36.20	34.38	32.77	30.95
SELECTED RATIOS
Return on average assets	0.82%	1.01%	1.07%	1.03%	1.03%
Return on average equity	9.09%	10.85%	11.51%	10.76%	11.47%
Average shareholders’ equity to average assets	9.04%	9.28%	9.31%	9.54%	9.00%
Dividend payout ratio	52.60%	44.92%	43.48%	46.15%	44.25%

OTHER SELECTED DATA (in whole numbers, unless otherwise noted)
Employees (average full-time equivalent)	1,041	1,019	998	1,000	989
Banking offices	65	66	63	65	66
Bank access centers (ATMs)	84	85	85	85	84
Trust and investment services assets under management, or custody (in thousands)	$4,017,363	$3,941,484	$3,852,972	$3,761,972	$3,443,636

[1]
Adjusted diluted earnings per share reflects adjustments made for certain nonrecurring items. Adjustments for nonrecurring items in 2017 included a $14.9 million ($0.99 per share) one-time non-cash write-down of net deferred tax assets related to the Tax Cuts and Jobs Act of 2017. Adjustments in 2015 included a $3.6 million ($0.24 per share) after-tax gain on a pension plan curtailment. There were no adjustments in 2016 and 2014. 2013 included an $846,000 ($0.06 per share) after-tax gain on the redemption of trust preferred stock and a $771,000 ($0.05 per share) after-tax gain on a deposit conversion. Also, in 2013 after-tax merger related expenses totaled $140,000 ($0.01 per share). Adjusted diluted earnings per share is a non-GAAP measure. Please see the discussion below under “Results of Operations (Comparison of December 31, 2017 and 2016 results) Non-GAAP Disclosure” for an explanation of why management believes this non-GAAP financial measure is useful and a reconciliation to diluted earnings per share.

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

OVERVIEW

Tompkins Financial Corporation (“Tompkins” or the “Company”) is headquartered in Ithaca, New York and is registered as a Financial Holding Company with the Federal Reserve Board under the Bank Holding Company Act of 1956, as amended. The Company is a locally oriented, community-based financial services organization that offers a full array of products and services, including commercial and consumer banking, leasing, trust and investment management, financial planning and wealth management, insurance, and brokerage services. At December 31, 2017, the Company’s subsidiaries included: four wholly-owned banking subsidiaries, Tompkins Trust Company (the “Trust Company”), The Bank of Castile (DBA Tompkins Bank of Castile), Mahopac Bank (DBA Tompkins Mahopac Bank), VIST Bank (DBA Tompkins VIST Bank); and a wholly-owned insurance agency subsidiary, Tompkins Insurance Agencies, Inc. (“Tompkins Insurance”). The Trust Company provides a full array of trust and investment services under the Tompkins Financial Advisors brand, including investment management, trust and estate, financial and tax planning as well as life, disability and long-term care insurance services.  The Company’s principal offices are located at The Commons, Ithaca, New York, 14851, and its telephone number is (888) 503-5753. The Company’s common stock is traded on the NYSE American under the Symbol “TMP.”

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

RESULTS OF OPERATIONS
(Comparison of December 31, 2017 and 2016 results)

General

Tompkins Financial Corporation’s earnings for the period ended December 31, 2017, were impacted by the Tax Cuts and Jobs Act of 2017, which reduced the Federal statutory tax rate from 35% in 2017, to 21% in 2018 and beyond. The change in the tax law created a one-time, fourth quarter, non-cash write-down of net deferred tax assets in the amount of $14.9 million due to the required remeasurement of net deferred tax assets using the new lower tax rate.

A summary of the impact of the tax law changes on 2017 full year earnings per share is as follows:

▪	GAAP diluted earnings per share for the year ended December 31, 2017, were $3.43, down 12.3% over 2016

▪
Adjusted diluted earnings per share for the year ended December 31, 2017 (excluding the one-time charge related to tax reform) were $4.42, up 13.0% over 2016 (refer to table of “Non GAAP Disclosures” included below)

The Company reported diluted earnings per share of $3.43 in 2017, compared to diluted earnings per share of $3.91 in 2016. Net income for the year ended December 31, 2017, was $52.5 million, a decrease of 11.5% compared to $59.3 million in 2016. The 2017 results were impacted by the Tax Cuts and Jobs Act of 2017, resulting in a one-time, non-cash write-down of net deferred tax assets in the amount of $14.9 million. For additional financial information on the impact of the Tax Cuts and Jobs Act of 2017, refer to "Note 14 - Income Taxes" in the Notes to Consolidated Financial Statements in Part II, Item 8. of this Report.

In addition to earnings per share, key performance measurements for the Company include return on average shareholders’ equity (ROE) and return on average assets (ROA). ROE was 9.09% in 2017, compared to 10.85% in 2016, while ROA was 0.82% in 2017 and 1.01% in 2016. Tompkins’ ROE and ROA at September 30, 2017 (the most recent period for which peer data is publicly available) were in the 79th percentile for ROE and the 54th percentile for ROA of its peer group. The peer group data is derived from the Federal Reserve Board and represents banks and bank holding companies with assets between $3.0 billion and $10.0 billion as of September 30, 2017.

Non-GAAP Disclosure

The following table summarizes the Company’s results of operations on a GAAP basis and on an operating (non-GAAP) basis for the periods indicated. The Company believes the non-GAAP measures provide meaningful comparisons of our underlying operational performance and facilitates management’s and investors’ assessments of business and performance trends in comparison to others in the financial services industry. In addition, the Company believes the exclusion of the nonoperating items from our performance enables management and investors to perform a more effective evaluation and comparison of our results and to assess performance in relation to our ongoing operations. Tangible common equity per share is tangible common equity divided by total shares issued and outstanding. Tangible common equity per share is often regarded as a more meaningful comparative ratio than book value per share as calculated under GAAP, that is, total stockholders' equity including intangible assets divided by total shares issued and outstanding. These non-GAAP financial measures should not be considered in isolation or as a measure of the Company’s profitability or liquidity; they are in addition to, and are not a substitute for, financial measures under GAAP. Net operating income, adjusted diluted earnings per share, operating return on average tangible common equity, and tangible common equity per share as presented herein may be different from non-GAAP financial measures used by other companies, and may not be comparable to similarly titled measures reported by other companies. Further, the Company may utilize other measures to illustrate performance in the future. Non-GAAP financial measures have limitations since they do not reflect all of the amounts associated with the Company’s results of operations as determined in accordance with GAAP.

Reconciliation of Net Operating Income/Adjusted Diluted Earnings Per Share (Non-GAAP) to Net Operating Income
	For the year ended
	December 31,
(in thousands, except per share data)	2017	2016	2015	2014	2013
Net income attributable to Tompkins Financial Corporation	$52,494	$59,340	$58,421	$52,041	$50,856
Less: dividends and undistributed earnings allocated to unvested stock awards	(818)	(912)	(834)	(503)	0
Net income available to common shareholders (GAAP)	51,676	58,428	57,587	51,538	50,856
Diluted earnings per share (GAAP)	3.43	3.91	3.87	3.48	3.46

Adjustments for non-operating income and expense, net of tax:
Merger related expenses	0	0	0	0	140
Gain on redemption of trust preferred securities	0	0	0	0	(846)
Gain on deposit conversion	0	0	0	0	(771)
Gain on pension plan curtailment (net of tax)	0	0	(3,602)	0	0
Remeasurement of net deferred taxes	14,944	0	0	0	0
Total adjustments	14,944	0	(3,602)	0	(1,477)

Net operating income available to common shareholders (Non-GAAP)	66,620	58,428	53,985	51,538	49,379
Adjusted diluted earnings per share (Non-GAAP)	4.42	3.91	3.63	3.48	3.36

Operating Return on Average Tangible Common Equity (Non-GAAP)
	For the year ended
	December 31,
(in thousands, except per share data)	2017	2016
Net operating income available to common shareholders (Non-GAAP)	$66,620	$58,428
Amortization of intangibles, net of tax	1,159	1,254
Adjusted net operating income available to common shareholders (Non-GAAP)	67,779	59,682

Average Tompkins Financial Corporation shareholders’ common equity	575,958	545,545
Average goodwill and intangibles [1]	101,583	104,263
Average tangible common equity (Non-GAAP)	474,375	441,282

Adjusted operating return on average tangible common equity (Non-GAAP)	14.29%	13.52%

[1]	Average goodwill and intangibles excludes mortgage servicing rights.

Reconciliation of Tangible Common Equity Per Share (Non-GAAP) to Shareholders' Common Equity
	As of December 31,
(in thousands, except per share data)	2017	2016
Tompkins Financial Corporations Shareholders' common equity	574,780	547,953
Goodwill and intangibles [1]	100,887	103,214
Tangible common equity (Non-GAAP)	473,893	444,739

Common equity per share	37.65	36.20
Tangible common equity per share (Non-GAAP)	31.04	29.38
1 Goodwill and intangibles excludes mortgage servicing rights.

Segment Reporting

The Company operates in three business segments: banking, insurance and wealth management. Insurance is comprised of property and casualty insurance services and employee benefit consulting operated under the Tompkins Insurance Agencies, Inc. subsidiary. Wealth management activities include the results of the Company’s trust, financial planning, and wealth management services provided by Tompkins Financial Advisors, a division of the Trust Company. All other activities are considered banking. For additional financial information on the Company’s segments, refer to “Note 21 – Segment and Related Information” in the Notes to Consolidated Financial Statements in Part II, Item 8. of this Report.

Banking Segment
The banking segment reported net income of $47.0 million for the year ending December 31, 2017, representing a $6.6 million or 12.3% decrease compared to 2016. Banking segment earnings were significantly impacted by the Tax Cuts and Jobs Act of 2017.  Due to this legislation, a one-time, $14.9 million write-down was recorded for the remeasurement of net deferred tax assets and is reflected in the banking segment’s results of operations for the fourth quarter of 2017 as an additional charge to income tax expense. Net interest income increased $20.7 million or 11.4% in 2017 compared to 2016, due primarily to loan growth, and a slight increase in average loan yields. Interest income increased $24.0 million or 11.9%, while interest expense increased $3.4 million or 15.2% compared to 2016.

The provision for loan and lease losses was $4.2 million in 2017, compared to $4.3 million in the prior year. The loan growth rate for 2017 was 12.8% compared to 16.7% for 2016, contributing to the year-over-year decrease in provision expense.

Noninterest income in the banking segment of $25.5 million in 2017 increased by $1.1 million or 4.5% when compared to 2016. The increase in noninterest income was mainly due to card services income (up $1.0 million), gain on sale of other real estate owned (ORE) (up $127,000), other income which included the recognition of income related to previously charged off credits (up $835,000) and other fee income (up $263,000). These were partially offset by decreases in service charges on deposit accounts (down $356,000) and realized gain/loss on available for sale securities (down $1.3 million).

Noninterest expenses increased by $12.7 million or 10.4% compared to 2016. The increase was mainly attributed to an increase in salary and wages and employee benefits reflecting normal annual merit and incentive adjustments and higher health insurance costs, respectively, over the prior year.

Insurance Segment
The insurance segment reported net income of $2.9 million, down 11.4% when compared to 2016.  The decrease in net income is mainly a result of lower revenue, as total noninterest expenses were in line with 2016. Noninterest income decreased $635,000, or 2.1%, when compared to 2016. The decrease in noninterest income was mainly in life and health insurance commissions and largely reflects impacts of the sale of certain customer relationships in the Pennsylvania market in the second half of 2016 and first quarter of 2017.

Wealth Management Segment
The wealth management segment reported net income of $2.6 million for the year ended December 31, 2017, an increase of $149,000 or 6.2% compared to 2016. Noninterest income of $16.3 million increased $503,000 or 3.2% compared to 2016. In addition, noninterest expense increased $381,000 or 3.1% compared to 2016, mainly due to increases in salaries and wages, reflecting annual merit increases and higher staffing levels in 2017 compared to 2016. The market value of assets under management or in custody at December 31, 2017 totaled $4.0 billion, an increase of 1.9% compared to year-end 2016.

Net Interest Income

Net interest income is the Company’s largest source of revenue, representing 74.4% of total revenues for the year ended December 31, 2017, and 72.4% of total revenues for the year ended December 31, 2016. Net interest income in 2017 increased 11.4% over 2016. Net interest income is dependent on the volume and composition of interest earning assets and interest-bearing liabilities and the level of market interest rates. The Company’s net interest income over the past several years benefited from steady growth in average earning assets, which increased 8.7% in 2017 compared to 2016.

Table 1 – Average Statements of Condition and Net Interest Analysis shows average interest-earning assets and interest-bearing liabilities, and the corresponding yield or cost associated with each. Taxable-equivalent net interest income for 2017 increased 11.3% over 2016, benefiting from growth in average earning assets, which increased by 8.7% in 2017, and growth in average noninterest bearing deposits, which increased by 13.2% compared to the prior year. The net interest margin at December 31, 2017 was 3.41% compared to 3.33% reported at December 31, 2016. Improved yields on interest-earning assets contributed to the year-over-year improved margin.

Tax-equivalent interest income increased $24.3 million or 11.7% in 2017 over 2016. The increase in taxable-equivalent interest income reflects the $482.0 million or 8.7% increase in average interest-earning assets and an improved net interest margin. The increase in average interest-earning assets was mainly in average loans and leases, which were up $444.0 million or 11.2% in 2017 compared to 2016. The average yield on interest earning assets for 2017 was 3.84%, which increased by 11 basis points from 2016. The average yield on loans was 4.42% in 2017, an increase of 6 basis points compared to 4.36% in 2016. Average loan balances represented 73.1% of average earning assets in 2017 compared to 71.4% in 2016. Average balances on securities increased $25.5 million or 1.6% compared to 2016, while the average yield on the securities portfolio increased 6 basis points or 2.8% compared to 2016.

Interest expense for 2017 increased $3.4 million or 15.2% compared to 2016, and average interest bearing liabilities increased $312.5 million or 7.5% over 2016. The increase in interest expense reflects higher average deposits and borrowings during 2017 when compared to 2016, as well as an increase in the average rate paid on deposits and average interest bearing liabilities. The average rate paid on interest bearing deposits was 0.35% in 2017, up 3 basis points from 0.32% in 2016. Average interest bearing deposits in 2017 increased $100.8 million or 3.0% compared to 2016. Average noninterest bearing deposit balances in 2017 increased $148.6 million or 13.2% over 2016 and represented 26.8% of average total deposits compared to 24.9% in 2016. Average other borrowings increased by $265.7 million or 43.1% year over year, mainly due to a higher volume of overnight borrowings with the FHLB in 2017, which were used to support loan growth that exceeded deposit growth in 2017.

Table 1 - Average Statements of Condition and Net Interest Analysis

	For the year ended December 31,
	2017			2016			2015
(dollar amounts in thousands)	Average Balance (YTD)	Interest	Average Yield/Rate	Average Balance (YTD)	Interest	Average Yield/Rate	Average Balance (YTD)	Interest	Average Yield/Rate
ASSETS
Interest-earning assets
Interest-bearing balances due from banks	$4,599	$37	0.80%	$2,019	$6	0.30%	$1,812	$4	0.22%
Securities[1]
U.S. Government securities	1,471,717	31,006	2.11%	1,443,894	29,318	2.03%	1,441,420	30,500	2.12%
Trading securities	0	0	0.00%	4,893	220	4.50%	8,231	352	4.28%
State and municipal[2]	100,595	3,393	3.37%	97,937	3,309	3.38%	88,504	3,308	3.74%
Other securities[2]	3,597	129	3.59%	3,645	123	3.37%	3,785	121	3.20%
Total securities	1,575,909	34,528	2.19%	1,550,369	32,970	2.13%	1,541,940	34,281	2.22%
FHLBNY and FRB stock	42,465	2,121	4.99%	32,528	1,434	4.41%	24,046	1,129	4.70%
Total loans and leases, net of unearned income[2,3]	4,401,205	194,433	4.42%	3,957,221	172,443	4.36%	3,531,945	157,222	4.45%
Total interest-earning assets	6,024,178	231,119	3.84%	5,542,137	206,853	3.73%	5,099,743	192,636	3.78%
Other assets	365,326			355,943			355,471
Total assets	6,389,504			5,898,080			5,455,214
LIABILITIES & EQUITY
Deposits
Interest-bearing deposits
Interest bearing checking, savings, & money market	2,674,204	5,141	0.19%	2,529,009	4,008	0.16%	2,363,087	3,821	0.16%
Time deposits	827,181	6,992	0.85%	871,595	6,705	0.77%	895,391	6,630	0.74%
Total interest-bearing deposits	3,501,385	12,133	0.35%	3,400,604	10,713	0.32%	3,258,478	10,451	0.32%
Federal funds purchased & securities sold under agreements to repurchase	64,888	235	0.36%	99,622	2,228	2.24%	137,917	2,709	1.96%
Other borrowings	882,235	11,934	1.35%	616,560	6,772	1.10%	417,737	4,897	1.17%
Trust preferred debentures	18,338	1,158	6.31%	37,588	2,390	6.36%	37,417	2,308	6.17%
Total interest-bearing liabilities	4,466,846	25,460	0.57%	4,154,374	22,103	0.53%	3,851,549	20,365	0.53%
Noninterest bearing deposits	1,279,027			1,130,406			1,029,545
Accrued expenses and other liabilities	66,185			66,243			66,366
Total liabilities	5,812,058			5,351,023			4,947,460
Tompkins Financial Corporation Shareholders’ equity	575,958			545,545			506,243
Noncontrolling interest	1,488			1,512			1,511
Total equity	577,446			547,057			507,754
Total liabilities and equity	$6,389,504			$5,898,080			$5,455,214
Interest rate spread			3.27%			3.20%			3.25%
Net interest income /margin on earning assets		205,659	3.41%		184,750	3.33%		172,271	3.38%
Tax Equivalent Adjustment		(4,355)			(4,114)			(3,890)
Net interest income per consolidated financial statements		$201,304			$180,636			$168,381
1 Average balances and yields on available-for-sale securities are based on historical amortized cost.
2 Interest income includes the tax effects of taxable-equivalent adjustments using a combined New York State and Federal effective income tax rate of 40% to increase tax exempt interest income to taxable-equivalent basis.
3 Nonaccrual loans are included in the average asset totals presented above. Payments received on nonaccrual loans have been recognized as disclosed in Note 1 of the Company’s consolidated financial statements included in Part 1 of the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2017.

Table 2 - Analysis of Changes in Net Interest Income

	2017 vs. 2016			2016 vs. 2015
	Increase (Decrease) Due to Change in Average			Increase (Decrease) Due to Change in Average
(in thousands)(taxable equivalent)	Volume	Yield/Rate	Total	Volume	Yield/Rate	Total
INTEREST INCOME:
Certificates of deposit, other banks	$14	$17	$31	$0	$2	$2
Investments[1]
Taxable	354	1,120	1,474	(100)	(1,212)	(1,312)
Tax-exempt	90	(6)	84	336	(335)	1
FHLB and FRB stock	438	249	687	380	(75)	305
Loans, net[1]	19,414	2,576	21,990	18,610	(3,389)	15,221
Total interest income	$20,310	$3,956	$24,266	$19,226	$(5,009)	$14,217
INTEREST EXPENSE:
Interest-bearing deposits:
Interest checking, savings and money market	259	874	1,133	264	(77)	187
Time	(342)	629	287	(178)	253	75
Federal funds purchased and securities sold under agreements to repurchase	(252)	(1,741)	(1,993)	(819)	338	(481)
Other borrowings	2,078	1,852	3,930	2,224	(267)	1,957
Total interest expense	$1,743	$1,614	$3,357	$1,491	$247	$1,738
Net interest income	$18,567	$2,342	$20,909	$17,735	$(5,256)	$12,479
1 Interest income includes the tax effects of taxable-equivalent adjustments using a combined New York State and Federal effective income tax rate of 40% to increase tax exempt interest income to taxable-equivalent basis.

Changes in net interest income occur from a combination of changes in the volume of interest-earning assets and interest-bearing liabilities, and in the rate of interest earned or paid on them. The above table illustrates changes in interest income and interest expense attributable to changes in volume (change in average balance multiplied by prior year rate), changes in rate (change in rate multiplied by prior year volume), and the net change in net interest income. The net change attributable to the combined impact of volume and rate has been allocated to each in proportion to the absolute dollar amounts of the change. In 2017, net interest income increased by $20.9 million, resulting from a $24.3 million increase in interest income, partially offset by a $3.4 million increase in interest expense. Growth in average balances on interest-earning assets contributed $20.3 million to the increase in interest income, while the higher yields on average earning assets added $4.0 million. The increase in interest expense reflects slightly higher rates paid on interest bearing liabilities and growth in average balances of interest bearing liabilities.

Provision for Loan and Lease Losses

The provision for loan and lease losses represents management’s estimate of the expense necessary to maintain the allowance for loan and lease losses at an appropriate level. The provision for loan and lease losses was $4.2 million in 2017, compared to $4.3 million in 2016. See the section captioned “The Allowance for Loan and Lease Losses” included within “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Financial Condition” of this Report for further analysis of the Company’s allowance for loan and lease losses.

Noninterest Income

	Year ended December 31,
(in thousands)	2017	2016	2015
Insurance commissions and fees	$28,778	$29,492	$29,286
Investment services	15,665	15,203	15,416
Service charges on deposit accounts	8,437	8,793	9,325
Card services	9,100	8,058	7,837
Net mark-to-market gains	0	45	90
Other income	7,631	6,291	8,878
Net (loss) gain on securities transactions	(407)	926	1,108
Total	$69,204	$68,808	$71,940

Noninterest income is a significant source of income for the Company, representing 25.6% of total revenues in 2017, and 27.6% in 2016, and is an important factor in the Company’s results of operations.

Insurance commissions and fees decreased 2.4% to $28.8 million in 2017, compared to $29.5 million in 2016. The decrease in insurance commissions and fees was mainly in life and health insurance commissions and largely reflects the impact of the sale of certain customer relationships in the Pennsylvania market in the second half of 2016 and first quarter of 2017.

Investment services income of $15.7 million in 2017 increased $462,000 or 3.0% compared to 2016. Investment services income includes trust services, financial planning, and wealth management services. With fees largely based on the market value and the mix of assets managed, the general direction of the stock market can have a considerable impact on fee income. Global equity markets and the broad market index averages finished higher in 2017, when compared to 2016. The market value of assets managed by, or in custody of, the Trust Company was $4.0 billion at December 31, 2017, and $3.9 billion at December 31, 2016. These figures included $1.0 billion in 2017 and $1.2 billion in 2016, of Company-owned securities from which no income was recognized as the Trust Company was serving as custodian.

Service charges on deposit accounts in 2017 decreased 4.1% compared to prior year. Service fees on commercial and personal accounts were down $429,000 or 13.8%. The decrease over prior year was mainly due to management's decision to waive certain service fees during the core system conversion completed in 2017. The decrease in service fees was partially offset by an increase in overdraft/insufficient funds charges, the largest component of service charges on deposit accounts, which were up $112,000 or 2.1% in 2017 compared to 2016.

Card services income increased $1.0 million or 12.9% over 2016. The primary components of card services income are fees related to interchange income and transactions fees for debit card transactions, credit card transactions and ATM usage. Increased revenue was largely driven by increased transaction volume in both credit and debit cards. 2017 revenues also included approximately $500,000 of volume based incentives related to our branding agreement with MasterCard.

There were no net mark-to-market losses on securities and borrowings held at fair value in 2017, compared to $45,000 in 2016. Mark-to-market losses or gains relate to the change in the fair value of securities and borrowings where the Company has elected the fair value option. During 2016, the Company sold its remaining portfolio of trading securities and prepaid its outstanding trading liability.

The Company recognized $407,000 of losses on sales/calls of available-for-sale securities in 2017, compared to $926,000 of gains in 2016. Sales of available-for-sale securities are generally the result of general portfolio maintenance and interest rate risk management.

Other income of $7.6 million was up $1.3 million or 21.3% compared to 2016. The significant components of other income are other service charges, gains on the sale of other real estate, and loan related income. The increase over prior year included recoveries of nonaccrual interest and prior year legal fees on loans previously charged off.

Noninterest Expense

	Year ended December 31,
(in thousands)	2017	2016	2015
Salaries and wages	$81,590	$76,950	$72,707
Pension and other employee benefits	21,870	20,496	16,025
Net occupancy expense of premises	13,214	12,521	12,312
Furniture and fixture expense	7,028	6,450	6,146
FDIC insurance	2,527	3,024	2,992
Amortization of intangible assets	1,932	2,090	2,013
Other operating expenses	42,944	37,076	37,667
Total	$171,105	$158,607	$149,862

Noninterest expense as a percentage of total revenue was 63.3% in 2017, compared to 63.6% in 2016. Salaries and wages and pension and other employee benefit expenses in 2017 increased $6.0 million or 6.2% compared to 2016. For 2017, salaries and wages increased $4.6 million or 6.0% over the prior year. The increase reflects additional employees, annual merit increases and higher accruals for incentive compensation. Pension and other employee benefits increased $1.4 million or 6.7% over 2016. The increase over prior year in pension and other employee benefit expenses was mainly in health insurance, which was up $900,000 or 13.2% in 2017 over 2016.

Other operating expenses of $42.9 million increased by $5.9 million or 15.8% compared to 2016. The primary components of other operating expenses in 2017 were technology expense ($8.3 million), marketing expense ($5.0 million), professional fees ($5.7 million), cardholder expense ($3.4 million) and other miscellaneous expense ($20.5 million). Other operating expenses in 2017 included certain nonrecurring items, including: $2.7 million related to a write off of a historic tax credit investment and $731,000 of deconversion expenses related to a core system conversion in 2017. The historic tax credit project was placed in service in 2017 resulting in the write-off of the $2.7 million and recognition of the $3.3 million of tax credits as a reduction of income tax expense. The 2016 other operating expenses included $546,000 of deconversion expenses related to the core system conversion, and $313,000 of expense related to the early termination of an FDIC loss share agreement.

Noncontrolling Interests

Net income attributable to noncontrolling interests represents the portion of net income in consolidated majority-owned subsidiaries that is attributable to the minority owners of a subsidiary. The Company had net income attributable to noncontrolling interests of $128,000 in 2017 and $131,000 in 2016. The noncontrolling interests relate to three real estate investment trusts, which are substantially owned by the Company’s New York banking subsidiaries.

Income Tax Expense

The provision for income taxes provides for Federal, New York State and Pennsylvania State income taxes. The 2017 provision was $42.6 million, which is up $15.6 million or 57.6% over the 2016 provision. The effective tax rate for the Company was 44.8% in 2017, up from 31.3% in 2016. The effective rates for 2016 and 2017 differed from the U.S. statutory rate of 35.0% during the those periods due to the effect of tax-exempt income from loans, securities, and life insurance assets, investments in tax credits, and excess tax benefits of stock based compensation. The increase in the effective rate in 2017 was mainly due to the $14.9 million one-time write down of net deferred tax assets due to the required remeasurement of the assets that resulted from the Tax Cuts and Jobs Act of 2017. The change in the effective rate in 2017 was partially offset by the recognition of $3.3 million of tax credits related to an investment in a historic tax credit. The changes to the tax laws approved in December 2017, will reduce the federal statutory tax rate from 35% in 2017, to 21% in 2018 and beyond.

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

In addition to earnings per share, key performance measurements for the Company include return on average shareholders’ equity (ROE) and return on average assets (ROA). ROE was 10.85% in 2016, compared to 11.51% in 2015, while ROA was 1.01% in 2016 and 1.07% in 2015.

The Company’s net operating income available to common shareholders (non-GAAP) in 2016 amounted to $58.4 million or $3.91 per diluted share compared to $54.0 million or $3.63 per diluted share in 2015. Operating (non-GAAP) net income for 2015 excluded a $3.6 million, after-tax, gain on changes to the Company’s pension plan. There were no adjustments to 2016 net operating income. Please see the discussion above under “Results of Operations (Comparison of December 31, 2017 and 2016 results) Non-GAAP Disclosure” for an explanation of why management believes this non-GAAP financial measure is useful, and reconciliation to net income.

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

Net Interest Income

Net interest income is the Company’s largest source of revenue, representing 72.4% of total revenues for the year ended December 31, 2016, and 70.1% of total revenues for the year ended December 31, 2015. Net interest income increased 7.3% in 2016 compared to 2015. Net interest income is dependent on the volume and composition of interest earning assets and interest-bearing liabilities and the level of market interest rates. The Company’s net interest income over the past several years benefited from steady growth in average earning assets, which increased 8.7% in 2016 compared to 2015, offsetting a modest decline in net interest margin.

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

Noninterest Income
Noninterest income in 2016 decreased 4.4% from 2015. The decrease in noninterest income from the prior year included a decline in gains on sale of OREO of $860,000, as well as other changes discussed below.

Insurance commissions and fees increased 0.7% to $29.5 million in 2016, compared to $29.3 million in 2015. The acquisition of an insurance agency, Shepard, Maxwell & Hale, on January 1, 2016 added $1.3 million to commissions and fees in 2016, while the sale of certain customer relationships in Pennsylvania, in two separate transactions, reduced commissions and fees by $1.2 million.

Investment services income of $15.2 million in 2016 decreased $213,000 or 1.4% compared to 2015. Investment services income includes trust services, financial planning, and wealth management services. With fees largely based on the market value and the mix of assets managed, the general direction of the stock market can have a considerable impact on fee income. Although global equity markets finished higher in 2016, the broad market index averages over the course of 2016 were relatively flat when compared to 2015 averages. The market value of assets managed by, or in custody of, the Trust Company was $3.9 billion at December 31, 2016, and December 31, 2015. These figures included $1.2 billion in 2016 and $1.1 billion in 2015, of Company-owned securities from which no income was recognized as the Trust Company was serving as custodian.

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

Net mark-to-market gains on securities and borrowings held at fair value were $45,000 in 2016, a decrease of $45,000 compared to 2015. Mark-to-market losses or gains relate to the change in the fair value of securities and borrowings where the Company has elected the fair value option. The year-over-year decrease was mainly attributed to changes in market interest rates. During 2016, the Company sold its remaining portfolio of trading securities and prepaid its outstanding trading liability.

The Company recognized $926,000 of gains on sales/calls of available-for-sale securities in 2016, compared to $1.1 million of gains in 2015. Sales of available-for-sale securities are generally the result of general portfolio maintenance and interest rate risk management.

Other income of $6.3 million was down $2.6 million or 29.1% compared to 2015. The significant components of other income are other service charges, increases in cash surrender value of corporate owned life insurance (“COLI”), gains on the sales of residential mortgage loans and income from miscellaneous equity investments, including the Company’s investment in a Small Business Investment Company (“SBIC”). As discussed previously, the decrease in 2016 reflected lower gains on sale of OREO (down $860,000) and lower OREO rental income ($150,000) compared to 2015.

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

FINANCIAL CONDITION

Total assets were $6.6 billion at December 31, 2017, increasing by 6.6% or $411.5 million over the previous year end. The growth was mainly in the loan portfolio which increased $411.1 million or 9.7% over year-end 2016.

Loans and leases were 70.2% of total assets at December 31, 2017, compared to 68.3% of total assets at December 31, 2016. A more detailed discussion of the loan portfolio is provided below in this section under the caption “Loans and Leases”.

As of December 31, 2017, total securities comprised 23.0% of total assets, compared to 25.2% of total assets at year-end 2016. The securities portfolio primarily contains mortgage-backed securities, obligations of U.S. Government sponsored entities, and obligations of states and political subdivisions. A more detailed discussion of the securities portfolio is provided below in this section under the caption “Securities”.

Total deposits increased by $212.7 million or 4.6% compared to December 31, 2016. Noninterest bearing deposits increased by $201.9 million or 16.3%, and checking, savings and money market accounts also increased $133.3 million or 5.3% compared to December 31, 2016. Time deposit balances decreased by 14.1% compared to 2016 year-end. Other borrowings, consisting mainly of short term advances with the FHLB, increased $186.9 million from December 31, 2016. A more detailed discussion of deposits and borrowings is provided below in this section under the caption “Deposits and Other Liabilities”.

Shareholders’ Equity

The Consolidated Statements of Changes in Shareholders’ Equity included in the Consolidated Financial Statements of the Company contained in Part II, Item 8. of this Report, detail the changes in equity capital. Total shareholders’ equity was up $26.8 million or 4.9% to $576.2 million at December 31, 2017, from $549.4 million at December 31, 2016. Additional paid-in capital increased by $6.6 million, from $357.4 million at December 31, 2016, to $364.0 million at December 31, 2017. The $6.6 million increase included the following: $3.0 million related to stock-based compensation; $2.9 million in connection with the Company's dividend reinvestment plan; $2.3 million related to shares issued for the employee stock ownership plan; and $441,000 related to shares issued for the Company's director deferred compensation plan. These were partially offset by the net payout of $1.2 million and $643,000 from restricted stock activity and stock option exercises, respectively. Retained earnings increased by $34.7 million, reflecting net income of $52.5 million, less dividends paid of $27.6 million, and a positive, one-time $10.0 million reclassification adjustment of the disproportionate tax effect from accumulated other comprehensive income due to tax law changes associated with the enactment of the Tax Cuts and Jobs Act in December 2017.

Accumulated other comprehensive loss increased from $37.1 million at December 31, 2016 to $51.3 million at December 31, 2017; reflecting a $2.4 million increase in unrealized losses on available-for-sale securities due to market interest rates, and a $1.8 million actuarial loss associated with employee benefit plans. The increase also includes the one-time $10.0 million reclassification adjustment mentioned above attributed to the disproportionate tax effect resulting from the recent tax law changes associated with the enactment of the Tax Cuts and Jobs Act in December 2017. Under regulatory requirements, amounts reported as accumulated other comprehensive income/loss related to net unrealized gain or loss on available-for-sale securities and the funded status of the Company’s defined benefit post-retirement benefit plans do not increase or reduce regulatory capital and are not included in the calculation of risk-based capital and leverage capital ratios.

Total shareholders’ equity was up $32.9 million or 6.4% to $549.4 million at December 31, 2016, from $516.5 million at December 31, 2015. Additional paid-in capital increased by $6.6 million, from $350.8 million at December 31, 2015, to $357.4 million at December 31, 2016. The $6.6 million increase included the following: $2.3 million related to stock-based compensation; $3.2 million in connection with the Company's dividend reinvestment plan; $1.9 million related to shares issued for the employee stock ownership plan; $1.7 million related to the acquisition of an insurance agency in January 2016; and $296,000 related to shares issued for the Company's director deferred compensation plan. These were partially offset by the net payout of $810,000 from stock option exercises; and the Company’s repurchase of 22,356 shares of its common stock for $1.2 million. Retained earnings increased by $32.7 million, reflecting net income of $59.3 million less dividends of $26.6 million.

Accumulated other comprehensive loss increased from $31.0 million at December 31, 2015 to $37.1 million at December 31, 2016; reflecting a $5.2 million increase in unrealized losses on available-for-sale securities due to market interest rates, and an $936,000 actuarial loss associated with post-retirement benefit plans.

The Company continued its long history of increasing cash dividends with a per share increase of 2.8% in 2017, which followed an increase of 4.1% in 2016. Dividends per share amounted to $1.82 in 2017, compared to $1.77 in 2016, and $1.70 in 2015. Cash dividends paid represented 52.6%, 44.8%, and 43.5% of after-tax net income in 2017, 2016, and 2015, respectively.

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

As of December 31, 2017, the capital ratios for the Company’s four subsidiary banks exceeded the minimum levels required to be considered well capitalized. Additional information on the Company’s capital ratios and regulatory requirements is provided in “Note 19- Regulations and Supervision” in Notes to Consolidated Financial Statements in Part II, Item 8. of this Report on Form 10-K.

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

The Company’s total securities portfolio at December 31, 2017 totaled $1.53 billion compared to $1.57 billion at December 31, 2016. The table below shows the decrease in fair value in the available-for-sale portfolio during 2017 was mainly due to decreases in mortgage-backed securities issued by U.S. Government agencies and obligations of U.S. Government sponsored entities, partially offset by increases in obligations of U.S. state and political subdivisions and U.S. Government sponsored entities mortgage backed securities, during the year. In addition, fair values between year-end 2016 and year-end 2017 were unfavorably impacted by changes in market interest rates. The decrease in fair value in the held-to-maturity portfolio was primarily due to maturities of obligations of U.S. state and political subdivisions. Additional information on the securities portfolio is available in “Note 2 Securities” in Notes to Consolidated Financial Statements in Part II, Item 8. of this Report, which details the types of securities held, the carrying and fair values, and the contractual maturities as of December 31, 2017 and 2016.

Available-for-Sale Securities	2017		2016		2015
(in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Obligations of U.S. Government sponsored entities	$507,248	$504,193	$527,057	$527,627	$551,176	$552,893
Obligations of U.S. states and political subdivisions	91,659	91,519	89,910	89,056	83,981	84,726
Mortgage-backed securities-residential, issued by
U.S. Government agencies	139,747	137,735	159,417	158,226	94,459	94,678
U.S. Government sponsored entities	667,767	656,178	662,724	651,430	656,947	650,097
Non-U.S. Government agencies or sponsored entities	75	75	116	116	192	194
U.S. corporate debt securities	2,500	2,162	2,500	2,162	2,500	2,162
Total debt securities	1,408,996	1,391,862	1,441,724	1,428,617	1,389,255	1,384,750
Equity securities	1,000	913	1,000	921	1,000	934
Total available-for-sale securities	$1,409,996	$1,392,775	$1,442,724	$1,429,538	$1,390,255	$1,385,684

Held-to-Maturity Securities	2017		2016		2015
(in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Obligations of U.S. Government sponsored entities	$131,707	$132,720	$132,098	$132,619	$132,482	$132,687
Obligations of U.S. states and political subdivisions	7,509	7,595	10,021	10,213	13,589	13,999
Total held-to-maturity securities	$139,216	$140,315	$142,119	$142,832	$146,071	$146,686

Trading Securities	2017	2016	2015
(in thousands)	Fair Value	Fair Value	Fair Value

Obligations of U.S. Government sponsored entities	$0	$0	$6,601
Mortgage-backed securities-residential issued by U.S. Government sponsored entities	0	0	767
Total trading securities	$0	$0	$7,368

Quarterly, the Company evaluates all investment securities with a fair value less than amortized cost to identify any other-than-temporary impairment as defined under generally accepted accounting principles. The Company did not recognize any net credit impairment charge to earnings on investment securities in 2017, 2016, and 2015.

The Company uses a two step modeling approach to analyze each non-agency CMO issue to determine whether or not the current unrealized losses are due to credit impairment and therefore other-than-temporarily impaired (“OTTI”). Step one in the modeling process applies default and severity credit vectors to each security based on current credit data detailing delinquency, bankruptcy, foreclosure and real estate owned (REO) performance. The results of the credit vector analysis are compared to the security’s current credit support coverage to determine if the security has adequate collateral support. If the security’s current credit support coverage falls below certain predetermined levels, step two is initiated. In step two, the Company uses a third party to assist in calculating the present value of current estimated cash flows to ensure there are no adverse changes in cash flows during the quarter leading to an other-than-temporary-impairment. Management’s assumptions used in step two include default and severity vectors and prepayment assumptions along with various other criteria including: percent decline in fair value; credit rating downgrades; probability of repayment of amounts due, credit support and changes in average life. As a result of the modeling process, the Company does not consider any investment security to be other-than-temporarily impaired at December 31, 2017. Future changes in interest rates or the credit quality and credit support of the underlying issuers may reduce the market value of these and other securities. If such decline is determined to be other than temporary, the Company will record the necessary charge to earnings and/or accumulated other comprehensive income to reduce the securities to their then current fair value.

The Company also holds non-marketable Federal Home Loan Bank New York (“FHLBNY”) stock, non-marketable Federal Home Loan Bank Pittsburgh (“FHLBPITT”) stock and non-marketable Atlantic Community Bankers Bank (“ACBB”) stock, all of which are required to be held for regulatory purposes and for borrowing availability. The required investment in FHLB stock is tied to the Company’s borrowing levels with the FHLB. Holdings of FHLBNY stock, FHLBPITT stock and ACBB stock totaled $34.2 million, $16.2 million and $95,000 at December 31, 2017, respectively. These securities are carried at par, which is also cost. The FHLBNY and FHLBPITT continue to pay dividends and repurchase stock. As such, the Company has not recognized any impairment on its holdings of FHLBNY and FHLBPITT stock. At December 31, 2016, the Company’s holdings of FHLBNY stock, FHLBPITT stock, and ACBB stock totaled $28.1 million, $14.9 million, and $95,000, respectively.

Management’s policy is to purchase investment grade securities that, on average, have relatively short expected durations. This policy helps mitigate interest rate risk and provides sources of liquidity without significant risk to capital. The contractual maturity distribution of debt securities and mortgage-backed securities as of December 31, 2017, along with the weighted average yield of each category, is presented in Table 3-Maturity Distribution below. Balances are shown at amortized cost and weighted average yields are calculated on a fully taxable-equivalent basis. Expected maturities will differ from contractual maturities presented in Table 3-Maturity Distribution below, because issuers may have the right to call or prepay obligations with or without penalty and mortgage-backed securities will pay throughout the periods prior to contractual maturity.

Table 3 - Maturity Distribution

	As of December 31, 2017
	Securities Available-for-Sale[1]		Securities Held-to-Maturity
(dollar amounts in thousands)	Amount	Yield[2]	Amount	Yield[2]

Obligations of U.S. Government sponsored entities
Within 1 year	$45,330	1.80%	$0	0.00%
Over 1 to 5 years	336,591	1.90%	50,765	2.29%
Over 5 to 10 years	125,327	2.64%	80,942	2.55%
	$507,248	2.07%	$131,707	2.45%

Obligations of U.S. state and political subdivisions
Within 1 year	$6,579	3.19%	$5,980	3.82%
Over 1 to 5 years	32,255	3.02%	1,171	6.84%
Over 5 to 10 years	36,734	3.32%	358	7.97%
Over 10 years	16,091	4.00%	0	0.00%
	$91,659	3.32%	$7,509	4.49%

Mortgage-backed securities - residential
Within 1 year	$62	6.16%	$0	0.00%
Over 1 to 5 years	8,899	3.52%	0	0.00%
Over 5 to 10 years	126,827	2.18%	0	0.00%
Over 10 years	671,801	2.11%	0	0.00%
	$807,589	2.14%	$0	0.00%

Other securities
Over 10 years	$2,500	4.06%	$0	0.00%
Equity securities	1,000	2.41%	0	0.00%
	$3,500	3.59%	$0	0.00%

Total securities
Within 1 year	$51,970	1.98%	$5,980	3.82%
Over 1 to 5 years	377,745	2.03%	51,936	2.39%
Over 5 to 10 years	288,889	2.52%	81,300	2.57%
Over 10 years	690,392	2.16%	0	0.00%
Equity securities	1,000	2.41%	0	0.00%
	$1,409,996	2.19%	$139,216	2.56%

1 Balances of available-for-sale securities are shown at amortized cost.
2 Interest income includes the tax effects of taxable-equivalent adjustments using a combined New York State and Federal effective income tax rate of 40% to increase tax exempt interest income to taxable-equivalent basis.

The average taxable-equivalent yield on the securities portfolio was 2.19 % in 2017, 2.13% in 2016 and 2.22% in 2015.

At December 31, 2017, there were no holdings of any one issuer, other than the U.S. Government sponsored entities, in an amount greater than 10% of the Company’s shareholders’ equity.

Loans and Leases

Table 4 - Composition of Loan and Lease Portfolio

Originated Loans and Leases	As of December 31,
(in thousands)	2017	2016	2015	2014	2013
Commercial and industrial
Agriculture	$108,608	$118,247	$88,299	$78,507	$74,788
Commercial and industrial other	932,067	847,055	768,024	688,529	562,439
Subtotal commercial and industrial	1,040,675	965,302	856,323	767,036	637,227
Commercial real estate
Construction	202,486	135,834	103,037	72,427	46,441
Agriculture	129,712	102,509	86,935	58,994	52,627
Commercial real estate other	1,660,782	1,431,690	1,167,250	979,621	903,320
Subtotal commercial real estate	1,992,980	1,670,033	1,357,222	1,111,042	1,002,388
Residential real estate
Home equity	212,812	209,277	202,578	186,957	171,809
Mortgages	1,039,040	947,378	823,841	710,904	658,966
Subtotal residential real estate	1,251,852	1,156,655	1,026,419	897,861	830,775
Consumer and other
Indirect	12,144	14,835	17,829	18,298	21,202
Consumer and other	50,214	44,393	40,904	35,874	32,312
Subtotal consumer and other	62,358	59,228	58,733	54,172	53,514
Leases	14,467	16,650	14,861	12,251	5,563
Total loans and leases	4,362,332	3,867,868	3,313,558	2,842,362	2,529,467
Less: unearned income and deferred costs and fees	(3,789)	(3,946)	(2,790)	(2,388)	(2,223)

Total originated loans and leases, net of unearned income and deferred costs and fees	$4,358,543	$3,863,922	$3,310,768	$2,839,974	$2,527,244

Acquired Loans
Commercial and industrial
Commercial and industrial other	$50,976	$79,317	$84,810	$97,034	$128,503
Subtotal commercial and industrial	50,976	79,317	84,810	97,034	128,503
Commercial real estate
Construction	1,480	8,936	4,892	35,906	39,353
Agriculture	247	267	2,095	3,182	3,135
Commercial real estate other	206,020	241,605	284,952	308,488	366,438
Subtotal commercial real estate	207,747	250,808	291,939	347,576	408,926
Residential real estate
Home equity	28,444	37,737	42,092	56,008	67,183
Mortgages	22,645	25,423	27,491	32,282	35,336
Subtotal residential real estate	51,089	63,160	69,583	88,290	102,519
Consumer and other
Indirect	0	0	0	0	5
Consumer and other	765	826	911	1,095	1,219
Subtotal consumer and other	765	826	911	1,095	1,224
Covered loans	0	0	14,031	19,319	25,868
Total acquired loans and leases	$310,577	$394,111	$461,274	$553,314	$667,040

Total loans and leases of $4.7 billion at December 31, 2017 were up $411.1 million or 9.7% from December 31, 2016. The growth was mainly due to organic loan growth. On August 1, 2012, the Company acquired $889.3 million of loans in the VIST Financial acquisition. These loans are shown in the table under the acquired loan heading. All other loans, including loans originated by VIST Bank since the acquisition date of August 1, 2012, are considered originated loans. Originated loan balances at December 31, 2017 were up 12.8% over year-end 2016. The increase in originated loans, over prior year-end, was in all loan categories. As of December 31, 2017, total loans and leases represented 70.2% of total assets compared to 68.3% of total assets at December 31, 2016.

Residential real estate loans of $1.3 billion at December 31, 2017, including home equity loans, increased by $83.1 million or 6.8% from $1.2 billion at year-end 2016, and comprised 28.0% of total loans and leases at December 31, 2017. The growth in residential real estate loan balances reflects higher origination volumes due to the low interest rate environment as well as a decision to retain certain residential mortgages in the portfolio rather than sell them in the secondary market due to interest rate considerations. The Company’s Asset/Liability Committee meets regularly and establishes standards for selling and retaining residential real estate mortgage originations.

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

During 2017, 2016, and 2015, the Company sold residential mortgage loans totaling $4.6 million, $3.9 million, and $3.2 million, respectively, and realized net gains on these sales of $50,000, $95,000, and $54,000, respectively. When residential mortgage loans are sold to FHLMC or SONYMA, the Company typically retains all servicing rights, which provides the Company with a source of fee income. In connection with the sales in 2017, 2016, and 2015, the Company recorded mortgage-servicing assets of $38,000, $21,000, and $18,000, respectively.

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

Commercial real estate loans totaled $2.2 billion at December 31, 2017; an increase of $279.9 million compared to December 31, 2016, and represented 47.1% of total loans and leases at December 31, 2017, compared to 45.1% at December 31, 2016.

Commercial and industrial loans totaled $1.1 billion at December 31, 2017, which is an increase of $47.0 million from $1.0 billion reported as of December 31, 2016. As of December 31, 2017, agriculturally-related loans totaled $238.6 million or 5.1% of total loans and leases compared to $221.1 million or 5.2% of total loans and leases at December 31, 2016. Agriculturally-related loans include loans to dairy farms and cash and vegetable crop farms. Agriculturally related loans are primarily made based on identified cash flows of the borrower with consideration given to underlying collateral, personal guarantees, and government related guarantees. Agriculturally-related loans are generally secured by the assets or property being financed or other business assets such as accounts receivable, livestock, equipment or commodities/crops.

The consumer loan portfolio includes personal installment loans, indirect automobile financing, and overdraft lines of credit. Consumer and other loans were $63.1 million at December 31, 2017, compared to $60.1 million at December 31, 2016.

The lease portfolio decreased by 13.1% to $14.5 million at December 31, 2017 from $16.7 million at December 31, 2016. As of December 31, 2017, commercial leases and municipal leases represented 100.0% of total leases.

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

The carrying value of loans acquired from VIST and accounted for in accordance with ASC Subtopic 310-30, “Loans and Debt Securities Acquired with Deteriorated Credit Quality,” was $12.0 million at December 31, 2017, compared to $22.5 million at December 31, 2016 due to normal loan run off. Under ASC Subtopic 310-30, loans may be aggregated and accounted for as pools of loans if the loans being aggregated have common risk characteristics. The Company elected to account for the loans with evidence of credit deterioration individually rather than aggregate them into pools. The difference between the undiscounted cash flows expected at acquisition and the investment in the acquired loans, or the “accretable yield,” is recognized as interest income utilizing the level-yield method over the life of each loan. Contractually required payments for interest and principal that exceed the undiscounted cash flows expected at acquisition, or the “non-accretable difference,” are not recognized as a yield adjustment, as a loss accrual or as a valuation allowance.

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

The carrying value of loans not exhibiting evidence of credit impairment at the time of the acquisition (i.e. loans outside of the scope of ASC 310-30) was $298.6 million at December 31, 2017 as compared to $371.6 million at December 31, 2016 due to normal loan run off. The fair value of the acquired loans not exhibiting evidence of credit impairment was determined by projecting contractual cash flows discounted at risk-adjusted interest rates.

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

The Company has adopted comprehensive lending policies, underwriting standards and loan review procedures. There were no significant changes to the Company’s existing policies, underwriting standards and loan review during 2017. The Company’s Board of Directors approves the lending policies at least annually. The Company recognizes that exceptions to policy guidelines may occasionally occur and has established procedures for approving exceptions to these policy guidelines. Management has also implemented reporting systems to monitor loan originations, loan quality, concentrations of credit, loan delinquencies and nonperforming loans and potential problem loans.

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

Analysis of Past Due and Nonperforming Loans

(in thousands)	2017	2016	2015	2014	2013
Loans 90 days past due and accruing*
Commercial real estate	$0	$0	$0	$0	$161
Residential real estate	0	0	58	106	446
Consumer and other	44	0	0	0	0
Total loans 90 days past due and accruing	44	0	58	106	607
Nonaccrual loans
Commercial and industrial	2,852	738	1,738	2,116	1,679
Commercial real estate	5,948	9,076	6,054	7,520	23,364
Residential real estate	10,363	9,061	9,863	9,043	13,086
Consumer and other	354	166	182	349	254
Leases	0	0	0	0	0
Total nonaccrual loans and leases	19,517	19,041	17,837	19,028	38,383
Troubled debt restructurings not included above	3,449	2,631	3,915	3,444	45
Total nonperforming loans and leases	23,010	21,672	21,810	22,578	39,035
Other real estate owned	2,047	908	2,692	5,683	4,253
Total nonperforming assets	$25,057	$22,580	$24,502	$28,261	$43,288
Total nonperforming loans and leases as a percentage of total loans and leases	0.49%	0.51%	0.58%	0.67%	1.22%
Total nonperforming assets as a percentage of total assets	0.38%	0.36%	0.43%	0.54%	0.87%
Allowance as a percentage of nonperforming loans and leases	172.84%	164.98%	146.74%	128.43%	71.65%

* The 2017, 2016, 2015, 2014 and 2013 columns in the above table exclude $1.1 million, $2.6 million, $2.5 million, $3.5 million, and $7.0 million, respectively, of acquired loans that are 90 days past due and accruing interest.  These loans were originally recorded at fair value on the acquisition date of August 1, 2012.  These loans are considered to be accruing as the Company can reasonably estimate future cash flows on these acquired loans and the Company expects to fully collect the carrying value of these loans.  Therefore, the Company is accreting the difference between the carrying value of these loans and their expected cash flows into interest income.

The level of nonperforming assets at the past five year-ends is illustrated in the table above. The tables show that the balances of nonperforming loans and assets were down significantly compared to 2013. The ratio of nonperforming loans to total loans steadily improved between 2013 and 2017. The ratio of nonperforming assets to total assets also steadily improved between 2013 and 2016, but was up slightly at year-end 2017 from year-end 2016. The Company’s total nonperforming assets as a percentage of total assets was 0.38% at December 31, 2017, up from 0.36% at December 31, 2016, but continues to compare favorably to its peer group’s most recent ratio of 0.64% at September 30, 2017. The peer data is from the Federal Reserve Board and represents banks or bank holding companies with assets between $3.0 billion and $10.0 billion.

Nonperforming loans at December 31, 2017 were up 6.2% from December 31, 2016. The increase was mainly in commercial and industrial loans and residential real estate loans, partially offset by a decrease in commercial real estate loans. The increase in commercial and industrial nonaccrual loans was mainly due to the addition of four commercial loans totaling about $2.3 million. The decrease in commercial real estate nonaccrual loans reflects paydowns, loans returned to accruing status due to improved performance, and loans taken into other real estate owned. Nonperforming loans represented 0.49% of total loans at December 31, 2017, compared to 0.51% of total loans at December 31, 2016, and 0.58% of total loans at December 31, 2015. A breakdown of nonperforming loans by portfolio segment is shown above. At December 31, 2017, other real estate owned was up $1.1 million from prior year-end and represented 8.2% of total nonperforming assets, up from 4.0% at December 31, 2016. The increase in other real estate owned was mainly due to one commercial real estate loan for $1.3 million that was taken into other real estate owned during 2017.

Loans are considered modified in a troubled debt restructuring (“TDR”) when, due to a borrower’s financial difficulties, the Company makes a concession(s) to the borrower that the Company would not otherwise consider. When modifications are provided for reasons other than as a result of the financial distress of the borrower, these loans are not classified as TDRs or impaired. These modifications may include, among others, an extension of the term of the loan, and granting a period when interest-only payments can be made, with the principal payments made over the remaining term of the loan or at maturity. TDRs are included in the above table within the following categories: “loans 90 days past due and accruing”, “nonaccrual loans”, or “troubled debt restructurings not included above”. Loans in the latter category include loans that meet the definition of a TDR but are performing in accordance with the modified terms and have shown a satisfactory period of repayment (generally six consecutive months) and where full collection of all is reasonably assured. At December 31, 2017, the Company had $7.7 million in TDR balances, which are included in the above table; $3.4 million are included in the line captioned “Troubled debt restructurings not included above” and the remainder within nonaccrual loans.

In general, the Company places a loan on nonaccrual status if principal or interest payments become 90 days or more past due and/or management deems the collectability of the principal and/or interest to be in question, as well as when called for by regulatory requirements. Although in nonaccrual status, the Company may continue to receive payments on these loans. These payments are generally recorded as a reduction to principal and interest income is recorded only after principal recovery is reasonably assured. For additional financial information on the difference between the interest income that would have been recorded if these loans and leases had been paid in accordance with their original terms and the interest income that was recorded, refer to “Note 3 – Loans and Leases” in the Notes to Consolidated Financial Statements in Part II, Item 8. of this Report.

The Company’s recorded investment in originated loans and leases that are considered impaired totaled $12.1 million at December 31, 2017, and $13.0 million at December 31, 2016. A loan is impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impaired loans consist of our non-homogenous nonaccrual loans and loans that are 90 days or more past due. Specific reserves on individually identified impaired loans that are not collateral dependent are measured based on the present value of expected future cash flows discounted at the original effective interest rate of each loan. For loans that are collateral dependent, impairment is measured based on the fair value of the collateral less estimated selling costs, and such impaired amounts are generally charged off.

At December 31, 2017, there was a specific reserve of $441,000 on seven commercial loans in the originated loan portfolio, compared to a $417,000 reserve on three commercial real estate loans and three commercial loans in 2016. The majority of impaired loans are collateral dependent impaired loans that have limited exposure or require limited specific reserves because of the amount of collateral support with respect to these loans or the loans have been written down to fair value. Interest payments on impaired loans are typically applied to principal unless collectability of the principal amount is reasonably assured. In these cases, interest is recognized on a cash basis. There was no interest income recognized on impaired loans and leases for 2017, 2016 and 2015.

The ratio of the allowance to nonperforming loans (loans past due 90 days and accruing, nonaccrual loans and restructured troubled debt) was 172.84% at December 31, 2017, compared to 164.98% at December 31, 2016. The improvement in the ratio reflects growth in the allowance. The Company’s nonperforming loans are mostly made up of collateral dependent impaired loans requiring little to no specific allowance due to the level of collateral available with respect to these loans and/or previous charge-offs.

Management reviews the loan portfolio for evidence of potential problem loans and leases. Potential problem loans and leases are loans and leases that are currently performing in accordance with contractual terms, but where known information about possible credit problems of the related borrowers causes management to have doubt as to the ability of such borrowers to comply with the present loan payment terms and may result in such loans and leases becoming nonperforming at some time in the future. Management considers loans and leases classified as Substandard, which continue to accrue interest, to be potential problem loans and leases. The Company, through its credit administration function, identified 28 commercial relationships from the originated portfolio and 10 commercial relationships from the acquired portfolio totaling $11.2 million and $3.6 million, respectively at December 31, 2017 that were potential problem loans. At December 31, 2016, there were 27 relationships totaling $7.6 million in the originated portfolio and 18 relationships totaling $8.4 million in the acquired portfolio that were considered potential problem loans.

Of the 28 commercial relationships from the originated portfolio that were classified as potential problem loans at December 31, 2017, there were 4 relationships that equaled or exceeded $1.0 million, which in aggregate totaled $7.6 million. Of the 10 commercial relationships from the acquired loan portfolio, there was 1 relationship that equaled or exceeded $1.0 million which totaled $1.9 million. The potential problem loans remain in a performing status due to a variety of factors, including payment history, the value of collateral supporting the credits, and personal or government guarantees. These factors, when considered in the aggregate, give management reason to believe that the current risk exposure on these loans does not warrant accounting for these loans as nonperforming. However, these loans do exhibit certain risk factors, which have the potential to cause them to become nonperforming. Accordingly, management’s attention is focused on these credits, which are reviewed on at least a quarterly basis.

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

4.
Loss emergence period is a critical assumption in the allowance estimate, which represents the average amount of time between when loss events occur for specific loan types and when such problem loans are identified and the related loss amounts are confirmed through charge-offs.

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

3.
Historical Loss Experience - For loans that are not impaired, or reviewed individually, management assigns a reserve based upon historical loss experience over a designated look-back period. Management has evaluated a variety of look-back periods and has determined that an eight year look back period is appropriate to capture a full range of economic cycles.

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

Although we believe our process for determining the allowance adequately considers all of the factors that would likely result in credit losses, this evaluation is inherently subjective as it requires material estimates, including expected default probabilities, loss emergence periods, the amounts and timing of expected future cash flows on impaired loans, and estimated losses based on historical loss experience and current economic conditions.  All of these factors may be susceptible to significant change.  To the extent that actual results differ from management estimates, additional loan loss provisions may be required that would adversely impact earnings for future periods. Based on its evaluation of the allowance as of December 31, 2017, management considers the allowance to be appropriate. Under adversely or positively different conditions or assumptions, the Company would need to increase or decrease the allowance.

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

The allocation of the Company’s allowance as of December 31, 2017, and each of the previous four years is illustrated in Table 5- Allocation of the Allowance for Loan and Lease Losses, below.

Table 5 - Allocation of the Allowance for Originated and Acquired Loan and Lease Losses

	As of December 31,
(in thousands)	2017	2016	2015	2014	2013
Originated loans outstanding at end of year	$4,358,543	$3,863,922	$3,310,768	$2,839,974	$2,527,244

Allocation of the originated allowance by originated loan type:
Commercial and industrial	$11,812	$9,389	$10,495	$9,157	$8,406
Commercial real estate	20,412	19,836	15,479	12,069	10,459
Residential real estate	6,161	5,149	4,070	5,030	5,771
Consumer and other	1,301	1,224	1,268	1,900	2,059
Leases	0	0	0	0	5
Total	$39,686	$35,598	$31,312	$28,156	$26,700

Allocation of the originated allowance as a percentage of total originated allowance:
Commercial and industrial	30%	27%	34%	32%	31%
Commercial real estate	51%	56%	49%	43%	39%
Residential real estate	16%	14%	13%	18%	22%
Consumer and other	3%	3%	4%	7%	8%
Total	100%	100%	100%	100%	100%
Loan and lease types as a percentage of total originated loans and leases:
Commercial and industrial	24%	25%	26%	27%	25%
Commercial real estate	46%	43%	41%	39%	40%
Residential real estate	29%	30%	31%	32%	33%
Consumer and other	1%	2%	2%	2%	2%
Leases	0%	0%	0%	0%	0%
Total	100%	100%	100%	100%	100%

	As of December 31,
(in thousands)	2017	2016	2015	2014	2013
Acquired loans outstanding at end of year	$310,577	$394,111	$461,274	$553,314	$667,040

Allocation of the acquired allowance by acquired loan type:
Commercial and industrial	$25	$0	$433	$431	$168
Commercial real estate	0	97	61	337	770
Residential real estate	54	54	198	51	274
Consumer and other	6	6	0	22	58
Total	$85	$157	$692	$841	$1,270

Allocation of the acquired allowance as a percentage of total acquired allowance:
Commercial and industrial	29%	0%	62%	51%	13%
Commercial real estate	0%	62%	9%	40%	60%
Residential real estate	64%	34%	29%	6%	22%
Consumer and other	7%	4%	0%	3%	5%
Total	100%	100%	100%	100%	100%
Loan and lease types as a percentage of total acquired loans and leases:
Commercial and industrial	16%	20%	18%	18%	19%
Commercial real estate	67%	64%	64%	63%	61%
Residential real estate	17%	16%	15%	16%	15%
Consumer and other	0%	0%	0%	0%	1%
Covered	0%	0%	3%	3%	4%
Total	100%	100%	100%	100%	100%

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

The five year trend in the allowance is shown above. Over the five year period, the originated allowance has steadily increased driven in large part by growth in originated loans, while the acquired portfolio has steadily decreased, reflecting run-off of the acquired portfolio, improving asset quality metrics in the acquired portfolio, and net charge-offs. As of December 31, 2017, the total allowance for loan and lease losses was $39.8 million, which was up $4.0 million or 11.2% from year-end 2016. The year-end allowance for originated loans and leases was up $4.1 million compared to prior year end, and the allowance for acquired loans was down $72,000 from year-end 2016. At December 31, 2017, the total allowance was 172.84% of total nonperforming loans compared to 164.98% at December 31, 2016.

The Company’s allowance for originated loan and lease losses totaled $39.7 million at December 31, 2017, which represented 0.91% of total originated loans, down from 0.92% at December 31, 2016. The $4.1 million or 11.5% increase in the allowance for originated loans in 2017 over 2016 was mainly due to the 12.8% growth in the originated loan portfolio over the period. In addition, asset quality metrics in the originated portfolio showed some modest deterioration at December 31, 2017. Originated loans internally-classified as Special Mention and Substandard totaled $66.7 million at December 31, 2017, up from $40.8 million at year-end 2016. The increase was mainly in Special Mention loans in the Company's agricultural loan portfolio. Nonaccrual originated loans were $16.3 million as of December 31, 2017, up $2.0 million from year-end 2016. Net charge-offs of originated loans were $140,000 or 0.0% of average originated loans in 2017 compared to net recoveries of $149,000 in 2016.

The decrease in the allowance for acquired loans and leases reflects improved asset quality in 2017, as well as the partial charge off of two credits that had specific reserves as of December 31, 2016. The amount of acquired loans internally-classified as Special Mention and Substandard at December 31, 2017 was down $7.8 million or 57.0% compared to December 31, 2016, reflecting successful workouts and related paydowns and charge-offs during 2017. Net charge-offs of acquired loans totaled $5,000 in 2017 compared to net charge-offs of $719,000 in 2016. Acquired nonaccrual loans totaled $3.3 million at December 31, 2017, compared to $4.7 million at December 31, 2016.

The level of future charge-offs is dependent upon a variety of factors such as national and local economic conditions, trends in, various industries, underwriting characteristics, and conditions unique to each borrower. Given uncertainties surrounding these factors, it is difficult to estimate future losses.

Table 6 - Analysis of the Allowance for Originated and Acquired Loan and Lease Losses

	December 31,
(in thousands)	2017	2016	2015	2014	2013
Average originated loans outstanding during year	$4,051,298	$3,525,649	$3,023,456	$2,624,282	$2,307,493
Balance of allowance at beginning of year	35,598	31,312	28,156	26,700	24,643

Originated loans charged-off:
Commercial and industrial	291	878	221	470	1,605
Commercial real estate	21	12	363	639	651
Residential real estate	584	263	338	512	752
Consumer and other	960	521	1,074	1,308	1,282
Leases	0	0	0	0	0
Total loans charged-off	$1,856	$1,674	$1,996	$2,929	$4,290

Recoveries of originated loans previously charged-off:
Commercial and industrial	119	576	809	636	4,162
Commercial real estate	980	859	1,277	1,832	718
Residential real estate	212	63	112	88	48
Consumer and other	405	325	487	536	419
Total loan recoveries	$1,716	$1,823	$2,685	$3,092	$5,347
Net loan (recoveries) and charge-offs	140	(149)	(689)	(163)	(1,057)
Additions to allowance charged to operations	4,228	4,137	2,467	1,293	1,000
Balance of originated allowance at end of year	$39,686	$35,598	$31,312	$28,156	$26,700
Originated allowance as a percentage of originated loans and leases outstanding	0.91%	0.92%	0.95%	0.99%	1.06%
Net (recoveries) charge-offs as a percentage of average originated loans and leases outstanding during the year	0.00%	0.00%	(0.02)%	(0.01)%	(0.05)%

	December 31,
(in thousands)	2017	2016	2015	2014	2013
Average acquired loans outstanding during year	$349,915	$431,572	$508,490	$614,740	$746,045
Balance of allowance at beginning of year	157	692	841	1,270	0

Acquired loans charged-off:
Commercial and industrial	74	698	77	293	2,991
Commercial real estate	159	181	400	631	179
Residential real estate	483	35	302	484	696
Consumer and other	2	121	6	51	25
Total loans charged-off	$718	$1,035	$785	$1,459	$3,891

Recoveries of acquired loans previously charged-off:
Commercial and industrial	24	20	7	0	0
Commercial real estate	637	268	142	0	0
Residential real estate	44	0	9	0	0
Consumer and other	8	28	0	17	0
Total loan recoveries	$713	$316	$158	$17	$0
Net loans charged-off	5	719	627	1,442	3,891
(Reductions) additions to allowance charged to operations	(67)	184	478	1,013	5,161
Balance of acquired allowance at end of year	$85	$157	$692	$841	$1,270
Acquired allowance as a percentage of acquired loans outstanding	0.02%	0.04%	0.14%	0.14%	0.17%
Net charge-offs as a percentage of average acquired loans and leases outstanding during the year	0.00%	0.17%	0.12%	0.23%	0.52%
Total net charge-offs as a percentage of average total loans and leases outstanding during the year	0.00%	0.00%	0.00%	0.04%	0.09%

The provision for loan and lease losses represents management’s estimate of the expense necessary to maintain the allowance for loan and lease losses at an appropriate level. The above table shows an increase in provision expense for the originated portfolio and a decrease in provision expense for the acquired portfolio over the period from 2013 to 2017. The increase in provision expense for the originated portfolio largely reflects the growth in the originated portfolio over that period. Asset quality has been generally favorable over the period. The provision expense for originated loans over the past five years benefited from significant recoveries on two commercial/commercial real estate relationships that resulted in net loan recoveries on originated loans in 2016, 2015, and 2014 and a small net charge-off in 2017. The decrease in provision expense for the acquired portfolio over the period reflects improving asset quality of the remaining acquired portfolio as evidenced by lower net charge-offs and lower Special Mention and Substandard loans.

The ratio of the allowance for originated loan and lease losses as a percentage of total originated loans was 0.91% at year-end 2017 compared to 0.92% at year-end 2016. The allowance coverage to nonperforming loans and leases was 172.84% at December 31, 2017 compared to 164.98% at December 31, 2016. Management believes that, based upon its evaluation as of December 31, 2017, the allowance is appropriate.

Deposits and Other Liabilities

Total deposits were $4.8 billion at December 31, 2017, an increase of $212.7 million or 4.6% compared to year-end 2016. The increase from year-end 2016 consisted of noninterest bearing deposits (up $201.9 million) and savings and money market balances (up $133.3 million), which is partially offset by time deposits (down $122.5 million).

The most significant source of funding for the Company is core deposits. The Company defines core deposits as total deposits less time deposits of $250,000 or more, brokered deposits and municipal money market deposits. Core deposits grew by $244.5 million or 6.5% to $4.0 billion at year-end 2017 from $3.7 billion at year-end 2016. Core deposits represented 82.6% of total deposits at December 31, 2017, compared to 81.1% of total deposits at December 31, 2016.

Municipal money market accounts totaled $545.8 million at year-end 2017, which was an increase of 7.4% over year-end 2016. In general, there is a seasonal pattern to municipal deposits starting with a low point during July and August. Account balances tend to increase throughout the fall and into the winter months from tax deposits and receive an additional inflow at the end of March from the electronic deposit of state funds.

Table 1-Average Statements of Condition and Net Interest Analysis, shows the average balance and average rate paid on the Company’s primary deposit categories for the years ended December 31, 2017, 2016, and 2015. Average interest-bearing deposits were flat for 2017 over 2016. The average cost of interest-bearing deposits was 0.35% for 2017 and 0.32% for 2016. Average noninterest bearing deposits at December 31, 2017 were up $148.6 million or 13.1% over year-end 2016. A maturity schedule of time deposits outstanding at December 31, 2017 is included in “Note 7 Deposits” in Notes to Consolidated Financial Statements in Part II, Item 8. of this Report.

The Company uses both retail and wholesale repurchase agreements. Retail repurchase agreements are arrangements with local customers of the Company, in which the Company agrees to sell securities to the customer with an agreement to repurchase those securities at a specified later date. Retail repurchase agreements totaled $75.2 million at December 31, 2017, and $59.1 million at December 31, 2016. Management generally views local repurchase agreements as an alternative to large time deposits. The Company’s wholesale repurchase agreements were $0 at December 31, 2017, and $10.0 million at December 31, 2016. Refer to “Note 8 Federal Funds Purchased and Securities Sold Under Agreements to Repurchase” in Notes to Consolidated Financial Statements in Part II, Item 8. of this Report for further details on the Company’s repurchase agreements.

The Company’s other borrowings totaled $1.1 billion at year-end 2017, up $186.9 million or 21.1% from $884.8 million at year-end 2016. The increase was to support loan growth in excess of deposit growth. The $1.1 billion in borrowings at December 31, 2017, included $587.7 million in overnight advances from the FHLB, $475.0 million in term advances from the FHLB and a $9.0 million advance from a third party bank. Borrowings at year-end 2016 included $503.8 million in overnight advances from the FHLB, $365.0 million of FHLB term advances, and a $16.0 million advance from a bank. Of the $475.0 million of the FHLB term advances at year-end 2017, $275.0 million are due in over one year. Refer to “Note 9 Other Borrowings” in Notes to Consolidated Financial Statements in Part II, Item 8. of this Report for further details on the Company’s term borrowings with the FHLB.

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

Non-core funding sources totaled $2.0 billion at December 31, 2017, an increase of $161.3 million or 8.8% from $1.8 billion at December 31, 2016. Non-core funding sources increased year-over-year as the Company supplemented growth in core deposits, with growth in overnight and term borrowings with the FHLB, to fund earning asset growth. Non-core funding sources as a percentage of total liabilities increased from 32.2% at year-end 2016 to 32.8% at year-end 2017.

Non-core funding sources may require securities to be pledged against the underlying liability. Securities carried at $1.3 billion at December 31, 2017 and $1.2 billion at December 31, 2016, were either pledged or sold under agreements to repurchase. Pledged securities or securities sold under agreements to repurchase represented 84.3% of total securities at December 31, 2017, compared to 75.0% of total securities at December 31, 2016.

Cash and cash equivalents totaled $84.3 million as of December 31, 2017, up from $64.0 million at December 31, 2016. Short-term investments, consisting of securities due in one year or less, increased from $25.5 million at December 31, 2016, to $57.9 million at December 31, 2017.

Cash flow from the loan and investment portfolios provides a significant source of liquidity. These assets may have stated maturities in excess of one year, but have monthly principal reductions. Total mortgage-backed securities, at fair value, were $794.0 million at December 31, 2017 compared with $810.0 million at December 31, 2016. Outstanding principal balances of residential mortgage loans, consumer loans, and leases totaled approximately $1.4 billion at December 31, 2017 as compared to $1.3 billion at December 31, 2016. Aggregate amortization from monthly payments on these assets provides significant additional cash flow to the Company.

Liquidity is enhanced by ready access to national and regional wholesale funding sources including Federal funds purchased, repurchase agreements, brokered certificates of deposit, and FHLB advances. Through its subsidiary banks, the Company has borrowing relationships with the FHLB and correspondent banks, which provide secured and unsecured borrowing capacity. At December 31, 2017, the unused borrowing capacity on established lines with the FHLB was $950.8 million.

As members of the FHLB, the Company’s subsidiary banks can use certain unencumbered mortgage-related assets and securities to secure additional borrowings from the FHLB. At December 31, 2017, total unencumbered mortgage loans and securities of the Company were $399.2 million. Additional assets may also qualify as collateral for FHLB advances upon approval of the FHLB.

The Company has not identified any trends or circumstances that are reasonably likely to result in material increases or decreases in liquidity in the near term.

Table 7 - Loan Maturity

Remaining maturity of originated loans	At December 31, 2017

(in thousands)	Total	Less than 1 year	After 1 year to 5 years	After 5 years
Commercial and industrial	$1,040,675	$287,400	$276,502	$476,773
Commercial real estate	1,992,980	83,816	211,434	1,697,730
Residential real estate	1,251,852	479	9,951	1,241,422
Total	$4,285,507	$371,695	$497,887	$3,415,925

Remaining maturity of acquired loans	At December 31, 2017

(in thousands)	Total	Less than 1 year	After 1 year to 5 years	After 5 years
Commercial and industrial	$50,976	$10,652	$17,523	$22,801
Commercial real estate	207,747	26,647	86,233	94,867
Residential real estate	51,089	676	2,571	47,842
Total	$309,812	$37,975	$106,327	$165,510

Of the loan amounts shown above in Table 7 - Loan Maturity, maturing over 1 year, $1.9 billion have fixed rates and $2.3 billion have adjustable rates.

OFF-BALANCE SHEET ARRANGEMENTS

In the normal course of business the Company is party to certain financial instruments, which in accordance with accounting principles generally accepted in the United States, are not included in its Consolidated Statements of Condition. These transactions include commitments under standby letters of credit, unused portions of lines of credit, and commitments to fund new loans and are undertaken to accommodate the financing needs of the Company’s customers. Loan commitments are agreements by the Company to lend monies at a future date. These loan and letter of credit commitments are subject to the same credit policies and reviews as the Company’s loans. Because most of these loan commitments expire within one year from the date of issue, the total amount of these loan commitments as of December 31, 2017, are not necessarily indicative of future cash requirements. Further information on these commitments and contingent liabilities is provided in “Note 16 Commitments and Contingent Liabilities” in Notes to Consolidated Financial Statements in Part II, Item 8. of this Report.

CONTRACTUAL OBLIGATIONS

The Company leases land, buildings, and equipment under operating lease arrangements extending to the year 2090. Most leases include options to renew for periods ranging from 5 to 20 years. In addition, the Company has a software contract for its core banking application through June 30, 2024 along with contracts for more specialized software programs through 2020. Further information on the Company’s lease arrangements is provided in “Note 6 Premises and Equipment” in Notes to Consolidated Financial Statements in Part II, Item 8. of this Report. The Company’s contractual obligations as of December 31, 2017, are shown in Table 8-Contractual Obligations and Commitments below.

Table 8 - Contractual Obligations and Commitments

Contractual cash obligations	At December 31, 2017 Payments due within
(in thousands)	Total	1 year	1-3 years	3-5 years	After 5 years
Long-term debt	$493,579	$206,407	$287,172	$0	$0
Trust Preferred Debentures[1]	33,186	919	1,838	1,838	28,591
Operating leases	34,994	4,981	8,416	6,546	15,051
Software contracts	9,473	1,892	2,855	2,652	2,074
Total contractual cash obligations	$571,232	$214,199	$300,281	$11,036	$45,716

1  Dollar amounts include interest payments and contractual payments due until maturity without conversion to stock or early redemption for the remainder of the Company's Trust Preferred Debentures.

RECENTLY ISSUED ACCOUNTING STANDARDS

Refer to “Note 1 Summary of Significant Accounting Policies” in Notes to Consolidated Financial Statements in Part II, Item 8. of this Form 10-K for details of recently issued accounting pronouncements and their expected impact on the Company’s financial statements.

Fourth Quarter Summary

Net income for the fourth quarter of 2017 was $2.5 million, down from the $15.1 million reported for the same period in 2016. Diluted earnings per share of $0.16 for the fourth quarter of 2017 were down 83.8% from the $0.99 reported in the fourth quarter of 2016. Fourth quarter 2017 net income was adversely impacted by the Tax Cuts and Jobs Act of 2017, which reduced the Federal statutory tax rate from 35% in 2017 to 21% in 2018 and beyond. The change in the tax law created a one-time, fourth quarter, non-cash write-down of net deferred tax assets in the amount of $14.9 million due to the required remeasurement of the net deferred tax assets using the new lower tax rate. Removing the impact of the one-time charge related to tax reform from fourth quarter earnings would have resulted in diluted earnings per share of $1.15 for the fourth quarter of 2017, representing a 16.2% increase over the same period in 2016. Please see the discussion above under “Results of Operations (Comparison of December 31, 2017 and 2016 results) Non-GAAP Disclosure” for an explanation of why management believes this non-GAAP financial measure is useful, and a reconciliation to net income.

Net interest income on a taxable-equivalent basis totaled $53.1 million in the fourth quarter of 2017, up 12.0% from $47.4 million in the year-earlier quarter. The increase reflects growth in average earning assets of $452.3 million or 7.9% over the same quarter in 2016 and an improved net interest margin for the fourth quarter of 2017 compared to the fourth quarter of 2016. The rise in average earning assets was attributable to a $411.2 million or 9.9% growth in average loans and leases. The yield on average interest earning assets of 3.87% for the fourth quarter of 2017 was up 19 basis points or 4.9% compared to the fourth quarter of 2016. Average noninterest bearing deposit balances for the fourth quarter of 2017 were up $179.6 million or 14.8% compared to the fourth quarter of 2016. The average cost of interest bearing liabilities in the fourth quarter of 2017 was 0.62% compared to 0.52% in the fourth quarter of 2016.

Provision for loan and lease losses was $2.0 million for the fourth quarter of 2017, compared to $1.7 million in the fourth quarter of 2016. Net charge-offs totaled $281,000 in the fourth quarter of 2017, compared to net charge-offs of $63,000 for the fourth quarter of 2016.

Noninterest income was $17.3 million for the fourth quarter of 2017, which was up $1.0 million or 6.1% compared to the same period in 2016.

Noninterest expense was $46.3 million in the fourth quarter of 2017, which was up $6.9 million or 17.5% compared to the same period in 2016. During 2017, the Company invested $2.7 million in a historic preservation tax credit which yielded Federal and New York State tax credits. The project was placed in service in the fourth quarter, and accordingly, the fourth quarter results include the required write-off of this investment as operating expense and recognition of the related $3.3 million of tax credits generated from the investment as a reduction of income tax expense.

Income tax expense for the fourth quarter of 2017 was $18.5 million compared to $6.4 million for the fourth quarter of 2016. The increase in income tax expense is mainly due to the $14.9 million one-time write-down of net deferred tax assets resulting from the Tax Cuts and Jobs Act of 2017. Tax expense for the fourth quarter of 2017 was reduced by the $3.3 million historic tax credit described above, which was recognized in the fourth quarter of 2017.

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

The Company’s Board of Directors has set a policy that interest rate risk exposure will remain within a range whereby net interest income will not decline by more than 10% in one year as a result of a 100 basis point parallel change in rates. Based upon the simulation analysis performed as of November 30, 2017, a 200 basis point parallel upward change in interest rates over a one-year time frame would result in a one-year decrease in net interest income of approximately 1.4% from the base case, while a 100 basis point parallel decline in interest rates over a one-year period would result in a one-year decrease in net interest income of approximately 1.1% from the base case. The simulation assumes no balance sheet growth and no management action to address balance sheet mismatches.

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

In addition to the simulation analysis, management uses an interest rate gap measure. Table 9-Interest Rate Risk Analysis below is a Condensed Static Gap Report, which illustrates the anticipated repricing intervals of assets and liabilities as of December 31, 2017. The Company’s one-year interest rate gap was a negative $762.6 million or 11.47% of total assets at December 31, 2017, compared with a negative $520.7 million or 8.35% of total assets at December 31, 2016. A negative gap position exists when the amount of interest-bearing liabilities maturing or repricing exceeds the amount of interest-earning assets maturing or repricing within a particular time period. This analysis suggests that the Company’s net interest income is more vulnerable to an increasing rate environment than it is to a prolonged declining interest rate environment. An interest rate gap measure could be significantly affected by external factors such as a rise or decline in interest rates, loan or securities prepayments, and deposit withdrawals.

Table 9 - Interest Rate Risk Analysis

Condensed Static Gap - December 31, 2017	Repricing Interval

(in thousands)	Total	0-3 months	3-6 months	6-12 months	12 months
Interest-earning assets*	$6,278,384	$1,228,819	$257,097	$530,634	$2,016,550
Interest-bearing liabilities	4,563,492	2,296,027	195,131	288,008	2,779,166
Net gap position		(1,067,208)	61,966	242,626	(762,616)
Net gap position as a percentage of total assets		(16.05)%	0.93%	3.65%	(11.47)%

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

The Audit/Examining Committee of the board of directors, composed solely of outside directors, meets periodically and privately with management, internal auditors, and the independent registered public accounting firm, KPMG LLP, to review matters relating to the quality of financial reporting, internal accounting control, and the nature, extent, and results of audit efforts. The independent registered public accounting firm and internal auditors have unlimited access to the Audit/Examining Committee to discuss all such matters. The consolidated financial statements have been audited by KPMG LLP for the purpose of expressing an opinion on the consolidated financial statements. In addition, KPMG LLP has audited internal control over financial reporting, as of December 31, 2017.

/s/ Stephen S. Romaine	/s/ Francis M. Fetsko	Date:	March 1, 2018

Stephen S. Romaine	Francis M. Fetsko
Chief Executive Officer	Chief Financial Officer
Chief Operating Officer

Report of Independent Registered Public Accounting Firm

To the shareholders and board of directors
Tompkins Financial Corporation:

Opinion on Internal Control Over Financial Reporting
We have audited Tompkins Financial Corporation and subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated statements of condition of the Company as of December 31, 2017 and 2016, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2017, and the related notes (collectively, the “consolidated financial statements”), and our report dated March 1, 2018 expressed an unqualified opinion on those consolidated financial statements.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ KPMG LLP
Rochester, New York
March 1, 2018

Report of Independent Registered Public Accounting Firm

To the shareholders and board of directors
Tompkins Financial Corporation:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated statements of condition of Tompkins Financial Corporation and subsidiaries (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three‑year period ended December 31, 2017, and the related notes (collectively, the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 1, 2018 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ KPMG LLP

We have served as the Company's auditor since 1995.

Rochester, New York
March 1, 2018

TOMPKINS FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CONDITION

(in thousands, except share and per share data)	As of	As of
ASSETS	12/31/2017	12/31/2016
Cash and noninterest bearing balances due from banks	$77,688	$62,074
Interest bearing balances due from banks	6,615	1,880
Cash and Cash Equivalents	84,303	63,954

Trading securities, at fair value	0	0
Available-for-sale securities, at fair value (amortized cost of $1,409,996 at December 31, 2017 and $1,442,724 at December 31, 2016)	1,392,775	1,429,538
Held-to-maturity securities, at amortized cost (fair value of $140,315 at December 31, 2017 and $142,832 at December 31, 2016)	139,216	142,119
Originated loans and leases, net of unearned income and deferred costs and fees	4,358,543	3,863,922
Acquired loans	310,577	394,111
Less: Allowance for loan and lease losses	39,771	35,755
Net Loans and Leases	4,629,349	4,222,278

Federal Home Loan Bank and other stock	50,498	43,133
Bank premises and equipment, net	86,995	70,016
Corporate owned life insurance	80,106	77,905
Goodwill	92,291	92,623
Other intangible assets, net	9,263	11,349
Accrued interest and other assets	83,494	83,841
Total Assets	$6,648,290	$6,236,756
LIABILITIES
Deposits:
Interest bearing:
Checking, savings and money market	2,651,632	2,518,318
Time	748,250	870,788
Noninterest bearing	1,437,925	1,236,033
Total Deposits	4,837,807	4,625,139

Federal funds purchased and securities sold under agreements to repurchase	75,177	69,062
Other borrowings	1,071,742	884,815
Trust preferred debentures	16,691	37,681
Other liabilities	70,671	70,654
Total Liabilities	$6,072,088	$5,687,351
EQUITY
Tompkins Financial Corporation shareholders’ equity:
Common Stock - par value $.10 per share: Authorized 25,000,000 shares; Issued: 15,301,524 at December 31, 2017; and 15,171,816 at December 31, 2016	1,530	1,517
Additional paid-in capital	364,031	357,414
Retained earnings	265,007	230,182
Accumulated other comprehensive loss	(51,296)	(37,109)
Treasury stock, at cost – 120,805 shares at December 31, 2017, and 117,997 shares at December 31, 2016	(4,492)	(4,051)
Total Tompkins Financial Corporation Shareholders’ Equity	574,780	547,953
Noncontrolling interests	1,422	1,452
Total Equity	$576,202	$549,405
Total Liabilities and Equity	$6,648,290	$6,236,756
 See notes to consolidated financial statements.

TOMPKINS FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

	Year ended December 31,
(in thousands, except per share data)	2017	2016	2015
INTEREST AND DIVIDEND INCOME
Loans	$191,410	$169,630	$154,636
Due from banks	37	6	4
Trading securities	0	220	352
Available-for-sale securities	29,721	27,846	29,525
Held-to-maturity securities	3,475	3,603	3,100
Federal Home Loan Bank stock and Federal Reserve Bank stock	2,121	1,434	1,129
Total Interest and Dividend Income	226,764	202,739	188,746
INTEREST EXPENSE
Time certificates of deposits of $250,000 or more	1,880	1,654	1,367
Other deposits	10,253	9,059	9,084
Federal funds purchased and securities sold under agreements to repurchase	235	2,228	2,709
Trust preferred debentures	1,158	2,390	2,308
Other borrowings	11,934	6,772	4,897
Total Interest Expense	25,460	22,103	20,365
Net Interest Income	201,304	180,636	168,381
Less: Provision for loan and lease losses	4,161	4,321	2,945
Net Interest Income After Provision for Loan and Lease Losses	197,143	176,315	165,436
NONINTEREST INCOME
Insurance commissions and fees	28,778	29,492	29,286
Investment services income	15,665	15,203	15,416
Service charges on deposit accounts	8,437	8,793	9,325
Card services income	9,100	8,058	7,837
Mark-to-market loss on trading securities	0	(182)	(295)
Mark-to-market gain on liabilities held at fair value	0	227	385
Other income	7,631	6,291	8,878
Net (loss) gain on securities transactions	(407)	926	1,108
Total Noninterest Income	69,204	68,808	71,940
NONINTEREST EXPENSES
Salaries and wages	81,590	76,950	72,707
Pension and other employee benefits	21,870	20,496	16,025
Net occupancy expense of premises	13,214	12,521	12,312
Furniture and fixture expense	7,028	6,450	6,146
FDIC insurance	2,527	3,024	2,992
Amortization of intangible assets	1,932	2,090	2,013
Other operating expenses	42,944	37,076	37,667
Total Noninterest Expenses	171,105	158,607	149,862
Income Before Income Tax Expense	95,242	86,516	87,514
Income Tax Expense	42,620	27,045	28,962
Net Income Attributable to Noncontrolling Interests and Tompkins Financial Corporation	52,622	59,471	58,552
Less: Net income attributable to noncontrolling interests	128	131	131
Net Income Attributable to Tompkins Financial Corporation	$52,494	$59,340	$58,421
Basic Earnings Per Share	$3.46	$3.94	$3.91
Diluted Earnings Per Share	$3.43	$3.91	$3.87
See notes to consolidated financial statements.

TOMPKINS FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year ended December 31,
(in thousands)	2017	2016	2015
Net income attributable to noncontrolling interests and Tompkins Financial Corporation	$52,622	$59,471	$58,552
Other comprehensive income (loss), net of tax:

Available-for-sale securities:
Change in net unrealized gain/loss during the period	(2,681)	(4,615)	(4,946)
Reclassification adjustment for net realized loss (gain) on sales included in available-for-sale securities	244	(556)	(665)

Employee benefit plans:
Net retirement plan gain (loss)	(3,434)	(1,673)	1,108
Net retirement plan prior service cost	728	(113)	0
Amortization of net retirement plan actuarial gain	905	803	1,331
Amortization of net retirement plan prior service cost (credit)	9	46	(3,818)

Other comprehensive loss	(4,229)	(6,108)	(6,990)

Subtotal comprehensive income attributable to noncontrolling interests and Tompkins Financial Corporation	48,393	53,363	51,562
Less: Total comprehensive income attributable to noncontrolling interests	(128)	(131)	(131)
Total comprehensive income attributable to Tompkins Financial Corporation	$48,265	$53,232	$51,431

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
(in thousands)	2017	2016	2015
OPERATING ACTIVITIES
Net income attributable to Tompkins Financial Corporation	$52,494	$59,340	$58,421
Adjustments to reconcile net income, attributable to Tompkins Financial Corporation, to net cash provided by operating activities:
Provision for loan and lease losses	4,161	4,321	2,945
Depreciation and amortization of premises, equipment, and software	8,269	6,829	6,468
Accretion related to purchase accounting	(2,978)	(3,324)	(5,453)
Amortization of intangible assets	1,932	2,090	2,013
Earnings from corporate owned life insurance, net	(2,196)	(2,106)	(2,064)
Net amortization on securities	10,483	11,623	11,907
Mark-to-market loss on trading securities	0	182	295
Mark-to-market gain loss on liabilities held at fair value	0	(227)	(385)
Deferred income tax expense	14,598	1,859	2,904
Net loss (gain) on sale of securities transactions	407	(926)	(1,108)
Net gain on sale of loans	(50)	(95)	(54)
Proceeds from sale of loans	4,601	4,001	3,282
Loans originated for sale	(4,831)	(3,360)	(3,774)
Gain on pension plan curtailment	0	0	(6,003)
Net (gain) loss on sale of bank premises and equipment	(30)	7	11
Net excess tax benefit from stock based compensation	1,635	1,433	358
Stock-based compensation expense	2,956	2,270	1,903
(Increase) decrease in interest receivable	(2,731)	(957)	85
Increase (decrease) in accrued interest payable	152	(71)	105
Proceeds from maturities, calls and principal paydowns of trading securities	0	5,781	1,315
Proceeds from sales of trading securities	0	1,397	0
Contribution to pension plan	(1,750)	(1,300)	0
Other, net	(1,057)	2,093	9,631
Net Cash Provided by Operating Activities	86,065	90,860	82,802
INVESTING ACTIVITIES
Proceeds from maturities, calls and principal paydowns of available-for-sale securities	166,625	244,456	249,800
Proceeds from sales of available-for-sale securities	64,106	97,296	137,594
Proceeds from maturities, calls and principal paydowns of held-to-maturity securities	8,068	11,776	11,709
Purchases of available-for-sale securities	(208,502)	(404,528)	(391,116)
Purchases of held-to-maturity securities	(5,556)	(8,207)	(69,947)
Net increase in loans and leases	(411,770)	(485,067)	(375,205)
Net increase in Federal Home Loan Bank and Federal Reserve Bank Stock	(7,365)	(13,164)	(8,710)
Proceeds from sale of bank premises and equipment	157	100	87
Purchases of bank premises, equipment and software	(35,290)	(16,274)	(6,343)
Other, net	2,576	119	(789)
Net Cash Used in Investing Activities	(426,951)	(573,493)	(452,920)
FINANCING ACTIVITIES
Net increase in demand, money market, and savings deposits	335,207	214,178	269,100
Net (decrease) increase in time deposits	(121,459)	16,946	(41,440)
Net increase (decrease) in securities sold under agreements to repurchase and Federal funds purchased	6,115	(67,279)	(9,400)
Increase in other borrowings	750,918	761,001	452,759
Redemption of trust preferred debentures	(21,161)	0	0
Repayment of other borrowings	(563,991)	(412,245)	(272,630)
Net shares issued related to restricted stock awards	(1,294)	(835)	(195)
Cash dividends	(27,627)	(26,603)	(25,411)
Repurchase of common stock	0	(1,166)	(3,505)
Shares issued for dividend reinvestment plan	2,872	3,201	0
Shares issued for employee stock ownership plan	2,296	1,938	1,595
Common stock issued	0	0	50
Net proceeds from exercise of stock options	(641)	(806)	1,382
Net Cash Provided by Financing Activities	361,235	488,330	372,305
Net Increase in Cash and Cash Equivalents	20,349	5,697	2,187
Cash and cash equivalents at beginning of year	63,954	58,257	56,070
Total Cash & Cash Equivalents at End of Year	$84,303	$63,954	$58,257

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

Supplemental Cash Flow Information

	Year ended December 31,
(in thousands)	2017	2016	2015

Cash paid during the year for - Interest	$26,387	$23,465	$21,768
Cash paid, net of refunds, during the year for - Income taxes	31,011	24,665	22,672
Non-cash investing and financing activities:
Transfer of loans to other real estate owned	2,886	1,179	1,276

See notes to consolidated financial statements.

TOMPKINS FINANCIAL CORPORATION CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(in thousands except share and per share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Non- controlling Interests	Total
Balances at December 31, 2014	$1,493	$348,889	$165,160	$(24,011)	$(3,400)	$1,452	$489,583
Net income attributable to noncontrolling interests and Tompkins Financial Corporation			58,421			131	58,552
Other comprehensive loss				(6,990)			(6,990)
Total Comprehensive Income							51,562
Cash dividends ($1.70 per share)			(25,411)				(25,411)
Net exercise of stock options and related tax benefit (80,681 shares, net)	8	1,732					1,740
Common stock repurchased and returned to unissued status (67,481 shares)	(6)	(3,499)					(3,505)
Stock-based compensation expense		1,903					1,903
Shares issued for employee stock ownership plan (29,575 shares)	3	1,592					1,595
Directors deferred compensation plan (4,690 shares)		355			(355)		0
Restricted stock activity (40,505 shares)	4	(199)					(195)
Shares issued for purchase acquisition (960 shares)		50					50
Adoption of ASU 2014-01 Investments Accounting for Investments in Qualified Affordable Housing Projects			(725)				(725)
Dividend to noncontrolling interests						(131)	(131)
Balances at December 31, 2015	$1,502	$350,823	$197,445	$(31,001)	$(3,755)	$1,452	$516,466
Net income attributable to noncontrolling interests and Tompkins Financial Corporation			59,340			131	59,471
Other comprehensive loss				(6,108)			(6,108)
Total Comprehensive Income							53,363
Cash dividends ($1.77 per share)			(26,603)				(26,603)
Net exercise of stock options (39,931 shares, net)	4	(810)					(806)
Common stock repurchased and returned to unissued status (22,356 shares)	(2)	(1,164)					(1,166)
Stock-based compensation expense		2,270					2,270
Shares issued for dividend reinvestment plan (45,148 shares)	4	3,197					3,201
Shares issued for employee stock ownership plan (31,435 shares)	3	1,935					1,938
Directors deferred compensation plan (1,871 shares)		296			(296)		0
Restricted stock activity (29,511 shares)	3	(838)					(835)
Shares issued for purchase acquisition (32,553 shares)	3	1,705					1,708
Dividend to noncontrolling interests						(131)	(131)
Balances at December 31, 2016	$1,517	$357,414	$230,182	$(37,109)	$(4,051)	$1,452	$549,405

TOMPKINS FINANCIAL CORPORATION CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (continued)

(in thousands except share and per share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Non- controlling Interests	Total
Balances at December 31, 2016	$1,517	$357,414	$230,182	$(37,109)	$(4,051)	$1,452	$549,405
Reclassification due to the adoption of ASU No. 2018-02			9,958	(9,958)			0
Net income attributable to noncontrolling interests and Tompkins Financial Corporation			52,494			128	52,622
Other comprehensive loss				(4,229)			(4,229)
Total Comprehensive Income							48,393
Cash dividends ($1.82 per share)			(27,627)				(27,627)
Net exercise of stock options (22,277 shares, net)	2	(643)					(641)
Stock-based compensation expense		2,956					2,956
Shares issued for dividend reinvestment plan (34,750 shares)	4	2,868					2,872
Shares issued for employee stock ownership plan (27,412 shares)	3	2,293					2,296
Directors deferred compensation plan (2,808 shares)		441			(441)		0
Restricted stock activity (45,269 shares)	4	(1,298)					(1,294)
Partial repurchase of noncontrolling interest	0	0				(30)	(30)
Dividend to noncontrolling interests						(128)	(128)
Balances at December 31, 2017	$1,530	$364,031	$265,007	$(51,296)	$(4,492)	$1,422	$576,202

See notes to consolidated financial statements.

Note 1 Summary of Significant Accounting Policies

BASIS OF PRESENTATION: Tompkins Financial Corporation (“Tompkins” or “the Company”) is a registered Financial Holding Company with the Federal Reserve Board pursuant to the Bank Holding Company Act of 1956, as amended, organized under the laws of New York State, and is the parent company of Tompkins Trust Company (the “Trust Company”), The Bank of Castile, Mahopac Bank, VIST Bank, and Tompkins Insurance Agencies, Inc. (“Tompkins Insurance”). The Trust Company provides a full array of trust and investment services under the Tompkins Financial Advisors brand. Unless the context otherwise requires, the term “Company” refers to Tompkins Financial Corporation and its subsidiaries.

The consolidated financial information included herein combines the results of operations, the assets, liabilities, and shareholders’ equity (including comprehensive income or loss) of the Company and all entities in which the Company has a controlling financial interest. All significant intercompany balances and transactions are eliminated in consolidation.

The Company determines whether it has a controlling financial interest in an entity by first evaluating whether the entity is a voting interest entity or a variable interest entity under U.S. accounting principles generally accepted. Voting interest entities are entities in which the total equity investment at risk is sufficient to enable the entity to finance itself independently and provides the equity holders with the obligation to absorb losses, the right to receive residual returns and the right to make decisions about the entity’s activities. The Company consolidates voting interest entities in which it has all, or at least a majority of, the voting interest. As defined in applicable accounting standards, variable interest entities (VIEs) are entities that lack one or more of the characteristics of a voting interest entity. A controlling financial interest in a VIE is present when the Company has both the power and ability to direct the activities of the VIE that most significantly impact the VIE’s economic performance and an obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE. The Company’s wholly owned subsidiaries, Sleepy Hollow Capital Trust I, Leesport Capital Trust II, and Madison Statutory Trust I are VIE’s for which the Company is not the primary beneficiary. Accordingly, the accounts of these entities are not included in the Company’s consolidated financial statements.

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

CASH AND CASH EQUIVALENTS: Cash and cash equivalents in the Consolidated Statements of Cash Flows include cash and noninterest bearing balances due from banks, interest-bearing balances due from banks, Federal funds sold, and money market funds. Management regularly evaluates the credit risk associated with the counterparties to these transactions and believes that the Company is not exposed to any significant credit risk on cash and cash equivalents. Each bank subsidiary is required to maintain reserve balances by the Federal Reserve Bank of New York. At December 31, 2017, and December 31, 2016, the reserve requirements for the Company’s banking subsidiaries totaled $6.6 million and $6.6 million, respectively.

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

ALLOWANCE FOR LOAN AND LEASE LOSSES: The Company has developed a methodology to measure the amount of estimated loan loss exposure inherent in the loan portfolio to assure that an appropriate allowance is maintained. The Company’s methodology is based upon guidance provided in SEC Staff Accounting Bulletin No. 102, Selected Loan Loss Allowance Methodology and Documentation Issues and allowance allocations are calculated in accordance with ASC Topic 310, Receivables and ASC Topic 450, Contingencies. The model is comprised of four major components that management has deemed appropriate in evaluating the appropriateness of the allowance for loan and lease losses. While none of these components, when used independently, is effective in arriving at a reserve level that appropriately measures the risk inherent in the portfolio, management believes that using them collectively, provides reasonable measurement of the loss exposure in the portfolio. The components include: impaired loans; criticized and classified credits; historical loss experience; and qualitative or subjective analysis. For impaired loans, an allowance is recognized if the fair value of the loan is less than the recorded investment in the loan (recorded investment in the loan is the principal balance plus any accrued interest, net of deferred loan fees or costs and unamortized premium or discount). A loan’s fair value reflects the present value of expected future cash flows discounted at the loan’s effective interest rate, or if the loan is collateral dependent, the fair value of the collateral, less estimated disposal costs. If the loan is collateral dependent, the principal balance of the loan is charged-off in an amount equal to the impairment measurement. The fair value of collateral dependent loans is derived primarily from collateral appraisals performed by independent third-party appraisers. For loans that are not impaired, but are rated special mention or worse, management evaluates credits based on elevated risk characteristics and assigns reserves based upon analysis of historical loss experience of loans with similar risk characteristics. For loans that are not impaired or reviewed individually, management assigns a reserve based upon historical loss experience over a designated look-back period. Management has evaluated a variety of look-back periods and has determined that an eight year look back period is appropriate to capture a full range of economic cycles. Management has also evaluated a variety of statistical methods in analyzing loss history, including averages, weighted averages and loss emergence periods and has determined that by applying a loss emergence period analysis to historical losses over a full economic cycle has resulted in a reasonable estimate of losses inherent in the loan portfolio. The model also includes an analysis of a variety of subjective factors to support the reserve estimate. These subjective factors may include allowance allocations for risks that may not otherwise be fully recognized in other components of the model. Among the subjective factors that are routinely considered as part of this analysis are: growth trends in the portfolio, changes in management and/or polices related to lending activities, trends in classified or nonaccrual loans, concentrations of credit, local and national economic trends, and industry trends.

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

TAX CREDIT INVESTMENTS: The Company accounts for its investments in qualified affordable housing projects using the proportional amortization method. Under that method, the Company amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the net investment performance in the income statement as a component of income tax expense. As of December 31, 2017 and 2016, the Company's remaining investment in qualified affordable housing projects, net of amortization totaled $1.4 million and $2.1 million, respectively.

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

SEGMENT REPORTING: The Company manages its operations through three reportable business segments in accordance with the standards set forth in FASB ASC Topic 280, “Segment Reporting”. The three segments are: (i) banking (“Banking”), (ii) insurance (“Tompkins Insurance Agencies, Inc.”) and (iii) wealth management (“Tompkins Financial Advisors”). The Company’s insurance services and wealth management services are managed separately from the Bank. Additional information on the segments is presented in Note 21- “Segment and Related Information.”

COMPREHENSIVE INCOME (LOSS): For the Company, comprehensive income (loss) represents net income plus the net change in unrealized gains or losses on securities available-for-sale for the period (net of taxes), and the actuarial gain or loss and amortization of unrealized amounts in the Company’s defined-benefit retirement and pension plan, supplemental employee retirement plan, and post-retirement life and healthcare benefit plan (net of taxes), and is presented in the Consolidated Statements of Comprehensive Income (Loss) and Consolidated Statements of Changes in Shareholders’ Equity. Accumulated other comprehensive income (loss) represents the net unrealized gains or losses on securities available-for-sale (net of tax) and unrecognized net actuarial gain or loss, unrecognized prior service costs, and unrecognized net initial obligation (net of tax) in the Company’s defined-benefit retirement and pension plan, supplemental employee retirement plan, and post-retirement life and healthcare benefit plan.

PENSION AND OTHER EMPLOYEE BENEFITS: The Company maintains noncontributory defined-benefit and defined contribution plans, which cover substantially all employees of the Company. In addition, the Company also maintains supplemental employee retirement plans for certain executives and a post-retirement life and healthcare plan. These plans are discussed in detail in Note 11 “Employee Benefit Plans”. The Company incurs certain employment-related expenses associated with these plans. In order to measure the expense associated with these plans, various assumptions are made including the discount rate used to value certain liabilities, expected return on plan assets, anticipated mortality rates, and expected future healthcare costs. The assumptions are based on historical experience as well as current facts and circumstances. A third-party actuarial firm is used to assist management in measuring the expense and liability associated with the plans. The Company uses a December 31 measurement date for its plans. As of the measurement date, plan assets are determined based on fair value, generally representing observable market prices. The projected benefit obligation is primarily determined based on the present value of projected benefit distributions at an assumed discount rate.

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

FAIR VALUE MEASUREMENTS: The Company accounts for the provisions of FASB ASC Topic 820, Fair Value Measurements and Disclosures (“ASC Topic 820”), for financial assets and financial liabilities. ASC Topic 820 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. See Note 18 “Fair Value Measurements”.

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

ASU 2016-01, “Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.” ASU 2016-01, among other things, (i) requires equity investments, with certain exceptions, to be measured at fair value with changes in fair value recognized in net income, (ii) simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment, (iii) eliminates the requirement for public business entities to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet, (iv) requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, (v) requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments, (vi) requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or the accompanying notes to the financial statements and (viii) clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale. ASU 2016-01 became effective for us on January 1, 2018 and is not expected to have a significant impact on our consolidated financial statements.

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

ASU No. 2016-08, “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net).” ASU 2016-08 was issued to clarify certain principal versus agent considerations within the implementation guidance of ASC Topic 606, “Revenue from Contracts with Customers.” The effective date and transition of ASU 2016-08 is the same as the effective date and transition of ASU 2014-09, "Revenue from Contracts with Customers (Topic 606)," as discussed above. Tompkins is currently evaluating the potential impact of ASU 2016-08 on our consolidated financial statements.

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

ASU 2016-15, “Statement of Cash Flows (Topic 230) - Classification of Certain Cash Receipts and Cash Payments.” ASU 2016-15 provides guidance related to certain cash flow issues in order to reduce the current and potential future diversity in practice. ASU 2016-15 became effective for us on January 1, 2018 and is not expected to have a significant impact on our consolidated financial statements.

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

ASU 2017-05, “Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20) - Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets.” ASU 2017-05 clarifies the scope of Subtopic 610-20 and adds guidance for partial sales of nonfinancial assets, including partial sales of real estate. Historically,

U.S. GAAP contained several different accounting models to evaluate whether the transfer of certain assets qualified for sale treatment. ASU 2017-05 reduces the number of potential accounting models that might apply and clarifies which model does apply in various circumstances. ASU 2017-05 became effective for us on January 1, 2018 and is not expected to have a significant impact on our consolidated financial statements.

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

ASU 2017-09, “Compensation-Stock Compensation (Topic 718)- Scope of Modification Accounting.” ASU 2017-09 clarifies when changes to the terms or conditions of a share-based payment award must be accounted for as modifications. Under ASU 2017-09, an entity will not apply modification accounting to a share-based payment award if all of the following are the same immediately before and after the change: (i) the award's fair value, (ii) the award's vesting conditions and (iii) the award's classification as an equity or liability instrument. ASU 2017-09 became effective for us on January 1, 2018 and is not expected to have a significant impact on our consolidated financial statements.

ASU 2017-12, “Derivatives and Hedging (Topic 815) - Targeted Improvements to Accounting for Hedging Activities.” ASU 2017-12 amends the hedge accounting recognition and presentation requirements in ASC 815 to improve the transparency and understandability of information conveyed to financial statement users about an entity’s risk management activities to better align the entity’s financial reporting for hedging relationships with those risk management activities and to reduce the complexity of and simplify the application of hedge accounting. ASU 2017-12 will be effective for us on January 1, 2019. Tompkins is currently evaluating the potential impact of ASU 2017-12 on our consolidated financial statements.

ASU 2018-02, "Income Statement-Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income" was issued to address a narrow-scope financial reporting issue that arose as a consequence of the change in the tax law. On December 22, 2017, the U.S. federal government enacted a tax bill, H.R.1, An Act to Provide for Reconciliation Pursuant to Titles II and V of the Concurrent Resolution on the Budget for Fiscal Year 2018 (Tax Cuts and Jobs Act of 2017). ASU 2018-02 allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the newly enacted federal corporate income tax rate. The amount of the reclassification would be the difference between the historical corporate income tax rate of 35 percent and the newly enacted 21 percent corporate income tax rate. ASU 2018-02 is effective for all entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years with early adoption permitted, including adoption in any interim period, for (i) public business entities for reporting periods for which financial statements have not yet been issued and (ii) all other entities for reporting periods for which financial statements have not yet been made available for issuance. The changes are applied retrospectively to each period (or periods) in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act of 2017 is recognized. The Company early adopted ASU 2018-02, which resulted in the reclassification from accumulated other comprehensive income (loss) to retained earnings totaling $10.0 million, reflected in the Consolidated Statements of Changes in Shareholders' Equity.

Note 2 Securities

Available-for-Sale Securities
The following tables summarize available-for-sale securities held by the Company at December 31, 2017 and 2016:

	Available-for-Sale Securities
December 31, 2017	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(in thousands)
Obligations of U.S. Government sponsored entities	$507,248	$278	$3,333	$504,193
Obligations of U.S. states and political subdivisions	91,659	281	421	91,519
Mortgage-backed securities – residential, issued by
U.S. Government agencies	139,747	659	2,671	137,735
U.S. Government sponsored entities	667,767	1,045	12,634	656,178
Non-U.S. Government agencies or sponsored entities	75	0	0	75
U.S. corporate debt securities	2,500	0	338	2,162
Total debt securities	1,408,996	2,263	19,397	1,391,862
Equity securities	1,000	0	87	913
Total available-for-sale securities	$1,409,996	$2,263	$19,484	$1,392,775

	Available-for-Sale Securities
December 31, 2016	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(in thousands)
Obligations of U.S. Government sponsored entities	$527,057	$2,873	$2,303	$527,627
Obligations of U.S. states and political subdivisions	89,910	286	1,140	89,056
Mortgage-backed securities – residential, issued by
U.S. Government agencies	159,417	1,081	2,272	158,226
U.S. Government sponsored entities	662,724	1,993	13,287	651,430
Non-U.S. Government agencies or sponsored entities	116	0	0	116
U.S. corporate debt securities	2,500	0	338	2,162
Total debt securities	1,441,724	6,233	19,340	1,428,617
Equity securities	1,000	0	79	921
Total available-for-sale securities	$1,442,724	$6,233	$19,419	$1,429,538

Held-to-Maturity Securities
The following tables summarize held-to-maturity securities held by the Company at December 31, 2017 and 2016:

	Held-to-Maturity Securities
December 31, 2017	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(in thousands)
Obligations of U.S. Government sponsored entities	$131,707	$1,103	$90	$132,720
Obligations of U.S. states and political subdivisions	7,509	93	7	7,595
Total held-to-maturity debt securities	$139,216	$1,196	$97	$140,315

Held-to-Maturity Securities

	Held-to-Maturity Securities
December 31, 2016	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(in thousands)
Obligations of U.S. Government sponsored entities	$132,098	$804	$283	$132,619
Obligations of U.S. states and political subdivisions	10,021	195	3	10,213
Total held-to-maturity debt securities	$142,119	$999	$286	$142,832

The following table sets forth information with regard to sales transactions of securities available-for-sale:

	Year ended December 31,
(in thousands)	2017	2016	2015
Proceeds from sales	$64,106	$97,296	$137,594
Gross realized gains	19	894	1,359
Gross realized losses	(426)	0	(282)
Net (loss) gain on sales of available-for-sale securities	$(407)	$894	$1,077

There were no sales of held-to-maturity securities in 2017, 2016, and 2015.

The following table summarizes available-for-sale securities that had unrealized losses at December 31, 2017:

December 31, 2017
Available-for-Sale Securities	Less than 12 Months		12 Months or Longer		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of U.S. Government sponsored entities	$319,545	$2,301	$39,791	$1,032	$359,336	$3,333
Obligations of U.S. states and political subdivisions	39,571	219	11,729	202	51,300	421
Mortgage-backed securities – residential, issued by
U.S. Government agencies	33,056	452	86,562	2,219	119,618	2,671
U.S. Government sponsored entities	208,524	1,941	410,767	10,693	619,291	12,634
U.S. corporate debt securities	0	0	2,163	338	2,163	338
Equity securities	0	0	913	87	913	87
Total available-for-sale securities	$600,696	$4,913	$551,925	$14,571	$1,152,621	$19,484

The following table summarizes held-to-maturity securities that had unrealized losses at December 31, 2017:

Held-to-Maturity Securities	Less than 12 Months		12 Months or Longer		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of U.S. Government sponsored entities	$20,505	$90	$0	$0	$20,505	$90
Obligations of U.S. sponsored entities	5,094	7	0	0	5,094	7
Total held-to-maturity securities	$25,599	$97	$0	$0	$25,599	$97

The following table summarizes available-for-sale securities that had unrealized losses at December 31, 2016:

December 31, 2016
Available-for-Sale Securities	Less than 12 Months		12 Months or Longer		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of U.S. Government sponsored entities	$208,940	$2,303	$0	$0	$208,940	$2,303
Obligations of U.S. states and political subdivisions	58,852	1,139	751	1	59,603	1,140
Mortgage-backed securities – residential, issued by
U.S. Government agencies	98,307	1,570	22,376	702	120,683	2,272
U.S. Government sponsored entities	463,009	8,933	123,915	4,354	586,924	13,287
U.S. corporate debt securities	0	0	2,162	338	2,162	338
Equity securities	0	0	921	79	921	79
Total available-for-sale securities	$829,108	$13,945	$150,125	$5,474	$979,233	$19,419

The following table summarizes held-to-maturity securities that had unrealized losses at December 31, 2016:

Held-to-Maturity Securities	Less than 12 Months		12 Months or Longer		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of U.S. Government sponsored entities	$40,802	$283	$0	$0	$40,802	$283
Obligations of U.S. sponsored entities	2,567	3	0	0	2,567	3
Total held-to-maturity securities	$43,369	$286	$0	$0	$43,369	$286

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

The Company does not intend to sell the investment securities that are in an unrealized loss position until recovery of unrealized losses (which may be until maturity), and it is not more-likely-than not that the Company will be required to sell the investment securities before recovery of their amortized cost basis, which may be at maturity. Accordingly, as of December 31, 2017, and December 31, 2016, management believes the unrealized losses detailed in the tables above are not other-than-temporary.

The Company did not recognize any net credit impairment charge to earnings on investment securities in 2017 or 2016.

The amortized cost and estimated fair value of debt securities by contractual maturity are shown in the following table. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Mortgage-backed securities are shown separately since they are not due at a single maturity date.

December 31, 2017
(in thousands)	Amortized Cost	Fair Value
Available-for-sale securities:
Due in one year or less	$51,909	$51,932
Due after one year through five years	368,846	367,377
Due after five years through ten years	162,061	160,374
Due after ten years	18,591	18,191
Total	601,407	597,874
Mortgage-backed securities	807,589	793,988
Total available-for-sale debt securities	$1,408,996	$1,391,862

December 31, 2016
(in thousands)	Amortized Cost	Fair Value
Available-for-sale securities:
Due in one year or less	$17,878	$18,034
Due after one year through five years	376,777	378,631
Due after five years through ten years	210,985	208,999
Due after ten years	13,827	13,181
Total	619,467	618,845
Mortgage-backed securities	822,257	809,772
Total available-for-sale debt securities	$1,441,724	$1,428,617

December 31, 2017
(in thousands)	Amortized Cost	Fair Value
Held-to-maturity securities:
Due in one year or less	$5,980	$5,979
Due after one year through five years	51,936	52,227
Due after five years through ten years	81,300	82,109
Due after ten years	0	0
Total held-to-maturity debt securities	$139,216	$140,315

December 31, 2016
(in thousands)	Amortized Cost	Fair Value
Held-to-maturity securities:
Due in one year or less	$7,452	$7,469
Due after one year through five years	27,480	27,866
Due after five years through ten years	107,187	107,497
Due after ten years	0	0
Total held-to-maturity debt securities	$142,119	$142,832

Trading Securities
The Company had no securities designated as trading during 2017 or at year-end 2017. In 2016, the Company sold the remaining $1.5 million of trading securities, after principal repayments and maturities received. The pre-tax mark-to-market losses on trading securities were $0, $182,000 and $295,000 for 2017, 2016 and 2015, respectively.

Pledged Securities
The Company pledges securities as collateral for public deposits and other borrowings, and sells securities under agreements to repurchase. See “Note 8 - Securities Sold Under Agreements to Repurchase and Federal Funds Purchased” for further discussion. Securities carried of $1.3 billion and $1.2 billion, at December 31, 2017 and 2016, respectively, were either pledged or sold under agreements to repurchase.

Concentrations of Securities
Except for U.S. government securities, there were no holdings, when taken in the aggregate, of any single issuer that exceeded 10% of shareholders’ equity at December 31, 2017.

Investment in Small Business Investment Companies
The Company has equity investments in small business investment companies (“SBIC”) established for the purpose of providing financing to small businesses in market areas served by the Company. As of both December 31, 2017 and December 31, 2016, these investments totaled $1.7 million, and were included in other assets on the Company’s Consolidated Statements of Condition. These investments are accounted for either under the cost method or the equity method of accounting. As of December 31, 2017, the Company reviewed these investments and determined that there was no impairment.

Federal Home Loan Bank Stock
The Company also holds non-marketable Federal Home Loan Bank New York (“FHLBNY”) stock, non-marketable Federal Home Loan Bank Pittsburgh (“FHLBPITT”) stock and non-marketable Atlantic Community Bankers Bank (“ACBB”) stock, all of which are required to be held for regulatory purposes and for borrowing availability. The required investment in FHLB stock is tied to the Company’s borrowing levels with the FHLB. Holdings of FHLBNY stock, FHLBPITT stock and ACBB stock totaled $34.2 million, $16.2 million and $95,000 at December 31, 2017, respectively. These securities are carried at par, which is also cost. The FHLBNY and FHLBPITT continue to pay dividends and repurchase stock. As such, the Company has not recognized any impairment on its holdings of FHLBNY and FHLBPITT stock.

Note 3 Loans and Leases

Loans and Leases at December 31, 2017 and December 31, 2016 were as follows:

	December 31, 2017			December 31, 2016
(in thousands)	Originated	Acquired	Total Loans and Leases	Originated	Acquired	Total Loans and Leases
Commercial and industrial
Agriculture	$108,608	$0	$108,608	$118,247	$0	$118,247
Commercial and industrial other	932,067	50,976	983,043	847,055	79,317	926,372
Subtotal commercial and industrial	1,040,675	50,976	1,091,651	965,302	79,317	1,044,619
Commercial real estate
Construction	202,486	1,480	203,966	135,834	8,936	144,770
Agriculture	129,712	247	129,959	102,509	267	102,776
Commercial real estate other	1,660,782	206,020	1,866,802	1,431,690	241,605	1,673,295
Subtotal commercial real estate	1,992,980	207,747	2,200,727	1,670,033	250,808	1,920,841
Residential real estate
Home equity	212,812	28,444	241,256	209,277	37,737	247,014
Mortgages	1,039,040	22,645	1,061,685	947,378	25,423	972,801
Subtotal residential real estate	1,251,852	51,089	1,302,941	1,156,655	63,160	1,219,815
Consumer and other
Indirect	12,144	0	12,144	14,835	0	14,835
Consumer and other	50,214	765	50,979	44,393	826	45,219
Subtotal consumer and other	62,358	765	63,123	59,228	826	60,054
Leases	14,467		14,467	16,650		16,650
Total loans and leases	4,362,332	310,577	4,672,909	3,867,868	394,111	4,261,979
Less: unearned income and deferred costs and fees	(3,789)	0	(3,789)	(3,946)	0	(3,946)
Total loans and leases, net of unearned income and deferred costs and fees	$4,358,543	$310,577	$4,669,120	$3,863,922	$394,111	$4,258,033

The outstanding principal balance and the related carrying amount of the Company’s loans acquired in the VIST Acquisition were as follows at December 31:

(in thousands)	2017	2016
Acquired Credit Impaired Loans
Outstanding principal balance	$14,337	$26,237
Carrying amount	11,962	22,517

Acquired Non-Credit Impaired Loans
Outstanding principal balance	301,128	375,471
Carrying amount	298,615	371,594

Total Acquired Loans
Outstanding principal balance	315,465	401,708
Carrying amount	310,577	394,111

The Company has adopted comprehensive lending policies, underwriting standards and loan review procedures. There were no significant changes to the Company’s existing policies, underwriting standards and loan review during 2017. The Company’s Board of Directors approves the lending policies at least annually. The Company recognizes that exceptions to policy guidelines may occasionally occur and has established procedures for approving exceptions to these policy guidelines. Management has also implemented reporting systems to monitor loan originations, loan quality, concentrations of credit, loan delinquencies and nonperforming loans and potential problem loans.

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

The Company originates fixed rate and adjustable rate residential mortgage loans, including loans that have characteristics of both, such as a 7/1 adjustable rate mortgage, which has a fixed rate for the first seven years and then adjusts annually thereafter. The majority of residential mortgage loans originated over the last several years have been fixed rate loans due to the low interest rate environment. Adjustable rate residential real estate loans may be underwritten based upon an initial rate which is below the fully indexed rate; however, the initial rate is generally less than 100 basis points below the fully indexed rate. As such, the Company does not believe that this practice creates any significant credit risk.

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

During 2017, 2016, and 2015, the Company sold residential mortgage loans totaling $4.6 million, $3.9 million, and $3.2 million, respectively, and realized net gains on these sales of $50,000, $95,000, and $54,000, respectively. These residential real estate loans are generally sold without recourse in accordance with standard secondary market loan sale agreements. When residential mortgage loans are sold to FHLMC or SONYMA, the Company typically retains all servicing rights, which provides the Company with a source of fee income. In connection with the sales in 2017, 2016, and 2015, the Company recorded mortgage-servicing assets of $38,000, $21,000, and $18,000, respectively.

Amortization of mortgage servicing assets amounted to $122,000 in 2017, $157,000 in 2016, and $146,000 in 2015. At December 31, 2017 and 2016, the Company serviced residential mortgage loans aggregating $104.1 million and $115.3 million, including loans securitized and held as available-for-sale securities. Mortgage servicing rights, at amortized basis, totaled $667,000 at December 31, 2017 and $758,000 at December 31, 2016. These mortgage servicing rights were evaluated for impairment at year-end 2017 and 2016 and no impairment was recognized. Loans held for sale, which are included in residential real estate totaled $280,000 and $0 at December 31, 2017 and 2016, respectively.

As members of the FHLB, the Company’s subsidiary banks may use unencumbered mortgage related assets to secure borrowings from the FHLB. At December 31, 2017 and 2016, the Company had $475.0 million and $365.0 million, respectively, of term advances from the FHLB that were secured by residential mortgage loans.

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

Agriculture loans
Agriculturally-related loans include loans to dairy farms and vegetable crop farms. Agriculturally-related loans are primarily made based on identified cash flows of the borrower with consideration given to underlying collateral, personal guarantees, and government related guarantees. Agriculturally-related loans are generally secured by the assets or property being financed or other business assets such as accounts receivable, livestock, equipment, or commodities/crops. The Company’s Commercial Loan Policy establishes a maximum LTV of 75% for real estate secured loans and debt service coverage ratio limits that require a borrower’s cash flow to be sufficient to cover principal and interest payments on all new and existing debt. The policy also establishes maximum LTV ratios for non-real estate collateral, such as livestock, commodities/crops, equipment and accounts receivable. Agriculturally-related loans may be fixed or variable rate with interest tied to Prime Rate, FHLBNY borrowing rates, or U.S. Treasury indices.

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

Loan and Lease Customers
The Company’s loan and lease customers are located primarily in the upstate New York communities served by its three subsidiary banks and in the Pennsylvania communities served by VIST Bank. The Trust Company operates fourteen banking offices in the counties of Tompkins, Cayuga, Cortland, Onondaga and Schuyler, New York. The Bank of Castile operates seventeen banking offices in the Genesee Valley region of New York State as well as Monroe County. Mahopac Bank is located in Putnam County, New York, and operates five offices in that county, three offices in neighboring Dutchess County, New York, and six offices in Westchester County, New York. VIST Bank operates 20 offices in Southeastern Pennsylvania. Other than general economic risks, management is not aware of any material concentrations of credit risk to any industry or individual borrower.

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

The below table is an aging analysis of past due loans, segregated by originated and acquired loan and lease portfolios, and by class of loans, as of December 31, 2017 and 2016.

December 31, 2017
(in thousands)	30-89 days	90 days or more	Current Loans	Total Loans	90 days and accruing[1]	Nonaccrual
Originated Loans and Leases
Commercial and industrial
Agriculture	$0	$0	$108,608	$108,608	$0	$0
Commercial and industrial other	431	849	930,787	932,067	0	2,852
Subtotal commercial and industrial	431	849	1,039,395	1,040,675	0	2,852
Commercial real estate
Construction	0	0	202,486	202,486	0	0
Agriculture	0	0	129,712	129,712	0	0
Commercial real estate other	1,583	2,125	1,657,074	1,660,782	0	5,402
Subtotal commercial real estate	1,583	2,125	1,989,272	1,992,980	0	5,402
Residential real estate
Home equity	1,045	448	211,319	212,812	0	1,537
Mortgages	3,153	2,692	1,033,195	1,039,040	0	6,108
Subtotal residential real estate	4,198	3,140	1,244,514	1,251,852	0	7,645
Consumer and other
Indirect	449	205	11,490	12,144	6	278
Consumer and other	130	42	50,042	50,214	38	76
Subtotal consumer and other	579	247	61,532	62,358	44	354
Leases	0	0	14,467	14,467	0	0
Total loans and leases	6,791	6,361	4,349,180	4,362,332	44	16,253
Less: unearned income and deferred costs and fees	0	0	(3,789)	(3,789)	0	0
Total originated loans and leases, net of unearned income and deferred costs and fees	$6,791	$6,361	$4,345,391	$4,358,543	$44	$16,253
Acquired Loans and Leases
Commercial and industrial
Commercial and industrial other	$12	$61	$50,903	$50,976	$61	$0
Subtotal commercial and industrial	12	61	50,903	50,976	61	0
Commercial real estate
Construction	0	0	1,480	1,480	0	0
Agriculture	0	0	247	247	0	0
Commercial real estate other	167	727	205,126	206,020	515	546
Subtotal commercial real estate	167	727	206,853	207,747	515	546
Residential real estate
Home equity	601	564	27,279	28,444	130	1,604
Mortgages	472	942	21,231	22,645	440	1,114
Subtotal residential real estate	1,073	1,506	48,510	51,089	570	2,718
Consumer and other
Consumer and other	4	0	761	765	0	0
Subtotal consumer and other	4	0	761	765	0	0
Total acquired loans and leases, net of unearned income and deferred costs and fees	$1,256	$2,294	$307,027	$310,577	$1,146	$3,264

1 Includes acquired loans that were recorded at fair value at the acquisition date.

December 31, 2016
(in thousands)	30-89 days	90 days or more	Current Loans	Total Loans	90 days and accruing[1]	Nonaccrual
Originated loans and leases
Commercial and industrial
Agriculture	$0	$0	$118,247	$118,247	$0	$0
Commercial and industrial other	1,312	281	845,462	847,055	0	526
Subtotal commercial and industrial	1,312	281	963,709	965,302	0	526
Commercial real estate
Construction	0	0	135,834	135,834	0	0
Agriculture	17	0	102,492	102,509	0	162
Commercial real estate other	2,546	3,071	1,426,073	1,431,690	0	5,988
Subtotal commercial real estate	2,563	3,071	1,664,399	1,670,033	0	6,150
Residential real estate
Home equity	433	1,954	206,890	209,277	0	2,016
Mortgages	1,749	3,244	942,385	947,378	0	5,442
Subtotal residential real estate	2,182	5,198	1,149,275	1,156,655	0	7,458
Consumer and other
Indirect	444	376	14,015	14,835	0	166
Consumer and other	193	8	44,192	44,393	0	0
Subtotal consumer and other	637	384	58,207	59,228	0	166
Leases	0	0	16,650	16,650	0	0
Total loans and leases	6,694	8,934	3,852,240	3,867,868	0	14,300
Less: unearned income and deferred costs and fees	0	0	(3,946)	(3,946)	0	0
Total originated loans and leases, net of unearned income and deferred costs and fees	$6,694	$8,934	$3,848,294	$3,863,922	$0	$14,300
Acquired loans and leases
Commercial and industrial
Commercial and industrial other	$12	$87	$79,218	$79,317	$40	$212
Subtotal commercial and industrial	12	87	79,218	79,317	40	212
Commercial real estate
Construction	0	0	8,936	8,936	0	0
Agriculture	0	0	267	267	0	0
Commercial real estate other	1,461	3,952	236,192	241,605	1,402	2,926
Subtotal commercial real estate	1,461	3,952	245,395	250,808	1,402	2,926
Residential real estate
Home equity	251	637	36,849	37,737	185	663
Mortgages	829	1,651	22,943	25,423	930	940
Subtotal residential real estate	1,080	2,288	59,792	63,160	1,115	1,603
Consumer and other
Consumer and other	0	0	826	826	0	0
Subtotal consumer and other	0	0	826	826	0	0
Covered loans	0	0	0	0	0	0
Total acquired loans and leases, net of unearned income and deferred costs and fees	$2,553	$6,327	$385,231	$394,111	$2,557	$4,741
 1 Includes acquired loans that were recorded at fair value at the acquisition date.

The difference between the interest income that would have been recorded if nonaccrual loans and leases had paid in accordance with their original terms and the interest income that was recorded for the year ended December 31, 2017, 2016 and 2015 was $1.0 million, $1.0 million and $1.2 million, respectively. The Company had no material commitments to make additional advances to borrowers with nonperforming loans.

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

Since the methodology is based upon historical experience and trends as well as management’s judgment, factors may arise that result in different estimations. Significant factors that could give rise to changes in these estimates may include, but are not limited to, changes in economic conditions in the local area, concentration of risk, changes in interest rates, and declines in local property values. While management’s evaluation of the allowance as of December 31, 2017, considers the allowance to be appropriate, under different conditions or assumptions, the Company may need to adjust the allowance.

Acquired Loans and Leases
As part of our determination of the fair value of our acquired loans at the time of acquisition, the Company established a credit mark to provide for future losses in our acquired loan portfolio. To the extent that credit quality deteriorates subsequent to acquisition, such deterioration would result in the establishment of an allowance for the acquired loan portfolio.

Changes in the allowance for loan and lease losses for the twelve months ended December 31, are summarized as follows:

(in thousands)	2017	2016	2015
Total allowance at beginning of year	$35,755	$32,004	$28,997
Provisions charged to operations	4,161	4,321	2,945
Recoveries on loans and leases	2,429	2,139	2,843
Charge-offs on loans and leases	(2,574)	(2,709)	(2,781)
Total allowance at end of year	$39,771	$35,755	$32,004

The following tables detail activity in the allowance for originated and acquired loan and lease losses by portfolio segment for the twelve months ended December 31, 2017 and 2016.

December 31, 2017
(in thousands)	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer and Other	Finance Leases	Total
Allowance for originated loans and leases:
Beginning balance	$9,389	$19,836	$5,149	$1,224	$0	$35,598
Charge-offs	(291)	(21)	(584)	(960)	0	(1,856)
Recoveries	119	980	212	405	0	1,716
Provision	2,595	(383)	1,384	632	0	4,228
Ending Balance	$11,812	$20,412	$6,161	$1,301	$0	$39,686

December 31, 2017
(in thousands)	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer and Other	Finance Leases	Total
Allowance for acquired loans:
Beginning balance	$0	$97	$54	$6	$0	$157
Charge-offs	(74)	(159)	(483)	(2)	0	(718)
Recoveries	24	637	44	8	0	713
Provision	75	(575)	439	(6)	0	(67)
Ending Balance	$25	$0	$54	$6	$0	$85

December 31, 2016
(in thousands)	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer and Other	Finance Leases	Total
Allowance for originated loans and leases:
Beginning balance	$10,495	$15,479	$4,070	$1,268	$0	$31,312
Charge-offs	(878)	(12)	(263)	(521)	0	(1,674)
Recoveries	576	859	63	325	0	1,823
Provision	(804)	3,510	1,279	152	0	4,137
Ending Balance	$9,389	$19,836	$5,149	$1,224	$0	$35,598

December 31, 2016
(in thousands)	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer and Other	Finance Leases	Total
Allowance for acquired loans:
Beginning balance	$433	$61	$198	$0	$0	$692
Charge-offs	(698)	(181)	(35)	(121)	0	(1,035)
Recoveries	20	268	0	28	0	316
Provision	245	(51)	(109)	99	0	184
Ending Balance	$0	$97	$54	$6	$0	$157

At December 31, 2017 and 2016, the allocation of the allowance for loan and lease losses summarized on the basis of the Company’s impairment methodology was as follows:

December 31, 2017
(in thousands)	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer and Other	Finance Leases	Total
Allowance for originated loans and leases:
Individually evaluated for impairment	$441	$0	$0	$0	$0	$441
Collectively evaluated for impairment	11,371	20,412	6,161	1,301	0	39,245
Ending balance	$11,812	$20,412	$6,161	$1,301	$0	$39,686
Allowance for acquired loans:
Individually evaluated for impairment	$25	$0	$0	$0	$0	$25
Collectively evaluated for impairment	0	0	54	6	0	60
Ending balance	$25	$0	$54	$6	$0	$85

December 31, 2016
(in thousands)	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer and Other	Finance Leases	Total
Allowance for originated loans and leases:
Individually evaluated for impairment	$95	$322	$0	$0	$0	$417
Collectively evaluated for impairment	9,294	19,514	5,149	1,224	0	35,181
Ending balance	$9,389	$19,836	$5,149	$1,224	$0	$35,598
Allowance for acquired loans:
Individually evaluated for impairment	$0	$76	$0	$0	$0	$76
Collectively evaluated for impairment	0	21	54	6	0	81
Ending balance	$0	$97	$54	$6	$0	$157

The recorded investment in loans and leases summarized on the basis of the Company’s impairment methodology as of December 31, 2017 and December 31, 2016 was as follows:

December 31, 2017
(in thousands)	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer and Other	Finance Leases	Total
Originated loans and leases:
Individually evaluated for impairment	$1,759	$6,626	$3,965	$0	$0	$12,350
Collectively evaluated for impairment	1,038,916	1,986,354	1,247,887	62,358	14,467	4,349,982
Total	$1,040,675	$1,992,980	$1,251,852	$62,358	$14,467	$4,362,332

December 31, 2017
(in thousands)	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer and Other	Covered Loans	Total
Acquired loans:
Individually evaluated for impairment	$276	$1,372	$1,823	$0	$0	$3,471
Loans acquired with deteriorated credit quality	506	7,481	3,975	0	0	11,962
Collectively evaluated for impairment	50,194	198,894	45,291	765	0	295,144
Total	$50,976	$207,747	$51,089	$765	$0	$310,577

December 31, 2016
(in thousands)	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer and Other	Finance Leases	Total
Originated loans and leases:
Individually evaluated for impairment	$635	$8,812	$3,507	$0	$0	$12,954
Collectively evaluated for impairment	964,667	1,661,221	1,153,148	59,228	16,650	3,854,914
Total	$965,302	$1,670,033	$1,156,655	$59,228	$16,650	$3,867,868

December 31, 2016
(in thousands)	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer and Other	Covered Loans	Total
Acquired loans:
Individually evaluated for impairment	$172	$4,081	$1,372	$0	$0	$5,625
Loans acquired with deteriorated credit quality	448	14,368	7,701	0	0	22,517
Collectively evaluated for impairment	78,697	232,359	54,087	826	0	365,969
Total	$79,317	$250,808	$63,160	$826	$0	$394,111

A loan is impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impaired loans consist of our non-homogenous nonaccrual loans, and all loans restructured in a troubled debt restructuring (TDR). Specific reserves on individually identified impaired loans that are not collateral dependent are measured based on the present value of expected future cash flows discounted at the original effective interest rate of each loan. For loans that are collateral dependent, impairment is measured based on the fair value of the collateral less estimated selling costs, and such impaired amounts are generally charged off. The majority of impaired loans are collateral dependent impaired loans that have limited exposure or require limited specific reserves because of the amount of collateral support with respect to these loans, and previous charge-offs. Interest payments on impaired loans are typically applied to principal unless collectability of the principal amount is reasonably assured. In these cases, interest is recognized on a cash basis. There was no interest income recognized on impaired loans and leases for 2017, 2016 and 2015.

The recorded investment on impaired loans as of December 31, 2017, and 2016 was as follows:

	12/31/2017			12/31/2016
(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
Originated loans and leases with no related allowance
Commercial and industrial
Commercial and industrial other	$1,246	$1,250	$0	$276	$370	$0
Commercial real estate
Commercial real estate other	6,626	6,533	0	6,979	7,263	0
Residential real estate
Home equity	3,965	4,049	0	3,507	3,535	0
Subtotal	$11,837	$11,832	$0	$10,762	$11,168	$0
Originated loans and leases with related allowance
Commercial and industrial
Commercial and industrial other	513	532	441	359	276	95
Commercial real estate
Commercial real estate other	0	0	0	1,833	2,042	322
Subtotal	$513	$532	$441	$2,192	$2,318	$417
Total	$12,350	$12,364	$441	$12,954	$13,486	$417

	12/31/2017			12/31/2016
(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
Acquired loans with no related allowance

Commercial and industrial
Commercial and industrial other	$226	$226	$0	$172	$472	$0
Commercial real estate
Commercial real estate other	1,372	1,474	0	4,003	4,386	0
Residential real estate
Home equity	1,823	1,854	0	1,372	1,372	0
Subtotal	$3,421	$3,554	$0	$5,547	$6,230	$0
Acquired loans with related allowance

Commercial and industrial
Commercial and industrial other	50	50	25	0	0	0
Commercial real estate
Commercial real estate other	0	0	0	78	78	76
Subtotal	$50	$50	$25	$78	$78	$76
Total	$3,471	$3,604	$25	$5,625	$6,308	$76

The average recorded investment and interest income recognized on impaired originated loans for the twelve months ended December 31, 2017, 2016  and 2015 was as follows:

Twelve Months Ended December 31,
	2017		2016		2015
(in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Originated loans and leases with no related allowance
Commercial and industrial
Commercial and industrial other	$718	$0	$249	$0	$1,293	$0
Commercial real estate
Commercial real estate other	7,287	0	6,089	0	7,490	0
Residential real estate
Home equity	3,551	0	3,003	0	1,337	0
Subtotal	$11,556	$0	$9,341	$0	$10,120	$0
Originated loans and leases with related allowance
Commercial and industrial
Commercial and industrial other	276	0	114	0	0	0
Commercial real estate
Commercial real estate other	0	0	1,715	0	245	0
Subtotal	$276	$0	$1,829	$0	$245	$0
Total	$11,832	$0	$11,170	$0	$10,365	$0

The average recorded investment and interest income recognized on impaired acquired loans for the twelve months ended December 31, 2017, 2016  and 2015 was as follows:

Twelve Months Ended December 31,
	2017		2016		2015
(in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Acquired loans with no related allowance
Commercial and industrial
Commercial and industrial other	$111	$0	$183	$0	$748	$0
Commercial real estate
Construction	0	0	152	0	367	0
Commercial real estate other	2,141	0	4,141	0	3,936	0
Residential real estate
Home equity	1,861	0	1,316	0	1,147	0
Subtotal	$4,113	$0	$5,792	$0	$6,198	$0
Acquired loans with related allowance
Commercial and industrial
Commercial and industrial other	10	0	0	0	523	0
Commercial real estate
Commercial real estate other	0	0	58	0	52	0
Subtotal	$10	$0	$58	$0	$575	$0
Total	$4,123	$0	$5,850	$0	$6,773	$0

The average recorded investment in impaired loans was $15.8 million at December 31, 2017, $17.0 million at December 31, 2016, and $17.1 million at December 31, 2015.

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

The following tables present loans by class modified in 2017 and 2016 as troubled debt restructurings.

Troubled Debt Restructuring

December 31, 2017	Twelve months ended
				Defaulted TDRs[2]
(in thousands)	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Loans	Post- Modification Outstanding Recorded Investment
Residential real estate
Home equity[1]	6	716	716	1	55
Total	6	$716	$716	1	$55

1	Represents the following concessions: extension of term and reduction of rate.

2	TDRs that defaulted during the 12 months ended December 31, 2017 that had been restructured in the prior twelve months.

December 31, 2016	Twelve months ended
				Defaulted TDRs[4]
(in thousands)	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Loans	Post- Modification Outstanding Recorded Investment
Commercial and industrial
Commercial and industrial other[1]	2	$1,115	$1,115	0	$0
Commercial real estate
Commercial real estate other[2]	1	50	50	1	1,800
Residential real estate
Home equity[3]	12	1,274	1,274	0	0
Total	15	$2,439	$2,439	1	$1,800

1	Represents the following concessions: extension of term and reduction of rate.

2	Represents the following concessions: reduction of rate .

3	Represents the following concessions: extension of term and reduction of rate .

4	TDRs that defaulted during the 12 months ended December 31, 2016 that had been restructured in the prior twelve months.

The Company recognized TDRs with a balance of $716,000 during 2017, compared to $2.4 million in 2016. The Company is not committed to lend additional amounts as of December 31, 2017 to customers with outstanding loans that are classified as TDRs.

The following table presents credit quality indicators (internal risk grade) by class of commercial loans, commercial real estate loans and agricultural loans as of December 31, 2017 and 2016.

December 31, 2017
(in thousands)	Commercial and Industrial Other	Commercial and Industrial Agriculture	Commercial Real Estate Other	Commercial Real Estate Agriculture	Commercial Real Estate Construction	Total
Originated loans and leases
Internal risk grade:
Pass	$919,214	$100,470	$1,627,713	$119,392	$201,948	$2,968,737
Special Mention	6,680	8,068	19,068	9,980	538	44,334
Substandard	6,173	70	14,001	340	0	20,584
Total	$932,067	$108,608	$1,660,782	$129,712	$202,486	$3,033,655

December 31, 2017
(in thousands)	Commercial and Industrial Other	Commercial and Industrial Agriculture	Commercial Real Estate Other	Commercial Real Estate Agriculture	Commercial Real Estate Construction	Total
Acquired loans
Internal risk grade:
Pass	$50,554	$0	$198,822	$247	$1,480	$251,103
Special Mention	0	0	2,265	0	0	2,265
Substandard	422	0	4,933	0	0	5,355
Total	$50,976	$0	$206,020	$247	$1,480	$258,723

December 31, 2016
(in thousands)	Commercial and Industrial Other	Commercial and Industrial Agriculture	Commercial Real Estate Other	Commercial Real Estate Agriculture	Commercial Real Estate Construction	Total
Originated loans and leases
Internal risk grade:
Pass	$836,788	$117,135	$1,403,370	$101,407	$135,834	$2,594,534
Special Mention	7,218	755	11,939	573	0	20,485
Substandard	3,049	357	16,381	529	0	20,316
Total	$847,055	$118,247	$1,431,690	$102,509	$135,834	$2,635,335

December 31, 2016
(in thousands)	Commercial and Industrial Other	Commercial and Industrial Agriculture	Commercial Real Estate Other	Commercial Real Estate Agriculture	Commercial Real Estate Construction	Total
Acquired loans
Internal risk grade:
Pass	$77,921	$0	$229,334	$267	$8,936	$316,458
Special Mention	0	0	526	0	0	526
Substandard	1,396	0	11,745	0	0	13,141
Total	$79,317	$0	$241,605	$267	$8,936	$330,125

The following table presents credit quality indicators by class of residential real estate loans and by class of consumer loans as of December 31, 2017 and 2016. Nonperforming loans include nonaccrual, impaired and loans 90 days past due and accruing interest, all other loans are considered performing.

December 31, 2017
(in thousands)	Residential Home Equity	Residential Mortgages	Consumer Indirect	Consumer Other	Total
Originated loans and leases
Performing	$211,275	$1,032,932	$11,866	$50,138	$1,306,211
Nonperforming	1,537	6,108	278	76	7,999
Total	$212,812	$1,039,040	$12,144	$50,214	$1,314,210

December 31, 2017
(in thousands)	Residential Home Equity	Residential Mortgages	Consumer Indirect	Consumer Other	Total
Acquired Loans and Leases
Performing	$26,840	$21,531	$0	$765	$49,136
Nonperforming	1,604	1,114	0	0	2,718
Total	$28,444	$22,645	$0	$765	$51,854

December 31, 2016
(in thousands)	Residential Home Equity	Residential Mortgages	Consumer Indirect	Consumer Other	Total
Originated loans and leases
Performing	$207,261	$941,936	$14,669	$44,393	$1,208,259
Nonperforming	2,016	5,442	166	0	7,624
Total	$209,277	$947,378	$14,835	$44,393	$1,215,883

December 31, 2016
(in thousands)	Residential Home Equity	Residential Mortgages	Consumer Indirect	Consumer Other	Total
Acquired loans
Performing	$37,074	$24,483	$0	$826	$62,383
Nonperforming	663	940	0	0	1,603
Total	$37,737	$25,423	$0	$826	$63,986

Note 5 Goodwill and Other Intangible Assets

(in thousands)	Banking	Insurance	Wealth Management	Total
Balance at January 1, 2016	$64,369	$19,212	$8,211	$91,792
Goodwill related to sale of portion of business unit[1]	0	(318)	0	(318)
Balance at December 31, 2016	$64,369	$20,043	$8,211	$92,623
Goodwill related to sale of portion of business unit[1]	0	(332)	0	(332)
Balance at December 31, 2017	$64,369	$19,711	$8,211	$92,291

1 The $332,000 and $318,000 reduction of goodwill in 2017 and 2016, respectively, reflects an adjustment related to the sale of a portion of insurance revenues. In 2016 and 2017, Tompkins Insurance sold a portion of its personal lines insurance revenues, which had been acquired in a previous acquisition, to a third party.

Goodwill is assigned to reporting units. The Company reviews its goodwill and intangible assets annually, or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. Based on the Company’s 2017 review, there was no impairment of its goodwill or intangible assets. The Company’s impairment testing is highly sensitive to certain assumptions and estimates used. In the event that economic or credit conditions deteriorate significantly, additional interim impairment tests may be required.

Other Intangible Assets

The following table provides information regarding the Company's amortizing intangible assets:

December 31, 2017	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
(in thousands)
Amortized intangible assets:
Core deposit intangible	$18,774	$14,302	$4,472
Customer relationships	8,878	5,339	3,539
Other intangibles	5,776	4,524	1,252
Total intangible assets	$33,428	$24,165	$9,263

December 31, 2016	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
(in thousands)
Amortized intangible assets:
Core deposit intangible	$18,774	$13,129	$5,645
Customer relationships	8,942	4,737	4,205
Other intangibles	5,744	4,245	1,499
Total intangible assets	$33,460	$22,111	$11,349

Amortization expense related to intangible assets totaled $1.9 million in 2017, $2.1 million in 2016 and $2.0 million in 2015. The estimated aggregate future amortization expense for intangible assets remaining as of December 31, 2017 is as follows:

Estimated amortization expense:*
(in thousands)
For the year ended December 31, 2018	$1,796
For the year ended December 31, 2019	1,671
For the year ended December 31, 2020	1,472
For the year ended December 31, 2021	1,307
For the year ended December 31, 2022	864

*Excludes the amortization of mortgage servicing rights.  Amortization of mortgage servicing rights was $122,000 in 2017, $157,000 in 2016 and $146,000 in 2015.

Note 6 Premises and Equipment

Premises and equipment at December 31 were as follows:

(in thousands)	2017	2016
Land	$9,245	$9,311
Premises[1]	95,272	75,633
Furniture, fixtures, and equipment	68,023	65,800
Accumulated depreciations and amortization	(85,545)	(80,728)
Total	$86,995	$70,016

1 The year-over-year increase in premises is related to the construction of the Company's new corporate headquarters facility at 118 East Seneca Street in Ithaca, New York, which is expected to be completed in the second quarter of 2018.

Depreciation and amortization expenses in 2017, 2016 and 2015 are included in operating expenses as follows:

(in thousands)	2017	2016	2015
Premises	$2,527	$2,247	$2,030
Furniture, fixtures, and equipment	4,297	4,004	3,730
Total	$6,824	$6,251	$5,760

The following is a summary of the future minimum lease payments under non-cancelable operating leases as of December 31, 2017:

(in thousands)
2018	$4,981
2019	4,603
2020	3,813
2021	3,402
2022	3,144
Thereafter	15,051
Total	$34,994

The Company leases land, buildings and equipment under operating lease arrangements extending to the year 2090. Total gross rental expense amounted to $5.1 million in 2017, $5.2 million in 2016, and $4.9 million in 2015. Most leases include options to renew for periods ranging from 5 to 20 years. Options to renew are not included in the above future minimum rental commitments.

Note 7 Deposits

Aggregate time deposits of $250,000 or more were $221.7 million at December 31, 2017, and $234.3 million at December 31, 2016. Scheduled maturities of time deposits at December 31, 2017, were as follows:

(in thousands)	Less than $250,000	$250,000 and over	Total
Maturity
Three months or less	$144,123	$111,287	$255,410
Over three through six months	104,497	50,112	154,609
Over six through twelve months	120,065	42,403	162,468
Total due in 2018	$368,685	$203,802	$572,487
2019	101,077	8,738	109,815
2020	19,006	2,659	21,665
2021	19,343	4,002	23,345
2022	18,064	2,489	20,553
2023	385	0	385
Total	$526,560	$221,690	$748,250

Note 8 Securities Sold Under Agreements to Repurchase and Federal Funds Purchased

Information regarding securities sold under agreements to repurchase and Federal funds purchased is detailed in the following tables for the years ended December 31:

Securities Sold Under Agreements to Repurchase	2017	2016	2015
(dollar amounts in thousands)
Total outstanding at December 31	$75,177	$69,062	$136,513

Maximum month-end balance	80,326	125,063	146,397
Average balance during the year	64,888	99,622	137,917
Weighted average rate at December 31	0.23%	0.88%	1.90%
Average interest rate paid during the year	0.36%	2.24%	1.96%
Federal Funds Purchased
Average balance during the year	0	0	0
Weighted average rate at December 31	N/A	N/A	N/A
Average interest rate paid during the year	0.00%	0.00%	0.00%

Securities sold under agreements to repurchase (“repurchase agreements”) are secured borrowings that typically mature within thirty to ninety days, although the Company has entered into repurchase agreements with the Federal Home Loan Bank (“FHLB”) with longer maturities. The Company uses both retail and wholesale repurchase agreements. Retail repurchase agreements are arrangements with local customers of the Company, in which the Company agrees to sell securities to the customer with an agreement to repurchase those securities at a specified later date. Retail repurchase agreements totaled $75.2 million, at December 31, 2017. The Company had no outstanding wholesale repurchase agreements, at December 31, 2017.

Securities sold under agreements to repurchase are stated at the amount of cash received in connection with the transaction. The Company may be required to provide additional collateral based on the fair value of the underlying securities.

Federal funds purchased are short-term borrowings that typically mature within one to ninety days.

Note 9 Other Borrowings

The following table summarized the Company’s borrowings as of December 31:

(in thousands)	2017	2016
Overnight FHLB advances	$587,742	$503,815
Term FHLB advances	475,000	365,000
Other	9,000	16,000
Total other borrowings	$1,071,742	$884,815

The Company, through its subsidiary banks, had available line-of-credit agreements with correspondent banks permitting borrowings to a maximum of approximately $58.0 million at December 31, 2017 and 2016. There were no outstanding advances against those lines at December 31, 2017 and December 31, 2016.

Through its subsidiary banks, the Company has borrowing relationships with the FHLB, which provides secured borrowing capacity, subject to available collateral. The unused borrowing capacity on established lines with the FHLB was $1.0 billion at both December 31, 2017 and December 31, 2016.

As members of the FHLB, the Company’s subsidiary banks can use certain unencumbered residential and commercial real estate related assets and investment securities to secure borrowings from the FHLB. At December 31, 2017, total unencumbered residential and commercial real estate related loans and investment securities pledged at the FHLB were $399.2 million. At December 31, 2017, there were $587.7 million in overnight advances and $475.0 million in term advances with the FHLB, with a weighted average rate of 1.53%, compared to $503.8 million in overnight advances and $365.0 million in term advances at December 31, 2016, with a weighted average rate of 1.02%. At December 31, 2017, the term advances with the FHLB include $200.0 million which mature within one year and $275.0 million which mature in over one year. Maturities of advances due in over one year include $240.0 million in 2019 and $35.0 million in 2020.

The Company had no callable FHLB borrowings at December 31, 2017.
Other borrowings included a term borrowing with a bank totaling $9.0 million at December 31, 2017 and $16.0 million at December 31, 2016.

Note 10 Trust Preferred Debentures

The Company has three unconsolidated subsidiary trusts (“the Trusts”): Sleepy Hollow Capital Trust I, Leesport Capital Trust II, and Madison Statutory Trust I. The latter two were acquired in the acquisition of VIST Financial, while Sleepy Hollow Capital Trust I was acquired in a previous acquisition. The Company owns 100% of the common equity of each Trust. The Trusts were formed for the purpose of issuing Company-obligated mandatorily redeemable capital securities to third-party investors and investing the proceeds from the sale in junior subordinated debt securities (subordinated debt) issued by the Company, which are the sole assets of each Trust. Since third-party investors are the primary beneficiaries, the Trusts are not consolidated in the Company’s financial statements. Distributions on the preferred securities issued by the Trusts are payable quarterly at a rate per annum equal to the interest rate being earned by the Trusts on the debenture held by the Trusts and are recorded as interest expense in the consolidated financial statements.

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

The following table provides information relating to the Trusts as of December 31, 2017:

Description	Issuance Date	Par Amount	Interest Rate	Maturity Date

Sleepy Hollow Capital Trust I	August 2003	$4.0 million	3-month LIBOR plus 3.05%	August 2033
Leesport Capital Trust II	September 2002	$10.0 million	3-month LIBOR plus 3.45%	September 2032
Madison Statutory Trust I	June 2003	$5.0 million	3-month LIBOR plus 3.10%	June 2033

Tompkins Capital Trust I

On January 31, 2017, the Company redeemed all of trust preferred of Tompkins Capital Trust I, with a par value of $20.5 million, at a redemption price equal to 100% of the liquidation amount of the securities ($1,000 per security), plus any accrued and unpaid interest up to the redemption date. The trust preferred securities and the Company’s debentures were dated April 10, 2009, had a 30 year maturity, and carried a fixed rate of interest of 7.0%. The trust preferred securities had a liquidation amount of $1,000 per security. The Company retained the right to redeem the trust preferred securities at par (plus accrued but unpaid interest) at a date which is no earlier than 5 years from the date of issuance, which the Company exercised on January 1, 2017.

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

Note 11 Employee Benefit Plans

The Company maintains a noncontributory defined-benefit plan (the "DB Pension Plan") and two noncontributory defined-contribution retirement plans (the "DC Retirement Plan" and "2015 DC Retirement Plan") which cover substantially all employees of the Company.

The DB Pension Plan was closed to new employees at year-end 2009 and was frozen on July 31, 2015. The benefits under the DB Pension Plan are based on years of service, age and percentages of the employees' average final compensation. Assets of the Company's DB Pension Plan are invested in common and preferred stock, mutual funds and cash equivalents. At December 31, 2017 and 2016, DB Pension Plan assets included 42,192 shares of Tompkins' common stock that had a fair value of $3.4 million and $4.0 million, respectively.

The defined-contribution retirement plans cover substantially all employees of the Company who have reached the age of 21 and completed one year of service. For participants in these plans, the Company makes contributions to an account set up in the participant's name. The amount equals a percentage of pay and varies based on the participant's age, service, and tenure with the Company. The defined-contribution retirement plans offer the participant a wide range of investment alternatives from which to choose. Expenses related to the defined-contribution plans totaled $4.1 million in 2017, $3.8 million in 2016, and $2.4 million in 2015.

The Company maintains supplemental employee retirement plans (“SERPs”) for certain executives. On November 9, 2016, certain SERPs were amended and restated to reflect changes resulting from the freezing of the DB Pension Plan. The Company entered into additional SERP agreements with certain executives. The amount related to this change is reflected in the table below as an amendment in 2016. All benefits provided under the SERPs are unfunded and the Company makes payments to plan participants.

The Company also maintains a post-retirement life and healthcare benefit plan (the “Life and Healthcare Plan”), which was amended in 2005. For employees commencing employment after January 1, 2005, the Company does not contribute towards post-retirement healthcare benefits. Retirees and employees who were eligible to retire when the Life and Healthcare Plan was amended were unaffected. Generally, all other employees were eligible for Health Reimbursement Accounts (“HRA”) with an initial balance equal to the amount of the Company’s estimated then current liability. Contributions to the plan are limited to an annual contribution of 4% of the total HRA balances. Employees, upon retirement, will be able to utilize their HRA for qualified health costs and deductibles. Effective January 1, 2017, the Company no longer allowed retirees under the age of 65 to participate in the employee health plan.  The amount related to this change is reflected in the table below as an amendment in 2017.

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

The following table sets forth the changes in the projected benefit obligation for the DB Pension Plan and SERPs and the accumulated post-retirement benefit obligation for the Life and Healthcare Plan; and the respective plan assets, and the plans’ funded status and amounts recognized in the Company’s Consolidated Statements of Condition at December 31, 2017 and 2016 (the measurement dates of the plans).

(in thousands)	DB Pension Plan		Life and Healthcare Plan		SERPs
	2017	2016	2017	2016	2017	2016
Change in benefit obligation:
Benefit obligation at beginning of year	$77,304	$76,219	$9,121	$8,732	$23,399	$22,160
Service cost	0	0	192	258	166	171
Interest cost	2,501	2,473	268	283	852	832
Plan participants’ contributions	0	0	98	185	0	0
Amendments	0	0	(964)	0	0	188
Curtailments	0	0	0	0	0	0
Actuarial loss (gain)	5,928	1,403	708	210	2,407	697
Benefits paid	(2,985)	(2,791)	(428)	(547)	(682)	(649)
Benefit obligation at end of year	$82,748	$77,304	$8,995	$9,121	$26,142	$23,399
Change in plan assets:
Fair value of plan assets at beginning of year	$71,807	$68,931	$0	$0	$0	$0
Actual return on plan assets	9,582	4,367	0	0	0	0
Plan participants’ contributions	0	0	98	185	0	0
Employer contributions	1,750	1,300	330	362	682	649
Benefits paid	(2,985)	(2,791)	(428)	(547)	(682)	(649)
Fair value of plan assets at end of year	$80,154	$71,807	$0	$0	$0	$0
Unfunded status	$(2,594)	$(5,497)	$(8,995)	$(9,121)	$(26,142)	$(23,399)

The accumulated benefit obligation for the DB Pension Plan for 2017 and 2016 was $82.7 million and $77.3 million, respectively. The accumulated benefit obligation for the Life and Healthcare Plan for 2017 and 2016 was $9.0 million and $9.1 million, respectively. The accumulated benefit obligation for the SERPs for 2017 and 2016 was $26.1 million and $23.4 million, respectively. The unfunded status of the DB Pension Plan, the Life and Healthcare Plan, and SERPs was recognized in other liabilities in the Consolidated Statement of Condition at December 31, 2017 in the amounts of $2.6 million, $9.0 million, and $26.1 million, respectively. The unfunded status of the DB Pension Plan, the Life and Healthcare Plan, and SERPs in the amount of $5.5 million, $9.1 million, and $23.4 million, respectively, was recognized in other liabilities in the Consolidated Statement of Condition at December 31, 2016.

Net periodic benefit cost and other comprehensive income (loss) includes the following components:

(in thousands)	DB Pension Plan			Life and Healthcare Plan			SERPs
Components of net periodic benefit cost (credit)	2017	2016	2015	2017	2016	2015	2017	2016	2015
Service cost	$0	$0	$1,587	$192	$258	$236	$166	$171	$201
Interest cost	2,501	2,473	2,987	268	283	323	852	832	928
Expected return on plan assets	(5,088)	(4,844)	(5,028)	0	0	0	0	0	0
Amortization of prior service (credit) cost	(10)	(15)	(448)	(62)	16	16	87	75	73
Recognized net actuarial loss	1,075	975	1,573	34	5	19	399	358	626
Recognized net actuarial gain due to curtailments	0	0	(6,003)	0	0	0	0	0	0
Net periodic benefit (credit) cost	$(1,522)	$(1,411)	$(5,332)	$432	$562	$594	$1,504	$1,436	$1,828
Other changes in plan assets and benefit obligations recognized in other comprehensive income (loss)
Net actuarial loss (gain)	$1,434	$1,880	$(169)	$708	$210	$(467)	$2,407	$697	$(1,210)
Recognized actuarial loss	(1,075)	(975)	(1,573)	(34)	(5)	(19)	(399)	(358)	(626)
Prior service (credit) cost	0	0	0	(964)	0	0	0	188	0
Recognized prior service cost (credit)	10	15	6,451	62	(16)	(16)	(87)	(75)	(73)
Recognized in other comprehensive income (loss)	$369	$920	$4,709	$(228)	$189	$(502)	$1,921	$452	$(1,909)
Total recognized in net periodic benefit cost and other comprehensive income (loss)	$(1,153)	$(491)	$(623)	$204	$751	$92	$3,425	$1,888	$(81)

Pre-tax amounts recognized as a component of accumulated other comprehensive income (loss) as of year-end that have not been recognized as a component of the Company’s combined net periodic benefit cost of the Company’s DB Pension Plan, Life and Healthcare Plan and SERPs are presented in the following table.

(in thousands)	DB Pension Plan			Life and Healthcare Plan			SERPs
	2017	2016	2015	2017	2016	2015	2017	2016	2015
Net actuarial loss (gain)	$39,960	$39,601	$38,695	$1,767	$1,093	$889	$9,086	$7,077	$6,739
Prior service cost (credit)	(30)	(40)	(55)	(668)	235	250	602	689	576
Total	$39,930	$39,561	$38,640	$1,099	$1,328	$1,139	$9,688	$7,766	$7,315

The pre-tax amounts included in accumulated other comprehensive income (loss) that are expected to be recognized in net periodic pension cost during the fiscal year ended December 31, 2018 are shown below.

(in thousands)	DB Pension Plan	Life and Healthcare Plan	SERPs
Actuarial loss	1,041	62	529
Prior service cost	(10)	(62)	87
Total	1,031	0	616

Weighted-average assumptions used in accounting for the plans were as follows:

(in thousands)	DB Pension Plan			Life and Healthcare Plan			SERPs
	2017	2016	2015	2017	2016	2015	2017	2016	2015
Discount Rates
Benefit Cost for Plan Year	3.89%	4.05%	3.81%	3.97%	4.14%	3.80%	4.10%	4.32%	4.00%
Benefit Obligation at End of Plan Year	3.43%	3.89%	4.05%	3.51%	3.97%	4.14%	3.55%	4.10%	4.32%
Expected long-term return on plan assets	7.25%	7.25%	7.25%	N/A	N/A	N/A	N/A	N/A	N/A
Rate of compensation increase
Benefit Cost for Plan Year	N/A	N/A	5.00%	5.00%	5.00%	5.00%	5.00%	5.00%	5.00%
Benefit Obligation at End of Plan Year	N/A	N/A	5.00%	5.00%	5.00%	5.00%	5.00%	5.00%	5.00%

Tompkins offers post-retirement life and healthcare benefits, although as previously mentioned, has discontinued providing post-retirement healthcare to participants hired after 2004. The weighted average annual assumed rate of increase in the per capita cost of covered benefits (the health care cost trend rate) was 6.10% beginning in 2017 and is assumed to decrease gradually to 4.5% in 2027 and beyond. A 1% increase in the assumed health care cost trend rate would increase service and interest costs by approximately $1,500 and increase the Company’s benefit obligation by approximately $48,000. A 1% decrease in the assumed health care cost trend rate, would decrease service and interest costs by approximately $1,300 and decrease the Company’s benefit obligation by approximately $43,000.

To develop the expected long-term rate of return on assets assumption for the DB Pension Plan, the Company considered the historical returns and the future expectations for returns for each asset class, as well as target asset allocations of the pension portfolio. Based on this analysis, the Company selected 7.25% as the long-term rate of return on asset assumption.

The discount rates used to determine the Company’s DB Pension Plan and other post-retirement benefit obligations as of December 31, 2017, and December 31, 2016, were determined by matching estimated benefit cash flows to a yield curve derived from Citigroup’s regular bond yield at December 31, 2017 and December 31, 2016.

Based on the Company’s anticipation of future experience under the DB Pension Plan, the mortality tables used to determine future benefit obligations under the plan were updated as of December 31, 2017 to the RP 2014 Total Employee and Healthy Annuitant Mortality Tables rolled back to 2006 and projected with Mortality Improvement Scale MP 2017. The Company updated this assumption based on the new improvement table released by The Society of Actuaries in October 2017. The appropriateness of the assumptions is reviewed annually.

Cash Flows

Plan assets are amounts that have been segregated and restricted to provide benefits, and include amounts contributed by the Company and amounts earned from investing contributions, less benefits paid. The Company funds the cost of the SERPs and the Life and Healthcare Plan benefits on a pay-as-you-go basis.

The benefits as of December 31, 2017, expected to be paid in each of the next five fiscal years, and in the aggregate for the five fiscal years thereafter were as follows:

(in thousands)	DB Pension Plan	Life and Healthcare Plan	SERPs
2018	$3,947	$502	$673
2019	4,273	460	668
2020	4,155	446	693
2021	4,324	435	684
2022	4,227	435	738
2023-2027	23,444	2,262	4,453
Total	$44,370	$4,540	$7,909

Plan Assets

The Company’s DB Pension Plan’s weighted-average asset allocations at December 31, 2017 and 2016, respectively, by asset category are as follows:

	2017	2016
Equity securities	65%	68%
Debt securities	34%	30%
Other	1%	2%
Total Allocation	100%	100%

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

Fair Value Measurements
December 31, 2017
(in thousands)	Fair Value 2017	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$448	$448	$0	$0
Common stocks	24,994	24,994	0	0
Mutual funds	54,712	54,712	0	0
Total Fair Value of Plan Assets	$80,154	$80,154	$0	$0

Fair Value Measurements
December 31, 2016
(in thousands)	Fair Value 2016	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$1,147	$1,147	$0	$0
Common stocks	23,291	23,291	0	0
Mutual funds	46,619	46,619	0	0
Preferred stocks	750	0	750	0
Total Fair Value of Plan Assets	$71,807	$71,057	$750	$0

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

The Company has an Employee Stock Ownership Plan (ESOP) and a 401(k) Investment and Stock Ownership Plan (ISOP) covering substantially all employees of the Company. The ESOP allows for Company contributions in the form of common stock of the Company. Annually, the Tompkins Board of Directors determines a profit-sharing payout to its employees in accordance with a performance-based formula. A percentage of the approved amount is paid in Company common stock into the ESOP. Contributions are limited to a maximum amount as stipulated in the ESOP. The remaining percentage is either paid out in cash or deferred into the ISOP at the direction of the employee. Compensation expense related to the profit-sharing totaled $5.8 million in 2017, $4.9 million in 2016, and $4.4 million in 2015.

Under the ISOP, employees may contribute a percentage of their eligible compensation with a Company match of such contributions up to a maximum match of 4%. Participation in the 401(k) Plan is contingent upon certain age and service requirements. The Company’s expense associated with these matching provisions was $2.5 million in 2017, $2.4 million in 2016, and $2.3 million in 2015.

Life insurance benefits are provided to certain officers of the Company. In connection with these policies, the Company reflects life insurance assets on its Consolidated Statements of Condition of $80.1 million at December 31, 2017, and $77.9 million at December 31, 2016. The insurance is carried at its cash surrender value on the Consolidated Statements of Condition. Increases in the cash surrender value of the insurance are reflected as noninterest income, net of any related mortality expense.

The Company provides split dollar life insurance benefits to certain employees. The plan is unfunded and the estimated liability of the plan of $1.5 million and $1.4 million is recorded in other liabilities in the Consolidated Statements of Condition at December 31, 2017 and 2016, respectively. Compensation expense related to the split dollar life insurance was approximately $115,000 in 2017 and $110,000 in 2016.

Note 12 Stock Plans and Stock Based Compensation

Under the Tompkins Financial Corporation 2009 Equity Plan (“2009 Equity Plan”), the Company may grant incentive stock options, stock appreciation rights ("SARs"), shares of restricted stock and restricted stock units covering up to 1,602,000, shares of the Company's common stock to certain officers, employees, and nonemployee directors. Stock options and SARs are granted at an exercise price equal to the stock’s fair value at the date of grant, may not have a term in excess of ten years, and have vesting periods that range between one and seven years from the grant date. Restricted stock awards have vesting periods that range between five and seven years from grant date, and have grant date fair values that equal the closing price of the Company’s common stock on grant date. Prior to the adoption of the 2009 Equity Plan, the Company had similar stock option plans, which remain in effect solely with respect to unexercised options issued under these plans.

The Company granted 59,333 equity awards to its employees in 2017, consisting of 59,333 shares of restricted stock. The Company granted 73,716 equity awards to its employees in 2016, consisting of 53,770 shares of restricted stock, and 19,946 SARs. The Company granted 109,750 equity awards to its employees in 2015, consisting of 61,235 shares of restricted stock, and 48,515 SARs.

The following table presents the activity related to stock options and SARs under all plans for the year ended December 31, 2017.

	Number of Shares/Rights	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2017	338,516	$45.56
Granted	0	0.00
Exercised	(66,878)	37.96
Forfeited	(2,132)	58.58
Outstanding at December 31, 2017	269,506	$47.34	5.32	$9,167,831
Exercisable at December 31, 2017	130,610	$41.88	3.76	$5,155,065

Total stock-based compensation expense for stock options and SARs was $367,000 in 2017, $476,000 in 2016, and $509,000 in 2015. As of December 31, 2017, unrecognized compensation cost related to unvested stock options and SARs totaled $1.0 million. The cost is expected to be recognized over a weighted average period of 3.7 years. Net cash proceeds, tax benefits and intrinsic value related to total stock options, SARs, and restricted stock exercised is as follows:

(in thousands)	2017	2016	2015
Net proceeds from stock option exercises	$(641)	$(806)	$1,382
Tax benefits related to stock option and SAR exercises and vesting of restricted shares	1,634	1,433	358
Intrinsic value of stock option exercises	3,139	3,718	3,014

The Company uses the Black-Scholes option-valuation model to determine the fair value of incentive stock options and SARs at the date of grant. The valuation model estimates fair value based on the assumptions listed in the table below. The risk-free rate is the interest rate available on zero-coupon U.S. Treasury instruments with a remaining term equal to the expected term of the share option at the time of grant. The expected dividend yield is based on the dividend trends and the market price of the Company’s stock price at grant. Volatility is largely based on historical volatility of the Company’s stock price. The expected term is based upon historical experience of employee exercises and terminations as the vesting term of the grants. The fair values of the grants are expensed over the vesting periods. There were no stock options or SARs granted in 2017.

	2017	2016	2015
Weighted per share average fair value at grant date	N/A	$12.88	$8.96
Risk-free interest rate	N/A	1.57%	1.80%
Expected dividend yield	N/A	3.00%	3.80%
Volatility	N/A	24.58%	25.32%
Expected life (years)	N/A	5.50	6.00

December 31, 2017
Options and SARs Outstanding			Options and SARs Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$20.01-29.30	1,734	3.43	$21.65	1,734	$21.65
$29.31-35.70	626	0.96	$30.96	626	$30.96
$35.71-37.50	48,855	3.60	$37.00	35,826	$37.00
$37.51-41.00	38,447	5.27	$40.60	15,248	$40.60
$41.01-50.00	115,236	4.57	$45.92	70,058	$43.79
$50.01-60.00	45,117	7.79	$56.29	7,118	$56.29
$60.01-86.18	19,491	8.79	$77.01	0
	269,506	5.32	$47.34	130,610	$41.88

The following table presents activity related to restricted stock awards for the twelve months ended December 31, 2017.

	Number of Shares	Weighted Average Fair Value
Unvested at January 1, 2017	251,716	$54.46
Granted	59,333	79.51
Vested	(44,073)	46.76
Forfeited	(5,603)	60.72
Unvested at December 31, 2017	261,373	$61.32

The Company granted 59,333 restricted stock awards in 2017 at an average grant date fair value of $79.51. The Company granted 53,770 restricted stock awards in 2016 at an average grant date fair value of $76.93. The Company granted 61,235 restricted stock awards in 2015 at an average grant date fair value of $56.29. The grant date fair values were the closing prices of the Company’s common stock on the grant dates. The Company recognized stock-based compensation related to restricted stock awards of $2.6 million in 2017, $1.8 million in 2016, and $1.4 million in 2015. Unrecognized compensation costs related to restricted stock awards totaled $12.7 million at December 31, 2017 and will be recognized over 4.2 years on a weighted average basis.

Note 13 Other Noninterest Income and Expense

Other income and operating expense totals are presented in the table below.  Components of these totals exceeding 1% , and other significant items, of the aggregate of total other noninterest income and total other noninterest expenses for any of the years presented below are stated separately.

	Year ended December 31,
(in thousands)	2017	2016	2015
NONINTEREST INCOME
Other service charges	$2,982	$2,671	$2,972
Increase in cash surrender value of corporate owned life insurance	2,196	2,106	2,064
Net gain on sale of loans	50	95	54
Other miscellaneous income	2,403	1,419	3,788
Total other noninterest income	$7,631	$6,291	$8,878
NONINTEREST EXPENSES
Marketing expense	$5,013	$5,087	$4,780
Professional fees	5,725	5,446	5,352
Technology expense	8,332	7,011	6,220
Cardholder expense	3,391	2,503	2,653
Other miscellaneous expenses	20,483	17,029	18,662
Total other noninterest expenses	$42,944	$37,076	$37,667

Note 14 Income Taxes

The income tax expense (benefit) attributable to income from operations is summarized as follows:

(in thousands)	Current	Deferred	Total
2017
Federal	$26,860	$14,749	$41,609
State	1,162	(151)	1,011
Total	$28,022	$14,598	$42,620
2016
Federal	$22,943	$1,551	$24,494
State	2,243	308	2,551
Total	$25,186	$1,859	$27,045
2015
Federal	$22,955	$2,841	$25,796
State	3,103	63	3,166
Total	$26,058	$2,904	$28,962

The primary reasons for the differences between income tax expense and the amount computed by applying the statutory federal income tax rate to earnings are as follows:

	2017	2016	2015
Statutory federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	0.7	1.9	2.4
Tax exempt income	(2.6)	(2.7)	(2.5)
Excess benefits from equity-based compensation	(1.6)	(1.4)	0.0
Bank-owned life insurance income	(0.8)	(0.8)	(0.8)
Federal tax credit	(2.0)	(0.4)	(0.8)
Enactment of Federal tax reform	15.7	0.0	0.0
All other	0.4	(0.3)	(0.2)
Total	44.8%	31.3%	33.1%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Significant components of the Company’s deferred tax assets and liabilities as of December 31 were as follows:

(in thousands)	2017	2016	2015
Deferred tax assets:
Allowance for loan and lease losses	$9,577	$13,737	$12,411
Interest income on nonperforming loans	417	214	1,207
Compensation and benefits	10,406	14,504	14,032
Purchase accounting adjustments	0	527	1,920
Liabilities held at fair value	3	1	218
Tax credit carryforward	0	0	831
Other	2,515	3,088	2,546
Total	$22,918	$32,071	$33,165
Deferred tax liabilities:
Prepaid pension	$8,140	$11,439	$10,992
Depreciation	2,686	3,006	3,277
Intangibles	776	882	567
Purchase accounting adjustments	194	0	0
Other	1,919	2,901	2,144
Total deferred tax liabilities	$13,715	$18,228	$16,980
Net deferred tax asset at year-end	$9,203	$13,843	$16,185
Net deferred tax asset at beginning of year	$13,843	$16,185	$19,089
Decrease in net deferred tax asset	(4,640)	(2,342)	(2,904)
Purchase accounting adjustments, net	0	(483)	0
Federal tax reform remeasurement of AOCI deferred tax asset	$9,958	$0	$0
Deferred tax expense	$14,598	$1,859	$2,904

The above analysis does not include recorded deferred tax assets (liabilities) of $4.3 million and $5.1 million as of December 31, 2017 and 2016, respectively, related to net unrealized holdings losses/(gains) in the available-for-sale securities portfolio. In addition, the analysis excludes the recorded deferred tax assets of $12.6 million and $18.6 million, as of December 31, 2017 and 2016, respectively, related to employee benefit plans. However, the $10.0 million included above in the line 'Federal tax reform remeasurement of AOCI deferred tax asset' reflects the remeasurement of the net deferred taxes related to unrealized holding losses/(gains) in the available-for-sale portfolio and employee benefit plans.

Realization of deferred tax assets is dependent upon the generation of future taxable income or the existence of sufficient taxable income within the carry-back period. A valuation allowance is provided when it is more likely than not that some portion of the deferred tax assets will not be realized. In assessing the need for a valuation allowance, management considers the scheduled reversal of the deferred tax liabilities, the level of historical taxable income, and the projected future taxable income over the periods in which the temporary differences comprising the deferred tax assets will be deductible. Based on its assessment, management determined that no valuation allowance is necessary at December 31, 2017 and 2016.

At December 31, 2017 and December 31, 2016, the Company had no ASC 740-10 unrecognized tax benefits. The Company does not expect the total amount of unrecognized tax benefits to significantly increase within the next twelve months. The Company recognizes interest and penalties on unrecognized tax benefits in income tax expense in its Consolidated Statements of Income.

The Company is subject to U.S. federal income tax and income tax in various state jurisdictions. All tax years ending after December 31, 2011 are open to examination by the taxing authorities.

On December 22, 2017, H.R.1, commonly known as the Tax Cuts and Jobs Act (the "Tax Act") was signed into law. The Tax Act reduces our corporate federal tax rate from 35% to 21% effective January 1, 2018. As a result we are required to re-measure, through income tax expense, our deferred tax assets and liabilities using the enacted rate at which we expect them to be recovered or settled. The re-measurement of our net deferred tax asset resulted in additional income tax expense of $14.9 million.

Also, on December 22, 2017, the U.S. Securities and Exchange Commission ("SEC") released Staff Accounting Bulletin No. 118 ("SAB 118") to address any uncertainty or diversity of view in practice in accounting for the income tax effects of the Tax Act in situations where a registrant does not have the necessary information available, prepared, or analyzed in reasonable detail to complete this accounting in the reporting period that includes the enactment date. SAB 118 allows for a measurement period not to extend beyond one year from the Tax Act's enactment date to complete the necessary accounting.

We recorded provisional amounts of deferred income taxes using reasonable estimates in areas where information necessary to complete the accounting was not available, prepared, or analyzed. One area was our deferred tax liability for temporary differences between the tax and financial reporting bases of fixed assets principally due to the accelerated depreciation under the Tax Act which allows for full expensing of qualified property purchased and placed in service after September 27, 2017. We made no adjustment to our deferred tax assets representing future deductions for accrued compensation that may be subject to new limitations under Internal Revenue Code Section 162(m) which, generally, limits the annual deduction for certain compensation paid to certain employees to $1.0 million. There is uncertainty in applying the newly-enacted rules to existing contracts, and we are waiting further regulatory guidance before completing our analysis.

We will complete and record the income tax effects of these provisional items during the period the necessary information becomes available. This measurement period will not extend beyond December 22, 2018.

Note 15 Other Comprehensive Income (Loss)

The tax effect allocated to each component of other comprehensive income (loss) were as follows:

December 31, 2017	Before-Tax Amount	Tax (Expense) Benefit	Net of Tax
Available-for-sale securities:
(in thousands)
Change in net unrealized gain during the period	$(4,442)	$1,761	$(2,681)
Reclassification adjustment for net realized loss on sale included in available-for-sale securities	407	(163)	244
Net unrealized losses	(4,035)	1,598	(2,437)

Employee benefit plans:
Net retirement plan loss	(4,549)	1,115	(3,434)
Net retirement plan prior service credit	964	(236)	728
Amortization of net retirement plan actuarial loss	1,508	(603)	905
Amortization of net retirement plan prior service (cost) credit	15	(6)	9
Employee benefit plans	(2,062)	270	(1,792)

Other comprehensive loss	$(6,097)	$1,868	$(4,229)

December 31, 2016	Before-Tax Amount	Tax (Expense) Benefit	Net of Tax
Available-for-sale securities:
(in thousands)
Change in net unrealized gain during the period	$(7,689)	$3,074	$(4,615)
Reclassification adjustment for net realized gain on sale included in available-for-sale securities	(926)	370	(556)
Net unrealized losses	(8,615)	3,444	(5,171)

Employee benefit plans:
Net retirement plan loss	(2,787)	1,114	(1,673)
Net retirement plan prior service credit	(188)	75	(113)
Amortization of net retirement plan actuarial loss	1,338	(535)	803
Amortization of net retirement plan prior service (cost) credit	76	(30)	46
Employee benefit plans	(1,561)	624	(937)

Other comprehensive loss	$(10,176)	$4,068	$(6,108)

December 31, 2015	Before-Tax Amount	Tax (Expense) Benefit	Net of Tax
Available-for-sale securities:
(in thousands)
Change in net unrealized gain during the period	$(8,241)	$3,295	$(4,946)
Reclassification adjustment for net realized gain on sale included in available-for-sale securities	(1,108)	443	(665)
Net unrealized losses	(9,349)	3,738	(5,611)

Employee benefit plans:
Net retirement plan gain	1,846	(738)	1,108
Amortization of net retirement plan actuarial loss	2,218	(887)	1,331
Amortization of net retirement plan prior service (cost) credit	(6,362)	2,544	(3,818)
Employee benefit plans	(2,298)	919	(1,379)

Other comprehensive loss	$(11,647)	$4,657	$(6,990)

The following table presents the activity in our accumulated other comprehensive loss for the periods indicated:

(in thousands)	Available-for-Sale Securities	Employee Benefit Plans	Accumulated Other Comprehensive Income (loss)
Balance at January 1, 2015	$2,867	$(26,878)	$(24,011)
Other comprehensive loss	(5,611)	(1,379)	(6,990)
Balance at December 31, 2015	$(2,744)	$(28,257)	$(31,001)

Balance at January 1, 2016	(2,744)	(28,257)	(31,001)
Other comprehensive loss	(5,171)	(937)	(6,108)
Balance at December 31, 2016	$(7,915)	$(29,194)	$(37,109)

Balance at January 1, 2017	(7,915)	(29,194)	(37,109)
Other comprehensive loss	(2,437)	(1,792)	(4,229)
Reclassification due to adoption of ASU 2018-02	(2,653)	(7,305)	(9,958)
Balance at December 31, 2017	$(13,005)	$(38,291)	$(51,296)

December 31, 2017
Details about Accumulated other Comprehensive Income (Loss) Components (in thousands)	Amount Reclassified from Accumulated Other Comprehensive Income[1]	Affected Line Item in the Statement Where Net Income is Presented
Available-for-sale securities:
Unrealized gains and losses on available-for-sale securities	$(407)	Net (loss) gain on securities transactions
	163	Tax expense
	(244)	Net of tax
Employee benefit plans:
Amortization of the following [2]
Net retirement plan actuarial loss	(1,508)	Pension and other employee benefits
Net retirement plan prior service credit	(15)	Pension and other employee benefits
	(1,523)	Total before tax
	609	Tax benefit
	(914)	Net of tax

December 31, 2016
Details about Accumulated other Comprehensive Income (Loss) Components (in thousands)	Amount Reclassified from Accumulated Other Comprehensive Income[1]	Affected Line Item in the Statement Where Net Income is Presented
Available-for-sale securities:
Unrealized gains and losses on available-for-sale securities	$926	Net (loss) gain on securities transactions
	(370)	Tax expense
	556	Net of tax
Employee benefit plans:
Amortization of the following [2]
Net retirement plan actuarial loss	(1,338)	Pension and other employee benefits
Net retirement plan prior service credit	(76)	Pension and other employee benefits
	(1,414)	Total before tax
	565	Tax benefit
	(849)	Net of tax
1 Amounts in parentheses indicate debits in income statement.
2 The accumulated other comprehensive income components are included in the computation of net periodic benefit cost (See Note 11 - “Employee Benefit Plans”).

Note 16 Commitments and Contingent Liabilities

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

The Company’s maximum potential obligations to extend credit for loan commitments (unfunded loans, unused lines of credit, and standby letters of credit) outstanding on December 31 were as follows:

(in thousands)	2017	2016
Loan commitments	$148,611	$125,472
Standby letters of credit	27,805	57,723
Undisbursed portion of lines of credit	815,188	773,893
Total	$991,604	$957,088

Commitments to extend credit (including lines of credit) are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Standby letters of credit are conditional commitments to guarantee the performance of a customer to a third party. The Company extends standby letters of credit to its customers in the normal course of business. The standby letters of credit are generally short-term. As of December 31, 2017, the Company’s maximum potential obligation under standby letters of credit was $27.8 million. Management uses the same credit policies in making commitments to extend credit and standby letters of credit as are used for on-balance-sheet lending decisions. Based upon management’s evaluation of the counterparty, the Company may require collateral to support commitments to extend credit and standby letters of credit. The credit risk amounts are equal to the contractual amounts, assuming the amounts are fully advanced and collateral or other security is of no value. The Company does not anticipate losses as a result of these transactions. These commitments also have off-balance-sheet interest-rate risk, in that the interest rate at which these commitments were made may not be at market rates on the date the commitments are fulfilled. Since some commitments and standby letters of credit are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash flow requirements.

At December 31, 2017, the Company had rate lock agreements associated with mortgage loans to be sold in the secondary market (certain of which relate to loan applications for which no formal commitment has been made) amounting to approximately $797,000. In order to limit the interest rate risk associated with rate lock agreements, as well as the interest rate risk associated with mortgages held for sale, if any, the Company enters into agreements to sell loans in the secondary market to unrelated investors on a loan-by-loan basis. At December 31, 2017, the Company had approximately $797,000 of commitments to sell mortgages to unrelated investors on a loan-by-loan basis.

In the normal course of business, the Company is involved in various legal proceedings. In the opinion of management, based upon the review with counsel, the proceedings are not expected to have a material effect on the Company’s financial condition or results of operations.

Note 17 Earnings Per Share

Calculation of basic earnings per share (Basic EPS) and diluted earnings per share (Diluted EPS) is shown below.

	Year ended December 31,
(in thousands, except share and per share data)	2017	2016	2015
Basic
Net income available to common shareholders	$52,494	$59,340	$58,421
Less: income attributable to unvested stock-based compensation awards	(818)	(912)	(834)
Net earnings allocated to common shareholders	51,676	58,428	57,587

Weighted average shares outstanding, including unvested stock-based compensation awards	15,193,438	15,044,733	14,940,274

Less: unvested stock-based compensation awards	(243,006)	(232,021)	(212,081)
Weighted average shares outstanding - Basic	14,950,432	14,812,712	14,728,193

Diluted
Net earnings allocated to common shareholders	51,676	58,428	57,587

Weighted average shares outstanding - Basic	14,950,432	14,812,712	14,728,193

Plus: incremental shares from assumed conversion of stock-based compensation awards	122,823	123,519	134,833

Weighted average shares outstanding - Diluted	15,073,255	14,936,231	14,863,026

Basic EPS	$3.46	$3.94	$3.91
Diluted EPS	$3.43	$3.91	$3.87

Stock-based compensation awards representing 20,789, 72,321, and 108,159 common shares for 2017, 2016, and 2015, respectively, were not included in the computations of diluted earnings per common share because the effect on those periods would have been antidilutive.

Note 18 Fair Value Measurements

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

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of December 31, 2017 and 2016 segregated by the level of valuation inputs within the fair value hierarchy used to measure fair value.

Recurring Fair Value Measurements
December 31, 2017

(in thousands)	Fair Value 12/31/2017	(Level 1)	(Level 2)	(Level 3)
Available-for-sale securities
Obligations of U.S. Government sponsored entities	$504,193	$0	$504,193	$0
Obligations of U.S. states and political subdivisions	91,519	0	91,519	0
Mortgage-backed securities - residential
U.S. Government agencies	137,735	0	137,735	0
U.S. Government sponsored entities	656,178	0	656,178	0
Non-U.S. Government agencies or sponsored entities	75	0	75	0
U.S. corporate debt securities	2,162	0	2,162	0
Equity securities	913	0	0	913

The change in the fair value of the $913,000 of available-for-sale securities valued using significant unobservable inputs (level 3), between January 1, 2017 and December 31, 2017 was immaterial.

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

Certain assets are measured at fair value on a nonrecurring basis, that is, they are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances. For the Company, these include loans held for sale, collateral dependent impaired loans, other real estate owned, goodwill and other intangible assets. During 2017, certain collateral dependent impaired loans and other real estate owned at December 31, 2017, were adjusted down to fair value. Collateral values are estimated using Level 2 inputs based upon observable market data. Real estate values are generally valued using independent appraisals or other indications of value based on recent comparable sales of similar properties or assumptions generally available in the market.

		Fair value measurements at reporting date using:			Gain (losses) from fair value changes
(in thousands)	As of	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs	Twelve months ended
Assets:	12/31/2017	(Level 1)	(Level 2)	(Level 3)	12/31/2017
Impaired Loans	$4,617	$0	$4,617	$0	$(332)
Other real estate owned	2,047	0	2,047	0	(532)

		Fair value measurements at reporting date using:			Gain (losses) from fair value changes
(in thousands)	As of	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs	Twelve months ended
Assets:	12/31/2016	(Level 1)	(Level 2)	(Level 3)	12/31/2016
Impaired Loans	$7,296	$0	$7,296	$0	$(234)
Other real estate owned	908	0	908	0	(76)

The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments at December 31, 2017 and 2016. The carrying amounts shown in the table are included in the Consolidated Statements of Condition under the indicated captions. The fair value estimates, methods and assumptions set forth below for the Company’s financial instruments, including those financial instruments carried at cost, are made solely to comply with disclosures required by generally accepted accounting principles in the United States and does not always incorporate the exit-price concept of fair value prescribed by ASC Topic 820-10 and should be read in conjunction with the financial statements and notes included in this Report.

Estimated Fair Value of Financial Instruments
December 31, 2017
(in thousands)	Carrying Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets:

Cash and cash equivalents	$84,303	$84,303	$84,303	$0	$0
Securities - held-to-maturity	139,216	140,315	0	140,315	0
FHLB and FRB stock	50,498	50,498	0	50,498	0
Accrued interest receivable	20,122	20,122	0	20,122	0
Loans and leases, net[1]	4,632,288	4,555,720	0	4,617	4,551,103

Financial Liabilities:

Time deposits	$748,250	$744,310	$0	$744,310	$0
Other deposits	4,089,557	4,089,557	0	4,089,557	0
Securities sold under agreements to repurchase	75,177	75,177	0	75,177	0
Other borrowings	1,071,742	1,069,609	0	1,069,609	0
Trust preferred debentures	16,691	22,012	0	22,012	0
Accrued interest payable	2,054	2,054	0	2,054	0

1 Lease receivables, although excluded from the scope of ASC Topic 825, are included in the estimated fair value amounts at their carrying value.

Estimated Fair Value of Financial Instruments
December 31, 2016
(in thousands)	Carrying Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets:

Cash and cash equivalents	$63,954	$63,954	$63,954	$0	$0
Securities - held-to-maturity	142,119	142,832	0	142,832
FHLB and FRB stock	43,133	43,133	0	43,133	0
Accrued interest receivable	17,390	17,390	0	17,390	0
Loans and leases, net[1]	4,222,278	4,187,415	0	7,296	4,180,119

Financial Liabilities:

Time deposits	$870,788	$867,921	$0	$867,921	$0
Other deposits	3,754,351	3,754,351	0	3,754,351	0
Securities sold under agreements to repurchase	69,062	69,109		69,109
Other borrowings	884,815	884,842	0	884,842	0
Trust preferred debentures[2]	37,681	43,321	0	43,321	0
Accrued interest payable	1,902	1,902	0	1,902	0

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

Note 19 Regulations and Supervision

Capital Requirements:

The Company and its subsidiary banks are subject to various regulatory capital requirements administered by Federal bank regulatory agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material adverse effect on the Company’s business, results of operation and financial condition. Under capital adequacy guidelines and the regulatory framework for prompt corrective action (PCA), banks must meet specific guidelines that involve quantitative measures of assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. Capital amounts and classifications of the Company and its subsidiary banks are also subject to qualitative judgments by regulators concerning components, risk weightings, and other factors. Quantitative measures established by regulation to ensure capital adequacy require the maintenance of minimum amounts and ratios (set forth in the table below) of common equity Tier I capital, total capital and Tier 1 capital to risk-weighted assets (as defined in the regulation), and of Tier 1 capital to average assets (as defined in the regulation). Management believes that the Company and its subsidiary banks meet all capital adequacy requirements to which they are subject.

The Company early adopted ASU 2018-02, "Income Statement-Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income". ASU 2018-02 permits a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the newly enacted federal corporate income tax rate associated with the enactment of the Tax Cuts and Jobs Act in December 2017. The amount of the reclassification would be the difference between the historical corporate income tax rate of 35 percent and the newly enacted 21 percent corporate income tax rate. The adoption resulted in the reclassification from accumulated other comprehensive income (loss) to retained earnings totaling $10.0 million, reflected in the Consolidated Statements of Changes in Shareholders' Equity.

As of December 31, 2017, the most recent notifications from Federal bank regulatory agencies categorized Tompkins Trust Company, The Bank of Castile, Mahopac Bank, and VIST Bank as “well capitalized” under the regulatory framework for PCA. To be categorized as well capitalized, the Company and its subsidiary banks must maintain total risk-based, Tier 1 risk-based, common equity Tier 1 capital and Tier 1 leverage ratios as set forth in the table below. There are no conditions or events since that notification that management believes have changed the capital category of the Company or its subsidiary banks.

The following table presents actual and required capital ratios as of December 31, 2017 and December 31, 2016 for Tompkins and its four banking subsidiaries. The minimum required capital amounts presented include the minimum required capital levels as of January 1, 2019 when the Basel III Capital Rules have been fully phased-in. Capital levels required to be considered well capitalized are based upon prompt corrective action regulations, as amended to reflect the changes under the Basel III Capital Rules.

Actual capital amounts and ratios of the Company and its subsidiary banks are as follows:

	Actual	Minimum Capital Required- Basel III Fully Phased-In	Required to be Considered Well Capitalized
(dollar amounts in thousands)	Amount/Ratio	Amount/Ratio	Amount/Ratio
December 31, 2017
Total Capital (to risk-weighted assets)
The Company (consolidated)	$585,013 /12.3%	$500,676/>10.5%	$476,835/>10.0%
Trust Company	$171,774/12.5%	$144,235/>10.5%	$137,366/>10.0%
Castile	$125,510/11.3%	$117,042/>10.5%	$111,469/>10.0%
Mahopac	$117,740/12.1%	$102,555/>10.5%	$97,672/>10.0%
VIST	$148,185/11.4%	$136,518/>10.5%	$130,017/>10.0%
Common EquityTier 1 Capital (to risk-weighted assets)
The Company (consolidated)	$526,822/11.1%	$333,784/>7.0%	$309,943/>6.5%
Trust Company	$160,047/11.7%	$96,156/>7.0%	$89,288/>6.5%
Castile	$116,783/10.5%	$78,028>7.0%	$72,455/>6.5%
Mahopac	$105,979/10.9%	$68,370/>7.0%	$63,487/>6.5%
VIST	$138,901/10.7%	$91,012/>7.0%	$84,511/>6.5%
Tier 1 Capital (to risk-weighted assets)
The Company (consolidated)	$543,514/11.4%	$405,310/>8.5%	$381,468/>8.0%
Trust Company	$160,047/11.7%	$116,761/>8.5%	$109,893/>8.0%
Castile	$116,783/10.5%	$94,748/>8.5%	$89,175/>8.0%
Mahopac	$105,979/10.9%	$83,021/>8.5%	$78,137/>8.0%
VIST	$138,901/10.7%	$110,515/>8.5%	$104,014/>8.0%
Tier 1 Capital (to average assets)
The Company (consolidated)	$543,514/8.4%	$257,887/>4.0%	$322,359/>5.0%
Trust Company	$160,047/7.8%	$82,425/>4.0%	$103,031/>5.0%
Castile	$116,783/8.1%	$57,833/>4.0%	$72,292/>5.0%
Mahopac	$105,979/8.1%	$52,463/>4.0%	$65,578/>5.0%
VIST	$138,901/8.6%	$64,647/>4.0%	$80,809/>5.0%

December 31, 2016
Total Capital (to risk-weighted assets)
The Company (consolidated)	$540,109 /12.2%	$463,995/>10.5%	$441,900/>10.0%
Trust Company	$154,062/12.3%	$131,092/>10.5%	$124,850/>10.0%
Castile	$114,282/10.7%	$112,480/>10.5%	$107,124/>10.0%
Mahopac	$111,727/12.6%	$92,956/>10.5%	$88,530/>10.0%
VIST	$141,193/11.9%	$124,840/>10.5%	$118,895/>10.0%
Common EquityTier 1 Capital (to risk-weighted assets)
The Company (consolidated)	$486,006/11.0%	$309,330/>7.0%	$287,235/>6.5%
Trust Company	$144,672/11.6%	$87,395/>7.0%	$81,152/>6.5%
Castile	$105,998/9.9%	$74,986/>7.0%	$69,630/>6.5%
Mahopac	$100,956/11.4%	$61,971/>7.0%	$57,544/>6.5%
VIST	$133,505/11.2%	$83,226/>7.0%	$77,282/>6.5%
Tier 1 Capital (to risk-weighted assets)
The Company (consolidated)	$502,525/11.4%	$375,615/>8.5%	$353,520/>8.0%
Trust Company	$144,672/11.6%	$106,122/>8.5%	$99,880/>8.0%
Castile	$105,998/9.9%	$91,055/>8.5%	$85,699/>8.0%
Mahopac	$100,956/11.4%	$75,250/>8.5%	$70,824/>8.0%
VIST	$133,505/11.2%	$101,061/>8.5%	$95,116/>8.0%
Tier 1 Capital (to average assets)
The Company (consolidated)	$502,525/8.4%	$238,872/>4.0%	$298,590/>5.0%
Trust Company	$144,672/7.7%	$75,246/>4.0%	$94,057/>5.0%
Castile	$105,998/7.7%	$54,851/>4.0%	$68,563/>5.0%
Mahopac	$100,956/8.4%	$48,333/>4.0%	$60,416/>5.0%
VIST	$133,505/8.9%	$59,984/>4.0%	$74,980/>5.0%

Note 20 Condensed Parent Company Only Financial Statements

Condensed financial statements for Tompkins (the Parent Company) as of December 31, are presented below.

Condensed Statements of Condition
(in thousands)	2017	2016
Assets

Cash	$3,326	$28,398
Investment in subsidiaries, at equity	586,976	563,691
Other	10,686	10,345
Total Assets	$600,988	$602,434

Liabilities and Shareholders’ Equity

Borrowings	$9,000	$16,000
Trust preferred debentures issued to non-consolidated subsidiary	16,691	37,681
Other liabilities	517	800
Tompkins Financial Corporation Shareholders’ Equity	574,780	547,953
Total Liabilities and Shareholders’ Equity	$600,988	$602,434

Condensed Statements of Income
(in thousands)	2017	2016	2015
Dividends from available-for-sale securities	$0	$0	$2
Dividends received from subsidiaries	33,522	47,584	28,667
Other income	281	269	593
Total Operating Income	33,803	47,853	29,262

Interest expense	1,550	2,743	2,648
Other expenses	6,120	6,089	5,996
Total Operating Expenses	7,670	8,832	8,644
Income Before Taxes and Equity in Undistributed
Earnings of Subsidiaries	26,133	39,021	20,618
Income tax benefit	1,867	3,549	2,987
Equity in undistributed earnings of subsidiaries	24,494	16,770	34,816
Net Income	$52,494	$59,340	$58,421

Condensed Statements of Cash Flows
(in thousands)	2017	2016	2015
Operating activities
Net income	$52,494	$59,340	$58,421
Adjustments to reconcile net income to net cash provided by operating activities
Equity in undistributed earnings of subsidiaries	(24,494)	(16,770)	(34,816)
Other, net	(1,569)	1,826	1,511
Net Cash Provided by Operating Activities	26,431	44,396	25,116
Investing activities

Other, net	1,052	24	81
Net Cash Provided by Investing Activities	1,052	24	81
Financing activities

Borrowings, net	(28,161)	2,490	0
Cash dividends	(27,627)	(26,603)	(25,411)
Repurchase of common shares	0	(1,166)	(3,505)
Net shares issued related to restricted stock awards	(1,294)	(835)	(195)
Shares issued for dividend reinvestment plans	2,872	3,201	0
Shares issued for employee stock ownership plan	2,296	1,938	1,595
Net proceeds from exercise of stock options	(641)	(806)	1,382
Common stock issued	0	0	50
Net Cash Used in Financing Activities	(52,555)	(21,781)	(26,084)
Net (decrease) increase in cash	(25,072)	22,639	(887)
Cash at beginning of year	28,398	5,759	6,646
Cash at End of Year	$3,326	$28,398	$5,759

A Statement of Changes in Shareholders’ Equity has not been presented since it is the same as the Consolidated Statement of Changes in Shareholders’ Equity previously presented.

Note 21 Segment and Related Information

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

Banking

The banking segment is primarily comprised of the Company's four banking subsidiaries: Tompkins Trust Company, a commercial bank with 14 banking offices operated in Ithaca, NY and surrounding communities. The Bank of Castile (DBA Tompkins Bank of Castile), a commercial bank with 17 banking offices located in the Genesee Valley region of New York State as well as Monroe County; Mahopac Bank (DBA Tompkins Mahopac Bank), a commercial bank with 14 full-service banking offices located in the counties north of New York City; and VIST Bank (DBA Tompkins VIST Bank), a banking organization with 20 banking offices headquartered and operating in Southeastern Pennsylvania.

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

Insurance

The Company provides property and casualty insurance services and employee benefits consulting through Tompkins Insurance Agencies, Inc., a wholly-owned subsidiary of the Company, headquartered in Batavia, New York. Tompkins Insurance is an independent insurance agency, representing many major insurance carriers. Tompkins Insurance provides employee benefit consulting to employers in Western and Central New York and Southeastern Pennsylvania, assisting them with their medical, group life insurance and group disability insurance. Through the 2012 acquisition of VIST Financial, Tompkins Insurance expanded its operations with the addition of VIST Insurance, a full service agency offering a similar array of insurance products as Tompkins Insurance in southeastern Pennsylvania. Tompkins Insurance offers services to customers of the Company’s banking subsidiaries by sharing offices with The Bank of Castile, Tompkins Trust Company and VIST Bank. In addition to these shared offices, Tompkins Insurance has five stand-alone offices in Western New York, and one stand-alone office in Tompkins County, New York.

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

As of and for the year ended December 31, 2017
(in thousands)	Banking	Insurance	Wealth Management	Intercompany	Consolidated
Interest income	$226,764	$2	$0	$(2)	$226,764
Interest expense	25,462	0	0	(2)	25,460
Net interest income	201,302	2	0	0	201,304
Provision for loan and lease losses	4,161	0	0	0	4,161
Noninterest income	25,498	29,106	16,345	(1,745)	69,204
Noninterest expense	135,750	24,503	12,597	(1,745)	171,105
Income before income tax expense	86,889	4,605	3,748	0	95,242
Income tax expense	39,731	1,705	1,184	0	42,620
Net Income attributable to noncontrolling interests and Tompkins Financial Corporation	47,158	2,900	2,564	0	52,622
Less: Net income attributable to noncontrolling interests	128	0	0	0	128
Net Income attributable to Tompkins Financial Corporation	$47,030	$2,900	$2,564	$0	$52,494

Depreciation and amortization	$7,927	$285	$57	$0	$8,269
Assets	6,602,242	39,599	17,779	(11,330)	6,648,290
Goodwill	64,369	19,711	8,211	0	92,291
Other intangibles, net	5,170	3,812	281	0	9,263
Net loans and leases	4,629,349	0	0	0	4,629,349
Deposits	4,848,654	0	0	(10,847)	4,837,807
Total equity	530,386	31,083	14,733	0	576,202

As of and for the year ended December 31, 2016
(in thousands)	Banking	Insurance	Wealth Management	Intercompany & Merger	Consolidated
Interest income	$202,739	$2	$0	$(2)	$202,739
Interest expense	22,105	0	0	(2)	22,103
Net interest income	180,634	2	0	0	180,636
Provision for loan and lease losses	4,321	0	0	0	4,321
Noninterest income	24,402	29,741	15,842	(1,177)	68,808
Noninterest expense	123,004	24,564	12,216	(1,177)	158,607
Income before income tax expense	77,711	5,179	3,626	0	86,516
Income tax expense	23,928	1,906	1,211	0	27,045
Net Income attributable to noncontrolling interests and Tompkins Financial Corporation	53,783	3,273	2,415	0	59,471
Less: Net income attributable to noncontrolling interests	131	0	0	0	131
Net Income attributable to Tompkins Financial Corporation	$53,652	$3,273	$2,415	$0	$59,340

Depreciation and amortization	$6,401	$353	$75	$0	$6,829
Assets	6,190,824	38,988	15,403	(8,459)	6,236,756
Goodwill	64,369	20,043	8,211	0	92,623
Other intangibles, net	6,433	4,560	356	0	11,349
Net loans and leases	4,222,278	0	0	0	4,222,278
Deposits	4,633,527	0	0	(8,388)	4,625,139
Total equity	506,411	30,825	12,169	0	549,405

As of and for the year ended December 31, 2015
(in thousands)	Banking	Insurance	Wealth Management	Intercompany & Merger	Consolidated
Interest income	$188,598	$2	$148	$(2)	$188,746
Interest expense	20,367	0	0	(2)	20,365
Net interest income	168,231	2	148	0	168,381
Provision for loan and lease losses	2,945	0	0	0	2,945
Noninterest income	27,096	29,818	16,037	(1,011)	71,940
Noninterest expense	115,706	23,783	11,384	(1,011)	149,862
Income before income tax expense	76,676	6,037	4,801	0	87,514
Income tax expense	24,923	2,416	1,623	0	28,962
Net Income attributable to noncontrolling interests and Tompkins Financial Corporation	51,753	3,621	3,178	0	58,552
Less: Net income attributable to noncontrolling interests	131	0	0	0	131
Net Income attributable to Tompkins Financial Corporation	$51,622	$3,621	$3,178	$0	$58,421

Depreciation and amortization	5,985	367	116	0	$6,468
Assets	5,646,459	36,625	13,951	(7,040)	5,689,995
Goodwill	64,369	19,212	8,211	0	91,792
Other intangibles, net	7,820	4,187	441	0	12,448
Net loans and leases	3,740,038	0	0	0	3,740,038
Deposits	4,401,896	0	0	(6,590)	4,395,306
Total equity	476,138	28,182	12,146	0	516,466

Unaudited Quarterly Financial Data
	2017
(in thousands)	First	Second	Third	Fourth
Interest and dividend income	$53,621	$56,342	$57,772	$59,029
Interest expense	5,587	6,041	6,772	7,060
Net interest income	48,034	50,301	51,000	51,969
Provision for loan and lease losses	769	976	402	2,014
Income before income tax	23,137	25,207	25,917	20,981
Net income	15,717	16,926	17,394	2,457
Net income per common share (basic)	1.04	1.11	1.14	0.16
Net income per common share (diluted)	1.03	1.11	1.14	0.16

Unaudited Quarterly Financial Data
	2016
(in thousands)	First	Second	Third	Fourth
Interest and dividend income	$49,309	$50,417	$51,077	$51,936
Interest expense	5,271	5,510	5,760	5,562
Net interest income	44,038	44,907	45,317	46,374
Provision for loan and lease losses	855	978	782	1,706
Income before income tax	21,180	21,625	22,116	21,595
Net income	14,251	14,833	15,138	15,118
Net income per common share (basic)	0.95	0.99	1.01	1.00
Net income per common share (diluted)	0.94	0.98	1.00	0.99

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, including its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2017. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that as of the end of the period covered by this Form 10-K, the Company’s disclosure controls and procedures were effective.

Management’s Annual Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. As of December 31, 2017, management evaluated the effectiveness of the Company’s internal control over financial reporting based on the framework for effective internal control over financial reporting established in “Internal Control - Integrated Framework (2013),” issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on its evaluation under the COSO framework, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2017. The results of management’s assessment were reviewed with the Company’s Audit Committee of its Board of Directors. The independent registered public accounting firm that audited the Company’s consolidated financial statements included in this report has issued an attestation report on the Company’s internal controls over financial reporting, which is included in Part II, Item 8 of this Report.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2017, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item is incorporated herein by reference to the material under the captions “Proposal No. 1 – Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance”; the discussion of the Company’s code of ethics under “Corporate Governance Matters”; and the discussion of the Audit/Examining Committee under “Matters Relating to the Board of Directors - Board of Directors Committee Membership” all in the Company’s proxy statement relating to its 2018 annual meeting of shareholders (the “Proxy Statement”), which the Company intends to file with the Securities and Exchange Commission on or about March 29, 2018; and the material captioned “Executive Officers of the Registrant” in Part I of this Report on Form 10-K.

Item 11. Executive Compensation
The information called for by this item is incorporated herein by reference to the material under the captions, “Executive Compensation”, “Matters Relating to the Board of Directors - Director Compensation”, “Executive Compensation – Compensation Committee Interlocks and Insider Participation” and “Executive Compensation – Compensation Committee Report” in the Proxy Statement.
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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information regarding security ownership of management and certain beneficial owners is incorporated by reference to the information under the caption “Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement.

Information regarding stock-based compensation awards outstanding and available for future grant as of December 31, 2017 is presented in the table below.
Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (excluding Securities in Column (a))
	(a)	(b)	(c)
Equity Compensation Plans Approved by Security Holders	530,879	$54.23	772,109
Equity Compensation Plans Not Approved by Security Holders	0	0	0

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

Reports of KPMG LLP, Independent Registered Public Accounting Firm on Consolidated Financial Statements and Internal Control over Financial Reporting
Consolidated Statements of Condition as of December 31, 2017 and 2016
Consolidated Statements of Income for the years ended December 31, 2017, 2016, and 2015
Consolidated Statement of Comprehensive Income for the years ended December 31, 2017, 2016, and 2015
Consolidated Statements of Cash Flows for the years ended December 31, 2017, 2016, and 2015
Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2017, 2016, and 2015
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

Date: March 1, 2018

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

Signature	Date	Capacity	Signature	Date	Capacity
/S/Thomas R. Rochon	3/1/18	Chairman of the Board	/S/Susan A. Henry	3/1/18	Director
Thomas R. Rochon		Director	Susan A. Henry

/S/Stephen S. Romaine	3/1/18	President and Chief Executive	/S/Patricia A. Johnson	3/1/18	Director
Stephen S. Romaine		Officer (Principal Executive Officer)	Patricia A. Johnson
Director
			/S/Frank C. Milewski	3/1/18	Director
/S/James W. Fulmer	3/1/18	Vice Chairman, Director	Frank C. Milewski
James W. Fulmer
			/S/Michael H. Spain	3/1/18	Director
/S/Francis M. Fetsko	3/1/18	Executive Vice President and	Michael H. Spain
Francis M. Fetsko		Chief Financial Officer
		(Principal Financial Officer)	/S/Alfred J. Weber	3/1/18	Director
		(Principal Accounting	Alfred J. Weber
Officer)
/S/John E. Alexander	3/1/18	Director	/S/Craig Yunker	3/1/18	Director
John E. Alexander			Craig Yunker

/S/Paul J. Battaglia	3/1/18	Director
Paul J. Battaglia

/S/Daniel J. Fessenden	3/1/18	Director
Daniel J. Fessenden

(a)(3) Exhibits
Item No.	Description

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

10.6*	2001 Stock Option Plan, incorporated herein by reference to Exhibit 99 to the Company’s Registration Statement on Form S-8 (No. 333-75822), filed with the Commission on December 21, 2001.

10.7*
Supplemental Executive Retirement Agreement between James W. Fulmer and Tompkins Trustco, Inc., dated December 28, 2005, incorporated herein by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K, filed with the Commission on March 16, 2006.

10.8*
Amendment to Supplemental Executive Retirement Agreement between James W. Fulmer and the Company (formerly known as Tompkins Trustco, Inc.) dated as of September 2, 2014, incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on November 10, 2014.

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

10.13*
Tompkins Trustco, Inc. Officer Group Term Life Replacement Plan, as amended on June 26, 2006, incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on August 9, 2006.

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

10.19
General Conditions of the Contract for Construction dated as of May 27, 2016 by and between Tompkins Trust Company and LeChase Construction Services, LLC, incorporated herein by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q, filed with the Commission on August 9, 2016.

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

10.25*	Amendment No. 1 to Amended and Restated Retainer Plan for Eligible Directors of Tompkins Financial Corporation and Its Wholly-owned Subsidiaries, effective December 31, 2017, filed herewith.

21	Subsidiaries of Registrant, incorporated herein by reference to Exhibit 21 to the Company’s Annual Report on Form 10-K, filed with the Commission on March 17, 2014.

23	Consent of Independent Registered Public Accounting Firm (filed herewith)

24	Power of Attorney, included on signature page of this Report on Form 10-K.

31.1	Certification of the Chief Executive Officer as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of the Chief Financial Officer as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101
The following materials from the company’s Annual report on Form 10-K for the year ended December 31, 2017, formatted in XBRL (eXtensibel Business reporting Language): (i) Condensed Consolidated Statements of Condition as of December 31, 2017; (ii) Condensed Consolidated Statements of Income as of December 31, 2017; (iii) Condensed consolidated Statements of Comprehensive Income as of December 31, 2017; (iv) Condensed Consolidated Statements of Cash Flows as of December 31, 2017; (v) Condensed Consolidated Statements of Changes in Shareholders’ Equity as of December 31, 2017; and (vi) Notes to Unaudited Condensed Consolidated Financial Statements.

*Denotes management contract or compensatory plan or arrangement

P.O. Box 460, Ithaca, New York 14851
(607) 273-3210

www.tompkinsfinancial.com