Form 10-K/A
period 2017-12-31
TOMPKINS FINANCIAL CORP
filed 2018-03-05
CIK 1005817

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

EXLPLANATORY NOTE

The Registrant has prepared this Amendment No. 1 (“Amendment”) on Form 10-K/A to its Annual Report on Form 10-K for the fiscal year ended December 31, 2017, as filed on March 1, 2018 (the “Original Form 10-K”) for the sole purpose of re-filing Exhibit 23 to the Original Form 10-K. The Consent of Independent Registered Public Accounting Firm, filed as Exhibit 23 to the Original Form 10-K, inadvertently omitted a reference to the Registrant’s Registration Statement No. 333-219427, filed on Form S-3, from the list of registration statements into which the KPMG LLP’s reports, dated March 1, 2018, may be incorporated by reference. The registrant is now re-filing Exhibit 23 in order to add the reference to such registration statement and to eliminate references to registration statements under which the registrant is no longer offering securities. No other changes have been made to the Original Form 10-K, and this Amendment does not amend, update or change any other items or disclosure found in the Original Form 10-K. As such, this Amendment No1 should be read in conjunction with the Original From 10-K. Further, this Amendment does not reflect subsequent events occurring after the filing date of the Original Form 10-K or modify or update in any way disclosures made in the Original Form 10-K. This Amendment is an exhibit-only filing.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by our principal executive officer and principal financial officer are filed herewith as exhibits to this Amendment.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)(3)	Exhibits

The exhibits listed on the Exhibit Index of this Amendment, incorporated by reference in this Item 15, have been previously filed, are filed herewith, or are incorporated herein by reference to other filings, as indicated.

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
  Date: March 5, 2018

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

10.25*
Amendment No. 1 to Amended and Restated Retainer Plan for Eligible Directors of Tompkins Financial Corporation and Its Wholly-owned Subsidiaries, effective December 31, 2017, previously filed by the registrant with the Original Form 10-K.

21	Subsidiaries of Registrant, incorporated herein by reference to Exhibit 21 to the Company’s Annual Report on Form 10-K, filed with the Commission on March 17, 2014.

23	Consent of Independent Registered Public Accounting Firm (filed herewith)

24	Power of Attorney, previously filed by the registrant with the Original 10-K.

31.1	Certification of the Chief Executive Officer as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of the Chief Financial Officer as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

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

101
The following materials from the company’s Annual report on Form 10-K for the year ended December 31, 2017, formatted in XBRL (eXtensibel Business reporting Language), all of which were previously filed by the registrant with the Original Form 10-K: (i) Condensed Consolidated Statements of Condition as of December 31, 2017; (ii) Condensed Consolidated Statements of Income as of December 31, 2017; (iii) Condensed consolidated Statements of Comprehensive Income as of December 31, 2017; (iv) Condensed Consolidated Statements of Cash Flows as of December 31, 2017; (v) Condensed Consolidated Statements of Changes in Shareholders’ Equity as of December 31, 2017; and (vi) Notes to Unaudited Condensed Consolidated Financial Statements, previously filed by the registrant with the Original 10-K.

*Denotes management contract or compensatory plan or arrangement