Form 10-Q
period 2018-03-31
TOMPKINS FINANCIAL CORP
filed 2018-05-09
CIK 1005817

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, "non-accelerated filer", “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐ No ☒.

Indicate the number of shares of the Registrant’s Common Stock outstanding as of the latest practicable date:

Class	Outstanding as of April 30, 2018
Common Stock, $0.10 par value	15,286,105 shares

TOMPKINS FINANCIAL CORPORATION

FORM 10-Q

TOMPKINS FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CONDITION

(In thousands, except share and per share data)	As of	As of
ASSETS	3/31/2018	12/31/2017
	(unaudited)	(audited)
Cash and noninterest bearing balances due from banks	$66,396	$77,688
Interest bearing balances due from banks	1,706	6,615
Cash and Cash Equivalents	68,102	84,303

Available-for-sale securities, at fair value (amortized cost of $1,408,360 at March 31, 2018 and $1,409,996 at December 31, 2017)	1,371,664	1,392,775
Held-to-maturity securities, at amortized cost (fair value of $137,843 at March 31, 2018 and $140,315 at December 31, 2017)	139,131	139,216
Originated loans and leases, net of unearned income and deferred costs and fees	4,408,081	4,358,543
Acquired loans and leases	296,765	310,577
Less: Allowance for loan and lease losses	40,211	39,771
Net Loans and Leases	4,664,635	4,629,349

Federal Home Loan Bank and other stock	47,020	50,498
Bank premises and equipment, net	92,139	86,995
Corporate owned life insurance	80,623	80,106
Goodwill	92,291	92,291
Other intangible assets, net	8,791	9,263
Accrued interest and other assets	83,732	83,494
Total Assets	$6,648,128	$6,648,290
LIABILITIES
Deposits:
Interest bearing:
Checking, savings and money market	2,893,619	2,651,632
Time	685,600	748,250
Noninterest bearing	1,350,684	1,437,925
Total Deposits	4,929,903	4,837,807

Federal funds purchased and securities sold under agreements to repurchase	69,131	75,177
Other borrowings	995,074	1,071,742
Trust preferred debentures	16,734	16,691
Other liabilities	57,875	70,671
Total Liabilities	$6,068,717	$6,072,088
EQUITY
Tompkins Financial Corporation shareholders’ equity:
Common Stock - par value $.10 per share: Authorized 25,000,000 shares; Issued: 15,321,245 at March 31, 2018; and 15,301,524 at December 31, 2017	1,532	1,530
Additional paid-in capital	366,666	364,031
Retained earnings	279,830	265,007
Accumulated other comprehensive loss	(65,617)	(51,296)
Treasury stock, at cost – 116,587 shares at March 31, 2018, and 120,805 shares at December 31, 2017	(4,444)	(4,492)
Total Tompkins Financial Corporation Shareholders’ Equity	577,967	574,780

Noncontrolling interests	1,444	1,422
Total Equity	$579,411	$576,202
Total Liabilities and Equity	$6,648,128	$6,648,290

See notes to unaudited condensed consolidated financial statements.

TOMPKINS FINANCIAL CORPORATION
 CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended
(In thousands, except per share data) (Unaudited)	3/31/2018	3/31/2017
INTEREST AND DIVIDEND INCOME
Loans	$50,894	$44,951
Due from banks	7	2
Available-for-sale securities	7,644	7,322
Held-to-maturity securities	858	878
Federal Home Loan Bank and other stock	737	468
Total Interest and Dividend Income	60,140	53,621
INTEREST EXPENSE
Time certificates of deposits of $250,000 or more	(14)	441
Other deposits	2,783	2,347
Federal funds purchased and securities sold under agreements to repurchase	46	108
Trust preferred debentures	279	367
Other borrowings	4,359	2,324
Total Interest Expense	7,453	5,587
Net Interest Income	52,687	48,034
Less: Provision for loan and lease losses	567	769
Net Interest Income After Provision for Loan and Lease Losses	52,120	47,265
NONINTEREST INCOME
Insurance commissions and fees	7,394	7,118
Investment services income	4,246	3,791
Service charges on deposit accounts	2,132	2,167
Card services income	2,146	2,009
Other income	1,788	2,155
Gain on sale of available-for-sale securities	124	0
Total Noninterest Income	17,830	17,240
NONINTEREST EXPENSES
Salaries and wages	20,998	19,635
Other employee benefits	5,376	5,634
Net occupancy expense of premises	3,646	3,511
Furniture and fixture expense	1,975	1,597
FDIC insurance	667	538
Amortization of intangible assets	451	493
Other operating expense	10,608	9,960
Total Noninterest Expenses	43,721	41,368
Income Before Income Tax Expense	26,229	23,137
Income Tax Expense	5,761	7,388
Net Income attributable to Noncontrolling Interests and Tompkins Financial Corporation	20,468	15,749
Less: Net income attributable to noncontrolling interests	32	32
Net Income Attributable to Tompkins Financial Corporation	$20,436	$15,717
Basic Earnings Per Share	$1.34	$1.04
Diluted Earnings Per Share	$1.33	$1.03

See notes to unaudited condensed consolidated financial statements.

TOMPKINS FINANCIAL CORPORATION
 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended
(In thousands) (Unaudited)	3/31/2018	3/31/2017
Net income attributable to noncontrolling interests and Tompkins Financial Corporation	$20,468	$15,749
Other comprehensive (loss) income, net of tax:

Available-for-sale securities:
Change in net unrealized gain/loss during the period	(14,610)	1,197
Reclassification adjustment for net realized gain on sale of available-for-sale securities included in net income	(94)	0

Employee benefit plans:
Amortization of net retirement plan actuarial gain	315	214
Amortization of net retirement plan prior service cost	3	14

Other comprehensive (loss)/gain	(14,386)	1,425

Subtotal comprehensive income attributable to noncontrolling interests and Tompkins Financial Corporation	6,082	17,174
Less: Net income attributable to noncontrolling interests	(32)	(32)
Total comprehensive income attributable to Tompkins Financial Corporation	$6,050	$17,142

See notes to unaudited condensed consolidated financial statements.

TOMPKINS FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
(In thousands) (Unaudited)	3/31/2018	3/31/2017
OPERATING ACTIVITIES
Net income attributable to Tompkins Financial Corporation	$20,436	$15,717
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	567	769
Depreciation and amortization of premises, equipment, and software	2,473	1,787
Amortization of intangible assets	451	493
Earnings from corporate owned life insurance	(517)	(630)
Net amortization on securities	2,371	2,782
Amortization/accretion related to purchase accounting	(972)	(747)
Net gain on securities transactions	124	0
Net gain on sale of loans originated for sale	(21)	(13)
Proceeds from sale of loans originated for sale	840	53
Loans originated for sale	(824)	(40)
Net gain on sale of bank premises and equipment	(6)	(6)
Net excess tax benefit from stock based compensation	56	299
Stock-based compensation expense	855	706
Decrease in accrued interest receivable	(734)	(1,425)
Decrease in accrued interest payable	(92)	(146)
Other, net	(5,862)	(4,690)
Net Cash Provided by Operating Activities	19,145	14,909
INVESTING ACTIVITIES
Proceeds from maturities, calls and principal paydowns of available-for-sale securities	35,611	38,492
Proceeds from sales of available-for-sale securities	45,885	0
Proceeds from maturities, calls and principal paydowns of held-to-maturity securities	1,447	1,227
Purchases of available-for-sale securities	(82,256)	(37,169)
Purchases of held-to-maturity securities	(1,461)	(750)
Net increase in loans	(35,579)	(39,601)
Net decrease in Federal Home Loan Bank stock	3,478	8,120
Proceeds from sale of bank premises and equipment	17	19
Purchases of bank premises and equipment	(7,127)	(7,397)
Other, net	0	1,711
Net Cash Used in Investing Activities	(39,985)	(35,348)
FINANCING ACTIVITIES
Net increase in demand, money market, and savings deposits	154,746	220,639
Net (decrease) increase in time deposits	(61,896)	5,092
Net (decrease) increase in Federal funds purchased and securities sold under agreements to repurchase	(6,046)	1,654
Increase in other borrowings	118,332	45,000
Repayment of other borrowings	(195,000)	(212,530)
Redemption of trust preferred debentures	0	(21,161)
Cash dividends	(7,328)	(6,815)
Repurchase of common stock	(1,205)	0
Shares issued for dividend reinvestment plan	0	1,078
Shares issued for employee stock ownership plan	3,073	2,296
Net proceeds from exercise of stock options	(37)	(296)
Net Cash Provided by Financing Activities	4,639	34,957
Net (Decrease) Increase in Cash and Cash Equivalents	(16,201)	14,518
Cash and cash equivalents at beginning of period	84,303	63,954
Total Cash & Cash Equivalents at End of Period	$68,102	$78,472

See notes to unaudited condensed consolidated financial statements.

TOMPKINS FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands) (Unaudited)	3/31/2018	3/31/2017
Supplemental Information:
Cash paid during the year for - Interest	$8,300	$6,018
Cash paid during the year for - Taxes	62	89
Transfer of loans to other real estate owned	0	2,520

See notes to unaudited condensed consolidated financial statements.

TOMPKINS FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

(In thousands except share and per share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Non- controlling Interests	Total
Balances at January 1, 2017	$1,517	$357,414	$230,182	$(37,109)	$(4,051)	$1,452	$549,405
Net income attributable to noncontrolling interests and Tompkins Financial Corporation			15,717			32	15,749
Other comprehensive income				1,425			1,425
Total Comprehensive Income							17,174
Cash dividends ($0.45 per share)			(6,815)				(6,815)
Net exercise of stock options (7,372 shares)	1	(297)					(296)
Shares issued for dividend reinvestment plan (11,343 shares)	1	1,077					1,078
Stock-based compensation expense		706					706
Shares issued for employee stock ownership plan (27,412 shares)	3	2,293					2,296
Directors deferred compensation plan (2,552 shares)		6			(6)		0
Restricted stock activity ((1,027) shares)	0	0					0
Partial repurchase of noncontrolling interest						(30)	(30)
Balances at March 31, 2017	$1,522	$361,199	$239,084	$(35,684)	$(4,057)	$1,454	$563,518

Balances at January 1, 2018	$1,530	$364,031	$265,007	$(51,296)	$(4,492)	$1,422	$576,202
Net income attributable to noncontrolling interests and Tompkins Financial Corporation			20,436			32	20,468
Other comprehensive loss				(14,386)			(14,386)
Total Comprehensive Income							6,082
Cash dividends ($0.48 per share)			(7,328)				(7,328)
Net exercise of stock options (1,670 shares)	0	(37)					(37)
Common stock repurchased and returned to unissued status ( 15,500 shares)	(1)	(1,204)					(1,205)
Stock-based compensation expense		855					855
Shares issued for employee stock ownership plan (38,883 shares)	4	3,069					3,073
Directors deferred compensation plan ((4,218) shares)		(48)			48		0
Restricted stock activity ((5,332) shares)	(1)	0					(1)
Adoption of ASU 2014-09			1,780				1,780
Adoption of ASU 2016-01			(65)	65			0
Partial repurchase of noncontrolling interest						(10)	(10)
Balances at March 31, 2018	$1,532	$366,666	$279,830	$(65,617)	$(4,444)	$1,444	$579,411

See notes to unaudited condensed consolidated financial statements

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Business

Tompkins Financial Corporation (“Tompkins” or the “Company”) is headquartered in Ithaca, New York and is registered as a Financial Holding Company with the Federal Reserve Board under the Bank Holding Company Act of 1956, as amended. The Company is a locally oriented, community-based financial services organization that offers a full array of products and services, including commercial and consumer banking, leasing, trust and investment management, financial planning and wealth management, and insurance services. At March 31, 2018, the Company’s subsidiaries included: four wholly-owned banking subsidiaries, Tompkins Trust Company (the “Trust Company”), The Bank of Castile (DBA Tompkins Bank of Castile), Mahopac Bank (formerly known as Mahopac National Bank, DBA Tompkins Mahopac Bank), VIST Bank (DBA Tompkins VIST Bank); and a wholly-owned insurance agency subsidiary, Tompkins Insurance Agencies, Inc. (“Tompkins Insurance”). The trust division of the Trust Company provides a full array of investment services, including investment management, trust and estate, financial and tax planning as well as life, disability and long-term care insurance services. The Company’s principal offices are located at The Commons, Ithaca, New York, 14851, and its telephone number is (888) 503-5753. The Company’s common stock is traded on the NYSE American under the Symbol “TMP.”

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

2. Basis of Presentation

The unaudited consolidated financial statements included in this quarterly report do not include all of the information and footnotes required by GAAP for a full year presentation and certain disclosures have been condensed or omitted in accordance with rules and regulations of the SEC. In the application of certain accounting policies, management is required to make assumptions regarding the effect of matters that are inherently uncertain. These estimates and assumptions affect the reported amounts of certain assets, liabilities, revenues, and expenses in the unaudited condensed consolidated financial statements. Different amounts could be reported under different conditions, or if different assumptions were used in the application of these accounting policies. The accounting policies that management considers critical in this respect are the determination of the allowance for loan and lease losses and the review of its securities portfolio for other than temporary impairment.

In management’s opinion, the unaudited condensed consolidated financial statements reflect all adjustments of a normal recurring nature. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year ended December 31, 2018. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. There have been no significant changes to the Company’s accounting policies from those presented in the 2017 Annual Report on Form 10-K. The Company did adopt several accounting pronouncements effective January 1, 2018, which resulted in some revisions to the Company's accounting policies. Refer to Note 3 - "New Accounting Standards" below for details.

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

3. New Accounting Standards

Newly Adopted Accounting Standards

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers” ("ASC 606"). The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies generally will be required to use more judgment and make more estimates than under current guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. For financial reporting purposes, the standard allows for either full retrospective adoption, meaning the standard is applied to all of the periods presented, or modified retrospective adoption, meaning the standard is applied only to the most current period presented in the financial statements with the cumulative effect of initially applying the standard recognized at the date of initial application. Since the guidance does not apply to revenue associated with financial instruments, including loans and securities that are accounted for under other GAAP, the new guidance did not have a material impact on revenue most closely associated with financial instruments, including interest income and expense. The Company completed its overall assessment of revenue streams and review of related contracts potentially affected by the ASU, including trust and asset management fees, deposit related fees, interchange fees, merchant income, and annuity and insurance commissions.

On January 1, 2018, the Company adopted ASC 606 using the modified retrospective method for all contracts. Results for reporting periods beginning January 1, 2018 are presented under ASC 606, while prior period amounts were not adjusted and continue to be reported in accordance with the Company’s historic accounting under Topic 605, Revenue Recognition.

The Company recorded a net increase to beginning retained earnings of $1.8 million as of January 1, 2018 due to the cumulative impact of adopting ASC 606. The impact to beginning retained earnings was primarily driven by the recognition of $1.8 million of contingency income related to our insurance business segment. The adoption of ASC 606 did not have a significant impact on the Company’s consolidated financial statements as of and for the three-month period ended March 31, 2018 and, as a result, comparisons of revenues and operating profit performance between periods are not affected by the adoption of this ASU. Refer to Note 11 for additional disclosures required by ASC 606.

In January 2016, the FASB issued ASU No. 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities.” This ASU addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments by making targeted improvements to GAAP as follows: (1) require equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. However, an entity may choose to measure equity investments that do not have readily determinable fair values at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer; (2) simplify the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment. When a qualitative assessment indicates that impairment exists, an entity is required to measure the investment at fair value; (3) eliminate the requirement to disclose the fair value of financial instruments measured at amortized cost for entities that are not public business entities; (4) eliminate the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; (5) require public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; (6) require an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments; (7) require separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (that is, securities or loans and receivables) on the balance sheet or the accompanying notes to the financial statements; and (8) clarify that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. The Company adopted ASU No. 2016-01 effective January 1, 2018, and recognized a cumulative-effect adjustment of $65,000 for the after-tax impact of the unrealized loss on equity securities. In addition, the Company measured the fair value of its loan portfolio as of March 31, 2018 using an exit price notion. Refer to Note 14 "Fair Value".

In August 2016, the FASB issued ASU No. 2016-15, “Classification of Certain Cash Receipts and Cash Payments.” ASU 2016-15 provides guidance related to certain cash flow issues in order to reduce the current and potential future diversity in practice. The Company adopted ASU No. 2016-15 on January 1, 2018. ASU No. 2016-15 did not have a material impact on the Company’s consolidated financial statements.

In March 2017, the FASB issued ASU No. 2017-07, “Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost.” Under the new guidance, employers are required to present the service cost component of the net periodic benefit cost in the same income statement line item (e.g., Salaries and Benefits) as other employee compensation costs arising from services rendered during the period. In addition, only the service cost component will be eligible for capitalization in assets. Employers will present the other components of net periodic benefit cost separately (e.g., Other Noninterest Expense) from the line item that includes the service cost. ASU No. 2017-07 is effective for interim and annual reporting periods beginning after December 15, 2017. Employers will apply the guidance on the presentation of the components of net periodic benefit cost in the income statement retrospectively. The guidance limiting the capitalization of net periodic benefit cost in assets to the service cost component will be applied prospectively. The Company adopted ASU No. 2017-07 on January 1, 2018 and utilized the ASU’s practical expedient allowing entities to estimate amounts for comparative periods using the information previously disclosed in their pension and other postretirement benefit plan footnote. ASU No. 2017-07 did not have a material impact on the Company’s consolidated financial statements.

In May 2017, the FASB issued ASU 2017-09, “Compensation-Stock Compensation (Topic 718)- Scope of Modification Accounting.” ASU 2017-09 clarifies when changes to the terms or conditions of a share-based payment award must be accounted for as modifications. Under ASU 2017-09, an entity will not apply modification accounting to a share-based payment award if all of the following are the same immediately before and after the change: (i) the award's fair value, (ii) the award's vesting conditions and (iii) the award's classification as an equity or liability instrument. ASU 2017-09 became effective for us on January 1, 2018 and did not have a significant impact on our consolidated financial statements.

ASU 2018-02, "Income Statement-Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income" was issued to address a narrow-scope financial reporting issue that arose as a consequence of the change in the tax law. On December 22, 2017, the U.S. federal government enacted a tax bill, H.R.1, An Act to Provide for Reconciliation Pursuant to Titles II and V of the Concurrent Resolution on the Budget for Fiscal Year 2018 (Tax Cuts and Jobs Act of 2017). ASU 2018-02 allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the newly enacted federal corporate income tax rate. The amount of the reclassification would be the difference between the historical corporate income tax rate of 35 percent and the newly enacted 21 percent corporate income tax rate. ASU 2018-02 is effective for all entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years with early adoption permitted, including adoption in any interim period, for (i) public business entities for reporting periods for which financial statements have not yet been issued and (ii) all other entities for reporting periods for which financial statements have not yet been made available for issuance. The changes are applied retrospectively to each period (or periods) in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act of 2017 is recognized. The Company early adopted ASU 2018-02 in 2017, which resulted in the reclassification from accumulated other comprehensive income (loss) to retained earnings totaling $10.0 million, reflected in the consolidated statements of changes in shareholders' equity.

ASU 2018-05, "Income Taxes (Topic 740) - Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin (SAB) No. 118." ASU 2018-05 amends the Accounting Standards Codification to incorporate various SEC paragraphs pursuant to the issuance of SAB 118. SAB 118 addresses the application of generally accepted accounting principles in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Cuts and Jobs Act.

Accounting Standards Pending Adoption

Information about certain recently issued accounting standards updates is presented below. Also refer to Note 1 - "Summary of Significant Accounting Policies" in our 2017 Form 10-K for additional information related to previously issued accounting standards updates.

ASU 2016-02,“Leases (Topic 842).” ASU 2016-02 will, among other things, require lessees to recognize a lease liability, which is a lessee‘s obligation to make lease payments arising from a lease, measured on a discounted basis; and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. ASU 2016-02 does not significantly change lease accounting requirements applicable to lessors; however, certain changes were made to align, where necessary, lessor accounting with the lessee accounting model and ASC Topic 606, “Revenue from Contracts with Customers.” ASU 2016-2 will be effective for Tompkins on January 1, 2019 and will require transition using a modified retrospective approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The Company occupies certain banking offices and uses certain equipment under noncancelable operating lease agreements, which currently are not reflected in its consolidated statements of condition. Tompkins is preparing an inventory of its leases and evaluating the impact of this ASU on these leases. Upon adoption of the guidance, the Company expects to report increased assets and increased liabilities as a result of recognizing right-of-use assets and lease liabilities on its consolidated statements of condition. Tompkins is currently evaluating the extent of the impact that the adoption of this ASU will have on our consolidated financial statements.

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

4. Securities

Available-for-Sales Securities
The following table summarizes available-for-sale securities held by the Company at March 31, 2018:

	Available-for-Sale Securities
March 31, 2018	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(in thousands)
Obligations of U.S. Government sponsored entities	$498,644	$7	$8,804	$489,847
Obligations of U.S. states and political subdivisions	91,623	106	1,381	90,348
Mortgage-backed securities – residential, issued by
U.S. Government agencies	133,524	461	4,305	129,680
U.S. Government sponsored entities	681,110	422	22,877	658,655
Non-U.S. Government agencies or sponsored entities	64	0	0	64
U.S. corporate debt securities	2,500	0	325	2,175
Total debt securities	1,407,465	996	37,692	1,370,769
Equity securities	895	0	0	895
Total available-for-sale securities	$1,408,360	$996	$37,692	$1,371,664

 The following table summarizes available-for-sale securities held by the Company at December 31, 2017:

	Available-for-Sale Securities
December 31, 2017	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(in thousands)
Obligations of U.S. Government sponsored entities	$507,248	$278	$3,333	$504,193
Obligations of U.S. states and political subdivisions	91,659	281	421	91,519
Mortgage-backed securities – residential, issued by
U.S. Government agencies	139,747	659	2,671	137,735
U.S. Government sponsored entities	667,767	1,045	12,634	656,178
Non-U.S. Government agencies or sponsored entities	75	0	0	75
U.S. corporate debt securities	2,500	0	338	2,162
Total debt securities	1,408,996	2,263	19,397	1,391,862
Equity securities	1,000	0	87	913
Total available-for-sale securities	$1,409,996	$2,263	$19,484	$1,392,775

Held-to-Maturity Securities
The following table summarizes held-to-maturity securities held by the Company at March 31, 2018:

	Held-to-Maturity Securities
March 31, 2018	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(in thousands)
Obligations of U.S. Government sponsored entities	$131,607	$0	$1,327	$130,280
Obligations of U.S. states and political subdivisions	7,524	46	7	7,563
Total held-to-maturity debt securities	$139,131	$46	$1,334	$137,843

The following table summarizes held-to-maturity securities held by the Company at December 31, 2017:

	Held-to-Maturity Securities
December 31, 2017	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(in thousands)
Obligations of U.S. Government sponsored entities	$131,707	$1,103	$90	$132,720
Obligations of U.S. states and political subdivisions	7,509	93	7	7,595
Total held-to-maturity debt securities	$139,216	$1,196	$97	$140,315

The Company may from time to time sell investment securities from its available-for-sale portfolio. Realized gains on available-for-sale securities were $124,000 for the three months ended March 31, 2018 and $0 for the three months ended March 31, 2017. Realized losses on available-for-sale securities were $0 for the three months ended March 31, 2018 and $0 for the three months ended March 31, 2017. The sales of available-for-sale investment securities were the result of general investment portfolio and interest rate risk management.

The following table summarizes available-for-sale securities that had unrealized losses at March 31, 2018:

	Less than 12 Months		12 Months or Longer		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of U.S. Government sponsored entities	$409,674	$7,130	$53,485	$1,674	$463,159	$8,804
Obligations of U.S. states and political subdivisions	55,531	854	11,677	527	67,208	1,381

Mortgage-backed securities – residential, issued by
U.S. Government agencies	29,731	892	83,490	3,413	113,221	4,305
U.S. Government sponsored entities	254,886	5,999	387,360	16,878	642,246	22,877
U.S. corporate debt securities	0	0	2,175	325	2,175	325
Total available-for-sale securities	$749,822	$14,875	$538,187	$22,817	$1,288,009	$37,692

The following table summarizes available-for-sale securities that had unrealized losses at December 31, 2017:

	Less than 12 Months		12 Months or Longer		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of U.S. Government sponsored entities	$319,545	$2,301	$39,791	$1,032	$359,336	$3,333
Obligations of U.S. states and political subdivisions	39,571	219	11,729	202	51,300	421

Mortgage-backed securities – residential, issued by
U.S. Government agencies	33,056	452	86,562	2,219	119,618	2,671
U.S. Government sponsored entities	208,524	1,941	410,767	10,693	619,291	12,634
U.S. corporate debt securities	0	0	2,163	338	2,163	338
Equity securities	0	0	913	87	913	87
Total available-for-sale securities	$600,696	$4,913	$551,925	$14,571	$1,152,621	$19,484

The following table summarizes held-to-maturity securities that had unrealized losses at March 31, 2018.

	Less than 12 Months		12 Months or Longer		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of U.S. Government sponsored entities	$130,280	$1,327	$0	$0	$130,280	$1,327

Obligations of U.S. states and political subdivisions	4,193	7	0	0	4,193	7
Total held-to-maturity securities	$134,473	$1,334	$0	$0	$134,473	$1,334

The following table summarizes held-to-maturity securities that had unrealized losses at December 31, 2017.

	Less than 12 Months		12 Months or Longer		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of U.S. Government sponsored entities	$20,505	$90	$0	$0	$20,505	$90

Obligations of U.S. states and political subdivisions	5,094	7	0	0	5,094	7
Total held-to-maturity securities	$25,599	$97	$0	$0	$25,599	$97

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

The Company does not intend to sell other-than-temporarily impaired investment securities that are in an unrealized loss position until recovery of unrealized losses (which may be until maturity), and it is not more-likely-than not that the Company will be required to sell the investment securities, before recovery of their amortized cost basis, which may be at maturity. Accordingly, as of March 31, 2018, and December 31, 2017, management has determined that the unrealized losses detailed in the tables above are not other-than-temporary.

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

As a result of the other-than-temporarily impairment review process, the Company does not consider any investment security held at March 31, 2018 to be other-than-temporarily impaired.

The amortized cost and estimated fair value of debt securities by contractual maturity are shown in the following table. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Mortgage-backed securities are shown separately since they are not due at a single maturity date.

March 31, 2018
(in thousands)	Amortized Cost	Fair Value
Available-for-sale securities:
Due in one year or less	$36,830	$36,761
Due after one year through five years	348,958	344,236
Due after five years through ten years	189,435	184,497
Due after ten years	17,544	16,876
Total	592,767	582,370
Mortgage-backed securities	814,698	788,399
Total available-for-sale debt securities	$1,407,465	$1,370,769

December 31, 2017
(in thousands)	Amortized Cost	Fair Value
Available-for-sale securities:
Due in one year or less	$51,909	$51,932
Due after one year through five years	368,846	367,377
Due after five years through ten years	162,061	160,374
Due after ten years	18,591	18,191
Total	601,407	597,874
Mortgage-backed securities	807,589	793,988
Total available-for-sale debt securities	$1,408,996	$1,391,862

March 31, 2018
(in thousands)	Amortized Cost	Fair Value
Held-to-maturity securities:
Due in one year or less	$6,636	$6,638
Due after one year through five years	62,088	61,519
Due after five years through ten years	70,407	69,686
Total held-to-maturity debt securities	$139,131	$137,843

December 31, 2017
(in thousands)	Amortized Cost	Fair Value
Held-to-maturity securities:
Due in one year or less	$5,980	$5,979
Due after one year through five years	51,936	52,227
Due after five years through ten years	81,300	82,109
Due after ten years	0	0
Total held-to-maturity debt securities	$139,216	$140,315

The Company also holds non-marketable Federal Home Loan Bank New York (“FHLBNY”) stock, non-marketable Federal Home Loan Bank Pittsburgh (“FHLBPITT”) stock and non-marketable Atlantic Community Bankers Bank stock, all of which are required to be held for regulatory purposes and for borrowing availability. The required investment in FHLB stock is tied to the Company’s borrowing levels with the FHLB. Holdings of FHLBNY stock, FHLBPITT stock, and ACBB stock totaled $29.9 million, $17.0 million and $95,000 at March 31, 2018, respectively. These securities are carried at par, which is also cost. The FHLBNY and FHLBPITT continue to pay dividends and repurchase stock. Quarterly, we evaluate our investment in the FHLB for impairment. We evaluate recent and long-term operating performance, liquidity, funding and capital positions, stock repurchase history, dividend history and impact of legislative and regulatory changes. Based on our most recent evaluation, as of March 31, 2018, we have determined that no impairment write-downs are currently required.

5. Loans and Leases
Loans and Leases at March 31, 2018 and December 31, 2017 were as follows:

	3/31/2018			12/31/2017
(in thousands)	Originated	Acquired	Total Loans and Leases	Originated	Acquired	Total Loans and Leases
Commercial and industrial
Agriculture	$93,896	$0	$93,896	$108,608	$0	$108,608
Commercial and industrial other	916,520	50,529	967,049	932,067	50,976	983,043
Subtotal commercial and industrial	1,010,416	50,529	1,060,945	1,040,675	50,976	1,091,651
Commercial real estate
Construction	200,185	1,456	201,641	202,486	1,480	203,966
Agriculture	135,484	241	135,725	129,712	247	129,959
Commercial real estate other	1,726,674	195,346	1,922,020	1,660,782	206,020	1,866,802
Subtotal commercial real estate	2,062,343	197,043	2,259,386	1,992,980	207,747	2,200,727
Residential real estate
Home equity	211,444	26,084	237,528	212,812	28,444	241,256
Mortgages	1,051,711	22,204	1,073,915	1,039,040	22,645	1,061,685
Subtotal residential real estate	1,263,155	48,288	1,311,443	1,251,852	51,089	1,302,941
Consumer and other
Indirect	11,921	0	11,921	12,144	0	12,144
Consumer and other	49,907	905	50,812	50,214	765	50,979
Subtotal consumer and other	61,828	905	62,733	62,358	765	63,123
Leases	13,818	0	13,818	14,467	0	14,467
Total loans and leases	4,411,560	296,765	4,708,325	4,362,332	310,577	4,672,909
Less: unearned income and deferred costs and fees	(3,479)	0	(3,479)	(3,789)	0	(3,789)
Total loans and leases, net of unearned income and deferred costs and fees	$4,408,081	$296,765	$4,704,846	$4,358,543	$310,577	$4,669,120

The outstanding principal balance and the related carrying amount of the Company’s loans acquired in the VIST Bank acquisition are as follows at March 31, 2018 and December 31, 2017:

(in thousands)	3/31/2018	12/31/2017
Acquired Credit Impaired Loans
Outstanding principal balance	$14,013	$14,337
Carrying amount	11,774	11,962

Acquired Non-Credit Impaired Loans
Outstanding principal balance	287,337	301,128
Carrying amount	284,991	298,615

Total Acquired Loans
Outstanding principal balance	301,350	315,465
Carrying amount	296,765	310,577

The Company has adopted comprehensive lending policies, underwriting standards and loan review procedures. Management reviews these policies and procedures on a regular basis. The Company discussed its lending policies and underwriting guidelines for its various lending portfolios in Note 3 – “Loans and Leases” in the Notes to Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. There have been no significant changes in these policies and guidelines since the date of that report. As such, these policies are reflective of new originations as well as those balances held at March 31, 2018. The Company’s Board of Directors approves the lending policies at least annually. The Company recognizes that exceptions to policy guidelines may occasionally occur and has established procedures for approving exceptions to these policy guidelines. Management has also implemented reporting systems to monitor loan origination, loan quality, concentrations of credit, loan delinquencies and nonperforming loans and potential problem loans.

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

The below table is an age analysis of past due loans, segregated by originated and acquired loan and lease portfolios, and by class of loans, as of March 31, 2018 and December 31, 2017.

March 31, 2018
(in thousands)	30-89 days	90 days or more	Current Loans	Total Loans	90 days and accruing1	Nonaccrual
Originated Loans and Leases
Commercial and industrial
Agriculture	$0	$0	$93,896	$93,896	$0	$0
Commercial and industrial other	736	719	915,065	916,520	0	4,668
Subtotal commercial and industrial	736	719	1,008,961	1,010,416	0	4,668
Commercial real estate
Construction	0	0	200,185	200,185	0	0
Agriculture	163	0	135,321	135,484	0	0
Commercial real estate other	2,641	961	1,723,072	1,726,674	0	5,192
Subtotal commercial real estate	2,804	961	2,058,578	2,062,343	0	5,192
Residential real estate
Home equity	670	431	210,343	211,444	0	1,504
Mortgages	1,852	2,643	1,047,216	1,051,711	0	6,825
Subtotal residential real estate	2,522	3,074	1,257,559	1,263,155	0	8,329
Consumer and other
Indirect	296	52	11,573	11,921	0	164
Consumer and other	155	15	49,737	49,907	0	76
Subtotal consumer and other	451	67	61,310	61,828	0	240
Leases	0	0	13,818	13,818	0	0
Total loans and leases	6,513	4,821	4,400,226	4,411,560	0	18,429
Less: unearned income and deferred costs and fees	0	0	(3,479)	(3,479)	0	0
Total originated loans and leases, net of unearned income and deferred costs and fees	$6,513	$4,821	$4,396,747	$4,408,081	$0	$18,429
Acquired Loans and Leases
Commercial and industrial
Commercial and industrial other	12	60	50,457	50,529	60	13
Subtotal commercial and industrial	12	60	50,457	50,529	60	13
Commercial real estate
Construction	0	0	1,456	1,456	0	0
Agriculture	0	0	241	241	0	0
Commercial real estate other	67	1,544	193,735	195,346	502	528
Subtotal commercial real estate	67	1,544	195,432	197,043	502	528
Residential real estate
Home equity	210	395	25,479	26,084	62	1,693
Mortgages	534	650	21,020	22,204	453	1,118
Subtotal residential real estate	744	1,045	46,499	48,288	515	2,811
Consumer and other
Consumer and other	0	0	905	905	0	0
Subtotal consumer and other	0	0	905	905	0	0
Total acquired loans and leases, net of unearned income and deferred costs and fees	$823	$2,649	$293,293	$296,765	$1,077	$3,352

December 31, 2017
(in thousands)	30-89 days	90 days or more	Current Loans	Total Loans	90 days and accruing[1]	Nonaccrual
Originated loans and leases
Commercial and industrial
Agriculture	$0	$0	$108,608	$108,608	$0	$0
Commercial and industrial other	431	849	930,787	932,067	0	2,852
Subtotal commercial and industrial	431	849	1,039,395	1,040,675	0	2,852
Commercial real estate
Construction	0	0	202,486	202,486	0	0
Agriculture	0	0	129,712	129,712	0	0
Commercial real estate other	1,583	2,125	1,657,074	1,660,782	0	5,402
Subtotal commercial real estate	1,583	2,125	1,989,272	1,992,980	0	5,402
Residential real estate
Home equity	1,045	448	211,319	212,812	0	1,537
Mortgages	3,153	2,692	1,033,195	1,039,040	0	6,108
Subtotal residential real estate	4,198	3,140	1,244,514	1,251,852	0	7,645
Consumer and other
Indirect	449	205	11,490	12,144	6	278
Consumer and other	130	42	50,042	50,214	38	76
Subtotal consumer and other	579	247	61,532	62,358	44	354
Leases	0	0	14,467	14,467	0	0
Total loans and leases	6,791	6,361	4,349,180	4,362,332	44	16,253
Less: unearned income and deferred costs and fees	0	0	(3,789)	(3,789)	0	0
Total originated loans and leases, net of unearned income and deferred costs and fees	$6,791	$6,361	$4,345,391	$4,358,543	$44	$16,253
Acquired loans and leases
Commercial and industrial
Commercial and industrial other	12	61	50,903	50,976	61	0
Subtotal commercial and industrial	12	61	50,903	50,976	61	0
Commercial real estate
Construction	0	0	1,480	1,480	0	0
Agriculture	0	0	247	247	0	0
Commercial real estate other	167	727	205,126	206,020	515	546
Subtotal commercial real estate	167	727	206,853	207,747	515	546
Residential real estate
Home equity	601	564	27,279	28,444	130	1,604
Mortgages	472	942	21,231	22,645	440	1,114
Subtotal residential real estate	1,073	1,506	48,510	51,089	570	2,718
Consumer and other
Consumer and other	4	0	761	765	0	0
Subtotal consumer and other	4	0	761	765	0	0
Covered loans	0	0	0	0	0	0
Total acquired loans and leases, net of unearned income and deferred costs and fees	$1,256	$2,294	$307,027	$310,577	$1,146	$3,264
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

Since the methodology is based upon historical experience and trends as well as management’s judgment, factors may arise that result in different estimates. Significant factors that could give rise to changes in these estimates may include, but are not limited to, changes in economic conditions in the local area, concentration of risk, changes in interest rates, and declines in local property values. While management’s evaluation of the allowance as of March 31, 2018, considers the allowance to be appropriate, under adversely different conditions or assumptions, the Company would need to increase or decrease the allowance.

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

The following tables detail activity in the allowance for loan and lease losses segregated by originated and acquired loan and lease portfolios and by portfolio segment for the three months ended March 31, 2018 and 2017. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

Three months ended March 31, 2018
(in thousands)	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer and Other	Finance Leases	Total
Allowance for originated loans and leases
Beginning balance	$11,812	$20,412	$6,161	$1,301	$0	$39,686

Charge-offs	(3)	0	(185)	(292)	0	(480)
Recoveries	6	170	42	75	0	293
Provision (credit)	616	(180)	(46)	218	0	608
Ending Balance	$12,431	$20,402	$5,972	$1,302	$0	$40,107

Three months ended March 31, 2018
(in thousands)	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer and Other	Finance Leases	Total
Allowance for acquired loans
Beginning balance	$25	$0	$54	$6	$0	$85

Charge-offs	(1)	0	0	0	0	(1)
Recoveries	20	8	33	0	0	61
Provision (credit)	(19)	(8)	(14)	0	0	(41)
Ending Balance	$25	$0	$73	$6	$0	$104

Three months ended March 31, 2017
(in thousands)	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer and Other	Finance Leases	Total
Allowance for originated loans and leases
Beginning balance	$9,389	$19,836	$5,149	$1,224	$0	$35,598

Charge-offs	(75)	(21)	(374)	(280)	0	(750)
Recoveries	76	235	27	127	0	465
Provision (credit)	883	(936)	584	71		602
Ending Balance	$10,273	$19,114	$5,386	$1,142	$0	$35,915

Three months ended March 31, 2017
(in thousands)	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer and Other	Covered Loans	Total
Allowance for acquired loans
Beginning balance	$0	$97	$54	$6	$0	$157

Charge-offs	(9)	(74)	0	0	0	(83)
Recoveries	0	10	0	0	0	10
Provision (credit)	9	43	115	0	0	167
Ending Balance	$0	$76	$169	$6	$0	$251

At March 31, 2018 and December 31, 2017, the allocation of the allowance for loan and lease losses summarized on the basis of the Company’s impairment methodology was as follows:

(in thousands)	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer and Other	Finance Leases	Total
Allowance for originated loans and leases
March 31, 2018
Individually evaluated for impairment	$446	$25	$0	$0	$0	$471
Collectively evaluated for impairment	11,985	20,377	5,972	1,302	0	39,636
Ending balance	$12,431	$20,402	$5,972	$1,302	$0	$40,107

(in thousands)	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer and Other	Covered Loans	Total
Allowance for acquired loans
March 31, 2018
Individually evaluated for impairment	$25	$0	$0	$0	$0	$25
Collectively evaluated for impairment	0	0	73	6	0	79
Ending balance	$25	$0	$73	$6	$0	$104

(in thousands)	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer and Other	Finance Leases	Total
Allowance for originated loans and leases
December 31, 2017
Individually evaluated for impairment	$441	$0	$0	$0	$0	$441
Collectively evaluated for impairment	11,371	20,412	6,161	1,301	0	39,245
Ending balance	$11,812	$20,412	$6,161	$1,301	$0	$39,686

(in thousands)	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer and Other	Covered Loans	Total
Allowance for acquired loans
December 31, 2017
Individually evaluated for impairment	$25	$0	$0	$0	$0	$25
Collectively evaluated for impairment	0	0	54	6	0	60
Ending balance	$25	$0	$54	$6	$0	$85

The recorded investment in loans and leases summarized on the basis of the Company’s impairment methodology as of March 31, 2018 and December 31, 2017 was as follows:

(in thousands)	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer and Other	Finance Leases	Total
Originated loans and leases
March 31, 2018
Individually evaluated for impairment	$4,430	$6,481	$3,996	$0	$0	$14,907
Collectively evaluated for impairment	1,005,986	2,055,862	1,259,159	61,828	13,818	4,396,653
Total	$1,010,416	$2,062,343	$1,263,155	$61,828	$13,818	$4,411,560

(in thousands)	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer and Other	Covered Loans	Total
Acquired loans
March 31, 2018
Individually evaluated for impairment	$306	$1,588	$1,793	$0	$0	$3,687
Loans acquired with deteriorated credit quality	261	6,133	5,380	0	0	11,774
Collectively evaluated for impairment	49,962	189,322	41,115	905	0	281,304
Total	$50,529	$197,043	$48,288	$905	$0	$296,765

(in thousands)	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer and Other	Finance Leases	Total
Originated loans and leases
December 31, 2017
Individually evaluated for impairment	$1,759	$6,626	$3,965	$0	$0	$12,350
Collectively evaluated for impairment	1,038,916	1,986,354	1,247,887	62,358	14,467	4,349,982
Total	$1,040,675	$1,992,980	$1,251,852	$62,358	$14,467	$4,362,332

(in thousands)	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer and Other	Covered Loans	Total
Acquired loans
December 31, 2017
Individually evaluated for impairment	$276	$1,372	$1,823	$0	$0	$3,471
Loans acquired with deteriorated credit quality	506	7,481	3,975	0	0	11,962
Collectively evaluated for impairment	50,194	198,894	45,291	765	0	295,144
Total	$50,976	$207,747	$51,089	$765	$0	$310,577

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

	3/31/2018			12/31/2017
(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
Originated loans and leases with no related allowance

Commercial and industrial
Commercial and industrial other	$3,078	$3,078	$0	$1,246	$1,250	$0
Commercial real estate
Commercial real estate other	6,456	6,656	0	6,626	6,626	0
Residential real estate
Home equity	3,996	4,171	0	3,965	4,049	0
Subtotal	$13,530	$13,905	$0	$11,837	$11,925	$0

Originated loans and leases with related allowance

Commercial and industrial
Commercial and industrial other	1,352	1,352	446	513	532	441
Commercial real estate
Commercial real estate other	25	25	25	0	0	0
Subtotal	$1,377	$1,377	$471	$513	$532	$441
Total	$14,907	$15,282	$471	$12,350	$12,457	$441

	3/31/2018			12/31/2017
(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
Acquired loans and leases with no related allowance

Commercial and industrial
Commercial and industrial other	$281	$373	$0	$226	$226	$0
Commercial real estate
Commercial real estate other	1,588	1,598	0	1,372	1,474	0
Residential real estate
Home equity	1,793	1,824	0	1,823	1,854	0
Subtotal	$3,662	$3,795	$0	$3,421	$3,554	$0

Acquired loans and leases with related allowance

Commercial and industrial
Commercial and industrial other	25	25	25	50	50	25
Subtotal	$25	$25	$25	$50	$50	$25
Total	$3,687	$3,820	$25	$3,471	$3,604	$25

The average recorded investment and interest income recognized on impaired loans for the three months ended March 31, 2018 and 2017 was as follows:

	Three Months Ended 03/31/2018		Three Months Ended 03/31/17
(in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Originated loans and leases with no related allowance
Commercial and industrial
Commercial and industrial other	2,399	0	280	0
Commercial real estate
Commercial real estate other	6,373	0	8,162	0
Residential real estate
Home equity	3,980	0	3,488	0
Subtotal	$12,752	$0	$11,930	$0

Originated loans and leases with related allowance

Commercial and industrial
Commercial and industrial other	864	0	155	0
Commercial real estate
Commercial real estate other	13	0	597	0
Subtotal	$877	$0	$752	$0
Total	$13,629	$0	$12,682	$0

	Three Months Ended 03/31/2018		Three Months Ended 03/31/2017
(in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Acquired loans and leases with no related allowance
Commercial and industrial
Commercial and industrial other	265	0	165	0
Commercial real estate
Commercial real estate other	1,469	0	2,746	0
Residential real estate
Home equity	1,808	0	1,411	0
Subtotal	$3,542	$0	$4,322	$0

Acquired loans and leases with related allowance

Commercial and industrial
Commercial and industrial other	37	0	0	0
Commercial real estate
Commercial real estate other	0	0	77	0
Residential real estate
Home equity	0	0	60
Subtotal	$37	$0	$137	$0
Total	$3,579	$0	$4,459	$0

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

The following tables present information on loans modified in troubled debt restructuring during the periods indicated.

March 31, 2018	Three Months Ended
				Defaulted TDRs[2]
(in thousands)	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Loans	Post-Modification Outstanding Recorded Investment
Residential real estate
Home equity[1]	1	63	63	0	0
Total	1	$63	$63	0	$0
1 Represents the following concessions:  extension of term and reduction of rate.
2 TDRs that defaulted during the three months ended March 31, 2018 that were restructured in the prior twelve months.

March 31, 2017	Three Months Ended
				Defaulted TDRs[2]
(in thousands)	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Loans	Post-Modification Outstanding Recorded Investment
Residential real estate
Home equity[1]	1	73	73	1	55
Total	1	$73	$73	1	$55
1 Represents the following concessions:  extension of term and reduction of rate.
2 TDRs that defaulted during the three months ended March 31, 2017 that had been restructured in the prior twelve months.

The following tables present credit quality indicators (internal risk grade) by class of commercial and industrial loans and commercial real estate loans as of March 31, 2018 and December 31, 2017.

March 31, 2018
	Commercial and Industrial	Commercial and Industrial	CommercialReal Estate	CommercialReal Estate	CommercialReal Estate
(in thousands)	Other	Agriculture	Other	Agriculture	Construction	Total
Originated Loans and Leases
Internal risk grade:
Pass	$897,768	$84,257	$1,695,690	$124,567	$200,185	$3,002,467
Special Mention	8,899	4,520	15,624	5,503	0	34,546
Substandard	9,853	5,119	15,360	5,414	0	35,746
Total	$916,520	$93,896	$1,726,674	$135,484	$200,185	$3,072,759

March 31, 2018
	Commercial and Industrial	Commercial and Industrial	Commercial Real Estate	Commercial Real Estate	Commercial Real Estate
(in thousands)	Other	Agriculture	Other	Agriculture	Construction	Total
Acquired Loans and Leases
Internal risk grade:
Pass	$50,251	$0	$191,680	$241	$1,456	$243,628
Special Mention	0	0	476	0	0	476
Substandard	278	0	3,190	0	0	3,468
Total	$50,529	$0	$195,346	$241	$1,456	$247,572

December 31, 2017
	Commercial and Industrial	Commercial and Industrial	Commercial Real Estate	Commercial Real Estate	Commercial Real Estate
(in thousands)	Other	Agriculture	Other	Agriculture	Construction	Total
Originated Loans and Leases
Internal risk grade:
Pass	$919,214	$100,470	$1,627,713	$119,392	$201,948	$2,968,737
Special Mention	6,680	8,068	19,068	9,980	538	44,334
Substandard	6,173	70	14,001	340	0	20,584
Total	$932,067	$108,608	$1,660,782	$129,712	$202,486	$3,033,655

December 31, 2017
	Commercial and Industrial	Commercial and Industrial	Commercial Real Estate	Commercial Real Estate	Commercial Real Estate
(in thousands)	Other	Agriculture	Other	Agriculture	Construction	Total
Acquired Loans and Leases
Internal risk grade:
Pass	$50,554	$0	$198,822	$247	$1,480	$251,103
Special Mention	0	0	2,265	0	0	2,265
Substandard	422	0	4,933	0	0	5,355
Total	$50,976	$0	$206,020	$247	$1,480	$258,723

The following tables present credit quality indicators by class of residential real estate loans and by class of consumer loans. Nonperforming loans include nonaccrual, impaired, and loans 90 days past due and accruing interest. All other loans are considered performing as of March 31, 2018 and December 31, 2017. For purposes of this footnote, acquired loans that were recorded at fair value at the acquisition date and are 90 days or greater past due are considered performing.

March 31, 2018
(in thousands)	Residential Home Equity	Residential Mortgages	Consumer Indirect	Consumer Other	Total
Originated Loans and Leases
Performing	$209,940	$1,044,886	$11,757	$49,831	$1,316,414
Nonperforming	1,504	6,825	164	76	8,569
Total	$211,444	$1,051,711	$11,921	$49,907	$1,324,983

March 31, 2018
(in thousands)	Residential Home Equity	Residential Mortgages	Consumer Indirect	Consumer Other	Total
Acquired Loans and Leases
Performing	$24,329	$20,633	$0	$905	$45,867
Nonperforming	1,755	1,571	0	0	3,326
Total	$26,084	$22,204	$0	$905	$49,193

December 31, 2017
(in thousands)	Residential Home Equity	Residential Mortgages	Consumer Indirect	Consumer Other	Total
Originated Loans and Leases
Performing	$211,275	$1,032,932	$11,866	$50,138	$1,306,211
Nonperforming	1,537	6,108	278	76	7,999
Total	$212,812	$1,039,040	$12,144	$50,214	$1,314,210

December 31, 2017
(in thousands)	Residential Home Equity	Residential Mortgages	Consumer Indirect	Consumer Other	Total
Acquired Loans and Leases
Performing	$26,840	$21,531	$0	$765	$49,136
Nonperforming	1,604	1,114	0	0	2,718
Total	$28,444	$22,645	$0	$765	$51,854

7. Earnings Per Share

Earnings per share in the table below, for the three month periods ended March 31, 2018 and 2017 are calculated under the two-class method as required by ASC Topic 260, Earnings Per Share. ASC 260 provides that unvested share-based payment awards that contain nonforfeitable rights to dividends are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. The Company has issued restricted stock awards that contain such rights and are therefore considered participating securities. Basic earnings per common share are calculated by dividing net income allocable to common stock by the weighted average number of common shares, excluding participating securities, during the period. Diluted earnings per common share include the dilutive effect of participating securities.

	Three Months Ended
(in thousands, except share and per share data)	3/31/2018	3/31/2017
Basic
Net income available to common shareholders	$20,436	$15,717
Less: Income attributable to unvested stock-based compensation awards	(347)	(261)
Net earnings allocated to common shareholders	20,089	15,456

Weighted average shares outstanding, including unvested stock-based compensation awards	15,271,930	15,151,521

Less: unvested stock-based compensation awards	(258,452)	(250,583)
Weighted average shares outstanding - Basic	15,013,478	14,900,938

Diluted
Net earnings allocated to common shareholders	20,089	15,456

Weighted average shares outstanding - Basic	15,013,478	14,900,938

Plus: incremental shares from assumed conversion of stock--based compensation awards	99,040	141,676

Weighted average shares outstanding - Diluted	15,112,518	15,042,614

Basic EPS	1.34	1.04
Diluted EPS	1.33	1.03
Stock-based compensation awards representing 20,242 and 48,515 of common shares during the three months ended March 31, 2018 and 2017, respectively, were not included in the computations of diluted earnings per common share because the effect on those periods would have been antidilutive.

8. Other Comprehensive Income (Loss)

The following tables present reclassifications out of the accumulated other comprehensive income (loss) for the three month periods ended March 31, 2018 and 2017.

	Three Months Ended March 31, 2018
(in thousands)	Before-Tax Amount	Tax (Expense) Benefit	Net of Tax
Available-for-sale securities:
Change in net unrealized gain/loss during the period	$(19,351)	$4,741	$(14,610)
Reclassification adjustment for net realized gain on sale of available-for-sale securities included in net income	(124)	30	(94)
Net unrealized loss	(19,475)	4,771	(14,704)

Employee benefit plans:
Amortization of net retirement plan actuarial gain	417	(102)	315
Amortization of net retirement plan prior service cost	4	(1)	3
Employee benefit plans	421	(103)	318
Other comprehensive loss	$(19,054)	$4,668	$(14,386)

	Three Months Ended March 31, 2017
(in thousands)	Before-Tax Amount	Tax (Expense) Benefit	Net of Tax
Available-for-sale securities:
Change in net unrealized gain/loss during the period	$1,995	$(798)	$1,197
Reclassification adjustment for net realized gain on sale of available-for-sale securities included in net income	0	0	0
Net unrealized gains	1,995	(798)	1,197

Employee benefit plans:
Amortization of net retirement plan actuarial gain	357	(143)	214
Amortization of net retirement plan prior service cost	23	(9)	14
Employee benefit plans	380	(152)	228
Other comprehensive income	$2,375	$(950)	$1,425

The following table presents the activity in our accumulated other comprehensive income (loss) for the periods indicated:

(in thousands)	Available-for- Sale Securities	Employee Benefit Plans	Accumulated Other Comprehensive (Loss) Income
Balance at January 1, 2018	$(13,005)	$(38,291)	$(51,296)
Other comprehensive loss before reclassifications	(14,610)	0	(14,610)
Amounts reclassified from accumulated other comprehensive (loss) income	(94)	318	224
Net current-period other comprehensive loss	(14,704)	318	(14,386)
Adoption of ASU 2016-01	65	$0	65
Balance at March 31, 2018	$(27,644)	$(37,973)	$(65,617)

Balance at January 1, 2017	$(7,915)	$(29,194)	$(37,109)
Other comprehensive income before reclassifications	1,197	0	1,197
Amounts reclassified from accumulated other comprehensive (loss) income	0	228	228
Net current-period other comprehensive income	1,197	228	1,425
Balance at March 31, 2017	$(6,718)	$(28,966)	$(35,684)

The following tables present the amounts reclassified out of each component of accumulated other comprehensive (loss) income for the three months ended March 31, 2018 and 2017.

Three months ended March 31, 2018
Details about Accumulated other Comprehensive Income Components (in thousands)	Amount Reclassified from Accumulated Other Comprehensive (Loss) Income[1]	Affected Line Item in the Statement Where Net Income is Presented
Available-for-sale securities:
Unrealized gains and losses on available-for-sale securities	$124	Net gain on securities transactions
	(30)	Tax expense
	94	Net of tax
Employee benefit plans:
Amortization of the following [2]
Net retirement plan actuarial gain	(417)	Other operating expense
Net retirement plan prior service cost	(4)	Other operating expense
	(421)	Total before tax
	103	Tax benefit
	(318)	Net of tax

Three Months Ended March 31, 2017
Details about Accumulated other Comprehensive Income Components (in thousands)	Amount Reclassified from Accumulated Other Comprehensive (Loss) Income[1]	Affected Line Item in the Statement Where Net Income is Presented
Available-for-sale securities:
Unrealized gains and losses on available-for-sale securities	$0	Net gain on securities transactions
	0	Tax expense
	0	Net of tax
Employee benefit plans:
Amortization of the following [2]
Net retirement plan actuarial gain	(357)	Other operating expense
Net retirement plan prior service credit	(23)	Other operating expense
	(380)	Total before tax
	152	Tax benefit
	(228)	Net of tax

1 Amounts in parentheses indicated debits in income statement.
2 The accumulated other comprehensive (loss) income components are included in the computation of net periodic benefit cost (See Note 9 - “Employee Benefit Plan”).

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

Components of Net Periodic Benefit (Income) Cost

	Pension Benefits Three Months Ended		Life and Health Three Months Ended		SERP Benefits Three Months Ended
(in thousands)	3/31/2018	3/31/2017	3/31/2018	3/31/2017	3/31/2018	3/31/2017
Service cost	$0	$0	$53	$68	$45	$54
Interest cost	591	607	65	71	206	209
Expected return on plan assets	(1,417)	(1,267)	0	0	0	0
Amortization of net retirement plan actuarial loss	267	252	15	4	135	101
Amortization of net retirement plan prior service (credit) cost	(3)	(3)	(15)	4	22	22
Net periodic benefit (income) cost	$(562)	$(411)	$118	$147	$408	$386

The service component of net periodic benefit cost for the Company’s benefit plans is recorded as a part of salaries and wages in the consolidated statements of income. All other components are recorded as part of other operating expenses in the consolidated statements of income.

The Company realized approximately $318,000 and $228,000, net of tax, as amortization of amounts previously recognized in accumulated other comprehensive (loss) income, for the three months ended March 31, 2018 and 2017, respectively.

The Company is not required to contribute to the pension plan in 2018, but it may make voluntary contributions. The Company did not contribute to the pension plan in the first three months of 2018 and 2017.

10. Other Income and Operating Expense

Other income and operating expense totals are presented in the table below.  Components of these totals exceeding 1% of the aggregate of total noninterest income and total noninterest expenses for any of the years presented below are stated separately.

	Three Months Ended
(in thousands)	3/31/2018	3/31/2017
Noninterest Income
Other service charges	$808	$820
Increase in cash surrender value of corporate owned life insurance	517	630
Net gain on sale of loans	21	13
Other income	442	692
Total other income	$1,788	$2,155
Noninterest Expenses
Marketing expense	$1,141	$1,174
Professional fees	1,877	1,362
Legal fees	207	264
Technology expense	2,400	1,891
Cardholder expense	632	1,182
Other expenses	4,351	4,087
Total other operating expense	$10,608	$9,960

Note 11. Revenue Recognition
On January 1, 2018, the Company adopted ASU No. 2014-09 “Revenue from Contracts with Customers” (ASC 606) and all subsequent ASUs that modified ASC 606. As stated in Note 3 - "New Accounting Standards," results for reporting periods beginning after January 1, 2018 are presented under ASC 606, while prior period amounts were not adjusted and continue to be reported in accordance with our historic accounting under ASC 605. The Company recorded a net increase to beginning retained earnings of $1.8 million as of January 1, 2018 due to the cumulative impact of adopting ASC 606. The impact to beginning retained earnings was primarily driven by the recognition of contingency income related to our insurance business segment.

Under ASC 606, the Company made any necessary revisions to its policies related to the new revenue recognition guidance. In general, for revenue not associated with financial instruments, guarantees and lease contracts, we apply the following steps when recognizing revenue from contracts with customers: (i) identify the contract, (ii) identify the performance obligations, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations and (v) recognize revenue when performance obligation is satisfied. Our contracts with customers are generally short term in nature, typically due within one year or less or cancellable by us or our customer upon a short notice period. Performance obligations for our customer contracts are generally satisfied at a single point in time, typically when the transaction is complete, or over time. For performance obligations satisfied over time, we primarily use the output method, directly measuring the value of the products/services transferred to the customer, to determine when performance obligations have been satisfied. We typically receive payment from customers and recognize revenue concurrent with the satisfaction of our performance obligations. In most cases, this occurs within a single financial reporting period. For payments received in advance of the satisfaction of performance obligations, revenue recognition is deferred until such time the performance obligations have been satisfied. In cases where we have not received payment despite satisfaction of our performance obligations, we accrue an estimate of the amount due in the period our performance obligations have been satisfied. For contracts with variable components, only amounts for which collection is probable are accrued. We generally act in a principal capacity, on our own behalf, in most of our contracts with customers. In such transactions, we recognize revenue and the related costs to provide our services on a gross basis in our financial statements. In some cases, we act in an agent capacity, deriving revenue through assisting other entities in transactions with our customers. In such transactions, we recognized revenue and the related costs to provide our services on a net basis in our financial statements. These transactions primarily relate to insurance and brokerage commissions, and fees derived from our customers' use of various interchange and ATM/debit card networks.

ASC 606 does not apply to revenue associated with financial instruments, including revenue from loans and securities. In addition, certain noninterest income streams such as fees associated with mortgage servicing rights, financial guarantees, derivatives, and certain credit card fees are also not in scope of the new guidance. ASC 606 is applicable to noninterest revenue streams such as trust and asset management income, deposit related fees, interchange fees, merchant income, and annuity and insurance commissions. However, the recognition of these revenue streams did not change significantly upon adoption of ASC 606.

Insurance Commissions and Fees

Fees are earned upon the effective date of bound coverage, as no significant performance obligation remains after coverage is bound. As the Company has historically recognized revenue in this manner, with the noted exception related to installment billing discussed below, the adoption of ASC 606 will not significantly impact the revenue from this source on a quarterly or annual basis.

Installment billing - Agency Bill

Prior to the adoption of ASC 606, commission revenue on policies billed in installments were recognized on the latter of the policy effective date or the date that the premium was billed to the client. As a result of the adoption of ASC 606, revenue associated with the issuance of policies will be recognized upon the effective date of the associated policy regardless of the billing method, meaning that commission revenues billed on an installment basis will be now recognized earlier than they had been previously. Revenue will be accrued based upon the completion of the performance obligation creating a current asset for the unbilled revenue until such time as an invoice is generated, typically not to exceed twelve months. The Company does not expect the overall impact of these changes to be significant, but it will result in slight variances from quarter to quarter.

Contingent commissions

Prior to the adoption of ASC 606, revenue that was not fixed and determinable because a contingency exists was not recognized until the contingency was resolved. Under ASC 606, the Company must use its judgment to estimate the amount of consideration that will be received such that a significant reversal of revenue is not probable. Contingent commissions represent a form of variable consideration associated with the same performance obligation, which is the placement of coverage, for which we earn core commissions. In connection with the new standard, contingent commissions will be estimated with an appropriate constraint applied and accrued relative to the recognition of the corresponding core commissions. The resulting effect on the timing of recognition of contingent commissions will more closely follow a similar pattern as our core commissions with true-ups recognized when payments are received or as additional information that affects the estimate becomes available.

Refund of commissions

The contract with the insurance carrier dictates commissions paid to the Company shall be refunded to the carrier upon cancellation by the policyholder. As a result, the Company has established a liability for the estimated amount of commission for which the Company does not expect to be entitled, and corresponding reduction to the gross commission received or receivable. The refund liability will be updated at the end of each reporting period for changes in circumstances.

Trust & Asset Management

Trust and asset management income is primarily comprised of fees earned from the management and administration of trusts and other customer assets. The Company’s performance obligation is generally satisfied over time and the resulting fees are recognized monthly, based upon the month-end market value of the assets under management and the applicable fee rate. Payment is generally received a few days after month end through a direct charge to customers’ accounts. The Company does not earn performance-based incentives. Optional services such as real estate sales and tax return preparation services are also available to existing trust and asset management customers. The Company’s performance obligation for these transactional-based services is generally satisfied, and related revenue recognized, at a point in time (i.e., as incurred). Payment is received shortly after services are rendered.

Mutual Fund & Investment Income

Mutual fund and investment income consists of other recurring revenue streams such as commissions from sales of mutual funds and other investments, investment advisory fees from the Company’s Strategic Asset Management Services (SAM) wealth management product. Commissions from the sale of mutual funds and other investments are recognized on trade date, which is when the Company has satisfied its performance obligation. The Company also receives periodic service fees (i.e., trailers) from mutual fund companies typically based on a percentage of net asset value. Trailer revenue is recorded over time, usually monthly or quarterly, as net asset value is determined. Investment advisor fees from the wealth management product is earned over time and based on an annual percentage rate of the net asset value. The investment advisor fees are charged to the customer’s account in advance on the first month of the quarter, and the revenue is recognized over the following three-month period. The Company does engage a third party, LPL Financial LLC (LPL), to satisfy part of this performance obligation, and therefore this income is reported net of any corresponding expenses paid to LPL.

Service Charges on Deposit Accounts

Service charges on deposit accounts consist of account analysis fees (i.e., net fees earned on analyzed business and public checking accounts), monthly service fees, check orders, and other deposit account related fees. The Company’s performance obligation for account analysis fees and monthly service fees is generally satisfied, and the related revenue recognized, over the period in which the service is provided. Check orders and other deposit account related fees are largely transactional based, and therefore, the Company’s performance obligation is satisfied, and related revenue recognized, at a point in time. Payment for service charges on deposit accounts is primarily received immediately or in the following month through a direct charge to customers’ accounts.

Card Services Income

Fees, exchange, and other service charges are primarily comprised of debit and credit card income, ATM fees, merchant services income, and other service charges. Debit and credit card income is primarily comprised of interchange fees earned whenever the Company’s debit and credit cards are processed through card payment networks such as Mastercard. ATM fees are primarily generated when a Company cardholder uses a non-Company ATM or a non-Company cardholder uses a Company ATM. Merchant services income mainly represents fees charged to merchants to process their debit and credit card transactions, in addition to account management fees. The Company’s performance obligation for fees and exchange are largely satisfied, and related revenue recognized, when the services are rendered or upon completion. Payment is typically received immediately or in the following month.

Other

Other service charges include revenue from processing wire and ACH transfers, lock box service and safe deposit box rental. Both wire transfer fees and lock box services are charged on per item basis. Wire and ACH transfer fees are charged at the time of transfer and charged directly to the customer account. Lock box customers are billed monthly and payments are received in the following month through a direct charge to customers’ accounts. Safe deposit box rental fees are charged to the customer on an annual basis and recognized upon receipt of payment. The Company determined that since rentals and renewals occur fairly consistently over time, revenue is recognized on a basis consistent with the duration of the performance obligation.

The following presents noninterest income, segregated by revenue streams in-scope and out-of-scope of ASC 606, for the three months ended March 31, 2018 and 2017.

	Three Months Ended
(in thousands)	03/31/2018	03/31/2017
Noninterest Income
In-scope of ASC 606:
Commissions and Fees	$6,878	$6,741
Installment Billing	(71)	0
Refund of Commissions	(23)	0
Contract Liabilities/Deferred Revenue	0	(273)
Contingent commissions	610	650
Subtotal Insurance Revenues	7,394	7,118
Trust and Asset Management	2,814	2,444
Mutual Fund & Investment Income	1,432	1,347
Subtotal Investment Service Income	4,246	3,791
Service Charges on Deposit Accounts	2,132	2,167
Card Services Income	2,146	2,009
Other	314	305
Noninterest Income (in-scope of ASC 606)	16,232	15,390
Noninterest Income (out-of-scope of ASC 606)	1,598	1,850
Total Noninterest Income	$17,830	$17,240

Contract Balances

Receivables primarily consist of amounts due from customers for insurance and wealth management services performed for which the Company's performance obligations have been fully satisfied. Receivables amounted to $3.5 million and $1.9 million, respectively, at March 31, 2018, compared to $4.0 million and $1.9 million, respectively, at December 31, 2017 and were included in other assets in the audited Consolidated Statements of Condition.

A contract asset balance occurs when an entity performs a service for a customer before the customer pays consideration (resulting in a contract receivable) or before payment is due (resulting in a contract asset). The Company’s noninterest revenue streams, excluding some insurance commissions and fees, are largely based on transactional activity, or standard month-end revenue accruals such as asset management fees based on month-end market values. Consideration is often received immediately or shortly after the Company satisfies its performance obligation and revenue is recognized. The Company does not typically enter into long-term revenue contracts with customers, and therefore, does not experience significant contract balances. As of March 31, 2018 and December 31, 2017, the Company did not have any significant contract balances.

A contract liability balance is an entity’s obligation to transfer a service to a customer for which the entity has already received payment (or payment is due) from the customer. The Company often receives cash payments from customers in advance of the Company’s performance resulting in contract liabilities. These contract liabilities are classified current or long-term in the Consolidated Condensed Balance Sheet based on the timing of when the Company expects to recognize revenue. As of March 31, 2018 and at the date of adoption of ASC 606, contract liabilities were $600,000 and $1.7 million, respectively, and are included within accrued expenses in the accompanying Consolidated Condensed Statements of Condition. The liabilities include premiums due to insurance carriers in addition to unearned commission revenue.

The increase/decrease in the contract liability balance during the three-month period ended March 31, 2018 is primarily as a result of billings and cash payments received in advance of satisfying performance obligations, offset by insurance premiums and revenue recognized during the period that was included in the contract liability balance at the date of adoption. The adoption of ASC 606 did not create a change in accounting for insurance commissions and fees as they relate to contract liabilities, however the company did eliminate the practice of deferring revenue on its larger accounts over the course of the policy period.

Contract Acquisition Costs

In connection with the adoption of ASC 606, an entity is required to capitalize, and subsequently amortize into expense, certain incremental costs of obtaining a contract with a customer if these costs are expected to be recovered. The incremental costs of obtaining a contract are those costs that an entity incurs to obtain a contract with a customer that it would not have incurred if the contract had not been obtained (for example, sales commission). The Company utilizes the practical expedient which allows entities to immediately expense contract acquisition costs when the asset that would have resulted from capitalizing these costs would have been amortized in one year or less. Upon adoption of ASC 606, the Company did not capitalize any contract acquisition costs.

12. Financial Guarantees

The Company currently does not issue any guarantees that would require liability recognition or disclosure, other than standby letters of credit. The Company extends standby letters of credit to its customers in the normal course of business. The standby letters of credit are generally short-term. As of March 31, 2018, the Company’s maximum potential obligation under standby letters of credit was $29.5 million compared to $27.8 million at December 31, 2017. Management uses the same credit policies to extend standby letters of credit that it uses for on-balance sheet lending decisions and may require collateral to support standby letters of credit based upon its evaluation of the counterparty. Management does not anticipate any significant losses as a result of these transactions, and has determined that the fair value of standby letters of credit is not significant.

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

Summarized financial information concerning the Company’s reportable segments and the reconciliation to the Company’s consolidated results is shown in the following table. Investment in subsidiaries is netted out of the presentations below. The “Intercompany” column identifies the intercompany activities of revenues, expenses and other assets between the banking, insurance and wealth management services segments. The Company accounts for intercompany fees and services at an estimated fair value according to regulatory requirements for the services provided. Intercompany items relate primarily to the use of human resources, information systems, accounting and marketing services provided by any of the banks and the holding company. All other accounting policies are the same as those described in the summary of significant accounting policies in the 2017 Annual Report on Form 10-K.

As of and for the three months ended March 31, 2018
(in thousands)	Banking	Insurance	Wealth Management	Intercompany	Consolidated
Interest income	$60,140	$1	$0	$(1)	$60,140
Interest expense	7,454	0	0	(1)	7,453
Net interest income	52,686	1	0	0	52,687
Provision for loan and lease losses	567	0	0	0	567
Noninterest income	6,411	7,488	4,408	(477)	17,830
Noninterest expense	34,757	6,239	3,202	(477)	43,721
Income before income tax expense	23,773	1,250	1,206	0	26,229
Income tax expense	5,130	350	281	0	5,761
Net Income attributable to noncontrolling interests and Tompkins Financial Corporation	18,643	900	925	0	20,468
Less: Net income attributable to noncontrolling interests	32	0	0	0	32
Net Income attributable to Tompkins Financial Corporation	$18,611	$900	$925	$0	$20,436

Depreciation and amortization	$2,399	$61	$13	$0	$2,473
Assets	6,602,289	41,046	17,434	(12,641)	6,648,128
Goodwill	64,370	19,710	8,211	0	92,291
Other intangibles, net	4,871	3,657	263	0	8,791
Net loans and leases	4,664,635	0	0	0	4,664,635
Deposits	4,942,298	0	0	(12,395)	4,929,903
Total Equity	530,536	33,218	15,657	0	579,411

As of and for the three months ended March 31, 2017
(in thousands)	Banking	Insurance	Wealth Management	Intercompany	Consolidated
Interest income	$53,621	$0	$0	$0	$53,621
Interest expense	5,587	0	0	0	5,587
Net interest income	48,034	0	0	0	48,034
Provision for loan and lease losses	769	0	0	0	769
Noninterest income	6,403	7,316	3,910	(389)	17,240
Noninterest expense	32,488	6,080	3,189	(389)	41,368
Income before income tax expense	21,180	1,236	721	0	23,137
Income tax expense	6,672	474	242	0	7,388
Net Income attributable to noncontrolling interests and Tompkins Financial Corporation	14,508	762	479	0	15,749
Less: Net income attributable to noncontrolling interests	32	0	0	0	32
Net Income attributable to Tompkins Financial Corporation	$14,476	$762	$479	$0	$15,717

Depreciation and amortization	$1,691	$82	$14	$0	$1,787
Assets	6,235,516	39,915	14,678	(10,062)	6,280,047
Goodwill	64,370	19,710	8,211	0	92,291
Other intangibles, net	6,107	4,324	336	0	10,767
Net loans and leases	4,261,627	0	0	0	4,261,627
Deposits	4,860,625	0	0	(10,040)	4,850,585
Total Equity	519,723	31,148	12,647	0	563,518

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

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of March 31, 2018 and December 31, 2017, segregated by the level of valuation inputs within the fair value hierarchy used to measure fair value.

Recurring Fair Value Measurements
March 31, 2018
(in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Available-for-sale securities
Obligations of U.S. Government sponsored entities	$489,847	$0	$489,847	$0
Obligations of U.S. states and political subdivisions	90,348	0	90,348	0
Mortgage-backed securities – residential, issued by:
U.S. Government agencies	129,680	0	129,680	0
U.S. Government sponsored entities	658,760	0	658,760	0
Non-U.S. Government agencies or sponsored entities	64	0	64	0
U.S. corporate debt securities	2,175	0	2,175	0

Recurring Fair Value Measurements
December 31, 2017
(in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Available-for-sale securities
Obligations of U.S. Government sponsored entities	504,193	0	504,193	0
Obligations of U.S. states and political subdivisions	91,519	0	91,519	0
Mortgage-backed securities – residential, issued by:
U.S. Government agencies	137,735	0	137,735	0
U.S. Government sponsored entities	656,178	0	656,178	0
Non-U.S. Government agencies or sponsored entities	75	0	75	0
U.S. corporate debt securities	2,162	0	2,162	0
Equity securities	913	0	0	913

The change in the fair value of available-for-sale equity securities valued using significant unobservable inputs (level 3), between January 1, 2017 and December 31, 2017 was immaterial.

There were no transfers between Levels 1, 2 and 3 for the three months ended March 31, 2018.

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

Certain assets are measured at fair value on a nonrecurring basis. For the Company, these include loans held for sale, collateral dependent impaired loans, and other real estate owned (“OREO”). During the first quarter of 2018, certain collateral dependent impaired loans were remeasured and reported at fair value through a specific valuation allowance and/or partial charge-offs for loan and lease losses based upon the fair value of the underlying collateral. Collateral values are estimated using Level 2 inputs based upon observable market data. In addition to collateral dependent impaired loans, certain other real estate owned were remeasured and reported at fair value based upon the fair value of the underlying collateral. The fair values of other real estate owned are estimated using Level 2 inputs based on observable market data or Level 3 inputs based on customized discounting criteria. In general, the fair values of other real estate owned are based upon appraisals, with discounts made to reflect estimated costs to sell the real estate. Upon initial recognition, fair value write-downs on other real estate owned are taken through a charge-off to the allowance for loan and lease losses. Subsequent fair value write-downs on other real estate owned are reported in other noninterest expense.

March 31, 2018
		Fair value measurements at reporting date using:			Gain (losses) from fair value changes
Assets:	As of 03/31/2018	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Three months ended 03/31/2018
Impaired loans	$5,079	$0	$5,079	$0	$(123)
Other real estate owned	0	0	0	0	0

March 31, 2017
		Fair value measurements at reporting date using:			Gain (losses) from fair value changes
Assets:	As of 03/31/2017	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Three months ended 03/31/2017
Impaired loans	$2,671	$0	$2,671	$0	$(332)
Other real estate owned	2,520	0	2,520	0	(70)

The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments at March 31, 2018 and December 31, 2017. The carrying amounts shown in the table are included in the Consolidated Statements of Condition under the indicated captions.

The fair value estimates, methods and assumptions set forth below for the Company’s financial instruments, including those financial instruments carried at cost, are made solely to comply with disclosures required by generally accepted accounting principles in the United States and should be read in conjunction with the financial statements and notes included in this Report.

Estimated Fair Value of Financial Instruments
March 31, 2018
(in thousands)	Carrying Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets:
Cash and cash equivalents	$68,102	$68,102	$68,102	$0	$0
Securities - held to maturity	139,131	137,843	0	137,843	0
FHLB and other stock	47,020	47,020	0	47,020	0
Accrued interest receivable	20,855	20,855	0	20,855	0
Loans/leases, net[1]	4,664,634	4,544,412	0	5,079	4,539,333

Financial Liabilities:

Time deposits	$685,599	$679,710	$0	$679,710	$0
Other deposits	4,244,304	4,244,304	0	4,244,304	0
Fed funds purchased and securities sold
under agreements to repurchase	69,130	69,130	0	69,130	0
Other borrowings	995,074	991,386	0	991,386	0
Trust preferred debentures	16,734	21,912	0	21,912	0
Accrued interest payable	1,961	1,961	0	1,961	0

Estimated Fair Value of Financial Instruments
December 31, 2017
(in thousands)	Carrying Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets:
Cash and cash equivalents	$84,303	$84,303	$84,303	$0	$0
Securities - held to maturity	139,216	140,315	0	140,315	0
FHLB and other stock	50,498	50,498	0	50,498	0
Accrued interest receivable	20,122	20,122	0	20,122	0
Loans/leases, net[1]	4,632,288	4,555,720	0	4,617	4,551,103

Financial Liabilities:

Time deposits	$748,250	$744,310	$0	$744,310	$0
Other deposits	4,089,557	4,089,557	0	4,089,557	0
Fed funds purchased and securities
sold under agreements to repurchase	75,177	75,177	0	75,177	0
Other borrowings	1,071,742	1,069,609	0	1,069,609	0
Trust preferred debentures	16,691	22,012	0	22,012	0
Accrued interest payable	2,054	2,054	0	2,054	0
1 Lease receivables, although excluded from the scope of ASC Topic 825, are included in the estimated fair value amounts at their carrying value.

The estimated fair values of financial instruments disclosed above as of March 31, 2018 follow the guidance in ASU
2016-01 which prescribes an “exit price” approach in estimating and disclosing fair value of financial instruments incorporating discounts for credit, liquidity and marketability factors. The fair values shown as of December 31, 2017 and prior use an “entry price” approach.

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

Loans and Leases: Fair value for loans as of March 31, 2018, are calculated using an exit price notion. The Company's valuation methodology takes into account factors such as estimated cash flows, including contractual cash flow and assumptions for prepayments; liquidity risk; and credit risk. For prior periods, fair values were calculated using an entry price notion. The fair values of residential loans were estimated using discounted cash flow analyses, based upon available market benchmarks for rates and prepayment assumptions. The fair values of commercial and consumer loans were estimated using discounted cash flow analyses, based upon interest rates currently offered for loans and leases with similar terms and credit quality. The fair value of loans held for sale were determined based upon contractual prices for loans with similar characteristics.

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

Corporate Overview and Strategic Initiatives
Tompkins Financial Corporation (“Tompkins” or the “Company”) is headquartered in Ithaca, New York and is registered as a Financial Holding Company with the Federal Reserve Board under the Bank Holding Company Act of 1956, as amended. The Company is a locally oriented, community-based financial services organization that offers a full array of products and services, including commercial and consumer banking, leasing, trust and investment management, financial planning and wealth management, and insurance services. At March 31, 2018, the Company’s subsidiaries included: four wholly-owned banking subsidiaries, Tompkins Trust Company (the “Trust Company”), The Bank of Castile (DBA Tompkins Bank of Castile), Mahopac Bank (DBA Tompkins Mahopac Bank), VIST Bank (DBA Tompkins VIST Bank); and a wholly-owned insurance agency subsidiary, Tompkins Insurance Agencies, Inc. (“Tompkins Insurance”). The trust division of the Trust Company provides a full array of investment services, including investment management, trust and estate, financial and tax planning as well as life, disability and long-term care insurance services. The Company’s principal offices are located at The Commons, Ithaca, New York, 14851, and its telephone number is (888) 503-5753. The Company’s common stock is traded on the NYSE American under the Symbol “TMP.”

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

OTHER IMPORTANT INFORMATION

The following discussion is intended to provide an understanding of the consolidated financial condition and results of operations of the Company for the three months ended March 31, 2018. It should be read in conjunction with the Company’s Audited Consolidated Financial Statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, and the Unaudited Consolidated Financial Statements and notes thereto included in Part I of this Quarterly Report on Form 10-Q.

In this Report, there are comparisons of the Company’s performance to that of a peer group. Unless otherwise stated, this peer group is comprised of the group of 148 domestic bank holding companies with $3 billion to $10 billion in total assets as defined in the Federal Reserve’s “Bank Holding Company Performance Report” for December 31, 2017 (the most recent report available).

Forward-Looking Statements
This Quarterly Report on Form 10-Q contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The statements contained in this Report that are not statements of historical fact may include forward-looking statements that involve a number of risks and uncertainties. Forward-looking statements may be identified by use of such words as "may", "will", "estimate", "intend", "continue", "believe", "expect", "plan", or "anticipate", and other similar words. Examples of forward-looking statements may include statements regarding the asset quality of the Company's loan portfolios; the level of the Company's allowance for loan losses; the sufficiency of liquidity sources; the Company's exposure to changes in interest rates; the impact of changes in accounting standards; and trends, plans, prospects, growth and strategies. Forward-looking statements are made based on management’s expectations and beliefs concerning future events impacting the Company and are subject to certain uncertainties and factors relating to the Company’s operations and economic environment, all of which are difficult to predict and many of which are beyond the control of the Company, that could cause actual results of the Company to differ materially from those expressed and/or implied by forward-looking statements. The following factors, in addition to those listed as Risk Factors in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2017, are among those that could cause actual results to differ materially from the forward-looking statements: changes in general economic, market and regulatory conditions; the development of an interest rate environment that may adversely affect the Company’s interest rate spread, other income or cash flow anticipated from the Company’s operations, investment and/or lending activities; changes in laws and regulations affecting banks, bank holding companies and/or financial holding companies, such as the Dodd-Frank Act and Basel III; technological developments and changes; the ability to continue to introduce competitive new products and services on a timely, cost-effective basis; governmental and public policy changes, including environmental regulation; reliance on large customers; and financial resources in the amounts, at the times and on the terms required to support the Company’s future businesses.

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

Management considers accounting estimates to be critical to reported financial results if (i) the accounting estimates require management to make assumptions about matters that are highly uncertain, and (ii) different estimates that management reasonably could have used for the accounting estimate in the current period, or changes in the accounting estimate that are reasonably likely to occur from period to period, could have a material impact on the Company’s financial statements. Management considers the accounting policies relating to the allowance for loan and lease losses (“allowance”), and the review of the securities portfolio for other-than-temporary impairment to be critical accounting policies because of the uncertainty and subjectivity involved in these policies and the material effect that estimates related to these areas can have on the Company’s results of operations.

For additional information on critical accounting policies and to gain a greater understanding of how the Company’s financial performance is reported, refer to Note 1 – “Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements, and the section captioned “Critical Accounting Policies” in Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. There have been no significant changes in the Company’s application of critical accounting policies since December 31, 2017. Refer to Note 3 – “Accounting Standards Updates” in the Notes to Unaudited Consolidated Financial Statements included in Part I of this Quarterly Report on Form 10-Q for a discussion of recent accounting updates.

OVERVIEW

Net income for the first quarter of 2018 was $20.4 million or $1.33 diluted earnings per share, compared to $15.7 million or $1.03 diluted earnings per share for the same period in 2017. Net interest income of $52.7 million for the quarter ended March 31, 2018 was up 9.7% compared to the $48.0 million reported for the same period in 2017.

Return on average assets (“ROA”) for the quarter ended March 31, 2018 was 1.25%, compared to 1.02% for the quarter ended March 31, 2017. Return on average shareholders’ equity (“ROE”) for the first quarter of 2017 was 14.41%, compared to 11.47%, for the same period in 2017. Tompkins’ year-to-date ROA and ROE compares to the most recent peer average ratios of 0.95% and 8.67%, respectively.

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

Banking Segment
The banking segment reported net income of $18.6 million for the first quarter of 2018, up $4.1 million or 28.3% from net income of $14.5 million for the same period in 2017.

Net interest income of $52.7 million for the first quarter of 2018 was up $4.7 million or 9.7% over the same period in 2017. The Company’s growth in average earning assets and stable funding costs contributed to favorable year-over-year comparisons in net interest income. Net interest margin for the three months ending March 31, 2018 was 3.42% compared to 3.38% for the same period in the prior year. Interest expense on deposits for the first quarter of 2018 benefited from accelerated accretion of purchase accounting deposit discounts related to certain time deposits acquired in the acquisition of VIST Financial Corp in 2012.

The provision for loan and lease losses was $567,000 for the three months ended March 31, 2018, which was down $202,000 compared to the same period in 2017. The lower provision expense was largely attributable to lower net charge-offs in the first quarter of 2018 ($127,000) compared to the first quarter of 2017 ($358,000) and stable credit quality.

Noninterest income of $6.4 million for the three months ended March 31, 2018 was flat compared to the same period in 2017. Increases in the first quarter of 2018 included: card services income (up $137,000) and gains on the sale of available for sale securities (up $124,000) which were partially offset by a $127,000 one-time gain on the sale of OREO in the first quarter of the previous year.

Noninterest expense of $34.8 million for the three months ended March 31, 2018 was up $2.3 million or 7.0% from the same period in 2017. The quarterly increase was attributed to an increase in salary and wages and employee benefits reflecting normal annual merit and incentive adjustments over the prior year.

Insurance Segment
The insurance segment reported net income of $900,000 for the three months ended March 31, 2018, which was up $138,000 or 18.1% compared to the first quarter of 2017. Noninterest income was up $172,000 or 2.4% in the first quarter of 2018, compared to the same period in 2017. Increases in personal insurance product lines and life and health insurance commissions drove the improvement in non-interest income in the first quarter of 2018 compared to the same period in the prior year. Noninterest expenses for the three months ended March 31, 2018 were up $159,000 or 2.6% compared to the first quarter of 2017. The increase in 2018 over 2017 reflects increases in salaries and wages, reflecting annual merit increases and sales commissions.

Wealth Management Segment
The wealth management segment reported net income of $925,000 for the three months ended March 31, 2018, which was up $446,000 or 93.1% compared to the first quarter of 2017. Noninterest income for the first quarter of 2018 was up $498,000 or 12.7% compared to the same period prior year. The increase over the prior year was mainly a result of an increase in assets under management. Noninterest expenses for the three months ended March 31, 2018 were flat compared to the same period in 2017. A reduction in headcount in 2018 compared to 2017 offset annual merit increases and higher sales commissions paid out due to the growth in assets under management.

Average Consolidated Statements of Condition and Net Interest Analysis (Unaudited)
	Quarter Ended			Quarter Ended
	March 31, 2018			March 31, 2017
	Average			Average
	Balance		Average	Balance		Average
(Dollar amounts in thousands)	(QTD)	Interest	Yield/Rate	(QTD)	Interest	Yield/Rate
ASSETS
Interest-earning assets
Interest-bearing balances due from banks	$2,565	$7	1.11%	$5,214	$2	0.16%
Securities (1)
U.S. Government securities	1,454,229	7,954	2.22%	1,479,516	7,659	2.10%
State and municipal (2)	99,766	643	2.61%	100,698	840	3.38%
Other securities (2)	3,571	35	3.97%	3,613	31	3.48%
Total securities	1,557,566	8,632	2.25%	1,583,827	8,530	2.18%
FHLBNY and FRB stock	49,509	737	6.04%	38,105	468	4.98%
Total loans and leases, net of unearned income (2)(3)	4,688,087	51,229	4.43%	4,263,799	45,675	4.34%
Total interest-earning assets	6,297,727	60,605	3.90%	5,890,945	54,675	3.76%

Other assets	355,036			350,443
Total assets	6,652,763			6,241,388
LIABILITIES & EQUITY
Deposits
Interest-bearing deposits
Interest bearing checking, savings, & money market	2,796,197	1,646	0.24%	2,664,848	1,061	0.16%
Time deposits	717,617	1,123	0.63%	869,949	1,727	0.81%
Total interest-bearing deposits	3,513,814	2,769	0.32%	3,534,797	2,788	0.32%
Federal funds purchased & securities sold under agreements to repurchase	75,167	46	0.25%	77,980	108	0.56%
Other borrowings	1,053,311	4,359	1.68%	791,136	2,324	1.19%
Trust preferred debentures	16,706	279	6.77%	23,588	367	6.31%
Total interest-bearing liabilities	4,658,998	7,453	0.65%	4,427,501	5,587	0.51%
Noninterest bearing deposits	1,351,307			1,188,568
Accrued expenses and other liabilities	67,495			69,426
Total liabilities	6,077,800			5,685,495
Tompkins Financial Corporation Shareholders’ equity	573,536			554,424
Noncontrolling interest	1,427			1,469
Total equity	574,963			555,893

Total liabilities and equity	$6,652,763			$6,241,388
Interest rate spread			3.25%			3.25%
Net interest income/margin on earning assets		53,152	3.42%		49,088	3.38%

Tax Equivalent Adjustment		(465)			(1,054)

Net interest income per consolidated financial statements		$52,687			$48,034
1  Average balances and yields on available-for-sale securities are based on historical amortized cost
2  Interest income includes the tax effects of taxable-equivalent adjustments using an effective income tax rate of 21% in 2018 and 40% in 2017 to increase tax exempt interest income to taxable-equivalent basis.
3  Nonaccrual loans are included in the average asset totals presented above.  Payments received on nonaccrual loans have been recognized as disclosed in Note 1 of the Company’s consolidated financial statements included in Part 1 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

Net Interest Income
Net interest income is the Company’s largest source of revenue, representing 74.7% of total revenues for the three months ended March 31, 2018, compared to 73.6% for the same period in 2017. Net interest income is dependent on the volume and composition of interest earning assets and interest-bearing liabilities and the level of market interest rates. The above table shows average interest-earning assets and interest-bearing liabilities, and the corresponding yield or cost associated with each.

Taxable-equivalent net interest income for the three months ended March 31, 2018, was up 8.3% over the same period in 2017, benefiting from growth in average earning assets, a slightly improved net interest margin and growth in noninterest bearing deposits. Net interest income benefited from a slight shift in the composition of average earning assets, with loans, which carry higher average yields than securities, comprising an increased percentage of average earning assets. For the three months ended March 31, 2018, average loans represented 74.4% of average earning assets compared to 72.4% for the same period in 2017.

Taxable-equivalent interest income for the three month period ended March 31, 2018, was $60.6 million, up $5.9 million or 10.8% compared to the same period in 2017. The increase in taxable-equivalent interest income was mainly the result of an increase in average loans, as well as an increase in the yield on average loans. Average loan balances for the three months ended March 31, 2018, were up $424.3 million or 10.0%, and the average yield on loans increased 9 basis points from the same period in 2017. Average securities balances for the three months ended March 31, 2018, were down by $26.3 million or 1.7%, while the average yield on securities for the three month period was up 7 basis points compared to the same period in 2017. The average yield on securities for the first quarter of 2018 benefited from higher market interest rates as well as slower amortizations of premiums during the quarter.

Interest expense for the three months ended March 31, 2018, increased by $1.9 million or 33.4% compared to the same period in 2017, reflecting and increased volume of borrowings as well as higher interest rates. Interest bearing deposits for the first quarter of 2018 were down compared to the same period in 2017. Other borrowings for the three months ended March 31, 2018 were up $277.8 million or 38.7% compared to the same period in 2017; this increase was mainly in overnight borrowings with the FHLB. Interest expense for the first quarter of 2018 was positively impacted by lower interest expense on time deposits, which benefited from $502,000 of accelerated accretion of purchase accounting deposit discounts from certain deposits acquired in the Company's acquisition of VIST Financial Corp in 2012.

Provision for Loan and Lease Losses
The provision for loan and lease losses represents management’s estimate of the amount necessary to maintain the allowance for loan and lease losses at an adequate level. The provision for loan and lease losses was $567,000 for the first quarter of 2018 compared to $769,000 for the same period in 2017. The section captioned “Financial Condition – Allowance for Loan and Lease Losses and Nonperforming Assets” below has further details on the allowance for loan and lease losses and asset quality metrics.

Noninterest Income
Noninterest income was $17.8 million for the first quarter of 2018, relatively flat compared to $17.2 million for the same period prior year. Noninterest income represented 25.3% of total revenue for the first quarter of 2018, compared to 26.4% for the same period in 2017.

Insurance commissions and fees, the largest component of noninterest income, were $7.4 million for the first quarter of 2018, an increase of 3.9% from the same period prior year. The increase in revenues in the first quarter of 2018 compared to the first quarter of 2017 was mainly in health and life commissions and personal lines revenue.

Investment services income of $4.2 million in the first quarter of 2018 was up $455,000 or 12.0% compared to the first quarter of 2017. Investment services income includes trust services, financial planning, wealth management services, and brokerage related services. With fees largely based on the market value and the mix of assets managed, the general direction of the stock market can have a considerable impact on fee income. The fair value of assets managed by, or in custody of, Tompkins was $4.1 billion at March 31, 2018, up 2.5% from $4.0 billion at March 31, 2017. These figures include $1.1 billion of Company-owned securities where Tompkins Trust Company is custodian.

Service charges on deposit accounts were down $35,000 or 1.6% for the first quarter of 2018 compared to the same period in 2017. Net overdraft fees, the largest component of service charges on deposit accounts, were up 7.6%, offset by a decrease in service fees on personal and commercial accounts of 16.0% for the three months ended March 31, 2018 compared to the same period in 2017.  The overall decline in fees was primarily attributable to customer behaviors.

Card services income for the three months ended March 31, 2018 was up $137,000 or 6.8% compared to the same period in 2017. The primary components of card services income are fees related to interchange income and transaction fees for debit card transactions, credit card transactions and ATM usage. Increased revenue was largely driven by increased transaction volumes.

Other income of $1.8 million in the first quarter of 2018 was down 17.0% compared to the same period in 2017. The significant components of other income are other service charges, increases in cash surrender value of corporate owned life insurance ("COLI"), gains on sales of residential mortgage loans, and income from miscellaneous equity investments. The decrease in the first quarter of 2018 over the same quarter of 2017 was mainly a result of gains on sales of other real estate owned of $172,000 in 2017. There were no such gains recognized in the first quarter of 2018.

Noninterest Expense
Noninterest expense was $43.7 million for the first quarter of 2018, up $2.4 million or 5.7% compared to the same period in 2017.

Expenses associated with compensation and benefits are the largest component of noninterest expense, representing 60.3% of total noninterest expense for the three months ended March 31, 2018. Salaries and wages expense for the three months ended March 31, 2018 increased by $1.4 million or 6.9% compared to the same period in 2017. The increase is mainly due to an increase in the number of employees, and normal merit and market adjustments, as well as higher incentive based compensation expense. Other employee related benefits were down $258,000 or 4.6% compared to the same period in 2017, mainly as a result of lower health insurance costs.

Other expenses of $4.4 million for the first quarter of 2018 were up $267,000 or 6.5% compared to the same period in 2017. The majority of the increase was related to losses associated with checking account related fraud.

Income Tax Expense
The provision for income taxes was $5.8 million for an effective rate of 22.0% for the first quarter of 2018, compared to tax expense of $7.4 million and an effective rate of 31.9% for the same quarter in 2017. The decrease is a direct result of The Tax Cuts and Jobs Act of 2017, which reduced the Federal statutory tax rate from 35% in 2017, to 21% in 2018.

FINANCIAL CONDITION

Total assets of $6.6 billion at March 31, 2018, were in line with December 31, 2017. Total loans grew by 0.8% over December 31, 2017, while total security balances were down 1.38% over the same period. Total deposits increased $92.1 million or 1.9% compared to December 31, 2017. Other borrowings decreased $76.7 million or 7.2% from December 31, 2017, as a result of deposit growth outpacing loan growth in the quarter.

Securities
As of March 31, 2018, the Company’s securities portfolio was $1.51 billion or 22.7% of total assets, compared to $1.53 billion or 23.0% of total assets at year-end 2017. The following table details the composition of available-for-sale and held-to-maturity securities.

Available-for-Sale Securities
	3/31/2018		12/31/2017
(in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Obligations of U.S. Government sponsored entities	$498,644	$489,847	$507,248	$504,193
Obligations of U.S. states and political subdivisions	91,623	90,348	91,659	91,519
Mortgage-backed securities - residential, issued by
U.S. Government agencies	133,524	129,680	139,747	137,735
U.S. Government sponsored entities	681,110	658,655	667,767	656,178
Non-U.S. Government agencies or sponsored entities	64	64	75	75
U.S. corporate debt securities	2,500	2,175	2,500	2,162
Total debt securities	1,407,465	1,370,769	1,408,996	1,391,862
Equity securities	895	895	1,000	913
Total available-for-sale securities	$1,408,360	$1,371,664	$1,409,996	$1,392,775

Held-to-Maturity Securities
	3/31/2018		3/31/2017
(in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Obligations of U.S. Government sponsored entities	$131,607	$130,280	$131,707	$132,720
Obligations of U.S. states and political subdivisions	$7,524	$7,563	$7,509	$7,595
Total held-to-maturity debt securities	$139,131	$137,843	$139,216	$140,315

The increase in unrealized losses, which reflects the amount by which amortized cost exceeds fair value, related to the available-for-sale portfolio was due primarily to changes in market interest rates during the first three months of 2018. Management’s policy is to purchase investment grade securities that on average have relatively short duration, which helps mitigate interest rate risk and provides sources of liquidity without significant risk to capital.

Quarterly, the Company evaluates all investment securities with a fair value less than amortized cost to identify any other-than-temporary impairment as defined under generally accepted accounting principles. As a result of the other-than-temporary impairment review process, the Company does not consider any investment security held at March 31, 2018 to be other-than-temporarily impaired. Future changes in interest rates or the credit quality and credit support of the underlying issuers may reduce the market value of these and other securities. If such decline is determined to be other than temporary, the Company will record the necessary charge to earnings and/or accumulated other comprehensive income to reduce the securities to their then current fair value.

Loans and Leases
Loans and leases at March 31, 2018 and December 31, 2017 were as follows:
	3/31/2018			12/31/2017
(in thousands)	Originated	Acquired	Total Loans and Leases	Originated	Acquired	Total Loans and Leases
Commercial and industrial
Agriculture	$93,896	$0	$93,896	$108,608	$0	$108,608
Commercial and industrial other	916,520	50,529	967,049	932,067	50,976	983,043
Subtotal commercial and industrial	1,010,416	50,529	1,060,945	1,040,675	50,976	1,091,651
Commercial real estate
Construction	200,185	1,456	201,641	202,486	1,480	203,966
Agriculture	135,484	241	135,725	129,712	247	129,959
Commercial real estate other	1,726,674	195,346	1,922,020	1,660,782	206,020	1,866,802
Subtotal commercial real estate	2,062,343	197,043	2,259,386	1,992,980	207,747	2,200,727
Residential real estate
Home equity	211,444	26,084	237,528	212,812	28,444	241,256
Mortgages	1,051,711	22,204	1,073,915	1,039,040	22,645	1,061,685
Subtotal residential real estate	1,263,155	48,288	1,311,443	1,251,852	51,089	1,302,941
Consumer and other
Indirect	11,921	0	11,921	12,144	0	12,144
Consumer and other	49,907	905	50,812	50,214	765	50,979
Subtotal consumer and other	61,828	905	62,733	62,358	765	63,123
Leases	13,818	0	13,818	14,467	0	14,467
Covered loans	0	0	0	0	0	0
Total loans and leases	4,411,560	296,765	4,708,325	4,362,332	310,577	4,672,909
Less: unearned income and deferred costs and fees	(3,479)	0	(3,479)	(3,789)	0	(3,789)
Total loans and leases, net of unearned income and deferred costs and fees	$4,408,081	$296,765	$4,704,846	$4,358,543	$310,577	$4,669,120

Residential real estate loans, including home equity loans were $1.3 billion at March 31, 2018, up $8.5 million or 0.7% compared to December 31, 2017, and comprised 27.9% of total loans and leases at March 31, 2018. Growth in residential loan balances is impacted by the Company’s decision to retain these loans or sell them in the secondary market due to interest rate considerations. The Company’s Asset/Liability Committee meets regularly and establishes standards for selling and retaining residential real estate mortgage originations.

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

During the first three months of 2018 and 2017, the Company retained the vast majority of residential mortgage loans originated, selling only $285,000 and $40,000, respectively, during these two quarters, recognizing gains on these sales of $21,000 and $13,000, respectively. These residential real estate loans were sold without recourse in accordance with standard secondary market loan sale agreements. When residential mortgage loans are sold, the Company typically retains all servicing rights, which provides the Company with a source of fee income. Mortgage servicing rights, at amortized basis, totaled $0.6 million at March 31, 2018 and $0.7 million at December 31, 2017.

Commercial real estate loans and commercial and industrial loans totaled $2.3 billion and $1.1 billion, and represented 48.0% and 22.6%, respectively of total loans as of March 31, 2018. The commercial real estate portfolio was up 2.7% over year-end 2017, while commercial and industrial loans were down 2.8%. As of March 31, 2018, agriculturally-related loans totaled $229.4 million or 4.9% of total loans and leases, compared to $238.6 million or 5.1% of total loans and leases at December 31, 2017. Agriculturally-related loans include loans to dairy farms and cash and vegetable crop farms. Agriculturally-related loans are primarily made based on identified cash flows of the borrower with consideration given to underlying collateral, personal guarantees, and government related guarantees. Agriculturally-related loans are generally secured by the assets or property being financed or other business assets such as accounts receivable, livestock, equipment or commodities/crops.

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
The carrying value of acquired loans accounted for in accordance with this guidance was $11.8 million at March 31, 2018 as compared to $12.0 million at December 31, 2017. The carrying value of loans not exhibiting evidence of credit impairment at the time of the acquisition (i.e. loans outside of the scope of ASC 310-30) was $285.0 million at March 31, 2018.

The Company has adopted comprehensive lending policies, underwriting standards and loan review procedures. Management reviews these policies and procedures on a regular basis. The Company discussed its lending policies and underwriting guidelines for its various lending portfolios in Note 3 – “Loans and Leases” in the Notes to Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. There have been no significant changes in these policies and guidelines since the date of that report. Therefore, both new originations as well as those balances held at March 31, 2018, reflect these policies and guidelines. The Company’s Board of Directors approves the lending policies at least annually. The Company recognizes that exceptions to policy guidelines may occasionally occur and has established procedures for approving exceptions to these policy guidelines. Management has also implemented reporting systems to monitor loan originations, loan quality, concentrations of credit, loan delinquencies and nonperforming loans and potential problem loans.

The Company’s loan and lease customers are located primarily in the New York and Pennsylvania communities served by its four subsidiary banks. Although operating in numerous communities in New York State and Pennsylvania, the Company is still dependent on the general economic conditions of these states and the local economic conditions of the communities within these states in which the Company does business. Other than geographic and general economic risks, management is not aware of any material concentrations of credit risk to any industry or individual borrower.

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

(in thousands)	3/31/2018	12/31/2017	3/31/2017
Allowance for originated loans and leases
Commercial and industrial	$12,431	$11,812	$10,273
Commercial real estate	20,402	20,412	19,114
Residential real estate	5,972	6,161	5,386
Consumer and other	1,302	1,301	1,142
Total	$40,107	$39,686	$35,915

(in thousands)	3/31/2018	12/31/2017	3/31/2017
Allowance for acquired loans
Commercial and industrial	$25	$25	$0
Commercial real estate	0	0	76
Residential real estate	73	54	169
Consumer and other	6	6	6
Total	$104	$85	$251

As of March 31, 2018, the total allowance for loan and lease losses was $40.2 million, which increased by $440,000 or 1.1% over year-end 2017. The increase in the allowance compared to year-end was mainly due to growth in the originated loan portfolio. Loans internally-classified Special Mention or Substandard were up from year end 2017 by $1.7 million or 2.3%, while nonperforming loans and leases were up 8.9% from year-end 2017. The allowance for loan and lease losses covered 159.34% of nonperforming loans and leases as of March 31, 2018, compared to 172.8% at December 31, 2017. The ratio of nonperforming loans and leases to total loans and leases was 0.54% at March 31, 2018 compared to 0.49% at December 31, 2017.

The Company’s allowance for originated loan and lease losses totaled $40.1 million at March 31, 2018, which represented 0.91% of total originated loans, unchanged from December 31, 2017, and down slightly from 0.92% at March 31, 2017. The increase in the balance of the originated allowance compared to year-end was mainly due to growth in the originated loan portfolio. Originated loans internally-classified as Special Mention, Substandard and Doubtful totaled $70.3 million at March 31, 2018, up from $66.7 million at year-end 2017, and $39.8 million at March 31, 2017. Nonaccrual originated loans were $18.4 million as of March 31, 2018 compared to $16.3 million at year-end 2017, and $13.8 million at March 31, 2017.

The allowance for acquired loans at March 31, 2018 was $104,000, up $19,000 compared to year-end 2017 and down $147,000 compared to March 31, 2017. As part of the determination of the fair value of acquired loans at the time of acquisition, the Company established a credit mark to provide for future credit losses in the acquired portfolio. To the extent that credit quality deteriorates subsequent to acquisition, such deterioration will result in the establishment of an allowance for the acquired portfolio. The amount of acquired loans internally-classified as Special Mention, Substandard and Doubtful totaled $3.9 million at March 31, 2018, down from $5.9 million at year-end 2017 and $10.1 million at March 31, 2017. Loan pay downs coupled with charge offs contributed to the decrease from the same quarter prior year and year-end 2017. Nonaccrual acquired loans were $3.4 million as of March 31, 2018 compared to $3.3 million at year-end 2017, and $3.4 million at March 31, 2017.

Activity in the Company’s allowance for loan and lease losses during the first three months of 2018 and 2017 is illustrated in the table below.

Analysis of the Allowance for Originated Loan and Lease Losses
(in thousands)	3/31/2018	3/31/2017
Average originated loans outstanding during period	$4,383,075	$3,880,262
Balance of originated allowance at beginning of year	$39,686	$35,598
ORIGINATED LOANS CHARGED-OFF:
Commercial and industrial	3	75
Commercial real estate	0	21
Residential real estate	185	374
Consumer and other	292	280
Total loans charged-off	$480	$750
RECOVERIES OF ORIGINATED LOANS PREVIOUSLY CHARGED-OFF:
Commercial and industrial	6	76
Commercial real estate	170	235
Residential real estate	42	27
Consumer and other	75	127
Total loans recoveries	$293	$465
Net loans charged-off (recovered)	187	285
Additions to originated allowance charged to operations	608	602
Balance of originated allowance at end of period	$40,107	$35,915
Allowance for originated loans and leases as a percentage of originated loans and leases	0.91%	0.92%
Annualized net charge-offs (recoveries) on originated loans to average total originated loans and leases during the period	0.02%	0.03%

Analysis of the Allowance for Acquired Loan Losses
(in thousands)	3/31/2018	3/31/2017
Average acquired loans outstanding during period	$305,012	$383,537
Balance of acquired allowance at beginning of year	85	157
ACQUIRED LOANS CHARGED-OFF:
Commercial and industrial	1	9
Commercial real estate	0	74
Total loans charged-off	$1	$83
Commercial and industrial	20	0
Commercial real estate	8	10
Residential real estate	33	0
Total loans recovered	$61	$10
Net loans charged-off	(60)	73
Additions to acquired allowance charged to operations	(41)	167
Balance of acquired allowance at end of period	$104	$251
Allowance for acquired loans as a percentage of acquired loans outstanding acquired loans and leases	0.03%	0.07%
Annualized net (recoveries) charge-offs on acquired loans as a percentage of average acquired loans and leases outstanding during the period	(0.08)%	0.08%
Annualized total net charge-offs as a percentage of average loans and leases outstanding during the period	0.01%	0.03%

Net loan and lease chargeoffs totaled $127,000 for the three months ended March 31, 2018, compared to $358,000 for the same period in 2017. Annualized net chargeoffs were 0.02% of average total loans and leases, down from 0.03% for the same period in 2017.

The provision for loan and lease losses was $567,000 for the three months ended March 31, 2018, compared to $769,000 for the same period in 2017. The lower provision expense was largely attributable to lower net charge-offs in the first quarter of 2018 ($127,000) compared to the first quarter of 2017 ($358,000) and stable credit quality.

Analysis of Past Due and Nonperforming Loans
(in thousands)	3/31/2018	12/31/2017	3/31/2017
Loans 90 days past due and accruing	$0	$44	$0
Total loans 90 days past due and accruing	0	44	0
Nonaccrual loans
Commercial and industrial	4,681	2,852	570
Commercial real estate	5,720	5,948	7,319
Residential real estate	11,140	10,363	9,074
Consumer and other	240	354	179
Total nonaccrual loans	21,781	19,517	17,142
Troubled debt restructurings not included above	3,455	3,449	2,948
Total nonperforming loans and leases	25,236	23,010	20,090
Other real estate owned	2,047	2,047	2,520
Total nonperforming assets	$27,283	$25,057	$22,610
Allowance as a percentage of nonperforming loans and leases	159.34%	172.84%	180.02%
Total nonperforming loans and leases as percentage of total loans and leases	0.54%	0.49%	0.47%
Total nonperforming assets as percentage of total assets	0.41%	0.38%	0.36%

1 The March 31, 2018, December 31, 2017, and March 31, 2017 columns in the above table exclude $1.1 million, $1.1 million, and $2.7 million, respectively, of acquired loans that are 90 days past due and accruing interest.  These loans were originally recorded at fair value on the acquisition date of August 1, 2012.  These loans are considered to be accruing as we can reasonably estimate future cash flows on these acquired loans and we expect to fully collect the carrying value of these loans.  Therefore, we are accreting the difference between the carrying value of these loans and their expected cash flows into interest income.

Nonperforming assets include nonaccrual loans, troubled debt restructurings (“TDR”), and foreclosed real estate/other real estate owned. Nonperforming assets represented 0.41% of total assets at March 31, 2018, up from 0.38% as of December 31, 2017, and up from 0.36% at March 31, 2017. The Company’s ratio of nonperforming assets to total assets continues to compare favorably to our peer group’s most recent ratio of 0.63% at December 31, 2017. Total nonperforming assets of $27.3 million at March 31, 2018 were up 8.9% compared to December 31, 2017. The quarter-over-quarter increase was mainly due to one large commercial and industrial relationship, totaling $2.9 million, being moved to nonaccrual in the first quarter of 2018.

Total nonperforming loans and leases of $25.2 million were up $2.2 million from year end 2017, and up $5.1 million from March 31, 2017. A breakdown of nonperforming loans by portfolio segment is shown above. The decrease in nonaccrual commercial real estate loans is mainly due to the movement of a larger commercial real estate loan from nonaccrual status to other real estate owned.

Loans are considered modified in a TDR when, due to a borrower’s financial difficulties, the Company makes a concession(s) to the borrower that it would not otherwise consider and the borrower could not obtain elsewhere. These modifications may include, among others, an extension of the term of the loan, and granting a period when interest-only payments can be made, with the principal payments made over the remaining term of the loan or at maturity. TDRs are included in the above table within the following categories: “loans 90 days past due and accruing”, “nonaccrual loans”, or “troubled debt restructurings not included above”. Loans in the latter category include loans that meet the definition of a TDR but are performing in accordance with the modified terms and therefore classified as accruing loans. At March 31, 2018, the Company had $6.9 million in TDRs, and of that total $3.4 million were reported as nonaccrual and $3.5 million were considered performing and included in the table above.

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

The Company’s recorded investment in loans and leases that are considered impaired totaled $18.6 million at March 31, 2018, compared to $15.8 million at December 31, 2017 and $15.7 million at March 31, 2017. A loan is impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impaired loans consist of our non-homogenous nonaccrual loans, and all TDRs. Specific reserves on individually identified impaired loans that are not collateral dependent are measured based on the present value of expected future cash flows discounted at the original effective interest rate of each loan. For loans that are collateral dependent, impairment is measured based on the fair value of the collateral less estimated selling costs, and such impaired amounts are generally charged off.

The average recorded investment in impaired loans and leases was $17.2 million at March 31, 2018, compared to $17.1 million at March 31, 2017. At March 31, 2018, there was a specific reserve of $496,000 on impaired loans compared to $466,000 of specific reserves at December 31, 2017. The specific reserve of $496,000 at March 31, 2018 includes specific reserves of $471,000 for the originated portfolio, and specific reserves of $25,000 for the acquired portfolio. The majority of impaired loans are collateral dependent impaired loans that have limited exposure or require limited specific reserve because of the amount of collateral support with respect to these loans and previous charge-offs. Interest payments on impaired loans are typically applied to principal unless collectability of the principal amount is reasonably assured. In these cases, interest is recognized on a cash basis.

The ratio of the allowance to nonperforming loans (loans past due 90 days and accruing, nonaccrual loans and restructured troubled debt) was 159.34% at March 31, 2018, compared to 172.84% at December 31, 2017, and 180.02% at March 31, 2017. The Company’s nonperforming loans are mostly made up of collateral dependent impaired loans with limited exposure or require limited specific reserve due to the level of collateral available with respect to these loans and/or previous charge-offs.

Management reviews the loan portfolio continuously for evidence of potential problem loans and leases. Potential problem loans and leases are loans and leases that are currently performing in accordance with contractual terms, but where known information about possible credit problems of the related borrowers causes management to have doubt as to the ability of such borrowers to comply with the present loan payment terms and may result in such loans and leases becoming nonperforming at some time in the future. Management considers loans and leases classified as Substandard, which continue to accrue interest, to be potential problem loans and leases. The Company, through its internal loan review function, identified 34 commercial relationships from the originated portfolio and 9 commercial relationships from the acquired portfolio totaling $24.3 million and $1.6 million, respectively at March 31, 2018 that were potential problem loans. At December 31, 2017, the Company had identified 28 relationships totaling $11.2 million in the originated portfolio and 10 relationships totaling $3.6 million in the acquired portfolio that were potential problem loans. Of the 34 commercial relationships in the originated portfolio at March 31, 2018 that were Substandard, there were 7 relationships that equaled or exceeded $1.0 million, which in aggregate totaled $17.6 million, the largest of which was $3.6 million. Of the 9 commercial relationships from the acquired loan portfolio at March 31, 2018 that were Substandard, there no relationships that equaled or exceeded $1.0 million. The Company continues to monitor these potential problem relationships; however, management cannot predict the extent to which continued weak economic conditions or other factors may further impact borrowers. These loans remain in a performing status due to a variety of factors, including payment history, the value of collateral supporting the credits, and personal or government guarantees. These factors, when considered in the aggregate, give management reason to believe that the current risk exposure on these loans does not warrant accounting for these loans as nonperforming. However, these loans do exhibit certain risk factors, which have the potential to cause them to become nonperforming. Accordingly, management’s attention is focused on these credits, which are reviewed on at least a quarterly basis.

Capital
Total equity was $579.4 million at March 31, 2018, an increase of $3.2 million or 0.6% from December 31, 2017. The increase reflects growth in retained earnings, and additional paid-in capital; partially offset by an increase in other comprehensive losses.

Additional paid-in capital increased by $2.6 million, from $364.0 million at December 31, 2017, to $366.7 million at March 31, 2018. The increase is primarily attributable to the following: $3.1 million related to shares issued under the employee stock ownership plan and $855,000 related to stock based compensation; partially offset by $1.2 million in planned repurchases of Company stock in connection with its stock repurchase plan. Retained earnings increased by $14.9 million from $265.0 million at December 31, 2017, to $279.9 million at March 31, 2018, reflecting net income of $20.4 million less dividends paid of $7.3 million. Accumulated other comprehensive loss increased from a net loss of $51.3 million at December 31, 2017, to a net loss of $65.6 million at March 31, 2018, reflecting a $14.6 million increase in unrealized losses on available-for-sale securities due to changes in market rates, and a $318,000 decrease related to post-retirement benefit plans. In connection with the adoption of Basel III Capital Rules on January 1, 2015, the Company elected to opt-out of the requirement to include most components of other comprehensive income in regulatory capital. Accordingly, amounts reported as accumulated other comprehensive income/loss related to net unrealized gain or loss on available-for-sale securities and the funded status of the Company’s defined benefit post-retirement benefit plans do not increase or reduce regulatory capital and are not included in the calculation of risk-based capital and leverage ratios.

Cash dividends paid in the first three months of 2018 totaled approximately $7.3 million, representing 35.9% of year to date 2018 earnings. Cash dividends of $0.48 per common share paid in the first three months of 2018 were up 6.3% over cash dividends of $0.45 per common share paid in the first three months of 2017.

On July 21, 2016, the Company’s Board of Directors authorized a stock repurchase plan for the Company to repurchase up to 400,000 shares of the Company’s common stock (the "2016 Repurchase Plan"). Purchases may be made over the 24 months following adoption of the plan. The repurchase program may be suspended, modified or terminated by the Board of Directors at any time for any reason.

As of March 31, 2018, the Company had repurchased 15,500 shares at an average price of $77.85 under the 2016 Repurchase Plan.

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

The following table provides a summary of the Company’s capital ratios as of March 31, 2018.

REGULATORY CAPITAL ANALYSIS
March 31, 2018	Actual		Minimum Capital Required - Basel III Fully Phased-In		Well Capitalized Requirement
(dollar amounts in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk weighted assets)	$601,773	12.50%	$505,315	10.50%	$481,253	10.00%
Tier 1 Capital (to risk weighted assets)	$559,811	11.63%	$409,065	8.50%	$385,002	8.00%
Tier 1 Common Equity (to risk weighted assets)	$543,077	11.28%	$336,877	7.00%	$312,814	6.50%
Tier 1 Capital (to average assets)	$559,811	8.53%	$262,530	4.00%	$328,163	5.00%

On March 31, 2018, the Company’s capital ratios exceeded the minimum required capital ratios plus the required conservation buffer, the minimum required capital ratios plus the fully phased-in capital conservation buffer, and the minimum required capital ratios for well capitalized institutions. The capital levels required to be considered well capitalized, presented in the above table, are based upon prompt corrective action regulations, as amended to reflect the changes under Basel III Capital Rules.

Total capital as a percent of risk weighted assets increased to 12.5% at March 31, 2018, compared with 12.3% as of December 31, 2017. Tier 1 capital as a percent of risk weighted assets increased slightly from 11.4% at the end of 2017 to 11.6% as of March 31, 2018. Tier 1 capital as a percent of average assets was 8.5% at March 31, 2018, which is up from 8.4% as of December 31, 2017. Common equity tier 1 capital was 11.3% at the end of the first quarter of 2018, up slightly from 11.1% at the end of 2017.

On January 31, 2017, the Company redeemed all of the trust preferred of Tompkins Capital Trust I for an aggregate of $20.5 million, at a redemption price equal to 100% of the liquidation amount of the securities ($1,000 per security), plus any accrued and unpaid interest up to the redemption date.

As of March 31, 2018, the capital ratios for the Company’s subsidiary banks also exceeded the minimum required capital ratios plus the required conservation buffer, the minimum required capital ratios plus the fully phased-in capital conservation buffer, and the minimum required capital ratios for well capitalized institutions.

Deposits and Other Liabilities
Total deposits of $4.9 billion at March 31, 2018 increased $92.1 million or 1.9% from December 31, 2017. The increase from year-end 2017 was comprised mainly of increases in money market and savings deposits (up $242.0 million). The growth in deposits reflects increases in municipal balances as well as both personal and business balances over year end.

The most significant source of funding for the Company is core deposits. The Company defines core deposits as total deposits less time deposits of $250,000 or more, brokered deposits, national deposit listing services and municipal money market deposits. Core deposits were flat when compared to year-end 2017. Core deposits represented 81.8% of total deposits at March 31, 2018, compared to 82.6% of total deposits at December 31, 2017.

Municipal money market savings and interest checking accounts totaled $1.0 billion at March 31, 2018 which was an increase of 20.0% compared to year-end 2017. In general, there is a seasonal pattern to municipal deposits starting with a low point during July and August. Account balances tend to increase throughout the fall and into the winter months from tax deposits and an additional inflow at the end of March from the electronic deposit of state funds.

The Company uses both retail and wholesale repurchase agreements. Retail repurchase agreements are arrangements with local customers of the Company, in which the Company agrees to sell securities to the customer with an agreement to repurchase those securities at a specified later date. Retail repurchase agreements totaled $69.1 million at March 31, 2018, and $75.2 million at December 31, 2017. Management generally views local repurchase agreements as an alternative to large time deposits.

The Company’s other borrowings totaled $995.1 million at March 31, 2018, down $76.7 million or 7.2% from $1.1 billion at December 31, 2017. Deposit growth supported asset growth and the partial paydown of borrowings. Borrowings at March 31, 2018 included $511.0 million in FHLB overnight advances, $475.0 million of FHLB term advances, and a $9.0 million advance from a correspondent bank. Borrowings at year-end 2017 included $587.7 million in overnight advances from FHLB, $475.0 million of FHLB term advances, and a $9.0 million advances from a correspondent bank. Of the $475.0 million in FHLB term advances at March 31, 2018, $265.0 million is due in over one year.

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

Core deposits, discussed above under “Deposits and Other Liabilities”, are a primary and low cost funding source obtained primarily through the Company’s branch network. In addition to core deposits, the Company uses non-core funding sources to support asset growth. These non-core funding sources include time deposits of $250,000 or more, brokered time deposits, national deposit listing services, municipal money market deposits, bank borrowings, securities sold under agreements to repurchase and overnight and term advances from the FHLB. Rates and terms are the primary determinants of the mix of these funding sources. Non-core funding sources of $2.0 billion at March 31, 2018 decreased $28.1 million or 1.4% as compared to year end 2017. The decrease in non-core funding sources reflects mainly the paydown of overnight borrowings with the FHLB as a result of strong deposit growth during the first quarter of 2018. Non-core funding sources, as a percentage of total liabilities, were 32.3% at March 31, 2018, compared to 32.8% at December 31, 2017.

Non-core funding sources may require securities to be pledged against the underlying liability. Securities carried at $1.4 billion at March 31, 2018 and $1.3 billion at December 31, 2017, were either pledged or sold under agreements to repurchase. Pledged securities represented 90.0% of total securities at March 31, 2018, compared to 84.3% of total securities at December 31, 2017. The increase is attributable to the growth of deposits from municipal customers and the shift of investment balances into higher yielding loans.

Cash and cash equivalents totaled $68.1 million as of March 31, 2018 which decreased from $84.3 million at December 31, 2017. Short-term investments, consisting of securities due in one year or less, decreased from $57.9 million at December 31, 2017, to $43.4 million on March 31, 2018.

Cash flow from the loan and investment portfolios provides a significant source of liquidity. These assets may have stated maturities in excess of one year, but have monthly principal reductions. Total mortgage-backed securities, at fair value, were $788.4 million at March 31, 2018 compared with $794.0 million at December 31, 2017. Outstanding principal balances of residential mortgage loans, consumer loans, and leases totaled approximately $1.4 billion at March 31, 2018 unchanged from year end 2017. Aggregate amortization from monthly payments on these assets provides significant additional cash flow to the Company.

The Company's liquidity is enhanced by ready access to national and regional wholesale funding sources including Federal funds purchased, repurchase agreements, brokered certificates of deposit, and FHLB advances. Through its subsidiary banks, the Company has borrowing relationships with the FHLB and correspondent banks, which provide secured and unsecured borrowing capacity. At March 31, 2018, the unused borrowing capacity on established lines with the FHLB was $1.1 billion.

As members of the FHLB, the Company’s subsidiary banks can use certain unencumbered mortgage-related assets and securities to secure additional borrowings from the FHLB. At March 31, 2018, total unencumbered residential mortgage loans and securities were $518.4 million. Additional assets may also qualify as collateral for FHLB advances upon approval of the FHLB.

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

The Company’s Board of Directors has set a policy that interest rate risk exposure will remain within a range whereby net interest income will not decline by more than 10% in one year as a result of a 100 basis point parallel change in rates. Based upon the simulation analysis performed as of February 28, 2018, a 200 basis point parallel upward change in interest rates over a one-year time frame would result in a one-year decrease in net interest income from the base case of approximately 1.6%, while a 100 basis point parallel decline in interest rates over a one-year period would result in an decrease in one-year net interest income from the base case of 0.8%. The simulation assumes no balance sheet growth and no management action to address balance sheet mismatches.

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

The most recent simulation of a base case scenario, which assumes interest rates remain unchanged from the date of the simulation, reflects a net interest margin that is stable to higher over the next 12 to 24 months.

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

In addition to the simulation analysis, management uses an interest rate gap measure. The table below is a Condensed Static Gap Report, which illustrates the anticipated repricing intervals of assets and liabilities as of March 31, 2018. The Company’s one-year net interest rate gap was a negative $804.1 million or 12.09% of total assets at March 31, 2018, compared with a negative $762.6 million or 11.47% of total assets at December 31, 2017. A negative gap position exists when the amount of interest-bearing liabilities maturing or repricing exceeds the amount of interest-earning assets maturing or repricing within a particular time period. This analysis suggests that the Company’s net interest income is moderately more vulnerable to an increasing rate environment than it is to a prolonged declining interest rate environment. An interest rate gap measure could be significantly affected by external factors such as a rise or decline in interest rates, loan or securities prepayments, and deposit withdrawals.

Condensed Static Gap – March 31, 2018			Repricing Interval
(in thousands)	Total	0-3 months	3-6 months	6-12 months	Cumulative 12 months

Interest-earning assets[1]	$6,301,063	$1,246,337	$287,226	$516,385	$2,049,948
Interest-bearing liabilities	4,660,158	2,354,884	212,504	286,700	2,854,088
Net gap position		(1,108,547)	74,722	229,685	(804,140)
Net gap position as a percentage of total assets		(16.67)%	1.12%	3.45%	(12.09)%

1 Balances of available securities are shown at amortized cost

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2018. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this Report on Form 10-Q, the Company’s disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2018, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

There have been no material changes in the risk factors previously disclosed under Item 1A. of the Company’s Annual Report on Form 10-K, as amended, for the fiscal year ended December 31, 2017.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

	Total Number of Shares Purchased (a)	Average Price Paid Per Share (b)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (c)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (d)

January 1, 2018 through January 31, 2018	1,580	$80.38	0	400,000

February 1, 2018 through February 28, 2018	3,478	79.26	3,000	397,000

March 1, 2018 through March 31, 2018	12,500	77.61	12,500	384,500

Total	17,558	$78.18	15,500	384,500

Included in the table above are 1,580 shares purchased in January 2018, at an average cost of $80.38, and 478 shares purchased in February 2018, at an average cost of $81.60, by the trustee of the rabbi trust established by the Company under the Company’s Stock Retainer Plan For Eligible Directors of Tompkins Financial Corporation and Participating Subsidiaries, which were part of the director deferred compensation under that plan. In addition to the amounts above, 3,000 shares and 12,500 shares were purchased on the open market in February and March 2018 at an average price of $78.88 and $77.61, respectively.

On July 21, 2016, the Company’s Board of Directors authorized a stock repurchase plan for the Company to repurchase up to 400,000 shares of the Company’s common stock. Purchases may be made over the 24 months following adoption of the plan. The repurchase program may be suspended, modified or terminated by the Board of Directors at any time for any reason. 15,500 shares have been repurchased under this Plan as of the date of this report at an average price of $77.85.

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

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, formatted in XBRL (eXtensible Business Reporting Language):  (i) Condensed Consolidated Statements of Condition as of March 31, 2018 and December 31, 2017; (ii) Condensed Consolidated Statements of Income for the three months ended March 31, 2018 and 2017; (iii) Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2018 and 2017; (iv) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2018 and 2017; (v) Condensed Consolidated Statements of Changes in Shareholders’ Equity for the three months ended March 31, 2018 and 2017; and (vi) Notes to Unaudited Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	May 9, 2018

TOMPKINS FINANCIAL CORPORATION

By:	/S/ Stephen S. Romaine
Stephen S. Romaine
President and Chief Executive Officer
(Principal Executive Officer)

By:	/S/ Francis M. Fetsko
Francis M. Fetsko
Executive Vice President, Chief Financial Officer, and Chief Operating Officer
(Principal Financial Officer)
(Principal Accounting Officer)