Form 10-Q
period 2018-06-30
TOMPKINS FINANCIAL CORP
filed 2018-08-08
CIK 1005817

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to ______

Commission File Number 1-12709

Tompkins Financial Corporation
(Exact name of registrant as specified in its charter)

New York	16-1482357
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

118 E. Seneca Street, P.O. Box 460, Ithaca, NY	14851
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐ No ☒.

Indicate the number of shares of the Registrant’s Common Stock outstanding as of the latest practicable date:

Class	Outstanding as of July 24, 2018
Common Stock, $0.10 par value	15,278,430 shares

TOMPKINS FINANCIAL CORPORATION

FORM 10-Q

TOMPKINS FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CONDITION

(In thousands, except share and per share data)	As of	As of
ASSETS	6/30/2018	12/31/2017
	(unaudited)	(audited)
Cash and noninterest bearing balances due from banks	$80,702	$77,688
Interest bearing balances due from banks	1,971	6,615
Cash and Cash Equivalents	82,673	84,303

Available-for-sale securities, at fair value (amortized cost of $1,385,805 at June 30, 2018 and $1,408,996 at December 31, 2017)	1,343,690	1,391,862
Held-to-maturity securities, at amortized cost (fair value of $137,221 at June 30, 2018 and $140,315 at December 31, 2017)	139,413	139,216
Equity securities, at fair value (amortized cost $1,000,000 at June 30, 2018 and $1,000,000 at December 31, 2017)	888	913
Originated loans and leases, net of unearned income and deferred costs and fees	4,507,006	4,358,543
Acquired loans and leases	284,187	310,577
Less: Allowance for loan and lease losses	41,225	39,771
Net Loans and Leases	4,749,968	4,629,349

Federal Home Loan Bank and other stock	58,770	50,498
Bank premises and equipment, net	93,994	86,995
Corporate owned life insurance	81,126	80,106
Goodwill	92,283	92,291
Other intangible assets, net	8,342	9,263
Accrued interest and other assets	94,653	83,494
Total Assets	$6,745,800	$6,648,290
LIABILITIES
Deposits:
Interest bearing:
Checking, savings and money market	2,749,782	2,651,632
Time	635,004	748,250
Noninterest bearing	1,407,443	1,437,925
Total Deposits	4,792,229	4,837,807

Federal funds purchased and securities sold under agreements to repurchase	52,042	75,177
Other borrowings	1,229,956	1,071,742
Trust preferred debentures	16,777	16,691
Other liabilities	64,147	70,671
Total Liabilities	$6,155,151	$6,072,088
EQUITY
Tompkins Financial Corporation shareholders’ equity:
Common Stock - par value $.10 per share: Authorized 25,000,000 shares; Issued: 15,314,340 at June 30, 2018; and 15,301,524 at December 31, 2017	1,532	1,530
Additional paid-in capital	367,121	364,031
Retained earnings	294,553	265,007
Accumulated other comprehensive loss	(69,436)	(51,296)
Treasury stock, at cost – 118,554 shares at June 30, 2018, and 120,805 shares at December 31, 2017	(4,597)	(4,492)
Total Tompkins Financial Corporation Shareholders’ Equity	589,173	574,780

Noncontrolling interests	1,476	1,422
Total Equity	$590,649	$576,202
Total Liabilities and Equity	$6,745,800	$6,648,290

See notes to unaudited condensed consolidated financial statements.

TOMPKINS FINANCIAL CORPORATION
 CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Six Months Ended
(In thousands, except per share data) (Unaudited)	6/30/2018	6/30/2017	6/30/2018	6/30/2017
INTEREST AND DIVIDEND INCOME
Loans	$52,757	$47,357	$103,651	$92,308
Due from banks	7	4	13	6
Available-for-sale securities	7,729	7,647	15,373	14,969
Held-to-maturity securities	854	870	1,712	1,748
Federal Home Loan Bank and other stock	796	464	1,534	932
Total Interest and Dividend Income	62,143	56,342	122,283	109,963
INTEREST EXPENSE
Time certificates of deposits of $250,000 or more	540	466	525	907
Other deposits	3,087	2,482	5,870	4,829
Federal funds purchased and securities sold under agreements to repurchase	34	43	80	151
Trust preferred debentures	306	256	586	623
Other borrowings	5,462	2,794	9,821	5,118
Total Interest Expense	9,429	6,041	16,882	11,628
Net Interest Income	52,714	50,301	105,401	98,335
Less: Provision for loan and lease losses	1,045	976	1,612	1,745
Net Interest Income After Provision for Loan and Lease Losses	51,669	49,325	103,789	96,590
NONINTEREST INCOME
Insurance commissions and fees	7,387	7,092	14,781	14,210
Investment services income	4,022	3,891	8,268	7,682
Service charges on deposit accounts	2,080	2,045	4,212	4,212
Card services income	2,621	2,676	4,767	4,685
Other income	4,898	1,746	6,686	3,901
Net gain on securities transactions	150	0	274	0
Total Noninterest Income	21,158	17,450	38,988	34,690
NONINTEREST EXPENSES
Salaries and wages	21,377	20,480	42,375	40,116
Other employee benefits	5,183	4,989	10,559	10,624
Net occupancy expense of premises	3,170	3,390	6,816	6,901
Furniture and fixture expense	1,673	1,637	3,648	3,234
FDIC insurance	704	617	1,371	1,155
Amortization of intangible assets	443	485	894	978
Other operating expense	12,435	9,970	23,043	19,928
Total Noninterest Expenses	44,985	41,568	88,706	82,936
Income Before Income Tax Expense	27,842	25,207	54,071	48,344
Income Tax Expense	5,751	8,248	11,512	15,637
Net Income attributable to Noncontrolling Interests and Tompkins Financial Corporation	22,091	16,959	42,559	32,707
Less: Net income attributable to noncontrolling interests	32	33	64	65
Net Income Attributable to Tompkins Financial Corporation	$22,059	$16,926	$42,495	$32,642
Basic Earnings Per Share	$1.44	$1.11	$2.78	$2.15
Diluted Earnings Per Share	$1.43	$1.11	$2.76	$2.13

See notes to unaudited condensed consolidated financial statements.

TOMPKINS FINANCIAL CORPORATION
 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended
(In thousands) (Unaudited)	6/30/2018	6/30/2017
Net income attributable to noncontrolling interests and Tompkins Financial Corporation	$22,091	$16,959
Other comprehensive (loss) income, net of tax:

Available-for-sale securities:
Change in net unrealized gain/loss during the period	(4,028)	1,831
Reclassification adjustment for net realized gain on sale of available-for-sale securities included in net income	(128)	0

Employee benefit plans:
Amortization of net retirement plan actuarial gain	334	238
Amortization of net retirement plan prior service cost (credit)	3	(9)

Other comprehensive (loss) income	(3,819)	2,060

Subtotal comprehensive income attributable to noncontrolling interests and Tompkins Financial Corporation	18,272	19,019
Less: Net income attributable to noncontrolling interests	(32)	(33)
Total comprehensive income attributable to Tompkins Financial Corporation	$18,240	$18,986

	Six Months Ended
(In thousands) (Unaudited)	6/30/2018	6/30/2017
Net income attributable to noncontrolling interests and Tompkins Financial Corporation	$42,559	$32,707
Other comprehensive (loss) income, net of tax:

Available-for-sale securities:
Change in net unrealized gain/loss during the period	(18,638)	3,028
Reclassification adjustment for net realized gain on sale of available-for-sale securities included in net income	(222)	0

Employee benefit plans:
Amortization of net retirement plan actuarial gain	649	452
Amortization of net retirement plan prior service cost	6	5

Other comprehensive (loss) income	(18,205)	3,485

Subtotal comprehensive income attributable to noncontrolling interests and Tompkins Financial Corporation	24,354	36,192
Less: Net income attributable to noncontrolling interests	(64)	(65)
Total comprehensive income attributable to Tompkins Financial Corporation	$24,290	$36,127

See notes to unaudited condensed consolidated financial statements.

TOMPKINS FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
(In thousands) (Unaudited)	6/30/2018	6/30/2017
OPERATING ACTIVITIES
Net income attributable to Tompkins Financial Corporation	$42,495	$32,642
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	1,612	1,745
Depreciation and amortization of premises, equipment, and software	4,618	3,641
Amortization of intangible assets	894	978
Earnings from corporate owned life insurance	(1,020)	(1,188)
Net amortization on securities	4,543	5,233
Amortization/accretion related to purchase accounting	(1,291)	(1,606)
Net gain on securities transactions	(274)	0
Net gain on sale of loans originated for sale	(88)	(23)
Proceeds from sale of loans originated for sale	2,019	478
Loans originated for sale	(1,876)	(455)
Net gain on sale of bank premises and equipment	(2,957)	(22)
Net excess tax benefit from stock based compensation	285	299
Stock-based compensation expense	1,696	1,405
Increase in accrued interest receivable	(462)	(985)
Increase (decrease) in accrued interest payable	219	(35)
Other, net	(10,241)	(989)
Net Cash Provided by Operating Activities	40,172	41,118
INVESTING ACTIVITIES
Proceeds from maturities, calls and principal paydowns of available-for-sale securities	69,341	77,092
Proceeds from sales of available-for-sale securities	55,924	0
Proceeds from maturities, calls and principal paydowns of held-to-maturity securities	2,638	3,695
Purchases of available-for-sale securities	(106,124)	(72,419)
Purchases of held-to-maturity securities	(3,034)	(1,765)
Net increase in loans	(121,813)	(159,747)
Net increase in Federal Home Loan Bank stock	(8,272)	(2,581)
Proceeds from sale of bank premises and equipment	3,257	35
Purchases of bank premises, equipment and software	(10,908)	(15,135)
Other, net	132	487
Net Cash Used in Investing Activities	(118,859)	(170,338)
FINANCING ACTIVITIES
Net increase in demand, money market, and savings deposits	67,667	169,438
Net decrease in time deposits	(112,315)	(43,297)
Net decrease in Federal funds purchased and securities sold under agreements to repurchase	(23,135)	(18,702)
Increase in other borrowings	415,931	398,750
Repayment of other borrowings	(257,717)	(331,530)
Redemption of trust preferred debentures	0	(21,161)
Cash dividends	(14,664)	(13,645)
Repurchase of common stock	(1,206)	0
Shares issued for dividend reinvestment plan	0	2,047
Shares issued for employee stock ownership plan	3,073	2,296
Net shares issued related to restricted stock awards	(363)	(435)
Net proceeds from exercise of stock options	(214)	(320)
Net Cash Provided by Financing Activities	77,057	143,441
Net (Decrease) Increase in Cash and Cash Equivalents	(1,630)	14,221
Cash and cash equivalents at beginning of period	84,303	63,954
Total Cash & Cash Equivalents at End of Period	$82,673	$78,175

See notes to unaudited condensed consolidated financial statements.

TOMPKINS FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
(In thousands) (Unaudited)	6/30/2018	6/30/2017
Supplemental Information:
Cash paid during the year for - Interest	$17,594	$12,222
Cash paid during the year for - Taxes	14,351	13,801
Transfer of loans to other real estate owned	185	2,693

See notes to unaudited condensed consolidated financial statements.

TOMPKINS FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

(In thousands except share and per share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Non- controlling Interests	Total
Balances at January 1, 2017	$1,517	$357,414	$230,182	$(37,109)	$(4,051)	$1,452	$549,405
Net income attributable to noncontrolling interests and Tompkins Financial Corporation			32,642			65	32,707
Other comprehensive income				3,485			3,485
Total Comprehensive Income							36,192
Cash dividends ($0.90 per share)			(13,645)				(13,645)
Net exercise of stock options (10,035 shares)	1	(321)					(320)
Shares issued for dividend reinvestment plan (24,075 shares)	2	2,045					2,047
Stock-based compensation expense		1,405					1,405
Shares issued for employee stock ownership plan (27,412 shares)		2,293					2,296
Directors deferred compensation plan ((695) shares)		153			(153)		0
Restricted stock activity ((7,975) shares)	(1)	(434)					(435)
Partial repurchase of noncontrolling interest						(30)	(30)
Balances at June 30, 2017	$1,522	$362,555	$249,179	$(33,624)	$(4,204)	$1,487	$576,915

Balances at January 1, 2018	$1,530	$364,031	$265,007	$(51,296)	$(4,492)	$1,422	$576,202
Net income attributable to noncontrolling interests and Tompkins Financial Corporation			42,495			64	42,559
Other comprehensive loss				(18,205)			(18,205)
Total Comprehensive Income							24,354
Cash dividends ($0.96 per share)			(14,664)				(14,664)
Net exercise of stock options (4,843 shares)	0	(214)					(214)
Common stock repurchased and returned to unissued status (15,500 shares)	(1)	(1,204)					(1,205)
Stock-based compensation expense		1,696					1,696
Shares issued for employee stock ownership plan (38,883 shares)	4	3,069					3,073
Directors deferred compensation plan ((2,251) shares)		105			(105)		0
Restricted stock activity ((15,410) shares)	(1)	(362)					(363)
Adoption of Accounting Guidance ASU 2016-01			(65)	65			0
Adoption of Accounting Guidance ASU 2014-09			1,780				1,780
Partial repurchase of noncontrolling interest						(10)	(10)
Balances at June 30, 2018	$1,532	$367,121	$294,553	$(69,436)	$(4,597)	$1,476	$590,649

See notes to unaudited condensed consolidated financial statements

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Business

Tompkins Financial Corporation (“Tompkins” or the “Company”) is headquartered in Ithaca, New York and is registered as a Financial Holding Company with the Federal Reserve Board under the Bank Holding Company Act of 1956, as amended. The Company is a locally oriented, community-based financial services organization that offers a full array of products and services, including commercial and consumer banking, leasing, trust and investment management, financial planning and wealth management, and insurance services. At June 30, 2018, the Company’s subsidiaries included: four wholly-owned banking subsidiaries, Tompkins Trust Company (the “Trust Company”), The Bank of Castile (DBA Tompkins Bank of Castile), Mahopac Bank (formerly known as Mahopac National Bank, DBA Tompkins Mahopac Bank), VIST Bank (DBA Tompkins VIST Bank); and a wholly-owned insurance agency subsidiary, Tompkins Insurance Agencies, Inc. (“Tompkins Insurance”). The trust division of the Trust Company provides a full array of investment services, including investment management, trust and estate, financial and tax planning as well as life, disability and long-term care insurance services. The Company’s principal offices are located at 118 E. Seneca Street, Ithaca, New York, 14851, and its telephone number is (888) 503-5753. The Company’s common stock is traded on the NYSE American under the Symbol “TMP.”

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

The Company recorded a net increase to beginning retained earnings of $1.8 million as of January 1, 2018 due to the cumulative impact of adopting ASC 606. The impact to beginning retained earnings was primarily driven by the recognition of $1.8 million of contingency income related to our insurance business segment. The adoption of ASC 606 did not have a significant impact on the Company’s consolidated financial statements as of and for the three- and six month periods ended June 30, 2018 and, as a result, comparisons of revenues and operating profit performance between periods are not significantly affected by the adoption of this ASU. Refer to Note 11 for additional disclosures required by ASC 606.

In January 2016, the FASB issued ASU No. 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities.” This ASU addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments by making targeted improvements to GAAP as follows: (1) require equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. However, an entity may choose to measure equity investments that do not have readily determinable fair values at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer; (2) simplify the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment. When a qualitative assessment indicates that impairment exists, an entity is required to measure the investment at fair value; (3) eliminate the requirement to disclose the fair value of financial instruments measured at amortized cost for entities that are not public business entities; (4) eliminate the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; (5) require public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; (6) require an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments; (7) require separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (that is, securities or loans and receivables) on the balance sheet or the accompanying notes to the financial statements; and (8) clarify that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. The Company adopted ASU No. 2016-01 effective January 1, 2018, and recognized a cumulative-effect adjustment of $65,000 for the after-tax impact of the unrealized loss on equity securities. In addition, the Company measured the fair value of its loan portfolio as of June 30, 2018 using an exit price notion. Refer to Note 14 "Fair Value".

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

4. Securities

Available-for-Sales Securities
The following table summarizes available-for-sale securities held by the Company at June 30, 2018:

	Available-for-Sale Securities
June 30, 2018	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(in thousands)
Obligations of U.S. Government sponsored entities	$498,540	$0	$10,941	$487,599
Obligations of U.S. states and political subdivisions	87,510	74	1,374	86,210
Mortgage-backed securities – residential, issued by
U.S. Government agencies	124,343	261	4,728	119,876
U.S. Government sponsored entities	672,859	305	25,387	647,777
Non-U.S. Government agencies or sponsored entities	53	0	0	53
U.S. corporate debt securities	2,500	0	325	2,175
Total available-for-sale securities	$1,385,805	$640	$42,755	$1,343,690

 The following table summarizes available-for-sale securities held by the Company at December 31, 2017:

	Available-for-Sale Securities
December 31, 2017	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(in thousands)
Obligations of U.S. Government sponsored entities	$507,248	$278	$3,333	$504,193
Obligations of U.S. states and political subdivisions	91,659	281	421	91,519
Mortgage-backed securities – residential, issued by
U.S. Government agencies	139,747	659	2,671	137,735
U.S. Government sponsored entities	667,767	1,045	12,634	656,178
Non-U.S. Government agencies or sponsored entities	75	0	0	75
U.S. corporate debt securities	2,500	0	338	2,162
Total debt securities	1,408,996	2,263	19,397	1,391,862
Equity securities	1,000	0	87	913
Total available-for-sale securities	$1,409,996	$2,263	$19,484	$1,392,775

Held-to-Maturity Securities
The following table summarizes held-to-maturity securities held by the Company at June 30, 2018:

	Held-to-Maturity Securities
June 30, 2018	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(in thousands)
Obligations of U.S. Government sponsored entities	$131,507	$0	$2,230	$129,277
Obligations of U.S. states and political subdivisions	7,906	42	4	7,944
Total held-to-maturity debt securities	$139,413	$42	$2,234	$137,221

The following table summarizes held-to-maturity securities held by the Company at December 31, 2017:

	Held-to-Maturity Securities
December 31, 2017	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(in thousands)
Obligations of U.S. Government sponsored entities	$131,707	$1,103	$90	$132,720
Obligations of U.S. states and political subdivisions	7,509	93	7	7,595
Total held-to-maturity debt securities	$139,216	$1,196	$97	$140,315

The Company may from time to time sell investment securities from its available-for-sale portfolio. Realized gains on available-for-sale securities were $172,000 and $297,000 for the three and six months ended June 30, 2018 and $0 for the same periods during 2017. Realized losses on available-for-sale securities were $3,000 for the three and six months ended June 30, 2018 and $0 for the same periods during 2017. The sales of available-for-sale investment securities were the result of general investment portfolio and interest rate risk management. The Company also recognized losses of $20,000 for the three and six months ended June 30, 2018, on equity securities, reflecting the change in fair value.

The following table summarizes available-for-sale securities that had unrealized losses at June 30, 2018:

	Less than 12 Months		12 Months or Longer		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of U.S. Government sponsored entities	$434,523	$9,116	$53,076	$1,825	$487,599	$10,941
Obligations of U.S. states and political subdivisions	55,903	852	11,026	522	66,929	1,374

Mortgage-backed securities – residential, issued by
U.S. Government agencies	20,321	749	87,043	3,979	107,364	4,728
U.S. Government sponsored entities	226,916	6,178	406,749	19,209	633,665	25,387
U.S. corporate debt securities	0	0	2,175	325	2,175	325
Total available-for-sale securities	$737,663	$16,895	$560,069	$25,860	$1,297,732	$42,755

The following table summarizes available-for-sale securities that had unrealized losses at December 31, 2017:

	Less than 12 Months		12 Months or Longer		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of U.S. Government sponsored entities	$319,545	$2,301	$39,791	$1,032	$359,336	$3,333
Obligations of U.S. states and political subdivisions	39,571	219	11,729	202	51,300	421

Mortgage-backed securities – residential, issued by
U.S. Government agencies	33,056	452	86,562	2,219	119,618	2,671
U.S. Government sponsored entities	208,524	1,941	410,767	10,693	619,291	12,634
U.S. corporate debt securities	0	0	2,163	338	2,163	338
Equity securities	0	0	913	87	913	87
Total available-for-sale securities	$600,696	$4,913	$551,925	$14,571	$1,152,621	$19,484

Beginning January 1, 2018, upon adoption of ASU 2016-01, equity securities with readily determinable fair values are stated at fair value with realized and unrealized gains and losses reported in the consolidated statement of income. For periods prior to adoption, equity securities were classified as available-for-sale and stated at fair value with unrealized gains and losses reports as a separate component of accumulated other comprehensive income, net of tax.

The following table summarizes held-to-maturity securities that had unrealized losses at June 30, 2018.

	Less than 12 Months		12 Months or Longer		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of U.S. Government sponsored entities	$129,278	$2,230	$0	$0	$129,278	$2,230

Obligations of U.S. states and political subdivisions	3,181	4	0	0	3,181	4
Total held-to-maturity securities	$132,459	$2,234	$0	$0	$132,459	$2,234

The following table summarizes held-to-maturity securities that had unrealized losses at December 31, 2017.

	Less than 12 Months		12 Months or Longer		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of U.S. Government sponsored entities	$20,505	$90	$0	$0	$20,505	$90

Obligations of U.S. states and political subdivisions	5,094	7	0	0	5,094	7
Total held-to-maturity securities	$25,599	$97	$0	$0	$25,599	$97

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

The Company does not intend to sell other-than-temporarily impaired investment securities that are in an unrealized loss position until recovery of unrealized losses (which may be until maturity), and it is not more-likely-than not that the Company will be required to sell the investment securities, before recovery of their amortized cost basis, which may be at maturity. Accordingly, as of June 30, 2018, and December 31, 2017, management has determined that the unrealized losses detailed in the tables above are not other-than-temporary.

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

As a result of the other-than-temporarily impairment review process, the Company does not consider any investment security held at June 30, 2018 to be other-than-temporarily impaired.

The amortized cost and estimated fair value of debt securities by contractual maturity are shown in the following table. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Mortgage-backed securities are shown separately since they are not due at a single maturity date.

June 30, 2018
(in thousands)	Amortized Cost	Fair Value
Available-for-sale securities:
Due in one year or less	$72,650	$72,406
Due after one year through five years	335,687	329,350
Due after five years through ten years	166,258	160,972
Due after ten years	13,955	13,256
Total	588,550	575,984
Mortgage-backed securities	797,255	767,706
Total available-for-sale debt securities	$1,385,805	$1,343,690

December 31, 2017
(in thousands)	Amortized Cost	Fair Value
Available-for-sale securities:
Due in one year or less	$51,909	$51,932
Due after one year through five years	368,846	367,377
Due after five years through ten years	162,061	160,374
Due after ten years	18,591	18,191
Total	601,407	597,874
Mortgage-backed securities	807,589	793,988
Total available-for-sale debt securities	$1,408,996	$1,391,862

June 30, 2018
(in thousands)	Amortized Cost	Fair Value
Held-to-maturity securities:
Due in one year or less	$7,264	$7,268
Due after one year through five years	76,894	75,655
Due after five years through ten years	55,255	54,298
Total held-to-maturity debt securities	$139,413	$137,221

December 31, 2017
(in thousands)	Amortized Cost	Fair Value
Held-to-maturity securities:
Due in one year or less	$5,980	$5,979
Due after one year through five years	51,936	52,227
Due after five years through ten years	81,300	82,109
Due after ten years	0	0
Total held-to-maturity debt securities	$139,216	$140,315

The Company also holds non-marketable Federal Home Loan Bank New York (“FHLBNY”) stock, non-marketable Federal Home Loan Bank Pittsburgh (“FHLBPITT”) stock and non-marketable Atlantic Community Bankers Bank stock ("ACBB"), all of which are required to be held for regulatory purposes and for borrowing availability. The required investment in FHLB stock is tied to the Company’s borrowing levels with the FHLB. Holdings of FHLBNY stock, FHLBPITT stock, and ACBB stock totaled $41.4 million, $17.3 million and $95,000 at June 30, 2018, respectively. These securities are carried at par, which is also cost. The FHLBNY and FHLBPITT continue to pay dividends and repurchase stock. Quarterly, we evaluate our investment in the FHLB for impairment. We evaluate recent and long-term operating performance, liquidity, funding and capital positions, stock repurchase history, dividend history and impact of legislative and regulatory changes. Based on our most recent evaluation, as of June 30, 2018, we have determined that no impairment write-downs are currently required.

5. Loans and Leases
Loans and Leases at June 30, 2018 and December 31, 2017 were as follows:

	6/30/2018			12/31/2017
(in thousands)	Originated	Acquired	Total Loans and Leases	Originated	Acquired	Total Loans and Leases
Commercial and industrial
Agriculture	$95,618	$0	$95,618	$108,608	$0	$108,608
Commercial and industrial other	939,058	45,965	985,023	932,067	50,976	983,043
Subtotal commercial and industrial	1,034,676	45,965	1,080,641	1,040,675	50,976	1,091,651
Commercial real estate
Construction	232,922	1,432	234,354	202,486	1,480	203,966
Agriculture	143,229	236	143,465	129,712	247	129,959
Commercial real estate other	1,737,686	189,722	1,927,408	1,660,782	206,020	1,866,802
Subtotal commercial real estate	2,113,837	191,390	2,305,227	1,992,980	207,747	2,200,727
Residential real estate
Home equity	207,820	24,425	232,245	212,812	28,444	241,256
Mortgages	1,075,865	21,501	1,097,366	1,039,040	22,645	1,061,685
Subtotal residential real estate	1,283,685	45,926	1,329,611	1,251,852	51,089	1,302,941
Consumer and other
Indirect	12,051	0	12,051	12,144	0	12,144
Consumer and other	52,128	906	53,034	50,214	765	50,979
Subtotal consumer and other	64,179	906	65,085	62,358	765	63,123
Leases	14,461	0	14,461	14,467	0	14,467
Total loans and leases	4,510,838	284,187	4,795,025	4,362,332	310,577	4,672,909
Less: unearned income and deferred costs and fees	(3,832)	0	(3,832)	(3,789)	0	(3,789)
Total loans and leases, net of unearned income and deferred costs and fees	$4,507,006	$284,187	$4,791,193	$4,358,543	$310,577	$4,669,120

The outstanding principal balance and the related carrying amount of the Company’s loans acquired in the VIST Bank acquisition are as follows at June 30, 2018 and December 31, 2017:

(in thousands)	6/30/2018	12/31/2017
Acquired Credit Impaired Loans
Outstanding principal balance	$13,675	$14,337
Carrying amount	11,539	11,962

Acquired Non-Credit Impaired Loans
Outstanding principal balance	275,173	301,128
Carrying amount	272,648	298,615

Total Acquired Loans
Outstanding principal balance	288,848	315,465
Carrying amount	284,187	310,577

The Company has adopted comprehensive lending policies, underwriting standards and loan review procedures. Management reviews these policies and procedures on a regular basis. The Company discussed its lending policies and underwriting guidelines for its various lending portfolios in Note 5 – “Loans and Leases” in the Notes to Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. There have been no significant changes in these policies and guidelines since the date of that report. As such, these policies are reflective of new originations as well as those balances held at June 30, 2018. The Company’s Board of Directors approves the lending policies at least annually. The Company recognizes that exceptions to policy guidelines may occasionally occur and has established procedures for approving exceptions to these policy guidelines. Management has also implemented reporting systems to monitor loan origination, loan quality, concentrations of credit, loan delinquencies and nonperforming loans and potential problem loans.

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

The below table is an age analysis of past due loans, segregated by originated and acquired loan and lease portfolios, and by class of loans, as of June 30, 2018 and December 31, 2017.

June 30, 2018
(in thousands)	30-89 days	90 days or more	Current Loans	Total Loans	90 days and accruing1	Nonaccrual
Originated Loans and Leases
Commercial and industrial
Agriculture	$0	$0	$95,618	$95,618	$0	$0
Commercial and industrial other	515	940	937,603	939,058	0	4,576
Subtotal commercial and industrial	515	940	1,033,221	1,034,676	0	4,576
Commercial real estate
Construction	0	0	232,922	232,922	0	0
Agriculture	0	0	143,229	143,229	0	0
Commercial real estate other	1,252	1,855	1,734,579	1,737,686	0	5,431
Subtotal commercial real estate	1,252	1,855	2,110,730	2,113,837	0	5,431
Residential real estate
Home equity	835	566	206,419	207,820	0	1,300
Mortgages	2,402	2,206	1,071,257	1,075,865	0	7,425
Subtotal residential real estate	3,237	2,772	1,277,676	1,283,685	0	8,725
Consumer and other
Indirect	284	86	11,681	12,051	0	211
Consumer and other	587	63	51,478	52,128	0	139
Subtotal consumer and other	871	149	63,159	64,179	0	350
Leases	0	0	14,461	14,461	0	0
Total loans and leases	5,875	5,716	4,499,247	4,510,838	0	19,082
Less: unearned income and deferred costs and fees	0	0	(3,832)	(3,832)	0	0
Total originated loans and leases, net of unearned income and deferred costs and fees	$5,875	$5,716	$4,495,415	$4,507,006	$0	$19,082
Acquired Loans and Leases
Commercial and industrial
Commercial and industrial other	0	82	45,883	45,965	59	23
Subtotal commercial and industrial	0	82	45,883	45,965	59	23
Commercial real estate
Construction	0	0	1,432	1,432	0	0
Agriculture	0	0	236	236	0	0
Commercial real estate other	231	2,245	187,246	189,722	568	232
Subtotal commercial real estate	231	2,245	188,914	191,390	568	232
Residential real estate
Home equity	320	341	23,764	24,425	61	1,130
Mortgages	554	671	20,276	21,501	422	1,288
Subtotal residential real estate	874	1,012	44,040	45,926	483	2,418
Consumer and other
Consumer and other	3	0	903	906	0	0
Subtotal consumer and other	3	0	903	906	0	0
Total acquired loans and leases, net of unearned income and deferred costs and fees	$1,108	$3,339	$279,740	$284,187	$1,110	$2,673

December 31, 2017
(in thousands)	30-89 days	90 days or more	Current Loans	Total Loans	90 days and accruing[1]	Nonaccrual
Originated loans and leases
Commercial and industrial
Agriculture	$0	$0	$108,608	$108,608	$0	$0
Commercial and industrial other	431	849	930,787	932,067	0	2,852
Subtotal commercial and industrial	431	849	1,039,395	1,040,675	0	2,852
Commercial real estate
Construction	0	0	202,486	202,486	0	0
Agriculture	0	0	129,712	129,712	0	0
Commercial real estate other	1,583	2,125	1,657,074	1,660,782	0	5,402
Subtotal commercial real estate	1,583	2,125	1,989,272	1,992,980	0	5,402
Residential real estate
Home equity	1,045	448	211,319	212,812	0	1,537
Mortgages	3,153	2,692	1,033,195	1,039,040	0	6,108
Subtotal residential real estate	4,198	3,140	1,244,514	1,251,852	0	7,645
Consumer and other
Indirect	449	205	11,490	12,144	6	278
Consumer and other	130	42	50,042	50,214	38	76
Subtotal consumer and other	579	247	61,532	62,358	44	354
Leases	0	0	14,467	14,467	0	0
Total loans and leases	6,791	6,361	4,349,180	4,362,332	44	16,253
Less: unearned income and deferred costs and fees	0	0	(3,789)	(3,789)	0	0
Total originated loans and leases, net of unearned income and deferred costs and fees	$6,791	$6,361	$4,345,391	$4,358,543	$44	$16,253
Acquired loans and leases
Commercial and industrial
Commercial and industrial other	12	61	50,903	50,976	61	0
Subtotal commercial and industrial	12	61	50,903	50,976	61	0
Commercial real estate
Construction	0	0	1,480	1,480	0	0
Agriculture	0	0	247	247	0	0
Commercial real estate other	167	727	205,126	206,020	515	546
Subtotal commercial real estate	167	727	206,853	207,747	515	546
Residential real estate
Home equity	601	564	27,279	28,444	130	1,604
Mortgages	472	942	21,231	22,645	440	1,114
Subtotal residential real estate	1,073	1,506	48,510	51,089	570	2,718
Consumer and other
Consumer and other	4	0	761	765	0	0
Subtotal consumer and other	4	0	761	765	0	0
Covered loans	0	0	0	0	0	0
Total acquired loans and leases, net of unearned income and deferred costs and fees	$1,256	$2,294	$307,027	$310,577	$1,146	$3,264
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

Since the methodology is based upon historical experience and trends as well as management’s judgment, factors may arise that result in different estimates. Significant factors that could give rise to changes in these estimates may include, but are not limited to, changes in economic conditions in the local area, concentration of risk, changes in interest rates, and declines in local property values. While management’s evaluation of the allowance as of June 30, 2018, considers the allowance to be appropriate, under adversely different conditions or assumptions, the Company would need to increase or decrease the allowance.

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

The following tables detail activity in the allowance for loan and lease losses segregated by originated and acquired loan and lease portfolios and by portfolio segment for the three and six months ended June 30, 2018 and 2017. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

Three Months Ended June 30, 2018
(in thousands)	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer and Other	Finance Leases	Total
Allowance for originated loans and leases
Beginning balance	$12,431	$20,402	$5,972	$1,302	$0	$40,107

Charge-offs	(103)	(60)	(21)	(650)	0	(834)
Recoveries	2	176	94	531	0	803
Provision (credit)	536	252	102	145	0	1,035
Ending Balance	$12,866	$20,770	$6,147	$1,328	$0	$41,111

Three Months Ended June 30, 2018
(in thousands)	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer and Other	Finance Leases	Total
Allowance for acquired loans
Beginning balance	$25	$0	$73	$6	$0	$104

Charge-offs	0	0	(103)	0	0	(103)
Recoveries	36	15	50	2	0	103
Provision (credit)	(42)	10	45	(3)	0	10
Ending Balance	$19	$25	$65	$5	$0	$114

Three Months Ended June 30, 2017
(in thousands)	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer and Other	Finance Leases	Total
Allowance for originated loans and leases
Beginning balance	$10,273	$19,114	$5,386	$1,142	$0	$35,915

Charge-offs	(2)	0	(68)	(249)	0	(319)
Recoveries	54	218	109	137	0	518
Provision (credit)	517	(211)	334	206	0	846
Ending Balance	$10,842	$19,121	$5,761	$1,236	$0	$36,960

Three Months Ended June 30, 2017
(in thousands)	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer and Other	Covered Loans	Total
Allowance for acquired loans
Beginning balance	$0	$76	$169	$6	$0	$251

Charge-offs	(65)	0	(152)	(1)	0	(218)
Recoveries	0	16	12	6	0	34
Provision (credit)	115	(5)	25	(5)	0	130
Ending Balance	$50	$87	$54	$6	$0	$197

Six Months Ended June 30, 2018
(in thousands)	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer and Other	Finance Leases	Total
Allowance for originated loans and leases
Beginning balance	$11,812	$20,412	$6,161	$1,301	$0	$39,686

Charge-offs	(106)	(60)	(206)	(942)	0	(1,314)
Recoveries	8	346	136	606	0	1,096
Provision (credit)	1,152	72	56	363	0	1,643
Ending Balance	$12,866	$20,770	$6,147	$1,328	$0	$41,111

Six Months Ended June 30, 2018
(in thousands)	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer and Other	Covered Loans	Total
Allowance for acquired loans
Beginning balance	$25	$0	$54	$6	$0	$85

Charge-offs	(1)	0	(103)	0	0	(104)
Recoveries	56	23	83	2	0	164
Provision (credit)	(61)	2	31	(3)	0	(31)
Ending Balance	$19	$25	$65	$5	$0	$114

Six Months Ended June 30, 2017
(in thousands)	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer and Other	Finance Leases	Total
Allowance for originated loans and leases
Beginning balance	$9,389	$19,836	$5,149	$1,224	$0	$35,598

Charge-offs	(77)	(21)	(441)	(530)	0	(1,069)
Recoveries	130	452	136	265	0	983
Provision (credit)	1,400	(1,146)	917	277	0	1,448
Ending Balance	$10,842	$19,121	$5,761	$1,236	$0	$36,960

Six Months Ended June 30, 2017
(in thousands)	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer and Other	Covered Loans	Total
Allowance for acquired loans
Beginning balance	$0	$97	$54	$6	$0	$157

Charge-offs	(74)	(73)	(152)	(1)	0	(300)
Recoveries	0	25	12	6	0	43
Provision (credit)	124	38	140	(5)	0	297
Ending Balance	$50	$87	$54	$6	$0	$197

At June 30, 2018 and December 31, 2017, the allocation of the allowance for loan and lease losses summarized on the basis of the Company’s impairment methodology was as follows:

(in thousands)	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer and Other	Finance Leases	Total
Allowance for originated loans and leases
June 30, 2018
Individually evaluated for impairment	$412	$29	$0	$0	$0	$441
Collectively evaluated for impairment	12,454	20,741	6,147	1,328	0	40,670
Ending balance	$12,866	$20,770	$6,147	$1,328	$0	$41,111

(in thousands)	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer and Other	Covered Loans	Total
Allowance for acquired loans
June 30, 2018
Individually evaluated for impairment	$0	$25	$0	$0	$0	$25
Collectively evaluated for impairment	19	0	65	5	0	89
Ending balance	$19	$25	$65	$5	$0	$114

(in thousands)	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer and Other	Finance Leases	Total
Allowance for originated loans and leases
December 31, 2017
Individually evaluated for impairment	$441	$0	$0	$0	$0	$441
Collectively evaluated for impairment	11,371	20,412	6,161	1,301	0	39,245
Ending balance	$11,812	$20,412	$6,161	$1,301	$0	$39,686

(in thousands)	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer and Other	Covered Loans	Total
Allowance for acquired loans
December 31, 2017
Individually evaluated for impairment	$25	$0	$0	$0	$0	$25
Collectively evaluated for impairment	0	0	54	6	0	60
Ending balance	$25	$0	$54	$6	$0	$85

The recorded investment in loans and leases summarized on the basis of the Company’s impairment methodology as of June 30, 2018 and December 31, 2017 was as follows:

(in thousands)	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer and Other	Finance Leases	Total
Originated loans and leases
June 30, 2018
Individually evaluated for impairment	$4,224	$6,803	$4,037	$0	$0	$15,064
Collectively evaluated for impairment	1,030,452	2,107,034	1,279,648	64,179	14,461	4,495,774
Total	$1,034,676	$2,113,837	$1,283,685	$64,179	$14,461	$4,510,838

(in thousands)	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer and Other	Covered Loans	Total
Acquired loans
June 30, 2018
Individually evaluated for impairment	$287	$1,282	$1,779	$0	$0	$3,348
Loans acquired with deteriorated credit quality	101	6,066	5,372	0	0	11,539
Collectively evaluated for impairment	45,577	184,042	38,775	906	0	269,300
Total	$45,965	$191,390	$45,926	$906	$0	$284,187

(in thousands)	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer and Other	Finance Leases	Total
Originated loans and leases
December 31, 2017
Individually evaluated for impairment	$1,759	$6,626	$3,965	$0	$0	$12,350
Collectively evaluated for impairment	1,038,916	1,986,354	1,247,887	62,358	14,467	4,349,982
Total	$1,040,675	$1,992,980	$1,251,852	$62,358	$14,467	$4,362,332

(in thousands)	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer and Other	Covered Loans	Total
Acquired loans
December 31, 2017
Individually evaluated for impairment	$276	$1,372	$1,823	$0	$0	$3,471
Loans acquired with deteriorated credit quality	506	7,481	3,975	0	0	11,962
Collectively evaluated for impairment	50,194	198,894	45,291	765	0	295,144
Total	$50,976	$207,747	$51,089	$765	$0	$310,577

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

	6/30/2018			12/31/2017
(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
Originated loans and leases with no related allowance

Commercial and industrial
Commercial and industrial other	$2,958	$2,958	$0	$1,246	$1,250	$0
Commercial real estate
Commercial real estate other	6,757	6,965	0	6,626	6,533	0
Residential real estate
Home equity	4,037	4,213	0	3,965	4,049	0
Subtotal	$13,752	$14,136	$0	$11,837	$11,832	$0

Originated loans and leases with related allowance

Commercial and industrial
Commercial and industrial other	1,266	1,266	412	513	532	441
Commercial real estate
Commercial real estate other	46	57	29	0	0	0
Subtotal	$1,312	$1,323	$441	$513	$532	$441
Total	$15,064	$15,459	$441	$12,350	$12,364	$441

	6/30/2018			12/31/2017
(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
Acquired loans and leases with no related allowance

Commercial and industrial
Commercial and industrial other	$287	$379	$0	$226	$226	$0
Commercial real estate
Commercial real estate other	1,257	1,258	0	1,372	1,474	0
Residential real estate
Home equity	1,779	1,809	0	1,823	1,854	0
Subtotal	$3,323	$3,446	$0	$3,421	$3,554	$0

Acquired loans and leases with related allowance

Commercial and industrial
Commercial and industrial other	0	0	0	50	50	25
Commercial real estate
Commercial real estate other	25	25	25	0	0	0
Subtotal	$25	$25	$25	$50	$50	$25
Total	$3,348	$3,471	$25	$3,471	$3,604	$25

The average recorded investment and interest income recognized on impaired loans for the three months ended June 30, 2018 and 2017 was as follows:

	Three Months Ended 06/30/2018		Three Months Ended 06/30/17
(in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Originated loans and leases with no related allowance
Commercial and industrial
Commercial and industrial other	3,227	0	301	0
Commercial real estate
Commercial real estate other	6,407	0	7,614	0
Residential real estate
Home equity	4,016	0	3,628	0
Subtotal	$13,650	$0	$11,543	$0

Originated loans and leases with related allowance

Commercial and industrial
Commercial and industrial other	1,300	0	612	0
Commercial real estate
Commercial real estate other	36	0	0	0
Subtotal	$1,336	$0	$612	$0
Total	$14,986	$0	$12,155	$0

	Three Months Ended 06/30/2018		Three Months Ended 06/30/2017
(in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Acquired loans and leases with no related allowance
Commercial and industrial
Commercial and industrial other	270	0	83	0
Commercial real estate
Construction	0	0	0	0
Commercial real estate other	1,479	0	1,299	0
Residential real estate
Home equity	1,786	0	1,443	0
Subtotal	$3,535	$0	$2,825	$0

Acquired loans and leases with related allowance

Commercial and industrial
Commercial and industrial other	0	0	50	0
Commercial real estate
Commercial real estate other	37	0	267	0
Subtotal	$37	$0	$317	$0
Total	$3,572	$0	$3,142	$0

The average recorded investment and interest income recognized on impaired loans for the six months ended June 30, 2018 and 2017 was as follows:

	Six months ended		Six months ended
	June 30, 2018		June 30, 2017
(in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Originated loans and leases with no related allowance

Commercial and industrial
Commercial and industrial other	2,104	0	334	0
Commercial real estate
Commercial real estate other	6,084	0	8,031	0
Residential real estate
Home equity	3,758	0	3,485	0
Subtotal	$11,946	$0	$11,850	$0

Originated loans and leases with related allowance

Commercial and industrial
Commercial and industrial other	789	0	340	0
Commercial real estate
Commercial real estate other	14	0	0	0
Subtotal	$803	$0	$340	$0
Total	$12,749	$0	$12,190	$0

	Six months ended		Six months ended
	June 30, 2018		June 30, 2017
(in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Acquired loans and leases with no related allowance

Commercial and industrial
Commercial and industrial other	138	0	66	0
Commercial real estate
Construction	0	0	51	0
Commercial real estate other	1,637	0	2,774	0
Residential real estate
Home equity	1,966	0	1,694	0
Subtotal	$3,741	$0	$4,585	$0

Acquired loans and leases with related allowance

Commercial and industrial
Commercial and industrial other	—	0	20	0
Commercial real estate
Commercial real estate other	15	0	267	0
Subtotal	$15	$0	$287	$0
Total	$3,756	$0	$4,872	$0

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

The following tables present information on loans modified in troubled debt restructuring during the periods indicated.

June 30, 2018	Three Months Ended
				Defaulted TDRs[2]
(in thousands)	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Loans	Post-Modification Outstanding Recorded Investment
Residential real estate
Home equity[1]	1	49	49	0	0
Total	1	$49	$49	0	$0
1 Represents the following concessions:  extension of term and reduction of rate.
2 TDRs that defaulted during the three months ended June 30, 2018 that were restructured in the prior twelve months.

June 30, 2017	Three Months Ended
				Defaulted TDRs[2]
(in thousands)	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Loans	Post-Modification Outstanding Recorded Investment
Residential real estate
Home equity[1]	1	89	89	0	0
Total	1	$89	$89	0	$0
1 Represents the following concessions:  extension of term and reduction of rate.
2 TDRs that defaulted during the three months ended June 30, 2017 that had been restructured in the prior twelve months.

June 30, 2018	Six Months Ended
				Defaulted TDRs[2]
(in thousands)	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Loans	Post- Modification Outstanding Recorded Investment
Residential real estate
Home equity[1]	2	112	112	0	0
Total	2	$112	$112	0	$0
1 Represents the following concessions:  extension of term and reduction of rate.
2 TDRs that defaulted during the six months ended June 30, 2018 that had been restructured in the prior twelve months.

June 30, 2017	Six Months Ended
				Defaulted TDRs[2]
(in thousands)	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Loans	Post- Modification Outstanding Recorded Investment
Residential real estate
Home equity[1]	2	162	162	1	55
Total	2	$162	$162	1	$55
1 Represents the following concessions:  extension of term and reduction of rate.
2 TDRs that defaulted during the six months ended June 30, 2017 that had been restructured in the prior twelve months.

The following tables present credit quality indicators (internal risk grade) by class of commercial and industrial loans and commercial real estate loans as of June 30, 2018 and December 31, 2017.

June 30, 2018
	Commercial and Industrial	Commercial and Industrial	CommercialReal Estate	CommercialReal Estate	CommercialReal Estate
(in thousands)	Other	Agriculture	Other	Agriculture	Construction	Total
Originated Loans and Leases
Internal risk grade:
Pass	$916,710	$80,377	$1,705,560	$127,304	$232,922	$3,062,873
Special Mention	16,497	4,655	17,250	5,666	0	44,068
Substandard	5,851	10,586	14,876	10,259	0	41,572
Total	$939,058	$95,618	$1,737,686	$143,229	$232,922	$3,148,513

June 30, 2018
	Commercial and Industrial	Commercial and Industrial	Commercial Real Estate	Commercial Real Estate	Commercial Real Estate
(in thousands)	Other	Agriculture	Other	Agriculture	Construction	Total
Acquired Loans and Leases
Internal risk grade:
Pass	$45,682	$0	$186,356	$236	$1,432	$233,706
Special Mention	0	0	469	0	0	469
Substandard	283	0	2,897	0	0	3,180
Total	$45,965	$0	$189,722	$236	$1,432	$237,355

December 31, 2017
	Commercial and Industrial	Commercial and Industrial	Commercial Real Estate	Commercial Real Estate	Commercial Real Estate
(in thousands)	Other	Agriculture	Other	Agriculture	Construction	Total
Originated Loans and Leases
Internal risk grade:
Pass	$919,214	$100,470	$1,627,713	$119,392	$201,948	$2,968,737
Special Mention	6,680	8,068	19,068	9,980	538	44,334
Substandard	6,173	70	14,001	340	0	20,584
Total	$932,067	$108,608	$1,660,782	$129,712	$202,486	$3,033,655

December 31, 2017
	Commercial and Industrial	Commercial and Industrial	Commercial Real Estate	Commercial Real Estate	Commercial Real Estate
(in thousands)	Other	Agriculture	Other	Agriculture	Construction	Total
Acquired Loans and Leases
Internal risk grade:
Pass	$50,554	$0	$198,822	$247	$1,480	$251,103
Special Mention	0	0	2,265	0	0	2,265
Substandard	422	0	4,933	0	0	5,355
Total	$50,976	$0	$206,020	$247	$1,480	$258,723

The following tables present credit quality indicators by class of residential real estate loans and by class of consumer loans. Nonperforming loans include nonaccrual, impaired, and loans 90 days past due and accruing interest. All other loans are considered performing as of June 30, 2018 and December 31, 2017. For purposes of this footnote, acquired loans that were recorded at fair value at the acquisition date and are 90 days or greater past due are considered performing.

June 30, 2018
(in thousands)	Residential Home Equity	Residential Mortgages	Consumer Indirect	Consumer Other	Total
Originated Loans and Leases
Performing	$206,520	$1,068,440	$11,840	$51,989	$1,338,789
Nonperforming	1,300	7,425	211	139	9,075
Total	$207,820	$1,075,865	$12,051	$52,128	$1,347,864

June 30, 2018
(in thousands)	Residential Home Equity	Residential Mortgages	Consumer Indirect	Consumer Other	Total
Acquired Loans and Leases
Performing	$23,234	$19,791	$0	$906	$43,931
Nonperforming	1,191	1,710	0	0	2,901
Total	$24,425	$21,501	$0	$906	$46,832

December 31, 2017
(in thousands)	Residential Home Equity	Residential Mortgages	Consumer Indirect	Consumer Other	Total
Originated Loans and Leases
Performing	$211,275	$1,032,932	$11,866	$50,138	$1,306,211
Nonperforming	1,537	6,108	278	76	7,999
Total	$212,812	$1,039,040	$12,144	$50,214	$1,314,210

December 31, 2017
(in thousands)	Residential Home Equity	Residential Mortgages	Consumer Indirect	Consumer Other	Total
Acquired Loans and Leases
Performing	$26,840	$21,531	$0	$765	$49,136
Nonperforming	1,604	1,114	0	0	2,718
Total	$28,444	$22,645	$0	$765	$51,854

7. Earnings Per Share

Earnings per share in the table below, for the three and six month periods ended June 30, 2018 and 2017 are calculated under the two-class method as required by ASC Topic 260, Earnings Per Share. ASC 260 provides that unvested share-based payment awards that contain nonforfeitable rights to dividends are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. The Company has issued restricted stock awards that contain such rights and are therefore considered participating securities. Basic earnings per common share are calculated by dividing net income allocable to common stock by the weighted average number of common shares, excluding participating securities, during the period. Diluted earnings per common share include the dilutive effect of participating securities.

	Three Months Ended
(in thousands, except share and per share data)	6/30/2018	6/30/17
Basic
Net income available to common shareholders	$22,059	$16,926
Less: income attributable to unvested stock-based compensation awards	(359)	(266)
Net earnings allocated to common shareholders	21,700	16,660

Weighted average shares outstanding, including unvested stock-based compensation awards	15,280,412	15,184,835

Less: unvested stock-based compensation awards	(242,351)	(239,901)
Weighted average shares outstanding - Basic	15,038,061	14,944,934

Diluted
Net earnings allocated to common shareholders	21,700	16,660

Weighted average shares outstanding - Basic	15,038,061	14,944,934

Plus: incremental shares from assumed conversion of stock-based compensation awards	97,909	121,927

Weighted average shares outstanding - Diluted	15,135,970	15,066,861

Basic EPS	1.44	1.11
Diluted EPS	1.43	1.11

Stock-based compensation awards representing 19,668 and 21,317 of common shares during the three months ended June 30, 2018 and 2017, respectively, were not included in the computations of diluted earnings per common share because the effect on those periods would have been antidilutive.

	Six Months Ended
(in thousands, except share and per share data)	6/30/2018	6/30/2017
Basic
Net income available to common shareholders	$42,495	$32,642
Less: income attributable to unvested stock-based compensation awards	(706)	(527)
Net earnings allocated to common shareholders	41,789	32,115

Weighted average shares outstanding, including unvested stock-based compensation awards	15,276,194	15,168,310

Less: unvested stock-based compensation awards	(250,402)	(245,242)
Weighted average shares outstanding - Basic	15,025,792	14,923,068

Diluted
Net earnings allocated to common shareholders	41,789	32,115

Weighted average shares outstanding - Basic	15,025,792	14,923,068

Plus: incremental shares from assumed conversion of stock-based compensation awards	98,475	131,802

Weighted average shares outstanding - Diluted	15,124,267	15,054,870

Basic EPS	2.78	2.15
Diluted EPS	2.76	2.13

Stock-based compensation awards representing approximately 20,067 and 41,559 of common shares during the six months ended June 30, 2018 and 2017, respectively were not included in the computations of diluted earnings per common share because the effect on those periods would have been antidilutive.

8. Other Comprehensive Income (Loss)

The following tables present reclassifications out of the accumulated other comprehensive income (loss) for the three and six month periods ended June 30, 2018 and 2017.

	Three Months Ended June 30, 2018
(in thousands)	Before-Tax Amount	Tax (Expense) Benefit	Net of Tax
Available-for-sale securities:
Change in net unrealized gain/loss during the period	$(5,335)	$1,307	$(4,028)
Reclassification adjustment for net realized gain on sale of available-for-sale securities included in net income	(170)	42	(128)
Net unrealized gains/losses	(5,505)	1,349	(4,156)

Employee benefit plans:
Amortization of net retirement plan actuarial gain	442	(108)	334
Amortization of net retirement plan prior service cost	4	(1)	3
Employee benefit plans	446	(109)	337
Other comprehensive (loss) income	$(5,059)	$1,240	$(3,819)

	Three Months Ended June 30, 2017
(in thousands)	Before-Tax Amount	Tax (Expense) Benefit	Net of Tax
Available-for-sale securities:
Change in net unrealized gain/loss during the period	$3,051	$(1,220)	$1,831
Reclassification adjustment for net realized gain on sale of available-for-sale securities included in net income	0	0	0
Net unrealized gains	3,051	(1,220)	1,831

Employee benefit plans:
Amortization of net retirement plan actuarial gain	397	(159)	238
Amortization of net retirement plan prior service cost	(15)	6	(9)
Employee benefit plans	382	(153)	229
Other comprehensive income	$3,433	$(1,373)	$2,060

	Six Months Ended June 30, 2018
(in thousands)	Before-Tax Amount	Tax (Expense) Benefit	Net of Tax
Available-for-sale securities:
Change in net unrealized gain/loss during the period	$(24,686)	$6,048	$(18,638)
Reclassification adjustment for net realized gain on sale of available-for-sale securities included in net income	(294)	72	(222)
Net unrealized gains/losses	(24,980)	6,120	(18,860)

Employee benefit plans:
Amortization of net retirement plan actuarial gain	860	(211)	649
Amortization of net retirement plan prior service cost	8	(2)	6
Employee benefit plans	868	(213)	655
Other comprehensive (loss) income	$(24,112)	$5,907	$(18,205)

	Six Months Ended June 30, 2017
(in thousands)	Before-Tax Amount	Tax (Expense) Benefit	Net of Tax
Available-for-sale securities:
Change in net unrealized gain/loss during the period	$5,044	$(2,016)	$3,028
Reclassification adjustment for net realized gain on sale of available-for-sale securities included in net income	0	0	0
Net unrealized gains	5,044	(2,016)	3,028

Employee benefit plans:
Amortization of net retirement plan actuarial gain	754	(302)	452
Amortization of net retirement plan prior service credit	8	(3)	5
Employee benefit plans	762	(305)	457

Other comprehensive income	$5,806	$(2,321)	$3,485

The following table presents the activity in our accumulated other comprehensive income (loss) for the periods indicated:

(in thousands)	Available-for- Sale Securities	Employee Benefit Plans	Accumulated Other Comprehensive (Loss) Income
Balance at March 31, 2018	$(27,644)	$(37,973)	$(65,617)
Other comprehensive income (loss) before reclassifications	(4,028)	0	(4,028)
Amounts reclassified from accumulated other comprehensive (loss) income	(128)	337	209
Net current-period other comprehensive loss	(4,156)	337	(3,819)
Balance at June 30, 2018	$(31,800)	$(37,636)	$(69,436)

Balance at January 1, 2018	$(13,005)	$(38,291)	$(51,296)
Other comprehensive income (loss) before reclassifications	(18,638)	0	(18,638)
Amounts reclassified from accumulated other comprehensive (loss) income	(222)	655	433
Adoption of ASU 2016-01	65	0	65
Net current-period other comprehensive (loss) income	(18,860)	655	(18,205)
Balance at June 30, 2018	$(31,800)	$(37,636)	$(69,436)

(in thousands)	Available-for- Sale Securities	Employee Benefit Plans	Accumulated Other Comprehensive (Loss) Income
Balance at March 31, 2017	$(6,718)	$(28,966)	$(35,684)
Other comprehensive income before reclassifications	1,831	0	1,831
Amounts reclassified from accumulated other comprehensive (Loss) income	0	229	229
Net current-period other comprehensive income	1,831	229	2,060
Balance at June 30, 2017	$(4,887)	$(28,737)	$(33,624)

Balance at January 1, 2017	$(7,915)	$(29,194)	$(37,109)
Other comprehensive income before reclassifications	3,028	0	3,028
Amounts reclassified from accumulated other comprehensive (loss) income	0	457	457
Net current-period other comprehensive income	3,028	457	3,485
Balance at June 30, 2017	$(4,887)	$(28,737)	$(33,624)

The following tables present the amounts reclassified out of each component of accumulated other comprehensive (loss) income for the three and six months ended June 30, 2018 and 2017.

Three months ended June 30, 2018
Details about Accumulated other Comprehensive Income (Loss) Components (in thousands)	Amount Reclassified from Accumulated Other Comprehensive (Loss) Income[1]	Affected Line Item in the Statement Where Net Income is Presented
Available-for-sale securities:
Unrealized gains and losses on available-for-sale securities	$170	Net gain on securities transactions
	(42)	Tax expense
	128	Net of tax
Employee benefit plans:
Amortization of the following [2]
Net retirement plan actuarial gain	(442)	Other operating expense
Net retirement plan prior service cost	(4)	Other operating expense
	(446)	Total before tax
	109	Tax benefit
	(337)	Net of tax

Six Months Ended June 30, 2018
Details about Accumulated other Comprehensive Income (Loss) Components (in thousands)	Amount Reclassified from Accumulated Other Comprehensive (Loss) Income[1]	Affected Line Item in the Statement Where Net Income is Presented
Available-for-sale securities:
Unrealized gains and losses on available-for-sale securities	$294	Net gain on securities transactions
	(72)	Tax expense
	222	Net of tax
Employee benefit plans:
Amortization of the following [2]
Net retirement plan actuarial loss	(860)	Other operating expense
Net retirement plan prior service credit	(8)	Other operating expense
	(868)	Total before tax
	213	Tax benefit
	(655)	Net of tax

Three Months Ended June 30, 2017
Details about Accumulated other Comprehensive Income (Loss) Components (in thousands)	Amount Reclassified from Accumulated Other Comprehensive (Loss) Income[1]	Affected Line Item in the Statement Where Net Income is Presented
Available-for-sale securities:
Unrealized gains and losses on available-for-sale securities	$0	Net gain on securities transactions
	0	Tax expense
	0	Net of tax
Employee benefit plans:
Amortization of the following [2]
Net retirement plan actuarial gain	(397)	Other operating expense
Net retirement plan prior service credit	15	Other operating expense
	(382)	Total before tax
	153	Tax benefit
	(229)	Net of tax

Six Months Ended June 30, 2017
Details about Accumulated other Comprehensive Income (Loss) Components (in thousands)	Amount Reclassified from Accumulated Other Comprehensive (Loss) Income[1]	Affected Line Item in the Statement Where Net Income is Presented
Available-for-sale securities:
Unrealized gains and losses on available-for-sale securities	$0	Net gain on securities transactions
	0	Tax expense
	0	Net of tax
Employee benefit plans:
Amortization of the following [2]
Net retirement plan actuarial loss	(754)	Other operating expense
Net retirement plan prior service cost	(8)	Other operating expense
	(762)	Total before tax
	305	Tax benefit
	(457)	Net of tax

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

Components of Net Periodic Benefit Cost

	Pension Benefits Three Months Ended		Life and Health Three Months Ended		SERP Benefits Three Months Ended
(in thousands)	6/30/2018	6/30/2017	6/30/2018	6/30/2017	6/30/2018	6/30/2017
Service cost	$0	$0	$53	$28	$35	$29
Interest cost	663	643	71	62	211	217
Expected return on plan assets	(1,406)	(1,256)	0	0	0	0
Amortization of net retirement plan actuarial loss	292	286	16	13	135	98
Amortization of net retirement plan prior service (credit) cost	(3)	(3)	(15)	(35)	22	22
Net periodic benefit (income) cost	$(454)	$(330)	$125	$68	$403	$366

Components of Net Periodic Benefit Cost

	Pension Benefits Six Months Ended		Life and Health Six Months Ended		SERP Benefits Six Months Ended
(in thousands)	6/30/2018	6/30/2017	6/30/2018	6/30/2017	6/30/2018	6/30/2017
Service cost	$0	$0	$106	$96	$80	$83
Interest cost	1,254	1,250	135	134	417	426
Expected return on plan assets	(2,824)	(2,523)	0	0	0	0
Amortization of net retirement plan actuarial loss	559	537	31	17	270	199
Amortization of net retirement plan prior service cost (credit)	(5)	(5)	(31)	(31)	44	44
Net periodic benefit (income) cost	$(1,016)	$(741)	$241	$216	$811	$752

The service component of net periodic benefit cost for the Company's benefit plans is recorded as a part of salaries and wages in the consolidated statements of income. All other components are recorded as part of other operating expenses in the consolidated statements of income.

The Company realized approximately $655,000 and $457,000, net of tax, as amortization of amounts previously recognized in accumulated other comprehensive (loss) income, for the six months ended June 30, 2018 and 2017, respectively.

The Company is not required to contribute to the pension plan in 2018, but it may make voluntary contributions. The Company did not contribute to the pension plan in the first six months of 2018 and 2017.

10. Other Income and Operating Expense

Other income and operating expense totals are presented in the table below.  Components of these totals exceeding 1% of the aggregate of total noninterest income and total noninterest expenses for any of the years presented below are stated separately.

	Three Months Ended		Six Months Ended
(in thousands)	6/30/2018	6/30/2017	6/30/2018	6/30/2017
Noninterest Income
Other service charges	$722	$727	$1,531	$1,547
Increase in cash surrender value of corporate owned life insurance	504	557	1,020	1,188
Gain on sale of fixed assets	2,959	16	2,965	21
Other income	713	446	1,170	1,145
Total other income	$4,898	$1,746	$6,686	$3,901
Noninterest Expenses
Marketing expense	$1,414	$1,242	$2,555	$2,416
Professional fees	1,712	1,331	3,588	2,693
Legal fees	292	260	500	524
Technology expense	1,911	1,632	3,902	3,093
Cardholder expense	810	860	1,442	2,041
Other expenses	6,296	4,645	11,056	9,161
Total other operating expense	$12,435	$9,970	$23,043	$19,928

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

Under ASC 606, the Company made any necessary revisions to its policies related to the new revenue recognition guidance. In general, for revenue not associated with financial instruments, guarantees and lease contracts, we apply the following steps when recognizing revenue from contracts with customers: (i) identify the contract, (ii) identify the performance obligations, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations and (v) recognize revenue when performance obligation is satisfied. Our contracts with customers are generally short term in nature, typically due within one year or less or cancellable by us or our customer upon a short notice period. Performance obligations for our customer contracts are generally satisfied at a single point in time, typically when the transaction is complete, or over time. For performance obligations satisfied over time, we primarily use the output method, directly measuring the value of the products/services transferred to the customer, to determine when performance obligations have been satisfied. We typically receive payment from customers and recognize revenue concurrent with the satisfaction of our performance obligations. In most cases, this occurs within a single financial reporting period. For payments received in advance of the satisfaction of performance obligations, revenue recognition is deferred until such time the performance obligations have been satisfied. In cases where we have not received payment despite satisfaction of our performance obligations, we accrue an estimate of the amount due in the period our performance obligations have been satisfied. For contracts with variable components, only amounts for which collection is probable are accrued. We generally act in a principal capacity, on our own behalf, in most of our contracts with customers. In such transactions, we recognize revenue and the related costs to provide our services on a gross basis in our financial statements. In some cases, we act in an agent capacity, deriving revenue through assisting other entities in transactions with our customers. In such transactions, we recognized revenue and the related costs to provide our services on a net basis in our financial statements. These transactions primarily relate to insurance and brokerage commissions.

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

Mutual Fund & Investment Income

Mutual fund and investment income consists of other recurring revenue streams such as commissions from sales of mutual funds and other investments, investment advisory fees from the Company’s Strategic Asset Management Services (SAM) wealth management product. Commissions from the sale of mutual funds and other investments are recognized on trade date, which is when the Company has satisfied its performance obligation. The Company also receives periodic service fees (i.e., trailers) from mutual fund companies typically based on a percentage of net asset value. Trailer revenue is recorded over time, usually monthly or quarterly, as net asset value is determined. Investment advisor fees from the wealth management product is earned over time and based on an annual percentage rate of the net asset value. The investment advisor fees are charged to the customer’s account in advance on the first month of the quarter, and the revenue is recognized over the following three-month period. The Company does engage a third party, LPL Financial, LLC (LPL), to satisfy part of this performance obligation, and therefore this income is reported net of any corresponding expenses paid to LPL.

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

The following presents noninterest income, segregated by revenue streams in-scope and out-of-scope of ASC 606, for the three and six months ended June 30, 2018 and 2017.

	Three Months Ended
(in thousands)	06/30/2018	06/30/2017
Noninterest Income
In-scope of Topic 606:
Commissions and Fees	$6,861	$6,537
Installment Billing	(40)	0
Refund of Commissions	6	0
Contract Liabilities/Deferred Revenue	(173)	(104)
Contingent commissions	733	659
Subtotal Insurance Revenues	7,387	7,092
Trust and Asset Management	2,581	2,496
Mutual Fund & Investment Income	1,441	1,395
Subtotal Investment Service Income	4,022	3,891
Service Charges on Deposit Accounts	2,080	2,045
Card Services Income	2,621	2,676
Other	285	243
Noninterest Income (in-scope of ASC 606)	16,395	15,947
Noninterest Income (out-of-scope of ASC 606)[1]	4,763	1,503
Total Noninterest Income	$21,158	$17,450
1 The period ending June 30, 2018 includes approximately $2.9 million related to gain on sale of fixed assets.

	Six Months Ended
(dollars in thousands)	06/30/2018	06/30/2017
Noninterest Income
In-scope of Topic 606:
Commissions and Fees	$13,740	$13,278
Installment Billing	(111)	0
Refund of Commissions	(17)	0
Contract Liabilities/Deferred Revenue	(173)	(377)
Contingent commissions	1,342	1,309
Subtotal Insurance Revenues	14,781	14,210
Trust and Asset Management	5,395	4,940
Mutual Fund & Investment Income	2,873	2,742
Subtotal Investment Service Income	8,268	7,682
Service Charges on Deposit Accounts	4,212	4,212
Card Services Income	4,767	4,685
Other	599	548
Noninterest Income (in-scope of ASC 606)	32,627	31,337
Noninterest Income (out-of-scope of ASC 606)[1]	6,361	3,353
Total Noninterest Income	$38,988	$34,690
1 The period ending June 30, 2018 includes approximately $2.9 million related to gain on sale of fixed assets.

Contract Balances

Receivables primarily consist of amounts due for insurance and wealth management services performed for which the Company's performance obligations have been fully satisfied. Receivables amounted to $4.6 million and $1.9 million, respectively, at June 30, 2018, compared to $4.0 million and $1.9 million, respectively, at December 31, 2017 and were included in other assets in the audited Consolidated Statements of Condition.

A contract asset balance occurs when an entity performs a service for a customer before the customer pays consideration (resulting in a contract receivable) or before payment is due (resulting in a contract asset). The Company’s noninterest revenue streams, excluding some insurance commissions and fees, are largely based on transactional activity, or standard month-end revenue accruals such as asset management fees based on month-end market values. Consideration is often received immediately or shortly after the Company satisfies its performance obligation and revenue is recognized. The Company does not typically enter into long-term revenue contracts with customers, and therefore, does not experience significant contract balances. As of June 30, 2018 and December 31, 2017, the Company did not have any significant contract balances.

A contract liability balance is an entity’s obligation to transfer a service to a customer for which the entity has already received payment (or payment is due) from the customer. The Company often receives cash payments from customers in advance of the Company’s performance resulting in contract liabilities. These contract liabilities are classified current or long-term in the Consolidated Condensed Balance Sheet based on the timing of when the Company expects to recognize revenue. As of June 30, 2018 and at the date of adoption of ASC 606, contract liabilities were $1.5 million and $1.7 million, respectively, and are included within accrued expenses in the accompanying Consolidated Condensed Statements of Condition. The liabilities include premiums due to insurance carriers in addition to unearned commission revenue.

The increase/decrease in the contract liability balance during the six-month period ended June 30, 2018 is primarily as a result of billings and cash payments received in advance of satisfying performance obligations, offset by insurance premiums and revenue recognized during the period that was included in the contract liability balance at the date of adoption. The adoption of ASC 606 did not create a change in accounting for insurance commissions and fees as they relate to contract liabilities, however the company did eliminate the practice of deferring revenue on its larger accounts over the course of the policy period.

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

12. Financial Guarantees

The Company currently does not issue any guarantees that would require liability recognition or disclosure, other than standby letters of credit. The Company extends standby letters of credit to its customers in the normal course of business. The standby letters of credit are generally short-term. As of June 30, 2018, the Company’s maximum potential obligation under standby letters of credit was $22.8 million compared to $27.8 million at December 31, 2017. Management uses the same credit policies to extend standby letters of credit that it uses for on-balance sheet lending decisions and may require collateral to support standby letters of credit based upon its evaluation of the counterparty. Management does not anticipate any significant losses as a result of these transactions, and has determined that the fair value of standby letters of credit is not significant.

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

As of and for the three months ended June 30, 2018
(in thousands)	Banking	Insurance	Wealth Management	Intercompany	Consolidated
Interest income	$62,143	$1	$0	$(1)	$62,143
Interest expense	9,430	0	0	(1)	9,429
Net interest income	52,713	1	0	0	52,714
Provision for loan and lease losses	1,045	0	0	0	1,045
Noninterest income	9,943	7,488	4,207	(480)	21,158
Noninterest expense	36,287	6,282	2,896	(480)	44,985
Income before income tax expense	25,324	1,207	1,311	0	27,842
Income tax expense	5,173	274	304	0	5,751
Net Income attributable to noncontrolling interests and Tompkins Financial Corporation	20,151	933	1,007	0	22,091
Less: Net income attributable to noncontrolling interests	32	0	0	0	32
Net Income attributable to Tompkins Financial Corporation	$20,119	$933	$1,007	$0	$22,059

Depreciation and amortization	$2,075	$57	$13	$0	$2,145
Assets	6,695,931	41,304	18,815	(10,250)	6,745,800
Goodwill	64,370	19,702	8,211	0	92,283
Other intangibles, net	4,595	3,500	247	0	8,342
Net loans and leases	4,749,968	0	0	0	4,749,968
Deposits	4,803,044	0	0	(10,815)	4,792,229
Total Equity	541,373	32,611	16,665	0	590,649

As of and for the three months ended June 30, 2017
(in thousands)	Banking	Insurance	Wealth Management	Intercompany	Consolidated
Interest income	$56,342	$0	$0	$0	$56,342
Interest expense	6,041	0	0	0	6,041
Net interest income	50,301	0	0	0	50,301
Provision for loan and lease losses	976	0	0	0	976
Noninterest income	6,720	7,132	4,015	(417)	17,450
Noninterest expense	32,819	6,059	3,107	(417)	41,568
Income before income tax expense	23,226	1,073	908	0	25,207
Income tax expense	7,510	428	310	0	8,248
Net Income attributable to noncontrolling interests and Tompkins Financial Corporation	15,716	645	598	0	16,959
Less: Net income attributable to noncontrolling interests	33	0	0	0	33
Net Income attributable to Tompkins Financial Corporation	$15,683	$645	$598	$0	$16,926

Depreciation and amortization	$1,766	$74	$14	$0	$1,854
Assets	6,368,374	41,438	15,692	(10,492)	6,415,012
Goodwill	64,370	19,710	8,211	0	92,291
Other intangibles, net	5,783	4,151	317	0	10,251
Net loans and leases	4,381,439	0	0	0	4,381,439
Deposits	4,761,017	0	0	(10,295)	4,750,722
Total Equity	532,291	31,379	13,245	0	576,915

For the six months ended June 30, 2018
(in thousands)	Banking		Insurance		Wealth Management		Intercompany	Consolidated
Interest income	$122,283		$1		$0		$(1)	$122,283
Interest expense	16,883		0		0		(1)	16,882
Net interest income	105,400		1		0		0	105,401
Provision for loan and lease losses	1,612		0		0		0	1,612
Noninterest income	16,354		14,976		8,615		(957)	38,988
Noninterest expense	71,044		12,521		6,098		(957)	88,706
Income before income tax expense	49,098	—	2,456	—	2,517	—	0	54,071
Income tax expense	10,303		624		585		0	11,512
Net Income attributable to noncontrolling interests and Tompkins Financial Corporation	38,795	—	1,832	—	1,932	—	0	42,559
Less: Net income attributable to noncontrolling interests	64		0		0		0	64
Net Income attributable to Tompkins Financial Corporation	$38,731	—	$1,832	—	$1,932	—	$0	$42,495

Depreciation and amortization	$4,475		$118		$25		$0	$4,618

For the six months ended June 30, 2017
(in thousands)	Banking		Insurance		Wealth Management		Intercompany	Consolidated
Interest income	$109,963		$1		$0		$(1)	$109,963
Interest expense	11,628		0		0		0	11,628
Net interest income	98,335		1		0		(1)	$98,335
Provision for loan and lease losses	1,745		0		0		0	1,745
Noninterest income	13,123		14,448		7,925		(806)	34,690
Noninterest expense	65,306		12,139		6,297		(806)	82,936
Income before income tax expense	44,407	—	2,310	—	1,628	—	(1)	$48,344
Income tax expense	14,182		903		552		0	15,637
Net Income attributable to noncontrolling interests and Tompkins Financial Corporation	30,225	—	1,407	—	1,076	—	(1)	$32,707
Less: Net income attributable to noncontrolling interests	65		0		0		0	65
Net Income attributable to Tompkins Financial Corporation	$30,160	—	$1,407	—	$1,076	—	$(1)	$32,642

Depreciation and amortization	$3,456		$156		$29		$0	$3,641

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

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of June 30, 2018 and December 31, 2017, segregated by the level of valuation inputs within the fair value hierarchy used to measure fair value.

Recurring Fair Value Measurements
June 30, 2018
(in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Available-for-sale securities
Obligations of U.S. Government sponsored entities	$487,599	$0	$487,599	$0
Obligations of U.S. states and political subdivisions	86,210	0	86,210	0
Mortgage-backed securities – residential, issued by:
U.S. Government agencies	119,876	0	119,876	0
U.S. Government sponsored entities	647,777	0	647,777	0
Non-U.S. Government agencies or sponsored entities	53	0	53	0
U.S. corporate debt securities	2,175	0	2,175	0
Equity securities, at fair value	888	0	0	888
Total Available-for-sale securities	1,344,578	0	1,343,690	888

Recurring Fair Value Measurements
December 31, 2017
(in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Available-for-sale securities
Obligations of U.S. Government sponsored entities	504,193	0	504,193	0
Obligations of U.S. states and political subdivisions	91,519	0	91,519	0
Mortgage-backed securities – residential, issued by:
U.S. Government agencies	137,735	0	137,735	0
U.S. Government sponsored entities	656,178	0	656,178	0
Non-U.S. Government agencies or sponsored entities	75	0	75	0
U.S. corporate debt securities	2,162	0	2,162	0
Equity securities	913	0	0	913
Total Available-for-sale securities	1,392,775	0	1,391,862	913

The change in the fair value of available-for-sale equity securities valued using significant unobservable inputs (level 3), between January 1, 2018 and June 30, 2018, and January 1, 2017 and December 31, 2017, was immaterial.

There were no transfers between Levels 1, 2 and 3 for the six months ended June 30, 2018.

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

Certain assets are measured at fair value on a nonrecurring basis. For the Company, these include loans held for sale, collateral dependent impaired loans, and other real estate owned (“OREO”). During the second quarter and first half of 2018, certain collateral dependent impaired loans were remeasured and reported at fair value through a specific valuation allowance and/or partial charge-offs for loan and lease losses based upon the fair value of the underlying collateral. Collateral values are estimated using Level 2 inputs based upon observable market data. In addition to collateral dependent impaired loans, certain other real estate owned were remeasured and reported at fair value based upon the fair value of the underlying collateral. The fair values of other real estate owned are estimated using Level 2 inputs based on observable market data or Level 3 inputs based on customized discounting criteria. In general, the fair values of other real estate owned are based upon appraisals, with discounts made to reflect estimated costs to sell the real estate. Upon initial recognition, fair value write-downs on other real estate owned are taken through a charge-off to the allowance for loan and lease losses. Subsequent fair value write-downs on other real estate owned are reported in other noninterest expense.

Three months ended June 30, 2018
		Fair value measurements at reporting date using:			Gain (losses) from fair value changes
Assets:	As of 06/30/2018	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Three months ended 06/30/2018
Impaired loans	$1,865	$0	$1,865	$0	$12
Other real estate owned	185	0	185	0	(21)

Three months ended June 30, 2017
		Fair value measurements at reporting date using:			Gain (losses) from fair value changes
Assets:	As of 06/30/2017	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Three months ended 06/30/2017
Impaired loans	$880	$0	$880	$0	$0
Other real estate owned	2,640	0	2,640	0	(111)

Six months ended June 30, 2018		Fair value measurements at reporting date using:			Gain (losses) from fair value changes
Assets:	As of 06/30/2018	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Six months ended 06/30/2018
Impaired loans	$6,583	$0	$6,583	$0	$(111)
Other real estate owned	1,722	0	1,722	0	(21)

Six months ended June 30, 2017		Fair value measurements at reporting date using:			Gain (losses) from fair value changes
Assets:	As of 06/30/2017	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Six months ended 06/30/2017
Impaired loans	$3,037	$0	$3,037	$0	$(332)
Other real estate owned	2,331	0	2,331	0	(182)

The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments at June 30, 2018 and December 31, 2017. The carrying amounts shown in the table are included in the Consolidated Statements of Condition under the indicated captions.

The fair value estimates, methods and assumptions set forth below for the Company's financial instruments, including those financial instruments carried at cost, are made solely to comply with disclosures required by generally accepted accounting principles in the United States and should be read in conjunction with the financial statements and notes included in this Report.

Estimated Fair Value of Financial Instruments
June 30, 2018
(in thousands)	Carrying Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets:
Cash and cash equivalents	$82,673	$82,673	$82,673	$0	$0
Securities - held to maturity	139,413	137,221	0	137,221	0
FHLB and other stock	58,770	58,770	0	58,770	0
Accrued interest receivable	20,584	20,584	0	20,584	0
Loans/leases, net[1]	4,749,968	4,632,961	0	6,583	4,626,378

Financial Liabilities:

Time deposits	$635,004	$629,165	$0	$629,165	$0
Other deposits	4,157,225	4,157,225	0	4,157,225	0
Fed funds purchased and securities sold
under agreements to repurchase	52,042	52,042	0	52,042	0
Other borrowings	1,229,956	1,226,501	0	1,226,501	0
Trust preferred debentures	16,777	21,669	0	21,669	0
Accrued interest payable	2,272	2,272	0	2,272	0

Estimated Fair Value of Financial Instruments
December 31, 2017
(in thousands)	Carrying Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets:
Cash and cash equivalents	$84,303	$84,303	$84,303	$0	$0
Securities - held to maturity	139,216	140,315	0	140,315	0
FHLB and other stock	50,498	50,498	0	50,498	0
Accrued interest receivable	20,122	20,122	0	20,122	0
Loans/leases, net[1]	4,632,288	4,555,720	0	4,617	4,551,103

Financial Liabilities:

Time deposits	$748,250	$744,310	$0	$744,310	$0
Other deposits	4,089,557	4,089,557	0	4,089,557	0
Fed funds purchased and securities
sold under agreements to repurchase	75,177	75,177	0	75,177	0
Other borrowings	1,071,742	1,069,609	0	1,069,609	0
Trust preferred debentures	16,691	22,012	0	22,012	0
Accrued interest payable	2,054	2,054	0	2,054	0
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

Loans and Leases: Fair value for loans as of June 30, 2018, are calculated using an exit price notion. The Company's valuation methodology takes into account factors such as estimated cash flows, including contractual cash flow and assumptions for prepayments; liquidity risk; and credit risk. For prior periods, fair values were calculated using an entry price notion. The fair values of residential loans were estimated using discounted cash flow analyses, based upon available market benchmarks for rates and prepayment assumptions. The fair values of commercial and consumer loans were estimated using discounted cash flow analyses, based upon interest rates currently offered for loans and leases with similar terms and credit quality. The fair values of loans held for sale were determined based upon contractual prices for loans with similar characteristics.

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

BUSINESS

Corporate Overview and Strategic Initiatives
Tompkins Financial Corporation (“Tompkins” or the “Company”) is headquartered in Ithaca, New York and is registered as a Financial Holding Company with the Federal Reserve Board under the Bank Holding Company Act of 1956, as amended. The Company is a locally oriented, community-based financial services organization that offers a full array of products and services, including commercial and consumer banking, leasing, trust and investment management, financial planning and wealth management, and insurance services. At June 30, 2018, the Company’s subsidiaries included: four wholly-owned banking subsidiaries, Tompkins Trust Company (the “Trust Company”), The Bank of Castile (DBA Tompkins Bank of Castile), Mahopac Bank (formerly known as Mahopac National Bank, DBA Tompkins Mahopac Bank), VIST Bank (DBA Tompkins VIST Bank); and a wholly-owned insurance agency subsidiary, Tompkins Insurance Agencies, Inc. (“Tompkins Insurance”). The trust division of the Trust Company provides a full array of investment services, including investment management, trust and estate, financial and tax planning as well as life, disability and long-term care insurance services. The Company’s principal offices are located at 118 E. Seneca Street, Ithaca, New York, 14851, and its telephone number is (888) 503-5753. The Company’s common stock is traded on the NYSE American under the Symbol “TMP.”

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

Insurance services include property and casualty insurance, employee benefit consulting, and life, long-term care and disability insurance. Tompkins Insurance is headquartered in Batavia, New York. Over the past sixteen years, Tompkins Insurance has acquired smaller insurance agencies in the market areas serviced by the Company’s banking subsidiaries and successfully consolidated them into Tompkins Insurance. Tompkins Insurance offers services to customers of the Company’s banking subsidiaries by sharing offices with The Bank of Castile, Trust Company, and VIST Bank. In addition to these shared offices, Tompkins Insurance has five stand-alone offices in Western New York, five stand-alone offices in Tompkins County, New York and one stand-alone office in Montgomery County, Pennsylvania.

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

OTHER IMPORTANT INFORMATION

The following discussion is intended to provide an understanding of the consolidated financial condition and results of operations of the Company for the three and six months ended June 30, 2018. It should be read in conjunction with the Company’s Audited Consolidated Financial Statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, and the Unaudited Consolidated Financial Statements and notes thereto included in Part I of this Quarterly Report on Form 10-Q.

In this Report, there are comparisons of the Company’s performance to that of a peer group. Unless otherwise stated, this peer group is comprised of the group of 145 domestic bank holding companies with $3 billion to $10 billion in total assets as defined in the Federal Reserve’s “Bank Holding Company Performance Report” for March 31, 2018 (the most recent report available).

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

RESULTS OF OPERATION

Performance Summary
Net income for the second quarter of 2018 was $22.1 million or $1.43 diluted earnings per share, compared to $16.9 million or $1.11 diluted earnings per share for the same period in 2017. Net income for the first six months of 2018 was $42.5 million or $2.76 diluted earnings per share compared to $32.6 million or $2.13 diluted earnings per share for the first six months of 2017.

Return on average assets (“ROA”) for the quarter ended June 30, 2018 was 1.32%, compared to 1.07% for the quarter ended June 30, 2017. Return on average shareholders’ equity (“ROE”) for the second quarter of 2018 was 15.13%, compared to 11.85%, for the same period in 2017. For the year-to-date period ended June 30, 2018, ROA and ROE totaled 1.28% and 14.78%, respectively, compared to 1.05% and 11.50% for the same period in 2017. Tompkins’ year-to-date ROA and ROE compare to the most recent peer average ratios of 1.20% and 10.90%, respectively, ranking Tompkins’ ROA in the 52nd percentile and ROE in the 82nd percentile of the peer group.

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

Banking Segment
The banking segment reported net income of $20.1 million for the second quarter of 2018, up $4.4 million or 28.3% from net income of $15.7 million for the same period in 2017. For the six months ended June 30, 2018, the banking segment reported net income of $38.7 million, up $8.6 million or 28.4% over the same period in 2017.

Net interest income of $52.7 million for the second quarter of 2018 was up $2.4 million or 4.8% over the same period in 2017. For the six months ended June 30, 2018, net interest income of $105.4 million was up $7.1 million or 7.2% compared to the first six months of the prior year. The Company’s mix of growth in average earning assets and yield increases offset rising funding costs and contributed to favorable year-over-year comparisons in net interest income.

The provision for loan and lease losses was $1.0 million for the three months ended June 30, 2018, which was relatively flat compared to the same period in 2017. Provision expense declined 7.6% for the six months ended June 30, 2018 to $1.6 million from $1.7 million in the first six months of 2017. The lower provision expense during the year-to-date period was largely attributable to lower net charge-offs in 2018 ($157,000) compared to 2017 ($343,000) and stable credit quality.

Noninterest income of $9.9 million for the three months ended June 30, 2018 was up $3.2 million or 48.0% compared to the same period in 2017 and for the six months ended June 30, 2018 was up $3.2 million or 24.6% compared to the six months ended June 30, 2017. The increase in the three and six month results includes: gain on the sale of properties attributed to the completion of the Company's headquarters building (up $2.9 million for both periods), gains on securities transactions (up $150,000 and $294,000, respectively) and miscellaneous equity investment income (up $118,000 and $106,000, respectively) which was partially offset by declines in cash surrender value of corporate owned life insurance ("COLI") (down $54,000 & $168,000, respectively).

Noninterest expense of $36.3 million for the second quarter of 2018 and $71.0 million for six months ended June 30, 2018 was up $3.5 million or 10.6% and up $5.7 million or 8.8%, respectively, from the same periods in 2017. The increase was mainly attributed to the following: increases in salary and wages and employee benefits reflecting normal annual merit and incentive adjustments over the comparable periods in the prior year and a $2.0 million write-down related to two leases on space recently vacated. These increases were partially offset by declines in one-time core computer system conversion costs incurred in 2017 (down $377,000 and $612,000, respectively).

Insurance Segment
The insurance segment reported net income of $933,000 for the three months ended June 30, 2018, which was up $288,000 or 44.7% compared to the second quarter of 2017. For the six months ended June 30, 2018, net income was up $425,000 or 30.2% compared to the same period prior year. Noninterest income was up $356,000 or 5.0% in the second quarter of 2018, compared to the same period in 2017. For the six months ended June 30, 2018, noninterest income was up $528,000 or 3.7% compared to the same period in 2017. The increase in noninterest income was mainly in life and health insurance and personal insurance line commissions. Noninterest expenses were up $223,000 or 3.7% and up $382,000 or 3.1% compared to the three and six months ended June 30, 2018, respectively. The increase in noninterest expense for the second quarter and the six months ended June 30, 2018 is the result of an increase in salaries and wages.

Wealth Management Segment
The wealth management segment reported net income of $1.0 million for the three months ended June 30, 2018, which was up $409,000 or 68.4% compared to the second quarter of 2017. For the six months ended June 30, 2018, net income of $1.9 million was up $856,000 or 79.6% compared to prior year. The improvement in net income for both the three and six month periods ending June 30, 2018, was attributable to increases in assets under management and a decline in overall operating expenses. The main contributing factor to the year-over-year variance in noninterest expense was a decrease in salary and wages due to fewer employees in 2018 compared to 2017.

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

Operating Net Income/Adjusted Diluted Earnings Per Share (Non-GAAP) to Net Operating Income
	Six months ended June 30,
(in thousands, except per share data)	2018	2017
Net income attributable to Tompkins Financial Corporation	$42,495	$32,642
Less: dividends and undistributed earnings allocated to unvested stock awards	(706)	(527)
Net income available to common shareholders (GAAP)	41,789	32,115
Diluted earnings per share (GAAP)	2.76	2.13

Adjustments for non-operating income and expense:
Gain on sale of real estate, net of tax	(2,227)	0
Write-down of impaired leases, net of tax	1,527	0
Total adjustments, net of tax	(700)	0

Net operating income available to common shareholders (Non-GAAP)	41,089	32,115
Adjusted diluted earnings per share (Non-GAAP)	2.72	2.13

Operating Return on Average Tangible Common Equity (Non-GAAP)
	Six months ended June 30,
(in thousands, except per share data)	2018	2017
Net operating income available to common shareholders (Non-GAAP)	41,089	32,115
Amortization of intangibles, net of tax	706	587
Adjusted net operating income available to common shareholders (Non-GAAP)	41,795	32,702

Average Tompkins Financial Corporation shareholders’ common equity	578,541	562,896
Average goodwill and intangibles [1]	101,100	103,220
Average Tompkins financial Corporation shareholders’ tangible common equity (Non-GAAP)	477,441	459,676

Adjusted operating return on average shareholders’ tangible common equity (Non-GAAP)	8.75%	7.11%
1 Average goodwill and intangibles excludes mortgage servicing rights.

Reconciliation of Tangible Common Equity Per Share (Non-GAAP) to Shareholders' Common Equity
	Six months ended June 30,
(in thousands, except per share data)	2018	2017
Tompkins Financial Corporations Shareholders' common equity	589,173	574,780
Goodwill and intangibles [1]	99,983	101,841
Tangible common equity (Non-GAAP)	489,190	472,939

Common equity per share	38.96	38.18
Tangible common equity per share (Non-GAAP)	32.34	31.41
1 Goodwill and intangibles excludes mortgage servicing rights.

Net Interest Income
The following tables show average interest-earning assets and interest-bearing liabilities, and the corresponding yield or cost associated with each for the three and six month periods ended June 30, 2018 and 2017.

Average Consolidated Statements of Condition and Net Interest Analysis (Unaudited)
	Quarter Ended			Quarter Ended
	June 30, 2018			June 30, 2017
	Average			Average
	Balance		Average	Balance		Average
(Dollar amounts in thousands)	(QTD)	Interest	Yield/Rate	(QTD)	Interest	Yield/Rate
ASSETS
Interest-earning assets
Interest-bearing balances due from banks	$1,286	$7	2.18%	$1,947	$4	0.82%
Securities (1)
U.S. Government securities	1,442,384	8,042	2.24%	1,475,530	7,963	2.16%
State and municipal (2)	97,189	628	2.59%	102,488	859	3.37%
Other securities (2)	3,544	39	4.41%	3,603	32	3.56%
Total securities	1,543,117	8,709	2.26%	1,581,621	8,854	2.25%
FHLBNY and FRB stock	53,967	796	5.92%	40,731	464	4.56%
Total loans and leases, net of unearned income (2)(3)	4,750,192	53,076	4.48%	4,346,354	48,098	4.44%
Total interest-earning assets	6,348,562	62,588	3.95%	5,970,653	57,420	3.86%

Other assets	341,087			359,194
Total assets	6,689,649			6,329,847
LIABILITIES & EQUITY
Deposits
Interest-bearing deposits
Interest bearing checking, savings, & money market	2,832,800	1,940	0.27%	2,696,258	1,203	0.18%
Time deposits	661,502	1,687	1.02%	865,219	1,745	0.81%
Total interest-bearing deposits	3,494,302	3,627	0.42%	3,561,477	2,948	0.33%
Federal funds purchased & securities sold under agreements to repurchase	54,246	34	0.25%	61,233	43	0.29%
Other borrowings	1,143,825	5,462	1.92%	835,573	2,794	1.34%
Trust preferred debentures	16,749	306	7.33%	16,577	256	6.19%
Total interest-bearing liabilities	4,709,122	9,429	0.80%	4,474,860	6,041	0.54%
Noninterest bearing deposits	1,337,311			1,219,803
Accrued expenses and other liabilities	58,265			62,443
Total liabilities	6,104,698			5,757,106
Tompkins Financial Corporation Shareholders’ equity	583,492			571,271
Noncontrolling interest	1,459			1,470
Total equity	584,951			572,741

Total liabilities and equity	$6,689,649			$6,329,847
Interest rate spread			3.15%			3.32%
Net interest income/margin on earning assets		53,159	3.36%		51,379	3.45%

Tax Equivalent Adjustment		(445)			(1,078)

Net interest income per consolidated financial statements		$52,714			$50,301

Average Consolidated Statements of Condition and Net Interest Analysis (Unaudited)
	Year to Date Period Ended			Year to Date Period Ended
	June 30, 2018			June 30, 2017
	Average			Average
	Balance		Average	Balance		Average
(Dollar amounts in thousands)	(YTD)	Interest	Yield/Rate	(YTD)	Interest	Yield/Rate
ASSETS
Interest-earning assets
Interest-bearing balances due from banks	$1,922	$14	1.47%	$3,572	$6	0.34%
Securities (1)
U.S. Government securities	1,448,274	15,997	2.23%	1,477,512	15,621	2.13%
Trading securities	0	0	0%	0	0	0%
State and municipal (2)	98,470	1,271	2.60%	101,598	1,701	3.38%
Other securities (2)	3,558	74	4.19%	3,608	64	3.58%
Total securities	1,550,302	17,342	2.26%	1,582,718	17,386	2.22%
FHLBNY and FRB stock	51,750	1,534	5.98%	39,426	932	4.77%
Total loans and leases, net of unearned income (2)(3)	4,719,312	104,304	4.46%	4,305,304	93,772	4.39%
Total interest-earning assets	6,323,286	123,194	3.93%	5,931,020	112,096	3.81%

Other assets	348,024			354,842
Total assets	6,671,310			6,285,862
LIABILITIES & EQUITY
Deposits
Interest-bearing deposits
Interest bearing checking, savings, & money market	2,814,601	3,586	0.26%	2,680,639	2,265	0.17%
Time deposits	689,404	2,808	0.82%	867,571	3,471	0.81%
Total interest-bearing deposits	3,504,005	6,394	0.37%	3,548,210	5,736	0.33%
Federal funds purchased & securities sold under agreements to repurchase	64,649	80	0.25%	69,560	151	0.44%
Other borrowings	1,098,818	9,822	1.80%	813,477	5,118	1.27%
Trust preferred debentures	16,728	586	7.06%	20,063	623	6.26%
Total interest-bearing liabilities	4,684,200	16,882	0.73%	4,451,310	11,628	0.53%
Noninterest bearing deposits	1,344,270			1,204,272
Accrued expenses and other liabilities	62,856			65,915
Total liabilities	6,091,326			5,721,497
Tompkins Financial Corporation Shareholders’ equity	578,541			562,896
Noncontrolling interest	1,443			1,469
Total equity	579,984			564,365

Total liabilities and equity	$6,671,310			$6,285,862
Interest rate spread			3.20%			3.28%
Net interest income/margin on earning assets		106,312	3.39%		100,468	3.42%

Tax Equivalent Adjustment		(911)			(2,133)

Net interest income per consolidated financial statements		$105,401			$98,335

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

Net Interest Income
Net interest income is the Company’s largest source of revenue, representing 71.4% and 73.0%, respectively, of total revenues for the three and six months ended June 30, 2018, compared to 74.2% and 73.9% for the same periods in 2017. Net interest income is dependent on the volume and composition of interest earning assets and interest-bearing liabilities and the level of market interest rates. The above table shows average interest-earning assets and interest-bearing liabilities, and the corresponding yield or cost associated with each.

Taxable-equivalent net interest income for the three and six months ended June 30, 2018, was up 3.5% and 5.8%, respectively, over the same periods in 2017, benefiting from growth in average earning assets and noninterest bearing deposits. Net interest income benefited from a slight shift in the composition of average earning assets, with loans, which carry higher average yields than securities, comprising an increased percentage of average earning assets. For the three and six months ended June 30, 2018, average loans represented 74.8% and 74.6% of average earning assets compared to 72.8% and 72.6% for the same periods in 2017. The growth in loans outpaced deposit growth resulting in a higher volume of borrowings. With the recent increases in market interest rates, funding costs were up resulting in a decline in net interest margin. Net interest margin for the three and six months ended June 30, 2018 was 3.36% and 3.39%, respectively, compared to 3.45% and 3.42% for the same periods in 2017.

Taxable-equivalent interest income for the three and six months ended June 30, 2018, was $62.6 million and $123.2 million, respectively, up 9.0% and 9.9% compared to the same periods in 2017. The increase in taxable-equivalent interest income was mainly the result of an increase in average loans, as well as higher yields on average loans. Average loan balances for the three and six months ended June 30, 2018, were up $403.8 million or 9.3% and $414.0 million or 9.6%, respectively, while the average yield on loans increased 4 basis points in the second quarter of 2018 compared to the second quarter of 2017, and was up 7 basis points for the first six months of 2018 compared to the first six months of 2017. Average securities balances for the three and six months ended June 30, 2018, were down $38.5 million or 2.4% and $32.4 million or 2.0%, respectively, and the average yield on securities was up 1 basis point and up 4 basis point compared to the same periods in 2017.

Interest expense for the three and six months ended June 30, 2018, increased by $3.4 million or 56.1% and $5.3 million or 45.2%, respectively, compared to the same periods in 2017, driven mainly by an increase in the average volume of borrowings which supported the growth in average loans, as well as recent increases in market rates that resulted in higher average rates paid on interest bearing deposits and borrowings. Average interest bearing deposits for the second quarter of 2018 were down $67.2 million or 1.9% compared to the same period in 2017, while year-to-date average interest bearing deposits were down $44.2 million or 1.2% compared to the same period in 2017. Average noninterest bearing deposits for the three and six months ended June 30, 2018 were up $117.5 million or 9.6% and $140.0 million or 11.6%, respectively, compared to the same periods in 2017. Average other borrowings for the three and six months ended June 30, 2018 were up $308.3 million or 36.9% and $285.3 million or 35.1% compared to the same periods in 2017; these increases were mainly in overnight borrowings with the FHLB. The average rate paid on interest bearing deposits during the three and six months ended June 30, 2018, was 0.42% and 0.37%, respectively, compared to 0.33% for the same periods in 2017. Interest expense for the first six months of 2018 was positively impacted by lower interest expense on time deposits, which benefited from $502,000 of accelerated accretion of purchase accounting deposit discounts from certain deposits acquired in the Company's acquisition of VIST Financial Corp in 2012.

Provision for Loan and Lease Losses
The provision for loan and lease losses represents management’s estimate of the amount necessary to maintain the allowance for loan and lease losses at an adequate level. The provision for loan and lease losses for the three and six months ended June 30, 2018 was $1.0 million and $1.6 million, respectively, which was relatively flat compared to the same periods in 2017. The section captioned “Financial Condition – Allowance for Loan and Lease Losses and Nonperforming Assets” below has further details on the allowance for loan and lease losses and asset quality metrics.

Noninterest Income
Noninterest income was $21.2 million for the second quarter of 2018, which was up 21.3% over the second quarter of 2017, and $39.0 million for the first six months of 2018, which was up 12.4% compared to the same period prior year. Noninterest income represented 28.6% of total revenue for the second quarter of 2018 and 27.0% for the six months ended June 30, 2018, compared to 25.8% and 26.1% for the same periods in 2017.

Insurance commissions and fees, the largest component of noninterest income, were $7.4 million for the second quarter of 2018, an increase of 4.2% from the same period prior year. For the first six months of 2018, insurance commissions and fees were up$571,000 or 4.0% compared to the same period in 2017. The increase in insurance revenues in the second quarter and first six months of 2018 compared to the same periods in 2017 was mainly in health and life commissions and personal lines revenue.

Investment services income of $4.0 million in the second quarter of 2018 was up $131,000 or 3.4% compared to the second quarter of 2017. For the first six months of 2018, investment services income was up $586,000 or 7.6% compared to the same period in 2017. Investment services income includes trust services, financial planning, wealth management services, and brokerage related services. With fees largely based on the market value and the mix of assets managed, the general direction of the stock market can have a considerable impact on fee income. The fair value of assets managed by, or in custody of, Tompkins was $4.0 billion at June 30, 2018, which is up $63.0 million or 1.6% compared to June 30, 2017. The fair value at June 30, 2018 includes $1.1 billion of Company-owned securities where Tompkins Trust Company is custodian.

Service charges on deposit accounts were relatively flat for the three and six months ended June 30, 2018 compared to the same periods in 2017. Net overdraft fees, the largest component of service charges on deposit accounts, were down 5.6% for the second quarter of 2018, but were in line for the six months ended June 30, 2018, when compared to the same periods in 2017. The decrease in net overdraft fees in the second quarter of 2018 compared to the second quarter of 2017 was mainly offset by an increase in service fees on personal and commercial accounts , which were up 21.9% for the three months ended June 30, 2018 compared to the same period in 2017 and flat for the first six months of 2018 compared to the first six months of 2017..

The Company recognized gains on securities transactions of $150,000 and $274,000 for the three and six months ended June 30, 2018; there were no gains for the same periods in 2017. The gains are primarily related to the sales of available-for-sale securities which are generally the result of general portfolio maintenance and interest rate risk management. The gains on sales of available-for-sale securities in 2018 were partially offset by unrealized losses recognized on investments in equity securities in the consolidated statement of income as a result of the adoption of ASU 2016-01 in the first quarter of 2018.

Other income of $4.9 million in the second quarter of 2018 was up 180.5% compared to the same period in 2017. For the first six months of 2018, other income of $6.7 million was up 71.4% compared to the same period in 2017. The primary contributor for the second quarter increase was approximately $2.9 million of gains on the sale of two properties related to the completion of the Company's new headquarters building. Other significant components of other income are other service charges, increases in cash surrender value of corporate owned life insurance ("COLI"), and income from miscellaneous equity investments.

Noninterest Expense
Noninterest expense was $45.0 million for the second quarter of 2018 and $88.7 million for the first six months of 2018, up 8.2% and 7.0%, respectively, compared to the same periods in 2017.

Expenses associated with compensation and benefits are the largest component of noninterest expense, representing 59.0% and 59.7% of total noninterest expense for the three and six months ended June 30, 2018. Salaries and wages expense for the three and six months ended June 30, 2018 increased by $1.1 million or 4.3% and $2.2 million or 4.3%, respectively, compared to the same periods in 2017. The increase is mainly due to normal merit and incentive adjustments.

Other expense categories, not related to compensation and benefits, for the three and six months ended June 30, 2018, were up approximately $2.3 million or 14.5% and $3.6 million or 11.1% over the same periods in 2017. Expenses for the second quarter and year to date period ended June 30, 2018, included approximately $2.0 million of write-downs related to two leases on recently vacated space. Higher professional fees and technology related expenses also contributed to the increases in the current year over prior year.

Income Tax Expense
The provision for income taxes was $5.8 million for an effective rate of 21.0% for the second quarter of 2018, compared to tax expense of $8.2 million and an effective rate of 32.7% for the same quarter in 2017. For the first six months of 2018, the provision for income taxes was $11.5 million for an effective rate of 21.3% compared to an effective rate of 32.4% for the same period in 2017. The decrease is a direct result of The Tax Cuts and Jobs Act of 2017 (the "Tax Act"), which reduced the Federal statutory tax rate from 35% in 2017, to 21% in 2018. The effective rates differ from the U.S. statutory rate primarily due to the effect of tax-exempt income from loans, securities and life insurance assets, and the income tax effects associated with stock based compensation.

FINANCIAL CONDITION

Total assets were $6.7 billion at June 30, 2018, up $97.5 million or 1.5% over December 31, 2017. The growth over year-end was primarily attributable to growth in originated loans, which were up $148.5 million or 3.4%. This growth was partially offset by expected run-off in acquired loans, which were down $26.4 million or 8.5%. Total deposits were down $45.6 million or 0.9% from December 31, 2017. Other borrowings increased $158.2 million or 14.8% from December 31, 2017, as a result of loan growth outpacing deposit growth in the period.

Securities
As of June 30, 2018, the Company’s securities portfolio was $1.5 billion or 22.0% of total assets, compared to $1.5 billion or 23.0% of total assets at year-end 2017. The following table details the composition of available-for-sale and held-to-maturity securities.

Available-for-Sale Securities
	6/30/2018		12/31/2017
(in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Obligations of U.S. Government sponsored entities	$498,540	$487,599	$507,248	$504,193
Obligations of U.S. states and political subdivisions	87,510	86,210	91,659	91,519
Mortgage-backed securities - residential, issued by
U.S. Government agencies	124,343	119,876	139,747	137,735
U.S. Government sponsored entities	672,859	647,777	667,767	656,178
Non-U.S. Government agencies or sponsored entities	53	53	75	75
U.S. corporate debt securities	2,500	2,175	2,500	2,162
Total available-for-sale securities	1,385,805	1,343,690	1,408,996	1,391,862

Held-to-Maturity Securities
	6/30/2018		12/31/2017
(in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Obligations of U.S. Government sponsored entities	$131,507	$129,277	$131,707	$132,720
Obligations of U.S. states and political subdivisions	$7,906	$7,944	$7,509	$7,595
Total held-to-maturity debt securities	$139,413	$137,221	$139,216	$140,315

The increase in unrealized losses, which reflects the amount that amortized cost exceeds fair value, related to the available-for-sale portfolio was due primarily to changes in market interest rates during the first six months of 2018. Management’s policy is to purchase investment grade securities that on average have relatively short duration, which helps mitigate interest rate risk and provides sources of liquidity without significant risk to capital.

Quarterly, the Company evaluates all investment securities with a fair value less than amortized cost to identify any other-than-temporary impairment as defined under generally accepted accounting principles. As a result of the other-than-temporary impairment review process, the Company does not consider any investment security held at June 30, 2018 to be other-than-temporarily impaired. Future changes in interest rates or the credit quality and credit support of the underlying issuers may reduce the market value of these and other securities. If such decline is determined to be other than temporary, the Company will record the necessary charge to earnings and/or accumulated other comprehensive income to reduce the securities to their then current fair value.

Loans and Leases
Loans and leases at June 30, 2018 and December 31, 2017 were as follows:
	6/30/2018			12/31/2017
(in thousands)	Originated	Acquired	Total Loans and Leases	Originated	Acquired	Total Loans and Leases
Commercial and industrial
Agriculture	$95,618	$0	$95,618	$108,608	$0	$108,608
Commercial and industrial other	939,058	45,965	985,023	932,067	50,976	983,043
Subtotal commercial and industrial	1,034,676	45,965	1,080,641	1,040,675	50,976	1,091,651
Commercial real estate
Construction	232,922	1,432	234,354	202,486	1,480	203,966
Agriculture	143,229	236	143,465	129,712	247	129,959
Commercial real estate other	1,737,686	189,722	1,927,408	1,660,782	206,020	1,866,802
Subtotal commercial real estate	2,113,837	191,390	2,305,227	1,992,980	207,747	2,200,727
Residential real estate
Home equity	207,820	24,425	232,245	212,812	28,444	241,256
Mortgages	1,075,865	21,501	1,097,366	1,039,040	22,645	1,061,685
Subtotal residential real estate	1,283,685	45,926	1,329,611	1,251,852	51,089	1,302,941
Consumer and other
Indirect	12,051	0	12,051	12,144	0	12,144
Consumer and other	52,128	906	53,034	50,214	765	50,979
Subtotal consumer and other	64,179	906	65,085	62,358	765	63,123
Leases	14,461	0	14,461	14,467	0	14,467
Total loans and leases	4,510,838	284,187	4,795,025	4,362,332	310,577	4,672,909
Less: unearned income and deferred costs and fees	(3,832)	0	(3,832)	(3,789)	0	(3,789)
Total loans and leases, net of unearned income and deferred costs and fees	$4,507,006	$284,187	$4,791,193	$4,358,543	$310,577	$4,669,120

Residential real estate loans, including home equity loans were $1.3 billion at June 30, 2018, up $26.7 million or 2.0% compared to December 31, 2017, and comprised 27.8% of total loans and leases at June 30, 2018. Growth in residential loan balances is impacted by the Company’s decision to retain these loans or sell them in the secondary market due to interest rate considerations. The Company’s Asset/Liability Committee meets regularly and establishes standards for selling and retaining residential real estate mortgage originations.

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

During the first six months of 2018 and 2017, the Company retained the vast majority of residential mortgage loans originated, selling only $1.9 million and $0.5 million, respectively, recognizing gains on these sales of $88,000 and $23,000, respectively. These residential real estate loans were sold without recourse in accordance with standard secondary market loan sale agreements. When residential mortgage loans are sold, the Company typically retains all servicing rights, which provides the Company with a source of fee income. Mortgage servicing rights totaled $0.6 million at June 30, 2018 and $0.7 million at December 31, 2017.

Commercial real estate loans and commercial and industrial loans totaled $2.3 billion and $1.1 billion, and represented 48.1% and 22.6%, respectively of total loans as of June 30, 2018. The commercial real estate portfolio was up 4.7% over year-end 2017, while commercial and industrial loans were down 1.0%. As of June 30, 2018, agriculturally-related loans totaled $239.1 million or 5.0% of total loans and leases, compared to $238.6 million or 5.1% of total loans and leases at December 31, 2017. Agriculturally-related loans include loans to dairy farms and cash and vegetable crop farms. Agriculturally-related loans are primarily made based on identified cash flows of the borrower with consideration given to underlying collateral, personal guarantees, and government related guarantees. Agriculturally-related loans are generally secured by the assets or property being financed or other business assets such as accounts receivable, livestock, equipment or commodities/crops.

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

The carrying value of acquired loans accounted for in accordance with this guidance was $11.5 million at June 30, 2018 as compared to $12.0 million at December 31, 2017. The carrying value of loans not exhibiting evidence of credit impairment at the time of the acquisition (i.e. loans outside of the scope of ASC 310-30) was $272.8 million at June 30, 2018, compared to $298.6 million at December 31, 2017.

The Company has adopted comprehensive lending policies, underwriting standards and loan review procedures. Management reviews these policies and procedures on a regular basis. The Company discussed its lending policies and underwriting guidelines for its various lending portfolios in Note 3 – “Loans and Leases” in the Notes to Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. There have been no significant changes in these policies and guidelines since the date of that report. Therefore, both new originations as well as those balances held at June 30, 2018, reflect these policies and guidelines. The Company’s Board of Directors approves the lending policies at least annually. The Company recognizes that exceptions to policy guidelines may occasionally occur and has established procedures for approving exceptions to these policy guidelines. Management has also implemented reporting systems to monitor loan originations, loan quality, concentrations of credit, loan delinquencies and nonperforming loans and potential problem loans.

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

(in thousands)	6/30/2018	12/31/2017	6/30/2017
Allowance for originated loans and leases
Commercial and industrial	$12,866	$11,812	$10,842
Commercial real estate	20,770	20,412	19,121
Residential real estate	6,147	6,161	5,761
Consumer and other	1,328	1,301	1,236
Total	$41,111	$39,686	$36,960

(in thousands)	6/30/2018	12/31/2017	6/30/2017
Allowance for acquired loans
Commercial and industrial	$19	$25	$50
Commercial real estate	25	0	87
Residential real estate	65	54	54
Consumer and other	5	6	6
Total	$114	$85	$197

As of June 30, 2018, the total allowance for loan and lease losses was $41.2 million, which increased by $1.5 million or 3.7% over year-end 2017. The increase in the allowance compared to year-end 2017 was mainly due to growth in the originated loan portfolio, which was up $148.5 million or 3.4% over year-end 2017. Loans internally-classified Special Mention or Substandard were up from year end 2017 by $16.8 million or 23.1%. The increase was mainly a result of two large credits that were downgraded in the second quarter of 2018 totaling $16.7 million, as well as downgrades in the Company's agricultural portfolio reflecting the unfavorable impact of depressed milk prices. Of the $85.6 million in loans classified as Special Mention and Substandard, approximately 94.1% are current or less than 30 days past due on payments. Nonperforming loans and leases were up $3.1 million or 13.3% from year end 2017 and represent 0.54% of total loans at June 30, 2018 compared to 0.49% at December 31, 2017. The Company continues to receive regular payments on approximately 94.8% of loan balances that we categorize as nonperforming. The allowance for loan and lease losses covered 158.08% of nonperforming loans and leases as of June 30, 2018, compared to 172.84% at December 31, 2017.

The Company’s allowance for originated loan and lease losses totaled $41.1 million at June 30, 2018, which represented 0.91% of total originated loans, unchanged from December 31, 2017, and June 30, 2017. The increase in the balance of the originated allowance compared to year end was mainly due to growth in the originated loan portfolio. Nonaccrual originated loans were $19.1 million as of June 30, 2018 compared to $16.3 million at year end 2017, and $14.3 million at June 30, 2018.

The allowance for acquired loans at June 30, 2018 was $114,000, up $29,000 compared to year end 2017, and down $83,000 compared to June 30, 2017. As part of the determination of the fair value of acquired loans at the time of acquisition, the Company established a credit mark to provide for future credit losses in the acquired portfolio. To the extent that credit quality deteriorates subsequent to acquisition, such deterioration will result in the establishment of an allowance for the acquired portfolio. Nonaccrual acquired loans were $2.7 million as of June 30, 2018 compared to $3.3 million at year-end 2017, and $2.9 million at June 30, 2017.

Activity in the Company’s allowance for loan and lease losses during the first six months of 2018 and 2017 is illustrated in the table below.

Analysis of the Allowance for Originated Loan and Lease Losses
(in thousands)	6/30/2018	6/30/2017
Average originated loans outstanding during period	$4,421,451	$3,931,211
Balance of originated allowance at beginning of year	$39,686	$35,598
ORIGINATED LOANS CHARGED-OFF:
Commercial and industrial	106	77
Commercial real estate	60	21
Residential real estate	206	441
Consumer and other	942	530
Total loans charged-off	$1,314	$1,069
RECOVERIES OF ORIGINATED LOANS PREVIOUSLY CHARGED-OFF:
Commercial and industrial	8	130
Commercial real estate	346	452
Residential real estate	136	136
Consumer and other	606	265
Total loans recoveries	$1,096	$983
Net loans charged-off (recovered)	218	86
Additions to originated allowance charged to operations	1,643	1,448
Balance of originated allowance at end of period	$41,111	$36,960
Allowance for originated loans and leases as a percentage of originated loans and leases	0.91%	0.91%
Annualized net charge-offs (recoveries) on originated loans to average total originated loans and leases during the period	0.01%	0.00%

Analysis of the Allowance for Acquired Loan Losses
(in thousands)	6/30/2018	6/30/2017
Average acquired loans outstanding during period	$297,861	$374,094
Balance of acquired allowance at beginning of year	85	157
ACQUIRED LOANS CHARGED-OFF:
Commercial and industrial	1	74
Commercial real estate	0	73
Residential real estate	103	152
Consumer and other	0	1
Total loans charged-off	$104	$300
Commercial and industrial	56	0
Commercial real estate	23	25
Residential real estate	83	12
Consumer and other	$2	$6
Total loans recovered	$164	$43
Net loans charged-off	(60)	257
Additions to acquired allowance charged to operations	(31)	297
Balance of acquired allowance at end of period	$114	$197
Allowance for acquired loans as a percentage of acquired loans outstanding acquired loans and leases	0.04%	0.06%
Annualized net charge-offs on acquired loans as a percentage of average acquired loans and leases outstanding during the period	0.14%	0.14%
Annualized total net charge-offs as a percentage of average loans and leases outstanding during the period	0.01%	0.02%

Net loan and lease chargeoffs totaled $158,000 for the six months ended June 30, 2018, compared to $343,000 for the same period in 2017. Annualized net chargeoffs were 0.01% of average total loans and leases, down compared to 0.02% for the same period in 2017. The most recent peer percentage is 0.06%.

The provision for loan and lease losses was $1.1 million and $1.6 million for the three and six months ended June 30, 2018, compared to $976,000 and $1.7 million for the same periods in 2017.

Analysis of Past Due and Nonperforming Loans
(in thousands)	6/30/2018	12/31/2017	6/30/2017
Loans 90 days past due and accruing
Commercial and industrial	$0	0	639
Consumer and other	0	44	0
Total loans 90 days past due and accruing	$0	44	639
Nonaccrual loans
Commercial and industrial	4,599	2,852	1,880
Commercial real estate	5,663	5,948	5,688
Residential real estate	11,143	10,363	9,359
Consumer and other	350	354	260
Total nonaccrual loans	$21,755	19,517	17,187
Troubled debt restructurings not included above	4,324	3,449	2,980
Total nonperforming loans and leases	$26,079	23,010	20,806
Other real estate owned	2,233	2,047	2,331
Total nonperforming assets	$28,312	$25,057	$23,137
Allowance as a percentage of nonperforming loans and leases	158.08%	172.84%	178.59%
Total nonperforming loans and leases as percentage of total loans and leases	0.54%	0.49%	0.47%
Total nonperforming assets as percentage of total assets	0.42%	0.38%	0.36%

1 The June 30, 2018, December 31, 2017, and June 30, 2017 columns in the above table exclude $1.1 million, $1.1 million, and $2.6 million, respectively, of acquired loans that are 90 days past due and accruing interest.  These loans were originally recorded at fair value on the acquisition date of August 1, 2012.  These loans are considered to be accruing as we can reasonably estimate future cash flows on these acquired loans and we expect to fully collect the carrying value of these loans.  Therefore, we are accreting the difference between the carrying value of these loans and their expected cash flows into interest income.

Nonperforming assets include nonaccrual loans, troubled debt restructurings (“TDR”), and foreclosed real estate/other real estate owned. Total nonperforming assets of $28.3 million at June 30, 2018 were up $3.3 million or 13.0% compared to December 31, 2017, and $5.2 million or 22.4% compared to June 30, 2017. Nonperforming assets represented 0.42% of total assets at June 30, 2018, up from 0.38% at December 31, 2017, and up from 0.36% at June 30, 2017. The Company’s ratio of nonperforming assets to total assets continues to compare favorably to our peer group’s most recent ratio of 0.61% at March 31, 2018. Total nonperforming loans and leases of $26.1 million were up $3.1 million or 13.3% from year end 2017, and up $5.3 million or 25.3% from June 30, 2017. The Company continues to receive regular payments on approximately 94.8% of loan balances that we categorize as nonperforming. A breakdown of nonperforming loans and leases by portfolio segment is above.

Loans are considered modified in a TDR when, due to a borrower’s financial difficulties, the Company makes a concession(s) to the borrower that it would not otherwise consider and the borrower could not obtain elsewhere. These modifications may include, among others, an extension of the term of the loan, and granting a period when interest-only payments can be made, with the principal payments made over the remaining term of the loan or at maturity. TDRs are included in the above table within the following categories: “loans 90 days past due and accruing”, “nonaccrual loans”, or “troubled debt restructurings not included above”. Loans in the latter category include loans that meet the definition of a TDR but are performing in accordance with the modified terms and therefore classified as accruing loans. At June 30, 2018 the Company had $6.6 million in TDRs, and of that total $2.3 million were reported as nonaccrual and $4.3 million were considered performing and included in the table above.

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

The Company’s recorded investment in loans and leases that are considered impaired totaled $15.1 million at June 30, 2018, compared to $12.4 million at December 31, 2017 and $11.8 million at June 30, 2017. A loan is impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impaired loans consist of our non-homogenous nonaccrual loans, and all TDRs. Specific reserves on individually identified impaired loans that are not collateral dependent are measured based on the present value of expected future cash flows discounted at the original effective interest rate of each loan. For loans that are collateral dependent, impairment is measured based on the fair value of the collateral less estimated selling costs, and such impaired amounts are generally charged off.

The year to date average recorded investment in impaired loans and leases was $16.5 million at June 30, 2018, compared to $17.1 million at June 30, 2017. At June 30, 2018 and December 31, 2017, there was a specific reserve of $466,000 on impaired loans. The specific reserve of $466,000 at June 30, 2018 included specific reserves of $441,000 for the originated portfolio, and specific reserves of $25,000 for the acquired portfolio. The majority of impaired loans were collateral dependent impaired loans that have limited exposure or require limited specific reserve because of the amount of collateral support with respect to these loans and previous charge-offs. Interest payments on impaired loans are typically applied to principal unless collectability of the principal amount is reasonably assured. In these cases, interest is recognized on a cash basis.

The ratio of the allowance to nonperforming loans and leases (loans past due 90 days and accruing, nonaccrual loans and restructured troubled debt) was 158.08% at June 30, 2018, compared to 172.84% at December 31, 2017, and 178.59% at June 30, 2017. The Company’s nonperforming loans and leases are mostly made up of collateral dependent impaired loans with limited exposure or require limited specific reserve due to the level of collateral available with respect to these loans and/or previous charge-offs.

Management reviews the loan portfolio continuously for evidence of potential problem loans and leases. Potential problem loans and leases are loans and leases that are currently performing in accordance with contractual terms, but where known information about possible credit problems of the related borrowers causes management to have doubt as to the ability of such borrowers to comply with the present loan payment terms and may result in such loans and leases becoming nonperforming at some time in the future. Management considers loans and leases classified as Substandard, which continue to accrue interest, to be potential problem loans and leases. The Company, through its internal loan review function, identified 35 commercial relationships from the originated portfolio and 9 commercial relationships from the acquired portfolio totaling $33.1 million and $1.7 million, respectively at June 30, 2018 that were potential problem loans. At December 31, 2017, the Company had identified 28 relationships totaling $11.2 million in the originated portfolio and 10 relationships totaling $3.6 million in the acquired portfolio that were potential problem loans. Of the 37 commercial relationships in the originated portfolio at June 30, 2018 that were Substandard, there were 9 relationships that equaled or exceeded $1.0 million, which in aggregate totaled $26.6 million, the largest of which was $9.3 million. Of the 9 commercial relationships from the acquired loan portfolio at June 30, 2018 that were Substandard, there were no relationships that equaled or exceeded $1.0 million. The Company continues to monitor these potential problem relationships; however, management cannot predict the extent to which continued weak economic conditions or other factors may further impact borrowers. These loans remain in a performing status due to a variety of factors, including payment history, the value of collateral supporting the credits, and personal or government guarantees. These factors, when considered in the aggregate, give management reason to believe that the current risk exposure on these loans does not warrant accounting for these loans as nonperforming. However, these loans do exhibit certain risk factors, which have the potential to cause them to become nonperforming. Accordingly, management’s attention is focused on these credits, which are reviewed on at least a quarterly basis.

Capital
Total equity was $590.6 million at June 30, 2018, an increase of $14.4 million or 2.5% from December 31, 2017. The increase reflects growth in retained earnings and additional paid-in capital, partially offset by a increase in accumulated other comprehensive losses.

Additional paid-in capital increased by $3.1 million, from $364.0 million at December 31, 2017, to $367.1 million at June 30, 2018. The increase is primarily attributable to the following: $3.1 million related to shares issued under the employee stock ownership plan and $1.7 million related to stock based compensation. These were partially offset by the Company's repurchase of 15,500 shares of its common stock in connection with its stock repurchase plan for $1.2 million. Retained earnings increased by $29.5 million from $265.0 million at December 31, 2017, to $294.6 million at June 30, 2018, mainly reflecting net income of $42.5 million less dividends paid of $14.7 million. The increase in retained earnings also reflects the impact of the adoption of two accounting pronouncements in the first quarter of 2018. Accumulated other comprehensive loss increased from a net loss of $51.3 million at December 31, 2017, to a net loss of $69.4 million at June 30, 2018, reflecting a $18.8 million increase in unrealized losses on available-for-sale securities due to changes in market rates, partially offset by a $0.7 million decrease related to post-retirement benefit plans. In connection with the effectiveness of the Basel III Capital Rules on January 1, 2015, the Company elected to opt-out of the requirement to include most components of other comprehensive income in regulatory capital. Accordingly, amounts reported as accumulated other comprehensive income/loss related to net unrealized gain or loss on available-for-sale securities and the funded status of the Company’s defined benefit post-retirement benefit plans do not increase or reduce regulatory capital and are not included in the calculation of risk-based capital and leverage ratios.

Cash dividends paid in the first six months of 2018 totaled approximately $14.7 million, representing 34.5% of year to date 2018 earnings. Cash dividends of $0.96 per common share paid in the first six months of 2018 were up 6.7% over cash dividends of $0.90 per common share paid in the first six months of 2017.

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

The following table provides a summary of the Company’s capital ratios as of June 30, 2018.

REGULATORY CAPITAL ANALYSIS
June 30, 2018	Actual		Minimum Capital Required - Basel III Fully Phased-In		Well Capitalized Requirement
(dollar amounts in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk weighted assets)	$618,340	12.68%	$511,919	10.50%	$487,542	10.00%
Tier 1 Capital (to risk weighted assets)	$575,332	11.80%	$414,411	8.50%	$390,034	8.00%
Tier 1 Common Equity (to risk weighted assets)	$558,555	11.46%	$341,280	7.00%	$316,902	6.50%
Tier 1 Capital (to average assets)	$575,332	8.71%	$264,348	4.00%	$330,435	5.00%

On June 30, 2018, the Company’s capital ratios exceeded the minimum required capital ratios plus the required conservation buffer, the minimum required capital ratios plus the fully phased-in capital conservation buffer, and the minimum required capital ratios for well capitalized institutions. The capital levels required to be considered well capitalized, presented in the above table, are based upon prompt corrective action regulations, as amended to reflect the changes under Basel III Capital Rules.

Total capital as a percent of risk weighted assets increased to 12.7% at June 30, 2018, compared with 12.3% as of December 31, 2017. Tier 1 capital as a percent of risk weighted assets increased from 11.4% at the end of 2017 to 11.8% as of June 30, 2018. Tier 1 capital as a percent of average assets was 8.7% at June 30, 2018, which is up from 8.4% at December 31, 2017. Common equity tier 1 capital was 11.5% at the end of the second quarter of 2018, up from 11.0% at the end of 2017.

On January 31, 2017, the Company redeemed all of the trust preferred of Tompkins Capital Trust I for an aggregate of $20.5 million, at a redemption price equal to 100% of the liquidation amount of the securities ($1,000 per security), plus any accrued and unpaid interest up to the redemption date.

As of June 30, 2018, the capital ratios for the Company’s subsidiary banks also exceeded the minimum required capital ratios plus the required conservation buffer, the minimum required capital ratios plus the fully phased-in capital conservation buffer, and the minimum required capital ratios for well capitalized institutions.

Deposits and Other Liabilities
Total deposits of $4.8 billion at June 30, 2018 were down $45.6 million or 0.9% from December 31, 2017. The decrease from year-end 2017 was in time deposit balances and noninterest bearing deposit balances, which were down $113.2 million or 15.1% and $30.5 million or 2.1%, respectively from year-end 2017. Money market, savings and interest bearing checking deposits were up $98.2 million or 3.7%.

The most significant source of funding for the Company is core deposits. The Company defines core deposits as total deposits less time deposits of $250,000 or more, brokered deposits and municipal money market deposits. Core deposits grew by $35.4 million to $4.0 billion at June 30, 2018, from year-end 2017. Core deposits represented 84.1% of total deposits at June 30, 2018, compared to 82.6% of total deposits at December 31, 2017.

Municipal money market savings accounts totaled $556.1 million at June 30, 2018 which was an increase of 1.9% compared to year-end 2017. In general, there is a seasonal pattern to municipal deposits starting with a low point during July and August. Account balances tend to increase throughout the fall and into the winter months from tax deposits and an additional inflow at the end of March from the electronic deposit of state funds.

The Company uses both retail and wholesale repurchase agreements. Retail repurchase agreements are arrangements with local customers of the Company, in which the Company agrees to sell securities to the customer with an agreement to repurchase those securities at a specified later date. Retail repurchase agreements totaled $52.0 million at June 30, 2018, and $75.2 million at December 31, 2017. Management generally views local repurchase agreements as an alternative to large time deposits.

The Company’s other borrowings totaled $1.2 billion at June 30, 2018, up $158.2 million or 14.8% from $1.1 billion at December 31, 2017. Borrowings increased due to loan growth and a decrease in total deposits from year-end 2017. Borrowings at June 30, 2018 included $731.0 million in FHLB overnight advances, $495.0 million of FHLB term advances, and a $4.0 million advance from a bank. Borrowings at year-end 2017 included $587.7 million in overnight advances from FHLB, $475.0 million of FHLB term advances, and a $9.0 million advances from a bank. Of the $495.0 million in FHLB term advances at June 30, 2018, $265.0 million is due in over one year.

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

Core deposits, discussed above under “Deposits and Other Liabilities”, are a primary and low cost funding source obtained primarily through the Company’s branch network. In addition to core deposits, the Company uses non-core funding sources to support asset growth. These non-core funding sources include time deposits of $250,000 or more, brokered time deposits, national deposit listing services, municipal money market deposits, bank borrowings, securities sold under agreements to repurchase and overnight and term advances from the FHLB. Rates and terms are the primary determinants of the mix of these funding sources. Non-core funding sources of $2.0 billion at June 30, 2018 increased $54.4 million or 2.7% as compared to year end 2017. The increase in non-core funding sources reflects mainly an increase in overnight borrowings with the FHLB, partially offset by a decrease in time deposits of $250,000 or more compared to year-end 2017. Non-core funding sources, as a percentage of total liabilities, were 33.2% at June 30, 2018, compared to 32.8% at December 31, 2017.

Non-core funding sources may require securities to be pledged against the underlying liability. Securities carried at $1.2 billion at June 30, 2018 and at $1.3 billion at December 31, 2017, were either pledged or sold under agreements to repurchase. Pledged securities represented 82.9% of total securities at June 30, 2018, compared to 84.3% of total securities at December 31, 2017.

Cash and cash equivalents totaled $82.7 million as of June 30, 2018 which decreased from $84.3 million at December 31, 2017. Short-term investments, consisting of securities due in one year or less, increased from $57.9 million at December 31, 2017, to $79.7 million on June 30, 2018.

Cash flow from the loan and investment portfolios provides a significant source of liquidity. These assets may have stated maturities in excess of one year, but have monthly principal reductions. Total mortgage-backed securities, at fair value, were $767.7 million at June 30, 2018 compared with $794.0 million at December 31, 2017. Outstanding principal balances of residential mortgage loans, consumer loans, and leases totaled approximately $1.4 billion at June 30, 2018, up $28.6 million or 2.1% compared with year end 2017. Aggregate amortization from monthly payments on these assets provides significant additional cash flow to the Company.

The Company's liquidity is enhanced by ready access to national and regional wholesale funding sources including Federal funds purchased, repurchase agreements, brokered certificates of deposit, and FHLB advances. Through its subsidiary banks, the Company has borrowing relationships with the FHLB and correspondent banks, which provide secured and unsecured borrowing capacity. At June 30, 2018, the unused borrowing capacity on established lines with the FHLB was $854 million.

As members of the FHLB, the Company’s subsidiary banks can use certain unencumbered mortgage-related assets and securities to secure additional borrowings from the FHLB. At June 30, 2018, total unencumbered residential mortgage loans and securities were $350.9 million. Additional assets may also qualify as collateral for FHLB advances upon approval of the FHLB.

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

The Company’s Board of Directors has set a policy that interest rate risk exposure will remain within a range whereby net interest income will not decline by more than 10% in one year as a result of a 100 basis point parallel change in rates. Based upon the simulation analysis performed as of May 31, 2018, a 200 basis point parallel upward change in interest rates over a one-year time frame would result in a one-year decrease in net interest income from the base case of approximately 3.2%, while a 100 basis point parallel decline in interest rates over a one-year period would result in an increase in one-year net interest income from the base case of 0.1%. The simulation assumes no balance sheet growth and no management action to address balance sheet mismatches.

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

The increase in net interest income in the 100 basis point parallel decline scenario is a result of the Company’s assets repricing downward to a lesser degree than the rates on the Company’s interest-bearing liabilities. This is mainly due to the pricing sensitivity of overnight borrowings. Rates on savings and money market accounts continue to be at low levels given the historically low interest rate environment experienced in recent years. The model assumes that prepayments accelerate in the down interest rate environment resulting in additional pressure on asset yields as proceeds are reinvested at lower rates.

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

In addition to the simulation analysis, management uses an interest rate gap measure. The table below is a Condensed Static Gap Report, which illustrates the anticipated repricing intervals of assets and liabilities as of June 30, 2018. The Company’s one-year net interest rate gap was a negative $828.0 million or 12.27% of total assets at June 30, 2018, compared with a negative $762.6 million or 11.47% of total assets at December 31, 2017. A negative gap position exists when the amount of interest-bearing liabilities maturing or repricing exceeds the amount of interest-earning assets maturing or repricing within a particular time period. This analysis suggests that the Company’s net interest income is moderately more vulnerable to an increasing rate environment than it is to a prolonged declining interest rate environment. An interest rate gap measure could be significantly affected by external factors such as a rise or decline in interest rates, loan or securities prepayments, and deposit withdrawals.

Condensed Static Gap – June 30, 2018			Repricing Interval
(in thousands)	Total	0-3 months	3-6 months	6-12 months	Cumulative 12 months

Interest-earning assets[1]	$6,377,152	$1,278,908	$254,868	$551,789	$2,085,565
Interest-bearing liabilities	4,683,561	2,448,198	176,260	289,152	2,913,610
Net gap position		(1,169,290)	78,608	262,637	(828,045)
Net gap position as a percentage of total assets		(17.33)%	1.17%	3.89%	(12.27)%

1 Balances of available securities are shown at amortized cost

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2018. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this Report on Form 10-Q, the Company’s disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2018, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

	Total Number of Shares Purchased (a)	Average Price Paid Per Share (b)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (c)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (d)

April 1, 2018 through April 30, 2018	1,485	$76.66	0	384,500

May 1, 2018 through May 31, 2018	5,129	78.32	0	384,500

June 1, 2018 through June 30, 2018	0	0	0	384,500

Total	6,614	$77.95	0	384,500

Included in the table above are 1,485 shares purchased in April 2018, at an average cost of $76.66, and 482 shares purchased in May 2018, at an average cost of $81.75, by the trustee of the rabbi trust established by the Company under the Company’s Stock Retainer Plan For Eligible Directors of Tompkins Financial Corporation and Participating Subsidiaries, which were part of the director deferred compensation under that plan. In addition, the table includes 4,647 shares in May 2018 delivered to the Company by employees at an average cost of $77.97 to satisfy mandatory tax withholding requirements upon the vesting of restricted stock under the Company's 2009 Equity Plan.

On July 21, 2016, the Company’s Board of Directors authorized a stock repurchase plan for the Company to repurchase up to 400,000 shares of the Company’s common stock. Purchases could be made over the 24 months following adoption of the plan. The repurchase program could be suspended, modified or terminated by the Board of Directors at any time for any reason. As of June 30, 2018, 15,500 shares had been repurchased under this plan at an average price of $77.85.

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

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, formatted in XBRL (eXtensible Business Reporting Language):  (i) Condensed Consolidated Statements of Condition as of June 30, 2018 and December 31, 2017; (ii) Condensed Consolidated Statements of Income for the three and six months ended June 30, 2018 and 2017; (iii) Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2018 and 2017; (iv) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2018 and 2017; (v) Condensed Consolidated Statements of Changes in Shareholders’ Equity for the six months ended June 30, 2018 and 2017; and (vi) Notes to Unaudited Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	August 8, 2018

TOMPKINS FINANCIAL CORPORATION

By:	/s/ Stephen S. Romaine
Stephen S. Romaine
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Francis M. Fetsko
Francis M. Fetsko
Executive Vice President, Chief Financial Officer, and Chief Operating Officer
(Principal Financial Officer)
(Principal Accounting Officer)