Form 10-Q
period 2018-09-30
TOMPKINS FINANCIAL CORP
filed 2018-11-08
CIK 1005817

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☒	Accelerated Filer ☐
Non-Accelerated Filer ☐	Smaller Reporting Company ☐
Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of Exchange Act.☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐ No ☒.

Indicate the number of shares of the Registrant’s Common Stock outstanding as of the latest practicable date:

Class	Outstanding as of October 24, 2018
Common Stock, $0.10 par value	15,277,915 shares

TOMPKINS FINANCIAL CORPORATION

FORM 10-Q

TOMPKINS FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CONDITION

(In thousands, except share and per share data) (Unaudited)	As of	As of
ASSETS	9/30/2018	12/31/2017
	(unaudited)	(audited)
Cash and noninterest bearing balances due from banks	$111,245	$77,688
Interest bearing balances due from banks	1,917	6,615
Cash and Cash Equivalents	113,162	84,303

Available-for-sale securities, at fair value (amortized cost of $1,360,508 at September 30, 2018 and $1,408,996 at December 31, 2017)	1,310,672	1,391,863
Held-to-maturity securities, at amortized cost (fair value of $138,232 at September 30, 2018 and $140,315 at December 31, 2017)	141,236	139,216
Equity securities, at fair value (amortized cost $1,000,000 at September 30, 2018 and $1,000,000 at December 31, 2017)	880	913
Originated loans and leases, net of unearned income and deferred costs and fees (2)	4,531,241	4,358,543
Acquired loans (3)	271,468	310,577
Less: Allowance for loan and lease losses	41,358	39,771
Net Loans and Leases	4,761,351	4,629,349

Federal Home Loan Bank and other stock	48,456	50,498
Bank premises and equipment, net	95,638	86,995
Corporate owned life insurance	81,625	80,106
Goodwill	92,283	92,291
Other intangible assets, net	7,989	9,263
Accrued interest and other assets	93,668	83,494
Total Assets	$6,746,960	$6,648,290
LIABILITIES
Deposits:
Interest bearing:
Checking, savings and money market	2,950,616	2,651,632
Time	640,102	748,250
Noninterest bearing	1,434,364	1,437,925
Total Deposits	5,025,082	4,837,807

Federal funds purchased and securities sold under agreements to repurchase	52,875	75,177
Other borrowings	988,515	1,071,742
Trust preferred debentures	16,820	16,691
Other liabilities	64,524	70,671
Total Liabilities	$6,147,816	$6,072,088
EQUITY
Tompkins Financial Corporation shareholders' equity:
Common Stock - par value $.10 per share: Authorized 25,000,000 shares; Issued: 15,313,825 at September 30, 2018; and 15,301,524 at December 31, 2017	1,531	1,530
Additional paid-in capital	367,669	364,031
Retained earnings	308,121	265,007
Accumulated other comprehensive loss	(74,937)	(51,296)
Treasury stock, at cost – 120,278 shares at September 30,2018, and 120,805 shares at December 31, 2017	(4,748)	(4,492)
Total Tompkins Financial Corporation Shareholders’ Equity	597,636	574,780

Noncontrolling interests	1,508	1,422
Total Equity	$599,144	$576,202
Total Liabilities and Equity	$6,746,960	$6,648,290

See notes to unaudited condensed consolidated financial statements.

TOMPKINS FINANCIAL CORPORATION
 CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Nine Months Ended
(In thousands, except per share data) (Unaudited)	9/30/2018	9/30/2017	9/30/2018	9/30/2017
INTEREST AND DIVIDEND INCOME
Loans	$54,769	$48,949	$158,419	$141,257
Due from banks	8	9	22	15
Available-for-sale securities	7,448	7,415	22,821	22,384
Held-to-maturity securities	860	865	2,572	2,613
Federal Home Loan Bank and other stock	899	534	2,433	1,466
Total Interest and Dividend Income	63,984	57,772	186,267	167,735
INTEREST EXPENSE
Time certificates of deposits of $250,000 or more	563	457	1,088	1,364
Other deposits	3,830	2,679	9,699	7,508
Federal funds purchased and securities sold under agreements to
repurchase	35	44	115	195
Trust preferred debentures	318	265	904	888
Other borrowings	6,075	3,327	15,897	8,445
Total Interest Expense	10,821	6,772	27,703	18,400
Net Interest Income	53,163	51,000	158,564	149,335
Less: Provision for loan and lease losses	272	402	1,884	2,147
Net Interest Income After Provision for Loan and Lease Losses	52,891	50,598	156,680	147,188
NONINTEREST INCOME
Insurance commissions and fees	7,903	7,682	22,684	21,892
Investment services income	4,097	3,862	12,365	11,544
Service charges on deposit accounts	2,088	2,125	6,300	6,337
Card services income	2,442	2,190	7,209	6,875
Other income	2,057	1,766	8,743	5,667
Gain (loss) on securities transactions	16	(423)	290	(423)
Total Noninterest Income	18,603	17,202	57,591	51,892
NONINTEREST EXPENSE
Salaries and wages	22,029	20,931	64,404	60,868
Other employee benefits	5,300	5,344	15,859	16,195
Net occupancy expense of premises	3,057	3,064	9,873	9,965
Furniture and fixture expense	1,814	1,585	5,461	4,819
FDIC insurance	712	620	2,083	1,775
Amortization of intangible assets	440	481	1,334	1,459
Other operating expense	11,781	9,858	34,825	29,738
Total Noninterest Expenses	45,133	41,883	133,839	124,819
Income Before Income Tax Expense	26,361	25,917	80,432	74,261
Income Tax Expense	5,427	8,491	16,939	24,127
Net Income Attributable to Noncontrolling Interests and Tompkins Financial Corporation	20,934	17,426	63,493	50,134
Less: Net Income Attributable to Noncontrolling Interests	32	32	96	97
Net Income Attributable to Tompkins Financial Corporation	$20,902	$17,394	$63,397	$50,037
Basic Earnings Per Share	$1.37	$1.14	$4.15	$3.30
Diluted Earnings Per Share	$1.36	$1.14	$4.12	$3.27

See notes to unaudited condensed consolidated financial statements.

TOMPKINS FINANCIAL CORPORATION
 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended
(In thousands) (Unaudited)	9/30/2018	9/30/2017
Net income attributable to noncontrolling interests and Tompkins Financial Corporation	$20,934	$17,426
Other comprehensive (loss) income, net of tax:

Available-for-sale securities:
Change in net unrealized gain/loss during the period	(5,806)	426
Reclassification adjustment for net realized (gain)loss on sale of available-for-sale securities included in net income	(23)	254

Employee benefit plans:
Amortization of net retirement plan actuarial loss	325	227
Amortization of net retirement plan prior service cost	3	2

Other comprehensive (loss) income	(5,501)	909

Subtotal comprehensive income attributable to noncontrolling interests and Tompkins Financial Corporation	15,433	18,335
Less: Net income attributable to noncontrolling interests	(32)	(32)
Total comprehensive income attributable to Tompkins Financial Corporation	$15,401	$18,303

	Nine Months Ended
(In thousands) (Unaudited)	9/30/2018	9/30/2017
Net income attributable to noncontrolling interests and Tompkins Financial Corporation	$63,493	$50,134
Other comprehensive (loss) income, net of tax:

Available-for-sale securities:
Change in net unrealized gain/loss during the period	(24,443)	3,454
Reclassification adjustment for net realized (gain)loss on sale of available-for-sale securities included in net income	(245)	254

Employee benefit plans:
Amortization of net retirement plan actuarial loss	973	679
Amortization of net retirement plan prior service cost	9	7

Other comprehensive (loss) income	(23,706)	4,394

Subtotal comprehensive income attributable to noncontrolling interests and Tompkins Financial Corporation	39,787	54,528
Less: Net income attributable to noncontrolling interests	(96)	(97)
Total comprehensive income attributable to Tompkins Financial Corporation	$39,691	$54,431

See notes to unaudited condensed consolidated financial statements.

TOMPKINS FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
(In thousands) (Unaudited)	9/30/2018	9/30/2017
OPERATING ACTIVITIES
Net income attributable to Tompkins Financial Corporation	$63,397	$50,037
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	1,884	2,147
Depreciation and amortization of premises, equipment, and software	6,937	5,666
Amortization of intangible assets	1,334	1,459
Earnings from corporate owned life insurance	(1,519)	(1,644)
Net amortization on securities	6,775	7,884
Amortization/accretion related to purchase accounting	(1,603)	(2,060)
Net gain (loss) on securities transactions	(290)	423
Net gain on sale of loans originated for sale	(295)	(39)
Proceeds from sale of loans originated for sale	15,585	2,249
Loans originated for sale	(16,970)	(2,409)
Net gain on sale of bank premises and equipment	(2,946)	(19)
Net excess tax benefit from stock based compensation	496	299
Stock-based compensation expense	2,511	2,120
Increase in accrued interest receivable	(2,989)	(3,081)
Increase in accrued interest payable	112	29
Contribution to pension plan	0	(1,750)
Other, net	(4,829)	(6,126)
Net Cash Provided by Operating Activities	67,590	55,185
INVESTING ACTIVITIES
Proceeds from maturities, calls and principal paydowns of available-for-sale securities	105,220	125,761
Proceeds from sales of available-for-sale securities	60,888	23,828
Proceeds from maturities, calls and principal paydowns of held-to-maturity securities	5,791	6,626
Purchases of available-for-sale securities	(123,772)	(128,118)
Purchases of held-to-maturity securities	(8,110)	(4,768)
Net increase in loans	(131,513)	(230,739)
Net increase in Federal Home Loan Bank stock	2,042	2,823
Proceeds from sale of bank premises and equipment	3,274	85
Purchases of bank premises, equipment and software	(14,380)	(23,208)
Other, net	132	1,104
Net Cash Used in Investing Activities	(100,428)	(226,606)
FINANCING ACTIVITIES
Net increase in demand, money market, and savings deposits	295,423	403,292
Net decrease in time deposits	(107,071)	(83,667)
Net (decrease) increase in Federal funds purchased and securities sold under agreements to repurchase	(22,302)	4,812
Increase in other borrowings	415,932	468,749
Repayment of other borrowings	(499,159)	(518,991)
Redemption of trust preferred debentures	0	(21,161)
Cash dividends	(21,998)	(20,481)
Repurchase of common stock	(1,206)	0
Shares issued for dividend reinvestment plan	0	2,872
Shares issued for employee stock ownership plan	3,073	2,296
Net shares issued related to restricted stock awards	(494)	(561)
Net proceeds from exercise of stock options	(501)	(281)
Net Cash Provided by Financing Activities	61,697	236,879
Net Increase in Cash and Cash Equivalents	28,859	65,458
Cash and cash equivalents at beginning of period	84,303	63,954
Total Cash and Cash Equivalents at End of Period	$113,162	$129,412

See notes to unaudited condensed consolidated financial statements.

TOMPKINS FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
(In thousands) (Unaudited)	9/30/2018	9/30/2017
Supplemental Information:
Cash paid during the year for - Interest	$28,668	$19,192
Cash paid during the year for - Taxes	14,963	13,801
Transfer of loans to other real estate owned	242	2,693

See notes to unaudited condensed consolidated financial statements.

TOMPKINS FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

(In thousands except share and per share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Non- controlling Interests	Total
Balances at January 1, 2017	$1,517	$357,414	$230,182	$(37,109)	$(4,051)	$1,452	$549,405
Net income attributable to noncontrolling interests and Tompkins Financial Corporation			50,037			97	50,134
Other comprehensive income				4,394			4,394
Total Comprehensive Income							54,528
Cash dividends ($1.35 per share)			(20,481)				(20,481)
Net exercise of stock options (12,677 shares)	1	(282)					(281)
Shares issued for dividend reinvestment plan (34,750 shares)	4	2,868					2,872
Stock-based compensation expense		2,120					2,120
Shares issued for employee stock ownership plan (27,412 shares)	3	2,293					2,296
Directors deferred compensation plan (1,145 shares)		297			(297)		0
Restricted stock activity ((8,301) shares)	(1)	(560)					(561)
Partial repurchase of noncontrolling interest						(30)	(30)
Balances at September 30, 2017	$1,524	$364,150	$259,738	$(32,715)	$(4,348)	$1,519	$589,868

Balances at January 1, 2018	$1,530	$364,031	$265,007	$(51,296)	$(4,492)	$1,422	$576,202
Net income attributable to noncontrolling interests and Tompkins Financial Corporation			63,397			96	63,493
Other comprehensive loss				(23,706)			(23,706)
Total Comprehensive Income							39,787
Cash dividends ($1.44 per share)			(21,998)				(21,998)
Net exercise of stock options (10,136 shares)	1	(502)					(501)
Common stock repurchased and returned to unissued status (15,500 shares)	(2)	(1,204)					(1,206)
Stock-based compensation expense		2,511					2,511
Shares issued for employee stock ownership plan (38,883 shares)	4	3,069					3,073
Directors deferred compensation plan ((527) shares)		256			(256)		0
Restricted stock activity ((21,218) shares)	(2)	(492)					(494)
Adoption of Accounting Guidance ASU 2016-01			(65)	65			0
Adoption of Accounting Guidance ASU 2014-09			1,780				1,780
Partial repurchase of noncontrolling interest						(10)	(10)
Balances at September 30, 2018	$1,531	$367,669	$308,121	$(74,937)	$(4,748)	$1,508	$599,144

See notes to unaudited condensed consolidated financial statements

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Business

Tompkins Financial Corporation (“Tompkins” or the “Company”) is headquartered in Ithaca, New York and is registered as a Financial Holding Company with the Federal Reserve Board under the Bank Holding Company Act of 1956, as amended. The Company is a locally oriented, community-based financial services organization that offers a full array of products and services, including commercial and consumer banking, leasing, trust and investment management, financial planning and wealth management, and insurance services. At September 30, 2018, the Company’s subsidiaries included: four wholly-owned banking subsidiaries, Tompkins Trust Company (the “Trust Company”), The Bank of Castile (DBA Tompkins Bank of Castile), Mahopac Bank (formerly known as Mahopac National Bank, DBA Tompkins Mahopac Bank), VIST Bank (DBA Tompkins VIST Bank); and a wholly-owned insurance agency subsidiary, Tompkins Insurance Agencies, Inc. (“Tompkins Insurance”). The trust division of the Trust Company provides a full array of investment services, including investment management, trust and estate, financial and tax planning as well as life, disability and long-term care insurance services. The Company’s principal offices are located at 118 E. Seneca Street, Ithaca, New York, 14851, and its telephone number is (888) 503-5753. The Company’s common stock is traded on the NYSE American under the Symbol “TMP.”

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

The Company recorded a net increase to beginning retained earnings of $1.8 million as of January 1, 2018 due to the cumulative impact of adopting ASC 606. The impact to beginning retained earnings was primarily driven by the recognition of $1.8 million of contingency income related to our insurance business segment. The adoption of ASC 606 did not have a significant impact on the Company’s consolidated financial statements as of and for the three and nine months ended September 30, 2018 and, as a result, comparisons of revenues and operating profit performance between periods are not significantly affected by the adoption of this ASU. Refer to Note 11 "Revenue Recognition" for additional disclosures required by ASC 606.

In January 2016, the FASB issued ASU No. 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities.” This ASU addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments by making targeted improvements to GAAP as follows: (1) require equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. However, an entity may choose to measure equity investments that do not have readily determinable fair values at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer; (2) simplify the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment. When a qualitative assessment indicates that impairment exists, an entity is required to measure the investment at fair value; (3) eliminate the requirement to disclose the fair value of financial instruments measured at amortized cost for entities that are not public business entities; (4) eliminate the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; (5) require public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; (6) require an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments; (7) require separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (that is, securities or loans and receivables) on the balance sheet or the accompanying notes to the financial statements; and (8) clarify that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. The Company adopted ASU No. 2016-01 effective January 1, 2018, and recognized a cumulative-effect adjustment of $65,000 for the after-tax impact of the unrealized loss on equity securities. In addition, the Company measured the fair value of its loan portfolio as of September 30, 2018 using an exit price notion. Refer to Note 14 "Fair Value".

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

ASU 2018-05, "Income Taxes (Topic 740) - Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin (SAB) No. 118." ASU 2018-05 amends the Accounting Standards Codification to incorporate various SEC paragraphs pursuant to the issuance of SAB 118. SAB 118 addresses the application of generally accepted accounting principles in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Cuts and Jobs Act of 2017.

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

4. Securities

Available-for-Sales Securities
The following table summarizes available-for-sale securities held by the Company at September 30, 2018:

	Available-for-Sale Securities
September 30, 2018	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(in thousands)
Obligations of U.S. Government sponsored entities	$498,837	$0	$13,104	$485,733
Obligations of U.S. states and political subdivisions	86,517	33	1,788	84,762
Mortgage-backed securities – residential, issued by
U.S. Government agencies	114,417	143	5,404	109,156
U.S. Government sponsored entities	658,195	205	29,596	628,804
Non-U.S. Government agencies or sponsored entities	42	0	0	42
U.S. corporate debt securities	2,500	0	325	2,175
Total available-for-sale securities	$1,360,508	$381	$50,217	$1,310,672

 The following table summarizes available-for-sale securities held by the Company at December 31, 2017:

	Available-for-Sale Securities
December 31, 2017	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(in thousands)
Obligations of U.S. Government sponsored entities	$507,248	$278	$3,333	$504,193
Obligations of U.S. states and political subdivisions	91,659	281	421	91,519
Mortgage-backed securities – residential, issued by
U.S. Government agencies	139,747	659	2,671	137,735
U.S. Government sponsored entities	667,767	1,045	12,634	656,178
Non-U.S. Government agencies or sponsored entities	75	0	0	75
U.S. corporate debt securities	2,500	0	338	2,162
Total debt securities	1,408,996	2,263	19,397	1,391,862
Equity securities	1,000	0	87	913
Total available-for-sale securities	$1,409,996	$2,263	$19,484	$1,392,775

Held-to-Maturity Securities
The following table summarizes held-to-maturity securities held by the Company at September 30, 2018:

	Held-to-Maturity Securities
September 30, 2018	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(in thousands)
Obligations of U.S. Government sponsored entities	$131,407	$0	$3,040	$128,367
Obligations of U.S. states and political subdivisions	9,829	36	0	9,865
Total held-to-maturity debt securities	$141,236	$36	$3,040	$138,232

The following table summarizes held-to-maturity securities held by the Company at December 31, 2017:

	Held-to-Maturity Securities
December 31, 2017	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(in thousands)
Obligations of U.S. Government sponsored entities	$131,707	$1,103	$90	$132,720
Obligations of U.S. states and political subdivisions	7,509	93	7	7,595
Total held-to-maturity debt securities	$139,216	$1,196	$97	$140,315

The Company may from time to time sell investment securities from its available-for-sale portfolio. Realized gains on available-for-sale securities were $30,000 and $327,000 for the three and nine months ended September 30, 2018 and $3,000 for the same periods during 2017. Realized losses on available-for-sale securities were $0 and $3,000 for the three and nine months ended September 30, 2018 and $426,000 for the same periods during 2017. The sales of available-for-sale investment securities were the result of general investment portfolio and interest rate risk management. The Company also recognized losses of $14,000 and $34,000 for the three and nine months ended September 30, 2018, on equity securities, reflecting the change in fair value.

The following table summarizes available-for-sale securities that had unrealized losses at September 30, 2018:

	Less than 12 Months		12 Months or Longer		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of U.S. Government sponsored entities	$298,473	$6,017	$187,260	$7,087	$485,733	$13,104
Obligations of U.S. states and political subdivisions	52,521	687	22,773	1,101	75,294	1,788

Mortgage-backed securities – residential, issued by
U.S. Government agencies	9,338	284	93,660	5,120	102,998	5,404
U.S. Government sponsored entities	142,152	4,221	471,869	25,375	614,021	29,596
U.S. corporate debt securities	0	0	2,175	325	2,175	325
Total available-for-sale securities	$502,484	$11,209	$777,737	$39,008	$1,280,221	$50,217

The following table summarizes available-for-sale securities that had unrealized losses at December 31, 2017:

	Less than 12 Months		12 Months or Longer		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of U.S. Government sponsored entities	$319,545	$2,301	$39,791	$1,032	$359,336	$3,333
Obligations of U.S. states and political subdivisions	39,571	219	11,729	202	51,300	421

Mortgage-backed securities – residential, issued by
U.S. Government agencies	33,056	452	86,562	2,219	119,618	2,671
U.S. Government sponsored entities	208,524	1,941	410,767	10,693	619,291	12,634
U.S. corporate debt securities	0	0	2,163	338	2,163	338
Equity securities	0	0	913	87	913	87
Total available-for-sale securities	$600,696	$4,913	$551,925	$14,571	$1,152,621	$19,484

Beginning January 1, 2018, upon adoption of ASU 2016-01, equity securities with readily determinable fair values are stated at fair value with realized and unrealized gains and losses reported in the consolidated statement of income. For periods prior to adoption, equity securities were classified as available-for-sale and stated at fair value with unrealized gains and losses reported as a separate component of accumulated other comprehensive income, net of tax.

The following table summarizes held-to-maturity securities that had unrealized losses at September 30, 2018.

	Less than 12 Months		12 Months or Longer		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of U.S. Government sponsored entities	$123,589	$2,818	$4,778	$222	$128,367	$3,040

Total held-to-maturity securities	$123,589	$2,818	$4,778	$222	$128,367	$3,040

The following table summarizes held-to-maturity securities that had unrealized losses at December 31, 2017.

	Less than 12 Months		12 Months or Longer		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of U.S. Government sponsored entities	$20,505	$90	$0	$0	$20,505	$90

Obligations of U.S. states and political subdivisions	5,094	7	0	0	5,094	7
Total held-to-maturity securities	$25,599	$97	$0	$0	$25,599	$97

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

The Company does not intend to sell other-than-temporarily impaired investment securities that are in an unrealized loss position until recovery of unrealized losses (which may be until maturity), and it is not more-likely-than not that the Company will be required to sell the investment securities, before recovery of their amortized cost basis, which may be at maturity. Accordingly, as of September 30, 2018, and December 31, 2017, management has determined that the unrealized losses detailed in the tables above are not other-than-temporary.

Ongoing Assessment of Other-Than-Temporary Impairment

On a quarterly basis, the Company performs an assessment to determine whether there have been any events or economic circumstances indicating that a security with an unrealized loss has suffered other-than-temporary impairment (“OTTI”). A debt security is considered impaired if the fair value is less than its amortized cost basis (including any previous OTTI charges) at the reporting date. If impaired, the Company then assesses whether the unrealized loss is other-than-temporary. An unrealized loss on a debt security is generally deemed to be other-than-temporary and a credit loss is deemed to exist if the present value, discounted at the security’s effective rate, of the expected future cash flows is less than the amortized cost basis of the debt security. As a result, the credit loss component of an other-than-temporary impairment write-down for debt securities is recorded in earnings while the remaining portion of the impairment loss is recognized, net of tax, in other comprehensive income (loss) provided that the Company does not intend to sell the underlying debt security and it is more-likely-than not that the Company would not have to sell the debt security prior to recovery of the unrealized loss, which may be to maturity. If the Company intended to sell any securities with an unrealized loss or it is more-likely-than not that the Company would be required to sell the investment securities, before recovery of their amortized cost basis, then the entire unrealized loss would be recorded in earnings.

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

As a result of the other-than-temporarily impairment review process, the Company does not consider any investment security held at September 30, 2018 to be other-than-temporarily impaired.

The amortized cost and estimated fair value of debt securities by contractual maturity are shown in the following table. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Mortgage-backed securities are shown separately since they are not due at a single maturity date.

September 30, 2018
(in thousands)	Amortized Cost	Fair Value
Available-for-sale securities:
Due in one year or less	$87,756	$87,434
Due after one year through five years	320,407	313,052
Due after five years through ten years	167,362	160,599
Due after ten years	12,329	11,585
Total	587,854	572,670
Mortgage-backed securities	772,654	738,002
Total available-for-sale debt securities	$1,360,508	$1,310,672

December 31, 2017
(in thousands)	Amortized Cost	Fair Value
Available-for-sale securities:
Due in one year or less	$51,909	$51,932
Due after one year through five years	368,846	367,377
Due after five years through ten years	162,061	160,374
Due after ten years	18,591	18,192
Total	601,407	597,875
Mortgage-backed securities	807,589	793,988
Total available-for-sale debt securities	$1,408,996	$1,391,863

September 30, 2018
(in thousands)	Amortized Cost	Fair Value
Held-to-maturity securities:
Due in one year or less	$9,247	$9,253
Due after one year through five years	81,686	79,931
Due after five years through ten years	50,303	49,048
Total held-to-maturity debt securities	$141,236	$138,232

December 31, 2017
(in thousands)	Amortized Cost	Fair Value
Held-to-maturity securities:
Due in one year or less	$5,980	$5,979
Due after one year through five years	51,936	52,227
Due after five years through ten years	81,300	82,109
Total held-to-maturity debt securities	$139,216	$140,315

The Company also holds non-marketable Federal Home Loan Bank New York (“FHLBNY”) stock, non-marketable Federal Home Loan Bank Pittsburgh (“FHLBPITT”) stock and non-marketable Atlantic Community Bankers Bank stock ("ACBB"), all of which are required to be held for regulatory purposes and for borrowing availability. The required investment in FHLB stock is tied to the Company’s borrowing levels with the FHLB. Holdings of FHLBNY stock, FHLBPITT stock, and ACBB stock totaled $35.0 million, $13.4 million and $95,000 at September 30, 2018, respectively. These securities are carried at par, which is also cost. The FHLBNY and FHLBPITT continue to pay dividends and repurchase stock. Quarterly, we evaluate our investment in the FHLB for impairment. We evaluate recent and long-term operating performance, liquidity, funding and capital positions, stock repurchase history, dividend history and impact of legislative and regulatory changes. Based on our most recent evaluation, as of September 30, 2018, we have determined that no impairment write-downs are currently required.

5. Loans and Leases
Loans and Leases at September 30, 2018 and December 31, 2017 were as follows:

	9/30/2018			12/31/2017
(in thousands)	Originated	Acquired	Total Loans and Leases	Originated	Acquired	Total Loans and Leases
Commercial and industrial
Agriculture	93,228	0	93,228	108,608	0	108,608
Commercial and industrial other	927,866	44,291	972,157	932,067	50,976	983,043
Subtotal commercial and industrial	1,021,094	44,291	1,065,385	1,040,675	50,976	1,091,651
Commercial real estate
Construction	179,083	1,410	180,493	202,486	1,480	203,966
Agriculture	147,582	231	147,813	129,712	247	129,959
Commercial real estate other	1,811,348	181,504	1,992,852	1,660,782	206,020	1,866,802
Subtotal commercial real estate	2,138,013	183,145	2,321,158	1,992,980	207,747	2,200,727
Residential real estate
Home equity	209,168	22,433	231,601	212,812	28,444	241,256
Mortgages	1,086,065	20,740	1,106,805	1,039,040	22,645	1,061,685
Subtotal residential real estate	1,295,233	43,173	1,338,406	1,251,852	51,089	1,302,941
Consumer and other
Indirect	11,963	0	11,963	12,144	0	12,144
Consumer and other	54,480	859	55,339	50,214	765	50,979
Subtotal consumer and other	66,443	859	67,302	62,358	765	63,123
Leases	14,055	0	14,055	14,467	0	14,467
Total loans and leases	4,534,838	271,468	4,806,306	4,362,332	310,577	4,672,909
Less: unearned income and deferred costs and fees	(3,597)	0	(3,597)	(3,789)	0	(3,789)
Total loans and leases, net of unearned income and deferred costs and fees	4,531,241	271,468	4,802,709	4,358,543	310,577	4,669,120

The outstanding principal balance and the related carrying amount of the Company’s loans acquired in the VIST Bank acquisition are as follows at September 30, 2018 and December 31, 2017:

(in thousands)	09/30/2018	12/31/2017
Acquired Credit Impaired Loans
Outstanding principal balance	$13,290	$14,337
Carrying amount	11,309	11,962

Acquired Non-Credit Impaired Loans
Outstanding principal balance	262,362	301,128
Carrying amount	260,159	298,615

Total Acquired Loans
Outstanding principal balance	275,652	315,465
Carrying amount	271,468	310,577

The Company has adopted comprehensive lending policies, underwriting standards and loan review procedures. Management reviews these policies and procedures on a regular basis. The Company discussed its lending policies and underwriting guidelines for its various lending portfolios in Note 5 – “Loans and Leases” in the Notes to Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. There have been no significant changes in these policies and guidelines since the date of that report. As such, these policies are reflective of new originations as well as those balances held at September 30, 2018. The Company’s Board of Directors approves the lending policies at least annually. The Company recognizes that exceptions to policy guidelines may occasionally occur and has established procedures for approving exceptions to these policy guidelines. Management has also implemented reporting systems to monitor loan origination, loan quality, concentrations of credit, loan delinquencies and nonperforming loans and potential problem loans.

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

The below table is an age analysis of past due loans, segregated by originated and acquired loan and lease portfolios, and by class of loans, as of September 30, 2018 and December 31, 2017.

September 30, 2018
(in thousands)	30-89 days	90 days or more	Current Loans	Total Loans	90 days and accruing[1]	Nonaccrual
Originated Loans and Leases
Commercial and industrial
Agriculture	$0	$0	$93,228	$93,228	$0	$0
Commercial and industrial other	46	1,147	926,673	927,866	0	3,911
Subtotal commercial and industrial	46	1,147	1,019,901	1,021,094	0	3,911
Commercial real estate
Construction	0	0	179,083	179,083	0	0
Agriculture	82	0	147,500	147,582	0	0
Commercial real estate other	1,837	1,549	1,807,962	1,811,348	0	3,821
Subtotal commercial real estate	1,919	1,549	2,134,545	2,138,013	0	3,821
Residential real estate
Home equity	664	1,018	207,486	209,168	0	1,597
Mortgages	2,963	3,209	1,079,893	1,086,065	0	7,936
Subtotal residential real estate	3,627	4,227	1,287,379	1,295,233	0	9,533
Consumer and other
Indirect	244	67	11,652	11,963	0	184
Consumer and other	618	12	53,850	54,480	0	69
Subtotal consumer and other	862	79	65,502	66,443	0	253
Leases	0	0	14,055	14,055	0	0
Total loans and leases	6,454	7,002	4,521,382	4,534,838	0	17,518
Less: unearned income and deferred costs and fees	0	0	(3,597)	(3,597)	0	0
Total originated loans and leases, net of unearned income and deferred costs and fees	$6,454	$7,002	$4,517,785	$4,531,241	$0	$17,518
Acquired Loans and Leases
Commercial and industrial
Commercial and industrial other	0	0	44,291	44,291	17	23
Subtotal commercial and industrial	0	0	44,291	44,291	17	23
Commercial real estate
Construction	0	0	1,410	1,410	0	0
Agriculture	0	0	231	231	0	0
Commercial real estate other	135	115	181,254	181,504	567	151
Subtotal commercial real estate	135	115	182,895	183,145	567	151
Residential real estate
Home equity	537	693	21,203	22,433	61	1,204
Mortgages	437	327	19,976	20,740	775	1,281
Subtotal residential real estate	974	1,020	41,179	43,173	836	2,485
Consumer and other
Consumer and other	0	0	859	859	0	0
Subtotal consumer and other	0	0	859	859	0	0
Total acquired loans and leases, net of unearned income and deferred costs and fees	$1,109	$1,135	$269,224	$271,468	$1,420	$2,659

December 31, 2017
(in thousands)	30-89 days	90 days or more	Current Loans	Total Loans	90 days and accruing[1]	Nonaccrual
Originated loans and leases
Commercial and industrial
Agriculture	$0	$0	$108,608	$108,608	$0	$0
Commercial and industrial other	431	849	930,787	932,067	0	2,852
Subtotal commercial and industrial	431	849	1,039,395	1,040,675	0	2,852
Commercial real estate
Construction	0	0	202,486	202,486	0	0
Agriculture	0	0	129,712	129,712	0	0
Commercial real estate other	1,583	2,125	1,657,074	1,660,782	0	5,402
Subtotal commercial real estate	1,583	2,125	1,989,272	1,992,980	0	5,402
Residential real estate
Home equity	1,045	448	211,319	212,812	0	1,537
Mortgages	3,153	2,692	1,033,195	1,039,040	0	6,108
Subtotal residential real estate	4,198	3,140	1,244,514	1,251,852	0	7,645
Consumer and other
Indirect	449	205	11,490	12,144	6	278
Consumer and other	130	42	50,042	50,214	38	76
Subtotal consumer and other	579	247	61,532	62,358	44	354
Leases	0	0	14,467	14,467	0	0
Total loans and leases	6,791	6,361	4,349,180	4,362,332	44	16,253
Less: unearned income and deferred costs and fees	0	0	(3,789)	(3,789)	0	0
Total originated loans and leases, net of unearned income and deferred costs and fees	$6,791	$6,361	$4,345,391	$4,358,543	$44	$16,253
Acquired loans and leases
Commercial and industrial
Commercial and industrial other	12	61	50,903	50,976	61	0
Subtotal commercial and industrial	12	61	50,903	50,976	61	0
Commercial real estate
Construction	0	0	1,480	1,480	0	0
Agriculture	0	0	247	247	0	0
Commercial real estate other	167	727	205,126	206,020	515	546
Subtotal commercial real estate	167	727	206,853	207,747	515	546
Residential real estate
Home equity	601	564	27,279	28,444	130	1,604
Mortgages	472	942	21,231	22,645	440	1,114
Subtotal residential real estate	1,073	1,506	48,510	51,089	570	2,718
Consumer and other
Consumer and other	4	0	761	765	0	0
Subtotal consumer and other	4	0	761	765	0	0
Total acquired loans and leases, net of unearned income and deferred costs and fees	$1,256	$2,294	$307,027	$310,577	$1,146	$3,264
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

Since the methodology is based upon historical experience and trends as well as management’s judgment, factors may arise that result in different estimates. Significant factors that could give rise to changes in these estimates may include, but are not limited to, changes in economic conditions in the local area, concentration of risk, changes in interest rates, and declines in local property values. While management’s evaluation of the allowance as of September 30, 2018, considers the allowance to be appropriate, under adversely different conditions or assumptions, the Company would need to increase or decrease the allowance.

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

The following tables detail activity in the allowance for loan and lease losses segregated by originated and acquired loan and lease portfolios and by portfolio segment for the three and nine months ended September 30, 2018 and 2017. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

Three Months Ended September 30, 2018
(in thousands)	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer and Other	Finance Leases	Total
Allowance for originated loans and leases
Beginning balance	$12,866	$20,770	$6,147	$1,328	$0	$41,111

Charge-offs	(118)	0	(2)	(224)	0	(344)
Recoveries	8	203	96	7	0	314
Provision (credit)	(335)	199	204	140	0	208
Ending Balance	$12,421	$21,172	$6,445	$1,251	$0	$41,289

Three Months Ended September 30, 2018
(in thousands)	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer and Other	Finance Leases	Total
Allowance for acquired loans
Beginning balance	19	25	65	5	0	114

Charge-offs	(42)	(81)	(45)	0	0	(168)
Recoveries	32	4	23	0	0	59
Provision (credit)	(9)	52	21	0	0	64
Ending Balance	0	0	64	5	0	69

Three Months Ended September 30, 2017
(in thousands)	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer and Other	Finance Leases	Total
Allowance for originated loans and leases
Beginning balance	10,842	19,121	5,761	1,236	0	36,960

Charge-offs	(85)	0	(41)	(212)	0	(338)
Recoveries	(18)	264	33	71	0	350
Provision (credit)	951	70	(262)	172	0	931
Ending Balance	11,690	19,455	5,491	1,267	0	37,903

Three Months Ended September 30, 2017
(in thousands)	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer and Other	Covered Loans	Total
Allowance for acquired loans
Beginning balance	50	87	54	6	0	197

Charge-offs	0	(10)	(34)	(1)	0	(45)
Recoveries	0	499	12	1	0	512
Provision (credit)	(50)	(501)	22	0	0	(529)
Ending Balance	0	75	54	6	0	135

Nine Months Ended September 30, 2018
(in thousands)	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer and Other	Finance Leases	Total
Allowance for originated loans and leases
Beginning balance	11,812	20,412	6,161	1,301	0	39,686

Charge-offs	(224)	(60)	(208)	(1,166)	0	(1,658)
Recoveries	16	549	232	613	0	1,410
Provision (credit)	817	271	260	503	0	1,851
Ending Balance	12,421	21,172	6,445	1,251	0	41,289

Nine Months Ended September 30, 2018
(in thousands)	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer and Other	Covered Loans	Total
Allowance for acquired loans
Beginning balance	25	0	54	6	0	85

Charge-offs	(43)	(81)	(148)	0	0	(272)
Recoveries	88	27	106	2	0	223
Provision (credit)	(70)	54	52	(3)	0	33
Ending Balance	0	0	64	5	0	69

Nine Months Ended September 30, 2017
(in thousands)	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer and Other	Finance Leases	Total
Allowance for originated loans and leases
Beginning balance	9,389	19,836	5,149	1,224	0	35,598

Charge-offs	(162)	(21)	(483)	(742)	0	(1,408)
Recoveries	112	717	169	336	0	1,334
Provision (credit)	2,351	(1,077)	656	449	0	2,379
Ending Balance	11,690	19,455	5,491	1,267	0	37,903

Nine Months Ended September 30, 2017
(in thousands)	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer and Other	Covered Loans	Total
Allowance for acquired loans
Beginning balance	0	97	54	6	0	157

Charge-offs	(74)	(84)	(186)	(1)	0	(345)
Recoveries	0	524	24	7	0	555
Provision (credit)	74	(462)	162	(6)	0	(232)
Ending Balance	0	75	54	6	0	135

At September 30, 2018 and December 31, 2017, the allocation of the allowance for loan and lease losses summarized on the basis of the Company’s impairment methodology was as follows:

(in thousands)	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer and Other	Finance Leases	Total
Allowance for originated loans and leases
September 30, 2018
Individually evaluated for impairment	376	0	0	0	0	376
Collectively evaluated for impairment	12,045	21,172	6,445	1,251	0	40,913
Ending balance	12,421	21,172	6,445	1,251	0	41,289

(in thousands)	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer and Other	Covered Loans	Total
Allowance for acquired loans
September 30, 2018
Individually evaluated for impairment	0	0	0	0	0	0
Collectively evaluated for impairment	0	0	64	5	0	69
Ending balance	0	0	64	5	0	69

(in thousands)	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer and Other	Finance Leases	Total
Allowance for originated loans and leases
December 31, 2017
Individually evaluated for impairment	441	0	0	0	0	441
Collectively evaluated for impairment	11,371	20,412	6,161	1,301	0	39,245
Ending balance	11,812	20,412	6,161	1,301	0	39,686

(in thousands)	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer and Other	Covered Loans	Total
Allowance for acquired loans
December 31, 2017
Individually evaluated for impairment	25	0	0	0	0	25
Collectively evaluated for impairment	0	0	54	6	0	60
Ending balance	25	0	54	6	0	85

The recorded investment in loans and leases summarized on the basis of the Company’s impairment methodology as of September 30, 2018 and December 31, 2017 was as follows:

(in thousands)	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer and Other	Finance Leases	Total
Originated loans and leases
September 30, 2018
Individually evaluated for impairment	3,928	5,136	4,009	0	0	13,073
Collectively evaluated for impairment	1,017,166	2,132,877	1,291,224	66,443	14,055	4,521,765
Total	1,021,094	2,138,013	1,295,233	66,443	14,055	4,534,838

(in thousands)	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer and Other	Covered Loans	Total
Acquired loans
September 30, 2018
Individually evaluated for impairment	261	1,400	1,780	0	0	3,441
Loans acquired with deteriorated credit quality	209	5,974	5,126	0	0	11,309
Collectively evaluated for impairment	43,821	175,771	36,267	859	0	256,718
Total	44,291	183,145	43,173	859	0	271,468

(in thousands)	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer and Other	Finance Leases	Total
Originated loans and leases
December 31, 2017
Individually evaluated for impairment	1,759	6,626	3,965	0	0	12,350
Collectively evaluated for impairment	1,038,916	1,986,354	1,247,887	62,358	14,467	4,349,982
Total	1,040,675	1,992,980	1,251,852	62,358	14,467	4,362,332

(in thousands)	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer and Other	Covered Loans	Total
Acquired loans
December 31, 2017
Individually evaluated for impairment	276	1,372	1,823	0	0	3,471
Loans acquired with deteriorated credit quality	506	7,481	3,975	0	0	11,962
Collectively evaluated for impairment	50,194	198,894	45,291	765	0	295,144
Total	50,976	207,747	51,089	765	0	310,577

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

	September 30, 2018			December 31, 2017
(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
Originated loans and leases with no related allowance

Commercial and industrial
Commercial and industrial other	2,503	2,597	0	1,246	1,250	0
Commercial real estate
Commercial real estate other	5,136	5,336	0	6,626	6,533	0
Residential real estate
Home equity	4,009	4,230	0	3,965	4,049	0
Subtotal	11,648	12,163	0	11,837	11,832	0

Originated loans and leases with related allowance

Commercial and industrial
Commercial and industrial other	1,425	1,436	376	513	532	441
Subtotal	1,425	1,436	376	513	532	441
Total	13,073	13,599	376	12,350	12,364	441

	September 30, 2018			December 31, 2017
(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
Acquired loans and leases with no related allowance

Commercial and industrial
Commercial and industrial other	261	353	0	226	226	0
Commercial real estate
Commercial real estate other	1,400	1,378	0	1,372	1,474	0
Residential real estate
Home equity	1,780	1,812	0	1,823	1,854	0
Subtotal	3,441	3,543	0	3,421	3,554	0

Acquired loans and leases with related allowance

Commercial and industrial
Commercial and industrial other	0	0	0	50	50	25
Subtotal	0	0	0	50	50	25
Total	3,441	3,543	0	3,471	3,604	25

The average recorded investment and interest income recognized on impaired loans for the three months ended September 30, 2018 and 2017 was as follows:

	Three Months Ended September 30, 2018		Three Months Ended September 30, 2017
(in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Originated loans and leases with no related allowance

Commercial and industrial
Commercial and industrial other	2,963	0	404	0
Commercial real estate
Commercial real estate other	5,705	0	6,409	0
Residential real estate
Home equity	4,023	0	3,581	0
Subtotal	12,691	0	10,394	0

Originated loans and leases with related allowance

Commercial and industrial
Commercial and industrial other	1,200	0	1,083	0
Commercial real estate
Commercial real estate other	44	0	50	0
Subtotal	1,244	0	1,133	0
Total	13,935	0	11,527	0

	Three Months Ended September 30, 2018		Three Months Ended September 30, 2017
(in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Acquired loans and leases with no related allowance

Commercial and industrial
Commercial and industrial other	289	0	0	0
Commercial real estate
Commercial real estate other	1,504	0	1,516	0
Residential real estate
Home equity	1,779	0	1,440	0
Subtotal	3,572	0	2,956	0

Acquired loans and leases with related allowance

Commercial real estate
Commercial real estate other	0	0	267	0
Subtotal	0	0	267	0
Total	3,572	0	3,223	0

The average recorded investment and interest income recognized on impaired loans for the nine months ended September 30, 2018 and 2017 was as follows:

	Nine Months Ended September 30, 2018		Nine Months Ended September 30, 2017
(in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Originated loans and leases with no related allowance

Commercial and industrial
Commercial and industrial other	2,370	0	290	0
Commercial real estate
Commercial real estate other	6,006	0	7,569	0
Residential real estate
Home equity	3,862	0	3,441	0
Subtotal	12,238	0	11,300	0

Originated loans and leases with related allowance

Commercial and industrial
Commercial and industrial other	955	0	335	0
Commercial real estate
Commercial real estate other	22	0	20	0
Subtotal	977	0	355	0
Total	13,215	0	11,655	0

	Nine Months Ended September 30, 2018		Nine Months Ended September 30, 2017
(in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Acquired loans and leases with no related allowance

Commercial and industrial
Commercial and industrial other	235	0	66	0
Commercial real estate
Construction	0	0	16	0
Commercial real estate other	1,613	0	2,402	0
Residential real estate
Home equity	2,135	0	1,722	0
Subtotal	3,983	0	4,206	0

Acquired loans and leases with related allowance

Commercial real estate
Commercial real estate other	0	0	267	0
Subtotal	0	0	267	0
Total	3,983	0	4,473	0

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

The following tables present information on loans modified in troubled debt restructuring during the periods indicated.

September 30, 2018	Three Months Ended
				Defaulted TDRs[2]
(in thousands)	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Loans	Post-Modification Outstanding Recorded Investment
Residential real estate
Home equity[1]	2	115	115	0	0
Total	2	115	115	0	0
1 Represents the following concessions:  extension of term and reduction of rate.
2 TDRs that defaulted during the three months ended September 30, 2018 that were restructured in the prior twelve months.

There we no new TDRs for the three months ended September 30, 2017.

September 30, 2018	Nine Months Ended
				Defaulted TDRs[2]
(in thousands)	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Loans	Post- Modification Outstanding Recorded Investment
Residential real estate
Home equity[1]	4	227	227	0	0
Total	4	227	227	0	0
1 Represents the following concessions:  extension of term and reduction of rate.
2 TDRs that defaulted during the nine months ended September 30, 2018 that had been restructured in the prior twelve months.

September 30, 2017	Nine Months Ended
				Defaulted TDRs[2]
(in thousands)	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Loans	Post- Modification Outstanding Recorded Investment
Residential real estate
Home equity[1]	2	162	162	1	55
Total	2	162	162	1	55
1 Represents the following concessions:  extension of term and reduction of rate.
2 TDRs that defaulted during the nine months ended September 30, 2017 that had been restructured in the prior twelve months.

The following tables present credit quality indicators (internal risk grade) by class of commercial and industrial loans and commercial real estate loans as of September 30, 2018 and December 31, 2017.

September 30, 2018
(in thousands)	Commercial and Industrial Other	Commercial and Industrial Agriculture	CommercialReal Estate Other	CommercialReal Estate Agriculture	Commercial Real Estate Construction	Total
Originated Loans and Leases
Internal risk grade:
Pass	902,263	80,541	1,782,283	131,095	179,083	3,075,265
Special Mention	10,201	6,315	10,773	6,956	0	34,245
Substandard	15,402	6,372	18,292	9,531	0	49,597
Total	927,866	93,228	1,811,348	147,582	179,083	3,159,107

September 30, 2018
(in thousands)	Commercial and Industrial Other	Commercial and Industrial Agriculture	CommercialReal Estate Other	CommercialReal Estate Agriculture	Commercial Real Estate Construction	Total
Acquired Loans and Leases
Internal risk grade:
Pass	44,008	0	178,281	231	1,410	223,930
Special Mention	0	0	465	0	0	465
Substandard	283	0	2,758	0	0	3,041
Total	44,291	0	181,504	231	1,410	227,436

December 31, 2017
(in thousands)	Commercial and Industrial Other	Commercial and Industrial Agriculture	CommercialReal Estate Other	CommercialReal Estate Agriculture	Commercial Real Estate Construction	Total
Originated Loans and Leases
Internal risk grade:
Pass	919,214	100,470	1,627,713	119,392	201,948	2,968,737
Special Mention	6,680	8,068	19,068	9,980	538	44,334
Substandard	6,173	70	14,001	340	0	20,584
Total	932,067	108,608	1,660,782	129,712	202,486	3,033,655

December 31, 2017
(in thousands)	Commercial and Industrial Other	Commercial and Industrial Agriculture	CommercialReal Estate Other	CommercialReal Estate Agriculture	Commercial Real Estate Construction	Total
Acquired Loans and Leases
Internal risk grade:
Pass	50,554	0	198,822	247	1,480	251,103
Special Mention	0	0	2,265	0	0	2,265
Substandard	422	0	4,933	0	0	5,355
Total	50,976	0	206,020	247	1,480	258,723

The following tables present credit quality indicators by class of residential real estate loans and by class of consumer loans. Nonperforming loans include nonaccrual, impaired, and loans 90 days past due and accruing interest. All other loans are considered performing as of September 30, 2018 and December 31, 2017. For purposes of this footnote, acquired loans that were recorded at fair value at the acquisition date and are 90 days or greater past due are considered performing.

September 30, 2018
(in thousands)	Residential Home Equity	Residential Mortgages	Consumer Indirect	Consumer Other	Total
Originated Loans and Leases
Performing	207,571	1,078,129	11,779	54,411	1,351,890
Nonperforming	1,597	7,936	184	69	9,786
Total	209,168	1,086,065	11,963	54,480	1,361,676

September 30, 2018
(in thousands)	Residential Home Equity	Residential Mortgages	Consumer Indirect	Consumer Other	Total
Acquired Loans and Leases
Performing	21,229	19,459	0	859	41,548
Nonperforming	1,204	1,281	0	0	2,485
Total	22,433	20,740	0	859	44,033

December 31, 2017
(in thousands)	Residential Home Equity	Residential Mortgages	Consumer Indirect	Consumer Other	Total
Originated Loans and Leases
Performing	211,275	1,032,932	11,866	50,138	1,306,211
Nonperforming	1,537	6,108	278	76	7,999
Total	212,812	1,039,040	12,144	50,214	1,314,210

December 31, 2017
(in thousands)	Residential Home Equity	Residential Mortgages	Consumer Indirect	Consumer Other	Total
Acquired Loans and Leases
Performing	26,840	21,531	0	765	49,136
Nonperforming	1,604	1,114	0	0	2,718
Total	28,444	22,645	0	765	51,854

7. Earnings Per Share

Earnings per share in the table below, for the three and nine month periods ended September 30, 2018 and 2017 are calculated under the two-class method as required by ASC Topic 260, Earnings Per Share. ASC 260 provides that unvested share-based payment awards that contain nonforfeitable rights to dividends are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. The Company has issued restricted stock awards that contain such rights and are therefore considered participating securities. Basic earnings per common share are calculated by dividing net income allocable to common stock by the weighted average number of common shares, excluding participating securities, during the period. Diluted earnings per common share include the dilutive effect of participating securities.

	Three Months Ended
(in thousands, except share and per share data)	9/30/2018	9/30/2017
Basic
Net income available to common shareholders	$20,902	$17,394
Less: income attributable to unvested stock-based compensation awards	(318)	(266)
Net earnings allocated to common shareholders	20,584	17,128

Weighted average shares outstanding, including unvested stock-based compensation awards	15,278,661	15,197,180

Less: unvested stock-based compensation awards	(231,256)	(230,949)
Weighted average shares outstanding - Basic	15,047,405	14,966,231

Diluted
Net earnings allocated to common shareholders	20,584	17,128

Weighted average shares outstanding - Basic	15,047,405	14,966,231

Plus: incremental shares from assumed conversion of stock-based compensation awards	97,086	112,324
Weighted average shares outstanding - Diluted	15,144,491	15,078,555

Basic EPS	1.37	1.14
Diluted EPS	1.36	1.14

Stock-based compensation awards representing 246 and 21,804 of common shares during the three months ended September 30, 2018 and 2017, respectively, were not included in the computations of diluted earnings per common share because the effect on those periods would have been anti-dilutive.

	Nine Months Ended
(in thousands, except share and per share data)	9/30/2018	9/30/2017
Basic
Net income available to common shareholders	$63,397	$50,037
Less: income attributable to unvested stock-based compensation awards	(1,024)	(792)
Net earnings allocated to common shareholders	62,373	49,245

Weighted average shares outstanding, including unvested stock-based compensation awards	15,277,026	15,178,039

Less: unvested stock-based compensation awards	(244,020)	(240,478)
Weighted average shares outstanding - Basic	15,033,006	14,937,561

Diluted
Net earnings allocated to common shareholders	62,373	49,245

Weighted average shares outstanding - Basic	15,033,006	14,937,561

Plus: incremental shares from assumed conversion of stock-based compensation awards	98,012	125,309
Weighted average shares outstanding - Diluted	15,131,018	15,062,870

Basic EPS	4.15	3.30
Diluted EPS	4.12	3.27

Stock-based compensation awards representing approximately 13,387 and 21,126 of common shares during the nine months ended September 30, 2018 and 2017, respectively were not included in the computations of diluted earnings per common share because the effect on those periods would have been anti-dilutive.

8. Other Comprehensive Income (Loss)

The following tables present reclassifications out of the accumulated other comprehensive income (loss) for the three and nine month periods ended September 30, 2018 and 2017.

	Three Months Ended September 30, 2018
(in thousands)	Before-Tax Amount	Tax (Expense) Benefit	Net of Tax
Available-for-sale securities:
Change in net unrealized gain/loss during the period	$(7,691)	$1,885	$(5,806)
Reclassification adjustment for net realized gain on sale of available-for-sale securities included in net income	(30)	7	(23)
Net unrealized gains/losses	(7,721)	1,892	(5,829)

Employee benefit plans:
Amortization of net retirement plan actuarial gain	430	(105)	325
Amortization of net retirement plan prior service cost	4	(1)	3
Employee benefit plans	434	(106)	328
Other comprehensive (loss) income	$(7,287)	$1,786	$(5,501)

	Three Months Ended September 30, 2017
(in thousands)	Before-Tax Amount	Tax (Expense) Benefit	Net of Tax
Available-for-sale securities:
Change in net unrealized gain/loss during the period	$712	$(286)	$426
Reclassification adjustment for net realized loss on sale of available-for-sale securities included in net income	423	(169)	254
Net unrealized gains	1,135	(455)	680

Employee benefit plans:
Amortization of net retirement plan actuarial gain	376	(149)	227
Amortization of net retirement plan prior service cost	3	(1)	2
Employee benefit plans	379	(150)	229
Other comprehensive income	$1,514	$(605)	$909

	Nine Months Ended September 30, 2018
(in thousands)	Before-Tax Amount	Tax (Expense) Benefit	Net of Tax
Available-for-sale securities:
Change in net unrealized gain/loss during the period	$(32,375)	$7,932	$(24,443)
Reclassification adjustment for net realized gain on sale of available-for-sale securities included in net income	(324)	79	(245)
Net unrealized gains/losses	(32,699)	8,011	(24,688)

Employee benefit plans:
Amortization of net retirement plan actuarial loss	1,289	(316)	973
Amortization of net retirement plan prior service cost	12	(3)	9
Employee benefit plans	1,301	(319)	982
Other comprehensive (loss) income	$(31,398)	$7,692	$(23,706)

	Nine Months Ended September 30, 2017
(in thousands)	Before-Tax Amount	Tax (Expense) Benefit	Net of Tax
Available-for-sale securities:
Change in net unrealized gain/loss during the period	$5,756	$(2,302)	$3,454
Reclassification adjustment for net realized loss on sale of available-for-sale securities included in net income	423	(169)	254
Net unrealized gains	6,179	(2,471)	3,708

Employee benefit plans:
Amortization of net retirement plan actuarial loss	1,130	(451)	679
Amortization of net retirement plan prior service cost	11	(4)	7
Employee benefit plans	1,141	(455)	686
Other comprehensive income	$7,320	$(2,926)	$4,394

The following table presents the activity in our accumulated other comprehensive income (loss) for the periods indicated:

(in thousands)	Available-for- Sale Securities	Employee Benefit Plans	Accumulated Other Comprehensive (Loss) Income
Balance at July 1, 2018	$(31,800)	$(37,636)	$(69,436)
Other comprehensive income (loss) before reclassifications	(5,806)	0	(5,806)
Amounts reclassified from accumulated other comprehensive (loss) income	(23)	328	305
Net current-period other comprehensive (loss) income	(5,829)	328	(5,501)
Balance at September 30, 2018	$(37,629)	$(37,308)	$(74,937)

Balance at January 1, 2018	$(13,005)	$(38,291)	$(51,296)
Other comprehensive income (loss) before reclassifications	(24,444)	0	(24,444)
Amounts reclassified from accumulated other comprehensive (loss) income	(245)	983	738
Net current-period other comprehensive (loss) income	(24,689)	983	(23,706)
Balance at Adoption of ASU 2016-01	65	0	65
Balance at September 30, 2018	$(37,629)	$(37,308)	$(74,937)

(in thousands)	Available-for- Sale Securities	Employee Benefit Plans	Accumulated Other Comprehensive (Loss) Income
Balance at July 1, 2017	$(4,887)	$(28,737)	$(33,624)
Other comprehensive income before reclassifications	426	0	426
Amounts reclassified from accumulated other comprehensive (loss) income	254	229	483
Net current-period other comprehensive income	680	229	909
Balance at September 30, 2017	$(4,207)	$(28,508)	$(32,715)

Balance at January 1, 2017	$(7,915)	$(29,194)	$(37,109)
Other comprehensive income before reclassifications	3,454	0	3,454
Amounts reclassified from accumulated other comprehensive (loss) income	254	686	940
Net current-period other comprehensive income	3,708	686	4,394
Balance at September 30, 2017	$(4,207)	$(28,508)	$(32,715)

The following tables present the amounts reclassified out of each component of accumulated other comprehensive (loss) income for the three and nine months ended September 30, 2018 and 2017.

Three Months Ended September 30, 2018
Details about Accumulated other Comprehensive Income (Loss) Components (in thousands)	Amount Reclassified from Accumulated Other Comprehensive (Loss) Income[1]	Affected Line Item in the Statement Where Net Income is Presented
Available-for-sale securities:
Unrealized gains and losses on available-for-sale securities	$30	Net gain on securities transactions
	(7)	Tax expense
	23	Net of tax
Employee benefit plans:
Amortization of the following [2]
Net retirement plan actuarial loss	(430)	Other operating expense
Net retirement plan prior service cost	(4)	Other operating expense
	(434)	Total before tax
	106	Tax benefit
	(328)	Net of tax

Nine Months Ended September 30, 2018
Details about Accumulated other Comprehensive Income (Loss) Components (in thousands)	Amount Reclassified from Accumulated Other Comprehensive (Loss) Income[1]	Affected Line Item in the Statement Where Net Income is Presented
Available-for-sale securities:
Unrealized gains and losses on available-for-sale securities	$324	Net gain on securities transactions
	(79)	Tax expense
	245	Net of tax
Employee benefit plans:
Amortization of the following [2]
Net retirement plan actuarial loss	(1,289)	Other operating expense
Net retirement plan prior service cost	(12)	Other operating expense
	(1,301)	Total before tax
	319	Tax benefit
	(982)	Net of tax

Three Months Ended September 30, 2017
Details about Accumulated other Comprehensive Income (Loss) Components (in thousands)	Amount Reclassified from Accumulated Other Comprehensive (Loss) Income[1]	Affected Line Item in the Statement Where Net Income is Presented
Available-for-sale securities:
Unrealized gains and losses on available-for-sale securities	$(423)	Net gain on securities transactions
	169	Tax expense
	(254)	Net of tax
Employee benefit plans:
Amortization of the following [2]
Net retirement plan actuarial loss	(376)	Other operating expense
Net retirement plan prior service cost	(3)	Other operating expense
	(379)	Total before tax
	150	Tax benefit
	(229)	Net of tax

Nine Months Ended September 30, 2017
Details about Accumulated other Comprehensive Income (Loss) Components (in thousands)	Amount Reclassified from Accumulated Other Comprehensive (Loss) Income[1]	Affected Line Item in the Statement Where Net Income is Presented
Available-for-sale securities:
Unrealized gains and losses on available-for-sale securities	$(423)	Net gain on securities transactions
	169	Tax expense
	(254)	Net of tax
Employee benefit plans:
Amortization of the following[2]
Net retirement plan actuarial loss	(1,130)	Other operating expense
Net retirement plan prior service cost	(11)	Other operating expense
	(1,141)	Total before tax
	455	Tax benefit
	(686)	Net of tax

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

Components of Net Periodic Benefit Cost

	Pension Benefits Three Months Ended		Life and Health Three Months Ended		SERP Benefits Three Months Ended
(in thousands)	9/30/2018	9/30/2017	9/30/2018	9/30/2017	9/30/2018	9/30/2017
Service cost	$0	$0	$53	$48	$40	$42
Interest cost	627	625	68	67	208	213
Expected return on plan assets	(1,412)	(1,293)	0	0	0	0
Amortization of net retirement plan actuarial loss	280	269	16	9	135	100
Amortization of net retirement plan prior service (credit) cost	(3)	(3)	(15)	(15)	22	22
Net periodic benefit (income) cost	$(508)	$(402)	$122	$109	$405	$377

Components of Net Periodic Benefit Cost

	Pension Benefits Nine Months Ended		Life and Health Nine Months Ended		SERP Benefits Nine Months Ended
(in thousands)	9/30/2018	9/30/2017	9/30/2018	9/30/2017	9/30/2018	9/30/2017
Service cost	$0	$0	$159	$144	$120	$125
Interest cost	1,881	1,875	203	201	625	639
Expected return on plan assets	(4,236)	(3,816)	0	0	0	0
Amortization of net retirement plan actuarial loss	839	806	47	26	404	299
Amortization of net retirement plan prior service cost (credit)	(8)	(8)	(47)	(47)	65	65
Net periodic benefit (income) cost	$(1,524)	$(1,143)	$362	$324	$1,214	$1,128

The service component of net periodic benefit cost for the Company's benefit plans is recorded as a part of salaries and wages in the consolidated statements of income. All other components are recorded as part of other operating expenses in the consolidated statements of income.

The Company realized approximately $982,000 and $686,000, net of tax, as amortization of amounts previously recognized in accumulated other comprehensive (loss) income, for the nine months ended September 30, 2018 and 2017, respectively.

The Company is not required to contribute to the pension plan in 2018, but it may make voluntary contributions. The Company did not contribute to the pension plan in the first nine months of 2018. The Company contributed $1.8 million to the pension plan in the first nine months of 2017.

10. Other Income and Operating Expense

Other income and operating expense totals are presented in the table below.  Components of these totals exceeding 1% of the aggregate of total noninterest income and total noninterest expenses for any of the years presented below are stated separately.

	Three Months Ended		Nine Months Ended
(in thousands)	9/30/2018	9/30/2017	9/30/2018	9/30/2017
Noninterest Income
Other service charges	$836	$742	$2,366	$2,289
Increase in cash surrender value of corporate owned life insurance	499	456	1,519	1,644
Net (loss) gain on sale of fixed assets	(11)	(2)	2,954	19
Other income	733	570	1,904	1,715
Total other income	$2,057	$1,766	$8,743	$5,667
Noninterest Expenses
Marketing expense	$1,246	$1,107	$3,801	$3,523
Professional fees	1,901	1,440	5,490	4,134
Legal fees	341	187	841	712
Software, license, and maintenance	1,911	1,775	6,219	4,856
Cardholder expense	909	735	2,351	2,777
Other expenses	5,473	4,614	16,123	13,736
Total other operating expense	$11,781	$9,858	$34,825	$29,738

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

The following presents noninterest income, segregated by revenue streams in-scope and out-of-scope of ASC 606, for the three and nine months ended September 30, 2018 and 2017.

	Three Months Ended
(dollars in thousands)	09/30/2018	09/30/2017
Noninterest Income
In-scope of Topic 606:
Commissions and Fees	$7,388	$7,085
Installment Billing	210	0
Refund of Commissions	(50)	0
Contract Liabilities/Deferred Revenue	(1)	(57)
Contingent commissions	356	654
Subtotal Insurance Revenues	7,903	7,682
Trust and Asset Management	2,744	2,441
Mutual Fund & Investment Income	1,353	1,421
Subtotal Investment Service Income	4,097	3,862
Service Charges on Deposit Accounts	2,088	2,125
Card Services Income	2,442	2,190
Other	289	279
Noninterest Income (in-scope of ASC 606)	16,819	16,138
Noninterest Income (out-of-scope of ASC 606)	1,784	1,064
Total Noninterest Income	$18,603	$17,202

	Nine Months Ended
(dollars in thousands)	09/30/2018	09/30/2017
Noninterest Income
In-scope of Topic 606:
Commissions and Fees	$21,128	$20,363
Installment Billing	99	0
Refund of Commissions	(67)	0
Contract Liabilities/Deferred Revenue	(175)	(434)
Contingent commissions	1,699	1,963
Subtotal Insurance Revenues	22,684	21,892
Trust and Asset Management	8,139	7,381
Mutual Fund & Investment Income	4,226	4,163
Subtotal Investment Service Income	12,365	11,544
Service Charges on Deposit Accounts	6,300	6,337
Card Services Income	7,209	6,875
Other	888	827
Noninterest Income (in-scope of ASC 606)	49,446	47,475
Noninterest Income (out-of-scope of ASC 606)[1]	8,145	4,417
Total Noninterest Income	$57,591	$51,892
1 The period ending September 30, 2018 includes approximately $2.9 million related to gain on sale of fixed assets.

Contract Balances

Receivables primarily consist of amounts due for insurance and wealth management services performed for which the Company's performance obligations have been fully satisfied. Receivables amounted to $3.8 million and $1.9 million, respectively, at September 30, 2018, compared to $4.0 million and $1.9 million, respectively, at December 31, 2017 and were included in other assets in the audited Consolidated Statements of Condition.

A contract asset balance occurs when an entity performs a service for a customer before the customer pays consideration (resulting in a contract receivable) or before payment is due (resulting in a contract asset). The Company’s noninterest revenue streams, excluding some insurance commissions and fees, are largely based on transactional activity, or standard month-end revenue accruals such as asset management fees based on month-end market values. Consideration is often received immediately or shortly after the Company satisfies its performance obligation and revenue is recognized. The Company does not typically enter into long-term revenue contracts with customers, and therefore, does not experience significant contract balances. As of September 30, 2018 and December 31, 2017, the Company did not have any significant contract balances.

A contract liability balance is an entity’s obligation to transfer a service to a customer for which the entity has already received payment (or payment is due) from the customer. The Company often receives cash payments from customers in advance of the Company’s performance resulting in contract liabilities. These contract liabilities are classified current or long-term in the Consolidated Condensed Balance Sheet based on the timing of when the Company expects to recognize revenue. As of September 30, 2018 and at the date of adoption of ASC 606, contract liabilities were $600,000 and $1.7 million, respectively, and are included within accrued expenses in the accompanying Consolidated Condensed Statements of Condition. The liabilities include premiums due to insurance carriers in addition to unearned commission revenue.

The decrease in the contract liability balance during the nine-month period ended September 30, 2018 is primarily as a result of billings and cash payments received in advance of satisfying performance obligations, offset by insurance premiums and revenue recognized during the period that was included in the contract liability balance at the date of adoption. The adoption of ASC 606 did not create a change in accounting for insurance commissions and fees as they relate to contract liabilities, however the company did eliminate the practice of deferring revenue on its larger accounts over the course of the policy period.

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

12. Financial Guarantees

The Company currently does not issue any guarantees that would require liability recognition or disclosure, other than standby letters of credit. The Company extends standby letters of credit to its customers in the normal course of business. The standby letters of credit are generally short-term. As of September 30, 2018, the Company’s maximum potential obligation under standby letters of credit was $26.2 million compared to $27.8 million at December 31, 2017. Management uses the same credit policies to extend standby letters of credit that it uses for on-balance sheet lending decisions and may require collateral to support standby letters of credit based upon its evaluation of the counterparty. Management does not anticipate any significant losses as a result of these transactions, and has determined that the fair value of standby letters of credit is not significant.

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

As of and for the three months ended September 30, 2018
(in thousands)	Banking	Insurance	Wealth Management	Intercompany	Consolidated
Interest income	$63,984	$1	$0	$(1)	$63,984
Interest expense	10,822	0	0	(1)	10,821
Net interest income	53,162	1	0	0	53,163
Provision for loan and lease losses	272	0	0	0	272
Noninterest income	6,777	7,998	4,345	(517)	18,603
Noninterest expense	36,077	6,397	3,176	(517)	45,133
Income before income tax expense	23,590	1,602	1,169	0	26,361
Income tax expense	4,737	422	268	0	5,427
Net Income attributable to noncontrolling interests and Tompkins Financial Corporation	18,853	1,180	901	0	20,934
Less: Net income attributable to noncontrolling interests	32	0	0	0	32
Net Income attributable to Tompkins Financial Corporation	$18,821	$1,180	$901	$0	$20,902

Depreciation and amortization	$2,252	$56	$11	$0	$2,319
Assets	6,697,701	41,910	19,703	(12,354)	6,746,960
Goodwill	64,370	19,702	8,211	0	92,283
Other intangibles, net	4,415	3,345	229	0	7,989
Net loans and leases	4,761,351	0	0	0	4,761,351
Deposits	5,036,934	0	0	(11,852)	5,025,082
Total Equity	548,330	33,248	17,566	0	599,144

As of and for the three months ended September 30, 2017
(in thousands)	Banking	Insurance	Wealth Management	Intercompany	Consolidated
Interest income	$57,772	$0	$0	$0	$57,772
Interest expense	6,772	0	0	0	6,772
Net interest income	51,000	0	0	0	51,000
Provision for loan and lease losses	402	0	0	0	402
Noninterest income	5,795	7,729	4,130	(452)	17,202
Noninterest expense	32,876	6,204	3,255	(452)	41,883
Income before income tax expense	23,517	1,525	875	0	25,917
Income tax expense	7,635	572	284	0	8,491
Net Income attributable to noncontrolling interests and Tompkins Financial Corporation	15,882	953	591	0	17,426
Less: Net income attributable to noncontrolling interests	32	0	0	0	32
Net Income attributable to Tompkins Financial Corporation	$15,850	$953	$591	$0	$17,394

Depreciation and amortization	$1,963	$64	$14	$0	$2,041
Assets	6,479,292	40,791	16,579	(12,602)	6,524,060
Goodwill	64,370	19,710	8,211	0	92,291
Other intangibles, net	5,474	3,979	297	0	9,750
Net loans and leases	4,452,475	0	0	0	4,452,475
Deposits	4,955,033	0	0	(11,089)	4,943,944
Total Equity	544,417	31,615	13,836	0	589,868

Nine months ended September 30, 2018
(in thousands)	Banking	Insurance	Wealth Management	Intercompany	Consolidated
Interest income	$186,267	$2	$0	$(2)	$186,267
	27,705	0	0	(2)	27,703
Net interest income	158,562	2	0	0	158,564
Provision for loan and lease losses	1,884	0	0	0	1,884
Noninterest income	23,131	22,974	12,960	(1,474)	57,591
Noninterest expense	107,120	18,918	9,275	(1,474)	133,839
Income before income tax expense	72,689	4,058	3,685	0	80,432
Income tax expense	15,040	1,046	853	0	16,939
Net Income attributable to noncontrolling interests and Tompkins Financial Corporation	57,649	3,012	2,832	0	63,493
Less: Net income attributable to noncontrolling interests	96	0	0	0	96
Net Income attributable to Tompkins Financial Corporation	$57,553	$3,012	$2,832	$0	$63,397

Depreciation and amortization	$6,727	$174	$36	$0	$6,937

Nine months ended September 30, 2017
(in thousands)	Banking	Insurance	Wealth Management	Intercompany	Consolidated
Interest income	$167,735	$1	$0	$(1)	$167,735
Interest expense	18,401	0	0	(1)	18,400
Net interest income	149,334	1	0	0	$149,335
Provision for loan and lease losses	2,147	0	0	0	2,147
Noninterest income	18,917	22,177	12,056	(1,258)	51,892
Noninterest expense	98,182	18,343	9,552	(1,258)	124,819
Income before income tax expense	67,922	3,835	2,504	0	$74,261
Income tax expense	21,816	1,475	836	0	24,127
Net Income attributable to noncontrolling interests and Tompkins Financial Corporation	46,106	2,360	1,668	0	$50,134
Less: Net income attributable to noncontrolling interests	97	0	0	0	97
Net Income attributable to Tompkins Financial Corporation	$46,009	$2,360	$1,668	$0	$50,037

Depreciation and amortization	$5,402	$221	$43	$0	$5,666

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

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of September 30, 2018 and December 31, 2017, segregated by the level of valuation inputs within the fair value hierarchy used to measure fair value.

Recurring Fair Value Measurements
September 30, 2018
(in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Available-for-sale securities
Obligations of U.S. Government sponsored entities	$485,733	$0	$485,733	$0
Obligations of U.S. states and political subdivisions	84,762	0	84,762	0
Mortgage-backed securities – residential, issued by:
U.S. Government agencies	109,156	0	109,156	0
U.S. Government sponsored entities	628,804	0	628,804	0
Non-U.S. Government agencies or sponsored entities	42	0	42	0
U.S. corporate debt securities	2,175	0	2,175	0
Total Available-for-sale securities	1,310,672	0	1,310,672	0

Equity securities, at fair value	880	0	0	880

Recurring Fair Value Measurements
December 31, 2017
(in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Available-for-sale securities
Obligations of U.S. Government sponsored entities	504,193	0	504,193	0
Obligations of U.S. states and political subdivisions	91,519	0	91,519	0
Mortgage-backed securities – residential, issued by:
U.S. Government agencies	137,735	0	137,735	0
U.S. Government sponsored entities	656,178	0	656,178	0
Non-U.S. Government agencies or sponsored entities	75	0	75	0
U.S. corporate debt securities	2,162	0	2,162	0
Equity securities	913	0	0	913
Total Available-for-sale securities	1,392,775	0	1,391,862	913

The change in the fair value of available-for-sale equity securities valued using significant unobservable inputs (level 3), between January 1, 2017 and December 31, 2017, was immaterial.

There were no transfers between Levels 1, 2 and 3 for the nine months ended September 30, 2018.

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

Certain assets are measured at fair value on a nonrecurring basis. For the Company, these include loans held for sale, collateral dependent impaired loans, and other real estate owned (“OREO”). During the third quarter and first nine months of 2018, certain collateral dependent impaired loans were remeasured and reported at fair value through a specific valuation allowance and/or partial charge-offs for loan and lease losses based upon the fair value of the underlying collateral. Collateral values are estimated using Level 2 inputs based upon observable market data. In addition to collateral dependent impaired loans, certain other real estate owned were remeasured and reported at fair value based upon the fair value of the underlying collateral. The fair values of other real estate owned are estimated using Level 2 inputs based on observable market data or Level 3 inputs based on customized discounting criteria. In general, the fair values of other real estate owned are based upon appraisals, with discounts made to reflect estimated costs to sell the real estate. Upon initial recognition, fair value write-downs on other real estate owned are taken through a charge-off to the allowance for loan and lease losses. Subsequent fair value write-downs on other real estate owned are reported in other noninterest expense.

Three months ended September 30, 2018
		Fair value measurements at reporting date using:			Gain (losses) from fair value changes
Assets:	As of 09/30/2018	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Three months ended September 30, 2018
Impaired loans	$1,085	$0	$1,085	$0	$0
Other real estate owned	333	0	333	0	6

Three months ended September 30, 2017
		Fair value measurements at reporting date using:			Gain (losses) from fair value changes
Assets:	As of 09/30/2017	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Three months ended September 30, 2017
Impaired loans	$1,603	$0	$1,603	$0	$0
Other real estate owned	1,520	0	1,520	0	(100)

Nine months ended September 30, 2018		Fair value measurements at reporting date using:			Gain (losses) from fair value changes
Assets:	As of 09/30/2018	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Nine months ended September 30, 2018
Impaired loans	$3,783	$0	$3,783	$0	$(111)
Other real estate owned	1,870	0	1,870	0	(15)

Nine months ended September 30, 2017		Fair value measurements at reporting date using:			Gain (losses) from fair value changes
Assets:	As of 09/30/2017	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Nine months ended September 30, 2017
Impaired loans	$3,982	$0	$3,982	$0	$(332)
Other real estate owned	2,030	0	2,030	0	(282)

The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments at September 30, 2018 and December 31, 2017. The carrying amounts shown in the table are included in the Consolidated Statements of Condition under the indicated captions.

The fair value estimates, methods and assumptions set forth below for the Company's financial instruments, including those financial instruments carried at cost, are made solely to comply with disclosures required by generally accepted accounting principles in the United States and should be read in conjunction with the financial statements and notes included in this Report.

Estimated Fair Value of Financial Instruments
September 30, 2018
(in thousands)	Carrying Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets:
Cash and cash equivalents	$113,162	$113,162	$113,162	$0	$0
Securities - held to maturity	141,236	138,232	0	138,232	0
FHLB and other stock	48,456	48,456	0	48,456	0
Accrued interest receivable	23,110	23,110	0	23,110	0
Loans/leases, net[1]	4,761,351	4,622,948	0	3,783	4,619,165

Financial Liabilities:

Time deposits	$640,102	$633,148	$0	$633,148	$0
Other deposits	4,384,980	4,384,980	0	4,384,980	0
Fed funds purchased and securities sold
under agreements to repurchase	52,875	52,875	0	52,875	0
Other borrowings	988,515	1,005,170	0	1,005,170	0
Trust preferred debentures	16,820	21,697	0	21,697	0
Accrued interest payable	2,165	2,165	0	2,165	0

Estimated Fair Value of Financial Instruments
December 31, 2017
(in thousands)	Carrying Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets:
Cash and cash equivalents	$84,303	$84,303	$84,303	$0	$0
Securities - held to maturity	139,216	140,315	0	140,315	0
FHLB and other stock	50,498	50,498	0	50,498	0
Accrued interest receivable	20,122	20,122	0	20,122	0
Loans/leases, net[1]	4,632,288	4,555,720	0	4,617	4,551,103

Financial Liabilities:

Time deposits	$748,250	$744,310	$0	$744,310	$0
Other deposits	4,089,557	4,089,557	0	4,089,557	0
Fed funds purchased and securities
sold under agreements to repurchase	75,177	75,177	0	75,177	0
Other borrowings	1,071,742	1,069,609	0	1,069,609	0
Trust preferred debentures	16,691	22,012	0	22,012	0
Accrued interest payable	2,054	2,054	0	2,054	0
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

Loans and Leases: Fair value for loans as of September 30, 2018, are calculated using an exit price notion. The Company's valuation methodology takes into account factors such as estimated cash flows, including contractual cash flow and assumptions for prepayments; liquidity risk; and credit risk. For prior periods, fair values were calculated using an entry price notion. The fair values of residential loans were estimated using discounted cash flow analyses, based upon available market benchmarks for rates and prepayment assumptions. The fair values of commercial and consumer loans were estimated using discounted cash flow analyses, based upon interest rates currently offered for loans and leases with similar terms and credit quality. The fair values of loans held for sale were determined based upon contractual prices for loans with similar characteristics.

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

BUSINESS

Corporate Overview and Strategic Initiatives
Tompkins Financial Corporation (“Tompkins” or the “Company”) is headquartered in Ithaca, New York and is registered as a Financial Holding Company with the Federal Reserve Board under the Bank Holding Company Act of 1956, as amended. The Company is a locally oriented, community-based financial services organization that offers a full array of products and services, including commercial and consumer banking, leasing, trust and investment management, financial planning and wealth management, and insurance services. At September 30, 2018, the Company’s subsidiaries included: four wholly-owned banking subsidiaries, Tompkins Trust Company (the “Trust Company”), The Bank of Castile (DBA Tompkins Bank of Castile), Mahopac Bank (formerly known as Mahopac National Bank, DBA Tompkins Mahopac Bank), VIST Bank (DBA Tompkins VIST Bank); and a wholly-owned insurance agency subsidiary, Tompkins Insurance Agencies, Inc. (“Tompkins Insurance”). The trust division of the Trust Company provides a full array of investment services, including investment management, trust and estate, financial and tax planning as well as life, disability and long-term care insurance services. The Company’s principal offices are located at 118 E. Seneca Street, Ithaca, New York, 14851, and its telephone number is (888) 503-5753. The Company’s common stock is traded on the NYSE American under the Symbol “TMP.”

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

OTHER IMPORTANT INFORMATION

The following discussion is intended to provide an understanding of the consolidated financial condition and results of operations of the Company for the three and nine months ended September 30, 2018. It should be read in conjunction with the Company’s Audited Consolidated Financial Statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, and the Unaudited Consolidated Financial Statements and notes thereto included in Part I of this Quarterly Report on Form 10-Q.

In this Report, there are comparisons of the Company’s performance to that of a peer group, which is comprised of the group of 148 domestic bank holding companies with $3 billion to $10 billion in total assets as defined in the Federal Reserve’s “Bank Holding Company Performance Report” for June 30, 2018 (the most recent report available). Although the peer group data is presented based upon financial information that is one fiscal quarter behind the financial information included in this report, the Company believes that it is relevant to include certain peer group information for comparison to current quarter numbers.

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

RESULTS OF OPERATION

Performance Summary
Net income for the third quarter of 2018 was $20.9 million or $1.36 diluted earnings per share, compared to $17.4 million or $1.14 diluted earnings per share for the same period in 2017. Net income for the first nine months of 2018 was $63.4 million or $4.12 diluted earnings per share compared to $50.0 million or $3.27 diluted earnings per share for the first nine months of 2017.

Return on average assets (“ROA”) for the quarter ended September 30, 2018 was 1.23%, compared to 1.07% for the quarter ended September 30, 2017. Return on average shareholders’ equity (“ROE”) for the third quarter of 2018 was 13.89%, compared to 11.77%, for the same period in 2017. For the year-to-date period ended September 30, 2018, ROA and ROE totaled 1.27% and 14.47%, respectively, compared to 1.06% and 11.70% for the same period in 2017. Tompkins’ year-to-date ROA and ROE compare to the most recent peer average ratios of 1.20% and 10.88%, respectively, ranking Tompkins’ ROA in the 60th percentile and ROE in the 83rd percentile of the peer group.

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

Banking Segment
The banking segment reported net income of $18.8 million for the third quarter of 2018, up $3.0 million or 18.7% from net income of $15.9 million for the same period in 2017. For the nine months ended September 30, 2018, the banking segment reported net income of $57.6 million, up $11.5 million or 25.0% over the same period in 2017.

Net interest income of $53.2 million for the third quarter of 2018 was up $2.2 million or 4.2% over the same period in 2017. For the nine months ended September 30, 2018, net interest income of $158.6 million was up $9.2 million or 6.2% compared to the first nine months of the prior year. The Company’s mix of growth in average earning assets and yield increases offset rising funding costs and contributed to favorable year-over-year comparisons in net interest income.

The provision for loan and lease losses was $272,000 for the three months ended September 30, 2018, which was down $130,000 or 32.3% compared to the same period in 2017. Provision expense was down 12.2% for the nine months ended September 30, 2018 to $1.9 million from $2.1 million in the first nine months of 2017. Loan growth for the three and nine months ended September 2018 is down from the same periods of 2017, which contributed to the lower provision expense.

Noninterest income of $6.8 million for the three months ended September 30, 2018 was up $1.0 million or 16.9% compared to the same period in 2017 and for the nine months ended September 30, 2018 was up $4.2 million or 22.3% compared to the nine months ended September 30, 2017. The increase in the three and nine month results includes: gain on the sale of two properties related to the completion and move to the Company's new headquarters building (up $0 and $2.9 million, respectively), gains on securities transactions (up $439,000 and $713,000, respectively) gains on sales of residential mortgage loans (up $191,000 and $256,000, respectively) and card services income (up $252,000 and $334,000, respectively).

Noninterest expense of $36.1 million for the third quarter of 2018 and $107.1 million for nine months ended September 30, 2018 was up $3.2 million or 9.7% and up $8.9 million or 9.1%, respectively, from the same periods in 2017. The increase was mainly attributed to increases in salary and wages and employee benefits reflecting normal annual merit and incentive adjustments over the comparable periods in the prior year. In addition, the third quarter and first nine months of 2018 included $500,000 and $2.5 million, respectively, of write-downs related to two leases on space recently vacated as well as increases in professional fees and technology related expenses.

Insurance Segment
The insurance segment reported net income of $1.2 million for the three months ended September 30, 2018, which was up $227,000 or 23.8% compared to the third quarter of 2017. For the nine months ended September 30, 2018, net income was up $652,000 or 27.6% compared to the same period prior year. Noninterest income was up $269,000 or 3.5% in the third quarter of 2018, compared to the same period in 2017. For the nine months ended September 30, 2018, noninterest income was up $797,000 or 3.6% compared to the same period in 2017. The increase in noninterest income reflects growth in all insurance lines over prior year. Noninterest expenses were up $193,000 or 3.1% and up $575,000 or 3.1% compared to the three and nine months ended September 30, 2018, respectively. The increase in noninterest expense for the third quarter and the nine months ended September 30, 2018 is mainly the result of an increase in salaries and wages.

Wealth Management Segment
The wealth management segment reported net income of $0.9 million for the three months ended September 30, 2018, which was up $310,000 or 52.5% compared to the third quarter of 2017. For the nine months ended September 30, 2018, net income of $2.8 million was up $1.2 million or 69.8% compared to prior year. The improvement in net income for both the three and nine month periods ended September 30, 2018, was attributable to an increase in fee income and a decline in overall operating expenses. The favorable variance in noninterest expense for 2018 compared to 2017 was mainly in salary and wages and largely due to fewer employees in 2018 compared to 2017.

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

Operating Net Income/Adjusted Diluted Earnings Per Share (Non-GAAP) to Net Operating Income
	Nine Months Ended September 30,
(in thousands, except per share data)	2018	2017
Net income attributable to Tompkins Financial Corporation	$63,397	$50,037
Less: dividends and undistributed earnings allocated to unvested stock awards	(1,024)	(792)
Net income available to common shareholders (GAAP)	62,373	49,245
Diluted earnings per share (GAAP)	4.12	3.27

Adjustments for non-operating income and expense:
Gain on sale of real estate, net of tax	(2,227)	0
Write-down of impaired leases, net of tax	1,915	0
Total adjustments, net of tax	(312)	0

Net operating income available to common shareholders (Non-GAAP)	62,061	49,245
Adjusted diluted earnings per share (Non-GAAP)	4.10	3.27

Operating Return on Average Tangible Common Equity (Non-GAAP)
	Nine Months Ended September 30,
(in thousands, except per share data)	2018	2017
Net operating income available to common shareholders (Non-GAAP)	62,061	49,245
Amortization of intangibles, net of tax	1,007	875
Adjusted net operating income available to common shareholders (Non-GAAP)	63,068	50,120

Average Tompkins Financial Corporation shareholders’ common equity	584,331	570,403
Average goodwill and intangibles 1	92,846	93,084
Average Tompkins financial Corporation shareholders’ tangible common equity (Non-GAAP)	491,485	477,319

Adjusted operating return on average shareholders’ tangible common equity (Non-GAAP)	17.16%	14.04%
1 Average goodwill and intangibles excludes mortgage servicing rights.

Reconciliation of Tangible Common Equity Per Share (Non-GAAP) to Shareholders' Common Equity
	Nine Months Ended September 30,
(in thousands, except per share data)	2018	2017
Tompkins Financial Corporations Shareholders' common equity	597,636	588,349
Goodwill and intangibles 1	99,543	101,360
Tangible common equity (Non-GAAP)	498,093	486,989

Common equity per share	39.12	38.70
Tangible common equity per share (Non-GAAP)	32.60	32.03
1 Goodwill and intangibles excludes mortgage servicing rights.

Net Interest Income
The following tables show average interest-earning assets and interest-bearing liabilities, and the corresponding yield or cost associated with each for the three and nine month periods ended September 30, 2018 and 2017.

Average Consolidated Statements of Condition and Net Interest Analysis (Unaudited)
	Quarter Ended			Quarter Ended
	September 30, 2018			September 30, 2017
	Average			Average
	Balance			Balance		Average
(Dollar amounts in thousands)	(QTD)	Interest		(QTD)	Interest	Yield/Rate
ASSETS
Interest-earning assets
Interest-bearing balances due from banks	$2,513	$8	1.26%	$3,498	$9	1.02%
Securities (1)
U.S. Government securities	1,418,742	7,766	2.17%	1,474,389	7,730	2.08%
State and municipal (2)	95,758	627	2.60%	100,060	851	3.37%
Other securities (2)	3,435	39	4.50%	3,592	33	3.64%
Total securities	1,517,935	8,432	2.20%	1,578,041	8,614	2.17%
FHLBNY and FRB stock	54,871	899	6.50%	45,994	534	4.61%
Total loans and leases, net of unearned income (2)(3)	4,781,462	55,095	4.57%	4,444,736	49,725	4.44%
Total interest-earning assets	6,356,781	64,434	4.02%	6,072,269	58,882	3.85%

Other assets	359,671			358,228
Total assets	6,716,452			6,430,497
LIABILITIES & EQUITY
Deposits
Interest-bearing deposits
Interest bearing checking, savings, & money market	2,789,432	2,532	0.36%	2,632,467	1,355	0.20%
Time deposits	637,426	1,861	1.16%	800,769	1,781	0.88%
Total interest-bearing deposits	3,426,858	4,393	0.51%	3,433,236	3,136	0.36%
Federal funds purchased & securities sold under agreements to repurchase	59,626	35	0.23%	58,397	44	0.30%
Other borrowings	1,141,257	6,075	2.11%	955,353	3,327	1.38%
Trust preferred debentures	16,792	318	7.51%	16,620	265	6.33%
Total interest-bearing liabilities	4,644,533	10,821	0.92%	4,463,606	6,772	0.60%
Noninterest bearing deposits	1,409,401			1,313,773
Accrued expenses and other liabilities	65,307			66,447
Total liabilities	6,119,241			5,843,826
Tompkins Financial Corporation Shareholders’ equity	595,721			585,171
Noncontrolling interest	1,490			1,500
Total equity	597,211			586,671

Total liabilities and equity	$6,716,452			$6,430,497
Interest rate spread			3.10%			3.25%
Net interest income/margin on earning assets		53,613	3.35%		52,110	3.40%

Tax Equivalent Adjustment		(450)			(1,110)

Net interest income per consolidated financial statements		$53,163			$51,000

Average Consolidated Statements of Condition and Net Interest Analysis (Unaudited)
	Year to Date Period Ended			Year to Date Period Ended
	September 30, 2018			September 30, 2017
	Average			Average
	Balance			Balance		Average
(Dollar amounts in thousands)	(YTD)	Interest		(YTD)	Interest	Yield/Rate
ASSETS
Interest-earning assets
Interest-bearing balances due from banks	$2,121	$22	1.39%	$3,547	$15	0.57%
Securities (1)
U.S. Government securities	1,438,322	23,763	2.21%	1,476,459	23,352	2.11%
State and municipal (2)	97,556	1,898.168	2.60%	101,080	2,552	3.38%
Other securities (2)	3,516	113	4.30%	3,602	96	3.56%
Total securities	1,539,394	25,774	2.24%	1,581,141	26,000	2.20%
FHLBNY and FRB stock	52,802	2,433	6.16%	41,639	1,466	4.71%
Total loans and leases, net of unearned income (2)(3)	4,740,257	159,398	4.50%	4,352,292	143,497	4.41%
Total interest-earning assets	6,334,574	187,627	3.96%	5,978,619	170,978	3.82%

Other assets	351,949			355,983
Total assets	6,686,523			6,334,602
LIABILITIES & EQUITY
Deposits
Interest-bearing deposits
Interest bearing checking, savings, & money market	2,806,119	6,118	0.29%	2,664,405	3,620	0.18%
Time deposits	671,888	4,669	0.93%	845,058	5,252	0.83%
Total interest-bearing deposits	3,478,007	10,787	0.41%	3,509,463	8,872	0.34%
Federal funds purchased & securities sold under agreements to repurchase	62,956	115	0.24%	65,798	195	0.40%
Other borrowings	1,113,120	15,897	1.91%	861,289	8,445	1.31%
Trust preferred debentures	16,749	904	7.22%	18,903	888	6.28%
Total interest-bearing liabilities	4,670,832	27,703	0.79%	4,455,453	18,400	0.55%
Noninterest bearing deposits	1,366,219			1,241,173
Accrued expenses and other liabilities	63,682			66,094
Total liabilities	6,100,733			5,762,720
Tompkins Financial Corporation Shareholders’ equity	584,331			570,403
Noncontrolling interest	1,459			1,479
Total equity	585,790			571,882

Total liabilities and equity	$6,686,523			$6,334,602
Interest rate spread			3.17%			3.27%
Net interest income/margin on earning assets		159,924	3.38%		152,578	3.41%

Tax Equivalent Adjustment		(1,360)			(3,243)

Net interest income per consolidated financial statements		$158,564			$149,335

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

Net Interest Income
Net interest income is the Company’s largest source of revenue, representing 74.1% and 73.4%, respectively, of total revenues for the three and nine months ended September 30, 2018, compared to 74.8% and 74.2% for the same periods in 2017. Net interest income is dependent on the volume and composition of interest earning assets and interest-bearing liabilities and the level of market interest rates. The above table shows average interest-earning assets and interest-bearing liabilities, and the corresponding yield or cost associated with each.

Taxable-equivalent net interest income for the three and nine months ended September 30, 2018, was up 4.2% and 6.2%, respectively, over the same periods in 2017, benefiting from growth in average earning assets and noninterest bearing deposits. Net interest income benefited from a slight shift in the composition of average earning assets, with loans, which carry higher average yields than securities, comprising an increased percentage of average earning assets. For the three and nine months ended September 30, 2018, average loans represented 75.2% and 74.8% of average earning assets compared to 73.2% and 72.8% for the same periods in 2017. The growth in loans outpaced deposit growth resulting in a higher volume of borrowings. With the recent increases in market interest rates, funding costs have been rising at a faster pace than asset yields, resulting in a decline in net interest margin. Net interest margin for the three and nine months ended September 30, 2018 was 3.35% and 3.38%, respectively, compared to 3.40% and 3.41% for the same periods in 2017.

Taxable-equivalent interest income for the three and nine months ended September 30, 2018, was $64.4 million and $187.6 million, respectively, up 9.4% and 9.7% compared to the same periods in 2017. The increase in taxable-equivalent interest income was mainly the result of an increase in average loans, as well as higher yields on average loans. Average loan balances for the three and nine months ended September 30, 2018, were up $336.7 million or 7.6% and $388.0 million or 8.9%, respectively, while the average yield on loans increased 13 basis points in the third quarter of 2018 compared to the third quarter of 2017, and was up 9 basis points for the first nine months of 2018 compared to the first nine months of 2017. Average securities balances for the three and nine months ended September 30, 2018, were down $60.1 million or 3.8% and $41.7 million or 2.6%, respectively, and the average yield on securities was up 3 basis point and up 4 basis point compared to the same periods in 2017.

Interest expense for the three and nine months ended September 30, 2018, increased by $4.0 million or 59.8% and $9.3 million or 50.6%, respectively, compared to the same periods in 2017, driven mainly by an increase in the average volume of borrowings which supported the growth in average loans, as well as recent increases in market rates that resulted in higher average rates paid on interest bearing deposits and borrowings. Average interest bearing deposits for the third quarter of 2018 were in line with the same period in 2017, while year-to-date average interest bearing deposits were down $31.5 million or 1.0% compared to the same period in 2017. Average noninterest bearing deposits for the three and nine months ended September 30, 2018 were up $95.6 million or 7.3% and $125.0 million or 10.1%, respectively, compared to the same periods in 2017. Average other borrowings for the three and nine months ended September 30, 2018 were up $185.9 million or 19.5% and $251.8 million or 29.2% compared to the same periods in 2017; these increases were mainly in overnight borrowings with the FHLB. The average rate paid on interest bearing deposits during the three and nine months ended September 30, 2018, was 0.51% and 0.41%, respectively, compared to 0.36% and 0.34% for the same periods in 2017. Interest expense for the first nine months of 2018 was positively impacted by lower interest expense on time deposits, which benefited from $502,000 of accelerated accretion of purchase accounting deposit discounts from certain deposits acquired in the Company's acquisition of VIST Financial Corp in 2012.

Provision for Loan and Lease Losses
The provision for loan and lease losses represents management’s estimate of the amount necessary to maintain the allowance for loan and lease losses at an adequate level. The provision for loan and lease losses for the three and nine months ended September 30, 2018 was $272,000 and $1.9 million, respectively, which was down compared to the same periods in 2017. The section captioned “Financial Condition – Allowance for Loan and Lease Losses and Nonperforming Assets” below has further details on the allowance for loan and lease losses and asset quality metrics.

Noninterest Income
Noninterest income was $18.6 million for the third quarter of 2018, which was up 8.1% over the third quarter of 2017, and $57.6 million for the first nine months of 2018, which was up 11.0% compared to the same period prior year. Noninterest income represented 25.9% of total revenue for the third quarter of 2018 and 26.6% for the nine months ended September 30, 2018, compared to 25.2% and 25.8% for the same periods in 2017.

Insurance commissions and fees, the largest component of noninterest income, were $7.9 million for the third quarter of 2018, an increase of 2.9% from the same period prior year. For the first nine months of 2018, insurance commissions and fees were up$792,000 or 3.6% compared to the same period in 2017. The increase in insurance revenues in the third quarter and first nine months of 2018 compared to the same periods in 2017 reflects growth in all business lines over prior year.

Investment services income of $4.1 million in the third quarter of 2018 was up $235,000 or 6.1% compared to the third quarter of 2017. For the first nine months of 2018, investment services income was up $821,000 or 7.1% compared to the same period in 2017. The increase in income over prior year reflects growth in higher fee accounts such as asset management accounts as well as in increase in fees on certain products. Investment services income includes trust services, financial planning, wealth management services, and brokerage related services. With fees largely based on the market value and the mix of assets managed, the general direction of the stock market can have a considerable impact on fee income. The fair value of assets managed by, or in custody of, Tompkins was $4.0 billion at September 30, 2018, which is in line with September 30, 2017. The fair value at September 30, 2018 includes $1.1 billion of Company-owned securities where Tompkins Trust Company is custodian.

Service charges on deposit accounts for the three and nine months ended September 30, 2018, were relatively flat compared to the same periods in 2017. Net overdraft fees, the largest component of service charges on deposit accounts, for both the third quarter and first nine months of 2018 were in line with the same periods prior year.

The Company recognized net gains on securities transactions of $16,000 and $290,000 for the three and nine months ended September 30, 2018 compared to net losses of $423,000 for the same periods in 2017. The gains are primarily related to the sales of available-for-sale securities which are generally the result of general portfolio maintenance and interest rate risk management. The gains on sales of available-for-sale securities in 2018 were partially offset by unrealized losses recognized on investments in equity securities in the consolidated statement of income as a result of the adoption of ASU 2016-01 in the first quarter of 2018.

Other income of $2.1 million in the third quarter of 2018 was up 16.5% compared to the same period in 2017. For the first nine months of 2018, other income of $8.7 million was up 54.3% compared to the same period in 2017. The increase in the third quarter of 2018 compared to the third quarter of 2017 was mainly a result of an increase in gains on sales of residential loans, where were up $191,000, and increases in earnings related to corporate owned life insurance, which were up $43,000. The primary contributor for the year to date increase was approximately $2.9 million of gains on the sale of two properties related to the completion of the Company's new headquarters building.

Noninterest Expense
Noninterest expense was $45.1 million for the third quarter of 2018 and $133.8 million for the first nine months of 2018, up 7.8% and 7.2%, respectively, compared to the same periods in 2017.

Expenses associated with compensation and benefits are the largest component of noninterest expense, representing 60.6% and 60.0% of total noninterest expense for the three and nine months ended September 30, 2018. Salaries and wages expense for the three and nine months ended September 30, 2018 increased by $1.1 million or 4.0% and $3.2 million or 4.2%, respectively, compared to the same periods in 2017. The increase is mainly due to normal merit and incentive adjustments.

Other expense categories, not related to compensation and benefits, for the three and nine months ended September 30, 2018, were up approximately $2.2 million or 14.1% and $5.8 million or 12.2% over the same periods in 2017. Expenses for the third quarter and year to date period ended September 30, 2018, included approximately $0.5 million and $2.5 million, respectively, of write-downs related to two leases on recently vacated space. Professional fees and technology related expenses were also up for the quarter and year-to-date 2018 compared to same periods prior year.

Income Tax Expense
The provision for income taxes was $5.4 million for an effective rate of 20.6% for the third quarter of 2018, compared to tax expense of $8.5 million and an effective rate of 32.8% for the same quarter in 2017. For the first nine months of 2018, the provision for income taxes was $16.9 million for an effective rate of 21.1% compared to an effective rate of 32.5% for the same period in 2017. The decrease in the effective rate in 2018 from 2017 is a direct result of The Tax Cuts and Jobs Act of 2017 (the "Tax Act"), which reduced the Federal statutory tax rate from 35% in 2017, to 21% in 2018. The effective rates differ from the U.S. statutory rate primarily due to the effect of tax-exempt income from loans, securities and life insurance assets, and the income tax effects associated with stock based compensation.

FINANCIAL CONDITION

Total assets were $6.7 billion at September 30, 2018, up $98.7 million or 1.5% over December 31, 2017. The growth over year-end was primarily attributable to growth in originated loans, which were up $172.7 million or 4.0%. This growth was partially offset by expected run-off in acquired loans, which were down $39.1 million or 12.6%. Total deposits were up $187.3 million or 3.9% from December 31, 2017. Other borrowings decreased $83.2 million or 7.8% from December 31, 2017, as a result of deposit growth outpacing loan growth in the period.

Securities
As of September 30, 2018, the Company’s securities portfolio was $1.5 billion or 22.3% of total assets, compared to $1.5 billion or 23.0% of total assets at year-end 2017. The following table details the composition of available-for-sale and held-to-maturity securities.

Available-for-Sale Securities
	September 30, 2018		December 31, 2017
(in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Obligations of U.S. Government sponsored entities	$498,837	$485,733	$507,248	$504,193
Obligations of U.S. states and political subdivisions	86,517	84,762	91,659	91,519
Mortgage-backed securities - residential, issued by
U.S. Government agencies	114,417	109,156	139,747	137,735
U.S. Government sponsored entities	658,195	628,804	667,767	656,178
Non-U.S. Government agencies or sponsored entities	42	42	75	75
U.S. corporate debt securities	2,500	2,175	2,500	2,162
Total available-for-sale securities	1,360,508	1,310,672	1,408,996	1,391,862

Held-to-Maturity Securities
	September 30, 2018		December 31, 2017
(in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Obligations of U.S. Government sponsored entities	$131,407	$128,367	$131,707	$132,720
Obligations of U.S. states and political subdivisions	$9,829	$9,865	$7,509	$7,595
Total held-to-maturity debt securities	$141,236	$138,232	$139,216	$140,315

The increase in unrealized losses, which reflects the amount that amortized cost exceeds fair value, related to the available-for-sale portfolio was due primarily to changes in market interest rates during the first nine months of 2018. Management’s policy is to purchase investment grade securities that on average have relatively short duration, which helps mitigate interest rate risk and provides sources of liquidity without significant risk to capital.

Quarterly, the Company evaluates all investment securities with a fair value less than amortized cost to identify any other-than-temporary impairment as defined under generally accepted accounting principles. As a result of the other-than-temporary impairment review process, the Company does not consider any investment security held at September 30, 2018 to be other-than-temporarily impaired. Future changes in interest rates or the credit quality and credit support of the underlying issuers may reduce the market value of these and other securities. If such decline is determined to be other than temporary, the Company will record the necessary charge to earnings and/or accumulated other comprehensive income to reduce the securities to their then current fair value.

Loans and Leases
Loans and leases for the current and prior year-end periods were as follows:
	September 30, 2018			December 31, 2017
(in thousands)	Originated	Acquired	Total Loans and Leases	Originated	Acquired	Total Loans and Leases
Commercial and industrial
Agriculture	$93,228	$0	$93,228	$108,608	$0	$108,608
Commercial and industrial other	927,866	44,291	972,157	932,067	50,976	983,043
Subtotal commercial and industrial	1,021,094	44,291	1,065,385	1,040,675	50,976	1,091,651
Commercial real estate
Construction	179,083	1,410	180,493	202,486	1,480	203,966
Agriculture	147,582	231	147,813	129,712	247	129,959
Commercial real estate other	1,811,348	181,504	1,992,852	1,660,782	206,020	1,866,802
Subtotal commercial real estate	2,138,013	183,145	2,321,158	1,992,980	207,747	2,200,727
Residential real estate
Home equity	209,168	22,433	231,601	212,812	28,444	241,256
Mortgages	1,086,065	20,740	1,106,805	1,039,040	22,645	1,061,685
Subtotal residential real estate	1,295,233	43,173	1,338,406	1,251,852	51,089	1,302,941
Consumer and other
Indirect	11,963	0	11,963	12,144	0	12,144
Consumer and other	54,480	859	55,339	50,214	765	50,979
Subtotal consumer and other	66,443	859	67,302	62,358	765	63,123
Leases	14,055	0	14,055	14,467	0	14,467
Total loans and leases	4,534,838	271,468	4,806,306	4,362,332	310,577	4,672,909
Less: unearned income and deferred costs and fees	(3,597)	0	(3,597)	(3,789)	0	(3,789)
Total loans and leases, net of unearned income and deferred costs and fees	$4,531,241	$271,468	$4,802,709	$4,358,543	$310,577	$4,669,120

Residential real estate loans, including home equity loans were $1.3 billion at September 30, 2018, up $35.5 million or 2.7% compared to December 31, 2017, and comprised 27.9% of total loans and leases at September 30, 2018. Growth in residential loan balances is impacted by the Company’s decision to retain these loans or sell them in the secondary market due to interest rate considerations. The Company’s Asset/Liability Committee meets regularly and establishes standards for selling and retaining residential real estate mortgage originations.

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

During the first nine months of 2018 and 2017, the Company retained the vast majority of residential mortgage loans originated, selling only $15.3 million and $2.2 million, respectively, recognizing gains on these sales of $295,000 and $39,000, respectively. These residential real estate loans were sold without recourse in accordance with standard secondary market loan sale agreements. When residential mortgage loans are sold, the Company typically retains all servicing rights, which provides the Company with a source of fee income. Mortgage servicing rights totaled $0.7 million at September 30, 2018 and $0.7 million at December 31, 2017.

Commercial real estate loans and commercial and industrial loans totaled $2.3 billion and $1.1 billion, respectively, and represented 48.3% and 22.2%, respectively of total loans as of September 30, 2018. The commercial real estate portfolio was up 5.5% over year-end 2017, while commercial and industrial loans were down 2.4%. As of September 30, 2018, agriculturally-related loans totaled $241.0 million or 5.0% of total loans and leases, compared to $238.6 million or 5.1% of total loans and leases at December 31, 2017. Agriculturally-related loans include loans to dairy farms and cash and vegetable crop farms. Agriculturally-related loans are primarily made based on identified cash flows of the borrower with consideration given to underlying collateral, personal guarantees, and government related guarantees. Agriculturally-related loans are generally secured by the assets or property being financed or other business assets such as accounts receivable, livestock, equipment or commodities/crops.

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

The carrying value of acquired loans accounted for in accordance with this guidance was $11.3 million at September 30, 2018 as compared to $12.0 million at December 31, 2017. The carrying value of loans not exhibiting evidence of credit impairment at the time of the acquisition (i.e. loans outside of the scope of ASC 310-30) was $260.2 million at September 30, 2018, compared to $298.6 million at December 31, 2017.

The Company has adopted comprehensive lending policies, underwriting standards and loan review procedures. Management reviews these policies and procedures on a regular basis. The Company discussed its lending policies and underwriting guidelines for its various lending portfolios in Note 3 – “Loans and Leases” in the Notes to Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. There have been no significant changes in these policies and guidelines since the date of that report. Therefore, both new originations as well as those balances held at September 30, 2018, reflect these policies and guidelines. The Company’s Board of Directors approves the lending policies at least annually. The Company recognizes that exceptions to policy guidelines may occasionally occur and has established procedures for approving exceptions to these policy guidelines. Management has also implemented reporting systems to monitor loan originations, loan quality, concentrations of credit, loan delinquencies and nonperforming loans and potential problem loans.

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

(in thousands)	9/30/2018	12/31/2017	9/30/2017
Allowance for originated loans and leases
Commercial and industrial	$12,421	$11,812	$11,690
Commercial real estate	21,172	20,412	19,455
Residential real estate	6,445	6,161	5,491
Consumer and other	1,251	1,301	1,267
Total	$41,289	$39,686	$37,903

(in thousands)	9/30/2018	12/31/2017	9/30/2017
Allowance for acquired loans
Commercial and industrial	0	25	0
Commercial real estate	0	0	75
Residential real estate	64	54	54
Consumer and other	5	6	6
Total	69	85	135

As of September 30, 2018, the total allowance for loan and lease losses was $41.4 million, which increased by $1.6 million or 4.0% over year-end 2017. The increase in the allowance compared to year-end 2017 was mainly due to growth in the originated loan portfolio, which was up $172.7 million or 4.0% over year-end 2017. Loans internally-classified Special Mention or Substandard were up from year end 2017 by $14.8 million or 20.4%. The increase was mainly a result of two large credits that were downgraded in the second quarter of 2018 totaling $16.7 million, one in the agricultural portfolio and one in the commercial and industrial loan portfolio. Over the past two years, the Company has seen some downgrades in its agricultural portfolio reflecting the unfavorable impact of depressed milk prices. Of the $83.8 million in loans classified as Special Mention and Substandard, approximately 92.5% are current or less than 30 days past due on payments. Nonperforming loans and leases were up $1.5 million or 6.4% from year end 2017 and represent 0.51% of total loans at September 30, 2018 compared to 0.49% at December 31, 2017. The allowance for loan and lease losses covered 169.00% of nonperforming loans and leases as of September 30, 2018, compared to 172.84% at December 31, 2017.

The Company’s allowance for originated loan and lease losses totaled $41.3 million at September 30, 2018, which represented 0.91% of total originated loans, unchanged from December 31, 2017, and September 30, 2017. The increase in the balance of the originated allowance at September 30, 2018, compared to year end 2017 was mainly due to growth in the originated loan portfolio. Nonaccrual originated loans were $17.5 million as of September 30, 2018 compared to $16.3 million at year end 2017, and $15.7 million at September 30, 2017.

The allowance for acquired loans at September 30, 2018 was $69,000, down $16,000 compared to year end 2017, and down $66,000 compared to September 30, 2017. As part of the determination of the fair value of acquired loans at the time of acquisition, the Company established a credit mark to provide for future credit losses in the acquired portfolio. To the extent that credit quality deteriorates subsequent to acquisition, such deterioration will result in the establishment of an allowance for the acquired portfolio. Nonaccrual acquired loans were $2.7 million as of September 30, 2018 compared to $3.3 million at year-end 2017, and $3.2 million at September 30, 2017.

Activity in the Company’s allowance for loan and lease losses during the first nine months of 2018 and 2017 is illustrated in the table below.

Analysis of the Allowance for Originated Loan and Lease Losses
(in thousands)	9/30/2018	9/30/2017
Average originated loans outstanding during period	$4,449,627	$3,990,966
Balance of originated allowance at beginning of year	$39,686	$35,598
ORIGINATED LOANS CHARGED-OFF:
Commercial and industrial	224	162
Commercial real estate	60	21
Residential real estate	208	483
Consumer and other	1,166	742
Total loans charged-off	$1,658	$1,408
RECOVERIES OF ORIGINATED LOANS PREVIOUSLY CHARGED-OFF:
Commercial and industrial	16	112
Commercial real estate	549	717
Residential real estate	232	169
Consumer and other	613	336
Total loans recoveries	$1,410	$1,334
Net loans charged-off (recovered)	248	74
Additions to originated allowance charged to operations	1,851	2,379
Balance of originated allowance at end of period	$41,289	$37,903
Allowance for originated loans and leases as a percentage of originated loans and leases	0.91%	0.91%
Annualized net charge-offs (recoveries) on originated loans to average total originated loans and leases during the period	0.01%	0.00%

Analysis of the Allowance for Acquired Loan Losses
(in thousands)	9/30/2018	9/30/2017
Average acquired loans outstanding during period	$290,630	$361,326
Balance of acquired allowance at beginning of year	85	157
ACQUIRED LOANS CHARGED-OFF:
Commercial and industrial	43	74
Commercial real estate	81	84
Residential real estate	148	186
Consumer and other	0	1
Total loans charged-off	$272	$345
Commercial and industrial	88	0
Commercial real estate	27	524
Residential real estate	106	24
Consumer and other	$2	$7
Total loans recovered	$223	$555
Net loans charged-off	49	(210)
Additions to acquired allowance charged to operations	33	(232)
Balance of acquired allowance at end of period	$69	$135
Allowance for acquired loans as a percentage of acquired loans outstanding acquired loans and leases	0.02%	0.04%
Annualized net charge-offs (recoveries) on acquired loans as a percentage of average acquired loans and leases outstanding during the period	0.03%	(0.08)%
Annualized total net charge-offs as a percentage of average loans and leases outstanding during the period	0.01%	0.00%

Net loan and lease chargeoffs totaled $297,000 for the nine months ended September 30, 2018, compared to net recoveries of $(136,000) for the same period in 2017. Annualized net chargeoffs were 0.01% of average total loans and leases, compared to 0.00% for the same period in 2017. The most recent peer percentage is 0.07%.

The provision for loan and lease losses was $272,000 and $1.9 million for the three and nine months ended September 30, 2018, compared to $402,000 and $2.1 million for the same periods in 2017. Loan growth for the three and nine months ended September 2018 is down from the same periods of 2017, which contributed to the lower provision expense.

Analysis of Past Due and Nonperforming Loans
(in thousands)	9/30/2018	12/31/2017	9/30/2017
Loans 90 days past due and accruing
Commercial and industrial	$0	0	0
Consumer and other	0	44	0
Total loans 90 days past due and accruing	$0	44	0
Nonaccrual loans
Commercial and industrial	3,934	2,852	2,367
Commercial real estate	3,972	5,948	5,181
Residential real estate	12,018	10,363	10,885
Consumer and other	253	354	386
Total nonaccrual loans	$20,177	19,517	18,819
Troubled debt restructurings not included above	4,295	3,449	3,541
Total nonperforming loans and leases	$24,472	23,010	22,360
Other real estate owned	1,870	2,047	2,030
Total nonperforming assets	$26,342	$25,057	$24,390
Allowance as a percentage of nonperforming loans and leases	169.00%	172.84%	170.12%
Total nonperforming loans and leases as percentage of total loans and leases	0.51%	0.49%	0.50%
Total nonperforming assets as percentage of total assets	0.39%	0.38%	0.37%

1 The September 30, 2018, December 31, 2017, and September 30, 2017 columns in the above table exclude $1.1 million, $1.1 million, and $1.3 million, respectively, of acquired loans that are 90 days past due and accruing interest.  These loans were originally recorded at fair value on the acquisition date of August 1, 2012.  These loans are considered to be accruing as we can reasonably estimate future cash flows on these acquired loans and we expect to fully collect the carrying value of these loans.  Therefore, we are accreting the difference between the carrying value of these loans and their expected cash flows into interest income.

Nonperforming assets include nonaccrual loans, troubled debt restructurings (“TDR”), and foreclosed real estate/other real estate owned. Total nonperforming assets of $26.3 million at September 30, 2018 were up $1.3 million or 5.1% compared to December 31, 2017, and $2.0 million or 8.0% compared to September 30, 2017. Nonperforming assets represented 0.39% of total assets at September 30, 2018, up from 0.38% at December 31, 2017, and up from 0.37% at September 30, 2017. The Company’s ratio of nonperforming assets to total assets continues to compare favorably to our peer group’s most recent ratio of 0.61% at June 30, 2018. Total nonperforming loans and leases of $24.5 million were up $1.5 million or 6.4% from year end 2017, and up $2.1 million or 9.4% from September 30, 2017. A breakdown of nonperforming loans and leases by portfolio segment is above.

Loans are considered modified in a TDR when, due to a borrower’s financial difficulties, the Company makes a concession(s) to the borrower that it would not otherwise consider and the borrower could not obtain elsewhere. These modifications may include, among others, an extension of the term of the loan, and granting a period when interest-only payments can be made, with the principal payments made over the remaining term of the loan or at maturity. TDRs are included in the above table within the following categories: “loans 90 days past due and accruing”, “nonaccrual loans”, or “troubled debt restructurings not included above”. Loans in the latter category include loans that meet the definition of a TDR but are performing in accordance with the modified terms and therefore classified as accruing loans. At September 30, 2018, the Company had $6.8 million in TDRs, and of that total $2.6 million were reported as nonaccrual and $4.2 million were considered performing and included in the table above.

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

The Company’s recorded investment in loans and leases that are considered impaired totaled $16.5 million at September 30, 2018, compared to $15.8 million at December 31, 2017 and $14.7 million at September 30, 2017. A loan is impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impaired loans consist of our non-homogenous nonaccrual loans, and all TDRs. Specific reserves on individually identified impaired loans that are not collateral dependent are measured based on the present value of expected future cash flows discounted at the original effective interest rate of each loan. For loans that are collateral dependent, impairment is measured based on the fair value of the collateral less estimated selling costs, and such impaired amounts are generally charged off.

The year to date average recorded investment in impaired loans and leases was $17.2 million at September 30, 2018, compared to $14.8 million at September 30, 2017. At September 30, 2018 and December 31, 2017, there was a specific reserve of $376,000 and $446,000, respectively, on impaired loans. The specific reserve of $376,000 at September 30, 2018 was for impaired loans in the originated portfolio; there were no specific reserves for impaired loans in the acquired portfolio. The majority of impaired loans were collateral dependent impaired loans that have limited exposure or require limited specific reserve because of the amount of collateral support with respect to these loans and previous charge-offs. Interest payments on impaired loans are typically applied to principal unless collectability of the principal amount is reasonably assured. In these cases, interest is recognized on a cash basis.

The ratio of the allowance to nonperforming loans and leases (loans past due 90 days and accruing, nonaccrual loans and restructured troubled debt) was 169.00% at September 30, 2018, compared to 172.84% at December 31, 2017, and 170.12% at September 30, 2017. The Company’s nonperforming loans and leases are mostly made up of collateral dependent impaired loans with limited exposure or loans that require limited specific reserve due to the level of collateral available with respect to these loans and/or previous charge-offs.

Management reviews the loan portfolio continuously for evidence of potential problem loans and leases. Potential problem loans and leases are loans and leases that are currently performing in accordance with contractual terms, but where known information about possible credit problems of the related borrowers causes management to have doubt as to the ability of such borrowers to comply with the present loan payment terms and may result in such loans and leases becoming nonperforming at some time in the future. Management considers loans and leases classified as Substandard, which continue to accrue interest, to be potential problem loans and leases. The Company, through its internal loan review function, identified 37 commercial relationships from the originated portfolio and 8 commercial relationships from the acquired portfolio totaling $40.8 million and $1.4 million, respectively at September 30, 2018 that were potential problem loans. At December 31, 2017, the Company had identified 28 relationships totaling $11.2 million in the originated portfolio and 10 relationships totaling $3.6 million in the acquired portfolio that were potential problem loans. Of the 38 commercial relationships in the originated portfolio at September 30, 2018 that were Substandard, there were 9 relationships that equaled or exceeded $1.0 million, which in aggregate totaled $32.7 million, the largest of which was $8.7 million. Of the 8 commercial relationships from the acquired loan portfolio at September 30, 2018 that were Substandard, there were no relationships that equaled or exceeded $1.0 million. The increase over year end includes 4 relationships totaling $18.7 million in loans newly classified as Substandard, and 2 relationships totaling $2.5 million that have been returned to the accruing status but remain Substandard. The Company continues to monitor these potential problem relationships; however, management cannot predict the extent to which continued weak economic conditions or other factors may further impact borrowers. These loans remain in a performing status due to a variety of factors, including payment history, the value of collateral supporting the credits, and personal or government guarantees. These factors, when considered in the aggregate, give management reason to believe that the current risk exposure on these loans does not warrant accounting for these loans as nonperforming. However, these loans do exhibit certain risk factors, which have the potential to cause them to become nonperforming. Accordingly, management’s attention is focused on these credits, which are reviewed on at least a quarterly basis.

Capital
Total equity was $599.1 million at September 30, 2018, an increase of $22.9 million or 4.0% from December 31, 2017. The increase reflects growth in retained earnings and additional paid-in capital, partially offset by an increase in accumulated other comprehensive losses.

Additional paid-in capital increased by $3.6 million, from $364.0 million at December 31, 2017, to $367.7 million at September 30, 2018. The increase is primarily attributable to the following: $3.1 million related to shares issued under the employee stock ownership plan and $2.5 million related to stock based compensation. These increases were partially offset by the Company's repurchase of 15,500 shares of its common stock in connection with its stock repurchase plan for an aggregate purchase price of$1.2 million. Retained earnings increased by $43.1 million from $265.0 million at December 31, 2017, to $308.1 million at September 30, 2018, mainly reflecting net income of $63.4 million less dividends paid of $22.0 million. The increase in retained earnings also reflects the impact of the adoption of two accounting pronouncements in the first quarter of 2018. Accumulated other comprehensive loss increased from a net loss of $51.3 million at December 31, 2017, to a net loss of $74.9 million at September 30, 2018, reflecting a $24.6 million increase in unrealized losses on available-for-sale securities due to changes in market rates, partially offset by a $1.0 million decrease related to post-retirement benefit plans. In connection with the effectiveness of the Basel III Capital Rules on January 1, 2015, the Company elected to opt-out of the requirement to include most components of other comprehensive income in regulatory capital. Accordingly, amounts reported as accumulated other comprehensive income/loss related to net unrealized gain or loss on available-for-sale securities and the funded status of the Company’s defined benefit post-retirement benefit plans do not increase or reduce regulatory capital and are not included in the calculation of risk-based capital and leverage ratios.

Cash dividends paid in the first nine months of 2018 totaled approximately $22.0 million, representing 34.7% of year to date 2018 earnings. Cash dividends of $1.44 per common share paid in the first nine months of 2018 were up 6.7% over cash dividends of $1.35 per common share paid in the first nine months of 2017.

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

The following table provides a summary of the Company’s capital ratios as of September 30, 2018.

REGULATORY CAPITAL ANALYSIS
September 30, 2018	Actual		Minimum Capital Required - Basel III Fully Phased-In		Well Capitalized Requirement
(dollar amounts in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk weighted assets)	$632,962	12.87%	$516,366	10.50%	$491,777	10.00%
Tier 1 Capital (to risk weighted assets)	$589,789	11.99%	$418,011	8.50%	$393,422	8.00%
Tier 1 Common Equity (to risk weighted assets)	$572,969	11.65%	$344,244	7.00%	$319,655	6.50%
Tier 1 Capital (to average assets)	$589,789	8.89%	$265,511	4.00%	$331,888	5.00%

As of September 30, 2018, the Company’s capital ratios exceeded the minimum required capital ratios plus the required conservation buffer, the minimum required capital ratios plus the fully phased-in capital conservation buffer, and the minimum required capital ratios for well capitalized institutions. The capital levels required to be considered well capitalized, presented in the above table, are based upon prompt corrective action regulations, as amended to reflect the changes under Basel III Capital Rules.

Total capital as a percent of risk weighted assets increased to 12.9% at September 30, 2018, compared with 12.3% as of December 31, 2017. Tier 1 capital as a percent of risk weighted assets increased from 11.4% at the end of 2017 to 12.0% as of September 30, 2018. Tier 1 capital as a percent of average assets was 8.9% at September 30, 2018, which is up from 8.4% at December 31, 2017. Common equity tier 1 capital was 11.7% at the end of the third quarter of 2018, up from 11.1% at the end of 2017.

On January 31, 2017, the Company redeemed all of the trust preferred of Tompkins Capital Trust I for an aggregate of $20.5 million, at a redemption price equal to 100% of the liquidation amount of the securities ($1,000 per security), plus any accrued and unpaid interest up to the redemption date.

As of September 30, 2018, the capital ratios for the Company’s subsidiary banks also exceeded the minimum required capital ratios plus the required conservation buffer, the minimum required capital ratios plus the fully phased-in capital conservation buffer, and the minimum required capital ratios for well capitalized institutions.

Deposits and Other Liabilities
Total deposits of $5.0 billion at September 30, 2018 were up $187.3 million or 3.9% from December 31, 2017. The increase from year-end 2017 was all in money market and savings balances, which were up $299.0 million or 11.3% from year-end 2017. Non interest bearing deposits and time deposits were down $3.6 million or 0.2% and $108.1 million or 14.5% respectively from year-end 2017.

The most significant source of funding for the Company is core deposits. The Company defines core deposits as total deposits less time deposits of $250,000 or more, brokered deposits and municipal money market deposits. Core deposits grew by $119.9 million to $4.1 billion at September 30, 2018, from year-end 2017. Core deposits represented 81.9% of total deposits at September 30, 2018, compared to 82.6% of total deposits at December 31, 2017.

Municipal money market savings accounts totaled $559.2 million at September 30, 2018 which was up 2.5% compared to year-end 2017. In general, there is a seasonal pattern to municipal deposits starting with a low point during July and August. Account balances tend to increase throughout the fall and into the winter months from tax deposits and an additional inflow at the end of March from the electronic deposit of state funds.

The Company uses both retail and wholesale repurchase agreements. Retail repurchase agreements are arrangements with local customers of the Company, in which the Company agrees to sell securities to the customer with an agreement to repurchase those securities at a specified later date. Retail repurchase agreements totaled $52.9 million at September 30, 2018, and $75.2 million at December 31, 2017. Management generally views local repurchase agreements as an alternative to large time deposits.

The Company’s other borrowings totaled $988.5 million at September 30, 2018, down $83.2 million or 7.8% from $1.1 billion at December 31, 2017. Borrowings decreased primarily due to seasonal deposit growth from year-end 2017. Borrowings at September 30, 2018 included $539.5 million in FHLB overnight advances, $445.0 million of FHLB term advances, and a $4.0 million advance from a bank. Borrowings at year-end 2017 included $587.7 million in overnight advances from FHLB, $475.0 million of FHLB term advances, and a $9.0 million advance from a bank. Of the $445.0 million in FHLB term advances at September 30, 2018, $175.0 million is due in over one year.

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

Core deposits, discussed above under “Deposits and Other Liabilities”, are a primary and low cost funding source obtained primarily through the Company’s branch network. In addition to core deposits, the Company uses non-core funding sources to support asset growth. These non-core funding sources include time deposits of $250,000 or more, brokered time deposits, national deposit listing services, municipal money market deposits, bank borrowings, securities sold under agreements to repurchase and overnight and term advances from the FHLB. Rates and terms are the primary determinants of the mix of these funding sources. Non-core funding sources of $2.0 billion at September 30, 2018 increased $54.4 million or 2.7% as compared to year end 2017. The increase in non-core funding sources reflects mainly an increase in overnight borrowings with the FHLB, partially offset by a decrease in time deposits of $250,000 or more compared to year-end 2017. Non-core funding sources, as a percentage of total liabilities, were 31.8% at September 30, 2018, compared to 32.8% at December 31, 2017.

Non-core funding sources may require securities to be pledged against the underlying liability. Securities carried at $1.3 billion at September 30, 2018 and at $1.3 billion at December 31, 2017, were either pledged or sold under agreements to repurchase. Pledged securities represented 88.0% of total securities at September 30, 2018, compared to 84.3% of total securities at December 31, 2017.

Cash and cash equivalents totaled $113.2 million as of September 30, 2018 which increased from $84.3 million at December 31, 2017. Short-term investments, consisting of securities due in one year or less, increased from $57.9 million at December 31, 2017, to $96.7 million on September 30, 2018.

Cash flow from the loan and investment portfolios provides a significant source of liquidity. These assets may have stated maturities in excess of one year, but have monthly principal reductions. Total mortgage-backed securities, at fair value, were $738.0 million at September 30, 2018 compared with $794.0 million at December 31, 2017. Outstanding principal balances of residential mortgage loans, consumer loans, and leases totaled approximately $1.4 billion at September 30, 2018, up $41.4 million or 3.0% compared with year end 2017. Aggregate amortization from monthly payments on these assets provides significant additional cash flow to the Company.

The Company's liquidity is enhanced by ready access to national and regional wholesale funding sources including Federal funds purchased, repurchase agreements, brokered certificates of deposit, and FHLB advances. Through its subsidiary banks, the Company has borrowing relationships with the FHLB and correspondent banks, which provide secured and unsecured borrowing capacity. At September 30, 2018, the unused borrowing capacity on established lines with the FHLB was $1.1 billion.

As members of the FHLB, the Company’s subsidiary banks can use certain unencumbered mortgage-related assets and securities to secure additional borrowings from the FHLB. At September 30, 2018, total unencumbered residential mortgage loans and securities were $559.1 million. Additional assets may also qualify as collateral for FHLB advances upon approval of the FHLB.

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

The Company’s Board of Directors has set a policy that interest rate risk exposure will remain within a range whereby net interest income will not decline by more than 10% in one year as a result of a 100 basis point parallel change in rates. Based upon the simulation analysis performed as of August 31, 2018, a 200 basis point parallel upward change in interest rates over a one-year time frame would result in a one-year decrease in net interest income from the base case of approximately 2.9%, while a 100 basis point parallel decline in interest rates over a one-year period would result in an increase in one-year net interest income from the base case of 0.1%. The simulation assumes no balance sheet growth and no management action to address balance sheet mismatches.

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

The 100 basis point scenario increases slightly as a result of the Company's assets repricing downward to a lesser degree than the rates on the Company's interest-bearing liabilities, mainly deposits and overnight borrowings. Rates on savings and money market accounts are at low levels given the historically low interest rate environment experienced in recent years. In addition, the model assumes that prepayments accelerate in the down interest rate environment resulting in additional pressure on asset yields as proceeds are reinvested at lower rates.

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

In addition to the simulation analysis, management uses an interest rate gap measure. The table below is a Condensed Static Gap Report, which illustrates the anticipated repricing intervals of assets and liabilities as of September 30, 2018. The Company’s one-year net interest rate gap was a negative $725.0 million or 10.74% of total assets at September 30, 2018, compared with a negative $762.6 million or 11.47% of total assets at December 31, 2017. A negative gap position exists when the amount of interest-bearing liabilities maturing or repricing exceeds the amount of interest-earning assets maturing or repricing within a particular time period. This analysis suggests that the Company’s net interest income is moderately more vulnerable to an increasing rate environment than it is to a prolonged declining interest rate environment. An interest rate gap measure could be significantly affected by external factors such as a rise or decline in interest rates, loan or securities prepayments, and deposit withdrawals.

Condensed Static Gap - September 30, 2018			Repricing Interval
(in thousands)	Total	0-3 months	3-6 months	6-12 months	Cumulative 12 months

Interest-earning assets1	$6,354,826	$1,293,392	$283,143	$555,008	$2,131,543
Interest-bearing liabilities	4,648,927	2,319,664	196,500	340,333	2,856,497
Net gap position		(1,026,272)	86,643	214,675	(724,954)
Net gap position as a percentage of total assets		(15.21)%	1.28%	3.18%	(10.74)%
 1 Balances of available securities are shown at amortized cost

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2018. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this Report on Form 10-Q, the Company’s disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2018, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

	Total Number of Shares Purchased (a)	Average Price Paid Per Share (b)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (c)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (d)

July 1, 2018 through July 31, 2018	1,258	$87.94	0	400,000
August 1, 2018 through August 31, 2018	1,973	86.54	0	400,000
September 1, 2018 through September 30, 2018	0	0	0	400,000
Total	3,231	$87.09	0	400,000

Included in the table above are 1,258 shares purchased in July 2018, at an average cost of $87.94, and 466 shares purchased in August 2018, at an average cost of $86.39, by the trustee of the rabbi trust established by the Company under the Company’s Stock Retainer Plan For Eligible Directors of Tompkins Financial Corporation and Participating Subsidiaries, which were part of the director deferred compensation under that plan. In addition, the table includes 1,507 shares in August 2018 delivered to the Company by employees at an average cost of $86.59 to satisfy mandatory tax withholding requirements upon the vesting of restricted stock under the Company's 2009 Equity Plan.

On July 19, 2018, the Company’s Board of Directors authorized a stock repurchase plan for the Company to repurchase up to 400,000 shares of the Company’s common stock. Purchases could be made over the 24 months following adoption of the plan. The repurchase program could be suspended, modified or terminated by the Board of Directors at any time for any reason. This plan replaced the Company's existing 400,000 share plan announced on July 21, 2016 which expired in July 2018. As of

September 30, 2018, no shares have been repurchased under the July 2018 plan and 15,500 shares had been repurchased under the now expired July 2016 plan at an average price of $77.85.

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

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018, formatted in XBRL (eXtensible Business Reporting Language):  (i) Condensed Consolidated Statements of Condition as of September 30, 2018 and December 31, 2017; (ii) Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2018 and 2017; (iii) Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2018 and 2017; (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2018 and 2017; (v) Condensed Consolidated Statements of Changes in Shareholders’ Equity for the nine months ended September 30, 2018 and 2017; and (vi) Notes to Unaudited Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	November 8, 2018

TOMPKINS FINANCIAL CORPORATION

By:	/s/ Stephen S. Romaine
Stephen S. Romaine
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Francis M. Fetsko
Francis M. Fetsko
Executive Vice President, Chief Financial Officer, and Chief Operating Officer
(Principal Financial Officer)
(Principal Accounting Officer)