Form 10-K
period 2018-12-31
TOMPKINS FINANCIAL CORP
filed 2019-03-01
CIK 1005817

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______to ______
 Commission File Number 1-12709

Tompkins Financial Corporation
(Exact name of registrant as specified in its charter)

New York	16-1482357
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

118 E. Seneca Street, P.O. Box 460, Ithaca, NY	14850
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (888) 503-5753
Securities registered pursuant to Section 12(b) of the Act:

Common Stock ($.10 Par Value Per Share)	NYSE American
(Title of class)	(Name of exchange on which traded)
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
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (S232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐.
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
The aggregate market value of the registrant’s common stock held by non-affiliates was $1.05 billion on June 30, 2018, based on the closing sales price of a share of the registrant’s common stock, $.10 par value (the “Common Stock”), as reported on the NYSE American, on such date.
The number of shares of the registrant’s Common Stock outstanding as of February 22, 2019, was 15,316,201 shares.

DOCUMENTS INCORPORATED BY REFERENCE
 Portions of the registrant’s definitive Proxy Statement relating to its 2019 Annual Meeting of stockholders, to be held on May 7, 2019, are incorporated by reference into Part III of this Form 10-K where indicated.

TOMPKINS FINANCIAL CORPORATION

Annual Report on Form 10-K
For the Fiscal Year Ended December 31, 2018

PART I

Item 1. Business

The disclosures set forth in this Item 1. Business are qualified by the section captioned “Forward-Looking Statements” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Report and other cautionary statements set forth elsewhere in this Report.

General

Tompkins Financial Corporation (“Tompkins” or the “Company”) is headquartered in Ithaca, New York and is registered as a Financial Holding Company with the Federal Reserve Board under the Bank Holding Company Act of 1956, as amended. The Company is a locally oriented, community-based financial services organization that offers a full array of products and services, including commercial and consumer banking, leasing, trust and investment management, financial planning and wealth management, and insurance. At December 31, 2018, the Company’s subsidiaries included: four wholly-owned banking subsidiaries, Tompkins Trust Company (the “Trust Company”), The Bank of Castile (DBA Tompkins Bank of Castile), Mahopac Bank (DBA Tompkins Mahopac Bank), VIST Bank (DBA Tompkins VIST Bank); and a wholly-owned insurance agency subsidiary, Tompkins Insurance Agencies, Inc. (“Tompkins Insurance”). The Trust Company provides a full array of trust and investment services under the Tompkins Financial Advisors brand, including investment management, trust and estate, financial and tax planning as well as life, disability and long-term care insurance services. The Company’s principal offices are located at 118 E. Seneca St., P.O. Box 460, Ithaca, New York, 14850, and its telephone number is (888) 503-5753. The Company’s common stock is traded on the NYSE American under the symbol “TMP.”

Tompkins was organized in 1995, under the laws of the State of New York, as a bank holding company for the Trust Company, a commercial bank that has operated in Ithaca, New York and surrounding communities since 1836.

The Tompkins strategy centers around its core values and a commitment to delivering long-term value to our clients, communities, and shareholders. To achieve this, the Company has a variety of strategic initiatives focused on delivering high quality products and services; a continual focus on improving operational effectiveness, investing in our people through talent management and development, maintaining appropriate risk management programs, and delivering profitable growth across all of our business lines. The Company's growth strategy includes initiatives to grow organically through our current businesses, as well as through possible acquisitions of financial institutions, branches, and financial services businesses. As such, the Company has acquired, and from time to time considers acquiring, banks, thrift institutions, branch offices of banks or thrift institutions, or other businesses that would complement the Company’s business or its geographic reach. The Company generally targets merger or acquisition partners that are culturally similar and have experienced management and possess either significant market presence or have potential for improved profitability through financial management, economies of scale and expanded services. The Company has pursued acquisition opportunities in the past, and continues to review new opportunities.
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

Banking services consist primarily of attracting deposits from the areas served by the Company’s 4 banking subsidiaries’ 66 banking offices (46 offices in New York and 20 offices in Pennsylvania), and using those deposits to originate a variety of commercial loans, agricultural loans, consumer loans, real estate loans, and leases in those same areas. The Company’s lending function is managed within the guidelines of a comprehensive Board-approved lending policy. Policies and procedures are reviewed on a regular basis. Reporting systems are in place to provide management with ongoing information related to loan production, loan quality, concentrations of credit, loan delinquencies and nonperforming and potential problem loans. The Company has an independent third party loan review process that reviews and validates the risk identification and assessment made by the lenders and credit personnel. The results of these reviews are presented to the Board of Directors of each of the Company’s banking subsidiaries, and the Company’s Audit Committee.

The Company’s principal expenses are interest on deposits, interest on borrowings, and operating and general administrative expenses, as well as provisions for loan and lease losses. Funding sources, other than deposits, include borrowings, securities sold under agreements to repurchase, and cash flow from lending and investing activities. The Company’s principal source of revenue is interest income on loans and securities.

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
Subsidiaries

The Company operates four banking subsidiaries, and an insurance agency subsidiary. In addition, the Company also owns 100% of the common stock of Sleepy Hollow Capital Trust I, Leesport Capital Trust II, and Madison Statutory Trust I. The Company’s banking subsidiaries operate 66 offices, including 2 limited-service offices, with 46 banking offices located in New York and 20 banking offices located in southeastern Pennsylvania. The decision to operate as four locally managed community banks reflects management’s commitment to community banking as a business strategy. For Tompkins, personal delivery of high quality services, a commitment to the communities in which we operate, and the convergence of a single-source financial service provider characterize management’s community banking approach. The combined resources of the Tompkins organization provide increased capacity for growth and the greater capital resources necessary to make investments in technology and services. Tompkins has a comprehensive suite of products and services in the markets served by all four banking subsidiaries. These services include trust and investment services, insurance, leasing, card services, Internet banking, and remote deposit services.

Tompkins Trust Company (the “Trust Company”)
The Trust Company is a New York State-chartered commercial bank that has operated in Ithaca, New York and surrounding communities since 1836. The Trust Company provides wealth management services through Tompkins Financial Advisors (“TFA”), a division of Tompkins Trust Company. The Trust Company operates 14 banking offices, including one limited-service banking office in Tompkins County, in New York. The Trust Company’s largest market area is Tompkins County, which has a population of approximately 105,000. Education plays a significant role in the Tompkins County economy with Cornell University and Ithaca College being two of the county’s major employers. The Trust Company has a full-service office in Cortland, New York and a full-service office in Auburn, New York. Both of these offices are located in counties contiguous to Tompkins County. The Trust Company also has a full service branch in Fayetteville, New York which is located in Onondaga County. As of December 31, 2018, the Trust Company had total assets of $2.1 billion, total loans of $1.3 billion and total deposits of $1.6 billion.

Tompkins Bank of Castile
Tompkins Bank of Castile is a New York State-chartered commercial bank and conducts its operations through its 18 banking offices, in towns situated in and around the areas commonly known as the Genesee Valley region of New York State. The main business office for Tompkins Bank of Castile is located in Batavia, New York and is shared with Tompkins Insurance. Tompkins Bank of Castile serves a six-county market, much of which is rural in nature, but also includes Monroe County (population approximately 748,000), where the city of Rochester is located, and Erie County (population 923,000) located near Buffalo, New York. The population of the counties served by Tompkins Bank of Castile, other than Monroe and Erie , is approximately 206,000. In 2018, Tompkins Bank of Castile opened a banking office in Amherst, New York, which is in Erie County and located near Buffalo, New York. As of December 31, 2018, Tompkins Bank of Castile had total assets of $1.5 billion, total loans of $1.2 billion and total deposits of $1.2 billion.

Tompkins Mahopac Bank
Tompkins Mahopac Bank is a New York State-chartered commercial bank that operates 14 banking offices. The 14 banking offices include 5 full-service offices in Putnam County, New York, 3 full-service offices in Dutchess County, New York, and 6 full-service offices in Westchester County, New York. Putnam County has a population of approximately 99,000 and is about 60 miles north of Manhattan. Dutchess County has a population of approximately 294,000, and Westchester County has a population of approximately 975,000. As of December 31, 2018, Tompkins Mahopac Bank had total assets of $1.4 billion, total loans of $1.0 billion and total deposits of $1.0 billion.

Tompkins VIST Bank
Tompkins VIST Bank is a full service Pennsylvania State-charted commercial bank that operates 20 banking offices in Pennsylvania, including one limited-service office. The 20 banking offices include 12 offices in Berks County, 5 offices in Montgomery County, 1 office in Philadelphia County, 1 office in Delaware County and 1 office in Schuylkill County. The population of the counties served by Tompkins VIST Bank is Philadelphia 1.6 million, Montgomery 823,000, Delaware 563,000, Berks 415,000 and Schuylkill 144,000. The main office is located in Wyomissing, Pennsylvania. As of December 31, 2018, Tompkins VIST Bank had total assets of $1.7 billion, total loans of $1.4 billion and total deposits of $1.2 billion.
Tompkins Insurance Agencies, Inc. ("Tompkins Insurance")
Tompkins Insurance is headquartered in Batavia, New York. Insurance services include property and casualty insurance, employee benefit consulting, and life, long-term care and disability insurance. Over the past 17 years, Tompkins Insurance has acquired smaller insurance agencies in the market areas serviced by the Company's banking subsidiaries and successfully consolidated them into Tompkins Insurance. Tompkins Insurance offers services to customers of the Company's banking subsidiaries by sharing offices with Tompkins Bank of Castile, Trust Company, and Tompkins VIST Bank. In addition to these shared offices, Tompkins Insurance has five stand-alone offices in Western New York, and one stand-alone office in Tompkins County.

Sleepy Hollow Capital Trust I
Sleepy Hollow Capital Trust I, a Delaware statutory business trust, was formed in 2003 and issued $4.0 million of floating rate (three-month LIBOR plus 3.05%) trust preferred securities. The Company acquired Sleepy Hollow Capital Trust I through the acquisition of Sleepy Hollow Bancorp, Inc. in 2008.

Leesport Capital Trust II
Leesport Capital Trust II, a Delaware statutory business trust, was formed in 2002 and issued $10.0 million of mandatory redeemable capital securities carrying a floating interest rate of three-month LIBOR plus 3.45%. The Company assumed the rights and obligations of VIST Financial Corporation ("VIST Financial") pertaining to the Leesport Capital Trust II through the Company’s acquisition of VIST Financial in 2012.

Madison Statutory Trust I
Madison Statutory Trust I, a Connecticut statutory business trust formed in 2003, issued $5.0 million of mandatory redeemable capital securities carrying a floating interest rate of three-month LIBOR plus 3.10%. VIST Financial assumed Madison Statutory Trust I pursuant to the purchase of Madison Bancshares Group, Ltd in 2004. The Company assumed the rights and obligations of VIST Financial pertaining to the Madison Statutory Trust I through the Company’s acquisition of VIST Financial in 2012.

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

Federal Home Loan Bank System
The Company’s banking subsidiaries are also members of the Federal Home Loan Bank (“FHLB”), which provides a central credit facility primarily for member institutions for home mortgage and neighborhood lending. The Company’s banking subsidiaries are subject to the rules and requirements of the FHLB, including the requirement to acquire and hold shares of capital stock in the FHLB in an amount at least equal to the sum of 0.35% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, up to a maximum of $25.0 million. The Company’s banking subsidiaries were in compliance with FHLB rules and requirements as of December 31, 2018.

Regulatory Reform
The enactment of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) placed U.S. banks and financial services firms under enhanced regulation and oversight. While many provisions of the Dodd- Frank Act are currently effective, certain provisions of the legislation are still subject to further rulemaking, guidance and interpretation by the federal regulatory agencies. The Dodd-Frank Act was amended on May 24, 2018, when the President signed the Economic Growth, Regulatory Relief, and Consumer Protection Act (“EGRRCPA”) into law. The EGRRCPA amended certain provisions of the Dodd-Frank Act and provided targeted modifications to other post-financial-crisis regulatory requirements. In addition, the legislation establishes new consumer protections and amends various securities-related and investment company-related requirements. Some EGRRCPA provisions were immediately effective, some have later-specified effective dates and still others are open-ended and subject to implementation by federal regulatory agency rule-making. EGRRCPA includes a variety of provisions that are likely to affect the Company, including the following:

•
EGRRCPA includes a simplified capital rule change which directs federal banking agencies to adopt rules that exempt "qualifying community banks"--banks with assets of less than $10 billion--that exceed the “community bank leverage ratio” from all risk-based capital requirements, including Basel III, and deems such banks "well capitalized" for purposes of federal "prompt corrective action" capital standards. This exemption is not effective until federal banking agencies establish a community bank leverage ratio (a ratio of tangible equity to average consolidated assets) of between 8% and 10%. The Company was, as of December 31, 2018, a qualifying community bank.

•
EGRRCPA requires federal banking agencies to amend the Liquidity Coverage Ratio Rule such that all qualifying investment-grade, liquid and readily-marketable municipal securities are treated as level 2B liquid assets;

•	EGRRCPA modified and limited the definition of "high volatility commercial real estate" loans that trigger heightened risk-based capital requirements to ease the burden of those requirements;

•
EGRRCPA provides that capped amounts of reciprocal deposits of certain FDIC-insured institutions shall not be considered "brokered deposits," subject to certain limitations, for institutions meeting minimum capital and exam-rating requirements;

•
EGRRCPA exempts some community banks from mortgage escrow requirements, exempts certain transactions involving real property in rural areas and valued at less than $400,000 from appraisal requirements and implements a "qualified mortgage" exemption for community banks which satisfies, subject to certain limitations, the "ability to repay" requirements in the Truth in Lending Act; and

•
EGRRCPA exempts certain qualifying financial institutions with less than $10 billion in total assets, such as the Company, from the Volcker Rule proprietary trading requirements implemented under the Dodd-Frank Act.

While EGRRCPA does and will continue to improve regulatory conditions for the Company, many provisions of the Dodd-Frank Act and its implementing regulations remain effective and will continue to result in additional operating and compliance costs that could have a material adverse effect on our business, financial condition and results of operation. In addition, the EGRRCPA requires the enactment of a number of implementing regulations, the details of which may change how this law ultimately impacts the Company. Further, it is possible that the current climate of regulatory reform will lead to new legislation in addition to or supplementing the Dodd-Frank Act and EGRRCPA which may subject the Company to additional or expanded regulation. The effects of any potential new legislation are unknown and difficult to predict at this time.

Debit-Card Interchange Fees
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

Volcker Rule
The Dodd-Frank Act required the federal financial regulatory agencies to adopt rules that prohibit banks and their affiliates from engaging in proprietary trading and investing in and sponsoring certain unregistered investment companies (defined as hedge funds and private equity funds). The statutory provision is commonly called the “Volcker Rule.” As of December 31, 2018, the Company had outstanding investments of approximately $600,000 in covered funds (the "Legacy Investments") which we would have been required to divest no later than July 2022 per our agreement with the FRB. However, under the newly-enacted EGRRCPA, the Company, as a financial institution with less than $10 billion in total consolidated assets, is exempt from meeting the Volcker Rule's proprietary trading requirements. Therefore, no further Volcker Rule divestitures are required unless the Company crosses the $10 billion in total assets threshold.

Federal Bank Holding Company Regulation
We are a bank holding company subject to regulation under the BHC Act and the examination and reporting requirements of the FRB. In general, the BHC Act limits the business of bank holding companies to banking, managing or controlling banks and other activities that the FRB has determined to be so closely related to banking as to be a proper incident thereto. In addition, we qualified for the status of and elected to be a financial holding company under the BHC Act and therefore may engage in any activity, or acquire and retain the shares of a company engaged in any activity, that is either (i) financial in nature or incidental to such financial activity (as determined by the FRB in consultation with the Secretary of the Treasury) or (ii) complementary to a financial activity and does not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally (as solely determined by the FRB), without prior approval of the FRB.

If a bank holding company seeks to engage in the broader range of activities permitted under the BHC Act for financial holding companies, as we do, (i) the bank holding company and all of its depository institution subsidiaries must be “well-capitalized” and “well-managed,” as defined in the FRB's Regulation Y and (ii) it must file a declaration with the FRB that it elects to be a “financial holding company.” If we cease to meet these requirements, the Company will not be in compliance with the BHC Act’s requirements and the FRB may impose limitations or conditions on the conduct of its activities to encourage compliance. If the Company does not return to compliance within 180 days, the FRB may require divestiture of our depository institutions, among other potential penalties and limitations. To maintain financial holding company status, a financial holding company and all of its depository institution subsidiaries must be “well capitalized” and “well managed.” A depository institution subsidiary is considered to be “well capitalized” if it satisfies the requirements for this status discussed in the section captioned “Capital Adequacy and Prompt Corrective Action,” below. A depository institution subsidiary is considered “well managed” if it received a composite rating and management rating of at least “satisfactory” in its most recent examination. A financial holding company’s status will also depend upon it maintaining its status as “well capitalized” and “well managed” under applicable FRB regulations. If a financial holding company ceases to meet these capital and management requirements, the FRB’s regulations provide that the financial holding company must enter into an agreement with the FRB to comply with all applicable capital and management requirements. Until the financial holding company returns to compliance, the FRB may impose limitations or conditions on the conduct of its activities, and the company may not commence any of the broader financial activities permissible for financial holding companies or acquire a company engaged in such financial activities without prior approval of the FRB. If the company does not return to compliance within 180 days, the FRB may require divestiture of the holding company’s depository institutions. Bank holding companies and banks must also be “well-capitalized” and “well-managed” in order to acquire banks located outside their home state.

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

Mergers and Acquisitions
The BHC Act, the Bank Merger Act, the Change in Bank Control Act and other federal and state statutes regulate acquisitions of interests in commercial banks. The BHC Act requires the prior approval of the FRB for the direct or indirect acquisition by a bank holding company of more than 5.0% of the voting shares of a commercial bank or its parent holding company and for a person, other than a bank holding company, to acquire 25% or more of any class of voting securities of a bank or bank holding company. Under the Bank Merger Act, the prior approval of the FRB or other appropriate bank regulatory authority is required for a member bank to merge with another bank or purchase the assets or assume the deposits of another bank. In reviewing applications seeking approval of merger and acquisition transactions, the bank regulatory authorities will consider, among other things, the competitive effect and public benefits of the transactions, the capital position of the combined organization, the risks to the stability of the U.S. banking or financial system, the applicant’s performance record under the CRA (see the section captioned “Community Reinvestment Act” included elsewhere in this item) and fair housing laws and the effectiveness of the subject organizations in combating money laundering activities.

Source of Strength Doctrine
The Dodd-Frank Act requires bank holding companies to act as a source of financial and managerial strength to their subsidiary banks. Under this requirement, Tompkins is expected to commit resources to support its banking subsidiaries, including at times when it may not be advantageous for Tompkins to do so. Any capital loans by a bank holding company to any of its subsidiary banks are subordinated in right of payment to deposits and to certain other indebtedness of such subsidiary banks. In the event of a bank holding company’s bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank will be assumed by the bankruptcy trustee and entitled to priority of payment.

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

Capital Adequacy and Prompt Corrective Action
The Basel III Capital Rules were implemented by the FRB in 2013, became effective for Tompkins on January 1, 2015 and were subject to a phase-in period that concluded on January 1, 2019.

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

Under Basel III, the Company is required to maintain a “capital conservation buffer” above the minimum risk-based capital requirements. The capital conservation buffer, fully phased in on January 1, 2019, is 2.5%. At December 31, 2018, the Company complied with the capital conservation buffer requirement.

As fully phased in on January 1, 2019, the Basel III Capital Rules require Tompkins to maintain (i) a minimum ratio of CET1 to risk-weighted assets of at least 4.5%, plus a 2.5% capital conservation buffer (which when fully phased in, effectively results in a minimum ratio of CET1 to risk-weighted assets of at least 7.0%), (ii) a minimum ratio of Tier 1 capital to risk- weighted assets of at least 6.0%, plus the capital conservation buffer (which when fully phased-in, effectively results in a minimum Tier 1 capital ratio of 8.5%), (iii) a minimum ratio of Total capital (that is, Tier 1 plus Tier 2) to risk-weighted assets of at least 8.0%, plus the capital conservation buffer (which when fully phased in, effectively results in a minimum total capital ratio of 10.5%) and (iv) a minimum leverage ratio of 4.0%, calculated as the ratio of Tier 1 capital to average assets. If we have a ratio of CET1 to risk-weighted assets above the minimum but below the conservation buffer (or below the combined capital conservation buffer and countercyclical capital buffer, when the latter is applied), we will face constraints on dividends, equity repurchases and compensation based on the amount of the shortfall.

The Basel III Capital Rules also provide for a “countercyclical capital buffer” that is applicable to only certain covered institutions and is not expected to apply to Tompkins for the foreseeable future.

The Basel III Capital Rules imposed stricter regulatory capital deductions from and adjustments to capital, with most deductions and adjustments taken against CET1 capital. These include, for example, the requirement that (i) mortgage servicing assets, net of associated deferred tax liabilities; (ii) deferred tax assets, which cannot be realized through net operating loss carrybacks, net of any relative valuation allowances and net of deferred tax liabilities; and (iii) significant investments (i.e. 10% or greater ownership) in unconsolidated financial institutions be deducted from CET1 to the extent that any one such category exceeds 10% of CET1 or all such categories in the aggregate exceed 15% of CET1. Implementation of the deductions and other adjustments to CET1 began on January 1, 2015. The deductions were phased-in over a four-year period, beginning on January 1, 2015 and concluding on January 1, 2019.

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

The Basel III Capital Rules also required the phase-out of certain hybrid securities, such as trust preferred securities, as Tier 1 capital of bank holding companies. However, because the trust preferred securities held by Tompkins were issued prior to May 19, 2010, and because Tompkins’ total consolidated assets were less than $15.0 billion as of December 31, 2009, these trust preferred securities are permanently grandfathered under the final rule and may continue to be included as Tier 1 capital.

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

Section 38 of the Federal Deposit Insurance Act (“FDIA”) requires federal banking agencies to take “prompt corrective action” (“PCA”) should an insured depository institutions fail to meet certain capital adequacy standards. If an insured depository institution is classified in one of the undercapitalized categories, it is required to submit a capital restoration plan to the appropriate federal banking agency and the holding company must guarantee the performance of that plan. Based upon its capital levels, a bank that is classified as well- capitalized, adequately capitalized or undercapitalized, may be treated as though it were in the next lower capital category if the appropriate federal banking agency, after notice and opportunity for hearing, determines that an unsafe or unsound condition or an unsafe or unsound practice, warrants such treatment.

With respect to the Company’s banking subsidiaries, the Basel III Capital Rules revised the PCA regulations, by: (i) introducing a CET1 ratio requirement at each PCA category (other than critically undercapitalized), with the required CET1 ratio being 6.5% for well-capitalized status; (ii) increasing the minimum Tier 1 capital ratio requirement for each category, with the minimum Tier 1 capital ratio for well-capitalized status being 8% (as compared to 6%); and (iii) eliminating the provision that permitted a bank with a composite supervisory rating of 1 and a 3% leverage ratio to be considered adequately capitalized. The Basel III Capital Rules did not change the total risk- based capital requirement for any PCA category. Additionally, Bank holding companies and insured depository institutions may also be subject to potential enforcement actions of varying levels of severity for unsafe or unsound practices in conducting their business or for violation of any law, rule, regulation, condition imposed in writing by federal banking agencies or term of a written agreement with such agency. The Company is in compliance, and management believes that the Company will continue to be in compliance, with the targeted capital ratios as such requirements are phased in.

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

Under the FDIA, the FDIC may terminate deposit insurance upon a finding that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC.

FDIC insurance expense totaled $2.6 million, $2.5 million and $3.0 million in 2018, 2017 and 2016, respectively. FDIC insurance expense includes deposit insurance assessments, and Financing Corporation (“FICO”) assessments related to outstanding FICO bonds. FICO is a mixed-ownership government corporation established by the Competitive Equality Banking Act of 1987 whose sole purpose was to function as a financing vehicle for the now defunct Federal Savings & Loan Insurance Corporation.

Depositor Preference
The FDIA provides that, in the event of the “liquidation or other resolution” of an insured depository institution, such as the Company’s subsidiary banks, the claims of depositors of the institution, including the claims of the FDIC, as subrogee of the insured depositors, and certain claims for administrative expenses of the FDIC as receiver, will have priority over other general unsecured claims against the institution. If an insured depository institution fails, insured and uninsured depositors, along with the FDIC, will have priority in payment ahead of unsecured, non-deposit creditors, including the parent bank holding company, with respect to any extensions of credit they have made to such insured depository institutions.

Community Reinvestment Act
The CRA and the regulations issued thereunder are intended to encourage banks to help meet the credit needs of their entire service area, including low and moderate income neighborhoods, consistent with the safe and sound operations of such banks. These regulations also provide for regulatory assessment of a bank’s record in meeting the needs of its service area when considering applications to establish branches, merger applications and applications to acquire the assets and assume the liabilities of another bank. As of December 31, 2018, the Company’s subsidiary banks all had ratings of satisfactory or better.

Federal Securities Laws
The common stock of the Company is registered with the SEC under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Therefore, the Company is subject to the reporting, information disclosure, proxy solicitation and other requirements imposed on public companies by the SEC under the Exchange Act. Additionally, Company insiders are subject to security trading limitations and are required to file insider ownership reports with the SEC. The SEC and NYSE American have adopted regulations under the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”) and the Dodd-Frank Act that apply to the Company as an exchange-traded, public company, which seek to improve corporate governance, accounting, and reporting requirements, provide enhanced penalties for financial reporting improprieties and improve the reliability of disclosures in SEC filings. For example, the Sarbanes-Oxley requirements include: (1) requirements for audit committees, including independence and financial expertise; (2) certification of financial statements by the chief executive officer and chief financial officer of the reporting company;

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

Financial Privacy
The Gramm-Leach-Bliley Act of 1999 (“GLBA”) requires that financial institutions implement comprehensive written information security programs that include administrative, technical and physical safeguards designed to protect consumer information. Under the GLBA, federal banking regulators adopted rules that limit the ability of banks and other financial institutions to disclose non-public information about consumers to non-affiliated third parties. These limitations require disclosure of privacy policies and certain security breaches to consumers and, in some circumstances, allow consumers to prevent disclosure of certain personal information to a non-affiliated third party. These provisions affect, among other things, how consumer information is transmitted through diversified financial companies and conveyed to outside vendors.

Office of Foreign Assets Control Regulation
The United States has imposed economic sanctions that affect transactions with designated foreign countries, nationals and others. These are known as the “OFAC” rules based on their administration by the U.S. Treasury Department Office of Foreign Assets Control (“OFAC”). The OFAC-administered sanctions take many forms. Generally, however, they contain one or more of the following elements: (i) restrictions on trade with or investment in a sanctioned country, including prohibitions against direct or indirect imports from and exports to a sanctioned country and prohibitions on “U.S. persons” engaging in financial transactions relating to making investments in, or providing investment-related advice or assistance to, a sanctioned country; and (ii) a blocking of assets in which the government or specially designated nationals of the sanctioned country have an interest, by prohibiting transfers of property subject to a U.S. jurisdiction (including property in the possession or control of U.S. persons). Blocked assets (e.g., property and bank deposits) cannot be paid out, withdrawn, set off or transferred in any manner without a license from OFAC. Failure to comply with these sanctions could have serious legal and reputational consequences.

Consumer Protection Laws
In connection with their lending and leasing activities, the Company’s banking subsidiaries are subject to a number of federal and state laws designed to protect borrowers and promote lending. These laws include the Equal Credit Opportunity Act, the Fair Credit Reporting Act, the Fair and Accurate Credit Transaction Act of 2003, Electronic Funds Transfer Act, the Expedited Funds Availability Act, the Truth in Lending Act, the Truth in Savings Act, the Home Mortgage Disclosure Act, and the Real Estate Settlement Procedures Act, and similar laws at the state level. The Company’s failure to comply with any of the consumer financial laws can result in civil actions, regulatory enforcement action by the federal banking agencies and the U.S. Department of Justice.

Additionally, the Dodd-Frank Act established a new Bureau of Consumer Financial Protection (“CFPB”) with broad powers to supervise and enforce consumer protection laws. The CFPB has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions, including the authority to prohibit “unfair, deceptive or abusive” acts and practices. The CFPB has examination and enforcement authority over all banks and savings institutions with more than $10 billion in assets. The Company and its subsidiaries are required to comply with the rules of the CFPB; however, these rules are generally enforced by our primary regulators, the FRB and the FDIC.

Cybersecurity
The Bank is also subject to data security standards and privacy and data breach notice requirements as established by federal and state regulators. Federal banking agencies, through the Federal Financial Institutions Examination Council, have adopted guidelines to encourage financial institutions to address cybersecurity risks and identify, assess and mitigate these risks, both internally and at critical third party service providers. For example, federal banking regulators have highlighted that financial institutions should establish several lines of defense and design their risk management processes to address the risk posed by compromised customer credentials. Further, financial institutions are expected to maintain sufficient business continuity planning processes designed to facilitate a recovery, resumption and maintenance of the institution’s operations after a cyber-attack.

Additionally, the Company must comply with a NYSDFS rule entitled “Cybersecurity Requirements for Financial Services Companies,” which became effective March 1, 2017, subject to a full phase-in over the following two years, concluding in 2019. This NYSDFS rule requires financial services companies, including Tompkins, to maintain a maintain a cybersecurity program designed to protect the confidentiality, integrity and availability of the company’s information systems, establish cybersecurity policies and procedures, identify persons responsible for implementing and enforcing the cybersecurity program and cybersecurity policies and procedures, and conduct periodic risk assessments of its information systems. See Item 1A. Risk Factors for a further discussion of risks related to cybersecurity.

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
Additionally, the FRB, OCC and FDIC have issued comprehensive final guidance on incentive compensation policies intended to ensure that the incentive compensation policies of banking organizations do not undermine the safety and soundness of such organizations by encouraging excessive risk-taking. The guidance, which covers all employees that have the ability to materially affect the risk profile of an organization, either individually or as part of a group, is based upon the key principles that a banking organization’s incentive compensation arrangements should (i) provide incentives that do not encourage risk-taking beyond the organization’s ability to effectively identify and manage risks, (ii) be compatible with effective internal controls and risk management, and (iii) be supported by strong corporate governance, including active and effective oversight by the organization’s board of directors. Management believes the current and past compensation practices of the Company do not encourage excessive risk taking or undermine the safety and soundness of the organization.

The FRB reviews, as part of the regular, risk-focused examination process, the incentive compensation arrangements of banking organizations, such as the Company, that are not “large, complex banking organizations.” The findings of the supervisory initiatives are included in reports of examination and deficiencies can lead to limitations on the Company’s abilities and even enforcement actions.

The Company is also subject to the NYSDFS rule “Guidance on Incentive Compensation Arrangements,” which directs all New York state regulated banks (including the Trust Company, Tompkins Bank of Castile, and Tompkins Mahopac Bank) to ensure that any employee incentive arrangements do not encourage inappropriate risk-taking or improper sales practices. Under this guidance, incentive compensation based on employee performance indicators may only be paid if the bank has effective risk management, oversight and control systems in place. We believe the Company is compliant with all state and federal regulation regarding incentive compensation

Other Legislative Initiatives
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
Employees
At December 31, 2018, the Company had 1,035 employees, approximately 116 of whom were part-time. No employees are covered by a collective bargaining agreement and the Company believes its employee relations are excellent.

Available Information
The Company maintains a website at www.tompkinsfinancial.com. The Company makes available free of charge through its website its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, its proxy statements related to its shareholders’ meetings, and amendments to these reports or statements, filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after the Company electronically files such material with, or furnishes such material to, the SEC. Copies of these reports are also available at no charge to any person who requests them, with such requests directed to Tompkins Financial Corporation, Investor Relations Department, 118 E. Seneca St., P.O. Box 460, Ithaca, New York 14850, telephone no. (888) 503-5753. The SEC maintains an Internet website that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC, including material filed by the Company, at www.sec.gov. The information contained on the Company's website is provided for the information of the reader and it is not intended to be active links. The Company is not including the information contained on the Company’s website as a part of, or incorporating it by reference into, this Annual Report on Form 10-K, or into any other report filed with or furnished to the SEC by the Company.

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
The Company offers different types of commercial loans to a variety of businesses, and we believe commercial loans will continue to comprise a significant concentration of our loan portfolio in 2019 and beyond. Real estate lending is generally considered to be collateral-based lending with loan amounts based on predetermined loan-to-collateral values. As such, declines in real estate valuations in the Company’s market area would lower the value of the collateral securing these loans. Additionally, the Company has experienced, and expects to continue experiencing, increased competition in commercial real estate lending. This increased competition may inhibit the Company's ability to generate additional commercial real estate loans or maintain its current inventory of commercial real estate loans. The Company’s commercial business loans are made based primarily on the cash flow and creditworthiness of the borrower and secondarily on the underlying collateral provided by the borrower, with liquidation of the underlying real estate collateral being viewed as the primary source of repayment in the event of borrower default. The borrowers’ cash flow may be difficult to predict, and collateral securing these loans may fluctuate in value. Although commercial business loans are often collateralized by equipment, inventory, accounts receivable, or other business assets, the liquidation of collateral in the event of default is often an insufficient source of repayment. As of December 31, 2018, commercial and commercial real estate loans totaled $3.4 billion or 70.7% of total loans.

The Company’s agricultural loans are often dependent upon the health of the agricultural industry in the location of the borrower, and the ability of the borrower to repay may be affected by many factors outside of the borrower’s control.
As part of the Company’s commercial business lending activities, the Company originates agricultural loans, consisting of agricultural real estate loans and agricultural operating loans. As of December 31, 2018, $277.7 million or 5.7% of the Company’s total loan portfolio consisted of agriculturally-related loans, including $170.2 million in agricultural real estate loans and $107.5 million in agricultural operating loans. Payments on agricultural loans are dependent on the profitable operation or management of the related farm property. The success of the farm may be affected by many factors outside the control of the borrower, including adverse weather conditions that prevent the planting of a crop or limit crop yields (such as hail, drought and floods), loss of livestock due to disease or other factors, declines in market prices for agricultural products and the impact of governmental regulations and subsidies (including changes in price supports and environmental regulations). Many farms are dependent upon a limited number of key individuals whose injury or death may significantly affect the successful operation of the farm. If the cash flow from a farming operation is diminished, the borrower’s ability to repay the loan may be impaired. While agricultural operating loans are generally secured by a blanket lien on the farm’s operating assets, any repossessed collateral in respect of a defaulted loan may not provide an adequate source of repayment of the outstanding balance.

Additionally, the profitable operation or management of the related farm properties, and the value thereof, is impacted by changes in U.S. government trade policies. In 2018, the U.S. government implemented tariffs on certain products, and certain countries or entities, such as Mexico, Canada, China and the European Union, have issued or continue to threaten retaliatory tariffs against products from the United States, including agricultural products. Tariffs, retaliatory tariffs or other trade restrictions on products and materials that farm properties related to our agriculturally-related loans import or export could cause the costs of such farm operations and management to increase, could cause the price of products from such farm operations to increase, could cause demand for such products to decrease and could cause the margins on such products to decrease. Such potential adverse effects on related farm property operations and management could reduce the related farm properties’ revenues, financial results and ability to service debt, which, in turn, could adversely affect our financial condition and results of operations. In addition, to the extent changes in the political environment have a negative impact on us or on the markets in which we operate, our business, results of operations and financial condition could be materially and adversely impacted in the future.

Declines in asset values may result in impairment charges and may adversely affect the value of the Company’s results of operations, financial condition and cash flows.
A majority of the Company’s investment portfolio is comprised of securities which are collateralized by residential mortgages. These residential mortgage-backed securities include securities of U.S. government agencies, U.S. government-sponsored entities, and private-label collateralized mortgage obligations. The Company’s securities portfolio also includes obligations of
U.S. government-sponsored entities, obligations of states and political subdivisions thereof, U.S. corporate debt securities and equity securities. A more detailed discussion of the investment portfolio, including types of securities held, the carrying and fair values, and contractual maturities is provided in the Notes to Consolidated Financial Statements in Part II, Item 8 of this Report. Gains or losses on these instruments may have a direct impact on the results of operations, including higher or lower income and earnings, unless we adequately hedge our positions. The fair value of investments may be affected by factors other than the underlying performance of the issuer or composition of the obligations themselves, such as rating downgrades, adverse changes in the business climate, a lack of liquidity for resale of certain investment securities and changes in interest rates. For example, decreases in interest rates and increases in mortgage prepayment speeds, which are influenced by interest rates and other factors, could adversely impact the value of our securities collateralized by residential mortgages, causing a significant acceleration of purchase premium amortization on our mortgage portfolio because a decline in long-term interest rates shortens the expected lives of the securities. Conversely, increases in interest rates may result in a decrease in residential mortgage loan originations and mortgage prepayment speeds, directly impacting the value of these securities collateralized by residential mortgages. The Company periodically, but not less than quarterly, evaluates investments and other assets for impairment indicators in accordance with U.S. generally accepted accounting principles (“GAAP”). A decline in the fair value of the securities in our investment portfolio could result in an other-than temporary impairment (“OTTI”) write-down that could reduce our earnings. Further, given the significant judgments involved, if we are incorrect in our assessment of OTTI, this error could have a material adverse effect on our results of operation, financial condition, and cash flows.

A decline in the value of our goodwill and other intangible assets could adversely affect our financial condition and results of operations.
As of December 31, 2018, the Company had $99.9 million of goodwill and other intangible assets. The Company is required to test its goodwill and intangible assets for impairment on a periodic basis. A significant decline in the Company’s expected future cash flows, a significant adverse change in business climate, slower growth rates or a significant and sustained decline in the price of the Company’s common stock, may necessitate our taking charges in the future related to the impairment of the Company’s goodwill and intangible assets. If we make an impairment determination in a future reporting period, the Company’s earnings and the book value of these intangible assets would be reduced by the amount of the impairment. Further, a goodwill impairment charge could significantly restrict the ability of our banking subsidiaries to make dividend payments to us without prior regulatory approval, which could have a material adverse effect on our financial condition and results of operations.

The FASB has recently issued an accounting standard update that will result in a significant change in how we recognize credit losses and may have a material impact on our financial condition or results of operations.

In June 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments ("ASU 2016-13") , which replaces the current "incurred loss" model for recognizing credit losses with an "expected loss" model referred to as the Current Expected Credit Loss ("CECL") model. Under the CECL model, we will be required to present certain financial assets carried at amortized cost, such as loans held for investment and held to maturity debt securities, at the net amount expected to be collected. The measurement of expected credit losses is to be based on information about past events, including historical experience, current conditions and reasonable and supportable forecasts that affect the collectability of the reported amount. This measurement will take place at the time the financial asset is first added to the balance sheet and periodically thereafter. This differs significantly from the "incurred loss" model required under current U.S. GAAP, which delays recognition until it is probable a loss has been incurred. Accordingly, the Company expects that the adoption of the CECL model will materially affect how we determine the allowance for loan losses and could require the Company to increase our allowance significantly. Moreover, the CECL model may create more volatility in the level of our allowance for loan losses. If the Company is required to materially increase our level of allowance for loan losses for any reason, such increase could adversely affect the Company's business, financial condition and results of operations.

The Company may be adversely affected by the soundness of other financial institutions.

Financial services institutions are interrelated as a result of trading, clearing, counterparty or other relationships. The Company has exposure to many different industries and counterparties, and routinely executes transactions with counterparties in the financial services industry. The most important counterparty for the Company, in terms of liquidity, is the Federal Home Loan Bank of New York (“FHLBNY”). The Company also has a relationship with the Federal Home Loan Bank of Pittsburgh (“FHLBPITT”). The Company uses FHLBNY as its primary source of overnight funds and also has long-term advances and repurchase agreements with FHLBNY. The Company has placed sufficient collateral in the form of commercial and residential real estate loans at FHLBNY. In addition, the Company is required to hold stock in FHLBNY and FHLBPITT. The amount of borrowed funds and repurchase agreements with the FHLBNY and FHLBPITT, and the amount of FHLBNY and FHLBPITT stock held by the Company, at its most recent fiscal year-end are discussed in Part II, Item 8 of this Report on Form 10-K.

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

The Company’s business may be adversely affected by general economic conditions in local and national markets, the possibility of the economy’s return to recessionary conditions and the possibility of further turmoil or volatility in the financial markets.

General economic conditions impact the banking and financial services industry. The U.S. and global economies have experienced volatility in recent years and may continue to do so for the foreseeable future. There can be no assurance that economic conditions will not deteriorate. Unfavorable or uncertain economic conditions can be caused by many macro and micro factors, including declines in economic growth, business activity or investor or business confidence, limitations on the availability or increases in the cost of credit and capital, increases in inflation or interest rates, the timing and impact of changing governmental policies and other factors. The Company is particularly affected by U.S domestic economic conditions, including U.S. interest rates, the unemployment rate, housing prices, the level of consumer confidence, changes in consumer spending, the number of personal bankruptcies and other factors. A decline in U.S. domestic business and economic conditions, without rapid recovery, could have adverse effects on our business, including the following:

•
consumer and business confidence levels could be lowered and cause declines in credit usage, adverse changes in payment patterns, decreases in demand for loans or other financial products and services and decreases in deposits or investments in accounts with Company;

•
the Company’s ability to assess the creditworthiness of its customers may be impaired if the models and approaches the Company uses to select, manage and underwrite its customers become less predictive of future behaviors;

•
demand for and income received from the Company's fee-based services, including investment services and insurance commissions and fees, could continue to decline, the cost to the Company to provide any or all products and services could increase and the levels of assets under management could materially impact revenues from our trust and wealth management businesses; and

•	the credit quality or value of loans and other assets or collateral securing loans may decrease.

Our business is concentrated in and largely dependent upon the continued growth and welfare of the general geographic markets in which we operate.

Our operations are heavily concentrated in the New York State and, to a lesser extent, Pennsylvania and, as a result, our financial condition, results of operations and cash flows are significantly impacted by changes in the economic conditions in those areas. Therefore, the Company’s financial performance generally, and in particular, the ability of borrowers to pay interest on and repay the principal of outstanding loans and the value of collateral securing these loans, is highly dependent upon the business environment in the markets where the Company operates, particularly New York State and Pennsylvania. Our success depends to a significant extent upon the business activity, population, income levels, deposits and real estate activity in these markets. Although our clients’ business and financial interests may extend well beyond these markets, adverse economic conditions that affect these markets could disproportionately reduce our growth rate, affect the ability of our clients to repay their loans to us, affect the value of collateral underlying loans and generally affect our financial condition and results of operations. Because of our geographic concentration, we are less able than other regional or national financial institutions to diversify our credit risks across multiple markets. For additional information on our market area, see Part I, Item 1, “Business” of this Report on Form 10-K.

Our business may be adversely affected by changes in fiscal and monetary policy in the United States.

Uncertainties surrounding fiscal and monetary policies present economic challenges. For example, actions taken by the Federal Reserve, including the announced changes in the size of its balance sheet and the announced changes to its "quantitative easing" program and “tapering,” are beyond our control, difficult to predict and can affect interest rates and the value and credit quality of our loan portfolio and the value of our other assets, and can adversely impact our borrowers’ ability to borrow and ability to repay their debt to us. We cannot predict the timing or extent of future changes in fiscal and monetary policy and, as a result, we cannot predict the effect on our operations and revenues.

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

The Company’s earnings, financial condition and liquidity are susceptible to fluctuations in market interest rates. Interest rates are affected by many factors which are outside of our control, including financial regulation, economic/monetary policy, and political conditions, and other factors. In particular, the recent changes in U.S. economic and monetary policy may indicate that the FRB will continue to raise short-term interest rates over the next several quarters. The announced ending of the FRB’s program of "quantitative easing", and initiation of a “tapering” program, which may lead to a smaller FRB balance sheet and, in turn, impact market interest rates and liquidity availability. Net interest income, which is the difference between interest earned on loans and investments and interest paid on deposits and borrowings, is our primary source of revenue, and could be adversely impacted by fluctuations in interest rates. For example, if interest rates rise, our funding costs, particularly the cost of deposits, may also begin to rise with a trajectory influenced by the absolute level of interest rates, the pace of interest rate increases and the rate of loan growth.

A rise in the costs of deposits, influenced by the rates that our competitors pay on deposits, may result in an increase in our funding cost, either because we raise our rates to avoid losing deposits or because we lose deposits and must rely on more expensive sources of funding, either of which may adversely impact our net interest margin and net interest income. The cost of deposits has risen and may continue to rise. Changes in interest rates may have a different effect on the interest earned on our assets than it does on the interest paid on our borrowings or other liabilities. This is because our assets and liabilities reprice at different times and by different amounts as interest rates change. Generally, the impact on earnings stemming from interest rate shifts is more adverse when the slope of the yield curve flattens; that is, when short-term interest rates increase more than long-term interest rates or when long-term interest rates decrease more than short-term interest rates. The level of net interest income is dependent upon the volume and mix of interest-earning assets and interest-bearing liabilities, the level of nonperforming assets, and the level and trend of interest rates. Changes in market interest rates will also affect the level of prepayments on the Company’s loans and payments on mortgage-backed securities, resulting in the receipt of proceeds that may be reinvested at a lower rate than the loan or mortgage-backed security being prepaid. Interest rates are highly sensitive to many factors, including: inflation, economic growth, employment levels, monetary policy and international markets. Significant fluctuations in interest rates could have a material adverse effect on the Company’s earnings, financial condition, and liquidity. The Company’s efforts to manage interest rate risk may not be sufficient to prevent these adverse outcomes.

Interest rate increases often result in larger payment requirements for the Company’s borrowers, which increase the potential for default by our borrowers. At the same time, the marketability of the property securing a loan may be adversely affected by any reduced demand resulting from higher interest rates. In a declining interest rate environment, there may be an increase in prepayments on loans as borrowers refinance their loans at lower rates. Changes in interest rates can also affect the value of loans, securities and other assets which could have a material adverse effect on the Company’s results of operations and cash flows.

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

The Company is subject to extensive state and federal laws and regulations, supervision and legislation that affect how it conducts its business. The majority of these laws and regulations are for the protection of consumers, depositors and the deposit insurance funds. The regulations influence such things as the Company’s lending practices, capital structure, investment practices, and dividend policy. The Dodd-Frank Act, which established the CFPB, and enacted other reforms, has had, and will continue to have, a significant effect on the entire financial services industry. Compliance with these regulations and other initiatives negatively impacts revenue and increases the cost of doing business on an ongoing basis. Further, under the current climate of regulatory reform, the future of currently effective, proposed and potential future regulations and legislation is unclear. New regulatory requirements or changes to existing requirements could necessitate changes to the Company’s businesses, result in increased compliance costs and affect the profitability of such businesses. Refer to “Supervision and Regulation” in Part I, Item 1 - “Business” of this Report on Form 10‑K for additional information on material laws and regulations impacting the Company’s business.

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
Our success as a Company relies on maintaining the value of our brand and our good reputation with our current and potential customers and employees. Through our branding, we communicate to the market about our Company and our product and service offerings. Maintaining a positive reputation is critical to our attracting and retaining clients and employees. Accordingly, reputational damage would likely have a materially adverse impact on our business prospects and our ability to execute on our business strategy. Harm to our reputation can arise from many sources, including regulatory actions or fines, improperly handled conflicts of interest, operating system failures or security breaches, customer complaints, litigation, actual or perceived employee misconduct, misconduct by our outsourced service providers or other counterparties, or other unethical or improper behavior conducted by our Company or affiliated service providers or other counterparties could all cause harm to our reputation, impair our ability to attract and retain customers, make it more difficult or expensive to obtain external funding and have other adverse effects on our business, results of operations and financial condition. Negative publicity regarding us or any of our subsidiaries, whether or not accurate, may damage our reputation, which could have a material adverse effect on our assets, business, prospects, financial condition and results of operations.

The Company could be subject to environmental risks and associated costs on real estate properties owned by the Company, real estate properties that collateralize the Company’s loans or real estate properties that the Company obtains title to.

The Company owns various properties used in the operation of its business. In addition, from time to time, the Company forecloses on properties or may be deemed to become involved in the management of its borrowers’ properties. The Company could be subject to environmental liabilities imposed by applicable federal and state laws with respect to any of these properties. For example, we may be held liable to a government entity or to third parties for property damage, personal injury, investigation and clean-up costs incurred by these parties in connection with environmental contamination, or may be required to clean up hazardous or toxic substances, or chemical releases, at a property, or may be subject to common law claims by third parties for damages and costs resulting from environmental contamination emanating from the property. Additionally, a significant portion of our loan portfolio at December 31, 2018 was secured by real estate and, if the real estate securing our assets is subject to environmental liability, our collateral position may be substantially weakened. Any such environmental liabilities imposed on the Company could have a material adverse impact on the Company's financial condition or results of operations.

The Company may be exposed to regulatory sanctions or liability if we do not timely detect and report money laundering or other illegal activities.

We are required to comply with anti-money laundering and anti-terrorism laws. These laws and regulations require us, among things, to enact policies and procedures to confirm the identity of our customers, and to report suspicious transactions to regulatory agencies. These laws and regulations are complex and require costly, sophisticated monitoring systems and qualified personnel. The policies and procedures that we have adopted in order to detect and prevent such illegal transactions may not be successful in eliminating all instances of such transactions. To the extent we fail to fully comply with applicable laws and regulations, we face the possibility of fines or other penalties, such as restrictions on our business activities, and we may also suffer reputational harm, all of which could have a material adverse effect on our business, results of operations and financial condition. Refer to “Supervision and Regulation” in Part I, Item 1 - “Business” of this Report on Form 10‑K for additional information on anti-money laundering and anti-terrorism laws impacting the Company’s business.

We will be subject to heightened regulatory requirements if we exceed $10 billion in total consolidated assets.

Based on our historical growth rates and current size, it is possible that our total assets could exceed $10 billion dollars in the future. Our total consolidated assets on December 31, 2018 were $6.8 billion. The Dodd-Frank Act and its implementing regulations impose enhanced supervisory requirements on bank holding companies with more than $10 billion in total consolidated assets.

In addition to the additional regulatory requirements that we will become subject to upon crossing this asset threshold, federal financial regulators may require the Company to, or the Company may proactively, take actions to prepare for compliance with such increased regulations before we exceed $10 billion in total consolidated assets. We may, therefore, incur significant compliance costs in an effort to ensure compliance before we reach $10 billion in total consolidated assets. These additional compliance costs, if they occur, may adversely affect our business, results of operations and financial condition.

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
Competition for commercial banking and other financial services is strong in the Company’s market areas. In one or more aspects of its business, the Company’s subsidiaries compete with other commercial banks, savings and loan associations, credit unions, finance companies, Internet-based financial services companies, mutual funds, insurance companies, brokerage and investment banking companies, and other financial intermediaries. In addition, a number of out-of-state financial intermediaries have opened production offices, or otherwise solicit deposits, or have announced plans to do so in the Company’s market areas. Some of these competitors have substantially greater resources and lending capabilities than the Company and may offer services that the Company does not currently provide. In addition, many of the Company’s non-bank competitors are not subject to the same extensive Federal regulations that govern financial holding companies and Federally-insured banks. The financial services industry could become even more competitive as a result of legislative, regulatory and technological changes and continued consolidation. Additionally, technology has lowered barriers to entry and made it possible for non-banks to offer products and services traditionally provided by banks, such as automatic transfer and automatic payment systems. Failure to compete effectively to attract new and retain current customers could adversely affect our growth and profitability, which could have a materially adverse effect on our business, financial condition and results of operations.

We continually encounter technological changes and the failure to understand and adapt to these changes could hurt our business.

The financial services industry is continually undergoing rapid technological changes with frequent introductions of new technology-driven products and services which increase efficiency and enable financial institutions to serve customers better and to reduce costs. The Company’s future success depends, in part, upon its ability to leverage technology to increase our operational efficiency as well as address the current and evolving needs of our customers. However, our competitors may have greater resources to invest in technological improvements, we may not always have capital levels which are sufficient to support a robust investment in our technology infrastructure or we may not be able to effectively implement new technology-driven products and services or be successful in marketing these products and services to our customers. Failure to successfully keep pace with technological changes affecting the financial services industry could have a material adverse effect on the Company’s business and, in turn, the Company’s financial condition and results of operations.

Our success depends on our ability to offer our customers an evolving suite of products and services, and we may not be able to effectively manage the risks inherent in the development of financial products and services.

We continually monitor our suite of products and services, and prioritize new offerings based on our determination of customer demand, within regulatory parameters for financial products. We may invest significant time and resources in new products which become obsolete, or do not generate the revenues we had anticipated, or which are ultimately deemed unacceptable by regulatory authorities. As we expand the range and complexity of our products and services, we are exposed to increasingly complex risks, including potential fraud, and our employees and risk management systems may not be adequate to mitigate such risks effectively. Our failure to effectively identify and manage these risks and uncertainties could have a material adverse effect on our business.
The Company may be adversely affected by fraud.

As a financial institution, the Company is inherently exposed to operational risk in the form of theft and other fraudulent activity by employees, customers and other third parties targeting the Company and/or the Company’s customers or data. Such activity may take many forms, including check fraud, electronic fraud, wire fraud, phishing, social engineering and other dishonest acts. Although the Company devotes substantial resources to maintaining effective policies and internal controls to identify and prevent such incidents, given the increasing sophistication of possible perpetrators, the Company may experience financial losses or reputational harm as a result of fraud. Fraudulent activity could have a material adverse effect on the Company’s business, financial condition and results of operations.

Our business requires the collection and retention of large volumes of sensitive data, which is subject to extensive regulation and oversight and exposes our business to additional risks.
In our ordinary course of business, we collect and retain large volumes of customer data, including personally identifiable information in various information systems that we maintain and in those maintained by third parties with whom we contract to provide data services. We also maintain important internal Company data such as personally identifiable information about our employees and information relating to our operations. Our customers and employees have been, and will continue to be, targeted by cybersecurity threats attempting to misappropriate passwords, bank account information or other personal information. Our attempts to mitigate these threats may not be successful as cybercrimes are complex and continue to evolve. Publicized information concerning security and cyber-related problems could cause us to incur reputational harm and discourage our customers from using our electronic or web-based applications or solutions, which could harm their utility as a means of conducting commercial transactions.

Even the most well protected information, networks, systems and facilities remain potentially vulnerable because the techniques used in breach attempts or other disruptions are constantly evolving and generally are not recognized until launched against a target, and in some cases are designed not to be detected and, in fact, may not be detected. Accordingly, we may be unable to anticipate these techniques or to implement adequate security barriers or other preventative measures. A security breach or other significant disruption of our information systems or those related to our customers, merchants and our third party vendors, including as a result of cyber-attacks, could (i) disrupt the proper functioning of our internal, or our third-party vendors’, networks and systems and therefore our operations and/or those of certain of our customers; (ii) result in the unauthorized access to, and destruction, loss, theft, misappropriation or release of confidential, sensitive or otherwise valuable information of ours or our customers; (iii) result in a violation of applicable privacy, data breach and other laws, subjecting us to additional regulatory scrutiny and expose the us to civil litigation, governmental fines and possible financial liability; (iv) require significant management attention and resources to remedy the damages that result; or (v) harm our reputation or cause a decrease in the number of customers that choose to do business with us. The occurrence of any of the foregoing could have a material adverse effect on our business, financial condition and results of operations.

A breach of information or other technological security, including as a result of cyber-attacks, could have a material adverse effect on our business, financial condition and results of operations.

In the ordinary course of business we rely on electronic communications and information systems, both internal and provided by external third parties, to conduct our operations and to store, process, and/or transmit sensitive data on a variety of computing platforms and networks and over the Internet. We cannot be certain that all of our systems, or third-party systems upon which we rely, are free from vulnerability to attack or other technological difficulties or failures. Information security breaches and cybersecurity-related incidents may include attempts to access information, including customer and company information, malicious code, computer viruses, phishing, denial of service attacks and other means of intrusion that could result in unauthorized access, misuse, loss or destruction of data (including confidential customer or employee information), account takeovers, unavailability of service or other events. These types of threats may derive from human error, fraud or malice on the part of external or internal parties, or may result from accidental technological failure. Further, to access our products and services our customers may use computers and mobile devices that are beyond our security control systems. If information security is breached or difficulties or failures occur, despite the controls we and our third party vendors have instituted, information may be lost or misappropriated, resulting in financial loss or costs, reputational harm or damages and litigation, regulatory investigation costs or remediation costs to us or others. While we maintain specific “cyber” insurance coverage, which would apply in the event of many breach scenarios, the amount of coverage may not be adequate in any particular case. Furthermore, because cyber threat scenarios are inherently difficult to predict and can take many forms, some breaches may not be covered under our cyber insurance coverage. Any of these consequences could have a material adverse effect on our financial condition and results of operations.

The risk of a security breach or disruption, particularly through cyber-attack or cyber intrusion, has significantly increased, in part due to the expansion of new technologies, the increased use of the Internet and mobile services and the increased intensity and sophistication of attempted attacks and intrusions from around the world. The threat from cyber-attacks is severe, attacks are sophisticated and increasing in volume, and attackers respond rapidly to changes in defensive measures. Our systems and those of our customers and third-party service providers are under constant threat and it is possible that we could experience a significant event in the future. Our technologies, systems, networks and software, and those of other financial institutions have been, and are likely to continue to be, the target of cybersecurity threats and attacks, which may range from uncoordinated individual attempts to sophisticated and targeted measures directed at us. Risks and exposures related to cybersecurity attacks are expected to remain high for the foreseeable future due to the rapidly evolving nature and sophistication of these threats as well as the expanding use of Internet banking, mobile banking and other technology-based products and services by us and our customers. As cyber threats continue to evolve, we may be required to expend significant additional resources to modify our protective measures or to investigate and remediate any information security vulnerabilities.

The Company is subject to risks presented by acquisitions, which, if realized, could negatively affect our results of operations and financial condition.
The Company’s strategic initiatives include diversification within its markets, growth of its fee-based businesses, and growth internally and through acquisitions of financial institutions, branches, and financial services businesses. As such, the Company has acquired, and from time to time considers acquiring, banks, thrift institutions, branch offices of banks or thrift institutions, or other businesses within markets currently served by the Company or in other locations that would complement the Company’s business or its geographic reach. In 2018, the Company did not initiate or complete any acquisitions considering, in part, the increased competition with other regional banks for strategic acquisitions. Additionally, future acquisitions will be accompanied by the risks commonly encountered in acquisitions. These risks include: the difficulty of integrating operations and personnel, the potential disruption of our ongoing business, the inability of management to realize or maximize anticipated financial and strategic positions, increased operating costs, the inability to maintain uniform standards, controls, procedures and policies, the difficulty and cost of obtaining adequate financing, the potential for litigation risk, the potential loss of members of a key executive management group, the potential reputational damage and the impairment of relationships with employees and customers as a result of changes in ownership and management. Further, the asset quality or other financial characteristics of an acquired company may deteriorate after the acquisition agreement is signed or after the acquisition closes. We cannot provide any assurance that we will be successful in overcoming these risks or any other problems encountered in connection with acquisitions and any of these risks, if realized, could have an adverse effect on our results of operations and financial condition.

The Company's operations may be adversely affected if its external vendors do not perform as expected or if its access to third-party services is interrupted.
The Company relies on certain external vendors to provide products and services necessary to maintain the day-to-day operations of the Company. Some of the products and services provided by vendors include key components of our business infrastructure including data processing and storage and internet connections and network access, among other products and services. Accordingly, the Company’s operations are exposed to the risk that these vendors will not perform in accordance with the contracted arrangements or under service level agreements. The failure of an external vendor to perform in accordance with the contracted arrangements or under service level agreements, because of changes in the vendor’s organizational structure, financial condition, support for existing products and services or strategic focus or for any other reason, could disrupt the Company’s operations. If we are unable to find alternative sources for our vendors’ services and products quickly and cost-effectively, the failures of our vendors could have a material adverse impact on the Company’s business and, in turn, the Company’s financial condition and results of operations.

Additionally, our information technology and telecommunications systems interface with and depend on third-party systems, we could experience service denials if demand for such services exceeds capacity or such third-party systems fail or experience interruptions. If sustained or repeated, a system failure or service denial could result in a deterioration of our ability to process new and renewal loans, gather deposits and provide customer service, compromise our ability to operate effectively, damage our reputation, result in a loss of customer business and subject us to additional regulatory scrutiny and possible financial liability, any of which could have a material adverse effect on our financial condition and results of operations.

Risks Associated with the Company’s Common Stock

The Company’s stock price may be volatile.

The Company’s stock price can fluctuate widely in response to a variety of factors, including: actual or anticipated variations in our operating results; recommendations by securities analysts; significant acquisitions or business combinations; operating and stock price performance of other companies that investors deem comparable to Tompkins; new technology used, or services offered by our competitors; news reports relating to trends, concerns and other issues in the financial services industry; and changes in government regulations. Other factors, including general market fluctuations, industry-wide factors and economic and general political conditions and events, including foreign and national governmental policy decisions, terrorist attacks, economic slowdowns or recessions, interest rate changes, credit loss trends or currency fluctuations, may adversely affect the Company’s stock price even though they do not directly pertain to the Company’s operating results.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The Company’s executive offices are located at 118 East Seneca Street in Ithaca. Our new headquarters was completed at this location in the second quarter of 2018, resulting in the consolidation of some staff and operations into a single location; and enabling the Company to sell two previously-owned buildings in Ithaca, New York.

The Company’s banking subsidiaries have 66 branch offices, of which 34 are owned and 32 are leased at market rents. The Company’s insurance subsidiary has 5 stand-alone offices, of which 3 are owned by the Company and 2 are leased at market rents. The Company’s wealth management and financial planning division has 2 offices which are leased at a market rent, and shares other locations with the Company’s other subsidiaries. Management believes the current facilities are suitable for their present and intended purposes. For additional information about the Company’s facilities, including rental expenses, see “Note 6 Premises and Equipment” in Notes to Consolidated Financial Statements in Part II, Item 8. of this Report.

Item 3. Legal Proceedings

The Company is subject to various claims and legal actions that arise in the ordinary course of conducting business. Management does not expect the ultimate disposition of these matters to have a material adverse impact on the Company’s financial statements.

Item 4. Mine Safety Disclosures

Not applicable

Executive Officers of the Registrant

The information concerning the Company’s executive officers is provided below as of March 1, 2019.

Name	Age	Title	Year Joined Company
Stephen S. Romaine	54	President and CEO	January 2000
David S. Boyce	52	Executive Vice President	January 2001
Francis M. Fetsko	54	Executive Vice President, COO, CFO and Treasurer	October 1996
Alyssa H. Fontaine	38	Executive Vice President & General Counsel	January 2016
Scott L. Gruber	62	Executive Vice President	April 2013
Gregory J. Hartz	58	Executive Vice President	August 2002
Brian A. Howard	54	Executive Vice President	July 2016
Gerald J. Klein, Jr.	60	Executive Vice President	January 2000
John M. McKenna	52	Executive Vice President	April 2009
Susan M. Valenti	64	Executive Vice President of Corporate Marketing	March 2012
Steven W. Cribbs	42	Senior Vice President, Chief Risk Officer	June 2018
Bonita N. Lindberg	62	Senior Vice President, Director of Human Resources	December 2015

Business Experience of the Executive Officers:

Stephen S. Romaine was appointed President and Chief Executive Officer of the Company effective January 1, 2007. From 2003 through 2006, he served as President and Chief Executive Officer of Mahopac Bank. Mr. Romaine currently serves on the board of the Federal Home Loan Bank of New York and the New York Bankers Association.

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

Alyssa H. Fontaine joined the Company in January 2016 as Executive Vice President and General Counsel. She had previously been a partner in the corporate/securities practice group of Harris Beach PLLC, a regional law firm which she joined in 2006. Ms. Fontaine serves on the American Bankers Association General Counsels Committee.

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

Brian A. Howard has been employed by the Company since July 2016 and was appointed President of Tompkins Financial Advisors and Executive Vice President of the Company effective July 25, 2016. Prior to joining Tompkins, he served as a Senior Vice President, Market Manager for Key Bank covering the Central New York region from May 2012 to July 2016, where he oversaw the bank’s full service wealth management division for high net worth clients.

Gerald J. Klein, Jr. has been employed by the Company since 2000 and was appointed President and Chief Executive Officer of Mahopac Bank and Executive Vice President of the Company effective January 1, 2007. Mr. Klein currently serves on the Board of the Independent Bankers Association of New York (IBANYS) and is as a member of the Community Depository Institutions Advisory Council of the Federal Reserve Bank of NY.

John M. McKenna has been employed by the Company since April 2009. He was appointed President and CEO of The Bank of Castile effective January 1, 2015. From 2009 to 2014, Mr. McKenna was a senior vice president at The Bank of Castile, concentrating in commercial lending. Mr. McKenna currently serves on the New York Bankers Association Political Action Committee (NYBA PAC).

Susan M. Valenti joined Tompkins in March of 2012 as Senior Vice President, Corporate Marketing. She was promoted to Executive Vice President of the Company in June 2014.

Steven W. Cribbs joined Tompkins in June 2018 as Senior Vice President, Chief Risk Officer.  Prior to joining Tompkins, Mr. Cribbs served as Director of Enterprise Risk Management at Customers Bancorp, Inc. from 2016 to 2018 and Senior Vice President and Chief Risk Officer at Metro Bancorp, Inc. from 2012 to 2016.

Bonita N. Lindberg joined Tompkins in December 2015 as Senior Vice President, Director of Human Resources. Before joining the Company, Ms. Lindberg served as Director of Human Resources at Cortland Regional Medical Center (2014 - 2015); prior to that she served as the Director of Organizational Development at Albany International Corporation. Ms. Lindberg serves on the HR Conference Committee for New York Bankers Association.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Price and Dividend Information

The Company’s common stock is traded under the symbol “TMP” on the NYSE American.

While the Company has a long history of paying cash dividends on shares of its common stock, the Company's ability to pay dividends is generally limited to earnings from the prior year, although retained earnings and dividends from its subsidiaries may also be used to pay dividends under certain circumstances. The Company's primary source of funds to pay for shareholder dividends is receipt of dividends from its subsidiaries. Future dividend payments to the Company by its subsidiaries will be dependent on a number of factors, including earnings and the financial condition of each subsidiary, and are subject to regulatory limitations discussed in "Supervision and Regulation" in Part I, Item 1 of this Report.

The following table reflects all Company repurchases, including those made pursuant to publicly announced plans or programs, during the quarter ended December 31, 2018.

Issuer Purchases of Equity Securities
	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
Period	(a)	(b)	(c)	(d)
October 1, 2018 through
October 31, 2018	2,741	$75.20	1,483	398,517

November 1, 2018 through
November 30, 2018	13,826	$76.64	1,500	397,017

December 1, 2018 through
December 31, 2018	14,000	$73.30	14,000	383,017
Total	30,567	$74.98	16,983	383,017

Included above are 1,258 shares purchased in October 2018, at an average cost of $78.92, and 547 shares purchased in November 2018, at an average cost of $78.35, by the trustee of the rabbi trust established by the Company under the Company’s Stock Retainer Plan For Eligible Directors of Tompkins Financial Corporation and Participating Subsidiaries, which were part of the director deferred compensation under that plan.  In addition, the table includes 11,779 shares delivered to the Company in November 2018 at an average cost of $77.02 to satisfy mandatory tax withholding requirements upon vesting of restricted stock under the Company's 2009 Equity Plan.

On July 19, 2018, the Company’s Board of Directors authorized a share repurchase plan for the Company to repurchase up to 400,000 shares of the Company’s common stock. Purchases may be made over the 24 months following adoption of the plan. The repurchase program may be suspended, modified or terminated by the Board of Directors at any time for any reason. This plan replaced the Company's 400,000 share plan announced on July 21, 2016 which expired in July 2018. Under the current plan, the Company repurchased 16,983 shares through December 31, 2018, at an average cost of $73.17.

Recent Sales of Unregistered Securities

None.

Performance Graph
The following graph compares the Company’s cumulative total stockholder return over the five-year period from December 31, 2013 through December 31, 2018, with (1) the total return for the NASDAQ Composite and (2) the total return for SNL Bank Index. The graph assumes $100.00 was invested on December 31, 2013, in the Company’s common stock and the comparison groups and assumes the reinvestment of all cash dividends prior to any tax effect and retention of all stock dividends.

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

	Period Ending
Index	12/31/13	12/31/14	12/31/15	12/31/16	12/31/17	12/31/18
Tompkins Financial Corporation	100.00	111.35	116.71	201.90	177.53	167.70
NASDAQ Composite	100.00	114.75	122.74	133.62	173.22	168.30
SNL Bank	100.00	111.79	113.69	143.65	169.64	140.98

Item 6. Selected Financial Data

The following consolidated selected financial data is taken from the Company’s audited financial statements as of and for the five years ended December 31, 2018. The following selected financial data should be read in conjunction with the consolidated financial statements and the notes thereto in Part II, Item 8. of this Report. All of the Company’s acquisitions during the five year period were accounted for using the purchase method. Accordingly, the operating results of the acquired companies are included in the Company’s results of operations since their respective acquisition dates.

	Year ended December 31,
(in thousands except per share data)	2018	2017	2016	2015	2014
FINANCIAL STATEMENT HIGHLIGHTS
Assets	$6,758,436	$6,648,290	$6,236,756	$5,689,995	$5,269,561
Total loans	4,833,939	4,669,120	4,258,033	3,772,042	3,393,288
Deposits	4,888,959	4,837,807	4,625,139	4,395,306	4,169,154
Other borrowings	1,076,075	1,071,742	884,815	536,285	356,541
Total equity	620,871	576,202	549,405	516,466	489,583
Interest and dividend income	251,592	226,764	202,739	188,746	184,493
Interest expense	39,792	25,460	22,103	20,365	20,683
Net interest income	211,800	201,304	180,636	168,381	163,810
Provision for loan and lease losses	3,942	4,161	4,321	2,945	2,306
Net (losses) gains on securities transactions	(466)	(407)	926	1,108	391
Net income attributable to Tompkins
Financial Corporation	82,308	52,494	59,340	58,421	52,041
PER SHARE INFORMATION
Basic earnings per share	5.39	3.46	3.94	3.91	3.51
Diluted earnings per share	5.35	3.43	3.91	3.87	3.48
Adjusted diluted earnings per share[1]	5.33	4.42	3.91	3.63	3.48
Cash dividends per share	1.94	1.82	1.77	1.70	1.62
Common equity per share	40.45	37.65	36.20	34.38	32.77
SELECTED RATIOS
Return on average assets	1.23%	0.82%	1.01%	1.07%	1.03%
Return on average equity	13.93%	9.09%	10.85%	11.51%	10.76%
Average shareholders’ equity to average assets	8.83%	9.04%	9.28%	9.31%	9.54%
Dividend payout ratio	35.99%	52.60%	44.92%	43.48%	46.15%

OTHER SELECTED DATA (in whole numbers, unless otherwise noted)
Employees (average full-time equivalent)	1,035	1,041	1,019	998	1,000
Banking offices	66	65	66	63	65
Bank access centers (ATMs)	83	84	85	85	85
Trust and investment services assets under management, or custody (in thousands)	$3,806,274	$4,017,363	$3,941,484	$3,852,972	$3,761,972

[1]
Adjusted diluted earnings per share reflects adjustments made for certain nonrecurring items. Adjustments for nonrecurring items in 2018 included a $2.2 million gain on sale of real estate and a $1.9 million write-down of impaired leases ($0.02 per share). Adjustments in 2017 included a $14.9 million ($0.99 per share) one-time non-cash write-down of net deferred tax assets related to the Tax Cuts and Jobs Act of 2017. Adjustments in 2015 included a $3.6 million ($0.24 per share) after-tax gain on a pension plan curtailment. There were no adjustments in 2016 and 2014. Adjusted diluted earnings per share is a non-GAAP measure. Please see the discussion below under “Results of Operations (Comparison of December 31, 2018 and 2017 results) Non-GAAP Disclosure” for an explanation of why management believes this non-GAAP financial measure is useful and a reconciliation to diluted earnings per share.

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

OVERVIEW

Tompkins Financial Corporation (“Tompkins” or the “Company”) is headquartered in Ithaca, New York and is registered as a Financial Holding Company with the Federal Reserve Board under the Bank Holding Company Act of 1956, as amended. The Company is a locally oriented, community-based financial services organization that offers a full array of products and services, including commercial and consumer banking, leasing, trust and investment management, financial planning and wealth management, insurance, and brokerage services. At December 31, 2018, the Company’s subsidiaries included: four wholly-owned banking subsidiaries, Tompkins Trust Company (the “Trust Company”), The Bank of Castile (DBA Tompkins Bank of Castile), Mahopac Bank (DBA Tompkins Mahopac Bank), VIST Bank (DBA Tompkins VIST Bank); and a wholly-owned insurance agency subsidiary, Tompkins Insurance Agencies, Inc. (“Tompkins Insurance”). The Trust Company provides a full array of trust and investment services under the Tompkins Financial Advisors brand, including investment management, trust and estate, financial and tax planning as well as life, disability and long-term care insurance services.  The Company’s principal offices are located at 118 E. Seneca Street, P.O. Box 460, Ithaca, NY, 14850, and its telephone number is (888) 503-5753. The Company’s common stock is traded on the NYSE American under the Symbol “TMP.”

Forward-Looking Statements

This Annual Report on Form 10-K contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The statements contained in this Report that are not statements of historical fact may include forward-looking statements that involve a number of risks and uncertainties. Forward-looking statements may be identified by use of such words as "may", "will", "estimate", "intend", "continue", "believe", "expect", "plan", or "anticipate", and other similar words. Examples of forward-looking statements may include statements regarding; the asset quality of the Company's loan portfolios; the level of the Company's allowance for loan losses; the sufficiency of liquidity sources; the Company's exposure to changes in interest rates; the impact of changes in accounting standards; the likelihood that deferred tax assets will be realized and plans, prospects, growth and strategies. Forward-looking statements are made based on management’s expectations and beliefs concerning future events impacting the Company and are subject to certain uncertainties and factors relating to the Company’s operations and economic environment, all of which are difficult to predict and many of which are beyond the control of the Company, that could cause actual results of the Company to differ materially from those expressed and/or implied by forward-looking statements. The following factors, in addition to those listed as Risk Factors in Item 1A are among those that could cause actual results to differ materially from the forward-looking statements: changes in general economic, market and regulatory conditions; the development of an interest rate environment that may adversely affect the Company’s interest rate spread, other income or cash flow anticipated from the Company’s operations, investment and/or lending activities; changes in laws and regulations affecting banks, bank holding companies and/or financial holding companies, such as the Dodd-Frank Act, Basel III and the Economic Growth, Regulatory Relief, and Consumer Protection Act; technological developments and changes; the ability to continue to introduce competitive new products and services on a timely, cost-effective basis; governmental and public policy changes, including environmental regulation; reliance on large customers; and financial resources in the amounts, at the times and on the terms required to support the Company’s future businesses.

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

Although we believe our process for determining the allowance adequately considers all of the factors that would likely result in credit losses, this evaluation is inherently subjective as it requires material estimates, including expected default probabilities, the loss emergence periods, the amounts and timing of expected future cash flows on impaired loans, and estimated losses based on historical loss experience and current economic conditions. All of these factors may be susceptible to significant change. To the extent that actual results differ from management estimates, additional loan loss provisions may be required that would adversely impact earnings for future periods. For example, if historical loan losses significantly worsen, or if current economic conditions significantly deteriorate, an additional provision for loan losses would be required to increase the allowance for loan and lease losses.

Additionally, in June 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments ("ASU 2016-13") , which replaces the current "incurred loss" model for recognizing credit losses with an "expected loss" model referred to as the Current Expected Credit Loss ("CECL") model. ASU 2016-13 will become effective for the Company for fiscal years beginning after December 15, 2019 and for interim periods within those fiscal years. Under the CECL model, we will be required to present certain financial assets carried at amortized cost at the net amount expected to be collected. Accordingly, the Company’s management anticipates that this significant accounting rule adjustment will materially affect how we determine our allowance for loan and lease losses as well as our accounting for investment securities. For additional information on the CECL model’s anticipated impact on our business and accounting practices, see Part I, Item 1A, “Risk Factors” of this Report on Form 10-K and "Note 1 Summary of Significant Accounting Policies" in Notes to Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K.

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

RESULTS OF OPERATIONS
(Comparison of December 31, 2018 and 2017 results)

General

The Company reported diluted earnings per share of $5.35 in 2018, compared to diluted earnings per share of $3.43 in 2017. Net income for the year ended December 31, 2018, was $82.3 million, an increase of 56.8% compared to $52.5 million in 2017. The 2017 results were impacted by the Tax Cuts and Jobs Act of 2017 (the "TCJA"), resulting in a one-time, non-cash write-down of net deferred tax assets in the amount of $14.9 million. For additional financial information on the impact of the TCJA, refer to "Note 15 - Income Taxes" in the Notes to Consolidated Financial Statements in Part II, Item 8. of this Report.

In addition to earnings per share, key performance measurements for the Company include return on average shareholders’ equity (ROE) and return on average assets (ROA). ROE was 13.93% in 2018, compared to 9.09% in 2017, while ROA was 1.23% in 2018 and 0.82% in 2017. Tompkins’ ROE and ROA at September 30, 2018 (the most recent date for which peer data is publicly available) were in the 81st percentile for ROE and the 54th percentile for ROA of its peer group. The peer group data is derived from the FRB's "Bank Holding Company Performance Report", which covers banks and bank holding companies with assets between $3.0 billion and $10.0 billion as of September 30, 2018 (the most recent report available). Although the peer group data is presented based upon financial information that is one fiscal quarter behind the financial information included in this report, the Company believes that it is relevant to include certain peer group information for comparison to current quarter numbers.

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

Reconciliation of Net Operating Income/Adjusted Diluted Earnings Per Share (Non-GAAP) to Net Income and Earnings Per Share
	For the year ended
	December 31,
(in thousands, except per share data)	2018	2017	2016	2015	2014
Net income attributable to Tompkins Financial Corporation	$82,308	$52,494	$59,340	$58,421	$52,041
Less: dividends and undistributed earnings allocated to unvested stock awards	(1,315)	(818)	(912)	(834)	(503)
Net income available to common shareholders (GAAP)	80,993	51,676	58,428	57,587	51,538
Diluted earnings per share (GAAP)	5.35	3.43	3.91	3.87	3.48

Adjustments for non-operating income and expense:
Gain on pension plan curtailment, net of tax	0	0	0	(3,602)	0
Gain on sale of real estate, net of tax	(2,227)	0	0	0	0
Write-down of impaired leases, net of tax	1,915	0	0	0	0
Remeasurement of deferred taxes	0	14,944	0	0	0
Total adjustments	(312)	14,944	0	(3,602)	0

Net operating income available to common shareholders (Non-GAAP)	80,681	66,620	58,428	53,985	51,538
Adjusted diluted earnings per share (Non-GAAP)	5.33	4.42	3.91	3.63	3.48

Operating Return on Average Tangible Common Equity (Non-GAAP)
	For the year ended
	December 31,
(in thousands, except per share data)	2018	2017
Net operating income available to common shareholders (Non-GAAP)	$80,681	$66,620
Amortization of intangibles, net of tax	1,337	1,159
Adjusted net operating income available to common shareholders (Non-GAAP)	82,018	67,779

Average Tompkins Financial Corporation shareholders’ common equity	589,475	575,958
Average goodwill and intangibles [1]	99,999	101,583
Average Tompkins financial Corporation shareholders’ tangible common equity (Non-GAAP)	489,476	474,375

Adjusted operating return on average shareholders’ tangible common equity (Non-GAAP)	16.76%	14.29%

[1]	Average goodwill and intangibles excludes mortgage servicing rights.

Reconciliation of Tangible Common Equity Per Share (Non-GAAP) to Shareholders' Common Equity Per Share
	As of December 31,
(in thousands, except per share data)	2018	2017
Tompkins Financial Corporations Shareholders' common equity	619,459	574,780
Goodwill and intangibles [1]	99,106	100,887
Tangible common equity (Non-GAAP)	520,353	473,893

Common equity per share	40.45	37.65
Tangible common equity per share (Non-GAAP)	33.98	31.04
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

Banking Segment
The banking segment reported net income of $74.9 million for the year ended December 31, 2018, representing a $27.9 million or 59.3% increase compared to 2017. Banking segment earnings in 2018 and 2017 were significantly impacted by the Tax Cuts and Jobs Act of 2017.  Due to this legislation, a one-time, $14.9 million write-down was recorded for the remeasurement of net deferred tax assets and is reflected in the banking segment’s results of operations for the fourth quarter of 2017 as an additional charge to income tax expense. The legislation also decreased the Federal statutory tax rate from 35% in 2017 to 21% in 2018. Net interest income increased $10.5 million or 5.2% in 2018 compared to 2017, due primarily to loan growth, and an increase in average loan yields. Interest income increased $24.8 million or 10.9% compared to 2017, while interest expense increased $14.3 million or 56.3%.

The provision for loan and lease losses was $3.9 million in 2018, compared to $4.2 million in the prior year. The loan growth rate for 2018 was 3.5% compared to 12.8% for 2017, contributing to the year-over-year decrease in provision expense.

Noninterest income in the banking segment of $31.7 million in 2018 increased by $6.2 million or 24.5% when compared to 2017. The increase in noninterest income was mainly due to gain on sale of fixed assets (up $2.9 million), collection of fees and nonaccrual interest on a loan that was charged off in 2010 (up $2.5 million), card services income (up $594,000), net gain on sale of loans (up $408,000) and other fee income (up $281,000). These were partially offset by a decrease in BOLI (down $378,000).

Noninterest expenses increased by $9.3 million or 6.9% compared to 2017. The increase was mainly attributed to an increase in salary and wages and employee benefits reflecting normal annual merit and incentive adjustments and higher health insurance costs over the prior year, write-downs of $2.3 million on leases on space vacated in 2018 following completion of the Company's new headquarters in 2018, total technology expense (up $1.8 million), and professional fees and consulting (up $2.8 million). The increase in technology and professional fees primarily relates to investments in strengthening the Company's compliance and information security infrastructure.

Insurance Segment
The insurance segment reported net income of $3.2 million, up 11.9% when compared to 2017.  The increase in net income is mainly a result of the decrease in the Federal statutory tax rate in 2018 described above. Net income before tax decreased by $269,000 or 5.8%,  as a 2.2% increase in noninterest revenue was offset by a 3.8% increase in expenses.  The increase in expenses was mainly attributed to an increase in salary and wages and employee benefits reflecting normal annual merit and incentive adjustments and higher health insurance costs, respectively, over the prior year. Noninterest income increased $654,000, or 2.2%, when compared to 2017, reflecting increases in all business lines (personal, commercial, and life and health). Revenues for 2017 included a non-recurring gain on the sale of certain customer relationships in the amount of $154,000.

Wealth Management Segment
The wealth management segment reported net income of $4.2 million for the year ended December 31, 2018, an increase of $1.6 million or 62.0% compared to 2017. Noninterest income of $18.0 million increased $1.7 million or 10.1% compared to 2017. Estate and terminating trust fees were up $1.1 million or 661.3% in 2018 over 2017, benefiting from the settlement of a large estate in 2018. Noninterest expenses were flat in 2018 compared to 2017, mainly due to lower staffing levels in 2018 compared to 2017. The market value of assets under management or in custody at December 31, 2018 totaled $3.8 billion, a decrease of 5.3% compared to year-end 2017.

Net Interest Income

Net interest income is the Company’s largest source of revenue, representing 73.2% of total revenues for the year ended December 31, 2018, and 74.4% of total revenues for the year ended December 31, 2017. Net interest income in 2018 increased 5.2% over 2017. Net interest income is dependent on the volume and composition of interest earning assets and interest-bearing liabilities and the level of market interest rates. The Company’s net interest income over the past several years benefited from steady growth in average earning assets, which increased 5.3% in 2018 compared to 2017.

Table 1 – Average Statements of Condition and Net Interest Analysis shows average interest-earning assets and interest-bearing liabilities, and the corresponding yield or cost associated with each. Taxable-equivalent net interest income for 2018 increased 3.9% over 2017, benefiting from growth in average earning assets, which increased by 5.3% in 2018, and growth in average noninterest bearing deposits, which increased by 8.1% compared to the prior year. The net interest margin for 2018 was 3.37% compared to 3.41% for 2017. Tax equivalent net interest income and net interest margin were impacted by the reduction in the U.S. federal statutory income tax rate from 35% in 2017 to 21% in 2018 under the Tax Cuts and Jobs Act of 2017. Assuming a tax rate of 21% in 2017 would have reduced the net interest margin by about 4 basis points in 2017, resulting in a flat net interest margin compared to 2018. The rising interest rate environment resulted in funding costs rising at a faster pace than asset yields, which pressured the margin in 2018.

Tax-equivalent interest income increased $22.3 million or 9.6% in 2018 over 2017. The increase in taxable-equivalent interest income reflects a $317.8 million or 5.3% increase in average interest-earning assets and improved yields. The increase in average interest-earning assets was mainly in average loans and leases, which increased $356.4 million or 8.1% in 2018 compared to 2017. Average loan balances represented 75.0% of average earning assets in 2018 compared to 73.1% in 2017. The average yield on interest earning assets for 2018 was 4.0%, which increased by 16 basis points from 2017. The average yield on loans was 4.53% in 2018, an increase of 11 basis points compared to 4.42% in 2017. Average balances on securities decreased $45.4 million or 2.9% compared to 2017, while the average yield on the securities portfolio increased 5 basis points or 2.3% compared to 2017.

Interest expense for 2018 increased $14.3 million or 56.3% compared to 2017, and average interest bearing liabilities increased $187.8 million or 4.2% over 2017. The increase in interest expense was the result of the increase in the average rates paid on deposits and interest bearing liabilities in 2018 compared to 2017, as well as the growth in average borrowings during 2018 when compared to 2017. The average rate paid on interest bearing deposits was 0.48% in 2018, up 13 basis points from 0.35% in 2017, while the average costs of interest bearing liabilities increased to 0.85% in 2018 from 0.57% in 2017. Average other borrowings increased by $204.6 million or 23.2% year over year, mainly due to a higher volume of overnight borrowings with the FHLB in 2018, which were used to support loan growth that exceeded deposit growth in 2018. Average total deposits were up $89.7 million or 1.9% in 2018 over 2017, with the majority of the growth in average noninterest bearing deposits. Average interest bearing deposits in 2018 decreased $13.9 million or 0.4% compared to 2017. Average noninterest bearing deposit balances in 2018 increased $103.5 million or 8.1% over 2017 and represented 28.4% of average total deposits in 2018 compared to 26.8% in 2017.

Table 1 - Average Statements of Condition and Net Interest Analysis

	For the year ended December 31,
	2018			2017			2016
(dollar amounts in thousands)	Average Balance (YTD)	Interest	Average Yield/Rate	Average Balance (YTD)	Interest	Average Yield/Rate	Average Balance (YTD)	Interest	Average Yield/Rate
ASSETS
Interest-earning assets
Interest-bearing balances due from banks	$2,139	$31	1.45%	$4,599	$37	0.80%	$2,019	$6	0.30%
Securities[1]
U.S. Government securities	1,429,875	31,645	2.21%	1,471,717	31,006	2.11%	1,443,894	29,318	2.03%
Trading securities	0	0	0.00%	0	0	0.00%	4,893	220	4.50%
State and municipal[2]	97,116	2,520	2.59%	100,595	3,393	3.37%	97,937	3,309	3.38%
Other securities[2]	3,491	153	4.38%	3,597	129	3.59%	3,645	123	3.37%
Total securities	1,530,482	34,318	2.24%	1,575,909	34,528	2.19%	1,550,369	32,970	2.13%
FHLBNY and FRB stock	51,815	3,377	6.52%	42,465	2,121	4.99%	32,528	1,434	4.41%
Total loans and leases, net of unearned income[2,3]	4,757,583	215,648	4.53%	4,401,205	194,433	4.42%	3,957,221	172,443	4.36%
Total interest-earning assets	6,342,019	253,374	4.00%	6,024,178	231,119	3.84%	5,542,137	206,853	3.73%
Other assets	350,659			365,326			355,943
Total assets	$6,692,678			$6,389,504			$5,898,080
LIABILITIES & EQUITY
Deposits
Interest-bearing deposits
Interest bearing checking, savings, & money market	2,822,747	9,847	0.35%	2,674,204	5,141	0.19%	2,529,009	4,008	0.16%
Time deposits	664,788	6,748	1.02%	827,181	6,992	0.85%	871,595	6,705	0.77%
Total interest-bearing deposits	3,487,535	16,595	0.48%	3,501,385	12,133	0.35%	3,400,604	10,713	0.32%
Federal funds purchased & securities sold under agreements to repurchase	63,472	152	0.24%	64,888	235	0.36%	99,622	2,228	2.24%
Other borrowings	1,086,847	21,818	2.01%	882,235	11,934	1.35%	616,560	6,772	1.10%
Trust preferred debentures	16,771	1,227	7.32%	18,338	1,158	6.31%	37,588	2,390	6.36%
Total interest-bearing liabilities	4,654,625	39,792	0.85%	4,466,846	25,460	0.57%	4,154,374	22,103	0.53%
Noninterest bearing deposits	1,382,550			1,279,027			1,130,406
Accrued expenses and other liabilities	64,559			66,185			66,243
Total liabilities	6,101,734			5,812,058			5,351,023
Tompkins Financial Corporation Shareholders’ equity	589,475			575,958			545,545
Noncontrolling interest	1,469			1,488			1,512
Total equity	590,944			577,446			547,057
Total liabilities and equity	$6,692,678			$6,389,504			$5,898,080
Interest rate spread			3.14%			3.27%			3.20%
Net interest income /margin on earning assets		213,582	3.37%		205,659	3.41%		184,750	3.33%
Tax Equivalent Adjustment		(1,782)			(4,355)			(4,114)
Net interest income per consolidated financial statements		$211,800			$201,304			$180,636
1 Average balances and yields on available-for-sale securities are based on historical amortized cost.
2 Interest income includes the tax effects of taxable-equivalent adjustments using a combined New York State and Federal effective income tax rate of 21% in 2018 and 40% in 2017 to increase tax exempt interest income to taxable-equivalent basis.
3 Nonaccrual loans are included in the average asset totals presented above. Payments received on nonaccrual loans have been recognized as disclosed in Note 1 of the Company’s consolidated financial statements included in Part 1 of this annual report on Form 10-K.

Table 2 - Analysis of Changes in Net Interest Income

	2018 vs. 2017			2017 vs. 2016
	Increase (Decrease) Due to Change in Average			Increase (Decrease) Due to Change in Average
(in thousands)(taxable equivalent)	Volume	Yield/Rate	Total	Volume	Yield/Rate	Total
INTEREST INCOME:
Certificates of deposit, other banks	$(28)	$22	$(6)	$14	$17	$31
Investments[1]
Taxable	(931)	1,594	663	354	1,120	1,474
Tax-exempt	(102)	(771)	(873)	90	(6)	84
FHLB and FRB stock	538	718	1,256	438	249	687
Loans, net[1]	15,948	5,267	21,215	19,414	2,576	21,990
Total interest income	$15,425	$6,830	$22,255	$20,310	$3,956	$24,266
INTEREST EXPENSE:
Interest-bearing deposits:
Interest checking, savings and money market	401	4,305	4,706	259	874	1,133
Time	(1,505)	1,261	(244)	(342)	629	287
Federal funds purchased and securities sold under agreements to repurchase	(5)	(78)	(83)	(252)	(1,741)	(1,993)
Other borrowings	3,339	6,614	9,953	2,078	1,852	3,930
Total interest expense	$2,230	$12,102	$14,332	$1,743	$1,614	$3,357
Net interest income	$13,195	$(5,272)	$7,923	$18,567	$2,342	$20,909
1 Interest income includes the tax effects of taxable-equivalent adjustments using a combined New York State and Federal effective income tax rate of 21% in 2018 and 40% in 2017 to increase tax exempt interest income to taxable-equivalent basis.

Changes in net interest income occur from a combination of changes in the volume of interest-earning assets and interest-bearing liabilities, and in the rate of interest earned or paid on them. The above table illustrates changes in interest income and interest expense attributable to changes in volume (change in average balance multiplied by prior year rate), changes in rate (change in rate multiplied by prior year volume), and the net change in net interest income. The net change attributable to the combined impact of volume and rate has been allocated to each in proportion to the absolute dollar amounts of the change. In 2018, net interest income increased by $7.9 million, resulting from a $22.3 million increase in interest income, partially offset by a $14.3 million increase in interest expense. Growth in average balances on interest-earning assets contributed $15.4 million to the increase in interest income, while the higher yields on average earning assets added $6.8 million. The increase in interest expense reflects higher rates paid on interest bearing liabilities and growth in average balances of interest bearing liabilities.

Provision for Loan and Lease Losses

The provision for loan and lease losses represents management’s estimate of the expense necessary to maintain the allowance for loan and lease losses at an appropriate level. The provision for loan and lease losses was $3.9 million in 2018, compared to $4.2 million in 2017. Loan growth for 2018 was down from 2017, which contributed to the lower provision expense. See the section captioned “The Allowance for Loan and Lease Losses” included within “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Financial Condition” of this Report for further analysis of the Company’s allowance for loan and lease losses.

Noninterest Income

	Year ended December 31,
(in thousands)	2018	2017	2016
Insurance commissions and fees	$29,369	$28,778	$29,492
Investment services	17,288	15,665	15,203
Service charges on deposit accounts	8,435	8,437	8,793
Card services	9,693	9,100	8,058
Net mark-to-market gains	0	0	45
Other income	13,130	7,631	6,291
Net (loss) gain on securities transactions	(466)	(407)	926
Total	$77,449	$69,204	$68,808

Noninterest income is a significant source of income for the Company, representing 26.8% of total revenues in 2018, and 25.6% in 2017, and is an important factor in the Company’s results of operations.

Insurance commissions and fees increased 2.1% to $29.4 million in 2018, compared to $28.8 million in 2017. Insurance revenues increased $654,000, or 2.2%, when compared to 2017, reflecting increases in all business lines (personal, commercial, and life and health). Revenues for 2017 included a non-recurring gain on the sale of certain customer relationships in the amount of $154,000.

Investment services income of $17.3 million in 2018 increased $1.6 million or 10.4% compared to 2017. Investment services income includes trust services, financial planning, and wealth management services. The increase in fees in 2018 over 2017 was mainly in trust and estate fees and included fees related to the settlement of a large estate as well as growth in higher fee accounts such as asset management accounts and an increase in fees on certain products. With fees largely based on the market value and the mix of assets managed, the general direction of the stock market can have a considerable impact on fee income. Global equity markets and the broad market index averages finished generally lower in 2018, when compared to 2017, which had an unfavorable impact on fees. The market value of assets managed by, or in custody of, the Trust Company was $3.8 billion at December 31, 2018, and $4.0 billion at December 31, 2017. These figures included $1.0 billion in 2018 and $1.0 billion in 2017, of Company-owned securities from which no income was recognized as the Trust Company was serving as custodian.

Service charges on deposit accounts in 2018 were flat compared to prior year. Overdraft/insufficient funds charges, the largest component of service charges on deposit accounts, were up $112,000 or 2.1% in 2018 compared to 2017, but were mainly offset by a decrease in service fees on personal and business accounts.

Card services income increased $593,000 or 6.5% over 2017. The primary components of card services income are fees related to interchange income and transactions fees for debit card transactions, credit card transactions and ATM usage. Increased revenue was largely driven by increased transaction volume in both credit and debit cards.

The Company recognized $466,000 of losses on sales/calls of available-for-sale securities in 2018, compared to $407,000 of losses in 2017. The losses are primarily related to the sales of available-for-sale securities, which are generally the result of general portfolio maintenance and interest rate risk management.

Other income of $13.1 million was up $5.5 million or 72.1% compared to 2017. The primary contributors for the increase in 2018 over 2017 were $2.9 million of gains on the sale of two properties we sold upon completion of the Company's new headquarters building and $2.5 million related to the collection of fees and nonaccrual interest for a credit that was charged off in 2010. Other income also included $458,000 of gains on the sales of residential mortgage loans, which were up $408,000 over 2017. These increases were partially offset by a $378,000 decrease in earnings on bank owned life insurance in 2018 when compared to 2017.

Noninterest Expense

	Year ended December 31,
(in thousands)	2018	2017	2016
Salaries and wages	$85,625	$81,948	$77,379
Other employee benefits	22,090	21,458	19,909
Net occupancy expense of premises	13,309	13,214	12,521
Furniture and fixture expense	7,351	7,028	6,450
FDIC insurance	2,618	2,527	3,024
Amortization of intangible assets	1,771	1,932	2,090
Other	48,303	42,998	37,234
Total	$181,067	$171,105	$158,607

Noninterest expense as a percentage of total revenue was 62.6% in 2018, compared to 63.3% in 2017. Expenses associated with salaries and wages and employee benefits are the largest component of total noninterest expense. In 2018, these expenses increased $4.3 million or 4.2% compared to 2017. Salaries and wages increased $3.7 million or 4.5% in 2018 over prior year, mainly as a result of annual merit pay increases as well as the Company's decision to raise the minimum wage paid to our employees. Other employee benefits increased $632,000 or 2.9% over 2017. The increase over prior year in other employee benefit expenses was mainly in health insurance, which was up $431,000 or 5.5% in 2018 over 2017.

Other operating expenses of $48.3 million increased by $5.3 million or 12.3% compared to 2017. The primary components of other operating expenses in 2018 were technology expense ($10.1 million), marketing expense ($5.5 million), professional fees ($8.6 million), cardholder expense ($3.3 million) and other miscellaneous expense ($20.8 million). Professional fees and technology related expenses in 2018 were up by $2.8 million and $1.8 million, respectively, over 2017, mainly as a result of investments in strengthening the Company's compliance and information security infrastructure. Other operating expenses in 2018 included $2.5 million of write-downs related to two leases on space vacated in 2018. Other operating expense in 2017 included $2.7 million related to a write-off of a historic tax credit investment. The historic tax credit project was placed in service in 2017 resulting in the write-off of $2.7 million and recognition of the $3.3 million of tax credits as a reduction of income tax expense for 2017.

Noncontrolling Interests

Net income attributable to noncontrolling interests represents the portion of net income in consolidated majority-owned subsidiaries that is attributable to the minority owners of a subsidiary. The Company had net income attributable to noncontrolling interests of $127,000 in 2018 and $128,000 in 2017. The noncontrolling interests relate to three real estate investment trusts, which are substantially owned by the Company’s New York banking subsidiaries.

Income Tax Expense

The provision for income taxes provides for Federal, New York State and Pennsylvania state income taxes. The 2018 provision was $21.8 million, which decreased $20.8 million or 48.8% compared to the 2017 provision. The effective tax rate for the Company was 20.9% in 2018, down from 44.8% in 2017. The effective rates for 2017 and 2018 differed from the U.S. statutory rate of 35.0% and 21.0% during those periods due to the effect of tax-exempt income from loans, securities, and life insurance assets, investments in tax credits, and excess tax benefits of stock based compensation. The effective rate in 2017 was significantly impacted by a $14.9 million one-time write down of net deferred tax assets due to the required remeasurement of the assets that resulted from the TCJA. The change in the effective rate in 2017 was partially offset by the recognition of $3.3 million of tax credits related to an investment in a historic tax credit. The changes to the tax laws approved in December 2017 reduced the federal statutory tax rate from 35% in 2017, to 21% in 2018 and beyond.

RESULTS OF OPERATIONS
(Comparison of December 31, 2017 and 2016 results)

General

Tompkins Financial Corporation’s earnings for the period ended December 31, 2017, were impacted by the TCJA, which reduced the Federal statutory tax rate from 35% in 2017, to 21% in 2018 and beyond. The change in the tax law created a one-

time, fourth quarter, non-cash write-down of net deferred tax assets in the amount of $14.9 million due to the required remeasurement of net deferred tax assets using the new lower tax rate.

A summary of the impact of the tax law changes on 2017 full year earnings per share was as follows:

▪	GAAP diluted earnings per share for the year ended December 31, 2017, were $3.43, down 12.3% over 2016

▪
Adjusted diluted earnings per share for the year ended December 31, 2017 (excluding the one-time charge related to tax reform) were $4.42, up 13.0% over 2016 (refer to table of “Non GAAP Disclosures” included above)

The Company reported diluted earnings per share of $3.43 in 2017, compared to diluted earnings per share of $3.91 in 2016. Net income for the year ended December 31, 2017, was $52.5 million, a decrease of 11.5% compared to $59.3 million in 2016. The 2017 results were impacted by the TCJA, resulting in a one-time, non-cash write-down of net deferred tax assets in the amount of $14.9 million.

In addition to earnings per share, key performance measurements for the Company included return on average shareholders’ equity (ROE) and return on average assets (ROA). ROE was 9.09% in 2017, compared to 10.85% in 2016, while ROA was 0.82% in 2017 and 1.01% in 2016.

Segment Reporting

Banking Segment
The banking segment reported net income of $47.0 million for the year ending December 31, 2017, representing a $6.6 million or 12.3% decrease compared to 2016. Banking segment earnings were significantly impacted by the TCJA.  Due to this legislation, a one-time, $14.9 million write-down was recorded for the remeasurement of net deferred tax assets and was reflected in the banking segment’s results of operations for the fourth quarter of 2017 as an additional charge to income tax expense. Net interest income increased $20.7 million or 11.4% in 2017 compared to 2016, due primarily to loan growth, and a slight increase in average loan yields. Interest income increased $24.0 million or 11.9%, while interest expense increased $3.4 million or 15.2% compared to 2016.

The provision for loan and lease losses was $4.2 million in 2017, compared to $4.3 million in the prior year. The loan growth rate for 2017 was 12.8% compared to 16.7% for 2016, contributing to the year-over-year decrease in provision expense.

Noninterest income in the banking segment of $25.5 million in 2017 increased by $1.1 million or 4.5% when compared to 2016. The increase in noninterest income was mainly due to card services income (up $1.0 million), gain on sale of other real estate owned (OREO) (up $127,000), other income which included the recognition of income related to previously charged off credits (up $835,000) and other fee income (up $263,000). These were partially offset by decreases in service charges on deposit accounts (down $356,000) and realized gain/loss on available for sale securities (down $1.3 million).

Noninterest expenses increased by $12.7 million or 10.4% compared to 2016. The increase was mainly attributed to an increase in salary and wages and employee benefits reflecting normal annual merit and incentive adjustments and higher health insurance costs, respectively, over the prior year.

Insurance Segment
The insurance segment reported net income of $2.9 million, down 11.4% when compared to 2016.  The decrease in net income was mainly a result of lower revenue, as total noninterest expenses were in line with 2016. Noninterest income decreased $635,000, or 2.1%, when compared to 2016. The decrease in noninterest income was mainly in life and health insurance commissions and largely reflected impacts of the sale of certain customer relationships in the Pennsylvania market in the second half of 2016 and first quarter of 2017.

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

Net Interest Income

Net interest income is the Company’s largest source of revenue, representing 74.4% of total revenues for the year ended December 31, 2017, and 72.4% of total revenues for the year ended December 31, 2016. Net interest income in 2017 increased 11.4% over 2016. Net interest income is dependent on the volume and composition of interest earning assets and interest-bearing liabilities and the level of market interest rates. The Company’s net interest income over the past several years benefited from steady growth in average earning assets, which increased 8.7% in 2017 compared to 2016. The net interest margin for 2017 was 3.41% compared to 3.33% for 2016. Improved yields on average interest-earning assets contributed to the year-over-year improved margin.

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

Interest expense for 2017 increased $3.4 million or 15.2% compared to 2016, and average interest bearing liabilities increased $312.5 million or 7.5% over 2016. The increase in interest expense reflected higher average deposits and borrowings during 2017 when compared to 2016, as well as an increase in the average rate paid on deposits and average interest bearing liabilities. The average rate paid on interest bearing deposits was 0.35% in 2017, up 3 basis points from 0.32% in 2016. Average interest bearing deposits in 2017 increased $100.8 million or 3.0% compared to 2016. Average noninterest bearing deposit balances in 2017 increased $148.6 million or 13.2% over 2016 and represented 26.8% of average total deposits compared to 24.9% in 2016. Average other borrowings increased by $265.7 million or 43.1% year over year, mainly due to a higher volume of overnight borrowings with the FHLB in 2017, which were used to support loan growth that exceeded deposit growth in 2017.

Provision for Loan and Lease Losses

The provision for loan and lease losses was $4.2 million in 2017, compared to $4.3 million in 2016.

Noninterest Income
Noninterest income represented 25.6% of total revenues in 2017, and 27.6% in 2016.

Insurance commissions and fees decreased 2.4% to $28.8 million in 2017, compared to $29.5 million in 2016. The decrease in insurance commissions and fees was mainly in life and health insurance commissions and largely reflected the impact of the sale of certain customer relationships in the Pennsylvania market in the second half of 2016 and first quarter of 2017.

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

Income Tax Expense

The provision for income taxes provides for Federal, New York State and Pennsylvania State income taxes. The 2017 provision was $42.6 million, which was up $15.6 million or 57.6% over the 2016 provision. The effective tax rate for the Company was 44.8% in 2017, up from 31.3% in 2016. The effective rates for 2016 and 2017 differed from the U.S. statutory rate of 35.0% during the those periods due to the effect of tax-exempt income from loans, securities, and life insurance assets, investments in tax credits, and excess tax benefits of stock based compensation. The increase in the effective rate in 2017 was mainly due to the $14.9 million one-time write down of net deferred tax assets due to the required remeasurement of the assets that resulted from the Tax Cuts and Jobs Act of 2017. The change in the effective rate in 2017 was partially offset by the recognition of $3.3 million of tax credits related to an investment in a historic tax credit. The changes to the tax laws approved in December 2017, reduced the federal statutory tax rate from 35% in 2017, to 21% in 2018 and beyond.

FINANCIAL CONDITION

Total assets were $6.8 billion at December 31, 2018, increasing by 1.7% or $110.1 million over the previous year end. The growth was mainly in the loan portfolio, which increased $164.8 million or 3.5% over year-end 2017. Securities at year-end 2018 were down $57.9 million or 3.8% from year-end 2017.

Loans and leases were 71.5% of total assets at December 31, 2018, compared to 70.2% of total assets at December 31, 2017. A more detailed discussion of the loan portfolio is provided below in this section under the caption “Loans and Leases”.

As of December 31, 2018, total securities comprised 21.8% of total assets, compared to 23.0% of total assets at year-end 2017. The securities portfolio primarily contains mortgage-backed securities, obligations of U.S. Government sponsored entities, and obligations of states and political subdivisions. A more detailed discussion of the securities portfolio is provided below in this section under the caption “Securities”.

Total deposits increased by $51.2 million or 1.1% compared to December 31, 2017. Noninterest bearing deposits decreased by $39.5 million or 2.7%, while time deposit balances decreased by 14.8% compared to 2017 year-end. Checking, savings and money market accounts increased $201.6 million or 7.6% compared to December 31, 2017. Other borrowings, consisting mainly of short term advances with the FHLB, increased $4.3 million from December 31, 2017. A more detailed discussion of deposits and borrowings is provided below in this section under the caption “Deposits and Other Liabilities”.

Shareholders’ Equity

The Consolidated Statements of Changes in Shareholders’ Equity included in the Consolidated Financial Statements of the Company contained in Part II, Item 8. of this Report, detail the changes in equity capital. Total shareholders’ equity was up $44.7 million or 7.8% to $620.9 million at December 31, 2018, from $576.2 million at December 31, 2017. Additional paid-in capital increased by $2.6 million, from $364.0 million at December 31, 2017, to $366.6 million at December 31, 2018. The $2.6 million increase included the following: $3.5 million related to stock-based compensation; $3.1 million related to shares issued for the employee stock ownership plan; and $410,000 related to shares issued for the Company's director deferred compensation plan. These were partially offset by the repurchase of Company stock of $2.4 million; and net payout of $1.4 million and $541,000 from restricted stock activity and stock option exercises, respectively. Retained earnings increased by $54.4 million, reflecting net income of $82.3 million, less dividends paid of $29.6 million.

Accumulated other comprehensive loss increased from $51.3 million at December 31, 2017 to $63.2 million at December 31, 2018; reflecting a $10.6 million increase in unrealized losses on available-for-sale securities due to market interest rates, and a $1.3 million actuarial loss associated with employee benefit plans. Under regulatory requirements, amounts reported as accumulated other comprehensive income/loss related to net unrealized gain or loss on available-for-sale securities and the funded status of the Company’s defined benefit post-retirement benefit plans do not increase or reduce regulatory capital and are not included in the calculation of risk-based capital and leverage capital ratios.

Total shareholders’ equity was up $26.8 million or 4.9% to $576.2 million at December 31, 2017, from $549.4 million at December 31, 2016. Additional paid-in capital increased by $6.6 million, from $357.4 million at December 31, 2016, to $364.0 million at December 31, 2017. The $6.6 million increase included the following: $3.0 million related to stock-based compensation; $2.9 million in connection with the Company's dividend reinvestment plan; $2.3 million related to shares issued for the employee stock ownership plan; and $441,000 related to shares issued for the Company's director deferred compensation plan. These were partially offset by the net payout of $1.2 million and $643,000 from restricted stock activity and stock option exercises, respectively. Retained earnings increased by $34.8 million, reflecting net income of $52.5 million, less dividends paid of $27.6 million, and a positive, one-time $10.0 million reclassification adjustment of the disproportionate tax effect from accumulated other comprehensive income due to tax law changes associated with the enactment of the TCJA.

Accumulated other comprehensive loss increased from $37.1 million at December 31, 2016 to $51.3 million at December 31, 2017; reflecting a $2.4 million increase in unrealized losses on available-for-sale securities due to market interest rates, and a $1.8 million actuarial loss associated with employee benefit plans. The increase also includes the one-time $10.0 million reclassification adjustment mentioned above attributed to the disproportionate tax effect resulting from the recent tax law changes associated with the enactment of the TCJA.

The Company continued its long history of increasing cash dividends with a per share increase of 6.6% in 2018, which followed an increase of 2.8% in 2017. Dividends per share amounted to $1.94 in 2018, compared to $1.82 in 2017, and $1.77 in 2016. Cash dividends paid represented 36.0%, 52.6%, and 44.8% of after-tax net income in 2018, 2017, and 2016, respectively.

On July 19, 2018, the Company’s Board of Directors authorized a stock repurchase plan (the "2018 Repurchase Plan") for the Company to repurchase up to 400,000 shares of the Company’s common stock. Purchases may be made over the 24 months following adoption of the plan. The repurchase program may be suspended, modified or terminated by the Board of Directors at any time for any reason. The 2018 Repurchase Plan replaced the Company’s previous 400,000 share repurchase plan announced on July 21, 2016 (the “2016 Repurchase Plan”). 16,983 shares have been purchased to date under the 2018 Repurchase Plan at an average price of $73.17.

The Company repurchased an aggregate of 15,500 shares under the 2016 Repurchase Plan at an average price of $77.85; all of those shares were repurchased in the first quarter of 2018.

The Company and its subsidiary banks are subject to quantitative capital measures established by regulation to ensure capital adequacy. Consistent with the objective of operating a sound financial organization, the Company and its subsidiary banks maintain capital ratios well above regulatory minimums and meet the requirements to be considered well-capitalized under the regulatory guidelines.

As of December 31, 2018, the capital ratios for the Company’s 4 subsidiary banks exceeded the minimum levels required to be considered well capitalized. Additional information on the Company’s capital ratios and regulatory requirements is provided in “Note 20 - Regulations and Supervision” in Notes to Consolidated Financial Statements in Part II, Item 8. of this Report on Form 10-K.

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

The Company’s total securities portfolio at December 31, 2018 totaled $1.47 billion compared to $1.53 billion at December 31, 2017. The table below shows the composition of the available-for-sale securities portfolio as of year-end 2018, 2017 and 2016. The available-for-sale portfolio has decreased over the past two years as maturities, calls and sales have exceeded purchases in the portfolio. In addition, fair values were unfavorably impacted by changes in market interest rates. The balance of held-to-maturity securities has been fairly stable the past few years. The decrease in fair value in the held-to-maturity portfolio was primarily due to changes in market interest rates. Additional information on the securities portfolio is available in “Note 2 Securities” in Notes to Consolidated Financial Statements in Part II, Item 8. of this Report, which details the types of securities held, the carrying and fair values, and the contractual maturities as of December 31, 2018 and 2017.

	As of December 31,
Available-for-Sale Securities	2018		2017		2016
(in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
U.S. Treasuries	$289	$289	$0	$0	$0	$0
Obligations of U.S. Government sponsored entities	$493,371	$485,898	$507,248	$504,193	$527,057	$527,627
Obligations of U.S. states and political subdivisions	86,260	85,440	91,659	91,519	89,910	89,056
Mortgage-backed securities-residential, issued by
U.S. Government agencies	131,831	128,267	139,747	137,735	159,417	158,226
U.S. Government sponsored entities	649,620	630,558	667,767	656,178	662,724	651,430
Non-U.S. Government agencies or sponsored entities	31	31	75	75	116	116
U.S. corporate debt securities	2,500	2,175	2,500	2,162	2,500	2,162
Total available-for-sale securities	$1,363,902	$1,332,658	$1,408,996	$1,391,862	$1,441,724	$1,428,617

Held-to-Maturity Securities	2018		2017		2016
(in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Obligations of U.S. Government sponsored entities	$131,306	$130,108	$131,707	$132,720	$132,098	$132,619
Obligations of U.S. states and political subdivisions	9,273	9,269	7,509	7,595	10,021	10,213
Total held-to-maturity securities	$140,579	$139,377	$139,216	$140,315	$142,119	$142,832

Quarterly, the Company evaluates all investment securities with a fair value less than amortized cost to identify any other-than-temporary impairment as defined under generally accepted accounting principles. The Company did not recognize any net credit impairment charge to earnings on investment securities in 2018, 2017, and 2016.

The Company uses a two-step modeling approach to analyze each non-agency CMO issue to determine whether or not the current unrealized losses are due to credit impairment and therefore other-than-temporarily impaired (“OTTI”). Step one in the modeling process applies default and severity credit vectors to each security based on current credit data detailing delinquency, bankruptcy, foreclosure and real estate owned (REO) performance. The results of the credit vector analysis are compared to the security’s current credit support coverage to determine if the security has adequate collateral support. If the security’s current credit support coverage falls below certain predetermined levels, step two is initiated. In step two, the Company uses a third party to assist in calculating the present value of current estimated cash flows to ensure there are no adverse changes in cash flows during the quarter leading to an other-than-temporary-impairment. Management’s assumptions used in step two include default and severity vectors and prepayment assumptions along with various other criteria including: percent decline in fair value; credit rating downgrades; probability of repayment of amounts due, credit support and changes in average life. As a result of the modeling process, the Company does not consider any investment security to be other-than-temporarily impaired at December 31, 2018. Future changes in interest rates or the credit quality and credit support of the underlying issuers may reduce the market value of these and other securities. If such decline is determined to be other than temporary, the Company will record the necessary charge to earnings and/or accumulated other comprehensive income to reduce the securities to their then current fair value.

The Company also holds non-marketable Federal Home Loan Bank New York (“FHLBNY”) stock, non-marketable Federal Home Loan Bank Pittsburgh (“FHLBPITT”) stock and non-marketable Atlantic Community Bankers Bank (“ACBB”) stock, all of which are required to be held for regulatory purposes and for borrowing availability. The required investment in FHLB stock is tied to the Company’s borrowing levels with the FHLB. Holdings of FHLBNY stock, FHLBPITT stock and ACBB stock totaled $37.4 million, $14.8 million and $95,000 at December 31, 2018, respectively. These securities are carried at par, which is also cost. The FHLBNY and FHLBPITT continue to pay dividends and repurchase stock. As such, the Company has not recognized any impairment on its holdings of FHLBNY and FHLBPITT stock. At December 31, 2017, the Company’s holdings of FHLBNY stock, FHLBPITT stock, and ACBB stock totaled $34.2 million, $16.2 million, and $95,000, respectively.

Management’s policy is to purchase investment grade securities that, on average, have relatively short expected durations. This policy helps mitigate interest rate risk and provides sources of liquidity without significant risk to capital. The contractual maturity distribution of debt securities and mortgage-backed securities as of December 31, 2018, along with the weighted average yield of each category, is presented in Table 3-Maturity Distribution below. Balances are shown at amortized cost and weighted average yields are calculated on a fully taxable-equivalent basis. Expected maturities will differ from contractual maturities presented in Table 3-Maturity Distribution below, because issuers may have the right to call or prepay obligations with or without penalty and mortgage-backed securities will pay throughout the periods prior to contractual maturity.

Table 3 - Maturity Distribution

	As of December 31, 2018
	Securities Available-for-Sale[1]		Securities Held-to-Maturity
(dollar amounts in thousands)	Amount	Yield[2]	Amount	Yield[2]

U.S. Treasury
Within 1 year	$289	0.00%	$0	0.00%
	$289	0.00%	$0	0.00%

Obligations of U.S. Government sponsored entities
Within 1 year	$69,123	1.73%	$0	0.00%
Over 1 to 5 years	327,326	2.02%	86,170	2.32%
Over 5 to 10 years	96,922	2.83%	45,136	2.71%
	$493,371	2.14%	$131,306	2.45%

Obligations of U.S. state and political subdivisions
Within 1 year	$8,748	2.57%	$8,850	3.09%
Over 1 to 5 years	28,173	2.30%	350	4.60%
Over 5 to 10 years	42,638	2.84%	73	7.11%
Over 10 years	6,701	3.59%	0	0.00%
	$86,260	2.69%	$9,273	3.18%

Mortgage-backed securities - residential
Within 1 year	$0	0.00%	$0	0.00%
Over 1 to 5 years	1,577	4.52%	0	0.00%
Over 5 to 10 years	184,968	2.17%	0	0.00%
Over 10 years	594,937	2.46%	0	0.00%
	$781,482	2.40%	$0	0.00%

Other securities
Over 10 years	$2,500	5.61%	$0	0.00%
	$2,500	5.61%	$0	0.00%

Total securities
Within 1 year	$78,160	1.82%	$8,850	3.09%
Over 1 to 5 years	357,076	2.05%	86,520	2.33%
Over 5 to 10 years	324,528	2.46%	45,209	2.72%
Over 10 years	604,138	2.49%	0	0.00%
	$1,363,902	2.33%	$140,579	2.50%

1 Balances of available-for-sale securities are shown at amortized cost.
2 Interest income includes the tax effects of taxable-equivalent adjustments using a combined New York State and Federal effective income tax rate of 24.5% to increase tax exempt interest income to taxable-equivalent basis.

The average taxable-equivalent yield on the securities portfolio was 2.24% in 2018, 2.19% in 2017 and 2.13% in 2016.

At December 31, 2018, there were no holdings of any one issuer, other than the U.S. Government sponsored entities, in an amount greater than 10% of the Company’s shareholders’ equity.

Loans and Leases

Table 4 - Composition of Loan and Lease Portfolio

Originated Loans and Leases	As of December 31,
(in thousands)	2018	2017	2016	2015	2014
Commercial and industrial
Agriculture	$107,494	$108,608	$118,247	$88,299	$78,507
Commercial and industrial other	926,429	932,067	847,055	768,024	688,529
Subtotal commercial and industrial	1,033,923	1,040,675	965,302	856,323	767,036
Commercial real estate
Construction	164,285	202,486	135,834	103,037	72,427
Agriculture	170,005	129,712	102,509	86,935	58,994
Commercial real estate other	1,827,279	1,660,782	1,431,690	1,167,250	979,621
Subtotal commercial real estate	2,161,569	1,992,980	1,670,033	1,357,222	1,111,042
Residential real estate
Home equity	208,459	212,812	209,277	202,578	186,957
Mortgages	1,083,802	1,039,040	947,378	823,841	710,904
Subtotal residential real estate	1,292,261	1,251,852	1,156,655	1,026,419	897,861
Consumer and other
Indirect	12,663	12,144	14,835	17,829	18,298
Consumer and other	57,565	50,214	44,393	40,904	35,874
Subtotal consumer and other	70,228	62,358	59,228	58,733	54,172
Leases	14,556	14,467	16,650	14,861	12,251
Total loans and leases	4,572,537	4,362,332	3,867,868	3,313,558	2,842,362
Less: unearned income and deferred costs and fees	(3,796)	(3,789)	(3,946)	(2,790)	(2,388)
Total originated loans and leases, net of unearned income and deferred costs and fees	$4,568,741	$4,358,543	$3,863,922	$3,310,768	$2,839,974

Acquired Loans
Commercial and industrial
Commercial and industrial other	$43,712	$50,976	$79,317	$84,810	$97,034
Subtotal commercial and industrial	43,712	50,976	79,317	84,810	97,034
Commercial real estate
Construction	1,384	1,480	8,936	4,892	35,906
Agriculture	224	247	267	2,095	3,182
Commercial real estate other	177,484	206,020	241,605	284,952	308,488
Subtotal commercial real estate	179,092	207,747	250,808	291,939	347,576
Residential real estate
Home equity	21,149	28,444	37,737	42,092	56,008
Mortgages	20,484	22,645	25,423	27,491	32,282
Subtotal residential real estate	41,633	51,089	63,160	69,583	88,290
Consumer and other
Indirect	0	0	0	0	0
Consumer and other	761	765	826	911	1,095
Subtotal consumer and other	761	765	826	911	1,095
Covered loans	0	0	0	14,031	19,319
Total acquired loans and leases	$265,198	$310,577	$394,111	$461,274	$553,314

Total loans and leases of $4.8 billion at December 31, 2018 were up $164.8 million or 3.5% from December 31, 2017. The growth was mainly due to organic loan growth. On August 1, 2012, the Company acquired $889.3 million of loans in the VIST Financial acquisition. These loans are shown in the table under the acquired loan heading. All other loans, including loans originated by VIST Bank since the acquisition date of August 1, 2012, are considered originated loans. Originated loan balances at December 31, 2018 were up 4.8% over year-end 2017. The increase in originated loans, over prior year-end, was in all loan categories except commercial and industrial, which was relatively flat compared to prior year-end. As of December 31, 2018, total loans and leases represented 71.5% of total assets compared to 70.2% of total assets at December 31, 2017.

Residential real estate loans of $1.3 billion at December 31, 2018, including home equity loans, increased by $31.0 million or 2.4% from $1.3 billion at year-end 2017, and comprised 27.6% of total loans and leases at December 31, 2018. Growth in residential loan balances is impacted by the Company’s decision to retain these loans or sell them in the secondary market due to interest rate considerations. The Company’s Asset/Liability Committee meets regularly and establishes standards for selling and retaining residential real estate mortgage originations.

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

Over the past several years, the Company has retained the vast majority of residential real estate loan originations. However, the amount of residential real estate loans sold in the secondary market in 2018 was up over 2017. During 2018, 2017, and 2016, the Company sold residential mortgage loans totaling $27.7 million, $4.6 million, and $3.9 million, respectively, and realized net gains on these sales of $458,000, $50,000, and $95,000, respectively. When residential mortgage loans are sold to FHLMC or SONYMA, the Company typically retains all servicing rights, which provides the Company with a source of fee income. In connection with the sales in 2018, 2017, and 2016, the Company recorded mortgage-servicing assets of $207,000, $38,000, and $21,000, respectively.

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

Commercial real estate loans totaled $2.3 billion at December 31, 2018; an increase of $139.9 million compared to December 31, 2017, and represented 48.4% of total loans and leases at December 31, 2018, compared to 47.1% at December 31, 2017.

Commercial and industrial loans totaled $1.1 billion at December 31, 2018, which is a decrease of $14.0 million from December 31, 2017. Commercial and industrial loans represented 22.3% of total loans at December 31, 2018 compared to 23.4% at December 31, 2017.

As of December 31, 2018, agriculturally-related loans totaled $277.7 million or 5.7% of total loans and leases compared to $238.6 million or 5.1% of total loans and leases at December 31, 2017. Agriculturally-related loans include loans to dairy farms and cash and vegetable crop farms. Agriculturally related loans are primarily made based on identified cash flows of the borrower with consideration given to underlying collateral, personal guarantees, and government related guarantees. Agriculturally-related loans are generally secured by the assets or property being financed or other business assets such as accounts receivable, livestock, equipment or commodities/crops.

The consumer loan portfolio includes personal installment loans, indirect automobile financing, and overdraft lines of credit. Consumer and other loans were $71.0 million at December 31, 2018, compared to $63.1 million at December 31, 2017.

The lease portfolio increased by 0.6% to $14.6 million at December 31, 2018 from $14.5 million at December 31, 2017. As of December 31, 2018, commercial leases and municipal leases represented 100.0% of total leases.

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

The carrying value of loans acquired from VIST and accounted for in accordance with ASC Subtopic 310-30, “Loans and Debt Securities Acquired with Deteriorated Credit Quality,” was $11.0 million at December 31, 2018, compared to $12.0 million at December 31, 2017 due to normal loan run off. Under ASC Subtopic 310-30, loans may be aggregated and accounted for as pools of loans if the loans being aggregated have common risk characteristics. The Company elected to account for the loans with evidence of credit deterioration individually rather than aggregate them into pools. The difference between the undiscounted cash flows expected at acquisition and the investment in the acquired loans, or the “accretable yield,” is recognized as interest income utilizing the level-yield method over the life of each loan. Contractually required payments for interest and principal that exceed the undiscounted cash flows expected at acquisition, or the “non-accretable difference,” are not recognized as a yield adjustment, as a loss accrual or as a valuation allowance.

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

The carrying value of loans not exhibiting evidence of credit impairment at the time of the acquisition (i.e. loans outside of the scope of ASC 310-30) was $254.2 million at December 31, 2018 as compared to $298.6 million at December 31, 2017 due to normal loan run off. The fair value of the acquired loans not exhibiting evidence of credit impairment was determined by projecting contractual cash flows discounted at risk-adjusted interest rates.

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

The Company has adopted comprehensive lending policies, underwriting standards and loan review procedures. There were no significant changes to the Company’s existing policies, underwriting standards and loan review during 2018. The Company’s Board of Directors approves the lending policies at least annually. The Company recognizes that exceptions to policy guidelines may occasionally occur and has established procedures for approving exceptions to these policy guidelines. Management has also implemented reporting systems to monitor loan originations, loan quality, concentrations of credit, loan delinquencies and nonperforming loans and potential problem loans.

The Company’s loan and lease customers are located primarily in the New York and Pennsylvania communities served by its 4 subsidiary banks. Although operating in numerous communities in New York State and Pennsylvania, the Company is still dependent on the general economic conditions of these states. Other than geographic and general economic risks, management is not aware of any material concentrations of credit risk to any industry or individual borrower.

Analysis of Past Due and Nonperforming Loans

	As of December 31,
(in thousands)	2018	2017	2016	2015	2014
Loans 90 days past due and accruing*
Commercial real estate	$0	$0	$0	$0	$0
Residential real estate	0	0	0	58	106
Consumer and other	0	44	0	0	0
Total loans 90 days past due and accruing	0	44	0	58	106
Nonaccrual loans
Commercial and industrial	1,883	2,852	738	1,738	2,116
Commercial real estate	8,007	5,948	9,076	6,054	7,520
Residential real estate	12,072	10,363	9,061	9,863	9,043
Consumer and other	234	354	166	182	349
Leases	0	0	0	0	0
Total nonaccrual loans and leases	22,196	19,517	19,041	17,837	19,028
Troubled debt restructurings not included above	4,395	3,449	2,631	3,915	3,444
Total nonperforming loans and leases	26,591	23,010	21,672	21,810	22,578
Other real estate owned	1,595	2,047	908	2,692	5,683
Total nonperforming assets	$28,186	$25,057	$22,580	$24,502	$28,261
Total nonperforming loans and leases as a percentage of total loans and leases	0.55%	0.49%	0.51%	0.58%	0.67%
Total nonperforming assets as a percentage of total assets	0.42%	0.38%	0.36%	0.43%	0.54%
Allowance as a percentage of nonperforming loans and leases	163.25%	172.84%	164.98%	146.74%	128.43%

* The 2018, 2017, 2016, 2015 and 2014 columns in the above table exclude $1.3 million, $1.1 million, $2.6 million, $2.5 million, and $3.5 million, respectively, of acquired loans that are 90 days past due and accruing interest.  These loans were originally recorded at fair value on the acquisition date of August 1, 2012.  These loans are considered to be accruing as the Company can reasonably estimate future cash flows on these acquired loans and the Company expects to fully collect the carrying value of these loans.  Therefore, the Company is accreting the difference between the carrying value of these loans and their expected cash flows into interest income.

The level of nonperforming assets at the past five year-ends is illustrated in the table above. The ratio of nonperforming loans to total loans improved between 2014 and 2017, but was up slightly at year-end 2018. The Company’s total nonperforming assets as a percentage of total assets was 0.42% at December 31, 2018, up from 0.38% at December 31, 2017, but continues to compare favorably to its peer group’s most recent ratio of 0.61% at September 30, 2018. The peer data is from the Federal Reserve Board and represents banks or bank holding companies with assets between $3.0 billion and $10.0 billion.

A breakdown of nonperforming loans by portfolio segment is shown above. Nonperforming loans at December 31, 2018 were up 15.6% from December 31, 2017. Nonperforming loans represented 0.55% of total loans at December 31, 2018, compared to 0.49% of total loans at December 31, 2017, and 0.51% of total loans at December 31, 2016. The increase in nonperforming loans at year-end 2018 compared to year-end 2017 was mainly in commercial real estate and residential real estate loans, and partially offset by a decrease in commercial and industrial loans. The increase in commercial real estate nonaccrual loans was mainly due to the addition of one relationship loan totaling $4.8 million. The decrease in commercial and industrial nonaccrual loans reflects paydowns and loans returned to accruing status due to improved performance. At December 31, 2018, other real estate owned was down $452,000 from prior year-end and represented 5.7% of total nonperforming assets, down from 8.2% at December 31, 2017. The decrease in other real estate owned was mainly due to the write-down of one commercial real estate property during 2018.

Loans are considered modified in a troubled debt restructuring (“TDR”) when, due to a borrower’s financial difficulties, the Company makes a concession(s) to the borrower that the Company would not otherwise consider. When modifications are provided for reasons other than as a result of the financial distress of the borrower, these loans are not classified as TDRs or impaired. These modifications may include, among others, an extension of the term of the loan, and granting a period when interest-only payments can be made, with the principal payments made over the remaining term of the loan or at maturity. TDRs are included in the above table within the following categories: “loans 90 days past due and accruing”, “nonaccrual loans”, or “troubled debt restructurings not included above”. Loans in the latter category include loans that meet the definition of a TDR but are performing in accordance with the modified terms and have shown a satisfactory period of repayment (generally six consecutive months) and where full collection of all is reasonably assured. At December 31, 2018, the Company had $6.9 million in TDR balances, which are included in the above table; $4.4 million are included in the line captioned “Troubled debt restructurings not included above” and the remainder within nonaccrual loans.

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

The Company’s recorded investment in originated loans and leases that are considered impaired totaled $14.2 million at December 31, 2018, and $12.1million at December 31, 2017. A loan is impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impaired loans consist of our non-homogenous nonaccrual loans and loans that are 90 days or more past due. Specific reserves on individually identified impaired loans that are not collateral dependent are measured based on the present value of expected future cash flows discounted at the original effective interest rate of each loan. For loans that are collateral dependent, impairment is measured based on the fair value of the collateral less estimated selling costs, and such impaired amounts are generally charged off.

At December 31, 2018, there was a specific reserve of $3.8 million on seven commercial loans in the originated loan portfolio, compared to a $441,000 reserve on seven commercial real estate loans at December 31, 2017. The increase in the specific reserve was mainly due to the addition of a $3.0 million specific reserve added to one loan in the fourth quarter of 2018. The majority of the remaining impaired loans are collateral dependent impaired loans that have limited exposure or require limited specific reserves because of the amount of collateral support with respect to these loans or the loans have been written down to fair value. Interest payments on impaired loans are typically applied to principal unless collectability of the principal amount is reasonably assured. In these cases, interest is recognized on a cash basis. There was no interest income recognized on impaired loans and leases for 2018, 2017 and 2016.

The ratio of the allowance to nonperforming loans (loans past due 90 days and accruing, nonaccrual loans and restructured troubled debt) was 163.25% at December 31, 2018, compared to 172.84% at December 31, 2017. The Company’s nonperforming loans are mostly made up of collateral dependent impaired loans requiring little to no specific allowance due to the level of collateral available with respect to these loans and/or previous charge-offs.

Management reviews the loan portfolio for evidence of potential problem loans and leases. Potential problem loans and leases are loans and leases that are currently performing in accordance with contractual terms, but where known information about possible credit problems of the related borrowers causes management to have doubt as to the ability of such borrowers to comply with the present loan payment terms and may result in such loans and leases becoming nonperforming at some time in the future. Management considers loans and leases classified as Substandard, which continue to accrue interest, to be potential problem loans and leases. The Company, through its credit administration function, identified 29 commercial relationships from the originated portfolio and 6 commercial relationships from the acquired portfolio totaling $33.7 million and $1.2 million, respectively at December 31, 2018 that were potential problem loans. At December 31, 2017, there were 28 relationships totaling $11.2 million in the originated portfolio and 10 relationships totaling $3.6 million in the acquired portfolio that were considered potential problem loans.

Of the 29 commercial relationships from the originated portfolio that were classified as potential problem loans at December 31, 2018, there were 11 relationships that equaled or exceeded $1.0 million, which in aggregate totaled $30.1 million. Of the 6 commercial relationships from the acquired loan portfolio, there were no relationships that equaled or exceeded $1.0 million. The potential problem loans remain in a performing status due to a variety of factors, including payment history, the value of collateral supporting the credits, and personal or government guarantees. These factors, when considered in the aggregate, give management reason to believe that the current risk exposure on these loans does not warrant accounting for these loans as nonperforming. However, these loans do exhibit certain risk factors, which have the potential to cause them to become nonperforming. Accordingly, management’s attention is focused on these credits, which are reviewed on at least a quarterly basis.

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

Although we believe our process for determining the allowance adequately considers all of the factors that would likely result in credit losses, this evaluation is inherently subjective as it requires material estimates, including expected default probabilities, loss emergence periods, the amounts and timing of expected future cash flows on impaired loans, and estimated losses based on historical loss experience and current economic conditions.  All of these factors may be susceptible to significant change.  To the extent that actual results differ from management estimates, additional loan loss provisions may be required that would adversely impact earnings for future periods. Based on its evaluation of the allowance as of December 31, 2018, management considers the allowance to be appropriate. Under adversely or positively different conditions or assumptions, the Company would need to increase or decrease the allowance.

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

The allocation of the Company’s allowance as of December 31, 2018, and each of the previous four years is illustrated in Table 5- Allocation of the Allowance for Loan and Lease Losses, below.

Table 5 - Allocation of the Allowance for Originated and Acquired Loan and Lease Losses

	As of December 31,
(in thousands)	2018	2017	2016	2015	2014
Originated loans outstanding at end of year	$4,568,741	$4,358,543	$3,863,922	$3,310,768	$2,839,974

Allocation of the originated allowance by originated loan type:
Commercial and industrial	$11,217	$11,812	$9,389	$10,495	$9,157
Commercial real estate	23,483	20,412	19,836	15,479	12,069
Residential real estate	7,317	6,161	5,149	4,070	5,030
Consumer and other	1,304	1,301	1,224	1,268	1,900
Total	$43,321	$39,686	$35,598	$31,312	$28,156

Allocation of the originated allowance as a percentage of total originated allowance:
Commercial and industrial	26%	30%	27%	34%	32%
Commercial real estate	54%	51%	56%	49%	43%
Residential real estate	17%	16%	14%	13%	18%
Consumer and other	3%	3%	3%	4%	7%
Total	100%	100%	100%	100%	100%
Loan and lease types as a percentage of total originated loans and leases:
Commercial and industrial	23%	24%	25%	26%	27%
Commercial real estate	47%	46%	43%	41%	39%
Residential real estate	28%	29%	30%	31%	32%
Consumer and other	2%	1%	2%	2%	2%
Total	100%	100%	100%	100%	100%

	As of December 31,
(in thousands)	2018	2017	2016	2015	2014
Acquired loans outstanding at end of year	$265,198	$310,577	$394,111	$461,274	$553,314

Allocation of the acquired allowance by acquired loan type:
Commercial and industrial	$55	$25	$0	$433	$431
Commercial real estate	0	0	97	61	337
Residential real estate	28	54	54	198	51
Consumer and other	6	6	6	0	22
Total	$89	$85	$157	$692	$841

Allocation of the acquired allowance as a percentage of total acquired allowance:
Commercial and industrial	62%	29%	0%	62%	51%
Commercial real estate	0%	0%	62%	9%	40%
Residential real estate	31%	64%	34%	29%	6%
Consumer and other	7%	7%	4%	0%	3%
Total	100%	100%	100%	100%	100%
Loan and lease types as a percentage of total acquired loans and leases:
Commercial and industrial	16%	16%	20%	18%	18%
Commercial real estate	68%	67%	64%	64%	63%
Residential real estate	16%	17%	16%	15%	16%
Consumer and other	0%	0%	0%	0%	0%
Covered	0%	0%	0%	3%	3%
Total	100%	100%	100%	100%	100%

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

The five year trend in the allowance is shown above. Over the five year period, the originated allowance has steadily increased driven in large part by growth in originated loans, while the acquired portfolio has steadily decreased, reflecting run-off of the acquired portfolio, improving asset quality metrics in the acquired portfolio, and net charge-offs. As of December 31, 2018, the total allowance for loan and lease losses was $43.4 million, which was up $3.6 million or 9.2% from year-end 2017. The year-end allowance for originated loans and leases was up $3.6 million compared to prior year end, and the allowance for acquired loans was up $4,000 from year-end 2017. At December 31, 2018, the total allowance was 163.25% of total nonperforming loans compared to 172.84% at December 31, 2017.

The Company’s allowance for originated loan and lease losses totaled $43.3 million at December 31, 2018, which represented 0.95% of total originated loans, compared to 0.91% reported at December 31, 2017. The $3.6 million or 9.2% increase in the allowance for originated loans in 2018 over 2017 was mainly due to the 4.8% growth in the originated loan portfolio over 2017, and an impairment reserve related to the downgrade of a single commercial real estate relationship in the fourth quarter of 2018. The latter contributed to the increase in the allocation for commercial real estate loans shown in the originated allowance table above. Asset quality metrics in the originated portfolio remain favorable at December 31, 2018 but did show some deterioration from December 31, 2017. Originated loans internally-classified as Special Mention and Substandard totaled $72.0 million at December 31, 2018, up from $66.7 million at year-end 2017. Loans classified as Substandard increased by $23.4 million over December 31, 2017, while loans classified as Special Mention were down by $16.3 million. Nonaccrual originated loans were $19.3 million as of December 31, 2018, up $3.1 million from year-end 2017. Net charge-offs of originated loans were $262,000 or 0.1% of average originated loans in 2018 compared to net charge-offs of $140,000 or 0.0% of average originated loans in 2017.

The allowance for acquired loans and leases was $89,000 at December 31, 2018, up 4.7% over prior year end. The amount of acquired loans internally-classified as Special Mention and Substandard at December 31, 2018 was down $4.3 million or 55.8% compared to December 31, 2017, reflecting successful workouts and related paydowns and charge-offs during 2018. Net charge-offs of acquired loans totaled $41,000 in 2018 compared to net charge-offs of $5,000 in 2017. Acquired nonaccrual loans totaled $2.9 million at December 31, 2018, compared to $3.3 million at December 31, 2017.

The level of future charge-offs is dependent upon a variety of factors such as national and local economic conditions, trends in, various industries, underwriting characteristics, and conditions unique to each borrower. Given uncertainties surrounding these factors, it is difficult to estimate future losses.

Table 6 - Analysis of the Allowance for Originated and Acquired Loan and Lease Losses

	December 31,
(in thousands)	2018	2017	2016	2015	2014
Average originated loans outstanding during year	$4,472,682	$4,051,298	$3,525,649	$3,023,456	$2,624,282
Balance of allowance at beginning of year	39,686	35,598	31,312	28,156	26,700

Originated loans charged-off:
Commercial and industrial	293	291	878	221	470
Commercial real estate	60	21	12	363	639
Residential real estate	424	584	263	338	512
Consumer and other	1,350	960	521	1,074	1,308
Leases	0	0	0	0	0
Total loans charged-off	$2,127	$1,856	$1,674	$1,996	$2,929

Recoveries of originated loans previously charged-off:
Commercial and industrial	50	119	576	809	636
Commercial real estate	812	980	859	1,277	1,832
Residential real estate	324	212	63	112	88
Consumer and other	679	405	325	487	536
Total loan recoveries	$1,865	$1,716	$1,823	$2,685	$3,092
Net loan charge-offs and (recoveries)	262	140	(149)	(689)	(163)
Additions to allowance charged to operations	3,897	4,228	4,137	2,467	1,293
Balance of originated allowance at end of year	$43,321	$39,686	$35,598	$31,312	$28,156
Originated allowance as a percentage of originated loans and leases outstanding	0.95%	0.91%	0.92%	0.95%	0.99%
Net (recoveries) charge-offs as a percentage of average originated loans and leases outstanding during the year	0.01%	0.00%	0.00%	(0.02)%	(0.01)%

	December 31,
(in thousands)	2018	2017	2016	2015	2014
Average acquired loans outstanding during year	$284,901	$349,915	$431,572	$508,490	$614,740
Balance of allowance at beginning of year	85	157	692	841	1,270

Acquired loans charged-off:
Commercial and industrial	41	74	698	77	293
Commercial real estate	82	159	181	400	631
Residential real estate	190	483	35	302	484
Consumer and other	0	2	121	6	51
Total loans charged-off	$313	$718	$1,035	$785	$1,459

Recoveries of acquired loans previously charged-off:
Commercial and industrial	106	24	20	7	0
Commercial real estate	31	637	268	142	0
Residential real estate	135	44	0	9	0
Consumer and other	0	8	28	0	17
Total loan recoveries	$272	$713	$316	$158	$17
Net loans charged-off	41	5	719	627	1,442
Additions (reductions) to allowance charged to operations	45	(67)	184	478	1,013
Balance of acquired allowance at end of year	$89	$85	$157	$692	$841
Acquired allowance as a percentage of acquired loans outstanding	0.03%	0.02%	0.04%	0.14%	0.14%
Net charge-offs as a percentage of average acquired loans and leases outstanding during the year	0.01%	0.00%	0.17%	0.12%	0.23%
Total net charge-offs as a percentage of average total loans and leases outstanding during the year	0.01%	0.00%	0.00%	0.00%	0.04%

The provision for loan and lease losses represents management’s estimate of the expense necessary to maintain the allowance for loan and lease losses at an appropriate level. The above table generally shows an increase in provision expense for the originated portfolio and a decrease in provision expense for the acquired portfolio over the period from 2014 to 2018. The increase in provision expense for the originated portfolio largely reflects the growth in the originated portfolio over that period. Asset quality has been generally favorable over the period. The provision expense for originated loans over the past five years benefited from significant recoveries on two commercial/commercial real estate relationships that resulted in net loan recoveries on originated loans in 2016, 2015, and 2014 and smaller net charge-offs in 2018 and 2017. Provision expense for the acquired portfolio showed an increase from 2017, but showed decreases from 2014 through 2017. Asset quality trends for the acquired portfolio continue to show improvement as evidenced by low net charge-offs and lower Special Mention and Substandard loans.

The ratio of the allowance for originated loan and lease losses as a percentage of total originated loans was 0.95% at year-end 2018 compared to 0.91% at year-end 2017. The allowance coverage to nonperforming loans and leases was 163.25% at December 31, 2018 compared to 172.84% at December 31, 2017. Management believes that, based upon its evaluation as of December 31, 2018, the allowance is appropriate.

Deposits and Other Liabilities

Total deposits were $4.9 billion at December 31, 2018, an increase of $51.2 million or 1.1% compared to year-end 2017. The increase from year-end 2017 consisted of savings and money market balances (up $201.6 million), which is partially offset by noninterest bearing deposits (down $39.5 million) and time deposits (down $111.0 million).

The most significant source of funding for the Company is core deposits. The Company defines core deposits as total deposits less time deposits of $250,000 or more, brokered deposits and municipal money market deposits. Core deposits increased by $113.4 million or 2.8% to $4.1 billion at year-end 2018 from $4.0 billion at year-end 2017. Core deposits represented 84.0% of total deposits at December 31, 2018, compared to 82.6% of total deposits at December 31, 2017.

Municipal money market accounts totaled $577.6 million at year-end 2018, which was an increase of 5.8% over year-end 2017. In general, there is a seasonal pattern to municipal deposits starting with a low point during July and August. Account balances tend to increase throughout the fall and into the winter months from tax deposits and receive an additional inflow at the end of March from the electronic deposit of state funds.

Table 1-Average Statements of Condition and Net Interest Analysis, shows the average balance and average rate paid on the Company’s primary deposit categories for the years ended December 31, 2018, 2017, and 2016. Average interest-bearing deposits were flat for 2018 when compared to 2017. The average cost of interest-bearing deposits was 0.48% for 2018 and 0.35% for 2017. Average noninterest bearing deposits at December 31, 2018 were up $103.5 million or 8.1% over year-end 2017. A maturity schedule of time deposits outstanding at December 31, 2018 is included in “Note 7 Deposits” in Notes to Consolidated Financial Statements in Part II, Item 8. of this Report.

The Company uses both retail and wholesale repurchase agreements. Retail repurchase agreements are arrangements with local customers of the Company, in which the Company agrees to sell securities to the customer with an agreement to repurchase those securities at a specified later date. Retail repurchase agreements totaled $81.8 million at December 31, 2018, and $75.2 million at December 31, 2017. Management generally views local repurchase agreements as an alternative to large time deposits. Refer to “Note 8 Federal Funds Purchased and Securities Sold Under Agreements to Repurchase” in Notes to Consolidated Financial Statements in Part II, Item 8. of this Report for further details on the Company’s repurchase agreements.

The Company’s other borrowings totaled $1.1 billion at year-end 2018, which was in line with prior year. The increase was to support loan growth in excess of deposit growth. The $1.1 billion in borrowings at December 31, 2018, included $647.1 million in overnight advances from the FHLB, $425.0 million in term advances from the FHLB and a $4.0 million advance from a third party bank. Borrowings at year-end 2017 included $587.7 million in overnight advances from the FHLB, $475.0 million of FHLB term advances, and a $9.0 million advance from a bank. Of the $425.0 million of the FHLB term advances at year-end 2018, $150.0 million are due in over one year. Refer to “Note 9 Other Borrowings” in Notes to Consolidated Financial Statements in Part II, Item 8. of this Report for further details on the Company’s term borrowings with the FHLB.

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

Non-core funding sources totaled $1.9 billion at December 31, 2018, a decrease of $51.3 million or 2.6% from $2.0 billion at December 31, 2017. Non-core funding sources decreased year-over-year as the Company experienced sufficient growth in core deposits to fund earning asset growth. Non-core funding sources as a percentage of total liabilities decreased from 32.8% at year-end 2017 to 31.6% at year-end 2018.

Non-core funding sources may require securities to be pledged against the underlying liability. Securities carried at $1.2 billion at December 31, 2018 and $1.3 billion at December 31, 2017, were either pledged or sold under agreements to repurchase. Pledged securities or securities sold under agreements to repurchase represented 77.8% of total securities at December 31, 2018, compared to 84.3% of total securities at December 31, 2017.

Cash and cash equivalents totaled $80.4 million as of December 31, 2018, down from $84.3 million at December 31, 2017. Short-term investments, consisting of securities due in one year or less, increased from $57.9 million at December 31, 2017, to $86.8 million at December 31, 2018.

Cash flow from the loan and investment portfolios provides a significant source of liquidity. These assets may have stated maturities in excess of one year, but they have monthly principal reductions. Total mortgage-backed securities, at fair value, were $758.9 million at December 31, 2018 compared with $794.0 million at December 31, 2017. Outstanding principal balances of residential mortgage loans, consumer loans, and leases totaled approximately $1.4 billion at December 31, 2018 as compared to $1.4 billion at December 31, 2017. Aggregate amortization from monthly payments on these assets provides significant additional cash flow to the Company.

Liquidity is enhanced by ready access to national and regional wholesale funding sources including Federal funds purchased, repurchase agreements, brokered certificates of deposit, and FHLB advances. Through its subsidiary banks, the Company has borrowing relationships with the FHLB and correspondent banks, which provide secured and unsecured borrowing capacity. At December 31, 2018, the unused borrowing capacity on established lines with the FHLB was $1.0 billion.

As members of the FHLB, the Company’s subsidiary banks can use certain unencumbered mortgage-related assets and securities to secure additional borrowings from the FHLB. At December 31, 2018, total unencumbered mortgage loans and securities of the Company were $554.3 million. Additional assets may also qualify as collateral for FHLB advances upon approval of the FHLB.

The Company has not identified any trends or circumstances that are reasonably likely to result in material increases or decreases in liquidity in the near term.

Table 7 - Loan Maturity

Remaining maturity of originated loans	December 31, 2018
(in thousands)	Total	Less than 1 year	After 1 year to 5 years	After 5 years
Commercial and industrial	$1,033,923	$258,420	$301,245	$474,258
Commercial real estate	2,161,569	107,468	254,418	1,799,683
Residential real estate	1,292,261	255	14,982	1,277,024
Total	$4,487,753	$366,143	$570,645	$3,550,965

Remaining maturity of acquired loans	December 31, 2018
(in thousands)	Total	Less than 1 year	After 1 year to 5 years	After 5 years
Commercial and industrial	$43,712	$9,392	$15,538	$18,782
Commercial real estate	179,092	13,309	84,977	80,806
Residential real estate	41,633	139	3,880	37,614
Total	$264,437	$22,840	$104,395	$137,202

Of the loan amounts shown above in Table 7 - Loan Maturity, maturing over 1 year, $1.9 billion have fixed rates and $2.4 billion have adjustable rates.

OFF-BALANCE SHEET ARRANGEMENTS

In the normal course of business the Company is party to certain financial instruments, which in accordance with accounting principles generally accepted in the United States, are not included in its Consolidated Statements of Condition. These transactions include commitments under standby letters of credit, unused portions of lines of credit, and commitments to fund new loans and are undertaken to accommodate the financing needs of the Company’s customers. Loan commitments are agreements by the Company to lend monies at a future date. These loan and letter of credit commitments are subject to the same credit policies and reviews as the Company’s loans. Because most of these loan commitments expire within one year from the date of issue, the total amount of these loan commitments as of December 31, 2018, are not necessarily indicative of future cash requirements. Further information on these commitments and contingent liabilities is provided in “Note 17 Commitments and Contingent Liabilities” in Notes to Consolidated Financial Statements in Part II, Item 8. of this Report.

CONTRACTUAL OBLIGATIONS

The Company leases land, buildings, and equipment under operating lease arrangements extending to the year 2090. Most leases include options to renew for periods ranging from 5 to 20 years. In addition, the Company has a software contract for its core banking application through June 30, 2024 along with contracts for more specialized software programs through 2020. Further information on the Company’s lease arrangements is provided in “Note 6 Premises and Equipment” in Notes to Consolidated Financial Statements in Part II, Item 8. of this Report. The Company’s contractual obligations as of December 31, 2018, are shown in Table 8-Contractual Obligations and Commitments below.

Table 8 - Contractual Obligations and Commitments

Contractual cash obligations	At December 31, 2018 Payments due within
(in thousands)	Total	1 year	1-3 years	3-5 years	After 5 years
Long-term debt	$437,366	$285,442	$151,924	$0	$0
Trust Preferred Debentures[1]	35,518	1,149	2,298	2,298	29,773
Operating leases	32,267	4,790	7,640	6,815	13,022
Software contracts	8,984	2,168	3,383	2,727	706
Total contractual cash obligations	$514,135	$293,549	$165,245	$11,840	$43,501

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

Fourth Quarter Summary

Net income for the fourth quarter of 2018 was $18.9 million, up from $2.5 million for the same period in 2017. Diluted earnings per share of $1.23 for the fourth quarter of 2018 were up from $0.16 in the fourth quarter of 2017. Fourth quarter 2017 net income was adversely impacted by the TCJA, which reduced the Federal statutory tax rate from 35% in 2017 to 21% in 2018 and beyond. The change in the tax law created a one-time, non-cash write-down of net deferred tax assets in the amount of $14.9 million in the fourth quarter of 2017 due to the required remeasurement of the net deferred tax assets using the new lower tax rate. Removing the impact of that one-time charge from 2017 fourth quarter earnings would have resulted in diluted earnings per share of $1.15 for the fourth quarter of 2017. For the fourth quarter of 2018, adjusted diluted earnings per share of $1.23 reflected an increase of 7.0% over the $1.15 adjusted diluted earnings per share reported in same quarter last year. Please see the discussion above under “Results of Operations (Comparison of December 31, 2018 and 2017 results) Non-GAAP Disclosure” for an explanation of why management believes this non-GAAP financial measure is useful, and a reconciliation to diluted earnings per share.

Net interest income of $53.2 million for the fourth quarter of 2018 was up 2.4% over the same period in 2017. The increase reflects growth in average earning assets of $204.7 million or 3.3% over the same quarter in 2017. The growth in average earning assets was mainly in average loans and leases, which were up $262.6 million or 5.8% over average loans and leases for the fourth quarter of 2017. The yield on average interest earning assets of 4.10% for the fourth quarter of 2018 was up 23 basis points from 3.87% for the fourth quarter of 2017. The average cost of interest bearing liabilities for the fourth quarter of 2018 of 1.04% was up 42 basis points compared to the fourth quarter of 2017. Average deposits for the fourth quarter of 2018 increased $78.1 million, or 1.6% compared to the same period in 2017. Included in the growth of average deposits during 2018 was a $39.7 million increase in average noninterest bearing deposits, up 2.9% from the fourth quarter of 2017.

Net interest margin for the fourth quarter of 2018 was 3.34%, down from 3.42% for the fourth quarter of 2017. The decline in margin over the prior year period was largely due to increases in market interest rates, which resulted in funding costs rising at a faster pace than asset yields.

Provision for loan and lease losses was $2.1 million for the fourth quarter of 2018 compared to $2.0 million in the fourth quarter of 2017. The provision in the fourth quarter of 2018 was mainly driven by an impairment reserve related to the downgrade of a single commercial real estate relationship in the fourth quarter of 2018. The provision expense for the fourth quarter of 2017 was mainly due to the growth in the originated loan portfolio during the quarter. Growth in the originated portfolio in the fourth quarter of 2017 totaled $191.3 million or 4.6% over the third quarter of 2017, compared to growth in the fourth quarter of 2018 of $37.5 million or 0.8% over the third quarter of 2018. Net charge-offs for the fourth quarter of 2018 were $6,000 compared to net charge-offs of $281,000 in the fourth quarter of 2017.

Noninterest income was $19.9 million for the fourth quarter of 2018, up $2.5 million or 14.7% compared to the same period in 2017. Contributing to the increase in noninterest income was $2.5 million related to the collection of fees and nonaccrual interest for a credit that was charged off in 2010.

Noninterest expense was $47.2 million for the fourth quarter of 2018, up $0.9 million or 2.0% over the fourth quarter of 2017. Expenses associated with salaries and wages and employee benefits are the largest component of total noninterest expense. For the fourth quarter of 2018, these expenses increased $1.1 million or 4.0% compared to the fourth quarter of 2017. Salaries and wages increased $0.5 million or 2.4% in the fourth quarter of 2018 over the same period in the prior year, mainly as a result of annual merit-based adjustments as well as some wage increases related to tax reform initiatives. Other employee benefits increased $0.6 million or 9.8% over 2017. The increase over prior year in other employee benefit expenses was mainly in health insurance, which was up $0.6 million or 25.6% in the fourth quarter of 2018 over the fourth quarter of 2017. Other expenses for the fourth quarter of 2018 included an increase of $1.5 million in professional fees, primarily related to investments in strengthening the Company’s compliance and information security infrastructure. Other expenses for the fourth quarter of 2017 included a $2.7 million write-off of a historic tax credit investment, which was placed in service in 2017, resulting in the write-off of the investment and recognition of the $3.3 million of tax credits as a reduction of income tax expense.

Income tax expense for the fourth quarter of 2018 was $4.6 million compared to $18.5 million for the fourth quarter of 2017. The decrease is a direct result of the change in the Federal statutory rate from 35% in 2017 to 21% in 2018 as a result of the Tax Cuts and Jobs Act of 2017. In addition, the change in the tax rate also resulted in a $14.9 million non-cash write-down of net deferred tax assets recorded in the fourth quarter of 2017, which was partially offset by the $3.3 million historic tax credit recognized in the fourth quarter of 2017.

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

The Company’s Board of Directors has set a policy that interest rate risk exposure will remain within a range whereby net interest income will not decline by more than 10% in one year as a result of a 100 basis point parallel change in rates. Based upon the simulation analysis performed as of November 30, 2018, a 200 basis point parallel upward change in interest rates over a one-year time frame would result in a one-year decrease in net interest income of approximately 3.7% from the base case, while a 200 basis point parallel decline in interest rates over a one-year period would result in a one-year increase in net interest income of approximately 0.9% from the base case. The simulation assumes no balance sheet growth and no management action to address balance sheet mismatches.

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

The exposure in the 200 basis point decline scenario results from the Company’s assets repricing downward to a greater degree than the rates on the Company’s interest-bearing liabilities, mainly deposits. Rates on savings and money market accounts have recently experienced slight increases compared with the historically low interest rate environment experienced in prior years; allowing for some interest expense relief in the first year of the declining rate scenario. In addition, the model assumes that prepayments accelerate in the down interest rate environment resulting in additional pressure on asset yields as proceeds are reinvested at lower rates.

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

In addition to the simulation analysis, management uses an interest rate gap measure. Table 9-Interest Rate Risk Analysis below is a Condensed Static Gap Report, which illustrates the anticipated repricing intervals of assets and liabilities as of December 31, 2018. The Company’s one-year interest rate gap was a negative $897.7 million or 13.28% of total assets at December 31, 2018, compared with a negative $762.6 million or 11.47% of total assets at December 31, 2017. A negative gap position exists when the amount of interest-bearing liabilities maturing or repricing exceeds the amount of interest-earning assets maturing or repricing within a particular time period. This analysis suggests that the Company’s net interest income is more vulnerable to an increasing rate environment than it is to a prolonged declining interest rate environment. An interest rate gap measure could be significantly affected by external factors such as a rise or decline in interest rates, loan or securities prepayments, and deposit withdrawals.

Table 9 - Interest Rate Risk Analysis

Condensed Static Gap - December 31, 2018	Repricing Interval
(in thousands)	Total	0-3 months	3-6 months	6-12 months	12 months
Interest-earning assets*	$6,393,434	$1,210,120	$290,091	$513,464	$2,013,675
Interest-bearing liabilities	4,665,265	2,408,280	168,420	334,711	2,911,411
Net gap position		(1,198,160)	121,671	178,753	(897,736)
Net gap position as a percentage of total assets		(17.73)%	1.80%	2.64%	(13.28)%

*Balances of available-for-sale securities are shown at amortized cost.

The Company anticipates that, if the recent trend of rising short-term interest rates continues, the trajectory of net interest income will depend significantly on the Company's ability to manage deposit pricing, quantity and retention in a competitive market considering that the cost of deposits significantly influences our net interest income. Throughout 2018, the cost of interest-bearing deposits increased 13 basis points over the prior year through four increases in the federal funds rate. The Company will continue to focus on increasing earning assets and funding growth through lower cost funding sources, including working to stabilize our deposit pricing.

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

The Audit/Examining Committee of the board of directors, composed solely of outside directors, meets periodically and privately with management, internal auditors, and the independent registered public accounting firm, KPMG LLP, to review matters relating to the quality of financial reporting, internal accounting control, and the nature, extent, and results of audit efforts. The independent registered public accounting firm and internal auditors have unlimited access to the Audit/Examining Committee to discuss all such matters. The consolidated financial statements have been audited by KPMG LLP for the purpose of expressing an opinion on the consolidated financial statements. In addition, KPMG LLP has audited internal control over financial reporting, as of December 31, 2018.

/s/ Stephen S. Romaine	/s/ Francis M. Fetsko	Date:	March 1, 2019

Stephen S. Romaine	Francis M. Fetsko
Chief Executive Officer	Chief Financial Officer
Chief Operating Officer

Report of Independent Registered Public Accounting Firm

To the shareholders and board of directors
Tompkins Financial Corporation:

Opinion on Internal Control Over Financial Reporting
We have audited Tompkins Financial Corporation and subsidiaries’ (the "Company") internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statements of condition of the Company as of December 31, 2018 and 2017, the related consolidated statements of income, comprehensive income, cash flows, and changes in shareholders’ equity for each of the years in the three-year period ended December 31, 2018, and the related notes (collectively, the "consolidated financial statements"), and our report dated March 1, 2019 expressed an unqualified opinion on those consolidated financial statements.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Albany, New York
March 1, 2019

Report of Independent Registered Public Accounting Firm

To the shareholders and board of directors
Tompkins Financial Corporation:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated statements of condition of Tompkins Financial Corporation and subsidiaries (the “Company”) as of December 31, 2018 and 2017, the related consolidated statements of income, comprehensive income, cash flows, and changes in shareholders’ equity for each of the years in the three‑year period ended December 31, 2018, and the related notes (collectively, the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 1, 2019 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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

Albany, New York
March 1, 2019

TOMPKINS FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CONDITION

(In thousands, except share and per share data)	As of	As of
ASSETS	12/31/2018	12/31/2017

Cash and noninterest bearing balances due from banks	$78,524	$77,688
Interest bearing balances due from banks	1,865	6,615
Cash and Cash Equivalents	80,389	84,303

Available-for-sale securities, at fair value (amortized cost of $1,363,902 at December 31, 2018 and $1,408,996 at December 31, 2017)	1,332,658	1,391,862
Held-to-maturity securities, at amortized cost (fair value of $139,377 at December 31, 2018 and $140,315 at December 31, 2017)	140,579	139,216
Equity securities, at fair value (amortized cost $1,000 at December 31, 2018 and $1,000 at December 31, 2017)	887	913
Originated loans and leases, net of unearned income and deferred costs and fees	4,568,741	4,358,543
Acquired loans	265,198	310,577
Less: Allowance for loan and lease losses	43,410	39,771
Net Loans and Leases	4,790,529	4,629,349

Federal Home Loan Bank and other stock	52,262	50,498
Bank premises and equipment, net	97,202	86,995
Corporate owned life insurance	81,928	80,106
Goodwill	92,283	92,291
Other intangible assets, net	7,628	9,263
Accrued interest and other assets	82,091	83,494
Total Assets	6,758,436	6,648,290
LIABILITIES
Deposits:
Interest bearing:
Checking, savings and money market	2,853,190	2,651,632
Time	637,295	748,250
Noninterest bearing	1,398,474	1,437,925
Total Deposits	4,888,959	4,837,807

Federal funds purchased and securities sold under agreements to repurchase	81,842	75,177
Other borrowings	1,076,075	1,071,742
Trust preferred debentures	16,863	16,691
Other liabilities	73,826	70,671
Total Liabilities	6,137,565	6,072,088
EQUITY
Tompkins Financial Corporation shareholders' equity:
Common Stock - par value $.10 per share: Authorized 25,000,000 shares; Issued: 15,348,287 at December 31, 2018; and 15,301,524 at December 31, 2017	1,535	1,530
Additional paid-in capital	366,595	364,031
Retained earnings	319,396	265,007
Accumulated other comprehensive loss	(63,165)	(51,296)
Treasury stock, at cost – 122,227 shares at December 31, 2018, and 120,805 shares at December 31, 2017	(4,902)	(4,492)
Total Tompkins Financial Corporation Shareholders’ Equity	619,459	574,780

Noncontrolling interests	1,412	1,422
Total Equity	$620,871	$576,202
Total Liabilities and Equity	$6,758,436	$6,648,290
 See notes to consolidated financial statements.

TOMPKINS FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

	Year ended December 31,
(in thousands, except per share data)	2018	2017	2016
INTEREST AND DIVIDEND INCOME
Loans	$214,370	$191,410	$169,630
Due from banks	31	37	6
Trading securities	0	0	220
Available-for-sale securities	30,377	29,721	27,846
Held-to-maturity securities	3,437	3,475	3,603
Federal Home Loan Bank stock and Federal Reserve Bank stock	3,377	2,121	1,434
Total Interest and Dividend Income	251,592	226,764	202,739
INTEREST EXPENSE
Time certificates of deposits of $250,000 or more	1,712	1,880	1,654
Other deposits	14,883	10,253	9,059
Federal funds purchased and securities sold under agreements to repurchase	152	235	2,228
Trust preferred debentures	1,227	1,158	2,390
Other borrowings	21,818	11,934	6,772
Total Interest Expense	39,792	25,460	22,103
Net Interest Income	211,800	201,304	180,636
Less: Provision for loan and lease losses	3,942	4,161	4,321
Net Interest Income After Provision for Loan and Lease Losses	207,858	197,143	176,315
NONINTEREST INCOME
Insurance commissions and fees	29,369	28,778	29,492
Investment services income	17,288	15,665	15,203
Service charges on deposit accounts	8,435	8,437	8,793
Card services income	9,693	9,100	8,058
Mark-to-market loss on trading securities	0	0	(182)
Mark-to-market gain on liabilities held at fair value	0	0	227
Other income	13,130	7,631	6,291
Net (loss) gain on securities transactions	(466)	(407)	926
Total Noninterest Income	77,449	69,204	68,808
NONINTEREST EXPENSES
Salaries and wages	85,625	81,948	77,379
Other employee benefits	22,090	21,458	19,909
Net occupancy expense of premises	13,309	13,214	12,521
Furniture and fixture expense	7,351	7,028	6,450
FDIC insurance	2,618	2,527	3,024
Amortization of intangible assets	1,771	1,932	2,090
Other operating expenses	48,303	42,998	37,234
Total Noninterest Expenses	181,067	171,105	158,607
Income Before Income Tax Expense	104,240	95,242	86,516
Income Tax Expense	21,805	42,620	27,045
Net Income Attributable to Noncontrolling Interests and Tompkins Financial Corporation	82,435	52,622	59,471
Less: Net income attributable to noncontrolling interests	127	128	131
Net Income Attributable to Tompkins Financial Corporation	$82,308	$52,494	$59,340
Basic Earnings Per Share	$5.39	$3.46	$3.94
Diluted Earnings Per Share	$5.35	$3.43	$3.91
See notes to consolidated financial statements.

TOMPKINS FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year ended December 31,
(in thousands)	2018	2017	2016
Net income attributable to noncontrolling interests and Tompkins Financial Corporation	$82,435	$52,622	$59,471
Other comprehensive income (loss), net of tax:

Available-for-sale securities:
Change in net unrealized gain/loss during the period	(10,981)	(2,681)	(4,615)
Reclassification adjustment for net realized loss (gain) on sale included in available-for-sale securities	332	244	(556)

Employee benefit plans:
Net retirement plan loss	(2,594)	(3,434)	(1,673)
Net retirement plan prior service (credit) cost	0	728	(113)
Amortization of net retirement plan actuarial gain	1,298	905	803
Amortization of net retirement plan prior service cost (credit)	11	9	46

Other comprehensive loss	(11,934)	(4,229)	(6,108)

Subtotal comprehensive income attributable to noncontrolling interests and Tompkins Financial Corporation	70,501	48,393	53,363
Less: Total comprehensive income attributable to noncontrolling interests	(127)	(128)	(131)
Total comprehensive income attributable to Tompkins Financial Corporation	$70,374	$48,265	$53,232

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
(in thousands)	2018	2017	2016
OPERATING ACTIVITIES
Net income attributable to Tompkins Financial Corporation	$82,308	$52,494	$59,340
Adjustments to reconcile net income, attributable to Tompkins Financial Corporation, to net cash provided by operating activities:
Provision for loan and lease losses	3,942	4,161	4,321
Depreciation and amortization of premises, equipment, and software	9,554	8,269	6,829
Accretion related to purchase accounting	(1,948)	(2,978)	(3,324)
Amortization of intangible assets	1,771	1,932	2,090
Earnings from corporate owned life insurance, net	(1,818)	(2,196)	(2,106)
Net amortization on securities	8,816	10,483	11,623
Mark-to-market loss on trading securities	0	0	182
Mark-to-market loss on liabilities held at fair value	0	0	(227)
Deferred income tax expense	2,354	14,598	1,859
Net loss (gain) on sale of securities transactions	466	407	(926)
Net gain on sale of loans	(458)	(50)	(95)
Proceeds from sale of loans	28,195	4,601	4,001
Loans originated for sale	(30,151)	(4,831)	(3,360)
Net (gain) loss on sale of bank premises and equipment	(2,946)	(30)	7
Net excess tax benefit from stock based compensation	680	1,635	1,433
Stock-based compensation expense	3,477	2,956	2,270
Decrease in interest receivable	(800)	(2,731)	(957)
Increase (decrease) in accrued interest payable	355	152	(71)
Proceeds from maturities, calls and principal paydowns of trading securities	0	0	5,781
Proceeds from sales of trading securities	0	0	1,397
Contribution to pension plan	0	(1,750)	(1,300)
Other, net	3,468	(1,057)	2,093
Net Cash Provided by Operating Activities	107,265	86,065	90,860
INVESTING ACTIVITIES
Proceeds from maturities, calls and principal paydowns of available-for-sale securities	151,053	166,625	244,456
Proceeds from sales of available-for-sale securities	70,652	64,106	97,296
Proceeds from maturities, calls and principal paydowns of held-to-maturity securities	6,729	8,068	11,776
Purchases of available-for-sale securities	(185,467)	(208,502)	(404,528)
Purchases of held-to-maturity securities	(8,492)	(5,556)	(8,207)
Net increase in loans and leases	(161,760)	(411,770)	(485,067)
Net increase in Federal Home Loan Bank stock	(1,764)	(7,365)	(13,164)
Proceeds from sale of bank premises and equipment	3,317	157	100
Purchases of bank premises, equipment and software	(18,084)	(35,290)	(16,274)
Other, net	216	2,576	119
Net Cash Used in Investing Activities	(143,600)	(426,951)	(573,493)
FINANCING ACTIVITIES
Net increase in demand, money market, and savings deposits	162,107	335,207	214,178
Net (decrease) increase in time deposits	(109,732)	(121,459)	16,946
Net increase (decrease) in securities sold under agreements to repurchase and Federal funds purchased	6,665	6,115	(67,279)
Increase in other borrowings	524,492	750,918	761,001
Redemption of trust preferred debentures	0	(21,161)	0
Repayment of other borrowings	(520,159)	(563,991)	(412,245)
Net shares issued related to restricted stock awards	(1,403)	(1,294)	(835)
Cash dividends	(29,634)	(27,627)	(26,603)
Repurchase of common stock	(2,448)	0	(1,166)
Shares issued for dividend reinvestment plan	0	2,872	3,201
Shares issued for employee stock ownership plan	3,073	2,296	1,938
Net proceeds from exercise of stock options	(540)	(641)	(806)
Net Cash Provided by Financing Activities	32,421	361,235	488,330
Net (Decrease) Increase Cash and Cash Equivalents	(3,914)	20,349	5,697
Cash and cash equivalents at beginning of year	84,303	63,954	58,257
Total Cash & Cash Equivalents at End of Year	$80,389	$84,303	$63,954

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

Supplemental Cash Flow Information

	Year ended December 31,
(in thousands)	2018	2017	2016

Cash paid during the year for - Interest	$40,660	$26,387	$23,465
Cash paid, net of refunds, during the year for - Income taxes	16,949	31,011	24,665
Non-cash investing and financing activities:
Transfer of loans to other real estate owned	518	2,886	1,179

See notes to consolidated financial statements.

TOMPKINS FINANCIAL CORPORATION CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(in thousands except share and per share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Non- controlling Interests	Total
Balances at December 31, 2015	$1,502	$350,823	$197,445	$(31,001)	$(3,755)	$1,452	$516,466
Net income attributable to noncontrolling interests and Tompkins Financial Corporation			59,340			131	59,471
Other comprehensive loss				(6,108)			(6,108)
Total Comprehensive Income							53,363
Cash dividends ($1.77 per share)			(26,603)				(26,603)
Net exercise of stock options (39,931 shares, net)	4	(810)					(806)
Common stock repurchased and returned to unissued status (22,356 shares)	(2)	(1,164)					(1,166)
Stock-based compensation expense		2,270					2,270
Shares issued for dividend reinvestment plan (45,148 shares)	4	3,197					3,201
Shares issued for employee stock ownership plan (31,435 shares)	3	1,935					1,938
Directors deferred compensation plan (1,871 shares)		296			(296)		0
Restricted stock activity (29,511 shares)	3	(838)					(835)
Shares issued for purchase acquisition (32,553 shares)	3	1,705					1,708
Dividend to noncontrolling interests						(131)	(131)
Balances at December 31, 2016	$1,517	$357,414	$230,182	$(37,109)	$(4,051)	$1,452	$549,405
Reclassification due to the adoption of ASU No. 2018-02			9,958	(9,958)			0
Net income attributable to noncontrolling interests and Tompkins Financial Corporation			52,494			128	52,622
Other comprehensive loss				(4,229)			(4,229)
Total Comprehensive Income							48,393
Cash dividends ($1.82 per share)			(27,627)				(27,627)
Net exercise of stock options (22,277 shares, net)	2	(643)					(641)
Stock-based compensation expense		2,956					2,956
Shares issued for dividend reinvestment plan (34,750 shares)	4	2,868					2,872
Shares issued for employee stock ownership plan (27,412 shares)	3	2,293					2,296
Directors deferred compensation plan (2,808 shares)		441			(441)		0
Restricted stock activity (45,269 shares)	4	(1,298)					(1,294)
Partial repurchase of noncontrolling interest						(30)	(30)
Dividend to noncontrolling interests						(128)	(128)
Balances at December 31, 2017	$1,530	$364,031	$265,007	$(51,296)	$(4,492)	$1,422	$576,202

TOMPKINS FINANCIAL CORPORATION CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (continued)

(in thousands except share and per share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Non- controlling Interests	Total
Balances at December 31, 2017	$1,530	$364,031	$265,007	$(51,296)	$(4,492)	$1,422	$576,202
Net income attributable to noncontrolling interests and Tompkins Financial Corporation			82,308			127	82,435
Other comprehensive loss				(11,934)			(11,934)
Total Comprehensive Income							70,501
Cash dividends ($1.94 per share)			(29,634)				(29,634)
Net exercise of stock options (10,786 shares)	1	(541)					(540)
Common stock repurchased and returned to unissued status (32,483 shares)	(3)	(2,445)					(2,448)
Stock-based compensation expense		3,477					3,477
Shares issued for employee stock ownership plan (38,883 shares)	4	3,069					3,073
Directors deferred compensation plan (1,422 shares)	0	410			(410)		0
Restricted stock activity (29,577 shares)	3	(1,406)					(1,403)
Adoption of Accounting Guidance ASU 2016-01			(65)	65			0
Adoption of Accounting Guidance ASU 2014-09			1,780				1,780
Partial repurchase of noncontrolling interest						(10)	(10)
Dividend to noncontrolling interests						(127)	(127)
Balances at December 31, 2018	$1,535	$366,595	$319,396	$(63,165)	$(4,902)	$1,412	$620,871

See notes to consolidated financial statements.

Note 1 Summary of Significant Accounting Policies

Basis Of Presentation
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

Cash and Cash Equivalents
Cash and cash equivalents in the Consolidated Statements of Cash Flows include cash and noninterest bearing balances due from banks, interest-bearing balances due from banks, Federal funds sold, and money market funds. Management regularly evaluates the credit risk associated with the counterparties to these transactions and believes that the Company is not exposed to any significant credit risk on cash and cash equivalents. Each bank subsidiary is required to maintain reserve balances by the Federal Reserve Bank of New York. At December 31, 2018, and December 31, 2017, the reserve requirements for the Company’s banking subsidiaries totaled $6.6 million and $6.6 million, respectively.

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

Beginning January 1, 2018, upon adoption of ASU 2016-01, equity securities with readily determinable fair values are stated at fair value with realized and unrealized gains and losses reported in income. For periods prior to January 1, 2018, equity securities were classified as available-for-sale and stated at fair value with unrealized gains and losses reported as a separate component of accumulated other comprehensive income, net of tax. Securities with limited marketability or restricted equity securities, such as Federal Home Loan Bank stock and Federal Reserve Bank stock, are carried at cost, less any impairment, if any.

Premiums and discounts are amortized or accreted over the expected life of the related security as an adjustment to yield using the interest method. Dividend and interest income are recognized when earned. Realized gains and losses on the sale of securities are included in net gain (loss) on securities transactions. The cost of securities sold is based on the specific identification method.

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

Loans and Leases
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

Acquired Loans and Leases
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

Allowance For Loan and Lease Losses
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

The model results are reviewed by management at the Corporate Credit Policy Committee and presented to the Board of Directors. Additionally, on an annual basis, management conducts a validation process of the model. This validation includes reviewing the appropriateness of model calculations, back testing of model results and appropriateness of key assumptions used in the model. In addition, various Federal and State regulatory agencies, as part of their examination process, review the Company’s allowance and may require the Company to recognize additions to the allowance based on their judgments about information available to them at the time of their examination.

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

Additionally, in June 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments ("ASU 2016-13"), which replaces the current "incurred loss" model for recognizing credit losses with an "expected loss" model referred to as the Current Expected Credit Loss ("CECL") model. ASU 2016-13 will become effective for the Company for fiscal years beginning after December 15, 2019 and for interim periods within those fiscal years. Under the CECL model, we will be required to present certain financial assets carried at amortized cost at the net amount expected to be collected. Accordingly, the Company’s management anticipates that this significant accounting rule adjustment will materially affect how we determine our allowance for loan and lease losses as well as our accounting for investment securities.

Premises and Equipment
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

Other Real Estate Owned
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

Goodwill
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

Other Intangible Assets
Other intangible assets include core deposit intangibles, customer related intangibles, covenants not to compete, and mortgage servicing rights. Core deposit intangibles represent a premium paid to acquire a base of stable, low cost deposits in the acquisition of a bank, or a bank branch, using purchase accounting. The amortization period for core deposit intangible ranges from 5 to 10 years, using an accelerated method. The covenants not to compete are amortized on a straight-line basis over 3 to 6 years, while customer related intangibles are amortized on an accelerated basis over a range of 6 to 15 years. The amortization period is monitored to determine if circumstances require such periods to be revised. The Company periodically reviews its intangible assets for changes in circumstances that may indicate the carrying amount of the asset is impaired. The Company tests its intangible assets for impairment on an annual basis or more frequently if conditions indicate that an impairment loss has more likely than not been incurred.

Income Taxes
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

Tax Credit Investments
The Company accounts for its investments in qualified affordable housing projects using the proportional amortization method. Under that method, the Company amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the net investment performance in the income statement as a component of income tax expense. As of December 31, 2018 and 2017, the Company's remaining investment in qualified affordable housing projects, net of amortization totaled $1.0 million and $1.4 million, respectively.

Securities Sold Under Agreements to Repurchase
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

Treasury Stock
The cost of treasury stock is shown on the Consolidated Statements of Condition as a separate component of shareholders’ equity, and is a reduction to total shareholders’ equity. Shares are released from treasury at fair value, identified on an average cost basis.

Trust and Investment Services
Assets held in fiduciary or agency capacities for customers are not included in the accompanying Consolidated Statements of Condition, since such items are not assets of the Company. Fees associated with providing trust and investment services are included in noninterest income.

Earnings Per Share
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

Segment Reporting
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

Comprehensive Income (Loss)
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

Pension and Other Employee Benefits
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

Fair Value Measurements
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

Revenue Recognition
Tompkins adopted Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606) as of January 1, 2018, the impact of which is discussed below. Under ASU 2014-09, the Company adopted new policies related to revenue recognition. In general, for revenue not associated with financial instruments, guarantees and lease contracts, the Company applies the following steps when recognizing revenue from contracts with customers: (i) identify the contract, (ii) identify the performance obligations, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations and (v) recognize revenue when a performance obligation is satisfied. Tompkins' contracts with customers are generally short term in nature, typically due within one year or less or cancellable by the Company or the Company's customer upon a short notice period. Performance obligations for the Company's customer contracts are generally satisfied at a single point in time, typically when the transaction is complete, or over time. For performance obligations satisfied over time, Tompkins primarily uses the output method, directly measuring the value of the products/services transferred to the customer, to determine when performance obligations have been satisfied. The Company typically receives payment from customers and recognizes revenue concurrent with the satisfaction of the Company's performance obligations. In most cases, this occurs within a single financial reporting period. For payments received in advance of the satisfaction of performance obligations, revenue recognition is deferred until such time as the performance obligations have been satisfied. In cases where the Company has not received payment despite satisfaction of the Company's performance obligations, the Company accrues an estimate of the amount due in the period the Company's performance obligations have been satisfied. For contracts with variable components, only amounts for which collection is probable are accrued. The Company generally acts in a principal capacity, on the Company's own behalf, in most of the Company's contracts with customers. In such transactions, Tompkins recognizes revenue and the related costs to provide the services on a gross basis in the Company's financial statements. In some cases, Tompkins acts in an agent capacity, deriving revenue through assisting other entities in transactions with the Company's customers. In such transactions, Tompkins recognizes revenue and the related costs to provide the services on a net basis in the Company's financial statements. These transactions recognized on a net basis primarily relate to insurance and brokerage commissions and fees derived from the Company's customers' use of various interchange and ATM/debit card networks.

Accounting Standards Updates

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

On January 1, 2018, the Company adopted ASC 606 using the modified retrospective method for all contracts. Results for reporting periods beginning January 1, 2018 are presented under ASC 606, while prior period amounts were not adjusted and continue to be reported in accordance with the Company’s historic accounting under Topic 605, Revenue Recognition. The Company recorded a net increase to beginning retained earnings of $1.8 million as of January 1, 2018 due to the cumulative impact of adopting ASC 606. The impact on beginning retained earnings was primarily driven by the recognition of $1.8 million of contingency income related to our insurance business segment. The adoption of ASC 606 did not have a significant impact on the Company’s consolidated financial statements as of and for the twelve months ended December 31, 2018 and, as a result, comparisons of revenues and operating profit performance between periods are not significantly affected by the adoption of this ASU. Refer to Note 14 "Revenue Recognition" for additional disclosures required by ASC 606.

In January 2016, the FASB issued ASU No. 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities.” This ASU addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments by making targeted improvements to GAAP as follows: (1) require equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. However, an entity may choose to measure equity investments that do not have readily determinable fair values at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer; (2) simplify the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment. When a qualitative assessment indicates that impairment exists, an entity is required to measure the investment at fair value; (3) eliminate the requirement to disclose the fair value of financial instruments measured at amortized cost for entities that are not public business entities; (4) eliminate the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; (5) require public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; (6) require an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments; (7) require separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (that is, securities or loans and receivables) on the balance sheet or the accompanying notes to the financial statements; and (8) clarify that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. The Company adopted ASU No. 2016-01 effective January 1, 2018, and recognized a cumulative-effect adjustment of $65,000 for the after-tax impact of the unrealized loss on equity securities. In addition, the Company measured the fair value of its loan portfolio as of December 31, 2018 using an exit price notion. Refer to Note 19 - "Fair Value".

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

In February 2017, the FASB issued ASU 2017-05, “Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20) - Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets.” ASU 2017-05 clarifies the scope of Subtopic 610-20 and adds guidance for partial sales of nonfinancial assets, including partial sales of real estate. Historically, U.S. GAAP contained several different accounting models to evaluate whether the transfer of certain assets qualified for sale treatment. ASU 2017-05 reduces the number of potential accounting models that might apply and clarifies which model does apply in various circumstances. The Company adopted ASU No. 2017-05 on January 1, 2018. ASU No. 2017-15 did not have a material impact on the Company’s consolidated financial statements.

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

ASU 2018-05, "Income Taxes (Topic 740) - Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin (SAB) No. 118." ASU 2018-05 amends the Accounting Standards Codification to incorporate various SEC paragraphs pursuant to the issuance of SAB 118. SAB 118 addresses the application of generally accepted accounting principles in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Cuts and Jobs Act of 2017. See Note 15 - "Income Taxes".

ASU 2016-02,“Leases (Topic 842).” ASU 2016-02 will, among other things, require lessees to recognize a lease liability, which is a lessee‘s obligation to make lease payments arising from a lease, measured on a discounted basis; and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. ASU 2016-02 does not significantly change lease accounting requirements applicable to lessors; however, certain changes were made to align, where necessary, lessor accounting with the lessee accounting model and ASC Topic 606, “Revenue from Contracts with Customers.” ASU 2016-2 will be effective for Tompkins on January 1, 2019 and will require transition using a modified retrospective approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The Company occupies certain banking offices and uses certain equipment under noncancelable operating lease agreements, which currently are not reflected in its consolidated statement of condition. Tompkins has prepared an inventory of its leases and evaluated the impact of this ASU on these leases. Upon adoption of the guidance, the Company expects to report increased assets and increased liabilities as a result of recognizing right-of-use assets and lease liabilities on its consolidated statement of condition.

ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” ASU 2016-13 requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts and requires enhanced disclosures related to the significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an organization’s portfolio. In addition, ASU 2016-13 amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. ASU 2016-13 will be effective on January 1, 2020. Tompkins is currently evaluating the requirements of the new guidance to determine what modifications to our existing allowance methodology may be required. The Company has formed a cross-functional committee that is assessing our data and system needs and developing a CECL compliant model while gathering the requisite data. The Company expects that the new guidance will likely result in an increase in the allowance; however, Tompkins is unable to quantify the impact at this time since we are still reviewing the guidance. The extent of any impact to our allowance will depend, in part, upon the composition of our loan portfolio at the adoption date as well as economic conditions and loss forecasts at that date.

The guidance of ASU 2016-13 was recently amended by ASU 2018-19, “Codification Improvements to Topic 326, Financial Instruments - Credit Losses,” which changed the effective date for non-public companies and clarified that operating lease receivables are not within the scope of the standard.

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

ASU 2017-08 “Receivables - Nonrefundable Fees and Other Costs (Subtopic 310-20) - Premium Amortization on Purchased Callable Debt Securities.” ASU 2017-08 shortens the amortization period for certain callable debt securities held at a premium to require such premiums to be amortized to the earliest call date unless applicable guidance related to certain pools of securities is applied to consider estimated prepayments. Under prior guidance, entities were generally required to amortize premiums on individual, non-pooled callable debt securities as a yield adjustment over the contractual life of the security. ASU 2017-08 does not change the accounting for callable debt securities held at a discount. ASU 2017-08 became effective for us on January 1, 2019 and is not expected to have a significant impact on our consolidated financial statements.

ASU 2017-12, “Derivatives and Hedging (Topic 815) - Targeted Improvements to Accounting for Hedging Activities.” ASU 2017-12 amends the hedge accounting recognition and presentation requirements in ASC 815 to improve the transparency and understandability of information conveyed to financial statement users about an entity’s risk management activities to better align the entity’s financial reporting for hedging relationships with those risk management activities and to reduce the complexity of and simplify the application of hedge accounting. ASU 2017-12 became effective for us on January 1, 2019 and is not expected to have a significant impact on our consolidated financial statements.

ASU 2018-13, “Fair Value Measurement (Topic 820) - Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement.” ASU 2018-13 modifies the disclosure requirements on fair value measurements in Topic 820. The amendments in this update remove disclosures that no longer are considered cost beneficial, modify/clarify the specific requirements of certain disclosures, and add disclosure requirements identified as relevant. ASU 2018-13 will be effective for us on January 1, 2020, with early adoption permitted, and is not expected to have a significant impact on our consolidated financial statements.

ASU 2018-14, “Compensation - Retirement Benefits-Defined Benefit Plans-General (Subtopic 715-20).” ASU 2018-14 amends and modifies the disclosure requirements for employers that sponsor defined benefit pension or other post-retirement plans. The amendments in this update remove disclosures that no longer are considered cost beneficial, clarify the specific requirements of disclosures, and add disclosure requirements identified as relevant. ASU 2018-14 will be effective for us on January 1, 2021, with early adoption permitted, and is not expected to have a significant impact on our consolidated financial statements.

ASU 2018-15, “Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40) - Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract.” ASU 2018-15 clarifies certain aspects of ASU 2015-05, “Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement,” which was issued in April 2015. Specifically, ASU 2018-15 aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). ASU 2018-15 does not affect the accounting for the service element of a hosting arrangement that is a service contract. ASU 2018-15 will be effective for us on January 1, 2020, with early adoption permitted. Tompkins is currently evaluating the potential impact of ASU 2018-15 on our consolidated financial statements.

ASU 2018-16, “Derivatives and Hedging (Topic 815) - Inclusion of the Secured Overnight Financing Rate (SOFR) Overnight Index Swap (OIS) Rate as a Benchmark Interest Rate for Hedge Accounting Purposes.” The amendments in this update permit use of the OIS rate based on SOFR as a U.S. benchmark interest rate for hedge accounting purposes under Topic 815 in addition to the interest rates on direct U.S. Treasury obligations, the LIBOR swap rate, the OIS rate based on the Fed Funds Effective Rate and the Securities Industry and Financial Markets Association (SIFMA) Municipal Swap Rate. ASU 2018-16 became effective for us on January 1, 2019 and is not expected to have a significant impact on our consolidated financial statements.

Note 2 Securities

Available-for-Sale Securities
The following tables summarize available-for-sale securities held by the Company at December 31, 2018 and 2017:

	Available-for-Sale Securities
December 31, 2018	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(in thousands)
U.S. Treasuries	$289	$0	$0	$289
Obligations of U.S. Government sponsored entities	$493,371	$80	$7,553	$485,898
Obligations of U.S. states and political subdivisions	86,260	113	933	85,440
Mortgage-backed securities – residential, issued by
U.S. Government agencies	131,831	168	3,732	128,267
U.S. Government sponsored entities	649,620	537	19,599	630,558
Non-U.S. Government agencies or sponsored entities	31	0	0	31
U.S. corporate debt securities	2,500	0	325	2,175
Total available-for-sale securities	$1,363,902	$898	$32,142	$1,332,658

	Available-for-Sale Securities
December 31, 2017	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(in thousands)
Obligations of U.S. Government sponsored entities	$507,248	$278	$3,333	$504,193
Obligations of U.S. states and political subdivisions	91,659	281	421	91,519
Mortgage-backed securities – residential, issued by
U.S. Government agencies	139,747	659	2,671	137,735
U.S. Government sponsored entities	667,767	1,045	12,634	656,178
Non-U.S. Government agencies or sponsored entities	75	0	0	75
U.S. corporate debt securities	2,500	0	338	2,162
Total debt securities	1,408,996	2,263	19,397	1,391,862
Equity securities	1,000	0	87	913
Total available-for-sale securities	$1,409,996	$2,263	$19,484	$1,392,775

Held-to-Maturity Securities
The following tables summarize held-to-maturity securities held by the Company at December 31, 2018 and 2017:

	Held-to-Maturity Securities
December 31, 2018	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(in thousands)
Obligations of U.S. Government sponsored entities	$131,306	$0	$1,198	$130,108
Obligations of U.S. states and political subdivisions	9,273	20	24	9,269
Total held-to-maturity debt securities	$140,579	$20	$1,222	$139,377

Held-to-Maturity Securities

	Held-to-Maturity Securities
December 31, 2017	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(in thousands)
Obligations of U.S. Government sponsored entities	$131,707	$1,103	$90	$132,720
Obligations of U.S. states and political subdivisions	7,509	93	7	7,595
Total held-to-maturity debt securities	$139,216	$1,196	$97	$140,315

The following table sets forth information with regard to sales transactions of securities available-for-sale:

	Year ended December 31,
(in thousands)	2018	2017	2016
Proceeds from sales	$70,652	$64,106	$97,296
Gross realized gains	327	19	894
Gross realized losses	(767)	(426)	0
Net (losses) gains on sales of available-for-sale securities	$(440)	$(407)	$894

There were no sales of held-to-maturity securities in 2018, 2017, and 2016.

The Company also recognized losses of $26,000 on equity securities for the twelve months ended December 31, 2018, reflecting the change in fair value.

The following table summarizes available-for-sale securities that had unrealized losses at December 31, 2018:

December 31, 2018
Available-for-Sale Securities	Less than 12 Months		12 Months or Longer		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of U.S. Government sponsored entities	$21,660	$183	$449,141	$7,370	$470,801	$7,553
Obligations of U.S. states and political subdivisions	11,971	19	49,756	914	61,727	933
Mortgage-backed securities – residential, issued by
U.S. Government agencies	16,854	22	96,247	3,710	113,101	3,732
U.S. Government sponsored entities	61,163	662	512,216	18,937	573,379	19,599
U.S. corporate debt securities	0	0	2,175	325	2,175	325
Total available-for-sale securities	$111,648	$886	$1,109,535	$31,256	$1,221,183	$32,142

The following table summarizes held-to-maturity securities that had unrealized losses at December 31, 2018:

Held-to-Maturity Securities	Less than 12 Months		12 Months or Longer		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of U.S. Government sponsored entities	$4,980	$9	$125,128	$1,189	$130,108	$1,198
Obligations of U.S. sponsored entities	8,127	24	0	0	8,127	24
Total held-to-maturity securities	$13,107	$33	$125,128	$1,189	$138,235	$1,222

The following table summarizes available-for-sale securities that had unrealized losses at December 31, 2017:

December 31, 2017
Available-for-Sale Securities	Less than 12 Months		12 Months or Longer		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of U.S. Government sponsored entities	$319,545	$2,301	$39,791	$1,032	$359,336	$3,333
Obligations of U.S. states and political subdivisions	39,571	219	11,729	202	51,300	421
Mortgage-backed securities – residential, issued by
U.S. Government agencies	33,056	452	86,562	2,219	119,618	2,671
U.S. Government sponsored entities	208,524	1,941	410,767	10,693	619,291	12,634
U.S. corporate debt securities	0	0	2,163	338	2,163	338
Equity securities	0	0	913	87	913	87
Total available-for-sale securities	$600,696	$4,913	$551,925	$14,571	$1,152,621	$19,484

The following table summarizes held-to-maturity securities that had unrealized losses at December 31, 2017:

Held-to-Maturity Securities	Less than 12 Months		12 Months or Longer		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of U.S. Government sponsored entities	$20,505	$90	$0	$0	$20,505	$90
Obligations of U.S. sponsored entities	5,094	7	0	0	5,094	7
Total held-to-maturity securities	$25,599	$97	$0	$0	$25,599	$97

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

The Company does not intend to sell the investment securities that are in an unrealized loss position until recovery of unrealized losses (which may be until maturity), and it is not more-likely-than not that the Company will be required to sell the investment securities before recovery of their amortized cost basis, which may be at maturity. Accordingly, as of December 31, 2018, and December 31, 2017, management believes the unrealized losses detailed in the tables above are not other-than-temporary.

The Company did not recognize any net credit impairment charge to earnings on investment securities in 2018 or 2017.

The amortized cost and estimated fair value of debt securities by contractual maturity are shown in the following table. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Mortgage-backed securities are shown separately since they are not due at a single maturity date.

December 31, 2018
(in thousands)	Amortized Cost	Fair Value
Available-for-sale securities:
Due in one year or less	$78,160	$77,930
Due after one year through five years	355,499	350,470
Due after five years through ten years	139,560	136,734
Due after ten years	9,201	8,668
Total	582,420	573,802
Mortgage-backed securities	781,482	758,856
Total available-for-sale debt securities	$1,363,902	$1,332,658

December 31, 2017
(in thousands)	Amortized Cost	Fair Value
Available-for-sale securities:
Due in one year or less	$51,909	$51,932
Due after one year through five years	368,846	367,377
Due after five years through ten years	162,061	160,374
Due after ten years	18,591	18,191
Total	601,407	597,874
Mortgage-backed securities	807,589	793,988
Total available-for-sale debt securities	$1,408,996	$1,391,862

December 31, 2018
(in thousands)	Amortized Cost	Fair Value
Held-to-maturity securities:
Due in one year or less	$8,850	$8,832
Due after one year through five years	86,520	85,645
Due after five years through ten years	45,209	44,900
Due after ten years	0	0
Total held-to-maturity debt securities	$140,579	$139,377

December 31, 2017
(in thousands)	Amortized Cost	Fair Value
Held-to-maturity securities:
Due in one year or less	$5,980	$5,979
Due after one year through five years	51,936	52,227
Due after five years through ten years	81,300	82,109
Due after ten years	0	0
Total held-to-maturity debt securities	$139,216	$140,315

Trading Securities
The Company had no securities designated as trading during 2018 or at year-end 2017.

Pledged Securities
The Company pledges securities as collateral for public deposits and other borrowings, and sells securities under agreements to repurchase. See “Note 8 - Securities Sold Under Agreements to Repurchase and Federal Funds Purchased” for further discussion. Securities carried of $1.2 billion and $1.3 billion, at December 31, 2018 and 2017, respectively, were either pledged or sold under agreements to repurchase.

Concentrations of Securities
Except for U.S. government securities, there were no holdings, when taken in the aggregate, of any single issuer that exceeded 10% of shareholders’ equity at December 31, 2018.

Investment in Small Business Investment Companies
The Company has equity investments in small business investment companies (“SBIC”) established for the purpose of providing financing to small businesses in market areas served by the Company. These investments totaled $1.4 million at December 31, 2018, and $1.7 million at December 31, 2017, and were included in other assets on the Company’s Consolidated Statements of Condition. These investments are accounted for either under the cost method or the equity method of accounting. As of December 31, 2018, the Company reviewed these investments and determined that there was no impairment.

Federal Home Loan Bank Stock
The Company also holds non-marketable Federal Home Loan Bank New York (“FHLBNY”) stock, non-marketable Federal Home Loan Bank Pittsburgh (“FHLBPITT”) stock and non-marketable Atlantic Community Bankers Bank (“ACBB”) stock, all of which are required to be held for regulatory purposes and for borrowing availability. The required investment in FHLB stock is tied to the Company’s borrowing levels with the FHLB. Holdings of FHLBNY stock, FHLBPITT stock and ACBB stock totaled $37.4 million, $14.8 million and $95,000 at December 31, 2018, respectively. These securities are carried at par, which is also cost. The FHLBNY and FHLBPITT continue to pay dividends and repurchase stock. As such, the Company has not recognized any impairment on its holdings of FHLBNY and FHLBPITT stock.

Note 3 Loans and Leases

Loans and Leases at December 31, 2018 and December 31, 2017 were as follows:

	December 31, 2018			December 31, 2017
(in thousands)	Originated	Acquired	Total Loans and Leases	Originated	Acquired	Total Loans and Leases
Commercial and industrial
Agriculture	$107,494	$0	$107,494	$108,608	$0	$108,608
Commercial and industrial other	926,429	43,712	970,141	932,067	50,976	983,043
Subtotal commercial and industrial	1,033,923	43,712	1,077,635	1,040,675	50,976	1,091,651
Commercial real estate
Construction	164,285	1,384	165,669	202,486	1,480	203,966
Agriculture	170,005	224	170,229	129,712	247	129,959
Commercial real estate other	1,827,279	177,484	2,004,763	1,660,782	206,020	1,866,802
Subtotal commercial real estate	2,161,569	179,092	2,340,661	1,992,980	207,747	2,200,727
Residential real estate
Home equity	208,459	21,149	229,608	212,812	28,444	241,256
Mortgages	1,083,802	20,484	1,104,286	1,039,040	22,645	1,061,685
Subtotal residential real estate	1,292,261	41,633	1,333,894	1,251,852	51,089	1,302,941
Consumer and other
Indirect	12,663	0	12,663	12,144	0	12,144
Consumer and other	57,565	761	58,326	50,214	765	50,979
Subtotal consumer and other	70,228	761	70,989	62,358	765	63,123
Leases	14,556	0	14,556	14,467	0	14,467
Total loans and leases	4,572,537	265,198	4,837,735	4,362,332	310,577	4,672,909
Less: unearned income and deferred costs and fees	(3,796)	0	(3,796)	(3,789)	0	(3,789)
Total loans and leases, net of unearned income and deferred costs and fees	$4,568,741	$265,198	$4,833,939	$4,358,543	$310,577	$4,669,120

The outstanding principal balance and the related carrying amount of the Company’s loans acquired in the VIST Acquisition were as follows at December 31:

(in thousands)	December 31, 2018	December 31, 2017
Acquired Credit Impaired Loans
Outstanding principal balance	$12,822	$14,337
Carrying amount	11,036	11,962

Acquired Non-Credit Impaired Loans
Outstanding principal balance	256,265	301,128
Carrying amount	254,162	298,615

Total Acquired Loans
Outstanding principal balance	$269,087	$315,465
Carrying amount	$265,198	$310,577

The Company has adopted comprehensive lending policies, underwriting standards and loan review procedures. There were no significant changes to the Company’s existing lending policies, underwriting standards or loan review procedures during 2018. The Company’s Board of Directors approves the lending policies at least annually. The Company recognizes that exceptions to policy guidelines may occasionally occur and has established procedures for approving exceptions to these policy guidelines. Management has also implemented reporting systems to monitor loan originations, loan quality, concentrations of credit, loan delinquencies and nonperforming loans and potential problem loans.

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

During 2018, 2017, and 2016, the Company sold residential mortgage loans totaling $27.7 million, $4.6 million, and $3.9 million, respectively, and realized net gains on these sales of $458,000, $50,000, and $95,000, respectively. These residential real estate loans are generally sold without recourse in accordance with standard secondary market loan sale agreements. When residential mortgage loans are sold to FHLMC or SONYMA, the Company typically retains all servicing rights, which provides the Company with a source of fee income. In connection with the sales in 2018, 2017, and 2016, the Company recorded mortgage-servicing assets of $207,000, $38,000, and $21,000, respectively.

Amortization of mortgage servicing assets amounted to $69,000 in 2018, $122,000 in 2017, and $157,000 in 2016. At December 31, 2018 and 2017, the Company serviced residential mortgage loans aggregating $120.9 million and $104.1 million, including loans securitized and held as available-for-sale securities. Mortgage servicing rights, at amortized basis, totaled $805,000 at December 31, 2018 and $667,000 at December 31, 2017. These mortgage servicing rights were evaluated for impairment at year-end 2018 and 2017 and no impairment was recognized. Loans held for sale, which are included in residential real estate totaled $2.7 million and $280,000 at December 31, 2018 and 2017, respectively.

As members of the FHLB, the Company’s subsidiary banks may use unencumbered mortgage related assets to secure borrowings from the FHLB. At December 31, 2018 and 2017, the Company had $425.0 million and $475.0 million, respectively, of term advances from the FHLB that were secured by residential mortgage loans.

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

Loan and Lease Customers
The Company’s loan and lease customers are located primarily in the upstate New York communities served by its three subsidiary banks and in the Pennsylvania communities served by VIST Bank. The Trust Company operates fourteen banking offices in the counties of Tompkins, Cayuga, Cortland, Onondaga and Schuyler, New York. The Bank of Castile operates eighteen banking offices in the counties of Wyoming, Livingston, Genesee, Orleans and Monroe, New York. Mahopac Bank operates fourteen banking offices in the counties of Putnam County, Dutchess County and Westchester, New York. VIST Bank operates twenty offices in the counties of Berks, Montgomery, Philadelphia, Delaware and Schuylkill, Pennsylvania. Other than general economic risks, management is not aware of any material concentrations of credit risk to any industry or individual borrower.

Directors and officers of the Company and its affiliated companies were customer of, and had other transactions with, the Company's banking subsidiaries in the ordinary course of business. Such loans and commitments were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons not related to the Company, and did not involve more than normal risk of collectability or present other unfavorable features.

Loans to Related Parties
Loan transactions with related parties at December 31 are summarized as follows:

(in thousands)	2018	2017
Balance at beginning of year	$14,503	$11,662
New Directors/Executive Officers	467	0
New loans and advancements	30,570	3,972
Loan payments	(5,945)	(1,131)
Balance at end of year	$39,595	$14,503

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

The below table is an aging analysis of past due loans, segregated by originated and acquired loan and lease portfolios, and by class of loans, as of December 31, 2018 and 2017.

December 31, 2018
(in thousands)	30-89 days	90 days or more	Current Loans	Total Loans	90 days and accruing[1]	Nonaccrual
Originated Loans and Leases
Commercial and industrial
Agriculture	$0	$0	$107,494	$107,494	$0	$0
Commercial and industrial other	2,367	1,659	922,403	926,429	0	1,861
Subtotal commercial and industrial	2,367	1,659	1,029,897	1,033,923	0	1,861
Commercial real estate
Construction	0	0	164,285	164,285	0	0
Agriculture	71	0	169,934	170,005	0	0
Commercial real estate other	1,201	1,856	1,824,222	1,827,279	0	7,691
Subtotal commercial real estate	1,272	1,856	2,158,441	2,161,569	0	7,691
Residential real estate
Home equity	986	1,026	206,447	208,459	0	1,784
Mortgages	2,693	4,027	1,077,082	1,083,802	0	7,770
Subtotal residential real estate	3,679	5,053	1,283,529	1,292,261	0	9,554
Consumer and other
Indirect	333	59	12,271	12,663	0	155
Consumer and other	187	24	57,354	57,565	0	79
Subtotal consumer and other	520	83	69,625	70,228	0	234
Leases	0	0	14,556	14,556	0	0
Total loans and leases	7,838	8,651	4,556,048	4,572,537	0	19,340
Less: unearned income and deferred costs and fees	0	0	(3,796)	(3,796)	0	0
Total originated loans and leases, net of unearned income and deferred costs and fees	$7,838	$8,651	$4,552,252	$4,568,741	$0	$19,340
Acquired Loans and Leases
Commercial and industrial
Commercial and industrial other	$0	$10	$43,702	$43,712	$10	$22
Subtotal commercial and industrial	0	10	43,702	43,712	10	22
Commercial real estate
Construction	0	0	1,384	1,384	0	0
Agriculture	0	0	224	224	0	0
Commercial real estate other	0	839	176,645	177,484	525	316
Subtotal commercial real estate	0	839	178,253	179,092	525	316
Residential real estate
Home equity	46	803	20,300	21,149	59	1,414
Mortgages	18	969	19,497	20,484	722	1,104
Subtotal residential real estate	64	1,772	39,797	41,633	781	2,518
Consumer and other
Consumer and other	3	0	758	761	0	0
Subtotal consumer and other	3	0	758	761	0	0
Total acquired loans and leases, net of unearned income and deferred costs and fees	$67	$2,621	$262,510	$265,198	$1,316	$2,856

1 Includes acquired loans that were recorded at fair value at the acquisition date.

December 31, 2017
(in thousands)	30-89 days	90 days or more	Current Loans	Total Loans	90 days and accruing[1]	Nonaccrual
Originated loans and leases
Commercial and industrial
Agriculture	$0	$0	$108,608	$108,608	$0	$0
Commercial and industrial other	431	849	930,787	932,067	0	2,852
Subtotal commercial and industrial	431	849	1,039,395	1,040,675	0	2,852
Commercial real estate
Construction	0	0	202,486	202,486	0	0
Agriculture	0	0	129,712	129,712	0	0
Commercial real estate other	1,583	2,125	1,657,074	1,660,782	0	5,402
Subtotal commercial real estate	1,583	2,125	1,989,272	1,992,980	0	5,402
Residential real estate
Home equity	1,045	448	211,319	212,812	0	1,537
Mortgages	3,153	2,692	1,033,195	1,039,040	0	6,108
Subtotal residential real estate	4,198	3,140	1,244,514	1,251,852	0	7,645
Consumer and other
Indirect	449	205	11,490	12,144	6	278
Consumer and other	130	42	50,042	50,214	38	76
Subtotal consumer and other	579	247	61,532	62,358	44	354
Leases	0	0	14,467	14,467	0	0
Total loans and leases	6,791	6,361	4,349,180	4,362,332	44	16,253
Less: unearned income and deferred costs and fees	0	0	(3,789)	(3,789)	0	0
Total originated loans and leases, net of unearned income and deferred costs and fees	$6,791	$6,361	$4,345,391	$4,358,543	$44	$16,253
Acquired loans and leases
Commercial and industrial
Commercial and industrial other	$12	$61	$50,903	$50,976	$61	$0
Subtotal commercial and industrial	12	61	50,903	50,976	61	0
Commercial real estate
Construction	0	0	1,480	1,480	0	0
Agriculture	0	0	247	247	0	0
Commercial real estate other	167	727	205,126	206,020	515	546
Subtotal commercial real estate	167	727	206,853	207,747	515	546
Residential real estate
Home equity	601	564	27,279	28,444	130	1,604
Mortgages	472	942	21,231	22,645	440	1,114
Subtotal residential real estate	1,073	1,506	48,510	51,089	570	2,718
Consumer and other
Consumer and other	4	0	761	765	0	0
Subtotal consumer and other	4	0	761	765	0	0
Total acquired loans and leases, net of unearned income and deferred costs and fees	$1,256	$2,294	$307,027	$310,577	$1,146	$3,264
 1 Includes acquired loans that were recorded at fair value at the acquisition date.

The difference between the interest income that would have been recorded if nonaccrual loans and leases had paid in accordance with their original terms and the interest income that was recorded, was $1.0 million for each of the years ended December 31, 2018, 2017 and 2016. The Company had no material commitments to make additional advances to borrowers with nonperforming loans.

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

Since the methodology is based upon historical experience and trends as well as management’s judgment, factors may arise that result in different estimations. Significant factors that could give rise to changes in these estimates may include, but are not limited to, changes in economic conditions in the local area, concentration of risk, changes in interest rates, and declines in local property values. While management’s evaluation of the allowance as of December 31, 2018, considers the allowance to be appropriate, under different conditions or assumptions, the Company may need to adjust the allowance.

Acquired Loans and Leases
As part of our determination of the fair value of our acquired loans at the time of acquisition, the Company established a credit mark to provide for future losses in our acquired loan portfolio. To the extent that credit quality deteriorates subsequent to acquisition, such deterioration would result in the establishment of an allowance for the acquired loan portfolio.

Changes in the allowance for loan and lease losses for the twelve months ended December 31, 2018, 2017 and 2016 are summarized as follows:

(in thousands)	2018	2017	2016
Total allowance at beginning of year	$39,771	$35,755	$32,004
Provisions charged to operations	3,942	4,161	4,321
Recoveries on loans and leases	2,137	2,429	2,139
Charge-offs on loans and leases	(2,440)	(2,574)	(2,709)
Total allowance at end of year	$43,410	$39,771	$35,755

The following tables detail activity in the allowance for originated and acquired loan and lease losses by portfolio segment for the twelve months ended December 31, 2018 and 2017.

December 31, 2018
(in thousands)	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer and Other	Finance Leases	Total
Allowance for originated loans and leases:
Beginning balance	$11,812	$20,412	$6,161	$1,301	$0	$39,686
Charge-offs	(293)	(60)	(424)	(1,350)	0	(2,127)
Recoveries	50	812	324	679	0	1,865
Provision	(352)	2,319	1,256	674	0	3,897
Ending Balance	$11,217	$23,483	$7,317	$1,304	$0	$43,321

December 31, 2018
(in thousands)	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer and Other	Finance Leases	Total
Allowance for acquired loans:
Beginning balance	$25	$0	$54	$6	$0	$85
Charge-offs	(41)	(82)	(190)	0	0	(313)
Recoveries	106	31	135	0	0	272
Provision	(35)	51	29	0	0	45
Ending Balance	$55	$0	$28	$6	$0	$89

December 31, 2017
(in thousands)	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer and Other	Finance Leases	Total
Allowance for originated loans and leases:
Beginning balance	$9,389	$19,836	$5,149	$1,224	$0	$35,598
Charge-offs	(291)	(21)	(584)	(960)	0	(1,856)
Recoveries	119	980	212	405	0	1,716
Provision	2,595	(383)	1,384	632	0	4,228
Ending Balance	$11,812	$20,412	$6,161	$1,301	$0	$39,686

December 31, 2017
(in thousands)	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer and Other	Finance Leases	Total
Allowance for acquired loans:
Beginning balance	$0	$97	$54	$6	$0	$157
Charge-offs	(74)	(159)	(483)	(2)	0	(718)
Recoveries	24	637	44	8	0	713
Provision	75	(575)	439	(6)	0	(67)
Ending Balance	$25	$0	$54	$6	$0	$85

At December 31, 2018 and 2017, the allocation of the allowance for loan and lease losses summarized on the basis of the Company’s impairment methodology was as follows:

December 31, 2018
(in thousands)	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer and Other	Finance Leases	Total
Allowance for originated loans and leases:
Individually evaluated for impairment	$397	$3,365	$0	$0	$0	$3,762
Collectively evaluated for impairment	10,820	20,118	7,317	1,304	0	39,559
Ending balance	$11,217	$23,483	$7,317	$1,304	$0	$43,321
Allowance for acquired loans:
Individually evaluated for impairment	$0	$0	$0	$0	$0	$0
Collectively evaluated for impairment	55	0	28	6	0	89
Ending balance	$55	$0	$28	$6	$0	$89

December 31, 2017
(in thousands)	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer and Other	Finance Leases	Total
Allowance for originated loans and leases:
Individually evaluated for impairment	$441	$0	$0	$0	$0	$441
Collectively evaluated for impairment	11,371	20,412	6,161	1,301	0	39,245
Ending balance	$11,812	$20,412	$6,161	$1,301	$0	$39,686
Allowance for acquired loans:
Individually evaluated for impairment	$25	$0	$0	$0	$0	$25
Collectively evaluated for impairment	0	0	54	6	0	60
Ending balance	$25	$0	$54	$6	$0	$85

The recorded investment in loans and leases summarized on the basis of the Company’s impairment methodology as of December 31, 2018 and December 31, 2017 was as follows:

December 31, 2018
(in thousands)	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer and Other	Finance Leases	Total
Originated loans and leases:
Individually evaluated for impairment	$1,864	$8,388	$3,915	$0	$0	$14,167
Collectively evaluated for impairment	1,032,059	2,153,181	1,288,346	70,228	14,556	4,558,370
Total	$1,033,923	$2,161,569	$1,292,261	$70,228	$14,556	$4,572,537

December 31, 2018
(in thousands)	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer and Other	Finance Leases	Total
Acquired loans:
Individually evaluated for impairment	$32	$842	$2,564	$0	$0	$3,438
Loans acquired with deteriorated credit quality	153	5,852	5,031	0	0	11,036
Collectively evaluated for impairment	43,527	172,398	34,038	761	0	250,724
Total	$43,712	$179,092	$41,633	$761	$0	$265,198

December 31, 2017
(in thousands)	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer and Other	Finance Leases	Total
Originated loans and leases:
Individually evaluated for impairment	$1,759	$6,626	$3,965	$0	$0	$12,350
Collectively evaluated for impairment	1,038,916	1,986,354	1,247,887	62,358	14,467	4,349,982
Total	$1,040,675	$1,992,980	$1,251,852	$62,358	$14,467	$4,362,332

December 31, 2017
(in thousands)	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer and Other	Finance Leases	Total
Acquired loans:
Individually evaluated for impairment	$276	$1,372	$1,823	$0	$0	$3,471
Loans acquired with deteriorated credit quality	506	7,481	3,975	0	0	11,962
Collectively evaluated for impairment	50,194	198,894	45,291	765	0	295,144
Total	$50,976	$207,747	$51,089	$765	$0	$310,577

A loan is impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impaired loans consist of our non-homogenous nonaccrual loans, and all loans restructured in a troubled debt restructuring (TDR). Specific reserves on individually identified impaired loans that are not collateral dependent are measured based on the present value of expected future cash flows discounted at the original effective interest rate of each loan. For loans that are collateral dependent, impairment is measured based on the fair value of the collateral less estimated selling costs, and such impaired amounts are generally charged off. The majority of impaired loans are collateral dependent impaired loans that have limited exposure or require limited specific reserves because of the amount of collateral support with respect to these loans, and previous charge-offs. Interest payments on impaired loans are typically applied to principal unless collectability of the principal amount is reasonably assured. In these cases, interest is recognized on a cash basis. There was no interest income recognized on impaired loans and leases for 2018, 2017 and 2016.

The recorded investment on impaired loans as of December 31, 2018, and 2017 was as follows:

	December 31, 2018			December 31, 2017
(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
Originated loans and leases with no related allowance
Commercial and industrial
Commercial and industrial other	$183	$271	$0	$1,246	$1,250	$0
Commercial real estate
Commercial real estate other	3,205	3,405	0	6,626	6,633	0
Residential real estate
Home equity	3,915	4,168	0	3,965	4,049	0
Subtotal	$7,303	$7,844	$0	$11,837	$11,932	$0
Originated loans and leases with related allowance
Commercial and industrial
Commercial and industrial other	$5,183	$5,183	$3,365	$513	$532	$441
Commercial real estate
Commercial real estate other	1,681	1,681	397	0	0	0
Subtotal	6,864	6,864	3,762	513	532	441
Total	$14,167	$14,708	$3,762	$12,350	$12,464	$441

	December 31, 2018			December 31, 2017
(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
Acquired loans with no related allowance
Commercial and industrial
Commercial and industrial other	$32	$32	$0	$226	$226	$0
Commercial real estate
Commercial real estate other	842	924	0	1,372	1,474	0
Residential real estate
Home equity	2,564	2,696	0	1,823	1,854	0
Subtotal	$3,438	$3,652	$0	$3,421	$3,554	$0
Acquired loans with related allowance

Commercial and industrial
Commercial and industrial other	$0	$0	$0	$50	$50	$25
Subtotal	0	0	0	50	50	25
Total	$3,438	$3,652	$0	$3,471	$3,604	$25

The average recorded investment and interest income recognized on impaired originated loans for the twelve months ended December 31, 2018, 2017, and 2016 was as follows:

Twelve Months Ended December 31,
	2018		2017		2016
(in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Originated loans and leases with no related allowance
Commercial and industrial
Commercial and industrial other	$1,979	$0	$718	$0	$249	$0
Commercial real estate
Commercial real estate other	5,165	0	7,287	0	6,089	0
Residential real estate
Home equity	3,983	0	3,551	0	3,003	0
Subtotal	$11,127	$0	$11,556	$0	$9,341	$0
Originated loans and leases with related allowance
Commercial and industrial
Commercial and industrial other	$1,374	$0	$276	$0	$114	$0
Commercial real estate
Commercial real estate other	1,357	0	0	0	1,715	0
Subtotal	$2,731	$0	$276	$0	$1,829	$0
Total	$13,858	$0	$11,832	$0	$11,170	$0

The average recorded investment and interest income recognized on impaired acquired loans for the twelve months ended December 31, 2018, 2017 and 2016 was as follows:

Twelve Months Ended December 31,
	2018		2017		2016
(in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Acquired loans with no related allowance
Commercial and industrial
Commercial and industrial other	$50	$0	$111	$0	$183	$0
Commercial real estate
Construction	0	0	0	0	152	0
Commercial real estate other	999	0	2,141	0	4,141	0
Residential real estate
Home equity	2,945	0	1,861	0	1,316	0
Subtotal	$3,994	$0	$4,113	$0	$5,792	$0
Acquired loans with related allowance
Commercial and industrial
Commercial and industrial other	$0	$0	$10	$0	$0	$0
Commercial real estate
Commercial real estate other	0	0	0	0	58	0
Subtotal	$0	$0	$10	$0	$58	$0
Total	$3,994	$0	$4,123	$0	$5,850	$0

The average recorded investment in impaired loans was $17.9 million at December 31, 2018, $15.8 million at December 31, 2017, and $17.0 million at December 31, 2016.

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

The following tables present loans by class modified in 2018 and 2017 as troubled debt restructurings.

Troubled Debt Restructuring

December 31, 2018	Twelve months ended
				Defaulted TDRs[3]
(in thousands)	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Loans	Post- Modification Outstanding Recorded Investment
Commercial real estate
Commercial real estate other[1]	1	26	26	0	0
Residential real estate
Home equity[2]	6	$507	$507	0	$0
Total	7	$533	$533	0	$0

[1]	Represents the following concessions: extension of term and reduction of rate.

[2]	Represents the following concessions: extension of term and reduction of rate.

[3]	TDRs that defaulted during the 12 months ended December 31, 2018 that had been restructured in the prior twelve months.

December 31, 2017	Twelve months ended
				Defaulted TDRs[2]
(in thousands)	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Loans	Post- Modification Outstanding Recorded Investment
Residential real estate
Home equity[1]	6	$716	$716	1	$55
Total	6	$716	$716	1	$55

[1]	Represents the following concessions: extension of term and reduction of rate.

[2]	TDRs that defaulted during the 12 months ended December 31, 2017 that had been restructured in the prior twelve months.

The Company recognized TDRs with a balance of $533,000 during 2018, compared to $716,000 in 2017. The Company was not committed to lend additional amounts as of December 31, 2018 to customers with outstanding loans that are classified as TDRs.

The following table presents credit quality indicators (internal risk grade) by class of commercial loans, commercial real estate loans and agricultural loans as of December 31, 2018 and 2017.

December 31, 2018
(in thousands)	Commercial and Industrial Other	Commercial and Industrial Agriculture	Commercial Real Estate Other	Commercial Real Estate Agriculture	Commercial Real Estate Construction	Total
Originated loans and leases
Internal risk grade:
Pass	$910,476	$93,939	$1,797,599	$157,156	$164,285	$3,123,455
Special Mention	8,675	4,951	9,484	4,964	0	28,074
Substandard	7,278	8,604	20,196	7,885	0	43,963
Total	$926,429	$107,494	$1,827,279	$170,005	$164,285	$3,195,492

December 31, 2018
(in thousands)	Commercial and Industrial Other	Commercial and Industrial Agriculture	Commercial Real Estate Other	Commercial Real Estate Agriculture	Commercial Real Estate Construction	Total
Acquired loans
Internal risk grade:
Pass	$43,447	$0	$174,383	$224	$1,384	$219,438
Special Mention	0	0	452	0	0	452
Substandard	265	0	2,649	0	0	2,914
Total	$43,712	$0	$177,484	$224	$1,384	$222,804

December 31, 2017
(in thousands)	Commercial and Industrial Other	Commercial and Industrial Agriculture	Commercial Real Estate Other	Commercial Real Estate Agriculture	Commercial Real Estate Construction	Total
Originated loans and leases
Internal risk grade:
Pass	$919,214	$100,470	$1,627,713	$119,392	$201,948	$2,968,737
Special Mention	6,680	8,068	19,068	9,980	538	44,334
Substandard	6,173	70	14,001	340	0	20,584
Total	$932,067	$108,608	$1,660,782	$129,712	$202,486	$3,033,655

December 31, 2017
(in thousands)	Commercial and Industrial Other	Commercial and Industrial Agriculture	Commercial Real Estate Other	Commercial Real Estate Agriculture	Commercial Real Estate Construction	Total
Acquired loans
Internal risk grade:
Pass	$50,554	$0	$198,822	$247	$1,480	$251,103
Special Mention	0	0	2,265	0	0	2,265
Substandard	422	0	4,933	0	0	5,355
Total	$50,976	$0	$206,020	$247	$1,480	$258,723

The following table presents credit quality indicators by class of residential real estate loans and by class of consumer loans as of December 31, 2018 and 2017. Nonperforming loans include nonaccrual, impaired and loans 90 days past due and accruing interest, all other loans are considered performing.

December 31, 2018
(in thousands)	Residential Home Equity	Residential Mortgages	Consumer Indirect	Consumer Other	Total
Originated loans and leases
Performing	$206,675	$1,076,032	$12,508	$57,486	$1,352,701
Nonperforming	1,784	7,770	155	79	9,788
Total	$208,459	$1,083,802	$12,663	$57,565	$1,362,489

December 31, 2018
(in thousands)	Residential Home Equity	Residential Mortgages	Consumer Indirect	Consumer Other	Total
Acquired Loans and Leases
Performing	$19,735	$19,380	$0	$761	$39,876
Nonperforming	1,414	1,104	0	0	2,518
Total	$21,149	$20,484	$0	$761	$42,394

December 31, 2017
(in thousands)	Residential Home Equity	Residential Mortgages	Consumer Indirect	Consumer Other	Total
Originated loans and leases
Performing	$211,275	$1,032,932	$11,866	$50,138	$1,306,211
Nonperforming	1,537	6,108	278	76	7,999
Total	$212,812	$1,039,040	$12,144	$50,214	$1,314,210

December 31, 2017
(in thousands)	Residential Home Equity	Residential Mortgages	Consumer Indirect	Consumer Other	Total
Acquired loans
Performing	$26,840	$21,531	$0	$765	$49,136
Nonperforming	1,604	1,114	0	0	2,718
Total	$28,444	$22,645	$0	$765	$51,854

Note 5 Goodwill and Other Intangible Assets

(in thousands)	Banking	Insurance	Wealth Management	Total
Balance at January 1, 2017	$64,369	$20,043	$8,211	$92,623
Goodwill related to sale of portion of business unit[1]	0	(332)	0	(332)
Balance at December 31, 2017	$64,369	$19,711	$8,211	$92,291
Goodwill related to sale of portion of business unit[1]	0	(8)	0	(8)
Balance at December 31, 2018	$64,369	$19,703	$8,211	$92,283

1 The $8,000 and $332,000 reduction of goodwill in 2018 and 2017, respectively, reflects an adjustment related to the sale of a portion of insurance revenues. In 2017, Tompkins Insurance sold a portion of its personal lines insurance revenues, which had been acquired in a previous acquisition, to a third party. In 2018, Tompkins Insurance adjusted the goodwill related to the sale in 2017.

Goodwill is assigned to reporting units. The Company reviews its goodwill and intangible assets annually, or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. Based on the Company’s review as of December 31, 2018, there was no impairment of its goodwill or intangible assets. The Company’s impairment testing is highly sensitive to certain assumptions and estimates used. In the event that economic or credit conditions deteriorate significantly, additional interim impairment tests may be required.

Other Intangible Assets

The following table provides information regarding the Company's amortizing intangible assets:

December 31, 2018	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
(in thousands)
Amortized intangible assets:
Core deposit intangible	$18,774	$15,386	$3,388
Customer relationships	8,877	5,888	2,989
Other intangibles	5,983	4,732	1,251
Total intangible assets	$33,634	$26,006	$7,628

December 31, 2017	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
(in thousands)
Amortized intangible assets:
Core deposit intangible	$18,774	$14,302	$4,472
Customer relationships	8,878	5,339	3,539
Other intangibles	5,776	4,524	1,252
Total intangible assets	$33,428	$24,165	$9,263

Amortization expense related to intangible assets totaled $1.8 million in 2018, $1.9 million in 2017 and $2.1 million in 2016. The estimated aggregate future amortization expense for intangible assets remaining as of December 31, 2018 is as follows:

Estimated amortization expense:*
(in thousands)
For the year ended December 31, 2019	$1,671
For the year ended December 31, 2020	1,472
For the year ended December 31, 2021	1,307
For the year ended December 31, 2022	864
For the year ended December 31, 2023	302

*Excludes the amortization of mortgage servicing rights.  Amortization of mortgage servicing rights was $69,000 in 2018, $122,000 in 2017 and $157,000 in 2016.

Note 6 Premises and Equipment

Premises and equipment at December 31 were as follows:

(in thousands)	2018	2017
Land	$9,348	$9,245
Premises and equipment	103,850	95,272
Furniture, fixtures, and equipment	73,013	68,023
Accumulated depreciation and amortization	(89,009)	(85,545)
Total	$97,202	$86,995

Depreciation and amortization expenses in 2018, 2017 and 2016 are included in operating expenses as follows:

(in thousands)	2018	2017	2016
Premises	$2,989	$2,527	$2,247
Furniture, fixtures, and equipment	4,615	4,297	4,004
Total	$7,604	$6,824	$6,251

The following is a summary of the future minimum lease payments under non-cancelable operating leases as of December 31, 2018:

(in thousands)
2019	$4,790
2020	3,995
2021	3,644
2022	3,429
2023	3,386
Thereafter	13,023
Total	$32,267

The Company leases land, buildings and equipment under operating lease arrangements. Total gross rental expense amounted to $4.7 million in 2018, $5.1 million in 2017, and $5.2 million in 2016. Most leases include options to renew for periods ranging from 5 to 20 years. Options to renew are not included in the above future minimum rental commitments.

Note 7 Deposits

Aggregate time deposits of $250,000 or more were $156.6 million at December 31, 2018, and $221.7 million at December 31, 2017. Scheduled maturities of time deposits at December 31, 2018, were as follows:

(in thousands)	Less than $250,000	$250,000 and over	Total
Maturity
Three months or less	$101,415	$58,522	$159,937
Over three through six months	98,889	28,693	127,582
Over six through twelve months	147,865	41,685	189,550
Total due in 2019	$348,169	$128,900	$477,069
2020	62,821	12,926	75,747
2021	45,530	11,918	57,448
2022	16,124	2,584	18,708
2023	7,991	258	8,249
Thereafter	74	0	74
Total	$480,709	$156,586	$637,295

Note 8 Securities Sold Under Agreements to Repurchase and Federal Funds Purchased

Information regarding securities sold under agreements to repurchase and Federal funds purchased is detailed in the following tables for the years ended December 31:

Securities Sold Under Agreements to Repurchase	2018	2017	2016
(dollar amounts in thousands)
Total outstanding at December 31	$81,842	$75,177	$69,062

Maximum month-end balance	81,842	80,326	125,063
Average balance during the year	63,472	64,888	99,622
Weighted average rate at December 31	0.22%	0.23%	0.88%
Average interest rate paid during the year	0.24%	0.36%	2.24%
Federal Funds Purchased
Average balance during the year	0	0	0
Weighted average rate at December 31	N/A	N/A	N/A
Average interest rate paid during the year	0.00%	0.00%	0.00%

Securities sold under agreements to repurchase (“repurchase agreements”) are secured borrowings that typically mature within thirty to ninety days, although the Company has entered into repurchase agreements with the Federal Home Loan Bank (“FHLB”) with longer maturities. The Company uses both retail and wholesale repurchase agreements. Retail repurchase agreements are arrangements with local customers of the Company, in which the Company agrees to sell securities to the customer with an agreement to repurchase those securities at a specified later date. Retail repurchase agreements totaled $81.8 million at December 31, 2018. The Company had no outstanding wholesale repurchase agreements at December 31, 2018.

Securities sold under agreements to repurchase are stated at the amount of cash received in connection with the transaction. The Company may be required to provide additional collateral based on the fair value of the underlying securities.

Federal funds purchased are short-term borrowings that typically mature within one to ninety days.

Note 9 Other Borrowings

The following table summarized the Company’s borrowings as of December 31:

(in thousands)	2018	2017
Overnight FHLB advances	$647,075	$587,742
Term FHLB advances	425,000	475,000
Other	4,000	9,000
Total other borrowings	$1,076,075	$1,071,742

The Company, through its subsidiary banks, had available line-of-credit agreements with correspondent banks permitting borrowings to a maximum of approximately $98.0 million at December 31, 2018 and $58.0 million at December 31, 2017. There were no outstanding advances against those lines at December 31, 2018 and December 31, 2017.

Through its subsidiary banks, the Company has borrowing relationships with the FHLB, which provides secured borrowing capacity, subject to available collateral. The unused borrowing capacity on established lines with the FHLB was $1.0 billion at both December 31, 2018 and December 31, 2017.

As members of the FHLB, the Company’s subsidiary banks can use certain unencumbered residential and commercial real estate related assets and investment securities to secure borrowings from the FHLB. At December 31, 2018, total unencumbered residential and commercial real estate related loans and investment securities pledged at the FHLB were $554.3 million. At December 31, 2018, there were $647.1 million in overnight advances and $425.0 million in term advances with the FHLB, with a weighted average rate of 2.07%, compared to $587.7 million in overnight advances and $475.0 million in term advances at December 31, 2017, with a weighted average rate of 1.53%. At December 31, 2018, the term advances with the FHLB include $275.0 million which mature within one year and $150.0 million which mature in over one year. Maturities of advances due in over one year include $130.0 million in 2020 and $20.0 million in 2021.

The Company had no callable FHLB borrowings at December 31, 2018.
The Company has a $25 million line of credit with a bank.  As of December 31, 2018 and 2017, there was $4.0 million and $9.0 million, respectively, outstanding on the line. The line matures in June 2019.

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

The following table provides information relating to the Trusts as of December 31, 2018:

Description	Issuance Date	Par Amount	Interest Rate	Maturity Date

Sleepy Hollow Capital Trust I	August 2003	$4.0 million	3-month LIBOR plus 3.05%	August 2033
Leesport Capital Trust II	September 2002	$10.0 million	3-month LIBOR plus 3.45%	September 2032
Madison Statutory Trust I	June 2003	$5.0 million	3-month LIBOR plus 3.10%	June 2033

Sleepy Hollow Capital Trust I
In August 2003, Sleepy Hollow Capital Trust I issued $4.0 million of floating rate (three-month LIBOR plus 305 basis points) trust preferred securities, which represent beneficial interests in the assets of the trust. The trust preferred securities will mature on August 2033. Distributions on the trust preferred securities are payable quarterly in arrears on March 31, June 30, September 30 and December 31 of each year. Sleepy Hollow Capital Trust I also issued $0.1 million of common equity securities to the Company. The proceeds of the offering were used to acquire the Company’s subordinated debentures that are due concurrently with the trust preferred securities.

Leesport Capital Trust II
Leesport Capital Trust II, a Delaware statutory business trust, was formed on September 26, 2002 and issued 10.0 million of mandatory redeemable capital securities carrying a floating interest rate of three month LIBOR plus 3.45%. These debentures are the sole assets of the Trust. The terms of the junior subordinated debentures are the same as the terms of the capital securities. The obligations under the debentures constitute a full and unconditional guarantee by VIST Financial of the obligations of the Trust under the capital securities. These securities must be redeemed in September 2032, but may be redeemed at anytime. The Company assumed the rights and obligations of VIST Financial pertaining to the Leesport Capital Trust II through the Company’s acquisition of VIST Financial in August 2012.

Madison Statutory Trust I
Madison Statutory Trust, a Connecticut statutory business trust, was formed on June 2003 and issued 5.0 million of mandatory redeemable capital securities carrying a floating interest rate of three month LIBOR plus 3.10%. These debentures are the sole assets of the Trust. The terms of the junior subordinated debentures are the same as the terms of the capital securities. The obligations under the debentures constitute a full and unconditional guarantee by VIST Financial of the obligations of the Trust under the capital securities. These securities must be redeemed in June 2033, but may be redeemed at any time. The Company assumed the rights and obligations of VIST Financial pertaining to the Madison Statutory Trust I through the Company’s acquisition of VIST Financial in August 2012.

Note 11 Employee Benefit Plans

The Company maintains a noncontributory defined-benefit plan (the "DB Pension Plan") and two noncontributory defined-contribution retirement plans (the "DC Retirement Plan" and "2015 DC Retirement Plan") which cover substantially all employees of the Company.

The DB Pension Plan was closed to new employees at year-end 2009 and was frozen on July 31, 2015. The benefits under the DB Pension Plan are based on years of service, age and percentages of the employees' average final compensation. Assets of the Company's DB Pension Plan are invested in common and preferred stock, mutual funds and cash equivalents. At December 31, 2018 and 2017, DB Pension Plan assets included 42,192 shares of Tompkins' common stock that had a fair value of $3.2 million and $3.4 million, respectively.

The defined-contribution retirement plans cover substantially all employees of the Company who have reached the age of 21 and completed one year of service. For participants in these plans, the Company makes contributions to an account set up in the participant's name. The amount equals a percentage of pay and varies based on the participant's age, service, and tenure with the Company. The defined-contribution retirement plans offer the participant a wide range of investment alternatives from which to choose. Expenses related to the defined-contribution plans totaled $3.9 million in 2018, $4.1 million in 2017, and $3.8 million in 2016.

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

The following table sets forth the changes in the projected benefit obligation for the DB Pension Plan and SERPs and the accumulated post-retirement benefit obligation for the Life and Healthcare Plan; and the respective plan assets, and the plans’ funded status and amounts recognized in the Company’s Consolidated Statements of Condition at December 31, 2018 and 2017 (the measurement dates of the plans).

	DB Pension Plans		Life and Healthcare Plan		SERP Plan
(in thousands)	2018	2017	2018	2017	2018	2017
Change in benefit obligation:
Benefit obligation at beginning of year	$82,748	$77,304	$8,995	$9,121	$26,142	$23,399
Service cost	0	0	212	192	160	166
Interest cost	2,508	2,501	270	268	833	852
Plan participants’ contributions	0	0	122	98	0	0
Amendments	0	0	0	(964)	0	0
Curtailments	0	0	0	0	0	0
Actuarial loss (gain)	(2,324)	5,928	(1,337)	708	(2,987)	2,407
Benefits paid	(3,243)	(2,985)	(405)	(428)	(609)	(682)
Benefit obligation at end of year	$79,689	$82,748	$7,857	$8,995	$23,539	$26,142
Change in plan assets:
Fair value of plan assets at beginning of year	$80,154	$71,807	$0	$0	$0	$0
Actual return on plan assets	(4,437)	9,582	0	0	0	0
Plan participants’ contributions	0	0	122	98	0	0
Employer contributions	0	1,750	283	330	609	682
Benefits paid	(3,243)	(2,985)	(405)	(428)	(609)	(682)
Fair value of plan assets at end of year	$72,474	$80,154	$0	$0	$0	$0
Unfunded status	$(7,215)	$(2,594)	$(7,857)	$(8,995)	$(23,539)	$(26,142)

The accumulated benefit obligation for the DB Pension Plan for 2018 and 2017 was $79.7 million and $82.7 million, respectively. The accumulated benefit obligation for the Life and Healthcare Plan for 2018 and 2017 was $7.9 million and $9.0 million, respectively. The accumulated benefit obligation for the SERPs for 2018 and 2017 was $23.5 million and $26.1 million, respectively. The unfunded status of the DB Pension Plan, the Life and Healthcare Plan, and SERPs was recognized in other liabilities in the Consolidated Statement of Condition at December 31, 2018 in the amounts of $7.2 million, $7.9 million, and $23.5 million, respectively. The unfunded status of the DB Pension Plan, the Life and Healthcare Plan, and SERPs in the amount of $2.6 million, $9.0 million, and $26.1 million, respectively, was recognized in other liabilities in the Consolidated Statement of Condition at December 31, 2017.

Net periodic benefit cost and other comprehensive income (loss) includes the following components:

(in thousands)	DB Pension Plans			Life and Healthcare Plan			SERP Plan
Components of net periodic benefit cost	2018	2017	2016	2018	2017	2016	2018	2017	2016
Service cost	$0	$0	$0	$212	$192	$258	$160	$166	$171
Interest cost	2,508	2,501	2,473	270	268	283	833	852	832
Expected return on plan assets	(5,648)	(5,088)	(4,844)	0	0	0	0	0	0
Amortization of prior service (credit) cost	(10)	(10)	(15)	(62)	(62)	16	87	87	75
Recognized net actuarial loss	1,118	1,075	975	62	34	5	539	399	358
Net periodic benefit (credit) cost	$(2,032)	$(1,522)	$(1,411)	$482	$432	$562	$1,619	$1,504	$1,436
Other changes in plan assets and benefit obligations recognized in other comprehensive income (loss)
Net actuarial loss (gain)	$7,761	$1,434	$1,880	$(1,337)	$708	$210	$(2,987)	$2,407	$697
Recognized actuarial loss	(1,118)	(1,075)	(975)	(62)	(34)	(5)	(539)	(399)	(358)
Prior service credit	0	0	0	0	(964)	0	0	0	188
Recognized prior service cost (credit)	10	10	15	62	62	(16)	(87)	(87)	(75)
Recognized in other comprehensive income (loss)	$6,653	$369	$920	$(1,337)	$(228)	$189	$(3,613)	$1,921	$452
Total recognized in net periodic benefit cost and other comprehensive income	$4,621	$(1,153)	$(491)	$(855)	$204	$751	$(1,994)	$3,425	$1,888

Pre-tax amounts recognized as a component of accumulated other comprehensive income (loss) as of year-end that have not been recognized as a component of the Company’s combined net periodic benefit cost of the Company’s DB Pension Plan, Life and Healthcare Plan and SERPs are presented in the following table.

(in thousands)	DB Pension Plans			Life and Healthcare Plan			SERP Plan
	2018	2017	2016	2018	2017	2016	2018	2017	2016
Net actuarial loss (gain)	$46,603	$39,960	$39,601	$368	$1,767	$1,093	$5,560	$9,086	$7,077
Prior service cost (credit)	(20)	(30)	(40)	(606)	(668)	235	514	602	689
Total	$46,583	$39,930	$39,561	$(238)	$1,099	$1,328	$6,074	$9,688	$7,766

The pre-tax amounts included in accumulated other comprehensive income (loss) that are expected to be recognized in net periodic pension cost during the fiscal year ended December 31, 2019 are shown below.

(in thousands)	Pension Plans	Life and Healthcare Plan	SERP Plan
Actuarial loss	1,305	0	286
Prior service cost	(10)	(62)	87
Total	1,295	(62)	373

Weighted-average assumptions used in accounting for the plans were as follows:

(in thousands)	DB Pension Plans			Life and Healthcare Plan			SERP Plan
	2018	2017	2016	2018	2017	2016	2018	2017	2016
Discount Rates
Benefit Cost for Plan Year	3.43%	3.89%	4.05%	3.51%	3.97%	4.14%	3.55%	4.10%	4.32%
Benefit Obligation at End of Plan Year	4.08%	3.43%	3.89%	4.13%	3.51%	3.97%	4.16%	3.55%	4.10%
Expected long-term return on plan assets	7.25%	7.25%	7.25%	N/A	N/A	N/A	N/A	N/A	N/A
Rate of compensation increase
Benefit Cost for Plan Year	N/A	N/A	N/A	5.00%	5.00%	5.00%	5.00%	5.00%	5.00%
Benefit Obligation at End of Plan Year	N/A	N/A	N/A	4.00%	5.00%	5.00%	5.00%	5.00%	5.00%

Tompkins offers post-retirement life and healthcare benefits, although as previously mentioned, has discontinued providing post-retirement healthcare to participants hired after 2004. The weighted average annual assumed rate of increase in the per capita cost of covered benefits (the health care cost trend rate) was 5.9% beginning in 2018 and is assumed to decrease gradually to 4.5% in 2027 and beyond. A 1% increase in the assumed health care cost trend rate would increase service and interest costs by approximately $1,300 and increase the Company’s benefit obligation by approximately $39,000. A 1% decrease in the assumed health care cost trend rate, would decrease service and interest costs by approximately $1,100 and decrease the Company’s benefit obligation by approximately $35,000.

To develop the expected long-term rate of return on assets assumption for the DB Pension Plan, the Company considered the historical returns and the future expectations for returns for each asset class, as well as target asset allocations of the pension portfolio. Based on this analysis, the Company selected 7.25% as the long-term rate of return on asset assumption.

The discount rates used to determine the Company’s DB Pension Plan and other post-retirement benefit obligations as of December 31, 2018, and December 31, 2017, were determined by matching estimated benefit cash flows to a yield curve derived from Citigroup’s regular bond yield at December 31, 2018 and December 31, 2017.

Based on the Company’s anticipation of future experience under the DB Pension Plan, the mortality tables used to determine future benefit obligations under the plan were updated as of December 31, 2018 to the RP 2014 Total Employee and Healthy Annuitant Mortality Tables rolled back to 2006 and projected with Mortality Improvement Scale MP 2018. The Company updated this assumption based on the new improvement table released by The Society of Actuaries in October 2018. The appropriateness of the assumptions is reviewed annually.

Cash Flows

Plan assets are amounts that have been segregated and restricted to provide benefits, and include amounts contributed by the Company and amounts earned from investing contributions, less benefits paid. The Company funds the cost of the SERPs and the Life and Healthcare Plan benefits on a pay-as-you-go basis.

The benefits as of December 31, 2018, expected to be paid in each of the next five fiscal years, and in the aggregate for the five fiscal years thereafter were as follows:

(in thousands)	DB Pension Plans	Life and Healthcare Plan	SERP Plan
2019	$3,950	$529	$673
2020	4,067	477	697
2021	4,210	430	688
2022	4,280	416	740
2023	4,463	439	845
2024-2028	23,686	2,162	4,475
Total	$44,656	$4,453	$8,118

Plan Assets

The Company’s DB Pension Plan’s weighted-average asset allocations at December 31, 2018 and 2017, respectively, by asset category are as follows:

	2018	2017
Equity securities	65%	65%
Debt securities	34%	34%
Other	1%	1%
Total Allocation	100%	100%

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

Fair Value Measurements
December 31, 2018
(in thousands)	Fair Value 2018	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$1,018	$1,018	$0	$0
Common stocks	20,648	20,648	0	0
Mutual funds	50,808	50,808	0	0
Total Fair Value of Plan Assets	$72,474	$72,474	$0	$0

Fair Value Measurements
December 31, 2017
(in thousands)	Fair Value 2017	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$448	$448	$0	$0
Common stocks	24,994	24,994	0	0
Mutual funds	54,712	54,712	0	0
Total Fair Value of Plan Assets	$80,154	$80,154	$0	$0

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

The Company has an Employee Stock Ownership Plan (ESOP) and a 401(k) Investment and Stock Ownership Plan (ISOP) covering substantially all employees of the Company. The ESOP allows for Company contributions in the form of common stock of the Company. Annually, the Tompkins Board of Directors determines a profit-sharing payout to its employees in accordance with a performance-based formula. A percentage of the approved amount is paid in Company common stock into the ESOP. Contributions are limited to a maximum amount as stipulated in the ESOP. The remaining percentage is either paid out in cash or deferred into the ISOP at the direction of the employee. Compensation expense related to the profit-sharing totaled $4.9 million in 2018, $5.8 million in 2017, and $4.9 million in 2016.

Under the ISOP, employees may contribute a percentage of their eligible compensation with a Company match of such contributions up to a maximum match of 4%. Participation in the 401(k) Plan is contingent upon certain age and service requirements. The Company’s expense associated with these matching provisions was $2.6 million in 2018, $2.5 million in 2017, and $2.4 million in 2016.

Life insurance benefits are provided to certain officers of the Company. In connection with these policies, the Company reflects life insurance assets on its Consolidated Statements of Condition of $81.9 million at December 31, 2018, and $80.1 million at December 31, 2017. The insurance is carried at its cash surrender value on the Consolidated Statements of Condition. Increases in the cash surrender value of the insurance are reflected as noninterest income, net of any related mortality expense.

The Company provides split dollar life insurance benefits to certain employees. The plan is unfunded and the estimated liability of the plan of $1.5 million and $1.5 million is recorded in other liabilities in the Consolidated Statements of Condition at December 31, 2018 and 2017, respectively. Compensation expense related to the split dollar life insurance was approximately $52,000 in 2018 and $115,000 in 2017.

Note 12 Stock Plans and Stock Based Compensation

Under the Tompkins Financial Corporation 2009 Equity Plan (“2009 Equity Plan”), the Company may grant incentive stock options, stock appreciation rights ("SARs"), shares of restricted stock and restricted stock units covering up to 1,602,000 shares of the Company's common stock to certain officers, employees, and nonemployee directors. Stock options and SARs are granted at an exercise price equal to the stock’s fair value at the date of grant, may not have a term in excess of ten years, and have vesting periods that range between one and seven years from the grant date. Restricted stock awards have vesting periods that range between five and seven years from grant date, and have grant date fair values that equal the closing price of the Company’s common stock on grant date. Prior to the adoption of the 2009 Equity Plan, the Company had similar stock option plans, which remain in effect solely with respect to unexercised options issued under these plans.

The Company granted 65,785 equity awards to its employees in 2018, consisting of 65,785 shares of restricted stock. The Company granted 59,333 equity awards to its employees in 2017, consisting of 59,333 shares of restricted stock. The Company granted 73,716 equity awards to its employees in 2016, consisting of 53,770 shares of restricted stock, and 19,946 SARs.

The following table presents the activity related to stock options and SARs under all plans for the year ended December 2018.

	Number of Shares/Rights	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2018	269,506	$47.34
Granted	0	0.00
Exercised	(33,745)	41.22
Forfeited	(10,386)	52.53
Outstanding at December 31, 2018	225,375	$48.02	4.56	$6,118,933
Exercisable at December 31, 2018	139,483	$44.06	3.56	$4,326,073

Total stock-based compensation expense for stock options and SARs was $304,000 in 2018, $367,000 in 2017, and $476,000 in 2016. As of December 31, 2018, unrecognized compensation cost related to unvested stock options and SARs totaled $0.6 million. The cost is expected to be recognized over a weighted average period of 3.0 years. Net cash proceeds, tax benefits and intrinsic value related to total stock options, SARs, and restricted stock exercised is as follows:

(in thousands)	2018	2017	2016
Proceeds from stock option exercises	$(540)	$(641)	$(806)
Tax benefits related to stock option exercises	680	1,634	1,433
Intrinsic value of stock option exercises	1,447	3,139	3,718

The Company uses the Black-Scholes option-valuation model to determine the fair value of incentive stock options and SARs at the date of grant. The valuation model estimates fair value based on the assumptions listed in the table below. The risk-free rate is the interest rate available on zero-coupon U.S. Treasury instruments with a remaining term equal to the expected term of the share option at the time of grant. The expected dividend yield is based on the dividend trends and the market price of the Company’s stock price at grant. Volatility is largely based on historical volatility of the Company’s stock price. The expected term is based upon historical experience of employee exercises and terminations as the vesting term of the grants. The fair values of the grants are expensed over the vesting periods. There were no stock options or SARs granted in 2018 or 2017.

	2018	2017	2016
Weighted per share average fair value at grant date	N/A	N/A	$12.88
Risk-free interest rate	N/A	N/A	1.57%
Expected dividend yield	N/A	N/A	3.00%
Volatility	N/A	N/A	24.58%
Expected life (years)	N/A	N/A	5.5

December 31, 2018
Options and SARs Outstanding			Options and SARs Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$35.71-37.50	42,598	2.62	$37.00	42,598	$37.00
$37.51-41.00	33,623	4.27	$40.60	19,444	$40.60
$41.01-50.00	90,478	3.93	$46.43	59,900	$45.01
$50.01-76.90	58,454	7.10	$62.64	17,485	$61.75
$76.91-86.18	222	7.89	$86.18	56	$86.18
	225,375	4.56	$48.02	139,483	$44.06

The following table presents activity related to restricted stock awards for the twelve months ended December 31, 2018.

	Number of Shares	Weighted Average Fair Value
Unvested at January 1, 2018	261,373	$61.32
Granted	65,785	75.44
Vested	(53,667)	53.71
Forfeited	(18,252)	61.81
Unvested at December 31, 2018	255,239	$66.52

The Company granted 65,785 restricted stock awards in 2018 at an average grant date fair value of $75.44. The Company granted 59,333 restricted stock awards in 2017 at an average grant date fair value of $79.51. The Company granted 53,770 restricted stock awards in 2016 at an average grant date fair value of $76.93. The grant date fair values were the closing prices of the Company’s common stock on the grant dates. The Company recognized stock-based compensation related to restricted stock awards of $3.2 million in 2018, $2.6 million in 2017, and $1.8 million in 2016. Unrecognized compensation costs related to restricted stock awards totaled $13.3 million at December 31, 2018 and will be recognized over 3.8 years on a weighted average basis.

Note 13 Other Noninterest Income and Expense

Other income and operating expense totals are presented in the table below.  Components of these totals exceeding 1%, and other significant items, of the aggregate of total other noninterest income and total other noninterest expenses for any of the years presented below are stated separately.

	Year ended December 31,
(in thousands)	2018	2017	2016
NONINTEREST INCOME
Other service charges	$3,263	$2,982	$2,671
Increase in cash surrender value of corporate owned life insurance	1,818	2,196	2,106
Net gain on sale of loans	458	50	95
Gain (loss) on sale of fixed assets	2,954	30	(7)
Other miscellaneous income	4,637	2,373	1,426
Total other noninterest income	$13,130	$7,631	$6,291
NONINTEREST EXPENSES
Marketing expense	$5,495	$5,013	$5,087
Professional fees	8,564	5,725	5,446
Technology expense	10,099	8,332	7,011
Cardholder expense	3,277	3,391	2,503
Other miscellaneous expenses	20,868	20,537	17,187
Total other noninterest expenses	$48,303	$42,998	$37,234
Note 14 Revenue Recognition
On January 1, 2018, the Company adopted ASU No. 2014-09 “Revenue from Contracts with Customers” (ASC 606) and all subsequent ASUs that modified ASC 606. As stated in Note 1 - "Summary of Significant Accounting Policies," results for reporting periods beginning after January 1, 2018 are presented under ASC 606, while prior period amounts were not adjusted and continue to be reported in accordance with our historic accounting under ASC 605. The Company recorded a net increase to beginning retained earnings of $1.8 million as of January 1, 2018 due to the cumulative impact of adopting ASC 606. The impact to beginning retained earnings was primarily driven by the recognition of contingency income related to our insurance business segment.

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

Service Charges on Deposit Accounts

Service charges on deposit accounts consist of account analysis fees (i.e., net fees earned on analyzed business and public checking accounts), monthly service fees, check orders, and other deposit account related fees. The Company’s performance obligation for account analysis fees and monthly service fees is generally satisfied, and the related revenue recognized, over the period in which the service is provided. Check orders and other deposit account related fees are largely transactional based, and therefore, the Company’s performance obligation is satisfied and related revenue recognized, at a point in time. Payment for service charges on deposit accounts is primarily received immediately or in the following month through a direct charge to customers’ accounts.

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

The following presents noninterest income, segregated by revenue streams in-scope and out-of-scope of ASC 606, for the year ended December 31, 2018 and 2017.

	Year Ended
(dollars in thousands)	12/31/2018	12/31/2017
Noninterest Income
In-scope of Topic 606:
Commissions and Fees	$27,272	$26,412
Installment Billing	6	0
Refund of Commissions	(29)	0
Contract Liabilities/Deferred Revenue	(181)	(253)
Contingent commissions	2,301	2,619
Subtotal Insurance Revenues	29,369	28,778
Trust and Asset Management	11,848	10,049
Mutual Fund & Investment Income	5,440	5,616
Subtotal Investment Service Income	17,288	15,665
Service Charges on Deposit Accounts	8,435	8,437
Card Services Income	9,693	9,100
Other	1,176	1,111
Noninterest Income (in-scope of ASC 606)	65,961	63,091
Noninterest Income (out-of-scope of ASC 606)[1]	11,488	6,113
Total Noninterest Income	$77,449	$69,204
1 The period ending December 31, 2018 includes approximately $2.9 million related to gain on sale of fixed assets.

Contract Balances

Receivables primarily consist of amounts due for insurance and wealth management services performed for which the Company's performance obligations have been fully satisfied. Receivables amounted to $4.3 million and $1.8 million, respectively, at December 31, 2018, compared to $4.0 million and $1.9 million, respectively, at December 31, 2017 and were included in other assets in the audited Consolidated Statements of Condition.

A contract asset balance occurs when an entity performs a service for a customer before the customer pays consideration (resulting in a contract receivable) or before payment is due (resulting in a contract asset). The Company’s noninterest revenue streams, excluding some insurance commissions and fees, are largely based on transactional activity, or standard month-end revenue accruals such as asset management fees based on month-end market values. Consideration is often received immediately or shortly after the Company satisfies its performance obligation and revenue is recognized. As of December 31, 2018 and December 31, 2017, the Company did not have any significant contract balances related to this transactional activity.

The transaction price for an insurance entity often includes an element of consideration that is variable or contingent on the outcome of future events, such as volume of business, growth and claims experience. Consideration for this “contingent revenue” is typically paid during the first quarter of the subsequent year. ASC 606 states that variable consideration be estimated using a method that best predicts the amount of consideration to which the entity will be entitled using the approach that it expects will best predict the amount of consideration to which the entity will be entitled. This assessment would consider the terms of the contract and all reasonably available information, including historical, current, and forecast information. As of December 31, 2018 and at the date of adoption of ASC 606, contract assets related to this contingent income were $1.9 million and $2.4 million, respectively. The decrease in the contract asset balance during the year ended December 31, 2018 is primarily a result of detrimental claims experience throughout the year.

A contract liability balance is an entity’s obligation to transfer a service to a customer for which the entity has already received payment (or payment is due) from the customer. The Company often receives cash payments from customers in advance of the Company’s performance resulting in contract liabilities. These contract liabilities are classified current or long-term in the Consolidated Condensed Balance Sheet based on the timing of when the Company expects to recognize revenue. As of December 31, 2018 and at the date of adoption of ASC 606, contract liabilities were $1.8 million and $1.7 million, respectively, and are included within accrued expenses in the accompanying Consolidated Condensed Statements of Condition. The liabilities include premiums due to insurance carriers in addition to unearned commission revenue.

The increase in the contract liability balance during the year ended December 31, 2018 is primarily as a result of billings and cash payments received in advance of satisfying performance obligations, offset by insurance premiums and revenue recognized during the period that was included in the contract liability balance at the date of adoption. The adoption of ASC 606 did not create a change in accounting for insurance commissions and fees as they relate to contract liabilities, however the company did eliminate the practice of deferring revenue on its larger accounts over the course of the policy period.

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

Note 15 Income Taxes

The income tax expense (benefit) attributable to income from operations is summarized as follows:

(in thousands)	Current	Deferred	Total
2018
Federal	$16,391	$2,281	$18,672
State	3,060	73	3,133
Total	$19,451	$2,354	$21,805
2017
Federal	$26,860	$14,749	$41,609
State	1,162	(151)	1,011
Total	$28,022	$14,598	$42,620
2016
Federal	$22,943	$1,551	$24,494
State	2,243	308	2,551
Total	$25,186	$1,859	$27,045

The primary reasons for the differences between income tax expense and the amount computed by applying the statutory federal income tax rate to earnings are as follows:

	2018	2017	2016
Statutory federal income tax rate	21.0%	35.0%	35.0%
State income taxes, net of federal benefit	2.4	0.7	1.9
Tax exempt income	(1.5)	(2.6)	(2.7)
Excess benefits from equity-based compensation	(0.6)	(1.6)	(1.4)
Bank-owned life insurance income	(0.4)	(0.8)	(0.8)
Federal tax credit	(0.6)	(2.0)	(0.4)
Enactment of Federal tax reform	0.0	15.7	0.0
All other	0.6	0.4	(0.3)
Total	20.9%	44.8%	31.3%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Significant components of the Company’s deferred tax assets and liabilities as of December 31 were as follows:

(in thousands)	2018	2017	2016
Deferred tax assets:
Allowance for loan and lease losses	$10,676	$9,577	$13,737
Interest income on nonperforming loans	384	417	214
Compensation and benefits	10,885	10,406	14,504
Purchase accounting adjustments	0	0	527
Liabilities held at fair value	12	3	1
Other	2,333	2,515	3,088
Total	$24,290	$22,918	$32,071
Deferred tax liabilities:
Prepaid pension	8,700	8,140	11,439
Depreciation	4,193	2,686	3,006
Intangibles	971	776	882
Purchase accounting adjustments	328	194	0
Leases	1,790	1,145	1,687
Other	1,459	774	1,214
Total deferred tax liabilities	$17,441	$13,715	$18,228
Net deferred tax asset at year-end	$6,849	$9,203	$13,843
Net deferred tax asset at beginning of year	$9,203	$13,843	$16,185
Decrease in net deferred tax asset	(2,354)	(4,640)	(2,342)
Purchase accounting adjustments, net	0	0	(483)
Federal tax reform remeasurement of AOCI deferred tax asset	$0	$9,958	$0
Deferred tax expense	$2,354	$14,598	$1,859

The above analysis does not include recorded deferred tax assets (liabilities) of $7.5 million and $4.3 million as of December 31, 2018 and 2017, respectively, related to net unrealized holdings losses/(gains) in the available-for-sale securities portfolio. In addition, the analysis excludes the recorded deferred tax assets of $12.9 million and $12.6 million, as of December 31, 2018 and 2017, respectively, related to employee benefit plans. However, the $10.0 million included above in the line 'Federal tax reform remeasurement of AOCI deferred tax asset' reflects the remeasurement of the net deferred taxes related to unrealized holding losses/(gains) in the available-for-sale portfolio and employee benefit plans as of December 31, 2017.

Realization of deferred tax assets is dependent upon the generation of future taxable income or the existence of sufficient taxable income. A valuation allowance is provided when it is more likely than not that some portion of the deferred tax assets will not be realized. In assessing the need for a valuation allowance, management considers the scheduled reversal of the deferred tax liabilities, the level of historical taxable income, and the projected future taxable income over the periods in which the temporary differences comprising the deferred tax assets will be deductible. Based on its assessment, management determined that no valuation allowance is necessary at December 31, 2018 and 2017.

At December 31, 2018 and December 31, 2017, the Company had no ASC 740-10 unrecognized tax benefits. The Company does not expect the total amount of unrecognized tax benefits to significantly increase within the next twelve months. The Company recognizes interest and penalties on unrecognized tax benefits in income tax expense in its Consolidated Statements of Income.

The Company is subject to U.S. federal income tax and income tax in New York and various state jurisdictions. All tax years ending after December 31, 2014 are open to examination by the taxing authorities.

On December 22, 2017, H.R.1, commonly known as the Tax Cuts and Jobs Act (the "Tax Act") was signed into law. The Tax Act includes many provisions that affect the Company's income tax expense, including reducing our corporate federal tax rate from 35% to 21% effective January 1, 2018. As a result of the rate reduction, the Company was required to re-measure, through income tax expense, our deferred tax assets and liabilities using the enacted rate at which the Company expects them to be recovered or settled. The re-measurement of the Company's net deferred tax asset resulted in additional 2017 income tax expense of $14.9 million.

Also, on December 22, 2017, the U.S. Securities and Exchange Commission ("SEC") released Staff Accounting Bulletin No. 118 ("SAB 118") to address any uncertainty or diversity of views in practice in accounting for the income tax effects of the Tax Act in situations where a registrant does not have the necessary information available, prepared, or analyzed in reasonable detail to complete this accounting in the reporting period that includes the enactment date. SAB 118 allows for a measurement period not to extend beyond one year from the Tax Act's enactment date to complete the necessary accounting.

In 2017, the Company recorded provisional amounts of deferred income taxes using reasonable estimates in areas where information necessary to complete the accounting was not available, prepared, or analyzed. One area was the Company's deferred tax liability for temporary differences between the tax and financial reporting bases of fixed assets principally due to the accelerated depreciation under the Tax Act which allows for full expensing of qualified property purchased and placed in service after September 27, 2017.

The Company completed the calculations for the fixed assets with the completion of its 2017 tax returns and completed our analysis of the Internal Revenue Code Section 162(m), which, generally, limits the annual deduction for certain compensation paid to certain employees to $1.0 million, after further guidance was issued. The impact of the completed calculations to the re-measurement of the deferred taxes resulted in an immaterial change and the analysis of the Section 162(m) rules resulted in no adjustment.

Note 16 Other Comprehensive Income (Loss)

The tax effect allocated to each component of other comprehensive income (loss) were as follows:

December 31, 2018	Before-Tax Amount	Tax (Expense) Benefit	Net of Tax
Available-for-sale securities:
(in thousands)
Change in net unrealized loss during the period	$(14,550)	$3,569	$(10,981)
Reclassification adjustment for net realized loss on sale included in available-for-sale securities	440	(108)	332
Net unrealized losses	(14,110)	3,461	(10,649)

Employee benefit plans:
Net retirement plan loss	(3,437)	843	(2,594)
Amortization of net retirement plan actuarial gain	1,719	(421)	1,298
Amortization of net retirement plan prior service (cost) credit	15	(4)	11
Employee benefit plans	(1,703)	418	(1,285)

Other comprehensive loss	$(15,813)	$3,879	$(11,934)

December 31, 2017	Before-Tax Amount	Tax (Expense) Benefit	Net of Tax
Available-for-sale securities:
(in thousands)
Change in net unrealized loss during the period	$(4,442)	$1,761	$(2,681)
Reclassification adjustment for net realized loss on sale included in available-for-sale securities	407	(163)	244
Net unrealized losses	(4,035)	1,598	(2,437)

Employee benefit plans:
Net retirement plan loss	(4,549)	1,115	(3,434)
Net retirement plan prior service credit	964	(236)	728
Amortization of net retirement plan actuarial gain	1,508	(603)	905
Amortization of net retirement plan prior service (cost) credit	15	(6)	9
Employee benefit plans	(2,062)	270	(1,792)

Other comprehensive loss	$(6,097)	$1,868	$(4,229)

December 31, 2016	Before-Tax Amount	Tax (Expense) Benefit	Net of Tax
Available-for-sale securities:
(in thousands)
Change in net unrealized loss during the period	$(7,689)	$3,074	$(4,615)
Reclassification adjustment for net realized gain on sale included in available-for-sale securities	(926)	370	(556)
Net unrealized losses	(8,615)	3,444	(5,171)

Employee benefit plans:
Net retirement plan loss	(2,787)	1,114	(1,673)
Net retirement plan prior service credit	(188)	75	(113)
Amortization of net retirement plan actuarial loss	1,338	(535)	803
Amortization of net retirement plan prior service (cost) credit	76	(30)	46
Employee benefit plans	(1,561)	624	(937)

Other comprehensive loss	$(10,176)	$4,068	$(6,108)

The following table presents the activity in our accumulated other comprehensive loss for the periods indicated:

(in thousands)	Available-for-Sale Securities	Employee Benefit Plans	Accumulated Other Comprehensive Income (loss)
Balance at January 1, 2016	$(2,744)	$(28,257)	$(31,001)
Other comprehensive loss	(5,171)	(937)	(6,108)
Balance at December 31, 2016	$(7,915)	$(29,194)	$(37,109)

Balance at January 1, 2017	(7,915)	(29,194)	(37,109)
Other comprehensive loss	(2,437)	(1,792)	(4,229)
Balance at reclassification due to adoption of ASU 2018-02	$(2,653)	$(7,305)	$(9,958)
Balance at December 31, 2017	(13,005)	(38,291)	(51,296)

Balance at January 1, 2018	(13,005)	(38,291)	(51,296)
Other comprehensive loss	(10,649)	(1,285)	(11,934)
Adoption of ASU 2016-01	65	0	65
Balance at December 31, 2018	$(23,589)	$(39,576)	$(63,165)

December 31, 2018
Details about Accumulated other Comprehensive Income Components (in thousands)	Amount Reclassified from Accumulated Other Comprehensive (Loss)[1]	Affected Line Item in the Statement Where Net Income is Presented
Available-for-sale securities:
Unrealized gains and losses on available-for-sale securities	$(440)	Net (loss) gain on securities transactions
	108	Tax benefit
	(332)	Net of tax
Employee benefit plans:
Amortization of the following[2]
Net retirement plan actuarial gain	(1,719)	Other operating expense
Net retirement plan prior service credit	(15)	Other operating expense
	(1,734)	Total before tax
	425	Tax benefit
	(1,309)	Net of tax

December 31, 2017
Details about Accumulated other Comprehensive Income Components (in thousands)	Amount Reclassified from Accumulated Other Comprehensive (Loss)[1]	Affected Line Item in the Statement Where Net Income is Presented
Available-for-sale securities:
Unrealized gains and losses on available-for-sale securities	$(407)	Net (loss) gain on securities transactions
	163	Tax benefit
	(244)	Net of tax
Employee benefit plans:
Amortization of the following[2]
Net retirement plan actuarial gain	(1,508)	Other operating expense
Net retirement plan prior service credit	(15)	Other operating expense
	(1,523)	Total before tax
	609	Tax benefit
	(914)	Net of tax
1 Amounts in parentheses indicate debits in income statement.
2 The accumulated other comprehensive income (loss) components are included in the computation of net periodic benefit cost (See Note 11 - “Employee Benefit Plans”).

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

The Company’s maximum potential obligations to extend credit for loan commitments (unfunded loans, unused lines of credit, and standby letters of credit) outstanding on December 31 were as follows:

(in thousands)	2018	2017
Loan commitments	$156,111	$148,611
Standby letters of credit	21,685	27,805
Undisbursed portion of lines of credit	819,252	815,188
Total	$997,048	$991,604

Commitments to extend credit (including lines of credit) are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Standby letters of credit are conditional commitments to guarantee the performance of a customer to a third party. The Company extends standby letters of credit to its customers in the normal course of business. The standby letters of credit are generally short-term. As of December 31, 2018, the Company’s maximum potential obligation under standby letters of credit was $21.7 million. Management uses the same credit policies in making commitments to extend credit and standby letters of credit as are used for on-balance-sheet lending decisions. Based upon management’s evaluation of the counterparty, the Company may require collateral to support commitments to extend credit and standby letters of credit. The credit risk amounts are equal to the contractual amounts, assuming the amounts are fully advanced and collateral or other security is of no value. The Company does not anticipate losses as a result of these transactions. These commitments also have off-balance-sheet interest-rate risk, in that the interest rate at which these commitments were made may not be at market rates on the date the commitments are fulfilled. Since some commitments and standby letters of credit are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash flow requirements.

At December 31, 2018, the Company had rate lock agreements associated with mortgage loans to be sold in the secondary market (certain of which relate to loan applications for which no formal commitment has been made) amounting to approximately $5.1 million. In order to limit the interest rate risk associated with rate lock agreements, as well as the interest rate risk associated with mortgages held for sale, if any, the Company enters into agreements to sell loans in the secondary market to unrelated investors on a loan-by-loan basis. At December 31, 2018, the Company had approximately $2.7 million of commitments to sell mortgages to unrelated investors on a loan-by-loan basis.

In the normal course of business, the Company is involved in various legal proceedings. In the opinion of management, based upon the review with counsel, the proceedings are not expected to have a material effect on the Company’s financial condition or results of operations.

Note 18 Earnings Per Share

Calculation of basic earnings per share (Basic EPS) and diluted earnings per share (Diluted EPS) is shown below.

	Year ended December 31,
(in thousands, except share and per share data)	2018	2017	2016
Basic
Net income available to common shareholders	$82,308	$52,494	$59,340
Less: dividends and undistributed earnings allocated to unvested restricted stock awards	(1,315)	(818)	(912)
Net earnings allocated to common shareholders	80,993	51,676	58,428

Weighted average shares outstanding, including participating securities	15,283,914	15,193,438	15,044,733

Less: average participating securities	(244,685)	(243,006)	(232,021)
Weighted average shares outstanding - Basic	15,039,229	14,950,432	14,812,712

Diluted
Net earnings allocated to common shareholders	80,993	51,676	58,428

Weighted average shares outstanding - Basic	15,039,229	14,950,432	14,812,712

Dilutive effect of common stock options or restricted stock awards	93,028	122,823	123,519

Weighted average shares outstanding - Diluted	15,132,257	15,073,255	14,936,231

Basic EPS	$5.39	$3.46	$3.94
Diluted EPS	$5.35	$3.43	$3.91

Stock-based compensation awards representing 10,013, 20,789, and 72,321 common shares for 2018, 2017, and 2016, respectively, were not included in the computations of diluted earnings per common share because the effect on those periods would have been antidilutive.

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

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of December 31, 2018 and 2017 segregated by the level of valuation inputs within the fair value hierarchy used to measure fair value.

Recurring Fair Value Measurements
December 31, 2018

(in thousands)	Fair Value 12/31/2018	(Level 1)	(Level 2)	(Level 3)
Available-for-sale securities
U.S. Treasuries	$289	$0	$289	$0
Obligations of U.S. Government sponsored entities	$485,898	$0	$485,898	$0
Obligations of U.S. states and political subdivisions	85,440	0	85,440	0
Mortgage-backed securities - residential
U.S. Government agencies	128,267	0	128,267	0
U.S. Government sponsored entities	630,558	0	630,558	0
Non-U.S. Government agencies or sponsored entities	31	0	31	0
U.S. corporate debt securities	2,175	0	2,175	0
Total Available-for-sale securities	1,332,658	0	1,332,658	0
Equity securities	887	0	0	887

The change in the fair value of the $887,000 of available-for-sale securities valued using significant unobservable inputs (level 3), between January 1, 2018 and December 31, 2018 was immaterial.

Recurring Fair Value Measurements
December 31, 2017

(in thousands)	Fair Value 12/31/2017	(Level 1)	(Level 2)	(Level 3)
Available-for-sale securities
Obligations of U.S. Government sponsored entities	504,193	0	504,193	0
Obligations of U.S. states and political subdivisions	91,519	0	91,519	0
Mortgage-backed securities - residential
U.S. Government agencies	137,735	0	137,735	0
U.S. Government sponsored entities	656,178	0	656,178	0
Non-U.S. Government agencies or sponsored entities	75	0	75	0
U.S. corporate debt securities	2,162	0	2,162	0
Total Available-for-sale securities	1,391,862	0	1,391,862	0
Equity securities	913	0	0	913

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

Certain assets are measured at fair value on a nonrecurring basis, that is, they are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances. For the Company, these include loans held for sale, collateral dependent impaired loans, other real estate owned, goodwill and other intangible assets. During 2018, certain collateral dependent impaired loans and other real estate owned at December 31, 2018, were adjusted down to fair value. Collateral values are estimated using Level 2 inputs based upon observable market data. Real estate values are generally valued using independent appraisals or other indications of value based on recent comparable sales of similar properties or assumptions generally available in the market.

		Fair value measurements at reporting date using:			Gain (losses) from fair value changes
(in thousands)	As of	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs	Twelve months ended
Assets:	12/31/2018	(Level 1)	(Level 2)	(Level 3)	12/31/2018
Impaired loans	$6,500	$0	$6,500	$0	$(173)
Other real estate owned	1,594	0	1,594	0	(211)

		Fair value measurements at reporting date using:			Gain (losses) from fair value changes
(in thousands)	As of	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs	Twelve months ended
Assets:	12/31/2017	(Level 1)	(Level 2)	(Level 3)	12/31/2017
Impaired loans	$4,617	$0	$4,617	$0	$(332)
Other real estate owned	2,047	0	2,047	0	(532)

The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments at December 31, 2018 and 2017. The carrying amounts shown in the table are included in the Consolidated Statements of Condition under the indicated captions. The fair value estimates, methods and assumptions set forth below for the Company’s financial instruments, including those financial instruments carried at cost, are made solely to comply with disclosures required by generally accepted accounting principles in the United States and does not always incorporate the exit-price concept of fair value prescribed by ASC Topic 820-10 and should be read in conjunction with the financial statements and notes included in this Report.

Estimated Fair Value of Financial Instruments
December 31, 2018
(in thousands)	Carrying Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets:
Cash and cash equivalents	$80,389	$80,389	$80,389	$0	$0
Securities - held-to-maturity	140,579	139,377	0	139,377	0
FHLB and FRB stock	52,262	52,262	0	52,262	0
Accrued interest receivable	20,922	20,922	0	20,922	0
Loans and leases, net[1]	4,790,529	4,649,308	0	6,500	4,642,808

Financial Liabilities:
Time deposits	$637,295	$631,489	$0	$631,489	$0
Other deposits	4,251,664	4,251,664	0	4,251,664	0
Securities sold under agreements to repurchase	81,842	81,842	0	81,842	0
Other borrowings	1,076,075	1,074,081	0	1,074,081	0
Trust preferred debentures	16,863	21,921	0	21,921	0
Accrued interest payable	2,408	2,408	0	2,408	0

1 Lease receivables, although excluded from the scope of ASC Topic 825, are included in the estimated fair value amounts at their carrying value.

Estimated Fair Value of Financial Instruments
December 31, 2017
(in thousands)	Carrying Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets:
Cash and cash equivalents	$84,303	$84,303	$84,303	$0	$0
Securities - held-to-maturity	139,216	140,315	0	140,315	0
FHLB and FRB stock	50,498	50,498	0	50,498	0
Accrued interest receivable	20,122	20,122	0	20,122	0
Loans and leases, net[1]	4,632,288	4,555,720	0	4,617	4,551,103

Financial Liabilities:
Time deposits	$748,250	$744,310	$0	$744,310	$0
Other deposits	4,089,557	4,089,557	0	4,089,557	0
Securities sold under agreements to repurchase	75,177	75,177	0	75,177	0
Other borrowings	1,071,742	1,069,609	0	1,069,609	0
Trust preferred debentures	16,691	22,012	0	22,012	0
Accrued interest payable	2,054	2,054	0	2,054	0

1 Lease receivables, although excluded from the scope of ASC Topic 825, are included in the estimated fair value amounts at their carrying value.

The following methods and assumptions were used in estimating fair value disclosures for financial instruments.

Cash and Cash Equivalents
The carrying amounts reported in the Consolidated Statements of Condition for cash, noninterest-bearing deposits, money market funds, and Federal funds sold approximate the fair value of those assets.

Securities
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

FHLB and FRB Stock
The carrying amount of FHLB and FRB stock approximates fair value. If the stock is redeemed, the Company will receive an amount equal to the par value of the stock.

Loans and Leases
Fair value for loans as of December 31, 2018, are calculated using an exit price notion. The Company's valuation methodology takes into account factors such as estimated cash flows, including contractual cash flow and assumptions for prepayments; liquidity risk; and credit risk. For prior periods, fair values were calculated using an entry price notion. The fair values of residential loans were estimated using discounted cash flow analyses, based upon available market benchmarks for rates and prepayment assumptions. The fair values of commercial and consumer loans were estimated using discounted cash flow analyses, based upon interest rates currently offered for loans and leases with similar terms and credit quality. The fair values of loans held for sale were determined based upon contractual prices for loans with similar characteristics.

Accrued Interest Receivable and Accrued Interest Payable
The carrying amount of these short term instruments approximate fair value.

Deposits
The fair values disclosed for noninterest bearing accounts and accounts with no stated maturities are equal to the amount payable on demand at the reporting date. The fair value of time deposits is based upon discounted cash flow analyses using rates offered for FHLB advances, which is the Company’s primary alternative source of funds.

Securities Sold Under Agreements to Repurchase
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

Other Borrowings
The fair values of other borrowings are estimated using discounted cash flow analysis, discounted at the Company’s current incremental borrowing rate for similar borrowing arrangements. For other borrowings where the Company has elected the fair value option, the Company also receives pricing information from third parties, including the FHLB.

Trust Preferred Debentures
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

At year end 2017, the Company early adopted ASU 2018-02, "Income Statement-Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income". ASU 2018-02 permits a reclassification from accumulated other comprehensive income (loss) to retained earnings for stranded tax effects resulting from the newly enacted federal corporate income tax rate associated with the enactment of the Tax Cuts and Jobs Act in December 2017. The amount of the reclassification was the difference between the historical corporate income tax rate of 35 percent and the newly enacted 21 percent corporate income tax rate. The adoption resulted in the reclassification from accumulated other comprehensive income (loss) to retained earnings totaling $10.0 million, reflected in the Consolidated Statements of Changes in Shareholders' Equity.

As of December 31, 2018, the most recent notifications from Federal bank regulatory agencies categorized Tompkins Trust Company, The Bank of Castile, Mahopac Bank, and VIST Bank as “well capitalized” under the regulatory framework for PCA. To be categorized as well capitalized, the Company and its subsidiary banks must maintain total risk-based, Tier 1 risk-based, common equity Tier 1 capital and Tier 1 leverage ratios as set forth in the table below. There are no conditions or events since that notification that management believes have changed the capital category of the Company or its subsidiary banks.

The following table presents actual and required capital ratios as of December 31, 2018 and December 31, 2017 for Tompkins and its four banking subsidiaries. The minimum required capital amounts presented include the minimum required capital levels as of January 1, 2019 when the Basel III Capital Rules have been fully phased-in. Capital levels required to be considered well capitalized are based upon prompt corrective action regulations, as amended to reflect the changes under the Basel III Capital Rules.

Actual capital amounts and ratios of the Company and its subsidiary banks are as follows:

	Actual	Minimum Capital Required- Basel III Fully-Phased-In	Required to be Considered Well Capitalized
(dollar amounts in thousands)	Amount/Ratio	Amount/Ratio	Amount/Ratio
December 31, 2018
Total Capital (to risk-weighted assets)
The Company (consolidated)	$645,891 /13.1%	$517,500/>10.5%	$492,857/>10.0%
Trust Company	$191,872/13.9%	$144,822/>10.5%	$137,926/>10.0%
Castile	$138,816/11.7%	$124,738/>10.5%	$118,798/>10.0%
Mahopac	$126,342/12.7%	$104,146/>10.5%	$99,186/>10.0%
VIST	$158,557/11.7%	$142,048/>10.5%	$135,284/>10.0%
Common Equity Tier 1 Capital (to risk-weighted assets)
The Company (consolidated)	$583,458/11.8%	$345,000/>7.0%	$320,357/>6.5%
Trust Company	$180,077/13.1%	$96,548/>7.0%	$89,652/>6.5%
Castile	$129,482/10.9%	$83,159>7.0%	$77,219/>6.5%
Mahopac	$114,327/11.5%	$69,431/>7.0%	$64,471/>6.5%
VIST	$146,131/10.8%	$94,699/>7.0%	$87,934/>6.5%
Tier 1 Capital (to risk-weighted assets)
The Company (consolidated)	$600,321/12.2%	$418,929/>8.5%	$394,286/>8.0%
Trust Company	$180,077/13.1%	$117,237/>8.5%	$110,341/>8.0%
Castile	$129,482/10.9%	$100,978/>8.5%	$95,038/>8.0%
Mahopac	$114,327/11.5%	$84,309/>8.5%	$79,349/>8.0%
VIST	$146,131/10.8%	$114,991/>8.5%	$108,227/>8.0%
Tier 1 Capital (to average assets)
The Company (consolidated)	$600,321/9.1%	$265,465/>4.0%	$331,832/>5.0%
Trust Company	$180,077/8.5%	$84,592/>4.0%	$105,740/>5.0%
Castile	$129,482/8.6%	$60,368/>4.0%	$75,460/>5.0%
Mahopac	$114,327/8.4%	$54,219/>4.0%	$67,773/>5.0%
VIST	$146,131/8.8%	$66,282/>4.0%	$82,853/>5.0%

December 31, 2017
Total Capital (to risk-weighted assets)
The Company (consolidated)	$585,013 /12.3%	$500,676/>10.5%	$476,835/>10.0%
Trust Company	$171,774/12.5%	$144,235/>10.5%	$137,366/>10.0%
Castile	$125,510/11.3%	$117,042/>10.5%	$111,469/>10.0%
Mahopac	$117,740/12.1%	$102,555/>10.5%	$97,672/>10.0%
VIST	$148,185/11.4%	$136,518/>10.5%	$130,017/>10.0%
Common Equity Tier 1 Capital (to risk-weighted assets)
The Company (consolidated)	$526,822/11.1%	$333,784/>7.0%	$309,943/>6.5%
Trust Company	$160,047/11.7%	$96,156/>7.0%	$89,288/>6.5%
Castile	$116,783/10.5%	$78,028>7.0%	$72,455/>6.5%
Mahopac	$105,979/10.9%	$68,370/>7.0%	$63,487/>6.5%
VIST	$138,901/10.7%	$91,012/>7.0%	$84,511/>6.5%
Tier 1 Capital (to risk-weighted assets)
The Company (consolidated)	$543,514/11.4%	$405,310/>8.5%	$381,468/>8.0%
Trust Company	$160,047/11.7%	$116,761/>8.5%	$109,893/>8.0%
Castile	$116,783/10.5%	$94,748/>8.5%	$89,175/>8.0%
Mahopac	$105,979/10.9%	$83,021/>8.5%	$78,137/>8.0%
VIST	$138,901/10.7%	$110,515/>8.5%	$104,014/>8.0%
Tier 1 Capital (to average assets)
The Company (consolidated)	$543,514/8.4%	$257,887/>4.0%	$322,359/>5.0%
Trust Company	$160,047/7.8%	$82,425/>4.0%	$103,031/>5.0%
Castile	$116,783/8.1%	$57,833/>4.0%	$72,292/>5.0%
Mahopac	$105,979/8.1%	$52,463/>4.0%	$65,578/>5.0%
VIST	$138,901/8.6%	$64,647/>4.0%	$80,809/>5.0%

Note 21 Condensed Parent Company Only Financial Statements

Condensed financial statements for Tompkins (the Parent Company) as of December 31, 2018, 2017 and 2016 are presented below.

Condensed Statements of Condition
(in thousands)	2018	2017
Assets
Cash	$6,235	$3,326
Investment in subsidiaries, at equity	625,193	586,976
Other	9,416	10,686
Total Assets	$640,844	$600,988
Liabilities and Shareholders’ Equity
Borrowings	$4,000	$9,000
Trust preferred debentures issued to non-consolidated subsidiary	16,863	16,691
Other liabilities	522	517
Tompkins Financial Corporation Shareholders’ Equity	619,459	574,780
Total Liabilities and Shareholders’ Equity	$640,844	$600,988

Condensed Statements of Income
(in thousands)	2018	2017	2016
Dividends received from subsidiaries	44,518	33,522	47,584
Other income	332	281	269
Total Operating Income	44,850	33,803	47,853
Interest expense	1,468	1,550	2,743
Other expenses	7,222	6,120	6,089
Total Operating Expenses	8,690	7,670	8,832
Income Before Taxes and Equity in Undistributed
Earnings of Subsidiaries	36,160	26,133	39,021
Income tax benefit	1,687	1,867	3,549
Equity in undistributed earnings of subsidiaries	44,461	24,494	16,770
Net Income	$82,308	$52,494	$59,340

Condensed Statements of Cash Flows
(in thousands)	2018	2017	2016
Operating activities
Net income	$82,308	$52,494	$59,340
Adjustments to reconcile net income to net cash provided by operating activities
Equity in undistributed earnings of subsidiaries	(44,461)	(24,494)	(16,770)
Other, net	1,014	(1,569)	1,826
Net Cash Provided by Operating Activities	38,861	26,431	44,396
Investing activities
Other, net	0	1,052	24
Net Cash Provided by Investing Activities	0	1,052	24
Financing activities

Borrowings, net	(5,000)	(28,161)	2,490
Cash dividends	(29,634)	(27,627)	(26,603)
Repurchase of common shares	(2,448)	0	(1,166)
Net proceeds from restricted stock awards	(1,403)	(1,294)	(835)
Shares issued for dividend reinvestment plans	0	2,872	3,201
Shares issued for employee stock ownership plan	3,073	2,296	1,938
Net proceeds from exercise of stock options	(540)	(641)	(806)
Net Cash Used in Financing Activities	(35,952)	(52,555)	(21,781)
Net (decrease) increase in cash	2,909	(25,072)	22,639
Cash at beginning of year	3,326	28,398	5,759
Cash at End of Year	$6,235	$3,326	$28,398

A Statement of Changes in Shareholders’ Equity has not been presented since it is the same as the Consolidated Statement of Changes in Shareholders’ Equity previously presented.

Note 22 Segment and Related Information

The Company manages its operations through three reportable business segments in accordance with the standards set forth in FASB ASC 280, “Segment Reporting”: (i) banking and financial services (“Banking”), (ii) insurance services (“Tompkins Insurance Agencies, Inc.”) and (iii) wealth management (“Tompkins Financial Advisors”). The Company’s insurance services and wealth management services are managed separately from the Banking segment.

Banking
The banking segment is primarily comprised of the Company's four banking subsidiaries: Tompkins Trust Company, a commercial bank with 14 banking offices operated in Ithaca, NY and surrounding communities. The Bank of Castile (DBA Tompkins Bank of Castile), a commercial bank with 18 banking offices located in the Genesee Valley region of New York State as well as Monroe County; Mahopac Bank (DBA Tompkins Mahopac Bank), a commercial bank with 14 full-service banking offices located in the counties north of New York City; and VIST Bank (DBA Tompkins VIST Bank), a banking organization with 20 banking offices headquartered and operating in Southeastern Pennsylvania.

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

Insurance
The Company provides property and casualty insurance services and employee benefits consulting through Tompkins Insurance Agencies, Inc., a wholly-owned subsidiary of the Company, headquartered in Batavia, New York. Tompkins Insurance is an independent insurance agency, representing many major insurance carriers. Tompkins Insurance provides employee benefit consulting to employers in Western and Central New York and Southeastern Pennsylvania, assisting them with their medical, group life insurance and group disability insurance. Through the 2012 acquisition of VIST Financial, Tompkins Insurance expanded its operations with the addition of VIST Insurance, a full service agency offering a similar array of insurance products as Tompkins Insurance in southeastern Pennsylvania. Tompkins Insurance offers services to customers of the Company’s banking subsidiaries by sharing offices with The Bank of Castile, Tompkins Trust Company and VIST Bank. In addition to these shared offices, Tompkins Insurance has five stand-alone offices in Western New York.

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

As of and for the year ended December 31, 2018
(in thousands)	Banking	Insurance	Wealth Management	Intercompany	Consolidated
Interest income	$251,592	$3	$0	$(3)	$251,592
Interest expense	39,795	0	0	(3)	39,792
Net interest income	211,797	3	0	0	211,800
Provision for loan and lease losses	3,942	0	0	0	3,942
Noninterest income	31,738	29,760	17,997	(2,046)	77,449
Noninterest expense	145,070	25,427	12,616	(2,046)	181,067
Income before income tax expense	94,523	4,336	5,381	0	104,240
Income tax expense	19,486	1,092	1,227	0	21,805
Net Income attributable to noncontrolling interests and Tompkins Financial Corporation	75,037	3,244	4,154	0	82,435
Less: Net income attributable to noncontrolling interests	127	0	0	0	127
Net Income attributable to Tompkins Financial Corporation	$74,910	$3,244	$4,154	$0	$82,308

Depreciation and amortization	$9,194	$230	$130	$0	$9,554
Assets	6,707,625	42,088	21,365	(12,642)	6,758,436
Goodwill	64,370	19,702	8,211	0	92,283
Other intangibles, net	4,224	3,192	212	0	7,628
Net loans and leases	4,790,529	0	0	0	4,790,529
Deposits	4,900,464	0	0	(11,505)	4,888,959
Total equity	568,988	32,996	18,887	0	620,871

As of and for the year ended December 31, 2017
(in thousands)	Banking	Insurance	Wealth Management	Intercompany & Merger	Consolidated
Interest income	$226,764	$2	$0	$(2)	$226,764
Interest expense	25,462	0	0	(2)	25,460
Net interest income	201,302	2	0	0	201,304
Provision for loan and lease losses	4,161	0	0	0	4,161
Noninterest income	25,498	29,106	16,345	(1,745)	69,204
Noninterest expense	135,750	24,503	12,597	(1,745)	171,105
Income before income tax expense	86,889	4,605	3,748	0	95,242
Income tax expense	39,731	1,705	1,184	0	42,620
Net Income attributable to noncontrolling interests and Tompkins Financial Corporation	47,158	2,900	2,564	0	52,622
Less: Net income attributable to noncontrolling interests	128	0	0	0	128
Net Income attributable to Tompkins Financial Corporation	$47,030	$2,900	$2,564	$0	$52,494

Depreciation and amortization	$7,927	$285	$57	$0	$8,269
Assets	6,602,242	39,599	17,779	(11,330)	6,648,290
Goodwill	64,369	19,711	8,211	0	92,291
Other intangibles, net	5,170	3,812	281	0	9,263
Net loans and leases	4,629,349	0	0	0	4,629,349
Deposits	4,848,654	0	0	(10,847)	4,837,807
Total equity	530,386	31,083	14,733	0	576,202

As of and for the year ended December 31, 2016
(in thousands)	Banking	Insurance	Wealth Management	Intercompany & Merger	Consolidated
Interest income	$202,739	$2	$0	$(2)	$202,739
Interest expense	22,105	0	0	(2)	22,103
Net interest income	180,634	2	0	0	180,636
Provision for loan and lease losses	4,321	0	0	0	4,321
Noninterest income	24,402	29,741	15,842	(1,177)	68,808
Noninterest expense	123,004	24,564	12,216	(1,177)	158,607
Income before income tax expense	77,711	5,179	3,626	0	86,516
Income tax expense	23,928	1,906	1,211	0	27,045
Net Income attributable to noncontrolling interests and Tompkins Financial Corporation	53,783	3,273	2,415	0	59,471
Less: Net income attributable to noncontrolling interests	131	0	0	0	131
Net Income attributable to Tompkins Financial Corporation	$53,652	$3,273	$2,415	$0	$59,340

Depreciation and amortization	6,401	353	75	0	$6,829
Assets	6,190,824	38,988	15,403	(8,459)	6,236,756
Goodwill	64,369	20,043	8,211	0	92,623
Other intangibles, net	6,433	4,560	356	0	11,349
Net loans and leases	4,222,278	0	0	0	4,222,278
Deposits	4,633,527	0	0	(8,388)	4,625,139
Total equity	506,411	30,825	12,169	0	549,405

Unaudited Quarterly Financial Data
	2018
(in thousands)	First	Second	Third	Fourth
Interest and dividend income	$60,140	$62,143	$63,984	$65,325
Interest expense	7,453	9,429	10,821	12,089
Net interest income	52,687	52,714	53,163	53,236
Provision for loan and lease losses	567	1,045	272	2,058
Income before income taxes	26,229	27,842	26,361	23,808
Net income	20,436	22,059	20,902	18,911
Net income per common share (basic)	1.34	1.44	1.37	1.24
Net income per common share (diluted)	1.33	1.43	1.36	1.23

Unaudited Quarterly Financial Data
	2017
(in thousands)	First	Second	Third	Fourth
Interest and dividend income	$53,621	$56,342	$57,772	$59,029
Interest expense	5,587	6,041	6,772	7,060
Net interest income	48,034	50,301	51,000	51,969
Provision for loan and lease losses	769	976	402	2,014
Income before income taxes	23,137	25,207	25,917	20,981
Net income	15,717	16,926	17,394	2,457
Net income per common share (basic)	1.04	1.11	1.14	0.16
Net income per common share (diluted)	1.03	1.11	1.14	0.16

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, including its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2018. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that as of the end of the period covered by this Form 10-K, the Company’s disclosure controls and procedures were effective.

Management’s Annual Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. As of December 31, 2018, management evaluated the effectiveness of the Company’s internal control over financial reporting based on the framework for effective internal control over financial reporting established in “Internal Control - Integrated Framework (2013),” issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on its evaluation under the COSO framework, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2018. The results of management’s assessment were reviewed with the Company’s Audit Committee of its Board of Directors. The independent registered public accounting firm that audited the Company’s consolidated financial statements included in this report has issued an attestation report on the Company’s internal controls over financial reporting, which is included in Part II, Item 8 of this Report.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2018, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item is incorporated herein by reference to the material under the captions “Proposal No. 1 – Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance”; the discussion of the Company’s code of ethics under “Corporate Governance Matters”; and the discussion of the Audit/Examining Committee under “Matters Relating to the Board of Directors - Board of Directors Committee Membership” all in the Company’s proxy statement relating to its 2019 annual meeting of shareholders (the “Proxy Statement”), which the Company intends to file with the Securities and Exchange Commission on or about March 29, 2019; and the material captioned “Executive Officers of the Registrant” in Part I of this Report on Form 10-K.

Item 11. Executive Compensation
The information called for by this item is incorporated herein by reference to the material under the captions, “Executive Compensation”, “Matters Relating to the Board of Directors - Director Compensation”, “Executive Compensation – Compensation Committee Interlocks and Insider Participation”, “Executive Compensation – Compensation Committee Report”, and "Corporate Governance Matters - Risk and Influence on Compensation Programs" in the Proxy Statement.
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
Information regarding stock-based compensation awards outstanding and available for future grant as of December 31, 2018 is incorporated by reference to the information under the caption "Proposal No. 2 - Approval of Tompkins Financial Corporation 2019 Equity Plan - Equity Compensation Plan Information" in the Proxy Statement. Our 2009 Equity Plan is scheduled to expire in 2019. The Company intends to propose a successor equity plan for shareholder approval at the Company's 2019 Annual Meeting of Shareholders. If such successor equity plan is approved by our shareholders, no further awards will be granted pursuant to the 2009 Equity Plan.

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

Reports of KPMG LLP, Independent Registered Public Accounting Firm on Consolidated Financial Statements and Internal Control over Financial Reporting
Consolidated Statements of Condition as of December 31, 2018 and 2017
Consolidated Statements of Income for the years ended December 31, 2018, 2017, and 2016
Consolidated Statements of Comprehensive Income for the years ended December 31, 2018, 2017, and 2016
Consolidated Statements of Cash Flows for the years ended December 31, 2018, 2017, and 2016
Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2018, 2017, and 2016
Notes to Consolidated Financial Statements
Unaudited Quarterly Financial Data

(a)(2)	List of Financial Statement Schedules

Not Applicable.

(a)(3)	Exhibits

The following exhibits are filed as a part of this report:

Item No.	Description

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

10.25*
Amendment No. 1 to Amended and Restated Retainer Plan for Eligible Directors of Tompkins Financial Corporation and Its Wholly-owned Subsidiaries, dated January 1, 2018 incorporated herein by reference to Exhibit 10.25 to the Company's Annual Report on Form 10-K, filed with the commission on March 1, 2018.

10.26*
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

101
The following materials from the company’s Annual report on Form 10-K for the year ended December 31, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Condition as of December 31, 2018; (ii) Condensed Consolidated Statements of Income as of December 31, 2018; (iii) Condensed consolidated Statements of Comprehensive Income as of December 31, 2018; (iv) Condensed Consolidated Statements of Cash Flows as of December 31, 2018; (v) Condensed Consolidated Statements of Changes in Shareholders’ Equity as of December 31, 2018; and (vi) Notes to Unaudited Condensed Consolidated Financial Statements.

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

Date: March 1, 2019

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

Signature	Date	Capacity	Signature	Date	Capacity
/S/Thomas R. Rochon	3/1/19	Chairman of the Board	/S/Susan A. Henry	3/1/19	Director
Thomas R. Rochon		Director	Susan A. Henry

/S/Stephen S. Romaine	3/1/19	President and Chief Executive	/S/Patricia A. Johnson	3/1/19	Director
Stephen S. Romaine		Officer (Principal Executive Officer)	Patricia A. Johnson
Director
			/S/Frank C. Milewski	3/1/19	Director
/S/James W. Fulmer	3/1/19	Vice Chairman, Director	Frank C. Milewski
James W. Fulmer
			/S/Michael H. Spain	3/1/19	Director
/S/Francis M. Fetsko	3/1/19	Executive Vice President and	Michael H. Spain
Francis M. Fetsko		Chief Financial Officer
		(Principal Financial Officer)	/S/Alfred J. Weber	3/1/19	Director
		(Principal Accounting	Alfred J. Weber
Officer)
/S/John E. Alexander	3/1/19	Director	/S/Craig Yunker	3/1/19	Director
John E. Alexander			Craig Yunker

/S/Paul J. Battaglia	3/1/19	Director
Paul J. Battaglia

/S/Daniel J. Fessenden	3/1/19	Director
Daniel J. Fessenden

118 E. Seneca Street, P.O. Box 460, Ithaca, New York 14851
(607) 273-3210

www.tompkinsfinancial.com