Form 10-Q
period 2019-03-31
TOMPKINS FINANCIAL CORP
filed 2019-05-08
CIK 1005817

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐ No ☒.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.10 are value	TMP	NYSE American, LLC

Indicate the number of shares of the Registrant's Common Stock outstanding as of the latest practicable date: 15,314,056 shares as of April 24, 2019.

TOMPKINS FINANCIAL CORPORATION

FORM 10-Q

TOMPKINS FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CONDITION

(in thousands, except share and per share data)	As of	As of
ASSETS	3/31/2019	12/31/2018
	(unaudited)	(audited)
Cash and noninterest bearing balances due from banks	$68,531	$78,524
Interest bearing balances due from banks	2,043	1,865
Cash and Cash Equivalents	70,574	80,389

Available-for-sale securities, at fair value (amortized cost of $1,359,102 at March 31, 2019 and $1,363,902 at December 31, 2018)	1,343,610	1,332,658
Held-to-maturity securities, at amortized cost (fair value of $140,422 at March 31, 2019 and $139,377 at December 31, 2018)	139,642	140,579
Equity securities, at fair value (amortized cost $1,000 at March 31, 2019 and $1,000 at December 31, 2018)	899	887
Originated loans and leases, net of unearned income and deferred costs and fees	4,532,803	4,568,741
Acquired loans	256,897	265,198
Less: Allowance for loan and lease losses	40,328	43,410
Net Loans and Leases	4,749,372	4,790,529

Federal Home Loan Bank and other stock	45,088	52,262
Bank premises and equipment, net	96,864	97,202
Corporate owned life insurance	82,571	81,928
Goodwill	92,283	92,283
Other intangible assets, net	7,266	7,628
Accrued interest and other assets	110,550	82,091
Total Assets	$6,738,719	$6,758,436
LIABILITIES
Deposits:
Interest bearing:
Checking, savings and money market	2,977,593	2,853,190
Time	661,712	637,295
Noninterest bearing	1,350,620	1,398,474
Total Deposits	4,989,925	4,888,959

Federal funds purchased and securities sold under agreements to repurchase	66,918	81,842
Other borrowings	923,427	1,076,075
Trust preferred debentures	16,906	16,863
Other liabilities	94,276	73,826
Total Liabilities	$6,091,452	$6,137,565
EQUITY
Tompkins Financial Corporation shareholders' equity:
Common Stock - par value $.10 per share: Authorized 25,000,000 shares; Issued: 15,349,988 at March 31, 2019; and 15,348,287 at December 31, 2018	1,535	1,535
Additional paid-in capital	367,245	366,595
Retained earnings	332,779	319,396
Accumulated other comprehensive loss	(50,950)	(63,165)
Treasury stock, at cost – 117,757 shares at March 31, 2019, and 122,227 shares at December 31, 2018	(4,786)	(4,902)
Total Tompkins Financial Corporation Shareholders’ Equity	645,823	619,459

Noncontrolling interests	1,444	1,412
Total Equity	$647,267	$620,871
Total Liabilities and Equity	$6,738,719	$6,758,436

See notes to unaudited condensed consolidated financial statements.

TOMPKINS FINANCIAL CORPORATION
 CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended
(In thousands, except per share data) (Unaudited)	3/31/2019	3/31/2018
INTEREST AND DIVIDEND INCOME
Loans	$55,324	$50,894
Due from banks	10	7
Available-for-sale securities	7,858	7,644
Held-to-maturity securities	858	858
Federal Home Loan Bank and other stock	878	737
Total Interest and Dividend Income	64,928	60,140
INTEREST EXPENSE
Time certificates of deposits of $250,000 or more	586	(14)
Other deposits	6,011	2,783
Federal funds purchased and securities sold under agreements to repurchase	44	46
Trust preferred debentures	329	279
Other borrowings	6,044	4,359
Total Interest Expense	13,014	7,453
Net Interest Income	51,914	52,687
Less: Provision for loan and lease losses	445	567
Net Interest Income After Provision for Loan and Lease Losses	51,469	52,120
NONINTEREST INCOME
Insurance commissions and fees	8,045	7,394
Investment services income	4,084	4,246
Service charges on deposit accounts	1,998	2,132
Card services income	2,790	2,146
Other income	2,478	1,788
Net gain on securities transactions	12	124
Total Noninterest Income	19,407	17,830
NONINTEREST EXPENSE
Salaries and wages	21,101	20,998
Other employee benefits	5,611	5,376
Net occupancy expense of premises	3,601	3,646
Furniture and fixture expense	1,979	1,975
FDIC insurance	582	667
Amortization of intangible assets	412	451
Other operating expense	10,923	10,608
Total Noninterest Expenses	44,209	43,721
Income Before Income Tax Expense	26,667	26,229
Income Tax Expense	5,595	5,761
Net Income Attributable to Noncontrolling Interests and Tompkins Financial Corporation	21,072	20,468
Less: Net Income Attributable to Noncontrolling Interests	32	32
Net Income Attributable to Tompkins Financial Corporation	$21,040	$20,436
Basic Earnings Per Share	$1.37	$1.34
Diluted Earnings Per Share	$1.37	$1.33

See notes to unaudited condensed consolidated financial statements.

TOMPKINS FINANCIAL CORPORATION
 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended
(In thousands) (Unaudited)	3/31/2019	3/31/2018
Net income attributable to noncontrolling interests and Tompkins Financial Corporation	$21,072	$20,468
Other comprehensive income (loss), net of tax:

Available-for-sale securities:
Change in net unrealized gain/loss during the period	11,894	(14,610)
Reclassification adjustment for net realized (gain)loss on sale of available-for-sale securities included in net income	0	(94)

Employee benefit plans:
Amortization of net retirement plan actuarial loss	318	315
Amortization of net retirement plan prior service cost	3	3

Other comprehensive income (loss)	12,215	(14,386)

Subtotal comprehensive income attributable to noncontrolling interests and Tompkins Financial Corporation	33,287	6,082
Less: Net income attributable to noncontrolling interests	(32)	(32)
Total comprehensive income attributable to Tompkins Financial Corporation	$33,255	$6,050

See notes to unaudited condensed consolidated financial statements.

TOMPKINS FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
(In thousands) (Unaudited)	3/31/2019	3/31/2018
OPERATING ACTIVITIES
Net income attributable to Tompkins Financial Corporation	$21,040	$20,436
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	445	567
Depreciation and amortization of premises, equipment, and software	2,480	2,473
Amortization of intangible assets	412	451
Earnings from corporate owned life insurance	(643)	(517)
Net amortization on securities	1,786	2,371
Amortization/accretion related to purchase accounting	(369)	(972)
Net gain on securities transactions	(12)	124
Net gain on sale of loans originated for sale	(94)	(21)
Proceeds from sale of loans originated for sale	8,586	840
Loans originated for sale	(6,059)	(824)
Net loss (gain) on sale of bank premises and equipment	7	(6)
Net excess tax benefit from stock based compensation	139	56
Stock-based compensation expense	985	855
Increase in accrued interest receivable	(3,068)	(734)
Increase in accrued interest payable	(274)	(92)
Other, net	(8,923)	(5,862)
Net Cash Provided by Operating Activities	16,438	19,145
INVESTING ACTIVITIES
Proceeds from maturities, calls and principal paydowns of available-for-sale securities	51,409	35,611
Proceeds from sales of available-for-sale securities	0	45,885
Proceeds from maturities, calls and principal paydowns of held-to-maturity securities	3,821	1,447
Purchases of available-for-sale securities	(48,293)	(82,256)
Purchases of held-to-maturity securities	(2,985)	(1,461)
Net decrease (increase) in loans	38,424	(35,579)
Net increase in Federal Home Loan Bank stock	7,174	3,478
Proceeds from sale of bank premises and equipment	40	17
Purchases of bank premises, equipment and software	(1,641)	(7,127)
Net Cash Provided by (Used in) Investing Activities	47,949	(39,985)
FINANCING ACTIVITIES
Net increase in demand, money market, and savings deposits	76,549	154,746
Net increase (decrease) in time deposits	24,697	(61,896)
Net (decrease) in Federal funds purchased and securities sold under agreements to repurchase	(14,924)	(6,046)
Increase in other borrowings	13,752	118,332
Repayment of other borrowings	(166,400)	(195,000)
Cash dividends	(7,657)	(7,328)
Repurchase of common stock	0	(1,205)
Shares issued for employee stock ownership plan	0	3,073
Net proceeds from exercise of stock options	(219)	(37)
Net Cash (Used in) Provided by Financing Activities	(74,202)	4,639
Net Decrease in Cash and Cash Equivalents	(9,815)	(16,201)
Cash and cash equivalents at beginning of period	80,389	84,303
Total Cash and Cash Equivalents at End of Period	$70,574	$68,102

See notes to unaudited condensed consolidated financial statements.

TOMPKINS FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
(In thousands) (Unaudited)	3/31/2019	3/31/2018
Supplemental Information:
Cash paid during the year for - Interest	$13,568	$8,300
Cash paid during the year for - Taxes	54	62

See notes to unaudited condensed consolidated financial statements.

TOMPKINS FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

(In thousands except share and per share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Non- controlling Interests	Total
Balances at January 1, 2018	$1,530	$364,031	$265,007	$(51,296)	$(4,492)	$1,422	$576,202
Net income attributable to noncontrolling interests and Tompkins Financial Corporation			20,436			32	20,468
Other comprehensive (loss)				(14,386)			(14,386)
Total Comprehensive Income							6,082
Cash dividends ($0.48 per share)			(7,328)				(7,328)
Net exercise of stock options (1,670 shares)		(37)					(37)
Common stock repurchased and returned to unissued status (15,500 shares)	(1)	(1,204)					(1,205)
Stock-based compensation expense		855					855
Shares issued for employee stock ownership plan (38,883 shares)	4	3,069					3,073
Directors deferred compensation plan ((4,218) shares)		(48)			48		0
Restricted stock activity ((5,332) shares)	(1)						(1)
Adoption of Accounting Guidance ASU 2014-09			1,780				1,780
Adoption of Accounting Guidance ASU 2016-01			(65)	65			0
Partial repurchase of noncontrolling interest						(10)	(10)
Balances at March 31, 2018	$1,532	$366,666	$279,830	$(65,617)	$(4,444)	$1,444	$579,411

Balances at January 1, 2019	$1,535	$366,595	$319,396	$(63,165)	$(4,902)	$1,412	$620,871
Net income attributable to noncontrolling interests and Tompkins Financial Corporation			21,040			32	21,072
Other comprehensive income				12,215			12,215
Total Comprehensive Income							33,287
Cash dividends ($0.50 per share)			(7,657)				(7,657)
Net exercise of stock options (4,996 shares)		(219)					(219)
Stock-based compensation expense		985					985
Directors deferred compensation plan ((4,770) shares)		(116)			116		0
Balances at March 31, 2019	$1,535	$367,245	$332,779	$(50,950)	$(4,786)	$1,444	$647,267

See notes to unaudited condensed consolidated financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Business

Tompkins Financial Corporation (“Tompkins” or the “Company”) is headquartered in Ithaca, New York and is registered as a Financial Holding Company with the Federal Reserve Board under the Bank Holding Company Act of 1956, as amended. The Company is a locally oriented, community-based financial services organization that offers a full array of products and services, including commercial and consumer banking, leasing, trust and investment management, financial planning and wealth management, and insurance services. At March 31, 2019, the Company’s subsidiaries included: four wholly-owned banking subsidiaries, Tompkins Trust Company (the “Trust Company”), The Bank of Castile (DBA Tompkins Bank of Castile), Mahopac Bank (DBA Tompkins Mahopac Bank), VIST Bank (DBA Tompkins VIST Bank); and a wholly-owned insurance agency subsidiary, Tompkins Insurance Agencies, Inc. (“Tompkins Insurance”). The trust division of the Trust Company provides a full array of investment services, including investment management, trust and estate, financial and tax planning as well as life, disability and long-term care insurance services. The Company’s principal offices are located at 118 E. Seneca Street, Ithaca, New York, 14850, and its telephone number is (888) 503-5753. The Company’s common stock is traded on the NYSE American under the Symbol “TMP.”

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

In management’s opinion, the unaudited condensed consolidated financial statements reflect all adjustments of a normal recurring nature. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year ended December 31, 2019. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. There have been no significant changes to the Company’s accounting policies from those presented in the 2018 Annual Report on Form 10-K. Refer to Note 3 - “Accounting Standards Updates” of this Report for a discussion of recently issued accounting guidelines.

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

3. Accounting Standards Updates

Newly Adopted Accounting Standards

In February 2016, the FASB issued ASU No. 2016-02, “Leases.” Under the new guidance, lessees are required to recognize the following for all leases: 1) a lease liability, which is the present value of a lessee’s obligation to make lease payments, and 2) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Lessor accounting under the new guidance remains largely unchanged as it is substantially equivalent to existing guidance for sales-type leases, direct financing leases, and operating leases. Leveraged leases have been eliminated, although lessors can continue to account for existing leveraged leases using the current accounting guidance. Other limited changes were made to align lessor accounting with the lessee accounting model and the new revenue recognition standard. All entities will classify leases to determine how to recognize lease-related revenue and expense. Quantitative and qualitative disclosures are required by lessees and lessors to meet the objective of enabling users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. The intention is to require enough information to supplement the amounts recorded in the financial statements so that users can understand more about the nature of an entity’s leasing activities. ASU No. 2016-02 is effective for interim and annual reporting periods beginning after December 15, 2018. All entities are required to use a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements. As the Company elected the transition option provided in ASU No. 2018-11 (see below), the modified retrospective approach was applied on January 1, 2019 (as opposed to January 1, 2017). The Company also elected certain relief options offered in ASU 2016-02 including the package of practical expedients, however the Company has chosen to continue to separate lease and non-lease components instead of accounting for them as a single lease component. The Company did not elect the hindsight practical expedient, which allows entities to use hindsight when determining lease term and impairment of right-of-use assets. The Company has several lease agreements, such as leases for branch locations, which are considered operating leases, and therefore, were not previously recognized on the Company’s consolidated statements of condition. The new guidance requires these lease agreements to be recognized on the consolidated statements of condition as a right-of-use asset and a corresponding lease liability. The new guidance did not have a material impact on the consolidated statements of income or the consolidated statements of cash flows. See Note 15 - "Leases" for more information.

In July 2018, the FASB issued ASU No. 2018-11, “Leases - Targeted Improvements” to provide entities with relief from the costs of implementing certain aspects of the new leasing standard, ASU No. 2016-02. Specifically, under the amendments in ASU 2018-11: (1) entities may elect not to recast the comparative periods presented when transitioning to the new leasing standard, and (2) lessors may elect not to separate lease and non-lease components when certain conditions are met. The amendments have the same effective date as ASU 2016-02 (January 1, 2019 for the Company). The Company adopted ASU 2018-11 on its required effective date of January 1, 2019 and elected both transition options mentioned above. ASU 2018-11 did not have a material impact on the Company’s Consolidated Financial Statements.

In December 2018, the FASB issued ASU No. 2018-20, “Narrow-Scope Improvements for Lessors.” This ASU (1) allows lessors to make an accounting policy election of presenting sales taxes and other similar taxes collected from lessees on a net basis, (2) requires a lessor to exclude lessor costs paid directly by a lessee to third parties on the lessor’s behalf and include lessor costs that are paid by the lessor and reimbursed by the lessee in the measurement of variable lease revenue and the associated expense, and (3) clarifies that when lessors allocate variable payments to lease and non-lease components they are required to follow the recognition guidance in the new leases standard for the lease component and other applicable guidance, such as the new revenue standard, for the non-lease component. The Company adopted ASU 2018-20 on its required effective date of January 1, 2019 and its adoption did not have a material impact on the Company’s Consolidated Financial Statements.

In March 2019, the FASB issued ASU No. 2019-01, “Leases: Codification Improvements.” This ASU (1) states that for lessors that are not manufacturers or dealers, the fair value of the underlying asset is its cost, less any volume or trade discounts, as long as there is not a significant amount of time between acquisition of the asset and lease commencement; (2) clarifies that lessors in the scope of ASC 942 (such as the Company) must classify principal payments received from sales-type and direct financing leases in investing activities in the statement of cash flows; and (3) clarifies the transition guidance related to certain interim disclosures provided in the year of adoption. To coincide with the adoption of ASU No. 2016-02, the Company elected to early adopt ASU 2019-01 on January 1, 2019. The adoption of this ASU did not have a material impact on the Company’s Consolidated Financial Statements.

ASU 2017-08 “Receivables - Nonrefundable Fees and Other Costs (Subtopic 310-20) - Premium Amortization on Purchased Callable Debt Securities.” ASU 2017-08 shortens the amortization period for certain callable debt securities held at a premium to require such premiums to be amortized to the earliest call date unless applicable guidance related to certain pools of securities is applied to consider estimated prepayments. Under prior guidance, entities were generally required to amortize premiums on individual, non-pooled callable debt securities as a yield adjustment over the contractual life of the security. ASU 2017-08 does not change the accounting for callable debt securities held at a discount. ASU 2017-08 became effective for us on January 1, 2019 and did not have a significant impact on the Company's Consolidated Financial Statements.

Accounting Standards Pending Adoption

Information about certain recently issued accounting standards updates is presented below. Also refer to Note 1 - "Summary of Significant Accounting Policies" in our 2018 Form 10-K for additional information related to previously issued accounting standards updates.

ASU No. 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” ASU 2016-13 requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts and requires enhanced disclosures related to the significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an organization’s portfolio. In addition, ASU 2016-13 amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. ASU 2016-13 will be effective on January 1, 2020. Tompkins is currently evaluating the requirements of the new guidance. The Company expects that the new guidance will likely result in an increase in the allowance; however, Tompkins is unable to quantify the impact at this time since we are still reviewing the guidance. The extent of any impact to our allowance will depend, in part, upon the composition of our loan portfolio at the adoption date as well as economic conditions and loss forecasts at that date.

4. Securities

Available-for-Sales Securities
The following table summarizes available-for-sale securities held by the Company at March 31, 2019:

	Available-for-Sale Securities
March 31, 2019	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(in thousands)
U.S. Treasuries	$280	$0	$0	$280
Obligations of U.S. Government sponsored entities	478,819	360	3,434	475,745
Obligations of U.S. states and political subdivisions	87,459	488	169	87,778
Mortgage-backed securities – residential, issued by
U.S. Government agencies	147,971	684	2,645	146,010
U.S. Government sponsored entities	642,054	1,182	11,908	631,328
Non-U.S. Government agencies or sponsored entities	19	0	0	19
U.S. corporate debt securities	2,500	0	50	2,450
Total available-for-sale securities	$1,359,102	$2,714	$18,206	$1,343,610

 The following table summarizes available-for-sale securities held by the Company at December 31, 2018:

	Available-for-Sale Securities
December 31, 2018	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(in thousands)
U.S. Treasuries	$289	$0	$0	$289
Obligations of U.S. Government sponsored entities	493,371	80	7,553	485,898
Obligations of U.S. states and political subdivisions	86,260	113	933	85,440
Mortgage-backed securities – residential, issued by
U.S. Government agencies	131,831	168	3,732	128,267
U.S. Government sponsored entities	649,620	537	19,599	630,558
Non-U.S. Government agencies or sponsored entities	31	0	0	31
U.S. corporate debt securities	2,500	0	325	2,175
Total available-for-sale securities	$1,363,902	$898	$32,142	$1,332,658

Held-to-Maturity Securities
The following table summarizes held-to-maturity securities held by the Company at March 31, 2019:

	Held-to-Maturity Securities
March 31, 2019	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(in thousands)
Obligations of U.S. Government sponsored entities	$131,205	$929	$149	$131,985
Obligations of U.S. states and political subdivisions	8,437	19	19	8,437
Total held-to-maturity debt securities	$139,642	$948	$168	$140,422

The following table summarizes held-to-maturity securities held by the Company at December 31, 2018:

	Held-to-Maturity Securities
December 31, 2018	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(in thousands)
Obligations of U.S. Government sponsored entities	$131,306	$0	$1,198	$130,108
Obligations of U.S. states and political subdivisions	9,273	20	24	9,269
Total held-to-maturity debt securities	$140,579	$20	$1,222	$139,377

The Company may from time to time sell investment securities from its available-for-sale portfolio. Realized gains on available-for-sale securities were $0 for the three months ended March 31, 2019 and $124,000 for the same period during 2018. Realized losses on available-for-sale securities were $0 for the three months ended March 31, 2019 and $0 for the same period during 2018. The sales of available-for-sale investment securities were the result of general investment portfolio and interest rate risk management. The Company also recognized gains of $12,000 for the three months ended March 31, 2019, on equity securities, reflecting the change in fair value.

The following table summarizes available-for-sale securities that had unrealized losses at March 31, 2019:

	Less than 12 Months		12 Months or Longer		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of U.S. Government sponsored entities	$0	$0	$420,382	$3,434	$420,382	$3,434
Obligations of U.S. states and political subdivisions	1,582	7	31,020	162	32,602	169
Mortgage-backed securities – residential, issued by
U.S. Government agencies	0	0	93,706	2,645	93,706	2,645
U.S. Government sponsored entities	5,572	33	529,595	11,875	535,167	11,908
U.S. corporate debt securities	0	0	2,450	50	2,450	50
Total available-for-sale securities	$7,154	$40	$1,077,153	$18,166	$1,084,307	$18,206

The following table summarizes available-for-sale securities that had unrealized losses at December 31, 2018:

	Less than 12 Months		12 Months or Longer		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of U.S. Government sponsored entities	$21,660	$183	$449,141	$7,370	$470,801	$7,553
Obligations of U.S. states and political subdivisions	11,971	19	49,756	914	61,727	933
Mortgage-backed securities – residential, issued by
U.S. Government agencies	16,854	22	96,247	3,710	113,101	3,732
U.S. Government sponsored entities	61,163	662	512,216	18,937	573,379	19,599
U.S. corporate debt securities	0	0	2,175	325	2,175	325
Total available-for-sale securities	$111,648	$886	$1,109,535	$31,256	$1,221,183	$32,142

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

The following table summarizes held-to-maturity securities that had unrealized losses at March 31, 2019.

	Less than 12 Months		12 Months or Longer		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of U.S. Government sponsored entities	$0	$0	$35,130	$149	$35,130	$149

Obligations of U.S. states and political subdivisions	4,885	19	0	0	4,885	19
Total held-to-maturity securities	$4,885	$19	$35,130	$149	$40,015	$168

The following table summarizes held-to-maturity securities that had unrealized losses at December 31, 2018.

	Less than 12 Months		12 Months or Longer		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of U.S. Government sponsored entities	$4,980	$9	$125,128	$1,189	$130,108	$1,198

Obligations of U.S. states and political subdivisions	8,127	24	0	0	8,127	24
Total held-to-maturity securities	$13,107	$33	$125,128	$1,189	$138,235	$1,222

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

The Company does not intend to sell other-than-temporarily impaired investment securities that are in an unrealized loss position until recovery of unrealized losses (which may be until maturity), and it is not more-likely-than not that the Company will be required to sell the investment securities, before recovery of their amortized cost basis, which may be at maturity. Accordingly, as of March 31, 2019, and December 31, 2018, management has determined that the unrealized losses detailed in the tables above are not other-than-temporary.

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

As a result of the other-than-temporarily impairment review process, the Company does not consider any investment security held at March 31, 2019 to be other-than-temporarily impaired.

The amortized cost and estimated fair value of debt securities by contractual maturity are shown in the following table. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Mortgage-backed securities are shown separately since they are not due at a single maturity date.

March 31, 2019
(in thousands)	Amortized Cost	Fair Value
Available-for-sale securities:
Due in one year or less	$117,858	$117,495
Due after one year through five years	308,679	306,959
Due after five years through ten years	130,809	130,118
Due after ten years	11,712	11,681
Total	569,058	566,253
Mortgage-backed securities	790,044	777,357
Total available-for-sale debt securities	$1,359,102	$1,343,610

December 31, 2018
(in thousands)	Amortized Cost	Fair Value
Available-for-sale securities:
Due in one year or less	$78,160	$77,930
Due after one year through five years	355,499	350,470
Due after five years through ten years	139,560	136,734
Due after ten years	9,201	8,668
Total	582,420	573,802
Mortgage-backed securities	781,482	758,856
Total available-for-sale debt securities	$1,363,902	$1,332,658

March 31, 2019
(in thousands)	Amortized Cost	Fair Value
Held-to-maturity securities:
Due in one year or less	$8,105	$8,093
Due after one year through five years	86,335	86,381
Due after five years through ten years	45,202	45,948
Total held-to-maturity debt securities	$139,642	$140,422

December 31, 2018
(in thousands)	Amortized Cost	Fair Value
Held-to-maturity securities:
Due in one year or less	$8,850	$8,832
Due after one year through five years	86,520	85,645
Due after five years through ten years	45,209	44,900
Total held-to-maturity debt securities	$140,579	$139,377

The Company also holds non-marketable Federal Home Loan Bank New York (“FHLBNY”) stock, non-marketable Federal Home Loan Bank Pittsburgh (“FHLBPITT”) stock and non-marketable Atlantic Community Bankers Bank stock ("ACBB"), all of which are required to be held for regulatory purposes and for borrowing availability. The required investment in FHLB stock is tied to the Company’s borrowing levels with the FHLB. Holdings of FHLBNY stock, FHLBPITT stock, and ACBB stock totaled $31.6 million, $13.4 million and $95,000 at March 31, 2019, respectively. These securities are carried at par, which is also cost. The FHLBNY and FHLBPITT continue to pay dividends and repurchase stock. Quarterly, we evaluate our investment in the FHLB for impairment. We evaluate recent and long-term operating performance, liquidity, funding and capital positions, stock repurchase history, dividend history and impact of legislative and regulatory changes. Based on our most recent evaluation, as of March 31, 2019, we have determined that no impairment write-downs are currently required.

5. Loans and Leases
Loans and Leases at March 31, 2019 and December 31, 2018 were as follows:

	3/31/2019			12/31/2018
(in thousands)	Originated	Acquired	Total Loans and Leases	Originated	Acquired	Total Loans and Leases
Commercial and industrial
Agriculture	94,737	0	94,737	107,494	0	107,494
Commercial and industrial other	910,784	42,665	953,449	926,429	43,712	970,141
Subtotal commercial and industrial	1,005,521	42,665	1,048,186	1,033,923	43,712	1,077,635
Commercial real estate
Construction	167,181	1,361	168,542	164,285	1,384	165,669
Agriculture	170,528	219	170,747	170,005	224	170,229
Commercial real estate other	1,834,496	172,169	2,006,665	1,827,279	177,484	2,004,763
Subtotal commercial real estate	2,172,205	173,749	2,345,954	2,161,569	179,092	2,340,661
Residential real estate
Home equity	203,538	19,586	223,124	208,459	21,149	229,608
Mortgages	1,070,806	20,086	1,090,892	1,083,802	20,484	1,104,286
Subtotal residential real estate	1,274,344	39,672	1,314,016	1,292,261	41,633	1,333,894
Consumer and other
Indirect	13,430	0	13,430	12,663	0	12,663
Consumer and other	55,885	811	56,696	57,565	761	58,326
Subtotal consumer and other	69,315	811	70,126	70,228	761	70,989
Leases	15,164	0	15,164	14,556	0	14,556
Total loans and leases	4,536,549	256,897	4,793,446	4,572,537	265,198	4,837,735
Less: unearned income and deferred costs and fees	(3,746)	0	(3,746)	(3,796)	0	(3,796)
Total loans and leases, net of unearned income and deferred costs and fees	4,532,803	256,897	4,789,700	4,568,741	265,198	4,833,939

The outstanding principal balance and the related carrying amount of the Company’s loans acquired in the VIST Bank acquisition are as follows at March 31, 2019 and December 31, 2018:

(in thousands)	03/31/2019	12/31/2018
Acquired Credit Impaired Loans
Outstanding principal balance	$12,564	$12,822
Carrying amount	10,793	11,036

Acquired Non-Credit Impaired Loans
Outstanding principal balance	248,091	256,265
Carrying amount	246,104	254,162

Total Acquired Loans
Outstanding principal balance	260,655	269,087
Carrying amount	256,897	265,198

The Company has adopted comprehensive lending policies, underwriting standards and loan review procedures. Management reviews these policies and procedures on a regular basis. The Company discussed its lending policies and underwriting guidelines for its various lending portfolios in Note 3 – “Loans and Leases” in the Notes to Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. There have been no significant changes in these policies and guidelines since the date of that report. As such, these policies are reflective of new originations as well as those balances held at March 31, 2019. The Company’s Board of Directors approves the lending policies at least annually. The Company recognizes that exceptions to policy guidelines may occasionally occur and has established procedures for approving exceptions to these policy guidelines. Management has also implemented reporting systems to monitor loan origination, loan quality, concentrations of credit, loan delinquencies and nonperforming loans and potential problem loans.

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

The below table is an age analysis of past due loans, segregated by originated and acquired loan and lease portfolios, and by class of loans, as of March 31, 2019 and December 31, 2018.

March 31, 2019
(in thousands)	30-89 days	90 days or more	Current Loans	Total Loans	90 days and accruing[1]	Nonaccrual
Originated Loans and Leases
Commercial and industrial
Agriculture	$0	$0	$94,737	$94,737	$0	$0
Commercial and industrial other	1,448	3,133	906,203	910,784	0	1,926
Subtotal commercial and industrial	1,448	3,133	1,000,940	1,005,521	0	1,926
Commercial real estate
Construction	0	0	167,181	167,181	0	0
Agriculture	71	0	170,457	170,528	0	0
Commercial real estate other	678	1,784	1,832,034	1,834,496	0	3,428
Subtotal commercial real estate	749	1,784	2,169,672	2,172,205	0	3,428
Residential real estate
Home equity	589	1,215	201,734	203,538	0	1,922
Mortgages	1,163	4,883	1,064,760	1,070,806	0	7,655
Subtotal residential real estate	1,752	6,098	1,266,494	1,274,344	0	9,577
Consumer and other
Indirect	161	52	13,217	13,430	0	140
Consumer and other	83	30	55,772	55,885	0	94
Subtotal consumer and other	244	82	68,989	69,315	0	234
Leases	0	0	15,164	15,164	0	0
Total loans and leases	4,193	11,097	4,521,259	4,536,549	0	15,165
Less: unearned income and deferred costs and fees	0	0	(3,746)	(3,746)	0	0
Total originated loans and leases, net of unearned income and deferred costs and fees	$4,193	$11,097	$4,517,513	$4,532,803	$0	$15,165
Acquired Loans and Leases
Commercial and industrial
Commercial and industrial other	5	6	42,654	42,665	9	7
Subtotal commercial and industrial	5	6	42,654	42,665	9	7
Commercial real estate
Construction	0	0	1,361	1,361	0	0
Agriculture	0	0	219	219	0	0
Commercial real estate other	113	811	171,245	172,169	525	314
Subtotal commercial real estate	113	811	172,825	173,749	525	314
Residential real estate
Home equity	328	439	18,819	19,586	59	1,185
Mortgages	25	1,039	19,022	20,086	625	1,071
Subtotal residential real estate	353	1,478	37,841	39,672	684	2,256
Consumer and other
Consumer and other	3	2	806	811	0	2
Subtotal consumer and other	3	2	806	811	0	2
Total acquired loans and leases, net of unearned income and deferred costs and fees	$474	$2,297	$254,126	$256,897	$1,218	$2,579

December 31, 2018
(in thousands)	30-89 days	90 days or more	Current Loans	Total Loans	90 days and accruing[1]	Nonaccrual
Originated loans and leases
Commercial and industrial
Agriculture	$0	$0	$107,494	$107,494	$0	$0
Commercial and industrial other	2,367	1,659	922,403	926,429	0	1,861
Subtotal commercial and industrial	2,367	1,659	1,029,897	1,033,923	0	1,861
Commercial real estate
Construction	0	0	164,285	164,285	0	0
Agriculture	71	0	169,934	170,005	0	0
Commercial real estate other	1,201	1,856	1,824,222	1,827,279	0	7,691
Subtotal commercial real estate	1,272	1,856	2,158,441	2,161,569	0	7,691
Residential real estate
Home equity	986	1,026	206,447	208,459	0	1,784
Mortgages	2,693	4,027	1,077,082	1,083,802	0	7,770
Subtotal residential real estate	3,679	5,053	1,283,529	1,292,261	0	9,554
Consumer and other
Indirect	333	59	12,271	12,663	0	155
Consumer and other	187	24	57,354	57,565	0	79
Subtotal consumer and other	520	83	69,625	70,228	0	234
Leases	0	0	14,556	14,556	0	0
Total loans and leases	7,838	8,651	4,556,048	4,572,537	0	19,340
Less: unearned income and deferred costs and fees	0	0	(3,796)	(3,796)	0	0
Total originated loans and leases, net of unearned income and deferred costs and fees	$7,838	$8,651	$4,552,252	$4,568,741	$0	$19,340
Acquired loans and leases
Commercial and industrial
Commercial and industrial other	0	10	43,702	43,712	10	22
Subtotal commercial and industrial	0	10	43,702	43,712	10	22
Commercial real estate
Construction	0	0	1,384	1,384	0	0
Agriculture	0	0	224	224	0	0
Commercial real estate other	0	839	176,645	177,484	525	316
Subtotal commercial real estate	0	839	178,253	179,092	525	316
Residential real estate
Home equity	46	803	20,300	21,149	59	1,414
Mortgages	18	969	19,497	20,484	722	1,104
Subtotal residential real estate	64	1,772	39,797	41,633	781	2,518
Consumer and other
Consumer and other	3	0	758	761	0	0
Subtotal consumer and other	3	0	758	761	0	0
Total acquired loans and leases, net of unearned income and deferred costs and fees	$67	$2,621	$262,510	$265,198	$1,316	$2,856
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

Since the methodology is based upon historical experience and trends as well as management’s judgment, factors may arise that result in different estimates. Significant factors that could give rise to changes in these estimates may include, but are not limited to, changes in economic conditions in the local area, concentration of risk, changes in interest rates, and declines in local property values. While management’s evaluation of the allowance as of March 31, 2019, considers the allowance to be appropriate, under adversely different conditions or assumptions, the Company would need to increase or decrease the allowance.

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

The following tables detail activity in the allowance for loan and lease losses segregated by originated and acquired loan and lease portfolios and by portfolio segment for the three months ended March 31, 2019 and 2018. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

Three Months Ended March 31, 2019
(in thousands)	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer and Other	Finance Leases	Total
Allowance for originated loans and leases
Beginning balance	$11,217	$23,483	$7,317	$1,304	$0	$43,321

Charge-offs	(380)	(3,343)	(18)	(180)	0	(3,921)
Recoveries	43	1	226	95	0	365
Provision (credit)	643	904	(1,121)	54	0	480
Ending Balance	$11,523	$21,045	$6,404	$1,273	$0	$40,245

Three Months Ended March 31, 2019
(in thousands)	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer and Other	Finance Leases	Total
Allowance for acquired loans
Beginning balance	$55	$0	$28	$6	$0	$89

Charge-offs	0	0	0	0	0	0
Recoveries	16	6	7	0	0	29
Provision (credit)	(71)	19	23	(6)	0	(35)
Ending Balance	$0	$25	$58	$0	$0	$83

Three Months Ended March 31, 2018
(in thousands)	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer and Other	Finance Leases	Total
Allowance for originated loans and leases
Beginning balance	$11,812	$20,412	$6,161	$1,301	$0	39,686

Charge-offs	(3)	0	(185)	(292)	0	(480)
Recoveries	6	170	42	75	0	293
Provision (credit)	616	(180)	(46)	218	0	608
Ending Balance	$12,431	$20,402	$5,972	$1,302	$0	$40,107

Three Months Ended March 31, 2018
(in thousands)	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer and Other	Covered Loans	Total
Allowance for acquired loans
Beginning balance	$25	$0	$54	$6	$0	$85

Charge-offs	(1)	0	0	0	0	(1)
Recoveries	20	8	33	0	0	61
Provision (credit)	(19)	(8)	(14)	0	0	(41)
Ending Balance	$25	$0	$73	$6	$0	$104

At March 31, 2019 and December 31, 2018, the allocation of the allowance for loan and lease losses summarized on the basis of the Company’s impairment methodology was as follows:

(in thousands)	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer and Other	Finance Leases	Total
Allowance for originated loans and leases
March 31, 2019
Individually evaluated for impairment	$384	$51	$0	$0	$0	$435
Collectively evaluated for impairment	11,139	20,994	6,404	1,273	0	39,810
Ending balance	$11,523	$21,045	$6,404	$1,273	$0	$40,245

(in thousands)	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer and Other	Covered Loans	Total
Allowance for acquired loans
March 31, 2019
Individually evaluated for impairment	$0	$0	$0	$0	$0	$0
Collectively evaluated for impairment	0	25	58	0	0	83
Ending balance	$0	$25	$58	$0	$0	$83

(in thousands)	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer and Other	Finance Leases	Total
Allowance for originated loans and leases
December 31, 2018
Individually evaluated for impairment	$397	$3,365	$0	$0	$0	$3,762
Collectively evaluated for impairment	10,820	20,118	7,317	1,304	0	39,559
Ending balance	$11,217	$23,483	$7,317	$1,304	$0	$43,321

(in thousands)	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer and Other	Covered Loans	Total
Allowance for acquired loans
December 31, 2018
Individually evaluated for impairment	$0	$0	$0	$0	$0	$0
Collectively evaluated for impairment	55	0	28	6	0	89
Ending balance	$55	$0	$28	$6	$0	$89

The recorded investment in loans and leases summarized on the basis of the Company’s impairment methodology as of March 31, 2019 and December 31, 2018 was as follows:

(in thousands)	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer and Other	Finance Leases	Total
Originated loans and leases
March 31, 2019
Individually evaluated for impairment	$1,925	$5,009	$4,047	$0	$0	$10,981
Collectively evaluated for impairment	1,003,596	2,167,196	1,270,297	69,315	15,164	4,525,568
Total	$1,005,521	$2,172,205	$1,274,344	$69,315	$15,164	$4,536,549

(in thousands)	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer and Other	Covered Loans	Total
Acquired loans
March 31, 2019
Individually evaluated for impairment	$12	$840	$2,669	$0	$0	$3,521
Loans acquired with deteriorated credit quality	291	5,802	4,700	0	0	10,793
Collectively evaluated for impairment	42,362	167,107	32,303	811	0	242,583
Total	$42,665	$173,749	$39,672	$811	$0	$256,897

(in thousands)	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer and Other	Finance Leases	Total
Originated loans and leases
December 31, 2018
Individually evaluated for impairment	$1,864	$8,388	$3,915	$0	$0	$14,167
Collectively evaluated for impairment	1,032,059	2,153,181	1,288,346	70,228	14,556	4,558,370
Total	$1,033,923	$2,161,569	$1,292,261	$70,228	$14,556	$4,572,537

(in thousands)	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer and Other	Covered Loans	Total
Acquired loans
December 31, 2018
Individually evaluated for impairment	$32	$842	$2,564	$0	$0	$3,438
Loans acquired with deteriorated credit quality	153	5,852	5,031	0	0	11,036
Collectively evaluated for impairment	43,527	172,398	34,038	761	0	250,724
Total	$43,712	$179,092	$41,633	$761	$0	$265,198

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

	March 31, 2019			December 31, 2018
(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
Originated loans and leases with no related allowance

Commercial and industrial
Commercial and industrial other	$1,116	$1,343	$0	$183	$271	$0
Commercial real estate
Commercial real estate other	4,564	8,107	0	3,205	3,405	0
Residential real estate
Home equity	4,047	4,261	0	3,915	4,168	0
Subtotal	$9,727	$13,711	$0	$7,303	$7,844	$0

Originated loans and leases with related allowance

Commercial and industrial
Commercial and industrial other	809	828	384	5,183	5,183	3,365
Commercial real estate
Commercial real estate other	445	445	51	1,681	1,681	397
Subtotal	$1,254	$1,273	$435	$6,864	$6,864	$3,762
Total	$10,981	$14,984	$435	$14,167	$14,708	$3,762

	March 31, 2019			December 31, 2018
(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
Acquired loans with no related allowance

Commercial and industrial
Commercial and industrial other	$12	$12	$0	$32	$32	$0
Commercial real estate
Commercial real estate other	840	922	0	842	924	0
Residential real estate
Home equity	2,669	2,772	0	2,564	2,696	0
Total	$3,521	$3,706	$0	$3,438	$3,652	$0

The average recorded investment and interest income recognized on impaired loans for the three months ended March 31, 2019 and 2018 was as follows:

	Three Months Ended March 31, 2019		Three Months Ended March 31, 2018
(in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Originated loans and leases with no related allowance

Commercial and industrial
Commercial and industrial other	$1,468	$0	$2,399	$0
Commercial real estate
Commercial real estate other	6,099	0	6,373	0
Residential real estate
Home equity	3,981	0	3,980	0
Subtotal	$11,548	$0	$12,752	$0

Originated loans and leases with related allowance

Commercial and industrial
Commercial and industrial other	581	0	864	0
Commercial real estate
Commercial real estate other	445	0	13	0
Subtotal	$1,026	$0	$877	$0
Total	$12,574	$0	$13,629	$0

	Three Months Ended March 31, 2019		Three Months Ended March 31, 2018
(in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Acquired loans and leases with no related allowance

Commercial and industrial
Commercial and industrial other	$22	$0	$265	$0
Commercial real estate
Commercial real estate other	855	0	1,469	0
Residential real estate
Home equity	2,577	0	1,808	0
Subtotal	$3,454	$0	$3,542	$0

Acquired loans and leases with related allowance

Commercial and industrial
Commercial and industrial other	0	0	37	0
Subtotal	$0	$0	$37	$0
Total	$3,454	$0	$3,579	$0

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

The following tables present information on loans modified in troubled debt restructuring during the periods indicated.

March 31, 2019	Three Months Ended
				Defaulted TDRs[2]
(in thousands)	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Loans	Post-Modification Outstanding Recorded Investment
Residential real estate
Home equity[1]	1	168	168	0	0
Total	1	168	168	0	0
1 Represents the following concessions:  extension of term and reduction of rate.
2 TDRs that defaulted during the three months ended March 31, 2019 that were restructured in the prior twelve months.

March 31, 2018	Three Months Ended
				Defaulted TDRs[2]
(in thousands)	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Loans	Post-Modification Outstanding Recorded Investment
Residential real estate
Home equity[1]	1	63	63	0	0
Total	1	63	63	0	0
1 Represents the following concessions:  extension of term and reduction of rate.
2 TDRs that defaulted during the three months ended March 31, 2018 that had been restructured in the prior twelve months.

The following tables present credit quality indicators (internal risk grade) by class of commercial and industrial loans and commercial real estate loans as of March 31, 2019 and December 31, 2018.

March 31, 2019
(in thousands)	Commercial and Industrial Other	Commercial and Industrial Agriculture	CommercialReal Estate Other	CommercialReal Estate Agriculture	Commercial Real Estate Construction	Total
Originated Loans and Leases
Internal risk grade:
Pass	$897,192	$82,819	$1,804,845	$156,105	$167,181	$3,108,142
Special Mention	10,228	4,979	14,547	3,935	0	33,689
Substandard	3,364	6,939	15,104	10,488	0	35,895
Total	$910,784	$94,737	$1,834,496	$170,528	$167,181	$3,177,726

March 31, 2019
(in thousands)	Commercial and Industrial Other	Commercial and Industrial Agriculture	CommercialReal Estate Other	CommercialReal Estate Agriculture	Commercial Real Estate Construction	Total
Acquired Loans and Leases
Internal risk grade:
Pass	$42,429	$0	$169,305	$219	$1,361	$213,314
Special Mention	0	0	270	0	0	270
Substandard	236	0	2,594	0	0	2,830
Total	$42,665	$0	$172,169	$219	$1,361	$216,414

December 31, 2018
(in thousands)	Commercial and Industrial Other	Commercial and Industrial Agriculture	CommercialReal Estate Other	CommercialReal Estate Agriculture	Commercial Real Estate Construction	Total
Originated Loans and Leases
Internal risk grade:
Pass	$910,476	$93,939	$1,797,599	$157,156	$164,285	$3,123,455
Special Mention	8,675	4,951	9,484	4,964	0	28,074
Substandard	7,278	8,604	20,196	7,885	0	43,963
Total	$926,429	$107,494	$1,827,279	$170,005	$164,285	$3,195,492

December 31, 2018
(in thousands)	Commercial and Industrial Other	Commercial and Industrial Agriculture	CommercialReal Estate Other	CommercialReal Estate Agriculture	Commercial Real Estate Construction	Total
Acquired Loans and Leases
Internal risk grade:
Pass	$43,447	$0	$174,383	$224	$1,384	$219,438
Special Mention	0	0	452	0	0	452
Substandard	265	0	2,649	0	0	2,914
Total	$43,712	$0	$177,484	$224	$1,384	$222,804

The following tables present credit quality indicators by class of residential real estate loans and by class of consumer loans. Nonperforming loans include nonaccrual, impaired, and loans 90 days past due and accruing interest. All other loans are considered performing as of March 31, 2019 and December 31, 2018. For purposes of this footnote, acquired loans that were recorded at fair value at the acquisition date and are 90 days or greater past due are considered performing.

March 31, 2019
(in thousands)	Residential Home Equity	Residential Mortgages	Consumer Indirect	Consumer Other	Total
Originated Loans and Leases
Performing	$201,616	$1,063,151	$13,290	$55,791	$1,333,848
Nonperforming	1,922	7,655	140	94	9,811
Total	$203,538	$1,070,806	$13,430	$55,885	$1,343,659

March 31, 2019
(in thousands)	Residential Home Equity	Residential Mortgages	Consumer Indirect	Consumer Other	Total
Acquired Loans and Leases
Performing	$18,401	$19,015	$0	$811	$38,227
Nonperforming	1,185	1,071	0	0	2,256
Total	$19,586	$20,086	$0	$811	$40,483

December 31, 2018
(in thousands)	Residential Home Equity	Residential Mortgages	Consumer Indirect	Consumer Other	Total
Originated Loans and Leases
Performing	$206,675	$1,076,032	$12,508	$57,486	$1,352,701
Nonperforming	1,784	7,770	155	79	9,788
Total	$208,459	$1,083,802	$12,663	$57,565	$1,362,489

December 31, 2018
(in thousands)	Residential Home Equity	Residential Mortgages	Consumer Indirect	Consumer Other	Total
Acquired Loans and Leases
Performing	$19,735	$19,380	$0	$761	$39,876
Nonperforming	1,414	1,104	0	0	2,518
Total	$21,149	$20,484	$0	$761	$42,394

7. Earnings Per Share

Earnings per share in the table below, for the three month periods ended March 31, 2019 and 2018 are calculated under the two-class method as required by ASC Topic 260, Earnings Per Share. ASC 260 provides that unvested share-based payment awards that contain nonforfeitable rights to dividends are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. The Company has issued restricted stock awards that contain such rights and are therefore considered participating securities. Basic earnings per common share are calculated by dividing net income allocable to common stock by the weighted average number of common shares, excluding participating securities, during the period. Diluted earnings per common share include the dilutive effect of participating securities.

	Three Months Ended
(in thousands, except share and per share data)	3/31/2019	3/31/2018
Basic
Net income available to common shareholders	$21,040	$20,436
Less: income attributable to unvested stock-based compensation awards	(349)	(347)
Net earnings allocated to common shareholders	20,691	20,089

Weighted average shares outstanding, including unvested stock-based compensation awards	15,313,635	15,271,930

Less: unvested stock-based compensation awards	(253,460)	(258,452)
Weighted average shares outstanding - Basic	15,060,175	15,013,478

Diluted
Net earnings allocated to common shareholders	20,691	20,089

Weighted average shares outstanding - Basic	15,060,175	15,013,478

Plus: incremental shares from assumed conversion of stock-based compensation awards	76,348	99,040
Weighted average shares outstanding - Diluted	15,136,523	15,112,518

Basic EPS	1.37	1.34
Diluted EPS	1.37	1.33

Stock-based compensation awards representing 18,886 and 20,242 of common shares during the three months ended March 31, 2019 and 2018, respectively, were not included in the computations of diluted earnings per common share because the effect on those periods would have been anti-dilutive.

8. Other Comprehensive Income (Loss)

The following tables present reclassifications out of the accumulated other comprehensive income (loss) for the three month period ended March 31, 2019 and 2018.

	Three Months Ended March 31, 2019
(in thousands)	Before-Tax Amount	Tax (Expense) Benefit	Net of Tax
Available-for-sale securities:
Change in net unrealized gain/loss during the period	$15,756	$(3,862)	$11,894
Reclassification adjustment for net realized gain on sale of available-for-sale securities included in net income	0	0	0
Net unrealized gains/losses	15,756	(3,862)	11,894

Employee benefit plans:
Amortization of net retirement plan actuarial gain	421	(103)	318
Amortization of net retirement plan prior service cost	4	(1)	3
Employee benefit plans	425	(104)	321
Other comprehensive income (loss)	$16,181	$(3,966)	$12,215

	Three Months Ended March 31, 2018
(in thousands)	Before-Tax Amount	Tax (Expense) Benefit	Net of Tax
Available-for-sale securities:
Change in net unrealized gain/loss during the period	$(19,351)	$4,741	$(14,610)
Reclassification adjustment for net realized gain on sale of available-for-sale securities included in net income	(124)	30	(94)
Net unrealized gains/losses	(19,475)	4,771	(14,704)

Employee benefit plans:
Amortization of net retirement plan actuarial gain	417	(102)	315
Amortization of net retirement plan prior service cost	4	(1)	3
Employee benefit plans	421	(103)	318
Other comprehensive loss	$(19,054)	$4,668	$(14,386)

The following table presents the activity in our accumulated other comprehensive income (loss) for the periods indicated:

(in thousands)	Available-for- Sale Securities	Employee Benefit Plans	Accumulated Other Comprehensive (Loss) Income
Balance at January 1, 2019	$(23,589)	$(39,576)	$(63,165)
Other comprehensive income (loss) before reclassifications	11,894	0	11,894
Amounts reclassified from accumulated other comprehensive (loss) income	0	321	321
Net current-period other comprehensive (loss) income	11,894	321	12,215
Balance at March 31, 2019	$(11,695)	$(39,255)	$(50,950)

Balance at January 1, 2018	$(13,005)	$(38,291)	$(51,296)
Other comprehensive income (loss) before reclassifications	(14,610)	0	(14,610)
Amounts reclassified from accumulated other comprehensive (loss) income	(94)	318	224
Net current-period other comprehensive (loss) income	(14,704)	318	(14,386)
Adoption of ASU 2016-01	65	0	65
Balance at March 31, 2018	$(27,644)	$(37,973)	$(65,617)

The following tables present the amounts reclassified out of each component of accumulated other comprehensive (loss) income for the three months ended March 31, 2019 and 2018.

Three Months Ended March 31, 2019
Details about Accumulated other Comprehensive Income (Loss) Components (in thousands)	Amount Reclassified from Accumulated Other Comprehensive (Loss) Income[1]	Affected Line Item in the Statement Where Net Income is Presented
Available-for-sale securities:
Unrealized gains and losses on available-for-sale securities	$0	Net gain on securities transactions
	0	Tax expense
	0	Net of tax
Employee benefit plans:
Amortization of the following [2]
Net retirement plan actuarial loss	(421)	Other operating expense
Net retirement plan prior service cost	(4)	Other operating expense
	(425)	Total before tax
	104	Tax benefit
	(321)	Net of tax

Three Months Ended March 31, 2018
Details about Accumulated other Comprehensive Income (Loss) Components (in thousands)	Amount Reclassified from Accumulated Other Comprehensive (Loss) Income[1]	Affected Line Item in the Statement Where Net Income is Presented
Available-for-sale securities:
Unrealized gains and losses on available-for-sale securities	$124	Net gain on securities transactions
	(30)	Tax expense
	94	Net of tax
Employee benefit plans:
Amortization of the following [2]
Net retirement plan actuarial loss	(417)	Other operating expense
Net retirement plan prior service cost	(4)	Other operating expense
	(421)	Total before tax
	103	Tax benefit
	(318)	Net of tax
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

Components of Net Periodic Benefit Cost

	Pension Benefits Three Months Ended		Life and Health Three Months Ended		SERP Benefits Three Months Ended
(in thousands)	3/31/2019	3/31/2018	3/31/2019	3/31/2018	3/31/2019	3/31/2018
Service cost	$0	$0	$50	$53	$37	$45
Interest cost	745	591	73	65	229	206
Expected return on plan assets	(1,234)	(1,417)	0	0	0	0
Amortization of net retirement plan actuarial loss	337	267	0	15	85	135
Amortization of net retirement plan prior service (credit) cost	(3)	(3)	(15)	(15)	22	22
Net periodic benefit (income) cost	$(155)	$(562)	$108	$118	$373	$408

Components of Net Periodic Benefit Cost

The service component of net periodic benefit cost for the Company's benefit plans is recorded as a part of salaries and wages in the consolidated statements of income. All other components are recorded as part of other operating expenses in the consolidated statements of income.

The Company realized approximately $321,000 and $318,000, net of tax, as amortization of amounts previously recognized in accumulated other comprehensive (loss) income, for the three months ended March 31, 2019 and 2018, respectively.

The Company is not required to contribute to the pension plan in 2019, but it may make voluntary contributions. The Company did not contribute to the pension plan in the first three months of 2019 and 2018.

10. Other Income and Operating Expense

Other income and operating expense totals are presented in the table below.  Components of these totals exceeding 1% of the aggregate of total noninterest income and total noninterest expenses for any of the years presented below are stated separately.

	Three Months Ended
(in thousands)	3/31/2019	3/31/2018
Noninterest Income
Other service charges	$893	$808
Increase in cash surrender value of corporate owned life insurance	643	517
Net gain on sale of loans	94	21
Other income	848	442
Total other income	$2,478	$1,788
Noninterest Expenses
Marketing expense	$1,162	$1,141
Professional fees	1,916	1,877
Legal fees	303	207
Technology expense	2,580	2,400
Cardholder expense	957	632
Other expenses	4,005	4,351
Total other operating expense	$10,923	$10,608

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

The following presents noninterest income, segregated by revenue streams in-scope and out-of-scope of ASC 606, for the three months ended March 31, 2019 and 2018.

	Three Months Ended
(in thousands)	03/31/2019	03/31/2018
Noninterest Income
In-scope of Topic 606:
Commissions and Fees	$7,099	$6,878
Installment Billing	(71)	(71)
Refund of Commissions	(12)	(23)
Contingent commissions	1,029	610
Subtotal Insurance Revenues	8,045	7,394
Trust and Asset Management	2,850	2,814
Mutual Fund & Investment Income	1,234	1,432
Subtotal Investment Service Income	4,084	4,246
Service Charges on Deposit Accounts	1,998	2,132
Card Services Income	2,790	2,146
Other	307	314
Noninterest Income (in-scope of ASC 606)	17,224	16,232
Noninterest Income (out-of-scope of ASC 606)	2,183	1,598
Total Noninterest Income	$19,407	$17,830

Contract Balances

Receivables primarily consist of amounts due for insurance and wealth management services performed for which the Company's performance obligations have been fully satisfied. Receivables amounted to $3.7 million and $1.9 million, respectively, at March 31, 2019, compared to $4.3 million and $1.8 million, respectively, at December 31, 2018 and were included in other assets in the Consolidated Statements of Condition.

A contract asset balance occurs when an entity performs a service for a customer before the customer pays consideration (resulting in a contract receivable) or before payment is due (resulting in a contract asset). The Company’s noninterest revenue streams, excluding some insurance commissions and fees, are largely based on transactional activity, or standard month-end revenue accruals such as asset management fees based on month-end market values. Consideration is often received immediately or shortly after the Company satisfies its performance obligation and revenue is recognized. The Company does not typically enter into long-term revenue contracts with customers, and therefore, does not experience significant contract balances. As of March 31, 2019 and December 31, 2018, the Company did not have any significant contract balances.

A contract liability balance is an entity’s obligation to transfer a service to a customer for which the entity has already received payment (or payment is due) from the customer. The Company often receives cash payments from customers in advance of the Company’s performance resulting in contract liabilities. These contract liabilities are classified current or long-term in the Consolidated Condensed Statements of Condition based on the timing of when the Company expects to recognize revenue. As of March 31, 2019 and December 31, 2018, contract liabilities were $700,000 and $1.8 million, respectively, and are included within accrued expenses in the accompanying unaudited Consolidated Condensed Statements of Condition. The liabilities include premiums due to insurance carriers in addition to unearned commission revenue.

The decrease in the contract liability balance during the three-month period ended March 31, 2019 is primarily as a result of billings and cash payments received in advance of satisfying performance obligations, offset by insurance premiums and revenue recognized during the period that was included in the contract liability balance at the date of adoption. The adoption of ASC 606 did not create a change in accounting for insurance commissions and fees as they relate to contract liabilities, however the Company did eliminate the practice of deferring revenue on its larger accounts over the course of the policy period.

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

12. Financial Guarantees

The Company currently does not issue any guarantees that would require liability recognition or disclosure, other than standby letters of credit. The Company extends standby letters of credit to its customers in the normal course of business. The standby letters of credit are generally short-term. As of March 31, 2019, the Company’s maximum potential obligation under standby letters of credit was $29.1 million compared to $21.7 million at December 31, 2018. Management uses the same credit policies to extend standby letters of credit that it uses for on-balance sheet lending decisions and may require collateral to support standby letters of credit based upon its evaluation of the counterparty. Management does not anticipate any significant losses as a result of these transactions, and has determined that the fair value of standby letters of credit is not significant.

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

Banking

The Banking segment is primarily comprised of the Company’s four banking subsidiaries: Tompkins Trust Company, a commercial bank with fourteen banking offices located in Ithaca, NY and surrounding communities; The Bank of Castile (DBA Tompkins Bank of Castile), a commercial bank with eighteen banking offices located in the Genesee Valley region of New York State as well as Monroe County; Mahopac Bank (DBA Tompkins Mahopac Bank), a commercial bank with fourteen full-service banking offices located in the counties north of New York City; and VIST Bank (DBA Tompkins VIST Bank), a banking organization with twenty banking offices headquartered and operating in the areas surrounding southeastern Pennsylvania.

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

Summarized financial information concerning the Company’s reportable segments and the reconciliation to the Company’s consolidated results is shown in the following table. Investment in subsidiaries is netted out of the presentations below. The “Intercompany” column identifies the intercompany activities of revenues, expenses and other assets between the banking, insurance and wealth management services segments. The Company accounts for intercompany fees and services at an estimated fair value according to regulatory requirements for the services provided. Intercompany items relate primarily to the use of human resources, information systems, accounting and marketing services provided by any of the banks and the holding company. All other accounting policies are the same as those described in the summary of significant accounting policies in the 2018 Annual Report on Form 10-K.

As of and for the three months ended March 31, 2019
(in thousands)	Banking	Insurance	Wealth Management	Intercompany	Consolidated
Interest income	$64,929	$1	$0	$(2)	$64,928
Interest expense	13,016	0	0	(2)	13,014
Net interest income	51,913	1	0	0	51,914
Provision for loan and lease losses	445	0	0	0	445
Noninterest income	7,568	8,148	4,198	(507)	19,407
Noninterest expense	35,327	6,277	3,112	(507)	44,209
Income before income tax expense	23,709	1,872	1,086	0	26,667
Income tax expense	4,834	490	271	0	5,595
Net Income attributable to noncontrolling interests and Tompkins Financial Corporation	18,875	1,382	815	0	21,072
Less: Net income attributable to noncontrolling interests	32	0	0	0	32
Net Income attributable to Tompkins Financial Corporation	$18,843	$1,382	$815	$0	$21,040

Depreciation and amortization	$2,414	$56	$10	$0	$2,480
Assets	6,689,882	41,156	21,573	(13,892)	6,738,719
Goodwill	64,370	19,702	8,211	0	92,283
Other intangibles, net	4,019	3,051	196	0	7,266
Net loans and leases	4,749,372	0	0	0	4,749,372
Deposits	5,003,696	0	0	(13,771)	4,989,925
Total Equity	593,791	33,774	19,702	0	647,267

As of and for the three months ended March 31, 2018
(in thousands)	Banking	Insurance	Wealth Management	Intercompany	Consolidated
Interest income	$60,140	$1	$0	$(1)	$60,140
Interest expense	7,454	0	0	(1)	7,453
Net interest income	52,686	1	0	0	52,687
Provision for loan and lease losses	567	0	0	0	567
Noninterest income	6,411	7,488	4,408	(477)	17,830
Noninterest expense	34,757	6,239	3,202	(477)	43,721
Income before income tax expense	23,773	1,250	1,206	0	26,229
Income tax expense	5,130	350	281	0	5,761
Net Income attributable to noncontrolling interests and Tompkins Financial Corporation	18,643	900	925	0	20,468
Less: Net income attributable to noncontrolling interests	32	0	0	0	32
Net Income attributable to Tompkins Financial Corporation	$18,611	$900	$925	$0	$20,436

Depreciation and amortization	$2,399	$61	$13	$0	$2,473
Assets	6,602,289	41,046	17,434	(12,641)	6,648,128
Goodwill	64,370	19,710	8,211	0	92,291
Other intangibles, net	4,871	3,657	263	0	8,791
Net loans and leases	4,664,635	0	0	0	4,664,635
Deposits	4,942,298	0	0	(12,395)	4,929,903
Total Equity	530,536	33,218	15,657	0	579,411

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

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of March 31, 2019 and December 31, 2018, segregated by the level of valuation inputs within the fair value hierarchy used to measure fair value.

Recurring Fair Value Measurements
March 31, 2019
(in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Available-for-sale securities
U.S. Treasuries	$280	0	$280	0
Obligations of U.S. Government sponsored entities	$475,745	$0	$475,745	$0
Obligations of U.S. states and political subdivisions	87,778	0	87,778	0
Mortgage-backed securities – residential, issued by:
U.S. Government agencies	146,010	0	146,010	0
U.S. Government sponsored entities	631,328	0	631,328	0
Non-U.S. Government agencies or sponsored entities	19	0	19	0
U.S. corporate debt securities	2,450	0	2,450	0
Total Available-for-sale securities	1,343,610	0	1,343,610	0
Equity securities, at fair value	899	0	0	899

Recurring Fair Value Measurements
December 31, 2018
(in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Available-for-sale securities
U.S. Treasuries	289	0	$289	0
Obligations of U.S. Government sponsored entities	485,898	0	485,898	0
Obligations of U.S. states and political subdivisions	85,440	0	85,440	0
Mortgage-backed securities – residential, issued by:
U.S. Government agencies	128,267	0	128,267	0
U.S. Government sponsored entities	630,558	0	630,558	0
Non-U.S. Government agencies or sponsored entities	31	0	31	0
U.S. corporate debt securities	2,175	0	2,175	0
Total Available-for-sale securities	1,332,658	0	1,332,658	0
Equity securities, at fair value	887	0	0	887

The change in the fair value of available-for-sale equity securities valued using significant unobservable inputs (level 3), between December 31, 2018 and March 31, 2019, was immaterial.

There were no transfers between Levels 1, 2 and 3 for the three months ended March 31, 2019.

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

Certain assets are measured at fair value on a nonrecurring basis. For the Company, these include loans held for sale, collateral dependent impaired loans, and other real estate owned (“OREO”). During the first quarter of 2019, certain collateral dependent impaired loans were remeasured and reported at fair value through a specific valuation allowance and/or partial charge-offs for loan and lease losses based upon the fair value of the underlying collateral. Collateral values are estimated using Level 2 inputs based upon observable market data. In addition to collateral dependent impaired loans, certain other real estate owned were remeasured and reported at fair value based upon the fair value of the underlying collateral. The fair values of other real estate owned are estimated using Level 2 inputs based on observable market data or Level 3 inputs based on customized discounting criteria. In general, the fair values of other real estate owned are based upon appraisals, with discounts made to reflect estimated costs to sell the real estate. Upon initial recognition, fair value write-downs on other real estate owned are taken through a charge-off to the allowance for loan and lease losses. Subsequent fair value write-downs on other real estate owned are reported in other noninterest expense.

Three months ended March 31, 2019
(in thousands)		Fair value measurements at reporting date using:			Gain (losses) from fair value changes
Assets:	As of 03/31/2019	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Three months ended March 31, 2019
Impaired loans	$4,786	$0	$4,786	$0	$(3,571)
Other real estate owned	0	0	0	0	0

Three months ended March 31, 2018
(in thousands)		Fair value measurements at reporting date using:			Gain (losses) from fair value changes
Assets:	As of 03/31/2018	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Three months ended March 31, 2018
Impaired loans	$5,079	$0	$5,079	$0	$(123)
Other real estate owned	0	0	0	0	0

The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments at March 31, 2019 and December 31, 2018. The carrying amounts shown in the table are included in the Consolidated Statements of Condition under the indicated captions.

The fair value estimates, methods and assumptions set forth below for the Company's financial instruments, including those financial instruments carried at cost, are made solely to comply with disclosures required by generally accepted accounting principles in the United States and should be read in conjunction with the financial statements and notes included in this Report.

Estimated Fair Value of Financial Instruments
March 31, 2019
(in thousands)	Carrying Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets:
Cash and cash equivalents	$70,574	$70,574	$70,574	$0	$0
Securities - held to maturity	139,642	140,422	0	140,422	0
FHLB and other stock	45,088	45,088	0	45,088	0
Accrued interest receivable	23,990	23,990	0	23,990	0
Loans/leases, net[1]	4,749,372	4,657,612	0	4,786	4,652,826

Financial Liabilities:

Time deposits	$661,712	$657,705	$0	$657,705	$0
Other deposits	4,328,213	4,328,213	0	4,328,213	0
Fed funds purchased and securities sold
under agreements to repurchase	66,918	66,918	0	66,918	0
Other borrowings	923,427	922,053	0	922,053	0
Trust preferred debentures	16,906	22,165	0	22,165	0
Accrued interest payable	2,135	2,135	0	2,135	0

Estimated Fair Value of Financial Instruments
December 31, 2018
(in thousands)	Carrying Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets:
Cash and cash equivalents	$80,389	$80,389	$80,389	$0	$0
Securities - held to maturity	140,579	139,377	0	139,377	0
FHLB and other stock	52,262	52,262	0	52,262	0
Accrued interest receivable	20,922	20,922	0	20,922	0
Loans/leases, net[1]	4,790,529	4,649,308	0	6,500	4,642,808

Financial Liabilities:

Time deposits	$637,295	$631,489	$0	$631,489	$0
Other deposits	4,251,664	4,251,664	0	4,251,664	0
Fed funds purchased and securities
sold under agreements to repurchase	81,842	81,842	0	81,842	0
Other borrowings	1,076,075	1,074,081	0	1,074,081	0
Trust preferred debentures	16,863	21,921	0	21,921	0
Accrued interest payable	2,408	2,408	0	2,408	0
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

Loans and Leases: Fair value for loans are calculated using an exit price notion. The Company's valuation methodology takes into account factors such as estimated cash flows, including contractual cash flow and assumptions for prepayments; liquidity risk; and credit risk. The fair values of residential loans were estimated using discounted cash flow analyses, based upon available market benchmarks for rates and prepayment assumptions. The fair values of commercial and consumer loans were estimated using discounted cash flow analyses, based upon interest rates currently offered for loans and leases with similar terms and credit quality. The fair values of loans held for sale were determined based upon contractual prices for loans with similar characteristics.

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

15. Leasing

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842),” and subsequent amendments, which replaced existing lease guidance in GAAP and requires lessees to recognize right-of-use (ROU) assets and lease liabilities on the Consolidated Statement of Condition for leases greater than twelve months and disclose key information about leasing arrangements. We adopted the standard on January 1, 2019 using the modified retrospective method and used the effective date as our date of initial application. Financial information will not be updated and the disclosures required under the new standard will not be provided for dates and periods before January 1, 2019. There were no adjustments to “Retained earnings” on adoption. The new standard provides a number of optional practical expedients for transition. We elected the package of practical expedients under the transition guidance which permitted us not to reassess under the new standard our prior conclusions for lease identification and lease classification on expired or existing contracts and whether initial direct costs previously capitalized would qualify for capitalization under FASB Accounting Standards Codification (ASC) 842. We did not elect the hindsight practical expedient to determine the reasonably certain lease term for existing leases.

The new standard also provides practical expedients and recognition exemptions for an entity’s ongoing accounting policy elections. We are committed under short and long-term lease agreements for branch and ATM locations. Some of these agreements contain variable payment provisions that depend on an index or rate, initially measured using the index or rate at the lease commencement date, and are therefore not included in our future minimum lease payments. These variable lease agreements include usage-based payments for utilities, taxes, janitorial services and building maintenance. Our long-term lease agreements do not contain any material restrictive covenants.

Our property leases have remaining terms of less than 1 year to 23 years. Some of these leases may include options to extend the leases for up to 29 years, and some may include options to terminate the leases within 30 days. The Company’s lease agreements often include one or more options to renew at the Company’s discretion. If at lease inception, the Company considers the exercising of a renewal option to be reasonably certain, the Company will include the extended term in the calculation of the ROU asset and lease liability.

Operating lease amounts included in the Consolidated Statement of Condition are as follows:

(in thousands)		March 31, 2019
Assets	Classification
ROU assets	Other assets	$35,041

Liabilities
Current lease liabilities	Other liabilities	$3,392
Non-current lease liabilities	Other liabilities	33,884
Total lease liabilities		$37,276

The components of operating lease expense, primarily included in “Net occupancy expense of premises,” were as follows:

(in thousands)	Three Months Ended March 31, 2019
Lease Costs
Operating lease cost	$1,142
Variable lease cost	96
Short-term lease cost	0
Sublease income	(8)
Total lease cost	$1,230

At March 31, 2019, we did not have any material finance lease assets or liabilities.

Other information related to operating leases was as follows:

(in thousands)	Three Months Ended March 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,159
Weighted-average remaining lease term on operating leases	14.12 years
Weighted-average discount rates on operating leases	3.53%
Future minimum lease payments under operating leases were as follows:

(in thousands)	Operating Leases
Nine Months 2019	$3,483
2020	4,314
2021	3,978
2022	3,933
2023	3,688
2024 and subsequent years	29,332
Total lease payments	$48,728
Less: Interest	(11,452)
Present value of lease liabilities	$37,276

At December 31, 2018, operating lease commitments under lessee arrangements were $4.8 million, $4.0 million, $3.6 million, $3.4 million, and $3.4 million for 2019 through 2023, respectively, and $13.0 million in aggregate for all years thereafter. These amounts include lease options to renew ranging from 5 to 20 years.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

BUSINESS

Corporate Overview and Strategic Initiatives
Tompkins Financial Corporation (“Tompkins” or the “Company”) is headquartered in Ithaca, New York and is registered as a Financial Holding Company with the Federal Reserve Board under the Bank Holding Company Act of 1956, as amended. The Company is a locally oriented, community-based financial services organization that offers a full array of products and services, including commercial and consumer banking, leasing, trust and investment management, financial planning and wealth management, and insurance services. At March 31, 2019, the Company’s subsidiaries included: four wholly-owned banking subsidiaries, Tompkins Trust Company (the “Trust Company”), The Bank of Castile (DBA Tompkins Bank of Castile), Mahopac Bank (DBA Tompkins Mahopac Bank), VIST Bank (DBA Tompkins VIST Bank); and a wholly-owned insurance agency subsidiary, Tompkins Insurance Agencies, Inc. (“Tompkins Insurance”). The trust division of the Trust Company provides a full array of investment services, including investment management, trust and estate, financial and tax planning as well as life, disability and long-term care insurance services. The Company’s principal offices are located at 118 E. Seneca Street, Ithaca, New York, 14850, and its telephone number is (888) 503-5753. The Company’s common stock is traded on the NYSE American under the symbol “TMP.”

The Tompkins strategy centers around our core values and a commitment to delivering long-term value to our clients, communities, and shareholders. To achieve this, the Company has developed a variety of strategic initiatives focused on delivering high quality products and services, a continual focus on improving operational effectiveness, investing in our people through talent management and development, maintaining appropriate risk management programs, and delivering profitable growth across all of our business lines. The Company's growth strategy includes initiatives to grow organically through our current businesses, as well as through possible acquisitions of financial institutions, branches, and financial services businesses. As such, the Company has acquired, and from time to time considers acquiring, banks, thrift institutions, branch offices of banks or thrift institutions, or other businesses that would complement the Company’s business or its geographic reach. The Company generally targets merger or acquisition partners that are culturally similar and have experienced management and possess either significant market presence or have potential for improved profitability through financial management, economies of scale and expanded services.

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

Wealth management services consist of investment management, trust and estate, financial and tax planning as well as life, disability and long-term care insurance services. Wealth management services are provided by the Trust Company under the trade name Tompkins Financial Advisors. Tompkins Financial Advisors has office locations, and services are available to all customers at the Company's four subsidiary banks.

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

OTHER IMPORTANT INFORMATION

The following discussion is intended to provide an understanding of the consolidated financial condition and results of operations of the Company for the three months ended March 31, 2019. It should be read in conjunction with the Company’s Audited Consolidated Financial Statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, and the Unaudited Consolidated Financial Statements and notes thereto included in Part I of this Quarterly Report on Form 10-Q.

In this Report, there are comparisons of the Company’s performance to that of a peer group, which is comprised of the group of 148 domestic bank holding companies with $3 billion to $10 billion in total assets as defined in the Federal Reserve’s “Bank Holding Company Performance Report” for December 31, 2018 (the most recent report available). Although the peer group data is presented based upon financial information that is one fiscal quarter behind the financial information included in this report, the Company believes that it is relevant to include certain peer group information for comparison to current quarter numbers.

Forward-Looking Statements
This Quarterly Report on Form 10-Q contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The statements contained in this Report that are not statements of historical fact may include forward-looking statements that involve a number of risks and uncertainties. Forward-looking statements may be identified by use of such words as "may", "will", "estimate", "intend", "continue", "believe", "expect", "plan", or "anticipate", and other similar words. Examples of forward-looking statements may include statements regarding the asset quality of the Company's loan portfolios; the level of the Company's allowance for loan losses; the sufficiency of liquidity sources; the Company's exposure to changes in interest rates; the impact of changes in accounting standards; and trends, plans, prospects, growth and strategies. Forward-looking statements are made based on management’s expectations and beliefs concerning future events impacting the Company and are subject to certain uncertainties and factors relating to the Company’s operations and economic environment, all of which are difficult to predict and many of which are beyond the control of the Company, that could cause actual results of the Company to differ materially from those expressed and/or implied by forward-looking statements. The following factors, in addition to those listed as Risk Factors in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2018, are among those that could cause actual results to differ materially from the forward-looking statements: changes in general economic, market and regulatory conditions; the development of an interest rate environment that may adversely affect the Company’s interest rate spread, other income or cash flow anticipated from the Company’s operations, investment and/or lending activities; changes in laws and regulations affecting banks, bank holding companies and/or financial holding companies, such as the Dodd-Frank Act and Basel III; technological developments and changes; the ability to continue to introduce competitive new products and services on a timely, cost-effective basis; governmental and public policy changes, including environmental regulation; reliance on large customers; and financial resources in the amounts, at the times and on the terms required to support the Company’s future businesses.

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

For additional information on critical accounting policies and to gain a greater understanding of how the Company’s financial performance is reported, refer to Note 1 – “Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements, and the section captioned “Critical Accounting Policies” in Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. There have been no significant changes in the Company’s application of critical accounting policies since December 31, 2018. Refer to Note 3 – “Accounting Standards Updates” in the Notes to Unaudited Consolidated Financial Statements included in Part I of this Quarterly Report on Form 10-Q for a discussion of recent accounting updates.

RESULTS OF OPERATION

Performance Summary
Net income for the first quarter of 2019 was $21.0 million or $1.37 diluted earnings per share, compared to $20.4 million or $1.33 diluted earnings per share for the same period in 2018.

Return on average assets (“ROA”) for the quarter ended March 31, 2019 was 1.27%, compared to 1.25% for the quarter ended March 31, 2018. Return on average shareholders’ equity (“ROE”) for the first quarter of 2019 was 13.53%, compared to 14.41% for the same period in 2018. Tompkins’ year-to-date ROA and ROE compare to the most recent peer average ratios of 1.22% and 10.86%, respectively.

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

Banking Segment
The banking segment reported net income of $18.8 million for the first quarter of 2019, up $232,000 or 1.2% from net income of $18.6 million for the same period in 2018.

Net interest income of $51.9 million for the first quarter of 2019 was down $773,000 or 1.5% from the same period in 2018. The decrease in net interest income was mainly a result of higher funding costs exceeding the increase in interest income compared to the first quarter of 2018 as discussed below. Higher funding costs were largely driven by the higher market interest rate environment.

The provision for loan and lease losses was $445,000 for the three months ended March 31, 2019, which was down $122,000 or 21.5% compared to the same period in 2018. The decrease in provision expense is mainly due to slower loan growth and stable asset quality.

Noninterest income of $7.6 million for the three months ended March 31, 2019 was up $1.2 million or 18.0% compared to the same period in 2018. The increase in the three month results for 2019 over 2018 includes: card services income (up $644,000) and other income (up $481,000). Card services income in the first quarter of 2019 included a one-time incentive payment of $500,000 related to the Company's merchant card business.

Noninterest expense of $35.3 million for the first quarter of 2019 was up $570,000 or 1.6% from the same period in 2018. The increase was mainly attributable to higher health insurance costs and higher post-retirement benefit costs.

Insurance Segment
The insurance segment reported net income of $1.4 million for the three months ended March 31, 2019, which was up $482,000 or 53.6% compared to the first quarter of 2018. Noninterest income was up $660,000 or 8.8% in the first quarter of 2019, compared to the same period in 2018. The increase in noninterest income reflects higher contingency revenue and growth in personal, commercial and life and health business lines over prior year. Noninterest expenses were up $38,000 or 0.6% compared to the first quarter of 2018.

Wealth Management Segment
The wealth management segment reported net income of $815,000 for the three months ended March 31, 2019, which was down $110,000 or 11.9% compared to the first quarter of 2018. The decrease in net income for the three month period ended March 31, 2019, was attributable to a decrease in Estate & Terminating Trust fees. These fee types are unpredictable in amounts and timing, as they are tied to the execution of the underlying terms of the estate or trust and, at times, court approval. Noninterest expense for the first quarter of 2019 was down 2.8% compared to the same period in 2018. The decrease was mainly in salary and wages, primarily due to open positions during the first quarter 2019.

Net Interest Income
The following tables show average interest-earning assets and interest-bearing liabilities, and the corresponding yield or cost associated with each for the three month periods ended March 31, 2019 and 2018.

Average Consolidated Statements of Condition and Net Interest Analysis (Unaudited)
	Quarter Ended			Quarter Ended
	March 31, 2019			March 31, 2018
	Average			Average
	Balance			Balance		Average
(Dollar amounts in thousands)	(QTD)	Interest		(QTD)	Interest	Yield/Rate
ASSETS
Interest-earning assets
Interest-bearing balances due from banks	$2,334	$10	1.74%	$2,565	$7	1.11%
Securities (1)
U.S. Government securities	1,409,305	8,172	2.35%	1,454,229	7,954	2.22%
State and municipal (2)	94,609	626	2.68%	99,766	643	2.61%
Other securities (2)	3,415	41	4.87%	3,571	35	3.97%
Total securities	1,507,329	8,839	2.38%	1,557,566	8,632	2.25%
FHLBNY and FRB stock	48,055	878	7.41%	49,509	737	6.04%
Total loans and leases, net of unearned income (2)(3)	4,792,607	55,614	4.71%	4,688,087	51,229	4.43%
Total interest-earning assets	6,350,325	65,341	4.17%	6,297,727	60,605	3.90%

Other assets	393,035			355,036
Total assets	6,743,360			6,652,763
LIABILITIES & EQUITY
Deposits
Interest-bearing deposits
Interest bearing checking, savings, & money market	2,940,416	4,470	0.62%	2,796,197	1,646	0.24%
Time deposits	645,144	2,127	1.34%	717,617	1,123	0.63%
Total interest-bearing deposits	3,585,560	6,597	0.75%	3,513,814	2,769	0.32%
Federal funds purchased & securities sold under agreements to repurchase	72,664	44	0.25%	75,167	46	0.25%
Other borrowings	993,773	6,044	2.47%	1,053,311	4,359	1.68%
Trust preferred debentures	16,878	329	7.90%	16,706	279	6.77%
Total interest-bearing liabilities	4,668,875	13,014	1.13%	4,658,998	7,453	0.65%
Noninterest bearing deposits	1,338,623			1,351,307
Accrued expenses and other liabilities	105,131			67,495
Total liabilities	6,112,629			6,077,800
Tompkins Financial Corporation Shareholders’ equity	629,305			573,536
Noncontrolling interest	1,426			1,427
Total equity	630,731			574,963

Total liabilities and equity	$6,743,360			$6,652,763
Interest rate spread			3.04%			3.25%
Net interest income/margin on earning assets		52,327	3.34%		53,152	3.42%

Tax Equivalent Adjustment		(413)			(465)

Net interest income per consolidated financial statements		$51,914			$52,687
1  Average balances and yields on available-for-sale securities are based on historical amortized cost
2  Interest income includes the tax effects of taxable-equivalent adjustments using an effective income tax rate of 21% in 2019 and 2018 to increase tax exempt interest income to taxable-equivalent basis.
3  Nonaccrual loans are included in the average asset totals presented above.  Payments received on nonaccrual loans have been recognized as disclosed in Note 1 of the Company’s consolidated financial statements included in Part 1 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

Net Interest Income
Net interest income is the Company’s largest source of revenue, representing 72.8% of total revenues for the three months ended March 31, 2019, compared to 74.7% for the same period in 2018. Net interest income is dependent on the volume and composition of interest earning assets and interest-bearing liabilities and the level of market interest rates. The above table shows average interest-earning assets and interest-bearing liabilities, and the corresponding yield or cost associated with each.

Taxable-equivalent net interest income for the three months ended March 31, 2019, was down 1.5% over the same period in 2018. The decrease compared to the prior year was mainly due to higher costs associated with interest bearing liabilities, which was largely driven by the higher market interest rate environment, more than offsetting growth in interest income. However, net interest income benefited from a slight shift in the composition of average earning assets, with loans, which carry higher average yields than securities, comprising an increased percentage of average earning assets. For the three months ended March 31, 2019, average loans represented 75.5% of average earning assets compared to 74.4% for the same period in 2018. With the recent increases in market interest rates, funding costs have risen at a faster pace than the Company's asset yields, resulting in a decline in net interest margin. Net interest margin for the three months ended March 31, 2019 was 3.34% compared to 3.42% for the same period in 2018.

Taxable-equivalent interest income for the three months ended March 31, 2019, was $65.3 million, up 7.8% compared to the same period in 2018. The increase in taxable-equivalent interest income was mainly the result of an increase in average loans, as well as higher average yields on loans. Average loan balances for the three months ended March 31, 2019, were up $104.5 million or 2.2%, and the average yield on loans increased to 4.71% for the first quarter of 2019, up 28 basis points compared to the first quarter of 2018. Average securities balances for the three months ended March 31, 2019, were down $50.2 million or 3.2%, while the average yield on securities was up 13 basis points compared to the same period in 2018.

Interest expense for the three months ended March 31, 2019, increased by $5.6 million or 74.6% compared to the same period in 2018, driven mainly by increased balances in average interest bearing deposits, combined with increases in market rates that resulted in higher average rates paid on interest bearing deposits and borrowings. The average cost of interest bearing deposits was 0.75% during the first quarter of 2019, which was up 43 basis points from the average cost in the first quarter of 2018. The average cost of interest bearing liabilities increased to 1.13% for the first quarter of 2019 from 0.65% for the first quarter of 2018. Average interest bearing deposits for the first quarter of 2019 were up $71.7 million or 2.0% compared to the same period in 2018. Average other borrowings for the three months ended March 31, 2019 were down $59.5 million or 5.7% compared to the same period in 2018. Interest expense for the first three months of 2019 and 2018 was positively impacted by $142,000 and $502,000, respectively, of accelerated accretion of purchase accounting deposit discounts from certain deposits acquired in the Company's acquisition of VIST Financial Corp in 2012.

Provision for Loan and Lease Losses
The provision for loan and lease losses represents management’s estimate of the amount necessary to maintain the allowance for loan and lease losses at an appropriate level. The provision for loan and lease losses for the three months ended March 31, 2019 was $445,000 which was down compared to the same period in 2018. The decrease in provision expense was mainly due to slower loan growth and stable asset quality. The section captioned “Financial Condition – The Allowance for Loan and Lease Losses” below has further details on the allowance for loan and lease losses and asset quality metrics.

Noninterest Income
Noninterest income was $19.4 million for the first quarter of 2019, which was up 8.8% compared to the same period prior year. Noninterest income represented 27.2% of total revenue for the three months ended March 31, 2019, compared to 25.3% for the same period in 2018.

Insurance commissions and fees, the largest component of noninterest income, were $8.0 million for the first quarter of 2019, an increase of $651,000 or 8.8% from the same period prior year. The increase in insurance revenues in the first quarter of 2019 compared to the same period in 2018 reflects growth in contingency revenue and in all business lines (personal, commercial and life and health) over prior year.

Investment services income of $4.1 million in the first quarter of 2019 was down $162,000 or 3.8% compared to the first quarter of 2018. Investment services income includes trust services, financial planning, wealth management services, and brokerage related services. With fees largely based on the market value and the mix of assets managed, the general direction of the stock market can have a considerable impact on fee income. The fair value of assets managed by, or in custody of, Tompkins was $4.0 billion at March 31, 2019, compared to $4.1 billion for the same period in 2018. The fair value at March 31, 2019 includes $1.1 billion of Company-owned securities where Tompkins Trust Company is custodian.

Card services income of $2.8 million in the first quarter of 2019 was up $644,000 or 30.0% compared to the same period in 2018. Contributing to the increase over the prior year was a one-time incentive payment of $500,000 (pre-tax) related to our merchant card business.

Other income of $2.5 million in the first quarter of 2019 was up 38.6% compared to the same period in 2018. The increase in the first quarter of 2019 compared to the first quarter of 2018 was mainly a result of an increase in other service charges (up $85,000), the cash surrender value of bank owned life insurance (up $126,000), gains on sales of residential mortgage loans (up $73,000), and other income (up $406,000), which included approximately $200,000 in fees related to a large credit relationship that paid off during the quarter and a $272,000 partial reversal of an accrual established in 2018 for estimated exposure on a letter of credit.

Noninterest Expense
Noninterest expense was $44.2 million for the first quarter of 2019, up 1.1% compared to the same period in 2018. Noninterest expense as a percentage of total revenue for the first quarter of 2019 and 2018 was 62.0%.

Expenses associated with salaries and wages and employee benefits are the largest component of noninterest expense, representing 60.4% of total noninterest expense for the three months ended March 31, 2019 and 60.3% for the three months ended March 31, 2018. Salaries and wages expense for the three months ended March 31, 2019 was relatively flat compared to the same period in 2018. Other employee benefits increased by $0.2 million or 4.4% in the first quarter of 2019 over the same period of 2018, mainly due to increased costs in health insurance and post-retirement benefits.

Other expense categories, not related to compensation and benefits, for the three months ended March 31, 2019, were in line with the same period in 2018. The significant components of other operating expense are professional fees, technology, and marketing expenses. Technology expense for the first quarter of 2019 was up $0.2 million or 7.5% over the same period prior year, mainly as a result of investments in strengthening the Company's compliance and information security infrastructure. Professional fees and marketing expenses for the first quarter of 2019 were in line with prior year.

Income Tax Expense
The provision for income taxes was $5.6 million for an effective rate of 21.0% for the first quarter of 2019, compared to tax expense of $5.8 million and an effective rate of 22.0% for the same quarter in 2018. The effective rates differ from the U.S. statutory rate primarily due to the effect of tax-exempt income from loans, securities and life insurance assets, and the income tax effects associated with stock based compensation.

FINANCIAL CONDITION

Total assets were $6.7 billion at March 31, 2019, which were in line with December 31, 2018. Total originated loan balances were $4.5 billion at March 31, 2019 compared to $4.6 billion at year-end 2018. Total acquired loans of $256.9 million were down $8.3 million or 3.1% from December 31, 2018, due to expected run-off in the acquired portfolio. Total deposits were up $101.0 million or 2.1% from December 31, 2018. Other borrowings decreased $152.6 million or 14.2% from December 31, 2018, as a result of deposit growth outpacing loan growth in the period.

Securities
As of March 31, 2019, the Company’s securities portfolio was $1.48 billion or 22.0% of total assets, compared to $1.47 billion or 21.8% of total assets at year-end 2018. The following table details the composition of available-for-sale and held-to-maturity securities.

Available-for-Sale Securities
	March 31, 2019		December 31, 2018
(in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
U.S. Treasuries	$280	$280	289	289
Obligations of U.S. Government sponsored entities	478,819	475,745	493,371	485,898
Obligations of U.S. states and political subdivisions	87,459	87,778	86,260	85,440
Mortgage-backed securities - residential, issued by
U.S. Government agencies	147,971	146,010	131,831	128,267
U.S. Government sponsored entities	642,054	631,328	649,620	630,558
Non-U.S. Government agencies or sponsored entities	19	19	31	31
U.S. corporate debt securities	2,500	2,450	2,500	2,175
Total available-for-sale securities	1,359,102	1,343,610	1,363,902	1,332,658

Held-to-Maturity Securities
	March 31, 2019		December 31, 2018
(in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Obligations of U.S. Government sponsored entities	$131,205	$131,985	$131,306	$130,108
Obligations of U.S. states and political subdivisions	$8,437	$8,437	$9,273	$9,269
Total held-to-maturity debt securities	$139,642	$140,422	$140,579	$139,377

The decrease in unrealized losses, which reflects the amount that amortized cost exceeds fair value, related to the available-for-sale portfolio was due primarily to changes in market interest rates during the first three months of 2019. Management’s policy is to purchase investment grade securities that on average have relatively short duration, which helps mitigate interest rate risk and provides sources of liquidity without significant risk to capital.

Quarterly, the Company evaluates all investment securities with a fair value less than amortized cost to identify any other-than-temporary impairment as defined under generally accepted accounting principles. As a result of the other-than-temporary impairment review process, the Company does not consider any investment security held at March 31, 2019 to be other-than-temporarily impaired. Future changes in interest rates or the credit quality and credit support of the underlying issuers may reduce the market value of these and other securities. If such decline is determined to be other than temporary, the Company will record the necessary charge to earnings and/or accumulated other comprehensive income to reduce the securities to their then current fair value.

Loans and Leases
Loans and leases as of the end of the first quarter and prior year-end periods were as follows:
	March 31, 2019			December 31, 2018
(in thousands)	Originated	Acquired	Total Loans and Leases	Originated	Acquired	Total Loans and Leases
Commercial and industrial
Agriculture	$94,737	$0	$94,737	$107,494	$0	$107,494
Commercial and industrial other	910,784	42,665	953,449	926,429	43,712	970,141
Subtotal commercial and industrial	1,005,521	42,665	1,048,186	1,033,923	43,712	1,077,635
Commercial real estate
Construction	167,181	1,361	168,542	164,285	1,384	165,669
Agriculture	170,528	219	170,747	170,005	224	170,229
Commercial real estate other	1,834,496	172,169	2,006,665	1,827,279	177,484	2,004,763
Subtotal commercial real estate	2,172,205	173,749	2,345,954	2,161,569	179,092	2,340,661
Residential real estate
Home equity	203,538	19,586	223,124	208,459	21,149	229,608
Mortgages	1,070,806	20,086	1,090,892	1,083,802	20,484	1,104,286
Subtotal residential real estate	1,274,344	39,672	1,314,016	1,292,261	41,633	1,333,894
Consumer and other
Indirect	13,430	0	13,430	12,663	0	12,663
Consumer and other	55,885	811	56,696	57,565	761	58,326
Subtotal consumer and other	69,315	811	70,126	70,228	761	70,989
Leases	15,164	0	15,164	14,556	0	14,556
Total loans and leases	4,536,549	256,897	4,793,446	4,572,537	265,198	4,837,735
Less: unearned income and deferred costs and fees	(3,746)	0	(3,746)	(3,796)	0	(3,796)
Total loans and leases, net of unearned income and deferred costs and fees	$4,532,803	$256,897	$4,789,700	$4,568,741	$265,198	$4,833,939

Total loans and leases of $4.8 billion at March 31, 2019 were down $44.2 million or 0.9% from December 31, 2018. The decrease is partially due to higher than expected paydowns/payoffs as a result of competitive market conditions. On August 1, 2012, the Company acquired $889.3 million of loans in the VIST Financial acquisition. These loans are shown in the table under the acquired loan heading. All other loans, including loans originated by VIST Bank since the acquisition date of August 1, 2012, are considered originated loans. Originated loan balances at March 31, 2019 were down $35.9 million or 0.8% from year-end 2018. As of March 31, 2019, total loans and leases represented 71.1% of total assets compared to 71.5% of total assets at December 31, 2018.

Residential real estate loans, including home equity loans, were $1.3 billion at March 31, 2019, down $19.9 million or 1.5% compared to December 31, 2018, and comprised 27.4% of total loans and leases at March 31, 2019. Changes in residential loan balances are impacted by the Company’s decision to retain these loans or sell them in the secondary market due to interest rate considerations. The Company’s Asset/Liability Committee meets regularly and establishes standards for selling and retaining residential real estate mortgage originations.

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

During the first three months of 2019 and 2018, the Company sold $8.5 million and $0.8 million, respectively, of residential real estate loans and recognized gains on these sales of $94,000 and $21,000, respectively. These residential real estate loans were sold without recourse in accordance with standard secondary market loan sale agreements. When residential mortgage loans are sold, the Company typically retains all servicing rights, which provides the Company with a source of fee income. Mortgage servicing rights totaled $0.9 million at March 31, 2019 and $0.8 million at December 31, 2018.

Commercial real estate loans and commercial and industrial loans totaled $2.3 billion and $1.1 billion, respectively, and represented 48.7% and 22.1%, respectively of total loans as of March 31, 2019. The commercial real estate portfolio was in line with year-end 2018, while commercial and industrial loans were down 1.7%.

As of March 31, 2019, agriculturally-related loans totaled $265.5 million or 5.5% of total loans and leases, compared to $277.7 million or 5.7% of total loans and leases at December 31, 2018. Agriculturally-related loans include loans to dairy farms and cash and vegetable crop farms. Agriculturally-related loans are primarily made based on identified cash flows of the borrower with consideration given to underlying collateral, personal guarantees, and government related guarantees. Agriculturally-related loans are generally secured by the assets or property being financed or other business assets such as accounts receivable, livestock, equipment or commodities/crops.

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

The carrying value of acquired loans accounted for in accordance with this guidance was $10.8 million at March 31, 2019 as compared to $11.0 million at December 31, 2018. The carrying value of loans not exhibiting evidence of credit impairment at the time of the acquisition (i.e. loans outside of the scope of ASC 310-30) was $246.1 million at March 31, 2019, compared to $254.2 million at December 31, 2018.

The Company has adopted comprehensive lending policies, underwriting standards and loan review procedures. Management reviews these policies and procedures on a regular basis. The Company discussed its lending policies and underwriting guidelines for its various lending portfolios in Note 3 – “Loans and Leases” in the Notes to Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. There have been no significant changes in these policies and guidelines since the date of that report. Therefore, both new originations as well as those balances held at March 31, 2019, reflect these policies and guidelines. The Company’s Board of Directors approves the lending policies at least annually. The Company recognizes that exceptions to policy guidelines may occasionally occur and has established procedures for approving exceptions to these policy guidelines. Management has also implemented reporting systems to monitor loan originations, loan quality, concentrations of credit, loan delinquencies and nonperforming loans and potential problem loans.

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

(in thousands)	3/31/2019	12/31/2018	3/31/2018
Allowance for originated loans and leases
Commercial and industrial	$11,523	$11,217	$12,431
Commercial real estate	21,045	23,483	20,402
Residential real estate	6,404	7,317	5,972
Consumer and other	1,273	1,304	1,302
Total	$40,245	$43,321	$40,107

(in thousands)	3/31/2019	12/31/2018	3/31/2018
Allowance for acquired loans
Commercial and industrial	0	55	25
Commercial real estate	25	0	0
Residential real estate	58	28	73
Consumer and other	0	6	6
Total	83	89	104

As of March 31, 2019, the total allowance for loan and lease losses was $40.3 million, which included $40.2 million of allowance for originated loans and leases and $0.1 million of allowance for acquired loans. The $3.1 million decrease in the allowance at March 31, 2019, compared to year-end 2018 was mainly due to a $3.1 million write-down of a single commercial real estate relationship. This relationship was downgraded in the fourth quarter of 2018 and an impairment reserve was established at that time. This impairment reserve contributed to the increase in the allowance for loan and lease losses at year-end 2018. Asset quality metrics remained favorable at March 31, 2019, with lower levels of internally-classified Special Mention or Substandard loans, nonperforming loans and leases and past due loans and leases compared to year-end 2018 and March 31, 2018. Loans internally-classified Special Mention or Substandard were down from year end 2018 by $2.7 million or 3.6%. Nonperforming loans and leases were down $239,000 or 1.9% from year end 2018 and represented 0.48% of total loans at March 31, 2019 compared to 0.55% at December 31, 2018. The allowance for loan and lease losses covered 175.51% of nonperforming loans and leases as of March 31, 2019, compared to 163.25% at December 31, 2018.

The Company’s allowance for originated loan and lease losses totaled $40.2 million at March 31, 2019, which represented 0.89% of total originated loans, down from 0.95% at December 31, 2018, and 0.91% at March 31, 2018. The decrease in the dollar balance of the originated allowance at March 31, 2019, compared to year end 2018 was mainly due to the $3.1 million write-down on the commercial real estate relationship mentioned above. Stable asset quality, slower loan growth and favorable qualitative factors contributed to the decrease in the ratio of originated allowance to total originated loans at March 31, 2019 compared to year-end 2018. Nonaccrual originated loans were $15.2 million as of March 31, 2019 compared to $19.3 million at year end 2018, and $18.4 million at March 31, 2018.

The allowance for acquired loans at March 31, 2019 was $83,000, down from $89,000 at year end 2018, and $104,000 at March 31, 2018. As part of the determination of the fair value of acquired loans at the time of acquisition, the Company established a credit mark to provide for future credit losses in the acquired portfolio. To the extent that credit quality deteriorates subsequent to acquisition, such deterioration will result in the establishment of an allowance for the acquired portfolio. Nonaccrual acquired loans were $2.6 million as of March 31, 2019 compared to $2.9 million at year-end 2018, and $3.4 million at March 31, 2018.

Activity in the Company’s allowance for loan and lease losses during the first three months of 2019 and 2018 is illustrated in the table below.

Analysis of the Allowance for Originated Loan and Lease Losses
(in thousands)	3/31/2019	3/31/2018
Average originated loans outstanding during period	$4,531,940	$4,383,075
Balance of originated allowance at beginning of year	$43,321	$39,686
ORIGINATED LOANS CHARGED-OFF:
Commercial and industrial	380	3
Commercial real estate	3,343	0
Residential real estate	18	185
Consumer and other	180	292
Total loans charged-off	$3,921	$480
RECOVERIES OF ORIGINATED LOANS PREVIOUSLY CHARGED-OFF:
Commercial and industrial	43	6
Commercial real estate	1	170
Residential real estate	226	42
Consumer and other	95	75
Total loans recoveries	$365	$293
Net loans charged-off	3,556	187
Additions to originated allowance charged to operations	480	608
Balance of originated allowance at end of period	$40,245	$40,107
Allowance for originated loans and leases as a percentage of originated loans and leases	0.89%	0.91%
Annualized net charge-offs on originated loans to average total originated loans and leases during the period	0.32%	0.02%

Analysis of the Allowance for Acquired Loan Losses
(in thousands)	3/31/2019	3/31/2018
Average acquired loans outstanding during period	$260,667	$305,012
Balance of acquired allowance at beginning of year	89	85
ACQUIRED LOANS CHARGED-OFF:
Commercial and industrial	0	1
Commercial real estate	0	0
Residential real estate	0	0
Consumer and other	0	0
Total loans charged-off	$0	$1
RECOVERIES OF ACQUIRED LOANS PREVIOUSLY CHARGED-OFF:
Commercial and industrial	16	20
Commercial real estate	6	8
Residential real estate	7	33
Consumer and other	$0	$0
Total loans recovered	$29	$61
Net loans (recovered) charged-off	(29)	(60)
Additions to acquired allowance charged to operations	(35)	(41)
Balance of acquired allowance at end of period	$83	$104
Allowance for acquired loans as a percentage of acquired loans outstanding acquired loans and leases	0.03%	0.03%
Annualized net charge-offs (recoveries) on acquired loans as a percentage of average acquired loans and leases outstanding during the period	(0.05)%	(0.08)%
Annualized total net charge-offs as a percentage of average loans and leases outstanding during the period	0.30%	0.01%

Net loan and lease chargeoffs totaled $3.5 million for the three months ended March 31, 2019, compared to net charge-offs of $127,000 for the same period in 2018. The year-over-year increase was mainly due to the $3.1 million write-down of one relationship in the commercial real estate loan portfolio. This relationship was downgraded in the fourth quarter of 2018 and an impairment reserve was established at that time. Annualized net charge-offs were 0.30% of average total loans and leases, compared to 0.01% for the same period in 2018.

The provision for loan and lease losses was $445,000 for the three months ended March 31, 2019, compared to $567,000 for the same period in 2018. The provision for loan and lease losses is based upon the Company's quarterly evaluation of the appropriateness of the allowance for loan and lease losses. Slower loan growth and stable asset quality measures contributed to the decrease in the provision for loan and lease losses for the three months ended March 31, 2019 compared to the same period of 2018.

Analysis of Past Due and Nonperforming Loans
(in thousands)	3/31/2019	12/31/2018	3/31/2018
Loans 90 days past due and accruing
Commercial and industrial	$0	0	0
Consumer and other	0	0	0
Total loans 90 days past due and accruing	$0	0	0
Nonaccrual loans
Commercial and industrial	1,933	1,883	4,681
Commercial real estate	3,742	8,007	5,720
Residential real estate	11,833	12,072	11,140
Consumer and other	236	234	240
Total nonaccrual loans	$17,744	22,196	21,781
Troubled debt restructurings not included above	5,234	4,395	3,455
Total nonperforming loans and leases	$22,978	26,591	25,236
Other real estate owned	1,595	1,595	2,047
Total nonperforming assets	$24,573	$28,186	$27,283
Allowance as a percentage of nonperforming loans and leases	175.51%	163.25%	159.34%
Total nonperforming loans and leases as percentage of total loans and leases	0.48%	0.55%	0.54%
Total nonperforming assets as percentage of total assets	0.36%	0.42%	0.41%

1 The March 31, 2019, December 31, 2018, and March 31, 2018 columns in the above table exclude $1.2 million, $1.3 million, and $1.1 million, respectively, of acquired loans that are 90 days past due and accruing interest.  These loans were originally recorded at fair value on the acquisition date of August 1, 2012.  These loans are considered to be accruing as we can reasonably estimate future cash flows on these acquired loans and we expect to fully collect the carrying value of these loans.  Therefore, we are accreting the difference between the carrying value of these loans and their expected cash flows into interest income.

Nonperforming assets include nonaccrual loans, troubled debt restructurings (“TDR”), and foreclosed real estate/other real estate owned. Total nonperforming assets of $24.6 million at March 31, 2019 were down $3.6 million or 12.8% compared to December 31, 2018, and $2.7 million or 9.9% compared to March 31, 2018. Nonperforming assets represented 0.36% of total assets at March 31, 2019, down from 0.42% at December 31, 2018, and 0.41% at March 31, 2018. The Company’s ratio of nonperforming assets to total assets continues to compare favorably to our peer group’s most recent ratio of 0.59% at December 31, 2018. Total nonperforming loans and leases of $23.0 million were down $3.6 million or 13.6% from year end 2018, and $2.3 million or 8.9% from March 31, 2018. Contributing to the decrease in nonperforming loans and leases was the $3.1 million write-down of a single commercial real estate relationship during the first quarter of 2019. This relationship was downgraded and placed on nonaccrual status during the fourth quarter of 2018 and an impairment reserve was established at that time. A breakdown of nonperforming loans and leases by portfolio segment is above.

Loans are considered modified in a TDR when, due to a borrower’s financial difficulties, the Company makes a concession(s) to the borrower that it would not otherwise consider and the borrower could not obtain elsewhere. These modifications may include, among others, an extension of the term of the loan, and granting a period when interest-only payments can be made, with the principal payments made over the remaining term of the loan or at maturity. TDRs are included in the above table within the following categories: “loans 90 days past due and accruing”, “nonaccrual loans”, or “troubled debt restructurings not included above”. Loans in the latter category include loans that meet the definition of a TDR but are performing in accordance with the modified terms and therefore classified as accruing loans. At March 31, 2019, the Company had $6.9 million in TDRs, and of that total $1.7 million were reported as nonaccrual and $5.2 million were considered performing and included in the table above.

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

The Company’s recorded investment in loans and leases that are considered impaired totaled $14.5 million at March 31, 2019, compared to $17.6 million at December 31, 2018 and $18.6 million at March 31, 2018. A loan is impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impaired loans consist of our non-homogenous nonaccrual loans, and all TDRs. Specific reserves on individually identified impaired loans that are not collateral dependent are measured based on the present value of expected future cash flows discounted at the original effective interest rate of each loan. For loans that are collateral dependent, impairment is measured based on the fair value of the collateral less estimated selling costs, and such impaired amounts are generally charged off.

The year to date average recorded investment in impaired loans and leases was $16.0 million at March 31, 2019, compared to $17.2 million at March 31, 2018. At March 31, 2019 and December 31, 2018, there was a specific reserve of $435,000 and $3.8 million, respectively, on impaired loans. The specific reserve of $435,000 at March 31, 2019 was for impaired loans in the originated portfolio; there were no specific reserves for impaired loans in the acquired portfolio. The specific reserve of $3.8 million reported at December 31, 2018 was primarily related to one commercial loan relationship in the originated loan portfolio, which was charged down in the first quarter of 2019. The majority of impaired loans were collateral dependent impaired loans that have limited exposure or require limited specific reserve because of the amount of collateral support with respect to these loans and previous charge-offs. Interest payments on impaired loans are typically applied to principal unless collectability of the principal amount is reasonably assured. In these cases, interest is recognized on a cash basis.

The ratio of the allowance to nonperforming loans and leases (loans past due 90 days and accruing, nonaccrual loans and restructured troubled debt) was 175.51% at March 31, 2019, compared to 163.25% at December 31, 2018, and 159.34% at March 31, 2018. The Company’s nonperforming loans and leases are mostly made up of collateral dependent impaired loans with limited exposure or loans that require limited specific reserve due to the level of collateral available with respect to these loans and/or previous charge-offs.

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

The Company, through its internal loan review function, identified 27 commercial relationships from the originated portfolio and 6 commercial relationships from the acquired portfolio totaling $29.0 million and $1.2 million, respectively at March 31, 2019 that were potential problem loans. At December 31, 2018, the Company had identified 29 relationships totaling $33.7 million in the originated portfolio and 6 relationships totaling $1.2 million in the acquired portfolio that were potential problem loans. Of the 27 commercial relationships in the originated portfolio at March 31, 2019 that were Substandard, there were 10 relationships that equaled or exceeded $1.0 million, which in aggregate totaled $25.9 million, the largest of which was $9.0 million. Of the 6 commercial relationships from the acquired loan portfolio at March 31, 2019 that were Substandard, there were no relationships that equaled or exceeded $1.0 million. The Company continues to monitor these potential problem relationships; however, management cannot predict the extent to which continued weak economic conditions or other factors may further impact borrowers. These loans remain in a performing status due to a variety of factors, including payment history, the value of collateral supporting the credits, and personal or government guarantees. These factors, when considered in the aggregate, give management reason to believe that the current risk exposure on these loans does not warrant accounting for these loans as nonperforming. However, these loans do exhibit certain risk factors, which have the potential to cause them to become nonperforming. Accordingly, management’s attention is focused on these credits, which are reviewed on at least a quarterly basis.

Capital
Total equity was $647.3 million at March 31, 2019, an increase of $26.4 million or 4.3% from December 31, 2018. The increase reflects growth in retained earnings and a decline in accumulated other comprehensive losses.

Additional paid-in capital remained relatively flat, increasing slightly from $366.6 million at December 31, 2018, to $367.2 million at March 31, 2019. The slight increase was primarily attributable to $1.0 million related to stock based compensation, partially offset by $0.2 million related to the exercise of stock options and $0.1 million related to the Company's director deferred compensation plan. Retained earnings increased by $13.4 million from $319.4 million at December 31, 2018, to $332.8 million at March 31, 2019, reflecting net income of $21.0 million less dividends paid of $7.7 million. Accumulated other comprehensive loss decreased from a net loss of $63.2 million at December 31, 2018, to a net loss of $51.0 million at March 31, 2019, reflecting an $11.9 million decrease in unrealized losses on available-for-sale securities due to changes in market rates coupled with a $0.3 million decrease related to post-retirement benefit plans. In connection with the effectiveness of the Basel III Capital Rules on January 1, 2015, the Company elected to opt-out of the requirement to include most components of other comprehensive income in regulatory capital. Accordingly, amounts reported as accumulated other comprehensive income/loss related to net unrealized gain or loss on available-for-sale securities and the funded status of the Company’s defined benefit post-retirement benefit plans do not increase or reduce regulatory capital and are not included in the calculation of risk-based capital and leverage ratios.

Cash dividends paid in the first three months of 2019 totaled approximately $7.7 million or $0.50 per common share, representing 36.4% of year to date 2019 earnings through March 31, 2019, and were up 4.2% over cash dividends of $7.3 million or $0.48 per common share paid in the first three months of 2018.

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

In addition to setting higher minimum capital ratios, the Basel III Capital Rules introduced a capital conservation buffer, which must be added to each of the minimum capital ratios and is designed to absorb losses during periods of economic stress. The capital conservation buffer was phased in over a 3-year period that began on January 1, 2016, and was fully phased-in on January 1, 2019 at 2.5%.

The following table provides a summary of the Company’s capital ratios as of March 31, 2019.

REGULATORY CAPITAL ANALYSIS
March 31, 2019	Actual		Minimum Capital Required - Basel III Fully Phased-In		Well Capitalized Requirement
(dollar amounts in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk weighted assets)	$657,173	13.39%	$515,272	10.50%	$490,735	10.00%
Tier 1 Capital (to risk weighted assets)	$614,924	12.53%	$417,125	8.50%	$392,588	8.00%
Tier 1 Common Equity (to risk weighted assets)	$598,018	12.19%	$343,518	7.00%	$318,978	6.50%
Tier 1 Capital (to average assets)	$614,924	9.24%	$266,159	4.00%	$332,699	5.00%

As of March 31, 2019, the Company’s capital ratios exceeded the minimum required capital ratios plus the fully phased-in capital conservation buffer, and the minimum required capital ratios for well capitalized institutions. The capital levels required to be considered well capitalized, presented in the above table, are based upon prompt corrective action regulations, as amended to reflect the changes under Basel III Capital Rules.

Total capital as a percent of risk weighted assets increased to 13.4% at March 31, 2019, compared with 13.1% as of December 31, 2018. Tier 1 capital as a percent of risk weighted assets increased from 12.2% at the end of 2018 to 12.5% as of March 31, 2019. Tier 1 capital as a percent of average assets was 9.2% at March 31, 2019, which is up from 9.1% at December 31, 2018. Common equity tier 1 capital was 12.2% at the end of the first quarter of 2019, up from 11.8% at the end of 2018.

As of March 31, 2019, the capital ratios for the Company’s subsidiary banks also exceeded the minimum required capital ratios plus the required conservation buffer, the minimum required capital ratios plus the fully phased-in capital conservation buffer, and the minimum required capital ratios for well capitalized institutions.

Deposits and Other Liabilities
Total deposits of $5.0 billion at March 31, 2019 were up $101.0 million or 2.1% from December 31, 2018. The increase from year-end 2018 was primarily in checking, money market and savings balances, which were up $124.4 million or 4.4% from year-end 2018. Non interest bearing deposits and time deposits were down $47.9 million or 3.4% and up $24.4 million or 3.8%, respectively, from year-end 2018.

The most significant source of funding for the Company is core deposits. The Company defines core deposits as total deposits less time deposits of $250,000 or more, brokered deposits and municipal money market deposits. Core deposits were up by $155.2 million or 3.78% to $4.3 billion at March 31, 2019, from year-end 2018. Core deposits represented 85.4% of total deposits at March 31, 2019, compared to 84.0% of total deposits at December 31, 2018.

The Company uses both retail and wholesale repurchase agreements. Retail repurchase agreements are arrangements with local customers of the Company, in which the Company agrees to sell securities to the customer with an agreement to repurchase those securities at a specified later date. Retail repurchase agreements totaled $66.9 million at March 31, 2019, and $81.7 million at December 31, 2018. Management generally views local repurchase agreements as an alternative to large time deposits.

The Company’s other borrowings totaled $923.4 million at March 31, 2019, down $152.6 million or 14.2% from $1.1 billion at December 31, 2018. Borrowings decreased primarily due to seasonal deposit growth from year-end 2018. Borrowings at March 31, 2019 included $554.4 million in FHLB overnight advances, $365.0 million of FHLB term advances, and a $4.0 million advance from a bank. Borrowings at year-end 2018 included $647.1 million in overnight advances from FHLB, $425.0 million of FHLB term advances, and a $4.0 million advance from a bank. Of the $365.0 million in FHLB term advances at March 31, 2019, $90.0 million is due in over one year.

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

Core deposits, discussed above under “Deposits and Other Liabilities”, are a primary and low cost funding source obtained primarily through the Company’s branch network. In addition to core deposits, the Company uses non-core funding sources to support asset growth. These non-core funding sources include time deposits of $250,000 or more, brokered time deposits, national deposit listing services, municipal money market deposits, bank borrowings, securities sold under agreements to repurchase and overnight and term advances from the FHLB. Rates and terms are the primary determinants of the mix of these funding sources. Non-core funding sources of $1.7 billion at March 31, 2019 decreased $221.7 million or 11.4% as compared to year end 2018. The decrease in non-core funding sources reflects mainly a decrease in overnight borrowings with the FHLB compared to year-end 2018. Non-core funding sources, as a percentage of total liabilities, were 28.2% at March 31, 2019, compared to 31.6% at December 31, 2018.

Non-core funding sources may require securities to be pledged against the underlying liability. Securities carried at $1.2 billion at March 31, 2019 and at $1.2 billion at December 31, 2018, were either pledged or sold under agreements to repurchase. Pledged securities represented 82.4% of total securities at March 31, 2019, compared to 77.8% of total securities at December 31, 2018.

Cash and cash equivalents totaled $70.6 million as of March 31, 2019 which decreased from $80.4 million at December 31, 2018. Short-term investments, consisting of securities due in one year or less, increased from $86.8 million at December 31, 2018, to $125.6 million at March 31, 2019.

Cash flow from the loan and investment portfolios provides a significant source of liquidity. These assets may have stated maturities in excess of one year, but have monthly principal reductions. Total mortgage-backed securities, at fair value, were $777.4 million at March 31, 2019 compared with $758.9 million at December 31, 2018. Outstanding principal balances of residential mortgage loans, consumer loans, and leases totaled approximately $1.4 billion at March 31, 2019, down $20.1 million or 1.4% compared with year end 2018. Aggregate amortization from monthly payments on these assets provides significant additional cash flow to the Company.

The Company's liquidity is enhanced by ready access to national and regional wholesale funding sources including Federal funds purchased, repurchase agreements, brokered certificates of deposit, and FHLB advances. Through its subsidiary banks, the Company has borrowing relationships with the FHLB and correspondent banks, which provide secured and unsecured borrowing capacity. At March 31, 2019, the unused borrowing capacity on established lines with the FHLB was $1.2 billion.

As members of the FHLB, the Company’s subsidiary banks can use certain unencumbered mortgage-related assets and securities to secure additional borrowings from the FHLB. At March 31, 2019, total unencumbered residential mortgage loans and securities were $680.1 million. Additional assets may also qualify as collateral for FHLB advances upon approval of the FHLB.

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

The Company’s Board of Directors has set a policy that interest rate risk exposure will remain within a range whereby net interest income will not decline by more than 10% in one year as a result of a 200 basis point parallel change in rates. Based upon the simulation analysis performed as of February 28, 2019, a 200 basis point parallel upward change in interest rates over a one-year time frame would result in a one-year decrease in net interest income from the base case of approximately 4.0%, while a 200 basis point parallel decline in interest rates over a one-year period would result in an increase in one-year net interest income from the base case of 1.4%. The simulation assumes no balance sheet growth and no management action to address balance sheet mismatches.

The decrease in net interest income in the rising rate scenario is a result of the balance sheet showing a more liability sensitive position over a one year time horizon. As such, in the short-term net interest income is expected to trend below the base assumption, as upward adjustments to rate sensitive deposits and short-term funding outpace increases to asset yields which are concentrated in intermediate to longer-term products. As intermediate and longer-term assets continue to reprice/adjust into higher rate environment and funding costs stabilize, net interest income is expected to trend upwards.

In the down 200 rate scenario net interest income increases in the first year as a result of the Company's assets repricing downward to a lesser degree than the rates on the Company's interest-bearing liabilities, mainly deposits and overnight borrowings. Rates on savings and money market accounts have moved up from the historically low levels, allowing for some interest rate relief in the first year of a declining rate scenario. In addition, the model assumes that prepayments accelerate in the down interest rate environment resulting in additional pressure on asset yields as proceeds are reinvested at lower rates.

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

In addition to the simulation analysis, management uses an interest rate gap measure. The table below is a Condensed Static Gap Report, which illustrates the anticipated repricing intervals of assets and liabilities as of March 31, 2019. The Company’s one-year net interest rate gap was a negative $918.4 million or 13.63% of total assets at March 31, 2019, compared with a negative $897.7 million or 13.28% of total assets at December 31, 2018. A negative gap position exists when the amount of interest-bearing liabilities maturing or repricing exceeds the amount of interest-earning assets maturing or repricing within a particular time period. This analysis suggests that the Company’s net interest income is moderately more vulnerable to an increasing rate environment than it is to a prolonged declining interest rate environment. An interest rate gap measure could be significantly affected by external factors such as a rise or decline in interest rates, loan or securities prepayments, and deposit withdrawals.

Condensed Static Gap - March 31, 2019			Repricing Interval
(in thousands)	Total	0-3 months	3-6 months	6-12 months	Cumulative 12 months

Interest-earning assets1	$6,335,575	$1,228,056	$281,325	$535,637	$2,045,018
Interest-bearing liabilities	4,646,556	2,440,789	243,521	279,155	2,963,465
Net gap position		(1,212,733)	37,804	256,482	(918,447)
Net gap position as a percentage of total assets		(18.00)%	0.56%	3.81%	(13.63)%
 1 Balances of available securities are shown at amortized cost

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2019. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this Report on Form 10-Q, the Company’s disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2019, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes in the risk factors previously disclosed under Item 1A. of the Company’s Annual Report on Form 10-K, as amended, for the fiscal year ended December 31, 2018.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

	Total Number of Shares Purchased (a)	Average Price Paid Per Share (b)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (c)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (d)

January 1, 2019 through January 31, 2019	1,442	$79.05	0	383,017
February 1, 2019 through February 28, 2019	525	78.49	0	383,017
March 1, 2019 through March 31, 2019	0	0	0	383,017
Total	1,967	$78.90	0	383,017

Included in the table above are 1,442 shares purchased in January 2019, at an average cost of $79.05, and 517 shares purchased in February 2019, at an average cost of $78.53, by the trustee of the rabbi trust established by the Company under the Company’s Stock Retainer Plan For Eligible Directors of Tompkins Financial Corporation and Participating Subsidiaries, which were part of the director deferred compensation under that plan. In addition, the table includes 8 shares in February 2019 delivered to the Company by employees at an average cost of $76.08 to satisfy mandatory tax withholding requirements upon the vesting of restricted stock under the Company's 2009 Equity Plan.

On July 19, 2018, the Company’s Board of Directors authorized a stock repurchase plan for the Company to repurchase up to 400,000 shares of the Company’s common stock. Purchases could be made over the 24 months following adoption of the plan. The repurchase program could be suspended, modified or terminated by the Board of Directors at any time for any reason.

This plan replaced the Company's existing 400,000 share plan announced in July 2016, which expired in July 2018. Under the current plan, the Company repurchased 16,983 shares through March 31, 2019 at an average cost per share of $73.17.

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

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, formatted in XBRL (eXtensible Business Reporting Language):  (i) Condensed Consolidated Statements of Condition as of March 31, 2019 and December 31, 2018; (ii) Condensed Consolidated Statements of Income for the three months ended March 31, 2019 and 2018; (iii) Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2019 and 2018; (iv) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2019 and 2018; (v) Condensed Consolidated Statements of Changes in Shareholders’ Equity for the three months ended March 31, 2019 and 2018; and (vi) Notes to Unaudited Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	May 8, 2019

TOMPKINS FINANCIAL CORPORATION

By:	/s/ Stephen S. Romaine
Stephen S. Romaine
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Francis M. Fetsko
Francis M. Fetsko
Executive Vice President, Chief Financial Officer, and Chief Operating Officer
(Principal Financial Officer)
(Principal Accounting Officer)