Form 10-Q
period 2019-06-30
TOMPKINS FINANCIAL CORP
filed 2019-08-08
CIK 1005817

United States
Securities and Exchange Commission
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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
(Address of principal executive offices)
14851
(Zip Code)

Registrant’s telephone number, including area code: (888) 503-5753
Former name, former address, and former fiscal year, if changed since last report: NA
Indicate the number of shares of the Registrant’s Common Stock outstanding as of the latest practicable date:

Title of each class	Trading Symbol(s)	Name of exchange on which registered
Common Stock, $0.10 par value	TMP	NYSE American, LLC

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

Indicate the number of shares of the Registrant's Common Stock outstanding as of the latest practicable date: 15,098,185 shares as of July 31, 2019.

TOMPKINS FINANCIAL CORPORATION

FORM 10-Q

TOMPKINS FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CONDITION

(In thousands, except share and per share data)	As of	As of
ASSETS	6/30/2019	12/31/2018
	(unaudited)	(audited)
Cash and noninterest bearing balances due from banks	$79,032	$78,524
Interest bearing balances due from banks	1,981	1,865
Cash and Cash Equivalents	81,013	80,389

Available-for-sale securities, at fair value (amortized cost of $1,190,869 at June 30, 2019 and $1,363,902 at December 31, 2018)	1,189,246	1,332,658
Held-to-maturity securities, at amortized cost (fair value of $143,548 at June 30, 2019 and $139,377 at December 31, 2018)	140,561	140,579
Equity securities, at fair value (amortized cost $1,000 at June 30, 2019 and $1,000 at December 31, 2018)	912	887
Originated loans and leases, net of unearned income and deferred costs and fees	4,608,483	4,568,741
Acquired loans	247,319	265,198
Less: Allowance for loan and lease losses	40,790	43,410
Net Loans and Leases	4,815,012	4,790,529

Federal Home Loan Bank and other stock	40,770	52,262
Bank premises and equipment, net	96,053	97,202
Corporate owned life insurance	82,092	81,928
Goodwill	92,447	92,283
Other intangible assets, net	7,092	7,628
Accrued interest and other assets	109,192	82,091
Total Assets	$6,654,390	$6,758,436
LIABILITIES
Deposits:
Interest bearing:
Checking, savings and money market	2,908,888	2,853,190
Time	684,962	637,295
Noninterest bearing	1,395,047	1,398,474
Total Deposits	4,988,897	4,888,959

Federal funds purchased and securities sold under agreements to repurchase	63,978	81,842
Other borrowings	824,562	1,076,075
Trust preferred debentures	16,949	16,863
Other liabilities	102,327	73,826
Total Liabilities	$5,996,713	$6,137,565
EQUITY
Tompkins Financial Corporation shareholders' equity:
Common Stock - par value $.10 per share: Authorized 25,000,000 shares; Issued: 15,196,629 at June 30, 2019; and 15,348,287 at December 31, 2018	1,520	1,535
Additional paid-in capital	355,284	366,595
Retained earnings	344,513	319,396
Accumulated other comprehensive loss	(40,174)	(63,165)
Treasury stock, at cost – 119,784 shares at June 30, 2019, and 122,227 shares at December 31, 2018	(4,942)	(4,902)
Total Tompkins Financial Corporation Shareholders’ Equity	656,201	619,459

Noncontrolling interests	1,476	1,412
Total Equity	$657,677	$620,871
Total Liabilities and Equity	$6,654,390	$6,758,436

See notes to unaudited condensed consolidated financial statements.

TOMPKINS FINANCIAL CORPORATION
 CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Six Months Ended
(In thousands, except per share data) (Unaudited)	6/30/2019	6/30/2018	6/30/2019	6/30/2018
INTEREST AND DIVIDEND INCOME
Loans	$56,740	$52,757	$112,064	$103,651
Due from banks	10	7	20	13
Available-for-sale securities	7,686	7,729	15,544	15,373
Held-to-maturity securities	863	854	1,721	1,712
Federal Home Loan Bank and other stock	794	796	1,672	1,534
Total Interest and Dividend Income	66,093	62,143	131,021	122,283
INTEREST EXPENSE
Time certificates of deposits of $250,000 or more	774	540	1,360	525
Other deposits	6,816	3,087	12,827	5,870
Federal funds purchased and securities sold under agreements to repurchase	33	34	77	80
Trust preferred debentures	327	306	656	586
Other borrowings	5,825	5,462	11,869	9,821
Total Interest Expense	13,775	9,429	26,789	16,882
Net Interest Income	52,318	52,714	104,232	105,401
Less: Provision for loan and lease losses	601	1,045	1,046	1,612
Net Interest Income After Provision for Loan and Lease Losses	51,717	51,669	103,186	103,789
NONINTEREST INCOME
Insurance commissions and fees	7,752	7,387	15,797	14,781
Investment services income	3,907	4,022	7,991	8,268
Service charges on deposit accounts	2,021	2,080	4,019	4,212
Card services income	2,750	2,621	5,540	4,767
Other income	1,806	4,898	4,284	6,686
Net gain on securities transactions	284	150	296	274
Total Noninterest Income	18,520	21,158	37,927	38,988
NONINTEREST EXPENSE
Salaries and wages	22,088	21,377	43,189	42,375
Other employee benefits	5,662	5,183	11,273	10,559
Net occupancy expense of premises	3,258	3,170	6,859	6,816
Furniture and fixture expense	1,996	1,673	3,975	3,648
FDIC insurance	522	704	1,104	1,371
Amortization of intangible assets	418	443	830	894
Other operating expense	12,126	12,435	23,049	23,043
Total Noninterest Expenses	46,070	44,985	90,279	88,706
Income Before Income Tax Expense	24,167	27,842	50,834	54,071
Income Tax Expense	4,743	5,751	10,338	11,512
Net Income Attributable to Noncontrolling Interests and Tompkins Financial Corporation	19,424	22,091	40,496	42,559
Less: Net Income Attributable to Noncontrolling Interests	32	32	64	64
Net Income Attributable to Tompkins Financial Corporation	$19,392	$22,059	$40,432	$42,495
Basic Earnings Per Share	$1.27	$1.44	$2.64	$2.78
Diluted Earnings Per Share	$1.27	$1.43	$2.63	$2.76

See notes to unaudited condensed consolidated financial statements.

TOMPKINS FINANCIAL CORPORATION
 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended
(In thousands) (Unaudited)	6/30/2019	6/30/2018
Net income attributable to noncontrolling interests and Tompkins Financial Corporation	$19,424	$22,091
Other comprehensive income (loss), net of tax:

Available-for-sale securities:
Change in net unrealized gain/(loss) during the period	10,676	(4,028)
Reclassification adjustment for net realized gain on sale of available-for-sale securities included in net income	(204)	(128)

Employee benefit plans:
Amortization of net retirement plan actuarial loss	302	334
Amortization of net retirement plan prior service cost	2	3

Other comprehensive income (loss)	10,776	(3,819)

Subtotal comprehensive income attributable to noncontrolling interests and Tompkins Financial Corporation	30,200	18,272
Less: Net income attributable to noncontrolling interests	(32)	(32)
Total comprehensive income attributable to Tompkins Financial Corporation	$30,168	$18,240

	Six Months Ended
(In thousands) (Unaudited)	6/30/2019	6/30/2018
Net income attributable to noncontrolling interests and Tompkins Financial Corporation	$40,496	$42,559
Other comprehensive (loss) income, net of tax:

Available-for-sale securities:
Change in net unrealized gain/loss during the period	22,570	(18,638)
Reclassification adjustment for net realized gain on sale of available-for-sale securities included in net income	(204)	(222)

Employee benefit plans:
Amortization of net retirement plan actuarial loss	620	649
Amortization of net retirement plan prior service cost	5	6

Other comprehensive income (loss)	22,991	(18,205)

Subtotal comprehensive income attributable to noncontrolling interests and Tompkins Financial Corporation	63,487	24,354
Less: Net income attributable to noncontrolling interests	(64)	(64)
Total comprehensive income attributable to Tompkins Financial Corporation	$63,423	$24,290

See notes to unaudited condensed consolidated financial statements.

TOMPKINS FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
(In thousands) (Unaudited)	6/30/2019	6/30/2018
OPERATING ACTIVITIES
Net income attributable to Tompkins Financial Corporation	$40,432	$42,495
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	1,046	1,612
Depreciation and amortization of premises, equipment, and software	4,946	4,618
Amortization of intangible assets	830	894
Earnings from corporate owned life insurance	(1,187)	(1,020)
Net amortization on securities	3,579	4,543
Amortization/accretion related to purchase accounting	(660)	(1,291)
Net gain on securities transactions	(296)	(274)
Net gain on sale of loans originated for sale	(114)	(88)
Proceeds from sale of loans originated for sale	9,740	2,019
Loans originated for sale	(7,794)	(1,876)
Net loss (gain) on sale of bank premises and equipment	7	(2,957)
Net excess tax benefit from stock based compensation	485	285
Stock-based compensation expense	2,012	1,696
Increase in accrued interest receivable	(1,284)	(462)
Increase in accrued interest payable	128	219
Other, net	(5,861)	(10,241)
Net Cash Provided by Operating Activities	46,009	40,172
INVESTING ACTIVITIES
Proceeds from maturities, calls and principal paydowns of available-for-sale securities	156,612	69,341
Proceeds from sales of available-for-sale securities	152,056	55,924
Proceeds from maturities, calls and principal paydowns of held-to-maturity securities	5,746	2,638
Purchases of available-for-sale securities	(138,739)	(106,124)
Purchases of held-to-maturity securities	(5,931)	(3,034)
Net increase in loans	(27,004)	(121,813)
Net decrease (increase) in Federal Home Loan Bank stock	11,492	(8,272)
Proceeds from sale of bank premises and equipment	40	3,257
Purchases of bank premises, equipment and software	(2,724)	(10,908)
Net cash used in acquisition	(436)	0
Other, net	1,221	132
Net Cash Provided by (Used in) Investing Activities	152,333	(118,859)
FINANCING ACTIVITIES
Net increase in demand, money market, and savings deposits	52,271	67,667
Net increase (decrease) in time deposits	48,082	(112,315)
Net decrease in Federal funds purchased and securities sold under agreements to repurchase	(17,864)	(23,135)
Increase in other borrowings	132,751	415,931
Repayment of other borrowings	(384,265)	(257,717)
Cash dividends	(15,315)	(14,664)
Repurchase of common stock	(12,284)	(1,206)
Shares issued for employee stock ownership plan	0	3,073
Net shares issued related to restricted stock awards	(384)	(363)
Net proceeds from exercise of stock options	(710)	(214)
Net Cash (Used in) Provided by Financing Activities	(197,718)	77,057
Net Increase/Decrease in Cash and Cash Equivalents	624	(1,630)
Cash and cash equivalents at beginning of period	80,389	84,303
Total Cash and Cash Equivalents at End of Period	$81,013	$82,673

See notes to unaudited condensed consolidated financial statements.

TOMPKINS FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
(In thousands) (Unaudited)	6/30/2019	6/30/2018
Supplemental Information:
Cash paid during the year for - Interest	$27,135	$17,594
Cash paid during the year for - Taxes	7,108	14,351
Transfer of loans to other real estate owned	635	185

See notes to unaudited condensed consolidated financial statements.

TOMPKINS FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

(In thousands except share and per share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Non- controlling Interests	Total
Balances at April 1, 2018	$1,532	$366,666	$279,830	$(65,617)	$(4,444)	$1,444	$579,411
Net income attributable to noncontrolling interests and Tompkins Financial Corporation			22,059			32	22,091
Other comprehensive (loss)				(3,819)			(3,819)
Total Comprehensive Income							18,272
Cash dividends ($0.48 per share)			(7,336)				(7,336)
Net exercise of stock options (3,173 shares)		(177)					(177)
Stock-based compensation expense		841					841
Directors deferred compensation plan (1,967 shares)		153			(153)		0
Restricted stock activity ((10,078) shares)		(362)					(362)
Balances at June 30, 2018	$1,532	$367,121	$294,553	$(69,436)	$(4,597)	$1,476	$590,649

Balances at April 1, 2019	$1,535	$367,245	$332,779	$(50,950)	$(4,786)	$1,444	$647,267
Net income attributable to noncontrolling interests and Tompkins Financial Corporation			19,392			32	19,424
Other comprehensive income				10,776			10,776
Total Comprehensive Income							30,200
Cash dividends ($0.50 per share)			(7,658)				(7,658)
Net exercise of stock options (7,303 shares)	1	(492)					(491)
Stock-based compensation expense		1,027					1,027
Directors deferred compensation plan (2,027 shares)		156			(156)		0
Restricted stock activity ((5,569) shares)		(384)					(384)
Balances at June 30, 2019	$1,520	$355,284	$344,513	$(40,174)	$(4,942)	$1,476	$657,677

(In thousands except share and per share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Non- controlling Interests	Total
Balances at January 1, 2018	$1,530	$364,031	$265,007	$(51,296)	$(4,492)	$1,422	$576,202
Net income attributable to noncontrolling interests and Tompkins Financial Corporation			42,495			64	42,559
Other comprehensive (loss)				(18,205)			(18,205)
Total Comprehensive Income							24,354
Cash dividends ($0.96 per share)			(14,664)				(14,664)
Net exercise of stock options (4,843 shares)		(214)					(214)
Common stock repurchased and returned to unissued status (15,500 shares)	(1)	(1,204)					(1,205)
Stock-based compensation expense		1,696					1,696
Shares issued for employee stock ownership plan (38,883 shares)	4	3,069					3,073
Directors deferred compensation plan ((2,251) shares)		105			(105)		0
Restricted stock activity ((15,410) shares)	(1)	(362)					(363)
Adoption of Accounting Guidance ASU 2016-01			(65)	65			0
Adoption of Accounting Guidance ASU 2014-09			1,780				1,780
Partial repurchase of noncontrolling interest						(10)	(10)
Balances at June 30, 2018	$1,532	$367,121	$294,553	$(69,436)	$(4,597)	$1,476	$590,649

Balances at January 1, 2019	$1,535	$366,595	$319,396	$(63,165)	$(4,902)	$1,412	$620,871
Net income attributable to noncontrolling interests and Tompkins Financial Corporation			40,432			64	40,496
Other comprehensive income				22,991			22,991
Total Comprehensive Income							63,487
Cash dividends ($1.00 per share)			(15,315)				(15,315)
Net exercise of stock options (12,299 shares)	1	(711)					(710)
Common stock repurchased and returned to unissued status (155,093 shares)	(16)	(12,268)					(12,284)
Stock-based compensation expense		2,012					2,012
Directors deferred compensation plan ((2,443) shares)		40			(40)		0
Restricted stock activity ((8,864) shares)		(384)					(384)
Balances at June 30, 2019	$1,520	$355,284	$344,513	$(40,174)	$(4,942)	$1,476	$657,677

See notes to unaudited condensed consolidated financial statements

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Business

Tompkins Financial Corporation (“Tompkins” or the “Company”) is headquartered in Ithaca, New York and is registered as a Financial Holding Company with the Federal Reserve Board under the Bank Holding Company Act of 1956, as amended. The Company is a locally oriented, community-based financial services organization that offers a full array of products and services, including commercial and consumer banking, leasing, trust and investment management, financial planning and wealth management, and insurance services. At June 30, 2019, the Company’s subsidiaries included: four wholly-owned banking subsidiaries, Tompkins Trust Company (the “Trust Company”), The Bank of Castile (DBA Tompkins Bank of Castile), Mahopac Bank (DBA Tompkins Mahopac Bank), VIST Bank (DBA Tompkins VIST Bank); and a wholly-owned insurance agency subsidiary, Tompkins Insurance Agencies, Inc. (“Tompkins Insurance”). The trust division of the Trust Company provides a full array of investment services, including investment management, trust and estate, financial and tax planning as well as life, disability and long-term care insurance services. The Company’s principal offices are located at 118 E. Seneca Street, Ithaca, New York, 14850, and its telephone number is (888) 503-5753. The Company’s common stock is traded on the NYSE American under the Symbol “TMP.”

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

ASU No. 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” ASU 2016-13 requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts and requires enhanced disclosures related to the significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an organization’s portfolio. In addition, ASU 2016-13 amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. ASU 2016-13 will be effective on January 1, 2020. Tompkins is currently evaluating the requirements of the new guidance. The Company has been evaluating the guidance through a cross-functional committee with members from Finance, Accounting, Risk Management, Internal Audit, and Credit Administration, along with the engagement of a third party. The Company continues to evaluate model output with respect to modeling assumptions, including the impact of forecasted economic conditions. The Company will continue to develop accounting policies and procedures and continue the validation of models. The Company does not expect a significant impact to capital through the adoption of the guidance. The extent of any impact to our allowance will depend, in part, upon the composition of our loan portfolio at the adoption date as well as economic conditions and loss forecasts at that date.

4. Securities

Available-for-Sales Securities
The following table summarizes available-for-sale securities held by the Company at June 30, 2019:

	Available-for-Sale Securities
June 30, 2019	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(In thousands)
U.S. Treasuries	$280	$0	$2	$278
Obligations of U.S. Government sponsored entities	348,360	1,562	260	349,662
Obligations of U.S. states and political subdivisions	79,891	927	35	80,783
Mortgage-backed securities – residential, issued by
U.S. Government agencies	169,799	1,289	1,533	169,555
U.S. Government sponsored entities	590,032	2,371	5,874	586,529
Non-U.S. Government agencies or sponsored entities	7	0	0	7
U.S. corporate debt securities	2,500	0	68	2,432
Total available-for-sale securities	$1,190,869	$6,149	$7,772	$1,189,246

 The following table summarizes available-for-sale securities held by the Company at December 31, 2018:

	Available-for-Sale Securities
December 31, 2018	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(In thousands)
U.S. Treasuries	$289	$0	$0	$289
Obligations of U.S. Government sponsored entities	493,371	$80	$7,553	485,898
Obligations of U.S. states and political subdivisions	86,260	113	933	85,440
Mortgage-backed securities – residential, issued by
U.S. Government agencies	131,831	168	3,732	128,267
U.S. Government sponsored entities	649,620	537	19,599	630,558
Non-U.S. Government agencies or sponsored entities	31	0	0	31
U.S. corporate debt securities	2,500	0	325	2,175
Total available-for-sale securities	$1,363,902	$898	$32,142	$1,332,658

Held-to-Maturity Securities
The following table summarizes held-to-maturity securities held by the Company at June 30, 2019:

	Held-to-Maturity Securities
June 30, 2019	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(In thousands)
Obligations of U.S. Government sponsored entities	$131,103	$2,954	$0	$134,057
Obligations of U.S. states and political subdivisions	9,458	34	1	9,491
Total held-to-maturity debt securities	$140,561	$2,988	$1	$143,548

The following table summarizes held-to-maturity securities held by the Company at December 31, 2018:

	Held-to-Maturity Securities
December 31, 2018	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(In thousands)
Obligations of U.S. Government sponsored entities	$131,306	$0	$1,198	$130,108
Obligations of U.S. states and political subdivisions	9,273	20	24	9,269
Total held-to-maturity debt securities	$140,579	$20	$1,222	$139,377

The Company may from time to time sell investment securities from its available-for-sale portfolio. Realized gains on available-for-sale securities were $866,000 for the three and six months ended June 30, 2019 and $172,000 and $297,000 for the same periods during 2018. Realized losses on available-for-sale securities were $595,000 for the three and six months ended June 30, 2019 and $3,000 for the same periods during 2018. The sales of available-for-sale investment securities were the result of general investment portfolio and interest rate risk management. The Company also recognized gains of $13,000 and $25,000 for the three and six months ended June 30, 2019, on equity securities, reflecting the change in fair value. The Company recognized losses of $20,000 for the three and six months ended June 30, 2018, on equity securities, reflecting the change in fair value.

The following table summarizes available-for-sale securities that had unrealized losses at June 30, 2019:

	Less than 12 Months		12 Months or Longer		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasuries	$278	$2	$0	$0	$278	$2
Obligations of U.S. Government sponsored entities	0	0	149,248	260	149,248	260
Obligations of U.S. states and political subdivisions	5,817	8	5,021	27	10,838	35

Mortgage-backed securities – residential, issued by
U.S. Government agencies	23,908	184	73,414	1,349	97,322	1,533
U.S. Government sponsored entities	20,391	43	409,292	5,831	429,683	5,874
U.S. corporate debt securities	0	0	2,432	68	2,432	68
Total available-for-sale securities	$50,394	$237	$639,407	$7,535	$689,801	$7,772

The following table summarizes available-for-sale securities that had unrealized losses at December 31, 2018:

	Less than 12 Months		12 Months or Longer		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of U.S. Government sponsored entities	$21,660	$183	$449,141	$7,370	$470,801	$7,553
Obligations of U.S. states and political subdivisions	11,971	19	49,756	914	61,727	933

Mortgage-backed securities – residential, issued by
U.S. Government agencies	16,854	22	96,247	3,710	113,101	3,732
U.S. Government sponsored entities	61,163	662	512,216	18,937	573,379	19,599
U.S. corporate debt securities	0	0	2,175	325	2,175	325
Total available-for-sale securities	$111,648	$886	$1,109,535	$31,256	$1,221,183	$32,142

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

The following table summarizes held-to-maturity securities that had unrealized losses at June 30, 2019.

	Less than 12 Months		12 Months or Longer		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of U.S. states and political subdivisions	$1,290	$1	$0	$0	$1,290	$1
Total held-to-maturity securities	$1,290	$1	$0	$0	$1,290	$1

The following table summarizes held-to-maturity securities that had unrealized losses at December 31, 2018.

	Less than 12 Months		12 Months or Longer		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of U.S. Government sponsored entities	$4,980	$9	$125,128	$1,189	$130,108	$1,198

Obligations of U.S. states and political subdivisions	8,127	24	0	0	8,127	24
Total held-to-maturity securities	$13,107	$33	$125,128	$1,189	$138,235	$1,222

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

The Company does not intend to sell other-than-temporarily impaired investment securities that are in an unrealized loss position until recovery of unrealized losses (which may be until maturity), and it is not more-likely-than not that the Company will be required to sell the investment securities, before recovery of their amortized cost basis, which may be at maturity. Accordingly, as of June 30, 2019, and December 31, 2018, management has determined that the unrealized losses detailed in the tables above are not other-than-temporary.

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

The Company considers the following factors in determining whether a credit loss exists.

•	The length of time and the extent to which the fair value has been less than the amortized cost basis;

•	The level of credit enhancement provided by the structure which includes, but is not limited to, credit subordination positions, excess spreads, over collateralization, protective triggers;

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

As a result of the other-than-temporarily impairment review process, the Company does not consider any investment security held at June 30, 2019 to be other-than-temporarily impaired.

The amortized cost and estimated fair value of debt securities by contractual maturity are shown in the following table. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Mortgage-backed securities are shown separately since they are not due at a single maturity date.

June 30, 2019
(In thousands)	Amortized Cost	Fair Value
Available-for-sale securities:
Due in one year or less	$100,288	$100,208
Due after one year through five years	216,859	218,049
Due after five years through ten years	101,881	102,879
Due after ten years	12,003	12,019
Total	431,031	433,155
Mortgage-backed securities	759,838	756,091
Total available-for-sale debt securities	$1,190,869	$1,189,246

December 31, 2018
(In thousands)	Amortized Cost	Fair Value
Available-for-sale securities:
Due in one year or less	$78,160	$77,930
Due after one year through five years	355,499	350,470
Due after five years through ten years	139,560	136,734
Due after ten years	9,201	8,668
Total	582,420	573,802
Mortgage-backed securities	781,482	758,856
Total available-for-sale debt securities	$1,363,902	$1,332,658

June 30, 2019
(In thousands)	Amortized Cost	Fair Value
Held-to-maturity securities:
Due in one year or less	$14,385	$14,402
Due after one year through five years	96,145	97,892
Due after five years through ten years	30,031	31,254
Total held-to-maturity debt securities	$140,561	$143,548

December 31, 2018
(In thousands)	Amortized Cost	Fair Value
Held-to-maturity securities:
Due in one year or less	$8,850	$8,832
Due after one year through five years	86,520	85,645
Due after five years through ten years	45,209	44,900
Total held-to-maturity debt securities	$140,579	$139,377

The Company also holds non-marketable Federal Home Loan Bank New York (“FHLBNY”) stock, non-marketable Federal Home Loan Bank Pittsburgh (“FHLBPITT”) stock and non-marketable Atlantic Community Bankers Bank ("ACBB") stock, all of which are required to be held for regulatory purposes and for borrowing availability. The required investment in FHLB stock is tied to the Company’s borrowing levels with the FHLB. Holdings of FHLBNY stock, FHLBPITT stock, and ACBB stock totaled $30.8 million, $9.9 million and $95,000 at June 30, 2019, respectively. These securities are carried at par, which is also cost. The FHLBNY and FHLBPITT continue to pay dividends and repurchase stock. Quarterly, we evaluate our investment in the FHLB for impairment. We evaluate recent and long-term operating performance, liquidity, funding and capital positions, stock repurchase history, dividend history and impact of legislative and regulatory changes. Based on our most recent evaluation, as of June 30, 2019, we have determined that no impairment write-downs are currently required.

5. Loans and Leases
Loans and Leases at June 30, 2019 and December 31, 2018 were as follows:

	6/30/2019			12/31/2018
(In thousands)	Originated	Acquired	Total Loans and Leases	Originated	Acquired	Total Loans and Leases
Commercial and industrial
Agriculture	93,406	0	93,406	107,494	0	107,494
Commercial and industrial other	908,945	41,438	950,383	926,429	43,712	970,141
Subtotal commercial and industrial	1,002,351	41,438	1,043,789	1,033,923	43,712	1,077,635
Commercial real estate
Construction	185,677	1,361	187,038	164,285	1,384	165,669
Agriculture	180,479	219	180,698	170,005	224	170,229
Commercial real estate other	1,869,057	165,183	2,034,240	1,827,279	177,484	2,004,763
Subtotal commercial real estate	2,235,213	166,763	2,401,976	2,161,569	179,092	2,340,661
Residential real estate
Home equity	204,058	18,655	222,713	208,459	21,149	229,608
Mortgages	1,081,835	19,658	1,101,493	1,083,802	20,484	1,104,286
Subtotal residential real estate	1,285,893	38,313	1,324,206	1,292,261	41,633	1,333,894
Consumer and other
Indirect	14,003	0	14,003	12,663	0	12,663
Consumer and other	58,881	805	59,686	57,565	761	58,326
Subtotal consumer and other	72,884	805	73,689	70,228	761	70,989
Leases	15,857	0	15,857	14,556	0	14,556
Total loans and leases	4,612,198	247,319	4,859,517	4,572,537	265,198	4,837,735
Less: unearned income and deferred costs and fees	(3,715)	0	(3,715)	(3,796)	0	(3,796)
Total loans and leases, net of unearned income and deferred costs and fees	4,608,483	247,319	4,855,802	4,568,741	265,198	4,833,939

The outstanding principal balance and the related carrying amount of the Company’s loans acquired in the VIST Bank acquisition are as follows at June 30, 2019 and December 31, 2018:

(In thousands)	06/30/2019	12/31/2018
Acquired Credit Impaired Loans
Outstanding principal balance	$12,100	$12,822
Carrying amount	10,464	11,036

Acquired Non-Credit Impaired Loans
Outstanding principal balance	238,802	256,265
Carrying amount	236,855	254,162

Total Acquired Loans
Outstanding principal balance	250,902	269,087
Carrying amount	247,319	265,198

The Company has adopted comprehensive lending policies, underwriting standards and loan review procedures. Management reviews these policies and procedures on a regular basis. The Company discussed its lending policies and underwriting guidelines for its various lending portfolios in Note 3 – “Loans and Leases” in the Notes to Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. There have been no significant changes in these policies and guidelines since the date of that report. As such, these policies are reflective of new originations as well as those balances held at June 30, 2019. The Company’s Board of Directors approves the lending policies at least annually. The Company recognizes that exceptions to policy guidelines may occasionally occur and has established procedures for approving exceptions to these policy guidelines. Management has also implemented reporting systems to monitor loan origination, loan quality, concentrations of credit, loan delinquencies and nonperforming loans and potential problem loans.

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

The below table is an age analysis of past due loans, segregated by originated and acquired loan and lease portfolios, and by class of loans, as of June 30, 2019 and December 31, 2018.

June 30, 2019
(In thousands)	30-89 days	90 days or more	Current Loans	Total Loans	90 days and accruing[1]	Nonaccrual
Originated Loans and Leases
Commercial and industrial
Agriculture	$0	$0	$93,406	$93,406	$0	$0
Commercial and industrial other	170	2,440	906,335	908,945	0	1,867
Subtotal commercial and industrial	170	2,440	999,741	1,002,351	0	1,867
Commercial real estate
Construction	210	0	185,467	185,677	0	0
Agriculture	149	0	180,330	180,479	0	0
Commercial real estate other	416	1,441	1,867,200	1,869,057	0	5,230
Subtotal commercial real estate	775	1,441	2,232,997	2,235,213	0	5,230
Residential real estate
Home equity	927	692	202,439	204,058	0	1,984
Mortgages	1,483	2,052	1,078,300	1,081,835	0	7,283
Subtotal residential real estate	2,410	2,744	1,280,739	1,285,893	0	9,267
Consumer and other
Indirect	323	22	13,658	14,003	0	105
Consumer and other	205	18	58,658	58,881	0	74
Subtotal consumer and other	528	40	72,316	72,884	0	179
Leases	0	0	15,857	15,857	0	0
Total loans and leases	3,883	6,665	4,601,650	4,612,198	0	16,543
Less: unearned income and deferred costs and fees	0	0	(3,715)	(3,715)	0	0
Total originated loans and leases, net of unearned income and deferred costs and fees	$3,883	$6,665	$4,597,935	$4,608,483	$0	$16,543
Acquired Loans and Leases
Commercial and industrial
Commercial and industrial other	0	5	41,433	41,438	5	7
Subtotal commercial and industrial	0	5	41,433	41,438	5	7
Commercial real estate
Construction	0	0	1,361	1,361	0	0
Agriculture	0	0	219	219	0	0
Commercial real estate other	0	835	164,348	165,183	551	309
Subtotal commercial real estate	0	835	165,928	166,763	551	309
Residential real estate
Home equity	492	261	17,902	18,655	59	1,053
Mortgages	1	1,030	18,627	19,658	614	994
Subtotal residential real estate	493	1,291	36,529	38,313	673	2,047
Consumer and other
Consumer and other	0	0	805	805	0	0
Subtotal consumer and other	0	0	805	805	0	0
Total acquired loans and leases, net of unearned income and deferred costs and fees	$493	$2,131	$244,695	$247,319	$1,229	$2,363

December 31, 2018
(In thousands)	30-89 days	90 days or more	Current Loans	Total Loans	90 days and accruing[1]	Nonaccrual
Originated loans and leases
Commercial and industrial
Agriculture	$0	$0	$107,494	$107,494	$0	$0
Commercial and industrial other	2,367	1,659	922,403	926,429	0	1,861
Subtotal commercial and industrial	2,367	1,659	1,029,897	1,033,923	0	1,861
Commercial real estate
Construction	0	0	164,285	164,285	0	0
Agriculture	71	0	169,934	170,005	0	0
Commercial real estate other	1,201	1,856	1,824,222	1,827,279	0	7,691
Subtotal commercial real estate	1,272	1,856	2,158,441	2,161,569	0	7,691
Residential real estate
Home equity	986	1,026	206,447	208,459	0	1,784
Mortgages	2,693	4,027	1,077,082	1,083,802	0	7,770
Subtotal residential real estate	3,679	5,053	1,283,529	1,292,261	0	9,554
Consumer and other
Indirect	333	59	12,271	12,663	0	155
Consumer and other	187	24	57,354	57,565	0	79
Subtotal consumer and other	520	83	69,625	70,228	0	234
Leases	0	0	14,556	14,556	0	0
Total loans and leases	7,838	8,651	4,556,048	4,572,537	0	19,340
Less: unearned income and deferred costs and fees	0	0	(3,796)	(3,796)	0	0
Total originated loans and leases, net of unearned income and deferred costs and fees	$7,838	$8,651	$4,552,252	$4,568,741	$0	$19,340
Acquired loans and leases
Commercial and industrial
Commercial and industrial other	0	10	43,702	43,712	10	22
Subtotal commercial and industrial	0	10	43,702	43,712	10	22
Commercial real estate
Construction	0	0	1,384	1,384	0	0
Agriculture	0	0	224	224	0	0
Commercial real estate other	0	839	176,645	177,484	525	316
Subtotal commercial real estate	0	839	178,253	179,092	525	316
Residential real estate
Home equity	46	803	20,300	21,149	59	1,414
Mortgages	18	969	19,497	20,484	722	1,104
Subtotal residential real estate	64	1,772	39,797	41,633	781	2,518
Consumer and other
Consumer and other	3	0	758	761	0	0
Subtotal consumer and other	3	0	758	761	0	0
Total acquired loans and leases, net of unearned income and deferred costs and fees	$67	$2,621	$262,510	$265,198	$1,316	$2,856
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

Since the methodology is based upon historical experience and trends as well as management’s judgment, factors may arise that result in different estimates. Significant factors that could give rise to changes in these estimates may include, but are not limited to, changes in economic conditions in the local area, concentration of risk, changes in interest rates, and declines in local property values. While management’s evaluation of the allowance as of June 30, 2019, considers the allowance to be appropriate, under adversely different conditions or assumptions, the Company would need to increase or decrease the allowance.

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

The following tables detail activity in the allowance for loan and lease losses segregated by originated and acquired loan and lease portfolios and by portfolio segment for the three and six months ended June 30, 2019 and 2018. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

Three Months Ended June 30, 2019
(In thousands)	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer and Other	Finance Leases	Total
Allowance for originated loans and leases
Beginning balance	$11,523	$21,045	$6,404	$1,273	$0	$40,245

Charge-offs	(100)	(55)	(3)	(198)	0	(356)
Recoveries	6	94	56	54	0	210
Provision (credit)	114	(130)	396	210	0	590
Ending Balance	$11,543	$20,954	$6,853	$1,339	$0	$40,689

Three Months Ended June 30, 2019
(In thousands)	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer and Other	Finance Leases	Total
Allowance for acquired loans
Beginning balance	$0	$25	$58	$0	$0	$83

Charge-offs	(3)	0	(23)	(3)	0	(29)
Recoveries	17	4	15	0	0	36
Provision (credit)	(14)	22	(6)	9	0	11
Ending Balance	$0	$51	$44	$6	$0	$101

Three Months Ended June 30, 2018
(In thousands)	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer and Other	Finance Leases	Total
Allowance for originated loans and leases
Beginning balance	$12,431	$20,402	$5,972	$1,302	$0	$40,107

Charge-offs	(103)	(60)	(21)	(650)	0	(834)
Recoveries	2	176	94	531	0	803
Provision (credit)	536	252	102	145	0	1,035
Ending Balance	$12,866	$20,770	$6,147	$1,328	$0	$41,111

Three Months Ended June 30, 2018
(In thousands)	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer and Other	Covered Loans	Total
Allowance for acquired loans
Beginning balance	$25	$0	$73	$6	$0	$104

Charge-offs	0	0	(103)	0	0	(103)
Recoveries	36	15	50	2	0	103
Provision (credit)	(42)	10	45	(3)	0	10
Ending Balance	$19	$25	$65	$5	$0	$114

Six Months Ended June 30, 2019
(In thousands)	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer and Other	Finance Leases	Total
Allowance for originated loans and leases
Beginning balance	$11,217	$23,483	$7,317	$1,304	$0	$43,321

Charge-offs	(480)	(3,398)	(21)	(378)	0	(4,277)
Recoveries	49	95	282	149	0	575
Provision (credit)	757	774	(725)	264		1,070
Ending Balance	$11,543	$20,954	$6,853	$1,339	$0	$40,689

Six Months Ended June 30, 2019
(In thousands)	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer and Other	Covered Loans	Total
Allowance for acquired loans
Beginning balance	$55	$0	$28	$6	$0	$89

Charge-offs	(3)	0	(23)	(3)	0	(29)
Recoveries	33	10	22	0	0	65
Provision (credit)	(85)	41	17	3	0	(24)
Ending Balance	$0	$51	$44	$6	$0	$101

Six Months Ended June 30, 2018
(In thousands)	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer and Other	Finance Leases	Total
Allowance for originated loans and leases
Beginning balance	$11,812	$20,412	$6,161	$1,301	$0	$39,686

Charge-offs	(106)	(60)	(206)	(942)	0	(1,314)
Recoveries	8	346	136	606	0	1,096
Provision (credit)	1,152	72	56	363	0	1,643
Ending Balance	$12,866	$20,770	$6,147	$1,328	$0	$41,111

Six Months Ended June 30, 2018
(In thousands)	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer and Other	Covered Loans	Total
Allowance for acquired loans
Beginning balance	$25	$0	$54	$6	$0	$85

Charge-offs	(1)	0	(103)	0	0	(104)
Recoveries	56	23	83	2	0	164
Provision (credit)	(61)	2	31	(3)	0	(31)
Ending Balance	$19	$25	$65	$5	$0	$114

At June 30, 2019 and December 31, 2018, the allocation of the allowance for loan and lease losses summarized on the basis of the Company’s impairment methodology was as follows:

(In thousands)	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer and Other	Finance Leases	Total
Allowance for originated loans and leases
June 30, 2019
Individually evaluated for impairment	$300	$600	$0	$0	$0	$900
Collectively evaluated for impairment	11,243	20,354	6,853	1,339	0	39,789
Ending balance	$11,543	$20,954	$6,853	$1,339	$0	$40,689

(In thousands)	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer and Other	Covered Loans	Total
Allowance for acquired loans
June 30, 2019
Individually evaluated for impairment	$0	$0	$0	$0	$0	$0
Collectively evaluated for impairment	0	51	44	6	0	101
Ending balance	$0	$51	$44	$6	$0	$101

(In thousands)	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer and Other	Finance Leases	Total
Allowance for originated loans and leases
December 31, 2018
Individually evaluated for impairment	$397	$3,365	$0	$0	$0	$3,762
Collectively evaluated for impairment	10,820	20,118	7,317	1,304	0	39,559
Ending balance	$11,217	$23,483	$7,317	$1,304	$0	$43,321

(In thousands)	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer and Other	Covered Loans	Total
Allowance for acquired loans
December 31, 2018
Individually evaluated for impairment	$0	$0	$0	$0	$0	$0
Collectively evaluated for impairment	55	0	28	6	0	89
Ending balance	$55	$0	$28	$6	$0	$89

The recorded investment in loans and leases summarized on the basis of the Company’s impairment methodology as of June 30, 2019 and December 31, 2018 was as follows:

(In thousands)	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer and Other	Finance Leases	Total
Originated loans and leases
June 30, 2019
Individually evaluated for impairment	$1,770	$5,938	$3,970	$0	$0	$11,678
Collectively evaluated for impairment	1,000,581	2,229,275	1,281,923	72,884	15,857	4,600,520
Total	$1,002,351	$2,235,213	$1,285,893	$72,884	$15,857	$4,612,198

(In thousands)	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer and Other	Covered Loans	Total
Acquired loans
June 30, 2019
Individually evaluated for impairment	$12	$861	$2,631	$0	$0	$3,504
Loans acquired with deteriorated credit quality	184	5,800	4,480	0	0	10,464
Collectively evaluated for impairment	41,242	160,102	31,202	805	0	233,351
Total	$41,438	$166,763	$38,313	$805	$0	$247,319

(In thousands)	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer and Other	Finance Leases	Total
Originated loans and leases
December 31, 2018
Individually evaluated for impairment	$1,864	$8,388	$3,915	$0	$0	$14,167
Collectively evaluated for impairment	1,032,059	2,153,181	1,288,346	70,228	14,556	4,558,370
Total	$1,033,923	$2,161,569	$1,292,261	$70,228	$14,556	$4,572,537

(In thousands)	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer and Other	Covered Loans	Total
Acquired loans
December 31, 2018
Individually evaluated for impairment	$32	$842	$2,564	$0	$0	$3,438
Loans acquired with deteriorated credit quality	153	5,852	5,031	0	0	11,036
Collectively evaluated for impairment	43,527	172,398	34,038	761	0	250,724
Total	$43,712	$179,092	$41,633	$761	$0	$265,198

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

	June 30, 2019			December 31, 2018
(In thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
Originated loans and leases with no related allowance

Commercial and industrial
Commercial and industrial other	$1,174	$1,374	$0	$183	$271	$0
Commercial real estate
Commercial real estate other	2,904	2,904	0	3,205	3,405	0
Residential real estate
Home equity	3,970	4,184	0	3,915	4,168	0
Subtotal	8,048	8,462	0	7,303	7,844	0

Originated loans and leases with related allowance

Commercial and industrial
Commercial and industrial other	596	696	300	5,183	5,183	3,365
Commercial real estate
Commercial real estate other	3,034	3,034	600	1,681	1,681	397
Subtotal	3,630	3,730	900	6,864	6,864	3,762
Total	$11,678	$12,192	$900	$14,167	$14,708	$3,762

	June 30, 2019			December 31, 2018
(In thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
Acquired loans with no related allowance

Commercial and industrial
Commercial and industrial other	$12	$12	$0	$32	$32	$0
Commercial real estate
Commercial real estate other	861	943	0	842	924	0
Residential real estate
Home equity	2,631	2,734	0	2,564	2,696	0
Total	$3,504	$3,689	$0	$3,438	$3,652	$0

The average recorded investment and interest income recognized on impaired loans for the three months ended June 30, 2019 and 2018 was as follows:

	Three Months Ended June 30, 2019		Three Months Ended June 30, 2018
(In thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Originated loans and leases with no related allowance

Commercial and industrial
Commercial and industrial other	$1,331	$0	$3,227	$0
Commercial real estate
Commercial real estate other	3,718	0	6,407	0
Residential real estate
Home equity	4,009	0	4,016	0
Subtotal	$9,058	$0	$13,650	$0

Originated loans and leases with related allowance

Commercial and industrial
Commercial and industrial other	693	0	1,300	0
Commercial real estate
Commercial real estate other	1,579	0	36	0
Subtotal	$2,272	$0	$1,336	$0
Total	$11,330	$0	$14,986	$0

	Three Months Ended June 30, 2019		Three Months Ended June 30, 2018
(In thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Acquired loans and leases with no related allowance

Commercial and industrial
Commercial and industrial other	$12	$0	$270	$0
Commercial real estate
Commercial real estate other	851	0	1,479	0
Residential real estate
Home equity	2,557	0	1,786	0
Subtotal	$3,420	$0	$3,535	$0

Acquired loans and leases with related allowance

Commercial real estate
Commercial real estate other	0	0	37	0
Subtotal	$0	$0	$37	$0
Total	$3,420	$0	$3,572	$0

The average recorded investment and interest income recognized on impaired loans for the six months ended June 30, 2019 and 2018 was as follows:

	Six Months Ended June 30, 2019		Six Months Ended June 30, 2018
(In thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Originated loans and leases with no related allowance

Commercial and industrial
Commercial and industrial other	$2,352	$0	$2,104	$0
Commercial real estate
Commercial real estate other	5,400	0	6,084	0
Residential real estate
Home equity	3,994	0	3,758	0
Subtotal	$11,746	$0	$11,946	$0

Originated loans and leases with related allowance

Commercial and industrial
Commercial and industrial other	487	0	789	0
Commercial real estate
Commercial real estate other	706	0	14	0
Subtotal	$1,193	$0	$803	$0
Total	$12,939	$0	$12,749	$0

	Six Months Ended June 30, 2019		Six Months Ended June 30, 2018
(In thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Acquired loans and leases with no related allowance

Commercial and industrial
Commercial and industrial other	$35	$0	$138	$0
Commercial real estate
Construction	0	0	0	0
Commercial real estate other	896	0	1,637	0
Residential real estate
Home equity	2,591	0	1,966	0
Subtotal	$3,522	$0	$3,741	$0

Acquired loans and leases with related allowance

Commercial real estate
Commercial real estate other	0	0	15	0
Subtotal	$0	$0	$15	$0
Total	$3,522	$0	$3,756	$0

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

The following tables present information on loans modified in troubled debt restructuring during the periods indicated.

	Three Months Ended
June 30, 2019				Defaulted TDRs[2]
(In thousands)	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Loans	Post-Modification Outstanding Recorded Investment
Commercial and Industrial
Commercial and industrial other[1]	1	$595	$595	0	$0
Total	1	$595	$595	0	$0
1 Represents the following concessions:  extension of term and reduction of rate.
2 TDRs that defaulted during the three months ended June 30, 2019 that were restructured in the prior twelve months.

	Three Months Ended
June 30, 2018				Defaulted TDRs[2]
(In thousands)	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Loans	Post-Modification Outstanding Recorded Investment
Residential real estate
Home equity[1]	1	$49	$49	0	$0
Total	1	$49	$49	0	$0
 1 Represents the following concessions:  extension of term and reduction of rate.
2 TDRs that defaulted during the three months ended June 30, 2018 that were restructured in the prior twelve months.

	Six Months Ended
June 30, 2019				Defaulted TDRs[3]
(In thousands)	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Loans	Post- Modification Outstanding Recorded Investment
Commercial and industrial
Commercial and industrial other[1]	1	$595	$595	0	$0
Residential real estate
Home equity[2]	1	168	168	0	0
Total	2	$763	$763	0	$0
1 Represents the following concessions:  extension of term and reduction of rate.
2Represents the following concessions:  extension of term and reduction of rate.
3 TDRs that defaulted during the six months ended June 30, 2019 that had been restructured in the prior twelve months.

	Six Months Ended
June 30, 2018				Defaulted TDRs[2]
(In thousands)	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Loans	Post- Modification Outstanding Recorded Investment
Residential real estate
Home equity[1]	2	$112	$112	0	$0
Total	2	$112	$112	0	$0
1 Represents the following concessions:  extension of term and reduction of rate.
2 TDRs that defaulted during the six months ended June 30, 2018 that had been restructured in the prior twelve months.

The following tables present credit quality indicators (internal risk grade) by class of commercial and industrial loans and commercial real estate loans as of June 30, 2019 and December 31, 2018.

June 30, 2019
(In thousands)	Commercial and Industrial Other	Commercial and Industrial Agriculture	CommercialReal Estate Other	CommercialReal Estate Agriculture	Commercial Real Estate Construction	Total
Originated Loans and Leases
Internal risk grade:
Pass	$892,270	$81,718	$1,830,464	$166,046	$185,677	$3,156,175
Special Mention	12,009	1,637	20,842	2,131	0	36,619
Substandard	4,666	10,051	17,751	12,302	0	44,770
Total	$908,945	$93,406	$1,869,057	$180,479	$185,677	$3,237,564

June 30, 2019
(In thousands)	Commercial and Industrial Other	Commercial and Industrial Agriculture	CommercialReal Estate Other	CommercialReal Estate Agriculture	Commercial Real Estate Construction	Total
Acquired Loans and Leases
Internal risk grade:
Pass	$41,174	$0	$162,325	$219	$1,361	$205,079
Special Mention	0	0	265	0	0	265
Substandard	264	0	2,593	0	0	2,857
Total	$41,438	$0	$165,183	$219	$1,361	$208,201

December 31, 2018
(In thousands)	Commercial and Industrial Other	Commercial and Industrial Agriculture	CommercialReal Estate Other	CommercialReal Estate Agriculture	Commercial Real Estate Construction	Total
Originated Loans and Leases
Internal risk grade:
Pass	$910,476	$93,939	$1,797,599	$157,156	$164,285	$3,123,455
Special Mention	8,675	4,951	9,484	4,964	0	28,074
Substandard	7,278	8,604	20,196	7,885	0	43,963
Total	$926,429	$107,494	$1,827,279	$170,005	$164,285	$3,195,492

December 31, 2018
(In thousands)	Commercial and Industrial Other	Commercial and Industrial Agriculture	CommercialReal Estate Other	CommercialReal Estate Agriculture	Commercial Real Estate Construction	Total
Acquired Loans and Leases
Internal risk grade:
Pass	$43,447	$0	$174,383	$224	$1,384	$219,438
Special Mention	0	0	452	0	0	452
Substandard	265	0	2,649	0	0	2,914
Total	$43,712	$0	$177,484	$224	$1,384	$222,804

The following tables present credit quality indicators by class of residential real estate loans and by class of consumer loans. Nonperforming loans include nonaccrual, impaired, and loans 90 days past due and accruing interest. All other loans are considered performing as of June 30, 2019 and December 31, 2018. For purposes of this footnote, acquired loans that were recorded at fair value at the acquisition date and are 90 days or greater past due are considered performing.

June 30, 2019
(In thousands)	Residential Home Equity	Residential Mortgages	Consumer Indirect	Consumer Other	Total
Originated Loans and Leases
Performing	$202,074	$1,074,552	$13,898	$58,807	$1,349,331
Nonperforming	1,984	7,283	105	74	9,446
Total	$204,058	$1,081,835	$14,003	$58,881	$1,358,777

June 30, 2019
(In thousands)	Residential Home Equity	Residential Mortgages	Consumer Indirect	Consumer Other	Total
Acquired Loans and Leases
Performing	$17,602	$18,664	$0	$805	$37,071
Nonperforming	1,053	994	0	0	2,047
Total	$18,655	$19,658	$0	$805	$39,118

December 31, 2018
(In thousands)	Residential Home Equity	Residential Mortgages	Consumer Indirect	Consumer Other	Total
Originated Loans and Leases
Performing	$206,675	$1,076,032	$12,508	$57,486	$1,352,701
Nonperforming	1,784	7,770	155	79	9,788
Total	$208,459	$1,083,802	$12,663	$57,565	$1,362,489

December 31, 2018
(In thousands)	Residential Home Equity	Residential Mortgages	Consumer Indirect	Consumer Other	Total
Acquired Loans and Leases
Performing	$19,735	$19,380	$0	$761	$39,876
Nonperforming	1,414	1,104	0	0	2,518
Total	$21,149	$20,484	$0	$761	$42,394

7. Earnings Per Share

Earnings per share in the table below, for the three and six month periods ended June 30, 2019 and 2018 are calculated under the two-class method as required by ASC Topic 260, Earnings Per Share. ASC 260 provides that unvested share-based payment awards that contain nonforfeitable rights to dividends are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. The Company has issued restricted stock awards that contain such rights and are therefore considered participating securities. Basic earnings per common share are calculated by dividing net income allocable to common stock by the weighted average number of common shares, excluding participating securities, during the period. Diluted earnings per common share include the dilutive effect of participating securities.

	Three Months Ended
(In thousands, except share and per share data)	6/30/2019	6/30/2018
Basic
Net income available to common shareholders	$19,392	$22,059
Less: income attributable to unvested stock-based compensation awards	(306)	(359)
Net earnings allocated to common shareholders	19,086	21,700

Weighted average shares outstanding, including unvested stock-based compensation awards	15,262,216	15,280,412

Less: unvested stock-based compensation awards	(242,506)	(242,351)
Weighted average shares outstanding - Basic	15,019,710	15,038,061

Diluted
Net earnings allocated to common shareholders	19,086	21,700

Weighted average shares outstanding - Basic	15,019,710	15,038,061

Plus: incremental shares from assumed conversion of stock-based compensation awards	66,235	97,909
Weighted average shares outstanding - Diluted	15,085,945	15,135,970

Basic EPS	$1.27	$1.44
Diluted EPS	1.27	1.43

Stock-based compensation awards representing 18,355 and 19,668 of common shares during the three months ended June 30, 2019 and 2018, respectively, were not included in the computations of diluted earnings per common share because the effect on those periods would have been anti-dilutive.

	Six Months Ended
(In thousands, except share and per share data)	6/30/2019	6/30/2018
Basic
Net income available to common shareholders	$40,432	$42,495
Less: income attributable to unvested stock-based compensation awards	(655)	(706)
Net earnings allocated to common shareholders	39,777	41,789

Weighted average shares outstanding, including unvested stock-based compensation awards	15,287,783	15,276,194

Less: unvested stock-based compensation awards	(247,983)	(250,402)
Weighted average shares outstanding - Basic	15,039,800	15,025,792

Diluted
Net earnings allocated to common shareholders	39,777	41,789

Weighted average shares outstanding - Basic	15,039,800	15,025,792

Plus: incremental shares from assumed conversion of stock-based compensation awards	71,292	98,475
Weighted average shares outstanding - Diluted	15,111,092	15,124,267

Basic EPS	$2.64	$2.78
Diluted EPS	2.63	2.76

Stock-based compensation awards representing approximately 18,619 and 20,067 of common shares during the six months ended June 30, 2019 and 2018, respectively were not included in the computations of diluted earnings per common share because the effect on those periods would have been anti-dilutive.

8. Other Comprehensive Income (Loss)

The following tables present reclassifications out of the accumulated other comprehensive income (loss) for the three and six month periods ended June 30, 2019 and 2018.

	Three Months Ended June 30, 2019
(In thousands)	Before-Tax Amount	Tax (Expense) Benefit	Net of Tax
Available-for-sale securities:
Change in net unrealized gain/loss during the period	$14,140	$(3,464)	$10,676
Reclassification adjustment for net realized gain on sale of available-for-sale securities included in net income	(271)	67	(204)
Net unrealized gains/losses	13,869	(3,397)	10,472

Employee benefit plans:
Amortization of net retirement plan actuarial gain	400	(98)	302
Amortization of net retirement plan prior service cost	3	(1)	2
Employee benefit plans	403	(99)	304
Other comprehensive income	$14,272	$(3,496)	$10,776

	Three Months Ended June 30, 2018
(In thousands)	Before-Tax Amount	Tax (Expense) Benefit	Net of Tax
Available-for-sale securities:
Change in net unrealized gain/loss during the period	$(5,335)	$1,307	$(4,028)
Reclassification adjustment for net realized gain on sale of available-for-sale securities included in net income	(170)	42	(128)
Net unrealized gains/losses	(5,505)	1,349	(4,156)

Employee benefit plans:
Amortization of net retirement plan actuarial gain	442	(108)	334
Amortization of net retirement plan prior service cost	4	(1)	3
Employee benefit plans	446	(109)	337
Other comprehensive loss	$(5,059)	$1,240	$(3,819)

	Six Months Ended June 30, 2019
(In thousands)	Before-Tax Amount	Tax (Expense) Benefit	Net of Tax
Available-for-sale securities:
Change in net unrealized gain/loss during the period	$29,892	$(7,322)	$22,570
Reclassification adjustment for net realized gain on sale of available-for-sale securities included in net income	(271)	67	(204)
Net unrealized gains/losses	29,621	(7,255)	22,366

Employee benefit plans:
Amortization of net retirement plan actuarial loss	821	(201)	620
Amortization of net retirement plan prior service cost	7	(2)	5
Employee benefit plans	828	(203)	625
Other comprehensive income	$30,449	$(7,458)	$22,991

	Six Months Ended June 30, 2018
(In thousands)	Before-Tax Amount	Tax (Expense) Benefit	Net of Tax
Available-for-sale securities:
Change in net unrealized gain/loss during the period	$(24,686)	$6,048	$(18,638)
Reclassification adjustment for net realized gain on sale of available-for-sale securities included in net income	(294)	72	(222)
Net unrealized gains/losses	(24,980)	6,120	(18,860)

Employee benefit plans:
Amortization of net retirement plan actuarial loss	860	(211)	649
Amortization of net retirement plan prior service cost	8	(2)	6
Employee benefit plans	868	(213)	655
Other comprehensive loss	$(24,112)	$5,907	$(18,205)

The following table presents the activity in our accumulated other comprehensive income (loss) for the periods indicated:

(In thousands)	Available-for- Sale Securities	Employee Benefit Plans	Accumulated Other Comprehensive (Loss) Income
Balance at March 31, 2019	$(11,695)	$(39,255)	$(50,950)
Other comprehensive income (loss) before reclassifications	10,676	0	10,676
Amounts reclassified from accumulated other comprehensive (loss) income	(204)	304	100
Net current-period other comprehensive income	10,472	304	10,776
Balance at June 30, 2019	$(1,223)	$(38,951)	$(40,174)

Balance at January 1, 2019	$(23,589)	$(39,576)	$(63,165)
Other comprehensive income (loss) before reclassifications	22,570	0	22,570
Amounts reclassified from accumulated other comprehensive (loss) income	(204)	625	421
Net current-period other comprehensive income	22,366	625	22,991
Balance at June 30, 2019	$(1,223)	$(38,951)	$(40,174)

(In thousands)	Available-for- Sale Securities	Employee Benefit Plans	Accumulated Other Comprehensive (Loss) Income
Balance at March 31, 2018	$(27,644)	$(37,973)	$(65,617)
Other comprehensive income (loss) before reclassifications	(4,028)	0	(4,028)
Amounts reclassified from accumulated other comprehensive (loss) income	(128)	337	209
Net current-period other comprehensive loss	(4,156)	337	(3,819)
Balance at June 30, 2018	$(31,800)	$(37,636)	$(69,436)

Balance at January 1, 2018	$(13,005)	$(38,291)	$(51,296)
Other comprehensive income (loss) before reclassifications	(18,638)	0	(18,638)
Amounts reclassified from accumulated other comprehensive (loss) income	(222)	655	433
Net current-period other comprehensive loss	(18,860)	655	(18,205)
Adoption of ASU 2016-01	$65	$0	65
Balance at June 30, 2018	$(31,800)	$(37,636)	$(69,436)

The following tables present the amounts reclassified out of each component of accumulated other comprehensive (loss) income for the three and six months ended June 30, 2019 and 2018.

Three Months Ended June 30, 2019
Details about Accumulated other Comprehensive Income (Loss) Components (In thousands)	Amount Reclassified from Accumulated Other Comprehensive (Loss) Income[1]	Affected Line Item in the Statement Where Net Income is Presented
Available-for-sale securities:
Unrealized gains and losses on available-for-sale securities	$271	Net gain on securities transactions
	(67)	Tax expense
	204	Net of tax
Employee benefit plans:
Amortization of the following [2]
Net retirement plan actuarial loss	(400)	Other operating expense
Net retirement plan prior service cost	(3)	Other operating expense
	(403)	Total before tax
	99	Tax benefit
	(304)	Net of tax

Three Months Ended June 30, 2018
Details about Accumulated other Comprehensive Income (Loss) Components (In thousands)	Amount Reclassified from Accumulated Other Comprehensive (Loss) Income[1]	Affected Line Item in the Statement Where Net Income is Presented
Available-for-sale securities:
Unrealized gains and losses on available-for-sale securities	$170	Net gain on securities transactions
	(42)	Tax expense
	128	Net of tax
Employee benefit plans:
Amortization of the following[2]
Net retirement plan actuarial loss	(442)	Other operating expense
Net retirement plan prior service cost	(4)	Other operating expense
	(446)	Total before tax
	109	Tax benefit
	(337)	Net of tax

Six Months Ended June 30, 2019
Details about Accumulated other Comprehensive Income (Loss) Components (In thousands)	Amount Reclassified from Accumulated Other Comprehensive (Loss) Income[1]	Affected Line Item in the Statement Where Net Income is Presented
Available-for-sale securities:
Unrealized gains and losses on available-for-sale securities	$271	Net gain on securities transactions
	(67)	Tax expense
	204	Net of tax
Employee benefit plans:
Amortization of the following[2]
Net retirement plan actuarial loss	(821)	Other operating expense
Net retirement plan prior service cost	(7)	Other operating expense
	(828)	Total before tax
	203	Tax benefit
	(625)	Net of tax

Six Months Ended June 30, 2018
Details about Accumulated other Comprehensive Income (Loss) Components (In thousands)	Amount Reclassified from Accumulated Other Comprehensive (Loss) Income[1]	Affected Line Item in the Statement Where Net Income is Presented
Available-for-sale securities:
Unrealized gains and losses on available-for-sale securities	$294	Net gain on securities transactions
	(72)	Tax expense
	222	Net of tax
Employee benefit plans:
Amortization of the following[2]
Net retirement plan actuarial loss	(860)	Other operating expense
Net retirement plan prior service cost	(8)	Other operating expense
	(868)	Total before tax
	213	Tax benefit
	(655)	Net of tax

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

Components of Net Periodic Benefit Cost

	Pension Benefits Three Months Ended		Life and Health Three Months Ended		SERP Benefits Three Months Ended
(In thousands)	6/30/2019	6/30/2018	6/30/2019	6/30/2018	6/30/2019	6/30/2018
Service cost	$0	$0	$30	$53	$39	$35
Interest cost	723	663	72	71	228	211
Expected return on plan assets	(1,232)	(1,406)	0	0	0	0
Amortization of net retirement plan actuarial loss	330	292	0	16	70	135
Amortization of net retirement plan prior service (credit) cost	(3)	(3)	(15)	(15)	22	22
Net periodic benefit (income) cost	$(182)	$(454)	$87	$125	$359	$403

	Pension Benefits Six Months Ended		Life and Health Six Months Ended		SERP Benefits Six Months Ended
(In thousands)	6/30/2019	6/30/2018	6/30/2019	6/30/2018	6/30/2019	6/30/2018
Service cost	$0	$0	$80	$106	$77	$80
Interest cost	1,468	1,254	145	135	456	417
Expected return on plan assets	(2,466)	(2,824)	0	0	0	0
Amortization of net retirement plan actuarial loss	667	559	0	31	154	270
Amortization of net retirement plan prior service cost (credit)	(5)	(5)	(31)	(31)	44	44
Net periodic benefit (income) cost	$(336)	$(1,016)	$194	$241	$731	$811

The service component of net periodic benefit cost for the Company's benefit plans is recorded as a part of salaries and wages in the consolidated statements of income. All other components are recorded as part of other operating expenses in the consolidated statements of income.

The Company realized approximately $625,000 and $655,000, net of tax, as amortization of amounts previously recognized in accumulated other comprehensive (loss) income, for the six months ended June 30, 2019 and 2018, respectively.

The Company is not required to contribute to the pension plan in 2019, but it may make voluntary contributions. The Company did not contribute to the pension plan in the first six months of 2019 and 2018.

10. Other Income and Operating Expense

Other income and operating expense totals are presented in the table below.  Components of these totals exceeding 1% of the aggregate of total noninterest income and total noninterest expenses for any of the years presented below are stated separately.

	Three Months Ended		Six Months Ended
(In thousands)	6/30/2019	6/30/2018	6/30/2019	6/30/2018
Noninterest Income
Other service charges	$703	$722	$1,596	$1,531
Increase in cash surrender value of corporate owned life insurance	544	504	1,187	1,020
Net gain (loss) on sale of fixed assets	0	2,959	(7)	2,965
Other income	559	713	1,508	1,170
Total other income	$1,806	$4,898	$4,284	$6,686
Noninterest Expenses
Marketing expense	$1,645	$1,414	$2,807	$2,555
Professional fees	2,827	1,712	4,743	3,588
Legal fees	138	292	441	500
Technology expense	2,623	2,290	5,203	4,690
Cardholder expense	604	810	1,560	1,442
Other expenses	4,289	5,917	8,295	10,268
Total other operating expense	$12,126	$12,435	$23,049	$23,043

Note 11. Revenue Recognition
On January 1, 2018, the Company adopted ASU No. 2014-09 “Revenue from Contracts with Customers” (ASC 606) and all subsequent ASUs that modified ASC 606. As stated in Note 3 - "Accounting Standards Updates - Newly Adopted Accounting Standards," results for reporting periods beginning after January 1, 2018 are presented under ASC 606, while prior period amounts were not adjusted and continue to be reported in accordance with our historic accounting under ASC 605. The Company recorded a net increase to beginning retained earnings of $1.8 million as of January 1, 2018 due to the cumulative impact of adopting ASC 606. The impact to beginning retained earnings was primarily driven by the recognition of contingency income related to our insurance business segment.

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

The following presents noninterest income, segregated by revenue streams in-scope and out-of-scope of ASC 606, for the three and six months ended June 30, 2019 and 2018.

	Three Months Ended
(In thousands)	06/30/2019	06/30/2018
Noninterest Income
In-scope of Topic 606:
Commissions and Fees	$6,967	$6,861
Installment Billing	(21)	(40)
Refund of Commissions	32	6
Contract Liabilities/Deferred Revenue	(188)	(173)
Contingent Commissions	962	733
Subtotal Insurance Revenues	7,752	7,387
Trust and Asset Management	2,646	2,581
Mutual Fund & Investment Income	1,261	1,441
Subtotal Investment Service Income	3,907	4,022
Service Charges on Deposit Accounts	2,021	2,080
Card Services Income	2,750	2,621
Other	265	285
Noninterest Income (in-scope of ASC 606)	16,695	16,395
Noninterest Income (out-of-scope of ASC 606)[1]	1,825	4,763
Total Noninterest Income	$18,520	$21,158
1 The period ending June 30, 2018 includes approximately $2.9 million related to gain on sale of fixed assets.

	Six Months Ended
(In thousands)	06/30/2019	06/30/2018
Noninterest Income
In-scope of Topic 606:
Commissions and Fees	$14,066	$13,740
Installment Billing	(92)	(111)
Refund of Commissions	20	(17)
Contract Liabilities/Deferred Revenue	(188)	(173)
Contingent Commissions	1,991	1,342
Subtotal Insurance Revenues	15,797	14,781
Trust and Asset Management	5,496	5,395
Mutual Fund & Investment Income	2,495	2,873
Subtotal Investment Service Income	7,991	8,268
Service Charges on Deposit Accounts	4,019	4,212
Card Services Income	5,540	4,767
Other	572	599
Noninterest Income (in-scope of ASC 606)	33,919	32,627
Noninterest Income (out-of-scope of ASC 606)[1]	4,008	6,361
Total Noninterest Income	$37,927	$38,988
1 The period ending June 30, 2018 includes approximately $2.9 million related to gain on sale of fixed assets.

Contract Balances

Receivables primarily consist of amounts due for insurance and wealth management services performed for which the Company's performance obligations have been fully satisfied. Receivables amounted to $6.8 million and $1.8 million, respectively, at June 30, 2019, compared to $4.3 million and $1.8 million, respectively, at December 31, 2018 and are included in other assets in the accompanying unaudited Consolidated Condensed Statements of Condition.

A contract asset balance occurs when an entity performs a service for a customer before the customer pays consideration (resulting in a contract receivable) or before payment is due (resulting in a contract asset). The Company’s noninterest revenue streams, excluding some insurance commissions and fees, are largely based on transactional activity, or standard month-end revenue accruals such as asset management fees based on month-end market values. Consideration is often received immediately or shortly after the Company satisfies its performance obligation and revenue is recognized. The Company does not typically enter into long-term revenue contracts with customers, and therefore, does not experience significant contract balances. As of June 30, 2019 and December 31, 2018, the Company did not have any significant contract balances.

A contract liability balance is an entity’s obligation to transfer a service to a customer for which the entity has already received payment (or payment is due) from the customer. The Company often receives cash payments from customers in advance of the Company’s performance resulting in contract liabilities. These contract liabilities are classified current or long-term in the Consolidated Condensed Statements of Condition based on the timing of when the Company expects to recognize revenue. As of June 30, 2019 and December 31, 2018, contract liabilities were $2.4 million and $1.8 million, respectively, and are included within accrued expenses in the accompanying unaudited Consolidated Condensed Statements of Condition. The liabilities include premiums due to insurance carriers in addition to unearned commission revenue.

The increase in the contract liability balance during the six-month period ended June 30, 2019 is primarily as a result of billings and cash payments received in advance of satisfying performance obligations, offset by insurance premiums and revenue recognized during the period that was included in the contract liability balance at the date of adoption. The adoption of ASC 606 did not create a change in accounting for insurance commissions and fees as they relate to contract liabilities, however the Company did eliminate the practice of deferring revenue on its larger accounts over the course of the policy period.

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

12. Financial Guarantees

The Company currently does not issue any guarantees that would require liability recognition or disclosure, other than standby letters of credit. The Company extends standby letters of credit to its customers in the normal course of business. The standby letters of credit are generally short-term. As of June 30, 2019, the Company’s maximum potential obligation under standby letters of credit was $27.7 million compared to $21.7 million at December 31, 2018. Management uses the same credit policies to extend standby letters of credit that it uses for on-balance sheet lending decisions and may require collateral to support standby letters of credit based upon its evaluation of the counterparty. Management does not anticipate any significant losses as a result of these transactions, and has determined that the fair value of standby letters of credit is not significant.

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

As of and for the three months ended June 30, 2019
(In thousands)	Banking	Insurance	Wealth Management	Intercompany	Consolidated
Interest income	$66,092	$1	$0	$0	$66,093
Interest expense	13,775	0	0	0	13,775
Net interest income	52,317	1	0	0	52,318
Provision for loan and lease losses	601	0	0	0	601
Noninterest income	7,150	7,853	4,059	(542)	18,520
Noninterest expense	37,067	6,331	3,214	(542)	46,070
Income before income tax expense	21,799	1,523	845	0	24,167
Income tax expense	4,148	401	194	0	4,743
Net Income attributable to noncontrolling interests and Tompkins Financial Corporation	17,651	1,122	651	0	19,424
Less: Net income attributable to noncontrolling interests	32	0	0	0	32
Net Income attributable to Tompkins Financial Corporation	$17,619	$1,122	$651	$0	$19,392

Depreciation and amortization	$2,400	$56	$10	$0	$2,466
Assets	6,602,541	42,163	22,541	(12,855)	6,654,390
Goodwill	64,370	19,866	8,211	0	92,447
Other intangibles, net	3,750	3,162	180	0	7,092
Net loans and leases	4,815,012	0	0	0	4,815,012
Deposits	5,001,210	0	0	(12,313)	4,988,897
Total Equity	605,031	32,293	20,353	0	657,677

As of and for the three months ended June 30, 2018
(In thousands)	Banking	Insurance	Wealth Management	Intercompany	Consolidated
Interest income	$62,143	$1	$0	$(1)	$62,143
Interest expense	9,430	0	0	(1)	9,429
Net interest income	52,713	1	0	0	52,714
Provision for loan and lease losses	1,045	0	0	0	1,045
Noninterest income	9,943	7,488	4,207	(480)	21,158
Noninterest expense	36,287	6,282	2,896	(480)	44,985
Income before income tax expense	25,324	1,207	1,311	0	27,842
Income tax expense	5,173	274	304	0	5,751
Net Income attributable to noncontrolling interests and Tompkins Financial Corporation	20,151	933	1,007	0	22,091
Less: Net income attributable to noncontrolling interests	32	0	0	0	32
Net Income attributable to Tompkins Financial Corporation	$20,119	$933	$1,007	$0	$22,059

Depreciation and amortization	$2,075	$57	$13	$0	$2,145
Assets	6,695,931	41,304	18,815	(10,250)	6,745,800
Goodwill	64,370	19,702	8,211	0	92,283
Other intangibles, net	4,595	3,500	247	0	8,342
Net loans and leases	4,749,968	0	0	0	4,749,968
Deposits	4,803,044	0	0	(10,815)	4,792,229
Total Equity	541,373	32,611	16,665	0	590,649

Six months ended June 30, 2019
(In thousands)	Banking	Insurance	Wealth Management	Intercompany	Consolidated
Interest income	$131,022	$1	$0	$(2)	$131,021
	26,791	0	0	(2)	26,789
Net interest income	104,231	1	0	0	104,232
Provision for loan and lease losses	1,046	0	0	0	1,046
Noninterest income	14,718	16,001	8,257	(1,049)	37,927
Noninterest expense	72,395	12,607	6,326	(1,049)	90,279
Income before income tax expense	45,508	3,395	1,931	0	50,834
Income tax expense	8,982	891	465	0	10,338
Net Income attributable to noncontrolling interests and Tompkins Financial Corporation	36,526	2,504	1,466	0	40,496
Less: Net income attributable to noncontrolling interests	64	0	0	0	64
Net Income attributable to Tompkins Financial Corporation	$36,462	$2,504	$1,466	$0	$40,432

Depreciation and amortization	$4,813	$112	$21	$0	$4,946

Six months ended June 30, 2018
(In thousands)	Banking	Insurance	Wealth Management	Intercompany	Consolidated
Interest income	$122,283	$1	$0	$(1)	$122,283
Interest expense	16,883	0	0	(1)	16,882
Net interest income	105,400	1	0	0	$105,401
Provision for loan and lease losses	1,612	0	0	0	1,612
Noninterest income	16,354	14,976	8,615	(957)	38,988
Noninterest expense	71,044	12,521	6,098	(957)	88,706
Income before income tax expense	49,098	2,456	2,517	0	$54,071
Income tax expense	10,303	624	585	0	11,512
Net Income attributable to noncontrolling interests and Tompkins Financial Corporation	38,795	1,832	1,932	0	$42,559
Less: Net income attributable to noncontrolling interests	64	0	0	0	64
Net Income attributable to Tompkins Financial Corporation	$38,731	$1,832	$1,932	$0	$42,495

Depreciation and amortization	$4,475	$118	$25	$0	$4,618

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

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of June 30, 2019 and December 31, 2018, segregated by the level of valuation inputs within the fair value hierarchy used to measure fair value.

Recurring Fair Value Measurements
June 30, 2019
(In thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Available-for-sale securities
U.S. Treasuries	$278	$0	$278	$0
Obligations of U.S. Government sponsored entities	349,662	0	349,662	0
Obligations of U.S. states and political subdivisions	80,783	0	80,783	0
Mortgage-backed securities – residential, issued by:
U.S. Government agencies	169,555	0	169,555	0
U.S. Government sponsored entities	586,529	0	586,529	0
Non-U.S. Government agencies or sponsored entities	7	0	7	0
U.S. corporate debt securities	2,432	0	2,432	0
Total Available-for-sale securities	$1,189,246	$0	$1,189,246	$0

Equity securities, at fair value	$912	0	$0	912

Recurring Fair Value Measurements
December 31, 2018
(In thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Available-for-sale securities
U.S. Treasuries	$289	$0	$289	$0
Obligations of U.S. Government sponsored entities	485,898	0	485,898	0
Obligations of U.S. states and political subdivisions	85,440	0	85,440	0
Mortgage-backed securities – residential, issued by:
U.S. Government agencies	128,267	0	128,267	0
U.S. Government sponsored entities	630,558	0	630,558	0
Non-U.S. Government agencies or sponsored entities	31	0	31	0
U.S. corporate debt securities	2,175	0	2,175	0
Total Available-for-sale securities	$1,332,658	$0	$1,332,658	$0

Equity securities, at fair value	$887	0	0	$887

The change in the fair value of available-for-sale equity securities valued using significant unobservable inputs (level 3), between January 1, 2018 and December 31, 2018, was immaterial.

There were no transfers between Levels 1, 2 and 3 for the six months ended June 30, 2019.

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

Certain assets are measured at fair value on a nonrecurring basis. For the Company, these include loans held for sale, collateral dependent impaired loans, and other real estate owned (“OREO”). During the second quarter and first six months of 2019, certain collateral dependent impaired loans were remeasured and reported at fair value through a specific valuation allowance and/or partial charge-offs for loan and lease losses based upon the fair value of the underlying collateral. Collateral values are estimated using Level 2 inputs based upon observable market data. In addition to collateral dependent impaired loans, certain other real estate owned were remeasured and reported at fair value based upon the fair value of the underlying collateral. The fair values of other real estate owned are estimated using Level 2 inputs based on observable market data or Level 3 inputs based on customized discounting criteria. In general, the fair values of other real estate owned are based upon appraisals, with discounts made to reflect estimated costs to sell the real estate. Upon initial recognition, fair value write-downs on other real estate owned are taken through a charge-off to the allowance for loan and lease losses. Subsequent fair value write-downs on other real estate owned are reported in other noninterest expense.

Three months ended June 30, 2019
(In thousands)		Fair value measurements at reporting date using:			Gain (losses) from fair value changes
Assets:	As of 06/30/2019	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Three months ended 06/30/2019
Impaired loans	$3,485	$0	$3,485	$0	$(63)
Other real estate owned	635	0	635	0	0

Three months ended June 30, 2018
(In thousands)		Fair value measurements at reporting date using:			Gain (losses) from fair value changes
Assets:	As of 06/30/2018	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Three months ended 06/30/2018
Impaired loans	$1,865	$0	$1,865	$0	$12
Other real estate owned	185	0	185	0	(21)

Six months ended June 30, 2019
(In thousands)		Fair value measurements at reporting date using:			Gain (losses) from fair value changes
Assets:	As of 06/30/2019	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Six months ended 06/30/2019
Impaired loans	$6,294	$0	$6,294	$0	$(3,634)
Other real estate owned	2,229	0	2,229	0	0

Six months ended June 30, 2018
(In thousands)		Fair value measurements at reporting date using:			Gain (losses) from fair value changes
Assets:	As of 06/30/2018	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Six months ended 06/30/2018
Impaired loans	$6,583	$0	$6,583	$0	$(111)
Other real estate owned	1,722	0	1,722	0	(21)

The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments at June 30, 2019 and December 31, 2018. The carrying amounts shown in the table are included in the Consolidated Statements of Condition under the indicated captions.

The fair value estimates, methods and assumptions set forth below for the Company's financial instruments, including those financial instruments carried at cost, are made solely to comply with disclosures required by generally accepted accounting principles in the United States and should be read in conjunction with the financial statements and notes included in this Report.

Estimated Fair Value of Financial Instruments
June 30, 2019
(In thousands)	Carrying Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets:
Cash and cash equivalents	$81,013	$81,013	$81,013	$0	$0
Securities - held to maturity	140,561	143,548	0	143,548	0
FHLB and other stock	40,770	40,770	0	40,770	0
Accrued interest receivable	22,206	22,206	0	22,206	0
Loans/leases, net[1]	4,815,012	4,743,186	0	3,485	4,739,701

Financial Liabilities:

Time deposits	$684,962	$684,187	$0	$684,187	$0
Other deposits	4,303,935	4,303,935	0	4,303,935	0
Fed funds purchased and securities sold
under agreements to repurchase	63,978	63,978	0	63,978	0
Other borrowings	824,562	826,182	0	826,182	0
Trust preferred debentures	16,949	22,025	0	22,025	0
Accrued interest payable	2,536	2,536	0	2,536	0

Estimated Fair Value of Financial Instruments
December 31, 2018
(In thousands)	Carrying Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets:
Cash and cash equivalents	$80,389	$80,389	$80,389	$0	$0
Securities - held to maturity	140,579	139,377	0	139,377	0
FHLB and other stock	52,262	52,262	0	52,262	0
Accrued interest receivable	20,922	20,922	0	20,922	0
Loans/leases, net[1]	4,790,529	4,649,308	0	6,500	4,642,808

Financial Liabilities:

Time deposits	$637,295	$631,489	$0	$631,489	$0
Other deposits	4,251,664	4,251,664	0	4,251,664	0
Fed funds purchased and securities
sold under agreements to repurchase	81,842	81,842	0	81,842	0
Other borrowings	1,076,075	1,074,081	0	1,074,081	0
Trust preferred debentures	16,863	21,921	0	21,921	0
Accrued interest payable	2,408	2,408	0	2,408	0
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

Our property leases have remaining terms of less than 1 to 23 years. Some of these leases may include options to extend the leases for up to 29 years, and some may include options to terminate the leases within 30 days. The Company’s lease agreements often include one or more options to renew at the Company’s discretion. If at lease inception, the Company considers the exercising of a renewal option to be reasonably certain, the Company will include the extended term in the calculation of the ROU asset and lease liability.

Operating lease amounts included in the Consolidated Statement of Condition are as follows:

(In thousands)		June 30, 2019
Assets	Classification
ROU assets	Other assets	$34,212

Liabilities
Current lease liabilities	Other liabilities	$3,402
Non-current lease liabilities	Other liabilities	33,046
Total lease liabilities		$36,448

The components of operating lease expense, primarily included in “Net occupancy expense of premises,” were as follows:

(In thousands)	Three Months Ended June 30, 2019
Lease Costs
Operating lease cost	$1,173
Variable lease cost	94
Short-term lease cost	1
Sublease income	(9)
Total lease cost	$1,259

(In thousands)	Six Months Ended June 30, 2019
Lease Costs
Operating lease cost	$2,315
Variable lease cost	190
Short-term lease cost	1
Sublease income	(17)
Total lease cost	$2,489

At June 30, 2019, we did not have any material finance lease assets or liabilities.

Other information related to operating leases was as follows:

(In thousands)	Three Months Ended June 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,172
Weighted-average remaining lease term on operating leases	14.02
Weighted-average discount rates on operating leases	3.53%

(In thousands)	Six Months Ended June 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$2,331
Weighted-average remaining lease term on operating leases	14.02
Weighted-average discount rates on operating leases	3.53%

Future minimum lease payments under operating leases were as follows:

(In thousands)	Operating Leases
Six Months 2019	$2,328
2020	4,334
2021	3,983
2022	3,939
2023	3,691
2024 and subsequent years	29,332
Total lease payments	$47,607
Less: Interest	(11,159)
Present value of lease liabilities	$36,448

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

BUSINESS

Corporate Overview and Strategic Initiatives
Tompkins Financial Corporation (“Tompkins” or the “Company”) is headquartered in Ithaca, New York and is registered as a Financial Holding Company with the Federal Reserve Board under the Bank Holding Company Act of 1956, as amended. The Company is a locally oriented, community-based financial services organization that offers a full array of products and services, including commercial and consumer banking, leasing, trust and investment management, financial planning and wealth management, and insurance services. At June 30, 2019, the Company’s subsidiaries included: four wholly-owned banking subsidiaries, Tompkins Trust Company (the “Trust Company”), The Bank of Castile (DBA Tompkins Bank of Castile), Mahopac Bank (DBA Tompkins Mahopac Bank), VIST Bank (DBA Tompkins VIST Bank); and a wholly-owned insurance agency subsidiary, Tompkins Insurance Agencies, Inc. (“Tompkins Insurance”). The trust division of the Trust Company provides a full array of investment services, including investment management, trust and estate, financial and tax planning as well as life, disability and long-term care insurance services. The Company’s principal offices are located at 118 E. Seneca Street, Ithaca, New York, 14851, and its telephone number is (888) 503-5753. The Company’s common stock is traded on the NYSE American under the symbol “TMP.”

The Tompkins strategy centers around our core values and a commitment to delivering long-term value to our clients, communities, and shareholders. To achieve this the Company has developed a variety of strategic initiatives focused on delivering high quality products and services; a continual focus on improving operational effectiveness, investing in our people through talent management and development, maintaining appropriate risk management programs, and delivering profitable growth across all of our business lines. The Company's growth strategy includes initiatives to grow organically through our current businesses, as well as through possible acquisitions of financial institutions, branches, and financial services businesses. As such, the Company has acquired, and from time to time considers acquiring, banks, thrift institutions, branch offices of banks or thrift institutions, or other businesses that would complement the Company’s business or its geographic reach. The Company generally targets merger or acquisition partners that are culturally similar and have experienced management and possess either significant market presence or have potential for improved profitability through financial management, economies of scale and expanded services.

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

Insurance services include property and casualty insurance, employee benefit consulting, and life, long-term care and disability insurance. Tompkins Insurance is headquartered in Batavia, New York. Over the years, Tompkins Insurance has acquired smaller insurance agencies in the market areas serviced by the Company’s banking subsidiaries and successfully consolidated them into Tompkins Insurance. In the second quarter of 2019, Tompkins Insurance acquired the Cali Agency, Inc., an insurance agency located in western New York, in a cash transaction. The Company recorded the following intangible assets as a result of the acquisition: goodwill ($0.2 million), customer related intangible ($0.2 million) and a covenant-not-to-compete ($0.1 million). The values of the customer related intangible and covenant-not-to-compete are being amortized over 15 years and 5 years, respectively. The goodwill is not being amortized but will be evaluated at least annually for impairment. Tompkins Insurance offers services to customers of the Company’s banking subsidiaries by sharing offices with The Bank of Castile, Trust Company, and VIST Bank. In addition to these shared offices, Tompkins Insurance has five stand-alone offices in Western New York, and one stand-alone office in Tompkins County, New York.

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

OTHER IMPORTANT INFORMATION

The following discussion is intended to provide an understanding of the consolidated financial condition and results of operations of the Company for the three and six months ended June 30, 2019. It should be read in conjunction with the Company’s Audited Consolidated Financial Statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, and the Unaudited Consolidated Financial Statements and notes thereto included in Part I of this Quarterly Report on Form 10-Q.

In this Report, there are comparisons of the Company’s performance to that of a peer group, which is comprised of the group of 148 domestic bank holding companies with $3 billion to $10 billion in total assets as defined in the Federal Reserve’s “Bank Holding Company Performance Report” for March 31, 2019 (the most recent report available). Although the peer group data is presented based upon financial information that is one fiscal quarter behind the financial information included in this report, the Company believes that it is relevant to include certain peer group information for comparison to current quarter numbers.

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

RESULTS OF OPERATION

Performance Summary
Net income for the second quarter of 2019 was $19.4 million or $1.27 diluted earnings per share, compared to $22.1 million or $1.43 diluted earnings per share for the same period in 2018. Net income for the first six months of 2019 was $40.4 million or $2.63 diluted earnings per share compared to $42.5 million or $2.76 diluted earnings per share for the first six months of 2018.

Return on average assets (“ROA”) for the quarter ended June 30, 2019 was 1.15%, compared to 1.32% for the quarter ended June 30, 2018. Return on average shareholders’ equity (“ROE”) for the second quarter of 2019 was 11.96%, compared to 15.13%, for the same period in 2018. For the year-to-date period ended June 30, 2019, ROA and ROE totaled 1.21% and 12.73%, respectively, compared to 1.28% and 14.78%, respectively. Tompkins’ ROA and ROE compare to the most recent peer average ratios of 1.13% and 10.21%, respectively, ranking Tompkins’ ROA in the 57th percentile and ROE in the 81st percentile of the peer group.

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

Banking Segment
The banking segment reported net income of $17.6 million for the second quarter of 2019, down $2.5 million or 12.4% from net income of $20.2 million for the same period in 2018. For the six months ended June 30, 2019, the banking segment reported net income of $36.5 million, down $2.3 million or 5.9% from the same period in 2018.

Net interest income of $52.3 million for the second quarter of 2019 was down $396,000 or 0.8% from the same period in 2018. For the six months ended June 30, 2019, net interest income of $104.2 million was down $1.2 million or 1.1% compared to the first six months of the prior year. The decrease in net interest income was mainly a result of higher funding costs exceeding the increase in interest income compared to the first six months of 2018 as discussed below. Higher funding costs were largely driven by the higher market interest rate environment.

The provision for loan and lease losses was $601,000 for the three months ended June 30, 2019, which was down $444,000 or 42.5% compared to the same period in 2018. Provision expense was down 35.1% for the six months ended June 30, 2019 to $1.0 million from $1.6 million for the first six months of 2018. The decrease in provision expense is mainly due to slower loan growth and stable asset quality.

Noninterest income of $7.2 million for the three months ended June 30, 2019 was down $2.8 million or 28.1% compared to the same period in 2018. For the six months ended June 30, 2019, noninterest income of $14.7 million was down $1.6 million or 10.0% compared to the six months ended June 30, 2018. The decrease in the three and six month results compared to the same period in the prior year were mainly due to the $2.9 million gain on the sale of two properties in 2018 related to the completion and move to the Company's new headquarters building. This was partially offset by the $500,000 one-time incentive payment, received by the Company, related to the Company's merchant card business in the first quarter of 2019.

Noninterest expense of $37.1 million for the second quarter of 2019 and $72.4 million for six months ended June 30, 2019, was up $780,000 or 2.1% and up $1.4 million or 1.9%, respectively, from the same periods in 2018. The increase was mainly attributed to increases in salary and wages and employee benefits reflecting normal annual merit and incentive adjustments over the comparable periods in the prior year.

Insurance Segment
The insurance segment reported net income of $1.1 million for the three months ended June 30, 2019, which was up $189,000 or 20.3% compared to the second quarter of 2018. Total commissions and fees income was up $365,000 or 4.9% for the second quarter of 2019 compared to the same quarter prior year. Base commission revenue increased by $78,000 or 1.1% while an acquisition effective May 1, 2019 added $27,000.  Contingency revenue was $229,000 or 31.3% greater than the second quarter of 2018.  For the six months ended June 30, 2019, net income was up $672,000 or 36.7% compared to the same period in the prior year.

For the six months ended June 30, 2019, commissions and fees income was up $1.0 million or 6.8% compared to the same period in 2018. Base commission revenue increased by $291,000 or 2.1% while the acquisition effective May 1, 2019 added $27,000.  Contingency revenue was up $648,000 or 48% for the six months ended June 30, 2019 compared to the same period in 2018. Noninterest expenses for the three and six months ended June 30, 2019 were up $49,000 or 0.8% and up $86,000 or 0.7% compared to the three and six months ended June 30, 2018. The increase in noninterest expense for the second quarter and the six months ended June 30, 2019 is mainly the result of an increase in salaries and wages and employee benefits.

Wealth Management Segment
The wealth management segment reported net income of $651,000 for the three months ended June 30, 2019, which was down $356,000 or 35.4% compared to the second quarter of 2018; the overall decline was mainly due to lower fee income attributable to one large terminating trust relationship in the prior year that had generated approximately $153,000 in fees in 2018, as well as an increase in salary and wages, related to open positions in the prior year which have since been filled. For the six months ended June 30, 2019, net income of $1.5 million was down $466,000 million or 24.1% compared to the prior year, due to the same factors that impacted the quarterly decline.

Non-GAAP Disclosure
The following table summarizes the Company’s results of operations on a GAAP basis and on an operating (non-GAAP) basis for the periods indicated. Adjusted operating return on average tangible common equity and tangible book value per share are non-GAAP financial measures. These measures adjust GAAP measures to exclude the effects of acquisition related intangible amortization expense on earnings, equity, and capital. The Company believes the non-GAAP measures provide meaningful comparisons of our underlying operational performance and facilitate management’s and investors’ assessments of business and performance trends in comparison to others in the financial services industry. These non-GAAP financial measures should not be considered in isolation or as a measure of the Company’s profitability or liquidity; they are in addition to, and are not a substitute for, financial measures under GAAP. Adjusted operating return on average tangible common equity and tangible common equity per share as presented herein may be different from non-GAAP financial measures used by other companies, and may not be comparable to similarly titled measures reported by other companies. Further, the Company may utilize other measures to illustrate performance in the future. Non-GAAP financial measures have limitations since they do not reflect all of the amounts associated with the Company’s results of operations as determined in accordance with GAAP.

	Six Months Ended June 30,
(In thousands, except per share data)	2019	2018
Net income attributable to Tompkins Financial Corporation	40,432	42,495
Less: dividends and undistributed earnings allocated to unvested stock awards	(655)	(706)
Net operating income available to common shareholders	39,777	41,789
Amortization of intangibles, net of tax	627	706
Adjusted net operating income available to common shareholders (Non-GAAP)	40,404	42,495

Average Tompkins Financial Corporation shareholders’ common equity	639,015	578,541
Average goodwill and intangibles[1]	98,860	101,100
Average Tompkins Financial Corporation shareholders’ tangible common equity (Non-GAAP)	540,155	477,441

Adjusted operating return on average shareholders’ tangible common equity (Non-GAAP)	15.08%	17.95%
1 Average goodwill and intangibles excludes mortgage servicing rights.

Reconciliation of Tangible Common Equity Per Share (Non-GAAP) to Shareholders' Common Equity
	Six Months Ended June 30,
(In thousands, except per share data)	2019	2018
Tompkins Financial Corporation Shareholders' common equity	656,201	589,173
Goodwill and intangibles[1]	98,698	99,983
Tangible common equity (Non-GAAP)	557,503	489,190

Common equity per share	43.28	38.96
Tangible common equity per share (Non-GAAP)	36.77	32.34
1 Goodwill and intangibles excludes mortgage servicing rights.

Net Interest Income
The following tables show average interest-earning assets and interest-bearing liabilities, and the corresponding yield or cost associated with each for the three and six month periods ended June 30, 2019 and 2018.

Average Consolidated Statements of Condition and Net Interest Analysis (Unaudited)
	Quarter Ended			Quarter Ended
	June 30, 2019			June 30, 2018
	Average			Average
	Balance		Average	Balance		Average
(Dollar amounts in thousands)	(QTD)	Interest	Yield/Rate	(QTD)	Interest	Yield/Rate
ASSETS
Interest-earning assets
Interest-bearing balances due from banks	$2,131	$10	1.88%	$1,286	$7	2.18%
Securities (1)
U.S. Government securities	1,389,887	7,996	2.31%	1,442,384	8,042	2.24%
State and municipal (2)	93,142	638	2.75%	97,189	628	2.59%
Other securities (2)	3,416	40	4.70%	3,544	39	4.41%
Total securities	1,486,445	8,674	2.34%	1,543,117	8,709	2.26%
FHLBNY and FRB stock	46,650	794	6.83%	53,967	796	5.92%
Total loans and leases, net of unearned income (2)(3)	4,802,757	57,022	4.76%	4,750,192	53,076	4.48%
Total interest-earning assets	6,337,983	66,500	4.21%	6,348,562	62,588	3.95%

Other assets	404,426			341,087
Total assets	6,742,409			6,689,649
LIABILITIES & EQUITY
Deposits
Interest-bearing deposits
Interest bearing checking, savings, & money market	2,947,077	4,970	0.68%	2,832,800	1,940	0.27%
Time deposits	671,197	2,620	1.57%	661,502	1,687	1.02%
Total interest-bearing deposits	3,618,274	7,590	0.84%	3,494,302	3,627	0.42%
Federal funds purchased & securities sold under agreements to repurchase	54,340	33	0.24%	54,246	34	0.25%
Other borrowings	948,714	5,825	2.46%	1,143,825	5,462	1.92%
Trust preferred debentures	16,921	327	7.75%	16,749	306	7.33%
Total interest-bearing liabilities	4,638,249	13,775	1.19%	4,709,122	9,429	0.80%
Noninterest bearing deposits	1,356,354			1,337,311
Accrued expenses and other liabilities	97,727			58,265
Total liabilities	6,092,330			6,104,698
Tompkins Financial Corporation Shareholders’ equity	648,618			583,492
Noncontrolling interest	1,461			1,459
Total equity	650,079			584,951

Total liabilities and equity	$6,742,409			$6,689,649
Interest rate spread			3.02%			3.15%
Net interest income/margin on earning assets		52,725	3.34%		53,159	3.36%

Tax Equivalent Adjustment		(407)			(445)

Net interest income per consolidated financial statements		$52,318			$52,714

Average Consolidated Statements of Condition and Net Interest Analysis (Unaudited)
	Year to Date Period Ended			Year to Date Period Ended
	June 30, 2019			June 30, 2018
	Average			Average
	Balance		Average	Balance		Average
(Dollar amounts in thousands)	(YTD)	Interest	Yield/Rate	(YTD)	Interest	Yield/Rate
ASSETS
Interest-earning assets
Interest-bearing balances due from banks	$2,232	$20	1.81%	$1,922	$14	1.47%
Securities (1)
U.S. Government securities	1,399,542	16,168	2.33%	1,448,274	15,997	2.23%
State and municipal (2)	93,872	1,264.273	2.72%	98,470	1,271	2.60%
Other securities (2)	3,416	81	4.78%	3,558	74	4.19%
Total securities	1,496,830	17,513	2.36%	1,550,302	17,342	2.26%
FHLBNY and FRB stock	47,349	1,672	7.12%	51,750	1,534	5.98%
Total loans and leases, net of unearned income (2)(3)	4,797,709	112,636	4.73%	4,719,312	104,304	4.46%
Total interest-earning assets	6,344,120	131,841	4.19%	6,323,286	123,194	3.93%

Other assets	398,762			348,024
Total assets	6,742,882			6,671,310
LIABILITIES & EQUITY
Deposits
Interest-bearing deposits
Interest bearing checking, savings, & money market	2,943,765	9,441	0.65%	2,814,601	3,587	0.26%
Time deposits	658,242	4,746	1.45%	689,404	2,808	0.82%
Total interest-bearing deposits	3,602,007	14,187	0.79%	3,504,005	6,395	0.37%
Federal funds purchased & securities sold under agreements to repurchase	63,451	77	0.24%	64,649	80	0.25%
Other borrowings	971,119	11,869	2.46%	1,098,818	9,821	1.80%
Trust preferred debentures	16,900	656	7.83%	16,728	586	7.06%
Total interest-bearing liabilities	4,653,477	26,789	1.16%	4,684,200	16,882	0.73%
Noninterest bearing deposits	1,347,538			1,344,270
Accrued expenses and other liabilities	101,409			62,856
Total liabilities	6,102,424			6,091,326
Tompkins Financial Corporation Shareholders’ equity	639,015			578,541
Noncontrolling interest	1,443			1,443
Total equity	640,458			579,984

Total liabilities and equity	$6,742,882			$6,671,310
Interest rate spread			3.03%			3.20%
Net interest income/margin on earning assets		105,052	3.34%		106,312	3.39%

Tax Equivalent Adjustment		(820)			(911)

Net interest income per consolidated financial statements		$104,232			$105,401

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

Net Interest Income
Net interest income is the Company’s largest source of revenue, representing 73.9% and 73.3%, respectively, of total revenues for the three and six months ended June 30, 2019, compared to 71.4% and 73.0% for the same periods in 2018. Net interest income is dependent on the volume and composition of interest earning assets and interest-bearing liabilities and the level of market interest rates. The above table shows average interest-earning assets and interest-bearing liabilities, and the corresponding yield or cost associated with each.

Taxable-equivalent net interest income for the three and six months ended June 30, 2019, was down 0.8% and 1.2%, respectively, over the same periods in 2018. Net interest income benefited from a slight shift in the composition of average earning assets, with loans, which carry higher average yields than securities, comprising an increased percentage of average earning assets. For the three and six months ended June 30, 2019, average loans represented 75.8% and 75.6% of average earning assets compared to 74.8% and 74.6% for the same periods in 2018. Growth in loans was outpaced by deposit growth resulting in a lower volume of borrowings, however funding costs have been rising at a faster pace than asset yields, resulting in a decline in net interest margin compared to prior year. Net interest margin for the three and six months ended June 30, 2019 was 3.34% in both periods compared to 3.36% and 3.39% for the same periods in 2018.

Taxable-equivalent interest income for the three and six months ended June 30, 2019, was $66.5 million and $131.8 million, respectively, up 6.3% and 7.0%, respectively, compared to the same periods in 2018. The increase in taxable-equivalent interest income was mainly the result of an increase in average loans, as well as higher yields on average loans. Average loan balances for the three and six months ended June 30, 2019, were up $52.6 million or 1.1% and $78.4 million or 1.7%, respectively, while the average yield on loans increased 28 basis points in the second quarter of 2019 compared to the second quarter of 2018, and was up 27 basis points for the first six months of 2019 compared to the first six months of 2018. Average securities balances for the three and six months ended June 30, 2019, were down $56.7 million or 3.7% and $53.5 million or 3.5%, respectively, and the average yield on securities was up 8 basis points and up 10 basis points compared to the same periods in 2018.

Interest expense for the three and six months ended June 30, 2019, increased by $4.3 million or 46.1% and $9.9 million or 58.7%, respectively, compared to the same periods in 2018, driven mainly by increases in market rates that resulted in higher average rates paid on interest bearing deposits and borrowings as well as an increase in average interest bearing deposits. The average cost of interest bearing deposits during the three and six months ended June 30, 2019 was 0.84% and 0.79%, respectively, up from 0.42% and 0.37%, for the same periods in 2018. Interest expense for the first six months of 2019 and 2018 was positively impacted by $201,000 and $502,000, respectively, of accelerated accretion of purchase accounting deposit discounts from certain deposits acquired in the Company's acquisition of VIST Financial Corp in 2012. Average interest bearing deposits for the second quarter of 2019 were up $124.0 million or 3.6% compared to the same period in 2018, while year-to-date average interest bearing deposits were up $98.0 million or 2.8% compared to the same period in 2018. Average noninterest bearing deposits were up $19.0 million or 1.4% for the three months ended June 30, 2019 when compared to the second quarter of 2018, but for the six months ended June 30, 2019 were in line with the same period in 2018. Average other borrowings for the three and six months ended June 30, 2019 were down $195.1 million or 17.1% and $127.7 million or 11.6% compared to the same periods in 2018; these decreases were mainly due to decreases in overnight borrowings with the FHLB. The decrease in borrowings was driven by deposit growth outpacing loan growth over the periods.

Provision for Loan and Lease Losses
The provision for loan and lease losses represents management’s estimate of the amount necessary to maintain the allowance for loan and lease losses at an appropriate level. The provision for loan and lease losses for the three and six months ended June 30, 2019 was $601,000 and $1.0 million, respectively, which was down compared to $1.0 million and $1.6 million, respectively, for the same periods in 2018. The section captioned “Financial Condition – The Allowance for Loan and Lease Losses” below has further details on the allowance for loan and lease losses and asset quality metrics.

Noninterest Income
Noninterest income was $18.5 million for the second quarter of 2019, which was down 12.5% compared to the second quarter of 2018, and $37.9 million for the first six months of 2019, which was down 2.7% compared to the same period prior year. Noninterest income represented 26.1% of total revenue for the second quarter of 2019 and 26.7% for the six months ended June 30, 2019, compared to 28.6% and 27.0% for the same periods in 2018.

Insurance commissions and fees, the largest component of noninterest income, were $7.8 million for the second quarter of 2019, an increase of 5.0% from the same period prior year. For the first six months of 2019, insurance commissions and fees were up$1.0 million or 6.9% compared to the same period in 2018. The increase in insurance revenues in the second quarter and first six months of 2019 compared to the same periods in 2018 reflects growth in contingency revenues as well as growth in commercial and personal business lines over prior year.

Investment services income of $3.9 million in the second quarter of 2019 was down $115,000 or 2.9% compared to the second quarter of 2018. For the first six months of 2019, investment services income was down $277,000 or 3.4% compared to the same period in 2018. Investment services income includes trust services, financial planning, wealth management services, and brokerage related services. With fees largely based on the market value and the mix of assets managed, the general direction of the stock market can have a considerable impact on fee income. The fair value of assets managed by, or in custody of, Tompkins was $4.0 billion at June 30, 2019, which was in line with June 30, 2018. The fair value at June 30, 2019 includes $1.0 billion of Company-owned securities where Tompkins Trust Company is custodian.

Service charges on deposit accounts for the three and six months ended June 30, 2019, were down $59,000 or 2.8% and $193,000 or 4.6%, respectively, compared to the same periods in 2018. Net overdraft fees, the largest component of service charges on deposit accounts, were in line with the same quarter prior year, but down compared to the first six months of 2018.

The Company recognized net gains on securities transactions of $284,000 and $150,000, respectively, for the three and six months ended June 30, 2019 compared to net gains of $296,000 and $274,000 for the same periods in 2018. The gains are primarily related to the sales of available-for-sale securities which are generally the result of general portfolio maintenance and interest rate risk management. In the second quarter of 2019, the Company sold about $152.1 million of low yielding and short average life securities and recognized a net gain of $271,000.

Other income of $1.8 million in the second quarter of 2019 was down 63.1% compared to the same period in 2018. For the first six months of 2019, other income of $4.3 million was down 35.9% compared to the same period in 2018. The decrease in both periods of 2019 compared to the same periods of 2018 was mainly a result of approximately $2.9 million of gains on the sale of two properties related to the completion and move to the Company's new headquarters building in 2018.

Noninterest Expense
Noninterest expense was $46.1 million for the second quarter of 2019 and $90.3 million for the first six months of 2019, up 2.4% and 1.8%, respectively, compared to the same periods in 2018.

Expenses associated with compensation and benefits are the largest component of noninterest expense, representing 60.2% and 60.3% of total noninterest expense for the three and six months ended June 30, 2019. Salaries and wages expense for the three and six months ended June 30, 2019 increased by $1.2 million or 4.5% and $1.5 million or 2.9%, respectively, compared to the same periods in 2018. The increases were mainly due to normal merit and incentive adjustments. Other employee benefits for the three and six months ended June 30, 2019, increased by $0.5 million or 9.2% and $0.7 million or 6.8%, respectively, over the same periods in 2018, mainly as a result of higher healthcare expenses.

Other expense categories, not related to compensation and benefits, for the three and six months ended June 30, 2019, were in line with the same periods in 2018. Expenses for the second quarter and year to date period ended June 30, 2019, included increases in professional fees and technology related expenses associated with strategic initiatives, while expenses for the three and six months ended June 30, 2018 included approximately $2.0 million of write-downs related to two leases on space vacated in 2018.

Income Tax Expense
The provision for income taxes was $4.7 million for an effective rate of 19.6% for the second quarter of 2019, compared to tax expense of $5.8 million and an effective rate of 20.7% for the same quarter in 2018. For the first six months of 2019, the provision for income taxes was $10.3 million for an effective rate of 20.3% compared to tax expense of $11.5 million and an effective rate of 21.3% for the same period in 2018. The effective rates differ from the U.S. statutory rate primarily due to the effect of tax-exempt income from loans, securities and life insurance assets, and the income tax effects associated with stock based compensation.

FINANCIAL CONDITION

Total assets were $6.7 billion at June 30, 2019, down $104.0 million or 1.5% from December 31, 2018. The decrease in total assets was mainly in the securities portfolio and reflects the sale of about $152.1 million of low yielding and short average life securities in June 2019. The securities sold had an average yield of 1.68% and an average life of 2.9 years. The proceeds were used to reduce overnight borrowings with the FHLB. Total originated loan balances were $4.6 billion at June 30, 2019, down $39.7 million or 0.9% compared to the $4.6 billion reported at year-end 2018. Total acquired loans of $247.3 million were down $17.9 million or 6.7% from December 31, 2018, due to expected run-off in the acquired portfolio. Total deposits were up $99.9 million or 2.0% from December 31, 2018. Other borrowings decreased $251.5 million or 23.4% from December 31, 2018, as a result of the securities sales discussed above as well as deposit growth exceeding loan growth during the period.

Securities
As of June 30, 2019, the Company’s securities portfolio was $1.3 billion or 20.0% of total assets, compared to $1.5 billion or 21.8% of total assets at year-end 2018. The decrease is mainly due to the sale of $152.1 million of available-for-sale securities in June 2019, described above. The following table details the composition of available-for-sale and held-to-maturity securities.

Available-for-Sale Securities
	June 30, 2019		December 31, 2018
(In thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
U.S. Treasuries	$280	$278	$289	$289
Obligations of U.S. Government sponsored entities	348,360	349,662	493,371	$485,898
Obligations of U.S. states and political subdivisions	79,891	80,783	86,260	85,440
Mortgage-backed securities - residential, issued by
U.S. Government agencies	169,799	169,555	131,831	128,267
U.S. Government sponsored entities	590,032	586,529	649,620	630,558
Non-U.S. Government agencies or sponsored entities	7	7	31	31
U.S. corporate debt securities	2,500	2,432	2,500	2,175
Total available-for-sale securities	$1,190,869	$1,189,246	$1,363,902	$1,332,658

Held-to-Maturity Securities
	June 30, 2019		December 31, 2018
(In thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Obligations of U.S. Government sponsored entities	$131,103	$134,057	$131,306	$130,108
Obligations of U.S. states and political subdivisions	9,458	9,491	9,273	9,269
Total held-to-maturity debt securities	$140,561	$143,548	$140,579	$139,377

The decrease in unrealized losses, which reflects the amount that amortized cost exceeds fair value, related to the available-for-sale portfolio was due primarily to changes in market interest rates during the first six months of 2019. Management’s policy is to purchase investment grade securities that on average have relatively short duration, which helps mitigate interest rate risk and provides sources of liquidity without significant risk to capital.

Quarterly, the Company evaluates all investment securities with a fair value less than amortized cost to identify any other-than-temporary impairment as defined under generally accepted accounting principles. As a result of the other-than-temporary impairment review process, the Company does not consider any investment security held at June 30, 2019 to be other-than-temporarily impaired. Future changes in interest rates or the credit quality and credit support of the underlying issuers may reduce the market value of these and other securities. If such decline is determined to be other than temporary, the Company will record the necessary charge to earnings and/or accumulated other comprehensive income to reduce the securities to their then current fair value.

Loans and Leases
Loans and leases as of the end of the second quarter and prior year-end periods were as follows:
	June 30, 2019			December 31, 2018
(In thousands)	Originated	Acquired	Total Loans and Leases	Originated	Acquired	Total Loans and Leases
Commercial and industrial
Agriculture	$93,406	$0	$93,406	$107,494	$0	$107,494
Commercial and industrial other	908,945	41,438	950,383	926,429	43,712	970,141
Subtotal commercial and industrial	1,002,351	41,438	1,043,789	1,033,923	43,712	1,077,635
Commercial real estate
Construction	185,677	1,361	187,038	164,285	1,384	165,669
Agriculture	180,479	219	180,698	170,005	224	170,229
Commercial real estate other	1,869,057	165,183	2,034,240	1,827,279	177,484	2,004,763
Subtotal commercial real estate	2,235,213	166,763	2,401,976	2,161,569	179,092	2,340,661
Residential real estate
Home equity	204,058	18,655	222,713	208,459	21,149	229,608
Mortgages	1,081,835	19,658	1,101,493	1,083,802	20,484	1,104,286
Subtotal residential real estate	1,285,893	38,313	1,324,206	1,292,261	41,633	1,333,894
Consumer and other
Indirect	14,003	0	14,003	12,663	0	12,663
Consumer and other	58,881	805	59,686	57,565	761	58,326
Subtotal consumer and other	72,884	805	73,689	70,228	761	70,989
Leases	15,857	0	15,857	14,556	0	14,556
Total loans and leases	4,612,198	247,319	4,859,517	4,572,537	265,198	4,837,735
Less: unearned income and deferred costs and fees	(3,715)	0	(3,715)	(3,796)	0	(3,796)
Total loans and leases, net of unearned income and deferred costs and fees	$4,608,483	$247,319	$4,855,802	$4,568,741	$265,198	$4,833,939

Total loans and leases of $4.9 billion at June 30, 2019 were up $21.9 million or 0.5% from December 31, 2018. On August 1, 2012, the Company acquired $889.3 million of loans in the VIST Financial acquisition. These loans are shown in the table under the acquired loan heading. All other loans, including loans originated by VIST Bank since the acquisition date of August 1, 2012, are considered originated loans. Originated loan balances at June 30, 2019 were up $39.7 million or 0.9% from year-end 2018. As of June 30, 2019, total loans and leases represented 73.0% of total assets compared to 71.5% of total assets at December 31, 2018.

Residential real estate loans, including home equity loans were $1.3 billion at June 30, 2019, down $9.7 million or 0.7% compared to December 31, 2018, and comprised 27.3% of total loans and leases at June 30, 2019. Changes in residential loan balances are impacted by the Company’s decision to retain these loans or sell them in the secondary market due to interest rate considerations. The Company’s Asset/Liability Committee meets regularly and establishes standards for selling and retaining residential real estate mortgage originations.

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

During the first six months of 2019 and 2018, the Company retained the vast majority of residential mortgage loans originated, selling only $9.6 million and $1.9 million, respectively, recognizing gains on these sales of $114,000 and $88,000, respectively. These residential real estate loans were sold without recourse in accordance with standard secondary market loan sale agreements. When residential mortgage loans are sold, the Company typically retains all servicing rights, which provides the Company with a source of fee income. Mortgage servicing rights totaled $841,000 at June 30, 2019 and $805,000 at December 31, 2018.

Commercial real estate loans and commercial and industrial loans totaled $2.4 billion and $1.0 billion, respectively, and represented 49.5% and 21.5%, respectively of total loans as of June 30, 2019. The commercial real estate portfolio was up 2.6% over year-end 2018, while commercial and industrial loans were down 3.1%. As of June 30, 2019, agriculturally-related loans totaled $274.1 million or 5.6% of total loans and leases, compared to $277.7 million or 5.7% of total loans and leases at December 31, 2018. Agriculturally-related loans include loans to dairy farms and cash and vegetable crop farms. Agriculturally-related loans are primarily made based on identified cash flows of the borrower with consideration given to underlying collateral, personal guarantees, and government related guarantees. Agriculturally-related loans are generally secured by the assets or property being financed or other business assets such as accounts receivable, livestock, equipment or commodities/crops.

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

The carrying value of acquired loans accounted for in accordance with this guidance was $10.5 million at June 30, 2019 as compared to $11.0 million at December 31, 2018. The carrying value of loans not exhibiting evidence of credit impairment at the time of the acquisition (i.e. loans outside of the scope of ASC 310-30) was $236.9 million at June 30, 2019, compared to $254.2 million at December 31, 2018.

The Company has adopted comprehensive lending policies, underwriting standards and loan review procedures. Management reviews these policies and procedures on a regular basis. The Company discussed its lending policies and underwriting guidelines for its various lending portfolios in Note 3 – “Loans and Leases” in the Notes to Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. There have been no significant changes in these policies and guidelines since the date of that report. Therefore, both new originations as well as those balances held at June 30, 2019, reflect these policies and guidelines. The Company’s Board of Directors approves the lending policies at least annually. The Company recognizes that exceptions to policy guidelines may occasionally occur and has established procedures for approving exceptions to these policy guidelines. Management has also implemented reporting systems to monitor loan originations, loan quality, concentrations of credit, loan delinquencies and nonperforming loans and potential problem loans.

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

(In thousands)	6/30/2019	12/31/2018	6/30/2018
Allowance for originated loans and leases
Commercial and industrial	$11,543	$11,217	$12,866
Commercial real estate	20,954	23,483	20,770
Residential real estate	6,853	7,317	6,147
Consumer and other	1,339	1,304	1,328
Total	$40,689	$43,321	$41,111

(In thousands)	6/30/2019	12/31/2018	6/30/2018
Allowance for acquired loans
Commercial and industrial	0	55	19
Commercial real estate	51	0	25
Residential real estate	44	28	65
Consumer and other	6	6	5
Total	101	89	114

As of June 30, 2019, the total allowance for loan and lease losses was $40.8 million, which decreased by $2.6 million or 6.0% from year-end 2018. The decrease in the allowance compared to year-end 2018 was mainly due to a $3.1 million write-down of a single commercial real estate relationship in the first quarter of 2019. This relationship was downgraded in the fourth quarter of 2018 and an impairment reserve was established at that time, which contributed to the increase in the allocation for commercial real estate loans in the originated allowance. Asset quality measures remained favorable at June 30, 2019. Loans internally-classified Special Mention or Substandard were up from year end 2018 by $9.1 million or 12.1%. The increase was mainly a result of two large credits that were downgraded in the second quarter of 2019 totaling $7.8 million, one in the commercial real estate loan portfolio and one in the commercial and industrial loan portfolio. Of the $84.5 million in loans classified as Special Mention and Substandard, approximately 91.8% are current or less than 30 days past due on payments. Nonperforming loans and leases were down $2.8 million or 10.5% from year end 2018 and represent 0.49% of total loans at June 30, 2019 compared to 0.55% at December 31, 2018. The allowance for loan and lease losses covered 171.42% of nonperforming loans and leases as of June 30, 2019, compared to 163.25% at December 31, 2018.

The Company’s allowance for originated loan and lease losses totaled $40.7 million at June 30, 2019, which represented 0.88% of total originated loans, compared to 0.95% at December 31, 2018, and 0.91% at June 30, 2018. The decrease in the balance of the originated allowance at June 30, 2019, compared to year end 2018 was mainly due to the $3.1 million write-down on the commercial real estate relationship mentioned above. Stable asset quality, slower loan growth and favorable qualitative factors contributed to the decrease in the ratio of the originated allowance to total originated loans at June 30, 2019, compared to year-end 2018. Nonaccrual originated loans were $16.5 million as of June 30, 2019 compared to $19.3 million at year end 2018, and $19.1 million at June 30, 2018.

The allowance for acquired loans at June 30, 2019 was $101,000, compared to $89,000 at year end 2018, and $114,000 at June 30, 2018. As part of the determination of the fair value of acquired loans at the time of acquisition, the Company established a credit mark to provide for future credit losses in the acquired portfolio. To the extent that credit quality deteriorates subsequent to acquisition, such deterioration will result in the establishment of an allowance for the acquired portfolio. Nonaccrual acquired loans were $2.4 million as of June 30, 2019 compared to $2.9 million at year-end 2018, and $2.7 million at June 30, 2018.

Activity in the Company’s allowance for loan and lease losses during the first six months of 2019 and 2018 is illustrated in the table below.

Analysis of the Allowance for Originated Loan and Lease Losses
(In thousands)	6/30/2019	6/30/2018
Average originated loans outstanding during period	$4,541,876	$4,421,451
Balance of originated allowance at beginning of year	$43,321	$39,686
ORIGINATED LOANS CHARGED-OFF:
Commercial and industrial	480	106
Commercial real estate	3,398	60
Residential real estate	21	206
Consumer and other	378	942
Total loans charged-off	$4,277	$1,314
RECOVERIES OF ORIGINATED LOANS PREVIOUSLY CHARGED-OFF:
Commercial and industrial	49	8
Commercial real estate	95	346
Residential real estate	282	136
Consumer and other	149	606
Total loans recoveries	$575	$1,096
Net loans charged-off	3,702	218
Additions to originated allowance charged to operations	1,070	1,643
Balance of originated allowance at end of period	$40,689	$41,111
Allowance for originated loans and leases as a percentage of originated loans and leases	0.88%	0.91%
Annualized net charge-offs on originated loans to average total originated loans and leases during the period	0.16%	0.01%

Analysis of the Allowance for Acquired Loan Losses
(In thousands)	6/30/2019	6/30/2018
Average acquired loans outstanding during period	$255,833	$297,861
Balance of acquired allowance at beginning of year	89	85
ACQUIRED LOANS CHARGED-OFF:
Commercial and industrial	3	1
Commercial real estate	0	0
Residential real estate	23	103
Consumer and other	3	0
Total loans charged-off	$29	$104
Commercial and industrial	33	56
Commercial real estate	10	23
Residential real estate	22	83
Consumer and other	$0	$2
Total loans recovered	$65	$164
Net loans (recovered) charged-off	(36)	(60)
Additions to acquired allowance charged to operations	(24)	(31)
Balance of acquired allowance at end of period	$101	$114
Allowance for acquired loans as a percentage of acquired loans outstanding acquired loans and leases	0.04%	0.04%
Annualized net (recoveries) charge-offs on acquired loans as a percentage of average acquired loans and leases outstanding during the period	(0.03)%	(0.04)%
Annualized total net charge-offs as a percentage of average loans and leases outstanding during the period	0.15%	0.01%

Net loan and lease chargeoffs totaled $3.7 million for the six months ended June 30, 2019, compared to net recoveries of $158,000 for the same period in 2018. The year-over-year increase was mainly due to the $3.1 million write-down of one relationship in the commercial real estate portfolio. This relationship was downgraded in the fourth quarter of 2018 and an impairment reserve was established at that time. Annualized net chargeoffs were 0.15% of average total loans and leases, compared to 0.01% for the same period in 2018. The most recent peer percentage is 0.07%.

The provision for loan and lease losses was $601,000 and $1.0 million for the three and six months ended June 30, 2019, compared to $1.0 million and $1.6 million for the same periods in 2018. The provision for loan and lease losses is based upon the Company's quarterly evaluation of the appropriateness of the allowance for loan and lease losses. Slower loan growth, stable asset quality measures, and favorable qualitative factors contributed to the decrease in the provision for loan and lease losses for the three and six months ended June 30, 2019 compared to the same periods of 2018.

Analysis of Past Due and Nonperforming Loans
(In thousands)	6/30/2019	12/31/2018	6/30/2018
Loans 90 days past due and accruing
Commercial and industrial	$0	0	0
Consumer and other	0	0	0
Total loans 90 days past due and accruing	$0	0	0
Nonaccrual loans
Commercial and industrial	1,874	1,883	4,599
Commercial real estate	5,539	8,007	5,663
Residential real estate	11,314	12,072	11,143
Consumer and other	179	234	350
Total nonaccrual loans	$18,906	22,196	21,755
Troubled debt restructurings not included above	4,889	4,395	4,324
Total nonperforming loans and leases	$23,795	26,591	26,079
Other real estate owned	2,229	1,595	2,233
Total nonperforming assets	$26,024	$28,186	$28,312
Allowance as a percentage of nonperforming loans and leases	171.42%	163.25%	158.08%
Total nonperforming loans and leases as percentage of total loans and leases	0.49%	0.55%	0.54%
Total nonperforming assets as percentage of total assets	0.39%	0.42%	0.42%

1 The June 30, 2019, December 31, 2018, and June 30, 2018 columns in the above table exclude $1.3 million, $1.3 million, and $1.1 million, respectively, of acquired loans that are 90 days past due and accruing interest.  These loans were originally recorded at fair value on the acquisition date of August 1, 2012.  These loans are considered to be accruing as we can reasonably estimate future cash flows on these acquired loans and we expect to fully collect the carrying value of these loans.  Therefore, we are accreting the difference between the carrying value of these loans and their expected cash flows into interest income.

Nonperforming assets include nonaccrual loans, troubled debt restructurings (“TDR”), and foreclosed real estate/other real estate owned. Total nonperforming assets of $26.0 million at June 30, 2019 were down $2.2 million or 7.7% compared to December 31, 2018, and $2.3 million or 8.1% compared to June 30, 2018. Nonperforming assets represented 0.39% of total assets at June 30, 2019, down from 0.42% at December 31, 2018 and June 30, 2018. The Company’s ratio of nonperforming assets to total assets continues to compare favorably to our peer group’s most recent ratio of 0.60% at March 31, 2019. Total nonperforming loans and leases of $23.8 million were down $2.8 million or 10.5% from year end 2018, and $2.3 million or 8.8% from June 30, 2018. Contributing to the decrease in nonperforming loans and leases from year-end 2018 was the $3.1 million write-down of a single commercial real estate relationship during the first quarter of 2019. This relationship was downgraded and placed on nonaccrual status during the fourth quarter of 2018. A breakdown of nonperforming loans and leases by portfolio segment is above.

Loans are considered modified in a TDR when, due to a borrower’s financial difficulties, the Company makes a concession(s) to the borrower that it would not otherwise consider and the borrower could not obtain elsewhere. These modifications may include, among others, an extension of the term of the loan, and granting a period when interest-only payments can be made, with the principal payments made over the remaining term of the loan or at maturity. TDRs are included in the above table within the following categories: “loans 90 days past due and accruing”, “nonaccrual loans”, or “troubled debt restructurings not included above”. Loans in the latter category include loans that meet the definition of a TDR but are performing in accordance with the modified terms and therefore classified as accruing loans. At June 30, 2019, the Company had $7.4 million in TDRs, and of that total $2.5 million were reported as nonaccrual and $4.9 million were considered performing and included in the table above.

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

The Company’s recorded investment in loans and leases that are considered impaired totaled $15.2 million at June 30, 2019, compared to $17.6 million at December 31, 2018 and $15.1 million at June 30, 2018. A loan is impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impaired loans consist of our non-homogenous nonaccrual loans, and all TDRs. Specific reserves on individually identified impaired loans that are not collateral dependent are measured based on the present value of expected future cash flows discounted at the original effective interest rate of each loan. For loans that are collateral dependent, impairment is measured based on the fair value of the collateral less estimated selling costs, and such impaired amounts are generally charged off.

The year to date average recorded investment in impaired loans and leases was $16.5 million at June 30, 2019, unchanged from June 30, 2018. At June 30, 2019 and December 31, 2018, there was a specific reserve of $900,000 and $3.8 million, respectively, on impaired loans. The specific reserve of $900,000 at June 30, 2019 was for impaired loans in the originated portfolio; there were no specific reserves for impaired loans in the acquired portfolio. The majority of impaired loans were collateral dependent impaired loans that have limited exposure or require limited specific reserve because of the amount of collateral support with respect to these loans and previous charge-offs. Interest payments on impaired loans are typically applied to principal unless collectability of the principal amount is reasonably assured. In these cases, interest is recognized on a cash basis.

The ratio of the allowance to nonperforming loans and leases (loans past due 90 days and accruing, nonaccrual loans and restructured troubled debt) was 171.42% at June 30, 2019, compared to 163.25% at December 31, 2018, and 158.08% at June 30, 2018. The Company’s nonperforming loans and leases are mostly made up of collateral dependent impaired loans with limited exposure or loans that require limited specific reserve due to the level of collateral available with respect to these loans and/or previous charge-offs.

Management reviews the loan portfolio continuously for evidence of potential problem loans and leases. Potential problem loans and leases are loans and leases that are currently performing in accordance with contractual terms, but where known information about possible credit problems of the related borrowers causes management to have doubt as to the ability of such borrowers to comply with the present loan payment terms and may result in such loans and leases becoming nonperforming at some time in the future. Management considers loans and leases classified as Substandard, which continue to accrue interest, to be potential problem loans and leases. The Company, through its internal loan review function, identified 30 commercial relationships from the originated portfolio and 7 commercial relationships from the acquired portfolio totaling $37.7 million and $1.2 million, respectively, at June 30, 2019, that were potential problem loans. At December 31, 2018, the Company had identified 29 relationships totaling $33.7 million in the originated portfolio and 6 relationships totaling $1.2 million in the acquired portfolio that were potential problem loans. Of the 30 commercial relationships in the originated portfolio at June 30, 2019, that were Substandard, there were 13 relationships that equaled or exceeded $1.0 million, which in aggregate totaled $34.9 million, the largest of which was a $9.0 million. Of the 7 commercial relationships from the acquired loan portfolio at June 30, 2019, that were Substandard, there were no relationships that equaled or exceeded $1.0 million. The increase in potential problem loans in the originated portfolio over year-end 2018 includes 6 relationships totaling $10.1 million in loans newly classified as Substandard. The largest relationship totaled $5.2 million and was in the Company's agriculture portfolio. The Company continues to monitor these potential problem relationships; however, management cannot predict the extent to which continued weak economic conditions or other factors may further impact borrowers. These loans remain in a performing status due to a variety of factors, including payment history, the value of collateral supporting the credits, and personal or government guarantees. These factors, when considered in the aggregate, give management reason to believe that the current risk exposure on these loans does not warrant accounting for these loans as nonperforming. However, these loans do exhibit certain risk factors, which have the potential to cause them to become nonperforming. Accordingly, management’s attention is focused on these credits, which are reviewed on at least a quarterly basis.

Capital
Total equity was $657.7 million at June 30, 2019, an increase of $36.8 million or 5.9% from December 31, 2018. The increase reflects growth in retained earnings and a decrease in accumulated other comprehensive losses, partially offset by a decrease in additional paid in capital.

Additional paid-in capital decreased by $11.3 million, from $366.6 million at December 31, 2018, to $355.3 million at June 30, 2019. The decrease was primarily attributable to the following: a $12.3 million aggregate purchase price related to the Company's repurchase of 155,093 shares of its common stock in connection with its stock repurchase plan and $1.1 million related to the exercise of stock options and restricted stock activity. This was partially offset by $2.0 million attributed to stock based compensation. Retained earnings increased by $25.1 million from $319.4 million at December 31, 2018, to $344.5 million at June 30, 2019, mainly reflecting net income of $40.4 million less dividends paid of $15.3 million. Accumulated other comprehensive loss decreased from a net loss of $63.2 million at December 31, 2018, to a net loss of $40.2 million at June 30, 2019, reflecting a $22.4 million decrease in unrealized losses on available-for-sale securities mainly due to changes in market rates and a $0.6 million decrease related to post-retirement benefit plans. In connection with the effectiveness of the Basel III Capital Rules on January 1, 2015, the Company elected to opt-out of the requirement to include most components of other comprehensive income in regulatory capital. Accordingly, amounts reported as accumulated other comprehensive income/loss related to net unrealized gain or loss on available-for-sale securities and the funded status of the Company’s defined benefit post-retirement benefit plans do not increase or reduce regulatory capital and are not included in the calculation of risk-based capital and leverage ratios.

Cash dividends paid in the six months of 2019 totaled approximately $15.3 million, representing 37.9% of year to date 2019 earnings. Cash dividends of $1.00 per common share paid in the first six months of 2019 were up 4.2% over cash dividends of $0.96 per common share paid in the first six months of 2018.

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

In addition to setting higher minimum capital ratios, the Basel III Capital Rules introduced a capital conservation buffer, which must be added to each of the minimum capital ratios and is designed to absorb losses during periods of economic stress. The capital conservation buffer was phased-in over a three year period that began on January 1, 2016, and was fully phased-in on January 1, 2019 at 2.5%.

The following table provides a summary of the Company’s capital ratios as of June 30, 2019.

REGULATORY CAPITAL ANALYSIS
June 30, 2019	Actual		Minimum Capital Required - Basel III Fully Phased-In		Well Capitalized Requirement
(dollar amounts in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk weighted assets)	$657,308	13.34%	$517,127	10.50%	$492,502	10.00%
Tier 1 Capital (to risk weighted assets)	$614,565	12.48%	$418,627	8.50%	$394,001	8.00%
Tier 1 Common Equity (to risk weighted assets)	$597,616	12.13%	$344,751	7.00%	$320,126	6.50%
Tier 1 Capital (to average assets)	$614,565	9.25%	$265,685	4.00%	$332,106	5.00%

As of June 30, 2019, the Company’s capital ratios exceeded the minimum required capital ratios plus the fully phased-in capital conservation buffer, and the minimum required capital ratios for well capitalized institutions. The capital levels required to be considered well capitalized, presented in the above table, are based upon prompt corrective action regulations, as amended to reflect the changes under Basel III Capital Rules.

Total capital as a percent of risk weighted assets increased to 13.3% at June 30, 2019, compared with 13.1% as of December 31, 2018. Tier 1 capital as a percent of risk weighted assets increased from 12.2% at the end of 2018 to 12.5% as of June 30, 2019. Tier 1 capital as a percent of average assets was 9.3% at June 30, 2019, which is up from 9.1% at December 31, 2018. Common equity tier 1 capital was 12.1% at the end of the second quarter of 2019, up from 11.8% at the end of 2018.

On July 19, 2018, the Company’s Board of Directors authorized a stock repurchase plan (the "2018 Repurchase Plan") for the Company to repurchase up to 400,000 shares of the Company’s common stock. Purchases may be made over the 24 months following adoption of the plan. The repurchase program may be suspended, modified or terminated by the Board of Directors at any time for any reason. During the first six months of 2019, the Company repurchased 155,093 shares at an average price of $79.00. As of June 30, 2019, a total of 172,076 shares had been repurchased under the 2018 Repurchase Plan, at an average price of $78.61.

As of June 30, 2019, the capital ratios for the Company’s subsidiary banks also exceeded the minimum required capital ratios plus the required conservation buffer, the minimum required capital ratios plus the fully phased-in capital conservation buffer, and the minimum required capital ratios for well capitalized institutions.

Deposits and Other Liabilities
Total deposits of $5.0 billion at June 30, 2019 were up $99.9 million or 2.0% from December 31, 2018. The increase from year-end 2018 was in money market and savings balances and time deposits, which were up $55.7 million or 2.0% and $47.7 million or 7.5% respectively from year-end 2018. Non-interest bearing deposits were down $3.4 million or 0.2% from year-end 2018.

The most significant source of funding for the Company is core deposits. The Company defines core deposits as total deposits less time deposits of $250,000 or more, brokered deposits, municipal money market deposits, and reciprocal deposit relationships with municipalities. Core deposits grew by $32.0 million to $4.1 billion at June 30, 2019, from year-end 2018. Core deposits represented 83.0% of total deposits at June 30, 2019, compared to 84.0% of total deposits at December 31, 2018.

The Company uses both retail and wholesale repurchase agreements. Retail repurchase agreements are arrangements with local customers of the Company, in which the Company agrees to sell securities to the customer with an agreement to repurchase those securities at a specified later date. Retail repurchase agreements totaled $64.0 million at June 30, 2019, and $81.7 million at December 31, 2018. Management generally views local repurchase agreements as an alternative to large time deposits.

The Company’s other borrowings totaled $824.6 million at June 30, 2019, down $251.5 million or 23.4% from $1.1 billion at December 31, 2018. The decrease in borrowings was due to paydowns resulting from proceeds from sales of available-for-sale securities in the second quarter of 2019 as well as growth in deposits over the year-to-date period. In the second quarter of 2019, the Company sold $152.1 million of available-for-sale securities and used the proceeds to reduce overnight borrowings with FHLB. Borrowings at June 30, 2019 included $435.6 million in FHLB overnight advances, $385.0 million of FHLB term advances, and a $4.0 million advance from a bank. Borrowings at year-end 2018 included $647.1 million in overnight advances from FHLB, $425.0 million of FHLB term advances, and a $4.0 million advance from a bank. Of the $385.0 million in FHLB term advances at June 30, 2019, $150.0 million is due in over one year.

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

Core deposits, discussed above under “Deposits and Other Liabilities”, are a primary and low cost funding source obtained primarily through the Company’s branch network. In addition to core deposits, the Company uses non-core funding sources to support asset growth. These non-core funding sources include time deposits of $250,000 or more, brokered time deposits, national deposit listing services, municipal money market deposits, reciprocal deposit relationships with municipalities, bank borrowings, securities sold under agreements to repurchase and overnight and term advances from the FHLB. Rates and terms are the primary determinants of the mix of these funding sources. Non-core funding sources of $1.7 billion at June 30, 2019 decreased $201.5 million or 10.4% as compared to year end 2018. The decrease in non-core funding sources reflects mainly a decrease in overnight borrowings with the FHLB. In the second quarter of 2019, the Company sold $152.1 million of available-for-sale securities and used the proceeds to reduce overnight borrowings with the FHLB. Non-core funding sources, as a percentage of total liabilities, were 29.0% at June 30, 2019, compared to 31.6% at December 31, 2018.

Non-core funding sources may require securities to be pledged against the underlying liability. Securities carried at $1.2 billion at June 30, 2019 and $1.2 billion at December 31, 2018, were either pledged or sold under agreements to repurchase. Pledged securities represented 92.7% of total securities at June 30, 2019, compared to 77.8% of total securities at December 31, 2018.

Cash and cash equivalents totaled $81.0 million as of June 30, 2019 which increased from $80.4 million at December 31, 2018. Short-term investments, consisting of securities due in one year or less, increased from $86.8 million at December 31, 2018, to $114.6 million on June 30, 2019.

Cash flow from the loan and investment portfolios provides a significant source of liquidity. These assets may have stated maturities in excess of one year, but have monthly principal reductions. Total mortgage-backed securities, at fair value, were $756.1 million at June 30, 2019 compared with $758.9 million at December 31, 2018. Outstanding principal balances of residential mortgage loans, consumer loans, and leases totaled approximately $1.4 billion at June 30, 2019, down $5.7 million or 0.4% compared with year end 2018. Aggregate amortization from monthly payments on these assets provides significant additional cash flow to the Company.

The Company's liquidity is enhanced by ready access to national and regional wholesale funding sources including Federal funds purchased, repurchase agreements, brokered certificates of deposit, and FHLB advances. Through its subsidiary banks, the Company has borrowing relationships with the FHLB and correspondent banks, which provide secured and unsecured borrowing capacity. At June 30, 2019, the unused borrowing capacity on established lines with the FHLB was $1.2 billion.

As members of the FHLB, the Company’s subsidiary banks can use certain unencumbered mortgage-related assets and securities to secure additional borrowings from the FHLB. At June 30, 2019, total unencumbered residential mortgage loans and securities were $708.6 million. Additional assets may also qualify as collateral for FHLB advances upon approval of the FHLB.

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

The Company’s Board of Directors has set a policy that interest rate risk exposure will remain within a range whereby net interest income will not decline by more than 10% in one year as a result of a 200 basis point parallel change in rates. Based upon the simulation analysis performed as of May 31, 2019, a 200 basis point parallel upward change in interest rates over a one-year time frame would result in a one-year decrease in net interest income from the base case of approximately 5.0%, while a 200 basis point parallel decline in interest rates over a one-year period would result in an increase in one-year net interest income from the base case of 1.2%. The simulation assumes no balance sheet growth and no management action to address balance sheet mismatches.

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

The down 200 basis point scenario increases net income slightly in the first year as a result of the Company's interest bearing liabilities, mainly deposits and overnight borrowings, repricing downward faster than the Company's assets. Rates on savings and money market accounts have moved up slightly from historically low levels, allowing for some interest expense relief in the first year of a declining rate scenario. In addition, the model assumes that prepayments accelerate in the down interest rate environment resulting in additional pressure on asset yields as proceeds are reinvested at lower rates.

The most recent simulation of a base case scenario, which assumes interest rates remain unchanged from the date of the simulation, reflects a net interest margin that is stable over the next 12 to 18 months.

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

In addition to the simulation analysis, management uses an interest rate gap measure. The table below is a Condensed Static Gap Report, which illustrates the anticipated repricing intervals of assets and liabilities as of June 30, 2019. The Company’s one-year net interest rate gap was a negative $643.2 million or 9.7% of total assets at June 30, 2019, compared with a negative $762.6 million or 11.47% of total assets at December 31, 2018. A negative gap position exists when the amount of interest-bearing liabilities maturing or repricing exceeds the amount of interest-earning assets maturing or repricing within a particular time period. This analysis suggests that the Company’s net interest income is moderately more vulnerable to an increasing rate environment than it is to a prolonged declining interest rate environment. An interest rate gap measure could be significantly affected by external factors such as a rise or decline in interest rates, loan or securities prepayments, and deposit withdrawals.

Condensed Static Gap - June 30, 2019			Repricing Interval
(in thousands)	Total	0-3 months	3-6 months	6-12 months	Cumulative 12 months

Interest-earning assets[1]	$6,229,983	$1,209,620	$299,597	$614,563	$2,123,780
Interest-bearing liabilities	4,499,339	2,325,480	161,888	279,615	2,766,983
Net gap position		(1,115,860)	137,709	334,948	(643,203)
Net gap position as a percentage of total assets		(16.77)%	2.07%	5.03%	(9.67)%
 1 Balances of available securities are shown at amortized cost

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2019. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this Report on Form 10-Q, the Company’s disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2019, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

	Total Number of Shares Purchased (a)	Average Price Paid Per Share (b)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (c)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (d)

April 1, 2019 through April 30, 2019	1,488	$76.60	0	383,017
May 1, 2019 through May 31, 2019	112,867	79.09	107,742	275,275
June 1, 2019 through June 30, 2019	47,351	79.90	47,351	227,924
Total	161,706	$79.30	155,093	227,924

Included in the table above are 1,488 shares purchased in April 2019, at an average cost of $76.60, and 539 shares purchased in May 2019, at an average cost of $77.29, by the trustee of the rabbi trust established by the Company under the Company’s Stock Retainer Plan For Eligible Directors of Tompkins Financial Corporation and Participating Subsidiaries, which were part of the director deferred compensation under that plan. In addition, the table includes 4,586 shares in May 2019 delivered to the Company by employees at an average cost of $83.73 to satisfy mandatory tax withholding requirements upon the vesting of restricted stock under the Company's 2009 Equity Plan.

On July 19, 2018, the Company’s Board of Directors authorized a stock repurchase plan for the Company to repurchase up to 400,000 shares of the Company’s common stock. Purchases could be made over the 24 months following adoption of the plan.

The repurchase program could be suspended, modified or terminated by the Board of Directors at any time for any reason. As of June 30, 2019, 172,076 shares had been repurchased under the 2018 plan at an average price of $78.61.

Recent Sales of Unregistered Securities

None

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Mine Safety Disclosures

Not applicable

Item 5.	Other Information

None

Item 6.	Exhibits

EXHIBIT INDEX

Exhibit Number	Description	Pages

31.1	Certification of Principal Executive Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Principal Executive Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, 18 U.S.C. Section 1350

32.2	Certification of Principal Financial Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, 18 U.S.C. Section 1350

101 INS**	The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document

101 SCH**	Inline XBRL Taxonomy Extension Schema Document

101 CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101 DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document

101 LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document

101 PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the interactive date file because its XBRL tags are embedded with the inline XBRL document.

** Attached as Exhibit 101 to this report are the following formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Condition as of June 30, 2019 and December 31, 2018; (ii) Condensed Consolidated Statements of Income for the three and six months ended June 30, 2019 and 2018; (iii) Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2019 and 2019; (iv) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2019 and 2018; (v) Condensed Consolidated Statements of Changes in Shareholders' Equity for the six months ended June 30, 2019 and 2018; and (vi Notes to Unaudited Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	August 8, 2019

TOMPKINS FINANCIAL CORPORATION

By:	/s/ Stephen S. Romaine
Stephen S. Romaine
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Francis M. Fetsko
Francis M. Fetsko
Executive Vice President, Chief Financial Officer, and Chief Operating Officer
(Principal Financial Officer)
(Principal Accounting Officer)