Form 10-Q
period 2019-09-30
TOMPKINS FINANCIAL CORP
filed 2019-11-12
CIK 1005817

United States
Securities and Exchange Commission
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

Indicate the number of shares of the Registrant's Common Stock outstanding as of the latest practicable date: 14,940,236 shares as of October 31, 2019.

TOMPKINS FINANCIAL CORPORATION

FORM 10-Q

TOMPKINS FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CONDITION

(In thousands, except share and per share data)	As of	As of
ASSETS	9/30/2019	12/31/2018
	(unaudited)	(audited)
Cash and noninterest bearing balances due from banks	$124,939	$78,524
Interest bearing balances due from banks	2,488	1,865
Cash and Cash Equivalents	127,427	80,389

Available-for-sale securities, at fair value (amortized cost of $1,140,086 at September 30, 2019 and $1,363,902 at December 31, 2018)	1,142,452	1,332,658
Held-to-maturity securities, at amortized cost (fair value of $142,583 at September 30, 2019 and $139,377 at December 31, 2018)	138,657	140,579
Equity securities, at fair value (amortized cost $1,000 at September 30, 2019 and $1,000 at December 31, 2018)	917	887
Originated loans and leases, net of unearned income and deferred costs and fees	4,628,616	4,568,741
Acquired loans	228,457	265,198
Less: Allowance for loan and lease losses	41,371	43,410
Net Loans and Leases	4,815,702	4,790,529

Federal Home Loan Bank and other stock	24,881	52,262
Bank premises and equipment, net	94,861	97,202
Corporate owned life insurance	82,516	81,928
Goodwill	92,447	92,283
Other intangible assets, net	6,647	7,628
Accrued interest and other assets	101,475	82,091
Total Assets	$6,627,982	$6,758,436
LIABILITIES
Deposits:
Interest bearing:
Checking, savings and money market	3,165,622	2,853,190
Time	701,444	637,295
Noninterest bearing	1,502,924	1,398,474
Total Deposits	5,369,990	4,888,959

Federal funds purchased and securities sold under agreements to repurchase	50,541	81,842
Other borrowings	429,000	1,076,075
Trust preferred debentures	16,992	16,863
Other liabilities	101,594	73,826
Total Liabilities	$5,968,117	$6,137,565
EQUITY
Tompkins Financial Corporation shareholders' equity:
Common Stock - par value $.10 per share: Authorized 25,000,000 shares; Issued: 15,011,660 at September 30, 2019; and 15,348,287 at December 31, 2018	1,501	1,535
Additional paid-in capital	341,654	366,595
Retained earnings	357,165	319,396
Accumulated other comprehensive loss	(36,851)	(63,165)
Treasury stock, at cost – 121,880 shares at September 30, 2019, and 122,227 shares at December 31, 2018	(5,111)	(4,902)
Total Tompkins Financial Corporation Shareholders’ Equity	658,358	619,459

Noncontrolling interests	1,507	1,412
Total Equity	$659,865	$620,871
Total Liabilities and Equity	$6,627,982	$6,758,436

See notes to unaudited condensed consolidated financial statements.

TOMPKINS FINANCIAL CORPORATION
 CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Nine Months Ended
(In thousands, except per share data) (Unaudited)	9/30/2019	9/30/2018	9/30/2019	9/30/2018
INTEREST AND DIVIDEND INCOME
Loans	$57,621	$54,769	$169,685	$158,419
Due from banks	11	8	31	22
Available-for-sale securities	6,511	7,448	22,055	22,821
Held-to-maturity securities	862	860	2,583	2,572
Federal Home Loan Bank and other stock	770	899	2,442	2,433
Total Interest and Dividend Income	65,775	63,984	196,796	186,267
INTEREST EXPENSE
Time certificates of deposits of $250,000 or more	823	563	2,184	1,088
Other deposits	7,583	3,830	20,409	9,699
Federal funds purchased and securities sold under agreements to repurchase	34	35	110	115
Trust preferred debentures	317	318	974	904
Other borrowings	3,862	6,075	15,731	15,897
Total Interest Expense	12,619	10,821	39,408	27,703
Net Interest Income	53,156	53,163	157,388	158,564
Less: Provision for loan and lease losses	1,320	272	2,366	1,884
Net Interest Income After Provision for Loan and Lease Losses	51,836	52,891	155,022	156,680
NONINTEREST INCOME
Insurance commissions and fees	8,517	7,903	24,314	22,684
Investment services income	4,175	4,097	12,166	12,365
Service charges on deposit accounts	2,191	2,088	6,210	6,300
Card services income	2,550	2,442	8,090	7,209
Other income	1,963	2,057	6,247	8,743
Net gain on securities transactions	138	16	434	290
Total Noninterest Income	19,534	18,603	57,461	57,591
NONINTEREST EXPENSE
Salaries and wages	22,960	22,029	66,149	64,404
Other employee benefits	5,821	5,300	17,094	15,859
Net occupancy expense of premises	3,236	3,057	10,095	9,873
Furniture and fixture expense	1,919	1,814	5,894	5,461
Amortization of intangible assets	421	440	1,251	1,334
Other operating expense	11,298	12,493	35,451	36,908
Total Noninterest Expenses	45,655	45,133	135,934	133,839
Income Before Income Tax Expense	25,715	26,361	76,549	80,432
Income Tax Expense	5,478	5,427	15,816	16,939
Net Income Attributable to Noncontrolling Interests and Tompkins Financial Corporation	20,237	20,934	60,733	63,493
Less: Net Income Attributable to Noncontrolling Interests	31	32	95	96
Net Income Attributable to Tompkins Financial Corporation	$20,206	$20,902	$60,638	$63,397
Basic Earnings Per Share	$1.34	$1.37	$3.99	$4.15
Diluted Earnings Per Share	$1.34	$1.36	$3.97	$4.12

See notes to unaudited condensed consolidated financial statements.

TOMPKINS FINANCIAL CORPORATION
 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended
(In thousands) (Unaudited)	9/30/2019	9/30/2018
Net income attributable to noncontrolling interests and Tompkins Financial Corporation	$20,237	$20,934
Other comprehensive income (loss), net of tax:

Available-for-sale securities:
Change in net unrealized gain/(loss) during the period	3,111	(5,806)
Reclassification adjustment for net realized gain on sale of available-for-sale securities included in net income	(101)	(23)

Employee benefit plans:
Amortization of net retirement plan actuarial loss	310	325
Amortization of net retirement plan prior service cost	3	3

Other comprehensive income (loss)	3,323	(5,501)

Subtotal comprehensive income attributable to noncontrolling interests and Tompkins Financial Corporation	23,560	15,433
Less: Net income attributable to noncontrolling interests	(31)	(32)
Total comprehensive income attributable to Tompkins Financial Corporation	$23,529	$15,401

	Nine Months Ended
(In thousands) (Unaudited)	9/30/2019	9/30/2018
Net income attributable to noncontrolling interests and Tompkins Financial Corporation	$60,733	$63,493
Other comprehensive (loss) income, net of tax:

Available-for-sale securities:
Change in net unrealized gain/loss during the period	25,681	(24,443)
Reclassification adjustment for net realized gain on sale of available-for-sale securities included in net income	(305)	(245)

Employee benefit plans:
Amortization of net retirement plan actuarial loss	930	973
Amortization of net retirement plan prior service cost	8	9

Other comprehensive income (loss)	26,314	(23,706)

Subtotal comprehensive income attributable to noncontrolling interests and Tompkins Financial Corporation	87,047	39,787
Less: Net income attributable to noncontrolling interests	(95)	(96)
Total comprehensive income attributable to Tompkins Financial Corporation	$86,952	$39,691

See notes to unaudited condensed consolidated financial statements.

TOMPKINS FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
(In thousands) (Unaudited)	9/30/2019	9/30/2018
OPERATING ACTIVITIES
Net income attributable to Tompkins Financial Corporation	$60,638	$63,397
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	2,366	1,884
Depreciation and amortization of premises, equipment, and software	7,495	6,937
Amortization of intangible assets	1,251	1,334
Earnings from corporate owned life insurance	(1,612)	(1,519)
Net amortization on securities	5,425	6,775
Amortization/accretion related to purchase accounting	(1,091)	(1,603)
Net gain on securities transactions	(434)	(290)
Net gain on sale of loans originated for sale	(139)	(295)
Proceeds from sale of loans originated for sale	11,532	15,585
Loans originated for sale	(9,961)	(16,970)
Net gain on sale of bank premises and equipment	(110)	(2,946)
Net excess tax benefit from stock based compensation	574	496
Stock-based compensation expense	3,009	2,511
Increase in accrued interest receivable	(488)	(2,989)
(Decrease) increase in accrued interest payable	(114)	112
Other, net	(4,132)	(4,829)
Net Cash Provided by Operating Activities	74,209	67,590
INVESTING ACTIVITIES
Proceeds from maturities, calls and principal paydowns of available-for-sale securities	232,792	105,220
Proceeds from sales of available-for-sale securities	176,249	60,888
Proceeds from maturities, calls and principal paydowns of held-to-maturity securities	9,205	5,791
Purchases of available-for-sale securities	(189,940)	(123,772)
Purchases of held-to-maturity securities	(7,589)	(8,110)
Net increase in loans	(28,395)	(131,513)
Net decrease in Federal Home Loan Bank stock	27,381	2,042
Proceeds from sale of bank premises and equipment	449	3,274
Purchases of bank premises, equipment and software	(4,049)	(14,380)
Net cash used in acquisition	(436)	0
Other, net	4,887	132
Net Cash Provided by (Used in) Investing Activities	220,554	(100,428)
FINANCING ACTIVITIES
Net increase in demand, money market, and savings deposits	416,882	295,423
Net increase (decrease) in time deposits	64,831	(107,071)
Net decrease in Federal funds purchased and securities sold under agreements to repurchase	(31,301)	(22,302)
Increase in other borrowings	252,753	415,932
Repayment of other borrowings	(899,828)	(499,159)
Cash dividends	(22,869)	(21,998)
Repurchase of common stock	(26,992)	(1,206)
Shares issued for employee stock ownership plan	0	3,073
Net shares issued related to restricted stock awards	(385)	(494)
Net proceeds from exercise of stock options	(816)	(501)
Net Cash (Used in) Provided by Financing Activities	(247,725)	61,697
Net Increase in Cash and Cash Equivalents	47,038	28,859
Cash and cash equivalents at beginning of period	80,389	84,303
Total Cash and Cash Equivalents at End of Period	$127,427	$113,162

See notes to unaudited condensed consolidated financial statements.

TOMPKINS FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
(In thousands) (Unaudited)	9/30/2019	9/30/2018
Supplemental Information:
Cash paid during the year for - Interest	$40,204	$28,668
Cash paid during the year for - Taxes	11,241	14,963
Transfer of loans to other real estate owned	774	242

See notes to unaudited condensed consolidated financial statements.

TOMPKINS FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

(In thousands except share and per share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Non- controlling Interests	Total
Balances at July 1, 2018	$1,532	$367,121	$294,553	$(69,436)	$(4,597)	$1,476	$590,649
Net income attributable to noncontrolling interests and Tompkins Financial Corporation			20,902			32	20,934
Other comprehensive (loss)				(5,501)			(5,501)
Total Comprehensive Income							15,433
Cash dividends ($0.48 per share)			(7,334)				(7,334)
Net exercise of stock options (5,293 shares)	1	(288)					(287)
Common stock repurchased and returned to unissued status	(1)						(1)
Stock-based compensation expense		815					815
Directors deferred compensation plan (1,967 shares)		151			(151)		0
Restricted stock activity ((10,078) shares)	(1)	(130)					(131)
Balances at September 30, 2018	$1,531	$367,669	$308,121	$(74,937)	$(4,748)	$1,508	$599,144

Balances at July 1, 2019	$1,520	$355,284	$344,513	$(40,174)	$(4,942)	$1,476	$657,677
Net income attributable to noncontrolling interests and Tompkins Financial Corporation			20,206			31	20,237
Other comprehensive income				3,323			3,323
Total Comprehensive Income							23,560
Cash dividends ($0.50 per share)			(7,554)				(7,554)
Net exercise of stock options (2,902 shares)	0	(106)					(106)
Common stock repurchased and returned to unissued status (185,107 shares)	(18)	(14,690)					(14,708)
Stock-based compensation expense		997					997
Directors deferred compensation plan (2,027 shares)		169			(169)		0
Restricted stock activity ((2,764) shares)	(1)	0					(1)
Balances at September 30, 2019	$1,501	$341,654	$357,165	$(36,851)	$(5,111)	$1,507	$659,865

(In thousands except share and per share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Non- controlling Interests	Total
Balances at January 1, 2018	$1,530	$364,031	$265,007	$(51,296)	$(4,492)	$1,422	$576,202
Net income attributable to noncontrolling interests and Tompkins Financial Corporation			63,397			96	63,493
Other comprehensive (loss)				(23,706)			(23,706)
Total Comprehensive Income							39,787
Cash dividends ($1.44 per share)			(21,998)				(21,998)
Net exercise of stock options (10,136 shares)	1	(502)					(501)
Common stock repurchased and returned to unissued status (15,500 shares)	(2)	(1,204)					(1,206)
Stock-based compensation expense		2,511					2,511
Shares issued for employee stock ownership plan (38,883 shares)	4	3,069					3,073
Directors deferred compensation plan ((527) shares)		256			(256)		0
Restricted stock activity ((21,218) shares)	(2)	(492)					(494)
Adoption of Accounting Guidance ASU 2016-01			(65)	65			0
Adoption of Accounting Guidance ASU 2014-09			1,780				1,780
Partial repurchase of noncontrolling interest						(10)	(10)
Balances at September 30, 2018	$1,531	$367,669	$308,121	$(74,937)	$(4,748)	$1,508	$599,144

Balances at January 1, 2019	$1,535	$366,595	$319,396	$(63,165)	$(4,902)	$1,412	$620,871
Net income attributable to noncontrolling interests and Tompkins Financial Corporation			60,638			95	60,733
Other comprehensive income				26,314			26,314
Total Comprehensive Income							87,047
Cash dividends ($1.50 per share)			(22,869)				(22,869)
Net exercise of stock options (15,201 shares)	1	(817)					(816)
Common stock repurchased and returned to unissued status (340,200 shares)	(34)	(26,958)					(26,992)
Stock-based compensation expense		3,009					3,009
Directors deferred compensation plan ((347) shares)		209			(209)		0
Restricted stock activity ((11,628) shares)	(1)	(384)					(385)
Balances at September 30, 2019	$1,501	$341,654	$357,165	$(36,851)	$(5,111)	$1,507	$659,865

See notes to unaudited condensed consolidated financial statements

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Business

Tompkins Financial Corporation (“Tompkins” or the “Company”) is headquartered in Ithaca, New York and is registered as a Financial Holding Company with the Federal Reserve Board under the Bank Holding Company Act of 1956, as amended. The Company is a locally oriented, community-based financial services organization that offers a full array of products and services, including commercial and consumer banking, leasing, trust and investment management, financial planning and wealth management, and insurance services. At September 30, 2019, the Company’s subsidiaries included: four wholly-owned banking subsidiaries, Tompkins Trust Company (the “Trust Company”), The Bank of Castile (DBA Tompkins Bank of Castile), Mahopac Bank (DBA Tompkins Mahopac Bank), VIST Bank (DBA Tompkins VIST Bank); and a wholly-owned insurance agency subsidiary, Tompkins Insurance Agencies, Inc. (“Tompkins Insurance”). The trust division of the Trust Company provides a full array of investment services, including investment management, trust and estate, financial and tax planning as well as life, disability and long-term care insurance services. The Company’s principal offices are located at 118 E. Seneca Street, Ithaca, New York, 14850, and its telephone number is (888) 503-5753. The Company’s common stock is traded on the NYSE American under the Symbol “TMP.”

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

4. Securities

Available-for-Sales Securities
The following table summarizes available-for-sale securities held by the Company at September 30, 2019:

	Available-for-Sale Securities
September 30, 2019	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(In thousands)
U.S. Treasuries	$1,356	$0	$0	$1,356
Obligations of U.S. Government sponsored entities	314,740	2,039	63	316,716
Obligations of U.S. states and political subdivisions	84,744	1,152	60	85,836
Mortgage-backed securities – residential, issued by
U.S. Government agencies	176,737	1,429	1,319	176,847
U.S. Government sponsored entities	560,009	2,920	3,664	559,265
U.S. corporate debt securities	2,500	0	68	2,432
Total available-for-sale securities	$1,140,086	$7,540	$5,174	$1,142,452

 The following table summarizes available-for-sale securities held by the Company at December 31, 2018:

	Available-for-Sale Securities
December 31, 2018	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(In thousands)
U.S. Treasuries	$289	$0	$0	$289
Obligations of U.S. Government sponsored entities	493,371	80	7,553	485,898
Obligations of U.S. states and political subdivisions	86,260	113	933	85,440
Mortgage-backed securities – residential, issued by
U.S. Government agencies	131,831	168	3,732	128,267
U.S. Government sponsored entities	649,620	537	19,599	630,558
Non-U.S. Government agencies or sponsored entities	31	0	0	31
U.S. corporate debt securities	2,500	0	325	2,175
Total available-for-sale securities	$1,363,902	$898	$32,142	$1,332,658

Held-to-Maturity Securities
The following table summarizes held-to-maturity securities held by the Company at September 30, 2019:

	Held-to-Maturity Securities
September 30, 2019	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(In thousands)
Obligations of U.S. Government sponsored entities	$131,001	$3,882	$0	$134,883
Obligations of U.S. states and political subdivisions	7,656	44	0	7,700
Total held-to-maturity debt securities	$138,657	$3,926	$0	$142,583

The following table summarizes held-to-maturity securities held by the Company at December 31, 2018:

	Held-to-Maturity Securities
December 31, 2018	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(In thousands)
Obligations of U.S. Government sponsored entities	$131,306	$0	$1,198	$130,108
Obligations of U.S. states and political subdivisions	9,273	20	24	9,269
Total held-to-maturity debt securities	$140,579	$20	$1,222	$139,377

The Company may from time to time sell investment securities from its available-for-sale portfolio. The available-for-sale portfolio also includes callable securities that may be called by the issuer prior to maturity. Realized gains on available-for-sale securities were $133,000 and $999,000 for the three and nine months ended September 30, 2019 and $30,000 and $327,000 for the same periods during 2018. Realized losses on available-for-sale securities were $0 and $595,000 for the three and nine months ended September 30, 2019 and $0 and $3,000 for the same periods during 2018. The sales of available-for-sale investment securities were the result of general investment portfolio and interest rate risk management. The Company also recognized net gains of $5,000 and $30,000 for the three and nine months ended September 30, 2019, on equity securities, reflecting the change in fair value. The Company recognized net losses of $14,000 and $34,000 for the three and nine months ended September 30, 2018, on equity securities, reflecting the change in fair value.

The following table summarizes available-for-sale securities that had unrealized losses at September 30, 2019:

	Less than 12 Months		12 Months or Longer		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of U.S. Government sponsored entities	$9,451	$49	$8,540	$14	$17,991	$63
Obligations of U.S. states and political subdivisions	5,761	45	2,295	15	8,056	60

Mortgage-backed securities – residential, issued by
U.S. Government agencies	57,136	336	49,624	983	106,760	1,319
U.S. Government sponsored entities	42,056	276	296,532	3,388	338,588	3,664
U.S. corporate debt securities	0	0	2,432	68	2,432	68
Total available-for-sale securities	$114,404	$706	$359,423	$4,468	$473,827	$5,174

The following table summarizes available-for-sale securities that had unrealized losses at December 31, 2018:

	Less than 12 Months		12 Months or Longer		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of U.S. Government sponsored entities	$21,660	$183	$449,141	$7,370	$470,801	$7,553
Obligations of U.S. states and political subdivisions	11,971	19	49,756	914	61,727	933

Mortgage-backed securities – residential, issued by
U.S. Government agencies	16,854	22	96,247	3,710	113,101	3,732
U.S. Government sponsored entities	61,163	662	512,216	18,937	573,379	19,599
U.S. corporate debt securities	0	0	2,175	325	2,175	325
Total available-for-sale securities	$111,648	$886	$1,109,535	$31,256	$1,221,183	$32,142

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

There were no held-to-maturity securities with unrealized losses at September 30, 2019.

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

The Company does not intend to sell other-than-temporarily impaired investment securities that are in an unrealized loss position until recovery of unrealized losses (which may be until maturity), and it is not more-likely-than not that the Company will be required to sell the investment securities, before recovery of their amortized cost basis, which may be at maturity. Accordingly, as of September 30, 2019, and December 31, 2018, management has determined that the unrealized losses detailed in the tables above are not other-than-temporary.

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

As a result of the other-than-temporarily impairment review process, the Company does not consider any investment security held at September 30, 2019 to be other-than-temporarily impaired.

The amortized cost and estimated fair value of debt securities by contractual maturity are shown in the following table. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Mortgage-backed securities are shown separately since they are not due at a single maturity date.

September 30, 2019
(In thousands)	Amortized Cost	Fair Value
Available-for-sale securities:
Due in one year or less	$91,952	$92,005
Due after one year through five years	225,410	227,476
Due after five years through ten years	75,180	75,930
Due after ten years	10,798	10,929
Total	403,340	406,340
Mortgage-backed securities	736,746	736,112
Total available-for-sale debt securities	$1,140,086	$1,142,452

December 31, 2018
(In thousands)	Amortized Cost	Fair Value
Available-for-sale securities:
Due in one year or less	$78,160	$77,930
Due after one year through five years	355,499	350,470
Due after five years through ten years	139,560	136,734
Due after ten years	9,201	8,668
Total	582,420	573,802
Mortgage-backed securities	781,482	758,856
Total available-for-sale debt securities	$1,363,902	$1,332,658

September 30, 2019
(In thousands)	Amortized Cost	Fair Value
Held-to-maturity securities:
Due in one year or less	$17,696	$17,744
Due after one year through five years	95,979	98,494
Due after five years through ten years	24,982	26,345
Total held-to-maturity debt securities	$138,657	$142,583

December 31, 2018
(In thousands)	Amortized Cost	Fair Value
Held-to-maturity securities:
Due in one year or less	$8,850	$8,832
Due after one year through five years	86,520	85,645
Due after five years through ten years	45,209	44,900
Total held-to-maturity debt securities	$140,579	$139,377

The Company also holds non-marketable Federal Home Loan Bank New York (“FHLBNY”) stock, non-marketable Federal Home Loan Bank Pittsburgh (“FHLBPITT”) stock and non-marketable Atlantic Community Bankers Bank ("ACBB") stock, all of which are required to be held for regulatory purposes and for borrowing availability. The required investment in FHLB stock is tied to the Company’s borrowing levels with the FHLB. Holdings of FHLBNY stock, FHLBPITT stock, and ACBB stock totaled $13.6 million, $11.2 million and $95,000 at September 30, 2019, respectively. These securities are carried at par, which is also cost. The FHLBNY and FHLBPITT continue to pay dividends and repurchase stock. Quarterly, we evaluate our investment in the FHLB for impairment. We evaluate recent and long-term operating performance, liquidity, funding and capital positions, stock repurchase history, dividend history and impact of legislative and regulatory changes. Based on our most recent evaluation, as of September 30, 2019, we have determined that no impairment write-downs are currently required.

5. Loans and Leases
Loans and Leases at September 30, 2019 and December 31, 2018 were as follows:

	9/30/2019			12/31/2018
(In thousands)	Originated	Acquired	Total Loans and Leases	Originated	Acquired	Total Loans and Leases
Commercial and industrial
Agriculture	$94,302	$0	$94,302	$107,494	$0	$107,494
Commercial and industrial other	860,432	39,771	900,203	926,429	43,712	970,141
Subtotal commercial and industrial	954,734	39,771	994,505	1,033,923	43,712	1,077,635
Commercial real estate
Construction	190,657	1,358	192,015	164,285	1,384	165,669
Agriculture	180,385	208	180,593	170,005	224	170,229
Commercial real estate other	1,902,939	151,223	2,054,162	1,827,279	177,484	2,004,763
Subtotal commercial real estate	2,273,981	152,789	2,426,770	2,161,569	179,092	2,340,661
Residential real estate
Home equity	205,050	16,488	221,538	208,459	21,149	229,608
Mortgages	1,107,147	18,635	1,125,782	1,083,802	20,484	1,104,286
Subtotal residential real estate	1,312,197	35,123	1,347,320	1,292,261	41,633	1,333,894
Consumer and other
Indirect	13,611	0	13,611	12,663	0	12,663
Consumer and other	60,789	774	61,563	57,565	761	58,326
Subtotal consumer and other	74,400	774	75,174	70,228	761	70,989
Leases	17,129	0	17,129	14,556	0	14,556
Total loans and leases	4,632,441	228,457	4,860,898	4,572,537	265,198	4,837,735
Less: unearned income and deferred costs and fees	(3,825)	0	(3,825)	(3,796)	0	(3,796)
Total loans and leases, net of unearned income and deferred costs and fees	$4,628,616	$228,457	$4,857,073	$4,568,741	$265,198	$4,833,939

The outstanding principal balance and the related carrying amount of the Company’s loans acquired in the VIST Bank acquisition are as follows at September 30, 2019 and December 31, 2018:

(In thousands)	09/30/2019	12/31/2018
Acquired Credit Impaired Loans
Outstanding principal balance	$11,267	$12,822
Carrying amount	9,651	11,036

Acquired Non-Credit Impaired Loans
Outstanding principal balance	220,563	256,265
Carrying amount	218,806	254,162

Total Acquired Loans
Outstanding principal balance	$231,830	$269,087
Carrying amount	$228,457	$265,198

The Company has adopted comprehensive lending policies, underwriting standards and loan review procedures. Management reviews these policies and procedures on a regular basis. The Company discussed its lending policies and underwriting guidelines for its various lending portfolios in Note 3 – “Loans and Leases” in the Notes to Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. There have been no significant changes in these policies and guidelines since the date of that report. As such, these policies are reflective of new originations as well as those balances held at September 30, 2019. The Company’s Board of Directors approves the lending policies at least annually. The Company recognizes that exceptions to policy guidelines may occasionally occur and has established procedures for approving exceptions to these policy guidelines. Management has also implemented reporting systems to monitor loan origination, loan quality, concentrations of credit, loan delinquencies and nonperforming loans and potential problem loans.

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

The below table is an age analysis of past due loans, segregated by originated and acquired loan and lease portfolios, and by class of loans, as of September 30, 2019 and December 31, 2018.

September 30, 2019
(In thousands)	30-89 days	90 days or more	Current Loans	Total Loans	90 days and accruing[1]	Nonaccrual
Originated Loans and Leases
Commercial and industrial
Agriculture	$0	$0	$94,302	$94,302	$0	$0
Commercial and industrial other	200	1,037	859,195	860,432	0	1,707
Subtotal commercial and industrial	200	1,037	953,497	954,734	0	1,707
Commercial real estate
Construction	210	0	190,447	190,657	0	0
Agriculture	216	0	180,169	180,385	0	0
Commercial real estate other	0	4,635	1,898,304	1,902,939	0	10,329
Subtotal commercial real estate	426	4,635	2,268,920	2,273,981	0	10,329
Residential real estate
Home equity	725	1,226	203,099	205,050	0	1,859
Mortgages	1,614	4,164	1,101,369	1,107,147	0	7,260
Subtotal residential real estate	2,339	5,390	1,304,468	1,312,197	0	9,119
Consumer and other
Indirect	222	96	13,293	13,611	0	145
Consumer and other	100	76	60,613	60,789	0	104
Subtotal consumer and other	322	172	73,906	74,400	0	249
Leases	0	0	17,129	17,129	0	0
Total loans and leases	3,287	11,234	4,617,920	4,632,441	0	21,404
Less: unearned income and deferred costs and fees	0	0	(3,825)	(3,825)	0	0
Total originated loans and leases, net of unearned income and deferred costs and fees	$3,287	$11,234	$4,614,095	$4,628,616	$0	$21,404
Acquired Loans and Leases
Commercial and industrial
Commercial and industrial other	0	2	39,769	39,771	2	45
Subtotal commercial and industrial	0	2	39,769	39,771	2	45
Commercial real estate
Construction	0	0	1,358	1,358	0	0
Agriculture	0	0	208	208	0	0
Commercial real estate other	0	720	150,503	151,223	564	289
Subtotal commercial real estate	0	720	152,069	152,789	564	289
Residential real estate
Home equity	212	271	16,005	16,488	57	923
Mortgages	20	1,125	17,490	18,635	596	907
Subtotal residential real estate	232	1,396	33,495	35,123	653	1,830
Consumer and other
Consumer and other	0	0	774	774	0	0
Subtotal consumer and other	0	0	774	774	0	0
Total acquired loans and leases, net of unearned income and deferred costs and fees	$232	$2,118	$226,107	$228,457	$1,219	$2,164

December 31, 2018
(In thousands)	30-89 days	90 days or more	Current Loans	Total Loans	90 days and accruing[1]	Nonaccrual
Originated loans and leases
Commercial and industrial
Agriculture	$0	$0	$107,494	$107,494	$0	$0
Commercial and industrial other	2,367	1,659	922,403	926,429	0	1,861
Subtotal commercial and industrial	2,367	1,659	1,029,897	1,033,923	0	1,861
Commercial real estate
Construction	0	0	164,285	164,285	0	0
Agriculture	71	0	169,934	170,005	0	0
Commercial real estate other	1,201	1,856	1,824,222	1,827,279	0	7,691
Subtotal commercial real estate	1,272	1,856	2,158,441	2,161,569	0	7,691
Residential real estate
Home equity	986	1,026	206,447	208,459	0	1,784
Mortgages	2,693	4,027	1,077,082	1,083,802	0	7,770
Subtotal residential real estate	3,679	5,053	1,283,529	1,292,261	0	9,554
Consumer and other
Indirect	333	59	12,271	12,663	0	155
Consumer and other	187	24	57,354	57,565	0	79
Subtotal consumer and other	520	83	69,625	70,228	0	234
Leases	0	0	14,556	14,556	0	0
Total loans and leases	7,838	8,651	4,556,048	4,572,537	0	19,340
Less: unearned income and deferred costs and fees	0	0	(3,796)	(3,796)	0	0
Total originated loans and leases, net of unearned income and deferred costs and fees	$7,838	$8,651	$4,552,252	$4,568,741	$0	$19,340
Acquired loans and leases
Commercial and industrial
Commercial and industrial other	0	10	43,702	43,712	10	22
Subtotal commercial and industrial	0	10	43,702	43,712	10	22
Commercial real estate
Construction	0	0	1,384	1,384	0	0
Agriculture	0	0	224	224	0	0
Commercial real estate other	0	839	176,645	177,484	525	316
Subtotal commercial real estate	0	839	178,253	179,092	525	316
Residential real estate
Home equity	46	803	20,300	21,149	59	1,414
Mortgages	18	969	19,497	20,484	722	1,104
Subtotal residential real estate	64	1,772	39,797	41,633	781	2,518
Consumer and other
Consumer and other	3	0	758	761	0	0
Subtotal consumer and other	3	0	758	761	0	0
Total acquired loans and leases, net of unearned income and deferred costs and fees	$67	$2,621	$262,510	$265,198	$1,316	$2,856
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

Since the methodology is based upon historical experience and trends as well as management’s judgment, factors may arise that result in different estimates. Significant factors that could give rise to changes in these estimates may include, but are not limited to, changes in economic conditions in the local area, concentration of risk, changes in interest rates, and declines in local property values. While management’s evaluation of the allowance as of September 30, 2019, considers the allowance to be appropriate, under adversely different conditions or assumptions, the Company would need to increase or decrease the allowance.

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

The following tables detail activity in the allowance for loan and lease losses segregated by originated and acquired loan and lease portfolios and by portfolio segment for the three and nine months ended September 30, 2019 and 2018. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

Three Months Ended September 30, 2019
(In thousands)	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer and Other	Finance Leases	Total
Allowance for originated loans and leases
Beginning balance	$11,543	$20,954	$6,853	$1,339	$0	$40,689

Charge-offs	(2)	(551)	(39)	(190)	0	(782)
Recoveries	10	2	2	65	0	79
Provision (credit)	(292)	2,137	(769)	169	0	1,245
Ending Balance	$11,259	$22,542	$6,047	$1,383	$0	$41,231

Three Months Ended September 30, 2019
(In thousands)	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer and Other	Finance Leases	Total
Allowance for acquired loans
Beginning balance	$0	$51	$44	$6	$0	$101

Charge-offs	(4)	0	(48)	0	0	(52)
Recoveries	0	0	13	3	0	16
Provision (credit)	36	6	36	(3)	0	75
Ending Balance	$32	$57	$45	$6	$0	$140

Three Months Ended September 30, 2018
(In thousands)	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer and Other	Finance Leases	Total
Allowance for originated loans and leases
Beginning balance	$12,866	$20,770	$6,147	$1,328	$0	$41,111

Charge-offs	(118)	0	(2)	(224)	0	(344)
Recoveries	8	203	96	7	0	314
Provision (credit)	(335)	199	204	140	0	208
Ending Balance	$12,421	$21,172	$6,445	$1,251	$0	$41,289

Three Months Ended September 30, 2018
(In thousands)	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer and Other	Finance Leases	Total
Allowance for acquired loans
Beginning balance	$19	$25	$65	$5	$0	$114

Charge-offs	(42)	(81)	(45)	0	0	(168)
Recoveries	32	4	23	0	0	59
Provision (credit)	(9)	52	21	0	0	64
Ending Balance	$0	$0	$64	$5	$0	$69

Nine Months Ended September 30, 2019
(In thousands)	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer and Other	Finance Leases	Total
Allowance for originated loans and leases
Beginning balance	$11,217	$23,483	$7,317	$1,304	$0	$43,321

Charge-offs	(482)	(3,949)	(60)	(568)	0	(5,059)
Recoveries	59	97	284	214	0	654
Provision (credit)	465	2,911	(1,494)	433		2,315
Ending Balance	$11,259	$22,542	$6,047	$1,383	$0	$41,231

Nine Months Ended September 30, 2019
(In thousands)	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer and Other	Finance Leases	Total
Allowance for acquired loans
Beginning balance	$55	$0	$28	$6	$0	$89

Charge-offs	(7)	0	(71)	(3)	0	(81)
Recoveries	33	10	35	3	0	81
Provision (credit)	(49)	47	53	0	0	51
Ending Balance	$32	$57	$45	$6	$0	$140

Nine Months Ended September 30, 2018
(In thousands)	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer and Other	Finance Leases	Total
Allowance for originated loans and leases
Beginning balance	$11,812	$20,412	$6,161	$1,301	$0	$39,686

Charge-offs	(224)	(60)	(208)	(1,166)	0	(1,658)
Recoveries	16	549	232	613	0	1,410
Provision (credit)	817	271	260	503	0	1,851
Ending Balance	$12,421	$21,172	$6,445	$1,251	$0	$41,289

Nine Months Ended September 30, 2018
(In thousands)	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer and Other	Finance Leases	Total
Allowance for acquired loans
Beginning balance	$25	$0	$54	$6	$0	$85

Charge-offs	(43)	(81)	(148)	0	0	(272)
Recoveries	88	27	106	2	0	223
Provision (credit)	(70)	54	52	(3)	0	33
Ending Balance	$0	$0	$64	$5	$0	$69

At September 30, 2019 and December 31, 2018, the allocation of the allowance for loan and lease losses summarized on the basis of the Company’s impairment methodology was as follows:

(In thousands)	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer and Other	Finance Leases	Total
Allowance for originated loans and leases
September 30, 2019
Individually evaluated for impairment	$317	$657	$0	$0	$0	$974
Collectively evaluated for impairment	10,942	21,885	6,047	1,383	0	40,257
Ending balance	$11,259	$22,542	$6,047	$1,383	$0	$41,231

(In thousands)	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer and Other	Finance Leases	Total
Allowance for acquired loans
September 30, 2019
Individually evaluated for impairment	$0	$0	$0	$0	$0	$0
Collectively evaluated for impairment	32	57	45	6	0	140
Ending balance	$32	$57	$45	$6	$0	$140

(In thousands)	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer and Other	Finance Leases	Total
Allowance for originated loans and leases
December 31, 2018
Individually evaluated for impairment	$397	$3,365	$0	$0	$0	$3,762
Collectively evaluated for impairment	10,820	20,118	7,317	1,304	0	39,559
Ending balance	$11,217	$23,483	$7,317	$1,304	$0	$43,321

(In thousands)	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer and Other	Finance Leases	Total
Allowance for acquired loans
December 31, 2018
Individually evaluated for impairment	$0	$0	$0	$0	$0	$0
Collectively evaluated for impairment	55	0	28	6	0	89
Ending balance	$55	$0	$28	$6	$0	$89

The recorded investment in loans and leases summarized on the basis of the Company’s impairment methodology as of September 30, 2019 and December 31, 2018 was as follows:

(In thousands)	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer and Other	Finance Leases	Total
Originated loans and leases
September 30, 2019
Individually evaluated for impairment	$1,563	$12,461	$3,956	$0	$0	$17,980
Collectively evaluated for impairment	953,171	2,261,520	1,308,241	74,400	17,129	4,614,461
Total	$954,734	$2,273,981	$1,312,197	$74,400	$17,129	$4,632,441

(In thousands)	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer and Other	Finance Leases	Total
Acquired loans
September 30, 2019
Individually evaluated for impairment	$47	$853	$2,539	$0	$0	$3,439
Loans acquired with deteriorated credit quality	114	7,096	2,441	0	0	9,651
Collectively evaluated for impairment	39,610	144,840	30,143	774	0	215,367
Total	$39,771	$152,789	$35,123	$774	$0	$228,457

(In thousands)	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer and Other	Finance Leases	Total
Originated loans and leases
December 31, 2018
Individually evaluated for impairment	$1,864	$8,388	$3,915	$0	$0	$14,167
Collectively evaluated for impairment	1,032,059	2,153,181	1,288,346	70,228	14,556	4,558,370
Total	$1,033,923	$2,161,569	$1,292,261	$70,228	$14,556	$4,572,537

(In thousands)	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer and Other	Finance Leases	Total
Acquired loans
December 31, 2018
Individually evaluated for impairment	$32	$842	$2,564	$0	$0	$3,438
Loans acquired with deteriorated credit quality	153	5,852	5,031	0	0	11,036
Collectively evaluated for impairment	43,527	172,398	34,038	761	0	250,724
Total	$43,712	$179,092	$41,633	$761	$0	$265,198

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

	September 30, 2019			December 31, 2018
(In thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
Originated loans and leases with no related allowance

Commercial and industrial
Commercial and industrial other	$1,195	$1,295	$0	$183	$271	$0
Commercial real estate
Commercial real estate other	9,170	9,920	0	3,205	3,405	0
Residential real estate
Home equity	3,956	4,169	0	3,915	4,168	0
Subtotal	$14,321	$15,384	$0	$7,303	$7,844	$0

Originated loans and leases with related allowance

Commercial and industrial
Commercial and industrial other	368	368	317	5,183	5,183	3,365
Commercial real estate
Commercial real estate other	3,291	3,291	657	1,681	1,681	397
Subtotal	$3,659	$3,659	$974	$6,864	$6,864	$3,762
Total	$17,980	$19,043	$974	$14,167	$14,708	$3,762

	September 30, 2019			December 31, 2018
(In thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
Acquired loans with no related allowance

Commercial and industrial
Commercial and industrial other	$47	$47	$0	$32	$32	$0
Commercial real estate
Commercial real estate other	853	935	0	842	924	0
Residential real estate
Home equity	2,539	2,641	0	2,564	2,696	0
Total	$3,439	$3,623	$0	$3,438	$3,652	$0

The average recorded investment and interest income recognized on impaired loans for the three months ended September 30, 2019 and 2018 was as follows:

	Three Months Ended September 30, 2019		Three Months Ended September 30, 2018
(In thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Originated loans and leases with no related allowance

Commercial and industrial
Commercial and industrial other	$1,505	$0	$2,963	$0
Commercial real estate
Commercial real estate other	7,380	0	5,705	0
Residential real estate
Home equity	3,963	0	4,023	0
Subtotal	$12,848	$0	$12,691	$0

Originated loans and leases with related allowance

Commercial and industrial
Commercial and industrial other	273	0	1,200	0
Commercial real estate
Commercial real estate other	1,708	0	44	0
Subtotal	$1,981	$0	$1,244	$0
Total	$14,829	$0	$13,935	$0

	Three Months Ended September 30, 2019		Three Months Ended September 30, 2018
(In thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Acquired loans and leases with no related allowance

Commercial and industrial
Commercial and industrial other	$29	$0	$289	$0
Commercial real estate
Commercial real estate other	857	0	1,504	0
Residential real estate
Home equity	2,585	0	1,779	0
Total	$3,471	$0	$3,572	$0

The average recorded investment and interest income recognized on impaired loans for the nine months ended September 30, 2019 and 2018 was as follows:

	Nine Months Ended September 30, 2019		Nine Months Ended September 30, 2018
(In thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Originated loans and leases with no related allowance

Commercial and industrial
Commercial and industrial other	$2,123	$0	$2,370	$0
Commercial real estate
Commercial real estate other	6,509	0	6,006	0
Residential real estate
Home equity	3,978	0	3,862	0
Subtotal	$12,610	$0	$12,238	$0

Originated loans and leases with related allowance

Commercial and industrial
Commercial and industrial other	154	0	955	0
Commercial real estate
Commercial real estate other	757	0	22	0
Subtotal	$911	$0	$977	$0
Total	$13,521	$0	$13,215	$0

	Nine Months Ended September 30, 2019		Nine Months Ended September 30, 2018
(In thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Acquired loans and leases with no related allowance

Commercial and industrial
Commercial and industrial other	$28	$0	$235	$0
Commercial real estate
Construction	0	0	0	0
Commercial real estate other	834	0	1,613	0
Residential real estate
Home equity	2,606	0	2,135	0
Total	$3,468	$0	$3,983	$0

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

The following tables present information on loans modified in troubled debt restructuring during the periods indicated.

	Three Months Ended
September 30, 2019				Defaulted TDRs[3]
(In thousands)	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Loans	Post-Modification Outstanding Recorded Investment
Commercial and Industrial
Commercial and industrial other[1]	1	$9	$9	0	$0
Commercial real estate
Commercial real estate other[2]	1	1,577	1,577	0	0
Residential real estate
Home equity	0	0	0	1	93
Total	2	$1,586	$1,586	1	$93
1 Represents the following concessions:  extension of term and reduction of rate.
2 Represents the following concessions:  extension of term and reduction of rate.
3TDRs that defaulted during the three months ended September 30, 2019 that were restructured in the prior twelve months.

	Three Months Ended
September 30, 2018				Defaulted TDRs[2]
(In thousands)	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Loans	Post-Modification Outstanding Recorded Investment
Residential real estate
Home equity[1]	2	$115	$115	0	$0
Total	2	$115	$115	0	$0
 1 Represents the following concessions:  extension of term and reduction of rate.
2 TDRs that defaulted during the three months ended September 30, 2018 that were restructured in the prior twelve months.

	Nine Months Ended
September 30, 2019				Defaulted TDRs[4]
(In thousands)	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Loans	Post- Modification Outstanding Recorded Investment
Commercial and industrial
Commercial and industrial other[1]	2	$604	$604	0	$0
Commercial real estate
Commercial real estate other[2]	1	1,577	1,577	0	0
Residential real estate
Home equity[3]	1	168	168	1	93
Total	4	$2,349	$2,349	1	$93
1 Represents the following concessions:  extension of term and reduction of rate.
2Represents the following concessions:  extension of term and reduction of rate.
3Represents the following concessions:  extension of term and reduction of rate.
4 TDRs that defaulted during the nine months ended September 30, 2019 that had been restructured in the prior twelve months.

	Nine Months Ended
September 30, 2018				Defaulted TDRs[2]
(In thousands)	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Loans	Post- Modification Outstanding Recorded Investment
Residential real estate
Home equity[1]	4	$227	$227	0	$0
Total	4	$227	$227	0	$0
1 Represents the following concessions:  extension of term and reduction of rate.
2 TDRs that defaulted during the nine months ended September 30, 2018 that had been restructured in the prior twelve months.

The following tables present credit quality indicators (internal risk grade) by class of commercial and industrial loans and commercial real estate loans as of September 30, 2019 and December 31, 2018.

September 30, 2019
(In thousands)	Commercial and Industrial Other	Commercial and Industrial Agriculture	Commercial Real Estate Other	Commercial Real Estate Agriculture	Commercial Real Estate Construction	Total
Originated Loans and Leases
Internal risk grade:
Pass	$844,309	$77,175	$1,853,220	$163,167	$190,657	$3,128,528
Special Mention	11,875	1,703	25,631	2,105	0	41,314
Substandard	4,248	15,424	24,088	15,113	0	58,873
Total	$860,432	$94,302	$1,902,939	$180,385	$190,657	$3,228,715

September 30, 2019
(In thousands)	Commercial and Industrial Other	Commercial and Industrial Agriculture	Commercial Real Estate Other	Commercial Real Estate Agriculture	Commercial Real Estate Construction	Total
Acquired Loans and Leases
Internal risk grade:
Pass	$39,521	$0	$148,403	$208	$1,358	$189,490
Special Mention	0	0	261	0	0	261
Substandard	250	0	2,559	0	0	2,809
Total	$39,771	$0	$151,223	$208	$1,358	$192,560

December 31, 2018
(In thousands)	Commercial and Industrial Other	Commercial and Industrial Agriculture	Commercial Real Estate Other	Commercial Real Estate Agriculture	Commercial Real Estate Construction	Total
Originated Loans and Leases
Internal risk grade:
Pass	$910,476	$93,939	$1,797,599	$157,156	$164,285	$3,123,455
Special Mention	8,675	4,951	9,484	4,964	0	28,074
Substandard	7,278	8,604	20,196	7,885	0	43,963
Total	$926,429	$107,494	$1,827,279	$170,005	$164,285	$3,195,492

December 31, 2018
(In thousands)	Commercial and Industrial Other	Commercial and Industrial Agriculture	Commercial Real Estate Other	Commercial Real Estate Agriculture	Commercial Real Estate Construction	Total
Acquired Loans and Leases
Internal risk grade:
Pass	$43,447	$0	$174,383	$224	$1,384	$219,438
Special Mention	0	0	452	0	0	452
Substandard	265	0	2,649	0	0	2,914
Total	$43,712	$0	$177,484	$224	$1,384	$222,804

The following tables present credit quality indicators by class of residential real estate loans and by class of consumer loans. Nonperforming loans include nonaccrual, impaired, and loans 90 days past due and accruing interest. All other loans are considered performing as of September 30, 2019 and December 31, 2018. For purposes of this footnote, acquired loans that were recorded at fair value at the acquisition date and are 90 days or greater past due are considered performing.

September 30, 2019
(In thousands)	Residential Home Equity	Residential Mortgages	Consumer Indirect	Consumer Other	Total
Originated Loans and Leases
Performing	$203,191	$1,099,887	$13,466	$60,685	$1,377,229
Nonperforming	1,859	7,260	145	104	9,368
Total	$205,050	$1,107,147	$13,611	$60,789	$1,386,597

September 30, 2019
(In thousands)	Residential Home Equity	Residential Mortgages	Consumer Indirect	Consumer Other	Total
Acquired Loans and Leases
Performing	$15,565	$17,728	$0	$774	$34,067
Nonperforming	923	907	0	0	1,830
Total	$16,488	$18,635	$0	$774	$35,897

December 31, 2018
(In thousands)	Residential Home Equity	Residential Mortgages	Consumer Indirect	Consumer Other	Total
Originated Loans and Leases
Performing	$206,675	$1,076,032	$12,508	$57,486	$1,352,701
Nonperforming	1,784	7,770	155	79	9,788
Total	$208,459	$1,083,802	$12,663	$57,565	$1,362,489

December 31, 2018
(In thousands)	Residential Home Equity	Residential Mortgages	Consumer Indirect	Consumer Other	Total
Acquired Loans and Leases
Performing	$19,735	$19,380	$0	$761	$39,876
Nonperforming	1,414	1,104	0	0	2,518
Total	$21,149	$20,484	$0	$761	$42,394

7. Earnings Per Share

Earnings per share in the table below, for the three and nine month periods ended September 30, 2019 and 2018 are calculated under the two-class method as required by ASC Topic 260, Earnings Per Share. ASC 260 provides that unvested share-based payment awards that contain nonforfeitable rights to dividends are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. The Company has issued restricted stock awards that contain such rights and are therefore considered participating securities. Basic earnings per common share are calculated by dividing net income allocable to common stock by the weighted average number of common shares, excluding participating securities, during the period. Diluted earnings per common share include the dilutive effect of participating securities.

	Three Months Ended
(In thousands, except share and per share data)	9/30/2019	9/30/2018
Basic
Net income available to common shareholders	$20,206	$20,902
Less: income attributable to unvested stock-based compensation awards	(317)	(318)
Net earnings allocated to common shareholders	19,889	20,584

Weighted average shares outstanding, including unvested stock-based compensation awards	15,063,202	15,278,661

Less: unvested stock-based compensation awards	(236,088)	(231,256)
Weighted average shares outstanding - Basic	14,827,114	15,047,405

Diluted
Net earnings allocated to common shareholders	19,889	20,584

Weighted average shares outstanding - Basic	14,827,114	15,047,405

Plus: incremental shares from assumed conversion of stock-based compensation awards	60,512	97,086
Weighted average shares outstanding - Diluted	14,887,626	15,144,491

Basic EPS	$1.34	$1.37
Diluted EPS	1.34	1.36

Stock-based compensation awards representing 17,956 and 246 of common shares during the three months ended September 30, 2019 and 2018, respectively, were not included in the computations of diluted earnings per common share because the effect on those periods would have been anti-dilutive.

	Nine Months Ended
(In thousands, except share and per share data)	9/30/2019	9/30/2018
Basic
Net income available to common shareholders	$60,638	$63,397
Less: income attributable to unvested stock-based compensation awards	(972)	(1,024)
Net earnings allocated to common shareholders	59,666	62,373

Weighted average shares outstanding, including unvested stock-based compensation awards	15,204,170	15,277,026

Less: unvested stock-based compensation awards	(236,088)	(244,020)
Weighted average shares outstanding - Basic	14,968,082	15,033,006

Diluted
Net earnings allocated to common shareholders	59,666	62,373

Weighted average shares outstanding - Basic	14,968,082	15,033,006

Plus: incremental shares from assumed conversion of stock-based compensation awards	67,698	98,012
Weighted average shares outstanding - Diluted	15,035,780	15,131,018

Basic EPS	$3.99	$4.15
Diluted EPS	3.97	4.12

Stock-based compensation awards representing approximately 18,396 and 13,387 of common shares during the nine months ended September 30, 2019 and 2018, respectively were not included in the computations of diluted earnings per common share because the effect on those periods would have been anti-dilutive.

8. Other Comprehensive Income (Loss)

The following tables present reclassifications out of the accumulated other comprehensive income (loss) for the three and nine month periods ended September 30, 2019 and 2018.

	Three Months Ended September 30, 2019
(In thousands)	Before-Tax Amount	Tax (Expense) Benefit	Net of Tax
Available-for-sale securities:
Change in net unrealized gain/loss during the period	$4,122	$(1,011)	$3,111
Reclassification adjustment for net realized gain on sale of available-for-sale securities included in net income	(133)	32	(101)
Net unrealized gains/losses	3,989	(979)	3,010

Employee benefit plans:
Amortization of net retirement plan actuarial gain	411	(101)	310
Amortization of net retirement plan prior service cost	4	(1)	3
Employee benefit plans	415	(102)	313
Other comprehensive income	$4,404	$(1,081)	$3,323

	Three Months Ended September 30, 2018
(In thousands)	Before-Tax Amount	Tax (Expense) Benefit	Net of Tax
Available-for-sale securities:
Change in net unrealized gain/loss during the period	$(7,691)	$1,885	$(5,806)
Reclassification adjustment for net realized gain on sale of available-for-sale securities included in net income	(30)	7	(23)
Net unrealized gains/losses	(7,721)	1,892	(5,829)

Employee benefit plans:
Amortization of net retirement plan actuarial gain	430	(105)	325
Amortization of net retirement plan prior service cost	4	(1)	3
Employee benefit plans	434	(106)	328
Other comprehensive loss	$(7,287)	$1,786	$(5,501)

	Nine Months Ended September 30, 2019
(In thousands)	Before-Tax Amount	Tax (Expense) Benefit	Net of Tax
Available-for-sale securities:
Change in net unrealized gain/loss during the period	$34,014	$(8,333)	$25,681
Reclassification adjustment for net realized gain on sale of available-for-sale securities included in net income	(404)	99	(305)
Net unrealized gains/losses	33,610	(8,234)	25,376

Employee benefit plans:
Amortization of net retirement plan actuarial loss	1,232	(302)	930
Amortization of net retirement plan prior service cost	11	(3)	8
Employee benefit plans	1,243	(305)	938
Other comprehensive income	$34,853	$(8,539)	$26,314

	Nine Months Ended September 30, 2018
(In thousands)	Before-Tax Amount	Tax (Expense) Benefit	Net of Tax
Available-for-sale securities:
Change in net unrealized gain/loss during the period	$(32,375)	$7,932	$(24,443)
Reclassification adjustment for net realized gain on sale of available-for-sale securities included in net income	(324)	79	(245)
Net unrealized gains/losses	(32,699)	8,011	(24,688)

Employee benefit plans:
Amortization of net retirement plan actuarial loss	1,289	(316)	973
Amortization of net retirement plan prior service cost	12	(3)	9
Employee benefit plans	1,301	(319)	982
Other comprehensive loss	$(31,398)	$7,692	$(23,706)

The following table presents the activity in our accumulated other comprehensive income (loss) for the periods indicated:

(In thousands)	Available-for- Sale Securities	Employee Benefit Plans	Accumulated Other Comprehensive (Loss) Income
Balance at July 1, 2019	$(1,223)	$(38,951)	$(40,174)
Other comprehensive income (loss) before reclassifications	3,111	0	3,111
Amounts reclassified from accumulated other comprehensive (loss) income	(101)	313	212
Net current-period other comprehensive income	3,010	313	3,323
Balance at September 30, 2019	$1,787	$(38,638)	$(36,851)

Balance at January 1, 2019	$(23,589)	$(39,576)	$(63,165)
Other comprehensive income (loss) before reclassifications	25,681	0	25,681
Amounts reclassified from accumulated other comprehensive (loss) income	(305)	938	633
Net current-period other comprehensive income	25,376	938	26,314
Balance at September 30, 2019	$1,787	$(38,638)	$(36,851)

(In thousands)	Available-for- Sale Securities	Employee Benefit Plans	Accumulated Other Comprehensive (Loss) Income
Balance at July 1, 2018	$(31,800)	$(37,636)	$(69,436)
Other comprehensive income (loss) before reclassifications	(5,806)	0	(5,806)
Amounts reclassified from accumulated other comprehensive (loss) income	(23)	328	305
Net current-period other comprehensive loss	(5,829)	328	(5,501)
Balance at September 30, 2018	$(37,629)	$(37,308)	$(74,937)

Balance at January 1, 2018	$(13,005)	$(38,291)	$(51,296)
Other comprehensive income (loss) before reclassifications	(24,444)	0	(24,444)
Amounts reclassified from accumulated other comprehensive (loss) income	(245)	983	738
Net current-period other comprehensive loss	(24,689)	983	(23,706)
Adoption of ASU 2016-01	65	0	65
Balance at September 30, 2018	$(37,629)	$(37,308)	$(74,937)

The following tables present the amounts reclassified out of each component of accumulated other comprehensive (loss) income for the three and nine months ended September 30, 2019 and 2018.

Three Months Ended September 30, 2019
Details about Accumulated other Comprehensive Income (Loss) Components (In thousands)	Amount Reclassified from Accumulated Other Comprehensive (Loss) Income[1]	Affected Line Item in the Statement Where Net Income is Presented
Available-for-sale securities:
Unrealized gains and losses on available-for-sale securities	$133	Net gain on securities transactions
	(32)	Tax expense
	101	Net of tax
Employee benefit plans:
Amortization of the following [2]
Net retirement plan actuarial loss	(411)	Other operating expense
Net retirement plan prior service cost	(4)	Other operating expense
	(415)	Total before tax
	102	Tax benefit
	$(313)	Net of tax

Three Months Ended September 30, 2018
Details about Accumulated other Comprehensive Income (Loss) Components (In thousands)	Amount Reclassified from Accumulated Other Comprehensive (Loss) Income[1]	Affected Line Item in the Statement Where Net Income is Presented
Available-for-sale securities:
Unrealized gains and losses on available-for-sale securities	$30	Net gain on securities transactions
	(7)	Tax expense
	23	Net of tax
Employee benefit plans:
Amortization of the following[2]
Net retirement plan actuarial loss	(430)	Other operating expense
Net retirement plan prior service cost	(4)	Other operating expense
	(434)	Total before tax
	106	Tax benefit
	$(328)	Net of tax

Nine Months Ended September 30, 2019
Details about Accumulated other Comprehensive Income (Loss) Components (In thousands)	Amount Reclassified from Accumulated Other Comprehensive (Loss) Income[1]	Affected Line Item in the Statement Where Net Income is Presented
Available-for-sale securities:
Unrealized gains and losses on available-for-sale securities	$404	Net gain on securities transactions
	(99)	Tax expense
	305	Net of tax
Employee benefit plans:
Amortization of the following[2]
Net retirement plan actuarial loss	(1,232)	Other operating expense
Net retirement plan prior service cost	(11)	Other operating expense
	(1,243)	Total before tax
	305	Tax benefit
	$(938)	Net of tax

Nine Months Ended September 30, 2018
Details about Accumulated other Comprehensive Income (Loss) Components (In thousands)	Amount Reclassified from Accumulated Other Comprehensive (Loss) Income[1]	Affected Line Item in the Statement Where Net Income is Presented
Available-for-sale securities:
Unrealized gains and losses on available-for-sale securities	$324	Net gain on securities transactions
	(79)	Tax expense
	245	Net of tax
Employee benefit plans:
Amortization of the following[2]
Net retirement plan actuarial loss	(1,289)	Other operating expense
Net retirement plan prior service cost	(12)	Other operating expense
	(1,301)	Total before tax
	319	Tax benefit
	$(982)	Net of tax

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

Components of Net Periodic Benefit Cost

	Pension Benefits Three Months Ended		Life and Health Three Months Ended		SERP Benefits Three Months Ended
(In thousands)	9/30/2019	9/30/2018	9/30/2019	9/30/2018	9/30/2019	9/30/2018
Service cost	$0	$0	$40	$53	$38	$40
Interest cost	734	627	72	68	228	208
Expected return on plan assets	(1,233)	(1,412)	0	0	0	0
Amortization of net retirement plan actuarial loss	333	280	0	16	78	135
Amortization of net retirement plan prior service (credit) cost	(3)	(3)	(15)	(15)	22	22
Net periodic benefit (income) cost	$(169)	$(508)	$97	$122	$366	$405

	Pension Benefits Nine Months Ended		Life and Health Nine Months Ended		SERP Benefits Nine Months Ended
(In thousands)	9/30/2019	9/30/2018	9/30/2019	9/30/2018	9/30/2019	9/30/2018
Service cost	$0	$0	$120	$159	$115	$120
Interest cost	2,202	1,881	217	203	684	625
Expected return on plan assets	(3,699)	(4,236)	0	0	0	0
Amortization of net retirement plan actuarial loss	1,000	839	0	47	232	404
Amortization of net retirement plan prior service cost (credit)	(8)	(8)	(46)	(47)	65	65
Net periodic benefit (income) cost	$(505)	$(1,524)	$291	$362	$1,096	$1,214

The service component of net periodic benefit cost for the Company's benefit plans is recorded as a part of salaries and wages in the consolidated statements of income. All other components are recorded as part of other operating expenses in the consolidated statements of income.

The Company realized approximately $938,000 and $982,000, net of tax, as amortization of amounts previously recognized in accumulated other comprehensive (loss) income, for the nine months ended September 30, 2019 and 2018, respectively.

The Company is not required to contribute to the pension plan in 2019, but it may make voluntary contributions. The Company did not contribute to the pension plan in the first nine months of 2019 and 2018.

10. Other Income and Operating Expense

Other income and operating expense totals are presented in the table below.  Components of these totals exceeding 1% of the aggregate of total noninterest income and total noninterest expenses for any of the years presented below are stated separately.

	Three Months Ended		Nine Months Ended
(In thousands)	9/30/2019	9/30/2018	9/30/2019	9/30/2018
Noninterest Income
Other service charges	$809	$836	$2,405	$2,366
Increase in cash surrender value of corporate owned life insurance	425	499	1,612	1,519
Net gain (loss) on sale of fixed assets	117	(11)	109	2,954
Other income	612	733	2,121	1,904
Total other income	$1,963	$2,057	$6,247	$8,743
Noninterest Expenses
Marketing expense	$899	$1,246	$3,706	$3,801
Professional fees	2,426	1,901	7,169	5,490
Legal fees	347	341	788	841
Software, license, and maintenance	1,695	1,796	4,893	4,647
Cardholder expense	811	909	2,372	2,351
FDIC insurance	(586)	712	518	2,083
Other expenses	5,706	5,588	16,005	17,695
Total other operating expense	$11,298	$12,493	$35,451	$36,908

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

The following presents noninterest income, segregated by revenue streams in-scope and out-of-scope of ASC 606, for the three and nine months ended September 30, 2019 and 2018.

	Three Months Ended
(In thousands)	09/30/2019	09/30/2018
Noninterest Income
In-scope of Topic 606:
Commissions and Fees	$7,918	$7,388
Installment Billing	150	210
Refund of Commissions	(51)	(50)
Contract Liabilities/Deferred Revenue	0	(1)
Contingent Commissions	500	356
Subtotal Insurance Revenues	8,517	7,903
Trust and Asset Management	2,920	2,744
Mutual Fund & Investment Income	1,255	1,353
Subtotal Investment Service Income	4,175	4,097
Service Charges on Deposit Accounts	2,191	2,088
Card Services Income	2,550	2,442
Other	306	289
Noninterest Income (in-scope of ASC 606)	17,739	16,819
Noninterest Income (out-of-scope of ASC 606)	1,795	1,784
Total Noninterest Income	$19,534	$18,603

	Nine Months Ended
(In thousands)	09/30/2019	09/30/2018
Noninterest Income
In-scope of Topic 606:
Commissions and Fees	$21,984	$21,128
Installment Billing	58	99
Refund of Commissions	(31)	(67)
Contract Liabilities/Deferred Revenue	(188)	(175)
Contingent Commissions	2,491	1,699
Subtotal Insurance Revenues	24,314	22,684
Trust and Asset Management	8,417	8,139
Mutual Fund & Investment Income	3,749	4,226
Subtotal Investment Service Income	12,166	12,365
Service Charges on Deposit Accounts	6,210	6,300
Card Services Income	8,090	7,209
Other	878	888
Noninterest Income (in-scope of ASC 606)	51,658	49,446
Noninterest Income (out-of-scope of ASC 606)[1]	5,803	8,145
Total Noninterest Income	$57,461	$57,591
1 The period ending September 30, 2018 includes approximately $2.9 million related to gain on sale of fixed assets.

Contract Balances

Receivables primarily consist of amounts due for insurance and wealth management services performed for which the Company's performance obligations have been fully satisfied. Receivables amounted to $5.7 million and $1.9 million, respectively, at September 30, 2019, compared to $4.3 million and $1.8 million, respectively, at December 31, 2018 and are included in other assets in the accompanying unaudited Consolidated Condensed Statements of Condition.

A contract asset balance occurs when an entity performs a service for a customer before the customer pays consideration (resulting in a contract receivable) or before payment is due (resulting in a contract asset). The Company’s noninterest revenue streams, excluding some insurance commissions and fees, are largely based on transactional activity, or standard month-end revenue accruals such as asset management fees based on month-end market values. Consideration is often received immediately or shortly after the Company satisfies its performance obligation and revenue is recognized. The Company does not typically enter into long-term revenue contracts with customers, and therefore, does not experience significant contract balances. As of September 30, 2019 and December 31, 2018, the Company did not have any significant contract balances.

A contract liability balance is an entity’s obligation to transfer a service to a customer for which the entity has already received payment (or payment is due) from the customer. The Company often receives cash payments from customers in advance of the Company’s performance resulting in contract liabilities. These contract liabilities are classified current or long-term in the Consolidated Condensed Statements of Condition based on the timing of when the Company expects to recognize revenue. As of September 30, 2019 and December 31, 2018, contract liabilities were $559,000 and $1.8 million, respectively, and are included within accrued expenses in the accompanying unaudited Consolidated Condensed Statements of Condition. The liabilities include premiums due to insurance carriers in addition to unearned commission revenue.

The decrease in the contract liability balance during the nine-month period ended September 30, 2019 is primarily a result of timing differences in the recognition of revenue related to contract effective dates along with accompanying cash payments received in advance of satisfying performance obligations. The adoption of ASC 606 did not create a change in accounting for insurance commissions and fees as they relate to contract liabilities, however the Company did eliminate the practice of deferring revenue on its larger accounts over the course of the policy period.

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

12. Financial Guarantees

The Company currently does not issue any guarantees that would require liability recognition or disclosure, other than standby letters of credit. The Company extends standby letters of credit to its customers in the normal course of business. The standby letters of credit are generally short-term. As of September 30, 2019, the Company’s maximum potential obligation under standby letters of credit was $28.2 million compared to $21.7 million at December 31, 2018. Management uses the same credit policies to extend standby letters of credit that it uses for on-balance sheet lending decisions and may require collateral to support standby letters of credit based upon its evaluation of the counterparty. Management does not anticipate any significant losses as a result of these transactions, and has determined that the fair value of standby letters of credit is not significant.

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

As of and for the three months ended September 30, 2019
(In thousands)	Banking	Insurance	Wealth Management	Intercompany	Consolidated
Interest income	$65,775	$1	$0	$(1)	$65,775
Interest expense	12,620	0	0	(1)	12,619
Net interest income	53,155	1	0	0	53,156
Provision for loan and lease losses	1,320	0	0	0	1,320
Noninterest income	7,134	8,620	4,310	(530)	19,534
Noninterest expense	36,309	6,672	3,204	(530)	45,655
Income before income tax expense	22,660	1,949	1,106	0	25,715
Income tax expense	4,669	526	283	0	5,478
Net Income attributable to noncontrolling interests and Tompkins Financial Corporation	17,991	1,423	823	0	20,237
Less: Net income attributable to noncontrolling interests	31	0	0	0	31
Net Income attributable to Tompkins Financial Corporation	$17,960	$1,423	$823	$0	$20,206

Depreciation and amortization	$2,483	$56	$10	$0	$2,549
Assets	6,575,073	42,753	23,497	(13,341)	6,627,982
Goodwill	64,370	19,866	8,211	0	92,447
Other intangibles, net	3,472	3,011	164	0	6,647
Net loans and leases	4,815,702	0	0	0	4,815,702
Deposits	5,382,174	0	0	(12,184)	5,369,990
Total Equity	605,572	33,116	21,177	0	659,865

As of and for the three months ended September 30, 2018
(In thousands)	Banking	Insurance	Wealth Management	Intercompany	Consolidated
Interest income	$63,984	$1	$0	$(1)	$63,984
Interest expense	10,822	0	0	(1)	10,821
Net interest income	53,162	1	0	0	53,163
Provision for loan and lease losses	272	0	0	0	272
Noninterest income	6,777	7,998	4,345	(517)	18,603
Noninterest expense	36,077	6,397	3,176	(517)	45,133
Income before income tax expense	23,590	1,602	1,169	0	26,361
Income tax expense	4,737	422	268	0	5,427
Net Income attributable to noncontrolling interests and Tompkins Financial Corporation	18,853	1,180	901	0	20,934
Less: Net income attributable to noncontrolling interests	32	0	0	0	32
Net Income attributable to Tompkins Financial Corporation	$18,821	$1,180	$901	$0	$20,902

Depreciation and amortization	$2,252	$56	$11	$0	$2,319
Assets	6,697,701	41,910	19,703	(12,354)	6,746,960
Goodwill	64,370	19,702	8,211	0	92,283
Other intangibles, net	4,415	3,345	229	0	7,989
Net loans and leases	4,761,351	0	0	0	4,761,351
Deposits	5,036,934	0	0	(11,852)	5,025,082
Total Equity	548,330	33,248	17,566	0	599,144

Nine months ended September 30, 2019
(In thousands)	Banking	Insurance	Wealth Management	Intercompany	Consolidated
Interest income	$196,797	$2	$0	$(3)	$196,796
Interest expense	39,410	0	0	(2)	39,408
Net interest income	157,387	2	0	(1)	157,388
Provision for loan and lease losses	2,366	0	0	0	2,366
Noninterest income	21,852	24,621	12,567	(1,579)	57,461
Noninterest expense	108,704	19,279	9,529	(1,578)	135,934
Income before income tax expense	68,169	5,344	3,038	(2)	76,549
Income tax expense	13,650	1,418	748	0	15,816
Net Income attributable to noncontrolling interests and Tompkins Financial Corporation	54,519	3,926	2,290	(2)	60,733
Less: Net income attributable to noncontrolling interests	95	0	0	0	95
Net Income attributable to Tompkins Financial Corporation	$54,424	$3,926	$2,290	$(2)	$60,638

Depreciation and amortization	$7,296	$168	$31	$0	$7,495

Nine months ended September 30, 2018
(In thousands)	Banking	Insurance	Wealth Management	Intercompany	Consolidated
Interest income	$186,267	$2	$0	$(2)	$186,267
Interest expense	27,705	0	0	(2)	27,703
Net interest income	158,562	2	0	0	$158,564
Provision for loan and lease losses	1,884	0	0	0	1,884
Noninterest income	23,131	22,974	12,960	(1,474)	57,591
Noninterest expense	107,120	18,918	9,275	(1,474)	133,839
Income before income tax expense	72,689	4,058	3,685	0	$80,432
Income tax expense	15,040	1,046	853	0	16,939
Net Income attributable to noncontrolling interests and Tompkins Financial Corporation	57,649	3,012	2,832	0	$63,493
Less: Net income attributable to noncontrolling interests	96	0	0	0	96
Net Income attributable to Tompkins Financial Corporation	$57,553	$3,012	$2,832	$0	$63,397

Depreciation and amortization	$6,727	$174	$36	$0	$6,937

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

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of September 30, 2019 and December 31, 2018, segregated by the level of valuation inputs within the fair value hierarchy used to measure fair value.

Recurring Fair Value Measurements
September 30, 2019
(In thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Available-for-sale securities
U.S. Treasuries	$1,356	$0	$1,356	$0
Obligations of U.S. Government sponsored entities	316,716	0	316,716	0
Obligations of U.S. states and political subdivisions	85,836	0	85,836	0
Mortgage-backed securities – residential, issued by:
U.S. Government agencies	176,847	0	176,847	0
U.S. Government sponsored entities	559,265	0	559,265	0
U.S. corporate debt securities	2,432	0	2,432	0
Total Available-for-sale securities	$1,142,452	$0	$1,142,452	$0

Equity securities, at fair value	$917	$0	$0	$917

Recurring Fair Value Measurements
December 31, 2018
(In thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Available-for-sale securities
U.S. Treasuries	$289	$0	$289	$0
Obligations of U.S. Government sponsored entities	485,898	0	485,898	0
Obligations of U.S. states and political subdivisions	85,440	0	85,440	0
Mortgage-backed securities – residential, issued by:
U.S. Government agencies	128,267	0	128,267	0
U.S. Government sponsored entities	630,558	0	630,558	0
Non-U.S. Government agencies or sponsored entities	31	0	31	0
U.S. corporate debt securities	2,175	0	2,175	0
Total Available-for-sale securities	$1,332,658	$0	$1,332,658	$0

Equity securities, at fair value	$887	$0	$0	$887

The change in the fair value of equity securities, at fair value, valued using significant unobservable inputs (level 3), between January 1, 2018 and December 31, 2018, was immaterial.

There were no transfers between Levels 1, 2 and 3 for the nine months ended September 30, 2019.

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

Certain assets are measured at fair value on a nonrecurring basis. For the Company, these include loans held for sale, collateral dependent impaired loans, and other real estate owned (“OREO”). During the third quarter and first nine months of 2019, certain collateral dependent impaired loans were remeasured and reported at fair value through a specific valuation allowance and/or partial charge-offs for loan and lease losses based upon the fair value of the underlying collateral. Collateral values are estimated using Level 2 inputs based upon observable market data. In addition to collateral dependent impaired loans, certain other real estate owned were remeasured and reported at fair value based upon the fair value of the underlying collateral. The fair values of other real estate owned are estimated using Level 2 inputs based on observable market data or Level 3 inputs based on customized discounting criteria. In general, the fair values of other real estate owned are based upon appraisals, with discounts made to reflect estimated costs to sell the real estate. Upon initial recognition, fair value write-downs on other real estate owned are taken through a charge-off to the allowance for loan and lease losses. Subsequent fair value write-downs on other real estate owned are reported in other noninterest expense.

Three months ended September 30, 2019
(In thousands)		Fair value measurements at reporting date using:			Gain (losses) from fair value changes
Assets:	As of 09/30/2019	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Three months ended 9/30/2019
Impaired loans	$10,096	$0	$10,096	$0	$(550)
Other real estate owned	139	0	139	0	95

Three months ended September 30, 2018
(In thousands)		Fair value measurements at reporting date using:			Gain (losses) from fair value changes
Assets:	As of 09/30/2018	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Three months ended 9/30/2018
Impaired loans	$1,085	$0	$1,085	$0	$0
Other real estate owned	333	0	333	0	6

Nine months ended September 30, 2019
(In thousands)		Fair value measurements at reporting date using:			Gain (losses) from fair value changes
Assets:	As of 09/30/2019	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Nine months ended 9/30/2019
Impaired loans	$12,565	$0	$12,565	$0	$(4,184)
Other real estate owned	888	0	888	0	95

Nine months ended September 30, 2018
(In thousands)		Fair value measurements at reporting date using:			Gain (losses) from fair value changes
Assets:	As of 09/30/2018	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Nine months ended 9/30/2018
Impaired loans	$3,783	$0	$3,783	$0	$(111)
Other real estate owned	1,870	0	1,870	0	(15)

The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments at September 30, 2019 and December 31, 2018. The carrying amounts shown in the table are included in the Consolidated Statements of Condition under the indicated captions.

The fair value estimates, methods and assumptions set forth below for the Company's financial instruments, including those financial instruments carried at cost, are made solely to comply with disclosures required by generally accepted accounting principles in the United States and should be read in conjunction with the financial statements and notes included in this Report.

Estimated Fair Value of Financial Instruments
September 30, 2019
(In thousands)	Carrying Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets:
Cash and cash equivalents	$127,427	$127,427	$127,427	$0	$0
Securities - held to maturity	138,657	142,583	0	142,583	0
FHLB and other stock	24,881	24,881	0	24,881	0
Accrued interest receivable	21,410	21,410	0	21,410	0
Loans/leases, net[1]	4,815,702	4,744,320	0	10,096	4,734,224

Financial Liabilities:

Time deposits	$701,444	$702,823	$0	$702,823	$0
Other deposits	4,668,546	4,668,546	0	4,668,546	0
Fed funds purchased and securities sold
under agreements to repurchase	50,541	50,541	0	50,541	0
Other borrowings	429,000	430,852	0	430,852	0
Trust preferred debentures	16,992	22,149	0	22,149	0
Accrued interest payable	2,294	2,294	0	2,294	0

Estimated Fair Value of Financial Instruments
December 31, 2018
(In thousands)	Carrying Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets:
Cash and cash equivalents	$80,389	$80,389	$80,389	$0	$0
Securities - held to maturity	140,579	139,377	0	139,377	0
FHLB and other stock	52,262	52,262	0	52,262	0
Accrued interest receivable	20,922	20,922	0	20,922	0
Loans/leases, net[1]	4,790,529	4,649,308	0	6,500	4,642,808

Financial Liabilities:

Time deposits	$637,295	$631,489	$0	$631,489	$0
Other deposits	4,251,664	4,251,664	0	4,251,664	0
Fed funds purchased and securities
sold under agreements to repurchase	81,842	81,842	0	81,842	0
Other borrowings	1,076,075	1,074,081	0	1,074,081	0
Trust preferred debentures	16,863	21,921	0	21,921	0
Accrued interest payable	2,408	2,408	0	2,408	0
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

Operating lease amounts included in the Consolidated Statement of Condition are as follows:

(In thousands)		September 30, 2019
Assets	Classification
ROU assets	Other assets	$33,755

Liabilities
Current lease liabilities	Other liabilities	3,319
Non-current lease liabilities	Other liabilities	32,873
Total lease liabilities		$36,192

The components of operating lease expense, primarily included in “Net occupancy expense of premises,” were as follows:

(In thousands)	Three Months Ended September 30, 2019
Lease Costs
Operating lease cost	$1,207
Variable lease cost	144
Short-term lease cost	0
Sublease income	(9)
Total lease cost	$1,342

(In thousands)	Nine Months Ended September 30, 2019
Lease Costs
Operating lease cost	$3,522
Variable lease cost	334
Short-term lease cost	1
Sublease income	(26)
Total lease cost	$3,831

At September 30, 2019, we did not have any material finance lease assets or liabilities.

Other information related to operating leases was as follows:

(In thousands)	Nine Months Ended September 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$3,501
Weighted-average remaining lease term on operating leases	14.04
Weighted-average discount rates on operating leases	3.53%
ROU assets obtained in exchange for lease liabilities	$38,925

Future minimum lease payments under operating leases were as follows:

(In thousands)	Operating Leases
Three Months 2019	$1,169
2020	4,365
2021	4,014
2022	3,971
2023	3,724
2024 and subsequent years	30,001
Total lease payments	$47,244
Less: Interest	(11,052)
Present value of lease liabilities	$36,192

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

BUSINESS

Corporate Overview and Strategic Initiatives
Tompkins Financial Corporation (“Tompkins” or the “Company”) is headquartered in Ithaca, New York and is registered as a Financial Holding Company with the Federal Reserve Board under the Bank Holding Company Act of 1956, as amended. The Company is a locally oriented, community-based financial services organization that offers a full array of products and services, including commercial and consumer banking, leasing, trust and investment management, financial planning and wealth management, and insurance services. At September 30, 2019, the Company’s subsidiaries included: four wholly-owned banking subsidiaries, Tompkins Trust Company (the “Trust Company”), The Bank of Castile (DBA Tompkins Bank of Castile), Mahopac Bank (DBA Tompkins Mahopac Bank), VIST Bank (DBA Tompkins VIST Bank); and a wholly-owned insurance agency subsidiary, Tompkins Insurance Agencies, Inc. (“Tompkins Insurance”). The trust division of the Trust Company provides a full array of investment services, including investment management, trust and estate, financial and tax planning as well as life, disability and long-term care insurance services. The Company’s principal offices are located at 118 E. Seneca Street, Ithaca, New York, 14851, and its telephone number is (888) 503-5753. The Company’s common stock is traded on the NYSE American under the symbol “TMP.”

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

OTHER IMPORTANT INFORMATION

The following discussion is intended to provide an understanding of the consolidated financial condition and results of operations of the Company for the three and nine months ended September 30, 2019. It should be read in conjunction with the Company’s Audited Consolidated Financial Statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, and the Unaudited Consolidated Financial Statements and notes thereto included in Part I of this Quarterly Report on Form 10-Q.

In this Report, there are comparisons of the Company’s performance to that of a peer group, which is comprised of the group of 146 domestic bank holding companies with $3 billion to $10 billion in total assets as defined in the Federal Reserve’s “Bank Holding Company Performance Report” for June 30, 2019 (the most recent report available). Although the peer group data is presented based upon financial information that is one fiscal quarter behind the financial information included in this report, the Company believes that it is relevant to include certain peer group information for comparison to current quarter numbers.

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

RESULTS OF OPERATION

Performance Summary
Net income for the third quarter of 2019 was $20.2 million or $1.34 diluted earnings per share, compared to $20.9 million or $1.36 diluted earnings per share for the same period in 2018. Net income for the first nine months of 2019 was $60.6 million or $3.97 diluted earnings per share compared to $63.4 million or $4.12 diluted earnings per share for the first nine months of 2018.

Return on average assets (“ROA”) for the quarter ended September 30, 2019 was 1.21%, compared to 1.23% for the quarter ended September 30, 2018. Return on average shareholders’ equity (“ROE”) for the third quarter of 2019 was 12.15%, compared to 13.89% for the same period in 2018. For the year-to-date period ended September 30, 2019, ROA and ROE totaled 1.21% and 12.53%, respectively, compared to 1.27% and 14.47%, reported for the same period in 2018. Tompkins’ ROA and ROE compare to the most recent peer average ratios of 1.15% and 10.26%, respectively, ranking Tompkins’ ROA in the 55th percentile and ROE in the 78th percentile of the peer group.

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

Banking Segment
The banking segment reported net income of $18.0 million for the third quarter of 2019, down $861,000 or 4.6% from net income of $18.8 million for the same period in 2018. For the nine months ended September 30, 2019, the banking segment reported net income of $54.4 million, down $3.1 million or 5.4% from the same period in 2018.

Net interest income of $53.2 million for the third quarter of 2019 was in line with the same period in 2018. For the nine months ended September 30, 2019, net interest income of $157.4 million was down $1.2 million or 0.7% compared to the first nine months of 2018.

The provision for loan and lease losses was $1.3 million for the three months ended September 30, 2019, which was up $1.0 million or 385.3% compared to the same period in 2018. Provision expense was up 25.6% for the nine months ended September 30, 2019 to $2.4 million from $1.9 million for the first nine months of 2018. Factors contributing to the increase in provision expense in 2019 over prior periods include increases in criticized and classified loans, and net charge-offs which included a $3.1 million write-down of one relationship in the commercial real estate portfolio in the first quarter of 2019. For additional information see the section titled "The Allowance for Loan and Lease Losses" below.

Noninterest income of $7.1 million for the three months ended September 30, 2019 was up $357,000 or 5.3% compared to the same period in 2018. The quarter-over-quarter increase in noninterest income includes increases in fees associated with service charges on deposit accounts and card service fees as well as higher gains on securities transactions. For the nine months ended September 30, 2019, noninterest income of $21.9 million was down $1.3 million or 5.5% compared to the nine months ended September 30, 2018. The decrease in the nine month results compared to the same period in the prior year were mainly due to the $2.9 million gain on the sale of two properties in 2018 related to the completion and move to the Company's new headquarters building. This was partially offset by the $500,000 one-time incentive payment, received by the Company, related to the Company's merchant card business in the first quarter of 2019.

Noninterest expense of $36.3 million for the third quarter of 2019, and $108.7 million for the nine months ended September 30, 2019, was up $232,000 or 0.6% and up $1.6 million or 1.5%, respectively, from the same periods in 2018. The increases were mainly attributed to increases in salary and wages and employee benefits reflecting normal annual merit and incentive adjustments over the comparable periods in the prior year. For the third quarter of 2019, the increase in noninterest expense was partially offset by deposit insurance credits received from the FDIC, which included $1.2 million that were applied during the third quarter of 2019.

Insurance Segment
The insurance segment reported net income of $1.4 million for the three months ended September 30, 2019, which was up $243,000 or 20.6% compared to the third quarter of 2018. Total commissions and fees income was up $622,000 or 7.8% for the third quarter of 2019 compared to the same quarter prior year. Base commission revenue increased by $485,000 or 6.5% while the Company's acquisition of Cali Agency, Inc., effective May 1, 2019 added $47,000.  Contingency revenue was $144,000 or 40.5% greater than the third quarter of 2018.  For the nine months ended September 30, 2019, net income was up $914,000 or 30.3% compared to the same period in the prior year.

For the nine months ended September 30, 2019, commissions and fees income was up $1.6 million or 7.2% compared to the same period in 2018. Base commission revenue increased by $775,000 or 3.7% while the acquisition effective May 1, 2019 added $75,000.  Contingency revenue was up $793,000 or 48% for the nine months ended September 30, 2019 compared to the same period in 2018. Noninterest expenses for the three and nine months ended September 30, 2019 were up $275,000 or 4.3% and up $361,000 or 1.9% compared to the three and nine months ended September 30, 2018. The increase in noninterest expense for the third quarter and the nine months ended September 30, 2019 is mainly the result of an increase in salaries and wages and employee benefits. In addition, for the third quarter of 2019, commission expenses increased as a result of the increase in base commission revenue described above.

Wealth Management Segment
The wealth management segment reported net income of $823,000 for the three months ended September 30, 2019, which was down $78,000 or 8.7% compared to the third quarter of 2018. The overall decline was mainly due to lower revenue from brokerage services and higher salary and wages in the third quarter of 2019. For the nine months ended September 30, 2019, net income of $2.3 million was down $542,000 or 19.1% compared to the prior year, due to the same factors that impacted the quarterly decline as well as higher estate settlement fees recognized in 2018.

Non-GAAP Disclosure
The following table summarizes the Company’s results of operations on a GAAP basis and on an operating (non-GAAP) basis for the periods indicated. The non-GAAP financial measures adjust GAAP measures to exclude the effects of non-operating items, such as acquisition related intangible amortization expense, and significant nonrecurring income or expense on earnings, equity, and capital. In 2018, the Company had nonrecurring gains on the sales of real estate and write-downs of impaired leases related to the completion of the Company's new headquarters building in the second quarter of 2018. The Company believes the non-GAAP measures provide meaningful comparisons of our underlying operational performance and facilitate management's and investors' assessments of business and performance trends in comparison to others in the financial services industry. These non-GAAP financial measures should not be considered in isolation or as a measure of the Company's profitability or liquidity; they are in addition to, and are not a substitute for, financial measures under GAAP. The non-GAAP financial measures presented herein may be different from non-GAAP financial measures used by other companies, and may not be comparable to similarly titled measures reported by other companies. Further, the Company may utilize other measures to illustrate performance in the future. Non-GAAP financial measures have limitations since they do not reflect all of the amounts associated with the Company's results of operations as determined in accordance with GAAP.

Reconciliation of Net Income/Diluted Earnings Per Share (GAAP) to Net Operating Income/Adjusted Diluted Earnings Per Share (Non-GAAP) and Adjusted Operating Return on Average Tangible Common Equity (Non-GAAP)

	Nine Months Ended September 30,
(In thousands, except per share data)	2019	2018
Net income attributable to Tompkins Financial Corporation	$60,638	$63,397
Less: dividends and undistributed earnings allocated to unvested stock awards	(972)	(1,024)
Net income available to common shareholders (GAAP)	59,666	62,373
Diluted earnings per share (GAAP)	$3.97	$4.12

Adjustments for non-operating income and expense:
Gain on sale of real estate	0	(2,950)
Write-down of impaired leases	0	2,536
Total adjustments	0	(414)
Tax expense	0	(102)
Total adjustments, net of tax	0	(312)

Net operating income available to common shareholders (Non-GAAP)	$59,666	$62,061
Adjusted diluted earnings per share (Non-GAAP)	$3.97	$4.10

Net operating income available to common shareholders (Non-GAAP)	59,666	62,061
Amortization of intangibles, net of tax	941	1,007
Adjusted net income available to common shareholders (Non-GAAP)	60,607	63,068

Average Tompkins Financial Corporation shareholders’ common equity	645,466	584,331
Average goodwill and intangibles[1]	98,733	92,846
Average Tompkins Financial Corporation shareholders’ tangible common equity (Non-GAAP)	546,733	491,485

Adjusted operating return on average shareholders’ tangible common equity (Non-GAAP)	14.82%	17.16%
1 Average goodwill and intangibles excludes mortgage servicing rights.

Reconciliation of Shareholders' Common Equity/Common Equity Per Share (GAAP) to Tangible Common Equity/Tangible Common Equity Per Share (Non-GAAP)
	Nine Months Ended September 30,
(In thousands, except per share data)	2019	2018
Tompkins Financial Corporation Shareholders' common equity (GAAP)	$658,358	$597,636
Goodwill and intangibles[1]	98,277	99,543
Tangible common equity (Non-GAAP)	$560,081	$498,093

Common equity per share	$43.96	$39.12
Tangible common equity per share (Non-GAAP)	$37.40	$32.60
1 Goodwill and intangibles excludes mortgage servicing rights.

Net Interest Income
The following tables show average interest-earning assets and interest-bearing liabilities, and the corresponding yield or cost associated with each for the three and nine month periods ended September 30, 2019 and 2018.

Average Consolidated Statements of Condition and Net Interest Analysis (Unaudited)
	Quarter Ended			Quarter Ended
	September 30, 2019			September 30, 2018
	Average			Average
	Balance		Average	Balance		Average
(Dollar amounts in thousands)	(QTD)	Interest	Yield/Rate	(QTD)	Interest	Yield/Rate
ASSETS
Interest-earning assets
Interest-bearing balances due from banks	$2,908	$11	1.50%	$2,513	$8	1.26%
Securities (1)
U.S. Government securities	1,219,318	6,822	2.22%	1,418,742	7,766	2.17%
State and municipal (2)	91,675	639	2.76%	95,758	627	2.60%
Other securities (2)	3,419	39	4.52%	3,435	39	4.50%
Total securities	1,314,412	7,500	2.26%	1,517,935	8,432	2.20%
FHLBNY and FRB stock	33,359	770	9.16%	54,871	899	6.50%
Total loans and leases, net of unearned income (2)(3)	4,852,399	57,904	4.73%	4,781,462	55,095	4.57%
Total interest-earning assets	6,203,078	66,185	4.23%	6,356,781	64,434	4.02%

Other assets	418,334			359,671
Total assets	6,621,412			6,716,452
LIABILITIES & EQUITY
Deposits
Interest-bearing deposits
Interest bearing checking, savings, & money market	2,998,574	5,424	0.72%	2,789,432	2,532	0.36%
Time deposits	694,822	2,982	1.70%	637,426	1,861	1.16%
Total interest-bearing deposits	3,693,396	8,406	0.90%	3,426,858	4,393	0.51%
Federal funds purchased & securities sold under agreements to repurchase	57,607	34	0.23%	59,626	35	0.23%
Other borrowings	647,112	3,862	2.37%	1,141,257	6,075	2.11%
Trust preferred debentures	16,964	317	7.41%	16,792	318	7.51%
Total interest-bearing liabilities	4,415,079	12,619	1.13%	4,644,533	10,821	0.92%
Noninterest bearing deposits	1,445,051			1,409,401
Accrued expenses and other liabilities	101,632			65,307
Total liabilities	5,961,762			6,119,241
Tompkins Financial Corporation Shareholders’ equity	658,159			595,721
Noncontrolling interest	1,491			1,490
Total equity	659,650			597,211

Total liabilities and equity	$6,621,412			$6,716,452
Interest rate spread			3.10%			3.10%
Net interest income/margin on earning assets		53,566	3.43%		53,613	3.35%

Tax Equivalent Adjustment		(410)			(450)

Net interest income per consolidated financial statements		$53,156			$53,163

Average Consolidated Statements of Condition and Net Interest Analysis (Unaudited)
	Year to Date Period Ended			Year to Date Period Ended
	September 30, 2019			September 30, 2018
	Average			Average
	Balance		Average	Balance		Average
(Dollar amounts in thousands)	(YTD)	Interest	Yield/Rate	(YTD)	Interest	Yield/Rate
ASSETS
Interest-earning assets
Interest-bearing balances due from banks	$2,460	$31	1.68%	$2,121	$22	1.39%
Securities (1)
U.S. Government securities	1,338,807	22,990	2.30%	1,438,322	23,763	2.21%
State and municipal (2)	93,131	1,903	2.73%	97,556	1,898	2.60%
Other securities (2)	3,417	120	4.70%	3,516	113	4.30%
Total securities	1,435,355	25,013	2.33%	1,539,394	25,774	2.24%
FHLBNY and FRB stock	42,634	2,442	7.66%	52,802	2,433	6.16%
Total loans and leases, net of unearned income (2)(3)	4,816,140	170,540	4.73%	4,740,257	159,398	4.50%
Total interest-earning assets	6,296,589	198,026	4.21%	6,334,574	187,627	3.96%

Other assets	405,358			351,949
Total assets	6,701,947			6,686,523
LIABILITIES & EQUITY
Deposits
Interest-bearing deposits
Interest bearing checking, savings, & money market	2,962,236	14,865	0.67%	2,806,119	6,118	0.29%
Time deposits	670,570	7,728	1.54%	671,888	4,669	0.93%
Total interest-bearing deposits	3,632,806	22,593	0.83%	3,478,007	10,787	0.41%
Federal funds purchased & securities sold under agreements to repurchase	61,482	110	0.24%	62,956	115	0.24%
Other borrowings	861,930	15,731	2.44%	1,113,120	15,897	1.91%
Trust preferred debentures	16,921	974	7.70%	16,749	904	7.22%
Total interest-bearing liabilities	4,573,139	39,408	1.15%	4,670,832	27,703	0.79%
Noninterest bearing deposits	1,380,399			1,366,219
Accrued expenses and other liabilities	101,483			63,682
Total liabilities	6,055,021			6,100,733
Tompkins Financial Corporation Shareholders’ equity	645,466			584,331
Noncontrolling interest	1,460			1,459
Total equity	646,926			585,790

Total liabilities and equity	$6,701,947			$6,686,523
Interest rate spread			3.05%			3.17%
Net interest income/margin on earning assets		158,618	3.37%		159,924	3.38%

Tax Equivalent Adjustment		(1,230)			(1,360)

Net interest income per consolidated financial statements		$157,388			$158,564

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

Net Interest Income
Net interest income is the Company’s largest source of revenue, representing 73.1% and 73.3%, respectively, of total revenues for the three and nine months ended September 30, 2019, compared to 74.1% and 73.4% for the same periods in 2018. Net interest income is dependent on the volume and composition of interest earning assets and interest-bearing liabilities and the level of market interest rates. The above table shows average interest-earning assets and interest-bearing liabilities, and the corresponding yield or cost associated with each.

Taxable-equivalent net interest income for the three months ended September 30, 2019, was in line with the same period in the prior year. Taxable-equivalent net interest income for the nine month period ending September 30, 2019 increased by $1.2 million or 0.74% over the nine months ending September 30, 2018. For the three and nine months ended September 30, 2019, average loans represented 78.2% and 76.5% of average earning assets compared to 75.2% and 74.8% for the same periods in 2018. Deposit growth during the third quarter of 2019 exceeded loan growth resulting in a lower volume of borrowings. Net interest margin for the three and nine months ended September 30, 2019 was 3.43% and 3.37% compared to 3.35% and 3.38% for the same periods in 2018.

Taxable-equivalent interest income for the three and nine months ended September 30, 2019, was $66.2 million and $198.0 million, respectively, up 2.7% and 5.5%, respectively, compared to the same periods in 2018. The increase in taxable-equivalent interest income was mainly the result of an increase in average loans, as well as higher yields on average loans. Average loan balances for the three and nine months ended September 30, 2019, were up $70.9 million or 1.5% and $75.9 million or 1.6%, respectively, while the average yield on loans increased 16 basis points in the third quarter of 2019 compared to the third quarter of 2018, and was up 23 basis points for the first nine months of 2019 compared to the first nine months of 2018. Average securities balances for the three and nine months ended September 30, 2019, were down $203.5 million or 13.4% and $104.0 million or 6.8%, respectively, and the average yield on securities was up 6 basis points and up 9 basis points, respectively, compared to the same periods in 2018. The decrease in average securities was mainly due to the sale of approximately $152.1 million of available-for-sale securities in the second quarter of 2019.

Interest expense for the three and nine months ended September 30, 2019, increased by $1.8 million or 16.6% and $11.7 million or 42.3%, respectively, compared to the same periods in 2018, driven by higher interest rates and higher average interest-bearing deposits. The average cost of interest-bearing deposits during the three and nine months ended September 30, 2019 was 0.90% and 0.83%, respectively, up from 0.51% and 0.41%, for the same periods in 2018. Interest expense for the first nine months of 2019 and 2018 was positively impacted by $276,000 and $502,000, respectively, of accelerated accretion of purchase accounting deposit discounts from certain deposits acquired in the Company's acquisition of VIST Financial Corp in 2012. Average interest-bearing deposits for the third quarter of 2019 were up $266.5 million or 7.8% compared to the same period in 2018, while year-to-date average interest-bearing deposits were up $154.8 million or 4.5% compared to the same period in 2018. Average noninterest bearing deposits were up $35.7 million or 2.5% for the three months ended September 30, 2019 when compared to the third quarter of 2018, and for the nine months ended September 30, 2019 were in line with the same period in 2018. Average other borrowings for the three and nine months ended September 30, 2019 were down $494.1 million or 43.3% and $251.2 million or 22.6% compared to the same periods in 2018; mainly due to decreases in overnight borrowings with the FHLB. The decrease in borrowings was due to strong deposit growth during the third quarter of 2019 as well as pay downs resulting from proceeds from sales of $152.1 million of available-for-sale securities in the second quarter of 2019.

Provision for Loan and Lease Losses
The provision for loan and lease losses represents management’s estimate of the amount necessary to maintain the allowance for loan and lease losses at an appropriate level. The provision for loan and lease losses for the three and nine months ended September 30, 2019 was $1.3 million and $2.4 million, respectively, which was up compared to $272,000 and $1.9 million, respectively, for the same periods in 2018. Factors contributing to the increase in provision expense in 2019 over prior periods include increases in criticized and classified loans, and net charge-offs which included a $3.1 million write-down of one relationship in the commercial real estate portfolio in the first quarter of 2019. The section captioned “Financial Condition – The Allowance for Loan and Lease Losses” below has further details on the allowance for loan and lease losses and asset quality metrics.

Noninterest Income
Noninterest income was $19.5 million for the third quarter of 2019, which was up 5.0% compared to the third quarter of 2018, and $57.5 million for the first nine months of 2019, which was in line with the same period prior year. Noninterest income represented 26.9% of total revenue for the third quarter of 2019 and 26.7% for the nine months ended September 30, 2019, compared to 25.9% and 26.6% for the same periods in 2018.

Insurance commissions and fees, the largest component of noninterest income, were $8.5 million for the third quarter of 2019, an increase of 7.8% from the same period prior year. For the first nine months of 2019, insurance commissions and fees were up$1.6 million or 7.2% compared to the same period in 2018. The increase in insurance revenues in the third quarter and first nine months of 2019 compared to the same periods in 2018 reflects growth in contingency revenues as well as growth in commercial and personal business lines over prior year.

Investment services income of $4.2 million in the third quarter of 2019 was up $78,000 or 1.9% compared to the third quarter of 2018. For the first nine months of 2019, investment services income was down $199,000 or 1.6% compared to the same period in 2018. Investment services income includes trust services, financial planning, wealth management services, and brokerage related services. With fees largely based on the market value and the mix of assets managed, the general direction of the stock market can have a considerable impact on fee income. The fair value of assets managed by, or in custody of, Tompkins was $3.9 billion at September 30, 2019, which was down $103.4 million or 2.6% from September 30, 2018. The fair value of assets in custody at September 30, 2019 includes $899.4 million of Company-owned securities where Tompkins Trust Company is custodian.

Card services income for the three and nine months ended September 30, 2019, was up $108,000 or 4.4% and $881,000 or 12.2%, respectively, compared to the same periods in 2018. Debit card income, the largest component of card services income, was up $97,000 or 5.9% over the same quarter prior year, and up $134,000 or 2.6% over the first nine months of 2018. Card services income for the first nine months of 2019 included a one-time incentive payment of $500,000 related to the Company's merchant card business.

The Company recognized net gains on securities transactions of $138,000 and $434,000, respectively, for the three and nine months ended September 30, 2019 compared to net gains of $16,000 and $290,000 for the same periods in 2018. The gains are primarily related to the sales of available-for-sale securities which are generally the result of general portfolio maintenance and interest rate risk management. In the second quarter of 2019, the Company sold about $152.1 million of low yielding and short average life securities and recognized a net gain of $271,000.

Other income of $2.0 million in the third quarter of 2019 was down $94,000 or 4.6% compared to the same period in 2018. For the first nine months of 2019, other income of $6.2 million was down $2.5 million or 28.5% compared to the same period in 2018. The decrease for the first nine months of 2019 compared to the same period of 2018 was the result of approximately $2.9 million of gains on the sale of two properties related to the completion and move to the Company's new headquarters building in 2018.

Noninterest Expense
Noninterest expense was $45.7 million for the third quarter of 2019 and $135.9 million for the first nine months of 2019, up 1.2% and 1.6%, respectively, compared to the same periods in 2018.

Expenses associated with compensation and benefits comprise the largest component of noninterest expense, representing 63.0% and 61.2% of total noninterest expense for the three and nine months ended September 30, 2019. Salaries and wages expense for the three and nine months ended September 30, 2019 increased by $931,000 or 4.2% and $1.7 million or 2.7%, respectively, compared to the same periods in 2018. The increases were mainly due to normal merit adjustments and increase in average full time equivalent employees. Employee benefits for the three and nine months ended September 30, 2019, increased by $521,000 or 9.8% and $1.2 million or 7.8% over the same periods in 2018, mainly as a result of higher healthcare expenses.

Other expense categories, not related to compensation and benefits, for the three and nine months ended September 30, 2019 were down $929,000 or 5.2% and $885,000 or 1.7%, respectively, compared to the same periods in 2018. Expenses for the third quarter and year to date period ended September 30, 2019, included increases in professional fees and technology related expenses, which combined were up $0.6 million or 12.6% and $2.3 million or 17.4%, respectively, over the same periods in 2018, as well as $470,000 of write-downs related to closures of two banking offices in the third quarter of 2019. These expenses were partially offset by deposit insurance credits received from the FDIC, which included $1.2 million that were applied during the third quarter of 2019. Expenses for the three and nine months ended September 30, 2018, included approximately $0.5 million and $2.5 million, respectively, of write-downs related to two leases on space vacated as a result of completion of new headquarters building in 2018.

Income Tax Expense
The provision for income taxes was $5.5 million for an effective rate of 21.3% for the third quarter of 2019, compared to tax expense of $5.4 million and an effective rate of 20.6% for the same quarter in 2018. For the first nine months of 2019, the provision for income taxes was $15.8 million for an effective rate of 20.7% compared to tax expense of $16.9 million and an effective rate of 21.1% for the same period in 2018. The effective rates differ from the U.S. statutory rate primarily due to the effect of tax-exempt income from loans, securities and life insurance assets, and the income tax effects associated with stock based compensation.

FINANCIAL CONDITION

Total assets were $6.6 billion at September 30, 2019, down $130.5 million or 1.9% from December 31, 2018. The decrease in total assets was mainly in the securities portfolio and reflects the sale of about $152.1 million of low yielding and short average life securities in June 2019. The securities sold had an average yield of 1.68% and an average life of 2.9 years. The proceeds were used to reduce overnight borrowings with the FHLB. Total originated loan balances were $4.6 billion at September 30, 2019, up $59.9 million or 1.3% compared to the $4.6 billion reported at year-end 2018. Total acquired loans of $228.5 million were down $36.7 million or 13.9% from December 31, 2018, due to expected run-off in the acquired portfolio. Total deposits were up $481.0 million or 9.8% from December 31, 2018. Other borrowings decreased $647.1 million or 60.1% from December 31, 2018, as a result of the securities sales discussed above as well as deposit growth exceeding loan growth during the period.

Securities
As of September 30, 2019, the Company’s securities portfolio was $1.3 billion or 19.3% of total assets, compared to $1.5 billion or 21.8% of total assets at year end 2018. The decrease is mainly due to the sale of $152.1 million of available-for-sale securities in June 2019, described above. The following table details the composition of available-for-sale and held-to-maturity securities.

Available-for-Sale Securities
	September 30, 2019		December 31, 2018
(In thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
U.S. Treasuries	$1,356	$1,356	$289	$289
Obligations of U.S. Government sponsored entities	314,740	316,716	493,371	$485,898
Obligations of U.S. states and political subdivisions	84,744	85,836	86,260	85,440
Mortgage-backed securities - residential, issued by
U.S. Government agencies	176,737	176,847	131,831	128,267
U.S. Government sponsored entities	560,009	559,265	649,620	630,558
Non-U.S. Government agencies or sponsored entities	0	0	31	31
U.S. corporate debt securities	2,500	2,432	2,500	2,175
Total available-for-sale securities	$1,140,086	$1,142,452	$1,363,902	$1,332,658

Held-to-Maturity Securities
	September 30, 2019		December 31, 2018
(In thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Obligations of U.S. Government sponsored entities	$131,001	$134,883	$131,306	$130,108
Obligations of U.S. states and political subdivisions	7,656	7,700	9,273	9,269
Total held-to-maturity debt securities	$138,657	$142,583	$140,579	$139,377

As of September 30, 2019, the available-for-sale securities portfolio had net unrealized gains of $2.4 million compared to net unrealized losses of $31.2 million at December 31, 2018. The decrease in unrealized losses, which reflects the amount that amortized cost exceeds fair value, related to the available-for-sale securities portfolio was due primarily to changes in market interest rates during the first nine months of 2019. Management’s policy is to purchase investment grade securities that on average have relatively short duration, which helps mitigate interest rate risk and provides sources of liquidity without significant risk to capital.

Quarterly, the Company evaluates all investment securities with a fair value less than amortized cost to identify any other-than-temporary impairment as defined under generally accepted accounting principles. As a result of the other-than-temporary impairment review process, the Company does not consider any investment security held at September 30, 2019 to be other-than-temporarily impaired. Future changes in interest rates or the credit quality and credit support of the underlying issuers may reduce the market value of these and other securities. If such decline is determined to be other than temporary, the Company will record the necessary charge to earnings and/or accumulated other comprehensive income to reduce the securities to their then current fair value.

Loans and Leases
Loans and leases as of the end of the third quarter and prior year-end periods were as follows:
	September 30, 2019			December 31, 2018
(In thousands)	Originated	Acquired	Total Loans and Leases	Originated	Acquired	Total Loans and Leases
Commercial and industrial
Agriculture	$94,302	$0	$94,302	$107,494	$0	$107,494
Commercial and industrial other	860,432	39,771	900,203	926,429	43,712	970,141
Subtotal commercial and industrial	954,734	39,771	994,505	1,033,923	43,712	1,077,635
Commercial real estate
Construction	190,657	1,358	192,015	164,285	1,384	165,669
Agriculture	180,385	208	180,593	170,005	224	170,229
Commercial real estate other	1,902,939	151,223	2,054,162	1,827,279	177,484	2,004,763
Subtotal commercial real estate	2,273,981	152,789	2,426,770	2,161,569	179,092	2,340,661
Residential real estate
Home equity	205,050	16,488	221,538	208,459	21,149	229,608
Mortgages	1,107,147	18,635	1,125,782	1,083,802	20,484	1,104,286
Subtotal residential real estate	1,312,197	35,123	1,347,320	1,292,261	41,633	1,333,894
Consumer and other
Indirect	13,611	0	13,611	12,663	0	12,663
Consumer and other	60,789	774	61,563	57,565	761	58,326
Subtotal consumer and other	74,400	774	75,174	70,228	761	70,989
Leases	17,129	0	17,129	14,556	0	14,556
Total loans and leases	4,632,441	228,457	4,860,898	4,572,537	265,198	4,837,735
Less: unearned income and deferred costs and fees	(3,825)	0	(3,825)	(3,796)	0	(3,796)
Total loans and leases, net of unearned income and deferred costs and fees	$4,628,616	$228,457	$4,857,073	$4,568,741	$265,198	$4,833,939

Total loans and leases of $4.9 billion at September 30, 2019 were up $23.1 million or 0.5% from December 31, 2018. Originated loan balances at September 30, 2019 were up $59.9 million or 1.3% from year-end 2018. As of September 30, 2019, total loans and leases represented 73.3% of total assets compared to 71.5% of total assets at December 31, 2018.

Residential real estate loans, including home equity loans were $1.3 billion at September 30, 2019, up $13.4 million or 1.0% compared to December 31, 2018, and comprised 27.7% of total loans and leases at September 30, 2019. Changes in residential loan balances are impacted by the Company’s decision to retain these loans or sell them in the secondary market due to interest rate considerations. The Company’s Asset/Liability Committee meets regularly and establishes standards for selling and retaining residential real estate mortgage originations.

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

During the first nine months of 2019 and 2018, the Company retained the vast majority of residential mortgage loans originated, selling $11.4 million and $15.3 million, respectively, recognizing gains on these sales of $139,000 and $295,000, respectively. These residential real estate loans were sold without recourse in accordance with standard secondary market loan sale agreements. When residential mortgage loans are sold, the Company typically retains all servicing rights, which provides the Company with a source of fee income. Mortgage servicing rights totaled $817,000 at September 30, 2019 and $805,000 at December 31, 2018.

Commercial real estate loans and commercial and industrial loans totaled $2.4 billion and $1.0 billion, respectively, and represented 50.0% and 20.5%, respectively of total loans as of September 30, 2019. The commercial real estate portfolio was up 3.7% over year-end 2018, while commercial and industrial loans were down 7.7%. As of September 30, 2019, agriculturally-related loans totaled $274.9 million or 5.7% of total loans and leases, compared to $277.7 million or 5.7% of total loans and leases at December 31, 2018. Agriculturally-related loans include loans to dairy farms and crop farms. Agriculturally-related loans are primarily made based on identified cash flows of the borrower with consideration given to underlying collateral, personal guarantees, and government related guarantees. Agriculturally-related loans are generally secured by the assets or property being financed or other business assets such as accounts receivable, livestock, equipment or commodities/crops.

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

The carrying value of acquired loans accounted for in accordance with this guidance was $9.7 million at September 30, 2019 as compared to $11.0 million at December 31, 2018. The carrying value of loans not exhibiting evidence of credit impairment at the time of the acquisition (i.e. loans outside of the scope of ASC 310-30) was $218.8 million at September 30, 2019, compared to $254.2 million at December 31, 2018.

The Company has adopted comprehensive lending policies, underwriting standards and loan review procedures. Management reviews these policies and procedures on a regular basis. The Company discussed its lending policies and underwriting guidelines for its various lending portfolios in Note 5 – “Loans and Leases” in the Notes to Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. There have been no significant changes in these policies and guidelines since the date of that report. Therefore, both new originations as well as those balances held at September 30, 2019, reflect these policies and guidelines. The Company’s Board of Directors approves the lending policies at least annually. The Company recognizes that exceptions to policy guidelines may occasionally occur and has established procedures for approving exceptions to these policy guidelines. Management has also implemented reporting systems to monitor loan originations, loan quality, concentrations of credit, loan delinquencies and nonperforming loans and potential problem loans.

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

(In thousands)	9/30/2019	12/31/2018	9/30/2018
Allowance for originated loans and leases
Commercial and industrial	$11,259	$11,217	$12,421
Commercial real estate	22,542	23,483	21,172
Residential real estate	6,047	7,317	6,445
Consumer and other	1,383	1,304	1,251
Total	$41,231	$43,321	$41,289

(In thousands)	9/30/2019	12/31/2018	9/30/2018
Allowance for acquired loans
Commercial and industrial	$32	$55	$0
Commercial real estate	57	0	0
Residential real estate	45	28	64
Consumer and other	6	6	5
Total	$140	$89	$69

As of September 30, 2019, the total allowance for loan and lease losses was $41.4 million, which decreased by $2.0 million or 4.7% from year-end 2018. The decrease in the allowance compared to year-end 2018 was mainly due to a $3.1 million write-down of a single commercial real estate relationship in the first quarter of 2019. This relationship was downgraded in the fourth quarter of 2018 and an impairment reserve was established at that time, which contributed to the increase in the allocation for commercial real estate loans in the originated allowance. Asset quality remained strong at September 30, 2019, although there was an increase in nonperforming loans and loans internally-classified Special Mention or Substandard over 2018 year end. Loans internally-classified Special Mention or Substandard were up from year end 2018 by $27.9 million or 36.9%. The increase was mainly a result of five large credits that were downgraded in the second and third quarters of 2019 totaling $17.0 million, two in the commercial real estate loan portfolio, two in the commercial and industrial loan portfolio, and one in the agricultural loan portfolio. Of the $103.3 million in loans classified as Special Mention and Substandard, approximately 92.1% are current or less than 30 days past due on payments. Nonperforming loans and leases were up $3.5 million or 13.2% from year end 2018 and represent 0.62% of total loans at September 30, 2019 compared to 0.55% at December 31, 2018. The allowance for loan and lease losses covered 137.46% of nonperforming loans and leases as of September 30, 2019, compared to 163.25% at December 31, 2018.

The Company’s allowance for originated loan and lease losses totaled $41.2 million at September 30, 2019, which represented 0.89% of total originated loans, compared to 0.95% at December 31, 2018, and 0.91% at September 30, 2018. The slight decrease in the originated allowance at September 30, 2019, compared to year end 2018 was mainly due to the $3.1 million write-down on the commercial real estate relationship mentioned above. Stable asset quality, slower loan growth and favorable qualitative factors contributed to the slight decrease in the percentage the originated allowance represents of total originated loans at September 30, 2019, compared to year-end 2018. Nonaccrual originated loans were $21.4 million as of September 30, 2019 compared to $19.3 million at year end 2018, and $17.5 million at September 30, 2018.

The allowance for acquired loans at September 30, 2019 was $140,000, compared to $89,000 at year end 2018, and $69,000 at September 30, 2018. As part of the determination of the fair value of acquired loans at the time of acquisition, the Company established a credit mark to provide for future credit losses in the acquired portfolio. To the extent that credit quality deteriorates subsequent to acquisition, such deterioration will result in the establishment of an allowance for the acquired portfolio. Nonaccrual acquired loans were $2.2 million as of September 30, 2019 compared to $2.9 million at year-end 2018, and $2.7 million at September 30, 2018.

Activity in the Company’s allowance for loan and lease losses during the first nine months of 2019 and 2018 is illustrated in the table below.

Analysis of the Allowance for Originated Loan and Lease Losses
(In thousands)	9/30/2019	9/30/2018
Average originated loans outstanding during period	$4,566,102	$4,449,627
Balance of originated allowance at beginning of year	43,321	39,686
ORIGINATED LOANS CHARGED-OFF:
Commercial and industrial	482	224
Commercial real estate	3,949	60
Residential real estate	60	208
Consumer and other	568	1,166
Total loans charged-off	$5,059	$1,658
RECOVERIES OF ORIGINATED LOANS PREVIOUSLY CHARGED-OFF:
Commercial and industrial	59	16
Commercial real estate	97	549
Residential real estate	284	232
Consumer and other	214	613
Total loans recoveries	$654	$1,410
Net loans charged-off	4,405	248
Additions to originated allowance charged to operations	2,315	1,851
Balance of originated allowance at end of period	$41,231	$41,289
Allowance for originated loans and leases as a percentage of originated loans and leases	0.89%	0.91%
Annualized net charge-offs on originated loans to average total originated loans and leases during the period	0.13%	0.01%

Analysis of the Allowance for Acquired Loan Losses
(In thousands)	9/30/2019	9/30/2018
Average acquired loans outstanding during period	$250,038	$290,630
Balance of acquired allowance at beginning of year	89	85
ACQUIRED LOANS CHARGED-OFF:
Commercial and industrial	7	43
Commercial real estate	0	81
Residential real estate	71	148
Consumer and other	3	0
Total loans charged-off	$81	$272
Commercial and industrial	33	88
Commercial real estate	10	27
Residential real estate	35	106
Consumer and other	3	2
Total loans recovered	$81	$223
Net loans (recovered) charged-off	0	49
Additions to acquired allowance charged to operations	51	33
Balance of acquired allowance at end of period	$140	$69
Allowance for acquired loans as a percentage of acquired loans outstanding acquired loans and leases	0.06%	0.02%
Annualized net (recoveries) charge-offs on acquired loans as a percentage of average acquired loans and leases outstanding during the period	0.00%	0.03%
Annualized total net charge-offs as a percentage of average loans and leases outstanding during the period	0.12%	0.01%

Net loan and lease charge-offs totaled $4.4 million for the nine months ended September 30, 2019, compared to net charge-offs of $297,000 for the same period in 2018. The year-over-year increase was mainly due to the $3.1 million write-down of one relationship in the commercial real estate portfolio. This relationship was downgraded in the fourth quarter of 2018 and an impairment reserve was established at that time. Annualized net chargeoffs were 0.12% of average total loans and leases, compared to 0.01% for the same period in 2018. The most recent peer percentage is 0.07%.

The provision for loan and lease losses was $1.3 million and $2.4 million for the three and nine months ended September 30, 2019, compared to $272,000 and $1.9 million for the same periods in 2018. The provision for loan and lease losses is based upon the Company's quarterly evaluation of the appropriateness of the allowance for loan and lease losses. Increases in criticized and classified loans and net charge-offs, which included a $3.1 million write-down in the first quarter of 2019, contributed to the increase in the provision for loan and lease losses for the three and nine months ended September 30, 2019 compared to the same periods of 2018.

Analysis of Past Due and Nonperforming Loans
(In thousands)	9/30/2019	12/31/2018	9/30/2018
Nonaccrual loans
Commercial and industrial	$1,752	$1,883	$3,934
Commercial real estate	10,618	8,007	3,972
Residential real estate	10,949	12,072	12,018
Consumer and other	249	234	253
Total nonaccrual loans	$23,568	$22,196	$20,177
Troubled debt restructurings not included above	6,528	4,395	4,295
Total nonperforming loans and leases	$30,096	$26,591	$24,472
Other real estate owned	888	1,595	1,870
Total nonperforming assets	$30,984	$28,186	$26,342
Allowance as a percentage of nonperforming loans and leases	137.46%	163.25%	169.00%
Total nonperforming loans and leases as percentage of total loans and leases	0.62%	0.55%	0.51%
Total nonperforming assets as percentage of total assets	0.47%	0.42%	0.39%

1 The September 30, 2019, December 31, 2018, and September 30, 2018 columns in the above table exclude $1.2 million, $1.3 million, and $1.1 million, respectively, of acquired loans that are 90 days past due and accruing interest.  These loans were originally recorded at fair value on the acquisition date of August 1, 2012.  These loans are considered to be accruing as we can reasonably estimate future cash flows on these acquired loans and we expect to fully collect the carrying value of these loans.  Therefore, we are accreting the difference between the carrying value of these loans and their expected cash flows into interest income.

Nonperforming assets include nonaccrual loans, troubled debt restructurings (“TDR”), and foreclosed real estate/other real estate owned. Total nonperforming assets of $31.0 million at September 30, 2019 were up $2.8 million or 9.9% compared to December 31, 2018, and $4.6 million or 17.6% compared to September 30, 2018. Nonperforming assets represented 0.47% of total assets at September 30, 2019, up compared to 0.42% at December 31, 2018, and 0.39% at September 30, 2018. The Company’s ratio of nonperforming assets to total assets continues to compare favorably to our peer group’s most recent ratio of 0.60% at June 30, 2019. Total nonperforming loans and leases of $30.1 million were up $3.5 million or 13.2% from year-end 2018, and $5.6 million or 23.0% from September 30, 2018. The increase in nonperforming loans over year-end 2018 was mainly due to the addition of one agriculture commercial mortgage relationship totaling $1.6 million to troubled debt restructuring and two commercial mortgage relationships totaling $5.7 million to nonaccrual. These additions were partially offset by the $3.1 million write-down of a single commercial real estate relationship during the first quarter of 2019. This relationship had been downgraded and placed on nonaccrual status during the fourth quarter of 2018.  A breakdown of nonperforming loans and leases by portfolio segment is above.

Loans are considered modified in a TDR when, due to a borrower’s financial difficulties, the Company makes a concession(s) to the borrower that it would not otherwise consider and the borrower could not obtain elsewhere. These modifications may include, among others, an extension of the term of the loan, and granting a period when interest-only payments can be made, with the principal payments made over the remaining term of the loan or at maturity. TDRs are included in the above table within the following categories: “loans 90 days past due and accruing”, “nonaccrual loans”, or “troubled debt restructurings not included above”. Loans in the latter category include loans that meet the definition of a TDR but are performing in accordance with the modified terms and therefore classified as accruing loans. At September 30, 2019, the Company had $8.8 million in TDRs, and of that total $2.3 million were reported as nonaccrual and $6.5 million were considered performing and included in the table above.

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

The Company’s recorded investment in loans and leases that are considered impaired totaled $21.4 million at September 30, 2019, compared to $17.6 million at December 31, 2018 and $16.5 million at September 30, 2018. A loan is impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impaired loans consist of our non-homogenous nonaccrual loans, and all TDRs. Specific reserves on individually identified impaired loans that are not collateral dependent are measured based on the present value of expected future cash flows discounted at the original effective interest rate of each loan. For loans that are collateral dependent, impairment is measured based on the fair value of the collateral less estimated selling costs, and such impaired amounts are generally charged off.

The year to date average recorded investment in impaired loans and leases was $17.0 million at September 30, 2019, compared to $17.2 million at September 30, 2018. At September 30, 2019 and December 31, 2018, there was a specific reserve of $974,000 and $3.8 million, respectively, on impaired loans. The specific reserve of $974,000 at September 30, 2019 was for impaired loans in the originated portfolio; there were no specific reserves for impaired loans in the acquired portfolio. The majority of impaired loans were collateral dependent impaired loans that have limited exposure or require limited specific reserve because of the amount of collateral support with respect to these loans and previous charge-offs. Interest payments on impaired loans are typically applied to principal unless collectability of the principal amount is reasonably assured. In these cases, interest is recognized on a cash basis.

The ratio of the allowance to nonperforming loans and leases (loans past due 90 days and accruing, nonaccrual loans and restructured troubled debt) was 137.46% at September 30, 2019, compared to 163.25% at December 31, 2018, and 169.00% at September 30, 2018. The Company’s nonperforming loans and leases are mostly made up of collateral dependent impaired loans with limited exposure or loans that require limited specific reserve due to the level of collateral available with respect to these loans and/or previous charge-offs.

Management reviews the loan portfolio continuously for evidence of potential problem loans and leases. Potential problem loans and leases are loans and leases that are currently performing in accordance with contractual terms, but where known information about possible credit problems of the related borrowers causes management to have doubt as to the ability of such borrowers to comply with the present loan payment terms and may result in such loans and leases becoming nonperforming at some time in the future. Management considers loans and leases classified as Substandard, which continue to accrue interest, to be potential problem loans and leases. The Company, through its internal loan review function, identified 33 commercial relationships from the originated portfolio and 6 commercial relationships from the acquired portfolio totaling $45.4 million and $1.2 million, respectively, at September 30, 2019, that were potential problem loans. At December 31, 2018, the Company had identified 29 relationships totaling $33.7 million in the originated portfolio and 6 relationships totaling $1.2 million in the acquired portfolio that were potential problem loans. Of the 33 commercial relationships in the originated portfolio at September 30, 2019, that were Substandard, there were 15 relationships that equaled or exceeded $1.0 million, which in aggregate totaled $42.0 million, the largest of which was a $8.8 million. Of the 6 commercial relationships from the acquired loan portfolio at September 30, 2019, that were Substandard, there were no relationships that equaled or exceeded $1.0 million. The increase in potential problem loans in the originated portfolio over year-end 2018 includes 17 relationships totaling $21.5 million in loans newly classified as Substandard. The largest relationship totaled $5.2 million and was in the Company's agriculture portfolio. The Company continues to monitor these potential problem relationships; however, management cannot predict the extent to which continued weak economic conditions or other factors may further impact borrowers. These loans remain in a performing status due to a variety of factors, including payment history, the value of collateral supporting the credits, and personal or government guarantees. These factors, when considered in the aggregate, give management reason to believe that the current risk exposure on these loans does not warrant accounting for these loans as nonperforming. However, these loans do exhibit certain risk factors, which have the potential to cause them to become nonperforming. Accordingly, management’s attention is focused on these credits, which are reviewed on at least a quarterly basis.

Capital
Total equity was $659.9 million at September 30, 2019, an increase of $39.0 million or 6.3% from December 31, 2018. The increase reflects growth in retained earnings and a decrease in accumulated other comprehensive losses, partially offset by a decrease in additional paid-in capital resulting primarily from share repurchases.

Additional paid-in capital decreased by $24.9 million, from $366.6 million at December 31, 2018, to $341.7 million at September 30, 2019. The decrease was primarily attributable to the Company's repurchase of 340,200 shares of its common stock with an aggregate purchase price of $27.0 million pursuant to the Company's stock repurchase plan, and $1.2 million related to the exercise of stock options and restricted stock activity. This was partially offset by $3.0 million attributed to stock-based compensation. Retained earnings increased by $37.8 million from $319.4 million at December 31, 2018, to $357.2 million at September 30, 2019, mainly reflecting net income of $60.6 million less dividends paid of $22.9 million. Accumulated other comprehensive loss decreased from a net loss of $63.2 million at December 31, 2018, to a net loss of $36.9 million at September 30, 2019, reflecting a $25.4 million increase in unrealized gains on available-for-sale securities mainly due to changes in market rates and a $0.9 million decrease related to post-retirement benefit plans.

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

Cash dividends paid in the nine months of 2019 totaled approximately $22.9 million, representing 37.7% of year to date 2019 earnings. Cash dividends of $1.50 per common share paid in the first nine months of 2019 were up 4.2% over cash dividends of $1.44 per common share paid in the first nine months of 2018.

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

The following table provides a summary of the Company’s capital ratios as of September 30, 2019.

REGULATORY CAPITAL ANALYSIS
September 30, 2019	Actual		Minimum Capital Required - Basel III Fully Phased-In		Well Capitalized Requirement
(dollar amounts in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk weighted assets)	$657,218	13.36%	$516,421	10.50%	$491,830	10.00%
Tier 1 Capital (to risk weighted assets)	$613,863	12.48%	$418,055	8.50%	$393,464	8.00%
Tier 1 Common Equity (to risk weighted assets)	$596,871	12.14%	$344,281	7.00%	$319,689	6.50%
Tier 1 Capital (to average assets)	$613,863	9.43%	$260,421	4.00%	$325,526	5.00%

As of September 30, 2019, the Company’s capital ratios exceeded the minimum required capital ratios plus the fully phased-in capital conservation buffer, and the minimum required capital ratios for well capitalized institutions. The capital levels required to be considered well capitalized, presented in the above table, are based upon prompt corrective action regulations, as amended to reflect the changes under Basel III Capital Rules.

Total capital as a percent of risk weighted assets increased to 13.4% at September 30, 2019, compared with 13.1% as of December 31, 2018. Tier 1 capital as a percent of risk weighted assets increased from 12.2% at the end of 2018 to 12.5% as of September 30, 2019. Tier 1 capital as a percent of average assets was 9.4% at September 30, 2019, which is up from 9.1% at December 31, 2018. Common equity tier 1 capital was 12.1% at the end of the third quarter of 2019, up from 11.8% at the end of 2018.

On July 19, 2018, the Company’s Board of Directors authorized a stock repurchase plan (the "2018 Repurchase Plan") for the Company to repurchase up to 400,000 shares of the Company’s common stock. Purchases may be made over the 24 months following adoption of the plan. The repurchase program may be suspended, modified or terminated by the Board of Directors at any time for any reason. During the first nine months of 2019, the Company repurchased 340,200 shares at an average price of $79.34. As of September 30, 2019, a total of 357,183 shares had been repurchased under the 2018 Repurchase Plan, at an average price of $79.05.

As of September 30, 2019, the capital ratios for the Company’s subsidiary banks also exceeded the minimum required capital ratios plus the required conservation buffer, the minimum required capital ratios plus the fully phased-in capital conservation buffer, and the minimum required capital ratios for well capitalized institutions.

Deposits and Other Liabilities
Total deposits of $5.4 billion at September 30, 2019 were up $481.0 million or 9.8% from December 31, 2018. The increase from year-end 2018 was in non-interest bearing deposits, money market and savings balances and time deposits, which were up $104.5 million or 7.5%, $312.4 million or 11.0% and $64.1 million or 10.1% respectively from year-end 2018.

The most significant source of funding for the Company is core deposits. The Company defines core deposits as total deposits less time deposits of $250,000 or more, brokered deposits, municipal money market deposits, and reciprocal deposit relationships with municipalities. Core deposits grew by $272.7 million to $4.4 billion at September 30, 2019, from year-end 2018. Core deposits represented 81.6% of total deposits at September 30, 2019, compared to 84.0% of total deposits at December 31, 2018.

The Company uses both retail and wholesale repurchase agreements. Retail repurchase agreements are arrangements with local customers of the Company, in which the Company agrees to sell securities to the customer with an agreement to repurchase those securities at a specified later date. Retail repurchase agreements totaled $50.5 million at September 30, 2019, and $81.7 million at December 31, 2018. Management generally views local repurchase agreements as an alternative to large time deposits.

The Company’s other borrowings totaled $429.0 million at September 30, 2019, down $647.1 million or 60.1% from $1.1 billion at December 31, 2018. The decrease in borrowings was due to the seasonal growth in public deposits over the year-to-date period and the sale of $152.1 million in available-for-sale securities in the second quarter of 2019, as described above. Borrowings at September 30, 2019 included $425.0 million of FHLB term advances, and a $4.0 million advance from a bank. Borrowings at year-end 2018 included $647.1 million in overnight advances from FHLB, $425.0 million of FHLB term advances, and a $4.0 million advance from a bank. Of the $425.0 million in FHLB term advances at September 30, 2019, $230.0 million is due in over one year.

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

Core deposits, discussed above under “Deposits and Other Liabilities”, are a primary and low cost funding source obtained primarily through the Company’s branch network. In addition to core deposits, the Company uses non-core funding sources to support asset growth. These non-core funding sources include time deposits of $250,000 or more, brokered time deposits, municipal money market deposits, reciprocal deposit, bank borrowings, securities sold under agreements to repurchase and overnight and term advances from the FHLB. Rates and terms are the primary determinants of the mix of these funding sources. Non-core funding sources of $1.5 billion at September 30, 2019 decreased $470.0 million or 24.2% as compared to year-end 2018. The decrease in non-core funding sources reflects mainly a decrease in overnight borrowings with the FHLB. Strong deposit growth in the third quarter of 2019 and the pay down of borrowings at the end of the second quarter of 2019 with proceeds from the sale of $152.1 million of available-for-sale securities, contributed to the decrease in borrowings at the end of the third quarter of 2019 compared to year-end 2018. Non-core funding sources, as a percentage of total liabilities, were 24.6% at September 30, 2019, compared to 31.6% at December 31, 2018.

Non-core funding sources may require securities to be pledged against the underlying liability. Securities carried at $1.2 billion at September 30, 2019 and December 31, 2018, were either pledged or sold under agreements to repurchase. Pledged securities represented 90.7% of total securities at September 30, 2019, compared to 77.8% of total securities at December 31, 2018.

Cash and cash equivalents totaled $127.4 million as of September 30, 2019 which increased from $80.4 million at December 31, 2018. Short-term investments, consisting of securities due in one year or less, increased from $86.8 million at December 31, 2018, to $109.7 million on September 30, 2019.

Cash flow from the loan and investment portfolios provides a significant source of liquidity. These assets may have stated maturities in excess of one year, but have monthly principal reductions. Total mortgage-backed securities, at fair value, were $736.1 million at September 30, 2019 compared with $758.9 million at December 31, 2018. Outstanding principal balances of residential mortgage loans, consumer loans, and leases totaled approximately $1.4 billion at September 30, 2019, up $20.2 million or 1.4% compared with year-end 2018. Aggregate amortization from monthly payments on these assets provides significant additional cash flow to the Company.

The Company's liquidity is enhanced by ready access to national and regional wholesale funding sources including Federal funds purchased, repurchase agreements, brokered certificates of deposit, and FHLB advances. Through its subsidiary banks, the Company has borrowing relationships with the FHLB and correspondent banks, which provide secured and unsecured borrowing capacity. At September 30, 2019, the unused borrowing capacity on established lines with the FHLB was $1.6 billion.

As members of the FHLB, the Company’s subsidiary banks can use certain unencumbered mortgage-related assets and securities to secure additional borrowings from the FHLB. At September 30, 2019, total unencumbered residential mortgage loans and securities were $1.1 billion. Additional assets may also qualify as collateral for FHLB advances upon approval of the FHLB.

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

The Company’s Board of Directors has set a policy that interest rate risk exposure will remain within a range whereby net interest income will not decline by more than 10% in one year as a result of a 100 or 200 basis point parallel change in rates. Based upon the simulation analysis performed as of August 31, 2019, a 200 basis point parallel upward change in interest rates over a one-year time frame would result in a one-year decrease in net interest income from the base case of approximately 2.9%, while a 100 basis point parallel decline in interest rates over a one-year period would result in an increase in one-year net interest income from the base case of 0.05%. The simulation assumes no balance sheet growth and no management action to address balance sheet mismatches.

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

The down 100 basis point scenario increases net income slightly in the first year as a result of the Company's assets repricing downward to a lesser degree than the rates on the Company's interest bearing liabilities, mainly deposits and overnight borrowings. Rates on savings and money market accounts have moved up slightly from historically low levels, allowing for some interest expense relief in the first year of a declining rate scenario. In addition, the model assumes that prepayments accelerate in the down interest rate environment resulting in additional pressure on asset yields as proceeds are reinvested at lower rates.

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

In addition to the simulation analysis, management uses an interest rate gap measure. The table below is a Condensed Static Gap Report, which illustrates the anticipated repricing intervals of assets and liabilities as of September 30, 2019. The Company’s one-year net interest rate gap was a negative $50.3 million or 0.76% of total assets at September 30, 2019, compared with a negative $897.7 million or 13.3% of total assets at December 31, 2018. The change from year-end 2018 reflects a decrease in interest-bearing liabilities over the repricing intervals shown below, which mainly resulted from the pay down of short-term borrowings with deposit growth and the proceeds from the sale of $152.1 million in available-for-sale securities in the second quarter of 2019, as described above. A negative gap position exists when the amount of interest-bearing liabilities maturing or repricing exceeds the amount of interest-earning assets maturing or repricing within a particular time period. This analysis suggests that the Company’s net interest income is more vulnerable to an increasing rate environment than it is to a prolonged declining interest rate environment. An interest rate gap measure could be significantly affected by external factors such as a rise or decline in interest rates, loan or securities prepayments, and deposit withdrawals.

Condensed Static Gap - September 30, 2019			Repricing Interval
(In thousands)	Total	0-3 months	3-6 months	6-12 months	Cumulative 12 months

Interest-earning assets[1]	$6,163,185	$1,226,509	$329,991	$622,902	$2,179,402
Interest-bearing liabilities	4,363,600	1,742,883	199,595	287,203	2,229,681
Net gap position		(516,374)	130,396	335,699	(50,279)
Net gap position as a percentage of total assets		(7.79)%	1.97%	5.06%	(0.76)%
 1 Balances of available securities are shown at amortized cost

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2019. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this Report on Form 10-Q, the Company’s disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2019, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

	Total Number of Shares Purchased (a)	Average Price Paid Per Share (b)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (c)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (d)

July 1, 2019 through July 31, 2019	64,984	$80.24	63,441	164,483
August 1, 2019 through August 31, 2019	78,753	77.96	78,200	86,283
September 1, 2019 through September 30, 2019	43,466	81.08	43,466	42,817
Total	187,203	$79.48	185,107	42,817

Included in the table above are 1,543 shares purchased in July 2019, at an average cost of $82.14, and 553 shares purchased in August 2019, at an average cost of $77.29, by the trustee of the rabbi trust established by the Company under the Company’s Stock Retainer Plan For Eligible Directors of Tompkins Financial Corporation and Participating Subsidiaries, which were part of the director deferred compensation under that plan.

On July 19, 2018, the Company's Board of Directors authorized a stock repurchase plan for the Company to repurchase up to 400,000 shares of the Company's common stock. Purchases may be made over the 24 months following adoption of the plan. The repurchase program may be suspended, modified or terminated by the Board of Directors at any time for any reason. As of September 30, 2019, 357,183 shares had been repurchased under the 2018 plan at an average price of $79.05.

Recent Sales of Unregistered Securities

None

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Mine Safety Disclosures

Not applicable

Item 5.	Other Information

On November 8, 2019, the Compensation Committee (the “Committee”) of the Board of Directors (the “Board”) of Tompkins Financial Corporation (the “Company”) and the full Board approved certain modifications to the compensation payable to Stephen S. Romaine, the Company’s President and Chief Executive Officer, and Francis M. Fetsko, the Company’s Executive Vice President, Chief Operating Officer, Chief Financial Officer and Treasurer. In recognition of the fact that, in 2019, Messrs. Romaine and Fetsko became fully vested in the value of the accrued benefits under the Supplemental Executive Retirement Agreement (the “SERP”) in place between each of them and the Company, the Committee and the Board approved certain changes in order to ensure appropriate mechanisms are in place for the retention of the Company’s most senior executives and the continued stability of the Company’s senior management team. The actions were taken based on the results of a compensation survey conducted by Pearl Meyer and Partners, LLC, an outside independent consultant retained by the Committee, and were selected for their anticipated retentive impact. As described in more detail below, the changes approved by the Committee and the Board included grants of performance-based restricted stock awards to Messrs. Romaine and Fetsko, an amendment to Mr. Romaine’s Senior Executive Retirement Agreement, and an increase in Mr. Romaine’s base salary.
Performance Share Awards
For both Mr. Romaine and Mr. Fetsko, the Committee approved grants of performance-based restricted stock, which promote focus on achieving long-term relative performance goals that create shareholder value and are earned only if the specified financial goal is achieved at the end of the performance period. The performance share awards were granted effective November 12, 2019, under the Company’s 2019 Equity Plan (the “Equity Plan”), as part of the Committee’s existing annual equity grant program. The terms of the performance share awards granted to Messrs. Romaine and Fetsko are as follows:
For Mr. Romaine, the Committee determined that 50% of the value of Mr. Romaine’s 2019 long-term equity incentive award should be performance-based (with the remaining 50% awarded as time-based restricted stock, as described in further detail below). Toward that end, Mr. Romaine received a performance share award of shares of restricted stock in an amount equal to the number of shares obtained by dividing $215,000 by the closing price of the Company’s Common Stock on November 12, 2019, rounded to the nearest five whole shares. The award will remain subject to forfeiture unless and until the Committee determines, in its discretion, that the performance goal set forth in his award agreement has been met. In order for the performance goal to be met, the Company’s return on average shareholders’ equity over the period beginning on January 1, 2020 and ending on December 31, 2022 must be at or above the 50th percentile of the return on average shareholders’ equity for the Company’s peer group, consisting of the group of companies included in the Federal Reserve Board’s “BHCPR Peer Group Average Report”, Peer Group 2, which covers banks and bank holding companies with assets between $3.0 billion and $10.0 billion. If the Committee determines that the performance goal has been attained, then Mr. Romaine’s award will vest in full. The entire award will lapse and be deemed to have been forfeited if the Committee determines that the performance goal has not been attained. Mr. Romaine’s award agreement provides that, so long as he meets certain eligibility criteria set forth in the agreement and agrees not to compete with the Company for a period of three years after his retirement, and subject to certain additional limitations set forth in the award agreement, if he retires prior to the expiration of the performance period, he will remain eligible to receive the shares covered by his award so long as the performance goal is attained.

Mr. Fetsko received a performance share award of shares of restricted stock in an amount equal to the number of shares obtained by dividing $200,000 by the closing price of the Company’s Common Stock on November 12, 2019, rounded to the nearest five whole shares (in addition to his regular annual award of time-based restricted stock, as described in further detail below). The performance goal and performance period applicable to Mr. Fetsko’s performance share award are the same as those applicable to Mr. Romaine’s performance share award. In addition to satisfaction of the performance goal, however, in order to increase its retentive effect, Mr. Fetsko’s award is also subject to time-based vesting. If the Committee determines that the performance goal as described above has been attained, then Mr. Fetsko’s award will vest, and the restrictions thereon will lapse, in accordance with the following schedule: 20% will vest on November 12, 2024, 30% will vest on November 12, 2025, and the remaining 50% will vest on November 12, 2026, provided that Mr. Fetsko’s continuous service with the Company continues through such dates. Notwithstanding this vesting schedule, the entire award will lapse and be deemed to have been forfeited if the Committee determines that the performance goal has not been attained. Because Mr. Fetsko’s award is subject to the additional time-based vesting requirements described above, his award agreement does not contain any provision for continued eligibility in the event he retires prior to the end of the performance period.
Each of the awards was granted under the Equity Plan pursuant to a performance share award agreement. A copy of the form of performance share award agreement is filed with this Quarterly Report as Exhibit 10.1. Pursuant to the terms of the Equity Plan, the recipients of performance shares do not have any right to vote the shares covered by the award or to receive dividends thereon prior to the completion of the relevant performance period and the Committee’s determination that the performance goal has been attained.
As indicated above, the Committee granted the performance share awards to Messrs. Romaine and Fetsko in conjunction with its regular annual equity grant cycle. Consistent with prior practice, effective November 12, 2019, the Committee granted awards of time-based restricted stock to a number of employees and senior executives, including Messrs. Romaine and Fetsko and the other individuals identified as “Named Executive Officers” in the Company’s Definitive Proxy Statement filed on March 29, 2019. The number of shares covered by each award is equal to the number of shares obtained by dividing the dollar amount awarded by the Committee by the closing price of the Company’s common stock on November 12, 2019, rounded to the nearest five shares. Mr. Romaine received a time-based restricted stock grant with a dollar value of $215,000. Time-based restricted stock grants with a dollar value of $111,330 were awarded to Mr. Fetsko and to each of the Company’s other Named Executive Officers (Scott L. Gruber, President and Chief Executive Officer of Tompkins VIST Bank; David S. Boyce, President and Chief Executive Officer of Tompkins Insurance Agencies; and Gregory J. Hartz, President and Chief Executive Officer of Tompkins Trust Company). All such awards were granted under the Equity Plan and provide for zero percent vesting in year one, and 25% vesting in years two through five. A copy of the form of restricted stock award agreement covering time-based awards granted under the Equity Plan is filed with this Quarterly Report as Exhibit 10.2.
Amendment to Senior Executive Retirement Agreement
In order to better align the scope of compensation included in Mr. Romaine’s retirement benefits with chief executive compensation in a manner that is more consistent with market practice, the Committee approved and recommended to the full Board for approval, and the Board approved, an amendment to Mr. Romaine’s SERP dated as of November 9, 2016 (the “Agreement”). The amendment increases the compensation to be included in the benefit calculation under the Agreement, and is reflected in Amendment No. 1 to the Senior Executive Retirement Agreement, effective November 12, 2019, by and between the Company and Mr. Romaine (the “Amendment”). Pursuant to the Amendment, for each year beginning on and after January 1, 2019, Mr. Romaine’s “Earnings” for purposes of the Agreement will include, in addition to his annual base salary, 50% of any annual cash bonus paid to him on or before December 31 of that year. A copy of the Amendment is filed with this Quarterly Report as Exhibit 10.3.
Increase in Base Salary
In order to adjust Mr. Romaine’s base salary to the market median of similarly-sized financial institutions, consistent with the Company’s compensation philosophy, the Committee approved and recommended to the full Board for approval, and the Board approved, an increase in Mr. Romaine’s annual base salary from $665,000 to $719,000. The increase is payable effective as of November 12, 2019.

Item 6.	Exhibits

EXHIBIT INDEX

Exhibit Number	Description	Pages

10.1	Form of Performance Share Award Agreement under Tompkins Financial Corporation 2019 Equity Plan

10.2	Form of Award Agreement (Time-Based Restricted Stock) under Tompkins Financial Corporation 2019 Equity Plan

10.3	Amendment No. 1 to Supplemental Executive Retirement Agreement by and between the Company and Stephen S. Romaine, effective November 12, 2019

10.4	Form of Supplemental Executive Retirement Agreement, dated November 12, 2019, between the Company and Brian Howard

31.1	Certification of Principal Executive Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Principal Executive Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, 18 U.S.C. Section 1350

32.2	Certification of Principal Financial Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, 18 U.S.C. Section 1350

101 INS**	The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document

101 SCH**	Inline XBRL Taxonomy Extension Schema Document

101 CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101 DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document

101 LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document

101 PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the interactive date file because its XBRL tags are embedded with the inline XBRL document.

** Attached as Exhibit 101 to this report are the following formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Condition as of September 30, 2019 and December 31, 2018; (ii) Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2019 and 2018; (iii) Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2019 and 2018; (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2019 and 2018; (v) Condensed Consolidated Statements of Changes in Shareholders' Equity for the nine months ended September 30, 2019 and 2018; and (vi Notes to Unaudited Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	November 12, 2019

TOMPKINS FINANCIAL CORPORATION

By:	/s/ Stephen S. Romaine
Stephen S. Romaine
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Francis M. Fetsko
Francis M. Fetsko
Executive Vice President, Chief Financial Officer, and Chief Operating Officer
(Principal Financial Officer)
(Principal Accounting Officer)