Form 10-K
period 2019-12-31
TOMPKINS FINANCIAL CORP
filed 2020-03-02
CIK 1005817

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019

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
14851
(Zip Code)
Registrant’s telephone number, including area code: (888) 503-5753
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock ($.10 Par Value Per Share)	TMP	NYSE American
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

Large Accelerated Filer	☒	Accelerated Filer	☐	Nonaccelerated Filer	☐	Smaller Reporting Company ☐	☐	Emerging Growth Company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒.
The aggregate market value of the registrant’s common stock held by non-affiliates was $1.0 billion on June 30, 2019, based on the closing sales price of a share of the registrant’s common stock, $.10 par value (the “Common Stock”), as reported on the NYSE American, on such date.
The number of shares of the registrant’s Common Stock outstanding as of February 18, 2020, was 14,979,825 shares.

DOCUMENTS INCORPORATED BY REFERENCE

 Portions of the registrant’s definitive Proxy Statement relating to its 2020 Annual Meeting of stockholders, to be held on May 5, 2020, are incorporated by reference into Part III of this Form 10-K where indicated.

TOMPKINS FINANCIAL CORPORATION

Annual Report on Form 10-K
For the Fiscal Year Ended December 31, 2019

PART I

Item 1. Business

The disclosures set forth in this Item 1. Business are qualified by the section captioned “Forward-Looking Statements” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Report and other cautionary statements set forth elsewhere in this Report.

General

Tompkins Financial Corporation (“Tompkins” or the “Company”) is headquartered in Ithaca, New York and is registered as a Financial Holding Company with the Federal Reserve Board under the Bank Holding Company Act of 1956, as amended. The Company is a locally oriented, community-based financial services organization that offers a full array of products and services, including commercial and consumer banking, leasing, trust and investment management, financial planning and wealth management, and insurance. At December 31, 2019, the Company’s subsidiaries included: four wholly-owned banking subsidiaries, Tompkins Trust Company (the “Trust Company”), The Bank of Castile (DBA Tompkins Bank of Castile), Mahopac Bank (DBA Tompkins Mahopac Bank), VIST Bank (DBA Tompkins VIST Bank); and a wholly-owned insurance agency subsidiary, Tompkins Insurance Agencies, Inc. (“Tompkins Insurance”). The Trust Company provides a full array of trust and investment services under the Tompkins Financial Advisors brand, including investment management, trust and estate, financial and tax planning as well as life, disability and long-term care insurance services. The Company’s principal offices are located at 118 E. Seneca St., P.O. Box 460, Ithaca, New York, 14850, and its telephone number is (888) 503-5753. The Company’s common stock is traded on the NYSE American under the symbol “TMP.”

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

Banking services consist primarily of attracting deposits from the areas served by the Company’s 4 banking subsidiaries’ 64 banking offices (44 offices in New York and 20 offices in Pennsylvania), and using those deposits to originate a variety of commercial loans, agricultural loans, consumer loans, real estate loans, and leases in those same areas. The Company’s lending function is managed within the guidelines of a comprehensive Board-approved lending policy. Policies and procedures are reviewed on a regular basis. Reporting systems are in place to provide management with ongoing information related to loan production, loan quality, concentrations of credit, loan delinquencies and nonperforming and potential problem loans. The Company has an independent third party loan review process that reviews and validates the risk identification and assessment made by the lenders and credit personnel. The results of these reviews are presented to the Board of Directors of each of the Company’s banking subsidiaries, and the Company’s Audit Committee.

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
Subsidiaries

The Company operates four banking subsidiaries, and an insurance agency subsidiary. In addition, the Company also owns 100% of the common stock of Sleepy Hollow Capital Trust I, Leesport Capital Trust II, and Madison Statutory Trust I. The Company’s banking subsidiaries operate 64 offices, including 2 limited-service offices, with 44 banking offices located in New York and 20 banking offices located in southeastern Pennsylvania. The decision to operate as four locally managed community banks reflects management’s commitment to community banking as a business strategy. For Tompkins, personal delivery of high quality services, a commitment to the communities in which we operate, and the convergence of a single-source financial service provider characterize management’s community banking approach. The combined resources of the Tompkins organization provide increased capacity for growth and the greater capital resources necessary to make investments in technology and services. Tompkins has a comprehensive suite of products and services in the markets served by all four banking subsidiaries. These services include trust and investment services, insurance, leasing, card services, Internet banking, and remote deposit services.

Tompkins Trust Company (the “Trust Company”)
The Trust Company is a New York State-chartered commercial bank that has operated in Ithaca, New York and surrounding communities since 1836. The Trust Company provides wealth management services through Tompkins Financial Advisors (“TFA”), a division of Tompkins Trust Company. The Trust Company operates 14 banking offices, including one limited-service banking office in Tompkins County, in New York. The Trust Company’s largest market area is Tompkins County, which has a population of approximately 105,000. Education plays a significant role in the Tompkins County economy with Cornell University and Ithaca College being two of the county’s major employers. The Trust Company has a full-service office in Cortland, New York and a full-service office in Auburn, New York. Both of these offices are located in counties contiguous to Tompkins County. The Trust Company also has a full service branch in Fayetteville, New York which is located in Onondaga County. As of December 31, 2019, the Trust Company had total assets of $2.1 billion, total loans of $1.4 billion and total deposits of $1.6 billion.

Tompkins Bank of Castile
Tompkins Bank of Castile is a New York State-chartered commercial bank and conducts its operations through its 16 banking offices, in towns situated in and around the areas commonly known as the Genesee Valley region of New York State. The main business office for Tompkins Bank of Castile is located in Batavia, New York and is shared with Tompkins Insurance. Tompkins Bank of Castile serves a six-county market, much of which is rural in nature, but also includes Monroe County (population approximately 748,000), where the city of Rochester is located, and Erie County (population approximately 926,000) located near Buffalo, New York. The population of the counties served by Tompkins Bank of Castile, other than Monroe and Erie, is approximately 203,000. As of December 31, 2019, Tompkins Bank of Castile had total assets of $1.5 billion, total loans of $1.2 billion and total deposits of $1.2 billion.

Tompkins Mahopac Bank
Tompkins Mahopac Bank is a New York State-chartered commercial bank that operates 14 banking offices. The 14 banking offices include 5 full-service offices in Putnam County, New York, 3 full-service offices in Dutchess County, New York, and 6 full-service offices in Westchester County, New York. Putnam County has a population of approximately 99,000 and is about 60 miles north of Manhattan. Dutchess County has a population of approximately 296,000, and Westchester County has a population of approximately 980,000. As of December 31, 2019, Tompkins Mahopac Bank had total assets of $1.3 billion, total loans of $1.0 billion and total deposits of $1.0 billion.

Tompkins VIST Bank
Tompkins VIST Bank is a full service Pennsylvania State-charted commercial bank that operates 20 banking offices in Pennsylvania, including one limited-service office. The 20 banking offices include 12 offices in Berks County, 5 offices in Montgomery County, 1 office in Philadelphia County, 1 office in Delaware County and 1 office in Schuylkill County. The population of the counties served by Tompkins VIST Bank is Philadelphia: 1.6 million, Montgomery: 826,000, Delaware: 565,000, Berks: 418,000 and Schuylkill: 143,000. The main office is located in Wyomissing, Pennsylvania. As of December 31, 2019, Tompkins VIST Bank had total assets of $1.8 billion, total loans of $1.3 billion and total deposits of $1.3 billion.
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
The Company’s wealth management subsidiary is subject to examination and regulation by various regulatory agencies. The trust division of Tompkins Trust Company is subject to examination and comprehensive regulation by the FDIC and NYSDFS.
Federal Home Loan Bank System
The Company’s banking subsidiaries are also members of the Federal Home Loan Bank (“FHLB”), which provides a central credit facility primarily for member institutions for home mortgage and neighborhood lending. The Company’s banking subsidiaries are subject to the rules and requirements of the FHLB, including the requirement to acquire and hold shares of capital stock in the FHLB in an amount at least equal to the sum of 0.35% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, up to a maximum of $25.0 million. The Company’s banking subsidiaries were in compliance with FHLB rules and requirements as of December 31, 2019.

Regulatory Reform
The enactment of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) placed U.S. banks and financial services firms under enhanced regulation and oversight. While many provisions of the Dodd- Frank Act are currently effective, certain provisions of the legislation are still subject to further rulemaking, guidance and interpretation by the federal regulatory agencies. In addition, the Economic Growth, Regulatory Relief, and Consumer Protection Act (“EGRRCPA”), which was enacted on May 24, 2018, amended certain provisions of the Dodd-Frank Act. Key provisions of EGRRCPA and its implementing regulations that are likely to impact the Company, include:

–
A simplified capital rule change that exempts "qualifying community banks" from all risk-based capital requirements, including Basel III, and deems such banks "well capitalized" for purposes of federal "prompt corrective action" capital standards. To qualify for the framework, a community bank must have less than $10 billion in total consolidated assets, limited amounts of off-balance-sheet exposures and trading assets and liabilities, and a leverage ratio greater than nine percent. Under the final rules, effective January 1, 2020, qualifying community banks may elect to adopt the simplifying changes beginning on January 1, 2020. The Company was, as of December 31, 2019, a qualifying community bank.

–	Amendment of the Liquidity Coverage Ratio Rule such that all qualifying investment-grade, liquid and readily-marketable municipal securities are treated as level 2B liquid assets;

–	Modification of the definition of "high volatility commercial real estate" loans that trigger heightened risk-based capital requirements to ease the burden of those requirements;

–
Exemption of certain reciprocal deposits of certain FDIC-insured institutions from being considered "brokered deposits," subject to certain limitations, for institutions meeting minimum capital and exam-rating requirements;

–
Exemption of some community banks from mortgage escrow requirements, exempts certain transactions involving real property in rural areas and valued at less than $400,000 from appraisal requirements and implements a "qualified mortgage" exemption for community banks which satisfies, subject to certain limitations, the "ability to repay" requirements in the Truth in Lending Act; and

–
Exemption of certain qualifying financial institutions with less than $10 billion in total assets, such as the Company, from the Volcker Rule proprietary trading requirements implemented under the Dodd-Frank Act.

While EGRRCPA improves regulatory conditions for the Company, many provisions of the Dodd-Frank Act and its implementing regulations remain effective and will continue to result in additional operating and compliance costs that could have a material adverse effect on our business, financial condition and results of operation.

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

Volcker Rule
The Dodd-Frank Act required the federal financial regulatory agencies to adopt rules that prohibit banks and their affiliates from engaging in proprietary trading and investing in and sponsoring certain unregistered investment companies (defined as hedge funds and private equity funds). The statutory provision is commonly called the “Volcker Rule.” As of December 31, 2019, the Company had outstanding investments of approximately $600,000 in covered funds (the "Legacy Investments"), which are exempt from the divestiture requirements of the Volcker Rule unless the Company crosses the $10 billion in total asset threshold.

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

Under Basel III, the Company is required to maintain a “capital conservation buffer” above the minimum risk-based capital requirements. The capital conservation buffer, fully phased in on January 1, 2019, is 2.5%. At December 31, 2019, the Company complied with the capital conservation buffer requirement.

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

The Company’s banking subsidiaries pay deposit insurance premiums to the FDIC based on assessment rates established by the FDIC. The assessment rates are based upon asset size and other risks the institution poses to the Deposit Insurance Fund, or DIF. Under this assessment system, risk is defined and measured using an institution’s supervisory ratings with other risk measures, including financial ratios. In 2019, the assessment rate for our subsidiary banks was at the lowest risk-based premium available, which was 3.00% of the assessment base per annum.

In October 2010, the FDIC adopted a new Restoration Plan for the DIF to ensure that the fund reserve ratio reaches 1.35% by September 30, 2020, as required by the Dodd-Frank Act. On April 26, 2016, the FDIC adopted a rule amending pricing for deposit insurance for institutions with less than $10 billion in assets effective the quarter after the fund reserve ratio reached 1.15%. The fund reserve ratio reached 1.15% effective as of June 30, 2016. The Dodd-Frank Act required the FDIC to offset the effect of increasing the reserve ratio on insured depository institutions with total consolidated assets of less than $10 billion. In September 2018, the reserve ratio reached 1.36% at which time banks with assets of less than $10 billion were awarded assessment credits for their portion of their assessments that contributed to the growth in the reserve ratio from 1.15% to 1.35%. When the reserve ratio reached 1.40% in June 2019,  the FDIC applied these credits to assessment invoices for banks with assets of less than $10 billion. In 2019, the Company's subsidiary banks applied credits of $1.5 million to offset deposit insurance expense.

Under the FDIA, the FDIC may terminate deposit insurance upon a finding that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC.

FDIC insurance expense totaled $773,000, $2.6 million and $2.5 million in 2019, 2018 and 2017, respectively. The decrease in expense in 2019 from 2018 was due to the deposit insurance credits mentioned above. FDIC insurance expense includes deposit insurance assessments, and Financing Corporation (“FICO”) assessments related to outstanding FICO bonds. FICO is a mixed-ownership government corporation established by the Competitive Equality Banking Act of 1987 whose sole purpose was to function as a financing vehicle for the now defunct Federal Savings & Loan Insurance Corporation.

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

Community Reinvestment Act
The CRA and the regulations issued thereunder are intended to encourage banks to help meet the credit needs of their entire service area, including low and moderate income neighborhoods, consistent with the safe and sound operations of such banks. These regulations also provide for regulatory assessment of a bank’s record in meeting the needs of its service area when considering applications to establish branches, merger applications and applications to acquire the assets and assume the liabilities of another bank. As of December 31, 2019, the Company’s subsidiary banks all had ratings of satisfactory or better.

In April 2018, the U.S. Department of Treasury issued a memorandum to the federal banking regulators with recommended changes to the CRA’s implementing regulations to reduce their complexity and associated burden on banks. In December 2019, the OCC and FDIC issued a notice of proposed rulemaking intended to (i) clarify which activities qualify for CRA credit; (ii) update where activities count for CRA credit; (iii) create a more transparent and objective method for measuring CRA performance; and (iv) provide for more transparent, consistent, and timely CRA-related data collection, recordkeeping, and reporting. However, the Federal Reserve has not joined the proposed rulemaking. The Company will continue to evaluate the impact of any changes to the regulations implementing the CRA.

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

Cybersecurity
The Company is also subject to data security standards and privacy and data breach notice requirements as established by federal and state regulators. Federal banking agencies, through the Federal Financial Institutions Examination Council, have adopted guidelines to encourage financial institutions to address cybersecurity risks and identify, assess and mitigate these risks, both internally and at critical third party service providers. For example, federal banking regulators have highlighted that financial institutions should establish several lines of defense and design their risk management processes to address the risk posed by compromised customer credentials. Further, financial institutions are expected to maintain sufficient business continuity planning processes designed to facilitate a recovery, resumption and maintenance of the institution’s operations after a cyber-attack.

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
Employees
At December 31, 2019, the Company had 1,048 employees, approximately 114 of whom were part-time. No employees are covered by a collective bargaining agreement and the Company believes its employee relations are excellent.

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
The Company offers different types of commercial loans to a variety of businesses, and we believe commercial loans will continue to comprise a significant concentration of our loan portfolio in 2020 and beyond. Real estate lending is generally considered to be collateral-based lending with loan amounts based on predetermined loan-to-collateral values. As such, declines in real estate valuations in the Company’s market area would lower the value of the collateral securing these loans. Additionally, the Company has experienced, and expects to continue experiencing, increased competition in commercial real estate lending. This increased competition may inhibit the Company's ability to generate additional commercial real estate loans or maintain its current inventory of commercial real estate loans. The Company’s commercial business loans are made based primarily on the cash flow and creditworthiness of the borrower and secondarily on the underlying collateral provided by the borrower, with liquidation of the underlying real estate collateral being viewed as the primary source of repayment in the event of borrower default. The borrowers’ cash flow may be difficult to predict, and collateral securing these loans may fluctuate in value. Although commercial business loans are often collateralized by equipment, inventory, accounts receivable, or other business assets, the liquidation of collateral in the event of default is often an insufficient source of repayment. As of December 31, 2019, commercial and commercial real estate loans totaled $3.5 billion or 70.2% of total loans.

The Company’s agricultural loans are often dependent upon the health of the agricultural industry in the location of the borrower, and the ability of the borrower to repay may be affected by many factors outside of the borrower’s control.
As part of the Company’s commercial business lending activities, the Company originates agricultural loans, consisting of agricultural real estate loans and agricultural operating loans. As of December 31, 2019, $290.7 million or 5.9% of the Company’s total loan portfolio consisted of agriculturally-related loans, including $184.9 million in agricultural real estate loans and $105.8 million in agricultural operating loans. Payments on agricultural loans are dependent on the profitable operation or management of the related farm property. The success of the farm may be affected by many factors outside the control of the borrower, including adverse weather conditions that prevent the planting of a crop or limit crop yields (such as hail, drought and floods), loss of livestock due to disease or other factors, declines in market prices for agricultural products and the impact of governmental regulations and subsidies (including changes in price supports and environmental regulations). Many farms are dependent upon a limited number of key individuals whose injury or death may significantly affect the successful operation of the farm. If the cash flow from a farming operation is diminished, the borrower’s ability to repay the loan may be impaired. While agricultural operating loans are generally secured by a blanket lien on the farm’s operating assets, any repossessed collateral in respect of a defaulted loan may not provide an adequate source of repayment of the outstanding balance.

Additionally, the profitable operation or management of the related farm properties, and the value thereof, is impacted by changes in U.S. government trade policies. In 2018 and 2019, the U.S. government implemented tariffs on certain products, and certain countries or entities, such as Mexico, Canada, China and the European Union, have issued or continue to threaten retaliatory tariffs against products from the United States, including agricultural products. Tariffs, retaliatory tariffs or other trade restrictions on products and materials that farm properties related to our agriculturally-related loans import or export could cause the costs of such farm operations and management to increase, could cause the price of products from such farm operations to increase, could cause demand for such products to decrease and could cause the margins on such products to decrease. Such potential adverse effects on related farm property operations and management could reduce the related farm properties’ revenues, financial results and ability to service debt, which, in turn, could adversely affect our financial condition and results of operations. In addition, to the extent changes in the political environment have a negative impact on us or on the markets in which we operate, our business, results of operations and financial condition could be materially and adversely impacted in the future.

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
As of December 31, 2019, the Company had $98.7 million of goodwill and other intangible assets. The Company is required to test its goodwill and intangible assets for impairment on a periodic basis. A significant decline in the Company’s expected future cash flows, a significant adverse change in business climate, slower growth rates or a significant and sustained decline in the price of the Company’s common stock, may necessitate our taking charges in the future related to the impairment of the Company’s goodwill and intangible assets. If we make an impairment determination in a future reporting period, the Company’s earnings and the book value of these intangible assets would be reduced by the amount of the impairment. Further, a goodwill impairment charge could significantly restrict the ability of our banking subsidiaries to make dividend payments to us without prior regulatory approval, which could have a material adverse effect on our financial condition and results of operations.

Changes in accounting standards could materially impact our financial statements.

Periodically, the Financial Accounting Standards Board (“FASB”) and the SEC change the financial accounting and reporting standards that govern the preparation of our financial statements. These changes can materially impact how we record and report our financial condition and results of operations.

In June 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-13, Measurement of Credit Losses on Financial Instruments. ASU 2016-13, effective for the Company as of January 1, 2020, substantially changes the accounting for credit losses on loans, leases and other financial assets held by banks, financial institutions and other organizations. The new standard requires the recognition of credit losses on loans, leases and other financial assets based on an entity's current estimate of expected losses over the lifetime of each loan, lease or other financial asset, referred to as the Current Expected Credit Loss ("CECL") model, as opposed to the existing "incurred loss" model, which required recognition of losses on loans, leases and other financial assets only when those losses were "probable." In December 2018, the bank regulatory agencies approved a final rule modifying the agencies' regulatory capital rules and providing an option to phase in over a period of three years the day-one regulatory capital effects of adoption of the CECL model. The Company expects to recognize a one-time cumulative-effect adjustment to the allowance for credit losses as of the date of adoption of the CECL model. The determination of the one-time cumulative-effect adjustment, and the determination of the allowance for credit losses in future periods, under the CECL model depend significantly upon the Company's assumptions and judgments with respect to a variety of factors, including the performance of the loan and lease portfolio, the weighted-average remaining lives of different classifications of loans and leases within the loan and lease portfolio, and current and forecasted economic conditions, as well as changes in the rate of growth in the loan and lease portfolio and changes in the composition of the loan and lease portfolio. As under the existing incurred loss model, if the Company's assumptions and judgments regarding such matters prove to be inaccurate, its allowance for credit losses might not be sufficient, and additional provisions for credit losses might need to be made. Depending on the amount of such provisions for credit losses, the adverse impact on the Company's earnings could be material.

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

–
consumer and business confidence levels could be lowered and cause declines in credit usage, adverse changes in payment patterns, decreases in demand for loans or other financial products and services and decreases in deposits or investments in accounts with Company;

–
the Company’s ability to assess the creditworthiness of its customers may be impaired if the models and approaches the Company uses to select, manage and underwrite its customers become less predictive of future behaviors;

–
demand for and income received from the Company's fee-based services, including investment services and insurance commissions and fees, could decline, the cost to the Company to provide any or all products and services could increase and the levels of assets under management could materially impact revenues from our trust and wealth management businesses; and

–	the credit quality or value of loans and other assets or collateral securing loans may decrease.

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
The Company’s business and financial performance are impacted significantly by market interest rates and movements in those rates. The monetary, tax and other policies of governmental agencies, including the Federal Reserve, have a significant impact on interest rates and overall financial market performance over which the Company has no control and which the Company may not be able to anticipate adequately.
As a result of the high percentage of the Company’s assets and liabilities that are in the form of interest-bearing or interest-related instruments, changes in interest rates, in the shape of the yield curve or in spreads between different market interest rates, can have a material effect on the Company’s business and profitability and the value of the Company’s assets and liabilities. For example, changes in interest rates or interest rate spreads may:

–
affect the difference between the interest that the Company earns on assets and the interest that the Company pays on liabilities, which impacts the Company's overall net interest income and profitability.

–	adversely affect the ability of borrowers to meet obligations under variable or adjustable rate loans and other debt instruments, which in turn, affects the Company's loss rates on those assets.

–	decrease the demand for interest rate-based products and services, including loans and deposits.

–	affect prepayment rates on the Company's loans and securities, which could adversely affect the Company's earnings, financial condition and cash flow.

The monetary, tax and other policies of the Federal government and its agencies, including the Federal Reserve, have a significant impact on interest rates and overall financial market performance. These governmental policies can thus affect the activities and results of operations of banking organizations such as the Company. An important function of the Federal Reserve is to regulate the national supply of bank credit and certain interest rates. The actions of the Federal Reserve influence the rates of interest that the Company charges on loans and that the Company pays on borrowings and interest-bearing deposits and can also affect the value of the Company’s on-balance sheet and off-balance sheet financial instruments. Also, due to the impact on rates for short-term funding, the Federal Reserve’s policies influence, to a significant extent, the Company’s cost of such funding. The Company cannot predict the nature or timing of future changes in monetary, tax and other policies or the effect that they may have on the Company’s business activities, financial condition and results of operations.

For information about how the Company manages its interest rate risk, refer to Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of this Report.

The Company may be adversely impacted by the transition from LIBOR as a reference rate.

In 2017, the United Kingdom’s Financial Conduct Authority announced that after 2021 it would no longer compel banks to submit the rates required to calculate the London Interbank Offered Rate (“LIBOR”). This announcement indicates that the continuation of LIBOR on the current basis cannot and will not be guaranteed after 2021. Consequently, at this time, it is not possible to predict whether and to what extent banks will continue to provide submissions for the calculation of LIBOR. Similarly, it is not possible to predict whether LIBOR will continue to be viewed as an acceptable market benchmark, what rate or rates may become accepted alternatives to LIBOR, or what the effect of any such changes in views or alternatives may be on the markets for LIBOR-indexed financial instruments or other securities or financial arrangements, given LIBOR's role in determining market interest rates globally.

In particular, regulators, industry groups and certain committees (e.g., the Alternative Reference Rates Committee) have, among other things, published recommended fall-back language for LIBOR-linked financial instruments, identified recommended alternatives for certain LIBOR rates (e.g., the Secured Overnight Financing Rate as the recommended alternative to U.S. Dollar LIBOR), and proposed implementations of the recommended alternatives in floating rate instruments. At this time, it is not possible to predict whether these specific recommendations and proposals will be broadly accepted, whether they will continue to evolve, and what the effect of their implementation may be on the markets for floating-rate financial instruments.

The Company has loans, borrowings and other financial instruments with attributes that are either directly or indirectly dependent on LIBOR. The transition from LIBOR could create costs and additional risk. Uncertainty as to the nature of alternative reference rates and as to potential changes or other reforms to LIBOR may adversely affect LIBOR rates and the value of LIBOR-based loans, and securities in our portfolio. If LIBOR rates are no longer available, and we are required to implement substitute indices for the calculation of interest rates under our loan agreements with our borrowers, we may experience significant expenses in effecting the transition, and may be subject to disputes or litigation with customers and creditors over the appropriateness or comparability to LIBOR of the substitute indices, which could have an adverse effect on our results of operations. Further, since proposed alternative rates are calculated differently, payments under contracts referencing new rates will differ from those referencing LIBOR. Although we are currently unable to assess what the ultimate impact of the transition from LIBOR will be, failure to adequately manage the transition could have an adverse effect on our business, financial condition and results of operations.

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

The Company is or may become involved in lawsuits, legal proceedings, information-gathering requests, and investigations by governmental agencies or other parties that may lead to adverse consequences.

The Company’s primary business of financial services involves substantial risk of legal liability. The Company and its subsidiaries are, from time to time, named or threatened to be named as defendants in various lawsuits arising from their respective business activities, including activities of companies they have acquired. In addition, from time to time, the Company is, or may become, the subject of governmental and self-regulatory agency information-gathering requests, reviews, investigations and proceedings and other forms of regulatory inquiry, including by bank regulatory agencies, the SEC and law enforcement authorities. The results of such proceedings could lead to delays in or prohibition to acquire other companies, significant penalties, including monetary penalties, damages, adverse judgments, settlements, fines, injunctions, restrictions on the way in which the Company conducts its business, or reputational harm.

Although the Company establishes accruals for legal proceedings when information related to the loss contingencies represented by those matters indicates both that a loss is probable and that the amount of loss can be reasonably estimated, the Company does not have accruals for all legal proceedings where it faces a risk of loss. In addition, due to the inherent subjectivity of the assessments and unpredictability of the outcome of legal proceedings, amounts accrued may not represent the ultimate loss to the Company from the legal proceedings in question. Thus, the Company’s ultimate losses may be higher than the amounts accrued for legal loss contingencies, which could adversely affect the Company’s financial condition and results of operations.

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

The Company owns various properties used in the operation of its business. In addition, from time to time, the Company forecloses on properties or may be deemed to become involved in the management of its borrowers’ properties. The Company could be subject to environmental liabilities imposed by applicable federal and state laws with respect to any of these properties. For example, we may be held liable to a government entity or to third parties for property damage, personal injury, investigation and clean-up costs incurred by these parties in connection with environmental contamination, or may be required to clean up hazardous or toxic substances, or chemical releases, at a property, or may be subject to common law claims by third parties for damages and costs resulting from environmental contamination emanating from the property. Additionally, a significant portion of our loan portfolio at December 31, 2019 was secured by real estate and, if the real estate securing our assets is subject to environmental liability, our collateral position may be substantially weakened. Any such environmental liabilities imposed on the Company could have a material adverse impact on the Company's financial condition or results of operations.

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

Based on our historical growth rates and current size, it is possible that our total assets could exceed $10 billion dollars in the future. Our total consolidated assets on December 31, 2019 were $6.7 billion. The Dodd-Frank Act and its implementing regulations impose enhanced supervisory requirements on bank holding companies with more than $10 billion in total consolidated assets.

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
The Company’s strategic initiatives include diversification within its markets, growth of its fee-based businesses, and growth internally and through acquisitions of financial institutions, branches, and financial services businesses. As such, the Company has acquired, and from time to time considers acquiring, banks, thrift institutions, branch offices of banks or thrift institutions, or other businesses within markets currently served by the Company or in other locations that would complement the Company’s business or its geographic reach. In the second quarter of 2019, the Company's insurance subsidiary, Tompkins Insurance, acquired a small insurance agency, The Cali Agency, which was folded into Tompkins Insurance. Any future acquisitions will be accompanied by the risks commonly encountered in acquisitions. These risks include: the difficulty of integrating operations and personnel, the potential disruption of our ongoing business, the inability of management to realize or maximize anticipated financial and strategic positions, increased operating costs, the inability to maintain uniform standards, controls, procedures and policies, the difficulty and cost of obtaining adequate financing, the potential for litigation risk, the potential loss of members of a key executive management group, the potential reputational damage and the impairment of relationships with employees and customers as a result of changes in ownership and management. Further, the asset quality or other financial characteristics of an acquired company may deteriorate after the acquisition agreement is signed or after the acquisition closes. We cannot provide any assurance that we will be successful in overcoming these risks or any other problems encountered in connection with acquisitions and any of these risks, if realized, could have an adverse effect on our results of operations and financial condition.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The Company’s executive offices are located at 118 East Seneca Street in Ithaca. The Company’s banking subsidiaries have 64 branch offices, of which 34 are owned and 30 are leased at market rents. The Company’s insurance subsidiary has 5 stand-alone offices, of which 3 are owned by the Company and 2 are leased at market rents. The Company’s wealth management and financial planning division has 2 offices which are leased at a market rent, and shares other locations with the Company’s other subsidiaries. Management believes the current facilities are suitable for their present and intended purposes. For additional information about the Company’s facilities, including rental expenses, see “Note 6 Premises and Equipment” in Notes to Consolidated Financial Statements in Part II, Item 8. of this Report.

Item 3. Legal Proceedings

The Company is subject to various claims and legal actions that arise in the ordinary course of conducting business. As of December 31, 2019, management, after consultation with legal counsel, does not anticipate that the aggregate ultimate liability arising out of litigation pending or threatened against the Company or its subsidiaries will be material to the Company’s consolidated financial position. On at least a quarterly basis, the Company assesses its liabilities and contingencies in connection with such legal proceedings. Although the Company does not believe that the outcome of pending litigation will be material to the Company’s consolidated financial position, it cannot rule out the possibility that such outcomes will be material to the consolidated results of operations for a particular reporting period in the future.

Item 4. Mine Safety Disclosures

Not applicable

Information About Our Executive Officers

The information concerning the Company’s executive officers is provided below as of March 2, 2020.

Name	Age	Title	Year Joined Company
Stephen S. Romaine	55	President and CEO	January 2000
David S. Boyce	53	Executive Vice President	January 2001
Francis M. Fetsko	55	Executive Vice President, COO, CFO and Treasurer	October 1996
Alyssa H. Fontaine	39	Executive Vice President & General Counsel	January 2016
Scott L. Gruber	63	Executive Vice President	April 2013
Gregory J. Hartz	59	Executive Vice President	August 2002
Brian A. Howard	55	Executive Vice President	July 2016
Gerald J. Klein, Jr.	61	Executive Vice President	January 2000
John M. McKenna	53	Executive Vice President	April 2009
Susan M. Valenti	65	Executive Vice President of Corporate Marketing	March 2012
Steven W. Cribbs	43	Senior Vice President, Chief Risk Officer	June 2018
Bonita N. Lindberg	63	Senior Vice President, Director of Human Resources	December 2015

Business Experience of the Executive Officers:

Stephen S. Romaine was appointed President and Chief Executive Officer of the Company effective January 1, 2007. From 2003 through 2006, he served as President and Chief Executive Officer of Mahopac Bank. Mr. Romaine currently serves on the board of the Federal Home Loan Bank of New York and the New York Bankers Association.

David S. Boyce has been employed by the Company since January 2001 and was promoted to Executive Vice President in April 2004. He was appointed President and Chief Executive Officer of Tompkins Insurance Agencies in 2002. He has been employed by Tompkins Insurance Agencies and a predecessor company to Tompkins Insurance Agencies for 31 years.

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

John M. McKenna has been employed by the Company since April 2009. He was appointed President and CEO of The Bank of Castile effective January 1, 2015. From 2009 to 2014, Mr. McKenna was a senior vice president at The Bank of Castile, concentrating in commercial lending. Mr. McKenna previously served on the New York Bankers Association Political Action Committee (NYBA PAC).

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

The following table reflects all Company repurchases, including those made pursuant to publicly announced plans or programs, during the quarter ended December 31, 2019.

Issuer Purchases of Equity Securities
	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
Period	(a)	(b)	(c)	(d)
October 1, 2019 through
October 31, 2019	37,383	$80.11	35,821	6,996

November 1, 2019 through
November 30, 2019	17,435	$88.21	0	6,996

December 1, 2019 through
December 31, 2019	0		0	6,996
Total	54,818	$84.16	35,821	6,996

Included above are 1,562 shares purchased in October 2019, at an average cost of $78.74, and 515 shares purchased in November 2019, at an average cost of $88.37, by the trustee of the rabbi trust established by the Company under the Company’s Stock Retainer Plan For Eligible Directors of Tompkins Financial Corporation and Participating Subsidiaries, which were part of the director deferred compensation under that plan.  In addition, the table includes 16,920 shares delivered to the Company in November 2019 at an average cost of $88.21 to satisfy mandatory tax withholding requirements upon vesting of restricted stock under the Company's 2009 Equity Plan.

On July 19, 2018, the Company’s Board of Directors authorized a share repurchase plan (the “2018 Repurchase Plan”) for the Company to repurchase up to 400,000 shares of the Company’s common stock over the 24 months following adoption of the plan. The repurchase program could be suspended, modified or terminated by the Board of Directors at any time for any reason. Under the 2018 Repurchase Plan, the Company repurchased 393,004 shares through December 31, 2019, at an average cost of $79.15.

On January 30, 2020, the Company’s Board of Directors authorized a share repurchase plan (the “2020 Repurchase Plan”) for the repurchase of up to 400,000 shares of the Company’s common stock over the 24 months following adoption of the plan. As with the 2018 Repurchase Plan, shares may be repurchased from time to time under the 2020 Repurchase Plan in open market transactions at prevailing market prices, in privately negotiated transactions, or by other means in accordance with federal securities laws, and the repurchase program may be suspended, modified or terminated by the Board of Directors at any time for any reason.

Recent Sales of Unregistered Securities

None.

Performance Graph
The following graph compares the Company’s cumulative total stockholder return over the five-year period from December 31, 2014 through December 31, 2019, with (1) the total return for the NASDAQ Composite and (2) the total return for SNL Bank Index. The graph assumes $100.00 was invested on December 31, 2014, in the Company’s common stock and the comparison groups and assumes the reinvestment of all cash dividends prior to any tax effect and retention of all stock dividends.

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

	Period Ending
Index	12/31/14	12/31/15	12/31/16	12/31/17	12/31/18	12/31/19
Tompkins Financial Corporation	100.00	104.81	181.32	159.43	150.61	188.29
NASDAQ Composite	100.00	106.96	116.45	150.96	146.67	200.49
SNL Bank	100.00	101.71	128.51	151.75	126.12	170.79

Item 6. Selected Financial Data

The following consolidated selected financial data is taken from the Company’s audited financial statements as of and for the five years ended December 31, 2019. The following selected financial data should be read in conjunction with the consolidated financial statements and the notes thereto in Part II, Item 8. of this Report. All of the Company’s acquisitions during the five year period were accounted for using the purchase method. Accordingly, the operating results of the acquired companies are included in the Company’s results of operations since their respective acquisition dates.

	Year ended December 31,
(In thousands except per share data)	2019	2018	2017	2016	2015
FINANCIAL STATEMENT HIGHLIGHTS
Assets	$6,725,623	$6,758,436	$6,648,290	$6,236,756	$5,689,995
Total loans	4,917,550	4,833,939	4,669,120	4,258,033	3,772,042
Deposits	5,212,921	4,888,959	4,837,807	4,625,139	4,395,306
Other borrowings	658,100	1,076,075	1,071,742	884,815	536,285
Total equity	663,054	620,871	576,202	549,405	516,466
Interest and dividend income	261,378	251,592	226,764	202,739	188,746
Interest expense	50,750	39,792	25,460	22,103	20,365
Net interest income	210,628	211,800	201,304	180,636	168,381
Provision for loan and lease losses	1,366	3,942	4,161	4,321	2,945
Net gains (losses) on securities transactions	645	(466)	(407)	926	1,108
Net income attributable to Tompkins
Financial Corporation	81,718	82,308	52,494	59,340	58,421
PER SHARE INFORMATION
Basic earnings per share	5.39	5.39	3.46	3.94	3.91
Diluted earnings per share	5.37	5.35	3.43	3.91	3.87
Adjusted diluted earnings per share[1]	5.37	5.33	4.42	3.91	3.63
Cash dividends per share	2.02	1.94	1.82	1.77	1.70
Common equity per share	44.17	40.45	37.65	36.20	34.38
SELECTED RATIOS
Return on average assets	1.22%	1.23%	0.82%	1.01%	1.07%
Return on average equity	12.55%	13.93%	9.09%	10.85%	11.51%
Average shareholders’ equity to average assets	9.75%	8.83%	9.04%	9.28%	9.31%
Dividend payout ratio	37.48%	35.99%	52.60%	44.92%	43.48%

OTHER SELECTED DATA (in whole numbers, unless otherwise noted)
Employees (average full-time equivalent)	1,047	1,035	1,041	1,019	998
Banking offices	64	66	65	66	63
Bank access centers (ATMs)	87	83	84	85	85
Trust and investment services assets under management, or custody (In thousands)	$4,062,325	$3,806,274	$4,017,363	$3,941,484	$3,852,972

[1]
Adjusted diluted earnings per share reflects adjustments made for certain nonrecurring items. Adjustments for nonrecurring items in 2018 included a $2.2 million gain on sale of real estate and a $1.9 million write-down of impaired leases ($0.02 per share). Adjustments in 2017 included a $14.9 million ($0.99 per share) one-time non-cash write-down of net deferred tax assets related to the Tax Cuts and Jobs Act of 2017. Adjustments in 2015 included a $3.6 million ($0.24 per share) after-tax gain on a pension plan curtailment. There were no adjustments in 2019 and 2016. Adjusted diluted earnings per share is a non-GAAP measure. Please see the discussion below under “Results of Operations (Comparison of December 31, 2019 and 2018 results) Non-GAAP Disclosure” for an explanation of why management believes this non-GAAP financial measure is useful and a reconciliation to diluted earnings per share.

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

Overview

Tompkins Financial Corporation (“Tompkins” or the “Company”) is headquartered in Ithaca, New York and is registered as a Financial Holding Company with the Federal Reserve Board under the Bank Holding Company Act of 1956, as amended. The Company is a locally oriented, community-based financial services organization that offers a full array of products and services, including commercial and consumer banking, leasing, trust and investment management, financial planning and wealth management, and insurance services. At December 31, 2019, the Company’s subsidiaries included: four wholly-owned banking subsidiaries, Tompkins Trust Company (the “Trust Company”), The Bank of Castile (DBA Tompkins Bank of Castile), Mahopac Bank (DBA Tompkins Mahopac Bank), VIST Bank (DBA Tompkins VIST Bank); and a wholly-owned insurance agency subsidiary, Tompkins Insurance Agencies, Inc. (“Tompkins Insurance”). The trust division of the Trust Company provides a full array of investment services, including investment management, trust and estate, financial and tax planning as well as life, disability and long-term care insurance services. The Company’s principal offices are located at 118 E. Seneca Street, P.O. Box 460, Ithaca, NY, 14850, and its telephone number is (888) 503-5753. The Company’s common stock is traded on the NYSE American under the Symbol “TMP.”

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

Management considers accounting estimates to be critical to reported financial results if (i) the accounting estimates require management to make assumptions about matters that are highly uncertain, and (ii) different estimates that management reasonably could have used for the accounting estimate in the current period, or changes in the accounting estimate that are reasonably likely to occur from period to period, could have a material impact on the Company’s consolidated financial statements. Management considers the accounting policy relating to the allowance for loan and lease losses (“allowance”) to be a critical accounting policy because of the uncertainty and subjectivity involved in this policy and the material effect that estimates related to this area can have on the Company’s results of operations.

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

Results of Operations
(Comparison of December 31, 2019 and 2018 results)

General

The Company reported diluted earnings per share of $5.37 in 2019, compared to diluted earnings per share of $5.35 in 2018. Net income for the year ended December 31, 2019, was $81.7 million, a decrease of 0.7% compared to $82.3 million in 2018.

In addition to earnings per share, key performance measurements for the Company include return on average shareholders’ equity (ROE) and return on average assets (ROA). ROE was 12.55% in 2019, compared to 13.93% in 2018, while ROA was 1.22% in 2019 and 1.23% in 2018. Tompkins’ ROE and ROA at September 30, 2019 (the most recent date for which peer data is publicly available) were in the 75th percentile for ROE and the 49th percentile for ROA of its peer group. The peer group data is derived from the FRB's "Bank Holding Company Performance Report", which covers banks and bank holding companies with assets between $3.0 billion and $10.0 billion as of September 30, 2019 (the most recent report available). Although the peer group data is presented based upon financial information that is one fiscal quarter behind the financial information included in this report, the Company believes that it is relevant to include certain peer group information for comparison to current period numbers.

Non-GAAP Disclosure

The following table summarizes the Company’s results of operations on a GAAP basis and on an operating (non-GAAP) basis for the periods indicated. The non-GAAP financial measures adjust GAAP measures to exclude the effects of non-operating items, such as acquisition related intangible amortization expense, and significant nonrecurring income or expense on earnings, equity, and capital. In 2018, the Company had nonrecurring gains on the sales of real estate and write-downs of impaired leases related to the completion of the Company's new headquarters building in the second quarter of 2018. The Company believes the non-GAAP measures provide meaningful comparisons of our underlying operational performance and facilitate management's and investors' assessments of business and performance trends in comparison to others in the financial services industry. These non-

GAAP financial measures should not be considered in isolation or as a measure of the Company's profitability or liquidity; they are in addition to, and are not a substitute for, financial measures under GAAP. The non-GAAP financial measures presented herein may be different from non-GAAP financial measures used by other companies, and may not be comparable to similarly titled measures reported by other companies. Further, the Company may utilize other measures to illustrate performance in the future. Non-GAAP financial measures have limitations since they do not reflect all of the amounts associated with the Company's results of operations as determined in accordance with GAAP.

Reconciliation of Net Income/Diluted Earnings Per Share (GAAP) to Net Operating Income/Adjusted Diluted Earnings Per Share (Non-GAAP) and Adjusted Operating Return on Average Tangible Common Equity (Non-GAAP)

	For the year ended
	December 31,
(In thousands, except per share data)	2019	2018	2017	2016	2015
Net income attributable to Tompkins Financial Corporation	$81,718	$82,308	$52,494	$59,340	$58,421
Less: income attributable to unvested stock-based compensations awards	(1,306)	(1,315)	(818)	(912)	(834)
Net income available to common shareholders (GAAP)	80,412	80,993	51,676	58,428	57,587
Diluted earnings per share (GAAP)	5.37	5.35	3.43	3.91	3.87

Adjustments for non-operating income and expense:
Gain on pension plan curtailment	0	0	0	0	(6,003)
Gain on sale of real estate	0	(2,950)	0	0	0
Write-down of impaired leases	0	2,536	0	0	0
Remeasurement of deferred taxes	0	0	14,944	0	0
Total adjustments	0	(414)	14,944	0	(6,003)
Tax expense	0	102	0	0	2,401
Total adjustments, net of tax	0	(312)	14,944	0	(3,602)

Net operating income available to common shareholders (Non-GAAP)	80,412	80,681	66,620	58,428	53,985
Adjusted diluted earnings per share (Non-GAAP)	5.37	5.33	4.42	3.91	3.63

Net operating income available to common shareholders' (Non-GAAP)	80,412	80,681	66,620	58,428	53,985
Amortization of intangibles	1,673	1,771	1,932	2,090	2,013
Tax expense	410	434	773	836	805
Amortization of intangibles, net of tax	1,263	1,337	1,159	1,254	1,208
Adjusted net income available to common shareholders' (Non-GAAP)	81,675	82,018	67,779	59,682	55,193

Average Tompkins Financial Corporation shareholders' common equity	649,871	589,475	575,958	545,545	506,243
Average goodwill and intangibles	98,104	99,999	101,583	104,263	104,837
Average Tompkins Financial Corporation shareholders' tangible common equity (Non-GAAP)	551,767	489,476	474,375	441,282	401,406

Adjusted operating return on average shareholders' tangible common equity (Non-GAAP)	14.80%	16.76%	14.29%	13.52%	13.75%

[1]	Average goodwill and intangibles excludes mortgage servicing rights.

Reconciliation of Shareholders' Common Equity/Common Equity Per Share (GAAP) to Tangible Common Equity/Tangible Common Equity Per Share (Non-GAAP)
	As of December 31,
(In thousands, except per share data)	2019	2018
Tompkins Financial Corporations Shareholders' common equity (GAAP)	661,642	619,459
Goodwill and intangibles [1]	97,855	99,106
Tangible common equity (Non-GAAP)	563,787	520,353

Common equity per share	44.17	40.45
Tangible common equity per share (Non-GAAP)	37.64	33.98
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

Banking Segment
The banking segment reported net income of $74.5 million for the year ended December 31, 2019, representing a $424,000 or a 0.6% decrease compared to 2018. Net interest income decreased $1.2 million or 0.6% in 2019 compared to 2018. Contributing to the decline from 2018, was a decline in average security balances, which was partially offset by an improved net interest margin in 2019. Interest income increased $9.8 million or 3.9% compared to 2018, while interest expense increased $11.0 million or 27.5%.

The provision for loan and lease losses was $1.4 million in 2019, compared to $3.9 million in the prior year. The reduction in provision was primarily due to a $3.0 million specific reserve on one commercial real estate property at December 31, 2018, which was subsequently charged off in the first quarter of 2019. The provision expense in 2019 also benefited from favorable trends in certain qualitative factors and lower average historical loan loss rates in all loan portfolios except commercial real estate at year-end 2019, compared to year-end 2018.

Noninterest income in the banking segment of $29.1 million in 2019 decreased by $2.7 million or 8.5% when compared to 2018. The negative variance to prior year was mainly due to the $2.9 million gain on the sale of two properties in 2018 related to the completion and move to the Company's new headquarters building and the collection of fees and nonaccrual interest of $2.5 million in 2018 on a loan that was charged off in 2010. This was partially offset by the $500,000 one-time incentive payment received by the Company in the first quarter of 2019 related to the Company's merchant card business, and gains of $645,000 on sales of available-for-sale securities in 2019 compared to net losses on sales of available-for-sale securities of $466,000 in 2018.

Noninterest expenses in 2019 were flat compared to 2018. Salary and wages and employee benefits were up in 2019 over 2018, mainly as a result of an increase in average FTEs, normal annual merit and incentive adjustments and higher health insurance costs. These increases were mainly offset by a decrease in other operating expenses. FDIC insurance expense was down in 2019 compared to 2018, mainly as a result of deposit insurance credits received from the FDIC, which included $1.5 million that were applied in 2019. 2018 operating expenses included write-downs of $2.3 million on leases on space vacated in 2018 following completion of the Company's new headquarters in 2018.

Insurance Segment
The insurance segment reported net income of $4.2 million, up $926,000 or 28.5% when compared to 2018, as a 5.9% increase in noninterest revenue was only partially offset by a 1.9% increase in expenses. This increase included $900,000 or 4.6% of organic growth in property and casualty commissions and a $738,000 or 32.0% increase in contingency revenue over 2018, while life, health and financial services commissions decreased slightly.

On May 1, 2019, Tompkins Insurance purchased the assets of Cali Agency, Inc. in Warsaw, NY, adding an additional $112,000 in non-interest income for 2019. The increase in expenses was mainly attributed to an increase in salary and wages and employee benefits reflecting normal annual merit and incentive adjustments and higher health insurance costs, respectively, over the prior year.

Wealth Management Segment
The wealth management segment reported net income of $3.1 million for the year ended December 31, 2019, a decrease of $1.1 million or 26.3% compared to 2018. Noninterest income of $17.0 million decreased $1.0 million or 5.5% compared to 2018, mainly a result of estate and terminating trust fees, which were down $1.0 million or 75.4% in 2019 over 2018, as a result of the settlement of a large estate in 2018. Noninterest expenses increased by $331,000 or 2.6% in 2019 compared to 2018, mainly due to changes in staffing and normal merit and incentive adjustments in 2019 compared to 2018. The market value of assets under management or in custody at December 31, 2019 totaled $4.1 billion, an increase of 6.7% compared to year-end 2018. This figure included $1.0 billion at year-end 2019, of Company-owned securities from which no income was recognized as the Trust Company was serving as custodian.

Net Interest Income

Net interest income is the Company’s largest source of revenue, representing 73.6% of total revenues for the year ended December 31, 2019, and 73.2% of total revenues for the year ended December 31, 2018. Net interest income is dependent on the volume and composition of interest earning assets and interest-bearing liabilities and the level of market interest rates. Table 1 – Average Statements of Condition and Net Interest Analysis shows average interest-earning assets and interest-bearing liabilities, and the corresponding yield or cost associated with each.

Tax-equivalent net interest income for 2019 decreased by $1.3 million or 0.6% from 2018. The decrease is mainly due to the decline in average earning assets and higher funding costs in 2019 compared to 2018. Average total deposits represented 84.4% of average total liabilities in 2019 compared to 79.8% in 2018, while total average borrowings represented 13.9% of average total liabilities in 2019 and 19.1% in 2018.

Tax-equivalent interest income increased $9.7 million or 3.8% in 2019 over 2018. The increase in taxable-equivalent interest income was mainly the result of improved asset yields and an increase in average loan balances. Average loans and leases increased $72.5 million or 1.5% in 2019 compared to 2018. Average loan balances represented 77.1% of average earning assets in 2019 compared to 75.0% in 2018. The average yield on interest earning assets for 2019 was 4.2%, which increased by 20 basis points from 2018. The average yield on loans was 4.72% in 2019, an increase of 19 basis points compared to 4.53% in 2018. Average balances on securities decreased $132.1 million or 8.6% compared to 2018, while the average yield on the securities portfolio increased 5 basis points or 2.2% compared to 2018. The decrease in average securities was mainly due to the sale of approximately $152.1 million of available-for-sale securities in the second quarter of 2019. The proceeds from the sale were mainly used to reduce borrowings.

Interest expense for 2019 increased $11.0 million or 27.5% compared to 2018, reflecting higher rates as average interest bearing liabilities decreased $131.5 million or 2.8% from 2018. The increase in interest expense was the result of the increase in the average rates paid on deposits and interest bearing liabilities in 2019 compared to 2018. The average cost of interest bearing deposits was 0.84% in 2019, up 36 basis points from 0.48% in 2018, while the average costs of interest bearing liabilities increased to 1.12% in 2019 from 0.85% in 2018. Average total deposits were up $216.6 million or 4.4% in 2019 over 2018, with the majority of the growth in average interest bearing deposits. Average interest bearing deposits in 2019 increased $195.8 million or 5.6% compared to 2018. Average noninterest bearing deposit balances in 2019 increased $20.8 million or 1.5% over 2018 and represented 27.6% of average total deposits in 2019 compared to 28.4% in 2018. Average other borrowings decreased by $323.9 million or 29.8% in 2019 from 2018. The decrease in borrowings was due to strong deposit growth during the third quarter of 2019 as well as pay downs resulting from proceeds from sales of $152.1 million of available-for-sale securities in the second quarter of 2019.

Table 1 - Average Statements of Condition and Net Interest Analysis

	For the year ended December 31,
	2019			2018			2017
(dollar amounts in thousands)	Average Balance (YTD)	Interest	Average Yield/Rate	Average Balance (YTD)	Interest	Average Yield/Rate	Average Balance (YTD)	Interest	Average Yield/Rate
ASSETS
Interest-earning assets
Interest-bearing balances due from banks	$1,647	$41	2.49%	$2,139	$31	1.45%	$4,599	$37	0.80%
Securities[1]
U.S. Government securities	1,301,813	29,411	2.26%	1,429,875	31,645	2.21%	1,471,717	31,006	2.11%
State and municipal[2]	93,168	2,547	2.73%	97,116	2,520	2.59%	100,595	3,393	3.37%
Other securities[2]	3,417	158	4.62%	3,491	153	4.38%	3,597	129	3.59%
Total securities	1,398,398	32,116	2.30%	1,530,482	34,318	2.24%	1,575,909	34,528	2.19%
FHLBNY and FRB stock	38,308	3,003	7.84%	51,815	3,377	6.52%	42,465	2,121	4.99%
Total loans and leases, net of unearned income[2,3]	4,830,089	227,869	4.72%	4,757,583	215,648	4.53%	4,401,205	194,433	4.42%
Total interest-earning assets	6,268,442	263,029	4.20%	6,342,019	253,374	4.00%	6,024,178	231,119	3.84%
Other assets	411,136			350,659			365,326
Total assets	$6,679,578			$6,692,678			$6,389,504
LIABILITIES & EQUITY
Deposits
Interest-bearing deposits
Interest bearing checking, savings, & money market	3,007,221	20,099	0.67%	2,822,747	9,847	0.35%	2,674,204	5,141	0.19%
Time deposits	676,106	10,805	1.60%	664,788	6,748	1.02%	827,181	6,992	0.85%
Total interest-bearing deposits	3,683,327	30,904	0.84%	3,487,535	16,595	0.48%	3,501,385	12,133	0.35%
Federal funds purchased & securities sold under agreements to repurchase	59,825	143	0.24%	63,472	152	0.24%	64,888	235	0.36%
Other borrowings	762,993	18,427	2.42%	1,086,847	21,818	2.01%	882,235	11,934	1.35%
Trust preferred debentures	16,943	1,276	7.53%	16,771	1,227	7.32%	18,338	1,158	6.31%
Total interest-bearing liabilities	4,523,088	50,750	1.12%	4,654,625	39,792	0.85%	4,466,846	25,460	0.57%
Noninterest bearing deposits	1,403,330			1,382,550			1,279,027
Accrued expenses and other liabilities	101,819			64,559			66,185
Total liabilities	6,028,237			6,101,734			5,812,058
Tompkins Financial Corporation Shareholders’ equity	649,871			589,475			575,958
Noncontrolling interest	1,470			1,469			1,488
Total equity	651,341			590,944			577,446
Total liabilities and equity	$6,679,578			$6,692,678			$6,389,504
Interest rate spread			3.07%			3.14%			3.27%
Net interest income /margin on earning assets		212,279	3.39%		213,582	3.37%		205,659	3.41%
Tax Equivalent Adjustment		(1,651)			(1,782)			(4,355)
Net interest income per consolidated financial statements		$210,628			$211,800			$201,304
1 Average balances and yields on available-for-sale securities are based on historical amortized cost.
2 Interest income includes the tax effects of taxable-equivalent adjustments using a combined New York State and Federal effective income tax rate of 21.0% in 2019 and 2018, and 40% in 2017 to increase tax exempt interest income to taxable-equivalent basis.
3 Nonaccrual loans are included in the average asset totals presented above. Payments received on nonaccrual loans have been recognized as disclosed in Note 1 of the Company’s consolidated financial statements included in Part 1 of this annual report on Form 10-K.

Table 2 - Analysis of Changes in Net Interest Income

	2019 vs. 2018			2018 vs. 2017
	Increase (Decrease) Due to Change in Average			Increase (Decrease) Due to Change in Average
(In thousands)(taxable equivalent)	Volume	Yield/Rate	Total	Volume	Yield/Rate	Total
INTEREST INCOME:
Certificates of deposit, other banks	$(10)	$20	$10	$(28)	$22	$(6)
Investments[1]
Taxable	(2,896)	667	(2,229)	(931)	1,594	663
Tax-exempt	(105)	132	27	(102)	(771)	(873)
FHLB and FRB stock	(970)	596	(374)	538	718	1,256
Loans, net[1]	3,354	8,867	12,221	15,948	5,267	21,215
Total interest income	$(627)	$10,282	$9,655	$15,425	$6,830	$22,255
INTEREST EXPENSE:
Interest-bearing deposits:
Interest checking, savings and money market	938	9,314	10,252	401	4,305	4,706
Time	148	3,909	4,057	(1,505)	1,261	(244)
Federal funds purchased and securities sold under agreements to repurchase	(9)	0	(9)	(5)	(78)	(83)
Other borrowings	(7,148)	3,806	(3,342)	3,339	6,614	9,953
Total interest expense	$(6,071)	$17,029	$10,958	$2,230	$12,102	$14,332
Net interest income	$5,444	$(6,747)	$(1,303)	$13,195	$(5,272)	$7,923
1 Interest income includes the tax effects of taxable-equivalent adjustments using a combined New York State and Federal effective income tax rate of 21.0% in 2019, 21.0% in 2018, and 40% in 2017 to increase tax exempt interest income to taxable-equivalent basis.

Changes in net interest income occur from a combination of changes in the volume of interest-earning assets and interest-bearing liabilities, and in the rate of interest earned or paid on them. The above table illustrates changes in interest income and interest expense attributable to changes in volume (change in average balance multiplied by prior year rate), changes in rate (change in rate multiplied by prior year volume), and the net change in net interest income. The net change attributable to the combined impact of volume and rate has been allocated to each in proportion to the absolute dollar amounts of the change. In 2019, net interest income decreased by $1.3 million, resulting from an $11.0 million increase in interest expense, offset by a $9.7 million increase in interest income. Higher yields on average earning assets added $10.3 million, while the decrease in average balances on interest-earning assets contributed $627,000 to the decrease in interest income. The increase in interest expense reflects higher rates paid on interest bearing liabilities, both deposits and other borrowings. Higher rates on deposits and borrowings added $17.0 million to interest expense, while lower average balances reduced interest expense by $6.1 million.

Provision for Loan and Lease Losses

The provision for loan and lease losses represents management’s estimate of the expense necessary to maintain the allowance for loan and lease losses at an appropriate level. The provision for loan and lease losses was $1.4 million in 2019, compared to $3.9 million in 2018. The ratio of total allowance to total loans and leases decreased to 0.81% at December 31, 2019 from 0.90% at December 31, 2018. Favorable trends in certain qualitative factors and lower average historical loan loss rates in all loan portfolios except commercial real estate at year-end 2019, compared to year-end 2018, and lower specific reserves for impaired loans, contributed to the lower allowance level at December 31, 2019. The allowance at December 31, 2018 included a specific reserve of $3.0 million related to one commercial real estate credit that was subsequently charged off in the first quarter of 2019. See the section captioned “The Allowance for Loan and Lease Losses” included within “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Financial Condition” of this Report for further analysis of the Company’s allowance for loan and lease losses.

Noninterest Income

	Year ended December 31,
(In thousands)	2019	2018	2017
Insurance commissions and fees	$31,091	$29,369	$28,778
Investment services	16,434	17,288	15,665
Service charges on deposit accounts	8,321	8,435	8,437
Card services	10,526	9,693	9,100
Other income	8,416	13,130	7,631
Net gain (loss) on securities transactions	645	(466)	(407)
Total	$75,433	$77,449	$69,204

Noninterest income is a significant source of income for the Company, representing 26.4% of total revenues in 2019, and 26.8% in 2018, and is an important factor in the Company’s results of operations.

Insurance commissions and fees increased 5.9% to $31.1 million in 2019, compared to $29.4 million in 2018. This increase included $900,000 or 4.6% of organic growth in property and casualty commissions and a $738,000 or 32.0% increase in contingency revenue over 2018, while life, health and financial services commissions decreased slightly.

Investment services income of $16.4 million decreased $854,000 or 4.9% in 2019 compared to 2018. Investment services income includes trust services, financial planning, and wealth management services. The decrease in income was mainly a result of estate and terminating trust fees being down $1.0 million or 75.4% in 2019 over 2018, due to fees received in 2018 related to the settlement of a large estate. Fees are largely based on the market value and the mix of assets managed, and accordingly, the general direction of the stock market can have a considerable impact on fee income. The market value of assets managed by, or in custody of, the Trust Company was $4.1 billion at December 31, 2019, and $3.8 billion at December 31, 2018. These figures included $1.0 billion in 2019 and 2018 of Company-owned securities from which no income was recognized as the Trust Company was serving as custodian.

Service charges on deposit accounts in 2019 were down $114,000 or 1.4% compared to prior year. Overdraft/insufficient funds charges, the largest component of service charges on deposit accounts, were down $180,000 or 3.2% in 2019 compared to 2018, while service fees on personal and business accounts were up by $36,000 or 1.4% in 2019 compared to 2018.

Card services income increased $833,000 or 8.6% over 2018. The primary components of card services income are fees related to interchange income and transactions fees for debit card transactions, credit card transactions and ATM usage. Card services income for 2019 included a one-time incentive payment of $500,000 related to the Company's merchant card business. Increased revenue was also driven by increased transaction volume in both credit and debit cards.

The Company recognized $645,000 of gains on sales/calls of available-for-sale securities in 2019, compared to $466,000 of losses in 2018. The gains are primarily related to the sales of available-for-sale securities, which are generally the result of general portfolio maintenance and interest rate risk management.

Other income of $8.4 million was down $4.7 million or 35.9% compared to 2018. The primary contributors for the decrease in 2019 over 2018 were $2.9 million of gains on the sale of two properties we sold in 2018 upon completion of the Company's new headquarters building and $2.5 million related to the collection of fees and nonaccrual interest for a credit that was charged off in 2010.

Noninterest Expense

	Year ended December 31,
(In thousands)	2019	2018	2017
Salaries and wages	$89,399	$85,625	$81,948
Other employee benefits	23,488	22,090	21,458
Net occupancy expense of premises	13,210	13,309	13,214
Furniture and fixture expense	7,815	7,351	7,028
FDIC insurance	773	2,618	2,527
Amortization of intangible assets	1,673	1,771	1,932
Other	45,476	48,303	42,998
Total	$181,834	$181,067	$171,105

Noninterest expense as a percentage of total revenue was 63.6% in 2019, compared to 62.6% in 2018. Expenses associated with salaries and wages and employee benefits are the largest component of total noninterest expense. In 2019, these expenses increased $5.2 million or 4.8% compared to 2018. Salaries and wages increased $3.8 million or 4.4% in 2019 over prior year, mainly as a result of annual merit pay increases. Other employee benefits increased $1.4 million or 6.3% over 2018, mainly in health insurance, which was up $736,000 or 8.9% in 2019 over 2018.

Other operating expenses of $45.5 million decreased by $2.8 million or 5.9% compared to 2018. The primary components of other operating expenses in 2019 were technology expense ($10.7 million), professional fees ($8.9 million), marketing expense ($4.9 million), cardholder expense ($3.2 million) and other miscellaneous expense ($18.3 million). Professional fees and technology related expenses in 2019 were up by $378,000 and $567,000, respectively, over 2018, mainly as a result of investments in strengthening the Company's compliance and information security infrastructure. Other operating expense in 2018 included $2.5 million of write-downs related to two leases on space vacated in 2018.

Noncontrolling Interests

Net income attributable to noncontrolling interests represents the portion of net income in consolidated majority-owned subsidiaries that is attributable to the minority owners of a subsidiary. The Company had net income attributable to noncontrolling interests of $127,000 in 2019 and 2018. The noncontrolling interests relate to three real estate investment trusts, which are substantially owned by the Company’s New York banking subsidiaries.

Income Tax Expense

The provision for income taxes provides for Federal, New York State, Pennsylvania and other miscellaneous state income taxes. The 2019 provision was $21.0 million, which decreased $789,000 or 3.6% compared to the 2018 provision. The effective tax rate for the Company was 20.5% in 2019, down from 20.9% in 2018. The effective rates for 2019 and 2018 differed from the U.S. statutory rate of 21.0% during those periods due to the effect of tax-exempt income from loans, securities, and life insurance assets, investments in tax credits, and excess tax benefits of stock based compensation.

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

Segment Reporting

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

Tax-equivalent interest income increased $22.3 million or 9.6% in 2018 over 2017. The increase in taxable-equivalent interest income reflected a $317.8 million or 5.3% increase in average interest-earning assets and improved yields. The increase in average interest-earning assets was mainly in average loans and leases, which increased $356.4 million or 8.1% in 2018 compared to 2017. Average loan balances represented 75.0% of average earning assets in 2018 compared to 73.1% in 2017. The average yield on interest earning assets for 2018 was 4.0%, which increased by 16 basis points from 2017. The average yield on loans was 4.53%

in 2018, an increase of 11 basis points compared to 4.42% in 2017. Average balances on securities decreased $45.4 million or 2.9% compared to 2017, while the average yield on the securities portfolio increased 5 basis points or 2.3% compared to 2017.

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

Noninterest Income
Noninterest income represented 26.8% of total revenues in 2018, and 25.6% in 2017.

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

Financial Condition

Total assets were $6.7 billion at December 31, 2019, decreasing by 0.5% or $32.8 million from the previous year end. The decrease in total assets was mainly in the securities portfolio, which at year-end 2019 were down $174.6 million or 11.8% from year-end 2018, and mainly reflects the sale of about $152.1 million of low yielding and short average life securities in June 2019. The securities sold had an average yield of 1.68% and an average life of 2.9 years. The proceeds were used to reduce overnight borrowings with the FHLB.

Loans and leases were 73.1% of total assets at December 31, 2019, compared to 71.5% of total assets at December 31, 2018. A more detailed discussion of the loan portfolio is provided below in this section under the caption “Loans and Leases”.

As of December 31, 2019, total securities comprised 19.3% of total assets, compared to 21.8% of total assets at year-end 2018. The securities portfolio primarily contains mortgage-backed securities, obligations of U.S. Government sponsored entities, and obligations of states and political subdivisions. A more detailed discussion of the securities portfolio is provided below in this section under the caption “Securities”.

Total deposits increased by $324.0 million or 6.6% compared to December 31, 2018. Noninterest bearing deposits increased by $58.7 million or 4.2%, while time deposit balances increased by $37.7 million or 5.9% compared to 2018 year-end. Checking, savings and money market accounts increased $227.5 million or 8.0% compared to December 31, 2018. Other borrowings, consisting mainly of short term advances with the FHLB, decreased $418.0 million from December 31, 2018, as a result of the securities sales discussed above as well as deposit growth exceeding loan growth during the period. A more detailed discussion of deposits and borrowings is provided below in this section under the caption “Deposits and Other Liabilities”.

Shareholders’ Equity

The Consolidated Statements of Changes in Shareholders’ Equity included in the Consolidated Financial Statements of the Company contained in Part II, Item 8. of this Report, detail changes in equity capital over prior year end. Total shareholders’ equity was up $42.2 million or 6.8% to $663.1 million at December 31, 2019, from $620.9 million at December 31, 2018. Additional paid-in capital decreased by $28.1 million, from $366.6 million at December 31, 2018, to $338.5 million at December 31, 2019. The $28.1 million decrease included the following: a $29.9 million aggregate purchase price related to the Company's repurchase and retirement of 376,021 shares of its common stock in connection with its stock repurchase plan and $2.9 million related to the exercise of stock options and restricted stock activity. These were partially offset by $4.2 million attributed to stock based compensation expense and $377,000 related to shares issued for the Company's director deferred compensation plan. Retained earnings increased by $51.1 million, reflecting net income of $81.7 million, less dividends paid of $30.6 million.

Accumulated other comprehensive loss decreased from $63.2 million at December 31, 2018 to $43.6 million at December 31, 2019, reflecting a $27.6 million increase in unrealized gains on available-for-sale securities due to market interest rates, and an$8.0 million decrease in actuarial loss associated with employee benefit plans. Under regulatory requirements, amounts reported as accumulated other comprehensive income/loss related to net unrealized gain or loss on available-for-sale securities and the funded status of the Company’s defined benefit post-retirement benefit plans do not increase or reduce regulatory capital and are not included in the calculation of risk-based capital and leverage capital ratios.

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

The Company continued its long history of increasing cash dividends with a per share increase of 4.1% in 2019, which followed an increase of 6.6% in 2018. Dividends per share amounted to $2.02 in 2019, compared to $1.94 in 2018, and $1.82 in 2017. Cash dividends paid represented 37.5%, 36.0%, and 52.6% of after-tax net income in 2019, 2018, and 2017, respectively.

On July 19, 2018, the Company’s Board of Directors authorized a stock repurchase plan (the "2018 Repurchase Plan") for the Company to repurchase up to 400,000 shares of the Company’s common stock over the 24 months following adoption of the plan. The 2018 Repurchase Plan could be suspended, modified or terminated by the Board of Directors at any time for any reason. Through December 31, 2019, the Company had repurchased 393,004 shares under the 2018 Repurchase Plan at an average price of $79.15. The 2018 Repurchase Plan had replaced a repurchase plan authorized by the Company's Board of Directors in July 2016, under which the Company had repurchased an aggregate of 15,500 shares at an average price of $77.85; all of those shares were repurchased in the first quarter of 2018.

On January 30, 2020, the Company’s Board of Directors authorized a stock repurchase plan (the "2020 Repurchase Plan") for the Company to repurchase up to 400,000 shares of the Company’s common stock over the 24 months following adoption of the plan. As with the 2018 Repurchase Plan, shares may be repurchased from time to time under the 2020 Repurchase Plan in open market transactions at prevailing market prices, in privately negotiated transactions, or by other means in accordance with federal securities laws, and the repurchase program may be suspended, modified or terminated by the Board of Directors at any time for any reason.

The Company and its subsidiary banks are subject to quantitative capital measures established by regulation to ensure capital adequacy. Consistent with the objective of operating a sound financial organization, the Company and its subsidiary banks maintain capital ratios well above regulatory minimums and meet the requirements to be considered well-capitalized under the regulatory guidelines.

As of December 31, 2019, the capital ratios for the Company’s 4 subsidiary banks exceeded the minimum levels required to be considered well capitalized. Additional information on the Company’s capital ratios and regulatory requirements is provided in “Note 21 - Regulations and Supervision” in Notes to Consolidated Financial Statements in Part II, Item 8. of this Report on Form 10-K.

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

The Company’s total securities portfolio at December 31, 2019 totaled $1.30 billion compared to $1.47 billion at December 31, 2018. The table below shows the composition of the available-for-sale and held-to-maturity securities portfolio as of year-end 2019, 2018 and 2017. The available-for-sale portfolio has decreased over the past two years as maturities, calls and sales have exceeded purchases and reclassifications in the portfolio. In 2019, fair values were favorably impacted by changes in market interest rates.

For held-to-maturity securities, the Company early adopted ASU 2019-04 on November 30, 2019.  Since the Company had already adopted ASUs 2016-01 and 2017-12, the related amendments were effective as of November 30, 2019.  As part of the adoption of ASU 2019-04, the Company reclassified $138.2 million aggregate amortized cost basis of debt securities from held-to-maturity to available-for-sale.  Included in other comprehensive income at December 31, 2019 is an unrealized gain of approximately $3.8 million related to the fair market value versus the cost basis of the portfolio at the time of the transfer.  The Company had not reclassified debt securities from held-to-maturity to available-for-sale upon adoption of the amendments in ASU 2017-12.  Under ASU 2019-04, entities that did not reclassify debt securities from held-to-maturity to available-for-sale upon adoption of the amendments in ASU 2017-12 and elect to reclassify debt securities upon adoption of the amendments in ASU 2019-04 are required to reflect the reclassification as of the date of adoption of that Update.

Additional information on the securities portfolio is available in “Note 2 Securities” in Notes to Consolidated Financial Statements in Part II, Item 8. of this Report, which details the types of securities held, the carrying and fair values, and the contractual maturities as of December 31, 2019 and 2018.

	As of December 31,
Available-for-Sale Securities	2019		2018		2017
(In thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
U.S. Treasuries	$1,840	$1,840	$289	$289	$0	$0
Obligations of U.S. Government sponsored entities	$367,551	$372,488	$493,371	$485,898	$507,248	$504,193
Obligations of U.S. states and political subdivisions	96,668	97,785	86,260	85,440	91,659	91,519
Mortgage-backed securities-residential, issued by
U.S. Government agencies	164,643	164,451	131,831	128,267	139,747	137,735
U.S. Government sponsored entities	660,037	659,590	649,620	630,558	667,767	656,178
Non-U.S. Government agencies or sponsored entities	0	0	31	31	75	75
U.S. corporate debt securities	2,500	2,433	2,500	2,175	2,500	2,162
Total available-for-sale securities	$1,293,239	$1,298,587	$1,363,902	$1,332,658	$1,408,996	$1,391,862

Held-to-Maturity Securities	2019		2018		2017
(In thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Obligations of U.S. Government sponsored entities	$0	$0	$131,306	$130,108	$131,707	$132,720
Obligations of U.S. states and political subdivisions	0	0	9,273	9,269	7,509	7,595
Total held-to-maturity securities	$0	$0	$140,579	$139,377	$139,216	$140,315

Quarterly, the Company evaluates all investment securities with a fair value less than amortized cost to identify any other-than-temporary impairment as defined under generally accepted accounting principles. The Company did not recognize any net credit impairment charge to earnings on investment securities in 2019, 2018, and 2017.

The Company uses a two-step modeling approach to analyze each non-agency CMO issue to determine whether or not the current unrealized losses are due to credit impairment and therefore other-than-temporarily impaired (“OTTI”). Step one in the modeling process applies default and severity credit vectors to each security based on current credit data detailing delinquency, bankruptcy, foreclosure and real estate owned (REO) performance. The results of the credit vector analysis are compared to the security’s current credit support coverage to determine if the security has adequate collateral support. If the security’s current credit support coverage falls below certain predetermined levels, step two is initiated. In step two, the Company uses a third party to assist in calculating the present value of current estimated cash flows to ensure there are no adverse changes in cash flows during the quarter leading to an other-than-temporary-impairment. Management’s assumptions used in step two include default and severity vectors and prepayment assumptions along with various other criteria including: percent decline in fair value; credit rating downgrades; probability of repayment of amounts due, credit support and changes in average life. As a result of the modeling process, the Company does not consider any investment security to be other-than-temporarily impaired at December 31, 2019. Future changes in interest rates or the credit quality and credit support of the underlying issuers may reduce the market value of these and other securities. If such decline is determined to be other than temporary, the Company will record the necessary charge to earnings and/or accumulated other comprehensive income to reduce the securities to their then current fair value.

The Company also holds non-marketable Federal Home Loan Bank New York (“FHLBNY”) stock, non-marketable Federal Home Loan Bank Pittsburgh (“FHLBPITT”) stock and non-marketable Atlantic Community Bankers Bank (“ACBB”) stock, all of which are required to be held for regulatory purposes and for borrowing availability. The required investment in FHLB stock is tied to the Company’s borrowing levels with the FHLB. Holdings of FHLBNY stock, FHLBPITT stock and ACBB stock totaled $24.3 million, $9.3 million and $95,000 at December 31, 2019, respectively. These securities are carried at par, which is also cost. The FHLBNY and FHLBPITT continue to pay dividends and repurchase stock. As such, the Company has not recognized any impairment on its holdings of FHLBNY and FHLBPITT stock. At December 31, 2018, the Company’s holdings of FHLBNY stock, FHLBPITT stock, and ACBB stock totaled $37.4 million, $14.8 million, and $95,000, respectively.

Management’s policy is to purchase investment grade securities that, on average, have relatively short expected durations. This policy helps mitigate interest rate risk and provides sources of liquidity without significant risk to capital. The contractual maturity distribution of debt securities and mortgage-backed securities as of December 31, 2019, along with the weighted average yield of each category, is presented in Table 3-Maturity Distribution below. Balances are shown at amortized cost and weighted average yields are calculated on a fully taxable-equivalent basis. Expected maturities will differ from contractual maturities presented in Table 3-Maturity Distribution below, because issuers may have the right to call or prepay obligations with or without penalty and mortgage-backed securities will pay throughout the periods prior to contractual maturity.

Table 3 - Maturity Distribution

	As of December 31, 2019
	Securities Available-for-Sale[1]		Securities Held-to-Maturity
(dollar amounts in thousands)	Amount	Yield[2]	Amount	Yield[2]

U.S. Treasury
Within 1 year	$1,840	0.00%	$0	0.00%
	$1,840	0.00%	$0	0.00%

Obligations of U.S. Government sponsored entities
Within 1 year	$95,765	1.97%	$0	0.00%
Over 1 to 5 years	246,887	2.28%	0	0.00%
Over 5 to 10 years	24,899	2.60%	0	0.00%
	$367,551	2.22%	$0	0.00%

Obligations of U.S. state and political subdivisions
Within 1 year	$10,370	3.09%	$0	0.00%
Over 1 to 5 years	23,590	2.43%	0	0.00%
Over 5 to 10 years	50,311	2.99%	0	0.00%
Over 10 years	12,397	3.27%	0	0.00%
	$96,668	2.90%	$0	0.00%

Mortgage-backed securities - residential
Within 1 year	$16	6.76%	$0	0.00%
Over 1 to 5 years	4,378	3.75%	0	0.00%
Over 5 to 10 years	154,689	2.22%	0	0.00%
Over 10 years	665,597	2.13%	0	0.00%
	$824,680	2.16%	$0	0.00%

Other securities
Over 5 to 10 years	$2,500	4.70%	$0	0.00%
	$2,500	4.70%	$0	0.00%

Total securities
Within 1 year	$107,991	2.04%	$0	0.00%
Over 1 to 5 years	274,854	2.31%	0	0.00%
Over 5 to 10 years	232,399	2.45%	0	0.00%
Over 10 years	677,995	2.15%	0	0.00%
	$1,293,239	2.24%	$0	0.00%

1 Balances of available-for-sale securities are shown at amortized cost.
2 Interest income includes the tax effects of taxable-equivalent adjustments using a combined New York State and Federal effective income tax rate of 24.5% to increase tax exempt interest income to taxable-equivalent basis.

The average taxable-equivalent yield on the securities portfolio was 2.30% in 2019, 2.24% in 2018 and 2.19% in 2017.

At December 31, 2019, there were no holdings of any one issuer, other than the U.S. Government sponsored entities, in an amount greater than 10% of the Company’s shareholders’ equity.

Loans and Leases

Table 4 - Composition of Loan and Lease Portfolio

Originated Loans and Leases	As of December 31,
(In thousands)	2019	2018	2017	2016	2015
Commercial and industrial
Agriculture	$105,786	$107,494	$108,608	$118,247	$88,299
Commercial and industrial other	863,199	926,429	932,067	847,055	768,024
Subtotal commercial and industrial	968,985	1,033,923	1,040,675	965,302	856,323
Commercial real estate
Construction	212,302	164,285	202,486	135,834	103,037
Agriculture	184,701	170,005	129,712	102,509	86,935
Commercial real estate other	1,899,645	1,827,279	1,660,782	1,431,690	1,167,250
Subtotal commercial real estate	2,296,648	2,161,569	1,992,980	1,670,033	1,357,222
Residential real estate
Home equity	203,894	208,459	212,812	209,277	202,578
Mortgages	1,140,572	1,083,802	1,039,040	947,378	823,841
Subtotal residential real estate	1,344,466	1,292,261	1,251,852	1,156,655	1,026,419
Consumer and other
Indirect	12,964	12,663	12,144	14,835	17,829
Consumer and other	60,661	57,565	50,214	44,393	40,904
Subtotal consumer and other	73,625	70,228	62,358	59,228	58,733
Leases	17,322	14,556	14,467	16,650	14,861
Total loans and leases	4,701,046	4,572,537	4,362,332	3,867,868	3,313,558
Less: unearned income and deferred costs and fees	(3,645)	(3,796)	(3,789)	(3,946)	(2,790)
Total originated loans and leases, net of unearned income and deferred costs and fees	$4,697,401	$4,568,741	$4,358,543	$3,863,922	$3,310,768

Acquired Loans
Commercial and industrial
Commercial and industrial other	$39,076	$43,712	$50,976	$79,317	$84,810
Subtotal commercial and industrial	39,076	43,712	50,976	79,317	84,810
Commercial real estate
Construction	1,335	1,384	1,480	8,936	4,892
Agriculture	197	224	247	267	2,095
Commercial real estate other	145,385	177,484	206,020	241,605	284,952
Subtotal commercial real estate	146,917	179,092	207,747	250,808	291,939
Residential real estate
Home equity	15,351	21,149	28,444	37,737	42,092
Mortgages	18,020	20,484	22,645	25,423	27,491
Subtotal residential real estate	33,371	41,633	51,089	63,160	69,583
Consumer and other
Consumer and other	785	761	765	826	911
Subtotal consumer and other	785	761	765	826	911
Covered loans	0	0	0	0	14,031
Total acquired loans and leases	$220,149	$265,198	$310,577	$394,111	$461,274

Total loans and leases of $4.9 billion at December 31, 2019 were up $83.6 million or 1.7% from December 31, 2018. The growth was mainly due to organic loan growth. On August 1, 2012, the Company acquired $889.3 million of loans in the VIST Financial acquisition. These loans are shown in the table under the acquired loan heading. All other loans, including loans originated by VIST Bank since the acquisition date of August 1, 2012, are considered originated loans. Originated loan balances at December 31, 2019 were up $128.7 million or 2.8% over year-end 2018. The increase in originated loans, over prior year-end, was in all loan categories except commercial and industrial, which was down $64.9 million or 6.3% compared to prior year-end. As of December 31, 2019, total loans and leases represented 73.1% of total assets compared to 71.5% of total assets at December 31, 2018.

Residential real estate loans of $1.4 billion at December 31, 2019, including home equity loans, increased by $43.9 million or 3.3% from $1.3 billion at year-end 2018, and comprised 28.0% of total loans and leases at December 31, 2019. Growth in residential loan balances is impacted by the Company’s decision to retain these loans or sell them in the secondary market due to interest rate considerations. The Company’s Asset/Liability Committee meets regularly and establishes standards for selling and retaining residential real estate mortgage originations.

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

During 2019, 2018, and 2017, the Company sold residential mortgage loans totaling $16.9 million, $27.7 million, and $4.6 million, respectively, and realized net gains on these sales of $227,000, $458,000, and $50,000, respectively. When residential mortgage loans are sold to FHLMC or SONYMA, the Company typically retains all servicing rights, which provides the Company with a source of fee income. In connection with the sales in 2019, 2018, and 2017, the Company recorded mortgage-servicing assets of $127,000, $207,000, and $38,000, respectively.

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

Commercial real estate loans totaled $2.4 billion at December 31, 2019, an increase of $102.9 million or 4.4% compared to December 31, 2018, and represented 49.7% of total loans and leases at December 31, 2019, compared to 48.4% at December 31, 2018.

Commercial and industrial loans totaled $1.0 billion at December 31, 2019, which is a decrease of $69.6 million or 6.5% from December 31, 2018. Commercial and industrial loans represented 20.5% of total loans at December 31, 2019 compared to 22.3% at December 31, 2018.

As of December 31, 2019, agriculturally-related loans totaled $290.7 million or 5.9% of total loans and leases compared to $277.7 million or 5.7% of total loans and leases at December 31, 2018. Agriculturally-related loans include loans to dairy farms and cash and vegetable crop farms. Agriculturally related loans are primarily made based on identified cash flows of the borrower with consideration given to underlying collateral, personal guarantees, and government related guarantees. Agriculturally-related loans are generally secured by the assets or property being financed or other business assets such as accounts receivable, livestock, equipment or commodities/crops.

The consumer loan portfolio includes personal installment loans, indirect automobile financing, and overdraft lines of credit. Consumer and other loans were $74.4 million at December 31, 2019, compared to $71.0 million at December 31, 2018.

The lease portfolio increased by 19.0% to $17.3 million at December 31, 2019 from $14.6 million at December 31, 2018. As of December 31, 2019, commercial leases and municipal leases represented 100.0% of total leases.

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

The carrying value of loans acquired from VIST and accounted for in accordance with ASC Subtopic 310-30, “Loans and Debt Securities Acquired with Deteriorated Credit Quality,” was $9.1 million at December 31, 2019, compared to $11.0 million at December 31, 2018 due to normal loan run off. Under ASC Subtopic 310-30, loans may be aggregated and accounted for as pools of loans if the loans being aggregated have common risk characteristics. The Company elected to account for the loans with evidence of credit deterioration individually rather than aggregate them into pools. The difference between the undiscounted cash flows expected at acquisition and the investment in the acquired loans, or the “accretable yield,” is recognized as interest income utilizing the level-yield method over the life of each loan. Contractually required payments for interest and principal that exceed the undiscounted cash flows expected at acquisition, or the “non-accretable difference,” are not recognized as a yield adjustment, as a loss accrual or as a valuation allowance.

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

The carrying value of loans not exhibiting evidence of credit impairment at the time of the acquisition (i.e. loans outside of the scope of ASC 310-30) was $211.0 million at December 31, 2019 as compared to $254.2 million at December 31, 2018 due to normal loan run off. The fair value of the acquired loans not exhibiting evidence of credit impairment was determined by projecting contractual cash flows discounted at risk-adjusted interest rates.
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

The Company has adopted comprehensive lending policies, underwriting standards and loan review procedures. There were no significant changes to the Company’s existing policies, underwriting standards and loan review during 2019. The Company’s Board of Directors approves the lending policies at least annually. The Company recognizes that exceptions to policy guidelines may occasionally occur and has established procedures for approving exceptions to these policy guidelines. Management has also implemented reporting systems to monitor loan originations, loan quality, concentrations of credit, loan delinquencies and nonperforming loans and potential problem loans.

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

Analysis of Past Due and Nonperforming Loans

	As of December 31,
(In thousands)	2019	2018	2017	2016	2015
Loans 90 days past due and accruing[1]
Commercial real estate	$0	$0	$0	$0	$0
Residential real estate	0	0	0	0	58
Consumer and other	0	0	44	0	0
Total loans 90 days past due and accruing	0	0	44	0	58
Nonaccrual loans
Commercial and industrial	2,335	1,883	2,852	738	1,738
Commercial real estate	10,789	8,007	5,948	9,076	6,054
Residential real estate	10,882	12,072	10,363	9,061	9,863
Consumer and other	275	234	354	166	182
Leases	0	0	0	0	0
Total nonaccrual loans and leases	24,281	22,196	19,517	19,041	17,837
Troubled debt restructurings not included above	7,154	4,395	3,449	2,631	3,915
Total nonperforming loans and leases	31,435	26,591	23,010	21,672	21,810
Other real estate owned	428	1,595	2,047	908	2,692
Total nonperforming assets	$31,863	$28,186	$25,057	$22,580	$24,502
Total nonperforming loans and leases as a percentage of total loans and leases	0.64%	0.55%	0.49%	0.51%	0.58%
Total nonperforming assets as a percentage of total assets	0.47%	0.42%	0.38%	0.36%	0.43%
Allowance as a percentage of nonperforming loans and leases	126.90%	163.25%	172.84%	164.98%	146.74%

1 The 2019, 2018, 2017, 2016 and 2015 columns in the above table exclude $794,000, $1.3 million, $1.1 million, $2.6 million, and $2.5 million, respectively, of acquired loans that are 90 days past due and accruing interest.  These loans were originally recorded at fair value on the acquisition date of August 1, 2012.  These loans are considered to be accruing as the Company can reasonably estimate future cash flows on these acquired loans and the Company expects to fully collect the carrying value of these loans.  Therefore, the Company is accreting the difference between the carrying value of these loans and their expected cash flows into interest income.

The level of nonperforming assets at the past five year-ends is illustrated in the table above. The ratio of nonperforming loans to total loans improved between 2015 and 2017, but was up at year-end 2018 and 2019. The Company’s total nonperforming assets as a percentage of total assets was 0.47% at December 31, 2019, up from 0.42% at December 31, 2018, but continues to compare favorably to its peer group’s most recent ratio of 0.60% at September 30, 2019. The peer data is from the Federal Reserve Board and represents banks or bank holding companies with assets between $3.0 billion and $10.0 billion.

A breakdown of nonperforming loans by portfolio segment is shown above. Nonperforming loans totaled $31.4 million at December 31, 2019 and were up 18.2% from December 31, 2018. Nonperforming loans represented 0.64% of total loans at December 31, 2019, compared to 0.55% of total loans at December 31, 2018, and 0.49% of total loans at December 31, 2017. The increase in nonperforming loans over year-end 2018 was mainly due to the addition of one agriculturally-related commercial mortgage relationship totaling $1.6 million to troubled debt restructuring, and two commercial mortgage relationships totaling $5.7 million to nonaccrual. These additions were partially offset by the $3.1 million write-down of a single commercial real estate relationship during the first quarter of 2019. This relationship had been downgraded and placed on nonaccrual status during the fourth quarter of 2018. At December 31, 2019, other real estate owned was down $1.2 million from prior year-end and represented 1.3% of total nonperforming assets, down from 5.7% at December 31, 2018. The decrease in other real estate owned was mainly a result of sales during 2019.

Loans are considered modified in a troubled debt restructuring (“TDR”) when, due to a borrower’s financial difficulties, the Company makes a concession(s) to the borrower that the Company would not otherwise consider. When modifications are provided for reasons other than as a result of the financial distress of the borrower, these loans are not classified as TDRs or impaired. These modifications may include, among others, an extension of the term of the loan, and granting a period when interest-only payments can be made, with the principal payments made over the remaining term of the loan or at maturity. TDRs are included in the above table within the following categories: “loans 90 days past due and accruing”, “nonaccrual loans”, or “troubled debt restructurings not included above”. Loans in the latter category include loans that meet the definition of a TDR but are performing in accordance with the modified terms and have shown a satisfactory period of repayment (generally six consecutive months) and where full collection of all is reasonably assured. At December 31, 2019, the Company had $8.6 million in TDR balances, which are included in the above table, of which $7.2 million are included in the line captioned “Troubled debt restructurings not included above” and the remainder are included within nonaccrual loans.

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

The Company’s recorded investment in originated loans and leases that are considered impaired totaled $19.4 million at December 31, 2019, and $14.2 million at December 31, 2018. A loan is impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impaired loans consist of our non-homogenous nonaccrual loans and loans that are 90 days or more past due. Specific reserves on individually identified impaired loans that are not collateral dependent are measured based on the present value of expected future cash flows discounted at the original effective interest rate of each loan. For loans that are collateral dependent, impairment is measured based on the fair value of the collateral less estimated selling costs, and such impaired amounts are generally charged off.

At December 31, 2019, there were specific reserves of $907,000 on seven commercial loans in the originated loan portfolio, compared to $3.8 million of specific reserves on seven commercial real estate loans at December 31, 2018. The specific reserves at year-end 2018 included a $3.0 million specific reserve added to one loan in the fourth quarter of 2018. This loan was charged off in the first quarter of 2019, thus eliminating the specific reserve, which contributed to the decrease in specific reserves between year-end 2019 and year-end 2018. The majority of the remaining impaired loans are collateral dependent impaired loans that have limited exposure or require limited specific reserves because of the amount of collateral support with respect to these loans or the loans have been written down to fair value. Interest payments on impaired loans are typically applied to principal unless collectability of the principal amount is reasonably assured. In these cases, interest is recognized on a cash basis. There was no interest income recognized on impaired loans and leases for 2019, 2018 and 2017.

The ratio of the allowance to nonperforming loans (loans past due 90 days and accruing, nonaccrual loans and restructured troubled debt) was 126.90% at December 31, 2019, compared to 163.25% at December 31, 2018. The Company’s nonperforming loans are mostly made up of collateral dependent impaired loans requiring little to no specific allowance due to the level of collateral available with respect to these loans and/or previous charge-offs.

Management reviews the loan portfolio for evidence of potential problem loans and leases. Potential problem loans and leases are loans and leases that are currently performing in accordance with contractual terms, but where known information about possible credit problems of the related borrowers causes management to have doubt as to the ability of such borrowers to comply with the present loan payment terms and may result in such loans and leases becoming nonperforming at some time in the future. Management considers loans and leases classified as Substandard, which continue to accrue interest, to be potential problem loans and leases. The Company, through its credit administration function, identified 34 commercial relationships from the originated portfolio and 7 commercial relationships from the acquired portfolio totaling $42.6 million and $1.4 million, respectively at December 31, 2019 that were potential problem loans. At December 31, 2018, there were 29 relationships totaling $33.7 million in the originated portfolio and 6 relationships totaling $1.2 million in the acquired portfolio that were considered potential problem loans.

Of the 34 commercial relationships from the originated portfolio that were classified as potential problem loans at December 31, 2019, there were 13 relationships that equaled or exceeded $1.0 million, which in aggregate totaled $38.0 million. Of the 7 commercial relationships from the acquired loan portfolio, there were no relationships that equaled or exceeded $1.0 million. The potential problem loans remain in a performing status due to a variety of factors, including payment history, the value of collateral supporting the credits, and personal or government guarantees. These factors, when considered in the aggregate, give management reason to believe that the current risk exposure on these loans does not warrant accounting for these loans as nonperforming. However, these loans do exhibit certain risk factors, which have the potential to cause them to become nonperforming. Accordingly, management’s attention is focused on these credits, which are reviewed on at least a quarterly basis.

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

Tompkins' model has been designed with certain key concepts in mind, including:

–	An acknowledgment that arriving at an appropriate allowance requires a high degree of management judgment.

–
The allowance should be maintained at a level appropriate to cover estimated losses on loans individually evaluated for impairment, as well as estimated credit losses inherent in the remainder of the portfolio.

–	Estimates of credit losses should consider all significant factors that affect the collectability of the portfolio as of the evaluation date.

–
Loss emergence period is a critical assumption in the allowance estimate, which represents the average amount of time between when loss events occur for specific loan types and when such problem loans are identified and the related loss amounts are confirmed through charge-offs.

–	The allowance should be based on a comprehensive, well-documented, and consistently applied analysis of the loan portfolio.

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

–
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

–
Criticized and Classified Credits – For loans that are not impaired, but are rated special mention or worse, management evaluates credits based on elevated risk characteristics and assigns reserves based upon analysis of historical loss experience of loans with similar risk characteristics.

–
Historical Loss Experience - For loans that are not impaired, or reviewed individually, management assigns a reserve based upon historical loss experience over a designated look-back period. Management has evaluated a variety of look-back periods and has determined that an eight year look back period is appropriate to capture a full range of economic cycles.

–
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

Although we believe our process for determining the allowance adequately considers all of the factors that would likely result in credit losses, this evaluation is inherently subjective as it requires material estimates, including expected default probabilities, loss emergence periods, the amounts and timing of expected future cash flows on impaired loans, and estimated losses based on historical loss experience and current economic conditions.  All of these factors may be susceptible to significant change.  To the extent that actual results differ from management estimates, additional loan loss provisions may be required that would adversely impact earnings for future periods. Based on its evaluation of the allowance as of December 31, 2019, management considers the allowance to be appropriate. Under adversely or positively different conditions or assumptions, the Company would need to increase or decrease the allowance.

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

The allocation of the Company’s allowance as of December 31, 2019, and each of the previous four years is illustrated in Table 5- Allocation of the Allowance for Loan and Lease Losses, below.

Table 5 - Allocation of the Allowance for Originated and Acquired Loan and Lease Losses

	As of December 31,
(In thousands)	2019	2018	2017	2016	2015
Originated loans outstanding at end of year	$4,697,401	$4,568,741	$4,358,543	$3,863,922	$3,310,768

Allocation of the originated allowance by originated loan type:
Commercial and industrial	$10,541	$11,217	$11,812	$9,389	$10,495
Commercial real estate	21,557	23,483	20,412	19,836	15,479
Residential real estate	6,360	7,317	6,161	5,149	4,070
Consumer and other	1,356	1,304	1,301	1,224	1,268
Total	$39,814	$43,321	$39,686	$35,598	$31,312

Allocation of the originated allowance as a percentage of total originated allowance:
Commercial and industrial	27%	26%	30%	27%	34%
Commercial real estate	54%	54%	51%	56%	49%
Residential real estate	16%	17%	16%	14%	13%
Consumer and other	3%	3%	3%	3%	4%
Total	100%	100%	100%	100%	100%
Loan and lease types as a percentage of total originated loans and leases:
Commercial and industrial	21%	23%	24%	25%	26%
Commercial real estate	48%	47%	46%	43%	41%
Residential real estate	29%	28%	29%	30%	31%
Consumer and other	2%	2%	1%	2%	2%
Total	100%	100%	100%	100%	100%

	As of December 31,
(In thousands)	2019	2018	2017	2016	2015
Acquired loans outstanding at end of year	$220,149	$265,198	$310,577	$394,111	$461,274

Allocation of the acquired allowance by acquired loan type:
Commercial and industrial	$0	$55	$25	$0	$433
Commercial real estate	51	0	0	97	61
Residential real estate	21	28	54	54	198
Consumer and other	6	6	6	6	0
Total	$78	$89	$85	$157	$692

Allocation of the acquired allowance as a percentage of total acquired allowance:
Commercial and industrial	0%	62%	29%	0%	62%
Commercial real estate	65%	0%	0%	62%	9%
Residential real estate	27%	31%	64%	34%	29%
Consumer and other	8%	7%	7%	4%	0%
Total	100%	100%	100%	100%	100%
Loan and lease types as a percentage of total acquired loans and leases:
Commercial and industrial	18%	16%	16%	20%	18%
Commercial real estate	67%	68%	67%	64%	64%
Residential real estate	15%	16%	17%	16%	15%
Consumer and other	0%	0%	0%	0%	0%
Covered	0%	0%	0%	0%	3%
Total	100%	100%	100%	100%	100%

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

The five year trend in the allowance is shown above. Over the four year period between 2015 through 2018, the originated allowance steadily increased driven in large part by growth in originated loans, while the acquired portfolio steadily decreased, reflecting run-off of the acquired portfolio, improving asset quality metrics in the acquired portfolio, and net charge-offs. As of December 31, 2019, the total allowance for loan and lease losses was $39.9 million, which was down $3.5 million or 8.1% from year-end 2018. The decrease was related to a specific reserve of $3.3 million at December 31, 2018, related to one commercial real estate credit that was subsequently charged off in the first quarter of 2019. The year-end allowance for originated loans and leases was down $3.5 million compared to prior year end, and the allowance for acquired loans was down $11,000 from year-end 2018. At December 31, 2019, the total allowance was 126.90% of total nonperforming loans compared to 163.25% at December 31, 2018.

The Company’s allowance for originated loan and lease losses totaled $39.8 million at December 31, 2019, which represented 0.85% of total originated loans, compared to $43.3 million and 0.95% of total originated loans at December 31, 2018. Favorable trends in certain qualitative factors, lower historical loss rates in all loan portfolios except for commercial real estate at year-end 2019 compared to year-end 2018, and lower specific reserves for impaired loans, contributed to the lower allowance level at December 31, 2019 compared to December 31, 2018. Asset quality metrics in the originated portfolio remain favorable at December 31, 2019 but did show some deterioration from December 31, 2018. Originated loans internally-classified as Special Mention and Substandard totaled $87.9 million at December 31, 2019, up from $72.0 million at year-end 2018. Loans classified as Substandard increased by $14.1 million over December 31, 2018, while loans classified as Special Mention were up $1.7 million. Nonaccrual originated loans were $22.5 million as of December 31, 2019, up $3.1 million from year-end 2018. Net charge-offs of originated loans were $4.8 million or 0.11% of average originated loans in 2019 compared to net charge-offs of $262,000 or 0.01% of average originated loans in 2018. The year-over-year increase in net charge-offs was mainly due to the $3.3 million write off of one commercial real estate relationship in the first quarter of 2019.

The allowance for acquired loans and leases was $78,000 at December 31, 2019, down 12.4% from prior year end. The amount of acquired loans internally-classified as Special Mention and Substandard at December 31, 2019 was down $1.0 million or 28.5% compared to December 31, 2018, reflecting successful workouts and related paydowns and charge-offs during 2019. Net charge-offs of acquired loans totaled $59,000 in 2019 compared to net charge-offs of $41,000 in 2018. Acquired nonaccrual loans totaled $1.8 million at December 31, 2019, compared to $2.9 million at December 31, 2018.

The level of future charge-offs is dependent upon a variety of factors such as national and local economic conditions, trends in, various industries, underwriting characteristics, and conditions unique to each borrower. Given uncertainties surrounding these factors, it is difficult to estimate future losses.

Table 6 - Analysis of the Allowance for Originated and Acquired Loan and Lease Losses

	December 31,
(In thousands)	2019	2018	2017	2016	2015
Average originated loans outstanding during year	$4,586,484	$4,472,682	$4,051,298	$3,525,649	$3,023,456
Balance of allowance at beginning of year	43,321	39,686	35,598	31,312	28,156

Originated loans charged-off:
Commercial and industrial	653	293	291	878	221
Commercial real estate	4,013	60	21	12	363
Residential real estate	90	424	584	263	338
Consumer and other	816	1,350	960	521	1,074
Leases	0	0	0	0	0
Total loans charged-off	$5,572	$2,127	$1,856	$1,674	$1,996

Recoveries of originated loans previously charged-off:
Commercial and industrial	70	50	119	576	809
Commercial real estate	100	812	980	859	1,277
Residential real estate	283	324	212	63	112
Consumer and other	294	679	405	325	487
Total loan recoveries	$747	$1,865	$1,716	$1,823	$2,685
Net loan charge-offs and (recoveries)	4,825	262	140	(149)	(689)
Additions to allowance charged to operations	1,318	3,897	4,228	4,137	2,467
Balance of originated allowance at end of year	$39,814	$43,321	$39,686	$35,598	$31,312
Originated allowance as a percentage of originated loans and leases outstanding	0.85%	0.95%	0.91%	0.92%	0.95%
Net charge-offs (recoveries) as a percentage of average originated loans and leases outstanding during the year	0.11%	0.01%	0.00%	0.00%	(0.02)%

	December 31,
(In thousands)	2019	2018	2017	2016	2015
Average acquired loans outstanding during year	$243,607	$284,901	$349,915	$431,572	$508,490
Balance of allowance at beginning of year	89	85	157	692	841

Acquired loans charged-off:
Commercial and industrial	43	41	74	698	77
Commercial real estate	2	82	159	181	400
Residential real estate	166	190	483	35	302
Consumer and other	7	0	2	121	6
Total loans charged-off	$218	$313	$718	$1,035	$785

Recoveries of acquired loans previously charged-off:
Commercial and industrial	33	106	24	20	7
Commercial real estate	74	31	637	268	142
Residential real estate	51	135	44	0	9
Consumer and other	1	0	8	28	0
Total loan recoveries	$159	$272	$713	$316	$158
Net loans charged-off	59	41	5	719	627
Additions (reductions) to allowance charged to operations	48	45	(67)	184	478
Balance of acquired allowance at end of year	$78	$89	$85	$157	$692
Acquired allowance as a percentage of acquired loans outstanding	0.03%	0.03%	0.02%	0.04%	0.14%
Net charge-offs as a percentage of average acquired loans and leases outstanding during the year	0.02%	0.01%	0.00%	0.17%	0.12%
Total net charge-offs as a percentage of average total loans and leases outstanding during the year	0.10%	0.01%	0.00%	0.00%	0.00%

The provision for loan and lease losses represents management’s estimate of the expense necessary to maintain the allowance for loan and lease losses at an appropriate level. Net loan charge-offs have been generally favorable over the four year period between 2015 and 2018. The increase in 2019 was related to the charge-off of $3.0 million related to one commercial real estate loan which had a specific reserve in the fourth quarter of 2018. The provision expense for originated loans over the past five years benefited from significant recoveries on two commercial/commercial real estate relationships that resulted in net loan recoveries on originated loans in 2016 and 2015 and smaller net charge-offs in 2018 and 2017. For 2019, favorable trends in certain qualitative factors, lower historical loss rates in all loan portfolios except for commercial real estate at year-end 2019 compared to year-end 2018, and lower specific reserves for impaired loans contributed to the lower allowance level at December 31, 2019 compared to December 31, 2018 and decrease in provision expense in 2019 compared to 2018. The allowance at December 31, 2018 included a specific reserve of $3.0 million related to one commercial real estate credit that was subsequently charged off in the first quarter of 2019. Provision expense for the acquired portfolio has remained relatively flat since 2017. Asset quality trends for the acquired portfolio continue to show improvement as evidenced by low net charge-offs and lower Special Mention and Substandard loans.

The ratio of the allowance for originated loan and lease losses as a percentage of total originated loans was 0.85% at year-end 2019 compared to 0.95% at year-end 2018. The allowance coverage to nonperforming loans and leases was 126.90% at December 31, 2019 compared to 163.25% at December 31, 2018. Management believes that, based upon its evaluation as of December 31, 2019, the allowance is appropriate.

Deposits and Other Liabilities

Total deposits were $5.2 billion at December 31, 2019, up $324.0 million or 6.6% compared to year-end 2018. The increase from year-end 2018 consisted of savings and money market balances, noninterest bearing deposits, and time deposits up $227.5 million, $58.7 million, $37.7 million, respectively.

The most significant source of funding for the Company is core deposits. The Company defines core deposits as total deposits less time deposits of $250,000 or more, brokered deposits, municipal money market deposits and reciprocal deposit relationships with municipalities. Core deposits increased by $182.3 million or 4.4% to $4.3 billion at year-end 2019 from $4.1 billion at year-end 2018. Core deposits represented 82.3% of total deposits at December 31, 2019, compared to 84.0% of total deposits at December 31, 2018.

Municipal money market accounts and reciprocal deposit relationships with municipalities totaled $616.2 million at year-end 2019, which increased 8.5% over year-end 2018. In general, there is a seasonal pattern to municipal deposits starting with a low point during July and August. Account balances tend to increase throughout the fall and into the winter months from tax deposits and receive an additional inflow at the end of March from the electronic deposit of state funds.

Table 1-Average Statements of Condition and Net Interest Analysis, shows the average balance and average rate paid on the Company’s primary deposit categories for the years ended December 31, 2019, 2018, and 2017. Average interest-bearing deposits were up $195.8 million or 5.6% for 2019 when compared to 2018. The average cost of interest-bearing deposits was 0.84% for 2019 and 0.48% for 2018. Average noninterest bearing deposits for 2019 were up $20.8 million or 1.5% over 2018. A maturity schedule of time deposits outstanding at December 31, 2019 is included in “Note 7 Deposits” in Notes to Consolidated Financial Statements in Part II, Item 8. of this Report.

The Company uses both retail and wholesale repurchase agreements. Retail repurchase agreements are arrangements with local customers of the Company, in which the Company agrees to sell securities to the customer with an agreement to repurchase those securities at a specified later date. Retail repurchase agreements totaled $60.3 million at December 31, 2019, and $81.8 million at December 31, 2018. Management generally views local repurchase agreements as an alternative to large time deposits. Refer to “Note 8 Federal Funds Purchased and Securities Sold Under Agreements to Repurchase” in Notes to Consolidated Financial Statements in Part II, Item 8. of this Report for further details on the Company’s repurchase agreements.

The Company’s other borrowings totaled $658.1 million at year-end 2019, which was $418.0 million below prior year end. The decrease was attributable to growth in deposits outpacing growth in loans during 2019. The $658.1 million in borrowings at December 31, 2019, included $239.1 million in overnight advances from the FHLB, $415.0 million in term advances from the FHLB and a $4.0 million advance from a third party bank. Borrowings of $1.1 billion at year-end 2018 included $647.1 million in overnight advances from the FHLB, $425.0 million of FHLB term advances, and a $4.0 million advance from a bank. Of the $415.0 million of the FHLB term advances at year-end 2019, $245.0 million are due in over one year. Refer to “Note 9 - Other Borrowings” in Notes to Consolidated Financial Statements in Part II, Item 8. of this Report for further details on the Company’s term borrowings with the FHLB.

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

Core deposits, discussed above under “Deposits and Other Liabilities”, are a primary and low cost funding source obtained primarily through the Company’s branch network. In addition to core deposits, the Company uses non-core funding sources to support asset growth. These non-core funding sources include time deposits of $250,000 or more, brokered time deposits, municipal money market deposits, reciprocal deposits, bank borrowings, securities sold under agreements to repurchase, overnight borrowings and term advances from the FHLB and other funding sources. Rates and terms are the primary determinants of the mix of these funding sources.

Non-core funding sources totaled $1.6 billion at December 31, 2019, a decrease of $297.8 million or 15.4% from $1.9 billion at December 31, 2018. Non-core funding sources decreased year-over-year as the Company experienced sufficient growth in core deposits to fund earning asset growth. Non-core funding sources as a percentage of total liabilities decreased from 31.6% at year-end 2018 to 27.1% at year-end 2019.

Non-core funding sources may require securities to be pledged against the underlying liability. Securities carried at $1.2 billion at December 31, 2019 and 2018, were either pledged or sold under agreements to repurchase. Pledged securities or securities sold under agreements to repurchase represented 89.7% of total securities at December 31, 2019, compared to 77.8% of total securities at December 31, 2018.

Cash and cash equivalents totaled $138.0 million as of December 31, 2019, up from $80.4 million at December 31, 2018. Short-term investments, consisting of securities due in one year or less, increased from $86.8 million at December 31, 2018, to $108.1 million at December 31, 2019.

Cash flow from the loan and investment portfolios provides a significant source of liquidity. These assets may have stated maturities in excess of one year, but they have monthly principal reductions. Total mortgage-backed securities, at fair value, were $824.0 million at December 31, 2019 compared with $758.9 million at December 31, 2018. Outstanding principal balances of residential mortgage loans, consumer loans, and leases totaled approximately $1.5 billion at December 31, 2019 compared to $1.4 billion at December 31, 2018. Aggregate amortization from monthly payments on these assets provides significant additional cash flow to the Company.

Liquidity is enhanced by ready access to national and regional wholesale funding sources including Federal funds purchased, repurchase agreements, brokered certificates of deposit, and FHLB advances. Through its subsidiary banks, the Company has borrowing relationships with the FHLB and correspondent banks, which provide secured and unsecured borrowing capacity. At December 31, 2019, the unused borrowing capacity on established lines with the FHLB was $1.3 billion.

As members of the FHLB, the Company’s subsidiary banks can use certain unencumbered mortgage-related assets and securities to secure additional borrowings from the FHLB. At December 31, 2019, total unencumbered mortgage loans and securities of the Company were $850.8 million. Additional assets may also qualify as collateral for FHLB advances upon approval of the FHLB.

The Company has not identified any trends or circumstances that are reasonably likely to result in material increases or decreases in liquidity in the near term.

Table 7 - Loan Maturity

Remaining maturity of originated loans	December 31, 2019
(In thousands)	Total	Less than 1 year	After 1 year to 5 years	After 5 years
Commercial and industrial	$968,985	$237,057	$289,483	$442,445
Commercial real estate	2,296,648	113,282	237,165	1,946,201
Residential real estate	1,344,466	111	14,882	1,329,473
Total	$4,610,099	$350,450	$541,530	$3,718,119

Remaining maturity of acquired loans	December 31, 2019
(In thousands)	Total	Less than 1 year	After 1 year to 5 years	After 5 years
Commercial and industrial	$39,076	$19,065	$3,619	$16,392
Commercial real estate	146,917	11,867	70,529	64,521
Residential real estate	33,371	2,795	4,179	26,397
Total	$219,364	$33,727	$78,327	$107,310

Of the loan amounts shown above in Table 7 - Loan Maturity, maturing over 1 year, $2.0 billion have fixed rates and $2.4 billion have adjustable rates.

Off-Balance Sheet Arrangements

In the normal course of business, the Company is party to certain financial instruments, which in accordance with accounting principles generally accepted in the United States, are not included in its Consolidated Statements of Condition. These transactions include commitments under standby letters of credit, unused portions of lines of credit, and commitments to fund new loans and are undertaken to accommodate the financing needs of the Company’s customers. Loan commitments are agreements by the Company to lend monies at a future date. These loan and letter of credit commitments are subject to the same credit policies and reviews as the Company’s loans. Because most of these loan commitments expire within one year from the date of issue, the total amount of these loan commitments as of December 31, 2019, are not necessarily indicative of future cash requirements. Further information on these commitments and contingent liabilities is provided in “Note 17 Commitments and Contingent Liabilities” in Notes to Consolidated Financial Statements in Part II, Item 8. of this Report.

Contractual Obligations

The Company leases land, buildings, and equipment under operating lease arrangements extending to the year 2090. Most leases include options to renew for periods ranging from 5 to 20 years. In addition, the Company has a software contract for its core banking application through June 30, 2024 along with contracts for more specialized software programs through 2020. Further information on the Company’s lease arrangements is provided in “Note 6 Premises and Equipment” in Notes to Consolidated Financial Statements in Part II, Item 8. of this Report. The Company’s contractual obligations as of December 31, 2019, are shown in Table 8-Contractual Obligations and Commitments below.

Table 8 - Contractual Obligations and Commitments

Contractual cash obligations	At December 31, 2019 Payments due within
(In thousands)	Total	1 year	1-3 years	3-5 years	After 5 years
Long-term debt	$436,320	$177,017	$127,092	$132,211	$0
Trust Preferred Debentures[1]	32,472	1,000	2,001	2,001	27,470
Operating leases [2]	46,826	4,492	8,221	7,508	26,605
Software contracts	6,731	1,568	2,956	2,207	0
Total contractual cash obligations	$522,349	$184,077	$140,270	$143,927	$54,075

1  Dollar amounts include interest payments and contractual payments due until maturity without conversion to stock or early redemption for the remainder of the Company's Trust Preferred Debentures.
2 Operating leases include renewals the Company considers reasonably certain to exercise.

Recently Issued Accounting Standards

Newly Adopted Accounting Standards
ASU No. 2016-02, “Leases.” Under the new guidance, lessees are required to recognize the following for all leases: 1) a lease liability, which is the present value of a lessee’s obligation to make lease payments, and 2) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Lessor accounting under the new guidance remains largely unchanged as it is substantially equivalent to existing guidance for sales-type leases, direct financing leases, and operating leases. Leveraged leases have been eliminated, although lessors can continue to account for existing leveraged leases using the current accounting guidance. Other limited changes were made to align lessor accounting with the lessee accounting model and the new revenue recognition standard. All entities will classify leases to determine how to recognize lease-related revenue and expense. Quantitative and qualitative disclosures are required by lessees and lessors to meet the objective of enabling users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. The intention is to require enough information to supplement the amounts recorded in the financial statements so that users can understand more about the nature of an entity’s leasing activities. ASU No. 2016-02 is effective for interim and annual reporting periods beginning after December 15, 2018. All entities are required to use a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements. As the Company elected the transition option provided in ASU No. 2018-11 (see below), the modified retrospective approach was applied on January 1, 2019. The Company also elected certain relief options offered in ASU 2016-02 including the package of practical expedients, however, the Company has chosen to continue to separate lease and non-lease components instead of accounting for them as a single lease component. The Company did not elect the hindsight practical expedient, which allows entities to use hindsight when determining lease term and impairment of right-of-use assets. The Company has several lease agreements, such as leases for branch locations, which are considered operating leases, and therefore, were not previously recognized on the Company’s consolidated statements of condition. The new guidance requires these lease agreements to be recognized on the consolidated statements of condition as a right-of-use asset and a corresponding lease liability. The new guidance did not have a material impact on the consolidated statements of income or the consolidated statements of cash flows. See Note 20 - "Leases" for more information.

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

ASU No. 2019-01, “Leases: Codification Improvements.” This ASU (1) states that for lessors that are not manufacturers or dealers, the fair value of the underlying asset is its cost, less any volume or trade discounts, as long as there is not a significant amount of time between acquisition of the asset and lease commencement; (2) clarifies that lessors in the scope of ASC 942 (such as the Company) must classify principal payments received from sales-type and direct financing leases in investing activities in the statement of cash flows; and (3) clarifies the transition guidance related to certain interim disclosures provided in the year of adoption. To coincide with the adoption of ASU No. 2016-02, the Company elected to early adopt ASU 2019-01 effective January 1, 2019. The adoption of this ASU did not have a material impact on the Company’s Consolidated Financial Statements.

ASU No. 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities.” This ASU addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments by making targeted improvements to GAAP as follows: (1) require equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. However, an entity may choose to measure equity investments that do not have readily determinable fair values at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer; (2) simplify the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment. When a qualitative assessment indicates that impairment exists, an entity is required to measure the investment at fair value; (3) eliminate the requirement to disclose the fair value of financial instruments measured at amortized cost for entities that are not public business entities; (4) eliminate the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; (5) require public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; (6) require an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments; (7) require separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (that is, securities or loans and receivables) on the balance sheet or the accompanying notes to the financial statements; and (8) clarify that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. The Company adopted ASU No. 2016-01 effective January 1, 2018, and recognized a cumulative-effect adjustment of $65,000 for the after-tax impact of the unrealized loss on equity securities. In addition, the Company measures the fair value of its loan portfolio using an exit price notion. Refer to Note 19 - "Fair Value".

ASU 2017-08, “Receivables - Nonrefundable Fees and Other Costs (Subtopic 310-20) - Premium Amortization on Purchased Callable Debt Securities.” ASU 2017-08 shortens the amortization period for certain callable debt securities held at a premium to require such premiums to be amortized to the earliest call date unless applicable guidance related to certain pools of securities is applied to consider estimated prepayments. Under prior guidance, entities were generally required to amortize premiums on individual, non-pooled callable debt securities as a yield adjustment over the contractual life of the security. ASU 2017-08 does not change the accounting for callable debt securities held at a discount. ASU 2017-08 became effective for us on January 1, 2019 and did not have a significant impact on the Company's Consolidated Financial Statements.

ASU 2017-12, “Derivatives and Hedging (Topic 815) - Targeted Improvements to Accounting for Hedging Activities.” ASU 2017-12 amends the hedge accounting recognition and presentation requirements in ASC 815 to improve the transparency and understandability of information conveyed to financial statement users about an entity’s risk management activities to better align the entity’s financial reporting for hedging relationships with those risk management activities and to reduce the complexity of and simplify the application of hedge accounting. ASU 2017-12 became effective for us on January 1, 2019 and did not have a significant impact on the Company's Consolidated Financial Statements.

ASU 2018-16, “Derivatives and Hedging (Topic 815) - Inclusion of the Secured Overnight Financing Rate (SOFR) Overnight Index Swap (OIS) Rate as a Benchmark Interest Rate for Hedge Accounting Purposes.” The amendments in this update permit use of the OIS rate based on SOFR as a U.S. benchmark interest rate for hedge accounting purposes under Topic 815 in addition to the interest rates on direct U.S. Treasury obligations, the LIBOR swap rate, the OIS rate based on the Fed Funds Effective Rate and the Securities Industry and Financial Markets Association (SIFMA) Municipal Swap Rate. ASU 2018-16 became effective for us on January 1, 2019 and did not have a significant impact on the Company's Consolidated Financial Statements.

ASU 2019-04, “Codification Improvements to Topic 326, Financial Instruments-Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments.” ASU 2019-04 makes clarifications and corrections to the application of the guidance contained in each of the amended topics. The following is not an all-inclusive listing of every Topic affected by ASU 2019-04, but focuses on those Topics related to Investments-Debt and Equity Securities. Regarding Topic 825, the amendments provide scope clarifications for Subtopics 320-10, Investments-Debt and Equity Securities-Overall, and 321-10, Investments-Equity Securities-Overall, held-to maturity debt securities fair value disclosures, and re-measurement of equity securities at historical exchange rates. The Company early adopted ASU 2019-04 on November 30, 2019. Since the Company had already adopted ASU 2016-01 and 2017-12, the related amendments are effective as of November 30, 2019. As part of the adoption, the Company reclassified $138.4 million aggregate amortized cost basis of debt securities held-to-maturity to debt securities available-for-sale. The Company did not reclassify debt securities from held-to-maturity to available-for-sale upon adoption of the amendments in ASU 2017-12. Refer to Note 2 - "Securities".

Accounting Standards Pending Adoption
ASU No. 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” ASU 2016-13 requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts and requires enhanced disclosures related to the significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an organization’s portfolio. In addition, ASU 2016-13 amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. ASU 2016-13 will be effective on January 1, 2020. Upon adoption in the first quarter of 2020, a cumulative effect adjustment for the change in the allowance for credit losses will be recognized in retained earnings.  The cumulative-effect adjustment to retained earnings, net of taxes, will be comprised of the impact to the allowance for credit losses on outstanding loans and leases and the impact to the liability for off-balance sheet commitments.

The Company has evaluated the guidance through a cross-functional committee with members from Finance, Accounting, Risk Management, Internal Audit, and Credit Administration, along with the engagement of a third party for model development and a third party for model validation.  Based on parallel modeling and testing performed in the third and fourth quarter of 2019, as well as implementation analysis utilizing existing exposures and forecasts of macroeconomic conditions as of year end, we currently expect that the adoption of ASU 2016-13 will result in an allowance for credit losses at January 1, 2020, in the range of $34.0 million to $39.0 million.  At December 31, 2019, our allowance for loan and lease losses totaled $39.9 million.  We are currently finalizing the execution of our implementation controls and processes, and the review of our most recent model run and assumptions, including qualitative adjustments and purchase credit deteriorated  loans. Due to these activities still being in a finalization stage, the ultimate impact of the adoption of ASU 2013-13, as of January 1, 2020, could differ from our current expectation.

ASU 2017-04, “Intangibles - Goodwill and Other (Topic 350) - Simplifying the Test for Goodwill Impairment.” ASU 2017-04 eliminates Step 2 from the goodwill impairment test which required entities to compute the implied fair value of goodwill. Under ASU 2017-04, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. ASU 2017-04 will be effective for us on January 1, 2020. Tompkins is currently evaluating the potential impact of ASU 2017-04 on our consolidated financial statements.

ASU 2018-13, “Fair Value Measurement (Topic 820) - Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement.” ASU 2018-13 modifies the disclosure requirements on fair value measurements in Topic 820. The amendments in this update remove disclosures that no longer are considered cost beneficial, modify/clarify the specific requirements of certain disclosures, and add disclosure requirements identified as relevant. ASU 2018-13 will be effective for us on January 1, 2020, and is not expected to have a significant impact on our consolidated financial statements.

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

ASU 2018-15, “Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40) - Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract.” ASU 2018-15 clarifies certain aspects of ASU 2015-05, “Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement,” which was issued in April 2015. Specifically, ASU 2018-15 aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). ASU 2018-15 does not affect the accounting for the service element of a hosting arrangement that is a service contract. ASU 2018-15 will be effective for us on January 1, 2020. Tompkins is currently evaluating the potential impact of ASU 2018-15 on our consolidated financial statements.

ASU No 2019-12, "Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes.” ASU 2019-12 removes certain exceptions to the general principles in Topic 740 in Generally Accepted Accounting Principles. ASU 2019-12 is effective for public entities for fiscal years beginning after December 15, 2020, with early adoption permitted. Tompkins is currently evaluating the potential impact of ASU 2019-12 on our consolidated financial statements.

Fourth Quarter Summary

Net income for the fourth quarter of 2019 was $21.1 million, up $2.2 million over the same period in 2018. Diluted earnings per share of $1.40 for the fourth quarter of 2019 were up from $1.23 in the fourth quarter of 2018.

Net interest income of $53.2 million for the fourth quarter of 2019 was unchanged from the same period in 2018. The net interest margin for the fourth quarter of 2019 was 3.44%, up slightly from the 3.34% reported for the quarter ended December 31, 2018, and 3.43% for the third quarter of 2019. When compared to the third quarter of 2019, the fourth quarter of 2019 saw lower yields on earning assets that were mostly offset by lower funding costs.

Average deposits for the fourth quarter of 2019 increased $357.8 million, or 7.2% compared to the same period in 2018. Included in the growth of average deposits during 2019 was a $40.4 million increase in average noninterest bearing deposits, up 2.8% from the fourth quarter of 2018.

The provision for loan and lease losses for the fourth quarter of  2019 was a negative $1.0 million compared to an expense of $2.1 million in the fourth quarter of 2018. The fourth quarter provision expense in 2018 included a specific reserve of $3.5 million related to one large commercial real estate loan.

Noninterest income was $18.0 million for the fourth quarter of 2019, down $1.9 million or 9.5% compared to the same period in 2018. The decrease in noninterest income was largely due to the fact that results from the fourth quarter of the prior year included higher than normal investment service fees associated with trust and estate activities related to the settlement of a large estate, as well as the collection of nonaccrual interest and fees associated with a loan that was previously charged off.

Noninterest expense was $45.9 million for the fourth quarter of 2019, down $1.3 million or 2.8% over the fourth quarter of 2018. Other expenses for the fourth quarter of 2019 decreased by $2.9 million from the same period in 2018. Of this decrease, $1.3 million represented a decrease in professional fees, primarily related to investments made in 2018 strengthening the Company’s compliance and information security infrastructure.

Income tax expense for the fourth quarter of 2019 was $5.2 million compared to $4.9 million for the fourth quarter of 2018. The Company's effective tax rate was 20.4% in the fourth quarter of 2019, compared to 20.9% for the same period in 2018.

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

The Company’s Board of Directors has set a policy that interest rate risk exposure will remain within a range whereby net interest income will not decline by more than 10% in one year as a result of a 100 basis point parallel change in rates. Based upon the simulation analysis performed as of November 30, 2019, a 200 basis point parallel upward change in interest rates over a one-year time frame would result in a one-year decrease in net interest income of approximately 3.2% from the base case, while a 100 basis point parallel decline in interest rates over a one-year period would result in a one-year increase in net interest income of approximately 0.25% from the base case. The simulation assumes no balance sheet growth and no management action to address balance sheet mismatches.

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

In addition to the simulation analysis, management uses an interest rate gap measure. Table 9-Interest Rate Risk Analysis below is a Condensed Static Gap Report, which illustrates the anticipated repricing intervals of assets and liabilities as of December 31, 2019. The Company’s one-year interest rate gap was a negative $173.6 million or 2.58% of total assets at December 31, 2019, compared with a negative $897.7 million or 13.3% of total assets at December 31, 2018. The change from year-end 2018 to year-end 2019 is mainly due to deposit growth and the resulting decrease in overnight borrowings with the FHLB. A negative gap position exists when the amount of interest-bearing liabilities maturing or repricing exceeds the amount of interest-earning assets maturing or repricing within a particular time period. This analysis suggests that the Company’s net interest income is more vulnerable to an increasing rate environment than it is to a prolonged declining interest rate environment. An interest rate gap measure could be significantly affected by external factors such as a rise or decline in interest rates, loan or securities prepayments, and deposit withdrawals.

Table 9 - Interest Rate Risk Analysis

Condensed Static Gap - December 31, 2019
(In thousands)	Total	0-3 months	3-6 months	6-12 months	12 months
Interest-earning assets[1]	$6,246,457	$1,256,500	$351,806	$612,716	$2,221,022
Interest-bearing liabilities	4,491,182	1,967,200	144,863	282,567	2,394,630
Net gap position		(710,700)	206,943	330,149	(173,608)
Net gap position as a percentage of total assets		(10.57)%	3.08%	4.91%	(2.58)%
1Balances of available-for-sale securities are shown at amortized cost.

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

The Audit/Examining Committee of the board of directors, composed solely of outside directors, meets periodically and privately with management, internal auditors, and the independent registered public accounting firm, KPMG LLP, to review matters relating to the quality of financial reporting, internal accounting control, and the nature, extent, and results of audit efforts. The independent registered public accounting firm and internal auditors have unlimited access to the Audit/Examining Committee to discuss all such matters. The consolidated financial statements have been audited by KPMG LLP for the purpose of expressing an opinion on the consolidated financial statements. In addition, KPMG LLP has audited internal control over financial reporting, as of December 31, 2019.

/s/ Stephen S. Romaine	/s/ Francis M. Fetsko	Date:	March 2, 2020

Stephen S. Romaine	Francis M. Fetsko
Chief Executive Officer	Chief Financial Officer
Chief Operating Officer

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Tompkins Financial Corporation:

Opinion on Internal Control Over Financial Reporting
We have audited Tompkins Financial Corporation and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statements of condition of the Company as of December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, cash flows, and changes in shareholders’ equity for each of the years in the three-year period ended December 31, 2019, and the related notes (collectively, the consolidated financial statements), and our report dated March 2, 2020 expressed an unqualified opinion on those consolidated financial statements.
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
March 2, 2020

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Tompkins Financial Corporation:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated statements of condition of Tompkins Financial Corporation and subsidiaries (the Company) as of December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, cash flows, and changes in shareholders’ equity for each of the years in the three‑year period ended December 31, 2019, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 2, 2020 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgment. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Assessment of the allowance for originated loan losses related to loans collectively evaluated for impairment
As discussed in Notes 1 and 4 to the consolidated financial statements, the Company’s allowance for originated loan losses related to loans collectively evaluated for impairment (ALLL) was $38.9 million of a total allowance for loan losses of $39.8 million as of December 31, 2019. The ALLL estimate consists of the following components: criticized and classified credits, historical loss experience and qualitative/subjective analysis. The criticized and classified credits component of the ALLL is estimated based upon loss factors assigned by internal risk ratings for commercial loans. The historical loss experience component of the ALLL is estimated using a historical loss methodology based on pooling of loans with similar risk characteristics, including internal risk ratings for commercial loans, the historical loss experience, look-back period, and loss emergence periods. The qualitative/subjective analysis component includes qualitative factors when internal and external factors are identified that are not taken into account by the criticized and classified credits and historical loss experience components of the ALLL.

We identified the assessment of the ALLL as a critical audit matter because of the complex and subjective auditor judgment that was involved. Specifically, complex and subjective auditor judgment was required to assess the (1) methodologies for the criticized and classified credits and historical loss experience components of the ALLL, (2) key factors and assumptions, including look-back period, loss emergence periods, and internal risk ratings assigned to commercial loans, and (3) development and evaluation of qualitative factors.
The primary procedures we performed to address the critical audit matter included the following. We tested certain internal controls over the Company’s ALLL process, including controls related to the (1) development of the methodologies including key factors and assumptions, (2) determination of the qualitative factors, and (3) periodic testing of commercial loan internal risk ratings. We tested the relevance of sources of internal and external data and key factors and assumptions, including the look-back period, by evaluating the sufficiency of loss data within the look-back period. We assessed the appropriateness of the loss emergence period assumptions by considering the Company’s credit risk policies and testing observable loss data. We tested the qualitative/subjective analysis component and related qualitative factors by:

–	evaluating the relevance of peer group and industry proxy loss data and sources of data and assumptions used to allocate the qualitative factors,

–	evaluating fluctuations over the look-back period in criticized and classified loans and basis points applied for the qualitative factors by loan segment,

–	analyzing the determination of each qualitative factor and corresponding allowance based on management’s qualitative framework process, basis point adjustment, and supporting documentation, and

–	evaluating trends in the ALLL, including the qualitative factors, for consistency with trends in loan portfolio growth and credit performance.

We involved credit risk professionals with specialized industry knowledge and experience, who assisted in evaluating the:

–	Company’s ALLL methodology for compliance with U.S. generally accepted accounting principles,

–	length of the look-back period assumption,

–	methodology used to develop the loss emergence periods,

–	internal risk ratings for commercial loans,

–	analysis used to develop the resulting qualitative factors and the effect of those factors on the ALLL compared with relevant credit risk factors and credit trends,

–	maximum qualitative factor adjustment by considering the stability of the loss emergence period based on consistency in historic loss experience, and

–
allocation of the maximum qualitative factor adjustment to each qualitative factor based on consideration of which factors are more relevant in driving losses, and changes in weightings year-over-year.

/s/ KPMG LLP

We have served as the Company's auditor since 1995.

Albany, New York
March 2, 2020

TOMPKINS FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CONDITION

(In thousands, except share and per share data)	As of	As of
ASSETS	12/31/2019	12/31/2018

Cash and noninterest bearing balances due from banks	$136,010	$78,524
Interest bearing balances due from banks	1,972	1,865
Cash and Cash Equivalents	137,982	80,389

Available-for-sale securities, at fair value (amortized cost of $1,293,239 at December 31, 2019 and $1,363,902 at December 31, 2018)	1,298,587	1,332,658
Held-to-maturity securities, at amortized cost (fair value of $0 at December 31, 2019 and $139,377 at December 31, 2018)	0	140,579
Equity securities, at fair value (amortized cost $915 at December 31, 2019 and $887 at December 31, 2018)	915	887
Originated loans and leases, net of unearned income and deferred costs and fees	4,697,401	4,568,741
Acquired loans	220,149	265,198
Less: Allowance for loan and lease losses	39,892	43,410
Net Loans and Leases	4,877,658	4,790,529

Federal Home Loan Bank and other stock	33,695	52,262
Bank premises and equipment, net	94,355	97,202
Corporate owned life insurance	82,961	81,928
Goodwill	92,447	92,283
Other intangible assets, net	6,223	7,628
Accrued interest and other assets	100,800	82,091
Total Assets	6,725,623	6,758,436
LIABILITIES
Deposits:
Interest bearing:
Checking, savings and money market	3,080,686	2,853,190
Time	675,014	637,295
Noninterest bearing	1,457,221	1,398,474
Total Deposits	5,212,921	4,888,959

Federal funds purchased and securities sold under agreements to repurchase	60,346	81,842
Other borrowings	658,100	1,076,075
Trust preferred debentures	17,035	16,863
Other liabilities	114,167	73,826
Total Liabilities	6,062,569	6,137,565
EQUITY
Tompkins Financial Corporation shareholders' equity:
Common Stock - par value $.10 per share: Authorized 25,000,000 shares; Issued: 15,014,499 at December 31, 2019; and 15,348,287 at December 31, 2018	1,501	1,535
Additional paid-in capital	338,507	366,595
Retained earnings	370,477	319,396
Accumulated other comprehensive loss	(43,564)	(63,165)
Treasury stock, at cost – 123,956 shares at December 31, 2019, and 122,227 shares at December 31, 2018	(5,279)	(4,902)
Total Tompkins Financial Corporation Shareholders’ Equity	661,642	619,459

Noncontrolling interests	1,412	1,412
Total Equity	$663,054	$620,871
Total Liabilities and Equity	$6,725,623	$6,758,436
 See notes to consolidated financial statements.

TOMPKINS FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

	Year ended December 31,
(In thousands, except per share data)	2019	2018	2017
INTEREST AND DIVIDEND INCOME
Loans	$226,723	$214,370	$191,410
Due from banks	41	31	37
Available-for-sale securities	28,460	30,377	29,721
Held-to-maturity securities	3,151	3,437	3,475
Federal Home Loan Bank stock and Federal Reserve Bank stock	3,003	3,377	2,121
Total Interest and Dividend Income	261,378	251,592	226,764
INTEREST EXPENSE
Time certificates of deposits of $250,000 or more	3,095	1,712	1,880
Other deposits	27,809	14,883	10,253
Federal funds purchased and securities sold under agreements to repurchase	143	152	235
Trust preferred debentures	1,276	1,227	1,158
Other borrowings	18,427	21,818	11,934
Total Interest Expense	50,750	39,792	25,460
Net Interest Income	210,628	211,800	201,304
Less: Provision for loan and lease losses	1,366	3,942	4,161
Net Interest Income After Provision for Loan and Lease Losses	209,262	207,858	197,143
NONINTEREST INCOME
Insurance commissions and fees	31,091	29,369	28,778
Investment services income	16,434	17,288	15,665
Service charges on deposit accounts	8,321	8,435	8,437
Card services income	10,526	9,693	9,100
Other income	8,416	13,130	7,631
Net gain (loss) on securities transactions	645	(466)	(407)
Total Noninterest Income	75,433	77,449	69,204
NONINTEREST EXPENSES
Salaries and wages	89,399	85,625	81,948
Other employee benefits	23,488	22,090	21,458
Net occupancy expense of premises	13,210	13,309	13,214
Furniture and fixture expense	7,815	7,351	7,028
Amortization of intangible assets	1,673	1,771	1,932
Other operating expenses	46,249	50,921	45,525
Total Noninterest Expenses	181,834	181,067	171,105
Income Before Income Tax Expense	102,861	104,240	95,242
Income Tax Expense	21,016	21,805	42,620
Net Income Attributable to Noncontrolling Interests and Tompkins Financial Corporation	81,845	82,435	52,622
Less: Net income attributable to noncontrolling interests	127	127	128
Net Income Attributable to Tompkins Financial Corporation	$81,718	$82,308	$52,494
Basic Earnings Per Share	$5.39	$5.39	$3.46
Diluted Earnings Per Share	$5.37	$5.35	$3.43
See notes to consolidated financial statements.

TOMPKINS FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year ended December 31,
(In thousands)	2019	2018	2017
Net income attributable to noncontrolling interests and Tompkins Financial Corporation	$81,845	$82,435	$52,622
Other comprehensive income (loss), net of tax:

Available-for-sale securities:
Change in net unrealized gain (loss) during the period	25,241	(10,981)	(2,681)
Unrealized gains on HTM securities transferred to AFS securities	2,852	0	0
Reclassification adjustment for net realized (gain) loss on sale included in available-for-sale securities	(465)	332	244

Employee benefit plans:
Net retirement plan loss	(7,642)	(2,594)	(3,434)
Net actuarial gain due to curtailment	(302)	0	0
Net retirement plan prior service (credit) cost	(1,373)	0	728
Amortization of net retirement plan actuarial gain	1,266	1,298	905
Amortization of net retirement plan prior service cost	24	11	9

Other comprehensive income (loss)	19,601	(11,934)	(4,229)

Subtotal comprehensive income attributable to noncontrolling interests and Tompkins Financial Corporation	101,446	70,501	48,393
Less: Total comprehensive income attributable to noncontrolling interests	(127)	(127)	(128)
Total comprehensive income attributable to Tompkins Financial Corporation	$101,319	$70,374	$48,265

See notes to consolidated financial statements.

TOMPKINS FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
(In thousands)	2019	2018	2017
OPERATING ACTIVITIES
Net income attributable to Tompkins Financial Corporation	$81,718	$82,308	$52,494
Adjustments to reconcile net income attributable to Tompkins Financial Corporation, to net cash provided by operating activities:
Provision for loan and lease losses	1,366	3,942	4,161
Depreciation and amortization of premises, equipment, and software	10,044	9,554	8,269
Accretion related to purchase accounting	(1,448)	(1,948)	(2,978)
Amortization of intangible assets	1,673	1,771	1,932
Earnings from corporate owned life insurance, net	(2,164)	(1,818)	(2,196)
Net amortization on securities	7,435	8,816	10,483
Deferred income tax expense	3,073	2,354	14,598
Net (gain) loss on sale of securities transactions	(645)	466	407
Net gain on sale of loans	(227)	(458)	(50)
Proceeds from sale of loans	17,122	28,195	4,601
Loans originated for sale	(15,007)	(30,151)	(4,831)
Net gain on sale of bank premises and equipment	(98)	(2,946)	(30)
Net excess tax benefit from stock based compensation	944	680	1,635
Stock-based compensation expense	4,235	3,477	2,956
Increase (decrease) in interest receivable	1,629	(800)	(2,731)
Increase in accrued interest payable	78	355	152
Contribution to pension plan	0	0	(1,750)
Other, net	(8,113)	3,468	(1,057)
Net Cash Provided by Operating Activities	101,615	107,265	86,065
INVESTING ACTIVITIES
Proceeds from maturities, calls and principal paydowns of available-for-sale securities	302,978	151,053	166,625
Proceeds from sales of available-for-sale securities	232,598	70,652	64,106
Proceeds from maturities, calls and principal paydowns of held-to-maturity securities	9,588	6,729	8,068
Purchases of available-for-sale securities	(333,151)	(185,467)	(208,502)
Purchases of held-to-maturity securities	(7,589)	(8,492)	(5,556)
Net increase in loans and leases	(89,582)	(161,760)	(411,770)
Net increase in Federal Home Loan Bank stock	18,567	(1,764)	(7,365)
Proceeds from sale of bank premises and equipment	448	3,317	157
Purchases of bank premises, equipment and software	(6,014)	(18,084)	(35,290)
Redemption of corporate owned life insurance	1,370	0	0
Net cash used in acquisitions	(436)	0	0
Other, net	5,209	216	2,576
Net Cash Provided by (Used in) Investing Activities	133,986	(143,600)	(426,951)
FINANCING ACTIVITIES
Net increase in demand, money market, and savings deposits	286,243	162,107	335,207
Net increase (decrease) in time deposits	38,591	(109,732)	(121,459)
Net (decrease) increase in securities sold under agreements to repurchase and Federal funds purchased	(21,496)	6,665	6,115
Increase in other borrowings	526,853	524,492	750,918
Redemption of trust preferred debentures	0	0	(21,161)
Repayment of other borrowings	(944,828)	(520,159)	(563,991)
Net shares issued related to restricted stock awards	(1,875)	(1,403)	(1,294)
Cash dividends	(30,637)	(29,634)	(27,627)
Repurchase of common stock	(29,867)	(2,448)	0
Shares issued for dividend reinvestment plan	0	0	2,872
Shares issued for employee stock ownership plan	0	3,073	2,296
Net proceeds from exercise of stock options	(992)	(540)	(641)
Net Cash Provided by (Used in) Financing Activities	(178,008)	32,421	361,235
Net Increase (Decrease) Cash and Cash Equivalents	57,593	(3,914)	20,349
Cash and cash equivalents at beginning of year	80,389	84,303	63,954
Total Cash & Cash Equivalents at End of Year	$137,982	$80,389	$84,303

TOMPKINS FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

Supplemental Cash Flow Information

	Year ended December 31,
(In thousands)	2019	2018	2017

Cash paid during the year for - Interest	$51,545	$40,660	$26,387
Cash paid, net of refunds, during the year for - Income taxes	16,727	16,949	31,011
Non-cash investing and financing activities:
Transfer of loans to other real estate owned	803	518	2,886
Transfer of securities from held-to-maturity to available-for-sale	138,206	0	0

See notes to consolidated financial statements.

TOMPKINS FINANCIAL CORPORATION CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(In thousands except share and per share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Non- controlling Interests	Total
Balances at December 31, 2016	$1,517	$357,414	$230,182	$(37,109)	$(4,051)	$1,452	$549,405
Reclassification due to the adoption of ASU No. 2018-02			9,958	(9,958)			0
Net income attributable to noncontrolling interests and Tompkins Financial Corporation			52,494			128	52,622
Other comprehensive loss				(4,229)			(4,229)
Total Comprehensive Income							48,393
Cash dividends ($1.82 per share)			(27,627)				(27,627)
Net exercise of stock options (22,277 shares, net)	2	(643)					(641)
Stock-based compensation expense		2,956					2,956
Shares issued for dividend reinvestment plan (34,750 shares)	4	2,868					2,872
Shares issued for employee stock ownership plan (27,412 shares)	3	2,293					2,296
Directors deferred compensation plan (2,808 shares)		441			(441)		0
Restricted stock activity (45,269 shares)	4	(1,298)					(1,294)
Partial repurchase of noncontrolling interest						(30)	(30)
Dividend to noncontrolling interests						(128)	(128)
Balances at December 31, 2017	$1,530	$364,031	$265,007	$(51,296)	$(4,492)	$1,422	$576,202
Net income attributable to noncontrolling interests and Tompkins Financial Corporation			82,308			127	82,435
Other comprehensive loss				(11,934)			(11,934)
Total Comprehensive Income							70,501
Cash dividends ($1.94 per share)			(29,634)				(29,634)
Net exercise of stock options (10,786 shares)	1	(541)					(540)
Common stock repurchased and returned to unissued status (32,483 shares)	(3)	(2,445)					(2,448)
Stock-based compensation expense		3,477					3,477
Shares issued for employee stock ownership plan (38,883 shares)	4	3,069					3,073
Directors deferred compensation plan (1,422 shares)		410			(410)		0
Restricted stock activity (29,577 shares)	3	(1,406)					(1,403)
Adoption of Accounting Guidance ASU 2016-01			(65)	65			0
Adoption of Accounting Guidance ASU 2014-09			1,780				1,780
Partial repurchase of noncontrolling interest						(10)	(10)
Dividend to noncontrolling interests						(127)	(127)
Balances at December 31, 2018	$1,535	$366,595	$319,396	$(63,165)	$(4,902)	$1,412	$620,871

TOMPKINS FINANCIAL CORPORATION CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (continued)

(In thousands except share and per share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Non- controlling Interests	Total
Balances at December 31, 2018	$1,535	$366,595	$319,396	$(63,165)	$(4,902)	$1,412	$620,871
Net income attributable to noncontrolling interests and Tompkins Financial Corporation			81,718			127	81,845
Other comprehensive income				19,601			19,601
Total Comprehensive Income							101,446
Cash dividends ($2.02 per share)			(30,637)				(30,637)
Net exercise of stock options (18,053 shares)	2	(994)					(992)
Common stock repurchased and returned to unissued status (376,021 shares)	(38)	(29,829)					(29,867)
Stock-based compensation expense		4,235					4,235
Directors deferred compensation plan (1,729 shares)		377			(377)		0
Restricted stock activity (24,180 shares)	2	(1,877)					(1,875)
Dividend to noncontrolling interests						(127)	(127)
Balances at December 31, 2019	$1,501	$338,507	$370,477	$(43,564)	$(5,279)	$1,412	$663,054

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

The Company determines whether it has a controlling financial interest in an entity by first evaluating whether the entity is a voting interest entity or a variable interest entity under U.S. accounting principles generally accepted. Voting interest entities are entities in which the total equity investment at risk is sufficient to enable the entity to finance itself independently and provides the equity holders with the obligation to absorb losses, the right to receive residual returns and the right to make decisions about the entity’s activities. The Company consolidates voting interest entities in which it has all, or at least a majority of, the voting interest. As defined in applicable accounting standards, variable interest entities (VIEs) are entities that lack one or more of the characteristics of a voting interest entity. A controlling financial interest in a VIE is present when the Company has both the power and ability to direct the activities of the VIE that most significantly impact the VIE’s economic performance and an obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE. Three of the Company’s wholly owned subsidiaries, Sleepy Hollow Capital Trust I, Leesport Capital Trust II, and Madison Statutory Trust I, are VIE’s for which the Company is not the primary beneficiary. Accordingly, the accounts of these entities are not included in the Company’s consolidated financial statements.

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

Cash and Cash Equivalents
Cash and cash equivalents in the Consolidated Statements of Cash Flows include cash and noninterest bearing balances due from banks, interest-bearing balances due from banks, Federal funds sold, and money market funds. Management regularly evaluates the credit risk associated with the counterparties to these transactions and believes that the Company is not exposed to any significant credit risk on cash and cash equivalents. Each bank subsidiary is required to maintain reserve balances by the Federal Reserve Bank. At December 31, 2019, and December 31, 2018, the reserve requirements for the Company’s banking subsidiaries totaled $9.5 million and $6.6 million, respectively. The year-over-year increase in the banking subsidiaries' reserves are directly related to the increase in deposits in 2019 compared to 2018.

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

Beginning January 1, 2018, upon adoption of ASU 2016-01, equity securities with readily determinable fair values are stated at fair value with realized and unrealized gains and losses reported in income. For periods prior to January 1, 2018, equity securities were classified as available-for-sale and stated at fair value with unrealized gains and losses reported as a separate component of accumulated other comprehensive income, net of tax. Securities with limited marketability or restricted equity securities, such as Federal Home Loan Bank stock and Federal Reserve Bank stock, are carried at cost, less any impairment, if any. At adoption of ASU 2016-01, the Company recognized a cumulative-effect adjustment of $65,000 for the after-tax impact of the unrealized loss on equity securities.

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

Allowance For Loan and Lease Losses
The Company has developed a methodology to measure the amount of estimated loan loss exposure inherent in the loan and lease portfolio to assure that an appropriate allowance is maintained. The Company’s methodology is based upon guidance provided in SEC Staff Accounting Bulletin No. 102, Selected Loan Loss Allowance Methodology and Documentation Issues and allowance allocations are calculated in accordance with ASC Topic 310, Receivables and ASC Topic 450, Contingencies. The model is comprised of four major components that management has deemed appropriate in evaluating the appropriateness of the allowance for loan and lease losses. While none of these components, when used independently, is effective in arriving at a reserve level that appropriately measures the risk inherent in the portfolio, management believes that using them collectively, provides reasonable measurement of the loss exposure in the portfolio. The components include: impaired loans; criticized and classified credits; historical loss experience; and qualitative or subjective analysis. For impaired loans, an allowance is recognized if the fair value of the loan is less than the recorded investment in the loan (recorded investment in the loan is the principal balance plus any accrued interest, net of deferred loan fees or costs and unamortized premium or discount). A loan’s fair value reflects the present value of expected future cash flows discounted at the loan’s effective interest rate, or if the loan is collateral dependent, the fair value of the collateral, less estimated disposal costs. If the loan is collateral dependent, the principal balance of the loan is charged-off in an amount equal to the impairment measurement. The fair value of collateral dependent loans is derived primarily from collateral appraisals performed by independent third-party appraisers. For loans that are not impaired, but are rated special mention or worse, management evaluates credits based on elevated risk characteristics and assigns reserves based upon analysis of historical loss experience of loans with similar risk characteristics. For loans that are not impaired or reviewed individually, management assigns a reserve based upon historical loss experience over a designated look-back period. Management has evaluated a variety of look-back periods and has determined that an eight year look back period is appropriate to capture a full range of economic cycles. Management has also evaluated a variety of statistical methods in analyzing loss history, including averages, weighted averages and loss emergence periods and has determined that by applying a loss emergence period analysis to historical losses over a full economic cycle has resulted in a reasonable estimate of losses inherent in the loan portfolio. The model also includes an analysis of a variety of subjective factors to support the reserve estimate. These subjective factors may include allowance allocations for risks that may not otherwise be fully recognized in other components of the model. Among the subjective factors that are routinely considered as part of this analysis are: growth trends in the portfolio, changes in management and/or polices related to lending activities, trends in classified or nonaccrual loans, concentrations of credit, local and national economic trends, and industry trends.

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

Tax Credit Investments
The Company accounts for its investments in qualified affordable housing projects using the proportional amortization method. Under that method, the Company amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the net investment performance in the income statement as a component of income tax expense. As of December 31, 2019 and 2018, the Company's remaining investment in qualified affordable housing projects, net of amortization totaled $485,000 and $1.0 million, respectively.

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

Revenue Recognition
Tompkins adopted Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606) as of January 1, 2018 using the modified retrospective method for all contracts. Results for reporting periods beginning January 1, 2018 are presented under ASC 606, while prior period amounts were not adjusted and continue to be reported in accordance with the Company’s historic accounting under Topic 605, Revenue Recognition. The Company recorded a net increase to beginning retained earnings of $1.8 million as of January 1, 2018 due to the cumulative impact of adopting ASC 606. The impact on beginning retained earnings was primarily driven by the recognition of $1.8 million of contingency income related to our insurance business segment. Under ASU 2014-09, effective January 1, 2018, the Company adopted new policies related to revenue recognition. In general, for revenue not associated with financial instruments, guarantees and lease contracts, the Company applies the following steps when recognizing revenue from contracts with customers: (i) identify the contract, (ii) identify the performance obligations, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations and (v) recognize revenue when a performance obligation is satisfied. Tompkins' contracts with customers are generally short term in nature, typically due within one year or less or cancellable by the Company or the Company's customer upon a short notice period. Performance obligations for the Company's customer contracts are generally satisfied at a single point in time, typically when the transaction is complete, or over time. For performance obligations satisfied over time, Tompkins primarily uses the output method, directly measuring the value of the products/services transferred to the customer, to determine when performance obligations have been satisfied. The Company typically receives payment from customers and recognizes revenue concurrent with the satisfaction of the Company's performance obligations. In most cases, this occurs within a single financial reporting period. For payments received in advance of the satisfaction of performance obligations, revenue recognition is deferred until such time as the performance obligations have been satisfied. In cases where the Company has not received payment despite satisfaction of the Company's performance obligations, the Company accrues an estimate of the amount due in the period the Company's performance obligations have been satisfied. For contracts with variable components, only amounts for which collection is probable are accrued. The Company generally acts in a principal capacity, on the Company's own behalf, in most of the Company's contracts with customers. In such transactions, Tompkins recognizes revenue and the related costs to provide the services on a gross basis in the Company's financial statements. In some cases, Tompkins acts in an agent capacity, deriving revenue through assisting other entities in transactions with the Company's customers. In such transactions, Tompkins recognizes revenue and the related costs to provide the services on a net basis in the Company's financial statements. These transactions recognized on a net basis primarily relate to insurance and brokerage commissions and fees derived from the Company's customers' use of various interchange and ATM/debit card networks. Refer to Note 14 "Revenue Recognition" for additional disclosures required by ASC 606.

Note 2 Securities

Available-for-Sale Securities
The following tables summarize available-for-sale securities held by the Company at December 31, 2019 and 2018:

	Available-for-Sale Securities
December 31, 2019	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(In thousands)
U.S. Treasuries	$1,840	$0	$0	$1,840
Obligations of U.S. Government sponsored entities	$367,551	$5,021	$84	$372,488
Obligations of U.S. states and political subdivisions	96,668	1,178	61	97,785
Mortgage-backed securities – residential, issued by
U.S. Government agencies	164,643	1,327	1,519	164,451
U.S. Government sponsored entities	660,037	2,940	3,387	659,590
U.S. corporate debt securities	2,500	0	67	2,433
Total available-for-sale securities	$1,293,239	$10,466	$5,118	$1,298,587

	Available-for-Sale Securities
December 31, 2018	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(In thousands)
U.S. Treasuries	$289	$0	$0	$289
Obligations of U.S. Government sponsored entities	$493,371	$80	$7,553	$485,898
Obligations of U.S. states and political subdivisions	86,260	113	933	85,440
Mortgage-backed securities – residential, issued by
U.S. Government agencies	131,831	168	3,732	128,267
U.S. Government sponsored entities	649,620	537	19,599	630,558
Non-U.S. Government agencies or sponsored entities	31	0	0	31
U.S. corporate debt securities	2,500	0	325	2,175
Total available-for-sale securities	$1,363,902	$898	$32,142	$1,332,658

Held-to-Maturity Securities

The Company early adopted ASU 2019-04 on November 30, 2019. Since the Company had already adopted ASUs 2016-01 and 2017-12, the related amendments were effective as of November 30, 2019. As part of the adoption, the Company reclassified $138.2 million aggregate amortized cost basis of debt securities held-to-maturity to debt securities available-for-sale.
The following table summarizes held-to-maturity securities held by the Company at December 31, 2018:

	Held-to-Maturity Securities
December 31, 2018	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(In thousands)
Obligations of U.S. Government sponsored entities	$131,306	$0	$1,198	$130,108
Obligations of U.S. states and political subdivisions	9,273	20	24	9,269
Total held-to-maturity debt securities	$140,579	$20	$1,222	$139,377

The following table sets forth information with regard to sales transactions of securities available-for-sale:

	Year ended December 31,
(In thousands)	2019	2018	2017
Proceeds from sales	$232,598	$70,652	$64,106
Gross realized gains	1,123	327	19
Gross realized losses	(595)	(767)	(426)
Net gains (losses) on sales of available-for-sale securities	$528	$(440)	$(407)

The Company's available-for-sale securities portfolio includes callable securities that may be called prior to maturity. In 2019, the Company recognized gains of $88,000 on securities that were called. The Company also recognized gains of $29,000 and $26,000 on equity securities for the twelve months ended December 31, 2019 and 2018, respectively, reflecting the change in fair value.

The following table summarizes available-for-sale securities that had unrealized losses at December 31, 2019:

December 31, 2019
Available-for-Sale Securities	Less than 12 Months		12 Months or Longer		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of U.S. Government sponsored entities	$18,654	$76	$3,479	$8	$22,133	$84
Obligations of U.S. states and political subdivisions	10,456	54	2,300	7	12,756	61
Mortgage-backed securities – residential, issued by
U.S. Government agencies	54,846	489	45,999	1,030	100,845	1,519
U.S. Government sponsored entities	157,801	752	233,999	2,635	391,800	3,387
U.S. corporate debt securities	0	0	2,433	67	2,433	67
Total available-for-sale securities	$241,757	$1,371	$288,210	$3,747	$529,967	$5,118

There were no held-to-maturity securities at December 31, 2019.

The following table summarizes available-for-sale securities that had unrealized losses at December 31, 2018:

December 31, 2018
Available-for-Sale Securities	Less than 12 Months		12 Months or Longer		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of U.S. Government sponsored entities	$21,660	$183	$449,141	$7,370	$470,801	$7,553
Obligations of U.S. states and political subdivisions	11,971	19	49,756	914	61,727	933
Mortgage-backed securities – residential, issued by
U.S. Government agencies	16,854	22	96,247	3,710	113,101	3,732
U.S. Government sponsored entities	61,163	662	512,216	18,937	573,379	19,599
U.S. corporate debt securities	0	0	2,175	325	2,175	325
Total available-for-sale securities	$111,648	$886	$1,109,535	$31,256	$1,221,183	$32,142

The following table summarizes held-to-maturity securities that had unrealized losses at December 31, 2018:

December 31, 2018
Held-to-Maturity Securities	Less than 12 Months		12 Months or Longer		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of U.S. Government sponsored entities	$4,980	$9	$125,128	$1,189	$130,108	$1,198
Obligations of U.S. sponsored entities	8,127	24	0	0	8,127	24
Total held-to-maturity securities	$13,107	$33	$125,128	$1,189	$138,235	$1,222

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

The Company does not intend to sell the investment securities that are in an unrealized loss position until recovery of unrealized losses (which may be until maturity), and it is not more-likely-than not that the Company will be required to sell the investment securities before recovery of their amortized cost basis, which may be at maturity. Accordingly, as of December 31, 2019, and December 31, 2018, management believes the unrealized losses detailed in the tables above are not other-than-temporary.

The Company did not recognize any net credit impairment charge to earnings on investment securities in 2019 or 2018.

The amortized cost and estimated fair value of debt securities by contractual maturity are shown in the following table. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Mortgage-backed securities are shown separately since they are not due at a single maturity date.

December 31, 2019
(In thousands)	Amortized Cost	Fair Value
Available-for-sale securities:
Due in one year or less	$107,975	$108,089
Due after one year through five years	270,477	274,798
Due after five years through ten years	77,710	79,165
Due after ten years	12,397	12,494
Total	468,559	474,546
Mortgage-backed securities	824,680	824,041
Total available-for-sale debt securities	$1,293,239	$1,298,587

December 31, 2018
(In thousands)	Amortized Cost	Fair Value
Available-for-sale securities:
Due in one year or less	$78,160	$77,930
Due after one year through five years	355,499	350,470
Due after five years through ten years	139,560	136,734
Due after ten years	9,201	8,668
Total	582,420	573,802
Mortgage-backed securities	781,482	758,856
Total available-for-sale debt securities	$1,363,902	$1,332,658

December 31, 2018
(In thousands)	Amortized Cost	Fair Value
Held-to-maturity securities:
Due in one year or less	$8,850	$8,832
Due after one year through five years	86,520	85,645
Due after five years through ten years	45,209	44,900
Due after ten years	0	0
Total held-to-maturity debt securities	$140,579	$139,377

Trading Securities
The Company had no securities designated as trading during 2019 or at year-end 2018.

Pledged Securities
The Company pledges securities as collateral for public deposits and other borrowings, and sells securities under agreements to repurchase. See “Note 8 - Securities Sold Under Agreements to Repurchase and Federal Funds Purchased” for further discussion. Securities carried of $1.0 billion and $1.2 billion, at December 31, 2019 and 2018, respectively, were either pledged or sold under agreements to repurchase.

Concentrations of Securities
Except for U.S. government securities, there were no holdings, when taken in the aggregate, of any single issuer that exceeded 10% of shareholders’ equity at December 31, 2019.

Investment in Small Business Investment Companies
The Company has equity investments in small business investment companies (“SBIC”) established for the purpose of providing financing to small businesses in market areas served by the Company. These investments totaled $1.5 million at December 31, 2019, and $1.4 million at December 31, 2018, and were included in other assets on the Company’s Consolidated Statements of Condition. These investments are accounted for either under the cost method or the equity method of accounting. As of December 31, 2019, the Company reviewed these investments and determined that there was no impairment.

Federal Home Loan Bank Stock
The Company also holds non-marketable Federal Home Loan Bank New York (“FHLBNY”) stock, non-marketable Federal Home Loan Bank Pittsburgh (“FHLBPITT”) stock and non-marketable Atlantic Community Bankers Bank (“ACBB”) stock, all of which are required to be held for regulatory purposes and for borrowing availability. The required investment in FHLB stock is tied to the Company’s borrowing levels with the FHLB. Holdings of FHLBNY stock, FHLBPITT stock and ACBB stock totaled $24.3 million, $9.3 million and $95,000 at December 31, 2019, respectively. These securities are carried at par, which is also cost. The FHLBNY and FHLBPITT continue to pay dividends and repurchase stock. As such, the Company has not recognized any impairment on its holdings of FHLBNY and FHLBPITT stock.

Note 3 Loans and Leases

Loans and Leases at December 31, 2019 and December 31, 2018 were as follows:

	December 31, 2019			December 31, 2018
(In thousands)	Originated	Acquired	Total Loans and Leases	Originated	Acquired	Total Loans and Leases
Commercial and industrial
Agriculture	$105,786	$0	$105,786	$107,494	$0	$107,494
Commercial and industrial other	863,199	39,076	902,275	926,429	43,712	970,141
Subtotal commercial and industrial	968,985	39,076	1,008,061	1,033,923	43,712	1,077,635
Commercial real estate
Construction	212,302	1,335	213,637	164,285	1,384	165,669
Agriculture	184,701	197	184,898	170,005	224	170,229
Commercial real estate other	1,899,645	145,385	2,045,030	1,827,279	177,484	2,004,763
Subtotal commercial real estate	2,296,648	146,917	2,443,565	2,161,569	179,092	2,340,661
Residential real estate
Home equity	203,894	15,351	219,245	208,459	21,149	229,608
Mortgages	1,140,572	18,020	1,158,592	1,083,802	20,484	1,104,286
Subtotal residential real estate	1,344,466	33,371	1,377,837	1,292,261	41,633	1,333,894
Consumer and other
Indirect	12,964	0	12,964	12,663	0	12,663
Consumer and other	60,661	785	61,446	57,565	761	58,326
Subtotal consumer and other	73,625	785	74,410	70,228	761	70,989
Leases	17,322	0	17,322	14,556	0	14,556
Total loans and leases	4,701,046	220,149	4,921,195	4,572,537	265,198	4,837,735
Less: unearned income and deferred costs and fees	(3,645)	0	(3,645)	(3,796)	0	(3,796)
Total loans and leases, net of unearned income and deferred costs and fees	$4,697,401	$220,149	$4,917,550	$4,568,741	$265,198	$4,833,939

The outstanding principal balance and the related carrying amount of the Company’s loans acquired in the VIST Acquisition were as follows at December 31:

(In thousands)	December 31, 2019	December 31, 2018
Acquired Credit Impaired Loans
Outstanding principal balance	$10,604	$12,822
Carrying amount	9,149	11,036

Acquired Non-Credit Impaired Loans
Outstanding principal balance	212,518	256,265
Carrying amount	211,000	254,162

Total Acquired Loans
Outstanding principal balance	$223,122	$269,087
Carrying amount	$220,149	$265,198

The Company has adopted comprehensive lending policies, underwriting standards and loan review procedures. There were no significant changes to the Company’s existing lending policies, underwriting standards or loan review procedures during 2019. The Company’s Board of Directors approves the lending policies at least annually. The Company recognizes that exceptions to policy guidelines may occasionally occur and has established procedures for approving exceptions to these policy guidelines. Management has also implemented reporting systems to monitor loan originations, loan quality, concentrations of credit, loan delinquencies and nonperforming loans and potential problem loans.

Residential real estate loans
The Company’s policy is to underwrite residential real estate loans in accordance with secondary market guidelines in effect at the time of origination, including loan-to-value (“LTV”) and documentation requirements. LTVs exceeding 80% for fixed rate loans and 85% for adjustable rate loans require private mortgage insurance to reduce the exposure. The Company verifies applicants’ income, obtains credit reports and independent real estate appraisals in the underwriting process to ensure adequate collateral coverage and that loans are extended to individuals with good credit and income sufficient to repay the loan. In limited circumstances, the Company will make exceptions to secondary market underwriting standards to support community reinvestment activities.

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

During 2019, 2018, and 2017, the Company sold residential mortgage loans totaling $16.9 million, $27.7 million, and $4.6 million, respectively, and realized net gains on these sales of $227,000, $458,000, and $50,000, respectively. These residential real estate loans are generally sold without recourse in accordance with standard secondary market loan sale agreements. When residential mortgage loans are sold to FHLMC or SONYMA, the Company typically retains all servicing rights, which provides the Company with a source of fee income. In connection with the sales in 2019, 2018, and 2017, the Company recorded mortgage-servicing assets of $127,000, $207,000, and $38,000, respectively.

Amortization of mortgage servicing assets amounted to $117,000 in 2019, $69,000 in 2018, and $122,000 in 2017. At December 31, 2019 and 2018, the Company serviced residential mortgage loans aggregating $120.3 million and $120.9 million, including loans securitized and held as available-for-sale securities. Mortgage servicing rights, at amortized basis, totaled $815,000 at December 31, 2019 and $805,000 at December 31, 2018. These mortgage servicing rights were evaluated for impairment at year-end 2019 and 2018 and no impairment was recognized. Loans held for sale, which are included in residential real estate totaled $807,000 and $2.7 million at December 31, 2019 and 2018, respectively.

As members of the FHLB, the Company’s subsidiary banks may use unencumbered mortgage related assets to secure borrowings from the FHLB. At December 31, 2019 and 2018, the Company had $415.0 million and $425.0 million, respectively, of term advances from the FHLB that were secured by residential mortgage loans.

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

Commercial real estate
The Company’s Commercial Loan Policy sets forth guidelines for debt service coverage ratios, LTV’s and documentation standards. Commercial real estate loans are primarily made based on identified cash flows of the borrower with consideration given to underlying real estate collateral and personal or government guarantees. The Company’s policy establishes a maximum LTV based on the type of property and debt service coverage ratio limits that require a borrower’s cash flow to be sufficient to cover principal and interest payments on all new and existing debt. Commercial real estate loans may be fixed or variable rate loans with interest rates tied to Prime Rate, FHLBNY borrowing rates, or U.S. Treasury indices.

Agriculture loans
Agriculturally-related loans include loans to dairy farms, cash and vegetable crop farms and a variety of other livestock and crop producers. Agriculturally-related loans are primarily made based on identified cash flows of the borrower with consideration given to underlying collateral, personal guarantees, and government related guarantees. Agriculturally-related loans are generally secured by the assets or property being financed or other business assets such as accounts receivable, livestock, equipment, or commodities/crops. The Company’s Commercial Loan Policy establishes a maximum LTV of 75% for real estate secured loans and debt service coverage ratio limits that require a borrower’s cash flow to be sufficient to cover principal and interest payments on all new and existing debt, with limited adjustments to consider commodity market cycles. The policy also establishes maximum LTV ratios for non-real estate collateral, such as livestock, commodities/crops, equipment and accounts receivable. Agriculturally-related loans may be fixed or variable rate with interest tied to Prime Rate, FHLBNY borrowing rates, or U.S. Treasury indices.

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

Loan and Lease Customers
The Company’s loan and lease customers are located primarily in the upstate New York communities served by its three subsidiary banks and in the Pennsylvania communities served by VIST Bank. The Trust Company operates fourteen banking offices in the counties of Tompkins, Cayuga, Cortland, Onondaga and Schuyler, New York. The Bank of Castile operates sixteen banking offices in the counties of Wyoming, Livingston, Genesee, Orleans and Monroe, New York. Mahopac Bank operates fourteen banking offices in the counties of Putnam County, Dutchess County and Westchester, New York. VIST Bank operates twenty offices in the counties of Berks, Montgomery, Philadelphia, Delaware and Schuylkill, Pennsylvania. Other than general economic risks, management is not aware of any material concentrations of credit risk to any industry or individual borrower.

Loans to Related Parties
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

Loan transactions with related parties are summarized as follows:

(In thousands)	December 31, 2019	December 31, 2018
Balance at beginning of year	$39,595	$14,503
New Directors/Executive Officers	0	467
New loans and advancements	19,393	30,570
Loan payments	(10,599)	(5,945)
Balance at end of year	$48,389	$39,595

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

The below table is an aging analysis of past due loans, segregated by originated and acquired loan and lease portfolios, and by class of loans, as of December 31, 2019 and 2018.

December 31, 2019
(In thousands)	30-89 days	90 days or more	Current Loans	Total Loans	90 days and accruing[1]	Nonaccrual
Originated Loans and Leases
Commercial and industrial
Agriculture	$0	$65	$105,721	$105,786	$0	$0
Commercial and industrial other	413	2,079	860,707	863,199	0	2,334
Subtotal commercial and industrial	413	2,144	966,428	968,985	0	2,334
Commercial real estate
Construction	0	0	212,302	212,302	0	0
Agriculture	0	0	184,701	184,701	0	0
Commercial real estate other	1,116	10,095	1,888,434	1,899,645	0	10,617
Subtotal commercial real estate	1,116	10,095	2,285,437	2,296,648	0	10,617
Residential real estate
Home equity	290	602	203,002	203,894	0	1,924
Mortgages	1,261	3,314	1,135,997	1,140,572	0	7,335
Subtotal residential real estate	1,551	3,916	1,338,999	1,344,466	0	9,259
Consumer and other
Indirect	312	60	12,592	12,964	0	117
Consumer and other	167	66	60,428	60,661	0	158
Subtotal consumer and other	479	126	73,020	73,625	0	275
Leases	0	0	17,322	17,322	0	0
Total loans and leases	3,559	16,281	4,681,206	4,701,046	0	22,485
Less: unearned income and deferred costs and fees	0	0	(3,645)	(3,645)	0	0
Total originated loans and leases, net of unearned income and deferred costs and fees	$3,559	$16,281	$4,677,561	$4,697,401	$0	$22,485
Acquired Loans and Leases
Commercial and industrial
Commercial and industrial other	$0	$2	$39,074	$39,076	$2	$1
Subtotal commercial and industrial	0	2	39,074	39,076	2	1
Commercial real estate
Construction	0	0	1,335	1,335	0	0
Agriculture	0	0	197	197	0	0
Commercial real estate other	24	685	144,676	145,385	542	172
Subtotal commercial real estate	24	685	146,208	146,917	542	172
Residential real estate
Home equity	58	125	15,168	15,351	55	872
Mortgages	83	671	17,266	18,020	195	751
Subtotal residential real estate	141	796	32,434	33,371	250	1,623
Consumer and other
Consumer and other	0	0	785	785	0	0
Subtotal consumer and other	0	0	785	785	0	0
Total acquired loans and leases, net of unearned income and deferred costs and fees	$165	$1,483	$218,501	$220,149	$794	$1,796

1 Includes acquired loans that were recorded at fair value at the acquisition date.

December 31, 2018
(In thousands)	30-89 days	90 days or more	Current Loans	Total Loans	90 days and accruing[1]	Nonaccrual
Originated loans and leases
Commercial and industrial
Agriculture	$0	$0	$107,494	$107,494	$0	$0
Commercial and industrial other	2,367	1,659	922,403	926,429	0	1,861
Subtotal commercial and industrial	2,367	1,659	1,029,897	1,033,923	0	1,861
Commercial real estate
Construction	0	0	164,285	164,285	0	0
Agriculture	71	0	169,934	170,005	0	0
Commercial real estate other	1,201	1,856	1,824,222	1,827,279	0	7,691
Subtotal commercial real estate	1,272	1,856	2,158,441	2,161,569	0	7,691
Residential real estate
Home equity	986	1,026	206,447	208,459	0	1,784
Mortgages	2,693	4,027	1,077,082	1,083,802	0	7,770
Subtotal residential real estate	3,679	5,053	1,283,529	1,292,261	0	9,554
Consumer and other
Indirect	333	59	12,271	12,663	0	155
Consumer and other	187	24	57,354	57,565	0	79
Subtotal consumer and other	520	83	69,625	70,228	0	234
Leases	0	0	14,556	14,556	0	0
Total loans and leases	7,838	8,651	4,556,048	4,572,537	0	19,340
Less: unearned income and deferred costs and fees	0	0	(3,796)	(3,796)	0	0
Total originated loans and leases, net of unearned income and deferred costs and fees	$7,838	$8,651	$4,552,252	$4,568,741	$0	$19,340
Acquired loans and leases
Commercial and industrial
Commercial and industrial other	$0	$10	$43,702	$43,712	$10	$22
Subtotal commercial and industrial	0	10	43,702	43,712	10	22
Commercial real estate
Construction	0	0	1,384	1,384	0	0
Agriculture	0	0	224	224	0	0
Commercial real estate other	0	839	176,645	177,484	525	316
Subtotal commercial real estate	0	839	178,253	179,092	525	316
Residential real estate
Home equity	46	803	20,300	21,149	59	1,414
Mortgages	18	969	19,497	20,484	722	1,104
Subtotal residential real estate	64	1,772	39,797	41,633	781	2,518
Consumer and other
Consumer and other	3	0	758	761	0	0
Subtotal consumer and other	3	0	758	761	0	0
Total acquired loans and leases, net of unearned income and deferred costs and fees	$67	$2,621	$262,510	$265,198	$1,316	$2,856
 1 Includes acquired loans that were recorded at fair value at the acquisition date.

The difference between the interest income that would have been recorded if nonaccrual loans and leases had paid in accordance with their original terms and the interest income that was recorded, was $1.2 million for the year ended December 31, 2019 and $1 million for each of the years ended December 31, 2018 and 2017. The Company had no material commitments to make additional advances to borrowers with nonperforming loans.

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

Since the methodology is based upon historical experience and trends as well as management’s judgment, factors may arise that result in different estimations. Significant factors that could give rise to changes in these estimates may include, but are not limited to, changes in economic conditions in the local area, concentration of risk, changes in interest rates, and declines in local property values. While management’s evaluation of the allowance as of December 31, 2019, considers the allowance to be appropriate, under different conditions or assumptions, the Company may need to adjust the allowance.

Acquired Loans and Leases
As part of our determination of the fair value of our acquired loans at the time of acquisition, the Company established a credit mark to provide for future losses in our acquired loan portfolio. To the extent that credit quality deteriorates subsequent to acquisition, such deterioration would result in the establishment of an allowance for the acquired loan portfolio.

Changes in the allowance for loan and lease losses for the twelve months ended December 31, 2019, 2018 and 2017 are summarized as follows:

(In thousands)	2019	2018	2017
Total allowance at beginning of year	$43,410	$39,771	$35,755
Provisions charged to operations	1,366	3,942	4,161
Recoveries on loans and leases	906	2,137	2,429
Charge-offs on loans and leases	(5,790)	(2,440)	(2,574)
Total allowance at end of year	$39,892	$43,410	$39,771

The following tables detail activity in the allowance for originated and acquired loan and lease losses by portfolio segment for the twelve months ended December 31, 2019 and 2018.

December 31, 2019
(In thousands)	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer and Other	Finance Leases	Total
Allowance for originated loans and leases:
Beginning balance	$11,217	$23,483	$7,317	$1,304	$0	$43,321
Charge-offs	(653)	(4,013)	(90)	(816)	0	(5,572)
Recoveries	70	100	283	294	0	747
Provision	(93)	1,987	(1,150)	574	0	1,318
Ending Balance	$10,541	$21,557	$6,360	$1,356	$0	$39,814

December 31, 2019
(In thousands)	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer and Other	Finance Leases	Total
Allowance for acquired loans:
Beginning balance	$55	$0	$28	$6	$0	$89
Charge-offs	(43)	(2)	(166)	(7)	0	(218)
Recoveries	33	74	51	1	0	159
Provision	(45)	(21)	108	6	0	48
Ending Balance	$0	$51	$21	$6	$0	$78

December 31, 2018
(In thousands)	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer and Other	Finance Leases	Total
Allowance for originated loans and leases:
Beginning balance	$11,812	$20,412	$6,161	$1,301	$0	$39,686
Charge-offs	(293)	(60)	(424)	(1,350)	0	(2,127)
Recoveries	50	812	324	679	0	1,865
Provision	(352)	2,319	1,256	674	0	3,897
Ending Balance	$11,217	$23,483	$7,317	$1,304	$0	$43,321

December 31, 2018
(In thousands)	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer and Other	Finance Leases	Total
Allowance for acquired loans:
Beginning balance	$25	$0	$54	$6	$0	$85
Charge-offs	(41)	(82)	(190)	0	0	(313)
Recoveries	106	31	135	0	0	272
Provision	(35)	51	29	0	0	45
Ending Balance	$55	$0	$28	$6	$0	$89

At December 31, 2019 and 2018, the allocation of the allowance for loan and lease losses summarized on the basis of the Company’s impairment methodology was as follows:

December 31, 2019
(In thousands)	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer and Other	Finance Leases	Total
Allowance for originated loans and leases:
Individually evaluated for impairment	$245	$662	$0	$0	$0	$907
Collectively evaluated for impairment	10,296	20,895	6,360	1,356	0	38,907
Ending balance	$10,541	$21,557	$6,360	$1,356	$0	$39,814
Allowance for acquired loans:
Individually evaluated for impairment	$0	$0	$0	$0	$0	$0
Collectively evaluated for impairment	0	51	21	6	0	78
Ending balance	$0	$51	$21	$6	$0	$78

December 31, 2018
(In thousands)	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer and Other	Finance Leases	Total
Allowance for originated loans and leases:
Individually evaluated for impairment	$397	$3,365	$0	$0	$0	$3,762
Collectively evaluated for impairment	10,820	20,118	7,317	1,304	0	39,559
Ending balance	$11,217	$23,483	$7,317	$1,304	$0	$43,321
Allowance for acquired loans:
Individually evaluated for impairment	$0	$0	$0	$0	$0	$0
Collectively evaluated for impairment	55	0	28	6	0	89
Ending balance	$55	$0	$28	$6	$0	$89

The recorded investment in loans and leases summarized on the basis of the Company’s impairment methodology as of December 31, 2019 and December 31, 2018 was as follows:

December 31, 2019
(In thousands)	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer and Other	Finance Leases	Total
Originated loans and leases:
Individually evaluated for impairment	$2,110	$13,496	$3,779	$0	$0	$19,385
Collectively evaluated for impairment	966,875	2,283,152	1,340,687	73,625	17,322	4,681,661
Total	$968,985	$2,296,648	$1,344,466	$73,625	$17,322	$4,701,046

December 31, 2019
(In thousands)	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer and Other	Finance Leases	Total
Acquired loans:
Individually evaluated for impairment	$2	$714	$2,114	$0	$0	$2,830
Loans acquired with deteriorated credit quality	173	5,674	3,302	0	0	9,149
Collectively evaluated for impairment	38,901	140,529	27,955	785	0	208,170
Total	$39,076	$146,917	$33,371	$785	$0	$220,149

December 31, 2018
(In thousands)	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer and Other	Finance Leases	Total
Originated loans and leases:
Individually evaluated for impairment	$1,864	$8,388	$3,915	$0	$0	$14,167
Collectively evaluated for impairment	1,032,059	2,153,181	1,288,346	70,228	14,556	4,558,370
Total	$1,033,923	$2,161,569	$1,292,261	$70,228	$14,556	$4,572,537

December 31, 2018
(In thousands)	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer and Other	Finance Leases	Total
Acquired loans:
Individually evaluated for impairment	$32	$842	$2,564	$0	$0	$3,438
Loans acquired with deteriorated credit quality	153	5,852	5,031	0	0	11,036
Collectively evaluated for impairment	43,527	172,398	34,038	761	0	250,724
Total	$43,712	$179,092	$41,633	$761	$0	$265,198

A loan is impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impaired loans consist of our non-homogenous nonaccrual loans, and all loans restructured in a troubled debt restructuring (TDR). Specific reserves on individually identified impaired loans that are not collateral dependent are measured based on the present value of expected future cash flows discounted at the original effective interest rate of each loan. For loans that are collateral dependent, impairment is measured based on the fair value of the collateral less estimated selling costs, and such impaired amounts are generally charged off. The majority of impaired loans are collateral dependent impaired loans that have limited exposure or require limited specific reserves because of the amount of collateral support with respect to these loans, and previous charge-offs. Interest payments on impaired loans are typically applied to principal unless collectability of the principal amount is reasonably assured. In these cases, interest is recognized on a cash basis. There was no interest income recognized on impaired loans and leases for 2019, 2018 and 2017.

The recorded investment on impaired loans as of December 31, 2019, and 2018 was as follows:

	December 31, 2019			December 31, 2018
(In thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
Originated loans and leases with no related allowance
Commercial and industrial
Commercial and industrial other	$1,865	$1,965	$0	$183	$271	$0
Commercial real estate
Commercial real estate other	10,205	11,017	0	3,205	3,405	0
Residential real estate
Home equity	3,779	3,992	0	3,915	4,168	0
Subtotal	$15,849	$16,974	$0	$7,303	$7,844	$0
Originated loans and leases with related allowance
Commercial and industrial
Commercial and industrial other	$245	$245	$245	$5,183	$5,183	$3,365
Commercial real estate
Commercial real estate other	3,291	3,291	662	1,681	1,681	397
Subtotal	3,536	3,536	907	6,864	6,864	3,762
Total	$19,385	$20,510	$907	$14,167	$14,708	$3,762

	December 31, 2019			December 31, 2018
(In thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
Acquired loans with no related allowance
Commercial and industrial
Commercial and industrial other	$2	$2	$0	$32	$32	$0
Commercial real estate
Commercial real estate other	714	714	0	842	924	0
Residential real estate
Home equity	2,114	2,217	0	2,564	2,696	0
Total	$2,830	$2,933	$0	$3,438	$3,652	$0

The average recorded investment and interest income recognized on impaired originated loans for the twelve months ended December 31, 2019, 2018, and 2017 was as follows:

Twelve Months Ended December 31,
	2019		2018		2017
(In thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Originated loans and leases with no related allowance
Commercial and industrial
Commercial and industrial other	$1,830	$0	$1,979	$0	$718	$0
Commercial real estate
Commercial real estate other	7,552	0	5,165	0	7,287	0
Residential real estate
Home equity	3,943	0	3,983	0	3,551	0
Subtotal	$13,325	$0	$11,127	$0	$11,556	$0
Originated loans and leases with related allowance
Commercial and industrial
Commercial and industrial other	$132	$0	$1,374	$0	$276	$0
Commercial real estate
Commercial real estate other	1,391	0	1,357	0	0	0
Subtotal	$1,523	$0	$2,731	$0	$276	$0
Total	$14,848	$0	$13,858	$0	$11,832	$0

The average recorded investment and interest income recognized on impaired acquired loans for the twelve months ended December 31, 2019, 2018 and 2017 was as follows:

Twelve Months Ended December 31,
	2019		2018		2017
(In thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Acquired loans with no related allowance
Commercial and industrial
Commercial and industrial other	$21	$0	$50	$0	$111	$0
Commercial real estate
Commercial real estate other	822	0	999	0	2,141	0
Residential real estate
Home equity	2,503	0	2,945	0	1,861	0
Subtotal	$3,346	$0	$3,994	$0	$4,113	$0
Acquired loans with related allowance
Commercial and industrial
Commercial and industrial other	$0	$0	$0	$0	$10	$0
Subtotal	$0	$0	$0	$0	$10	$0
Total	$3,346	$0	$3,994	$0	$4,123	$0

The average recorded investment in impaired loans was $18.2 million at December 31, 2019, $17.9 million at December 31, 2018, and $15.8 million at December 31, 2017.

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

The following tables present loans by class modified in 2019 and 2018 as troubled debt restructurings.

Troubled Debt Restructuring

December 31, 2019	Twelve months ended
				Defaulted TDRs[2]
(In thousands)	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Loans	Post- Modification Outstanding Recorded Investment
Commercial and industrial
Commercial and industrial other[1]	2	604	604	0	0
Commercial real estate
Commercial real estate other[1]	1	1,577	1,577	0	0
Residential real estate
Home equity[1]	2	$181	$181	1	$93
Total	5	$2,362	$2,362	1	$93

1Represents the following concessions: extension of term and reduction of rate.
2TDRs that defaulted during the 12 months ended December 31, 2019 that had been restructured in the prior twelve months.

December 31, 2018	Twelve months ended
				Defaulted TDRs[2]
(In thousands)	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Loans	Post- Modification Outstanding Recorded Investment
Commercial real estate
Commercial real estate other[1]	1	26	26	0	0
Residential real estate
Home equity[1]	6	$507	$507	0	$0
Total	7	$533	$533	0	$0

1Represents the following concessions: extension of term and reduction of rate.
2TDRs that defaulted during the 12 months ended December 31, 2018 that had been restructured in the prior twelve months.

The Company recognized TDRs with a balance of $2.4 million during 2019, compared to $533,000 in 2018. At December 31, 2019, the Company was not committed to lend additional amounts to customers with outstanding loans that were classified as TDRs.

The following table presents credit quality indicators (internal risk grade) by class of commercial loans, commercial real estate loans and agricultural loans as of December 31, 2019 and 2018.

December 31, 2019
(In thousands)	Commercial and Industrial Other	Commercial and Industrial Agriculture	Commercial Real Estate Other	Commercial Real Estate Agriculture	Commercial Real Estate Construction	Total
Originated loans and leases
Internal risk grade:
Pass	$851,517	$89,892	$1,857,142	$166,888	$212,302	$3,177,741
Special Mention	8,306	1,698	16,623	3,173	0	29,800
Substandard	3,376	14,196	25,880	14,640	0	58,092
Total	$863,199	$105,786	$1,899,645	$184,701	$212,302	$3,265,633

December 31, 2019
(In thousands)	Commercial and Industrial Other	Commercial and Industrial Agriculture	Commercial Real Estate Other	Commercial Real Estate Agriculture	Commercial Real Estate Construction	Total
Acquired loans
Internal risk grade:
Pass	$38,879	$0	$143,175	$197	$1,335	$183,586
Special Mention	0	0	0	0	0	0
Substandard	197	0	2,210	0	0	2,407
Total	$39,076	$0	$145,385	$197	$1,335	$185,993

December 31, 2018
(In thousands)	Commercial and Industrial Other	Commercial and Industrial Agriculture	Commercial Real Estate Other	Commercial Real Estate Agriculture	Commercial Real Estate Construction	Total
Originated loans and leases
Internal risk grade:
Pass	$910,476	$93,939	$1,797,599	$157,156	$164,285	$3,123,455
Special Mention	8,675	4,951	9,484	4,964	0	28,074
Substandard	7,278	8,604	20,196	7,885	0	43,963
Total	$926,429	$107,494	$1,827,279	$170,005	$164,285	$3,195,492

December 31, 2018
(In thousands)	Commercial and Industrial Other	Commercial and Industrial Agriculture	Commercial Real Estate Other	Commercial Real Estate Agriculture	Commercial Real Estate Construction	Total
Acquired loans
Internal risk grade:
Pass	$43,447	$0	$174,383	$224	$1,384	$219,438
Special Mention	0	0	452	0	0	452
Substandard	265	0	2,649	0	0	2,914
Total	$43,712	$0	$177,484	$224	$1,384	$222,804

The following table presents credit quality indicators by class of residential real estate loans and by class of consumer loans as of December 31, 2019 and 2018. Nonperforming loans include nonaccrual, impaired and loans 90 days past due and accruing interest, all other loans are considered performing.

December 31, 2019
(In thousands)	Residential Home Equity	Residential Mortgages	Consumer Indirect	Consumer Other	Total
Originated loans and leases
Performing	$201,970	$1,133,237	$12,847	$60,503	$1,408,557
Nonperforming	1,924	7,335	117	158	9,534
Total	$203,894	$1,140,572	$12,964	$60,661	$1,418,091

December 31, 2019
(In thousands)	Residential Home Equity	Residential Mortgages	Consumer Indirect	Consumer Other	Total
Acquired Loans and Leases
Performing	$14,479	$17,269	$0	$785	$32,533
Nonperforming	872	751	0	0	1,623
Total	$15,351	$18,020	$0	$785	$34,156

December 31, 2018
(In thousands)	Residential Home Equity	Residential Mortgages	Consumer Indirect	Consumer Other	Total
Originated loans and leases
Performing	$206,675	$1,076,032	$12,508	$57,486	$1,352,701
Nonperforming	1,784	7,770	155	79	9,788
Total	$208,459	$1,083,802	$12,663	$57,565	$1,362,489

December 31, 2018
(In thousands)	Residential Home Equity	Residential Mortgages	Consumer Indirect	Consumer Other	Total
Acquired loans
Performing	$19,735	$19,380	$0	$761	$39,876
Nonperforming	1,414	1,104	0	0	2,518
Total	$21,149	$20,484	$0	$761	$42,394

Note 5 Goodwill and Other Intangible Assets

(In thousands)	Banking	Insurance	Wealth Management	Total
Balance at January 1, 2018	$64,369	$19,711	$8,211	$92,291
Goodwill related to sale of portion of business unit[1]	0	(8)	0	(8)
Balance at December 31, 2018	$64,369	$19,703	$8,211	$92,283
Acquisitions	0	164	0	164
Balance at December 31, 2019	$64,369	$19,867	$8,211	$92,447

1 The $8,000 reduction of goodwill in 2018, reflects an adjustment related to the sale of a portion of insurance revenues. In 2017, Tompkins Insurance sold a portion of its personal lines insurance revenues, which had been acquired in a previous acquisition, to a third party. In 2018, Tompkins Insurance adjusted the goodwill related to the sale in 2017.

In the second quarter of 2019, Tompkins Insurance acquired the Cali Agency, Inc., an insurance agency located in western New York, in a cash transaction. The Company recorded the following intangible assets as a result of the acquisition: goodwill ($164,000), customer related intangible ($171,000) and a covenant-not-to-compete ($87,000). The values of the customer related intangible and covenant-not-to-compete are being amortized over 15 years and 5 years, respectively.

Goodwill is assigned to reporting units. The Company reviews its goodwill and intangible assets annually, or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. Based on the Company’s review as of December 31, 2019, there was no impairment of its goodwill or intangible assets. The Company’s impairment testing is highly sensitive to certain assumptions and estimates used. In the event that economic or credit conditions deteriorate significantly, additional interim impairment tests may be required.

Other Intangible Assets

The following table provides information regarding the Company's amortizing intangible assets:

December 31, 2019	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
(In thousands)
Amortized intangible assets:
Core deposit intangible	$18,774	$16,404	$2,370
Customer relationships	9,048	6,405	2,643
Other intangibles	6,197	4,987	1,210
Total intangible assets	$34,019	$27,796	$6,223

December 31, 2018	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
(In thousands)
Amortized intangible assets:
Core deposit intangible	$18,774	$15,386	$3,388
Customer relationships	8,877	5,888	2,989
Other intangibles	5,983	4,732	1,251
Total intangible assets	$33,634	$26,006	$7,628

Amortization expense related to intangible assets totaled $1.7 million in 2019, $1.8 million in 2018 and $1.9 million in 2017. The estimated aggregate future amortization expense for intangible assets remaining as of December 31, 2019 is as follows:

Estimated amortization expense:[1]
(In thousands)
For the year ended December 31, 2020	$1,509
For the year ended December 31, 2021	1,342
For the year ended December 31, 2022	897
For the year ended December 31, 2023	334
For the year ended December 31, 2024	294
 1Excludes the amortization of mortgage servicing rights.  Amortization of mortgage servicing rights was $117,000 in 2019, $69,000 in 2018 and $122,000 in 2017.

Note 6 Premises and Equipment

Premises and equipment at December 31 were as follows:

(In thousands)	2019	2018
Land	$9,195	$9,348
Premises and equipment	103,631	103,850
Furniture, fixtures, and equipment	77,518	73,013
Accumulated depreciation and amortization	(95,989)	(89,009)
Total	$94,355	$97,202

Depreciation and amortization expenses in 2019, 2018 and 2017 are included in operating expenses as follows:

(In thousands)	2019	2018	2017
Premises	$2,809	$2,989	$2,527
Furniture, fixtures, and equipment	4,906	4,615	4,297
Total	$7,715	$7,604	$6,824

The Company leases land, buildings and equipment under operating lease arrangements. Total gross rental expense amounted to $4.7 million in 2019, $4.7 million in 2018, and $5.1 million in 2017. Most leases include options to renew for periods ranging from 5 to 20 years. Options to renew are not included in the above future minimum rental commitments.

Note 7 Deposits

Aggregate time deposits of $250,000 or more were $181.4 million at December 31, 2019, and $156.6 million at December 31, 2018. Scheduled maturities of time deposits at December 31, 2019, were as follows:

(In thousands)	Less than $250,000	$250,000 and over	Total
Maturity
Three months or less	$105,906	$57,279	$163,185
Over three through six months	75,507	36,826	112,333
Over six through twelve months	144,920	46,046	190,966
Total due in 2020	$326,333	$140,151	$466,484
2021	98,389	28,416	126,805
2022	57,080	12,584	69,664
2023	7,726	262	7,988
2024	3,886	0	3,886
Thereafter	187	0	187
Total	$493,601	$181,413	$675,014

Note 8 Securities Sold Under Agreements to Repurchase and Federal Funds Purchased

Information regarding securities sold under agreements to repurchase and Federal funds purchased is detailed in the following tables for the years ended December 31:

Securities Sold Under Agreements to Repurchase	2019	2018	2017
(dollar amounts in thousands)
Total outstanding at December 31	$60,346	$81,842	$75,177

Maximum month-end balance	71,875	81,842	80,326
Average balance during the year	59,742	63,472	64,888
Weighted average rate at December 31	0.22%	0.22%	0.23%
Average interest rate paid during the year	0.24%	0.24%	0.36%
Federal Funds Purchased
Average balance during the year	82	0	0
Weighted average rate at December 31	N/A	N/A	N/A
Average interest rate paid during the year	2.86%	0.00%	0.00%

Securities sold under agreements to repurchase (“repurchase agreements”) are secured borrowings that typically mature within thirty to ninety days, although the Company has entered into repurchase agreements with the Federal Home Loan Bank (“FHLB”) with longer maturities. The Company uses both retail and wholesale repurchase agreements. Retail repurchase agreements are arrangements with local customers of the Company, in which the Company agrees to sell securities to the customer with an agreement to repurchase those securities at a specified later date. Retail repurchase agreements totaled $60.3 million at December 31, 2019. The Company had no outstanding wholesale repurchase agreements at December 31, 2019.

Securities sold under agreements to repurchase are stated at the amount of cash received in connection with the transaction. The Company may be required to provide additional collateral based on the fair value of the underlying securities.

Federal funds purchased are short-term borrowings that typically mature within one to ninety days.

Note 9 Other Borrowings

The following table summarized the Company’s borrowings as of December 31:

(In thousands)	2019	2018
Overnight FHLB advances	$239,100	$647,075
Term FHLB advances	415,000	425,000
Other	4,000	4,000
Total other borrowings	$658,100	$1,076,075

The Company, through its subsidiary banks, had available line-of-credit agreements with correspondent banks permitting borrowings to a maximum of approximately $89.0 million at December 31, 2019 and $98.0 million at December 31, 2018. There were no outstanding advances against those lines at December 31, 2019 and December 31, 2018.

Through its subsidiary banks, the Company has borrowing relationships with the FHLB, which provides secured borrowing capacity, subject to available collateral. The unused borrowing capacity on established lines with the FHLB was $1.3 billion at both December 31, 2019 and December 31, 2018.

As members of the FHLB, the Company’s subsidiary banks can use certain unencumbered residential and commercial real estate related assets and investment securities to secure borrowings from the FHLB. At December 31, 2019, total unencumbered residential and commercial real estate related loans and investment securities pledged at the FHLB were $850.8 million. At December 31, 2019, there were $239.1 million in overnight advances and $415.0 million in term advances with the FHLB, with a weighted average rate of 2.12%, compared to $647.1 million in overnight advances and $425.0 million in term advances at December 31, 2018, with a weighted average rate of 2.07%. At December 31, 2019, the term advances with the FHLB include $170.0 million which mature within one year and $245.0 million which mature in over one year. Maturities of advances due in over one year include $30.0 million in 2021, $85.0 million in 2022, $80.0 million in 2023 and $50.0 million in 2024.

The Company had no callable FHLB borrowings at December 31, 2019.
The Company has a $25.0 million line of credit with a bank.  As of December 31, 2019 and 2018, there was $4.0 million outstanding on the line. The line matures in June 2021.

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

The following table provides information relating to the Trusts as of December 31, 2019:

Description	Issuance Date	Par Amount	Interest Rate	Maturity Date

Sleepy Hollow Capital Trust I	August 2003	$4.0 million	3-month LIBOR plus 3.05%	August 2033
Leesport Capital Trust II	September 2002	$10.0 million	3-month LIBOR plus 3.45%	September 2032
Madison Statutory Trust I	June 2003	$5.0 million	3-month LIBOR plus 3.10%	June 2033

Sleepy Hollow Capital Trust I
In August 2003, Sleepy Hollow Capital Trust I issued $4.0 million of floating rate (three-month LIBOR plus 305 basis points) trust preferred securities, which represent beneficial interests in the assets of the trust. The trust preferred securities will mature on August 2033. Distributions on the trust preferred securities are payable quarterly in arrears on March 31, June 30, September 30 and December 31 of each year. Sleepy Hollow Capital Trust I also issued $100,000 of common equity securities to the Company. The proceeds of the offering were used to acquire the Company’s subordinated debentures that are due concurrently with the trust preferred securities.

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

Madison Statutory Trust I
Madison Statutory Trust, a Connecticut statutory business trust, was formed on June 2003 and issued $5.0 million of mandatory redeemable capital securities carrying a floating interest rate of three month LIBOR plus 3.10%. These debentures are the sole assets of the Trust. The terms of the junior subordinated debentures are the same as the terms of the capital securities. The obligations under the debentures constitute a full and unconditional guarantee by VIST Financial of the obligations of the Trust under the capital securities. These securities must be redeemed in June 2033, but may be redeemed at any time. The Company assumed the rights and obligations of VIST Financial pertaining to the Madison Statutory Trust I through the Company’s acquisition of VIST Financial in August 2012.

Note 11 Employee Benefit Plans

The Company maintains a noncontributory defined-benefit plan (the "DB Pension Plan") and two noncontributory defined-contribution retirement plans (the "DC Retirement Plan" and "2015 DC Retirement Plan") which cover substantially all employees of the Company.

The DB Pension Plan was closed to new employees at year-end 2009 and was frozen on July 31, 2015. The benefits under the DB Pension Plan are based on years of service, age and percentages of the employees' average final compensation. Assets of the Company's DB Pension Plan are invested in common and preferred stock, mutual funds and cash equivalents. At December 31, 2019 and 2018, DB Pension Plan assets included 41,292 and 42,192 shares of Tompkins' common stock that had a fair value of $3.8 million and $3.2 million, respectively.

The defined-contribution retirement plans cover substantially all employees of the Company who have reached the age of 21 and completed one year of service. For participants in these plans, the Company makes contributions to an account set up in the participant's name. The amount equals a percentage of pay and varies based on the participant's age, service, and tenure with the Company. The defined-contribution retirement plans offer the participant a wide range of investment alternatives from which to choose. Expenses related to the defined-contribution plans totaled $4.0 million in 2019, $3.9 million in 2018, and $4.1 million in 2017.

The Company maintains supplemental employee retirement plans (“SERPs”) for certain executives. In 2016, certain SERPs were amended and restated to reflect changes resulting from the freezing of the DB Pension Plan and the Company entered into additional SERP agreements with certain executives. In 2019, the SERP for the Company's CEO was amended to expand the definition of "Earnings" under the SERP to better align the scope of compensation included in our CEO's retirement benefits with chief executive compensation in a manner that is more consistent with market practice. All benefits provided under the SERPs are unfunded and the Company makes payments to plan participants.

The Company also maintains a post-retirement life and healthcare benefit plan (the “Life and Healthcare Plan”), which was amended in 2005. For employees commencing employment after January 1, 2005, the Company does not contribute towards post-retirement healthcare benefits. Retirees and employees who were eligible to retire when the Life and Healthcare Plan was amended were unaffected. Generally, all other employees were eligible for Health Reimbursement Accounts (“HRA”) with an initial balance equal to the amount of the Company’s estimated then current liability. Contributions to the plan are limited to an annual contribution of 4% of the total HRA defined term. Employees, upon retirement, will be able to utilize their HRA for qualified health costs and deductibles. In 2019, the Retiree Life Benefit program was closed to new entrants, and only employees who attained age 50 as of February 1, 2020 will be eligible to earn this benefit. The amounts related to this change are reflected in the below table as amendments in 2019.

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

The following table sets forth the changes in the projected benefit obligation for the DB Pension Plan and SERPs and the accumulated post-retirement benefit obligation for the Life and Healthcare Plan; and the respective plan assets, and the plans’ funded status and amounts recognized in the Company’s Consolidated Statements of Condition at December 31, 2019 and 2018 (the measurement dates of the plans).

	DB Pension Plans		Life and Healthcare Plan		SERP Plan
(In thousands)	2019	2018	2019	2018	2019	2018
Change in benefit obligation:
Benefit obligation at beginning of year	$79,689	$82,748	$7,857	$8,995	$23,539	$26,142
Service cost	0	0	159	212	157	160
Interest cost	2,936	2,508	289	270	909	833
Plan participants’ contributions	0	0	87	122	0	0
Amendments	0	0	(203)	0	2,022	0
Actuarial loss (gain)	10,996	(2,324)	1,218	(1,337)	6,128	(2,987)
Benefits paid	(3,275)	(3,243)	(385)	(405)	(602)	(609)
Benefit obligation at end of year	$90,346	$79,689	$9,022	$7,857	$32,153	$23,539
Change in plan assets:
Fair value of plan assets at beginning of year	$72,474	$80,154	$0	$0	$0	$0
Actual return on plan assets	13,153	(4,437)	0	0	0	0
Plan participants’ contributions	0	0	87	122	0	0
Employer contributions	0	0	298	283	602	609
Benefits paid	(3,275)	(3,243)	(385)	(405)	(602)	(609)
Fair value of plan assets at end of year	$82,352	$72,474	$0	$0	$0	$0
Unfunded status	$(7,994)	$(7,215)	$(9,022)	$(7,857)	$(32,153)	$(23,539)

The accumulated benefit obligation for the DB Pension Plan for 2019 and 2018 was $90.3 million and $79.7 million, respectively. The accumulated benefit obligation for the Life and Healthcare Plan for 2019 and 2018 was $9.0 million and $7.9 million, respectively. The accumulated benefit obligation for the SERPs for 2019 and 2018 was $32.2 million and $23.5 million, respectively. The unfunded status of the DB Pension Plan, the Life and Healthcare Plan, and SERPs was recognized in other liabilities in the Consolidated Statement of Condition at December 31, 2019 in the amounts of $8.0 million, $9.0 million, and $32.2 million, respectively. The unfunded status of the DB Pension Plan, the Life and Healthcare Plan, and SERPs in the amount of $7.2 million, $7.9 million, and $23.5 million, respectively, was recognized in other liabilities in the Consolidated Statement of Condition at December 31, 2018.

Net periodic benefit cost and other comprehensive income (loss) includes the following components:

(In thousands)	DB Pension Plans			Life and Healthcare Plan			SERP Plan
Components of net periodic benefit cost	2019	2018	2017	2019	2018	2017	2019	2018	2017
Service cost	$0	$0	$0	$159	$212	$192	$157	$160	$166
Interest cost	2,936	2,508	2,501	289	270	268	909	833	852
Expected return on plan assets	(4,933)	(5,648)	(5,088)	0	0	0	0	0	0
Amortization of prior service (credit) cost	(10)	(10)	(10)	(62)	(62)	(62)	104	87	87
Recognized net actuarial loss	1,334	1,118	1,075	0	62	34	343	539	399
Recognized net actuarial gain due to curtailments	0	0	0	(399)	0	0	0	0	0
Net periodic benefit (credit) cost	$(673)	$(2,032)	$(1,522)	$(13)	$482	$432	$1,513	$1,619	$1,504

Other changes in plan assets and benefit obligations recognized in other comprehensive income (loss):

(In thousands)	DB Pension Plans			Life and Healthcare Plan			SERP Plan
	2019	2018	2017	2019	2018	2017	2019	2018	2017
Net actuarial loss (gain)	$2,776	$7,761	$1,434	$1,218	$(1,337)	$708	$6,128	$(2,987)	$2,407
Recognized actuarial loss	(1,334)	(1,118)	(1,075)	0	(62)	(34)	(343)	(539)	(399)
Prior service credit	0	0	0	(203)	0	(964)	2,022	0	0
Recognized prior service cost (credit)	10	10	10	62	62	62	(104)	(87)	(87)
Prior service cost (credit) recognized due to curtailment	0	0	0	399	0	0	0	0	0
Recognized in other comprehensive income (loss)	$1,452	$6,653	$369	$1,476	$(1,337)	$(228)	$7,703	$(3,613)	$1,921
Total recognized in net periodic benefit cost and other comprehensive income (loss)	$779	$4,621	$(1,153)	$1,463	$(855)	$204	$9,216	$(1,994)	$3,425

Pre-tax amounts recognized as a component of accumulated other comprehensive income (loss) as of year-end that have not been recognized as a component of the Company’s combined net periodic benefit cost of the Company’s DB Pension Plan, Life and Healthcare Plan and SERPs are presented in the following table.

(In thousands)	DB Pension Plans			Life and Healthcare Plan			SERP Plan
	2019	2018	2017	2019	2018	2017	2019	2018	2017
Net actuarial loss (gain)	$48,045	$46,603	$39,960	$1,586	$368	$1,767	$11,345	$5,560	$9,086
Prior service cost (credit)	(9)	(20)	(30)	(348)	(606)	(668)	2,433	514	602
Total	$48,036	$46,583	$39,930	$1,238	$(238)	$1,099	$13,778	$6,074	$9,688

The pre-tax amounts included in accumulated other comprehensive income (loss) that are expected to be recognized in net periodic pension cost during the fiscal year ended December 31, 2020 are shown below.

(In thousands)	Pension Plans	Life and Healthcare Plan	SERP Plan
Actuarial loss	1,359	103	796
Prior service cost	(10)	(61)	285
Total	1,349	42	1,081

Weighted-average assumptions used in accounting for the plans were as follows:

(In thousands)	DB Pension Plans			Life and Healthcare Plan			SERP Plan
	2019	2018	2017	2019	2018	2017	2019	2018	2017
Discount Rates
Benefit Cost for Plan Year	4.08%	3.43%	3.89%	4.13%	3.51%	3.97%	4.16%	3.55%	4.10%
Benefit Obligation at End of Plan Year	3.04%	4.08%	3.43%	3.10%	4.13%	3.51%	3.14%	4.16%	3.55%
Expected long-term return on plan assets	7.00%	7.25%	7.25%	N/A	N/A	N/A	N/A	N/A	N/A
Rate of compensation increase
Benefit Cost for Plan Year	N/A	N/A	N/A	4.00%	5.00%	5.00%	5.00%	5.00%	5.00%
Benefit Obligation at End of Plan Year	N/A	N/A	N/A	4.00%	4.00%	5.00%	5.00%	5.00%	5.00%

Tompkins offers post-retirement life and healthcare benefits, although as previously mentioned, has discontinued providing post-retirement healthcare to participants hired after 2004. The weighted average annual assumed rate of increase in the per capita cost of covered benefits (the health care cost trend rate) was 5.9% beginning in 2019 and is assumed to decrease gradually to 4.5% in 2026 and beyond. A 1% increase in the assumed health care cost trend rate would increase service and interest costs by approximately $594 and increase the Company’s benefit obligation by approximately $20,000. A 1% decrease in the assumed health care cost trend rate, would decrease service and interest costs by approximately $526 and decrease the Company’s benefit obligation by approximately $18,000.

To develop the expected long-term rate of return on assets assumption for the DB Pension Plan, the Company considered the historical returns and the future expectations for returns for each asset class, as well as target asset allocations of the pension portfolio. Based on this analysis, the Company selected 7.00% as the long-term rate of return on asset assumption.

The discount rates used to determine the Company’s DB Pension Plan and other post-retirement benefit obligations as of December 31, 2019, and December 31, 2018, were determined by matching estimated benefit cash flows to a yield curve derived from Citigroup’s regular bond yield at December 31, 2019 and December 31, 2018.

Based on the Company’s anticipation of future experience under the DB Pension Plan, the mortality tables used to determine future benefit obligations under the plan were updated as of December 31, 2019 to the PRI-2012 Mortality Tables with Mortality Improvement Scale MP 2019. The Company updated this assumption based on the new improvement table released by The Society of Actuaries in October 2019. The appropriateness of the assumptions is reviewed annually.

Cash Flows

Plan assets are amounts that have been segregated and restricted to provide benefits, and include amounts contributed by the Company and amounts earned from investing contributions, less benefits paid. The Company funds the cost of the SERPs and the Life and Healthcare Plan benefits on a pay-as-you-go basis.

The benefits as of December 31, 2019, expected to be paid in each of the next five fiscal years, and in the aggregate for the five fiscal years thereafter were as follows:

(In thousands)	DB Pension Plans	Life and Healthcare Plan	SERP Plan
2020	$4,125	$557	$708
2021	4,275	447	700
2022	4,209	436	754
2023	4,386	429	863
2024	4,478	423	846
2025-2029	23,939	2,162	4,949
Total	$45,412	$4,454	$8,820

Plan Assets

The Company’s DB Pension Plan’s weighted-average asset allocations at December 31, 2019 and 2018, respectively, by asset category are as follows:

	2019	2018
Equity securities	62%	61%
Debt securities	36%	38%
Other	2%	1%
Total Allocation	100%	100%

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

The intention is for the Fund to be prudently diversified. The Fund’s investments will be invested among the fixed income, equity and cash equivalent sectors. The pension committee will designate minimum and maximum positions in any of the sectors. In no case shall more than 10% of the Fund assets consist of qualified securities or real estate of the Company. Unless otherwise approved by the Trustees, the following investments are prohibited:

–	Restricted stock, private placements, short positions, calls, puts, or margin transactions;

–	Commodities, oil and gas properties, real estate properties, or

–	Any investment that would constitute a prohibited transaction as described in the Employee Retirement Income Security Act of 1974 (“ERISA”), section 407, 29 U.S.C. 1106.

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

Fair Value Measurements
December 31, 2019
(In thousands)	Fair Value 2019	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$1,367	$1,367	$0	$0
Common stocks	26,574	26,574	0	0
Mutual funds	54,411	54,411	0	0
Total Fair Value of Plan Assets	$82,352	$82,352	$0	$0

Fair Value Measurements
December 31, 2018
(In thousands)	Fair Value 2018	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$1,018	$1,018	$0	$0
Common stocks	20,648	20,648	0	0
Mutual funds	50,808	50,808	0	0
Total Fair Value of Plan Assets	$72,474	$72,474	$0	$0

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

The Company has an Employee Stock Ownership Plan (ESOP) and a 401(k) Investment and Stock Ownership Plan (ISOP) covering substantially all employees of the Company. The ESOP allows for Company contributions in the form of common stock of the Company. Annually, the Tompkins Board of Directors determines a profit-sharing payout to its employees in accordance with a performance-based formula. A percentage of the approved amount is paid in Company common stock into the ESOP. Contributions are limited to a maximum amount as stipulated in the ESOP. The remaining percentage is either paid out in cash or deferred into the ISOP at the direction of the employee. Compensation expense related to the profit-sharing totaled $4.4 million in 2019, $4.9 million in 2018, and $5.8 million in 2017.

Under the ISOP, employees may contribute a percentage of their eligible compensation with a Company match of such contributions up to a maximum match of 4%. Participation in the 401(k) Plan is contingent upon certain age and service requirements. The Company’s expense associated with these matching provisions was $2.9 million in 2019, $2.6 million in 2018, and $2.5 million in 2017.

Life insurance benefits are provided to certain officers of the Company. In connection with these policies, the Company reflects life insurance assets on its Consolidated Statements of Condition of $83.0 million at December 31, 2019, and $81.9 million at December 31, 2018. The insurance is carried at its cash surrender value on the Consolidated Statements of Condition. Increases in the cash surrender value of the insurance are reflected as noninterest income, net of any related mortality expense.

The Company provides split dollar life insurance benefits to certain employees. The plan is unfunded and the estimated liability of the plan of $1.6 million and $1.5 million is recorded in other liabilities in the Consolidated Statements of Condition at December 31, 2019 and 2018, respectively. Compensation expense related to the split dollar life insurance was approximately $49,801 in 2019 and $52,000 in 2018.

Note 12 Stock Plans and Stock Based Compensation

In 2019, the 2009 Tompkins Financial Corporation Equity Plan (“2009 Equity Plan”) expired and was replaced by the new Tompkins Financial Corporation 2019 Equity Plan (“2019 Equity Plan”). Under the 2019 Equity Plan, the Company may grant stock appreciation rights ("SARs"), shares of restricted stock and restricted units and performance share awards covering up to 1,275,000 shares of the Company's common stock to certain officers, employees, and nonemployee directors. Additionally, restricted stock awards and restricted units and performance share awards will reduce the shares available for grant under the 2019 Equity Plan by 4.25 shares for each share subject to an award, resulting in a total number of full-value share awards that may be issued under the 2019 Plan to 300,000. Stock options and SARs are granted at an exercise price equal to the stock’s fair value at the date of grant, may not have a term in excess of ten years, and have vesting periods that range between five and seven years from the grant date. Restricted stock awards have vesting periods that range between five and seven years, and restricted units vest in five years from grant date, and have grant date fair values that equal the closing price of the Company’s common stock on grant date. Prior to the adoption of the 2009 Equity Plan, the Company had similar stock option plans, which remain in effect solely with respect to unexercised options issued under these plans.

The Company granted 62,360 equity awards to its employees in 2019, consisting of 49,365 shares of restricted stock, 4,650 performance share awards and 8,345 restricted stock units. The Company granted 65,785 equity awards to its employees in 2018, consisting of 65,785 shares of restricted stock. The Company granted 59,333 equity awards to its employees in 2017, consisting of 59,333 shares of restricted stock.

The following table presents the activity related to stock options and SARs under all plans for the year ended December 31, 2019.

	Number of Shares/Rights	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2019	225,375	$48.02
Granted	0	0.00
Exercised	(64,865)	43.41
Forfeited	(2,888)	58.91
Outstanding at December 31, 2019	157,622	$49.72	4.34	$6,585,638
Exercisable at December 31, 2019	103,927	$46.91	3.83	$4,634,146

Total stock-based compensation expense for stock options and SARs was $235,000 in 2019, $304,000 in 2018, and $367,000 in 2017. As of December 31, 2019, unrecognized compensation cost related to unvested stock options and SARs totaled $375,000. The cost is expected to be recognized over a weighted average period of 2.2 years. Net cash proceeds, tax benefits and intrinsic value related to total stock options, SARs, and restricted stock exercised is as follows:

(in thousands)	2019	2018	2017
Proceeds from stock option exercises	$(992)	$(540)	$(641)
Tax benefits related to stock option exercises	944	680	1,634
Intrinsic value of stock option exercises	2,460	1,447	3,139

The Company uses the Black-Scholes option-valuation model to determine the fair value of incentive stock options and SARs at the date of grant. The valuation model estimates fair value based on the assumptions listed in the table below. The risk-free rate is the interest rate available on zero-coupon U.S. Treasury instruments with a remaining term equal to the expected term of the share option at the time of grant. The expected dividend yield is based on the dividend trends and the market price of the Company’s stock price at grant. Volatility is largely based on historical volatility of the Company’s stock price. The expected term is based upon historical experience of employee exercises and terminations as the vesting term of the grants. The fair values of the grants are expensed over the vesting periods. There were no stock options or SARs granted in 2019, 2018 and 2017.

December 31, 2019
Options and SARs Outstanding			Options and SARs Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$35.71-37.50	31,680	1.62	$37.00	31,680	$37.00
$37.51-41.00	28,155	3.28	$40.60	21,500	$40.60
$41.01-50.00	47,195	4.86	$49.22	28,226	$49.22
$50.01-76.90	50,370	6.15	$63.12	22,410	$63.87
$76.91-86.18	222	6.89	$86.18	111	$86.18
	157,622	4.34	$49.72	103,927	$46.91

The following table presents activity related to restricted stock awards for the twelve months ended December 31, 2019.

	Number of Shares	Weighted Average Fair Value
Unvested at January 1, 2019	255,239	$66.52
Granted	62,360	89.21
Vested	(61,275)	60.48
Forfeited	(8,357)	70.62
Unvested at December 31, 2019	247,967	$73.66

The Company granted 49,365 restricted stock awards, 8,345 restricted stock units and 4,650 performance share awards in 2019, each at an average grant date fair value of $89.21. The Company granted 65,785 restricted stock awards in 2018 at an average grant date fair value of $75.44. The Company granted 59,333 restricted stock awards in 2017 at an average grant date fair value of $79.51. The grant date fair values were the closing prices of the Company’s common stock on the grant dates. The Company recognized stock-based compensation related to restricted stock awards, restricted stock units, and performance share awards of $4.0 million in 2019, $3.2 million in 2018, and $2.6 million in 2017. Unrecognized compensation costs related to restricted stock and performance awards, and restricted stock units totaled $14.1 million at December 31, 2019 and will be recognized over 3.5 years and 4.9 years, respectively on a weighted average basis.

Note 13 Other Noninterest Income and Expense

Other income and operating expense totals are presented in the table below.  Components of these totals exceeding 1%, and other significant items, of the aggregate of total other noninterest income and total other noninterest expenses for any of the years presented below are stated separately.

	Year ended December 31,
(In thousands)	2019	2018	2017
NONINTEREST INCOME
Other service charges	$3,166	$3,263	$2,982
Increase in cash surrender value of corporate owned life insurance	2,164	1,818	2,196
Net gain on sale of loans	227	458	50
Gain on sale of fixed assets	98	2,954	30
Other miscellaneous income	2,761	4,637	2,373
Total other noninterest income	$8,416	$13,130	$7,631
NONINTEREST EXPENSES
Marketing expense	$4,856	$5,495	$5,013
Professional fees	8,942	8,564	5,725
Technology expense	10,666	10,099	8,332
Cardholder expense	3,238	3,277	3,391
FDIC insurance	773	2,618	2,527
Other miscellaneous expenses	17,774	20,868	20,537
Total other noninterest expenses	$46,249	$50,921	$45,525

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

The following presents noninterest income, segregated by revenue streams in-scope and out-of-scope of ASC 606, for the years ended December 31, 2019 and 2018.

	Year Ended
(In thousands)	12/31/2019	12/31/2018
Noninterest Income
In-scope of Topic 606:
Commissions and Fees	$28,252	$27,272
Installment Billing	(35)	6
Refund of Commissions	30	(29)
Contract Liabilities/Deferred Revenue	(195)	(181)
Contingent Commissions	3,039	2,301
Subtotal Insurance Revenues	31,091	29,369
Trust and Asset Management	11,441	11,848
Mutual Fund & Investment Income	4,993	5,440
Subtotal Investment Service Income	16,434	17,288
Service Charges on Deposit Accounts	8,321	8,435
Card Services Income	10,526	9,693
Other	1,183	1,176
Noninterest Income (in-scope of ASC 606)	67,555	65,961
Noninterest Income (out-of-scope of ASC 606)[1]	7,878	11,488
Total Noninterest Income	$75,433	$77,449
1 The year ended December 31, 2018 includes approximately $2.9 million related to gain on sale of fixed assets.

Contract Balances
Receivables primarily consist of amounts due for insurance and wealth management services performed for which the Company's performance obligations have been fully satisfied. Receivables amounted to $4.7 million and $2.0 million, respectively, at December 31, 2019, compared to $4.3 million and $1.8 million, respectively, at December 31, 2018 and were included in other assets in the Consolidated Statements of Condition.

A contract asset balance occurs when an entity performs a service for a customer before the customer pays consideration (resulting in a contract receivable) or before payment is due (resulting in a contract asset). The Company’s noninterest revenue streams, excluding some insurance commissions and fees, are largely based on transactional activity, or standard month-end revenue accruals such as asset management fees based on month-end market values. Consideration is often received immediately or shortly after the Company satisfies its performance obligation and revenue is recognized. As of December 31, 2019 and December 31, 2018, the Company did not have any significant contract balances related to this transactional activity.

The transaction price for an insurance entity often includes an element of consideration that is variable or contingent on the outcome of future events, such as volume of business, growth and claims experience. Consideration for this “contingent revenue” is typically paid during the first quarter of the subsequent year. ASC 606 states that variable consideration be estimated using a method that best predicts the amount of consideration to which the entity will be entitled using the approach that it expects will best predict the amount of consideration to which the entity will be entitled. This assessment would consider the terms of the contract and all reasonably available information, including historical, current, and forecast information. As of December 31, 2019 and December 31, 2018, contract assets related to this contingent income were $2.2 million and $1.9 million, respectively.

A contract liability balance is an entity’s obligation to transfer a service to a customer for which the entity has already received payment (or payment is due) from the customer. The Company often receives cash payments from customers in advance of the Company’s performance resulting in contract liabilities. These contract liabilities are classified current or long-term in the Consolidated Statements of Condition based on the timing of when the Company expects to recognize revenue. As of December 31, 2019 and December 31, 2018, contract liabilities were $2.0 million and $1.8 million, respectively, and are included within accrued expenses in the accompanying Consolidated Statements of Condition. The liabilities include premiums due to insurance carriers in addition to unearned commission revenue.

The increase in the contract liability balance during the year ended December 31, 2019 is primarily as a result of billings and cash payments received in advance of satisfying performance obligations, offset by insurance premiums and revenue recognized during the period that was included in the contract liability balance at the date of adoption. The adoption of ASC 606 did not create a change in accounting for insurance commissions and fees as they relate to contract liabilities, however the Company did eliminate the practice of deferring revenue on its larger accounts over the course of the policy period.

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

Note 15 Income Taxes

The income tax expense (benefit) attributable to income from operations is summarized as follows:

(In thousands)	Current	Deferred	Total
2019
Federal	$15,161	$2,668	$17,829
State	2,782	405	3,187
Total	$17,943	$3,073	$21,016
2018
Federal	$16,391	$2,281	$18,672
State	3,060	73	3,133
Total	$19,451	$2,354	$21,805
2017
Federal	$26,860	$14,749	$41,609
State	1,162	(151)	1,011
Total	$28,022	$14,598	$42,620

The primary reasons for the differences between income tax expense and the amount computed by applying the statutory federal income tax rate to earnings are as follows:

	2019	2018	2017
Statutory federal income tax rate	21.0%	21.0%	35.0%
State income taxes, net of federal benefit	2.5	2.4	0.7
Tax exempt income	(1.5)	(1.5)	(2.6)
Excess benefits from equity-based compensation	(0.8)	(0.6)	(1.6)
Bank-owned life insurance income	(0.5)	(0.4)	(0.8)
Federal tax credit	(0.7)	(0.6)	(2.0)
Enactment of Federal tax reform	0.0	0.0	15.7
All other	0.5	0.6	0.4
Total	20.5%	20.9%	44.8%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Significant components of the Company’s deferred tax assets and liabilities as of December 31 were as follows:

(In thousands)	2019	2018
Deferred tax assets:
Allowance for loan and lease losses	$9,913	$10,676
Lease liability	8,363	0
Interest income on nonperforming loans	368	384
Compensation and benefits	10,972	10,885
Liabilities held at fair value	4	12
Other	1,842	2,333
Total	$31,462	$24,290
Deferred tax liabilities:
Prepaid pension	9,856	8,700
Right of use asset	7,790	0
Depreciation	4,688	4,193
Intangibles	1,128	971
Purchase accounting adjustments	274	328
Leases	2,472	1,790
Other	1,478	1,459
Total deferred tax liabilities	$27,686	$17,441
Net deferred tax asset at year-end	$3,776	$6,849
Net deferred tax asset at beginning of year	$6,849	$9,203
Decrease in net deferred tax asset	(3,073)	(2,354)
Federal tax reform remeasurement of AOCI deferred tax asset	$0	$0
Deferred tax expense	$3,073	$2,354

The above analysis does not include recorded deferred tax assets (liabilities) of $(1.3) million and $7.5 million as of December 31, 2019 and 2018, respectively, related to net unrealized holdings losses/(gains) in the available-for-sale securities portfolio. In addition, the analysis excludes recorded deferred tax assets of $15.5 million and $12.9 million, as of December 31, 2019 and 2018, respectively, related to employee benefit plans.

Realization of deferred tax assets is dependent upon the generation of future taxable income or the existence of sufficient taxable income. A valuation allowance is provided when it is more likely than not that some portion of the deferred tax assets will not be realized. In assessing the need for a valuation allowance, management considers the scheduled reversal of the deferred tax liabilities, the level of historical taxable income, and the projected future taxable income over the periods in which the temporary differences comprising the deferred tax assets will be deductible. Based on its assessment, management determined that no valuation allowance was necessary at December 31, 2019 and 2018.

At December 31, 2019 and December 31, 2018, the Company had no ASC 740-10 unrecognized tax benefits. The Company does not expect the total amount of unrecognized tax benefits to significantly increase within the next twelve months. The Company recognizes interest and penalties on unrecognized tax benefits in income tax expense in its Consolidated Statements of Income.

The Company is subject to U.S. federal income tax and income tax in New York and various state jurisdictions. All tax years ending after December 31, 2015 are open to examination by the taxing authorities.

Note 16 Other Comprehensive Income (Loss)

The tax effect allocated to each component of other comprehensive income (loss) were as follows:

December 31, 2019	Before-Tax Amount	Tax (Expense) Benefit	Net of Tax
Available-for-sale securities:
(In thousands)
Change in net unrealized gain during the period	$33,431	$(8,190)	$25,241
Unrealized gains on HTM securities transferred to AFS securities	3,777	(925)	2,852
Reclassification adjustment for net realized gain on sale included in available-for-sale securities	(616)	151	(465)
Net unrealized gains	36,592	(8,964)	27,628

Employee benefit plans:
Net retirement plan loss	(10,122)	2,480	(7,642)
Net actuarial gain due to curtailment	(399)	97	(302)
Net retirement plan prior service credit	(1,819)	446	(1,373)
Amortization of net retirement plan actuarial gain	1,677	(411)	1,266
Amortization of net retirement plan prior service (cost) credit	32	(8)	24
Employee benefit plans	(10,631)	2,604	(8,027)

Other comprehensive income	$25,961	$(6,360)	$19,601

December 31, 2018	Before-Tax Amount	Tax (Expense) Benefit	Net of Tax
Available-for-sale securities:
(In thousands)
Change in net unrealized loss during the period	$(14,550)	$3,569	$(10,981)
Reclassification adjustment for net realized loss on sale included in available-for-sale securities	440	(108)	332
Net unrealized losses	(14,110)	3,461	(10,649)

Employee benefit plans:
Net retirement plan loss	(3,437)	843	(2,594)
Amortization of net retirement plan actuarial gain	1,719	(421)	1,298
Amortization of net retirement plan prior service (cost) credit	15	(4)	11
Employee benefit plans	(1,703)	418	(1,285)

Other comprehensive loss	$(15,813)	$3,879	$(11,934)

December 31, 2017	Before-Tax Amount	Tax (Expense) Benefit	Net of Tax
Available-for-sale securities:
(In thousands)
Change in net unrealized loss during the period	$(4,442)	$1,761	$(2,681)
Reclassification adjustment for net realized loss on sale included in available-for-sale securities	407	(163)	244
Net unrealized losses	(4,035)	1,598	(2,437)

Employee benefit plans:
Net retirement plan loss	(4,549)	1,115	(3,434)
Net retirement plan prior service credit	964	(236)	728
Amortization of net retirement plan actuarial loss	1,508	(603)	905
Amortization of net retirement plan prior service (cost) credit	15	(6)	9
Employee benefit plans	(2,062)	270	(1,792)

Other comprehensive loss	$(6,097)	$1,868	$(4,229)

The following table presents the activity in our accumulated other comprehensive loss for the periods indicated:

(In thousands)	Available-for-Sale Securities	Employee Benefit Plans	Accumulated Other Comprehensive Income (loss)
Balance at January 1, 2017	$(7,915)	$(29,194)	$(37,109)
Other comprehensive loss	(2,437)	(1,792)	(4,229)
Reclassification due to adoption of ASU 2018-02	(2,653)	(7,305)	(9,958)
Balance at December 31, 2017	$(13,005)	$(38,291)	$(51,296)

Balance at January 1, 2018	(13,005)	(38,291)	(51,296)
Other comprehensive loss	(10,649)	(1,285)	(11,934)
Adoption of ASU 2016-01	65	0	65
Balance at December 31, 2018	$(23,589)	$(39,576)	$(63,165)

Balance at January 1, 2019	(23,589)	(39,576)	(63,165)
Other comprehensive income	27,628	(8,027)	19,601
Balance at December 31, 2019	$4,039	$(47,603)	$(43,564)

December 31, 2019
Details about Accumulated other Comprehensive Income Components (in thousands)	Amount Reclassified from Accumulated Other Comprehensive (Loss)[1]	Affected Line Item in the Statement Where Net Income is Presented
Available-for-sale securities:
Unrealized gains and losses on available-for-sale securities	$616	Net (loss) gain on securities transactions
	(151)	Tax expense
	465	Net of tax
Employee benefit plans:
Amortization of the following[2]
Net retirement plan actuarial gain	(1,677)	Other operating expense
Net retirement plan prior service credit	(32)	Other operating expense
	(1,709)	Total before tax
	419	Tax benefit
	(1,290)	Net of tax

December 31, 2018
Details about Accumulated other Comprehensive Income Components (in thousands)	Amount Reclassified from Accumulated Other Comprehensive (Loss)[1]	Affected Line Item in the Statement Where Net Income is Presented
Available-for-sale securities:
Unrealized gains and losses on available-for-sale securities	$(440)	Net (loss) gain on securities transactions
	108	Tax benefit
	(332)	Net of tax
Employee benefit plans:
Amortization of the following[2]
Net retirement plan actuarial gain	(1,719)	Other operating expense
Net retirement plan prior service credit	(15)	Other operating expense
	(1,734)	Total before tax
	425	Tax benefit
	(1,309)	Net of tax
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

The Company’s maximum potential obligations to extend credit for loan commitments (unfunded loans, unused lines of credit, and standby letters of credit) outstanding on December 31 were as follows:

(In thousands)	2019	2018
Loan commitments	$149,397	$156,111
Standby letters of credit	30,460	21,685
Undisbursed portion of lines of credit	800,316	819,252
Total	$980,173	$997,048

Commitments to extend credit (including lines of credit) are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Standby letters of credit are conditional commitments to guarantee the performance of a customer to a third party. The Company extends standby letters of credit to its customers in the normal course of business. The standby letters of credit are generally short-term. As of December 31, 2019, the Company’s maximum potential obligation under standby letters of credit was $30.5 million. Management uses the same credit policies in making commitments to extend credit and standby letters of credit as are used for on-balance-sheet lending decisions. Based upon management’s evaluation of the counterparty, the Company may require collateral to support commitments to extend credit and standby letters of credit. The credit risk amounts are equal to the contractual amounts, assuming the amounts are fully advanced and collateral or other security is of no value. The Company does not anticipate losses as a result of these transactions. These commitments also have off-balance-sheet interest-rate risk, in that the interest rate at which these commitments were made may not be at market rates on the date the commitments are fulfilled. Since some commitments and standby letters of credit are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash flow requirements.

At December 31, 2019, the Company had rate lock agreements associated with mortgage loans to be sold in the secondary market (certain of which relate to loan applications for which no formal commitment has been made) amounting to approximately $1.8 million. In order to limit the interest rate risk associated with rate lock agreements, as well as the interest rate risk associated with mortgages held for sale, if any, the Company enters into agreements to sell loans in the secondary market to unrelated investors on a loan-by-loan basis. At December 31, 2019, the Company had approximately $807,000 of commitments to sell mortgages to unrelated investors on a loan-by-loan basis.

In the normal course of business, the Company is involved in various legal proceedings, investigations, and administrative proceedings. Private, civil litigations may range from individual actions involving a single plaintiff to putative class action lawsuits with potentially thousands of class members. Investigations may involve both formal and informal proceedings, by both government agencies and self-regulatory bodies. Based on information presently known to us, we do not believe there is any matter to which we are a party, or involving any of our properties that, individually or in the aggregate, would reasonably be expected to have a material adverse effect on our financial statements.

Note 18 Earnings Per Share

Calculation of basic earnings per share (Basic EPS) and diluted earnings per share (Diluted EPS) is shown below.

	Year ended December 31,
(In thousands, except share and per share data)	2019	2018	2017
Basic
Net income available to common shareholders	$81,718	$82,308	$52,494
Less: income attributable to unvested stock-based compensation awards	(1,306)	(1,315)	(818)
Net earnings allocated to common shareholders	80,412	80,993	51,676

Weighted average shares outstanding, including unvested stock-based compensation awards	15,149,535	15,283,914	15,193,438

Less: average unvested stock-based compensation awards	(242,478)	(244,685)	(243,006)
Weighted average shares outstanding - Basic	14,907,057	15,039,229	14,950,432

Diluted
Net earnings allocated to common shareholders	80,412	80,993	51,676

Weighted average shares outstanding - Basic	14,907,057	15,039,229	14,950,432

Plus: incremental shares from assumed conversion of stock-based compensation awards	66,894	93,028	122,823

Weighted average shares outstanding - Diluted	14,973,951	15,132,257	15,073,255

Basic EPS	$5.39	$5.39	$3.46
Diluted EPS	$5.37	$5.35	$3.43

Stock-based compensation awards representing 14,982, 10,013, and 20,789 common shares for 2019, 2018, and 2017, respectively, were not included in the computations of diluted earnings per common share because the effect on those periods would have been antidilutive.

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

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of December 31, 2019 and 2018 segregated by the level of valuation inputs within the fair value hierarchy used to measure fair value.

Recurring Fair Value Measurements
December 31, 2019

(In thousands)	Fair Value 12/31/2019	(Level 1)	(Level 2)	(Level 3)
Available-for-sale securities
U.S. Treasuries	$1,840	$0	$1,840	$0
Obligations of U.S. Government sponsored entities	372,488	0	372,488	0
Obligations of U.S. states and political subdivisions	97,785	0	97,785	0
Mortgage-backed securities - residential
U.S. Government agencies	164,451	0	164,451	0
U.S. Government sponsored entities	659,590	0	659,590	0
Non-U.S. Government agencies or sponsored entities	0	0	0	0
U.S. corporate debt securities	2,433	0	2,433	0
Total Available-for-sale securities	1,298,587	0	1,298,587	0
Equity securities	915	0	0	915

The change in the fair value of the $915,000 of available-for-sale securities valued using significant unobservable inputs (level 3), between January 1, 2019 and December 31, 2019 was immaterial.

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

Certain assets are measured at fair value on a nonrecurring basis, that is, they are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances. For the Company, these include loans held for sale, collateral dependent impaired loans, other real estate owned, goodwill and other intangible assets. During 2019, certain collateral dependent impaired loans and other real estate owned at December 31, 2019, were adjusted down to fair value. Collateral values are estimated using Level 2 inputs based upon observable market data. Real estate values are generally valued using independent appraisals or other indications of value based on recent comparable sales of similar properties or assumptions generally available in the market.

(In thousands)		Fair value measurements at reporting date using:			Gain (losses) from fair value changes
	As of	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs	Twelve months ended
Assets:	12/31/2019	(Level 1)	(Level 2)	(Level 3)	12/31/2019
Impaired loans	$14,050	$0	$14,050	$0	$(4,184)
Other real estate owned	315	0	315	0	(94)

(In thousands)		Fair value measurements at reporting date using:			Gain (losses) from fair value changes
	As of	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs	Twelve months ended
Assets:	12/31/2018	(Level 1)	(Level 2)	(Level 3)	12/31/2018
Impaired loans	$6,500	$0	$6,500	$0	$(173)
Other real estate owned	1,594	0	1,594	0	(211)

The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments at December 31, 2019 and 2018. The carrying amounts shown in the table are included in the Consolidated Statements of Condition under the indicated captions. The fair value estimates, methods and assumptions set forth below for the Company’s financial instruments, including those financial instruments carried at cost, are made solely to comply with disclosures required by generally accepted accounting principles in the United States and does not always incorporate the exit-price concept of fair value prescribed by ASC Topic 820-10 and should be read in conjunction with the financial statements and notes included in this Report.

Estimated Fair Value of Financial Instruments
December 31, 2019
(In thousands)	Carrying Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets:
Cash and cash equivalents	$137,982	$137,982	$137,982	$0	$0
Securities - held-to-maturity	0	0	0	0	0
FHLB and FRB stock	33,695	33,695	0	33,695	0
Accrued interest receivable	19,293	19,293	0	19,293	0
Loans and leases, net[1]	4,877,658	4,798,268	0	14,050	4,784,218

Financial Liabilities:
Time deposits	$675,014	$677,205	$0	$677,205	$0
Other deposits	4,537,907	4,537,907	0	4,537,907	0
Securities sold under agreements to repurchase	60,346	60,346	0	60,346	0
Other borrowings	658,100	659,895	0	659,895	0
Trust preferred debentures	17,035	21,904	0	21,904	0
Accrued interest payable	2,486	2,486	0	2,486	0

1 Lease receivables, although excluded from the scope of ASC Topic 825, are included in the estimated fair value amounts at their carrying value.

Estimated Fair Value of Financial Instruments
December 31, 2018
(In thousands)	Carrying Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets:
Cash and cash equivalents	$80,389	$80,389	$80,389	$0	$0
Securities - held-to-maturity	140,579	139,377	0	139,377	0
FHLB and FRB stock	52,262	52,262	0	52,262	0
Accrued interest receivable	20,922	20,922	0	20,922	0
Loans and leases, net[1]	4,790,529	4,649,308	0	6,500	4,642,808

Financial Liabilities:
Time deposits	$637,295	$631,489	$0	$631,489	$0
Other deposits	4,251,664	4,251,664	0	4,251,664	0
Securities sold under agreements to repurchase	81,842	81,842	0	81,842	0
Other borrowings	1,076,075	1,074,081	0	1,074,081	0
Trust preferred debentures	16,863	21,921	0	21,921	0
Accrued interest payable	2,408	2,408	0	2,408	0

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

Note 20 Leases

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

Our property leases have remaining terms of less than 1 to 23 years. Some of these leases may include options to extend the leases for up to 29 years, and some may include options to terminate the leases within 30 days. For each lease containing a renewal option, the Company considers the likelihood that the option will be exercised.  Only renewal options that are reasonably assured of being exercised are included in the calculation of the ROU asset and lease liability.

Operating lease amounts included in the Consolidated Statement of Condition are as follows:

(In thousands)		December 31, 2019
Assets	Classification
ROU assets	Other assets	$33,501

Liabilities
Current lease liabilities	Other liabilities	3,256
Non-current lease liabilities	Other liabilities	32,666
Total lease liabilities		$35,922

The components of operating lease expense, primarily included in “Net occupancy expense of premises,” were as follows:

(In thousands)	Year Ended December 31, 2019
Lease Costs
Operating lease cost	$4,683
Variable lease cost	466
Short-term lease cost	1
Sublease income	(35)
Total lease cost	$5,115

At December 31, 2019, we did not have any material finance lease assets or liabilities.

Other information related to operating leases was as follows:

(In thousands)	Year Ended December 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$4,680
Weighted-average remaining lease term on operating leases	13.85
Weighted-average discount rates on operating leases	3.53%
ROU assets obtained in exchange for lease liabilities	$39,508

Future minimum lease payments under operating leases were as follows:

(In thousands)	Operating Leases
2020	$4,454
2021	4,106
2022	4,059
2023	3,816
2024	3,684
2025 and subsequent years	26,605
Total lease payments	$46,724
Less: Interest	(10,802)
Present value of lease liabilities	$35,922

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

As of December 31, 2019, the most recent notifications from Federal bank regulatory agencies categorized Tompkins Trust Company, The Bank of Castile, Mahopac Bank, and VIST Bank as “well capitalized” under the regulatory framework for PCA. To be categorized as well capitalized, the Company and its subsidiary banks must maintain total risk-based, Tier 1 risk-based, common equity Tier 1 capital and Tier 1 leverage ratios as set forth in the table below. There are no conditions or events since that notification that management believes have changed the capital category of the Company or its subsidiary banks.

The following table presents actual and required capital ratios as of December 31, 2019 and December 31, 2018 for Tompkins and its four banking subsidiaries. The minimum required capital amounts presented include the minimum required capital levels as of January 1, 2020. Capital levels required to be considered well capitalized are based upon prompt corrective action regulations, as amended to reflect the changes under the Basel III Capital Rules.

Actual capital amounts and ratios of the Company and its subsidiary banks are as follows:

	Actual	Minimum Capital Required- Basel III Fully-Phased-In	Required to be Considered Well Capitalized
(dollar amounts in thousands)	Amount/Ratio	Amount/Ratio	Amount/Ratio
December 31, 2019
Total Capital (to risk-weighted assets)
The Company (consolidated)	$666,106 /13.5%	$517,039 />10.5%	$492,418 />10.0%
Trust Company	$197,660/14.1%	$147,405 />10.5%	$140,386 />10.0%
Castile	$145,669/12.2%	$125,493 />10.5%	$119,517 />10.0%
Mahopac	$128,238/13.0%	$103,800 />10.5%	$98,857 />10.0%
VIST	$161,559/12.2%	$139,235 />10.5%	$132,605 />10.0%
Common Equity Tier 1 Capital (to risk-weighted assets)
The Company (consolidated)	$607,290/12.3%	$344,692 />7.0%	$320,072 />6.5%
Trust Company	$185,499/13.2%	$98,270 />7.0%	$91,251 />6.5%
Castile	$136,342/11.4%	$83,662 />7.0%	$77,686 />6.5%
Mahopac	$116,953/11.8%	$69,200 />7.0%	$64,257 />6.5%
VIST	$152,550/11.5%	$92,823 />7.0%	$86,193 />6.5%
Tier 1 Capital (to risk-weighted assets)
The Company (consolidated)	$624,325/12.7%	$418,555 />8.5%	$393,934 />8.0%
Trust Company	$185,499/13.2%	$119,328 />8.5%	$112,309 />8.0%
Castile	$136,342/11.4%	$101,589 />8.5%	$95,614 />8.0%
Mahopac	$116,953/11.8%	$84,029 />8.5%	$79,086 />8.0%
VIST	$152,550/11.5%	$112,714 />8.5%	$106,084 />8.0%
Tier 1 Capital (to average assets)
The Company (consolidated)	$624,325/9.6%	$259,903 />4.0%	$324,879 />5.0%
Trust Company	$185,499/9.2%	$81,001 />4.0%	$101,252 />5.0%
Castile	$136,342/9.2%	$59,239 />4.0%	$74,049 />5.0%
Mahopac	$116,953/8.9%	$52,469 />4.0%	$65,586 />5.0%
VIST	$152,550/8.7%	$70,228 />4.0%	$87,785 />5.0%

December 31, 2018
Total Capital (to risk-weighted assets)
The Company (consolidated)	$645,891 /13.1%	$517,500 />10.5%	$492,857 />10.0%
Trust Company	$191,872/13.9%	$144,822 />10.5%	$137,926 />10.0%
Castile	$138,816/11.7%	$124,738 />10.5%	$118,798 />10.0%
Mahopac	$126,342/12.7%	$104,146 />10.5%	$99,186 />10.0%
VIST	$158,557/11.7%	$142,048 />10.5%	$135,284 />10.0%
Common Equity Tier 1 Capital (to risk-weighted assets)
The Company (consolidated)	$583,458/11.8%	$345,000 />7.0%	$320,357 />6.5%
Trust Company	$180,077/13.1%	$96,548 />7.0%	$89,652 />6.5%
Castile	$129,482/10.9%	$83,159 />7.0%	$77,219 />6.5%
Mahopac	$114,327/11.5%	$69,431 />7.0%	$64,471 />6.5%
VIST	$146,131/10.8%	$94,699 />7.0%	$87,934 />6.5%
Tier 1 Capital (to risk-weighted assets)
The Company (consolidated)	$600,321/12.2%	$418,929 />8.5%	$394,286 />8.0%
Trust Company	$180,077/13.1%	$117,237 />8.5%	$110,341 />8.0%
Castile	$129,482/10.9%	$100,978 />8.5%	$95,038 />8.0%
Mahopac	$114,327/11.5%	$84,309 />8.5%	$79,349 />8.0%
VIST	$146,131/10.8%	$114,991 />8.5%	$108,227 />8.0%
Tier 1 Capital (to average assets)
The Company (consolidated)	$600,321/9.1%	$265,465 />4.0%	$331,832 />5.0%
Trust Company	$180,077/8.5%	$84,592 />4.0%	$105,740 />5.0%
Castile	$129,482/8.6%	$60,368 />4.0%	$75,460 />5.0%
Mahopac	$114,327/8.4%	$54,219 />4.0%	$67,773 />5.0%
VIST	$146,131/8.8%	$66,282 />4.0%	$82,853 />5.0%

Note 22 Condensed Parent Company Only Financial Statements

Condensed financial statements for Tompkins (the Parent Company) as of December 31,2019, 2018 and 2017 are presented below.

Condensed Statements of Condition
(In thousands)	2019	2018
Assets
Cash	$14,631	$6,235
Investment in subsidiaries, at equity	664,775	625,193
Other	3,873	9,416
Total Assets	$683,279	$640,844
Liabilities and Shareholders’ Equity
Borrowings	4,000	4,000
Trust preferred debentures issued to non-consolidated subsidiary	17,035	16,863
Other liabilities	602	522
Tompkins Financial Corporation Shareholders’ Equity	661,642	619,459
Total Liabilities and Shareholders’ Equity	$683,279	$640,844

Condensed Statements of Income
(In thousands)	2019	2018	2017
Dividends received from subsidiaries	$72,827	$44,518	$33,522
Other income	240	332	281
Total Operating Income	$73,067	$44,850	$33,803
Interest expense	1,450	1,468	1,550
Other expenses	8,409	7,222	6,120
Total Operating Expenses	$9,859	$8,690	$7,670
Income Before Taxes and Equity in Undistributed
Earnings of Subsidiaries	63,208	36,160	26,133
Income tax benefit	2,085	1,687	1,867
Equity in undistributed earnings of subsidiaries	16,425	44,461	24,494
Net Income	$81,718	$82,308	$52,494

Condensed Statements of Cash Flows
(In thousands)	2019	2018	2017
Operating activities
Net income	$81,718	$82,308	$52,494
Adjustments to reconcile net income to net cash provided by operating activities
Equity in undistributed earnings of subsidiaries	(16,425)	(44,461)	(24,494)
Other, net	3,209	1,014	(1,569)
Net Cash Provided by Operating Activities	68,502	38,861	26,431
Investing activities
Other, net	3,265	0	1,052
Net Cash Provided by Investing Activities	3,265	0	1,052
Financing activities

Borrowings, net	0	(5,000)	(28,161)
Cash dividends	(30,637)	(29,634)	(27,627)
Repurchase of common shares	(29,867)	(2,448)	0
Net proceeds from restricted stock awards	(1,875)	(1,403)	(1,294)
Shares issued for dividend reinvestment plans	0	0	2,872
Shares issued for employee stock ownership plan	0	3,073	2,296
Net proceeds from exercise of stock options	(992)	(540)	(641)
Net Cash Used in Financing Activities	(63,371)	(35,952)	(52,555)
Net increase (decrease) in cash	8,396	2,909	(25,072)
Cash at beginning of year	6,235	3,326	28,398
Cash at End of Year	$14,631	$6,235	$3,326

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

Banking
The banking segment is primarily comprised of the Company's four banking subsidiaries: Tompkins Trust Company, a commercial bank with 14 banking offices operated in Ithaca, NY and surrounding communities. The Bank of Castile (DBA Tompkins Bank of Castile), a commercial bank with 16 banking offices located in the Genesee Valley region of New York State as well as Monroe County; Mahopac Bank (DBA Tompkins Mahopac Bank), a commercial bank with 14 full-service banking offices located in the counties north of New York City; and VIST Bank (DBA Tompkins VIST Bank), a banking organization with 20 banking offices headquartered and operating in Southeastern Pennsylvania.

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

As of and for the year ended December 31, 2019
(In thousands)	Banking	Insurance	Wealth Management	Intercompany	Consolidated
Interest income	$261,378	$3	$0	$(3)	$261,378
Interest expense	50,753	0	0	(3)	50,750
Net interest income	210,625	3	0	0	210,628
Provision for loan and lease losses	1,366	0	0	0	1,366
Noninterest income	29,054	31,501	17,001	(2,123)	75,433
Noninterest expense	145,102	25,908	12,947	(2,123)	181,834
Income before income tax expense	93,211	5,596	4,054	0	102,861
Income tax expense	18,598	1,426	992	0	21,016
Net Income attributable to noncontrolling interests and Tompkins Financial Corporation	74,613	4,170	3,062	0	81,845
Less: Net income attributable to noncontrolling interests	127	0	0	0	127
Net Income attributable to Tompkins Financial Corporation	$74,486	$4,170	$3,062	$0	$81,718

Depreciation and amortization	$9,778	$225	$41	$0	$10,044
Assets	6,671,409	41,841	24,313	(11,940)	6,725,623
Goodwill	64,370	19,866	8,211	0	92,447
Other intangibles, net	3,215	2,860	148	0	6,223
Net loans and leases	4,877,658	0	0	0	4,877,658
Deposits	5,223,893	0	0	(10,972)	5,212,921
Total equity	608,901	32,204	21,949	0	663,054

As of and for the year ended December 31, 2018
(In thousands)	Banking	Insurance	Wealth Management	Intercompany & Merger	Consolidated
Interest income	$251,592	$3	$0	$(3)	$251,592
Interest expense	39,795	0	0	(3)	39,792
Net interest income	211,797	3	0	0	211,800
Provision for loan and lease losses	3,942	0	0	0	3,942
Noninterest income	31,738	29,760	17,997	(2,046)	77,449
Noninterest expense	145,070	25,427	12,616	(2,046)	181,067
Income before income tax expense	94,523	4,336	5,381	0	104,240
Income tax expense	19,486	1,092	1,227	0	21,805
Net Income attributable to noncontrolling interests and Tompkins Financial Corporation	75,037	3,244	4,154	0	82,435
Less: Net income attributable to noncontrolling interests	127	0	0	0	127
Net Income attributable to Tompkins Financial Corporation	$74,910	$3,244	$4,154	$0	$82,308

Depreciation and amortization	$9,194	$230	$130	$0	$9,554
Assets	6,707,625	42,088	21,365	(12,642)	6,758,436
Goodwill	64,370	19,702	8,211	0	92,283
Other intangibles, net	4,224	3,192	212	0	7,628
Net loans and leases	4,790,529	0	0	0	4,790,529
Deposits	4,900,464	0	0	(11,505)	4,888,959
Total equity	568,988	32,996	18,887	0	620,871

As of and for the year ended December 31, 2017
(In thousands)	Banking	Insurance	Wealth Management	Intercompany & Merger	Consolidated
Interest income	$226,764	$2	$0	$(2)	$226,764
Interest expense	25,462	0	0	(2)	25,460
Net interest income	201,302	2	0	0	201,304
Provision for loan and lease losses	4,161	0	0	0	4,161
Noninterest income	25,498	29,106	16,345	(1,745)	69,204
Noninterest expense	135,750	24,503	12,597	(1,745)	171,105
Income before income tax expense	86,889	4,605	3,748	0	95,242
Income tax expense	39,731	1,705	1,184	0	42,620
Net Income attributable to noncontrolling interests and Tompkins Financial Corporation	47,158	2,900	2,564	0	52,622
Less: Net income attributable to noncontrolling interests	128	0	0	0	128
Net Income attributable to Tompkins Financial Corporation	$47,030	$2,900	$2,564	$0	$52,494

Depreciation and amortization	7,927	285	57	0	$8,269
Assets	6,602,242	39,599	17,779	(11,330)	6,648,290
Goodwill	64,369	19,711	8,211	0	92,291
Other intangibles, net	5,170	3,812	281	0	9,263
Net loans and leases	4,629,349	0	0	0	4,629,349
Deposits	4,848,654	0	0	(10,847)	4,837,807
Total equity	530,386	31,083	14,733	0	576,202

Unaudited Quarterly Financial Data
	2019
(in thousands)	First	Second	Third	Fourth
Interest and dividend income	$64,927	$66,093	$65,775	$64,583
Interest expense	13,013	13,775	12,619	11,343
Net interest income	51,914	52,318	53,156	53,240
Provision for loan and lease losses	445	601	1,320	(1,000)
Income before income taxes	26,667	24,167	25,715	26,312
Net income	21,040	19,392	20,206	21,080
Net income per common share (basic)	1.37	1.28	1.34	1.41
Net income per common share (diluted)	1.37	1.27	1.34	1.40

Unaudited Quarterly Financial Data
	2018
(in thousands)	First	Second	Third	Fourth
Interest and dividend income	$60,140	$62,143	$63,984	$65,325
Interest expense	7,453	9,429	10,821	12,089
Net interest income	52,687	52,714	53,163	53,236
Provision for loan and lease losses	567	1,045	272	2,058
Income before income taxes	26,229	27,842	26,361	23,808
Net income	20,436	22,059	20,902	18,911
Net income per common share (basic)	1.34	1.44	1.37	1.24
Net income per common share (diluted)	1.33	1.43	1.36	1.23

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, including its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2019. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that as of the end of the period covered by this Form 10-K, the Company’s disclosure controls and procedures were effective.

Management’s Annual Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. As of December 31, 2019, management evaluated the effectiveness of the Company’s internal control over financial reporting based on the framework for effective internal control over financial reporting established in “Internal Control - Integrated Framework (2013),” issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on its evaluation under the COSO framework, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2019. The results of management’s assessment were reviewed with the Company’s Audit Committee of its Board of Directors. The independent registered public accounting firm that audited the Company’s consolidated financial statements included in this report has issued an attestation report on the Company’s internal controls over financial reporting, which is included in Part II, Item 8 of this Report.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2019, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

On February 28, 2020, the Compensation Committee of the Company’s Board of Directors (the “Board”) and the full Board approved certain modifications to the compensation payable to Stephen S. Romaine, the Company’s President and Chief Executive Officer; Francis M. Fetsko, the Company’s Executive Vice President, Chief Operating Officer, Chief Financial Officer and Treasurer; and David S. Boyce, Executive Vice President and President of Tompkins Insurance Agencies. The Compensation Committee had determined that the existing cap on the benefits currently included in the Officer Group Term Replacement Plan provided by the Company for each such executive (such arrangement with respect to each such executive, the “Plan”) should be modified in order to better reflect the compensation arrangement that was previously agreed upon between the Company and each such executive. In order to better align the death benefits available to those executives with the arrangements contemplated by the parties when the Plans were put in place, the Compensation Committee and the full Board approved an amendment to the Plan for each of Messrs. Romaine, Fetsko and Boyce, which would establish a minimum death benefit payable to each executive under his Plan and eliminate the dollar value cap on the death benefit, and replace it with a maximum payment equal to the lesser of (a) four times the executive’s Base Annual Salary (as defined in the Plan), or (b) the death benefit or benefits available under the Policy or Policies (as defined in the Plan) maintained as of the date of such executive’s death. A copy of the amendments are filed with this Annual Report on Form 10‑K as Exhibits 10.31, 10.32, and 10.33.

PART III

Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item is incorporated herein by reference to the material under the captions “Proposal No. 1 – Election of Directors”, the discussion of the Company’s code of ethics under “Corporate Governance Matters”, and the discussion of the Audit/Examining Committee under “Matters Relating to the Board of Directors - Board of Directors: Committee Membership” all in the Company’s proxy statement relating to its 2020 annual meeting of shareholders (the “Proxy Statement”), which the Company intends to file with the Securities and Exchange Commission on or about March 27, 2020; and the material captioned “ Information About Our Executive Officers” in Part I of this Report on Form 10-K.

Item 11. Executive Compensation
The information called for by this item is incorporated herein by reference to the material under the captions, “Executive Compensation,”, “Matters Relating to the Board of Directors - Director Compensation”, “Executive Compensation – Compensation Committee Interlocks and Insider Participation”, “Executive Compensation – Compensation Committee Report”, and “Corporate Governance Matters - Risk and Influence on Compensation Programs” in the Proxy Statement.
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
Information regarding stock-based compensation awards outstanding and available for future grant as of December 31, 2019 is presented in the table below.

Equity Compensation Plan Information
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (excluding Securities in Column (a))

	(a)	(b)	(c)
Equity Compensation Plans Approved by Security Holders	157,622	$49.72	237,800 [1]
Equity Compensation Plans Not Approved by Security Holders	0	0.00	0
1 Represents shares that are available for issuance under the 2019 Equity Incentive Plan, which was effective May 7, 2019.

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

Reports of KPMG LLP, Independent Registered Public Accounting Firm on Consolidated Financial Statements and Internal Control over Financial Reporting
Consolidated Statements of Condition as of December 31, 2019 and 2018
Consolidated Statements of Income for the years ended December 31, 2019, 2018, and 2017
Consolidated Statements of Comprehensive Income for the years ended December 31, 2019, 2018, and 2017
Consolidated Statements of Cash Flows for the years ended December 31, 2019, 2018, and 2017
Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2019, 2018, and 2017
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

4.2	Description of Securities Registered Under Section 12 of the Securities Exchange Act of 1934, filed herewith.

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

10.27*
Form of Performance Share Award Agreement under Tompkins Financial Corporation 2019 Equity Plan, incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly report on Form 10-Q filed with the commission on November 12, 2019.

10.28*
Form of Award Agreement (Time-Based Restricted Stock) under Tompkins Financial Corporation 2019 Equity Plan, incorporated herein by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q, filed with the commission on November 12, 2019.

10.29*
Amendment No. 1 to Supplemental Executive Retirement Agreement by and between the Company and Stephen S. Romaine, effective November 12, 2019, incorporated herein by reference to Exhibit 10.3 to the Company' s Quarterly Report on Form 10-Q filed with the commission on November 12, 2019.

10.30*
Form of Supplemental Executive Retirement Agreement, dated November 12, 2019, between the Company and Brian Howard, incorporated herein by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q, filed with the commission on November 12, 2019.

10.31*	Amendment to the TFC Officer Group Term Replacement Plan by and between the Company and Stephen S. Romaine, dated as of February 28, 2020, filed herewith.

10.32*	Amendment to the TFC Officer Group Term Replacement Plan by and between the Company and Francis M. Fetsko, dated as of February 28, 2020, filed herewith.

10.33*	Amendment to the TFC Officer Group Term Replacement Plan by and between the Company and David S. Boyce, dated as of February 28, 2020, filed herewith.

21	Subsidiaries of Registrant, incorporated herein by reference to Exhibit 21 to the Company’s Annual Report on Form 10-K, filed with the Commission on March 17, 2014.

23	Consent of Independent Registered Public Accounting Firm (filed herewith)

24	Power of Attorney, included on signature page of this Report on Form 10-K.

31.1	Certification of the Chief Executive Officer as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of the Chief Financial Officer as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101 INS**	The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document

101 SCH**	Inline XBRL Taxonomy Extension Schema Document

101 CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101 DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document

101 LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document

101 PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the interactive date file because its XBRL tags are embedded with the inline XBRL document.

** Attached as Exhibit 101 to this report are the following formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Condition as of December 31, 2019 and December 31, 2018; (ii) Condensed Consolidated Statements of Income as of December 31, 2019; (iii) Condensed Consolidated Statements of Comprehensive Income as of December 31, 2019; (iv) Condensed Consolidated Statements of Cash Flows as of December 31, 2019; (v) Condensed Consolidated Statements of Changes in Shareholders' Equity as of December 31, 2019; and (vi Notes to Unaudited Condensed Consolidated Financial Statements.

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

Date: March 2, 2020

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

Signature	Date	Capacity	Signature	Date	Capacity
/S/Thomas R. Rochon	3/2/2020	Chairman of the Board	/S/Jennifer R. Tegan	3/2/2020	Director
Thomas R. Rochon		Director	Jennifer R. Tegan

/S/Stephen S. Romaine	3/2/2020	President and Chief Executive	/S/Patricia A. Johnson	3/2/2020	Director
Stephen S. Romaine		Officer (Principal Executive Officer)	Patricia A. Johnson
Director
			/S/Frank C. Milewski	3/2/2020	Director
/S/James W. Fulmer	3/2/2020	Vice Chairman, Director	Frank C. Milewski
James W. Fulmer
			/S/Michael H. Spain	3/2/2020	Director
/S/Francis M. Fetsko	3/2/2020	Executive Vice President and	Michael H. Spain
Francis M. Fetsko		Chief Financial Officer
		(Principal Financial Officer)	/S/Alfred J. Weber	3/2/2020	Director
		(Principal Accounting	Alfred J. Weber
Officer)
/S/John E. Alexander	3/2/2020	Director	/S/Craig Yunker	3/2/2020	Director
John E. Alexander			Craig Yunker

/S/Paul J. Battaglia	3/2/2020	Director
Paul J. Battaglia

/S/Daniel J. Fessenden	3/2/2020	Director
Daniel J. Fessenden

118 E. Seneca Street, P.O. Box 460, Ithaca, New York 14851
(607) 273-3210

www.tompkinsfinancial.com