Form 10-Q
period 2020-03-31
TOMPKINS FINANCIAL CORP
filed 2020-05-11
CIK 1005817

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

Indicate the number of shares of the Registrant's Common Stock outstanding as of the latest practicable date: 14,907,286 shares as of April 30, 2020.

TOMPKINS FINANCIAL CORPORATION

FORM 10-Q

TOMPKINS FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CONDITION

(In thousands, except share and per share data) (Unaudited)	As of	As of
ASSETS	3/31/2020	12/31/2019
	(unaudited)	(audited)
Cash and noninterest bearing balances due from banks	$110,998	$136,010
Interest bearing balances due from banks	4,265	1,972
Cash and Cash Equivalents	115,263	137,982

Available-for-sale debt securities, at fair value (amortized cost of $1,318,416 at March 31, 2020 and $1,293,239 at December 31, 2019)	1,352,637	1,298,587
Equity securities, at fair value (amortized cost $930 at March 31, 2020 and $915 at December 31, 2019)	930	915
Originated loans and leases, net of unearned income and deferred costs and fees	4,724,277	4,697,401
Acquired loans	213,545	220,149
Less: Allowance for credit losses	52,404	39,892
Net Loans and Leases	4,885,418	4,877,658

Federal Home Loan Bank and other stock	24,212	33,695
Bank premises and equipment, net	93,604	94,355
Corporate owned life insurance	82,872	82,961
Goodwill	92,447	92,447
Other intangible assets, net	5,847	6,223
Accrued interest and other assets	89,884	100,800
Total Assets	$6,743,114	$6,725,623
LIABILITIES
Deposits:
Interest bearing:
Checking, savings and money market	3,273,813	3,080,686
Time	708,933	675,014
Noninterest bearing	1,426,617	1,457,221
Total Deposits	5,409,363	5,212,921

Federal funds purchased and securities sold under agreements to repurchase	68,993	60,346
Other borrowings	457,983	658,100
Trust preferred debentures	17,078	17,035
Other liabilities	107,100	114,167
Total Liabilities	$6,060,517	$6,062,569
EQUITY
Tompkins Financial Corporation shareholders' equity:
Common Stock - par value $.10 per share: Authorized 25,000,000 shares; Issued: 14,943,857 at March 31, 2020; and 15,014,499 at December 31, 2019	1,494	1,501
Additional paid-in capital	333,662	338,507
Retained earnings	372,344	370,477
Accumulated other comprehensive loss	(21,271)	(43,564)
Treasury stock, at cost – 117,940 shares at March 31, 2020, and 123,956 shares at December 31, 2019	(5,076)	(5,279)
Total Tompkins Financial Corporation Shareholders’ Equity	681,153	661,642

Noncontrolling interests	1,444	1,412
Total Equity	$682,597	$663,054
Total Liabilities and Equity	$6,743,114	$6,725,623

See notes to unaudited condensed consolidated financial statements.

TOMPKINS FINANCIAL CORPORATION
 CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended
(In thousands, except per share data) (Unaudited)	3/31/2020	3/31/2019
INTEREST AND DIVIDEND INCOME
Loans	$55,614	$55,324
Due from banks	6	10
Available-for-sale debt securities	7,144	7,858
Held-to-maturity securities	0	858
Federal Home Loan Bank and other stock	435	878
Total Interest and Dividend Income	63,199	64,928
INTEREST EXPENSE
Time certificates of deposits of $250,000 or more	843	586
Other deposits	6,356	6,011
Federal funds purchased and securities sold under agreements to repurchase	36	44
Trust preferred debentures	289	329
Other borrowings	2,706	6,044
Total Interest Expense	10,230	13,014
Net Interest Income	52,969	51,914
Less: Provision for credit loss expense	16,294	445
Net Interest Income After Provision for Credit Loss Expense	36,675	51,469
NONINTEREST INCOME
Insurance commissions and fees	8,045	8,045
Investment services income	4,202	4,084
Service charges on deposit accounts	1,983	1,998
Card services income	2,183	2,790
Other income	2,104	2,478
Net gain on securities transactions	443	12
Total Noninterest Income	18,960	19,407
NONINTEREST EXPENSE
Salaries and wages	22,494	21,101
Other employee benefits	5,684	5,611
Net occupancy expense of premises	3,328	3,601
Furniture and fixture expense	1,985	1,979
Amortization of intangible assets	374	412
Other operating expense	11,875	11,505
Total Noninterest Expenses	45,740	44,209
Income Before Income Tax Expense	9,895	26,667
Income Tax Expense	1,909	5,595
Net Income Attributable to Noncontrolling Interests and Tompkins Financial Corporation	7,986	21,072
Less: Net Income Attributable to Noncontrolling Interests	37	32
Net Income Attributable to Tompkins Financial Corporation	$7,949	$21,040
Basic Earnings Per Share	$0.53	$1.37
Diluted Earnings Per Share	$0.53	$1.37

See notes to unaudited condensed consolidated financial statements.

TOMPKINS FINANCIAL CORPORATION
 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended
(In thousands) (Unaudited)	3/31/2020	3/31/2019
Net income attributable to noncontrolling interests and Tompkins Financial Corporation	$7,986	$21,072
Other comprehensive income (loss), net of tax:

Available-for-sale debt securities:
Change in net unrealized gain/(loss) during the period	22,123	11,894
Reclassification adjustment for net realized gain on sale of available-for-sale debt securities included in net income	(324)	0

Employee benefit plans:
Amortization of net retirement plan actuarial loss	454	318
Amortization of net retirement plan prior service cost	40	3

Other comprehensive income	22,293	12,215

Subtotal comprehensive income attributable to noncontrolling interests and Tompkins Financial Corporation	30,279	33,287
Less: Net income attributable to noncontrolling interests	(37)	(32)
Total comprehensive income attributable to Tompkins Financial Corporation	$30,242	$33,255

See notes to unaudited condensed consolidated financial statements.

TOMPKINS FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
(In thousands) (Unaudited)	3/31/2020	3/31/2019
OPERATING ACTIVITIES
Net income attributable to Tompkins Financial Corporation	$7,949	$21,040
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit loss expense	16,294	445
Depreciation and amortization of premises, equipment, and software	2,554	2,480
Amortization of intangible assets	374	412
Earnings from corporate owned life insurance	(324)	(643)
Net amortization on securities	1,937	1,786
Amortization/accretion related to purchase accounting	(372)	(369)
Net gain on securities transactions	(443)	(12)
Net gain on sale of loans originated for sale	(176)	(94)
Proceeds from sale of loans originated for sale	4,260	8,586
Loans originated for sale	(4,514)	(6,059)
Net (gain) loss on sale of bank premises and equipment	(3)	7
Net excess tax benefit from stock based compensation	118	139
Stock-based compensation expense	1,180	985
Decrease (increase) in accrued interest receivable	1,286	(3,068)
Decrease in accrued interest payable	(242)	(274)
Other, net	(5,735)	(8,923)
Net Cash Provided by Operating Activities	24,143	16,438
INVESTING ACTIVITIES
Proceeds from maturities, calls and principal paydowns of available-for-sale debt securities	156,834	51,409
Proceeds from sales of available-for-sale debt securities	42,584	0
Proceeds from maturities, calls and principal paydowns of held-to-maturity securities	0	3,821
Purchases of available-for-sale debt securities	(226,103)	(48,293)
Purchases of held-to-maturity securities	0	(2,985)
Net (increase) decrease in loans	(20,879)	38,424
Proceeds from redemption/sale of Federal Home Loan Bank and other stock	34,088	35,293
Purchases of Federal Home Loan Bank and other stock	(24,605)	(28,119)
Proceeds from sale of bank premises and equipment	4	40
Purchases of bank premises, equipment and software	(909)	(1,641)
Other, net	548	0
Net Cash (Used in) Provided by Investing Activities	(38,438)	47,949
FINANCING ACTIVITIES
Net increase in demand, money market, and savings deposits	162,523	76,549
Net increase in time deposits	34,141	24,697
Net increase (decrease) in Federal funds purchased and securities sold under agreements to repurchase	8,647	(14,924)
Increase in other borrowings	74,583	13,752
Repayment of other borrowings	(274,700)	(166,400)
Cash dividends	(7,789)	(7,657)
Repurchase of common stock	(5,620)	0
Net proceeds from exercise of stock options	(209)	(219)
Net Cash Used in Financing Activities	(8,424)	(74,202)
Net Decrease in Cash and Cash Equivalents	(22,719)	(9,815)
Cash and cash equivalents at beginning of period	137,982	80,389
Total Cash and Cash Equivalents at End of Period	$115,263	$70,574

See notes to unaudited condensed consolidated financial statements.

TOMPKINS FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
(In thousands) (Unaudited)	3/31/2020	3/31/2019
Supplemental Information:
Cash paid during the year for - Interest	$10,694	$13,568
Cash paid during the year for - Taxes	1,214	54
Transfer of loans to other real estate owned	104	0

See notes to unaudited condensed consolidated financial statements.

TOMPKINS FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(In thousands except share and per share data)(Unaudited)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Non- controlling Interests	Total
Balances at January 1, 2019	$1,535	$366,595	$319,396	$(63,165)	$(4,902)	$1,412	$620,871
Net income attributable to noncontrolling interests and Tompkins Financial Corporation			21,040			32	21,072
Other comprehensive income				12,215			12,215
Total Comprehensive Income							33,287
Cash dividends ($0.50 per share)			(7,657)				(7,657)
Net exercise of stock options (4,996 shares)		(219)					(219)
Stock-based compensation expense		985					985
Directors deferred compensation plan ((4,770) shares)		(116)			116		0
Restricted stock activity ((3,295) shares)							0
Balances at March 31, 2019	$1,535	$367,245	$332,779	$(50,950)	$(4,786)	$1,444	$647,267

Balances at January 1, 2020	$1,501	$338,507	$370,477	$(43,564)	$(5,279)	$1,412	$663,054
Net income attributable to noncontrolling interests and Tompkins Financial Corporation			7,949			37	7,986
Other comprehensive income				22,293			22,293
Total Comprehensive Income							30,279
Cash dividends ($0.52 per share)			(7,789)				(7,789)
Net exercise of stock options (3,011 shares)		(209)					(209)
Common stock repurchased and returned to unissued status (71,288 shares)	(7)	(5,613)					(5,620)
Stock-based compensation expense		1,180					1,180
Directors deferred compensation plan (6,016 shares)		(203)			203		0
Restricted stock activity (2,365 shares)							0
Impact of adoption of ASU 2016-13			1,707				1,707
Partial repurchase of noncontrolling interest						(5)	(5)
Balances at March 31, 2020	$1,494	$333,662	$372,344	$(21,271)	$(5,076)	$1,444	$682,597

See notes to unaudited condensed consolidated financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Business

Tompkins Financial Corporation (“Tompkins” or the “Company”) is headquartered in Ithaca, New York and is registered as a Financial Holding Company with the Federal Reserve Board under the Bank Holding Company Act of 1956, as amended. The Company is a locally oriented, community-based financial services organization that offers a full array of products and services, including commercial and consumer banking, leasing, trust and investment management, financial planning and wealth management, and insurance services. At March 31, 2020, the Company’s subsidiaries included: four wholly-owned banking subsidiaries, Tompkins Trust Company (the “Trust Company”), The Bank of Castile (DBA Tompkins Bank of Castile), Mahopac Bank (DBA Tompkins Mahopac Bank), VIST Bank (DBA Tompkins VIST Bank); and a wholly-owned insurance agency subsidiary, Tompkins Insurance Agencies, Inc. (“Tompkins Insurance”). The Trust Company provides a full array of trust and investment services under the Tompkins Financial Advisors brand, including investment management, trust and estate, financial and tax planning as well as life, disability and long-term care insurance services. The Company’s principal offices are located at 118 E. Seneca Street, P.O. Box 460, Ithaca, New York, 14850, and its telephone number is (888) 503-5753. The Company’s common stock is traded on the NYSE American under the symbol “TMP.”

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

2. Basis of Presentation

The unaudited condensed consolidated financial statements included in this quarterly report do not include all of the information and footnotes required by U.S. Generally Accepted Accounting Principles ("GAAP") for a full year presentation and certain disclosures have been condensed or omitted in accordance with rules and regulations of the SEC. In the application of certain accounting policies, management is required to make assumptions regarding the effect of matters that are inherently uncertain. These estimates and assumptions affect the reported amounts of certain assets, liabilities, revenues, and expenses in the unaudited condensed consolidated financial statements. Different amounts could be reported under different conditions, or if different assumptions were used in the application of these accounting policies. The accounting policies that management considers critical in this respect are the determination of the allowance for credit losses and the review of its securities portfolio for other than temporary impairment.

In management’s opinion, the unaudited condensed consolidated financial statements reflect all adjustments of a normal recurring nature. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year ended December 31, 2020. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. Effective January 1, 2020, the Company adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”). ASU 2016-13 makes significant changes to the accounting for credit losses on financial instruments presented on an amortized cost basis and disclosures about them. These changes are discussed below, under "Impact of Adoption of ASU 2016-13".

Other than the changes resulting from the adoption of ASU 2016-13, there have been no significant changes to the Company’s accounting policies from those presented in the 2019 Annual Report on Form 10-K. Refer to MD&A under "Recently Issued Accounting Standards" of this Report for a discussion of recently issued accounting guidelines.

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

Impact of Adoption of ASU 2016-13

Securities
For available for sale debt securities in an unrealized loss position, the Company evaluates the securities to determine whether the decline in the fair value below the amortized cost basis (impairment) is due to credit-related factors or noncredit-related factors. Any impairment that is not credit-related is recognized in other comprehensive income, net of applicable taxes. Credit-related impairment is recognized as an allowance for credit losses (“ACL”) on the Statement of Condition, limited to the amount by which the amortized cost basis exceeds the fair value, with a corresponding adjustment to earnings. Both the ACL and the adjustment to net income may be reversed if conditions change. However, if the Company intends to sell an impaired available- for-sale debt security or more likely than not will be required to sell such a security before recovering its amortized cost basis, the entire impairment amount must be recognized in earnings with a corresponding adjustment to the security’s amortized cost basis. Because the security’s amortized cost basis is adjusted to fair value, there is no ACL in this situation.

Changes in the allowance for credit losses are recorded as provision for (or reversal of) credit loss expense. Losses are charged against the ACL when management believes the uncollectability of an available-for-sale debt security is confirmed or when either of the criteria regarding intent or requirement to sell is met.

Accrued interest receivable is excluded from the estimate of credit losses.

Acquired Loans
Acquired loans are recorded at fair value at the date of acquisition based on a discounted cash flow methodology that considers various factors including the type of loan and related collateral, classification status, fixed or variable interest rate, term of loan and whether or not the loan was amortizing, and a discount rate reflecting the Company’s assessment of risk inherent in the cash flow estimates. Certain larger purchased loans are individually evaluated while certain purchased loans are grouped together according to similar risk characteristics and are treated in the aggregate when applying various valuation techniques. These cash flow evaluations are inherently subjective as they require material estimates, all of which may be susceptible to significant change.

Prior to January 1, 2020, loans acquired in a business combination that had evidence of deterioration of credit quality since origination and for which it was probable, at acquisition, that the Company would be unable to collect all contractually required payments receivable were considered purchased credit impaired (“PCI”). PCI loans were individually evaluated and recorded at fair value at the date of acquisition with no initial valuation allowance based on a discounted cash flow methodology that considered various factors including the type of loan and related collateral, classification status, fixed or variable interest rate, term of loan and whether or not the loan was amortizing, and a discount rate reflecting the Company’ assessment of risk inherent in the cash flow estimates. The difference between the undiscounted cash flows expected at acquisition and the investment in the loan, or the “accretable yield,” was recognized as interest income on a level-yield method over the life of the loan. Contractually required payments for interest and principal that exceed the undiscounted cash flows expected at acquisition, or the “nonaccretable difference,” were not recognized on the Statement of Condition and did not result in any yield adjustments, loss accruals or valuation allowances. Increases in expected cash flows, including prepayments, subsequent to the initial investment were recognized prospectively through adjustment of the yield on the loan over its remaining life. Decreases in expected cash flows were recognized as impairment. Valuation allowances on PCI loans reflected only losses incurred after the acquisition (meaning the present value of all cash flows expected at acquisition that ultimately were not to be received).

Subsequent to January 1, 2020 in connection with the Company's adoption of ASU 2016-13, loans acquired in a business combination that have experienced more-than-insignificant deterioration in credit quality since origination are considered purchased credit deteriorated (“PCD”) loans. At the acquisition date, an estimate of expected credit losses is made for groups of PCD loans with similar risk characteristics and individual PCD loans without similar risk characteristics. This initial allowance for credit losses is allocated to individual PCD loans and added to the purchase price or acquisition date fair values to establish the initial amortized cost basis of the PCD loans. As the initial allowance for credit losses is added to the purchase price, there is no credit loss expense recognized upon acquisition of a PCD loan. Any difference between the unpaid principal balance of PCD loans and the amortized cost basis is considered to relate to noncredit factors and results in a discount or premium. Discounts and premiums are recognized through interest income on a level-yield method over the life of the loans. All loans considered to be PCI prior to January 1, 2020 were converted to PCD on that date.

The subsequent measurement of expected credit losses for all acquired loans is the same as the subsequent measurement of expected credit losses for originated loans.

Allowance for Credit Losses – Loans
Under the current expected credit loss model, the ACL on loans is a valuation allowance estimated at each balance sheet date in accordance with U.S. GAAP that is deducted from the loans’ amortized cost basis to present the net amount expected to be collected on the loans.

The Company estimates the ACL on loans based on the underlying assets’ amortized cost basis, which is the amount at which the financing receivable is originated or acquired, adjusted for applicable accretion or amortization of premium, discount, collection of cash, and charge-offs. In the event that collection of principal becomes uncertain, the Company has policies in place to reverse accrued interest in a timely manner. Therefore, the Company has made a policy election to exclude accrued interest from the measurement of ACL.

Expected credit losses are reflected in the ACL through a charge to the provision for credit loss expense. When the Company deems all or a portion of a financial asset to be uncollectible, the appropriate amount is written off and the ACL is reduced by the same amount. In general, the principal balance of a loan is charged off in full or in part when management concludes, based on the available facts and circumstances, that collection of principal in full is not probable. Subsequent recoveries, if any, are credited to the ACL when received.

The Company measures expected credit losses of financial assets at the loan level by segment, by pooling loans when the financial assets share similar risk characteristics. Depending on the nature of the pool of financial assets with similar risk characteristics, the Company uses a discounted cash flow (“DCF”) method to estimate expected credit losses. Allowance on loans that do not share risk characteristics are evaluated on an individual basis. The Company assigns a credit risk rating to all commercial and commercial real estate loans. The Company reviews commercial and commercial real estate loans rated Substandard or worse, on nonaccrual and greater than $250,000 for loss potential and when deemed appropriate assigns an allowance based on an individual evaluation.

The Company’s methodologies for estimating the ACL consider available relevant information about the collectability of cash flows, including information about past events, current conditions, and reasonable and supportable forecasts. The methodologies apply historical loss information, adjusted for asset-specific characteristics, economic conditions at the measurement date, and forecasts about future economic conditions expected to exist through the contractual lives of the financial assets that are reasonable and supportable, to the identified pools of financial assets with similar risk characteristics for which the historical loss experience was observed. The Company’s methodologies revert back to average historical loss information on a straight line basis over eight quarters when it can no longer develop reasonable and supportable forecasts.

The Company has identified the following pools of financial assets with similar risk characteristics for measuring expected credit losses: commercial, commercial real estate, residential, home equity, consumer and leases. This segmentation was selected based on the differences in the risk profile of each of these categories and aligns well with regulatory reporting categories. This segmentation separates borrower type, collateral type and the nature of the loan. The differences in risk profiles of these segments enables the ACL to be more precise in its allocation due to the inherent risk in these specific portfolios.

Discounted Cash Flow Method
The Company uses the discounted cash flow method to estimate expected credit losses for the commercial, commercial real estate, residential, home equity, and consumer loan pools. For each of these loan segments, the Company generates cash flow projections at the instrument level wherein payment expectations are adjusted for estimated prepayment speed, curtailments, time to recovery, probability of default, and loss given default. The modeling of expected prepayment speeds, curtailment rates, and time to recovery are based on historical internal data.

The Company uses regression analysis of historical internal and peer data to determine suitable loss drivers to utilize when modeling lifetime probability of default and loss given default. This analysis also determines how expected probability of default and loss given default will react to forecasted levels of the loss drivers. For all loan pools utilizing the DCF method, management utilizes and forecasts one or both of the following economic factors; national unemployment and gross domestic product as loss drivers.

For all DCF models, management has determined that four quarters represents a reasonable and supportable forecast period and reverts back to a historical loss rate over eight quarters on a straight-line basis. Management leverages economic projections from an independent third party to inform its loss driver forecasts over the four-quarter forecast period. Other internal and external indicators of economic forecasts are also considered by management when developing the forecast metrics. The model considers a base case forecast and two alternative forecasts and assigns weightings to these three scenarios based on current conditions and expectations for future conditions.

The combination of adjustments for credit expectations (default and loss) and timing expectations (prepayment, curtailment, and time to recovery) produces an expected cash flow stream at the instrument level. Instrument effective yield is calculated, net of the impacts of prepayment assumptions, and the instrument expected cash flows are then discounted at that effective yield to produce an instrument-level net present value of expected cash flows (“NPV”). An ACL is established for the difference between the instrument’s NPV and amortized cost basis.

The model also considers the need to qualitatively adjust expected loss estimates for information not already captured in the loss estimation process. These qualitative factors include those suggested by the Interagency Policy Statement on Allowances for Credit Losses. These qualitative factor adjustments may increase or decrease the Company's estimate of expected credit losses.

Collateral Dependent Financial Assets
Loans that do not share common risk characteristics are evaluated on an individual basis. For collateral dependent financial assets where the Company has determined that foreclosure of the collateral is probable, or where the borrower is experiencing financial difficulty and the Company expects repayment of the financial asset to be provided substantially through the operation or sale of the collateral, the ACL is measured based on the difference between the fair value of the collateral less cost to sell, and the amortized cost basis of the asset as of the measurement date. When repayment is expected to be from the operation of the collateral, expected credit losses are calculated as the amount by which the amortized cost basis of the financial asset exceeds the present value of expected cash flows from the operation of the collateral. When repayment is expected to be from the sale of the collateral, expected credit losses are calculated as the amount by which the amortized cost basis of the financial asset exceeds the fair value of the underlying collateral less estimated cost to sell. The ACL may be zero if the fair value of the collateral at the measurement date exceeds the amortized cost basis of the financial asset.

The Company’s estimate of the ACL reflects losses expected over the remaining contractual life of the assets. The contractual term does not consider extensions, renewals or modifications unless the Company has identified an expected troubled debt restructuring.

Troubled Debt Restructuring
A loan that has been modified or renewed is considered a troubled debt restructuring (“TDR”) when two conditions are met: 1) the borrower is experiencing financial difficulty and 2) concessions are made for the borrower's benefit that would not otherwise be considered for a borrower or transaction with similar credit risk characteristics. The Company’s ACL reflects all effects of a TDR when an individual asset is specifically identified as a reasonably expected TDR. The Company has determined that a TDR is reasonably expected no later than the point when the lender concludes that modification is the best course of action and it is at least reasonably possible that the troubled borrower will accept some form of concession from the lender to avoid a default. Reasonably expected TDRs and executed non-performing TDRs are evaluated individually to determine the required ACL. TDRs performing in accordance with their modified contractual terms for a reasonable period of time may be included in the Company’s existing pools based on the underlying risk characteristics of the loan to measure the ACL. In accordance with the provisions of the Coronavirus Aid, Relief and Economic Security Act ("CARES Act") and related interagency guidance issued by Federal banking regulators, we are not designating eligible loan modifications or deferrals due to impacts of the coronavirus ("COVID-19") pandemic as TDRs.

Loan Commitments and Allowance for Credit Losses on Off-Balance Sheet Credit Exposures
Financial instruments include off-balance sheet credit instruments, such as commitments to make loans, unused lines of credit and commercial letters of credit, issued to meet customer financing needs. The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for off-balance sheet loan commitments is represented by the contractual amount of those instruments. Such financial instruments are recorded when they are funded.

The Company records an allowance for credit losses on off-balance sheet credit exposures, unless the commitments to extend credit are unconditionally cancelable, through a charge to the provision for credit loss expense for off-balance sheet credit exposures included in other noninterest expense in the Company’s consolidated statements of income. The ACL on off-balance sheet credit exposures is estimated by loan segment at each balance sheet date under the current expected credit loss model using similar methodologies as portfolio loans, taking into consideration the likelihood that funding will occur, and is included in other liabilities on the Company’s statements of condition.

3. Securities

Available-for-Sale Debt Securities
The following table summarizes available-for-sale debt securities held by the Company at March 31, 2020:

	Available-for-Sale Debt Securities
March 31, 2020	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(In thousands)
U.S. Treasuries	$1,745	$5	$0	$1,750
Obligations of U.S. Government sponsored entities	302,086	11,384	42	313,428
Obligations of U.S. states and political subdivisions	101,452	1,159	127	102,484
Mortgage-backed securities – residential, issued by
U.S. Government agencies	171,500	3,469	454	174,515
U.S. Government sponsored entities	739,133	19,013	119	758,027
U.S. corporate debt securities	2,500	0	67	2,433
Total available-for-sale debt securities	$1,318,416	$35,030	$809	$1,352,637

 The following table summarizes available-for-sale debt securities held by the Company at December 31, 2019:

	Available-for-Sale Debt Securities
December 31, 2019	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(In thousands)
U.S. Treasuries	$1,840	$0	$0	$1,840
Obligations of U.S. Government sponsored entities	367,551	5,021	84	372,488
Obligations of U.S. states and political subdivisions	96,668	1,178	61	97,785
Mortgage-backed securities – residential, issued by
U.S. Government agencies	164,643	1,327	1,519	164,451
U.S. Government sponsored entities	660,037	2,940	3,387	659,590
U.S. corporate debt securities	2,500	0	67	2,433
Total available-for-sale debt securities	$1,293,239	$10,466	$5,118	$1,298,587

The Company may from time to time sell investment securities from its available-for-sale portfolio. Realized gains on sales of available-for-sale debt securities were $178,000 for the three months ended March 31, 2020 and $0 for the same period during 2019. Realized losses on sales of available-for-sale debt securities were $0 for the three months ended March 31, 2020 and 2019. The sales of available-for-sale investment securities were the result of general investment portfolio and interest rate risk management. The Company's available-for-sale portfolio includes callable securities that may be called prior to maturity. Realized gains on called available-for-sale debt securities were $251,000 for the three months ended March 31, 2020 and $0 for the three months ended March 31, 2019. The Company also recognized gains of $14,000 and $12,000 for the three months ended March 31, 2020, and March 31, 2019 on equity securities, reflecting the change in fair value.

The following table summarizes available-for-sale debt securities that had unrealized losses at March 31, 2020:

	Less than 12 Months		12 Months or Longer		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of U.S. Government sponsored entities	$24,209	$42	$0	$0	$24,209	$42
Obligations of U.S. states and political subdivisions	18,179	127	0	0	18,179	127
Mortgage-backed securities – residential, issued by
U.S. Government agencies	38,813	340	6,618	114	45,431	454
U.S. Government sponsored entities	4,435	10	11,038	109	15,473	119
U.S. corporate debt securities	0	0	2,433	67	2,433	67
Total available-for-sale debt securities	$85,636	$519	$20,089	$290	$105,725	$809

The following table summarizes available-for-sale debt securities that had unrealized losses at December 31, 2019:

	Less than 12 Months		12 Months or Longer		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of U.S. Government sponsored entities	$18,654	$76	$3,479	$8	$22,133	$84
Obligations of U.S. states and political subdivisions	10,456	54	2,300	7	12,756	61
Mortgage-backed securities – residential, issued by
U.S. Government agencies	54,846	489	45,999	1,030	100,845	1,519
U.S. Government sponsored entities	157,801	752	233,999	2,635	391,800	3,387
U.S. corporate debt securities	0	0	2,433	67	2,433	67
Total available-for-sale debt securities	$241,757	$1,371	$288,210	$3,747	$529,967	$5,118

The Company evaluates available-for-sale debt securities in unrealized loss positions at each measurement date to determine whether the decline in the fair value below the amortized cost basis (impairment) is due to credit-related factors or noncredit-related factors. Any impairment that is not credit related is recognized in other comprehensive income, net of applicable taxes. Credit-related impairment is recognized as an ACL on the balance sheet, limited to the amount by which the amortized cost basis exceeds the fair value, with a corresponding adjustment to earnings via credit loss expense.

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

The Company considers the following factors in determining whether a credit loss exists.

•	The extent to which the fair value is less than the amortized cost basis;

•	The level of credit enhancement provided by the structure which includes, but is not limited to, credit subordination positions, excess spreads, overcollateralization, and protective triggers;

•
Changes in the near term prospects of the issuer or underlying collateral of a security, such as changes in default rates, loss severities given default and significant changes in prepayment assumptions;

•	The level of excess cash flow generated from the underlying collateral supporting the principal and interest payments of the debt securities; and

•	Any adverse change to the credit conditions of the issuer or the security such as credit downgrades by rating agencies.

At January 1, 2020 and March 31, 2020, the Company determined that all impaired available-for-sale debt securities experienced a decline in fair value below the amortized cost basis due to noncredit-related factors. In addition, the Company does not intend to sell other-than-temporarily impaired investment securities that are in an unrealized loss position until recovery of unrealized losses (which may be until maturity), and it is not more-likely-than not that the Company will be required to sell the investment securities, before recovery of their amortized cost basis, which may be at maturity. Therefore, the Company carried no ACL at those respective dates and there was no credit loss expense recognized by the Company during the three months ended March 31, 2020.

The amortized cost and estimated fair value of debt securities by contractual maturity are shown in the following table. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Mortgage-backed securities are shown separately since they are not due at a single maturity date.

March 31, 2020
(In thousands)	Amortized Cost	Fair Value
Available-for-sale debt securities:
Due in one year or less	$63,817	$64,031
Due after one year through five years	222,678	232,268
Due after five years through ten years	81,418	83,920
Due after ten years	39,870	39,876
Total	407,783	420,095
Mortgage-backed securities	910,633	932,542
Total available-for-sale debt securities	$1,318,416	$1,352,637

December 31, 2019
(In thousands)	Amortized Cost	Fair Value
Available-for-sale debt securities:
Due in one year or less	$107,975	$108,089
Due after one year through five years	270,477	274,798
Due after five years through ten years	77,710	79,165
Due after ten years	12,397	12,494
Total	468,559	474,546
Mortgage-backed securities	824,680	824,041
Total available-for-sale debt securities	$1,293,239	$1,298,587

The Company also holds non-marketable Federal Home Loan Bank New York (“FHLBNY”) stock, non-marketable Federal Home Loan Bank Pittsburgh (“FHLBPITT”) stock and non-marketable Atlantic Community Bankers Bank stock ("ACBB"), all of which are required to be held for regulatory purposes and for borrowing availability. The required investment in FHLB stock is tied to the Company’s borrowing levels with the FHLB. Holdings of FHLBNY stock, FHLBPITT stock, and ACBB stock totaled $15.6 million, $8.5 million and $95,000 at March 31, 2020, respectively. These securities are carried at par, which is also cost. The FHLBNY and FHLBPITT continue to pay dividends and repurchase stock. Quarterly, we evaluate our investment in the FHLB for impairment. We evaluate recent and long-term operating performance, liquidity, funding and capital positions, stock repurchase history, dividend history and impact of legislative and regulatory changes. Based on our most recent evaluation, as of March 31, 2020, we have determined that no impairment write-downs are currently required.

4. Loans and Leases
Loans and Leases at March 31, 2020 and December 31, 2019 were as follows:

	3/31/2020			12/31/2019
(In thousands)	Originated	Acquired	Total Loans and Leases	Originated	Acquired	Total Loans and Leases
Commercial and industrial
Agriculture	$95,385	$0	$95,385	$105,786	$0	$105,786
Commercial and industrial other	849,273	38,570	887,843	863,199	39,076	902,275
Subtotal commercial and industrial	944,658	38,570	983,228	968,985	39,076	1,008,061
Commercial real estate
Construction	167,139	1,311	168,450	212,302	1,335	213,637
Agriculture	186,870	191	187,061	184,701	197	184,898
Commercial real estate other	1,980,264	140,675	2,120,939	1,899,645	145,385	2,045,030
Subtotal commercial real estate	2,334,273	142,177	2,476,450	2,296,648	146,917	2,443,565
Residential real estate
Home equity	201,231	14,509	215,740	203,894	15,351	219,245
Mortgages	1,158,544	17,429	1,175,973	1,140,572	18,020	1,158,592
Subtotal residential real estate	1,359,775	31,938	1,391,713	1,344,466	33,371	1,377,837
Consumer and other
Indirect	11,871	0	11,871	12,964	0	12,964
Consumer and other	60,301	860	61,161	60,661	785	61,446
Subtotal consumer and other	72,172	860	73,032	73,625	785	74,410
Leases	17,046	0	17,046	17,322	0	17,322
Total loans and leases	4,727,924	213,545	4,941,469	4,701,046	220,149	4,921,195
Less: unearned income and deferred costs and fees	(3,647)	0	(3,647)	(3,645)	0	(3,645)
Total loans and leases, net of unearned income and deferred costs and fees	$4,724,277	$213,545	$4,937,822	$4,697,401	$220,149	$4,917,550

The Company has adopted comprehensive lending policies, underwriting standards and loan review procedures. Management reviews these policies and procedures on a regular basis. The Company discussed its lending policies and underwriting guidelines for its various lending portfolios in Note 4 – “Loans and Leases” in the Notes to Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. There have been no significant changes in these policies and guidelines since the date of that report. As such, these policies are reflective of new originations as well as those balances held at March 31, 2020. The Company’s Board of Directors approves the lending policies at least annually. The Company recognizes that exceptions to policy guidelines may occasionally occur and has established procedures for approving exceptions to these policy guidelines. Management has also implemented reporting systems to monitor loan origination, loan quality, concentrations of credit, loan delinquencies and nonperforming loans and potential problem loans.

Loans are considered past due if the required principal and interest payments have not been received as of the date such payments are due. Generally loans are placed on nonaccrual status if principal or interest payments become 90 days or more contractually past due and/or management deems the collectability of the principal and/or interest to be in question as well as when required by regulatory agencies. When interest accrual is discontinued, all unpaid accrued interest is reversed. Payments received on loans on nonaccrual are generally applied to reduce the principal balance of the loan. Loans are generally returned to accrual status when all the principal and interest amounts contractually due are brought current, the borrower has established a payment history, and future payments are reasonably assured. When management determines that the collection of principal in full is not probable, management will charge-off a partial amount or full amount of the loan balance. Management considers specific facts and circumstances relative to each individual credit in making such a determination. For residential and consumer loans, management uses specific regulatory guidance and thresholds for determining charge-offs.

The below table is an age analysis of past due loans, segregated by originated and acquired loan and lease portfolios, and by class of loans, as of March 31, 2020 and December 31, 2019.

March 31, 2020
(In thousands)	30-59 Days	60-89 Days	90 Days or More	Total Past Due	Current Loans	Total Loans
Originated Loans and Leases
Commercial and industrial
Agriculture	$538	$0	$0	$538	$94,847	$95,385
Commercial and industrial other	1,039	1,750	1,770	4,559	844,714	849,273
Subtotal commercial and industrial	1,577	1,750	1,770	5,097	939,561	944,658
Commercial real estate
Construction	0	0	0	0	167,139	167,139
Agriculture	141	0	0	141	186,729	186,870
Commercial real estate other	3,400	0	6,285	9,685	1,970,579	1,980,264
Subtotal commercial real estate	3,541	0	6,285	9,826	2,324,447	2,334,273
Residential real estate
Home equity	410	0	615	1,025	200,206	201,231
Mortgages	1,148	43	4,183	5,374	1,153,170	1,158,544
Subtotal residential real estate	1,558	43	4,798	6,399	1,353,376	1,359,775
Consumer and other
Indirect	148	54	83	285	11,586	11,871
Consumer and other	175	107	93	375	59,926	60,301
Subtotal consumer and other	323	161	176	660	71,512	72,172
Leases	0	0	0	0	17,046	17,046
Total loans and leases	6,999	1,954	13,029	21,982	4,705,942	4,727,924
Less: unearned income and deferred costs and fees	0	0	0	0	(3,647)	(3,647)
Total originated loans and leases, net of unearned income and deferred costs and fees	$6,999	$1,954	$13,029	$21,982	$4,702,295	$4,724,277
Acquired Loans and Leases
Commercial and industrial
Commercial and industrial other	0	0	2	2	38,568	38,570
Subtotal commercial and industrial	0	0	2	2	38,568	38,570
Commercial real estate
Construction	0	0	0	0	1,311	1,311
Agriculture	0	0	0	0	191	191
Commercial real estate other	15	0	35	50	140,625	140,675
Subtotal commercial real estate	15	0	35	50	142,127	142,177
Residential real estate
Home equity	283	9	225	517	13,992	14,509
Mortgages	68	0	681	749	16,680	17,429
Subtotal residential real estate	351	9	906	1,266	30,672	31,938
Consumer and other
Consumer and other	0	0	0	0	860	860
Subtotal consumer and other	0	0	0	0	860	860
Total acquired loans and leases, net of unearned income and deferred costs and fees	$366	$9	$943	$1,318	$212,227	$213,545

December 31, 2019
(In thousands)	30-89 Days	90 Days or More	Current Loans	Total Loans	90 Days and Accruing[1]	Nonaccrual
Originated Loans and Leases
Commercial and industrial
Agriculture	$0	$65	$105,721	$105,786	$0	$0
Commercial and industrial other	413	2,079	860,707	863,199	0	2,334
Subtotal commercial and industrial	413	2,144	966,428	968,985	0	2,334
Commercial real estate
Construction	0	0	212,302	212,302	0	0
Agriculture	0	0	184,701	184,701	0	0
Commercial real estate other	1,116	10,095	1,888,434	1,899,645	0	10,617
Subtotal commercial real estate	1,116	10,095	2,285,437	2,296,648	0	10,617
Residential real estate
Home equity	290	602	203,002	203,894	0	1,924
Mortgages	1,261	3,314	1,135,997	1,140,572	0	7,335
Subtotal residential real estate	1,551	3,916	1,338,999	1,344,466	0	9,259
Consumer and other
Indirect	312	60	12,592	12,964	0	117
Consumer and other	167	66	60,428	60,661	0	158
Subtotal consumer and other	479	126	73,020	73,625	0	275
Leases	0	0	17,322	17,322	0	0
Total loans and leases	3,559	16,281	4,681,206	4,701,046	0	22,485
Less: unearned income and deferred costs and fees	0	0	(3,645)	(3,645)	0	0
Total originated loans and leases, net of unearned income and deferred costs and fees	$3,559	$16,281	$4,677,561	$4,697,401	$0	$22,485
Acquired Loans and Leases
Commercial and industrial
Commercial and industrial other	0	2	39,074	39,076	2	1
Subtotal commercial and industrial	0	2	39,074	39,076	2	1
Commercial real estate
Construction	0	0	1,335	1,335	0	0
Agriculture	0	0	197	197	0	0
Commercial real estate other	24	685	144,676	145,385	542	172
Subtotal commercial real estate	24	685	146,208	146,917	542	172
Residential real estate
Home equity	58	125	15,168	15,351	55	872
Mortgages	83	671	17,266	18,020	195	751
Subtotal residential real estate	141	796	32,434	33,371	250	1,623
Consumer and other
Consumer and other	0	0	785	785	0	0
Subtotal consumer and other	0	0	785	785	0	0
Total acquired loans and leases, net of unearned income and deferred costs and fees	$165	$1,483	$218,501	$220,149	$794	$1,796
1 Includes acquired loans that were recorded at fair value at the acquisition date.

The following table presents the amortized cost basis of loans on nonaccrual status and the amortized cost basis of loans on nonaccrual status for which there was no related allowance for credit losses. The below table is an age analysis of nonaccrual loans, segregated by originated and acquired loan and lease portfolios, and by class of loans, as of March 31, 2020.

(In thousands)	Nonaccrual Loans with no Allowance for Credit Losses	Nonaccrual Loans	Loans Past Due Over 89 Days and Accruing
Originated Loans and Leases
Commercial and industrial
Commercial and industrial other	$1,030	$2,047	$0
Subtotal commercial and industrial	1,030	2,047	0
Commercial real estate
Commercial real estate other	7,309	9,532	0
Subtotal commercial real estate	7,309	9,532	0
Residential real estate
Home equity	264	1,870	0
Mortgages	922	7,758	0
Subtotal residential real estate	1,186	9,628	0
Consumer and other
Indirect	0	147	0
Consumer and other	0	118	0
Subtotal consumer and other	0	265	0
Total loans and leases	9,525	21,472	0

Acquired Loans and Leases
Commercial and industrial
Commercial and industrial other	0	2	0
Subtotal commercial and industrial	0	2	0
Commercial real estate
Commercial real estate other	0	166	0
Subtotal commercial real estate	0	166	0
Residential real estate
Home equity	0	847	0
Mortgages	0	1,069	0
Subtotal residential real estate	0	1,916	0
Total acquired loans and leases, net of unearned income and deferred costs and fees	$0	$2,084	$0

The Company recognized $0 of interest income on nonaccrual loans during the three months ended March 31, 2020.

5. Allowance for Credit Losses

Management reviews the appropriateness of the allowance for credit losses (“allowance” or "ACL") on a regular basis. Management considers the accounting policy relating to the allowance to be a critical accounting policy, given the inherent uncertainty in evaluating the levels of the allowance required to cover credit losses in the portfolio and the material effect that assumptions could have on the Company’s results of operations. The Company has developed a methodology to measure the amount of estimated credit loss exposure inherent in the loan portfolio to assure that an appropriate allowance is maintained. The Company’s methodology is based upon guidance provided in SEC Staff Accounting Bulletin No. 119, Measurement of Credit Losses on Financial Instruments ("CECL"), and Financial Instruments - Credit Losses and ASC Topic 326, Financial Instruments - Credit Losses.

The Company uses a discounted cash flow ("DCF") method to estimate expected credit losses for all loan segments. For each of these loan segments, the Company generates cash flow projections at the instrument level wherein payment expectations are adjusted for estimated prepayment speed, curtailments, recovery lag probability of default, and loss give default. The modeling of expected prepayment speeds, curtailment rates, and time to recovery are based on internal historical data.

The Company uses regression analysis of historical internal and peer data to determine suitable loss drivers to utilize when modeling lifetime probability of default and loss given default. This analysis also determines how expected probability of default and loss given default will react to forecasted levels of the loss drivers. For all loans utilizing the DCF method, management utilizes and forecasts national unemployment and a one year percentage change in national gross domestic product as loss drivers in the model.

For all DCF models, management has determined that four quarters represents a reasonable and supportable forecast period and reverts back to a historical loss rate over eight quarters on a straight-line basis. Management leverages economic projections from a reputable and independent third party to inform its loss driver forecasts over the four-quarter forecast period. Other internal and external indicators of economic forecasts are also considered by management when developing the forecast metrics.

The combination of adjustments for credit expectations and timing expectations produces an expected cash flow stream at the instrument level. Instrument effective yield is calculated, net of the impacts of prepayment assumptions, and the instrument expected cash flows are then discounted at that effective yield to produce a net present value of expected cash flows ("NPV"). An ACL is established for the difference between the NPV and amortized cost basis.

The Company adopted ASU 2016-13 using the prospective transition approach for financial assets purchased with credit deterioration ("PCD") that were previously classified as purchased credit impaired ("PCI") and accounted for under ASC 310-30. In accordance with the standard, the Company did not reassess whether PCI assets met the criteria of PCD assets as of the date of adoption. The remaining discount on the PCD assets will be accreted into interest income on a level-yield method over the life of the loans.

Since the methodology is based upon historical experience and trends, current conditions, and reasonable and supportable forecasts, as well as management’s judgment, factors may arise that result in different estimates. While management’s evaluation of the allowance as of March 31, 2020, considers the allowance to be appropriate, under adversely different conditions or assumptions, the Company would need to increase or decrease the allowance.

Loan Commitments and Allowance for Credit Losses on Off-Balance Sheet Credit Exposures

Financial instruments include off-balance sheet credit instruments, such as commitments to make loans, and commercial letters of credit. The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for off-balance sheet loan commitments is represented by the contractual amount of those instruments. Such financial instruments are recorded when they are funded. The Company records an allowance for credit losses on off-balance sheet credit exposures, unless the commitments to extend credit are unconditionally cancelable, through a charge to credit loss expense for off-balance sheet credit exposures included in other noninterest expense in the Company's consolidated statements of income.

The following table details activity in the allowance for credit losses on loans for the three months ended March 31, 2020 and 2019. The Company adopted ASU 2016-13 on January 1, 2020 using the modified retrospective approach. Results for the periods beginning after January 1, 2020 are presented under ASC 326, while prior period amounts continue to be reported in accordance with previously applicable U.S. GAAP. The transition adjustment includes a decrease in the allowance of $2.5 million. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

Three Months Ended March 31, 2020
(In thousands)	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer and Other	Finance Leases	Total
Allowance for credit losses:
Beginning balance, prior to adoption of ASC 326	$10,541	$21,608	$6,381	$1,362	$0	$39,892
Impact of adopting ASC 326	(2,008)	(5,917)	4,459	850	82	(2,534)
Charge-offs	(1)	(1,290)	(2)	(137)	0	(1,430)
Recoveries	16	18	79	69	0	182
Provision for credit loss expense	3,117	8,027	5,413	(261)	(2)	16,294
Ending Balance	$11,665	$22,446	$16,330	$1,883	$80	$52,404

Three Months Ended March 31, 2019
(In thousands)	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer and Other	Finance Leases	Total
Allowance for credit losses
Beginning balance	$11,272	$23,483	$7,345	$1,310	$0	43,410

Charge-offs	(380)	(3,343)	(18)	(180)	0	(3,921)
Recoveries	59	7	233	95	0	394
Provision (credit)	572	923	(1,098)	48	0	445
Ending Balance	$11,523	$21,070	$6,462	$1,273	$0	$40,328

 The following table presents the amortized cost basis of collateral dependent loans, which are individually evaluated to determine expected credit losses, and the related allowance for credit losses allocated to these loans:

(In thousands)	Real Estate	Business Assets	Other	Total	ACL Allocation
March 31, 2020
Commercial and Industrial	$0	$631	$93	$724	$131
Commercial Real Estate	7,705	0	60	7,765	225
Commercial Real Estate - Agriculture	1,559	0	0	1,559	0
Residential - Mortgages	46	0	0	46	0
Total	$9,310	$631	$153	$10,094	$356

The following table presents information pertaining to the allocation of the allowance for loan and lease losses as of December 31, 2019, as determined in accordance with ASC 310, prior to the adoption of ASU 2016-13:

(In thousands)	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer and Other	Finance Leases	Total
Allowance for originated loans and leases
December 31, 2019
Individually evaluated for impairment	$245	$662	$0	$0	$0	$907
Collectively evaluated for impairment	10,296	20,895	6,360	1,356	0	38,907
Ending balance	$10,541	$21,557	$6,360	$1,356	$0	$39,814

(In thousands)	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer and Other	Finance Leases	Total
Allowance for acquired loans
December 31, 2019
Collectively evaluated for impairment	$0	$51	$21	$6	$0	$78
Ending balance	$0	$51	$21	$6	$0	$78

The recorded investment in loans and leases summarized on the basis of the Company’s impairment methodology as of December 31, 2019 was as follows:

(In thousands)	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer and Other	Finance Leases	Total
Originated loans and leases
December 31, 2019
Individually evaluated for impairment	$2,110	$13,496	$3,779	$0	$0	$19,385
Collectively evaluated for impairment	966,875	2,283,152	1,340,687	73,625	17,322	4,681,661
Total	$968,985	$2,296,648	$1,344,466	$73,625	$17,322	$4,701,046

(In thousands)	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer and Other	Finance Leases	Total
Acquired loans
December 31, 2019
Individually evaluated for impairment	$2	$714	$2,114	$0	$0	$2,830
Loans acquired with deteriorated credit quality	173	5,674	3,302	0	0	9,149
Collectively evaluated for impairment	38,901	140,529	27,955	785	0	208,170
Total	$39,076	$146,917	$33,371	$785	$0	$220,149

Prior to the adoption of ASC 326, a loan was considered impaired when, based on current information and events, it was probable that we would be unable to collect all amounts due according to the contractual terms of the loan agreement. Impaired loans consisted of non-homogenous nonaccrual loans, and all loans restructured in a troubled debt restructuring (TDR). Specific reserves on individually identified impaired loans that were not collateral dependent were measured based on the present value of expected future cash flows discounted at the original effective interest rate of each loan. For loans that were collateral dependent, impairment was measured based on the fair value of the collateral less estimated selling costs, and such impaired amounts were generally charged off. The majority of impaired loans were collateral dependent impaired loans that had limited exposure or require limited specific reserves because of the amount of collateral support with respect to these loans, and previous charge-offs. Interest payments on impaired loans are typically applied to principal unless collectability of the principal amount is reasonably assured. In these cases, interest is recognized on a cash basis.

Impaired loans at December 31, 2019 were as follows:

	December 31, 2019
(In thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance
Originated loans and leases with no related allowance
Commercial and industrial
Commercial and industrial other	$1,865	$1,965	$0
Commercial real estate
Commercial real estate other	10,205	11,017	0
Residential real estate
Home equity	3,779	3,992	0
Subtotal	$15,849	$16,974	$0
Originated loans and leases with related allowance
Commercial and industrial
Commercial and industrial other	245	245	245
Commercial real estate
Commercial real estate other	3,291	3,291	662
Subtotal	$3,536	$3,536	$907
Total	$19,385	$20,510	$907

	December 31, 2019
(In thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance
Acquired loans with no related allowance

Commercial and industrial
Commercial and industrial other	$2	$2	$0
Commercial real estate
Commercial real estate other	714	714	0
Residential real estate
Home equity	2,114	2,217	0
Total	$2,830	$2,933	$0

The following table presents average impaired loans, as determined in accordance with ASC 310, prior to the adoption of ASU 2016-13, and interest recognized on such loans, for the three months ended March 31, 2019:

	Three Months Ended March 31, 2019
(In thousands)	Average Recorded Investment	Interest Income Recognized
Originated loans and leases with no related allowance
Commercial and industrial
Commercial and industrial other	$1,468	$0
Commercial real estate
Commercial real estate other	6,099	0
Residential real estate
Home equity	3,981	0
Subtotal	$11,548	$0

Originated loans and leases with related allowance
Commercial and industrial
Commercial and industrial other	581	0
Commercial real estate
Commercial real estate other	445	0
Subtotal	$1,026	$0
Total	$12,574	$0

	Three Months Ended March 31, 2019
(In thousands)	Average Recorded Investment	Interest Income Recognized
Acquired loans and leases with no related allowance

Commercial and industrial
Commercial and industrial other	$22	$0
Commercial real estate
Commercial real estate other	855	0
Residential real estate
Home equity	2,577	0
Subtotal	$3,454	$0
Total	$3,454	$0

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

The following tables present information on loans modified in troubled debt restructuring during the periods indicated and their balances immediately prior to the modification date and post-modification as of March 31, 2020 and 2019.

March 31, 2020	Three Months Ended
				Defaulted TDRs[2]
(In thousands)	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Loans	Post-Modification Outstanding Recorded Investment
Commercial real estate
Commercial real estate other[1]	0	$0	$0	1	$37
Residential real estate
Home equity[1]	2	121	121	1	87
Total	2	$121	$121	2	$124
1 Represents the following concessions:  extension of term and reduction of rate.
2 TDRs that defaulted during the three months ended March 31, 2020 that were restructured in the prior twelve months.

March 31, 2019	Three Months Ended
				Defaulted TDRs[2]
(In thousands)	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Loans	Post-Modification Outstanding Recorded Investment
Residential real estate
Home equity[1]	1	$168	$168	0	$0
Total	1	$168	$168	0	$0

1 Represents the following concessions:  extension of term and reduction of rate.
2 TDRs that defaulted during the three months ended March 31, 2019 that had been restructured in the prior twelve months.

For customers affected by COVID-19, the Company implemented a loan payment deferral program to assist both consumer and business borrowers that may be experiencing financial hardship due to COVID-19. The current program allows for deferral of payments of principal and interest for up to 90 days and customers will be able to request a payment deferral through the middle of May 2020. The provisions of the CARES Act and recently issued interagency guidance issued by Federal banking regulators provided guidance and clarification related to modifications and deferral programs to assist borrowers who are negatively impacted by the COVID-19 national emergency. The guidance and clarifications detail certain provisions whereby banks are permitted to make deferrals and modifications to the terms of a loan which would not require the loan to be reported as a troubled debt restructuring. In accordance with the CARES Act and the interagency guidance, the Company elected to adopt the provisions to not report eligible loan modifications as troubled debt restructurings.

The following table presents credit quality indicators by total loans amortized cost basis by origination year as of March 31, 2020.

(In thousands)	2020	2019	2018	2017	2016	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total Loans

Commercial and Industrial - Other:
Internal risk grade:
Pass	$42,295	$83,851	$71,313	$88,343	$46,007	$283,285	$260,678	$655	$876,427
Special Mention	0	104	263	1,178	2,821	136	540	0	5,042
Substandard	0	112	1,240	286	626	866	3,244	0	6,374
Total Commercial and Industrial - Other	$42,295	$84,067	$72,816	$89,807	$49,454	$284,286	$264,462	$655	$887,843

Commercial and Industrial - Agriculture:
Internal risk grade:
Pass	$1,520	$13,214	$14,996	$8,135	$5,170	$2,395	$38,484	$0	$83,914
Special Mention	0	80	127	109	0	0	435	0	751
Substandard	100	107	3	894	35	2,310	7,271	0	10,720
Total Commercial and Industrial - Agriculture	$1,620	$13,401	$15,126	$9,138	$5,205	$4,705	$46,190	$0	$95,385

Commercial Real Estate
Internal risk grade:
Pass	$99,145	$247,630	$239,644	$258,039	$340,595	$505,182	$381,049	$2,752	$2,074,036
Special Mention	0	0	2,728	2,400	5,503	9,253	3,048	0	22,932
Substandard	0	1,700	764	3,334	349	9,717	8,107	0	23,971
Total Commercial Real Estate	$99,145	$249,330	$243,136	$263,773	$346,447	$524,152	$392,204	$2,752	$2,120,939

Commercial Real Estate - Agriculture:
Internal risk grade:
Pass	$2,028	$30,493	$42,366	$23,728	$14,147	$39,835	$16,842	$448	$169,887
Special Mention	1,510	0	2,418	120	1,264	361	11	0	5,684
Substandard	0	1,618	558	3,169	4,356	912	877	0	11,490
Total Commercial Real Estate - Agriculture	$3,538	$32,111	$45,342	$27,017	$19,767	$41,108	$17,730	$448	$187,061

Commercial Real Estate - Construction
Internal risk grade:
Pass	$1,194	$22,565	$9,552	$3,011	$2,165	$4,169	$121,760	$983	$165,399
Special Mention	0	0	0	0	0	603	2,109	0	2,712
Substandard	0	0	0	0	0	339	0	0	339
Total Commercial Real Estate - Construction	$1,194	$22,565	$9,552	$3,011	$2,165	$5,111	$123,869	$983	$168,450

The following table presents credit quality indicators by total loans amortized cost basis by origination year as of March 31, 2020, continued.

(In thousands)	2020	2019	2018	2017	2016	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total Loans

Residential - Home Equity
Performing	$3,948	$28,694	$23,181	$25,332	$21,014	$40,444	$70,006	$406	$213,025
Nonperforming	0	19	67	0	0	528	2,101	0	2,715
Total Residential - Home Equity	$3,948	$28,713	$23,248	$25,332	$21,014	$40,972	$72,107	$406	$215,740

Residential - Mortgages
Performing	$56,373	$205,326	$146,568	$191,872	$207,389	$159,262	$200,151	$204	$1,167,145
Nonperforming	0	266	406	453	1,291	2,385	4,027	0	8,828
Total Residential - Mortgages	$56,373	$205,592	$146,974	$192,325	$208,680	$161,647	$204,178	$204	$1,175,973

Consumer - Direct
Performing	$4,186	$16,392	$10,746	$9,326	$4,812	$11,230	$4,350	$0	$61,042
Nonperforming	0	47	44	10	0	18	0	0	119
Total Consumer - Direct	$4,186	$16,439	$10,790	$9,336	$4,812	$11,248	$4,350	$0	$61,161

Consumer - Indirect
Performing	$616	$2,904	$4,886	$2,001	$895	$422	$0	$0	$11,724
Nonperforming	0	57	25	6	39	20	0	0	147
Total Consumer Indirect	$616	$2,961	$4,911	$2,007	$934	$442	$0	$0	$11,871

The following tables present credit quality indicators (internal risk grade) by class of commercial and industrial loans and commercial real estate loans as of December 31, 2019.

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

The following tables present credit quality indicators by class of residential real estate loans and by class of consumer loans. Nonperforming loans include nonaccrual, impaired, and loans 90 days past due and accruing interest. All other loans are considered performing as of December 31, 2019. For purposes of this footnote, acquired loans that were recorded at fair value at the acquisition date and are 90 days or greater past due are considered performing.

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

6. Earnings Per Share

Earnings per share in the table below, for the three month periods ended March 31, 2020 and 2019 are calculated under the two-class method as required by ASC Topic 260, Earnings Per Share. ASC 260 provides that unvested share-based payment awards that contain nonforfeitable rights to dividends are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. The Company has issued restricted stock awards that contain such rights and are therefore considered participating securities. Basic earnings per common share are calculated by dividing net income allocable to common stock by the weighted average number of common shares, excluding participating securities, during the period. Diluted earnings per common share include the dilutive effect of participating securities.

	Three Months Ended
(In thousands, except share and per share data)	3/31/2020	3/31/2019
Basic
Net income available to common shareholders	$7,949	$21,040
Less: income attributable to unvested stock-based compensation awards	(99)	(349)
Net earnings allocated to common shareholders	7,850	20,691

Weighted average shares outstanding, including unvested stock-based compensation awards	14,904,067	15,313.635

Less: unvested stock-based compensation awards	(185,119)	(253,460)
Weighted average shares outstanding - Basic	14,718,948	15,060,175

Diluted
Net earnings allocated to common shareholders	7,850	20,691

Weighted average shares outstanding - Basic	14,718.948	15,060.175

Plus: incremental shares from assumed conversion of stock-based compensation awards	55,321	76,348
Weighted average shares outstanding - Diluted	14,774,269	15,136,523

Basic EPS	$0.53	$1.37
Diluted EPS	$0.53	$1.37

Stock-based compensation awards representing 17,956 and 18,886 of common shares during the three months ended March 31, 2020 and 2019, respectively, were not included in the computations of diluted earnings per common share because the effect on those periods would have been anti-dilutive.

7. Other Comprehensive Income (Loss)

The following tables present reclassifications out of the accumulated other comprehensive income (loss) for the three month periods ended March 31, 2020 and 2019.

	Three Months Ended March 31, 2020
(In thousands)	Before-Tax Amount	Tax (Expense) Benefit	Net of Tax
Available-for-sale debt securities:
Change in net unrealized gain/loss during the period	$29,302	$(7,179)	$22,123
Reclassification adjustment for net realized gain on sale of available-for-sale debt securities included in net income	(429)	105	(324)
Net unrealized gains/losses	28,873	(7,074)	21,799

Employee benefit plans:
Amortization of net retirement plan actuarial gain	601	(147)	454
Amortization of net retirement plan prior service cost	53	(13)	40
Employee benefit plans	654	(160)	494
Other comprehensive income	$29,527	$(7,234)	$22,293

	Three Months Ended March 31, 2019
(In thousands)	Before-Tax Amount	Tax (Expense) Benefit	Net of Tax
Available-for-sale debt securities:
Change in net unrealized gain/loss during the period	$15,756	$(3,862)	$11,894
Reclassification adjustment for net realized gain on sale of available-for-sale debt securities included in net income	0	0	0
Net unrealized gains/losses	15,756	(3,862)	11,894

Employee benefit plans:
Amortization of net retirement plan actuarial gain	421	(103)	318
Amortization of net retirement plan prior service cost	4	(1)	3
Employee benefit plans	425	(104)	321
Other comprehensive income	$16,181	$(3,966)	$12,215

The following table presents the activity in our accumulated other comprehensive income (loss) for the periods indicated:

(In thousands)	Available-for- Sale Debt Securities	Employee Benefit Plans	Accumulated Other Comprehensive (Loss) Income
Balance at January 1, 2020	$4,039	$(47,603)	$(43,564)
Other comprehensive income (loss) before reclassifications	22,123	0	22,123
Amounts reclassified from accumulated other comprehensive (loss) income	(324)	494	170
Net current-period other comprehensive income	21,799	494	22,293
Balance at March 31, 2020	$25,838	$(47,109)	$(21,271)

Balance at January 1, 2019	$(23,589)	$(39,576)	$(63,165)
Other comprehensive income (loss) before reclassifications	11,894	0	11,894
Amounts reclassified from accumulated other comprehensive (loss) income	0	321	321
Net current-period other comprehensive income	11,894	321	12,215
Balance at March 31, 2019	$(11,695)	$(39,255)	$(50,950)

The following tables present the amounts reclassified out of each component of accumulated other comprehensive (loss) income for the three months ended March 31, 2020 and 2019.

Three Months Ended March 31, 2020
Details about Accumulated other Comprehensive Income (Loss) Components (In thousands)	Amount Reclassified from Accumulated Other Comprehensive (Loss) Income[1]	Affected Line Item in the Statement Where Net Income is Presented
Available-for-sale debt securities:
Unrealized gains and losses on available-for-sale debt securities	$429	Net gain on securities transactions
	(105)	Tax expense
	324	Net of tax
Employee benefit plans:
Amortization of the following [2]
Net retirement plan actuarial loss	(601)	Other operating expense
Net retirement plan prior service cost	(53)	Other operating expense
	(654)	Total before tax
	160	Tax benefit
	$(494)	Net of tax

Three Months Ended March 31, 2019
Details about Accumulated other Comprehensive Income (Loss) Components (In thousands)	Amount Reclassified from Accumulated Other Comprehensive (Loss) Income[1]	Affected Line Item in the Statement Where Net Income is Presented
Available-for-sale debt securities:
Unrealized gains and losses on available-for-sale debt securities	$0	Net gain on securities transactions
	0	Tax expense
	0	Net of tax
Employee benefit plans:
Amortization of the following [2]
Net retirement plan actuarial loss	(421)	Other operating expense
Net retirement plan prior service cost	(4)	Other operating expense
	(425)	Total before tax
	104	Tax benefit
	$(321)	Net of tax
1 Amounts in parentheses indicated debits in income statement.
2 The accumulated other comprehensive (loss) income components are included in the computation of net periodic benefit cost (See Note 8 - “Employee Benefit Plan”).

8. Employee Benefit Plan

The following table sets forth the amount of the net periodic benefit cost recognized by the Company for the Company’s pension plan, post-retirement plan (Life and Health), and supplemental employee retirement plans (“SERP”) including the following components: service cost, interest cost, expected return on plan assets for the period, amortization of net retirement plan actuarial loss, and prior service cost recognized.

Components of Net Periodic Benefit Cost

	Pension Benefits Three Months Ended		Life and Health Three Months Ended		SERP Benefits Three Months Ended
(In thousands)	3/31/2020	3/31/2019	3/31/2020	3/31/2019	3/31/2020	3/31/2019
Service cost	$0	$0	$41	$50	$46	$37
Interest cost	641	745	64	73	240	229
Expected return on plan assets	(1,355)	(1,234)	0	0	0	0
Amortization of net retirement plan actuarial loss	350	337	26	0	225	85
Amortization of net retirement plan prior service (credit) cost	(3)	(3)	(15)	(15)	71	22
Net periodic benefit (income) cost	$(367)	$(155)	$116	$108	$582	$373

 The service component of net periodic benefit cost for the Company's benefit plans is recorded as a part of salaries and wages in the consolidated statements of income. All other components are recorded as part of other operating expenses in the consolidated statements of income.

The Company realized approximately $494,000 and $321,000, net of tax, as amortization of amounts previously recognized in accumulated other comprehensive (loss) income, for the three months ended March 31, 2020 and 2019, respectively.

The Company is not required to contribute to the pension plan in 2020, but it may make voluntary contributions. The Company did not contribute to the pension plan in the first three months of 2020 and 2019.

9. Other Income and Operating Expense

Other income and operating expense totals are presented in the table below.  Components of these totals exceeding 1% of the aggregate of total noninterest income and total noninterest expenses for any of the years presented below are stated separately.

	Three Months Ended
(In thousands)	3/31/2020	3/31/2019
Noninterest Income
Other service charges	$805	$893
Increase in cash surrender value of corporate owned life insurance	324	643
Net gain on sale of loans	176	94
Other income	799	848
Total other income	$2,104	$2,478
Noninterest Expenses
Marketing expense	$941	$1,162
Professional fees	1,835	1,916
Legal fees	222	303
Technology expense	2,863	2,580
Cardholder expense	829	957
Other expenses	5,185	4,587
Total other operating expense	$11,875	$11,505

10. Revenue Recognition
In addition to revenue from loans and securities, the Company also generates revenues from other services provided as described below.

Insurance Commissions and Fees
Fees are earned upon the effective date of bound coverage, as no significant performance obligation remains after coverage is bound. The Company has historically recognized revenue in this manner, with the noted exception related to installment billing discussed below.

Installment Billing - Agency Bill
Revenue associated with the issuance of policies is recognized upon the effective date of the associated policy regardless of the billing method. Revenue is accrued based upon the completion of the performance obligation creating a current asset for the unbilled revenue until such time as an invoice is generated, typically not to exceed twelve months.

Contingent Commissions
Contingent commissions represent a form of variable consideration associated with the same performance obligation, which is the placement of coverage, for which we earn core commissions. Contingent commissions are estimated with an appropriate constraint applied and accrued relative to the recognition of the corresponding core commissions. The resulting effect on the timing of recognition of contingent commissions will more closely follow a similar pattern as our core commissions with true-ups recognized when payments are received or as additional information that affects the estimate becomes available.

Refund of Commissions
The contract with the insurance carrier dictates the level of commissions paid to the Company that will be refunded to the carrier upon cancellation by the policyholder. As a result, the Company has established a liability for the estimated amount of commission to which the Company does not expect to be entitled, and a corresponding reduction to the gross commission received or receivable. This is updated at the end of each reporting period for changes in circumstances.

Trust & Asset Management
Trust and asset management income is primarily comprised of fees earned from the management and administration of trusts and other customer assets. The Company’s performance obligation is generally satisfied over time and the resulting fees are recognized monthly, based upon the month-end market value of the assets under management and the applicable fee rate. Payment is generally received a few days after month end through a direct charge to the customer's account. The Company does not earn performance-based incentives. Optional services such as real estate sales and tax return preparation services are also available to existing trust and asset management customers. The Company’s performance obligation for these transactional-based services is generally satisfied, and related revenue recognized, at a point in time (i.e., as incurred). Payment is received shortly after services are rendered.

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

The following presents noninterest income, segregated by revenue streams, for the three months ended March 31, 2020 and 2019.

	Three Months Ended
(In thousands)	03/31/2020	03/31/2019
Noninterest Income
In-scope of Topic 606:
Commissions and Fees	$7,385	$7,099
Installment Billing	(30)	(71)
Refund of Commissions	(127)	(12)
Contract Liabilities/Deferred Revenue	(4)	0
Contingent Commissions	821	1,029
Subtotal Insurance Revenues	8,045	8,045
Trust and Asset Management	2,943	2,850
Mutual Fund & Investment Income	1,259	1,234
Subtotal Investment Service Income	4,202	4,084
Service Charges on Deposit Accounts	1,983	1,998
Card Services Income	2,183	2,790
Other	314	307
Noninterest Income (in-scope of ASC 606)	16,727	17,224
Noninterest Income (out-of-scope of ASC 606)1	2,233	2,183
Total Noninterest Income	$18,960	$19,407

Contract Balances
Receivables primarily consist of amounts due for insurance and wealth management services performed for which the Company's performance obligations have been fully satisfied. Receivables amounted to $3.9 million and $1.8 million, respectively, at March 31, 2020, compared to $4.7 million and $2.0 million, respectively, at December 31, 2019 and were included in other assets in the Condensed Consolidated Statements of Condition.

A contract asset balance occurs when an entity performs a service for a customer before the customer pays consideration (resulting in a contract receivable) or before payment is due (resulting in a contract asset). The Company’s noninterest revenue streams, excluding some insurance commissions and fees, are largely based on transactional activity, or standard month-end revenue accruals such as asset management fees based on month-end market values. Consideration is often received immediately or shortly after the Company satisfies its performance obligation and revenue is recognized. The Company does not typically enter into long-term revenue contracts with customers, and therefore, does not experience significant contract balances. As of March 31, 2020 and December 31, 2019, the Company did not have any significant contract balances.

A contract liability balance is an entity’s obligation to transfer a service to a customer for which the entity has already received payment (or payment is due) from the customer. The Company often receives cash payments from customers in advance of the Company’s performance resulting in contract liabilities. These contract liabilities are classified current or long-term in the Condensed Consolidated Statements of Condition based on the timing of when the Company expects to recognize revenue. As of March 31, 2020 and December 31, 2019, contract liabilities were $629,000 and $2,000,000, respectively, and are included within accrued expenses in the accompanying Condensed Consolidated Statements of Condition. The liabilities include premiums due to insurance carriers in addition to unearned commission revenue.

The decrease in the contract liability balance during the three-month period ended March 31, 2020 is primarily as a result of billings and cash payments received in advance of satisfying performance obligations, offset by insurance premiums and revenue recognized during the period that was included in the contract liability balance at the date of adoption.

Contract Acquisition Costs
The Company is required to capitalize, and subsequently amortize into expense, certain incremental costs of obtaining a contract with a customer if these costs are expected to be recovered. The incremental costs of obtaining a contract are those costs that an entity incurs to obtain a contract with a customer that it would not have incurred if the contract had not been obtained (for example, sales commission). The Company utilizes the practical expedient which allows entities to immediately expense contract acquisition costs when the asset that would have resulted from capitalizing these costs would have been amortized in one year or less.

11. Financial Guarantees

The Company currently does not issue any guarantees that would require liability recognition or disclosure, other than standby letters of credit. The Company extends standby letters of credit to its customers in the normal course of business. The standby letters of credit are generally short-term. As of March 31, 2020, the Company’s maximum potential obligation under standby letters of credit was $33.1 million compared to $30.5 million at December 31, 2019. Management uses the same credit policies to extend standby letters of credit that it uses for on-balance sheet lending decisions and may require collateral to support standby letters of credit based upon its evaluation of the counterparty. Management does not anticipate any significant losses as a result of these transactions, and has determined that the fair value of standby letters of credit is not significant.

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

Summarized financial information concerning the Company’s reportable segments and the reconciliation to the Company’s consolidated results is shown in the following table. Investment in subsidiaries is netted out of the presentations below. The “Intercompany” column identifies the intercompany activities of revenues, expenses and other assets between the banking, insurance and wealth management services segments. The Company accounts for intercompany fees and services at an estimated fair value according to regulatory requirements for the services provided. Intercompany items relate primarily to the use of human resources, information systems, accounting and marketing services provided by any of the banks and the holding company. All other accounting policies are the same as those described in the summary of significant accounting policies in the 2019 Annual Report on Form 10-K.

As of and for the three months ended March 31, 2020
(In thousands)	Banking	Insurance	Wealth Management	Intercompany	Consolidated
Interest income	$63,199	$1	$0	$(1)	$63,199
Interest expense	10,231	0	0	(1)	10,230
Net interest income	52,968	1	0	0	52,969
Provision for credit loss expense	16,294	0	0	0	16,294
Noninterest income	6,992	8,150	4,374	(556)	18,960
Noninterest expense	36,689	6,562	3,045	(556)	45,740
Income before income tax expense	6,977	1,589	1,329	0	9,895
Income tax expense	1,157	430	322	0	1,909
Net Income attributable to noncontrolling interests and Tompkins Financial Corporation	5,820	1,159	1,007	0	7,986
Less: Net income attributable to noncontrolling interests	37	0	0	0	37
Net Income attributable to Tompkins Financial Corporation	$5,783	$1,159	$1,007	$0	$7,949

Depreciation and amortization	$2,485	$59	$10	$0	$2,554
Assets	6,690,574	41,444	24,562	(13,466)	6,743,114
Goodwill	64,585	19,866	7,996	0	92,447
Other intangibles, net	2,972	2,741	134	0	5,847
Net loans and leases	4,885,418	0	0	0	4,885,418
Deposits	5,422,258	0	0	(12,895)	5,409,363
Total Equity	627,223	32,632	22,742	0	682,597

As of and for the three months ended March 31, 2019
(In thousands)	Banking	Insurance	Wealth Management	Intercompany	Consolidated
Interest income	$64,929	$1	$0	$(2)	$64,928
Interest expense	13,016	0	0	(2)	13,014
Net interest income	51,913	1	0	0	51,914
Provision for credit loss expense	445	0	0	0	445
Noninterest income	7,568	8,148	4,198	(507)	19,407
Noninterest expense	35,327	6,277	3,112	(507)	44,209
Income before income tax expense	23,709	1,872	1,086	0	26,667
Income tax expense	4,834	490	271	0	5,595
Net Income attributable to noncontrolling interests and Tompkins Financial Corporation	18,875	1,382	815	0	21,072
Less: Net income attributable to noncontrolling interests	32	0	0	0	32
Net Income attributable to Tompkins Financial Corporation	$18,843	$1,382	$815	$0	$21,040

Depreciation and amortization	$2,414	$56	$10	$0	$2,480
Assets	6,689,882	41,156	21,573	(13,892)	6,738,719
Goodwill	64,370	19,702	8,211	0	92,283
Other intangibles, net	4,019	3,051	196	0	7,266
Net loans and leases	4,749,372	0	0	0	4,749,372
Deposits	5,003,696	0	0	(13,771)	4,989,925
Total Equity	593,791	33,774	19,702	0	647,267

13. Fair Value Measurements

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

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of March 31, 2020 and December 31, 2019, segregated by the level of valuation inputs within the fair value hierarchy used to measure fair value.

Recurring Fair Value Measurements
March 31, 2020
(In thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Available-for-sale debt securities
U.S. Treasuries	$1,750	$0	$1,750	$0
Obligations of U.S. Government sponsored entities	313,428	0	313,428	0
Obligations of U.S. states and political subdivisions	102,484	0	102,484	0
Mortgage-backed securities – residential, issued by:
U.S. Government agencies	174,515	0	174,515	0
U.S. Government sponsored entities	758,027	0	758,027	0
U.S. corporate debt securities	2,433	0	2,433	0
Total Available-for-sale debt securities	$1,352,637	$0	$1,352,637	$0
Equity securities, at fair value	$930	$0	$0	$930

Recurring Fair Value Measurements
December 31, 2019
(In thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Available-for-sale debt securities
U.S. Treasuries	$1,840	$0	$1,840	$0
Obligations of U.S. Government sponsored entities	372,488	0	372,488	0
Obligations of U.S. states and political subdivisions	97,785	0	97,785	0
Mortgage-backed securities – residential, issued by:
U.S. Government agencies	164,451	0	164,451	0
U.S. Government sponsored entities	659,590	0	659,590	0
U.S. corporate debt securities	2,433	0	2,433	0
Total Available-for-sale debt securities	$1,298,587	$0	$1,298,587	$0
Equity securities, at fair value	$915	$0	$0	$915

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

The change in the fair value of equity securities valued using significant unobservable inputs (level 3), between December 31, 2019 and March 31, 2020, was immaterial.

There were no transfers between Levels 1, 2 and 3 for the three months ended March 31, 2020.

The Company determines fair value for its available-for-sale debt securities using an independent bond pricing service for identical assets or very similar securities.  The Company determines fair value for its equity securities based on the underlying equity fund’s pricing and valuation procedures which consider recent sales price, market quotations from a pricing service, or market quotes from an independent broker-dealer.  The Company has reviewed the pricing sources, including methodologies used, and finds them to be fairly stated.

Certain assets are measured at fair value on a nonrecurring basis. For the Company, these include loans held for sale, collateral dependent evaluated loans, and other real estate owned (“OREO”). During the first quarter of 2020, certain collateral dependent evaluated loans were remeasured and reported at fair value through a specific valuation allowance and/or partial charge-offs for credit losses based upon the fair value of the underlying collateral. Collateral values are estimated using Level 2 inputs based upon observable market data. In addition to collateral dependent evaluated loans, certain other real estate owned were remeasured and reported at fair value based upon the fair value of the underlying collateral. The fair values of other real estate owned are estimated using Level 2 inputs based on observable market data or Level 3 inputs based on customized discounting criteria. In general, the fair values of other real estate owned are based upon appraisals, with discounts made to reflect estimated costs to sell the real estate. Upon initial recognition, fair value write-downs are taken through a charge-off to the allowance for credit losses. Subsequent fair value write-downs on other real estate owned are reported in other noninterest expense.

Three months ended March 31, 2020
(in thousands)		Fair value measurements at reporting date using:			Gain (losses) from fair value changes
Assets:	As of 03/31/2020	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Three months ended 03/31/2020
Individually evaluated	$4,893	$0	$4,893	$0	$(1,290)
Other real estate owned	220	0	220	0	(52)

Three months ended March 31, 2019
(in thousands)		Fair value measurements at reporting date using:			Gain (losses) from fair value changes
Assets:	As of 03/31/2019	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Three months ended 03/31/2019
Individually evaluated	$4,786	$0	$4,786	$0	$(3,571)
Other real estate owned	0	0	0	0	0

The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments at March 31, 2020 and December 31, 2019. The carrying amounts shown in the table are included in the Consolidated Statements of Condition under the indicated captions.

The fair value estimates, methods and assumptions set forth below for the Company's financial instruments, including those financial instruments carried at cost, are made solely to comply with disclosures required by U.S. GAAP and should be read in conjunction with the financial statements and notes included herein.

For collateral dependent loans where the Company has determined that foreclosure of the collateral is probable, or where the borrower is experiencing financial difficulty and the Company expects repayment of the loan to be provided substantially through the operation or sale of the collateral, the ACL is measured based on the difference between the fair value of the collateral and the amortized cost basis of the loan as of the measurement date. For real estate loans, fair value of the loan’s collateral is determined by third party appraisals, which are then adjusted for the estimated selling and closing costs related to liquidation of the collateral. For this asset class, the actual valuation methods (income, sales comparable, or cost) vary based on the status of the project or property. For example, land is generally based on the sales comparable method while construction is based on the income and/or sales comparable methods. The unobservable inputs may vary depending on the individual assets with no one of the three methods being the predominant approach. The Company reviews the third party appraisal for appropriateness and adjusts the value downward to consider selling and closing costs, which typically range from 5% to 8% of the appraised value. For non-real estate loans, fair value of the loan’s collateral may be determined using an appraisal, net book value per the borrower’s financial statements, or aging reports, adjusted or discounted based on management’s historical knowledge, changes in market conditions from the time of the valuation, and management’s expertise and knowledge of the client and client’s business.

Estimated Fair Value of Financial Instruments
March 31, 2020
(In thousands)	Carrying Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets:
Cash and cash equivalents	$115,263	$115,263	$115,263	$0	$0
FHLB and other stock	24,212	24,212	0	24,212	0
Accrued interest receivable	18,007	18,007	0	18,007	0
Loans/leases, net[1]	4,885,418	4,834,400	0	4,893	4,829,507

Financial Liabilities:

Time deposits	$708,933	$716,275	$0	$716,275	$0
Other deposits	4,700,430	4,700,430	0	4,700,430	0
Fed funds purchased and securities sold
under agreements to repurchase	68,993	68,993	0	68,993	0
Other borrowings	457,983	466,974	0	466,974	0
Trust preferred debentures	17,078	20,138	0	20,138	0
Accrued interest payable	2,244	2,244	0	2,244	0

Estimated Fair Value of Financial Instruments
December 31, 2019
(In thousands)	Carrying Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets:
Cash and cash equivalents	$137,982	$137,982	$137,982	$0	$0
FHLB and other stock	33,695	33,695	0	33,695	0
Accrued interest receivable	19,293	19,293	0	19,293	0
Loans/leases, net[1]	4,877,658	4,798,268	0	14,050	4,784,218

Financial Liabilities:

Time deposits	$675,014	$677,205	$0	$677,205	$0
Other deposits	4,537,907	4,537,907	0	4,537,907	0
Fed funds purchased and securities
sold under agreements to repurchase	60,346	60,346	0	60,346	0
Other borrowings	658,100	659,895	0	659,895	0
Trust preferred debentures	17,035	21,904	0	21,904	0
Accrued interest payable	2,486	2,486	0	2,486	0
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

14. Leasing

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

Our property leases have remaining terms of less than 1 year to 22 years. Some of these leases may include options to extend the leases for up to 29 years, and some may include options to terminate the leases within 30 days. The Company’s lease agreements often include one or more options to renew at the Company’s discretion. If at lease inception, the Company considers the exercising of a renewal option to be reasonably certain, the Company will include the extended term in the calculation of the ROU asset and lease liability.

Operating lease amounts included in the Consolidated Statement of Condition are as follows:

(In thousands)		March 31, 2020	December 31, 2019
Assets	Classification
ROU assets	Other assets	$33,231	$33,501

Liabilities
Current lease liabilities	Other liabilities	$3,188	$3,256
Non-current lease liabilities	Other liabilities	32,450	32,666
Total lease liabilities		$35,638	$35,922

The components of operating lease expense, primarily included in “Net occupancy expense of premises,” were as follows:

(In thousands)	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
Lease Costs
Operating lease cost	$1,174	$1,142
Variable lease cost	164	96
Short-term lease cost	0	0
Sublease income	(8)	(8)
Total lease cost	$1,330	$1,230

At March 31, 2020, we did not have any material finance lease assets or liabilities.

Other information related to operating leases was as follows:

(In thousands)	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,189	$1,159
Weighted-average remaining lease term on operating leases	13.72 years	14.12 years
Weighted-average discount rates on operating leases	3.53%	3.53%
ROU assets obtained in exchange for lease liabilities	549	35,706

Future minimum lease payments under operating leases were as follows:

(In thousands)	Operating Leases
Nine Months 2020	$3,326
2021	4,163
2022	4,117
2023	3,876
2024	3,742
2025 and subsequent years	26,979
Total lease payments	$46,203
Less: Interest	(10,565)
Present value of lease liabilities	$35,638

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations
BUSINESS

Corporate Overview and Strategic Initiatives
Tompkins Financial Corporation (“Tompkins” or the “Company”) is headquartered in Ithaca, New York and is registered as a Financial Holding Company with the Federal Reserve Board under the Bank Holding Company Act of 1956, as amended. The Company is a locally oriented, community-based financial services organization that offers a full array of products and services, including commercial and consumer banking, leasing, trust and investment management, financial planning and wealth management, and insurance services. At March 31, 2020, the Company’s subsidiaries included: four wholly-owned banking subsidiaries, Tompkins Trust Company (the “Trust Company”), The Bank of Castile (DBA Tompkins Bank of Castile), Mahopac Bank (DBA Tompkins Mahopac Bank), VIST Bank (DBA Tompkins VIST Bank); and a wholly-owned insurance agency subsidiary, Tompkins Insurance Agencies, Inc. (“Tompkins Insurance”). The trust division of the Trust Company provides a full array of investment services, including investment management, trust and estate, financial and tax planning as well as life, disability and long-term care insurance services. The Company’s principal offices are located at 118 E. Seneca Street, Ithaca, New York, 14850, and its telephone number is (888) 503-5753. The Company’s common stock is traded on the NYSE American under the symbol “TMP.”

The Tompkins strategy centers around our core values and a commitment to delivering long-term value to our clients, communities, and shareholders. To achieve this, the Company has developed a variety of strategic initiatives focused on delivering high quality products and services: a continual focus on improving operational effectiveness, investing in our people through talent management and development, maintaining appropriate risk management programs, and delivering profitable growth across all of our business lines. The Company's growth strategy includes initiatives to grow organically through our current businesses, as well as through possible acquisitions of financial institutions, branches, and financial services businesses. As such, the Company has acquired, and from time to time considers acquiring, banks, thrift institutions, branch offices of banks or thrift institutions, or other businesses that would complement the Company’s business or its geographic reach. The Company generally targets merger or acquisition partners that are culturally similar and have experienced management and possess either significant market presence or have potential for improved profitability through financial management, economies of scale and expanded services.

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

Insurance services include property and casualty insurance, employee benefit consulting, and life, long-term care and disability insurance. Tompkins Insurance is headquartered in Batavia, New York. Over the years, Tompkins Insurance has acquired smaller insurance agencies in the market areas serviced by the Company’s banking subsidiaries and successfully consolidated them into Tompkins Insurance. In the second quarter of 2019, Tompkins Insurance acquired the Cali Agency, Inc., an insurance agency located in western New York, in a cash transaction. The Company recorded the following intangible assets as a result of the acquisition: goodwill ($0.2 million), customer related intangible ($0.2 million) and a covenant-not-to-compete ($0.1 million). The values of the customer-related intangible and covenant-not-to-compete are being amortized over 15 years and 5 years, respectively. The goodwill is not being amortized but will be evaluated at least annually for impairment. Tompkins Insurance offers services to customers of the Company’s banking subsidiaries by sharing offices with The Bank of Castile, Trust Company, and VIST Bank. In addition to these shared offices, Tompkins Insurance has five stand-alone offices in Western New York, and one stand-alone office in Tompkins County, New York.

The Company’s principal expenses are interest on deposits, interest on borrowings, and operating and general administrative expenses, as well as provisions for credit losses. Funding sources, other than deposits, include borrowings, securities sold under agreements to repurchase, and cash flow from lending and investing activities.

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
Regulation
Banking, insurance services and wealth management are highly regulated. As a financial holding company with four community banks, a registered investment adviser, and an insurance agency subsidiary, the Company and its subsidiaries are subject to examination and regulation by the Federal Reserve Board (“FRB”), Securities and Exchange Commission (“SEC”), the Federal Deposit Insurance Corporation (“FDIC”), the New York State Department of Financial Services, Pennsylvania Department of Banking and Securities, the Financial Industry Regulatory Authority, and the Pennsylvania Insurance Department.

OTHER IMPORTANT INFORMATION

The following discussion is intended to provide an understanding of the consolidated financial condition and results of operations of the Company for the three months ended March 31, 2020. It should be read in conjunction with the Company’s Audited Consolidated Financial Statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, and the Unaudited Condensed Consolidated Financial Statements and notes thereto included in Part I of this Quarterly Report on Form 10-Q.

In this Report, there are comparisons of the Company’s performance to that of a peer group, which is comprised of the group of 148 domestic bank holding companies with $3 billion to $10 billion in total assets as defined in the Federal Reserve’s “Bank Holding Company Performance Report” for December 31, 2019 (the most recent report available). Although the peer group data is presented based upon financial information that is one fiscal quarter behind the financial information included in this report, the Company believes that it is relevant to include certain peer group information for comparison to current quarter numbers.

Forward-Looking Statements
This Quarterly Report on Form 10-Q contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The statements contained in this Report that are not statements of historical fact may include forward-looking statements that involve a number of risks and uncertainties. Forward-looking statements may be identified by use of such words as "may", "will", "estimate", "intend", "continue", "believe", "expect", "plan", or "anticipate", and other similar words. Examples of forward-looking statements may include statements regarding the asset quality of the Company's loan portfolios; the level of the Company's allowance for credit losses; the sufficiency of liquidity sources; the Company's exposure to changes in interest rates; the impact of changes in accounting standards; and trends, plans, prospects, growth and strategies. Forward-looking statements are made based on management’s expectations and beliefs concerning future events impacting the Company and are subject to certain uncertainties and factors relating to the Company’s operations and economic environment, all of which are difficult to predict and many of which are beyond the control of the Company, that could cause actual results of the Company to differ materially from those expressed and/or implied by forward-looking statements. The following factors, in addition to those listed as Risk Factors in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2019, and Item 1A in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, are among those that could cause actual results to differ materially from the forward-looking statements: changes in general economic, market and regulatory conditions; the severity and duration of the COVID-19 outbreak and the impact of the outbreak (including the government’s response to the outbreak) on economic and financial markets, potential regulatory actions, and modifications to our operations, products, and services relating thereto; disruptions in our and our customers’ operations and loss of revenue due to pandemics, epidemics, widespread health emergencies, government-imposed travel/business restrictions, or outbreaks of infectious diseases such as the COVID-19, and the associated adverse impact on our financial position, liquidity, and our customers’ abilities to repay their obligations to us or willingness to obtain financial services products from the Company; the development of an interest rate environment that may adversely affect the Company’s interest rate spread, other income or cash flow anticipated from the Company’s operations, investment and/or lending activities; changes in laws and regulations affecting banks, bank holding companies and/or financial holding companies, such as the Dodd-Frank Act and Basel III and the Economic Growth, Regulatory Relief, and Consumer Protection Act; legislative and regulatory changes in response to COVID-19 with which we and our subsidiaries must comply, including the CARES Act and the rules and regulations promulgated thereunder, and state and local government mandates; technological developments and changes; the ability to continue to introduce competitive new products and services on a timely, cost-effective basis; governmental and public policy changes, including environmental regulation; reliance on large customers; and financial resources in the amounts, at the times and on the terms required to support the Company’s future businesses.

Critical Accounting Policies
The accounting and reporting policies followed by the Company conform, in all material respects, to U.S. GAAP and to general practices within the financial services industry. In the course of normal business activity, management must select and apply many accounting policies and methodologies and make estimates and assumptions that lead to the financial results presented in the Company’s consolidated financial statements and accompanying notes. There are uncertainties inherent in making these estimates and assumptions, which could materially affect the Company’s results of operations and financial position.

Management considers accounting estimates to be critical to reported financial results if (i) the accounting estimates require management to make assumptions about matters that are highly uncertain, and (ii) different estimates that management reasonably could have used for the accounting estimate in the current period, or changes in the accounting estimate that are reasonably likely to occur from period to period, could have a material impact on the Company’s financial statements. Management considers the accounting policy relating to the allowance for credit losses (“allowance” or "ACL"), to be a critical accounting policy because of the uncertainty and subjectivity involved in this policy and the material effect that estimates related to this area can have on the Company’s results of operations. On January 1, 2020, the Company adopted ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” which created material changes to the Company’s existing critical accounting policy that existed at December 31, 2019.

The Company’s methodology for estimating the allowance considers available relevant information about the collectability of cash flows, including information about past events, current conditions, and reasonable and supportable forecasts. Refer to “Allowance for Credit Losses” below, Note 5 - Allowance for Credit Losses, and Note 2 – Basis of Presentation in the accompanying notes to the unaudited condensed consolidated financial statements elsewhere in this report for further discussion of the allowance.

For information on the Company's significant accounting policies and to gain a greater understanding of how the Company’s financial performance is reported, refer to Note 1 – “Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. Refer to "Recently Issued Accounting Standards" in Management's Discussion and Analysis included in Part I of this Quarterly Report on Form 10-Q for a discussion of recent accounting updates.

IMPACT OF, AND RESPONSE TO, COVID-19 PANDEMIC

Economic Environment
In December 2019, a novel coronavirus (COVID-19) was reported in China, and, in March 2020, the World Health Organization declared it a pandemic. On March 12, 2020, the President of the United States declared the COVID-19 outbreak in the United States a national emergency. The COVID-19 pandemic has led to government-mandated closures and stay at home orders across the nation, which have resulted in deteriorating economic conditions throughout the U.S. The various government orders issued in response to the pandemic are significantly impacting the U.S. labor market, consumer spending and business investments. During March 2020, in response to the deteriorating economic conditions, the Federal Reserve reduced the federal funds rate 1.5 percentage points, to .00 to .25 percent. The Federal Reserve also provided a pandemic-related stimulus package estimated at $4.0 trillion, in order to ease the stress on financial markets. In addition, the United States Congress passed the Coronavirus Aid, Relief and Economic Security Act ("CARES Act"), which would provide approximately $2.5 trillion of support to U.S. citizens and businesses affected by COVID-19.

Company Response
The Company has designated a Pandemic Planning Committee, which includes key individuals across the Company as well as members of Senior Management, to oversee the Company’s response to COVID-19. The Company implemented a number of risk mitigation measures designed to protect our employees and customers, while maintaining services for our customers and community. These measures included restrictions on business travel and establishment of a remote work environment for most non-customer facing employees. The Company also implemented drive-up only or by appointment only operations across its branch network. Currently, over 85% of our workforce is working remotely and we have imposed social distancing restrictions and provided premium pay for those employees who are required to be on premise to complete essential to on-site functions. However, due to the significant uncertainty of the current economic climate, and the Company's ongoing response to the pandemic and related shutdowns, annual pay increases for our Company's executive officers (which is comprised of our Senior Leadership Team members) have been deferred indefinitely.

We incurred limited expense, mainly in technology equipment and software, in transition to and maintaining a remote work environment. We have adopted technological and workflow processes which are designed to mitigate the operations, fraud, and cybersecurity risks related to our remote work environment, and to date we are not aware of any materially negative impacts arising from these risks nor on our internal controls.

Tompkins has initiated and participated in a number of credit initiatives to support employees and customers who have been impacted by the shutdown associated with the COVID-19 pandemic. For non-executive employees affected by COVID-19, the Company implemented a low interest loan program. The Company also implemented a payment deferral program to assist both consumer and business borrowers that may be experiencing financial hardship due to COVID-19. Our standard program allows for the deferral of loan payments for up to 90 days and customers will be able to request a payment deferral until the middle of May 2020; in certain cases and/or where required by applicable law or regulation we will extend additional deferrals or other accommodations. As of March 31, 2020, total deferrals attributed to COVID-19 were $377.8 million, representing 994 borrowers or 7.7% of the total loan portfolio. As of April 20, 2020, total deferrals attributed to COVID-19 were $1.5 billion, representing 2,778 borrowers or 29.9% of the total loan portfolio. Of that total, 1,139 were retail customers representing $176.5 million, or 3.6% of total loans, and 1,639 were commercial customers representing $1.3 billion, or 26.3% of total loans. Loans in deferment status will continue to accrue interest during the deferment period unless otherwise classified as nonperforming. The provisions of the CARES Act and recently issued interagency guidance issued by Federal banking regulators provided guidance and clarification related to modifications and deferral programs to assist borrowers who are negatively impacted by the COVID-19 national emergency. The guidance and clarifications detail certain provisions whereby banks are permitted to make deferrals and modifications to the terms of a loan which would not require the loan to be reported as a troubled debt restructuring. In accordance with the CARES Act and the interagency guidance, the Company elected to adopt the provisions to not report eligible loan modifications as troubled debt restructurings.

The Company is participating in the U.S. Small Business Administration (SBA) Paycheck Protection Program (“PPP”). This program provides borrower guarantees for lenders, and envisions a certain amount of loan forgiveness for loan recipients who properly utilize funds, all in accordance with the rules and regulations established by the SBA for the PPP. The SBA's rules, regulations and guidance with respect to PPP have evolved since the program's inception in early April, and as of May 7, 2020, the SBA has not yet released final guidance with respect to loan forgiveness. Borrowers with loan balances which are not forgiven are obligated to repay such balances over a 2-year term at a rate of 1% interest, with principal and interest payments deferred for the first six months. The SBA has stated that it will pay participating lenders fees for processing PPP loans in the following amounts: 5% for loans of not more than $350,000; 3% for loans of more than $350,000 and less than $2,000,000; and 1% for loans of at least $2,000,000. The SBA has also announced that, under limited circumstances described in the current SBA guidance, these fees will not be paid, even if the participating lender has approved and processed the PPP loan. The fees are generally amortized as interest income over the life of the loan, and would be recognized net of origination costs. The Company began accepting applications for PPP loans on April 3, 2020, and as of May 10, 2020, has approved over 2,900 loans totaling about $500 million.

The impact of the COVID-19 pandemic on our results of operation for the three months ended March 31, 2020 was mainly reflected in our provision for credit losses. While the Company has not yet experienced any charge-offs related to COVID-19, our allowance calculation and resulting provision for credit loss expense are significantly impacted by changes in forecasted economic conditions. Should economic conditions worsen, the Company could experience further increases in its required allowance and record additional credit loss expense. The Company did see some slowdown toward the end of the first quarter in other areas of our business, including reduced transaction volumes in our card services business, a decrease in wealth management fees due to the decline in financial markets, and decreases in certain other fee related income.
As of March 31, 2020, we believe Tompkins was well positioned with a strong balance sheet and asset quality, capital ratios well above regulatory requirements, and strong liquidity position. Asset quality measures were strong and generally in line with

December 31, 2019, with total nonaccrual loans down 2.4%, and total nonperforming assets down 2.2%. There was limited impact of COVID-19 reflected in first quarter numbers, although it is uncertain what the impact on the second and future quarters will be. As mentioned above, the Company is working with its customers and implemented a loan deferral program and participates in the PPP. As of March 31, 2020, the Company had not experienced any significant impact to our liquidity or funding capabilities as a result of COVID-19. The Company’s participation as a lender in the PPP has been and will continue to be a use of liquidity; however, the Federal Reserve Bank has provided a lending facility that may be used by banks to obtain funding specifically for PPP loans. PPP loans would be pledged as collateral on a bank's borrowings under the Federal Reserve Bank's designated PPP lending facility.
The extent to which the COVID-19 pandemic will affect our business, results of operation and financial condition going forward is difficult to predict and depends on numerous evolving factors. There is currently a great deal of uncertainty regarding the length of the COVID-19 pandemic and the efficacy of the extraordinary measures being put in place to address it. The fair value of certain assets could be impacted by the effects of COVID-19. The carrying value of goodwill, right-of-use lease assets, and other real estate owned could decrease, resulting in future impairment losses. Management will continue to evaluate current economic conditions to determine if a triggering event would impact the current valuations for these assets. If efforts to contain COVID-19 are not as successful as anticipated, if restrictions on movement last into the third quarter or beyond, or if the federal government's economic stimulus packages are ineffective or delayed, the current economic downturn will likely be much longer and much more severe. The deeper the economic downturn is, and the longer it lasts, the more it will damage consumer fundamentals and sentiment. Similarly, an extended global recession due to COVID-19 would weaken the U.S. recovery and damage business fundamentals. As a result, the pandemic and its consequences, including responsive measures to manage it, have negatively impacted, and continue to negatively impact, demand for and profitability of our products and services, the valuation of our assets, the ability of borrowers to satisfy obligations, and our ability to meet the needs of our customers, all of which could have a material adverse effect on our business and financial performance.
RESULTS OF OPERATION

Performance Summary
Net income for the first quarter of 2020 was $7.9 million or $0.53 diluted earnings per share, compared to $21.0 million or $1.37 diluted earnings per share for the same period in 2019. The decrease in net income was primarily due to the $15.8 million increase in provision for credit loss expense in the first quarter of 2020. The provision expense for the first quarter of 2020 was $16.3 million, increasing the allowance for credit losses to $52.4 million at March 31, 2020. The increase in the first quarter of 2020 is not a direct result of specific credit risks currently identified in the loan portfolio; rather, the increase is mainly driven by current and projected economic conditions resulting from the ongoing COVID-19 pandemic and related market and economic impacts, as well as normal adjustments for loan growth, changing loan portfolio and segment mix, and the adoption of ASU 2016-13.

Return on average assets (“ROA”) for the quarter ended March 31, 2020 was 0.48%, compared to 1.27% for the quarter ended March 31, 2019. Return on average shareholders’ equity (“ROE”) for the first quarter of 2020 was 4.71%, compared to 13.53% for the same period in 2019.

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

Banking Segment
The banking segment reported net income of $5.8 million for the first quarter of 2020, down $13.1 million or 69.3% from net income of $18.9 million for the same period in 2019.

Net interest income of $53.0 million for the first quarter of 2020 was up $1.1 million or 2.0% from the same period in 2019. The increase in net interest income was mainly a result of a decrease in interest expense resulting from lower market interest rates and a shift in funding mix from borrowings to deposits. Interest income also benefited from loan growth and an asset mix consisting of a greater percentage of loans to total assets.

The provision for credit losses was $16.3 million for the three months ended March 31, 2020, which was up $15.8 million compared to the same period in 2019. The increase in provision for credit losses in the first quarter is most notably due to the rapidly changing economic environment related to the COVID-19 pandemic and reflects the calculation of the allowance for credit losses in accordance with ASU 2016-13.

Noninterest income of $7.0 million for the three months ended March 31, 2020 was down $576,000 or 7.6% compared to the same period in 2019. The decrease in the three months ended March 31, 2020 over the same period in 2019 was mainly in card services income, due to a decrease in transaction volume in the first quarter of 2020, and a one-time incentive payment of $500,000 related to the Company's merchant card business that was received in the first quarter of 2019.

Noninterest expense of $36.7 million for the first quarter of 2020 was up $1.4 million or 3.9% from the same period in 2019. The increase was mainly attributable to increases in salaries and wages reflecting merit increases awarded in 2019, higher health insurance costs, and higher post-retirement benefit costs.

Insurance Segment
The insurance segment reported net income of $1.2 million for the three months ended March 31, 2020, which was down $223,000 or 16.1% compared to the first quarter of 2019. Noninterest income was in line compared to the same period in 2019, as growth in personal and commercial lines were mainly offset by lower contingency revenues. Noninterest expenses were up $285,000 or 4.5% compared to the first quarter of 2019. The increase was mainly in salaries and wages and reflects merit increases awarded in 2019, and an increase in employees.

Wealth Management Segment
The wealth management segment reported net income of $1.0 million for the three months ended March 31, 2020, which was up $192,000 or 23.6% compared to the first quarter of 2019. The increase in net income for the three month period ended March 31, 2020, was attributable to an increase in advisory income and estate and terminating trust fees. Noninterest expense for the first quarter of 2020 was down 2.2% compared to the same period in 2019. The decrease was mainly in salary and wages, primarily due to open positions and a decrease in other incentives.

Net Interest Income
The following table shows average interest-earning assets and interest-bearing liabilities, and the corresponding yield or cost associated with each for the three month periods ended March 31, 2020 and 2019.

Average Consolidated Statements of Condition and Net Interest Analysis (Unaudited)
	Quarter Ended			Quarter Ended
	March 31, 2020			March 31, 2019
	Average			Average
	Balance			Balance		Average
(Dollar amounts in thousands)	(QTD)	Interest		(QTD)	Interest	Yield/Rate
ASSETS
Interest-earning assets
Interest-bearing balances due from banks	$1,525	$6	1.58%	$2,334	$10	1.74%
Securities (1)
U.S. Government securities	1,194,754	6,576	2.21%	1,409,305	8,172	2.35%
State and municipal (2)	97,480	666	2.75%	94,609	626	2.68%
Other securities (2)	3,422	36	4.23%	3,415	41	4.87%
Total securities	1,295,656	7,278	2.26%	1,507,329	8,839	2.38%
FHLBNY and FRB stock	26,558	435	6.59%	48,055	878	7.41%
Total loans and leases, net of unearned income (2)(3)	4,914,034	55,906	4.58%	4,792,607	55,614	4.71%
Total interest-earning assets	6,237,773	63,625	4.10%	6,350,325	65,341	4.17%
Other assets	435,175			393,035
Total assets	$6,672,948			$6,743,360
LIABILITIES & EQUITY
Deposits
Interest-bearing deposits
Interest bearing checking, savings, & money market	3,212,543	4,366	0.55%	2,940,416	4,470	0.62%
Time deposits	680,248	2,833	1.68%	645,144	2,127	1.34%
Total interest-bearing deposits	3,892,791	7,199	0.74%	3,585,560	6,597	0.75%
Federal funds purchased & securities sold under agreements to repurchase	63,528	36	0.23%	72,664	44	0.25%
Other borrowings	498,428	2,706	2.18%	993,773	6,044	2.47%
Trust preferred debentures	17,050	289	6.82%	16,878	329	7.90%
Total interest-bearing liabilities	4,471,797	10,230	0.92%	4,668,875	13,014	1.13%
Noninterest bearing deposits	1,409,661			1,338,623
Accrued expenses and other liabilities	112,673			105,131
Total liabilities	5,994,131			6,112,629
Tompkins Financial Corporation Shareholders’ equity	677,394			629,305
Noncontrolling interest	1,423			1,426
Total equity	678,817			630,731
Total liabilities and equity	$6,672,948			$6,743,360
Interest rate spread			3.18%			3.04%
Net interest income/margin on earning assets		53,395	3.44%		52,327	3.34%

Tax Equivalent Adjustment		(426)			(413)

Net interest income per consolidated financial statements		$52,969			$51,914
1  Average balances and yields on available-for-sale debt securities are based on historical amortized cost
2  Interest income includes the tax effects of taxable-equivalent adjustments using an effective income tax rate of 21% in 2020 and 2019 to increase tax exempt interest income to taxable-equivalent basis.
3  Nonaccrual loans are included in the average asset totals presented above.  Payments received on nonaccrual loans have been recognized as disclosed in Note 1 of the Company’s consolidated financial statements included in Part 1 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

Net Interest Income
Net interest income is the Company’s largest source of revenue, representing 73.6% of total revenues for the three months ended March 31, 2020, compared to 72.8% for the same period in 2019. Net interest income is dependent on the volume and composition of interest-earning assets and interest-bearing liabilities and the level of market interest rates. The above table shows average interest-earning assets and interest-bearing liabilities, and the corresponding yield or cost associated with each.

Taxable-equivalent net interest income for the three months ended March 31, 2020, was up $1.1 million or 2.0% over the same period in 2019. The increase compared to the prior year was mainly due to lower interest expense in the first three months of 2020, driven by lower market interest rates and deposit growth, which contributed to a reduction in other borrowings. Additionally, net interest income benefited from a shift in the composition of average earning assets, with loans, which carry higher average yields than securities, comprising an increased percentage of average earning assets. For the three months ended March 31, 2020, average loans represented 78.8% of average earning assets compared to 75.5% for the same period in 2019. Net interest margin for the three months ended March 31, 2020 was 3.44% compared to 3.34% for the same period in 2019.

Taxable-equivalent interest income for the three months ended March 31, 2020, was $63.6 million, down 2.6% compared to the same period in 2019. The decrease in taxable-equivalent interest income was mainly the result of a $112.6 million or 1.8% decrease in average earnings assets and a decrease in the yield on average earning assets for the three months ended March 31, 2020 compared to the same period in 2019. Asset yields in the first quarter of 2020 were impacted by lower market interest rates. The decrease in average earning assets was mainly in average securities and was mainly a result of the sale of $152.1 million of securities in the second quarter of 2019. Average securities balances for the three months ended March 31, 2020, were down $211.7 million or 14.0%, while the average yield on securities decreased 12 basis points compared to the same period in 2019. Average loan balances for the three months ended March 31, 2020, were up $121.4 million or 2.5% over the first quarter of 2019, however the average yield on loans for the first quarter of 2020 decreased 13 basis points compared to the first quarter of 2019.

Interest expense for the three months ended March 31, 2020, decreased by $2.8 million or 21.4% compared to the same period in 2019, driven mainly by lower market interest rates, an increase in average deposit balances and a decrease of average other borrowings. Average interest bearing deposits for the first quarter of 2020 were up $307.2 million or 8.6% compared to the same period in 2019. Average other borrowings for the three months ended March 31, 2020 were down $495.3 million or 49.8% compared to the same period in 2019, mainly due to the increase in deposit balances. The average cost of interest bearing deposits was 0.74% for the first quarter of 2020, compared to 0.75% for the first quarter of 2019. The average cost of interest bearing liabilities decreased to 0.92% for the first quarter of 2020 from 1.13% for the first quarter of 2019.

Provision for Credit Losses
The provision for credit losses represents management’s estimate of the amount necessary to maintain the allowance for credit losses at an appropriate level. The provision for credit losses for the three months ended March 31, 2020 was $16.3 million which was up $15.8 million compared to the same period in 2019. The increase in the first quarter of 2020 is not a direct result of specific credit risks currently identified in the loan portfolio; rather, the increase is mainly driven by current and projected economic conditions resulting from the ongoing COVID-19 pandemic and related market and economic impacts, as well as normal adjustments for loan growth, and changing loan portfolio and segment mix, and is due to the calculation of the allowance for credit losses in accordance with ASU 2016-13. The section captioned “Financial Condition – The Allowance for Credit Losses” below has further details on the allowance for credit losses and asset quality metrics.

Noninterest Income
Noninterest income was $19.0 million for the first quarter of 2020, which was down 2.3% compared to the same period prior year. Noninterest income represented 26.4% of total revenue for the three months ended March 31, 2020, compared to 27.2% for the same period in 2019.

Insurance commissions and fees were $8.0 million for the first quarter of 2020, which is in line with the same period prior year. For the three months ended March 31, 2020, growth in commercial and personal business lines were offset by lower contingency income compared to the same period in 2019.

Investment services income of $4.2 million in the first quarter of 2020 was up $118,000 or 2.9% compared to the first quarter of 2019. Investment services income includes trust services, financial planning, wealth management services, and brokerage related services. With fees largely based on the market value and the mix of assets managed, the general direction of the stock market can have a considerable impact on fee income. For the first quarter of 2020, the increase in investment services income was mainly attributable to an increase in advisory income, as the Company has experienced a higher mix of managed accounts that carry higher fees and a decrease in lower fee custody account balances, as well as an increase in estate and terminating trust fees. The fair value of assets managed by, or in custody of, Tompkins was $3.9 billion at March 31, 2020, compared to $4.0 billion for the same period in 2019. The fair value at March 31, 2020 includes $1.2 billion of Company-owned securities where Tompkins Trust Company is custodian.

Card services income of $2.2 million in the first quarter of 2020 was down $607,000 or 21.7% compared to the same period in 2019. Contributing to the decrease from the prior year was a one-time incentive payment of $500,000 (pre-tax) related to our merchant card business received in the first quarter of 2019, and a decrease in transaction volume.

The Company recognized $443,000 of gains on sales/calls of available-for-sale debt securities in the first quarter of 2020, compared to $12,000 of gains in the first three months of 2019. The gains include $178,000 of gains on the sales of available-for-sale debt securities, $251,000 of gains on securities called during the quarter and $14,000 of realized gains from the change in the fair value of equity securities. The sales of available-for-sale debt securities were generally the result of routine portfolio maintenance and interest rate risk management.

Other income of $2.1 million in the first quarter of 2020 was down 15.1% compared to the same period in 2019. The decrease in the first quarter of 2020 compared to the first quarter of 2019 was mainly a result of a decrease in the cash surrender value of bank owned life insurance, which was down $291,000. The decrease was mainly related to variable life insurance policies; the market value of the securities underlying these policies was adversely affected by the downturn in equities markets driven by COVID-19 in the first quarter of 2020.

Noninterest Expense
Noninterest expense was $45.7 million for the first quarter of 2020, up 3.5% compared to the same period in 2019. Noninterest expense as a percentage of total revenue for the first quarter of 2020 was 63.6% compared to 62.0% for the same period in 2019.

Expenses associated with salaries and wages and employee benefits are the largest component of noninterest expense, representing 61.6% of total noninterest expense for the three months ended March 31, 2020 and 60.4% for the three months ended March 31, 2019. Salaries and wages expense for the three months ended March 31, 2020 was up 6.6% compared to the same period in 2019 driven mainly by an increase in employees, merit increases awarded in 2019, and other incentives. Other employee benefits expense was relatively flat compared to the same period in 2019.

Other expense categories, not related to compensation and benefits, for the three months ended March 31, 2020, were in line with the same period in 2019. The significant components of other expense are professional fees, technology, and marketing expenses. Technology expense for the first quarter of 2020 was up $283,000 or 11.0% over the same period in the prior year, mainly as a result of investments in strengthening the Company's compliance and information security infrastructure. Marketing expenses were down $221,000, while professional fees for the first quarter of 2020 were in line with prior year.

Income Tax Expense
The provision for income taxes was $1.9 million for an effective rate of 19.3% for the first quarter of 2020, compared to tax expense of $5.6 million and an effective rate of 21.0% for the same quarter in 2019. The effective rates differ from the U.S. statutory rate primarily due to the effect of tax-exempt income from loans, securities and life insurance assets, and the income tax effects associated with stock based compensation.

FINANCIAL CONDITION

Total assets were $6.7 billion at March 31, 2020, which were in line with December 31, 2019. Total originated loan balances were $4.7 billion at March 31, 2020 unchanged from year-end 2019. Total acquired loans of $213.5 million were down $6.6 million or 3.0% from December 31, 2019, due to expected run-off in the acquired portfolio. Total deposits were up $196.4 million or 3.8% from December 31, 2019. Other borrowings decreased $200.1 million or 30.4% from December 31, 2019, as a result of deposit growth outpacing loan growth in the period.

Securities

As of March 31, 2020, the Company’s securities portfolio was $1.4 billion or 20.07% of total assets, compared to $1.3 billion or 19.3% of total assets at year-end 2019. The following table details the composition of available-for-sale debt securities.

Available-for-Sale Debt Securities
	March 31, 2020		December 31, 2019
(In thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
U.S. Treasuries	$1,745	$1,750	1,840	1,840
Obligations of U.S. Government sponsored entities	302,086	313,428	367,551	372,488
Obligations of U.S. states and political subdivisions	101,452	102,484	96,668	97,785
Mortgage-backed securities - residential, issued by
U.S. Government agencies	171,500	174,515	164,643	164,451
U.S. Government sponsored entities	739,133	758,027	660,037	659,590
U.S. corporate debt securities	2,500	2,433	2,500	2,433
Total available-for-sale debt securities	$1,318,416	$1,352,637	$1,293,239	$1,298,587

The increase in unrealized gains, which reflects the amount that fair value exceeds amortized cost, related to the available-for-sale debt portfolio was due primarily to changes in market interest rates during the first three months of 2020. Management’s policy is to purchase investment grade securities that on average have relatively short duration, which helps mitigate interest rate risk and provides sources of liquidity without significant risk to capital.

The Company evaluates available-for-sale debt securities in unrealized loss positions at each measurement date to determine whether the decline in the fair value below the amortized cost basis (impairment) is due to credit-related factors or noncredit-related factors. Any impairment that is not credit related is recognized in other comprehensive income, net of applicable taxes. Credit-related impairment is recognized as an ACL on the balance sheet, limited to the amount by which the amortized cost basis exceeds the fair value, with a corresponding adjustment to earnings via credit loss expense.

The Company determined that at March 31, 2020, all impaired available-for-sale debt securities experienced a decline in fair value below the amortized cost basis due to noncredit-related factors. In addition, the Company does not intend to sell other-than-temporarily impaired investment securities that are in an unrealized loss position until recovery of unrealized losses (which may be until maturity), and it is not more-likely-than not that the Company will be required to sell the investment securities, before recovery of their amortized cost basis, which may be at maturity. Therefore, the Company carried no ACL at March 31, 2020 and there was no credit loss expense recognized by the Company with respect to the securities portfolio during the three months ended March 31, 2020.

Loans and Leases
Loans and leases as of the end of the first quarter and prior year-end periods were as follows:
	March 31, 2020			December 31, 2019
(In thousands)	Originated	Acquired	Total Loans and Leases	Originated	Acquired	Total Loans and Leases
Commercial and industrial
Agriculture	$95,385	$0	$95,385	$105,786	$0	$105,786
Commercial and industrial other	849,273	38,570	887,843	863,199	39,076	902,275
Subtotal commercial and industrial	944,658	38,570	983,228	968,985	39,076	1,008,061
Commercial real estate
Construction	167,139	1,311	168,450	212,302	1,335	213,637
Agriculture	186,870	191	187,061	184,701	197	184,898
Commercial real estate other	1,980,264	140,675	2,120,939	1,899,645	145,385	2,045,030
Subtotal commercial real estate	2,334,273	142,177	2,476,450	2,296,648	146,917	2,443,565
Residential real estate
Home equity	201,231	14,509	215,740	203,894	15,351	219,245
Mortgages	1,158,544	17,429	1,175,973	1,140,572	18,020	1,158,592
Subtotal residential real estate	1,359,775	31,938	1,391,713	1,344,466	33,371	1,377,837
Consumer and other
Indirect	11,871	0	11,871	12,964	0	12,964
Consumer and other	60,301	860	61,161	60,661	785	61,446
Subtotal consumer and other	72,172	860	73,032	73,625	785	74,410
Leases	17,046	0	17,046	17,322	0	17,322
Total loans and leases	4,727,924	213,545	4,941,469	4,701,046	220,149	4,921,195
Less: unearned income and deferred costs and fees	(3,647)	0	(3,647)	(3,645)	0	(3,645)
Total loans and leases, net of unearned income and deferred costs and fees	$4,724,277	$213,545	$4,937,822	$4,697,401	$220,149	$4,917,550

Total loans and leases of $4.9 billion at March 31, 2020 were up $20.3 million or 0.4% from December 31, 2019. Originated loan balances at March 31, 2020 were up $26.9 million or 0.6% from year-end 2019. As of March 31, 2020, total loans and leases represented 73.2% of total assets compared to 73.1% of total assets at December 31, 2019.

Residential real estate loans, including home equity loans were $1.4 billion at March 31, 2020, up $13.9 million or 1.0% compared to December 31, 2019, and comprised 28.2% of total loans and leases at March 31, 2020. Changes in residential loan balances are impacted by the Company’s decision to retain these loans or sell them in the secondary market due to interest rate considerations. The Company’s Asset/Liability Committee meets regularly and establishes standards for selling and retaining residential real estate mortgage originations.

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

During the first three months of 2020 and 2019, the Company retained the vast majority of residential mortgage loans originated, selling $4.1 million and $8.5 million, respectively, recognizing gains on these sales of $176,000 and $94,000, respectively. These residential real estate loans were sold without recourse in accordance with standard secondary market loan sale agreements. When residential mortgage loans are sold, the Company typically retains all servicing rights, which provides the Company with a source of fee income. Mortgage servicing rights totaled $813,000 at March 31, 2020 and $805,000 at December 31, 2019.

Commercial real estate loans and commercial and industrial loans totaled $2.5 billion and $1.0 billion, respectively, and represented 50.2% and 19.9%, respectively of total loans as of March 31, 2020. The commercial real estate portfolio was up 1.3% over year end 2019, while commercial and industrial loans were down 2.5%. As of March 31, 2020, agriculturally-related loans totaled $282.4 million or 5.7% of total loans and leases, compared to $290.7 million or 5.9% of total loans and leases at December 31, 2019. Agriculturally-related loans include loans to dairy farms and crop farms. Agriculturally-related loans are primarily made based on identified cash flows of the borrower with consideration given to underlying collateral, personal guarantees, and government related guarantees. Agriculturally-related loans are generally secured by the assets or property being financed or other business assets such as accounts receivable, livestock, equipment or commodities/crops.

The Company has adopted comprehensive lending policies, underwriting standards and loan review procedures. Management reviews these policies and procedures on a regular basis. The Company discussed its lending policies and underwriting guidelines for its various lending portfolios in Note 4 – “Loans and Leases” in the Notes to Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. There have been no significant changes in these policies and guidelines since the date of that report. Therefore, both new originations as well as those balances held at March 31, 2020, reflect these policies and guidelines. The Company’s Board of Directors approves the lending policies at least annually. The Company recognizes that exceptions to policy guidelines may occasionally occur and has established procedures for approving exceptions to these policy guidelines. Management has also implemented reporting systems to monitor loan originations, loan quality, concentrations of credit, loan delinquencies and nonperforming loans and potential problem loans.

The Company’s loan and lease customers are located primarily in the New York and Pennsylvania communities served by its four subsidiary banks. Although operating in numerous communities in New York State and Pennsylvania, the Company is still dependent on the general economic conditions of these states and the local economic conditions of the communities within those states in which the Company does business. The suspension of business activities in our market area has led to a significant increase in unemployment rates and has had a negative effect on our market area, and there is a great deal of uncertainty regarding how long those conditions will continue to exist. Because these developments commenced late in the first quarter of 2020, and because the public health effects of COVID-19 are generally expected to peak later this year in the communities in which we operate, the economic consequences of the pandemic on our market area generally and on the Company in particular are difficult to quantify.

Allowance for Credit Losses

During the first quarter of 2020, the Company adopted ASU No. 2016-13 - Financial Instruments - Credit Losses, also known as CECL. The below tables represents the allowance for credit losses calculated under the new accounting guidance as of March 31, 2020, and the prior period tables use the incurred loss methodology calculation used prior to adoption. The tables provide, as of the dates indicated, an allocation of the allowance for credit losses for inherent loan losses by type. The allocation is neither indicative of the specific amounts or the loan categories in which future charge-offs may occur, nor is it an indicator of future loss trends. The allocation of the allowance for credit losses to each category does not restrict the use of the allowance to absorb losses in any category.

(In thousands)	3/31/2020
Allowance for credit losses
Commercial and industrial	$11,665
Commercial real estate	22,446
Residential real estate	16,330
Consumer and other	1,883
Finance leases	80
Total	$52,404

(In thousands)	12/31/2019
Allowance for originated loans and leases
Commercial and industrial	$10,541
Commercial real estate	21,557
Residential real estate	6,360
Consumer and other	1,356
Total	$39,814

Allowance for acquired loans
Commercial and industrial	$0
Commercial real estate	51
Residential real estate	21
Consumer and other	6
Total	$78

As a result of the adoption of ASC 326, the Company recorded a net cumulative-effect adjustment reducing the allowance for credit losses by $2.5 million from $39.9 million at December 31, 2019, to $37.4 million at January 1, 2020. As of March 31, 2020, the total allowance for credit losses was $52.4 million. The $15.0 million increase in the allowance at March 31, 2020, compared to January 1, 2020 was mainly due to a $16.3 million increase in the provision expense driven by changes in economic conditions and forecasts related to the impact of COVID-19, including forecasts of significantly slower economic growth and higher unemployment. The Company had net charge-offs of $1.2 million in the first quarter of 2020, which included a write-down on one large credit in the commercial real estate portfolio.

Asset quality metrics remained favorable at March 31, 2020, with lower levels of nonperforming loans and leases than at December 31, 2019. Loans internally-classified Special Mention or Substandard were flat compared to December 31, 2019. Nonperforming loans and leases were down $742,000 or 2.4% from year end 2019 and represented 0.62% of total loans at March 31, 2020 compared to 0.64% at December 31, 2019. The allowance for credit losses covered 170.74% of nonperforming loans and leases as of March 31, 2020, compared to 126.90% at December 31, 2019.

The Company’s allowance for credit losses totaled $52.4 million at March 31, 2020, which represented 1.06% of total loans, up compared to 0.81% at December 31, 2019, and 0.84% at March 31, 2019.

Activity in the Company’s allowance for credit losses during the first three months of 2020 and 2019 is illustrated in the table below.

Analysis of the Allowance for Credit Losses
(In thousands)	3/31/2020	3/31/2019
Average loans outstanding during period	$4,914,035	$4,792,607
Allowance at December 31, 2019	39,892	43,410
Impact of adopting ASC 326	(2,534)	0
Balance of allowance at beginning of year	37,358	0
LOANS CHARGED-OFF:
Commercial and industrial	1	380
Commercial real estate	1,290	3,343
Residential real estate	2	18
Consumer and other	137	0
Finance leases	0	180
Total loans charged-off	$1,430	$3,921
RECOVERIES OF LOANS PREVIOUSLY CHARGED-OFF:
Commercial and industrial	16	59
Commercial real estate	18	7
Residential real estate	79	233
Consumer and other	69	95
Finance Leases	0	0
Total loans recoveries	$182	$394
Net loans charged-off	1,248	3,527
Additions to allowance for credit losses charged to operations	16,294	445
Balance of allowance at end of period	$52,404	$40,328
Allowance for credit losses as a percentage of total loans and leases	1.06%	0.84%
Annualized net charge-offs on loans to average total loans and leases during the period	0.10%	0.30%

Net loan and lease charge-offs for the quarter ended March 31, 2020 were $1.2 million compared to $3.5 million at March 31, 2019. The first quarter of 2020 included a write-down on one credit in the commercial real estate portfolio for $1.2 million, compared to the first quarter of 2019, which included a $3.1 million write-down on one credit, also in the commercial real estate portfolio.

The provision for credit losses was $16.3 million for the three months ended March 31, 2020, compared to $445,000 for the same period in 2019. The provision expense for credit losses is based upon the Company's quarterly evaluation of the appropriateness of the allowance for credit losses. The increase in the provision expense over March 31, 2019 is mainly a result of the economic forecasts and other model assumptions impacted by the current economic shut down related to the COVID-19 pandemic.

Analysis of Past Due and Nonperforming Loans
(In thousands)	3/31/2020	12/31/2019	3/31/2019
Loans 90 days past due and accruing
Commercial and industrial	$0	$0	$0
Consumer and other	0	0	0
Total loans 90 days past due and accruing	$0	$0	$0
Nonaccrual loans
Commercial and industrial	2,049	2,335	1,933
Commercial real estate	9,698	10,789	3,742
Residential real estate	11,544	10,882	11,833
Consumer and other	265	275	236
Total nonaccrual loans	$23,556	$24,281	$17,744
Troubled debt restructurings not included above	7,137	7,154	5,234
Total nonperforming loans and leases	$30,693	$31,435	$22,978
Other real estate owned	466	428	1,595
Total nonperforming assets	$31,159	$31,863	$24,573
Allowance as a percentage of nonperforming loans and leases	170.74%	126.90%	175.51%
Total nonperforming loans and leases as percentage of total loans and leases	0.62%	0.64%	0.48%
Total nonperforming assets as percentage of total assets	0.46%	0.47%	0.36%

1 The December 31, 2019, and March 31, 2019 columns in the above table exclude $794,000, and $1.2 million, respectively, of acquired loans that are 90 days past due and accruing interest.  At December 31, 2019 and March 31, 2019, purchased credit-impaired ("PCI") loans were excluded from past due and non-accrual loans reported because they continued to earn interest income from the accretable yield at the pool level. The PCI loan pools are accounted for as PCD loans (on a loan level basis with a related allowance for credit losses) under the CECL standard adopted at January 1, 2020 and reported in the past due loans and non-accrual loans in the table above at March 31, 2020.

Nonperforming assets include nonaccrual loans, troubled debt restructurings (“TDR”), and foreclosed real estate/other real estate owned. Total nonperforming assets of $31.2 million at March 31, 2020 were down $704,000 or 2.2% compared to December 31, 2019, and up $6.6 million or 26.8% compared to March 31, 2019. Nonperforming assets represented 0.46% of total assets at March 31, 2020, down from 0.47% at December 31, 2019, and up from 0.36% at March 31, 2019. The Company’s ratio of nonperforming assets to total assets continues to compare favorably to our peer group’s most recent ratio of 0.56% at December 31, 2019.

Loans are considered modified in a TDR when, due to a borrower’s financial difficulties, the Company makes a concession(s) to the borrower that it would not otherwise consider and the borrower could not obtain elsewhere. These modifications may include, among others, an extension of the term of the loan, and granting a period when interest-only payments can be made, with the principal payments made over the remaining term of the loan or at maturity. TDRs are included in the above table within the following categories: “loans 90 days past due and accruing”, “nonaccrual loans”, or “troubled debt restructurings not included above”. Loans in the latter category include loans that meet the definition of a TDR but are performing in accordance with the modified terms and therefore classified as accruing loans. At March 31, 2020, the Company had $8.2 million in TDRs, and of that total $1.1 million were reported as nonaccrual and $7.1 million were considered performing and included in the table above.

For customers affected by COVID-19, the Company implemented a loan payment deferral program to assist both consumer and business borrowers that may be experiencing financial hardship due to COVID-19. The current program allows for deferral of payments of principal and interest for up to 90 days and customers will be able to request a payment deferral through the middle of May 2020; in certain cases and/or where required by applicable law or regulation, we will permit additional deferrals or other accommodation. The provisions of the CARES Act and recently issued interagency guidance issued by Federal banking regulators provided guidance and clarification related to modifications and deferral programs to assist borrowers who are negatively impacted by the COVID-19 national emergency. The guidance and clarifications detail certain provisions whereby banks are permitted to make deferrals and modifications to the terms of a loan which would not require the loan to be reported as a troubled debt restructuring. In accordance with the CARES Act and the interagency guidance, the Company elected to adopt the provisions to not report eligible loan modifications as troubled debt restructurings.”

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

The ratio of the allowance to nonperforming loans and leases (loans past due 90 days and accruing, nonaccrual loans and restructured troubled debt) was 170.74% at March 31, 2020, compared to 126.90% at December 31, 2019, and 175.51% at March 31, 2019. The Company’s nonperforming loans and leases are mostly made up of collateral dependent impaired loans with limited exposure or loans that require limited specific reserve due to the level of collateral available with respect to these loans and/or previous charge-offs.

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

The Company, through its internal loan review function, identified 32 commercial relationships from the originated portfolio and 5 commercial relationships from the acquired portfolio totaling $38.9 million and $469,000, respectively at March 31, 2020 that were potential problem loans. At December 31, 2019, the Company had identified 34 relationships totaling $42.6 million in the originated portfolio and 7 relationships totaling $1.4 million in the acquired portfolio that were potential problem loans. Of the 32 commercial relationships in the originated portfolio at March 31, 2020 that were Substandard, there were 12 relationships that equaled or exceeded $1.0 million, which in aggregate totaled $34.7 million, the largest of which was $8.7 million. Of the 5 commercial relationships from the acquired loan portfolio at March 31, 2020 that were Substandard, there were no relationships that equaled or exceeded $1.0 million. The Company continues to monitor these potential problem relationships; however, management cannot predict the extent to which continued weak economic conditions or other factors may further impact borrowers. These loans remain in a performing status due to a variety of factors, including payment history, the value of collateral supporting the credits, and personal or government guarantees. These factors, when considered in the aggregate, give management reason to believe that the current risk exposure on these loans does not warrant accounting for these loans as nonperforming. However, these loans do exhibit certain risk factors, which have the potential to cause them to become nonperforming. Accordingly, management’s attention is focused on these credits, which are reviewed on at least a quarterly basis.

Capital

Total equity was $682.6 million at March 31, 2020, an increase of $19.5 million or 3.0% from December 31, 2019. The increase reflects a decline in accumulated other comprehensive losses partially offset by a decrease in additional paid-in capital.

Additional paid-in capital declined from $338.5 million at December 31, 2019, to $333.7 million at March 31, 2020. The decrease was primarily attributable to a $5.6 million aggregate purchase price related to the Company's repurchase and retirement of 71,288 shares of its common stock during the first quarter of 2020 pursuant to its publicly announced stock repurchase plan and $1.2 million related to stock based compensation, partially offset by $0.2 million related to the exercise of stock options and $0.2 million related to the Company's director deferred compensation plan. Retained earnings increased by $1.8 million from $370.5 million at December 31, 2019, to $372.3 million at March 31, 2020, reflecting net income of $8.0 million less dividends paid of $7.8 million and the net cumulative effect adjustment related to the adoption of ASU 2016-13 of $1.7 million. Accumulated other comprehensive loss decreased from a net loss of $43.6 million at December 31, 2019, to a net loss of $21.3 million at March 31, 2020, reflecting a $21.8 million increase in unrealized gains on available-for-sale debt securities due to changes in market rates coupled with a $0.5 million decrease related to post-retirement benefit plans.

In connection with the effectiveness of the Basel III Capital Rules on January 1, 2015, the Company elected to opt-out of the requirement to include most components of other comprehensive income in regulatory capital. Accordingly, amounts reported as accumulated other comprehensive income/loss related to net unrealized gain or loss on available-for-sale debt securities and the funded status of the Company’s defined benefit post-retirement benefit plans do not increase or reduce regulatory capital and are not included in the calculation of risk-based capital and leverage ratios.

Cash dividends paid in the first three months of 2020 totaled approximately $7.8 million or $0.52 per common share, representing 98.0% of year to date 2020 earnings through March 31, 2020, and were up 4.0% over cash dividends of $7.7 million or $0.50 per common share paid in the first three months of 2019.

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

The following table provides a summary of the Company’s capital ratios as of March 31, 2020.

REGULATORY CAPITAL ANALYSIS
March 31, 2020	Actual		Minimum Capital Required - Basel III Fully Phased-In		Well Capitalized Requirement
(dollar amounts in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk weighted assets)	$677,746	13.62%	$522,370	10.50%	$497,495	10.00%
Tier 1 Capital (to risk weighted assets)	624,220	12.55%	422,871	8.50%	397,996	8.00%
Tier 1 Common Equity (to risk weighted assets)	607,142	12.20%	348,246	7.00%	323,372	6.50%
Tier 1 Capital (to average assets)	624,220	9.53%	262,070	4.00%	327,587	5.00%

As of March 31, 2020, the Company’s capital ratios exceeded the minimum required capital ratios plus the fully phased-in capital conservation buffer, and the minimum required capital ratios for well capitalized institutions. The capital levels required to be considered well capitalized, presented in the above table, are based upon prompt corrective action regulations, as amended to reflect the changes under Basel III Capital Rules.

Total capital as a percent of risk weighted assets increased to 13.6% at March 31, 2020, compared with 13.5% as of December 31, 2019. Tier 1 capital as a percent of risk weighted assets decreased from 12.7% at the end of 2019 to 12.6% as of March 31, 2020. Tier 1 capital as a percent of average assets was 9.5% at March 31, 2020, which is down from 9.6% at December 31, 2019. Common equity tier 1 capital was 12.2% at the end of the first quarter of 2020, down from 12.3% at the end of 2019.

As of March 31, 2020, the capital ratios for the Company’s subsidiary banks also exceeded the minimum required capital ratios plus the required conservation buffer, the minimum required capital ratios plus the fully phased-in capital conservation buffer, and the minimum required capital ratios for well capitalized institutions.

In the first quarter of 2020, U.S. Federal regulatory authorities issued an interim final rule that provides banking organizations that adopt CECL during the 2020 calendar year with the option to delay for two years the estimated impact of CECL on regulatory capital relative to regulatory capital determined under the prior incurred loss methodology, followed by a three-year transition period to phase out the aggregate amount of the capital benefit provided during the initial two-year delay (i.e., a five-year transition in total). In connection with our adoption of CECL on January 1, 2020, we have elected to utilize the five-year CECL transition.

Deposits and Other Liabilities

Total deposits of $5.4 billion at March 31, 2020 were up $196.4 million or 3.8% from December 31, 2019. The increase from year-end was primarily in checking, money market and savings balances, which collectively were up $193.1 million or 6.3% from year end 2019. The majority of the increase was in municipal money market deposit balances. Noninterest bearing deposits and time deposits were down $30.6 million or 2.1% and up $33.9 million or 5.0%, respectively, from year-end 2019.

The most significant source of funding for the Company is core deposits. The Company defines core deposits as total deposits less time deposits of $250,000 or more, brokered deposits and municipal money market deposits and reciprocal deposit relationships with municipalities. Core deposits were up by $38.8 million or 0.90% from year-end 2019, to $4.3 billion at March 31, 2020. Core deposits represented 80.0% of total deposits at March 31, 2020, compared to 82.3% of total deposits at December 31, 2019.

The Company uses both retail and wholesale repurchase agreements. Retail repurchase agreements are arrangements with local customers of the Company, in which the Company agrees to sell securities to the customer with an agreement to repurchase those securities at a specified later date. Retail repurchase agreements totaled $69.0 million at March 31, 2020, and $60.3 million at December 31, 2019. Management generally views local repurchase agreements as an alternative to large time deposits.

The Company’s other borrowings totaled $458.0 million at March 31, 2020, down $200.1 million or 30.4% from $658.1 million at December 31, 2019. Borrowings decreased primarily due to seasonal deposit growth from year-end 2019. Borrowings at March 31, 2020 included $29.0 million in FHLB overnight advances, $415.0 million of FHLB term advances, and a $14.0 million advance from a bank. Borrowings at year-end 2019 included $239.1 million in overnight advances from FHLB, $415.0 million of FHLB term advances, and a $4.0 million advance from a bank. Of the $415.0 million in FHLB term advances at March 31, 2020, $265.0 million is due in over one year.

Liquidity

As of March 31, 2020, the Company had not experienced any significant impact to our liquidity or funding capabilities as a result of the COVID-19 pandemic. The Company is participating in the PPP under the CARES Act. The Federal Reserve Bank has provided a lending facility that may be used by banks to obtain funding specifically for PPP loans. PPP loans would be pledged as collateral on any of the Bank's borrowings under the Federal Reserve Bank's PPP lending facility. In April 2020, the Company had an increase in deposits and actively increased liquid assets to further strengthen the Company's position so that the Company can continue to serve our customers during these uncertain times. The Company has a long-standing liquidity plan in place that is designed to ensure that appropriate liquidity resources are available to fund the balance sheet. Additionally, given the uncertainties related to the impact of the COVID-19 crisis on liquidity, the Company has confirmed the availability of funds at the FHLB of NY and FHLB of Pittsburgh, completed actions required to activate participation in the Federal Reserve Bank PPP lending facility, and confirmed availability of Federal Fund lines with correspondent bank partners.

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

Core deposits, discussed above under “Deposits and Other Liabilities”, are a primary and low cost funding source obtained primarily through the Company’s branch network. In addition to core deposits, the Company uses non-core funding sources to support asset growth. These non-core funding sources include time deposits of $250,000 or more, brokered deposits, municipal money market deposits, reciprocal deposits, bank borrowings, securities sold under agreements to repurchase, overnight and term advances from the FHLB and other funding sources. Rates and terms are the primary determinants of the mix of these funding sources. Non-core funding sources of $1.6 billion at March 31, 2020 decreased $33.8 million or 2.1% as compared to year end 2019. The decrease in non-core funding sources reflects mainly a decrease in overnight borrowings with the FHLB compared to year-end 2019. Non-core funding sources, as a percentage of total liabilities, were 26.5% at March 31, 2020, compared to 27.1% at December 31, 2019.

Non-core funding sources may require securities to be pledged against the underlying liability. Securities carried at $1.1 billion at March 31, 2020 and at $1.2 billion at December 31, 2019, were either pledged or sold under agreements to repurchase. Pledged securities represented 81.2% of total securities at March 31, 2020, compared to 89.7% of total securities at December 31, 2019.

Cash and cash equivalents totaled $115.3 million as of March 31, 2020 which decreased from $138.0 million at December 31, 2019. Short-term investments, consisting of securities due in one year or less, decreased from $108.1 million at December 31, 2019, to $64.0 million at March 31, 2020.

Cash flow from the loan and investment portfolios provides a significant source of liquidity. These assets may have stated maturities in excess of one year, but have monthly principal reductions. Total mortgage-backed securities, at fair value, were $932.5 million at March 31, 2020 compared with $824.0 million at December 31, 2019. Outstanding principal balances of residential mortgage loans, consumer loans, and leases totaled approximately $1.5 billion at March 31, 2020, down $12.2 million or 0.8% compared with year end 2019. Aggregate amortization from monthly payments on these assets provides significant additional cash flow to the Company.

The Company's liquidity is enhanced by ready access to national and regional wholesale funding sources including Federal funds purchased, repurchase agreements, brokered deposits, and FHLB advances. Through its subsidiary banks, the Company has borrowing relationships with the FHLB and correspondent banks, which provide secured and unsecured borrowing capacity. At March 31, 2020, the unused borrowing capacity on established lines with the FHLB was $1.5 billion.

As members of the FHLB, the Company’s subsidiary banks can use certain unencumbered mortgage-related assets and securities to secure additional borrowings from the FHLB. At March 31, 2020, total unencumbered residential mortgage loans and securities were $1.0 billion. Additional assets may also qualify as collateral for FHLB advances upon approval of the FHLB.

Newly Adopted Accounting Standards

ASU No. 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” ASU 2016-13 requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts and requires enhanced disclosures related to the significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an organization’s portfolio. In addition, ASU 2016-13 amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. ASU 2016-13 was effective for the Company on January 1, 2020. Upon adoption, a cumulative effect adjustment for the change in the allowance for credit losses was recognized in retained earnings.  The cumulative-effect adjustment to retained earnings, net of taxes, is comprised of the impact to the allowance for credit losses on outstanding loans and leases and the impact to the liability for off-balance sheet commitments. The Company adopted ASU 2016-13 on January 1, 2020 using the modified retrospective approach. Results for the periods beginning after January 1, 2020 are presented under Accounting Standards Codification (“ASC”) 326, while prior period amounts continue to be reported in accordance with previously applicable US GAAP. The Company recorded a net increase of retained earnings of $1.7 million, upon adoption. The transition adjustment includes a decrease in the allowance for credit losses on loans of $2.5 million, and an increase in the allowance for credit losses on off-balance sheet credit exposures of $0.4 million, net of the corresponding decrease in deferred tax assets of $0.4 million.

The Company adopted ASU 2016-13 using the prospective transition approach for financial assets purchased with credit deterioration (“PCD”) that were previously classified as purchased credit impaired (“PCI”) and accounted for under ASC 310-30. In accordance with the standard, the Company did not reassess whether PCI assets met the criteria of PCD assets as of the date of adoption. The remaining discount on the PCD assets was determined to be related to noncredit factors and will be accreted into interest income on a level-yield method over the life of the loans.

ASU 2017-04, “Intangibles - Goodwill and Other (Topic 350) - Simplifying the Test for Goodwill Impairment.” ASU 2017-04 eliminates Step 2 from the goodwill impairment test which required entities to compute the implied fair value of goodwill. Under ASU 2017-04, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. ASU 2017-04 was effective for the Company on January 1, 2020 and did not have a material impact on our consolidated financial statements.

ASU 2018-13, “Fair Value Measurement (Topic 820) - Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement.” ASU 2018-13 modifies the disclosure requirements on fair value measurements in Topic 820. The amendments in this update remove disclosures that no longer are considered cost beneficial, modify/clarify the specific requirements of certain disclosures, and add disclosure requirements identified as relevant. ASU 2018-13 was effective for the Company on January 1, 2020, and did not have a significant impact on our consolidated financial statements.

ASU 2018-15, “Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40) - Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract.” ASU 2018-15 clarifies certain aspects of ASU 2015-05, “Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement,” which was issued in April 2015. Specifically, ASU 2018-15 aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). ASU 2018-15 does not affect the accounting for the service element of a hosting arrangement that is a service contract. ASU 2018-15 was effective for the Company on January 1, 2020, and did not have a significant impact on our consolidated financial statements.

Accounting Standards Pending Adoption

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

ASU 2020-03 "Codification Improvements to Financial Instruments." ASU 2020-03 revised a wide variety of topics in the Codification with the intent to make the Codification easier to understand and apply by eliminating inconsistencies and providing clarifications. ASU 2020-03 was effective immediately upon its release in March 2020 and did not have a significant impact on our consolidated financial statements.

ASU No. 2020-04, "Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting." The amendments in this update provide optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. It provides optional expedients and exceptions for applying generally accepted accounting principles to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments in this update are effective for all entities as of March 12, 2020 through December 31, 2022. Tompkins is currently evaluating the potential impact of ASU 2020-04 on our consolidated financial statements.

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

The Company’s Board of Directors has set a policy that interest rate risk exposure will remain within a range whereby net interest income will not decline by more than 10% in one year as a result of a 100 basis point parallel change in rates. Based upon the simulation analysis performed as of February 29, 2020, a 200 basis point parallel upward change in interest rates over a one-year time frame would result in a one-year decrease in net interest income from the base case of approximately 3.6%, while a 100 basis point parallel decline in interest rates over a one-year period would result in an increase in one-year net interest income from the base case of 1.6%. The simulation assumes no balance sheet growth and no management action to address balance sheet mismatches.

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

In the down 100 rate scenario increases net interest income slightly in the first year as a result of the Company's assets repricing downward to a lesser degree than the rates on the Company's interest-bearing liabilities, mainly deposits and overnight borrowings. Rates on savings and money market accounts have moved up from the historically low levels, allowing for some interest rate relief in the first year of a declining rate scenario. In addition, the model assumes that prepayments accelerate in the down interest rate environment resulting in additional pressure on asset yields as proceeds are reinvested at lower rates.

The most recent simulation of a base case scenario, which assumes interest rates remain unchanged from the date of the simulation, reflects a net interest margin that is declining slightly over the next 12 to 18 months.

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

In addition to the simulation analysis, management uses an interest rate gap measure. The table below is a Condensed Static Gap Report, which illustrates the anticipated repricing intervals of assets and liabilities as of March 31, 2020. The Company’s one-year net interest rate gap was a negative $117.4 million or 1.74% of total assets at March 31, 2020, compared with a negative $173.6 million or 2.58% of total assets at December 31, 2019. A negative gap position exists when the amount of interest-bearing liabilities maturing or repricing exceeds the amount of interest-earning assets maturing or repricing within a particular time period. This analysis suggests that the Company’s net interest income is moderately more vulnerable to an increasing rate environment than it is to a prolonged declining interest rate environment. An interest rate gap measure could be significantly affected by external factors such as a rise or decline in interest rates, loan or securities prepayments, and deposit withdrawals.

Condensed Static Gap - March 31, 2020			Repricing Interval
(In thousands)	Total	0-3 months	3-6 months	6-12 months	Cumulative 12 months

Interest-earning assets[1]	$6,284,715	$1,223,201	$367,865	$661,051	$2,252,117
Interest-bearing liabilities	4,526,801	1,944,740	200,208	224,563	2,369,511
Net gap position		(721,539)	167,657	436,488	(117,394)
Net gap position as a percentage of total assets		(10.70)%	2.49%	6.47%	(1.74)%
 1 Balances of available securities are shown at amortized cost

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2020.

Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this Report on Form 10-Q, the Company’s disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting
The Company adopted ASU No. 2016-13, "Financial Instruments: Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments" on January 1, 2020. The Company implemented new controls and modified existing controls as part of the adoption. The new controls were implemented to account for the additional complexity of the expected credit loss model, review of economic forecasts, and other assumptions used in the estimation of the model. There were no other changes in the Company's internal control over financial reporting that occurred during the quarter ended March 31, 2020, that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

The Company is subject to various claims and legal actions that arise in the ordinary course of conducting business. As of March 31, 2020, management, after consultation with legal counsel, does not anticipate that the aggregate ultimate liability arising out of litigation pending or threatened against the Company or its subsidiaries will be material to the Company's consolidated financial position. On at least a quarterly basis, the Company assesses its liabilities and contingencies in connection with such legal proceedings. Although the Company does not believe that the outcome of pending litigation will be material to the Company's consolidated financial position, it cannot rule out the possibility that such outcomes will be material to the consolidated results of operations for a particular reporting period in the future.

Item 1A. Risk Factors

Except as set forth below, there have been no material changes in the risk factors previously disclosed under Item 1A. of the Company’s Annual Report on Form 10-K, for the fiscal year ended December 31, 2019:

The economic impact of the novel COVID-19 outbreak has had, and likely will continue to have, a material adverse effect on our business, financial condition, liquidity, and results of operations.

In December 2019, a novel coronavirus (COVID-19) was reported in China, and, in March 2020, the World Health Organization declared it a pandemic. On March 12, 2020, the President of the United States declared the COVID-19 outbreak in the United States a national emergency. The COVID-19 pandemic has caused significant economic dislocation in the United States as many state and local governments have ordered non-essential businesses to close and residents to shelter in place at home. The extent to which COVID-19 and measures taken in response thereto impact our business, results of operations and financial condition will depend on future developments, which are highly uncertain and are difficult to predict. COVID-19 has had and is likely to continue to have a material adverse impact on our results of operations and financial condition. Moreover, COVID-19 is likely to heighten or make more likely to occur many of our known risks, which are previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

The COVID-19 pandemic, and the actions taken by federal, state and local authorities in response thereto, have resulted, and will likely continue to result in, an unprecedented slow-down in economic activity, including the following:

•	A dramatic increase in unemployment, including more than 30 million people in the U.S. filing claims for unemployment since the start of the COVID-19 outbreak.

•	Stock markets generally, and bank stocks in particular, have significantly declined in value.

•	The Federal Reserve Board has reduced the benchmark fed funds rate to a target range of 0% to 0.25%, and the yields on 10 and 30-year treasury notes have declined to historic lows.

•
Various state governments and federal agencies are requiring lenders to provide forbearance and other relief to borrowers (e.g., waiving late payment and other fees). The federal banking agencies have recently issued guidance providing relief from reporting loan classifications due to modifications related to the COVID-19 outbreak.

Certain industries have been particularly hard-hit, including the travel and hospitality industry, the restaurant industry and the retail industry. Finally, the spread of the coronavirus has caused us to modify our business practices, including employee travel, employee work locations, and cancellation of physical participation in meetings, events and conferences. we may take further actions as may be required by government authorities or that we determine are in the best interest of our employees, customers and business partners.
As a result of the COVID-19 pandemic and the elated adverse local and national economic consequences, we could be subject to any of the following risks, any of which could have a material, adverse effect on our business, financial condition, liquidity, and results of operations:

•	demand for our products and services may decline, making it difficult to grow assets and income;

•
if the economy is unable to substantially reopen, and high levels of unemployment continue for an extended period of time, loan delinquencies, problem assets, and foreclosures may increase, resulting in increased charges and reduced income;

•	collateral for loans, especially real estate, may decline in value, which could cause credit losses to increase;

•	we may face a decline in the value of our goodwill and other intangible assets;

•	our allowance for credit losses may have to be increased if borrowers experience financial difficulties beyond forbearance periods, which will adversely affect our net income;

•	the net worth and liquidity of loan guarantors may decline, impairing their ability to honor commitments to us;

•
the decline in the Federal Reserve Board’s target federal funds rate may cause the yield on our assets to decline to a greater extent than the decline in our cost of interest-bearing liabilities, reducing our net interest margin and spread and thereby reducing our net income;

•	a material decrease in net income or a net loss over several quarters could result in a further decrease in the rate of our quarterly cash dividend;

•	our wealth management and trust revenues may decline with continuing market turmoil;

•
a prolonged weakness in economic conditions resulting in a reduction of future projected earnings could result in our recording a valuation allowance against our current outstanding deferred tax assets;

•	our cybersecurity and fraud risks may increase due to our transition to a remote work environment;

•	the unavailability of a third party vendor, whom we rely on for certain services, could cause a lapse in a critical service; and

•	Federal Deposit Insurance Corporation premiums may increase if the agency experiences additional resolution costs.

Moreover, our future success and profitability substantially depends on the management skills of our executive officers and directors, many of whom have held officer and director positions with us for many years. The unanticipated loss or unavailability of key employees due to the outbreak could harm our ability to operate our business or execute our business strategy. We may not be successful in finding and integrating suitable successors in the event of key employee loss or unavailability.

Given the ongoing and dynamic nature of the circumstances, it is difficult to predict the full impact of the COVID-19 outbreak on our business. The extent of such impact will depend on future developments, which are highly uncertain, including the scope and duration of the pandemic and the successfulness of efforts to abate it; the continued effectiveness of our business continuity plan; the direct and indirect impact of the pandemic on our employees, customers, clients, counterparties and service providers, as well as other market participants; and actions taken by governmental authorities and other third parties in response to the pandemic, including when, how and to what extent the economy may be reopened.

Any one or a combination of the factors identified above could negatively impact our business, financial condition and results of operations and prospects.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
	(a)	(b)	(c)	(d)
January 1, 2020 through January 31, 2020	1,260	$90.50	0	400,000
February 1, 2020 through February 29, 2020	31,163	78.21	30,650	369,350
March 1, 2020 through March 31, 2020	40,638	74.68	40,638	328,712
Total	73,061	$76.46	71,288	328,712

Included above are 1,260 shares purchased in January 2020, at an average cost of $90.50, and 486 shares purchased in February 2020, at an average cost of $87.41, by the trustee of the rabbi trust established by the Company under the Company’s Stock Retainer Plan For Eligible Directors of Tompkins Financial Corporation and Participating Subsidiaries, which were part of the director deferred compensation under that plan.  In addition, the table includes 27 shares delivered to the Company in February 2020 at an average cost of $88.10 to satisfy mandatory tax withholding requirements upon vesting of restricted stock under the Company's 2009 Equity Plan.

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

On January 30, 2020, the Company’s Board of Directors authorized a share repurchase plan (the “2020 Repurchase Plan”) for the repurchase of up to 400,000 shares of the Company’s common stock over the 24 months following adoption of the plan. As with the 2018 Repurchase Plan, shares may be repurchased from time to time under the 2020 Repurchase Plan in open market transactions at prevailing market prices, in privately negotiated transactions, or by other means in accordance with federal securities laws, and the repurchase program may be suspended, modified or terminated by the Board of Directors at any time for any reason. Under the 2020 Repurchase Plan, the Company repurchased 71,288 shares through March 31, 2020, at an average cost of $76.13. On March 19, 2020, following the announcement of the national emergency related to the COVID-19 pandemic, the Company suspended the purchase of shares under the Company's share repurchase program.

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

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, formatted in XBRL (eXtensible Business Reporting Language):  (i) Condensed Consolidated Statements of Condition as of March 31, 2020 and December 31, 2019; (ii) Condensed Consolidated Statements of Income for the three months ended March 31, 2020 and 2019; (iii) Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2020 and 2019; (iv) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2020 and 2019; (v) Condensed Consolidated Statements of Changes in Shareholders’ Equity for the three months ended March 31, 2020 and 2019; and (vi) Notes to Unaudited Condensed Consolidated Financial Statements.

** Attached as Exhibit 101 to this report are the following formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Condition as of March 31, 2020 and December 31, 2019; (ii) Condensed Consolidated Statements of Income for the three months ended March 31, 2020 and 2019; (iii) Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2020 and 2019; (iv) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2020 and 2019; (v) Condensed Consolidated Statements of Changes in Shareholders' Equity for the three months ended March 31, 2020 and 2019; and (vi) Notes to Unaudited Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	May 11, 2020

TOMPKINS FINANCIAL CORPORATION

By:	/s/ Stephen S. Romaine
Stephen S. Romaine
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Francis M. Fetsko
Francis M. Fetsko
Executive Vice President, Chief Financial Officer, and Chief Operating Officer
(Principal Financial Officer)
(Principal Accounting Officer)