Form 10-Q
period 2020-06-30
TOMPKINS FINANCIAL CORP
filed 2020-08-10
CIK 1005817

United States
Securities and Exchange Commission
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

Indicate the number of shares of the Registrant's Common Stock outstanding as of the latest practicable date: 14,917,458 shares as of August 3, 2020.

TOMPKINS FINANCIAL CORPORATION

FORM 10-Q

TOMPKINS FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CONDITION

(In thousands, except share and per share data) (Unaudited)	As of	As of
ASSETS	06/30/2020	12/31/2019
	(unaudited)	(audited)
Cash and noninterest bearing balances due from banks	$18,966	$136,010
Interest bearing balances due from banks	460,160	1,972
Cash and Cash Equivalents	479,126	137,982

Available-for-sale debt securities, at fair value (amortized cost of $1,301,271 at June 30, 2020 and $1,293,239 at December 31, 2019)	1,335,153	1,298,587
Equity securities, at fair value (amortized cost $934 at June 30, 2020 and $915 at December 31, 2019)	934	915
Total loans and leases, net of unearned income and deferred costs and fees	5,424,285	4,917,550
Less: Allowance for credit losses	52,082	39,892
Net Loans and Leases	5,372,203	4,877,658

Federal Home Loan Bank and other stock	19,044	33,695
Bank premises and equipment, net	89,934	94,355
Corporate owned life insurance	83,606	82,961
Goodwill	92,447	92,447
Other intangible assets, net	5,500	6,223
Accrued interest and other assets	104,109	100,800
Total Assets	$7,582,056	$6,725,623
LIABILITIES
Deposits:
Interest bearing:
Checking, savings and money market	3,759,478	3,080,686
Time	699,166	675,014
Noninterest bearing	1,918,877	1,457,221
Total Deposits	6,377,521	5,212,921

Federal funds purchased and securities sold under agreements to repurchase	50,889	60,346
Other borrowings	325,000	658,100
Trust preferred debentures	17,120	17,035
Other liabilities	113,497	114,167
Total Liabilities	$6,884,027	$6,062,569
EQUITY
Tompkins Financial Corporation shareholders' equity:
Common Stock - par value $0.10 per share: Authorized 25,000,000 shares; Issued: 14,950,368 at June 30, 2020; and 15,014,499 at December 31, 2019	1,495	1,501
Additional paid-in capital	335,268	338,507
Retained earnings	386,025	370,477
Accumulated other comprehensive loss	(21,048)	(43,564)
Treasury stock, at cost – 119,092 shares at June 30, 2020, and 123,956 shares at December 31, 2019	(5,187)	(5,279)
Total Tompkins Financial Corporation Shareholders’ Equity	696,553	661,642

Noncontrolling interests	1,476	1,412
Total Equity	$698,029	$663,054
Total Liabilities and Equity	$7,582,056	$6,725,623

See notes to unaudited condensed consolidated financial statements.

TOMPKINS FINANCIAL CORPORATION
 CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Six Months Ended
(In thousands, except per share data) (Unaudited)	06/30/2020	06/30/2019	06/30/2020	06/30/2019
INTEREST AND DIVIDEND INCOME
Loans	$56,133	$56,740	$111,747	$112,064
Due from banks	1	10	7	20
Available-for-sale debt securities	6,922	7,686	14,066	15,544
Held-to-maturity securities	0	863	0	1,721
Federal Home Loan Bank and other stock	389	794	824	1,672
Total Interest and Dividend Income	63,445	66,093	126,644	131,021
INTEREST EXPENSE
Time certificates of deposits of $250,000 or more	860	774	1,703	1,360
Other deposits	3,917	6,816	10,272	12,827
Federal funds purchased and securities sold under agreements to repurchase	21	33	57	77
Trust preferred debentures	253	327	542	656
Other borrowings	2,028	5,825	4,735	11,869
Total Interest Expense	7,079	13,775	17,309	26,789
Net Interest Income	56,366	52,318	109,335	104,232
Less: Provision (credit) for credit loss expense	(348)	601	15,946	1,046
Net Interest Income After Provision for Credit Loss Expense	56,714	51,717	93,389	103,186
NONINTEREST INCOME
Insurance commissions and fees	7,255	7,752	15,300	15,797
Investment services income	3,920	3,907	8,122	7,991
Service charges on deposit accounts	1,248	2,021	3,231	4,019
Card services income	2,283	2,750	4,466	5,540
Other income	2,466	1,806	4,570	4,284
Net gain on securities transactions	5	284	448	296
Total Noninterest Income	17,177	18,520	36,137	37,927
NONINTEREST EXPENSE
Salaries and wages	23,037	22,088	45,531	43,189
Other employee benefits	5,886	5,662	11,570	11,273
Net occupancy expense of premises	3,040	3,258	6,368	6,859
Furniture and fixture expense	1,888	1,996	3,873	3,975
Amortization of intangible assets	375	418	749	830
Other operating expense	12,662	12,648	24,537	24,153
Total Noninterest Expenses	46,888	46,070	92,628	90,279
Income Before Income Tax Expense	27,003	24,167	36,898	50,834
Income Tax Expense	5,540	4,743	7,449	10,338
Net Income Attributable to Noncontrolling Interests and Tompkins Financial Corporation	21,463	19,424	29,449	40,496
Less: Net Income Attributable to Noncontrolling Interests	32	32	69	64
Net Income Attributable to Tompkins Financial Corporation	$21,431	$19,392	$29,380	$40,432
Basic Earnings Per Share	$1.44	$1.27	$1.97	$2.64
Diluted Earnings Per Share	$1.44	$1.27	$1.97	$2.63

See notes to unaudited condensed consolidated financial statements.

TOMPKINS FINANCIAL CORPORATION
 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended
(In thousands) (Unaudited)	06/30/2020	06/30/2019
Net income attributable to noncontrolling interests and Tompkins Financial Corporation	$21,463	$19,424
Other comprehensive income, net of tax:

Available-for-sale debt securities:
Change in net unrealized gain/(loss) during the period	(257)	10,676
Reclassification adjustment for net realized gain on sale of available-for-sale debt securities included in net income	0	(204)

Employee benefit plans:
Amortization of net retirement plan actuarial loss	439	302
Amortization of net retirement plan prior service cost	41	2

Other comprehensive income	223	10,776

Subtotal comprehensive income attributable to noncontrolling interests and Tompkins Financial Corporation	21,686	30,200
Less: Net income attributable to noncontrolling interests	(32)	(32)
Total comprehensive income attributable to Tompkins Financial Corporation	$21,654	$30,168

	Six Months Ended
(In thousands) (Unaudited)	06/30/2020	06/30/2019
Net income attributable to noncontrolling interests and Tompkins Financial Corporation	$29,449	$40,496
Other comprehensive income, net of tax:

Available-for-sale debt securities:
Change in net unrealized gain/loss during the period	21,866	22,570
Reclassification adjustment for net realized gain on sale of available-for-sale debt securities included in net income	(324)	(204)

Employee benefit plans:
Amortization of net retirement plan actuarial loss	893	620
Amortization of net retirement plan prior service cost	81	5

Other comprehensive income	22,516	22,991

Subtotal comprehensive income attributable to noncontrolling interests and Tompkins Financial Corporation	51,965	63,487
Less: Net income attributable to noncontrolling interests	(69)	(64)
Total comprehensive income attributable to Tompkins Financial Corporation	$51,896	$63,423

See notes to unaudited condensed consolidated financial statements.

TOMPKINS FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
(In thousands) (Unaudited)	06/30/2020	06/30/2019
OPERATING ACTIVITIES
Net income attributable to Tompkins Financial Corporation	$29,380	$40,432
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit loss expense	15,946	1,046
Depreciation and amortization of premises, equipment, and software	5,105	4,946
Amortization of intangible assets	749	830
Earnings from corporate owned life insurance	(1,058)	(1,187)
Net amortization on securities	4,207	3,579
Amortization/accretion related to purchase accounting	(551)	(660)
Net gain on securities transactions	(448)	(296)
Net gain on sale of loans originated for sale	(867)	(114)
Proceeds from sale of loans originated for sale	16,759	9,740
Loans originated for sale	(18,517)	(7,794)
Net (gain) loss on sale of bank premises and equipment	(3)	7
Net excess tax benefit from stock based compensation	118	485
Stock-based compensation expense	2,294	2,012
Increase in accrued interest receivable	(16,318)	(1,284)
(Decrease) increase in accrued interest payable	(491)	128
Other, net	6,780	(5,861)
Net Cash Provided by Operating Activities	43,085	46,009
INVESTING ACTIVITIES
Proceeds from maturities, calls and principal paydowns of available-for-sale debt securities	278,795	156,612
Proceeds from sales of available-for-sale debt securities	42,584	152,056
Proceeds from maturities, calls and principal paydowns of held-to-maturity securities	0	5,746
Purchases of available-for-sale debt securities	(333,189)	(138,739)
Purchases of held-to-maturity securities	0	(5,931)
Net increase in loans	(505,102)	(27,004)
Proceeds from redemption/sale of Federal Home Loan Bank stock	39,669	68,368
Purchases of Federal Home Loan Bank and other stock	(25,018)	(56,876)
Proceeds from sale of bank premises and equipment	4	40
Purchases of bank premises, equipment and software	(1,859)	(2,724)
Redemption of corporate owned life insurance	446	0
Net cash used in acquisition	0	(436)
Other, net	323	1,221
Net Cash (Used in) Provided by Investing Activities	(503,347)	152,333
FINANCING ACTIVITIES
Net increase in demand, money market, and savings deposits	1,140,448	52,271
Net increase in time deposits	24,501	48,082
Net decrease in Federal funds purchased and securities sold under agreements to repurchase	(9,457)	(17,864)
Increase in other borrowings	74,583	132,751
Repayment of other borrowings	(407,683)	(384,265)
Cash dividends	(15,539)	(15,315)
Repurchase of common stock	(5,620)	(12,284)
Shares issued for dividend reinvestment plan	681	0
Shares issued for employee stock ownership plan	0	0
Net shares issued related to restricted stock awards	(292)	(384)
Net proceeds from exercise of stock options	(216)	(710)
Net Cash Provided by (Used in) Financing Activities	801,406	(197,718)
Net Increase in Cash and Cash Equivalents	341,144	624
Cash and cash equivalents at beginning of period	137,982	80,389
Total Cash and Cash Equivalents at End of Period	$479,126	$81,013

See notes to unaudited condensed consolidated financial statements.

TOMPKINS FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
(In thousands) (Unaudited)	06/30/2020	06/30/2019
Supplemental Information:
Cash paid during the year for - Interest	$18,148	$27,135
Cash paid during the year for - Taxes	1,610	7,108
Transfer of loans to other real estate owned	192	635
Initial recognition of operating lease right-of-use assets	0	35,783
Initial recognition of operating lease liabilities	0	38,119
Right-of-use assets obtained in exchange for new lease liabilities	554	28

See notes to unaudited condensed consolidated financial statements.

TOMPKINS FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

(In thousands except share and per share data) (Unaudited)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Non- controlling Interests	Total
Balances at April 1, 2019	$1,535	$367,245	$332,779	$(50,950)	$(4,786)	$1,444	$647,267
Net income attributable to noncontrolling interests and Tompkins Financial Corporation			19,392			32	19,424
Other comprehensive income				10,776			10,776
Total Comprehensive Income							30,200
Cash dividends ($0.50 per share)			(7,658)				(7,658)
Net exercise of stock options (7,303 shares)	1	(492)					(491)
Common stock repurchased and returned to unissued status	(16)	(12,268)					(12,284)
Stock-based compensation expense		1,027					1,027
Directors deferred compensation plan ((2,027) shares)		156			(156)		0
Restricted stock activity ((5,569) shares)		(384)					(384)
Balances at June 30, 2019	$1,520	$355,284	$344,513	$(40,174)	$(4,942)	$1,476	$657,677

Balances at April 1, 2020	$1,494	$333,662	$372,344	$(21,271)	$(5,076)	$1,444	$682,597
Net income attributable to noncontrolling interests and Tompkins Financial Corporation			21,431			32	21,463
Other comprehensive income				223			223
Total Comprehensive Income							21,686
Cash dividends ($0.52 per share)			(7,750)				(7,750)
Net exercise of stock options (177 shares)		(7)					(7)
Shares issued for dividend reinvestment plan (12,029 shares)	1	680					681
Stock-based compensation expense		1,114					1,114
Directors deferred compensation plan ((1,152) shares)		111			(111)		0
Restricted stock activity ((5,695) shares)		(292)					(292)
Balances at June 30, 2020	$1,495	$335,268	$386,025	$(21,048)	$(5,187)	$1,476	$698,029

(In thousands except share and per share data)(Unaudited)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Non- controlling Interests	Total
Balances at January 1, 2019	$1,535	$366,595	$319,396	$(63,165)	$(4,902)	$1,412	$620,871
Net income attributable to noncontrolling interests and Tompkins Financial Corporation			40,432			64	40,496
Other comprehensive income				22,991			22,991
Total Comprehensive Income							63,487
Cash dividends ($1.00 per share)			(15,315)				(15,315)
Net exercise of stock options (12,299 shares)	1	(711)					(710)
Common stock repurchased and returned to unissued status (155,093 shares)	(16)	(12,268)					(12,284)
Stock-based compensation expense		2,012					2,012
Directors deferred compensation plan ((2,443) shares)		40			(40)		0
Restricted stock activity ((8,864) shares)		(384)					(384)
Balances at June 30, 2019	$1,520	$355,284	$344,513	$(40,174)	$(4,942)	$1,476	$657,677

Balances at January 1, 2020	$1,501	$338,507	$370,477	$(43,564)	$(5,279)	$1,412	$663,054
Net income attributable to noncontrolling interests and Tompkins Financial Corporation			29,380			69	29,449
Other comprehensive income				22,516			22,516
Total Comprehensive Income							51,965
Cash dividends ($1.04 per share)			(15,539)				(15,539)
Net exercise of stock options (3,188 shares)		(216)					(216)
Common stock repurchased and returned to unissued status (71,288 shares)	(7)	(5,613)					(5,620)
Shares issued for dividend reinvestment plan (12,029 shares)	1	680					681
Stock-based compensation expense		2,294					2,294
Directors deferred compensation plan ((4,864) shares)		(92)			92		0
Restricted stock activity ((8,060) shares)		(292)					(292)
Impact of adoption of ASU 2016-13			1,707				1,707
Partial repurchase of noncontrolling interest						(5)	(5)
Balances at June 30, 2020	$1,495	$335,268	$386,025	$(21,048)	$(5,187)	$1,476	$698,029

See notes to unaudited condensed consolidated financial statements

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Business

Tompkins Financial Corporation (“Tompkins” or the “Company”) is headquartered in Ithaca, New York and is registered as a Financial Holding Company with the Federal Reserve Board under the Bank Holding Company Act of 1956, as amended. The Company is a locally oriented, community-based financial services organization that offers a full array of products and services, including commercial and consumer banking, leasing, trust and investment management, financial planning and wealth management, and insurance services. At June 30, 2020, the Company’s subsidiaries included: four wholly-owned banking subsidiaries, Tompkins Trust Company (the “Trust Company”), The Bank of Castile (DBA Tompkins Bank of Castile), Mahopac Bank (DBA Tompkins Mahopac Bank), VIST Bank (DBA Tompkins VIST Bank); and a wholly-owned insurance agency subsidiary, Tompkins Insurance Agencies, Inc. (“Tompkins Insurance”). The Trust Company provides a full array of trust and investment services under the Tompkins Financial Advisors brand, including investment management, trust and estate, financial and tax planning as well as life, disability and long-term care insurance services. The Company’s principal offices are located at 118 E. Seneca Street, P.O. Box 460, Ithaca, New York, 14850, and its telephone number is (888) 503-5753. The Company’s common stock is traded on the NYSE American under the symbol “TMP.”

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

Impact of Adoption of ASU 2016-13

Securities
For available-for-sale debt securities in an unrealized loss position, the Company evaluates the securities to determine whether the decline in the fair value below the amortized cost basis (impairment) is due to credit-related factors or noncredit-related factors. Any impairment that is not credit-related is recognized in other comprehensive income, net of applicable taxes. Credit-related impairment is recognized as an allowance for credit losses (“ACL”) on the Statement of Condition, limited to the amount by which the amortized cost basis exceeds the fair value, with a corresponding adjustment to earnings. Both the ACL and the adjustment to net income may be reversed if conditions change. However, if the Company intends to sell an impaired available- for-sale debt security or more likely than not will be required to sell such a security before recovering its amortized cost basis, the entire impairment amount must be recognized in earnings with a corresponding adjustment to the security’s amortized cost basis. Because the security’s amortized cost basis is adjusted to fair value, there is no ACL in this situation.

Changes in the allowance for credit losses are recorded as provision (credit) for credit loss expense. Losses are charged against the ACL when management believes the uncollectability of an available-for-sale debt security is confirmed or when either of the criteria regarding intent or requirement to sell is met.

Accrued interest receivable on securities is excluded from the estimate of credit losses.

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

Prior to January 1, 2020, loans acquired in a business combination that had evidence of deterioration of credit quality since origination and for which it was probable, at acquisition, that the Company would be unable to collect all contractually required payments receivable were considered purchased credit impaired (“PCI”) loans. PCI loans were individually evaluated and recorded at fair value at the date of acquisition with no initial valuation allowance based on a discounted cash flow methodology that considered various factors including the type of loan and related collateral, classification status, fixed or variable interest rate, term of loan and whether or not the loan was amortizing, and a discount rate reflecting the Company’ assessment of risk inherent in the cash flow estimates. The difference between the undiscounted cash flows expected at acquisition and the investment in the loan, or the “accretable yield,” was recognized as interest income on a level-yield method over the life of the loan. Contractually required payments for interest and principal that exceed the undiscounted cash flows expected at acquisition, or the “non-accretable difference,” were not recognized on the Statement of Condition and did not result in any yield adjustments, loss accruals or valuation allowances. Increases in expected cash flows, including prepayments, subsequent to the initial investment were recognized prospectively through adjustment of the yield on the loan over its remaining life. Decreases in expected cash flows were recognized as impairment. Valuation allowances on PCI loans reflected only losses incurred after the acquisition (meaning the present value of all cash flows expected at acquisition that ultimately were not to be received).

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

The Company measures expected credit losses of financial assets at the loan level by segment, by pooling loans when the financial assets share similar risk characteristics. Depending on the nature of the pool of financial assets with similar risk characteristics, the Company uses a discounted cash flow (“DCF”) method to estimate the expected credit losses. Allowance on loans that do not share risk characteristics are evaluated on an individual basis. The Company assigns a credit risk rating to all commercial and commercial real estate loans. The Company reviews commercial and commercial real estate loans rated Substandard or worse, on nonaccrual and greater than $250,000 for loss potential and when deemed appropriate assigns an allowance based on an individual evaluation.

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

Due to the size and characteristics of the leasing portfolio, the remaining life method, using the historical loss rate of the commercial and industrial segment, is used to determine the allowance for credit losses.

Individually Evaluated Financial Assets
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

Troubled Debt Restructuring
A loan that has been modified or renewed is considered a troubled debt restructuring (“TDR”) when two conditions are met: 1) the borrower is experiencing financial difficulty and 2) concessions are made for the borrower's benefit that would not otherwise be considered for a borrower or transaction with similar credit risk characteristics. The Company’s ACL reflects all effects of a TDR when an individual asset is specifically identified as a reasonably expected TDR. The Company has determined that a TDR is reasonably expected no later than the point when the lender concludes that modification is the best course of action and it is at least reasonably possible that the troubled borrower will accept some form of concession from the lender to avoid a default. Reasonably expected TDRs and executed non-performing TDRs are evaluated individually to determine the required ACL. TDRs performing in accordance with their modified contractual terms for a reasonable period of time may be included in the Company’s existing pools based on the underlying risk characteristics of the loan to measure the ACL. The provisions of the Coronavirus Aid, Relief and Economic Security Act ("CARES Act") and interagency guidance issued by Federal banking regulators provided guidance and clarification related to modifications and deferral programs to assist borrowers who are negatively impacted by the COVID-19 national emergency. The guidance and clarifications detail certain provisions whereby banks are permitted to make deferrals and modifications to the terms of a loan which would not require the loan to be reported as a troubled debt restructuring ('TDR"). In accordance with the CARES Act and the interagency guidance, the Company elected to adopt the provisions to not report qualified loan modifications as troubled debt restructurings.

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

The Company records an allowance for credit losses on off-balance sheet credit exposures, unless the commitments to extend credit are unconditionally cancellable, through a charge to the provision for credit loss expense for off-balance sheet credit exposures included in other noninterest expense in the Company’s consolidated statements of income. The ACL on off-balance sheet credit exposures is estimated by loan segment at each balance sheet date under the current expected credit loss model using similar methodologies as portfolio loans, taking into consideration the likelihood that funding will occur, and is included in other liabilities on the Company’s statements of condition.

3. Securities

Available-for-Sale Debt Securities
The following table summarizes available-for-sale debt securities held by the Company at June 30, 2020:

	Available-for-Sale Debt Securities
June 30, 2020	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(In thousands)
U.S. Treasuries	$400	$0	$0	$400
Obligations of U.S. Government sponsored entities	268,024	11,495	20	279,499
Obligations of U.S. states and political subdivisions	119,703	2,743	60	122,386
Mortgage-backed securities – residential, issued by
U.S. Government agencies	206,017	3,271	941	208,347
U.S. Government sponsored entities	704,627	18,001	471	722,157
U.S. corporate debt securities	2,500	0	136	2,364
Total available-for-sale debt securities	$1,301,271	$35,510	$1,628	$1,335,153

 The following table summarizes available-for-sale debt securities held by the Company at December 31, 2019:

	Available-for-Sale Debt Securities
December 31, 2019	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(In thousands)
U.S. Treasuries	$1,840	$0	$0	$1,840
Obligations of U.S. Government sponsored entities	367,551	5,021	84	372,488
Obligations of U.S. states and political subdivisions	96,668	1,178	61	97,785
Mortgage-backed securities – residential, issued by
U.S. Government agencies	164,643	1,327	1,519	164,451
U.S. Government sponsored entities	660,037	2,940	3,387	659,590
U.S. corporate debt securities	2,500	0	67	2,433
Total available-for-sale debt securities	$1,293,239	$10,466	$5,118	$1,298,587

The available-for-sale portfolio also includes callable securities that may be called by the issuer prior to maturity. The Company may from time to time sell debt securities from its available-for-sale portfolio. Realized gains on available-for-sale debt securities were $0 and $429,000 for the three and six months ended June 30, 2020 and $866,000 for both the three and six month periods ended June 30, 2019. Realized losses on available-for-sale debt securities were $0 for the three and six months ended June 30, 2020 and $595,000 for both the three and six months ended June 30, 2019. Proceeds from the sale of available-for-sale debt securities were $0 and $42.6 million for the three and six months ended June 30, 2020, and $152.1 million for the three and six month periods ended June 30, 2019. Sales of available-for-sale investment securities were the result of general investment portfolio and interest rate risk management. The Company also recognized net gains of $4,000 and $19,000 for the three and six months ended June 30, 2020, on equity securities, reflecting the change in fair value.

The following table summarizes available-for-sale debt securities that had unrealized losses at June 30, 2020:

	Less than 12 Months		12 Months or Longer		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of U.S. Government sponsored entities	$20,412	$20	$0	$0	$20,412	$20
Obligations of U.S. states and political subdivisions	9,750	60	0	0	9,750	60
Mortgage-backed securities – residential, issued by
U.S. Government agencies	43,968	694	5,627	247	49,595	941
U.S. Government sponsored entities	32,328	403	7,159	68	39,487	471
U.S. corporate debt securities	0	0	2,364	136	2,364	136
Total available-for-sale debt securities	$106,458	$1,177	$15,150	$451	$121,608	$1,628

The following table summarizes available-for-sale debt securities that had unrealized losses at December 31, 2019:

	Less than 12 Months		12 Months or Longer		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of U.S. Government sponsored entities	$18,654	$76	$3,479	$8	$22,133	$84
Obligations of U.S. states and political subdivisions	10,456	54	2,300	7	12,756	61
Mortgage-backed securities – residential, issued by
U.S. Government agencies	54,846	489	45,999	1,030	100,845	1,519
U.S. Government sponsored entities	157,801	752	233,999	2,635	391,800	3,387
U.S. corporate debt securities	0	0	2,433	67	2,433	67
Total available-for-sale debt securities	$241,757	$1,371	$288,210	$3,747	$529,967	$5,118

The Company evaluates available-for-sale debt securities in unrealized loss positions at each measurement date to determine whether the decline in the fair value below the amortized cost basis (impairment) is due to credit-related factors or noncredit-related factors. Any impairment that is not credit related is recognized in other comprehensive income, net of applicable taxes. Credit-related impairment is recognized as an ACL on the Statement of Condition, limited to the amount by which the amortized cost basis exceeds the fair value, with a corresponding adjustment to earnings via the provision for credit loss expense.

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

•The extent to which the fair value is less than the amortized cost basis;
•The level of credit enhancement provided by the structure which includes, but is not limited to, credit subordination positions, excess spreads, overcollateralization, and protective triggers;
•Changes in the near term prospects of the issuer or underlying collateral of a security, such as changes in default rates, loss severities given default and significant changes in prepayment assumptions;
•The level of excess cash flow generated from the underlying collateral supporting the principal and interest payments of the debt securities; and
•Any adverse change to the credit conditions of the issuer or the security such as credit downgrades by rating agencies.

At January 1, 2020 and June 30, 2020, the Company determined that all impaired available-for-sale debt securities experienced a decline in fair value below the amortized cost basis due to noncredit-related factors. In addition, the Company does not intend to sell other-than-temporarily impaired investment securities that are in an unrealized loss position until recovery of unrealized losses (which may be until maturity), and it is not more-likely-than not that the Company will be required to sell the investment securities, before recovery of their amortized cost basis, which may be at maturity. Therefore, the Company carried no ACL at those respective dates and there was no credit loss expense recognized by the Company during the three and six months ended June 30, 2020.

The amortized cost and estimated fair value of debt securities by contractual maturity are shown in the following table. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Mortgage-backed securities are shown separately since they are not due at a single maturity date.

June 30, 2020
(In thousands)	Amortized Cost	Fair Value
Available-for-sale debt securities:
Due in one year or less	$49,817	$50,422
Due after one year through five years	214,693	225,929
Due after five years through ten years	65,948	67,690
Due after ten years	60,169	60,608
Total	390,627	404,649
Mortgage-backed securities	910,644	930,504
Total available-for-sale debt securities	$1,301,271	$1,335,153

December 31, 2019
(In thousands)	Amortized Cost	Fair Value
Available-for-sale debt securities:
Due in one year or less	$107,975	$108,089
Due after one year through five years	270,477	274,798
Due after five years through ten years	77,710	79,165
Due after ten years	12,397	12,494
Total	468,559	474,546
Mortgage-backed securities	824,680	824,041
Total available-for-sale debt securities	$1,293,239	$1,298,587

The Company also holds non-marketable Federal Home Loan Bank New York (“FHLBNY”) stock, non-marketable Federal Home Loan Bank Pittsburgh (“FHLBPITT”) stock and non-marketable Atlantic Community Bankers Bank ("ACBB") stock, all of which are required to be held for regulatory purposes and for borrowing availability. The required investment in FHLB stock is tied to the Company’s borrowing levels with the FHLB. Holdings of FHLBNY stock, FHLBPITT stock, and ACBB stock totaled $12.4 million, $6.6 million and $95,000 at June 30, 2020, respectively. These securities are carried at par, which is also cost. The FHLBNY and FHLBPITT continue to pay dividends and repurchase stock. Quarterly, we evaluate our investment in the FHLB for impairment. We evaluate recent and long-term operating performance, liquidity, funding and capital positions, stock repurchase history, dividend history and impact of legislative and regulatory changes. Based on our most recent evaluation, as of June 30, 2020, we have determined that no impairment write-downs are currently required.

4. Loans and Leases
Loans and leases at June 30, 2020 and December 31, 2019 were as follows:

(In thousands)	06/30/2020	12/31/2019
Commercial and industrial
Agriculture	$93,748	$105,786
Commercial and industrial other	844,388	902,275
PPP loans*	465,627	0
Subtotal commercial and industrial	1,403,763	1,008,061
Commercial real estate
Construction	192,940	213,637
Agriculture	193,268	184,898
Commercial real estate other	2,152,476	2,045,030
Subtotal commercial real estate	2,538,684	2,443,565
Residential real estate
Home equity	208,323	219,245
Mortgages	1,198,633	1,158,592
Subtotal residential real estate	1,406,956	1,377,837
Consumer and other
Indirect	10,748	12,964
Consumer and other	62,345	61,446
Subtotal consumer and other	73,093	74,410
Leases	16,213	17,322
Total loans and leases	5,438,709	4,921,195
Less: unearned income and deferred costs and fees	(14,424)	(3,645)
Total loans and leases, net of unearned income and deferred costs and fees	$5,424,285	$4,917,550
*Paycheck Protection Program ("PPP")

The Company has adopted comprehensive lending policies, underwriting standards and loan review procedures. Management reviews these policies and procedures on a regular basis. The Company discussed its lending policies and underwriting guidelines for its various lending portfolios in Note 3 – “Loans and Leases” in the Notes to Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. There have been no significant changes in these policies and guidelines since the date of that report. As such, these policies are reflective of new originations as well as those balances held at June 30, 2020. The Company’s Board of Directors approves the lending policies at least annually. The Company recognizes that exceptions to policy guidelines may occasionally occur and has established procedures for approving exceptions to these policy guidelines. Management has also implemented reporting systems to monitor loan origination, loan quality, concentrations of credit, loan delinquencies and nonperforming loans and potential problem loans.

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

The below table is an age analysis of past due loans, segregated by class of loans, as of June 30, 2020 and December 31, 2019.

06/30/2020
(In thousands)	30-59 Days	60-89 Days	90 Days or More	Total Past Due	Current Loans	Total Loans
Loans and Leases
Commercial and industrial
Agriculture	$126	$0	$0	$126	$93,622	$93,748
Commercial and industrial other	23	0	1,846	1,869	842,519	844,388
PPP loans*	0	0	0	0	465,627	465,627
Subtotal commercial and industrial	149	0	1,846	1,995	1,401,768	1,403,763
Commercial real estate
Construction	0	0	0	0	192,940	192,940
Agriculture	327	0	0	327	192,941	193,268
Commercial real estate other	5,121	0	8,831	13,952	2,138,524	2,152,476
Subtotal commercial real estate	5,448	0	8,831	14,279	2,524,405	2,538,684
Residential real estate
Home equity	549	160	883	1,592	206,731	208,323
Mortgages	807	1,023	3,775	5,605	1,193,028	1,198,633
Subtotal residential real estate	1,356	1,183	4,658	7,197	1,399,759	1,406,956
Consumer and other
Indirect	80	19	87	186	10,562	10,748
Consumer and other	85	32	85	202	62,143	62,345
Subtotal consumer and other	165	51	172	388	72,705	73,093
Leases	0	0	0	0	16,213	16,213
Total loans and leases	7,118	1,234	15,507	23,859	5,414,850	5,438,709
Less: unearned income and deferred costs and fees	0	0	0	0	(14,424)	(14,424)
Total loans and leases, net of unearned income and deferred costs and fees	$7,118	$1,234	$15,507	$23,859	$5,400,426	$5,424,285

December 31, 2019
(In thousands)	30-89 Days	90 Days or More	Current Loans	Total Loans	90 days and accruing[1]	Nonaccrual
Loans and Leases
Commercial and industrial
Agriculture	$0	$65	$105,721	$105,786	$0	$0
Commercial and industrial other	413	2,081	899,781	902,275	2	2,335
Subtotal commercial and industrial	413	2,146	1,005,502	1,008,061	2	2,335
Commercial real estate
Construction	0	0	213,637	213,637	0	0
Agriculture	0	0	184,898	184,898	0	0
Commercial real estate other	1,140	10,780	2,033,110	2,045,030	542	10,789
Subtotal commercial real estate	1,140	10,780	2,431,645	2,443,565	542	10,789
Residential real estate
Home equity	348	727	218,170	219,245	55	2,796
Mortgages	1,344	3,985	1,153,263	1,158,592	195	8,086
Subtotal residential real estate	1,692	4,712	1,371,433	1,377,837	250	10,882
Consumer and other
Indirect	312	60	12,592	12,964	0	117
Consumer and other	167	66	61,213	61,446	0	158
Subtotal consumer and other	479	126	73,805	74,410	0	275
Leases	0	0	17,322	17,322	0	0
Total loans and leases	3,724	17,764	4,899,707	4,921,195	794	24,281
Less: unearned income and deferred costs and fees	0	0	(3,645)	(3,645)	0	0
Total loans and leases, net of unearned income and deferred costs and fees	$3,724	$17,764	$4,896,062	$4,917,550	$794	$24,281
1 Includes acquired loans that were recorded at fair value at the acquisition date.

The following table presents the amortized cost basis of loans on nonaccrual status and the amortized cost basis of loans on nonaccrual status for which there was no related allowance for credit losses. The below table is an age analysis of nonaccrual loans, segregated by class of loans, as of June 30, 2020.

(In thousands)	Nonaccrual Loans with no Allowance for Credit Losses	Nonaccrual Loans	Loans Past Due Over 89 Days and Accruing
Loans and Leases
Commercial and industrial
Commercial and industrial other	$1,877	$2,014	$0
Subtotal commercial and industrial	1,877	2,014	0
Commercial real estate
Agriculture	1,559	123	0
Commercial real estate other	6,880	9,094	0
Subtotal commercial real estate	8,439	9,217	0
Residential real estate
Home equity	2,279	2,279	0
Mortgages	9,276	9,276	0
Subtotal residential real estate	11,555	11,555	0
Consumer and other
Indirect	194	194	0
Consumer and other	203	203	0
Subtotal consumer and other	397	397	0
Leases	0	0	0
Total loans and leases	22,268	23,183	0

 The Company recognized $0 of interest income on nonaccrual loans during the three and six months ended June 30, 2020.

5. Allowance for Credit Losses

Management reviews the appropriateness of the ACL on a regular basis. Management considers the accounting policy relating to the allowance to be a critical accounting policy, given the inherent uncertainty in evaluating the levels of the allowance required to cover credit losses in the portfolio and the material effect that assumptions could have on the Company’s results of operations. The Company has developed a methodology to measure the amount of estimated credit loss exposure inherent in the loan portfolio to assure that an appropriate allowance is maintained. The Company’s methodology is based upon guidance provided in SEC Staff Accounting Bulletin No. 119, Measurement of Credit Losses on Financial Instruments ("CECL"), and Financial Instruments - Credit Losses and ASC Topic 326, Financial Instruments - Credit Losses.

The Company uses a DCF method to estimate expected credit losses for all loan segments excluding the leasing segment. For each of these loan segments, the Company generates cash flow projections at the instrument level wherein payment expectations are adjusted for estimated prepayment speed, curtailments, recovery lag probability of default, and loss give default. The modeling of expected prepayment speeds, curtailment rates, and time to recovery are based on internal historical data.

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

Due to the size and characteristics of the leasing portfolio, the Company uses the remaining life method, using the historical loss rate of the commercial and industrial segment, to determine the allowance for credit losses.

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

Since the methodology is based upon historical experience and trends, current conditions, and reasonable and supportable forecasts, as well as management’s judgment, factors may arise that result in different estimates. While management’s evaluation of the allowance as of June 30, 2020, considers the allowance to be appropriate, under adversely different conditions or assumptions, the Company would need to increase or decrease the allowance.

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

The following table details activity in the allowance for credit losses on loans for the three and six months ended June 30, 2020 and 2019. As previously discussed, the Company adopted ASU 2016-13 on January 1, 2020 using the modified retrospective approach. Results for the periods beginning after January 1, 2020 are presented under ASC 326, while prior period amounts continue to be reported in accordance with previously applicable U.S. GAAP. The transition adjustment included a decrease in the allowance of $2.5 million. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

Three Months Ended June 30, 2020
(In thousands)	Commercial & Industrial	Commercial Real Estate	Residential Real Estate	Consumer and Other	Finance Leases	Total
Allowance for credit losses:
Beginning balance	$11,665	$22,446	$16,330	$1,883	$80	$52,404
Charge-offs	0	(15)	(1)	(127)	0	(143)
Recoveries	21	12	84	52	0	169
Provision (credit) for credit loss expense	(573)	1,843	(1,401)	(212)	(5)	(348)
Ending Balance	$11,113	$24,286	$15,012	$1,596	$75	$52,082

Three Months Ended June 30, 2019
(In thousands)	Commercial & Industrial	Commercial Real Estate	Residential Real Estate	Consumer and Other	Finance Leases	Total
Allowance for credit losses:
Beginning balance	$11,523	$21,070	$6,462	$1,273	$0	$40,328
Charge-offs	(103)	(55)	(26)	(201)	0	(385)
Recoveries	23	98	71	54	0	246
Provision (credit) for credit loss expense	100	(108)	390	219	0	601
Ending Balance	$11,543	$21,005	$6,897	$1,345	$0	$40,790

Six Months Ended June 30, 2020
(In thousands)	Commercial & Industrial	Commercial Real Estate	Residential Real Estate	Consumer and Other	Finance Leases	Total
Allowance for credit losses:
Beginning balance, prior to adoption of ASC 326	$10,541	$21,608	$6,381	$1,362	$0	$39,892
Impact of adopting ASC 326	(2,008)	(5,917)	4,459	850	82	(2,534)
Charge-offs	(1)	(1,305)	(3)	(264)	0	(1,573)
Recoveries	37	30	163	121	0	351
Provision (credit) for credit loss expense	2,544	9,870	4,012	(473)	(7)	15,946
Ending Balance	$11,113	$24,286	$15,012	$1,596	$75	$52,082

Six Months Ended June 30, 2019
(In thousands)	Commercial & Industrial	Commercial Real Estate	Residential Real Estate	Consumer and Other	Finance Leases	Total
Allowance for credit losses:
Beginning balance	$11,272	$23,483	$7,345	$1,310	$0	$43,410

Charge-offs	(483)	(3,398)	(44)	(381)	0	(4,306)
Recoveries	82	105	304	149	0	640
Provision (credit) for credit loss expense	672	815	(708)	267	0	1,046
Ending Balance	$11,543	$21,005	$6,897	$1,345	$0	$40,790

The following table presents the amortized cost basis of collateral dependent loans, which are individually evaluated to determine expected credit losses, and the related allowance for credit losses allocated to these loans:

(In thousands)	Real Estate	Business Assets	Other	Total	ACL Allocation
June 30, 2020
Commercial and Industrial	$33	$520	$68	$621	$136
Commercial Real Estate	8,157	0	0	8,157	215
Commercial Real Estate - Agriculture	1,559	0	0	1,559	0
Residential - Mortgages	0	0	0	0	0
Total	$9,749	$520	$68	$10,337	$351

The following tables present information pertaining to the allocation of the allowance for credit losses as of December 31, 2019, as determined in accordance with ASC 310, prior to the adoption of ASU 2016-13:

(In thousands)	Commercial & Industrial	Commercial Real Estate	Residential Real Estate	Consumer and Other	Finance Leases	Total
Allowance for originated loans and leases
December 31, 2019
Individually evaluated for impairment	$245	$662	$0	$0	$0	$907
Collectively evaluated for impairment	10,296	20,895	6,360	1,356	0	38,907
Ending balance	$10,541	$21,557	$6,360	$1,356	$0	$39,814

(In thousands)	Commercial & Industrial	Commercial Real Estate	Residential Real Estate	Consumer and Other	Finance Leases	Total
Allowance for acquired loans
December 31, 2019
Individually evaluated for impairment	$0	$0	$0	$0	$0	$0
Collectively evaluated for impairment	0	51	21	6	0	78
Ending balance	$0	$51	$21	$6	$0	$78

The recorded investment in loans and leases summarized on the basis of the Company’s impairment methodology as of December 31, 2019 was as follows:

(In thousands)	Commercial & Industrial	Commercial Real Estate	Residential Real Estate	Consumer and Other	Finance Leases	Total
Originated loans and leases
December 31, 2019
Individually evaluated for impairment	$2,110	$13,496	$3,779	$0	$0	$19,385
Collectively evaluated for impairment	966,875	2,283,152	1,340,687	73,625	17,322	4,681,661
Total	$968,985	$2,296,648	$1,344,466	$73,625	$17,322	$4,701,046

(In thousands)	Commercial & Industrial	Commercial Real Estate	Residential Real Estate	Consumer and Other	Finance Leases	Total
Acquired loans
December 31, 2019
Individually evaluated for impairment	$2	$714	$2,114	$0	$0	$2,830
Loans acquired with deteriorated credit quality	173	5,674	3,302	0	0	9,149
Collectively evaluated for impairment	38,901	140,529	27,955	785	0	208,170
Total	$39,076	$146,917	$33,371	$785	$0	$220,149

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

Commercial & industrial
Commercial and industrial other	$1,865	$1,965	$0
Commercial real estate
Commercial real estate other	10,205	11,017	0
Residential real estate
Home equity	3,779	3,992	0
Subtotal	$15,849	$16,974	$0

Originated loans and leases with related allowance

Commercial & industrial
Commercial and industrial other	245	245	245
Commercial real estate
Commercial real estate other	3,291	3,291	662
Subtotal	$3,536	$3,536	$907
Total	$19,385	$20,510	$907

	December 31, 2019
(In thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance
Acquired loans with no related allowance

Commercial & industrial
Commercial and industrial other	$2	$2	$0
Commercial real estate
Commercial real estate other	714	714	0
Residential real estate
Home equity	2,114	2,217	0
Total	$2,830	$2,933	$0

The following table presents average impaired loans, as determined in accordance with ASC 310, prior to the adoption of ASU 2016-13, and interest recognized on such loans, for the three months ended June 30, 2019:

	Three Months Ended June 30, 2019
(In thousands)	Average Recorded Investment	Interest Income Recognized
Originated loans and leases with no related allowance

Commercial & industrial
Commercial and industrial other	$1,331	$0
Commercial real estate
Commercial real estate other	3,718	0
Residential real estate
Home equity	4,009	0
Subtotal	$9,058	$0

Originated loans and leases with related allowance

Commercial & industrial
Commercial and industrial other	693	0
Commercial real estate
Commercial real estate other	1,579	0
Subtotal	$2,272	$0
Total	$11,330	$0

	Three Months Ended June 30, 2019
(In thousands)	Average Recorded Investment	Interest Income Recognized
Acquired loans and leases with no related allowance

Commercial & industrial
Commercial and industrial other	$12	$0
Commercial real estate
Commercial real estate other	851	0
Residential real estate
Home equity	2,557	0
Total	$3,420	$0

The average recorded investment and interest income recognized on impaired loans for the six months ended June 30, 2020 and 2019 was as follows:

	Six Months Ended June 30, 2019
(In thousands)	Average Recorded Investment	Interest Income Recognized
Originated loans and leases with no related allowance

Commercial & industrial
Commercial and industrial other	$2,352	$0
Commercial real estate
Commercial real estate other	5,400	0
Residential real estate
Home equity	3,994	0
Subtotal	$11,746	$0

Originated loans and leases with related allowance

Commercial & industrial
Commercial and industrial other	487	0
Commercial real estate
Commercial real estate other	706	0
Subtotal	$1,193	$0
Total	$12,939	$0

	Six Months Ended June 30, 2019
(In thousands)	Average Recorded Investment	Interest Income Recognized
Acquired loans and leases with no related allowance

Commercial & industrial
Commercial and industrial other	$35	$0
Commercial real estate
Commercial real estate other	896	0
Residential real estate
Home equity	2,591	0
Total	$3,522	$0

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

The following tables present information on loans modified in troubled debt restructuring during the periods indicated. There were no modifications on TDRs or defaulted TDRs in the second quarter of 2020.

	Three Months Ended
June 30, 2019				Defaulted TDRs[2]
(In thousands)	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Loans	Post-Modification Outstanding Recorded Investment
Commercial and Industrial
Commercial and industrial other[1]	1	595	595	0	0
Total	1	$595	$595	0	$0
 1 Represents the following concessions:  extension of term and reduction of rate.
2 TDRs that defaulted during the three months ended June 30, 2019 that were restructured in the prior twelve months.

	Six Months Ended
June 30, 2020				Defaulted TDRs[2]
(In thousands)	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Loans	Post- Modification Outstanding Recorded Investment
Commercial & industrial
Commercial and industrial other[1]	0	$0	$0	0	$0
Commercial real estate
Commercial real estate other[1]	0	0	0	1	37
Residential real estate
Home equity[1]	2	121	121	1	87
Total	2	$121	$121	2	$124
1 Represents the following concessions:  extension of term and reduction of rate.
2 TDRs that defaulted during the six months ended June 30, 2020 that were restructured in the prior twelve months.
.

	Six Months Ended
June 30, 2019				Defaulted TDRs[2]
(In thousands)	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Loans	Post- Modification Outstanding Recorded Investment
Commercial & industrial
Commercial and industrial other	1	595	595	0	0
Residential real estate
Home equity[1]	1	$168	$168	0	$0
Total	2	$763	$763	0	$0
1 Represents the following concessions:  extension of term and reduction of rate.
2 TDRs that defaulted during the six months ended June 30, 2019 that had been restructured in the prior twelve months.

The following table presents credit quality indicators by total loans on an amortized cost basis by origination year as of June 30, 2020.

(In thousands)	2020	2019	2018	2017	2016	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total Loans

Commercial & Industrial - Other:
Pass	$52,554	$82,412	$67,418	$73,935	$42,652	$205,483	$308,949	$402	$833,805
Special Mention	0	259	254	1,148	2,806	0	930	0	5,397
Substandard	25	106	1,229	276	243	694	3,016	0	5,589
Total Commercial & Industrial - Other	$52,579	$82,777	$68,901	$75,359	$45,701	$206,176	$312,895	$402	$844,791

Commercial and Industrial - PPP:
Pass	$465,627	$0	$0	$0	$0	$0	$0	$0	$465,627
Special Mention	$0	$0	$0	$0	$0	$0	$0	$0	$0
Substandard	$0	$0	$0	$0	$0	$0	$0	$0	$0
Total Commercial and Industrial - PPP	$465,627	$0	$0	$0	$0	$0	$0	$0	$465,627

Commercial and Industrial - Agriculture:
Pass	$7,306	$10,485	$11,254	$6,487	$4,627	$2,632	$43,111	$0	$85,902
Special Mention	0	79	119	58	0	0	388	0	644
Substandard	100	100	0	1,008	0	0	5,994	0	7,202
Total Commercial and Industrial - Agriculture	$7,406	$10,664	$11,373	$7,553	$4,627	$2,632	$49,493	$0	$93,748

Commercial Real Estate
Pass	$143,733	$246,737	$233,379	$261,009	$338,157	$215,469	$655,061	$1,975	$2,095,520
Special Mention	0	0	6,836	2,400	11,251	587	8,986	0	30,060
Substandard	0	1,700	761	3,612	496	2,166	20,136	0	28,871
Total Commercial Real Estate	$143,733	$248,437	$240,976	$267,021	$349,904	$218,222	$684,183	$1,975	$2,154,451

Commercial Real Estate - Agriculture:
Pass	$9,186	$32,279	$42,572	$21,835	$17,537	$6,374	$51,488	$442	$181,713
Special Mention	1,820	0	2,408	119	1,250	0	350	0	5,947
Substandard	0	0	556	3,165	722	0	1,607	0	6,050
Total Commercial Real Estate - Agriculture	$11,006	$32,279	$45,536	$25,119	$19,509	$6,374	$53,445	$442	$193,710

Commercial Real Estate - Construction
Pass	$7,653	$19,325	$9,494	$2,789	$2,099	$3,131	$145,422	$243	$190,156
Special Mention	0	0	0	0	0	0	2,693	0	2,693
Substandard	0	0	0	0	0	0	334	0	334
Total Commercial Real Estate - Construction	$7,653	$19,325	$9,494	$2,789	$2,099	$3,131	$148,449	$243	$193,183

The following table presents credit quality indicators by total loans on an amortized cost basis by origination year as of June 30, 2020, continued.

(In thousands)	2020	2019	2018	2017	2016	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total Loans

Residential - Home Equity
Performing	$7,598	$27,843	$22,998	$24,222	$19,761	$19,765	$83,857	$822	$206,866
Nonperforming	0	19	67	0	0	605	1,588	0	2,279
Total Residential - Home Equity	$7,598	$27,862	$23,065	$24,222	$19,761	$20,370	$85,445	$822	$209,145

Residential - Mortgages
Performing	$137,037	$202,916	$137,996	$177,609	$201,718	$55,129	$276,952	$204	$1,189,561
Nonperforming	0	265	406	371	1,126	1,369	5,739	0	9,276
Total Residential - Mortgages	$137,037	$203,181	$138,402	$177,980	$202,844	$56,498	$282,691	$204	$1,198,837

Consumer - Direct
Performing	$7,891	$15,592	$9,977	$8,656	$4,589	$1,205	$14,232	$0	$62,142
Nonperforming	0	61	133	4	0	0	5	$0	203
Total Consumer - Direct	$7,891	$15,653	$10,110	$8,660	$4,589	$1,205	$14,237	$0	$62,345

Consumer - Indirect
Performing	$862	$2,676	$4,358	$1,694	$683	$121	$160	$0	$10,554
Nonperforming	0	83	45	10	34	0	22	0	194
Total Consumer Indirect	$862	$2,759	$4,403	$1,704	$717	$121	$182	$0	$10,748

The following tables present credit quality indicators (internal risk grade) by class of commercial and industrial loans and commercial real estate loans as of December 31, 2019.

December 31, 2019
(In thousands)	Commercial & Industrial Other	Commercial & Industrial Agriculture	Commercial Real Estate Other	Commercial Real Estate Agriculture	Commercial Real Estate Construction	Total
Originated Loans and Leases
Internal risk grade:
Pass	$851,517	$89,892	$1,857,142	$166,888	$212,302	$3,177,741
Special Mention	8,306	1,698	16,623	3,173	0	29,800
Substandard	3,376	14,196	25,880	14,640	0	58,092
Total	$863,199	$105,786	$1,899,645	$184,701	$212,302	$3,265,633

December 31, 2019
(In thousands)	Commercial & Industrial Other	Commercial & Industrial Agriculture	Commercial Real Estate Other	Commercial Real Estate Agriculture	Commercial Real Estate Construction	Total
Acquired Loans and Leases
Internal risk grade:
Pass	$38,879	$0	$143,175	$197	$1,335	$183,586
Special Mention	0	0	0	0	0	0
Substandard	197	0	2,210	0	0	2,407
Total	$39,076	$0	$145,385	$197	$1,335	$185,993

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
6. Earnings Per Share

Earnings per share in the table below, for the three and six month periods ended June 30, 2020 and 2019 are calculated under the two-class method as required by ASC Topic 260, Earnings Per Share. ASC 260 provides that unvested share-based payment awards that contain nonforfeitable rights to dividends are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. The Company has issued restricted stock awards that contain such rights and are therefore considered participating securities. Basic earnings per common share are calculated by dividing net income allocable to common stock by the weighted average number of common shares, excluding participating securities, during the period. Diluted earnings per common share include the dilutive effect of participating securities.

	Three Months Ended
(In thousands, except share and per share data)	6/30/2020	6/30/2019
Basic
Net income available to common shareholders	$21,431	$19,392
Less: income attributable to unvested stock-based compensation awards	(251)	(306)
Net earnings allocated to common shareholders	21,180	19,086

Weighted average shares outstanding, including unvested stock-based compensation awards	14,910,300	15,262,216

Less: unvested stock-based compensation awards	(228,344)	(242,506)
Weighted average shares outstanding - Basic	14,681,956	15,019,710

Diluted
Net earnings allocated to common shareholders	21,180	19,086

Weighted average shares outstanding - Basic	14,681,956	15,019,710

Plus: incremental shares from assumed conversion of stock-based compensation awards	32,892	66,235
Weighted average shares outstanding - Diluted	14,714,848	15,085,945

Basic EPS	$1.44	$1.27
Diluted EPS	1.44	1.27

Stock-based compensation awards representing 10,449 and 18,355 of common shares during the three months ended June 30, 2020 and 2019, respectively, were not included in the computations of diluted earnings per common share because the effect on those periods would have been anti-dilutive.

	Six Months Ended
(In thousands, except share and per share data)	6/30/2020	6/30/2019
Basic
Net income available to common shareholders	$29,380	$40,432
Less: income attributable to unvested stock-based compensation awards	(350)	(655)
Net earnings allocated to common shareholders	29,030	39,777

Weighted average shares outstanding, including unvested stock-based compensation awards	14,934,028	15,287,783

Less: unvested stock-based compensation awards	(233,576)	(247,983)
Weighted average shares outstanding - Basic	14,700,452	15,039,800

Diluted
Net earnings allocated to common shareholders	29,030	39,777

Weighted average shares outstanding - Basic	14,700,452	15,039,800

Plus: incremental shares from assumed conversion of stock-based compensation awards	44,107	71,292
Weighted average shares outstanding - Diluted	14,744,559	15,111,092

Basic EPS	$1.97	$2.64
Diluted EPS	1.97	2.63

Stock-based compensation awards representing approximately 10,090 and 18,619 of common shares during the six months ended June 30, 2020 and 2019, respectively were not included in the computations of diluted earnings per common share because the effect on those periods would have been anti-dilutive.

7. Other Comprehensive Income (Loss)

The following tables present reclassifications out of the accumulated other comprehensive income (loss) for the three and six month periods ended June 30, 2020 and 2019.

	Three Months Ended June 30, 2020
(In thousands)	Before-Tax Amount	Tax (Expense) Benefit	Net of Tax
Available-for-sale debt securities:
Change in net unrealized gain/loss during the period	$(339)	$82	$(257)
Reclassification adjustment for net realized gain on sale of available-for-sale debt securities included in net income	0	0	0
Net unrealized gains/losses	(339)	82	(257)

Employee benefit plans:
Amortization of net retirement plan actuarial gain	581	(142)	439
Amortization of net retirement plan prior service cost	54	(13)	41
Employee benefit plans	635	(155)	480
Other comprehensive income	$296	$(73)	$223

	Three Months Ended June 30, 2019
(In thousands)	Before-Tax Amount	Tax (Expense) Benefit	Net of Tax
Available-for-sale debt securities:
Change in net unrealized gain/loss during the period	$14,140	$(3,464)	$10,676
Reclassification adjustment for net realized gain on sale of available-for-sale debt securities included in net income	(271)	67	(204)
Net unrealized gains/losses	13,869	(3,397)	10,472

Employee benefit plans:
Amortization of net retirement plan actuarial gain	400	(98)	302
Amortization of net retirement plan prior service cost	3	(1)	2
Employee benefit plans	403	(99)	304
Other comprehensive income	$14,272	$(3,496)	$10,776

	Six Months Ended June 30, 2020
(In thousands)	Before-Tax Amount	Tax (Expense) Benefit	Net of Tax
Available-for-sale debt securities:
Change in net unrealized gain/loss during the period	$28,963	$(7,097)	$21,866
Reclassification adjustment for net realized gain on sale of available-for-sale debt securities included in net income	(429)	105	(324)
Net unrealized gains/losses	28,534	(6,992)	21,542

Employee benefit plans:
Amortization of net retirement plan actuarial loss	1,183	(290)	893
Amortization of net retirement plan prior service cost	107	(26)	81
Employee benefit plans	1,290	(316)	974
Other comprehensive income	$29,824	$(7,308)	$22,516

	Six Months Ended June 30, 2019
(In thousands)	Before-Tax Amount	Tax (Expense) Benefit	Net of Tax
Available-for-sale debt securities:
Change in net unrealized gain/loss during the period	$29,892	$(7,322)	$22,570
Reclassification adjustment for net realized gain on sale of available-for-sale debt securities included in net income	(271)	67	(204)
Net unrealized gains/losses	29,621	(7,255)	22,366

Employee benefit plans:
Amortization of net retirement plan actuarial loss	821	(201)	620
Amortization of net retirement plan prior service cost	7	(2)	5
Employee benefit plans	828	(203)	625
Other comprehensive income	$30,449	$(7,458)	$22,991

The following table presents the activity in our accumulated other comprehensive income (loss) for the periods indicated:

(In thousands)	Available-for- Sale Debt Securities	Employee Benefit Plans	Accumulated Other Comprehensive (Loss) Income
Balance at March 31, 2020	$25,838	$(47,109)	$(21,271)
Other comprehensive income (loss) before reclassifications	(257)	0	(257)
Amounts reclassified from accumulated other comprehensive (loss) income	0	480	480
Net current-period other comprehensive income	(257)	480	223
Balance at June 30, 2020	$25,581	$(46,629)	$(21,048)

Balance at January 1, 2020	$4,039	$(47,603)	$(43,564)
Other comprehensive income (loss) before reclassifications	21,866	0	21,866
Amounts reclassified from accumulated other comprehensive (loss) income	(324)	974	650
Net current-period other comprehensive income	21,542	974	22,516
Balance at June 30, 2020	$25,581	$(46,629)	$(21,048)

(In thousands)	Available-for- Sale Debit Securities	Employee Benefit Plans	Accumulated Other Comprehensive (Loss) Income
Balance at March 31, 2019	$(11,695)	$(39,255)	$(50,950)
Other comprehensive income (loss) before reclassifications	10,676	0	10,676
Amounts reclassified from accumulated other comprehensive (loss) income	(204)	304	100
Net current-period other comprehensive income	10,472	304	10,776
Balance at June 30, 2019	$(1,223)	$(38,951)	$(40,174)

Balance at January 1, 2019	$(23,589)	$(39,576)	$(63,165)
Other comprehensive income (loss) before reclassifications	22,570	0	22,570
Amounts reclassified from accumulated other comprehensive (loss) income	(204)	625	421
Net current-period other comprehensive income	22,366	625	22,991
Balance at June 30, 2019	$(1,223)	$(38,951)	$(40,174)

The following tables present the amounts reclassified out of each component of accumulated other comprehensive (loss) income for the three and six months ended June 30, 2020 and 2019.

Three Months Ended June 30, 2020
Details about Accumulated other Comprehensive Income (Loss) Components (In thousands)	Amount Reclassified from Accumulated Other Comprehensive (Loss) Income[1]	Affected Line Item in the Statement Where Net Income is Presented
Available-for-sale debt securities:
Unrealized gains and losses on available-for-sale debt securities	$0	Net gain on securities transactions
	0	Tax expense
	0	Net of tax
Employee benefit plans:
Amortization of the following [2]
Net retirement plan actuarial loss	(581)	Other operating expense
Net retirement plan prior service cost	(54)	Other operating expense
	(635)	Total before tax
	155	Tax benefit
	$(480)	Net of tax

Three Months Ended June 30, 2019
Details about Accumulated other Comprehensive Income (Loss) Components (In thousands)	Amount Reclassified from Accumulated Other Comprehensive (Loss) Income[1]	Affected Line Item in the Statement Where Net Income is Presented
Available-for-sale debt securities:
Unrealized gains and losses on available-for-sale debt securities	$271	Net gain on securities transactions
	(67)	Tax expense
	204	Net of tax
Employee benefit plans:
Amortization of the following[2]
Net retirement plan actuarial loss	(400)	Other operating expense
Net retirement plan prior service cost	(3)	Other operating expense
	(403)	Total before tax
	99	Tax benefit
	$(304)	Net of tax

Six Months Ended June 30, 2020
Details about Accumulated other Comprehensive Income (Loss) Components (In thousands)	Amount Reclassified from Accumulated Other Comprehensive (Loss) Income[1]	Affected Line Item in the Statement Where Net Income is Presented
Available-for-sale debt securities:
Unrealized gains and losses on available-for-sale debt securities	$429	Net gain on securities transactions
	(105)	Tax expense
	324	Net of tax
Employee benefit plans:
Amortization of the following[2]
Net retirement plan actuarial loss	(1,183)	Other operating expense
Net retirement plan prior service cost	(107)	Other operating expense
	(1,290)	Total before tax
	316	Tax benefit
	$(974)	Net of tax

Six Months Ended June 30, 2019
Details about Accumulated other Comprehensive Income (Loss) Components (In thousands)	Amount Reclassified from Accumulated Other Comprehensive (Loss) Income[1]	Affected Line Item in the Statement Where Net Income is Presented
Available-for-sale debt securities:
Unrealized gains and losses on available-for-sale debt securities	$271	Net gain on securities transactions
	(67)	Tax expense
	204	Net of tax
Employee benefit plans:
Amortization of the following[2]
Net retirement plan actuarial loss	(821)	Other operating expense
Net retirement plan prior service cost	(7)	Other operating expense
	(828)	Total before tax
	203	Tax benefit
	$(625)	Net of tax
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

Components of Net Periodic Benefit Cost

	Pension Benefits Three Months Ended		Life and Health Three Months Ended		SERP Benefits Three Months Ended
(In thousands)	6/30/2020	6/30/2019	6/30/2020	6/30/19	6/30/2020	6/30/2019
Service cost	$0	$0	$45	$30	$61	$39
Interest cost	545	723	59	72	217	228
Expected return on plan assets	(1,352)	(1,232)	0	0	0	0
Amortization of net retirement plan actuarial loss	355	330	52	0	175	70
Amortization of net retirement plan prior service (credit) cost	(2)	(3)	(15)	(15)	71	22
Net periodic benefit (income) cost	$(454)	$(182)	$141	$87	$524	$359

	Pension Benefits Six Months Ended		Life and Health Six Months Ended		SERP Benefits Six Months Ended
(In thousands)	6/30/2020	6/30/2019	6/30/2020	6/30/2019	6/30/2020	6/30/2019
Service cost	$0	$0	$86	$80	$107	$77
Interest cost	1,185	1,468	122	145	457	456
Expected return on plan assets	(2,708)	(2,466)	0	0	0	0
Amortization of net retirement plan actuarial loss	705	667	77	0	400	154
Amortization of net retirement plan prior service cost (credit)	(5)	(5)	(30)	(31)	143	44
Net periodic benefit (income) cost	$(823)	$(336)	$255	$194	$1,107	$731

The service component of net periodic benefit cost for the Company's benefit plans is recorded as a part of salaries and wages in the consolidated statements of income. All other components are recorded as part of other operating expenses in the consolidated statements of income.

The Company realized approximately $974,000 and $625,000, net of tax, as amortization of amounts previously recognized in accumulated other comprehensive (loss) income, for the six months ended June 30, 2020 and 2019, respectively.

The Company is not required to contribute to the pension plan in 2020, but it may make voluntary contributions. The Company did not contribute to the pension plan in the first six months of 2020 and 2019.

9. Other Income and Operating Expense

Other income and operating expense totals are presented in the table below.  Components of these totals exceeding 1% of the aggregate of total noninterest income and total noninterest expenses for any of the periods presented below are stated separately.

	Three Months Ended		Six Months Ended
(In thousands)	6/30/2020	6/30/2019	6/30/2020	6/30/2019
Noninterest Income
Other service charges	$583	$703	$1,388	$1,596
Increase in cash surrender value of corporate owned life insurance	735	544	1,058	1,187
Net gains on the sales of loans	691	20	867	114
Other income	457	539	1,257	1,387
Total other income	$2,466	$1,806	$4,570	$4,284
Noninterest Expenses
Marketing expense	$936	$1,645	$1,876	$2,807
Professional fees	1,421	2,827	3,256	4,743
Legal fees	315	138	537	441
Technology expense	2,968	2,623	5,831	5,203
Cardholder expense	740	604	1,569	1,560
Off-balance sheet commitments	1,225	0	1,690	0
Other expenses	5,057	4,811	9,778	9,399
Total other operating expense	$12,662	$12,648	$24,537	$24,153

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

Refund of Commissions
The contract with the insurance carrier dictates the level of commissions paid to the Company that will be refunded to the carrier upon cancellation by the policyholder. As a result, the Company has established a liability for the estimated amount of commission to which the Company does not expect to be entitled, and a corresponding reduction to the gross commission received or receivable. The refund liability is updated at the end of each reporting period for changes in circumstances.

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

Mutual Fund & Investment Income
Mutual fund and investment income consists of other recurring revenue streams such as commissions from sales of mutual funds and other investments, investment advisory fees from the Company’s Strategic Asset Management (“SAM”) Services wealth management product. Commissions from the sale of mutual funds and other investments are recognized on trade date, which is when the Company has satisfied its performance obligation. The Company also receives periodic service fees (i.e., trailers) from mutual fund companies typically based on a percentage of net asset value. Trailer revenue is recorded over time, usually monthly or quarterly, as net asset value is determined. Investment advisor fees from the wealth management product is earned over time and based on an annual percentage rate of the net asset value. The investment advisor fees are charged to the customer’s account in advance on the first month of the quarter, and the revenue is recognized over the following three-month period. The Company does engage a third party, LPL Financial, LLC (“LPL”), to satisfy part of this performance obligation, and therefore this income is reported net of any corresponding expenses paid to LPL.

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

The following presents noninterest income, segregated by revenue streams in-scope and out-of-scope of ASC 606, for the three and six months ended June 30, 2020 and 2019.

	Three Months Ended
(In thousands)	06/30/2020	06/30/2019
Noninterest Income
In-scope of Topic 606:
Commissions and Fees	$7,024	$6,967
Installment Billing	(49)	(21)
Refund of Commissions	(226)	32
Contract Liabilities/Deferred Revenue	(204)	(188)
Contingent Commissions	710	962
Subtotal Insurance Revenues	7,255	7,752
Trust and Asset Management	2,790	2,646
Mutual Fund & Investment Income	1,130	1,261
Subtotal Investment Service Income	3,920	3,907
Service Charges on Deposit Accounts	1,248	2,021
Card Services Income	2,283	2,750
Other	238	265
Noninterest Income (in-scope of ASC 606)	14,944	16,695
Noninterest Income (out-of-scope of ASC 606)	2,233	1,825
Total Noninterest Income	$17,177	$18,520

	Six Months Ended
(In thousands)	06/30/2020	06/30/2019
Noninterest Income
In-scope of Topic 606:
Commissions and Fees	$14,409	$14,066
Installment Billing	(79)	(92)
Refund of Commissions	(353)	20
Contract Liabilities/Deferred Revenue	(208)	(188)
Contingent Commissions	1,531	1,991
Subtotal Insurance Revenues	15,300	15,797
Trust and Asset Management	5,728	5,496
Mutual Fund & Investment Income	2,394	2,495
Subtotal Investment Service Income	8,122	7,991
Service Charges on Deposit Accounts	3,231	4,019
Card Services Income	4,466	5,540
Other	552	572
Noninterest Income (in-scope of ASC 606)	31,671	33,919
Noninterest Income (out-of-scope of ASC 606)	4,466	4,008
Total Noninterest Income	$36,137	$37,927

Contract Balances
Receivables primarily consist of amounts due for insurance and wealth management services performed for which the Company's performance obligations have been fully satisfied. Receivables amounted to $3.9 million and $1.9 million, respectively, at June 30, 2020, compared to $4.7 million and $2.0 million, respectively, at December 31, 2019 and were included in other assets in the accompanying unaudited Condensed Consolidated Statements of Condition.

A contract asset balance occurs when an entity performs a service for a customer before the customer pays consideration (resulting in a contract receivable) or before payment is due (resulting in a contract asset). The Company’s noninterest revenue streams, excluding some insurance commissions and fees, are largely based on transactional activity, or standard month-end revenue accruals such as asset management fees based on month-end market values. Consideration is often received immediately or shortly after the Company satisfies its performance obligation and revenue is recognized. The Company does not typically enter into long-term revenue contracts with customers, and therefore, does not experience significant contract balances. As of June 30, 2020 and December 31, 2019, the Company did not have any significant contract balances.

A contract liability balance is an entity’s obligation to transfer a service to a customer for which the entity has already received payment (or payment is due) from the customer. The Company often receives cash payments from customers in advance of the Company’s performance resulting in contract liabilities. These contract liabilities are classified current or long-term in the accompanying unaudited Condensed Consolidated Statements of Condition based on the timing of when the Company expects to recognize revenue. As of June 30, 2020 and December 31, 2019, contract liabilities were $2,562,000 and $2,000,000, respectively, and are included within accrued expenses in the accompanying unaudited Consolidated Condensed Statements of Condition. The liabilities include premiums due to insurance carriers in addition to unearned commission revenue.

The increase in the contract liability balance during the six-month period ended June 30, 2020 is primarily a result of timing differences in the recognition of revenue related to contract effective dates along with accompanying cash payments received in advance of satisfying performance obligations.

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

11. Financial Guarantees

The Company currently does not issue any guarantees that would require liability recognition or disclosure, other than standby letters of credit. The Company extends standby letters of credit to its customers in the normal course of business. The standby letters of credit are generally short-term. As of June 30, 2020, the Company’s maximum potential obligation under standby letters of credit was $33.6 million compared to $30.5 million at December 31, 2019. Management uses the same credit policies to extend standby letters of credit that it uses for on-balance sheet lending decisions and may require collateral to support standby letters of credit based upon its evaluation of the counterparty. Management does not anticipate any significant losses as a result of these transactions, and has determined that the fair value of standby letters of credit is not significant.

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

As of and for the three months ended June 30, 2020
(In thousands)	Banking	Insurance	Wealth Management	Intercompany	Consolidated
Interest income	$63,445	$1	$0	$(1)	$63,445
Interest expense	7,080	0	0	(1)	7,079
Net interest income	56,365	1	0	0	56,366
Provision (credit) for credit loss expense	(348)	0	0	0	(348)
Noninterest income	6,248	7,360	4,095	(526)	17,177
Noninterest expense	37,709	6,358	3,347	(526)	46,888
Income before income tax expense	25,252	1,003	748	0	27,003
Income tax expense	5,113	260	167	0	5,540
Net Income attributable to noncontrolling interests and Tompkins Financial Corporation	20,139	743	581	0	21,463
Less: Net income attributable to noncontrolling interests	32	0	0	0	32
Net Income attributable to Tompkins Financial Corporation	$20,107	$743	$581	$0	$21,431

Depreciation and amortization	$2,484	$57	$10	$0	$2,551
Assets	7,528,501	42,215	25,474	(14,134)	7,582,056
Goodwill	64,585	19,866	7,996	0	92,447
Other intangibles, net	2,758	2,623	119	0	5,500
Net loans and leases	5,372,203	0	0	0	5,372,203
Deposits	6,391,034	0	0	(13,513)	6,377,521
Total Equity	643,139	31,567	23,323	0	698,029

As of and for the three months ended June 30, 2019
(In thousands)	Banking	Insurance	Wealth Management	Intercompany	Consolidated
Interest income	$66,092	$1	$0	$0	$66,093
Interest expense	13,775	0	0	0	13,775
Net interest income	52,317	1	0	0	52,318
Provision for credit loss expense	601	0	0	0	601
Noninterest income	7,150	7,853	4,059	(542)	18,520
Noninterest expense	37,067	6,331	3,214	(542)	46,070
Income before income tax expense	21,799	1,523	845	0	24,167
Income tax expense	4,148	401	194	0	4,743
Net Income attributable to noncontrolling interests and Tompkins Financial Corporation	17,651	1,122	651	0	19,424
Less: Net income attributable to noncontrolling interests	32	0	0	0	32
Net Income attributable to Tompkins Financial Corporation	$17,619	$1,122	$651	$0	$19,392

Depreciation and amortization	$2,400	$56	$10	$0	$2,466
Assets	6,602,541	42,163	22,541	(12,855)	6,654,390
Goodwill	64,370	19,866	8,211	0	92,447
Other intangibles, net	3,750	3,162	180	0	7,092
Net loans and leases	4,815,012	0	0	0	4,815,012
Deposits	5,001,210	0	0	(12,313)	4,988,897
Total Equity	605,031	32,293	20,353	0	657,677

Six months ended June 30, 2020
(In thousands)	Banking	Insurance	Wealth Management	Intercompany	Consolidated
Interest income	$126,644	$2	$0	$(2)	$126,644
Interest expense	17,311	0	0	(2)	17,309
Net interest income	109,333	2	0	0	109,335
Provision for credit loss expense	15,946	0	0	0	15,946
Noninterest income	13,241	15,510	8,469	(1,083)	36,137
Noninterest expense	74,399	12,920	6,392	(1,083)	92,628
Income before income tax expense	32,229	2,592	2,077	0	36,898
Income tax expense	6,269	691	489	0	7,449
Net Income attributable to noncontrolling interests and Tompkins Financial Corporation	25,960	1,901	1,588	0	29,449
Less: Net income attributable to noncontrolling interests	69	0	0	0	69
Net Income attributable to Tompkins Financial Corporation	$25,891	$1,901	$1,588	$0	$29,380

Depreciation and amortization	$4,969	$116	$20	$0	$5,105

Six months ended June 30, 2019
(In thousands)	Banking	Insurance	Wealth Management	Intercompany	Consolidated
Interest income	$131,022	$1	$0	$(2)	$131,021
Interest expense	26,791	0	0	(2)	26,789
Net interest income	104,231	1	0	0	$104,232
Provision for credit loss expense	1,046	0	0	0	1,046
Noninterest income	14,718	16,001	8,257	(1,049)	37,927
Noninterest expense	72,395	12,607	6,326	(1,049)	90,279
Income before income tax expense	45,508	3,395	1,931	0	$50,834
Income tax expense	8,982	891	465	0	10,338
Net Income attributable to noncontrolling interests and Tompkins Financial Corporation	36,526	2,504	1,466	0	$40,496
Less: Net income attributable to noncontrolling interests	64	0	0	0	64
Net Income attributable to Tompkins Financial Corporation	$36,462	$2,504	$1,466	$0	$40,432

Depreciation and amortization	$4,813	$112	$21	$0	$4,946

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

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of June 30, 2020 and December 31, 2019, segregated by the level of valuation inputs within the fair value hierarchy used to measure fair value.

Recurring Fair Value Measurements
June 30, 2020
(In thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Available-for-sale debt securities
U.S. Treasuries	$400	$0	$400	$0
Obligations of U.S. Government sponsored entities	279,499	0	279,499	0
Obligations of U.S. states and political subdivisions	122,386	0	122,386	0
Mortgage-backed securities – residential, issued by:
U.S. Government agencies	208,347	0	208,347	0
U.S. Government sponsored entities	722,157	0	722,157	0
U.S. corporate debt securities	2,364	0	2,364	0
Total Available-for-sale debt securities	$1,335,153	$0	$1,335,153	$0

Equity securities, at fair value	$934	$0	$0	$934

Recurring Fair Value Measurements
December 31, 2019
(In thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Available-for-sale debt securities
U.S. Treasuries	$1,840	$0	$1,840	$0
Obligations of U.S. Government sponsored entities	372,488	0	372,488	0
Obligations of U.S. states and political subdivisions	97,785	0	97,785	0
Mortgage-backed securities – residential, issued by:
U.S. Government agencies	164,451	0	164,451	0
U.S. Government sponsored entities	659,590	0	659,590	0
U.S. corporate debt securities	2,433	0	2,433	0
Total Available-for-sale debt securities	$1,298,587	$0	$1,298,587	$0

Equity securities, at fair value	$915	$0	$0	$915

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

The change in the fair value of equity securities valued using significant unobservable inputs (level 3), for the periods ended June 30, 2020 and December 31, 2019, was immaterial.

There were no transfers between Levels 1, 2 and 3 for the six months ended June 30, 2020.

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

Certain assets are measured at fair value on a nonrecurring basis. For the Company, these include loans held for sale, collateral dependent evaluated loans, and other real estate owned (“OREO”). For the three and six months ended June 30, 2020, certain collateral dependent evaluated loans were remeasured and reported at fair value through a specific valuation allowance and/or partial charge-offs for credit losses based upon the fair value of the underlying collateral. Collateral values are estimated using Level 2 inputs based upon observable market data. In addition to collateral dependent evaluated loans, certain other real estate owned were remeasured and reported at fair value based upon the fair value of the underlying collateral. The fair values of other real estate owned are estimated using Level 2 inputs based on observable market data or Level 3 inputs based on customized discounting criteria. In general, the fair values of other real estate owned are based upon appraisals, with discounts made to reflect estimated costs to sell the real estate. Upon initial recognition, fair value write-downs are taken through a charge-off to the allowance for credit losses. Subsequent fair value write-downs on other real estate owned are reported in other noninterest expense.

Three months ended June 30, 2020
(In thousands)		Fair value measurements at reporting date using:			Gain (losses) from fair value changes
Assets:	As of 06/30/2020	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Three months ended 06/30/2020
Individually evaluated	$2,560	$0	$2,560	$0	$(15)
Other real estate owned	0	0	0	0	23

Three months ended June 30, 2019
(In thousands)		Fair value measurements at reporting date using:			Gain (losses) from fair value changes
Assets:	As of 06/30/2019	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Three months ended 06/30/2019
Impaired loans	$3,485	$0	$3,485	$0	$(63)
Other real estate owned	635	0	635	0	0

Six months ended June 30, 2020
(In thousands)		Fair value measurements at reporting date using:			Gain (losses) from fair value changes
Assets:	As of 06/30/2020	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Six months ended 06/30/2020
Individually evaluated	$10,130	$0	$10,130	$0	$(1,305)
Other real estate owned	274	0	274	0	(23)

Six months ended June 30, 2019
(In thousands)		Fair value measurements at reporting date using:			Gain (losses) from fair value changes
Assets:	As of 06/30/2019	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Six months ended 06/30/2019
Impaired loans	$6,294	$0	$6,294	$0	$(3,634)
Other real estate owned	2,229	0	2,229	0	0

The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments at June 30, 2020 and December 31, 2019. The carrying amounts shown in the table are included in the Consolidated Statements of Condition under the indicated captions.

The fair value estimates, methods and assumptions set forth below for the Company's financial instruments, including those financial instruments carried at cost, are made solely to comply with disclosures required by U.S. GAAP and should be read in conjunction with the financial statements and notes included in this Report.

Estimated Fair Value of Financial Instruments
June 30, 2020
(In thousands)	Carrying Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets:
Cash and cash equivalents	$479,126	$479,126	$479,126	$0	$0
FHLB and other stock	19,044	19,044	0	19,044	0
Accrued interest receivable	35,611	35,611	0	35,611	0
Loans/leases, net[1]	5,372,203	5,348,137	0	2,560	5,345,577

Financial Liabilities:

Time deposits	$699,166	$707,732	$0	$707,732	$0
Other deposits	5,678,355	5,678,355	0	5,678,355	0
Fed funds purchased and securities sold
under agreements to repurchase	50,889	50,889	0	50,889	0
Other borrowings	325,000	335,868	0	335,868	0
Trust preferred debentures	17,120	20,888	0	20,888	0
Accrued interest payable	1,995	1,995	0	1,995	0

Estimated Fair Value of Financial Instruments
December 31, 2019
(In thousands)	Carrying Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets:
Cash and cash equivalents	$137,982	$137,982	$137,982	$0	$0
FHLB and other stock	33,695	33,695	0	33,695	0
Accrued interest receivable	19,293	19,293	0	19,293	0
Loans/leases, net[1]	4,877,658	4,798,268	0	14,050	4,784,218

Financial Liabilities:

Time deposits	$675,014	$677,205	$0	$677,205	$0
Other deposits	4,537,907	4,537,907	0	4,537,907	0
Fed funds purchased and securities
sold under agreements to repurchase	60,346	60,346	0	60,346	0
Other borrowings	658,100	659,895	0	659,895	0
Trust preferred debentures	17,035	21,904	0	21,904	0
Accrued interest payable	2,486	2,486	0	2,486	0
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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

BUSINESS

Corporate Overview and Strategic Initiatives
Tompkins Financial Corporation (“Tompkins” or the “Company”) is headquartered in Ithaca, New York and is registered as a Financial Holding Company with the Federal Reserve Board under the Bank Holding Company Act of 1956, as amended. The Company is a locally oriented, community-based financial services organization that offers a full array of products and services, including commercial and consumer banking, leasing, trust and investment management, financial planning and wealth management, and insurance services. At June 30, 2020, the Company’s subsidiaries included: four wholly-owned banking subsidiaries, Tompkins Trust Company (the “Trust Company”), The Bank of Castile (DBA Tompkins Bank of Castile), Mahopac Bank (DBA Tompkins Mahopac Bank), VIST Bank (DBA Tompkins VIST Bank); and a wholly-owned insurance agency subsidiary, Tompkins Insurance Agencies, Inc. (“Tompkins Insurance”). The trust division of the Trust Company provides a full array of investment services, including investment management, trust and estate, financial and tax planning as well as life, disability and long-term care insurance services. The Company’s principal offices are located at 118 E. Seneca Street, Ithaca, New York, 14851, and its telephone number is (888) 503-5753. The Company’s common stock is traded on the NYSE American under the symbol “TMP.”

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

Wealth management services consist of investment management, trust and estate, financial and tax planning as well as life, disability and long-term care insurance services. Wealth management services are provided by the Trust Company under the trade name Tompkins Financial Advisors. Tompkins Financial Advisors has office locations, and services are available to customers, at the Company’s four subsidiary banks.

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

OTHER IMPORTANT INFORMATION

The following discussion is intended to provide an understanding of the consolidated financial condition and results of operations of the Company for the three and six months ended June 30, 2020. It should be read in conjunction with the Company’s Audited Consolidated Financial Statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, and the Unaudited Consolidated Financial Statements and notes thereto included in Part I of this Quarterly Report on Form 10-Q.

In this Report, there are comparisons of the Company’s performance to that of a peer group, which is comprised of the group of 148 domestic bank holding companies with $3 billion to $10 billion in total assets as defined in the Federal Reserve’s “Bank Holding Company Performance Report” for March 31, 2020 (the most recent report available). Although the peer group data is presented based upon financial information that is one fiscal quarter behind the financial information included in this report, the Company believes that it is relevant to include certain peer group information for comparison to current quarter numbers.

Forward-Looking Statements
This Quarterly Report on Form 10-Q contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The statements contained in this Report that are not statements of historical fact may include forward-looking statements that involve a number of risks and uncertainties. Forward-looking statements may be identified by use of such words as "may", "will", "estimate", "intend", "continue", "believe", "expect", "plan", or "anticipate", and other similar words. Examples of forward-looking statements may include statements regarding the asset quality of the Company's loan portfolios; the level of the Company's allowance for credit losses; whether, when and how borrowers will repay deferred amounts and resume scheduled payments; the sufficiency of liquidity sources; the Company's exposure to changes in interest rates, and to new, changed, or extended government/regulatory expectations; the impact of changes in accounting standards; and trends, plans, prospects, growth and strategies. Forward-looking statements are made based on management’s expectations and beliefs concerning future events impacting the Company and are subject to certain uncertainties and factors relating to the Company’s operations and economic environment, all of which are difficult to predict and many of which are beyond the control of the Company, that could cause actual results of the Company to differ materially from those expressed and/or implied by forward-looking statements. The following factors, in addition to those listed as Risk Factors in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2019, and Item 1A in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, are among those that could cause actual results to differ materially from the forward-looking statements: changes in general economic, market and regulatory conditions; the severity and duration of the COVID-19 outbreak and the impact of the outbreak (including the government’s response to the outbreak) on economic and financial markets, potential regulatory actions, and modifications to our operations, products, and services relating thereto; disruptions in our and our customers’ operations and loss of revenue due to pandemics, epidemics, widespread health emergencies, government-imposed travel/business restrictions, or outbreaks of infectious diseases such as the COVID-19, and the associated adverse impact on our financial position, liquidity, and our customers’ abilities or willingness to repay their obligations to us or willingness to obtain financial services products from the Company; a decision to amend or modify the terms under which our customers are obligated to repay amounts owed to us; the development of an interest rate environment that may adversely affect the Company’s interest rate spread, other income or cash flow anticipated from the Company’s operations, investment and/or lending activities; changes in laws and regulations affecting banks, bank holding companies and/or financial holding companies, such as the Dodd-Frank Act and Basel III and the Economic Growth, Regulatory Relief, and Consumer Protection Act; legislative and regulatory changes in response to COVID-19 with which we and our subsidiaries must comply, including the CARES Act and the rules and regulations promulgated thereunder, and state and local government mandates; technological developments and changes; the ability to continue to introduce competitive new products and services on a timely, cost-effective basis; governmental and public policy changes, including environmental regulation; reliance on large customers; uncertainties arising from national and global events, including the potential impact of widespread protests, civil unrest, and political uncertainty on the economy and the financial services industry; and financial resources in the amounts, at the times and on the terms required to support the Company’s future businesses.

Critical Accounting Policies
The accounting and reporting policies followed by the Company conform, in all material respects, to U.S. generally accepted accounting principles ("GAAP") and to general practices within the financial services industry. In the course of normal business activity, management must select and apply many accounting policies and methodologies and make estimates and assumptions that lead to the financial results presented in the Company’s consolidated financial statements and accompanying notes. There are uncertainties inherent in making these estimates and assumptions, which could materially affect the Company’s results of operations and financial position.

Management considers accounting estimates to be critical to reported financial results if (i) the accounting estimates require management to make assumptions about matters that are highly uncertain, and (ii) different estimates that management reasonably could have used for the accounting estimate in the current period, or changes in the accounting estimate that are reasonably likely to occur from period to period, could have a material impact on the Company’s financial statements. Management considers the accounting policies relating to the allowance for credit losses (“allowance”, or “ACL”), and the review of the securities portfolio for other-than-temporary impairment to be critical accounting policies because of the uncertainty and subjectivity involved in these policies and the material effect that estimates related to these areas can have on the Company’s results of operations. On January 1, 2020, the Company adopted ASU 2016-13, "Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments," which resulted in changes to the Company's existing critical accounting policy that existed at December 31, 2019.

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

COVID-19 Pandemic and Recent Events

The COVID-19 global pandemic continued to present health and economic challenges on an unprecedented scale during the second quarter of 2020. During the second quarter, the Company continued to focus on the health and well-being of its workforce, meeting its clients' needs, and supporting its communities. The Company has designated a Pandemic Planning Committee, which includes key individuals across the Company as well as members of Senior Management, to oversee the Company’s response to COVID-19, and implemented a number of risk mitigation measures designed to protect our employees and customers while maintaining services for our customers and community. These measures included restrictions on business travel, establishment of a remote work environment for most non-customer facing employees, and social distancing restrictions for those employees working at our offices and branch locations. As of June 30, 2020, approximately 85% of noncustomer facing employees continue to work remotely. In July 2020, we began initiating the reopening of our offices and reinstatement of branch services, and the return of our workforce. With a view toward protecting the health and well-being of the Company's workforce, customers, and visitors as we reopen, we implemented several new social distancing elements and other protective measures, such as temperature screenings, distribution of personal protective equipment, and workforce self-certifications.

Tompkins has offered assistance to its customers affected by the COVID-19 pandemic by implementing a payment deferral program to assist both consumer and business borrowers that may be experiencing financial hardship due to COVID-19. Our standard program allows for the deferral of loan payments for up to 90 days and customers were able to request a payment deferral through July 15, 2020; in certain cases and/or where required by applicable law or regulation we will extend additional deferrals or other accommodations. As of June 30, 2020, total deferrals attributed to COVID-19 were $2.3 billion, representing 3,878 borrowers or 42.0% of the total loan portfolio. Of that total, 1,648 were retail customers representing $254.2 million, or 4.7% of total loans, and 2,230 were commercial customers representing $2.0 billion, or 37.3% of total loans. As of July 27, 2020, 1,847 of the loans participating in the deferral program had started making monthly payments, and 86 loans had missed a scheduled payment date. We expect that loans in deferment status will continue to accrue interest during the deferment period unless otherwise provided in a subsequent modification agreement, or otherwise classified as nonperforming. The provisions of the CARES Act and interagency guidance issued by Federal banking regulators provided clarification related to modifications and deferral programs to assist borrowers who are negatively impacted by the COVID-19 national emergency. The guidance and clarifications detail certain provisions whereby banks are permitted to make deferrals and modifications to the terms of a loan which would not require the loan to be reported as a troubled debt restructuring. In accordance with the CARES Act and the interagency guidance, the Company elected to adopt the provisions to not report qualified loan modifications as troubled debt restructurings.

The Company is also participating in the U.S. Small Business Administration (“SBA”) Paycheck Protection Program (“PPP”). This program provides borrower guarantees for lenders, and envisions a certain amount of loan forgiveness for loan recipients who properly utilize funds, all in accordance with the rules and regulations established by the SBA for the PPP. The Company began accepting applications for PPP loans on April 3, 2020, and as of June 30, 2020, had approved and funded over 2,997 loans totaling approximately $465.6 million. As of June 30, 2020, the Company recorded net deferred loan fees of $2.3 million, which are included in interest income, related to the PPP loan program.

As of June 30, 2020, we believe Tompkins was well positioned with a strong balance sheet and asset quality, capital ratios well above regulatory requirements, and strong liquidity position. Asset quality measures were strong and showed improvement when compared to December 31, 2019, with total nonaccrual loans down 4.0%, and total nonperforming assets down 4.5%. There was limited impact of COVID-19 reflected in first and second quarter numbers, although it is uncertain what the impact on future quarters will be. As mentioned above, the Company is working with its customers and implemented a loan payment deferral program and participates in the PPP. As of June 30, 2020, the Company had not experienced any significant impact to our liquidity or funding capabilities as a result of COVID-19. The Company’s participation as a lender in the PPP has been and will continue to be a use of liquidity; however, the Federal Reserve Bank has provided a lending facility that may be used by banks to obtain funding specifically for PPP loans. PPP loans would be pledged as collateral on a bank's borrowings under the Federal Reserve Bank's designated PPP lending facility.

RESULTS OF OPERATION

Performance Summary
Net income for the second quarter of 2020 was $21.4 million or $1.44 diluted earnings per share, compared to $19.4 million or $1.27 diluted earnings per share for the same period in 2019. Net income for the first six months of 2020 was $29.4 million or $1.97 diluted earnings per share compared to $40.4 million or $2.63 diluted earnings per share for the first six months of 2019. Net income for the quarter ended June 30, 2020, compared to the same period in the prior year, increased primarily due to an increase in net interest income and a decrease in provision expense, partially offset by a decrease in noninterest income.

Return on average assets (“ROA”) for the quarter ended June 30, 2020 was 1.16%, compared to 1.15% for the quarter ended June 30, 2019. Return on average shareholders’ equity (“ROE”) for the second quarter of 2020 was 12.48%, compared to 11.96% for the same period in 2019. For the year-to-date period ended June 30, 2020, ROA and ROE totaled 0.84% and 8.63%, respectively, compared to 1.21% and 12.73%, for the same period in 2019.

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

Banking Segment
The banking segment reported net income of $20.1 million for the second quarter of 2020, an increase of $2.5 million or 14.1% from net income of $17.6 million for the same period in 2019. For the six months ended June 30, 2020, the banking segment reported net income of $25.9 million, a decrease of $10.6 million or 29.0% from the same period in 2019.

Net interest income of $56.4 million for the second quarter of 2020 increased $4.0 million or 7.7% over the same period in 2019. For the six months ended June 30, 2020, net interest income of $109.3 million was up $5.1 million or 4.9% compared to the first six months of 2019. The increase in net interest income was mainly a result of a decrease in interest expense resulting from lower market interest rates and a shift in funding mix from borrowings to deposits. Interest income also benefited from loan growth and an asset mix consisting of a greater percentage of loans to total assets. Loan growth included $465.6 million of PPP loans originated during the second quarter of 2020.

Provision for credit losses in the second quarter of 2020 was a negative provision of $348,000 compared to an expense of $601,000 for the same period in 2019. Provision expense for the six months ended June 30, 2020 was $15.9 million, compared to $1.0 million for the same period in 2019. The first quarter of 2020 included provision expense of $16.3 million related to the impact of the economic shutdown due to COVID-19 on economic forecasts and other model assumptions relied upon by management in determining the allowance, and reflects the calculation of the allowance for credit losses in accordance with ASU 2016-13. For additional information see the section titled "The Allowance for Credit Losses" below.

Noninterest income of $6.2 million for the three months ended June 30, 2020 was down $902,000 or 12.6% compared to the same period in 2019. The quarter-over-quarter decrease in noninterest income was primarily attributable to a decrease in overdraft income. For the six months ended June 30, 2020, noninterest income of $13.2 million was down $1.5 million or 10.0% compared to the six months ended June 30, 2019. The decrease in the six month results compared to the same period in the prior year was mainly due to an $816,000 decrease in overdraft fees and a $1.1 million decrease in cardholder income, mainly attributable to fewer transactions during the shutdown due to COVID-19.

Noninterest expense of $37.7 million for the second quarter of 2020, and $74.4 million for the six months ended June 30, 2020, was up $642,000 or 1.7% and up $2.0 million or 2.8%, respectively, from the same periods in 2019. The increases were mainly attributed to increases in salary and wages and employee benefits reflecting normal annual merit increases, premium pay for employees required to be on-site, and incentive adjustments over the comparable periods in the prior year. Expenses for the second quarter and year to date period ended June 30, 2020, included $1.2 million and $1.7 million, respectively, related to allowance for credit losses for off-balance sheet exposures. Other expense in the second quarter of 2020 also included a loss of $675,000 related to the pending sale of real estate.

Insurance Segment
The insurance segment reported net income of $743,000 for the three months ended June 30, 2020, which was down $379,000 or 33.8% compared to the second quarter of 2019. Total revenue was down $493,000 or 6.3% for the second quarter of 2020 compared to the same quarter in the prior year. For the six months ended June 30, 2020, net income was down $603,000 or 24.1% compared to the same period in the prior year. Total revenue was down $491,000 or 3.1% compared to the same period in the prior year. The decrease in revenues and net income for the three and six months periods ended June 30, 2020 compared to the same periods in the prior year is mainly due to lower contingency revenues and an increase in reserves for cancellations and policy changes as a result of economic uncertainties related to COVID-19. New business volumes have also been negatively impacted by COVID-19.

Noninterest expenses for the three and six months ended June 30, 2020 were up $27,000 or 0.4% and up $313,000 or 2.5% compared to the three and six months ended June 30, 2019. The increase in noninterest expense for the second quarter and the six months ended June 30, 2020 is mainly the result of an increase in salaries and wages and employee benefits reflecting normal annual merit increases. Other expenses including new business commissions, auto and travel, entertainment, business meetings, supplies, building maintenance and sponsorships for the three and six months ended June 30, 2020, were down compared to the same periods in the prior year, mainly a result of the shutdown due to COVID-19.

Wealth Management Segment
The wealth management segment reported net income of $581,000 for the three months ended June 30, 2020, which was down $70,000 or 10.8% compared to the second quarter of 2019. The decrease was mainly due to an increase in salaries and employee benefits expenses; revenues for the second quarter of 2020 were in line with the second quarter of 2019. For the six months ended June 30, 2020, net income of $1.6 million was up $122,000 or 8.3% compared to the prior year, mainly due to an increase in advisory, terminating trust and estate fee income over the same period prior year. Noninterest expense for the six months ended June 30, 2020, were up 1.0% over the same period in 2019.

Net Interest Income
The following tables show average interest-earning assets and interest-bearing liabilities, and the corresponding yield or cost associated with each for the three and six month periods ended June 30, 2020 and 2019.

Average Consolidated Statements of Condition and Net Interest Analysis (Unaudited)
	Quarter Ended			Quarter Ended
	June 30, 2020			June 30, 2019
	Average			Average
	Balance		Average	Balance		Average
(Dollar amounts in thousands)	(QTD)	Interest	Yield/Rate	(QTD)	Interest	Yield/Rate
ASSETS
Interest-earning assets
Interest-bearing balances due from banks	$4,541	$1	0.09%	$2,131	$10	1.88%
Securities (1)
U.S. Government securities	1,199,999	6,298	2.11%	1,389,887	7,996	2.31%
State and municipal (2)	109,621	743	2.73%	93,142	638	2.75%
Other securities (2)	3,433	32	3.75%	3,416	40	4.70%
Total securities	1,313,053	7,073	2.17%	1,486,445	8,674	2.34%
FHLBNY and FRB stock	21,691	389	7.21%	46,650	794	6.83%
Total loans and leases, net of unearned income (2)(3)	5,276,794	56,441	4.30%	4,802,757	57,022	4.76%
Total interest-earning assets	6,616,079	63,904	3.89%	6,337,983	66,500	4.21%
Other assets	797,866			404,426
Total assets	$7,413,945			$6,742,409
LIABILITIES & EQUITY
Deposits
Interest-bearing deposits
Interest bearing checking, savings, & money market	3,660,190	1,935	0.21%	2,947,077	4,970	0.68%
Time deposits	704,460	2,842	1.62%	671,197	2,620	1.57%
Total interest-bearing deposits	4,364,650	4,777	0.44%	3,618,274	7,590	0.84%
Federal funds purchased & securities sold under agreements to repurchase	52,464	21	0.16%	54,340	33	0.24%
Other borrowings	391,547	2,028	2.08%	948,714	5,825	2.46%
Trust preferred debentures	17,092	253	5.95%	16,921	327	7.75%
Total interest-bearing liabilities	4,825,753	7,079	0.59%	4,638,249	13,775	1.19%
Noninterest bearing deposits	1,788,108			1,356,354
Accrued expenses and other liabilities	109,609			97,727
Total liabilities	6,723,470			6,092,330
Tompkins Financial Corporation Shareholders’ equity	689,018			648,618
Noncontrolling interest	1,457			1,461
Total equity	690,475			650,079

Total liabilities and equity	$7,413,945			$6,742,409
Interest rate spread			3.30%			3.02%
Net interest income/margin on earning assets		56,825	3.45%		52,725	3.34%

Tax Equivalent Adjustment		(459)			(407)
Net interest income per consolidated financial statements		$56,366			$52,318

Average Consolidated Statements of Condition and Net Interest Analysis (Unaudited)
	Year to Date Period Ended			Year to Date Period Ended
	June 30, 2020			June 30, 2019
	Average			Average
	Balance		Average	Balance		Average
(Dollar amounts in thousands)	(YTD)	Interest	Yield/Rate	(YTD)	Interest	Yield/Rate
ASSETS
Interest-earning assets
Interest-bearing balances due from banks	$3,033	$7	0.46%	$2,232	$20	1.81%
Securities (1)
U.S. Government securities	1,197,376	12,874	2.16%	1,399,542	16,168	2.33%
State and municipal (2)	103,550	1,409	2.74%	93,872	1,264.273	2.72%
Other securities (2)	3,428	68	3.99%	3,416	81	4.78%
Total securities	1,304,354	14,351	2.21%	1,496,830	17,513	2.36%
FHLBNY and FRB stock	24,124	824	6.87%	47,349	1,672	7.12%
Total loans and leases, net of unearned income (2)(3)	5,095,414	112,348	4.43%	4,797,709	112,636	4.73%
Total interest-earning assets	6,426,925	127,530	3.99%	6,344,120	131,841	4.19%
Other assets	616,521			398,762
Total assets	7,043,446			6,742,882
LIABILITIES & EQUITY
Deposits
Interest-bearing deposits
Interest bearing checking, savings, & money market	3,436,366	6,301	0.37%	2,943,765	9,441	0.65%
Time deposits	692,354	5,674	1.65%	658,242	4,746	1.45%
Total interest-bearing deposits	4,128,720	11,975	0.58%	3,602,007	14,187	0.79%
Federal funds purchased & securities sold under agreements to repurchase	57,996	57	0.20%	63,451	77	0.24%
Other borrowings	444,988	4,735	2.14%	971,119	11,869	2.46%
Trust preferred debentures	17,071	542	6.38%	16,900	656	7.83%
Total interest-bearing liabilities	4,648,775	17,309	0.75%	4,653,477	26,789	1.16%
Noninterest bearing deposits	1,598,884			1,347,538
Accrued expenses and other liabilities	111,141			101,409
Total liabilities	6,358,800			6,102,424
Tompkins Financial Corporation Shareholders’ equity	683,206			639,015
Noncontrolling interest	1,440			1,443
Total equity	684,646			640,458

Total liabilities and equity	$7,043,446			$6,742,882
Interest rate spread			3.24%			3.03%
Net interest income/margin on earning assets		110,221	3.45%		105,052	3.34%

Tax Equivalent Adjustment		(886)			(820)
Net interest income per consolidated financial statements		$109,335			$104,232
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

Net Interest Income
Net interest income is the Company’s largest source of revenue, representing 76.6% and 75.2%, respectively, of total revenues for the three and six months ended June 30, 2020, compared to 73.9% and 73.3% for the same periods in 2019. Net interest income is dependent on the volume and composition of interest earning assets and interest-bearing liabilities and the level of market interest rates. The above table shows average interest-earning assets and interest-bearing liabilities, and the corresponding yield or cost associated with each.

Taxable-equivalent net interest income for the three months ended June 30, 2020, increased $4.0 million or 7.7% from the same period in the prior year. Taxable-equivalent net interest income for the six month period ended June 30, 2020 increased by $5.1 million or 4.9% over the six months ended June 30, 2019. The increase compared to the prior year was mainly due to lower interest expense in the three and six months ended June 30, 2020 compared to the same periods in the prior year, driven by lower market interest rates and deposit growth, which contributed to a reduction in other borrowings. Net interest income also benefited from a shift in the composition of average earning assets, with loans, which carry higher average yields than securities, comprising an increased percentage of average earning assets. For the three and six months ended June 30, 2020, average loans represented 79.8% and 79.3% of average earning assets compared to 75.8% and 75.6% for the same periods in 2019. Net interest margin for the three and six months ended June 30, 2020 was 3.45% compared to 3.34% in 2019. The improved net interest margin year-over-year was largely driven by lower funding costs, reflecting lower deposit rates and growth in deposit balances, which were used to reduce higher cost other borrowing balances. The benefit of lower funding costs were partially offset by decrease in average asset yields.

Taxable-equivalent interest income for the three and six months ended June 30, 2020, was $63.9 million and $127.5 million, respectively, down 3.9% and 3.3%, respectively, compared to the same periods in 2019. The year-over-year decrease in taxable-equivalent interest income was mainly a result of lower asset yields, partially offset by growth in average loans. Average asset yields for the first six months of 2020 were down 20 basis points compared to the first six months of 2019, which reflects the impact of reductions in market interest rates during the first six months of 2020, and the addition of the lower yielding PPP loans originated in the second quarter. Average loan balances for the three and six months ended June 30, 2020, were up $474.0 million or 9.9% and $297.7 million or 6.2%, respectively, while the average yield on loans decreased 46 basis points and 30 basis points, respectively, for the three and six months ended June 30, 2020, compared to the same periods in 2019. The increase in average loans includes the benefit of $465.6 million of PPP loans originated in the second quarter of 2020. As a result of its participation in the SBA's PPP, in the second quarter the Company recorded net deferred loan fees of $2.3 million, which are included in interest income. Average securities balances for the three and six months ended June 30, 2020, were down $173.4 million or 11.7% and $192.5 million or 12.9%, respectively, and the average yield on securities was down 17 basis points and down 15 basis points, respectively, compared to the same periods in 2019.

Interest expense for the three and six months ended June 30, 2020, decreased by $6.7 million or 48.6% and $9.5 million or 35.4%, respectively, compared to the same periods in 2019, driven mainly by decreases in rates paid on deposits and borrowings as a result of lower market interest rates. Growth in average deposit balances also resulted in a decrease in higher cost other borrowings. The average cost of interest-bearing deposits during the three and six months ended June 30, 2020 was 0.44% and 0.58%, respectively, down 40 basis points and 21 basis points, compared to the same periods in 2019. Average interest-bearing deposits for the second quarter of 2020 were up $746.4 million or 20.6% compared to the same period in 2019, while year-to-date average interest-bearing deposits were up $526.7 million or 14.6% compared to the same period in 2019. Average noninterest bearing deposits were up $431.8 million or 31.8% for the three months ended June 30, 2020 when compared to the second quarter of 2019, and for the six months ended June 30, 2020 were up $251.3 million or 18.7% with the same period in 2019. Average deposit balances benefited from $465.6 million of PPP loan originations during the second quarter of 2020, the majority of which were deposited into Tompkins checking accounts. Average other borrowings for the three and six months ended June 30, 2020 were down $557.2 million or 58.7% and $526.1 million or 54.2% compared to the same periods in 2019, mainly due to decreases in overnight borrowings with the FHLB as a result of deposit growth.

Provision for Credit Losses
The provision for credit losses represents management’s estimate of the amount necessary to maintain the allowance for credit losses at an appropriate level. Provision for credit losses in the second quarter of 2020 was a negative provision of $348,000 compared to an expense of $601,000 for the same period in 2019. Provision expense for the six months ended June 30, 2020 was $15.9 million, compared to $1.0 million for the same period in 2019. The first quarter of 2020 included provision expense of $16.3 million related to the impact of the economic shutdown related to COVID-19 on economic forecasts and other model assumptions relied upon by management in determining the allowance, as well as normal adjustments for loan growth, and changing loan portfolio and segment mix, and is due to the calculation of the allowance for credit losses in accordance with ASU 2016-13. The section captioned “Financial Condition – The Allowance for Credit Losses” below has further details on the allowance for credit losses and asset quality metrics.

Noninterest Income
Noninterest income was $17.2 million for the second quarter of 2020, which was down 7.3% compared to the second quarter of 2019, and $36.1 million for the first six months of 2020, which was down 4.7% from the same period prior year. Noninterest income represented 23.4% of total revenue for the second quarter of 2020 and 24.8% for the six months ended June 30, 2020, compared to 26.1% and 26.7% for the same periods in 2019.The reduction in fee based income in 2020 is largely related to pandemic-related travel and business restrictions, which reduced card services and service charge income, and insurance revenues.

Insurance commissions and fees, the largest component of noninterest income, were $7.3 million for the second quarter of 2020, a decrease of 6.41% from the same period prior year. For the first six months of 2020, insurance commissions and fees were down $0.5 million or 3.15% compared to the same period in 2019. The decrease in insurance revenues in the second quarter and first six months of 2020 compared to the same periods in 2019 was mainly a result of the economic slowdown and uncertainty related to the COVID-19 pandemic.

Investment services income of $3.9 million in the second quarter of 2020 was in line with the second quarter of 2019. For the first six months of 2020, investment services income was up $131,000 or 1.6% compared to the same period in 2019, mainly due to higher estate and terminating trust fees earned in 2020. Investment services income includes trust services, financial planning, wealth management services, and brokerage related services. With fees largely based on the market value and the mix of assets managed, the general direction of the stock market can have a considerable impact on fee income. The fair value of assets managed by, or in custody of, Tompkins was $3.9 billion at June 30, 2020, which was down $10.7 million or 0.3% from June 30, 2019. The fair value of assets in custody at June 30, 2020 includes $1.0 billion of Company-owned securities where Tompkins Trust Company is custodian.

Card services income for the three and six months ended June 30, 2020, was down $467,000 or 17.0% and $1.1 million or 19.4%, respectively, compared to the same periods in 2019. Debit card income, the largest component of card services income, was down $267,000 or 13.6% over the same quarter in the prior year, and down $335,000 or 9.5% over the first six months of 2019. Contributing to the decrease from the prior year was a one-time incentive payment of $500,000 (pre-tax) related to our merchant card business received in the first six months of 2019, and a decrease in transaction volume related to COVID-19.

The Company recognized gains on securities transactions of $5,000 and $448,000, respectively, for the three and six months ended June 30, 2020, compared to $284,000 and $296,000, respectively, of gains for the same periods in 2019. The year-to-date 2020 gains include $178,000 of gains on the sales of available-for-sale debt securities, $251,000 of gains on securities called during the second quarter and $14,000 of realized gains from the change in the fair value of equity securities. The sales of available-for-sale debt securities are mainly the result of general portfolio maintenance and interest rate risk management.

Other income of $2.5 million in the second quarter of 2020 was up $660,000 or 36.5% compared to the same period in 2019. For the first six months of 2020, other income of $4.6 million was up $286,000 or 6.7% compared to the same period in 2019. The increase for the second quarter and the first six months of 2020 compared to the same periods of 2019 was mainly the result of gains on sales of residential mortgage loans of $691,000 (up $671,000), and $867,000 (up $753,000), respectively.

Noninterest Expense
Noninterest expense was $46.9 million for the second quarter of 2020 and $92.6 million for the first six months of 2020, up 1.8% and 2.6%, respectively, compared to the same periods in 2019.

Expenses associated with compensation and benefits comprise the largest component of noninterest expense, representing 61.7% and 61.6% of total noninterest expense for the three and six months ended June 30, 2020. Salaries and wages expense for the three and six months ended June 30, 2020 increased by $949,000 or 4.3% and $2.3 million or 5.4%, respectively, compared to the same periods in 2019. The increases were mainly due to normal merit adjustments, increase in average full time equivalent employees, and premium pay for employees who were required to be on premise during the shutdown related to COVID-19. Employee benefits for the three and six months ended June 30, 2020, increased by $224,000 or 4.0% and $297,000 or 2.6% over the same periods in 2019, mainly as a result of higher healthcare expenses.

Other expense categories, not related to compensation and benefits, for the three and six months ended June 30, 2020 were in line compared to the same periods in 2019. Expenses for the second quarter and year to date period ended June 30, 2020, included $1.2 million and $1.7 million, respectively, related to allowance for credit losses for off-balance sheet exposures. Other expense in the second quarter of 2020 also included a loss of $675,000 related to the pending sale of real estate. Marketing expenses for the three and six months ended June 30, 2020 were down $709,000 or 43.1% and $931,000 or 33.2%, respectively, compared to the same periods in 2019. Professional fees for the three and six months ended June 30, 2020, were down $1.4 million or 49.7% and $1.5 million or 31.4%, respectively, compared to the same periods in 2019. Travel related expenses decreased for the three and six months ended June 30, 2020 when compared to the three and six months ended June 30, 2019, primarily due to limitations related to the COVID-19 shutdown and social distancing guidelines.

Income Tax Expense
The provision for income taxes was $5.5 million for an effective rate of 20.5% for the second quarter of 2020, compared to tax expense of $4.7 million and an effective rate of 19.6% for the same quarter in 2019. For the first six months of 2020, the provision for income taxes was $7.4 million for an effective rate of 20.2% compared to tax expense of $10.3 million and an effective rate of 20.3% for the same period in 2019. The effective rates differ from the U.S. statutory rate primarily due to the effect of tax-exempt income from loans, securities and life insurance assets, and the income tax effects associated with stock based compensation.

FINANCIAL CONDITION

Total assets were $7.6 billion at June 30, 2020, up $856.4 million or 12.7% from December 31, 2019. The increase in total assets was mainly in the loan portfolio. Total loan balances were $5.4 billion at June 30, 2020, up $506.7 million or 10.3% compared to the $4.9 billion reported at year-end 2019, mainly due to the addition of $465.6 million of PPP loans originated and funded in the second quarter of 2020. Total deposits were up $1.2 billion or 22.3% from December 31, 2019. Other borrowings decreased $333.1 million or 50.6% from December 31, 2019, as deposit growth was used to reduce borrowings.

Securities
As of June 30, 2020, the Company’s securities portfolio was $1.3 billion or 17.6% of total assets, compared to $1.3 billion or 19.3% of total assets at year end 2019. The following table details the composition of available-for-sale debt securities.

Available-for-Sale Debt Securities
	June 30, 2020		December 31, 2019
(In thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
U.S. Treasuries	$400	$400	$1,840	$1,840
Obligations of U.S. Government sponsored entities	268,024	279,499	367,551	$372,488
Obligations of U.S. states and political subdivisions	119,703	122,386	96,668	97,785
Mortgage-backed securities - residential, issued by
U.S. Government agencies	206,017	208,347	164,643	164,451
U.S. Government sponsored entities	704,627	722,157	660,037	659,590
U.S. corporate debt securities	2,500	2,364	2,500	2,433
Total available-for-sale debt securities	$1,301,271	$1,335,153	$1,293,239	$1,298,587

As of June 30, 2020, the available-for-sale debt securities portfolio had net unrealized gains of $33.9 million compared to net unrealized gains of $5.3 million at December 31, 2019. The increase in unrealized gains related to the available-for-sale debt securities portfolio, which reflects the amount that the fair value exceeds amortized cost, was due primarily to changes in market interest rates during the first six months of 2020. Management’s policy is to purchase investment grade securities that on average have relatively short duration, which helps mitigate interest rate risk and provides sources of liquidity without significant risk to capital.

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

The Company determined that at June 30, 2020, all impaired available-for-sale debt securities experienced a decline in fair value below the amortized cost basis due to noncredit-related factors. In addition, the Company does not intend to sell other-than-temporarily impaired investment securities that are in an unrealized loss position until recovery of unrealized losses (which may be until maturity), and it is not more-likely-than not that the Company will be required to sell the investment securities, before recovery of their amortized cost basis, which may be at maturity. Therefore, the Company carried no ACL at June 30, 2020 and there was no credit loss expense recognized by the Company with respect to the securities portfolio during the three and six months ended June 30, 2020.

Loans and Leases
Loans and leases as of the end of the second quarter and prior year-end periods were as follows:

(In thousands)	6/30/2020	12/31/2019
Commercial and industrial
Agriculture	$93,748	$105,786
Commercial and industrial other	844,388	902,275
PPP loans	465,627	0
Subtotal commercial and industrial	1,403,763	1,008,061
Commercial real estate
Construction	192,940	213,637
Agriculture	193,268	184,898
Commercial real estate other	2,152,476	2,045,030
Subtotal commercial real estate	2,538,684	2,443,565
Residential real estate
Home equity	208,323	219,245
Mortgages	1,198,633	1,158,592
Subtotal residential real estate	1,406,956	1,377,837
Consumer and other
Indirect	10,748	12,964
Consumer and other	62,345	61,446
Subtotal consumer and other	73,093	74,410
Leases	16,213	17,322
Total loans and leases	5,438,709	4,921,195
Less: unearned income and deferred costs and fees	(14,424)	(3,645)
Total loans and leases, net of unearned income and deferred costs and fees	$5,424,285	$4,917,550

Total loans and leases of $5.4 billion at June 30, 2020 were up $506.7 million or 10.3% from December 31, 2019. As of June 30, 2020, total loans and leases represented 71.5% of total assets compared to 73.1% of total assets at December 31, 2019.

Residential real estate loans, including home equity loans were $1.4 billion at June 30, 2020, up $29.1 million or 2.1% compared to December 31, 2019, and comprised 25.9% of total loans and leases at June 30, 2020. Changes in residential loan balances are impacted by the Company’s decision to retain these loans or sell them in the secondary market due to interest rate considerations. The Company’s Asset/Liability Committee meets regularly and establishes standards for selling and retaining residential real estate mortgage originations.

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

During the first six months of 2020 and 2019, the Company retained the vast majority of residential mortgage loans originated, selling $15.9 million and $9.6 million, respectively, recognizing gains on these sales of $867,000 and $114,000, respectively. These residential real estate loans were sold without recourse in accordance with standard secondary market loan sale agreements. When residential mortgage loans are sold, the Company typically retains all servicing rights, which provides the Company with a source of fee income. Mortgage servicing rights totaled $840,000 at June 30, 2020 and $805,000 at December 31, 2019.

Commercial real estate loans and commercial and industrial loans totaled $2.5 billion and $1.4 billion, respectively, and represented 46.8% and 25.9%, respectively of total loans as of June 30, 2020. The commercial real estate portfolio was up $95.1 million or 3.9% over year-end 2019, while commercial and industrial loans were up 39.3%. The increase in commercial and industrial loans over year-end included $465.6 million of PPP loans funded during the second quarter of 2020. As of June 30, 2020, agriculturally-related loans totaled $287.0 million or 5.3% of total loans and leases, compared to $290.7 million or 5.9% of total loans and leases at December 31, 2019. Agriculturally-related loans include loans to dairy farms and crop farms. Agriculturally-related loans are primarily made based on identified cash flows of the borrower with consideration given to underlying collateral, personal guarantees, and government related guarantees. Agriculturally-related loans are generally secured by the assets or property being financed or other business assets such as accounts receivable, livestock, equipment or commodities/crops.
The Company has adopted comprehensive lending policies, underwriting standards and loan review procedures. Management reviews these policies and procedures on a regular basis. The Company discussed its lending policies and underwriting guidelines for its various lending portfolios in Note 3 – “Loans and Leases” in the Notes to Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. There have been no significant changes in these policies and guidelines since the date of that report. Therefore, both new originations as well as those balances held at June 30, 2020, reflect these policies and guidelines. The Company’s Board of Directors approves the lending policies at least annually. The Company recognizes that exceptions to policy guidelines may occasionally occur and has established procedures for approving exceptions to these policy guidelines. Management has also implemented reporting systems to monitor loan originations, loan quality, concentrations of credit, loan delinquencies and nonperforming loans and potential problem loans.

The Company's loan and lease customers are located primarily in the New York and Pennsylvania communities served by its four subsidiary banks. Although operating in numerous communities in New York State and Pennsylvania, the Company is still dependent on the general economic conditions of these states and the local economic conditions of the communities within those states in which the Company does business. The suspension of business activities in our market area has led to a significant increase in unemployment rates and has had a negative effect on our customers. There continues to be a great deal of uncertainty regarding how long those conditions will continue to exist. As a result, the economic consequences of the pandemic on our market area generally and on the Company in particular continue to be difficult to quantify.

The Allowance for Credit Losses

During the first quarter of 2020, the Company adopted ASU No. 2016-13 - Financial Instruments - Credit Losses, also known as CECL. The below tables represents the allowance for credit losses calculated under the new accounting guidance as of June 30, 2020, and the prior period tables use the incurred loss methodology calculation used prior to adoption. The tables provide, as of the dates indicated, an allocation of the allowance for credit losses for inherent loan losses by type. The allocation is neither indicative of the specific amounts or the loan categories in which future charge-offs may occur, nor is it an indicator of future loss trends. The allocation of the allowance for credit losses to each category does not restrict the use of the allowance to absorb losses in any category.

(In thousands)	6/30/2020
Allowance for credit losses
Commercial and industrial	$11,113
Commercial real estate	24,286
Residential real estate	15,012
Consumer and other	1,596
Finance leases	75
Total	$52,082

(In thousands)	12/31/2019
Allowance for originated loans and leases
Commercial and industrial	$10,541
Commercial real estate	21,557
Residential real estate	6,360
Consumer and other	1,356
Total	$39,814

Allowance for acquired loans
Commercial real estate	$51
Residential real estate	$21
Consumer and other	$6
Total	$78

As a result of the adoption of ASC 326, the Company recorded a net cumulative-effect adjustment reducing the allowance for credit losses by $2.5 million from $39.9 million at December 31, 2019, to $37.4 million at January 1, 2020. As of June 30, 2020, the total allowance for credit losses was $52.1 million. The $14.7 million increase in the allowance at June 30, 2020, compared to January 1, 2020 was mainly due to a $14.9 million increase in the provision expense driven by changes in economic conditions and forecasts related to the impact of COVID-19, including forecasts of significantly slower economic growth and higher unemployment.

Asset quality metrics were generally favorable at June 30, 2020, with lower levels of nonperforming loans and leases compared to December 31, 2019. Nonperforming loans and leases were down $1.3 million or 4.0% from year end 2019 and represented 0.56% of total loans at June 30, 2020 compared to 0.64% at December 31, 2019. Loans internally-classified Special Mention or Substandard were up $2.5 million or 2.8% compared to December 31, 2019. The allowance for credit losses covered 172.62% of nonperforming loans and leases as of June 30, 2020, compared to 126.90% at December 31, 2019.

The Company’s allowance for credit losses totaled $52.1 million at June 30, 2020, which represented 0.96% of total loans, up from 0.81% at December 31, 2019, and 0.84% at June 30, 2019. The decrease in the allowance to total loans and leases ratio at June 30, 2020, from March 31, 2020 is largely due to the increase in loan balances, primarily due to the $465.6 million in PPP loans originated during the second quarter, for which no reserves have been allocated.

Activity in the Company’s allowance for credit losses during the first six months of 2020 and 2019 is illustrated in the table below.

Analysis of the Allowance for Credit Losses
(In thousands)	6/30/2020	6/30/2019
Average loans outstanding during period	$5,095,414	$4,797,710
Allowance at December 31, 2019	39,892	0
Impact of adopting ASC 326	(2,534)	0
Balance of allowance at beginning of year	37,358	43,410
LOANS CHARGED-OFF:
Commercial and industrial	1	483
Commercial real estate	1,305	3,398
Residential real estate	3	44
Consumer and other	264	381
Finance leases	0	0
Total loans charged-off	$1,573	$4,306
RECOVERIES OF LOANS PREVIOUSLY CHARGED-OFF:
Commercial and industrial	37	82
Commercial real estate	30	105
Residential real estate	163	304
Consumer and other	121	149
Finance Leases	$0	$0
Total loans recoveries	$351	$640
Net loans charged-off	1,222	3,666
Additions to allowance for credit losses charged to operations	15,946	1,046
Balance of allowance at end of period	$52,082	$40,790
Allowance for credit losses as a percentage of total loans and leases	0.96%	0.84%
Annualized net charge-offs on loans to average total loans and leases during the period	0.05%	0.15%

Net loan and lease charge-offs totaled $1.2 million for the six months ended June 30, 2020, compared to net charge-offs of $3.7 million for the same period in 2019. The first six months of 2019 included a $3.1 million write-down of one relationship in the commercial real estate portfolio. Annualized net charge-offs as a percentage of average loans and leases were 0.05% at June 30, 2020, compared to 0.15% at June 30, 2019.

The provision for credit losses in the second quarter of 2020 was a negative provision of $348,000 compared to an expense of $601,000 for the same period in 2019. Provision expense for the six months ended June 30, 2020 was $15.9 million, compared to $1.0 million for the same period in 2019. The first quarter of 2020 included provision expense of $16.3 million related to the impact of the economic shutdown related to COVID-19 on economic forecasts and other model assumptions relied upon by management in determining the allowance. Net recoveries for the three months ended June 30, 2020, were $26,000 compared to net charge-offs of $139,000 reported for the same period in 2019. Charge-offs for the year-to-date period ended June 30, 2020 were $1.2 million compared to $3.7 million for the six months ended June 30, 2019.

Analysis of Past Due and Nonperforming Loans
(In thousands)	6/30/2020	12/31/2019	6/30/2019
Loans 90 days past due and accruing
Commercial and industrial	$0	0	0
Consumer and other	0	0	0
Total loans 90 days past due and accruing	$0	0	0
Nonaccrual loans
Commercial and industrial	$2,014	$2,335	$1,874
Commercial real estate	9,217	10,789	5,539
Residential real estate	11,555	10,882	11,314
Consumer and other	397	275	179
Total nonaccrual loans	$23,183	$24,281	$18,906
Troubled debt restructurings not included above	6,988	7,154	4,889
Total nonperforming loans and leases	$30,171	$31,435	$23,795
Other real estate owned	274	428	2,229
Total nonperforming assets	$30,445	$31,863	$26,024
Allowance as a percentage of nonperforming loans and leases	172.62%	126.90%	171.42%
Total nonperforming loans and leases as percentage of total loans and leases	0.56%	0.64%	0.49%
Total nonperforming assets as percentage of total assets	0.40%	0.47%	0.39%
 1 The December 31, 2019, and June 30, 2019 columns in the above table exclude $794,000, and $1.3 million, respectively, of acquired loans that were 90 days past due and accruing interest.  At December 31, 2019 and June 30, 2019, purchased credit-impaired ("PCI") loans were excluded from past due and non-accrual loans reported because they continued to earn interest income from the accretable yield at the pool level. The PCI loan pools are accounted for as PCD loans (on a loan level basis with a related allowance for credit losses) under the CECL standard adopted at January 1, 2020 and reported in the past due loans and non-accrual loans in the table above at June 30, 2020.

Nonperforming assets include nonaccrual loans, troubled debt restructurings (“TDR”), and foreclosed real estate/other real estate owned. Total nonperforming assets of $30.4 million at June 30, 2020 were down $1.4 million or 4.5% compared to December 31, 2019, and up $4.4 million or 17.0% compared to June 30, 2019. Nonperforming assets represented 0.40% of total assets at June 30, 2020, down from 0.47% at December 31, 2019, and up from 0.39% at June 30, 2019. The Company’s ratio of nonperforming assets to total assets continues to compare favorably to our peer group’s most recent ratio of 0.49% at March 31, 2020.

Loans are considered modified in a TDR when, due to a borrower’s financial difficulties, the Company makes a concession(s) to the borrower that it would not otherwise consider and the borrower could not obtain elsewhere. These modifications may include, among others, an extension of the term of the loan, and granting a period when interest-only payments can be made, with the principal payments made over the remaining term of the loan or at maturity. TDRs are included in the above table within the following categories: “loans 90 days past due and accruing”, “nonaccrual loans”, or “troubled debt restructurings not included above”. Loans in the latter category include loans that meet the definition of a TDR but are performing in accordance with the modified terms and therefore classified as accruing loans. At June 30, 2020, the Company had $8.5 million in TDRs, and of that total $1.5 million were reported as nonaccrual and $7.0 million were considered performing and included in the table above.

As previously noted, the Company participated in the SBA PPP. This program provides borrower guarantees for lenders, as well as loan forgiveness incentives for borrowers that utilize the loan proceeds to cover employee compensation-related expenses and certain other eligible business operating costs, all in accordance with the rules and regulations established by the SBA. The Company began accepting applications for PPP loans on April 3, 2020, and had funded approximately 2,997 loans totaling about $465.6 million as of June 30, 2020.

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

The ratio of the allowance to nonperforming loans and leases (loans past due 90 days and accruing, nonaccrual loans and restructured troubled debt) was 172.62% at June 30, 2020, compared to 126.9% at December 31, 2019, and 171.42% at June 30, 2019. The Company’s nonperforming loans and leases are mostly made up of collateral dependent impaired loans with limited exposure or loans that require limited specific reserves due to the level of collateral available with respect to these loans and/or previous charge-offs.

The Company, through its internal loan review function, identified 43 commercial relationships from the loan portfolio totaling $37.6 million at June 30, 2020, that were potential problem loans. At December 31, 2019, the Company had identified 41 relationships totaling $44.0 million in the loan portfolio that were potential problem loans. Of the 43 relationships at June 30, 2020, that were Substandard, there were 11 relationships that equaled or exceeded $1.0 million, which in aggregate totaled $29.2 million, the largest of which was $4.8 million. The Company continues to monitor these potential problem relationships; however, management cannot predict the extent to which continued weak economic conditions or other factors may further impact borrowers. These loans remain in a performing status due to a variety of factors, including payment history, the value of collateral supporting the credits, and personal or government guarantees. These factors, when considered in the aggregate, give management reason to believe that the current risk exposure on these loans does not warrant accounting for these loans as nonperforming. However, these loans do exhibit certain risk factors, which have the potential to cause them to become nonperforming. Accordingly, management's attention is focused on these credits, which are reviewed on at least a quarterly basis.

Capital
Total equity was $698.0 million at June 30, 2020, an increase of $35.0 million or 5.3% from December 31, 2019. The increase reflects growth in retained earnings and a decrease in accumulated other comprehensive losses, partially offset by a decrease in additional paid-in capital resulting primarily from share repurchases.

Additional paid-in capital decreased by $3.2 million, from $338.5 million at December 31, 2019, to $335.3 million at June 30, 2020. The decrease was primarily attributable to the Company's repurchase of 71,288 shares of its common stock with an aggregate purchase price of $5.6 million pursuant to the Company's stock repurchase plan, and $506,000 related to the exercise of stock options, and grants of restricted stock. This was partially offset by $2.3 million attributed to stock-based compensation and $680,000 related to shares issued in connection with the Company's dividend reinvestment program. The 71,288 shares repurchased were purchased in the first quarter of 2020; on March 19, 2020, following the announcement of the national emergency related to the COVID-19 pandemic, the Company suspended the repurchase of shares under the Company's share repurchase program.

Retained earnings increased by $15.5 million from $370.5 million at December 31, 2019, to $386.0 million at June 30, 2020, mainly reflecting net income of $29.4 million for the year-to-date period, less dividends paid of $15.5 million and the net cumulative effect adjustment related to the adoption of ASU 2016-13 of $1.7 million. Accumulated other comprehensive loss decreased from a net loss of $43.6 million at December 31, 2019, to a net loss of $21.0 million at June 30, 2020, reflecting a $21.5 million increase in unrealized gains on available-for-sale debt securities mainly due to changes in market rates and a $1.0 million decrease related to post-retirement benefit plans.

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

Cash dividends paid in the first six months of 2020 totaled approximately $15.5 million or $1.04 per common share, representing 52.9% of year to date 2020 earnings. Dividends per common share of $1.04, represents a 4.0% increase over cash dividend of $1.00 per common share paid in the first six months of 2019.

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

The following table provides a summary of the Company’s capital ratios as of June 30, 2020:

REGULATORY CAPITAL ANALYSIS
June 30, 2020	Actual		Minimum Capital Required - Basel III Fully Phased-In		Well Capitalized Requirement
(dollar amounts in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk weighted assets)	$694,274	13.95%	$522,602	10.50%	$497,716	10.00%
Tier 1 Capital (to risk weighted assets)	$640,040	12.86%	$423,059	8.50%	$398,173	8.00%
Tier 1 Common Equity (to risk weighted assets)	$622,919	12.52%	$348,401	7.00%	$232,515	6.50%
Tier 1 Capital (to average assets)	$640,040	8.79%	$291,148	4.00%	$363,935	5.00%

As of June 30, 2020, the Company’s capital ratios exceeded the minimum required capital ratios plus the fully phased-in capital conservation buffer, and the minimum required capital ratios for well capitalized institutions. The capital levels required to be considered well capitalized, presented in the above table, are based upon prompt corrective action regulations, as amended to reflect the changes under Basel III Capital Rules.

Total capital as a percent of risk weighted assets increased to 14.0% at June 30, 2020, compared with 13.5% as of December 31, 2019. Tier 1 capital as a percent of risk weighted assets increased from 12.7% at the end of 2019 to 12.9% as of June 30, 2020. Tier 1 capital as a percent of average assets was 8.8% at June 30, 2020, which is down from 9.6% at December 31, 2019. The Tier 1 capital to average assets ratio at June 30, 2020 was negatively impacted by $465.6 million of PPP loans originated in the second quarter of 2020. Common equity Tier 1 capital was 12.5% at the end of the second quarter of 2020, up from 12.3% at the end of 2019.

As of June 30, 2020, the capital ratios for the Company’s subsidiary banks also exceeded the minimum required capital ratios plus the required conservation buffer, the minimum required capital ratios plus the fully phased-in capital conservation buffer, and the minimum required capital ratios for well capitalized institutions.

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

Deposits and Other Liabilities
Total deposits of $6.4 billion at June 30, 2020 were up $1.2 billion or 22.3% from December 31, 2019. The increase from year-end 2019 was primarily in non-interest bearing deposits, money market and savings balances and time deposits, which were up $461.7 million or 31.7%, $678.8 million or 22.0% and $24.2 million or 3.6% respectively from year-end 2019. Deposit balances benefited from the $465.6 million of PPP loan originations during the second quarter of 2020, the majority of which were deposited in Tompkins checking accounts. The growth also included $295.0 million of short-term brokered deposits. In April 2020, the Company obtained these short-term brokered deposits and actively increased liquid assets to further strengthen the Company's liquidity position in order to guard against the economic uncertainty related to the COVID-19 pandemic.

The most significant source of funding for the Company is core deposits. The Company defines core deposits as total deposits less time deposits of $250,000 or more, brokered deposits, municipal money market deposits, and reciprocal deposit relationships with municipalities. Core deposits grew by $800.1 million to $5.1 billion at June 30, 2020, from year-end 2019. Core deposits represented 79.8% of total deposits at June 30, 2020, compared to 82.3% of total deposits at December 31, 2019. Core deposit balances benefited from the $456.6 million of PPP loan originations during the second quarter of 2020. The majority of these funds were deposited into the borrowers' accounts at Tompkins.

The Company uses both retail and wholesale repurchase agreements. Retail repurchase agreements are arrangements with local customers of the Company, in which the Company agrees to sell securities to the customer with an agreement to repurchase those securities at a specified later date. Retail repurchase agreements totaled $50.9 million at June 30, 2020, and $60.3 million at December 31, 2019. Management generally views local repurchase agreements as an alternative to large time deposits.

The Company’s other borrowings totaled $325.0 million at June 30, 2020, down $333.1 million or 50.6% from $658.1 million at December 31, 2019. The decrease in borrowings was due to the seasonal growth in public deposits, core deposit growth and an increase in brokered deposits from year-end. Borrowings at June 30, 2020 included $325.0 million of FHLB term advances. Borrowings at year-end 2019 included $239.1 million in overnight advances from FHLB, $415.0 million of FHLB term advances, and a $4.0 million advance from a bank. Of the $325.0 million in FHLB term advances at June 30, 2020, $255.0 million is due in over one year.

Liquidity
As of June 30, 2020, the Company had not experienced any significant impact to our liquidity or funding capabilities as a result of the COVID-19 pandemic. As previously noted, the Company participated in the SBA's PPP program. The Company began accepting applications for PPP loans on April 3, 2020, and had funded approximately 2,997 loans totaling about $465.6 million as of June 30, 2020. The majority of the PPP loan proceeds were deposited into accounts at Tompkins, which contributed to the deposit growth in the quarter. In April 2020, the Company obtained $295.0 million of short-term brokered deposits and actively increased liquid assets to further strengthen the Company's position so that the Company can continue to guard against the economic uncertainty related to the COVID-19 pandemic. The Company has a long-standing liquidity plan in place that is designed to ensure that appropriate liquidity resources are available to fund the balance sheet. Additionally, given the uncertainties related to the impact of the COVID-19 crisis on liquidity, the Company has confirmed the availability of funds at the FHLB of NY and FHLB of Pittsburgh, completed actions required to activate participation in the Federal Reserve Bank PPP lending facility, and confirmed availability of Federal Fund lines with correspondent bank partners.

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

Core deposits, discussed above under “Deposits and Other Liabilities”, are a primary and low cost funding source obtained primarily through the Company’s branch network. In addition to core deposits, the Company uses non-core funding sources to support asset growth. These non-core funding sources include time deposits of $250,000 or more, brokered time deposits, municipal money market deposits, reciprocal deposits, bank borrowings, securities sold under agreements to repurchase and overnight and term advances from the FHLB. Rates and terms are the primary determinants of the mix of these funding sources. Non-core funding sources of $1.7 billion at June 30, 2020 increased $21.9 million or 1.3% as compared to year-end 2019. Increases in brokered money market deposits and municipal money market deposits more than offset the decrease in overnight borrowings with the FHLB. Non-core funding sources, as a percentage of total liabilities, were 24.2% at June 30, 2020, compared to 27.1% at December 31, 2019.

Non-core funding sources may require securities to be pledged against the underlying liability. Securities held at fair value were $1.1 billion at June 30, 2020 and $1.2 billion December 31, 2019, and were either pledged or sold under agreements to repurchase. Pledged securities represented 82.2% of total securities at June 30, 2020, compared to 89.7% of total securities at December 31, 2019.

Cash and cash equivalents totaled $479.1 million as of June 30, 2020 which increased from $138.0 million at December 31, 2019. Short-term investments, consisting of securities due in one year or less, decreased from $108.1 million at December 31, 2019, to $50.4 million on June 30, 2020.

Cash flow from the loan and investment portfolios provides a significant source of liquidity. These assets may have stated maturities in excess of one year, but have monthly principal reductions. Total mortgage-backed securities, at fair value, were $930.5 million at June 30, 2020 compared with $824.0 million at December 31, 2019. Outstanding principal balances of residential mortgage loans, consumer loans, and leases totaled approximately $1.5 billion at June 30, 2020, up $26.7 million or 1.8% compared with year-end 2019. Aggregate amortization from monthly payments on these assets provides significant additional cash flow to the Company.

The Company's liquidity is enhanced by ready access to national and regional wholesale funding sources including Federal funds purchased, repurchase agreements, brokered certificates of deposit, and FHLB advances. Through its subsidiary banks, the Company has borrowing relationships with the FHLB and correspondent banks, which provide secured and unsecured borrowing capacity. At June 30, 2020, the unused borrowing capacity on established lines with the FHLB was $1.7 billion.

As members of the FHLB, the Company’s subsidiary banks can use certain unencumbered mortgage-related assets and securities to secure additional borrowings from the FHLB. At June 30, 2020, total unencumbered residential mortgage loans and securities were $1.4 billion. Additional assets may also qualify as collateral for FHLB advances upon approval of the FHLB.

Non-GAAP Disclosure
The following table summarizes the Company's results of operations on a GAAP basis and on an operating (non-GAAP) basis for the periods indicated. The non-GAAP financial measures adjust GAAP measures to exclude the effects of non-operating items, such as significant nonrecurring income or expense on earnings, equity, and capital.

Reconciliation of Net Income Available to Common Shareholders/Diluted Earnings Per Share (GAAP) to Net Operating Income Available to Common Shareholders/Adjusted Diluted Earnings Per Share (Non-GAAP) and Adjusted Operating Return on Average Tangible Common Equity (Non-GAAP)
	Six Months Ended June 30,
(In thousands, except per share data)	2020	2019
Net income available to common shareholders	$29,380	$40,432
Less: income attributable to unvested stock-based compensation awards	(350)	(655)
Net income available to common shareholders (GAAP)	29,030	39,777
Diluted earnings per share (GAAP)	$1.97	$2.63

Adjustments for non-operating income and expense:
Write-down of real estate pending sale	$673	$0
Total adjustments	673	0
Tax (benefit) expense	(165)	0
Total adjustments, net of tax	508	0

Net operating income available to common shareholders (Non-GAAP)	$29,538	$39,777
Weighted average shares outstanding (diluted)	14,744,559	15,111,092
Adjusted diluted earnings per share (Non-GAAP)	$2.00	$2.63

Net income available to common shareholders (GAAP)	$29,030	$39,777
Average Tompkins Financial Corporation shareholders' equity (GAAP)	$684,458	$640,458
Return on average shareholders' equity (GAAP)	8.53%	12.52%

Net operating income available to common shareholders (Non-GAAP)	$29,538	$39,777

Amortization of intangibles	749	830
Tax expense	184	203
Amortization of intangibles, net of tax	565	627
Adjusted net income available to common shareholders' (Non-GAAP)	30,103	40,404

Average Tompkins Financial Corporation shareholders' common equity	683,206	639,015
Average goodwill and intangibles	97,511	98,860
Average Tompkins Financial Corporation shareholders' tangible common equity (Non-GAAP)	$585,695	$540,155

Adjusted operating return on average shareholders' tangible common equity (Non-GAAP)	5.14%	7.48%

Newly Adopted Accounting Standards

ASU No. 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” ASU 2016-13 requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts and requires enhanced disclosures related to the significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an organization’s portfolio. In addition, ASU 2016-13 amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. ASU 2016-13 was effective for the Company on January 1, 2020. Upon adoption, a cumulative effect adjustment for the change in the allowance for credit losses was recognized in retained earnings.  The cumulative-effect adjustment to retained earnings, net of taxes, is comprised of the impact to the allowance for credit losses on outstanding loans and leases and the impact to the liability for off-balance sheet commitments. The Company adopted ASU 2016-13 on January 1, 2020 using the modified retrospective approach. Results for the periods beginning after January 1, 2020 are presented under Accounting Standards Codification (“ASC”) 326, while prior period amounts continue to be reported in accordance with previously applicable US GAAP. The Company recorded a net increase to retained earnings of $1.7 million, upon adoption. The transition adjustment includes a decrease in the allowance for credit losses on loans of $2.5 million, and an increase in the allowance for credit losses on off-balance sheet credit exposures of $0.4 million, net of the corresponding decrease in deferred tax assets of $0.4 million.

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

The Company’s Board of Directors has set a policy that interest rate risk exposure will remain within a range whereby net interest income will not decline by more than 10% in one year as a result of a 100 basis point parallel change in rates. Based upon the simulation analysis performed as of May 31, 2020, a 200 basis point parallel upward change in interest rates over a one-year time frame would result in a one-year decrease in net interest income from the base case of approximately 3.8%, while a 100 basis point parallel decline in interest rates over a one-year period would result in an increase in one-year net interest income from the base case of 0.3%. The simulation assumes no balance sheet growth and no management action to address balance sheet mismatches.

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

The down 100 basis point scenario increases net income slightly in the first year as a result of the Company's assets repricing downward to a lesser degree than the rates on the Company's interest bearing liabilities, mainly deposits and overnight borrowings. Rates on savings and money market accounts have moved down in the last 3 months, approaching historically low levels allowing little interest expense relief in the first year of a declining rate scenario. In addition, the model assumes that prepayments accelerate in the down interest rate environment resulting in additional pressure on asset yields as proceeds are reinvested at lower rates.

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

In addition to the simulation analysis, management uses an interest rate gap measure. The table below is a Condensed Static Gap Report, which illustrates the anticipated repricing intervals of assets and liabilities as of June 30, 2020. The Company’s one-year net interest rate gap was a positive $18,000 or 0.24% of total assets at June 30, 2020, compared with a negative $173.6 million or 2.58% of total assets at December 31, 2019. A positive gap position exists when the amount of interest-bearing assets maturing or repricing exceeds the amount of interest-earning liabilities maturing or repricing within a particular time period. This analysis suggests that the Company’s net interest income is equally at risk in both an increasing and decreasing rate environment over the next 12 months. An interest rate gap measure could be significantly affected by external factors such as a rise or decline in interest rates, loan or securities prepayments, and deposit withdrawals.

Condensed Static Gap - June 30, 2020			Repricing Interval
(In thousands)	Total	0-3 months	3-6 months	6-12 months	Cumulative 12 months

Interest-earning assets[1]	$6,752,618	$1,707,123	$571,513	$807,899	$3,086,535
Interest-bearing liabilities	4,851,654	2,212,801	307,049	548,195	3,068,045
Net gap position		(505,678)	264,464	259,704	18,490
Net gap position as a percentage of total assets		(6.67)%	3.49%	3.43%	0.24%
 1 Balances of available securities are shown at amortized cost

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2020.

Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this Report on Form 10-Q, the Company's disclosure controls and procedures were effective.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings
The Company is subject to various claims and legal actions that arise in the ordinary course of conducting business. As of June 30, 2020, management, after consultation with legal counsel, does not anticipate that the aggregate ultimate liability arising out of litigation pending or threatened against the Company or its subsidiaries will be material to the Company's consolidated financial position. On at least a quarterly basis, the Company assesses its liabilities and contingencies in connection with such legal proceedings. Although the Company does not believe that the outcome of pending litigation will be material to the Company's consolidated financial position, it cannot rule out the possibility that such outcomes will be material to the consolidated results of operations for a particular reporting period in the future.

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

In December 2019, a novel coronavirus (COVID-19) was reported in China, and, in March 2020, the World Health Organization declared it a pandemic. On March 12, 2020, the President of the United States declared the COVID-19 outbreak in the United States a national emergency. The COVID-19 pandemic has caused significant economic stress in the United States and in the geographic markets that we serve. While the transmission rates of COVID-19 have slowed and business and travel restrictions have partially eased within the primary geographic markets we serve, national rates of transmission have continued to climb, and we may experience a resurgence in our geographic market. The extent to which COVID-19 and measures taken in response thereto impact our business, results of operations and financial condition will depend on future developments, which are highly uncertain and are difficult to predict. COVID-19, and governmental/regulatory measures take in response thereto, has had and is likely to continue to have a material adverse impact on our results of operations and financial condition. Moreover, COVID-19 is likely to heighten or make more likely to occur many of our known risks, which are previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

The COVID-19 pandemic, and the actions taken by federal, state and local authorities in response thereto, have resulted, and will likely continue to result in, an unprecedented slow-down in economic activity, including the following:

•As a result of the COVID-19 pandemic, the national unemployment rate and unemployment rates in our geographic markets have dramatically increased and are expected to remain elevated for the foreseeable future.
•Stock markets generally, and bank stocks in particular, have significantly fluctuated in value.
•The Federal Reserve Board has reduced the benchmark fed funds rate to a target range of 0% to 0.25%, and the yields on 10 and 30-year treasury notes remain at historic lows.
•Various state governments and federal agencies are requiring lenders to provide forbearance and other relief to borrowers (e.g., waiving late payment and other fees). The federal banking agencies have recently issued guidance providing relief from reporting loan classifications due to modifications related to the COVID-19 outbreak
•Business and travel restrictions, including within the geographic markets that we serve.

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

As a result of the COVID-19 pandemic and the elated adverse local and national economic consequences, we could be subject to any of the following risks, any of which could have a material, adverse effect on our business, financial condition, liquidity, and results of operations:

•demand for our products and services have declined and may continue to decline, making it difficult to grow assets and income;
•if the economy is unable to fully reopen, and high levels of unemployment continue for an extended period of time, loan delinquencies, problem assets, and foreclosures may increase, resulting in increased charges and reduced income;
•collateral for loans, especially real estate, may decline in value, which could cause credit losses to increase;
•we may face a decline in the value of our goodwill and other intangible assets;
•our allowance for credit losses may have to be increased if borrowers experience financial difficulties beyond forbearance periods, which will adversely affect our net income;
•our profitability could be negatively impacted if borrowers repay deferred amounts and/or resume scheduled payments under terms which are less profitable than originally agreed, all of which may be further impacted by new, changed, or extended government/regulatory expectations or requirements;
•the net worth and liquidity of loan guarantors may decline, impairing their ability to honor commitments to us;
•the decline in the Federal Reserve Board’s target federal funds rate may cause the yield on our assets to decline to a greater extent than the decline in our cost of interest-bearing liabilities, reducing our net interest margin and spread and thereby reducing our net income;
•a material decrease in net income or a net loss over several quarters could result in a further decrease in the rate of our quarterly cash dividend;
•our wealth management and trust revenues may decline with continuing market turmoil;
•a prolonged weakness in economic conditions resulting in a reduction of future projected earnings could result in our recording a valuation allowance against our current outstanding deferred tax assets;
•our cybersecurity and fraud risks may increase due to our transition to a remote work environment;
•the unavailability of a third party vendor, whom we rely on for certain services, could cause a lapse in a critical service; and
•Federal Deposit Insurance Corporation premiums may increase if the agency experiences additional resolution costs.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
	(a)	(b)	(c)	(d)
April 1, 2020 through April 30, 2020	1,634	$69.82	0	328,712
May 1, 2020 through May 31, 2020	5,028	66.32	0	328,712
June 1, 2020 through June 30, 2020	0	0.00	0	328,712
Total	6,662	$67.18	0	328,712

Included in the table above are 1,634 shares purchased in April 2020, at an average cost of $69.82, and 766 shares purchased in May 2020, at an average cost of $55.92, by the trustee of the rabbi trust established by the Company under the Company’s Stock Retainer Plan For Eligible Directors of Tompkins Financial Corporation and Participating Subsidiaries, which were part of the director deferred compensation under that plan. In addition, the table includes 4,262 shares delivered to the Company in May 2020 at an average cost of $68.19 to satisfy mandatory tax withholding requirements upon the vesting of restricted stock under the Company's 2009 Equity Plan.

On July 19, 2018, the Company's Board of Directors authorized a share repurchase plan (the "2018 Repurchase Plan") for the Company to repurchase up to 400,000 shares of the Company's common stock over the 24 months following the adoption of the plan. The 2018 Repurchase Plan could be suspended, modified or terminated by the Board of Directors at any time for any reason. Under the 2018 Repurchase Plan, the Company repurchased 393,004 shares through December 31, 2019, at an average price of $79.15.

On January 30, 2020, the Company’s Board of Directors authorized a new share repurchase plan (the “2020 Repurchase Plan”) to replace the 2018 Repurchase Plan. The 2020 Repurchase Plan provides for the repurchase of up to 400,000 shares of the Company’s common stock over the 24 months following adoption of the plan. As with the 2018 Repurchase Plan, shares may be repurchased from time to time under the 2020 Repurchase Plan in open market transactions at prevailing market prices, in privately negotiated transactions, or by other means in accordance with federal securities laws, and the repurchase program may be suspended, modified or terminated by the Board of Directors at any time for any reason. Under the 2020 Repurchase Plan, the Company repurchased 71,288 shares through March 31, 2020, at an average cost of $76.13. On March 19, 2020, following the announcement of the national emergency related to the COVID-19 pandemic, the Company suspended the purchase of shares under the 2020 Repurchase Plan, and did not purchase any shares under the 2020 Repurchase Plan during the second quarter of 2020.

Recent Sales of Unregistered Securities

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

None

Item 6.  Exhibits

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of Principal Executive Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Principal Certification of Principal Executive Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, 18 U.S.C. Section 1350.C. Section 1350

32.2	Certification of Principal Financial Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, 18 U.S.C. Section 1350

101 INS**	The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document

101 SCH**	Inline XBRL Taxonomy Extension Schema Document

101 CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101 DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document

101 LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document

101 PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the interactive date file because its XBRL tags are embedded with the inline XBRL document.

** Attached as Exhibit 101 to this report are the following formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Condition as of June 30, 2020 and December 31, 2019; (ii) Condensed Consolidated Statements of Income for the three and six months ended June 30, 2020 and 2019; (iii) Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2020 and 2019; (iv) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2020 and 2019; (v) Condensed Consolidated Statements of Changes in Shareholders' Equity for the six months ended June 30, 2020 and 2019; and (vi Notes to Unaudited Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 10, 2020

TOMPKINS FINANCIAL CORPORATION

By:	/s/ Stephen S. Romaine
Stephen S. Romaine
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Francis M. Fetsko
Francis M. Fetsko
Executive Vice President, Chief Financial Officer, and Chief Operating Officer
(Principal Financial Officer)
(Principal Accounting Officer)