Form 10-Q
period 2020-09-30
TOMPKINS FINANCIAL CORP
filed 2020-11-09
CIK 1005817

United States
Securities and Exchange Commission
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

Indicate the number of shares of the Registrant's Common Stock outstanding as of the latest practicable date: 14,931,133 shares as of November 3, 2020.

TOMPKINS FINANCIAL CORPORATION

FORM 10-Q

TOMPKINS FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CONDITION

(In thousands, except share and per share data) (Unaudited)	As of	As of
ASSETS	9/30/2020	12/31/2019
	(unaudited)	(audited)
Cash and noninterest bearing balances due from banks	$22,065	$136,010
Interest bearing balances due from banks	352,674	1,972
Cash and Cash Equivalents	374,739	137,982

Available-for-sale debt securities, at fair value (amortized cost of $1,637,255 at September 30, 2020 and $1,293,239 at December 31, 2019)	1,666,766	1,298,587
Equity securities, at fair value (amortized cost $932 at September 30, 2020 and $915 at December 31, 2019)	932	915
Total loans and leases, net of unearned income and deferred costs and fees	5,398,297	4,917,550
Less: Allowance for credit losses	52,293	39,892
Net Loans and Leases	5,346,004	4,877,658

Federal Home Loan Bank and other stock	17,919	33,695
Bank premises and equipment, net	89,015	94,355
Corporate owned life insurance	84,165	82,961
Goodwill	92,447	92,447
Other intangible assets, net	5,211	6,223
Accrued interest and other assets	117,304	100,800
Total Assets	$7,794,502	$6,725,623
LIABILITIES
Deposits:
Interest bearing:
Checking, savings and money market	3,979,253	3,080,686
Time	706,401	675,014
Noninterest bearing	1,915,584	1,457,221
Total Deposits	6,601,238	5,212,921

Federal funds purchased and securities sold under agreements to repurchase	63,573	60,346
Other borrowings	285,000	658,100
Trust preferred debentures	17,163	17,035
Other liabilities	113,917	114,167
Total Liabilities	$7,080,891	$6,062,569
EQUITY
Tompkins Financial Corporation shareholders' equity:
Common Stock - par value $0.10 per share: Authorized 25,000,000 shares; Issued: 14,962,162 at September 30, 2020; and 15,014,499 at December 31, 2019	1,496	1,501
Additional paid-in capital	337,329	338,507
Retained earnings	402,498	370,477
Accumulated other comprehensive loss	(23,864)	(43,564)
Treasury stock, at cost – 121,868 shares at September 30, 2020, and 123,956 shares at December 31, 2019	(5,355)	(5,279)
Total Tompkins Financial Corporation Shareholders’ Equity	712,104	661,642

Noncontrolling interests	1,507	1,412
Total Equity	$713,611	$663,054
Total Liabilities and Equity	$7,794,502	$6,725,623

See notes to unaudited consolidated financial statements.

TOMPKINS FINANCIAL CORPORATION
 CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Nine Months Ended
(In thousands, except per share data) (Unaudited)	9/30/2020	9/30/2019	9/30/2020	9/30/2019
INTEREST AND DIVIDEND INCOME
Loans	$57,892	$57,621	$169,639	$169,685
Due from banks	83	11	90	31
Available-for-sale debt securities	6,035	6,511	20,101	22,055
Held-to-maturity securities	0	862	0	2,583
Federal Home Loan Bank and other stock	306	770	1,130	2,442
Total Interest and Dividend Income	64,316	65,775	190,960	196,796
INTEREST EXPENSE
Time certificates of deposits of $250,000 or more	755	823	2,458	2,184
Other deposits	3,450	7,583	13,723	20,409
Federal funds purchased and securities sold under agreements to repurchase	19	34	76	110
Trust preferred debentures	216	317	758	974
Other borrowings	1,623	3,862	6,357	15,731
Total Interest Expense	6,063	12,619	23,372	39,408
Net Interest Income	58,253	53,156	167,588	157,388
Less: Provision for credit loss expense	199	1,320	16,145	2,366
Net Interest Income After Provision for Credit Loss Expense	58,054	51,836	151,443	155,022
NONINTEREST INCOME
Insurance commissions and fees	8,916	8,517	24,216	24,314
Investment services income	4,292	4,175	12,414	12,166
Service charges on deposit accounts	1,444	2,191	4,675	6,210
Card services income	2,419	2,550	6,885	8,090
Other income	1,818	1,963	6,388	6,247
Net (loss) gain on securities transactions	(2)	138	446	434
Total Noninterest Income	18,887	19,534	55,024	57,461
NONINTEREST EXPENSE
Salaries and wages	23,951	22,960	69,482	66,149
Other employee benefits	6,690	5,821	18,260	17,094
Net occupancy expense of premises	3,162	3,236	9,530	10,095
Furniture and fixture expense	1,886	1,919	5,759	5,894
Amortization of intangible assets	371	421	1,120	1,251
Other operating expense	10,289	11,298	34,826	35,451
Total Noninterest Expenses	46,349	45,655	138,977	135,934
Income Before Income Tax Expense	30,592	25,715	67,490	76,549
Income Tax Expense	6,330	5,478	13,779	15,816
Net Income Attributable to Noncontrolling Interests and Tompkins Financial Corporation	24,262	20,237	53,711	60,733
Less: Net Income Attributable to Noncontrolling Interests	32	31	101	95
Net Income Attributable to Tompkins Financial Corporation	$24,230	$20,206	$53,610	$60,638
Basic Earnings Per Share	$1.63	$1.34	$3.60	$3.99
Diluted Earnings Per Share	$1.63	$1.34	$3.59	$3.97

See notes to unaudited consolidated financial statements.

TOMPKINS FINANCIAL CORPORATION
 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended
(In thousands) (Unaudited)	9/30/2020	9/30/2019
Net income attributable to noncontrolling interests and Tompkins Financial Corporation	$24,262	$20,237
Other comprehensive (loss) income, net of tax:

Available-for-sale debt securities:
Change in net unrealized gain/(loss) during the period	(3,303)	3,111
Reclassification adjustment for net realized gain on sale of available-for-sale debt securities included in net income	0	(101)

Employee benefit plans:
Amortization of net retirement plan actuarial loss	447	310
Amortization of net retirement plan prior service cost	40	3

Other comprehensive (loss) income	(2,816)	3,323

Subtotal comprehensive income attributable to noncontrolling interests and Tompkins Financial Corporation	21,446	23,560
Less: Net income attributable to noncontrolling interests	(32)	(31)
Total comprehensive income attributable to Tompkins Financial Corporation	$21,414	$23,529

	Nine Months Ended
(In thousands) (Unaudited)	9/30/2020	9/30/2019
Net income attributable to noncontrolling interests and Tompkins Financial Corporation	$53,711	$60,733
Other comprehensive income, net of tax:

Available-for-sale debt securities:
Change in net unrealized gain/loss during the period	18,563	25,681
Reclassification adjustment for net realized gain on sale of available-for-sale debt securities included in net income	(324)	(305)

Employee benefit plans:
Amortization of net retirement plan actuarial loss	1,340	930
Amortization of net retirement plan prior service cost	121	8

Other comprehensive income	19,700	26,314

Subtotal comprehensive income attributable to noncontrolling interests and Tompkins Financial Corporation	73,411	87,047
Less: Net income attributable to noncontrolling interests	(101)	(95)
Total comprehensive income attributable to Tompkins Financial Corporation	$73,310	$86,952

See notes to unaudited consolidated financial statements.

TOMPKINS FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
(In thousands) (Unaudited)	9/30/2020	9/30/2019
OPERATING ACTIVITIES
Net income attributable to Tompkins Financial Corporation	$53,610	$60,638
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit loss expense	16,145	2,366
Depreciation and amortization of premises, equipment, and software	7,654	7,495
Amortization of intangible assets	1,120	1,251
Earnings from corporate owned life insurance	(1,617)	(1,612)
Net amortization on securities	7,233	5,425
Amortization/accretion related to purchase accounting	(743)	(1,091)
Net gain on securities transactions	(446)	(434)
Net gain on sale of loans originated for sale	(1,245)	(139)
Proceeds from sale of loans originated for sale	36,568	11,532
Loans originated for sale	(38,484)	(9,961)
Net (gain) on sale of bank premises and equipment	(3)	(110)
Net excess tax benefit from stock based compensation	118	574
Stock-based compensation expense	3,372	3,009
Increase in accrued interest receivable	(18,919)	(488)
(Decrease) in accrued interest payable	(785)	(114)
Other, net	(2,262)	(4,132)
Net Cash Provided by Operating Activities	61,316	74,209
INVESTING ACTIVITIES
Proceeds from maturities, calls and principal paydowns of available-for-sale debt securities	405,886	232,792
Proceeds from sales of available-for-sale debt securities	42,333	176,249
Proceeds from maturities, calls and principal paydowns of held-to-maturity securities	0	9,205
Purchases of available-for-sale debt securities	(799,039)	(189,940)
Purchases of held-to-maturity securities	0	(7,589)
Net increase in loans	(478,455)	(28,395)
Proceeds from sale/redemptions of Federal Home Loan Bank stock	41,169	108,289
Purchases of Federal Home Loan Bank and other stock	(25,393)	(80,908)
Proceeds from sale of bank premises and equipment	4	449
Purchases of bank premises, equipment and software	(2,894)	(4,049)
Redemption of corporate owned life insurance	446	0
Net cash used in acquisition	0	(436)
Other, net	398	4,887
Net Cash (Used in) Provided by Investing Activities	(815,545)	220,554
FINANCING ACTIVITIES
Net increase in demand, money market, and savings deposits	1,356,930	416,882
Net increase in time deposits	31,856	64,831
Net increase (decrease) in Federal funds purchased and securities sold under agreements to repurchase	3,227	(31,301)
Increase in other borrowings	74,583	252,753
Repayment of other borrowings	(447,683)	(899,828)
Cash dividends	(23,296)	(22,869)
Repurchase of common stock	(5,620)	(26,992)
Shares issued for dividend reinvestment plan	1,529	0
Net shares issued related to restricted stock awards	(292)	(385)
Net proceeds from exercise of stock options	(248)	(816)
Net Cash Provided by (Used in) Financing Activities	990,986	(247,725)
Net Increase in Cash and Cash Equivalents	236,757	47,038
Cash and cash equivalents at beginning of period	137,982	80,389
Total Cash and Cash Equivalents at End of Period	$374,739	$127,427

See notes to unaudited consolidated financial statements.

TOMPKINS FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
(In thousands) (Unaudited)	9/30/2020	9/30/2019
Supplemental Information:
Cash paid during the year for - Interest	$24,626	$40,204
Cash paid during the year for - Taxes	16,243	11,241
Transfer of loans to other real estate owned	192	774
Initial recognition of operating lease right-of-use assets	0	35,783
Initial recognition of operating lease liabilities	0	38,119
Right-of-use assets obtained in exchange for new lease liabilities	1,230	28

See notes to unaudited consolidated financial statements.

TOMPKINS FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

(In thousands except share and per share data) (Unaudited)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Non- controlling Interests	Total
Balances at July 1, 2019	$1,520	$355,284	$344,513	$(40,174)	$(4,942)	$1,476	$657,677
Net income attributable to noncontrolling interests and Tompkins Financial Corporation			20,206			31	20,237
Other comprehensive income				3,323			3,323
Total Comprehensive Income							23,560
Cash dividends ($0.50 per share)			(7,554)				(7,554)
Net exercise of stock options (2,902 shares)	0	(106)					(106)
Common stock repurchased and returned to unissued status (185,107 shares)	(18)	(14,690)					(14,708)
Stock-based compensation expense		997					997
Directors deferred compensation plan ((2,027) shares)		169			(169)		0
Restricted stock activity ((2,764) shares)	(1)	0					(1)
Balances at September 30, 2019	$1,501	$341,654	$357,165	$(36,851)	$(5,111)	$1,507	$659,865

Balances at July 1, 2020	$1,495	$335,268	$386,025	$(21,048)	$(5,187)	$1,476	$698,029
Net income attributable to noncontrolling interests and Tompkins Financial Corporation			24,230			32	24,262
Other comprehensive loss				(2,816)			(2,816)
Total Comprehensive Income							21,446
Cash dividends ($0.52 per share)			(7,757)				(7,757)
Net exercise of stock options (417 shares)		(32)					(32)
Shares issued for dividend reinvestment plan (12,723 shares)	1	847					848
Stock-based compensation expense		1,078					1,078
Directors deferred compensation plan (2,776 shares)		168			(168)		0
Restricted stock activity ((1,346) shares)							0
Partial repurchase of noncontrolling interest						(1)	(1)
Balances at September 30, 2020	$1,496	$337,329	$402,498	$(23,864)	$(5,355)	$1,507	$713,611

(In thousands except share and per share data)(Unaudited)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Non- controlling Interests	Total
Balances at January 1, 2019	$1,535	$366,595	$319,396	$(63,165)	$(4,902)	$1,412	$620,871
Net income attributable to noncontrolling interests and Tompkins Financial Corporation			60,638			95	60,733
Other comprehensive income				26,314			26,314
Total Comprehensive Income							87,047
Cash dividends ($1.00 per share)			(22,869)				(22,869)
Net exercise of stock options (15,201 shares)	1	(817)					(816)
Common stock repurchased and returned to unissued status (340,200 shares)	(34)	(26,958)					(26,992)
Stock-based compensation expense		3,009					3,009
Directors deferred compensation plan ((347) shares)		209			(209)		0
Restricted stock activity ((11,628) shares)	(1)	(384)					(385)
Balances at September 30, 2019	$1,501	$341,654	$357,165	$(36,851)	$(5,111)	$1,507	$659,865

Balances at January 1, 2020	$1,501	$338,507	$370,477	$(43,564)	$(5,279)	$1,412	$663,054
Impact of adoption of ASU 2016-13			1,707				1,707
Net income attributable to noncontrolling interests and Tompkins Financial Corporation			53,610			101	53,711
Other comprehensive income				19,700			19,700
Total Comprehensive Income							73,411
Cash dividends ($1.56 per share)			(23,296)				(23,296)
Net exercise of stock options (3,605 shares)		(248)					(248)
Common stock repurchased and returned to unissued status (71,288 shares)	(7)	(5,613)					(5,620)
Shares issued for dividend reinvestment plan (24,752 shares)	2	1,527					1,529
Stock-based compensation expense		3,372					3,372
Directors deferred compensation plan ((2,088) shares)		76			(76)		0
Restricted stock activity ((9,406) shares)		(292)					(292)
Partial repurchase of noncontrolling interest						(6)	(6)
Balances at September 30, 2020	$1,496	$337,329	$402,498	$(23,864)	$(5,355)	$1,507	$713,611

See notes to unaudited consolidated financial statements

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. Business

Tompkins Financial Corporation (“Tompkins” or the “Company”) is headquartered in Ithaca, New York and is registered as a Financial Holding Company with the Federal Reserve Board under the Bank Holding Company Act of 1956, as amended. The Company is a locally oriented, community-based financial services organization that offers a full array of products and services, including commercial and consumer banking, leasing, trust and investment management, financial planning and wealth management, and insurance services. At September 30, 2020, the Company’s subsidiaries included: four wholly-owned banking subsidiaries, Tompkins Trust Company (the “Trust Company”), The Bank of Castile (DBA Tompkins Bank of Castile), Mahopac Bank (DBA Tompkins Mahopac Bank), VIST Bank (DBA Tompkins VIST Bank); and a wholly-owned insurance agency subsidiary, Tompkins Insurance Agencies, Inc. (“Tompkins Insurance”). The Trust Company provides a full array of trust and investment services under the Tompkins Financial Advisors brand, including investment management, trust and estate, financial and tax planning as well as life, disability and long-term care insurance services. The Company’s principal offices are located at 118 E. Seneca Street, P.O. Box 460, Ithaca, New York, 14850, and its telephone number is (888) 503-5753. The Company’s common stock is traded on the NYSE American under the symbol “TMP.”

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

2. Basis of Presentation

The unaudited consolidated financial statements included in this quarterly report do not include all of the information and footnotes required by U.S. Generally Accepted Accounting Principles ("GAAP") for a full year presentation and certain disclosures have been condensed or omitted in accordance with rules and regulations of the SEC. In the application of certain accounting policies, management is required to make assumptions regarding the effect of matters that are inherently uncertain. These estimates and assumptions affect the reported amounts of certain assets, liabilities, revenues, and expenses in the unaudited consolidated financial statements. Different amounts could be reported under different conditions, or if different assumptions were used in the application of these accounting policies. The accounting policies that management considers critical in this respect are the determination of the allowance for credit losses and the review of its securities portfolio for other than temporary impairment.

In management’s opinion, the unaudited consolidated financial statements reflect all adjustments of a normal recurring nature. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year ended December 31, 2020. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. Effective January 1, 2020, the Company adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”). ASU 2016-13 makes significant changes to the accounting for credit losses on financial instruments presented on an amortized cost basis and disclosures about them. These changes are discussed below, under "Impact of Adoption of ASU 2016-13".

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

The consolidated financial information included herein combines the results of operations, the assets, liabilities, and shareholders’ equity of the Company and its subsidiaries. Amounts in the prior periods’ unaudited consolidated financial statements are reclassified when necessary to conform to the current periods’ presentation. All significant intercompany balances and transactions are eliminated in consolidation.

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

Discounted Cash Flow Method
The Company uses the discounted cash flow method to estimate expected credit losses for the commercial, commercial real estate, residential, home equity, and consumer loan pools. For each of these loan segments, the Company generates cash flow projections at the instrument level wherein payment expectations are adjusted for estimated prepayment speed, curtailments, time to recovery, probability of default, and loss given default. The modeling of expected prepayment speeds, and time to recovery are based on historical internal data.

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

The model also considers the need to qualitatively adjust expected loss estimates for information not already captured in the loss estimation process. These qualitative factors include, but are not limited to, those suggested by the Interagency Policy Statement on Allowances for Credit Losses. These qualitative factor adjustments may increase or decrease the Company's estimate of expected credit losses.

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

3. Securities

Available-for-Sale Debt Securities
The following table summarizes available-for-sale debt securities held by the Company at September 30, 2020:

	Available-for-Sale Debt Securities
September 30, 2020	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(In thousands)
Obligations of U.S. Government sponsored entities	602,417	10,881	817	612,481
Obligations of U.S. states and political subdivisions	126,593	2,840	175	129,258
Mortgage-backed securities – residential, issued by
U.S. Government agencies	205,507	2,981	987	207,501
U.S. Government sponsored entities	700,238	15,785	863	715,160
U.S. corporate debt securities	2,500	0	134	2,366
Total available-for-sale debt securities	$1,637,255	$32,487	$2,976	$1,666,766

 The following table summarizes available-for-sale debt securities held by the Company at December 31, 2019:

	Available-for-Sale Debt Securities
December 31, 2019	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(In thousands)
U.S. Treasuries	$1,840	$0	$0	$1,840
Obligations of U.S. Government sponsored entities	367,551	5,021	84	372,488
Obligations of U.S. states and political subdivisions	96,668	1,178	61	97,785
Mortgage-backed securities – residential, issued by
U.S. Government agencies	164,643	1,327	1,519	164,451
U.S. Government sponsored entities	660,037	2,940	3,387	659,590
U.S. corporate debt securities	2,500	0	67	2,433
Total available-for-sale debt securities	$1,293,239	$10,466	$5,118	$1,298,587

The available-for-sale portfolio also includes callable securities that may be called by the issuer prior to maturity. The Company may from time to time sell debt securities from its available-for-sale portfolio. Realized gains on available-for-sale debt securities were $0 and $429,000 for the three and nine months ended September 30, 2020 and $133,000 and $999,000 for the three and nine months ended September 30, 2019. Realized losses on available-for-sale debt securities were $0 for the three and nine months ended September 30, 2020 and $0 and $595,000 for the three and nine months ended September 30, 2019. Proceeds from the sale of available-for-sale debt securities were $0 and $42.3 million for the three and nine months ended September 30, 2020, and $24.2 million and $176.2 million for the three and nine months ended September 30, 2019. Sales of available-for-sale investment securities were the result of general investment portfolio and interest rate risk management. The Company also recognized net losses of $2,000 and net gains of $17,000 for the three and nine months ended September 30, 2020, on equity securities, reflecting the change in fair value.

The following table summarizes available-for-sale debt securities that had unrealized losses at September 30, 2020.

	Less than 12 Months		12 Months or Longer		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of U.S. Government sponsored entities	$303,834	$817	$0	$0	$303,834	$817
Obligations of U.S. states and political subdivisions	15,328	175	0	0	15,328	175
Mortgage-backed securities – residential, issued by
U.S. Government agencies	46,990	736	2,978	251	49,968	987
U.S. Government sponsored entities	111,120	794	5,512	69	116,632	863
U.S. corporate debt securities	0	0	2,366	134	2,366	134
Total available-for-sale debt securities	$477,272	$2,522	$10,856	$454	$488,128	$2,976

The following table summarizes available-for-sale debt securities that had unrealized losses at December 31, 2019.

	Less than 12 Months		12 Months or Longer		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of U.S. Government sponsored entities	$18,654	$76	$3,479	$8	$22,133	$84
Obligations of U.S. states and political subdivisions	10,456	54	2,300	7	12,756	61
Mortgage-backed securities – residential, issued by
U.S. Government agencies	54,846	489	45,999	1,030	100,845	1,519
U.S. Government sponsored entities	157,801	752	233,999	2,635	391,800	3,387
U.S. corporate debt securities	0	0	2,433	67	2,433	67
Total available-for-sale debt securities	$241,757	$1,371	$288,210	$3,747	$529,967	$5,118

The Company evaluates available-for-sale debt securities for expected credit losses (“ECL”) in unrealized loss positions at each measurement date to determine whether the decline in the fair value below the amortized cost basis (impairment) is due to credit-related factors or noncredit-related factors.

Factors that may be indicative of ECL include, but are not limited to, the following:

• Extent to which the fair value is less than the amortized cost basis.
• Adverse conditions specifically related to the security, an industry, or geographic area (changes in technology, business practice).
• Payment structure of the debt security with respect to underlying issuer or obligor.
• Failure of the issuer to make scheduled payment of principal and/or interest.
• Changes to the rating of a security or issuer by a nationally recognized statistical rating organization.
• Changes in tax or regulatory guidelines that impact a security or underlying issuer.

For available for sale debt securities in an unrealized loss position, the Company evaluates the securities to determine whether the decline in the fair value below the amortized cost basis (technical impairment) is the result of changes in interest rates or reflects a fundamental change in the credit worthiness of the underlying issuer. Any impairment that is not credit related is recognized in other comprehensive income, net of applicable taxes. Credit-related impairment is recognized as an allowance for credit losses (“ACL”) on the balance sheet, limited to the amount by which the amortized cost basis exceeds the fair value, with a corresponding adjustment to earnings. Both the ACL and the adjustment to net income may be reversed if conditions change.

The gross unrealized losses reported for residential mortgage-backed securities relate to investment securities issued by U.S. government sponsored entities such as Federal National Mortgage Association, Federal Home Loan Mortgage Corporation, and

U.S. government agencies such as Government National Mortgage Association. The total gross unrealized losses, shown in the tables above, were primarily attributable to changes in interest rates and levels of market liquidity, relative to when the investment securities were purchased, and not due to the credit-related quality of the investment securities. In addition, the Company maintains the ability and intent to hold these positions until the recovery of unrealized losses and does not believe that the Company would be required to sell any securities currently in an unrealized loss position.

The amortized cost and estimated fair value of debt securities by contractual maturity are shown in the following table. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Mortgage-backed securities are shown separately since they are not due at a single maturity date.

September 30, 2020
(In thousands)	Amortized Cost	Fair Value
Available-for-sale debt securities:
Due in one year or less	$53,447	$54,083
Due after one year through five years	391,466	401,757
Due after five years through ten years	221,525	222,846
Due after ten years	65,072	65,419
Total	731,510	744,105
Mortgage-backed securities	905,745	922,661
Total available-for-sale debt securities	$1,637,255	$1,666,766

December 31, 2019
(In thousands)	Amortized Cost	Fair Value
Available-for-sale debt securities:
Due in one year or less	$107,975	$108,089
Due after one year through five years	270,477	274,798
Due after five years through ten years	77,710	79,165
Due after ten years	12,397	12,494
Total	468,559	474,546
Mortgage-backed securities	824,680	824,041
Total available-for-sale debt securities	$1,293,239	$1,298,587

The Company also holds non-marketable Federal Home Loan Bank New York (“FHLBNY”) stock, non-marketable Federal Home Loan Bank Pittsburgh (“FHLBPITT”) stock and non-marketable Atlantic Community Bankers Bank ("ACBB") stock, all of which are required to be held for regulatory purposes and for borrowing availability. The required investment in FHLB stock is tied to the Company’s borrowing levels with the FHLB. Holdings of FHLBNY stock, FHLBPITT stock, and ACBB stock totaled $11.9 million, $5.9 million and $95,000 at September 30, 2020, respectively. These securities are carried at par, which is also cost. The FHLBNY and FHLBPITT continue to pay dividends and repurchase stock. Quarterly, we evaluate our investment in the FHLB for impairment. We evaluate recent and long-term operating performance, liquidity, funding and capital positions, stock repurchase history, dividend history and impact of legislative and regulatory changes. Based on our most recent evaluation, as of September 30, 2020, we have determined that no impairment write-downs are currently required.

4. Loans and Leases
Loans and leases at September 30, 2020 and December 31, 2019 were as follows:

(In thousands)	9/30/2020	12/31/2019
Commercial and industrial
Agriculture	$89,068	$105,786
Commercial and industrial other	790,749	902,275
PPP loans*	464,058	0
Subtotal commercial and industrial	1,343,875	1,008,061
Commercial real estate
Construction	182,605	213,637
Agriculture	198,049	184,898
Commercial real estate other	2,161,954	2,045,030
Subtotal commercial real estate	2,542,608	2,443,565
Residential real estate
Home equity	206,456	219,245
Mortgages	1,228,629	1,158,592
Subtotal residential real estate	1,435,085	1,377,837
Consumer and other
Indirect	9,534	12,964
Consumer and other	64,346	61,446
Subtotal consumer and other	73,880	74,410
Leases	14,877	17,322
Total loans and leases	5,410,325	4,921,195
Less: unearned income and deferred costs and fees	(12,028)	(3,645)
Total loans and leases, net of unearned income and deferred costs and fees	$5,398,297	$4,917,550
*Paycheck Protection Program ("PPP")

The Company has adopted comprehensive lending policies, underwriting standards and loan review procedures. Management reviews these policies and procedures on a regular basis. The Company discussed its lending policies and underwriting guidelines for its various lending portfolios in Note 3 – “Loans and Leases” in the Notes to Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. There have been no significant changes in these policies and guidelines since the date of that report. As such, these policies are reflective of new originations as well as those balances held at September 30, 2020. The Company’s Board of Directors approves the lending policies at least annually. The Company recognizes that exceptions to policy guidelines may occasionally occur and has established procedures for approving exceptions to these policy guidelines. Management has also implemented reporting systems to monitor loan origination, loan quality, concentrations of credit, loan delinquencies and nonperforming loans and potential problem loans.

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

The below table is an age analysis of past due loans, segregated by class of loans, as of September 30, 2020 and December 31, 2019.

September 30, 2020
(In thousands)	30-59 Days	60-89 Days	90 Days or More	Total Past Due	Current Loans	Total Loans
Loans and Leases
Commercial and industrial
Agriculture	$0	$0	$0	$0	$89,068	$89,068
Commercial and industrial other	923	96	1,443	2,462	788,287	790,749
PPP loans*	0	0	0	0	464,058	464,058
Subtotal commercial and industrial	923	96	1,443	2,462	1,341,413	1,343,875
Commercial real estate
Construction	0	0	0	0	182,605	182,605
Agriculture	0	0	0	0	198,049	198,049
Commercial real estate other	2,255	1,079	12,477	15,811	2,146,143	2,161,954
Subtotal commercial real estate	2,255	1,079	12,477	15,811	2,526,797	2,542,608
Residential real estate
Home equity	475	135	1,079	1,689	204,767	206,456
Mortgages	482	1,183	2,649	4,314	1,224,315	1,228,629
Subtotal residential real estate	957	1,318	3,728	6,003	1,429,082	1,435,085
Consumer and other
Indirect	86	32	57	175	9,359	9,534
Consumer and other	119	10	154	283	64,063	64,346
Subtotal consumer and other	205	42	211	458	73,422	73,880
Leases	0	0	0	0	14,877	14,877
Total loans and leases	4,340	2,535	17,859	24,734	5,385,591	5,410,325
Less: unearned income and deferred costs and fees	0	0	0	0	(12,028)	(12,028)
Total loans and leases, net of unearned income and deferred costs and fees	$4,340	$2,535	$17,859	$24,734	$5,373,563	$5,398,297

December 31, 2019
(In thousands)	30-89 Days	90 Days or More	Current Loans	Total Loans	90 days and accruing[1]	Nonaccrual
Loans and Leases
Commercial and industrial
Agriculture	$0	$65	$105,721	$105,786	$0	$0
Commercial and industrial other	413	2,081	899,781	902,275	2	2,335
Subtotal commercial and industrial	413	2,146	1,005,502	1,008,061	2	2,335
Commercial real estate
Construction	0	0	213,637	213,637	0	0
Agriculture	0	0	184,898	184,898	0	0
Commercial real estate other	1,140	10,780	2,033,110	2,045,030	542	10,789
Subtotal commercial real estate	1,140	10,780	2,431,645	2,443,565	542	10,789
Residential real estate
Home equity	348	727	218,170	219,245	55	2,796
Mortgages	1,344	3,985	1,153,263	1,158,592	195	8,086
Subtotal residential real estate	1,692	4,712	1,371,433	1,377,837	250	10,882
Consumer and other
Indirect	312	60	12,592	12,964	0	117
Consumer and other	167	66	61,213	61,446	0	158
Subtotal consumer and other	479	126	73,805	74,410	0	275
Leases	0	0	17,322	17,322	0	0
Total loans and leases	3,724	17,764	4,899,707	4,921,195	794	24,281
Less: unearned income and deferred costs and fees	0	0	(3,645)	(3,645)	0	0
Total loans and leases, net of unearned income and deferred costs and fees	$3,724	$17,764	$4,896,062	$4,917,550	$794	$24,281
1 Includes acquired loans that were recorded at fair value at the acquisition date.

The following table presents the amortized cost basis of loans on nonaccrual status and the amortized cost basis of loans on nonaccrual status for which there was no related allowance for credit losses. The below table is an age analysis of nonaccrual loans, segregated by class of loans, as of September 30, 2020.

(In thousands)	Nonaccrual Loans with no Allowance for Credit Losses	Nonaccrual Loans	Loans Past Due Over 89 Days and Accruing
Loans and Leases
Commercial and industrial
Commercial and industrial other	$1,469	$1,636	$0
Subtotal commercial and industrial	1,469	1,636	0
Commercial real estate
Agriculture	120	120	0
Commercial real estate other	10,092	12,657	0
Subtotal commercial real estate	10,212	12,777	0
Residential real estate
Home equity	2,793	2,793	0
Mortgages	9,410	9,410	0
Subtotal residential real estate	12,203	12,203	0
Consumer and other
Indirect	144	144	0
Consumer and other	184	184	0
Subtotal consumer and other	328	328	0
Leases	0	0	0
Total loans and leases	$24,212	$26,944	$0

The Company recognized $0 of interest income on nonaccrual loans during the three and nine months ended September 30, 2020.

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

Since the methodology is based upon historical experience and trends, current conditions, and reasonable and supportable forecasts, as well as management’s judgment, factors may arise that result in different estimates. While management’s evaluation of the allowance as of September 30, 2020, considers the allowance to be appropriate, under adversely different conditions or assumptions, the Company would need to increase or decrease the allowance. In addition, various federal and State regulatory agencies, as part of their examination process, review the Company's allowance and may require the Company to recognize additions to the allowance bases on their judgements and information available to them at the time of their examinations.

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

The following table details activity in the allowance for credit losses on loans for the three and nine months ended September 30, 2020 and 2019. As previously discussed, the Company adopted ASU 2016-13 on January 1, 2020 using the modified retrospective approach. Results for the periods beginning after January 1, 2020 are presented under ASC 326, while prior period amounts continue to be reported in accordance with previously applicable U.S. GAAP. The transition adjustment included a decrease in the allowance of $2.5 million. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

Three Months Ended September 30, 2020
(In thousands)	Commercial & Industrial	Commercial Real Estate	Residential Real Estate	Consumer and Other	Finance Leases	Total
Allowance for credit losses:
Beginning balance	$11,113	$24,286	$15,012	$1,596	$75	$52,082
Charge-offs	0	0	(30)	(145)	0	(175)
Recoveries	89	9	16	73	0	187
Provision (credit) for credit loss expense	(3,918)	4,264	(65)	(75)	(7)	199
Ending Balance	$7,284	$28,559	$14,933	$1,449	$68	$52,293

Three Months Ended September 30, 2019
(In thousands)	Commercial & Industrial	Commercial Real Estate	Residential Real Estate	Consumer and Other	Finance Leases	Total
Allowance for credit losses:
Beginning balance	$11,543	$21,005	$6,897	$1,345	$0	$40,790
Charge-offs	(6)	(551)	(87)	(190)	0	(834)
Recoveries	10	2	15	68	0	95
Provision (credit) for credit loss expense	(256)	2,143	(733)	166	0	1,320
Ending Balance	$11,291	$22,599	$6,092	$1,389	$0	$41,371

Nine Months Ended September 30, 2020
(In thousands)	Commercial & Industrial	Commercial Real Estate	Residential Real Estate	Consumer and Other	Finance Leases	Total
Allowance for credit losses:
Beginning balance, prior to adoption of ASC 326	$10,541	$21,608	$6,381	$1,362	$0	$39,892
Impact of adopting ASC 326	(2,008)	(5,917)	4,459	850	82	(2,534)
Charge-offs	(1)	(1,305)	(33)	(409)	0	(1,748)
Recoveries	125	40	178	195	0	538
Provision (credit) for credit loss expense	(1,373)	14,133	3,948	(549)	(14)	16,145
Ending Balance	$7,284	$28,559	$14,933	$1,449	$68	$52,293

Nine Months Ended September 30, 2019
(In thousands)	Commercial & Industrial	Commercial Real Estate	Residential Real Estate	Consumer and Other	Finance Leases	Total
Allowance for credit losses:
Beginning balance	$11,272	$23,483	$7,345	$1,310	$0	$43,410

Charge-offs	(489)	(3,949)	(131)	(571)	0	(5,140)
Recoveries	92	107	319	217	0	735
Provision (credit) for credit loss expense	416	2,958	(1,441)	433	0	2,366
Ending Balance	$11,291	$22,599	$6,092	$1,389	$0	$41,371

The following table presents the amortized cost basis of collateral dependent loans, which are individually evaluated to determine expected credit losses, and the related allowance for credit losses allocated to these loans:

(In thousands)	Real Estate	Business Assets	Other	Total	ACL Allocation
September 30, 2020
Commercial and Industrial	$33	$507	$50	$590	$48
Commercial Real Estate	8,085	0	0	8,085	436
Commercial Real Estate - Agriculture	1,559	0	0	1,559	0
Residential - Mortgages	384	0	0	384	2
Total	$10,061	$507	$50	$10,618	$486

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

The following table presents average impaired loans, as determined in accordance with ASC 310, prior to the adoption of ASU 2016-13, and interest recognized on such loans, for the three months ended September 30, 2019:

	Three Months Ended September 30, 2019
(In thousands)	Average Recorded Investment	Interest Income Recognized
Originated loans and leases with no related allowance

Commercial & industrial
Commercial and industrial other	$1,505	$0
Commercial real estate
Commercial real estate other	7,380	0
Residential real estate
Home equity	3,963	0
Subtotal	$12,848	$0

Originated loans and leases with related allowance

Commercial & industrial
Commercial and industrial other	273	0
Commercial real estate
Commercial real estate other	1,708	0
Subtotal	$1,981	$0
Total	$14,829	$0

	Three Months Ended September 30, 2019
(In thousands)	Average Recorded Investment	Interest Income Recognized
Acquired loans and leases with no related allowance

Commercial & industrial
Commercial and industrial other	$29	$0
Commercial real estate
Commercial real estate other	857	0
Residential real estate
Home equity	2,585	0
Total	$3,471	$0

The average recorded investment and interest income recognized on impaired loans for the nine months ended September 30, 2019 was as follows:

	Nine Months Ended September 30, 2019
(In thousands)	Average Recorded Investment	Interest Income Recognized
Originated loans and leases with no related allowance

Commercial & industrial
Commercial and industrial other	$2,123	$0
Commercial real estate
Commercial real estate other	6,509	0
Residential real estate
Home equity	3,978	0
Subtotal	$12,610	$0

Originated loans and leases with related allowance

Commercial & industrial
Commercial and industrial other	154	0
Commercial real estate
Commercial real estate other	757	0
Subtotal	$911	$0
Total	$13,521	$0

	Nine Months Ended September 30, 2019
(In thousands)	Average Recorded Investment	Interest Income Recognized
Acquired loans and leases with no related allowance

Commercial & industrial
Commercial and industrial other	$28	$0
Commercial real estate
Commercial real estate other	834	0
Residential real estate
Home equity	2,606	0
Total	$3,468	$0

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

The following tables present information on loans modified in troubled debt restructuring during the periods indicated. Post-modification amounts are presented as of September 30, 2020 and 2019.

	Three Months Ended
September 30, 2020				Defaulted TDRs[2]
(In thousands)	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Loans	Post-Modification Outstanding Recorded Investment
Commercial real estate
Commercial real estate other[1]	1	$196	$196	0	$0
Consumer and other
Consumer and other[1]	1	$4	$4	$0	$0
Total	2	$200	$200	0	$0
 1 Represents the following concessions:  extension of term and reduction of rate.
2 TDRs that defaulted during the three months ended September 30, 2020 that were restructured in the prior twelve months.

	Three Months Ended
September 30, 2019				Defaulted TDRs[2]
(In thousands)	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Loans	Post-Modification Outstanding Recorded Investment
Commercial and Industrial
Commercial and industrial other[1]	1	$9	$9	0	$0
Commercial real estate
Commercial real estate other[1]	1	$1,577	$1,577	0	$0
Residential real estate
Home equity[1]	0	$0	$0	$1	$93
Total	2	$1,586	$1,586	1	$93
 1 Represents the following concessions:  extension of term and reduction of rate.
2 TDRs that defaulted during the three months ended September 30, 2019 that were restructured in the prior twelve months.

	Nine Months Ended
September 30, 2020				Defaulted TDRs[2]
(In thousands)	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Loans	Post- Modification Outstanding Recorded Investment
Commercial & industrial
Commercial and industrial other[1]	0	$0	$0	0	$0
Commercial real estate
Commercial real estate other[1]	1	196	196	1	37
Residential real estate
Home equity[1]	2	121	121	1	87
Consumer and other
Consumer and other[1]	1	$4	$4	0	$0
Total	4	$321	$321	2	$124
1 Represents the following concessions:  extension of term and reduction of rate.
2 TDRs that defaulted during the nine months ended September 30, 2020 that were restructured in the prior twelve months.

	Nine Months Ended
September 30, 2019				Defaulted TDRs[2]
(In thousands)	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Loans	Post- Modification Outstanding Recorded Investment
Commercial & industrial
Commercial and industrial other[1]	2	$604	$604	0	$0
Commercial real estate
Commercial real estate other[1]	1	$1,577	$1,577	0	$0
Residential real estate
Home equity[1]	1	$168	$168	1	$93
Total	4	$2,349	$2,349	1	$93
1 Represents the following concessions:  extension of term and reduction of rate.
2 TDRs that defaulted during the nine months ended September 30, 2019 that were restructured in the prior twelve months.

The following table presents credit quality indicators by total loans on an amortized cost basis by origination year as of September 30, 2020.

(In thousands)	2020	2019	2018	2017	2016	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total Loans

Commercial & Industrial - Other:
Pass	$61,772	$78,283	$61,289	$65,282	$38,317	$303,190	$160,124	$11,790	$780,047
Special Mention	69	494	529	1,281	2,458	26	1,456	0	6,313
Substandard	42	60	999	265	312	879	1,832	0	4,389
Total Commercial & Industrial - Other	$61,883	$78,837	$62,817	$66,828	$41,087	$304,095	$163,412	$11,790	$790,749

Commercial and Industrial - PPP:
Pass	$464,058	$0	$0	$0	$0	$0	$0	$0	$464,058
Special Mention	$0	$0	$0	$0	$0	$0	$0	$0	$0
Substandard	$0	$0	$0	$0	$0	$0	$0	$0	$0
Total Commercial and Industrial - PPP	$464,058	$0	$0	$0	$0	$0	$0	$0	$464,058

Commercial and Industrial - Agriculture:
Pass	$11,203	$9,128	$13,160	$7,060	$3,857	$2,934	$33,800	$467	$81,609
Special Mention	0	0	59	771	0	0	1,681	0	2,511
Substandard	100	91	0	220	0	2,309	2,228	0	4,948
Total Commercial and Industrial - Agriculture	$11,303	$9,219	$13,219	$8,051	$3,857	$5,243	$37,709	$467	$89,068

Commercial Real Estate
Pass	$157,664	$234,828	$240,343	$246,787	$304,856	$732,205	$65,076	$44,039	$2,025,798
Special Mention	0	14,439	19,172	6,869	34,367	30,733	526	0	106,106
Substandard	349	1,700	739	3,608	924	22,385	345	0	30,050
Total Commercial Real Estate	$158,013	$250,967	$260,254	$257,264	$340,147	$785,322	$65,947	$44,039	$2,161,954

Commercial Real Estate - Agriculture:
Pass	$16,925	$35,850	$44,991	$21,833	$17,562	$45,966	$121	$5,655	$188,903
Special Mention	1,516	0	579	1,379	1,064	150	0	0	4,688
Substandard	0	0	0	1,779	718	1,569	392	0	4,458
Total Commercial Real Estate - Agriculture	$18,441	$35,850	$45,570	$24,991	$19,344	$47,685	$513	$5,655	$198,049

Commercial Real Estate - Construction
Pass	$12,983	$22,285	$8,019	$2,629	$2,018	$8,324	$107,970	$15,434	$179,662
Special Mention	0	0	0	0	0	529	2,085	0	2,614
Substandard	0	0	0	0	0	329	0	0	329
Total Commercial Real Estate - Construction	$12,983	$22,285	$8,019	$2,629	$2,018	$9,182	$110,055	$15,434	$182,605

The following table presents credit quality indicators by total loans on an amortized cost basis by origination year as of September 30, 2020, continued.

(In thousands)	2020	2019	2018	2017	2016	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total Loans

Residential - Home Equity
Performing	$1,297	$2,801	$1,235	$2,088	$823	$1,573	$192,549	$1,297	$203,663
Nonperforming	0	18	0	0	197	390	2,188	0	2,793
Total Residential - Home Equity	$1,297	$2,819	$1,235	$2,088	$1,020	$1,963	$194,737	$1,297	$206,456

Residential - Mortgages
Performing	$232,860	$198,718	$129,779	$166,414	$191,858	$286,255	$12,391	$944	$1,219,219
Nonperforming	0	262	402	368	1,213	7,105	60	0	9,410
Total Residential - Mortgages	$232,860	$198,980	$130,181	$166,782	$193,071	$293,360	$12,451	$944	$1,228,629

Consumer - Direct
Performing	$12,884	$12,595	$8,728	$7,534	$3,219	$11,904	$7,298	$0	$64,162
Nonperforming	0	29	115	13	0	3	24	$0	184
Total Consumer - Direct	$12,884	$12,624	$8,843	$7,547	$3,219	$11,907	$7,322	$0	$64,346

Consumer - Indirect
Performing	$1,266	$2,200	$3,840	$1,388	$521	$175	$0	$0	$9,390
Nonperforming	0	61	33	3	30	17	0	0	144
Total Consumer Indirect	$1,266	$2,261	$3,873	$1,391	$551	$192	$0	$0	$9,534

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

The following tables present credit quality indicators by class of residential real estate loans and by class of consumer loans. Nonperforming loans include nonaccrual, impaired, and loans 90 days past due and accruing interest. All other loans were considered performing as of December 31, 2019. For purposes of this footnote, acquired loans that were recorded at fair value at the acquisition date and are 90 days or greater past due are considered performing.

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

6. Earnings Per Share

Earnings per share in the table below, for the three and nine month periods ended September 30, 2020 and 2019 are calculated under the two-class method as required by ASC Topic 260, Earnings Per Share. ASC 260 provides that unvested share-based payment awards that contain nonforfeitable rights to dividends are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. The Company has issued restricted stock awards that contain such rights and are therefore considered participating securities. Basic earnings per common share are calculated by dividing net income allocable to common stock by the weighted average number of common shares, excluding participating securities, during the period. Diluted earnings per common share include the dilutive effect of participating securities.

	Three Months Ended
(In thousands, except share and per share data)	9/30/2020	9/30/2019
Basic
Net income available to common shareholders	$24,230	$20,206
Less: income attributable to unvested stock-based compensation awards	(278)	(317)
Net earnings allocated to common shareholders	23,952	19,889

Weighted average shares outstanding, including unvested stock-based compensation awards	14,920,924	15,063,202

Less: average unvested stock-based compensation awards	(223,392)	(236,088)
Weighted average shares outstanding - Basic	14,697,532	14,827,114

Diluted
Net earnings allocated to common shareholders	23,952	19,889

Weighted average shares outstanding - Basic	14,697,532	14,827,114

Plus: incremental shares from assumed conversion of stock-based compensation awards	30,209	60,512
Weighted average shares outstanding - Diluted	14,727,741	14,887,626

Basic EPS	$1.63	$1.34
Diluted EPS	$1.63	$1.34

Stock-based compensation awards representing 10,449 and 17,956 of common shares during the three months ended September 30, 2020 and 2019, respectively, were not included in the computations of diluted earnings per common share because the effect on those periods would have been anti-dilutive.

	Nine Months Ended
(In thousands, except share and per share data)	9/30/2020	9/30/2019
Basic
Net income available to common shareholders	$53,610	$60,638
Less: income attributable to unvested stock-based compensation awards	(628)	(972)
Net earnings allocated to common shareholders	52,982	59,666

Weighted average shares outstanding, including unvested stock-based compensation awards	14,929,628	15,204,170

Less: unvested stock-based compensation awards	(230,181)	(236,088)
Weighted average shares outstanding - Basic	14,699,447	14,968,082

Diluted
Net earnings allocated to common shareholders	52,982	59,666

Weighted average shares outstanding - Basic	14,699,447	14,968,082

Plus: incremental shares from assumed conversion of stock-based compensation awards	39,474	67,698
Weighted average shares outstanding - Diluted	14,738,921	15,035,780

Basic EPS	$3.60	$3.99
Diluted EPS	$3.59	$3.97

Stock-based compensation awards representing approximately 10,090 and 18,396 of common shares during the nine months ended September 30, 2020 and 2019, respectively were not included in the computations of diluted earnings per common share because the effect on those periods would have been anti-dilutive.

7. Other Comprehensive Income (Loss)

The following tables present reclassifications out of accumulated other comprehensive income (loss) for the three and nine month periods ended September 30, 2020 and 2019.

	Three Months Ended September 30, 2020
(In thousands)	Before-Tax Amount	Tax (Expense) Benefit	Net of Tax
Available-for-sale debt securities:
Change in net unrealized gain/loss during the period	$(4,374)	$1,071	$(3,303)
Reclassification adjustment for net realized gain on sale of available-for-sale debt securities included in net income	0	0	0
Net unrealized gains/losses	(4,374)	1,071	(3,303)

Employee benefit plans:
Amortization of net retirement plan actuarial gain	593	(146)	447
Amortization of net retirement plan prior service cost	53	(13)	40
Employee benefit plans	646	(159)	487
Other comprehensive (loss) income	$(3,728)	$912	$(2,816)

	Three Months Ended September 30, 2019
(In thousands)	Before-Tax Amount	Tax (Expense) Benefit	Net of Tax
Available-for-sale debt securities:
Change in net unrealized gain/loss during the period	$4,122	$(1,011)	$3,111
Reclassification adjustment for net realized gain on sale of available-for-sale debt securities included in net income	(133)	32	(101)
Net unrealized gains/losses	3,989	(979)	3,010

Employee benefit plans:
Amortization of net retirement plan actuarial gain	411	(101)	310
Amortization of net retirement plan prior service cost	4	(1)	3
Employee benefit plans	415	(102)	313
Other comprehensive income	$4,404	$(1,081)	$3,323

	Nine Months Ended September 30, 2020
(In thousands)	Before-Tax Amount	Tax (Expense) Benefit	Net of Tax
Available-for-sale debt securities:
Change in net unrealized gain/loss during the period	$24,592	$(6,029)	$18,563
Reclassification adjustment for net realized gain on sale of available-for-sale debt securities included in net income	(429)	105	(324)
Net unrealized gains/losses	24,163	(5,924)	18,239

Employee benefit plans:
Amortization of net retirement plan actuarial loss	1,775	(435)	1,340
Amortization of net retirement plan prior service cost	160	(39)	121
Employee benefit plans	1,935	(474)	1,461
Other comprehensive income	$26,098	$(6,398)	$19,700

	Nine Months Ended September 30, 2019
(In thousands)	Before-Tax Amount	Tax (Expense) Benefit	Net of Tax
Available-for-sale debt securities:
Change in net unrealized gain/loss during the period	$34,014	$(8,333)	$25,681
Reclassification adjustment for net realized gain on sale of available-for-sale debt securities included in net income	(404)	99	(305)
Net unrealized gains/losses	33,610	(8,234)	25,376

Employee benefit plans:
Amortization of net retirement plan actuarial loss	1,232	(302)	930
Amortization of net retirement plan prior service cost	11	(3)	8
Employee benefit plans	1,243	(305)	938
Other comprehensive income	$34,853	$(8,539)	$26,314

The following table presents the activity in our accumulated other comprehensive income (loss) for the periods indicated:

(In thousands)	Available-for- Sale Debt Securities	Employee Benefit Plans	Accumulated Other Comprehensive (Loss) Income
Balance at July 1, 2020	$25,581	$(46,629)	$(21,048)
Other comprehensive (loss) income before reclassifications	(3,303)	0	(3,303)
Amounts reclassified from accumulated other comprehensive (loss) income	0	487	487
Net current-period other comprehensive (loss) income	(3,303)	487	(2,816)
Balance at September 30, 2020	$22,278	$(46,142)	$(23,864)

Balance at January 1, 2020	$4,039	$(47,603)	$(43,564)
Other comprehensive (loss) income before reclassifications	18,563	0	18,563
Amounts reclassified from accumulated other comprehensive (loss) income	(324)	1,461	1,137
Net current-period other comprehensive income	18,239	1,461	19,700
Balance at September 30, 2020	$22,278	$(46,142)	$(23,864)

(In thousands)	Available-for- Sale Debit Securities	Employee Benefit Plans	Accumulated Other Comprehensive (Loss) Income
Balance at July 1, 2019	$(1,223)	$(38,951)	$(40,174)
Other comprehensive income (loss) before reclassifications	3,111	0	3,111
Amounts reclassified from accumulated other comprehensive (loss) income	(101)	313	212
Net current-period other comprehensive income	3,010	313	3,323
Balance at September 30, 2019	$1,787	$(38,638)	$(36,851)

Balance at January 1, 2019	$(23,589)	$(39,576)	$(63,165)
Other comprehensive income (loss) before reclassifications	25,681	0	25,681
Amounts reclassified from accumulated other comprehensive (loss) income	(305)	938	633
Net current-period other comprehensive income	25,376	938	26,314
Balance at September 30, 2019	$1,787	$(38,638)	$(36,851)

The following tables present the amounts reclassified out of each component of accumulated other comprehensive (loss) income for the three and nine months ended September 30, 2020 and 2019.

Three Months Ended September 30, 2020
Details about Accumulated other Comprehensive Income (Loss) Components (In thousands)	Amount Reclassified from Accumulated Other Comprehensive (Loss) Income[1]	Affected Line Item in the Statement Where Net Income is Presented
Available-for-sale debt securities:
Unrealized gains and losses on available-for-sale debt securities	$0	Net gain on securities transactions
	0	Tax expense
	0	Net of tax
Employee benefit plans:
Amortization of the following [2]
Net retirement plan actuarial loss	(593)	Other operating expense
Net retirement plan prior service cost	(53)	Other operating expense
	(646)	Total before tax
	159	Tax benefit
	$(487)	Net of tax

Three Months Ended September 30, 2019
Details about Accumulated other Comprehensive Income (Loss) Components (In thousands)	Amount Reclassified from Accumulated Other Comprehensive (Loss) Income[1]	Affected Line Item in the Statement Where Net Income is Presented
Available-for-sale debt securities:
Unrealized gains and losses on available-for-sale debt securities	$133	Net gain on securities transactions
	(32)	Tax expense
	101	Net of tax
Employee benefit plans:
Amortization of the following[2]
Net retirement plan actuarial loss	(411)	Other operating expense
Net retirement plan prior service cost	(4)	Other operating expense
	(415)	Total before tax
	102	Tax benefit
	$(313)	Net of tax

Nine Months Ended September 30, 2020
Details about Accumulated other Comprehensive Income (Loss) Components (In thousands)	Amount Reclassified from Accumulated Other Comprehensive (Loss) Income[1]	Affected Line Item in the Statement Where Net Income is Presented
Available-for-sale debt securities:
Unrealized gains and losses on available-for-sale debt securities	$429	Net gain on securities transactions
	(105)	Tax expense
	324	Net of tax
Employee benefit plans:
Amortization of the following[2]
Net retirement plan actuarial loss	(1,775)	Other operating expense
Net retirement plan prior service cost	(160)	Other operating expense
	(1,935)	Total before tax
	474	Tax benefit
	$(1,461)	Net of tax

Nine Months Ended September 30, 2019
Details about Accumulated other Comprehensive Income (Loss) Components (In thousands)	Amount Reclassified from Accumulated Other Comprehensive (Loss) Income[1]	Affected Line Item in the Statement Where Net Income is Presented
Available-for-sale debt securities:
Unrealized gains and losses on available-for-sale debt securities	$404	Net gain on securities transactions
	(99)	Tax expense
	305	Net of tax
Employee benefit plans:
Amortization of the following[2]
Net retirement plan actuarial loss	(1,232)	Other operating expense
Net retirement plan prior service cost	(11)	Other operating expense
	(1,243)	Total before tax
	305	Tax benefit
	$(938)	Net of tax
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

Components of Net Periodic Benefit Cost

	Pension Benefits Three Months Ended		Life and Health Three Months Ended		SERP Benefits Three Months Ended
(In thousands)	9/30/2020	9/30/2019	9/30/2020	9/30/19	9/30/2020	9/30/2019
Service cost	$0	$0	$43	$40	$54	$38
Interest cost	593	734	61	72	228	228
Expected return on plan assets	(1,354)	(1,233)	0	0	0	0
Amortization of net retirement plan actuarial loss	353	333	39	0	200	78
Amortization of net retirement plan prior service (credit) cost	(2)	(3)	(15)	(15)	71	22
Net periodic benefit (income) cost	$(410)	$(169)	$128	$97	$553	$366

	Pension Benefits Nine Months Ended		Life and Health Nine Months Ended		SERP Benefits Nine Months Ended
(In thousands)	9/30/2020	9/30/2019	9/30/2020	9/30/2019	9/30/2020	9/30/2019
Service cost	$0	$0	$129	$120	$161	$115
Interest cost	1,778	2,202	183	217	685	684
Expected return on plan assets	(4,062)	(3,699)	0	0	0	0
Amortization of net retirement plan actuarial loss	1,058	1,000	116	0	600	232
Amortization of net retirement plan prior service cost (credit)	(7)	(8)	(45)	(46)	214	65
Net periodic benefit (income) cost	$(1,233)	$(505)	$383	$291	$1,660	$1,096

The service component of net periodic benefit cost for the Company's benefit plans is recorded as a part of salaries and wages in the consolidated statements of income. All other components are recorded as part of other operating expenses in the consolidated statements of income.

The Company realized approximately $1,461,000 and $938,000, net of tax, as amortization of amounts previously recognized in accumulated other comprehensive (loss) income, for the nine months ended September 30, 2020 and 2019, respectively.

The Company is not required to contribute to the pension plan in 2020, but it may make voluntary contributions. The Company did not contribute to the pension plan in the first nine months of 2020 and 2019.

9. Other Income and Operating Expense

Other income and operating expense totals are presented in the table below.  Components of these totals exceeding 1% of the aggregate of total noninterest income and total noninterest expenses for any of the periods presented below are stated separately.

	Three Months Ended		Nine Months Ended
(In thousands)	9/30/2020	9/30/2019	9/30/2020	9/30/2019
Noninterest Income
Other service charges	$720	$809	$2,108	$2,405
Increase in cash surrender value of corporate owned life insurance	559	425	1,617	1,612
Net gains on the sales of loans originated for sale	378	25	1,245	139
Other income	161	704	1,418	2,091
Total other income	$1,818	$1,963	$6,388	$6,247
Noninterest Expenses
Marketing expense	$927	$899	$2,806	$3,706
Professional fees	1,398	2,426	4,654	7,169
Legal fees	418	347	955	788
Technology expense	2,941	2,813	8,771	8,016
Cardholder expense	827	811	2,396	2,372
Off-balance sheet commitments	(417)	0	1,273	0
Other expenses	4,195	4,002	13,971	13,400
Total other operating expense	$10,289	$11,298	$34,826	$35,451

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

The following presents noninterest income, segregated by revenue streams in-scope and out-of-scope of ASC 606, for the three and nine months ended September 30, 2020 and 2019.

	Three Months Ended
(In thousands)	09/30/2020	09/30/2019
Noninterest Income
In-scope of Topic 606:
Commissions and Fees	$8,136	$7,918
Installment Billing	175	150
Refund of Commissions	(104)	(51)
Contract Liabilities/Deferred Revenue	0	0
Contingent Commissions	709	500
Subtotal Insurance Revenues	8,916	8,517
Trust and Asset Management	3,070	2,920
Mutual Fund & Investment Income	1,222	1,255
Subtotal Investment Service Income	4,292	4,175
Service Charges on Deposit Accounts	1,444	2,191
Card Services Income	2,419	2,550
Other	285	306
Noninterest Income (in-scope of ASC 606)	17,356	17,739
Noninterest Income (out-of-scope of ASC 606)	1,531	1,795
Total Noninterest Income	$18,887	$19,534

	Nine Months Ended
(In thousands)	09/30/2020	09/30/2019
Noninterest Income
In-scope of Topic 606:
Commissions and Fees	$22,545	$21,984
Installment Billing	96	58
Refund of Commissions	(458)	(31)
Contract Liabilities/Deferred Revenue	(208)	(188)
Contingent Commissions	2,241	2,491
Subtotal Insurance Revenues	24,216	24,314
Trust and Asset Management	8,798	8,417
Mutual Fund & Investment Income	3,616	3,749
Subtotal Investment Service Income	12,414	12,166
Service Charges on Deposit Accounts	4,675	6,210
Card Services Income	6,885	8,090
Other	837	878
Noninterest Income (in-scope of ASC 606)	49,027	51,658
Noninterest Income (out-of-scope of ASC 606)	5,997	5,803
Total Noninterest Income	$55,024	$57,461

Contract Balances
Receivables primarily consist of amounts due for insurance and wealth management services performed for which the Company's performance obligations have been fully satisfied. Receivables amounted to $4.8 million and $2.0 million, respectively, at September 30, 2020, compared to $4.7 million and $2.0 million, respectively, at December 31, 2019 and were included in other assets in the accompanying unaudited Consolidated Statements of Condition.

A contract asset balance occurs when an entity performs a service for a customer before the customer pays consideration (resulting in a contract receivable) or before payment is due (resulting in a contract asset). The Company’s noninterest revenue streams, excluding some insurance commissions and fees, are largely based on transactional activity, or standard month-end revenue accruals such as asset management fees based on month-end market values. Consideration is often received immediately or shortly after the Company satisfies its performance obligation and revenue is recognized. The Company does not typically enter into long-term revenue contracts with customers, and therefore, does not experience significant contract balances. As of September 30, 2020 and December 31, 2019, the Company did not have any significant contract balances.

A contract liability balance is an entity’s obligation to transfer a service to a customer for which the entity has already received payment (or payment is due) from the customer. The Company often receives cash payments from customers in advance of the Company’s performance resulting in contract liabilities. As of September 30, 2020 and December 31, 2019, contract liabilities were $448,000 and $2,000,000, respectively, and are included within other liabilities in the accompanying unaudited Consolidated Statements of Condition. The liabilities include premiums due to insurance carriers in addition to unearned commission revenue.

The decrease in the contract liability balance during the nine-month period ended September 30, 2020 is primarily a result of timing differences in the recognition of revenue related to contract effective dates along with accompanying cash payments received in advance of satisfying performance obligations.

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

11. Financial Guarantees

The Company currently does not issue any guarantees that would require liability recognition or disclosure, other than standby letters of credit. The Company extends standby letters of credit to its customers in the normal course of business. The standby letters of credit are generally short-term. As of September 30, 2020, the Company’s maximum potential obligation under standby letters of credit was $32.0 million compared to $28.2 million at December 31, 2019. Management uses the same credit policies to extend standby letters of credit that it uses for on-balance sheet lending decisions and may require collateral to support standby letters of credit based upon its evaluation of the counterparty. Management does not anticipate any significant losses as a result of these transactions, and has determined that the fair value of standby letters of credit is not significant.

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

As of and for the three months ended September 30, 2020
(In thousands)	Banking	Insurance	Wealth Management	Intercompany	Consolidated
Interest income	$64,316	$1	$0	$(1)	$64,316
Interest expense	6,064	0	0	(1)	6,063
Net interest income	58,252	1	0	0	58,253
Provision for credit loss expense	199	0	0	0	199
Noninterest income	5,976	9,023	4,434	(546)	18,887
Noninterest expense	36,988	6,559	3,348	(546)	46,349
Income before income tax expense	27,041	2,465	1,086	0	30,592
Income tax expense	5,397	670	263	0	6,330
Net Income attributable to noncontrolling interests and Tompkins Financial Corporation	21,644	1,795	823	0	24,262
Less: Net income attributable to noncontrolling interests	32	0	0	0	32
Net Income attributable to Tompkins Financial Corporation	$21,612	$1,795	$823	$0	$24,230

Depreciation and amortization	$2,474	$57	$18	$0	$2,549
Assets	7,738,933	42,269	26,956	(13,656)	7,794,502
Goodwill	64,585	19,866	7,996	0	92,447
Other intangibles, net	2,600	2,507	104	0	5,211
Net loans and leases	5,346,004	0	0	0	5,346,004
Deposits	6,613,421	0	0	(12,183)	6,601,238
Total Equity	657,370	32,095	24,146	0	713,611

As of and for the three months ended September 30, 2019
(In thousands)	Banking	Insurance	Wealth Management	Intercompany	Consolidated
Interest income	$65,775	$1	$0	$(1)	$65,775
Interest expense	12,620	0	0	(1)	12,619
Net interest income	53,155	1	0	0	53,156
Provision for credit loss expense	1,320	0	0	0	1,320
Noninterest income	7,134	8,620	4,310	(530)	19,534
Noninterest expense	36,309	6,672	3,204	(530)	45,655
Income before income tax expense	22,660	1,949	1,106	0	25,715
Income tax expense	4,669	526	283	0	5,478
Net Income attributable to noncontrolling interests and Tompkins Financial Corporation	17,991	1,423	823	0	20,237
Less: Net income attributable to noncontrolling interests	31	0	0	0	31
Net Income attributable to Tompkins Financial Corporation	$17,960	$1,423	$823	$0	$20,206

Depreciation and amortization	$2,483	$56	$10	$0	$2,549
Assets	6,575,073	42,753	23,497	(13,341)	6,627,982
Goodwill	64,370	19,866	8,211	0	92,447
Other intangibles, net	3,472	3,011	164	0	6,647
Net loans and leases	4,815,702	0	0	0	4,815,702
Deposits	5,382,174	0	0	(12,184)	5,369,990
Total Equity	605,572	33,116	21,177	0	659,865

Nine months ended September 30, 2020
(In thousands)	Banking	Insurance	Wealth Management	Intercompany	Consolidated
Interest income	$190,960	$3	$0	$(3)	$190,960
Interest expense	23,375	0	0	(3)	23,372
Net interest income	167,585	3	0	0	167,588
Provision for credit loss expense	16,145	0	0	0	16,145
Noninterest income	19,217	24,533	12,903	(1,629)	55,024
Noninterest expense	111,387	19,479	9,740	(1,629)	138,977
Income before income tax expense	59,270	5,057	3,163	0	67,490
Income tax expense	11,665	1,362	752	0	13,779
Net Income attributable to noncontrolling interests and Tompkins Financial Corporation	47,605	3,695	2,411	0	53,711
Less: Net income attributable to noncontrolling interests	101	0	0	0	101
Net Income attributable to Tompkins Financial Corporation	$47,504	$3,695	$2,411	$0	$53,610

Depreciation and amortization	$7,443	$173	$38	$0	$7,654

Nine months ended September 30, 2019
(In thousands)	Banking	Insurance	Wealth Management	Intercompany	Consolidated
Interest income	$196,797	$2	$0	$(3)	$196,796
Interest expense	39,410	0	0	(2)	39,408
Net interest income	157,387	2	0	(1)	$157,388
Provision for credit loss expense	2,366	0	0	0	2,366
Noninterest income	21,852	24,621	12,567	(1,579)	57,461
Noninterest expense	108,704	19,279	9,529	(1,578)	135,934
Income before income tax expense	68,169	5,344	3,038	(2)	$76,549
Income tax expense	13,650	1,418	748	0	15,816
Net Income attributable to noncontrolling interests and Tompkins Financial Corporation	54,519	3,926	2,290	(2)	$60,733
Less: Net income attributable to noncontrolling interests	95	0	0	0	95
Net Income attributable to Tompkins Financial Corporation	$54,424	$3,926	$2,290	$(2)	$60,638

Depreciation and amortization	$7,296	$168	$31	$0	$7,495

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

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of September 30, 2020 and December 31, 2019, segregated by the level of valuation inputs within the fair value hierarchy used to measure fair value.

Recurring Fair Value Measurements
September 30, 2020
(In thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Available-for-sale debt securities
Obligations of U.S. Government sponsored entities	$612,481	$0	$612,481	$0
Obligations of U.S. states and political subdivisions	129,258	0	129,258	0
Mortgage-backed securities – residential, issued by:
U.S. Government agencies	207,501	0	207,501	0
U.S. Government sponsored entities	715,160	0	715,160	0
U.S. corporate debt securities	2,366	0	2,366	0
Total Available-for-sale debt securities	$1,666,766	$0	$1,666,766	$0

Equity securities, at fair value	$932	$0	$0	$932

Recurring Fair Value Measurements
December 31, 2019
(In thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Available-for-sale debt securities
U.S. Treasuries	$1,840	$0	$1,840	$0
Obligations of U.S. Government sponsored entities	372,488	0	372,488	0
Obligations of U.S. states and political subdivisions	97,785	0	97,785	0
Mortgage-backed securities – residential, issued by:
U.S. Government agencies	164,451	0	164,451	0
U.S. Government sponsored entities	659,590	0	659,590	0
U.S. corporate debt securities	2,433	0	2,433	0
Total Available-for-sale debt securities	$1,298,587	$0	$1,298,587	$0

Equity securities, at fair value	$915	$0	$0	$915

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

The change in the fair value of equity securities valued using significant unobservable inputs (level 3), for the periods ended September 30, 2020 and December 31, 2019, was immaterial.

There were no transfers between Levels 1, 2 and 3 for the nine months ended September 30, 2020.

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

Certain assets are measured at fair value on a nonrecurring basis. For the Company, these include loans held for sale, individually evaluated loans, and other real estate owned (“OREO”). For the three and nine months ended September 30, 2020, certain individually evaluated loans were remeasured and reported at fair value through a specific valuation allowance and/or partial charge-offs for credit losses based upon the fair value of the underlying collateral. Collateral values are estimated using Level 2 inputs based upon observable market data. In addition to collateral dependent evaluated loans, certain other real estate owned were remeasured and reported at fair value based upon the fair value of the underlying collateral. The fair values of other real estate owned are estimated using Level 2 inputs based on observable market data or Level 3 inputs based on customized discounting criteria. In general, the fair values of other real estate owned are based upon appraisals, with discounts made to reflect estimated costs to sell the real estate. Upon initial recognition, fair value write-downs are taken through a charge-off to the allowance for credit losses. Subsequent fair value write-downs on other real estate owned are reported in other noninterest expense.

Three months ended September 30, 2020
(In thousands)		Fair value measurements at reporting date using:			Gain (losses) from fair value changes
Assets:	As of 09/30/2020	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Three months ended 9/30/2020
Individually evaluated	$6,330	$0	$6,330	$0	$0
Other real estate owned	36	0	36	0	(4)

Three months ended September 30, 2019
(In thousands)		Fair value measurements at reporting date using:			Gain (losses) from fair value changes
Assets:	As of 09/30/2019	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Three months ended 9/30/2019
Impaired loans	$10,096	$0	$10,096	$0	$(550)
Other real estate owned	139	0	139	0	95

Nine months ended September 30, 2020
(In thousands)		Fair value measurements at reporting date using:			Gain (losses) from fair value changes
Assets:	As of 09/30/2020	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Nine months ended 9/30/2020
Individually evaluated	$10,759	$0	$10,759	$0	$(1,305)
Other real estate owned	124	0	124	0	(27)

Nine months ended September 30, 2019
(In thousands)		Fair value measurements at reporting date using:			Gain (losses) from fair value changes
Assets:	As of 09/30/2019	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Nine months ended 9/30/2019
Impaired loans	$12,565	$0	$12,565	$0	$(4,184)
Other real estate owned	888	0	888	0	0

The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments at September 30, 2020 and December 31, 2019. The carrying amounts shown in the table are included in the Consolidated Statements of Condition under the indicated captions.

The fair value estimates, methods and assumptions set forth below for the Company's financial instruments, including those financial instruments carried at cost, are made solely to comply with disclosures required by U.S. GAAP and should be read in conjunction with the financial statements and notes included in this Report.

Estimated Fair Value of Financial Instruments
September 30, 2020
(In thousands)	Carrying Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets:
Cash and cash equivalents	$374,739	$374,739	$374,739	$0	$0
FHLB and other stock	17,919	17,919	0	17,919	0
Accrued interest receivable	38,212	38,212	0	38,212	0
Loans/leases, net[1]	5,346,004	5,370,911	0	10,759	5,360,152

Financial Liabilities:

Time deposits	$706,401	$714,256	$0	$714,256	$0
Other deposits	5,894,837	5,894,837	0	5,894,837	0
Fed funds purchased and securities sold
under agreements to repurchase	63,573	63,573	0	63,573	0
Other borrowings	285,000	295,374	0	295,374	0
Trust preferred debentures	17,163	21,240	0	21,240	0
Accrued interest payable	1,702	1,702	0	1,702	0

Estimated Fair Value of Financial Instruments
December 31, 2019
(In thousands)	Carrying Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets:
Cash and cash equivalents	$137,982	$137,982	$137,982	$0	$0
FHLB and other stock	33,695	33,695	0	33,695	0
Accrued interest receivable	19,293	19,293	0	19,293	0
Loans/leases, net[1]	4,877,658	4,798,268	0	14,050	4,784,218

Financial Liabilities:

Time deposits	$675,014	$677,205	$0	$677,205	$0
Other deposits	4,537,907	4,537,907	0	4,537,907	0
Fed funds purchased and securities
sold under agreements to repurchase	60,346	60,346	0	60,346	0
Other borrowings	658,100	659,895	0	659,895	0
Trust preferred debentures	17,035	21,904	0	21,904	0
Accrued interest payable	2,486	2,486	0	2,486	0
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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

BUSINESS

Corporate Overview and Strategic Initiatives
Tompkins Financial Corporation (“Tompkins” or the “Company”) is headquartered in Ithaca, New York and is registered as a Financial Holding Company with the Federal Reserve Board under the Bank Holding Company Act of 1956, as amended. The Company is a locally oriented, community-based financial services organization that offers a full array of products and services, including commercial and consumer banking, leasing, trust and investment management, financial planning and wealth management, and insurance services. At September 30, 2020, the Company’s subsidiaries included: four wholly-owned banking subsidiaries, Tompkins Trust Company (the “Trust Company”), The Bank of Castile (DBA Tompkins Bank of Castile), Mahopac Bank (DBA Tompkins Mahopac Bank), VIST Bank (DBA Tompkins VIST Bank); and a wholly-owned insurance agency subsidiary, Tompkins Insurance Agencies, Inc. (“Tompkins Insurance”). The trust division of the Trust Company provides a full array of investment services, including investment management, trust and estate, financial and tax planning as well as life, disability and long-term care insurance services. The Company’s principal offices are located at 118 E. Seneca Street, Ithaca, New York, 14851, and its telephone number is (888) 503-5753. The Company’s common stock is traded on the NYSE American under the symbol “TMP.”

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

OTHER IMPORTANT INFORMATION

The following discussion is intended to provide an understanding of the consolidated financial condition and results of operations of the Company for the three and nine months ended September 30, 2020. It should be read in conjunction with the Company’s Audited Consolidated Financial Statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, and the Unaudited Consolidated Financial Statements and notes thereto included in Part I of this Quarterly Report on Form 10-Q.

In this Report, there are comparisons of the Company’s performance to that of a peer group, which is comprised of the group of 146 domestic bank holding companies with $3 billion to $10 billion in total assets as defined in the Federal Reserve’s “Bank Holding Company Performance Report” for June 30, 2020 (the most recent report available). Although the peer group data is presented based upon financial information that is one fiscal quarter behind the financial information included in this report, the Company believes that it is relevant to include certain peer group information for comparison to current quarter numbers.

Forward-Looking Statements
This Quarterly Report on Form 10-Q contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The statements contained in this Report that are not statements of historical fact may include forward-looking statements that involve a number of risks and uncertainties. Forward-looking statements may be identified by use of such words as "may", "will", "estimate", "intend", "continue", "believe", "expect", "plan", or "anticipate", and other similar words. Examples of forward-looking statements may include statements regarding the asset quality of the Company's loan portfolios; the level of the Company's allowance for credit losses; whether, when and how borrowers will repay deferred amounts and resume scheduled payments; the sufficiency of liquidity sources; the Company's exposure to changes in interest rates, and to new, changed, or extended government/regulatory expectations; the impact of changes in accounting standards; and trends, plans, prospects, growth and strategies. Forward-looking statements are made based on management’s expectations and beliefs concerning future events impacting the Company and are subject to certain uncertainties and factors relating to the Company’s operations and economic environment, all of which are difficult to predict and many of which are beyond the control of the Company, that could cause actual results of the Company to differ materially from those expressed and/or implied by forward-looking statements. The following factors, in addition to those listed as Risk Factors in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2019, and Item 1A in this Quarterly Report on Form 10-Q, are among those that could cause actual results to differ materially from the forward-looking statements: changes in general economic, market and regulatory conditions; the severity and duration of the COVID-19 outbreak and the impact of the outbreak (including the government’s response to the outbreak) on economic and financial markets, potential regulatory actions, and modifications to our operations, products, and services relating thereto; disruptions in our and our customers’ operations and loss of revenue due to pandemics, epidemics, widespread health emergencies, government-imposed travel/business restrictions, or outbreaks of infectious diseases such as the COVID-19, and the associated adverse impact on our financial position, liquidity, and our customers’ abilities or willingness to repay their obligations to us or willingness to obtain financial services products from the Company; a decision to amend or modify the terms under which our customers are obligated to repay amounts owed to us; the development of an interest rate environment that may adversely affect the Company’s interest rate spread, other income or cash flow anticipated from the Company’s operations, investment and/or lending activities; changes in laws and regulations affecting banks, bank holding companies and/or financial holding companies, such as the Dodd-Frank Act and Basel III and the Economic Growth, Regulatory Relief, and Consumer Protection Act; legislative and regulatory changes in response to COVID-19 with which we and our subsidiaries must comply, including the CARES Act and the rules and regulations promulgated thereunder, and federal, state and local government mandates; technological developments and changes; the ability to continue to introduce competitive new products and services on a timely, cost-effective basis; governmental and public policy changes, including environmental regulation; reliance on large customers; uncertainties arising from national and global events, including the potential impact of widespread protests, civil unrest, and political uncertainty on the economy and the financial services industry; and financial resources in the amounts, at the times and on the terms required to support the Company’s future businesses.

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

The Company’s methodology for estimating the allowance considers available relevant information about the collectability of cash flows, including information about past events, current conditions, and reasonable and supportable forecasts. Refer to “Allowance for Credit Losses” below, Note 5 - Allowance for Credit Losses, and Note 2 – Basis of Presentation in the accompanying notes to the unaudited consolidated financial statements elsewhere in this report for further discussion of the allowance.

For information on the Company's significant accounting policies and to gain a greater understanding of how the Company’s financial performance is reported, refer to Note 1 – “Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. Refer to "Recently Issued Accounting Standards" in Management's Discussion and Analysis in this Quarterly Report on Form 10-Q for a discussion of recent accounting updates.

COVID-19 Pandemic and Recent Events

The COVID-19 global pandemic continued to present health and economic challenges on an unprecedented scale during the third quarter of 2020. During the third quarter, the Company continued to focus on the health and well-being of its workforce, meeting its clients' needs, and supporting its communities. The Company has designated a Pandemic Planning Committee, which includes key individuals across the Company as well as members of Senior Management, to oversee the Company’s response to COVID-19, and has implemented a number of risk mitigation measures designed to protect our employees and customers while maintaining services for our customers and community. These measures included restrictions on business travel, establishment of a remote work environment for most non-customer facing employees, and social distancing restrictions for those employees working at our offices and branch locations. In July 2020, we began initiating the reopening of our offices and reinstatement of branch services, and the return of our workforce, but as of September 30, 2020, approximately 85% of our noncustomer facing employees continued to work remotely. With a view toward protecting the health and well-being of the Company's workforce, customers, and visitors as we reopen, we implemented several new social distancing protocols and other protective measures, such as temperature screenings, distribution of personal protective equipment, and workforce self-certifications.

Tompkins continues to offer assistance to its customers affected by the COVID-19 pandemic by implementing a payment deferral program to assist both consumer and business borrowers that may be experiencing financial hardship due to COVID-19. Our standard program allows for the deferral of loan payments for up to 90 days. In certain cases we extend additional deferrals or other accommodations. Weekly deferral requests for the month of September were down 96.8% from peak levels the Company experienced in late March. As of September 30, 2020, total loans that continued in a deferral status amounted to approximately $120.0 million, representing 2.2% of total loans. Of the loans that had come out of the deferral program as of September 30, 2020, about 85.0% had made a payment and 0.18% were more than 30 days delinquent. We expect that loans that are currently in deferral will continue to accrue interest during the deferral period unless otherwise classified as nonperforming. The provisions of the CARES Act and interagency guidance issued by Federal banking regulators provided clarification related to modifications and deferral programs to assist borrowers who are negatively impacted by the COVID-19 national emergency. The guidance and clarifications detail certain provisions whereby banks are permitted to make deferrals and modifications to the terms of a loan which would not require the loan to be reported as a troubled debt restructuring. In accordance with the CARES Act and the interagency guidance, the Company elected to adopt the provisions to not report qualified loan modifications as troubled debt restructurings.

Management continues to monitor credit conditions carefully at the individual borrower level, as well as by industry segment, in order to be responsive to changing credit conditions. The table below list certain larger industry concentrations within our loan portfolio and the percentage of each segment that are currently in a deferral status.

Deferral Credit Concentrations
(in thousands)	As of September 30, 2020
Description	Portfolio Balance	Concentration*	Deferral Balance	Percent of Loans Currently in Deferral Status
Lessors of Residential Buildings and Dwellings	$500,197	15.60%	$17,587	3.52%
Hotels and Motels	190,432	5.90%	3,063	1.61%
Dairy Cattle and Milk Production	184,294	5.80%	7,553	4.10%
Health Care and Social Assistance	173,327	5.40%	649	0.37%
Lessors of Other Real Estate Property	126,615	4.00%	2,754	2.18%
	$1,174,865		$31,606
*Concentration is defined as outstanding loan balances as a percent of total commercial and commercial real estate

The Company is also participating in the U.S. Small Business Administration (“SBA”) Paycheck Protection Program (“PPP”). This program provides borrower guarantees for lenders, and envisions a certain amount of loan forgiveness for loan recipients who properly utilize funds, all in accordance with the rules and regulations established by the SBA for the PPP. The Company began accepting applications for PPP loans on April 3, 2020, and approved and funded 2,998 loans totaling approximately $465.6 million during the second quarter of 2020. At September 30, 2020, 295 loans totaling $51.9 million had been submitted to the SBA for forgiveness under the terms of the PPP program and are under review; no loans had been forgiven by the SBA as of September 30, 2020. As of October 26, 2020, the Company had received $6.2 million of funds related to 168 loans forgiven by the SBA. During the three and nine months ended September 30, 2020, the Company recorded net deferred loan fees of $2.5 million and $4.8 million, respectively, which are included in interest income, related to the PPP loan program.

As of September 30, 2020, the Company's nonperforming assets represented 0.44% of total assets, down from 0.47% at December 31, 2019. Despite relatively stable trends in nonperforming assets and other delinquency, some customers have experienced continued cash flow stress related to the pandemic, resulting in an increase in loans rated Special Mention, which totaled $122.7 million at September 30, 2020, up from $44.7 million at June 30, 2020. The downgrades to Special Mention were mainly in the retail, hospitality, and agriculture industries. At September 30, 2020, loans rated Substandard declined to $45.4 million from $48.0 million at June 30, 2020. As mentioned above, the Company is working with its customers who are dealing with hardships caused by the pandemic, and as part of those efforts, the Company implemented a loan payment deferral program and participates in the PPP. As of September 30, 2020, the Company had not experienced any significant impact to our liquidity or funding capabilities as a result of COVID-19. The Company’s participation as a lender in the PPP has been a use of liquidity; however, the Federal Reserve Bank has provided a lending facility that may be used by banks to obtain funding specifically for PPP loans. PPP loans would be pledged as collateral on a bank's borrowings under the Federal Reserve Bank's designated PPP lending facility.

RESULTS OF OPERATION

Performance Summary
Net income for the third quarter of 2020 was $24.2 million or $1.63 diluted earnings per share, compared to $20.2 million or $1.34 diluted earnings per share for the same period in 2019. Net income for the first nine months of 2020 was $53.6 million or $3.59 diluted earnings per share compared to $60.6 million or $3.97 diluted earnings per share for the first nine months of 2019. Net income for the quarter ended September 30, 2020, compared to the same period in the prior year, increased primarily due to an increase in net interest income and a decrease in provision expense, partially offset by a decrease in noninterest income and an increase in noninterest expense.

Return on average assets (“ROA”) for the quarter ended September 30, 2020 was 1.27%, compared to 1.21% for the quarter ended September 30, 2019. Return on average shareholders’ equity (“ROE”) for the third quarter of 2020 was 13.59%, compared to 12.15% for the same period in 2019. For the year-to-date period ended September 30, 2020, ROA and ROE totaled 0.99% and 10.33%, respectively, compared to 1.21% and 12.53%, for the same period in 2019.

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

Banking Segment
The banking segment reported net income of $21.6 million for the third quarter of 2020, an increase of $3.7 million or 20.3% from net income of $18.0 million for the same period in 2019. For the nine months ended September 30, 2020, the banking segment reported net income of $47.5 million, a decrease of $6.9 million or 12.7% from the same period in 2019.

Net interest income of $58.3 million for the third quarter of 2020 increased $5.1 million or 9.6% over the same period in 2019. For the nine months ended September 30, 2020, net interest income of $167.6 million was up $10.2 million or 6.5% compared to the first nine months of 2019. The increase in net interest income was mainly a result of a decrease in interest expense resulting from lower market interest rates and a shift in funding mix from borrowings to deposits. Interest income also benefited from loan growth and an asset mix consisting of a greater percentage of loans to total assets. Loan growth included $465.6 million of PPP loans originated during the second quarter of 2020.

Provision for credit losses in the third quarter of 2020 was $199,000 compared to $1.3 million for the same period in 2019. Provision expense for the nine months ended September 30, 2020 was $16.1 million, compared to $2.4 million for the same period in 2019. The first quarter of 2020 included provision expense of $16.3 million related to the impact of the economic conditions due to COVID-19 on economic forecasts and other model assumptions relied upon by management in determining the allowance, and reflects the calculation of the allowance for credit losses in accordance with ASU 2016-13. For additional information see the section titled "The Allowance for Credit Losses" below.

Noninterest income of $6.0 million for the three months ended September 30, 2020 was down $1.2 million or 16.2% compared to the same period in 2019. For the nine months ended September 30, 2020, noninterest income of $19.2 million was down $2.6 million or 12.1% compared to the nine months ended September 30, 2019. The decrease in the three and nine month periods ended September 30, 2020, compared to the same periods in the prior year was mainly in fee based services and largely a result of the decrease in transactions attributable to the economic impact of pandemic-related travel and business restrictions, which reduced card services and service charge income. However, card services fees and deposit fees in the third quarter of 2020 were up over the second quarter of 2020, by 6.0% and 15.7%, respectively. This decrease was partially offset by gains on sales of residential loans, which were up $353,000 and $1.1 million for the three and nine months ended September 30, 2020 over the same periods in 2019.

Noninterest expense of $37.0 million for the third quarter of 2020, and $111.4 million for the nine months ended September 30, 2020, was up $679,000 or 1.9% and up $2.7 million or 2.5%, respectively, from the same periods in 2019. The increases were mainly attributed to increases in salary and wages and employee benefits reflecting normal annual merit increases, premium pay for employees required to be on-site during pandemic-related business restrictions, and incentive adjustments over the comparable periods in the prior year. Noninterest expenses for the nine months ended September 30, 2020, included $1.3 million related to the allowance for credit losses for off-balance sheet exposures.

Insurance Segment
The insurance segment reported record net income of $1.8 million for the three months ended September 30, 2020, which was up $372,000 or 26.1% compared to the third quarter of 2019. The increase was due to revenue growth and an overall decrease in expenses. Total revenue was up $403,000 or 4.7% for the third quarter of 2020 compared to the same quarter in the prior year. The increase in insurance commissions and fees in the third quarter of 2020 over the same period in 2019, was mainly in property and casualty commissions and contingency income. The decrease in expenses for the third quarter of 2020 compared to the third quarter of 2019 was a result of lower commissions and incentives related to a decrease in new business volumes in the third quarter of 2020 compared to the third quarter of 2019, as well as decreases in travel and entertainment related expenses, which were impacted by COVID-19 related travel restrictions. For the nine months ended September 30, 2020, net income was down $231,000 or 5.9% compared to the same period in the prior year. Total revenue was down $88,000 or 0.4% compared to the same period in the prior year. The decrease in revenues and net income for the nine months ended September 30, 2020 compared to the prior year is mainly due to lower contingency revenues and an increase in reserves for cancellations and policy changes as a result of economic uncertainties related to COVID-19. New business volumes have also been negatively impacted by COVID-19.

Noninterest expenses for the three months ended September 30, 2020 were down $113,000 or 1.7% compared to the three months ended September 30, 2019. Year-to-date noninterest expenses were up $200,000 or 1.0% compared to the nine months ended September 30, 2019. The increase in noninterest expense for the nine months ended September 30, 2020 was mainly the result of an increase in salaries and wages and employee benefits reflecting normal annual merit increases and increases in medical insurance premiums. Other expenses including new business commissions, auto and travel, entertainment, business meetings, supplies, building maintenance and sponsorships for the three and nine months ended September 30, 2020, were down compared to the same periods in the prior year, mainly a result of the pandemic-related travel and business restrictions.

Wealth Management Segment
The wealth management segment reported net income of $823,000 for the three months ended September 30, 2020, which was flat compared to the third quarter of 2019. Revenue for the third quarter of 2020 was up $124,000 or 2.9% compared to the third quarter of 2019; this was offset by an increase in salaries and wages expense compared to the same period prior year. For the nine months ended September 30, 2020, net income of $2.4 million was up $121,000 or 5.3% compared to the prior year, mainly due to an increase in advisory fee income over the same period prior year. Noninterest expense for the nine months ended September 30, 2020, was up 2.2% over the same period in 2019, driven mainly by increases in salary and wages.

Net Interest Income
The following tables show average interest-earning assets and interest-bearing liabilities, and the corresponding yield or cost associated with each for the three and nine month periods ended September 30, 2020 and 2019.

Average Consolidated Statements of Condition and Net Interest Analysis (Unaudited)
	Quarter Ended			Quarter Ended
	September 30, 2020			September 30, 2019
	Average			Average
	Balance		Average	Balance		Average
(Dollar amounts in thousands)	(QTD)	Interest	Yield/Rate	(QTD)	Interest	Yield/Rate
ASSETS
Interest-earning assets
Interest-bearing balances due from banks	$326,908	$83	0.10%	$2,908	$11	1.50%
Securities (1)
U.S. Government securities	1,332,240	5,362	1.60%	1,219,318	6,822	2.22%
State and municipal (2)	122,932	816	2.64%	91,675	639	2.76%
Other securities (2)	3,433	25	2.88%	3,419	39	4.52%
Total securities	1,458,605	6,203	1.69%	1,314,412	7,500	2.26%
FHLBNY and FRB stock	18,319	307	6.66%	33,359	770	9.16%
Total loans and leases, net of unearned income (2)(3)	5,400,217	58,507	4.31%	4,852,399	57,904	4.73%
Total interest-earning assets	7,204,049	65,100	3.59%	6,203,078	66,185	4.23%
Other assets	377,960			418,334
Total assets	$7,582,009			$6,621,412
LIABILITIES & EQUITY
Deposits
Interest-bearing deposits
Interest bearing checking, savings, & money market	3,796,615	1,671	0.18%	2,998,574	5,424	0.72%
Time deposits	697,026	2,534	1.45%	694,822	2,982	1.70%
Total interest-bearing deposits	4,493,641	4,205	0.37%	3,693,396	8,406	0.90%
Federal funds purchased & securities sold under agreements to repurchase	47,527	19	0.16%	57,607	34	0.23%
Other borrowings	303,587	1,623	2.13%	647,112	3,862	2.37%
Trust preferred debentures	17,135	216	5.02%	16,964	317	7.41%
Total interest-bearing liabilities	4,861,890	6,063	0.50%	4,415,079	12,619	1.13%
Noninterest bearing deposits	1,897,999			1,445,051
Accrued expenses and other liabilities	112,636			101,632
Total liabilities	6,872,525			5,961,762
Tompkins Financial Corporation Shareholders’ equity	707,996			658,159
Noncontrolling interest	1,488			1,491
Total equity	709,484			659,650

Total liabilities and equity	$7,582,009			$6,621,412
Interest rate spread			3.10%			3.10%
Net interest income/margin on earning assets		59,037	3.26%		53,566	3.43%

Tax Equivalent Adjustment		(784)			(410)
Net interest income per consolidated financial statements		$58,253			$53,156

Average Consolidated Statements of Condition and Net Interest Analysis (Unaudited)
	Year to Date Period Ended			Year to Date Period Ended
	September 30, 2020			September 30, 2019
	Average			Average
	Balance		Average	Balance		Average
(Dollar amounts in thousands)	(YTD)	Interest	Yield/Rate	(YTD)	Interest	Yield/Rate
ASSETS
Interest-earning assets
Interest-bearing balances due from banks	$111,775	$90	0.11%	$2,460	$31	1.68%
Securities (1)
U.S. Government securities	1,242,659	18,236	1.96%	1,338,807	22,990	2.30%
State and municipal (2)	110,058	2,225	2.70%	93,131	1,903	2.73%
Other securities (2)	3,429	93	3.61%	3,417	120	4.70%
Total securities	1,356,146	20,554	2.02%	1,435,355	25,013	2.33%
FHLBNY and FRB stock	22,175	1,130	6.81%	42,634	2,442	7.66%
Total loans and leases, net of unearned income (2)(3)	5,197,757	170,853	4.39%	4,816,140	170,540	4.73%
Total interest-earning assets	6,687,853	192,627	3.85%	6,296,589	198,026	4.21%
Other assets	536,424			405,358
Total assets	$7,224,278			$6,701,947
LIABILITIES & EQUITY
Deposits
Interest-bearing deposits
Interest bearing checking, savings, & money market	3,557,326	7,973	0.30%	2,962,236	14,865	0.67%
Time deposits	693,922	8,208	1.58%	670,570	7,728	1.54%
Total interest-bearing deposits	4,251,248	16,181	0.51%	3,632,806	22,593	0.83%
Federal funds purchased & securities sold under agreements to repurchase	54,481	76	0.19%	61,482	110	0.24%
Other borrowings	397,511	6,357	2.14%	861,930	15,731	2.44%
Trust preferred debentures	17,093	758	5.92%	16,921	974	7.70%
Total interest-bearing liabilities	4,720,332	23,372	0.66%	4,573,139	39,408	1.15%
Noninterest bearing deposits	1,699,317			1,380,399
Accrued expenses and other liabilities	111,643			101,483
Total liabilities	6,531,292			6,055,021
Tompkins Financial Corporation Shareholders’ equity	691,530			645,466
Noncontrolling interest	1,456			1,460
Total equity	692,986			646,926

Total liabilities and equity	$7,224,278			$6,701,947
Interest rate spread			3.19%			3.05%
Net interest income/margin on earning assets		169,255	3.38%		158,618	3.37%

Tax Equivalent Adjustment		(1,667)			(1,230)
Net interest income per consolidated financial statements		$167,588			$157,388
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

Net Interest Income
Net interest income is the Company’s largest source of revenue, representing 75.5% and 75.3%, respectively, of total revenues for the three and nine months ended September 30, 2020, compared to 73.1% and 73.3% for the same periods in 2019. Net interest income is dependent on the volume and composition of interest earning assets and interest-bearing liabilities and the level of market interest rates. The above table shows average interest-earning assets and interest-bearing liabilities, and the corresponding yield or cost associated with each.

Taxable-equivalent net interest income for the three months ended September 30, 2020, increased $5.1 million or 9.6% from the same period in the prior year. Taxable-equivalent net interest income for the nine month period ended September 30, 2020 increased by $10.2 million or 6.5% over the nine month period ended September 30, 2019. The increase compared to the prior year was mainly due to lower interest expense in the three and nine months ended September 30, 2020 compared to the same periods in the prior year, driven by lower market interest rates and by deposit growth, which contributed to a reduction in other borrowings. Net interest income also benefited from the growth in average earning assets in 2020 over 2019. These increases were partially offset by the decrease in average asset yields resulting from lower market interest rates. Net interest margin for the three months ended September 30, 2020 was 3.26% compared to 3.43% in 2019. Net interest margin for the nine months ended September 30, 2020 was 3.38% compared to 3.37% for the same period in 2019. The decrease in net interest margin for the third quarter of 2020 compared to the third quarter of 2019 was mainly due to a shift in composition of average earnings assets, with a greater mix of lower yielding average earnings assets, mainly securities and interest bearing balances, as well as a decrease in market interest rates. In the third quarter of 2020, there was a shift from noninterest bearing cash balances to interest bearing cash balances and securities, which added to interest income during the third quarter but also contributed to the decrease in the yield on average earning assets, adding 15 basis points to the decline in net interest margin for the third quarter compared to the second quarter of 2020.

Taxable-equivalent interest income for the three and nine months ended September 30, 2020, was $65.1 million and $192.6 million, respectively, down 1.6% and 2.7%, respectively, compared to the same periods in 2019. The year-over-year decrease in taxable-equivalent interest income was mainly a result of lower asset yields, partially offset by growth in average earning assets. Average asset yields for the first nine months of 2020 were down 36 basis points compared to the first nine months of 2019, which reflects the impact of reductions in market interest rates during the first nine months of 2020, and the addition of the lower yielding PPP loans originated in the second quarter of 2020. Average loan balances for the three and nine months ended September 30, 2020, were up $547.8 million or 11.3% and $381.6 million or 7.9%, respectively, while the average yield on loans decreased 42 basis points and 34 basis points, respectively, for the three and nine months ended September 30, 2020, compared to the same periods in 2019. The increase in average loans includes the benefit of $465.6 million of PPP loans originated in the second quarter of 2020. As a result of its participation in the SBA's PPP, in the three and nine months ended September 30, 2020, the Company recorded net deferred loan fees of $2.5 million and $4.8 million, respectively, which are included in interest income. Average securities balances for the three and nine months ended September 30, 2020, were up $144.2 million or 11.0% but down $79.2 million or 5.5%, respectively, and the average yield on securities was down 57 basis points and down 31 basis points, respectively, compared to the same periods in 2019.

Interest expense for the three and nine months ended September 30, 2020, decreased by $6.6 million or 52.0% and $16.0 million or 40.7%, respectively, compared to the same periods in 2019, driven mainly by decreases in rates paid on deposits and borrowings as a result of lower market interest rates. Growth in average deposit balances also resulted in a decrease in higher cost other borrowings. The average cost of interest-bearing deposits during the three and nine months ended September 30, 2020 was 0.37% and 0.51%, respectively, down 53 basis points and 32 basis points, compared to the same periods in 2019. Average interest-bearing deposits for the third quarter of 2020 were up $800.2 million or 21.7% compared to the same period in 2019, while year-to-date average interest-bearing deposits were up $618.4 million or 17.0% compared to the same period in 2019. Average noninterest bearing deposits were up $452.9 million or 31.3% for the three months ended September 30, 2020 when compared to the third quarter of 2019, and for the nine months ended September 30, 2020 were up $319.0 million or 23.1% with the same period in 2019. Average deposit balances continued to benefit from the $465.6 million of PPP loan originations during the second quarter of 2020, the majority of which were deposited into Tompkins checking accounts. Average other borrowings for the three and nine months ended September 30, 2020 were down $343.5 million or 53.1% and $464.4 million or 53.9%, respectively, compared to the same periods in 2019, mainly due to decreases in overnight borrowings with the FHLB as a result of deposit growth.

Provision for Credit Losses
The provision for credit losses represents management’s estimate of the amount necessary to maintain the allowance for credit losses at an appropriate level. Provision for credit losses in the third quarter of 2020 was $199,000 compared to $1.3 million for the same period in 2019. The decrease over prior year is mainly due to lower net charge-offs in 2020. Net charge-offs in 2019 included the charge-off of one large credit of $3.3 million in the commercial real estate portfolio. Provision expense for the nine months ended September 30, 2020 was $16.1 million, compared to $2.4 million for the same period in 2019. The first quarter of 2020 included provision expense of $16.3 million related to the impact of the economic shutdown related to COVID-19 on economic forecasts and other model assumptions relied upon by management in determining the allowance, as well as normal adjustments for loan growth, and changing loan portfolio and segment mix, and is due to the calculation of the allowance for credit losses in accordance with ASU 2016-13. The section captioned “Financial Condition – The Allowance for Credit Losses” below has further details on the allowance for credit losses and asset quality metrics.

Noninterest Income
Noninterest income was $18.9 million for the third quarter of 2020, which was down 3.3% compared to the third quarter of 2019, and $55.0 million for the first nine months of 2020, down 4.2% from the same period prior year. Noninterest income represented 24.5% of total revenue for the third quarter of 2020 and 24.7% for the nine months ended September 30, 2020, compared to 26.9% and 26.7% for the same periods in 2019. The reduction in fee-based income in 2020 is largely related to pandemic-related travel and business restrictions, which reduced card services and service charge income. However, card services fees and deposit fees in the third quarter of 2020 were up over the second quarter of 2020, by 6.0% and 15.7%, respectively. In addition to the decrease in fee-based revenues when compared to the prior year, the reduction in noninterest income as a percentage of total revenues in 2020 compared to 2019 also reflects the increase in net interest income in 2020 over 2019.

Insurance commissions and fees, the largest component of noninterest income, were a record $8.9 million for the third quarter of 2020, an increase of 4.7% from the same period prior year. The increase in insurance commissions and fees in the third quarter of 2020 over the same period in 2019, was mainly in property and casualty commissions and contingency income. For the first nine months of 2020, insurance commissions and fees were down $98,000 or 0.4% compared to the same period in 2019. The decrease in revenues for the nine months period ended September 30, 2020 compared to the prior year is mainly due to lower contingency revenues and an increase in reserves for cancellations and policy changes as a result of economic uncertainties related to COVID-19. New business volumes have also been negatively impacted by COVID-19.

Investment services income of $4.3 million in the third quarter of 2020 was up $117,000 or 2.8% compared to the third quarter of 2019. For the first nine months of 2020, investment services income was up $248,000 or 2.0% compared to the same period in 2019, mainly due to an increase in advisory fee income resulting from the growth in assets under management, and higher estate and terminating trust fees earned in 2020. Investment services income includes trust services, financial planning, wealth management services, and brokerage related services. The fair value of assets managed by, or in custody of, Tompkins was $4.3 billion at September 30, 2020. The fair value of assets in custody at September 30, 2020 includes $1.2 billion of Company-owned securities where Tompkins Trust Company is custodian.

Card services income for the three and nine months ended September 30, 2020, was down $131,000 or 5.1% and $1.2 million or 14.9%, respectively, compared to the same periods in 2019. Debit card income, the largest component of card services income, was down $11,000 or 0.6% compared to the same quarter in the prior year, and down $346,000 or 6.6% from the first nine months of 2019. Contributing to the decrease from the prior year was a one-time incentive payment of $500,000 (pre-tax) related to our merchant card business received in the first quarter of 2019, and a decrease in transaction volume related to COVID-19. Transaction volumes did increase in the third quarter of 2020 compared to the second quarter of 2020, which resulted in a 3.6% increase in debit card income in the third quarter of 2020 over the second quarter of 2020.

The Company recognized a loss of $2,000 and gains of $446,000, respectively, on securities transactions for the three and nine months ended September 30, 2020, compared to $138,000 and $434,000, respectively, of gains for the same periods in 2019. The year-to-date 2020 gains include $178,000 of gains on the sales of available-for-sale debt securities, $251,000 of gains on securities called during the second quarter and $17,000 of realized gains from the change in the fair value of equity securities. The sales of available-for-sale debt securities are mainly the result of general portfolio maintenance and interest rate risk management.

Other income of $1.8 million in the third quarter of 2020 was down $145,000 or 7.4% compared to the same period in 2019. For the first nine months of 2020, other income of $6.4 million was up $141,000 or 2.3% compared to the same period in 2019. The decrease over prior year for the three months ended September 30, 2020, was mainly due to a credit received on software in the third quarter of 2019. The increase in other income for the nine months ended September 30, 2020 was largely due to income related to the gains on sales of residential mortgage loans of $378,000 and $1.2 million, respectively, compared to gains of $25,000 and $139,000, respectively, for the same periods prior year.

Noninterest Expense
Noninterest expense was $46.3 million for the third quarter of 2020 and $139.0 million for the first nine months of 2020, up 1.5% and 2.2%, respectively, compared to the same periods in 2019.

Expenses associated with compensation and benefits comprise the largest component of noninterest expense, representing 66.1% and 63.1% of total noninterest expense for the three and nine months ended September 30, 2020. Salaries and wages expense for the three and nine months ended September 30, 2020 increased by $991,000 or 4.3% and $3.3 million or 5.0%, respectively, compared to the same periods in 2019. The increases were mainly due to normal merit adjustments, increase in average full time equivalent employees, and premium pay for employees who were required to be on premise during early stages of the shutdown related to COVID-19. Employee benefits for the three and nine months ended September 30, 2020, increased by $869,000 or 14.9% and $1.2 million or 6.8% over the same periods in 2019, mainly as a result of higher medical insurance premiums.

Other expense categories, not related to compensation and benefits, for the three and nine months ended September 30, 2020 were down 6.9% and 2.8% respectively compared to the same periods in 2019. Expenses for the third quarter and year to date period ended September 30, 2020, included ($417,000) and $1.3 million, respectively, related to allowance for credit losses for off-balance sheet exposures. Marketing expenses for the three and nine months ended September 30, 2020 were up $28,000 or 3.1% and down $903,000 or 24.4%, respectively, compared to the same periods in 2019. Professional fees for the three and nine months ended September 30, 2020, were down $1.0 million or 42.4% and $2.5 million or 35.1%, respectively, compared to the same periods in 2019. Business related travel and entertainment expenses decreased $415,000 or 83.5% and $841,000 or 62.8% for the three and nine months, respectively, ended September 30, 2020 when compared to the same periods in 2019, primarily due to limitations related to the COVID-19 shutdown and social distancing guidelines.

Income Tax Expense
The provision for income taxes was $6.3 million for an effective rate of 20.7% for the third quarter of 2020, compared to tax expense of $5.5 million and an effective rate of 21.3% for the same quarter in 2019. For the first nine months of 2020, the provision for income taxes was $13.8 million for an effective rate of 20.4% compared to tax expense of $15.8 million and an effective rate of 20.7% for the same period in 2019. The effective rates differ from the U.S. statutory rate primarily due to the effect of tax-exempt income from loans, securities and life insurance assets, and the income tax effects associated with stock based compensation.

FINANCIAL CONDITION

Total assets were $7.8 billion at September 30, 2020, up $1.1 billion or 15.9% from December 31, 2019. The increase in total assets was mainly due to increases in loans, securities, and cash and cash equivalents balances. Total loan balances were $5.4 billion at September 30, 2020, up $480.7 million or 9.8% compared to the $4.9 billion reported at year-end 2019, mainly due to the addition of $465.6 million of PPP loans originated and funded in the second quarter of 2020. Total cash and cash equivalents were up $236.8 million or 171.6% over December 31, 2019. The increase in securities and cash and cash equivalents from year-end 2019 is largely due to the investment of excess liquidity into securities and interest bearing balances. Total deposits were up $1.4 billion or 26.6% from December 31, 2019. Other borrowings decreased $373.1 million or 56.7% from December 31, 2019, as deposit growth was used to reduce borrowings.

Securities
As of September 30, 2020, the Company’s securities portfolio was $1.7 billion or 21.4% of total assets, compared to $1.3 billion or 19.3% of total assets at year end 2019. The following table details the composition of available-for-sale debt securities.

Available-for-Sale Debt Securities
	September 30, 2020		December 31, 2019
(In thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
U.S. Treasuries	$0	$0	$1,840	$1,840
Obligations of U.S. Government sponsored entities	602,417	612,481	367,551	$372,488
Obligations of U.S. states and political subdivisions	126,593	129,258	96,668	97,785
Mortgage-backed securities - residential, issued by
U.S. Government agencies	205,507	207,501	164,643	164,451
U.S. Government sponsored entities	700,238	715,160	660,037	659,590
U.S. corporate debt securities	2,500	2,366	2,500	2,433
Total available-for-sale debt securities	$1,637,255	$1,666,766	$1,293,239	$1,298,587

As of September 30, 2020, the available-for-sale debt securities portfolio had net unrealized gains of $29.5 million compared to net unrealized gains of $5.3 million at December 31, 2019. The increase in unrealized gains related to the available-for-sale debt securities portfolio, which reflects the amount that the fair value exceeds amortized cost, was due primarily to changes in market interest rates during the first nine months of 2020. Management’s policy is to purchase investment grade securities that on average have relatively short duration, which helps mitigate interest rate risk and provides sources of liquidity without significant risk to capital.

The Company evaluates available for sale debt securities in an unrealized loss position to determine whether the decline in the fair value below the amortized cost basis (impairment) is the result of changes in interest rates or reflects a fundamental change in the credit worthiness of the underlying issuer. Any impairment that is not credit related is recognized in other comprehensive income, net of applicable taxes. Credit-related impairment is recognized as an allowance for credit losses (“ACL”) on the balance sheet, limited to the amount by which the amortized cost basis exceeds the fair value, with a corresponding adjustment to earnings. Both the ACL and the adjustment to net income may be reversed if conditions change.

The Company determined that at September 30, 2020, all impaired available-for-sale debt securities was primarily attributable to changes in interest rates and levels of market liquidity, relative to when the investment securities were purchased, and not due to the worthiness of the underlying issuers. In addition, the Company maintains the ability and intent to hold these positions until the recovery of unrealized losses and does not believe that the Company would be required to sell any securities currently in an unrealized loss position. Therefore, the Company carried no ACL at September 30, 2020 and there was no credit loss expense recognized by the Company with respect to the securities portfolio during the three and nine months ended September 30, 2020.

Loans and Leases
Loans and leases as of the end of the third quarter and prior year-end periods were as follows:

(In thousands)	9/30/2020	12/31/2019
Commercial and industrial
Agriculture	$89,068	$105,786
Commercial and industrial other	790,749	902,275
PPP loans	464,058	0
Subtotal commercial and industrial	1,343,875	1,008,061
Commercial real estate
Construction	182,605	213,637
Agriculture	198,049	184,898
Commercial real estate other	2,161,954	2,045,030
Subtotal commercial real estate	2,542,608	2,443,565
Residential real estate
Home equity	206,456	219,245
Mortgages	1,228,629	1,158,592
Subtotal residential real estate	1,435,085	1,377,837
Consumer and other
Indirect	9,534	12,964
Consumer and other	64,346	61,446
Subtotal consumer and other	73,880	74,410
Leases	14,877	17,322
Total loans and leases	5,410,325	4,921,195
Less: unearned income and deferred costs and fees	(12,028)	(3,645)
Total loans and leases, net of unearned income and deferred costs and fees	$5,398,297	$4,917,550

Total loans and leases of $5.4 billion at September 30, 2020 were up $480.7 million or 9.8% from December 31, 2019. As of September 30, 2020, total loans and leases represented 69.3% of total assets compared to 73.1% of total assets at December 31, 2019. The decrease in total loans as a percentage of total assets reflects the growth in available-for-sale securities (up $368.2 million) and cash and cash equivalents (up $236.8 million) since December 31, 2019.

Residential real estate loans, including home equity loans, were $1.4 billion at September 30, 2020, up $57.2 million or 4.2% compared to December 31, 2019, and comprised 26.6% of total loans and leases at September 30, 2020. Changes in residential loan balances are impacted by the Company’s decision to retain these loans or sell them in the secondary market due to interest rate considerations. The Company’s Asset/Liability Committee meets regularly and establishes standards for selling and retaining residential real estate mortgage originations.

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

During the first nine months of 2020 and 2019, the Company retained the vast majority of residential mortgage loans originated, selling $35.3 million and $11.4 million, respectively, and recognizing gains of $1.2 million and $139,000, respectively, on these sales. These residential real estate loans were sold without recourse in accordance with standard secondary market loan sale agreements. When residential mortgage loans are sold, the Company typically retains all servicing rights, which provides the Company with a source of fee income. Mortgage servicing rights totaled $922,000 at September 30, 2020 and $805,000 at December 31, 2019.

Commercial real estate loans and commercial and industrial loans totaled $2.5 billion and $1.3 billion, respectively, and represented 47.1% and 24.9%, respectively of total loans as of September 30, 2020. The commercial real estate portfolio was up $99.1 million or 4.1% over year-end 2019, while commercial and industrial loans were up $425.7 million or 33.3%. The increase in commercial and industrial loans over year-end included $464.1 million of PPP loans. As of September 30, 2020, agriculturally-related loans totaled $287.1 million or 5.3% of total loans and leases, compared to $290.7 million or 5.9% of total loans and leases at December 31, 2019. Agriculturally-related loans include loans to dairy farms and crop farms. Agriculturally-related loans are primarily made based on identified cash flows of the borrower with consideration given to underlying collateral, personal guarantees, and government related guarantees. Agriculturally-related loans are generally secured by the assets or property being financed or other business assets such as accounts receivable, livestock, equipment or commodities/crops.
The Company has adopted comprehensive lending policies, underwriting standards and loan review procedures. Management reviews these policies and procedures on a regular basis. The Company discussed its lending policies and underwriting guidelines for its various lending portfolios in Note 3 – “Loans and Leases” in the Notes to Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. There have been no significant changes in these policies and guidelines since the date of that report. Therefore, both new originations as well as those balances held at September 30, 2020, reflect these policies and guidelines. The Company’s Board of Directors approves the lending policies at least annually. The Company recognizes that exceptions to policy guidelines may occasionally occur and has established procedures for approving exceptions to these policy guidelines. Management has also implemented reporting systems to monitor loan originations, loan quality, concentrations of credit, loan delinquencies and nonperforming loans and potential problem loans.

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

The Allowance for Credit Losses

During the first quarter of 2020, the Company adopted ASU No. 2016-13 - Financial Instruments - Credit Losses, also known as CECL. The below tables represents the allowance for credit losses calculated under the new accounting guidance as of September 30, 2020, and the prior period tables use the incurred loss methodology calculation used prior to adoption. The tables provide, as of the dates indicated, an allocation of the allowance for credit losses for inherent loan losses by type. The allocation is neither indicative of the specific amounts or the loan categories in which future charge-offs may occur, nor is it an indicator of future loss trends. The allocation of the allowance for credit losses to each category does not restrict the use of the allowance to absorb losses in any category.

(In thousands)	9/30/2020
Allowance for credit losses
Commercial and industrial	$7,284
Commercial real estate	28,559
Residential real estate	14,933
Consumer and other	1,449
Finance leases	68
Total	$52,293

(In thousands)	12/31/2019
Allowance for originated loans and leases
Commercial and industrial	$10,541
Commercial real estate	21,557
Residential real estate	6,360
Consumer and other	1,356
Total	$39,814

Allowance for acquired loans
Commercial real estate	$51
Residential real estate	21
Consumer and other	6
Total	$78

As a result of the adoption of ASC 326, the Company recorded a net cumulative-effect adjustment reducing the allowance for credit losses by $2.5 million from $39.9 million at December 31, 2019, to $37.4 million at January 1, 2020. As of September 30, 2020, the total allowance for credit losses was $52.3 million. The $14.9 million increase in the allowance at September 30, 2020, compared to January 1, 2020 was mainly due to a $14.9 million increase in the provision expense driven by changes in economic conditions and forecasts related to the impact of COVID-19, including forecasts of significantly slower economic growth and higher unemployment. The majority of the increase in the allowance and provision expense in 2020 was in the first quarter of 2020. The allowance was relatively flat between June 30, 2020 and September 30, 2020, as lower estimated reserves driven by improvements in forecasts for unemployment and the gross domestic product used in our model were offset by increases in qualitative reserves for loans within certain industries that may have an elevated level of risk due to the adverse economic impact of the COVID-19 pandemic, as well as loans that remain in the Company's payment deferral program implemented in response to the COVID-19 pandemic. The estimated reserves for the latter included an amount for accrued interest receivable. The qualitative reserves were added to all portfolio segments with the majority in commercial real estate and then residential real estate.

Total loans were $5.4 billion at September 30, 2020, which were flat compared to September 30, 2019 and up $480.7 million or 9.8% from December 31, 2019. The increase from year-end 2019 included $465.6 million of PPP loans. Since the PPP loans are guaranteed by the SBA, there are no reserves allocated to these loans. Credit quality metrics at September 30, 2020, were mixed compared to year-end 2019. Nonperforming assets represented 0.44% of total assets at September 30, 2020, compared to 0.47% at December 31, 2019. Nonperforming loans and leases were up $2.4 million or 7.6% from year end 2019 and represented 0.63% of total loans at September 30, 2020 compared to 0.64% at December 31, 2019. Loans internally-classified Special Mention or Substandard were up $77.7 million or 86.1% compared to December 31, 2019. The increase over

December 31, 2019, was mainly a result of the downgrade of loans in the hospitality industry to Special Mention, reflecting cash flow stress related to the pandemic-related business and travel restrictions and social distancing guidelines. Many of these hospitality loans are in the Company's payment deferral program and are included in the estimate of qualitative reserves. The allowance for credit losses covered 154.68% of nonperforming loans and leases as of September 30, 2020, compared to 126.90% at December 31, 2019.

The Company’s allowance for credit losses totaled $52.3 million at September 30, 2020, which represented 0.97% of total loans, up from 0.81% at December 31, 2019, and 0.84% at September 30, 2019.

Activity in the Company’s allowance for credit losses during the first nine months of 2020 and 2019 is illustrated in the table below.

Analysis of the Allowance for Credit Losses
(In thousands)	9/30/2020	9/30/2019
Average loans outstanding during period	$5,197,757	$4,816,140
Allowance at December 31, 2019	39,892	0
Impact of adopting ASC 326	(2,534)	0
Balance of allowance at beginning of year	37,358	43,410
LOANS CHARGED-OFF:
Commercial and industrial	1	489
Commercial real estate	1,305	3,949
Residential real estate	33	131
Consumer and other	409	571
Finance leases	0	0
Total loans charged-off	$1,748	$5,140
RECOVERIES OF LOANS PREVIOUSLY CHARGED-OFF:
Commercial and industrial	125	92
Commercial real estate	40	107
Residential real estate	178	319
Consumer and other	195	217
Finance Leases	0	0
Total loans recoveries	$538	$735
Net loans charged-off	1,210	4,405
Additions to allowance for credit losses charged to operations	16,145	2,366
Balance of allowance at end of period	$52,293	$41,371
Allowance for credit losses as a percentage of total loans and leases	0.97%	0.84%
Annualized net charge-offs on loans to average total loans and leases during the period	0.00%	0.06%

Net loan and lease charge-offs totaled $1.2 million for the nine months ended September 30, 2020, compared to net charge-offs of $4.4 million for the same period in 2019. The first nine months of 2019 included a $3.1 million write-down of one relationship in the commercial real estate portfolio. Annualized net charge-offs as a percentage of average loans and leases were 0.00% at September 30, 2020, compared to 0.06% at September 30, 2019.

The provision for credit losses in the third quarter of 2020 was $199,000, down compared to the $1.3 million reported for the same period in 2019. Provision expense for the nine months ended September 30, 2020 was $16.1 million, compared to $2.4 million for the same period in 2019. The first quarter of 2020 included provision expense of $16.3 million related to the impact of the economic conditions related to COVID-19 on economic forecasts and other model assumptions relied upon by management in determining the allowance. Net recoveries for the three months ended September 30, 2020, were $11,000 compared to net charge-offs of $739,000 reported for the same period in 2019.

Allowance for Credit Losses on Off-Balance Sheet Credit Exposures

The Company records an allowance for credit losses on off-balance sheet credit exposures, unless the commitments to extend credit are unconditionally cancellable, through a charge to the provision for credit loss expense on off-balance sheet credit exposures included in other noninterest expense in the Company’s consolidated statements of income. The allowance for credit losses for off-balance sheet credit exposures is estimated by loan segment at each balance sheet date under the current expected credit loss model using similar methodologies as portfolio loans, taking into consideration the likelihood that funding will occur, and is included in other liabilities on the Company’s statements of condition. As of September 30, 2020, the Company's reserve for off-balance sheet credit exposures was $2.1 million, compared to $2.5 million at June 30, 2020 and $477,000 at December 31, 2019. As a result of the adoption of ASC 326, the Company recorded a net cumulative-effect adjustment increasing the allowance for credit losses on off-balance sheet credit exposures by $381,000 from $477,000 at December 31, 2019, to $858,000 at January 1, 2020.

Analysis of Past Due and Nonperforming Loans
(In thousands)	9/30/2020	12/31/2019	9/30/2019
Loans 90 days past due and accruing
Total loans 90 days past due and accruing	$0	$0	$0
Nonaccrual loans
Commercial and industrial	$1,636	$2,335	$1,752
Commercial real estate	12,777	10,789	10,618
Residential real estate	12,203	10,882	10,949
Consumer and other	328	275	249
Total nonaccrual loans	$26,944	$24,281	$23,568
Troubled debt restructurings not included above	6,864	7,154	6,528
Total nonperforming loans and leases	$33,808	$31,435	$30,096
Other real estate owned	196	428	888
Total nonperforming assets	$34,004	$31,863	$30,984
Allowance as a percentage of nonperforming loans and leases	154.68%	126.90%	137.46%
Total nonperforming loans and leases as percentage of total loans and leases	0.63%	0.64%	0.62%
Total nonperforming assets as percentage of total assets	0.44%	0.47%	0.47%
1 The December 31, 2019, and September 30, 2019 columns in the above table exclude $794,000, and $1.2 million, respectively, of acquired loans that were 90 days past due and accruing interest.  At December 31, 2019 and September 30, 2019, purchased credit-impaired ("PCI") loans were excluded from past due and non-accrual loans reported because they continued to earn interest income from the accretable yield at the pool level. The PCI loan pools are accounted for as PCD loans (on a loan level basis with a related allowance for credit losses) under the CECL standard adopted at January 1, 2020 and reported in the past due loans and non-accrual loans in the table above at September 30, 2020.

Nonperforming assets include nonaccrual loans, troubled debt restructurings (“TDR”), and foreclosed real estate/other real estate owned. Total nonperforming assets of $34.0 million at September 30, 2020 were up $2.1 million or 6.7% compared to December 31, 2019, and up $3.0 million or 9.8% compared to September 30, 2019. Nonperforming assets represented 0.44% of total assets at September 30, 2020, down from 0.47% at December 31, 2019 and September 30, 2019. The Company’s ratio of nonperforming assets to total assets continues to compare favorably to our peer group’s most recent ratio of 0.58% at June 30, 2020.

Loans are considered modified in a TDR when, due to a borrower’s financial difficulties, the Company makes a concession(s) to the borrower that it would not otherwise consider and the borrower could not obtain elsewhere. These modifications may include, among others, an extension of the term of the loan, and granting a period when interest-only payments can be made, with the principal payments made over the remaining term of the loan or at maturity. TDRs are included in the above table within the following categories: “loans 90 days past due and accruing”, “nonaccrual loans”, or “troubled debt restructurings not included above”. Loans in the latter category include loans that meet the definition of a TDR but are performing in accordance with the modified terms and therefore classified as accruing loans. At September 30, 2020, the Company had $8.5 million in TDRs, and of that total $1.6 million was reported as nonaccrual and $6.9 million was considered performing and included in the table above.

As previously noted, the Company participated in the SBA PPP. This program provides borrower guarantees for lenders, as well as loan forgiveness incentives for borrowers that utilize the loan proceeds to cover employee compensation-related expenses and certain other eligible business operating costs, all in accordance with the rules and regulations established by the SBA. The Company began accepting applications for PPP loans on April 3, 2020, and funded 2,998 PPP loans during the second quarter of 2020. Outstanding PPP loans totaled $464.1 million as of September 30, 2020.

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

The ratio of the allowance to nonperforming loans and leases (loans past due 90 days and accruing, nonaccrual loans and restructured troubled debt) was 154.68% at September 30, 2020, compared to 126.9% at December 31, 2019, and 137.46% at September 30, 2019. The Company’s nonperforming loans and leases are mostly made up of collateral dependent impaired loans with limited exposure or loans that require limited specific reserves due to the level of collateral available with respect to these loans and/or previous charge-offs.

The Company, through its internal loan review function, identified 37 commercial relationships from the loan portfolio totaling $28.5 million at September 30, 2020, that were potential problem loans. At December 31, 2019, the Company had identified 41 relationships totaling $44.0 million in the loan portfolio that were potential problem loans. Of the 37 relationships at September 30, 2020, that were Substandard, there were 10 relationships that equaled or exceeded $1.0 million, which in aggregate totaled $22.3 million, the largest of which was $4.8 million. The Company continues to monitor these potential problem relationships; however, management cannot predict the extent to which continued weak economic conditions or other factors may further impact borrowers. These loans remain in a performing status due to a variety of factors, including payment history, the value of collateral supporting the credits, and personal or government guarantees. These factors, when considered in the aggregate, give management reason to believe that the current risk exposure on these loans does not warrant accounting for these loans as nonperforming. However, these loans do exhibit certain risk factors, which have the potential to cause them to become nonperforming. Accordingly, management's attention is focused on these credits, which are reviewed on at least a quarterly basis.

Capital
Total equity was $713.6 million at September 30, 2020, an increase of $50.6 million or 7.6% from December 31, 2019. The increase reflects growth in retained earnings and a decrease in accumulated other comprehensive losses.

Additional paid-in capital decreased by $1.2 million, from $338.5 million at December 31, 2019, to $337.3 million at September 30, 2020. The decrease was primarily attributable to the Company's repurchase of 71,288 shares of its common stock with an aggregate purchase price of $5.6 million pursuant to the Company's stock repurchase plan, and $540,000 related to the exercise of stock options, and grants of restricted stock. This was partially offset by $3.4 million attributed to stock-based compensation, $1.5 million related to shares issued in connection with the Company's dividend reinvestment program and $76,000 related to Director deferred compensation. The 71,288 shares repurchased were purchased in the first quarter of 2020; on March 19, 2020, following the announcement of the national emergency related to the COVID-19 pandemic, the Company suspended the repurchase of shares under the Company's share repurchase program. Management has not yet determined when it will resume repurchases under the share repurchase program. Any such decision will be based on, among other factors, the Company's financial and capital position.

Retained earnings increased by $32.0 million from $370.5 million at December 31, 2019, to $402.5 million at September 30, 2020, mainly reflecting net income of $53.6 million for the year-to-date period, less dividends paid of $23.3 million and the net cumulative effect adjustment related to the adoption of ASU 2016-13 of $1.7 million. Accumulated other comprehensive loss decreased from a net loss of $43.6 million at December 31, 2019, to a net loss of $23.9 million at September 30, 2020, reflecting an $18.2 million increase in unrealized gains on available-for-sale debt securities mainly due to changes in market rates and a $1.5 million decrease related to post-retirement benefit plans.

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

Cash dividends paid in the first nine months of 2020 totaled approximately $23.3 million, representing 43.5% of year to date 2020 earnings. Dividends per common share of $1.56, for the first nine months of 2020 represents a 4.0% increase over cash dividends of $1.50 per common share paid in the first nine months of 2019. On October 23, 2020, the Tompkins Financial Corporation Board of Directors approved a fourth quarter cash dividend of $0.54 per share, an increase of 3.8% compared to the fourth quarter of 2019.

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

The following table provides a summary of the Company’s capital ratios as of September 30, 2020:

REGULATORY CAPITAL ANALYSIS
September 30, 2020	Actual		Minimum Capital Required - Basel III Fully Phased-In		Well Capitalized Requirement
(dollar amounts in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk weighted assets)	$712,880	14.26%	$524,766	10.50%	$499,777	10.00%
Tier 1 Capital (to risk weighted assets)	$658,768	13.18%	$424,810	8.50%	$399,821	8.00%
Tier 1 Common Equity (to risk weighted assets)	$641,605	12.84%	$349,844	7.00%	$324,855	6.50%
Tier 1 Capital (to average assets)	$658,768	8.85%	$297,872	4.00%	$372,340	5.00%

As of September 30, 2020, the Company’s capital ratios exceeded the minimum required capital ratios plus the fully phased-in capital conservation buffer, and the minimum required capital ratios for well capitalized institutions. The capital levels required to be considered well capitalized, presented in the above table, are based upon prompt corrective action regulations, as amended to reflect the changes under Basel III Capital Rules.

Total capital as a percent of risk weighted assets increased to 14.3% at September 30, 2020, compared with 13.5% as of December 31, 2019. Tier 1 capital as a percent of risk weighted assets increased from 12.7% at the end of 2019 to 13.2% as of September 30, 2020. Tier 1 capital as a percent of average assets was 8.9% at September 30, 2020, which is down from 9.6% at December 31, 2019. The Tier 1 capital to average assets ratio at September 30, 2020 was negatively impacted, due to the large increase in average assets, by $465.6 million of PPP loans originated in the second quarter of 2020. Common equity Tier 1 capital was 12.8% at the end of the third quarter of 2020, up from 12.3% at the end of 2019.

As of September 30, 2020, the capital ratios for the Company’s subsidiary banks also exceeded the minimum required capital ratios plus the required conservation buffer, the minimum required capital ratios plus the fully phased-in capital conservation buffer, and the minimum required capital ratios for well capitalized institutions.

In the first quarter of 2020, U.S. Federal regulatory authorities issued an interim final rule that provides banking organizations that adopt CECL during the 2020 calendar year with the option to delay for two years the estimated impact of CECL on regulatory capital relative to regulatory capital determined under the prior incurred loss methodology, followed by a three-year transition period to phase out the aggregate amount of the capital benefit provided during the initial two-year delay (i.e., a five-year transition in total). In connection with our adoption of CECL on January 1, 2020, we elected to utilize the five-year CECL transition.

Deposits and Other Liabilities
Total deposits of $6.6 billion at September 30, 2020 were up $1.4 billion or 26.6% from December 31, 2019. The increase from year-end 2019 was primarily in non-interest bearing deposits, money market and savings balances and time deposits, which were up $458.4 million or 31.5%, $898.6 million or 29.2% and $31.4 million or 4.6% respectively from year-end 2019. Deposit balances benefited from the $465.6 million of PPP loan originations during the second quarter of 2020, the majority of which were deposited in Tompkins checking accounts. The growth also included $295.0 million of short-term brokered deposits. In April 2020, the Company obtained these short-term brokered deposits and actively increased liquid assets to further strengthen the Company's liquidity position in order to guard against the economic uncertainty related to the COVID-19 pandemic. Of the $295.0 million in brokered deposits, $95.0 million mature in December 2020 and $200.0 million mature in April 2021.

The most significant source of funding for the Company is core deposits. The Company defines core deposits as total deposits less time deposits of $250,000 or more, brokered deposits, municipal money market deposits, and reciprocal deposit relationships with municipalities. Core deposits grew by $979.6 million or 22.8% to $5.3 billion at September 30, 2020, from year-end 2019. Core deposits represented 79.8% of total deposits at September 30, 2020, compared to 82.3% of total deposits at December 31, 2019. Core deposit balances at September 30, 2020, continued to benefit from $464.1 million of PPP loans, as the majority of these funds were deposited into the borrowers' accounts at Tompkins.

The Company uses both retail and wholesale repurchase agreements. Retail repurchase agreements are arrangements with local customers of the Company, in which the Company agrees to sell securities to the customer with an agreement to repurchase those securities at a specified later date. Retail repurchase agreements totaled $63.6 million at September 30, 2020, and $60.3 million at December 31, 2019. Management generally views local repurchase agreements as an alternative to large time deposits.

The Company’s other borrowings totaled $285.0 million at September 30, 2020, down $373.1 million or 56.7% from $658.1 million at December 31, 2019. The decrease in borrowings was due to the seasonal growth in public deposits, core deposit growth and an increase in brokered deposits from year-end. Borrowings at September 30, 2020 included $285.0 million of FHLB term advances. Borrowings at year-end 2019 included $239.1 million in overnight advances from FHLB, $415.0 million of FHLB term advances, and a $4.0 million advance from a bank. Of the $285.0 million in FHLB term advances at September 30, 2020, $245.0 million is due in over one year. Maturities of advances due in over one year include: $70.0 million due over one year to two years; $105.0 million over two years to three years, and $70.0 million over three years to four years.

Liquidity
As of September 30, 2020, the Company had not experienced any significant impact to our liquidity or funding capabilities as a result of the COVID-19 pandemic. As previously noted, the Company participated in the SBA's PPP program. The Company began accepting applications for PPP loans on April 3, 2020, and funded 2,998 PPP loans during the second quarter of 2020. Outstanding PPP loans totaled $464.1 million as of September 30, 2020. The majority of the PPP loan proceeds were deposited into accounts at Tompkins, which contributed to the deposit growth in the second quarter. In April 2020, the Company obtained $295.0 million of short-term brokered deposits and actively increased liquid assets to further strengthen the Company's position so that the Company can continue to guard against economic uncertainty related to the COVID-19 pandemic. The Company has a long-standing liquidity plan in place that is designed to ensure that appropriate liquidity resources are available to fund the balance sheet. Additionally, given the uncertainties related to the impact of the COVID-19 crisis on liquidity, the Company has confirmed the availability of funds at the FHLB of NY and FHLB of Pittsburgh, completed actions required to activate participation in the Federal Reserve Bank PPP lending facility, and confirmed availability of Federal Fund lines with correspondent bank partners.

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

Core deposits, discussed above under “Deposits and Other Liabilities”, are a primary and low cost funding source obtained primarily through the Company’s branch network. In addition to core deposits, the Company uses non-core funding sources to support asset growth. These non-core funding sources include time deposits of $250,000 or more, brokered time deposits, municipal money market deposits, reciprocal deposits, bank borrowings, securities sold under agreements to repurchase and overnight and term advances from the FHLB. Rates and terms are the primary determinants of the mix of these funding sources. Non-core funding sources of $1.7 billion at September 30, 2020 increased $38.8 million or 2.4% as compared to year-end 2019. Increases in brokered money market deposits and municipal money market deposits more than offset the decrease in overnight borrowings with the FHLB. Non-core funding sources, as a percentage of total liabilities, were 23.7% at September 30, 2020, compared to 27.1% at December 31, 2019.

Non-core funding sources may require securities to be pledged against the underlying liability. Securities held at fair value were $1.4 billion at September 30, 2020 and $1.2 billion December 31, 2019, and were either pledged or sold under agreements to repurchase. Pledged securities represented 84.4% of total securities at September 30, 2020, compared to 89.7% of total securities at December 31, 2019.

Cash and cash equivalents totaled $374.7 million as of September 30, 2020 which increased from $138.0 million at December 31, 2019. Short-term investments, consisting of securities due in one year or less, decreased from $108.1 million at December 31, 2019, to $54.1 million on September 30, 2020.

Cash flow from the loan and investment portfolios provides a significant source of liquidity. These assets may have stated maturities in excess of one year, but have monthly principal reductions. Total mortgage-backed securities, at fair value, were $922.7 million at September 30, 2020 compared with $824.0 million at December 31, 2019. Outstanding principal balances of residential mortgage loans, consumer loans, and leases totaled approximately $1.5 billion at September 30, 2020, up $54.3 million or 3.7% compared with year-end 2019. Aggregate amortization from monthly payments on these assets provides significant additional cash flow to the Company.

The Company's liquidity is enhanced by ready access to national and regional wholesale funding sources including Federal funds purchased, repurchase agreements, brokered certificates of deposit, and FHLB advances. Through its subsidiary banks, the Company has borrowing relationships with the FHLB and correspondent banks, which provide secured and unsecured borrowing capacity. At September 30, 2020, the unused borrowing capacity on established lines with the FHLB was $2.1 billion.

As members of the FHLB, the Company’s subsidiary banks can use certain unencumbered mortgage-related assets and securities to secure additional borrowings from the FHLB. At September 30, 2020, total unencumbered residential mortgage loans and securities were $1.6 billion. Additional assets may also qualify as collateral for FHLB advances upon approval of the FHLB.

Non-GAAP Disclosure
The following table summarizes the Company's results of operations on a GAAP basis and on an operating (non-GAAP) basis for the periods indicated. The non-GAAP financial measures adjust GAAP measures to exclude the effects of non-operating items, such as acquisition related intangible amortization expense, and significant nonrecurring income or expense on earnings, equity, and capital. In 2020, the Company had a nonrecurring write-down on a piece of real estate that was pending a sale.

The Company believes the non-GAAP measures provide meaningful comparisons of our underlying operational performance and facilitate management's and investors' assessments of business and performance trends. These non-GAAP financial measures should not be considered in isolation or as a measure of the Company's profitability or liquidity; they are in addition to, and are not a substitute for, financial measures under GAAP. The non-GAAP financial measures presented herein may be different from non-GAAP financial measures used by other companies, and may not be comparable to similarly titled measures reported by other companies. Non-GAAP financial measures have limitations since they do not reflect all of the amounts associated with the Company's results of operations as determined in accordance with GAAP.

Reconciliation of Net Income Available to Common Shareholders/Diluted Earnings Per Share (GAAP) to Net Operating Income Available to Common Shareholders/Adjusted Diluted Earnings Per Share (Non-GAAP) and Adjusted Operating Return on Average Tangible Common Equity (Non-GAAP)
	Nine Months Ended September 30,
(In thousands, except per share data)	2020	2019
Net income available to common shareholders	$53,610	$60,638
Less: income attributable to unvested stock-based compensation awards	(628)	(972)
Net income available to common shareholders (GAAP)	52,982	59,666
Diluted earnings per share (GAAP)	$3.59	$3.97

Adjustments for non-operating income and expense:
Write-down of real estate pending sale	$673	$0
Total adjustments	673	0
Tax (benefit) expense	(165)	0
Total adjustments, net of tax	$508	$0

Net operating income available to common shareholders (Non-GAAP)	$53,490	$59,666
Weighted average shares outstanding (diluted)	14,738,921	15,035,780
Adjusted diluted earnings per share (Non-GAAP)	$3.63	$3.97

Net income available to common shareholders (GAAP)	$52,982	$59,666
Average Tompkins Financial Corporation shareholders' equity (GAAP)	692,986	646,926
Return on average shareholders' equity (GAAP)	15.37%	18.60%

Net operating income available to common shareholders (Non-GAAP)	$53,490	$59,666

Amortization of intangibles	1,120	1,251
Tax expense	278	311
Amortization of intangibles, net of tax	842	940
Adjusted net operating income available to common shareholders (Non-GAAP)	$54,332	$60,606

Average Tompkins Financial Corporation shareholders' common equity	691,530	645,466
Average goodwill and intangibles	97,323	98,733
Average Tompkins Financial Corporation shareholders' tangible common equity (Non-GAAP)	$594,207	$546,733

Adjusted operating return on average shareholders' tangible common equity (Non-GAAP)	9.14%	11.09%

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

The Company’s Board of Directors has set a policy that interest rate risk exposure will remain within a range whereby net interest income will not decline by more than 10% in one year as a result of a 100 basis point parallel change in rates. Based upon the simulation analysis performed as of August 31, 2020, a 200 basis point parallel upward change in interest rates over a one-year time frame would result in a one-year decrease in net interest income from the base case of approximately 2.5%, while a 100 basis point parallel decline in interest rates over a one-year period would result in an increase in one-year net interest income from the base case of 0.1%. The simulation assumes no balance sheet growth and no management action to address balance sheet mismatches.

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

In addition to the simulation analysis, management uses an interest rate gap measure. The table below is a Condensed Static Gap Report, which illustrates the anticipated repricing intervals of assets and liabilities as of September 30, 2020. The Company’s one-year net interest rate gap was a positive $12.6 million or 0.16% of total assets at September 30, 2020, compared with a negative $173.6 million or 2.58% of total assets at December 31, 2019. A positive gap position exists when the amount of interest-bearing assets maturing or repricing exceeds the amount of interest-earning liabilities maturing or repricing within a particular time period. This analysis suggests that the Company’s net interest income is equally at risk in both an increasing and decreasing rate environment over the next 12 months. An interest rate gap measure could be significantly affected by external factors such as a rise or decline in interest rates, loan or securities prepayments, and deposit withdrawals.

Condensed Static Gap - September 30, 2020			Repricing Interval
(In thousands)	Total	0-3 months	3-6 months	6-12 months	Cumulative 12 months

Interest-earning assets[1]	$7,407,145	$1,474,808	$483,478	$1,054,511	$3,012,797
Interest-bearing liabilities	5,051,390	1,954,544	355,324	690,350	3,000,218
Net gap position		(479,736)	128,154	364,161	12,579
Net gap position as a percentage of total assets		(6.15)%	1.64%	4.67%	0.16%
 1 Balances of available securities are shown at amortized cost

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2020.

Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this Report on Form 10-Q, the Company's disclosure controls and procedures were effective.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings
The Company is subject to various claims and legal actions that arise in the ordinary course of conducting business. As of September 30, 2020, management, after consultation with legal counsel, does not anticipate that the aggregate ultimate liability arising out of litigation pending or threatened against the Company or its subsidiaries will be material to the Company's consolidated financial position. On at least a quarterly basis, the Company assesses its liabilities and contingencies in connection with such legal proceedings. Although the Company does not believe that the outcome of pending litigation will be material to the Company's consolidated financial position, it cannot rule out the possibility that such outcomes will be material to the consolidated results of operations for a particular reporting period in the future.

Item 1A. Risk Factors

Except as set forth below, there have been no material changes in the risk factors previously disclosed under Item 1A. of the Company’s Annual Report on Form 10-K, for the fiscal year ended December 31, 2019:

The ongoing COVID-19 pandemic and measures intended to prevent its spread have had, and likely will continue to have, a material adverse effect on our business, financial condition, liquidity, and results of operations. The nature and extent of such effects will depend on future developments, which are highly uncertain and are difficult to predict.

In December 2019, a novel coronavirus (COVID-19) was reported in China, and, in March 2020, the World Health Organization declared it a pandemic. On March 12, 2020, the President of the United States declared the COVID-19 outbreak in the United States a national emergency. The COVID-19 pandemic has caused significant economic stress in the United States and in the geographic markets that we serve. While the transmission rates of COVID-19 have slowed and business and travel restrictions have partially eased within the primary geographic markets we serve, national rates of transmission have continued to climb, and we may experience a resurgence in our geographic market. The extent to which COVID-19 and measures taken in response thereto impact our business, results of operations and financial condition will depend on future developments, which are highly uncertain and are difficult to predict. COVID-19, and governmental/regulatory measures taken in response thereto, have had and are likely to continue to have a material adverse impact on our results of operations and financial condition. Moreover, COVID-19 is likely to heighten or make more likely to occur many of our known risks, which are previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

The COVID-19 pandemic, and the actions taken by federal, state and local authorities in response thereto, have resulted, and will likely continue to result in, an unprecedented slow-down in economic activity, including the following:

•As a result of the COVID-19 pandemic, the national unemployment rate and unemployment rates in our geographic markets dramatically increased during the first half of 2020, and while they have decreased from their peak levels, they are expected to remain elevated typical levels for the foreseeable future.
•Stock markets generally, and bank stocks in particular, have significantly fluctuated in value.
•The Federal Reserve Board has reduced the benchmark federal funds rate to a target range of 0% to 0.25%, and the yields on 10 and 30-year treasury notes remain at historic lows.
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

As a result of the COVID-19 pandemic and the related adverse local and national economic consequences, we could be subject to the following risks, any of which could have a material, adverse effect on our business, financial condition, liquidity, and results of operations:

•demand for our products and services has declined and may continue to decline, making it difficult to grow assets and income;
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
•a material decrease in net income or a net loss over several quarters could result in a decrease in the rate of our quarterly cash dividend;
•our wealth management and trust revenues may decline with continuing market turmoil;
•a prolonged weakness in economic conditions resulting in a reduction of future projected earnings could result in our recording a valuation allowance against our current outstanding deferred tax assets;
•our cybersecurity and fraud risks may increase due to our transition of a large portion of our workforce to a remote work environment;
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

Given the ongoing and dynamic nature of the circumstances, it is difficult to predict the full impact of the COVID-19 outbreak on our business. The extent of such impact will depend on future developments, which are highly uncertain, including the scope and duration of the pandemic and the successfulness of efforts to abate it; the continued effectiveness of our business continuity plan; the direct and indirect impact of the pandemic on our employees, customers, clients, counterparties and service providers, as well as other market participants; and actions taken by governmental authorities and other third parties in response to the pandemic, including when, how and to what extent the economy may be fully reopened.

Any one or a combination of the factors identified above could negatively impact our business, financial condition and results of operations and prospects.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
	(a)	(b)	(c)	(d)
July 1, 2020 through July 31, 2020	2,140	$58.12	0	328,712
August 1, 2020 through August 31, 2020	636	69.73	0	328,712
September 1, 2020 through September 30, 2020	0	0.00	0	328,712
Total	2,776	$60.78	0	328,712

Included in the table above are 2,140 shares purchased in July 2020, at an average cost of $58.12, and 636 shares purchased in August 2020, at an average cost of $69.73, by the trustee of the rabbi trust established by the Company under the Company’s Stock Retainer Plan For Eligible Directors of Tompkins Financial Corporation and Participating Subsidiaries, which were part of the director deferred compensation under that plan.

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

On January 30, 2020, the Company’s Board of Directors authorized a new share repurchase plan (the “2020 Repurchase Plan”) to replace the 2018 Repurchase Plan. The 2020 Repurchase Plan provides for the repurchase of up to 400,000 shares of the Company’s common stock over the 24 months following adoption of the plan. As with the 2018 Repurchase Plan, shares may be repurchased from time to time under the 2020 Repurchase Plan in open market transactions at prevailing market prices, in privately negotiated transactions, or by other means in accordance with federal securities laws, and the repurchase program may be suspended, modified or terminated by the Board of Directors at any time for any reason. Under the 2020 Repurchase Plan, the Company repurchased 71,288 shares during the first quarter of 2020, at an average cost of $76.13. On March 19, 2020, following the announcement of the national emergency related to the COVID-19 pandemic, the Company suspended the purchase of shares under the 2020 Repurchase Plan. The Company did not purchase any shares under the 2020 Repurchase Plan during the second or third quarters of 2020.

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
** Attached as Exhibit 101 to this report are the following formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Condition as of September 30, 2020 and December 31, 2019; (ii) Consolidated Statements of Income for the three and nine months ended September 30, 2020 and 2019; (iii) Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2020 and 2019; (iv) Consolidated Statements of Cash Flows for the nine months ended September 30, 2020 and 2019; (v) Consolidated Statements of Changes in Shareholders' Equity for the three and nine months ended September 30, 2020 and 2019; and (vi Notes to Unaudited Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 09, 2020

TOMPKINS FINANCIAL CORPORATION

By:	/s/ Stephen S. Romaine
Stephen S. Romaine
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Francis M. Fetsko
Francis M. Fetsko
Executive Vice President, Chief Financial Officer, and Chief Operating Officer
(Principal Financial Officer)
(Principal Accounting Officer)