Form 10-K
period 2020-12-31
TOMPKINS FINANCIAL CORP
filed 2021-03-01
CIK 1005817

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b))by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒.
The aggregate market value of the registrant’s common stock held by non-affiliates was $780.7 million on June 30, 2020, based on the closing sales price of a share of the registrant’s common stock, $.10 par value (the “Common Stock”), as reported on the NYSE American, on such date.
The number of shares of the registrant’s Common Stock outstanding as of February 18, 2021, was 14,979,825 shares.

DOCUMENTS INCORPORATED BY REFERENCE
 Portions of the registrant’s definitive Proxy Statement relating to its 2021 Annual Meeting of stockholders, to be held on May 11, 2021, are incorporated by reference into Part III of this Form 10-K where indicated.

TOMPKINS FINANCIAL CORPORATION

Annual Report on Form 10-K
For the Fiscal Year Ended December 31, 2020

PART I

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
Risks Related to the COVID-19 Pandemic.

The ongoing COVID-19 pandemic and measures intended to prevent its spread have had, and likely will continue to have, a material adverse effect on our business, financial condition, liquidity, and results of operations. The nature and extent of such effects will depend on future developments, which are highly uncertain and are difficult to predict.

A novel coronavirus (COVID-19) was first reported in December 2019, and, in March 2020, the World Health Organization declared it a pandemic. On March 12, 2020, the President of the United States declared the COVID-19 outbreak in the United States a national emergency. The COVID-19 pandemic has caused significant economic stress in the United States and in the geographic markets that we serve. While distribution of a COVID-19 vaccine is underway in the U.S. and business and travel restrictions have partially eased within the primary geographic markets we serve, rates of transmission have fluctuated both nationally and in our geographic market. The extent to which COVID-19 and measures taken in response thereto impact our business, results of operations and financial condition will depend on future developments, which are highly uncertain and are difficult to predict. COVID-19, and governmental/regulatory measures taken in response thereto, have had and are likely to continue to have a material adverse impact on our results of operations and financial condition.

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
•Various state governments and federal agencies are requiring lenders to offer loan payment deferrals, forbearance and other relief to certain borrowers (e.g., waiving late payment and other fees) under certain circumstances.
•Business and travel restrictions, including within the geographic markets that we serve, have negatively impacted our customers.

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

As a result of the COVID-19 pandemic and the related adverse local and national economic consequences, we could be subject to the following risks, any of which could have a material, adverse effect on our business, financial condition, liquidity, and results of operations:

•demand for our products and services could decline, making it difficult to grow assets and income;
•if the economy is unable to fully reopen, and high levels of unemployment continue for an extended period of time; loan delinquencies, problem assets, and foreclosures may increase, resulting in increased charges and reduced income;
•collateral for loans, especially real estate, may decline in value, which could cause credit losses to increase;
•we may face a decline in the value of our goodwill and other intangible assets;
•our allowance for credit losses may have to be increased if borrowers experience financial difficulties beyond forbearance periods, which will adversely affect our net income;
•until business and travel restrictions are lifted and consumers resume pre-pandemic travel and leisure activities, our customers, particularly those in the travel and hospitality industries, may continue to face financial stress, which has increased, and may continue to increase the level of provision for credit losses, nonperforming assets, net charge-offs and allowance for credit losses;
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
•our wealth management and trust revenues may continue to fluctuate with continuing market turmoil;
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
The Company offers different types of commercial loans to a variety of businesses, and we believe commercial loans will continue to comprise a significant concentration of our loan portfolio in 2021 and beyond. Real estate lending is generally considered to be collateral-based lending with loan amounts based on predetermined loan-to-collateral values. As such, declines in real estate valuations in the Company’s market area would lower the value of the collateral securing these loans. Additionally, the Company has experienced, and expects to continue experiencing, increased competition in commercial real estate lending. This increased competition may inhibit the Company's ability to generate additional commercial real estate loans or maintain its current inventory of commercial real estate loans. The Company’s commercial business loans are made based primarily on the cash flow and creditworthiness of the borrower and secondarily on the underlying collateral provided by the borrower, with liquidation of the underlying real estate collateral being viewed as the primary source of repayment in the event of borrower default. The borrowers’ cash flow may be difficult to predict, and collateral securing these loans may fluctuate in value. Although commercial business loans are often collateralized by equipment, inventory, accounts receivable, or other business assets, the liquidation of collateral in the event of default is often an insufficient source of repayment. As of December 31, 2020, commercial and commercial real estate loans totaled $3.7 billion or 71.2% of total loans.

The Company’s agricultural loans are often dependent upon the health of the agricultural industry in the location of the borrower, and the ability of the borrower to repay may be affected by many factors outside of the borrower’s control.
As part of the Company’s commercial business lending activities, the Company originates agricultural loans, consisting of agricultural real estate loans and agricultural operating loans. As of December 31, 2020, $296.4 million or 5.6% of the Company’s total loan portfolio consisted of agriculturally-related loans, including $201.9 million in agricultural real estate loans and $94.5 million in agricultural operating loans. Payments on agricultural loans are dependent on the profitable operation or management of the related farm property. The success of the farm may be affected by many factors outside the control of the borrower, including adverse weather conditions that prevent the planting of a crop or limit crop yields (such as hail, drought and floods), loss of livestock due to disease or other factors, declines in market prices for agricultural products and the impact of governmental regulations and subsidies (including changes in price supports and environmental regulations). Many farms are dependent upon a limited number of key individuals whose injury or death may significantly affect the successful operation of the farm. If the cash flow from a farming operation is diminished, the borrower’s ability to repay the loan may be impaired. While agricultural operating loans are generally secured by a blanket lien on the farm’s operating assets, any repossessed collateral in respect of a defaulted loan may not provide an adequate source of repayment of the outstanding balance.

Additionally, the profitable operation or management of the related farm properties, and the value thereof, is impacted by changes in U.S. government trade policies. In 2018, 2019, and 2020, the U.S. government implemented tariffs on certain products, and certain countries or entities, such as Mexico, Canada, China and the European Union, have issued or continue to threaten retaliatory tariffs against products from the United States, including agricultural products. Tariffs, retaliatory tariffs or other trade restrictions on products and materials that farm properties related to our agriculturally-related loans import or export could cause the costs of such farm operations and management to increase, could cause the price of products from such farm operations to increase, could cause demand for such products to decrease and could cause the margins on such products to decrease. Such potential adverse effects on related farm property operations and management could reduce the related farm properties’ revenues, financial results and ability to service debt, which, in turn, could adversely affect our financial condition and results of operations. In addition, to the extent changes in the political environment have a negative impact on us or on the markets in which we operate, our business, results of operations and financial condition could be materially and adversely impacted in the future.

Declines in asset values may result in impairment charges and may adversely affect the value of the Company’s results of operations, financial condition and cash flows.
A majority of the Company’s investment portfolio is comprised of securities which are collateralized by residential mortgages. These residential mortgage-backed securities include securities of U.S. government agencies, U.S. government-sponsored entities, and private-label collateralized mortgage obligations. The Company’s securities portfolio also includes obligations of U.S. government-sponsored entities, obligations of states and political subdivisions thereof, U.S. corporate debt securities and equity securities. A more detailed discussion of the investment portfolio, including types of securities held, the carrying and fair values, and contractual maturities is provided in the Notes to Consolidated Financial Statements in Part II, Item 8 of this Report. Gains or losses on these instruments may have a direct impact on the results of operations, including higher or lower income and earnings, unless we adequately hedge our positions. The fair value of investments may be affected by factors other than the underlying performance of the issuer or composition of the obligations themselves, such as rating downgrades, adverse changes in the business climate, a lack of liquidity for resale of certain investment securities and changes in interest rates. For example, decreases in interest rates and increases in mortgage prepayment speeds, which are influenced by interest rates and other factors, could adversely impact the value of our securities collateralized by residential mortgages, causing a significant acceleration of purchase premium amortization on our mortgage portfolio because a decline in long-term interest rates shortens the expected lives of the securities. Conversely, increases in interest rates may result in a decrease in residential mortgage loan originations and mortgage prepayment speeds, directly impacting the value of these securities collateralized by residential mortgages. Management evaluates investment securities for expected credit losses impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Any impairment that is not credit related is recognized in other comprehensive income, net of applicable taxes. Credit-related impairment is recognized as an allowance for credit losses on the statement of condition, limited to the amount by which the amortized cost basis exceeds the fair value, with a corresponding adjustment to earnings.

A decline in the value of our goodwill and other intangible assets could adversely affect our financial condition and results of operations.
As of December 31, 2020, the Company had $97.4 million of goodwill and other intangible assets. The Company is required to test its goodwill and intangible assets for impairment on a periodic basis. A significant decline in the Company’s expected future cash flows, a significant adverse change in business climate, slower growth rates or a significant and sustained decline in the price of the Company’s common stock, may necessitate our taking charges in the future related to the impairment of the Company’s goodwill and intangible assets. If we make an impairment determination in a future reporting period, the Company’s earnings and the book value of these intangible assets would be reduced by the amount of the impairment. Further, a goodwill impairment charge could significantly restrict the ability of our banking subsidiaries to make dividend payments to us without prior regulatory approval, which could have a material adverse effect on our financial condition and results of operations.

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

The Company adopted ASU 2016-13 effective January 1, 2020, and recorded a net increase to retained earnings of $1.7 million upon adoption. The transition adjustment includes a decrease in the allowance for credit losses ("ACL") on loans of $2.5 million, and an increase in the ACL on off-balance sheet credit exposures of $0.4 million, net of the corresponding decrease in deferred tax assets of $0.4 million. At December 31, 2020, the Company's ACL totaled $51.7 million, up from $39.9 million at December 31, 2019, driven by provision expenses calculated under the new accounting guidance. The first quarter of 2020 included a provision expense of $16.3 million driven by the impact of the economic restrictions/shutdowns related to COVID-19 on economic forecasts and other model assumptions relied upon by management in determining the allowance, as well as normal adjustments for loan growth and changing loan portfolio mix.

The determination of the ACL in future periods under the CECL model depend significantly upon the Company's assumptions and judgments with respect to a variety of factors, including the performance of the loan and lease portfolio, the weighted-average remaining lives of different classifications of loans and leases within the loan and lease portfolio, and current and forecasted economic conditions, as well as changes in the rate of growth in the loan and lease portfolio and changes in the composition of the loan and lease portfolio. As under the existing incurred loss model, if the Company's assumptions and judgments regarding such matters prove to be inaccurate, its allowance for credit losses might not be sufficient, and additional provisions for credit losses might need to be made. Depending on the amount of such provisions for credit losses, the adverse impact on the Company's earnings could be material.

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

General economic conditions impact the banking and financial services industry. The U.S. and global economies have experienced volatility in recent years and may continue to do so for the foreseeable future. There can be no assurance that economic conditions will not deteriorate. Unfavorable or uncertain economic conditions can be caused by many macro and micro factors, including declines in economic growth, business activity or investor or business confidence, limitations on the availability or increases in the cost of credit and capital, increases in inflation or interest rates, the timing and impact of changing governmental policies and other factors. The Company is particularly affected by U.S domestic economic conditions, including U.S. interest rates, the unemployment rate, housing prices, the level of consumer confidence, changes in consumer spending, the number of personal bankruptcies and other factors. A decline in U.S. domestic business and economic conditions, without rapid recovery, could have adverse effects on our business, including the following:

•consumer and business confidence levels could be lowered and cause declines in credit usage, adverse changes in payment patterns, decreases in demand for loans or other financial products and services and decreases in deposits or investments in accounts with Company;
•the Company’s ability to assess the creditworthiness of its customers may be impaired if the models and approaches the Company uses to select, manage and underwrite its customers become less predictive of future behaviors;
•demand for and income received from the Company's fee-based services, including investment services and insurance commissions and fees, could decline, the cost to the Company to provide any or all products and services could increase, and the levels of assets under management could materially impact revenues from our trust and wealth management businesses; and
•the credit quality or value of loans and other assets or collateral securing loans may decrease.

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
As a result of the high percentage of the Company’s assets and liabilities that are in the form of interest-bearing or interest-related instruments, changes in interest rates, in the shape of the yield curve or in spreads between different market interest rates, can have a material effect on the Company’s business and profitability and the value of the Company’s assets and liabilities. For example, changes in interest rates or interest rate spreads may:

•affect the difference between the interest that the Company earns on assets and the interest that the Company pays on liabilities, which impacts the Company's overall net interest income and profitability.
•adversely affect the ability of borrowers to meet obligations under variable or adjustable rate loans and other debt instruments, which in turn, affects the Company's loss rates on those assets.
•decrease the demand for interest rate-based products and services, including loans and deposits.
•affect prepayment rates on the Company's loans and securities, which could adversely affect the Company's earnings, financial condition and cash flow.

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

In 2017, the United Kingdom’s Financial Conduct Authority announced that after 2021 it would no longer compel banks to submit the rates required to calculate the London Interbank Offered Rate (“LIBOR”). In November 2020, the administrator of LIBOR announced it will consult on its intention to extend the retirement date of certain offered rates whereby the publication of the one week and two month LIBOR offered rates will cease after December 31, 2021, but the publication of the remaining LIBOR offered rates will continue until June 30, 2023. Given consumer protection, litigation, and reputation risks, the bank regulatory agencies have indicated that entering into new contracts that use LIBOR as a reference rate after December 31, 2021, would create safety and soundness risks and that they will examine bank practices accordingly. Therefore, the agencies encouraged banks to cease entering into new contracts that use LIBOR as a reference rate as soon as practicable and in any event by December 31, 2021.

It is not possible to predict what rate or rates may become accepted alternatives to LIBOR, or what the effect of any such changes in views or alternatives may be on the markets for LIBOR-indexed financial instruments. In particular, regulators, industry groups and certain committees (e.g., the Alternative Reference Rates Committee) have, among other things, published recommended fall-back language for LIBOR-linked financial instruments, identified recommended alternatives for certain LIBOR rates (e.g., AMERIBOR or the Secured Overnight Financing Rate as the recommended alternative to U.S. Dollar LIBOR), and proposed implementations of the recommended alternatives in floating rate instruments. At this time, it is not possible to predict whether these specific recommendations and proposals will be broadly accepted, whether they will continue to evolve, and what the effect of their implementation may be on the markets for floating-rate financial instruments.

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
The Company owns various properties used in the operation of its business. In addition, from time to time, the Company forecloses on properties or may be deemed to become involved in the management of its borrowers’ properties. The Company could be subject to environmental liabilities imposed by applicable federal and state laws with respect to any of these properties. For example, we may be held liable to a government entity or to third parties for property damage, personal injury, investigation and clean-up costs incurred by these parties in connection with environmental contamination, or may be required to clean up hazardous or toxic substances, or chemical releases, at a property, or may be subject to common law claims by third parties for damages and costs resulting from environmental contamination emanating from the property. Additionally, a significant portion of our loan portfolio at December 31, 2020 was secured by real estate and, if the real estate securing our assets is subject to environmental liability, our collateral position may be substantially weakened. Any such environmental liabilities imposed on the Company could have a material adverse impact on the Company's financial condition or results of operations.

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

Based on our historical growth rates and current size, it is possible that our total assets could exceed $10 billion dollars in the future. Our total consolidated assets on December 31, 2020 were $7.6 billion. The Dodd-Frank Act and its implementing regulations impose enhanced supervisory requirements on bank holding companies with more than $10 billion in total consolidated assets.

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

The Company’s stock price can fluctuate widely in response to a variety of factors, including: actual or anticipated variations in our operating results; recommendations by securities analysts; significant acquisitions or business combinations; operating and stock price performance of other companies that investors deem comparable to Tompkins; new technology used, or services offered by our competitors; news reports relating to trends, concerns and other issues in the financial services industry; and changes in government regulations. Other factors, including general market fluctuations, industry-wide factors and economic and general political conditions and events, including foreign and national governmental policy decisions, terrorist attacks, pandemics, economic slowdowns or recessions, interest rate changes, credit loss trends or currency fluctuations, may adversely affect the Company’s stock price even though they do not directly pertain to the Company’s operating results. The economic impact of the COVID-19 pandemic has caused and may continue to cause the Company's stock price to decline and fluctuate.

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

General Risks

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

General

Tompkins Financial Corporation (“Tompkins” or the “Company”) is headquartered in Ithaca, New York and is registered as a Financial Holding Company with the Federal Reserve Board under the Bank Holding Company Act of 1956, as amended. The Company is a locally oriented, community-based financial services organization that offers a full array of products and services, including commercial and consumer banking, leasing, trust and investment management, financial planning and wealth management, and insurance. At December 31, 2020, the Company’s subsidiaries included: four wholly-owned banking subsidiaries, Tompkins Trust Company (the “Trust Company”), The Bank of Castile (DBA Tompkins Bank of Castile), Mahopac Bank (DBA Tompkins Mahopac Bank), VIST Bank (DBA Tompkins VIST Bank); and a wholly-owned insurance agency subsidiary, Tompkins Insurance Agencies, Inc. (“Tompkins Insurance”). The Trust Company provides a full array of trust and investment services under the Tompkins Financial Advisors brand, including investment management, trust and estate, financial and tax planning as well as life, disability and long-term care insurance services. The Company’s principal offices are located at 118 E. Seneca St., P.O. Box 460, Ithaca, New York, 14850, and its telephone number is (888) 503-5753. The Company’s common stock is traded on the NYSE American under the symbol “TMP.”

Tompkins was organized in 1995, under the laws of the State of New York, as a bank holding company for the Trust Company, a commercial bank that has operated in Ithaca, New York and surrounding communities since 1836.

The Tompkins strategy centers around its core values and a commitment to delivering long-term value to our clients, communities, and shareholders. A key strategic initiative for the Company is a focus on responsible and sustainable growth, including initiatives to grow organically through our current businesses, as well as through possible acquisitions of financial institutions, branches, and financial services businesses. As such, the Company has acquired, and from time to time considers acquiring, banks, thrift institutions, branch offices of banks or thrift institutions, or other businesses that would complement the Company’s business or its geographic reach. The Company generally targets merger or acquisition partners that are culturally similar and have experienced management and possess either significant market presence or have potential for improved profitability through financial management, economies of scale and expanded services. The Company has pursued acquisition opportunities in the past, and continues to review new opportunities.

The Company also has defined strategic initiatives around digital delivery of services to meet the changing needs of client expectations, while maintaining our commitment to excellence in the delivery of personal service when self-serve options are unable to meet the needs of our clients. Our strategy includes a focus on building a scalable foundation based on a continuous improvement approach necessary for our long term success. This foundation will include investments in automation, analytics and security to drive ongoing consistency, efficiency, and security in our operations. We also recognize the need to develop and acquire talent that is well prepared to succeed in our changing industry. Initiatives in this area include a focus on characteristics such as collaboration, innovation and agility, while also promoting and embracing diversity, inclusion and belonging in our workforce.

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

The Company’s principal expenses are interest on deposits, interest on borrowings, and operating and general administrative expenses, as well as provisions for credit loss expenses. Funding sources, other than deposits, include borrowings, securities sold under agreements to repurchase, and cash flow from lending and investing activities. The Company’s principal source of revenue is interest income on loans and securities.

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
Subsidiaries

The Company operates four banking subsidiaries, and an insurance agency subsidiary. In addition, the Company also owns 100% of the common stock of Leesport Capital Trust II and Madison Statutory Trust I. The Company’s banking subsidiaries operate 64 offices, including 2 limited-service offices, with 44 banking offices located in New York and 20 banking offices located in southeastern Pennsylvania. The decision to operate as four locally managed community banks reflects management’s commitment to community banking as a business strategy. For Tompkins, personal delivery of high quality services, a commitment to the communities in which we operate, and the convergence of a single-source financial service provider characterize management’s community banking approach. The combined resources of the Tompkins organization provide increased capacity for growth and the greater capital resources necessary to make investments in technology and services. Tompkins has a comprehensive suite of products and services in the markets served by all four banking subsidiaries. These services include trust and investment services, insurance, leasing, card services, Internet banking, and remote deposit services.

Tompkins Trust Company (the “Trust Company”)
The Trust Company is a New York State-chartered commercial bank that has operated in Ithaca, New York and surrounding communities since 1836. The Trust Company provides wealth management services through Tompkins Financial Advisors (“TFA”), a division of Tompkins Trust Company. The Trust Company operates 14 banking offices, including one limited-service banking office in Tompkins County, in New York. The Trust Company’s largest market area is Tompkins County, which has a population of approximately 102,000. Education plays a significant role in the Tompkins County economy with Cornell University and Ithaca College being two of the county’s major employers. The Trust Company has a full-service office in Cortland, New York and a full-service office in Auburn, New York. Both of these offices are located in counties contiguous to Tompkins County. The Trust Company also has a full service branch in Fayetteville, New York which is located in Onondaga County. As of December 31, 2020, the Trust Company had total assets of $2.4 billion, total loans of $1.5 billion and total deposits of $2.0 billion.
Tompkins Bank of Castile
Tompkins Bank of Castile is a New York State-chartered commercial bank and conducts its operations through its 16 banking offices, in towns situated in and around the areas commonly known as the Genesee Valley region of New York State. The main business office for Tompkins Bank of Castile is located in Batavia, New York and is shared with Tompkins Insurance. Tompkins Bank of Castile serves a six-county market, much of which is rural in nature, but also includes Monroe County (population approximately 742,000), where the city of Rochester is located, and Erie County (population approximately

918,000) located near Buffalo, New York. The population of the counties served by Tompkins Bank of Castile, other than Monroe and Erie, is approximately 201,000. As of December 31, 2020, Tompkins Bank of Castile had total assets of $1.8 billion, total loans of $1.3 billion and total deposits of $1.6 billion.

Tompkins Mahopac Bank
Tompkins Mahopac Bank is a New York State-chartered commercial bank that operates 14 banking offices. The 14 banking offices include 5 full-service offices in Putnam County, New York, 3 full-service offices in Dutchess County, New York, and 6 full-service offices in Westchester County, New York. Putnam County has a population of approximately 98,000 and is about 60 miles north of Manhattan. Dutchess County has a population of approximately 294,000, and Westchester County has a population of approximately 968,000. As of December 31, 2020, Tompkins Mahopac Bank had total assets of $1.5 billion, total loans of $1.1 billion and total deposits of $1.3 billion.

Tompkins VIST Bank
Tompkins VIST Bank is a full service Pennsylvania State-charted commercial bank that operates 20 banking offices in Pennsylvania, including one limited-service office. The 20 banking offices include 12 offices in Berks County, 5 offices in Montgomery County, 1 office in Philadelphia County, 1 office in Delaware County and 1 office in Schuylkill County. The population of the counties served by Tompkins VIST Bank is Philadelphia: 1.6 million, Montgomery: 835,000, Delaware: 568,000, Berks: 421,000 and Schuylkill: 141,000. The main office is located in Wyomissing, Pennsylvania. As of December 31, 2020, Tompkins VIST Bank had total assets of $2.0 billion, total loans of $1.4 billion and total deposits of $1.6 billion.
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

Competition among financial institutions is based upon interest rates offered on deposit accounts, interest rates charged on loans and other credit and service charges, the quality and scope of the services rendered, the convenience of facilities and services, and, in the case of loans to commercial borrowers, relative lending limits. Management believes that a community-based financial organization is better positioned to establish personalized financial relationships with both commercial customers and individual households. The Company’s community commitment and involvement in its primary market areas, as well as its commitment to quality and personalized financial services, are factors that contribute to the Company’s competitiveness. Management believes that each of the Company’s subsidiary banks can compete successfully in its primary market areas by making prudent lending decisions quickly and more efficiently than its competitors, without compromising asset quality or profitability. In addition, the Company focuses on providing unparalleled customer service, which includes offering a strong suite of products and services, including products that are accessible to our customers through digital means. Although management feels that this business model has caused the Company to grow its customer base in recent years and allows it to compete effectively in the markets it serves, we cannot assure you that such factors will result in future success.
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
Federal Home Loan Bank System
The Company’s banking subsidiaries are also members of the Federal Home Loan Bank (“FHLB”), which provides a central credit facility primarily for member institutions for home mortgage and neighborhood lending. The Company’s banking subsidiaries are subject to the rules and requirements of the FHLB, including the requirement to acquire and hold shares of capital stock in the FHLB in an amount at least equal to the sum of 0.35% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, up to a maximum of $25.0 million. The Company’s banking subsidiaries were in compliance with FHLB rules and requirements as of December 31, 2020.

Regulatory Reform
The enactment of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) placed U.S. banks and financial services firms under enhanced regulation and oversight. While many provisions of the Dodd-Frank Act are currently effective, certain provisions of the legislation are still subject to further rulemaking, guidance and interpretation by the federal regulatory agencies. In addition, the Economic Growth, Regulatory Relief, and Consumer Protection Act (“EGRRCPA”), which was enacted on May 24, 2018, amended certain provisions of the Dodd-Frank Act. Key provisions of EGRRCPA and its implementing regulations that are likely to impact the Company, include:

–A simplified capital rule change that exempts "qualifying community banks" from all risk-based capital requirements, including Basel III, and deems such banks "well capitalized" for purposes of federal "prompt corrective action" capital standards. To qualify for the framework and elect to adopt the simplifying changes, a community bank must have less than $10 billion in total consolidated assets, limited amounts of off-balance-sheet exposures and trading assets and liabilities, and a leverage ratio greater than nine percent. The Company has elected not to adopt exemption from risk based capital requirements as a qualifying community bank.
–Amendment of the Liquidity Coverage Ratio Rule such that all qualifying investment-grade, liquid and readily-marketable municipal securities are treated as level 2B liquid assets;
–Modification of the definition of "high volatility commercial real estate" loans that trigger heightened risk-based capital requirements to ease the burden of those requirements;
–Exemption of certain reciprocal deposits of certain FDIC-insured institutions from being considered "brokered deposits," subject to certain limitations, for institutions meeting minimum capital and exam-rating requirements;
–Exemption of some community banks from mortgage escrow requirements, exemption of certain transactions involving real property in rural areas and valued at less than $400,000 from appraisal requirements and implementation of a "qualified mortgage" exemption for community banks which satisfies, subject to certain limitations, the "ability to repay" requirements in the Truth in Lending Act; and
–Exemption of certain qualifying financial institutions with less than $10 billion in total assets, such as the Company, from the Volcker Rule proprietary trading requirements implemented under the Dodd-Frank Act.

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

Volcker Rule
The Dodd-Frank Act required the federal financial regulatory agencies to adopt rules that prohibit banks and their affiliates from engaging in proprietary trading and investing in and sponsoring certain unregistered investment companies (defined as hedge funds and private equity funds). The statutory provision is commonly called the “Volcker Rule.” As of December 31, 2020, the Company had outstanding investments of less than $100,000 in covered funds (the "Legacy Investments"), which are exempt from the divestiture requirements of the Volcker Rule unless the Company crosses the $10 billion in total asset threshold.

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

Under Basel III, the Company is required to maintain a “capital conservation buffer” above the minimum risk-based capital requirements. The capital conservation buffer, fully phased in on January 1, 2019, is 2.5%. At December 31, 2020, the Company complied with the capital conservation buffer requirement.

As fully phased in on January 1, 2019, the Basel III Capital Rules require Tompkins to maintain (i) a minimum ratio of CET1 to risk-weighted assets of 4.5%, plus a 2.5% capital conservation buffer (resulting in a minimum ratio of CET1 to risk-weighted assets of 7.0%), (ii) a minimum ratio of Tier 1 capital to risk- weighted assets of 6.0%, plus the capital conservation buffer (resulting in a minimum Tier 1 capital ratio of 8.5%), (iii) a minimum ratio of Total capital (that is, Tier 1 plus Tier 2) to risk-weighted assets of 8.0%, plus the capital conservation buffer (resulting in a minimum total capital ratio of 10.5%), and (iv) a minimum leverage ratio of 4.0%, calculated as the ratio of Tier 1 capital to average assets. Banking institutions that fail to meet the effective minimum ratios once the capital conservation buffer is taken into account, as detailed above, will be subject to constraints on capital distributions, including dividends and share repurchases, and certain discretionary executive compensation. The severity of the constraints depends on the amount of the shortfall and the institution’s “eligible retained income” (that is, the greater of (i) net income for the preceding four quarters, net of distributions and associated tax effects not reflected in net income and (ii) average net income over the preceding four quarters).

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

In February 2019, the federal bank regulatory agencies issued a final rule (the “2019 CECL Rule”) that revised certain capital regulations to account for changes to credit loss accounting under U.S. GAAP. The 2019 CECL Rule included a transition option that allows banking organizations to phase in, over a three-year period, the day-one adverse effects of adopting a new accounting standard related to the measurement of current expected credit losses (“CECL”) on their regulatory capital ratios (three-year transition option). In March 2020, the federal bank regulatory agencies issued an interim final rule that maintains the three-year transition option of the 2019 CECL Rule and also provides banking organizations that were required under U.S. GAAP (as of January 2020) to implement CECL before the end of 2020 the option to delay for two years an estimate of the effect of CECL on regulatory capital, relative to the incurred loss methodology’s effect on regulatory capital, followed by a three-year transition period (five-year transition option). We elected to adopt the five-year transition option. Accordingly, a CECL transitional amount totaling $1.6 million has been added back to CET1 as of December 31, 2020. The CECL transitional amount includes a $2.0 million decrease related to the cumulative effect of adopting CECL and a $3.6 million increase related to the estimated incremental effect of CECL since adoption.

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

In October 2010, the FDIC adopted a new Restoration Plan for the DIF to ensure that the fund reserve ratio reached 1.35% by September 30, 2020, as required by the Dodd-Frank Act. On April 26, 2016, the FDIC adopted a rule amending pricing for deposit insurance for institutions with less than $10 billion in assets effective the quarter after the fund reserve ratio reached 1.15%. The fund reserve ratio reached 1.15% effective as of June 30, 2016. The Dodd-Frank Act required the FDIC to offset the effect of increasing the reserve ratio on insured depository institutions with total consolidated assets of less than $10 billion. In September 2018, the reserve ratio reached 1.36%, at which time banks with assets of less than $10 billion were awarded assessment credits for their portion of their assessments that contributed to the growth in the reserve ratio from 1.15% to 1.35%. When the reserve ratio reached 1.40% in June 2019, the FDIC applied these credits to assessment invoices for banks with assets of less than $10 billion. In 2019 and 2020, the Company's subsidiary banks applied credits of $1.5 million and $121,000, respectively, in the aggregate, to offset deposit insurance expense.

On June 26, 2020, the FDIC adopted a Final Rule to mitigate the effect on deposit insurance assessments resulting from an insured institution’s participation as a lender in the Paycheck Protection Program (PPP), the Paycheck Protection Program Liquidity Facility (PPPLF), and the Money Market Mutual Fund Liquidity Facility (MMLF). The regulation provides adjustments to remove the effects of participating in PPP, PPPLF, and MMLF on the assessment rate calculation, and an offset to assessments attributable to the MMLF and PPP assessment base increases. In 2020, the Company's subsidiary banks applied $71,000 of these credits to offset deposit insurance expense.

Under the FDIA, the FDIC may terminate deposit insurance upon a finding that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC.

FDIC insurance expense totaled $2.4 million, $773,000 and $2.6 million in 2020, 2019 and 2018, respectively. The increase in expense between 2020 and 2019 and the decrease in expense between 2019 and 2018 was due to the deposit insurance credits mentioned above, which were recognized mainly in 2019.

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

Community Reinvestment Act
The CRA and the regulations issued thereunder are intended to encourage banks to help meet the credit needs of their entire service area, including low and moderate income neighborhoods, consistent with the safe and sound operations of such banks. These regulations also provide for regulatory assessment of a bank’s record in meeting the needs of its service area when considering applications to establish branches, merger applications and applications to acquire the assets and assume the liabilities of another bank. As of December 31, 2020, the Company’s subsidiary banks all had ratings of satisfactory or better.

In April 2018, the U.S. Department of Treasury issued a memorandum to the federal banking regulators with recommended changes to the CRA’s implementing regulations to reduce their complexity and associated burden on banks. In December 2019, the OCC and FDIC issued a notice of proposed rulemaking intended to (i) clarify which activities qualify for CRA credit; (ii) update where activities count for CRA credit; (iii) create a more transparent and objective method for measuring CRA performance; and (iv) provide for more transparent, consistent, and timely CRA-related data collection, recordkeeping, and reporting. However, the Federal Reserve did not join the proposed rulemaking. In May 2020, the OCC issued its final CRA rule, effective October 1, 2020. The FDIC has not finalized the revisions to its CRA rule. In September 2020, the Federal Reserve Board issued an Advance Notice of Proposed Rulemaking (“ANPR”) that invites public comment on an approach to modernize the regulations that implement the CRA by strengthening, clarifying, and tailoring them to reflect the current banking landscape and better meet the core purpose of the CRA. The ANPR seeks feedback on ways to evaluate how banks meet the needs of low- and moderate-income communities and address in equities in credit access. As such, we will continue to evaluate the impact of any changes to the regulations implementing the CRA and their impact on our financial condition, results of operations, and/or liquidity, which cannot be predicted at this time. The Company will continue to evaluate the impact of any changes to the regulations implementing the CRA.

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

The Anti-Money Laundering Act of 2020 (“AMLA”), which amends the Bank Secrecy Act of 1970 (“BSA”), was enacted in January 2021. The AMLA is intended to be a comprehensive reform and modernization to U.S. bank secrecy and anti-money laundering laws. Among other things, it codifies a risk-based approach to anti-money laundering compliance for financial institutions; requires the development of standards for evaluating technology and internal processes for BSA compliance; and

expands enforcement- and investigation-related authority, including increasing available sanctions for certain BSA violations and instituting BSA whistleblower incentives and protections.

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

In December 2020, the federal banking agencies issued a Notice of Proposed Rulemaking that would require banking organizations to notify their primary regulator within 36 hours of becoming aware of a “computer-security incident” or a “notification incident.” The Notice of Proposed Rulemaking also would require specific and immediate notifications by bank service providers that become aware of similar incidents.

Additionally, the Company must comply with a NYSDFS rule entitled “Cybersecurity Requirements for Financial Services Companies,” which became effective March 1, 2017, subject to a full phase-in over the following two years, concluding in

2019. This NYSDFS rule requires financial services companies, including Tompkins, to maintain a cybersecurity program designed to protect the confidentiality, integrity and availability of the company’s information systems, establish cybersecurity policies and procedures, identify persons responsible for implementing and enforcing the cybersecurity program and cybersecurity policies and procedures, and conduct periodic risk assessments of its information systems. See Item 1A. Risk Factors for a further discussion of risks related to cybersecurity.

Incentive Compensation
The Dodd-Frank Act required the federal bank regulatory agencies and the SEC to establish joint regulations or guidelines prohibiting incentive-based payment arrangements at specified regulated entities, such as the Company, having at least $1 billion in total assets that encourage inappropriate risks by providing an executive officer, employee, director or principal shareholder with excessive compensation, fees, or benefits or that could lead to material financial loss to the entity. In addition, these regulators must establish regulations or guidelines requiring enhanced disclosure to regulators of incentive-based compensation arrangements. The agencies proposed such regulations in May 2016, which have not been finalized. If these or other regulations are adopted in a form similar to that initially proposed, they will impose limitations on the manner in which the Company may structure compensation for its executives. Given the uncertainty at this time whether or when a final rule will be adopted, management cannot determine the potential impact on the Company.
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

The Company is also subject to the NYSDFS rule “Guidance on Incentive Compensation Arrangements,” which directs all New York state regulated banks (including the Trust Company, Tompkins Bank of Castile, and Tompkins Mahopac Bank) to ensure that any employee incentive arrangements do not encourage inappropriate risk-taking or improper sales practices. Under this guidance, incentive compensation based on employee performance indicators may only be paid if the bank has effective risk management, oversight and control systems in place. We believe the Company is compliant with all state and federal regulation regarding incentive compensation

Other Governmental Initiatives
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
As described in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - COVID-19 Pandemic and Recent Events, federal, state and local governments have taken a variety of actions in response to the COVID-19 Pandemic, including the Coronavirus Aid, Relief and Economic Security Act (the "CARES Act") and the Consolidated Appropriations Act, 2021 and the rules and regulations promulgated thereunder. Among other impacts on the Company, these actions require lenders to offer loan payment deferrals, forbearance and other relief to certain borrowers (e.g., waiving late payment and other fees), under certain circumstances. These actions also affected the accounting treatment of certain loan modifications made for borrowers experiencing financial hardship as a result of the COVID-19 Pandemic.
Employees and Human Capital
At Tompkins Financial, our culture is underpinned by our core values, including “a commitment to our employees.” As of December 31, 2020, the Company had 1,084 total employees, which included 978 full-time employees and 106 part-time and temporary employees. Of the Company’s total employees, 855 are employed by one of our four subsidiary banks, 61 employees are in our wealth management subsidiary (Tompkins Financial Advisors), and 168 employees are in our insurance subsidiary (Tompkins Insurance Agencies). Our entire organization relies on our Shared Services division, which provides administrative and operational support to all of our subsidiaries. Because our Shared Services division is part of Tompkins Trust Company, the employees of this division are included in bank employee count listed above. No employees are covered by a collective bargaining agreement, and the Company believes its employee relations are excellent.
The success and growth of our business is largely dependent on our ability to attract, develop, and retain qualified employees at all levels of our organization.
A key component of our recruitment and retention strategy is to offer employees at all levels the opportunity to participate in the Company’s success. The Company maintains a robust Profit Sharing plan for all employees who meet minimum service requirements. As of December 31, 2020, 74% of all employees received a profit sharing contribution during 2020. We also offer incentive and/or equity compensation plans or programs to employees at many levels of our Company and, as of December 31, 2020, 56% of all employees had an opportunity to earn supplemental compensation reflective of their position and overall contributions towards the Company’s strategic objectives.
To support the development of our employees, we provide a variety of resources to help them grow in their current roles and build new skills. We utilize internally developed training programs and customized corporate training engagements to encourage employees at all levels of our organization to engage with different learning opportunities. We also host a series of leadership and professional development programs to invest in the continued growth of our current and future leaders and key contributors. We converted many of these programs to virtual learning as part of our business continuity efforts, beginning in 2020.
The Company strives to promote a culture of diversity, inclusion and belonging. We created our enterprise-wide Diversity, Inclusion & Belonging team whose objective is to create an inclusive work environment by focusing on initiatives and events that recognize and engage our employees, and which strengthen our employees’ sense of belonging within our organization. Our Diversity, Inclusion & Belonging team recommends educational/training opportunities, celebrates cultural events, and sends representatives to support other employee engagement initiatives.
In response to the COVID-19 pandemic, the Company took swift action to ensure business continuity, and to support the well-being of our employees. We established a Pandemic Response Team led by our Chief Risk Officer and our Director of Human Resources. With support from our information technology team, the Pandemic Response Team oversaw the rapid shift to a remote work environment for the majority of our employees. In addition, the Company implemented a variety of operational practices designed to decrease the risk of COVID-19 spread among our on-site team members and our customers. A more detailed description of the Company’s pandemic-response efforts on behalf of our employees and our customers appears under the heading, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - COVID-19 Pandemic and Recent Events.”
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

Item 3. Legal Proceedings

The Company is subject to various claims and legal actions that arise in the ordinary course of conducting business. As of December 31, 2020, management, after consultation with legal counsel, does not anticipate that the aggregate ultimate liability arising out of litigation pending or threatened against the Company or its subsidiaries will be material to the Company’s consolidated financial position. On at least a quarterly basis, the Company assesses its liabilities and contingencies in connection with such legal proceedings. Although the Company does not believe that the outcome of pending litigation will be material to the Company’s consolidated financial position, it cannot rule out the possibility that such outcomes will be material to the consolidated results of operations for a particular reporting period in the future.

Item 4. Mine Safety Disclosures

Not applicable.

Information About Our Executive Officers

The information concerning the Company’s executive officers is provided below as of March 1, 2021.

Name	Age	Title	Year Joined Company
Stephen S. Romaine	56	President and CEO	January 2000
David S. Boyce	54	Executive Vice President	January 2001
Francis M. Fetsko	56	Executive Vice President, COO, CFO and Treasurer	October 1996
Alyssa H. Fontaine	40	Executive Vice President & General Counsel	January 2016
Scott L. Gruber	64	Executive Vice President	April 2013
Gregory J. Hartz	60	Executive Vice President	August 2002
Brian A. Howard	56	Executive Vice President	July 2016
Gerald J. Klein, Jr.	62	Executive Vice President	January 2000
John M. McKenna	54	Executive Vice President	April 2009
Susan M. Valenti	66	Executive Vice President of Corporate Marketing	March 2012
Steven W. Cribbs	44	Senior Vice President, Chief Risk Officer	June 2018
Bonita N. Lindberg	64	Senior Vice President, Director of Human Resources	December 2015

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

The following table reflects all Company repurchases, including those made pursuant to publicly announced plans or programs, during the quarter ended December 31, 2020.

Issuer Purchases of Equity Securities
	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
Period	(a)	(b)	(c)	(d)
October 1, 2020 through
October 31, 2020	2,232	$58.72	0	328,712

November 1, 2020 through
November 30, 2020	36,854	$62.94	14,000	314,712

December 1, 2020 through
December 31, 2020	42,402	$68.66	42,402	272,310
Total	81,488	$65.80	56,402	272,310

Included above are 2,232 shares purchased in October 2020, at an average cost of $58.72, and 749 shares purchased in November 2020, at an average cost of $63.52, by the trustee of the rabbi trust established by the Company under the Company’s Stock Retainer Plan For Eligible Directors of Tompkins Financial Corporation and Participating Subsidiaries, which were part of the director deferred compensation under that plan.  In addition, the table includes 22,105 shares delivered to the Company in November 2020 at an average cost of $62.85 to satisfy mandatory tax withholding requirements upon vesting of restricted stock under the Company's 2009 and 2019 Equity Plans.

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

On January 30, 2020, the Company’s Board of Directors authorized a share repurchase plan (the “2020 Repurchase Plan”) for the repurchase of up to 400,000 shares of the Company’s common stock over the 24 months following adoption of the plan. As with the 2018 Repurchase Plan, shares may be repurchased from time to time under the 2020 Repurchase Plan in open market transactions at prevailing market prices, in privately negotiated transactions, or by other means in accordance with federal securities laws, and the repurchase program may be suspended, modified or terminated by the Board of Directors at any time for any reason. Under the 2020 Repurchase Plan, the Company repurchased 127,690 shares through December 31, 2020, at an average cost of $73.72.

Recent Sales of Unregistered Securities

None.

Performance Graph
The following graph compares the Company’s cumulative total stockholder return over the five-year period from December 31, 2015 through December 31, 2020, with (1) the total return for the NASDAQ Composite and (2) the total return for SNL Bank Index. The graph assumes $100.00 was invested on December 31, 2015, in the Company’s common stock and the comparison groups and assumes the reinvestment of all cash dividends prior to any tax effect and retention of all stock dividends.

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

Tompkins Financial Corporation

Total Return Performance
300
250
200
150
100
50
Index Value
Tompkins Financial Corporation
NASDAQ Composite Index
SNL Bank Index
12/31/15
12/31/16
12/31/17
12/31/18
12/31/19
12/31/20

	Period Ending
Index	12/31/15	12/31/16	12/31/17	12/31/18	12/31/19	12/31/20
Tompkins Financial Corporation	100.00	172.99	152.11	143.69	179.65	143.03
NASDAQ Composite	100.00	108.87	141.13	137.12	187.44	271.64
SNL Bank	100.00	126.35	149.21	124.00	167.93	145.49

Item 6. Selected Financial Data

The following consolidated selected financial data is taken from the Company’s audited financial statements as of and for the five years ended December 31, 2020. The following selected financial data should be read in conjunction with the consolidated financial statements and the notes thereto in Part II, Item 8. of this Report. All of the Company’s acquisitions during the five year period were accounted for using the purchase method. Accordingly, the operating results of the acquired companies are included in the Company’s results of operations since their respective acquisition dates.

	Year ended December 31,
(In thousands, except per share data)	2020	2019	2018	2017	2016
FINANCIAL STATEMENT HIGHLIGHTS
Assets	$7,622,171	$6,725,623	$6,758,436	$6,648,290	$6,236,756
Total loans	5,260,327	4,917,550	4,833,939	4,669,120	4,258,033
Deposits	6,437,752	5,212,921	4,888,959	4,837,807	4,625,139
Other borrowings	265,000	658,100	1,076,075	1,071,742	884,815
Total equity	717,689	663,054	620,871	576,202	549,405
Interest and dividend income	254,330	261,378	251,592	226,764	202,739
Interest expense	28,991	50,750	39,792	25,460	22,103
Net interest income	225,339	210,628	211,800	201,304	180,636
Provision for credit loss expense	16,151	1,366	3,942	4,161	4,321
Net gains (losses) on securities transactions	443	645	(466)	(407)	926
Net income attributable to Tompkins Financial Corporation	77,588	81,718	82,308	52,494	59,340
PER SHARE INFORMATION
Basic earnings per share	5.22	5.39	5.39	3.46	3.94
Diluted earnings per share	5.20	5.37	5.35	3.43	3.91
Adjusted diluted earnings per share[1]	5.24	5.37	5.33	4.42	3.91
Cash dividends per share	2.10	2.02	1.94	1.82	1.77
Common equity per share	47.98	44.17	40.45	37.65	36.20
SELECTED RATIOS
Return on average assets	1.05%	1.22%	1.23%	0.82%	1.01%
Return on average equity	11.09%	12.55%	13.93%	9.09%	10.85%
Average shareholders’ equity to average assets	9.51%	9.75%	8.83%	9.04%	9.28%
Dividend payout ratio	40.23%	37.48%	35.99%	52.60%	44.92%

OTHER SELECTED DATA (in whole numbers, unless otherwise noted)
Employees (average full-time equivalent)	1,057	1,047	1,035	1,041	1,019
Banking offices	64	64	66	65	66
Bank access centers (ATMs)	85	87	83	84	85
Trust and investment services assets under management, or custody (In thousands)	$4,447,019	$4,062,325	$3,806,274	$4,017,363	$3,941,484
1Adjusted diluted earnings per share reflects adjustments made for certain nonrecurring items. Adjustments for nonrecurring items in 2020 included a $673,000 loss on the write-down of real estate pending sale ($0.04 per share). Adjustments in 2018 included a $2.2 million gain on sale of real estate and a $1.9 million write-down of impaired leases ($0.02 per share). Adjustments in 2017 included a $14.9 million ($0.99 per share) one-time non-cash write-down of net deferred tax assets related to the Tax Cuts and Jobs Act of 2017. There were no adjustments in 2019 and 2016. Adjusted diluted earnings per share is a non-GAAP measure. Please see the discussion below under “Management's Discussion and Analysis of Financial Condition and Results of Operations" - "Non-GAAP Disclosure” for an explanation of why management believes this non-GAAP financial measure is useful and a reconciliation to diluted earnings per share.

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

Overview

Tompkins Financial Corporation (“Tompkins” or the “Company”) is headquartered in Ithaca, New York and is registered as a Financial Holding Company with the Federal Reserve Board under the Bank Holding Company Act of 1956, as amended. The Company is a locally oriented, community-based financial services organization that offers a full array of products and services, including commercial and consumer banking, leasing, trust and investment management, financial planning and wealth management, and insurance services. At December 31, 2020, the Company’s subsidiaries included: four wholly-owned banking subsidiaries, Tompkins Trust Company (the “Trust Company”), The Bank of Castile (DBA Tompkins Bank of Castile), Mahopac Bank (DBA Tompkins Mahopac Bank), VIST Bank (DBA Tompkins VIST Bank); and a wholly-owned insurance agency subsidiary, Tompkins Insurance Agencies, Inc. (“Tompkins Insurance”). The trust division of the Trust Company provides a full array of investment services, including investment management, trust and estate, financial and tax planning as well as life, disability and long-term care insurance services. The Company’s principal offices are located at 118 E. Seneca Street, P.O. Box 460, Ithaca, NY, 14850, and its telephone number is (888) 503-5753. The Company’s common stock is traded on the NYSE American under the Symbol “TMP.”

Forward-Looking Statements

This Annual Report on Form 10-K contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The statements contained in this Report that are not statements of historical fact may include forward-looking statements that involve a number of risks and uncertainties. Forward-looking statements may be identified by use of such words as "may", "will", "estimate", "intend", "continue", "believe", "expect", "plan", or "anticipate", and other similar words. Examples of forward-looking statements may include statements regarding the asset quality of the Company's loan portfolios; the level of the Company's allowance for credit losses; whether, when and how borrowers will repay deferred amounts and resume scheduled payments; the sufficiency of liquidity sources; the Company's exposure to changes in interest rates, and to new, changed, or extended government/regulatory expectations; the impact of changes in accounting standards; and trends, plans, prospects, growth and strategies. Forward-looking statements are made based on management’s expectations and beliefs concerning future events impacting the Company and are subject to certain uncertainties and factors relating to the Company’s operations and economic environment, all of which are difficult to predict and many of which are beyond the control of the Company, that could cause actual results of the Company to differ materially from those expressed and/or implied by forward-looking statements. The following factors, in addition to those listed as Risk Factors in Item 1A are among those that could cause actual results to differ materially from the forward-looking statements: changes in general economic, market and regulatory conditions; the severity and duration of the COVID-19 outbreak and the impact of the outbreak (including the government’s response to the outbreak) on economic and financial markets, potential regulatory actions, and modifications to our operations, products, and services relating thereto; disruptions in our and our customers’ operations and loss of revenue due to pandemics, epidemics, widespread health emergencies, government-imposed travel/business restrictions, or outbreaks of infectious diseases such as the COVID-19, and the associated adverse impact on our financial position, liquidity, and our customers’ abilities or willingness to repay their obligations to us or willingness to obtain financial services products from the Company; a decision to amend or modify the terms under which our customers are obligated to repay amounts owed to us; the development of an interest rate environment that may adversely affect the Company’s interest rate spread, other income or cash flow anticipated from the Company’s operations, investment and/or lending activities; changes in laws and regulations affecting banks, bank holding companies and/or financial holding companies, such as the Dodd-Frank Act and Basel III and the Economic Growth, Regulatory Relief, and Consumer Protection Act; legislative and regulatory changes in response to COVID-19 with which we and our subsidiaries must comply, including the Coronavirus Aid, Relief and Economic Security Act (the "CARES Act") and the Consolidated Appropriations Act, 2021 and the rules and regulations promulgated thereunder, and federal, state and local government mandates; technological developments and changes; the ability to continue to introduce competitive new products and services on a timely, cost-effective basis; governmental and public policy changes, including environmental regulation; reliance on large customers; uncertainties arising from national and global events, including the potential impact of widespread protests, civil unrest, and political uncertainty on the economy and the financial services industry; and financial resources in the amounts, at the times and on the terms required to support the Company’s future businesses.

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

The Company’s methodology for estimating the allowance considers available relevant information about the collectability of cash flows, including information about past events, current conditions, and reasonable and supportable forecasts. Refer to “Allowance for Credit Losses” below, "Note 4 - Allowance for Credit Losses", and "Note 1 – Summary of Significant Accounting Policies" in the Notes to Consolidated Financial Statements in Part II, Item 8. of this Form 10-K for the year ended December 31, 2020.

For information on the Company's significant accounting policies and to gain a greater understanding of how the Company’s financial performance is reported, refer to "Note 1 – Summary of Significant Accounting Policies" in the Notes to Consolidated Financial Statements in Part II, Item 8. of this Form 10-K for the year ended December 31, 2020.

COVID-19 Pandemic and Recent Events

The COVID-19 global pandemic presented health and economic challenges on an unprecedented scale in 2020. During the year, the Company focused on the health and well-being of its workforce, meeting its clients' needs, and supporting its communities. The Company has designated a Pandemic Planning Committee, which includes key individuals across the Company as well as members of Senior Management, to oversee the Company’s response to COVID-19, and has implemented a number of risk mitigation measures designed to protect our employees and customers while maintaining services for our customers and community. These measures included restrictions on business travel, establishment of a remote work environment for most non-customer facing employees, and social distancing restrictions for those employees working at our offices and branch locations. In July 2020, we began initiating the reopening of our offices and reinstatement of branch services, and the return of our workforce, but as of December 31, 2020, approximately 85% of our noncustomer facing employees continued to work remotely. To promote the health and well-being of the Company's workforce, customers, and visitors as we reopen, we implemented several new social distancing protocols and other protective measures, such as temperature screenings, distribution of personal protective equipment, and workforce self-certifications.

Tompkins continues to offer assistance to its customers affected by the COVID-19 pandemic by implementing a payment deferral program to assist both consumer and business borrowers that may be experiencing financial hardship due to COVID-19. Our standard program allows for the deferral of loan payments for up to 90 days. In certain cases, and where required by applicable law or regulations, we extend additional deferrals or other accommodations. Weekly deferral requests for the month of December 2020 were down 98.5% from peak levels the Company experienced in late March 2020. As of December 31, 2020, total loans impacted by COVID-19 that continued in a deferral status amounted to approximately $212.2 million, representing 4.0% of total loans. Loans to finance hotels and motels comprise approximately 53.0% of total loans that continue in deferral status. Of the loans that had come out of the deferral program as of December 31, 2020, about 94.4% had made at least one payment and 0.13% were more than 30 days delinquent. We expect that loans that are currently in deferral will continue to accrue interest during the deferral period unless otherwise classified as nonperforming. The provisions of the CARES Act and interagency guidance issued by Federal banking regulators provided clarification related to modifications and deferral programs to assist borrowers who are negatively impacted by the COVID-19 national emergency. Under the CARES Act, a modification deemed to be COVID-19 related is not considered to be a troubled debt restructuring ("TDR") if the loan was not more than 30 days past due as of December 31, 2019 and the deferral was executed between March 1, 2020 and the earlier of 60 days after the date of termination of the COVID-19 national emergency or December 31, 2020. The Consolidated Appropriations Act, 2021 extended the termination of these provisions to the earlier of 60 days after the COVID-19 national emergency date or January 1, 2022. The Federal banking regulators issued similar guidance. In accordance with the CARES Act, the Consolidated Appropriations Act, 2021, and the interagency guidance, the Company is not designating eligible loan modifications and deferrals resulting from the impacts of COVID-19 as TDRs.

Management continues to monitor credit conditions carefully at the individual borrower level, as well as by industry segment, in order to be responsive to changing credit conditions. The table below lists certain larger industry concentrations within our loan portfolio and the percentage of each segment that are currently in a deferral status.

Deferral Credit Concentrations
(In thousands)	As of December 31, 2020
Description	Portfolio Balance ($)	Concentration*	Deferral Balance ($)	Percent of Loans Currently in Deferral Status
Lessors of Residential Buildings and Dwellings	$520,793	16.1%	$490	0.1%
Hotels and Motels	191,690	5.9%	101,496	52.9%
Dairy Cattle and Milk Production	194,050	6.0%	0	0
Health Care and Social Assistance	156,693	4.8%	0	0
Lessors of Other Real Estate Property	123,835	3.8%	8,678	7.0%
	$2,176,729		$171,934
*Concentration is defined as outstanding loan balances as a percent of total commercial and commercial real estate

The Company is also participating in the U.S. Small Business Administration (“SBA”) Paycheck Protection Program (“PPP”). Borrowers with loan balances which are not forgiven are obligated to repay such balances over a 2-year term at a rate of 1% interest, with principal and interest payments deferred for the first six months. The SBA has announced that, under limited circumstances described in the current SBA guidance, fees will not be paid, even if the participating lender has approved and processed the PPP loan. The Company began accepting applications for PPP loans on April 3, 2020, and approved and funded 2,998 loans totaling approximately $465.6 million during the second quarter of 2020. The Company received approximately $14.5 million of fees related to the PPP loans funded. The fees are amortized as interest income over the life of the loan and recognized net of origination costs. The Company recognized net loan fees of $9.2 million in 2020 related to the PPP loans. This program provides borrower guarantees for lenders, and envisions a certain amount of loan forgiveness for loan recipients who properly utilize funds, all in accordance with the rules and regulations established by the SBA for the PPP. At December 31, 2020, the Company had submitted 1,484 loans totaling $244.0 million to the SBA for forgiveness under the terms of the PPP program. Approximately 1,212 of those loans, totaling $171.1 million, had been forgiven by the SBA as of December 31, 2020. On January 11, 2021, the SBA reactivated the PPP. The Company's banking subsidiaries have originated additional PPP loans through the PPP, which is currently scheduled to extend through March 31, 2021. As of February 21, 2021 the Company had submitted 1,341 PPP loan applications totaling $171.0 million under the 2021 PPP authorization.

As of December 31, 2020, the Company's nonperforming assets represented 0.60% of total assets, up from 0.44% at September 30, 2020, and 0.47% at December 31, 2019. Special Mention loans totaled $121.3 million at the end of the fourth quarter of 2020, in line with the quarter ended September 30, 2020, and up compared to the $29.8 million reported for the fourth quarter of 2019. Total Substandard loans increased during the quarter to $68.6 million at December 31, 2020, compared to $45.4 million at September 30, 2020, and $60.5 million at December 31, 2019. The increases in nonperforming loans and leases and Substandard loans were mainly related to the downgrades of credit in the loan portfolio related to the hospitality industry. Included in the nonperforming and Substandard loans and leases are 17 loans totaling $17.8 million, that are currently in deferral status.

Results of Operations
(Comparison of December 31, 2020 and 2019 results)

General

The Company reported diluted earnings per share of $5.20 in 2020, compared to diluted earnings per share of $5.37 in 2019. Net income for the year ended December 31, 2020, was $77.6 million, a decrease of 5.1% compared to $81.7 million in 2019.

In addition to earnings per share, key performance measurements for the Company include return on average shareholders’ equity (ROE) and return on average assets (ROA). ROE was 11.09% in 2020, compared to 12.55% in 2019, while ROA was 1.05% in 2020 and 1.22% in 2019. Tompkins’ 2020 ROE and ROA compared favorably with peer ratios of 8.40% for ROE and 0.88% for ROA, as of September 30, 2020. The peer group data is derived from the FRB's "Bank Holding Company Performance Report", which covers banks and bank holding companies with assets between $3.0 billion and $10.0 billion as of September 30, 2020 (the most recent report available). Although the peer group data is presented based upon financial information that is one fiscal quarter behind the financial information included in this report, the Company believes that it is relevant to include certain peer group information for comparison to current period numbers.

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

Banking Segment
The banking segment reported net income of $69.3 million for the year ended December 31, 2020, representing a $5.2 million or 7.0%, decrease compared to 2019. Net interest income increased $14.7 million or 7.0% in 2020 compared to 2019. Contributing to the increase from 2019 were lower funding costs and an increase in average earning assets, which were partially offset by lower asset yield. Interest income decreased $7.0 million or 2.7% compared to 2019, while interest expense decreased $21.8 million or 42.9%.

The provision for credit loss expense was $16.2 million in 2020, compared to $1.4 million in the prior year. The first quarter of 2020 included provision expense of $16.3 million related to the impact of the economic conditions due to COVID-19 on economic forecasts and other model assumptions relied upon by management in determining the allowance, and reflects the calculation of the allowance for credit losses in accordance with ASU 2016-13. For additional information, see the section titled "The Allowance for Credit Losses" below.

Noninterest income in the banking segment of $26.0 million in 2020 decreased by $3.0 million or 10.5% when compared to 2019. The negative variance compared to the prior year was mainly in fee based services and was largely a result of a decrease in transactions attributable to the economic impact of pandemic-related travel and business restrictions, which reduced card services and the related service charge income. Card services fees and deposit fees in 2020 were down 12.0% and 24.1%, respectively, from prior year. This decrease was partially offset by gains on sales of residential loans, which were up $1.8 million over 2019, and the increase was mainly due to a higher volume of loans sold and higher premiums paid on sold loans.

Noninterest expense of $148.7 million for the year ended December 31, 2020, was up $3.6 million or 2.5% from 2019. The increases were mainly attributed to increases in salary and wages and employee benefits reflecting normal annual merit increases, premium pay for employees required to be on-site during pandemic-related business restrictions, and higher health insurance expense over the comparable periods in the prior year. Noninterest expenses for the year ended December 31, 2020, included $1.0 million in off-balance sheet exposures calculated due to changes in methodology in accordance with the adoption of ASU 2016-13.

Insurance Segment
The insurance segment reported net income of $4.4 million, up $198,000 or 4.7% when compared to 2019, as a $429,000 or 1.4% increase in noninterest revenue was only partially offset by a 0.1% increase in expenses. The increase in revenue included $384,000 or 1.9% of organic growth in property and casualty commissions and a $167,000 or 5.5% increase in contingency revenue over 2019. Health and voluntary benefits grew by $105,000 or 1.4%, while life, financial services and other revenue was $212,000 or 40.2% less than 2019; 2019 benefited from the new business of one large relationship in 2019.

Increases in expenses, mainly attributed to salaries, wages and employee benefits reflecting normal annual merit and incentive adjustments along with higher health insurance costs, were mainly offset by reductions in items such as auto, travel, entertainment and marketing that were affected by COVID-19 pandemic.

Wealth Management Segment
The wealth management segment reported net income of $4.0 million for the year ended December 31, 2020, an increase of $0.9 million or 29.0% compared to 2019. Noninterest income of $18.1 million increased $1.1 million or 6.6% compared to 2019, mainly a result of estate and terminating trust fees, which were up $569,000 or 176.4% in 2020 over 2019, as a result of the settlement of a large estate in 2020, and an increase in assets under management. Noninterest expenses remained flat year over year, as increases in technology expenses were offset by decreases in travel and meetings expenses as a result of the COVID-19 pandemic. The market value of assets under management or in custody at December 31, 2020 totaled $4.4 billion, an increase of 9.5% compared to year-end 2019. This figure included $1.2 billion at year-end 2020, of Company-owned securities from which no income was recognized as the Trust Company was serving as custodian.

Net Interest Income

Net interest income is the Company’s largest source of revenue, representing 75.3% of total revenues for the year ended December 31, 2020, and 73.6% of total revenues for the year ended December 31, 2019. Net interest income is dependent on the volume and composition of interest earning assets and interest-bearing liabilities and the level of market interest rates. Table 1 – Average Statements of Condition and Net Interest Analysis shows average interest-earning assets and interest-bearing liabilities, and the corresponding yield or cost associated with each.

Tax-equivalent net interest income for 2020 increased by $15.2 million or 7.1% from 2019. The increase was mainly due to lower interest expense in 2020 compared to 2019, driven by lower market interest rates and by deposit growth, which contributed to a reduction in other borrowings. Average total deposits represented 91.7% of average total liabilities in 2020 compared to 84.4% in 2019, while total average borrowings represented 6.6% of average total liabilities in 2020 and 13.9% in 2019. Net interest income also benefited from the growth in average earning assets in 2020 over 2019; however, average asset yields for 2020 were down from 2019. The net interest margin for 2020 was 3.31% compared to 3.39% for 2019. The decline in net interest margin for 2020 when compared to 2019 was mainly due to a decrease in overall asset yields. The decrease in average asset yields was mainly due to lower securities yields and a slight shift in the composition of average earning assets, with a greater mix of lower yielding average interest bearing balances.

Tax-equivalent interest income decreased $6.6 million or 2.5% in 2020 from 2019. The decrease in taxable-equivalent interest income was mainly due to lower asset yields, partially offset by an increase in the volume of average earning assets. Average asset yields for 2020 were down 47 basis points compared to 2019, which reflects the impact of reductions in market interest rates during 2020, and the addition of lower yielding PPP loans. Average loans and leases increased $398.0 million or 8.2% in 2020 compared to 2019, and represented 76.1% of average earning assets in 2020 compared to 77.1% in 2019. The increase in average loans includes $465.6 million in PPP loans originated in the second quarter of 2020. As a result of its participation in the SBA's PPP, the Company recorded net deferred loan fees of $9.2 million, which are included in interest income. The average yield on loans was 4.38% in 2020, a decrease of 34 basis points compared to 4.72% in 2019. Average balances on securities increased $27.4 million or 2.0% in 2020 compared to 2019, while the average yield on the securities portfolio decreased 47 basis points or 20.4% compared to 2019 due to lower market interest rates in 2020.

Interest expense for 2020 decreased $21.8 million or 42.9% compared to 2019, driven mainly by decreases in rates paid on deposits and borrowings as a result of lower market interest rates. The average cost of interest bearing deposits was 0.46% in 2020, down 38 basis points from 0.84% in 2019, while the average cost of interest bearing liabilities decreased to 0.60% in 2020 from 1.12% in 2019. Average interest bearing deposits in 2020 increased $671.0 million or 18.2% compared to 2019. Average noninterest bearing deposit balances in 2020 increased $349.9 million or 24.9% over 2019 and represented 28.7% of average total deposits in 2020 compared to 27.6% in 2019. Average total deposits were up $1.0 billion or 20.1% in 2020 over 2019. Average deposit balances increased due to the $465.6 million of PPP loan originations during the second quarter of 2020, the majority of which were deposited into Tompkins checking accounts, as well as brokered funds obtained in the first half of 2020 to support PPP loans and overall liquidity during COVID-19. Average other borrowings decreased by $397.3 million or 52.1% in 2020 from 2019. The decrease in borrowings was due to the strong deposit growth during 2020.

Table 1 - Average Statements of Condition and Net Interest Analysis

	For the year ended December 31,
	2020			2019			2018
(dollar amounts in thousands)	Average Balance (YTD)	Interest	Average Yield/Rate	Average Balance (YTD)	Interest	Average Yield/Rate	Average Balance (YTD)	Interest	Average Yield/Rate
ASSETS
Interest-earning assets
Interest-bearing balances due from banks	$194,211	$194	0.10%	$1,647	$41	2.49%	$2,139	$31	1.45%
Securities[1]
U.S. Government securities	1,307,905	22,906	1.75%	1,301,813	29,411	2.26%	1,429,875	31,645	2.21%
State and municipal[2]	114,462	3,048	2.66%	93,168	2,547	2.73%	97,116	2,520	2.59%
Other securities[2]	3,430	117	3.40%	3,417	158	4.62%	3,491	153	4.38%
Total securities	1,425,797	26,071	1.83%	1,398,398	32,116	2.30%	1,530,482	34,318	2.24%
FHLBNY and FRB stock	20,815	1,373	6.60%	38,308	3,003	7.84%	51,815	3,377	6.52%
Total loans and leases, net of unearned income[2,3]	5,228,135	228,806	4.38%	4,830,089	227,869	4.72%	4,757,583	215,648	4.53%
Total interest-earning assets	6,868,958	256,444	3.73%	6,268,442	263,029	4.20%	6,342,019	253,374	4.00%
Other assets	489,520			411,136			350,659
Total assets	$7,358,478			$6,679,578			$6,692,678
LIABILITIES & EQUITY
Deposits
Interest-bearing deposits
Interest bearing checking, savings, & money market	$3,650,358	$9,430	0.26%	$3,007,221	$20,099	0.67%	$2,822,747	$9,847	0.35%
Time deposits	703,999	10,534	1.50%	676,106	10,805	1.60%	664,788	6,748	1.02%
Total interest-bearing deposits	4,354,357	19,964	0.46%	3,683,327	30,904	0.84%	3,487,535	16,595	0.48%
Federal funds purchased & securities sold under agreements to repurchase	55,973	95	0.17%	59,825	143	0.24%	63,472	152	0.24%
Other borrowings	365,732	7,799	2.13%	762,993	18,427	2.42%	1,086,847	21,818	2.01%
Trust preferred debentures	17,092	1,133	6.63%	16,943	1,276	7.53%	16,771	1,227	7.32%
Total interest-bearing liabilities	4,793,154	28,991	0.60%	4,523,088	50,750	1.12%	4,654,625	39,792	0.85%
Noninterest bearing deposits	1,753,226			1,403,330			1,382,550
Accrued expenses and other liabilities	112,544			101,819			64,559
Total liabilities	6,658,924			6,028,237			6,101,734
Tompkins Financial Corporation Shareholders’ equity	698,088			649,871			589,475
Noncontrolling interest	1,466			1,470			1,469
Total equity	699,554			651,341			590,944
Total liabilities and equity	$7,358,478			$6,679,578			$6,692,678
Interest rate spread			3.13%			3.07%			3.14%
Net interest income /margin on earning assets		227,453	3.31%		212,279	3.39%		213,582	3.37%
Tax Equivalent Adjustment		(2,114)			(1,651)			(1,782)
Net interest income per consolidated financial statements		$225,339			$210,628			$211,800
1 Average balances and yields on available-for-sale securities are based on historical amortized cost.
2 Interest income includes the tax effects of taxable-equivalent adjustments using the Federal income tax rate of 21.0% in 2020, 2019 and 2018 to increase tax exempt interest income to taxable-equivalent basis.
3 Nonaccrual loans are included in the average asset totals presented above. Payments received on nonaccrual loans have been recognized as disclosed in Note 1 of the Company’s consolidated financial statements included in Part 1 of this annual report on Form 10-K.

Table 2 - Analysis of Changes in Net Interest Income

	2020 vs. 2019			2019 vs. 2018
	Increase (Decrease) Due to Change in Average			Increase (Decrease) Due to Change in Average
(In thousands)(taxable equivalent)	Volume	Yield/Rate	Total	Volume	Yield/Rate	Total
INTEREST INCOME:
Interest-bearing balances due from banks	$229	$(76)	$153	$(10)	$20	$10
Investments[1]
Taxable	139	(6,685)	(6,546)	(2,896)	667	(2,229)
Tax-exempt	566	(65)	501	(105)	132	27
FHLB and FRB stock	(1,212)	(418)	(1,630)	(970)	596	(374)
Loans, net[1]	18,122	(17,185)	937	3,354	8,867	12,221
Total interest income	$17,844	$(24,429)	$(6,585)	$(627)	$10,282	$9,655
INTEREST EXPENSE:
Interest-bearing deposits:
Interest checking, savings and money market	3,638	(14,307)	(10,669)	938	9,314	10,252
Time	440	(711)	(271)	148	3,909	4,057
Federal funds purchased and securities sold under agreements to repurchase	(8)	(40)	(48)	(9)	0	(9)
Other borrowings	(8,642)	(2,129)	(10,771)	(7,148)	3,806	(3,342)
Total interest expense	(4,572)	(17,187)	(21,759)	(6,071)	17,029	10,958
Net interest income	$22,416	$(7,242)	$15,174	$5,444	$(6,747)	$(1,303)
1 Interest income includes the tax effects of taxable-equivalent adjustments using the Federal income tax rate of 21.0% in 2020, 2019 and 2018 to increase tax exempt interest income to taxable-equivalent basis.

Changes in net interest income occur from a combination of changes in the volume of interest-earning assets and interest-bearing liabilities, and in the rate of interest earned or paid on them. The above table illustrates changes in interest income and interest expense attributable to changes in volume (change in average balance multiplied by prior year rate), changes in rate (change in rate multiplied by prior year volume), and the net change in net interest income. The net change attributable to the combined impact of volume and rate has been allocated to each in proportion to the absolute dollar amounts of the change. In 2020, net interest income increased by $15.2 million, resulting from a $21.8 million decrease in interest expense, partially offset by a $6.6 million decrease in interest income. Lower yields on average earning assets reduced interest income by $24.4 million, while the increase in average balances on interest-earning assets increased interest income by $17.8 million. The decrease in interest expense reflects lower rates paid on interest bearing liabilities, both deposits and other borrowings. Lower rates on deposits and borrowings reduced interest expense by $17.2 million, while lower average balances of interest bearing liabilities reduced interest expense by $4.6 million.

Provision for Credit Loss Expense

The provision for credit loss expense represents management’s estimate of the expense necessary to maintain the allowance for credit losses at an appropriate level. The provision for credit loss expense was $16.2 million in 2020, compared to $1.4 million in 2019. The ratio of total allowance to total loans and leases increased to 0.98% at December 31, 2020 from 0.81% at December 31, 2019. The first quarter of 2020 included a provision expense of $16.3 million driven by the impact of the economic restrictions/shutdowns related to COVID-19 on economic forecasts and other model assumptions relied upon by management in determining the allowance, as well as normal adjustments for loan growth and changing loan portfolio mix. See the section captioned “The Allowance for Credit Losses” included within “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Financial Condition” of this Report for further analysis of the Company’s allowance for credit losses.

Noninterest Income

	Year ended December 31,
(In thousands)	2020	2019	2018
Insurance commissions and fees	$31,505	$31,091	$29,369
Investment services	17,520	16,434	17,288
Service charges on deposit accounts	6,312	8,321	8,435
Card services	9,263	10,526	9,693
Other income	8,817	8,416	13,130
Net gain (loss) on securities transactions	443	645	(466)
Total	$73,860	$75,433	$77,449

Noninterest income represented 24.7% of total revenues in 2020, and 26.4% in 2019.

Insurance commissions and fees increased 1.3% to $31.5 million in 2020, compared to $31.1 million in 2019. The increase in insurance commissions and fees in 2020 over 2019, was mainly in property and casualty commissions, personal line commissions, and contingency income, partially offset by an increase in reserves for cancellations and policy changes as a result of economic uncertainties related to COVID-19. New business volumes were also negatively impacted by COVID-19.

Investment services income of $17.5 million increased $1.1 million or 6.6% in 2020 compared to 2019, mainly due to an increase in advisory fee income resulting from the growth in assets under management, and higher estate and terminating trust fees earned in 2020. Investment services income includes trust services, financial planning, wealth management services, and brokerage related services. The fair value of assets managed by, or in custody of, Tompkins was $4.4 billion at December 31, 2020, up from $4.1 billion at December 31, 2019. The fair value of assets in custody at December 31, 2020 and 2019 includes $1.2 billion, and $1.0 billion, respectively, of Company-owned securities where Tompkins Trust Company is custodian.

Service charges on deposit accounts in 2020 were down $2.0 million or 24.1% compared to the prior year. Overdraft/insufficient funds charges, the largest component of service charges on deposit accounts, were down $1.7 million or 32.2% in 2020 compared to 2019. The decreases in overdraft/insufficient funds charges during 2020 were primarily related to a decrease in the volume of overdrafts relative to 2019.

Card services income decreased $1.3 million or 12.0% over 2019. The primary components of card services income are fees related to interchange income and transactions fees for debit card transactions, credit card transactions and ATM usage. The reduction in card services income in 2020, when compared to 2019, is largely related to the pandemic-related travel and business restrictions, which resulted in lower transaction volume. Additionally, card services income for 2019 included a one-time incentive payment of $500,000 related to the Company's merchant card business.

Other income of $8.8 million was up $401,000 or 4.8% compared to 2019. The increase was largely due to gains on sales of residential mortgage loans of $2.0 million in 2020, compared to gains of $227,000 in 2019, due to a higher volume of loans sold and higher premiums paid on loans sold in 2020.

Noninterest Expense

	Year ended December 31,
(In thousands)	2020	2019	2018
Salaries and wages	$92,519	$89,399	$85,625
Other employee benefits	24,812	23,488	22,090
Net occupancy expense of premises	12,930	13,210	13,309
Furniture and fixture expense	7,846	7,815	7,351
FDIC insurance	2,398	773	2,618
Amortization of intangible assets	1,484	1,673	1,771
Other	43,393	45,476	48,303
Total	$185,382	$181,834	$181,067

Noninterest expense as a percentage of total revenue was 62.0% in 2020, compared to 63.6% in 2019. Expenses associated with salaries and wages and employee benefits are the largest component of total noninterest expense. In 2020, these expenses increased $4.4 million or 3.9% compared to 2019. Salaries and wages increased $3.1 million or 3.5% in 2020 over the prior year, mainly as a result of annual merit pay increases. Other employee benefits increased $1.3 million or 5.6% over 2019, mainly in health insurance, which was up $942,000 or 10.4% in 2020 over 2019. The $1.6 million increase in FDIC expense in 2020 over 2019 is due to the benefit of the FDIC insurance assessment small bank credits in 2019.

Other operating expenses of $43.4 million decreased by $2.1 million or 4.6% compared to 2019. The primary components of other operating expenses in 2020 were technology expense ($11.8 million), professional fees ($6.1 million), marketing expense ($4.8 million), and cardholder expense ($3.3 million) The decrease in other operating expenses in 2020 compared to 2019 was mainly in professional fees (down $2.9 million or 32.3%) and business related travel and entertainment expense (down $1.3 million or 67.3%). These decreases were partially offset by increases in technology related expenses in 2020 over 2019 (up $1.1 million or 10.5%), and expense related to our allowance for off-balance sheet exposures (up $1.0 million).

Noncontrolling Interests

Net income attributable to noncontrolling interests represents the portion of net income in consolidated majority-owned subsidiaries that is attributable to the minority owners of a subsidiary. The Company had net income attributable to noncontrolling interests of $154,000 in 2020, up $27,000 from 2019. The noncontrolling interests relate to three real estate investment trusts, which are substantially owned by the Company’s New York banking subsidiaries.

Income Tax Expense

The provision for income taxes provides for Federal, New York State, Pennsylvania and other miscellaneous state income taxes. The 2020 provision was $19.9 million, which decreased $1.1 million or 5.2% compared to the 2019 provision. The effective tax rate for the Company was 20.4% in 2020, down from 20.5% in 2019. The effective rates for 2020 and 2019 differed from the U.S. statutory rate of 21.0% during those periods due to the effect of tax-exempt income from loans, securities, and life insurance assets, investments in tax credits, and excess tax benefits of stock based compensation.

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

Segment Reporting

Banking Segment
The banking segment reported net income of $74.5 million for the year ended December 31, 2019, representing a $424,000 or 0.6% decrease compared to 2018. Net interest income decreased $1.2 million or 0.6% in 2019 compared to 2018. Contributing to the decline from 2018, was a decline in average security balances, which was partially offset by an improved net interest margin in 2019. Interest income increased $9.8 million or 3.9% compared to 2018, while interest expense increased $11.0 million or 27.5%.

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

Wealth Management Segment
The wealth management segment reported net income of $3.1 million for the year ended December 31, 2019, a decrease of $1.1 million or 26.3% compared to 2018. Noninterest income of $17.0 million decreased $1.0 million or 5.5% compared to 2018, mainly a result of estate and terminating trust fees, which were down $1.0 million or 75.4% in 2019 over 2018, as a result of the settlement of a large estate in 2018. Noninterest expenses increased by $331,000 or 2.6% in 2019 compared to 2018, mainly due to changes in staffing and normal merit and incentive adjustments in 2019 compared to 2018. The market value of assets under management or in custody at December 31, 2019 totaled $4.1 billion, an increase of 6.7% compared to year-end 2018. This figure included $1.0 billion at year-end 2019 of Company-owned securities from which no income was recognized as the Trust Company was serving as custodian.

Net Interest Income

Net interest income is the Company’s largest source of revenue, representing 73.6% of total revenues for the year ended December 31, 2019, and 73.2% of total revenues for the year ended December 31, 2018. Net interest income is dependent on the volume and composition of interest earning assets and interest-bearing liabilities and the level of market interest rates.

Tax-equivalent net interest income for 2019 decreased by $1.3 million or 0.6% from 2018. The decrease was mainly due to the decline in average earning assets and higher funding costs in 2019 compared to 2018. Average total deposits represented 84.4% of average total liabilities in 2019 compared to 79.8% in 2018, while total average borrowings represented 13.9% of average total liabilities in 2019 and 19.1% in 2018.

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

Noninterest Income
Noninterest income represented 26.4% of total revenues in 2019, and 26.8% in 2018.

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

Financial Condition

Total assets were $7.6 billion at December 31, 2020, increasing by 13.3% or $896.5 million from the previous year end. The increase in total assets was mainly due to increases in loans, securities, and cash and cash equivalent balances. Total cash and cash equivalents were up $250.5 million or 181.5% over December 31, 2019. The increase in cash and cash equivalents was mainly in balances held at the Federal Reserve and reflects the investment of excess liquidity in short term investments. Total deposits at year-end 2020 were up $1.2 billion or 23.5% over year-end 2019.

Loans and leases were 69.0% of total assets at December 31, 2020, compared to 73.1% of total assets at December 31, 2019. Total loan balances were $5.2 billion at December 31, 2020, up $342.8 million or 7.0% compared to the $4.9 billion reported at year-end 2019, mainly due to the addition of PPP loans originated and funded in the second quarter of 2020. PPP loan balances totaled $291.3 million at year-end 2020. A more detailed discussion of the loan portfolio is provided below in this section under the caption “Loans and Leases”.

As of December 31, 2020, total securities comprised 21.4% of total assets, compared to 19.3% of total assets at year-end 2019. Securities were up $328.6 million or 25.3% at December 31, 2020, compared to December 31, 2019. The increase in securities from year-end 2019 was largely due to the investment of excess liquidity into securities and interest bearing balances. The securities portfolio primarily contains mortgage-backed securities, obligations of U.S. Government sponsored entities, and obligations of states and political subdivisions. A more detailed discussion of the securities portfolio is provided below in this section under the caption “Securities”.

Total deposits at year-end 2020 increased by $1.2 billion or 23.5% compared to December 31, 2019. All deposit categories at year-end 2020 were up over year-end 2019, with noninterest bearing deposits up by $472.4 million or 32.4%, time deposit balances up by $71.2 million or 10.6% and checking, savings and money market accounts up by $681.2 million or 22.1% at December 31, 2020 compared to December 31, 2019. Other borrowings, consisting mainly of short term advances with the FHLB, decreased $393.1 million from December 31, 2019, as deposit growth were used to reduce borrowings. A more detailed discussion of deposits and borrowings is provided below in this section under the caption “Deposits and Other Liabilities”.

Shareholders’ Equity

The Consolidated Statements of Changes in Shareholders’ Equity included in the Consolidated Financial Statements of the Company contained in Part II, Item 8. of this Report, detail changes in equity capital over prior year end. Total shareholders’ equity was up $54.6 million or 8.2% to $717.7 million at December 31, 2020, from $663.1 million at December 31, 2019. Additional paid-in capital decreased by $4.5 million, from $338.5 million at December 31, 2019, to $334.0 million at December 31, 2020. The $4.5 million decrease included the following: a $9.4 million aggregate purchase price related to the Company's repurchase and retirement of 127,690 shares of its common stock in connection with the 2020 Repurchase Plan and $1.9 million related to the exercise of stock options and restricted stock activity. These were partially offset by $4.7 million attributed to stock based compensation expense, $1.8 million related to shares issued in connection with the Company's dividend reinvestment program and $255,000 related to shares issued for the Company's director deferred compensation plan. Retained earnings increased by $47.9 million, reflecting net income of $77.6 million, less dividends paid of $31.4 million and the net cumulative effect adjustment related to the adoption of ASU 2016-13 of $1.7 million.

Accumulated other comprehensive loss decreased from $43.6 million at December 31, 2019 to $32.1 million at December 31, 2020, reflecting a $16.6 million increase in unrealized gains on available-for-sale securities due to market interest rates, and a $5.1 million increase in actuarial loss associated with employee benefit plans. Under regulatory requirements, amounts reported as accumulated other comprehensive income/loss related to net unrealized gain or loss on available-for-sale securities and the funded status of the Company’s defined benefit post-retirement benefit plans do not increase or reduce regulatory capital and are not included in the calculation of risk-based capital and leverage capital ratios.

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

Accumulated other comprehensive loss decreased from $63.2 million at December 31, 2018 to $43.6 million at December 31, 2019; reflecting a $27.6 million increase in unrealized gains on available-for-sale securities due to market interest rates, and a $8.0 million decrease in actuarial loss associated with employee benefit plans.

The Company continued its long history of increasing cash dividends with a per share increase of 4.0% in 2020, which followed an increase of 4.1% in 2019. Dividends per share amounted to $2.10 in 2020, compared to $2.02 in 2019, and $1.94 in 2018. Cash dividends paid represented 40.4%, 37.5%, and 36.0% of after-tax net income in 2020, 2019, and 2018, respectively.

On July 19, 2018, the Company’s Board of Directors authorized a stock repurchase plan (the "2018 Repurchase Plan") for the Company to repurchase up to 400,000 shares of the Company’s common stock over the 24 months following adoption of the plan. Through December 31, 2019, the Company had repurchased 393,004 shares under the 2018 Repurchase Plan at an average price of $79.15.

On January 30, 2020, the Company’s Board of Directors authorized a stock repurchase plan (the "2020 Repurchase Plan") for the Company to repurchase up to 400,000 shares of the Company’s common stock over the 24 months following adoption of the plan. As with the 2018 Repurchase Plan, shares may be repurchased from time to time under the 2020 Repurchase Plan in open market transactions at prevailing market prices, in privately negotiated transactions, or by other means in accordance with federal securities laws, and the repurchase program may be suspended, modified or terminated by the Board of Directors at any time for any reason. Through December 31, 2020, the Company had repurchased 127,690 shares under the 2020 Repurchase Plan at an average price of $73.72.

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

As of December 31, 2020, the capital ratios for the Company’s four subsidiary banks exceeded the minimum levels required to be considered well capitalized. Additional information on the Company’s capital ratios and regulatory requirements is provided in “Note 20 - Regulations and Supervision” in Notes to Consolidated Financial Statements in Part II, Item 8. of this Report on Form 10-K.

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

The Company classifies its securities at date of purchase as available-for-sale, held-to-maturity or trading.  Securities, other than certain obligations of states and political subdivisions thereof, are generally classified as available-for-sale. Securities available-for-sale may be used to enhance total return, provide additional liquidity, or reduce interest rate risk. Securities in the held-to-maturity portfolio would consists of obligations of U.S. Government sponsored entities and obligations of state and political subdivisions. Securities in the trading portfolio would reflect those securities that the Company elects to account for at fair value, with the adoption of ASC Topic 825, Financial Instruments.

The Company’s total securities portfolio at December 31, 2020 totaled $1.63 billion compared to $1.30 billion at December 31, 2019. The table below shows the composition of the available-for-sale and held-to-maturity securities portfolio as of year-end 2020, 2019 and 2018. The increase in the available-for-sale portfolio at year-end 2020 over year-end 2019 reflects the reinvestment of excess liquidity. The Company purchased about $904.9 million of securities in 2020, which were partially offset by $545.6 million of payments, maturities and calls. In 2020, fair values were favorably impacted by changes in market interest rates.

For held-to-maturity securities, the Company early adopted ASU 2019-04 on November 30, 2019.  Since the Company had already adopted ASUs 2016-01 and 2017-12, the related amendments were effective as of November 30, 2019.  As part of the adoption of ASU 2019-04, the Company reclassified $138.2 million in aggregate amortized cost basis of debt securities from held-to-maturity to available-for-sale.  Included in other comprehensive income at December 31, 2019 is an unrealized gain of approximately $3.8 million related to the fair market value versus the cost basis of the portfolio at the time of the transfer.  The Company had not reclassified debt securities from held-to-maturity to available-for-sale upon adoption of the amendments in ASU 2017-12.  Under ASU 2019-04, entities that did not reclassify debt securities from held-to-maturity to available-for-sale upon adoption of the amendments in ASU 2017-12 and elect to reclassify debt securities upon adoption of the amendments in ASU 2019-04 are required to reflect the reclassification as of the date of adoption of that Update.

Additional information on the securities portfolio is available in “Note 2 Securities” in Notes to Consolidated Financial Statements in Part II, Item 8. of this Report, which details the types of securities held, the carrying and fair values, and the contractual maturities as of December 31, 2020 and 2019.

	As of December 31,
Available-for-Sale Securities	2020		2019		2018
(In thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
U.S. Treasuries	$0	$0	$1,840	$1,840	$289	$289
Obligations of U.S. Government sponsored entities	599,652	607,480	367,551	372,488	493,371	485,898
Obligations of U.S. states and political subdivisions	126,642	129,746	96,668	97,785	86,260	85,440
Mortgage-backed securities-residential, issued by
U.S. Government agencies	179,538	182,108	164,643	164,451	131,831	128,267
U.S. Government sponsored entities	691,562	705,480	660,037	659,590	649,620	630,558
Non-U.S. Government agencies or sponsored entities	0	0	0	0	31	31
U.S. corporate debt securities	2,500	2,379	2,500	2,433	2,500	2,175
Total available-for-sale securities	$1,599,894	$1,627,193	$1,293,239	$1,298,587	$1,363,902	$1,332,658

Held-to-Maturity Securities	2020		2019		2018
(In thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Obligations of U.S. Government sponsored entities	$0	$0	$0	$0	$131,306	$130,108
Obligations of U.S. states and political subdivisions	0	0	0	0	9,273	9,269
Total held-to-maturity securities	$0	$0	$0	$0	$140,579	$139,377

Effective January 1, 2020, the Company adopted a new accounting standard (ASU 2016-13), "Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments" which amends the accounting guidance on the impairment of financial instruments. Management evaluates investment securities for expected credit losses (“ECL”) impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Factors that may be indicative of ECL include, but are not limited to, the following:

•Extent to which the fair value is less than the amortized cost basis.
•Adverse conditions specifically related to the security, an industry, or geographic area (changes in technology, business practice).
•Payment structure of the debt security with respect to underlying issuer or obligor.
•Failure of the issuer to make scheduled payment of principal and/or interest.
•Changes to the rating of a security or issuer by a NRSRO.
•Changes in tax or regulatory guidelines that impact a security or underlying issuer.

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

However, if the Company intends to sell an impaired available for sale debt security, or more likely than not be required to sell the debt security before the recovery of the amortized cost basis, the entire impairment amount, including any previously recognized ACL, must be recognized in earnings with a corresponding adjustment to the security’s amortized cost basis. Because the security’s amortized cost basis is adjusted to fair value, there is no ACL.

The Company also holds non-marketable Federal Home Loan Bank New York (“FHLBNY”) stock, non-marketable Federal Home Loan Bank Pittsburgh (“FHLBPITT”) stock and non-marketable Atlantic Community Bankers Bank (“ACBB”) stock, all of which are required to be held for regulatory purposes and for borrowing availability. The required investment in FHLB stock is tied to the Company’s borrowing levels with the FHLB. Holdings of FHLBNY stock, FHLBPITT stock and ACBB stock totaled $11.0 million, $5.2 million and $95,000 at December 31, 2020, respectively. These securities are carried at par, which is also cost. The FHLBNY and FHLBPITT continue to pay dividends and repurchase stock. As such, the Company has not recognized any impairment on its holdings of FHLBNY and FHLBPITT stock. At December 31, 2019, the Company’s holdings of FHLBNY stock, FHLBPITT stock, and ACBB stock totaled $24.3 million, $9.3 million, and $95,000, respectively.

Management’s policy is to purchase investment grade securities that, on average, have relatively short expected durations. This policy helps mitigate interest rate risk and provides sources of liquidity without significant risk to capital. The contractual maturity distribution of debt securities and mortgage-backed securities as of December 31, 2020, along with the weighted average yield of each category, is presented in Table 3-Maturity Distribution below. Balances are shown at amortized cost and weighted average yields are calculated on a fully taxable-equivalent basis. Expected maturities will differ from contractual maturities presented in Table 3-Maturity Distribution below, because issuers may have the right to call or prepay obligations with or without penalty and mortgage-backed securities will pay throughout the periods prior to contractual maturity.

Table 3 - Maturity Distribution

	As of December 31, 2020
	Securities Available-for-Sale[1]		Securities Held-to-Maturity
(dollar amounts in thousands)	Amount	Yield[2]	Amount	Yield[2]

Obligations of U.S. Government sponsored entities
Within 1 year	$43,255	2.31%	$0	0.00%
Over 1 to 5 years	358,032	1.35%	0	0.00%
Over 5 to 10 years	173,156	0.82%	0	0.00%
Over 10 years	25,209	1.87%	$0	0.00%
	$599,652	1.29%	$0	0.00%

Obligations of U.S. state and political subdivisions
Within 1 year	$11,229	2.75%	$0	0.00%
Over 1 to 5 years	21,011	2.46%	0	0.00%
Over 5 to 10 years	52,917	2.92%	0	0.00%
Over 10 years	41,485	2.51%	0	0.00%
	$126,642	2.69%	$0	0.00%

Mortgage-backed securities - residential
Within 1 year	$0	0.00%	$0	0.00%
Over 1 to 5 years	7,914	3.22%	0	0.00%
Over 5 to 10 years	105,389	2.05%	0	0.00%
Over 10 years	757,797	1.10%	0	0.00%
	$871,100	1.23%	$0	0.00%

Other securities
Over 5 to 10 years	$2,500	3.04%	$0	0.00%
	$2,500	3.04%	$0	0.00%

Total securities
Within 1 year	$54,484	2.40%	$0	0.00%
Over 1 to 5 years	386,958	1.45%	0	0.00%
Over 5 to 10 years	333,961	1.56%	0	0.00%
Over 10 years	824,491	1.19%	0	0.00%
	$1,599,894	1.37%	$0	0.00%
1 Balances of available-for-sale securities are shown at amortized cost.
2 Interest income includes the tax effects of taxable-equivalent adjustments using a combined New York State and Federal effective income tax rate of 24.5% to increase tax exempt interest income to taxable-equivalent basis.

The average taxable-equivalent yield on the securities portfolio was 1.83% in 2020, 2.30% in 2019 and 2.24% in 2018.

At December 31, 2020, there were no holdings of any one issuer, other than the U.S. Government sponsored entities, in an amount greater than 10% of the Company’s shareholders’ equity.

Loans and Leases

Table 4 - Composition of Loan and Lease Portfolio

Loans and Leases	As of December 31,
(In thousands)	2020	2019	2018	2017	2016
Commercial and industrial
Agriculture	$94,489	$105,786	$107,494	$108,608	$118,247
Commercial and industrial other	792,987	902,275	970,141	983,043	926,372
PPP Loans	291,252	0	0	0	0
Subtotal commercial and industrial	1,178,728	1,008,061	1,077,635	1,091,651	1,044,619
Commercial real estate
Construction	163,016	213,637	165,669	203,966	144,770
Agriculture	201,866	184,898	170,229	129,959	102,776
Commercial real estate other	2,204,310	2,045,030	2,004,763	1,866,802	1,673,295
Subtotal commercial real estate	2,569,192	2,443,565	2,340,661	2,200,727	1,920,841
Residential real estate
Home equity	200,827	219,245	229,608	241,256	247,014
Mortgages	1,235,160	1,158,592	1,104,286	1,061,685	972,801
Subtotal residential real estate	1,435,987	1,377,837	1,333,894	1,302,941	1,219,815
Consumer and other
Indirect	8,401	12,964	12,663	12,144	14,835
Consumer and other	61,399	61,446	58,326	50,979	45,219
Subtotal consumer and other	69,800	74,410	70,989	63,123	60,054
Leases	14,203	17,322	14,556	14,467	16,650
Total loans and leases	5,267,910	4,921,195	4,837,735	4,672,909	4,261,979
Less: unearned income and deferred costs and fees	(7,583)	(3,645)	(3,796)	(3,789)	(3,946)
Total loans and leases, net of unearned income and deferred costs and fees	$5,260,327	$4,917,550	$4,833,939	$4,669,120	$4,258,033

Total loans and leases of $5.3 billion at December 31, 2020 were up $342.8 million or 7.0% from December 31, 2019. The growth was mainly in PPP loans, which totaled $291.3 million at year-end 2020. As of December 31, 2020, total loans and leases represented 69.0% of total assets compared to 73.1% of total assets at December 31, 2019.

Residential real estate loans, including home equity loans, of $1.4 billion at December 31, 2020, increased by $58.2 million or 4.2% from $1.4 billion at year-end 2019, and comprised 27.3% of total loans and leases at December 31, 2020. Growth in residential loan balances is impacted by the Company’s decision to retain these loans or sell them in the secondary market due to interest rate considerations. The Company’s Asset/Liability Committee meets regularly and establishes standards for selling and retaining residential real estate mortgage originations.

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

During 2020, 2019, and 2018, the Company sold residential mortgage loans totaling $51.7 million, $16.9 million, and $27.7 million, respectively, and realized net gains on these sales of $2.1 million, $227,000, and $458,000, respectively. The increase in sold residential mortgage loans was mainly due to a higher volume of originated loans in 2020 compared to 2019. The higher volume sold coupled with higher premiums paid on sold loans resulted in higher net gains on the sales of residential mortgage loans. When residential mortgage loans are sold to FHLMC or SONYMA, the Company typically retains all servicing rights, which provides the Company with a source of fee income. In connection with the sales in 2020, 2019, and 2018, the Company recorded mortgage-servicing assets of $388,000, $127,000, and $207,000, respectively.

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

Commercial real estate loans totaled $2.6 billion at December 31, 2020, an increase of $125.6 million or 5.1% compared to December 31, 2019, and represented 48.8% of total loans and leases at December 31, 2020, compared to 49.7% at December 31, 2019.

Commercial and industrial loans totaled $1.2 billion at December 31, 2020, which is an increase of $170.7 million or 16.9% from December 31, 2019. Commercial and industrial loans represented 22.4% of total loans at December 31, 2020 compared to 20.5% at December 31, 2019. The increase at year-end 2020 over year-end 2019 was mainly due to PPP loan originations. In the second quarter of 2020, the Company funded $465.6 million of PPP loans. At December 31, 2020, PPP loans totaled $291.3 million, with the decrease reflecting loans forgiven by the SBA. The PPP provides borrower guarantees for lenders, as well as loan forgiveness incentives for borrowers that utilize the loan proceeds to cover employee compensation-related expenses and certain other eligible business operating costs, all in accordance with the rules and regulations established by the SBA. On January 11, 2021, the SBA reactivated the PPP. The Company's banking subsidiaries have originated additional PPP loans through the PPP, which is currently scheduled to extend through March 31, 2021. As of February 21, 2021, the Company had submitted 1,341 PPP loan applications totaling $171.0 million under the 2021 PPP authorization.

As of December 31, 2020, agriculturally-related loans totaled $296.4 million or 5.6% of total loans and leases compared to $290.7 million or 5.9% of total loans and leases at December 31, 2019. Agriculturally-related loans include loans to dairy farms and cash and vegetable crop farms. Agriculturally related loans are primarily made based on identified cash flows of the borrower with consideration given to underlying collateral, personal guarantees, and government related guarantees. Agriculturally-related loans are generally secured by the assets or property being financed or other business assets such as accounts receivable, livestock, equipment or commodities/crops.

The consumer loan portfolio includes personal installment loans, indirect automobile financing, and overdraft lines of credit. Consumer and other loans were $69.8 million at December 31, 2020, compared to $74.4 million at December 31, 2019.

The lease portfolio decreased by 18.0% to $14.2 million at December 31, 2020 from $17.3 million at December 31, 2019. As of December 31, 2020, commercial leases and municipal leases represented 100.0% of total leases.

The Company has adopted comprehensive lending policies, underwriting standards and loan review procedures. There were no significant changes to the Company’s existing policies, underwriting standards and loan review during 2020. The Company’s Board of Directors approves the lending policies at least annually. The Company recognizes that exceptions to policy guidelines may occasionally occur and has established procedures for approving exceptions to these policy guidelines. Management has also implemented reporting systems to monitor loan originations, loan quality, concentrations of credit, loan delinquencies and nonperforming loans and potential problem loans.

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

Analysis of Past Due and Nonperforming Loans

	As of December 31,
(In thousands)	2020	2019	2018	2017	2016
Loans 90 days past due and accruing[1]
Consumer and other	$0	$0	$0	$44	$0
Total loans 90 days past due and accruing	0	0	0	44	0
Nonaccrual loans
Commercial and industrial	1,775	2,335	1,883	2,852	738
Commercial real estate	23,627	10,789	8,007	5,948	9,076
Residential real estate	13,145	10,882	12,072	10,363	9,061
Consumer and other	429	275	234	354	166
Total nonaccrual loans and leases	38,976	24,281	22,196	19,517	19,041
Troubled debt restructurings not included above	6,803	7,154	4,395	3,449	2,631
Total nonperforming loans and leases	45,779	31,435	26,591	23,010	21,672
Other real estate owned	88	428	1,595	2,047	908
Total nonperforming assets	$45,867	$31,863	$28,186	$25,057	$22,580
Total nonperforming loans and leases as a percentage of total loans and leases	0.87%	0.64%	0.55%	0.49%	0.51%
Total nonperforming assets as a percentage of total assets	0.60%	0.47%	0.42%	0.38%	0.36%
Allowance as a percentage of nonperforming loans and leases	112.87%	126.90%	163.25%	172.84%	164.98%
1 The 2019, 2018, 2017 and 2016 columns in the above table exclude $794,000, $1.3 million, $1.1 million, and $2.6 million, respectively, of acquired loans that are 90 days past due and accruing interest.  These loans were originally recorded at fair value on the acquisition date of August 1, 2012.  These loans are considered to be accruing as the Company can reasonably estimate future cash flows on these acquired loans and the Company expects to fully collect the carrying value of these loans.  Therefore, the Company is accreting the difference between the carrying value of these loans and their expected cash flows into interest income.

The level of nonperforming assets at the past five year-ends is illustrated in the table above. The Company’s total nonperforming assets as a percentage of total assets was 0.60% at December 31, 2020, up from 0.47% at December 31, 2019, and compares to its peer group's most recent ratio of 0.51% at September 30, 2020. The peer data is from the Federal Reserve Board and represents banks or bank holding companies with assets between $3.0 billion and $10.0 billion. A breakdown of nonperforming loans by portfolio segment is shown above. Nonperforming loans totaled $45.8 million at December 31, 2020 and were up 45.6% from December 31, 2019. Nonperforming loans represented 0.87% of total loans at December 31, 2020, compared to 0.64% of total loans at December 31, 2019, and 0.55% of total loans at December 31, 2018. The increase in nonperforming loans was mainly in the commercial real estate and residential real estate portfolios, and a result of unfavorable economic conditions related to the COVID-19 pandemic. Nonperforming loans in the commercial real estate portfolio at year-end 2020 increased by $12.8 million compared to 2019; the increase was mainly due to one credit totaling $11.8 million in the hospitality industry that was downgraded to Substandard and placed on nonaccrual status in the fourth quarter of 2020. The loan is also currently in the Company's deferral payment program. At December 31, 2020, other real estate owned was down $340,000 from prior year-end and represented 0.2% of total nonperforming assets, down from 1.3% at December 31, 2019. The decrease in other real estate owned was mainly a result of sales during 2020.

The Company implemented a payment deferral program to assist both consumer and business borrowers that may be experiencing financial hardship due to COVID-19. Weekly deferral requests for the month of December were down 98.5% from peak levels the Company experienced in late March. As of December 31, 2020, total loans, impacted by COVID-19 and that continued in a deferral status amounted to approximately $212.2 million, representing 4.0% of total loans. Loans to finance hotels and motels comprise approximately 53.0% of total loans that continue in deferral status. Of loans that had come out of the deferral program as of December 31, 2020, about 94.4% had made at least one payment and only 0.13% were more than 30 days delinquent.

Loans are considered modified in a troubled debt restructuring (“TDR”) when, due to a borrower’s financial difficulties, the Company makes a concession(s) to the borrower that the Company would not otherwise consider. When modifications are provided for reasons other than as a result of the financial distress of the borrower, these loans are not classified as TDRs or impaired. These modifications may include, among others, an extension of the term of the loan, and granting a period when interest-only payments can be made, with the principal payments made over the remaining term of the loan or at maturity. TDRs are included in the above table within the following categories: “loans 90 days past due and accruing”, “nonaccrual loans”, or “troubled debt restructurings not included above”. Loans in the latter category include loans that meet the definition of a TDR but are performing in accordance with the modified terms and have shown a satisfactory period of repayment (generally six consecutive months) and where full collection of all is reasonably assured. At December 31, 2020, the Company had $8.5 million in TDR balances, which are included in the above table, of which $6.8 million are included in the line captioned “Troubled debt restructurings not included above” and the remainder are included within nonaccrual loans.

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

The Company’s recorded investment in loans and leases that are individually evaluated totaled $32.18 million at December 31, 2020, and $19.4 million at December 31, 2019. A loan is individually evaluated when, based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement. Individually evaluated loans consist of our non-homogenous nonaccrual loans and loans that are 90 days or more past due. Specific reserves on individually evaluated loans that are not collateral dependent are measured based on the present value of expected future cash flows discounted at the original effective interest rate of each loan. For loans that are collateral dependent, impairment is measured based on the fair value of the collateral less estimated selling costs, and such impaired amounts are generally charged off.

At December 31, 2020, there were specific reserves of $308,000 on four commercial real estate loans and five commercial loans, compared to $907,000 of specific reserves on seven commercial real estate loans at December 31, 2019. The majority of the individually evaluated loans are collateral dependent loans that have limited exposure or require limited specific reserves because of the amount of collateral support with respect to these loans or the loans have been written down to fair value. Interest payments on individually evaluated loans are typically applied to principal unless collectability of the principal amount is reasonably assured. In these cases, interest is recognized on a cash basis. There was no interest income recognized on individually evaluated loans and leases for 2020, 2019 and 2018.

The ratio of the allowance to nonperforming loans (loans past due 90 days and accruing, nonaccrual loans and restructured troubled debt) was 112.87% at December 31, 2020, compared to 126.90% at December 31, 2019. The Company’s nonperforming loans are mostly made up of collateral dependent loans requiring little to no specific allowance due to the level of collateral available with respect to these loans and/or previous charge-offs.

Management reviews the loan portfolio for evidence of potential problem loans and leases. Potential problem loans and leases are loans and leases that are currently performing in accordance with contractual terms, but where known information about possible credit problems of the related borrowers causes management to have doubt as to the ability of such borrowers to comply with the present loan payment terms and may result in such loans and leases becoming nonperforming at some time in the future. Management considers loans and leases classified as Substandard, which continue to accrue interest, to be potential problem loans and leases. The Company, through its credit administration function, identified 35 commercial relationships totaling $40.8 million at December 31, 2020 that were potential problem loans. At December 31, 2019, there were 41 relationships totaling $44.0 million in the loan portfolio that were considered potential problem loans. Of the 35 commercial relationships from the portfolio that were classified as potential problem loans at December 31, 2020, there were 12 relationships that equaled or exceeded $1.0 million, which in aggregate totaled $36.1 million. The potential problem loans remain in a performing status due to a variety of factors, including payment history, the value of collateral supporting the credits, and personal or government guarantees. These factors, when considered in the aggregate, give management reason to believe that the current risk exposure on these loans does not warrant accounting for these loans as nonperforming. However, these loans do exhibit certain risk factors, which have the potential to cause them to become nonperforming. Accordingly, management’s attention is focused on these credits, which are reviewed on at least a quarterly basis.

 The Allowance for Credit Losses

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

The Company uses a discounted cash flow ("DCF") method to estimate expected credit losses for all loan segments excluding the leasing segment. For each of these loan segments, the Company generates cash flow projections at the instrument level wherein payment expectations are adjusted for estimated prepayment speeds, curtailments, recovery lag probability of default, and loss given default. The modeling of expected prepayment speeds, curtailment rates, and time to recovery are based on internal historical data.

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

For all DCF models, management has determined that four quarters represents a reasonable and supportable forecast period and reverts back to a historical loss rate over eight quarters on a straight-line basis. Management leverages economic projections from a reputable and independent third party to inform its loss driver forecasts over the four-quarter forecast period. Other internal and external indicators of economic forecasts, and scenario weightings, are also considered by management when developing the forecast metrics.

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

Since the methodology is based upon historical experience and trends, current conditions, and reasonable and supportable forecasts, as well as management’s judgment, factors may arise that result in different estimates. While management’s evaluation of the allowance as of December 31, 2020, considers the allowance to be appropriate, under adversely different conditions or assumptions, the Company would need to increase or decrease the allowance. In addition, various federal and State regulatory agencies, as part of their examination process, review the Company's allowance and may require the Company to recognize additions to the allowance bases on their judgements and information available to them at the time of their examinations.

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

As of December 31, 2020, the Company's reserve for off-balance sheet credit exposures was $1.9 million, compared to $477,000 at December 31, 2019. As a result of the adoption of ASC 326, the Company recorded a net cumulative-effect adjustment increasing the allowance for credit losses on off-balance sheet credit exposures by $381,000 from $477,000 at December 31, 2019, to $858,000 at January 1, 2020.

The allocation of the Company’s allowance as of December 31, 2020, and each of the previous four years is illustrated in Table 5- Allocation of the Allowance for Credit Losses, below. The table represents the allowance for credit losses calculated under the new accounting guidance as of December 31, 2020, and the prior period show amounts calculated under the incurred loss methodology calculation used prior to adoption. The table provides an allocation of the allowance for credit losses for inherent loan losses by type. The allocation is neither indicative of the specific amounts or the loan categories in which future charge-offs may occur, nor is it an indicator of future loss trends. The allocation of the allowance for credit losses to each category does not restrict the use of the allowance to absorb losses in any category.
Table 5 - Allocation of the Allowance for Credit Losses

	As of December 31,
(In thousands)	2020	2019	2018	2017	2016
Total loans outstanding at end of year	$5,260,327	$4,917,550	$4,833,939	$4,669,120	$4,258,033

Allocation of the ACL by loan type:
Commercial and industrial	$9,239	$10,541	$11,272	$11,837	$9,389
Commercial real estate	30,546	21,608	23,483	20,412	19,933
Residential real estate	10,257	6,381	7,345	6,215	5,203
Consumer and other	1,562	1,362	1,310	1,307	1,230
Leases	65	0	0	0	0
Total	$51,669	$39,892	$43,410	$39,771	$35,755

Allocation of the ACL as a percentage of total allowance:
Commercial and industrial	18%	26%	26%	30%	26%
Commercial real estate	59%	54%	54%	51%	56%
Residential real estate	20%	16%	17%	16%	15%
Consumer and other	3%	3%	3%	3%	3%
Leases	0%	0%	0%	0%	0%
Total	100%	100%	100%	100%	100%
Loan and lease types as a percentage of total loans and leases:
Commercial and industrial	23%	21%	22%	24%	25%
Commercial real estate	49%	50%	49%	47%	45%
Residential real estate	27%	28%	28%	28%	29%
Consumer and other	1%	1%	1%	1%	1%
Leases	0%	0%	0%	0%	0%
Total	100%	100%	100%	100%	100%
The five year trend in the allowance is shown above. Over the three year period between 2016 through 2018, the allowance steadily increased driven in large part by growth in loans. The increase in 2018 was also a result of specific reserve allocations for one commercial real estate relationship. This credit was charged off during 2019, which contributed to the decrease in the allowance from year-end 2018 to year-end 2019.

As a result of the adoption of ASU 2016-13, the Company recorded a net cumulative-effect adjustment reducing the allowance for credit losses by $2.5 million from $39.9 million at December 31, 2019 to $37.4 million at January 1, 2020. As of December 31, 2020, the total allowance for credit losses was $51.7 million, which was up $11.8 million or 29.5% from year-end 2019. The $14.3 million increase in the allowance at December 31, 2020, compared to January 1, 2020 was mainly due to a $14.9 million increase in the provision expense driven by changes in economic conditions and forecasts related to the impact of COVID-19, including forecasts of significantly slower economic growth and higher unemployment. The majority of the increase in the allowance and provision expense in 2020 was in the first quarter of 2020. The allowance was relatively flat between June 30, 2020 and December 31, 2020, as lower estimated reserves driven by improvements in forecasts for unemployment and the gross domestic product used in our model were offset by increases in qualitative reserves for loans within the hospitality and certain other industries that may have an elevated level of risk due to the adverse economic impact of the COVID-19 pandemic, as well as loans that remain in the Company's payment deferral program implemented in response to the COVID-19 pandemic. The qualitative reserves were added to all portfolio segments with the majority in commercial real estate and then residential real estate.

Total loans were $5.3 billion at December 31, 2020, up $342.8 million or 7.0% from December 31, 2019. The increase from year-end 2019 included $465.6 million of PPP loans originated in the second quarter of 2020. Since the PPP loans are guaranteed by the SBA, there are no reserves allocated to these loans. Credit quality metrics at December 31, 2020, were mixed compared to year-end 2019. Nonperforming assets represented 0.60% of total assets at December 31, 2020, compared to 0.47% at December 31, 2019. Nonperforming loans and leases were up $14.3 million or 45.6% from year end 2019 and represented 0.87% of total loans at December 31, 2020 compared to 0.64% at December 31, 2019. Loans internally-classified Special Mention or Substandard were up $99.6 million or 110.3% compared to December 31, 2019. The increase over December 31, 2019, was mainly a result of the downgrade of loans in the hospitality industry, reflecting cash flow stress related to the pandemic-related business and travel restrictions and social distancing guidelines. Many of these hospitality loans are in the Company's payment deferral program and are included in the estimate of qualitative reserves.

Table 6 - Analysis of the Allowance for Credit Losses

	December 31,
(In thousands)	2020	2019	2018	2017	2016
Average loans outstanding during year	$5,228,135	$4,830,089	$4,757,583	$4,401,205	$3,957,221
Balance of allowance at beginning of year	39,892	43,410	39,771	35,755	32,004
Impact of adopting ASU 2016-13	(2,534)	0	0	0	0

Loans charged-off:
Commercial and industrial	$2	$696	$334	$365	$1,576
Commercial real estate	1,903	4,015	142	180	193
Residential real estate	84	256	614	1,067	298
Consumer and other	482	823	1,350	962	642
Leases	0	0	0	0	0
Total loans charged-off	2,471	5,790	2,440	2,574	2,709

Recoveries of loans previously charged-off:
Commercial and industrial	131	103	156	143	596
Commercial real estate	58	174	843	1,617	1,127
Residential real estate	194	334	459	256	63
Consumer and other	248	295	679	413	353
Total loan recoveries	631	906	2,137	2,429	2,139
Net loan charge-offs and (recoveries)	1,840	4,884	303	145	570
Additions to allowance charged to operations	16,151	1,366	3,942	4,161	4,321
Balance of allowance at end of year	$51,669	$39,892	$43,410	$39,771	$35,755
Allowance as a percentage of total loans and leases outstanding	0.98%	0.81%	0.90%	0.85%	0.84%
Net charge-offs (recoveries) as a percentage of average loans and leases outstanding during the year	0.04%	0.10%	0.01%	0.00%	0.01%

The above table shows a fairly stable level of gross loan charge-offs over the period, with the increase in 2019 mainly related to a $3.3 million charge-off related to one commercial real estate loan. The higher level of loan recoveries in 2016 to 2018 was mainly a result of recoveries on two large commercial/commercial real estate relationships that were charged off in 2011 and 2012. Provision expense was stable between 2016 and 2018. For 2019, favorable trends in certain qualitative factors, lower historical loss rates in all loan portfolios except for commercial real estate at year-end 2019 compared to year-end 2018, and lower specific reserves for impaired loans contributed to the lower allowance level at December 31, 2019 compared to December 31, 2018 and a decrease in provision expense in 2019 compared to 2018. As mentioned above, the $16.2 million provision expense in 2020 was driven by changes in economic conditions and forecasts related to the impact of COVID-19, including forecasts of significantly slower economic growth and higher unemployment. The majority of the increase in the allowance and provision expense in 2020 was in the first quarter of 2020.

The ratio of the allowance for credit losses as a percentage of total loans was 0.98% at year-end 2020 compared to 0.81% at year-end 2019. The allowance coverage to nonperforming loans and leases was 112.87% at December 31, 2020 compared to 126.90% at December 31, 2019. Management believes that, based upon its evaluation as of December 31, 2020, the allowance is appropriate.

Deposits and Other Liabilities

Total deposits were $6.4 billion at December 31, 2020, up $1.2 billion or 23.5% compared to year-end 2019. The increase from year-end 2019 consisted of savings and money market balances, noninterest bearing deposits, and time deposits up $681.2 million, $472.4 million, and $71.2 million, respectively. Deposit balances during 2020 benefited from the $465.6 million of PPP loan originations during the second quarter of 2020, the majority of which were deposited in Tompkins checking accounts. The growth also included short-term brokered deposits. In April 2020, the Company obtained $295.0 million of short-term brokered deposits and actively increased liquid assets to further strengthen the Company's liquidity position in response to the economic uncertainty related to the COVID-19 pandemic. Of the $295.0 million of brokered deposits, $95.0 million matured and were paid in the fourth quarter of 2020; the remaining $200.0 million mature in April 2021.

The most significant source of funding for the Company is core deposits. The Company defines core deposits as total deposits less time deposits of $250,000 or more, brokered deposits, municipal money market deposits and reciprocal deposit relationships with municipalities. Core deposits increased by $863.8 million or 20.1% to $5.2 billion at year-end 2020 from $4.3 billion at year-end 2019. Core deposits represented 80.1% of total deposits at December 31, 2020, compared to 82.3% of total deposits at December 31, 2019.

Municipal money market accounts and reciprocal deposit relationships with municipalities totaled $685.6 million at year-end 2020, which increased 11.3% over year-end 2019. In general, there is a seasonal pattern to municipal deposits starting with a low point during July and August. Account balances tend to increase throughout the fall and into the winter months from tax deposits and receive an additional inflow at the end of March from the electronic deposit of state funds.

Table 1-Average Statements of Condition and Net Interest Analysis, shows the average balance and average rate paid on the Company’s primary deposit categories for the years ended December 31, 2020, 2019, and 2018. Average interest-bearing deposits in 2020 increased $671.0 million or 18.2% when compared to 2019. The average cost of interest-bearing deposits was 0.46% for 2020 and 0.84% for 2019. Average noninterest bearing deposits for 2020 were up $349.9 million or 24.9% over 2019. A maturity schedule of time deposits outstanding at December 31, 2020 is included in “Note 7 Deposits” in Notes to Consolidated Financial Statements in Part II, Item 8. of this Report.

The Company uses both retail and wholesale repurchase agreements. Retail repurchase agreements are arrangements with local customers of the Company, in which the Company agrees to sell securities to the customer with an agreement to repurchase those securities at a specified later date. Retail repurchase agreements totaled $65.8 million at December 31, 2020, and $60.3 million at December 31, 2019. Management generally views local repurchase agreements as an alternative to large time deposits. Refer to “Note 8 Federal Funds Purchased and Securities Sold Under Agreements to Repurchase” in Notes to Consolidated Financial Statements in Part II, Item 8. of this Report for further details on the Company’s repurchase agreements.

The Company’s other borrowings totaled $265.0 million at year-end 2020, which was $393.1 million below prior year end. The decrease in borrowings was due to core deposit growth, municipal deposit growth, and an increase in brokered deposits from year-end 2019. The $265.0 million in borrowings at December 31, 2020, represented term advances from the FHLB. Borrowings of $658.1 million at year-end 2019 included $239.1 million in overnight advances from the FHLB, $415.0 million of FHLB term advances, and a $4.0 million advance from a bank. Of the $265.0 million in FHLB term advances at year-end 2020, $235.0 million are due in over one year. Refer to “Note 9 - Other Borrowings” in Notes to Consolidated Financial Statements in Part II, Item 8. of this Report for further details on the Company’s term borrowings with the FHLB.

Liquidity Management

As of December 31, 2020, the Company had not experienced any significant impact on our liquidity or funding capabilities as a result of the COVID-19 pandemic. As previously noted, the Company participated in the SBA's PPP. The Company began accepting applications for PPP loans on April 3, 2020, and funded 2,998 PPP loans during the second quarter of 2020. Outstanding PPP loans totaled $291.3 million as of December 31, 2020. The majority of the PPP loan proceeds were deposited into accounts at Tompkins, which contributed to the deposit growth in the second quarter of 2020. In April 2020, the Company obtained $295.0 million of short-term brokered deposits and actively increased liquid assets to further strengthen the Company's position with the goal of guarding against economic uncertainty related to the COVID-19 pandemic. The Company has a long-standing liquidity plan in place that is designed to ensure that appropriate liquidity resources are available to fund the balance sheet. Additionally, given the uncertainties related to the impact of the COVID-19 crisis on liquidity, the Company has confirmed the availability of funds at the FHLB of NY and FHLB of Pittsburgh, completed actions required to activate participation in the Federal Reserve Bank PPP lending facility, and confirmed availability of Federal Fund lines with correspondent bank partners.

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

Non-core funding sources totaled $1.6 billion at December 31, 2020, a decrease of $26.6 million or 1.6% from $1.6 billion at December 31, 2019. The decrease reflects the pay down of FHLB borrowings, partially offset by the increase in brokered deposits mentioned above under "Deposits and Other Liabilities". Non-core funding sources decreased year-over-year as the Company experienced sufficient growth in core deposits to fund earning asset growth. Non-core funding sources as a percentage of total liabilities decreased from 27.1% at year-end 2019 to 23.4% at year-end 2020.

Non-core funding sources may require securities to be pledged against the underlying liability. Securities carried at $1.2 billion at December 31, 2020 and 2019, were either pledged or sold under agreements to repurchase. Pledged securities or securities sold under agreements to repurchase represented 75.3% of total securities at December 31, 2020, compared to 89.7% of total securities at December 31, 2019.

Cash and cash equivalents totaled $388.5 million as of December 31, 2020, up from $138.0 million at December 31, 2019. Short-term investments, consisting of securities due in one year or less, decreased from $108.1 million at December 31, 2019, to $55.0 million at December 31, 2020.

Cash flow from the loan and investment portfolios provides a significant source of liquidity. These assets may have stated maturities in excess of one year, but they have monthly principal reductions. Total mortgage-backed securities, at fair value, were $887.6 million at December 31, 2020 compared with $824.0 million at December 31, 2019. Outstanding principal balances of residential mortgage loans, consumer loans, and leases totaled approximately $1.5 billion at December 31, 2020 compared to $1.5 billion at December 31, 2019. Aggregate amortization from monthly payments on these assets provides significant additional cash flow to the Company.

Liquidity is enhanced by ready access to national and regional wholesale funding sources including Federal funds purchased, repurchase agreements, brokered certificates of deposit, and FHLB advances. Through its subsidiary banks, the Company has borrowing relationships with the FHLB and correspondent banks, which provide secured and unsecured borrowing capacity. At December 31, 2020, the unused borrowing capacity on established lines with the FHLB was $2.1 billion.

As members of the FHLB, the Company’s subsidiary banks can use certain unencumbered mortgage-related assets and securities to secure additional borrowings from the FHLB. At December 31, 2020, total unencumbered mortgage loans and securities of the Company were $1.6 billion. Additional assets may also qualify as collateral for FHLB advances upon approval of the FHLB.

The Company has not identified any trends or circumstances that are reasonably likely to result in material increases or decreases in liquidity in the near term.

Table 7 - Loan Maturity

Remaining maturity of loans	December 31, 2020
(In thousands)	Total	Less than 1 year	After 1 year to 5 years	After 5 years
Commercial and industrial	$1,178,728	$213,472	$597,066	$368,190
Commercial real estate	2,569,192	98,844	342,075	2,128,273
Residential real estate	1,435,987	855	20,897	1,414,235
Total	$5,183,907	$313,171	$960,038	$3,910,698

Of the loan amounts shown above in Table 7 - Loan Maturity, maturing over 1 year, $2.3 billion have fixed rates and $2.5 billion have adjustable rates.

Off-Balance Sheet Arrangements

In the normal course of business, the Company is party to certain financial instruments, which in accordance with accounting principles generally accepted in the United States, are not included in its Consolidated Statements of Condition. These transactions include commitments under standby letters of credit, unused portions of lines of credit, and commitments to fund new loans and are undertaken to accommodate the financing needs of the Company’s customers. Loan commitments are agreements by the Company to lend monies at a future date. These loan and letter of credit commitments are subject to the same credit policies and reviews as the Company’s loans. Because most of these loan commitments expire within one year from the date of issue, the total amount of these loan commitments as of December 31, 2020, are not necessarily indicative of future cash requirements. Further information on these commitments and contingent liabilities is provided in “Note 17 Commitments and Contingent Liabilities” in Notes to Consolidated Financial Statements in Part II, Item 8. of this Report.

Contractual Obligations

The Company leases land, buildings, and equipment under operating lease arrangements extending to the year 2090. Most leases include options to renew for periods ranging from 5 to 20 years. In addition, the Company has a software contract for its core banking application through June 30, 2024 along with contracts for more specialized software programs through 2021. Further information on the Company’s lease arrangements is provided in “Note 6 Premises and Equipment” in Notes to Consolidated Financial Statements in Part II, Item 8. of this Report. The Company’s contractual obligations as of December 31, 2020, are shown in Table 8-Contractual Obligations and Commitments below.

Table 8 - Contractual Obligations and Commitments

Contractual cash obligations	At December 31, 2020 Payments due within
(In thousands)	Total	1 year	1-3 years	3-5 years	After 5 years
Long-term debt	$276,330	$35,175	$170,658	$70,497	$0
Trust Preferred Debentures[1]	21,662	540	1,079	1,079	18,964
Operating leases [2]	43,446	4,528	8,196	7,120	23,602
Software contracts	5,420	1,764	2,835	821	0
Total contractual cash obligations	$346,858	$42,007	$182,768	$79,517	$42,566
1 Dollar amounts include interest payments and contractual payments due until maturity without conversion to stock or early redemption for the remainder of the Company's Trust Preferred Debentures.
2 Operating leases include renewals the Company considers reasonably certain to exercise.

Non-GAAP Disclosure

The following table summarizes the Company’s results of operations on a GAAP basis and on an operating (non-GAAP) basis for the periods indicated. The non-GAAP financial measures adjust GAAP measures to exclude the effects of non-operating items, such as acquisition related intangible amortization expense, and significant nonrecurring income or expense on earnings, equity, and capital. The Company believes the non-GAAP measures provide meaningful comparisons of our underlying operational performance and facilitate management's and investors' assessments of business and performance trends in comparison to others in the financial services industry. These non-GAAP financial measures should not be considered in isolation or as a measure of the Company's profitability or liquidity; they are in addition to, and are not a substitute for, financial measures under GAAP. The non-GAAP financial measures presented herein may be different from non-GAAP financial measures used by other companies, and may not be comparable to similarly titled measures reported by other companies. In the future, the Company may utilize other measures to illustrate performance. Non-GAAP financial measures have limitations since they do not reflect all of the amounts associated with the Company's results of operations as determined in accordance with GAAP.

Reconciliation of Net Income Available to Common Shareholders/Diluted Earnings Per Share (GAAP) to Net Operating Income Available to Common Shareholders/Adjusted Diluted Earnings Per Share (Non-GAAP) and Adjusted Operating Return on Average Tangible Common Equity (Non-GAAP)
	For the year ended December 31,
(In thousands, except per share data)	2020	2019	2018	2017	2016
Net income available to common shareholders	$77,588	$81,718	$82,308	$52,494	$59,340
Less: income attributable to unvested stock-based compensations awards	(857)	(1,306)	(1,315)	(818)	(912)
Net earnings allocated to common shareholders (GAAP)	76,731	80,412	80,993	51,676	58,428
Diluted earnings per share (GAAP)	5.20	5.37	5.35	3.43	3.91

Adjustments for non-operating income and expense:
Gain on sale of real estate	0	0	(2,950)	0	0
Write-down of impaired leases	0	0	2,536	0	0
Remeasurement of deferred taxes	0	0	0	14,944	0
Write-down of real estate pending sale	673	0	0	0	0
Total adjustments	673	0	(414)	14,944	0
Tax (benefit) expense	(165)	0	102	0	0
Total adjustments, net of tax	508	0	(312)	14,944	0

Net operating income available to common shareholders (Non-GAAP)	77,239	80,412	80,681	66,620	58,428
Weighted average shares outstanding (diluted)	14,751,303	14,973,951	15,132,257	15,073,255	14,936,231
Adjusted diluted earnings per share (Non-GAAP)	5.24	5.37	5.33	4.42	3.91

Net earnings allocated to common shareholders (GAAP)	76,731	80,412	80,681	66,620	58,428
Average Tompkins Financial Corporation shareholders' equity (GAAP)	699,554	649,871	589,475	575,958	545,545
Amortization of intangibles	1,484	1,673	1,771	1,932	2,090
Tax expense	364	410	434	773	836
Amortization of intangibles, net of tax	1,120	1,263	1,337	1,159	1,254
Adjusted net operating income available to common shareholders' (Non-GAAP)	77,851	81,675	82,018	67,779	59,682

Average Tompkins Financial Corporation shareholders' common equity	698,088	649,871	589,475	575,958	545,545
Average goodwill and intangibles	97,134	98,104	99,999	101,583	104,263
Average Tompkins Financial Corporation shareholders' tangible common equity (Non-GAAP)	$600,954	$551,767	$489,476	$474,375	$441,282

Adjusted operating return on average shareholders' tangible common equity (Non-GAAP)	12.95%	14.80%	16.76%	14.29%	13.52%

Newly Adopted Accounting Standards

ASU No. 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” ASU 2016-13 requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts and requires enhanced disclosures related to the significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an organization’s portfolio. In addition, ASU 2016-13 amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. ASU 2016-13 was effective for the Company on January 1, 2020. Upon adoption, a cumulative effect adjustment for the change in the allowance for credit losses was recognized in retained earnings.  The cumulative-effect adjustment to retained earnings, net of taxes, is comprised of the impact on the allowance for credit losses on outstanding loans and leases and the impact on the liability for off-balance sheet commitments. The Company adopted ASU 2016-13 on January 1, 2020 using the modified retrospective approach. Results for the periods beginning after January 1, 2020 are presented under Accounting Standards Codification (“ASC”) 326, while prior period amounts continue to be reported in accordance with previously applicable US GAAP. The Company recorded a net increase to retained earnings of $1.7 million, upon adoption. The transition adjustment includes a decrease in the allowance for credit losses on loans of $2.5 million, and an increase in the allowance for credit losses on off-balance sheet credit exposures of $0.4 million, net of the corresponding decrease in deferred tax assets of $0.4 million.

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

ASU 2018-14, “Compensation - Retirement Benefits-Defined Benefit Plans-General (Subtopic 715-20).” ASU 2018-14 amends and modifies the disclosure requirements for employers that sponsor defined benefit pension or other post-retirement plans. The amendments in this update remove disclosures that no longer are considered cost beneficial, clarify the specific requirements of disclosures, and add disclosure requirements identified as relevant. ASU 2018-14 became effective for us on December 31, 2020, and did not have a significant impact on our consolidated financial statements. The Company updated its disclosures at December 31, 2020, to comply with the amended guidance.

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

Fourth Quarter Summary

Net income was $24.0 million for the fourth quarter of 2020 , compared to $21.1 million reported for the same period in 2019. Diluted earnings per share of $1.61 for the fourth quarter of 2020 were up 15.0% from $1.40 in the fourth quarter of 2019.

Net interest income was $57.8 million for the fourth quarter of 2020, compared to $53.2 million reported for the same period in 2019. The net interest margin for the fourth quarter of 2020 was 3.12%, down from the 3.44% reported for the quarter ended December 31, 2019, and 3.26% for the third quarter of 2020.

Net interest income benefited from lower funding costs and growth in average earning assets and average deposits. The cost of interest bearing liabilities for the fourth quarter of 2020 was 0.45% compared to 1.03% for the fourth quarter of 2019. The decrease reflects lower market interest rates as well as an improved funding mix as a result of deposit growth and the pay down of borrowings. Average earnings assets for the fourth quarter of 2020 were up $1.2 billion, or 19.7% compared to the fourth quarter of 2019. Average loans, average securities, and average interest bearing balances due from banks for the fourth quarter of 2020 increased by $447.1 million or 9.2%, $344.5 million or 26.7%, and $437.0 million, respectively, over the same quarter in the prior year. The growth in average earning assets was offset by a decrease in the average yield on earning assets from 4.17% for the fourth quarter of 2019 to 3.43% for the fourth quarter of 2020. The decrease in the yield on average assets for the fourth quarter of 2020 compared to the fourth quarter of 2019 reflects lower market interest rates and an increase in the mix of lower yielding securities and cash balances as a percentage of average earning assets for 2020 compared to 2019.

Average deposits for the fourth quarter of 2020 increased $1.3 billion, or 24.0% compared to the same period in 2019. Included in the growth of average deposits for the fourth quarter of 2020 was a $442.4 million or 30.1% increase in average noninterest bearing deposits over the fourth quarter of 2019.

Provision for credit losses for the fourth quarter of 2020 was $6,000 compared to a negative $1.0 million for the same period in 2019. Net charge-offs for the fourth quarter of 2020 were $630,000 compared to net charge-offs of $479,000 reported in the fourth quarter of 2019.

Noninterest income of $18.8 million for the fourth quarter of 2020 was up 4.8% compared to the same period in 2019. The increase was mainly in insurance commissions and fees, investment services income and gains on sales of residential real estate loans. Investment services income in the fourth quarter of 2020 benefited from fees related to the settlement of a large estate. These increases were partially offset by lower service charges on deposit accounts, mainly due to a decrease in overdraft fees, resulting from a decline in the volume of overdrafts related to the COVID-19 pandemic.

Noninterest expense was $46.4 million for the fourth quarter of 2020, up $505,000, or 1.1%, over the fourth quarter of 2019.

Income tax expense for the fourth quarter of 2020 was $6.1 million compared to $5.2 million for the fourth quarter of 2019. The Company's effective tax rate was 20.4% for the fourth quarter of 2020, compared to 19.8% for the same period in 2019.

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

The Company’s Board of Directors has set a policy that interest rate risk exposure will remain within a range whereby net interest income will not decline by more than 10% in one year as a result of a 100 basis point parallel change in rates. Based upon the simulation analysis performed as of November 30, 2020, a 200 basis point parallel upward change in interest rates over a one-year time frame would result in a one-year decrease in net interest income of approximately 2.0% from the base case, while a 100 basis point parallel decline in interest rates over a one-year period would result in a one-year decrease in net interest income of approximately 0.7% from the base case. The simulation assumes no balance sheet growth and no management action to address balance sheet mismatches.

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

The down 100 basis point scenario decreases net income slightly in the first year as a result of the Company's assets repricing downward to a greater degree than the rates on the Company's interest-bearing liabilities, mainly deposits and overnight borrowings. Rates on savings and money market accounts have moved down in the last 3 months, approaching historically low levels, allowing for minimal interest expense relief in the first year of a declining rate scenario. In addition, the model assumes that prepayments accelerate in the lower interest rate environment resulting in additional pressure on asset yields as proceeds are reinvested at lower rates.

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

In addition to the simulation analysis, management uses an interest rate gap measure. Table 9-Interest Rate Risk Analysis below is a Condensed Static Gap Report, which illustrates the anticipated repricing intervals of assets and liabilities as of December 31, 2020. The Company’s one-year interest rate gap was a positive $58.9 million or 0.77% of total assets at December 31, 2020, compared with a negative $173.6 million or 2.58% of total assets at December 31, 2019. The change from year-end 2019 to year-end 2020 is mainly due to deposit growth, which resulted in a decrease in overnight borrowings with the FHLB as well as an increase some shorter term assets, including interest bearing balances. A positive gap position exists when the amount of interest-bearing assets maturing or repricing exceeds the amount of interest-earning liabilities maturing or repricing within a particular time period. This analysis suggests that the Company’s net interest income is equally at risk in both an increasing and decreasing rate environment over the next 12 months. An interest rate gap measure could be significantly affected by external factors such as a rise or decline in interest rates, loan or securities prepayments, and deposit withdrawals.

Table 9 - Interest Rate Risk Analysis

Condensed Static Gap - December 31, 2020
(In thousands)	Total	0-3 months	3-6 months	6-12 months	12 months
Interest-earning assets[1]	$7,244,820	$1,715,224	$589,020	$861,581	$3,165,825
Interest-bearing liabilities	4,852,232	2,219,960	508,777	378,180	3,106,917
Net gap position		(504,736)	80,243	483,401	58,908
Net gap position as a percentage of total assets		(6.62)%	1.05%	6.34%	0.77%
1Balances of available-for-sale securities are shown at amortized cost.

[This Page Intentionally Left Blank]

Item 8. Financial Statements and Supplementary Data

Financial Statements and Supplementary Data consist of the consolidated financial statements and the unaudited quarterly financial data as indexed and presented below.

Management’s Statement of Responsibility

Management is responsible for the preparation of the consolidated financial statements and related financial information contained in all sections of this annual report, including the determination of amounts that must necessarily be based on judgments and estimates. It is the belief of management that the consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles.

Management establishes and monitors the Company’s system of internal accounting controls to meet its responsibility for reliable financial statements. The system is designed to provide reasonable assurance that assets are safeguarded, and that transactions are executed in accordance with management’s authorization and are properly recorded.

The Audit/Examining Committee of the board of directors, composed solely of outside directors, meets periodically and privately with management, internal auditors, and the independent registered public accounting firm, KPMG LLP, to review matters relating to the quality of financial reporting, internal accounting control, and the nature, extent, and results of audit efforts. The independent registered public accounting firm and internal auditors have unlimited access to the Audit/Examining Committee to discuss all such matters. The consolidated financial statements have been audited by KPMG LLP for the purpose of expressing an opinion on the consolidated financial statements. In addition, KPMG LLP has audited the Company's internal control over financial reporting, as of December 31, 2020.

/s/ Stephen S. Romaine	/s/ Francis M. Fetsko	Date:	March 1, 2021

Stephen S. Romaine	Francis M. Fetsko
Chief Executive Officer	Chief Financial Officer
Chief Operating Officer

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Tompkins Financial Corporation:

Opinion on Internal Control Over Financial Reporting
We have audited Tompkins Financial Corporation and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statements of condition of the Company as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, cash flows, and changes in shareholders’ equity for each of the years in the three-year period ended December 31, 2020, and the related notes (collectively, the consolidated financial statements), and our report dated March 1, 2021 expressed an unqualified opinion on those consolidated financial statements.

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
March 1, 2021

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Tompkins Financial Corporation:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated statements of condition of Tompkins Financial Corporation and subsidiaries (the Company) as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, cash flows, and changes in shareholders’ equity for each of the years in the three‑year period ended December 31, 2020, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 1, 2021 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Change in Accounting Principle

As discussed in Note 1 to the consolidated financial statements, the Company has changed its method of accounting for the recognition and measurement of credit losses as of January 1, 2020 due to the adoption of ASC Topic 326, Financial Instruments – Credit Losses.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Allowance for Credit Losses – Loans evaluated on a Collective Basis

As discussed in Note 1 to the consolidated financial statements, the Company adopted ASU No. 2016-13, Financial Instruments — Credit Losses (ASC Topic 326), as of January 1, 2020. As discussed in Notes 1 and 4 to the consolidated financial statements, the Company’s allowance for credit losses on loans was $51.7 million as of December 31, 2020, a portion of which related to the allowance for credit losses on loans evaluated on a collective bases (the collective ACL on loans). The collective ACL on loans includes the measure of expected credit losses on a collective basis for those loans that share similar risk characteristics. The methodologies apply historical loss information, adjusted for asset-specific characteristics, economic conditions at the measurement date, and forecasts about future economic conditions expected to exist through the contractual lives of the financial assets that are reasonable and supportable. The Company uses a discounted cash flow methodology (DCF methodology) where the respective cash flows for each segment are developed using the assumptions of probability of default (PD), loss given default (LGD), and exposure at default using estimated prepayment speeds. The DCF methodology is calculated at the loan level and aggregated at the segment level, and expected credit losses are estimated over the effective life of the loans by measuring the difference between the net present value of modeled cash flows and the amortized cost basis. The Company uses models to develop the PD and LGD, which are derived from internal and selected peer groups’ historical default and loss experience, that incorporate probability weighted economic scenarios and macroeconomic assumptions over a reasonable and supportable forecast period. In order to capture the unique risks of the loan segments within the PD and LGD models, the Company measures expected credit losses at the loan level by segment, by pooling loans when the financial assets share similar risk characteristics. After the reasonable and supportable forecast period, the Company reverts back to a historical loss rate over eight quarters on a straight-line basis. A portion of the collective ACL on loans is comprised of adjustments to historical loss information. These adjustments are based on qualitative factors not reflected in the quantitative model but are likely to impact the measurement of estimated credit losses.

We identified the assessment of the collective ACL on loans as a critical audit matter. A high degree of audit effort, including specialized skills and knowledge, and subjective and complex auditor judgment was involved in the assessment of the collective ACL on loans due to significant measurement uncertainty. Specifically, the assessment encompassed the evaluation of the collective ACL on loans methodology, including the methods and models used to estimate the PD, LGD and their significant assumptions, including portfolio segmentation, estimated prepayment speeds, the economic forecast scenarios and scenario weightings, macroeconomic assumptions, the reasonable and supportable forecast period, the composition of the peer group data, and the historical observation period. The assessment also included the evaluation of the qualitative factors and their significant assumptions, including the effects of limitations inherent in the quantitative model and an evaluation of the conceptual soundness and performance of the PD and LGD models. In addition, auditor judgment was required to evaluate the sufficiency of audit evidence obtained.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the measurement of the collective ACL on loans, including controls over the:

–development of the collective ACL on loans methodology
–development of the PD and LGD models
–performance monitoring of the PD and LGD models
–identification and determination and measurement of the significant assumptions used in the PD and LGD models, including prepayment assumptions
–development of the qualitative adjustments, including the significant assumptions
–analysis of the collective ACL on loans results, trends, and ratios.

We evaluated the Company’s process to develop the collective ACL on loans estimate by testing certain sources of data, factors, and assumptions that the Company used, and considered the relevance and reliability of such data, factors, and assumptions. In addition, we involved credit risk professionals with specialized skills and knowledge, who assisted in:

–evaluating the Company’s collective ACL on loans methodology for compliance with U.S. generally accepted accounting principles
–evaluating judgments made by the Company relative to the development and performance testing of the PD and LGD models, and other significant assumptions such as prepayment speeds by comparing them to relevant Company-specific metrics and trends and the applicable industry and regulatory practices
–assessing the conceptual soundness and performance testing of the PD and LGD models, by inspecting the model documentation to determine whether the models are suitable for their intended use

–evaluating the economic forecast, including selection of the economic forecast scenarios and weightings, by comparing them to the Company's business environment and relevant industry practices
–evaluating the length of the historical observation period and reasonable and supportable forecast period evaluating to relevant trends
–assessing the composition of the peer group by comparing to specific portfolio characteristics
–evaluating the methodology used to develop the qualitative factors and the effect of those factors on the collective ACL on loans compared with relevant credit risk factors and consistency with credit trends and identified limitations of the underlying quantitative model.

We also assessed the sufficiency of the audit evidence obtained related to the collective ACL on loans by evaluating the:
–cumulative results of the audit procedures
–qualitative aspects of the Company’s accounting practices
–potential bias in the accounting estimate.

/s/ KPMG LLP

We have served as the Company's auditor since 1995.

Rochester, New York
March 1, 2021

TOMPKINS FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CONDITION

(In thousands, except share and per share data)	As of	As of
ASSETS	12/31/2020	12/31/2019

Cash and noninterest bearing balances due from banks	$21,245	$136,010
Interest bearing balances due from banks	367,217	1,972
Cash and Cash Equivalents	388,462	137,982

Available-for-sale debt securities, at fair value (amortized cost of $1,599,894 at December 31, 2020 and $1,293,239 at December 31, 2019)	1,627,193	1,298,587
Equity securities, at fair value (amortized cost $929 at December 31, 2020 and $915 at December 31, 2019)	929	915
Total loans and leases, net of unearned income and deferred costs and fees	5,260,327	4,917,550
Less: Allowance for credit losses	51,669	39,892
Net Loans and Leases	5,208,658	4,877,658

Federal Home Loan Bank and other stock	16,382	33,695
Bank premises and equipment, net	88,709	94,355
Corporate owned life insurance	84,736	82,961
Goodwill	92,447	92,447
Other intangible assets, net	4,905	6,223
Accrued interest and other assets	109,750	100,800
Total Assets	7,622,171	6,725,623
LIABILITIES
Deposits:
Interest bearing:
Checking, savings and money market	3,761,933	3,080,686
Time	746,234	675,014
Noninterest bearing	1,929,585	1,457,221
Total Deposits	6,437,752	5,212,921

Federal funds purchased and securities sold under agreements to repurchase	65,845	60,346
Other borrowings	265,000	658,100
Trust preferred debentures	13,220	17,035
Other liabilities	122,665	114,167
Total Liabilities	6,904,482	6,062,569
EQUITY
Tompkins Financial Corporation shareholders' equity:
Common Stock - par value $.10 per share: Authorized 25,000,000 shares; Issued: 14,964,389 at December 31, 2020; and 15,014,499 at December 31, 2019	1,496	1,501
Additional paid-in capital	333,976	338,507
Retained earnings	418,413	370,477
Accumulated other comprehensive loss	(32,074)	(43,564)
Treasury stock, at cost – 124,849 shares at December 31, 2020, and 123,956 shares at December 31, 2019	(5,534)	(5,279)
Total Tompkins Financial Corporation Shareholders’ Equity	716,277	661,642

Noncontrolling interests	1,412	1,412
Total Equity	717,689	663,054
Total Liabilities and Equity	$7,622,171	$6,725,623
 See notes to consolidated financial statements.

TOMPKINS FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

	Year ended December 31,
(In thousands, except per share data)	2020	2019	2018
INTEREST AND DIVIDEND INCOME
Loans	$227,313	$226,723	$214,370
Due from banks	194	41	31
Available-for-sale securities	25,450	28,460	30,377
Held-to-maturity securities	0	3,151	3,437
Federal Home Loan Bank stock and Federal Reserve Bank stock	1,373	3,003	3,377
Total Interest and Dividend Income	254,330	261,378	251,592
INTEREST EXPENSE
Time certificates of deposits of $250,000 or more	3,175	3,095	1,712
Other deposits	16,789	27,809	14,883
Federal funds purchased and securities sold under agreements to repurchase	95	143	152
Trust preferred debentures	1,133	1,276	1,227
Other borrowings	7,799	18,427	21,818
Total Interest Expense	28,991	50,750	39,792
Net Interest Income	225,339	210,628	211,800
Less: Provision for Credit Loss Expense	16,151	1,366	3,942
Net Interest Income After Provision for Credit Loss Expense	209,188	209,262	207,858
NONINTEREST INCOME
Insurance commissions and fees	31,505	31,091	29,369
Investment services income	17,520	16,434	17,288
Service charges on deposit accounts	6,312	8,321	8,435
Card services income	9,263	10,526	9,693
Other income	8,817	8,416	13,130
Net gain (loss) on securities transactions	443	645	(466)
Total Noninterest Income	73,860	75,433	77,449
NONINTEREST EXPENSES
Salaries and wages	92,519	89,399	85,625
Other employee benefits	24,812	23,488	22,090
Net occupancy expense of premises	12,930	13,210	13,309
Furniture and fixture expense	7,846	7,815	7,351
Amortization of intangible assets	1,484	1,673	1,771
Other operating expenses	45,791	46,249	50,921
Total Noninterest Expenses	185,382	181,834	181,067
Income Before Income Tax Expense	97,666	102,861	104,240
Income Tax Expense	19,924	21,016	21,805
Net Income Attributable to Noncontrolling Interests and Tompkins Financial Corporation	77,742	81,845	82,435
Less: Net income attributable to noncontrolling interests	154	127	127
Net Income Attributable to Tompkins Financial Corporation	$77,588	$81,718	$82,308
Basic Earnings Per Share	$5.22	$5.39	$5.39
Diluted Earnings Per Share	$5.20	$5.37	$5.35
See notes to consolidated financial statements.

TOMPKINS FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year ended December 31,
(In thousands)	2020	2019	2018
Net income attributable to noncontrolling interests and Tompkins Financial Corporation	$77,742	$81,845	$82,435
Other comprehensive income (loss), net of tax:

Available-for-sale securities:
Change in net unrealized gain (loss) during the period	16,894	25,241	(10,981)
Unrealized gains on HTM securities transferred to AFS securities	0	2,852	0
Reclassification adjustment for net realized (gain) loss on sale included in available-for-sale securities	(324)	(465)	332

Employee benefit plans:
Net retirement plan loss	(7,028)	(7,642)	(2,594)
Net actuarial gain due to curtailment	0	(302)	0
Net retirement plan prior service (credit) cost	0	(1,373)	0
Amortization of net retirement plan actuarial gain	1,786	1,266	1,298
Amortization of net retirement plan prior service cost	162	24	11
Other comprehensive income (loss)	11,490	19,601	(11,934)

Subtotal comprehensive income attributable to noncontrolling interests and Tompkins Financial Corporation	89,232	101,446	70,501
Less: Total comprehensive income attributable to noncontrolling interests	(154)	(127)	(127)
Total comprehensive income attributable to Tompkins Financial Corporation	$89,078	$101,319	$70,374

See notes to consolidated financial statements.

TOMPKINS FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
(In thousands)	2020	2019	2018
OPERATING ACTIVITIES
Net income attributable to Tompkins Financial Corporation	$77,588	$81,718	$82,308
Adjustments to reconcile net income attributable to Tompkins Financial Corporation, to net cash provided by operating activities:
Provision for credit loss expense	16,151	1,366	3,942
Depreciation and amortization of premises, equipment, and software	10,192	10,044	9,554
Accretion related to purchase accounting	(1,066)	(1,448)	(1,948)
Amortization of intangible assets	1,484	1,673	1,771
Earnings from corporate owned life insurance, net	(2,188)	(2,164)	(1,818)
Net amortization on securities	10,737	7,435	8,816
Deferred income tax (benefit) expense	(6,284)	3,073	2,354
Net (gain) loss on sale of securities transactions	(443)	(645)	466
Loss on redemption of trust preferred debentures	139	0	0
Net gain on sale of loans	(2,054)	(227)	(458)
Proceeds from sale of loans	53,726	17,122	28,195
Loans originated for sale	(55,232)	(15,007)	(30,151)
Net gain on sale of bank premises and equipment	(3)	(98)	(2,946)
Net excess tax benefit from stock based compensation	118	944	680
Stock-based compensation expense	4,733	4,235	3,477
(Increase) decrease in accrued interest receivable	(12,732)	1,629	(800)
(Decrease) increase in accrued interest payable	(759)	78	355
Other, net	7,280	(8,113)	3,468
Net Cash Provided by Operating Activities	101,387	101,615	107,265
INVESTING ACTIVITIES
Proceeds from maturities, calls and principal paydowns of available-for-sale securities	545,617	302,978	151,053
Proceeds from sales of available-for-sale securities	42,333	232,598	70,652
Proceeds from maturities, calls and principal paydowns of held-to-maturity securities	0	9,588	6,729
Purchases of available-for-sale securities	(904,913)	(333,151)	(185,467)
Purchases of held-to-maturity securities	0	(7,589)	(8,492)
Net increase in loans and leases	(340,475)	(89,582)	(161,760)
Proceeds from sales/redemption of Federal Home Loan Bank stock	42,706	126,755	113,478
Purchases of Federal Home Loan Bank and other stock	(25,393)	(108,188)	(115,242)
Proceeds from sale of bank premises and equipment	22	448	3,317
Purchases of bank premises, equipment and software	(4,551)	(6,014)	(18,084)
Redemption of corporate owned life insurance	446	1,370	0
Net cash used in acquisitions	0	(436)	0
Other, net	489	5,209	216
Net Cash (Used in) Provided by Investing Activities	(643,719)	133,986	(143,600)
FINANCING ACTIVITIES
Net increase in demand, money market, and savings deposits	1,153,611	286,243	162,107
Net increase (decrease) in time deposits	71,809	38,591	(109,732)
Net increase (decrease) in securities sold under agreements to repurchase and Federal funds purchased	5,499	(21,496)	6,665
Increase in other borrowings	74,583	526,853	524,492
Redemption of trust preferred debentures	(4,124)	0	0
Repayment of other borrowings	(467,683)	(944,828)	(520,159)
Net shares issued related to restricted stock awards	(1,682)	(1,875)	(1,403)
Cash dividends	(31,359)	(30,637)	(29,634)
Repurchase of common stock	(9,414)	(29,867)	(2,448)
Shares issued for dividend reinvestment plan	1,825	0	0
Shares issued for employee stock ownership plan	0	0	3,073
Net proceeds from exercise of stock options	(253)	(992)	(540)
Net Cash Provided by (Used in) Financing Activities	792,812	(178,008)	32,421
Net Increase (Decrease) Cash and Cash Equivalents	250,480	57,593	(3,914)
Cash and cash equivalents at beginning of year	137,982	80,389	84,303
Total Cash & Cash Equivalents at End of Year	$388,462	$137,982	$80,389

TOMPKINS FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

Supplemental Cash Flow Information

	Year ended December 31,
(In thousands)	2020	2019	2018

Cash paid during the year for - Interest	$30,340	$51,545	$40,660
Cash paid, net of refunds, during the year for - Income taxes	22,893	16,727	16,949
Non-cash investing and financing activities:
Transfer of loans to other real estate owned	192	803	518
Transfer of securities from held-to-maturity to available-for-sale	0	138,206	0
Initial recognition of operating lease right-of-use assets	0	35,783	0
Initial recognition of operating lease liabilities	0	38,119	0
Right-of-use assets obtained in exchange for new lease liabilities	1,256	585	0

See notes to consolidated financial statements.

 TOMPKINS FINANCIAL CORPORATION
 CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(In thousands except share and per share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Non- controlling Interests	Total
Balances at December 31, 2017	$1,530	$364,031	$265,007	$(51,296)	$(4,492)	$1,422	$576,202
Net income attributable to noncontrolling interests and Tompkins Financial Corporation			82,308			127	82,435
Other comprehensive loss				(11,934)			(11,934)
Total Comprehensive Income							70,501
Cash dividends ($1.94 per share)			(29,634)				(29,634)
Net exercise of stock options (10,786 shares)	1	(541)					(540)
Common stock repurchased and returned to unissued status (32,483 shares)	(3)	(2,445)					(2,448)
Stock-based compensation expense		3,477					3,477
Shares issued for employee stock ownership plan (38,883 shares)	4	3,069					3,073
Directors deferred compensation plan (1,422 shares)		410			(410)		0
Restricted stock activity (29,577 shares)	3	(1,406)					(1,403)
Adoption of Accounting Guidance ASU 2016-01			(65)	65			0
Adoption of Accounting Guidance ASU 2014-09			1,780				1,780
Partial repurchase of noncontrolling interest						(10)	(10)
Dividend to noncontrolling interests						(127)	(127)
Balances at December 31, 2018	$1,535	$366,595	$319,396	$(63,165)	$(4,902)	$1,412	$620,871
Net income attributable to noncontrolling interests and Tompkins Financial Corporation			81,718			127	81,845
Other comprehensive income				19,601			19,601
Total Comprehensive Income							101,446
Cash dividends ($2.02 per share)			(30,637)				(30,637)
Net exercise of stock options (18,053 shares)	2	(994)					(992)
Common stock repurchased and returned to unissued status (376,021 shares)	(38)	(29,829)					(29,867)
Stock-based compensation expense		4,235					4,235
Directors deferred compensation plan (1,729 shares)		377			(377)		0
Restricted stock activity (24,180 shares)	2	(1,877)					(1,875)
Dividend to noncontrolling interests						(127)	(127)
Balances at December 31, 2019	$1,501	$338,507	$370,477	$(43,564)	$(5,279)	$1,412	$663,054

TOMPKINS FINANCIAL CORPORATION
 CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (continued)

(In thousands except share and per share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Non- controlling Interests	Total
Balances at December 31, 2019	$1,501	$338,507	$370,477	$(43,564)	$(5,279)	$1,412	$663,054
Impact of adoption of ASU 2016-13			1,707				1,707
Net income attributable to noncontrolling interests and Tompkins Financial Corporation			77,588			154	77,742
Other comprehensive income				11,490			11,490
Total Comprehensive Income							89,232
Cash dividends ($2.10 per share)			(31,359)				(31,359)
Net exercise of stock options (3,775 shares)	1	(254)					(253)
Common stock repurchased and returned to unissued status (127,690 shares)	(13)	(9,401)					(9,414)
Stock-based compensation expense		4,733					4,733
Shares issued for dividend reinvestment plan (29,842 shares)	3	1,822					1,825
Directors deferred compensation plan (893 shares)		255			(255)		0
Restricted stock activity (43,963 shares)	4	(1,686)					(1,682)
Partial repurchase of noncontrolling interest						(6)	(6)
Dividend to noncontrolling interests						(148)	(148)
Balances at December 31, 2020	$1,496	$333,976	$418,413	$(32,074)	$(5,534)	$1,412	$717,689

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

The Company determines whether it has a controlling financial interest in an entity by first evaluating whether the entity is a voting interest entity or a variable interest entity under U.S. generally accepted accounting principles. Voting interest entities are entities in which the total equity investment at risk is sufficient to enable the entity to finance itself independently and provides the equity holders with the obligation to absorb losses, the right to receive residual returns and the right to make decisions about the entity’s activities. The Company consolidates voting interest entities in which it has all, or at least a majority of, the voting interest. As defined in applicable accounting standards, variable interest entities (VIEs) are entities that lack one or more of the characteristics of a voting interest entity. A controlling financial interest in a VIE is present when the Company has both the power and ability to direct the activities of the VIE that most significantly impact the VIE’s economic performance and an obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE. Two of the Company’s wholly owned subsidiaries, Leesport Capital Trust II and Madison Statutory Trust I, are VIE’s for which the Company is not the primary beneficiary. Accordingly, the accounts of these entities are not included in the Company’s consolidated financial statements.

The consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclose contingent assets and liabilities, at the date of the financial statements and the reported amounts of revenue and expense during the reporting period. Actual results could differ from those estimates. Significant items subject to such estimates and assumptions include the allowance for credit losses, valuation of goodwill and intangible assets, deferred income tax assets, and obligations related to employee benefits.

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

Cash and Cash Equivalents
Cash and cash equivalents in the Consolidated Statements of Cash Flows include cash and noninterest bearing balances due from banks, interest-bearing balances due from banks, Federal funds sold, and money market funds. Management regularly evaluates the credit risk associated with the counterparties to these transactions and believes that the Company is not exposed to any significant credit risk on cash and cash equivalents. Historically, each bank subsidiary is required to maintain reserve balances by the Federal Reserve Bank. However, due to the COVID-19 pandemic, the Federal Reserve Board reduced reserve requirement ratios to zero percent effective March 26, 2020. The Federal Reserve Board has stated that it has no plans to re-impose reserve requirements, but that it may adjust reserve requirements ratios in the future if conditions warrant. At December 31, 2020 and December 31, 2019, the reserve requirements for the Company’s banking subsidiaries totaled $0 and $9.5 million, respectively.

Securities
Management determines the appropriate classification of debt and equity securities at the time of purchase. Securities are classified as held-to-maturity when the Company has the positive intent and ability to hold the securities to maturity. Held-to-maturity securities are stated at amortized cost. Debt securities not classified as held-to-maturity securities are classified as either available-for-sale or trading. Available-for-sale securities are stated at fair value with the unrealized gains and losses, net of tax, excluded from earnings and reported as a separate component of accumulated comprehensive income or loss, in shareholders’ equity. Trading securities are stated at fair value, with unrealized gains or losses included in earnings.

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

Premiums and discounts are amortized or accreted over the expected life or call date of the related security as an adjustment to yield using the interest method. Dividend and interest income are recognized when earned. Realized gains and losses on the sale of securities are included in net gain (loss) on securities transactions. The cost of securities sold is based on the specific identification method.

Beginning January 1, 2020, for available-for-sale debt securities in an unrealized loss position, at least quarterly, the Company evaluates the securities to determine whether the decline in the fair value below the amortized cost basis (impairment) is due to credit-related factors or noncredit-related factors. Any impairment that is not credit-related is recognized in other comprehensive income, net of applicable taxes. Credit-related impairment is recognized as an allowance for credit losses (“ACL”) on the Statement of Condition, limited to the amount by which the amortized cost basis exceeds the fair value, with a corresponding adjustment to earnings. Both the ACL and the adjustment to net income may be reversed if conditions change. However, if the Company intends to sell an impaired available- for-sale debt security or more likely than not will be required to sell such a security before recovering its amortized cost basis, the entire impairment amount must be recognized in earnings with a corresponding adjustment to the security’s amortized cost basis. Because the security’s amortized cost basis is adjusted to fair value, there is no ACL in this situation. Changes in the allowance for credit losses are recorded as provision (credit) for credit loss expense. Losses are charged against the ACL when management believes the uncollectability of an available-for-sale debt security is confirmed or when either of the criteria regarding intent or requirement to sell is met.

Prior to January 1, 2020, we regularly evaluated our debt securities to determine whether there have been any events or economic circumstances indicating that a security with an unrealized loss has suffered other-than-temporary impairment. A debt security is considered impaired if the fair value is less than its amortized cost basis at the reporting date. If impaired, the Company then assesses whether the unrealized loss is other-than-temporary. An unrealized loss on a debt security is generally deemed to be other-than-temporary and a credit loss is deemed to exist if the present value, discounted at the security’s effective rate, of the expected future cash flows is less than the amortized cost basis of the debt security. As a result, the credit loss component of an other-than-temporary impairment write-down for debt securities is recorded in earnings while the remaining portion of the impairment loss is recognized, net of tax, in other comprehensive income provided that the Company does not intend to sell the underlying debt security and it is more-likely-than not that the Company would not have to sell the debt security prior to recovery of the unrealized loss, which may be to maturity. If the Company intended to sell any securities with an unrealized loss or it is more-likely-than not that the Company would be required to sell the investment securities, before recovery of their amortized cost basis, then the entire unrealized loss would be recorded in earnings.

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

Acquired Loans
Acquired loans are recorded at fair value at the date of acquisition based on a discounted cash flow methodology that considers various factors including the type of loan and related collateral, classification status, fixed or variable interest rate, term of loan and whether or not the loan was amortizing, and a discount rate reflecting the Company’s assessment of risk inherent in the cash flow estimates. Certain larger purchased loans are individually evaluated while other purchased loans are grouped together according to similar risk characteristics and are treated in the aggregate when applying various valuation techniques. These cash flow evaluations are inherently subjective as they require material estimates, all of which may be susceptible to significant change.

Prior to January 1, 2020, loans acquired in a business combination that had evidence of deterioration of credit quality since origination and for which it was probable, at acquisition, that the Company would be unable to collect all contractually required payments receivable were considered purchased credit impaired (“PCI”) loans. PCI loans were individually evaluated and recorded at fair value at the date of acquisition with no initial valuation allowance based on a discounted cash flow methodology that considered various factors including the type of loan and related collateral, classification status, fixed or variable interest rate, term of loan and whether or not the loan was amortizing, and a discount rate reflecting the Company’ assessment of risk inherent in the cash flow estimates. The difference between the undiscounted cash flows expected at acquisition and the investment in the loan, or the “accretable yield,” was recognized as interest income on a level-yield method over the life of the loan. Contractually required payments for interest and principal that exceeded the undiscounted cash flows expected at acquisition, or the “non-accretable difference,” were not recognized on the Statement of Condition and did not result in any yield adjustments, loss accruals or valuation allowances. Increases in expected cash flows, including prepayments, subsequent to the initial investment were recognized prospectively through adjustment of the yield on the loan over its remaining life. Decreases in expected cash flows were recognized as impairment. Valuation allowances on PCI loans reflected only losses incurred after the acquisition (meaning the present value of all cash flows expected at acquisition that ultimately were not to be received).

Commencing January 1, 2020, in connection with the Company's adoption of ASU 2016-13, loans acquired in a business combination that have experienced more-than-insignificant deterioration in credit quality since origination are considered purchased credit deteriorated (“PCD”) loans. At the acquisition date, an estimate of expected credit losses is made for groups of PCD loans with similar risk characteristics and individual PCD loans without similar risk characteristics. This initial allowance for credit losses is allocated to individual PCD loans and added to the purchase price or acquisition date fair values to establish the initial amortized cost basis of the PCD loans. As the initial allowance for credit losses is added to the purchase price, there is no credit loss expense recognized upon acquisition of a PCD loan. Any difference between the unpaid principal balance of PCD loans and the amortized cost basis is considered to relate to noncredit factors and results in a discount or premium. Discounts and premiums are recognized through interest income on a level-yield method over the life of the loans. All loans considered to be PCI prior to January 1, 2020 were converted to PCD on that date.

The subsequent measurement of expected credit losses for all acquired loans is the same as the subsequent measurement of expected credit losses for originated loans.

Allowance for Credit Losses – Loans
The Company adopted ASU 2016-13 on January 1, 2020 using the modified retrospective approach. The Company recorded a net increase to retained earnings of $1.7 million, upon adoption. The transition adjustment includes a decrease in the allowance for credit losses on loans of $2.5 million, and an increase in the allowance for credit losses on off-balance sheet credit exposures of $0.4 million, net of the corresponding decrease in deferred tax assets of $0.4 million. Results for the periods beginning after January 1, 2020 are presented under Accounting Standards Codification (“ASC”) 326 and follows the current expected credit loss methodology. Prior periods continue to be reported in accordance with previously applicable U.S. GAAP, which followed the incurred credit losses methodology. The following policies noted are under the current expected credit losses methodology. A summary of the Company's previous policies under the incurred credit losses methodology follows at the end of this section. Under the current expected credit loss model, the ACL on loans is a valuation allowance estimated at the balance sheet date in accordance with U.S. GAAP that is deducted from the loans’ amortized cost basis to present the net amount expected to be collected on the loans.

The Company estimates the ACL on loans based on the underlying assets’ amortized cost basis, which is the amount at which the financing receivable is originated or acquired, adjusted for applicable accretion or amortization of premium, discount, collection of cash, and charge-offs. In the event that collection of principal becomes uncertain, the Company has policies in place to reverse accrued interest in a timely manner. Therefore, the Company has made a policy election to exclude accrued interest from the amortized cost basis.

Expected credit losses are reflected in the ACL through a charge to the provision for credit loss expense. When the Company deems all or a portion of a financial asset to be uncollectible, the appropriate amount is written off and the ACL is reduced by the same amount. In general, the principal balance of a loan is charged off in full or in part when management concludes, based on the available facts and circumstances, that collection of principal in full is not probable. In addition, the Company has reserves for expected recoveries where the Company reviews the prior four quarter charge offs and applies a recovery rate based on the Company’s historical experience. Subsequent recoveries, if any, are credited to the ACL when received.

The Company measures expected credit losses of financial assets at the loan level by segment, by pooling loans when the financial assets share similar risk characteristics. Depending on the nature of the pool of financial assets with similar risk characteristics, the Company uses a discounted cash flow (“DCF”) method to estimate the expected credit losses. Allowance on loans that do not share risk characteristics are evaluated on an individual basis. The Company assigns a credit risk rating to all commercial and commercial real estate loans. The Company reviews commercial and commercial real estate loans rated Substandard or worse, on nonaccrual, and greater than $250,000 for loss potential and when deemed appropriate, and assigns an allowance based on an individual evaluation.

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

The Company has identified the following pools of financial assets with similar risk characteristics for measuring expected credit losses: commercial, commercial real estate, residential, home equity, consumer and leases. This segmentation was selected based on the differences in the risk profile of each of these categories and aligns well with regulatory reporting categories. This segmentation separates borrower type, collateral type and the nature of the loan. The differences in risk profiles of these segments enable the ACL to be more precise in its allocation due to the inherent risk in these specific portfolios.

Discounted Cash Flow Method
The Company uses the DCF method to estimate expected credit losses for the commercial, commercial real estate, residential, home equity, and consumer loan pools. For each of these loan segments, the Company generates cash flow projections at the instrument level wherein payment expectations are adjusted for exposure at default using estimated prepayment speeds, time to recovery, probability of default, and loss given default. The modeling of expected prepayment speeds, and time to recovery are based on historical internal data.

The Company uses regression analysis of historical internal and peer data to determine suitable loss drivers to utilize when modeling lifetime probability of default and loss given default. This analysis also determines how expected probability of default and loss given default will react to forecasted levels of the loss drivers. For all loan pools utilizing the DCF method, management utilizes and forecasts national unemployment and a one year percentage change in national gross domestic product as loss drivers in the model.

For all DCF models, management has determined that four quarters represents a reasonable and supportable forecast period and reverts back to a historical loss rate over eight quarters on a straight-line basis. Management leverages economic projections from an independent third party to inform its loss driver forecasts over the four-quarter forecast period. Other internal and external indicators of economic forecasts, and scenario weightings, are also considered by management when developing the forecast metrics. The model considers a base case forecast and two alternative forecasts and assigns weightings to these three scenarios based on current conditions and expectations for future conditions.

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

The model also considers the need to qualitatively adjust expected loss estimates for information not already captured in the loss estimation process. These qualitative factors include, but are not limited to, those suggested by the Interagency Policy Statement on Allowances for Credit Losses. These qualitative factor adjustments may increase or decrease the Company's estimate of expected credit losses. At December 31, 2020, the ACL model included increases in qualitative reserves for loans within the hospitality and other certain industries that may have an elevated level of risk due to the adverse economic impact of the COVID-19 pandemic, as well as loans that remain in the Company's payment deferral program implemented in response to the COVID-19 pandemic. The qualitative reserves were added to all portfolio segments with the majority in commercial real estate and then residential real estate.

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

Under the incurred credit losses methodology utilized in the prior periods, the allowance for loans and leases was maintained at an amount to assure that an appropriate allowance was maintained. The methodology was comprised of four major components that management had deemed appropriate in evaluating the appropriateness of the allowance for loan and lease losses. The components included: impaired loans; criticized and classified credits; historical loss experience; and qualitative or subjective analysis. For impaired loans, an allowance was recognized if the fair value of the loan was less than the recorded investment in the loan (recorded investment in the loan is the principal balance plus any accrued interest, net of deferred loan fees or costs and unamortized premium or discount). For loans that were not impaired or reviewed individually, management assigned a reserve based upon historical loss experience over a designated look-back period. Management had evaluated a variety of look-back periods and had determined that an eight year look back period was appropriate to capture a full range of economic cycles. Management had also evaluated a variety of statistical methods in analyzing loss history, including averages, weighted averages and loss emergence periods and had determined that by applying a loss emergence period analysis to historical losses over a full economic cycle had resulted in a reasonable estimate of losses inherent in the loan portfolio. The model also included an analysis of a variety of subjective factors to support the reserve estimate. These subjective factors included allowance allocations for risks that may not otherwise be fully recognized in other components of the model. Among the subjective factors that were routinely considered as part of this analysis were: growth trends in the portfolio, changes in management and/or polices related to lending activities, trends in classified or nonaccrual loans, concentrations of credit, local and national economic trends, and industry trends.

For acquired credit impaired loans accounted for under FASB ASC Topic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality, (“ASC Topic 310-30”), the Company’s allowance for loan and lease losses was estimated based upon our expected cash flows for these loans. To the extent that we experienced a deterioration in borrower credit quality resulting in a decrease in our expected cash flows subsequent to the acquisition of the loans, an allowance for loan losses would be established based on our estimate of future credit losses over the remaining life of the loans.

For acquired non-credit impaired loans accounted for under FASB ASC Topic 310-20, Nonrefundable Fees and Other Costs, (“ASC Topic 310-20”), the Company’s allowance for loan and lease losses was maintained through provisions for loan losses based upon an evaluation process that was similar to our evaluation process used for originated loans. This evaluation, which included a review of loans on which full collectability may not be reasonably assured, it considered, among other matters, the estimated fair value of the underlying collateral, economic conditions, historical net loan loss experience, carrying value of the loans, which included the remaining net purchase discount or premium, and other factors that warrant recognition in determining our allowance for loan losses.

Troubled Debt Restructuring
A loan that has been modified or renewed is considered a troubled debt restructuring (“TDR”) when two conditions are met: 1) the borrower is experiencing financial difficulty and 2) concessions are made for the borrower's benefit that would not otherwise be considered for a borrower or transaction with similar credit risk characteristics. The Company’s ACL reflects all effects of a TDR when an individual asset is specifically identified as a reasonably expected TDR. The Company has determined that a TDR is reasonably expected no later than the point when the lender concludes that modification is the best course of action and it is at least reasonably possible that the troubled borrower will accept some form of concession from the lender to avoid a default. Reasonably expected TDRs and executed non-performing TDRs are evaluated individually to determine the required ACL. TDRs performing in accordance with their modified contractual terms for a reasonable period of time may be included in the Company’s existing pools based on the underlying risk characteristics of the loan to measure the ACL. The provisions of the CARES Act and interagency guidance issued by Federal banking regulators provided guidance and clarification related to modifications and deferral programs to assist borrowers who are negatively impacted by the COVID-19 national emergency. Under the CARES Act, a modification deemed to be COVID-19-related is not considered to be a TDR if the loan was not more than 30 days past due as of December 31, 2019 and the deferral was executed between March 1, 2020 and the earlier of 60 days after the date of termination of the COVID-19 national emergency or December 31, 2020. The Consolidated Appropriations Act, 2021 extended the termination of these provisions to the earlier of 60 days after the COVID-19 national emergency date or January 1, 2022. The banking regulators issued similar guidance, which clarified that a COVID-19-related modification should not be considered a TDR if the borrower was current on payments at the time the underlying loan modification program was implemented and if the modification was considered to be short-term. In accordance with the CARES Act and the interagency guidance, the Company does not designate eligible loan modifications and deferrals resulting from the impacts of COVID-19 as TDRs. The Company evaluates modifications for eligibility under the CARES Act, then the interagency guidance if they do not qualify for the CARES Act relief. Modifications that are not eligible for either program continue to follow the Corporation’s established TDR policy. Additionally, loans with deferrals granted due to COVID-19 are not generally reported as past due or nonaccrual.

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

Other Real Estate Owned
Other real estate owned consists of properties formerly pledged as collateral to loans, which have been acquired by the Company through foreclosure proceedings or acceptance of a deed in lieu of foreclosure. Upon transfer of a loan to foreclosure status, an appraisal is generally obtained and any excess of the loan balance over the fair value, less estimated costs to sell, is charged against the allowance for credit losses. Expenses and subsequent adjustments to the fair value are treated as other operating expense.

Goodwill
Goodwill represents the excess of purchase price over the fair value of assets acquired in a transaction using purchase accounting. Goodwill has an indefinite useful life and is not amortized, but is tested for impairment. Goodwill impairment tests are performed on an annual basis or when events or circumstances dictate. On January 1, 2020, the Company adopted ASU 2017-04, "Intangibles - Goodwill and Other (Topic 350) - Simplifying the Test for Goodwill Impairment", which eliminates the entities requirement to compute the implied fair value. The Company tests goodwill annually as of December 31st. The Company has the option to perform a qualitative assessment of goodwill, which considers company-specific and economic characteristics that might impact its carrying value. If based on this qualitative assessment, it is more likely than not that the fair value of the reporting unit is less than its carrying amount, then a quantitative test (Step 1) is performed, which compares the fair value of the reporting unit to the carrying amount of the reporting unit in order to identify potential impairment. If the estimated fair value of a reporting unit exceeds its carrying amount, the goodwill of the reporting unit is not considered impaired. The implied fair value of goodwill is determined in the same manner as goodwill that is recognized in a business combination. Significant judgment and estimates are involved in estimating the fair value of the assets and liabilities of the reporting units.

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

Tax Credit Investments
The Company accounts for its investments in qualified affordable housing projects using the proportional amortization method. Under that method, the Company amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the net investment performance in the income statement as a component of income tax expense. As of December 31, 2020 and 2019, the Company's remaining investment in qualified affordable housing projects, net of amortization totaled $180,000 and $485,000, respectively.

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

Trust and Investment Services
Assets held in fiduciary or agency capacities for customers are not included in the accompanying Consolidated Statements of Condition, since such items are not assets of the Company. Fees associated with providing trust and investment services are included in noninterest income. Additional information on trust and investment fees is presented in Note 14 - "Revenue Recognition."

Earnings Per Share
Basic earnings per share is calculated by dividing net income available to common shareholders by the weighted average number of shares outstanding during the year, exclusive of shares represented by the unvested portion of restricted stock and restricted stock units. Diluted earnings per share is calculated by dividing net income available to common shareholders by the weighted average number of shares outstanding during the year plus the dilutive effect of the unvested portion of restricted stock and restricted stock units and stock issuable upon conversion of common stock equivalents (primarily stock options) or certain other contingencies. The Company uses authoritative accounting guidance under ASC Topic 260, Earnings Per Share, which provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. The Company issues stock-based compensation awards that included restricted stock awards that contain such rights.

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

Comprehensive Income (Loss)
For the Company, comprehensive income (loss) represents net income plus the net change in unrealized gains or losses on available-for-sale debt securities for the period (net of taxes), and the actuarial gain or loss and amortization of unrealized amounts in the Company’s defined-benefit retirement and pension plan, supplemental employee retirement plan, and post-retirement life and healthcare benefit plan (net of taxes), and is presented in the Consolidated Statements of Comprehensive Income (Loss) and Consolidated Statements of Changes in Shareholders’ Equity. Accumulated other comprehensive income (loss) represents the net unrealized gains or losses on available-for-sale debt securities (net of tax) and unrecognized net actuarial gain or loss, unrecognized prior service costs, and unrecognized net initial obligation (net of tax) in the Company’s defined-benefit retirement and pension plan, supplemental employee retirement plan, and post-retirement life and healthcare benefit plan.

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

Fair Value Measurements
The Company accounts for the provisions of FASB ASC Topic 820, Fair Value Measurements and Disclosures (“ASC Topic 820”), for financial assets and financial liabilities. ASC Topic 820 defines fair value, establishes a framework for measuring fair value in accordance with U.S. GAAP, and expands disclosures about fair value measurements. See Note 19 “Fair Value Measurements”.

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

Note 2 Securities

Available-for-Sale Securities
The following tables summarize available-for-sale securities held by the Company at December 31, 2020 and 2019:

	Available-for-Sale Securities
December 31, 2020	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(In thousands)
Obligations of U.S. Government sponsored entities	$599,652	$9,820	$1,992	$607,480
Obligations of U.S. states and political subdivisions	126,642	3,144	40	129,746
Mortgage-backed securities – residential, issued by
U.S. Government agencies	179,538	3,216	646	182,108
U.S. Government sponsored entities	691,562	14,593	675	705,480
U.S. corporate debt securities	2,500	0	121	2,379
Total available-for-sale securities	$1,599,894	$30,773	$3,474	$1,627,193

	Available-for-Sale Securities
December 31, 2019	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(In thousands)
U.S. Treasuries	$1,840	$0	$0	$1,840
Obligations of U.S. Government sponsored entities	367,551	5,021	84	372,488
Obligations of U.S. states and political subdivisions	96,668	1,178	61	97,785
Mortgage-backed securities – residential, issued by
U.S. Government agencies	164,643	1,327	1,519	164,451
U.S. Government sponsored entities	660,037	2,940	3,387	659,590
U.S. corporate debt securities	2,500	0	67	2,433
Total available-for-sale securities	$1,293,239	$10,466	$5,118	$1,298,587

Held-to-Maturity Securities

The Company early adopted ASU 2019-04 on November 30, 2019. Since the Company had already adopted ASUs 2016-01 and 2017-12, the related amendments were effective as of November 30, 2019. As part of the adoption, the Company reclassified $138.2 million aggregate amortized cost basis of debt securities held-to-maturity to debt securities available-for-sale.
The Company had no held-to-maturity securities at December 31, 2020.

The following table sets forth information with regard to sales transactions of securities available-for-sale:

	Year ended December 31,
(In thousands)	2020	2019	2018
Proceeds from sales	$42,333	$232,598	$70,652
Gross realized gains	179	1,123	327
Gross realized losses	0	(595)	(767)
Net gains (losses) on sales of available-for-sale securities	$179	$528	$(440)

The Company's available-for-sale securities portfolio includes callable securities that may be called prior to maturity. In 2020, 2019, and 2018, the Company recognized gains of $251,000, $88,000 and $0 on securities that were called. The Company also recognized gains of $13,000 and $29,000 on equity securities for the years ended December 31, 2020 and 2019, respectively, reflecting the change in fair value. For the year ended December 31, 2018, the Company recognized losses of $26,000 on equity securities, reflecting the change in fair value.

The following table summarizes available-for-sale securities that had unrealized losses at December 31, 2020:

December 31, 2020
Available-for-Sale Securities	Less than 12 Months		12 Months or Longer		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of U.S. Government sponsored entities	$310,711	$1,992	$0	$0	$310,711	$1,992
Obligations of U.S. states and political subdivisions	8,868	40	0	0	8,868	40
Mortgage-backed securities – residential, issued by
U.S. Government agencies	10,560	396	1,819	250	12,379	646
U.S. Government sponsored entities	87,643	586	5,068	89	92,711	675
U.S. corporate debt securities	0	0	2,379	121	2,379	121
Total available-for-sale securities	$417,782	$3,014	$9,266	$460	$427,048	$3,474

The following table summarizes available-for-sale securities that had unrealized losses at December 31, 2019:

December 31, 2019
Available-for-Sale Securities	Less than 12 Months		12 Months or Longer		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of U.S. Government sponsored entities	$18,654	$76	$3,479	$8	$22,133	$84
Obligations of U.S. states and political subdivisions	10,456	54	2,300	7	12,756	61
Mortgage-backed securities – residential, issued by
U.S. Government agencies	54,846	489	45,999	1,030	100,845	1,519
U.S. Government sponsored entities	157,801	752	233,999	2,635	391,800	3,387
U.S. corporate debt securities	0	0	2,433	67	2,433	67
Total available-for-sale securities	$241,757	$1,371	$288,210	$3,747	$529,967	$5,118

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

For available-for-sale debt securities in an unrealized loss position, the Company evaluates the securities to determine whether the decline in the fair value below the amortized cost basis (technical impairment) is the result of changes in interest rates or reflects a fundamental change in the credit worthiness of the underlying issuer. Any impairment that is not credit related is recognized in other comprehensive income, net of applicable taxes. Credit-related impairment is recognized as an ACL on the Statements of Condition, limited to the amount by which the amortized cost basis exceeds the fair value, with a corresponding adjustment to earnings. Both the ACL and the adjustment to net income may be reversed if conditions change.

However, if the Company intends to sell an impaired available for sale debt security, or more likely than not be required to sell the debt security before the recovery of the amortized cost basis, the entire impairment amount, including any previously recognized ACL, must be recognized in earnings with a corresponding adjustment to the security’s amortized cost basis. Because the security’s amortized cost basis is adjusted to fair value, there is no ACL.

The Company did not recognize any net credit impairment charge to earnings on investment securities in 2020, 2019, or 2018.

The amortized cost and estimated fair value of debt securities by contractual maturity are shown in the following table. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Mortgage-backed securities are shown separately since they are not due at a single maturity date.

December 31, 2020
(In thousands)	Amortized Cost	Fair Value
Available-for-sale securities:
Due in one year or less	$54,484	$55,008
Due after one year through five years	379,044	388,132
Due after five years through ten years	228,572	229,107
Due after ten years	66,694	67,358
Total	728,794	739,605
Mortgage-backed securities	871,100	887,588
Total available-for-sale debt securities	$1,599,894	$1,627,193

December 31, 2019
(In thousands)	Amortized Cost	Fair Value
Available-for-sale securities:
Due in one year or less	$107,975	$108,089
Due after one year through five years	270,477	274,798
Due after five years through ten years	77,710	79,165
Due after ten years	12,397	12,494
Total	468,559	474,546
Mortgage-backed securities	824,680	824,041
Total available-for-sale debt securities	$1,293,239	$1,298,587

Trading Securities
The Company had no securities designated as trading during 2020 or 2019.

Pledged Securities
The Company pledges securities as collateral for public deposits and other borrowings, and sells securities under agreements to repurchase. See “Note 8 - Securities Sold Under Agreements to Repurchase and Federal Funds Purchased” for further discussion. Securities carried of $1.2 billion and $1.0 billion, at December 31, 2020 and 2019, respectively, were either pledged or sold under agreements to repurchase.

Concentrations of Securities
Except for U.S. government securities, there were no holdings, when taken in the aggregate, of any single issuer that exceeded 10% of shareholders’ equity at December 31, 2020.

Investment in Small Business Investment Companies
The Company has equity investments in small business investment companies (“SBIC”) established for the purpose of providing financing to small businesses in market areas served by the Company. These investments totaled $1.5 million at both December 31, 2020 and 2019, and were included in other assets on the Company’s Consolidated Statements of Condition. These investments are accounted for either under the cost method or the equity method of accounting. As of December 31, 2020, the Company reviewed these investments and determined that there was no impairment.

Federal Home Loan Bank Stock
The Company also holds non-marketable Federal Home Loan Bank New York (“FHLBNY”) stock, non-marketable Federal Home Loan Bank Pittsburgh (“FHLBPITT”) stock and non-marketable Atlantic Community Bankers Bank (“ACBB”) stock, all of which are required to be held for regulatory purposes and for borrowing availability. The required investment in FHLB stock is tied to the Company’s borrowing levels with the FHLB. Holdings of FHLBNY stock, FHLBPITT stock and ACBB stock totaled $11.0 million, $5.2 million and $95,000 at December 31, 2020, respectively. These securities are carried at par, which is also cost. The FHLBNY and FHLBPITT continue to pay dividends and repurchase stock. As such, the Company has not recognized any impairment on its holdings of FHLBNY and FHLBPITT stock.

Note 3 Loans and Leases

Loans and Leases at December 31, 2020 and December 31, 2019 were as follows:

(In thousands)	12/31/2020	12/31/2019
Commercial and industrial
Agriculture	$94,489	$105,786
Commercial and industrial other	792,987	902,275
PPP loans*	291,252	0
Subtotal commercial and industrial	1,178,728	1,008,061
Commercial real estate
Construction	163,016	213,637
Agriculture	201,866	184,898
Commercial real estate other	2,204,310	2,045,030
Subtotal commercial real estate	2,569,192	2,443,565
Residential real estate
Home equity	200,827	219,245
Mortgages	1,235,160	1,158,592
Subtotal residential real estate	1,435,987	1,377,837
Consumer and other
Indirect	8,401	12,964
Consumer and other	61,399	61,446
Subtotal consumer and other	69,800	74,410
Leases	14,203	17,322
Total loans and leases	5,267,910	4,921,195
Less: unearned income and deferred costs and fees	(7,583)	(3,645)
Total loans and leases, net of unearned income and deferred costs and fees	$5,260,327	$4,917,550
*Paycheck Protection Program ("PPP")

The Company has adopted comprehensive lending policies, underwriting standards and loan review procedures. There were no significant changes to the Company’s existing lending policies, underwriting standards or loan review procedures during 2020. The Company’s Board of Directors approves the lending policies at least annually. The Company recognizes that exceptions to policy guidelines may occasionally occur and has established procedures for approving exceptions to these policy guidelines. Management has also implemented reporting systems to monitor loan originations, loan quality, concentrations of credit, loan delinquencies and nonperforming loans and potential problem loans.

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

During 2020, 2019, and 2018, the Company sold residential mortgage loans totaling $51.7 million, $16.9 million, and $27.7 million, respectively, and realized net gains on these sales of $2,054,000, $227,000, and $458,000, respectively. These residential real estate loans are generally sold without recourse in accordance with standard secondary market loan sale agreements. When residential mortgage loans are sold to FHLMC or SONYMA, the Company typically retains all servicing rights, which provides the Company with a source of fee income. In connection with the sales in 2020, 2019, and 2018, the Company recorded mortgage-servicing assets of $388,000, $127,000, and $207,000, respectively.

Amortization of mortgage servicing assets amounted to $221,000 in 2020, $117,000 in 2019, and $69,000 in 2018. At December 31, 2020 and 2019, the Company serviced residential mortgage loans aggregating $140.9 million and $120.3 million, including loans securitized and held as available-for-sale securities. Mortgage servicing rights, at an amortized cost basis, totaled $981,000 at December 31, 2020 and $815,000 at December 31, 2019. These mortgage servicing rights were evaluated for impairment at year-end 2020 and 2019 and no impairment was recognized. Loans held for sale, which are included in residential real estate, totaled $4,367,000 and $807,000 at December 31, 2020 and 2019, respectively.

As members of the FHLB, the Company’s subsidiary banks may use unencumbered mortgage related assets to secure borrowings from the FHLB. At December 31, 2020 and 2019, the Company had $265.0 million and $415.0 million, respectively, of term advances from the FHLB that were secured by residential mortgage loans.

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

Loan transactions with related parties are summarized as follows:

(In thousands)	December 31, 2020	December 31, 2019
Balance at beginning of year	$48,389	$39,595
Loans to new directors/executive officers	5,886	0
New loans and advancements	3,022	19,393
Loan payments	(8,217)	(10,599)
Balance at end of year	$49,080	$48,389

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

The below table is an aging analysis of past due loans, segregated by class of loans as of December 31, 2020 and 2019.

12/31/2020
(In thousands)	30-59 Days	60-89 Days	90 Days or More	Total Past Due	Current Loans	Total Loans
Loans and Leases
Commercial and industrial
Agriculture	$0	$18	$0	$18	$94,471	$94,489
Commercial and industrial other	44	7	1,516	1,567	791,420	792,987
PPP loans*	0	0	0	0	291,252	291,252
Subtotal commercial and industrial	44	25	1,516	1,585	1,177,143	1,178,728
Commercial real estate
Construction	0	0	0	0	163,016	163,016
Agriculture	263	0	0	263	201,603	201,866
Commercial real estate other	0	0	7,125	7,125	2,197,185	2,204,310
Subtotal commercial real estate	263	0	7,125	7,388	2,561,804	2,569,192
Residential real estate
Home equity	713	224	1,126	2,063	198,764	200,827
Mortgages	521	879	4,210	5,610	1,229,550	1,235,160
Subtotal residential real estate	1,234	1,103	5,336	7,673	1,428,314	1,435,987
Consumer and other
Indirect	175	35	91	301	8,100	8,401
Consumer and other	115	18	232	365	61,034	61,399
Subtotal consumer and other	290	53	323	666	69,134	69,800
Leases	0	0	0	0	14,203	14,203
Total loans and leases	1,831	1,181	14,300	17,312	5,250,598	5,267,910
Less: unearned income and deferred costs and fees	0	0	0	0	(7,583)	(7,583)
Total loans and leases, net of unearned income and deferred costs and fees	$1,831	$1,181	$14,300	$17,312	$5,243,015	$5,260,327
 *Paycheck Protection Program ("PPP")

December 31, 2019
(In thousands)	30-89 Days	90 Days or More	Current Loans	Total Loans	90 days and accruing	Nonaccrual
Loans and Leases
Commercial and industrial
Agriculture	$0	$65	$105,721	$105,786	$0	$0
Commercial and industrial other	413	2,081	899,781	902,275	2	2,335
Subtotal commercial and industrial	413	2,146	1,005,502	1,008,061	2	2,335
Commercial real estate
Construction	0	0	213,637	213,637	0	0
Agriculture	0	0	184,898	184,898	0	0
Commercial real estate other	1,140	10,780	2,033,110	2,045,030	542	10,789
Subtotal commercial real estate	1,140	10,780	2,431,645	2,443,565	542	10,789
Residential real estate
Home equity	348	727	218,170	219,245	55	2,796
Mortgages	1,344	3,985	1,153,263	1,158,592	195	8,086
Subtotal residential real estate	1,692	4,712	1,371,433	1,377,837	250	10,882
Consumer and other
Indirect	312	60	12,592	12,964	0	117
Consumer and other	167	66	61,213	61,446	0	158
Subtotal consumer and other	479	126	73,805	74,410	0	275
Leases	0	0	17,322	17,322	0	0
Total loans and leases	3,724	17,764	4,899,707	4,921,195	794	24,281
Less: unearned income and deferred costs and fees	0	0	(3,645)	(3,645)	0	0
Total loans and leases, net of unearned income and deferred costs and fees	$3,724	$17,764	$4,896,062	$4,917,550	$794	$24,281

The following table presents the amortized cost basis of loans on nonaccrual status and the amortized cost basis of loans on nonaccrual status for which there was no related allowance for credit losses. The below table presents nonaccrual loans and leases, segregated by class of loans, as of December 31, 2020.

(In thousands)	Nonaccrual Loans and Leases with no Allowance for Credit Losses	Nonaccrual Loans and Leases	Loans and Leases Past Due Over 89 Days and Accruing
Loans and Leases
Commercial and industrial
Commercial and industrial other	$803	$1,775	$0
Subtotal commercial and industrial	803	1,775	0
Commercial real estate
Agriculture	0	118	0
Commercial real estate other	23,080	23,509	0
Subtotal commercial real estate	23,080	23,627	0
Residential real estate
Home equity	767	2,965	0
Mortgages	1,365	10,180	0
Subtotal residential real estate	2,132	13,145	0
Consumer and other
Indirect	3	169	0
Consumer and other	0	260	0
Subtotal consumer and other	3	429	0
Total loans and leases	$26,018	$38,976	$0

The difference between the interest income that would have been recorded if nonaccrual loans and leases had paid in accordance with their original terms and the interest income that was recorded, was $1.7 million for the year ended December 31, 2020, $1.2 million for year ended December 31, 2019, and $1.0 million for year ended December 31, 2018. The Company had no material commitments to make additional advances to borrowers with nonperforming loans.

Note 4 Allowance for Credit Losses

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

The Company uses a DCF method to estimate expected credit losses for all loan segments excluding the leasing segment. For each of these loan segments, the Company generates cash flow projections at the instrument level wherein payment expectations are adjusted for estimated prepayment speed, curtailments, recovery lag, probability of default, and loss given default. The modeling of expected prepayment speeds, curtailment rates, and time to recovery are based on internal historical data.

The Company uses regression analysis of historical internal and peer data to determine suitable loss drivers to utilize when modeling lifetime probability of default and loss given default. This analysis also determines how expected probability of default and loss given default will react to forecasted levels of the loss drivers. For all loans utilizing the DCF method, management utilizes forecasts of national unemployment and a one year percentage change in national gross domestic product as loss drivers in the model.

For all DCF models, management has determined that four quarters represents a reasonable and supportable forecast period and reverts back to a historical loss rate over eight quarters on a straight-line basis. Management leverages economic projections from a reputable and independent third party to inform its loss driver forecasts over the four-quarter forecast period. Other internal and external indicators of economic forecasts, and scenario weightings, are also considered by management when developing the forecast metrics.

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

The Company adopted ASU 2016-13 as of January 1, 2020 using the prospective transition approach for financial assets purchased with credit deterioration ("PCD") that were previously classified as purchased credit impaired ("PCI") and accounted for under ASC 310-30. In accordance with the standard, the Company did not reassess whether PCI assets met the criteria of PCD assets as of the date of adoption. The remaining discount on the PCD assets will be accreted into interest income on a level-yield method over the life of the loans.

Since the methodology is based upon historical experience and trends, current conditions, and reasonable and supportable forecasts, as well as management’s judgment, factors may arise that result in different estimates. While management’s evaluation of the allowance as of December 31, 2020, considers the allowance to be appropriate, under adversely different conditions or assumptions, the Company would need to increase or decrease the allowance. In addition, various federal and State regulatory agencies, as part of their examination process, review the Company's allowance and may require the Company to recognize additions to the allowance based on their judgements and information available to them at the time of their examinations.

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

Changes in the allowance for credit losses for the years ended December 31, 2020, 2019 and 2018 are summarized as follows:

(In thousands)	2020	2019	2018
Total allowance at beginning of year	$39,892	$43,410	$39,771
Impact of adopting ASU 2016-13	(2,534)	0	0
Provisions for credit loss expense	16,151	1,366	3,942
Recoveries on loans and leases	631	906	2,137
Charge-offs on loans and leases	(2,471)	(5,790)	(2,440)
Total allowance at end of year	$51,669	$39,892	$43,410

The following table details activity in the allowance for credit losses on loans for the years ended December 31, 2020 and 2019. As previously discussed, the Company adopted ASU 2016-13 on January 1, 2020 using the modified retrospective approach. Results for the periods beginning after January 1, 2020 are presented under ASC 326, while prior period amounts continue to be reported in accordance with previously applicable U.S. GAAP. As a result of the adoption of ASC 326, the Company recorded a net cumulative-effect adjustment reducing the allowance for credit losses by $2.5 million. The allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

December 31, 2020
(In thousands)	Commercial & Industrial	Commercial Real Estate	Residential Real Estate	Consumer and Other	Finance Leases	Total
Allowance for credit losses:
Beginning balance, prior to adoption of ASU 2016-13	$10,541	$21,608	$6,381	$1,362	$0	$39,892
Impact of adopting ASU 2016-13	(2,008)	(5,917)	4,459	850	82	(2,534)
Charge-offs	(2)	(1,903)	(84)	(482)	0	(2,471)
Recoveries	131	58	194	248	0	631
Provision (credit) for credit loss expense	577	16,700	(693)	(416)	(17)	16,151
Ending Balance	$9,239	$30,546	$10,257	$1,562	$65	$51,669

December 31, 2019
(In thousands)	Commercial & Industrial	Commercial Real Estate	Residential Real Estate	Consumer and Other	Finance Leases	Total
Allowance for credit losses:
Beginning balance	$11,272	$23,483	$7,345	$1,310	$0	$43,410
Charge-offs	(696)	(4,015)	(256)	(823)	0	(5,790)
Recoveries	103	174	334	295	0	906
Provision (credit) for credit loss expense	(138)	1,966	(1,042)	580	0	1,366
Ending Balance	$10,541	$21,608	$6,381	$1,362	$0	$39,892

The following table presents the amortized cost basis of collateral dependent loans, which are individually evaluated to determine expected credit losses, and the related allowance for credit losses allocated to these loans:

(In thousands)	Real Estate	Business Assets	Other	Total	ACL Allocation
December 31, 2020
Commercial and Industrial	$103	$582	$110	$795	$122
Commercial Real Estate	24,277	1,418	0	25,695	186
Residential Real Estate	0	0	0	0	0
Total	$24,380	$2,000	$110	$26,490	$308

At December 31, 2019, the allocation of the allowance for loan and lease losses summarized on the basis of the Company’s impairment methodology was as follows:

December 31, 2019
(In thousands)	Commercial & Industrial	Commercial Real Estate	Residential Real Estate	Consumer and Other	Finance Leases	Total
Allowance for originated loans and leases
Individually evaluated for impairment	$245	$662	$0	$0	$0	$907
Collectively evaluated for impairment	10,296	20,895	6,360	1,356	0	38,907
Ending balance	$10,541	$21,557	$6,360	$1,356	$0	$39,814
Allowance for acquired loans
Individually evaluated for impairment	$0	$0	$0	$0	$0	$0
Collectively evaluated for impairment	0	51	21	6	0	78
Ending balance	$0	$51	$21	$6	$0	$78

The recorded investment in loans and leases summarized on the basis of the Company’s impairment methodology as of December 31, 2019 was as follows:

December 31, 2019
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

Prior to the adoption of ASC 326, a loan was considered impaired when, based on current information and events, it was probable that we would be unable to collect all amounts due according to the contractual terms of the loan agreement. Impaired loans consisted of non-homogenous nonaccrual loans, and all loans restructured in a troubled debt restructuring (TDR). Specific reserves on individually identified impaired loans that were not collateral dependent were measured based on the present value of expected future cash flows discounted at the original effective interest rate of each loan. For loans that were collateral dependent, impairment was measured based on the fair value of the collateral less estimated selling costs, and such impaired amounts were generally charged off. The majority of impaired loans were collateral dependent impaired loans that had limited exposure or require limited specific reserves because of the amount of collateral support with respect to these loans, and previous charge-offs. Interest payments on impaired loans were typically applied to principal unless collectability of the principal amount was reasonably assured. In these cases, interest was recognized on a cash basis. There was no interest income recognized on impaired loans and leases for 2019 and 2018.

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

The average recorded investment and interest income recognized on impaired originated loans for the years ended December 31, 2019 and 2018 was as follows:

Year Ended December 31,
	2019		2018
(In thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Originated loans and leases with no related allowance
Commercial & industrial
Commercial and industrial other	$1,830	$0	$1,979	$0
Commercial real estate
Commercial real estate other	7,552	0	5,165	0
Residential real estate
Home equity	3,943	0	3,983	0
Subtotal	$13,325	$0	$11,127	$0
Originated loans and leases with related allowance
Commercial & industrial
Commercial and industrial other	$132	$0	$1,374	$0
Commercial real estate
Commercial real estate other	1,391	0	1,357	0
Subtotal	$1,523	$0	$2,731	$0
Total	$14,848	$0	$13,858	$0

The average recorded investment and interest income recognized on impaired acquired loans for the years ended December 31, 2019 and 2018 was as follows:

Year Ended December 31,
	2019		2018
(In thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Acquired loans and leases with no related allowance
Commercial & industrial
Commercial and industrial other	$21	$0	$50	$0
Commercial real estate
Commercial real estate other	822	0	999	0
Residential real estate
Home equity	2,503	0	2,945	0
Subtotal	$3,346	$0	$3,994	$0
Acquired loans and leases with related allowance
Subtotal	$0	$0	$0	$0
Total	$3,346	$0	$3,994	$0

The average recorded investment in impaired loans was $18.2 million at December 31, 2019, and $17.9 million at December 31, 2018.

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

The following tables present loans by class modified in 2020 and 2019 as troubled debt restructurings. Post-modification balances reflect paydowns and charge-offs at time of modification.

Troubled Debt Restructuring

December 31, 2020	Year Ended
				Defaulted TDRs[2]
(In thousands)	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Loans	Post- Modification Outstanding Recorded Investment
Commercial & industrial
Commercial and industrial other[1]	1	$24	$24	0	$0
Residential real estate
Mortgages	2	274	274	1	37
Home equity[1]	1	43	43	1	87
Consumer and other
Consumer and other	1	4	4	0	0
Total	5	$345	$345	2	$124
1Represents the following concessions: extension of term and reduction of rate.
2TDRs that defaulted during the 12 months ended December 31, 2020, that had been restructured in the prior twelve months.

December 31, 2019	Year Ended
				Defaulted TDRs[2]
(In thousands)	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Loans	Post- Modification Outstanding Recorded Investment
Commercial & industrial
Commercial and industrial other	2	$604	$604	0	$0
Commercial real estate
Commercial real estate other[1]	1	1,577	1,577	0	0
Residential real estate
Home equity[1]	2	181	181	1	93
Total	5	$2,362	$2,362	1	$93
1Represents the following concessions: extension of term and reduction of rate.
2TDRs that defaulted during the 12 months ended December 31, 2019, that had been restructured in the prior twelve months.

The Company's TDRs totaled $345,000 at December 31, 2020, compared to $2.4 million at December 31, 2019. At December 31, 2020, the Company was not committed to lend additional amounts to customers with outstanding loans that were classified as TDRs. The provisions of the CARES Act guidance issued by Federal banking regulators provided guidance and clarification related to modifications and deferral programs to assist borrowers who are negatively impacted by the COVID-19 national emergency. The guidance and clarifications detail certain provisions whereby banks are permitted to make deferrals and modifications to the terms of a loan which would not require the loan to be reported as a TDR. In accordance with the CARES Act and the interagency guidance, the Company elected to adopt the provisions to not report qualified loan modifications as TDRs.

The following table presents credit quality indicators by total loans on an amortized cost basis by origination year as of December 31, 2020.

(In thousands)	2020	2019	2018	2017	2016	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total Loans

Commercial & Industrial - Other:
Pass	$91,597	$72,639	$56,191	$60,714	$33,402	$301,027	$149,969	$16,301	$781,840
Special Mention	1,064	367	344	912	2,045	228	1,331	0	6,291
Substandard	412	305	933	485	292	783	1,646	0	4,856
Total Commercial & Industrial - Other	$93,073	$73,311	$57,468	$62,111	$35,739	$302,038	$152,946	$16,301	$792,987

Commercial and Industrial - PPP:
Pass	$291,252	$0	$0	$0	$0	$0	$0	$0	$291,252
Special Mention	0	0	0	0	0	0	0	0	0
Substandard	0	0	0	0	0	0	0	0	0
Total Commercial and Industrial - PPP	$291,252	$0	$0	$0	$0	$0	$0	$0	$291,252

Commercial and Industrial - Agriculture:
Pass	$11,536	$8,005	$11,162	$6,531	$3,539	$2,599	$41,936	$1,340	$86,648
Special Mention	0	0	28	729	0	0	2,080	0	2,837
Substandard	99	83	0	202	0	2,308	2,312	0	5,004
Total Commercial and Industrial - Agriculture	$11,635	$8,088	$11,190	$7,462	$3,539	$4,907	$46,328	$1,340	$94,489

Commercial Real Estate
Pass	$278,747	$246,331	$232,651	$237,487	$290,106	$664,027	$33,117	$64,903	$2,047,369
Special Mention	35	13,016	5,612	4,654	34,310	46,074	203	0	103,904
Substandard	0	4,933	18,395	6,172	5,625	17,610	302	0	53,037
Total Commercial Real Estate	$278,782	$264,280	$256,658	$248,313	$330,041	$727,711	$33,622	$64,903	$2,204,310

Commercial Real Estate - Agriculture:
Pass	$22,440	$35,081	$44,519	$22,356	$17,081	$44,559	$919	$5,602	$192,557
Special Mention	1,960	0	575	1,366	1,053	6	49	0	5,009
Substandard	0	0	0	1,777	713	1,527	283	0	4,300
Total Commercial Real Estate - Agriculture	$24,400	$35,081	$45,094	$25,499	$18,847	$46,092	$1,251	$5,602	$201,866

Commercial Real Estate - Construction
Pass	$14,465	$20,705	$7,999	$2,478	$1,879	$6,682	$85,513	$21,051	$160,772
Special Mention	0	0	0	0	0	467	1,453	0	1,920
Substandard	0	0	0	0	0	324	0	0	324
Total Commercial Real Estate - Construction	$14,465	$20,705	$7,999	$2,478	$1,879	$7,473	$86,966	$21,051	$163,016

The following table presents credit quality indicators by total loans on an amortized cost basis by origination year as of December 31, 2020, continued.

(In thousands)	2020	2019	2018	2017	2016	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total Loans

Residential - Home Equity
Performing	$1,440	$2,764	$1,052	$2,120	$722	$1,106	$188,614	$44	$197,862
Nonperforming	0	18	0	0	194	506	2,247	0	2,965
Total Residential - Home Equity	$1,440	$2,782	$1,052	$2,120	$916	$1,612	$190,861	$44	$200,827

Residential - Mortgages
Performing	$305,476	$193,543	$123,205	$155,699	$178,149	$255,556	$11,735	$1,617	$1,224,980
Nonperforming	0	258	455	706	1,404	7,305	52	0	10,180
Total Residential - Mortgages	$305,476	$193,801	$123,660	$156,405	$179,553	$262,861	$11,787	$1,617	$1,235,160

Consumer - Direct
Performing	$14,840	$11,127	$8,011	$6,632	$2,854	$10,840	$6,835	$0	$61,139
Nonperforming	5	74	167	12	0	2	0	$0	260
Total Consumer - Direct	$14,845	$11,201	$8,178	$6,644	$2,854	$10,842	$6,835	$0	$61,399

Consumer - Indirect
Performing	$1,424	$1,878	$3,327	$1,128	$382	$93	$0	$0	$8,232
Nonperforming	0	67	44	7	36	15	0	0	169
Total Consumer Indirect	$1,424	$1,945	$3,371	$1,135	$418	$108	$0	$0	$8,401

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

December 31, 2019
(In thousands)	Residential Home Equity	Residential Mortgages	Consumer Indirect	Consumer Other	Total
Originated Loans and Leases
Performing	$201,970	$1,133,237	$12,847	$60,503	$1,408,557
Nonperforming	1,924	7,335	117	158	9,534
Total	$203,894	$1,140,572	$12,964	$60,661	$1,418,091

December 31, 2019
(In thousands)	Residential Home Equity	Residential Mortgages	Consumer Indirect	Consumer Other	Total
Acquired Loans and Leases
Performing	$14,479	$17,269	$0	$785	$32,533
Nonperforming	872	751	0	0	1,623
Total	$15,351	$18,020	$0	$785	$34,156

Note 5 Goodwill and Other Intangible Assets

(In thousands)	Banking	Insurance	Wealth Management	Total
Balance at January 1, 2019	$64,369	$19,703	$8,211	$92,283
Acquisitions	0	164	0	164
Balance at December 31, 2019	64,369	19,867	8,211	92,447
Acquisitions	0	0	0	0
Balance at December 31, 2020	$64,369	$19,867	$8,211	$92,447

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

Goodwill is assigned to reporting units. The Company reviews its goodwill and intangible assets annually, or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. Based on the Company’s review as of December 31, 2020, there was no impairment of its goodwill or intangible assets. The Company’s impairment testing is highly sensitive to certain assumptions and estimates used. In the event that economic or credit conditions deteriorate significantly, additional interim impairment tests may be required.

Other Intangible Assets

The following table provides information regarding the Company's amortizing intangible assets:

December 31, 2020	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
(In thousands)
Amortized intangible assets:
Core deposit intangible	$18,774	$17,367	$1,407
Customer relationships	9,048	6,884	2,164
Other intangibles	6,585	5,251	1,334
Total intangible assets	$34,407	$29,502	$4,905

December 31, 2019	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
(In thousands)
Amortized intangible assets:
Core deposit intangible	$18,774	$16,404	$2,370
Customer relationships	9,048	6,405	2,643
Other intangibles	6,197	4,987	1,210
Total intangible assets	$34,019	$27,796	$6,223

Amortization expense related to intangible assets totaled $1.5 million in 2020, $1.7 million in 2019 and $1.8 million in 2018. The estimated aggregate future amortization expense for intangible assets remaining as of December 31, 2020 is as follows:

Estimated amortization expense:[1]
(In thousands)
For the year ended December 31, 2021	$1,342
For the year ended December 31, 2022	897
For the year ended December 31, 2023	334
For the year ended December 31, 2024	294
For the year ended December 31, 2025	264
 1Excludes the amortization of mortgage servicing rights.  Amortization of mortgage servicing rights was $221,000 in 2020, $117,000 in 2019 and $69,000 in 2018.

Note 6 Premises and Equipment

Premises and equipment at December 31 were as follows:

(In thousands)	2020	2019
Land	$9,195	$9,195
Premises and equipment	104,027	103,631
Furniture, fixtures, and equipment	80,520	77,518
Accumulated depreciation and amortization	(105,033)	(95,989)
Total	$88,709	$94,355

Depreciation and amortization expenses in 2020, 2019 and 2018 are included in operating expenses as follows:

(In thousands)	2020	2019	2018
Premises	$2,608	$2,809	$2,989
Furniture, fixtures, and equipment	5,225	4,906	4,615
Total	$7,833	$7,715	$7,604

The Company leases land, buildings and equipment under operating lease arrangements. Total gross rental expense amounted to $4.9 million in 2020, $4.7 million in 2019, and $4.7 million in 2018. Most leases include options to renew for periods ranging from 5 to 20 years.

Note 7 Deposits

Aggregate time deposits of $250,000 or more were $229.7 million at December 31, 2020, and $181.4 million at December 31, 2019. Scheduled maturities of time deposits at December 31, 2020, were as follows:

(In thousands)	Less than $250,000	$250,000 and over	Total
Maturity
Three months or less	$114,179	$63,341	$177,520
Over three through six months	80,502	68,584	149,086
Over six through twelve months	172,081	66,835	238,916
Total due in 2021	$366,762	$198,760	$565,522
2022	116,444	24,568	141,012
2023	18,694	997	19,691
2024	4,622	0	4,622
2025	9,883	5,333	15,216
Thereafter	171	0	171
Total	$516,576	$229,658	$746,234

Note 8 Securities Sold Under Agreements to Repurchase and Federal Funds Purchased

Information regarding securities sold under agreements to repurchase and Federal funds purchased is detailed in the following tables for the years ended December 31:

Securities Sold Under Agreements to Repurchase	2020	2019	2018
(dollar amounts in thousands)
Total outstanding at December 31	$65,845	$60,346	$81,842

Maximum month-end balance	72,883	71,875	81,842
Average balance during the year	55,973	59,742	63,472
Weighted average rate at December 31	0.11%	0.22%	0.22%
Average interest rate paid during the year	0.17%	0.24%	0.24%
Federal Funds Purchased
Average balance during the year	0	82	0
Weighted average rate at December 31	N/A	N/A	N/A
Average interest rate paid during the year	0.00%	2.86%	0.00%

Securities sold under agreements to repurchase (“repurchase agreements”) are secured borrowings that typically mature within thirty to ninety days, although the Company has entered into repurchase agreements with the Federal Home Loan Bank (“FHLB”) with longer maturities. The Company uses both retail and wholesale repurchase agreements. Retail repurchase agreements are arrangements with local customers of the Company, in which the Company agrees to sell securities to the customer with an agreement to repurchase those securities at a specified later date. Retail repurchase agreements totaled $65.8 million at December 31, 2020. The Company had no outstanding wholesale repurchase agreements at December 31, 2020.

Securities sold under agreements to repurchase are stated at the amount of cash received in connection with the transaction. The Company may be required to provide additional collateral based on the fair value of the underlying securities.

Federal funds purchased are short-term borrowings that typically mature within one to ninety days.

Note 9 Other Borrowings

The following table summarized the Company’s borrowings as of December 31:

(In thousands)	2020	2019
Overnight FHLB advances	$0	$239,100
Term FHLB advances	265,000	415,000
Other	0	4,000
Total other borrowings	$265,000	$658,100

The Company, through its subsidiary banks, had available line-of-credit agreements with correspondent banks permitting borrowings to a maximum of approximately $89.0 million at both December 31, 2020 and 2019. There were no outstanding advances against those lines at December 31, 2020 and December 31, 2019.

Through its subsidiary banks, the Company has borrowing relationships with the FHLB, which provides secured borrowing capacity, subject to available collateral. The unused borrowing capacity on established lines with the FHLB was $2.1 billion at December 31, 2020 and $1.3 billion at December 31, 2019.

As members of the FHLB, the Company’s subsidiary banks can use certain unencumbered residential and commercial real estate related assets and investment securities to secure borrowings from the FHLB. At December 31, 2020, total unencumbered residential and commercial real estate related loans and investment securities pledged at the FHLB were $1.6 billion. At December 31, 2020, there were no overnight advances and $265.0 million in term advances with the FHLB, with a weighted average rate of 2.09%, compared to $239.1 million in overnight advances and $415.0 million in term advances with a weighted average rate of 2.12%, at December 31, 2019. At December 31, 2020, the term advances with the FHLB include $30.0 million which mature within one year and $235.0 million which mature in over one year. Maturities of advances due in over one year include $85.0 million in 2022, $80.0 million in 2023 and $70.0 million in 2024.

The Company had no callable FHLB borrowings at December 31, 2020.
The Company has a $25.0 million line of credit with a bank.  As of December 31, 2020 and 2019, respectively, there was no outstanding balance and $4.0 million outstanding on the line. The line matures in June 2021.

Note 10 Trust Preferred Debentures

At December 31, 2020, the Company had two unconsolidated subsidiary trusts (the "Trusts"): Leesport Capital Trust II and Madison Statutory Trust I. The two Trusts were acquired in the acquisition of VIST Financial. The Company owns 100% of the common equity of each Trust. The Trusts were formed for the purpose of issuing Company-obligated mandatorily redeemable capital securities to third-party investors and investing the proceeds from the sale in junior subordinated debt securities (subordinated debt) issued by the Company, which are the sole assets of each Trust. Since third-party investors are the primary beneficiaries, the Trusts are not consolidated in the Company’s financial statements. Distributions on the preferred securities issued by the Trusts are payable quarterly at a rate per annum equal to the interest rate being earned by the Trusts on the debenture held by the Trusts and are recorded as interest expense in the consolidated financial statements.

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

The following table provides information relating to the Trusts as of December 31, 2020:

Description	Issuance Date	Par Amount	Interest Rate	Maturity Date

Leesport Capital Trust II	September 2002	$10.0 million	3-month LIBOR plus 3.45%	September 2032
Madison Statutory Trust I	June 2003	$5.0 million	3-month LIBOR plus 3.10%	June 2033

Leesport Capital Trust II
Leesport Capital Trust II, a Delaware statutory business trust, was formed on September 26, 2002 and issued $10.0 million of mandatory redeemable capital securities carrying a floating interest rate of three month LIBOR plus 3.45%. These debentures are the sole assets of the Trust. The terms of the junior subordinated debentures are the same as the terms of the capital securities. The obligations under the debentures constitute a full and unconditional guarantee by VIST Financial of the obligations of the Trust under the capital securities. These securities must be redeemed in September 2032, but may be redeemed at any time. The Company assumed the rights and obligations of VIST Financial pertaining to the Leesport Capital Trust II through the Company’s acquisition of VIST Financial in August 2012.

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

During the fourth quarter of 2020, the Company determined to redeem all of the trust preferred of Sleepy Hollow Capital Trust I, with a par amount of $4.0 million. The Company deposited the redemption amount with the Trustee in December 2020, and the redemption was completed on February 28, 2021. The redemption price was equal to 100% of the principal amount plus accrued and unpaid interest up to February 28, 2021. In December 2020, the Company notified the Trustee and the holders of the securities of the Company's decision to redeem, as permitted by the trust agreement, and the Company deposited the redemption amount with the Trustee. As a result of these aforementioned actions during December 2020 and in accordance with applicable accounting guidance, the Company considered its liability in respect of these securities extinguished and did not show this as a liability as of December 31, 2020.

Note 11 Employee Benefit Plans

The Company maintains a noncontributory defined-benefit plan (the "DB Pension Plan") and two noncontributory defined-contribution retirement plans (the "DC Retirement Plan" and "2015 DC Retirement Plan") which cover substantially all employees of the Company.

The DB Pension Plan was closed to new employees at year-end 2009 and was frozen on July 31, 2015. The benefits under the DB Pension Plan are based on years of service, age and percentages of the employees' average final compensation. Assets of the Company's DB Pension Plan are invested in common and preferred stock, mutual funds and cash equivalents. At December 31, 2019, DB Pension Plan assets included 42,192 shares of Tompkins' common stock that had a fair value of $3.8 million. The DB Pension Plan did not include any shares of Tompkins' common stock at December 31, 2020.

The defined-contribution retirement plans cover substantially all employees of the Company who have reached the age of 21 and completed one year of service. For participants in these plans, the Company makes contributions to an account set up in the participant's name. The amount equals a percentage of pay and varies based on the participant's age, service, and tenure with the Company. The defined-contribution retirement plans offer the participant a wide range of investment alternatives from which to choose. Expenses related to the defined-contribution plans totaled $4.4 million in 2020, $4.0 million in 2019, and $3.9 million in 2018.

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

U.S. GAAP requires an employer to recognize in its statement of condition as an asset or liability the overfunded or underfunded status of a defined benefit postretirement plan, measured as the difference between the fair value of plan assets and the benefit obligation. For a pension plan, the benefit obligation is the projected benefit obligation; for any other postretirement benefit plan, such as a retiree health care plan, the benefit obligation is the accumulated postretirement benefit obligation. The following table sets forth the changes in the projected benefit obligation for the DB Pension Plan and SERPs and the accumulated post-retirement benefit obligation for the Life and Healthcare Plan; and the respective plan assets, and the plans’ funded status and amounts recognized in the Company’s Consolidated Statements of Condition at December 31, 2020 and 2019 (the measurement dates of the plans).

	DB Pension Plan		Life and Healthcare Plan		SERP Plan
(In thousands)	2020	2019	2020	2019	2020	2019
Change in benefit obligation:
Benefit obligation at beginning of year	$90,346	$79,689	$9,022	$7,857	$32,153	$23,539
Service cost	0	0	173	159	214	157
Interest cost	2,371	2,936	245	289	914	909
Plan participants’ contributions	0	0	90	87	0	0
Amendments	0	0	0	(203)	0	2,022
Actuarial loss (gain)	10,046	10,996	1,340	1,218	4,070	6,128
Benefits paid	(4,742)	(3,275)	(362)	(385)	(641)	(602)
Benefit obligation at end of year	$98,021	$90,346	$10,508	$9,022	$36,710	$32,153
Change in plan assets:
Fair value of plan assets at beginning of year	$82,352	$72,474	$0	$0	$0	$0
Actual return on plan assets	11,562	13,153	0	0	0	0
Plan participants’ contributions	0	0	90	87	0	0
Employer contributions	0	0	272	298	641	602
Benefits paid	(4,742)	(3,275)	(362)	(385)	(641)	(602)
Fair value of plan assets at end of year	$89,172	$82,352	$0	$0	$0	$0
Unfunded status	$(8,849)	$(7,994)	$(10,508)	$(9,022)	$(36,710)	$(32,153)

The accumulated benefit obligation for the DB Pension Plan at December 31, 2020 and 2019, was $98.0 million and $90.3 million, respectively. The accumulated benefit obligation for the Life and Healthcare Plan at year end 2020 and 2019 was $10.5 million and $9.0 million, respectively. The accumulated benefit obligation for the SERPs at December 31, 2020 and 2019 was $27.4 million and $23.2 million, respectively. The unfunded status of the DB Pension Plan, the Life and Healthcare Plan, and SERPs was recognized in other liabilities in the Consolidated Statement of Condition at December 31, 2020 in the amounts of $8.8 million, $10.5 million, and $36.7 million, respectively. The unfunded status of the DB Pension Plan, the Life and Healthcare Plan, and SERPs in the amount of $8.0 million, $9.0 million, and $32.2 million, respectively, was recognized in other liabilities in the Consolidated Statement of Condition at December 31, 2019.

The actuarial losses shown above totaling $15.5 million in 2020 and $18.3 million in 2019 were mainly the result of lowering the discount rates used to measure the benefit obligation of all plans at December 31, 2020 from those used at the prior year-end. The specific discount rates for each plan at December 31, 2020 and December 31, 2019 are provided below.

Net periodic benefit cost and other comprehensive income (loss) includes the following components:

(In thousands)	DB Pension Plan			Life and Healthcare Plan			SERP Plan
Components of net periodic benefit cost	2020	2019	2018	2020	2019	2018	2020	2019	2018
Service cost	$0	$0	$0	$173	$159	$212	$214	$157	$160
Interest cost	2,371	2,936	2,508	245	289	270	914	909	833
Expected return on plan assets	(5,416)	(4,933)	(5,648)	0	0	0	0	0	0
Amortization of prior service (credit) cost	(10)	(10)	(10)	(61)	(62)	(62)	285	104	87
Recognized net actuarial loss	1,411	1,334	1,118	155	0	62	800	343	539
Recognized net actuarial gain due to curtailments	0	0	0	0	(399)	0	0	0	0
Net periodic benefit (credit) cost	$(1,644)	$(673)	$(2,032)	$512	$(13)	$482	$2,213	$1,513	$1,619

Service cost is included in salaries and wages in the Consolidated Statements of Income. The other components of net periodic benefit costs are included in other operating expense in the Consolidated Statements of Income.

Other changes in plan assets and benefit obligations recognized in other comprehensive income (loss):

(In thousands)	DB Pension Plan			Life and Healthcare Plan			SERP Plan
	2020	2019	2018	2020	2019	2018	2020	2019	2018
Net actuarial loss (gain)	$3,899	$2,776	$7,761	$1,340	$1,218	$(1,337)	$4,070	$6,128	$(2,987)
Recognized actuarial loss	(1,411)	(1,334)	(1,118)	(155)	0	(62)	(800)	(343)	(539)
Prior service credit	0	0	0	0	(203)	0	0	2,022	0
Recognized prior service cost (credit)	10	10	10	61	62	62	(285)	(104)	(87)
Prior service cost (credit) recognized due to curtailment	0	0	0	0	399	0	0	0	0
Recognized in other comprehensive income (loss)	$2,498	$1,452	$6,653	$1,246	$1,476	$(1,337)	$2,985	$7,703	$(3,613)
Total recognized in net periodic benefit cost and other comprehensive income (loss)	$854	$779	$4,621	$1,758	$1,463	$(855)	$5,198	$9,216	$(1,994)

Pre-tax amounts recognized as a component of accumulated other comprehensive income (loss) as of year-end that have not been recognized as a component of the Company’s combined net periodic benefit cost of the Company’s DB Pension Plan, Life and Healthcare Plan and SERPs are presented in the following table.

(In thousands)	DB Pension Plan			Life and Healthcare Plan			SERP Plan
	2020	2019	2018	2020	2019	2018	2020	2019	2018
Net actuarial loss (gain)	$50,533	$48,045	$46,603	$2,771	$1,586	$368	$14,614	$11,345	$5,560
Prior service cost (credit)	1	(9)	(20)	(287)	(348)	(606)	2,148	2,433	514
Total	$50,534	$48,036	$46,583	$2,484	$1,238	$(238)	$16,762	$13,778	$6,074

Weighted-average assumptions used in accounting for the plans were as follows:

(In thousands)	DB Pension Plan			Life and Healthcare Plan			SERP Plan
	2020	2019	2018	2020	2019	2018	2020	2019	2018
Discount Rates
Benefit Cost for Plan Year	3.04%	4.08%	3.43%	3.10%	4.13%	3.51%	3.14%	4.16%	3.55%
Benefit Obligation at End of Plan Year	2.24%	3.04%	4.08%	2.33%	3.10%	4.13%	2.37%	3.14%	4.16%
Expected long-term return on plan assets	6.75%	7.00%	7.25%	N/A	N/A	N/A	N/A	N/A	N/A
Rate of compensation increase
Benefit Cost for Plan Year	N/A	N/A	N/A	4.00%	4.00%	5.00%	5.00%	5.00%	5.00%
Benefit Obligation at End of Plan Year	N/A	N/A	N/A	4.00%	4.00%	4.00%	5.00%	5.00%	5.00%

To develop the expected long-term rate of return on assets assumption for the DB Pension Plan, the Company considered the historical returns and the future expectations for returns for each asset class, as well as target asset allocations of the pension portfolio. Based on this analysis, the Company selected 6.75% as the long-term rate of return on assets assumption.

The discount rates used to determine the Company’s DB Pension Plan and other post-retirement benefit obligations as of December 31, 2020, and December 31, 2019, were determined by matching estimated benefit cash flows to a yield curve derived from Citigroup’s regular bond yield at December 31, 2020 and December 31, 2019.

Based on the Company’s anticipation of future experience under the DB Pension Plan, the mortality tables used to determine future benefit obligations under the plan were updated as of December 31, 2020 to the PRI-2012 Mortality Tables with Mortality Improvement Scale MP 2019. The Company updated this assumption based on the new improvement table released by The Society of Actuaries in October 2020. The appropriateness of the assumptions is reviewed annually.

Cash Flows

Plan assets are amounts that have been segregated and restricted to provide benefits, and include amounts contributed by the Company and amounts earned from investing contributions, less benefits paid. The Company funds the cost of the SERPs and the Life and Healthcare Plan benefits on a pay-as-you-go basis.

The benefits as of December 31, 2020, expected to be paid in each of the next five fiscal years, and in the aggregate for the five fiscal years thereafter were as follows:

(In thousands)	DB Pension Plan	Life and Healthcare Plan	SERP Plan
2021	$4,290	$472	$719
2022	4,206	452	773
2023	4,393	446	880
2024	4,444	468	863
2025	4,625	463	860
2026-2030	23,920	2,341	6,130
Total	$45,878	$4,642	$10,225

Plan Assets

The Company’s DB Pension Plan’s weighted-average asset allocations at December 31, 2020 and 2019, respectively, by asset category are as follows:

	2020	2019
Equity securities	63%	62%
Debt securities	36%	36%
Other	1%	2%
Total Allocation	100%	100%

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

The intention is for the Fund to be prudently diversified. The Fund’s investments will be invested among the fixed income, equity and cash equivalent sectors. The Pension Committee will designate minimum and maximum positions in any of the sectors. In no case shall more than 10% of the Fund assets consist of qualified securities or real estate of the Company. Unless otherwise approved by the Trustees, the following investments are prohibited:

–Restricted stock, private placements, short positions, calls, puts, or margin transactions;

–Commodities, oil and gas properties, real estate properties, or

–Any investment that would constitute a prohibited transaction as described in the Employee Retirement Income Security Act of 1974 (“ERISA”), section 407, 29 U.S.C. 1106.

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

Fair Value Measurements
December 31, 2020
(In thousands)	Fair Value 2020	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$2,417	$2,417	$0	$0
Common stocks	26,422	26,422	0	0
Mutual funds	60,333	60,333	0	0
Total Fair Value of Plan Assets	$89,172	$89,172	$0	$0

Fair Value Measurements
December 31, 2019
(In thousands)	Fair Value 2019	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$1,367	$1,367	$0	$0
Common stocks	26,574	26,574	0	0
Mutual funds	54,411	54,411	0	0
Total Fair Value of Plan Assets	$82,352	$82,352	$0	$0

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

The Company has an Employee Stock Ownership Plan (ESOP) and a 401(k) Investment and Stock Ownership Plan (ISOP) covering substantially all employees of the Company. The ESOP allows for Company contributions in the form of common stock of the Company. Annually, the Tompkins Board of Directors determines a profit-sharing payout to its employees in accordance with a performance-based formula. A percentage of the approved amount is paid in Company common stock into the ESOP. Contributions are limited to a maximum amount as stipulated in the ESOP. The remaining percentage is either paid out in cash or deferred into the ISOP at the direction of the employee. Compensation expense related to the profit-sharing totaled $4.5 million in 2020, $4.4 million in 2019, and $4.9 million in 2018.

Under the ISOP, employees may contribute a percentage of their eligible compensation with a Company match of such contributions up to a maximum match of 4%. Participation in the 401(k) Plan is contingent upon certain age and service requirements. The Company’s expense associated with these matching provisions was $2.9 million in 2020, $2.9 million in 2019, and $2.6 million in 2018.

Life insurance benefits are provided to certain officers of the Company. In connection with these policies, the Company reflects life insurance assets on its Consolidated Statements of Condition of $84.7 million at December 31, 2020, and $83.0 million at December 31, 2019. The insurance is carried at its cash surrender value on the Consolidated Statements of Condition. Increases in the cash surrender value of the insurance are reflected as noninterest income, net of any related mortality expense.

The Company provides split dollar life insurance benefits to certain employees. The plan is unfunded and the estimated liability of the plan of $1.7 million and $1.6 million is recorded in other liabilities in the Consolidated Statements of Condition at December 31, 2020 and 2019, respectively. Compensation expense related to the split dollar life insurance was approximately $55,122 in 2020 and $49,801 in 2019.

Note 12 Stock Plans and Stock Based Compensation

In 2019, the 2009 Tompkins Financial Corporation Equity Plan (“2009 Equity Plan”) expired and was replaced by the new Tompkins Financial Corporation 2019 Equity Plan (“2019 Equity Plan”). Under the 2019 Equity Plan, the Company may grant stock appreciation rights ("SARs"), shares of restricted stock and restricted units and performance share awards covering up to 1,275,000 shares of the Company's common stock to certain officers, employees, and nonemployee directors. Additionally, restricted stock awards and restricted units and performance share awards will reduce the shares available for grant under the 2019 Equity Plan by 4.25 shares for each share subject to an award, resulting in a total number of full-value share awards that may be issued under the 2019 Plan to 300,000. Stock options and SARs are granted at an exercise price equal to the stock’s fair value at the date of grant, may not have a term in excess of ten years, and have vesting periods that range between five and seven years from the grant date. Restricted stock awards have vesting periods that range between four and seven years, and restricted units vest in five years from grant date, and have grant date fair values that equal the closing price of the Company’s common stock on grant date.

The Company granted 86,411 equity awards to its employees in 2020, consisting of 69,451 shares of restricted stock, 6,545 performance share awards and 10,415 restricted stock units. The Company granted 62,360 equity awards to its employees in 2019, consisting of 49,365 shares of restricted stock, 4,650 performance share awards and 8,345 restricted stock units. The Company granted 65,785 equity awards to its employees in 2018, consisting of 65,785 shares of restricted stock.

The following table presents the activity related to stock options and SARs under all plans for the year ended December 31, 2020.

	Number of Shares/Rights	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2020	157,622	$49.72
Granted	0	0.00
Exercised	(13,235)	39.98
Forfeited	0	0.00
Outstanding at December 31, 2020	144,387	$50.61	3.48	$2,991,656
Exercisable at December 31, 2020	118,697	$49.17	3.23	$2,622,344

Total stock-based compensation expense for stock options and SARs was $194,000 in 2020, $235,000 in 2019, and $304,000 in 2018. As of December 31, 2020, unrecognized compensation cost related to unvested stock options and SARs totaled $191,000. The cost is expected to be recognized over a weighted average period of 1.3 years. Net cash proceeds, tax benefits and intrinsic value related to total stock options, SARs, and restricted stock exercised is as follows:

(in thousands)	2020	2019	2018
Proceeds from stock option exercises	$(253)	$(992)	$(540)
Tax benefits related to stock option exercises	156	944	680
Intrinsic value of stock option exercises	570	2,460	1,447

The Company uses the Black-Scholes option-valuation model to determine the fair value of incentive stock options and SARs at the date of grant. The valuation model estimates fair value based on the assumptions for the risk-free rate, expected dividend yield, volatility and expected life. The risk-free rate is the interest rate available on zero-coupon U.S. Treasury instruments with a remaining term equal to the expected term of the share option at the time of grant. The expected dividend yield is based on the dividend trends and the market price of the Company’s stock price at grant. Volatility is largely based on historical volatility of the Company’s stock price. The expected term is based upon historical experience of employee exercises and terminations as the vesting term of the grants. The fair values of the grants are expensed over the vesting periods. There were no incentive stock options or SARs granted in 2020, 2019 and 2018.

December 31, 2020
Options and SARs Outstanding			Options and SARs Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$35.71-37.50	22,872	0.63	$37.00	22,872	$37.00
$37.51-41.00	24,711	2.28	$40.60	24,711	$40.60
$41.01-50.00	46,886	3.80	$49.22	38,066	$49.22
$50.01-76.90	49,696	5.07	$63.01	32,881	$63.82
$76.91-86.18	222	5.89	$86.18	167	$86.18
	144,387	3.48	$50.61	118,697	$49.17

The following table presents activity related to restricted stock awards and restricted stock units for the year ended December 31, 2020.

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at January 1, 2020	247,967	$73.66
Granted	86,411	63.44
Vested	(73,272)	64.06
Forfeited	(6,117)	75.98
Unvested at December 31, 2020	254,989	$70.55

The Company granted 69,451 restricted stock awards, 10,415 restricted stock units and 6,545 performance share awards in 2020, each at an average grant date fair value of $63.44. The Company granted 49,365 restricted stock awards, 8,345 restricted stock units and 4,650 performance share awards in 2019, each at an average grant date fair value of $89.21. The Company granted 65,785 restricted stock awards in 2018 at an average grant date fair value of $75.44. The grant date fair values were the closing prices of the Company’s common stock on the grant dates. The Company recognized stock-based compensation related to restricted stock awards, restricted stock units, and performance share awards of $4.7 million in 2020, $4.0 million in 2019, and $3.2 million in 2018. Unrecognized compensation costs related to restricted stock and performance awards, and restricted stock units totaled $13.5 million at December 31, 2020 and will be recognized over 3.4 years and 4.5 years, respectively on a weighted average basis.

Note 13 Other Noninterest Income and Expense

Other income and operating expense totals are presented in the table below.  Components of these totals exceeding 1%, and other significant items, of the aggregate of total other noninterest income and total other noninterest expenses for any of the years presented below are stated separately.

	Year ended December 31,
(In thousands)	2020	2019	2018
NONINTEREST INCOME
Other service charges	$2,835	$3,166	$3,263
Increase in cash surrender value of corporate owned life insurance	2,188	2,164	1,818
Net gain on sale of loans	2,054	227	458
Gain on sale of fixed assets	3	98	2,954
Other miscellaneous income	1,737	2,761	4,637
Total other noninterest income	$8,817	$8,416	$13,130
NONINTEREST EXPENSES
Marketing expense	$4,750	$4,856	$5,495
Professional fees	6,054	8,942	8,564
Technology expense	11,791	10,666	10,099
Cardholder expense	3,252	3,238	3,277
FDIC insurance	2,398	773	2,618
Other miscellaneous expenses	17,546	17,774	20,868
Total other noninterest expenses	$45,791	$46,249	$50,921

Note 14 Revenue Recognition
As stated in Note 1 - "Summary of Significant Accounting Policies," the Company adopted ASU No. 2014-09 “Revenue from Contracts with Customers” (ASC 606) and all subsequent ASUs that modified ASC 606 on January 1, 2018. ASC 606 does not apply to revenue associated with financial instruments, including revenue from loans and securities. In addition, certain noninterest income streams such as fees associated with mortgage servicing rights, financial guarantees, derivatives, and certain credit card fees are also not in scope of the new guidance. ASC 606 is applicable to noninterest revenue streams such as trust and asset management income, deposit related fees, interchange fees, merchant income, and annuity and insurance commissions. However, the recognition of these revenue streams did not change significantly upon adoption of ASC 606.

Insurance Commissions and Fees
Insurance commissions and fees from insurance product sales are typically earned upon the effective date of bound coverage, as no significant performance obligation remains after coverage is bound. Commission revenue on policies billed in installments is now accrued based upon the completion of the performance obligation creating a current asset for the unbilled revenue until such time as an invoice is generated, typically not to exceed twelve months. The impact of these changes was not significant, but it will result in slight variances from quarter to quarter. Contingent commissions are estimated based upon management’s expectations for the year with an appropriate constraint applied and accrued relative to the recognition of the corresponding core commissions.

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

Mutual Fund & Investment Income
Mutual fund and investment income consists of other recurring revenue streams such as commissions from sales of mutual funds and other investments, investment advisory fees from the Company’s Strategic Asset Management Services (SAM) wealth management product. Commissions from the sale of mutual funds and other investments are recognized on trade date, which is when the Company has satisfied its performance obligation. The Company also receives periodic service fees (i.e., trailers) from mutual fund companies typically based on a percentage of net asset value, recorded over time, usually monthly or quarterly, as net asset value is determined. Investment advisor fees from the wealth management product is earned over time and based on an annual percentage rate of the net asset value. The investment advisor fees are charged to the customer’s account in advance on the first month of the quarter, and the revenue is recognized over the following three-month period. The Company does engage a third party, LPL Financial, LLC (LPL), to satisfy part of this performance obligation, and therefore this income is reported net of any corresponding expenses paid to LPL.

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

Other
Other service charges include revenue from processing wire and ACH transfers, lock box service and safe deposit box rental. Payment on these revenue streams is received primarily through a direct charge to the customer’s account, immediately or in the following month, and therefore, the Company’s performance obligation is satisfied, and related revenue recognized, at a point in time.

The following presents noninterest income, segregated by revenue streams in-scope and out-of-scope of ASC 606, for the years ended December 31, 2020, 2019, and 2018..

	Year Ended
(In thousands)	12/31/2020	12/31/2019	12/31/2018
Noninterest Income
In-scope of Topic 606:
Insurance Revenues	$31,505	$31,091	$29,369
Investment Service Income	17,520	16,434	17,288
Service Charges on Deposit Accounts	6,312	8,321	8,435
Card Services Income	9,263	10,526	9,693
Other	1,146	1,183	1,176
Noninterest Income (in-scope of ASC 606)	65,746	67,555	65,961
Noninterest Income (out-of-scope of ASC 606)	8,114	7,878	11,488
Total Noninterest Income	$73,860	$75,433	$77,449

Contract Balances
A contract asset balance occurs when an entity performs a service for a customer before the customer pays consideration or before payment is due, which would result in contract receivables or assets, respectively. A contract liability balance is an entity’s obligation to transfer a service to a customer for which the entity has already received payment or for which payment is due from the customer. The Company’s noninterest revenue streams, excluding some insurance commissions and fees, are largely based on transactional activity, or standard month-end revenue accruals such as asset management fees based on month-end market values. Receivables primarily consist of amounts due for insurance and wealth management services performed for which the Company's performance obligations have been fully satisfied. Receivables amounted to $5.2 million and $2.2 million, respectively, at December 31, 2020, compared to $4.7 million and $2.0 million, respectively, at December 31, 2019. Additionally, the Company had contract assets related to contingent income of $2.5 million and $2.2 million, respectively, related to period end 2020 and 2019, and contract liabilities of $2.0 million for both year end 2020 and 2019.

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

Note 15 Income Taxes

The income tax expense (benefit) attributable to income from operations is summarized as follows:

(In thousands)	Current	Deferred	Total
2020
Federal	$22,199	$(5,247)	$16,952
State	4,009	(1,037)	2,972
Total	$26,208	$(6,284)	$19,924
2019
Federal	$15,161	$2,668	$17,829
State	2,782	405	3,187
Total	$17,943	$3,073	$21,016
2018
Federal	$16,391	$2,281	$18,672
State	3,060	73	3,133
Total	$19,451	$2,354	$21,805

The primary reasons for the differences between income tax expense and the amount computed by applying the statutory federal income tax rate to earnings are as follows:

	2020	2019	2018
Statutory federal income tax rate	21.0%	21.0%	21.0%
State income taxes, net of federal benefit	2.4	2.5	2.4
Tax exempt income	(1.8)	(1.5)	(1.5)
Excess benefits from equity-based compensation	(0.2)	(0.8)	(0.6)
Bank-owned life insurance income	(0.5)	(0.5)	(0.4)
Federal tax credit	(0.4)	(0.7)	(0.6)
All other	(0.1)	0.5	0.6
Total	20.4%	20.5%	20.9%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Significant components of the Company’s deferred tax assets and liabilities as of December 31 were as follows:

(In thousands)	2020	2019
Deferred tax assets:
Allowance for credit losses	$13,095	$9,913
Lease liability	7,858	8,363
Interest income on nonperforming loans	500	368
Compensation and benefits	11,580	10,972
Liabilities held at fair value	20	4
Deferred loan fees and costs	1,783	732
Other	1,097	1,110
Total	$35,933	$31,462
Deferred tax liabilities:
Prepaid pension	10,254	9,856
Right of use asset	7,270	7,790
Depreciation	3,735	4,688
Intangibles	1,266	1,128
Purchase accounting adjustments	5	274
Leases	2,425	2,472
Other	1,504	1,478
Total deferred tax liabilities	$26,459	$27,686
Net deferred tax asset at year-end	$9,474	$3,776
Net deferred tax asset at beginning of year	$3,776	$6,849
Decrease (increase) in net deferred tax asset	5,698	(3,073)
CECL accounting standard adoption recorded through equity	$586	$0
Deferred tax expense	$(6,284)	$3,073

The above analysis does not include recorded deferred tax assets (liabilities) of $(6.7) million and $(1.3) million as of December 31, 2020 and 2019, respectively, related to net unrealized holdings losses/(gains) in the available-for-sale securities portfolio. In addition, the analysis excludes recorded deferred tax assets of $17.1 million and $15.5 million, as of December 31, 2020 and 2019, respectively, related to employee benefit plans.

Realization of deferred tax assets is dependent upon the generation of future taxable income or the existence of sufficient taxable income. A valuation allowance is provided when it is more likely than not that some portion of the deferred tax assets will not be realized. In assessing the need for a valuation allowance, management considers the scheduled reversal of the deferred tax liabilities, the level of historical taxable income, and the projected future taxable income over the periods in which the temporary differences comprising the deferred tax assets will be deductible. Based on its assessment, management determined that no valuation allowance was necessary at December 31, 2020 and 2019.

At December 31, 2020 and December 31, 2019, the Company had no ASC 740-10 unrecognized tax benefits. The Company does not expect the total amount of unrecognized tax benefits to significantly increase within the next twelve months. The Company recognizes interest and penalties on unrecognized tax benefits in income tax expense in its Consolidated Statements of Income.

The Company is subject to U.S. federal income tax and income tax in New York and various state jurisdictions. All tax years ending after December 31, 2016 are open to examination by the taxing authorities.

Note 16 Other Comprehensive Income (Loss)

The tax effect allocated to each component of other comprehensive income (loss) were as follows:

December 31, 2020	Before-Tax Amount	Tax (Expense) Benefit	Net of Tax
Available-for-sale securities:
(In thousands)
Change in net unrealized gain during the period	$22,381	$(5,487)	$16,894
Reclassification adjustment for net realized gain on sale included in available-for-sale securities	(430)	106	(324)
Net unrealized gains	21,951	(5,381)	16,570

Employee benefit plans:
Net retirement plan loss	(9,309)	2,281	(7,028)
Amortization of net retirement plan actuarial gain	2,366	(580)	1,786
Amortization of net retirement plan prior service (cost) credit	214	(52)	162
Employee benefit plans	(6,729)	1,649	(5,080)

Other comprehensive income	$15,222	$(3,732)	$11,490

December 31, 2019	Before-Tax Amount	Tax (Expense) Benefit	Net of Tax
Available-for-sale securities:
(In thousands)
Change in net unrealized loss during the period	$33,431	$(8,190)	$25,241
Unrealized gains on HTM securities transferred to AFS securities	3,777	(925)	2,852
Reclassification adjustment for net realized loss on sale included in available-for-sale securities	(616)	151	(465)
Net unrealized gains	36,592	(8,964)	27,628

Employee benefit plans:
Net retirement plan loss	(10,122)	2,480	(7,642)
Net actuarial gain due to curtailment	(399)	97	(302)
Net retirement plan prior service credit	(1,819)	446	(1,373)
Amortization of net retirement plan actuarial gain	1,677	(411)	1,266
Amortization of net retirement plan prior service (cost) credit	32	(8)	24
Employee benefit plans	(10,631)	2,604	(8,027)

Other comprehensive income	$25,961	$(6,360)	$19,601

December 31, 2018	Before-Tax Amount	Tax (Expense) Benefit	Net of Tax
Available-for-sale securities:
(In thousands)
Change in net unrealized loss during the period	$(14,550)	$3,569	$(10,981)
Reclassification adjustment for net realized loss on sale included in available-for-sale securities	440	(108)	332
Net unrealized losses	(14,110)	3,461	(10,649)

Employee benefit plans:
Net retirement plan loss	(3,437)	843	(2,594)
Amortization of net retirement plan actuarial loss	1,719	(421)	1,298
Amortization of net retirement plan prior service (cost) credit	15	(4)	11
Employee benefit plans	(1,703)	418	(1,285)

Other comprehensive loss	$(15,813)	$3,879	$(11,934)

The following table presents the activity in our accumulated other comprehensive loss for the periods indicated:

(In thousands)	Available-for-Sale Securities	Employee Benefit Plans	Accumulated Other Comprehensive Income (loss)
Balance at January 1, 2018	$(13,005)	$(38,291)	$(51,296)
Other comprehensive loss	(10,649)	(1,285)	(11,934)
Adoption of ASU 2016-01	65	0	65
Balance at December 31, 2018	$(23,589)	$(39,576)	$(63,165)

Balance at January 1, 2019	(23,589)	(39,576)	(63,165)
Other comprehensive income (loss)	27,628	(8,027)	19,601
Balance at December 31, 2019	$4,039	$(47,603)	$(43,564)

Balance at January 1, 2020	4,039	(47,603)	(43,564)
Other comprehensive income (loss)	16,570	(5,080)	11,490
Balance at December 31, 2020	$20,609	$(52,683)	$(32,074)

December 31, 2020
Details about Accumulated other Comprehensive Income Components (in thousands)	Amount Reclassified from Accumulated Other Comprehensive (Loss)[1]	Affected Line Item in the Statement Where Net Income is Presented
Available-for-sale securities:
Unrealized gains and losses on available-for-sale securities	$430	Net (loss) gain on securities transactions
	(106)	Tax expense
	324	Net of tax
Employee benefit plans:
Amortization of the following[2]
Net retirement plan actuarial gain	(2,366)	Other operating expense
Net retirement plan prior service credit	(214)	Other operating expense
	(2,580)	Total before tax
	632	Tax benefit
	$(1,948)	Net of tax

December 31, 2019
Details about Accumulated other Comprehensive Income Components (in thousands)	Amount Reclassified from Accumulated Other Comprehensive (Loss)[1]	Affected Line Item in the Statement Where Net Income is Presented
Available-for-sale securities:
Unrealized gains and losses on available-for-sale securities	$616	Net (loss) gain on securities transactions
	(151)	Tax benefit
	465	Net of tax
Employee benefit plans:
Amortization of the following[2]
Net retirement plan actuarial gain	(1,677)	Other operating expense
Net retirement plan prior service credit	(32)	Other operating expense
	(1,709)	Total before tax
	419	Tax benefit
	$(1,290)	Net of tax
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

The Company’s maximum potential obligations to extend credit for loan commitments (unfunded loans, unused lines of credit, and standby letters of credit) outstanding on December 31 were as follows:

(In thousands)	2020	2019
Loan commitments	$144,593	$149,397
Standby letters of credit	31,441	30,460
Undisbursed portion of lines of credit	830,930	800,316
Total	$1,006,964	$980,173

Commitments to extend credit (including lines of credit) are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Standby letters of credit are conditional commitments to guarantee the performance of a customer to a third party. The Company extends standby letters of credit to its customers in the normal course of business. The standby letters of credit are generally short-term. As of December 31, 2020, the Company’s maximum potential obligation under standby letters of credit was $31.4 million. Management uses the same credit policies in making commitments to extend credit and standby letters of credit as are used for on-balance-sheet lending decisions. Based upon management’s evaluation of the counterparty, the Company may require collateral to support commitments to extend credit and standby letters of credit. The credit risk amounts are equal to the contractual amounts, assuming the amounts are fully advanced and collateral or other security is of no value. The Company does not anticipate losses as a result of these transactions. These commitments also have off-balance-sheet interest-rate risk, in that the interest rate at which these commitments were made may not be at market rates on the date the commitments are fulfilled. Since some commitments and standby letters of credit are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash flow requirements.

At December 31, 2020, the Company had rate lock agreements associated with mortgage loans to be sold in the secondary market (certain of which relate to loan applications for which no formal commitment has been made) amounting to approximately $0.4 million. In order to limit the interest rate risk associated with rate lock agreements, as well as the interest rate risk associated with mortgages held for sale, if any, the Company enters into agreements to sell loans in the secondary market to unrelated investors on a loan-by-loan basis. At December 31, 2020, the Company had approximately $4.4 million of commitments to sell mortgages to unrelated investors on a loan-by-loan basis.

In the normal course of business, the Company is involved in various legal proceedings, investigations, and administrative proceedings. Civil litigation may range from individual actions involving a single plaintiff to putative class action lawsuits with potentially thousands of class members. Investigations may involve both formal and informal proceedings, by both government agencies and self-regulatory bodies. Based on information presently known to us, we do not believe there is any matter to which we are a party, or involving any of our properties, that individually or in the aggregate, would reasonably be expected to have a material adverse effect on our financial statements.

Note 18 Earnings Per Share

Calculation of basic earnings per share (Basic EPS) and diluted earnings per share (Diluted EPS) is shown below.

	Year ended December 31,
(In thousands, except share and per share data)	2020	2019	2018
Basic
Net income available to common shareholders	$77,588	$81,718	$82,308
Less: income attributable to unvested stock-based compensation awards	(857)	(1,306)	(1,315)
Net earnings allocated to common shareholders	76,731	80,412	80,993

Weighted average shares outstanding, including unvested stock-based compensation awards	14,933,990	15,149,535	15,283,914

Less: average unvested stock-based compensation awards	(230,600)	(242,478)	(244,685)
Weighted average shares outstanding - Basic	14,703,390	14,907,057	15,039,229

Diluted
Net earnings allocated to common shareholders	76,731	80,412	80,993

Weighted average shares outstanding - Basic	14,703,390	14,907,057	15,039,229

Plus: incremental shares from assumed conversion of stock-based compensation awards	38,650	66,894	93,028

Weighted average shares outstanding - Diluted	14,742,040	14,973,951	15,132,257

Basic EPS	$5.22	$5.39	$5.39
Diluted EPS	$5.20	$5.37	$5.35

Stock-based compensation awards representing 7,591, 14,982, and 10,013 common shares for 2020, 2019, and 2018, respectively, were not included in the computations of diluted earnings per common share because the effect on those periods would have been antidilutive.

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

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of December 31, 2020 and 2019 segregated by the level of valuation inputs within the fair value hierarchy used to measure fair value.

Recurring Fair Value Measurements
December 31, 2020

(In thousands)	Fair Value 12/31/2020	(Level 1)	(Level 2)	(Level 3)
Available-for-sale securities
Obligations of U.S. Government sponsored entities	$607,480	$0	$607,480	$0
Obligations of U.S. states and political subdivisions	129,746	0	129,746	0
Mortgage-backed securities - residential, issued by
U.S. Government agencies	182,108	0	182,108	0
U.S. Government sponsored entities	705,480	0	705,480	0
U.S. corporate debt securities	2,379	0	2,379	0
Total Available-for-sale securities	$1,627,193	$0	$1,627,193	$0
Equity securities	$929	$0	$0	$929

The change in the fair value of the $929,000 of equity securities valued using significant unobservable inputs (level 3), between January 1, 2020 and December 31, 2020 was immaterial.

Recurring Fair Value Measurements
December 31, 2019

(In thousands)	Fair Value 12/31/2019	(Level 1)	(Level 2)	(Level 3)
Available-for-sale securities
U.S. Treasuries	$1,840	$0	$1,840	$0
Obligations of U.S. Government sponsored entities	372,488	0	372,488	0
Obligations of U.S. states and political subdivisions	97,785	0	97,785	0
Mortgage-backed securities - residential, issued by
U.S. Government agencies	164,451	0	164,451	0
U.S. Government sponsored entities	659,590	0	659,590	0
U.S. corporate debt securities	2,433	0	2,433	0
Total Available-for-sale securities	$1,298,587	$0	$1,298,587	$0
Equity securities	$915	$0	$0	$915

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

Certain assets are measured at fair value on a nonrecurring basis, that is, they are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances. For the Company, these include loans held for sale, collateral dependent individually evaluated loans, other real estate owned, goodwill and other intangible assets. During 2020, certain collateral dependent individually evaluated loans and other real estate owned at December 31, 2020, were adjusted down to fair value. Collateral values are estimated using Level 2 inputs based upon observable market data. Real estate values are generally valued using independent appraisals or other indications of value based on recent comparable sales of similar properties or assumptions generally available in the market.

(In thousands)		Fair value measurements at reporting date using:			Gain (losses) from fair value changes
	As of	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs	Year ended
Assets:	12/31/2020	(Level 1)	(Level 2)	(Level 3)	12/31/2020
Individually evaluated loans	$22,171	$0	$22,171	$0	$(1,855)
Other real estate owned	88	0	88	0	(35)

(In thousands)		Fair value measurements at reporting date using:			Gain (losses) from fair value changes
	As of	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs	Year ended
Assets:	12/31/2019	(Level 1)	(Level 2)	(Level 3)	12/31/2019
Individually evaluated loans	$14,050	$0	$14,050	$0	$(4,184)
Other real estate owned	315	0	315	0	(94)

The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments at December 31, 2020 and 2019. The carrying amounts shown in the table are included in the Consolidated Statements of Condition under the indicated captions. The fair value estimates, methods and assumptions set forth below for the Company’s financial instruments, including those financial instruments carried at cost, are made solely to comply with disclosures required by U.S. generally accepted accounting principles and does not always incorporate the exit-price concept of fair value prescribed by ASC Topic 820-10 and should be read in conjunction with the financial statements and notes included in this Report.

Estimated Fair Value of Financial Instruments
December 31, 2020
(In thousands)	Carrying Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets:
Cash and cash equivalents	$388,462	$388,462	$388,462	$0	$0
FHLB and FRB stock	16,382	16,382	0	16,382	0
Accrued interest receivable	32,025	32,025	0	32,025	0
Loans and leases, net[1]	5,208,658	5,226,301	0	22,171	5,204,130

Financial Liabilities:
Time deposits	$746,234	$753,045	$0	$753,045	$0
Other deposits	5,691,518	5,691,518	0	5,691,518	0
Securities sold under agreements to repurchase	65,845	65,845	0	65,845	0
Other borrowings	265,000	274,238	0	274,238	0
Trust preferred debentures	13,220	18,483	0	18,483	0
Accrued interest payable	1,727	1,727	0	1,727	0
 1 Lease receivables, although excluded from the scope of ASC Topic 825, are included in the estimated fair value amounts at their carrying value.

Estimated Fair Value of Financial Instruments
December 31, 2019
(In thousands)	Carrying Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets:
Cash and cash equivalents	$137,982	$137,982	$137,982	$0	$0
FHLB and FRB stock	33,695	33,695	0	33,695	0
Accrued interest receivable	19,293	19,293	0	19,293	0
Loans and leases, net[1]	4,877,658	4,798,268	0	14,050	4,784,218

Financial Liabilities:
Time deposits	$675,014	$677,205	$0	$677,205	$0
Other deposits	4,537,907	4,537,907	0	4,537,907	0
Securities sold under agreements to repurchase	60,346	60,346	0	60,346	0
Other borrowings	658,100	659,895	0	659,895	0
Trust preferred debentures	17,035	21,904	0	21,904	0
Accrued interest payable	2,486	2,486	0	2,486	0
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

As of December 31, 2020, the most recent notifications from Federal bank regulatory agencies categorized Tompkins Trust Company, The Bank of Castile, Mahopac Bank, and VIST Bank as “well capitalized” under the regulatory framework for PCA. To be categorized as well capitalized, the Company and its subsidiary banks must maintain total risk-based, Tier 1 risk-based, common equity Tier 1 capital and Tier 1 leverage ratios as set forth in the table below. There are no conditions or events since that notification that management believes have changed the capital category of the Company or its subsidiary banks.

In the first quarter of 2020, U.S. Federal regulatory authorities issued an interim final rule that provided banking organizations that adopt CECL during the 2020 calendar year with the option to delay for two years the estimated impact of CECL on regulatory capital relative to regulatory capital determined under the prior incurred loss methodology, followed by a three-year transition period to phase out the aggregate amount of the capital benefit provided during the initial two-year delay (i.e., a five-

year transition in total). In connection with our adoption of CECL on January 1, 2020, we elected to utilize the five-year CECL transition.

The following table presents actual and required capital ratios as of December 31, 2020 and December 31, 2019 for Tompkins and its four banking subsidiaries. The minimum required capital amounts presented include the minimum required capital levels as of January 1, 2020. Capital levels required to be considered well capitalized are based upon prompt corrective action regulations, as amended to reflect the changes under the Basel III Capital Rules.

Actual capital amounts and ratios of the Company and its subsidiary banks are as follows:

	Actual	Minimum Capital Required- Basel III Fully-Phased-In	Required to be Considered Well Capitalized
(dollar amounts in thousands)	Amount/Ratio	Amount/Ratio	Amount/Ratio
December 31, 2020
Total Capital (to risk-weighted assets)
The Company (consolidated)	$720,755 /14.4%	$525,755/>10.5%	$500,719/>10.0%
Trust Company	$210,756/14.7%	$150,482/>10.5%	$143,316/>10.0%
Castile	$157,514/12.6%	$131,034/>10.5%	$124,795/>10.0%
Mahopac	$133,969/13.0%	$108,129/>10.5%	$102,980/>10.0%
VIST	$175,931/13.7%	$134,615/>10.5%	$128,205/>10.0%
Common Equity Tier 1 Capital (to risk-weighted assets)
The Company (consolidated)	$654,144/13.1%	$350,503/>7.0%	$325,467/>6.5%
Trust Company	$196,522/13.7%	$100,321/>7.0%	$93,156/>6.5%
Castile	$144,448/11.6%	$87,356/>7.0%	$81,117/>6.5%
Mahopac	$122,393/11.9%	$72,086/>7.0%	$66,937/>6.5%
VIST	$163,895/12.8%	$89,743/>7.0%	$83,333/>6.5%
Tier 1 Capital (to risk-weighted assets)
The Company (consolidated)	$667,364/13.3%	$425,611/>8.5%	$400,575/>8.0%
Trust Company	$196,522/13.7%	$121,819/>8.5%	$114,653/>8.0%
Castile	$144,448/11.6%	$106,076/>8.5%	$99,836/>8.0%
Mahopac	$122,393/11.9%	$87,533/>8.5%	$82,384/>8.0%
VIST	$163,895/12.8%	$108,794/>8.5%	$102,564/>8.0%
Tier 1 Capital (to average assets)
The Company (consolidated)	$667,364/8.8%	$305,083/>4.0%	$381,354/>5.0%
Trust Company	$196,522/8.2%	$95,691/>4.0%	$119,614/>5.0%
Castile	$144,448/8.1%	$71,605/>4.0%	$89,507/>5.0%
Mahopac	$122,393/8.2%	$59,742/>4.0%	$74,678/>5.0%
VIST	$163,895/8.4%	$77,874/>4.0%	$83,333/>5.0%

December 31, 2019
Total Capital (to risk-weighted assets)
The Company (consolidated)	$666,106 /13.5%	$517,039/>10.5%	$492,418/>10.0%
Trust Company	$197,660/14.1%	$147,405/>10.5%	$140,386/>10.0%
Castile	$145,669/12.2%	$125,493/>10.5%	$119,517/>10.0%
Mahopac	$128,238/13.0%	$103,800/>10.5%	$98,857/>10.0%
VIST	$161,559/12.2%	$139,235/>10.5%	$132,605/>10.0%
Common Equity Tier 1 Capital (to risk-weighted assets)
The Company (consolidated)	$607,290/12.3%	$344,692/>7.0%	$320,072/>6.5%
Trust Company	$185,499/13.2%	$98,270/>7.0%	$91,251/>6.5%
Castile	$136,342/11.4%	$83,662/>7.0%	$77,686/>6.5%
Mahopac	$116,953/11.8%	$69,200/>7.0%	$64,257/>6.5%
VIST	$152,550/11.5%	$92,823/>7.0%	$86,193/>6.5%
Tier 1 Capital (to risk-weighted assets)
The Company (consolidated)	$624,325/12.7%	$418,555/>8.5%	$393,934/>8.0%
Trust Company	$185,499/13.2%	$119,328/>8.5%	$112,309/>8.0%
Castile	$136,342/11.4%	$101,589/>8.5%	$95,614/>8.0%
Mahopac	$116,953/11.8%	$84,029/>8.5%	$79,086/>8.0%
VIST	$152,550/11.5%	$112,714/>8.5%	$106,084/>8.0%
Tier 1 Capital (to average assets)
The Company (consolidated)	$624,325/9.6%	$259,903/>4.0%	$324,879/>5.0%
Trust Company	$185,499/9.2%	$81,001/>4.0%	$101,252/>5.0%
Castile	$136,342/9.2%	$59,239/>4.0%	$74,049/>5.0%
Mahopac	$116,953/8.9%	$52,469/>4.0%	$65,586/>5.0%
VIST	$152,550/8.7%	$70,228/>4.0%	$87,785/>5.0%

Note 21 Condensed Parent Company Only Financial Statements

Condensed financial statements for Tompkins (the Parent Company) as of December 31, 2020, 2019 and 2018 are presented below.

Condensed Statements of Condition
(In thousands)	2020	2019
Assets
Cash	$16,588	$14,631
Investment in subsidiaries, at equity	707,721	664,775
Other	5,965	3,873
Total Assets	$730,274	$683,279
Liabilities and Shareholders’ Equity
Borrowings	0	4,000
Trust preferred debentures issued to non-consolidated subsidiary	13,220	17,035
Other liabilities	777	602
Tompkins Financial Corporation Shareholders’ Equity	716,277	661,642
Total Liabilities and Shareholders’ Equity	$730,274	$683,279

Condensed Statements of Income
(In thousands)	2020	2019	2018
Dividends received from subsidiaries	$60,818	$72,827	$44,518
Other income	52	240	332
Total Operating Income	$60,870	$73,067	$44,850
Interest expense	1,241	1,450	1,468
Other expenses	9,184	8,409	7,222
Total Operating Expenses	$10,425	$9,859	$8,690
Income Before Taxes and Equity in Undistributed
Earnings of Subsidiaries	50,445	63,208	36,160
Income tax benefit	2,160	2,085	1,687
Equity in undistributed earnings of subsidiaries	24,983	16,425	44,461
Net Income	$77,588	$81,718	$82,308

Condensed Statements of Cash Flows
(In thousands)	2020	2019	2018
Operating activities
Net income	$77,588	$81,718	$82,308
Adjustments to reconcile net income to net cash provided by operating activities
Equity in undistributed earnings of subsidiaries	(24,983)	(16,425)	(44,461)
Other, net	(1,541)	3,209	1,014
Net Cash Provided by Operating Activities	51,064	68,502	38,861
Investing activities
Other, net	(100)	3,265	0
Net Cash (Used in) Provided by Investing Activities	(100)	3,265	0
Financing activities

Borrowings, net	(4,000)	0	(5,000)
Cash dividends	(31,359)	(30,637)	(29,634)
Repurchase of common shares	(9,414)	(29,867)	(2,448)
Redemption of trust preferred debentures	(4,124)	0	0
Net proceeds from restricted stock awards	(1,682)	(1,875)	(1,403)
Shares issued for dividend reinvestment plan	1,825	0	0
Shares issued for employee stock ownership plan	0	0	3,073
Net proceeds from exercise of stock options	(253)	(992)	(540)
Net Cash Used in Financing Activities	(49,007)	(63,371)	(35,952)
Net increase in cash	1,957	8,396	2,909
Cash at beginning of year	14,631	6,235	3,326
Cash at End of Year	$16,588	$14,631	$6,235

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

Banking
The banking segment is primarily comprised of the Company's four banking subsidiaries: Tompkins Trust Company, a commercial bank with 14 banking offices operated in Ithaca, NY and surrounding communities; The Bank of Castile (DBA Tompkins Bank of Castile), a commercial bank with 16 banking offices located in the Genesee Valley region of New York State as well as Monroe County; Mahopac Bank (DBA Tompkins Mahopac Bank), a commercial bank with 14 full-service banking offices located in the counties north of New York City; and VIST Bank (DBA Tompkins VIST Bank), a banking organization with 20 banking offices headquartered and operating in Southeastern Pennsylvania.

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

As of and for the year ended December 31, 2020
(In thousands)	Banking	Insurance	Wealth Management	Intercompany	Consolidated
Interest income	$254,330	$4	$0	$(4)	$254,330
Interest expense	28,995	0	0	(4)	28,991
Net interest income	225,335	4	0	0	225,339
Provision for credit loss expense	16,151	0	0	0	16,151
Noninterest income	26,015	31,930	18,131	(2,216)	73,860
Noninterest expense	148,742	25,941	12,915	(2,216)	185,382
Income before income tax expense	86,457	5,993	5,216	0	97,666
Income tax expense	17,033	1,625	1,266	0	19,924
Net Income attributable to noncontrolling interests and Tompkins Financial Corporation	69,424	4,368	3,950	0	77,742
Less: Net income attributable to noncontrolling interests	154	0	0	0	154
Net Income attributable to Tompkins Financial Corporation	$69,270	$4,368	$3,950	$0	$77,588

Depreciation and amortization	$9,912	$229	$51	$0	$10,192
Assets	7,564,342	41,812	28,616	(12,599)	7,622,171
Goodwill	64,370	19,866	8,211	0	92,447
Other intangibles, net	2,418	2,398	89	0	4,905
Net loans and leases	5,208,658	0	0	0	5,208,658
Deposits	6,449,289	0	0	(11,537)	6,437,752
Total equity	660,334	31,455	25,900	0	717,689

As of and for the year ended December 31, 2019
(In thousands)	Banking	Insurance	Wealth Management	Intercompany	Consolidated
Interest income	$261,378	$3	$0	$(3)	$261,378
Interest expense	50,753	0	0	(3)	50,750
Net interest income	210,625	3	0	0	210,628
Provision for loan and lease losses	1,366	0	0	0	1,366
Noninterest income	29,054	31,501	17,001	(2,123)	75,433
Noninterest expense	145,102	25,908	12,947	(2,123)	181,834
Income before income tax expense	93,211	5,596	4,054	0	102,861
Income tax expense	18,598	1,426	992	0	21,016
Net Income attributable to noncontrolling interests and Tompkins Financial Corporation	74,613	4,170	3,062	0	81,845
Less: Net income attributable to noncontrolling interests	127	0	0	0	127
Net Income attributable to Tompkins Financial Corporation	$74,486	$4,170	$3,062	$0	$81,718

Depreciation and amortization	$9,778	$225	$41	$0	$10,044
Assets	6,671,409	41,841	24,313	(11,940)	6,725,623
Goodwill	64,370	19,866	8,211	0	92,447
Other intangibles, net	3,215	2,860	148	0	6,223
Net loans and leases	4,877,658	0	0	0	4,877,658
Deposits	5,223,893	0	0	(10,972)	5,212,921
Total equity	608,901	32,204	21,949	0	663,054

As of and for the year ended December 31, 2018
(In thousands)	Banking	Insurance	Wealth Management	Intercompany	Consolidated
Interest income	$251,592	$3	$0	$(3)	$251,592
Interest expense	39,795	0	0	(3)	39,792
Net interest income	211,797	3	0	0	211,800
Provision for loan and lease losses	3,942	0	0	0	3,942
Noninterest income	31,738	29,760	17,997	(2,046)	77,449
Noninterest expense	145,070	25,427	12,616	(2,046)	181,067
Income before income tax expense	94,523	4,336	5,381	0	104,240
Income tax expense	19,486	1,092	1,227	0	21,805
Net Income attributable to noncontrolling interests and Tompkins Financial Corporation	75,037	3,244	4,154	0	82,435
Less: Net income attributable to noncontrolling interests	127	0	0	0	127
Net Income attributable to Tompkins Financial Corporation	$74,910	$3,244	$4,154	$0	$82,308

Depreciation and amortization	9,194	230	130	0	$9,554
Assets	6,707,625	42,088	21,365	(12,642)	6,758,436
Goodwill	64,370	19,702	8,211	0	92,283
Other intangibles, net	4,224	3,192	212	0	7,628
Net loans and leases	4,790,529	0	0	0	4,790,529
Deposits	4,900,464	0	0	(11,505)	4,888,959
Total equity	568,988	32,996	18,887	0	620,871

Unaudited Quarterly Financial Data

The Company has adopted certain provisions within the amendments to Regulation S-K that eliminate tabular presentation of unaudited quarterly financial information. There have been no material retrospective changes to financial statements for any of the quarters within the fiscal years ended December 31, 2020 and December 31, 2019.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, including its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2020. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that as of the end of the period covered by this Form 10-K, the Company’s disclosure controls and procedures were effective.

Management’s Annual Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. As of December 31, 2020, management evaluated the effectiveness of the Company’s internal control over financial reporting based on the framework for effective internal control over financial reporting established in “Internal Control - Integrated Framework (2013),” issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on its evaluation under the COSO framework, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2020. The results of management’s assessment were reviewed with the Company’s Audit and Examining Committee of its Board of Directors. The independent registered public accounting firm that audited the Company’s consolidated financial statements included in this report has issued an attestation report on the Company’s internal control over financial reporting as of December 31, 2020, which is included in Part II, Item 8 of this Report.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2020, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item is incorporated herein by reference to the material under the captions “Proposal No. 1 – Election of Directors”, the discussion of the Company’s code of ethics under “Corporate Governance Matters”, and the discussion of the Audit/Examining Committee under “Matters Relating to the Board of Directors - Board of Directors: Committee Membership” all in the Company’s proxy statement relating to its 2021 annual meeting of shareholders (the “Proxy Statement”), which the Company intends to file with the Securities and Exchange Commission on or about March 29, 2021; and the material captioned “Information About Our Executive Officers” in Part I of this Report on Form 10-K.

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
Information regarding stock-based compensation awards outstanding and available for future grant as of December 31, 2020 is presented in the table below.

Equity Compensation Plan Information
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (excluding Securities in Column (a))

	(a)	(b)	(c)
Equity Compensation Plans Approved by Security Holders	118,697	$49.17	153,173 [1]
Equity Compensation Plans Not Approved by Security Holders	0	0.00	0
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

Reports of KPMG LLP, Independent Registered Public Accounting Firm on Consolidated Financial Statements and Internal Control over Financial Reporting
Consolidated Statements of Condition as of December 31, 2020 and 2019
Consolidated Statements of Income for the years ended December 31, 2020, 2019, and 2018
Consolidated Statements of Comprehensive Income for the years ended December 31, 2020, 2019, and 2018
Consolidated Statements of Cash Flows for the years ended December 31, 2020, 2019, and 2018
Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2020, 2019, and 2018
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

4.2
Description of Securities Registered Under Section 12 of the Securities Exchange Act of 1934, incorporated herein by reference to Exhibit 4.2 to the Company's Annual Report on Form 10-K, filed with the commission on March 2, 2020.

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

10.6*
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

10.10*
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

10.12*	2009 Equity Plan, incorporated herein by reference to Exhibit 99 to the Company’s Registration Statement on Form S-8 (No. 333-160738), filed with the Commission on July 22, 2009.

10.13*
Amended and Restated Supplemental Executive Retirement Agreement, dated November 9, 2016, between Tompkins Financial Corporation and Gregory J. Hartz, incorporated herein by reference to Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q, filed with the Commission on November 9, 2016.

10.14*
Form of Award Agreement under 2009 Equity Plan (Restricted Stock), incorporated herein by reference to Exhibit 10.11 to the Company's Quarterly Report on Form 10-Q, filed with the Commission on November 9, 2016.

10.15*
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

10.18*
Amended and Restated Supplemental Executive Retirement Agreement, dated November 9, 2016, between Tompkins Financial Corporation and Gerald J. Klein, Jr., incorporated herein by reference to Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q, filed with the Commission on November 9, 2016.

10.19*
Amended and Restated Supplemental Executive Retirement Agreement, dated November 9, 2016, between Tompkins Financial Corporation and Alyssa Hochberg Fontaine, incorporated herein by reference to Exhibit 10.8 to the Company's Quarterly Report on Form 10-Q, filed with the Commission on November 9, 2016.

10.20*
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

10.22*
Amendment No. 1 to the 2009 Equity Plan, incorporated herein by reference to Appendix A to the Company's Proxy Statement for the 2016 Annual Meeting of Shareholders, filed with the Commission on April 1, 2016.

10.23*
Form of Performance Share Award Agreement under Tompkins Financial Corporation 2019 Equity Plan, incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly report on Form 10-Q filed with the commission on November 12, 2019.

10.24*
Form of Award Agreement (Time-Based Restricted Stock) under Tompkins Financial Corporation 2019 Equity Plan, incorporated herein by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q, filed with the commission on November 12, 2019.

10.25*
Amendment No. 1 to Supplemental Executive Retirement Agreement by and between the Company and Stephen S. Romaine, effective November 12, 2019, incorporated herein by reference to Exhibit 10.3 to the Company' s Quarterly Report on Form 10-Q filed with the commission on November 12, 2019.

10.26*
Form of Supplemental Executive Retirement Agreement, dated November 12, 2019, between the Company and Brian Howard, incorporated herein by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q, filed with the commission on November 12, 2019.

10.27*
Amendment to the TFC Officer Group Term Replacement Plan by and between the Company and Stephen S. Romaine, dated as of February 28, 2020, incorporated herein by reference to Exhibit 10.32 to the Company's Annual Report on Form 10K, filed with the commission on March 2, 2020.

10.28*
Amendment to the TFC Officer Group Term Replacement Plan by and between the Company and Francis M. Fetsko, dated as of February 28, 2020, incorporated herein by reference to Exhibit 10.32 to the Company's Annual Report on Form 10K, filed with the commission on March 2, 2020.

10.29*
Amendment to the TFC Officer Group Term Replacement Plan by and between the Company and David S. Boyce, dated as of February 28, 2020, incorporated herein by reference to Exhibit 10.32 to the Company's Annual Report on Form 10K, filed with the commission on March 2, 2020.

10.30*	Second Amended and Restated Retainer Plan for Eligible Directors of Tompkins Financial Corporation and Its Wholly-owned Subsidiaries, filed herewith.

21	Subsidiaries of Registrant, incorporated herein by reference to Exhibit 21 to the Company’s Annual Report on Form 10-K, filed herewith.

23	Consent of Independent Registered Public Accounting Firm (filed herewith)

24	Power of Attorney, included on signature page of this Report on Form 10-K.

31.1	Certification of the Chief Executive Officer as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of the Chief Financial Officer as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101 INS**	The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document

101 SCH**	Inline XBRL Taxonomy Extension Schema Document

101 CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101 DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document

101 LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document

101 PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the interactive date file because its XBRL tags are embedded with the inline XBRL document.

** Attached as Exhibit 101 to this report are the following formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Condition as of December 31, 2020 and December 31, 2019; (ii) Consolidated Statements of Income as of December 31, 2020; (iii) Consolidated Statements of Comprehensive Income as of December 31, 2020; (iv) Consolidated Statements of Cash Flows as of December 31, 2020; (v) Consolidated Statements of Changes in Shareholders' Equity as of December 31, 2020; and (vi Notes to Unaudited Condensed Consolidated Financial Statements.

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

Date: March 1, 2021

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

Signature	Date	Capacity	Signature	Date	Capacity
/S/Thomas R. Rochon	3/1/2021	Chairman of the Board	/S/Jennifer R. Tegan	3/1/2021	Director
Thomas R. Rochon		Director	Jennifer R. Tegan

/S/Stephen S. Romaine	3/1/2021	President and Chief Executive	/S/Patricia A. Johnson	3/1/2021	Director
Stephen S. Romaine		Officer (Principal Executive Officer)	Patricia A. Johnson
Director
			/S/Frank C. Milewski	3/1/2021	Director
/S/James W. Fulmer	3/1/2021	Vice Chairman, Director	Frank C. Milewski
James W. Fulmer
			/S/Ita M. Rahilly	3/1/2021	Director
/S/Francis M. Fetsko	3/1/2021	Executive Vice President	Ita M. Rahilly
Francis M. Fetsko		Chief Financial Officer
		(Principal Financial Officer)	/S/Michael H. Spain	3/1/2021	Director
		(Principal Accounting	Michael H. Spain
Officer)
/S/John E. Alexander	3/1/2021	Director	/S/Alfred J. Weber	3/1/2021	Director
John E. Alexander			Alfred J. Weber

/S/Paul J. Battaglia	3/1/2021	Director	/S/Craig Yunker	3/1/2021	Director
Paul J. Battaglia			Craig Yunker

/S/Daniel J. Fessenden	3/1/2021	Director
Daniel J. Fessenden

118 E. Seneca Street, P.O. Box 460, Ithaca, New York 14851
(607) 273-3210

www.tompkinsfinancial.com