Form 10-Q
period 2021-03-31
TOMPKINS FINANCIAL CORP
filed 2021-05-07
CIK 1005817

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

Indicate the number of shares of the Registrant's Common Stock outstanding as of the latest practicable date: 14,905,037 shares as of April 22, 2021.

TOMPKINS FINANCIAL CORPORATION

FORM 10-Q

Item 1. Financial Statements

TOMPKINS FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CONDITION

(In thousands, except share and per share data)	As of	As of
ASSETS	03/31/2021	12/31/2020
	(unaudited)	(audited)
Cash and noninterest bearing balances due from banks	$20,482	$21,245
Interest bearing balances due from banks	497,943	367,217
Cash and Cash Equivalents	518,425	388,462

Available-for-sale debt securities, at fair value (amortized cost of $1,941,284 at March 31, 2021 and $1,599,894 at December 31, 2020)	1,934,815	1,627,193
Equity securities, at fair value (amortized cost $916 at March 31, 2021 and $929 at December 31, 2020)	916	929
Total loans and leases, net of unearned income and deferred costs and fees	5,292,793	5,260,327
Less: Allowance for credit losses	49,339	51,669
Net Loans and Leases	5,243,454	5,208,658

Federal Home Loan Bank and other stock	16,382	16,382
Bank premises and equipment, net	87,518	88,709
Corporate owned life insurance	85,157	84,736
Goodwill	92,447	92,447
Other intangible assets, net	4,601	4,905
Accrued interest and other assets	111,627	109,750
Total Assets	$8,095,342	$7,622,171
LIABILITIES
Deposits:
Interest bearing:
Checking, savings and money market	4,135,067	3,761,933
Time	749,792	746,234
Noninterest bearing	2,061,682	1,929,585
Total Deposits	6,946,541	6,437,752

Federal funds purchased and securities sold under agreements to repurchase	47,496	65,845
Other borrowings	265,000	265,000
Trust preferred debentures	13,260	13,220
Other liabilities	113,109	122,665
Total Liabilities	$7,385,406	$6,904,482
EQUITY
Tompkins Financial Corporation shareholders' equity:
Common Stock - par value $0.10 per share: Authorized 25,000,000 shares; Issued: 14,942,695 at March 31, 2021; and 14,964,389 at December 31, 2020	1,494	1,496
Additional paid-in capital	333,247	333,976
Retained earnings	435,990	418,413
Accumulated other comprehensive loss	(56,950)	(32,074)
Treasury stock, at cost – 118,454 shares at March 31, 2021, and 124,849 shares at December 31, 2020	(5,288)	(5,534)
Total Tompkins Financial Corporation Shareholders’ Equity	708,493	716,277
Noncontrolling interests	1,443	1,412
Total Equity	$709,936	$717,689
Total Liabilities and Equity	$8,095,342	$7,622,171
See notes to unaudited consolidated financial statements.

TOMPKINS FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended
(In thousands, except per share data) (Unaudited)	03/31/2021	03/31/2020
INTEREST AND DIVIDEND INCOME
Loans	$54,206	$55,614
Due from banks	85	6
Available-for-sale debt securities	5,250	7,144
Federal Home Loan Bank and other stock	213	435
Total Interest and Dividend Income	59,754	63,199
INTEREST EXPENSE
Time certificates of deposits of $250,000 or more	639	843
Other deposits	2,511	6,356
Federal funds purchased and securities sold under agreements to repurchase	16	36
Trust preferred debentures	175	289
Other borrowings	1,376	2,706
Total Interest Expense	4,717	10,230
Net Interest Income	55,037	52,969
Less: (Credit) provision for credit loss expense	(2,510)	16,294
Net Interest Income After Provision for Credit Loss Expense	57,547	36,675
NONINTEREST INCOME
Insurance commissions and fees	9,166	8,045
Investment services income	4,673	4,202
Service charges on deposit accounts	1,470	1,983
Card services income	2,383	2,183
Other income	1,974	2,104
Net gain on securities transactions	317	443
Total Noninterest Income	19,983	18,960
NONINTEREST EXPENSE
Salaries and wages	22,660	22,494
Other employee benefits	5,484	5,684
Net occupancy expense of premises	3,462	3,328
Furniture and fixture expense	1,950	1,985
Amortization of intangible assets	330	374
Other operating expense	11,305	11,875
Total Noninterest Expenses	45,191	45,740
Income Before Income Tax Expense	32,339	9,895
Income Tax Expense	6,680	1,909
Net Income Attributable to Noncontrolling Interests and Tompkins Financial Corporation	25,659	7,986
Less: Net Income Attributable to Noncontrolling Interests	33	37
Net Income Attributable to Tompkins Financial Corporation	$25,626	$7,949
Basic Earnings Per Share	$1.73	$0.53
Diluted Earnings Per Share	$1.72	$0.53

See notes to unaudited consolidated financial statements.

TOMPKINS FINANCIAL CORPORATION
 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended
(In thousands) (Unaudited)	03/31/2021	03/31/2020
Net income attributable to noncontrolling interests and Tompkins Financial Corporation	$25,659	$7,986
Other comprehensive (loss) income, net of tax:

Available-for-sale debt securities:
Change in net unrealized gain/(loss) during the period	(25,246)	22,123
Reclassification adjustment for net realized gain on sale of available-for-sale debt securities included in net income	(249)	(324)

Employee benefit plans:
Amortization of net retirement plan actuarial loss	577	454
Amortization of net retirement plan prior service cost	42	40

Other comprehensive (loss) income	(24,876)	22,293

Subtotal comprehensive income attributable to noncontrolling interests and Tompkins Financial Corporation	783	30,279
Less: Net income attributable to noncontrolling interests	(33)	(37)
Total comprehensive income attributable to Tompkins Financial Corporation	$750	$30,242

See notes to unaudited consolidated financial statements.

TOMPKINS FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
(In thousands) (Unaudited)	03/31/2021	03/31/2020
OPERATING ACTIVITIES
Net income attributable to Tompkins Financial Corporation	$25,626	$7,949
Adjustments to reconcile net income to net cash provided by operating activities:
(Reversal of provision) provision for credit loss expense	(2,510)	16,294
Depreciation and amortization of premises, equipment, and software	2,506	2,554
Amortization of intangible assets	330	374
Earnings from corporate owned life insurance	(541)	(324)
Net amortization on securities	3,481	1,937
Amortization/accretion related to purchase accounting	(299)	(372)
Net gain on securities transactions	(317)	(443)
Net gain on sale of loans originated for sale	(429)	(176)
Proceeds from sale of loans originated for sale	10,897	4,260
Loans originated for sale	(6,425)	(4,514)
Net gain on sale of bank premises and equipment	0	(3)
Net excess tax benefit from stock based compensation	85	118
Stock-based compensation expense	1,175	1,180
Increase in accrued interest receivable	559	1,286
Decrease in accrued interest payable	(121)	(242)
Other, net	(3,761)	(5,735)
Net Cash Provided by Operating Activities	30,256	24,143
INVESTING ACTIVITIES
Proceeds from maturities, calls and principal paydowns of available-for-sale debt securities	36,723	156,834
Proceeds from sales of available-for-sale debt securities	132,203	42,584
Purchases of available-for-sale debt securities	(513,468)	(226,103)
Net increase in loans	(36,139)	(20,879)
Proceeds from sale/redemptions of Federal Home Loan Bank stock	0	34,088
Purchases of Federal Home Loan Bank and other stock	0	(24,605)
Proceeds from sale of bank premises and equipment	31	4
Purchases of bank premises, equipment and software	(811)	(909)
Redemption of corporate owned life insurance	168	446
Other, net	124	102
Net Cash (Used in) Provided by Investing Activities	(381,169)	(38,438)
FINANCING ACTIVITIES
Net increase in demand, money market, and savings deposits	505,231	162,523
Net increase in time deposits	3,703	34,141
Net (decrease) increase in Federal funds purchased and securities sold under agreements to repurchase	(18,349)	8,647
Increase in other borrowings	0	74,583
Repayment of other borrowings	0	(274,700)
Cash dividends	(8,049)	(7,789)
Repurchase of common stock	(1,508)	(5,620)
Net proceeds from exercise of stock options	(152)	(209)
Net Cash Provided by (Used in) Financing Activities	480,876	(8,424)
Net Increase (Decrease) in Cash and Cash Equivalents	129,963	(22,719)
Cash and cash equivalents at beginning of period	388,462	137,982
Total Cash and Cash Equivalents at End of Period	$518,425	$115,263

See notes to unaudited consolidated financial statements.

TOMPKINS FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
(In thousands) (Unaudited)	03/31/2021	03/31/2020
Supplemental Information:
Cash paid during the year for - Interest	$4,984	$10,694
Cash paid during the year for - Taxes	933	1,214
Transfer of loans to other real estate owned	0	104
Initial recognition of operating lease right-of-use assets	0	0
Initial recognition of operating lease liabilities	0	0
Right-of-use assets obtained in exchange for new lease liabilities	21	17

See notes to unaudited consolidated financial statements.

TOMPKINS FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(In thousands except share and per share data)(Unaudited)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Non- controlling Interests	Total
Balances at January 1, 2020	$1,501	$338,507	$370,477	$(43,564)	$(5,279)	$1,412	$663,054
Impact of adoption of ASU 2016-13			1,707				1,707
Net income attributable to noncontrolling interests and Tompkins Financial Corporation			7,949			37	7,986
Other comprehensive income				22,293			22,293
Total Comprehensive Income							30,279
Cash dividends ($0.52 per share)			(7,789)				(7,789)
Net exercise of stock options (3,011 shares)	0	(209)					(209)
Common stock repurchased and returned to unissued status (71,288 shares)	(7)	(5,613)					(5,620)
Stock-based compensation expense		1,180					1,180
Directors deferred compensation plan (6,016 shares)		(203)			203		0
Restricted stock activity (2,365 shares)	0	0					0
Partial repurchase of noncontrolling interest						(5)	(5)
Balances at March 31, 2020	$1,494	$333,662	$372,344	$(21,271)	$(5,076)	$1,444	$682,597

Balances at January 1, 2021	$1,496	$333,976	$418,413	$(32,074)	$(5,534)	$1,412	$717,689
Net income attributable to noncontrolling interests and Tompkins Financial Corporation			25,626			33	25,659
Other comprehensive loss				(24,876)			(24,876)
Total Comprehensive Income							783
Cash dividends ($0.54 per share)			(8,049)				(8,049)
Net exercise of stock options (2,733 shares)		(152)					(152)
Common stock repurchased and returned to unissued status (21,531 shares)	(2)	(1,506)					(1,508)
Stock-based compensation expense		1,175					1,175
Directors deferred compensation plan (6,395 shares)		(246)			246		0
Restricted stock activity (2,896 shares)		0					0
Partial repurchase of noncontrolling interest						(2)	(2)
Balances at March 31, 2021	$1,494	$333,247	$435,990	$(56,950)	$(5,288)	$1,443	$709,936

See notes to unaudited consolidated financial statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. Business

Tompkins Financial Corporation (“Tompkins” or the “Company”) is headquartered in Ithaca, New York and is registered as a Financial Holding Company with the Federal Reserve Board under the Bank Holding Company Act of 1956, as amended. The Company is a locally oriented, community-based financial services organization that offers a full array of products and services, including commercial and consumer banking, leasing, trust and investment management, financial planning and wealth management, and insurance services. At March 31, 2021, the Company had four wholly-owned banking subsidiaries: Tompkins Trust Company (the “Trust Company”), The Bank of Castile (DBA Tompkins Bank of Castile), Mahopac Bank (DBA Tompkins Mahopac Bank), and VIST Bank (DBA Tompkins VIST Bank). The Company’s banks have announced plans for a rebranding effort, pursuant to which the Company’s four wholly-owned banking subsidiaries will be combined into one bank, with The Bank of Castile, Mahopac Bank, and VIST Bank merging with and into Tompkins Trust Company. The combined bank will conduct business under the “Tompkins” brand name, with a legal name of “Tompkins Community Bank.” The Company expects to file applications with applicable regulators during the second quarter of 2021, with the re-branding and combination anticipated to take effect later in 2021, subject to regulatory approval. The Company also has a wholly-owned insurance agency subsidiary, Tompkins Insurance Agencies, Inc. (“Tompkins Insurance”). The Trust Company provides a full array of trust and investment services under the Tompkins Financial Advisors brand, including investment management, trust and estate, financial and tax planning as well as life, disability and long-term care insurance services. The Company’s principal offices are located at 118 E. Seneca Street, Ithaca, New York, 14850, and its telephone number is (888) 503-5753. The Company’s common stock is traded on the NYSE American under the symbol “TMP.”

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

In management’s opinion, the unaudited consolidated financial statements reflect all adjustments of a normal recurring nature. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year ended December 31, 2021. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

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

3. Securities

Available-for-Sale Debt Securities
The following table summarizes available-for-sale debt securities held by the Company at March 31, 2021:

	Available-for-Sale Debt Securities
March 31, 2021	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(In thousands)
U.S. Treasuries	$29,634	$0	$523	$29,111
Obligations of U.S. Government sponsored entities	793,360	8,063	13,636	787,787
Obligations of U.S. states and political subdivisions	117,242	2,286	207	119,321
Mortgage-backed securities – residential, issued by
U.S. Government agencies	141,110	2,163	1,069	142,204
U.S. Government sponsored entities	857,438	9,999	13,461	853,976
U.S. corporate debt securities	2,500	0	84	2,416
Total available-for-sale debt securities	$1,941,284	$22,511	$28,980	$1,934,815

 The following table summarizes available-for-sale debt securities held by the Company at December 31, 2020:

	Available-for-Sale Debt Securities
December 31, 2020	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(In thousands)
Obligations of U.S. Government sponsored entities	599,652	9,820	1,992	607,480
Obligations of U.S. states and political subdivisions	126,642	3,144	40	129,746
Mortgage-backed securities – residential, issued by
U.S. Government agencies	179,538	3,216	646	182,108
U.S. Government sponsored entities	691,562	14,593	675	705,480
U.S. corporate debt securities	2,500	0	121	2,379
Total available-for-sale debt securities	$1,599,894	$30,773	$3,474	$1,627,193

The Company may from time to time sell debt securities from its available-for-sale portfolio. Realized gains on sales of available-for-sale debt securities were $329,000 for the three months ended March 31, 2021 and $178,000 for the same period during 2020. Realized losses on sales of available-for-sale debt securities were $0 for the three months ended March 31, 2021 and $0 for the same period during 2020. The sales of available-for-sale investment securities were the result of general investment portfolio and interest rate risk management. The Company's available-for-sale portfolio includes callable securities that may be called prior to maturity. Realized gains on called available-for-sale debt securities were $0 for the three months ended March 31, 2021 and $251,000 for the three months ended March 31, 2020. The Company also recognized losses on equity securities of $12,000 for the three months ended March 31, 2021 and gains of $14,000 for the three months ended March 31, 2020, reflecting the change in fair value.

The following table summarizes available-for-sale debt securities that had unrealized losses at March 31, 2021:

	Less than 12 Months		12 Months or Longer		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasuries	$29,111	$523	$0	$0	$29,111	$523
Obligations of U.S. Government sponsored entities	531,501	13,636	0	0	531,501	13,636
Obligations of U.S. states and political subdivisions	19,227	207	0	0	19,227	207
Mortgage-backed securities – residential, issued by
U.S. Government agencies	55,053	642	4,736	427	59,789	1,069
U.S. Government sponsored entities	471,855	13,347	5,378	114	477,233	13,461
U.S. corporate debt securities	0	0	2,416	84	2,416	84
Total available-for-sale debt securities	$1,106,747	$28,355	$12,530	$625	$1,119,277	$28,980

The following table summarizes available-for-sale debt securities that had unrealized losses at December 31, 2020:

	Less than 12 Months		12 Months or Longer		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of U.S. Government sponsored entities	$310,711	$1,992	$0	$0	$310,711	$1,992
Obligations of U.S. states and political subdivisions	8,868	40	0	0	8,868	40
Mortgage-backed securities – residential, issued by
U.S. Government agencies	10,560	396	1,819	250	12,379	646
U.S. Government sponsored entities	87,643	586	5,068	89	92,711	675
U.S. corporate debt securities	0	0	2,379	121	2,379	121
Total available-for-sale debt securities	$417,782	$3,014	$9,266	$460	$427,048	$3,474

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

For available for sale debt securities in an unrealized loss position, the Company evaluates the securities to determine whether the decline in the fair value below the amortized cost basis (technical impairment) is the result of changes in interest rates or reflects a fundamental change in the credit worthiness of the underlying issuer. Any impairment that is not credit related is recognized in other comprehensive income (loss), net of applicable taxes. Credit-related impairment is recognized as an allowance for credit losses (“ACL”) on the Statements of Condition, limited to the amount by which the amortized cost basis exceeds the fair value, with a corresponding adjustment to earnings. Both the ACL and the adjustment to net income may be reversed if conditions change.

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

March 31, 2021
(In thousands)	Amortized Cost	Fair Value
Available-for-sale debt securities:
Due in one year or less	$76,967	$77,746
Due after one year through five years	427,769	432,308
Due after five years through ten years	372,692	363,992
Due after ten years	65,308	64,589
Total	942,736	938,635
Mortgage-backed securities	998,548	996,180
Total available-for-sale debt securities	$1,941,284	$1,934,815

December 31, 2020
(In thousands)	Amortized Cost	Fair Value
Available-for-sale debt securities:
Due in one year or less	$54,484	$55,008
Due after one year through five years	379,044	388,132
Due after five years through ten years	228,572	229,107
Due after ten years	66,694	67,358
Total	728,794	739,605
Mortgage-backed securities	871,100	887,588
Total available-for-sale debt securities	$1,599,894	$1,627,193

The Company also holds non-marketable Federal Home Loan Bank New York (“FHLBNY”) stock, non-marketable Federal Home Loan Bank Pittsburgh (“FHLBPITT”) stock and non-marketable Atlantic Community Bankers Bank ("ACBB") stock, all of which are required to be held for regulatory purposes and for borrowing availability. The required investment in FHLB stock is tied to the Company’s borrowing levels with the FHLB. Holdings of FHLBNY stock, FHLBPITT stock, and ACBB stock totaled $11.0 million, $5.2 million and $95,000, respectively, at March 31, 2021. These securities are carried at par, which is also cost. The FHLBNY and FHLBPITT continue to pay dividends and repurchase stock. Quarterly, we evaluate our investment in the FHLB for impairment. We evaluate recent and long-term operating performance, liquidity, funding and capital positions, stock repurchase history, dividend history and impact of legislative and regulatory changes. Based on our most recent evaluation, as of March 31, 2021, we determined that no impairment write-downs were required.

4. Loans and Leases
Loans and Leases at March 31, 2021 and December 31, 2020 were as follows:

(In thousands)	03/31/2021	12/31/2020
Commercial and industrial
Agriculture	$80,692	$94,489
Commercial and industrial other	762,956	792,987
PPP loans*	370,007	291,252
Subtotal commercial and industrial	1,213,655	1,178,728
Commercial real estate
Construction	176,730	163,016
Agriculture	200,211	201,866
Commercial real estate other	2,202,898	2,204,310
Subtotal commercial real estate	2,579,839	2,569,192
Residential real estate
Home equity	192,902	200,827
Mortgages	1,233,578	1,235,160
Subtotal residential real estate	1,426,480	1,435,987
Consumer and other
Indirect	7,447	8,401
Consumer and other	63,969	61,399
Subtotal consumer and other	71,416	69,800
Leases	15,056	14,203
Total loans and leases	5,306,446	5,267,910
Less: unearned income and deferred costs and fees	(13,653)	(7,583)
Total loans and leases, net of unearned income and deferred costs and fees	$5,292,793	$5,260,327
*SBA Paycheck Protection Program ("PPP")

The Company has adopted comprehensive lending policies, underwriting standards and loan review procedures. Management reviews these policies and procedures on a regular basis. The Company discussed its lending policies and underwriting guidelines for its various lending portfolios in Note 3 – “Loans and Leases” in the Notes to Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. There have been no significant changes in these policies and guidelines since the date of that report. The Company’s Board of Directors approves the lending policies at least annually. The Company recognizes that exceptions to policy guidelines may occasionally occur and has established procedures for approving exceptions to these policy guidelines. Management has also implemented reporting systems to monitor loan origination, loan quality, concentrations of credit, loan delinquencies and nonperforming loans and potential problem loans.

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

The below tables are an age analysis of past due loans, segregated by class of loans as of March 31, 2021 and December 31, 2020.

March 31, 2021
(In thousands)	30-59 Days	60-89 Days	90 Days or More	Total Past Due	Current Loans	Total Loans
Loans and Leases
Commercial and industrial
Agriculture	$42	$0	$42	$84	$80,608	$80,692
Commercial and industrial other	146	11	665	822	762,134	762,956
PPP loans	0	0	0	0	370,007	370,007
Subtotal commercial and industrial	188	11	707	906	1,212,749	1,213,655
Commercial real estate
Construction	279	0	0	279	176,451	176,730
Agriculture	0	0	0	0	200,211	200,211
Commercial real estate other	0	0	7,564	7,564	2,195,334	2,202,898
Subtotal commercial real estate	279	0	7,564	7,843	2,571,996	2,579,839
Residential real estate
Home equity	109	46	1,185	1,340	191,562	192,902
Mortgages	518	394	3,814	4,726	1,228,852	1,233,578
Subtotal residential real estate	627	440	4,999	6,066	1,420,414	1,426,480
Consumer and other
Indirect	139	41	46	226	7,221	7,447
Consumer and other	60	5	78	143	63,826	63,969
Subtotal consumer and other	199	46	124	369	71,047	71,416
Leases	0	0	0	0	15,056	15,056
Total loans and leases	1,293	497	13,394	15,184	5,291,262	5,306,446
Less: unearned income and deferred costs and fees	0	0	0	0	(13,653)	(13,653)
Total loans and leases, net of unearned income and deferred costs and fees	$1,293	$497	$13,394	$15,184	$5,277,609	$5,292,793

December 31, 2020
(In thousands)	30-59 Days	60-89 Days	90 Days or More	Total Past Due	Current Loans	Total Loans
Loans and Leases
Commercial and industrial
Agriculture	$0	$18	$0	$18	$94,471	$94,489
Commercial and industrial other	44	7	1,516	1,567	791,420	792,987
PPP loans	0	0	0	0	291,252	291,252
Subtotal commercial and industrial	44	25	1,516	1,585	1,177,143	1,178,728
Commercial real estate
Construction	0	0	0	0	163,016	163,016
Agriculture	263	0	0	263	201,603	201,866
Commercial real estate other	0	0	7,125	7,125	2,197,185	2,204,310
Subtotal commercial real estate	263	0	7,125	7,388	2,561,804	2,569,192
Residential real estate
Home equity	713	224	1,126	2,063	198,764	200,827
Mortgages	521	879	4,210	5,610	1,229,550	1,235,160
Subtotal residential real estate	1,234	1,103	5,336	7,673	1,428,314	1,435,987
Consumer and other
Indirect	175	35	91	301	8,100	8,401
Consumer and other	115	18	232	365	61,034	61,399
Subtotal consumer and other	290	53	323	666	69,134	69,800
Leases	0	0	0	0	14,203	14,203
Total loans and leases	1,831	1,181	14,300	17,312	5,250,598	5,267,910
Less: unearned income and deferred costs and fees	0	0	0	0	(7,583)	(7,583)
Total loans and leases, net of unearned income and deferred costs and fees	$1,831	$1,181	$14,300	$17,312	$5,243,015	$5,260,327

The following tables present the amortized cost basis of loans on nonaccrual status and the amortized cost basis of loans on nonaccrual status for which there was no related allowance for credit losses. The below tables are an age analysis of nonaccrual loans segregated by class of loans, as of March 31, 2021 and December 31, 2020.

March 31, 2021
(In thousands)	Nonaccrual Loans and Leases with no Allowance for Credit Losses	Nonaccrual Loans and Leases	Loans and Leases Past Due Over 89 Days and Accruing
Loans and Leases
Commercial and industrial
Commercial and industrial other	$732	$768	$0
Subtotal commercial and industrial	732	768	0
Commercial real estate
Agriculture	0	115	0
Commercial real estate other	27,305	27,732	0
Subtotal commercial real estate	27,305	27,847	0
Residential real estate
Home equity	408	2,909	0
Mortgages	1,071	9,836	0
Subtotal residential real estate	1,479	12,745	0
Consumer and other
Indirect	3	163	0
Consumer and other	0	133	0
Subtotal consumer and other	3	296	0
Leases	0	0	0
Total loans and leases	$29,519	$41,656	$0

December 31, 2020
(In thousands)	Nonaccrual Loans and Leases with no Allowance for Credit Losses	Nonaccrual Loans and Leases	Loans and Leases Past Due Over 89 Days and Accruing
Loans and Leases
Commercial and industrial
Commercial and industrial other	$803	$1,775	$0
Subtotal commercial and industrial	803	1,775	0
Commercial real estate
Agriculture	0	118	0
Commercial real estate other	23,080	23,509	0
Subtotal commercial real estate	23,080	23,627	0
Residential real estate
Home equity	767	2,965	0
Mortgages	1,365	10,180	0
Subtotal residential real estate	2,132	13,145	0
Consumer and other
Indirect	3	169	0
Consumer and other	0	260	0
Subtotal consumer and other	3	429	0
Leases	0	0	0
Total loans and leases	$26,018	$38,976	$0

The Company recognized $0 of interest income on nonaccrual loans during the three months ended March 31, 2021.

5. Allowance for Credit Losses

Management reviews the appropriateness of the allowance for credit losses (“allowance” or "ACL") on a regular basis. Management considers the accounting policy relating to the allowance to be a critical accounting policy, given the inherent uncertainty in evaluating the levels of the allowance required to cover credit losses in the portfolio and the material effect that assumptions could have on the Company’s results of operations. The Company has developed a methodology to measure the amount of estimated credit loss exposure inherent in the loan portfolio to assure that an appropriate allowance is maintained. The Company’s methodology is based upon guidance provided in SEC Staff Accounting Bulletin No. 119, Measurement of Credit Losses on Financial Instruments ("CECL"), and Financial Instruments - Credit Losses and ASC Topic 326, Financial Instruments - Credit Losses (ASU 2016-3).

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

Since the methodology is based upon historical experience and trends, current conditions, and reasonable and supportable forecasts, as well as management’s judgment, factors may arise that result in different estimates. While management’s evaluation of the allowance as of March 31, 2021, considers the allowance to be appropriate, under different conditions or assumptions, the Company would need to increase or decrease the allowance. In addition, various federal and State regulatory agencies, as part of their examination process, review the Company's allowance and may require the Company to recognize additions to the allowance based on their judgements and information available to them at the time of their examinations.

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

The following table details activity in the allowance for credit losses on loans and leases for the three months ended March 31, 2021 and 2020. The Company adopted ASU 2016-13 on January 1, 2020 using the modified retrospective approach. The transition adjustment included a decrease in the allowance of $2.5 million. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

Three Months Ended March 31, 2021
(In thousands)	Commercial & Industrial	Commercial Real Estate	Residential Real Estate	Consumer and Other	Finance Leases	Total
Allowance for credit losses:
Beginning balance	$9,239	$30,546	$10,257	$1,562	$65	$51,669
Charge-offs	(116)	0	0	(91)	0	(207)
Recoveries	97	213	34	43	0	387
Provision (credit) for credit loss expense	(1,470)	(292)	(821)	69	4	(2,510)
Ending Balance	$7,750	$30,467	$9,470	$1,583	$69	$49,339

Three Months Ended March 31, 2020
(In thousands)	Commercial & Industrial	Commercial Real Estate	Residential Real Estate	Consumer and Other	Finance Leases	Total
Allowance for credit losses:
Beginning balance, prior to adoption of ASU 2016-13	$10,541	$21,608	$6,381	$1,362	$0	39,892
Impact of adopting ASU 2016-13	(2,008)	(5,917)	4,459	850	82	(2,534)
Charge-offs	(1)	(1,290)	(2)	(137)	0	(1,430)
Recoveries	16	18	79	69	0	182
Provision (credit) for credit loss expense	3,117	8,027	5,413	(261)	(2)	16,294
Ending Balance	$11,665	$22,446	$16,330	$1,883	$80	$52,404

The following table presents the amortized cost basis of collateral dependent loans, which are individually evaluated to determine expected credit losses, and the related allowance for credit losses allocated to these loans:

(In thousands)	Real Estate	Business Assets	Other	Total	ACL Allocation
March 31, 2021
Commercial and Industrial	$93	$549	$517	$1,159	$5
Commercial Real Estate	26,542	105	0	26,647	184
Total	$26,635	$654	$517	$27,806	$189

(In thousands)	Real Estate	Business Assets	Other	Total	ACL Allocation
December 31, 2020
Commercial and Industrial	$103	$582	$110	$795	$122
Commercial Real Estate	24,277	1,418	0	25,695	186
Total	$24,380	$2,000	$110	$26,490	$308

Loans are considered modified in a troubled debt restructuring ("TDR") when, due to a borrower’s financial difficulties, the Company makes concessions to the borrower that it would not otherwise consider. These modifications may include, among others, an extension for the term of the loan, and granting a period when interest-only payments can be made with the principal payments made over the remaining term of the loan or at maturity.

There were no new TDRs in the first quarter of 2021. The following table presents information on loans modified in a TDR during the period ended March 31, 2020. Post-modification amounts are presented as of March 31, 2020.

March 31, 2020	Three Months Ended
				Defaulted TDRs[2]
(In thousands)	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Loans	Post-Modification Outstanding Recorded Investment
Commercial real estate
Commercial real estate other	0	$0	$0	1	$37
Residential real estate
Home equity[1]	2	121	121	1	87
Total	2	$121	$121	2	$124
1 Represents the following concessions:  extension of term and reduction of rate.
2 TDRs that defaulted during the three months ended March 31, 2020 that had been restructured in the prior twelve months.

The Company implemented and continues to utilize a loan payment deferral program to assist both consumer and business borrowers that may be experiencing financial hardship due to COVID-19. The Company's program allows for deferral of payments of principal and interest. The Coronavirus Aid, Relief and Economic Security Act ("CARES Act") and interagency guidance issued by Federal banking regulators provided guidance and clarification related to modifications and deferral programs to assist borrowers who are negatively impacted by the COVID-19 national emergency. The guidance and clarifications detail certain provisions whereby banks are permitted to make deferrals and modifications to the terms of a loan which would not require the loan to be reported as a TDR. In accordance with the CARES Act and the interagency guidance, the Company elected to adopt the provisions to not report eligible loan modifications as TDRs.

The relief related to TDRs under the CARES Act was extended by the Consolidated Appropriations Act, 2021 ("CAA Act"). Under the CAA Act, the relief under the CARES Act will continue until the earlier of (i) 60 days after the date the COVID-19 national emergency comes to an end or (ii) January 1, 2022.

The following tables present credit quality indicators by total loans on an amortized cost basis by origination year as of March 31, 2021 and December 31, 2020.

March 31, 2021

(In thousands)	2021	2020	2019	2018	2017	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total Loans
Commercial & Industrial - Other:
Internal risk grade:
Pass	$39,717	$69,614	$68,152	$52,359	$54,137	$318,853	$149,103	$167	$752,102
Special Mention	29	899	345	341	697	1,810	2,197	0	6,318
Substandard	30	409	304	878	396	873	1,646	0	4,536
Total Commercial & Industrial - Other	$39,776	$70,922	$68,801	$53,578	$55,230	$321,536	$152,946	$167	$762,956

Commercial and Industrial - PPP:
Pass	$200,794	$169,213	$0	$0	$0	$0	$0	$0	$370,007
Special Mention	0	0	0	0	0	0	0	0	0
Substandard	0	0	0	0	0	0	0	0	0
Total Commercial and Industrial - PPP	$200,794	$169,213	$0	$0	$0	$0	$0	$0	$370,007

Commercial and Industrial - Agriculture:
Pass	$613	$9,851	$7,253	$10,446	$6,575	$4,668	$33,804	$295	$73,505
Special Mention	0	0	0	27	681	0	1,586	0	2,294
Substandard	0	96	72	0	156	2,300	2,269	0	4,893
Total Commercial and Industrial - Agriculture	$613	$9,947	$7,325	$10,473	$7,412	$6,968	$37,659	$295	$80,692

Commercial Real Estate
Pass	$51,512	$272,752	$246,240	$225,940	$232,958	$924,083	$93,777	$698	$2,047,960
Special Mention	0	36	13,000	3,892	4,613	80,088	139	0	101,768
Substandard	0	0	4,933	18,540	6,172	23,231	294	0	53,170
Total Commercial Real Estate	$51,512	$272,788	$264,173	$248,372	$243,743	$1,027,402	$94,210	$698	$2,202,898

Commercial Real Estate - Agriculture:
Pass	$4,538	$22,338	$33,141	$43,997	$21,536	$56,972	$6,116	$2,100	$190,738
Special Mention	0	1,946	0	592	1,353	1,047	49	0	4,987
Substandard	0	0	0	0	1,776	2,011	699	0	4,486
Total Commercial Real Estate - Agriculture	$4,538	$24,284	$33,141	$44,589	$24,665	$60,030	$6,864	$2,100	$200,211

Commercial Real Estate - Construction
Pass	$1,740	$15,365	$19,350	$7,792	$2,447	$3,283	$120,952	$4,464	$175,393
Special Mention	0	0	0	0	0	404	615	0	1,019
Substandard	0	0	0	0	0	318	0	0	318
Total Commercial Real Estate - Construction	$1,740	$15,365	$19,350	$7,792	$2,447	$4,005	$121,567	$4,464	$176,730

December 31, 2020

(In thousands)	2020	2019	2018	2017	2016	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total Loans
Commercial & Industrial - Other:
Internal risk grade:
Pass	$91,597	$72,639	$56,191	$60,714	$33,402	$301,027	$149,969	$16,301	$781,840
Special Mention	1,064	367	344	912	2,045	228	1,331	0	6,291
Substandard	412	305	933	485	292	783	1,646	0	4,856
Total Commercial & Industrial - Other	$93,073	$73,311	$57,468	$62,111	$35,739	$302,038	$152,946	$16,301	$792,987

Commercial and Industrial - Agriculture:
Pass	$11,536	$8,005	$11,162	$6,531	$3,539	$2,599	$41,936	$1,340	$86,648
Special Mention	0	0	28	729	0	0	2080	0	2837
Substandard	99	83	0	202	0	2308	2312	0	5004
Total Commercial and Industrial - Agriculture	$11,635	$8,088	$11,190	$7,462	$3,539	$4,907	$46,328	$1,340	$94,489

Commercial and Industrial - PPP:
Pass	$291,252	$0	$0	$0	$0	$0	$0	$0	$291,252
Special Mention	0	0	0	0	0	0	0	0	0
Substandard	0	0	0	0	0	0	0	0	0
Total Commercial and Industrial - PPP	$291,252	$0	$0	$0	$0	$0	$0	$0	$291,252

Commercial Real Estate
Pass	$278,747	$246,331	$232,651	$237,487	$290,106	$664,027	$33,117	$64,903	$2,047,369
Special Mention	35	13,016	5,612	4,654	34,310	46,074	203	0	103,904
Substandard	0	4,933	18,395	6,172	5,625	17,610	302	0	53,037
Total Commercial Real Estate	$278,782	$264,280	$256,658	$248,313	$330,041	$727,711	$33,622	$64,903	$2,204,310

Commercial Real Estate - Agriculture:
Pass	$22,440	$35,081	$44,519	$22,356	$17,081	$44,559	$919	$5,602	$192,557
Special Mention	1,960	0	575	1,366	1,053	6	49	0	5,009
Substandard	0	0	0	1,777	713	1,527	283	0	4,300
Total Commercial Real Estate - Agriculture	$24,400	$35,081	$45,094	$25,499	$18,847	$46,092	$1,251	$5,602	$201,866

Commercial Real Estate - Construction
Pass	$14,465	$20,705	$7,999	$2,478	$1,879	$6,682	$85,513	$21,051	$160,772
Special Mention	0	0	0	0	0	467	1,453	0	1,920
Substandard	0	0	0	0	0	324	0	0	324
Total Commercial Real Estate - Construction	$14,465	$20,705	$7,999	$2,478	$1,879	$7,473	$86,966	$21,051	$163,016

The following tables present credit quality indicators by total loans on an amortized cost basis by origination year as of March 31, 2021 and December 31, 2020, continued.

March 31, 2021

(In thousands)	2021	2020	2019	2018	2017	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total Loans

Residential - Home Equity
Performing	$132	$1,372	$3,533	$895	$1,353	$104	$181,932	$672	$189,993
Nonperforming	0	0	18	0	0	677	2,214	0	2,909
Total Residential - Home Equity	$132	$1,372	$3,551	$895	$1,353	$781	$184,146	$672	$192,902

Residential - Mortgages
Performing	$69,755	$297,688	$185,225	$116,236	$145,978	$394,149	$14,515	$196	$1,223,742
Nonperforming	0	0	0	451	701	8,642	42	0	9,836
Total Residential - Mortgages	$69,755	$297,688	$185,225	$116,687	$146,679	$402,791	$14,557	$196	$1,233,578

Consumer - Direct
Performing	$7,664	$13,471	$10,291	$7,405	$6,165	$12,209	$6,631	$0	$63,836
Nonperforming	0	0	39	81	13	0	0	0	133
Total Consumer - Direct	$7,664	$13,471	$10,330	$7,486	$6,178	$12,209	$6,631	$0	$63,969

Consumer - Indirect
Performing	$351	$1,304	$2,583	$1,873	$844	$329	$0	$0	$7,284
Nonperforming	0	0	68	58	0	37	0	0	163
Total Consumer Indirect	$351	$1,304	$2,651	$1,931	$844	$366	$0	$0	$7,447

December 31, 2020

(In thousands)	2020	2019	2018	2017	2016	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total Loans

Residential - Home Equity
Performing	$1,440	$2,764	$1,052	$2,120	$722	$1,106	$188,614	$44	$197,862
Nonperforming	0	18	0	0	194	506	2,247	0	2,965
Total Residential - Home Equity	$1,440	$2,782	$1,052	$2,120	$916	$1,612	$190,861	$44	$200,827

Residential - Mortgages
Performing	$305,476	$193,543	$123,205	$155,699	$178,149	$255,556	$11,735	$1,617	$1,224,980
Nonperforming	0	258	455	706	1,404	7,305	52	0	10,180
Total Residential - Mortgages	$305,476	$193,801	$123,660	$156,405	$179,553	$262,861	$11,787	$1,617	$1,235,160

Consumer - Direct
Performing	$14,840	$11,127	$8,011	$6,632	$2,854	$10,840	$6,835	$0	$61,139
Nonperforming	5	74	167	12	0	2	0	0	260
Total Consumer - Direct	$14,845	$11,201	$8,178	$6,644	$2,854	$10,842	$6,835	$0	$61,399

Consumer - Indirect
Performing	$1,424	$1,878	$3,327	$1,128	$382	$93	$0	$0	$8,232
Nonperforming	0	67	44	7	36	15	0	0	169
Total Consumer Indirect	$1,424	$1,945	$3,371	$1,135	$418	$108	$0	$0	$8,401

6. Earnings Per Share

Earnings per share in the table below, for the three month periods ended March 31, 2021 and 2020 are calculated under the two-class method as required by ASC Topic 260, Earnings Per Share (ASC 260). ASC 260 provides that unvested share-based payment awards that contain nonforfeitable rights to dividends are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. The Company has issued restricted stock awards that contain such rights and are therefore considered participating securities. Basic earnings per common share are calculated by dividing net income allocable to common stock by the weighted average number of common shares, excluding participating securities, during the period. Diluted earnings per common share include the dilutive effect of participating securities.

	Three Months Ended
(In thousands, except share and per share data)	3/31/2021	3/31/2020
Basic
Net income available to common shareholders	$25,626	$7,949
Less: income attributable to unvested stock-based compensation awards	(186)	(99)
Net earnings allocated to common shareholders	25,440	7,850

Weighted average shares outstanding, including unvested stock-based compensation awards	14,912,502	14,904,067

Less: average unvested stock-based compensation awards	(236,092)	(185,119)
Weighted average shares outstanding - Basic	14,676,410	14,718,948

Diluted
Net earnings allocated to common shareholders	25,440	7,850

Weighted average shares outstanding - Basic	14,676,410	14,718,948

Plus: incremental shares from assumed conversion of stock-based compensation awards	81,148	55,321
Weighted average shares outstanding - Diluted	14,757,558	14,774,269

Basic EPS	$1.73	$0.53
Diluted EPS	$1.72	$0.53

Stock-based compensation awards representing 15,983 and 17,956 of common shares during the three months ended March 31, 2021 and 2020, respectively, were not included in the computations of diluted earnings per common share because the effect on those periods would have been anti-dilutive.

7. Other Comprehensive Income (Loss)

The following tables present reclassifications out of the accumulated other comprehensive income (loss) for the three month periods ended March 31, 2021 and 2020.

	Three Months Ended March 31, 2021
(In thousands)	Before-Tax Amount	Tax (Expense) Benefit	Net of Tax
Available-for-sale debt securities:
Change in net unrealized gain/loss during the period	$(33,439)	$8,193	$(25,246)
Reclassification adjustment for net realized gain on sale of available-for-sale debt securities included in net income	(329)	80	(249)
Net unrealized gains/losses	(33,768)	8,273	(25,495)

Employee benefit plans:
Amortization of net retirement plan actuarial gain	764	(187)	577
Amortization of net retirement plan prior service cost	56	(14)	42
Employee benefit plans	820	(201)	619
Other comprehensive (loss) income	$(32,948)	$8,072	$(24,876)

	Three Months Ended March 31, 2020
(In thousands)	Before-Tax Amount	Tax (Expense) Benefit	Net of Tax
Available-for-sale debt securities:
Change in net unrealized gain/loss during the period	$29,302	$(7,179)	$22,123
Reclassification adjustment for net realized gain on sale of available-for-sale debt securities included in net income	(429)	105	(324)
Net unrealized gains/losses	28,873	(7,074)	21,799

Employee benefit plans:
Amortization of net retirement plan actuarial gain	601	(147)	454
Amortization of net retirement plan prior service cost	53	(13)	40
Employee benefit plans	654	(160)	494
Other comprehensive income	$29,527	$(7,234)	$22,293

The following table presents the activity in our accumulated other comprehensive income (loss) for the periods indicated:

(In thousands)	Available-for- Sale Debt Securities	Employee Benefit Plans	Accumulated Other Comprehensive (Loss) Income
Balance at January 1, 2021	$20,609	$(52,683)	$(32,074)
Other comprehensive (loss) income before reclassifications	(25,246)	0	(25,246)
Amounts reclassified from accumulated other comprehensive (loss) income	(249)	619	370
Net current-period other comprehensive (loss) income	(25,495)	619	(24,876)
Balance at March 31, 2021	$(4,886)	$(52,064)	$(56,950)

Balance at January 1, 2020	$4,039	$(47,603)	$(43,564)
Other comprehensive (loss) income before reclassifications	22,123	0	22,123
Amounts reclassified from accumulated other comprehensive (loss) income	(324)	494	170
Net current-period other comprehensive income	21,799	494	22,293
Balance at March 31, 2020	$25,838	$(47,109)	$(21,271)

The following tables present the amounts reclassified out of each component of accumulated other comprehensive (loss) income for the three months ended March 31, 2021 and 2020.

Three Months Ended March 31, 2021
Details about Accumulated other Comprehensive Income (Loss) Components (In thousands)	Amount Reclassified from Accumulated Other Comprehensive (Loss) Income[1]	Affected Line Item in the Statement Where Net Income is Presented
Available-for-sale debt securities:
Unrealized gains and losses on available-for-sale debt securities	$329	Net gain on securities transactions
	(80)	Tax expense
	249	Net of tax
Employee benefit plans:
Amortization of the following [2]
Net retirement plan actuarial loss	(764)	Other operating expense
Net retirement plan prior service cost	(56)	Other operating expense
	(820)	Total before tax
	201	Tax benefit
	$(619)	Net of tax

Three Months Ended March 31, 2020
Details about Accumulated other Comprehensive Income (Loss) Components (In thousands)	Amount Reclassified from Accumulated Other Comprehensive (Loss) Income[1]	Affected Line Item in the Statement Where Net Income is Presented
Available-for-sale debt securities:
Unrealized gains and losses on available-for-sale debt securities	$429	Net gain on securities transactions
	(105)	Tax expense
	324	Net of tax
Employee benefit plans:
Amortization of the following [2]
Net retirement plan actuarial loss	(601)	Other operating expense
Net retirement plan prior service cost	(53)	Other operating expense
	(654)	Total before tax
	160	Tax benefit
	$(494)	Net of tax
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

Components of Net Periodic Benefit Cost

	Pension Benefits Three Months Ended		Life and Health Three Months Ended		SERP Benefits Three Months Ended
(In thousands)	3/31/2021	3/31/2020	3/31/2021	3/31/2020	3/31/2021	3/31/2020
Service cost	$0	$0	$52	$41	$60	$46
Interest cost	487	641	54	64	199	240
Expected return on plan assets	(1,415)	(1,355)	0	0	0	0
Amortization of net retirement plan actuarial loss	383	350	74	26	307	225
Amortization of net retirement plan prior service (credit) cost	0	(3)	(15)	(15)	71	71
Net periodic benefit (income) cost	$(545)	$(367)	$165	$116	$637	$582

The service component of net periodic benefit cost for the Company's benefit plans is recorded as a part of salaries and wages in the consolidated statements of income. All other components are recorded as part of other operating expenses in the consolidated statements of income.

The Company realized approximately $619,000 and $494,000, net of tax, as amortization of amounts previously recognized in accumulated other comprehensive (loss) income, for the three months ended March 31, 2021 and 2020, respectively.

The Company is not required to contribute to the pension plan in 2021, but it may make voluntary contributions. The Company did not contribute to the pension plan in the first three months of 2021 and 2020.

9. Other Income and Operating Expense

Other income and operating expense totals are presented in the table below.  Components of these totals exceeding 1% of the aggregate of total noninterest income and total noninterest expenses for any periods presented below are stated separately.

	Three Months Ended
(In thousands)	3/31/2021	3/31/2020
Noninterest Income
Other service charges	$720	$805
Earnings from corporate owned life insurance	541	324
Net gains on the sales of loans originated for sale	429	176
Other income	284	799
Total other income	$1,974	$2,104
Noninterest Expenses
Marketing expense	$494	$941
Professional fees	1,894	1,835
Legal fees	220	222
Technology expense	2,927	2,863
Cardholder expense	787	829
Other expenses	4,983	5,185
Total other operating expense	$11,305	$11,875

10. Revenue Recognition
As stated in Note 1 - "Summary of Significant Accounting Policies," in the 2020 Annual Report on Form 10-K, the Company adopted ASU No. 2014-09 “Revenue from Contracts with Customers” (ASC 606) and all subsequent ASUs that modified ASC 606, on January 1, 2018. ASC 606 does not apply to revenue associated with financial instruments, including revenue from loans and securities. In addition, certain noninterest income streams such as fees associated with mortgage servicing rights, financial guarantees, derivatives, and certain credit card fees are also not in scope of ASC 606. ASC 606 is applicable to noninterest revenue streams such as trust and asset management income, deposit related fees, interchange fees, merchant income, and annuity and insurance commissions. However, the recognition of these revenue streams did not change significantly upon adoption of ASC 606.

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

The following table presents noninterest income, segregated by revenue streams, for the three months ended March 31, 2021 and 2020.

	Three Months Ended
(In thousands)	03/31/2021	03/31/2020
Noninterest Income
In-scope of Topic 606:
Commissions and Fees	$7,684	$7,385
Installment Billing	35	(30)
Refund of Commissions	(20)	(127)
Contract Liabilities/Deferred Revenue	(1)	(4)
Contingent Commissions	1,468	821
Subtotal Insurance Revenues	9,166	8,045
Trust and Asset Management	3,366	2,943
Mutual Fund & Investment Income	1,307	1,259
Subtotal Investment Service Income	4,673	4,202
Service Charges on Deposit Accounts	1,470	1,983
Card Services Income	2,383	2,183
Other	300	314
Noninterest Income (in-scope of ASC 606)	17,992	16,727
Noninterest Income (out-of-scope of ASC 606)	1,991	2,233
Total Noninterest Income	$19,983	$18,960

Contract Balances
A contract asset balance occurs when an entity performs a service for a customer before the customer pays consideration or before payment is due, which would result in contract receivables or assets, respectively. A contract liability balance is an entity’s obligation to transfer a service to a customer for which the entity has already received payment or for which payment is due from the customer. The Company’s noninterest revenue streams, excluding some insurance commissions and fees, are largely based on transactional activity, or standard month-end revenue accruals such as asset management fees based on month-end market values. Receivables primarily consist of amounts due for insurance and wealth management services performed for which the Company's performance obligations have been fully satisfied. Receivables for the insurance and wealth management services amounted to $4.1 million and $2.1 million, respectively, at March 31, 2021, compared to $5.2 million and $2.2 million, respectively, at December 31, 2020. Additionally, the Company had contract assets related to contingent income of $489,000 and $2.5 million, respectively, at March 31, 2021 and 2020, and contract liabilities of $1.0 million and $2.0 million, respectively at March 31, 2021 and 2020.

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

11. Financial Guarantees

The Company currently does not issue any guarantees that would require liability recognition or disclosure, other than standby letters of credit. The Company extends standby letters of credit to its customers in the normal course of business. The standby letters of credit are generally short-term. As of March 31, 2021, the Company’s maximum potential obligation under standby letters of credit was $32.9 million compared to $32.0 million at December 31, 2020. Management uses the same credit policies to extend standby letters of credit that it uses for on-balance sheet lending decisions and may require collateral to support standby letters of credit based upon its evaluation of the counterparty. Management does not anticipate any significant losses as a result of these transactions, and has determined that the fair value of standby letters of credit is not significant.

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

Summarized financial information concerning the Company’s reportable segments and the reconciliation to the Company’s consolidated results is shown in the following table. Investment in subsidiaries is netted out of the presentations below. The “Intercompany” column identifies the intercompany activities of revenues, expenses and other assets between the banking, insurance and wealth management services segments. The Company accounts for intercompany fees and services at an estimated fair value according to regulatory requirements for the services provided. Intercompany items relate primarily to the use of human resources, information systems, accounting and marketing services provided by any of the banks and the holding company. All other accounting policies are the same as those described in the summary of significant accounting policies in the Company's 2020 Annual Report on Form 10-K.

Three months ended March 31, 2021
(In thousands)	Banking	Insurance	Wealth Management	Intercompany	Consolidated
Interest income	$59,755	$0	$0	$(1)	$59,754
Interest expense	4,718	0	0	(1)	4,717
Net interest income	55,037	0	0	0	55,037
Provision for credit loss expense	(2,510)	0	0	0	(2,510)
Noninterest income	6,318	9,413	4,782	(530)	19,983
Noninterest expense	36,009	6,435	3,277	(530)	45,191
Income before income tax expense	27,856	2,978	1,505	0	32,339
Income tax expense	5,515	801	364	0	6,680
Net Income attributable to noncontrolling interests and Tompkins Financial Corporation	22,341	2,177	1,141	0	25,659
Less: Net income attributable to noncontrolling interests	33	0	0	0	33
Net Income attributable to Tompkins Financial Corporation	$22,308	$2,177	$1,141	$0	$25,626

Depreciation and amortization	$2,436	$56	$14	$0	$2,506
Assets	8,038,864	43,084	29,091	(15,697)	8,095,342
Goodwill	64,370	19,866	8,211	0	92,447
Other intangibles, net	2,218	2,299	84	0	4,601
Net loans and leases	5,243,454	0	0	0	5,243,454
Deposits	6,961,266	0	0	(14,725)	6,946,541
Total Equity	$650,326	$32,569	$27,041	$0	$709,936

Three months ended March 31, 2020
(In thousands)	Banking	Insurance	Wealth Management	Intercompany	Consolidated
Interest income	$63,199	$1	$0	$(1)	$63,199
Interest expense	10,231	0	0	(1)	10,230
Net interest income	52,968	1	0	0	52,969
Provision for credit loss expense	16,294	0	0	0	16,294
Noninterest income	6,992	8,150	4,374	(556)	18,960
Noninterest expense	36,689	6,562	3,045	(556)	45,740
Income before income tax expense	6,977	1,589	1,329	0	9,895
Income tax expense	1,157	430	322	0	1,909
Net Income attributable to noncontrolling interests and Tompkins Financial Corporation	5,820	1,159	1,007	0	7,986
Less: Net income attributable to noncontrolling interests	37	0	0	0	37
Net Income attributable to Tompkins Financial Corporation	$5,783	$1,159	$1,007	$0	$7,949

Depreciation and amortization	$2,485	$59	$10	$0	$2,554
Assets	6,690,574	41,444	24,562	(13,466)	6,743,114
Goodwill	64,585	19,866	7,996	0	92,447
Other intangibles, net	2,972	2,741	134	0	5,847
Net loans and leases	4,885,418	0	0	0	4,885,418
Deposits	5,422,258	0	0	(12,895)	5,409,363
Total Equity	$627,223	$32,632	$22,742	$0	$682,597

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

The following tables summarize financial assets and financial liabilities measured at fair value on a recurring basis as of March 31, 2021 and December 31, 2020, segregated by the level of valuation inputs within the fair value hierarchy used to measure fair value.

Recurring Fair Value Measurements
March 31, 2021
(In thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Available-for-sale debt securities
U.S. Treasuries	$29,111	$0	$29,111	$0
Obligations of U.S. Government sponsored entities	787,787	0	787,787	0
Obligations of U.S. states and political subdivisions	119,321	0	119,321	0
Mortgage-backed securities – residential, issued by:
U.S. Government agencies	142,204	0	142,204	0
U.S. Government sponsored entities	853,976	0	853,976	0
U.S. corporate debt securities	2,416	0	2,416	0
Total Available-for-sale debt securities	$1,934,815	$0	$1,934,815	$0
Equity securities, at fair value	$916	$0	$0	$916

Recurring Fair Value Measurements
December 31, 2020
(In thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Available-for-sale debt securities
Obligations of U.S. Government sponsored entities	607,480	0	607,480	0
Obligations of U.S. states and political subdivisions	129,746	0	129,746	0
Mortgage-backed securities – residential, issued by:
U.S. Government agencies	182,108	0	182,108	0
U.S. Government sponsored entities	705,480	0	705,480	0
U.S. corporate debt securities	2,379	0	2,379	0
Total Available-for-sale debt securities	$1,627,193	$0	$1,627,193	$0
Equity securities, at fair value	$929	$0	$0	$929

Securities: Fair values for U.S. Treasury securities are based on quoted market prices. Fair values for obligations of U.S. government sponsored entities, mortgage-backed securities-residential, obligations of U.S. states and political subdivisions, and U.S. corporate debt securities are based on quoted market prices, where available, as provided by third party pricing vendors. If quoted market prices were not available, fair values are based on quoted market prices of comparable instruments in active markets and/or based upon a matrix pricing methodology, which uses comprehensive interest rate tables to determine market price, movement and yield relationships. These securities are reviewed periodically to determine if there are any events or changes in circumstances that would adversely affect their value.

The change in the fair value of equity securities valued using significant unobservable inputs (level 3), between December 31, 2020 and March 31, 2021, was immaterial.

There were no transfers between Levels 1, 2 and 3 for the three months ended March 31, 2021.

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

Certain assets are measured at fair value on a nonrecurring basis. For the Company, these include loans held for sale, collateral dependent loans, and other real estate owned (“OREO”). During the first quarter of 2021, certain collateral dependent evaluated loans were remeasured and reported at fair value through a specific valuation allowance and/or partial charge-offs for credit losses based upon the fair value of the underlying collateral. Collateral values are estimated using Level 2 inputs based upon observable market data. In addition to collateral dependent evaluated loans, certain other real estate owned were remeasured and reported at fair value based upon the fair value of the underlying collateral. The fair values of other real estate owned are estimated using Level 2 inputs based on observable market data or Level 3 inputs based on customized discounting criteria. In general, the fair values of other real estate owned are based upon appraisals, with discounts made to reflect estimated costs to sell the real estate. Upon initial recognition, fair value write-downs are taken through a charge-off to the allowance for credit losses. Subsequent fair value write-downs on other real estate owned are reported in other noninterest expense.

Three months ended March 31, 2021
(In thousands)		Fair value measurements at reporting date using:			Gain (losses) from fair value changes
Assets:	As of 03/31/2021	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Three months ended 03/31/2021
Collateral dependent	$4,537	$0	$4,537	$0	$0

Three months ended March 31, 2020
(In thousands)		Fair value measurements at reporting date using:			Gain (losses) from fair value changes
Assets:	As of 03/31/2020	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Three months ended 03/31/2020
Collateral dependent	$4,893	$0	$4,893	$0	$(1,290)
Other real estate owned	220	0	220	0	(52)

The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments at March 31, 2021 and December 31, 2020. The carrying amounts shown in the table are included in the Consolidated Statements of Condition under the indicated captions.

The fair value estimates, methods and assumptions set forth below for the Company's financial instruments, including those financial instruments carried at cost, are made solely to comply with disclosures required by U.S. GAAP and should be read in conjunction with the financial statements and notes included herein.

For loans where the Company has determined that foreclosure of the collateral is probable, or where the borrower is experiencing financial difficulty and the Company expects repayment of the loan to be provided substantially through the operation or sale of the collateral, the ACL is measured based on the difference between the fair value of the collateral and the amortized cost basis of the loan as of the measurement date. For real estate loans, fair value of the loan’s collateral is determined by third party appraisals, which are then adjusted for the estimated selling and closing costs related to liquidation of the collateral. For this asset class, the actual valuation methods (income, sales comparable, or cost) vary based on the status of the project or property. For example, land is generally based on the sales comparable method while construction is based on the income and/or sales comparable methods. The unobservable inputs may vary depending on the individual assets with no one of the three methods being the predominant approach. The Company reviews the third party appraisal for appropriateness and adjusts the value downward to consider selling and closing costs, which typically range from 5% to 8% of the appraised value. For non-real estate loans, fair value of the loan’s collateral may be determined using an appraisal, net book value per the borrower’s financial statements, or aging reports, adjusted or discounted based on management’s historical knowledge, changes in market conditions from the time of the valuation, and management’s expertise and knowledge of the client and client’s business.

Estimated Fair Value of Financial Instruments
March 31, 2021
(In thousands)	Carrying Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets:
Cash and cash equivalents	$518,425	$518,425	$518,425	$0	$0
FHLB and other stock	16,382	16,382	0	16,382	0
Accrued interest receivable	31,466	31,466	0	31,466	0
Loans/leases, net[1]	5,243,454	5,264,218	0	4,537	5,259,681

Financial Liabilities:

Time deposits	$749,792	$755,432	$0	$755,432	$0
Other deposits	6,196,749	6,196,749	0	6,196,749	0
Fed funds purchased and securities sold
under agreements to repurchase	47,496	47,496	0	47,496	0
Other borrowings	265,000	272,625	0	272,625	0
Trust preferred debentures	13,260	18,586	0	18,586	0
Accrued interest payable	1,606	1,606	0	1,606	0

Estimated Fair Value of Financial Instruments
December 31, 2020
(In thousands)	Carrying Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets:
Cash and cash equivalents	$388,462	$388,462	$388,462	$0	$0
FHLB and other stock	16,382	16,382	0	16,382	0
Accrued interest receivable	32,025	32,025	0	32,025	0
Loans/leases, net[1]	5,208,658	5,226,301	0	22,171	5,204,130

Financial Liabilities:

Time deposits	$746,234	$753,045	$0	$753,045	$0
Other deposits	5,691,518	5,691,518	0	5,691,518	0
Fed funds purchased and securities
sold under agreements to repurchase	65,845	65,845	0	65,845	0
Other borrowings	265,000	274,238	0	274,238	0
Trust preferred debentures	13,220	18,483	0	18,483	0
Accrued interest payable	1,727	1,727	0	1,727	0
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

Overview
Tompkins Financial Corporation (“Tompkins” or the “Company”) is headquartered in Ithaca, New York and is registered as a Financial Holding Company with the Federal Reserve Board under the Bank Holding Company Act of 1956, as amended. The Company is a locally oriented, community-based financial services organization that offers a full array of products and services, including commercial and consumer banking, leasing, trust and investment management, financial planning and wealth management, and insurance services. At March 31, 2021, the Company had four wholly-owned banking subsidiaries: Tompkins Trust Company (the “Trust Company”), The Bank of Castile (DBA Tompkins Bank of Castile), Mahopac Bank (DBA Tompkins Mahopac Bank), and VIST Bank (DBA Tompkins VIST Bank). The Company’s banks have announced plans for a rebranding effort, pursuant to which the Company’s four wholly-owned banking subsidiaries will be combined into one bank, with The Bank of Castile, Mahopac Bank, and VIST Bank merging with and into Tompkins Trust Company. The combined bank will conduct business under the “Tompkins” brand name, with a legal name of “Tompkins Community Bank.” The Company expects to file applications with applicable regulators during the second quarter of 2021, with the re-branding and combination anticipated to take effect later in 2021, subject to regulatory approval. The Company also has a wholly-owned insurance agency subsidiary, Tompkins Insurance Agencies, Inc. (“Tompkins Insurance”). The trust division of the Trust Company provides a full array of investment services, including investment management, trust and estate, financial and tax planning as well as life, disability and long-term care insurance services. The Company’s principal offices are located at 118 E. Seneca Street, P.O. Box 460, Ithaca, NY, 14850, and its telephone number is (888) 503-5753. The Company’s common stock is traded on the NYSE American under the Symbol “TMP.”

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

Business Segments
Banking services consist primarily of attracting deposits from the areas served by the Company’s four banking subsidiaries’ 64 banking offices (44 offices in New York and 20 offices in Pennsylvania) and using those deposits to originate a variety of commercial loans, agricultural loans, consumer loans, real estate loans, and leases. The Company’s lending function is managed within the guidelines of a comprehensive Board-approved lending policy. Reporting systems are in place to provide management with ongoing information related to loan production, loan quality, concentrations of credit, loan delinquencies, and nonperforming and potential problem loans. Banking services also include a full suite of products such as debit cards, credit cards, remote deposit, electronic banking, mobile banking, cash management, and safe deposit services.

Wealth management services consist of investment management, trust and estate, financial and tax planning as well as life, disability and long-term care insurance services. Wealth management services are provided under the trade name Tompkins Financial Advisors. Tompkins Financial Advisors has office locations, and services are available to all customers, at the Company's four subsidiary banks.

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

OTHER IMPORTANT INFORMATION

The following discussion is intended to provide an understanding of the consolidated financial condition and results of operations of the Company for the three months ended March 31, 2021. It should be read in conjunction with the Company’s Audited Consolidated Financial Statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, and the Unaudited Consolidated Financial Statements and notes thereto included in Part I of this Quarterly Report on Form 10-Q.

In this Report, there are comparisons of the Company’s performance to that of a peer group, which is comprised of the group of 148 domestic bank holding companies with $3 billion to $10 billion in total assets as defined in the Federal Reserve’s “Bank Holding Company Performance Report” for December 31, 2020 (the most recent report available). Although the peer group data is presented based upon financial information that is one fiscal quarter behind the financial information included in this report, the Company believes that it is relevant to include certain peer group information for comparison to current quarter numbers.

Forward-Looking Statements
This Quarterly Report on Form 10-Q contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The statements contained in this Report that are not statements of historical fact may include forward-looking statements that involve a number of risks and uncertainties. Forward-looking statements may be identified by use of such words as "may", "will", "estimate", "intend", "continue", "believe", "expect", "plan", or "anticipate", and other similar words. Examples of forward-looking statements may include statements regarding the asset quality of the Company's loan portfolios; the level of the Company's allowance for credit losses; whether, when and how borrowers will repay deferred amounts and resume scheduled payments; the sufficiency of liquidity sources; the Company's exposure to changes in interest rates, and to new, changed, or extended government/regulatory expectations; the impact of changes in accounting standards; and trends, plans, prospects, growth and strategies. Forward-looking statements are made based on management’s expectations and beliefs concerning future events impacting the Company and are subject to certain uncertainties and factors relating to the Company’s operations and economic environment, all of which are difficult to predict and many of which are beyond the control of the Company, that could cause actual results of the Company to differ materially from those expressed and/or implied by forward-looking statements. The following factors, in addition to those listed as Risk Factors in Item 1A of our Annual

Report on Form 10-K for the year ended December 31, 2020, are among those that could cause actual results to differ materially from the forward-looking statements: changes in general economic, market and regulatory conditions; the severity and duration of the COVID-19 outbreak and the impact of the outbreak (including the government’s response to the outbreak) on economic and financial markets, potential regulatory actions, and modifications to our operations, products, and services relating thereto; disruptions in our and our customers’ operations and loss of revenue due to pandemics, epidemics, widespread health emergencies, government-imposed travel/business restrictions, or outbreaks of infectious diseases such as the COVID-19, and the associated adverse impact on our financial position, liquidity, and our customers’ abilities or willingness to repay their obligations to us or willingness to obtain financial services products from the Company; a decision to amend or modify the terms under which our customers are obligated to repay amounts owed to us; the development of an interest rate environment that may adversely affect the Company’s interest rate spread, other income or cash flow anticipated from the Company’s operations, investment and/or lending activities; changes in laws and regulations affecting banks, bank holding companies and/or financial holding companies, such as the Dodd-Frank Act and Basel III and the Economic Growth, Regulatory Relief, and Consumer Protection Act; legislative and regulatory changes in response to COVID-19 with which we and our subsidiaries must comply, including the CARES Act and the Consolidated Appropriations Act, 2021, and the rules and regulations promulgated thereunder, and federal, state and local government mandates; technological developments and changes; the ability to continue to introduce competitive new products and services on a timely, cost-effective basis; governmental and public policy changes, including environmental regulation; reliance on large customers; uncertainties arising from national and global events, including the potential impact of widespread protests, civil unrest, and political uncertainty on the economy and the financial services industry; and financial resources in the amounts, at the times and on the terms required to support the Company’s future businesses.

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

For information on the Company's significant accounting policies and to gain a greater understanding of how the Company’s financial performance is reported, refer to Note 1 – “Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. Refer to "Recently Issued Accounting Standards" in Management's Discussion and Analysis in this Quarterly Report on Form 10-Q for a discussion of recent accounting updates.

COVID-19 Pandemic and Recent Events

The COVID-19 global pandemic continued to present health and economic challenges on an unprecedented scale during the first quarter of 2021. During the first quarter, the Company continued to focus on the health and well-being of its workforce, meeting its clients' needs, and supporting its communities. The Company has designated a Pandemic Planning Committee, which includes key individuals across the Company as well as members of Senior Management, to oversee the Company’s response to COVID-19, and has implemented a number of risk mitigation measures designed to protect our employees and customers while maintaining services for our customers and community. These measures included restrictions on business travel, establishment of a remote work environment for most non-customer facing employees, and social distancing restrictions for those employees working at our offices and branch locations. In July 2020, we began initiating the reopening of our offices and reinstatement of branch services, and the return of our workforce, but as of March 31, 2021, approximately 85% of our noncustomer facing employees continued to work remotely. With a view toward protecting the health and well-being of the Company's workforce, customers, and visitors as we reopen, we implemented several new social distancing protocols and other protective measures, such as temperature screenings, distribution of personal protective equipment, and workforce self-certifications.

Tompkins continues to offer assistance to its customers affected by the COVID-19 pandemic by implementing a payment deferral program to assist both consumer and business borrowers that may be experiencing financial hardship due to COVID-19. Our standard program allowed for the deferral of loan payments for up to 90 days; in certain cases we extended additional deferrals or other accommodations. As part of this program, the Company deferred approximately 3,843 loans totaling $1.6 billion. As of March 31, 2021, 3,654 loans totaling approximately $1.5 billion had moved out of the deferral status, and of those loans 0.3% were more than 30 days past due. As of March 31, 2021, total loans that continued in a deferral status amounted to approximately $195.6 million, representing 3.7% of total loans. We expect that loans in the deferral program will continue to accrue interest during the deferral period unless otherwise classified as nonperforming. The provisions of the CARES Act and the interagency guidance issued by Federal banking regulators provided clarification related to modifications and deferral programs to assist borrowers who are negatively impacted by the COVID-19 national emergency. The guidance and clarifications detail certain provisions whereby banks are permitted to make deferrals and modifications to the terms of a loan which would not require the loan to be reported as a troubled debt restructuring ("TDR"). In accordance with the CARES Act and the interagency guidance, the Company elected to adopt the provisions to not report qualified loan modifications as TDRs. The relief related to TDRs under the CARES Act was extended by the Consolidated Appropriations Act, 2021. Under the Consolidated Appropriations Act, relief under the CARES Act will continue until the earlier of (i) 60 days after the date the COVID-19 national emergency comes to an end or (ii) January 1, 2022.

Management continues to monitor credit conditions carefully at the individual borrower level, as well as by industry segment, in order to be responsive to changing credit conditions. It is difficult to assess whether a customer that continues to experience COVID-19 related financial hardship will be able to perform under the original terms of the loan once the deferral period ends. Any such inability to perform may result in increases in past due and nonperforming loans. The table below list certain larger industry concentrations within our loan portfolio and the percentage of each segment that are currently in a deferral status.

Deferral Credit Concentrations
(In thousands)	March 31, 2021
Description	Portfolio Balance ($)	Concentration*	Deferral Balance ($)	Percent of Loans Currently in Deferral Status
Lessors of Residential Buildings and Dwellings	$538,144	16.80%	$203	0.04%
Hotels and Motels	205,383	6.40%	113,789	55.40%
Dairy Cattle and Milk Production	190,151	5.90%	0	0.00%
Health Care and Social Assistance	154,439	4.80%	0	0.00%
Lessors of Other Real Estate Property	112,076	3.50%	6,885	6.14%
	$1,200,193		$120,877
*Concentration is defined as outstanding loan balances as a percentage of total commercial and commercial real estate loans.

The Company is also participating in the U.S. Small Business Administration (“SBA”) Paycheck Protection Program (“PPP”). This program provides borrower guarantees for lenders, and envisions a certain amount of loan forgiveness for loan recipients who properly utilize funds, all in accordance with the rules and regulations established by the SBA for the PPP. The Company began accepting applications for PPP loans on April 3, 2020, and had funded 2,998 loans totaling about $465.6 million when the initial program ended. As of April 10, 2021, approximately 2,314 of these PPP loans totaling $300.8 million had been forgiven by the SBA under the terms of the PPP program.

In addition, on January 19, 2021, the Company began accepting both first draw and second draw applications for the reopening of the PPP program. As of April 10, 2021, the Company had submitted 2,013 applications totaling $223.4 million to the SBA, of which 1,919 applications totaling $215.9 million had been approved by the SBA and disbursed to customers.

As of March 31, 2021, the Company's nonperforming assets represented 0.59% of total assets, down from 0.60% at December 31, 2020. Despite relatively stable trends in nonperforming assets and other delinquency, some customers have experienced continued cash flow stress related to the pandemic, resulting in an increase in loans rated Special Mention, which totaled $185.2 million at March 31, 2021, up from $90.0 million at March 31, 2020, but down from $189.9 million at December 31, 2020. The downgrades to Special Mention were mainly in the retail, hospitality, and agriculture industries. At March 31, 2021, nonaccrual loans and loans rated Substandard included 12 loans totaling $35.5 million that are currently in deferral status, as described above.

RESULTS OF OPERATION

Performance Summary
Net income for the first quarter of 2021 was $25.6 million or $1.72 diluted earnings per share, compared to $7.9 million or $0.53 diluted earnings per share for the same period in 2020. The 2020 results included provision expense of $16.3 million resulting from the COVID-19 pandemic and related market and economic impacts, and the adoption of ASU 2016-13.

Return on average assets (“ROA”) for the quarter ended March 31, 2021 was 1.33%, compared to 0.48% for the quarter ended March 31, 2020. Return on average shareholders’ equity (“ROE”) for the first quarter of 2021 was 14.42%, compared to 4.71% for the same period in 2020.

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

Banking Segment
The banking segment reported net income of $22.3 million for the first quarter of 2021, up $16.5 million or 285.8% from net income of $5.8 million for the same period in 2020.

Net interest income of $55.0 million for the first quarter of 2021 was up $2.1 million or 3.9% from the same period in 2020. The increase in net interest income was mainly a result of a decrease in interest expense driven by lower market interest rates. The provision for credit losses was a credit of $2.5 million for the three months ended March 31, 2021, which was down $18.8 million compared to the same period in 2020. The first quarter of 2020 included a provision expense of $16.3 million related to the impact of the economic conditions due to COVID-19 on economic forecasts and other model assumptions relied upon by management in determining the allowance, and reflects the calculation of the allowance for credit losses in accordance with ASU 2016-13. For additional information, see the section titled "The Allowance for Credit Losses" below. Net interest income for the first quarter of 2021 included $2.9 million of net deferred loan fees associated with PPP loans, compared to net deferred loan fees of $4.5 million in the fourth quarter of 2020. There were no net deferred loan fees related to PPP loans in the first quarter of 2020.

Noninterest income of $6.3 million for the three months ended March 31, 2021 was down $674,000 or 9.6% compared to the same period in 2020. The decrease in the three months ended March 31, 2021 from the same period in 2020 was mainly in service charges on deposit accounts and reflects a decrease in overdraft fees in the first quarter of 2021.

Noninterest expense of $36.0 million for the first quarter of 2021 was down $680,000 or 1.9% from the same period in 2020. The decrease was mainly a result of lower marketing expense in the first quarter of 2021 compared to same period in 2020.

Insurance Segment
The insurance segment reported net income of $2.2 million for the three months ended March 31, 2021, which was up $1.0 million or 87.8% compared to the first quarter of 2020. Noninterest income in the first quarter of 2021 increased by $1.3 million or 15.5% compared to the same period in 2020. The increase in noninterest income in the first quarter of 2021 over the same period in 2020, was mainly in contingency income and property and casualty commissions, which were up $647,000 or 78.7% and $284,000 or 8.2%, respectively. Noninterest income for the first quarter of 2021 also included gains on life insurance proceeds of $140,000.

Noninterest expenses were down $127,000 or 1.9% compared to the first quarter of 2020. The decrease was mainly in salaries, wages and employee benefits and reflects lower commission expense and healthcare expense. Travel and entertainment expenses were also down in the first quarter of 2021 compared to prior year, mainly due to travel restrictions related to the COVID-19 pandemic.

Wealth Management Segment
The wealth management segment reported net income of $1.1 million for the three months ended March 31, 2021, which was up $134,000 or 13.3% compared to the first quarter of 2020. The increase in net income for the three month period ended March 31, 2021, was attributable to an increase in advisory fee income as well as market improvement from the first quarter of 2020. Noninterest expense for the first quarter of 2021 was up $232,000 or 7.6% compared to the same period in 2020. The increase was primarily within salaries and employee benefits, mainly driven by merit increases and other incentives.

Net Interest Income
The following table shows average interest-earning assets and interest-bearing liabilities, and the corresponding yield or cost associated with each for the three month periods ended March 31, 2021 and 2020.

Average Consolidated Statements of Condition and Net Interest Analysis (Unaudited)
	Quarter Ended			Quarter Ended
	March 31, 2021			March 31, 2020
	Average			Average
	Balance		Average	Balance		Average
(Dollar amounts in thousands)	(QTD)	Interest	Yield/Rate	(QTD)	Interest	Yield/Rate
ASSETS
Interest-earning assets
Interest-bearing balances due from banks	$408,642	$85	0.08%	$1,525	$6	1.58%
Securities (1)
U.S. Government securities	1,635,143	4,612	1.14%	1,194,754	6,576	2.21%
State and municipal (2)	120,959	775	2.60%	97,480	666	2.75%
Other securities (2)	3,425	23	2.75%	3,422	36	4.23%
Total securities	1,759,527	5,410	1.25%	1,295,656	7,278	2.26%
FHLBNY and FRB stock	16,382	213	5.27%	26,558	435	6.59%
Total loans and leases, net of unearned income (2)(3)	5,291,295	54,454	4.17%	4,914,034	55,906	4.58%
Total interest-earning assets	7,475,846	60,162	3.26%	6,237,773	63,625	4.10%
Other assets	350,826			435,175
Total assets	$7,826,672			$6,672,948
LIABILITIES & EQUITY
Deposits
Interest-bearing deposits
Interest bearing checking, savings, & money market	3,949,304	1,093	0.11%	3,212,543	4,366	0.55%
Time deposits	749,328	2,057	1.11%	680,248	2,833	1.68%
Total interest-bearing deposits	4,698,632	3,150	0.27%	3,892,791	7,199	0.74%
Federal funds purchased & securities sold under agreements to repurchase	59,584	16	0.11%	63,528	36	0.23%
Other borrowings	265,001	1,376	2.11%	498,428	2,706	2.18%
Trust preferred debentures	13,234	175	5.35%	17,050	289	6.82%
Total interest-bearing liabilities	5,036,451	4,717	0.38%	4,471,797	10,230	0.92%
Noninterest bearing deposits	1,949,643			1,409,661
Accrued expenses and other liabilities	119,860			112,673
Total liabilities	7,105,954			5,994,131
Tompkins Financial Corporation Shareholders’ equity	719,290			677,394
Noncontrolling interest	1,428			1,423
Total equity	720,718			678,817
Total liabilities and equity	$7,826,672			$6,672,948
Interest rate spread			2.88%			3.18%
Net interest income/margin on earning assets		55,445	3.01%		53,395	3.44%

Tax Equivalent Adjustment		(408)			(426)

Net interest income per consolidated financial statements		$55,037			$52,969
1  Average balances and yields on available-for-sale debt securities are based on historical amortized cost
2  Interest income includes the tax effects of taxable-equivalent adjustments using an effective income tax rate of 21% in 2021 and 2020 to increase tax exempt interest income to taxable-equivalent basis.
3  Nonaccrual loans are included in the average asset totals presented above.  Payments received on nonaccrual loans have been recognized as disclosed in Note 1 of the Company’s consolidated financial statements included in Part 1 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

Net Interest Income
Net interest income is the Company’s largest source of revenue, representing 73.4% of total revenues for the three months ended March 31, 2021, compared to 73.6% for the same period in 2020. Net interest income is dependent on the volume and composition of interest-earning assets and interest-bearing liabilities and the level of market interest rates. The above table shows average interest-earning assets and interest-bearing liabilities, and the corresponding yield or cost associated with each.

Taxable-equivalent net interest income for the three months ended March 31, 2021, was up $2.0 million or 3.8% over the same period in 2020. The increase was mainly due to lower interest expense in the first quarter of 2021 compared to the same period in 2020, driven by lower market interest rates and by deposit growth, which contributed to a reduction in higher cost borrowings. For the three months ended March 31, 2021, average total deposits represented 93.6% of average total liabilities compared to 88.5% for the same period in 2020, while total average borrowings represented 4.8% of average total liabilities in 2021 and 9.7% in 2020.

Net interest margin for the three months ended March 31, 2021 was 3.01% compared to 3.44% for the same period in 2020. The decrease in net interest margin for 2021 compared to 2020 was mainly a result of the decrease in the yield on average interest earning assets exceeding the decrease in average cost of interest bearing liabilities. The decrease in yield on average interest earning assets was mainly due to lower market rates and a shift in the composition of average earning assets, with a greater mix of lower yielding average securities and interest bearing balances.

Taxable-equivalent interest income for the three months ended March 31, 2021, was $60.2 million, down 5.4% compared to the same period in 2020. The decrease in taxable-equivalent interest income was mainly due to lower asset yields for the three months ended March 31, 2021, compared to the same period in 2020, reflecting lower market interest rates. Average yields for loans and securities for the three months ended March 31, 2021 were 4.17% and 1.25%, respectively, down 41 basis points and 101 basis points from the same period in 2020. The lower asset yields were partially offset by the growth in average earning assets, including loans, securities and interest bearing balances due from banks. For the three months ended March 31, 2021, average balances for loans, securities and interest bearing balances due from banks, were up $377.3 million, or 7.7%, $463.9 million or 35.8%, and $407.1 million over the first quarter of 2020, respectively. The increase in average loans was mainly in commercial loans, driven largely by PPP loans and commercial real estate loans, while the increase in securities from year-end 2020 was largely due to the investment of excess liquidity resulting from strong deposit growth during the quarter.

Interest expense for the three months ended March 31, 2021, decreased by $5.5 million or 53.9% compared to the same period in 2020, driven mainly by lower market interest rates, and a decrease in average other borrowings, which were down as a result of the increase in average deposit balances. Average interest bearing deposits for the first quarter of 2021 were up $805.8 million or 20.7% compared to the same period in 2020. Average other borrowings for the three months ended March 31, 2021 were down $233.4 million or 46.8% compared to the same period in 2020. The average cost of interest bearing deposits was 0.27% for the first quarter of 2021, compared to 0.74% for the first quarter of 2020. The average cost of interest bearing liabilities decreased to 0.38% for the first quarter of 2021 from 0.92% for the first quarter of 2020.

Provision for Credit Losses
The provision for credit losses represents management’s estimate of the amount necessary to maintain the allowance for credit losses at an appropriate level. The provision for credit losses for the three months ended March 31, 2021 was a credit of $2.5 million compared to an expense of $16.3 million for the same period in 2020. The provision for the first quarter of 2020 reflected the highly uncertain economic conditions related to COVID-19 and economic forecasts and other model assumptions relied upon by management in determining the allowance as well as the calculation of the allowance for credit losses in accordance with ASU 2016-13. The favorable variance in the first quarter of 2021 is largely driven by improvements in economic forecasts compared to the first quarter of 2020. The section captioned “Financial Condition – The Allowance for Credit Losses” below has further details on the allowance for credit losses and asset quality metrics.

Noninterest Income
Noninterest income was $20.0 million for the first quarter of 2021, which was up 5.4% compared to the same period prior year. Noninterest income represented 26.6% of total revenue for the three months ended March 31, 2021, compared to 26.4% for the same period in 2020.

Insurance commissions and fees were $9.2 million for the first quarter of 2021, up 13.9% compared to the same period prior year. The increase in insurance commissions and fees in the first quarter of 2021 over the same period in 2020, was mainly in contingency income and property and casualty commissions, which were up $647,000 or 78.7% and $284,000 or 8.2%, respectively.

Investment services income of $4.7 million in the first quarter of 2021 was up $471,000 or 11.2% compared to the first quarter of 2020 mainly due to an increase in advisory fee income resulting from growth in assets under management as well as market improvement from the first quarter of 2020. Investment services income includes trust services, financial planning, wealth management services, and brokerage related services. The fair value of assets managed by, or in custody of, Tompkins was $4.8 billion at March 31, 2021, compared to $3.9 billion at March 31, 2020. The fair value of assets in custody at March 31, 2021 includes $1.4 billion of Company-owned securities where Tompkins Trust Company is custodian.

Card services income of $2.4 million in the first quarter of 2021 was up $200,000 or 9.2% compared to the same period in 2020. Debit card income was up $240,000 or 16.1% in the first quarter of 2021 compared to the same period in 2020, driven by higher transaction volume in 2021 compared to the same period in 2020.

The Company recognized $317,000 in gains on sales/calls of available-for-sale debt securities in the first quarter of 2021, compared to $443,000 of gains in the first three months of 2020. The sales of available-for-sale debt securities were generally the result of routine portfolio maintenance and interest rate risk management.

Other income of $2.0 million in the first quarter of 2021 was down $130,000 or 6.2% compared to the same period in 2020. The decrease in the first quarter of 2021 was mainly attributable to the recapture of fees from loans that had been previously charged off and were recognized in the first quarter of 2020.

Noninterest Expense
Noninterest expense was $45.2 million for the first quarter of 2021, down 1.2% compared to the same period in 2020. Noninterest expense as a percentage of total revenue for the first quarter of 2021 was 60.2% compared to 63.6% for the same period in 2020.

Expenses associated with salaries and wages and employee benefits are the largest component of noninterest expense, representing 62.3% of total noninterest expense for the three months ended March 31, 2021 and 61.6% for the three months ended March 31, 2020. Salaries and wages and employee expense for the three months ended March 31, 2021 was flat compared to the same period in 2020 as increases resulting from normal merit adjustments and incentive compensation were mainly offset by lower health care costs, and an increase in salary costs deferred as loan origination costs primarily related to the high volume of PPP loan originations during the first quarter of 2021. Salary cost deferred in connection with loan originations will be recognized as a yield adjustment component of interest income over the remaining terms of these loans.

Other expense categories not related to compensation and benefits, such as technology expense and professional fees, for the three months ended March 31, 2021, were in line with the same period in 2020. Marketing expenses for the three months ended March 31 2021, were down $447,000 from the same period in 2020, mainly a result of fewer events held due to the pandemic. FDIC expense for the first quarter of 2021 was up $252,000 or 51.2% over the same period in 2020, driven largely by the growth in total assets. Business related travel and entertainment expenses for the first quarter of 2021 were down $249,000 or 78.2% from the same period in 2020. Other expenses for the three months ended March 31, 2021 and 2020, included $680,000 and $465,000, respectively, to increase the allowance for off-balance sheet exposures.

Income Tax Expense
The provision for income taxes was $6.7 million for an effective rate of 20.7% for the first quarter of 2021, compared to tax expense of $1.9 million and an effective rate of 19.3% for the same quarter in 2020. The effective rates differ from the U.S. statutory rate primarily due to the effect of tax-exempt income from loans, securities and life insurance assets, and the income tax effects associated with stock based compensation.

FINANCIAL CONDITION

Total assets were $8.1 billion at March 31, 2021, up $473.2 million or 6.2% from December 31, 2020. The increase in total assets was mainly in securities and cash and cash equivalents balances. Total securities were up $307.6 million or 18.9% compared to December 31, 2020, while total cash and cash equivalents were up $130.0 million or 33.5% over December 31, 2020. The increase in securities and cash and cash equivalents from year-end 2020 was largely due to the investment of excess liquidity into securities and interest bearing balances. Total loan balances were $5.3 billion at March 31, 2021 in line with year-end 2020. Total deposits were up $508.8 million or 7.9% from December 31, 2020.

Securities

As of March 31, 2021, the Company’s securities portfolio was $1.9 billion or 23.9% of total assets, compared to $1.6 billion or 21.4% of total assets at year-end 2020. The increase in securities from year-end 2020, was largely due to the investment of excess liquidity resulting from strong deposit growth during the quarter. The following table details the composition of available-for-sale debt securities.

Available-for-Sale Debt Securities
	March 31, 2021		December 31, 2020
(In thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
U.S. Treasuries	$29,634	$29,111	$0	$0
Obligations of U.S. Government sponsored entities	793,360	787,787	599,652	607,480
Obligations of U.S. states and political subdivisions	117,242	119,321	126,642	129,746
Mortgage-backed securities - residential, issued by
U.S. Government agencies	141,110	142,204	179,538	182,108
U.S. Government sponsored entities	857,438	853,976	691,562	705,480
U.S. corporate debt securities	2,500	2,416	2,500	2,379
Total available-for-sale debt securities	$1,941,284	$1,934,815	$1,599,894	$1,627,193

The increase in unrealized losses, which reflects the amount that amortized cost exceeds fair value, related to the available-for-sale debt portfolio was due primarily to changes in market interest rates during the first three months of 2021. Management’s policy is to purchase investment grade securities that on average have relatively short duration, which helps mitigate interest rate risk and provides sources of liquidity without significant risk to capital.

The Company evaluates available-for-sale debt securities in unrealized loss positions at each measurement date to determine whether the decline in the fair value below the amortized cost basis (impairment) is due to credit-related factors or noncredit-related factors. Any impairment that is not credit related is recognized in other comprehensive income (loss), net of applicable taxes. Credit-related impairment is recognized as an ACL on the balance sheet, limited to the amount by which the amortized cost basis exceeds the fair value, with a corresponding adjustment to earnings via credit loss expense.

The Company determined that at March 31, 2021, all impaired available-for-sale debt securities experienced a decline in fair value below the amortized cost basis due to noncredit-related factors. In addition, the Company does not intend to sell other-than-temporarily impaired investment securities that are in an unrealized loss position until recovery of unrealized losses (which may be until maturity), and it is not more-likely-than not that the Company will be required to sell the investment securities, before recovery of their amortized cost basis, which may be at maturity. Therefore, the Company carried no ACL at March 31, 2021 and there was no credit loss expense recognized by the Company with respect to the securities portfolio during the three months ended March 31, 2021.

Loans and Leases
Loans and leases as of the end of the first quarter and prior year-end periods were as follows:

(In thousands)	03/31/2021	12/31/2020
Commercial and industrial
Agriculture	$80,692	$94,489
Commercial and industrial other	762,956	792,987
PPP loans	370,007	291,252
Subtotal commercial and industrial	1,213,655	1,178,728
Commercial real estate
Construction	176,730	163,016
Agriculture	200,211	201,866
Commercial real estate other	2,202,898	2,204,310
Subtotal commercial real estate	2,579,839	2,569,192
Residential real estate
Home equity	192,902	200,827
Mortgages	1,233,578	1,235,160
Subtotal residential real estate	1,426,480	1,435,987
Consumer and other
Indirect	7,447	8,401
Consumer and other	63,969	61,399
Subtotal consumer and other	71,416	69,800
Leases	15,056	14,203
Total loans and leases	5,306,446	5,267,910
Less: unearned income and deferred costs and fees	(13,653)	(7,583)
Total loans and leases, net of unearned income and deferred costs and fees	$5,292,793	$5,260,327

Total loans and leases of $5.3 billion at March 31, 2021 were up $32.5 million or 0.6% from December 31, 2020. As of March 31, 2021, total loans and leases represented 65.4% of total assets compared to 69.0% of total assets at December 31, 2020.

Residential real estate loans, including home equity loans were $1.4 billion at March 31, 2021, down $9.5 million or 0.7% compared to December 31, 2020, and comprised 27.0% of total loans and leases at March 31, 2021. Changes in residential loan balances are impacted by the Company’s decision to retain these loans or sell them in the secondary market due to interest rate considerations. The Company’s Asset/Liability Committee meets regularly and establishes standards for selling and retaining residential real estate mortgage originations.

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

During the first three months of 2021 and 2020, the Company sold residential loans totaling $10.5 million and $4.1 million, respectively, recognizing gains on these sales of $429,000 and $176,000, respectively. These residential real estate loans were sold without recourse in accordance with standard secondary market loan sale agreements. When residential mortgage loans are sold, the Company typically retains all servicing rights, which provides the Company with a source of fee income. Mortgage servicing rights totaled $1.0 million at March 31, 2021 and $805,000 at December 31, 2020.

Commercial real estate loans and commercial and industrial loans totaled $2.6 billion and $1.2 billion, respectively, and represented 48.7% and 22.9%, respectively of total loans as of March 31, 2021. The commercial real estate portfolio was in line with year-end 2020, while commercial and industrial loans were up 3.0%. The increase in commercial and industrial loans over year-end 2020 was mainly in PPP loans, which were up $78.8 million or 27.0% to $370.0 million. The Company originated $200.8 million of PPP loans in the first quarter of 2021; these originations were partially offset by $122.0 million of PPP loans originated in 2020 being forgiven by the SBA during the first quarter of 2021.

As of March 31, 2021, agriculturally-related loans totaled $280.9 million or 5.3% of total loans and leases, compared to $296.4 million or 5.6% of total loans and leases at December 31, 2020. Agriculturally-related loans include loans to dairy farms and crop farms. Agricultural-related loans are primarily made based on identified cash flows of the borrower with consideration given to underlying collateral, personal guarantees, and government related guarantees. Agriculturally-related loans are generally secured by the assets or property being financed or other business assets such as accounts receivable, livestock, equipment or commodities/crops.
The Company has adopted comprehensive lending policies, underwriting standards and loan review procedures. Management reviews these policies and procedures on a regular basis. The Company discussed its lending policies and underwriting guidelines for its various lending portfolios in Note 4 – “Loans and Leases” in the Notes to Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. There have been no significant changes in these policies and guidelines since the date of that report. The Company’s Board of Directors approves the lending policies at least annually. The Company recognizes that exceptions to policy guidelines may occasionally occur and has established procedures for approving exceptions to these policy guidelines. Management has also implemented reporting systems to monitor loan originations, loan quality, concentrations of credit, loan delinquencies and nonperforming loans and potential problem loans.

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

Allowance for Credit Losses

The below tables represents the allowance for credit losses as of March 31, 2021 and December 31, 2020. The tables provide, as of the dates indicated, an allocation of the allowance for credit losses for inherent loan losses by type. The allocation is neither indicative of the specific amounts or the loan categories in which future charge-offs may occur, nor is it an indicator of future loss trends. The allocation of the allowance for credit losses to each category does not restrict the use of the allowance to absorb losses in any category.

(In thousands)	3/31/2021	12/31/2020
Allowance for credit losses
Commercial and industrial	$7,750	$9,239
Commercial real estate	30,467	30,546
Residential real estate	9,470	10,257
Consumer and other	1,583	1,562
Finance leases	69	65
Total	$49,339	$51,669

As of March 31, 2021, the total allowance for credit losses was $49.3 million, down $2.3 million or 4.5% compared to December 31, 2020. The ACL as a percentage of total loans measured 0.93% at March 31, 2021, compared to 0.98% at December 31, 2020.

The decrease in the ACL from year-end 2020 reflects lower estimated reserves driven by improvements in forecasts for unemployment and the gross domestic product used in our model, and lower than expected net credit losses of $412,000 reported for the trailing twelve-month period ended March 31, 2021. The decrease in the ACL is partially offset by increases in qualitative reserves for loans within the hospitality and certain other industries that may have an elevated level of risk due to the adverse economic impact of the COVID-19 pandemic. Although we have seen improved occupancy rates in the hospitality industry in recent months, we continue to closely monitor this industry. Qualitative reserves related to loans that remain in the Company's payment deferral program implemented in response to the COVID-19 pandemic have also slightly increased, although we are encouraged to see low delinquency rates of 0.13% for customers who returned to repayment status during 2020. The qualitative reserves were added to all portfolio segments with the majority in commercial real estate and then commercial and residential real estate. The Company had net recoveries of $180,000 in the first quarter of 2021, compared to net charge-offs of $1.2 million for the same period in 2020.

In addition to the decrease in the ACL, the decrease in the ratio of ACL to total loans also reflects the growth in PPP loans from year end 2020. Since PPP loans are guaranteed by the SBA, there are no reserves allocated to these loans. Excluding PPP loans from total loans results in an ACL to total loan ratio of 1.00% at March 31, 2021, down from 1.04% at December 31, 2020.

Asset quality measures at March 31, 2021 were generally in line with December 31, 2020. Loans internally-classified Special Mention or Substandard were up $4.7 million or 2.5% compared to December 31, 2020. Nonperforming loans and leases were up $1.9 million or 4.3% from year end 2020 and represented 0.90% of total loans at March 31, 2021 compared to 0.87% at December 31, 2020. The allowance for credit losses covered 103.38% of nonperforming loans and leases as of March 31, 2021, compared to 112.87% at December 31, 2020.

Activity in the Company’s allowance for credit losses during the first three months of 2021 and 2020 is illustrated in the table below.

Analysis of the Allowance for Credit Losses
(In thousands)	3/31/2021	3/31/2020
Average loans outstanding during period	$5,291,295	$4,914,035
Allowance at beginning or year, prior to adoption of ASU 2016-13	51,669	39,892
Impact of adopting ASU 2016-13	0	(2,534)
Balance of allowance at beginning of year	51,669	37,358
LOANS CHARGED-OFF:
Commercial and industrial	116	1
Commercial real estate	0	1,290
Residential real estate	0	2
Consumer and other	91	137
Finance leases	0	0
Total loans charged-off	$207	$1,430
RECOVERIES OF LOANS PREVIOUSLY CHARGED-OFF:
Commercial and industrial	97	16
Commercial real estate	213	18
Residential real estate	34	79
Consumer and other	43	69
Finance Leases	0	0
Total loans recovered	$387	$182
Net loans (recovered) charged-off	(180)	1,248
(Reductions) additions to allowance for credit losses charged to operations	(2,510)	16,294
Balance of allowance at end of period	$49,339	$52,404
Allowance for credit losses as a percentage of total loans and leases	0.93%	1.06%
Annualized net (recoveries) charge-offs on loans to average total loans and leases during the period	(0.01)%	0.10%

Net loan and lease recoveries for the quarter ended March 31, 2020 were $180,000 compared to net charge-offs of $1.2 million for the quarter ended March 31, 2020. The first quarter of 2020 included a write-down on one credit in the commercial real estate portfolio for $1.2 million.

The provision for credit losses was a credit of $2.5 million for the three months ended March 31, 2021, compared to a provision of $16.3 million for the same period in 2020. The provision expense for credit losses is based upon the Company's quarterly evaluation of the appropriateness of the allowance for credit losses. The larger than normal provision expense of $16.3 million for the three months ended March 31, 2020 was mainly a result of the economic forecasts and other model assumptions impacted by the COVID-19 pandemic. The provision credit of $2.5 million for the first three months of 2021 reflects lower estimated reserves driven by improvements in forecasts for unemployment and the gross domestic product used in our model, partially offset by increases in qualitative reserves for loans within the hospitality and certain other industries that may have an elevated level of risk due to the adverse economic impact of the COVID-19 pandemic, as well as loans that remain in the Company's payment deferral program implemented in response to the COVID-19 pandemic.

Analysis of Past Due and Nonperforming Loans
(In thousands)	3/31/2021	12/31/2020	3/31/2020
Loans 90 days past due and accruing
Commercial and industrial	$0	$0	$0
Consumer and other	0	0	0
Total loans 90 days past due and accruing	$0	$0	$0
Nonaccrual loans
Commercial and industrial	768	1,775	2,049
Commercial real estate	27,847	23,627	9,698
Residential real estate	12,745	13,145	11,544
Consumer and other	296	429	265
Total nonaccrual loans	$41,656	$38,976	$23,556
Troubled debt restructurings not included above	6,069	6,803	7,137
Total nonperforming loans and leases	$47,725	$45,779	$30,693
Other real estate owned	88	88	466
Total nonperforming assets	$47,813	$45,867	$31,159
Allowance as a percentage of nonperforming loans and leases	103.38%	112.87%	170.74%
Total nonperforming loans and leases as percentage of total loans and leases	0.90%	0.87%	0.62%
Total nonperforming assets as percentage of total assets	0.59%	0.60%	0.46%

Nonperforming assets include nonaccrual loans, TDR, and foreclosed real estate/other real estate owned. Total nonperforming assets of $47.8 million at March 31, 2021 were up $1.9 million or 4.2% compared to December 31, 2020, and up $16.7 million or 53.5% compared to March 31, 2020. The increase in nonperforming assets from March 31, 2020, was mainly in the commercial real estate and residential real estate portfolios, as result of unfavorable economic conditions related to the COVID-19 pandemic. Nonperforming loans at March 31, 2021, included one credit totaling $11.8 million in the hospitality industry that was downgraded to Substandard and placed on nonaccrual status in the fourth quarter of 2020. The loan was also in the Company's deferral payment program at March 31, 2021. Nonperforming assets represented 0.59% of total assets at March 31, 2021, down from 0.60% at December 31, 2020, and up from 0.46% at March 31, 2020. The Company’s ratio of nonperforming assets to total assets is in line with our peer group’s most recent ratio of 0.60% at December 31, 2020.

Loans are considered modified in a TDR when, due to a borrower’s financial difficulties, the Company makes a concession(s) to the borrower that it would not otherwise consider and the borrower could not obtain elsewhere. These modifications may include, among others, an extension of the term of the loan, and granting a period when interest-only payments can be made, with the principal payments made over the remaining term of the loan or at maturity. TDRs are included in the above table within the following categories: “loans 90 days past due and accruing”, “nonaccrual loans”, or “troubled debt restructurings not included above”. Loans in the latter category include loans that meet the definition of a TDR but are performing in accordance with the modified terms and therefore classified as accruing loans. At March 31, 2021, the Company had $7.7 million in TDRs, and of that total $1.6 million were reported as nonaccrual and $6.1 million were considered performing and included in the table above.

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

The ratio of the allowance to nonperforming loans and leases (loans past due 90 days and accruing, nonaccrual loans and restructured troubled debt) was 103.38% at March 31, 2021, compared to 112.87% at December 31, 2020, and 170.74% at March 31, 2020. The Company’s nonperforming loans and leases are mostly made up of collateral dependent impaired loans with limited exposure or loans that require limited specific reserve due to the level of collateral available with respect to these loans and/or previous charge-offs.

The Company, through its internal loan review function, identified 31 commercial relationships totaling $36.6 million at March 31, 2021 that were potential problem loans. At December 31, 2020, the Company had identified 35 relationships totaling $40.8 million that were potential problem loans. Of the 31 commercial relationships at March 31, 2021 that were Substandard, there were 10 relationships that equaled or exceeded $1.0 million, which in aggregate totaled $31.0 million, the largest of which was $6.8 million. The potential problem loans remain in a performing status due to a variety of factors, including payment history, the value of collateral supporting the credits, and personal or government guarantees. These factors, when considered in the aggregate, give management reason to believe that the current risk exposure on these loans does not warrant accounting for these loans as nonperforming. However, these loans do exhibit certain risk factors, which have the potential to cause them to become nonperforming. Accordingly, management’s attention is focused on these credits, which are reviewed on at least a quarterly basis.

Capital

Total equity was $709.9 million at March 31, 2021, a decrease of $7.8 million or 1.1% from December 31, 2020. The decrease was mainly a result of the increase in accumulated other comprehensive loss, reflecting the change in unrealized gains/loss on available-for-sale securities from a unrealized gain of $20.6 million at December 31, 2020 to an unrealized loss of $4.9 million at March 31, 2021. The decrease was partially offset by an increase in retained earnings.

Additional paid-in capital declined from $334.0 million at December 31, 2020, to $333.2 million at March 31, 2021. The decrease was primarily attributable to a $1.5 million aggregate purchase price related to the Company's repurchase and retirement of 21,531 shares of its common stock during the first quarter of 2021 pursuant to its publicly announced stock repurchase plan, $0.2 million related to the exercise of stock options and $0.2 million related to the Company's director deferred compensation plan partially offset by $1.2 million related to stock based compensation. Retained earnings increased by $17.6 million from $418.4 million at December 31, 2020, to $436.0 million at March 31, 2021, reflecting net income of $25.6 million less dividends paid of $8.1 million. Accumulated other comprehensive loss increased from a net loss of $32.1 million at December 31, 2020, to a net loss of $57.0 million at March 31, 2021, reflecting a $25.5 million increase in unrealized losses on available-for-sale debt securities due to changes in market rates coupled with a $0.6 million decrease related to post-retirement benefit plans.

Cash dividends paid in the first three months of 2021 totaled approximately $8.0 million or $0.54 per common share, representing 31.4% of year to date 2021 earnings through March 31, 2021, and were up 3.9% over cash dividends of $7.8 million or $0.52 per common share paid in the first three months of 2020.

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

In addition to setting higher minimum capital ratios, the Basel III Capital Rules introduced a capital conservation buffer, which must be added to each of the minimum capital ratios and is designed to absorb losses during periods of economic stress. The capital conservation buffer was phased in over a three-year period that began on January 1, 2016, and was fully phased-in on January 1, 2019 at 2.5%.

The following table provides a summary of the Company’s capital ratios as of March 31, 2021:

Regulatory Capital Analysis
March 31, 2021	Actual		Minimum Capital Required - Basel III Fully Phased-In		Well Capitalized Requirement
(dollar amounts in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk weighted assets)	$736,598	14.62%	$528,967	10.50%	$503,779	10.00%
Tier 1 Capital (to risk weighted assets)	684,414	13.59%	428,212	8.50%	403,023	8.00%
Tier 1 Common Equity (to risk weighted assets)	671,153	13.32%	352,645	7.00%	327,456	6.50%
Tier 1 Capital (to average assets)	684,414	8.89%	308,064	4.00%	385,080	5.00%

As of March 31, 2021, the Company’s capital ratios exceeded the minimum required capital ratios plus the fully phased-in capital conservation buffer, and the minimum required capital ratios for well capitalized institutions. The capital levels required to be considered well capitalized, presented in the above table, are based upon prompt corrective action regulations, as amended to reflect the changes under Basel III Capital Rules.

Total capital as a percent of risk weighted assets increased to 14.6% at March 31, 2021, compared with 14.4% as of December 31, 2020. Tier 1 capital as a percent of risk weighted assets increased from 13.3% at the end of 2020 to 13.6% as of March 31, 2021. Tier 1 capital as a percent of average assets was 8.9% at March 31, 2021, which is up from 8.8% at December 31, 2020. Common equity Tier 1 capital was 13.3% at the end of the first quarter of 2021, up from 13.1% at the end of 2020.

As of March 31, 2021, the capital ratios for the Company’s subsidiary banks also exceeded the minimum required capital ratios plus the fully phased-in capital conservation buffer, and the minimum required capital ratios for well capitalized institutions.

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

Deposits and Other Liabilities

Total deposits of $6.9 billion at March 31, 2021 were up $508.8 million or 7.9% from December 31, 2020. The increase from year-end was primarily in checking, money market and savings balances, which collectively were up $373.1 million or 9.9% from year end 2020. The majority of the increase was in money market deposit balances and reflects growth in municipal, non-personal and personal deposits. Noninterest bearing deposits and time deposits were up $132.1 million or 6.8% and up $3.6 million or 0.5%, respectively, from year-end 2020. Deposit balances have benefited from PPP loan originations and government stimulus. The majority of the Company's PPP loan originations were deposited in Tompkins checking accounts.

The most significant source of funding for the Company is core deposits. The Company defines core deposits as total deposits less time deposits of $250,000 or more, brokered deposits and municipal money market deposits and reciprocal deposit relationships with municipalities. Core deposits were up by $470.4 million or 9.1% from year-end 2020, to $5.6 billion at March 31, 2021. Core deposits represented 81.0% of total deposits at March 31, 2021, compared to 80.1% of total deposits at December 31, 2020.

The Company uses both retail and wholesale repurchase agreements. Retail repurchase agreements are arrangements with local customers of the Company, in which the Company agrees to sell securities to the customer with an agreement to repurchase those securities at a specified later date. Retail repurchase agreements totaled $47.5 million at March 31, 2021, and $65.8 million at December 31, 2020. Management generally views local repurchase agreements as an alternative to large time deposits.

The Company’s other borrowings totaled $265.0 million at both March 31, 2021, and December 31, 2020. Borrowings at March 31, 2021 and December 31, 2021, included $265.0 million of FHLB term advances. Of the $265.0 million in FHLB term advances at March 31, 2021, $235.0 million was due in over one year.

Liquidity

As of March 31, 2021, the Company had not experienced any significant impact to our liquidity or funding capabilities as a result of the COVID-19 pandemic. The Company is participating in the PPP under the CARES Act. The Federal Reserve Bank has provided a lending facility that may be used by banks to obtain funding specifically for PPP loans. PPP loans would be pledged as collateral on any of the Bank's borrowings under the Federal Reserve Bank's PPP lending facility. The Company has a long-standing liquidity plan in place that is designed to ensure that appropriate liquidity resources are available to fund the balance sheet. Additionally, given the uncertainties related to the impact of the COVID-19 crisis on liquidity, the Company has confirmed the availability of funds at the FHLB of NY and FHLB of Pittsburgh, completed actions required to activate participation in the Federal Reserve Bank PPP lending facility, and confirmed availability of Federal Fund lines with correspondent bank partners.

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

Core deposits, discussed above under “Deposits and Other Liabilities”, are a primary and low cost funding source obtained primarily through the Company’s branch network. In addition to core deposits, the Company uses non-core funding sources to support asset growth. These non-core funding sources include time deposits of $250,000 or more, brokered deposits, municipal money market deposits, reciprocal deposits, bank borrowings, securities sold under agreements to repurchase, overnight and term advances from the FHLB and other funding sources. Rates and terms are the primary determinants of the mix of these funding sources. Non-core funding sources of $1.6 billion at March 31, 2021 increased $20.0 million or 1.2% as compared to year end 2020. Non-core funding sources, as a percentage of total liabilities, were 22.1% at March 31, 2021, compared to 27.1% at December 31, 2020.

Non-core funding sources may require securities to be pledged against the underlying liability. Securities carried at $1.4 billion at March 31, 2021 and at $1.2 billion at December 31, 2020, were either pledged or sold under agreements to repurchase. Pledged securities represented 70.3% of total securities at March 31, 2021, compared to 75.3% of total securities at December 31, 2020.

Cash and cash equivalents totaled $518.4 million as of March 31, 2021 which increased from $388.5 million at December 31, 2020. Short-term investments, consisting of securities due in one year or less, increased from $55.0 million at December 31, 2020, to $77.7 million at March 31, 2021.

Cash flow from the loan and investment portfolios provides a significant source of liquidity. These assets may have stated maturities in excess of one year, but have monthly principal reductions. Total mortgage-backed securities, at fair value, were $996.2 million at March 31, 2021 compared with $887.6 million at December 31, 2020. Outstanding principal balances of residential mortgage loans, consumer loans, and leases totaled approximately $1.5 billion at March 31, 2021, down $7.0 million or 0.5% compared with year end 2020. Aggregate amortization from monthly payments on these assets provides significant additional cash flow to the Company.

The Company's liquidity is enhanced by ready access to national and regional wholesale funding sources including Federal funds purchased, repurchase agreements, brokered deposits, and FHLB advances. Through its subsidiary banks, the Company has borrowing relationships with the FHLB and correspondent banks, which provide secured and unsecured borrowing capacity. At March 31, 2021, the unused borrowing capacity on established lines with the FHLB was $2.1 billion.

As members of the FHLB, the Company’s subsidiary banks can use certain unencumbered mortgage-related assets and securities to secure additional borrowings from the FHLB. At March 31, 2021, total unencumbered residential mortgage loans and securities were $1.7 billion. Additional assets may also qualify as collateral for FHLB advances upon approval of the FHLB.

Newly Adopted Accounting Standards

ASU No 2019-12, "Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes.” ASU 2019-12 removes certain exceptions to the general principles in Topic 740 in Generally Accepted Accounting Principles. ASU 2019-12 was effective for the Company on January 1, 2021, and did not have a significant impact on our consolidated financial statements.

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

The Company reviewed new accounting standards as issued. Management has not identified any other new standards that it believes will have a significant impact on the Company’s financial statements.

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

The Company’s Board of Directors has set a policy that interest rate risk exposure will remain within a range whereby net interest income will not decline by more than 10% in one year as a result of a 100 basis point parallel change in rates. Based upon the simulation analysis performed as of February 28, 2021, a 200 basis point parallel upward change in interest rates over a one-year time frame would result in a one-year decrease in net interest income from the base case of approximately 2.2%, while a 100 basis point parallel decline in interest rates over a one-year period would result in a decrease in one-year net interest income from the base case of 1.8%. The simulation assumes no balance sheet growth and no management action to address balance sheet mismatches.

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

The down 100 rate scenario increases net interest income slightly in the first year as a result of the Company's assets repricing downward to a lesser degree than the rates on the Company's interest-bearing liabilities, mainly deposits and overnight borrowings. Rates on savings and money market accounts have moved down in the last 3 months, approaching historically low levels allowing for minimal interest rate relief in the first year of a declining rate scenario. In addition, the model assumes that prepayments accelerate in the down interest rate environment resulting in additional pressure on asset yields as proceeds are reinvested at lower rates.

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

In addition to the simulation analysis, management uses an interest rate gap measure. The table below is a Condensed Static Gap Report, which illustrates the anticipated repricing intervals of assets and liabilities as of March 31, 2021. The Company’s one-year net interest rate gap was a positive $30.8 million or 0.38% of total assets at March 31, 2021, compared with a positive $58.9 million or 0.77% of total assets at December 31, 2020. A positive gap position exists when the amount of interest-bearing assets maturing or repricing exceeds the amount of interest-earning liabilities maturing or repricing within a particular time period. This analysis suggests that the Company’s net interest income is equally at risk in both an increasing and decreasing rate environment over the next 12 months. An interest rate gap measure could be significantly affected by external factors such as a rise or decline in interest rates, loan or securities prepayments, and deposit withdrawals.

Condensed Static Gap - March 31, 2021			Repricing Interval
(In thousands)	Total	0-3 months	3-6 months	6-12 months	Cumulative 12 months

Interest-earning assets[1]	$7,749,402	$1,677,684	$418,486	$858,421	$2,954,591
Interest-bearing liabilities	5,210,615	2,394,605	198,827	330,333	2,923,765
Net gap position		(716,921)	219,659	528,088	30,826
Net gap position as a percentage of total assets		(8.86)%	2.71%	6.52%	0.38%
 1 Balances of available securities are shown at amortized cost

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2021.

Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this Report on Form 10-Q, the Company’s disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting
There were no changes in the Company's internal control over financial reporting that occurred during the quarter ended March 31, 2021, that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

The Company is subject to various claims and legal actions that arise in the ordinary course of conducting business. As of March 31, 2021, management, after consultation with legal counsel, does not anticipate that the aggregate ultimate liability arising out of litigation pending or threatened against the Company or its subsidiaries will be material to the Company's consolidated financial position. On at least a quarterly basis, the Company assesses its liabilities and contingencies in connection with such legal proceedings. Although the Company does not believe that the outcome of pending litigation will be material to the Company's consolidated financial position, it cannot rule out the possibility that such outcomes will be material to the consolidated results of operations for a particular reporting period in the future.

Item 1A. Risk Factors

There have been no material changes in the risk factors previously disclosed under Item 1A. of the Company’s Annual Report on Form 10-K, for the fiscal year ended December 31, 2020.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
	(a)	(b)	(c)	(d)
January 1, 2021 through January 31, 2021	14,325	$71.03	12,963	259,347
February 1, 2021 through February 28, 2021	9,178	70.06	8,568	250,779
March 1, 2021 through March 31, 2021	0	0	0	250,779
Total	23,503	$70.65	21,531	250,779

Included above are 1,362 shares purchased in January 2021, at an average cost of $77.49, and 585 shares purchased in February 2021, at an average cost of $76.23, by the trustee of the rabbi trust established by the Company under the Company’s Stock Retainer Plan For Eligible Directors of Tompkins Financial Corporation and Participating Subsidiaries, which were part of the director deferred compensation under that plan.  In addition, the table includes 25 shares delivered to the Company in February 2021 at an average cost of $81.28 to satisfy mandatory tax withholding requirements upon vesting of restricted stock under the Company's 2009 Equity Plan.

On January 30, 2020, the Company’s Board of Directors authorized a share repurchase plan (the “2020 Repurchase Plan”) for the repurchase of up to 400,000 shares of the Company’s common stock over the 24 months following adoption of the plan.

Shares may be repurchased from time to time under the 2020 Repurchase Plan in open market transactions at prevailing market prices, in privately negotiated transactions, or by other means in accordance with federal securities laws, and the repurchase program may be suspended, modified or terminated by the Board of Directors at any time for any reason. Under the 2020 Repurchase Plan, the Company had repurchased 149,221 shares through March 31, 2021, at an average cost of $71.91.

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

** Attached as Exhibit 101 to this report are the following formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Condition as of March 31, 2021 and December 31, 2020; (ii) Consolidated Statements of Income for the three months ended March 31, 2021 and 2020; (iii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2021 and 2020; (iv) Consolidated Statements of Cash Flows for the three months ended March 31, 2021 and 2020; (v) Consolidated Statements of Changes in Shareholders' Equity for the three months ended March 31, 2021 and 2020; and (vi) Notes to Unaudited Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:     May 7, 2021

TOMPKINS FINANCIAL CORPORATION

By:	/s/ Stephen S. Romaine
Stephen S. Romaine
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Francis M. Fetsko
Francis M. Fetsko
Executive Vice President, Chief Financial Officer, and Chief Operating Officer
(Principal Financial Officer)
(Principal Accounting Officer)