Form 10-Q
period 2021-06-30
TOMPKINS FINANCIAL CORP
filed 2021-08-09
CIK 1005817

United States
Securities and Exchange Commission
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

Indicate the number of shares of the Registrant's Common Stock outstanding as of the latest practicable date: 14,736,858 shares as of August 3, 2021.

TOMPKINS FINANCIAL CORPORATION

FORM 10-Q

Item 1. Financial Statements

TOMPKINS FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CONDITION

(In thousands, except share and per share data)	As of	As of
ASSETS	06/30/2021	12/31/2020
	(unaudited)	(audited)
Cash and noninterest bearing balances due from banks	$20,302	$21,245
Interest bearing balances due from banks	270,712	367,217
Cash and Cash Equivalents	291,014	388,462

Available-for-sale debt securities, at fair value (amortized cost of $2,009,317 at June 30, 2021 and $1,599,894 at December 31, 2020)	2,014,089	1,627,193
Held-to-maturity securities, at amortized cost (fair value of $154,299 at June 30, 2021 and $0 December 31, 2020)	151,848	0
Equity securities, at fair value (amortized cost $916 at June 30, 2021 and $929 at December 31, 2020)	916	929
Total loans and leases, net of unearned income and deferred costs and fees	5,175,129	5,260,327
Less: Allowance for credit losses	47,505	51,669
Net Loans and Leases	5,127,624	5,208,658

Federal Home Loan Bank and other stock	15,991	16,382
Bank premises and equipment, net	86,596	88,709
Corporate owned life insurance	85,726	84,736
Goodwill	92,447	92,447
Other intangible assets, net	4,274	4,905
Accrued interest and other assets	117,683	109,750
Total Assets	$7,988,208	$7,622,171
LIABILITIES
Deposits:
Interest bearing:
Checking, savings and money market	4,016,052	3,761,933
Time	710,170	746,234
Noninterest bearing	2,110,778	1,929,585
Total Deposits	6,837,000	6,437,752

Federal funds purchased and securities sold under agreements to repurchase	52,134	65,845
Other borrowings	245,000	265,000
Trust preferred debentures	8,799	13,220
Other liabilities	117,022	122,665
Total Liabilities	$7,259,955	$6,904,482
EQUITY
Tompkins Financial Corporation shareholders' equity:
Common Stock - par value $0.10 per share: Authorized 25,000,000 shares; Issued: 14,865,783 at June 30, 2021; and 14,964,389 at December 31, 2020	1,487	1,496
Additional paid-in capital	327,881	333,976
Retained earnings	450,773	418,413
Accumulated other comprehensive loss	(47,882)	(32,074)
Treasury stock, at cost – 120,848 shares at June 30, 2021, and 124,849 shares at December 31, 2020	(5,480)	(5,534)
Total Tompkins Financial Corporation Shareholders’ Equity	726,779	716,277

Noncontrolling interests	1,474	1,412
Total Equity	$728,253	$717,689
Total Liabilities and Equity	$7,988,208	$7,622,171

See notes to unaudited consolidated financial statements.

TOMPKINS FINANCIAL CORPORATION
 CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Six Months Ended
(In thousands, except per share data) (Unaudited)	06/30/2021	06/30/2020	06/30/2021	06/30/2020
INTEREST AND DIVIDEND INCOME
Loans	$53,653	$56,133	$107,860	$111,747
Due from banks	45	1	130	7
Available-for-sale debt securities	5,626	6,922	10,876	14,066
Held-to-maturity securities	312	0	312	0
Federal Home Loan Bank and other stock	199	389	412	824
Total Interest and Dividend Income	59,835	63,445	119,590	126,644
INTEREST EXPENSE
Time certificates of deposits of $250,000 or more	567	860	1,206	1,703
Other deposits	2,235	3,917	4,747	10,272
Federal funds purchased and securities sold under agreements to repurchase	15	21	31	57
Trust preferred debentures	821	253	996	542
Other borrowings	1,351	2,028	2,727	4,735
Total Interest Expense	4,989	7,079	9,707	17,309
Net Interest Income	54,846	56,366	109,883	109,335
Less: (Credit) provision for credit loss expense	(3,071)	877	(4,901)	17,636
Net Interest Income After Provision for Credit Loss Expense	57,917	55,489	114,784	91,699
NONINTEREST INCOME
Insurance commissions and fees	8,054	7,255	17,220	15,300
Investment services income	4,717	3,920	9,390	8,122
Service charges on deposit accounts	1,471	1,248	2,941	3,231
Card services income	2,951	2,283	5,334	4,466
Other income	1,665	2,466	3,639	4,570
Net gain on securities transactions	0	5	317	448
Total Noninterest Income	18,858	17,177	38,841	36,137
NONINTEREST EXPENSE
Salaries and wages	23,992	23,037	46,652	45,531
Other employee benefits	6,626	5,886	12,110	11,570
Net occupancy expense of premises	3,561	3,040	7,023	6,368
Furniture and fixture expense	2,204	1,888	4,154	3,873
Amortization of intangible assets	329	375	659	749
Other operating expense	10,730	11,437	21,355	22,847
Total Noninterest Expenses	47,442	45,663	91,953	90,938
Income Before Income Tax Expense	29,333	27,003	61,672	36,898
Income Tax Expense	6,471	5,540	13,151	7,449
Net Income Attributable to Noncontrolling Interests and Tompkins Financial Corporation	22,862	21,463	48,521	29,449
Less: Net Income Attributable to Noncontrolling Interests	31	32	64	69
Net Income Attributable to Tompkins Financial Corporation	$22,831	$21,431	$48,457	$29,380
Basic Earnings Per Share	$1.55	$1.44	$3.28	$1.97
Diluted Earnings Per Share	$1.54	$1.44	$3.26	$1.97

See notes to unaudited consolidated financial statements.

TOMPKINS FINANCIAL CORPORATION
 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended
(In thousands) (Unaudited)	06/30/2021	06/30/2020
Net income attributable to noncontrolling interests and Tompkins Financial Corporation	$22,862	$21,463
Other comprehensive (loss) income, net of tax:

Available-for-sale debt securities:
Change in net unrealized gain/(loss) during the period	8,489	(257)
Reclassification adjustment for net realized gain on sale of available-for-sale debt securities included in net income	0	0

Employee benefit plans:
Amortization of net retirement plan actuarial loss	537	439
Amortization of net retirement plan prior service cost	42	41

Other comprehensive income	9,068	223

Subtotal comprehensive income attributable to noncontrolling interests and Tompkins Financial Corporation	31,930	21,686
Less: Net income attributable to noncontrolling interests	(31)	(32)
Total comprehensive income attributable to Tompkins Financial Corporation	$31,899	$21,654

	Six Months Ended
(In thousands) (Unaudited)	06/30/2021	06/30/2020
Net income attributable to noncontrolling interests and Tompkins Financial Corporation	$48,521	$29,449
Other comprehensive income, net of tax:

Available-for-sale debt securities:
Change in net unrealized gain/loss during the period	(16,757)	21,866
Reclassification adjustment for net realized gain on sale of available-for-sale debt securities included in net income	(249)	(324)

Employee benefit plans:
Amortization of net retirement plan actuarial loss	1,114	893
Amortization of net retirement plan prior service cost	84	81

Other comprehensive (loss) income	(15,808)	22,516

Subtotal comprehensive income attributable to noncontrolling interests and Tompkins Financial Corporation	32,713	51,965
Less: Net income attributable to noncontrolling interests	(64)	(69)
Total comprehensive income attributable to Tompkins Financial Corporation	$32,649	$51,896

See notes to unaudited consolidated financial statements.

TOMPKINS FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
(In thousands) (Unaudited)	06/30/2021	06/30/2020
OPERATING ACTIVITIES
Net income attributable to Tompkins Financial Corporation	$48,457	$29,380
Adjustments to reconcile net income to net cash provided by operating activities:
(Credit) provision for credit loss expense	(4,901)	17,636
Depreciation and amortization of premises, equipment, and software	5,102	5,105
Amortization of intangible assets	659	749
Earnings from corporate owned life insurance	(1,111)	(1,058)
Net amortization on securities	6,869	4,207
Amortization/accretion related to purchase accounting	147	(551)
Net gain on securities transactions	(317)	(448)
Net gain on sale of loans originated for sale	(582)	(867)
Proceeds from sale of loans originated for sale	17,379	16,759
Loans originated for sale	(15,231)	(18,517)
Net loss (gain) on sale of bank premises and equipment	11	(3)
Net excess tax benefit from stock based compensation	251	118
Stock-based compensation expense	2,434	2,294
Decrease (increase) in accrued interest receivable	4,450	(16,318)
Decrease in accrued interest payable	(316)	(491)
Other, net	(12,808)	5,090
Net Cash Provided by Operating Activities	50,493	43,085
INVESTING ACTIVITIES
Proceeds from maturities, calls and principal paydowns of available-for-sale debt securities	257,771	278,795
Proceeds from sales of available-for-sale debt securities	38,924	42,584
Proceeds from maturities, calls and principal paydowns of held-to-maturity securities	0	0
Purchases of available-for-sale debt securities	(712,688)	(333,189)
Purchases of held-to-maturity securities	(151,817)	0
Net decrease (increase) in loans	85,006	(505,102)
Proceeds from sale/redemptions of Federal Home Loan Bank stock	3,557	39,669
Purchases of Federal Home Loan Bank and other stock	(3,166)	(25,018)
Proceeds from sale of bank premises and equipment	63	4
Purchases of bank premises, equipment and software	(1,955)	(1,859)
Redemption of corporate owned life insurance	169	446
Other, net	124	323
Net Cash Used in Investing Activities	(484,012)	(503,347)
FINANCING ACTIVITIES
Net increase in demand, money market, and savings deposits	435,312	1,140,448
Net (decrease) increase in time deposits	(35,799)	24,501
Net decrease in Federal funds purchased and securities sold under agreements to repurchase	(13,711)	(9,457)
Increase in other borrowings	0	74,583
Repayment of other borrowings	(20,000)	(407,683)
Redemption of trust preferred debentures	(5,150)	0
Cash dividends	(16,097)	(15,539)
Repurchase of common stock	(7,983)	(5,620)
Shares issued for dividend reinvestment plan	2	681
Net shares issued related to restricted stock awards	0	(292)
Net proceeds from exercise of stock options	(503)	(216)
Net Cash Provided by Financing Activities	336,071	801,406
Net (Decrease) Increase in Cash and Cash Equivalents	(97,448)	341,144
Cash and cash equivalents at beginning of period	388,462	137,982
Total Cash and Cash Equivalents at End of Period	$291,014	$479,126

See notes to unaudited consolidated financial statements.

TOMPKINS FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
(In thousands) (Unaudited)	06/30/2021	06/30/2020
Supplemental Information:
Cash paid during the year for - Interest	$10,288	$18,148
Cash paid during the year for - Taxes	19,341	1,610
Transfer of loans to other real estate owned	0	192
Initial recognition of operating lease right-of-use assets	0	0
Initial recognition of operating lease liabilities	0	0
Right-of-use assets obtained in exchange for new lease liabilities	21	554

See notes to unaudited consolidated financial statements.

TOMPKINS FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

(In thousands except share and per share data) (Unaudited)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Non- controlling Interests	Total
Balances at April 1, 2020	$1,494	$333,662	$372,344	$(21,271)	$(5,076)	$1,444	$682,597
Net income attributable to noncontrolling interests and Tompkins Financial Corporation			21,431			32	21,463
Other comprehensive income				223			223
Total Comprehensive Income							21,686
Cash dividends ($0.52 per share)			(7,750)				(7,750)
Net exercise of stock options (177 shares)	0	(7)					(7)
Shares issued for dividend reinvestment plan (12,029 shares)	1	680					681
Stock-based compensation expense		1,114					1,114
Directors deferred compensation plan (1,152 shares)		111			(111)		0
Restricted stock activity (5,695 shares)		(292)					(292)
Balances at June 30, 2020	$1,495	$335,268	$386,025	$(21,048)	$(5,187)	$1,476	$698,029

Balances at April 1, 2021	$1,494	$333,247	$435,990	$(56,950)	$(5,288)	$1,443	$709,936
Net income attributable to noncontrolling interests and Tompkins Financial Corporation			22,831			31	22,862
Other comprehensive loss				9,068			9,068
Total Comprehensive Income							31,930
Cash dividends ($0.54 per share)			(8,048)				(8,048)
Net exercise of stock options (5,377 shares)	1	(352)					(351)
Common stock repurchased and returned to unissued status (80,004 shares)	(8)	(6,467)					(6,475)
Shares issued for dividend reinvestment plan (32 shares)	0	2					2
Stock-based compensation expense		1,259					1,259
Directors deferred compensation plan (2,394 shares)		192			(192)		0
Restricted stock activity ((2,317) shares)		0					0
Balances at June 30, 2021	$1,487	$327,881	$450,773	$(47,882)	$(5,480)	$1,474	$728,253

(In thousands except share and per share data)(Unaudited)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Non- controlling Interests	Total
Balances at January 1, 2020	$1,501	$338,507	$370,477	$(43,564)	$(5,279)	$1,412	$663,054
Impact of adoption of ASU 2016-13			1,707				1,707
Net income attributable to noncontrolling interests and Tompkins Financial Corporation			29,380			69	29,449
Other comprehensive income				22,516			22,516
Total Comprehensive Income							51,965
Cash dividends ($1.04 per share)			(15,539)				(15,539)
Net exercise of stock options (3,188 shares)		(216)					(216)
Common stock repurchased and returned to unissued status (71,288 shares)	(7)	(5,613)					(5,620)
Shares issued for dividend reinvestment plan (12,029 shares)	1	680					681
Stock-based compensation expense		2,294					2,294
Directors deferred compensation plan (4,864 shares)		(92)			92		0
Restricted stock activity (8,060 shares)		(292)					(292)
Partial repurchase of noncontrolling interest						(5)	(5)
Balances at June 30, 2020	$1,495	$335,268	$386,025	$(21,048)	$(5,187)	$1,476	$698,029

Balances at January 1, 2021	$1,496	$333,976	$418,413	$(32,074)	$(5,534)	$1,412	$717,689
Net income attributable to noncontrolling interests and Tompkins Financial Corporation			48,457			64	48,521
Other comprehensive loss				(15,808)			(15,808)
Total Comprehensive Income							32,713
Cash dividends ($0.54 per share)			(16,097)				(16,097)
Net exercise of stock options (8,110 shares)	1	(504)					(503)
Common stock repurchased and returned to unissued status (101,535 shares)	(10)	(7,973)					(7,983)
Shares issued for dividend reinvestment plan (32 shares)	0	2					2
Stock-based compensation expense		2,434					2,434
Directors deferred compensation plan ((4,001) shares)		(54)			54		0
Restricted stock activity ((5,213) shares)		0					0
Partial repurchase of noncontrolling interest						(2)	(2)
Balances at June 30, 2021	$1,487	$327,881	$450,773	$(47,882)	$(5,480)	$1,474	$728,253

See notes to unaudited consolidated financial statements

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. Business

Tompkins Financial Corporation (“Tompkins” or the “Company”) is headquartered in Ithaca, New York and is registered as a Financial Holding Company with the Federal Reserve Board under the Bank Holding Company Act of 1956, as amended. The Company is a locally oriented, community-based financial services organization that offers a full array of products and services, including commercial and consumer banking, leasing, trust and investment management, financial planning and wealth management, and insurance services. At June 30, 2021, the Company had four wholly-owned banking subsidiaries: Tompkins Trust Company (the “Trust Company”), The Bank of Castile (DBA Tompkins Bank of Castile), Mahopac Bank (DBA Tompkins Mahopac Bank), and VIST Bank (DBA Tompkins VIST Bank). The Company’s banks have announced plans for a rebranding effort, pursuant to which the Company’s four wholly-owned banking subsidiaries will be combined into one bank, with The Bank of Castile, Mahopac Bank, and VIST Bank merging with and into Tompkins Trust Company. The combined bank will conduct business under the “Tompkins” brand name, with a legal name of “Tompkins Community Bank.” The Company filed applications with applicable regulators on July 12, 2021, with the re-branding and combination anticipated to take effect later in 2021, subject to regulatory approval. The Company also has a wholly-owned insurance agency subsidiary, Tompkins Insurance Agencies, Inc. (“Tompkins Insurance”). The Trust Company provides a full array of trust and investment services under the Tompkins Financial Advisors brand, including investment management, trust and estate, financial and tax planning as well as life, disability and long-term care insurance services. The Company’s principal offices are located at 118 E. Seneca Street, Ithaca, New York, 14850, and its telephone number is (888) 503-5753. The Company’s common stock is traded on the NYSE American under the symbol “TMP.”

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

The Company has evaluated subsequent events for potential recognition and/or disclosures. On August 7, 2021, the Company redeemed all of the trust preferred of Leesport Capital Trust II, with a par value of $10.0 million. The redemption resulted in a non-cash charge to interest income of $1.2 million, reflecting the acceleration of a purchase accounting discount.

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

3. Securities

Available-for-Sale Debt Securities
The following table summarizes available-for-sale debt securities held by the Company at June 30, 2021:

	Available-for-Sale Debt Securities
June 30, 2021	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(In thousands)
U.S. Treasuries	$129,228	$138	$275	$129,091
Obligations of U.S. Government sponsored entities	824,157	7,534	7,973	823,718
Obligations of U.S. states and political subdivisions	111,269	2,599	79	113,789
Mortgage-backed securities – residential, issued by
U.S. Government agencies	113,357	1,782	717	114,422
U.S. Government sponsored entities	828,806	9,879	8,029	830,656
U.S. corporate debt securities	2,500	0	87	2,413
Total available-for-sale debt securities	$2,009,317	$21,932	$17,160	$2,014,089

The following table summarizes available-for-sale debt securities held by the Company at December 31, 2020:

	Available-for-Sale Debt Securities
December 31, 2020	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(In thousands)
Obligations of U.S. Government sponsored entities	$599,652	$9,820	$1,992	$607,480
Obligations of U.S. states and political subdivisions	126,642	3,144	40	129,746
Mortgage-backed securities – residential, issued by
U.S. Government agencies	179,538	3,216	646	182,108
U.S. Government sponsored entities	691,562	14,593	675	705,480
U.S. corporate debt securities	2,500	0	121	2,379
Total available-for-sale debt securities	$1,599,894	$30,773	$3,474	$1,627,193

Held-to-Maturity Debt Securities
The following table summarizes held-to-maturity debt securities held by the Company at June 30, 2021:

	Held-to-Maturity Securities
June 30, 2021	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(In thousands)
U.S. Treasuries	$50,856	$603	$0	$51,459
Obligations of U.S. Government sponsored entities	100,992	1,848	0	102,840
Total held-to-maturity debt securities	$151,848	$2,451	$0	$154,299

There were no held-to-maturity debt securities at December 31, 2020.

Management measures expected credit losses on held-to-maturity debt securities on a collective basis by major security type with each type sharing similar risk characteristics and considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts. Management has made the accounting policy election to exclude accrued interest receivable on held-to-maturity debt securities from the estimate of credit losses. As of June 30, 2021, the held-to-maturity portfolio consisted of U.S. Treasury securities and securities issued by U.S. government-sponsored enterprises, including The Federal National Mortgage Agency and the Federal Farm Credit Banks Funding Corporation. U.S. Treasury securities are backed by the full faith and credit of and/or guaranteed by the U.S. government, and it is expected that the securities will not be settled at prices less than the amortized cost bases of the securities. Securities issued by U.S. government agencies or U.S. government-sponsored enterprises carry the explicit and/or implicit guarantee of the U.S. government, are widely recognized as “risk-free,” and have a long history of zero credit loss. As such, the Company did not record an allowance for credit losses for these securities as of June 30, 2021.

The available-for-sale portfolio also includes callable securities that may be called by the issuer prior to maturity. The Company may from time to time sell debt securities from its available-for-sale portfolio. Realized gains on sale of available-for-sale debt securities were $0 and $330,000 for the three and six months ended June 30, 2021 and $0 and $178,000 for the three and six months ended June 30, 2020. Realized losses on available-for-sale debt securities were $0 for the three and six months ended June 30, 2021 and $0 for the three and six months ended June 30, 2020. Proceeds from the sale of available-for-sale debt securities were $2.2 million and $38.9 million for the three and six months ended June 30, 2021, and $0 and $42.6 million for the three and six months ended June 30, 2020. Sales of available-for-sale investment securities were the result of general investment portfolio and interest rate risk management. The Company's investment portfolio includes callable securities that may be called prior to maturity. Realized gains on called available-for-sale debt securities were $0 and $251,000 for the three and six months ended June 30, 2020. The Company also recognized net losses of $0 and $12,000 for the three and six months ended June 30, 2021, on equity securities, reflecting the change in fair value.

The following table summarizes available-for-sale debt securities that had unrealized losses at June 30, 2021.

	Less than 12 Months		12 Months or Longer		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasuries	$69,198	$275	$0	$0	$69,198	$275
Obligations of U.S. Government sponsored entities	517,624	7,973	0	0	517,624	7,973
Obligations of U.S. states and political subdivisions	9,216	79	0	0	9,216	79
Mortgage-backed securities – residential, issued by
U.S. Government agencies	33,681	373	3,533	344	37,214	717
U.S. Government sponsored entities	404,870	7,701	6,596	328	411,466	8,029
U.S. corporate debt securities	0	0	2,413	87	2,413	87
Total available-for-sale debt securities	$1,034,589	$16,401	$12,542	$759	$1,047,131	$17,160

The following table summarizes available-for-sale debt securities that had unrealized losses at December 31, 2020.

	Less than 12 Months		12 Months or Longer		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of U.S. Government sponsored entities	$310,711	$1,992	$0	$0	$310,711	$1,992
Obligations of U.S. states and political subdivisions	8,868	40	0	0	8,868	40
Mortgage-backed securities – residential, issued by
U.S. Government agencies	10,560	396	1,819	250	12,379	646
U.S. Government sponsored entities	87,643	586	5,068	89	92,711	675
U.S. corporate debt securities	0	0	2,379	121	2,379	121
Total available-for-sale debt securities	$417,782	$3,014	$9,266	$460	$427,048	$3,474

There were no unrealized losses on held-to-maturity debt securities at June 30, 2021 and there were no held-to-maturity debt securities at December 31, 2020.

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

June 30, 2021
(In thousands)	Amortized Cost	Fair Value
Available-for-sale debt securities:
Due in one year or less	$58,024	$58,673
Due after one year through five years	498,147	502,123
Due after five years through ten years	448,441	445,387
Due after ten years	62,542	62,828
Total	1,067,154	1,069,011
Mortgage-backed securities	942,163	945,078
Total available-for-sale debt securities	$2,009,317	$2,014,089

December 31, 2020
(In thousands)	Amortized Cost	Fair Value
Available-for-sale debt securities:
Due in one year or less	$54,484	$55,008
Due after one year through five years	379,044	388,132
Due after five years through ten years	228,572	229,107
Due after ten years	66,694	67,358
Total	728,794	739,605
Mortgage-backed securities	871,100	887,588
Total available-for-sale debt securities	$1,599,894	$1,627,193

June 30, 2021
(In thousands)	Amortized Cost	Fair Value
Held-to-maturity debt securities:
Due after five years through ten years	151,848	154,299
Total held-to-maturity debt securities	$151,848	$154,299

There were no held-to-maturity debt securities at December 31, 2020.

The Company also holds non-marketable Federal Home Loan Bank New York (“FHLBNY”) stock, non-marketable Federal Home Loan Bank Pittsburgh (“FHLBPITT”) stock and non-marketable Atlantic Community Bankers Bank ("ACBB") stock, all of which are required to be held for regulatory purposes and for borrowing availability. The required investment in FHLB stock is tied to the Company’s borrowing levels with the FHLB. Holdings of FHLBNY stock, FHLBPITT stock, and ACBB stock totaled $11.3 million, $4.6 million and $95,000, respectively, at June 30, 2021. These securities are carried at par, which is also cost. The FHLBNY and FHLBPITT continue to pay dividends and repurchase stock. Quarterly, we evaluate our investment in the FHLB for impairment. We evaluate recent and long-term operating performance, liquidity, funding and capital positions, stock repurchase history, dividend history and impact of legislative and regulatory changes. Based on our most recent evaluation, as of June 30, 2021, we determined that no impairment write-downs were required.

4. Loans and Leases
Loans and leases at June 30, 2021 and December 31, 2020 were as follows:

(In thousands)	06/30/2021	12/31/2020
Commercial and industrial
Agriculture	$79,351	$94,489
Commercial and industrial other	755,885	792,987
PPP loans*	258,964	291,252
Subtotal commercial and industrial	1,094,200	1,178,728
Commercial real estate
Construction	158,654	163,016
Agriculture	201,863	201,866
Commercial real estate other	2,213,798	2,204,310
Subtotal commercial real estate	2,574,315	2,569,192
Residential real estate
Home equity	187,581	200,827
Mortgages	1,246,450	1,235,160
Subtotal residential real estate	1,434,031	1,435,987
Consumer and other
Indirect	6,497	8,401
Consumer and other	64,371	61,399
Subtotal consumer and other	70,868	69,800
Leases	14,728	14,203
Total loans and leases	5,188,142	5,267,910
Less: unearned income and deferred costs and fees	(13,013)	(7,583)
Total loans and leases, net of unearned income and deferred costs and fees	$5,175,129	$5,260,327
*Paycheck Protection Program ("PPP")

The Company has adopted comprehensive lending policies, underwriting standards and loan review procedures. Management reviews these policies and procedures on a regular basis. The Company discussed its lending policies and underwriting guidelines for its various lending portfolios in Note 3 – “Loans and Leases” in the Notes to Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. There have been no significant changes in these policies and guidelines since the date of that report. As such, these policies are reflective of new originations as well as those balances held at December 31, 2020. The Company’s Board of Directors approves the lending policies at least annually. The Company recognizes that exceptions to policy guidelines may occasionally occur and has established procedures for approving exceptions to these policy guidelines. Management has also implemented reporting systems to monitor loan origination, loan quality, concentrations of credit, loan delinquencies and nonperforming loans and potential problem loans.

Loans are considered past due if the required principal and interest payments have not been received as of the date such payments are due. Generally loans are placed on nonaccrual status if principal or interest payments become 90 days or more past due and/or management deems the collectability of the principal and/or interest to be in question as well as when required by regulatory agencies. When interest accrual is discontinued, all unpaid accrued interest is reversed. Payments received on loans on nonaccrual are generally applied to reduce the principal balance of the loan. Loans are generally returned to accrual status when all the principal and interest amounts due are brought current, the borrower has established a payment history, and future payments are reasonably assured. When management determines that the collection of principal in full is not probable, management will charge-off a partial amount or full amount of the loan balance. Management considers specific facts and circumstances relative to each individual credit in making such a determination. For residential and consumer loans, management uses specific regulatory guidance and thresholds for determining charge-offs.

The below table is an age analysis of past due loans, segregated by class of loans, as of June 30, 2021 and December 31, 2020.

June 30, 2021
(In thousands)	30-59 Days	60-89 Days	90 Days or More	Total Past Due	Current Loans	Total Loans
Loans and Leases
Commercial and industrial
Agriculture	$0	$0	$0	$0	$79,351	$79,351
Commercial and industrial other	567	0	618	1,185	754,700	755,885
PPP loans	0	0	0	0	258,964	258,964
Subtotal commercial and industrial	567	0	618	1,185	1,093,015	1,094,200
Commercial real estate
Construction	334	0	0	334	158,320	158,654
Agriculture	136	0	0	136	201,727	201,863
Commercial real estate other	0	0	5,296	5,296	2,208,502	2,213,798
Subtotal commercial real estate	470	0	5,296	5,766	2,568,549	2,574,315
Residential real estate
Home equity	3	0	1,031	1,034	186,547	187,581
Mortgages	33	389	4,474	4,896	1,241,554	1,246,450
Subtotal residential real estate	36	389	5,505	5,930	1,428,101	1,434,031
Consumer and other
Indirect	106	42	130	278	6,219	6,497
Consumer and other	78	4	97	179	64,192	64,371
Subtotal consumer and other	184	46	227	457	70,411	70,868
Leases	0	0	0	0	14,728	14,728
Total loans and leases	1,257	435	11,646	13,338	5,174,804	5,188,142
Less: unearned income and deferred costs and fees	0	0	0	0	(13,013)	(13,013)
Total loans and leases, net of unearned income and deferred costs and fees	$1,257	$435	$11,646	$13,338	$5,161,791	$5,175,129

December 31, 2020
(In thousands)	30-59 Days	60-89 Days	90 Days or More	Total Past Due	Current Loans	Total Loans
Loans and Leases
Commercial and industrial
Agriculture	$0	$18	$0	$18	$94,471	$94,489
Commercial and industrial other	44	7	1,516	1,567	791,420	792,987
PPP loans	0	0	0	0	291,252	291,252
Subtotal commercial and industrial	44	25	1,516	1,585	1,177,143	1,178,728
Commercial real estate
Construction	0	0	0	0	163,016	163,016
Agriculture	263	0	0	263	201,603	201,866
Commercial real estate other	0	0	7,125	7,125	2,197,185	2,204,310
Subtotal commercial real estate	263	0	7,125	7,388	2,561,804	2,569,192
Residential real estate
Home equity	713	224	1,126	2,063	198,764	200,827
Mortgages	521	879	4,210	5,610	1,229,550	1,235,160
Subtotal residential real estate	1,234	1,103	5,336	7,673	1,428,314	1,435,987
Consumer and other
Indirect	175	35	91	301	8,100	8,401
Consumer and other	115	18	232	365	61,034	61,399
Subtotal consumer and other	290	53	323	666	69,134	69,800
Leases	0	0	0	0	14,203	14,203
Total loans and leases	1,831	1,181	14,300	17,312	5,250,598	5,267,910
Less: unearned income and deferred costs and fees	0	0	0	0	(7,583)	(7,583)
Total loans and leases, net of unearned income and deferred costs and fees	$1,831	$1,181	$14,300	$17,312	$5,243,015	$5,260,327

The following table presents the amortized cost basis of loans on nonaccrual status and the amortized cost basis of loans on nonaccrual status for which there was no related allowance for credit losses as of June 30, 2021 and December 31, 2020.

June 30, 2021
(In thousands)	Nonaccrual Loans and Leases with no Allowance for Credit Losses	Nonaccrual Loans and Leases	Loans and Leases Past Due Over 89 Days and Accruing
Loans and Leases
Commercial and industrial
Commercial and industrial other	$171	$708	$0
Subtotal commercial and industrial	171	708	0
Commercial real estate
Agriculture	1,041	1,154	0
Commercial real estate other	24,907	34,247	0
Subtotal commercial real estate	25,948	35,401	0
Residential real estate
Home equity	707	2,534	0
Mortgages	1,030	9,022	0
Subtotal residential real estate	1,737	11,556	0
Consumer and other
Indirect	3	226	0
Consumer and other	0	128	0
Subtotal consumer and other	3	354	0
Leases	0	0	0
Total loans and leases	$27,859	$48,019	$0

December 31, 2020
(In thousands)	Nonaccrual Loans and Leases with no Allowance for Credit Losses	Nonaccrual Loans and Leases	Loans and Leases Past Due Over 89 Days and Accruing
Loans and Leases
Commercial and industrial
Commercial and industrial other	$803	$1,775	$0
Subtotal commercial and industrial	803	1,775	0
Commercial real estate
Agriculture	0	118	0
Commercial real estate other	23,080	23,509	0
Subtotal commercial real estate	23,080	23,627	0
Residential real estate
Home equity	767	2,965	0
Mortgages	1,365	10,180	0
Subtotal residential real estate	2,132	13,145	0
Consumer and other
Indirect	3	169	0
Consumer and other	0	260	0
Subtotal consumer and other	3	429	0
Leases	0	0	0
Total loans and leases	$26,018	$38,976	$0

The Company recognized $0 of interest income on nonaccrual loans during the three and six months ended June 30, 2021 and 2020.

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

The Company uses a discounted cash flow ("DCF") method to estimate expected credit losses for all loan segments excluding the leasing segment. For each of these loan segments, the Company generates cash flow projections at the instrument level wherein payment expectations are adjusted for estimated prepayment speed, curtailments, recovery lag probability of default, and loss given default. The modeling of expected prepayment speeds, curtailment rates, and time to recovery are based on internal historical data.

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

Since the methodology is based upon historical experience and trends, current conditions, and reasonable and supportable forecasts, as well as management’s judgment, factors may arise that result in different estimates. While management’s evaluation of the allowance as of June 30, 2021, considers the allowance to be appropriate, under certain conditions or assumptions, the Company would need to increase or decrease the allowance. In addition, various federal and State regulatory agencies, as part of their examination process, review the Company's allowance and may require the Company to recognize additions to the allowance based on their judgements and information available to them at the time of their examinations.

Loan Commitments and Allowance for Credit Losses on Off-Balance Sheet Credit Exposures

Financial instruments include off-balance sheet credit instruments, such as commitments to make loans, and commercial letters of credit. The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for off-balance sheet loan commitments is represented by the contractual amount of those instruments. Such financial instruments are recorded when they are funded. The Company records an allowance for credit losses on off-balance sheet credit exposures, unless the commitments to extend credit are unconditionally cancelable, through a charge to credit loss expense for off-balance sheet credit exposures included in provision expense in the Company's consolidated statements of income.

The following table details activity in the allowance for credit losses on loans for the three and six months ended June 30, 2021 and 2020. The Company adopted ASU 2016-13 on January 1, 2020 using the modified retrospective approach. The transition adjustment included a decrease in the allowance of $2.5 million. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

Three Months Ended June 30, 2021
(In thousands)	Commercial & Industrial	Commercial Real Estate	Residential Real Estate	Consumer and Other	Finance Leases	Total
Allowance for credit losses:
Beginning balance	$7,750	$30,467	$9,470	$1,583	$69	$49,339
Charge-offs	(2)	0	(48)	(60)	0	(110)
Recoveries	4	826	125	39	0	994
Provision (credit) for credit loss expense	(639)	(2,092)	(13)	28	(2)	(2,718)
Ending Balance	$7,113	$29,201	$9,534	$1,590	$67	$47,505

Three Months Ended June 30, 2020
(In thousands)	Commercial & Industrial	Commercial Real Estate	Residential Real Estate	Consumer and Other	Finance Leases	Total
Allowance for credit losses:
Beginning balance	$11,665	$22,446	$16,330	$1,883	$80	$52,404
Charge-offs	0	(15)	(1)	(127)	0	(143)
Recoveries	21	12	84	52	0	169
Provision (credit) for credit loss expense	(573)	1,843	(1,401)	(212)	(5)	(348)
Ending Balance	$11,113	$24,286	$15,012	$1,596	$75	$52,082

Six Months Ended June 30, 2021
(In thousands)	Commercial & Industrial	Commercial Real Estate	Residential Real Estate	Consumer and Other	Finance Leases	Total
Allowance for credit losses:
Beginning balances	$9,239	$30,546	$10,257	$1,562	$65	$51,669
Charge-offs	(118)	0	(46)	(152)	0	(316)
Recoveries	101	1,039	158	82	0	1,380
Provision (credit) for credit loss expense	(2,109)	(2,384)	(835)	98	2	(5,228)
Ending Balance	$7,113	$29,201	$9,534	$1,590	$67	$47,505

Six Months Ended June 30, 2020
(In thousands)	Commercial & Industrial	Commercial Real Estate	Residential Real Estate	Consumer and Other	Finance Leases	Total
Allowance for credit losses:
Beginning balance, prior to adoption of ASC 326	$10,541	$21,608	$6,381	$1,362	$0	$39,892
Impact of adopting ASC 326	(2,008)	(5,917)	4,459	850	82	(2,534)
Charge-offs	(1)	(1,305)	(3)	(264)	0	(1,573)
Recoveries	37	30	163	121	0	351
Provision (credit) for credit loss expense	2,544	9,870	4,012	(473)	(7)	15,946
Ending Balance	$11,113	$24,286	$15,012	$1,596	$75	$52,082

The following table presents the amortized cost basis of collateral dependent loans, which are individually evaluated to determine expected credit losses, and the related allowance for credit losses allocated to these loans:

(In thousands)	Real Estate	Business Assets	Other	Total	ACL Allocation
June 30, 2021
Commercial and Industrial	$46	$501	$478	$1,025	$155
Commercial Real Estate	35,167	0	0	35,167	1,666
Commercial Real Estate - Agriculture	1,559	0	0	1,559	0
Total	$35,213	$501	$478	$36,192	$1,821

(In thousands)	Real Estate	Business Assets	Other	Total	ACL Allocation
December 31, 2020
Commercial and Industrial	$103	$582	$110	$795	$122
Commercial Real Estate	24,277	1,418	0	25,695	186
Total	$24,380	$2,000	$110	$26,490	$308

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

There were no new TDRs in the second quarter of 2021 or 2020, and no new TDRs for the six months ended June 30, 2021. The following tables present information on loans modified in a TDR during the six months ended June 30, 2020. Post-modification amounts are presented as of June 30, 2020.

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

The following table presents credit quality indicators by total loans on an amortized cost basis by origination year as of June 30, 2021 and December 31, 2020.

June 30, 2021
(In thousands)	2021	2020	2019	2018	2017	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total Loans
Commercial & Industrial - Other:
Pass	$61,749	$69,200	$62,167	$48,666	$46,939	$308,161	$147,361	$3,414	$747,657
Special Mention	28	860	328	309	552	1,367	799	0	4,243
Substandard	15	385	300	801	231	695	1,558	0	3,985
Total Commercial & Industrial - Other	$61,792	$70,445	$62,795	$49,776	$47,722	$310,223	$149,718	$3,414	$755,885

Commercial and Industrial - PPP:
Pass	$205,576	$53,388	$0	$0	$0	$0	$0	$0	$258,964
Special Mention	0	0	0	0	0	0	0	0	0
Substandard	0	0	0	0	0	0	0	0	0
Total Commercial and Industrial - PPP	$205,576	$53,388	$0	$0	$0	$0	$0	$0	$258,964

Commercial and Industrial - Agriculture:
Pass	$2,993	$9,004	$6,581	$9,802	$6,724	$4,347	$35,006	$268	$74,725
Special Mention	0	0	0	25	21	0	225	0	271
Substandard	0	93	24	0	118	2,337	1,783	0	4,355
Total Commercial and Industrial - Agriculture	$2,993	$9,097	$6,605	$9,827	$6,863	$6,684	$37,014	$268	$79,351

Commercial Real Estate
Pass	$145,134	$269,940	$258,852	$206,663	$228,178	$858,179	$73,474	$22,560	$2,062,980
Special Mention	0	1,777	11,336	3,868	4,578	78,555	362	0	100,476
Substandard	0	0	4,933	18,535	6,171	20,521	182	0	50,342
Total Commercial Real Estate	$145,134	$271,717	$275,121	$229,066	$238,927	$957,255	$74,018	$22,560	$2,213,798

Commercial Real Estate - Agriculture:
Pass	$11,618	$20,794	$32,737	$43,163	$24,080	$57,892	$3,970	$2,586	$196,840
Special Mention	0	1,930	0	0	0	4	49	0	1,983
Substandard	0	0	0	40	0	2,365	635	0	3,040
Total Commercial Real Estate - Agriculture	$11,618	$22,724	$32,737	$43,203	$24,080	$60,261	$4,654	$2,586	$201,863

Commercial Real Estate - Construction
Pass	$5,069	$13,480	$18,804	$7,745	$1,739	$9,308	$92,062	$9,020	$157,227
Special Mention	0	0	0	0	0	340	774	0	1,114
Substandard	0	0	0	0	0	313	0	0	313
Total Commercial Real Estate - Construction	$5,069	$13,480	$18,804	$7,745	$1,739	$9,961	$92,836	$9,020	$158,654

December 31, 2020
(In thousands)	2020	2019	2018	2017	2016	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total Loans
Commercial & Industrial - Other:
Internal risk grade:
Pass	$91,597	$72,639	$56,191	$60,714	$33,402	$301,027	$149,969	$16,301	$781,840
Special Mention	1,064	367	344	912	2,045	228	1,331	0	6,291
Substandard	412	305	933	485	292	783	1,646	0	4,856
Total Commercial & Industrial - Other	$93,073	$73,311	$57,468	$62,111	$35,739	$302,038	$152,946	$16,301	$792,987

Commercial and Industrial - Agriculture:
Pass	$11,536	$8,005	$11,162	$6,531	$3,539	$2,599	$41,936	$1,340	$86,648
Special Mention	0	0	28	729	0	0	2080	0	2837
Substandard	99	83	0	202	0	2308	2312	0	5004
Total Commercial and Industrial - Agriculture	$11,635	$8,088	$11,190	$7,462	$3,539	$4,907	$46,328	$1,340	$94,489

Commercial and Industrial - PPP:
Pass	$291,252	$0	$0	$0	$0	$0	$0	$0	$291,252
Special Mention	0	0	0	0	0	0	0	0	0
Substandard	0	0	0	0	0	0	0	0	0
Total Commercial and Industrial - PPP	$291,252	$0	$0	$0	$0	$0	$0	$0	$291,252

Commercial Real Estate
Pass	$278,747	$246,331	$232,651	$237,487	$290,106	$664,027	$33,117	$64,903	$2,047,369
Special Mention	35	13,016	5,612	4,654	34,310	46,074	203	0	103,904
Substandard	0	4,933	18,395	6,172	5,625	17,610	302	0	53,037
Total Commercial Real Estate	$278,782	$264,280	$256,658	$248,313	$330,041	$727,711	$33,622	$64,903	$2,204,310

Commercial Real Estate - Agriculture:
Pass	$22,440	$35,081	$44,519	$22,356	$17,081	$44,559	$919	$5,602	$192,557
Special Mention	1,960	0	575	1,366	1,053	6	49	0	5,009
Substandard	0	0	0	1,777	713	1,527	283	0	4,300
Total Commercial Real Estate - Agriculture	$24,400	$35,081	$45,094	$25,499	$18,847	$46,092	$1,251	$5,602	$201,866

Commercial Real Estate - Construction
Pass	$14,465	$20,705	$7,999	$2,478	$1,879	$6,682	$85,513	$21,051	$160,772
Special Mention	0	0	0	0	0	467	1,453	0	1,920
Substandard	0	0	0	0	0	324	0	0	324
Total Commercial Real Estate - Construction	$14,465	$20,705	$7,999	$2,478	$1,879	$7,473	$86,966	$21,051	$163,016

The following table presents credit quality indicators by total loans on an amortized cost basis by origination year as of June 30, 2021 and December 31, 2020, continued.

June 30, 2021
(In thousands)	2021	2020	2019	2018	2017	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total Loans

Residential - Home Equity
Performing	$689	$1,287	$3,221	$1,858	$1,822	$1,278	$170,670	$4,222	$185,047
Nonperforming	0	0	17	0	0	633	1,884	0	2,534
Total Residential - Home Equity	$689	$1,287	$3,238	$1,858	$1,822	$1,911	$172,554	$4,222	$187,581

Residential - Mortgages
Performing	$148,238	$295,017	$175,802	$109,328	$138,882	$359,124	$10,456	$581	$1,237,428
Nonperforming	0	0	0	257	699	8,035	31	0	9,022
Total Residential - Mortgages	$148,238	$295,017	$175,802	$109,585	$139,581	$367,159	$10,487	$581	$1,246,450

Consumer - Direct
Performing	$12,624	$12,508	$10,628	$6,625	$5,524	$11,115	$5,219	$0	$64,243
Nonperforming	0	5	42	68	12	0	1	$0	128
Total Consumer - Direct	$12,624	$12,513	$10,670	$6,693	$5,536	$11,115	$5,220	$0	$64,371

Consumer - Indirect
Performing	$1,075	$1,134	$874	$2,424	$622	$142	$0	$0	$6,271
Nonperforming	0	0	131	63	2	30	0	0	226
Total Consumer Indirect	$1,075	$1,134	$1,005	$2,487	$624	$172	$0	$0	$6,497

December 31, 2020
(In thousands)	2020	2019	2018	2017	2016	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total Loans

Residential - Home Equity
Performing	$1,440	$2,764	$1,052	$2,120	$722	$1,106	$188,614	$44	$197,862
Nonperforming	0	18	0	0	194	506	2,247	0	2,965
Total Residential - Home Equity	$1,440	$2,782	$1,052	$2,120	$916	$1,612	$190,861	$44	$200,827

Residential - Mortgages
Performing	$305,476	$193,543	$123,205	$155,699	$178,149	$255,556	$11,735	$1,617	$1,224,980
Nonperforming	0	258	455	706	1,404	7,305	52	0	10,180
Total Residential - Mortgages	$305,476	$193,801	$123,660	$156,405	$179,553	$262,861	$11,787	$1,617	$1,235,160

Consumer - Direct
Performing	$14,840	$11,127	$8,011	$6,632	$2,854	$10,840	$6,835	$0	$61,139
Nonperforming	5	74	167	12	0	2	0	0	260
Total Consumer - Direct	$14,845	$11,201	$8,178	$6,644	$2,854	$10,842	$6,835	$0	$61,399

Consumer - Indirect
Performing	$1,424	$1,878	$3,327	$1,128	$382	$93	$0	$0	$8,232
Nonperforming	0	67	44	7	36	15	0	0	169
Total Consumer Indirect	$1,424	$1,945	$3,371	$1,135	$418	$108	$0	$0	$8,401

6. Earnings Per Share

Earnings per share in the table below, for the three and six month periods ended June 30, 2021 and 2020 are calculated under the two-class method as required by ASC Topic 260, Earnings Per Share. ASC 260 provides that unvested share-based payment awards that contain nonforfeitable rights to dividends are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. The Company has issued restricted stock awards that contain such rights and are therefore considered participating securities. Basic earnings per common share are calculated by dividing net income allocable to common stock by the weighted average number of common shares, excluding participating securities, during the period. Diluted earnings per common share include the dilutive effect of participating securities.

	Three Months Ended
(In thousands, except share and per share data)	6/30/2021	6/30/2020
Basic
Net income available to common shareholders	$22,831	$21,431
Less: income attributable to unvested stock-based compensation awards	(164)	(251)
Net earnings allocated to common shareholders	22,667	21,180

Weighted average shares outstanding, including unvested stock-based compensation awards	14,886,687	14,910,300

Less: average unvested stock-based compensation awards	(231,913)	(228,344)
Weighted average shares outstanding - Basic	14,654,774	14,681,956

Diluted
Net earnings allocated to common shareholders	22,667	21,180

Weighted average shares outstanding - Basic	14,654,774	14,681,956

Plus: incremental shares from assumed conversion of stock-based compensation awards	82,961	32,892
Weighted average shares outstanding - Diluted	14,737,735	14,714,848

Basic EPS	$1.55	$1.44
Diluted EPS	$1.54	$1.44

Stock-based compensation awards representing 477 and 10,449 of common shares during the three months ended June 30, 2021 and 2020, respectively, were not included in the computations of diluted earnings per common share because the effect on those periods would have been anti-dilutive.

	Six Months Ended
(In thousands, except share and per share data)	6/30/2021	6/30/2020
Basic
Net income available to common shareholders	$48,457	$29,380
Less: income attributable to unvested stock-based compensation awards	(350)	(350)
Net earnings allocated to common shareholders	48,107	29,030

Weighted average shares outstanding, including unvested stock-based compensation awards	14,899,524	14,934,028

Less: unvested stock-based compensation awards	(234,003)	(233,576)
Weighted average shares outstanding - Basic	14,665,521	14,700,452

Diluted
Net earnings allocated to common shareholders	48,107	29,030

Weighted average shares outstanding - Basic	14,665,521	14,700,452

Plus: incremental shares from assumed conversion of stock-based compensation awards	82,055	44,107
Weighted average shares outstanding - Diluted	14,747,576	14,744,559

Basic EPS	$3.28	$1.97
Diluted EPS	$3.26	$1.97
Stock-based compensation awards representing approximately 8,187 and 10,090 of common shares during the six months ended June 30, 2021 and 2020, respectively were not included in the computations of diluted earnings per common share because the effect on those periods would have been anti-dilutive.

7. Other Comprehensive Income (Loss)

The following tables present reclassifications out of accumulated other comprehensive income (loss) for the three and six month periods ended June 30, 2021 and 2020.

	Three Months Ended June 30, 2021
(In thousands)	Before-Tax Amount	Tax (Expense) Benefit	Net of Tax
Available-for-sale debt securities:
Change in net unrealized gain/loss during the period	$11,244	$(2,755)	$8,489
Reclassification adjustment for net realized gain on sale of available-for-sale debt securities included in net income	0	0	0
Net unrealized gains/losses	11,244	(2,755)	8,489

Employee benefit plans:
Amortization of net retirement plan actuarial gain	712	(175)	537
Amortization of net retirement plan prior service cost	55	(13)	42
Employee benefit plans	767	(188)	579
Other comprehensive (loss) income	$12,011	$(2,943)	$9,068

	Three Months Ended June 30, 2020
(In thousands)	Before-Tax Amount	Tax (Expense) Benefit	Net of Tax
Available-for-sale debt securities:
Change in net unrealized gain/loss during the period	$(339)	$82	$(257)
Reclassification adjustment for net realized gain on sale of available-for-sale debt securities included in net income	0	0	0
Net unrealized gains/losses	(339)	82	(257)

Employee benefit plans:
Amortization of net retirement plan actuarial gain	581	(142)	439
Amortization of net retirement plan prior service cost	54	(13)	41
Employee benefit plans	635	(155)	480
Other comprehensive income	$296	$(73)	$223

	Six Months Ended June 30, 2021
(In thousands)	Before-Tax Amount	Tax (Expense) Benefit	Net of Tax
Available-for-sale debt securities:
Change in net unrealized gain/loss during the period	$(22,197)	$5,440	$(16,757)
Reclassification adjustment for net realized gain on sale of available-for-sale debt securities included in net income	(330)	81	(249)
Net unrealized gains/losses	(22,527)	5,521	(17,006)

Employee benefit plans:
Amortization of net retirement plan actuarial loss	1,476	(362)	1,114
Amortization of net retirement plan prior service cost	111	(27)	84
Employee benefit plans	1,587	(389)	1,198
Other comprehensive income	$(20,940)	$5,132	$(15,808)

	Six Months Ended June 30, 2020
(In thousands)	Before-Tax Amount	Tax (Expense) Benefit	Net of Tax
Available-for-sale debt securities:
Change in net unrealized gain/loss during the period	$28,963	$(7,097)	$21,866
Reclassification adjustment for net realized gain on sale of available-for-sale debt securities included in net income	(429)	105	(324)
Net unrealized gains/losses	28,534	(6,992)	21,542

Employee benefit plans:
Amortization of net retirement plan actuarial loss	1,183	(290)	893
Amortization of net retirement plan prior service cost	107	(26)	81
Employee benefit plans	1,290	(316)	974
Other comprehensive income	$29,824	$(7,308)	$22,516

The following table presents the activity in our accumulated other comprehensive income (loss) for the periods indicated:

(In thousands)	Available-for- Sale Debt Securities	Employee Benefit Plans	Accumulated Other Comprehensive (Loss) Income
Balance at March 31, 2021	$(4,886)	$(52,064)	$(56,950)
Other comprehensive (loss) income before reclassifications	8,489	0	8,489
Amounts reclassified from accumulated other comprehensive (loss) income	0	579	579
Net current-period other comprehensive (loss) income	8,489	579	9,068
Balance at June 30, 2021	$3,603	$(51,485)	$(47,882)

Balance at January 1, 2021	$20,609	$(52,683)	$(32,074)
Other comprehensive (loss) income before reclassifications	(16,757)	0	(16,757)
Amounts reclassified from accumulated other comprehensive (loss) income	(249)	1,198	949
Net current-period other comprehensive income	(17,006)	1,198	(15,808)
Balance at June 30, 2021	$3,603	$(51,485)	$(47,882)

(In thousands)	Available-for- Sale Debit Securities	Employee Benefit Plans	Accumulated Other Comprehensive (Loss) Income
Balance at March 31, 2020	$25,838	$(47,109)	$(21,271)
Other comprehensive income (loss) before reclassifications	(257)	0	(257)
Amounts reclassified from accumulated other comprehensive (loss) income	0	480	480
Net current-period other comprehensive income	(257)	480	223
Balance at June 30, 2020	$25,581	$(46,629)	$(21,048)

Balance at January 1, 2020	$4,039	$(47,603)	$(43,564)
Other comprehensive income (loss) before reclassifications	21,866	0	21,866
Amounts reclassified from accumulated other comprehensive (loss) income	(324)	974	650
Net current-period other comprehensive income	21,542	974	22,516
Balance at June 30, 2020	$25,581	$(46,629)	$(21,048)

The following tables present the amounts reclassified out of each component of accumulated other comprehensive (loss) income for the three and six months ended June 30, 2021 and 2020.

Three Months Ended June 30, 2021
Details about Accumulated other Comprehensive Income (Loss) Components (In thousands)	Amount Reclassified from Accumulated Other Comprehensive (Loss) Income[1]	Affected Line Item in the Statement Where Net Income is Presented
Available-for-sale debt securities:
Unrealized gains and losses on available-for-sale debt securities	$0	Net gain on securities transactions
	0	Tax expense
	0	Net of tax
Employee benefit plans:
Amortization of the following [2]
Net retirement plan actuarial loss	(711)	Other operating expense
Net retirement plan prior service cost	(56)	Other operating expense
	(767)	Total before tax
	188	Tax benefit
	$(579)	Net of tax

Three Months Ended June 30, 2020
Details about Accumulated other Comprehensive Income (Loss) Components (In thousands)	Amount Reclassified from Accumulated Other Comprehensive (Loss) Income[1]	Affected Line Item in the Statement Where Net Income is Presented
Available-for-sale debt securities:
Unrealized gains and losses on available-for-sale debt securities	$0	Net gain on securities transactions
	0	Tax expense
	0	Net of tax
Employee benefit plans:
Amortization of the following[2]
Net retirement plan actuarial loss	(581)	Other operating expense
Net retirement plan prior service cost	(54)	Other operating expense
	(635)	Total before tax
	155	Tax benefit
	$(480)	Net of tax

Six Months Ended June 30, 2021
Details about Accumulated other Comprehensive Income (Loss) Components (In thousands)	Amount Reclassified from Accumulated Other Comprehensive (Loss) Income[1]	Affected Line Item in the Statement Where Net Income is Presented
Available-for-sale debt securities:
Unrealized gains and losses on available-for-sale debt securities	$330	Net gain on securities transactions
	(81)	Tax expense
	249	Net of tax
Employee benefit plans:
Amortization of the following[2]
Net retirement plan actuarial loss	(1,475)	Other operating expense
Net retirement plan prior service cost	(111)	Other operating expense
	(1,586)	Total before tax
	388	Tax benefit
	$(1,198)	Net of tax

Six Months Ended June 30, 2020
Details about Accumulated other Comprehensive Income (Loss) Components (In thousands)	Amount Reclassified from Accumulated Other Comprehensive (Loss) Income[1]	Affected Line Item in the Statement Where Net Income is Presented
Available-for-sale debt securities:
Unrealized gains and losses on available-for-sale debt securities	$429	Net gain on securities transactions
	(105)	Tax expense
	324	Net of tax
Employee benefit plans:
Amortization of the following[2]
Net retirement plan actuarial loss	(1,183)	Other operating expense
Net retirement plan prior service cost	(107)	Other operating expense
	(1,290)	Total before tax
	316	Tax benefit
	$(974)	Net of tax
1 Amounts in parentheses indicated debits in income statement.
2 The accumulated other comprehensive (loss) income components are included in the computation of net periodic benefit cost (See Note 8 - “Employee Benefit Plan”).

8. Employee Benefit Plans

The following tables set forth the amount of the net periodic benefit cost recognized by the Company for the Company’s pension plan, post-retirement plan (Life and Health), and supplemental employee retirement plans (“SERP”) including the following components: service cost, interest cost, expected return on plan assets for the period, amortization of the unrecognized transitional obligation or transition asset, and the amounts of recognized gains and losses, prior service cost recognized, and gain or loss recognized due to settlement or curtailment.

Components of Net Periodic Benefit Cost

	Pension Benefits Three Months Ended		Life and Health Three Months Ended		SERP Benefits Three Months Ended
(In thousands)	6/30/2021	6/30/2020	6/30/2021	6/30/2020	6/30/2021	6/30/2020
Service cost	$0	$0	$42	$45	$55	$61
Interest cost	327	545	36	59	147	217
Expected return on plan assets	(1,411)	(1,352)	0	0	0	0
Amortization of net retirement plan actuarial loss	397	355	82	52	233	175
Amortization of net retirement plan prior service (credit) cost	0	(2)	(15)	(15)	70	71
Net periodic benefit (income) cost	$(687)	$(454)	$145	$141	$505	$524

	Pension Benefits Six Months Ended		Life and Health Six Months Ended		SERP Benefits Six Months Ended
(In thousands)	6/30/2021	6/30/2020	6/30/2021	6/30/2020	6/30/2021	6/30/2020
Service cost	$0	$0	$93	$86	$115	$107
Interest cost	814	1,185	90	122	346	457
Expected return on plan assets	(2,826)	(2,708)	0	0	0	0
Amortization of net retirement plan actuarial loss	780	705	156	77	540	400
Amortization of net retirement plan prior service cost (credit)	0	(5)	(30)	(30)	141	143
Net periodic benefit (income) cost	$(1,232)	$(823)	$309	$255	$1,142	$1,107

The service component of net periodic benefit cost for the Company's benefit plans is recorded as a part of salaries and wages in the consolidated statements of income. All other components are recorded as part of other operating expenses in the consolidated statements of income.

The Company realized approximately $1.2 million and $974,000, net of tax, as amortization of amounts previously recognized in accumulated other comprehensive (loss) income, for the six months ended June 30, 2021 and 2020, respectively.

The Company is not required to contribute to the pension plan, but it may make voluntary contributions. The Company did not contribute to the pension plan in the first six months of 2021 and 2020.

9. Other Income and Operating Expense

Other income and operating expense totals are presented in the table below. Components of these totals exceeding 1% of the aggregate of total noninterest income and total noninterest expenses for any of the periods presented below are stated separately.

	Three Months Ended		Six Months Ended
(In thousands)	6/30/2021	6/30/2020	6/30/2021	6/30/2020
Noninterest Income
Other service charges	$710	$583	$1,379	$1,388
Earnings from corporate owned life insurance	570	735	1,111	1,058
Net gains on the sales of loans originated for sale	153	691	582	867
Other income	232	457	567	1,257
Total other income	$1,665	$2,466	$3,639	$4,570
Noninterest Expenses
Marketing expense	$1,132	$936	$1,627	$1,876
Professional fees	1,533	1,421	3,427	3,256
Legal fees	221	315	441	537
Technology expense	2,977	2,968	5,905	5,831
Cardholder expense	875	740	1,662	1,569
Other expenses	3,992	5,057	8,293	9,778
Total other operating expense	$10,730	$11,437	$21,355	$22,847

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

The following tables present noninterest income, segregated by revenue streams in-scope and out-of-scope of ASC 606, for the three and six months ended June 30, 2021 and 2020.

	Three Months Ended
(In thousands)	06/30/2021	06/30/2020
Noninterest Income
In-scope of Topic 606:
Commissions and Fees	$7,488	$7,024
Installment Billing	(52)	(49)
Refund of Commissions	31	(226)
Contract Liabilities/Deferred Revenue	(237)	(204)
Contingent Commissions	824	710
Subtotal Insurance Revenues	8,054	7,255
Trust and Asset Management	3,334	2,790
Mutual Fund & Investment Income	1,383	1,130
Subtotal Investment Service Income	4,717	3,920
Service Charges on Deposit Accounts	1,471	1,248
Card Services Income	2,951	2,283
Other	297	238
Noninterest Income (in-scope of ASC 606)	17,490	14,944
Noninterest Income (out-of-scope of ASC 606)	1,368	2,233
Total Noninterest Income	$18,858	$17,177

	Six Months Ended
(In thousands)	06/30/2021	06/30/2020
Noninterest Income
In-scope of Topic 606:
Commissions and Fees	$15,171	$14,409
Installment Billing	(17)	(79)
Refund of Commissions	11	(353)
Contract Liabilities/Deferred Revenue	(237)	(208)
Contingent Commissions	2,292	1,531
Subtotal Insurance Revenues	17,220	15,300
Trust and Asset Management	6,700	5,728
Mutual Fund & Investment Income	2,690	2,394
Subtotal Investment Service Income	9,390	8,122
Service Charges on Deposit Accounts	2,941	3,231
Card Services Income	5,334	4,466
Other	598	552
Noninterest Income (in-scope of ASC 606)	35,483	31,671
Noninterest Income (out-of-scope of ASC 606)	3,358	4,466
Total Noninterest Income	$38,841	$36,137

Contract Balances
A contract asset balance occurs when an entity performs a service for a customer before the customer pays consideration or before payment is due, which would result in contract receivables or assets, respectively. A contract liability balance is an entity’s obligation to transfer a service to a customer for which the entity has already received payment or for which payment is due from the customer. The Company’s noninterest revenue streams, excluding some insurance commissions and fees, are largely based on transactional activity, or standard month-end revenue accruals such as asset management fees based on month-end market values. Receivables primarily consist of amounts due for insurance and wealth management services performed for which the Company's performance obligations have been fully satisfied. Receivables for the insurance and wealth management services amounted to $5.7 million and $2.1 million, respectively, at June 30, 2021, compared to $5.2 million and $2.2 million, respectively, at December 31, 2020. Additionally, the Company had contract assets related to contingent income of $1.1 million and $2.5 million, respectively, at June 30, 2021 and December 31, 2020, and contract liabilities of $3.2 million and $2.0 million, respectively at June 30, 2021 and December 31, 2020.

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

11. Financial Guarantees

The Company currently does not issue any guarantees that would require liability recognition or disclosure, other than standby letters of credit. The Company extends standby letters of credit to its customers in the normal course of business. The standby letters of credit are generally short-term. As of June 30, 2021, the Company’s maximum potential obligation under standby letters of credit was $33.0 million compared to $31.4 million at December 31, 2020. Management uses the same credit policies to extend standby letters of credit that it uses for on-balance sheet lending decisions and may require collateral to support standby letters of credit based upon its evaluation of the counterparty. Management does not anticipate any significant losses as a result of these transactions, and has determined that the fair value of standby letters of credit is not significant.

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

Banking
The Banking segment is primarily comprised of the Company’s four banking subsidiaries: Tompkins Trust Company, a commercial bank with thirteen banking offices located in Ithaca, NY and surrounding communities; The Bank of Castile (DBA Tompkins Bank of Castile), a commercial bank with sixteen banking offices located in the Genesee Valley region of New York State as well as Monroe County; Mahopac Bank (DBA Tompkins Mahopac Bank), a commercial bank with fourteen full-service banking offices located in the counties north of New York City; and VIST Bank (DBA Tompkins VIST Bank), a banking organization with twenty banking offices headquartered and operating in the areas surrounding southeastern Pennsylvania. As described above in greater detail in Note 1 - "Business", the Company's subsidiary banks have announced plans for a rebranding effort, subject to regulatory approval, pursuant to which the Company's four wholly-owned banking subsidiaries will be combined into one bank which will conduct business under the "Tompkins" brand name, with a legal name of "Tompkins Community Bank."

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

Wealth Management
The Wealth Management segment is generally organized under the Tompkins Financial Advisors brand. Tompkins Trust Company, under the Tompkins Financial Advisors brand offers a comprehensive suite of financial services to customers, including trust and estate services, investment management and financial and insurance planning for individuals, corporate executives, small business owners and high net worth individuals. Tompkins Financial Advisors has offices in each of the Company’s four subsidiary banks.

Summarized financial information concerning the Company’s reportable segments and the reconciliation to the Company’s consolidated results is shown in the following table. Investment in subsidiaries is netted out of the presentations below. The “Intercompany” column identifies the intercompany activities of revenues, expenses and other assets between the banking, insurance and wealth management services segments. The Company accounts for intercompany fees and services at an estimated fair value according to regulatory requirements for the services provided. Intercompany items relate primarily to the use of human resources, information systems, accounting and marketing services provided by any of the banks and the holding company. All other accounting policies are the same as those described in the summary of significant accounting policies in the 2020 Annual Report on Form 10-K.

As of and for the three months ended June 30, 2021
(In thousands)	Banking	Insurance	Wealth Management	Intercompany	Consolidated
Interest income	$59,843	$0	$0	$(8)	$59,835
Interest expense	4,997	0	0	(8)	4,989
Net interest income	54,846	0	0	0	54,846
(Credit) provision for credit loss expense	(3,071)	0	0	0	(3,071)
Noninterest income	6,447	8,163	4,808	(560)	18,858
Noninterest expense	37,879	6,760	3,363	(560)	47,442
Income before income tax expense	26,485	1,403	1,445	0	29,333
Income tax expense	5,729	401	341	0	6,471
Net Income attributable to noncontrolling interests and Tompkins Financial Corporation	20,756	1,002	1,104	0	22,862
Less: Net income attributable to noncontrolling interests	31	0	0	0	31
Net Income attributable to Tompkins Financial Corporation	$20,725	$1,002	$1,104	$0	$22,831

Depreciation and amortization	$2,527	$55	$14	$0	$2,596
Assets	7,987,751	46,590	30,435	(76,568)	7,988,208
Goodwill	64,370	19,866	8,211	0	92,447
Other intangibles, net	1,994	2,201	79	0	4,274
Net loans and leases	5,127,624	0	0	0	5,127,624
Deposits	6,851,924	0	0	(14,924)	6,837,000
Total Equity	667,007	33,101	28,145	0	728,253

As of and for the three months ended June 30, 2020
(In thousands)	Banking	Insurance	Wealth Management	Intercompany	Consolidated
Interest income	$63,445	$1	$0	$(1)	$63,445
Interest expense	7,080	0	0	(1)	7,079
Net interest income	56,365	1	0	0	56,366
Provision for credit loss expense	877	0	0	0	877
Noninterest income	6,248	7,360	4,095	(526)	17,177
Noninterest expense	36,484	6,358	3,347	(526)	45,663
Income before income tax expense	25,252	1,003	748	0	27,003
Income tax expense	5,113	260	167	0	5,540
Net Income attributable to noncontrolling interests and Tompkins Financial Corporation	20,139	743	581	0	21,463
Less: Net income attributable to noncontrolling interests	32	0	0	0	32
Net Income attributable to Tompkins Financial Corporation	$20,107	$743	$581	$0	$21,431

Depreciation and amortization	$2,484	$57	$10	$0	$2,551
Assets	7,528,501	42,215	25,474	(14,134)	7,582,056
Goodwill	64,585	19,866	7,996	0	92,447
Other intangibles, net	2,758	2,623	119	0	5,500
Net loans and leases	5,372,203	0	0	0	5,372,203
Deposits	6,391,034	0	0	(13,513)	6,377,521
Total Equity	643,139	31,567	23,323	0	698,029

As of and for the six months ended June 30, 2021
(In thousands)	Banking	Insurance	Wealth Management	Intercompany	Consolidated
Interest income	$119,597	$2	$0	$(9)	$119,590
Interest expense	9,716	0	0	(9)	9,707
Net interest income	109,881	2	0	0	109,883
(Credit) provision for credit loss expense	(4,901)	0	0	0	(4,901)
Noninterest income	12,759	17,581	9,591	(1,090)	38,841
Noninterest expense	73,206	13,197	6,640	(1,090)	91,953
Income before income tax expense	54,335	4,386	2,951	0	61,672
Income tax expense	11,243	1,203	705	0	13,151
Net Income attributable to noncontrolling interests and Tompkins Financial Corporation	43,092	3,183	2,246	0	48,521
Less: Net income attributable to noncontrolling interests	64	0	0	0	64
Net Income attributable to Tompkins Financial Corporation	$43,028	$3,183	$2,246	$0	$48,457

Depreciation and amortization	$4,965	$110	$27	$0	$5,102

As of and for the six months ended June 30, 2020
(In thousands)	Banking	Insurance	Wealth Management	Intercompany	Consolidated
Interest income	$126,644	$2	$0	$(2)	$126,644
Interest expense	17,311	0	0	(2)	17,309
Net interest income	109,333	2	0	0	$109,335
Provision for credit loss expense	17,636	0	0	0	17,636
Noninterest income	13,241	15,510	8,469	(1,083)	36,137
Noninterest expense	72,709	12,920	6,392	(1,083)	90,938
Income before income tax expense	32,229	2,592	2,077	0	$36,898
Income tax expense	6,269	691	489	0	7,449
Net Income attributable to noncontrolling interests and Tompkins Financial Corporation	25,960	1,901	1,588	0	$29,449
Less: Net income attributable to noncontrolling interests	69	0	0	0	69
Net Income attributable to Tompkins Financial Corporation	$25,891	$1,901	$1,588	$0	$29,380

Depreciation and amortization	$4,969	$116	$20	$0	$5,105

13. Fair Value Measurements

FASB ASC Topic 820, Fair Value Measurements and Disclosures, defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. ASC 820 also establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). Transfers between levels, when determined to be appropriate, are recognized at the end of each reporting period.

The three levels of the fair value hierarchy under ASC 820 are:

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

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of June 30, 2021 and December 31, 2020, segregated by the level of valuation inputs within the fair value hierarchy used to measure fair value.

Recurring Fair Value Measurements
June 30, 2021
(In thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Available-for-sale debt securities
U.S. Treasuries	$129,091	$0	$129,091	$0
Obligations of U.S. Government sponsored entities	823,718	$0	823,718	$0
Obligations of U.S. states and political subdivisions	113,789	0	113,789	0
Mortgage-backed securities – residential, issued by:
U.S. Government agencies	114,422	0	114,422	0
U.S. Government sponsored entities	830,656	0	830,656	0
U.S. corporate debt securities	2,413	0	2,413	0
Total Available-for-sale debt securities	$2,014,089	$0	$2,014,089	$0

Equity securities, at fair value	$916	$0	$0	$916

Recurring Fair Value Measurements
December 31, 2020
(In thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Available-for-sale debt securities
Obligations of U.S. Government sponsored entities	$607,480	$0	$607,480	$0
Obligations of U.S. states and political subdivisions	129,746	0	129,746	0
Mortgage-backed securities – residential, issued by:
U.S. Government agencies	182,108	0	182,108	0
U.S. Government sponsored entities	705,480	0	705,480	0
U.S. corporate debt securities	2,379	0	2,379	0
Total Available-for-sale debt securities	$1,627,193	$0	$1,627,193	$0

Equity securities, at fair value	$929	$0	$0	$929

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

The change in the fair value of equity securities valued using significant unobservable inputs (level 3), for the periods ended June 30, 2021 and December 31, 2020, was immaterial.

There were no transfers between Levels 1, 2 and 3 for the six months ended June 30, 2021.

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

Certain assets are measured at fair value on a nonrecurring basis. For the Company, these include loans held for sale, individually evaluated loans, and other real estate owned (“OREO”). For the three and six months ended June 30, 2021, certain individually evaluated loans were remeasured and reported at fair value through a specific valuation allowance and/or partial charge-offs for credit losses based upon the fair value of the underlying collateral. Collateral values are estimated using Level 2 inputs based upon observable market data. In addition to collateral dependent evaluated loans, certain other real estate owned were remeasured and reported at fair value based upon the fair value of the underlying collateral. The fair values of other real estate owned are estimated using Level 2 inputs based on observable market data or Level 3 inputs based on customized discounting criteria. In general, the fair values of other real estate owned are based upon appraisals, with discounts made to reflect estimated costs to sell the real estate. Upon initial recognition, fair value write-downs are taken through a charge-off to the allowance for credit losses. Subsequent fair value write-downs on other real estate owned are reported in other noninterest expense.

Three months ended June 30, 2021
(In thousands)		Fair value measurements at reporting date using:			Gain (losses) from fair value changes
Assets:	As of 06/30/2021	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Three months ended 06/30/2021
Individually evaluated	$8,922	$0	$8,922	$0	$0
Other real estate owned	0	0	0	0	0

Three months ended June 30, 2020
(In thousands)		Fair value measurements at reporting date using:			Gain (losses) from fair value changes
Assets:	As of 06/30/2020	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Three months ended 06/30/2020
Individually evaluated	$2,560	$0	$2,560	$0	$(15)
Other real estate owned	0	0	0	0	23

Six months ended June 30, 2021
(In thousands)		Fair value measurements at reporting date using:			Gain (losses) from fair value changes
Assets:	As of 06/30/2021	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Six months ended 06/30/2021
Individually evaluated	$31,619	$0	$31,619	$0	$0
Other real estate owned	0	0	0	0	0

Six months ended June 30, 2020
(In thousands)		Fair value measurements at reporting date using:			Gain (losses) from fair value changes
Assets:	As of 06/30/2020	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Six months ended 06/30/2020
Individually evaluated	$10,130	$0	$10,130	$0	$(1,305)
Other real estate owned	274	0	274	0	23

The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments at June 30, 2021 and December 31, 2020. The carrying amounts shown in the table are included in the Consolidated Statements of Condition under the indicated captions.

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

Estimated Fair Value of Financial Instruments
June 30, 2021
(In thousands)	Carrying Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets:
Cash and cash equivalents	$291,014	$291,014	$291,014	$0	$0
Securities - held-to-maturity	151,848	154,299	0	154,299	0
FHLB and other stock	15,991	15,991	0	15,991	0
Accrued interest receivable	27,575	27,575	0	27,575	0
Loans/leases, net[1]	5,127,624	5,111,354	0	31,619	5,079,735

Financial Liabilities:

Time deposits	$710,170	$715,382	$0	$715,382	$0
Other deposits	6,126,830	6,126,830	0	6,126,830	0
Fed funds purchased and securities sold
under agreements to repurchase	52,134	52,134	0	52,134	0
Other borrowings	245,000	251,406	0	251,406	0
Trust preferred debentures	8,799	12,832	0	12,832	0
Accrued interest payable	1,411	1,411	0	1,411	0

Estimated Fair Value of Financial Instruments
December 31, 2020
(In thousands)	Carrying Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets:
Cash and cash equivalents	$388,462	$388,462	$388,462	$0	$0
FHLB and other stock	16,382	16,382	0	16,382	0
Accrued interest receivable	32,025	32,025	0	32,025	0
Loans/leases, net[1]	5,208,658	5,226,301	0	22,171	5,204,130

Financial Liabilities:

Time deposits	$746,234	$753,045	$0	$753,045	$0
Other deposits	5,691,518	5,691,518	0	5,691,518	0
Fed funds purchased and securities
sold under agreements to repurchase	65,845	65,845	0	65,845	0
Other borrowings	265,000	274,238	0	274,238	0
Trust preferred debentures	13,220	18,483	0	18,483	0
Accrued interest payable	1,727	1,727	0	1,727	0
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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

BUSINESS

Corporate Overview and Strategic Initiatives
Tompkins Financial Corporation (“Tompkins” or the “Company”) is headquartered in Ithaca, New York and is registered as a Financial Holding Company with the Federal Reserve Board under the Bank Holding Company Act of 1956, as amended. The Company is a locally oriented, community-based financial services organization that offers a full array of products and services, including commercial and consumer banking, leasing, trust and investment management, financial planning and wealth management, and insurance services. At June 30, 2021, the Company had four wholly-owned banking subsidiaries: Tompkins Trust Company (the “Trust Company”), The Bank of Castile (DBA Tompkins Bank of Castile), Mahopac Bank (DBA Tompkins Mahopac Bank), and VIST Bank (DBA Tompkins VIST Bank). The Company’s banks have announced plans for a rebranding effort, pursuant to which the Company’s four wholly-owned banking subsidiaries will be combined into one bank, with The Bank of Castile, Mahopac Bank, and VIST Bank merging with and into Tompkins Trust Company. The combined bank will conduct business under the “Tompkins” brand name, with a legal name of “Tompkins Community Bank.” The Company filed applications with applicable regulators on July 12, 2021, with the re-branding and combination anticipated to take effect later in 2021, subject to regulatory approval. The Company also has a wholly-owned insurance agency subsidiary, Tompkins Insurance Agencies, Inc. (“Tompkins Insurance”). The trust division of the Trust Company provides a full array of investment services, including investment management, trust and estate, financial and tax planning as well as life, disability and long-term care insurance services. The Company’s principal offices are located at 118 E. Seneca Street, P.O. Box 460, Ithaca, NY, 14850, and its telephone number is (888) 503-5753. The Company’s common stock is traded on the NYSE American under the Symbol “TMP.”

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

Business Segments
Banking services consist primarily of attracting deposits from the areas served by the Company’s four banking subsidiaries’ 63 banking offices (43 offices in New York and 20 offices in Pennsylvania) and using those deposits to originate a variety of commercial loans, consumer loans, real estate loans (including commercial loans collateralized by real estate), and leases. The Company’s lending function is managed within the guidelines of a comprehensive Board-approved lending policy. Reporting systems are in place to provide management with ongoing information related to loan production, loan quality, concentrations of credit, loan delinquencies, and nonperforming and potential problem loans. Banking services also include a full suite of products such as debit cards, credit cards, remote deposit, electronic banking, mobile banking, cash management, and safe deposit services.

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

OTHER IMPORTANT INFORMATION

The following discussion is intended to provide an understanding of the consolidated financial condition and results of operations of the Company for the three and six months ended June 30, 2021. It should be read in conjunction with the Company’s Audited Consolidated Financial Statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, and the Unaudited Consolidated Financial Statements and notes thereto included in Part I of this Quarterly Report on Form 10-Q.

In this Report, there are comparisons of the Company’s performance to that of a peer group, which is comprised of the group of 146 domestic bank holding companies with $3 billion to $10 billion in total assets as defined in the Federal Reserve’s “Bank Holding Company Performance Report” for March 31, 2021 (the most recent report available). Although the peer group data is presented based upon financial information that is one fiscal quarter behind the financial information included in this report, the Company believes that it is relevant to include certain peer group information for comparison to current quarter numbers.

Forward-Looking Statements
This Quarterly Report on Form 10-Q contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The statements contained in this Report that are not statements of historical fact may include forward-looking statements that involve a number of risks and uncertainties. Forward-looking statements may be identified by use of such words as "may", "will", "estimate", "intend", "continue", "believe", "expect", "plan", or "anticipate", and other similar words. Examples of forward-looking statements may include statements regarding the asset quality of the Company's loan portfolios; the level of the Company's allowance for credit losses; whether, when and how borrowers will repay deferred amounts and resume scheduled payments; the sufficiency of liquidity sources; the Company's exposure to changes in interest rates, and to new, changed, or extended government/regulatory expectations; the impact of changes in accounting standards; and trends, plans, prospects, growth and strategies. Forward-looking statements are made based on management’s expectations and beliefs concerning future events impacting the Company and are subject to certain uncertainties and factors relating to the Company’s operations and economic environment, all of which are difficult to predict and many of which are beyond the control of the Company, that could cause actual results of the Company to differ materially from those expressed and/or implied by forward-looking statements. The following factors, in addition to those listed as Risk Factors in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2020, are among those that could cause actual results to differ materially from the forward-looking statements: changes in general economic, market and regulatory conditions; the severity and duration of the COVID-19 pandemic and the impact of the pandemic (including the government’s response to the pandemic) on economic and financial markets, potential regulatory actions, and modifications to our operations, products, and services relating thereto; disruptions in our and our customers’ operations and loss of revenue due to pandemics, epidemics, widespread health emergencies, government-imposed travel/business restrictions, or outbreaks of infectious diseases such as the COVID-19, and the associated adverse impact on our financial position, liquidity, and our customers’ abilities or willingness to repay their obligations to us or willingness to obtain financial services products from the Company; a decision to amend or modify the terms under which our customers are obligated to repay amounts owed to us; the development of an interest rate environment that may adversely affect the Company’s interest rate spread, other income or cash flow anticipated from the Company’s operations, investment and/or lending activities; changes in laws and regulations affecting banks, bank holding companies and/or financial holding companies, such as the Dodd-Frank Act and Basel III and the Economic Growth, Regulatory Relief, and Consumer Protection Act; legislative and regulatory changes in response to COVID-19 with which we and our subsidiaries must comply, including the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act") and the Consolidated Appropriations Act, 2021, and the rules and regulations promulgated thereunder, and federal, state and local government mandates; technological developments and changes; the ability to continue to introduce competitive new products and services on a timely, cost-effective basis; governmental and public policy changes, including environmental regulation; reliance on large customers; uncertainties arising from national and global events, including the potential impact of widespread protests, civil unrest, and political uncertainty on the economy and the financial services industry; and financial resources in the amounts, at the times and on the terms required to support the Company’s future businesses.

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

Management considers accounting estimates to be critical to reported financial results if (i) the accounting estimates require management to make assumptions about matters that are highly uncertain, and (ii) different estimates that management reasonably could have used for the accounting estimate in the current period, or changes in the accounting estimate that are reasonably likely to occur from period to period, could have a material impact on the Company’s financial statements. Management considers the accounting policies relating to the allowance for credit losses (“allowance”, or “ACL”), and the review of the securities portfolio for other-than-temporary impairment to be critical accounting policies because of the uncertainty and subjectivity involved in these policies and the material effect that estimates related to these areas can have on the Company’s results of operations. On January 1, 2020, the Company adopted ASU 2016-13, "Financial Instruments - Credit Losses (ASC Topic 326): Measurement of Credit Losses on Financial Instruments," which resulted in changes to the Company's existing critical accounting policy that existed at December 31, 2019.

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

COVID-19 Pandemic and Recent Events

The COVID-19 global pandemic continued to present health and economic challenges on an unprecedented scale during the second quarter of 2021. During the second quarter, the Company continued to focus on the health and well-being of its workforce, meeting its clients' needs, and supporting its communities. The Company has designated a Pandemic Planning Committee, which includes key individuals across the Company as well as members of Senior Management, to oversee the Company’s response to COVID-19, and has implemented a number of risk mitigation measures designed to protect our employees and customers while maintaining services for our customers and community. These measures included restrictions on business travel, establishment of a remote work environment for most non-customer facing employees, and social distancing restrictions for those employees working at our offices and branch locations. In July 2020, we began initiating the reopening of our offices and reinstatement of branch services, and the return of our workforce, but as of June 30, 2021, approximately 85% of our noncustomer facing employees continued to work remotely. As New York State has eased COVID-19 restrictions, we have lifted our own restrictions including opening our facilities to employees and customers, lifting travel restrictions, and discontinuing other guidelines put in place as a result of the COVID-19 pandemic. However, on-site employees who have not been vaccinated are required to wear masks and follow distancing requirements consistent with CDC guidelines.

Tompkins continues to offer, on a limited basis, assistance to its customers affected by the COVID-19 pandemic by implementing a payment deferral program to assist both consumer and business borrowers that may be experiencing financial hardship due to COVID-19. Our standard program allowed for the deferral of loan payments for up to 90 days; in certain cases we extended additional deferrals or other accommodations. As part of this program, the Company deferred approximately 3,843 loans totaling $1.6 billion. As of June 30, 2021, 3,709 loans totaling approximately $1.4 billion had moved out of the deferral status; of those loans 0.9% were more than 30 days past due. As of June 30, 2021, total loans that continued in a deferral status amounted to approximately $129.4 million, representing 2.5% of total loans. We expect that loans in the deferral program will continue to accrue interest during the deferral period unless otherwise classified as nonperforming. The provisions of the CARES Act and the interagency guidance issued by Federal banking regulators provided clarification related to modifications and deferral programs to assist borrowers who are negatively impacted by the COVID-19 national emergency. The guidance and clarifications detail certain provisions whereby banks are permitted to make deferrals and modifications to the terms of a loan which would not require the loan to be reported as a troubled debt restructuring ("TDR"). In accordance with the CARES Act and the interagency guidance, the Company elected to adopt the provisions to not report qualified loan modifications as TDRs. The relief related to TDRs under the CARES Act was extended by the Consolidated Appropriations Act, 2021. Under the Consolidated Appropriations Act, relief under the CARES Act will continue until the earlier of (i) 60 days after the date the COVID-19 national emergency comes to an end or (ii) January 1, 2022.

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

Deferral Credit Concentrations
(in thousands)	June 30, 2021
Description	Portfolio Balance ($)	Concentration*	Deferral Balance ($)	Percent of Loans Currently in Deferral Status
Lessors of Residential Buildings and Dwellings	$545,615	17.10%	$125	0.02%
Hotels and Motels	199,016	6.20%	56,812	28.55%
Dairy Cattle and Milk Production	183,790	5.80%	0	0%
Health Care and Social Assistance	154,288	4.80%	0	0%
Lessors of Other Real Estate Property	113,890	3.60%	6,885	6.05%
	$1,196,598		$63,821
*Concentration is defined as outstanding loan balances as a percentage of total commercial and commercial real estate loans.

The Company is also participating in the U.S. Small Business Administration (“SBA”) Paycheck Protection Program (“PPP”). This program provides borrower guarantees for lenders, and envisions a certain amount of loan forgiveness for loan recipients who properly utilize funds, all in accordance with the rules and regulations established by the SBA for the PPP. The Company began accepting applications for PPP loans on April 3, 2020, and had funded 2,998 loans totaling about $465.6 million when the initial program ended. On January 19, 2021, the Company began accepting both first draw and second draw applications for the reopening of the PPP program and as of July 19, 2021, the Company had funded an additional 2,481 applications totaling $261.2 million.

Out of the total $695.2 million of PPP loans that the Company had funded through July 19, 2021, approximately $471.4 million had been forgiven by the SBA under the terms of the program.

As of June 30, 2021, the Company's nonperforming assets represented 0.67% of total assets, up from 0.60% at December 31, 2020. Despite relatively stable trends in nonperforming assets and other delinquency, some customers have experienced continued cash flow stress related to the pandemic, resulting in an increase in loans rated Special Mention, which totaled $108.3 million at June 30, 2021, up from $44.7 million at June 30, 2020. The downgrades to Special Mention were mainly in the retail, hospitality, and agriculture industries. At June 30, 2021, loans rated Substandard declined to $45.4 million from $48.0 million at June 30, 2020. As mentioned above, the Company is working with its customers who are dealing with hardships caused by the pandemic, and as part of those efforts, the Company implemented a loan payment deferral program in March 2020 and participates in the PPP. As of June 30, 2021, the Company had not experienced any significant impact to our liquidity or funding capabilities as a result of COVID-19. The Company’s participation as a lender in the PPP has been a use of liquidity; however, the Federal Reserve Bank has provided a lending facility that may be used by banks to obtain funding specifically for PPP loans. PPP loans would be pledged as collateral on a bank's borrowings under the Federal Reserve Bank's designated PPP lending facility. As of June 30, 2021, the Company has not accessed this Federal Reserve Bank PPP lending facility.

RESULTS OF OPERATION

Performance Summary
Net income for the second quarter of 2021 was $22.8 million or $1.54 diluted earnings per share, compared to $21.4 million or $1.44 diluted earnings per share for the same period in 2020. Net income for the first six months of 2021 was $48.5 million or $3.26 diluted earnings per share compared to $29.4 million or $1.97 diluted earnings per share for the first six months of 2020. Net income for the quarter and year-to-date periods ending June 30, 2021, increased by 6.5% and 64.9%, respectively. The increase in net income for the quarter ended June 30, 2021, when compared to the second quarter of 2020 was primarily a result of a $3.1 million credit to provision for credit loss expense and increases in all fee income categories, partially offset by a decrease in net interest income and an increase in noninterest expense.

Return on average assets (“ROA”) for the quarter ended June 30, 2021 was 1.15%, compared to 1.16% for the quarter ended June 30, 2020. Return on average shareholders’ equity (“ROE”) for the second quarter of 2021 was 12.70%, compared to 12.48% for the same period in 2020. For the year-to-date period ended June 30, 2021, ROA and ROE totaled 1.24% and 13.55%, respectively, compared to 0.84% and 8.63%, for the same period in 2020.

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

Banking Segment
The banking segment reported net income of $20.7 million for the second quarter of 2021, an increase of $618,000 or 3.1% from net income of $20.1 million for the same period in 2020. For the six months ended June 30, 2021, the banking segment reported net income of $43.0 million, an increase of $17.1 million or 66.2% from the same period in 2020.

Net interest income of $54.8 million for the second quarter of 2021 was down $1.5 million or 2.7% over the same period in 2020, mainly due to lower net deferred loan fees in 2021. For the six months ended June 30, 2021, net interest income of $109.9 million was up $548,000 or 0.5% compared to the first six months of 2020. The increase in net interest income for the six month period was mainly a result of a decrease in interest expense driven by lower market interest rates and growth in average noninterest bearing deposits. Net interest income for the three and six months ended June 30, 2021 included net deferred loan fees associated with PPP loans of $1.9 million and $4.7 million, respectively, compared to net deferred loan fees of $2.3 million for both the three and six months ended June 30, 2020.

The provision for credit losses was a credit of $3.1 million for the three months ended June 30, 2021, which was down $3.9 million compared to the same period in 2020. For the six month period ended June 30, 2021, the provision for credit losses was a credit of $4.9 million compared to provision expense of $17.6 million for the same period in 2020. The first quarter of 2020 included a provision expense of $16.8 million related to the impact of the economic conditions due to COVID-19 on economic forecasts and other model assumptions relied upon by management in determining the allowance, and reflects the calculation of the allowance for credit losses in accordance with ASU 2016-13. For additional information, see the section titled "The Allowance for Credit Losses" below.

Noninterest income of $6.4 million for the three months ended June 30, 2021 was up $199,000 or 3.2% compared to the same period in 2020, mainly due to increases in fee income categories which in total were up $3.8 million . For the six months ended June 30, 2021, noninterest income of $12.8 million was down $482,000 or 3.6% compared to the six months ended June 30, 2020. The decrease was mainly due to lower gains on sales of residential mortgage loans in 2021.

Noninterest expense of $37.9 million and $73.2 million for the three and six months, respectively, ended June 30, 2021, was up $1.4 million or 3.8% and $497,000 or 0.7%, respectively, from the same periods in 2020. The increases were mainly attributed to increases in salary and wages and employee benefits reflecting normal annual merit increases, and increase in health insurance expense over the comparable periods in the prior year.

Insurance Segment
The insurance segment reported net income of $1.0 million for the three months ended June 30, 2021, which was up $259,000 or 34.9% compared to the second quarter of 2020. Total revenue was up $803,000 or 10.9% for the second quarter of 2021 compared to the same quarter in the prior year. The increase in insurance commissions and fees in the second quarter of 2021 over the same period in 2020; was mainly in property and casualty commissions and contingency income.

For the six months ended June 30, 2021, net income was up $1.3 million or 67.4% compared to the same period in the prior year. Total revenue was up $2.1 million or 13.4% compared to the same period in the prior year. The increase in revenues and net income for the six months ended June 30, 2021 compared to the prior year is mainly due to growth in overall commission revenue of $762,000 or 5.25% and contingency income, which was up $760,000 or 49.6%. In addition, revenue for the prior year was reduced by an increase in reserves for cancellations and policy changes as a result of economic uncertainties related to COVID-19.

Noninterest expenses for the three months ended June 30, 2021 were up $402,000 or 6.3% compared to the three months ended June 30, 2020. Year-to-date noninterest expenses were up $277,000 or 2.2% compared to the six months ended June 30, 2020. The increases in noninterest expenses for the three and six months ended June 30, 2021 were mainly the result of increases in new business commissions tied to the increase in commission revenue, related payroll taxes and employee benefits. The increase for the second quarter of 2021 was also attributable to increased health insurance premiums. Certain expenses continue to be below average as a result of pandemic-related travel and business restrictions.

Wealth Management Segment
The wealth management segment reported net income of $1.1 million for the three months ended June 30, 2021, which was up $523,000 or 90.0% compared to the second quarter of 2020. Revenue for the second quarter of 2021 was up $713,000 or 17.4% compared to the second quarter of 2020. The increase for both the three and six month periods in 2021 was mainly due to an increase in advisory fee income resulting from the growth in assets under management. Total expense for the second quarter of 2021 was in line with the second quarter of 2020. For the six months ended June 30, 2021, net income of $2.2 million was up $658,000 or 41.4% compared to the prior year, mainly due to an increase in advisory fee income over the same period prior year. Noninterest expense for the six months ended June 30, 2021, was up 3.9% over the same period in 2020, driven mainly by increases in salary and wages.

Net Interest Income
The following tables show average interest-earning assets and interest-bearing liabilities, and the corresponding yield or cost associated with each for the three and six month periods ended June 30, 2021 and 2020.

Average Consolidated Statements of Condition and Net Interest Analysis (Unaudited)
	Quarter Ended			Quarter Ended
	June 30, 2021			June 30, 2020
	Average			Average
	Balance		Average	Balance		Average
(Dollar amounts in thousands)	(QTD)	Interest	Yield/Rate	(QTD)	Interest	Yield/Rate
ASSETS
Interest-earning assets
Interest-bearing balances due from banks	$216,679	$45	0.08%	$4,541	$1	0.09%
Securities (1)
U.S. Government securities	1,987,541	5,338	1.08%	1,199,999	6,298	2.11%
State and municipal (2)	114,221	727	2.55%	109,621	743	2.73%
Other securities (2)	3,418	23	2.70%	3,433	32	3.75%
Total securities	2,105,180	6,088	1.16%	1,313,053	7,073	2.17%
FHLBNY and FRB stock	17,285	199	4.62%	21,691	389	7.21%
Total loans and leases, net of unearned income (2)(3)	5,270,648	53,909	4.10%	5,276,794	56,441	4.30%
Total interest-earning assets	7,609,792	60,241	3.18%	6,616,079	63,904	3.89%
Other assets	340,154			797,866
Total assets	$7,949,946			$7,413,945
LIABILITIES & EQUITY
Deposits
Interest-bearing deposits
Interest bearing checking, savings, & money market	3,966,472	943	0.10%	3,660,190	1,935	0.21%
Time deposits	726,258	1,859	1.03%	704,460	2,842	1.62%
Total interest-bearing deposits	4,692,730	2,802	0.24%	4,364,650	4,777	0.44%
Federal funds purchased & securities sold under agreements to repurchase	52,099	15	0.11%	52,464	21	0.16%
Other borrowings	272,993	1,351	1.98%	391,547	2,028	2.08%
Trust preferred debentures	12,978	821	25.39%	17,092	253	5.95%
Total interest-bearing liabilities	5,030,800	4,989	0.40%	4,825,753	7,079	0.59%
Noninterest bearing deposits	2,082,149			1,788,108
Accrued expenses and other liabilities	115,661			109,609
Total liabilities	7,228,610			6,723,470
Tompkins Financial Corporation Shareholders’ equity	719,880			689,018
Noncontrolling interest	1,456			1,457
Total equity	721,336			690,475

Total liabilities and equity	$7,949,946			$7,413,945
Interest rate spread			2.78%			3.30%
Net interest income/margin on earning assets		55,252	2.91%		56,825	3.45%

Tax Equivalent Adjustment		(406)			(459)
Net interest income per consolidated financial statements		$54,846			$56,366

Average Consolidated Statements of Condition and Net Interest Analysis (Unaudited)
	Year to Date Period Ended			Year to Date Period Ended
	June 30, 2021			June 30, 2020
	Average			Average
	Balance		Average	Balance		Average
(Dollar amounts in thousands)	(YTD)	Interest	Yield/Rate	(YTD)	Interest	Yield/Rate
ASSETS
Interest-earning assets
Interest-bearing balances due from banks	$312,130	$130	0.08%	$3,033	$7	0.46%
Securities (1)
U.S. Government securities	1,812,315	9,950	1.11%	1,197,376	12,874	2.16%
State and municipal (2)	117,571	1,502	2.58%	103,550	1,409	2.74%
Other securities (2)	3,422	46	2.72%	3,428	68	3.99%
Total securities	1,933,308	11,498	1.20%	1,304,354	14,351	2.21%
FHLBNY and FRB stock	16,836	412	4.93%	24,124	824	6.87%
Total loans and leases, net of unearned income (2)(3)	5,280,914	108,365	4.14%	5,095,414	112,348	4.43%
Total interest-earning assets	7,543,188	120,405	3.22%	6,426,925	127,530	3.99%
Other assets	345,461			616,521
Total assets	$7,888,649			$7,043,446
LIABILITIES & EQUITY
Deposits
Interest-bearing deposits
Interest bearing checking, savings, & money market	3,957,936	2,036	0.10%	3,436,366	6,301	0.37%
Time deposits	737,729	3,917	1.07%	692,354	5,674	1.65%
Total interest-bearing deposits	4,695,665	5,953	0.26%	4,128,720	11,975	0.58%
Federal funds purchased & securities sold under agreements to repurchase	55,821	31	0.11%	57,996	57	0.20%
Other borrowings	269,019	2,727	2.04%	444,988	4,735	2.14%
Trust preferred debentures	13,105	996	15.33%	17,071	542	6.38%
Total interest-bearing liabilities	5,033,610	9,707	0.39%	4,648,775	17,309	0.75%
Noninterest bearing deposits	2,016,262			1,598,884
Accrued expenses and other liabilities	117,749			111,141
Total liabilities	7,167,621			6,358,800
Tompkins Financial Corporation Shareholders’ equity	719,586			683,206
Noncontrolling interest	1,442			1,440
Total equity	721,028			684,646

Total liabilities and equity	$7,888,649			$7,043,446
Interest rate spread			2.83%			3.24%
Net interest income/margin on earning assets		110,698	2.96%		110,221	3.45%

Tax Equivalent Adjustment		(815)			(886)
Net interest income per consolidated financial statements		$109,883			$109,335
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

Net Interest Income
Net interest income is the Company’s largest source of revenue, representing 74.4% and 73.9%, respectively, of total revenues for the three and six months ended June 30, 2021, compared to 76.6% and 75.2% for the same periods in 2020. Net interest income is dependent on the volume and composition of interest earning assets and interest-bearing liabilities and the level of market interest rates. The above table shows average interest-earning assets and interest-bearing liabilities, and the corresponding yield or cost associated with each.

Taxable-equivalent net interest income for the three months ended June 30, 2021, decreased $1.6 million or 2.8% from the same period in the prior year. The decrease resulted mainly from the decrease in average asset yields exceeding the decrease in average funding costs. Taxable-equivalent net interest income for the six month period ended June 30, 2021 was in line with the six month period ended June 30, 2020. Net interest income in the first six months of 2021 benefited from the growth in average earning assets, which were up 12.0% over the same six month period in 2020. The growth in average earning assets was partially offset by the decrease in average asset yields resulting from lower market interest rates over the trailing twelve month period as well as a greater percentage of earning assets being comprised of lower yielding securities and interest bearing balances due from banks, when compared to the same period in 2020.

Net interest margin for the three months ended June 30, 2021 was 2.91% compared to 3.45% in 2020. Net interest margin for the six months ended June 30, 2021 was 2.96% compared to 3.45% for the same period in 2020. The decrease in net interest margin for three and six months ended June 30, 2021 compared to the same periods in 2020 was mainly due the effect of declining market interest rates on earning asset yields and a shift in composition of average earning assets, with a greater mix of lower yielding average earning assets, mainly securities and interest bearing balances, partially offset by lower funding costs.

Taxable-equivalent interest income for the three and six months ended June 30, 2021, was $60.2 million and $120.4 million, respectively, down 5.7% and 5.6%, respectively, compared to the same periods in 2020. The year-over-year decrease in taxable-equivalent interest income was mainly a result of lower average asset yields, partially offset by growth in average earning assets. Average asset yields for the three and six months ended June 30, 2021 were down 71 and 77 basis points, respectively, compared to the same periods in 2020, mainly driven by the decrease in market interest rates as well as the growth in lower yielding securities and interest bearing balances. For the three and six months ended June 30, 2021, average earning assets were up $993.7 million or 15.0% and $1.1 billion or 17.4%, respectively, over the same periods in 2020, with the majority of growth in securities and interest bearing balances due from banks. Average loan balances for the three months ended June 30, 2021, were in line with the three months ended June 30, 2020, and for the six months ended June 30, 2021 were up $185.5 million or 17.4% over the six months ended June 30, 2020, while the average yield on loans decreased 20 and 29 basis points, respectively, for the three and six months ended June 30, 2021, compared to the same periods in 2020. As a result of its participation in the SBA's PPP, in the three and six months ended June 30, 2021, the Company recorded net deferred loan fees of $1.9 million and $4.7 million, respectively, compared to $3.2 million for the three and six months ended June 30, 2020. These net deferred loan fees are included in interest income. Average securities balances for the three and six months ended June 30, 2021, were up $792,000 or 60.3% and $629,000 or 48.2%, respectively, and the average yield on securities was down 101 basis points and down 29 basis points, respectively, compared to the same periods in 2020. Average interest bearing balances for the three and six months ended June 30, 2021, were up $212.1 million and $309.1 million, respectively, over the same periods in 2020.

Interest expense for the three and six months ended June 30, 2021, decreased by $2.1 million or 29.5% and $7.6 million or 43.9%, respectively, compared to the same periods in 2020, driven mainly by decreases in rates paid on deposits and borrowings as a result of lower market interest rates, partially offset by growth in average balances over prior year. Interest expense for the second quarter of 2021 included an accelerated noncash purchase accounting discount of $650,000 related to the redemption of $5.2 million in trust preferred securities. Growth in average deposit balances also resulted in a decrease in higher cost other borrowings. The average cost of interest-bearing deposits during the three and six months ended June 30, 2021 was 0.24% and 0.26%, respectively, down 20 basis points and 32 basis points, compared to the same periods in 2020. Average interest-bearing deposits for the second quarter of 2021 were up $328.1 million or 7.5% compared to the same period in 2020, while year-to-date average interest-bearing deposits were up $566.9 million or 13.7% compared to the same period in 2020. Average noninterest bearing deposits were up $294.0 million or 16.4% for the three months ended June 30, 2021 when compared to the second quarter of 2020, and for the six months ended June 30, 2021 were up $417.4 million or 26.1% with the same period in 2020. Average deposit balances continued to benefit from the inflows of government stimulus-related deposit funding, including PPP loans originated by Tompkins, the majority of which were deposited into Tompkins checking accounts. Average other borrowings for the three and six months ended June 30, 2021 were down $118.6 million or 30.3% and $176.0 million or 39.5%, respectively, compared to the same periods in 2020, mainly due to decreases in overnight borrowings with the FHLB as a result of deposit growth.

Provision for Credit Losses
The provision for credit losses represents management’s estimate of the amount necessary to maintain the allowance for credit losses ("ACL") at an appropriate level. Provision for credit losses in the second quarter of 2021 was a credit of $3.1 million, compared to a provision expense of $877,000 for the second quarter of 2020. Provision for credit losses for the six months ended June 30, 2021 was a credit of $4.9 million, compared to an expense of $17.6 million for the same period in 2020. The provision for credit losses for the three and six months ended June 30, 2021 included a $353,000 reversal of credit losses and a provision expense of $1.2 million related to off-balance sheet credit exposures compared to provision expense of $1.2 million and $1.7 million, respectively, for the same periods in 2020. The changes compared to prior year were mainly due to adjustments made in the Company's ACL model to reflect improvements in the economic forecasts relied on by management for unemployment and GDP. The section captioned “Financial Condition – The Allowance for Credit Losses” below has further details on the allowance for credit losses and asset quality metrics.

Noninterest Income
Noninterest income was $18.9 million for the second quarter of 2021, which was up 9.8% compared to the second quarter of 2020, and $38.8 million for the first six months of 2021, up 7.5% from the same period prior year. Noninterest income represented 25.6% of total revenue for the second quarter of 2021 and 26.1% for the six months ended June 30, 2021, compared to 23.4% and 24.8%, respectively, for the same periods in 2020.

Insurance commissions and fees, the largest component of noninterest income, were a $8.1 million for the second quarter of 2021, an increase of 11.0% from the same period prior year. The increase in insurance commissions and fees in the second quarter of 2021 over the same period in 2020, was mainly in property and casualty commissions and contingency income. For the first six months of 2021, insurance commissions and fees were up $1.9 million or 12.5% compared to the same period in 2020. The increase in revenues for the six month period ended June 30, 2021 compared to the prior year is mainly due to growth in overall commission revenue and contingency income. In addition, revenues for the prior year were reduced by an increase in reserves for cancellations and policy changes as a result of economic uncertainties related to the COVID-19 pandemic.

Investment services income of $4.7 million in the second quarter of 2021 was up $797,000 or 20.3% compared to the second quarter of 2020. For the first six months of 2021, investment services income was up $1.3 million or 15.6% compared to the same period in 2020. The increase for both the three and six month periods in 2021 was mainly due to an increase in advisory fee income resulting from the growth in assets under management. Investment services income includes trust services, financial planning, wealth management services, and brokerage related services. The fair value of assets managed by, or in custody of, Tompkins was $5.0 billion at June 30, 2021, which included $1.5 billion of Company-owned securities where Tompkins Trust Company is custodian.

Card services income for the three and six months ended June 30, 2021, was up $668,000 or 29.3% and $868,000 or 19.4%, respectively, compared to the same periods in 2020. Debit card income, the largest component of card services income, was up $532,000 or 31.5% compared to the same quarter in the prior year, and up $772,000 or 24.3% from the first six months of 2020. Contributing to the increase from the prior year was an increase in transaction volumes. During the first six months of 2020, transaction volumes were down due to the COVID-19 pandemic, but during the second quarter of 2021 transaction volumes returned to normal levels.

Other income of $1.7 million in the second quarter of 2021 was down $801,000 or 32.5% compared to the same period in 2020. For the first six months of 2021, other income of $3.6 million was down $931,000 or 20.4% compared to the same period in 2020. The decrease from prior year for the three and six months ended June 30, 2021, was mainly due to the gains on sales of residential mortgage loans in the second quarter of 2020 of $691,000 and $867,000 respectively, compared to $153,000 and $582,000 for the same periods in 2021. Higher volume of loans sold and higher premiums paid on loans sold in 2020 were the main drivers for the year-over-year change.

Noninterest Expense
Noninterest expense of $47.4 million for the second quarter of 2021 and $92.0 million for the first six months of 2021, was up 3.9% and 1.1%, respectively, compared to the same periods in 2020.

Expenses associated with compensation and benefits comprise the largest component of noninterest expense, representing 64.5% and 63.9% of total noninterest expense for the three and six months ended June 30, 2021. Salaries and wages expense for the three and six months ended June 30, 2021 increased by $956,000 or 4.1% and $1.1 million or 2.5%, respectively, compared to the same periods in 2020. The increases were mainly due to normal merit adjustments. Employee benefits for the three and six months ended June 30, 2021, increased by $740,000 or 12.6% and $540,000 or 4.7%, respectively, over the same periods in 2020, mainly as a result of higher health care expense.

Other expense categories, not related to compensation and benefits, for the three months ended June 30, 2021 were in line with expenses for the three months ended June 30, 2020, and for the six months ended June 30, 2021 were $646,000 or 1.9% below the same period in 2020. Other expenses for the second quarter of 2021 included a $410,000 net occupancy expense of premises related to the termination of a lease. Marketing expenses for the three and six months ended June 30, 2021 were up $196,000 or 21.0% and down $250,000 or 13.3%, respectively, compared to the same periods in 2020. FDIC expense for the three and six months ended June 30, 2021 were up $150,000 or 30.4% and $401,000 or 40.6%, respectively, when compared to the same periods in 2020, mainly a result of asset growth. Other expense in the second quarter of 2020 also included a loss of $675,000 related to the pending sale of real estate.

Income Tax Expense
The provision for income taxes was $6.5 million for an effective rate of 22.1% for the second quarter of 2021, compared to tax expense of $5.5 million and an effective rate of 20.5% for the same quarter in 2020. For the first six months of 2021, the provision for income taxes was $13.2 million for an effective rate of 21.3% compared to tax expense of $7.4 million and an effective rate of 20.2% for the same period in 2020. The effective rates differ from the U.S. statutory rate primarily due to the effect of tax-exempt income from loans, securities and life insurance assets, and the income tax effects associated with stock based compensation.

FINANCIAL CONDITION

Total assets were $8.0 billion at June 30, 2021, up $366.0 million or 4.8% from December 31, 2020. The increase in total assets over year-end 2020 was mainly due to an increase in securities balances, which increased $538.7 million or 33.1% compared to December 31, 2020. Total loan balances were $5.2 billion at June 30, 2021, down $85.2 million or 1.6% compared to the $5.3 billion reported at year-end 2020. Total cash and cash equivalents were down $97.4 million or 25.1% compared to December 31, 2020. The increase in securities from year-end 2020 was largely due to the investment of excess liquidity into the securities portfolio. Total deposits at June 30, 2021 were up $399.2 million or 6.2% from December 31, 2020. Other borrowings at June 30, 2021 decreased $20.0 million or 7.5% from December 31, 2020, as deposit growth was used to reduce borrowings.

Securities
As of June 30, 2021, the Company’s securities portfolio was $2.2 billion or 27.1% of total assets, compared to $1.6 billion or 21.4% of total assets at year end 2020. The following table details the composition of the securities portfolio.

Available-for-Sale Debt Securities
	June 30, 2021		December 31, 2020
(In thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
U.S. Treasuries	$129,228	$129,091	$0	$0
Obligations of U.S. Government sponsored entities	824,157	823,718	599,652	$607,480
Obligations of U.S. states and political subdivisions	111,269	113,789	126,642	129,746
Mortgage-backed securities - residential, issued by
U.S. Government agencies	113,357	114,422	179,538	182,108
U.S. Government sponsored entities	828,806	830,656	691,562	705,480
U.S. corporate debt securities	2,500	2,413	2,500	2,379
Total available-for-sale debt securities	$2,009,317	$2,014,089	$1,599,894	$1,627,193

Held-to-Maturity Debt Securities
	June 30, 2021		December 31, 2020
(In thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
U.S. Treasuries	$50,856	$51,459	$0	$0
Obligations of U.S. Government sponsored entities	100,992	102,840	0	0
Obligations of U.S. states and political subdivisions	0	0	0	0
Total held-to-maturity debt securities	$151,848	$154,299	$0	$0

As of June 30, 2021, the available-for-sale debt securities portfolio had net unrealized gains of $4.7 million compared to net unrealized gains of $27.3 million at December 31, 2020. The decrease in unrealized gains related to the available-for-sale debt securities portfolio, which reflects the amount that the fair value exceeds amortized cost, was due primarily to decreases in market interest rates during the first six months of 2021. Management’s policy is to purchase investment grade securities that on average have relatively short duration, which helps mitigate interest rate risk and provides sources of liquidity without significant risk to capital.

The Company evaluates available-for-sale debt securities in an unrealized loss position to determine whether the decline in the fair value below the amortized cost basis (impairment) is the result of changes in interest rates or reflects a fundamental change in the credit worthiness of the underlying issuer. Any impairment that is not credit related is recognized in other comprehensive income, net of applicable taxes. Credit-related impairment is recognized as an allowance for credit losses (“ACL”) on the balance sheet, limited to the amount by which the amortized cost basis exceeds the fair value, with a corresponding adjustment to earnings. Both the ACL and the adjustment to net income may be reversed if conditions change.

The Company determined that at June 30, 2021, all impaired available-for-sale debt securities were primarily attributable to changes in interest rates and levels of market liquidity, relative to when the investment securities were purchased, and not due to the credit worthiness of the underlying issuers. In addition, the Company maintains the ability and intent to hold these positions until the recovery of unrealized losses and does not believe that the Company would be required to sell any securities currently in an unrealized loss position. Therefore, the Company carried no ACL at June 30, 2021 and there was no credit loss expense recognized by the Company with respect to the securities portfolio during the three and six months ended June 30, 2021.

Loans and Leases
Loans and leases as of the end of the second quarter and prior year-end period were as follows:

(In thousands)	06/30/2021	12/31/2020
Commercial and industrial
Agriculture	$79,351	$94,489
Commercial and industrial other	755,885	792,987
PPP loans	258,964	291,252
Subtotal commercial and industrial	1,094,200	1,178,728
Commercial real estate
Construction	158,654	163,016
Agriculture	201,863	201,866
Commercial real estate other	2,213,798	2,204,310
Subtotal commercial real estate	2,574,315	2,569,192
Residential real estate
Home equity	187,581	200,827
Mortgages	1,246,450	1,235,160
Subtotal residential real estate	1,434,031	1,435,987
Consumer and other
Indirect	6,497	8,401
Consumer and other	64,371	61,399
Subtotal consumer and other	70,868	69,800
Leases	14,728	14,203
Total loans and leases	5,188,142	5,267,910
Less: unearned income and deferred costs and fees	(13,013)	(7,583)
Total loans and leases, net of unearned income and deferred costs and fees	$5,175,129	$5,260,327

Total loans and leases of $5.2 billion at June 30, 2021 were down $85.2 million or 1.6% from December 31, 2020, mainly in the commercial portfolio and partly due to a net decline in PPP loans. As of June 30, 2021, total loans and leases represented 64.8% of total assets compared to 69.0% of total assets at December 31, 2020. The decrease in total loans as a percentage of total assets reflects a decrease in the pace of loan growth, and growth in the securities portfolio since December 31, 2020.

Residential real estate loans, including home equity loans, were $1.4 billion at June 30, 2021, down $2.0 million or 0.1% compared to December 31, 2020, and comprised 27.7% of total loans and leases at June 30, 2021. Changes in residential loan balances reflect the Company’s decision to retain these loans or sell them in the secondary market due to interest rate considerations. The Company’s Asset/Liability Committee meets regularly and establishes standards for selling and retaining residential real estate mortgage originations.

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

During the first six months of 2021 and 2020, the Company sold residential loans totaling $16.8 million and $15.9 million, respectively, recognizing gains of $582,000 and $867,000, respectively. These residential real estate loans were sold without recourse in accordance with standard secondary market loan sale agreements. When residential mortgage loans are sold, the Company typically retains all servicing rights, which provides the Company with a source of fee income. Mortgage servicing rights totaled $1.0 million at June 30, 2021 and $981,000 at December 31, 2020.

Commercial real estate loans and commercial and industrial loans totaled $2.6 billion and $1.1 billion, respectively, and represented 49.7% and 21.1%, respectively of total loans as of June 30, 2021. The commercial real estate portfolio was up $5.1 million or 0.2% over year-end 2020, while commercial and industrial loans were down $84.5 million or 7.2%. The decrease in commercial and industrial loans over year-end included a net decline of $32.3 million of PPP loans that had been forgiven by the SBA under the terms of the program. As of June 30, 2021, agriculturally-related loans totaled $281.2 million or 5.4% of total loans and leases, compared to $296.4 million or 5.6% of total loans and leases at December 31, 2020. Agriculturally-related loans include loans to dairy farms and crop farms. Agriculturally-related loans are primarily made based on identified cash flows of the borrower with consideration given to underlying collateral, personal guarantees, and government related guarantees. Agriculturally-related loans are generally secured by the assets or property being financed (commercial real estate) or other business assets such as accounts receivable, livestock, equipment or commodities/crops (commercial).

The Company has adopted comprehensive lending policies, underwriting standards and loan review procedures. Management reviews these policies and procedures on a regular basis. The Company discussed its lending policies and underwriting guidelines for its various lending portfolios in Note 3 – “Loans and Leases” in the Notes to Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. There have been no significant changes in these policies and guidelines since the date of that report. Therefore, both new originations as well as those balances held at December 31, 2020, reflect these policies and guidelines. The Company’s Board of Directors approves the lending policies at least annually. The Company recognizes that exceptions to policy guidelines may occasionally occur and has established procedures for approving exceptions to these policy guidelines. Management has also implemented reporting systems to monitor loan originations, loan quality, concentrations of credit, loan delinquencies and nonperforming loans and potential problem loans.

The Company's loan and lease customers are located primarily in the New York and Pennsylvania communities served by its four subsidiary banks. Although operating in numerous communities in New York State and Pennsylvania, the Company is still dependent on the general economic conditions of these states and the local economic conditions of the communities within those states in which the Company does business. The suspension of business activities in our market area related to the COVID-19 pandemic has led to a significant increase in unemployment rates as compared to pre-pandemic levels and has had a negative effect on our customers. Although New York and Pennsylvania unemployment rates have improved since their peak in the second quarter of 2020, there continues to be a great deal of uncertainty regarding how long those conditions will continue to exist and whether increased restrictions will cause a further increase in unemployment rates or other worsening of economic conditions. As a result, the economic consequences of the pandemic on our market area generally and on the Company in particular continue to be difficult to quantify.

The Allowance for Credit Losses

The below tables represents the allowance for credit losses as of June 30, 2021 and December 31, 2020. The tables provide, as of the dates indicated, an allocation of the allowance for credit losses for inherent loan losses by type. The allocation is neither indicative of the specific amounts or the loan categories in which future charge-offs may occur, nor is it an indicator of future loss trends. The allocation of the allowance for credit losses to each category does not restrict the use of the allowance to absorb losses in any category.

(In thousands)	6/30/2021	12/31/2020
Allowance for credit losses
Commercial and industrial	$7,113	$9,239
Commercial real estate	29,201	30,546
Residential real estate	9,534	10,257
Consumer and other	1,590	1,562
Finance leases	67	65
Total	$47,505	$51,669

As of June 30, 2021, the total allowance for credit losses was $47.5 million, down $4.2 million or 8.1% compared to December 31, 2020. The ACL as a percentage of total loans measured 0.92% at June 30, 2021, compared to 0.98% at December 31, 2020.

The decrease in the ACL from year-end 2020 reflects lower estimated reserves driven primarily by improvements in forecasts for unemployment and the gross domestic product used in the model relied upon by management. The decrease in the ACL resulting from the improved forecast during the second quarter of 2021, was partially offset by increases in reserves for specific loans within the hospitality and certain other industries that have an elevated level of risk due to the adverse economic impact of the COVID-19 pandemic. Although we have seen improved occupancy rates in the hospitality industry in recent months, we continue to closely monitor this industry. Further, although we continue to see a decrease in amount of loans in the deferral program; compared to the first quarter of 2021, as loans returned to repayment status and the delinquency rate for customers who returned to repayment status remained low as of June 30, 2021, at 0.87%, we continue to have qualitative reserves related to loans that remain in the Company's payment deferral program implemented in response to the COVID-19 pandemic. The qualitative reserves were added to all portfolio segments, with the majority in commercial real estate, followed by commercial and residential real estate. The Company had net recoveries of $1.1 million in the first six months of 2021, compared to net charge-offs of $1.2 million for the same period in 2020.

The ratio of ACL to total loans is also impacted by the inclusion of PPP loans in our loan portfolio. Since PPP loans are guaranteed by the SBA, there are no reserves allocated to these loans. Excluding PPP loans from total loans results in an ACL to total loan ratio of 0.97% at June 30, 2021, down from 1.04% at December 31, 2020.

Asset quality measures at June 30, 2021 were generally in line with December 31, 2020. Loans internally-classified Special Mention or Substandard were down $18.6 million or 9.8% compared to December 31, 2020. Nonperforming loans and leases were up $8.0 million or 17.5% from year end 2020 and represented 1.04% of total loans at June 30, 2021 compared to 0.87% at December 31, 2020. The decrease in Special Mention or Substandard loans and the increase in nonperforming loans and leases compared to prior year-end was mainly related to one commercial real estate relationship totaling $9.1 million, which was previously reported as Substandard. The allowance for credit losses covered 88.31% of nonperforming loans and leases as of June 30, 2021, compared to 112.87% at December 31, 2020.

Analysis of the Allowance for Credit Losses
(In thousands)	6/30/2021	6/30/2020
Average loans outstanding during period	$5,280,914	$5,095,414
Allowance at beginning of year, prior to adoption of ASU 2016-13	51,669	39,892
Impact of adopting ASU 2016-13	0	(2,534)
Balance of allowance at beginning of year	51,669	43,410
LOANS CHARGED-OFF:
Commercial and industrial	118	1
Commercial real estate	0	1,305
Residential real estate	46	3
Consumer and other	152	264
Finance leases	0	0
Total loans charged-off	$316	$1,573
RECOVERIES OF LOANS PREVIOUSLY CHARGED-OFF:
Commercial and industrial	101	37
Commercial real estate	1,039	30
Residential real estate	158	163
Consumer and other	82	121
Finance Leases	0	0
Total loans recovered	$1,380	$351
Net loans (recovered) charged-off	(1,064)	1,222
Provision (credit) for credit losses related to loans	(5,228)	15,946
Balance of allowance at end of period	$47,505	$52,082
Allowance for credit losses as a percentage of total loans and leases	0.92%	0.96%
Annualized net (recoveries) charge-offs on loans to average total loans and leases during the period	(0.01)%	0.05%

Analysis of Off-Balance Sheet Reserves
(In thousands)	6/30/2021	6/30/2020
Liabilities for off-balance sheet credit exposures at beginning of period	$1,920	$477
Impact of Adopting ASU 2016-13	0	381
Provision for credit losses related to off-balance sheet credit exposures	327	1,690
Liabilities for off-balance sheet credit exposures at end of period	$2,247	$2,548

Net loan and lease recoveries for the six months ended June 30, 2021 were $1.1 million compared to net charge-offs of $1.2 million for the same period in 2020. The first quarter of 2020 included a write-down on one credit in the commercial real estate portfolio for $1.2 million. Annualized net recoveries as a percentage of average loans and leases were (0.01)% at June 30, 2021, compared to annualized net charge-offs of 0.05% at June 30, 2020.

The provision for credit losses was a credit of $3.1 million for the three months ended June 30, 2021, compared to an expense of $877,000 for the same period in 2020. For the six month period ended June 30, 2021, the provision for credit losses was a credit of $4.9 million compared to provision expense of $17.6 million. The provision for credit losses for the three and six months ended June 30, 2021 included a $353,000 reversal of credit losses and a provision expense of $1.2 million related to off-balance sheet credit exposures compared to provision expense of $1.2 million and $1.7 million, respectively, for the same periods in 2020.

The provision expense for credit losses is based upon the Company's quarterly evaluation of the appropriateness of the allowance for credit losses. The larger than normal provision expense of $17.6 million for the six months ended June 30, 2020 was mainly a result of the economic forecasts and other model assumptions impacted by the COVID-19 pandemic. The provision credit of $3.1 million for the first six months of June 30, 2021 reflects lower estimated reserves driven by improvements in forecasts for unemployment and the gross domestic product used in our model, partially offset by increases in qualitative reserves for loans within the hospitality and certain other industries that may have an elevated level of risk due to the adverse economic impact of the COVID-19 pandemic, as well as loans that remain in the Company's payment deferral program implemented in response to the COVID-19 pandemic.

Analysis of Past Due and Nonperforming Loans
(In thousands)	6/30/2021	12/31/2020	6/30/2020
Loans 90 days past due and accruing
Total loans 90 days past due and accruing	$0	$0	$0
Nonaccrual loans
Commercial and industrial	$708	$1,775	$2,014
Commercial real estate	35,401	23,627	9,217
Residential real estate	11,556	13,145	11,555
Consumer and other	354	429	397
Total nonaccrual loans	$48,019	$38,976	$23,183
Troubled debt restructurings not included above	5,776	6,803	6,988
Total nonperforming loans and leases	$53,795	$45,779	$30,171
Other real estate owned	88	88	274
Total nonperforming assets	$53,883	$45,867	$30,445
Allowance as a percentage of nonperforming loans and leases	88.31%	112.87%	172.62%
Total nonperforming loans and leases as percentage of total loans and leases	1.04%	0.87%	0.56%
Total nonperforming assets as percentage of total assets	0.67%	0.60%	0.40%

Nonperforming assets include nonaccrual loans, TDRs, and foreclosed real estate/other real estate owned. Total nonperforming assets of $53.9 million at June 30, 2021 were up $8.0 million or 17.5% compared to December 31, 2020, and up $23.4 million or 77.0% compared to June 30, 2020. The increase in nonperforming assets from June 30, 2020, was mainly in the commercial real estate portfolio, as a result of unfavorable economic conditions related to the COVID-19 pandemic. In the second quarter of 2021, one commercial real estate relationship in the hospitality industry totaling $9.1 million was moved into nonaccrual. The loan had previously been reported as a performing Substandard loan. Nonperforming assets represented 0.67% of total assets at June 30, 2021, up from 0.60% at December 31, 2020, and 0.40% at June 30, 2020. The Company’s ratio of nonperforming assets to total assets is in line with our peer group’s most recent ratio of 0.61% at March 31, 2021.

Loans are considered modified in a TDR when, due to a borrower’s financial difficulties, the Company makes a concession(s) to the borrower that it would not otherwise consider and the borrower could not obtain elsewhere. These modifications may include, among others, an extension of the term of the loan, and granting a period when interest-only payments can be made, with the principal payments made over the remaining term of the loan or at maturity. TDRs are included in the above table within the following categories: “loans 90 days past due and accruing”, “nonaccrual loans”, or “troubled debt restructurings not included above”. Loans in the latter category include loans that meet the definition of a TDR but are performing in accordance with the modified terms and therefore classified as accruing loans. At June 30, 2021, the Company had $7.3 million in TDRs, and of that total $1.5 million was reported as nonaccrual and $5.8 million was considered performing and included in the table above. The provisions of the CARES Act guidance issued by Federal banking regulators provided guidance and clarification related to modifications and deferral programs to assist borrowers who are negatively impacted by the COVID-19 national emergency. The guidance and clarifications detail certain provisions whereby banks are permitted to make deferrals and modifications to the terms of a loan which would not require the loan to be reported as a TDR. In accordance with the CARES Act and the interagency guidance, the Company elected to adopt the provisions to not report qualified loan modifications as TDRs.

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

The ratio of the allowance to nonperforming loans and leases (loans past due 90 days and accruing, nonaccrual loans and restructured troubled debt) was 88.31% at June 30, 2021, compared to 112.87% at December 31, 2020, and 172.62% at June 30, 2020. The Company’s nonperforming loans and leases are mostly made up of individually evaluated loans with limited exposure or loans that require limited specific reserves due to the level of collateral available with respect to these loans and/or previous charge-offs.

The Company, through its internal loan review function, identified 22 commercial relationships from the loan portfolio totaling $25.0 million at June 30, 2021, that were potential problem loans. At December 31, 2020, the Company had identified 35 relationships totaling $40.8 million that were potential problem loans. Of the 22 relationships at June 30, 2021, that were Substandard, there were 8 relationships that equaled or exceeded $1.0 million, which in aggregate totaled $21.8 million, the largest of which was $11.8 million. The Company continues to monitor these potential problem relationships; however, management cannot predict the extent to which continued weak economic conditions or other factors may further impact borrowers. These loans remain in a performing status due to a variety of factors, including payment history, the value of collateral supporting the credits, and personal or government guarantees. These factors, when considered in the aggregate, give management reason to believe that the current risk exposure on these loans does not warrant accounting for these loans as nonperforming. However, these loans do exhibit certain risk factors, which have the potential to cause them to become nonperforming. Accordingly, management's attention is focused on these credits, which are reviewed on at least a quarterly basis.

Capital
Total equity was $728.3 million at June 30, 2021, an increase of $10.6 million or 1.5% from December 31, 2020. The increase reflects growth in retained earnings; partially offset by an increase in accumulated other comprehensive losses and a decline in additional paid-in capital.

Additional paid-in capital decreased by $6.1 million, from $334.0 million at December 31, 2020, to $327.9 million at June 30, 2021. The decrease was primarily attributable to an $8.0 million aggregate purchase price related to the Company's repurchase and retirement of 101,535 shares of its common stock during the first six months of 2021 pursuant to its publicly announced stock repurchase plan, $504,000 related to the exercise of stock options and $54,000 related to director deferred compensation. This was partially offset by $2.4 million attributed to stock-based compensation.

Retained earnings increased by $32.4 million or 7.7% from $418.4 million at December 31, 2020, to $450.8 million at June 30, 2021, mainly reflecting net income of $48.5 million for the year-to-date period, less dividends paid of $16.1 million.

Accumulated other comprehensive loss increased from a net loss of $32.1 million at December 31, 2020, to a net loss of $47.9 million at June 30, 2021, reflecting a $17.0 million decrease in unrealized gains on available-for-sale debt securities mainly due to changes in market rates and a $1.2 million decrease related to post-retirement benefit plans.

Cash dividends paid in the first six months of 2021 totaled approximately $16.1 million or $1.08 per common share, representing 33.2% of year to date 2021 earnings through June 30, 2021, compared to cash dividends of $15.5 million or $1.04 per common share paid in the first six months of 2020. Cash dividends per share during the first six months of 2021 were up 3.8% over the same period in 2020.

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

The following table provides a summary of the Company’s capital ratios as of June 30, 2021:

Regulatory Capital Analysis
June 30, 2021	Actual		Minimum Capital Required - Basel III Fully Phased-In		Well Capitalized Requirement
(dollar amounts in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk weighted assets)	$739,527	14.62%	$531,012	10.50%	$505,726	10.00%
Tier 1 Capital (to risk weighted assets)	$688,952	13.62%	$429,867	8.50%	$404,581	8.00%
Tier 1 Common Equity (to risk weighted assets)	$680,153	13.45%	$354,008	7.00%	$328,722	6.50%
Tier 1 Capital (to average assets)	$688,952	8.79%	$313,555	4.00%	$391,943	5.00%

As of June 30, 2021, the Company’s capital ratios exceeded the minimum required capital ratios plus the fully phased-in capital conservation buffer, and the minimum required capital ratios for well capitalized institutions. The capital levels required to be considered well capitalized, presented in the above table, are based upon prompt corrective action regulations, as amended to reflect the changes under Basel III Capital Rules.

Total capital as a percent of risk weighted assets increased to 14.6% at June 30, 2021, compared with 14.4% as of December 31, 2020. Tier 1 capital as a percent of risk weighted assets increased from 13.3% at the end of 2020 to 13.6% as of June 30, 2021. Tier 1 capital as a percent of average assets was 8.8% at June 30, 2021, unchanged from December 31, 2020. Common equity Tier 1 capital was 13.5% at the end of the second quarter of 2021, up from 13.3% at the end of 2020.

As of June 30, 2021, the capital ratios for the Company’s subsidiary banks also exceeded the minimum required capital ratios for well capitalized institutions, plus the fully phased-in capital conservation buffer.

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

Deposits and Other Liabilities
Total deposits of $6.8 billion at June 30, 2021 were up $399.2 million or 6.2% from December 31, 2020. The increase from year-end 2020 was primarily in checking, money market and savings balances, which collectively were up $254.1 million or 6.8%. The majority of the increase was in money market deposit balances and reflects growth in municipal, non-personal and personal deposits, partially offset by the repayment of $200 million of brokered deposits that matured during the quarter. Noninterest bearing deposits were up $181.2 million or 9.4% and time deposits declined $36.1 million or 4.8%, respectively from year-end 2020. Deposit balances have benefited from PPP loan originations and government stimulus payments. The majority of the Company's PPP loan originations were deposited in Tompkins checking accounts.

The most significant source of funding for the Company is core deposits. The Company defines core deposits as total deposits less time deposits of $250,000 or more, brokered deposits, municipal money market deposits, and reciprocal deposit relationships with municipalities. Core deposits grew by $570.3 million or 11.1% from year-end 2020, to $5.7 billion at June 30, 2021. Core deposits represented 83.7% of total deposits at June 30, 2021, compared to 80.1% of total deposits at December 31, 2020.

The Company uses both retail and wholesale repurchase agreements. Retail repurchase agreements are arrangements with local customers of the Company, in which the Company agrees to sell securities to the customer with an agreement to repurchase those securities at a specified later date. Retail repurchase agreements totaled $52.1 million at June 30, 2021, and $65.8 million at December 31, 2020. Management generally views retail repurchase agreements as an alternative to large time deposits.

The Company’s other borrowings totaled $245.0 million at June 30, 2021, down $20.0 million or 7.5% from $265.0 million at December 31, 2020. The decrease in borrowings was due to the seasonal growth in public deposits and core deposit growth from year-end. Borrowings at June 30, 2021 included $245.0 million of FHLB term advances. Borrowings at year-end 2020 included $265.0 million of FHLB term advances. Of the $245.0 million in FHLB term advances at June 30, 2021, $175.0 million was due in over one year.

Liquidity
As of June 30, 2021, the Company had not experienced any significant impact to our liquidity or funding capabilities as a result of the COVID-19 pandemic. The Company is participating as a lender in the PPP under the CARES Act. The Federal Reserve Bank has provided a lending facility that may be used by banks to obtain funding specifically for PPP loans. PPP loans would be pledged as collateral on any of the Bank's borrowings under the Federal Reserve Bank's PPP lending facility. The Company has a long-standing liquidity plan in place that is designed to ensure that appropriate liquidity resources are available to fund the balance sheet, and as of June 30, 2021 had not accessed the Federal Reserve's PPP lending facility. Additionally, given the uncertainties related to the impact of the COVID-19 crisis on liquidity, the Company has confirmed the availability of funds at the FHLB of NY and FHLB of Pittsburgh, completed actions required to activate participation in the Federal Reserve Bank PPP lending facility, and confirmed availability of Federal Fund lines with correspondent bank partners.

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

Core deposits, discussed above under “Deposits and Other Liabilities”, are a primary and low cost funding source obtained primarily through the Company’s branch network. In addition to core deposits, the Company uses non-core funding sources to support asset growth. These non-core funding sources include time deposits of $250,000 or more, brokered time deposits, municipal money market deposits, reciprocal deposits, bank borrowings, securities sold under agreements to repurchase and overnight and term advances from the FHLB. Rates and terms are the primary determinants of the mix of these funding sources. Non-core funding sources of $1.4 billion at June 30, 2021 decreased $204.8 million or 12.7% as compared to year-end 2020. The decrease was driven mainly by the repayment of $200.0 million of brokered time deposits that matured during the quarter. Non-core funding sources, as a percentage of total liabilities, were 19.4% at June 30, 2021, compared to 23.4% at December 31, 2020.

Non-core funding sources may require securities to be pledged against the underlying liability. Securities held at fair value were $1.4 billion at June 30, 2021 and $1.2 billion at December 31, 2020, and were either pledged or sold under agreements to repurchase. Pledged securities represented 62.5% of total securities at June 30, 2021, compared to 75.3% of total securities at December 31, 2020.

Cash and cash equivalents totaled $291.0 million as of June 30, 2021 which decreased from $388.5 million at December 31, 2020. The decrease in cash from year-end was mainly due to the purchase of higher-yielding securities, which totaled $568.0 million at June 30, 2021. Short-term investments, consisting of securities due in one year or less, increased from $55.0 million at December 31, 2020, to $58.7 million on June 30, 2021.

Cash flow from the loan and investment portfolios provides a significant source of liquidity. These assets may have stated maturities in excess of one year, but have monthly principal reductions. Total mortgage-backed securities, at fair value, were $945.1 million at June 30, 2021 compared with $887.6 million at December 31, 2020. Outstanding principal balances of residential mortgage loans, consumer loans, and leases totaled approximately $1.5 billion at June 30, 2021, flat compared with year-end 2020. Aggregate amortization from monthly payments on these assets provides significant additional cash flow to the Company.

The Company's liquidity is enhanced by ready access to national and regional wholesale funding sources including Federal funds purchased, repurchase agreements, brokered certificates of deposit, and FHLB advances. Through its subsidiary banks, the Company has borrowing relationships with the FHLB and correspondent banks, which provide secured and unsecured borrowing capacity. At June 30, 2021, the unused borrowing capacity on established lines with the FHLB was $2.2 billion.

As members of the FHLB, the Company’s subsidiary banks can use certain unencumbered mortgage-related assets and securities to secure additional borrowings from the FHLB. At June 30, 2021, total unencumbered residential mortgage loans and securities were $1.6 billion. Additional assets may also qualify as collateral for FHLB advances upon approval of the FHLB.

Newly Adopted Accounting Standards

ASU No 2019-12, "Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes.” ASU 2019-12 removes certain exceptions to the general principles in Topic 740 in Generally Accepted Accounting Principles. ASU 2019-12 became effective for the Company on January 1, 2021, and did not have a significant impact on our consolidated financial statements.

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

The Company’s Board of Directors has set a policy that interest rate risk exposure will remain within a range whereby net interest income will not decline by more than 10% in one year as a result of a 100 basis point parallel change in rates. Based upon the simulation analysis performed as of May 31, 2021, a 200 basis point parallel upward change in interest rates over a one-year time frame would result in a one-year decrease in net interest income from the base case of approximately 3.8%, while a 100 basis point parallel decline in interest rates over a one-year period would result in a decrease in one-year net interest income from the base case of 1.9%. The simulation assumes no balance sheet growth and no management action to address balance sheet mismatches.

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

The down 100 basis point scenario decreases net interest income slightly in the first year as a result of the Company's assets repricing downward to a greater degree than the rates on the Company's interest bearing liabilities, mainly deposits and overnight borrowings. Rates on savings and money market accounts have moved down and are at or near historically low levels allowing little interest expense relief in the first year of a declining rate scenario. In addition, the model assumes that prepayments accelerate in the down interest rate environment resulting in additional pressure on asset yields as proceeds are reinvested at lower rates.

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

In addition to the simulation analysis, management uses an interest rate gap measure. The table below is a Condensed Static Gap Report, which illustrates the anticipated repricing intervals of assets and liabilities as of June 30, 2021. The Company’s one-year net interest rate gap was a negative $229.7 million or 2.88% of total assets at June 30, 2021, compared with a positive $58.9 million or 0.77% of total assets at December 31, 2020. A negative gap position exists when the amount of interest-bearing liabilities maturing or repricing exceeds the amount of interest-earning assets maturing or repricing within a particular time period. This analysis suggests that the Company’s net interest income is more vulnerable to an increasing rate environment than it is to a prolonged declining interest rate environment. An interest rate gap measure could be significantly affected by external factors such as a rise or decline in interest rates, loan or securities prepayments, and deposit withdrawals.

Condensed Static Gap - June 30, 2021			Repricing Interval
(In thousands)	Total	0-3 months	3-6 months	6-12 months	Cumulative 12 months

Interest-earning assets[1]	$7,472,149	$1,283,204	$460,133	$862,077	$2,605,414
Interest-bearing liabilities	7,142,934	2,301,103	205,116	328,878	2,835,097
Net gap position		$(1,017,899)	$255,017	$533,199	$(229,683)
Net gap position as a percentage of total assets		(12.74)%	3.19%	6.67%	(2.88)%
 1 Balances of available securities are shown at amortized cost

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2021.

Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this Report on Form 10-Q, the Company's disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting
There were no changes in the Company's internal control over financial reporting that occurred during the quarter ended June 30, 2021, that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings
The Company is subject to various claims and legal actions that arise in the ordinary course of conducting business. As of June 30, 2021, management, after consultation with legal counsel, does not anticipate that the aggregate ultimate liability arising out of litigation pending or threatened against the Company or its subsidiaries will be material to the Company's consolidated financial position. On at least a quarterly basis, the Company assesses its liabilities and contingencies in connection with such legal proceedings. Although the Company does not believe that the outcome of pending litigation will be material to the Company's consolidated financial position, it cannot rule out the possibility that such outcomes will be material to the consolidated results of operations for a particular reporting period in the future.

Item 1A. Risk Factors

There have been no material changes in the risk factors previously disclosed under Item 1A. of the Company’s Annual Report on Form 10-K, for the fiscal year ended December 31, 2020.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
	(a)	(b)	(c)	(d)
April 1, 2021 through April 30, 2021	3,796	$78.83	2,536	248,243
May 1, 2021 through May 31, 2021	25,845	81.31	25,297	222,946
June 1, 2021 through June 30, 2021	52,171	80.92	52,171	170,775
Total	81,812	$80.95	80,004	170,775

Included in the table above are 1,260 shares purchased in April 2021, at an average cost of $80.83, and 548 shares purchased in May 2021, at an average cost of $83.25, by the trustee of the rabbi trust established by the Company under the Company’s Stock Retainer Plan For Eligible Directors of Tompkins Financial Corporation and Participating Subsidiaries, which were part of the director deferred compensation under that plan.

On January 30, 2020, the Company’s Board of Directors authorized a share repurchase plan (the “2020 Repurchase Plan”) for the repurchase of up to 400,000 shares of the Company’s common stock over the 24 months following adoption of the plan. Shares may be repurchased from time to time under the 2020 Repurchase Plan in open market transactions at prevailing market prices, in privately negotiated transactions, or by other means in accordance with federal securities laws, and the repurchase program may be suspended, modified or terminated by the Board of Directors at any time for any reason. Under the 2020 Repurchase Plan, the Company had repurchased 229,225 shares through June 30, 2021, at an average cost of $75.06.

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
** Attached as Exhibit 101 to this report are the following formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Condition as of June 30, 2021 and December 31, 2020; (ii) Consolidated Statements of Income for the three and six months ended June 30, 2021 and 2020; (iii) Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2021 and 2020; (iv) Consolidated Statements of Cash Flows for the six months ended June 30, 2021 and 2020; (v) Consolidated Statements of Changes in Shareholders' Equity for the three and six months ended June 30, 2021 and 2020; and (vi Notes to Unaudited Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 09, 2021

TOMPKINS FINANCIAL CORPORATION

By:	/s/ Stephen S. Romaine
Stephen S. Romaine
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Francis M. Fetsko
Francis M. Fetsko
Executive Vice President, Chief Financial Officer, and Chief Operating Officer
(Principal Financial Officer)
(Principal Accounting Officer)