Form 10-Q
period 2021-09-30
TOMPKINS FINANCIAL CORP
filed 2021-11-08
CIK 1005817

United States
Securities and Exchange Commission
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

Indicate the number of shares of the Registrant's Common Stock outstanding as of the latest practicable date: 14,659,195 shares as of 11/2/2021.

TOMPKINS FINANCIAL CORPORATION

FORM 10-Q

Item 1. Financial Statements

TOMPKINS FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CONDITION

(In thousands, except share and per share data)	As of	As of
ASSETS	9/30/2021	12/31/2020
	(unaudited)	(audited)
Cash and noninterest bearing balances due from banks	$22,441	$21,245
Interest bearing balances due from banks	311,046	367,217
Cash and Cash Equivalents	333,487	388,462

Available-for-sale debt securities, at fair value (amortized cost of $2,072,498 at September 30, 2021 and $1,599,894 at December 31, 2020)	2,066,927	1,627,193
Held-to-maturity securities, at amortized cost (fair value of $268,283 at September 30, 2021 and $0 December 31, 2020)	269,268	0
Equity securities, at fair value (amortized cost $910 at September 30, 2021 and $929 at December 31, 2020)	910	929
Total loans and leases, net of unearned income and deferred costs and fees	5,096,778	5,260,327
Less: Allowance for credit losses	46,259	51,669
Net Loans and Leases	5,050,519	5,208,658

Federal Home Loan Bank and other stock	10,366	16,382
Bank premises and equipment, net	85,955	88,709
Corporate owned life insurance	86,094	84,736
Goodwill	92,447	92,447
Other intangible assets, net	3,989	4,905
Accrued interest and other assets	113,148	109,750
Total Assets	$8,113,110	$7,622,171
LIABILITIES
Deposits:
Interest bearing:
Checking, savings and money market	4,211,732	3,761,933
Time	675,499	746,234
Noninterest bearing	2,203,667	1,929,585
Total Deposits	7,090,898	6,437,752

Federal funds purchased and securities sold under agreements to repurchase	72,490	65,845
Other borrowings	110,000	265,000
Trust preferred debentures	0	13,220
Other liabilities	117,365	122,665
Total Liabilities	$7,390,753	$6,904,482
EQUITY
Tompkins Financial Corporation shareholders' equity:
Common Stock - par value $0.10 per share: Authorized 25,000,000 shares; Issued: 14,695,105 at September 30, 2021; and 14,964,389 at December 31, 2020	1,470	1,496
Additional paid-in capital	315,957	333,976
Retained earnings	464,152	418,413
Accumulated other comprehensive loss	(55,094)	(32,074)
Treasury stock, at cost – 122,824 shares at September 30, 2021, and 124,849 shares at December 31, 2020	(5,634)	(5,534)
Total Tompkins Financial Corporation Shareholders’ Equity	720,851	716,277

Noncontrolling interests	1,506	1,412
Total Equity	$722,357	$717,689
Total Liabilities and Equity	$8,113,110	$7,622,171

See notes to unaudited consolidated financial statements.

TOMPKINS FINANCIAL CORPORATION
 CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Nine Months Ended
(In thousands, except per share data) (Unaudited)	9/30/2021	9/30/2020	9/30/2021	9/30/2020
INTEREST AND DIVIDEND INCOME
Loans	$53,738	$57,892	$161,598	$169,639
Due from banks	136	83	266	90
Available-for-sale debt securities	6,312	6,035	17,188	20,101
Held-to-maturity securities	732	0	1,044	0
Federal Home Loan Bank and other stock	196	306	608	1,130
Total Interest and Dividend Income	61,114	64,316	180,704	190,960
INTEREST EXPENSE
Time certificates of deposits of $250,000 or more	518	755	1,724	2,458
Other deposits	2,088	3,450	6,835	13,723
Federal funds purchased and securities sold under agreements to repurchase	17	19	48	76
Trust preferred debentures	1,237	216	2,233	758
Other borrowings	1,156	1,623	3,883	6,357
Total Interest Expense	5,016	6,063	14,723	23,372
Net Interest Income	56,098	58,253	165,981	167,588
Less: (Credit) provision for credit loss expense	(1,232)	(218)	(6,133)	17,418
Net Interest Income After Provision for Credit Loss Expense	57,330	58,471	172,114	150,170
NONINTEREST INCOME
Insurance commissions and fees	9,833	8,916	27,053	24,216
Investment services income	4,957	4,292	14,347	12,414
Service charges on deposit accounts	1,638	1,444	4,579	4,675
Card services income	2,717	2,419	8,051	6,885
Other income	1,769	1,818	5,408	6,388
Net (loss) gain on securities transactions	(60)	(2)	257	446
Total Noninterest Income	20,854	18,887	59,695	55,024
NONINTEREST EXPENSE
Salaries and wages	24,825	23,951	71,477	69,482
Other employee benefits	5,777	6,690	17,887	18,260
Net occupancy expense of premises	3,019	3,162	10,042	9,530
Furniture and fixture expense	2,066	1,886	6,220	5,759
Amortization of intangible assets	329	371	988	1,120
Other operating expense	14,164	10,706	35,519	33,553
Total Noninterest Expenses	50,180	46,766	142,133	137,704
Income Before Income Tax Expense	28,004	30,592	89,676	67,490
Income Tax Expense	6,630	6,330	19,781	13,779
Net Income Attributable to Noncontrolling Interests and Tompkins Financial Corporation	21,374	24,262	69,895	53,711
Less: Net Income Attributable to Noncontrolling Interests	32	32	96	101
Net Income Attributable to Tompkins Financial Corporation	$21,342	$24,230	$69,799	$53,610
Basic Earnings Per Share	$1.46	$1.63	$4.74	$3.60
Diluted Earnings Per Share	$1.45	$1.63	$4.72	$3.59

See notes to unaudited consolidated financial statements.

TOMPKINS FINANCIAL CORPORATION
 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended
(In thousands) (Unaudited)	9/30/2021	9/30/2020
Net income attributable to noncontrolling interests and Tompkins Financial Corporation	$21,374	$24,262
Other comprehensive (loss) income, net of tax:

Available-for-sale debt securities:
Change in net unrealized loss during the period	(7,852)	(3,303)
Reclassification adjustment for net realized loss on sale of available-for-sale debt securities included in net income	41	0

Employee benefit plans:
Amortization of net retirement plan actuarial loss	557	447
Amortization of net retirement plan prior service cost	42	40

Other comprehensive (loss) income	(7,212)	(2,816)

Subtotal comprehensive income attributable to noncontrolling interests and Tompkins Financial Corporation	14,162	21,446
Less: Net income attributable to noncontrolling interests	(32)	(32)
Total comprehensive income attributable to Tompkins Financial Corporation	$14,130	$21,414

	Nine Months Ended
(In thousands) (Unaudited)	9/30/2021	9/30/2020
Net income attributable to noncontrolling interests and Tompkins Financial Corporation	$69,895	$53,711
Other comprehensive income, net of tax:

Available-for-sale debt securities:
Change in net unrealized gain/(loss) during the period	(24,609)	18,563
Reclassification adjustment for net realized gain on sale of available-for-sale debt securities included in net income	(208)	(324)

Employee benefit plans:
Amortization of net retirement plan actuarial loss	1,671	1,340
Amortization of net retirement plan prior service cost	126	121

Other comprehensive (loss) income	(23,020)	19,700

Subtotal comprehensive income attributable to noncontrolling interests and Tompkins Financial Corporation	46,875	73,411
Less: Net income attributable to noncontrolling interests	(96)	(101)
Total comprehensive income attributable to Tompkins Financial Corporation	$46,779	$73,310

See notes to unaudited consolidated financial statements.

TOMPKINS FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
(In thousands) (Unaudited)	9/30/2021	9/30/2020
OPERATING ACTIVITIES
Net income attributable to Tompkins Financial Corporation	$69,799	$53,610
Adjustments to reconcile net income to net cash provided by operating activities:
(Credit) provision for credit loss expense	(6,133)	17,418
Depreciation and amortization of premises, equipment, and software	7,696	7,654
Amortization of intangible assets	988	1,120
Earnings from corporate owned life insurance	(1,478)	(1,617)
Net amortization on securities	9,360	7,233
Amortization/accretion related to purchase accounting	1,187	(743)
Net gain on securities transactions	(257)	(446)
Penalties on prepayment of FHLB borrowings	2,929	0
Net gain on sale of loans originated for sale	(878)	(1,245)
Proceeds from sale of loans originated for sale	28,623	36,568
Loans originated for sale	(23,378)	(38,484)
Net loss (gain) on sale of bank premises and equipment	11	(3)
Net excess tax benefit from stock based compensation	346	118
Stock-based compensation expense	3,845	3,372
Decrease (increase) in accrued interest receivable	8,675	(18,919)
Decrease in accrued interest payable	(827)	(785)
Other, net	(9,154)	(3,535)
Net Cash Provided by Operating Activities	91,354	61,316
INVESTING ACTIVITIES
Proceeds from maturities, calls and principal paydowns of available-for-sale debt securities	377,593	405,886
Proceeds from sales of available-for-sale debt securities	142,679	42,333
Purchases of available-for-sale debt securities	(1,002,004)	(799,039)
Purchases of held-to-maturity securities	(269,225)	0
Net decrease (increase) in loans	160,532	(478,455)
Proceeds from sale/redemptions of Federal Home Loan Bank stock	9,182	41,169
Purchases of Federal Home Loan Bank and other stock	(3,166)	(25,393)
Proceeds from sale of bank premises and equipment	63	4
Purchases of bank premises, equipment and software	(3,315)	(2,894)
Redemption of corporate owned life insurance	169	446
Other, net	124	398
Net Cash Used in Investing Activities	(587,368)	(815,545)
FINANCING ACTIVITIES
Net increase in demand, money market, and savings deposits	723,881	1,356,930
Net (decrease) increase in time deposits	(70,358)	31,856
Net decrease in Federal funds purchased and securities sold under agreements to repurchase	6,645	3,227
Increase in other borrowings	0	74,583
Repayment of other borrowings	(157,929)	(447,683)
Redemption of trust preferred debentures	(15,150)	0
Cash dividends	(24,060)	(23,296)
Repurchase of common stock	(21,177)	(5,620)
Shares issued for dividend reinvestment plan	2	1,529
Net shares issued related to restricted stock awards	(122)	(292)
Net proceeds from exercise of stock options	(693)	(248)
Net Cash Provided by Financing Activities	441,039	990,986
Net (Decrease) Increase in Cash and Cash Equivalents	(54,975)	236,757
Cash and cash equivalents at beginning of period	388,462	137,982
Total Cash and Cash Equivalents at End of Period	$333,487	$374,739

See notes to unaudited consolidated financial statements.

TOMPKINS FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
(In thousands) (Unaudited)	9/30/2021	9/30/2020
Supplemental Information:
Cash paid during the year for - Interest	$15,935	$24,626
Cash paid during the year for - Taxes	23,386	16,243
Transfer of loans to other real estate owned	46	192
Initial recognition of operating lease right-of-use assets	1,072	0
Initial recognition of operating lease liabilities	1,072	0
Right-of-use assets obtained in exchange for new lease liabilities	1,204	1,230

See notes to unaudited consolidated financial statements.

TOMPKINS FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

(In thousands except share and per share data) (Unaudited)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Non- controlling Interests	Total
Balances at July 1, 2020	$1,495	$335,268	$386,025	$(21,048)	$(5,187)	$1,476	$698,029
Net income attributable to noncontrolling interests and Tompkins Financial Corporation			24,230			32	24,262
Other comprehensive income				(2,816)			(2,816)
Total Comprehensive Income							21,446
Cash dividends ($0.52 per share)			(7,757)				(7,757)
Net exercise of stock options (417 shares)	0	(32)					(32)
Shares issued for dividend reinvestment plan (12,723 shares)	1	847					848
Stock-based compensation expense		1,078					1,078
Directors deferred compensation plan (2,776 shares)		168			(168)		0
Restricted stock activity (1,346 shares)		0					0
Partial repurchase of noncontrolling interest						(1)	(1)
Balances at September 30, 2020	$1,496	$337,329	$402,498	$(23,864)	$(5,355)	$1,507	$713,611

Balances at July 1, 2021	$1,487	$327,881	$450,773	$(47,882)	$(5,480)	$1,474	$728,253
Net income attributable to noncontrolling interests and Tompkins Financial Corporation			21,342			32	21,374
Other comprehensive loss				(7,212)			(7,212)
Total Comprehensive Income							14,162
Cash dividends ($0.54 per share)			(7,963)				(7,963)
Net exercise of stock options (3,276 shares)		(190)					(190)
Common stock repurchased and returned to unissued status (170,775 shares)	(17)	(13,177)					(13,194)
Stock-based compensation expense		1,411					1,411
Directors deferred compensation plan (1,977 shares)		154			(154)		0
Restricted stock activity (3,179 shares)		(122)					(122)
Balances at September 30, 2021	$1,470	$315,957	$464,152	$(55,094)	$(5,634)	$1,506	$722,357

(In thousands except share and per share data)(Unaudited)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Non- controlling Interests	Total
Balances at January 1, 2020	$1,501	$338,507	$370,477	$(43,564)	$(5,279)	$1,412	$663,054
Impact of adoption of ASU 2016-13			1,707				1,707
Net income attributable to noncontrolling interests and Tompkins Financial Corporation			53,610			101	53,711
Other comprehensive income				19,700			19,700
Total Comprehensive Income							73,411
Cash dividends ($1.56 per share)			(23,296)				(23,296)
Net exercise of stock options (3,605 shares)		(248)					(248)
Common stock repurchased and returned to unissued status (71,288 shares)	(7)	(5,613)					(5,620)
Shares issued for dividend reinvestment plan (24,752 shares)	2	1,527					1,529
Stock-based compensation expense		3,372					3,372
Directors deferred compensation plan (2,088 shares)		76			(76)		0
Restricted stock activity (9,406 shares)		(292)					(292)
Partial repurchase of noncontrolling interest						(6)	(6)
Balances at September 30, 2020	$1,496	$337,329	$402,498	$(23,864)	$(5,355)	$1,507	$713,611

Balances at January 1, 2021	$1,496	$333,976	$418,413	$(32,074)	$(5,534)	$1,412	$717,689
Net income attributable to noncontrolling interests and Tompkins Financial Corporation			69,799			96	69,895
Other comprehensive loss				(23,020)			(23,020)
Total Comprehensive Income							46,875
Cash dividends ($1.62 per share)			(24,060)				(24,060)
Net exercise of stock options (11,386 shares)	1	(694)					(693)
Common stock repurchased and returned to unissued status (272,310 shares)	(27)	(21,150)					(21,177)
Shares issued for dividend reinvestment plan (32 shares)	0	2					2
Stock-based compensation expense		3,845					3,845
Directors deferred compensation plan (2,025 shares)		100			(100)		0
Restricted stock activity (8,392 shares)		(122)					(122)
Partial repurchase of noncontrolling interest						(2)	(2)
Balances at September 30, 2021	$1,470	$315,957	$464,152	$(55,094)	$(5,634)	$1,506	$722,357

See notes to unaudited consolidated financial statements

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. Business

Tompkins Financial Corporation (“Tompkins” or the “Company”) is headquartered in Ithaca, New York and is registered as a Financial Holding Company with the Federal Reserve Board under the Bank Holding Company Act of 1956, as amended. The Company is a locally oriented, community-based financial services organization that offers a full array of products and services, including commercial and consumer banking, leasing, trust and investment management, financial planning and wealth management, and insurance services. At September 30, 2021, the Company had four wholly-owned banking subsidiaries: Tompkins Trust Company (the “Trust Company”), The Bank of Castile (DBA Tompkins Bank of Castile), Mahopac Bank (DBA Tompkins Mahopac Bank), and VIST Bank (DBA Tompkins VIST Bank). The Company’s banks have announced plans for a rebranding effort, pursuant to which the Company’s four wholly-owned banking subsidiaries will be combined into one bank, with The Bank of Castile, Mahopac Bank, and VIST Bank merging with and into Tompkins Trust Company. The Company has received all applicable regulatory approvals, and the combined bank will conduct business under the “Tompkins” brand name, with a legal name of “Tompkins Community Bank.” The Company also has a wholly-owned insurance agency subsidiary, Tompkins Insurance Agencies, Inc. (“Tompkins Insurance”). The Trust Company provides a full array of trust and investment services under the Tompkins Financial Advisors brand, including investment management, trust and estate, financial and tax planning as well as life, disability and long-term care insurance services. The Company’s principal offices are located at 118 E. Seneca Street, Ithaca, New York, 14850, and its telephone number is (888) 503-5753. The Company’s common stock is traded on the NYSE American under the symbol “TMP.”

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

3. Securities

Available-for-Sale Debt Securities
The following table summarizes available-for-sale debt securities held by the Company at September 30, 2021:

	Available-for-Sale Debt Securities
September 30, 2021	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(In thousands)
U.S. Treasuries	$140,373	$2	$1,447	$138,928
Obligations of U.S. Government sponsored entities	813,833	6,001	9,491	810,343
Obligations of U.S. states and political subdivisions	107,912	2,144	145	109,911
Mortgage-backed securities – residential, issued by
U.S. Government agencies	88,135	1,607	422	89,320
U.S. Government sponsored entities	919,745	8,267	12,008	916,004
U.S. corporate debt securities	2,500	0	79	2,421
Total available-for-sale debt securities	$2,072,498	$18,021	$23,592	$2,066,927

The following table summarizes available-for-sale debt securities held by the Company at December 31, 2020:

	Available-for-Sale Debt Securities
December 31, 2020	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(In thousands)
Obligations of U.S. Government sponsored entities	$599,652	$9,820	$1,992	$607,480
Obligations of U.S. states and political subdivisions	126,642	3,144	40	129,746
Mortgage-backed securities – residential, issued by
U.S. Government agencies	179,538	3,216	646	182,108
U.S. Government sponsored entities	691,562	14,593	675	705,480
U.S. corporate debt securities	2,500	0	121	2,379
Total available-for-sale debt securities	$1,599,894	$30,773	$3,474	$1,627,193

Held-to-Maturity Debt Securities
The following table summarizes held-to-maturity debt securities held by the Company at September 30, 2021:

	Held-to-Maturity Securities
September 30, 2021	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(In thousands)
U.S. Treasuries	$86,740	$321	$630	$86,431
Obligations of U.S. Government sponsored entities	182,528	793	1,469	181,852
Total held-to-maturity debt securities	$269,268	$1,114	$2,099	$268,283

There were no held-to-maturity debt securities at December 31, 2020.

The available-for-sale portfolio also includes callable securities that may be called by the issuer prior to maturity. The Company may from time to time sell debt securities from its available-for-sale portfolio. Realized gains on sales of available-for-sale debt securities were $797,000 and $1.1 million for the three and nine months ended September 30, 2021 and $0 and $178,000 for the three and nine months ended September 30, 2020. Realized losses on available-for-sale debt securities were $851,000 for the three and nine months ended September 30, 2021 and $0 for the three and nine months ended September 30, 2020. Proceeds from the sale of available-for-sale debt securities were $103.8 million and $142.7 million for the three and nine months ended September 30, 2021, and $0 and $42.3 million for the three and nine months ended September 30, 2020. Sales of available-for-sale investment securities were the result of general investment portfolio and interest rate risk management. The Company's investment portfolio includes callable securities that may be called prior to maturity. There were no realized gains or losses on called available-for-sale debt securities for the three and nine months ended September 30, 2021. Realized gains on called available-for-sale debt securities were $0 and $251,000 for the three and nine months ended September 30, 2020. The Company also recognized net losses of $6,000 and $18,000 for the three and nine months ended September 30, 2021, and net losses of $2,000 and net gains of $17,000 for the three and nine months ended September 30, 2020 on equity securities, reflecting the change in fair value.

The following table summarizes available-for-sale debt securities that had unrealized losses at September 30, 2021, and December 31, 2020.

	Less than 12 Months		12 Months or Longer		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasuries	$137,935	$1,447	$0	$0	$137,935	$1,447
Obligations of U.S. Government sponsored entities	326,852	3,879	276,710	5,612	603,562	9,491
Obligations of U.S. states and political subdivisions	14,192	126	1,281	19	15,473	145
Mortgage-backed securities – residential, issued by
U.S. Government agencies	34,808	405	1,285	17	36,093	422
U.S. Government sponsored entities	609,541	10,743	33,837	1,265	643,378	12,008
U.S. corporate debt securities	0	0	2,421	79	2,421	79
Total available-for-sale debt securities	$1,123,328	$16,600	$315,534	$6,992	$1,438,862	$23,592

	Less than 12 Months		12 Months or Longer		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of U.S. Government sponsored entities	$310,711	$1,992	$0	$0	$310,711	$1,992
Obligations of U.S. states and political subdivisions	8,868	40	0	0	8,868	40
Mortgage-backed securities – residential, issued by
U.S. Government agencies	10,560	396	1,819	250	12,379	646
U.S. Government sponsored entities	87,643	586	5,068	89	92,711	675
U.S. corporate debt securities	0	0	2,379	121	2,379	121
Total available-for-sale debt securities	$417,782	$3,014	$9,266	$460	$427,048	$3,474

The following table summarizes held-to-maturity debt securities that had unrealized losses at September 30, 2021.

	Less than 12 Months		12 Months or Longer		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasuries	$35,277	$630	$0	$0	$35,277	$630
Obligations of U.S. Government sponsored entities	79,986	1,469	$0	$0	$79,986	1,469
Total held-to-maturity debt securities	$115,263	$2,099	$0	$0	$115,263	$2,099

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

The gross unrealized losses reported for residential mortgage-backed securities relate to investment securities issued by U.S. government sponsored entities such as Federal National Mortgage Association, Federal Home Loan Mortgage Corporation, and
U.S. government agencies such as Government National Mortgage Association. The total gross unrealized losses, shown in the tables above, were primarily attributable to changes in interest rates and levels of market liquidity, relative to when the investment securities were purchased, and not due to the credit-related quality of the investment securities. The Company does not have the intent to sell these securities and does not believe it is more likely than not that the Company will be required to sell these securities before a recovery of amortized cost.

Management measures expected credit losses on held-to-maturity debt securities on a collective basis by major security type with each type sharing similar risk characteristics and considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts. Management has made the accounting policy election to exclude accrued interest receivable on held-to-maturity debt securities from the estimate of credit losses. As of September 30, 2021, the held-to-maturity portfolio consisted of U.S. Treasury securities and securities issued by U.S. government-sponsored enterprises, including The Federal National Mortgage Agency and the Federal Farm Credit Banks Funding Corporation. U.S. Treasury securities are backed by the full faith and credit of and/or guaranteed by the U.S. government, and it is expected that the securities will not be settled at prices less than the amortized cost bases of the securities. Securities issued by U.S. government agencies or U.S. government-sponsored enterprises carry the explicit and/or implicit guarantee of the U.S. government, are widely recognized as “risk-free,” and have a long history of zero credit loss. As such, the Company did not record an allowance for credit losses for these securities as of September 30, 2021.

The amortized cost and estimated fair value of debt securities by contractual maturity are shown in the following table. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Mortgage-backed securities are shown separately since they are not due at a single maturity date.

September 30, 2021
(In thousands)	Amortized Cost	Fair Value
Available-for-sale debt securities:
Due in one year or less	$57,011	$57,604
Due after one year through five years	463,136	465,980
Due after five years through ten years	487,701	481,464
Due after ten years	56,770	56,555
Total	1,064,618	1,061,603
Mortgage-backed securities	1,007,880	1,005,324
Total available-for-sale debt securities	$2,072,498	$2,066,927

December 31, 2020
(In thousands)	Amortized Cost	Fair Value
Available-for-sale debt securities:
Due in one year or less	$54,484	$55,008
Due after one year through five years	379,044	388,132
Due after five years through ten years	228,572	229,107
Due after ten years	66,694	67,358
Total	728,794	739,605
Mortgage-backed securities	871,100	887,588
Total available-for-sale debt securities	$1,599,894	$1,627,193

September 30, 2021
(In thousands)	Amortized Cost	Fair Value
Held-to-maturity debt securities:
Due after five years through ten years	$269,268	$268,283
Total held-to-maturity debt securities	$269,268	$268,283

There were no held-to-maturity debt securities at December 31, 2020.

The Company also holds non-marketable Federal Home Loan Bank New York (“FHLBNY”) stock, non-marketable Federal Home Loan Bank Pittsburgh (“FHLBPITT”) stock and non-marketable Atlantic Community Bankers Bank ("ACBB") stock, all of which are required to be held for regulatory purposes and for borrowing availability. The required investment in FHLB stock is tied to the Company’s borrowing levels with the FHLB. Holdings of FHLBNY stock, FHLBPITT stock, and ACBB stock totaled $9.3 million, $1.0 million and $95,000, respectively, at September 30, 2021. These securities are carried at par, which is also cost. The FHLBNY and FHLBPITT continue to pay dividends and repurchase stock. Quarterly, we evaluate our investment in the FHLB for impairment. We evaluate recent and long-term operating performance, liquidity, funding and capital positions, stock repurchase history, dividend history and impact of legislative and regulatory changes. Based on our most recent evaluation, as of September 30, 2021, we determined that no impairment write-downs were required.

4. Loans and Leases
Loans and leases at September 30, 2021 and December 31, 2020 were as follows:

(In thousands)	9/30/2021	12/31/2020
Commercial and industrial
Agriculture	$78,335	$94,489
Commercial and industrial other	727,944	792,987
PPP loans*	141,930	291,252
Subtotal commercial and industrial	948,209	1,178,728
Commercial real estate
Construction	170,646	163,016
Agriculture	192,183	201,866
Commercial real estate other	2,253,190	2,204,310
Subtotal commercial real estate	2,616,019	2,569,192
Residential real estate
Home equity	185,625	200,827
Mortgages	1,270,005	1,235,160
Subtotal residential real estate	1,455,630	1,435,987
Consumer and other
Indirect	5,595	8,401
Consumer and other	66,694	61,399
Subtotal consumer and other	72,289	69,800
Leases	14,337	14,203
Total loans and leases	5,106,484	5,267,910
Less: unearned income and deferred costs and fees	(9,706)	(7,583)
Total loans and leases, net of unearned income and deferred costs and fees	$5,096,778	$5,260,327
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

The below table is an age analysis of past due loans, segregated by class of loans, as of September 30, 2021 and December 31, 2020.

September 30, 2021
(In thousands)	30-59 Days	60-89 Days	90 Days or More	Total Past Due	Current Loans	Total Loans
Loans and Leases
Commercial and industrial
Agriculture	$29	$0	$0	$29	$78,306	$78,335
Commercial and industrial other	459	4	424	887	727,057	727,944
PPP loans	0	0	0	0	141,930	141,930
Subtotal commercial and industrial	488	4	424	916	947,293	948,209
Commercial real estate
Construction	0	0	0	0	170,646	170,646
Agriculture	58	0	0	58	192,125	192,183
Commercial real estate other	0	0	21,651	21,651	2,231,539	2,253,190
Subtotal commercial real estate	58	0	21,651	21,709	2,594,310	2,616,019
Residential real estate
Home equity	159	0	1,039	1,198	184,427	185,625
Mortgages	93	365	5,325	5,783	1,264,222	1,270,005
Subtotal residential real estate	252	365	6,364	6,981	1,448,649	1,455,630
Consumer and other
Indirect	91	77	155	323	5,272	5,595
Consumer and other	82	19	110	211	66,483	66,694
Subtotal consumer and other	173	96	265	534	71,755	72,289
Leases	0	0	0	0	14,337	14,337
Total loans and leases	971	465	28,704	30,140	5,076,344	5,106,484
Less: unearned income and deferred costs and fees	0	0	0	0	(9,706)	(9,706)
Total loans and leases, net of unearned income and deferred costs and fees	$971	$465	$28,704	$30,140	$5,066,638	$5,096,778

December 31, 2020
(In thousands)	30-59 Days	60-89 Days	90 Days or More	Total Past Due	Current Loans	Total Loans
Loans and Leases
Commercial and industrial
Agriculture	$0	$18	$0	$18	$94,471	$94,489
Commercial and industrial other	44	7	1,516	1,567	791,420	792,987
PPP loans	0	0	0	0	291,252	291,252
Subtotal commercial and industrial	44	25	1,516	1,585	1,177,143	1,178,728
Commercial real estate
Construction	0	0	0	0	163,016	163,016
Agriculture	263	0	0	263	201,603	201,866
Commercial real estate other	0	0	7,125	7,125	2,197,185	2,204,310
Subtotal commercial real estate	263	0	7,125	7,388	2,561,804	2,569,192
Residential real estate
Home equity	713	224	1,126	2,063	198,764	200,827
Mortgages	521	879	4,210	5,610	1,229,550	1,235,160
Subtotal residential real estate	1,234	1,103	5,336	7,673	1,428,314	1,435,987
Consumer and other
Indirect	175	35	91	301	8,100	8,401
Consumer and other	115	18	232	365	61,034	61,399
Subtotal consumer and other	290	53	323	666	69,134	69,800
Leases	0	0	0	0	14,203	14,203
Total loans and leases	1,831	1,181	14,300	17,312	5,250,598	5,267,910
Less: unearned income and deferred costs and fees	0	0	0	0	(7,583)	(7,583)
Total loans and leases, net of unearned income and deferred costs and fees	$1,831	$1,181	$14,300	$17,312	$5,243,015	$5,260,327

The following table presents the amortized cost basis of loans on nonaccrual status and the amortized cost basis of loans on nonaccrual status for which there was no related allowance for credit losses as of September 30, 2021 and December 31, 2020.

September 30, 2021
(In thousands)	Nonaccrual Loans and Leases with no Allowance for Credit Losses	Nonaccrual Loans and Leases	Loans and Leases Past Due Over 89 Days and Accruing
Loans and Leases
Commercial and industrial
Commercial and industrial other	$480	$543	$0
Subtotal commercial and industrial	480	543	0
Commercial real estate
Construction	675	675	0
Agriculture	377	487	0
Commercial real estate other	24,518	33,860	7,463
Subtotal commercial real estate	25,570	35,022	7,463
Residential real estate
Home equity	188	2,427	0
Mortgages	705	9,538	0
Subtotal residential real estate	893	11,965	0
Consumer and other
Indirect	2	265	0
Consumer and other	0	146	0
Subtotal consumer and other	2	411	0
Leases	0	0	0
Total loans and leases	$26,945	$47,941	$7,463

December 31, 2020
(In thousands)	Nonaccrual Loans and Leases with no Allowance for Credit Losses	Nonaccrual Loans and Leases	Loans and Leases Past Due Over 89 Days and Accruing
Loans and Leases
Commercial and industrial
Commercial and industrial other	$803	$1,775	$0
Subtotal commercial and industrial	803	1,775	0
Commercial real estate
Agriculture	0	118	0
Commercial real estate other	23,080	23,509	0
Subtotal commercial real estate	23,080	23,627	0
Residential real estate
Home equity	767	2,965	0
Mortgages	1,365	10,180	0
Subtotal residential real estate	2,132	13,145	0
Consumer and other
Indirect	3	169	0
Consumer and other	0	260	0
Subtotal consumer and other	3	429	0
Leases	0	0	0
Total loans and leases	$26,018	$38,976	$0

The Company recognized $0 of interest income on nonaccrual loans during the three and nine months ended September 30, 2021 and 2020.

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

Since the methodology is based upon historical experience and trends, current conditions, and reasonable and supportable forecasts, as well as management’s judgment, factors may arise that result in different estimates. While management’s evaluation of the allowance as of September 30, 2021, considers the allowance to be appropriate, under certain conditions or assumptions, the Company would need to increase or decrease the allowance. In addition, various federal and State regulatory agencies, as part of their examination process, review the Company's allowance and may require the Company to recognize additions to the allowance based on their judgements and information available to them at the time of their examinations.

Loan Commitments and Allowance for Credit Losses on Off-Balance Sheet Credit Exposures

Financial instruments include off-balance sheet credit instruments, such as commitments to make loans, and commercial letters of credit. The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for off-balance sheet loan commitments is represented by the contractual amount of those instruments. Such financial instruments are recorded when they are funded. The Company records an allowance for credit losses on off-balance sheet credit exposures, unless the commitments to extend credit are unconditionally cancellable, through a charge to credit loss expense for off-balance sheet credit exposures included in provision expense in the Company's consolidated statements of income.

The following table details activity in the allowance for credit losses on loans for the three and nine months ended September 30, 2021 and 2020. The Company adopted ASU 2016-13 on January 1, 2020 using the modified retrospective approach. The transition adjustment included a decrease in the allowance of $2.5 million. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

Three Months Ended September 30, 2021
(In thousands)	Commercial & Industrial	Commercial Real Estate	Residential Real Estate	Consumer and Other	Finance Leases	Total
Allowance for credit losses:
Beginning balance	$7,113	$29,201	$9,534	$1,590	$67	$47,505
Charge-offs	(157)	0	0	(53)	0	(210)
Recoveries	16	2	65	58	0	141
(Credit) provision for credit loss expense	(774)	(119)	(184)	(99)	(1)	(1,177)
Ending Balance	$6,198	$29,084	$9,415	$1,496	$66	$46,259

Three Months Ended September 30, 2020
(In thousands)	Commercial & Industrial	Commercial Real Estate	Residential Real Estate	Consumer and Other	Finance Leases	Total
Allowance for credit losses:
Beginning balance	$11,113	$24,286	$15,012	$1,596	$75	$52,082
Charge-offs	0	0	(30)	(145)	0	(175)
Recoveries	89	9	16	73	0	187
(Credit) provision for credit loss expense	(3,918)	4,264	(65)	(75)	(7)	199
Ending Balance	$7,284	$28,559	$14,933	$1,449	$68	$52,293

Nine Months Ended September 30, 2021
(In thousands)	Commercial & Industrial	Commercial Real Estate	Residential Real Estate	Consumer and Other	Finance Leases	Total
Allowance for credit losses:
Beginning balances	$9,239	$30,546	$10,257	$1,562	$65	$51,669
Charge-offs	(274)	0	(51)	(218)	0	(543)
Recoveries	116	1,040	229	153	0	1,538
(Credit) provision for credit loss expense	(2,883)	(2,502)	(1,020)	(1)	1	(6,405)
Ending Balance	$6,198	$29,084	$9,415	$1,496	$66	$46,259

Nine Months Ended September 30, 2020
(In thousands)	Commercial & Industrial	Commercial Real Estate	Residential Real Estate	Consumer and Other	Finance Leases	Total
Allowance for credit losses:
Beginning balance, prior to adoption of ASC 326	$10,541	$21,608	$6,381	$1,362	$0	$39,892
Impact of adopting ASC 326	(2,008)	(5,917)	4,459	850	82	(2,534)
Charge-offs	(1)	(1,305)	(33)	(409)	0	(1,748)
Recoveries	125	40	178	195	0	538
(Credit) provision for credit loss expense	(1,373)	14,133	3,948	(549)	(14)	16,145
Ending Balance	$7,284	$28,559	$14,933	$1,449	$68	$52,293

At September 30, 2021 and December 31, 2020, the balance of the allowance for credit losses for off-balance sheet exposures was $2.2 million and $1.9 million, respectively. The Company recorded a provision credit of $55,000 and a provision expense of $272,000 related to off-balance sheet credit exposures for the third quarter of 2021 and for the nine months ended September 30, 2021, respectively, compared to a provision credit of $417,000 and provision expense of $1.3 million, respectively, for the same periods in 2020.

The following table presents the amortized cost basis of collateral dependent loans, which are individually evaluated to determine expected credit losses, and the related allowance for credit losses allocated to these loans:

(In thousands)	Real Estate	Business Assets	Other	Total	ACL Allocation
September 30, 2021
Commercial and Industrial	$107	$461	$328	$896	$29
Commercial Real Estate	36,494	0	2	36,496	3,180
Total	$36,601	$461	$330	$37,392	$3,209

(In thousands)	Real Estate	Business Assets	Other	Total	ACL Allocation
December 31, 2020
Commercial and Industrial	$103	$582	$110	$795	$122
Commercial Real Estate	24,277	1,418	0	25,695	186
Total	$24,380	$2,000	$110	$26,490	$308

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

The following tables present information on loans modified in a TDR during the three and nine months ended September 30, 2021 and 2020. Post-modification amounts are presented as of September 30, 2021 and September 30, 2020.

September 30, 2021	Three Months Ended
				Defaulted TDRs[2]
(In thousands)	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Loans	Post-Modification Outstanding Recorded Investment
Residential real estate
Home equity[1]	1	$112	$112	1	$201
Total	1	$112	$112	1	$201
1  Represents the following concessions:  extension of term and reduction of rate.
2 TDRs that defaulted during the three months ended September 30, 2021 that were restructured in the prior twelve months.

September 30, 2020	Three Months Ended
				Defaulted TDRs[2]
(In thousands)	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Loans	Post-Modification Outstanding Recorded Investment
Commercial & industrial
Commercial real estate other[1]	1	$196	$196	0	$0
Consumer and other
Consumer and other[1]	1	4	4	0	0
Total	2	$200	$200	0	$0
1  Represents the following concessions:  extension of term and reduction of rate.
2 TDRs that defaulted during the three months ended September 30, 2020 that were restructured in the prior twelve months.

September 30, 2021	Nine Months Ended
				Defaulted TDRs[2]
(In thousands)	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Loans	Post- Modification Outstanding Recorded Investment
Residential real estate
Home equity[1]	1	$112	$112	1	$201
Total	1	$112	$112	1	$201
1 Represents the following concessions:  extension of term and reduction of rate.
2 TDRs that defaulted during the nine months ended September 30, 2021 that were restructured in the prior twelve months.

	Nine Months Ended
September 30, 2020				Defaulted TDRs[2]
(In thousands)	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Loans	Post- Modification Outstanding Recorded Investment
Commercial real estate
Commercial real estate other[1]	1	$196	$196	1	$37
Residential real estate
Home equity[1]	2	121	121	0	87
Consumer and other
Consumer and other[1]	1	4	4	0	0
Total	4	$321	$321	2	$124
1 Represents the following concessions:  extension of term and reduction of rate.
2 TDRs that defaulted during the nine months ended September 30, 2020 that were restructured in the prior twelve months.

The following table presents credit quality indicators by total loans on an amortized cost basis by origination year as of September 30, 2021 and December 31, 2020.

September 30, 2021
(In thousands)	2021	2020	2019	2018	2017	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total Loans
Commercial & Industrial - Other:
Pass	$99,129	$62,023	$57,126	$46,264	$43,901	$264,656	$138,153	$9,713	$720,965
Special Mention	164	815	532	141	310	523	705	0	3,190
Substandard	0	383	298	731	231	680	1,466	0	3,789
Total Commercial & Industrial - Other	$99,293	$63,221	$57,956	$47,136	$44,442	$265,859	$140,324	$9,713	$727,944

Commercial and Industrial - PPP:
Pass	$139,564	$2,366	$0	$0	$0	$0	$0	$0	$141,930
Special Mention	0	0	0	0	0	0	0	0	0
Substandard	0	0	0	0	0	0	0	0	0
Total Commercial and Industrial - PPP	$139,564	$2,366	$0	$0	$0	$0	$0	$0	$141,930

Commercial and Industrial - Agriculture:
Pass	$4,615	$7,736	$6,035	$9,497	$6,239	$3,590	$35,276	$566	$73,554
Special Mention	0	0	0	24	0	0	225	0	249
Substandard	0	89	17	0	106	2,328	1,992	0	4,532
Total Commercial and Industrial - Agriculture	$4,615	$7,825	$6,052	$9,521	$6,345	$5,918	$37,493	$566	$78,335

Commercial Real Estate
Pass	$229,984	$269,752	$255,296	$205,093	$226,830	$824,671	$56,018	$33,366	$2,101,010
Special Mention	0	1,774	11,982	3,151	2,190	74,499	360	0	93,956
Substandard	0	0	5,012	18,472	8,516	26,051	173	0	58,224
Total Commercial Real Estate	$229,984	$271,526	$272,290	$226,716	$237,536	$925,221	$56,551	$33,366	$2,253,190

Commercial Real Estate - Agriculture:
Pass	$13,096	$22,063	$30,564	$42,335	$23,616	$53,458	$2,252	$2,553	$189,937
Special Mention	0	483	0	0	0	381	49	0	913
Substandard	0	0	0	40	0	1,293	0	0	1,333
Total Commercial Real Estate - Agriculture	$13,096	$22,546	$30,564	$42,375	$23,616	$55,132	$2,301	$2,553	$192,183

Commercial Real Estate - Construction
Pass	$10,828	$11,619	$17,533	$7,591	$1,343	$7,391	$105,778	$7,148	$169,231
Special Mention	0	0	0	0	0	0	0	0	0
Substandard	0	0	0	0	0	648	767	0	1,415
Total Commercial Real Estate - Construction	$10,828	$11,619	$17,533	$7,591	$1,343	$8,039	$106,545	$7,148	$170,646

December 31, 2020
(In thousands)	2020	2019	2018	2017	2016	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total Loans
Commercial & Industrial - Other:
Internal risk grade:
Pass	$91,597	$72,639	$56,191	$60,714	$33,402	$301,027	$149,969	$16,301	$781,840
Special Mention	1,064	367	344	912	2,045	228	1,331	0	6,291
Substandard	412	305	933	485	292	783	1,646	0	4,856
Total Commercial & Industrial - Other	$93,073	$73,311	$57,468	$62,111	$35,739	$302,038	$152,946	$16,301	$792,987

Commercial and Industrial - Agriculture:
Pass	$11,536	$8,005	$11,162	$6,531	$3,539	$2,599	$41,936	$1,340	$86,648
Special Mention	0	0	28	729	0	0	2,080	0	2,837
Substandard	99	83	0	202	0	2,308	2,312	0	5,004
Total Commercial and Industrial - Agriculture	$11,635	$8,088	$11,190	$7,462	$3,539	$4,907	$46,328	$1,340	$94,489

Commercial and Industrial - PPP:
Pass	$291,252	$0	$0	$0	$0	$0	$0	$0	$291,252
Special Mention	0	0	0	0	0	0	0	0	0
Substandard	0	0	0	0	0	0	0	0	0
Total Commercial and Industrial - PPP	$291,252	$0	$0	$0	$0	$0	$0	$0	$291,252

Commercial Real Estate
Pass	$278,747	$246,331	$232,651	$237,487	$290,106	$664,027	$33,117	$64,903	$2,047,369
Special Mention	35	13,016	5,612	4,654	34,310	46,074	203	0	103,904
Substandard	0	4,933	18,395	6,172	5,625	17,610	302	0	53,037
Total Commercial Real Estate	$278,782	$264,280	$256,658	$248,313	$330,041	$727,711	$33,622	$64,903	$2,204,310

Commercial Real Estate - Agriculture:
Pass	$22,440	$35,081	$44,519	$22,356	$17,081	$44,559	$919	$5,602	$192,557
Special Mention	1,960	0	575	1,366	1,053	6	49	0	5,009
Substandard	0	0	0	1,777	713	1,527	283	0	4,300
Total Commercial Real Estate - Agriculture	$24,400	$35,081	$45,094	$25,499	$18,847	$46,092	$1,251	$5,602	$201,866

Commercial Real Estate - Construction
Pass	$14,465	$20,705	$7,999	$2,478	$1,879	$6,682	$85,513	$21,051	$160,772
Special Mention	0	0	0	0	0	467	1,453	0	1,920
Substandard	0	0	0	0	0	324	0	0	324
Total Commercial Real Estate - Construction	$14,465	$20,705	$7,999	$2,478	$1,879	$7,473	$86,966	$21,051	$163,016

The following table presents credit quality indicators by total loans on an amortized cost basis by origination year as of September 30, 2021 and December 31, 2020, continued.

September 30, 2021
(In thousands)	2021	2020	2019	2018	2017	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total Loans

Residential - Home Equity
Performing	$1,395	$1,246	$3,157	$1,719	$1,728	$3,446	$165,588	$4,919	$183,198
Nonperforming	0	0	16	0	0	596	1,815	0	2,427
Total Residential - Home Equity	$1,395	$1,246	$3,173	$1,719	$1,728	$4,042	$167,403	$4,919	$185,625

Residential - Mortgages
Performing	$233,145	$289,745	$168,894	$104,697	$132,204	$317,803	$13,062	$917	$1,260,467
Nonperforming	0	0	242	568	696	8,006	26	0	9,538
Total Residential - Mortgages	$233,145	$289,745	$169,136	$105,265	$132,900	$325,809	$13,088	$917	$1,270,005

Consumer - Direct
Performing	$17,310	$11,569	$10,163	$5,962	$5,180	$11,265	$5,099	$0	$66,548
Nonperforming	0	5	64	63	11	0	3	$0	146
Total Consumer - Direct	$17,310	$11,574	$10,227	$6,025	$5,191	$11,265	$5,102	$0	$66,694

Consumer - Indirect
Performing	$1,484	$965	$308	$1,987	$484	$102	$0	$0	$5,330
Nonperforming	0	0	137	98	2	28	0	0	265
Total Consumer Indirect	$1,484	$965	$445	$2,085	$486	$130	$0	$0	$5,595

December 31, 2020
(In thousands)	2020	2019	2018	2017	2016	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total Loans

Residential - Home Equity
Performing	$1,440	$2,764	$1,052	$2,120	$722	$1,106	$188,614	$44	$197,862
Nonperforming	0	18	0	0	194	506	2,247	0	2,965
Total Residential - Home Equity	$1,440	$2,782	$1,052	$2,120	$916	$1,612	$190,861	$44	$200,827

Residential - Mortgages
Performing	$305,476	$193,543	$123,205	$155,699	$178,149	$255,556	$11,735	$1,617	$1,224,980
Nonperforming	0	258	455	706	1,404	7,305	52	0	10,180
Total Residential - Mortgages	$305,476	$193,801	$123,660	$156,405	$179,553	$262,861	$11,787	$1,617	$1,235,160

Consumer - Direct
Performing	$14,840	$11,127	$8,011	$6,632	$2,854	$10,840	$6,835	$0	$61,139
Nonperforming	5	74	167	12	0	2	0	0	260
Total Consumer - Direct	$14,845	$11,201	$8,178	$6,644	$2,854	$10,842	$6,835	$0	$61,399

Consumer - Indirect
Performing	$1,424	$1,878	$3,327	$1,128	$382	$93	$0	$0	$8,232
Nonperforming	0	67	44	7	36	15	0	0	169
Total Consumer Indirect	$1,424	$1,945	$3,371	$1,135	$418	$108	$0	$0	$8,401

6. Earnings Per Share

Earnings per share in the table below, for the three and nine month periods ended September 30, 2021 and 2020 are calculated under the two-class method as required by ASC Topic 260, Earnings Per Share. ASC 260 provides that unvested share-based payment awards that contain nonforfeitable rights to dividends are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. The Company has issued restricted stock awards that contain such rights and are therefore considered participating securities. Basic earnings per common share are calculated by dividing net income allocable to common stock by the weighted average number of common shares, excluding participating securities, during the period. Diluted earnings per common share include the dilutive effect of participating securities.

	Three Months Ended
(In thousands, except share and per share data)	9/30/2021	9/30/2020
Basic
Net income available to common shareholders	$21,342	$24,230
Less: income attributable to unvested stock-based compensation awards	(154)	(278)
Net earnings allocated to common shareholders	21,188	23,952

Weighted average shares outstanding, including unvested stock-based compensation awards	14,724,141	14,920,924

Less: average unvested stock-based compensation awards	(229,608)	(223,392)
Weighted average shares outstanding - Basic	14,494,533	14,697,532

Diluted
Net earnings allocated to common shareholders	21,188	23,952

Weighted average shares outstanding - Basic	14,494,533	14,697,532

Plus: incremental shares from assumed conversion of stock-based compensation awards	73,801	30,209
Weighted average shares outstanding - Diluted	14,568,334	14,727,741

Basic EPS	$1.46	$1.63
Diluted EPS	$1.45	$1.63

Stock-based compensation awards representing 2,032 and 10,449 of common shares during the three months ended September 30, 2021 and 2020, respectively, were not included in the computations of diluted earnings per common share because the effect on those periods would have been anti-dilutive.

	Nine Months Ended
(In thousands, except share and per share data)	9/30/2021	9/30/2020
Basic
Net income available to common shareholders	$69,799	$53,610
Less: income attributable to unvested stock-based compensation awards	(504)	(628)
Net earnings allocated to common shareholders	69,295	52,982

Weighted average shares outstanding, including unvested stock-based compensation awards	14,840,420	14,929,628

Less: unvested stock-based compensation awards	(232,538)	(230,181)
Weighted average shares outstanding - Basic	14,607,882	14,699,447

Diluted
Net earnings allocated to common shareholders	69,295	52,982

Weighted average shares outstanding - Basic	14,607,882	14,699,447

Plus: incremental shares from assumed conversion of stock-based compensation awards	79,303	39,474
Weighted average shares outstanding - Diluted	14,687,185	14,738,921

Basic EPS	$4.74	$3.60
Diluted EPS	$4.72	$3.59
Stock-based compensation awards representing approximately 6,113 and 10,090 of common shares during the nine months ended September 30, 2021 and 2020, respectively were not included in the computations of diluted earnings per common share because the effect on those periods would have been anti-dilutive.

7. Other Comprehensive Income (Loss)

The following tables present reclassifications out of accumulated other comprehensive income (loss) for the three and nine month periods ended September 30, 2021 and 2020.

	Three Months Ended September 30, 2021
(In thousands)	Before-Tax Amount	Tax (Expense) Benefit	Net of Tax
Available-for-sale debt securities:
Change in net unrealized gain/loss during the period	$(10,400)	$2,548	$(7,852)
Reclassification adjustment for net realized loss on sale of available-for-sale debt securities included in net income	54	(13)	41
Net unrealized gains/losses	(10,346)	2,535	(7,811)

Employee benefit plans:
Amortization of net retirement plan actuarial gain	738	(181)	557
Amortization of net retirement plan prior service cost	56	(14)	42
Employee benefit plans	794	(195)	599
Other comprehensive loss	$(9,552)	$2,340	$(7,212)

	Three Months Ended September 30, 2020
(In thousands)	Before-Tax Amount	Tax (Expense) Benefit	Net of Tax
Available-for-sale debt securities:
Change in net unrealized gain/loss during the period	$(4,374)	$1,071	$(3,303)
Reclassification adjustment for net realized gain on sale of available-for-sale debt securities included in net income	0	0	0
Net unrealized gains/losses	(4,374)	1,071	(3,303)

Employee benefit plans:
Amortization of net retirement plan actuarial gain	593	(146)	447
Amortization of net retirement plan prior service cost	53	(13)	40
Employee benefit plans	646	(159)	487
Other comprehensive loss	$(3,728)	$912	$(2,816)

	Nine Months Ended September 30, 2021
(In thousands)	Before-Tax Amount	Tax (Expense) Benefit	Net of Tax
Available-for-sale debt securities:
Change in net unrealized gain/loss during the period	$(32,595)	$7,986	$(24,609)
Reclassification adjustment for net realized gain on sale of available-for-sale debt securities included in net income	(275)	67	(208)
Net unrealized gains/losses	(32,870)	8,053	(24,817)

Employee benefit plans:
Amortization of net retirement plan actuarial loss	2,213	(542)	1,671
Amortization of net retirement plan prior service cost	167	(41)	126
Employee benefit plans	2,380	(583)	1,797
Other comprehensive loss	$(30,490)	$7,470	$(23,020)

	Nine Months Ended September 30, 2020
(In thousands)	Before-Tax Amount	Tax (Expense) Benefit	Net of Tax
Available-for-sale debt securities:
Change in net unrealized gain/loss during the period	$24,592	$(6,029)	$18,563
Reclassification adjustment for net realized gain on sale of available-for-sale debt securities included in net income	(429)	105	(324)
Net unrealized gains/losses	24,163	(5,924)	18,239

Employee benefit plans:
Amortization of net retirement plan actuarial loss	1,775	(435)	1,340
Amortization of net retirement plan prior service cost	160	(39)	121
Employee benefit plans	1,935	(474)	1,461
Other comprehensive income	$26,098	$(6,398)	$19,700

The following table presents the activity in our accumulated other comprehensive income (loss) for the periods indicated:

(In thousands)	Available-for- Sale Debt Securities	Employee Benefit Plans	Accumulated Other Comprehensive (Loss) Income
Balance at June 30, 2021	$3,603	$(51,485)	$(47,882)
Other comprehensive (loss) income before reclassifications	(7,852)	0	(7,852)
Amounts reclassified from accumulated other comprehensive (loss) income	41	599	640
Net current-period other comprehensive (loss) income	(7,811)	599	(7,212)
Balance at September 30, 2021	$(4,208)	$(50,886)	$(55,094)

Balance at January 1, 2021	$20,609	$(52,683)	$(32,074)
Other comprehensive (loss) income before reclassifications	(24,609)	0	(24,609)
Amounts reclassified from accumulated other comprehensive (loss) income	(208)	1,797	1,589
Net current-period other comprehensive (loss) income	(24,817)	1,797	(23,020)
Balance at September 30, 2021	$(4,208)	$(50,886)	$(55,094)

(In thousands)	Available-for- Sale Debit Securities	Employee Benefit Plans	Accumulated Other Comprehensive (Loss) Income
Balance at July 1, 2020	$25,581	$(46,629)	$(21,048)
Other comprehensive income (loss) before reclassifications	(3,303)	0	(3,303)
Amounts reclassified from accumulated other comprehensive (loss) income	0	487	487
Net current-period other comprehensive (loss) income	(3,303)	487	(2,816)
Balance at September 30, 2020	$22,278	$(46,142)	$(23,864)

Balance at January 1, 2020	$4,039	$(47,603)	$(43,564)
Other comprehensive income (loss) before reclassifications	18,563	0	18,563
Amounts reclassified from accumulated other comprehensive (loss) income	(324)	1,461	1,137
Net current-period other comprehensive income	18,239	1,461	19,700
Balance at September 30, 2020	$22,278	$(46,142)	$(23,864)

The following tables present the amounts reclassified out of each component of accumulated other comprehensive (loss) income for the three and nine months ended September 30, 2021 and 2020.

Three Months Ended September 30, 2021
Details about Accumulated other Comprehensive Income (Loss) Components (In thousands)	Amount Reclassified from Accumulated Other Comprehensive (Loss) Income[1]	Affected Line Item in the Statement Where Net Income is Presented
Available-for-sale debt securities:
Unrealized gains and losses on available-for-sale debt securities	$(54)	Net (loss) gain on securities transactions
	13	Tax expense
	(41)	Net of tax
Employee benefit plans:
Amortization of the following [2]
Net retirement plan actuarial loss	(738)	Other operating expense
Net retirement plan prior service cost	(56)	Other operating expense
	(794)	Total before tax
	195	Tax benefit
	$(599)	Net of tax

Three Months Ended September 30, 2020
Details about Accumulated other Comprehensive Income (Loss) Components (In thousands)	Amount Reclassified from Accumulated Other Comprehensive (Loss) Income[1]	Affected Line Item in the Statement Where Net Income is Presented
Available-for-sale debt securities:
Unrealized gains and losses on available-for-sale debt securities	$0	Net (loss) gain on securities transactions
	0	Tax expense
	0	Net of tax
Employee benefit plans:
Amortization of the following[2]
Net retirement plan actuarial loss	(593)	Other operating expense
Net retirement plan prior service cost	(53)	Other operating expense
	(646)	Total before tax
	159	Tax benefit
	$(487)	Net of tax

Nine Months Ended September 30, 2021
Details about Accumulated other Comprehensive Income (Loss) Components (In thousands)	Amount Reclassified from Accumulated Other Comprehensive (Loss) Income[1]	Affected Line Item in the Statement Where Net Income is Presented
Available-for-sale debt securities:
Unrealized gains and losses on available-for-sale debt securities	$275	Net (loss) gain on securities transactions
	(67)	Tax expense
	208	Net of tax
Employee benefit plans:
Amortization of the following[2]
Net retirement plan actuarial loss	(2,213)	Other operating expense
Net retirement plan prior service cost	(167)	Other operating expense
	(2,380)	Total before tax
	583	Tax benefit
	$(1,797)	Net of tax

Nine Months Ended September 30, 2020
Details about Accumulated other Comprehensive Income (Loss) Components (In thousands)	Amount Reclassified from Accumulated Other Comprehensive (Loss) Income[1]	Affected Line Item in the Statement Where Net Income is Presented
Available-for-sale debt securities:
Unrealized gains and losses on available-for-sale debt securities	$429	Net (loss) gain on securities transactions
	(105)	Tax expense
	324	Net of tax
Employee benefit plans:
Amortization of the following[2]
Net retirement plan actuarial loss	(1,775)	Other operating expense
Net retirement plan prior service cost	(160)	Other operating expense
	(1,935)	Total before tax
	474	Tax benefit
	$(1,461)	Net of tax
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

Components of Net Periodic Benefit Cost

	Pension Benefits Three Months Ended		Life and Health Three Months Ended		SERP Benefits Three Months Ended
(In thousands)	9/30/2021	9/30/2020	9/30/2021	9/30/2020	9/30/2021	9/30/2020
Service cost	$0	$0	$47	$43	$58	$54
Interest cost	407	593	45	61	173	228
Expected return on plan assets	(1,413)	(1,354)	0	0	0	0
Amortization of net retirement plan actuarial loss	390	353	78	39	270	200
Amortization of net retirement plan prior service (credit) cost	0	(2)	(15)	(15)	71	71
Net periodic benefit (income) cost	$(616)	$(410)	$155	$128	$572	$553

	Pension Benefits Nine Months Ended		Life and Health Nine Months Ended		SERP Benefits Nine Months Ended
(In thousands)	9/30/2021	9/30/2020	9/30/2021	9/30/2020	9/30/2021	9/30/2020
Service cost	$0	$0	$140	$129	$173	$161
Interest cost	1,221	1,778	135	183	519	685
Expected return on plan assets	(4,239)	(4,062)	0	0	0	0
Amortization of net retirement plan actuarial loss	1,170	1,058	234	116	810	600
Amortization of net retirement plan prior service cost (credit)	0	(7)	(45)	(45)	212	214
Net periodic benefit (income) cost	$(1,848)	$(1,233)	$464	$383	$1,714	$1,660

The service component of net periodic benefit cost for the Company's benefit plans is recorded as a part of salaries and wages in the consolidated statements of income. All other components are recorded as part of other operating expenses in the consolidated statements of income.

The Company realized approximately $1.8 million and $1.5 million, net of tax, as amortization of amounts previously recognized in accumulated other comprehensive (loss) income, for the nine months ended September 30, 2021 and 2020, respectively.

The Company is not required to contribute to the pension plan, but it may make voluntary contributions. The Company did not contribute to the pension plan in the first nine months of 2021 and 2020.

9. Other Income and Operating Expense

Other income and operating expense totals are presented in the table below. Components of these totals exceeding 1% of the aggregate of total noninterest income and total noninterest expenses for any of the periods presented below are stated separately.

	Three Months Ended		Nine Months Ended
(In thousands)	9/30/2021	9/30/2020	9/30/2021	9/30/2020
Noninterest Income
Other service charges	$685	$720	$2,064	$2,108
Earnings from corporate owned life insurance	367	559	1,478	1,617
Net gains on the sales of loans originated for sale	296	378	878	1,245
Other income	421	161	988	1,418
Total other income	$1,769	$1,818	$5,408	$6,388
Noninterest Expenses
Marketing expense	$1,171	$927	$2,798	$2,806
Professional fees	1,854	1,398	5,280	4,654
Legal fees	294	418	735	955
Technology expense	2,913	2,941	8,818	8,771
Cardholder expense	827	827	2,489	2,396
Penalties on prepayment of FHLB borrowings	2,929	0	2,929	0
Other expenses	4,176	4,195	12,470	13,971
Total other operating expense	$14,164	$10,706	$35,519	$33,553

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

The following tables present noninterest income, segregated by revenue streams in-scope and out-of-scope of ASC 606, for the three and nine months ended September 30, 2021 and 2020.

	Three Months Ended
(In thousands)	09/30/2021	09/30/2020
Noninterest Income
In-scope of Topic 606:
Commissions and Fees	$8,930	$8,136
Installment Billing	166	175
Refund of Commissions	(103)	(104)
Contingent Commissions	840	709
Subtotal Insurance Revenues	9,833	8,916
Trust and Asset Management	3,522	3,070
Mutual Fund & Investment Income	1,435	1,222
Subtotal Investment Service Income	4,957	4,292
Service Charges on Deposit Accounts	1,638	1,444
Card Services Income	2,717	2,419
Other	286	285
Noninterest Income (in-scope of ASC 606)	19,431	17,356
Noninterest Income (out-of-scope of ASC 606)	1,423	1,531
Total Noninterest Income	$20,854	$18,887

	Nine Months Ended
(In thousands)	9/30/2021	9/30/2020
Noninterest Income
In-scope of Topic 606:
Commissions and Fees	$24,101	$22,545
Installment Billing	149	96
Refund of Commissions	(92)	(458)
Contract Liabilities/Deferred Revenue	(237)	(208)
Contingent Commissions	3,132	2,241
Subtotal Insurance Revenues	27,053	24,216
Trust and Asset Management	10,222	8,798
Mutual Fund & Investment Income	4,125	3,616
Subtotal Investment Service Income	14,347	12,414
Service Charges on Deposit Accounts	4,579	4,675
Card Services Income	8,051	6,885
Other	885	837
Noninterest Income (in-scope of ASC 606)	54,915	49,027
Noninterest Income (out-of-scope of ASC 606)	4,780	5,997
Total Noninterest Income	$59,695	$55,024

Contract Balances
A contract asset balance occurs when an entity performs a service for a customer before the customer pays consideration or before payment is due, which would result in contract receivables or assets, respectively. A contract liability balance is an entity’s obligation to transfer a service to a customer for which the entity has already received payment or for which payment is due from the customer. The Company’s noninterest revenue streams, excluding some insurance commissions and fees, are largely based on transactional activity, or standard month-end revenue accruals such as asset management fees based on month-end market values. Receivables primarily consist of amounts due for insurance and wealth management services performed for which the Company's performance obligations have been fully satisfied. Receivables for the insurance and wealth management services segments amounted to $6.4 million and $2.1 million, respectively, at September 30, 2021, compared to $5.2 million and $2.2 million, respectively, at December 31, 2020. Included in those amounts are contract assets related to contingent income of $1.9 million and $2.5 million, respectively, at September 30, 2021 and December 31, 2020, and contract liabilities of $0.5 million and $2.0 million, respectively at September 30, 2021 and December 31, 2020.

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

11. Financial Guarantees

The Company currently does not issue any guarantees that would require liability recognition or disclosure, other than standby letters of credit. The Company extends standby letters of credit to its customers in the normal course of business. The standby letters of credit are generally short-term. As of September 30, 2021, the Company’s maximum potential obligation under standby letters of credit was $39.2 million compared to $31.4 million at December 31, 2020. Management uses the same credit policies to extend standby letters of credit that it uses for on-balance sheet lending decisions and may require collateral to support standby letters of credit based upon its evaluation of the counterparty. Management does not anticipate any significant losses as a result of these transactions, and has determined that the fair value of standby letters of credit is not significant.

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

Banking
The Banking segment is primarily comprised of the Company’s four banking subsidiaries: Tompkins Trust Company, a commercial bank with thirteen banking offices located in Ithaca, NY and surrounding communities; The Bank of Castile (DBA Tompkins Bank of Castile), a commercial bank with sixteen banking offices located in the Genesee Valley region of New York State as well as Monroe County; Mahopac Bank (DBA Tompkins Mahopac Bank), a commercial bank with fourteen full-service banking offices located in the counties north of New York City; and VIST Bank (DBA Tompkins VIST Bank), a banking organization with twenty banking offices headquartered and operating in the areas surrounding southeastern Pennsylvania. As described above in greater detail in Note 1 - "Business", the Company's subsidiary banks have announced plans for a rebranding effort, pursuant to which the Company's four wholly-owned banking subsidiaries will be combined into one bank which will conduct business under the "Tompkins" brand name, with a legal name of "Tompkins Community Bank."

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

As of and for the three months ended September 30, 2021
(In thousands)	Banking	Insurance	Wealth Management	Intercompany	Consolidated
Interest income	$61,110	$8	$0	$(4)	$61,114
Interest expense	5,020	0	0	(4)	5,016
Net interest income	56,090	8	0	0	56,098
(Credit) provision for credit loss expense	(1,232)	0	0	0	(1,232)
Noninterest income	6,416	9,950	5,047	(559)	20,854
Noninterest expense	40,587	6,846	3,306	(559)	50,180
Income before income tax expense	23,151	3,112	1,741	0	28,004
Income tax expense	5,351	855	424	0	6,630
Net Income attributable to noncontrolling interests and Tompkins Financial Corporation	17,800	2,257	1,317	0	21,374
Less: Net income attributable to noncontrolling interests	32	0	0	0	32
Net Income attributable to Tompkins Financial Corporation	$17,768	$2,257	$1,317	$0	$21,342

Depreciation and amortization	$2,528	$52	$14	$0	$2,594
Assets	8,051,446	45,855	32,257	(16,448)	8,113,110
Goodwill	64,370	19,866	8,211	0	92,447
Other intangibles, net	1,814	2,102	73	0	3,989
Net loans and leases	5,050,519	0	0	0	5,050,519
Deposits	7,105,651	0	0	(14,753)	7,090,898
Total Equity	659,365	33,529	29,463	0	722,357

As of and for the three months ended September 30, 2020
(In thousands)	Banking	Insurance	Wealth Management	Intercompany	Consolidated
Interest income	$64,316	$1	$0	$(1)	$64,316
Interest expense	6,064	0	0	(1)	6,063
Net interest income	58,252	1	0	0	58,253
Provision for credit loss expense	(218)	0	0	0	(218)
Noninterest income	5,976	9,023	4,434	(546)	18,887
Noninterest expense	37,405	6,559	3,348	(546)	46,766
Income before income tax expense	27,041	2,465	1,086	0	30,592
Income tax expense	5,397	670	263	0	6,330
Net Income attributable to noncontrolling interests and Tompkins Financial Corporation	21,644	1,795	823	0	24,262
Less: Net income attributable to noncontrolling interests	32	0	0	0	32
Net Income attributable to Tompkins Financial Corporation	$21,612	$1,795	$823	$0	$24,230

Depreciation and amortization	$2,474	$57	$18	$0	$2,549
Assets	7,738,933	42,269	26,956	(13,656)	7,794,502
Goodwill	64,585	19,866	7,996	0	92,447
Other intangibles, net	2,600	2,507	104	0	5,211
Net loans and leases	5,346,004	0	0	0	5,346,004
Deposits	6,613,421	0	0	(12,183)	6,601,238
Total Equity	657,370	32,095	24,146	0	713,611

As of and for the nine months ended September 30, 2021
(In thousands)	Banking	Insurance	Wealth Management	Intercompany	Consolidated
Interest income	$180,708	$10	$0	$(14)	$180,704
Interest expense	14,737	0	0	(14)	14,723
Net interest income	165,971	10	0	0	165,981
(Credit) provision for credit loss expense	(6,133)	0	0	0	(6,133)
Noninterest income	19,175	27,531	14,638	(1,649)	59,695
Noninterest expense	113,792	20,044	9,946	(1,649)	142,133
Income before income tax expense	77,487	7,497	4,692	0	89,676
Income tax expense	16,595	2,057	1,129	0	19,781
Net Income attributable to noncontrolling interests and Tompkins Financial Corporation	60,892	5,440	3,563	0	69,895
Less: Net income attributable to noncontrolling interests	96	0	0	0	96
Net Income attributable to Tompkins Financial Corporation	$60,796	$5,440	$3,563	$0	$69,799

Depreciation and amortization	$7,493	$162	$41	$0	$7,696

As of and for the nine months ended September 30, 2020
(In thousands)	Banking	Insurance	Wealth Management	Intercompany	Consolidated
Interest income	$190,960	$3	$0	$(3)	$190,960
Interest expense	23,375	0	0	(3)	23,372
Net interest income	167,585	3	0	0	167,588
Provision for credit loss expense	17,418	0	0	0	17,418
Noninterest income	19,217	24,533	12,903	(1,629)	55,024
Noninterest expense	110,114	19,479	9,740	(1,629)	137,704
Income before income tax expense	59,270	5,057	3,163	0	67,490
Income tax expense	11,665	1,362	752	0	13,779
Net Income attributable to noncontrolling interests and Tompkins Financial Corporation	47,605	3,695	2,411	0	53,711
Less: Net income attributable to noncontrolling interests	101	0	0	0	101
Net Income attributable to Tompkins Financial Corporation	$47,504	$3,695	$2,411	$0	$53,610

Depreciation and amortization	$7,443	$173	$38	$0	$7,654

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

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of September 30, 2021 and December 31, 2020, segregated by the level of valuation inputs within the fair value hierarchy used to measure fair value.

Recurring Fair Value Measurements
September 30, 2021
(In thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Available-for-sale debt securities
U.S. Treasuries	$138,928	$0	$138,928	$0
Obligations of U.S. Government sponsored entities	810,343	0	810,343	0
Obligations of U.S. states and political subdivisions	109,911	0	109,911	0
Mortgage-backed securities – residential, issued by:
U.S. Government agencies	89,320	0	89,320	0
U.S. Government sponsored entities	916,004	0	916,004	0
U.S. corporate debt securities	2,421	0	2,421	0
Total Available-for-sale debt securities	$2,066,927	$0	$2,066,927	$0

Equity securities, at fair value	$910	$0	$0	$910

Recurring Fair Value Measurements
December 31, 2020
(In thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Available-for-sale debt securities
Obligations of U.S. Government sponsored entities	$607,480	$0	$607,480	$0
Obligations of U.S. states and political subdivisions	129,746	0	129,746	0
Mortgage-backed securities – residential, issued by:
U.S. Government agencies	182,108	0	182,108	0
U.S. Government sponsored entities	705,480	0	705,480	0
U.S. corporate debt securities	2,379	0	2,379	0
Total Available-for-sale debt securities	$1,627,193	$0	$1,627,193	$0

Equity securities, at fair value	$929	$0	$0	$929

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

The change in the fair value of equity securities valued using significant unobservable inputs (level 3), for the periods ended September 30, 2021 and December 31, 2020, was immaterial.

There were no transfers between Levels 1, 2 and 3 for the nine months ended September 30, 2021.

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

Certain assets are measured at fair value on a nonrecurring basis. For the Company, these include loans held for sale, individually evaluated loans, and other real estate owned (“OREO”). For the three and nine months ended September 30, 2021, certain individually evaluated loans were remeasured and reported at fair value through a specific valuation allowance and/or partial charge-offs for credit losses based upon the fair value of the underlying collateral. Collateral values are estimated using Level 3 inputs based upon customized discounting criteria. In addition to collateral dependent evaluated loans, certain other real estate owned were remeasured and reported at fair value based upon the fair value of the underlying collateral. The fair values of other real estate owned are estimated using Level 2 inputs based on observable market data or Level 3 inputs based on customized discounting criteria. In general, the fair values of other real estate owned are based upon appraisals, with discounts made to reflect estimated costs to sell the real estate. Upon initial recognition, fair value write-downs are taken through a charge-off to the allowance for credit losses. Subsequent fair value write-downs on other real estate owned are reported in other noninterest expense.

Three months ended September 30, 2021
(In thousands)		Fair value measurements at reporting date using:			Gain (losses) from fair value changes
Assets:	As of 09/30/2021	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Three months ended 9/30/2021
Individually evaluated	$1,122	$0	$0	$1,122	$(150)
Other real estate owned	46	0	46	0	0

Three months ended September 30, 2020
(In thousands)		Fair value measurements at reporting date using:			Gain (losses) from fair value changes
Assets:	As of 09/30/2020	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Three months ended 9/30/2020
Individually evaluated	$6,330	$0	$6,330	$0	$0
Other real estate owned	36	0	36	0	(4)

Nine months ended September 30, 2021
(In thousands)		Fair value measurements at reporting date using:			Gain (losses) from fair value changes
Assets:	As of 09/30/2021	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Nine months ended 9/30/2021
Individually evaluated	$30,848	$0	$0	$30,848	$(150)
Other real estate owned	46	0	46	0	(8)

Nine months ended September 30, 2020
(In thousands)		Fair value measurements at reporting date using:			Gain (losses) from fair value changes
Assets:	As of 09/30/2020	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Nine months ended 9/30/2020
Individually evaluated	$10,759	$0	$10,759	$0	$(1,305)
Other real estate owned	124	0	124	0	(27)

The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments at September 30, 2021 and December 31, 2020. The carrying amounts shown in the table are included in the Consolidated Statements of Condition under the indicated captions.

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

Estimated Fair Value of Financial Instruments
September 30, 2021
(In thousands)	Carrying Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets:
Cash and cash equivalents	$333,487	$333,487	$333,487	$0	$0
Securities - held-to-maturity	269,268	268,283	0	268,283	0
FHLB and other stock	10,366	10,366	0	10,366	0
Accrued interest receivable	23,350	23,350	0	23,350	0
Loans/leases, net[1]	5,050,519	5,072,855	0	0	5,072,855

Financial Liabilities:

Time deposits	$675,499	$679,335	$0	$679,335	$0
Other deposits	6,415,399	6,415,399	0	6,415,399	0
Fed funds purchased and securities sold
under agreements to repurchase	72,490	72,490	0	72,490	0
Other borrowings	110,000	112,573	0	112,573	0
Trust preferred debentures	0	0	0	0	0
Accrued interest payable	900	900	0	900	0

Estimated Fair Value of Financial Instruments
December 31, 2020
(In thousands)	Carrying Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets:
Cash and cash equivalents	$388,462	$388,462	$388,462	$0	$0
FHLB and other stock	16,382	16,382	0	16,382	0
Accrued interest receivable	32,025	32,025	0	32,025	0
Loans/leases, net[1]	5,208,658	5,226,301	0	22,171	5,204,130

Financial Liabilities:

Time deposits	$746,234	$753,045	$0	$753,045	$0
Other deposits	5,691,518	5,691,518	0	5,691,518	0
Fed funds purchased and securities
sold under agreements to repurchase	65,845	65,845	0	65,845	0
Other borrowings	265,000	274,238	0	274,238	0
Trust preferred debentures	13,220	18,483	0	18,483	0
Accrued interest payable	1,727	1,727	0	1,727	0
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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

BUSINESS

Corporate Overview and Strategic Initiatives
Tompkins Financial Corporation (“Tompkins” or the “Company”) is headquartered in Ithaca, New York and is registered as a Financial Holding Company with the Federal Reserve Board under the Bank Holding Company Act of 1956, as amended. The Company is a locally oriented, community-based financial services organization that offers a full array of products and services, including commercial and consumer banking, leasing, trust and investment management, financial planning and wealth management, and insurance services. At September 30, 2021, the Company had four wholly-owned banking subsidiaries: Tompkins Trust Company (the “Trust Company”), The Bank of Castile (DBA Tompkins Bank of Castile), Mahopac Bank (DBA Tompkins Mahopac Bank), and VIST Bank (DBA Tompkins VIST Bank). The Company’s banks have announced plans for a rebranding effort, pursuant to which the Company’s four wholly-owned banking subsidiaries will be combined into one bank, with The Bank of Castile, Mahopac Bank, and VIST Bank merging with and into Tompkins Trust Company. The Company has received all applicable regulatory approvals, and the combined bank will conduct business under the “Tompkins” brand name, with a legal name of “Tompkins Community Bank.” The re-branding and combination is anticipated to take effect in January 2022. The Company also has a wholly-owned insurance agency subsidiary, Tompkins Insurance Agencies, Inc. (“Tompkins Insurance”). The trust division of the Trust Company provides a full array of investment services, including investment management, trust and estate, financial and tax planning as well as life, disability and long-term care insurance services. The Company’s principal offices are located at 118 E. Seneca Street, Ithaca, NY, 14850, and its telephone number is (888) 503-5753. The Company’s common stock is traded on the NYSE American under the Symbol “TMP.”

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

OTHER IMPORTANT INFORMATION

The following discussion is intended to provide an understanding of the consolidated financial condition and results of operations of the Company for the three and nine months ended September 30, 2021. It should be read in conjunction with the Company’s Audited Consolidated Financial Statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, and the Unaudited Consolidated Financial Statements and notes thereto included in Part I of this Quarterly Report on Form 10-Q.

In this Report, there are comparisons of the Company’s performance to that of a peer group, which is comprised of the group of 146 domestic bank holding companies with $3 billion to $10 billion in total assets as defined in the Federal Reserve’s “Bank Holding Company Performance Report” for June 30, 2021 (the most recent report available). Although the peer group data is presented based upon financial information that is one fiscal quarter behind the financial information included in this report, the Company believes that it is relevant to include certain peer group information for comparison to current quarter numbers.

Forward-Looking Statements
This Quarterly Report on Form 10-Q contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The statements contained in this Report that are not statements of historical fact may include forward-looking statements that involve a number of risks and uncertainties. Forward-looking statements may be identified by use of such words as "may", "will", "estimate", "intend", "continue", "believe", "expect", "plan", or "anticipate", and other similar words. Examples of forward-looking statements may include statements regarding the asset quality of the Company's loan portfolios; the level of the Company's allowance for credit losses; whether, when and how borrowers will repay deferred amounts and resume scheduled payments; the sufficiency of liquidity sources; the Company's exposure to changes in interest rates, and to new, changed, or extended government/regulatory expectations; the impact of changes in accounting standards; and trends, plans, prospects, growth and strategies. Forward-looking statements are made based on management’s expectations and beliefs concerning future events impacting the Company and are subject to certain uncertainties and factors relating to the Company’s operations and economic environment, all of which are difficult to predict and many of which are beyond the control of the Company, that could cause actual results of the Company to differ materially from those expressed and/or implied by forward-looking statements. The following factors, in addition to those listed as Risk Factors in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2020, are among those that could cause actual results to differ materially from the forward-looking statements: changes in general economic, market and regulatory conditions; the severity and duration of the COVID-19 pandemic and the impact of the pandemic (including governments' responses to the pandemic) on economic and financial markets, potential regulatory actions, and modifications to our operations, products, and services relating thereto; disruptions in our and our customers’ operations and loss of revenue due to pandemics, epidemics, widespread health emergencies, government-imposed travel/business restrictions, or outbreaks of infectious diseases such as the COVID-19, and the associated adverse impact on our financial position, liquidity, and our customers’ abilities or willingness to repay their obligations to us or willingness to obtain financial services products from the Company; a decision to amend or modify the terms under which our customers are obligated to repay amounts owed to us; the development of an interest rate environment that may adversely affect the Company’s interest rate spread, other income or cash flow anticipated from the Company’s operations, investment and/or lending activities; changes in laws and regulations affecting banks, bank holding companies and/or financial holding companies, such as the Dodd-Frank Act and Basel III and the Economic Growth, Regulatory Relief, and Consumer Protection Act; legislative and regulatory changes in response to COVID-19 with which we and our subsidiaries must comply, including the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act") and the Consolidated Appropriations Act, 2021, and the rules and regulations promulgated thereunder, and federal, state and local government mandates; technological developments and changes; the ability to continue to introduce competitive new products and services on a timely, cost-effective basis; governmental and public policy changes, including environmental regulation; reliance on large customers; uncertainties arising from national and global events, including the potential impact of widespread protests, civil unrest, and political uncertainty on the economy and the financial services industry; and financial resources in the amounts, at the times and on the terms required to support the Company’s future businesses.

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

COVID-19 Pandemic and Recent Events

The COVID-19 global pandemic continued to present health and economic challenges during the third quarter of 2021. During the third quarter, the Company continued to focus on the health and well-being of its workforce, meeting its clients' needs, and supporting its communities. The Company has designated a Pandemic Planning Committee, which includes key individuals across the Company as well as members of Senior Management, to oversee the Company’s response to COVID-19, and has implemented a number of risk mitigation measures designed to protect our employees and customers while maintaining services for our customers and community. These measures included restrictions on business travel, establishment of a remote work environment for most non-customer facing employees, and social distancing restrictions for those employees working at our offices and branch locations. In July 2020, we began initiating the reopening of our offices and reinstatement of branch services, and the return of our workforce, but as of September 30, 2021, approximately 85% of our noncustomer facing employees continued to work remotely. As New York State has eased COVID-19 restrictions, we have lifted our own restrictions including opening our facilities to employees and customers, lifting travel restrictions, and discontinuing other guidelines put in place as a result of the COVID-19 pandemic. However, on-site employees who have not provided proof of vaccination are required to wear masks and follow distancing requirements consistent with CDC guidelines.

Tompkins continues to offer, on a limited basis, assistance to its customers affected by the COVID-19 pandemic by implementing a payment deferral program to assist both consumer and business borrowers that may be experiencing financial hardship due to COVID-19. Our standard program allowed for the deferral of loan payments for up to 90 days; in certain cases we extended additional deferrals or other accommodations. As part of this program, the Company deferred approximately 3,843 loans totaling $1.6 billion. As of September 30, 2021, 3,791 loans totaling approximately $1.4 billion had moved out of the deferral status, of those loans 1.3% were more than 30 days past due. As of September 30, 2021, total loans that continued in a deferral status amounted to approximately $12.8 million, representing 0.25% of total loans. We expect that loans in the deferral program will continue to accrue interest during the deferral period unless otherwise classified as nonperforming. The provisions of the CARES Act and the interagency guidance issued by Federal banking regulators provided clarification related to modifications and deferral programs to assist borrowers who are negatively impacted by the COVID-19 national emergency. The guidance and clarifications detail certain provisions whereby banks are permitted to make deferrals and modifications to the terms of a loan which would not require the loan to be reported as a troubled debt restructuring ("TDR"). In accordance with the CARES Act and the interagency guidance, the Company elected to adopt the provisions to not report qualified loan modifications as TDRs. The relief related to TDRs under the CARES Act was extended by the Consolidated Appropriations Act, 2021. Under the Consolidated Appropriations Act, relief under the CARES Act will continue until the earlier of (i) 60 days after the date the COVID-19 national emergency comes to an end or (ii) January 1, 2022.

Management continues to monitor credit conditions carefully at the individual borrower level, as well as by industry segment, in order to be responsive to changing credit conditions. It is difficult to assess whether a customer that continues to experience COVID-19 related financial hardship will be able to perform under the original terms of the loan once the deferral period ends. Any such inability to perform may result in increases in past due and nonperforming loans. The balance of loans in deferral as of September 30, 2021 reflects a continued decrease, resulting in immaterial industry concentrations as a percentage of each loan segment.

The Company also participated in the U.S. Small Business Administration (“SBA”) Paycheck Protection Program (“PPP”). This program provides borrower guarantees for lenders, and envisions a certain amount of loan forgiveness for loan recipients who properly utilize funds, all in accordance with the rules and regulations established by the SBA for the PPP. The Company began accepting applications for PPP loans on April 3, 2020, and had funded 2,998 loans totaling about $465.6 million when the initial program ended. On January 19, 2021, the Company began accepting both first draw and second draw applications for the reopening of the PPP program. The 2021 PPP program funding closed for new applications on May 12, 2021. The Company funded 2,142 PPP loan applications totaling $228.5 million in 2021.

Out of the total $694.1 million of PPP loans that the Company had funded through October 12, 2021, approximately $552.0 million had been forgiven by the SBA under the terms of the program. Total net deferred fees on the remaining balance of PPP loans amounted to $6.2 million at September 30, 2021.

As of September 30, 2021, the Company's nonperforming assets represented 0.75% of total assets, up from 0.60% at December 31, 2020. Despite relatively stable trends in nonperforming assets and other delinquency, some customers have experienced continued cash flow stress related to the pandemic, resulting in an increase in loans rated Substandard, which totaled $70.2 million at September 30, 2021, up from $68.6 million at December 31, 2020, and up from $45.4 million at September 30, 2020. The downgrades to Substandard were primarily due to one commercial real estate loan totaling $7.5 million, which continues to accrue interest. At September 30, 2021, loans rated Special Mention declined to $98.3 million from $122.7 million at September 30, 2020. As mentioned above, the Company is working with its customers who are dealing with hardships caused by the pandemic, and as part of those efforts, the Company implemented a loan payment deferral program in March 2020 and participates in the PPP. As of September 30, 2021, the Company had not experienced any significant impact to our liquidity or funding capabilities as a result of COVID-19. The Company’s participation as a lender in the PPP has been a use of liquidity; however, the Federal Reserve Bank has provided a lending facility that may be used by banks to obtain funding specifically for PPP loans. PPP loans would be pledged as collateral on a bank's borrowings under the Federal Reserve Bank's designated PPP lending facility. As of September 30, 2021, the Company has not accessed this Federal Reserve Bank PPP lending facility.

RESULTS OF OPERATION

Performance Summary
Net income for the third quarter of 2021 was $21.3 million or $1.45 diluted earnings per share, compared to $24.2 million or $1.63 diluted earnings per share for the same period in 2020. Net income for the first nine months of 2021 was $69.8 million or $4.72 diluted earnings per share compared to $53.6 million or $3.59 diluted earnings per share for the first nine months of 2020.

Net income for the third quarter of 2021 was down $2.9 million or 11.9% when compared to the same quarter in 2020. For the year to date period ending September 30, 2021, net income increased by $16.2 million or 30.1%. Results for the third quarter of 2021 were negatively impacted by approximately $4.1 million ($0.21 per share) of nonrecurring expenses related to the prepayment of borrowings and the redemption of trust preferred securities. Though these transactions had a negative impact on earnings during the third quarter of 2021, management expects that they will have a favorable impact on future earnings by way of reduced interest expense. The increase in net income for the nine months ended September 30, 2021 over the same period in 2020 was mainly a result of lower provisions for credit losses and higher noninterest revenues, partially offset by higher noninterest expenses which included penalties of $2.9 million related to the prepayment of FHLB advances, and a higher effective tax rate.

Return on average assets (“ROA”) for the quarter ended September 30, 2021 was 1.05%, compared to 1.27% for the quarter ended September 30, 2020. Return on average shareholders’ equity (“ROE”) for the third quarter of 2021 was 11.55%, compared to 13.59% for the same period in 2020. For the year-to-date period ended September 30, 2021, ROA and ROE totaled 1.17% and 12.87%, respectively, compared to 0.99% and 10.33%, for the same period in 2020.

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

Banking Segment
The banking segment reported net income of $17.8 million for the third quarter of 2021, a decrease of $3.8 million or 17.8% from net income of $21.6 million for the same period in 2020. For the nine months ended September 30, 2021, the banking segment reported net income of $60.8 million, an increase of $13.3 million or 28.0% from the same period in 2020.

Net interest income of $56.1 million for the third quarter of 2021 was down $2.2 million or 3.7% from the same period in 2020. For the nine months ended September 30, 2021, net interest income of $166.0 million was down $1.6 million or 1.0% compared to the first nine months of 2020. The decrease in net interest income for the three and nine month period ended September 30, 2021 over the same periods in 2020 was mainly driven by the decrease in average asset yields offsetting the favorable impact of an increase in average earning assets and lower funding costs. Net interest income for the three and nine months ended September 30, 2021 included net deferred loan fees associated with PPP loans of $3.3 million and $8.0 million, respectively, compared to net deferred loan fees of $2.4 million and $4.8 million for the three and nine months ended September 30, 2020, respectively. Interest expense for the three and nine months ended September 30, 2021, respectively, was negatively impacted by an accelerated non-cash purchase accounting discount of $1.2 million and $1.9 million, respectively, related to the redemption of trust preferred securities.

The provision for credit losses was a credit of $1.2 million for the three months ended September 30, 2021, compared to a credit of $218,000 for the same period in 2020. For the nine month period ended September 30, 2021, the provision for credit losses was a credit of $6.1 million compared to a provision of $17.4 million for the same period in 2020. The first quarter of 2020 included a provision expense of $16.8 million related to the impact of the economic conditions due to COVID-19 on economic forecasts and other model assumptions relied upon by management in determining the allowance for credit losses, and reflects the calculation of the allowance for credit losses in accordance with ASU 2016-13. For additional information, see the section titled "The Allowance for Credit Losses" below.

Noninterest income of $6.4 million for the three months ended September 30, 2021 was up $440,000 or 7.4% compared to the same period in 2020. The increase was mainly in card services income and service charges on deposits accounts, which were up $298,000 or 12.3% and $194,000 or 13.4%, respectively, over the same quarter in 2020. For the nine months ended September 30, 2021, noninterest income of $19.2 million was down $42,000 or 0.2% compared to the nine months ended September 30, 2020.

Noninterest expense of $40.6 million and $113.8 million, respectively, for the three and nine months ended September 30, 2021, was up $3.2 million or 8.5% and $3.7 million or 3.3%, respectively, from the same periods in 2020. Included in the quarter and year-to-date periods of 2021 were penalties of $2.9 million related to the prepayment of $135.0 million in FHLB fixed rate advances. The advances, which were paid off in September 2021, carried a weighted average interest rate of 2.26% and had a weighted average maturity of 1.25 years.

Insurance Segment
The insurance segment reported net income of $2.3 million for the three months ended September 30, 2021, which was up $462,000 or 25.7% compared to the third quarter of 2020. Total noninterest revenue was up $927,000 or 10.3% for the third quarter of 2021 compared to the same quarter in the prior year, primarily due to growth in commercial lines revenue. The growth in commercial lines revenue is attributed to increased new business, growth within the existing client base, and premium increases related to change in general market conditions.

For the nine months ended September 30, 2021, net income was up $1.7 million or 47.2% compared to the same period in the prior year. Total revenue was up $3.0 million or 12.2% compared to the same period in the prior year. The increase in revenues and net income for the nine months ended September 30, 2021 compared to the prior year is mainly due to growth in overall commission revenue of $1.5 million or 6.8%, primarily in commercial lines, and contingency income, which was up $890,000 or 39.7%. In addition, revenue for the prior year was reduced by an increase in reserves for cancellations and policy changes as a result of economic uncertainties related to COVID-19.

Noninterest expenses for the three months ended September 30, 2021 were up $287,000 or 4.4% compared to the three months ended September 30, 2020. Year-to-date noninterest expenses were up $565,000 or 2.9% compared to the nine months ended September 30, 2020. The increases in noninterest expenses for the three and nine months ended September 30, 2021 were mainly the result of increases in wages and new business commissions along with related taxes and benefits tied to the increase in commission revenue. Certain expenses continue to be below average as a result of pandemic-related travel and business restrictions.

Wealth Management Segment
The wealth management segment reported net income of $1.3 million for the three months ended September 30, 2021, which was up $494,000 or 60.0% compared to the third quarter of 2020. Revenue for the third quarter of 2021 was up $614,000 or 13.8% compared to the third quarter of 2020. The increase for the three months ended September 30, 2021 was mainly due to an increase in advisory fee income resulting from the growth in assets under management. Total expense for the third quarter of 2021 was in line with the third quarter of 2020. For the nine months ended September 30, 2021, net income of $3.6 million was up $1.2 million or 47.8% compared to the prior year, mainly due to an increase in advisory fee income over the same period prior year, for the same reason as the quarterly increase. Noninterest expense for the nine months ended September 30, 2021, was up 2.1% over the same period in 2020, driven mainly by increases in salaries and wages.

Net Interest Income
The following tables show average interest-earning assets and interest-bearing liabilities, and the corresponding yield or cost associated with each for the three and nine month periods ended September 30, 2021 and 2020.

Average Consolidated Statements of Condition and Net Interest Analysis (Unaudited)
	Quarter Ended			Quarter Ended
	September 30, 2021			September 30, 2020
	Average			Average
	Balance		Average	Balance		Average
(Dollar amounts in thousands)	(QTD)	Interest	Yield/Rate	(QTD)	Interest	Yield/Rate
ASSETS
Interest-earning assets
Interest-bearing balances due from banks	$376,341	$136	0.14%	$326,908	$83	0.10%
Securities (1)
U.S. Government securities	2,133,984	6,467	1.20%	1,332,240	5,362	1.60%
State and municipal (2)	109,375	697	2.53%	122,932	816	2.64%
Other securities (2)	3,417	23	2.64%	3,433	25	2.88%
Total securities	2,246,776	7,187	1.27%	1,458,605	6,203	1.69%
FHLBNY and FRB stock	15,330	196	5.07%	18,319	307	6.66%
Total loans and leases, net of unearned income (2)(3)	5,115,253	53,989	4.19%	5,400,217	58,507	4.31%
Total interest-earning assets	7,753,700	61,508	3.15%	7,204,049	65,100	3.59%
Other assets	348,370			377,960
Total assets	$8,102,070			$7,582,009
LIABILITIES & EQUITY
Deposits
Interest-bearing deposits
Interest bearing checking, savings, & money market	4,090,840	906	0.09%	3,796,615	1,671	0.18%
Time deposits	707,212	1,700	0.95%	697,026	2,534	1.45%
Total interest-bearing deposits	4,798,052	2,606	0.22%	4,493,641	4,205	0.37%
Federal funds purchased & securities sold under agreements to repurchase	60,798	17	0.11%	47,527	19	0.16%
Other borrowings	224,459	1,156	2.04%	303,587	1,623	2.13%
Trust preferred debentures	3,444	1,237	142.50%	17,135	216	5.02%
Total interest-bearing liabilities	5,086,753	5,016	0.39%	4,861,890	6,063	0.50%
Noninterest bearing deposits	2,165,537			1,897,999
Accrued expenses and other liabilities	116,663			112,636
Total liabilities	7,368,953			6,872,525
Tompkins Financial Corporation Shareholders’ equity	731,629			707,996
Noncontrolling interest	1,488			1,488
Total equity	733,117			709,484

Total liabilities and equity	$8,102,070			$7,582,009
Interest rate spread			2.76%			3.10%
Net interest income/margin on earning assets		56,492	2.89%		59,037	3.26%

Tax Equivalent Adjustment		(394)			(784)
Net interest income per consolidated financial statements		$56,098			$58,253

Average Consolidated Statements of Condition and Net Interest Analysis (Unaudited)
	Year to Date Period Ended			Year to Date Period Ended
	September 30, 2021			September 30, 2020
	Average			Average
	Balance		Average	Balance		Average
(Dollar amounts in thousands)	(YTD)	Interest	Yield/Rate	(YTD)	Interest	Yield/Rate
ASSETS
Interest-earning assets
Interest-bearing balances due from banks	$333,769	$266	0.11%	$111,775	$90	0.11%
Securities (1)
U.S. Government securities	1,920,717	16,417	1.14%	1,242,659	18,236	1.96%
State and municipal (2)	114,809	2,200	2.56%	110,058	2,225	2.70%
Other securities (2)	3,420	69	2.70%	3,429	93	3.61%
Total securities	2,038,946	18,686	1.23%	1,356,146	20,554	2.02%
FHLBNY and FRB stock	16,328	608	4.98%	22,175	1,130	6.81%
Total loans and leases, net of unearned income (2)(3)	5,225,087	162,355	4.15%	5,197,757	170,853	4.40%
Total interest-earning assets	7,614,130	181,915	3.19%	6,687,853	192,627	3.85%
Other assets	346,441			536,424
Total assets	$7,960,571			$7,224,278
LIABILITIES & EQUITY
Deposits
Interest-bearing deposits
Interest bearing checking, savings, & money market	4,002,724	2,943	0.10%	3,557,326	7,973	0.30%
Time deposits	727,445	5,616	1.03%	693,922	8,208	1.58%
Total interest-bearing deposits	4,730,169	8,559	0.24%	4,251,248	16,181	0.51%
Federal funds purchased & securities sold under agreements to repurchase	57,498	48	0.11%	54,481	76	0.19%
Other borrowings	254,002	3,883	2.04%	397,511	6,357	2.14%
Trust preferred debentures	9,849	2,233	30.32%	17,093	758	5.93%
Total interest-bearing liabilities	5,051,518	14,723	0.39%	4,720,332	23,372	0.66%
Noninterest bearing deposits	2,066,567			1,699,317
Accrued expenses and other liabilities	117,383			111,643
Total liabilities	7,235,468			6,531,292
Tompkins Financial Corporation Shareholders’ equity	723,645			691,530
Noncontrolling interest	1,458			1,456
Total equity	725,103			692,986

Total liabilities and equity	$7,960,571			$7,224,278
Interest rate spread			2.80%			3.19%
Net interest income/margin on earning assets		167,192	2.94%		169,255	3.38%

Tax Equivalent Adjustment		(1,211)			(1,667)
Net interest income per consolidated financial statements		$165,981			$167,588
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

Net Interest Income
Net interest income is the Company’s largest source of revenue, representing 72.9% and 73.5%, respectively, of total revenues for the three and nine months ended September 30, 2021, compared to 75.5% and 75.3% for the same periods in 2020. Net interest income is dependent on the volume and composition of interest earning assets and interest-bearing liabilities and the level of market interest rates. The above table shows average interest-earning assets and interest-bearing liabilities, and the corresponding yield or cost associated with each.

Taxable-equivalent net interest income for the three months ended September 30, 2021 decreased $2.2 million or 3.7% from the same period in the prior year. The decrease resulted mainly from the decrease in average asset yields more than offsetting lower average funding costs and the growth in average interest-earning assets. Taxable-equivalent net interest income for the nine month period ended September 30, 2021 decreased $1.6 million or 1.0% from the nine month period ended September 30, 2020. Net interest income in the first nine months of 2021 benefited from the growth in average earning assets, which were up 13.9% over the same nine month period in 2020, and lower average funding costs. The growth in average earning assets and lower average funding costs were more than offset by the decrease in average asset yields resulting from lower market interest rates over the trailing twelve month period as well as a greater percentage of earning assets being comprised of lower yielding securities and interest bearing balances due from banks, when compared to the same period in 2020.

Net interest margin for the three months ended September 30, 2021 was 2.89% compared to 3.26% in 2020. Net interest margin for the nine months ended September 30, 2021 was 2.94% compared to 3.38% for the same period in 2020. The decrease in net interest margin for the three and nine months ended September 30, 2021 compared to the same periods in 2020 was mainly due to the effect of declining market interest rates on earning asset yields and a shift in composition of average earning assets, with a greater mix of lower yielding average earning assets, mainly securities and interest bearing balances, partially offset by lower funding costs.

Taxable-equivalent interest income for the three and nine months ended September 30, 2021, was $61.5 million and $181.9 million, respectively, down 5.5% and 5.6%, respectively, compared to the same periods in 2020. Both the quarter-over-quarter and year-over-year decrease in taxable-equivalent interest income was mainly a result of lower average asset yields, partially offset by growth in average earning assets. Average asset yields for the three and nine months ended September 30, 2021 were down 44 and 66 basis points, respectively, compared to the same periods in 2020, mainly driven by the decrease in market interest rates as well as the growth in lower yielding securities and interest bearing balances. For the three and nine months ended September 30, 2021, average earning assets were up $549.7 million or 7.6% and $926.3 million or 13.9%, respectively, over the same periods in 2020, with the majority of growth in securities and interest bearing balances due from banks. Average loan balances for the three months ended September 30, 2021, were $285.0 million or 5.3% below the three months ended September 30, 2020, and for the nine months ended September 30, 2021 were in line with the nine months ended September 30, 2020, while the average yield on loans decreased 12 and 25 basis points, respectively, for the three and nine months ended September 30, 2021, compared to the same periods in 2020. The decrease in average loans was primarily due to a decline in average PPP loans from the third quarter of 2020 to the third quarter of 2021. As a result of its participation in the SBA's PPP, the Company recorded net deferred loan fees of $3.3 million and $8.0 million, respectively, in the three and nine months ended September 30, 2021, compared to $2.4 million and $4.8 million, respectively, for the three and nine months ended September 30, 2020. These net deferred loan fees are included in interest income. Average securities balances for the three and nine months ended September 30, 2021, were up $788.2 million or 54.0% and $682.8 million or 50.4%, respectively, and the average yield on securities was down 42 basis points and down 79 basis points, respectively, compared to the same periods in 2020. Average interest bearing balances for the three and nine months ended September 30, 2021, were up $49.4 million and $222.0 million, respectively, over the same periods in 2020.

Interest expense for the three and nine months ended September 30, 2021, decreased by $1.0 million or 17.3% and $8.6 million or 37.0%, respectively, compared to the same periods in 2020, driven mainly by decreases in rates paid on deposits and borrowings as a result of lower market interest rates, and a decrease in average borrowings. Interest expense for the three and nine months ended September 30, 2021 was negatively impacted by an accelerated non-cash purchase accounting discount related to the redemption of trust preferred securities of $1.2 million and $1.9 million, respectively. Growth in average deposit balances contributed to a decrease in higher cost borrowings. The average cost of interest-bearing deposits during the three and nine months ended September 30, 2021 was 0.22% and 0.24%, respectively, down 16 basis points and 27 basis points, respectively, compared to the same periods in 2020. Average interest-bearing deposits for the third quarter of 2021 were up $304.4 million or 6.8% compared to the same period in 2020, while year-to-date average interest-bearing deposits were up $478.9 million or 11.3% compared to the same period in 2020. Average noninterest bearing deposits were up $267.5 million or 14.1% for the three months ended September 30, 2021 when compared to the third quarter of 2020, and for the nine months ended September 30, 2021 were up $367.3 million or 21.6% compared to the same period in 2020. Average deposit balances continue to benefit from the PPP loan program, as the majority of the proceeds of the PPP loans funded by Tompkins during 2020 and the first half of 2021 were deposited in Tompkins checking accounts. Additionally, consumer deposit balances benefited from other government stimulus programs. Average other borrowings for the three and nine months ended September 30, 2021 were down $79.1 million or 26.1% and $143.5 million or 36.1%, respectively, compared to the same periods in 2020, mainly due to decreases in term borrowings with the FHLB as a result of deposit growth. In September 2021, the Company prepaid $135.0 million of fixed rate FHLB advances, incurring prepayment penalties of $2.9 million. The advances carried a weighted average rate of 2.26% and had a weighted average maturity of 1.25 years.

Provision for Credit Losses
The provision for credit losses represents management’s estimate of the amount necessary to maintain the allowance for credit losses ("ACL") at an appropriate level. Provision for credit losses in the third quarter of 2021 was a credit of $1.2 million, compared to a credit of $218,000 for the third quarter of 2020. Provision for credit losses for the nine months ended September 30, 2021 was a credit of $6.1 million, compared to an expense of $17.4 million for the same period in 2020. The provision for credit losses for the three and nine months ended September 30, 2021 included a credit to provision of $55,000 and a provision expense of $273,000 related to off-balance sheet credit exposures compared to a credit to provision of $417,000 and a provision expense of $1.3 million, respectively, for the periods in 2020. The changes compared to prior year were mainly due to improvement in the macroeconomic factor assumptions utilized in the calculation which resulted in a negative provision expense for the three months ended September 30, 2021 due to the improving economic conditions. The first quarter of 2020 included a provision expense of $16.8 million related to the impact of COVID-19 on economic forecasts and other model assumptions relied upon by management in determining the allowance, and reflects the calculation of the allowance for credit losses in accordance with ASU 2016-13. The section captioned “Financial Condition – The Allowance for Credit Losses” below has further details on the allowance for credit losses and asset quality metrics.

Noninterest Income
Noninterest income was $20.9 million for the third quarter of 2021, which was up 10.4% compared to the third quarter of 2020, and was $59.7 million for the first nine months of 2021, up 8.5% from the same period prior year. Noninterest income represented 27.1% of total revenue for the third quarter of 2021 and 26.5% for the nine months ended September 30, 2021, compared to 24.5% and 24.7%, respectively, for the same periods in 2020.

Insurance commissions and fees, the largest component of noninterest income, were $9.8 million for the third quarter of 2021, an increase of 10.3% from the same period prior year. The increase in insurance commissions and fees in the third quarter of 2021 over the same period in 2020, was mainly in commercial property and casualty commissions and contingency income. For the first nine months of 2021, insurance commissions and fees were up $2.8 million or 11.7% compared to the same period in 2020. The increase in revenues for the nine months ended September 30, 2021, compared to the prior year, primarily due to growth in commercial lines revenue, attributable to increased new business, growth within the existing client base, and premium increases related to change in general market conditions and exposures for certain business sectors. In addition, revenues for the prior year were reduced by an increase in reserves for cancellations and policy changes as a result of economic uncertainties related to the COVID-19 pandemic.

Investment services income of $5.0 million in the third quarter of 2021 was up $665,000 or 15.5% compared to the third quarter of 2020. For the first nine months of 2021, investment services income was up $1.9 million or 15.6% compared to the same period in 2020. The increase for both the three and nine month periods in 2021 was mainly due to an increase in advisory fee income resulting from the growth in assets under management, driven by new business and an increase in fair value due to favorable market conditions. Investment services income includes trust services, financial planning, wealth management services, and brokerage related services. The fair value of assets managed by, or in custody of, Tompkins was $5.3 billion at September 30, 2021, which included $1.7 billion of Company-owned securities where Tompkins Trust Company is custodian. The fair value of assets managed by, or in custody of, Tompkins was $4.3 billion at September 30, 2020.

Card services income for the three and nine months ended September 30, 2021, was up $298,000 or 12.3%, and $1.2 million or 17.0%, respectively, compared to the same periods in 2020. Debit card income, the largest component of card services income, was up $199,000 or 11.4% compared to the same quarter in the prior year, and up $971,000 or 19.7% from the first nine months of 2020. Contributing to the increase in debit card income were higher transaction volumes in 2021 when compared to 2020 levels, which had been lower due to the COVID-19 pandemic.

Other income of $1.8 million in the third quarter of 2021 was down $49,000 or 2.7% compared to the same period in 2020. For the first nine months of 2021, other income of $5.4 million was down $980,000 or 15.3% compared to the same period in 2020. The decrease for the nine months ended September 30, 2021 compared to the same period in 2020, was mainly due to lower gains on sales of residential mortgage loans, which were down $367,000 or 29.5%, and lower earnings on corporate owned life insurance, which were down $123,000 or 7.5%.

Noninterest Expense
Noninterest expense of $50.2 million for the third quarter of 2021 and $142.1 million for the first nine months of 2021, was up 7.3% and 3.2%, respectively, compared to the same periods in 2020.

Expenses associated with compensation and benefits comprise the largest component of noninterest expense, representing 61.0% and 62.9% of total noninterest expense for the three and nine months ended September 30, 2021. Salaries and wages expense for the three and nine months ended September 30, 2021 increased by $874,000 or 3.7%, and $2.0 million or 2.9%, respectively, compared to the same periods in 2020. The increases were mainly due to normal merit adjustments and increases in incentive-related compensation. Employee benefits for the three and nine months ended September 30, 2021, decreased by $913,000 or 13.7%, and $373,000 or 2.0%, respectively, over the same periods in 2020, mainly as a result of lower health care expense for the three and nine month periods ended September 30, 2021 compared to the same periods in 2020.

Other expense categories, not related to compensation and benefits, for the three months ended September 30, 2021 were up $3.5 million or 21.4% for the three months ended September 30, 2020, and up $2.8 million or 5.6% for the same nine month period in 2020. Expenses for three and nine months ended September 30, 2021, included a nonrecurring expense of $2.9 million representing the prepayment penalty related to prepayment of $135.0 million in FHLB fixed rate advances. The advances, which were paid off in September 2021, carried a weighted average interest rate of 2.26% and had a weighted average maturity of 1.25 years. This transaction had a negative impact on current period earnings, but management expect it to have a favorable impact on future earnings by way of reduced interest expense. Marketing expenses for the three months ended September 30, 2021 were up $244,000 or 26.3%, and for the first nine months of 2021 were flat when compared to the same period in 2020. Professional fees expense for the three and nine months ended September 30, 2021 were up $456,000 or 32.6% and $626,000 or 13.5%, respectively, when compared to the same periods in 2020.

Income Tax Expense
The provision for income taxes was $6.6 million for an effective rate of 23.7% for the third quarter of 2021, compared to tax expense of $6.3 million and an effective rate of 20.7% for the same quarter in 2020. For the first nine months of 2021, the provision for income taxes was $19.8 million for an effective rate of 22.1% compared to tax expense of $13.8 million and an effective rate of 20.4% for the same period in 2020. The effective rates differ from the U.S. and state statutory rates primarily due to the effect of tax-exempt income from loans, securities and life insurance assets, and the income tax effects associated with stock based compensation. The increase in the effective tax rate for the three and nine months ended September 30, 2021 over the same periods in 2020 was due to a higher level of taxable income to total income.

The Company's three New York based banking subsidiaries each have an investment in a real estate investment trust that provides certain benefits on its New York State tax return for qualifying entities. A condition to claim the benefit is that the consolidated company has average assets of no more than $8 billion for the taxable year. As of September 30, 2021, the Company's consolidated average assets, as defined by New York tax law, were under the $8.0 billion. The Company will continue to monitor the consolidated average assets through year-end 2021 to determine future eligibility.

FINANCIAL CONDITION

Total assets were $8.1 billion at September 30, 2021, up $490.9 million or 6.4% from December 31, 2020. The increase in total assets over year-end 2020 was mainly in securities balances, which increased $709.0 million or 43.6% compared to December 31, 2020. Total loan balances were $5.1 billion at September 30, 2021, down $163.5 million or 3.1% compared to the $5.3 billion reported at year-end 2020. Total cash and cash equivalents were down $55.0 million or 14.2% compared to December 31, 2020. Total deposits at September 30, 2021 were up $653.1 million or 10.2% from December 31, 2020. Other borrowings at September 30, 2021 decreased $155.0 million or 58.5% from December 31, 2020, as deposit growth was used to reduce borrowings.

Securities
As of September 30, 2021, the Company’s securities portfolio was $2.3 billion or 28.8% of total assets, compared to $1.6 billion or 21.4% of total assets at year end 2020. The increase in securities from year-end 2020 was largely due to the investment of excess cash driven by deposit growth and PPP loan forgiveness, into the securities portfolio. The following table details the composition of the securities portfolio.

Available-for-Sale Debt Securities
	September 30, 2021		December 31, 2020
(In thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
U.S. Treasuries	$140,373	$138,928	$0	$0
Obligations of U.S. Government sponsored entities	813,833	810,343	599,652	607,480
Obligations of U.S. states and political subdivisions	107,912	109,911	126,642	129,746
Mortgage-backed securities - residential, issued by
U.S. Government agencies	88,135	89,320	179,538	182,108
U.S. Government sponsored entities	919,745	916,004	691,562	705,480
U.S. corporate debt securities	2,500	2,421	2,500	2,379
Total available-for-sale debt securities	$2,072,498	$2,066,927	$1,599,894	$1,627,193

Held-to-Maturity Debt Securities
	September 30, 2021		December 31, 2020
(In thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
U.S. Treasuries	$86,740	$86,431	$0	$0
Obligations of U.S. Government sponsored entities	182,528	181,852	0	0
Total held-to-maturity debt securities	$269,268	$268,283	$0	$0

As of September 30, 2021, the available-for-sale debt securities portfolio had net unrealized losses of $5.6 million compared to net unrealized gains of $29.5 million at December 31, 2020. The decrease in unrealized gains related to the available-for-sale debt securities portfolio, which reflects the amount that the amortized cost exceeds fair value, was due primarily to decreases in market interest rates during the first nine months of 2021. Management’s policy is to purchase investment grade securities that on average have relatively short duration, which helps mitigate interest rate risk and provides sources of liquidity without significant risk to capital.

The Company evaluates available-for-sale and held-to-maturity debt securities in an unrealized loss position to determine whether the decline in the fair value below the amortized cost basis (impairment) is the result of changes in interest rates or reflects a fundamental change in the credit worthiness of the underlying issuer. Any impairment that is not credit related is recognized in other comprehensive income, net of applicable taxes. Credit-related impairment is recognized as an allowance for credit losses (“ACL”) on the balance sheet, limited to the amount by which the amortized cost basis exceeds the fair value, with a corresponding adjustment to earnings. Both the ACL and the adjustment to net income may be reversed if conditions change.

The Company determined that at September 30, 2021, all impaired available-for-sale and held-to-maturity debt securities were primarily attributable to changes in interest rates and levels of market liquidity, relative to when the investment securities were purchased, and not due to the credit worthiness of the underlying issuers. The Company does not have the intent to sell these securities and does not believe it is more likely than not that the Company will be required to sell these securities before a recovery of amortized cost. Therefore, the Company carried no ACL at September 30, 2021 and there was no credit loss expense recognized by the Company with respect to the securities portfolio during the three and nine months ended September 30, 2021.

Loans and Leases
Loans and leases as of the end of the third quarter and prior year-end period were as follows:

(In thousands)	9/30/2021	12/31/2020
Commercial and industrial
Agriculture	$78,335	$94,489
Commercial and industrial other	727,944	792,987
PPP loans	141,930	291,252
Subtotal commercial and industrial	948,209	1,178,728
Commercial real estate
Construction	170,646	163,016
Agriculture	192,183	201,866
Commercial real estate other	2,253,190	2,204,310
Subtotal commercial real estate	2,616,019	2,569,192
Residential real estate
Home equity	185,625	200,827
Mortgages	1,270,005	1,235,160
Subtotal residential real estate	1,455,630	1,435,987
Consumer and other
Indirect	5,595	8,401
Consumer and other	66,694	61,399
Subtotal consumer and other	72,289	69,800
Leases	14,337	14,203
Total loans and leases	5,106,484	5,267,910
Less: unearned income and deferred costs and fees	(9,706)	(7,583)
Total loans and leases, net of unearned income and deferred costs and fees	$5,096,778	$5,260,327

Total loans and leases of $5.1 billion at September 30, 2021 were down $163.5 million or 3.1% from December 31, 2020, mainly in the commercial portfolio and largely due to a net decline in PPP loans. PPP loans decreased $149.4 million from $291.3 million at year-end 2020 to $141.9 million at September 30, 2021. As of September 30, 2021, total loans and leases represented 62.8% of total assets compared to 69.0% of total assets at December 31, 2020. The decrease in total loans and leases as a percentage of total assets reflects growth in the securities portfolio driven by deposit growth and PPP loan forgiveness since December 31, 2020.

Residential real estate loans, including home equity loans, were $1.5 billion at September 30, 2021, up $19.6 million or 1.4% compared to December 31, 2020, and comprised 28.6% of total loans and leases at September 30, 2021. Changes in residential loan balances reflect the Company’s decision to retain these loans or sell them in the secondary market due to interest rate considerations. The Company’s Asset/Liability Committee meets regularly and establishes standards for selling and retaining residential real estate mortgage originations.

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

During the first nine months of 2021 and 2020, the Company sold residential loans totaling $27.7 million and $35.3 million, respectively, recognizing gains of $878,000 and $1.2 million, respectively. These residential real estate loans were sold without recourse in accordance with standard secondary market loan sale agreements. When residential mortgage loans are sold, the Company typically retains all servicing rights, which provides the Company with a source of fee income. Mortgage servicing rights totaled $1.1 million at September 30, 2021 and $981,000 at December 31, 2020.

Commercial real estate loans and commercial and industrial loans totaled $2.6 billion and $948.2 million, respectively, and represented 51.3% and 18.6%, respectively of total loans and leases as of September 30, 2021. The commercial real estate portfolio was up $46.8 million or 1.8% over year-end 2020, while commercial and industrial loans were down $230.5 million or 19.6%. The decrease in commercial and industrial loans over year-end included a net decline of $149.3 million of PPP loans that had been forgiven by the SBA under the terms of the program. As of September 30, 2021, agriculturally-related loans totaled $270.5 million or 5.3% of total loans and leases, compared to $296.4 million or 5.6% of total loans and leases at December 31, 2020. Agriculturally-related loans include loans to dairy farms and crop farms. Agriculturally-related loans are primarily made based on identified cash flows of the borrower with consideration given to underlying collateral, personal guarantees, and government related guarantees. Agriculturally-related loans are generally secured by the assets or property being financed (commercial real estate) or other business assets such as accounts receivable, livestock, equipment or commodities/crops (commercial).

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

The Company's loan and lease customers are located primarily in the New York and Pennsylvania communities served by its four subsidiary banks. Although operating in numerous communities in New York State and Pennsylvania, the Company is still dependent on the general economic conditions of these states and the local economic conditions of the communities within those states in which the Company does business. The suspension of business activities in our market area related to the COVID-19 pandemic led to a significant increase in unemployment rates in 2020 as compared to pre-pandemic levels and has had a negative effect on our customers. Although New York and Pennsylvania unemployment rates have improved since their peak in the second quarter of 2020, there continues to be uncertainty regarding how long those conditions will continue to exist and whether continued restrictions will cause an increase in unemployment rates or other worsening of economic conditions. As a result, the economic consequences of the pandemic on our market area generally and on the Company in particular continue to be difficult to quantify.

The Allowance for Credit Losses
The below table represents the allowance for credit losses as of September 30, 2021 and December 31, 2020. The table provides, as of the dates indicated, an allocation of the allowance for credit losses for inherent loan losses by type. The allocation is neither indicative of the specific amounts or the loan categories in which future charge-offs may occur, nor is it an indicator of future loss trends. The allocation of the allowance for credit losses to each category does not restrict the use of the allowance to absorb losses in any category.

(In thousands)	9/30/2021	12/31/2020
Allowance for credit losses
Commercial and industrial	$6,198	$9,239
Commercial real estate	29,084	30,546
Residential real estate	9,415	10,257
Consumer and other	1,496	1,562
Finance leases	66	65
Total	$46,259	$51,669

As of September 30, 2021, the total allowance for credit losses was $46.3 million, down $5.4 million or 10.5% compared to December 31, 2020. The ACL as a percentage of total loans measured 0.91% at September 30, 2021, compared to 0.98% at December 31, 2020.

The decrease in the ACL from year-end 2020 reflects lower estimated reserves driven primarily by improvements in forecasts for unemployment and the gross domestic product used in the model relied upon by management in the third quarter of 2021 compared to the forecasts at year-end 2020. The decrease in the ACL resulting from favorable economic forecasts was partially offset by increases in reserves for specific loans within the hospitality industry that have an elevated level of risk due to the adverse economic impact of the COVID-19 pandemic. Although we have seen improved occupancy rates in the hospitality industry in recent months, we continue to closely monitor this industry.

During the third quarter of 2021, we continued to see a decrease in the number and balances of loans in our pandemic-related payment deferral program compared to prior periods, as loans returned to repayment status. Loans in our payment deferral program totaled $12.8 million at September 30, 2021, down from $129.4 million at June 30, 2021 and $212.2 million at December 31, 2020. At September 30, 2021, the delinquency rate for customers who returned to repayment status remained low, at 1.31%. We continue to have qualitative reserves for loans that were in the payment deferral program, based on a period of performance. Estimates of future delinquency and credit loss performance is extremely difficult given the uncertainties centering around the evolution of the virus, including the spread of the Delta variant, the efficacy of vaccination programs, the related pace of the full resumption of business activities, and the strength of the economic recovery as government assistance programs are phased out. The qualitative reserves were added to all portfolio segments, with the majority in commercial real estate, followed by residential real estate and commercial and industrial. The Company had net recoveries of $995,000 in the first nine months of 2021, compared to net charge-offs of $1.2 million for the same period in 2020.

The ratio of ACL to total loans is also impacted by the inclusion of PPP loans in our loan portfolio. Since PPP loans are guaranteed by the SBA, there are no reserves allocated to these loans. Excluding PPP loans from total loans results in an ACL to total loan ratio of 0.93% at September 30, 2021, down from 1.04% at December 31, 2020.

Asset quality measures at September 30, 2021 were mixed compared with December 31, 2020. Loans internally-classified Special Mention or Substandard were down $21.4 million or 11.3% compared to December 31, 2020. Nonperforming loans and leases were up $15.0 million or 32.7% from year end 2020 and represented 1.19% of total loans at September 30, 2021 compared to 0.87% at December 31, 2020. The increase in nonperforming loans and leases compared to year-end 2020 was mainly related to two commercial real estate relationships, one with a principal balance of $9.1 million, which was placed on nonaccrual in the second quarter of 2021, and one with a principal balance of $7.5 million, which moved into the 90 days past due category during the third quarter of 2021, but continues to accrue interest. The allowance for credit losses covered 76.15% of nonperforming loans and leases as of September 30, 2021, compared to 112.87% at December 31, 2020.

Analysis of the Allowance for Credit Losses
(In thousands)	9/30/2021	9/30/2020
Average loans outstanding during period	$5,225,087	$5,197,757
Allowance at beginning of year, prior to adoption of ASU 2016-13	51,669	39,892
Impact of adopting ASU 2016-13	0	(2,534)
Balance of allowance at beginning of year	51,669	37,358
LOANS CHARGED-OFF:
Commercial and industrial	274	1
Commercial real estate	0	1,305
Residential real estate	51	33
Consumer and other	218	409
Finance leases	0	0
Total loans charged-off	$543	$1,748
RECOVERIES OF LOANS PREVIOUSLY CHARGED-OFF:
Commercial and industrial	116	125
Commercial real estate	1,040	40
Residential real estate	229	178
Consumer and other	153	195
Finance Leases	0	0
Total loans recovered	$1,538	$538
Net loans (recovered) charged-off	(995)	1,210
(Credit) provision for credit losses related to loans	(6,405)	16,145
Balance of allowance at end of period	$46,259	$52,293
Allowance for credit losses as a percentage of total loans and leases	0.91%	0.97%
Annualized net (recoveries) charge-offs on loans to average total loans and leases during the period	(0.01)%	0.00%

Analysis of Off-Balance Sheet Reserves
(In thousands)	9/30/2021	9/30/2020
Liabilities for off-balance sheet credit exposures at beginning of period	$1,920	$477
Impact of Adopting ASU 2016-13	0	381
Provision for credit losses related to off-balance sheet credit exposures	272	1,273
Liabilities for off-balance sheet credit exposures at end of period	$2,192	$2,131

Net loan and lease recoveries for the nine months ended September 30, 2021 were $995,000 compared to net charge-offs of $1.2 million for the same period in 2020. The first quarter of 2020 included a write-down on one credit in the commercial real estate portfolio for $1.2 million. Annualized net recoveries as a percentage of average loans and leases were (0.01)% at September 30, 2021, compared to annualized net charge-offs of 0.00% at September 30, 2020.

The provision for credit losses was a credit of $1.2 million for the three months ended September 30, 2021, compared to a credit of $218,000 for the same period in 2020. For the nine month period ended September 30, 2021, the provision for credit losses was a credit of $6.1 million compared to provision expense of $17.4 million for the same period in 2020. The provision for credit losses for the three and nine months ended September 30, 2021 included a $54,000 provision credit and a provision expense of $272,000 related to off-balance sheet credit exposures compared to a provision credit of $417,000 and provision expense of $1.3 million, respectively, for the same periods in 2020.

The provision expense for credit losses is based upon the Company's quarterly evaluation of the appropriateness of the allowance for credit losses. The larger than normal provision expense of $17.4 million for the nine months ended September 30, 2020 was mainly a result of the economic forecasts and other model assumptions impacted by the COVID-19 pandemic. The provision credit of $6.1 million for the first nine months of September 30, 2021 reflects lower estimated reserves driven by improvements in forecasts for unemployment and the gross domestic product used in our model, partially offset by increased reserves for individually analyzed loans, qualitative reserves for loans within the hospitality and certain other industries that may have an elevated level of risk due to the adverse economic impact of the COVID-19 pandemic, as well as loans that were in the Company's payment deferral program implemented in response to the COVID-19 pandemic.

Analysis of Past Due and Nonperforming Loans
(In thousands)	9/30/2021	12/31/2020	9/30/2020
Loans 90 days past due and accruing
Commercial real estate	$7,463	$0	$0
Total loans 90 days past due and accruing	$7,463	$0	$0
Nonaccrual loans
Commercial and industrial	$543	$1,775	$1,636
Commercial real estate	35,022	23,627	12,777
Residential real estate	11,965	13,145	12,203
Consumer and other	411	429	328
Total nonaccrual loans	$47,941	$38,976	$26,944
Troubled debt restructurings not included above	5,343	6,803	6,864
Total nonperforming loans and leases	$60,747	$45,779	$33,808
Other real estate owned	135	88	196
Total nonperforming assets	$60,882	$45,867	$34,004
Allowance as a percentage of nonperforming loans and leases	76.15%	112.87%	154.68%
Total nonperforming loans and leases as percentage of total loans and leases	1.19%	0.87%	0.63%
Total nonperforming assets as percentage of total assets	0.75%	0.60%	0.44%

Nonperforming assets include loans past due 90 days and accruing, nonaccrual loans, TDRs, and foreclosed real estate/other real estate owned. Total nonperforming assets of $60.9 million at September 30, 2021 were up $15.0 million or 32.7% compared to December 31, 2020, and up $26.9 million or 79.0% compared to September 30, 2020. The increase in nonperforming assets from September 30, 2020, was mainly in the commercial real estate portfolio, as a result of unfavorable economic conditions related to the COVID-19 pandemic. In the first nine months of 2021, two commercial real estate relationships totaling $16.6 million were added to nonperforming loans. Included in the $16.6 million was one relationship in the hospitality industry with an outstanding balance of $9.1 million, which was moved into nonaccrual during the second quarter of 2021, and one relationship with an outstanding balance of $7.5 million, which moved into the 90 days past due and accruing category during the third quarter of 2021 and continues to accrue interest. Nonperforming assets represented 0.75% of total assets at September 30, 2021, up from 0.60% at December 31, 2020, and 0.44% at September 30, 2020. The Company’s ratio of nonperforming assets to total assets of 0.75% compared to our peer group’s most recent ratio of 0.54% at June 30, 2021.

Loans are considered modified in a TDR when, due to a borrower’s financial difficulties, the Company makes a concession(s) to the borrower that it would not otherwise consider and the borrower could not obtain elsewhere. These modifications may include, among others, an extension of the term of the loan, and granting a period when interest-only payments can be made, with the principal payments made over the remaining term of the loan or at maturity. TDRs are included in the above table within the following categories: “loans 90 days past due and accruing”, “nonaccrual loans”, or “troubled debt restructurings not included above”. Loans in the latter category include loans that meet the definition of a TDR but are performing in accordance with the modified terms and therefore classified as accruing loans. At September 30, 2021, the Company had $7.2 million in TDRs, and of that total $1.9 million was reported as nonaccrual and $5.3 million was considered performing and included in the table above. The provisions of the CARES Act guidance issued by Federal banking regulators provided guidance and clarification related to modifications and deferral programs to assist borrowers who are negatively impacted by the COVID-19 national emergency. The guidance and clarifications detail certain provisions whereby banks are permitted to make deferrals and modifications to the terms of a loan which would not require the loan to be reported as a TDR. In accordance with the CARES Act and the interagency guidance, the Company elected to adopt the provisions to not report qualified loan modifications as TDRs.

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

The ratio of the allowance to nonperforming loans and leases (loans past due 90 days and accruing, nonaccrual loans and restructured troubled debt) was 76.15% at September 30, 2021, compared to 112.87% at December 31, 2020, and 154.68% at September 30, 2020. The Company’s nonperforming loans and leases are mostly made up of individually evaluated loans with limited exposure or loans that require limited specific reserves due to the level of collateral available with respect to these loans and/or previous charge-offs.

The Company, through its internal loan review function, identified 31 commercial relationships from the loan portfolio totaling $36.7 million at September 30, 2021, that were potential problem loans. At December 31, 2020, the Company had identified 35 relationships totaling $40.8 million that were potential problem loans. Of the 31 relationships at September 30, 2021, that were Substandard, there were 8 relationships that equaled or exceeded $1.0 million, which in aggregate totaled $31.5 million, the largest of which was $11.8 million. The Company continues to monitor these potential problem relationships; however, management cannot predict the extent to which continued weak economic conditions or other factors may further impact borrowers. These loans remain in a performing status due to a variety of factors, including payment history, the value of collateral supporting the credits, and personal or government guarantees. These factors, when considered in the aggregate, give management reason to believe that the current risk exposure on these loans does not warrant accounting for these loans as nonperforming. However, these loans do exhibit certain risk factors, which have the potential to cause them to become nonperforming. Accordingly, management's attention is focused on these credits, which are reviewed on at least a quarterly basis.

Capital
Total equity was $722.4 million at September 30, 2021, an increase of $4.7 million or 0.7% from December 31, 2020. The increase reflects growth in retained earnings; partially offset by an increase in accumulated other comprehensive losses and a decline in additional paid-in capital.

Additional paid-in capital decreased by $18.0 million, from $334.0 million at December 31, 2020, to $316.0 million at September 30, 2021. The decrease was primarily attributable to a $21.2 million aggregate purchase price related to the Company's repurchase and retirement of 272,310 shares of its common stock during the first nine months of 2021 pursuant to its publicly announced stock repurchase plan, $694,000 related to the exercise of stock options and $122,000 related to restricted stock activity. These amounts were partially offset by $3.8 million attributed to stock-based compensation and $100,000 related to director deferred compensation.

Retained earnings increased by $45.7 million or 10.9% from $418.4 million at December 31, 2020, to $464.2 million at September 30, 2021, mainly reflecting net income of $69.8 million for the year-to-date period, less dividends paid of $24.1 million.

Accumulated other comprehensive loss increased from a net loss of $32.1 million at December 31, 2020, to a net loss of $55.1 million at September 30, 2021, reflecting a $24.8 million increase in unrealized losses on available-for-sale debt securities mainly due to changes in market rates, partially offset by a $1.8 million decrease related to post-retirement benefit plan losses.

Cash dividends paid in the first nine months of 2021 totaled approximately $24.1 million or $1.62 per common share, representing 34.5% of year to date 2021 earnings through September 30, 2021, compared to cash dividends of $23.3 million or $1.56 per common share paid in the first nine months of 2020. Cash dividends per share during the first nine months of 2021 were up 3.9% over the same period in 2020.

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

The following table provides a summary of the Company’s capital ratios as of September 30, 2021:

Regulatory Capital Analysis
September 30, 2021	Actual		Minimum Capital Required - Basel III Fully Phased-In		Well Capitalized Requirement
(dollar amounts in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk weighted assets)	$731,074	14.21%	$540,235	10.50%	$514,510	10.00%
Tier 1 Capital (to risk weighted assets)	$681,442	13.24%	$437,333	8.50%	$411,608	8.00%
Tier 1 Common Equity (to risk weighted assets)	$681,442	13.24%	$360,157	7.00%	$334,431	6.50%
Tier 1 Capital (to average assets)	$681,442	8.54%	$319,363	4.00%	$399,203	5.00%

As of September 30, 2021, the Company’s capital ratios exceeded the minimum required capital ratios plus the fully phased-in capital conservation buffer, and the minimum required capital ratios for well capitalized institutions. The capital levels required to be considered well capitalized, presented in the above table, are based upon prompt corrective action regulations, as amended to reflect the changes under Basel III Capital Rules.

Total capital as a percent of risk weighted assets decreased to 14.2% at September 30, 2021, compared with 14.4% as of December 31, 2020. Tier 1 capital as a percent of risk weighted assets decreased from 13.3% at the end of 2020 to 13.2% as of September 30, 2021. Tier 1 capital as a percent of average assets was 8.5% at September 30, 2021, down from 8.8% as of December 31, 2020. Common equity Tier 1 capital was 13.2% at the end of the third quarter of 2021, up from 13.1% at the end of 2020.

As of September 30, 2021, the capital ratios for the Company’s subsidiary banks also exceeded the minimum required capital ratios for well capitalized institutions, plus the fully phased-in capital conservation buffer.

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

Deposits and Other Liabilities
Total deposits of $7.1 billion at September 30, 2021 were up $653.1 million or 10.1% from December 31, 2020. The increase from year-end 2020 was primarily in checking, money market and savings balances, which collectively were up $449.8 million or 12.0%. The increase in money market deposit balances reflect growth in municipal, non-personal and personal deposits. Noninterest bearing deposits were up $274.1 million or 14.2% and time deposits declined $70.7 million or 9.5%, respectively from year-end 2020. Deposit balances have benefited from PPP loan originations and government stimulus payments related to COVID-19. The majority of the Company's PPP loan originations were deposited in Tompkins checking accounts.

The most significant source of funding for the Company is core deposits. The Company defines core deposits as total deposits less time deposits of $250,000 or more, brokered deposits, municipal money market deposits, and reciprocal deposit relationships with municipalities. Core deposits grew by $916.8 million or 17.8% from year-end 2020, to $6.1 billion at September 30, 2021. Core deposits represented 85.6% of total deposits at September 30, 2021, compared to 80.1% of total deposits at December 31, 2020.

The Company uses both retail and wholesale repurchase agreements. Retail repurchase agreements are arrangements with local customers of the Company, in which the Company agrees to sell securities to the customer with an agreement to repurchase those securities at a specified later date. Retail repurchase agreements totaled $72.5 million at September 30, 2021, and $65.8 million at December 31, 2020. Management generally views retail repurchase agreements as an alternative to large time deposits.

The Company’s other borrowings totaled $110.0 million at September 30, 2021, down $155.0 million or 58.5% from $265.0 million at December 31, 2020. In the third quarter of 2021, the Company prepaid $135.0 million of FHLB fixed rate advances and incurred prepayment penalties of $2.9 million, recorded in noninterest expense. The advances, which were paid off in September 2021, carried a weighted average rate of 2.26% and had a weighted average maturity of 1.25 years. Borrowings at September 30, 2021 consisted of $110.0 million of FHLB term advances compared to $265.0 million of FHLB term advances at year end 2020. All $110.0 million in FHLB term advances at September 30, 2021, are due to mature in over one year.

During the three and nine months ended September 30, 2021, the Company redeemed trust preferred securities with par values of $10.0 million and $15.2 million, respectively, and recognized accelerated non-cash purchase accounting discounts of $650,000 and $1.9 million, respectively, for the three and nine months ended September 30, 2021. The $15.2 million in redeemed trust preferred securities carried a weighted average interest rate of 5.26% at the time they were redeemed and had a weighted average final maturity of slightly more than 11 years.

Liquidity
As of September 30, 2021, the Company had not experienced any significant impact to our liquidity or funding capabilities as a result of the COVID-19 pandemic. The Company is participating as a lender in the PPP under the CARES Act. The Federal Reserve Bank has provided a lending facility that may be used by banks to obtain funding specifically for PPP loans. PPP loans would be pledged as collateral on any of the Bank's borrowings under the Federal Reserve Bank's PPP lending facility. The Company has a long-standing liquidity plan in place that is designed to ensure that appropriate liquidity resources are available to fund the balance sheet, and as of September 30, 2021 had not accessed the Federal Reserve's PPP lending facility. Additionally, given the uncertainties related to the impact of the COVID-19 crisis on liquidity, the Company has confirmed the availability of funds at the FHLB of NY and FHLB of Pittsburgh, completed actions required to activate participation in the Federal Reserve Bank PPP lending facility, and confirmed availability of Federal Fund lines with correspondent bank partners.

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

Core deposits, discussed above under “Deposits and Other Liabilities”, are a primary and low cost funding source obtained primarily through the Company’s branch network. In addition to core deposits, the Company uses non-core funding sources to support asset growth. These non-core funding sources include time deposits of $250,000 or more, brokered time deposits, municipal money market deposits, reciprocal deposits, bank borrowings, securities sold under agreements to repurchase and overnight and term advances from the FHLB. Rates and terms are the primary determinants of the mix of these funding sources. Non-core funding sources of $1.2 billion at September 30, 2021 decreased $412.0 million or 25.5% as compared to year-end 2020. The decrease was driven mainly by the repayment of $200.0 million of brokered time deposits that matured during the second quarter of 2021 and the prepayment of $135.0 million of FHLB term borrowings during the third quarter of 2021. Non-core funding sources, as a percentage of total liabilities, were 16.3% at September 30, 2021, compared to 23.4% at December 31, 2020.

Non-core funding sources may require securities to be pledged against the underlying liability. Securities held at fair value were $1.6 billion at September 30, 2021 and $1.2 billion at December 31, 2020, and were either pledged or sold under agreements to repurchase. Pledged securities represented 69.9% of total securities at September 30, 2021, compared to 75.3% of total securities at December 31, 2020.

Cash and cash equivalents totaled $333.5 million as of September 30, 2021 which decreased from $388.5 million at December 31, 2020. The decrease in cash from year-end was mainly due to the investment of excess cash into higher-yielding securities. Short-term investments, consisting of securities due in one year or less, increased from $55.0 million at December 31, 2020, to $57.6 million on September 30, 2021.

Cash flow from the loan and investment portfolios provides a significant source of liquidity. These assets may have stated maturities in excess of one year, but have monthly principal reductions. Total mortgage-backed securities, at fair value, were $1.0 billion at September 30, 2021 compared with $887.6 million at December 31, 2020. Outstanding principal balances of residential mortgage loans, consumer loans, and leases totaled approximately $1.5 billion at September 30, 2021, flat compared with year-end 2020. Aggregate amortization from monthly payments on these assets provides significant additional cash flow to the Company.

The Company's liquidity is enhanced by ready access to national and regional wholesale funding sources including Federal funds purchased, repurchase agreements, brokered certificates of deposit, and FHLB advances. Through its subsidiary banks, the Company has borrowing relationships with the FHLB and correspondent banks, which provide secured and unsecured borrowing capacity. At September 30, 2021, the unused borrowing capacity on established lines with the FHLB was $2.3 billion.

As members of the FHLB, the Company’s subsidiary banks can use certain unencumbered mortgage-related assets and securities to secure additional borrowings from the FHLB. At September 30, 2021, total unencumbered residential mortgage loans and securities were $1.7 billion. Additional assets may also qualify as collateral for FHLB advances upon approval of the FHLB.

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

The Company’s Board of Directors has set a policy that interest rate risk exposure will remain within a range whereby net interest income will not decline by more than 10% in one year as a result of a 100 basis point parallel change in rates. Based upon the simulation analysis performed as of August 31, 2021, a 200 basis point parallel upward change in interest rates over a one-year time frame would result in a one-year decrease in net interest income from the base case of approximately 2.7%, while a 100 basis point parallel decline in interest rates over a one-year period would result in a decrease in one-year net interest income from the base case of 3.8%. The simulation assumes no balance sheet growth and no management action to address balance sheet mismatches.

The decrease in net interest income in the rising rate scenario is a result of the balance sheet showing a more liability sensitive position over a one year time horizon. As such, in the short-term net interest income is expected to trend slightly below the base assumption, as upward adjustments to rate sensitive deposits and short-term funding outpace increases to asset yields which are concentrated in intermediate to longer-term products. As intermediate and longer-term assets continue to reprice/adjust into a higher rate environment and funding costs stabilize, net interest income is expected to trend upwards.

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

In addition to the simulation analysis, management uses an interest rate gap measure. The table below is a Condensed Static Gap Report, which illustrates the anticipated repricing intervals of assets and liabilities as of September 30, 2021. The Company’s one-year net interest rate gap was a positive $35.6 million or 0.44% of total assets at September 30, 2021, compared with a positive $58.9 million or 0.77% of total assets at December 31, 2020. A positive gap position exists when the amount of interest-bearing assets maturing or repricing exceeds the amount of interest-earning liabilities maturing or repricing within a particular time period. This analysis suggests that the Company’s net interest income is equally at risk in an increasing and decreasing rate environment over the next 12 months. An interest rate gap measure could be significantly affected by external factors such as a rise or decline in interest rates, loan or securities prepayments, and deposit withdrawals.

Condensed Static Gap - September 30, 2021			Repricing Interval
(In thousands)	Total	0-3 months	3-6 months	6-12 months	Cumulative 12 months

Interest-earning assets[1]	$7,760,955	$1,653,759	$506,755	$784,136	$2,944,650
Interest-bearing liabilities	5,069,721	2,518,214	163,576	227,282	2,909,072
Net gap position		$(864,455)	$343,179	$556,854	$35,578
Net gap position as a percentage of total assets		(10.66)%	4.23%	6.86%	0.44%
 1 Balances of available securities are shown at amortized cost

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2021.

Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this Report on Form 10-Q, the Company's disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting
There were no changes in the Company's internal control over financial reporting that occurred during the quarter ended September 30, 2021, that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings
The Company is subject to various claims and legal actions that arise in the ordinary course of conducting business. As of September 30, 2021, management, after consultation with legal counsel, does not anticipate that the aggregate ultimate liability arising out of litigation pending or threatened against the Company or its subsidiaries will be material to the Company's consolidated financial position. On at least a quarterly basis, the Company assesses its liabilities and contingencies in connection with such legal proceedings. Although the Company does not believe that the outcome of pending litigation will be material to the Company's consolidated financial position, it cannot rule out the possibility that such outcomes will be material to the consolidated results of operations for a particular reporting period in the future.

Item 1A. Risk Factors

There have been no material changes in the risk factors previously disclosed under Item 1A. of the Company’s Annual Report on Form 10-K, for the fiscal year ended December 31, 2020.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
	(a)	(b)	(c)	(d)
July 1, 2021 through July 31, 2021	85,752	$76.05	84,349	86,426
August 1, 2021 through August 31, 2021	56,615	78.88	56,042	30,384
September 1, 2021 through September 30, 2021	31,988	77.62	30,384	0
Total	174,355	$77.26	170,775	0

Included in the table above are 1,403 shares purchased in July 2021, at an average cost of $76.24, and 573 shares purchased in August 2021, at an average cost of $81.46, by the trustee of the rabbi trust established by the Company under the Company’s Stock Retainer Plan For Eligible Directors of Tompkins Financial Corporation and Participating Subsidiaries, which were part of the director deferred compensation under that plan. In addition, the table includes 1,604 shares delivered to the Company in September 2021 at an average cost of $76.94 to satisfy mandatory tax withholding requirements upon vesting of restricted stock under the Company's 2009 and 2019 Equity Plans.

On January 30, 2020, the Company’s Board of Directors authorized a share repurchase plan (the “2020 Repurchase Plan”) for the repurchase of up to 400,000 shares of the Company’s common stock over the 24 months following adoption of the plan. Shares may be repurchased from time to time under the 2020 Repurchase Plan in open market transactions at prevailing market prices, in privately negotiated transactions, or by other means in accordance with federal securities laws, and the repurchase program may be suspended, modified or terminated by the Board of Directors at any time for any reason. Under the 2020 Repurchase Plan, the Company had repurchased 400,000 shares through September 30, 2021, at an average cost of $75.99.

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
** Attached as Exhibit 101 to this report are the following formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Condition as of September 30, 2021 and December 31, 2020; (ii) Consolidated Statements of Income for the three and nine months ended September 30, 2021 and 2020; (iii) Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2021 and 2020; (iv) Consolidated Statements of Cash Flows for the nine months ended September 30, 2021 and 2020; (v) Consolidated Statements of Changes in Shareholders' Equity for the three and nine months ended September 30, 2021 and 2020; and (vi Notes to Unaudited Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 08, 2021

TOMPKINS FINANCIAL CORPORATION

By:	/s/ Stephen S. Romaine
Stephen S. Romaine
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Francis M. Fetsko
Francis M. Fetsko
Executive Vice President, Chief Financial Officer, and Chief Operating Officer
(Principal Financial Officer)
(Principal Accounting Officer)