Form 10-K
period 2021-12-31
TOMPKINS FINANCIAL CORP
filed 2022-03-01
CIK 1005817

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021

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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☐  No ☒.
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
The aggregate market value of the registrant’s common stock held by non-affiliates was $931.7 million on June 30, 2021, based on the closing sales price of a share of the registrant’s common stock, $.10 par value (the “Common Stock”), as reported on the NYSE American, on such date.
The number of shares of the registrant’s Common Stock outstanding as of February 28, 2022, was 14,584,596 shares.

DOCUMENTS INCORPORATED BY REFERENCE
 Portions of the registrant’s definitive Proxy Statement relating to its 2022 Annual Meeting of stockholders, to be held on May 10, 2022, are incorporated by reference into Part III of this Form 10-K where indicated.

TOMPKINS FINANCIAL CORPORATION

Annual Report on Form 10-K
For the Fiscal Year Ended December 31, 2021

PART I

Item 1. Business

The disclosures set forth in this Item 1. Business are qualified by the section captioned “Forward-Looking Statements” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Report and other cautionary statements set forth elsewhere in this Report.

General

Tompkins Financial Corporation (“Tompkins” or the “Company”) is headquartered in Ithaca, New York and is registered as a financial holding company with the Federal Reserve Board under the Bank Holding Company Act of 1956, as amended. At December 31, 2021, the Company’s subsidiaries included four wholly-owned banking subsidiaries, Tompkins Trust Company (the “Trust Company”), The Bank of Castile (DBA Tompkins Bank of Castile), Mahopac Bank (DBA Tompkins Mahopac Bank), and VIST Bank (DBA Tompkins VIST Bank). Effective January 1, 2022, the Company’s four wholly-owned banking subsidiaries were combined into one bank, with The Bank of Castile, Mahopac Bank, and VIST Bank merging with and into the Trust Company with the Trust Company as the surviving institution. Immediately following the merger, the Trust Company changed its name to "Tompkins Community Bank."

The Company is a locally oriented, community-based financial services organization that offers a full array of products and services, including commercial and consumer banking, leasing, trust and investment management, financial planning and wealth management, and insurance. Banking services consist primarily of attracting deposits from the areas served by the Company’s 63 banking offices (43 offices in New York and 20 offices in Pennsylvania), and using those deposits to originate a variety of commercial loans, agricultural loans, consumer loans, real estate loans, and leases in those same areas. The Company has a wholly-owned insurance agency subsidiary, Tompkins Insurance Agencies, Inc. (“Tompkins Insurance”). Tompkins Community Bank provides a full array of trust and investment services under the Tompkins Financial Advisors brand, including investment management, trust and estate, financial and tax planning as well as life, disability and long-term care insurance services. The Company’s principal offices are located at 118 E. Seneca St., P.O. Box 460, Ithaca, New York, 14850, and its telephone number is (888) 503-5753. The Company’s common stock is traded on the NYSE American under the symbol “TMP.”

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

Banking services consist primarily of attracting deposits from the areas served by the Company’s banking subsidiary and using those deposits to originate a variety of commercial loans, agricultural loans, consumer loans, real estate loans, and leases in those same areas. The Company’s lending function is managed within the guidelines of a comprehensive Board of Directors-approved lending policy. Policies and procedures are reviewed on a regular basis. Reporting systems are in place to provide management with ongoing information related to loan production, loan quality, concentrations of credit, loan delinquencies and nonperforming and potential problem loans. The Company has an independent third party loan review process that reviews and validates the risk identification and assessment made by the lenders and credit personnel. The results of these reviews are presented to the Board of Directors of the Company’s banking subsidiary, and the Company’s Audit and Examining Committee.

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

The Company maintains a portfolio of securities such as U.S. Treasury securities, obligations of U.S. government agencies and U.S. government sponsored entities, obligations of states and political subdivisions thereof, and equity securities. Management typically invests in securities with short to intermediate average lives in order to better match the interest rate sensitivities of its assets and liabilities. Investment decisions are made within policy guidelines established by the Company’s Board of Directors. The investment policy is based on the asset/liability management goals of the Company, and is monitored by the Company’s Asset/Liability Management Committee. The intent of the policy is to establish a portfolio of high quality diversified securities, which optimizes net interest income within safety and liquidity limits deemed acceptable by the Asset/Liability Management Committee.

The Company has operated its insurance agency subsidiary, Tompkins Insurance, since 2001. Insurance services include property and casualty insurance, employee benefit consulting, life, long-term care and disability insurance. Tompkins Insurance is headquartered in Batavia, New York. Over the years, Tompkins Insurance has acquired smaller insurance agencies in the market areas served by Tompkins Community Bank and successfully consolidated them into Tompkins Insurance. Tompkins Insurance offers services to customers of Tompkins Community Bank by sharing offices with Tompkins Community Bank. In addition to these shared offices, Tompkins Insurance has five stand-alone offices in Western New York, and one stand-alone office in Tompkins County, New York.

Wealth management services consist of investment management, trust and estate, financial and tax planning as well as life, disability and long-term care insurance services. Wealth management services are provided under the trade name Tompkins Financial Advisors. Tompkins Financial Advisors has office locations, and services are available, at certain of Tompkins Community Bank's branch locations.
 Subsidiaries

Tompkins Community Bank
At December 31, 2021, the Company’s subsidiaries included four wholly-owned banking subsidiaries, the Trust Company, The Bank of Castile (DBA Tompkins Bank of Castile), Mahopac Bank (DBA Tompkins Mahopac Bank), and VIST Bank (DBA Tompkins VIST Bank). Effective January 1, 2022, the Company’s four wholly-owned banking subsidiaries were combined into one bank, with The Bank of Castile, Mahopac Bank, and VIST Bank merging with and into the Trust Company with the Trust Company as the surviving institution. Immediately following the merger, the Trust Company changed its name to "Tompkins Community Bank." Tompkins Community Bank operates 63 branches, 43 branches in New York, and 20 located in Pennsylvania. Tompkins has operated in Ithaca, New York and surrounding communities since 1836.

Tompkins Community Bank provides wealth management services through Tompkins Financial Advisors (“TFA”), a division of Tompkins Community Bank. As of December 31, 2021, Tompkins Community Bank had consolidated total assets of $7.8 billion, consolidated total loans of $5.1 billion, and consolidated total deposits of $6.8 billion. A description of markets served by Tompkins Community Bank are included below:

Tompkins Central New York ("CNY")
We operate 13 branches in our CNY market, with the largest market area being Tompkins County, which has a population of approximately 102,000. Education plays a significant role in the Tompkins County economy with Cornell University and Ithaca College being two of the county’s major employers. Tompkins Community Bank has a full-service office in Cortland, New York and a full-service office in Auburn, New York. Both of these offices are located in counties contiguous to Tompkins County. Tompkins Community Bank also has a full service branch in Fayetteville, New York which is located in Onondaga County. As of December 31, 2021, our CNY market accounted for total assets of $2.5 billion, total loans of $1.4 billion and total deposits of $2.1 billion.
Tompkins Western New York ("WNY")
We operate 16 banking offices in our WNY market, in towns situated in and around the areas commonly known as the Genesee Valley region of New York State. The main business office for WNY is located in Batavia, New York and is shared with Tompkins Insurance. Our WNY market is a six-county market, much of which is rural in nature, but also includes Monroe County (population approximately 744,000), where the city of Rochester is located, and Erie County (population approximately 917,000) located near Buffalo, New York. The population of the counties in our WNY market, other than Monroe and Erie, is approximately 198,000. As of December 31, 2021, our WNY market accounted for total assets of $1.9 billion, total loans of $1.3 billion and total deposits of $1.7 billion.

Tompkins Hudson Valley New York ("HV")
We operate 14 banking offices in our HV market. The 14 banking offices include 5 full-service offices in Putnam County, New York, 3 full-service offices in Dutchess County, New York, and 6 full-service offices in Westchester County, New York. Putnam County has a population of approximately 97,000 and is about 60 miles north of Manhattan. Dutchess County has a population of approximately 295,000, and Westchester County has a population of approximately 966,000. As of December 31, 2021, our HV market accounted for total assets of $1.6 billion, total loans of $1.1 billion and total deposits of $1.3 billion.

Tompkins Pennsylvania ("PA")
PA operates 20 banking offices in Pennsylvania, including one limited-service office. The 20 banking offices include 12 offices in Berks County, 5 offices in Montgomery County, 1 office in Philadelphia County, 1 office in Delaware County and 1 office in Schuylkill County. The population of the counties served by PA is Philadelphia: 1.6 million, Montgomery: 839,000, Delaware: 570,000, Berks: 422,000 and Schuylkill: 140,000. The main office is located in Wyomissing, Pennsylvania. As of December 31, 2021, our PA market accounted for total assets of $1.9 billion, total loans of $1.3 billion and total deposits of $1.7 billion.
Tompkins Insurance Agencies, Inc.
Tompkins Insurance is headquartered in Batavia, New York. Insurance services include property and casualty insurance, employee benefit consulting, and life, long-term care and disability insurance. Over the years, Tompkins Insurance has acquired smaller insurance agencies in the market areas served by Tompkins Community Bank and successfully consolidated them into Tompkins Insurance. Tompkins Insurance offers services to customers of the Tompkins Community Bank by sharing offices with in Western New York, Central New York and Pennsylvania. In addition to these shared offices, Tompkins Insurance has five stand-alone offices in Western New York.

Competition

Competition for commercial banking and other financial services is strong in the Company’s market areas. In one or more aspects of its business, Tompkins Community Bank competes with other commercial banks, savings and loan associations, credit unions, finance companies, internet-based financial services companies, mutual funds, insurance companies, brokerage and investment banking companies, and other financial intermediaries. Some of these competitors have substantially greater resources and lending capabilities and may offer services that the Company does not currently provide. In addition, many of the Company’s non-bank competitors are not subject to the same extensive Federal regulations that govern financial holding companies and Federally-insured banks.

Competition among financial institutions is based upon interest rates offered on deposit accounts, interest rates charged on loans and other credit and service charges, the quality and scope of the services rendered, the convenience of facilities and services, and, in the case of loans to commercial borrowers, relative lending limits. Management believes that a community-based financial organization is better positioned to establish personalized financial relationships with both commercial customers and individual households. The Company’s community commitment and involvement in its primary market areas, as well as its commitment to quality and personalized financial services, are factors that contribute to the Company’s competitiveness. Management believes that Tompkins Community Bank can compete successfully in its primary market areas by making prudent lending decisions quickly and more efficiently than its competitors, without compromising asset quality or profitability. In addition, the Company focuses on providing unparalleled customer service, which includes offering a strong suite of products and services, including products that are accessible to our customers through digital means. Although management feels that this business model has caused the Company to grow its customer base in recent years and allows it to compete effectively in the markets it serves, we cannot assure you that such factors will result in future success.
Supervision and Regulation

Regulatory Agencies
As a registered financial holding company, the Company is regulated under the Bank Holding Company Act of 1956 as amended (“BHC Act”), and is subject to examination and comprehensive regulation by the Federal Reserve Board (“FRB”). The Company is also subject to the jurisdiction of the Securities and Exchange Commission (“SEC”) and is subject to disclosure and regulatory requirements under the Securities Act of 1933, as amended (the “Securities Act”), and the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Company's activities, or those of its subsidiary bank, Tompkins Community Bank, are also subject to regulation under the Federal Reserve Act, the Federal Deposit Insurance Act, the Dodd-Frank Act, the Truth-in-Lending Act (which governs disclosures of credit terms to consumer borrowers), the Truth-in-Savings Act, the Equal Credit Opportunity Act, the Fair Credit Reporting Act (which governs the manner in which consumer debts may be collected by collection agencies), the Home Mortgage Disclosure Act (which requires financial institutions to provide certain information about home mortgage and refinanced loans), the Servicemembers Civil Relief Act, Section 5 of the Federal Trade Commission Act (which prohibits unfair or deceptive acts and practices in or affecting commerce), the Real Estate Settlement Procedures Act, and the Electronic Funds Transfer Act, as well as other federal, state and local laws. The Company’s common stock is traded on the NYSE American under the Symbol “TMP” and as a result the Company is subject to the rules of the NYSE American for listed companies.
Tompkins Community Bank is subject to examination and comprehensive regulation by various regulatory authorities, including the Federal Deposit Insurance Corporation (“FDIC”), and the New York State Department of Financial Services (“NYSDFS”). Each of these agencies issue regulations and requires the filing of reports describing the activities and financial condition of the entities under its jurisdiction. Likewise, such agencies conduct examinations on a recurring basis to evaluate the safety and soundness of the institutions, and to test compliance with various regulatory requirements, including: consumer protection, privacy, fair lending, the Community Reinvestment Act, the Bank Secrecy Act, sales of non-deposit investments, electronic data processing, and trust department activities.

The Company’s insurance subsidiary is subject to examination and regulation by the NYSDFS and the Pennsylvania Insurance Department.
The Company’s wealth management subsidiary is subject to examination and regulation by various regulatory agencies. The trust division of Tompkins Community Bank is subject to examination and comprehensive regulation by the FDIC and NYSDFS.
Federal Home Loan Bank System
The Federal Home Loan Banks (the FHLBs) are a group of cooperatives that lending institutions use to finance housing and economic development in local communities. We are a member of the FHLB of New York ("FHLBNY"). FHLB members are required to maintain a minimum investment in capital stock of the applicable FHLB. The board of directors of the FHLBNY may increase the minimum investment requirements in the event it has concluded that additional capital is required to allow it to meet its own regulatory capital requirements. Any increase in the minimum investment requirements outside of specified ranges requires the approval of the Federal Housing Finance Agency. Because the extent of any obligation to increase our investment in the FHLBNY depends entirely upon the occurrence of a future event, the amount of any future investment in the capital stock of the FHLBNY is not determinable.

Regulatory Reform
Various legislation, some of which may be extensive and comprehensive in nature, is introduced in Congress and New York's legislature from time to time. Such legislation may change applicable statues and the operating environment in substantial and unpredictable ways. We cannot determine the ultimate effect that future legislation or implementing regulations would have upon our financial condition or upon our results of operations or the result of operations of any of our subsidiaries.

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) by way of example, contains a comprehensive set of provisions designed to govern the practices and oversight of financial institutions and other participants in the financial markets. The Dodd-Frank Act made extensive changes in the regulation of financial institutions and their holding companies. Some of the changes brought about by the Dodd-Frank Act have been modified by the Economic Growth, Regulatory Relief, and Consumer Protection Act of 2018 (the "Regulatory Relief Act"), signed into law on May 24, 2018.

Debit-Card Interchange Fees
FRB regulations mandated by the Dodd-Frank Act limit interchange fees on debit cards to a maximum of 21 cents per transaction plus 5 basis points of the transaction amount. Issuers that, together with their affiliates, have less than $10 billion in assets, such as the Company, are exempt from the debit card interchange fee standards. However, FRB regulations prohibit all card issuers, including     Tompkins Community Bank, from restricting the number of networks over which electronic debit transactions may be processed to fewer than two unaffiliated networks, or inhibiting a merchant's ability to direct the routing of the electronic debit transaction over any network that the card issuer has enabled to process them.

Volcker Rule
The Dodd-Frank Act required the federal financial regulatory agencies to adopt rules that prohibit banks and their affiliates from engaging in proprietary trading and investing in certain covered funds. The statutory provision is commonly called the “Volcker Rule,” and is not applicable to depository institutions and their holding companies whose total assets do not exceed $10 billion. As of December 31, 2021, the Company's total assets on a consolidated basis did not exceed $10 billion.

Federal Bank Holding Company Regulation
We are a bank holding company subject to regulation under the BHC Act and the examination and reporting requirements of the FRB. In general, the BHC Act limits the business of bank holding companies to banking, managing or controlling banks and other activities that the FRB has determined to be so closely related to banking. In addition, we have elected to be treated as a financial holding company under the BHC Act and therefore may engage in any activity, or acquire and retain the shares of a company engaged in any activity, that is either (i) financial in nature or incidental to such financial activity (as determined by the FRB in consultation with the Secretary of the Treasury) or (ii) complementary to a financial activity and does not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally (as solely determined by the FRB), without prior approval of the FRB.

If a bank holding company elects to be treated as a financial holding company, as we have, (i) the bank holding company and all of its depository institution subsidiaries must be “well-capitalized” and “well-managed,” as defined in the FRB's Regulation Y and (ii) the bank holding company must file a declaration with the FRB that it elects to be a “financial holding company,” which we have done. To maintain financial holding company status, a financial holding company and all of its depository institution subsidiaries must be “well capitalized” and “well managed.” A depository institution subsidiary is considered to be “well capitalized” if it satisfies the requirements for this status discussed in the section captioned “Capital Adequacy and Prompt Corrective Action,” below. A depository institution subsidiary is considered “well managed” if it received a composite rating and management rating of at least “satisfactory” in its most recent examination. A financial holding company’s status will also depend upon it maintaining its status as “well capitalized” and “well managed” under applicable FRB regulations. If a financial holding company ceases to meet these capital and management requirements, the FRB’s regulations provide that the financial holding company must enter into an agreement with the FRB to comply with all applicable capital and management requirements. Until the financial holding company returns to compliance, the FRB may impose limitations or conditions on the conduct of its activities, and the company may not commence any of the broader financial activities permissible for financial holding companies or acquire a company engaged in such financial activities without prior approval of the FRB. If the company does not return to compliance within 180 days, the FRB may require divestiture of the holding company’s depository institutions. Bank holding companies and banks must also be “well-capitalized” and “well-managed” in order to acquire banks located outside their home state.

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

Share Repurchases and Dividends
The ability of the Company to pay dividends on or to repurchase its common stock, and the ability of the Bank to pay dividends to the Company, may be restricted due to several factors including: (a) applicable federal and state corporate law and banking codes, (b) covenants contained in our subordinated debentures and borrowing agreements, and (c) the regulatory authority of the FRB, the FDIC, and the NYSDFS. Our ability to pay dividends to our stockholders or to repurchase shares of our common stock is subject to the restrictions set forth in applicable corporate laws.
Notification to the FRB is required prior to our declaring and paying a cash dividend to our stockholders during any period in which our quarterly and/or cumulative twelve‑month net earnings are insufficient to fund the dividend amount, among other requirements. Under such circumstances, we may not pay a dividend should the FRB object until such time as we receive approval from the FRB or no longer need to provide notice under applicable regulations. In addition, prior approval of the FRB may be required in certain circumstances prior to our repurchasing shares of our common stock.

In connection with the decision regarding dividends and share repurchase programs, our Board will take into account general business conditions, our financial results, projected cash flows, capital requirements, contractual, legal and regulatory restrictions on the payment of dividends by Tompkins Community Bank to the Company and such other factors as deemed relevant. We can provide no assurance that we will continue to declare dividends on a quarterly basis, or otherwise, or to repurchase shares of our common stock. The declaration of dividends by the Company is subject to the discretion of our Board.

The Company's primary source of liquidity is the receipt of cash dividends from Tompkins Community Bank. Various statutes and regulations limit the availability of cash dividends from Tompkins Community Bank and the dividends paid by Tompkins Community Bank are regulated by the NYSDFS and the FDIC under their general supervisory authority as it relates to a bank''s capital requirements. Tompkins Community Bank may declare a dividend without the approval of the NYSDFS and FDIC as long as the total dividends declared in a calendar year do not exceed the net income for the current fiscal year, plus the retained net income for the prior two fiscal years,.

Transactions with Affiliates and Other Related Parties
Transactions between Tompkins Community Bank and its affiliates are regulated under federal banking law. Subject to certain exceptions set forth in the Federal Reserve Act and its implementing regulations. found at Regulation W, a bank may enter into "covered transactions" with its affiliates if the aggregate amount of the covered transactions with any single affiliate does not exceed 10 percent of the bank's capital stock and surplus or 20 percent of the bank's capital stock and surplus for covered transactions with all affiliates. Covered transactions include, among other things, extension of credit, the investment in securities, the purchase of assets, the acceptance of collateral or the issuance of a guaranty. The Dodd-Frank Act significantly expanded the coverage and scope of the limitations on affiliate transactions within a banking organization. Additionally, most transactions that a bank engages in with an affiliate, including where an affiliate performs a service for the bank, must be on similar terms and conditions as the bank would agree to with a non-affiliate.

Tompkins Community Bank's authority to extend credit to its directors, executive officers and 10% shareholders (collectively, "Reg O Insiders"), as well as to entities controlled by such persons, is governed by the requirements of Sections 22(g) and 22(h) of the Federal Reserve Act and Regulation O as promulgated by the FRB. Among other things, these provisions require that extensions of credit to Reg O Insiders (i) be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than, those prevailing for comparable transactions with persons or entities that are not Reg O Insiders (or their related parties), and that do not involve more than the normal risk of repayment or present other unfavorable features; and (ii) not exceed certain limitations on the amount of credit extended to such persons, individually and in the aggregate, which limits are based, in part, on the amount of the bank’s capital. In addition, extensions of credit in excess of certain limits must be approved by the bank’s board of directors. Additional restrictions apply to extensions of credit to executive officers of Tompkins Community Bank.

Mergers and Acquisitions
The BHC Act, the Bank Merger Act, the Change in Bank Control Act and other federal and state statutes regulate acquisitions of interests in commercial banks. The BHC Act requires the prior approval of the FRB for the direct or indirect acquisition by a bank holding company of more than 5.0% of the voting shares of a commercial bank or its parent holding company and for a person, other than a bank holding company, to acquire 25% or more of any class of voting securities of a bank or bank holding company. Under the Bank Merger Act, the prior approval of the appropriate bank regulatory agencies is required for a member bank to merge with another bank or purchase the assets or assume the deposits of another bank. In reviewing applications seeking approval of merger and acquisition transactions, the bank regulatory authorities will consider, among other things, the competitive effect and public benefits of the transactions, the capital position of the combined organization, the risks to the stability of the U.S. banking or financial system, the applicant’s performance record under the CRA (see the section captioned

“Community Reinvestment Act” included elsewhere in this item) and fair housing laws and the effectiveness of the subject organizations in combating money laundering activities.

Source of Strength Doctrine
The Dodd-Frank Act requires bank holding companies to act as a source of financial and managerial strength to their subsidiary banks. Under this requirement, Tompkins is expected to commit resources to support Tompkins Community Bank, including at times when it may not be advantageous for Tompkins to do so. Any capital loans by a bank holding company to a subsidiary bank are subordinated in right of payment to deposits and to certain other indebtedness of such subsidiary banks. In the event of a bank holding company’s bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank will be assumed by the bankruptcy trustee and entitled to priority of payment.

Capital Adequacy and Prompt Corrective Action
Bank holding companies and banks are subject to various regulatory capital requirements administered by state and federal agencies. These agencies may establish higher minimum requirements if, for example, a banking organization previously has received special attention or has a high susceptibility to interest rate risk. Risk-based capital requirements determine the adequacy of capital based on the risk inherent in various classes of assets and off-balance sheet items. Under the Dodd-Frank Act, the Federal Reserve must apply consolidated capital requirements to depository institution holding companies that are no less stringent than those currently applied to depository institutions. The Dodd-Frank Act additionally requires capital requirements to be counter-cyclical so that the required amount of capital increases in times of economic expansion and decreases in times of economic contraction, consistent with safety and soundness.

Under federal regulations, bank holding companies and banks must meet certain risk-based capital requirements. Effective as of January 1, 2015, the Basel III final capital framework, among other things, (i) introduces as a new capital measure “Common Equity Tier 1” (“CET1”), (ii) specifies that Tier 1 capital consists of CET1 and “Additional Tier 1 capital” instruments meeting specified requirements, (iii) defines CET1 narrowly by requiring that most adjustments to regulatory capital measures be made to CET1 and not to the other components of capital and (iv) expands the scope of the adjustments as compared to existing regulations.

Beginning January 1, 2016, financial institutions were required to maintain a minimum “capital conservation buffer” to avoid restrictions on capital distributions such as dividends and equity repurchases and other payments such as discretionary bonuses to executive officers. The minimum capital conservation buffer, has been phased in over a four year transition period with minimum buffers of 0.625%, 1.25%, 1.875%, and 2.50% during 2016, 2017, 2018, and 2019, respectively.

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

In February 2019, the federal bank regulatory agencies issued a final rule (the “2019 CECL Rule”) that revised certain capital regulations to account for changes to credit loss accounting under U.S. GAAP. The 2019 CECL Rule included a transition option that allows banking organizations to phase in, over a three-year period, the day-one adverse effects of adopting a new accounting standard related to the measurement of current expected credit losses (“CECL”) on their regulatory capital ratios (three-year transition option). In March 2020, the federal bank regulatory agencies issued an interim final rule that maintains the three-year transition option of the 2019 CECL Rule and also provides banking organizations that were required under U.S. GAAP (as of January 2020) to implement CECL before the end of 2020 the option to delay for two years an estimate of the effect of CECL on regulatory capital, relative to the incurred loss methodology’s effect on regulatory capital, followed by a three-year transition period (five-year transition option). We elected to adopt the five-year transition option; however as of the year ending December 31, 2021, the Company did not maintain a positive modified transition amount and therefore made no adjustment to CET1 for CECL's impact. For the preceding year ending December 31, 2020, a CECL transitional amount totaling $1.6 million was added back to CET1 as of December 31, 2020. The 2020 CECL transitional amount includes a $2.0 million decrease related to the cumulative effect of adopting CECL and a $3.6 million increase related to the estimated incremental effect of CECL since adoption.

Section 38 of the Federal Deposit Insurance Act (“FDIA”) requires federal banking agencies to take “prompt corrective action” (“PCA”) should an insured depository institution fail to meet certain capital adequacy standards. If an insured depository institution is classified in one of the undercapitalized categories, it is required to submit a capital restoration plan to the appropriate federal banking agency and the holding company must guarantee the performance of that plan. Based upon its capital levels, a bank that is classified as well- capitalized, adequately capitalized or undercapitalized, may be treated as though it were in the next lower capital category if the appropriate federal banking agency, after notice and opportunity for hearing, determines that an unsafe or unsound condition or an unsafe or unsound practice, warrants such treatment.

With respect to Tompkins Community Bank, the Basel III Capital Rules revised the PCA regulations, by: (i) introducing a CET1 ratio requirement at each PCA category (other than critically undercapitalized), with the required CET1 ratio being 6.5% for well-capitalized status; (ii) increasing the minimum Tier 1 capital ratio requirement for each category, with the minimum Tier 1 capital ratio for well-capitalized status being 8% (as compared to 6%); and (iii) eliminating the provision that permitted a bank with a composite supervisory rating of 1 and a 3% leverage ratio to be considered adequately capitalized. The Basel III Capital Rules did not change the total risk-based capital requirement for any PCA category. Additionally, bank holding companies and insured depository institutions may also be subject to potential enforcement actions of varying levels of severity for unsafe or unsound practices in conducting their business or for violation of any law, rule, regulation, condition imposed in writing by federal banking agencies or term of a written agreement with such agency. The Company is in compliance, and management believes that the Company will continue to be in compliance, with the targeted capital ratios as such requirements are phased in.

For further information concerning the regulatory capital requirements, actual capital amounts and the ratios of Tompkins and Tompkins Community Bank, see the discussion in “Note 20 - Regulations and Supervision” in Notes to Consolidated Financial Statements in Part II, Item 8. of this Report.

Deposit Insurance
Substantially all of the deposits of Tompkins Community Bank's deposits are insured up to applicable limits by the Deposit Insurance Fund (“DIF”) of the FDIC and are subject to deposit insurance assessments to maintain the DIF. The Dodd-Frank Act permanently increased the maximum amount of deposit insurance to $250,000 per deposit category, per depositor, per institution retroactive to January 1, 2008.

Tompkins Community Bank pays deposit insurance premiums to the FDIC based on assessment rates established by the FDIC. The assessment rates are based upon asset size and other risks the institution poses to the Deposit Insurance Fund, or DIF.

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

On June 26, 2020, the FDIC adopted a Final Rule to mitigate the effect on deposit insurance assessments resulting from an insured institution’s participation as a lender in the Small Business Administration Paycheck Protection Program (PPP), the Paycheck Protection Program Liquidity Facility (PPPLF), and the Money Market Mutual Fund Liquidity Facility (MMLF). The regulation provides adjustments to remove the effects of participating in PPP, PPPLF, and MMLF on the assessment rate calculation, and an offset to assessments attributable to the MMLF and PPP assessment base increases.

Under the FDIA, the FDIC may terminate deposit insurance upon a finding that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC.

FDIC insurance expense totaled $2.8 million, $2.4 million, $733,000 in 2021, 2020 and 2019, respectively. The increase in expense between 2020 and 2019 was due to the deposit insurance credits mentioned above, which were recognized mainly in 2019.

Depositor Preference
The FDIA provides that, in the event of the “liquidation or other resolution” of an insured depository institution, such as Tompkins Community Bank, the claims of depositors of the institution, including the claims of the FDIC, as subrogee of the insured depositors, and certain claims for administrative expenses of the FDIC as receiver, will have priority over other general unsecured claims against the institution. If an insured depository institution fails, insured and uninsured depositors, along with the FDIC, will have priority in payment ahead of unsecured, non-deposit creditors, including the parent bank holding company, with respect to any extensions of credit they have made to such insured depository institutions, as well as the shareholders of the parent bank holding company, who are unlikely to recover in the event a bank holding company's sole bank subsidiary fails.

Community Reinvestment Act
The CRA and the regulations issued thereunder are intended to encourage banks to help meet the credit needs of their entire service area, including low and moderate income neighborhoods, consistent with the safe and sound operations of such banks. These regulations also provide for regulatory assessment of a bank’s record in meeting the needs of its service area when considering applications to establish branches, merger applications and applications to acquire the assets and assume the liabilities of another bank. As of December 31, 2021, the Company’s subsidiary banks all had ratings of satisfactory or better.

In April 2018, the U.S. Department of Treasury issued a memorandum to the federal banking regulators with recommended changes to the CRA’s implementing regulations to reduce their complexity and associated burden on banks. In December 2019, the OCC and FDIC issued a notice of proposed rulemaking intended to (i) clarify which activities qualify for CRA credit; (ii) update where activities count for CRA credit; (iii) create a more transparent and objective method for measuring CRA performance; and (iv) provide for more transparent, consistent, and timely CRA-related data collection, recordkeeping, and reporting. However, the Federal Reserve did not join the proposed rulemaking. In May 2020, the OCC issued its final CRA rule, effective October 1, 2020. The FDIC has not finalized the revisions to its CRA rule. In September 2020, the Federal Reserve Board issued an Advance Notice of Proposed Rulemaking (“ANPR”) that invites public comment on an approach to modernize the regulations that implement the CRA by strengthening, clarifying, and tailoring them to reflect the current banking landscape and better meet the core purpose of the CRA. The ANPR seeks feedback on ways to evaluate how banks meet the needs of low- and moderate-income communities and address in equities in credit access. As of this issuance, the FRB has not moved forward in the reulemaking process. In July 2021, the FRB, FDIC, and the Office of the Comptroller of the Currency issued an interagency statement committing to joint agency action on CRA. This may signal the additional regulatory action on this issue will be forthcoming in 2022. As such, we will continue to evaluate the impact of any changes to the regulations implementing the CRA and their impact on our financial condition, results of operations, and/or liquidity, which cannot be predicted at this time. The Company will continue to evaluate the impact of any changes to the regulations implementing the CRA.

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

Office of Foreign Assets Control Regulation
The United States has imposed economic sanctions that affect transactions with designated foreign countries, designated nationals and others. These are known as the “OFAC” rules based on their administration by the U.S. Treasury Department Office of Foreign Assets Control (“OFAC”). The OFAC-administered sanctions targeting designated countries take many different forms. Generally, however, they contain one or more of the following elements: (i) restrictions on trade with or investment in a sanctioned country, including prohibitions against direct or indirect imports from and exports to a sanctioned country and prohibitions on “U.S. persons” engaging in financial transactions relating to making investments in, or providing investment-related advice or assistance to, a sanctioned country; and (ii) a blocking of assets in which the government or specially designated nationals of the sanctioned country have an interest, by prohibiting transfers of property subject to a U.S. jurisdiction (including property in the possession or control of U.S. persons). These sanctions that are applicable to countries and individuals also are imposed against some non-governmental organizations, associations, or other criminal networks. Blocked assets (e.g., property and bank deposits) cannot be paid out, withdrawn, set off or transferred in any manner without a license from OFAC. Failure to comply with these sanctions could have serious legal, strategic and reputational consequences, and result in civil money penalties against the Company and Tompkins Community Bank..

Consumer Protection Laws
In connection with its lending and leasing activities, Tompkins Community Bank is subject to a number of federal and state laws designed to protect borrowers and promote lending. These consumer financial laws include the Equal Credit Opportunity Act, the Fair Credit Reporting Act, the Fair and Accurate Credit Transaction Act of 2003, Electronic Funds Transfer Act, the Expedited Funds Availability Act, the Truth in Lending Act, the Truth in Savings Act, the Home Mortgage Disclosure Act, and the Real Estate Settlement Procedures Act, and similar laws at the state level. Tompkins Community Bank's failure to comply with any of the consumer financial laws can result in civil actions, regulatory enforcement action by the federal banking agencies and the U.S. Department of Justice.

Additionally, the Dodd-Frank Act established a new Consumer Financial Protection Bureau (“CFPB”) with broad powers to supervise and enforce consumer protection laws. The CFPB has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions, including the authority to prohibit “unfair, deceptive or abusive” acts and practices. The CFPB has examination and enforcement authority over all banks and savings institutions with more than $10 billion in assets. Tompkins Community Bank is required to comply with the rules of the CFPB; however, these rules are generally enforced by our primary regulator, the FDIC.

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

In November 2021, the federal banking agencies adopted new rules requiring banking organizations to notify their primary regulator within 36 hours of becoming aware of a “computer-security incident” or a “notification incident.” The new rules also require bank service providers to notify their banking organization customers when it becomes aware of similar incidents. Compliance with the new rules is required by May 1, 2022.

Additionally, the Company must comply with a NYSDFS rule entitled “Cybersecurity Requirements for Financial Services Companies,” which became effective March 1, 2017, subject to a phase-in period, concluding in 2019. This NYSDFS rule requires financial services companies, including Tompkins, to maintain a cybersecurity program designed to protect the confidentiality, integrity and availability of the company’s information systems, establish cybersecurity policies and procedures, identify persons responsible for implementing and enforcing the cybersecurity program and cybersecurity policies and procedures, and conduct periodic risk assessments of its information systems. See Item 1A. Risk Factors for a discussion of risks related to cybersecurity.

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
Additionally, the FRB, OCC and FDIC have issued comprehensive final guidance on incentive compensation policies intended to ensure that the incentive compensation policies of banking organizations do not undermine the safety and soundness of such organizations by encouraging excessive risk-taking. The guidance, which covers all employees that have the ability to materially affect the risk profile of an organization, either individually or as part of a group, is based upon the key principles that a banking organization’s incentive compensation arrangements should (i) provide incentives that do not encourage risk-

taking beyond the organization’s ability to effectively identify and manage risks, (ii) be compatible with effective internal controls and risk management, and (iii) be supported by strong corporate governance, including active and effective oversight by the organization’s board of directors. Management believes the current and past compensation practices of the Company do not encourage excessive risk taking or undermine the safety and soundness of the organization.

The FRB reviews, as part of the regular, risk-focused examination process, the incentive compensation arrangements of banking organizations, such as the Company, that are not “large, complex banking organizations.” The findings of the supervisory initiatives are included in reports of examination and deficiencies can lead to limitations on the Company’s abilities and even enforcement actions.

The Company is also subject to the NYSDFS rule “Guidance on Incentive Compensation Arrangements,” which directs all New York state regulated banks (including the Tompkins Community Bank) to ensure that any employee incentive arrangements do not encourage inappropriate risk-taking or improper sales practices. Under this guidance, incentive compensation based on employee performance indicators may only be paid if the bank has effective risk management, oversight and control systems in place. We believe the Company is compliant with all applicable state and federal regulation regarding incentive compensation

Other Governmental Initiatives
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
As described in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - COVID-19 Pandemic and Recent Events, federal, state and local governments have taken a variety of actions in response to the COVID-19 Pandemic, including the Coronavirus Aid, Relief and Economic Security Act (the "CARES Act") and the Consolidated Appropriations Act, 2021 ("Appropriations Act") and the rules and regulations promulgated thereunder. Among other impacts on the Company, these actions require lenders to offer loan payment deferrals, forbearance and other relief to certain borrowers (e.g., waiving late payment and other fees), under certain circumstances. These actions also affected the accounting treatment of certain loan modifications made for borrowers experiencing financial hardship as a result of the COVID-19 Pandemic in 2020 and 2021.
Employees and Human Capital
At Tompkins, our culture is underpinned by our core values, including “a commitment to our employees.” As of December 31, 2021, the Company had 1,074 total employees, which included 969 full-time employees and 105 part-time and temporary employees. Of the Company’s total employees, 850 are employed by one of our four subsidiary banks, 58 employees are in our wealth management subsidiary (Tompkins Financial Advisors), and 166 employees are in our insurance subsidiary (Tompkins Insurance). Our entire organization relies on our Shared Services division, which provides administrative and operational support to all of our subsidiaries.

On January 1, 2022, the Company consolidated the four banks under one charter and the banking affiliate is now known as Tompkins Community Bank. Employees of Tompkins Financial Advisors and our Shared Services group are part of Tompkins Community Bank. Because our Shared Services group is part of Tompkins Community Bank, these employees are included in the bank employee count listed above. No employees are covered by a collective bargaining agreement, and the Company believes its employee relations are excellent.

Our Company’s demand for qualified candidates at all levels of our organization grows as the Company’s business grows. While we do not formally track time-to-fill, our centralized Talent Acquisition Team is reporting that it is more challenging to recruit and retain talent. We are also mindful of macroeconomic factors such as inflation and low unemployment, and we routinely undertake a salary review to confirm that our salary structure is aligned with the market. During 2021 we made upward adjustments to the lower quartile of our wage structure in response to these factors. While not a material cost to the Company, this structural adjustment was an important component of our overall talent strategy. Notably, these adjustments were in addition to our normal annual merit process, which applies to our entire workforce.

A key component of our recruitment and retention strategy is to offer employees at all levels the opportunity to participate in the Company’s success. The Company maintains a Profit Sharing plan for all employees who meet minimum service requirements. As of December 31, 2021, 73% of all employees received a profit sharing contribution during 2021. We also offer incentive and/or equity compensation plans or programs to employees at many levels of our Company and, as of

December 31, 2021, 59% of all employees had an opportunity to earn supplemental compensation reflective of their position and overall contributions towards the Company’s strategic objectives. Another important tool in our recruiting and retention strategy was the implementation of a remote or hybrid scheduling option for the majority of team members. Today over half of our employees have taken advantage of this opportunity.

The Company continues to broaden the scope of its talent development initiatives across our geographically diverse footprint in order to sustain a value-driven and growth-oriented environment where employees can perform at their peak and the next generation of leaders are prepared to lead. The Company offers an array of programs and continuing education dedicated to strengthen employee engagement, personal accountability, productivity, and emotional well-being including customized programs, growth-focused coaching sessions, career-path roadmaps, curated learning resources and tuition assistance. We continued our practice of providing these programs in a virtual learning environment as part of our business continuity efforts. The Company also has a robust talent review and succession process. Significant time is spent at the Senior Leadership and Management level identifying and providing development for potential successors.

The Company strives to promote a culture of diversity, inclusion and belonging. Our enterprise-wide Diversity, Inclusion & Belonging Action Team ("DIB") focuses on initiatives and events that recognize and engage our employees, and strengthens our employees’ sense of belonging within our organization. Our DIBs Change Agent members play an important role in recommending educational opportunities, celebrating cultural events, and serving on a variety of teams that enhance our employee engagement. Local DIBs have been established in each of our regions to support the larger corporate team and to engage in activities that raise awareness, educate, empower and expand community outreach on the critical topic of Social Justice.

In response to the continued COVID-19 pandemic, the Company continued to ensure business continuity, and to support the well-being of our employees. We implemented a number of strategies to de-densify our buildings and reduce the risk of exposure to our team members, clients and visitors.

Available Information
The Company maintains a website at www.tompkinsfinancial.com. The Company makes available free of charge through its website its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, its proxy statements related to its shareholders’ meetings, and amendments to these reports or statements, filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after the Company electronically files such material with, or furnishes such material to, the SEC. Copies of these reports are also available at no charge to any person who requests them, with such requests directed to Tompkins Financial Corporation, Investor Relations Department, P.O. Box 460, Ithaca, New York 14851, telephone no. (888) 503-5753. The SEC maintains an Internet website that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC, including material filed by the Company, at www.sec.gov. The information contained on the Company's website is provided for the information of the reader and it is not intended to be active links. The Company is not including the information contained on the Company’s website as a part of, or incorporating it by reference into, this Annual Report on Form 10-K, or into any other report filed with or furnished to the SEC by the Company.

Item 1A. Risk Factors

Our Company's success depends on management's ability to identify and manage the risks inherent in our financial services business. These risks include credit risk, market risk, liquidity risk, operational risk, model risk, compliance and legal risk, and strategic and reputation risk. We list below the material risk factors we face. Any of these risks could result in a material adverse impact on our business, operating results, financial condition, liquidity, and cash flow, or may cause our results to vary materially from recent results, or from the results implied by any forward-looking statements made by us.

Risks Related to the COVID-19 Pandemic.

The ongoing COVID-19 pandemic and measures intended to prevent its spread have had, and likely will continue to have, a material adverse effect on our business, financial condition, liquidity, and results of operations. The nature and extent of such effects will depend on future developments, which are highly uncertain and are difficult to predict.

The COVID-19 pandemic continues to cause significant economic stress in the United States, including in the regional and local geographic markets that we serve. While COVID-19 vaccines are now widely available in the United States emergence of variants and the continued fluctuation of rates of transmission both nationally and in our primary geographic market areas make the duration and long-term impact of the COVID‑19 pandemic on our business difficult to predict. The extent to which

COVID-19 and measures taken in response thereto impact our business, results of operations and financial condition will depend on future developments, which are highly uncertain and are difficult to predict. COVID-19, and governmental/regulatory measures taken in response thereto, have had and are likely to continue to have a material adverse impact on our results of operations and financial condition.

The ongoing COVID-19 pandemic is increasing cyber-security risks.

The ongoing COVID-19 pandemic has introduced additional risk to our information systems and security procedures, controls and policies as a result of employees, contractors and other corporate partners working remotely. As a result of the increased remote workforce, we must increasingly rely on information technology systems that are outside our direct control, and these systems are also vulnerable to cyber-based attacks and security breaches. In addition, since the beginning of the pandemic, there has been an increase in attacks by cyber criminals on businesses and individuals, utilizing interest in pandemic-related information and the fear and uncertainty caused by the pandemic to increase phishing, malware, and other cybersecurity attacks designed to trick victims into transferring sensitive data or funds, steal credentials or deploy malware that compromises information systems. If one of our employees were to fall victim to one of these attacks, or our information technology systems are compromised, our operations could be disrupted, or we may suffer financial loss, reputational loss, loss of customer business or other critical assets, or become exposed to regulatory fines and intervention or civil litigation.

Risks Related to the Company’s Business

The Company has consolidated its bank subsidiaries, which may result in significant implementation costs in 2022.

Effective January 1, 2022, the Company consolidated its banking subsidiaries into the Trust Company. The ongoing transition and implementation cost associated with this consolidation may be significant in 2022, which could materially and adversely affect our results of operation for 2022.

The Company is subject to increased business risk because the Company has a significant concentration of commercial real estate and commercial business loans, repayment of which is often dependent on the cash flows of the borrower.
The Company offers different types of commercial loans to a variety of businesses, and we believe commercial loans will continue to comprise a significant concentration of our loan portfolio in 2022 and beyond. Real estate lending is generally considered to be collateral-based lending with loan amounts based on predetermined loan-to-collateral values. As such, declines in real estate valuations in the Company’s market area would lower the value of the collateral securing these loans. Additionally, the Company has experienced, and expects to continue experiencing, increased competition in commercial real estate lending. This increased competition may inhibit the Company's ability to generate additional commercial real estate loans or maintain its current inventory of commercial real estate loans. The Company’s commercial business loans are made based primarily on the cash flow and creditworthiness of the borrower and secondarily on the underlying collateral provided by the borrower, with liquidation of the underlying real estate collateral being viewed as the primary source of repayment in the event of borrower default. The borrowers’ cash flow may be difficult to predict, and collateral securing these loans may fluctuate in value. Although commercial business loans are often collateralized by equipment, inventory, accounts receivable, or other business assets, the liquidation of collateral in the event of default is often an insufficient source of repayment. As of December 31, 2021, commercial and commercial real estate loans totaled $3.5 billion or 69.4% of total loans.

The Company’s agricultural loans are often dependent upon the health of the agricultural industry in the location of the borrower, and the ability of the borrower to repay may be affected by many factors outside of the borrower’s control.
As part of the Company’s commercial business lending activities, the Company originates agricultural loans, consisting of agricultural real estate loans and agricultural operating loans. As of December 31, 2021, $295.1 million or 5.8% of the Company’s total loan portfolio consisted of agriculturally-related loans, including $196.0 million in agricultural real estate loans and $99.2 million in agricultural operating loans. Payments on agricultural loans are dependent on the profitable operation or management of the related farm property. The success of the farm may be affected by many factors outside the control of the borrower, including adverse weather conditions that prevent the planting of a crop or limit crop yields (such as hail, drought and floods), loss of livestock due to disease or other factors, declines in market prices for agricultural products and the impact of governmental regulations and subsidies (including changes in price supports and environmental regulations). Many farms are dependent upon a limited number of key individuals whose injury or death may significantly affect the successful operation of the farm. If the cash flow from a farming operation is diminished, the borrower’s ability to repay the loan may be impaired. While agricultural operating loans are generally secured by a blanket lien on the farm’s operating assets, any repossessed collateral in respect of a defaulted loan may not provide an adequate source of repayment of the outstanding balance.

Additionally, the profitable operation or management of the related farm properties, and the value thereof, is impacted by changes in U.S. government trade policies. In 2019, 2020, and 2021, the U.S. government implemented tariffs on certain products, and certain countries or entities, such as Mexico, Canada, China and the European Union, have issued or continue to threaten retaliatory tariffs against products from the United States, including agricultural products. Tariffs, retaliatory tariffs or other trade restrictions on products and materials that farm properties related to our agriculturally-related loans import or export could cause the costs of such farm operations and management to increase, could cause the price of products from such farm operations to increase, could cause demand for such products to decrease and could cause the margins on such products to decrease. Such potential adverse effects on related farm property operations and management could reduce the related farm properties’ revenues, financial results and ability to service debt, which, in turn, could adversely affect our financial condition and results of operations. In addition, to the extent changes in the political environment have a negative impact on us or on the markets in which we operate, our business, results of operations and financial condition could be materially and adversely impacted in the future.

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
As of December 31, 2021, the Company had $96.1 million of goodwill and other intangible assets. The Company is required to test its goodwill and intangible assets for impairment on a periodic basis. A significant decline in the Company’s expected future cash flows, a significant adverse change in business climate, slower growth rates or a significant and sustained decline in the price of the Company’s common stock, may necessitate our taking charges in the future related to the impairment of the Company’s goodwill and intangible assets. If we make an impairment determination in a future reporting period, the Company’s earnings and the book value of these intangible assets would be reduced by the amount of the impairment. Further, a goodwill impairment charge could significantly restrict the ability of our banking subsidiary to make dividend payments to us without prior regulatory approval, which could have a material adverse effect on our financial condition and results of operations.

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

The Company is a financial holding company whose principal assets and sources of income are its wholly-owned subsidiaries. The Company is a separate and distinct legal entity from its subsidiaries, and therefore the Company relies primarily on dividends from its banking and other subsidiaries to meet its obligations and to provide funds for the payment of dividends to the Company’s shareholders, to the extent declared by the Company’s board of directors. Various federal and state laws and regulations limit the amount of dividends that a bank may pay to its parent company and impose regulatory capital and liquidity requirements on the Company and its banking subsidiary. Further, as a holding company, the Company’s right to participate in a distribution of assets upon the liquidation or reorganization of a subsidiary is subject to the prior claims of the subsidiary’s creditors (including, in the case of the Company’s banking subsidiary, the bank's depositors). If the Company were unable to receive dividends from its subsidiaries it would materially and adversely affect the Company’s liquidity and its ability to service its debt, pay its other obligations, or pay cash dividends on its common stock.

The Company’s business may be adversely affected by general economic conditions in local and national markets, the possibility of the economy’s return to recessionary conditions and the possibility of further turmoil or volatility in the financial markets.

General economic conditions impact the banking and financial services industry. The U.S. and global economies have experienced volatility in recent years and may continue to do so for the foreseeable future. There can be no assurance that economic conditions will not deteriorate. Unfavorable or uncertain economic conditions can be caused by many macro and micro factors, including declines in economic growth, business activity or investor or business confidence, limitations on the availability or increases in the cost of credit and capital, increases in inflation or interest rates, the timing and impact of changing governmental policies and other factors. The Company is particularly affected by U.S. domestic economic conditions, including U.S. interest rates, the unemployment rate, housing prices, the level of consumer confidence, changes in consumer spending, the number of personal bankruptcies and other factors. A decline in U.S. domestic business and economic conditions, without rapid recovery, could have adverse effects on our business, including the following:

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

On March 5, 2021, the United Kingdom’s Financial Conduct Authority (the “FCA”), which regulates LIBOR, announced that (i) 24 LIBOR settings would cease to exist immediately after December 31, 2021 (all seven euro LIBOR settings; all seven Swiss franc LIBOR settings; the Spot Next, 1-week, 2-month, and 12-month Japanese yen LIBOR settings; the overnight, 1-week, 2-month, and 12-month sterling LIBOR settings; and the 1-week and 2-month US dollar LIBOR settings); (ii) the 1-month, 3-month, 6-month and 12-month US LIBOR settings would cease to exist after June 30, 2023; and (iii) the FCA would consult on whether the remaining nine LIBOR settings should continue to be published on a synthetic basis for a certain period using the FCA’s proposed new powers that the UK government is legislating to grant to them. Central banks and regulators in a number of major jurisdictions (for example, United States, United Kingdom, European Union, Switzerland and Japan) have convened working groups to find, and implement the transition to, suitable replacements for interbank offered rates. To identify a successor rate for U.S. dollar LIBOR, the Alternative Reference Rates Committee (“ARRC”), a U.S.-based group convened by the Federal Reserve Board and the Federal Reserve Bank of New York, was formed. The ARRC has identified the Secured Overnight Financing Rate (“SOFR”) as its preferred alternative rate for LIBOR. SOFR is a measure of the cost of borrowing cash overnight, collateralized by U.S. Treasury securities, and is based on directly observable U.S. Treasury-backed repurchase transactions. SOFR is different from LIBOR in that it is a backward looking secured rate rather than a forward looking unsecured rate. These differences could lead to a greater disconnect between our costs to raise funds for SOFR as compared to LIBOR. For cash products and loans, the ARRC has also recommended Term SOFR, which is a forward looking SOFR based on SOFR futures and may in part reduce differences between SOFR and LIBOR. On July 29, 2021, the ARRC formally recommended SOFR as its preferred alternative replacement rate for LIBOR.

These are operational issues which may create a delay in the transition to SOFR or other substitute indices, leading to uncertainty across the industry. The implementation of a substitute index or indices for the calculation of interest rates under our loan agreements with our borrowers may incur significant expenses in effecting the transition, may result in reduced loan balances if borrowers do not accept the substitute index or indices, and may result in disputes or litigation with customers over the appropriateness or comparability to LIBOR of the substitute index or indices, which could have an adverse effect on our results of operations. These reforms may cause LIBOR to cease to exist, new methods of calculating LIBOR to established or the establishment of multiple alternative reference rate(s). These consequences cannot be entirely predicted and could have an adverse impact on the market value for or value of LIBOR-linked securities, loans, and other financial obligations or extensions of credit held by or due to us. US Banking Regulation requires banks to stop originating new products using LIBOR by December 31, 2021. As of September 30, 2021, we no longer originate new loans or their products using any LIBOR index.

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

Climate change could have a material negative impact on the Company and clients.

The Company’s business, as well as the operations and activities of our clients, could be negatively impacted by climate change. Climate change presents both immediate and long-term risks to the Company and its clients, and these risks are expected to increase over time. Climate change presents multi-faceted risks, including: operational risk from the physical effects of climate events on the Company and its clients’ facilities and other assets; credit risk from borrowers with significant exposure to climate risk; transition risks associated with the transition to a less carbon- dependent economy; and reputational risk from stakeholder concerns about our practices related to climate change, the Company’s carbon footprint, and the Company’s business relationships with clients who operate in carbon-intensive industries.

Federal and state banking regulators and supervisory authorities, investors, and other stakeholders have increasingly viewed financial institutions as important in helping to address the risks related to climate change both directly and with respect to their clients, which may result in financial institutions coming under increased pressure regarding the disclosure and management of their climate risks and related lending and investment activities. Given that climate change could impose systemic risks upon the financial sector, either via disruptions in economic activity resulting from the physical impacts of climate change or changes in policies as the economy transitions to a less carbon-intensive environment, the Company may face regulatory risk of increasing focus on the Company’s resilience to climate-related risks, including in the context of stress testing for various climate stress scenarios. Ongoing legislative or regulatory uncertainties and changes regarding climate risk management and practices may result in higher regulatory, compliance, credit, and reputational risks and costs.

With the increased importance and focus on climate change, we are making efforts to enhance our governance of climate change-related risks and integrate climate considerations into our risk governance framework. Nonetheless, the risks associated with climate change are rapidly changing and evolving in an escalating fashion, making them difficult to assess due to limited data and other uncertainties. We could experience increased expenses resulting from strategic planning, litigation, and technology and market changes, and reputational harm as a result of negative public sentiment, regulatory scrutiny, and reduced investor and stakeholder confidence due to our response to climate change and our climate change strategy, which, in turn, could have a material negative impact on our business, results of operations, and financial condition.

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

Based on our historical growth rates and current size, it is possible that our total assets could exceed $10 billion dollars in the future. Our total consolidated assets on December 31, 2021 were $7.8 billion. The Dodd-Frank Act and its implementing regulations impose enhanced supervisory requirements on bank holding companies with more than $10 billion in total consolidated assets.

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

General Risks

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The Company’s executive offices are located at 118 East Seneca Street in Ithaca. Tompkins Community Bank has 63 branch offices, of which 29 are owned and 34 are leased at market rents. The Company’s insurance subsidiary has 6 stand-alone offices, of which 3 are owned by the Company and 3 are leased at market rents. The Company’s wealth management and financial planning division has 2 offices which are leased at a market rent, and shares other locations within branches of Tompkins Community Bank. Management believes the current facilities are suitable for their present and intended purposes. For additional information about the Company’s facilities, including rental expenses, see “Note 6 Premises and Equipment” in Notes to Consolidated Financial Statements in Part II, Item 8. of this Report.

Item 3. Legal Proceedings

The Company is subject to various claims and legal actions that arise in the ordinary course of conducting business. As of December 31, 2021, management, after consultation with legal counsel, does not anticipate that the aggregate ultimate liability arising out of litigation pending or threatened against the Company or its subsidiaries will be material to the Company’s consolidated financial position. On at least a quarterly basis, the Company assesses its liabilities and contingencies in connection with such legal proceedings. Although the Company does not believe that the outcome of pending litigation will be material to the Company’s consolidated financial position, it cannot rule out the possibility that such outcomes will be material to the consolidated results of operations for a particular reporting period in the future.

Item 4. Mine Safety Disclosures

Not applicable.

Information About Our Executive Officers

The information concerning the Company’s executive officers is provided below as of March 1, 2022.

Name	Age	Title	Year Joined Company
Stephen S. Romaine	57	President and CEO	January 2000
David S. Boyce	55	Executive Vice President	January 2001
David M. DeMilia	46	Executive Vice President	April 2008
Francis M. Fetsko	57	Executive Vice President, COO, CFO and Treasurer	October 1996
Alyssa H. Fontaine	41	Executive Vice President & General Counsel	January 2016
Scott L. Gruber	65	Executive Vice President	April 2013
Gregory J. Hartz	61	Executive Vice President	August 2002
Brian A. Howard	57	Executive Vice President	July 2016
John M. McKenna	54	Executive Vice President	April 2009
Susan M. Valenti	66	Executive Vice President of Corporate Marketing	March 2012
Bonita N. Lindberg	64	Senior Vice President, Director of Human Resources	December 2015

Business Experience of the Executive Officers:

Stephen S. Romaine was appointed President and Chief Executive Officer of the Company effective January 1, 2007. From 2003 through 2006, he served as President and Chief Executive Officer of Mahopac Bank. Mr. Romaine currently serves on the board of the Federal Home Loan Bank of New York and the New York Bankers Association.

David S. Boyce has been employed by the Company since January 2001 and was promoted to Executive Vice President in April 2004. He was appointed President and Chief Executive Officer of Tompkins Insurance in 2002. He has been employed by Tompkins Insurance and a predecessor company to Tompkins Insurance for 33 years.

David M. DeMilia joined Tompkins Mahopac Bank in April 2008 as a regional vice president, providing commercial banking services in Westchester County. In 2014, he was promoted to senior vice president before becoming Tompkins Mahopac Bank’s senior commercial loan officer in October 2018. In June 2021, he was appointed president and CEO of Tompkins Mahopac Bank, overseeing Tompkins’ activities in the Hudson Valley region.

Francis M. Fetsko has been employed by the Company since 1996, and has served as Chief Financial Officer since December 2000. He also serves as the Chief Financial Officer for Tompkins Community Bank. In July 2003, he was promoted to Executive Vice President and he assumed the additional role of Chief Operating Officer in April 2012.

Alyssa H. Fontaine joined the Company in January 2016 as Executive Vice President and General Counsel. She had previously been a partner in the corporate/securities practice group of Harris Beach PLLC, a regional law firm which she joined in 2006. Ms. Fontaine serves on the American Bankers Association General Counsels Committee.

Scott L. Gruber has been employed by the Company since April 2013 and was appointed President & COO of VIST Bank and Executive Vice President of the Company effective April 30, 2013. He was appointed President & CEO of VIST Bank effective January 1, 2014. Before joining VIST Bank, Mr. Gruber spent 16 years at National Penn Bank, most recently as Group Executive Vice President, where he led the Corporate Banking team. Mr. Gruber has announced his retirement from the Company and will be retiring during the second quarter of 2022.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Price and Dividend Information
The Company’s common stock is traded under the symbol “TMP” on the NYSE American. As of February 22, 2022, there are approximately 2,823 holders of shares of our common stock.

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

Issuer Purchases of Equity Securities

The following table reflects all Company repurchases, including those made pursuant to publicly announced plans or programs, during the quarter ended December 31, 2021.

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
Period	(a)	(b)	(c)	(d)
October 1, 2021 through
October 31, 2021	1,233	$83.04	0	$0

November 1, 2021 through
November 30, 2021	26,434	$83.70	0	$0

December 1, 2021 through
December 31, 2021	32,303	$80.68	32,203	$367,797
Total	59,970	$82.06	32,203	$367,797

Included above are 1,233 shares purchased in October 2021, at an average cost of $83.04, and 592 shares purchased in November 2021, at an average cost of $84.91, by the trustee of the rabbi trust established by the Company under the Company’s Stock Retainer Plan For Eligible Directors of Tompkins Financial Corporation and Participating Subsidiaries, which were part of the director deferred compensation under that plan.  In addition, the table includes 25,782 shares delivered to the Company in November 2021 at an average cost of $83.67 to satisfy mandatory tax withholding requirements upon vesting of restricted stock under the Company's 2009 and 2019 Equity Plans.

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

On October 22, 2021, the Company’s Board of Directors authorized a share repurchase plan (the “2021 Repurchase Plan”) for the repurchase of up to 400,000 shares of the Company’s common stock over the 24 months following adoption of the plan. Shares may be repurchased from time to time under the 2021 Repurchase Plan in open market transactions at prevailing market prices, in privately negotiated transactions, or by other means in accordance with federal securities laws, and the repurchase program may be suspended, modified or terminated by the Board of Directors at any time for any reason. Under the 2021 Repurchase Plan, the Company had repurchased 32,203 shares through December 31, 2021, at an average cost of $80.65.

Recent Sales of Unregistered Securities

None.

Performance Graph
The following graph compares the Company’s cumulative total stockholder return over the five-year period from December 31, 2016 through December 31, 2021, with (1) the total return for the NASDAQ Composite and (2) the total return for S&P U.S. BMI Banks index. The graph assumes $100.00 was invested on December 31, 2016, in the Company’s common stock and the comparison groups and assumes the reinvestment of all cash dividends prior to any tax effect and retention of all stock dividends.

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

	Period Ending
Index	12/31/16	12/31/17	12/31/18	12/31/19	12/31/20	12/31/21
Tompkins Financial Corporation	100.00	87.94	83.06	103.87	82.73	100.74
NASDAQ Composite	100.00	129.64	125.96	172.18	249.51	304.85
S&P U.S. BMI Banks Index	100.00	118.21	98.75	135.64	118.33	160.89

Item 6. Selected Financial Data

The Company has adopted certain provisions within the amendments to Regulation S-K that eliminate tabular presentation of unaudited quarterly financial information. There have been no material retrospective changes to financial statements for any of the quarters within the fiscal years ended December 31, 2021 and December 31, 2020.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following analysis is intended to provide the reader with a further understanding of the consolidated financial condition and results of operations of the Company and its operating subsidiaries for the periods shown. This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with other sections of this Report on Form 10-K, including Part I, “Item 1. Business,” and Part II, “Item 8. Financial Statements and Supplementary Data.” A detailed discussion comparing 2020 and 2019 results is incorporated herein by reference to Item 7 of the Company's 2020 annual Report on Form 10-K filed on March 1, 2021.

Overview

Tompkins Financial Corporation (“Tompkins” or the “Company”) is headquartered in Ithaca, New York and is registered as a Financial Holding Company with the Federal Reserve Board under the Bank Holding Company Act of 1956, as amended. The Company is a locally oriented, community-based financial services organization that offers a full array of products and services, including commercial and consumer banking, leasing, trust and investment management, financial planning and wealth management, and insurance services. At December 31, 2021, the Company’s subsidiaries included: four wholly-owned banking subsidiaries, Tompkins Trust Company (the “Trust Company”), The Bank of Castile (DBA Tompkins Bank of Castile), Mahopac Bank (DBA Tompkins Mahopac Bank), and VIST Bank (DBA Tompkins VIST Bank). Effective January 1, 2022, the Company’s four wholly-owned banking subsidiaries were combined into one bank, with The Bank of Castile, Mahopac Bank, and VIST Bank merging with and into the Trust Company with the Trust Company as the surviving institution. Following the merger, the Trust Company changed its name to "Tompkins Community Bank." The Company also has a wholly-owned insurance agency subsidiary, Tompkins Insurance Agencies, Inc. (“Tompkins Insurance”). Tompkins Community Bank provides a full array of trust and investment services under the Tompkins Financial Advisors brand, including investment management, trust and estate, financial and tax planning as well as life, disability and long-term care insurance services. The Company’s principal offices are located at 118 E. Seneca Street, Ithaca, NY, 14850, and its telephone number is (888) 503-5753. The Company’s common stock is traded on the NYSE American under the Symbol “TMP.”

Forward-Looking Statements

This Annual Report on Form 10-K contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The statements contained in this Report that are not statements of historical fact may include forward-looking statements that involve a number of risks and uncertainties. Forward-looking statements may be identified by use of such words as "may", "will", "estimate", "intend", "continue", "believe", "expect", "plan", or "anticipate", the negative and other variations of these terms and other similar words. Examples of forward-looking statements may include statements regarding the asset quality of the Company's loan portfolios; the level of the Company's allowance for credit losses; whether, when and how borrowers will repay deferred amounts and resume scheduled payments; the sufficiency of liquidity sources; the Company's exposure to changes in interest rates, and to new, changed, or extended government/regulatory expectations; the impact of changes in accounting standards; and trends, plans, prospects, growth and strategies. Forward-looking statements are made based on management’s expectations and beliefs concerning future events impacting the Company and are subject to certain uncertainties and factors relating to the Company’s operations and economic environment, all of which are difficult to predict and many of which are beyond the control of the Company, that could cause actual results of the Company to differ materially from those expressed and/or implied by forward-looking statements and historical performance. The following factors, in addition to those listed as Risk Factors in Item 1A are among those that could cause actual results to differ materially from the forward-looking statements: changes in general economic, market and regulatory conditions; the severity and duration of the COVID-19 outbreak and the impact of the outbreak (including the government’s response to the outbreak) on economic and financial markets and our borrowers, potential regulatory actions, and modifications to our operations, products, and services relating thereto; disruptions in our and our customers’ operations and loss of revenue due to pandemics, epidemics, widespread health emergencies, government-imposed travel/business restrictions, or outbreaks of infectious diseases such as the COVID-19, and the associated adverse impact on our financial position, liquidity, and our customers’ abilities or willingness to repay their obligations to us or willingness to obtain financial services products from the Company; a decision to amend or modify the terms under which our customers are obligated to repay amounts owed to us; the development of an interest rate environment that may adversely affect the Company’s interest rate spread, other income or cash flow anticipated from the Company’s operations, investment and/or lending activities; changes in laws and regulations affecting banks, bank holding companies and/or financial holding companies, such as the Dodd-Frank Act and Basel III and the Economic Growth, Regulatory Relief, and Consumer Protection Act; legislative and regulatory changes in response to COVID-19 with which we and our subsidiaries must comply, including the Coronavirus Aid, Relief and Economic Security Act (the "CARES Act") and the Appropriation Act and the rules and regulations promulgated thereunder, and federal, state and local government mandates; technological developments and changes; the ability to continue to introduce competitive new products and services on a timely, cost-effective basis; governmental and public policy changes, including environmental regulation; reliance on large customers; changes in business prospects that could impact goodwill and other intangible assets; fluctuations in market interest rates; uncertainties arising from national and global events, including the potential impact of widespread protests, civil unrest, and political uncertainty on the economy and the financial services industry; and financial resources in the amounts, at the times and on the terms required to support the Company’s future businesses.

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

The Company’s methodology for estimating the allowance considers available relevant information about the collectability of cash flows, including information about past events, current conditions, and reasonable and supportable forecasts. Refer to “Allowance for Credit Losses” below, "Note 4 - Allowance for Credit Losses", and "Note 1 – Summary of Significant Accounting Policies" in the Notes to Consolidated Financial Statements in Part II, Item 8. of this Form 10-K for the year ended December 31, 2021.

For information on the Company's significant accounting policies and to gain a greater understanding of how the Company’s financial performance is reported, refer to "Note 1 – Summary of Significant Accounting Policies" in the Notes to Consolidated Financial Statements in Part II, Item 8. of this Form 10-K for the year ended December 31, 2021.

Critical Accounting Estimates

The Company's significant accounting policies conform with U.S. generally accepted accounting principles ("GAAP") and are described in Note 1 of Notes to Financial Statements. In applying those accounting policies, management of the Company is required to exercise judgment in determining many of the methodologies, assumptions and estimates to be utilized. Certain critical accounting estimates are more dependent on such judgment and in some cases may contribute to volatility in the Company's reported financial performance should the assumptions and estimates used change over time due to changes in circumstances. The more significant area in which management of the Company apply critical assumptions and estimates include the following:

•Accounting for credit losses - Effective January 1, 2020 the Company adopted amended accounting guidance that impacts how the allowance for credit losses is determined. Under the new accounting guidance, the allowance for credit losses represents a valuation account that is deducted from the amortized cost basis of certain financial assets, including loans and leases, to present the net amount expected to be collected at the balance sheet date. A provision for credit losses is recorded to adjust the level of the allowance as deemed necessary by management. In estimating expected losses in the loan and lease portfolio, borrower-specific financial data and macro-economic assumptions are utilized to project losses over a reasonable and supportable forecast period. For certain loan pools that share similar risk characteristics, the Company utilizes statistically developed models to estimate amounts and timing of expected future cash flows, collateral values and other factors used to determine the borrowers' abilities to repay obligations. Such models consider historical correlations of credit losses with various macroeconomic assumptions including unemployment and gross domestic product. These forecasts may be adjusted for inherent limitations or biases of the models. Subsequent to the forecast period, the Company utilizes longer-term historical loss experience to estimate losses over the remaining contractual life of the loans. Prior to 2020, the allowance for credit losses represented the amount that in management's judgment reflected incurred credit losses inherent in the loan and lease portfolio as of the balance sheet date. The estimation of the allowance for credit losses prior to 2020 did not consider reasonable and supportable forecasts that could have affected the collectability of the reported amounts. Changes in the circumstances considered when determining management's estimates and assumptions could result in changes in those estimates and assumptions, which could result in adjustment of the allowance for credit losses in future periods. A discussion of facts and circumstances considered by management in determining the allowance for credit losses is included herein in Note 4 of Notes to Financial Statements.

COVID-19 Pandemic and Recent Events

The COVID-19 global pandemic continued to present health and economic challenges in 2021. During the year, the Company continued to focus on the health and well-being of its workforce, meeting its clients' needs, and supporting its communities. During the initial phases of the pandemic, the Company designated a Pandemic Planning Committee, which includes key individuals across the Company as well as members of Senior Management, to oversee the Company’s response to COVID-19, and implemented a number of risk mitigation measures designed to protect our employees and customers while maintaining services for our customers and community. These measures included restrictions on business travel, establishment of a hybrid work environment for most non-customer facing employees, and social distancing restrictions for those employees working at our offices and branch locations. In September 2021, New York State activated the HERO Act and the Company has adopted business practices consistent with the changing regulations there under.

Tompkins continues to offer, on a limited basis, assistance to its customers affected by the COVID-19 pandemic by implementing a payment deferral program to assist both consumer and business borrowers that may be experiencing financial hardship due to COVID-19. Our standard program allowed for the deferral of loan payments for up to 90 days; in certain cases we extended additional deferrals or other accommodations. As part of this program, the Company deferred approximately 3,800 loans totaling $1.6 billion. As of December 31, 2020, loans totaling about $1.4 billion had moved out of the deferral status and returned to payment status. As of December 31, 2021, total loans that continued in a deferral status amounted to approximately $4.5 million, representing 0.09% of total loans. Loans in the deferral program continue to accrue interest during the deferral period unless otherwise classified as nonperforming. The provisions of the CARES Act and the interagency guidance issued by Federal banking regulators provided clarification related to modifications and deferral programs to assist borrowers who are negatively impacted by the COVID-19 national emergency. The guidance and clarifications detail certain provisions whereby banks are permitted to make deferrals and modifications to the terms of a loan which would not require the loan to be reported as a troubled debt restructuring ("TDR"). In accordance with the CARES Act and the interagency guidance, the Company elected to adopt the provisions to not report qualified loan modifications as TDRs. The relief related to TDRs under the CARES Act was extended by the Appropriation Act. Under the Appropriations Act, relief under the CARES Act continued until January 1, 2022.

Management continues to monitor credit conditions carefully at the individual borrower level, as well as by industry segment, in order to be responsive to changing credit conditions. It is difficult to assess whether a customer that continues to experience COVID-19 related financial hardship will be able to perform under the original terms of the loan once the deferral period ends. Any such inability to perform may result in increases in past due and nonperforming loans. The balance of loans in deferral as of December 31, 2021 reflects a continued decrease, resulting in immaterial industry concentrations as a percentage of each loan segment.

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

Out of the total $694.1 million of PPP loans that the Company had funded through January 14, 2022, approximately $620.2 million had been forgiven by the SBA under the terms of the program. Total net deferred fees on the remaining balance of PPP loans amounted to $3.0 million at December 31, 2021.

Results of Operations
(Comparison of December 31, 2021 and 2020 results)

General

The Company reported diluted earnings per share of $6.05 in 2021, an increase of 16.4% compared to diluted earnings per share of $5.20 in 2020. Net income for the year ended December 31, 2021, was $89.3 million, an increase of 15.1% compared to $77.6 million in 2020. Earnings performance in 2021 compared to 2020 benefited from growth in noninterest income sources, including insurance, wealth management and card services income and lower provisions for credit losses. Provision expense for the year ended December 31, 2021 was a credit of $2.2 million, compared to an expense of $17.2 million for 2020. The provision for credit losses in 2020 included a provision expense of $16.8 million in the first quarter related to the impact of the economic condition related to COVID-19. Earnings in 2021 also included a $1.9 million ($0.10 per share) purchase accounting charge related to the redemption of $15.2 million in trust preferred securities and $2.9 million ($0.15 per share) in penalties related to the prepayment of $135.0 million in FHLB fixed rate advances.

In addition to earnings per share, key performance measurements for the Company include return on average shareholders’ equity (ROE) and return on average assets (ROA). ROE was 12.32% in 2021, compared to 11.09% in 2020, while ROA was 1.12% in 2021 and 1.05% in 2020. Tompkins’ 2021 ROE compared favorably with peer ratios of 12.18% for ROE, while ROA trailed by 15 basis points when compared to peer ROA of 1.27%. The peer group data is derived from the FRB's "Bank Holding Company Performance Report", which covers banks and bank holding companies with assets between $3.0 billion and $10.0 billion as of September 30, 2021 (the most recent report available). Although the peer group data is presented based upon financial information that is one fiscal quarter behind the financial information included in this report, the Company believes that it is relevant to include certain peer group information for comparison to current period numbers.

Segment Reporting

The Company operates in three business segments: banking, insurance and wealth management. Insurance is comprised of property and casualty insurance services and employee benefit consulting operated under the Tompkins Insurance, subsidiary. Wealth management activities include the results of the Company’s trust, financial planning, and wealth management services provided by Tompkins Financial Advisors, a division of Tompkins Community Bank. All other activities are considered banking. For additional financial information on the Company’s segments, refer to “Note 22 Segment and Related Information“ in the Notes to Consolidated Financial Statements in Part II, Item 8. of this Report.

Banking Segment
The banking segment reported net income of $77.9 million for the year ended December 31, 2021, representing an $8.7 million or 12.5%, increase compared to 2020. The increase in net income in 2021 compared to 2020 was largely driven by a decrease in the provision for credit losses. Net interest income decreased $1.6 million or 0.7% in 2021 compared to 2020. Net interest income in 2021 included a $1.9 million purchase accounting charge related to the redemption of $15.2 million in trust preferred securities. Interest income decreased $13.0 million or 5.1% compared to 2020, while interest expense decreased $11.5 million or 39.5%.

The provision for credit loss expense was a credit of $2.2 million in 2021, compared to provision expense of $17.2 million in the prior year. The first quarter of 2020 included provision expense of $16.8 million related to the impact of the economic conditions due to COVID-19 on economic forecasts and other model assumptions relied upon by management in determining the allowance, and reflects the calculation of the allowance for credit losses in accordance with ASU 2016-13 Financial Instruments - Credit Losses (Topic 326 ): Measurement of Credit Losses on financial Instruments, and its related amendments. Improved credit quality and improving macroeconomic trends in 2021 compared to 2020 contributed to a lower allowance for credit losses at year-end 2021 compared to year-end 2020. For additional information, see the section titled "The Allowance for Credit Losses" below.

Noninterest income of $25.9 million in 2021 was flat compared to 2020. Noninterest expense of $152.6 million for the year ended December 31, 2021, increased $4.9 million or 3.3% from 2020. The year-to-date increase in noninterest expense was mainly attributed to $2.9 million in penalties related to a prepayment of $135.0 million in FHLB advances, merger related expenses, and salary and wages and employee benefits reflecting normal annual merit adjustments.

Insurance Segment
The insurance segment reported net income of $6.3 million, an increase of $1.9 million or 43.3% when compared to 2020, as a $3.5 million or 11.0% increase in noninterest revenue was only partially offset by a $916,000 or 3.5% increase in expenses. The increase in revenue included $1.9 million or 8.8% growth in property and casualty commissions and a $1.1 million or 34.6% increase in contingency revenue over 2020. Health and voluntary benefits were $97,000 or 1.3% less than 2020 while life, financial services and other revenue was $53,000 or 17.0% more than 2020. Revenue growth in 2021 benefited from business development efforts and generally higher policy premium levels.

Noninterest revenue for 2021 included a non-recurring receipt from the proceeds of an officer life insurance policy in the amount of $140.000. The increase in expenses was mainly attributable to an increase in wages reflecting normal annual merit increases along with commissions and incentives related to the increase in commission revenue partially offset by an overall decrease in health insurance costs. Certain expenses such as auto, travel, entertainment and marketing which have been affected by the COVID-19 pandemic resulting in reductions during 2020 increased slightly in 2021.

Wealth Management Segment
The wealth management segment reported net income of $5.1 million for the year ended December 31, 2021, an increase of $1.1 million or 28.4% compared to 2020. Revenue of $19.7 million increased $1.6 million or 8.8% compared to 2020, mainly a result of increased assets under management and advisory revenue. We saw strong market performance throughout the year which helped revenue year over year. Noninterest expenses remained relatively flat year over year increasing by 1.1%. Increases in salary and wages were mostly offset by small savings in various other operating expenses. The fair value of assets under management or in custody at December 31, 2021 totaled $5.1 billion, an increase of 13.6% compared to year-end 2020. This figure included $1.7 billion at year-end 2021, of Company-owned securities from which no income was recognized as the Trust Company was serving as custodian.

Net Interest Income

Net interest income is the Company’s largest source of revenue, representing 74.0% of total revenues for the year ended December 31, 2021, and 75.3% of total revenues for the year ended December 31, 2020. Net interest income is dependent on the volume and composition of interest earning assets and interest-bearing liabilities and the level of market interest rates. Table 1 – Average Statements of Condition and Net Interest Analysis shows average interest-earning assets and interest-bearing liabilities, and the corresponding yield or cost associated with each.

Tax-equivalent net interest income for 2021 decreased by $2.0 million or 0.9% from 2020. The decrease resulted mainly from the decrease in average asset yields more than offsetting the growth in average earning assets and lower average funding costs. Funding costs benefited from lower market rates in 2021 compared to 2020 as well the mix of funding sources, including an increase in average noninterest bearing deposits. Average total deposits represented 94.5% of average total liabilities in 2021 compared to 91.7% in 2020, while total average borrowings represented 3.0% of average total liabilities in 2021 and 5.5% in 2020. Average earning assets in 2021 increased 11.0% over 2020, while average asset yields for 2021 decreased 54 basis points compared to 2020. The net interest margin for 2021 was 2.96% compared to 3.31% for 2020. The decline in net interest margin for 2021 when compared to 2020 was mainly due to lower securities yields as well as a slight shift in the composition of average earning assets, with a greater mix of lower yielding securities and interest bearing balances, and a decrease in average loan balances reflecting lower PPP loan balances.

Tax-equivalent interest income decreased $13.5 million or 5.3% in 2021 from 2020. The decrease in tax-equivalent interest income was mainly due to lower asset yields, partially offset by an increase in the volume of average earning assets. Average asset yields for 2021 decreased 54 basis points compared to 2020, mainly driven by the decrease in market interest rates as well as the growth in lower yielding securities and interest bearing balances. Average loans and leases decreased $43.6 million or 0.8% in 2021 compared to 2020, and represented 68.0% of average earning assets in 2021 compared to 76.1% in 2020. As a result of its participation in the SBA's PPP, the Company recorded net deferred loan fees of $11.2 million in 2021 and $9.2 million in 2020, which are included in interest income. The average yield on loans was 4.16% in 2021, a decrease of 22 basis points compared to 4.38% in 2020. Average balances on securities increased $693.5 million or 48.6% in 2021 compared to 2020, while the average yield on the securities portfolio decreased 60 basis points or 32.8% compared to 2020 due to lower market interest rates.

Interest expense for 2021 decreased $11.5 million or 39.6% compared to 2020, driven mainly by lower funding costs and decreases in average balances on borrowings. Interest expense in 2021 included a $1.9 million purchase accounting charge related to the redemption of $15.2 million in trust preferred securities in 2021. The average cost of interest bearing deposits was 0.23% in 2021, a decrease of 23 basis points from 0.46% in 2020, while the average cost of interest bearing liabilities decreased to 0.35% in 2021 from 0.60% in 2020. Average interest bearing deposits in 2021 increased $392.0 million or 9.0% compared to 2020. Average noninterest bearing deposit balances in 2021 increased $343.3 million or 19.6% over 2020 and represented 30.6% of average total deposits in 2021 compared to 28.7% in 2020. Average total deposits were up $735.3 million or 12.0% in 2021 over 2020. Average deposit balances continue to benefit from the PPP loan program, as the majority of the proceeds of the PPP loans funded by Tompkins during 2020 and the first half of 2021 were deposited in Tompkins checking accounts. Additionally, consumer deposit balances benefited from other government stimulus programs. Average other borrowings decreased by $147.9 million or 40.5% in 2021 from 2020. The decrease in borrowings was due to continued strong deposit growth during 2021 which allowed for reductions in FHLB borrowings. In September 2021, the Company prepaid $135.0 million of fixed rate FHLB advances, incurring prepayment penalties of $2.9 million. The advances carried a weighted average rate of 2.26% and had a weighted average maturity of 1.25 years.

Table 1 - Average Statements of Condition and Net Interest Analysis

	For the year ended December 31,
	2021			2020			2019
(dollar amounts in thousands)	Average Balance (YTD)	Interest	Average Yield/Rate	Average Balance (YTD)	Interest	Average Yield/Rate	Average Balance (YTD)	Interest	Average Yield/Rate
ASSETS
Interest-earning assets
Interest-bearing balances due from banks	$307,253	$343	0.11%	$194,211	$194	0.10%	$1,647	$41	2.49%
Securities[1]
U.S. Government securities	2,003,450	23,145	1.16%	1,307,905	22,906	1.75%	1,301,813	29,411	2.26%
State and municipal[2]	112,391	2,871	2.55%	114,462	3,048	2.66%	93,168	2,547	2.73%
Other securities[2]	3,417	92	2.68%	3,430	117	3.40%	3,417	158	4.62%
Total securities	2,119,258	26,108	1.23%	1,425,797	26,071	1.83%	1,398,398	32,116	2.30%
FHLBNY and FRB stock	14,830	776	5.24%	20,815	1,373	6.60%	38,308	3,003	7.84%
Total loans and leases, net of unearned income[2,3]	5,184,491	215,709	4.16%	5,228,135	228,806	4.38%	4,830,089	227,869	4.72%
Total interest-earning assets	7,625,832	242,936	3.19%	6,868,958	256,444	3.73%	6,268,442	263,029	4.20%
Other assets	343,119			489,520			411,136
Total assets	$7,968,951			$7,358,478			$6,679,578
LIABILITIES & EQUITY
Deposits
Interest-bearing deposits
Interest bearing checking, savings, & money market	$4,034,969	$3,736	0.09%	$3,650,358	$9,430	0.26%	$3,007,221	$20,099	0.67%
Time deposits	711,381	7,111	1.00%	703,999	10,534	1.50%	676,106	10,805	1.60%
Total interest-bearing deposits	4,746,350	10,847	0.23%	4,354,357	19,964	0.46%	3,683,327	30,904	0.84%
Federal funds purchased & securities sold under agreements to repurchase	58,627	64	0.11%	55,973	95	0.17%	59,825	143	0.24%
Other borrowings	217,799	4,382	2.01%	365,732	7,799	2.13%	762,993	18,427	2.42%
Trust preferred debentures	7,367	2,233	30.32%	17,092	1,133	6.63%	16,943	1,276	7.53%
Total interest-bearing liabilities	5,030,143	17,526	0.35%	4,793,154	28,991	0.60%	4,523,088	50,750	1.12%
Noninterest bearing deposits	2,096,542			1,753,226			1,403,330
Accrued expenses and other liabilities	117,790			112,544			101,819
Total liabilities	7,244,475			6,658,924			6,028,237
Tompkins Financial Corporation Shareholders’ equity	723,009			698,088			649,871
Noncontrolling interest	1,467			1,466			1,470
Total equity	724,476			699,554			651,341
Total liabilities and equity	$7,968,951			$7,358,478			$6,679,578
Interest rate spread			2.84%			3.13%			3.07%
Net interest income /margin on earning assets		225,410	2.96%		227,453	3.31%		212,279	3.39%
Tax Equivalent Adjustment		(1,618)			(2,114)			(1,651)
Net interest income per consolidated financial statements		$223,792			$225,339			$210,628
1 Average balances and yields on available-for-sale debt securities are based on historical amortized cost.
2 Interest income includes the tax effects of tax-equivalent adjustments using the Federal income tax rate of 21.0% in 2021, 2020, and 2019 to increase tax exempt interest income to tax-equivalent basis.
3 Nonaccrual loans are included in the average asset totals presented above. Payments received on nonaccrual loans have been recognized as disclosed in Note 1 of the Company’s consolidated financial statements included in Part 1 of this annual report on Form 10-K.

Table 2 - Analysis of Changes in Net Interest Income

	2021 vs. 2020			2020 vs. 2019
	Increase (Decrease) Due to Change in Average			Increase (Decrease) Due to Change in Average
(In thousands)(tax-equivalent)	Volume	Yield/Rate	Total	Volume	Yield/Rate	Total
INTEREST INCOME:
Interest-bearing balances due from banks	$124	$25	$149	$229	$(76)	$153
Investments[1]
Taxable	9,653	(9,439)	214	139	(6,685)	(6,546)
Tax-exempt	(54)	(123)	(177)	566	(65)	501
FHLB and FRB stock	(347)	(250)	(597)	(1,212)	(418)	(1,630)
Loans, net[1]	(1,897)	(11,200)	(13,097)	18,122	(17,185)	937
Total interest income	$7,479	$(20,987)	$(13,508)	$17,844	$(24,429)	$(6,585)
INTEREST EXPENSE:
Interest-bearing deposits:
Interest checking, savings and money market	$904	$(6,598)	$(5,694)	$3,638	$(14,307)	$(10,669)
Time	109	(3,532)	(3,423)	440	(711)	(271)
Federal funds purchased and securities sold under agreements to repurchase	5	(36)	(31)	(8)	(40)	(48)
Other borrowings	(3,961)	1,644	(2,317)	(8,642)	(2,129)	(10,771)
Total interest expense	$(2,943)	$(8,522)	$(11,465)	$(4,572)	$(17,187)	$(21,759)
Net interest income	$10,422	$(12,465)	$(2,043)	$22,416	$(7,242)	$15,174
1 Interest income includes the tax effects of tax-equivalent adjustments using the Federal income tax rate of 21.0% in 2021, 2020 and 2019 to increase tax exempt interest income to tax-equivalent basis.

Changes in net interest income occur from a combination of changes in the volume of interest-earning assets and interest-bearing liabilities, and in the rate of interest earned or paid on them. The above table illustrates changes in interest income and interest expense attributable to changes in volume (change in average balance multiplied by prior year rate), changes in rate (change in rate multiplied by prior year volume), and the net change in net interest income. The net change attributable to the combined impact of volume and rate has been allocated to each in proportion to the absolute dollar amounts of the change. In 2021, net interest income decreased by $2.0 million, resulting from a $11.5 million decrease in interest expense, offset by a $13.5 million decrease in interest income. Lower yields on average earning assets reduced interest income by $21.0 million, while the increase in average balances on interest-earning assets increased interest income by $7.5 million. The decrease in interest expense reflects lower rates paid on interest bearing liabilities, both deposits and other borrowings and a decrease in average borrowings. Lower rates on deposits and borrowing, reduced interest expense by $8.5 million, while lower balances reduced interest expense by $2.9 million.

Provision for Credit Loss Expense

The provision for credit loss expense represents management’s estimate of the expense necessary to maintain the allowance for credit losses at an appropriate level. Relatively stable credit conditions and improving macroeconomic trends contributed to a lower allowance for credit losses at December 31, 2021 when compared to December 31, 2020. The ratio of total allowance to total loans and leases decreased to 0.84% at December 31, 2021 from 0.98% at December 31, 2020. The provision for credit loss expense was a credit of $2.2 million in 2021, compared to provision expense of $17.2 million in 2020. The provision for credit losses for 2021 included a provision of $586,000 related to off-balance sheet credit exposures compared to a provision of $1.1 million, respectively, for 2020. The first quarter of 2020 included a provision expense of $16.8 million related to the impact of COVID-19 on economic forecasts and other model assumptions relied upon by management in determining the allowance, and reflects the calculation of the allowance for credit losses in accordance with ASU 2016-13. The fourth quarter of 2021 included a $7.0 million charge-off of a commercial real estate relationship consisting of two loans that were previously reported as nonperforming loans. The section captioned “Financial Condition – The Allowance for Credit Losses” below has further details on the allowance for credit losses and asset quality metrics.

Noninterest Income

	Year ended December 31,
(In thousands)	2021	2020	2019
Insurance commissions and fees	$34,836	$31,505	$31,091
Investment services	19,388	17,520	16,434
Service charges on deposit accounts	6,347	6,312	8,321
Card services	10,826	9,263	10,526
Other income	7,203	8,817	8,416
Net gain on securities transactions	249	443	645
Total	$78,849	$73,860	$75,433

Noninterest income of $78.8 million in 2021 increased $5.0 million or 6.8% over 2020, reflecting growth in insurance commissions and fees, investment services and card services income. Noninterest income represented 26.1% of total revenues in 2021, and 24.7% in 2020.

Insurance commissions and fees of $34.8 million increased $3.3 million or 10.6% compared to $31.5 million for 2020. The increase in insurance commissions and fees in 2021 over 2020 was due to $1.9 million or 8.8% of organic growth in property and casualty commissions, and an increase of $1.1 million or 35.0% in contingency revenue over 2020.

Investment services income of $19.4 million increased $1.9 million or 10.7% in 2021 compared to 2020, mainly due to an increase in advisory fee income resulting from the growth in assets under management, driven by new business and an increase in fair value due to favorable market conditions. Investment services income includes trust services, financial planning, wealth management services, and brokerage related services. The fair value of assets managed by, or in custody of, Tompkins was $5.1 billion at December 31, 2021, an increase from $4.4 billion at December 31, 2020. The fair value of assets in custody at December 31, 2021 and 2020 includes $1.7 billion and $1.2 billion, respectively, of Company-owned securities where the Trust Company is custodian.

Service charges on deposit accounts in 2021 were in line with prior year. Net overdraft fees are the largest component of service charges on deposit accounts, and decreased $120,000 or 3.4% in 2021 compared to 2020. The decreases in overdraft/insufficient funds charges during 2021 were primarily related to a decrease in the volume of overdrafts relative to 2020. Service fees on personal and business accounts, increased $77,000 or 3.1% in 2021 over 2020.

Card services income increased $1.6 million or 16.9% over 2020. The primary components of card services income are fees related to interchange income and transactions fees for debit card transactions, credit card transactions and ATM usage. The increase in card services income in 2021, when compared to 2020, is s result of higher transaction volumes, which benefited from the easement of pandemic-related travel and business restrictions in 2021.

Other income of $7.2 million decreased $1.6 million or 18.3% compared to 2020. The decrease was largely due to gains on sales of residential mortgage loans of $2.0 million in 2020, compared to gains of $943,000 in 2021, due to a higher volume of loans sold and higher premiums paid on loans sold in 2020.

Noninterest Expense

	Year ended December 31,
(In thousands)	2021	2020	2019
Salaries and wages	$96,038	$92,519	$89,399
Other employee benefits	24,172	24,812	23,488
Net occupancy expense of premises	13,179	12,930	13,210
Furniture and fixture expense	8,328	7,846	7,815
FDIC insurance	2,758	2,398	773
Amortization of intangible assets	1,317	1,484	1,673
Other	44,495	42,331	45,476
Total	$190,287	$184,320	$181,834

Noninterest expense as a percentage of total revenue was 62.9% in 2021, compared to 61.6% in 2020.

Expenses associated with salaries and wages and employee benefits are the largest component of total noninterest expense. In 2021, these expenses increased $2.9 million or 2.5% compared to 2021. Salaries and wages increased $3.5 million or 3.8% in 2021 over the prior year, mainly as a result of annual merit pay increases. Other employee benefits decreased $640,000 or 2.6% over 2020, mainly in health insurance, which was down $1.1 million or 10.7% in 2021 over 2020. The number of employees as measured by average full time equivalents (FTEs) for 2021 were 1,032, decreased from 1,057 for 2020.

Other operating expenses of $44.5 million increased by $2.2 million or 5.1% compared to 2020. The primary components of other operating expenses in 2021 were technology expense ($11.7 million), professional fees ($6.9 million), marketing expense ($4.3 million), and cardholder expense ($3.5 million). The increase in other operating expenses in 2021 compared to 2020 included a nonrecurring $2.9 million prepayment penalty, related to pay down of $135.0 million of FHLB fixed rate advances, along with professional fees (up $855,000 or 14.1%), and cardholder expense (up $280,000 or 8.6%). These increases were partially offset by decreases in marketing related expenses in 2021 over 2020 (down $431,000 or 9.1%). The FHLB advances, which were paid off in September 2021, carried a weighted average interest rate of 2.26% and had a weighted average maturity of 1.25 years.

Noncontrolling Interests

Net income attributable to noncontrolling interests represents the portion of net income in consolidated majority-owned subsidiaries that is attributable to the minority owners of a subsidiary. The Company had net income attributable to noncontrolling interests of $127,000 in 2021, down $27,000 from 2020. The noncontrolling interests relate to three real estate investment trusts, which are substantially owned by the Company’s New York banking subsidiaries.

Income Tax Expense

The provision for income taxes provides for Federal, New York State, Pennsylvania and other miscellaneous state income taxes. The 2021 provision was $25.2 million, which increased $5.3 million or 26.4% compared to the 2020 provision. The effective tax rate for the Company was 22.0% in 2021, up from 20.4% in 2020. The effective rates for 2021 and 2020 differed from the U.S. statutory rate of 21.0% during those periods due to the effect of tax-exempt income from loans, securities, and life insurance assets, investments in tax credits, and excess tax benefits of stock based compensation. The increase in the effective tax rate for 2021 over 2020 was due to a higher level of taxable income to total income.

The Company's banking subsidiary has an investment in a real estate investment trust that provides certain benefits on its New York State tax return for qualifying entities. A condition to claim the benefit is that the consolidated company has average assets of no more than $8 billion for the taxable year. As of December 31, 2021, the Company's consolidated average assets, as defined by New York tax law, were under the $8.0 billion threshold. The Company will continue to monitor the consolidated average assets during 2022 to determine future eligibility.

Financial Condition

Total assets were $7.8 billion at December 31, 2021, increasing by 2.6% or $197.8 million from the previous year end. The increase in total assets was mainly due to increases in securities. Total securities increased $701.3 million or 43.1% over December 31, 2020. Total deposits at year-end 2021 increased $353.7 million or 5.5% over year-end 2020.

Loans and leases were 64.9% of total assets at December 31, 2021, compared to 69.0% of total assets at December 31, 2020. Total loan balances were $5.1 billion at December 31, 2021, a decrease of $184.9 million or 3.5% compared to the $5.2 billion reported at year-end 2020. The decrease is mainly due to PPP loan balances being forgiven as part of the SBA program. PPP loan balances totaled $71.3 million at year-end 2021, compared to $291.3 million at year-end 2020. A more detailed discussion of the loan portfolio is provided below in this section under the caption “Loans and Leases”.

As of December 31, 2021, total securities comprised 29.8% of total assets, compared to 21.4% of total assets at year-end 2020. Securities increased $701.3 million or 43.1% at December 31, 2021, compared to December 31, 2020. The increase in securities from year-end 2020 was largely due to the investment of excess liquidity into securities. A detailed discussion of the securities portfolio is provided below in this section under the caption “Securities”.

Total deposits at year-end 2021 increased by $353.7 million or 5.5% compared to December 31, 2020. At December 31, 2021 noninterest bearing deposits increased by $206.2 million or 10.7%, time deposit balances decreased $106.6 million or 14.3% and checking, savings and money market accounts increased $254.1 million or 6.8% when compared to December 31, 2020. Other borrowings, consisting mainly of short term advances with the FHLB, decreased $141.0 million or 53.2% from December 31, 2020, as growth in deposits were used to reduce borrowings. A more detailed discussion of deposits and borrowings is provided below in this section under the caption “Deposits and Other Liabilities”.

Shareholders’ Equity

The Consolidated Statements of Changes in Shareholders’ Equity included in the Consolidated Financial Statements of the Company contained in Part II, Item 8. of this Report, detail changes in equity capital over prior year end. Total shareholders’ equity increased $11.3 million or 1.6% to $728.9 million at December 31, 2021, from $717.7 million at December 31, 2020. Additional paid-in capital decreased by $21.4 million, from $334.0 million at December 31, 2020, to $312.5 million at December 31, 2021. The $21.4 million decrease included the following: a $23.8 million aggregate purchase price related to the Company's repurchase and retirement of 304,513 shares of its common stock in connection with Board-approved repurchase plans, and $3.1 million related to the exercise of stock options and restricted stock activity. These were partially offset by $5.1 million attributed to stock based compensation expense, and $257,000 related to shares issued for the Company's director deferred compensation plan. Retained earnings increased by $56.8 million, reflecting net income of $89.3 million, less dividends paid of $32.4 million for year-ended December 31, 2021.

Accumulated other comprehensive loss increased from $32.1 million at December 31, 2020 to $56.0 million at December 31, 2021, reflecting a $35.2 million increase in unrealized losses on available-for-sale debt securities due to market interest rates, partially offset by a $11.3 million actuarial gain associated with employee benefit plans. Under regulatory requirements, amounts reported as accumulated other comprehensive income/loss related to net unrealized gain or loss on available-for-sale debt securities and the funded status of the Company’s defined benefit post-retirement benefit plans do not increase or reduce regulatory capital and are not included in the calculation of risk-based capital and leverage capital ratios.

Total shareholders’ equity increased $54.6 million or 8.2% to $717.7 million at December 31, 2020, from $663.1 million at December 31, 2019. Additional paid-in capital decreased by $4.5 million, from $338.5 million at December 31, 2019, to $334.0 million at December 31, 2020. The $4.5 million decrease included the following: $9.4 million aggregate purchase price related to the Company's repurchase and retirement of 127,690 shares of its common stock in connection with the 2020 Repurchase Plan and $1.9 million related to the exercise of stock options and restricted stock activity. These were partially offset by $4.7 million attributed to stock based compensation expense, $1.8 million related to shares issued in connection with the Company's dividend reinvestment program, and $255,000 related to shares issued for the Company's director deferred compensation plan. Retained earnings increased by $47.9 million, reflecting net income of $77.6 million, less dividends paid of $31.4 million and the net cumulative effect adjustment related to the adoption of ASU 2016-13 of $1.7 million.

Accumulated other comprehensive loss decreased from $43.6 million at December 31, 2019 to $32.1 million at December 31, 2020; reflecting a $16.6 million increase in unrealized gains on available-for-sale debt securities due to market interest rates, and a $5.1 million increase in actuarial loss associated with employee benefit plans.

The Company continued its long history of increasing cash dividends with a per share increase of 4.3% in 2021, which followed an increase of 4.0% in 2020. Dividends per share were $2.19 in 2021, compared to $2.10 in 2020, and $2.02 in 2019. Cash dividends paid represented 36.3%, 40.4%, and 37.5% of after-tax net income in 2021, 2020, and 2019, respectively.

On January 30, 2020, the Company’s Board of Directors authorized a stock repurchase plan (the "2020 Repurchase Plan") for the Company to repurchase up to 400,000 shares of the Company’s common stock over the 24 months following adoption of the plan. In the third quarter of 2021, the Company reached the 400,000 share limit under the 2020 Repurchase Plan; the 400,000 shares were purchased at an average price of $75.99.

On October 22, 2021, the Company’s Board of Directors authorized a share repurchase plan (the “2021 Repurchase Plan”) for the repurchase of up to 400,000 shares of the Company’s common stock over the 24 months following adoption of the plan. Shares may be repurchased from time to time under the 2021 Repurchase Plan in open market transactions at prevailing market prices, in privately negotiated transactions, or by other means in accordance with federal securities laws, and the repurchase program may be suspended, modified or terminated by the Board of Directors at any time for any reason. Under the 2021 Repurchase Plan, the Company repurchased 32,203 shares through December 31, 2021, at an average cost of $80.65.

The Company and its subsidiary bank are subject to various regulatory capital requirements administered by federal bank regulatory agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material adverse effect on the Company’s business, results of operation and financial condition. Under capital adequacy guidelines and the regulatory framework for prompt corrective action (PCA), banks must meet specific guidelines that involve quantitative measures of assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. Capital amounts and classifications of the Company and its subsidiary bank are also subject to qualitative judgments by regulators concerning components, risk weightings, and other factors. Quantitative measures established by regulation to ensure capital adequacy require the maintenance of minimum amounts and ratios of common equity Tier 1 capital, Total capital and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. Management believes that the Company and its subsidiary bank meet all capital adequacy requirements to which they are subject.

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

As of December 31, 2021, the capital ratios for the Company’s four subsidiary banks exceeded the minimum levels required to be considered well capitalized. Effective January 1, 2022, the Company's four wholly-owned banking subsidiaries were combined into one bank, with the Bank of Castile, Mahopac Bank, and VIST Bank merging with and into Tompkins Trust Company. Immediately following the merger, Tompkins Trust Company changed its name to Tompkins Community Bank. Additional information on the Company’s capital ratios and regulatory requirements is provided in “Note 20 - Regulations and Supervision” in Notes to Consolidated Financial Statements in Part II, Item 8. of this Report on Form 10-K.

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

The Company classifies its securities at date of purchase as available-for-sale, held-to-maturity or trading.  Securities, other than certain obligations of states and political subdivisions thereof, are generally classified as available-for-sale. Securities available-for-sale may be used to enhance total return, provide additional liquidity, or reduce interest rate risk. Securities in the held-to-maturity portfolio would consists of obligations of the U.S. Government, U.S. Government sponsored entities and obligations of state and political subdivisions. Securities in the trading portfolio would reflect those securities that the Company elects to account for at fair value, with the adoption of ASC Topic 825, Financial Instruments.

The Company’s total securities portfolio at December 31, 2021 was $2.3 billion compared to $1.6 billion at December 31, 2020. The table below shows the composition of the available-for-sale and held-to-maturity securities portfolios as of year-end 2021, 2020 and 2019. The increase in the available-for-sale portfolio at year-end 2021 over year-end 2020 reflects the reinvestment of excess liquidity. The Company purchased approximately $1.4 billion of securities in 2021, which were partially offset by $452.9 million of payments, maturities and calls and $142.7 million of sales of available-for-sale securities. In 2021, fair values were unfavorably impacted by changes in market interest rates.

Additional information on the securities portfolio is available in “Note 2 Securities” in Notes to Consolidated Financial Statements in Part II, Item 8. of this Report, which details the types of securities held, the carrying and fair values, and the contractual maturities as of December 31, 2021 and 2020.

	As of December 31,
Available-for-Sale Debt Securities	2021		2020		2019
(In thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
U.S. Treasuries	$160,291	$157,834	$0	$0	$1,840	$1,840
Obligations of U.S. Government sponsored entities	843,218	832,373	599,652	607,480	367,551	372,488
Obligations of U.S. states and political subdivisions	102,177	104,169	126,642	129,746	96,668	97,785
Mortgage-backed securities-residential, issued by
U.S. Government agencies	76,502	77,157	179,538	182,108	164,643	164,451
U.S. Government sponsored entities	879,102	870,556	691,562	705,480	660,037	659,590
U.S. corporate debt securities	2,500	2,424	2,500	2,379	2,500	2,433
Total available-for-sale debt securities	$2,063,790	$2,044,513	$1,599,894	$1,627,193	$1,293,239	$1,298,587

	As of December 31,
Held-to-Maturity Securities	2021		2020		2019
(In thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value

U. S. Treasuries	$86,689	$86,368	$0	$0	$0	$0
Obligations of U.S. Government sponsored entities	197,320	195,920	0	0	0	0
Total held-to-maturity securities	$284,009	$282,288	$0	$0	$0	$0

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

The gross unrealized losses reported for residential mortgage-backed securities relate to investment securities issued by U.S. government sponsored entities such as Federal National Mortgage Association, Federal Home Loan Mortgage Corporation ("FHLMC"), and U.S. government agencies such as Government National Mortgage Association. The total gross unrealized losses, shown in the tables above, were primarily attributable to changes in interest rates and levels of market liquidity, relative to when the investment securities were purchased, and not due to the credit-related quality of the investment securities. The

Company does not have the intent to sell these securities and does not believe it is more likely than not that the Company will be required to sell these securities before a recovery of amortized cost.

Management measures expected credit losses on held-to-maturity debt securities on a collective basis by major security type with each type sharing similar risk characteristics and considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts. Management has made the accounting policy election to exclude accrued interest receivable on held-to-maturity debt securities from the estimate of credit losses. As of December 31, 2021, the held-to- maturity portfolio consisted of U.S. Treasury securities and securities issued by U.S. government-sponsored enterprises, including The Federal National Mortgage Agency and the Federal Farm Credit Banks Funding Corporation. U.S. Treasury securities are backed by the full faith and credit of and/or guaranteed by the U.S. government, and it is expected that the securities will not be settled at prices less than the amortized cost bases of the securities. Securities issued by U.S. government agencies or U.S. government-sponsored enterprises carry the explicit and/or implicit guarantee of the U.S. government, are widely recognized as “risk-free,” and have a long history of zero credit loss. As such, the Company did not record an allowance for credit losses for these securities as of December 31, 2021.

The Company also holds non-marketable Federal Home Loan Bank New York (“FHLBNY”) stock, non-marketable Federal Home Loan Bank Pittsburgh (“FHLBPITT”) stock and non-marketable Atlantic Community Bankers Bank (“ACBB”) stock, all of which are required to be held for regulatory purposes and for borrowing availability. The required investment in FHLB stock is tied to the Company’s borrowing levels with the FHLB. Holdings of FHLBNY stock, FHLBPITT stock and ACBB stock totaled $9.9 million, $1.0 million and $95,000 at December 31, 2021, respectively. These securities are carried at par, which is also cost. The FHLBNY and FHLBPITT continue to pay dividends and repurchase stock. As such, the Company has not recognized any impairment on its holdings of FHLBNY and FHLBPITT stock. At December 31, 2020, the Company’s holdings of FHLBNY stock, FHLBPITT stock, and ACBB stock totaled $11.0 million, $5.2 million, and $95,000, respectively.

Management’s policy is to purchase investment grade securities that, on average, have relatively short expected durations. This policy helps mitigate interest rate risk and provides sources of liquidity without significant risk to capital. The contractual maturity distribution of debt securities and mortgage-backed securities as of December 31, 2021, along with the weighted average yield of each category, is presented in Table 3-Maturity Distribution below. Balances are shown at amortized cost and weighted average yields are calculated on a fully tax-equivalent basis. Expected maturities will differ from contractual maturities presented in Table 3-Maturity Distribution below, because issuers may have the right to call or prepay obligations with or without penalty and mortgage-backed securities will pay throughout the periods prior to contractual maturity.

Table 3 - Maturity Distribution

	As of December 31, 2021
	Securities Available-for-Sale[1]		Securities Held-to-Maturity
(dollar amounts in thousands)	Amount	Yield[2]	Amount	Yield[2]

U.S. Treasury
Over 1 to 5 years	$30,766	0.61%	$0	0.00%
Over 5 to 10 years	129,525	1.15%	86,689	1.37%
	$160,291	1.05%	$86,689	1.37%

Obligations of U.S. Government sponsored entities
Within 1 year	$72,750	2.21%	$0	0.00%
Over 1 to 5 years	429,342	0.98%	0	0.00%
Over 5 to 10 years	315,926	1.04%	197,320	1.54%
Over 10 years	25,200	2.05%	$0	0.00%
	$843,218	1.14%	$197,320	1.54%

Obligations of U.S. state and political subdivisions
Within 1 year	$4,409	2.30%	$0	0.00%
Over 1 to 5 years	14,429	2.68%	0	0.00%
Over 5 to 10 years	53,797	2.83%	0	0.00%
Over 10 years	29,542	2.44%	0	0.00%
	$102,177	2.67%	$0	0.00%

Mortgage-backed securities - residential
Within 1 year	$1	1.09%	$0	0.00%
Over 1 to 5 years	8,473	2.10%	0	0.00%
Over 5 to 10 years	295,554	1.16%	0	0.00%
Over 10 years	651,576	1.36%	0	0.00%
	$955,604	1.30%	$0	0.00%

Other securities
Over 5 to 10 years	$2,500	3.01%	$0	0.00%
	$2,500	3.01%	$0	0.00%

Total securities
Within 1 year	$77,160	2.22%	$0	0.00%
Over 1 to 5 years	483,010	1.03%	0	0.00%
Over 5 to 10 years	797,302	1.23%	284,009	1.49%
Over 10 years	706,318	1.43%	0	0.00%
	$2,063,790	1.29%	$284,009	1.49%
1 Balances of available-for-sale debt securities are shown at amortized cost.
2 Interest income includes the tax effects of tax-equivalent adjustments using a combined New York State and Federal effective income tax rate of 24.5% to increase tax exempt interest income to tax-equivalent basis.

The average tax-equivalent yield on the securities portfolio was 1.23% in 2021, 1.83% in 2020 and 2.30% in 2019.

At December 31, 2021, there were no holdings of any one issuer, other than the U.S. Government sponsored entities, in an amount greater than 10% of the Company’s shareholders’ equity.

Loans and Leases

Table 4 - Composition of Loan and Lease Portfolio

Loans and Leases	As of December 31,
(In thousands)	2021	2020	2019	2018	2017
Commercial and industrial
Agriculture	$99,172	$94,489	$105,786	$107,494	$108,608
Commercial and industrial other	699,121	792,987	902,275	970,141	983,043
PPP loans	71,260	291,252	0	0	0
Subtotal commercial and industrial	869,553	1,178,728	1,008,061	1,077,635	1,091,651
Commercial real estate
Construction	178,582	163,016	213,637	165,669	203,966
Agriculture	195,973	201,866	184,898	170,229	129,959
Commercial real estate other	2,278,599	2,204,310	2,045,030	2,004,763	1,866,802
Subtotal commercial real estate	2,653,154	2,569,192	2,443,565	2,340,661	2,200,727
Residential real estate
Home equity	182,671	200,827	219,245	229,608	241,256
Mortgages	1,290,911	1,235,160	1,158,592	1,104,286	1,061,685
Subtotal residential real estate	1,473,582	1,435,987	1,377,837	1,333,894	1,302,941
Consumer and other
Indirect	4,655	8,401	12,964	12,663	12,144
Consumer and other	67,396	61,399	61,446	58,326	50,979
Subtotal consumer and other	72,051	69,800	74,410	70,989	63,123
Leases	13,948	14,203	17,322	14,556	14,467
Total loans and leases	5,082,288	5,267,910	4,921,195	4,837,735	4,672,909
Less: unearned income and deferred costs and fees	(6,821)	(7,583)	(3,645)	(3,796)	(3,789)
Total loans and leases, net of unearned income and deferred costs and fees	$5,075,467	$5,260,327	$4,917,550	$4,833,939	$4,669,120

Total loans and leases of $5.1 billion at December 31, 2021 decreased $184.9 million or 3.5% from December 31, 2020. The decrease was mainly in PPP loans, which totaled $71.3 million at year end 2021, and $291.3 million at year-end 2020. The decrease in PPP loans is due to the PPP loan forgiveness program and pay downs made in 2021. In total, the Company funded approximately $694.1 million in PPP loans, of which $620.2 million had been forgiven by the SBA under the terms of the program as of January 14, 2022. As of December 31, 2021, total loans and leases represented 64.9% of total assets compared to 69.0% of total assets at December 31, 2020.

Residential real estate loans, including home equity loans, were $1.5 billion at December 31, 2021, an increase of $37.6 million or 2.6% compared to the $1.4 billion reported at year-end 2020. Residential real estate loans comprised 29.0% of total loans and leases at December 31, 2021 compared to 27.3% at December 31, 2020. Growth in residential loan balances is impacted by the Company’s decision to retain these loans or sell them in the secondary market due to interest rate considerations. The Company’s Asset/Liability Committee meets regularly and establishes standards for selling and retaining residential real estate mortgage originations.

The Company may sell residential real estate loans in the secondary market based on interest rate considerations. These residential real estate loans are generally sold to FHLMC or State of New York Mortgage Agency (“SONYMA”) without recourse in accordance with standard secondary market loan sale agreements. These residential real estate loans also are subject to customary representations and warranties made by the Company, including representations and warranties related to gross incompetence and fraud. The Company has not had to repurchase any loans as a result of these representations and warranties.

During 2021, 2020, and 2019, the Company sold residential mortgage loans totaling $31.5 million, $51.7 million, and $16.9 million, respectively, and realized net gains on these sales of $943,000, $2.1 million, and $227,000, respectively. When residential mortgage loans are sold to FHLMC or SONYMA, the Company typically retains all servicing rights, which provides the Company with a source of fee income. In connection with the sales in 2021, 2020, and 2019, the Company recorded mortgage-servicing assets of $236,000, $388,000, and $127,000, respectively.

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

Commercial real estate loans totaled $2.7 billion at December 31, 2021, an increase of $84.0 million or 3.3% compared to December 31, 2020, and represented 52.3% of total loans and leases at December 31, 2021, compared to 48.8% at December 31, 2020.

Commercial and industrial loans totaled $869.6 million at December 31, 2021, which is a decrease of $309.2 million or 26.2% from December 31, 2020. Commercial and industrial loans represented 17.1% of total loans at December 31, 2021 compared to 22.4% at December 31, 2020. The decrease at year-end 2021 from year-end 2020 was mainly due to PPP loans forgiven by the SBA. At December 31, 2021 the total outstanding balances of PPP loans was $71.3 million compared to $291.3 million at December 31, 2020.

As of December 31, 2021, agriculturally-related loans totaled $295.1 million or 5.8% of total loans and leases compared to $296.4 million or 5.6% of total loans and leases at December 31, 2020. Agriculturally-related loans include loans to dairy farms and cash and vegetable crop farms. Agriculturally related loans are primarily made based on identified cash flows of the borrower with consideration given to underlying collateral, personal guarantees, and government related guarantees. Agriculturally-related loans are generally secured by the assets or property being financed or other business assets such as accounts receivable, livestock, equipment or commodities/crops.

The consumer loan portfolio includes personal installment loans, indirect automobile financing, and overdraft lines of credit. Consumer and other loans were $72.1 million at December 31, 2021, compared to $69.8 million at December 31, 2020.

The lease portfolio decreased by 1.8% to $13.9 million at December 31, 2021 from $14.2 million at December 31, 2020. As of December 31, 2021, commercial leases and municipal leases represented 100.0% of total leases.

The Company has adopted comprehensive lending policies, underwriting standards and loan review procedures. There were no significant changes to the Company’s existing policies, underwriting standards and loan review during 2021. The Company’s Board of Directors approves the lending policies at least annually. The Company recognizes that exceptions to policy guidelines may occasionally occur and has established procedures for approving exceptions to these policy guidelines. Management has also implemented reporting systems to monitor loan originations, loan quality, concentrations of credit, loan delinquencies and nonperforming loans and potential problem loans.

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

Analysis of Past Due and Nonperforming Loans

	As of December 31,
(In thousands)	2021	2020	2019	2018	2017
Loans 90 days past due and accruing[1]
Consumer and other	$0	$0	$0	$0	$44
Total loans 90 days past due and accruing	0	0	0	0	44
Nonaccrual loans
Commercial and industrial	$533	$1,775	$2,335	$1,883	$2,852
Commercial real estate	13,893	23,627	10,789	8,007	5,948
Residential real estate	11,178	13,145	10,882	12,072	10,363
Consumer and other	429	429	275	234	354
Total nonaccrual loans and leases	$26,033	$38,976	$24,281	$22,196	$19,517
Troubled debt restructurings not included above	5,124	6,803	7,154	4,395	3,449
Total nonperforming loans and leases	$31,157	$45,779	$31,435	$26,591	$23,010
Other real estate owned	135	88	428	1,595	2,047
Total nonperforming assets	$31,292	$45,867	$31,863	$28,186	$25,057
Total nonperforming loans and leases as a percentage of total loans and leases	0.61%	0.87%	0.64%	0.55%	0.49%
Total nonperforming assets as a percentage of total assets	0.40%	0.60%	0.47%	0.42%	0.38%
Allowance as a percentage of nonperforming loans and leases	137.51%	112.87%	126.90%	163.25%	172.84%
1 The 2019, 2018 and 2017 columns in the above table exclude $794,000, $1.3 million, and $1.1 million, respectively, of acquired loans that are 90 days past due and accruing interest.  These loans were originally recorded at fair value on the acquisition date of August 1, 2012.  These loans are considered to be accruing as the Company can reasonably estimate future cash flows on these acquired loans and the Company expects to fully collect the carrying value of these loans.  Therefore, the Company is accreting the difference between the carrying value of these loans and their expected cash flows into interest income.

The level of nonperforming assets as of the past five year-ends is illustrated in the table above. The Company’s total nonperforming assets as a percentage of total assets was 0.40% at December 31, 2021, a decrease from 0.60% at December 31, 2020, and compares to its peer group's most recent ratio of 0.54% at September 30, 2021. The peer data is from the Federal Reserve Board and represents banks or bank holding companies with assets between $3.0 billion and $10.0 billion.
Nonperforming loans and leases totaled $31.2 million at December 31, 2021 and decreased 31.9% from December 31, 2020. Nonperforming loans and leases represented 0.61% of total loans at December 31, 2021, compared to 0.87% of total loans at December 31, 2020, and 0.64% of total loans at December 31, 2019. Nonperforming loans and leases in the commercial real estate portfolio at year-end 2021 decreased by $9.7 million compared to 2020; the decrease was mainly due to one credit totaling approximately $11.8 million in the hospitality industry that paid off in the fourth quarter of 2021.

The Company implemented a payment deferral program to assist both consumer and business borrowers that may be experiencing financial hardship due to COVID-19. As of December 31, 2021, total loans that continued in a deferral status amounted to approximately $4.5 million, representing 0.09% of total loans and $212.2 million at December 31, 2020.

Loans are considered modified in a troubled debt restructuring (“TDR”) when, due to a borrower’s financial difficulties, the Company makes a concession(s) to the borrower that the Company would not otherwise consider. When modifications are provided for reasons other than as a result of the financial distress of the borrower, these loans are not classified as TDRs or impaired. These modifications may include, among others, an extension of the term of the loan, and granting a period when interest-only payments can be made, with the principal payments made over the remaining term of the loan or at maturity. TDRs are included in the above table within the following categories: “loans 90 days past due and accruing”, “nonaccrual loans”, or “troubled debt restructurings not included above”. Loans in the latter category include loans that meet the definition of a TDR but are performing in accordance with the modified terms and have shown a satisfactory period of repayment (generally six consecutive months) and where full collection of all is reasonably assured. At December 31, 2021, the Company had $6.8 million in TDR balances, which are included in the above table, of which $5.1 million are included in the line captioned “Troubled debt restructurings not included above” and the remainder are included within nonaccrual loans.

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

The Company’s recorded investment in loans and leases that are individually evaluated totaled $20.5 million at December 31, 2021, and $32.2 million at December 31, 2020. A loan is individually evaluated when, based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement. Individually evaluated loans consist of our non-homogenous nonaccrual loans and loans that are 90 days or more past due. Specific reserves on individually evaluated loans that are not collateral dependent are measured based on the present value of expected future cash flows discounted at the original effective interest rate of each loan. For loans that are collateral dependent, impairment is measured based on the fair value of the collateral less estimated selling costs, and such impaired amounts are generally charged off.

At December 31, 2021, there were specific reserves of $67,000, mainly related to one commercial real estate loan and one commercial loan compared to $308,000 of specific reserves on four commercial real estate loans and five commercial loans at December 31, 2020. The majority of the individually evaluated loans are collateral dependent loans that have limited exposure or require limited specific reserves because of the amount of collateral support with respect to these loans or the loans have been written down to fair value. Interest payments on individually evaluated loans are typically applied to principal unless collectability of the principal amount is reasonably assured. In these cases, interest is recognized on a cash basis. There was no interest income recognized on individually evaluated loans and leases for 2021, 2020 and 2019.

The ratio of the allowance to nonperforming loans (loans past due 90 days and accruing, nonaccrual loans and restructured troubled debt) was 137.5% at December 31, 2021, compared to 112.9% at December 31, 2020. The Company’s nonperforming loans are mostly made up of collateral dependent loans requiring little to no specific allowance due to the level of collateral available with respect to these loans and/or previous charge-offs.

Management reviews the loan portfolio for evidence of potential problem loans and leases. Potential problem loans and leases are loans and leases that are currently performing in accordance with contractual terms, but where known information about possible credit problems of the related borrowers causes management to have doubt as to the ability of such borrowers to comply with the present loan payment terms and may result in such loans and leases becoming nonperforming at some time in the future. Management considers loans and leases classified as Substandard, which continue to accrue interest, to be potential problem loans and leases. The Company, through its credit administration function, identified 25 commercial relationships totaling $36.5 million at December 31, 2021 that were potential problem loans. At December 31, 2020, there were 35 relationships totaling $40.8 million in the loan portfolio that were considered potential problem loans. Of the 25 commercial relationships from the portfolio that were classified as potential problem loans at December 31, 2021, there were 9 relationships that equaled or exceeded $1.0 million, which in aggregate totaled $32.1 million. The potential problem loans remain in a performing status due to a variety of factors, including payment history, the value of collateral supporting the credits, and personal or government guarantees. These factors, when considered in the aggregate, give management reason to believe that the current risk exposure on these loans does not warrant accounting for these loans as nonperforming. However, these loans do exhibit certain risk factors, which have the potential to cause them to become nonperforming. Accordingly, management’s attention is focused on these credits, which are reviewed on at least a quarterly basis.

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

The Company adopted Accounting Standard Update ("ASU") 2016-13 on January 1, 2020, using the prospective transition approach for financial assets purchased with credit deterioration ("PCD") that were previously classified as purchased credit impaired ("PCI") and accounted for under ASC 310-30. In accordance with the standard, the Company did not reassess whether PCI assets met the criteria of PCD assets as of the date of adoption. The remaining discount on the PCD assets will be accreted into interest income on a level-yield method over the life of the loans.

Since the methodology is based upon historical experience and trends, current conditions, and reasonable and supportable forecasts, as well as management’s judgment, factors may arise that result in different estimates. While management’s evaluation of the allowance as of December 31, 2021, considers the allowance to be appropriate, under adversely different conditions or assumptions, the Company would need to increase or decrease the allowance. In addition, various federal and State regulatory agencies, as part of their examination process, review the Company's allowance and may require the Company to recognize additions to the allowance bases on their judgements and information available to them at the time of their examinations.

Loan Commitments and Allowance for Credit Losses on Off-Balance Sheet Credit Exposures

Financial instruments include off-balance sheet credit instruments, such as commitments to make loans, and commercial letters of credit. The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for off-balance sheet loan commitments is represented by the contractual amount of those instruments. Such financial instruments are recorded when they are funded. The Company records an allowance for credit losses on off-balance sheet credit exposures, unless the commitments to extend credit are unconditionally cancelable, through a charge to credit loss expense for off-balance sheet credit exposures included in other noninterest expense in the Company's consolidated statements of income. As of December 31, 2021, the Company's reserve for off-balance sheet credit exposures was $2.5 million, compared to $1.9 million at December 31, 2020. As a result of the adoption of ASC 326, the Company recorded a net cumulative-effect adjustment increasing the allowance for credit losses on off-balance sheet credit exposures by $381,000 from $477,000 at December 31, 2019, to $858,000 at January 1, 2020.

The allocation of the Company’s allowance as of December 31, 2021, and each of the previous four years is illustrated in Table 5- Allocation of the Allowance for Credit Losses, below. The table represents the allowance for credit losses calculated under the new accounting guidance as of December 31, 2020, and the prior periods show amounts calculated under the incurred loss methodology calculation used prior to adoption. The table provides an allocation of the allowance for credit losses for inherent loan losses by type. The allocation is neither indicative of the specific amounts or the loan categories in which future charge-offs may occur, nor is it an indicator of future loss trends. The allocation of the allowance for credit losses to each category does not restrict the use of the allowance to absorb losses in any category.
Table 5 - Allocation of the Allowance for Credit Losses

	As of December 31,
(In thousands)	2021	2020	2019	2018	2017
Total loans outstanding at end of year	$5,075,467	$5,260,327	$4,917,550	$4,833,939	$4,669,120

Allocation of the ACL by loan type:
Commercial and industrial	$6,335	$9,239	$10,541	$11,272	$11,837
Commercial real estate	24,813	30,546	21,608	23,483	20,412
Residential real estate	10,139	10,257	6,381	7,345	6,215
Consumer and other	1,492	1,562	1,362	1,310	1,307
Leases	64	65	0	0	0
Total	$42,843	$51,669	$39,892	$43,410	$39,771

Allocation of the ACL as a percentage of total allowance:
Commercial and industrial	15%	18%	26%	26%	30%
Commercial real estate	58%	59%	54%	54%	51%
Residential real estate	24%	20%	16%	17%	16%
Consumer and other	3%	3%	3%	3%	3%
Leases	0%	0%	0%	0%	0%
Total	100%	100%	100%	100%	100%
Loan and lease types as a percentage of total loans and leases:
Commercial and industrial	18%	23%	21%	22%	24%
Commercial real estate	52%	49%	50%	49%	47%
Residential real estate	29%	27%	28%	28%	28%
Consumer and other	1%	1%	1%	1%	1%
Leases	0%	0%	0%	0%	0%
Total	100%	100%	100%	100%	100%

As a result of the adoption of ASU 2016-13, the Company recorded a net cumulative-effect adjustment reducing the allowance for credit losses by $2.5 million from $39.9 million at December 31, 2019 to $37.4 million at January 1, 2020. Also in 2020 was a $14.9 million increase in provision expense driven by changes in economic conditions and forecasts related to the impact of COVID-19, including forecasts of significantly slower economic growth and higher unemployment. Improved forecasts for unemployment and economic growth contributed to the decrease in the allowance between year-end 2021 and year-end 2020.

As of December 31, 2021, the total allowance for credit losses was $42.8 million, a decrease of $8.8 million or 17.1% from year-end 2020. The decrease reflects net charge-offs of $6.0 million and a credit to provision expense of $2.8 million. The fourth quarter of 2021 included a $7.0 million charge-off of a commercial real estate relationship in the hospitality industry that was moved to nonaccrual in the second quarter of 2021. The lower allowance at December 31, 2021 compared to December 31, 2020 was mainly driven by improvement in forecasts for both unemployment and the gross domestic product used in our model at year-end 2021 compared to year-end 2020. Qualitative reserves are down from year-end 2020. Qualitative reserves for loans within the hospitality and certain other industries that may have an elevated level of risk due to the adverse economic impact of the COVID-19 pandemic, and for loans that were part of the Company's payment deferral program implemented in response to the COVID-19 pandemic decreased over the course of the 2021 as pandemic restrictions eased and the economy started to reopen and loans exited the deferral program and returned to repayment status. Estimates of future delinquency and credit loss performance is extremely difficult given the uncertainties centering around the evolution of the virus, including the spread of the Delta variant, the efficacy of vaccination programs, the related pace of the full resumption of business activities, and the strength of the economic recovery as government assistance programs are phased out. The decrease in these qualitative reserves were partially offset by qualitative reserves for local (county) unemployment trends and changes in commercial real estate and residential real estate indices. The qualitative reserves were added to all portfolio segments, with the majority of the impact resulting in the commercial real estate portfolio, followed by residential real estate and commercial and industrial portfolios.

Total loans were $5.1 billion at December 31, 2021, a decrease of $184.9 million or 3.5% from December 31, 2020. The decrease from year-end 2021 was mainly due to the pay down of guaranteed PPP loans which were down $220.0 million compared to the same period prior year. Since the PPP loans are guaranteed by the SBA, there are no reserves allocated to these loans. Credit quality metrics at December 31, 2021, were improved when compared to year-end 2020. Nonperforming assets represented 0.40% of total assets at December 31, 2021, compared to 0.60% at December 31, 2020. Nonperforming loans and leases decreased $14.6 million or 31.9% from year end 2020 and represented 0.61% of total loans at December 31, 2021 compared to 0.87% at December 31, 2020. Loans internally-classified Special Mention or Substandard decreased $52.3 million or 27.6% compared to December 31, 2020. The improvement over December 31, 2020, were mainly due to improved economic conditions as pandemic-related restrictions are being lifted and businesses are reopening.

Table 6 - Analysis of the Allowance for Credit Losses

	December 31,
(In thousands)	2021	2020	2019	2018	2017
Average loans outstanding during year	$5,184,492	$5,228,135	$4,830,089	$4,757,583	$4,401,205
Balance of allowance at beginning of year	51,669	39,892	43,410	39,771	35,755
Impact of adopting ASU 2016-13	0	(2,534)	0	0	0

Loans charged-off:
Commercial and industrial	$274	$2	$696	$334	$365
Commercial real estate	6,957	1,903	4,015	142	180
Residential real estate	77	84	256	614	1,067
Consumer and other	438	482	823	1,350	962
Leases	0	0	0	0	0
Total loans charged-off	$7,746	$2,471	$5,790	$2,440	$2,574

Recoveries of loans previously charged-off:
Commercial and industrial	$118	$131	$103	$156	$143
Commercial real estate	1,175	58	174	843	1,617
Residential real estate	236	194	334	459	256
Consumer and other	196	248	295	679	413
Total loan recoveries	$1,725	$631	$906	$2,137	$2,429
Net loan charged-off	6,021	1,840	4,884	303	145
(Reductions)/Additions to allowance charged to operations	(2,805)	16,151	1,366	3,942	4,161
Balance of allowance at end of year	$42,843	$51,669	$39,892	$43,410	$39,771
Allowance as a percentage of total loans and leases outstanding	0.84%	0.98%	0.81%	0.90%	0.85%
Net charge-offs as a percentage of average loans and leases outstanding during the year	0.12%	0.04%	0.10%	0.01%	0.00%

The above table shows the activity in the allowance for credit losses over the past five years. The allowance at December 31, 2021 was $42.8 million, a decrease of $8.8 million from year-end 2020, reflecting net charge-offs of $6.0 million and a credit to provision expense of $2.8 million. The year-over-year decrease is mainly due to one commercial real estate relationship that included included two loans and was charged off in the fourth quarter of 2021. For 2019, favorable trends in certain qualitative factors, lower historical loss rates in all loan portfolios except for commercial real estate at year-end 2019 compared to year-end

2018, and lower specific reserves for impaired loans contributed to the lower allowance level at December 31, 2019 compared to December 31, 2018 and a decrease in provision expense in 2019 compared to 2018. As mentioned above, the $16.2 million provision expense in 2020 was driven by changes in economic conditions and forecasts related to the impact of COVID-19, including forecasts of significantly slower economic growth and higher unemployment. The majority of the increase in the allowance and provision expense in 2020 was in the first quarter of 2020. Provision expense decreased in 2021, as businesses opened and economic conditions continued to improve, resulting in the ability to reverse some of the provision expense booked in the first quarter of 2020 related to the COVID-19 pandemic.

The ratio of the allowance for credit losses as a percentage of total loans was 0.84% at year-end 2021 compared to 0.98% at year-end 2020. The allowance coverage to nonperforming loans and leases was 137.50% at December 31, 2021 compared to 112.87% at December 31, 2020. Management believes that, based upon its evaluation as of December 31, 2021, the allowance is appropriate.

Deposits and Other Liabilities

Total deposits were $6.8 billion at December 31, 2021, an increase of $353.7 million or 5.5% compared to year-end 2020. The increase from year-end 2020 consisted of savings and money market balances, and noninterest bearing deposits up $254.1 million, and $206.1 million, respectively. This was partially offset by a reduction in time deposits, which decreased $106.6 million. Deposit balances have benefited from PPP loan originations and government stimulus payments related to COVID-19. The majority of the Company's PPP loan originations were deposited in Tompkins checking accounts.

The most significant source of funding for the Company is core deposits. The Company defines core deposits as total deposits less time deposits of $250,000 or more, brokered deposits, municipal money market deposits and reciprocal deposit relationships with municipalities. Core deposits increased by $626.4 million or 12.2% to $5.8 billion at year-end 2021 from $5.2 billion at year-end 2020. Core deposits represented 85.1% of total deposits at December 31, 2021, compared to 80.1% of total deposits at December 31, 2020.

Municipal money market accounts and reciprocal deposit relationships with municipalities totaled $802.1 million at year-end 2021, which increased 17.0% over year-end 2020. In general, there is a seasonal pattern to municipal deposits starting with a low point during July and August. Account balances tend to increase throughout the fall and into the winter months from tax deposits and receive an additional inflow at the end of March from the electronic deposit of state funds.

The Company uses both retail and wholesale repurchase agreements. Retail repurchase agreements are arrangements with local customers of the Company, in which the Company agrees to sell securities to the customer with an agreement to repurchase those securities at a specified later date. Retail repurchase agreements totaled $66.8 million at December 31, 2021, and $65.8 million at December 31, 2020. Management generally views local repurchase agreements as an alternative to large time deposits. Refer to “Note 8 Federal Funds Purchased and Securities Sold Under Agreements to Repurchase” in Notes to Consolidated Financial Statements in Part II, Item 8. of this Report for further details on the Company’s repurchase agreements.

The Company’s other borrowings totaled $124.0 million at year-end 2021, which was $141.0 million below prior year end. The decrease in borrowings was due to deposit growth from year-end 2020. In the third quarter of 2021, the Company prepaid $135.0 million of FHLB fixed rate advances and incurred prepayment penalties of $2.9 million, recorded in noninterest expense. The advances, which were paid off in September 2021, carried a weighted average rate of 2.26% and had a weighted average maturity of 1.25 years. The $124.0 million in borrowings at December 31, 2021, represented $14.0 million in overnight advances from the FHLB and $110.0 million in term advances from the FHLB. Borrowings of $265.0 million at year-end 2020 represented FHLB term advances. Of the $110.0 million in FHLB term advances at year-end 2021, $100.0 million are due in over one year. Refer to “Note 9 - Other Borrowings” in Notes to Consolidated Financial Statements in Part II, Item 8. of this Report for further details on the Company’s term borrowings with the FHLB.

Liquidity Management

As of December 31, 2021, the Company had not experienced any significant impact to our liquidity or funding capabilities as a result of the COVID-19 pandemic. The Company has a long-standing liquidity plan in place that is designed to ensure that appropriate liquidity resources are available to fund the balance sheet. Additionally, given the uncertainties related to the impact of the COVID-19 crisis on liquidity, the Company has confirmed the availability of funds at the FHLB of NY, completed actions required to activate participation in the Federal Reserve Bank PPP lending facility, and confirmed availability of Federal Fund lines with correspondent bank partners.

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

Non-core funding sources totaled $1.2 billion at December 31, 2021, a decrease of $412.8 million or 25.6% from $1.6 billion at December 31, 2020. The decrease was driven mainly by the repayment of $200.0 million of brokered time deposits that matured during the second quarter of 2021 and the prepayment of $135.0 million of FHLB term borrowings during the third quarter of 2021. Non-core funding sources decreased year-over-year as the Company experienced sufficient growth in core deposits to fund earning asset growth. Non-core funding sources as a percentage of total liabilities decreased from 23.4% at year-end 2020 to 17.0% at year-end 2021.

Non-core funding sources may require securities to be pledged against the underlying liability. Securities carried at $1.4 billion at December 31, 2021 and 2020, were either pledged or sold under agreements to repurchase. Pledged securities or securities sold under agreements to repurchase represented 59.4% of total securities at December 31, 2021, compared to 75.3% of total securities at December 31, 2020.

Cash and cash equivalents totaled $63.1 million as of December 31, 2021, a decrease from $388.5 million at December 31, 2020. Short-term investments, consisting of securities due in one year or less, increased from $55.0 million at December 31, 2020, to $77.9 million at December 31, 2021.

Cash flow from the loan and investment portfolios provides a significant source of liquidity. These assets may have stated maturities in excess of one year, but they have monthly principal reductions. Total mortgage-backed securities, at fair value, were $947.7 million at December 31, 2021 compared with $887.6 million at December 31, 2020. Outstanding principal balances of residential mortgage loans, consumer loans, and leases totaled approximately $1.6 billion at December 31, 2021 compared to $1.5 billion at December 31, 2020. Aggregate amortization from monthly payments on these assets provides significant additional cash flow to the Company.

Liquidity is enhanced by ready access to national and regional wholesale funding sources including Federal funds purchased, repurchase agreements, brokered certificates of deposit, and FHLB advances. Through its subsidiary banks, the Company has borrowing relationships with the FHLB and correspondent banks, which provide secured and unsecured borrowing capacity. At December 31, 2021, the unused borrowing capacity on established lines with the FHLB was $2.3 billion.

As members of the FHLB, the Company’s subsidiary banks can use certain unencumbered mortgage-related assets and securities to secure additional borrowings from the FHLB. At December 31, 2021, total unencumbered mortgage loans and securities of the Company were $1.6 billion. Additional assets may also qualify as collateral for FHLB advances upon approval of the FHLB.

The Company has not identified any trends or circumstances that are reasonably likely to result in material increases or decreases in liquidity in the near term.

Table 7 - Loan Maturity

Remaining maturity of loans	December 31, 2021
(In thousands)	Total	Less than 1 year	After 1 year to 5 years	After 5 years to 15 years	After 15 years
Commercial and industrial	$869,553	$186,535	$344,457	$213,037	$125,524
Commercial real estate	2,653,154	113,884	303,107	1,268,752	967,411
Residential real estate	1,473,582	760	22,960	324,685	1,125,177
Total	$4,996,289	$301,179	$670,524	$1,806,474	$2,218,112

Of the loan amounts shown above in Table 7 - Loan Maturity, maturing over 1 year, $2.1 billion have fixed rates and $2.6 billion have adjustable rates.

Off-Balance Sheet Arrangements

In the normal course of business, the Company is party to certain financial instruments, which in accordance with accounting principles generally accepted in the United States, are not included in its Consolidated Statements of Condition. These transactions include commitments under standby letters of credit, unused portions of lines of credit, and commitments to fund new loans and are undertaken to accommodate the financing needs of the Company’s customers. Loan commitments are agreements by the Company to lend monies at a future date. These loan and letter of credit commitments are subject to the same credit policies and reviews as the Company’s loans. Because most of these loan commitments expire within one year from the date of issue, the total amount of these loan commitments as of December 31, 2021, are not necessarily indicative of future cash requirements. Further information on these commitments and contingent liabilities is provided in “Note 17 Commitments and Contingent Liabilities” in Notes to Consolidated Financial Statements in Part II, Item 8. of this Report.

Contractual Obligations

The Company leases land, buildings, and equipment under operating lease arrangements extending to the year 2090. Most leases include options to renew for periods ranging from 5 to 20 years. In addition, the Company has a software contract for its core banking application through June 30, 2024 along with contracts for more specialized software programs through 2021. Further information on the Company’s lease arrangements is provided in “Note 6 Premises and Equipment” in Notes to Consolidated Financial Statements in Part II, Item 8. of this Report. The Company’s contractual obligations as of December 31, 2021, are shown in Table 8-Contractual Obligations and Commitments below.
Table 8 - Contractual Obligations and Commitments

Contractual cash obligations	At December 31, 2021 Payments due within
(In thousands)	Total	1 year	1-3 years	3-5 years	After 5 years
Long-term debt	$113,618	$11,972	$101,646	$0	$0
Operating leases [1]	40,112	4,187	7,387	6,366	22,172
Software contracts	6,276	1,931	3,701	644	0
Total contractual cash obligations	$160,006	$18,090	$112,734	$7,010	$22,172
1 Operating leases include renewals the Company considers reasonably certain to exercise.

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
	For the year ended December 31,
(In thousands, except per share data)	2021	2020	2019	2018	2017
Net income available to common shareholders	$89,264	$77,588	$81,718	$82,308	$52,494
Less: income attributable to unvested stock-based compensations awards	(615)	(857)	(1,306)	(1,315)	(818)
Net earnings allocated to common shareholders (GAAP)	88,649	76,731	80,412	80,993	51,676
Diluted earnings per share (GAAP)	6.05	5.20	5.37	5.35	3.43

Adjustments for non-operating income and expense:
Purchase accounting related to redemption of trust preferred securities	1,849	0	0	0	0
Penalties on prepayment of FHLB borrowings	2,929	0	0	0	0
Gain on sale of real estate	0	0	0	(2,950)	0
Write-down of impaired leases	0	0	0	2,536	0
Remeasurement of deferred taxes	0	0	0	0	14,944
Write-down of real estate pending sale	0	673	0	0	0
Total adjustments	4,778	673	0	(414)	14,944
Tax expense	1,171	165	0	102	0
Total adjustments, net of tax	3,607	508	0	(312)	14,944

Net operating income available to common shareholders (Non-GAAP)	92,256	77,239	80,412	80,681	66,620
Weighted average shares outstanding (diluted)	14,648,167	14,751,303	14,973,951	15,132,257	15,073,255
Adjusted diluted earnings per share (Non-GAAP)	6.30	5.24	5.37	5.33	4.42

Net earnings allocated to common shareholders (Non-GAAP)	92,256	76,731	80,412	80,681	66,620
Average Tompkins Financial Corporation shareholders' equity (GAAP)	723,009	699,554	649,871	589,475	575,958
Amortization of intangibles	1,317	1,484	1,673	1,771	1,932
Tax expense	323	364	410	434	773
Amortization of intangibles, net of tax	994	1,120	1,263	1,337	1,159
Adjusted net operating income available to common shareholders' (Non-GAAP)	93,250	77,851	81,675	82,018	67,779

Average Tompkins Financial Corporation shareholders' equity	723,009	698,088	649,871	589,475	575,958
Average goodwill and intangibles	95,719	97,134	98,104	99,999	101,583
Average Tompkins Financial Corporation shareholders' tangible common equity (Non-GAAP)	$627,290	$600,954	$551,767	$489,476	$474,375

Adjusted operating return on average shareholders' tangible common equity (Non-GAAP)	14.87%	12.95%	14.80%	16.76%	14.29%

Newly Adopted Accounting Standards

ASU No 2019-12, "Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes.” ASU 2019-12 removes certain exceptions to the general principles in Topic 740 in Generally Accepted Accounting Principles. ASU 2019-12 became effective for the Company on January 1, 2021, and did not have a significant impact on our consolidated financial statements.

Accounting Standards Pending Adoption

ASU No. 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. This ASU update improves the accounting for acquired revenue contracts with customers in a business combination by addressing diversity in practice and inconsistency related to recognition of an acquired contract liability and payment terms and their effect on subsequent revenue recognized by the acquirer. OR This ASU update require that an entity (acquirer) recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606. At the acquisition date, an acquirer should account for the related revenue contracts in accordance with Topic 606. The update is effective for public entities for fiscal years beginning after December 15, 2022,including interim periods within those fiscal years.

ASU No. 2021-10, Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance. This ASU requires business entities to make annual disclosures about transactions with a government they account for by analogizing to a grant or contribution accounting model under ASC 958-605. We have evaluated the effect that this guidance will have on our Consolidated Financial Statements and determined it will not have a material impact.

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

The Company’s Board of Directors has set a policy that interest rate risk exposure will remain within a range whereby net interest income will not decline by more than 10% in one year as a result of a 100 basis point parallel change in rates. Based upon the simulation analysis performed as of November 30, 2021, a 200 basis point parallel upward change in interest rates over a one-year time frame would result in a one-year decrease in net interest income of approximately 3.5% from the base case, while a 100 basis point parallel decline in interest rates over a one-year period would result in a one-year decrease in net interest income of approximately 1.9% from the base case. The simulation assumes no balance sheet growth and no management action to address balance sheet mismatches.

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

The down 100 basis point scenario decreases net income slightly in the first year as a result of the Company's assets repricing downward to a greater degree than the rates on the Company's interest-bearing liabilities, mainly deposits and overnight borrowings. Rates on savings and money market accounts have moved down and are at or near historically low levels, allowing for minimal interest expense relief in the first year of a declining rate scenario. In addition, the model assumes that prepayments accelerate in the lower interest rate environment resulting in additional pressure on asset yields as proceeds are reinvested at lower rates.

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

In addition to the simulation analysis, management uses an interest rate gap measure. Table 9-Interest Rate Risk Analysis below is a Condensed Static Gap Report, which illustrates the anticipated repricing intervals of assets and liabilities as of December 31, 2021. The Company’s one-year interest rate gap was a negative $331.5 million or 4.24% of total assets at December 31, 2021, compared with a positive $58.9 million or 0.77% of total assets at December 31, 2020. The change from year-end 2020 to year-end 2021 is mainly due to deposit growth and PPP loan paydowns, which resulted in a decrease in borrowings with the FHLB. A negative gap position exists when the amount of interest-bearing liabilities maturing or repricing exceeds the amount of interest-earning assets maturing or repricing within a particular time period. This analysis suggests that the Company’s net interest income is moderately at risk in an increasing rate environment over the next 12 months. An interest rate gap measure could be significantly affected by external factors such as a rise or decline in interest rates, loan or securities prepayments, and deposit withdrawals.

Table 9 - Interest Rate Risk Analysis

Condensed Static Gap - December 31, 2021
(In thousands)	Total	0-3 months	3-6 months	6-12 months	12 months
Interest-earning assets[1]	$7,475,291	$1,272,243	$382,091	$717,075	$2,371,409
Interest-bearing liabilities	4,846,485	2,362,133	121,042	219,730	2,702,905
Net gap position		(1,089,890)	261,049	497,345	(331,496)
Net gap position as a percentage of total assets		(13.94)%	3.34%	6.36%	(4.24)%
1Balances of available-for-sale debt securities are shown at amortized cost.

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

The Audit/Examining Committee of the board of directors, composed solely of outside directors, meets periodically and privately with management, internal auditors, and the independent registered public accounting firm, KPMG LLP, to review matters relating to the quality of financial reporting, internal accounting control, and the nature, extent, and results of audit efforts. The independent registered public accounting firm and internal auditors have unlimited access to the Audit/Examining Committee to discuss all such matters. The consolidated financial statements have been audited by KPMG LLP for the purpose of expressing an opinion on the consolidated financial statements. In addition, KPMG LLP has audited the Company's internal control over financial reporting, as of December 31, 2021.

/s/ Stephen S. Romaine	/s/ Francis M. Fetsko	Date:	March 1, 2022

Stephen S. Romaine	Francis M. Fetsko
Chief Executive Officer	Chief Financial Officer
Chief Operating Officer

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Tompkins Financial Corporation:

Opinion on Internal Control Over Financial Reporting

We have audited Tompkins Financial Corporation and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statements of condition of the Company as of December 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, cash flows, and changes in shareholders’ equity for each of the years in the three-year period ended December 31, 2021, and the related notes (collectively, the consolidated financial statements), and our report dated March 1, 2022 expressed an unqualified opinion on those consolidated financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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
March 1, 2022

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Tompkins Financial Corporation:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated statements of condition of Tompkins Financial Corporation and subsidiaries (the Company) as of December 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, cash flows, and changes in shareholders’ equity for each of the years in the three-year period ended December 31, 2021, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 1, 2022 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Change in Accounting Principle

As discussed in Note 1 to the consolidated financial statements, the Company has changed its method of accounting for the recognition and measurement of credit losses as of January 1, 2020 due to the adoption of ASU 2016-13 Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, and its related amendments.

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
Allowance for Credit Losses – Loans evaluated on a Collective Basis

As discussed in Note 1 to the consolidated financial statements, the Company adopted ASU No. 2016-13, Financial Instruments — Credit Losses (ASC Topic 326): Measurement of Credit Losses on Financial Instruments, and its related amendments as of January 1, 2020. As discussed in Notes 1 and 4 to the consolidated financial statements, the Company’s allowance for credit losses on loans evaluated on a collective basis (the collective ACL on loans) was

$42.7 million out of a total allowance for credit losses on loans of $42.8 million as of December 31, 2021. The collective ACL on loans includes the measure of expected credit losses on a collective (pooled) basis for those loans that share similar risk characteristics. The methodologies apply historical loss information, adjusted for asset-specific characteristics, economic conditions at the measurement date, and forecasts about future economic conditions expected to exist through the contractual lives of the financial assets that are reasonable and supportable. The Company uses a discounted cash flow methodology (DCF methodology) where the respective cash flows for each segment are developed using the assumptions of probability of default (PD), loss given default (LGD), estimated prepayment speeds, and exposure at default. The DCF methodology is calculated at the loan level and aggregated at the segment level, and expected credit losses are estimated over the effective life of the loans by measuring the difference between the net present value of modeled cash flows and the amortized cost basis. The Company uses models to develop the PD and LGD, which are derived from internal and selected peer groups’ historical default and loss experience, that incorporate probability weighted economic scenarios and macroeconomic assumptions over a reasonable and supportable forecast period. In order to capture the unique risks of the loan segments within the PD and LGD models, the Company measures expected credit losses at the loan level by segment, by pooling loans when the financial assets share similar risk characteristics. After the reasonable and supportable forecast period, the Company reverts back to a historical loss rate over eight quarters on a straight-line basis. A portion of the collective ACL on loans is comprised of adjustments to historical loss information. These adjustments are based on qualitative factors not reflected in the quantitative model but are likely to impact the measurement of estimated credit losses.

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

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the measurement of the collective ACL on loans, including controls over the:

–development of the collective ACL on loans methodology
–continued use and appropriateness of changes made to PD and LGD models
–performance monitoring of the PD and LGD models
–Identification and determination and measurement of the significant assumptions used in the PD and LGD models, including prepayment assumptions
–development of the qualitative factors including the significant assumptions used in the measurement of the qualitative factors; and
–analysis of the collective ACL on loans results, trends, and ratios.

We evaluated the Company’s process to develop the collective ACL on loans estimate by testing certain sources of data, factors, and assumptions that the Company used, and considered the relevance and reliability of such data, factors, and assumptions. In addition, we involved credit risk professionals with specialized skills and knowledge, who assisted in:

–evaluating the Company’s collective ACL on loans methodology for compliance with U.S. generally accepted accounting principles
–evaluating judgments made by the Company relative to the development and performance testing of the PD and LGD models, and other significant assumptions such as prepayment speeds by comparing them to relevant Company-specific metrics and trends and the applicable industry and regulatory practices
–assessing the conceptual soundness and performance testing of the PD and LGD models, by inspecting the model documentation to determine whether the models are suitable for their intended use
–evaluating the economic forecast scenarios and weightings, by comparing them to the Company's business environment and relevant industry practices

–evaluating the length of the historical observation and reasonable and supportable forecast period by comparing them to specific portfolio risk characteristics and trends
–assessing the composition of the peer group by comparing to specific portfolio characteristics and
–evaluating the methodology used to develop the qualitative factors and the effect of those factors on the collective ACL on loans compared with relevant credit risk factors and consistency with credit trends and identified limitations of the underlying quantitative model.

We also assessed the sufficiency of the audit evidence obtained related to the collective ACL on loans by evaluating the:

–cumulative results of the audit procedures
–qualitative aspects of the Company’s accounting practices
–potential bias in the accounting estimate.

/s/ KPMG LLP

We have served as the Company's auditor since 1995.

Rochester, New York
March 1, 2022

TOMPKINS FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CONDITION

(In thousands, except share and per share data)	As of	As of
ASSETS	12/31/2021	12/31/2020

Cash and noninterest bearing balances due from banks	$23,078	$21,245
Interest bearing balances due from banks	40,029	367,217
Cash and Cash Equivalents	63,107	388,462

Available-for-sale debt securities, at fair value (amortized cost of $2,063,790 at December 31, 2021 and $1,599,894 at December 31, 2020)	2,044,513	1,627,193
Held-to-maturity securities, at amortized cost (fair value of $282,288 at December 31, 2021 and $0 at December 31, 2020)	284,009	0
Equity securities, at fair value (amortized cost $902 at December 31, 2021 and $929 at December 31, 2020)	902	929
Total loans and leases, net of unearned income and deferred costs and fees	5,075,467	5,260,327
Less: Allowance for credit losses	42,843	51,669
Net Loans and Leases	5,032,624	5,208,658

Federal Home Loan Bank and other stock	10,996	16,382
Bank premises and equipment, net	85,416	88,709
Corporate owned life insurance	86,495	84,736
Goodwill	92,447	92,447
Other intangible assets, net	3,643	4,905
Accrued interest and other assets	115,830	109,750
Total Assets	7,819,982	7,622,171
LIABILITIES
Deposits:
Interest bearing:
Checking, savings and money market	4,016,025	3,761,933
Time	639,674	746,234
Noninterest bearing	2,135,736	1,929,585
Total Deposits	6,791,435	6,437,752

Federal funds purchased and securities sold under agreements to repurchase	66,787	65,845
Other borrowings	124,000	265,000
Trust preferred debentures	0	13,220
Other liabilities	108,819	122,665
Total Liabilities	7,091,041	6,904,482
EQUITY
Tompkins Financial Corporation shareholders' equity:
Common Stock - par value $.10 per share: Authorized 25,000,000 shares; Issued: 14,696,911 at December 31, 2021; and 14,964,389 at December 31, 2020	1,470	1,496
Additional paid-in capital	312,538	333,976
Retained earnings	475,262	418,413
Accumulated other comprehensive loss	(55,950)	(32,074)
Treasury stock, at cost – 122,824 shares at December 31, 2021, and 124,849 shares at December 31, 2020	(5,791)	(5,534)
Total Tompkins Financial Corporation Shareholders’ Equity	727,529	716,277

Noncontrolling interests	1,412	1,412
Total Equity	728,941	717,689
Total Liabilities and Equity	$7,819,982	$7,622,171
 See notes to consolidated financial statements.

TOMPKINS FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

	Year ended December 31,
(In thousands, except per share data)	2021	2020	2019
INTEREST AND DIVIDEND INCOME
Loans	$214,684	$227,313	$226,723
Due from banks	343	194	41
Available-for-sale debt securities	23,440	25,450	28,460
Held-to-maturity securities	2,075	0	3,151
Federal Home Loan Bank stock and Federal Reserve Bank stock	776	1,373	3,003
Total Interest and Dividend Income	241,318	254,330	261,378
INTEREST EXPENSE
Time certificates of deposits of $250,000 or more	2,202	3,175	3,095
Other deposits	8,645	16,789	27,809
Federal funds purchased and securities sold under agreements to repurchase	64	95	143
Trust preferred debentures	2,233	1,133	1,276
Other borrowings	4,382	7,799	18,427
Total Interest Expense	17,526	28,991	50,750
Net Interest Income	223,792	225,339	210,628
Less: (Credit) provision for Credit Loss Expense	(2,219)	17,213	1,366
Net Interest Income After Provision for Credit Loss Expense	226,011	208,126	209,262
NONINTEREST INCOME
Insurance commissions and fees	34,836	31,505	31,091
Investment services income	19,388	17,520	16,434
Service charges on deposit accounts	6,347	6,312	8,321
Card services income	10,826	9,263	10,526
Other income	7,203	8,817	8,416
Net gain on securities transactions	249	443	645
Total Noninterest Income	78,849	73,860	75,433
NONINTEREST EXPENSES
Salaries and wages	96,038	92,519	89,399
Other employee benefits	24,172	24,812	23,488
Net occupancy expense of premises	13,179	12,930	13,210
Furniture and fixture expense	8,328	7,846	7,815
Amortization of intangible assets	1,317	1,484	1,673
Other operating expenses	47,253	44,729	46,249
Total Noninterest Expenses	190,287	184,320	181,834
Income Before Income Tax Expense	114,573	97,666	102,861
Income Tax Expense	25,182	19,924	21,016
Net Income Attributable to Noncontrolling Interests and Tompkins Financial Corporation	89,391	77,742	81,845
Less: Net income attributable to noncontrolling interests	127	154	127
Net Income Attributable to Tompkins Financial Corporation	$89,264	$77,588	$81,718
Basic Earnings Per Share	$6.08	$5.22	$5.39
Diluted Earnings Per Share	$6.05	$5.20	$5.37
See notes to consolidated financial statements.

TOMPKINS FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year ended December 31,
(In thousands)	2021	2020	2019
Net income attributable to noncontrolling interests and Tompkins Financial Corporation	$89,391	$77,742	$81,845
Other comprehensive income (loss), net of tax:

Available-for-sale debt securities:
Change in net unrealized gain (loss) during the period	(34,961)	16,894	25,241
Unrealized gains on HTM securities transferred to AFS securities	0	0	2,852
Reclassification adjustment for net realized (gain) loss on sale included in available-for-sale debt securities	(208)	(324)	(465)

Employee benefit plans:
Net retirement plan gain (loss)	8,898	(7,028)	(7,642)
Net actuarial gain due to curtailment	0	0	(302)
Net retirement plan prior service (credit) cost	0	0	(1,373)
Amortization of net retirement plan actuarial gain	2,228	1,786	1,266
Amortization of net retirement plan prior service cost	167	162	24
Other comprehensive (loss) income	(23,876)	11,490	19,601

Subtotal comprehensive income attributable to noncontrolling interests and Tompkins Financial Corporation	65,515	89,232	101,446
Less: Total comprehensive income attributable to noncontrolling interests	(127)	(154)	(127)
Total comprehensive income attributable to Tompkins Financial Corporation	$65,388	$89,078	$101,319

See notes to consolidated financial statements.

TOMPKINS FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
(In thousands)	2021	2020	2019
OPERATING ACTIVITIES
Net income attributable to Tompkins Financial Corporation	$89,264	$77,588	$81,718
Adjustments to reconcile net income attributable to Tompkins Financial Corporation, to net cash provided by operating activities:
(Credit) provision for credit loss expense	(2,219)	17,213	1,366
Depreciation and amortization of premises, equipment, and software	10,250	10,192	10,044
Accretion related to purchase accounting	(912)	(1,066)	(1,448)
Amortization of intangible assets	1,317	1,484	1,673
Earnings from corporate owned life insurance, net	(1,879)	(2,188)	(2,164)
Net amortization on securities	11,758	10,737	7,435
Deferred income tax expense (benefit)	1,798	(6,284)	3,073
Net (gain) loss on sale of securities transactions	(249)	(443)	(645)
Loss on redemption of trust preferred debentures	1,845	139	0
Penalties on prepayment of FHLB borrowings	2,929	0	0
Net gain on sale of loans	(943)	(2,054)	(227)
Proceeds from sale of loans	32,460	53,726	17,122
Loans originated for sale	(27,354)	(55,232)	(15,007)
Net gain on sale of bank premises and equipment	(21)	(3)	(98)
Net excess tax benefit from stock based compensation	609	118	944
Stock-based compensation expense	5,145	4,733	4,235
Decrease (increase) in accrued interest receivable	9,428	(12,732)	1,629
(Decrease) increase in accrued interest payable	(826)	(759)	78
Other, net	(11,223)	6,218	(8,113)
Net Cash Provided by Operating Activities	121,177	101,387	101,615
INVESTING ACTIVITIES
Proceeds from maturities, calls and principal paydowns of available-for-sale debt securities	453,735	545,617	302,978
Proceeds from sales of available-for-sale debt securities	142,679	42,333	232,598
Proceeds from maturities, calls and principal paydowns of held-to-maturity securities	0	0	9,588
Purchases of available-for-sale debt securities	(1,071,810)	(904,913)	(333,151)
Purchases of held-to-maturity securities	(283,992)	0	(7,589)
Net decrease (increase) in loans and leases	175,162	(340,475)	(89,582)
Proceeds from sales/redemption of Federal Home Loan Bank stock	9,182	42,706	126,755
Purchases of Federal Home Loan Bank and other stock	(3,796)	(25,393)	(108,188)
Proceeds from sale of bank premises and equipment	95	22	448
Purchases of bank premises, equipment and software	(4,741)	(4,551)	(6,014)
Redemption of corporate owned life insurance	169	446	1,370
Net cash used in acquisitions	0	0	(436)
Other, net	23	489	5,209
Net Cash (Used in) Provided by Investing Activities	(583,294)	(643,719)	133,986
FINANCING ACTIVITIES
Net increase in demand, money market, and savings deposits	460,243	1,153,611	286,243
Net (decrease) increase in time deposits	(106,063)	71,809	38,591
Net increase (decrease) in securities sold under agreements to repurchase and Federal funds purchased	942	5,499	(21,496)
Increase in other borrowings	14,000	74,583	526,853
Redemption of trust preferred debentures	(15,150)	(4,124)	0
Repayment of other borrowings	(157,929)	(467,683)	(944,828)
Net shares issued related to restricted stock awards	(2,292)	(1,682)	(1,875)
Cash dividends	(32,415)	(31,359)	(30,637)
Repurchase of common stock	(23,773)	(9,414)	(29,867)
Shares issued for dividend reinvestment plan	2	1,825	0
Net proceeds from exercise of stock options	(803)	(253)	(992)
Net Cash Provided by (Used in) Financing Activities	136,762	792,812	(178,008)
Net (Decrease) Increase Cash and Cash Equivalents	(325,355)	250,480	57,593
Cash and cash equivalents at beginning of year	388,462	137,982	80,389
Total Cash & Cash Equivalents at End of Year	$63,107	$388,462	$137,982

TOMPKINS FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

Supplemental Cash Flow Information

	Year ended December 31,
(In thousands)	2021	2020	2019

Cash paid during the year for - Interest	$16,920	$30,340	$51,545
Cash paid, net of refunds, during the year for - Income taxes	28,630	22,893	16,727
Non-cash investing and financing activities:
Transfer of loans to other real estate owned	46	192	803
Transfer of securities from held-to-maturity to available-for-sale	0	0	138,206
Initial recognition of operating lease right-of-use assets	0	0	35,783
Initial recognition of operating lease liabilities	0	0	38,119
Right-of-use assets obtained in exchange for new lease liabilities	2,280	1,256	585

See notes to consolidated financial statements.

 TOMPKINS FINANCIAL CORPORATION
 CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(In thousands except share and per share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Non- controlling Interests	Total
Balances at December 31, 2018	$1,535	$366,595	$319,396	$(63,165)	$(4,902)	$1,412	$620,871
Net income attributable to noncontrolling interests and Tompkins Financial Corporation			81,718			127	81,845
Other comprehensive income				19,601			19,601
Total Comprehensive Income							101,446
Cash dividends ($2.02 per share)			(30,637)				(30,637)
Net exercise of stock options (18,053 shares)	2	(994)					(992)
Common stock repurchased and returned to unissued status (376,021 shares)	(38)	(29,829)					(29,867)
Stock-based compensation expense		4,235					4,235
Directors deferred compensation plan (1,729 shares)		377			(377)		0
Restricted stock activity (24,180 shares)	2	(1,877)					(1,875)
Dividend to noncontrolling interests						(127)	(127)
Balances at December 31, 2019	$1,501	$338,507	$370,477	$(43,564)	$(5,279)	$1,412	$663,054
Impact of adoption of ASU 2016-13			1,707				1,707
Net income attributable to noncontrolling interests and Tompkins Financial Corporation			77,588			154	77,742
Other comprehensive income				11,490			11,490
Total Comprehensive Income							89,232
Cash dividends ($2.10 per share)			(31,359)				(31,359)
Net exercise of stock options (3,775 shares)	1	(254)					(253)
Common stock repurchased and returned to unissued status 127,690 shares)	(13)	(9,401)					(9,414)
Stock-based compensation expense		4,733					4,733
Shares issued for dividend reinvestment plan (29,842 shares)	3	1,822					1,825
Directors deferred compensation plan (893 shares)		255			(255)		0
Restricted stock activity (43,963 shares)	4	(1,686)					(1,682)
Partial repurchase of noncontrolling interest						(6)	(6)
Dividend to noncontrolling interests						(148)	(148)
Balances at December 31, 2020	$1,496	$333,976	$418,413	$(32,074)	$(5,534)	$1,412	$717,689

TOMPKINS FINANCIAL CORPORATION
 CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (continued)

(In thousands except share and per share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Non- controlling Interests	Total
Balances at December 31, 2020	$1,496	$333,976	$418,413	$(32,074)	$(5,534)	$1,412	$717,689
Net income attributable to noncontrolling interests and Tompkins Financial Corporation			89,264			127	89,391
Other comprehensive loss				(23,876)			(23,876)
Total Comprehensive Income							65,515
Cash dividends ($2.19 per share)			(32,415)				(32,415)
Net exercise of stock options (13,498 shares)	2	(805)					(803)
Common stock repurchased and returned to unissued status (304,513 shares)	(30)	(23,743)					(23,773)
Stock-based compensation expense		5,145					5,145
Shares issued for dividend reinvestment plan (32 shares)		2					2
Directors deferred compensation plan (140 shares)		257			(257)		0
Restricted stock activity (23,505 shares)	2	(2,294)					(2,292)
Partial repurchase of noncontrolling interest						(2)	(2)
Dividend to noncontrolling interests						(125)	(125)
Balances at December 31, 2021	$1,470	$312,538	$475,262	$(55,950)	$(5,791)	$1,412	$728,941

See notes to consolidated financial statements.

Note 1 Summary of Significant Accounting Policies

Basis Of Presentation
Tompkins Financial Corporation (“Tompkins” or “the Company”) is a registered Financial Holding Company with the Federal Reserve Board pursuant to the Bank Holding Company Act of 1956, as amended, organized under the laws of New York State, and is the parent company of Tompkins Community Bank, and Tompkins Insurance Agencies, Inc. (“Tompkins Insurance”). Tompkins Community Bank provides a full array of trust and investment services under the Tompkins Financial Advisors brand. Unless the context otherwise requires, the term “Company” refers to Tompkins Financial Corporation and its subsidiaries.

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

Cash and Cash Equivalents
Cash and cash equivalents in the Consolidated Statements of Cash Flows include cash and noninterest bearing balances due from banks, interest-bearing balances due from banks, Federal funds sold, and money market funds. Management regularly evaluates the credit risk associated with the counterparties to these transactions and believes that the Company is not exposed to any significant credit risk on cash and cash equivalents. Historically, each bank subsidiary is required to maintain reserve balances by the Federal Reserve Bank. However, due to the COVID-19 pandemic, the Federal Reserve Board reduced reserve requirement ratios to zero percent effective March 26, 2020. The Federal Reserve Board has stated that it has no plans to re-impose reserve requirements, but that it may adjust reserve requirements ratios in the future if conditions warrant. At both December 31, 2021 and December 31, 2020, the reserve requirements for the Company’s banking subsidiaries totaled $0.0.

Securities
Management determines the appropriate classification of debt securities at the time of purchase. Securities are classified as held-to-maturity when the Company has the positive intent and ability to hold the securities to maturity. Held-to-maturity securities are stated at amortized cost. Debt securities not classified as held-to-maturity securities are classified as either available-for-sale or trading. Available-for-sale debt securities are stated at fair value with the unrealized gains and losses, net of tax, excluded from earnings and reported as a separate component of accumulated comprehensive income or loss, in shareholders’ equity. Trading securities are stated at fair value, with unrealized gains or losses included in earnings.

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

Beginning January 1, 2020, for available-for-sale debt securities in an unrealized loss position, at least quarterly, the Company evaluates the securities to determine whether the decline in the fair value below the amortized cost basis (impairment) is due to credit-related factors or noncredit-related factors. Any impairment that is not credit-related is recognized in other comprehensive income, net of applicable taxes. Credit-related impairment is recognized as an allowance for credit losses (“ACL”) on the Statements of Condition, limited to the amount by which the amortized cost basis exceeds the fair value, with a corresponding adjustment to earnings. Both the ACL and the adjustment to net income may be reversed if conditions change. However, if the Company intends to sell an impaired available-for-sale debt security or more likely than not will be required to sell such a security before recovering its amortized cost basis, the entire impairment amount must be recognized in earnings with a corresponding adjustment to the security’s amortized cost basis. Because the security’s amortized cost basis is adjusted to fair value, there is no ACL in this situation. Changes in the allowance for credit losses are recorded as provision (credit) for credit loss expense. Losses are charged against the ACL when management believes the uncollectability of an available-for-sale debt security is confirmed or when either of the criteria regarding intent or requirement to sell is met.

Management measures expected credit losses on held-to-maturity debt securities on a collective basis by major security type with each type sharing similar risk characteristics and considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts. As of December 31, 2021, the held-to-maturity portfolio consisted of U.S. Treasury securities and securities issued by U.S. government-sponsored enterprises, including the Federal National Mortgage Agency and the Federal Farm Credit Banks Funding Corporation. U.S. Treasury securities are backed by the full faith and credit of and/or guaranteed by the U.S. government, and it is expected that the securities will not be settled at prices less than the amortized cost basis of the securities. Securities issued by U.S. government agencies or U.S. government-sponsored enterprises carry the explicit and/or implicit guarantee of the U.S. government, are widely recognized as "risk-free," and have a long history of zero credit loss.

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

Residential real estate loans originated and intended for sale in the secondary market are carried at the lower of aggregate cost or estimated fair value. Fair value is determined on the basis of the rates quoted in the secondary market. Net unrealized losses attributable to changes in market interest rates are recognized through a valuation allowance by charges to income. Loans are generally sold on a non-recourse basis with servicing retained. Any gain or loss on the sale of loans is recognized at the time of sale as the difference between the recorded basis in the loan and the net proceeds from the sale. The Company may use commitments at the time loans are originated or identified for sale to mitigate interest rate risk. The commitments to sell loans and the commitments to originate loans held-for-sale at a set interest rate, if originated, are considered derivatives under Account Standard Codification ("ASC") Topic 815 Derivatives and Hedging. The impact of the estimated fair value adjustment was not significant to the consolidated financial statements.

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

In general, the principal balance of a loan is charged off in full or in part when management concludes, based on the available facts and circumstances, that collection of principal in full is not probable. For commercial and commercial real estate loans, this conclusion is generally based upon a review of the borrower’s financial condition and cash flow, payment history, economic conditions, and the conditions in the various markets in which the collateral, if any, may be liquidated. In general, consumer loans are charged-off in accordance with regulatory guidelines which provides that such loans be charged-off when the Company becomes aware of the loss, such as from a triggering event that may include new information about a borrower’s intent/ability to repay the loan, bankruptcy, fraud or death, among other things, but in no case will the charge-off exceed specified delinquency timeframes. Such delinquency timeframes state that closed-end retail loans (loans with pre-defined maturity dates, such as real estate mortgages, home equity loans and consumer installment loans) that become past due 120 cumulative days and open-end retail loans (loans that roll-over at the end of each term, such as home equity lines of credit) that become past due 180 cumulative days should be classified as a loss and charged-off. For residential real estate loans, charge-off decisions are based upon past due status, current assessment of collateral value, and general market conditions in the areas where the properties are located.

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

Commencing January 1, 2020, in connection with the Company's adoption of ASU 2016-13 Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, and its related amendments, loans acquired in a business combination that have experienced more-than-insignificant deterioration in credit quality since origination are considered purchased credit deteriorated (“PCD”) loans. At the acquisition date, an estimate of expected credit losses is made for groups of PCD loans with similar risk characteristics and individual PCD loans without similar risk characteristics. This initial allowance for credit losses is allocated to individual PCD loans and added to the purchase price or acquisition date fair values to establish the initial amortized cost basis of the PCD loans. As the initial allowance for credit losses is added to the purchase price, there is no credit loss expense recognized upon acquisition of a PCD loan. Any difference between the unpaid principal balance of PCD loans and the amortized cost basis is considered to relate to noncredit factors and results in a discount or premium. Discounts and premiums are recognized through interest income on a level-yield method over the life of the loans. All loans considered to be PCI prior to January 1, 2020 were converted to PCD on that date.

The subsequent measurement of expected credit losses for all acquired loans is the same as the subsequent measurement of expected credit losses for originated loans.

Allowance for Credit Losses – Loans
The Company adopted ASU 2016-13 on January 1, 2020 using the modified retrospective approach. The Company recorded a net increase to retained earnings of $1.7 million, upon adoption. The transition adjustment includes a decrease in the allowance for credit losses on loans of $2.5 million, and an increase in the allowance for credit losses on off-balance sheet credit exposures of $400,000, net of the corresponding decrease in deferred tax assets of $0.4 million. Results for the periods beginning after January 1, 2020 are presented under ASC 326 and follows the current expected credit loss methodology. Prior periods continue to be reported in accordance with previously applicable U.S. GAAP, which followed the incurred credit losses methodology. The following policies noted are under the current expected credit losses methodology. A summary of the Company's previous policies under the incurred credit losses methodology follows at the end of this section. Under the current expected credit loss model, the ACL on loans is a valuation allowance estimated at the balance sheet date in accordance with U.S. GAAP that is deducted from the loans’ amortized cost basis to present the net amount expected to be collected on the loans.

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

The Company measures expected credit losses of financial assets at the loan level by segment, by pooling loans when the financial assets share similar risk characteristics. Depending on the nature of the pool of financial assets with similar risk characteristics, the Company uses a discounted cash flow (“DCF”) method to estimate the expected credit losses. Allowance on loans that do not share risk characteristics are evaluated on an individual basis. The Company assigns a credit risk rating to all commercial and commercial real estate loans. The Company reviews commercial and commercial real estate loans rated Substandard or worse, on nonaccrual, and greater than $250,000 for loss potential and when deemed appropriate, assigns an allowance based on an individual evaluation.

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

The model also considers the need to qualitatively adjust expected loss estimates for information not already captured in the loss estimation process. These qualitative factors include, but are not limited to, those suggested by the Interagency Policy Statement on Allowances for Credit Losses. These qualitative factor adjustments may increase or decrease the Company's estimate of expected credit losses. At December 31, 2021 and 2020, the ACL model included increases in qualitative reserves for loans within the hospitality and other certain industries that may have an elevated level of risk due to the adverse economic impact of the COVID-19 pandemic, as well as loans that remain in the Company's payment deferral program implemented in response to the COVID-19 pandemic. The qualitative reserves were added to all portfolio segments with the majority in commercial real estate and then residential real estate.

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

Troubled Debt Restructuring
A loan that has been modified or renewed is considered a troubled debt restructuring (“TDR”) when two conditions are met: 1) the borrower is experiencing financial difficulty and 2) concessions are made for the borrower's benefit that would not otherwise be considered for a borrower or transaction with similar credit risk characteristics. The Company’s ACL reflects all effects of a TDR when an individual asset is specifically identified as a reasonably expected TDR. The Company has determined that a TDR is reasonably expected no later than the point when the lender concludes that modification is the best course of action and it is at least reasonably possible that the troubled borrower will accept some form of concession from the lender to avoid a default. Reasonably expected TDRs and executed non-performing TDRs are evaluated individually to determine the required ACL. TDRs performing in accordance with their modified contractual terms for a reasonable period of time, generally six months, may be included in the Company’s existing pools based on the underlying risk characteristics of the loan to measure the ACL. The provisions of the CARES Act and interagency guidance issued by Federal banking regulators provided guidance and clarification related to modifications and deferral programs to assist borrowers who are negatively impacted by the COVID-19 national emergency. Under the CARES Act, a modification deemed to be COVID-19-related is not considered to be a TDR if the loan was not more than 30 days past due as of December 31, 2019 and the deferral was executed between March 1, 2020 and the earlier of 60 days after the date of termination of the COVID-19 national emergency or December 31, 2020. The Appropriations Act extended the termination of these provisions to the earlier of 60 days after the COVID-19 national emergency date or January 1, 2022. The banking regulators issued similar guidance, which clarified that a COVID-19-related modification should not be considered a TDR if the borrower was current on payments at the time the underlying loan modification program was implemented and if the modification was considered to be short-term. In accordance with the CARES Act, the Appropriations Act and the interagency guidance, the Company does not designate eligible loan modifications and deferrals resulting from the impacts of COVID-19 as TDRs. The Company evaluates modifications for eligibility under the CARES Act and Appropriations Act, then the interagency guidance if they do not qualify for the CARES Act or Appropriation Act relief. Modifications that are not eligible for either program continue to follow the Corporation’s established TDR policy. Additionally, loans with deferrals granted due to COVID-19 are not generally reported as past due or nonaccrual.

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

Tax Credit Investments
The Company accounts for its investments in qualified affordable housing projects using the proportional amortization method. Under that method, the Company amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the net investment performance in the income statement as a component of income tax expense. As of December 31, 2021 and 2020, the Company's remaining investment in qualified affordable housing projects, net of amortization totaled $97,000 and $485,000, respectively.

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

Revenue Recognition
Under ASU 2014-09 Revenue From contracts With Customers (Topic 606), effective January 1, 2018, the Company adopted new policies related to revenue recognition. In general, for revenue not associated with financial instruments, guarantees and lease contracts, the Company applies the following steps when recognizing revenue from contracts with customers: (i) identify the contract, (ii) identify the performance obligations, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations and (v) recognize revenue when a performance obligation is satisfied. Tompkins' contracts with customers are generally short term in nature, typically due within one year or less or cancellable by the Company or the Company's customer upon a short notice period. Performance obligations for the Company's customer contracts are generally satisfied at a single point in time, typically when the transaction is complete, or over time. For performance obligations satisfied over time, Tompkins primarily uses the output method, directly measuring the value of the products/services transferred to the customer, to determine when performance obligations have been satisfied. The Company typically receives payment from customers and recognizes revenue concurrent with the satisfaction of the Company's performance obligations. In most cases, this occurs within a single financial reporting period. For payments received in advance of the satisfaction of performance obligations, revenue recognition is deferred until such time as the performance obligations have been satisfied. In cases where the Company has not received payment despite satisfaction of the Company's performance obligations, the Company accrues an estimate of the amount due in the period the Company's performance obligations have been satisfied. For contracts with variable components, only amounts for which collection is probable are accrued. The Company generally acts in a principal capacity, on the Company's own behalf, in most of the Company's contracts with customers. In such transactions, Tompkins recognizes revenue and the related costs to provide the services on a gross basis in the Company's financial statements. In some cases, Tompkins acts in an agent capacity, deriving revenue through assisting other entities in transactions with the Company's customers. In such transactions, Tompkins recognizes revenue and the related costs to provide the services on a net basis in the Company's financial statements. These transactions recognized on a net basis primarily relate to insurance and brokerage commissions and fees derived from the Company's customers' use of various interchange and ATM/debit card networks. Refer to Note 14 "Revenue Recognition" for additional disclosures required by ASC 606.

Note 2 Securities

Available-for-Sale Debt Securities
The following tables summarize available-for-sale debt securities held by the Company at December 31, 2021 and 2020:

December 31, 2021	Available-for-Sale Debt Securities
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasuries	$160,291	$85	$2,542	$157,834
Obligations of U.S. Government sponsored entities	843,218	4,527	15,372	832,373
Obligations of U.S. states and political subdivisions	102,177	2,092	100	104,169
Mortgage-backed securities – residential, issued by
U.S. Government agencies	76,502	1,187	532	77,157
U.S. Government sponsored entities	879,102	5,735	14,281	870,556
U.S. corporate debt securities	2,500	0	76	2,424
Total available-for-sale debt securities	$2,063,790	$13,626	$32,903	$2,044,513

December 31, 2020	Available-for-Sale Debt Securities
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Obligations of U.S. Government sponsored entities	$599,652	$9,820	$1,992	$607,480
Obligations of U.S. states and political subdivisions	126,642	3,144	40	129,746
Mortgage-backed securities – residential, issued by
U.S. Government agencies	179,538	3,216	646	182,108
U.S. Government sponsored entities	691,562	14,593	675	705,480
U.S. corporate debt securities	2,500	0	121	2,379
Total available-for-sale debt securities	$1,599,894	$30,773	$3,474	$1,627,193

Held-to-Maturity Securities
The following tables summarize held-to-maturity debt securities held by the Company at December 31, 2021 and 2020:

December 31, 2021	Held-to-Maturity Securities
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasuries	$86,689	$279	$600	$86,368
Obligations of U.S. Government sponsored entities	197,320	389	1,789	195,920
Total held-to-maturity debt securities	$284,009	$668	$2,389	$282,288

There were no held-to-maturity debt securities at December 31, 2020.

The following table sets forth information with regard to sales transactions of debt securities available-for-sale:

	Year ended December 31,
(In thousands)	2021	2020	2019
Proceeds from sales	$142,679	$42,333	$232,598
Gross realized gains	1,126	179	1,123
Gross realized losses	(851)	0	(595)
Net gains (losses) on sales of available-for-sale debt securities	$275	$179	$528

The Company's available-for-sale and held-to-maturity debt securities portfolios includes callable securities that may be called prior to maturity. In 2021, 2020, and 2019, the Company recognized gross gains of $0, $251,000 and $88,000 on securities that were called. The Company also recognized net losses of $26,000 on equity securities for the years ended December 31, 2021 and net gains of $13,000 and $29,000 for the years ended December 31, 2020 and 2019, respectively, reflecting the change in fair value.

The following table summarizes available-for-sale debt securities that had unrealized losses at December 31, 2021:

December 31, 2021	Available-for-Sale Debt Securities
	Less than 12 Months		12 Months or Longer		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasuries	$147,810	$2,542	$0	$0	$147,810	$2,542
Obligations of U.S. Government sponsored entities	362,895	$6,694	$289,210	$8,678	$652,105	$15,372
Obligations of U.S. states and political subdivisions	9,700	85	1,283	15	10,983	100
Mortgage-backed securities – residential, issued by
U.S. Government agencies	22,074	160	16,846	372	38,920	532
U.S. Government sponsored entities	553,351	11,440	84,537	2,841	637,888	14,281
U.S. corporate debt securities	0	0	2,424	76	2,424	76
Total available-for-sale debt securities	$1,095,830	$20,921	$394,300	$11,982	$1,490,130	$32,903

The following table summarizes held-to-maturity debt securities that had unrealized losses at December 31, 2021:

December 31, 2021	Held-to-Maturity Securities
	Less than 12 Months		12 Months or Longer		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasuries	$35,280	$600	$0	$0	$35,280	$600
Obligations of U.S. Government sponsored entities	84,592	1,789	0	0	84,592	1,789
Total held-to-maturity securities	$119,872	$2,389	$0	$0	$119,872	$2,389

Within the available-for-sale and held-to-maturity portfolios, the total number of securities in an unrealized loss position were 268 and 77 at December 31, 2021 and 2020.

The following table summarizes available-for-sale debt securities that had unrealized losses at December 31, 2020:

December 31, 2020	Available-for-Sale Debt Securities
	Less than 12 Months		12 Months or Longer		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of U.S. Government sponsored entities	$310,711	$1,992	$0	$0	$310,711	$1,992
Obligations of U.S. states and political subdivisions	8,868	40	0	0	8,868	40
Mortgage-backed securities – residential, issued by
U.S. Government agencies	10,560	396	1,819	250	12,379	646
U.S. Government sponsored entities	87,643	586	5,068	89	92,711	675
U.S. corporate debt securities	0	0	2,379	121	2,379	121
Total available-for-sale debt securities	$417,782	$3,014	$9,266	$460	$427,048	$3,474

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

Factors that may be indicative of ECL include, but are not limited to, the following:

◦Extent to which the fair value is less than the amortized cost basis.
◦Adverse conditions specifically related to the security, an industry, or geographic area (changes in technology, business practice).
◦Payment structure of the debt security with respect to underlying issuer or obligor.
◦Failure of the issuer to make scheduled payment of principal and/or interest.
◦Changes to the rating of a security or issuer by a nationally recognized statistical rating organization.
◦Changes in tax or regulatory guidelines that impact a security or underlying issuer.

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

The total gross unrealized losses, shown in the tables above, were primarily attributable to changes in interest rates and levels of market liquidity, relative to when the investment securities were purchased, and not due to the credit-related quality of the investment securities. The Company does not have the intent to sell these securities and does not believe it is more likely than not that the Company will be required to sell these securities before a recovery of amortized cost. The gross unrealized losses reported for available-for-sale residential mortgage-backed securities relate to investment securities issued by U.S. government sponsored entities such as Federal National Mortgage Association, FHLMC and U.S. government agencies such as Government National Mortgage Association. The gross unrealized losses for held-to-maturity securities are on US Treasuries and securities issued by U.S. government-sponsored enterprises, including The Federal National Mortgage Agency and the Federal Farm Credit Banks Funding Corporation.

Management measures expected credit losses on held-to-maturity debt securities on a collective basis by major security type with each type sharing similar risk characteristics and considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts. Management has made the accounting policy election to exclude accrued interest receivable on held-to-maturity debt securities from the estimate of credit losses. As of December 31, 2021, the held-to- maturity portfolio consisted of U.S. Treasury securities and securities issued by U.S. government-sponsored enterprises, including The Federal National Mortgage Agency and the Federal Farm Credit Banks Funding Corporation. U.S. Treasury securities are backed by the full faith and credit of and/or guaranteed by the U.S. government, and it is expected that the securities will not be settled at prices less than the amortized cost bases of the securities. Securities issued by U.S. government agencies or U.S. government-sponsored enterprises carry the explicit and/or implicit guarantee of the U.S. government, are widely recognized as “risk-free,” and have a long history of zero credit loss. As such, the Company did not record an allowance for credit losses for these securities as of December 31, 2021.

The Company did not recognize any net credit impairment charge to earnings on investment securities in 2021, 2020, or 2019.

The amortized cost and estimated fair value of debt securities by contractual maturity are shown in the following table. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Mortgage-backed securities are shown separately since they are not due at a single maturity date.

December 31, 2021
(In thousands)	Amortized Cost	Fair Value
Available-for-sale debt securities:
Due in one year or less	$77,159	$77,892
Due after one year through five years	474,537	471,776
Due after five years through ten years	501,748	492,573
Due after ten years	54,742	54,559
Total	1,108,186	1,096,800
Mortgage-backed securities	955,604	947,713
Total available-for-sale debt securities	$2,063,790	$2,044,513

December 31, 2020
(In thousands)	Amortized Cost	Fair Value
Available-for-sale debt securities:
Due in one year or less	$54,484	$55,008
Due after one year through five years	379,044	388,132
Due after five years through ten years	228,572	229,107
Due after ten years	66,694	67,358
Total	728,794	739,605
Mortgage-backed securities	871,100	887,588
Total available-for-sale debt securities	$1,599,894	$1,627,193

December 31, 2021
(In thousands)	Amortized Cost	Fair Value
Held-to-maturity securities:
Due after five years through ten years	284,009	282,288
Total held-to-maturity debt securities	$284,009	$282,288

There were no held-to-maturity debt securities at December 31, 2020.

Trading Securities
The Company had no securities designated as trading during 2021 or 2020.

Pledged Securities
The Company pledges securities as collateral for public deposits and other borrowings, and sells securities under agreements to repurchase. See “Note 8 - Securities Sold Under Agreements to Repurchase and Federal Funds Purchased” for further discussion. Securities carried of $1.4 billion and $1.2 billion, at December 31, 2021 and 2020, respectively, were either pledged or sold under agreements to repurchase.

Concentrations of Securities
Except for U.S. government securities, there were no holdings, when taken in the aggregate, of any single issuer that exceeded 10% of shareholders’ equity at December 31, 2021.

Equity Securities
The Company invests in one CRA qualified equity fund. This security is carried at market value.

Investment in Small Business Investment Companies
The Company has equity investments in small business investment companies (“SBIC”) established for the purpose of providing financing to small businesses in market areas served by the Company. These investments totaled $1.6 million and $1.5 million at December 31, 2021 and 2020, respectfully, and were included in other assets on the Company’s Consolidated Statements of Condition. These investments are accounted for either under the cost method or the equity method of accounting. As of December 31, 2021, the Company reviewed these investments and determined that there was no impairment.

Federal Home Loan Bank Stock
The Company also holds non-marketable Federal Home Loan Bank New York (“FHLBNY”) stock, non-marketable Federal Home Loan Bank Pittsburgh (“FHLBPITT”) stock and non-marketable Atlantic Community Bankers Bank (“ACBB”) stock, all of which are required to be held for regulatory purposes and for borrowing availability. The required investment in FHLB stock is tied to the Company’s borrowing levels with the FHLB. Holdings of FHLBNY stock, FHLBPITT stock and ACBB stock totaled $9.9 million, $1.0 million and $95,000 at December 31, 2021, respectively. These securities are carried at par, which is also cost. The FHLBNY and FHLBPITT continue to pay dividends and repurchase stock. As such, the Company has not recognized any impairment on its holdings of FHLBNY and FHLBPITT stock.

Note 3 Loans and Leases

Loans and Leases at December 31, 2021 and December 31, 2020 were as follows:

	December 31,
(In thousands)	2021	2020
Commercial and industrial
Agriculture	$99,172	$94,489
Commercial and industrial other	699,121	792,987
PPP loans*	71,260	291,252
Subtotal commercial and industrial	869,553	1,178,728
Commercial real estate
Construction	178,582	163,016
Agriculture	195,973	201,866
Commercial real estate other	2,278,599	2,204,310
Subtotal commercial real estate	2,653,154	2,569,192
Residential real estate
Home equity	182,671	200,827
Mortgages	1,290,911	1,235,160
Subtotal residential real estate	1,473,582	1,435,987
Consumer and other
Indirect	4,655	8,401
Consumer and other	67,396	61,399
Subtotal consumer and other	72,051	69,800
Leases	13,948	14,203
Total loans and leases	5,082,288	5,267,910
Less: unearned income and deferred costs and fees	(6,821)	(7,583)
Total loans and leases, net of unearned income and deferred costs and fees	$5,075,467	$5,260,327
*SBA Paycheck Protection Program ("PPP")

The Company has adopted comprehensive lending policies, underwriting standards and loan review procedures. There were no significant changes to the Company’s existing lending policies, underwriting standards or loan review procedures during 2021. The Company’s Board of Directors approves the lending policies at least annually. The Company recognizes that exceptions to policy guidelines may occasionally occur and has established procedures for approving exceptions to these policy guidelines. Management has also implemented reporting systems to monitor loan originations, loan quality, concentrations of credit, loan delinquencies and nonperforming loans and potential problem loans.

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

The Company may sell residential real estate loans in the secondary market based on interest rate considerations. These residential real estate loans are generally sold to FHLMC or SONYMA without recourse in accordance with standard secondary market loan sale agreements. These residential real estate loan sales are subject to customary representations and warranties, including representations and warranties related to gross incompetence and fraud. The Company has not had to repurchase any loans as a result of these general representations and warranties.

During 2021, 2020, and 2019, the Company sold residential mortgage loans totaling $31.5 million, $51.7 million, and $16.9 million, respectively, and realized net gains on these sales of $943,000, $2.1 million, and $227,000, respectively. These residential real estate loans are generally sold without recourse in accordance with standard secondary market loan sale agreements. When residential mortgage loans are sold to FHLMC or SONYMA, the Company typically retains all servicing rights, which provides the Company with a source of fee income. In connection with the sales in 2021, 2020, and 2019, the Company recorded mortgage-servicing assets of $236,000, $388,000, and $127,000, respectively. The loans sold to FHLMC and SONYMA were originated with the intent to sell.

Amortization of mortgage servicing assets amounted to $182,000 in 2021, $221,000 in 2020, and $117,000 in 2019. At December 31, 2021 and 2020, the Company serviced residential mortgage loans aggregating $147.1 million and $140.9 million, including loans securitized and held as available-for-sale debt securities. Mortgage servicing rights, at an amortized cost basis, totaled $1.0 million at December 31, 2021 and $981,000 at December 31, 2020. These mortgage servicing rights were evaluated for impairment at year-end 2021 and 2020 and no impairment was recognized. Loans held for sale, which are included in residential real estate, totaled $205,000 and $4.4 million at December 31, 2021 and 2020, respectively.

As members of the FHLB, the Company’s subsidiary banks may use unencumbered mortgage related assets to secure borrowings from the FHLB. At December 31, 2021 and 2020, the Company had $110.0 million and $265.0 million, respectively, of term advances from the FHLB that were secured by residential mortgage loans.

Commercial and industrial loans
The Company’s Commercial Loan Policy sets forth guidelines for debt service coverage ratios, LTV’s and documentation standards. Commercial and industrial loans are primarily made based on identified cash flows of the borrower with consideration given to underlying collateral and personal or government guarantees. The Company’s policy establishes debt service coverage ratio limits that require a borrower’s cash flow to be sufficient to cover principal and interest payments on all new and existing debt. Commercial and industrial loans are generally secured by the assets being financed or other business assets such as accounts receivable or inventory. Many of the loans in the commercial portfolio have variable interest rates tied to Prime Rate, FHLBNY borrowing rates, SOFR, or U.S. Treasury indices.

Commercial real estate
The Company’s Commercial Loan Policy sets forth guidelines for debt service coverage ratios, LTV’s and documentation standards. Commercial real estate loans are primarily made based on identified cash flows of the borrower with consideration given to underlying real estate collateral and personal or government guarantees. The Company’s policy establishes a maximum LTV based on the type of property and debt service coverage ratio limits that require a borrower’s cash flow to be sufficient to cover principal and interest payments on all new and existing debt. Commercial real estate loans may be fixed or variable rate loans with interest rates tied to Prime Rate, FHLBNY borrowing rates, SOFR, or U.S. Treasury indices.

Agriculture loans
Agriculturally-related loans include loans to dairy farms, cash and vegetable crop farms and a variety of other livestock and crop producers. Agriculturally-related loans are primarily made based on identified cash flows of the borrower with consideration given to underlying collateral, personal guarantees, and government related guarantees. Agriculturally-related loans are generally secured by the assets or property being financed or other business assets such as accounts receivable, livestock, equipment, or commodities/crops. The Company’s Commercial Loan Policy establishes a maximum LTV of 80% for real estate secured loans and debt service coverage ratio limits that require a borrower’s cash flow to be sufficient to cover principal and interest payments on all new and existing debt, with limited adjustments to consider commodity market cycles. The policy also establishes maximum LTV ratios for non-real estate collateral, such as livestock, commodities/crops, equipment and accounts receivable. Agriculturally-related loans may be fixed or variable rate with interest tied to Prime Rate, FHLBNY borrowing rates, SOFR, or U.S. Treasury indices.

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

Loan and Lease Customers
The Company’s loan and lease customers are located primarily in the upstate New York communities served by its three subsidiary banks and in the Pennsylvania communities served by VIST Bank. The Trust Company operates thirteen banking offices in the counties of Tompkins, Cayuga, Cortland, Onondaga and Schuyler, New York. The Bank of Castile operates sixteen banking offices in the counties of Wyoming, Livingston, Genesee, Orleans and Monroe, New York. Mahopac Bank operates fourteen banking offices in the counties of Putnam County, Dutchess County and Westchester, New York. VIST Bank operates twenty offices in the counties of Berks, Montgomery, Philadelphia, Delaware and Schuylkill, Pennsylvania. Other than general economic risks, management is not aware of any material concentrations of credit risk to any industry or individual borrower.

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

Loan transactions with related parties are summarized as follows:

	December 31,
(In thousands)	2021	2020
Balance at beginning of year	$49,080	$48,389
Loans to new directors/executive officers	0	5,886
New loans and advancements	7,274	3,022
Loan payments	(34,451)	(8,217)
Balance at end of year	$21,903	$49,080

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

The below table is an aging analysis of past due loans, segregated by class of loans as of December 31, 2021 and 2020.

December 31, 2021
(In thousands)	30-59 Days	60-89 Days	90 Days or More	Total Past Due	Current Loans	Total Loans
Loans and Leases
Commercial and industrial
Agriculture	$0	$0	$0	$0	$99,172	$99,172
Commercial and industrial other	506	6	88	600	698,521	699,121
PPP loans	0	0	0	0	71,260	71,260
Subtotal commercial and industrial	506	6	88	600	868,953	869,553
Commercial real estate
Construction	0	0	0	0	178,582	178,582
Agriculture	121	0	0	121	195,852	195,973
Commercial real estate other	150	257	3,305	3,712	2,274,887	2,278,599
Subtotal commercial real estate	271	257	3,305	3,833	2,649,321	2,653,154
Residential real estate
Home equity	441	417	798	1,656	181,015	182,671
Mortgages	7	839	3,917	4,763	1,286,148	1,290,911
Subtotal residential real estate	448	1,256	4,715	6,419	1,467,163	1,473,582
Consumer and other
Indirect	77	86	2	165	4,490	4,655
Consumer and other	120	45	45	210	67,186	67,396
Subtotal consumer and other	197	131	47	375	71,676	72,051
Leases	0	0	0	0	13,948	13,948
Total loans and leases	1,422	1,650	8,155	11,227	5,071,061	5,082,288
Less: unearned income and deferred costs and fees	0	0	0	0	(6,821)	(6,821)
Total loans and leases, net of unearned income and deferred costs and fees	$1,422	$1,650	$8,155	$11,227	$5,064,240	$5,075,467
 *SBA Paycheck Protection Program ("PPP")

December 31, 2020
(In thousands)	30-59 Days	60-89 Days	90 Days or More	Total Past Due	Current Loans	Total Loans
Loans and Leases
Commercial and industrial
Agriculture	$0	$18	$0	$18	$94,471	$94,489
Commercial and industrial other	44	7	1,516	1,567	791,420	792,987
PPP loans	0	0	0	0	291,252	291,252
Subtotal commercial and industrial	44	25	1,516	1,585	1,177,143	1,178,728
Commercial real estate
Construction	0	0	0	0	163,016	163,016
Agriculture	263	0	0	263	201,603	201,866
Commercial real estate other	0	0	7,125	7,125	2,197,185	2,204,310
Subtotal commercial real estate	263	0	7,125	7,388	2,561,804	2,569,192
Residential real estate
Home equity	713	224	1,126	2,063	198,764	200,827
Mortgages	521	879	4,210	5,610	1,229,550	1,235,160
Subtotal residential real estate	1,234	1,103	5,336	7,673	1,428,314	1,435,987
Consumer and other
Indirect	175	35	91	301	8,100	8,401
Consumer and other	115	18	232	365	61,034	61,399
Subtotal consumer and other	290	53	323	666	69,134	69,800
Leases	0	0	0	0	14,203	14,203
Total loans and leases	1,831	1,181	14,300	17,312	5,250,598	5,267,910
Less: unearned income and deferred costs and fees	0	0	0	0	(7,583)	(7,583)
Total loans and leases, net of unearned income and deferred costs and fees	$1,831	$1,181	$14,300	$17,312	$5,243,015	$5,260,327

The following table presents the amortized cost basis of loans on nonaccrual status and the amortized cost basis of loans on nonaccrual status for which there was no related allowance for credit losses.

December 31, 2021
(In thousands)	Nonaccrual Loans and Leases with no ACL	Nonaccrual Loans and Leases	Loans and Leases Past Due Over 89 Days and Accruing
Loans and Leases
Commercial and industrial
Commercial and industrial other	$502	$533	$0
Subtotal commercial and industrial	502	533	0
Commercial real estate
Construction	671	671	0
Agriculture	348	456	0
Commercial real estate other	12,483	12,766	0
Subtotal commercial real estate	13,502	13,893	0
Residential real estate
Home equity	380	2,459	0
Mortgages	716	8,719	0
Subtotal residential real estate	1,096	11,178	0
Consumer and other
Indirect	1	246	0
Consumer and other	0	183	0
Subtotal consumer and other	1	429	0
Total loans and leases	$15,101	$26,033	$0

December 31, 2020
(In thousands)	Nonaccrual Loans and Leases with no ACL	Nonaccrual Loans and Leases	Loans and Leases Past Due Over 89 Days and Accruing
Loans and Leases
Commercial and industrial
Commercial and industrial other	$803	$1,775	$0
Subtotal commercial and industrial	803	1,775	0
Commercial real estate
Agriculture	0	118	0
Commercial real estate other	23,080	23,509	0
Subtotal commercial real estate	23,080	23,627	0
Residential real estate
Home equity	767	2,965	0
Mortgages	1,365	10,180	0
Subtotal residential real estate	2,132	13,145	0
Consumer and other
Indirect	3	169	0
Consumer and other	0	260	0
Subtotal consumer and other	3	429	0
Total loans and leases	$26,018	$38,976	$0

The difference between the interest income that would have been recorded if nonaccrual loans and leases had paid in accordance with their original terms and the interest income that was recorded, was $1.5 million for the year ended December 31, 2021, $1.7 million for year ended December 31, 2020, and $1.2 million for year ended December 31, 2019. The Company had no material commitments to make additional advances to borrowers with nonperforming loans.

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

The Company uses regression analysis of historical internal and peer data to determine suitable loss drivers to utilize when modeling lifetime probability of default and loss given default. This analysis also determines how expected probability of default and loss given default will react to forecasted levels of the loss drivers. For all loans utilizing the DCF method, management utilizes forecasts of national unemployment rates and a one year percentage change in national gross domestic product as loss drivers in the model.

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

Since the methodology is based upon historical experience and trends, current conditions, and reasonable and supportable forecasts, as well as management’s judgment, factors may arise that result in different estimates. While management’s evaluation of the allowance as of December 31, 2021, considers the allowance to be appropriate, under adversely different conditions or assumptions, the Company would need to increase or decrease the allowance. In addition, various federal and State regulatory agencies, as part of their examination process, review the Company's allowance and may require the Company to recognize additions to the allowance based on their judgements and information available to them at the time of their examinations.

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

Changes in the allowance for credit losses for the years ended December 31, 2021, 2020 and 2019 are summarized as follows:

Allowance for Credit Losses - Loans and Leases

(In thousands)	2021	2020	2019
Total allowance at beginning of year	$51,669	$39,892	$43,410
Impact of adopting ASU 2016-13	0	(2,534)	0
(Credit) provision for credit loss expense	(2,805)	16,151	1,366
Recoveries on loans and leases	1,725	631	906
Charge-offs on loans and leases	(7,746)	(2,471)	(5,790)
Total allowance at end of year	$42,843	$51,669	$39,892

Allowance for Credit Losses - Off-Balance Sheet Credit Exposures

(In thousands)	2021	2020	2019
Liabilities for off-balance sheet credit exposures at beginning of period	$1,920	$476	$748
Impact of adopting ASU 2016-13	0	382	0
Provision (credit) for credit loss expense related to off-balance sheet credit exposures	586	1,062	(272)
Liabilities for off-balance sheet credit exposures at end of period	$2,506	$1,920	$476

The following table details activity in the allowance for credit losses for loans for the years ended December 31, 2021 and 2020. As previously discussed, the Company adopted ASU 2016-13 on January 1, 2020 using the modified retrospective approach. Results for the periods beginning after January 1, 2020 are presented under ASC 326. As a result of the adoption of ASC 326, the Company recorded a net cumulative-effect adjustment reducing the allowance for credit losses by $2.5 million. The allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

December 31, 2021
(In thousands)	Commercial & Industrial	Commercial Real Estate	Residential Real Estate	Consumer and Other	Finance Leases	Total
Allowance for credit losses:
Beginning balance	$9,239	$30,546	$10,257	$1,562	$65	$51,669
Charge-offs	(274)	(6,957)	(77)	(438)	0	(7,746)
Recoveries	118	1,175	236	196	0	1,725
(Credit) provision for credit loss expense	(2,748)	49	(277)	172	(1)	(2,805)
Ending Balance	$6,335	$24,813	$10,139	$1,492	$64	$42,843

December 31, 2020
(In thousands)	Commercial & Industrial	Commercial Real Estate	Residential Real Estate	Consumer and Other	Finance Leases	Total
Allowance for credit losses:
Beginning balance, prior to adoption of ASU 2016-13	$10,541	$21,608	$6,381	$1,362	$0	$39,892
Impact of adopting ASU 2016-13	(2,008)	(5,917)	4,459	850	82	$(2,534)
Charge-offs	(2)	(1,903)	(84)	(482)	0	(2,471)
Recoveries	131	58	194	248	0	631
(Credit) provision for credit loss expense	577	16,700	(693)	(416)	(17)	16,151
Ending Balance	$9,239	$30,546	$10,257	$1,562	$65	$51,669

The following table presents the amortized cost basis of collateral dependent loans, which are individually evaluated to determine expected credit losses, and the related allowance for credit losses allocated to these loans:

December 31, 2021
(In thousands)	Real Estate	Business Assets	Other	Total	ACL Allocation
Commercial and Industrial	$142	$395	$328	$865	$26
Commercial Real Estate	13,334	0	1,931	15,265	40
Residential Real Estate	32	0	0	32	1
Total	$13,508	$395	$2,259	$16,162	$67

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

The following tables present loans by class modified in 2021 and 2020 as troubled debt restructurings. Post-modification balances reflect paydowns and charge-offs at time of modification.

Troubled Debt Restructuring

December 31, 2021	Year Ended
				Defaulted TDRs[2]
(In thousands)	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Loans	Post- Modification Outstanding Recorded Investment
Residential real estate
Home equity[1]	2	219	219	1	201
Total	2	$219	$219	1	$201
1Represents the following concessions: extension of term and reduction of rate.
2TDRs that defaulted during the 12 months ended December 31, 2021, that had been restructured in the prior twelve months.

December 31, 2020	Year Ended
				Defaulted TDRs[2]
(In thousands)	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Loans	Post- Modification Outstanding Recorded Investment
Commercial & industrial
Commercial and industrial other[1]	1	$24	$24	0	$0
Residential real estate
Mortgages[1]	2	274	274	1	37
Home equity[1]	1	43	43	1	87
Consumer and other
Consumer and other[1]	1	4	4	0	0
Total	5	$345	$345	2	$124
1Represents the following concessions: extension of term and reduction of rate.
2TDRs that defaulted during the 12 months ended December 31, 2020, that had been restructured in the prior twelve months.

The Company's TDRs added during 2021 totaled $219,000, compared to $345,000 in 2020. At December 31, 2021, the Company was not committed to lend additional amounts to customers with outstanding loans that were classified as TDRs. The provisions of the CARES Act and the interagency guidance issued by Federal banking regulators provided clarification related to modifications and deferral programs to assist borrowers who are negatively impacted by the COVID-19 national emergency. The guidance and clarifications detail certain provisions whereby banks are permitted to make deferrals and modifications to the terms of a loan which would not require the loan to be reported as a troubled debt restructuring ("TDR"). In accordance with the CARES Act. Appropriations Act, and the interagency guidance, the Company elected to adopt the provisions to not report qualified loan modifications as TDRs during 2020 and 2021.

The following table presents credit quality indicators by total loans on an amortized cost basis by origination year as of December 31, 2021.

(In thousands)	2021	2020	2019	2018	2017	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total Loans

Commercial and Industrial - Other:
Pass	$123,996	$58,432	$54,116	$42,093	$35,725	$239,093	$125,476	$10,039	$688,970
Special Mention	156	770	450	100	201	393	1,417	0	3,487
Substandard	179	584	47	575	0	637	4,642	0	6,664
Total Commercial and Industrial - Other	$124,331	$59,786	$54,613	$42,768	$35,926	$240,123	$131,535	$10,039	$699,121

Commercial and Industrial - PPP:
Pass	$71,260	$0	$0	$0	$0	$0	$0	$0	$71,260
Special Mention	0	0	0	0	0	0	0	0	0
Substandard	0	0	0	0	0	0	0	0	0
Total Commercial and Industrial - PPP	$71,260	$0	$0	$0	$0	$0	$0	$0	$71,260

Commercial and Industrial - Agriculture:
Pass	$8,573	$6,782	$5,700	$10,136	$6,867	$3,186	$53,145	$595	$94,984
Special Mention	0	0	0	23	0	0	0	0	23
Substandard	0	85	11	0	93	2,316	1,660	0	4,165
Total Commercial and Industrial - Agriculture	$8,573	$6,867	$5,711	$10,159	$6,960	$5,502	$54,805	$595	$99,172

Commercial Real Estate
Pass	$325,874	$271,680	$249,266	$201,992	$212,991	$810,713	$44,264	$43,225	$2,160,005
Special Mention	0	1,763	11,772	3,217	2,167	61,723	358	0	81,000
Substandard	3,482	0	2,262	2,518	8,509	20,401	422	0	37,594
Total Commercial Real Estate	$329,356	$273,443	$263,300	$207,727	$223,667	$892,837	$45,044	$43,225	$2,278,599

Commercial Real Estate - Agriculture:
Pass	$23,151	$21,856	$28,943	$41,064	$23,195	$50,809	$1,949	$2,850	$193,817
Special Mention	0	479	0	0	0	350	35	0	864
Substandard	0	0	0	39	0	1,253	0	0	1,292
Total Commercial Real Estate - Agriculture	$23,151	$22,335	$28,943	$41,103	$23,195	$52,412	$1,984	$2,850	$195,973

Commercial Real Estate - Construction
Pass	$12,840	$10,025	$16,325	$7,542	$1,274	$6,559	$112,537	$10,037	$177,139
Special Mention	0	0	0	0	0	0	0	0	0
Substandard	0	0	0	0	0	643	800	0	1,443
Total Commercial Real Estate - Construction	$12,840	$10,025	$16,325	$7,542	$1,274	$7,202	$113,337	$10,037	$178,582

The following table presents credit quality indicators by total loans on an amortized cost basis by origination year as of December 31, 2021, continued.

(In thousands)	2021	2020	2019	2018	2017	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total Loans

Residential - Home Equity
Performing	$2,033	$1,142	$3,041	$1,600	$1,572	$3,144	$161,630	$6,050	$180,212
Nonperforming	0	0	16	0	0	604	1,839	0	2,459
Total Residential - Home Equity	$2,033	$1,142	$3,057	$1,600	$1,572	$3,748	$163,469	$6,050	$182,671

Residential - Mortgages
Performing	$324,967	$282,202	$162,574	$97,778	$124,221	$275,133	$14,112	$1,205	$1,282,192
Nonperforming	0	0	241	702	693	7,060	23	0	8,719
Total Residential - Mortgages	$324,967	$282,202	$162,815	$98,480	$124,914	$282,193	$14,135	$1,205	$1,290,911

Consumer - Direct
Performing	$20,653	$10,735	$9,397	$5,542	$4,849	$10,602	$5,435	$0	$67,213
Nonperforming	0	9	44	117	12	0	1	$0	183
Total Consumer - Direct	$20,653	$10,744	$9,441	$5,659	$4,861	$10,602	$5,436	$0	$67,396

Consumer - Indirect
Performing	$1,809	$854	$812	$506	$362	$66	$0	$0	$4,409
Nonperforming	0	2	148	81	1	14	0	0	246
Total Consumer - Indirect	$1,809	$856	$960	$587	$363	$80	$0	$0	$4,655

The following tables present credit quality indicators (internal risk grade) by class of commercial and industrial loans and commercial real estate loans as of December 31, 2020.

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
									$—
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

Commercial Real Estate:
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

Commercial Real Estate - Construction:
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

(In thousands)	2020	2019	2018	2017	2016	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total Loans

Residential - Home Equity
Performing	$1,440	$2,764	$1,052	$2,120	$722	$1,106	$188,614	$44	$197,862
Nonperforming	0	18	0	0	194	506	2,247	0	2,965
Total Residential - Home Equity	$1,440	$2,782	$1,052	$2,120	$916	$1,612	$190,861	$44	$200,827

Residential - Mortgages
Performing	$305,476	$193,543	$123,205	$155,699	$178,149	$255,556	$11,735	$1,617	$1,224,980
Nonperforming	0	258	455	706	1,404	7,305	52	0	10,180
Total Residential - Mortgages	$305,476	$193,801	$123,660	$156,405	$179,553	$262,861	$11,787	$1,617	$1,235,160

Consumer - Direct
Performing	$14,840	$11,127	$8,011	$6,632	$2,854	$10,840	$6,835	$0	$61,139
Nonperforming	5	74	167	12	0	2	0	$0	260
Total Consumer - Direct	$14,845	$11,201	$8,178	$6,644	$2,854	$10,842	$6,835	$0	$61,399

Consumer - Indirect
Performing	$1,424	$1,878	$3,327	$1,128	$382	$93	$0	$0	$8,232
Nonperforming	0	67	44	7	36	15	0	0	169
Total Consumer - Indirect	$1,424	$1,945	$3,371	$1,135	$418	$108	$0	$0	$8,401

Note 5 Goodwill and Other Intangible Assets

(In thousands)	Banking	Insurance	Wealth Management	Total
Balance at January 1, 2020	$64,369	$19,867	$8,211	$92,447
Acquisitions	0	0	0	0
Balance at December 31, 2020	64,369	19,867	8,211	92,447
Acquisitions	0	0	0	0
Balance at December 31, 2021	$64,369	$19,867	$8,211	$92,447

Goodwill is assigned to reporting units. The Company reviews its goodwill and intangible assets annually, or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. Based on the Company’s review as of December 31, 2021, there was no impairment of its goodwill or intangible assets.

Other Intangible Assets

The following table provides information regarding the Company's amortizing intangible assets:

December 31, 2021	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
(In thousands)
Amortized intangible assets:
Core deposit intangible	$18,774	$18,269	$505
Customer relationships	9,048	7,282	1,766
Other intangibles	6,821	5,449	1,372
Total intangible assets	$34,643	$31,000	$3,643

December 31, 2020	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
(In thousands)
Amortized intangible assets:
Core deposit intangible	$18,774	$17,367	$1,407
Customer relationships	9,048	6,884	2,164
Other intangibles	6,585	5,251	1,334
Total intangible assets	$34,407	$29,502	$4,905

Amortization expense related to intangible assets totaled $1.3 million in 2021, $1.5 million in 2020 and $1.7 million in 2019. The estimated aggregate future amortization expense for intangible assets remaining as of December 31, 2021 is as follows:

Estimated amortization expense:[1]
(In thousands)
For the year ended December 31, 2022	$897
For the year ended December 31, 2023	334
For the year ended December 31, 2024	294
For the year ended December 31, 2025	264
For the year ended December 31, 2026	225
 1Excludes the amortization of mortgage servicing rights.  Amortization of mortgage servicing rights was $182,000 in 2021, $221,000 in 2020 and $117,000 in 2019.

Note 6 Premises and Equipment

Premises and equipment at December 31 were as follows:

(In thousands)	2021	2020
Land	$9,195	$9,195
Premises and equipment	105,164	104,027
Furniture, fixtures, and equipment	83,803	80,520
Accumulated depreciation and amortization	(112,746)	(105,033)
Total	$85,416	$88,709

Depreciation and amortization expenses in 2021, 2020 and 2019 are included in operating expenses as follows:

(In thousands)	2021	2020	2019
Premises	$2,599	$2,608	$2,809
Furniture, fixtures, and equipment	5,367	5,225	4,906
Total	$7,966	$7,833	$7,715

The Company leases land, buildings and equipment under operating lease arrangements. Total gross rental expense amounted to $4.9 million in 2021, $4.9 million in 2020, and $4.7 million in 2019. Most leases include options to renew for periods ranging from 5 to 20 years.

Note 7 Deposits

Aggregate time deposits of $250,000 or more were $167.9 million at December 31, 2021, and $229.7 million at December 31, 2020. Scheduled maturities of time deposits at December 31, 2021, were as follows:

(In thousands)	Less than $250,000	$250,000 and over	Total
Maturity
Three months or less	$128,186	$53,403	$181,589
Over three through six months	88,224	33,990	122,214
Over six through twelve months	149,328	54,175	203,503
Total due in 2022	$365,738	$141,568	$507,306
2023	63,879	13,466	77,345
2024	24,318	3,782	28,100
2025	10,129	7,136	17,265
2026	7,559	1,974	9,533
Thereafter	125	0	125
Total	$471,748	$167,926	$639,674

Note 8 Securities Sold Under Agreements to Repurchase and Federal Funds Purchased

Information regarding securities sold under agreements to repurchase and Federal funds purchased is detailed in the following tables for the years ended December 31:

Securities Sold Under Agreements to Repurchase
(In thousands)	2021	2020	2019
Total outstanding at December 31	$66,787	$65,845	$60,346

Maximum month-end balance	78,420	72,883	71,875
Average balance during the year	58,627	55,973	59,742
Weighted average rate at December 31	0.10%	0.11%	0.22%
Average interest rate paid during the year	0.11%	0.17%	0.24%
Federal Funds Purchased
Average balance during the year	0	0	82
Weighted average rate at December 31	N/A	N/A	N/A
Average interest rate paid during the year	0.00%	0.00%	2.86%

Securities sold under agreements to repurchase (“repurchase agreements”) are secured borrowings that typically mature within thirty to ninety days, although the Company has entered into repurchase agreements with the Federal Home Loan Bank (“FHLB”) with longer maturities. The Company uses both retail and wholesale repurchase agreements. Retail repurchase agreements are arrangements with local customers of the Company, in which the Company agrees to sell securities to the customer with an agreement to repurchase those securities at a specified later date. Retail repurchase agreements totaled $66.8 million at December 31, 2021. The Company had no outstanding wholesale repurchase agreements at December 31, 2021.

Securities sold under agreements to repurchase are stated at the amount of cash received in connection with the transaction. The Company may be required to provide additional collateral based on the fair value of the underlying securities.

Federal funds purchased are short-term borrowings that typically mature within one to ninety days.

Note 9 Other Borrowings

The following table summarized the Company’s borrowings as of December 31:

(In thousands)	2021	2020
Overnight FHLB advances	$14,000	$0
Term FHLB advances	110,000	265,000
Total other borrowings	$124,000	$265,000

The Company, through its subsidiary banks, had available line-of-credit agreements with correspondent banks permitting borrowings to a maximum of approximately $89.0 million at both December 31, 2021 and 2020. There were no outstanding advances against those lines at December 31, 2021 and December 31, 2020.

Through its subsidiary banks, the Company has borrowing relationships with the FHLB, which provides secured borrowing capacity, subject to available collateral. The unused borrowing capacity on established lines with the FHLB was $2.3 billion at December 31, 2021 and $2.1 billion at December 31, 2020.

As members of the FHLB, the Company’s subsidiary banks can use certain unencumbered residential and commercial real estate related assets and investment securities to secure borrowings from the FHLB. At December 31, 2021, total unencumbered residential and commercial real estate related loans and investment securities pledged at the FHLB were $1.6 billion. At December 31, 2021, there were $14.0 million in overnight advances and $110.0 million in term advances with the FHLB, with a weighted average rate of 1.80%, compared to no overnight advances and $265.0 million in term advances with a weighted average rate of 2.09%, at December 31, 2020. At December 31, 2021, the term advances with the FHLB includes $10.0 million which matures within one year and $100.0 million which matures in over one year. Maturities of advances due in over one year include $60.0 million in 2023 and $40.0 million in 2024.

The Company had no callable FHLB borrowings at December 31, 2021.
The Company has a $25.0 million line of credit with a bank.  As of December 31, 2021 and December 31, 2020, there was no outstanding balance outstanding on the line. The line matures in June 2023.

Note 10 Trust Preferred Debentures

During the second quarter of 2021, the Company exercised its right to redeem all of the trust preferred of Madison Statutory Trust I, with a par amount of $5.0 million. The redemption price was equal to 100% of the principal amount plus accrued and unpaid interest up to June 26, 2021. During the third quarter of 2021, the Company exercised its right to redeem all of the trust preferred of Leesport Capital Trust II, with a par amount of $10.0 million. The redemption price was equal to 100% of the principal amount plus accrued and unpaid interest up to August 7, 2021. The Company recognized accelerated non-cash purchase accounting discounts of $1.9 million in interest expense related to the redemptions. As of December 31, 2021, the Company had no trust preferred debentures.

At December 31, 2020, the Company had two unconsolidated subsidiary trusts (the "Trusts"): Leesport Capital Trust II, with a par value of $10.0 million and a maturity date of September 2032 and Madison Statutory Trust I, with a par value of $5.0 million and a maturity date of June 2033. The two Trusts were acquired in the acquisition of VIST Financial. The Company owned 100% of the common equity of each Trust. The Trusts were formed for the purpose of issuing Company-obligated mandatorily redeemable capital securities to third-party investors and investing the proceeds from the sale in junior subordinated debt securities (subordinated debt) issued by the Company, which are the sole assets of each Trust. Since third-party investors are the primary beneficiaries, the Trusts are not consolidated in the Company’s financial statements. Distributions on the preferred securities issued by the Trusts are payable quarterly at a rate per annum equal to the interest rate being earned by the Trusts on the debenture held by the Trusts and are recorded as interest expense in the consolidated financial statements.

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

The defined-contribution retirement plans cover substantially all employees of the Company who have reached the age of 21 and completed one year of service. For participants in these plans, the Company makes contributions to an account set up in the participant's name. The amount equals a percentage of pay and varies based on the participant's age, service, and tenure with the Company. The defined-contribution retirement plans offer the participant a wide range of investment alternatives from which to choose. Expenses related to the defined-contribution plans totaled $4.4 million in 2021, $4.4 million in 2020, and $4.0 million in 2019.

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

U.S. GAAP requires an employer to recognize in its statement of condition as an asset or liability the overfunded or underfunded status of a defined benefit postretirement plan, measured as the difference between the fair value of plan assets and the benefit obligation. For a pension plan, the benefit obligation is the projected benefit obligation; for any other postretirement benefit plan, such as a retiree health care plan, the benefit obligation is the accumulated postretirement benefit obligation. The following table sets forth the changes in the projected benefit obligation for the DB Pension Plan and SERPs and the accumulated post-retirement benefit obligation for the Life and Healthcare Plan; and the respective plan assets, and the plans’ funded status and amounts recognized in the Company’s Consolidated Statements of Condition at December 31, 2021 and 2020 (the measurement dates of the plans).

	DB Pension Plan		Life and Healthcare Plan		SERP Plan
(In thousands)	2021	2020	2021	2020	2021	2020
Change in benefit obligation:
Benefit obligation at beginning of year	$98,021	$90,346	$10,508	$9,022	$36,710	$32,153
Service cost	0	0	186	173	231	214
Interest cost	1,628	2,371	180	245	692	914
Plan participants’ contributions	0	0	108	90	0	0
Actuarial (gain) loss	(2,834)	10,046	(574)	1,340	(3,002)	4,070
Benefits paid	(3,806)	(4,742)	(353)	(362)	(598)	(641)
Benefit obligation at end of year	$93,009	$98,021	$10,055	$10,508	$34,033	$36,710
Change in plan assets:
Fair value of plan assets at beginning of year	$89,172	$82,352	$0	$0	$0	$0
Actual return on plan assets	11,027	11,562	0	0	0	0
Plan participants’ contributions	0	0	108	90	0	0
Employer contributions	0	0	245	272	598	641
Benefits paid	(3,806)	(4,742)	(353)	(362)	(598)	(641)
Fair value of plan assets at end of year	$96,393	$89,172	$0	$0	$0	$0
Funded (unfunded) status	$3,384	$(8,849)	$(10,055)	$(10,508)	$(34,033)	$(36,710)

The accumulated benefit obligation for the DB Pension Plan at December 31, 2021 and 2020, was $93.0 million and $98.0 million, respectively. The accumulated benefit obligation for the Life and Healthcare Plan at year end 2021 and 2020 was $10.1 million and $10.5 million, respectively. The accumulated benefit obligation for the SERPs at December 31, 2021 and 2020 was $34.0 million and $36.7 million, respectively. The funded status of the DB Pension Plan was recognized in other assets and the unfunded status of the Life and Healthcare Plan, and SERPs was recognized in other liabilities in the Consolidated Statement of Condition at December 31, 2021 in the amounts of $3.4 million, $10.1 million, and $34.0 million, respectively. The unfunded status of the DB Pension Plan, the Life and Healthcare Plan, and SERPs in the amount of $8.8 million, $10.5 million, and $36.7 million, respectively, was recognized in other liabilities in the Consolidated Statement of Condition at December 31, 2020.

The actuarial (gains) losses shown above totaling $(6.4) million in 2021 and $15.5 million in 2020 were mainly the result of changes in the discount rates used to measure the benefit obligation of all plans at year end compared to those used at the prior year-end. The specific discount rates for each plan at December 31, 2021 and December 31, 2020 are provided below.

Net periodic benefit cost and other comprehensive income (loss) includes the following components:

(In thousands)	DB Pension Plan			Life and Healthcare Plan			SERP Plan
Components of net periodic benefit cost	2021	2020	2019	2021	2020	2019	2021	2020	2019
Service cost	$0	$0	$0	$186	$173	$159	$231	$214	$157
Interest cost	1,628	2,371	2,936	180	245	289	692	914	909
Expected return on plan assets	(5,652)	(5,416)	(4,933)	0	0	0	0	0	0
Amortization of prior service (credit) cost	1	(10)	(10)	(61)	(61)	(62)	282	285	104
Recognized net actuarial loss	1,559	1,411	1,334	312	155	0	1,080	800	343
Recognized net actuarial gain due to curtailments	0	0	0	0	0	(399)	0	0	0
Net periodic benefit (credit) cost	$(2,464)	$(1,644)	$(673)	$617	$512	$(13)	$2,285	$2,213	$1,513

Service cost is included in salaries and wages in the Consolidated Statements of Income. The other components of net periodic benefit costs are included in other operating expense in the Consolidated Statements of Income.

Other changes in plan assets and benefit obligations recognized in other comprehensive income (loss):

(In thousands)	DB Pension Plan			Life and Healthcare Plan			SERP Plan
	2021	2020	2019	2021	2020	2019	2021	2020	2019
Net actuarial loss (gain)	$(8,209)	$3,899	$2,776	$(574)	$1,340	$1,218	$(3,002)	$4,070	$6,128
Recognized actuarial loss	(1,559)	(1,411)	(1,334)	(312)	(155)	0	(1,080)	(800)	(343)
Prior service credit	0	0	0	0	0	(203)	0	0	2,022
Recognized prior service cost (credit)	(1)	10	10	61	61	62	(282)	(285)	(104)
Prior service cost (credit) recognized due to curtailment	0	0	0	0	0	399	0	0	0
Recognized in other comprehensive income (loss)	$(9,769)	$2,498	$1,452	$(825)	$1,246	$1,476	$(4,364)	$2,985	$7,703
Total recognized in net periodic benefit cost and other comprehensive income (loss)	$(12,233)	$854	$779	$(208)	$1,758	$1,463	$(2,079)	$5,198	$9,216

Pre-tax amounts recognized as a component of accumulated other comprehensive income (loss) as of year-end that have not been recognized as a component of the Company’s combined net periodic benefit cost of the Company’s DB Pension Plan, Life and Healthcare Plan and SERPs are presented in the following table.

(In thousands)	DB Pension Plan			Life and Healthcare Plan			SERP Plan
	2021	2020	2019	2021	2020	2019	2021	2020	2019
Net actuarial loss (gain)	$40,765	$50,533	$48,045	$1,886	$2,771	$1,586	$10,532	$14,614	$11,345
Prior service cost (credit)	0	1	(9)	(226)	(287)	(348)	1,866	2,148	2,433
Total	$40,765	$50,534	$48,036	$1,660	$2,484	$1,238	$12,398	$16,762	$13,778

Weighted-average assumptions used in accounting for the plans were as follows:

(In thousands)	DB Pension Plan			Life and Healthcare Plan			SERP Plan
	2021	2020	2019	2021	2020	2019	2021	2020	2019
Discount Rates
Benefit Cost for Plan Year	2.24%	3.04%	4.08%	2.33%	3.10%	4.13%	2.37%	3.14%	4.16%
Benefit Obligation at End of Plan Year	2.63%	2.24%	3.04%	2.69%	2.33%	3.10%	2.71%	2.37%	3.14%
Expected long-term return on plan assets	6.50%	6.75%	7.00%	N/A	N/A	N/A	N/A	N/A	N/A
Rate of compensation increase
Benefit Cost for Plan Year	N/A	N/A	N/A	4.00%	4.00%	4.00%	5.00%	5.00%	5.00%
Benefit Obligation at End of Plan Year	N/A	N/A	N/A	4.00%	4.00%	4.00%	5.00%	5.00%	5.00%

To develop the expected long-term rate of return on assets assumption for the DB Pension Plan, the Company considered the historical returns and the future expectations for returns for each asset class, as well as target asset allocations of the pension portfolio. Based on this analysis, the Company selected 6.50% as the long-term rate of return on assets assumption.

The discount rates used to determine the Company’s DB Pension Plan and other post-retirement benefit obligations as of December 31, 2021, and December 31, 2020, were determined by matching estimated benefit cash flows to a yield curve derived from Citigroup’s regular bond yield at December 31, 2021 and December 31, 2020.

Based on the Company’s anticipation of future experience under the DB Pension Plan, the mortality tables used to determine future benefit obligations under the plan were updated as of December 31, 2021 to the PRI-2012 Mortality Tables with Mortality Improvement Scale MP 2021. The Company updated this assumption based on the newest improvement table released by The Society of Actuaries as of December 31, 2021. The appropriateness of the assumptions is reviewed annually.

Cash Flows

Plan assets are amounts that have been segregated and restricted to provide benefits, and include amounts contributed by the Company and amounts earned from investing contributions, less benefits paid. The Company funds the cost of the SERPs and the Life and Healthcare Plan benefits on a pay-as-you-go basis.

The benefits as of December 31, 2021, expected to be paid in each of the next five fiscal years, and in the aggregate for the five fiscal years thereafter were as follows:

(In thousands)	DB Pension Plan	Life and Healthcare Plan	SERP Plan
2022	$4,285	$485	$808
2023	4,432	472	900
2024	4,511	479	873
2025	4,687	474	856
2026	4,769	469	1,001
2027-2031	24,221	2,357	6,998
Total	$46,905	$4,736	$11,436

Plan Assets

The Company’s DB Pension Plan’s weighted-average asset allocations at December 31, 2021 and 2020, respectively, by asset category are as follows:

	2021	2020
Equity securities	61%	63%
Debt securities	33%	36%
Other	6%	1%
Total Allocation	100%	100%

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

Fair Value Measurements
December 31, 2021
(In thousands)	Fair Value 2021	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$5,472	$5,472	$0	$0
Common stocks	29,227	29,227	0	0
Mutual funds	61,694	61,694	0	0
Total Fair Value of Plan Assets	$96,393	$96,393	$0	$0

Fair Value Measurements
December 31, 2020
(In thousands)	Fair Value 2020	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$2,417	$2,417	$0	$0
Common stocks	26,422	26,422	0	0
Mutual funds	60,333	60,333	0	0
Total Fair Value of Plan Assets	$89,172	$89,172	$0	$0

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

The Company has an Employee Stock Ownership Plan (ESOP) and a 401(k) Investment and Stock Ownership Plan (ISOP) covering substantially all employees of the Company. The ESOP allows for Company contributions in the form of common stock of the Company. Annually, the Tompkins Board of Directors determines a profit-sharing payout to its employees in accordance with a performance-based formula. A percentage of the approved amount is paid in Company common stock into the ESOP. Contributions are limited to a maximum amount as stipulated in the ESOP. The remaining percentage is either paid out in cash or deferred into the ISOP at the direction of the employee. Compensation expense related to the profit-sharing totaled $5.4 million in 2021, $4.5 million in 2020, and $4.4 million in 2019.

Under the ISOP, employees may contribute a percentage of their eligible compensation with a Company match of such contributions up to a maximum match of 4%. Participation in the ISOP is contingent upon certain age and service requirements. The Company’s expense associated with these matching provisions was $3.0 million in 2021, $2.9 million in 2020, and $2.9 million in 2019.

Life insurance benefits are provided to certain officers of the Company. In connection with these policies, the Company reflects life insurance assets on its Consolidated Statements of Condition of $86.5 million at December 31, 2021, and $84.7 million at December 31, 2020. The insurance is carried at its cash surrender value on the Consolidated Statements of Condition. Increases in the cash surrender value of the insurance are reflected as noninterest income, net of any related mortality expense.

The Company provides split dollar life insurance benefits to certain employees. The plan is unfunded and the estimated liability of the plan of $1.5 million and $1.7 million is recorded in other liabilities in the Consolidated Statements of Condition at December 31, 2021 and 2020, respectively. Compensation expense related to the split dollar life insurance was approximately $52,000 in 2021 and $55,000 in 2020.

Note 12 Stock Plans and Stock Based Compensation

In 2019, the 2009 Tompkins Financial Corporation Equity Plan (“2009 Equity Plan”) expired and was replaced by the new Tompkins Financial Corporation 2019 Equity Plan (“2019 Equity Plan”). Under the 2019 Equity Plan, the Company may grant stock appreciation rights ("SARs"), shares of restricted stock and restricted units and performance share awards covering up to 1,275,000 shares of the Company's common stock to certain officers, employees, and nonemployee directors. Additionally, restricted stock awards and restricted units and performance share awards will reduce the shares available for grant under the 2019 Equity Plan by 4.25 shares for each share subject to an award, resulting in a total number of full-value share awards that may be issued under the 2019 Plan to 300,000. Stock options and SARs are granted at an exercise price equal to the stock’s fair value at the date of grant, may not have a term in excess of ten years, and have vesting periods that range between five and seven years from the grant date. Options and Stock Appreciation Rights with an expiration date in 2026 have a five-year vesting schedule with zero percent vesting in year one and 25% vesting in years two through five. All other Options and Stock Appreciation Rights have a seven-year vesting schedule with zero percent vesting in year one, 17% vesting in years two through six and 15% vesting in year seven. Restricted stock awards that were granted in 2016, 2017, 2018, 2019, 2020 and 2021 have a five-year vesting schedule with zero percent vesting in year one and 25% vesting in years two through five. All other restricted stock awards have a seven-year vesting schedule with zero percent vesting in year one, 17% vesting in years two through six and 15% vesting in year seven. For Performance Awards, there is a 3-year performance period in the fiscal years immediately following the grant date, at which time the performance goal is measured. If the goal is achieved, the value of the award vests is either immediately payable, or is subject to additional time-based vesting, depending on the terms of the particular executive’s award agreement.

The Company granted 67,846 equity awards to its employees in 2021, consisting of 54,151 shares of restricted stock, 5,340 performance share awards and 8,355 restricted stock units. The Company granted 86,411 equity awards to its employees in 2020, consisting of 69,451 shares of restricted stock, 6,545 performance share awards and 10,415 restricted stock units. The Company granted 62,360 equity awards to its employees in 2019, consisting of 49,365 shares of restricted stock, 4,650 performance share awards and 8,345 restricted stock units.

The following table presents the activity related to stock options and SARs under all plans for the year ended December 31, 2021.

	Number of Shares/Rights	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2021	144,387	$50.61
Granted	0	0.00
Exercised	(51,771)	44.42
Forfeited	(1,136)	46.28
Outstanding at December 31, 2021	91,480	$54.17	3.10	$2,690,855
Exercisable at December 31, 2021	85,821	$54.03	3.05	$2,536,421

Total stock-based compensation expense for stock options and SARs was $151,000 in 2021, $194,000 in 2020, and $235,000 in 2019. As of December 31, 2021, unrecognized compensation cost related to unvested stock options and SARs totaled $40,000. The cost is expected to be recognized over a weighted average period of 0.8 years. Net cash proceeds, tax benefits and intrinsic value related to total stock options, SARs, and restricted stock exercised is as follows:

(In thousands)	2021	2020	2019
Proceeds from stock option exercises	$(803)	$(253)	$(992)
Tax benefits related to stock option exercises	355	156	944
Intrinsic value of stock option exercises	1,900	570	2,460

The Company uses the Black-Scholes option-valuation model to determine the fair value of incentive stock options and SARs at the date of grant. The valuation model estimates fair value based on the assumptions for the risk-free rate, expected dividend yield, volatility and expected life. The risk-free rate is the interest rate available on zero-coupon U.S. Treasury instruments with a remaining term equal to the expected term of the share option at the time of grant. The expected dividend yield is based on the dividend trends and the market price of the Company’s stock price at grant. Volatility is largely based on historical volatility of the Company’s stock price. The expected term is based upon historical experience of employee exercises and terminations as the vesting term of the grants. The fair values of the grants are expensed over the vesting periods. There were no incentive stock options or SARs granted in 2021, 2020 and 2019.

December 31, 2021
Options and SARs Outstanding			Options and SARs Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$37.51-41.00	17,034	1.27	$40.60	17,034	$40.60
$41.01-50.00	33,763	2.79	$49.22	33,763	$49.22
$50.01-76.90	40,461	4.11	$63.84	34,802	$65.07
$76.91-86.18	222	4.89	$86.18	222	$86.18
	91,480	3.10	$54.17	85,821	$54.03

The following table presents activity related to restricted stock awards and restricted stock units for the year ended December 31, 2021.

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at January 1, 2021	254,989	$70.55
Granted	67,846	83.97
Vested	(71,907)	72.67
Forfeited	(9,018)	70.10
Unvested at December 31, 2021	241,910	$71.60

The Company granted 54,151 restricted stock awards, 8,355 restricted stock units and 5,340 performance share awards in 2021, each at an average grant date fair value of $83.97. The Company granted 69,451 restricted stock awards,10,415 restricted stock units and 6,545 performance share awards in 2020, each at an average grant date fair value of $63.44. The Company granted 49,365 restricted stock awards, 8,345 restricted stock units and 4,650 performance share awards in 2019 at an average grant date fair value of $89.21. The grant date fair values were the closing prices of the Company’s common stock on the grant dates. The Company recognized stock-based compensation related to restricted stock awards, restricted stock units, and performance share awards of $5.4 million in 2021, $4.7 million in 2020, and $4.0 million in 2019. Unrecognized compensation costs related to restricted stock and performance awards totaled $11.5 million, and restricted stock units totaled $1.4 million at December 31, 2021 and will be recognized over 3.5 years and 4.1 years, respectively on a weighted average basis.

Note 13 Other Noninterest Income and Expense

Other income and operating expense totals are presented in the table below.  Components of these totals exceeding 1%, and other significant items, of the aggregate of total other noninterest income and total other noninterest expenses for any of the years presented below are stated separately.

	Year ended December 31,
(In thousands)	2021	2020	2019
NONINTEREST INCOME
Other service charges	$2,826	$2,835	$3,166
Increase in cash surrender value of corporate owned life insurance	1,879	2,188	2,164
Net gain on sale of loans	943	2,054	227
Other miscellaneous income	1,555	1,740	2,859
Total other noninterest income	$7,203	$8,817	$8,416
NONINTEREST EXPENSES
Marketing expense	$4,319	$4,750	$4,856
Professional fees	6,909	6,054	8,942
Technology expense	11,747	11,791	10,666
Cardholder expense	3,532	3,252	3,238
FDIC insurance	2,758	2,398	773
Legal expense	1,190	1,199	1,200
Penalties on prepayment of FHLB borrowings	2,929	0	0
Other miscellaneous expenses	13,869	15,285	16,574
Total other noninterest expenses	$47,253	$44,729	$46,249

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

The following presents noninterest income, segregated by revenue streams in-scope and out-of-scope of ASC 606, for the years ended December 31, 2021, 2020, and 2019.

	Year Ended
(In thousands)	2021	2020	2019
Noninterest Income
In-scope of Topic 606:
Insurance Revenues	$34,836	$31,505	$31,091
Investment Service Income	19,388	17,520	16,434
Service Charges on Deposit Accounts	6,347	6,312	8,321
Card Services Income	10,826	9,263	10,526
Other	1,204	1,146	1,183
Noninterest Income (in-scope of ASC 606)	72,601	65,746	67,555
Noninterest Income (out-of-scope of ASC 606)	6,248	8,114	7,878
Total Noninterest Income	$78,849	$73,860	$75,433

Contract Balances
A contract asset balance occurs when an entity performs a service for a customer before the customer pays consideration or before payment is due, which would result in contract receivables or assets, respectively. A contract liability balance is an entity’s obligation to transfer a service to a customer for which the entity has already received payment or for which payment is due from the customer. The Company’s noninterest revenue streams, excluding some insurance commissions and fees, are largely based on transactional activity, or standard month-end revenue accruals such as asset management fees based on month-end market values. Receivables primarily consist of amounts due for insurance and wealth management services performed for which the Company's performance obligations have been fully satisfied. Receivables amounted to $6.0 million and $2.3 million, respectively, at December 31, 2021, compared to $5.2 million and $2.2 million, respectively, at December 31, 2020. Additionally, the Company had contract assets related to contingent income of $3.0 million, and $2.5 million, respectively, related to period end 2021, and 2020, and contract liabilities of $1.7 million for year end 2021 and $2.0 million for year end 2020.

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

Note 15 Income Taxes

The income tax expense (benefit) attributable to income from operations is summarized as follows:

(In thousands)	Current	Deferred	Total
2021
Federal	$19,345	$1,485	$20,830
State	4,039	313	4,352
Total	$23,384	$1,798	$25,182
2020
Federal	$22,199	$(5,247)	$16,952
State	4,009	(1,037)	2,972
Total	$26,208	$(6,284)	$19,924
2019
Federal	$15,161	$2,668	$17,829
State	2,782	405	3,187
Total	$17,943	$3,073	$21,016

The primary reasons for the differences between income tax expense and the amount computed by applying the statutory federal income tax rate to earnings are as follows:

	2021	2020	2019
Statutory federal income tax rate	21.0%	21.0%	21.0%
State income taxes, net of federal benefit	3.0	2.4	2.5
Tax exempt income	(1.2)	(1.8)	(1.5)
Excess benefits from equity-based compensation	(0.5)	(0.2)	(0.8)
Bank-owned life insurance income	(0.4)	(0.5)	(0.5)
Federal tax credit	0.0	(0.4)	(0.7)
All other	0.1	(0.1)	0.5
Total	22.0%	20.4%	20.5%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Significant components of the Company’s deferred tax assets and liabilities as of December 31 were as follows:

(In thousands)	2021	2020
Deferred tax assets:
Allowance for credit losses	$11,160	$13,095
Lease liability	7,277	7,858
Interest income on nonperforming loans	470	500
Compensation and benefits	12,303	11,580
Purchase accounting adjustments	360	0
Liabilities held at fair value	21	20
Deferred loan fees and costs	1,664	1,783
Other	1,017	1,097
Total	$34,272	$35,933
Deferred tax liabilities:
Prepaid pension	10,875	10,254
Right of use asset	7,092	7,270
Depreciation	3,586	3,735
Intangibles	1,401	1,266
Purchase accounting adjustments	0	5
Leases	1,985	2,425
Other	1,657	1,504
Total deferred tax liabilities	$26,596	$26,459
Net deferred tax asset at year-end	7,676	9,474
Net deferred tax asset at beginning of year	9,474	3,776
(Decrease) increase in net deferred tax asset	(1,798)	5,698
CECL accounting standard adoption recorded through equity	0	586
Deferred tax expense	$1,798	$(6,284)

The above analysis does not include recorded deferred tax assets (liabilities) of $4.7 million and $(6.7) million as of December 31, 2021 and 2020, respectively, related to net unrealized holdings losses/(gains) in the available-for-sale debt securities portfolio. In addition, the analysis excludes recorded deferred tax assets of $13.4 million and $17.1 million, as of December 31, 2021 and 2020, respectively, related to employee benefit plans.

Realization of deferred tax assets is dependent upon the generation of future taxable income or the existence of sufficient taxable income. A valuation allowance is provided when it is more likely than not that some portion of the deferred tax assets will not be realized. In assessing the need for a valuation allowance, management considers the scheduled reversal of the deferred tax liabilities, the level of historical taxable income, and the projected future taxable income over the periods in which the temporary differences comprising the deferred tax assets will be deductible. Based on its assessment, management determined that no valuation allowance was necessary at December 31, 2021 and 2020.

At December 31, 2021 the Company had an insignificant amount of ASC 740-10 unrecognized tax benefits. At December 31, 2020, the Company had no ASC 740-10 unrecognized tax benefits. The Company does not expect the total amount of unrecognized tax benefits to significantly increase within the next twelve months. The Company recognizes interest and penalties on unrecognized tax benefits in income tax expense in its Consolidated Statements of Income.

The Company is subject to U.S. federal income tax and income tax in New York and various state jurisdictions. All tax years ending after December 31, 2017 are open to examination by the taxing authorities.

Note 16 Other Comprehensive Income (Loss)

The tax effect allocated to each component of other comprehensive income (loss) were as follows:

December 31, 2021	Before-Tax Amount	Tax (Expense) Benefit	Net of Tax
(In thousands)
Available-for-sale debt securities:
Change in net unrealized (loss) gain during the period	$(46,301)	$11,340	$(34,961)
Reclassification adjustment for net realized gain on sale included in available-for-sale debt securities	(275)	67	(208)
Net unrealized losses	(46,576)	11,407	(35,169)

Employee benefit plans:
Net retirement plan gain ( loss)	11,785	(2,887)	8,898
Amortization of net retirement plan actuarial gain	2,951	(723)	2,228
Amortization of net retirement plan prior service (cost) credit	221	(54)	167
Employee benefit plans	14,957	(3,664)	11,293

Other comprehensive loss	$(31,619)	$7,743	$(23,876)

December 31, 2020	Before-Tax Amount	Tax (Expense) Benefit	Net of Tax
(In thousands)
Available-for-sale debt securities:
Change in net unrealized gain during the period	$22,381	$(5,487)	$16,894
Reclassification adjustment for net realized loss on sale included in available-for-sale debt securities	(430)	106	(324)
Net unrealized gains	21,951	(5,381)	16,570

Employee benefit plans:
Net retirement plan loss	(9,309)	2,281	(7,028)
Amortization of net retirement plan actuarial gain	2,366	(580)	1,786
Amortization of net retirement plan prior service (cost) credit	214	(52)	162
Employee benefit plans	(6,729)	1,649	(5,080)

Other comprehensive income	$15,222	$(3,732)	$11,490

December 31, 2019	Before-Tax Amount	Tax (Expense) Benefit	Net of Tax
(In thousands)
Available-for-sale debt securities:
Change in net unrealized loss during the period	$33,431	$(8,190)	$25,241
Unrealized gains on HTM securities transferred to AFS debt securities	3,777	(925)	2,852
Reclassification adjustment for net realized loss on sale included in available-for-sale debt securities	(616)	151	(465)
Net unrealized gains	36,592	(8,964)	27,628

Employee benefit plans:
Net retirement plan loss	(10,122)	2,480	(7,642)
Net actuarial gain due to curtailment	(399)	97	(302)
Net retirement plan prior service credit	(1,819)	446	(1,373)
Amortization of net retirement plan actuarial gain	1,677	(411)	1,266
Amortization of net retirement plan prior service (cost) credit	32	(8)	24
Employee benefit plans	(10,631)	2,604	$(8,027)
Other comprehensive income	$25,961	$(6,360)	$19,601

The following table presents the activity in our accumulated other comprehensive loss for the periods indicated:

(In thousands)	Available-for-Sale Debt Securities	Employee Benefit Plans	Accumulated Other Comprehensive Income (loss)
Balance at January 1, 2019	$(23,589)	$(39,576)	$(63,165)
Other comprehensive income (loss)	27,628	(8,027)	19,601
Balance at December 31, 2019	$4,039	$(47,603)	$(43,564)

Balance at January 1, 2020	4,039	(47,603)	(43,564)
Other comprehensive income (loss)	16,570	(5,080)	11,490
Balance at December 31, 2020	$20,609	$(52,683)	$(32,074)

Balance at January 1, 2021	20,609	(52,683)	(32,074)
Other comprehensive income (loss)	(35,169)	11,293	(23,876)
Balance at December 31, 2021	$(14,560)	$(41,390)	$(55,950)

December 31, 2021
Details about Accumulated other Comprehensive Income Components (in thousands)	Amount Reclassified from Accumulated Other Comprehensive (Loss)[1]	Affected Line Item in the Statement Where Net Income is Presented
Available-for-sale debt securities:
Unrealized gains and losses on available-for-sale debt securities	$275	Net gain on securities transactions
	(67)	Tax expense
	208	Net of tax
Employee benefit plans:
Amortization of the following[2]
Net retirement plan actuarial gain	(2,951)	Other operating expense
Net retirement plan prior service credit	(221)	Other operating expense
	(3,172)	Total before tax
	777	Tax benefit
	$(2,395)	Net of tax

December 31, 2020
Details about Accumulated other Comprehensive Income Components (in thousands)	Amount Reclassified from Accumulated Other Comprehensive (Loss)[1]	Affected Line Item in the Statement Where Net Income is Presented
Available-for-sale debt securities:
Unrealized gains and losses on available-for-sale debt securities	$430	Net gain on securities transactions
	(106)	Tax benefit
	324	Net of tax
Employee benefit plans:
Amortization of the following[2]
Net retirement plan actuarial gain	(2,366)	Other operating expense
Net retirement plan prior service credit	(214)	Other operating expense
	(2,580)	Total before tax
	632	Tax benefit
	$(1,948)	Net of tax
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

The Company’s maximum potential obligations to extend credit for loan commitments (unfunded loans, unused lines of credit, and standby letters of credit) outstanding on December 31 were as follows:

(In thousands)	2021	2020
Loan commitments	$176,510	$144,593
Standby letters of credit	39,773	31,441
Undisbursed portion of lines of credit	911,694	830,930
Total	$1,127,977	$1,006,964

Commitments to extend credit (including lines of credit) are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Standby letters of credit are conditional commitments to guarantee the performance of a customer to a third party. The Company extends standby letters of credit to its customers in the normal course of business. The standby letters of credit are generally short-term. As of December 31, 2021, the Company’s maximum potential obligation under standby letters of credit was $39.8 million. Management uses the same credit policies in making commitments to extend credit and standby letters of credit as are used for on-balance-sheet lending decisions. Based upon management’s evaluation of the counterparty, the Company may require collateral to support commitments to extend credit and standby letters of credit. The credit risk amounts are equal to the contractual amounts, assuming the amounts are fully advanced and collateral or other security is of no value. The Company does not anticipate losses as a result of these transactions. These commitments also have off-balance-sheet interest-rate risk, in that the interest rate at which these commitments were made may not be at market rates on the date the commitments are fulfilled. Since some commitments and standby letters of credit are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash flow requirements.

The Company may also have rate lock agreements associated with mortgage loans to be sold in the secondary market (certain of which relate to loan applications for which no formal commitment has been made). The amount of rate lock agreements at December 31, 2021 were immaterial. In order to limit the interest rate risk associated with rate lock agreements, as well as the interest rate risk associated with mortgages held for sale, if any, the Company enters into agreements to sell loans in the secondary market to unrelated investors on a loan-by-loan basis. At December 31, 2021, the Company had approximately $205,000 of commitments to sell mortgages to unrelated investors on a loan-by-loan basis.

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

Note 18 Earnings Per Share

Calculation of basic earnings per share (Basic EPS) and diluted earnings per share (Diluted EPS) is shown below.

	Year ended December 31,
(In thousands, except share and per share data)	2021	2020	2019
Basic
Net income available to common shareholders	$89,264	$77,588	$81,718
Less: income attributable to unvested stock-based compensation awards	(615)	(857)	(1,306)
Net earnings allocated to common shareholders	88,649	76,731	80,412
Weighted average shares outstanding, including unvested stock-based compensation awards	14,798,447	14,933,990	15,149,535
Less: average unvested stock-based compensation awards	(229,684)	(230,600)	(242,478)
Weighted average shares outstanding - Basic	14,568,763	14,703,390	14,907,057

Diluted
Net earnings allocated to common shareholders	88,649	76,731	80,412
Weighted average shares outstanding - Basic	14,568,763	14,703,390	14,907,057
Plus: incremental shares from assumed conversion of stock-based compensation awards	79,404	38,650	66,894

Weighted average shares outstanding - Diluted	14,648,167	14,742,040	14,973,951

Basic EPS	$6.08	$5.22	$5.39
Diluted EPS	$6.05	$5.20	$5.37

Stock-based compensation awards representing 4,984, 7,591, and 14,982 common shares for 2021, 2020, and 2019, respectively, were not included in the computations of diluted earnings per common share because the effect on those periods would have been antidilutive.

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

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of December 31, 2021 and 2020 segregated by the level of valuation inputs within the fair value hierarchy used to measure fair value.

Recurring Fair Value Measurements
December 31, 2021

(In thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
Available-for-sale debt securities
U.S. Treasuries	$157,834	$0	$157,834	$0
Obligations of U.S. Government sponsored entities	832,373	$0	832,373	$0
Obligations of U.S. states and political subdivisions	104,169	0	104,169	0
Mortgage-backed securities - residential, issued by
U.S. Government agencies	77,157	0	77,157	0
U.S. Government sponsored entities	870,556	0	870,556	0
U.S. corporate debt securities	2,424	0	2,424	0
Total Available-for-sale debt securities	$2,044,513	$0	$2,044,513	$0
Equity securities	$902	$0	$0	$902

The change in the fair value of the $902,000 of equity securities valued using significant unobservable inputs (level 3), between January 1, 2021 and December 31, 2021 was immaterial.

Recurring Fair Value Measurements
December 31, 2020

(In thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
Available-for-sale debt securities
Obligations of U.S. Government sponsored entities	$607,480	$0	$607,480	$0
Obligations of U.S. states and political subdivisions	129,746	0	129,746	0
Mortgage-backed securities - residential, issued by
U.S. Government agencies	182,108	0	182,108	0
U.S. Government sponsored entities	705,480	0	705,480	0
U.S. corporate debt securities	2,379	0	2,379	0
Total Available-for-sale debt securities	$1,627,193	$0	$1,627,193	$0
Equity securities	$929	$0	$0	$929

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

The Company determines fair value for its available-for-sale debt securities using an independent bond pricing service for identical assets or very similar securities. The pricing service uses a variety of techniques to determine fair value, including market maker bids, quotes and pricing models. Inputs to the model include recent trades, benchmark interest rates, spreads, and actual and projected cash flows. The Company reviews the prices supplied by the independent pricing service, as well as their underlying pricing methodologies, for reasonableness and to ensure such prices are aligned with traditional pricing matrices. In general, the Company’s investment portfolio consists of traditional investments, nearly all of which are U.S. Treasury obligations, federal agency bullet or mortgage pass-through securities, or general obligation municipal bonds. Pricing for such instruments is fairly generic and is easily obtained. Quarterly, the Company will validate prices supplied by the independent pricing service by comparing to prices obtained from a second third-party source. Based on the inputs used by our independent pricing services, the Company identifies the appropriate level within the fair value hierarchy to report these fair values.

Certain assets are measured at fair value on a nonrecurring basis, that is, they are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances. For the Company, these include loans held for sale, collateral dependent individually evaluated loans, other real estate owned, goodwill and other intangible assets. During 2021, certain collateral dependent individually evaluated loans and other real estate owned at December 31, 2021, were adjusted down to fair value. Collateral values are estimated using Level 3 inputs based upon observable market data. Real estate values are generally valued using independent appraisals or other indications of value based on recent comparable sales of similar properties or assumptions generally available in the market.

(In thousands)		Fair value measurements at reporting date using:			Gain (losses) from fair value changes
	As of	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs	Year ended
Assets:	12/31/2021	(Level 1)	(Level 2)	(Level 3)	12/31/2021
Individually evaluated loans	$5,456	$0		$5,456	$(7,107)
Other real estate owned	46	0	0	46	(8)

(In thousands)		Fair value measurements at reporting date using:			Gain (losses) from fair value changes
	As of	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs	Year ended
Assets:	12/31/2020	(Level 1)	(Level 2)	(Level 3)	12/31/2020
Individually evaluated loans	$22,171	$0	$22,171	$0	$(1,855)
Other real estate owned	88	0	88	0	(35)

The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments at December 31, 2021 and 2020. The carrying amounts shown in the table are included in the Consolidated Statements of Condition under the indicated captions. The fair value estimates, methods and assumptions set forth below for the Company’s financial instruments, including those financial instruments carried at cost, are made solely to comply with disclosures required by U.S. generally accepted accounting principles and does not always incorporate the exit-price concept of fair value prescribed by ASC Topic 820-10 and should be read in conjunction with the financial statements and notes included in this Report.

Estimated Fair Value of Financial Instruments
December 31, 2021
(In thousands)	Carrying Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets:
Cash and cash equivalents	$63,107	$63,107	$63,107	$0	$0
Securities - held-to-maturity	284,009	282,288	0	282,288	0
FHLB and ACBB stock	10,996	10,996	0	10,996	0
Accrued interest receivable	22,597	22,597	0	22,597	0
Loans and leases, net[1]	5,032,624	5,028,734	0	0	5,028,734

Financial Liabilities:
Time deposits	$639,674	$641,517	$0	$641,517	$0
Other deposits	6,151,761	6,151,761	0	6,151,761	0
Securities sold under agreements to repurchase	66,787	66,787	0	66,787	0
Other borrowings	124,000	125,700	0	125,700	0
Accrued interest payable	901	901	0	901	0
 1 Lease receivables, although excluded from the scope of ASC Topic 825, are included in the estimated fair value amounts at their carrying value.

Estimated Fair Value of Financial Instruments
December 31, 2020
(In thousands)	Carrying Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets:
Cash and cash equivalents	$388,462	$388,462	$388,462	$0	$0
FHLB and ACBB stock	16,382	16,382	0	16,382	0
Accrued interest receivable	32,025	32,025	0	32,025	0
Loans and leases, net[1]	5,208,658	5,226,301	0	22,171	5,204,130

Financial Liabilities:
Time deposits	$746,234	$753,045	$0	$753,045	$0
Other deposits	5,691,518	5,691,518	0	5,691,518	0
Securities sold under agreements to repurchase	65,845	65,845	0	65,845	0
Other borrowings	265,000	274,238	0	274,238	0
Trust preferred debentures	13,220	18,483	0	18,483	0
Accrued interest payable	1,727	1,727	0	1,727	0
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

Loans and Leases
Fair value for loans are calculated using an exit price notion. The Company's valuation methodology takes into account factors such as estimated cash flows, including contractual cash flow and assumptions for prepayments; liquidity risk; and credit risk. The fair values of residential loans were estimated using discounted cash flow analyses, based upon available market benchmarks for rates and prepayment assumptions. The fair values of commercial and consumer loans were estimated using discounted cash flow analyses, based upon interest rates currently offered for loans and leases with similar terms and credit quality. The fair values of loans and leases held for sale were determined based upon contractual prices for loans and leases with similar characteristics.

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

As of December 31, 2021, the most recent notifications from Federal bank regulatory agencies categorized the Company's subsidiary banks as “well capitalized” under the regulatory framework for PCA. To be categorized as well capitalized, the Company and its subsidiary banks must maintain total risk-based, Tier 1 risk-based, common equity Tier 1 capital and Tier 1 leverage ratios as set forth in the table below. There are no conditions or events since that notification that management believes have changed the capital category of the Company or its subsidiary banks.

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

The following table presents actual and required capital ratios as of December 31, 2021 and December 31, 2020 for Tompkins and its four banking subsidiaries. The minimum capital amounts required under Basel III includes the capital conservation buffer of 2.5%, which must be added to each of the minimum required risk-based capital ratios (Total capital to risk-weighted assets, Common equity Tier 1 capital to risk weighted assets and Tier 1 capital to risk weighted assets). Capital levels required to be considered well capitalized are based upon prompt corrective action regulations, as amended to reflect the changes under the Basel III Capital Rules.

Actual capital amounts and ratios of the Company and its subsidiary banks are as follows:

	Actual	Minimum Capital Required- Basel III Fully-Phased-In	Required to be Considered Well Capitalized
(dollar amounts in thousands)	Amount/Ratio	Amount/Ratio	Amount/Ratio
December 31, 2021
Total Capital (to risk-weighted assets)
The Company (consolidated)	$735,187 /14.2%	$524,345/>10.5%	$516,519/>10.0%
Trust Company	$219,976/14.8%	$156,631/>10.5%	$149,172/>10.0%
Castile	$160,757/12.2%	$138,104/>10.5%	$131,527/>10.0%
Mahopac	$136,247/12.7%	$112,649/>10.5%	$107,285/>10.0%
VIST	$173,889/13.6%	$134,403/>10.5%	$128,003/>10.0%
Common Equity Tier 1 Capital (to risk-weighted assets)
The Company (consolidated)	$688,425/13.3%	$361,563/>7.0%	$335,737/>6.5%
Trust Company	$207,632/13.9%	$104,421/>7.0%	$96,962/>6.5%
Castile	$149,154/11.3%	$92,069/>7.0%	$85,493/>6.5%
Mahopac	$126,718/11.8%	$75,100/>7.0%	$69,735/>6.5%
VIST	$163,145/12.8%	$89,602/>7.0%	$83,202/>6.5%
Tier 1 Capital (to risk-weighted assets)
The Company (consolidated)	$688,425/13.3%	$439,041/>8.5%	$413,215/>8.0%
Trust Company	$207,632/13.9%	$126,797/>8.5%	$119,338/>8.0%
Castile	$149,154/11.3%	$111,798/>8.5%	$105,222/>8.0%
Mahopac	$126,718/11.8%	$91,192/>8.5%	$85,282/>8.0%
VIST	$163,145/12.8%	$108,803/>8.5%	$102,403/>8.0%
Tier 1 Capital (to average assets)
The Company (consolidated)	$688,425/8.7%	$315,820/>4.0%	$394,775/>5.0%
Trust Company	$207,632/8.4%	$99,000/>4.0%	$123,751/>5.0%
Castile	$149,154/7.9%	$75,935/>4.0%	$94,918/>5.0%
Mahopac	$126,718/8.1%	$62,815/>4.0%	$78,519/>5.0%
VIST	$163,145/8.4%	$77,953/>4.0%	$97,441/>5.0%

December 31, 2020
Total Capital (to risk-weighted assets)
The Company (consolidated)	$720,755 /14.4%	$525,755/>10.5%	$500,719/>10.0%
Trust Company	$210,756/14.7%	$150,482/>10.5%	$143,316/>10.0%
Castile	$157,514/12.6%	$131,034/>10.5%	$124,795/>10.0%
Mahopac	$133,969/13.0%	$108,129/>10.5%	$102,980/>10.0%
VIST	$175,931/13.7%	$134,615/>10.5%	$128,205/>10.0%
Common Equity Tier 1 Capital (to risk-weighted assets)
The Company (consolidated)	$654,144/13.1%	$350,503/>7.0%	$325,467/>6.5%
Trust Company	$196,522/13.7%	$100,321/>7.0%	$93,156/>6.5%
Castile	$144,448/11.6%	$87,356/>7.0%	$81,117/>6.5%
Mahopac	$122,393/11.9%	$72,086/>7.0%	$66,937/>6.5%
VIST	$163,895/12.8%	$89,743/>7.0%	$83,333/>6.5%
Tier 1 Capital (to risk-weighted assets)
The Company (consolidated)	$667,364/13.3%	$425,611/>8.5%	$400,575/>8.0%
Trust Company	$196,522/13.7%	$121,819/>8.5%	$114,653/>8.0%
Castile	$144,448/11.6%	$106,076/>8.5%	$99,836/>8.0%
Mahopac	$122,393/11.9%	$87,533/>8.5%	$82,384/>8.0%
VIST	$163,895/12.8%	$108,794/>8.5%	$102,564/>8.0%
Tier 1 Capital (to average assets)
The Company (consolidated)	$667,364/8.8%	$305,083/>4.0%	$381,354/>5.0%
Trust Company	$196,522/8.2%	$95,691/>4.0%	$119,614/>5.0%
Castile	$144,448/8.1%	$71,605/>4.0%	$89,507/>5.0%
Mahopac	$122,393/8.2%	$59,742/>4.0%	$74,678/>5.0%
VIST	$163,895/8.4%	$77,874/>4.0%	$83,333/>5.0%

Note 21 Condensed Parent Company Only Financial Statements

Condensed financial statements for Tompkins (the Parent Company) as of December 31, 2021, 2020 and 2019 are presented below.

Condensed Statements of Condition
(In thousands)	2021	2020
Assets
Cash	$18,691	$16,588
Investment in subsidiaries	705,723	707,721
Other	4,032	5,965
Total Assets	$728,446	$730,274
Liabilities and Shareholders’ Equity
Borrowings	$0	$0
Trust preferred debentures issued to non-consolidated subsidiary	0	13,220
Other liabilities	917	777
Tompkins Financial Corporation Shareholders’ Equity	727,529	716,277
Total Liabilities and Shareholders’ Equity	$728,446	$730,274

Condensed Statements of Income
(In thousands)	2021	2020	2019
Dividends received from subsidiaries	$81,408	$60,818	$72,827
Other income	279	52	240
Total Operating Income	$81,687	$60,870	$73,067
Interest expense	2,232	1,241	1,450
Other expenses	9,039	9,184	8,409
Total Operating Expenses	$11,271	$10,425	$9,859
Income Before Taxes and Equity in Undistributed
Earnings of Subsidiaries	70,416	50,445	63,208
Income tax benefit	2,068	2,160	2,085
Equity in undistributed earnings of subsidiaries	16,780	24,983	16,425
Net Income	$89,264	$77,588	$81,718

Condensed Statements of Cash Flows
(In thousands)	2021	2020	2019
Operating activities
Net income	$89,264	$77,588	$81,718
Adjustments to reconcile net income to net cash provided by operating activities
Equity in undistributed earnings of subsidiaries	(16,780)	(24,983)	(16,425)
Other, net	4,126	(1,541)	3,209
Net Cash Provided by Operating Activities	76,610	51,064	68,502
Investing activities
Other, net	(76)	(100)	3,265
Net Cash (Used in) Provided by Investing Activities	(76)	(100)	3,265
Financing activities
Borrowings, net	0	(4,000)	0
Cash dividends	(32,415)	(31,359)	(30,637)
Repurchase of common shares	(23,773)	(9,414)	(29,867)
Redemption of trust preferred debentures	(15,150)	(4,124)	0
Net proceeds from restricted stock awards	(2,292)	(1,682)	(1,875)
Shares issued for dividend reinvestment plan	2	1,825	0
Shares issued for employee stock ownership plan	0	0	0
Net proceeds from exercise of stock options	(803)	(253)	(992)
Net Cash Used in Financing Activities	(74,431)	(49,007)	(63,371)
Net increase in cash	2,103	1,957	8,396
Cash at beginning of year	16,588	14,631	6,235
Cash at End of Year	$18,691	$16,588	$14,631

A Statement of Changes in Shareholders’ Equity has not been presented since it is the same as the Consolidated Statement of Changes in Shareholders’ Equity previously presented for the consolidated Company.

Note 22 Segment and Related Information

The Company manages its operations through three reportable business segments in accordance with the standards set forth in FASB ASC 280, “Segment Reporting”: (i) banking and financial services (“Banking”), (ii) insurance services (“Tompkins Insurance”) and (iii) wealth management (“Tompkins Financial Advisors”). The Company’s insurance services and wealth management services are managed separately from the Banking segment.

Banking
The banking segment is primarily comprised of the Company's four banking subsidiaries: Tompkins Trust Company, a commercial bank with 13 banking offices operated in Ithaca, NY and surrounding communities; The Bank of Castile (DBA Tompkins Bank of Castile), a commercial bank with 16 banking offices located in the Genesee Valley region of New York State as well as Monroe County; Mahopac Bank (DBA Tompkins Mahopac Bank), a commercial bank with 14 full-service banking offices located in the counties north of New York City; and VIST Bank (DBA Tompkins VIST Bank), a banking organization with 20 banking offices headquartered and operating in Southeastern Pennsylvania.

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

Insurance
The Company provides property and casualty insurance services and employee benefits consulting through Tompkins Insurance, a wholly-owned subsidiary of the Company, headquartered in Batavia, New York. Tompkins Insurance is an independent insurance agency, representing many major insurance carriers. Tompkins Insurance provides employee benefit consulting to employers in Western and Central New York and Southeastern Pennsylvania, assisting them with their medical, group life insurance and group disability insurance. Through the 2012 acquisition of VIST Financial, Tompkins Insurance expanded its operations with the addition of VIST Insurance, a full service agency offering a similar array of insurance products as Tompkins Insurance in southeastern Pennsylvania. Tompkins Insurance offers services to customers of the Company’s banking subsidiaries by sharing offices with The Bank of Castile, Tompkins Trust Company and VIST Bank. In addition to these shared offices, Tompkins Insurance has five stand-alone offices in Western New York.

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

As of and for the year ended December 31, 2021
(In thousands)	Banking	Insurance	Wealth Management	Intercompany	Consolidated
Interest income	$241,322	$11	$0	$(15)	$241,318
Interest expense	17,541	0	0	(15)	17,526
Net interest income	223,781	11	0	0	223,792
Credit for credit loss expense	(2,219)	0	0	0	(2,219)
Noninterest income	25,944	35,430	19,727	(2,252)	78,849
Noninterest expense	152,624	26,857	13,058	(2,252)	190,287
Income before income tax expense	99,320	8,584	6,669	0	114,573
Income tax expense	21,257	2,326	1,599	0	25,182
Net Income attributable to noncontrolling interests and Tompkins Financial Corporation	78,063	6,258	5,070	0	89,391
Less: Net income attributable to noncontrolling interests	127	0	0	0	127
Net Income attributable to Tompkins Financial Corporation	$77,936	$6,258	$5,070	$0	$89,264

Depreciation and amortization	$9,987	$208	$55	$0	$10,250
Assets	7,794,561	42,879	33,735	(51,193)	7,819,982
Goodwill	64,370	19,866	8,211	0	92,447
Other intangibles, net	1,571	2,004	68	0	3,643
Net loans and leases	5,032,624	0	0	0	5,032,624
Deposits	6,802,852	0	0	(11,417)	6,791,435
Total equity	664,800	33,171	30,970	0	728,941

As of and for the year ended December 31, 2020
(In thousands)	Banking	Insurance	Wealth Management	Intercompany	Consolidated
Interest income	$254,330	$4	$0	$(4)	$254,330
Interest expense	28,995	0	0	(4)	28,991
Net interest income	225,335	4	0	0	225,339
Provision for credit loss expense	17,213	0	0	0	17,213
Noninterest income	26,015	31,930	18,131	(2,216)	73,860
Noninterest expense	147,680	25,941	12,915	(2,216)	184,320
Income before income tax expense	86,457	5,993	5,216	0	97,666
Income tax expense	17,033	1,625	1,266	0	19,924
Net Income attributable to noncontrolling interests and Tompkins Financial Corporation	69,424	4,368	3,950	0	77,742
Less: Net income attributable to noncontrolling interests	154	0	0	0	154
Net Income attributable to Tompkins Financial Corporation	$69,270	$4,368	$3,950	$0	$77,588

Depreciation and amortization	$9,912	$229	$51	$0	$10,192
Assets	7,564,342	41,812	28,616	(12,599)	7,622,171
Goodwill	64,370	19,866	8,211	0	92,447
Other intangibles, net	2,418	2,398	89	0	4,905
Net loans and leases	5,208,658	0	0	0	5,208,658
Deposits	6,449,289	0	0	(11,537)	6,437,752
Total equity	660,334	31,455	25,900	0	717,689

As of and for the year ended December 31, 2019
(In thousands)	Banking	Insurance	Wealth Management	Intercompany	Consolidated
Interest income	$261,378	$3	$0	$(3)	$261,378
Interest expense	50,753	0	0	(3)	50,750
Net interest income	210,625	3	0	0	210,628
Provision for credit loss expense	1,366	0	0	0	1,366
Noninterest income	29,054	31,501	17,001	(2,123)	75,433
Noninterest expense	145,102	25,908	12,947	(2,123)	181,834
Income before income tax expense	93,211	5,596	4,054	0	102,861
Income tax expense	18,598	1,426	992	0	21,016
Net Income attributable to noncontrolling interests and Tompkins Financial Corporation	74,613	4,170	3,062	0	81,845
Less: Net income attributable to noncontrolling interests	127	0	0	0	127
Net Income attributable to Tompkins Financial Corporation	$74,486	$4,170	$3,062	$0	$81,718

Depreciation and amortization	9,778	225	41	0	$10,044
Assets	6,671,409	41,841	24,313	(11,940)	6,725,623
Goodwill	64,370	19,866	8,211	0	92,447
Other intangibles, net	3,215	2,860	148	0	6,223
Net loans and leases	4,877,658	0	0	0	4,877,658
Deposits	5,223,893	0	0	(10,972)	5,212,921
Total equity	608,901	32,204	21,949	0	663,054

Unaudited Quarterly Financial Data

The Company has adopted certain provisions within the amendments to Regulation S-K that eliminate tabular presentation of unaudited quarterly financial information. There have been no material retrospective changes to financial statements for any of the quarters within the fiscal years ended December 31, 2021 and December 31, 2020.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, including its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2021. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that as of the end of the period covered by this Form 10-K, the Company’s disclosure controls and procedures were effective.

Management’s Annual Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. As of December 31, 2021, management evaluated the effectiveness of the Company’s internal control over financial reporting based on the framework for effective internal control over financial reporting established in “Internal Control - Integrated Framework (2013),” issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on its evaluation under the COSO framework, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2021. The results of management’s assessment were reviewed with the Company’s Audit and Examining Committee of its Board of Directors. The independent registered public accounting firm that audited the Company’s consolidated financial statements included in this report has issued an attestation report on the Company’s internal control over financial reporting as of December 31, 2021, which is included in Part II, Item 8 of this Report.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2021, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item is incorporated herein by reference to the material under the captions “Proposal No. 1 – Election of Directors”, the discussion of the Company’s code of ethics under “Corporate Governance Matters”, and the discussion of the Audit/Examining Committee under “Matters Relating to the Board of Directors - Board of Directors: Committee Membership” all in the Company’s proxy statement relating to its 2022 annual meeting of shareholders (the “Proxy Statement”), which the Company intends to file with the Securities and Exchange Commission on or about March 29, 2022; and the material captioned “Information About Our Executive Officers” in Part I of this Report on Form 10-K.

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
Information regarding stock-based compensation awards outstanding and available for future grant as of December 31, 2021 is presented in the table below.

Equity Compensation Plan Information
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (excluding Securities in Column (a))
	(a)	(b)	(c)
Equity Compensation Plans Approved by Security Holders	85,821	$54.17	475,847 [1]
Equity Compensation Plans Not Approved by Security Holders	0	0.00	0
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

Item 14. Principal Accountant Fees and Services
The information called for by this item is incorporated herein by reference to the material under the caption “Independent Registered Public Accounting Firm” in the Proxy Statement. Our independent registered public accounting firm is KPMG LLP, Rochester, NY, Auditor Firm ID 185.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1)	The following financial statements and Reports of KPMG LLP are included in this Annual Report on Form 10-K:

Reports of KPMG LLP, Independent Registered Public Accounting Firm on Consolidated Financial Statements and Internal Control over Financial Reporting
Consolidated Statements of Condition as of December 31, 2021 and 2020
Consolidated Statements of Income for the years ended December 31, 2021, 2020, and 2019
Consolidated Statements of Comprehensive Income for the years ended December 31, 2021, 2020, and 2019
Consolidated Statements of Cash Flows for the years ended December 31, 2021, 2020, and 2019
Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2021, 2020, and 2019
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

10.30*
Second Amended and Restated Retainer Plan for Eligible Directors of Tompkins Financial Corporation and Its Wholly-owned Subsidiaries, incorporated herein by reference to Exhibit 10.30 to the Company's Annual Report on Form 10K, filed with the commission on March 1, 2021.

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

** Attached as Exhibit 101 to this report are the following formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Condition as of December 31, 2021 and December 31, 2020; (ii) Consolidated Statements of Income as of December 31, 2021; (iii) Consolidated Statements of Comprehensive Income as of December 31, 2021; (iv) Consolidated Statements of Cash Flows as of December 31, 2021; (v) Consolidated Statements of Changes in Shareholders' Equity as of December 31, 2021; and (vi Notes to Unaudited Condensed Consolidated Financial Statements.

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

Date: March 1, 2022

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

Signature	Date	Capacity	Signature	Date	Capacity
/S/Thomas R. Rochon	3/1/2022	Chairman of the Board	/S/Jennifer R. Tegan	3/1/2022	Director
Thomas R. Rochon		Director	Jennifer R. Tegan

/S/Stephen S. Romaine	3/1/2022	President and Chief Executive	/S/Patricia A. Johnson	3/1/2022	Director
Stephen S. Romaine		Officer (Principal Executive Officer)	Patricia A. Johnson
Director
			/S/Frank C. Milewski	3/1/2022	Director
/S/James W. Fulmer	3/1/2022	Vice Chairman, Director	Frank C. Milewski
James W. Fulmer
			/S/Ita M. Rahilly	3/1/2022	Director
/S/Francis M. Fetsko	3/1/2022	Executive Vice President	Ita M. Rahilly
Francis M. Fetsko		Chief Financial Officer
		(Principal Financial Officer)	/S/Michael H. Spain	3/1/2022	Director
		(Principal Accounting	Michael H. Spain
Officer)
/S/John E. Alexander	3/1/2022	Director	/S/Alfred J. Weber	3/1/2022	Director
John E. Alexander			Alfred J. Weber

/S/Paul J. Battaglia	3/1/2022	Director	/S/Craig Yunker	3/1/2022	Director
Paul J. Battaglia			Craig Yunker

/S/Daniel J. Fessenden	3/1/2022	Director
Daniel J. Fessenden

118 E. Seneca Street, P.O. Box 460, Ithaca, New York 14851
(607) 273-3210

www.tompkinsfinancial.com