Form 10-K/A
period 2021-12-31
TOMPKINS FINANCIAL CORP
filed 2022-04-13
CIK 1005817

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of Securities Act. Yes ☒ No ☐.
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

EXPLANATORY NOTE

Tompkins Financial Corporation (the “Company”) is filing this Amendment No. 1 (this “Amendment No. 1”) to the Annual Report on Form 10-K for the fiscal year ended December 31, 2021, which was originally filed on March 1, 2022 (the “Original Filing”), solely to correct the Original Filing’s cover page to reflect that the Company is a well-known seasoned issuer, as defined in Rule 405 of Securities Act, and that the Company: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

No changes are hereby made to the Company’s financial statements. Other than the changes discussed above and the filing of the currently dated Section 302 certifications and updated XBRL data under Item 15 of Part IV of this Amendment No. 1, no changes have been made to the Original Filing or the exhibits filed therewith. As such, this Amendment No. 1 should be read in conjunction with the Original Filing.

The information called for by this item is incorporated herein by reference to the material under the caption “Independent Registered Public Accounting Firm” in the Proxy Statement. Our independent registered public accounting firm is KPMG LLP, Rochester, NY, Auditor Firm ID 185.

/s/ KPMG LLP

We have served as the Company's auditor since 1995.

Rochester, New York
March 1, 2022

The information contained in this Amendment No. 1 does not reflect events occurring subsequent to the filing of the Original Filing.

PART IV

Item 15. Exhibits and Financial Statement Schedules

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

Date: April 13, 2022