Form 10-Q
period 2022-03-31
TOMPKINS FINANCIAL CORP
filed 2022-05-09
CIK 1005817

United States
Securities and Exchange Commission
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer", "accelerated filer", "smaller reporting company", and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

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

Indicate the number of shares of the Registrant's Common Stock outstanding as of the latest practicable date: 14,523,821 shares as of April 26, 2022.

TOMPKINS FINANCIAL CORPORATION

FORM 10-Q

Item 1. Financial Statements
TOMPKINS FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CONDITION

(In thousands, except share and per share data)	As of	As of
ASSETS	03/31/2022	12/31/2021
	(unaudited)	(audited)
Cash and noninterest bearing balances due from banks	$19,750	$23,078
Interest bearing balances due from banks	155,325	40,029
Cash and Cash Equivalents	175,075	63,107

Available-for-sale debt securities, at fair value (amortized cost of $2,106,906 at March 31, 2022 and $2,063,790 at December 31, 2021)	1,981,148	2,044,513
Held-to-maturity securities, at amortized cost (fair value of $280,917 at March 31, 2022 and $282,288 at December 31, 2021)	303,524	284,009
Equity securities, at fair value (amortized cost $855 at March 31, 2022 and $902 at December 31, 2021)	855	902
Total loans and leases, net of unearned income and deferred costs and fees	5,063,451	5,075,467
Less: Allowance for credit losses	42,126	42,843
Net Loans and Leases	5,021,325	5,032,624

Federal Home Loan Bank and other stock	7,115	10,996
Bank premises and equipment, net	83,502	85,416
Corporate owned life insurance	86,922	86,495
Goodwill	92,447	92,447
Other intangible assets, net	3,382	3,643
Accrued interest and other assets	135,816	115,830
Total Assets	$7,891,111	$7,819,982
LIABILITIES
Deposits:
Interest bearing:
Checking, savings and money market	4,263,413	4,016,025
Time	615,936	639,674
Noninterest bearing	2,137,390	2,135,736
Total Deposits	7,016,739	6,791,435

Federal funds purchased and securities sold under agreements to repurchase	57,115	66,787
Other borrowings	60,000	124,000
Other liabilities	99,765	108,819
Total Liabilities	$7,233,619	$7,091,041
EQUITY
Tompkins Financial Corporation shareholders' equity:
Common Stock - par value $0.10 per share: Authorized 25,000,000 shares; Issued: 14,597,360 at March 31, 2022; and 14,696,911 at December 31, 2021	1,460	1,470
Additional paid-in capital	305,880	312,538
Retained earnings	490,200	475,262
Accumulated other comprehensive loss	(135,849)	(55,950)
Treasury stock, at cost – 120,342 shares at March 31, 2022, and 124,709 shares at December 31, 2021	(5,642)	(5,791)
Total Tompkins Financial Corporation Shareholders’ Equity	656,049	727,529
Noncontrolling interests	1,443	1,412
Total Equity	$657,492	$728,941
Total Liabilities and Equity	$7,891,111	$7,819,982
See notes to unaudited consolidated financial statements.

TOMPKINS FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended
(In thousands, except per share data) (Unaudited)	03/31/2022	03/31/2021
INTEREST AND DIVIDEND INCOME
Loans	$51,131	$54,206
Due from banks	41	85
Available-for-sale debt securities	6,770	5,250
Held-to-maturity securities	1,129	0
Federal Home Loan Bank and other stock	105	213
Total Interest and Dividend Income	59,176	59,754
INTEREST EXPENSE
Time certificates of deposits of $250,000 or more	426	639
Other deposits	1,620	2,511
Federal funds purchased and securities sold under agreements to repurchase	16	16
Trust preferred debentures	0	175
Other borrowings	500	1,376
Total Interest Expense	2,562	4,717
Net Interest Income	56,614	55,037
Less: Credit for credit loss expense	(520)	(1,830)
Net Interest Income After Credit for Credit Loss Expense	57,134	56,867
NONINTEREST INCOME
Insurance commissions and fees	9,317	9,166
Investment services income	4,917	4,673
Service charges on deposit accounts	1,779	1,470
Card services income	2,543	2,383
Other income	1,476	1,974
Net (loss) gain on securities transactions	(47)	317
Total Noninterest Income	19,985	19,983
NONINTEREST EXPENSE
Salaries and wages	23,272	22,660
Other employee benefits	5,797	5,484
Net occupancy expense of premises	3,541	3,462
Furniture and fixture expense	1,991	1,950
Amortization of intangible assets	218	330
Other operating expense	12,020	10,625
Total Noninterest Expenses	46,839	44,511
Income Before Income Tax Expense	30,280	32,339
Income Tax Expense	6,976	6,680
Net Income Attributable to Noncontrolling Interests and Tompkins Financial Corporation	23,304	25,659
Less: Net Income Attributable to Noncontrolling Interests	31	33
Net Income Attributable to Tompkins Financial Corporation	$23,273	$25,626
Basic Earnings Per Share	$1.61	$1.73
Diluted Earnings Per Share	$1.60	$1.72

See notes to unaudited consolidated financial statements.

TOMPKINS FINANCIAL CORPORATION
 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended
(In thousands) (Unaudited)	03/31/2022	03/31/2021
Net income attributable to noncontrolling interests and Tompkins Financial Corporation	$23,304	$25,659
Other comprehensive (loss) income, net of tax:

Available-for-sale debt securities:
Change in net unrealized gain/(loss) during the period	(80,405)	(25,246)
Reclassification adjustment for net realized gain on sale of available-for-sale debt securities included in net income	0	(249)

Employee benefit plans:
Amortization of net retirement plan actuarial loss	464	577
Amortization of net retirement plan prior service cost	42	42

Other comprehensive loss	(79,899)	(24,876)

Subtotal comprehensive (loss) income attributable to noncontrolling interests and Tompkins Financial Corporation	(56,595)	783
Less: Net income attributable to noncontrolling interests	(31)	(33)
Total comprehensive (loss) income attributable to Tompkins Financial Corporation	$(56,626)	$750

See notes to unaudited consolidated financial statements.

TOMPKINS FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
(In thousands) (Unaudited)	03/31/2022	03/31/2021
OPERATING ACTIVITIES
Net income attributable to Tompkins Financial Corporation	$23,273	$25,626
Adjustments to reconcile net income to net cash provided by operating activities:
Credit for credit loss expense	(520)	(1,830)
Depreciation and amortization of premises, equipment, and software	2,650	2,506
Amortization of intangible assets	218	330
Earnings from corporate owned life insurance	(423)	(541)
Net amortization on securities	1,819	3,481
Amortization/accretion related to purchase accounting	(191)	(299)
Net loss (gain) on securities transactions	47	(317)
Net gain on sale of loans originated for sale	(4)	(429)
Proceeds from sale of loans originated for sale	139	10,897
Loans originated for sale	(685)	(6,425)
Net gain on sale of bank premises and equipment	(17)	0
Net excess tax benefit from stock based compensation	21	85
Stock-based compensation expense	945	1,175
Decrease in accrued interest receivable	1,047	559
Decrease in accrued interest payable	(106)	(121)
Other, net	(4,295)	(4,441)
Net Cash Provided by Operating Activities	23,918	30,256
INVESTING ACTIVITIES
Proceeds from maturities, calls and principal paydowns of available-for-sale debt securities	79,753	36,723
Proceeds from sales of available-for-sale debt securities	0	132,203
Purchases of available-for-sale debt securities	(124,668)	(513,468)
Purchases of held-to-maturity securities	(19,534)	0
Net decrease (increase) in loans	12,662	(36,139)
Proceeds from sale/redemptions of Federal Home Loan Bank stock	12,751	0
Purchases of Federal Home Loan Bank and other stock	(8,870)	0
Proceeds from sale of bank premises and equipment	42	31
Purchases of bank premises, equipment and software	(27)	(811)
Redemption of corporate owned life insurance	0	168
Other, net	0	124
Net Cash Used in Investing Activities	(47,891)	(381,169)
FINANCING ACTIVITIES
Net increase in demand, money market, and savings deposits	249,042	505,231
Net (decrease) increase in time deposits	(23,630)	3,703
Net decrease in Federal funds purchased and securities sold under agreements to repurchase	(9,672)	(18,349)
Repayment of other borrowings	(64,000)	0
Cash dividends	(8,335)	(8,049)
Repurchase of common stock	(10,370)	(1,508)
Shares issued for employee stock ownership plan	2,951	0
Net shares issued related to restricted stock awards	(3)	0
Net proceeds from exercise of stock options	(42)	(152)
Net Cash Provided by Financing Activities	135,941	480,876
Net Increase in Cash and Cash Equivalents	111,968	129,963
Cash and cash equivalents at beginning of period	63,107	388,462
Total Cash and Cash Equivalents at End of Period	$175,075	$518,425

See notes to unaudited consolidated financial statements.

TOMPKINS FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
(In thousands) (Unaudited)	03/31/2022	03/31/2021
Supplemental Information:
Cash paid during the year for - Interest	$2,775	$4,984
Cash paid during the year for - Taxes	1,396	933
Transfer of loans to other real estate owned	49	0
Initial recognition of operating lease right-of-use assets	0	0
Initial recognition of operating lease liabilities	0	0
Right-of-use assets obtained in exchange for new lease liabilities	552	21

See notes to unaudited consolidated financial statements.

TOMPKINS FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(In thousands except share and per share data)(Unaudited)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Non- controlling Interests	Total
Balances at January 1, 2021	$1,496	$333,976	$418,413	$(32,074)	$(5,534)	$1,412	$717,689
Net income attributable to noncontrolling interests and Tompkins Financial Corporation			25,626			33	25,659
Other comprehensive loss				(24,876)			(24,876)
Total Comprehensive Income							783
Cash dividends ($0.54 per share)			(8,049)				(8,049)
Net exercise of stock options (2,733 shares)		(152)					(152)
Common stock repurchased and returned to unissued status (21,531 shares)	(2)	(1,506)					(1,508)
Stock-based compensation expense		1,175					1,175
Directors deferred compensation plan (6,395 shares)		(246)			246		0
Restricted stock activity (2,896 shares)		0					0
Partial repurchase of noncontrolling interest						(2)	(2)
Balances at March 31, 2021	$1,494	$333,247	$435,990	$(56,950)	$(5,288)	$1,443	$709,936

Balances at January 1, 2022	$1,470	$312,538	$475,262	$(55,950)	$(5,791)	$1,412	$728,941
Net income attributable to noncontrolling interests and Tompkins Financial Corporation			23,273			31	23,304
Other comprehensive loss				(79,899)			(79,899)
Total Comprehensive Loss							(56,595)
Cash dividends ($0.57 per share)			(8,335)				(8,335)
Net exercise of stock options (630 shares)		(42)					(42)
Common stock repurchased and returned to unissued status (130,168 shares)	(13)	(10,357)					(10,370)
Stock-based compensation expense		945					945
Shares issued for employee stock ownership plan (37,454 shares)	4	2,947					2,951
Directors deferred compensation plan (4,367 shares)		(149)			149		0
Restricted stock activity (7,467 shares)	(1)	(2)					(3)
Balances at March 31, 2022	$1,460	$305,880	$490,200	$(135,849)	$(5,642)	$1,443	$657,492

See notes to unaudited consolidated financial statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. Business

Tompkins Financial Corporation ("Tompkins" or the "Company") is headquartered in Ithaca, New York and is registered as a Financial Holding Company with the Federal Reserve Board under the Bank Holding Company Act of 1956, as amended. The Company is a locally oriented, community-based financial services organization that offers a full array of products and services, including commercial and consumer banking, leasing, trust and investment management, financial planning and wealth management, and insurance services. Effective January 1, 2022, the Company's four wholly-owned banking subsidiaries were combined into one bank, with the Bank of of Castile, Mahopac Bank, and VIST Bank merging with and into Tompkins Trust Company (the "Trust Company") with the Trust Company as the surviving institution. Immediately following the merger, the Trust Company changed its name to Tompkins Community Bank. At March 31, 2022, the Company had one wholly-owned banking subsidiary, Tompkins Community Bank. The Company also has a wholly-owned insurance agency subsidiary, Tompkins Insurance Agencies, Inc. ("Tompkins Insurance"). Tompkins Community Bank provides a full array of trust and wealth management services under the Tompkins Financial Advisors brand, including investment management, trust and estate, financial and tax planning as well as life, disability and long-term care insurance services. The Company’s principal offices are located at 118 E. Seneca Street, Ithaca, New York, 14850, and its telephone number is (888) 503-5753. The Company’s common stock is traded on the NYSE American under the symbol "TMP."

As a registered financial holding company, the Company is regulated under the Bank Holding Company Act of 1956 ("BHC Act"), as amended and is subject to examination and comprehensive regulation by the Federal Reserve Board ("FRB"). The Company is also subject to the jurisdiction of the Securities and Exchange Commission ("SEC") and is subject to disclosure and regulatory requirements under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended. The Company is subject to the rules of the NYSE American for listed companies.

Tompkins Community Bank is subject to examination and comprehensive regulation by various regulatory authorities, including the Federal Deposit Insurance Corporation ("FDIC"), and the New York State Department of Financial Services ("NYSDFS"). Each of these agencies issues regulations and requires the filing of reports describing the activities and financial condition of the entities under its jurisdiction. Likewise, such agencies conduct examinations on a recurring basis to evaluate the safety and soundness of the institutions, and to test compliance with various regulatory requirements, including: consumer protection, privacy, fair lending, the Community Reinvestment Act, the Bank Secrecy Act, sales of non-deposit investments, electronic data processing, and trust department activities. These agencies also examine and regulate the trust business of Tompkins Community Bank.

Tompkins Insurance is subject to examination and regulation by the NYSDFS and the Pennsylvania Insurance Department.

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

In management’s opinion, the unaudited consolidated financial statements reflect all adjustments of a normal recurring nature. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year ended December 31, 2022. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

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

3. Securities

Available-for-Sale Debt Securities
The following table summarizes available-for-sale debt securities held by the Company at March 31, 2022:

	Available-for-Sale Debt Securities
March 31, 2022	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(In thousands)
U.S. Treasuries	$190,997	$0	$12,094	$178,903
Obligations of U.S. Government sponsored entities	852,733	898	51,524	802,107
Obligations of U.S. states and political subdivisions	100,287	152	4,778	95,661
Mortgage-backed securities – residential, issued by
U.S. Government agencies	68,435	157	2,315	66,277
U.S. Government sponsored entities	891,954	83	56,264	835,773
U.S. corporate debt securities	2,500	0	73	2,427
Total available-for-sale debt securities	$2,106,906	$1,290	$127,048	$1,981,148

 The following table summarizes available-for-sale debt securities held by the Company at December 31, 2021:

	Available-for-Sale Debt Securities
December 31, 2021	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(In thousands)
U.S. Treasuries	$160,291	$85	$2,542	$157,834
Obligations of U.S. Government sponsored entities	843,218	4,527	15,372	832,373
Obligations of U.S. states and political subdivisions	102,177	2,092	100	104,169
Mortgage-backed securities – residential, issued by
U.S. Government agencies	76,502	1,187	532	77,157
U.S. Government sponsored entities	879,102	5,735	14,281	870,556
U.S. corporate debt securities	2,500	0	76	2,424
Total available-for-sale debt securities	$2,063,790	$13,626	$32,903	$2,044,513

Held-to-Maturity Debt Securities
The following table summarizes held-to-maturity debt securities held by the Company at March 31, 2022:

	Held-to-Maturity Securities
March 31, 2022	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(In thousands)
U.S. Treasuries	$86,635	$0	$6,002	$80,633
Obligations of U.S. Government sponsored entities	216,889	0	16,605	200,284
Total held-to-maturity debt securities	$303,524	$0	$22,607	$280,917

The following table summarizes held-to-maturity debt securities held by the Company at December 31, 2021:

	Held-to-Maturity Securities
December 31, 2021	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(In thousands)
U.S. Treasuries	$86,689	$279	$600	$86,368
Obligations of U.S. Government sponsored entities	$197,320	$389	$1,789	$195,920
Total held-to-maturity debt securities	$284,009	$668	$2,389	$282,288

The Company may from time to time sell debt securities from its available-for-sale portfolio. There were no sales of available-for-sale debt securities for the three months ended March 31, 2022. Realized gains on sales of available-for-sale debt securities were $329,000 for the three months ended March 31, 2021 and we recorded $0 in realized gains (losses), for the same period during 2021. The sales of available-for-sale investment securities were the result of general investment portfolio and interest rate risk management. The Company's available-for-sale portfolio includes callable securities that may be called prior to maturity. Realized gains on called available-for-sale debt securities were $0 for the three months ended March 31, 2022 and $0 for the same period during 2021. The Company also recognized losses on equity securities of $47,000 for the three months ended March 31, 2022 and losses of $12,000 for the same period during 2021, reflecting the change in fair value.

The following table summarizes available-for-sale debt securities that had unrealized losses at March 31, 2022:

	Less than 12 Months		12 Months or Longer		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasuries	$174,290	$11,756	$4,613	$338	$178,903	$12,094
Obligations of U.S. Government sponsored entities	269,829	18,755	394,741	32,769	664,570	51,524
Obligations of U.S. states and political subdivisions	65,155	4,291	3,378	487	68,533	4,778
Mortgage-backed securities – residential, issued by
U.S. Government agencies	30,557	996	17,796	1,319	48,353	2,315
U.S. Government sponsored entities	542,511	25,160	275,733	31,104	818,244	56,264
U.S. corporate debt securities	0	0	2,427	73	2,427	73
Total available-for-sale debt securities	$1,082,342	$60,958	$698,688	$66,090	$1,781,030	$127,048

The following table summarizes available-for-sale debt securities that had unrealized losses at December 31, 2021:

	Less than 12 Months		12 Months or Longer		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasuries	$147,810	$2,542	$0	$0	$147,810	$2,542
Obligations of U.S. Government sponsored entities	362,895	6,694	289,210	8,678	652,105	15,372
Obligations of U.S. states and political subdivisions	9,700	85	1,283	15	10,983	100
Mortgage-backed securities – residential, issued by
U.S. Government agencies	22,074	160	16,846	372	38,920	532
U.S. Government sponsored entities	553,351	11,440	84,537	2,841	637,888	14,281
U.S. corporate debt securities	0	0	2,424	76	2,424	76
Total available-for-sale debt securities	$1,095,830	$20,921	$394,300	$11,982	$1,490,130	$32,903

The following table summarizes held-to-maturity debt securities that had unrealized losses at March 31, 2022:

	Less than 12 Months		12 Months or Longer		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasuries	$80,633	$6,002	$0	$0	$80,633	$6,002
Obligations of U.S. Government sponsored entities	$200,284	$16,605	$0	$0	$200,284	$16,605
Total held-to-maturity debt securities	$280,917	$22,607	$0	$0	$280,917	$22,607

The following table summarizes held-to-maturity debt securities that had unrealized losses at December 31, 2021:

	Less than 12 Months		12 Months or Longer		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasuries	$35,280	$600	$0	$0	$35,280	$600
Obligations of U.S. Government sponsored entities	$84,592	$1,789	$0	$0	$84,592	$1,789
Total held-to-maturity debt securities	$119,872	$2,389	$0	$0	$119,872	$2,389

The Company evaluates available-for-sale debt securities for expected credit losses ("ECL") in unrealized loss positions at each measurement date to determine whether the decline in the fair value below the amortized cost basis (impairment) is due to credit-related factors or noncredit-related factors.

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

For available-for-sale debt securities in an unrealized loss position, the Company evaluates the securities to determine whether the decline in the fair value below the amortized cost basis (technical impairment) is the result of changes in interest rates or reflects a fundamental change in the credit worthiness of the underlying issuer. Any impairment that is not credit related is recognized in other comprehensive income (loss), net of applicable taxes. Credit-related impairment is recognized as an allowance for credit losses ("ACL") on the Statement of Condition, limited to the amount by which the amortized cost basis exceeds the fair value, with a corresponding adjustment to earnings. Both the ACL and the adjustment to net income may be reversed if conditions change.

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

Management measures expected credit losses on held-to-maturity debt securities on a collective basis by major security type with each type sharing similar risk characteristics and considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts. Management has made the accounting policy election to exclude accrued interest receivable on held-to-maturity debt securities from the estimate of credit losses. As of March 31, 2022, the held-to- maturity portfolio consisted of U.S. Treasury securities and securities issued by U.S. government-sponsored enterprises, including The Federal National Mortgage Agency and the Federal Farm Credit Banks Funding Corporation. U.S. Treasury securities are backed by the full faith and credit of and/or guaranteed by the U.S. government, and it is expected that the securities will not be settled at prices less than the amortized cost bases of the securities. Securities issued by U.S. government agencies or U.S. government-sponsored enterprises carry the explicit and/or implicit guarantee of the U.S. government, are widely recognized as "risk-free," and have a long history of zero credit loss. As such, the Company did not record an allowance for credit losses for these securities as of March 31, 2022.

The Company did not recognize any net credit impairment charge to earnings on investment securities in the first quarter of 2022.

The amortized cost and estimated fair value of debt securities by contractual maturity are shown in the following table. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Mortgage-backed securities are shown separately since they are not due at a single maturity date.

March 31, 2022
(In thousands)	Amortized Cost	Fair Value
Available-for-sale debt securities:
Due in one year or less	$58,553	$58,888
Due after one year through five years	525,430	501,283
Due after five years through ten years	508,112	470,234
Due after ten years	54,422	48,693
Total	1,146,517	1,079,098
Mortgage-backed securities	960,389	902,050
Total available-for-sale debt securities	$2,106,906	$1,981,148

December 31, 2021
(In thousands)	Amortized Cost	Fair Value
Available-for-sale debt securities:
Due in one year or less	$77,159	$77,892
Due after one year through five years	474,537	471,776
Due after five years through ten years	501,748	492,573
Due after ten years	54,742	54,559
Total	1,108,186	1,096,800
Mortgage-backed securities	955,604	947,713
Total available-for-sale debt securities	$2,063,790	$2,044,513

March 31, 2022
(In thousands)	Amortized Cost	Fair Value
Held-to-maturity debt securities:
Due after five years through ten years	$303,524	$280,917
Total held-to-maturity debt securities	$303,524	$280,917

December 31, 2021
(In thousands)	Amortized Cost	Fair Value
Held-to-maturity debt securities:
Due after five years through ten years	$284,009	$282,288
Total held-to-maturity debt securities	$284,009	$282,288

The Company also holds non-marketable Federal Home Loan Bank New York ("FHLBNY") stock and non-marketable Atlantic Community Bankers Bank ("ACBB") stock, all of which are required to be held for regulatory purposes and for borrowing availability. The required investment in FHLB stock is tied to the Company’s borrowing levels with the FHLB. Holdings of FHLBNY stock and ACBB stock totaled $7.0 million and $95,000, respectively, at March 31, 2022. These securities are carried at par, which is also cost. The FHLBNY continues to pay dividends and repurchase stock. Quarterly, we evaluate our investment in the FHLB for impairment. We evaluate recent and long-term operating performance, liquidity, funding and capital positions, stock repurchase history, dividend history and impact of legislative and regulatory changes. Based on our most recent evaluation, as of March 31, 2022, we determined that no impairment write-downs were required.

4. Loans and Leases
Loans and Leases at March 31, 2022 and December 31, 2021 were as follows:

(In thousands)	03/31/2022	12/31/2021
Commercial and industrial
Agriculture	$81,269	$99,172
Commercial and industrial other	708,626	699,121
PPP loans*	24,095	71,260
Subtotal commercial and industrial	813,990	869,553
Commercial real estate
Construction	185,503	178,582
Agriculture	199,652	195,973
Commercial real estate other	2,292,099	2,278,599
Subtotal commercial real estate	2,677,254	2,653,154
Residential real estate
Home equity	179,798	182,671
Mortgages	1,312,913	1,290,911
Subtotal residential real estate	1,492,711	1,473,582
Consumer and other
Indirect	3,857	4,655
Consumer and other	66,601	67,396
Subtotal consumer and other	70,458	72,051
Leases	13,881	13,948
Total loans and leases	5,068,294	5,082,288
Less: unearned income and deferred costs and fees	(4,843)	(6,821)
Total loans and leases, net of unearned income and deferred costs and fees	$5,063,451	$5,075,467
*SBA Paycheck Protection Program ("PPP")

The Company has adopted comprehensive lending policies, underwriting standards and loan review procedures. Management reviews these policies and procedures on a regular basis. The Company discussed its lending policies and underwriting guidelines for its various lending portfolios in Note 3 – "Loans and Leases" in the Notes to Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. There have been no significant changes in these policies and guidelines since the date of that report. The Company’s Board of Directors approves the lending policies at least annually. The Company recognizes that exceptions to policy guidelines may occasionally occur and has established procedures for approving exceptions to these policy guidelines. Management has also implemented reporting systems to monitor loan origination, loan quality, concentrations of credit, loan delinquencies and nonperforming loans and potential problem loans.

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

The below tables are an age analysis of past due loans, segregated by class of loans as of March 31, 2022 and December 31, 2021:

March 31, 2022
(In thousands)	30-59 Days	60-89 Days	90 Days or More	Total Past Due	Current Loans	Total Loans
Loans and Leases
Commercial and industrial
Agriculture	$0	$0	$0	$0	$81,269	$81,269
Commercial and industrial other	6	4	370	380	708,246	708,626
PPP loans	24	0	0	24	24,095	24,095
Subtotal commercial and industrial	30	4	370	404	813,610	813,990
Commercial real estate
Construction	0	0	318	318	185,185	185,503
Agriculture	118	0	0	118	199,534	199,652
Commercial real estate other	284	0	6,606	6,890	2,285,209	2,292,099
Subtotal commercial real estate	402	0	6,924	7,326	2,669,928	2,677,254
Residential real estate
Home equity	134	129	1,150	1,413	178,385	179,798
Mortgages	540	346	4,151	5,037	1,307,876	1,312,913
Subtotal residential real estate	674	475	5,301	6,450	1,486,261	1,492,711
Consumer and other
Indirect	30	0	116	146	3,711	3,857
Consumer and other	104	16	268	388	66,213	66,601
Subtotal consumer and other	134	16	384	534	69,924	70,458
Leases	0	0	0	0	13,881	13,881
Total loans and leases	1,240	495	12,979	14,714	5,053,604	5,068,294
Less: unearned income and deferred costs and fees	0	0	0	0	(4,843)	(4,843)
Total loans and leases, net of unearned income and deferred costs and fees	$1,240	$495	$12,979	$14,714	$5,048,761	$5,063,451

December 31, 2021
(In thousands)	30-59 Days	60-89 Days	90 Days or More	Total Past Due	Current Loans	Total Loans
Loans and Leases
Commercial and industrial
Agriculture	$0	$0	$0	$0	$99,172	$99,172
Commercial and industrial other	506	6	88	600	698,521	699,121
PPP loans	0	0	0	0	71,260	71,260
Subtotal commercial and industrial	506	6	88	600	868,953	869,553
Commercial real estate
Construction	0	0	0	0	178,582	178,582
Agriculture	121	0	0	121	195,852	195,973
Commercial real estate other	150	257	3,305	3,712	2,274,887	2,278,599
Subtotal commercial real estate	271	257	3,305	3,833	2,649,321	2,653,154
Residential real estate
Home equity	441	417	798	1,656	181,015	182,671
Mortgages	7	839	3,917	4,763	1,286,148	1,290,911
Subtotal residential real estate	448	1,256	4,715	6,419	1,467,163	1,473,582
Consumer and other
Indirect	77	86	2	165	4,490	4,655
Consumer and other	120	45	45	210	67,186	67,396
Subtotal consumer and other	197	131	47	375	71,676	72,051
Leases	0	0	0	0	13,948	13,948
Total loans and leases	1,422	1,650	8,155	11,227	5,071,061	5,082,288
Less: unearned income and deferred costs and fees	0	0	0	0	(6,821)	(6,821)
Total loans and leases, net of unearned income and deferred costs and fees	$1,422	$1,650	$8,155	$11,227	$5,064,240	$5,075,467

The following tables present the amortized cost basis of loans on nonaccrual status and the amortized cost basis of loans on nonaccrual status for which there was no related allowance for credit losses. The below tables are an age analysis of nonaccrual loans segregated by class of loans, as of March 31, 2022 and December 31, 2021:

March 31, 2022
(In thousands)	Nonaccrual Loans and Leases with no ACL	Nonaccrual Loans and Leases	Loans and Leases Past Due Over 89 Days and Accruing
Loans and Leases
Commercial and industrial
Commercial and industrial other	$454	$806	$0
Subtotal commercial and industrial	454	806	0
Commercial real estate
Construction	658	318	0
Commercial real estate other	11,846	13,305	0
Subtotal commercial real estate	12,504	13,623	0
Residential real estate
Home equity	574	2,215	0
Mortgages	1,256	7,985	0
Subtotal residential real estate	1,830	10,200	0
Consumer and other
Indirect	0	255	0
Consumer and other	0	316	0
Subtotal consumer and other	0	571	0
Total loans and leases	$14,788	$25,200	$0

December 31, 2021
(In thousands)	Nonaccrual Loans and Leases with no ACL	Nonaccrual Loans and Leases	Loans and Leases Past Due Over 89 Days and Accruing
Loans and Leases
Commercial and industrial
Commercial and industrial other	$502	$533	$0
Subtotal commercial and industrial	502	533	0
Commercial real estate
Construction	671	671	0
Agriculture	348	456	0
Commercial real estate other	12,483	12,766	0
Subtotal commercial real estate	13,502	13,893	0
Residential real estate
Home equity	380	2,459	0
Mortgages	716	8,719	0
Subtotal residential real estate	1,096	11,178	0
Consumer and other
Indirect	1	246	0
Consumer and other	0	183	0
Subtotal consumer and other	1	429	0
Total loans and leases	$15,101	$26,033	$0

The Company recognized $0 of interest income on nonaccrual loans during the three months ended March 31, 2022.

5. Allowance for Credit Losses

Management reviews the appropriateness of the allowance for credit losses ("allowance" or "ACL") on a regular basis. Management considers the accounting policy relating to the allowance to be a critical accounting policy, given the inherent uncertainty in evaluating the levels of the allowance required to cover credit losses in the portfolio and the material effect that assumptions could have on the Company’s results of operations. The Company has developed a methodology to measure the amount of estimated credit loss exposure inherent in the loan portfolio to assure that an appropriate allowance is maintained. The Company’s methodology is based upon guidance provided in SEC Staff Accounting Bulletin No. 119, Measurement of Credit Losses on Financial Instruments ("CECL"), and Financial Instruments - Credit Losses and ASC Topic 326, Financial Instruments - Credit Losses.

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

Since the methodology is based upon historical experience and trends, current conditions, and reasonable and supportable forecasts, as well as management’s judgment, factors may arise that result in different estimates. While management’s evaluation of the allowance as of March 31, 2022, considers the allowance to be appropriate, under different conditions or assumptions, the Company would need to increase or decrease the allowance. In addition, various federal and State regulatory agencies, as part of their examination process, review the Company's allowance and may require the Company to recognize additions to the allowance based on their judgements and information available to them at the time of their examinations.

Loan Commitments and Allowance for Credit Losses on Off-Balance Sheet Credit Exposures

Financial instruments include off-balance sheet credit instruments, such as commitments to make loans, and commercial letters of credit. The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for off-balance sheet loan commitments is represented by the contractual amount of those instruments. Such financial instruments are recorded when they are funded. The Company records an allowance for credit losses on off-balance sheet credit exposures, unless the commitments to extend credit are unconditionally cancelable, through a charge to credit loss expense for off-balance sheet credit exposures included in provision for credit loss expense in the Company's consolidated statements of income.

The following table details activity in the allowance for credit losses on loans and leases for the three months ended March 31, 2022 and 2021. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

Three Months Ended March 31, 2022
(In thousands)	Commercial & Industrial	Commercial Real Estate	Residential Real Estate	Consumer and Other	Finance Leases	Total
Allowance for credit losses:
Beginning balance	$6,335	$24,813	$10,139	$1,492	$64	$42,843
Charge-offs	(23)	(27)	0	(196)	0	(246)
Recoveries	20	42	109	92	0	263
(Credit) provision for credit loss expense	695	(1,846)	199	200	18	(734)
Ending Balance	$7,027	$22,982	$10,447	$1,588	$82	$42,126

Three Months Ended March 31, 2021
(In thousands)	Commercial & Industrial	Commercial Real Estate	Residential Real Estate	Consumer and Other	Finance Leases	Total
Allowance for credit losses:
Beginning balance	$9,239	$30,546	$10,257	$1,562	$65	51,669
Charge-offs	(116)	0	0	(91)	0	(207)
Recoveries	97	213	34	43	0	387
(Credit) provision for credit loss expense	(1,470)	(292)	(821)	69	4	(2,510)
Ending Balance	$7,750	$30,467	$9,470	$1,583	$69	$49,339

The following table details activity in the Liabilities for off-balance sheet credit exposures for the three months ended March 31, 2022 and 2021:

(In thousands)	2022	2021
Liabilities for off-balance sheet credit exposures at beginning of period	$2,507	$1,920
Provision for credit loss expense related to off-balance sheet credit exposures	214	680
Liabilities for off-balance sheet credit exposures at end of period	$2,721	$2,600

The following table presents the amortized cost basis of collateral dependent loans, which are individually evaluated to determine expected credit losses, and the related allowance for credit losses allocated to these loans:

March 31, 2022
(In thousands)	Real Estate	Business Assets	Other	Total	ACL Allocation
Commercial and Industrial	$374	$425	$668	$1,467	$24
Commercial Real Estate	12,130	0	0	12,130	40
Commercial Real Estate - Agriculture	1,544	0	0	1,544	0
Total	$14,048	$425	$668	$15,141	$64

December 31, 2021
(In thousands)	Real Estate	Business Assets	Other	Total	ACL Allocation
Commercial and Industrial	$142	$395	$328	$865	$26
Commercial Real Estate	13,334	0	1,931	15,265	40
Commercial Real Estate - Agriculture	0	0	0	0	0
Residential Real Estate	32	0	0	32	1
Total	$13,508	$395	$2,259	$16,162	$67

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

There were no new TDRs in the first quarter of 2022 or 2021.

In 2020, the Company implemented a loan payment deferral program to assist both consumer and business borrowers that were experiencing financial hardship due to COVID-19. The Company's program allowed for deferral of payments of principal and interest. The Coronavirus Aid, Relief and Economic Security Act ("CARES Act") and interagency guidance issued by Federal banking regulators provided guidance and clarification related to modifications and deferral programs to assist borrowers who were negatively impacted by the COVID-19 national emergency. The guidance and clarifications detail certain provisions whereby banks are permitted to make deferrals and modifications to the terms of a loan which would not require the loan to be reported as a TDR. In accordance with the CARES Act and the interagency guidance, the Company elected to adopt the provisions to not report eligible loan modifications as TDRs.

The relief related to TDRs under the CARES Act was extended by the Consolidated Appropriations Act, 2021 ("CAA Act"). Under the CAA Act, the relief under the CARES Act continued until the January 1, 2022.

The following tables present credit quality indicators by total loans on an amortized cost basis by origination year as of March 31, 2022 and December 31, 2021:

March 31, 2022
(In thousands)	2022	2021	2020	2019	2018	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total Loans
Commercial and Industrial - Other:
Internal risk grade:
Pass	$59,972	$109,152	$52,407	$52,415	$41,753	$176,794	$204,489	$1,054	$698,036
Special Mention	0	149	424	402	81	1,531	1,591	0	4,178
Substandard	0	0	870	44	521	977	4,000	0	6,412
Total Commercial and Industrial - Other	$59,972	$109,301	$53,701	$52,861	$42,355	$179,302	$210,080	$1,054	$708,626

Commercial and Industrial - PPP:
Pass	$0	$23,429	$666	$0	$0	$0	$0	$0	$24,095
Special Mention	0	0	0	0	0	0	0	0	0
Substandard	0	0	0	0	0	0	0	0	0
Total Commercial and Industrial - PPP	$0	$23,429	$666	$0	$0	$0	$0	$0	$24,095

Commercial and Industrial - Agriculture:
Pass	$2,444	$7,892	$6,357	$5,294	$9,470	$9,049	$36,632	$0	$77,138
Special Mention	0	0	0	0	0	0	0	0	0
Substandard	0	0	82	4	0	2,383	1,662	0	4,131
Total Commercial and Industrial - Agriculture	$2,444	$7,892	$6,439	$5,298	$9,470	$11,432	$38,294	$0	$81,269

Commercial Real Estate
Pass	$60,779	$372,476	$296,469	$293,389	$217,355	$889,454	$25,526	$18,938	$2,174,386
Special Mention	0	3,468	1,752	11,694	3,186	67,476	0	0	87,576
Substandard	0	0	0	3,166	2,396	24,177	398	0	30,137
Total Commercial Real Estate	$60,779	$375,944	$298,221	308,249	222,937	981,107	$25,924	$18,938	$2,292,099

Commercial Real Estate - Agriculture:
Pass	$5,642	$22,989	$22,129	$28,086	$40,827	$73,318	$4,633	$147	$197,771
Special Mention	0	0	0	219	0	407	0	0	626
Substandard	0	0	0	0	39	1,216	0	0	1,255
Total Commercial Real Estate - Agriculture	$5,642	$22,989	$22,129	$28,305	$40,866	$74,941	$4,633	$147	$199,652

Commercial Real Estate - Construction
Pass	$4,103	$47,620	$72,993	$29,262	$8,940	$14,312	$5,841	$1,648	$184,719
Special Mention	$0	$0	$0	$0	$0	0	0	0	0
Substandard	$0	$0	$0	$784	$0	0	0	0	784
Total Commercial Real Estate - Construction	$4,103	$47,620	$72,993	$30,046	$8,940	$14,312	$5,841	$1,648	$185,503

December 31, 2021
(In thousands)	2021	2020	2019	2018	2017	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total Loans
Commercial and Industrial - Other:
Internal risk grade:
Pass	$123,996	$58,432	$54,116	$42,093	$35,725	$239,093	$125,476	$10,039	$688,970
Special Mention	156	770	450	100	201	393	1,417	0	3,487
Substandard	179	584	47	575	0	637	4,642	0	6,664
Total Commercial and Industrial - Other	$124,331	$59,786	$54,613	$42,768	$35,926	$240,123	$131,535	$10,039	$699,121

Commercial and Industrial - Agriculture:
Pass	$8,573	$6,782	$5,700	$10,136	$6,867	$3,186	$53,145	$595	$94,984
Special Mention	0	0	0	23	0	0	0	0	23
Substandard	0	85	11	0	93	2316	1660	0	4165
Total Commercial and Industrial - Agriculture	$8,573	$6,867	$5,711	$10,159	$6,960	$5,502	$54,805	$595	$99,172

Commercial and Industrial - PPP:
Pass	$71,260	$0	$0	$0	$0	$0	$0	$0	$71,260
Special Mention	0	0	0	0	0	0	0	0	0
Substandard	0	0	0	0	0	0	0	0	0
Total Commercial and Industrial - PPP	$71,260	$0	$0	$0	$0	$0	$0	$0	$71,260

Commercial Real Estate
Pass	$325,874	$271,680	$249,266	$201,992	$212,991	$810,713	$44,264	$43,225	$2,160,005
Special Mention	0	1,763	11,772	3,217	2,167	61,723	358	0	81,000
Substandard	3,482	0	2,262	2,518	8,509	20,401	422	0	37,594
Total Commercial Real Estate	$329,356	$273,443	$263,300	$207,727	$223,667	$892,837	$45,044	$43,225	$2,278,599

Commercial Real Estate - Agriculture:
Pass	$23,151	$21,856	$28,943	$41,064	$23,195	$50,809	$1,949	$2,850	$193,817
Special Mention	0	479	0	0	0	350	35	0	864
Substandard	0	0	0	39	0	1,253	0	0	1,292
Total Commercial Real Estate - Agriculture	$23,151	$22,335	$28,943	$41,103	$23,195	$52,412	$1,984	$2,850	$195,973

Commercial Real Estate - Construction
Pass	$12,840	$10,025	$16,325	$7,542	$1,274	$6,559	$112,537	$10,037	$177,139
Special Mention	0	0	0	0	0	0	0	0	0
Substandard	0	0	0	0	0	643	800	0	1,443
Total Commercial Real Estate - Construction	$12,840	$10,025	$16,325	$7,542	$1,274	$7,202	$113,337	$10,037	$178,582

The following tables present credit quality indicators by total loans on an amortized cost basis by origination year as of March 31, 2022 and December 31, 2021, continued:

March 31, 2022
(In thousands)	2022	2021	2020	2019	2018	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total Loans

Residential - Home Equity
Performing	$216	$1,255	$726	$1,154	$893	$4,260	$168,403	$676	$177,583
Nonperforming	0	0	0	15	0	75	2,125	0	2,215
Total Residential - Home Equity	$216	$1,255	$726	$1,169	$893	$4,335	$170,528	$676	$179,798

Residential - Mortgages
Performing	$59,751	$280,315	$256,287	$128,140	$73,586	$506,849	$0	$0	$1,304,928
Nonperforming	0	0	0	236	773	6,976	0	0	7,985
Total Residential - Mortgages	$59,751	$280,315	$256,287	$128,376	$74,359	$513,825	$0	$0	$1,312,913

Consumer - Direct
Performing	$8,374	$19,893	$9,903	$7,929	$5,515	$9,365	$5,306	$0	$66,285
Nonperforming	0	0	4	25	104	11	172	0	316
Total Consumer - Direct	$8,374	$19,893	$9,907	$7,954	$5,619	$9,376	$5,478	$0	$66,601

Consumer - Indirect
Performing	$0	$194	$245	$1,813	$1,070	$280	$0	$0	$3,602
Nonperforming	$0	$0	$0	$196	$47	$12	0	0	255
Total Consumer - Indirect	$0	$194	$245	$2,009	$1,117	$292	$0	$0	$3,857

December 31, 2021
(In thousands)	2021	2020	2019	2018	2017	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total Loans

Residential - Home Equity
Performing	$2,033	$1,142	$3,041	$1,600	$1,572	$3,144	$161,630	$6,050	$180,212
Nonperforming	0	0	16	0	0	604	1,839	0	2,459
Total Residential - Home Equity	$2,033	$1,142	$3,057	$1,600	$1,572	$3,748	$163,469	$6,050	$182,671

Residential - Mortgages
Performing	$324,967	$282,202	$162,574	$97,778	$124,221	$275,133	$14,112	$1,205	$1,282,192
Nonperforming	0	0	241	702	693	7,060	23	0	8,719
Total Residential - Mortgages	$324,967	$282,202	$162,815	$98,480	$124,914	$282,193	$14,135	$1,205	$1,290,911

Consumer - Direct
Performing	$20,653	$10,735	$9,397	$5,542	$4,849	$10,602	$5,435	$0	$67,213
Nonperforming	0	9	44	117	12	0	1	0	183
Total Consumer - Direct	$20,653	$10,744	$9,441	$5,659	$4,861	$10,602	$5,436	$0	$67,396

Consumer - Indirect
Performing	$1,809	$854	$812	$506	$362	$66	$0	$0	$4,409
Nonperforming	0	2	148	81	1	14	0	0	246
Total Consumer - Indirect	$1,809	$856	$960	$587	$363	$80	$0	$0	$4,655

6. Earnings Per Share

Earnings per share in the table below, for the three month periods ended March 31, 2022 and 2021 are calculated under the two-class method as required by ASC Topic 260, Earnings Per Share (ASC 260). ASC 260 provides that unvested share-based payment awards that contain nonforfeitable rights to dividends are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. The Company has issued restricted stock awards that contain such rights and are therefore considered participating securities. Basic earnings per common share are calculated by dividing net income allocable to common stock by the weighted average number of common shares, excluding participating securities, during the period. Diluted earnings per common share include the dilutive effect of participating securities.

	Three Months Ended
(In thousands, except share and per share data)	3/31/2022	3/31/2021
Basic
Net income available to common shareholders	$23,273	$25,626
Less: income attributable to unvested stock-based compensation awards	(76)	(186)
Net earnings allocated to common shareholders	23,197	25,440

Weighted average shares outstanding, including unvested stock-based compensation awards	14,611,709	14,912,502

Less: average unvested stock-based compensation awards	(211,706)	(236,092)
Weighted average shares outstanding - Basic	14,400,003	14,676,410

Diluted
Net earnings allocated to common shareholders	23,197	25,440

Weighted average shares outstanding - Basic	14,400,003	14,676,410

Plus: incremental shares from assumed conversion of stock-based compensation awards	78,180	81,148
Weighted average shares outstanding - Diluted	14,478,183	14,757,558

Basic EPS	$1.61	$1.73
Diluted EPS	$1.60	$1.72

Stock-based compensation awards representing 1,848 and 15,983 of common shares during the three months ended March 31, 2022 and 2021, respectively, were not included in the computations of diluted earnings per common share because the effect on those periods would have been anti-dilutive.

7. Other Comprehensive Income (Loss)

The following tables present reclassifications out of the accumulated other comprehensive income (loss) for the three month periods ended March 31, 2022 and 2021:

	Three Months Ended March 31, 2022
(In thousands)	Before-Tax Amount	Tax (Expense) Benefit	Net of Tax
Available-for-sale debt securities:
Change in net unrealized gain/loss during the period	$(106,481)	$26,076	$(80,405)
Reclassification adjustment for net realized loss on sale of available-for-sale debt securities included in net income	0	0	0
Net unrealized gains/losses	(106,481)	26,076	(80,405)

Employee benefit plans:
Amortization of net retirement plan actuarial gain	615	(151)	464
Amortization of net retirement plan prior service cost	56	(14)	42
Employee benefit plans	671	(165)	506
Other comprehensive (loss) income	$(105,810)	$25,911	$(79,899)

	Three Months Ended March 31, 2021
(In thousands)	Before-Tax Amount	Tax (Expense) Benefit	Net of Tax
Available-for-sale debt securities:
Change in net unrealized gain/loss during the period	$(33,439)	$8,193	$(25,246)
Reclassification adjustment for net realized gain on sale of available-for-sale debt securities included in net income	(329)	80	(249)
Net unrealized gains/losses	(33,768)	8,273	(25,495)

Employee benefit plans:
Amortization of net retirement plan actuarial gain	764	(187)	577
Amortization of net retirement plan prior service cost	56	(14)	42
Employee benefit plans	820	(201)	619
Other comprehensive (loss) income	$(32,948)	$8,072	$(24,876)

The following table presents the activity in our accumulated other comprehensive income (loss) for the periods indicated:

(In thousands)	Available-for- Sale Debt Securities	Employee Benefit Plans	Accumulated Other Comprehensive (Loss) Income
Balance at January 1, 2022	$(14,560)	$(41,390)	$(55,950)
Other comprehensive (loss) income before reclassifications	(80,405)	0	(80,405)
Amounts reclassified from accumulated other comprehensive (loss) income	0	506	506
Net current-period other comprehensive (loss) income	(80,405)	506	(79,899)
Balance at March 31, 2022	$(94,965)	$(40,884)	$(135,849)

Balance at January 1, 2021	$20,609	$(52,683)	$(32,074)
Other comprehensive (loss) income before reclassifications	(25,246)	0	(25,246)
Amounts reclassified from accumulated other comprehensive (loss) income	(249)	619	370
Net current-period other comprehensive (loss) income	(25,495)	619	(24,876)
March 31, 2021	$(4,886)	$(52,064)	$(56,950)

The following tables present the amounts reclassified out of each component of accumulated other comprehensive (loss) income for the three months ended March 31, 2022 and 2021:

Three Months Ended March 31, 2022
Details about Accumulated other Comprehensive Income (Loss) Components (In thousands)	Amount Reclassified from Accumulated Other Comprehensive (Loss) Income[1]	Affected Line Item in the Statement Where Net Income is Presented
Available-for-sale debt securities:
Unrealized gains and losses on available-for-sale debt securities	$0	Net (loss) gain on securities transactions
	0	Tax expense
	0	Net of tax
Employee benefit plans:
Amortization of the following [2]
Net retirement plan actuarial loss	(615)	Other operating expense
Net retirement plan prior service cost	(56)	Other operating expense
	(671)	Total before tax
	165	Tax benefit
	$(506)	Net of tax

Three Months Ended March 31, 2021
Details about Accumulated other Comprehensive Income (Loss) Components (In thousands)	Amount Reclassified from Accumulated Other Comprehensive (Loss) Income[1]	Affected Line Item in the Statement Where Net Income is Presented
Available-for-sale debt securities:
Unrealized gains and losses on available-for-sale debt securities	$329	Net (loss) gain on securities transactions
	(80)	Tax expense
	249	Net of tax
Employee benefit plans:
Amortization of the following [2]
Net retirement plan actuarial loss	(764)	Other operating expense
Net retirement plan prior service cost	(56)	Other operating expense
	(820)	Total before tax
	201	Tax benefit
	$(619)	Net of tax
1 Amounts in parentheses indicated debits in income statement.
2 The accumulated other comprehensive (loss) income components are included in the computation of net periodic benefit cost (See Note 8 - "Employee Benefit Plan").

8. Employee Benefit Plan

The following table sets forth the amount of the net periodic benefit cost recognized by the Company for the Company’s pension plan, post-retirement plan (Life and Health), and supplemental employee retirement plans ("SERP") including the following components: service cost, interest cost, expected return on plan assets for the period, amortization of net retirement plan actuarial loss, and prior service cost recognized.

Components of Net Periodic Benefit Cost:

	Pension Benefits Three Months Ended		Life and Health Three Months Ended		SERP Benefits Three Months Ended
(In thousands)	3/31/2022	3/31/2021	3/31/2022	3/31/2021	3/31/2022	3/31/2021
Service cost	$0	$0	$44	$52	$52	$60
Interest cost	463	487	52	54	201	199
Expected return on plan assets	(1,468)	(1,415)	0	0	0	0
Amortization of net retirement plan actuarial loss	323	383	52	74	240	307
Amortization of net retirement plan prior service (credit) cost	0	0	(15)	(15)	71	71
Net periodic benefit (income) cost	$(682)	$(545)	$133	$165	$564	$637

The service component of net periodic benefit cost for the Company's benefit plans is recorded as a part of salaries and wages in the consolidated statements of income. All other components are recorded as part of other operating expenses in the consolidated statements of income.

The Company realized approximately $506,000 and $619,000, net of tax, as amortization of amounts previously recognized in accumulated other comprehensive (loss) income, for the three months ended March 31, 2022 and 2021, respectively.

The Company is not required to contribute to the pension plan in 2022, but it may make voluntary contributions. The Company did not contribute to the pension plan in the first three months of 2022 and 2021.

9. Other Income and Operating Expense

Other income and operating expense totals are presented in the table below.  Components of these totals exceeding 1% of the aggregate of total noninterest income and total noninterest expenses for any periods presented below are stated separately.

	Three Months Ended
(In thousands)	3/31/2022	3/31/2021
Noninterest Income
Other service charges	$627	$720
Earnings from corporate owned life insurance	423	541
Net gains on the sales of loans originated for sale	4	429
Other income	422	284
Total other income	$1,476	$1,974
Noninterest Expenses
Marketing expense	$1,056	$494
Professional fees	1,606	1,894
Legal fees	210	220
Technology expense	3,683	2,927
Cardholder expense	1,141	787
Other expenses	4,324	4,303
Total other operating expense	$12,020	$10,625

10. Revenue Recognition
As stated in Note 1 - "Summary of Significant Accounting Policies," in the 2021 Annual Report on Form 10-K, the Company adopted ASU No. 2014-09 "Revenue from Contracts with Customers" (ASC 606) and all subsequent ASUs that modified ASC 606, on January 1, 2018. ASC 606 does not apply to revenue associated with financial instruments, including revenue from loans and securities. In addition, certain noninterest income streams such as fees associated with mortgage servicing rights, financial guarantees, derivatives, and certain credit card fees are also not in scope of ASC 606. ASC 606 is applicable to noninterest revenue streams such as trust and asset management income, deposit related fees, interchange fees, merchant income, and annuity and insurance commissions. However, the recognition of these revenue streams did not change significantly upon adoption of ASC 606.

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

The following table presents noninterest income, segregated by revenue streams, for the three months ended March 31, 2022 and 2021:

	Three Months Ended
(In thousands)	03/31/2022	03/31/2021
Noninterest Income
In-scope of Topic 606:
Commissions and Fees	$7,964	$7,684
Installment Billing	44	35
Refund of Commissions	(28)	(20)
Contract Liabilities/Deferred Revenue	(1)	(1)
Contingent Commissions	1,338	1,468
Subtotal Insurance Revenues	9,317	9,166
Trust and Asset Management	3,503	3,366
Mutual Fund & Investment Income	1,414	1,307
Subtotal Investment Service Income	4,917	4,673
Service Charges on Deposit Accounts	1,779	1,470
Card Services Income	2,543	2,383
Other	316	300
Noninterest Income (in-scope of ASC 606)	18,872	17,992
Noninterest Income (out-of-scope of ASC 606)	1,113	1,991
Total Noninterest Income	$19,985	$19,983

Contract Balances
A contract asset balance occurs when an entity performs a service for a customer before the customer pays consideration or before payment is due, which would result in contract receivables or assets, respectively. A contract liability balance is an entity’s obligation to transfer a service to a customer for which the entity has already received payment or for which payment is due from the customer. The Company’s noninterest revenue streams, excluding some insurance commissions and fees, are largely based on transactional activity, or standard month-end revenue accruals such as asset management fees based on month-end market values. Receivables primarily consist of amounts due for insurance and wealth management services performed for which the Company's performance obligations have been fully satisfied. Receivables for the insurance and wealth management services amounted to $5.2 million and $2.8 million, respectively, at March 31, 2022, compared to $6.0 million and $2.3 million, respectively, at December 31, 2021. Additionally, the Company had contract assets related to contingent income of $700,000 and $3.0 million, respectively, at March 31, 2022 and December 31, 2021, and contract liabilities of $1.0 million and $1.7 million, respectively at March 31, 2022 and December 31, 2021.

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

11. Financial Guarantees

The Company currently does not issue any guarantees that would require liability recognition or disclosure, other than standby letters of credit. The Company extends standby letters of credit to its customers in the normal course of business. The standby letters of credit are generally short-term. As of March 31, 2022, the Company’s maximum potential obligation under standby letters of credit was $38.9 million compared to $39.8 million at December 31, 2021. Management uses the same credit policies to extend standby letters of credit that it uses for on-balance sheet lending decisions and may require collateral to support standby letters of credit based upon its evaluation of the counterparty. Management does not anticipate any significant losses as a result of these transactions, and has determined that the fair value of standby letters of credit is not significant.

12. Segment and Related Information

The Company manages its operations through three reportable business segments in accordance with the standards set forth in FASB ASC 280, "Segment Reporting": (i) banking ("Banking"), (ii) insurance ("Tompkins Insurance") and (iii) wealth management ("Tompkins Financial Advisors"). The Company’s insurance services and wealth management services, other than trust services, are managed separately from the Banking segment.

Banking
Tompkins Community Bank has thirteen banking offices located in Ithaca, NY and surrounding communities; sixteen banking offices located in the Genesee Valley region of New York State as well as Monroe County; fourteen banking offices located in the counties north of New York City; and twenty banking offices headquartered and operating in the areas surrounding southeastern Pennsylvania.

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

Wealth Management
The Wealth Management segment is generally organized under the Tompkins Financial Advisors brand. Tompkins Financial Advisors offers a comprehensive suite of financial services to customers, including trust and estate services, investment management and financial and insurance planning for individuals, corporate executives, small business owners and high net worth individuals. Tompkins Financial Advisors has offices in each of the Company’s regional markets.

Summarized financial information concerning the Company’s reportable segments and the reconciliation to the Company’s consolidated results is shown in the following table. Investment in subsidiaries is netted out of the presentations below. The “Intercompany” column identifies the intercompany activities of revenues, expenses and other assets between the banking, insurance and wealth management services segments. The Company accounts for intercompany fees and services at an estimated fair value according to regulatory requirements for the services provided. Intercompany items relate primarily to the use of human resources, information systems, accounting and marketing services provided by the bank and the holding company. All other accounting policies are the same as those described in the summary of significant accounting policies in the Company's 2021 Annual Report on Form 10-K.

Three months ended March 31, 2022
(In thousands)	Banking	Insurance	Wealth Management	Intercompany	Consolidated
Interest income	$59,176	$1	$0	$(1)	$59,176
Interest expense	2,563	0	0	(1)	2,562
Net interest income	56,613	1	0	0	56,614
Credit for credit loss expense	(520)	0	0	0	(520)
Noninterest income	6,193	9,434	4,934	(576)	19,985
Noninterest expense	37,190	6,501	3,724	(576)	46,839
Income before income tax expense	26,136	2,934	1,210	0	30,280
Income tax expense	5,791	815	370	0	6,976
Net Income attributable to noncontrolling interests and Tompkins Financial Corporation	20,345	2,119	840	0	23,304
Less: Net income attributable to noncontrolling interests	31	0	0	0	31
Net Income attributable to Tompkins Financial Corporation	$20,314	$2,119	$840	$0	$23,273

Depreciation and amortization	$2,578	$44	$28	$0	$2,650
Assets	7,835,767	44,247	26,684	(15,587)	7,891,111
Goodwill	64,500	19,866	8,081	0	92,447
Other intangibles, net	1,402	1,917	63	0	3,382
Net loans and leases	5,021,325	0	0	0	5,021,325
Deposits	7,031,223	0	(10)	(14,474)	7,016,739
Total Equity	$598,707	$34,128	$24,657	$0	$657,492

Three months ended March 31, 2021
(In thousands)	Banking	Insurance	Wealth Management	Intercompany	Consolidated
Interest income	$59,755	$0	$0	$(1)	$59,754
Interest expense	4,718	0	0	(1)	4,717
Net interest income	55,037	0	0	0	55,037
Credit for credit loss expense	(1,830)	0	0	0	(1,830)
Noninterest income	6,318	9,413	4,782	(530)	19,983
Noninterest expense	35,329	6,435	3,277	(530)	44,511
Income before income tax expense	27,856	2,978	1,505	0	32,339
Income tax expense	5,515	801	364	0	6,680
Net Income attributable to noncontrolling interests and Tompkins Financial Corporation	22,341	2,177	1,141	0	25,659
Less: Net income attributable to noncontrolling interests	33	0	0	0	33
Net Income attributable to Tompkins Financial Corporation	$22,308	$2,177	$1,141	$0	$25,626

Depreciation and amortization	$2,436	$56	$14	$0	$2,506
Assets	8,038,864	43,084	29,091	(15,697)	8,095,342
Goodwill	64,370	19,866	8,211	0	92,447
Other intangibles, net	2,218	2,299	84	0	4,601
Net loans and leases	5,243,454	0	0	0	5,243,454
Deposits	6,961,266	0	0	(14,725)	6,946,541
Total Equity	$650,326	$32,569	$27,041	$0	$709,936

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

The following tables summarize financial assets and financial liabilities measured at fair value on a recurring basis as of March 31, 2022 and December 31, 2021, segregated by the level of valuation inputs within the fair value hierarchy used to measure fair value:

Recurring Fair Value Measurements
March 31, 2022
(In thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Available-for-sale debt securities
U.S. Treasuries	$178,903	$0	$178,903	$0
Obligations of U.S. Government sponsored entities	802,107	0	802,107	0
Obligations of U.S. states and political subdivisions	95,661	0	95,661	0
Mortgage-backed securities – residential, issued by:
U.S. Government agencies	66,277	0	66,277	0
U.S. Government sponsored entities	835,773	0	835,773	0
U.S. corporate debt securities	2,427	0	2,427	0
Total Available-for-sale debt securities	$1,981,148	$0	$1,981,148	$0
Equity securities, at fair value	$855	$0	$0	$855

Recurring Fair Value Measurements
December 31, 2021
(In thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Available-for-sale debt securities
U.S. Treasuries	$157,834	$0	$157,834	$0
Obligations of U.S. Government sponsored entities	832,373	0	832,373	0
Obligations of U.S. states and political subdivisions	104,169	0	104,169	0
Mortgage-backed securities – residential, issued by:
U.S. Government agencies	77,157	0	77,157	0
U.S. Government sponsored entities	870,556	0	870,556	0
U.S. corporate debt securities	2,424	0	2,424	0
Total Available-for-sale debt securities	$2,044,513	$0	$2,044,513	$0
Equity securities, at fair value	$902	$0	$0	$902

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

The change in the fair value of equity securities valued using significant unobservable inputs (level 3), between December 31, 2021 and March 31, 2022, was immaterial.

There were no transfers between Levels 1, 2 and 3 for the three months ended March 31, 2022.

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

Certain assets are measured at fair value on a nonrecurring basis. For the Company, these include loans held for sale, collateral dependent individually evaluated loans, and other real estate owned ("OREO"). As of March 31, 2022 and 2021, certain collateral dependent evaluated loans were remeasured and reported at fair value through a specific valuation allowance and/or partial charge-offs for credit losses based upon the fair value of the underlying collateral. Collateral values are estimated using Level 3 inputs. Upon initial recognition, fair value write-downs are taken through a charge-off to the allowance for credit losses. Subsequent fair value write-downs on other real estate owned are reported in other noninterest expense.

The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments at March 31, 2022 and December 31, 2021. The carrying amounts shown in the table are included in the Consolidated Statements of Condition under the indicated captions:

Three months ended March 31, 2022
(In thousands)		Fair value measurements at reporting date using:			Gain (losses) from fair value changes
Assets:	As of 03/31/2022	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Three months ended 03/31/2022
Individually evaluated loans	$1,624	$0	$0	$1,624	$0
Other real estate owned	0	0	0	0	22

Three months ended March 31, 2021
(In thousands)		Fair value measurements at reporting date using:			Gain (losses) from fair value changes
Assets:	As of 03/31/2021	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Three months ended 03/31/2021
Individually evaluated loans	$4,537	$0	$4,537	$0	$0

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

Estimated Fair Value of Financial Instruments
March 31, 2022
(In thousands)	Carrying Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets:
Cash and cash equivalents	$175,075	$175,075	$175,075	$0	$0
Securities - held-to-maturity	303,524	280,917	0	280,917	0
FHLB and other stock	7,115	7,115	0	7,115	0
Accrued interest receivable	21,550	21,550	0	21,550	0
Loans/leases, net[1]	5,021,325	4,958,348	0	0	4,958,348

Financial Liabilities:

Time deposits	$615,936	$609,446	$0	$609,446	$0
Other deposits	6,400,803	6,400,803	0	6,400,803	0
Fed funds purchased and securities sold
under agreements to repurchase	57,115	57,115	0	57,115	0
Other borrowings	60,000	59,260	0	59,260	0
Accrued interest payable	795	795	0	795	0

Estimated Fair Value of Financial Instruments
December 31, 2021
(In thousands)	Carrying Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets:
Cash and cash equivalents	$63,107	$63,107	$63,107	$0	$0
Securities - held to maturity	284,009	282,288	0	282,288	0
FHLB and other stock	10,996	10,996	0	10,996	0
Accrued interest receivable	22,597	22,597	0	22,597	0
Loans/leases, net[1]	5,032,624	5,028,734	0	0	5,028,734

Financial Liabilities:

Time deposits	$639,674	$641,517	$0	$641,517	$0
Other deposits	6,151,761	6,151,761	0	6,151,761	0
Fed funds purchased and securities
sold under agreements to repurchase	66,787	66,787	0	66,787	0
Other borrowings	124,000	125,700	0	125,700	0
Accrued interest payable	901	901	0	901	0
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

FHLB Stock: The carrying amount of FHLB stock approximates fair value. If the stock is redeemed, the Company will receive an amount equal to the par value of the stock. For other stock reported above, carrying value is cost.

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

Other borrowings: The fair value of other borrowings is based upon discounted cash flow analyses using current rates offered for FHLB advances, with similar terms.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations
BUSINESS

Overview
Tompkins Financial Corporation ("Tompkins" or the "Company") is headquartered in Ithaca, New York and is registered as a Financial Holding Company with the Federal Reserve Board under the Bank Holding Company Act of 1956, as amended. The Company is a locally oriented, community-based financial services organization that offers a full array of products and services, including commercial and consumer banking, leasing, trust and investment management, financial planning and wealth management, and insurance services. At March 31, 2022, the Company had one wholly-owned banking subsidiary, Tompkins Community Bank. The Company also has a wholly-owned insurance agency subsidiary, Tompkins Insurance Agencies, Inc. ("Tompkins Insurance"). Tompkins Community Bank provides a full array of investment services, including investment management, trust and estate, financial and tax planning as well as life, disability and long-term care insurance services. The Company’s principal offices are located at 118 E. Seneca Street, P.O. Box 460, Ithaca, NY, 14850, and its telephone number is (888) 503-5753. The Company’s common stock is traded on the NYSE American under the Symbol "TMP."

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

Business Segments
Banking services consist primarily of attracting deposits from the areas served by Tompkins Community Bank, which has 63 banking offices (43 offices in New York and 20 offices in Pennsylvania) and using those deposits to originate a variety of commercial loans, agricultural loans, consumer loans, real estate loans, and leases. The Company’s lending function is managed within the guidelines of a comprehensive Board-approved lending policy. Reporting systems are in place to provide management with ongoing information related to loan production, loan quality, concentrations of credit, loan delinquencies, and nonperforming and potential problem loans. Banking services also include a full suite of products such as debit cards, credit cards, remote deposit, electronic banking, mobile banking, cash management, and safe deposit services.

Wealth management services consist of investment management, trust and estate, financial and tax planning as well as life, disability and long-term care insurance services. Wealth management services are provided under the trade name Tompkins Financial Advisors. Tompkins Financial Advisors offers services to customers of Tompkins Community Bank and shares offices in each of the banking markets.

Insurance services include property and casualty insurance, employee benefit consulting, and life, long-term care and disability insurance. Tompkins Insurance is headquartered in Batavia, New York. Over the years, Tompkins Insurance has acquired smaller insurance agencies in the market areas serviced by the Company’s banking subsidiaries and successfully consolidated them into Tompkins Insurance. Tompkins Insurance offers services to customers of Tompkins Community Bank and shares offices in each of the banking markets. In addition to these shared offices, Tompkins Insurance has five stand-alone offices in Western New York, and one stand-alone office in Tompkins County, New York.

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

Competition among financial institutions is based upon interest rates offered on deposit accounts, interest rates charged on loans and other credit and service charges, the quality and scope of the services rendered, the convenience of facilities and services, and, in the case of loans to commercial borrowers, relative lending limits. Management believes that a community-based financial organization is better positioned to establish personalized financial relationships with both commercial customers and individual households. The Company’s community commitment and involvement in its primary market areas, as well as its commitment to quality and personalized financial services, are factors that contribute to the Company’s competitiveness. Management believes that the Company’s subsidiary bank can compete successfully in its primary market areas by making prudent lending decisions quickly and more efficiently than its competitors, without compromising asset quality or profitability. In addition, the Company focuses on providing unparalleled customer service, which includes offering a strong suite of products and services, including products that are accessible to our customers through digital means. Although management feels that this business model has caused the Company to grow its customer base in recent years and allows it to compete effectively in the markets it serves, we cannot assure you that such factors will result in future success.
Regulation
Banking, insurance services and wealth management are highly regulated. As a financial holding company including a community bank, a registered investment adviser, and an insurance agency subsidiary, the Company and its subsidiaries are subject to examination and regulation by the Federal Reserve Board ("FRB"), Securities and Exchange Commission ("SEC"), the Federal Deposit Insurance Corporation ("FDIC"), the New York State Department of Financial Services, the Financial Industry Regulatory Authority, and the Pennsylvania Insurance Department.

OTHER IMPORTANT INFORMATION

The following discussion is intended to provide an understanding of the consolidated financial condition and results of operations of the Company for the three months ended March 31, 2022. It should be read in conjunction with the Company’s Audited Consolidated Financial Statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, and the Unaudited Consolidated Financial Statements and notes thereto included in Part I of this Quarterly Report on Form 10-Q.

In this Report, there are comparisons of the Company’s performance to that of a peer group, which is comprised of the group of 152 domestic bank holding companies with $3 billion to $10 billion in total assets as defined in the Federal Reserve’s "Bank Holding Company Performance Report" for December 31, 2021 (the most recent report available). Although the peer group data is presented based upon financial information that is one fiscal quarter behind the financial information included in this report, the Company believes that it is relevant to include certain peer group information for comparison to current quarter numbers.

Forward-Looking Statements
This Quarterly Report on Form 10-Q contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The statements contained in this Report that are not statements of historical fact may include forward-looking statements that involve a number of risks and uncertainties. Forward-looking statements may be identified by use of such words as "may", "will", "estimate", "intend", "continue", "believe", "expect", "plan", or "anticipate", and other similar words. Examples of forward-looking statements may include statements regarding the asset quality of the Company's loan portfolios; the level of the Company's allowance for credit losses; whether, when and how borrowers will repay deferred amounts and resume scheduled payments; the sufficiency of liquidity sources; the Company's exposure to changes in interest rates, and to new, changed, or extended government/regulatory expectations; the impact of changes in accounting standards; and trends, plans, prospects, growth and strategies. Forward-looking statements are made based on management’s expectations and beliefs concerning future events impacting the Company and are subject to certain uncertainties and factors relating to the Company’s operations and economic environment, all of which are difficult to predict and many of which are beyond the control of the Company, that could cause actual results of the Company to differ materially from those expressed and/or implied by forward-looking statements. The following factors, in addition to those listed as Risk Factors in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2021, are among those that could cause actual results to differ materially from the forward-looking statements: changes in general economic, market and regulatory conditions; the severity and duration of the COVID-19 outbreak and the impact of the outbreak (including the government’s response to the outbreak) on economic and financial markets, potential regulatory actions, and modifications to our operations, products, and services relating thereto; disruptions in our and our customers’ operations and loss of revenue due to pandemics, epidemics, widespread health emergencies, government-imposed travel/business restrictions, or outbreaks of infectious diseases such as the COVID-19, and the associated adverse impact on our financial position, liquidity, and our customers’ abilities or willingness to repay their obligations to us or willingness to obtain financial services products from the Company; a decision to amend or modify the terms under which our customers are obligated to repay amounts owed to us; the development of an interest rate environment that may adversely affect the Company’s interest rate spread, other income or cash flow anticipated from the

Company’s operations, investment and/or lending activities; changes in laws and regulations affecting banks, bank holding companies and/or financial holding companies, such as the Dodd-Frank Act and Basel III and the Economic Growth, Regulatory Relief, and Consumer Protection Act; legislative and regulatory changes in response to COVID-19 with which we and our subsidiaries must comply, including the CARES Act and the Consolidated Appropriations Act, 2021, and the rules and regulations promulgated thereunder, and federal, state and local government mandates; technological developments and changes; the ability to continue to introduce competitive new products and services on a timely, cost-effective basis; governmental and public policy changes, including environmental regulation; reliance on large customers; uncertainties arising from national and global events, including the war in Ukraine, as well as the potential impact of widespread protests, civil unrest, and political uncertainty on the economy and the financial services industry; and financial resources in the amounts, at the times and on the terms required to support the Company’s future businesses.

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

Management considers accounting estimates to be critical to reported financial results if (i) the accounting estimates require management to make assumptions about matters that are highly uncertain, and (ii) different estimates that management reasonably could have used for the accounting estimate in the current period, or changes in the accounting estimate that are reasonably likely to occur from period to period, could have a material impact on the Company’s financial statements. Management considers the accounting policies relating to the allowance for credit losses ("allowance", or "ACL"), and the review of the securities portfolio for other-than-temporary impairment to be critical accounting policies because of the uncertainty and subjectivity involved in these policies and the material effect that estimates related to these areas can have on the Company’s results of operations.

For information on the Company's significant accounting policies and to gain a greater understanding of how the Company’s financial performance is reported, refer to Note 1 – "Summary of Significant Accounting Policies" in the Notes to Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. Refer to "Recently Issued Accounting Standards" in Management's Discussion and Analysis in this Quarterly Report on Form 10-Q for a discussion of recent accounting updates.

Critical Accounting Estimates

The Company's significant accounting policies conform with U.S. generally accepted accounting principles ("GAAP") and are described in Note 1 of Notes to Financial Statements. In applying those accounting policies, management of the Company is required to exercise judgment in determining many of the methodologies, assumptions and estimates to be utilized. Certain critical accounting estimates are more dependent on such judgment and in some cases may contribute to volatility in the Company's reported financial performance should the assumptions and estimates used change over time due to changes in circumstances. The more significant area in which management of the Company applies critical assumptions and estimates includes the following:

•Accounting for credit losses - Effective January 1, 2020 the Company adopted amended accounting guidance that impacts how the allowance for credit losses is determined. Under this accounting guidance, the allowance for credit losses represents a valuation account that is deducted from the amortized cost basis of certain financial assets, including loans and leases, to present the net amount expected to be collected at the balance sheet date. A provision for credit losses is recorded to adjust the level of the allowance as deemed necessary by management. In estimating expected losses in the loan and lease portfolio, borrower-specific financial data and macro-economic assumptions are utilized to project losses over a reasonable and supportable forecast period. For certain loan pools that share similar risk characteristics, the Company utilizes statistically developed models to estimate amounts and timing of expected future cash flows, collateral values and other factors used to determine the borrowers' abilities to repay obligations. Such models consider historical correlations of credit losses with various macroeconomic assumptions including unemployment and gross domestic product. These forecasts may be adjusted for inherent limitations or biases of the models. Subsequent to the forecast period, the Company utilizes longer-term historical loss experience to estimate losses over the remaining contractual life of the loans. Changes in the circumstances considered when determining management's estimates and assumptions could result in changes in those estimates and assumptions, which could result in adjustment of the allowance for credit losses in future periods. A discussion of facts and circumstances considered by management in determining the allowance for credit losses is included herein in Note 4 of Notes to Financial Statements.

COVID-19 Pandemic and Recent Events

The COVID-19 global pandemic continued to present health and economic challenges in the first quarter of 2022, but conditions were generally improved from 2021. The Company's hybrid work environment for most noncustomer facing employees is in place and travel restrictions eliminated. On March 17, 2022, the NY State Department of Labor announced that the department ended the designation of COVID-19 as an airborne infectious disease that presents a serious risk of harm to public health under the HERO Act and our protocols have been updated accordingly.

The Company's payment deferral program that was implemented in 2020 to provide assistance to its customers that were experiencing financial hardship due to the COVID-19 pandemic has been reduced as customers return to repayment status. As of March 31, 2022, total loans that continued in a deferral status amounted to approximately $2.6 million, representing 0.05% of total loans, and of those loans approximately 0.47% were past due. In accordance with the Coronavirus Aid, Relief and Economic Security Act (the "CARES Act") and the interagency guidance, the Company elected to adopt the provisions to not report qualified loan modifications as troubled debt restructurings ("TDRs"). The relief related to TDRs under the CARES Act was extended by the Consolidated Appropriations Act, 2021. Under the Consolidated Appropriations Act, relief under the CARES Act was extended until the earlier of (i) 60 days after the date the COVID-19 national emergency comes to an end or (ii) January 1, 2022. Management continues to monitor credit conditions carefully at the individual borrower level, as well as by industry segment, in order to be responsive to changing credit conditions.

In 2020 and 2021, the Company also participated in the U.S. Small Business Administration ("SBA") Paycheck Protection Program ("PPP"). The Company began accepting applications for PPP loans on April 3, 2020, and continued through the program end date in 2020. On January 19, 2021, the Company began accepting both first draw and second draw applications for the reopening of the PPP program. The 2021 PPP program funding closed on May 12, 2021. The Company funded over 5,100 applications totaling about $694.0 million in 2020 and 2021. Of the $694.0 million of PPP loans that the Company funded, approximately $664.0 million have been forgiven by the SBA under the terms of the program. Total net deferred fees on the remaining balance of PPP loans amounted to $1.0 million at March 31, 2022.

RESULTS OF OPERATION

Performance Summary
Net income for the first quarter of 2022 was $23.3 million or $1.60 diluted earnings per share, compared to $25.6 million or $1.72 diluted earnings per share for the same period in 2021. The decrease in net income for the first quarter of 2022 compared to the first quarter of 2021 was mainly a result of a decrease in the credit to the provision for credit loss expense, a decrease in PPP fees and an increase in noninterest expenses.

Return on average assets ("ROA") for the quarter ended March 31, 2022 was 1.19%, compared to 1.33% for the quarter ended March 31, 2021. Return on average shareholders’ equity ("ROE") for the first quarter of 2022 was 13.24%, compared to 14.42% for the same period in 2021.

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

Banking Segment
The banking segment reported net income of $20.3 million for the first quarter of 2022, down $2.0 million or 8.9% from net income of $22.3 million for the same period in 2021.

Net interest income of $56.6 million for the first quarter of 2022 was up $1.6 million or 2.9% from the same period in 2021. The increase in net interest income was mainly a result of a decrease in interest expense. Interest expense benefited from growth in average deposit balances and a decrease in average borrowings. Interest income was down in the first quarter of 2022 compared to the first quarter of 2021 as lower yields offset growth in average earning assets. The first quarter of 2022 included $2.0 million of net deferred loan fees associated with PPP loans, compared to net deferred loan fees of $2.8 million in the first quarter of 2021.

The provision for credit losses was a credit of $520,000 for the three months ended March 31, 2022, compared to a credit of $1.8 million for the same period in 2021. For additional information, see the section titled "The Allowance for Credit Losses" below.

Noninterest income of $6.2 million for the three months ended March 31, 2022 was down $125,000 or 2.0% compared to the same period in 2021. The decrease in the three months ended March 31, 2022 from the same period in 2021 was mainly in lower gains on security transactions and lower gains on sales of residential loans in the first quarter of 2022. These decreases were slightly offset by service charges on deposit accounts and card services income both being higher than the first quarter 2021.

Noninterest expense of $37.2 million for the first quarter of 2022 was up $1.9 million or 5.3% from the same period in 2021. Salaries and employee benefits were up compared to the same period in 2021 mainly due to yearly merit increases and higher healthcare expense. Also contributing to increases in noninterest expense were higher marketing and technology expenses in the first quarter of 2022 compared to same period in 2021.

Insurance Segment
The insurance segment reported net income of $2.1 million for the three months ended March 31, 2022, which was down $58,000 or 2.7% compared to the first quarter of 2021. Noninterest income in the first quarter of 2022 was flat compared to the same period in 2021. Insurance commissions were up $271,000 or 3.5% while contingency revenue was $130,000 less than the first quarter of 2021. Noninterest income for the first quarter of 2021 also included gains on life insurance proceeds of $140,000.

Noninterest expenses were up $66,000 or 1.0% compared to the first quarter of 2021. The increase was mainly in salaries and healthcare expenses partially offset by decreases in other employee benefits.

Wealth Management Segment
The wealth management segment reported net income of $840,000 for the three months ended March 31, 2022, which was down $301,000 or 26.4% compared to the first quarter of 2021. The decrease in net income for the three month period ended March 31, 2022, was mainly attributable to an increase in expenses. Noninterest expense for the first quarter of 2022 was up $447,000 or 13.6% compared to the same period in 2021. The increase was mainly attributable to an increase in salaries and employee benefits, mainly incentives and healthcare, and an increase in technology expenses associated with system upgrades.

Net Interest Income
The following table shows average interest-earning assets and interest-bearing liabilities, and the corresponding yield or cost associated with each for the three month periods ended March 31, 2022 and 2021:

Average Consolidated Statements of Condition and Net Interest Analysis (Unaudited)
	Quarter Ended			Quarter Ended
	March 31, 2022			March 31, 2021
	Average			Average
	Balance		Average	Balance		Average
(Dollar amounts in thousands)	(QTD)	Interest	Yield/Rate	(QTD)	Interest	Yield/Rate
ASSETS
Interest-earning assets
Interest-bearing balances due from banks	$134,129	$41	0.12%	$408,642	$85	0.08%
Securities (1)
U.S. Government securities	2,293,611	7,362	1.30%	1,635,143	4,612	1.14%
State and municipal (2)	101,746	649	2.59%	120,959	775	2.60%
Other securities (2)	3,390	23	2.73%	3,425	23	2.75%
Total securities	2,398,747	8,034	1.36%	1,759,527	5,410	1.25%
FHLBNY and FRB stock	10,098	105	4.23%	16,382	213	5.27%
Total loans and leases, net of unearned income (2)(3)	5,055,948	51,355	4.12%	5,291,295	54,454	4.17%
Total interest-earning assets	7,598,922	59,535	3.18%	7,475,846	60,162	3.26%
Other assets	311,125			350,826
Total assets	$7,910,047			$7,826,672
LIABILITIES & EQUITY
Deposits
Interest-bearing deposits
Interest bearing checking, savings, & money market	4,160,946	750	0.07%	3,949,304	1,093	0.11%
Time deposits	631,594	1,296	0.83%	749,328	2,057	1.11%
Total interest-bearing deposits	4,792,540	2,046	0.17%	4,698,632	3,150	0.27%
Federal funds purchased & securities sold under agreements to repurchase	64,237	16	0.10%	59,584	16	0.11%
Other borrowings	125,298	500	1.62%	265,001	1,376	2.11%
Trust preferred debentures	0	0	0.00%	13,234	175	5.35%
Total interest-bearing liabilities	4,982,075	2,562	0.21%	5,036,451	4,717	0.38%
Noninterest bearing deposits	2,108,825			1,949,643
Accrued expenses and other liabilities	106,120			119,860
Total liabilities	7,197,020			7,105,954
Tompkins Financial Corporation Shareholders’ equity	711,601			719,290
Noncontrolling interest	1,426			1,428
Total equity	713,027			720,718
Total liabilities and equity	$7,910,047			$7,826,672
Interest rate spread			2.97%			2.88%
Net interest income/margin on earning assets		56,973	3.04%		55,445	3.01%

Tax Equivalent Adjustment		(359)			(408)

Net interest income per consolidated financial statements		$56,614			$55,037
1  Average balances and yields on available-for-sale debt securities are based on historical amortized cost
2  Interest income includes the tax effects of taxable-equivalent adjustments using an effective income tax rate of 21% in 2022 and 2021 to increase tax exempt interest income to taxable-equivalent basis.
3  Nonaccrual loans are included in the average asset totals presented above.  Payments received on nonaccrual loans have been recognized as disclosed in Note 1 of the Company’s consolidated financial statements included in Part 1 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

Net Interest Income
Net interest income is the Company’s largest source of revenue, representing 73.9% of total revenues for the three months ended March 31, 2022, compared to 73.4% for the same period in 2021. Net interest income is dependent on the volume and composition of interest-earning assets and interest-bearing liabilities and the level of market interest rates. The above table shows average interest-earning assets and interest-bearing liabilities, and the corresponding yield or cost associated with each.

Taxable-equivalent net interest income for the three months ended March 31, 2022, was up $1.5 million or 2.8% over the same period in 2021. The increase was due to lower interest expense in the first quarter of March 31, 2022 compared to the same period in 2021, driven by deposit growth, including average noninterest bearing deposits and lower average borrowings. For the three months ended March 31, 2022, average total deposits represented 95.9% of average total liabilities compared to 93.6% for the same period in 2021, while total average borrowings represented 1.7% of average total liabilities in 2022 compared to 3.7% in 2021. Average earnings assets for the three months ended March 31, 2022 were up $123.1 million or 1.7% over the same period in 2021, while average asset yields for the first quarter of 2022 were down 8 basis points from the first quarter of 2021.

Net interest margin for the three months ended March 31, 2022 was 3.04% compared to 3.01% for the same period in 2021. The increase in net interest margin for 2022 compared to 2021 was mainly a result of a decrease in funding costs, mainly due to the mix of funding sources, and higher yields and balances of securities for the first quarter of 2022 compared to the first quarter of 2021.

Taxable-equivalent interest income for the three months ended March 31, 2022, was $59.5 million, down 1.0% compared to the same period in 2021, as the yield on average interest-earning assets decreased 8 basis points, while average interest earning assets increased $123.1 million or 1.7%, primarily in the investment portfolio as excess liquidity was invested in securities and loans. The decrease in taxable-equivalent interest income was in interest and fees on loans, driven by lower yields and lower average balances for the three months ended March 31, 2022, compared to the same period in 2021. Average loan balances for the first quarter of 2022 were down $235.3 million or 4.5% from the first quarter of 2021, while the average yield on loans of 4.12% for the first quarter of 2022 was down 5 basis points from the average loan yield in the first quarter of 2021. The decrease in average loan balances was mainly in PPP loans. Interest income in the first quarter of 2022 included $2.0 million of net deferred loan fees related to PPP loans compared to net deferred loan fees of $2.8 million in the first quarter of 2021. For the three months ended March 31, 2022, average balances for securities were up $639.2 million or 36.3% over the first quarter of 2021, while the average yield on securities of 1.36% for the first quarter of 2022 was up 11 basis points. Average interest bearing balances for the three months ended March 31, 2022 were down $274.5 million or 67.2% from the same period in 2021.

Interest expense for the three months ended March 31, 2022 decreased by $2.2 million or 45.7% compared to the same period in 2021, as the cost of interest bearing liabilities for the first quarter of 2022 decreased 17 basis points from the first quarter of 2021. Funding costs benefited from a decrease in average other borrowings, which were down as a result of the increase in average deposit balances. Average interest bearing deposits for the first quarter of 2022 were up $93.9 million or 2.0% compared to the same period in 2021. Average other borrowings for the three months ended March 31, 2022 were down $139.7 million or 52.7% compared to the same period in 2021. The average cost of interest bearing deposits was 0.17% for the first quarter of 2022, compared to 0.27% for the first quarter of 2021.

Provision for Credit Losses
The provision for credit losses represents management’s estimate of the amount necessary to maintain the allowance for credit losses at an appropriate level. The provision for credit losses for the three months ended March 31, 2022 was a credit of $520,000 compared to a credit of $2.5 million for the same period in 2021. Included in the provision credits for the first quarter of 2022 and 2021 were provision expenses of $214,000 and $680,000, respectively, related to off-balance sheet credit exposures. The provision credit in the first quarter of 2022 was mainly driven by improvement in the macroeconomic factor assumptions utilized in the calculation as well as was improved credit quality. The section captioned "Financial Condition – The Allowance for Credit Losses" below has further details on the allowance for credit losses and asset quality metrics.

Noninterest Income
Noninterest income was $20.0 million for the first quarter of 2022, which was in line with the same period prior year. Noninterest income represented 26.1% of total revenue for the three months ended March 31, 2022, compared to 26.6% for the same period in 2021.

Insurance commissions and fees of $9.3 million in the first quarter of 2022 was up $151,000 or 1.7% compared to the same period prior year. Insurance commissions were up $271,000 or 3.5% while contingency revenue was down $130,000 compared to the first quarter of 2021.

Investment services income of $4.9 million in the first quarter of 2022 was up $244,000 or 5.2% compared to the first quarter of 2021, mainly due to an increase in investment management services. Investment services income includes investment management, trust and estate, financial and tax planning, and brokerage related services. The fair value of assets managed by, or in custody of, Tompkins was $4.4 billion at March 31, 2022, compared to $4.8 billion at March 31, 2021. The fair value of assets in custody at March 31, 2022 includes $1.3 billion of Company-owned securities where Tompkins Trust Company is custodian.

Card services income of $2.5 million in the first quarter of 2022 was up $160,000 or 6.7% compared to the same period in 2021. Debit card income was up $70,000 or 4.0% in the first quarter of 2022 compared to the same period in 2021, driven by higher transaction volume in 2022 compared to the same period in 2021.

Other income of $1.5 million in the first quarter of 2022 was down $498,000 or 25.2% compared to the same period in 2021. The decrease in the first quarter of 2022 was mainly attributable to a decrease in gains on sales of residential loans of $425,000, compared to the first quarter of 2021.

Noninterest Expense
Noninterest expense was $46.8 million for the first quarter of 2022, up 5.2% compared to the same period in 2021. Noninterest expense as a percentage of total revenue for the first quarter of 2022 was 61.2% compared to 60.2% for the same period in 2021.

Expenses associated with salaries and wages and employee benefits are the largest component of noninterest expense, representing 62.1% of total noninterest expense for the three months ended March 31, 2022 and 62.3% for the three months ended March 31, 2021. Salaries and wages and employee benefit expense for the three months ended March 31, 2022 were up $925,000 or 3.3% for same period in 2021 resulting from normal merit adjustments and an increase in healthcare expense in the first quarter of 2022 over the same period prior year.

Other expense categories not related to compensation and benefits, such as marketing, technology, and professional fee expenses, for the three months ended March 31, 2022, were up $1.4 million or 13.1% compared to the same period in 2021. Marketing expenses for the three months ended March 31, 2022 were up $562,000 or 113.7% from the same period in 2021, partly due to the consolidation of the Company's four banking subsidiaries. Technology expenses for the first quarter of 2022 were up $756,000 or 25.8% over the same period in 2021, driven largely by software related conversion expenses. Business related travel and entertainment expenses for the first quarter of 2022 were up $102,000 or 147.4% from the same period in 2021 due to increased travel and entertainment activities as compared to the prior period as the economy continued to open following the most recent peak of the pandemic.

Income Tax Expense
The provision for income taxes was $7.0 million for an effective rate of 23.0% for the first quarter of 2022, compared to tax expense of $6.7 million and an effective rate of 20.7% for the same quarter in 2021. The effective rates differ from the U.S. statutory rate primarily due to the effect of tax-exempt income from loans, securities and life insurance assets, and the income tax effects associated with stock based compensation. The increase in the effective tax rate for the three months ended March 31, 2022, over the same period in 2021, is largely due to the anticipated loss of certain New York State tax benefits due to the expectation that average assets will exceed $8.0 billion for the 2022 tax year.

The Company's banking subsidiary has an investment in a real estate investment trust that provides certain benefits on its New York State tax return for qualifying entities. A condition to claim the benefit is that the consolidated company has average assets of no more than $8 billion for the taxable year. The Company expects average assets to exceed the $8.0 billion threshold for the 2022 tax year. As of March 31, 2022, the Company's consolidated average assets, as defined by New York tax law, were slightly under the $8.0 billion threshold. The Company will continue to monitor the consolidated average assets during 2022 to determine future eligibility.

FINANCIAL CONDITION

Total assets were $7.9 billion at March 31, 2022, up $71.1 million or 0.9% from December 31, 2021. The increase in total assets was mainly in cash and cash equivalents balances, which were up $112.0 million or 177.4%. Total securities were down $43.9 million or 1.9% compared to December 31, 2021. The decrease was the result of an increase in unrealized losses on the available-for-sale portfolio from $19.3 million at year-end 2021 to $125.8 million at March 31, 2022, as a result of the increase in market interest rates in the first quarter of 2022. Total loan balances of $5.1 billion at March 31, 2022 were in line with year-end 2021. Total deposits were up $225.3 million or 3.3% from December 31, 2021. The increase in deposits at March 31, 2022 was mainly in checking, savings and money market accounts.

Securities

As of March 31, 2022, the Company’s securities portfolio was $2.3 billion or 29.0% of total assets, compared to $2.3 billion or 29.8% of total assets at year-end 2021. The following table details the composition of the securities portfolio:

Available-for-Sale Debt Securities
	March 31, 2022		December 31, 2021
(In thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
U.S. Treasuries	$190,997	$178,903	$160,291	$157,834
Obligations of U.S. Government sponsored entities	852,733	802,107	843,218	832,373
Obligations of U.S. states and political subdivisions	100,287	95,661	102,177	104,169
Mortgage-backed securities - residential, issued by
U.S. Government agencies	68,435	66,277	76,502	77,157
U.S. Government sponsored entities	891,954	835,773	879,102	870,556
U.S. corporate debt securities	2,500	2,427	2,500	2,424
Total available-for-sale debt securities	$2,106,906	$1,981,148	$2,063,790	$2,044,513

Held-to-Maturity Debt Securities
	March 31, 2022		December 31, 2021
(In thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
U.S. Treasuries	$86,635	$80,633	$86,689	$86,368
Obligations of U.S. Government sponsored entities	216,889	200,284	197,320	195,920
Total held-to-maturity debt securities	$303,524	$280,917	$284,009	$282,288

The increase in unrealized losses, which reflects the amount that amortized cost exceeds fair value, related to the available-for-sale debt portfolio was due primarily to changes in market interest rates during the first three months of 2022. Management’s policy is to purchase investment grade securities that on average have relatively short duration, which helps mitigate interest rate risk and provides sources of liquidity without significant risk to capital.

For available-for-sale debt securities in an unrealized loss position, the Company evaluates the securities to determine whether the decline in the fair value below the amortized cost basis (technical impairment) is the result of changes in interest rates or reflects a fundamental change in the credit worthiness of the underlying issuer. Any impairment that is not credit related is recognized in other comprehensive income (loss), net of applicable taxes. Credit-related impairment is recognized as an allowance for credit losses ("ACL") on the Statements of Condition, limited to the amount by which the amortized cost basis exceeds the fair value, with a corresponding adjustment to earnings. Both the ACL and the adjustment to net income may be reversed if conditions change.

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

Management measures expected credit losses on held-to-maturity debt securities on a collective basis by major security type with each type sharing similar risk characteristics and considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts. Management has made the accounting policy election to exclude accrued interest receivable on held-to-maturity debt securities from the estimate of credit losses. As of March 31, 2022, the held-to-

maturity portfolio consisted of U.S. Treasury securities and securities issued by U.S. government-sponsored enterprises, including The Federal National Mortgage Agency and the Federal Farm Credit Banks Funding Corporation. U.S. Treasury securities are backed by the full faith and credit of and/or guaranteed by the U.S. government, and it is expected that the securities will not be settled at prices less than the amortized cost bases of the securities. Securities issued by U.S. government agencies or U.S. government-sponsored enterprises carry the explicit and/or implicit guarantee of the U.S. government, are widely recognized as "risk-free," and have a long history of zero credit loss. As such, the Company did not record an allowance for credit losses for these securities as of March 31, 2022.

The Company did not recognize any net credit impairment charge to earnings on investment securities in the first quarter of 2022.

Loans and Leases
Loans and leases as of the end of the first quarter and prior year-end periods were as follows:

(In thousands)	03/31/2022	12/31/2021
Commercial and industrial
Agriculture	$81,269	$99,172
Commercial and industrial other	708,626	699,121
PPP loans	24,095	71,260
Subtotal commercial and industrial	813,990	869,553
Commercial real estate
Construction	185,503	178,582
Agriculture	199,652	195,973
Commercial real estate other	2,292,099	2,278,599
Subtotal commercial real estate	2,677,254	2,653,154
Residential real estate
Home equity	179,798	182,671
Mortgages	1,312,913	1,290,911
Subtotal residential real estate	1,492,711	1,473,582
Consumer and other
Indirect	3,857	4,655
Consumer and other	66,601	67,396
Subtotal consumer and other	70,458	72,051
Leases	13,881	13,948
Total loans and leases	5,068,294	5,082,288
Less: unearned income and deferred costs and fees	(4,843)	(6,821)
Total loans and leases, net of unearned income and deferred costs and fees	$5,063,451	$5,075,467

Total loans and leases of $5.1 billion at March 31, 2022 were down $12.0 million or 0.2% from December 31, 2021. The decrease was mainly in PPP loans, which were down $47.2 million to $24.1 million at March 31, 2022, from $71.3 million at December 31, 2021. Excluding PPP loans, total loans at March 31, 2022 were up $35.1 million or 0.7% from December 31, 2021. As of March 31, 2022, total loans and leases represented 64.2% of total assets compared to 64.9% of total assets at December 31, 2021.

Residential real estate loans, including home equity loans were $1.5 billion at March 31, 2022, up $19.1 million or 1.3% compared to December 31, 2021, and comprised 29.5% of total loans and leases at March 31, 2022. Changes in residential loan balances are impacted by the Company’s decision to retain these loans or sell them in the secondary market due to interest rate considerations. The Company’s Asset/Liability Committee meets regularly and establishes standards for selling and retaining residential real estate mortgage originations.

The Company may sell residential real estate loans in the secondary market based on interest rate considerations. These residential real estate loans are generally sold to Federal Home Loan Mortgage Corporation ("FHLMC") or State of New York Mortgage Agency ("SONYMA") without recourse in accordance with standard secondary market loan sale agreements. These residential real estate loans also are subject to customary representations and warranties made by the Company, including representations and warranties related to gross incompetence and fraud. The Company has not had to repurchase any loans as a result of these representations and warranties.

During the first three months of 2022 and 2021, the Company sold residential loans totaling $135,000 and $10.5 million, respectively, recognizing gains on these sales of $4,000 and $429,000, respectively. These residential real estate loans were sold without recourse in accordance with standard secondary market loan sale agreements. When residential mortgage loans are sold, the Company typically retains all servicing rights, which provides the Company with a source of fee income. Mortgage servicing rights totaled $1.0 million at both March 31, 2022 and December 31, 2021.

Commercial real estate loans and commercial and industrial loans totaled $2.7 billion and $814.0 million, respectively, and represented 52.9% and 16.1%, respectively of total loans as of March 31, 2022. The commercial real estate portfolio was up $24.1 million or 0.9% over year-end 2021, while commercial and industrial loans were down $55.6 million or 6.4% from year-end 2021. The decrease in commercial and industrial loans over year-end 2021 was mainly in PPP loans, which were down $47.2 million or 66.2% to $24.1 million at March 31, 2022.

As of March 31, 2022, agriculturally-related loans totaled $280.9 million or 5.5% of total loans and leases, compared to $295.1 million or 5.8% of total loans and leases at December 31, 2021. Agriculturally-related loans include loans to dairy farms and crop farms. Agricultural-related loans are primarily made based on identified cash flows of the borrower with consideration given to underlying collateral, personal guarantees, and government related guarantees. Agriculturally-related loans are generally secured by the assets or property being financed or other business assets such as accounts receivable, livestock, equipment or commodities/crops.
The Company has adopted comprehensive lending policies, underwriting standards and loan review procedures. Management reviews these policies and procedures on a regular basis. The Company discussed its lending policies and underwriting guidelines for its various lending portfolios in Note 4 – "Loans and Leases" in the Notes to Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. There have been no significant changes in these policies and guidelines since the date of that report. The Company’s Board of Directors approves the lending policies at least annually. The Company recognizes that exceptions to policy guidelines may occasionally occur and has established procedures for approving exceptions to these policy guidelines. Management has also implemented reporting systems to monitor loan originations, loan quality, concentrations of credit, loan delinquencies and nonperforming loans and potential problem loans.

The Company’s loan and lease customers are located primarily in the New York and Pennsylvania communities served by its subsidiary bank. Although operating in numerous communities in New York State and Pennsylvania, the Company is still dependent on the general economic conditions of these states and the local economic conditions of the communities within those states in which the Company does business.

Allowance for Credit Losses

The below tables represents the allowance for credit losses as of March 31, 2022 and December 31, 2021. The tables provide, as of the dates indicated, an allocation of the allowance for credit losses for inherent loan losses by type. The allocation is neither indicative of the specific amounts or the loan categories in which future charge-offs may occur, nor is it an indicator of future loss trends. The allocation of the allowance for credit losses to each category does not restrict the use of the allowance to absorb losses in any category.

(In thousands)	3/31/2022	12/31/2021
Allowance for credit losses
Commercial and industrial	$7,027	$6,335
Commercial real estate	22,982	24,813
Residential real estate	10,447	10,139
Consumer and other	1,588	1,492
Finance leases	82	64
Total	$42,126	$42,843

As of March 31, 2022, the total allowance for credit losses for loans was $42.1 million, down $717,000 or 1.7% compared to December 31, 2021. The ACL as a percentage of total loans measured 0.83% at March 31, 2022, compared to 0.84% at December 31, 2021.

The decrease in the ACL from year-end 2021 was driven by continued improvements in unemployment forecasts and decreases in qualitative adjustments used in our model, offset by an increase due to lower forecasted GDP growth. Qualitative reserves established in 2020 and 2021 as a result of the COVID-19 pandemic to address specific portfolios with increased risk characteristics, including loans in our hotel portfolio, and loans in our deferral program, continue to move lower as a result of improved conditions in the hotel industry and payment performance of loans coming out of the deferral program. Although we have seen improved occupancy rates in the hospitality industry in recent months, resulting in a decrease of qualitative reserves, we continue to closely monitor this industry.

Asset quality measures at March 31, 2022 were generally favorable compared to December 31, 2021. Loans internally-classified Special Mention or Substandard were down $2.5 million or 1.8% compared to December 31, 2021. Nonperforming loans and leases were down $893,000 or 2.9% from year end 2021 and represented 0.60% of total loans at March 31, 2022 compared to 0.61% at December 31, 2021. The allowance for credit losses covered 139.20% of nonperforming loans and leases as of March 31, 2022, compared to 137.51% at December 31, 2021. The Company had net recoveries of $17,000 in the first quarter of 2022, compared to net recoveries of $180,000 for the same period in 2021.

Activity in the Company’s allowance for credit losses during the first three months of 2022 and 2021 is illustrated in the table below:

Analysis of the Allowance for Credit Losses
(In thousands)	3/31/2022	3/31/2021
Average loans outstanding during period	$5,055,948	$5,291,295
Balance of allowance at beginning of year	42,843	51,669
LOANS CHARGED-OFF:
Commercial and industrial	23	116
Commercial real estate	27	0
Consumer and other	196	91
Total loans charged-off	$246	$207
RECOVERIES OF LOANS PREVIOUSLY CHARGED-OFF:
Commercial and industrial	20	97
Commercial real estate	42	213
Residential real estate	109	34
Consumer and other	92	43
Total loans recovered	$263	$387
Net loans recovered	(17)	(180)
Credit for credit losses related to loans	(734)	(2,510)
Balance of allowance at end of period	$42,126	$49,339
Allowance for credit losses as a percentage of total loans and leases	0.83%	0.93%
Annualized net (recoveries) charge-offs on loans to average total loans and leases during the period	0.00%	(0.01)%

The provision for credit losses for loans was a credit of $734,000 for the three months ended March 31, 2022, compared to a credit of $2.5 million for the same period in 2021. The provision expense for credit losses related to loans is based upon the Company's quarterly evaluation of the appropriateness of the allowance for credit losses. As discussed above, the ACL model estimated lower reserves at Q1 2022 compared to year-end 2021, mainly driven by improving macroeconomic conditions, the need for lower qualitative reserves related to risks related to COVID-19 and improving asset quality metrics. As such, the provision for credit losses for loans for the first three months of 2022 was a credit of $734,000.

Allowance for Credit Losses on Off-Balance Sheet Credit Exposures

Financial instruments include off-balance sheet credit instruments, such as commitments to make loans, and commercial letters of credit. The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for off-balance sheet loan commitments is represented by the contractual amount of those instruments. Such financial instruments are recorded when they are funded. The Company records an allowance for credit losses on off-balance sheet credit exposures, unless the commitments to extend credit are unconditionally cancelable, through a charge to credit loss expense for off-balance sheet credit exposures included in provision for credit loss expense in the Company's consolidated statements of income.

For the three months ended March 31, 2022, the provision for credit losses for off-balance sheet credit exposures was $214,000 compared to $680,000 for the same period in 2021. The provision in 2022 was driven by an increase in off-balance sheet exposures, specifically commercial real estate loan commitments.

Analysis of Past Due and Nonperforming Loans
(In thousands)	3/31/2022	12/31/2021	3/31/2021
Loans 90 days past due and accruing
Commercial real estate	$0	$0	$0
Consumer and other	0	0	0
Total loans 90 days past due and accruing	$0	$0	$0
Nonaccrual loans
Commercial and industrial	806	533	768
Commercial real estate	13,623	13,893	27,847
Residential real estate	10,200	11,178	12,745
Consumer and other	571	429	296
Total nonaccrual loans	$25,200	$26,033	$41,656
Troubled debt restructurings not included above	5,064	5,124	6,069
Total nonperforming loans and leases	$30,264	$31,157	$47,725
Other real estate owned	88	135	88
Total nonperforming assets	$30,352	$31,292	$47,813
Allowance as a percentage of nonperforming loans and leases	139.20%	137.51%	103.38%
Total nonperforming loans and leases as percentage of total loans and leases	0.60%	0.61%	0.90%
Total nonperforming assets as percentage of total assets	0.38%	0.40%	0.59%

Nonperforming assets include nonaccrual loans, TDR, and foreclosed real estate/other real estate owned. Total nonperforming assets of $30.4 million at March 31, 2022 were down $940,000 or 3.0% compared to December 31, 2021, and down $17.5 million or 36.5% compared to March 31, 2021. The decrease in nonperforming assets from March 31, 2021, was mainly in the commercial real estate and residential real estate portfolios. The decrease in commercial real estate loans from March 31, 2021, was due to the payoff of one relationship totaling $11.8 million in the hospitality industry and a $6.0 million charge-off of another relationship that included two loans in the hospitality industry during the fourth quarter of 2021. Nonperforming assets represented 0.38% of total assets at March 31, 2022, down from 0.40% at December 31, 2021, and from 0.59% at March 31, 2021. The Company’s ratio of nonperforming assets to total assets is in line with our peer group’s most recent ratio of 0.41% at December 31, 2021.

Loans are considered modified in a TDR when, due to a borrower’s financial difficulties, the Company makes a concession(s) to the borrower that it would not otherwise consider and the borrower could not obtain elsewhere. These modifications may include, among others, an extension of the term of the loan, and granting a period when interest-only payments can be made, with the principal payments made over the remaining term of the loan or at maturity. TDRs are included in the above table within the following categories: "loans 90 days past due and accruing", "nonaccrual loans", or "troubled debt restructurings not included above". Loans in the latter category include loans that meet the definition of a TDR but are performing in accordance with the modified terms and have shown a satisfactory period of repayment (generally six consecutive months) and where full collection of all is reasonably assured. At March 31, 2022, the Company had $6.3 million in TDRs, and of that total $1.2 million were reported as nonaccrual and $5.1 million were considered performing and included in the table above.

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

The ratio of the allowance to nonperforming loans and leases (loans past due 90 days and accruing, nonaccrual loans and restructured troubled debt) was 139.20% at March 31, 2022, compared to 137.51% at December 31, 2021, and 103.38% at March 31, 2021. The Company’s nonperforming loans and leases are mostly comprised of collateral dependent impaired loans with limited exposure or loans that require limited specific reserve due to the level of collateral available with respect to these loans and/or previous charge-offs.

The Company, through its internal loan review function, identified 21 commercial relationships totaling $27.5 million at March 31, 2022 that were potential problem loans. At December 31, 2021, the Company had identified 25 relationships totaling $36.5 million that were potential problem loans. Of the 21 commercial relationships at March 31, 2022 that were Substandard, there were 7 relationships that equaled or exceeded $1.0 million, which in aggregate totaled $23.2 million, the largest of which was $7.4 million. The potential problem loans remain in a performing status due to a variety of factors, including payment history, the value of collateral supporting the credits, and personal or government guarantees. These factors, when considered in the aggregate, give management reason to believe that the current risk exposure on these loans does not warrant accounting for these loans as nonperforming. However, these loans do exhibit certain risk factors, which have the potential to cause them to become nonperforming. Accordingly, management’s attention is focused on these credits, which are reviewed on at least a quarterly basis.

Capital

Total equity was $657.5 million at March 31, 2022, a decrease of $71.4 million or 9.8% from December 31, 2021. The decrease was mainly a result of the increase in accumulated other comprehensive loss, reflecting the change in unrealized gains/loss on available-for-sale securities from an unrealized loss of $14.6 million at December 31, 2021 to an unrealized loss of $95.0 million at March 31, 2022. The decrease was partially offset by an increase in retained earnings.

Additional paid-in capital decreased from $312.5 million at December 31, 2021, to $305.9 million at March 31, 2022. The decrease was primarily attributable to a $10.4 million aggregate purchase price related to the Company's repurchase and retirement of 130,168 shares of its common stock during the first quarter of 2022 pursuant to its publicly announced stock repurchase plan, partially offset by $2.9 million related to shares issued for the employee stock ownership program and $945,000 related to stock based compensation. Retained earnings increased by $14.9 million from $475.3 million at December 31, 2021, to $490.2 million at March 31, 2022, reflecting net income of $23.3 million less dividends of $8.3 million. Accumulated other comprehensive loss increased from a net loss of $56.0 million at December 31, 2021, to a net loss of $135.8 million at March 31, 2022, reflecting a $80.4 million increase in unrealized losses on available-for-sale debt securities due to changes in market rates coupled with a $506,000 decrease related to post-retirement benefit plans.

Cash dividends paid in the first three months of 2022 totaled approximately $8.3 million or $0.57 per common share, representing 35.8% of year to date 2022 earnings through March 31, 2022, and were up 5.6% over cash dividends of $8.0 million or $0.54 per common share paid in the first three months of 2021.

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

In addition to setting higher minimum capital ratios, the Basel III Capital Rules introduced a 2.5% capital conservation buffer, which has been fully phased in and must be added to each of the minimum capital ratios and is designed to absorb losses during periods of economic stress.

The following table provides a summary of the Company’s capital ratios as of March 31, 2022:

Regulatory Capital Analysis
March 31, 2022	Actual		Minimum Capital Required - Basel III Fully Phased-In		Well Capitalized Requirement
(dollar amounts in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk weighted assets)	$743,353	14.23%	$548,588	10.50%	$522,464	10.00%
Tier 1 Capital (to risk weighted assets)	697,063	13.34%	444,095	8.50%	417,971	8.00%
Tier 1 Common Equity (to risk weighted assets)	697,063	13.34%	365,725	7.00%	339,602	6.50%
Tier 1 Capital (to average assets)	697,063	8.89%	313,543	4.00%	391,928	5.00%

As of March 31, 2022, the Company’s capital ratios exceeded the minimum required capital ratios plus the fully phased-in capital conservation buffer, and the minimum required capital ratios for well capitalized institutions. The capital levels required to be considered well capitalized, presented in the above table, are based upon prompt corrective action regulations, as amended to reflect the changes under Basel III Capital Rules.

Total capital as a percent of risk weighted assets increased to 14.2% at March 31, 2022, compared with 14.2% as of December 31, 2021. Tier 1 capital as a percent of risk weighted assets remained unchanged from 13.3% at the end of 2021 to 13.3% as of March 31, 2022. Tier 1 capital as a percent of average assets was 8.9% at March 31, 2022, which is up from 8.7% at December 31, 2021. Common equity Tier 1 capital was 13.3% at the end of the first quarter of 2022, unchanged from 13.3% at the end of 2021.

As of March 31, 2022, the capital ratios for the Company’s subsidiary banks also exceeded the minimum required capital ratios plus the fully phased-in capital conservation buffer, and the minimum required capital ratios for well capitalized institutions.

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

Deposits and Other Liabilities

Total deposits of $7.0 billion at March 31, 2022 were up $225.3 million or 3.3% from December 31, 2021. The increase from year-end was primarily in checking, money market and savings balances, which collectively were up $247.4 million or 6.2% from year end 2021. The majority of the increase was in money market deposit balances and reflects growth in municipal deposits. Noninterest bearing deposits were flat compared to year-end 2021 and time deposits were down $23.7 million or 3.7%, respectively, from year-end 2021.

The most significant source of funding for the Company is core deposits. The Company defines core deposits as total deposits less time deposits of $250,000 or more, brokered deposits and municipal money market deposits and reciprocal deposit relationships with municipalities. Core deposits were up by $110.6 million or 1.9% from year-end 2021, to $5.9 billion at March 31, 2022. Core deposits represented 84.0% of total deposits at March 31, 2022, compared to 85.1% of total deposits at December 31, 2021.

The Company uses both retail and wholesale repurchase agreements. Retail repurchase agreements are arrangements with local customers of the Company, in which the Company agrees to sell securities to the customer with an agreement to repurchase those securities at a specified later date. Retail repurchase agreements totaled $57.1 million at March 31, 2022, and $66.8 million at December 31, 2021. Management generally views local repurchase agreements as an alternative to large time deposits.

The Company’s other borrowings totaled $60.0 million at March 31, 2022, compared to $124.0 at December 31, 2021. The decrease in borrowings was primarily due to the prepayment of $50.0 million of FHLB term advances, with no prepayment penalties. Borrowings at March 31, 2022 represented $60.0 million of FHLB term advances. The $124.0 million in borrowings at December 31, 2021, represented $14.0 million in overnight advances from the FHLB and $110.0 million in term advances from the FHLB. Of the $60.0 million in FHLB term advances at March 31, 2022, $50.0 million was due in over one year.

Liquidity

As of March 31, 2022, the Company had not experienced any significant impact to our liquidity or funding capabilities as a result of the COVID-19 pandemic. The Company is participating in the PPP under the CARES Act and at March 31, 2022, PPP loans totaled $24.1 million. The Company has a long-standing liquidity plan in place that is designed to ensure that appropriate liquidity resources are available to fund the balance sheet. Additionally, given the uncertainties related to the impact of the COVID-19 crisis on liquidity, the Company has confirmed the availability of funds at the FHLB of NY and confirmed availability of Federal Fund lines with correspondent bank partners.

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

Core deposits, discussed above under "Deposits and Other Liabilities", are a primary and low-cost funding source obtained primarily through the Company’s branch network. In addition to core deposits, the Company uses non-core funding sources to support asset growth. These non-core funding sources include time deposits of $250,000 or more, brokered deposits, municipal money market deposits, reciprocal deposits, bank borrowings, securities sold under agreements to repurchase, overnight and term advances from the FHLB and other funding sources. Rates and terms are the primary determinants of the mix of these funding sources. Non-core funding sources of $1.2 billion at March 31, 2022 increased $41.1 million or 3.4% as compared to year end 2021. Non-core funding sources, as a percentage of total liabilities, were 17.2% at March 31, 2022, compared to 17.0% at December 31, 2021.

Non-core funding sources may require securities to be pledged against the underlying liability. Securities carried at $1.6 billion at March 31, 2022 and at $1.4 billion at December 31, 2021, were either pledged or sold under agreements to repurchase. Pledged securities represented 66.7% of total securities at March 31, 2022, compared to 59.4% of total securities at December 31, 2021.

Cash and cash equivalents totaled $175.1 million as of March 31, 2022 which increased from $63.1 million at December 31, 2021. Short-term investments, consisting of securities due in one year or less, decreased from $77.9 million at December 31, 2021, to $58.9 million at March 31, 2022.

Cash flow from the loan and investment portfolios provides a significant source of liquidity. These assets may have stated maturities in excess of one year, but have monthly principal reductions. Total mortgage-backed securities, at fair value, were $902.1 million at March 31, 2022 compared with $947.7 million at December 31, 2021. Outstanding principal balances of residential mortgage loans, consumer loans, and leases totaled approximately $1.6 billion at March 31, 2022, up $17.5 million or 1.1% compared with year end 2021. Aggregate amortization from monthly payments on these assets provides significant additional cash flow to the Company.

The Company's liquidity is enhanced by ready access to national and regional wholesale funding sources including Federal funds purchased, repurchase agreements, brokered deposits, and FHLB advances. Through its subsidiary bank, the Company has borrowing relationships with the FHLB and correspondent banks, which provide secured and unsecured borrowing capacity. As members of the FHLB, the Company can use certain unencumbered mortgage-related assets and securities to secure borrowings from the FHLB. At March 31, 2022, the established borrowing capacity with the FHLB was $1.47 billion, with available unencumbered mortgage-related assets of $1.41 billion. Additional assets may also qualify as collateral for FHLB advances, upon approval of the FHLB.

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

Accounting Standard Update ("ASU") ASU 2022-01, "Derivatives and Hedging (Topic 815)" ("ASU 2022-01") clarifies the guidance in ASC 815 on fair value hedge accounting of interest rate risk for portfolios and financial assets. Among other things, the amended guidance established the “last-of-layer” method for making the fair value hedge accounting for these portfolios more accessible and renamed that method the “portfolio layer” method. ASU 2022-01 is effective January 1, 2023 and is not expected to have a significant impact on our consolidated financial statements.

ASU 2022-02, "Financial Instruments - Credit Losses (Topic 326)" ("ASU 2022-02") eliminates the guidance on troubled debt restructurings and requires entities to evaluate all loan modifications to determine if they result in a new loan or a continuation of the existing loan. ASU 2022-02 also requires that entities disclose current-period gross charge-offs by year of origination for loans and leases. ASU 2022-02 is effective January 1, 2023, with early adoption permitted. Tompkins is currently assessing the impact that ASU 2022-02 will have on our consolidated financial statements.

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

The Company’s Board of Directors has set a policy that interest rate risk exposure will remain within a range whereby net interest income will not decline by more than 10% in one year as a result of a 100 basis point parallel change in rates. Based upon the simulation analysis performed as of February 28, 2022, a 200 basis point parallel upward change in interest rates over a one-year time frame would result in a one-year decrease in net interest income from the base case of approximately 3.2%, while a 100 basis point parallel decline in interest rates over a one-year period would result in a one year decrease in net interest income of 1.3% from the base case. The simulation assumes no balance sheet growth and no management action to address balance sheet mismatches.

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

The down 100 rate scenario increases net interest income slightly in the first year as a result of the Company's assets repricing downward to a lesser degree than the rates on the Company's interest-bearing liabilities, mainly deposits and overnight borrowings. Rates on savings and money market accounts have moved down and are at or near historically low levels allowing for minimal interest expense relief in the first year of a declining rate scenario. In addition, the model assumes that prepayments accelerate in the down interest rate environment resulting in additional pressure on asset yields as proceeds are reinvested at lower rates.

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

In addition to the simulation analysis, management uses an interest rate gap measure. The table below is a Condensed Static Gap Report, which illustrates the anticipated repricing intervals of assets and liabilities as of March 31, 2022. The Company’s one-year net interest rate gap was a negative $352.8 million or 4.5% of total assets at March 31, 2022, compared with a negative $331.5 million or 4.24% of total assets at December 31, 2021. A negative gap position exists when the amount of interest-bearing liabilities maturing or repricing exceeds the amount of interest-earning assets maturing or repricing within a particular time period. This analysis suggests that the Company’s net interest income contains a higher degree of risk in a rising rate environment over the next 12 months. An interest rate gap measure could be significantly affected by external factors such as a rise or decline in interest rates, loan or securities prepayments, and deposit withdrawals.

Condensed Static Gap - March 31, 2022			Repricing Interval
(In thousands)	Total	0-3 months	3-6 months	6-12 months	Cumulative 12 months

Interest-earning assets[1]	$7,637,321	$1,214,966	$331,799	$630,689	$2,177,454
Interest-bearing liabilities	4,996,464	2,173,252	148,776	208,194	2,530,222
Net gap position		(958,286)	183,023	422,495	(352,768)
Net gap position as a percentage of total assets		(12.14)%	2.32%	5.35%	(4.47)%
 1 Balances of available securities are shown at amortized cost

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2022.

Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this Report on Form 10-Q, the Company’s disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting
There were no changes in the Company's internal control over financial reporting that occurred during the quarter ended March 31, 2022, that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

The Company is subject to various claims and legal actions that arise in the ordinary course of conducting business. As of March 31, 2022, management, after consultation with legal counsel, does not anticipate that the aggregate ultimate liability arising out of litigation pending or threatened against the Company or its subsidiaries will be material to the Company's consolidated financial position. On at least a quarterly basis, the Company assesses its liabilities and contingencies in connection with such legal proceedings. Although the Company does not believe that the outcome of pending litigation will be material to the Company's consolidated financial position, it cannot rule out the possibility that such outcomes will be material to the consolidated results of operations for a particular reporting period in the future.

Item 1A. Risk Factors

There have been no material changes in the risk factors previously disclosed under Item 1A. of the Company’s Annual Report on Form 10-K, for the fiscal year ended December 31, 2021.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
	(a)	(b)	(c)	(d)
January 1, 2022 through January 31, 2022	26,765	$82.16	24,885	342,912
February 1, 2022 through February 28, 2022	46,805	79.12	46,141	296,771
March 1, 2022 through March 31, 2022	59,142	79.08	59,142	237,629
Total	132,712	$79.71	130,168	237,629

Included above are 1,880 shares purchased in January 2022, at an average cost of $83.18, and 638 shares purchased in February 2022, at an average cost of $80.94, by the trustee of the rabbi trust established by the Company under the Company’s Stock Retainer Plan For Eligible Directors of Tompkins Financial Corporation and Participating Subsidiaries, which were part of the director deferred compensation under that plan.  In addition, the table includes 26 shares delivered to the Company in February 2022 at an average cost of $80.26 to satisfy mandatory tax withholding requirements upon vesting of restricted stock under the Company's 2009 Equity Plan.

On October 22, 2021, the Company’s Board of Directors authorized a share repurchase plan (the "2021 Repurchase Plan") for the repurchase of up to 400,000 shares of the Company’s common stock over the 24 months following adoption of the plan. Shares may be repurchased from time to time under the 2021 Repurchase Plan in open market transactions at prevailing market prices, in privately negotiated transactions, or by other means in accordance with federal securities laws, and the repurchase program may be suspended, modified or terminated by the Board of Directors at any time for any reason. Under the 2021 Repurchase Plan, the Company had repurchased 162,371 shares through March 31, 2022, at an average cost of $79.85.

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
** Attached as Exhibit 101 to this report are the following formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Condition as of March 31, 2022 and December 31, 2021; (ii) Consolidated Statements of Income for the three months ended March 31, 2022 and 2021; (iii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2022 and 2021; (iv) Consolidated Statements of Cash Flows for the three months ended March 31, 2022 and 2021; (v) Consolidated Statements of Changes in Shareholders' Equity for the three months ended March 31, 2022 and 2021; and (vi) Notes to Unaudited Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:     May 9, 2022

TOMPKINS FINANCIAL CORPORATION

By:	/s/ Stephen S. Romaine
Stephen S. Romaine
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Francis M. Fetsko
Francis M. Fetsko
Executive Vice President, Chief Financial Officer, and Chief Operating Officer
(Principal Financial Officer)
(Principal Accounting Officer)