Form 10-Q
period 2022-06-30
TOMPKINS FINANCIAL CORP
filed 2022-08-08
CIK 1005817

United States
Securities and Exchange Commission
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

Indicate the number of shares of the Registrant's Common Stock outstanding as of the latest practicable date: 14,490,602 shares as of August 02, 2022.

TOMPKINS FINANCIAL CORPORATION

FORM 10-Q

Item 1. Financial Statements

TOMPKINS FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CONDITION

(In thousands, except share and per share data)	As of	As of
ASSETS	06/30/2022	12/31/2021
	(unaudited)	(audited)
Cash and noninterest bearing balances due from banks	$20,878	$23,078
Interest bearing balances due from banks	59,514	40,029
Cash and Cash Equivalents	80,392	63,107

Available-for-sale debt securities, at fair value (amortized cost of $2,075,020 at June 30, 2022 and $2,063,790 at December 31, 2021)	1,891,718	2,044,513
Held-to-maturity securities, at amortized cost (fair value of $274,660 at June 30, 2022 and $282,288 December 31, 2021)	312,315	284,009
Equity securities, at fair value (amortized cost $818 at June 30, 2022 and $902 at December 31, 2021)	818	902
Total loans and leases, net of unearned income and deferred costs and fees	5,162,503	5,075,467
Less: Allowance for credit losses	43,793	42,843
Net Loans and Leases	5,118,710	5,032,624

Federal Home Loan Bank and other stock	17,913	10,996
Bank premises and equipment, net	83,661	85,416
Corporate owned life insurance	87,093	86,495
Goodwill	92,447	92,447
Other intangible assets, net	3,124	3,643
Accrued interest and other assets	154,270	115,830
Total Assets	$7,842,461	$7,819,982
LIABILITIES
Deposits:
Interest bearing:
Checking, savings and money market	3,966,965	4,016,025
Time	594,853	639,674
Noninterest bearing	2,207,703	2,135,736
Total Deposits	6,769,521	6,791,435

Federal funds purchased and securities sold under agreements to repurchase	50,075	66,787
Other borrowings	295,600	124,000
Other liabilities	102,947	108,819
Total Liabilities	$7,218,143	$7,091,041
EQUITY
Tompkins Financial Corporation shareholders' equity:
Common Stock - par value $0.10 per share: Authorized 25,000,000 shares; Issued: 14,540,514 at June 30, 2022; and 14,696,911 at December 31, 2021	1,454	1,470
Additional paid-in capital	303,335	312,538
Retained earnings	502,770	475,262
Accumulated other comprehensive loss	(178,869)	(55,950)
Treasury stock, at cost – 123,030 shares at June 30, 2022, and 124,709 shares at December 31, 2021	(5,847)	(5,791)
Total Tompkins Financial Corporation Shareholders’ Equity	622,843	727,529

Noncontrolling interests	1,475	1,412
Total Equity	$624,318	$728,941
Total Liabilities and Equity	$7,842,461	$7,819,982

See notes to unaudited consolidated financial statements.

TOMPKINS FINANCIAL CORPORATION
 CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Six Months Ended
(In thousands, except per share data) (Unaudited)	06/30/2022	06/30/2021	06/30/2022	06/30/2021
INTEREST AND DIVIDEND INCOME
Loans	$52,505	$53,653	$103,636	$107,860
Due from banks	64	45	105	130
Available-for-sale debt securities	7,063	5,626	13,833	10,876
Held-to-maturity securities	1,201	312	2,330	312
Federal Home Loan Bank and other stock	120	199	225	412
Total Interest and Dividend Income	60,953	59,835	120,129	119,590
INTEREST EXPENSE
Time certificates of deposits of $250,000 or more	400	567	826	1,206
Other deposits	1,647	2,235	3,267	4,747
Federal funds purchased and securities sold under agreements to repurchase	15	15	31	31
Trust preferred debentures	0	821	0	996
Other borrowings	629	1,351	1,129	2,727
Total Interest Expense	2,691	4,989	5,253	9,707
Net Interest Income	58,262	54,846	114,876	109,883
Less: Provision (credit) for credit loss expense	856	(3,071)	336	(4,901)
Net Interest Income After Credit for Credit Loss Expense	57,406	57,917	114,540	114,784
NONINTEREST INCOME
Insurance commissions and fees	8,429	8,054	17,746	17,220
Investment services income	4,596	4,717	9,513	9,390
Service charges on deposit accounts	1,756	1,471	3,535	2,941
Card services income	2,959	2,951	5,502	5,334
Other income	1,241	1,665	2,717	3,639
Net (loss) gain on securities transactions	(37)	0	(84)	317
Total Noninterest Income	18,944	18,858	38,929	38,841
NONINTEREST EXPENSE
Salaries and wages	24,396	23,992	47,668	46,652
Other employee benefits	6,341	6,626	12,138	12,110
Net occupancy expense of premises	3,131	3,561	6,672	7,023
Furniture and fixture expense	2,004	2,204	3,995	4,154
Amortization of intangible assets	219	329	437	659
Other operating expense	13,029	10,730	25,049	21,355
Total Noninterest Expenses	49,120	47,442	95,959	91,953
Income Before Income Tax Expense	27,230	29,333	57,510	61,672
Income Tax Expense	6,329	6,471	13,305	13,151
Net Income Attributable to Noncontrolling Interests and Tompkins Financial Corporation	20,901	22,862	44,205	48,521
Less: Net Income Attributable to Noncontrolling Interests	32	31	63	64
Net Income Attributable to Tompkins Financial Corporation	$20,869	$22,831	$44,142	$48,457
Basic Earnings Per Share	$1.45	$1.55	$3.06	$3.28
Diluted Earnings Per Share	$1.45	$1.54	$3.05	$3.26

See notes to unaudited consolidated financial statements.

TOMPKINS FINANCIAL CORPORATION
 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended
(In thousands) (Unaudited)	06/30/2022	06/30/2021
Net income attributable to noncontrolling interests and Tompkins Financial Corporation	$20,901	$22,862
Other comprehensive (loss) income, net of tax:

Available-for-sale debt securities:
Change in net unrealized gain/(loss) during the period	(43,449)	8,489
Reclassification adjustment for net realized gain on sale of available-for-sale debt securities included in net income	0	0

Employee benefit plans:
Amortization of net retirement plan actuarial loss	389	537
Amortization of net retirement plan prior service cost	40	42

Other comprehensive (loss) income	(43,020)	9,068

Subtotal comprehensive (loss) income attributable to noncontrolling interests and Tompkins Financial Corporation	(22,119)	31,930
Less: Net income attributable to noncontrolling interests	(32)	(31)
Total comprehensive (loss) income attributable to Tompkins Financial Corporation	$(22,151)	$31,899

	Six Months Ended
(In thousands) (Unaudited)	06/30/2022	06/30/2021
Net income attributable to noncontrolling interests and Tompkins Financial Corporation	$44,205	$48,521
Other comprehensive income, net of tax:

Available-for-sale debt securities:
Change in net unrealized gain/(loss) during the period	(123,854)	(16,757)
Reclassification adjustment for net realized gain on sale of available-for-sale debt securities included in net income	0	(249)

Employee benefit plans:
Amortization of net retirement plan actuarial loss	853	1,114
Amortization of net retirement plan prior service cost	82	84

Other comprehensive loss	(122,919)	(15,808)

Subtotal comprehensive (loss) income attributable to noncontrolling interests and Tompkins Financial Corporation	(78,714)	32,713
Less: Net income attributable to noncontrolling interests	(63)	(64)
Total comprehensive (loss) income attributable to Tompkins Financial Corporation	$(78,777)	$32,649

See notes to unaudited consolidated financial statements.

TOMPKINS FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
(In thousands) (Unaudited)	06/30/2022	06/30/2021
OPERATING ACTIVITIES
Net income attributable to Tompkins Financial Corporation	$44,142	$48,457
Adjustments to reconcile net income to net cash provided by operating activities:
Provision (credit) for credit loss expense	336	(4,901)
Depreciation and amortization of premises, equipment, and software	5,245	5,102
Amortization of intangible assets	437	659
Earnings from corporate owned life insurance	(593)	(1,111)
Net amortization on securities	3,280	6,869
Amortization/accretion related to purchase accounting	(511)	147
Net loss (gain) on securities transactions	84	(317)
Net gain on sale of loans originated for sale	(57)	(582)
Proceeds from sale of loans originated for sale	362	17,379
Loans originated for sale	(1,127)	(15,231)
Net gain on sale of bank premises and equipment	(41)	11
Net excess tax benefit from stock based compensation	29	251
Stock-based compensation expense	1,973	2,434
Decrease in accrued interest receivable	176	4,450
Decrease in accrued interest payable	(86)	(316)
Other, net	(2,132)	(12,808)
Net Cash Provided by Operating Activities	51,517	50,493
INVESTING ACTIVITIES
Proceeds from maturities, calls and principal paydowns of available-for-sale debt securities	134,653	257,771
Proceeds from sales of available-for-sale debt securities	0	38,924
Purchases of available-for-sale debt securities	(149,148)	(712,688)
Purchases of held-to-maturity securities	(28,320)	(151,817)
Net (increase) decrease in loans	(85,037)	85,006
Proceeds from sale/redemptions of Federal Home Loan Bank stock	25,148	3,557
Purchases of Federal Home Loan Bank and other stock	(32,065)	(3,166)
Proceeds from sale of bank premises and equipment	123	63
Purchases of bank premises, equipment and software	(4,774)	(1,955)
Redemption of corporate owned life insurance	0	169
Other, net	(142)	124
Net Cash Used in Investing Activities	(139,562)	(484,012)
FINANCING ACTIVITIES
Net increase in demand, money market, and savings deposits	22,907	435,312
Net decrease in time deposits	(44,583)	(35,799)
Net decrease in Federal funds purchased and securities sold under agreements to repurchase	(16,712)	(13,711)
Increase in other borrowings	235,600	0
Repayment of other borrowings	(64,000)	(20,000)
Redemption of trust preferred debentures	0	(5,150)
Cash dividends	(16,634)	(16,097)
Repurchase of common stock	(14,128)	(7,983)
Shares issued for dividend reinvestment plan	0	2
Shares issued for employee stock ownership plan	2,951	0
Net shares issued related to restricted stock awards	(29)	0
Net proceeds from exercise of stock options	(42)	(503)
Net Cash Provided by Financing Activities	105,330	336,071
Net Increase (Decrease) in Cash and Cash Equivalents	17,285	(97,448)
Cash and cash equivalents at beginning of period	63,107	388,462
Total Cash and Cash Equivalents at End of Period	$80,392	$291,014

See notes to unaudited consolidated financial statements.

TOMPKINS FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
(In thousands) (Unaudited)	06/30/2022	06/30/2021
Supplemental Information:
Cash paid during the year for - Interest	$5,578	$10,288
Cash paid during the year for - Taxes	10,871	19,341
Transfer of loans to other real estate owned	82	0
Right-of-use assets obtained in exchange for new lease liabilities	568	21

See notes to unaudited consolidated financial statements.

TOMPKINS FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

(In thousands except share and per share data) (Unaudited)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Non- controlling Interests	Total
Balances at April 1, 2021	$1,494	$333,247	$435,990	$(56,950)	$(5,288)	$1,443	$709,936
Net income attributable to noncontrolling interests and Tompkins Financial Corporation			22,831			31	22,862
Other comprehensive income				9,068			9,068
Total Comprehensive Income							31,930
Cash dividends ($0.54 per share)			(8,048)				(8,048)
Net exercise of stock options (5,377 shares)	1	(352)					(351)
Common stock repurchased and returned to unissued status (80,004 shares)	(8)	(6,467)					(6,475)
Shares issued for dividend reinvestment plan (32 shares)	0	2					2
Stock-based compensation expense		1,259					1,259
Directors deferred compensation plan (2,394 shares)		192			(192)		0
Restricted stock activity (2,317 shares)							0
Balances at June 30, 2021	$1,487	$327,881	$450,773	$(47,882)	$(5,480)	$1,474	$728,253

Balances at April 1, 2022	$1,460	$305,880	$490,200	$(135,849)	$(5,642)	$1,443	$657,492
Net income attributable to noncontrolling interests and Tompkins Financial Corporation			20,869			32	20,901
Other comprehensive loss				(43,020)			(43,020)
Total Comprehensive Income							(22,119)
Cash dividends ($0.57 per share)			(8,299)				(8,299)
Common stock repurchased and returned to unissued status (49,629 shares)	(5)	(3,753)					(3,758)
Stock-based compensation expense		1,028					1,028
Directors deferred compensation plan (2,688 shares)		205			(205)		0
Restricted stock activity (7,217 shares)	(1)	(25)					(26)
Balances at June 30, 2022	$1,454	$303,335	$502,770	$(178,869)	$(5,847)	$1,475	$624,318

(In thousands except share and per share data)(Unaudited)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Non- controlling Interests	Total
Balances at January 1, 2021	$1,496	$333,976	$418,413	$(32,074)	$(5,534)	$1,412	$717,689
Net income attributable to noncontrolling interests and Tompkins Financial Corporation			48,457			64	48,521
Other comprehensive loss				(15,808)			(15,808)
Total Comprehensive Income							32,713
Cash dividends ($1.08 per share)			(16,097)				(16,097)
Net exercise of stock options (8,110 shares)	1	(504)					(503)
Common stock repurchased and returned to unissued status (101,535 shares)	(10)	(7,973)					(7,983)
Shares issued for dividend reinvestment plan (32 shares)	0	2					2
Stock-based compensation expense		2,434					2,434
Directors deferred compensation plan (4,001 shares)		(54)			54		0
Restricted stock activity (5,213 shares)							0
Partial repurchase of noncontrolling interest						(2)	(2)
Balances at June 30, 2021	$1,487	$327,881	$450,773	$(47,882)	$(5,480)	$1,474	$728,253

Balances at January 1, 2022	$1,470	$312,538	$475,262	$(55,950)	$(5,791)	$1,412	$728,941
Net income attributable to noncontrolling interests and Tompkins Financial Corporation			44,142			63	44,205
Other comprehensive loss				(122,919)			(122,919)
Total Comprehensive Loss							(78,714)
Cash dividends ($1.14 per share)			(16,634)				(16,634)
Net exercise of stock options (630 shares)		(42)					(42)
Common stock repurchased and returned to unissued status (179,797 shares)	(18)	(14,110)					(14,128)
Stock-based compensation expense		1,973					1,973
Shares issued for employee stock ownership plan (37,454 shares)	4	2,947					2,951
Directors deferred compensation plan ((1,679) shares)		56			(56)		0
Restricted stock activity (14,684 shares)	(2)	(27)					(29)
Balances at June 30, 2022	$1,454	$303,335	$502,770	$(178,869)	$(5,847)	$1,475	$624,318

See notes to unaudited consolidated financial statements

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. Business

Tompkins Financial Corporation ("Tompkins" or the "Company") is headquartered in Ithaca, New York and is registered as a Financial Holding Company with the Federal Reserve Board under the Bank Holding Company Act of 1956, as amended. The Company is a locally oriented, community-based financial services organization that offers a full array of products and services, including commercial and consumer banking, leasing, trust and investment management, financial planning and wealth management, and insurance services. Effective January 1, 2022, the Company's four wholly-owned banking subsidiaries were combined into one bank, with the Bank of of Castile, Mahopac Bank, and VIST Bank merging with and into Tompkins Trust Company (the "Trust Company") with the Trust Company as the surviving institution. Immediately following the merger, the Trust Company changed its name to Tompkins Community Bank. At June 30, 2022, the Company had one wholly-owned banking subsidiary, Tompkins Community Bank. The Company also has a wholly-owned insurance agency subsidiary, Tompkins Insurance Agencies, Inc. ("Tompkins Insurance"). Tompkins Community Bank provides a full array of trust and investment services under the Tompkins Financial Advisors brand, including investment management, trust and estate, financial and tax planning as well as life, disability and long-term care insurance services. The Company’s principal offices are located at 118 E. Seneca Street, Ithaca, New York, 14850, and its telephone number is (888) 503-5753. The Company’s common stock is traded on the NYSE American under the symbol "TMP."

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

3. Securities

Available-for-Sale Debt Securities
The following tables summarize available-for-sale debt securities held by the Company at June 30, 2022 and December 31, 2021:

	Available-for-Sale Debt Securities
June 30, 2022	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(In thousands)
U.S. Treasuries	$191,051	$0	$16,949	$174,102
Obligations of U.S. Government sponsored entities	863,235	36	69,778	793,493
Obligations of U.S. states and political subdivisions	95,661	54	7,637	88,078
Mortgage-backed securities – residential, issued by
U.S. Government agencies	63,185	38	4,109	59,114
U.S. Government sponsored entities	859,388	18	84,835	774,571
U.S. corporate debt securities	2,500	0	140	2,360
Total available-for-sale debt securities	$2,075,020	$146	$183,448	$1,891,718

	Available-for-Sale Debt Securities
December 31, 2021	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(In thousands)
U.S. Treasuries	$160,291	$85	$2,542	$157,834
Obligations of U.S. Government sponsored entities	843,218	4,527	15,372	832,373
Obligations of U.S. states and political subdivisions	102,177	2,092	100	104,169
Mortgage-backed securities – residential, issued by
U.S. Government agencies	76,502	1,187	532	77,157
U.S. Government sponsored entities	879,102	5,735	14,281	870,556
U.S. corporate debt securities	2,500	0	76	2,424
Total available-for-sale debt securities	$2,063,790	$13,626	$32,903	$2,044,513

Held-to-Maturity Debt Securities
The following tables summarize held-to-maturity debt securities held by the Company at June 30, 2022 and December 31, 2021:

	Held-to-Maturity Securities
June 30, 2022	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(In thousands)
U.S. Treasuries	$86,582	$0	$9,237	$77,345
Obligations of U.S. Government sponsored entities	225,733	0	28,418	197,315
Total held-to-maturity debt securities	$312,315	$0	$37,655	$274,660

	Held-to-Maturity Securities
December 31, 2021	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(In thousands)
U.S. Treasuries	$86,689	$279	$600	$86,368
Obligations of U.S. Government sponsored entities	197,320	389	1,789	195,920
Total held-to-maturity debt securities	$284,009	$668	$2,389	$282,288

The Company may from time to time sell debt securities from its available-for-sale portfolio. Realized gains on sales of available-for-sale debt securities were $0 for the three and six months ended June 30, 2022 and $0 and $329,000 for the three and six months ended June 30, 2021. Realized losses on available-for-sale debt securities were $0 for both the three and six months ended June 30, 2022, and for the three and six months ended June 30, 2021. Proceeds from the sale of available-for-sale debt securities were $0 for the three and six months ended June 30, 2022, and $2.2 million and $38.9 million for the three and six months ended June 30, 2021, respectively. Sales of available-for-sale investment securities were the result of general investment portfolio and interest rate risk management. The Company's investment portfolio includes callable securities that may be called prior to maturity. There were no realized gains or losses on called available-for-sale debt securities for both the three and six months ended June 30, 2022 and June 30, 2021. The Company also recognized net losses of $36,700 and $83,700 for the three and six months ended June 30, 2022, and net losses of $0 and $12,000 for the three and six months ended June 30, 2021 on equity securities, reflecting the change in fair value.

The following table summarizes available-for-sale debt securities that had unrealized losses at June 30, 2022, and December 31, 2021:

June 30, 2022	Less than 12 Months		12 Months or Longer		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasuries	$169,550	$16,547	$4,552	$402	$174,102	$16,949
Obligations of U.S. Government sponsored entities	353,414	23,720	411,422	46,058	764,836	69,778
Obligations of U.S. states and political subdivisions	71,476	6,901	3,123	736	74,599	7,637
Mortgage-backed securities – residential, issued by
U.S. Government agencies	36,509	1,299	21,389	2,810	57,898	4,109
U.S. Government sponsored entities	520,389	35,937	250,441	48,898	770,830	84,835
U.S. corporate debt securities	0	0	2,360	140	2,360	140
Total available-for-sale debt securities	$1,151,338	$84,404	$693,287	$99,044	$1,844,625	$183,448

December 31, 2021	Less than 12 Months		12 Months or Longer		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasuries	$147,810	$2,542	$0	$0	$147,810	$2,542
Obligations of U.S. Government sponsored entities	362,895	6,694	289,210	8,678	652,105	15,372
Obligations of U.S. states and political subdivisions	9,700	85	1,283	15	10,983	100
Mortgage-backed securities – residential, issued by
U.S. Government agencies	22,074	160	16,846	372	38,920	532
U.S. Government sponsored entities	553,351	11,440	84,537	2,841	637,888	14,281
U.S. corporate debt securities	0	0	2,424	76	2,424	76
Total available-for-sale debt securities	$1,095,830	$20,921	$394,300	$11,982	$1,490,130	$32,903

The following table summarizes held-to-maturity debt securities that had unrealized losses at June 30, 2022 and December 31, 2021:

June 30, 2022	Less than 12 Months		12 Months or Longer		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasuries	$77,345	$9,237	$0	$0	$77,345	$9,237
Obligations of U.S. Government sponsored entities	197,315	28,418	$0	$0	$197,315	28,418
Total held-to-maturity debt securities	$274,660	$37,655	$0	$0	$274,660	$37,655

December 31, 2021	Less than 12 Months		12 Months or Longer		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasuries	$35,280	$600	$0	$0	$35,280	$600
Obligations of U.S. Government sponsored entities	84,592	1,789	0	0	84,592	1,789
Total held-to-maturity debt securities	$119,872	$2,389	$0	$0	$119,872	$2,389

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

Management measures expected credit losses on held-to-maturity debt securities on a collective basis by major security type with each type sharing similar risk characteristics and considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts. Management has made the accounting policy election to exclude accrued interest receivable on held-to-maturity debt securities from the estimate of credit losses. As of June 30, 2022, the held-to-maturity portfolio consisted of U.S. Treasury securities and securities issued by U.S. government-sponsored enterprises, including The Federal National Mortgage Agency and the Federal Farm Credit Banks Funding Corporation. U.S. Treasury securities are backed by the full faith and credit of and/or guaranteed by the U.S. government, and it is expected that the securities will not be settled at prices less than the amortized cost bases of the securities. Securities issued by U.S. government agencies or U.S. government-sponsored enterprises carry the explicit and/or implicit guarantee of the U.S. government, are widely recognized as "risk-free," and have a long history of zero credit loss. As such, the Company did not record an allowance for credit losses for these securities as of June 30, 2022, or December 31, 2021.

The amortized cost and estimated fair value of debt securities by contractual maturity are shown in the following table. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Mortgage-backed securities are shown separately since they are not due at a single maturity date.

June 30, 2022
(In thousands)	Amortized Cost	Fair Value
Available-for-sale debt securities:
Due in one year or less	$61,909	$61,879
Due after one year through five years	534,330	503,095
Due after five years through ten years	505,724	451,324
Due after ten years	50,484	41,735
Total	1,152,447	1,058,033
Mortgage-backed securities	922,573	833,685
Total available-for-sale debt securities	$2,075,020	$1,891,718

December 31, 2021
(In thousands)	Amortized Cost	Fair Value
Available-for-sale debt securities:
Due in one year or less	$77,159	$77,892
Due after one year through five years	474,537	471,776
Due after five years through ten years	501,748	492,573
Due after ten years	54,742	54,559
Total	1,108,186	1,096,800
Mortgage-backed securities	955,604	947,713
Total available-for-sale debt securities	$2,063,790	$2,044,513

June 30, 2022
(In thousands)	Amortized Cost	Fair Value
Held-to-maturity debt securities:
Due after five years through ten years	$312,315	$274,660
Total held-to-maturity debt securities	$312,315	$274,660

December 31, 2021
(In thousands)	Amortized Cost	Fair Value
Held-to-maturity debt securities:
Due after five years through ten years	$284,009	$282,288
Total held-to-maturity debt securities	$284,009	$282,288

The Company also holds non-marketable Federal Home Loan Bank New York ("FHLBNY") stock and non-marketable Atlantic Community Bankers Bank ("ACBB") stock, all of which are required to be held for regulatory purposes and for borrowing availability. The required investment in FHLB stock is tied to the Company’s borrowing levels with the FHLB. The required investment in FHLB stock is tied to the Company’s borrowing levels with the FHLB. Holdings of FHLBNY stock and ACBB stock totaled $17.8 million and $95,000, respectively, at June 30, 2022. These securities are carried at par, which is also cost. The FHLBNY continues to pay dividends and repurchase stock. Quarterly, we evaluate our investment in the FHLB for impairment. We evaluate recent and long-term operating performance, liquidity, funding and capital positions, stock repurchase history, dividend history and impact of legislative and regulatory changes. Based on our most recent evaluation, as of June 30, 2022, we determined that no impairment write-downs were required.

4. Loans and Leases
Loans and leases at June 30, 2022 and December 31, 2021 were as follows:

(In thousands)	06/30/2022	12/31/2021
Commercial and industrial
Agriculture	$69,291	$99,172
Commercial and industrial other	717,837	699,121
PPP loans*	3,499	71,260
Subtotal commercial and industrial	790,627	869,553
Commercial real estate
Construction	208,695	178,582
Agriculture	200,089	195,973
Commercial real estate other	2,361,790	2,278,599
Subtotal commercial real estate	2,770,574	2,653,154
Residential real estate
Home equity	181,672	182,671
Mortgages	1,341,663	1,290,911
Subtotal residential real estate	1,523,335	1,473,582
Consumer and other
Indirect	3,196	4,655
Consumer and other	65,033	67,396
Subtotal consumer and other	68,229	72,051
Leases	14,019	13,948
Total loans and leases	5,166,784	5,082,288
Less: unearned income and deferred costs and fees	(4,281)	(6,821)
Total loans and leases, net of unearned income and deferred costs and fees	$5,162,503	$5,075,467
*SBA Paycheck Protection Program ("PPP")

The Company has adopted comprehensive lending policies, underwriting standards and loan review procedures. Management reviews these policies and procedures on a regular basis. The Company discussed its lending policies and underwriting guidelines for its various lending portfolios in Note 3 – "Loans and Leases" in the Notes to Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. There have been no significant changes in these policies and guidelines since the date of that report. As such, these policies are reflective of new originations as well as those balances held at December 31, 2021. The Company’s Board of Directors approves the lending policies at least annually. The Company recognizes that exceptions to policy guidelines may occasionally occur and has established procedures for approving exceptions to these policy guidelines. Management has also implemented reporting systems to monitor loan origination, loan quality, concentrations of credit, loan delinquencies and nonperforming loans and potential problem loans.

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

The below tables are an age analysis of past due loans, segregated by class of loans, as of June 30, 2022 and December 31, 2021:

June 30, 2022
(In thousands)	30-59 Days	60-89 Days	90 Days or More	Total Past Due	Current Loans	Total Loans
Loans and Leases
Commercial and industrial
Agriculture	$33	$0	$0	$33	$69,258	$69,291
Commercial and industrial other	875	923	92	1,890	715,947	717,837
PPP loans	53	1	0	54	3,445	3,499
Subtotal commercial and industrial	961	924	92	1,977	788,650	790,627
Commercial real estate
Construction	0	0	0	0	208,695	208,695
Agriculture	219	0	0	219	199,870	200,089
Commercial real estate other	253	5,405	5,762	11,420	2,350,370	2,361,790
Subtotal commercial real estate	472	5,405	5,762	11,639	2,758,935	2,770,574
Residential real estate
Home equity	306	0	1,347	1,653	180,019	181,672
Mortgages	0	1,506	5,490	6,996	1,334,667	1,341,663
Subtotal residential real estate	306	1,506	6,837	8,649	1,514,686	1,523,335
Consumer and other
Indirect	64	23	52	139	3,057	3,196
Consumer and other	57	119	89	265	64,768	65,033
Subtotal consumer and other	121	142	141	404	67,825	68,229
Leases	0	0	0	0	14,019	14,019
Total loans and leases	1,860	7,977	12,832	22,669	5,144,115	5,166,784
Less: unearned income and deferred costs and fees	0	0	0	0	(4,281)	(4,281)
Total loans and leases, net of unearned income and deferred costs and fees	$1,860	$7,977	$12,832	$22,669	$5,139,834	$5,162,503

December 31, 2021
(In thousands)	30-59 Days	60-89 Days	90 Days or More	Total Past Due	Current Loans	Total Loans
Loans and Leases
Commercial and industrial
Agriculture	$0	$0	$0	$0	$99,172	$99,172
Commercial and industrial other	506	6	88	600	698,521	699,121
PPP loans	0	0	0	0	71,260	71,260
Subtotal commercial and industrial	506	6	88	600	868,953	869,553
Commercial real estate
Construction	0	0	0	0	178,582	178,582
Agriculture	121	0	0	121	195,852	195,973
Commercial real estate other	150	257	3,305	3,712	2,274,887	2,278,599
Subtotal commercial real estate	271	257	3,305	3,833	2,649,321	2,653,154
Residential real estate
Home equity	441	417	798	1,656	181,015	182,671
Mortgages	7	839	3,917	4,763	1,286,148	1,290,911
Subtotal residential real estate	448	1,256	4,715	6,419	1,467,163	1,473,582
Consumer and other
Indirect	77	86	2	165	4,490	4,655
Consumer and other	120	45	45	210	67,186	67,396
Subtotal consumer and other	197	131	47	375	71,676	72,051
Leases	0	0	0	0	13,948	13,948
Total loans and leases	1,422	1,650	8,155	11,227	5,071,061	5,082,288
Less: unearned income and deferred costs and fees	0	0	0	0	(6,821)	(6,821)
Total loans and leases, net of unearned income and deferred costs and fees	$1,422	$1,650	$8,155	$11,227	$5,064,240	$5,075,467

The following tables present the amortized cost basis of loans on nonaccrual status and the amortized cost basis of loans on nonaccrual status for which there was no related allowance for credit losses. The below tables are an age analysis of nonaccrual loans segregated by class of loans, as of June 30, 2022 and December 31, 2021:

June 30, 2022
(In thousands)	Nonaccrual Loans and Leases with no ACL	Nonaccrual Loans and Leases	Loans and Leases Past Due Over 89 Days and Accruing
Loans and Leases
Commercial and industrial
Commercial and industrial other	$92	$293	$62
Subtotal commercial and industrial	92	293	62
Commercial real estate
Construction	340	0	0
Commercial real estate other	11,354	12,545	0
Subtotal commercial real estate	11,694	12,545	0
Residential real estate
Home equity	419	2,506	0
Mortgages	980	9,030	0
Subtotal residential real estate	1,399	11,536	0
Consumer and other
Indirect	0	175	0
Consumer and other	0	116	0
Subtotal consumer and other	0	291	0
Total loans and leases	$13,185	$24,665	$62

December 31, 2021
(In thousands)	Nonaccrual Loans and Leases with no ACL	Nonaccrual Loans and Leases	Loans and Leases Past Due Over 89 Days and Accruing
Loans and Leases
Commercial and industrial
Commercial and industrial other	$502	$533	$0
Subtotal commercial and industrial	502	533	0
Commercial real estate
Construction	671	671	0
Agriculture	348	456	0
Commercial real estate other	12,483	12,766	0
Subtotal commercial real estate	13,502	13,893	0
Residential real estate
Home equity	380	2,459	0
Mortgages	716	8,719	0
Subtotal residential real estate	1,096	11,178	0
Consumer and other
Indirect	1	246	0
Consumer and other	0	183	0
Subtotal consumer and other	1	429	0
Total loans and leases	$15,101	$26,033	$0

The Company recognized $0 of interest income on nonaccrual loans during the three and six months ended June 30, 2022 and 2021.

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

Since the methodology is based upon historical experience and trends, current conditions, and reasonable and supportable forecasts, as well as management’s judgment, factors may arise that result in different estimates. While management’s evaluation of the allowance as of June 30, 2022, considers the allowance to be appropriate, under certain conditions or assumptions, the Company would need to increase or decrease the allowance. In addition, various federal and State regulatory agencies, as part of their examination process, review the Company's allowance and may require the Company to recognize additions to the allowance based on their judgements and information available to them at the time of their examinations.

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

The following table details activity in the allowance for credit losses on loans for the three and six months ended June 30, 2022 and 2021. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

Three Months Ended June 30, 2022
(In thousands)	Commercial & Industrial	Commercial Real Estate	Residential Real Estate	Consumer and Other	Finance Leases	Total
Allowance for credit losses:
Beginning balance	$7,027	$22,982	$10,447	$1,588	$82	$42,126
Charge-offs	0	(23)	(51)	(82)	0	(156)
Recoveries	6	764	197	76	0	1,043
(Credit) provision for credit loss expense	781	(496)	489	9	(3)	780
Ending Balance	$7,814	$23,227	$11,082	$1,591	$79	$43,793

Three Months Ended June 30, 2021
(In thousands)	Commercial & Industrial	Commercial Real Estate	Residential Real Estate	Consumer and Other	Finance Leases	Total
Allowance for credit losses:
Beginning balance	$7,750	$30,467	$9,470	$1,583	$69	$49,339
Charge-offs	(2)	0	(48)	(60)	0	(110)
Recoveries	4	826	125	39	0	994
(Credit) provision for credit loss expense	(639)	(2,092)	(13)	28	(2)	(2,718)
Ending Balance	$7,113	$29,201	$9,534	$1,590	$67	$47,505

Six Months Ended June 30, 2022
(In thousands)	Commercial & Industrial	Commercial Real Estate	Residential Real Estate	Consumer and Other	Finance Leases	Total
Allowance for credit losses:
Beginning balance	$6,335	$24,813	$10,139	$1,492	$64	$42,843
Charge-offs	(23)	(50)	(51)	(278)	0	(402)
Recoveries	26	805	307	168	0	1,306
(Credit) provision for credit loss expense	1,476	(2,341)	687	209	15	46
Ending Balance	$7,814	$23,227	$11,082	$1,591	$79	$43,793

Six Months Ended June 30, 2021
(In thousands)	Commercial & Industrial	Commercial Real Estate	Residential Real Estate	Consumer and Other	Finance Leases	Total
Allowance for credit losses:
Beginning balance	$9,239	$30,546	$10,257	$1,562	$65	$51,669
Charge-offs	(118)	0	(46)	(152)	0	(316)
Recoveries	101	1,039	158	82	0	1,380
(Credit) provision for credit loss expense	(2,109)	(2,384)	(835)	98	2	(5,228)
Ending Balance	$7,113	$29,201	$9,534	$1,590	$67	$47,505

The following table details activity in the liabilities for off-balance sheet credit exposures for the three and six months ended June 30, 2022 and 2021:

Three Months Ended June 30,
(In thousands)	2022	2021
Liabilities for off-balance sheet credit exposures at beginning of period	$2,720	$2,600
Provision for credit loss expense related to off-balance sheet credit exposures	76	(353)
Liabilities for off-balance sheet credit exposures at end of period	$2,796	$2,247

Six Months Ended June 30,
(In thousands)	2022	2021
Liabilities for off-balance sheet credit exposures at beginning of period	$2,506	$1,920
Provision for credit loss expense related to off-balance sheet credit exposures	290	327
Liabilities for off-balance sheet credit exposures at end of period	$2,796	$2,247

The following table presents the amortized cost basis of collateral dependent loans, which are individually evaluated to determine expected credit losses, and the related allowance for credit losses allocated to these loans:

(In thousands)	Real Estate	Business Assets	Other	Total	ACL Allocation
June 30, 2022
Commercial and Industrial	$23	$363	$36	$422	$23
Commercial Real Estate	11,484	0	551	12,035	0
Commercial Real Estate - Agriculture	1,534	0	0	1,534	0
Total	$13,041	$363	$587	$13,991	$23

(In thousands)	Real Estate	Business Assets	Other	Total	ACL Allocation
December 31, 2021
Commercial and Industrial	$142	$395	$328	$865	$26
Commercial Real Estate	13,334	0	1,931	15,265	40
Residential Real Estate	32	0	0	32	1
Total	$13,508	$395	$2,259	$16,162	$67

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

There were no new TDRs in the three and six months ended June 30, 2022 or 2021.

The following table presents credit quality indicators by total loans on an amortized cost basis by origination year as of June 30, 2022 and December 31, 2021:

June 30, 2022
(In thousands)	2022	2021	2020	2019	2018	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total Loans
Commercial and Industrial - Other:
Pass	$78,886	$106,368	$47,449	$48,848	$38,634	$169,002	$214,034	$2,946	$706,167
Special Mention	0	142	829	298	62	1,483	556	0	3,370
Substandard	0	127	522	66	484	641	6,460	0	8,300
Total Commercial and Industrial - Other	$78,886	$106,637	$48,800	$49,212	$39,180	$171,126	$221,050	$2,946	$717,837

Commercial and Industrial - PPP:
Pass	$0	$3,086	$413	$0	$0	$0	$0	$0	$3,499
Special Mention	0	0	0	0	0	0	0	0	0
Substandard	0	0	0	0	0	0	0	0	0
Total Commercial and Industrial - PPP	$0	$3,086	$413	$0	$0	$0	$0	$0	$3,499

Commercial and Industrial - Agriculture:
Pass	$8,481	$6,259	$5,925	$4,850	$8,762	$6,290	$24,915	$0	$65,482
Special Mention	0	0	0	0	0	0	0	0	0
Substandard	0	0	78	0	0	2,311	1,420	0	3,809
Total Commercial and Industrial - Agriculture	$8,481	$6,259	$6,003	$4,850	$8,762	$8,601	$26,335	$0	$69,291

Commercial Real Estate
Pass	$206,650	$364,170	$293,749	$291,194	$213,218	$857,789	$15,881	$20,735	$2,263,386
Special Mention	0	3,448	1,710	11,618	2,993	48,522	0	0	68,291
Substandard	0	113	0	3,602	2,408	23,635	355	0	30,113
Total Commercial Real Estate	$206,650	$367,731	$295,459	$306,414	$218,619	$929,946	$16,236	$20,735	$2,361,790

Commercial Real Estate - Agriculture:
Pass	$15,796	$22,452	$21,568	$26,406	$38,742	$69,521	$3,202	$1,260	$198,947
Special Mention	0	0	0	219	0	391	0	0	610
Substandard	0	0	0	0	38	494	0	0	532
Total Commercial Real Estate - Agriculture	$15,796	$22,452	$21,568	$26,625	$38,780	$70,406	$3,202	$1,260	$200,089

Commercial Real Estate - Construction
Pass	$5,636	$64,721	$67,810	$26,733	$9,751	$14,156	$19,189	$699	$208,695
Special Mention	0	0	0	0	0	0	0	0	0
Substandard	0	0	0	0	0	0	0	0	0
Total Commercial Real Estate - Construction	$5,636	$64,721	$67,810	$26,733	$9,751	$14,156	$19,189	$699	$208,695

December 31, 2021
(In thousands)	2021	2020	2019	2018	2017	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total Loans
Commercial and Industrial - Other:
Internal risk grade:
Pass	$123,996	$58,432	$54,116	$42,093	$35,725	$239,093	$125,476	$10,039	$688,970
Special Mention	156	770	450	100	201	393	1,417	0	3,487
Substandard	179	584	47	575	0	637	4,642	0	6,664
Total Commercial and Industrial - Other	$124,331	$59,786	$54,613	$42,768	$35,926	$240,123	$131,535	$10,039	$699,121

Commercial and Industrial - Agriculture:
Pass	$8,573	$6,782	$5,700	$10,136	$6,867	$3,186	$53,145	$595	$94,984
Special Mention	0	0	0	23	0	0	0	0	23
Substandard	0	85	11	0	93	2,316	1,660	0	4,165
Total Commercial and Industrial - Agriculture	$8,573	$6,867	$5,711	$10,159	$6,960	$5,502	$54,805	$595	$99,172

Commercial and Industrial - PPP:
Pass	$71,260	$0	$0	$0	$0	$0	$0	$0	$71,260
Special Mention	0	0	0	0	0	0	0	0	0
Substandard	0	0	0	0	0	0	0	0	0
Total Commercial and Industrial - PPP	$71,260	$0	$0	$0	$0	$0	$0	$0	$71,260

Commercial Real Estate
Pass	$325,874	$271,680	$249,266	$201,992	$212,991	$810,713	$44,264	$43,225	$2,160,005
Special Mention	0	1,763	11,772	3,217	2,167	61,723	358	0	81,000
Substandard	3,482	0	2,262	2,518	8,509	20,401	422	0	37,594
Total Commercial Real Estate	$329,356	$273,443	$263,300	$207,727	$223,667	$892,837	$45,044	$43,225	$2,278,599

Commercial Real Estate - Agriculture:
Pass	$23,151	$21,856	$28,943	$41,064	$23,195	$50,809	$1,949	$2,850	$193,817
Special Mention	0	479	0	0	0	350	35	0	864
Substandard	0	0	0	39	0	1,253	0	0	1,292
Total Commercial Real Estate - Agriculture	$23,151	$22,335	$28,943	$41,103	$23,195	$52,412	$1,984	$2,850	$195,973

Commercial Real Estate - Construction
Pass	$12,840	$10,025	$16,325	$7,542	$1,274	$6,559	$112,537	$10,037	$177,139
Special Mention	0	0	0	0	0	0	0	0	0
Substandard	0	0	0	0	0	643	800	0	1,443
Total Commercial Real Estate - Construction	$12,840	$10,025	$16,325	$7,542	$1,274	$7,202	$113,337	$10,037	$178,582

The following table presents credit quality indicators by total loans on an amortized cost basis by origination year as of June 30, 2022 and December 31, 2021, continued:

June 30, 2022
(In thousands)	2022	2021	2020	2019	2018	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total Loans
Residential - Home Equity
Performing	$1,049	$1,166	$697	$1,117	$887	$4,060	$169,371	$819	$179,166
Nonperforming	0	0	0	15	0	75	2,416	0	2,506
Total Residential - Home Equity	$1,049	$1,166	$697	$1,132	$887	$4,135	$171,787	$819	$181,672

Residential - Mortgages
Performing	$122,172	$276,961	$251,305	$124,191	$70,956	$487,048	$0	$0	$1,332,633
Nonperforming	0	0	246	608	1,112	7,064	0	0	9,030
Total Residential - Mortgages	$122,172	$276,961	$251,551	$124,799	$72,068	$494,112	$0	$0	$1,341,663

Consumer - Direct
Performing	$12,974	$17,506	$8,475	$7,419	$5,113	$8,811	$4,619	$0	$64,917
Nonperforming	0	0	3	23	77	10	3	$0	116
Total Consumer - Direct	$12,974	$17,506	$8,478	$7,442	$5,190	$8,821	$4,622	$0	$65,033

Consumer - Indirect
Performing	$0	$181	$189	$1,549	$915	$187	$0	$0	$3,021
Nonperforming	0	0	0	129	37	9	0	0	175
Total Consumer - Indirect	$0	$181	$189	$1,678	$952	$196	$0	$0	$3,196

December 31, 2021
(In thousands)	2021	2020	2019	2018	2017	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total Loans
Residential - Home Equity
Performing	$2,033	$1,142	$3,041	$1,600	$1,572	$3,144	$161,630	$6,050	$180,212
Nonperforming	0	0	16	0	0	604	1,839	0	2,459
Total Residential - Home Equity	$2,033	$1,142	$3,057	$1,600	$1,572	$3,748	$163,469	$6,050	$182,671

Residential - Mortgages
Performing	$324,967	$282,202	$162,574	$97,778	$124,221	$275,133	$14,112	$1,205	$1,282,192
Nonperforming	0	0	241	702	693	7,060	23	0	8,719
Total Residential - Mortgages	$324,967	$282,202	$162,815	$98,480	$124,914	$282,193	$14,135	$1,205	$1,290,911

Consumer - Direct
Performing	$20,653	$10,735	$9,397	$5,542	$4,849	$10,602	$5,435	$0	$67,213
Nonperforming	0	9	44	117	12	0	1	0	183
Total Consumer - Direct	$20,653	$10,744	$9,441	$5,659	$4,861	$10,602	$5,436	$0	$67,396

Consumer - Indirect
Performing	$1,809	$854	$812	$506	$362	$66	$0	$0	$4,409
Nonperforming	0	2	148	81	1	14	0	0	246
Total Consumer - Indirect	$1,809	$856	$960	$587	$363	$80	$0	$0	$4,655

6. Earnings Per Share

Earnings per share in the table below, for the three and six month periods ended June 30, 2022 and 2021 are calculated under the two-class method as required by ASC Topic 260, Earnings Per Share. ASC 260 provides that unvested share-based payment awards that contain nonforfeitable rights to dividends are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. The Company has issued restricted stock awards that contain such rights and are therefore considered participating securities. Basic earnings per common share are calculated by dividing net income allocable to common stock by the weighted average number of common shares, excluding participating securities, during the period. Diluted earnings per common share include the dilutive effect of participating securities.

	Three Months Ended
(In thousands, except share and per share data)	6/30/2022	6/30/2021
Basic
Net income available to common shareholders	$20,869	$22,831
Less: income attributable to unvested stock-based compensation awards	(67)	(164)
Net earnings allocated to common shareholders	20,802	22,667

Weighted average shares outstanding, including unvested stock-based compensation awards	14,524,975	14,886,687

Less: average unvested stock-based compensation awards	(207,560)	(231,913)
Weighted average shares outstanding - Basic	14,317,415	14,654,774

Diluted
Net earnings allocated to common shareholders	20,802	22,667

Weighted average shares outstanding - Basic	14,317,415	14,654,774

Plus: incremental shares from assumed conversion of stock-based compensation awards	70,186	82,961
Weighted average shares outstanding - Diluted	14,387,601	14,737,735

Basic EPS	$1.45	$1.55
Diluted EPS	$1.45	$1.54

Stock-based compensation awards representing 1,848 and 477 of common shares during the three months ended June 30, 2022 and 2021, respectively, were not included in the computations of diluted earnings per common share because the effect on those periods would have been anti-dilutive.

	Six Months Ended
(In thousands, except share and per share data)	6/30/2022	6/30/2021
Basic
Net income available to common shareholders	$44,142	$48,457
Less: income attributable to unvested stock-based compensation awards	(143)	(350)
Net earnings allocated to common shareholders	43,999	48,107

Weighted average shares outstanding, including unvested stock-based compensation awards	14,568,102	14,899,524

Less: unvested stock-based compensation awards	(209,633)	(234,003)
Weighted average shares outstanding - Basic	14,358,469	14,665,521

Diluted
Net earnings allocated to common shareholders	43,999	48,107

Weighted average shares outstanding - Basic	14,358,469	14,665,521

Plus: incremental shares from assumed conversion of stock-based compensation awards	74,183	82,055
Weighted average shares outstanding - Diluted	14,432,652	14,747,576

Basic EPS	$3.06	$3.28
Diluted EPS	$3.05	$3.26
Stock-based compensation awards representing approximately 6,113 and 8,187 of common shares during the six months ended June 30, 2022 and 2021, respectively were not included in the computations of diluted earnings per common share because the effect on those periods would have been anti-dilutive.

7. Other Comprehensive Income (Loss)

The following tables present reclassifications out of accumulated other comprehensive income (loss) for the three and six month periods ended June 30, 2022 and 2021:

	Three Months Ended June 30, 2022
(In thousands)	Before-Tax Amount	Tax (Expense) Benefit	Net of Tax
Available-for-sale debt securities:
Change in net unrealized gain/loss during the period	$(57,544)	$14,095	$(43,449)
Reclassification adjustment for net realized loss on sale of available-for-sale debt securities included in net income	0	0	0
Net unrealized gains/losses	(57,544)	14,095	(43,449)

Employee benefit plans:
Amortization of net retirement plan actuarial gain	514	(125)	389
Amortization of net retirement plan prior service cost	53	(13)	40
Employee benefit plans	567	(138)	429
Other comprehensive (loss) income	$(56,977)	$13,957	$(43,020)

	Three Months Ended June 30, 2021
(In thousands)	Before-Tax Amount	Tax (Expense) Benefit	Net of Tax
Available-for-sale debt securities:
Change in net unrealized gain/loss during the period	$11,244	$(2,755)	$8,489
Reclassification adjustment for net realized gain on sale of available-for-sale debt securities included in net income	0	0	0
Net unrealized gains/losses	11,244	(2,755)	8,489

Employee benefit plans:
Amortization of net retirement plan actuarial gain	712	(175)	537
Amortization of net retirement plan prior service cost	55	(13)	42
Employee benefit plans	767	(188)	579
Other comprehensive income (loss)	$12,011	$(2,943)	$9,068

	Six Months Ended June 30, 2022
(In thousands)	Before-Tax Amount	Tax (Expense) Benefit	Net of Tax
Available-for-sale debt securities:
Change in net unrealized gain/loss during the period	$(164,025)	$40,171	$(123,854)
Reclassification adjustment for net realized gain on sale of available-for-sale debt securities included in net income	0	0	0
Net unrealized gains/losses	(164,025)	40,171	(123,854)

Employee benefit plans:
Amortization of net retirement plan actuarial loss	1,129	(276)	853
Amortization of net retirement plan prior service cost	109	(27)	82
Employee benefit plans	1,238	(303)	935
Other comprehensive (loss) income	$(162,787)	$39,868	$(122,919)

	Six Months Ended June 30, 2021
(In thousands)	Before-Tax Amount	Tax (Expense) Benefit	Net of Tax
Available-for-sale debt securities:
Change in net unrealized gain/loss during the period	$(22,197)	$5,440	$(16,757)
Reclassification adjustment for net realized gain on sale of available-for-sale debt securities included in net income	(330)	81	(249)
Net unrealized gains/losses	(22,527)	5,521	(17,006)

Employee benefit plans:
Amortization of net retirement plan actuarial loss	1,476	(362)	1,114
Amortization of net retirement plan prior service cost	111	(27)	84
Employee benefit plans	1,587	(389)	1,198
Other comprehensive (loss) income	$(20,940)	$5,132	$(15,808)

The following table presents the activity in our accumulated other comprehensive (loss) income for the periods indicated:

(In thousands)	Available-for- Sale Debt Securities	Employee Benefit Plans	Accumulated Other Comprehensive (Loss) Income
Balance at March 31, 2022	$(94,965)	$(40,884)	$(135,849)
Other comprehensive (loss) income before reclassifications	(43,449)	0	(43,449)
Amounts reclassified from accumulated other comprehensive (loss) income	0	429	429
Net current-period other comprehensive (loss) income	(43,449)	429	(43,020)
Balance at June 30, 2022	$(138,414)	$(40,455)	$(178,869)

Balance at January 1, 2022	$(14,560)	$(41,390)	$(55,950)
Other comprehensive (loss) income before reclassifications	(123,854)	0	(123,854)
Amounts reclassified from accumulated other comprehensive (loss) income	0	935	935
Net current-period other comprehensive (loss) income	(123,854)	935	(122,919)
Balance at June 30, 2022	$(138,414)	$(40,455)	$(178,869)

(In thousands)	Available-for- Sale Debit Securities	Employee Benefit Plans	Accumulated Other Comprehensive (Loss) Income
Balance at March 31, 2021	$(4,886)	$(52,064)	$(56,950)
Other comprehensive income (loss) before reclassifications	8,489	0	8,489
Amounts reclassified from accumulated other comprehensive (loss) income	0	579	579
Net current-period other comprehensive income (loss)	8,489	579	9,068
Balance at June 30, 2021	$3,603	$(51,485)	$(47,882)

Balance at January 1, 2021	$20,609	$(52,683)	$(32,074)
Other comprehensive (loss) income before reclassifications	(16,757)	0	(16,757)
Amounts reclassified from accumulated other comprehensive (loss) income	(249)	1,198	949
Net current-period other comprehensive (loss) income	(17,006)	1,198	(15,808)
Balance at June 30, 2021	$3,603	$(51,485)	$(47,882)

The following tables present the amounts reclassified out of each component of accumulated other comprehensive (loss) income for the three and six months ended June 30, 2022 and 2021:

Three Months Ended June 30, 2022
Details about Accumulated other Comprehensive Income (Loss) Components (In thousands)	Amount Reclassified from Accumulated Other Comprehensive (Loss) Income[1]	Affected Line Item in the Statement Where Net Income is Presented
Available-for-sale debt securities:
Unrealized gains and losses on available-for-sale debt securities	$0	Net (loss) gain on securities transactions
	0	Tax expense
	0	Net of tax
Employee benefit plans:
Amortization of the following [2]
Net retirement plan actuarial loss	(514)	Other operating expense
Net retirement plan prior service cost	(53)	Other operating expense
	(567)	Total before tax
	138	Tax benefit
	$(429)	Net of tax

Three Months Ended June 30, 2021
Details about Accumulated other Comprehensive Income (Loss) Components (In thousands)	Amount Reclassified from Accumulated Other Comprehensive (Loss) Income[1]	Affected Line Item in the Statement Where Net Income is Presented
Available-for-sale debt securities:
Unrealized gains and losses on available-for-sale debt securities	$0	Net (loss) gain on securities transactions
	0	Tax expense
	0	Net of tax
Employee benefit plans:
Amortization of the following[2]
Net retirement plan actuarial loss	(711)	Other operating expense
Net retirement plan prior service cost	(56)	Other operating expense
	(767)	Total before tax
	188	Tax benefit
	$(579)	Net of tax

Six Months Ended June 30, 2022
Details about Accumulated other Comprehensive Income (Loss) Components (In thousands)	Amount Reclassified from Accumulated Other Comprehensive (Loss) Income[1]	Affected Line Item in the Statement Where Net Income is Presented
Available-for-sale debt securities:
Unrealized gains and losses on available-for-sale debt securities	$0	Net (loss) gain on securities transactions
	0	Tax expense
	0	Net of tax
Employee benefit plans:
Amortization of the following[2]
Net retirement plan actuarial loss	(1,129)	Other operating expense
Net retirement plan prior service cost	(109)	Other operating expense
	(1,238)	Total before tax
	303	Tax benefit
	$(935)	Net of tax

Six Months Ended June 30, 2021
Details about Accumulated other Comprehensive Income (Loss) Components (In thousands)	Amount Reclassified from Accumulated Other Comprehensive (Loss) Income[1]	Affected Line Item in the Statement Where Net Income is Presented
Available-for-sale debt securities:
Unrealized gains and losses on available-for-sale debt securities	$330	Net (loss) gain on securities transactions
	(81)	Tax expense
	249	Net of tax
Employee benefit plans:
Amortization of the following[2]
Net retirement plan actuarial loss	(1,475)	Other operating expense
Net retirement plan prior service cost	(111)	Other operating expense
	(1,586)	Total before tax
	388	Tax benefit
	$(1,198)	Net of tax
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

Components of Net Periodic Benefit Cost

	Pension Benefits		Life and Health		SERP Benefits
	Three Months Ended		Three Months Ended		Three Months Ended
(In thousands)	6/30/2022	6/30/2021	6/30/2022	6/30/2021	6/30/2022	6/30/2021
Service cost	$0	$0	$43	$42	$(13)	$55
Interest cost	529	327	59	36	206	147
Expected return on plan assets	(1,474)	(1,411)	0	0	0	0
Amortization of net retirement plan actuarial loss	285	397	46	82	183	233
Amortization of net retirement plan prior service (credit) cost	0	0	(15)	(15)	68	70
Net periodic benefit (income) cost	$(660)	$(687)	$133	$145	$444	$505

	Pension Benefits		Life and Health		SERP Benefits
	Six Months Ended		Six Months Ended		Six Months Ended
(In thousands)	6/30/2022	6/30/2021	6/30/2022	6/30/2021	6/30/2022	6/30/2021
Service cost	$0	$0	$87	$93	$39	$115
Interest cost	992	814	111	90	407	346
Expected return on plan assets	(2,942)	(2,826)	0	0	0	0
Amortization of net retirement plan actuarial loss	608	780	98	156	423	540
Amortization of net retirement plan prior service cost (credit)	0	0	(30)	(30)	139	141
Net periodic benefit (income) cost	$(1,342)	$(1,232)	$266	$309	$1,008	$1,142

The service component of net periodic benefit cost for the Company's benefit plans is recorded as a part of salaries and wages in the consolidated statements of income. All other components are recorded as part of other operating expenses in the consolidated statements of income.

The Company realized approximately $934,560 and $1.2 million, net of tax, as amortization of amounts previously recognized in accumulated other comprehensive (loss) income, for the six months ended June 30, 2022 and 2021, respectively.

The Company is not required to contribute to the pension plan, but it may make voluntary contributions. The Company did not contribute to the pension plan in the first six months of 2022 and 2021.

9. Other Income and Operating Expense

Other income and operating expense totals are presented in the table below. Components of these totals exceeding 1% of the aggregate of total noninterest income and total noninterest expenses for any of the periods presented below are stated separately.

	Three Months Ended		Six Months Ended
(In thousands)	6/30/2022	6/30/2021	6/30/2022	6/30/2021
Noninterest Income
Other service charges	$669	$710	$1,296	$1,379
Earnings from corporate owned life insurance	171	570	593	1,111
Net gains on the sales of loans originated for sale	53	153	57	582
Other income	348	232	771	567
Total other income	$1,241	$1,665	$2,717	$3,639
Noninterest Expenses
Marketing expense	$1,456	$1,132	$2,513	$1,627
Professional fees	1,719	1,533	3,325	3,427
Legal fees	498	221	708	441
Technology expense	3,690	2,977	7,373	5,905
Cardholder expense	1,280	875	2,422	1,662
Other expenses	4,386	3,992	8,708	8,293
Total other operating expense	$13,029	$10,730	$25,049	$21,355

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

Mutual Fund & Investment Income
Mutual fund and investment income consists of other recurring revenue streams such as commissions from sales of mutual funds and other investments, and investment advisory fees from the Company’s Strategic Asset Management Services (SAM) wealth management product. Commissions from the sale of mutual funds and other investments are recognized on the trade date, which is when the Company has satisfied its performance obligation. The Company also receives periodic service fees (i.e., trailers) from mutual fund companies typically based on a percentage of net asset value, recorded over time, usually monthly or quarterly, as net asset value is determined. Investment advisor fees from the wealth management product is earned over time and based on an annual percentage rate of the net asset value. The investment advisor fees are charged to the customer’s account in advance on the first month of the quarter, and the revenue is recognized over the following three-month period. The Company does engage a third party, LPL Financial, LLC (LPL), to satisfy part of this performance obligation, and therefore this income is reported net of any corresponding expenses paid to LPL.

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

The following tables present noninterest income, segregated by revenue streams in-scope and out-of-scope of ASC 606, for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended
(In thousands)	06/30/2022	06/30/2021
Noninterest Income
In-scope of Topic 606:
Commissions and Fees	$7,872	$7,488
Installment Billing	(46)	(52)
Refund of Commissions	10	31
Contract Liabilities/Deferred Revenue	(266)	(237)
Contingent Commissions	859	824
Subtotal Insurance Revenues	8,429	8,054
Trust and Asset Management	3,122	3,334
Mutual Fund & Investment Income	1,474	1,383
Subtotal Investment Service Income	4,596	4,717
Service Charges on Deposit Accounts	1,756	1,471
Card Services Income	2,959	2,951
Other	308	297
Noninterest Income (in-scope of ASC 606)	18,048	17,490
Noninterest Income (out-of-scope of ASC 606)	896	1,368
Total Noninterest Income	$18,944	$18,858

	Six Months Ended
(In thousands)	06/30/2022	06/30/2021
Noninterest Income
In-scope of Topic 606:
Commissions and Fees	$15,836	$15,171
Installment Billing	(2)	(17)
Refund of Commissions	(18)	11
Contract Liabilities/Deferred Revenue	(267)	(237)
Contingent Commissions	2,197	2,292
Subtotal Insurance Revenues	17,746	17,220
Trust and Asset Management	6,625	6,700
Mutual Fund & Investment Income	2,888	2,690
Subtotal Investment Service Income	9,513	9,390
Service Charges on Deposit Accounts	3,535	2,941
Card Services Income	5,502	5,334
Other	624	598
Noninterest Income (in-scope of ASC 606)	36,920	35,483
Noninterest Income (out-of-scope of ASC 606)	2,009	3,358
Total Noninterest Income	$38,929	$38,841

Contract Balances
A contract asset balance occurs when an entity performs a service for a customer before the customer pays consideration or before payment is due, which would result in contract receivables or assets, respectively. A contract liability balance is an entity’s obligation to transfer a service to a customer for which the entity has already received payment or for which payment is due from the customer. The Company’s noninterest revenue streams, excluding some insurance commissions and fees, are largely based on transactional activity, or standard month-end revenue accruals such as asset management fees based on month-end market values. Receivables primarily consist of amounts due for insurance and wealth management services performed for which the Company's performance obligations have been fully satisfied. Receivables for the insurance and wealth management services segments amounted to $5.0 million and $2.5 million, respectively, at June 30, 2022, compared to $6.0 million and $2.3 million, respectively, at December 31, 2021. Included in those amounts are contract assets related to contingent income of $1.2 million and $3.0 million, respectively, at June 30, 2022 and December 31, 2021, and contract liabilities of $3.0 million and $1.7 million, respectively at June 30, 2022 and December 31, 2021.

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

11. Financial Guarantees

The Company currently does not issue any guarantees that would require liability recognition or disclosure, other than standby letters of credit. The Company extends standby letters of credit to its customers in the normal course of business. The standby letters of credit are generally short-term. As of June 30, 2022, the Company’s maximum potential obligation under standby letters of credit was $37.5 million compared to $39.8 million at December 31, 2021. Management uses the same credit policies to extend standby letters of credit that it uses for on-balance sheet lending decisions and may require collateral to support standby letters of credit based upon its evaluation of the counterparty. Management does not anticipate any significant losses as a result of these transactions, and has determined that the fair value of standby letters of credit is not significant.

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

Summarized financial information concerning the Company’s reportable segments and the reconciliation to the Company’s consolidated results is shown in the following table. Investment in subsidiaries is netted out of the presentations below. The "Intercompany" column identifies the intercompany activities of revenues, expenses and other assets between the banking, insurance and wealth management services segments. The Company accounts for intercompany fees and services at an estimated fair value according to regulatory requirements for the services provided. Intercompany items relate primarily to the use of human resources, information systems, accounting and marketing services provided by any of the banks and the holding company. All other accounting policies are the same as those described in the summary of significant accounting policies in the 2021 Annual Report on Form 10-K.

Three months ended June 30, 2022
(In thousands)	Banking	Insurance	Wealth Management	Intercompany	Consolidated
Interest income	$60,953	$1	$0	$(1)	$60,953
Interest expense	2,692	0	0	(1)	2,691
Net interest income	58,261	1	0	0	58,262
Provision for credit loss expense	856	0	0	0	856
Noninterest income	6,329	8,573	4,598	(556)	18,944
Noninterest expense	39,395	6,812	3,469	(556)	49,120
Income before income tax expense	24,339	1,762	1,129	0	27,230
Income tax expense	5,465	494	370	0	6,329
Net Income attributable to noncontrolling interests and Tompkins Financial Corporation	18,874	1,268	759	0	20,901
Less: Net income attributable to noncontrolling interests	32	0	0	0	32
Net Income attributable to Tompkins Financial Corporation	$18,842	$1,268	$759	$0	$20,869

Depreciation and amortization	$2,515	$44	$36	$0	$2,595
Assets	7,786,614	47,222	26,915	(18,290)	7,842,461
Goodwill	64,500	19,866	8,081	0	92,447
Other intangibles, net	1,236	1,830	58	0	3,124
Net loans and leases	5,118,710	0	0	0	5,118,710
Deposits	6,786,754	0	(847)	(16,386)	6,769,521
Total Equity	563,994	34,860	25,464	0	624,318

Three months ended June 30, 2021
(In thousands)	Banking	Insurance	Wealth Management	Intercompany	Consolidated
Interest income	$59,843	$0	$0	$(8)	$59,835
Interest expense	4,997	0	0	(8)	4,989
Net interest income	54,846	0	0	0	54,846
Credit for credit loss expense	(3,071)	0	0	0	(3,071)
Noninterest income	6,447	8,163	4,808	(560)	18,858
Noninterest expense	37,879	6,760	3,363	(560)	47,442
Income before income tax expense	26,485	1,403	1,445	0	29,333
Income tax expense	5,729	401	341	0	6,471
Net Income attributable to noncontrolling interests and Tompkins Financial Corporation	20,756	1,002	1,104	0	22,862
Less: Net income attributable to noncontrolling interests	31	0	0	0	31
Net Income attributable to Tompkins Financial Corporation	$20,725	$1,002	$1,104	$0	$22,831

Depreciation and amortization	$2,527	$55	$14	$0	$2,596
Assets	7,987,751	46,590	30,435	(76,568)	7,988,208
Goodwill	64,370	19,866	8,211	0	92,447
Other intangibles, net	1,994	2,201	79	0	4,274
Net loans and leases	5,127,624	0	0	0	5,127,624
Deposits	6,851,924	0	0	(14,924)	6,837,000
Total Equity	667,007	33,101	28,145	0	728,253

Six months ended June 30, 2022
(In thousands)	Banking	Insurance	Wealth Management	Intercompany	Consolidated
Interest income	$120,129	$2	$0	$(2)	$120,129
Interest expense	5,255	0	0	(2)	5,253
Net interest income	114,874	2	0	0	114,876
Provision for credit loss expense	336	0	0	0	336
Noninterest income	12,522	18,007	9,532	(1,132)	38,929
Noninterest expense	76,584	13,314	7,193	(1,132)	95,959
Income before income tax expense	50,476	4,695	2,339	0	57,510
Income tax expense	11,630	1,310	365	0	13,305
Net Income attributable to noncontrolling interests and Tompkins Financial Corporation	38,846	3,385	1,974	0	44,205
Less: Net income attributable to noncontrolling interests	63	0	0	0	63
Net Income attributable to Tompkins Financial Corporation	$38,783	$3,385	$1,974	$0	$44,142

Depreciation and amortization	$5,093	$88	$64	$0	$5,245

Six months ended June 30, 2021
(In thousands)	Banking	Insurance	Wealth Management	Intercompany	Consolidated
Interest income	$119,597	$2	$0	$(9)	$119,590
Interest expense	9,716	0	0	(9)	9,707
Net interest income	109,881	2	0	0	109,883
Provision for credit loss expense	(4,901)	0	0	0	(4,901)
Noninterest income	12,759	17,581	9,591	(1,090)	38,841
Noninterest expense	73,206	13,197	6,640	(1,090)	91,953
Income before income tax expense	54,335	4,386	2,951	0	61,672
Income tax expense	11,243	1,203	705	0	13,151
Net Income attributable to noncontrolling interests and Tompkins Financial Corporation	43,092	3,183	2,246	0	48,521
Less: Net income attributable to noncontrolling interests	64	0	0	0	64
Net Income attributable to Tompkins Financial Corporation	$43,028	$3,183	$2,246	$0	$48,457

Depreciation and amortization	$4,965	$110	$27	$0	$5,102

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

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of June 30, 2022 and December 31, 2021, segregated by the level of valuation inputs within the fair value hierarchy used to measure fair value:

Recurring Fair Value Measurements
June 30, 2022
(In thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Available-for-sale debt securities
U.S. Treasuries	$174,102	$0	$174,102	$0
Obligations of U.S. Government sponsored entities	793,493	0	793,493	0
Obligations of U.S. states and political subdivisions	88,078	0	88,078	0
Mortgage-backed securities – residential, issued by:
U.S. Government agencies	59,114	0	59,114	0
U.S. Government sponsored entities	774,571	0	774,571	0
U.S. corporate debt securities	2,360	0	2,360	0
Total Available-for-sale debt securities	$1,891,718	$0	$1,891,718	$0

Equity securities, at fair value	$818	$0	$0	$818

Recurring Fair Value Measurements
December 31, 2021
(In thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Available-for-sale debt securities
U.S. Treasuries	$157,834	$0	$157,834	$0
Obligations of U.S. Government sponsored entities	832,373	0	832,373	0
Obligations of U.S. states and political subdivisions	104,169	0	104,169	0
Mortgage-backed securities – residential, issued by:
U.S. Government agencies	77,157	0	77,157	0
U.S. Government sponsored entities	870,556	0	870,556	0
U.S. corporate debt securities	2,424	0	2,424	0
Total Available-for-sale debt securities	$2,044,513	$0	$2,044,513	$0

Equity securities, at fair value	$902	$0	$0	$902

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

The change in the fair value of equity securities valued using significant unobservable inputs (level 3), for the periods ended June 30, 2022 and December 31, 2021, was immaterial.

There were no transfers between Levels 1, 2 and 3 for the six months ended June 30, 2022.

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

Certain assets are measured at fair value on a nonrecurring basis. For the Company, these include loans held for sale, individually evaluated loans, and other real estate owned ("OREO"). For the three and six months ended June 30, 2022, certain individually evaluated loans were remeasured and reported at fair value through a specific valuation allowance and/or partial charge-offs for credit losses based upon the fair value of the underlying collateral. Collateral values are estimated using Level 3 inputs based upon customized discounting criteria. In addition to collateral dependent evaluated loans, certain other real estate owned were remeasured and reported at fair value based upon the fair value of the underlying collateral. The fair values of other real estate owned are estimated using Level 2 inputs based on observable market data or Level 3 inputs based on customized discounting criteria. In general, the fair values of other real estate owned are based upon appraisals, with discounts made to reflect estimated costs to sell the real estate. Upon initial recognition, fair value write-downs are taken through a charge-off to the allowance for credit losses. Subsequent fair value write-downs on other real estate owned are reported in other noninterest expense.

Three months ended June 30, 2022
(In thousands)		Fair value measurements at reporting date using:			Gain (losses) from fair value changes
Assets:	As of 06/30/2022	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Three months ended 06/30/2022
Individually evaluated loans	$814	$0	$0	$814	$59
Other real estate owned	33	0	33	0	0

Three months ended June 30, 2021
(In thousands)		Fair value measurements at reporting date using:			Gain (losses) from fair value changes
Assets:	As of 06/30/2021	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Three months ended 06/30/2021
Individually evaluated loans	$8,922	$0	$8,922	$0	$0

Six months ended June 30, 2022
(In thousands)		Fair value measurements at reporting date using:			Gain (losses) from fair value changes
Assets:	As of 06/30/2022	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Six months ended 06/30/2022
Individually evaluated loans	$1,320	$0	$0	$1,320	$59
Other real estate owned	33	0	33	0	22

Six months ended June 30, 2021
(In thousands)		Fair value measurements at reporting date using:			Gain (losses) from fair value changes
Assets:	As of 06/30/2021	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Six months ended 06/30/2021
Individually evaluated loans	$31,619	$0	$31,619	$0	$0

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

The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments at June 30, 2022 and December 31, 2021. The carrying amounts shown in the table are included in the Consolidated Statements of Condition under the indicated captions.

Estimated Fair Value of Financial Instruments
June 30, 2022
(In thousands)	Carrying Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets:
Cash and cash equivalents	$80,392	$80,392	$80,392	$0	$0
Securities - held-to-maturity	312,315	274,660	0	274,660	0
FHLB and other stock	17,913	17,913	0	17,913	0
Accrued interest receivable	22,420	22,420	0	22,420	0
Loans/leases, net[1]	5,118,710	4,958,348	0	0	4,958,348

Financial Liabilities:

Time deposits	$594,853	$585,487	$0	$585,487	$0
Other deposits	6,174,668	6,174,668	0	6,174,668	0
Fed funds purchased and securities sold
under agreements to repurchase	50,075	50,075	0	50,075	0
Other borrowings	295,600	294,234	0	294,234	0
Accrued interest payable	815	815	0	815	0

Estimated Fair Value of Financial Instruments
December 31, 2021
(In thousands)	Carrying Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets:
Cash and cash equivalents	$63,107	$63,107	$63,107	$0	$0
FHLB and other stock	10,996	10,996	0	10,996	0
Accrued interest receivable	22,597	22,597	0	22,597	0
Loans/leases, net[1]	5,032,624	5,028,734	0	0	5,028,734

Financial Liabilities:

Time deposits	$639,674	$641,517	$0	$641,517	$0
Other deposits	6,151,761	6,151,761	0	6,151,761	0
Fed funds purchased and securities
sold under agreements to repurchase	66,787	66,787	0	66,787	0
Other borrowings	124,000	125,700	0	125,700	0
Accrued interest payable	901	901	0	901	0
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

14. Derivatives and Hedging Activities

Risk Management Objective of Using Derivatives

The Company is exposed to certain risks arising from both its business operations and economic conditions. The Company principally manages its exposures to a wide variety of business and operational risks through management of its core business activities. The Company manages economic risks, including interest rate, liquidity, and credit risk, primarily by managing the amount, sources, and duration of its assets and liabilities. The Company’s existing credit derivatives result from participation in loan participation arrangements, therefore, are not used to manage interest rate risk in the Company’s assets or liabilities.

Non-designated Hedges

The Company’s existing credit derivatives result from participation in or out of interest rate swaps provided by or to external lenders as part of loan participation arrangements, therefore, are not used to manage interest rate risk in the Company’s assets or liabilities. Derivatives not designated as hedges are not speculative and result from a service the Company provides to certain lenders which participate in loans.

Tabular Disclosure of Fair Values of Derivative Instruments on the Balance Sheet

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the consolidated statements of condition as of June 30, 2022 and December 31, 2021. The Company began entering into derivative transactions in the second quarter of 2022.

Derivative Liabilities
	June 30, 2022
	Notional	Balance Sheet	Fair
(In thousands)	Amount	Location	Value
Derivatives not designated as hedging instruments
Interest Rate Products	$0	Other Liabilities	$0
Other Contracts	7,499	Other Liabilities	37
Total derivatives not designated as hedging instruments			$37

Tabular Disclosure of the Effect of Derivatives Not Designated as Hedging Instruments on the Income Statement

The table below presents the effect of the Company’s derivative financial instruments that are not designated as hedging instruments on the consolidated statements of income for the six months ended June 30, 2022:

Effect of Derivatives Not Designated as Hedging Instruments on the Statement of Financial Performance
Derivatives Not Designated as Hedging Instruments under Subtopic 815-20	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
(In thousands)		June 30, 2022
Interest Rate Products	Other income / (expense)	$0
Other Contracts	Other income / (expense)	41
Total		$41

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

BUSINESS

Corporate Overview and Strategic Initiatives
Tompkins Financial Corporation ("Tompkins" or the "Company") is headquartered in Ithaca, New York and is registered as a Financial Holding Company with the Federal Reserve Board under the Bank Holding Company Act of 1956, as amended. The Company is a locally oriented, community-based financial services organization that offers a full array of products and services, including commercial and consumer banking, leasing, trust and investment management, financial planning and wealth management, and insurance services. Effective January 1, 2022, the Company's four wholly-owned banking subsidiaries were combined into one bank, with the Bank of of Castile, Mahopac Bank, and VIST Bank merging with and into Tompkins Trust Company (the "Trust Company") with the Trust Company as the surviving institution. Immediately following the merger, the Trust Company changed its name to Tompkins Community Bank. At June 30, 2022, the Company had one wholly-owned banking subsidiary, Tompkins Community Bank. The Company also has a wholly-owned insurance agency subsidiary, Tompkins Insurance Agencies, Inc. ("Tompkins Insurance"). The trust division of the Trust Company provides a full array of investment services, including investment management, trust and estate, financial and tax planning as well as life, disability and long-term care insurance services. The Company’s principal offices are located at 118 E. Seneca Street, Ithaca, NY, 14850, and its telephone number is (888) 503-5753. The Company’s common stock is traded on the NYSE American under the Symbol "TMP."

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

Business Segments
Banking services consist primarily of attracting deposits from the areas served by the Company’s one banking subsidiary’s 63 banking offices (43 offices in New York and 20 offices in Pennsylvania) and using those deposits to originate a variety of commercial loans, consumer loans, real estate loans (including commercial loans collateralized by real estate), and leases. The Company’s lending function is managed within the guidelines of a comprehensive Board-approved lending policy. Reporting systems are in place to provide management with ongoing information related to loan production, loan quality, concentrations of credit, loan delinquencies, and nonperforming and potential problem loans. Banking services also include a full suite of products such as debit cards, credit cards, remote deposit, electronic banking, mobile banking, cash management, and safe deposit services.

Wealth management services consist of investment management, trust and estate, financial and tax planning as well as life, disability and long-term care insurance services. Wealth management services are provided by Tompkins Community Bank under the trade name Tompkins Financial Advisors. Tompkins Financial Advisors offers services to customers of Tompkins Community Bank and shares offices in each of the banking markets.

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
Regulation
Banking, insurance services and wealth management are highly regulated. As a financial holding company including a community bank, a registered investment adviser, and an insurance agency subsidiary, the Company and its subsidiaries are subject to examination and regulation by the Federal Reserve Board ("FRB"), Securities and Exchange Commission ("SEC"), the Federal Deposit Insurance Corporation ("FDIC"), the New York State Department of Financial Services, Pennsylvania Department of Banking and Securities, the Financial Industry Regulatory Authority, and the Pennsylvania Insurance Department.

OTHER IMPORTANT INFORMATION

The following discussion is intended to provide an understanding of the consolidated financial condition and results of operations of the Company for the three and six months ended June 30, 2022. It should be read in conjunction with the Company’s Audited Consolidated Financial Statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, and the Unaudited Consolidated Financial Statements and notes thereto included in Part I of this Quarterly Report on Form 10-Q.

In this Report, there are comparisons of the Company’s performance to that of a peer group, which is comprised of the group of 146 domestic bank holding companies with $3 billion to $10 billion in total assets as defined in the Federal Reserve’s "Bank Holding Company Performance Report" for March 31, 2022 (the most recent report available). Although the peer group data is presented based upon financial information that is one fiscal quarter behind the financial information included in this report, the Company believes that it is relevant to include certain peer group information for comparison to current quarter numbers.

Forward-Looking Statements
This Quarterly Report on Form 10-Q contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The statements contained in this Report that are not statements of historical fact may include forward-looking statements that involve a number of risks and uncertainties. Forward-looking statements may be identified by use of such words as "may", "will", "estimate", "intend", "continue", "believe", "expect", "plan", or "anticipate", and other similar words. Examples of forward-looking statements may include statements regarding the asset quality of the Company's loan portfolios; the level of the Company's allowance for credit losses; whether, when and how borrowers will repay deferred amounts and resume scheduled payments; the sufficiency of liquidity sources; the Company's exposure to changes in interest rates, and to new, changed, or extended government/regulatory expectations; the impact of changes in accounting standards; and trends, plans, prospects, growth and strategies. Forward-looking statements are made based on management’s expectations and beliefs concerning future events impacting the Company and are subject to certain uncertainties and factors relating to the Company’s operations and economic environment, all of which are difficult to predict and many of which are beyond the control of the Company, that could cause actual results of the Company to differ materially from those expressed and/or implied by forward-looking statements. The following factors, in addition to those listed as Risk Factors in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2021, are among those that could cause actual results to differ materially from the forward-looking statements: changes in general economic, market and regulatory conditions; GDP growth and inflation trends; the ongoing dynamic nature of the COVID-19 pandemic and its impact; the impact of the interest rate and inflationary environment on the Company' business, financial condition and results of operations; other income or cash flow anticipated from the Company's operations, investment and/or lending activities; changes in laws and regulations affecting banks, bank holding companies and/or financial holding companies, such as the Dodd-Frank Act and Basel III and the Economic Growth, Regulatory Relief, and Consumer Protection Act; the impact of any change in the FDIC insurance assessment rate or the rules and regulations related to the calculation of the FDIC insurance assessment amount; legislative and regulatory changes in response to COVID-19 with which we and our subsidiaries must comply, including the CARES Act and the Consolidated Appropriations Act, 2021, and the rules and regulations promulgated thereunder, and federal, state and local government mandates; technological developments and changes; the ability to continue to introduce competitive new products and services on a timely, cost-effective basis; governmental and public policy changes, including environmental regulation; reliance on large customers; uncertainties arising from national and global events, including the war in Ukraine, as well as the potential impact of widespread protests, civil unrest, and political uncertainty on the economy and the financial services industry; and financial resources in the amounts, at the times and on the terms required to support the Company’s future businesses.

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

Critical Accounting Estimates

The Company's significant accounting policies conform with U.S. generally accepted accounting principles ("GAAP") and are described in Note 1 of Notes to Financial Statements. In applying those accounting policies, management of the Company is required to exercise judgment in determining many of the methodologies, assumptions and estimates to be utilized. Certain critical accounting estimates are more dependent on such judgment and in some cases may contribute to volatility in the Company's reported financial performance should the assumptions and estimates used change over time due to changes in circumstances. The more significant area in which management of the Company applies critical assumptions and estimates includes the following:

•Accounting for credit losses - The Company accounts for the allowance for credit losses using the current expected credit loss model. Under this accounting guidance, the allowance for credit losses represents a valuation account that is deducted from the amortized cost basis of certain financial assets, including loans and leases, to present the net amount expected to be collected at the balance sheet date. A provision for credit losses is recorded to adjust the level of the allowance as deemed necessary by management. In estimating expected losses in the loan and lease portfolio, borrower-specific financial data and macro-economic assumptions are utilized to project losses over a reasonable and supportable forecast period. For certain loan pools that share similar risk characteristics, the Company utilizes statistically developed models to estimate amounts and timing of expected future cash flows, collateral values and other factors used to determine the borrowers' abilities to repay obligations. Such models consider historical correlations of credit losses with various macroeconomic assumptions including unemployment and gross domestic product. These forecasts may be adjusted for inherent limitations or biases of the models. Subsequent to the forecast period, the Company utilizes longer-term historical loss experience to estimate losses over the remaining contractual life of the loans. Changes in the circumstances considered when determining management's estimates and assumptions could result in changes in those estimates and assumptions, which could result in adjustment of the allowance for credit losses in future periods. A discussion of facts and circumstances considered by management in determining the allowance for credit losses is included herein in Note 4 of Notes to Financial Statements.

COVID-19 Pandemic and Recent Events

The COVID-19 global pandemic continued to present health and economic challenges in the second quarter of 2022, but conditions were generally improved from 2021. The Company's hybrid work environment for most noncustomer facing employees is in place and travel restrictions eliminated. On March 17, 2022, the NY State Department of Labor announced that the department ended the designation of COVID-19 as an airborne infectious disease that presents a serious risk of harm to public health under the HERO Act and our protocols have been updated accordingly.

The Company's payment deferral program that was implemented in 2020 to provide assistance to its customers that were experiencing financial hardship due to the COVID-19 pandemic has been reduced as customers return to repayment status. As of June 30, 2022, total loans that continued in a deferral status amounted to approximately $1.8 million, representing 0.04% of total loans, and of those loans approximately 4.1% were past due. In accordance with the Coronavirus Aid, Relief and Economic Security Act (the "CARES Act") and the interagency guidance, the Company elected to adopt the provisions to not report qualified loan modifications as troubled debt restructurings ("TDRs"). The relief related to TDRs under the CARES Act was extended by the Consolidated Appropriations Act, 2021. Under the Consolidated Appropriations Act, relief under the CARES Act was extended until the earlier of (i) 60 days after the date the COVID-19 national emergency comes to an end or (ii) January 1, 2022. Management continues to monitor credit conditions carefully at the individual borrower level, as well as by industry segment, in order to be responsive to changing credit conditions.

The Company funded a total of 5,140 applications for Paycheck Protection Plan ("PPP") loans totaling $694.1 million in 2020 and 2021. Out of the $694.1 million of PPP loans that the Company funded, approximately $690.8 million have been forgiven by the SBA under the terms of the program as of June 30, 2022, or paid back by the borrower. As of June 30, 2022, there were twenty outstanding PPP loans totaling approximately $3.3 million. Total net deferred fees on the remaining balance of PPP loans amounted to $106,000 at June 30, 2022.

RESULTS OF OPERATION

Performance Summary
Net income for the second quarter of 2022 was $20.9 million or $1.45 diluted earnings per share, compared to $22.8 million or $1.54 diluted earnings per share for the same period in 2021. Net income for the first six months of 2022 was $44.1 million or $3.05 diluted earnings per share compared to $48.5 million or $3.26 diluted earnings per share for the first six months of 2021. Net income for the second quarter of 2022 was down $2.0 million or 8.6% when compared to the same quarter in 2021. For the year to date period ending June 30, 2022, net income decreased by $4.3 million or 8.9%. The decrease in net income for both the three and six month periods in 2022 compared to the same periods in 2021 was mainly a result of the recording of a provision expense as well as increases in noninterest expense.

Return on average assets ("ROA") for the quarter ended June 30, 2022 was 1.07%, compared to 1.15% for the quarter ended June 30, 2021. Return on average shareholders’ equity ("ROE") for the second quarter of 2022 was 13.09%, compared to 12.70% for the same period in 2021. For the year-to-date period ended June 30, 2022, ROA and ROE totaled 1.13% and 13.17%, respectively, compared to 1.24% and 13.55%, for the same period in 2021.

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

Banking Segment
The banking segment reported net income of $18.8 million for the second quarter of 2022, a decrease of $1.9 million or 9.1% from net income of $20.7 million for the same period in 2021. For the six months ended June 30, 2022, the banking segment reported net income of $38.8 million, a decrease of $4.2 million or 9.9% from the same period in 2021. The year-to-date decrease in net income was mainly due to a $5.2 million increase in provision expense over prior year, partially offset by increased net interest income.

Net interest income of $58.3 million for the second quarter of 2022 was up $3.4 million or 6.2% from the same period in 2021. For the six months ended June 30, 2022, net interest income of $114.9 million was up $5.0 million or 4.5% compared to the first six months of 2021, with the improvement largely driven by lower funding costs and higher yields on earning assets. Net interest income for the three and six months ended June 30, 2022 included net deferred loan fees associated with PPP loans of $873,000 and $2.9 million, respectively, compared to net deferred loan fees of $1.9 million and $4.7 million for the three and six months ended June 30, 2021, respectively.

The provision for credit losses was an expense of $856,000 for the three months ended June 30, 2022, compared to a credit of $3.1 million for the same period in 2021. For the six month period ended June 30, 2022, the provision for credit losses was an expense of $336,000 compared to a credit of $4.9 million for the same period in 2021. The increase in provision for credit losses for both the three and six month periods is mainly driven by current economic forecasts coupled with loan growth. For additional information, see the section titled "The Allowance for Credit Losses" below.

Noninterest income of $6.3 million for the three months ended June 30, 2022 was down $118,000 or 1.8% compared to the same period in 2021. The decrease was mainly driven by reduced income on bank owned life insurance and lower gains on sales of residential loans, which were down $399,000 and $100,000, respectively, from the same quarter in 2021. Service charges on deposit accounts were up $285,000 in the second quarter of 2022 over the second quarter of 2021. For the six months ended June 30, 2022, noninterest income of $12.5 million was down $237,000 or 1.9% compared to the six months ended June 30, 2021. The decrease was mainly driven by the reduced income on bank owned life insurance and lower gains on sales of residential loans, which were down $518,000 and $525,000, respectively, from the same period in 2021. These were partially offset by growth in service charges on deposit accounts and card services income, which were up $594,000 and $168,000, respectively, in 2022 over 2021.

Noninterest expense of $39.4 million and $76.6 million for the three and six months ended June 30, 2022, respectively, was up $1.5 million or 4.0% and $3.4 million or 4.6%, respectively, over the same periods in 2021. Included in the quarter and year-to-date periods of 2022 were one-time expenses of $956,000 and $1.2 million, respectively, related to the consolidation of the Company's four banking charters into one charter, including the related conversion of the core banking system, which was completed in May of this year. The other drivers were marketing expenses being up $324,000 and $886,000, and cardholder expenses being up $405,000 and $760,000, for the three and six months ended respectively.

Insurance Segment
The insurance segment reported net income of $1.3 million for the three months ended June 30, 2022, which was up $264,000 or 26.3% compared to the second quarter of 2021. Total noninterest revenue was up $410,000 or 5.0% for the second quarter of 2022 compared to the same quarter in the prior year, primarily due to growth in both commercial and personal lines property and casualty commissions. The growth in property and casualty commission revenue is attributed to new business, growth within the existing client base, and premium increases related to change in general market conditions.

For the six months ended June 30, 2022, net income was up $202,000 or 6.3% compared to the same period in the prior year. Total revenue was up $426,000 or 2.4% compared to the same period in the prior year. The increase in revenues and net income for the six months ended June 30, 2022 compared to the prior year is mainly due to growth in overall commission revenue of $652,000 or 4.3%, primarily in commercial and personal lines, which were up 6.4% and 5.3% respectively.

Noninterest expenses for the three months ended June 30, 2022 were up $51,000 or 0.8% compared to the three months ended June 30, 2021. Year-to-date noninterest expenses were up $117,000 or 0.9% compared to the six months ended June 30, 2021. The increases in noninterest expenses for the three and six months ended June 30, 2022 were mainly the result of increases in wages and new business commissions along with related tax and benefit expenses tied to the increase in commission revenue.

Wealth Management Segment
The wealth management segment reported net income of $759,000 for the three months ended June 30, 2022, which was down $345,000 or 31.3% compared to the second quarter of 2021. The lower net income was a result of lower revenues and increased expenses. Revenue for the second quarter of 2022 was down $210,000 or 4.4% compared to the second quarter of 2021. The decrease for the three months ended June 30, 2022 was mainly in advisory revenues related to a decrease in assets under management, largely a result of market conditions. Total expense for the second quarter of 2022 was up $106,000 or 3.1% compared to the second quarter of 2021. The increase in expense was mainly attributable to technology costs, mainly related to implementation of a new core platform. For the six months ended June 30, 2022, net income of $2.0 million was down $272,000 or 12.1% compared to the prior year, mainly due to an increase in expenses mentioned above. Revenues for the six months ended June 30, 2022, were down $59,000 or 0.6% from the same period in 2021.

Net Interest Income
The following tables show average interest-earning assets and interest-bearing liabilities, and the corresponding yield or cost associated with each for the three and six month periods ended June 30, 2022 and 2021:

Average Consolidated Statements of Condition and Net Interest Analysis (Unaudited)
	Quarter Ended			Quarter Ended
	June 30, 2022			June 30, 2021
	Average			Average
	Balance		Average	Balance		Average
(Dollar amounts in thousands)	(QTD)	Interest	Yield/Rate	(QTD)	Interest	Yield/Rate
ASSETS
Interest-earning assets
Interest-bearing balances due from banks	$88,094	$64	0.29%	$216,679	$45	0.08%
Securities (1)
U.S. Government securities	2,305,102	7,746	1.35%	1,987,541	5,338	1.08%
State and municipal (2)	97,481	619	2.55%	114,221	727	2.55%
Other securities (2)	3,337	28	3.40%	3,418	23	2.70%
Total securities	2,405,920	8,393	1.40%	2,105,180	6,088	1.16%
FHLBNY and FRB stock	12,234	120	3.92%	17,285	199	4.62%
Total loans and leases, net of unearned income (2)(3)	5,115,340	52,733	4.14%	5,270,648	53,909	4.10%
Total interest-earning assets	7,621,588	61,310	3.23%	7,609,792	60,241	3.18%
Other assets	209,057			340,154
Total assets	$7,830,645			$7,949,946
LIABILITIES & EQUITY
Deposits
Interest-bearing deposits
Interest bearing checking, savings, & money market	4,073,279	890	0.09%	3,966,472	943	0.10%
Time deposits	603,791	1,157	0.77%	726,258	1,859	1.03%
Total interest-bearing deposits	4,677,070	2,047	0.18%	4,692,730	2,802	0.24%
Federal funds purchased & securities sold under agreements to repurchase	54,885	15	0.11%	52,099	15	0.11%
Other borrowings	169,390	629	1.49%	272,993	1,351	1.98%
Trust preferred debentures	0	0	0.00%	12,978	821	25.39%
Total interest-bearing liabilities	4,901,345	2,691	0.22%	5,030,800	4,989	0.40%
Noninterest bearing deposits	2,189,132			2,082,149
Accrued expenses and other liabilities	100,813			115,661
Total liabilities	7,191,290			7,228,610
Tompkins Financial Corporation Shareholders’ equity	637,896			719,880
Noncontrolling interest	1,459			1,456
Total equity	639,355			721,336

Total liabilities and equity	$7,830,645			$7,949,946
Interest rate spread			3.01%			2.78%
Net interest income/margin on earning assets		58,619	3.09%		55,252	2.91%

Tax Equivalent Adjustment		(357)			(406)
Net interest income per consolidated financial statements		$58,262			$54,846

Average Consolidated Statements of Condition and Net Interest Analysis (Unaudited)
	Year to Date Period Ended			Year to Date Period Ended
	June 30, 2022			June 30, 2021
	Average			Average
	Balance		Average	Balance		Average
(Dollar amounts in thousands)	(YTD)	Interest	Yield/Rate	(YTD)	Interest	Yield/Rate
ASSETS
Interest-earning assets
Interest-bearing balances due from banks	$110,984	$105	0.19%	$312,130	$130	0.08%
Securities (1)
U.S. Government securities	2,299,389	15,108	1.32%	1,812,315	9,950	1.11%
State and municipal (2)	99,602	1,267	2.57%	117,571	1,502	2.58%
Other securities (2)	3,363	51	3.06%	3,422	46	2.72%
Total securities	2,402,354	16,426	1.38%	1,933,308	11,498	1.20%
FHLBNY and FRB stock	11,172	225	4.06%	16,836	412	4.93%
Total loans and leases, net of unearned income (2)(3)	5,085,808	104,088	4.13%	5,280,914	108,365	4.14%
Total interest-earning assets	7,610,318	120,844	3.20%	7,543,188	120,405	3.22%
Other assets	259,809			345,461
Total assets	$7,870,127			$7,888,649
LIABILITIES & EQUITY
Deposits
Interest-bearing deposits
Interest bearing checking, savings, & money market	4,116,870	1,638	0.08%	3,957,936	2,036	0.10%
Time deposits	617,616	2,455	0.80%	737,729	3,917	1.07%
Total interest-bearing deposits	4,734,486	4,093	0.17%	4,695,665	5,953	0.26%
Federal funds purchased & securities sold under agreements to repurchase	59,536	31	0.11%	55,821	31	0.11%
Other borrowings	147,466	1,129	1.54%	269,019	2,727	2.04%
Trust preferred debentures	0	0	0.00%	13,105	996	15.33%
Total interest-bearing liabilities	4,941,488	5,253	0.21%	5,033,610	9,707	0.39%
Noninterest bearing deposits	2,149,201			2,016,262
Accrued expenses and other liabilities	103,451			117,749
Total liabilities	7,194,140			7,167,621
Tompkins Financial Corporation Shareholders’ equity	674,545			719,586
Noncontrolling interest	1,442			1,442
Total equity	675,987			721,028

Total liabilities and equity	$7,870,127			$7,888,649
Interest rate spread			2.99%			2.83%
Net interest income/margin on earning assets		115,591	3.06%		110,698	2.96%

Tax Equivalent Adjustment		(715)			(815)
Net interest income per consolidated financial statements		$114,876			$109,883
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

Net Interest Income
Net interest income is the Company’s largest source of revenue, representing 75.5% and 74.7%, respectively, of total revenues for the three and six months ended June 30, 2022, compared to 74.4% and 73.9% for the same periods in 2021. Net interest income is dependent on the volume and composition of interest earning assets and interest-bearing liabilities and the level of market interest rates. The above table shows average interest-earning assets and interest-bearing liabilities, and the corresponding yield or cost associated with each.

Taxable-equivalent net interest income for the three months ended June 30, 2022 increased $3.4 million or 6.1% from the same period in the prior year. The increase resulted mainly from an 18 basis point decrease in the average rate paid on interest bearing liabilities and a 5 basis point increase in the average yield on interest earning assets. Taxable-equivalent net interest income for the six month period ended June 30, 2022 increased $4.9 million or 4.4% from the six month period ended June 30, 2021. Net interest income in the first six months of 2022 benefited from the growth in average securities balances and average yields on securities, which were up 24.3% and 18 basis points over the same six month period in 2021, and an 18 basis point decrease in the average rate paid on interest bearing liabilities.

Net interest margin for the three months ended June 30, 2022 was 3.09% compared to 2.91% in 2021. Net interest margin for the six months ended June 30, 2022 was 3.06% compared to 2.96% for the same period in 2021. The increase in net interest margin for the three and six months ended June 30, 2022 compared to the same periods in 2021 was mainly due to an increase in higher yielding securities along with lower average funding costs.

Taxable-equivalent interest income for the three and six months ended June 30, 2022, was $61.3 million and $120.8 million, up 1.8% and 0.4%, respectively, compared to the same periods in 2021. The growth in the three month period reflects higher average asset yields and growth in average earning assets, while the year-to-date growth reflects growth in average earning assets. Average asset yields for the three months ended June 30, 2022 were up 5 basis points compared to the same period in 2021 driven by growth in higher yielding securities as excess liquidity was invested in securities and loans. For the three months ended June 30, 2022, the average yield on securities was up 24 basis points and the average yield on loans was up 4 basis points over the same period in 2021. Yields in 2022 also benefited from increases in market interest rates. Average asset yields for the six months ended June 30, 2022 were down 2 basis points compared to the same period in 2021, resulting from a 1 basis point decrease in the average yield on loans, partially offset by an 18 basis point increase in the average yield on securities. As a result of its participation in the SBA's PPP, the Company recorded net deferred loan fees of $873,000 and $2.9 million, respectively, in the three and six months ended June 30, 2022, compared to $1.9 million and $4.7 million, respectively, for the three and six months ended June 30, 2021. These net deferred loan fees are included in interest income.

For the three and six months ended June 30, 2022, average earning assets were up $11.8 million or 0.2% and $67.1 million or 0.9%, respectively, over the same periods in 2021 with the majority of growth in securities. Average loan balances for the three months ended June 30, 2022, were down $155.3 million or 3.0% from the three months ended June 30, 2021. Average balances for the six months ended June 30, 2022 were down $195.1 million or 3.7% from the six months ended June 30, 2021. The decrease in average loans was primarily due to a decline in average PPP loans. Average securities balances for the three and six months ended June 30, 2022, were up $300.7 million or 14.3% and $469.0 million or 24.3%, respectively. Average interest bearing balances for the three and six months ended June 30, 2022, were down $128.6 million and $201.1 million, respectively, over the same periods in 2021.

Interest expense for the three and six months ended June 30, 2022, decreased by $2.3 million or 46.1% and $4.5 million or 45.9%, respectively, compared to the same periods in 2021. The average cost of interest-bearing deposits during the three and six months ended June 30, 2022 was 0.18% and 0.17%, respectively, down 6 basis points and 8 basis points, respectively, compared to the same periods in 2021. Average interest-bearing deposits were down $15.7 million or 0.3% but were up $38.8 million or 0.8%, respectively, for the same three and six months ended 2021. Average noninterest bearing deposits were up $107.0 million or 5.14% for the three months ended June 30, 2022 when compared to the second quarter of 2021, and for the six months ended June 30, 2022 were up $133.0 million or 6.6% compared to the same period in 2021. Average other borrowings for the three and six months ended June 30, 2022 were down $103.6 million or 38.0% and $121.6 million or 45.2%, respectively, compared to the same periods in 2021, mainly due to decreases in term borrowings with the FHLB.

Provision for Credit Losses
The provision for credit losses represents management’s estimate of the amount necessary to maintain the allowance for credit losses ("ACL") at an appropriate level. Provision for credit losses in the second quarter of 2022 was $856,000 compared to a credit of $3.1 million for the second quarter of 2021. Provision for credit losses for the six months ended June 30, 2022 was $336,000 compared to a credit of $4.9 million for the same period in 2021. The provision for credit losses for the three and six months ended June 30, 2022 included a provision expense of $76,000 and $290,000, respectively, related to off-balance sheet credit exposures compared to a credit to provision of $353,000 and a provision expense of $327,000, respectively, for the same periods in 2021. The increase in provision for credit losses for both the three and six month periods is mainly driven by current economic forecasts coupled with loan growth. The section captioned "Financial Condition – The Allowance for Credit Losses" below has further details on the allowance for credit losses and asset quality metrics.

Noninterest Income
Noninterest income was $18.9 million for the second quarter of 2022, which was in line compared to the second quarter of 2021, and was $38.9 million for the first six months of 2022, which was also in line with the same period prior year. Noninterest income represented 24.5% of total revenue for the second quarter of 2022 and 25.3% for the six months ended June 30, 2022, compared to 25.6% and 26.1%, respectively, for the same periods in 2021.

Insurance commissions and fees, the largest component of noninterest income, were $8.4 million for the second quarter of 2022, an increase of 4.7% from the same period prior year. The increase in insurance commissions and fees in the second quarter of 2022 over the same period in 2021 was mainly commercial lines and personal lines property and casualty commissions which grew by 9% and 6%, respectively. For the first six months of 2022, insurance commissions and fees were up $526,000 or 3.1% compared to the same period in 2021. The increase in revenues for the six months ended June 30, 2022, compared to the prior year was primarily due to growth in commercial lines and personal lines revenue attributable to increased new business, growth within the existing client base, and premium increases related to changes in general market conditions and exposures for certain business sectors.

Investment services income of $4.6 million in the second quarter of 2022 was down $121,000 or 2.6% compared to the second quarter of 2021. For the first six months of 2022, investment services income was up $123,000 or 1.3% compared to the same period in 2021. Investment services income includes trust services, financial planning, wealth management services, and brokerage related services. The fair value of assets managed by, or in custody of, Tompkins was $2.8 billion at June 30, 2022. The fair value of assets managed by, or in custody of, Tompkins was $5.0 billion at June 30, 2021, which included $1.5 billion of Company-owned securities where Tompkins is custodian. The decline in assets from prior year resulted in part from the outsourcing of the management of the Tompkins Retirement Account ($95.0 million) and custody of Company-owned securities where Tompkins was custodian ($1.5 billion); however, as these were inter-company related items, these have had little to no impact to total income, overall.

Service charges on deposit accounts were $1.8 million and $3.5 million for the three and six months ended June 30, 2022, up $285,000 or 19.4% and $594,000 or 20.2%, respectively, over the same periods in 2021. The increase was in net overdraft fees and service fees on personal and business accounts, reflective of increased transaction activity.

Card services income in the second quarter of 2022 was in line with the same three month period end of 2021, while the six months ended June 30, 2022, was up $168,000 or 3.2% compared to the same period in 2021. Debit card income, the largest component of card services income, was in line with both the three and six month period ended June 30, 2021. Interchange income related to credit card services was up $67,000 and $130,000, respectively, compared to the same three and six month periods in 2021.

Other income of $1.2 million in the second quarter of 2022 was down $424,000 or 25.5% compared to the same period in 2021. For the first six months of 2022, other income of $2.7 million was down $922,000 or 25.3% compared to the same period in 2021. The decrease for the three and six months ended June 30, 2022 compared to the same periods in 2021, was mainly due to lower earnings on bank owned life insurance and lower gains on sales of residential loans. Earnings on bank owned life insurance were down $399,000 and $562,000, respectively, and gains on sales of residential loans were down $100,000 and $525,000, respectively, for the three and six months ended June 30, 2022, compared to the same periods in the prior year.

Noninterest Expense
Noninterest expense of $49.1 million for the second quarter of 2022 and $96.0 million for the first six months of 2022, was up 3.5% and 4.4%, respectively, compared to the same periods in 2021.

Expenses associated with compensation and benefits comprise the largest component of noninterest expense, representing 62.6% and 62.3% of total noninterest expense for the three and six months ended June 30, 2022. Salaries and wages expense for the three and six months ended June 30, 2022 increased by $404,000 or 1.7%, and $1.0 million or 2.2%, respectively, compared to the same periods in 2021. The increases were mainly due to normal merit adjustments. Employee benefits for the three months ended June 30, 2022 decreased by $285,000 or 4.3%, from the same three month period end in 2021, mainly as a result of lower health care expense. Employee benefits for the six months ended June 30, 2022, was in line with the same six month period end in 2021.

Other expense categories, not related to compensation and benefits, for the three and six months ended June 30, 2022 were up $1.6 million or 9.3% and $3.0 million or 8.9%, respectively. For the three and six months ended June 30, 2022, compared to the same periods in 2021, marketing expenses were up $324,000 or 28.6% and $886,000 or 54.4%, respectively, cardholder expense was up $405,000 or 46.3% and $760,000 or 45.7%, respectively, printing and supplies were up $210,000 or 238.5% and $277,000 or 160.4%, respectively, and technology expense was up $713,000 or 23.9% and $1.5 million or 24.9%, respectively. Contributing to the growth in these expenses for the three months ended and year-to-date periods ended June 30, 2022, were one-time expenses of $956,000 and $1.2 million, respectively, related to the consolidation of the Company's four banking charters into one charter, including the related conversion of the core banking system, which was completed in May of this year.

Income Tax Expense
The provision for income taxes was $6.3 million for an effective rate of 23.2% for the second quarter of 2022, compared to tax expense of $6.5 million and an effective rate of 22.1% for the same quarter in 2021. For the first six months of 2022, the provision for income taxes was $13.3 million for an effective rate of 23.1% compared to tax expense of $13.2 million and an effective rate of 21.3% for the same period in 2021. The effective rates differ from the U.S. and state statutory rates primarily due to the effect of tax-exempt income from loans, securities and life insurance assets, and the income tax effects associated with stock based compensation. The increase in the effective tax rate for the three and six months ended June 30, 2022, over the same period in 2021, is largely due to the anticipated loss of certain New York State tax benefits due to the expectation that average assets will exceed $8.0 billion for the 2022 tax year.

The Company's banking subsidiary has an investment in a real estate investment trust that provides certain benefits on its New York State tax return for qualifying entities. A condition to claim the benefit is that the consolidated company has average assets of no more than $8.0 billion for the taxable year. The Company expects average assets to exceed the $8.0 billion threshold for the 2022 tax year. As of June 30, 2022, the Company's consolidated average assets, as defined by New York tax law, were slightly under the $8.0 billion threshold. The Company will continue to monitor the consolidated average assets during 2022 to determine future eligibility.

FINANCIAL CONDITION

Total assets were $7.8 billion at June 30, 2022, up $22.5 million or 0.3% from December 31, 2021. The increase in total assets over year-end 2021 was mainly due to loan growth, which increased $87.0 million or 1.7% compared to December 31, 2021. Total securities were $2.2 billion at June 30, 2022, down $124.6 million or 5.4% compared to the $2.3 billion reported at year-end 2021. The decrease was the result of an increase in unrealized losses on the available-for-sale portfolio from $19.3 million at year-end 2021 to $183.3 million at June 30, 2022, as a result of the increase in market interest rates in 2022. Total cash and cash equivalents were down $17.3 million or 27.4% compared to December 31, 2021. Total deposits at June 30, 2022 were down $21.9 million or 0.3% from December 31, 2021. Other borrowings at June 30, 2022 increased $171.6 million or 138.4% from December 31, 2021, as loan growth outpaced deposit growth.

Securities
As of June 30, 2022, the Company’s securities portfolio was $2.2 billion or 28.1% of total assets, compared to $2.3 billion or 29.8% of total assets at year end 2021. The following table details the composition of the securities portfolio:

Available-for-Sale Debt Securities
	June 30, 2022		December 31, 2021
(In thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
U.S. Treasuries	$191,051	$174,102	$160,291	$157,834
Obligations of U.S. Government sponsored entities	863,235	793,493	843,218	832,373
Obligations of U.S. states and political subdivisions	95,661	88,078	102,177	104,169
Mortgage-backed securities - residential, issued by
U.S. Government agencies	63,185	59,114	76,502	77,157
U.S. Government sponsored entities	859,388	774,571	879,102	870,556
U.S. corporate debt securities	2,500	2,360	2,500	2,424
Total available-for-sale debt securities	$2,075,020	$1,891,718	$2,063,790	$2,044,513

Held-to-Maturity Debt Securities
	June 30, 2022		December 31, 2021
(In thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
U.S. Treasuries	$86,582	$77,345	$86,689	$86,368
Obligations of U.S. Government sponsored entities	225,733	197,315	197,320	195,920
Total held-to-maturity debt securities	$312,315	$274,660	$284,009	$282,288

As of June 30, 2022, the available-for-sale debt securities portfolio had net unrealized losses of $183.3 million compared to net unrealized losses of $19.3 million at December 31, 2021. The increase in unrealized losses related to the available-for-sale debt securities portfolio, which reflects the amount that the amortized cost exceeds fair value, was due primarily to increases in market interest rates during the first six months of 2022. Management’s policy is to purchase investment grade securities that on average have relatively short duration, which helps mitigate interest rate risk and provides sources of liquidity without significant risk to capital.

The Company evaluates available-for-sale and held-to-maturity debt securities in an unrealized loss position to determine whether the decline in the fair value below the amortized cost basis (impairment) is the result of changes in interest rates or reflects a fundamental change in the credit worthiness of the underlying issuer. Any impairment that is not credit related is recognized in other comprehensive income, net of applicable taxes. Credit-related impairment is recognized as an allowance for credit losses ("ACL") on the balance sheet, limited to the amount by which the amortized cost basis exceeds the fair value, with a corresponding adjustment to earnings. Both the ACL and the adjustment to net income may be reversed if conditions change.

The Company determined that at June 30, 2022, all impaired available-for-sale and held-to-maturity debt securities were primarily attributable to changes in interest rates and levels of market liquidity, relative to when the investment securities were purchased, and not due to the credit worthiness of the underlying issuers. The Company does not have the intent to sell these securities and does not believe it is more likely than not that the Company will be required to sell these securities before a recovery of amortized cost. Therefore, the Company carried no ACL at June 30, 2022 and there was no credit loss expense recognized by the Company with respect to the securities portfolio during the three and six months ended June 30, 2022.

Loans and Leases
Loans and leases as of the end of the second quarter and prior year-end period were as follows:

(In thousands)	06/30/2022	12/31/2021
Commercial and industrial
Agriculture	$69,291	$99,172
Commercial and industrial other	717,837	699,121
PPP loans	3,499	71,260
Subtotal commercial and industrial	790,627	869,553
Commercial real estate
Construction	208,695	178,582
Agriculture	200,089	195,973
Commercial real estate other	2,361,790	2,278,599
Subtotal commercial real estate	2,770,574	2,653,154
Residential real estate
Home equity	181,672	182,671
Mortgages	1,341,663	1,290,911
Subtotal residential real estate	1,523,335	1,473,582
Consumer and other
Indirect	3,196	4,655
Consumer and other	65,033	67,396
Subtotal consumer and other	68,229	72,051
Leases	14,019	13,948
Total loans and leases	5,166,784	5,082,288
Less: unearned income and deferred costs and fees	(4,281)	(6,821)
Total loans and leases, net of unearned income and deferred costs and fees	$5,162,503	$5,075,467

Total loans and leases of $5.2 billion at June 30, 2022 were up $87.0 million or 1.7% from December 31, 2021, mainly in the commercial real estate and residential real estate portfolios, and partially offset by the decline in PPP loan balances. PPP loans decreased $67.8 million from $71.3 million at year-end 2021, to $3.5 million at June 30, 2022. Excluding PPP loans, total loans at June 30, 2022 were up $154.8 million or 3.1% from December 31, 2021. As of June 30, 2022, total loans and leases represented 65.8% of total assets compared to 64.9% of total assets at December 31, 2021.

Residential real estate loans, including home equity loans, were $1.5 billion at June 30, 2022, up $49.8 million or 3.4% compared to December 31, 2021, and comprised 29.5% of total loans and leases at June 30, 2022. Changes in residential loan balances reflect the Company’s decision to retain these loans or sell them in the secondary market due to interest rate considerations. The Company’s Asset/Liability Committee meets regularly and establishes standards for selling and retaining residential real estate mortgage originations.

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

During the first six months of 2022 and 2021, the Company sold residential loans totaling $305,000 and $16.8 million, respectively, recognizing gains of $57,000 and $582,000, respectively. These residential real estate loans were sold without recourse in accordance with standard secondary market loan sale agreements. When residential mortgage loans are sold, the Company typically retains all servicing rights, which provides the Company with a source of fee income. Mortgage servicing rights totaled $1.0 million at June 30, 2022 and $1.0 million at December 31, 2021.

Commercial real estate loans and commercial and industrial loans totaled $2.8 billion and $790.6 million, respectively, and represented 53.7% and 15.3%, respectively, of total loans and leases as of June 30, 2022. The commercial real estate portfolio was up $117.4 million or 4.4% over year-end 2021, while commercial and industrial loans were down $78.9 million or 9.1%. The decrease in commercial and industrial loans over year-end 2021 was mainly in PPP loans, which were down $67.8 million or 95.1% to $3.5 million at June 30, 2022.

As of June 30, 2022, agriculturally-related loans totaled $269.4 million or 5.2% of total loans and leases, compared to $295.1 million or 5.8% of total loans and leases at December 31, 2021. Agriculturally-related loans include loans to dairy farms and crop farms. Agricultural-related loans are primarily made based on identified cash flows of the borrower with consideration given to underlying collateral, personal guarantees, and government related guarantees. Agriculturally-related loans are generally secured by the assets or property being financed or other business assets such as accounts receivable, livestock, equipment or commodities/crops.

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

The Allowance for Credit Losses
The below table represents the allowance for credit losses as of June 30, 2022 and December 31, 2021. The table provides, as of the dates indicated, an allocation of the allowance for credit losses for inherent loan losses by type. The allocation is neither indicative of the specific amounts or the loan categories in which future charge-offs may occur, nor is it an indicator of future loss trends. The allocation of the allowance for credit losses to each category does not restrict the use of the allowance to absorb losses in any category.

(In thousands)	6/30/2022	12/31/2021
Allowance for credit losses
Commercial and industrial	$7,814	$6,335
Commercial real estate	23,227	24,813
Residential real estate	11,082	10,139
Consumer and other	1,591	1,492
Finance leases	79	64
Total	$43,793	$42,843

As of June 30, 2022, the total allowance for credit losses was $43.8 million, up $950,000 or 2.2% compared to December 31, 2021. The ACL as a percentage of total loans measured 0.85% at June 30, 2022, compared to 0.84% at December 31, 2021.

The increase in the ACL from year-end 2021 reflects updated gross domestic product ("GDP") forecasts coupled with loan growth, mainly in the real estate portfolios. Forecasts related to GDP have slowed and are more in line with historical levels. Qualitative reserves established as a result of the COVID-19 pandemic to address specific portfolios with increased risk characteristics, including loans in our hotel portfolio, and loans in our deferral program, continue to move lower as a result of improved conditions in the hotel industry and payment performance of loans coming out of the deferral program. Although we have seen improved occupancy rates in the hospitality industry in recent months, we continue to closely monitor this industry.

Asset quality measures at June 30, 2022 were generally favorable compared with December 31, 2021. Loans internally-classified Special Mention or Substandard were down $22.6 million or 16.4% compared to December 31, 2021. Nonperforming loans and leases were down $1.6 million or 5.1% from year end 2021 and represented 0.57% of total loans at June 30, 2022 compared to 0.61% at December 31, 2021. The allowance for credit losses covered 147.95% of nonperforming loans and leases as of June 30, 2022, compared to 137.51% at December 31, 2021.

Activity in the Company’s allowance for credit losses during the six months of 2022 and 2021 is illustrated in the table below:

Analysis of the Allowance for Credit Losses
(In thousands)	6/30/2022	6/30/2021
Average loans outstanding during period	$5,085,808	$5,280,914
Allowance at beginning of year, prior to adoption of ASU 2016-13	42,843	51,669
LOANS CHARGED-OFF:
Commercial and industrial	23	118
Commercial real estate	50	0
Residential real estate	51	46
Consumer and other	278	152
Finance leases	0	0
Total loans charged-off	$402	$316
RECOVERIES OF LOANS PREVIOUSLY CHARGED-OFF:
Commercial and industrial	26	101
Commercial real estate	805	1,039
Residential real estate	307	158
Consumer and other	168	82
Finance Leases	0	0
Total loans recovered	$1,306	$1,380
Net loans recovered	(904)	(1,064)
Provision (credit) for credit losses related to loans	46	(5,228)
Balance of allowance at end of period	$43,793	$47,505
Allowance for credit losses as a percentage of total loans and leases	0.85%	0.92%
Annualized net (recoveries) charge-offs on loans to average total loans and leases during the period	(0.04)%	(0.04)%

The provision for credit losses for loans was $780,000 for the three months ended June 30, 2022, compared to a credit of $2.7 million for the same period in 2021. For the six month period ended June 30, 2022, the provision for credit losses was $46,000 compared to credit of $5.2 million for the same period in 2021. The provision expense for credit losses for loans is based upon the Company's quarterly evaluation of the appropriateness of the allowance for credit losses. As discussed above, the ACL model estimated higher reserves at June 30, 2022 due to lower GDP forecasts coupled with loan growth. Net loan and lease recoveries for the six months ended June 30, 2022 were $904,000 compared to net recoveries of $1.1 million for the same period in 2021.

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

For the three months ended June 30, 2022, the provision for credit losses for off-balance sheet credit exposures was $76,000 compared to a credit of $353,000 for the same period in 2021. For the six month period ended June 30, 2022, the provision for credit losses for off-balance sheet credit exposures was $290,000 compared to $327,000 for the same six month period in 2021. The provision in 2022 was driven by an increase in off-balance sheet exposures, specifically commercial real estate loan commitments.

Analysis of Past Due and Nonperforming Loans
(In thousands)	6/30/2022	12/31/2021	6/30/2021
Loans 90 days past due and accruing
Commercial and industrial	$62	$0	$0
Total loans 90 days past due and accruing	$62	$0	$0
Nonaccrual loans
Commercial and industrial	$293	$533	$708
Commercial real estate	12,545	13,893	35,401
Residential real estate	11,536	11,178	11,556
Consumer and other	291	429	354
Total nonaccrual loans	$24,665	$26,033	$48,019
Troubled debt restructurings not included above	4,872	5,124	5,776
Total nonperforming loans and leases	$29,599	$31,157	$53,795
Other real estate owned	122	135	88
Total nonperforming assets	$29,721	$31,292	$53,883
Allowance as a percentage of nonperforming loans and leases	147.95%	137.51%	88.31%
Total nonperforming loans and leases as percentage of total loans and leases	0.57%	0.61%	1.04%
Total nonperforming assets as percentage of total assets	0.38%	0.40%	0.67%

Nonperforming assets include loans past due 90 days and accruing, nonaccrual loans, TDRs, and foreclosed real estate/other real estate owned. Total nonperforming assets of $29.7 million at June 30, 2022 were down $1.6 million or 5.0% compared to December 31, 2021, and $24.2 million or 44.8% compared to June 30, 2021. The decrease in nonperforming assets from June 30, 2021, was mainly in the commercial real estate portfolio and included the payoff of one relationship totaling $11.8 million in the hospitality industry and a $7.0 million charge-off of another relationship that included two loans in the hospitality industry during the fourth quarter of 2021. Nonperforming assets represented 0.38% of total assets at June 30, 2022, down from 0.40% at December 31, 2021, and 0.67% reported for June 30, 2021. The Company's ratio of nonperforming assets to total assets is well below the peer groups's most recent percentile ranking for March 31, 2022.

Loans are considered modified in a TDR when, due to a borrower’s financial difficulties, the Company makes a concession(s) to the borrower that it would not otherwise consider and the borrower could not obtain elsewhere. These modifications may include, among others, an extension of the term of the loan, and granting a period when interest-only payments can be made, with the principal payments made over the remaining term of the loan or at maturity. TDRs are included in the above table within the following categories: "loans 90 days past due and accruing", "nonaccrual loans", or "troubled debt restructurings not included above". Loans in the latter category include loans that meet the definition of a TDR but are performing in accordance with the modified terms and therefore classified as accruing loans. At June 30, 2022, the Company had $6.1 million in TDRs, and of that total $1.2 million was reported as nonaccrual and $4.9 million was considered performing and included in the table above.

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

The ratio of the allowance to nonperforming loans and leases (loans past due 90 days and accruing, nonaccrual loans and restructured troubled debt) was 147.95% at June 30, 2022, compared to 137.51% at December 31, 2021, and 88.31% at June 30, 2021. The Company’s nonperforming loans and leases are mostly made up of individually evaluated loans with limited exposure or loans that require limited specific reserves due to the level of collateral available with respect to these loans and/or previous charge-offs.

The Company, through its internal loan review function, identified 20 commercial relationships from the loan portfolio totaling $29.7 million at June 30, 2022, that were potential problem loans. At December 31, 2021, the Company had identified 25 relationships totaling $36.5 million that were potential problem loans. Of the 20 relationships at June 30, 2022, that were Substandard, there were 8 relationships that equaled or exceeded $1.0 million, which in aggregate totaled $25.8 million, the largest of which was $7.4 million. The Company continues to monitor these potential problem relationships; however, management cannot predict the extent to which continued weak economic conditions or other factors may further impact borrowers. These loans remain in a performing status due to a variety of factors, including payment history, the value of collateral supporting the credits, and personal or government guarantees. These factors, when considered in the aggregate, give management reason to believe that the current risk exposure on these loans does not warrant accounting for these loans as nonperforming. However, these loans do exhibit certain risk factors, which have the potential to cause them to become nonperforming. Accordingly, management's attention is focused on these credits, which are reviewed on at least a quarterly basis.

Capital
Total equity was $624.3 million at June 30, 2022, a decrease of $104.6 million or 14.4% from December 31, 2021. The decrease was the result of an increase in unrealized losses on the available-for-sale portfolio from $19.3 million at year-end 2021 to $183.3 million at June 30, 2022, as a result of the increase in market interest rates in 2022. The decrease was partially offset by an increase in retained earnings.

Additional paid-in capital decreased by $9.2 million, from $312.5 million at December 31, 2021, to $303.3 million at June 30, 2022. The decrease was primarily attributable to a $14.1 million aggregate purchase price related to the Company's repurchase and retirement of 179,797 shares of its common stock during the first six months of 2022 pursuant to its publicly announced stock repurchase plan; partially offset by $2.9 million related shares issued for the employee stock ownership program and $1.9 million attributed to stock-based compensation.

Retained earnings increased by $27.5 million or 5.8% from $475.3 million at December 31, 2021, to $502.8 million at June 30, 2022, mainly reflecting net income of $44.1 million for the year-to-date period, less dividends of $16.6 million.

Accumulated other comprehensive loss increased from a net loss of $56.0 million at December 31, 2021, to a net loss of $178.9 million at June 30, 2022, reflecting a $122.9 million increase in unrealized losses on available-for-sale debt securities mainly due to changes in market rates, partially offset by a $900,000 decrease related to post-retirement benefit plan losses.

Cash dividends paid in the first six months of 2022 totaled approximately $16.6 million or $1.14 per common share, representing 37.7% of year to date 2022 earnings through June 30, 2022, compared to cash dividends of $16.1 million or $1.08 per common share paid in the first six months of 2021. Cash dividends per share during the first six months of 2022 were up 5.6% over the same period in 2021.

The Company and its subsidiary bank are subject to various regulatory capital requirements administered by Federal bank regulatory agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material adverse effect on the Company’s business, results of operation and financial condition. Under capital adequacy guidelines and the regulatory framework for prompt corrective action (PCA), banks must meet specific guidelines that involve quantitative measures of assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. Capital amounts and classifications of the Company and its subsidiary banks are also subject to qualitative judgments by regulators concerning components, risk weightings, and other factors. Quantitative measures established by regulation to ensure capital adequacy require the maintenance of minimum amounts and ratios of common equity Tier 1 capital, Total capital and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. Management believes that the Company and its subsidiary bank meets all capital adequacy requirements to which they are subject.

The following table provides a summary of the Company’s capital ratios as of June 30, 2022:

Regulatory Capital Analysis
June 30, 2022	Actual		Minimum Capital Required - Basel III Fully Phased-In		Well Capitalized Requirement
(dollar amounts in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk weighted assets)	$755,159	14.07%	$563,544	10.50%	$536,709	10.00%
Tier 1 Capital (to risk weighted assets)	$707,095	13.17%	$456,203	8.50%	$429,367	8.00%
Tier 1 Common Equity (to risk weighted assets)	$707,095	13.17%	$375,696	7.00%	$348,861	6.50%
Tier 1 Capital (to average assets)	$707,095	9.02%	$313,597	4.00%	$391,996	5.00%

As of June 30, 2022, the Company’s capital ratios exceeded the minimum required capital ratios plus the fully phased-in capital conservation buffer, and the minimum required capital ratios for well capitalized institutions. The capital levels required to be considered well capitalized, presented in the above table, are based upon prompt corrective action regulations, as amended to reflect the changes under Basel III Capital Rules.

Total capital as a percent of risk weighted assets decreased to 14.1% at June 30, 2022, compared with 14.2% as of December 31, 2021. Tier 1 capital as a percent of risk weighted assets decreased from 13.3% at the end of 2021 to 13.2% as of June 30, 2022. Tier 1 capital as a percent of average assets was 9.0% at June 30, 2022, up from 8.8% as of December 31, 2021. Common equity Tier 1 capital was 13.2% at the end of the second quarter of 2022, down from 13.3% at the end of 2021.

As of June 30, 2022, the capital ratios for the Company’s subsidiary bank also exceeded the minimum required capital ratios for well capitalized institutions, plus the fully phased-in capital conservation buffer.

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

Deposits and Other Liabilities
Total deposits of $6.8 billion at June 30, 2022 were down $21.9 million or 0.3% from December 31, 2021. The decrease from year-end 2021 was primarily in checking, money market and savings balances, which collectively were down $49.1 million or 1.2%, and time deposits, which were down $44.8 million or 7.0%. Noninterest bearing deposits were up $72.0 million or 3.4% , from year-end 2021.

The most significant source of funding for the Company is core deposits. The Company defines core deposits as total deposits less time deposits of $250,000 or more, brokered deposits, municipal money market deposits, and reciprocal deposit relationships with municipalities. Core deposits grew by $22.0 million or 0.4% from year-end 2021, to $5.8 billion at June 30, 2022. Core deposits represented 85.7% of total deposits at June 30, 2022, compared to 85.1% of total deposits at December 31, 2021.

The Company uses both retail and wholesale repurchase agreements. Retail repurchase agreements are arrangements with local customers of the Company, in which the Company agrees to sell securities to the customer with an agreement to repurchase those securities at a specified later date. Retail repurchase agreements totaled $50.1 million at June 30, 2022, and $66.8 million at December 31, 2021. Management generally views retail repurchase agreements as an alternative to large time deposits.

The Company’s other borrowings totaled $295.6 million at June 30, 2022, up $171.6 million or 138.4% from $124.0 million at December 31, 2021. Borrowings at June 30, 2022 consisted of $235.6 million in overnight FHLB advances and $60.0 million of FHLB term advances, compared to $14.0 million in FHLB overnight advances and $110.0 million of FHLB term advances at year end 2021. Of the $60.0 million in FHLB term advances at June 30, 2022, $10 million is due to mature in less than one year and $50 million are due to mature in over one year.

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

Core deposits, discussed above under "Deposits and Other Liabilities", are a primary and low cost funding source obtained primarily through the Company’s branch network. In addition to core deposits, the Company uses non-core funding sources to support asset growth. These non-core funding sources include time deposits of $250,000 or more, brokered time deposits, municipal money market deposits, reciprocal deposits, bank borrowings, securities sold under agreements to repurchase and overnight and term advances from the FHLB. Rates and terms are the primary determinants of the mix of these funding sources. Non-core funding sources of $1.3 billion at June 30, 2022 increased $111.1 million or 9.2% as compared to year-end 2021. Non-core funding sources, as a percentage of total liabilities, were 18.2% at June 30, 2022, compared to 17.0% at December 31, 2021.

Non-core funding sources may require securities to be pledged against the underlying liability. Securities held at fair value were $1.5 billion at June 30, 2022 and $1.4 billion at December 31, 2021, and were either pledged or sold under agreements to repurchase. Pledged securities represented 63.7% of total securities at June 30, 2022, compared to 59.4% of total securities at December 31, 2021.

Cash and cash equivalents totaled $80.4 million as of June 30, 2022 which increased from $63.1 million at December 31, 2021. Short-term investments, consisting of securities due in one year or less, decreased from $77.9 million at December 31, 2021, to $61.9 million on June 30, 2022.

Cash flow from the loan and investment portfolios provides a significant source of liquidity. These assets may have stated maturities in excess of one year, but have monthly principal reductions. Total mortgage-backed securities, at fair value, were $833.7 million at June 30, 2022 compared with $947.7 million at December 31, 2021. Outstanding principal balances of residential mortgage loans, consumer loans, and leases totaled approximately $1.6 billion at June 30, 2022, up $46.0 million or 2.9% compared with year-end 2021. Aggregate amortization from monthly payments on these assets provides significant additional cash flow to the Company.

The Company's liquidity is enhanced by ready access to national and regional wholesale funding sources including Federal funds purchased, repurchase agreements, brokered deposits, and FHLB advances. Through its subsidiary bank, the Company has borrowing relationships with the FHLB and correspondent banks, which provide secured and unsecured borrowing capacity. As members of the FHLB, the Company can use certain unencumbered mortgage-related assets and securities to secure borrowings from the FHLB. At June 30, 2022, the established borrowing capacity with the FHLB was $1.51 billion, with available unencumbered mortgage-related assets of $1.21 billion. Additional assets may also qualify as collateral for FHLB advances, upon approval of the FHLB.

Accounting Standards Pending Adoption

ASU No. 2020-06, "Fair Value Measurements (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions." The amendments in this update provides clarification on guidance in Topic 820, Fair Value Measurement, when measuring the fair value of an equity security subject to contractual restrictions that prohibit the sale of an equity security and provides new disclosure requirements for equity securities subject to contractual sale restrictions, that are measured at fair value. ASU 2022-06 is effective December 15, 2023 and is not expected to have a significant impact on our consolidated financial statements.

ASU No. 2020-04, "Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting." The amendments in this update provide optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. It provides optional expedients and exceptions for applying U.S. generally accepted accounting principles to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments in this update are effective for all entities as of

March 12, 2020 through December 31, 2022. Tompkins is currently evaluating the potential impact of ASU 2020-04 on our consolidated financial statements.

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
The Company’s Board of Directors has set a policy that interest rate risk exposure will remain within a range whereby net interest income will not decline by more than 10% in one year as a result of a 100 basis point parallel change in rates. Based upon the simulation analysis performed as of May 31, 2022, the base case scenario, which assumes interest rates are unchanged from the date of the simulation, reflects an improvement in net interest income over the next 12 to 18 months. The same simulation shows that a 200 basis point parallel increase in interest rates over a one-year time frame would result in a one-year decrease in net interest income from the base case of approximately 3.8%, while a 100 basis point parallel decline in interest rates over a one-year period would result in a one year decrease in net interest income of 1.2% from the base case. The simulation assumes no balance sheet growth and no management action to address balance sheet mismatches.
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

The down 100 rate scenario decreases net interest income slightly in the first year based on the Company's assets repricing downward to a greater degree than the rates on the Company's interest-bearing liabilities, mainly deposits and overnight borrowings. Rates on savings and money market accounts are at or near historically low levels allowing for minimal interest expense relief in the first year of a declining rate scenario. In addition, the model assumes that prepayments accelerate in the down interest rate environment resulting in additional pressure on asset yields as proceeds are reinvested at lower rates.

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

In addition to the simulation analysis, management uses an interest rate gap measure. The table below is a Condensed Static Gap Report, which illustrates the anticipated repricing intervals of assets and liabilities as of June 30, 2022. The Company’s one-year net interest rate gap was a negative $609.9 million or 7.78% of total assets at June 30, 2022, compared with a negative $331.5 million or 4.24% of total assets at December 31, 2021. A negative gap position exists when the amount of interest-bearing liabilities maturing or repricing exceeds the amount of interest-earning assets maturing or repricing within a particular time period. This analysis suggests that the Company’s net interest income contains a higher degree of risk in a rising rate environment over the next 12 months. An interest rate gap measure could be significantly affected by external factors such as a rise or decline in interest rates, loan or securities prepayments, and deposit withdrawals.

Condensed Static Gap - June 30, 2022			Repricing Interval
(In thousands)	Total	0-3 months	3-6 months	6-12 months	Cumulative 12 months

Interest-earning assets[1]	$7,628,083	$1,021,698	$371,565	$574,865	$1,968,128
Interest-bearing liabilities	4,907,493	2,279,914	120,705	177,406	2,578,025
Net gap position		$(1,258,216)	$250,860	$397,459	$(609,897)
Net gap position as a percentage of total assets		(16.04)%	3.20%	5.07%	(7.78)%
 1 Balances of available securities are shown at amortized cost

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2022.

Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this Report on Form 10-Q, the Company's disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting
There were no changes in the Company's internal control over financial reporting that occurred during the quarter ended June 30, 2022, that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings
The Company is subject to various claims and legal actions that arise in the ordinary course of conducting business. As of June 30, 2022, management, after consultation with legal counsel, does not anticipate that the aggregate ultimate liability arising out of litigation pending or threatened against the Company or its subsidiaries will be material to the Company's consolidated financial position. On at least a quarterly basis, the Company assesses its liabilities and contingencies in connection with such legal proceedings. Although the Company does not believe that the outcome of pending litigation will be material to the Company's consolidated financial position, it cannot rule out the possibility that such outcomes will be material to the consolidated results of operations for a particular reporting period in the future.

Item 1A. Risk Factors

There have been no material changes in the risk factors previously disclosed under Item 1A. of the Company’s Annual Report on Form 10-K, for the fiscal year ended December 31, 2021.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
	(a)	(b)	(c)	(d)
April 1, 2022 through April 30, 2022	39,640	$77.11	37,629	200,000
May 1, 2022 through May 31, 2022	677	72.79	0	200,000
June 1, 2022 through June 30, 2022	12,335	71.67	12,000	188,000
Total	52,652	$75.78	49,629	188,000

Included in the table above are 2,011 shares purchased in April 2022, at an average cost of $77.45, and 677 shares purchased in May 2022, at an average cost of $72.79, by the trustee of the rabbi trust established by the Company under the Company’s Stock Retainer Plan For Eligible Directors of Tompkins Financial Corporation and Participating Subsidiaries, which were part of the director deferred compensation under that plan. In addition, the table includes 335 shares delivered to the Company in June 2022 at an average cost of $78.65 to satisfy mandatory tax withholding requirements upon vesting of restricted stock under the Company's 2009 and 2019 Equity Plans.

On October 22, 2021, the Company’s Board of Directors authorized a share repurchase plan (the "2021 Repurchase Plan") for the repurchase of up to 400,000 shares of the Company’s common stock over the 24 months following adoption of the 2021 Repurchase Plan. Shares may be repurchased from time to time under the 2021 Repurchase Plan in open market transactions at prevailing market prices, in privately negotiated transactions, or by other means in accordance with federal securities laws, and the repurchase program may be suspended, modified or terminated by the Board of Directors at any time for any reason. Under the 2021 Repurchase Plan, the Company had repurchased 212,000 shares through June 30, 2022, at an average cost of $78.89.

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
** Attached as Exhibit 101 to this report are the following formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Condition as of June 30, 2022 and December 31, 2021; (ii) Consolidated Statements of Income for the three and six months ended June 30, 2022 and 2021; (iii) Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2022 and 2021; (iv) Consolidated Statements of Cash Flows for the six months ended June 30, 2022 and 2021; (v) Consolidated Statements of Changes in Shareholders' Equity for the three and six months ended June 30, 2022 and 2021; and (vi Notes to Unaudited Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 08, 2022

TOMPKINS FINANCIAL CORPORATION

By:	/s/ Stephen S. Romaine
Stephen S. Romaine
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Francis M. Fetsko
Francis M. Fetsko
Executive Vice President, Chief Financial Officer, and Chief Operating Officer
(Principal Financial Officer)
(Principal Accounting Officer)