Form 10-Q
period 2022-09-30
TOMPKINS FINANCIAL CORP
filed 2022-11-07
CIK 1005817

United States
Securities and Exchange Commission
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

Indicate the number of shares of the Registrant's Common Stock outstanding as of the latest practicable date: 14,483,757 shares as of November 2, 2022.

TOMPKINS FINANCIAL CORPORATION

FORM 10-Q

Item 1. Financial Statements

TOMPKINS FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CONDITION

(In thousands, except share and per share data)	As of	As of
ASSETS	9/30/2022	12/31/2021
	(unaudited)	(audited)
Cash and noninterest bearing balances due from banks	$20,342	$23,078
Interest bearing balances due from banks	83,270	40,029
Cash and Cash Equivalents	103,612	63,107

Available-for-sale debt securities, at fair value (amortized cost of $2,010,101 at September 30, 2022 and $2,063,790 at December 31, 2021)	1,740,936	2,044,513
Held-to-maturity securities, at amortized cost (fair value of $258,755 at September 30, 2022 and $282,288 December 31, 2021)	312,329	284,009
Equity securities, at fair value (amortized cost $771 at September 30, 2022 and $902 at December 31, 2021)	771	902
Total loans and leases, net of unearned income and deferred costs and fees	5,208,436	5,075,467
Less: Allowance for credit losses	44,772	42,843
Net Loans and Leases	5,163,664	5,032,624

Federal Home Loan Bank and other stock	9,156	10,996
Bank premises and equipment, net	82,636	85,416
Corporate owned life insurance	86,857	86,495
Goodwill	92,602	92,447
Other intangible assets, net	2,932	3,643
Accrued interest and other assets	184,446	115,830
Total Assets	$7,779,941	$7,819,982
LIABILITIES
Deposits:
Interest bearing:
Checking, savings and money market	4,076,753	4,016,025
Time	599,612	639,674
Noninterest bearing	2,260,361	2,135,736
Total Deposits	6,936,726	6,791,435

Federal funds purchased and securities sold under agreements to repurchase	55,340	66,787
Other borrowings	101,000	124,000
Other liabilities	113,916	108,819
Total Liabilities	$7,206,982	$7,091,041
EQUITY
Tompkins Financial Corporation shareholders' equity:
Common Stock - par value $0.10 per share: Authorized 25,000,000 shares; Issued: 14,519,667 at September 30, 2022; and 14,696,911 at December 31, 2021	1,452	1,470
Additional paid-in capital	303,431	312,538
Retained earnings	515,870	475,262
Accumulated other comprehensive loss	(243,237)	(55,950)
Treasury stock, at cost – 125,944 shares at September 30, 2022, and 124,709 shares at December 31, 2021	(6,063)	(5,791)
Total Tompkins Financial Corporation Shareholders’ Equity	571,453	727,529

Noncontrolling interests	1,506	1,412
Total Equity	$572,959	$728,941
Total Liabilities and Equity	$7,779,941	$7,819,982

See notes to unaudited consolidated financial statements.

TOMPKINS FINANCIAL CORPORATION
 CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Nine Months Ended
(In thousands, except per share data) (Unaudited)	9/30/2022	9/30/2021	9/30/2022	9/30/2021
INTEREST AND DIVIDEND INCOME
Loans	$55,041	$53,738	$158,677	$161,598
Due from banks	85	136	190	266
Available-for-sale debt securities	7,157	6,312	20,990	17,188
Held-to-maturity securities	1,221	732	3,551	1,044
Federal Home Loan Bank and other stock	166	196	391	608
Total Interest and Dividend Income	63,670	61,114	183,799	180,704
INTEREST EXPENSE
Time certificates of deposits of $250,000 or more	563	518	1,389	1,724
Other deposits	3,631	2,088	6,898	6,835
Federal funds purchased and securities sold under agreements to repurchase	14	17	45	48
Trust preferred debentures	0	1,237	0	2,233
Other borrowings	1,351	1,156	2,480	3,883
Total Interest Expense	5,559	5,016	10,812	14,723
Net Interest Income	58,111	56,098	172,987	165,981
Less: Provision (credit) for credit loss expense	1,056	(1,232)	1,392	(6,133)
Net Interest Income After Credit for Credit Loss Expense	57,055	57,330	171,595	172,114
NONINTEREST INCOME
Insurance commissions and fees	10,825	9,833	28,571	27,053
Wealth management fees	4,337	4,957	13,850	14,347
Service charges on deposit accounts	1,917	1,638	5,452	4,579
Card services income	2,731	2,717	8,233	8,051
Other income	977	1,769	3,694	5,408
Net (loss) gain on securities transactions	(95)	(60)	(179)	257
Total Noninterest Income	20,692	20,854	59,621	59,695
NONINTEREST EXPENSE
Salaries and wages	25,344	24,825	73,012	71,477
Other employee benefits	6,489	5,777	18,627	17,887
Net occupancy expense of premises	3,258	3,019	9,930	10,042
Furniture and fixture expense	2,056	2,066	6,051	6,220
Amortization of intangible assets	218	329	655	988
Other operating expense	12,237	14,164	37,286	35,519
Total Noninterest Expenses	49,602	50,180	145,561	142,133
Income Before Income Tax Expense	28,145	28,004	85,655	89,676
Income Tax Expense	6,774	6,630	20,079	19,781
Net Income Attributable to Noncontrolling Interests and Tompkins Financial Corporation	21,371	21,374	65,576	69,895
Less: Net Income Attributable to Noncontrolling Interests	31	32	94	96
Net Income Attributable to Tompkins Financial Corporation	$21,340	$21,342	$65,482	$69,799
Basic Earnings Per Share	$1.49	$1.46	$4.55	$4.74
Diluted Earnings Per Share	$1.48	$1.45	$4.53	$4.72

See notes to unaudited consolidated financial statements.

TOMPKINS FINANCIAL CORPORATION
 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended
(In thousands) (Unaudited)	9/30/2022	9/30/2021
Net income attributable to noncontrolling interests and Tompkins Financial Corporation	$21,371	$21,374
Other comprehensive (loss) income, net of tax:

Available-for-sale debt securities:
Change in net unrealized loss during the period	(64,873)	(7,852)
Reclassification adjustment for net realized loss on sale of available-for-sale debt securities included in net income	37	41

Employee benefit plans:
Amortization of net retirement plan actuarial loss	427	557
Amortization of net retirement plan prior service cost	41	42

Other comprehensive loss	(64,368)	(7,212)

Subtotal comprehensive (loss) income attributable to noncontrolling interests and Tompkins Financial Corporation	(42,997)	14,162
Less: Net income attributable to noncontrolling interests	(31)	(32)
Total comprehensive (loss) income attributable to Tompkins Financial Corporation	$(43,028)	$14,130

	Nine Months Ended
(In thousands) (Unaudited)	9/30/2022	9/30/2021
Net income attributable to noncontrolling interests and Tompkins Financial Corporation	$65,576	$69,895
Other comprehensive income, net of tax:

Available-for-sale debt securities:
Change in net unrealized loss during the period	(188,727)	(24,609)
Reclassification adjustment for net realized loss (gain) on sale of available-for-sale debt securities included in net income	37	(208)

Employee benefit plans:
Amortization of net retirement plan actuarial loss	1,280	1,671
Amortization of net retirement plan prior service cost	123	126

Other comprehensive loss	(187,287)	(23,020)

Subtotal comprehensive (loss) income attributable to noncontrolling interests and Tompkins Financial Corporation	(121,711)	46,875
Less: Net income attributable to noncontrolling interests	(94)	(96)
Total comprehensive (loss) income attributable to Tompkins Financial Corporation	$(121,805)	$46,779

See notes to unaudited consolidated financial statements.

TOMPKINS FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
(In thousands) (Unaudited)	9/30/2022	9/30/2021
OPERATING ACTIVITIES
Net income attributable to Tompkins Financial Corporation	$65,482	$69,799
Adjustments to reconcile net income to net cash provided by operating activities:
Provision (credit) for credit loss expense	1,392	(6,133)
Depreciation and amortization of premises, equipment, and software	7,977	7,696
Amortization of intangible assets	655	988
Earnings from corporate owned life insurance	(357)	(1,478)
Net amortization on securities	4,512	9,360
Amortization/accretion related to purchase accounting	(712)	1,187
Net loss (gain) on securities transactions	179	(257)
Penalties on prepayment of FHLB borrowings	0	2,929
Net gain on sale of loans originated for sale	(140)	(878)
Proceeds from sale of loans originated for sale	7,468	28,623
Loans originated for sale	(7,123)	(23,378)
Net (gain) loss on sale of bank premises and equipment	(92)	11
Net excess tax benefit from stock based compensation	42	346
Stock-based compensation expense	3,062	3,845
Decrease in accrued interest receivable	514	8,675
Decrease in accrued interest payable	(20)	(827)
Other, net	(516)	(9,154)
Net Cash Provided by Operating Activities	82,323	91,354
INVESTING ACTIVITIES
Proceeds from maturities, calls and principal paydowns of available-for-sale debt securities	179,305	377,593
Proceeds from sales of available-for-sale debt securities	24,621	142,679
Purchases of available-for-sale debt securities	(154,798)	(1,002,004)
Purchases of held-to-maturity securities	(28,320)	(269,225)
Net (increase) decrease in loans	(132,051)	160,532
Proceeds from sale/redemptions of Federal Home Loan Bank stock	57,152	9,182
Purchases of Federal Home Loan Bank and other stock	(55,312)	(3,166)
Proceeds from sale of bank premises and equipment	188	63
Purchases of bank premises, equipment and software	(6,188)	(3,315)
Redemption of corporate owned life insurance	0	169
Other, net	(142)	124
Net Cash Used in Investing Activities	(115,545)	(587,368)
FINANCING ACTIVITIES
Net increase in demand, money market, and savings deposits	185,353	723,881
Net decrease in time deposits	(39,691)	(70,358)
Net (decrease) increase in Federal funds purchased and securities sold under agreements to repurchase	(11,447)	6,645
Increase in other borrowings	235,600	0
Repayment of other borrowings	(258,600)	(157,929)
Redemption of trust preferred debentures	0	(15,150)
Cash dividends	(24,874)	(24,060)
Repurchase of common stock	(15,430)	(21,177)
Shares issued for dividend reinvestment plan	0	2
Shares issued for employee stock ownership plan	2,951	0
Net shares issued related to restricted stock awards	(80)	(122)
Net proceeds from exercise of stock options	(55)	(693)
Net Cash Provided by Financing Activities	73,727	441,039
Net Increase (Decrease) in Cash and Cash Equivalents	40,505	(54,975)
Cash and cash equivalents at beginning of period	63,107	388,462
Total Cash and Cash Equivalents at End of Period	$103,612	$333,487
See notes to unaudited consolidated financial statements.

TOMPKINS FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
(In thousands) (Unaudited)	9/30/2022	9/30/2021
Supplemental Information:
Cash paid during the year for - Interest	$11,203	$15,935
Cash paid during the year for - Taxes	17,540	23,386
Transfer of loans to other real estate owned	315	46
Right-of-use assets obtained in exchange for new lease liabilities	2,488	1,204

See notes to unaudited consolidated financial statements.

TOMPKINS FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

(In thousands except share and per share data) (Unaudited)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Non- controlling Interests	Total
Balances at July 1, 2021	$1,487	$327,881	$450,773	$(47,882)	$(5,480)	$1,474	$728,253
Net income attributable to noncontrolling interests and Tompkins Financial Corporation			21,342			32	21,374
Other comprehensive loss				(7,212)			(7,212)
Total Comprehensive Income							14,162
Cash dividends ($0.54 per share)			(7,963)				(7,963)
Net exercise of stock options (3,276 shares)		(190)					(190)
Common stock repurchased and returned to unissued status (170,775 shares)	(17)	(13,177)					(13,194)
Stock-based compensation expense		1,411					1,411
Directors deferred compensation plan (1,977 shares)		154			(154)		0
Restricted stock activity (3,179 shares)		(122)					(122)
Balances at September 30, 2021	$1,470	$315,957	$464,152	$(55,094)	$(5,634)	$1,506	$722,357

Balances at July 1, 2022	$1,454	$303,335	$502,770	$(178,869)	$(5,847)	$1,475	$624,318
Net income attributable to noncontrolling interests and Tompkins Financial Corporation			21,340			31	21,371
Other comprehensive loss				(64,368)			(64,368)
Total Comprehensive Loss							(42,997)
Cash dividends ($0.57 per share)			(8,240)				(8,240)
Net exercise of stock options (257 shares)		(13)					(13)
Common stock repurchased and returned to unissued status (18,182 shares)	(2)	(1,300)					(1,302)
Stock-based compensation expense		1,089					1,089
Directors deferred compensation plan (2,914 shares)		216			(216)		0
Restricted stock activity (2,922 shares)		(51)					(51)
Adjustment to goodwill		155	0				155
Balances at September 30, 2022	$1,452	$303,431	$515,870	$(243,237)	$(6,063)	$1,506	$572,959

(In thousands except share and per share data)(Unaudited)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Non- controlling Interests	Total
Balances at January 1, 2021	$1,496	$333,976	$418,413	$(32,074)	$(5,534)	$1,412	$717,689
Net income attributable to noncontrolling interests and Tompkins Financial Corporation			69,799			96	69,895
Other comprehensive loss				(23,020)			(23,020)
Total Comprehensive Income							46,875
Cash dividends ($1.62 per share)			(24,060)				(24,060)
Net exercise of stock options (11,386 shares)	1	(694)					(693)
Common stock repurchased and returned to unissued status (272,310 shares)	(27)	(21,150)					(21,177)
Shares issued for dividend reinvestment plan (32 shares)	0	2					2
Stock-based compensation expense		3,845					3,845
Directors deferred compensation plan (2,025 shares)		100			(100)		0
Restricted stock activity (8,392 shares)		(122)					(122)
Partial repurchase of noncontrolling interest						(2)	(2)
Balances at September 30, 2021	$1,470	$315,957	$464,152	$(55,094)	$(5,634)	$1,506	$722,357

Balances at January 1, 2022	$1,470	$312,538	$475,262	$(55,950)	$(5,791)	$1,412	$728,941
Net income attributable to noncontrolling interests and Tompkins Financial Corporation			65,482			94	65,576
Other comprehensive loss				(187,287)			(187,287)
Total Comprehensive Loss							(121,711)
Cash dividends ($1.71 per share)			(24,874)				(24,874)
Net exercise of stock options (887 shares)		(55)					(55)
Common stock repurchased and returned to unissued status (197,979 shares)	(20)	(15,410)					(15,430)
Stock-based compensation expense		3,062					3,062
Shares issued for employee stock ownership plan (37,454 shares)	4	2,947					2,951
Directors deferred compensation plan (1,235 shares)		272			(272)		0
Restricted stock activity (17,606 shares)	(2)	(78)					(80)
Adjustment to goodwill		155					155
Balances at September 30, 2022	$1,452	$303,431	$515,870	$(243,237)	$(6,063)	$1,506	$572,959

See notes to unaudited consolidated financial statements

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. Business

Tompkins Financial Corporation ("Tompkins" or the "Company") is headquartered in Ithaca, New York and is registered as a Financial Holding Company with the Federal Reserve Board under the Bank Holding Company Act of 1956, as amended. The Company is a locally oriented, community-based financial services organization that offers a full array of products and services, including commercial and consumer banking, leasing, trust and investment management, financial planning and wealth management, and insurance services. Effective January 1, 2022, the Company's four wholly-owned banking subsidiaries were combined into one bank, with the Bank of of Castile, Mahopac Bank, and VIST Bank merging with and into Tompkins Trust Company (the "Trust Company") with the Trust Company as the surviving institution. Immediately following the merger, the Trust Company changed its name to Tompkins Community Bank. At September 30, 2022, the Company had one wholly-owned banking subsidiary, Tompkins Community Bank. The Company also has a wholly-owned insurance agency subsidiary, Tompkins Insurance Agencies, Inc. ("Tompkins Insurance"). Tompkins Community Bank provides a full array of trust and investment services under the Tompkins Financial Advisors brand, including investment management, trust and estate, financial and tax planning as well as life, disability and long-term care insurance services. The Company’s principal offices are located at 118 E. Seneca Street, Ithaca, New York, 14850, and its telephone number is (888) 503-5753. The Company’s common stock is traded on the NYSE American under the symbol "TMP."

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

3. Securities

Available-for-Sale Debt Securities
The following tables summarize available-for-sale debt securities held by the Company at September 30, 2022 and December 31, 2021:

	Available-for-Sale Debt Securities
September 30, 2022	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(In thousands)
U.S. Treasuries	$191,108	$0	$24,504	$166,604
Obligations of U.S. Government sponsored entities	828,313	0	98,285	730,028
Obligations of U.S. states and political subdivisions	95,162	0	12,101	83,061
Mortgage-backed securities – residential, issued by
U.S. Government agencies	61,553	9	6,503	55,059
U.S. Government sponsored entities	831,465	0	127,651	703,814
U.S. corporate debt securities	2,500	0	130	2,370
Total available-for-sale debt securities	$2,010,101	$9	$269,174	$1,740,936

	Available-for-Sale Debt Securities
December 31, 2021	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(In thousands)
U.S. Treasuries	$160,291	$85	$2,542	$157,834
Obligations of U.S. Government sponsored entities	843,218	4,527	15,372	832,373
Obligations of U.S. states and political subdivisions	102,177	2,092	100	104,169
Mortgage-backed securities – residential, issued by
U.S. Government agencies	76,502	1,187	532	77,157
U.S. Government sponsored entities	879,102	5,735	14,281	870,556
U.S. corporate debt securities	2,500	0	76	2,424
Total available-for-sale debt securities	$2,063,790	$13,626	$32,903	$2,044,513

Held-to-Maturity Debt Securities
The following tables summarize held-to-maturity debt securities held by the Company at September 30, 2022 and December 31, 2021:

	Held-to-Maturity Securities
September 30, 2022	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(In thousands)
U.S. Treasuries	$86,530	$0	$13,494	$73,036
Obligations of U.S. Government sponsored entities	225,799	0	40,080	185,719
Total held-to-maturity debt securities	$312,329	$0	$53,574	$258,755

	Held-to-Maturity Securities
December 31, 2021	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(In thousands)
U.S. Treasuries	$86,689	$279	$600	$86,368
Obligations of U.S. Government sponsored entities	197,320	389	1,789	195,920
Total held-to-maturity debt securities	$284,009	$668	$2,389	$282,288

The Company may from time to time sell debt securities from its available-for-sale portfolio. Realized gains on sales of available-for-sale debt securities were $0 for the three and nine months ended September 30, 2022 and $796,000 and $1.1 million for the three and nine months ended September 30, 2021. Realized losses on sales of available-for-sale debt securities were $48,500 for both the three and nine months ended September 30, 2022, and $851,000 for both the three and nine months ended September 30, 2021. Proceeds from the sale of available-for-sale debt securities were $24.6 million for the three and nine months ended September 30, 2022, and $103.8 million and $142.7 million for the three and nine months ended September 30, 2021, respectively. Sales of available-for-sale investment securities were the result of general investment portfolio and interest rate risk management. The Company's investment portfolio includes callable securities that may be called prior to maturity. There were no realized gains or losses on called available-for-sale debt securities for both the three and nine months ended September 30, 2022 and September 30, 2021. The Company also recognized net losses of $46,900 and $130,600 for the three and nine months ended September 30, 2022, and net losses of $6,000 and $18,000 for the three and nine months ended September 30, 2021 on equity securities, reflecting the change in fair value.

The following table summarizes available-for-sale debt securities that had unrealized losses at September 30, 2022, and December 31, 2021:

September 30, 2022	Less than 12 Months		12 Months or Longer		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasuries	$46,222	$5,380	$120,382	$19,124	$166,604	$24,504
Obligations of U.S. Government sponsored entities	182,146	13,817	547,882	84,468	730,028	98,285
Obligations of U.S. states and political subdivisions	74,961	9,682	8,075	2,419	83,036	12,101
Mortgage-backed securities – residential, issued by
U.S. Government agencies	30,615	2,076	24,071	4,427	54,686	6,503
U.S. Government sponsored entities	233,738	25,929	470,077	101,722	703,815	127,651
U.S. corporate debt securities	0	0	2,370	130	2,370	130
Total available-for-sale debt securities	$567,682	$56,884	$1,172,857	$212,290	$1,740,539	$269,174

December 31, 2021	Less than 12 Months		12 Months or Longer		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasuries	$147,810	$2,542	$0	$0	$147,810	$2,542
Obligations of U.S. Government sponsored entities	362,895	6,694	289,210	8,678	652,105	15,372
Obligations of U.S. states and political subdivisions	9,700	85	1,283	15	10,983	100
Mortgage-backed securities – residential, issued by
U.S. Government agencies	22,074	160	16,846	372	38,920	532
U.S. Government sponsored entities	553,351	11,440	84,537	2,841	637,888	14,281
U.S. corporate debt securities	0	0	2,424	76	2,424	76
Total available-for-sale debt securities	$1,095,830	$20,921	$394,300	$11,982	$1,490,130	$32,903

The following table summarizes held-to-maturity debt securities that had unrealized losses at September 30, 2022 and December 31, 2021:

September 30, 2022	Less than 12 Months		12 Months or Longer		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasuries	$43,325	$7,410	$29,711	$6,084	$73,036	$13,494
Obligations of U.S. Government sponsored entities	119,809	24,768	65,910	15,312	185,719	40,080
Total held-to-maturity debt securities	$163,134	$32,178	$95,621	$21,396	$258,755	$53,574

December 31, 2021	Less than 12 Months		12 Months or Longer		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasuries	$35,280	$600	$0	$0	$35,280	$600
Obligations of U.S. Government sponsored entities	84,592	1,789	0	0	84,592	1,789
Total held-to-maturity debt securities	$119,872	$2,389	$0	$0	$119,872	$2,389

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

Management measures expected credit losses on held-to-maturity debt securities on a collective basis by major security type with each type sharing similar risk characteristics and considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts. Management has made the accounting policy election to exclude accrued interest receivable on held-to-maturity debt securities from the estimate of credit losses. As of September 30, 2022, the held-to-maturity portfolio consisted of U.S. Treasury securities and securities issued by U.S. government-sponsored enterprises, including The Federal National Mortgage Agency and the Federal Farm Credit Banks Funding Corporation. U.S. Treasury securities are backed by the full faith and credit of and/or guaranteed by the U.S. government, and it is expected that the securities will not be settled at prices less than the amortized cost bases of the securities. Securities issued by U.S. government agencies or U.S. government-sponsored enterprises carry the explicit and/or implicit guarantee of the U.S. government, are widely recognized as "risk-free," and have a long history of zero credit loss. As such, the Company did not record an allowance for credit losses for these securities as of September 30, 2022 or December 31, 2021.

The amortized cost and estimated fair value of debt securities by contractual maturity are shown in the following table. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Mortgage-backed securities are shown separately since they are not due at a single maturity date.

September 30, 2022
(In thousands)	Amortized Cost	Fair Value
Available-for-sale debt securities:
Due in one year or less	$32,225	$31,929
Due after one year through five years	572,260	520,304
Due after five years through ten years	470,646	398,123
Due after ten years	41,952	31,707
Total	1,117,083	982,063
Mortgage-backed securities	893,018	758,873
Total available-for-sale debt securities	$2,010,101	$1,740,936

December 31, 2021
(In thousands)	Amortized Cost	Fair Value
Available-for-sale debt securities:
Due in one year or less	$77,159	$77,892
Due after one year through five years	474,537	471,776
Due after five years through ten years	501,748	492,573
Due after ten years	54,742	54,559
Total	1,108,186	1,096,800
Mortgage-backed securities	955,604	947,713
Total available-for-sale debt securities	$2,063,790	$2,044,513

September 30, 2022
(In thousands)	Amortized Cost	Fair Value
Held-to-maturity debt securities:
Due after five years through ten years	$312,329	$258,755
Total held-to-maturity debt securities	$312,329	$258,755

December 31, 2021
(In thousands)	Amortized Cost	Fair Value
Held-to-maturity debt securities:
Due after five years through ten years	$284,009	$282,288
Total held-to-maturity debt securities	$284,009	$282,288

The Company also holds non-marketable Federal Home Loan Bank New York ("FHLBNY") stock and non-marketable Atlantic Community Bankers Bank ("ACBB") stock, all of which are required to be held for regulatory purposes and for borrowing availability. The required investment in FHLB stock is tied to the Company’s borrowing levels with the FHLB. The required investment in FHLB stock is tied to the Company’s borrowing levels with the FHLB. Holdings of FHLBNY stock and ACBB stock totaled $9.1 million and $95,000, respectively, at September 30, 2022. These securities are carried at par, which is also cost. The FHLBNY continues to pay dividends and repurchase stock. Quarterly, we evaluate our investment in the FHLB for impairment. We evaluate recent and long-term operating performance, liquidity, funding and capital positions, stock repurchase history, dividend history and impact of legislative and regulatory changes. Based on our most recent evaluation, as of September 30, 2022, we determined that no impairment write-downs were required.

4. Loans and Leases
Loans and leases at September 30, 2022 and December 31, 2021 were as follows:

(In thousands)	9/30/2022	12/31/2021
Commercial and industrial
Agriculture	$66,576	$99,172
Commercial and industrial other	718,726	699,121
PPP loans*	875	71,260
Subtotal commercial and industrial	786,177	869,553
Commercial real estate
Construction	199,144	178,582
Agriculture	210,140	195,973
Commercial real estate other	2,399,951	2,278,599
Subtotal commercial real estate	2,809,235	2,653,154
Residential real estate
Home equity	188,002	182,671
Mortgages	1,344,741	1,290,911
Subtotal residential real estate	1,532,743	1,473,582
Consumer and other
Indirect	2,712	4,655
Consumer and other	66,262	67,396
Subtotal consumer and other	68,974	72,051
Leases	15,749	13,948
Total loans and leases	5,212,878	5,082,288
Less: unearned income and deferred costs and fees	(4,442)	(6,821)
Total loans and leases, net of unearned income and deferred costs and fees	$5,208,436	$5,075,467
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

The below tables are an age analysis of past due loans, segregated by class of loans, as of September 30, 2022 and December 31, 2021:

September 30, 2022
(In thousands)	30-59 Days	60-89 Days	90 Days or More	Total Past Due	Current Loans	Total Loans
Loans and Leases
Commercial and industrial
Agriculture	$0	$0	$0	$0	$66,576	$66,576
Commercial and industrial other	37	400	185	622	718,104	718,726
PPP loans	31	0	0	31	844	875
Subtotal commercial and industrial	68	400	185	653	785,524	786,177
Commercial real estate
Construction	0	0	0	0	199,144	199,144
Agriculture	0	0	219	219	209,921	210,140
Commercial real estate other	0	0	12,722	12,722	2,387,229	2,399,951
Subtotal commercial real estate	0	0	12,941	12,941	2,796,294	2,809,235
Residential real estate
Home equity	307	306	1,226	1,839	186,163	188,002
Mortgages	0	1,342	6,417	7,759	1,336,982	1,344,741
Subtotal residential real estate	307	1,648	7,643	9,598	1,523,145	1,532,743
Consumer and other
Indirect	35	67	86	188	2,524	2,712
Consumer and other	571	64	94	729	65,533	66,262
Subtotal consumer and other	606	131	180	917	68,057	68,974
Leases	0	0	0	0	15,749	15,749
Total loans and leases	981	2,179	20,949	24,109	5,188,769	5,212,878
Less: unearned income and deferred costs and fees	0	0	0	0	(4,442)	(4,442)
Total loans and leases, net of unearned income and deferred costs and fees	$981	$2,179	$20,949	$24,109	$5,184,327	$5,208,436

December 31, 2021
(In thousands)	30-59 Days	60-89 Days	90 Days or More	Total Past Due	Current Loans	Total Loans
Loans and Leases
Commercial and industrial
Agriculture	$0	$0	$0	$0	$99,172	$99,172
Commercial and industrial other	506	6	88	600	698,521	699,121
PPP loans	0	0	0	0	71,260	71,260
Subtotal commercial and industrial	506	6	88	600	868,953	869,553
Commercial real estate
Construction	0	0	0	0	178,582	178,582
Agriculture	121	0	0	121	195,852	195,973
Commercial real estate other	150	257	3,305	3,712	2,274,887	2,278,599
Subtotal commercial real estate	271	257	3,305	3,833	2,649,321	2,653,154
Residential real estate
Home equity	441	417	798	1,656	181,015	182,671
Mortgages	7	839	3,917	4,763	1,286,148	1,290,911
Subtotal residential real estate	448	1,256	4,715	6,419	1,467,163	1,473,582
Consumer and other
Indirect	77	86	2	165	4,490	4,655
Consumer and other	120	45	45	210	67,186	67,396
Subtotal consumer and other	197	131	47	375	71,676	72,051
Leases	0	0	0	0	13,948	13,948
Total loans and leases	1,422	1,650	8,155	11,227	5,071,061	5,082,288
Less: unearned income and deferred costs and fees	0	0	0	0	(6,821)	(6,821)
Total loans and leases, net of unearned income and deferred costs and fees	$1,422	$1,650	$8,155	$11,227	$5,064,240	$5,075,467

The following tables present the amortized cost basis of loans on nonaccrual status and the amortized cost basis of loans on nonaccrual status for which there was no related allowance for credit losses. The below tables are an age analysis of nonaccrual loans segregated by class of loans, as of September 30, 2022 and December 31, 2021:

September 30, 2022
(In thousands)	Nonaccrual Loans and Leases with no ACL	Nonaccrual Loans and Leases	Loans and Leases Past Due Over 89 Days and Accruing
Loans and Leases
Commercial and industrial
Commercial and industrial other	$478	$803	$0
Subtotal commercial and industrial	478	803	0
Commercial real estate
Agriculture	219	219	0
Commercial real estate other	14,677	15,682	161
Subtotal commercial real estate	14,896	15,901	161
Residential real estate
Home equity	385	2,357	0
Mortgages	1,780	10,684	0
Subtotal residential real estate	2,165	13,041	0
Consumer and other
Indirect	0	151	0
Consumer and other	0	117	0
Subtotal consumer and other	0	268	0
Total loans and leases	$17,539	$30,013	$161

December 31, 2021
(In thousands)	Nonaccrual Loans and Leases with no ACL	Nonaccrual Loans and Leases	Loans and Leases Past Due Over 89 Days and Accruing
Loans and Leases
Commercial and industrial
Commercial and industrial other	$502	$533	$0
Subtotal commercial and industrial	502	533	0
Commercial real estate
Construction	671	671	0
Agriculture	348	456	0
Commercial real estate other	12,483	12,766	0
Subtotal commercial real estate	13,502	13,893	0
Residential real estate
Home equity	380	2,459	0
Mortgages	716	8,719	0
Subtotal residential real estate	1,096	11,178	0
Consumer and other
Indirect	1	246	0
Consumer and other	0	183	0
Subtotal consumer and other	1	429	0
Total loans and leases	$15,101	$26,033	$0

The Company recognized $0 of interest income on nonaccrual loans during the three and nine months ended September 30, 2022 and 2021.

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

Since the methodology is based upon historical experience and trends, current conditions, and reasonable and supportable forecasts, as well as management’s judgment, factors may arise that result in different estimates. While management’s evaluation of the allowance as of September 30, 2022, considers the allowance to be appropriate, under certain conditions or assumptions, the Company would need to increase or decrease the allowance. In addition, various federal and State regulatory agencies, as part of their examination process, review the Company's allowance and may require the Company to recognize additions to the allowance based on their judgements and information available to them at the time of their examinations.

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

The following table details activity in the allowance for credit losses on loans for the three and nine months ended September 30, 2022 and 2021. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

Three Months Ended September 30, 2022
(In thousands)	Commercial & Industrial	Commercial Real Estate	Residential Real Estate	Consumer and Other	Finance Leases	Total
Allowance for credit losses:
Beginning balance	$7,814	$23,227	$11,082	$1,591	$79	$43,793
Charge-offs	(343)	0	51	(132)	0	(424)
Recoveries	106	105	8	83	0	302
(Credit) provision for credit loss expense	(1,053)	3,207	(698)	(362)	7	1,101
Ending Balance	$6,524	$26,539	$10,443	$1,180	$86	$44,772

Three Months Ended September 30, 2021
(In thousands)	Commercial & Industrial	Commercial Real Estate	Residential Real Estate	Consumer and Other	Finance Leases	Total
Allowance for credit losses:
Beginning balance	$7,113	$29,201	$9,534	$1,590	$67	$47,505
Charge-offs	(157)	0	0	(53)	0	(210)
Recoveries	16	2	65	58	0	141
(Credit) provision for credit loss expense	(774)	(119)	(184)	(99)	(1)	(1,177)
Ending Balance	$6,198	$29,084	$9,415	$1,496	$66	$46,259

Nine Months Ended September 30, 2022
(In thousands)	Commercial & Industrial	Commercial Real Estate	Residential Real Estate	Consumer and Other	Finance Leases	Total
Allowance for credit losses:
Beginning balance	$6,335	$24,813	$10,139	$1,492	$64	$42,843
Charge-offs	(366)	(50)	0	(410)	0	(826)
Recoveries	132	910	315	251	0	1,608
(Credit) provision for credit loss expense	423	866	(11)	(153)	22	1,147
Ending Balance	$6,524	$26,539	$10,443	$1,180	$86	$44,772

Nine Months Ended September 30, 2021
(In thousands)	Commercial & Industrial	Commercial Real Estate	Residential Real Estate	Consumer and Other	Finance Leases	Total
Allowance for credit losses:
Beginning balance	$9,239	$30,546	$10,257	$1,562	$65	$51,669
Charge-offs	(274)	0	(51)	(218)	0	(543)
Recoveries	116	1,040	229	153	0	1,538
(Credit) provision for credit loss expense	(2,883)	(2,502)	(1,020)	(1)	1	(6,405)
Ending Balance	$6,198	$29,084	$9,415	$1,496	$66	$46,259

The following table details activity in the liabilities for off-balance sheet credit exposures for the three and nine months ended September 30, 2022 and 2021:

Three Months Ended September 30,
(In thousands)	2022	2021
Liabilities for off-balance sheet credit exposures at beginning of period	$2,796	$2,247
Credit for credit loss expense related to off-balance sheet credit exposures	(45)	(55)
Liabilities for off-balance sheet credit exposures at end of period	$2,751	$2,192

Nine Months Ended September 30,
(In thousands)	2022	2021
Liabilities for off-balance sheet credit exposures at beginning of period	$2,506	$1,920
Provision for credit loss expense related to off-balance sheet credit exposures	245	272
Liabilities for off-balance sheet credit exposures at end of period	$2,751	$2,192

The following table presents the amortized cost basis of collateral dependent loans, which are individually evaluated to determine expected credit losses, and the related allowance for credit losses allocated to these loans:

(In thousands)	Real Estate	Business Assets	Other	Total	ACL Allocation
September 30, 2022
Commercial and Industrial	$435	$335	$172	$942	$159
Commercial Real Estate	12,268	0	2,628	14,896	0
Commercial Real Estate - Agriculture	1,525	0	0	1,525	0
Residential Real Estate	335	0	0	335	28
Total	$14,563	$335	$2,800	$17,698	$187

(In thousands)	Real Estate	Business Assets	Other	Total	ACL Allocation
December 31, 2021
Commercial and Industrial	$142	$395	$328	$865	$26
Commercial Real Estate	13,334	0	1,931	15,265	40
Residential Real Estate	32	0	0	32	1
Total	$13,508	$395	$2,259	$16,162	$67

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

The following tables present information on loans modified in a TDR during the three and nine months ended September 30, 2022 and 2021. Post-modification amounts are presented as of September 30, 2022 and September 30, 2021.

September 30, 2022	Three Months Ended
				Defaulted TDRs[2]
(In thousands)	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Loans	Post-Modification Outstanding Recorded Investment
Residential real estate
Residential real estate[1]	6	$608	$608	0	$0
Total	6	$608	$608	0	$0
1 Represents the following concessions: extension of term and reduction of rate.
2 TDRs that defaulted during the three months ended September 30, 2022 that were restructured in the prior twelve months.

September 30, 2021	Three Months Ended
				Defaulted TDRs[2]
(In thousands)	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Loans	Post-Modification Outstanding Recorded Investment
Residential real estate
Home equity[1]	1	$112	$112	1	$201
Total	1	$112	$112	1	$201
1 Represents the following concessions: extension of term and reduction of rate.
2 TDRs that defaulted during the three months ended September 30, 2021 that were restructured in the prior twelve months.

September 30, 2022	Nine Months Ended
				Defaulted TDRs[2]
(In thousands)	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Loans	Post- Modification Outstanding Recorded Investment
Residential real estate
Mortgages[1]	6	$608	$608	0	$0
Total	6	$608	$608	0	$0
1 Represents the following concessions: extension of term and reduction of rate.
2 TDRs that defaulted during the nine months ended September 30, 2022 that were restructured in the prior twelve months.

September 30, 2021	Nine Months Ended
				Defaulted TDRs[2]
(In thousands)	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Loans	Post- Modification Outstanding Recorded Investment
Residential real estate
Home equity[1]	1	$112	$112	1	$201
Total	1	$112	$112	1	$201
1 Represents the following concessions: extension of term and reduction of rate.
2 TDRs that defaulted during the nine months ended September 30, 2021 that were restructured in the prior twelve months.

The following table presents credit quality indicators by total loans on an amortized cost basis by origination year as of September 30, 2022 and December 31, 2021:

September 30, 2022
(In thousands)	2022	2021	2020	2019	2018	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total Loans
Commercial and Industrial - Other:
Pass	$105,118	$100,909	$43,941	$45,679	$36,484	$162,074	$208,925	$3,849	$706,979
Special Mention	0	135	455	275	11	1,432	764	0	3,072
Substandard	0	119	474	39	454	519	7,070	0	8,675
Total Commercial and Industrial - Other	$105,118	$101,163	$44,870	$45,993	$36,949	$164,025	$216,759	$3,849	$718,726

Commercial and Industrial - PPP:
Pass	$0	$498	$377	$0	$0	$0	$0	$0	$875
Special Mention	0	0	0	0	0	0	0	0	0
Substandard	0	0	0	0	0	0	0	0	0
Total Commercial and Industrial - PPP	$0	$498	$377	$0	$0	$0	$0	$0	$875

Commercial and Industrial - Agriculture:
Pass	$11,505	$4,460	$5,359	$4,528	$8,132	$5,610	$22,960	$239	$62,793
Special Mention	0	0	0	0	0	0	0	0	0
Substandard	0	0	74	0	0	2,298	1,411	0	3,783
Total Commercial and Industrial - Agriculture	$11,505	$4,460	$5,433	$4,528	$8,132	$7,908	$24,371	$239	$66,576

Commercial Real Estate
Pass	$276,588	$362,770	$312,387	$279,146	$206,351	$836,400	$10,778	$25,170	$2,309,590
Special Mention	643	3,427	1,700	11,542	2,965	43,006	0	0	63,283
Substandard	83	112	0	3,572	2,250	20,920	141	0	27,078
Total Commercial Real Estate	$277,314	$366,309	$314,087	$294,260	$211,566	$900,326	$10,919	$25,170	$2,399,951

Commercial Real Estate - Agriculture:
Pass	$24,003	$24,407	$23,558	$26,739	$38,919	$67,610	$2,810	$1,248	$209,294
Special Mention	0	0	0		0	375	0	0	375
Substandard	0	0	0	219	38	214	0	0	471
Total Commercial Real Estate - Agriculture	$24,003	$24,407	$23,558	$26,958	$38,957	$68,199	$2,810	$1,248	$210,140

Commercial Real Estate - Construction
Pass	$12,059	$76,821	$44,319	$24,559	$9,511	$7,380	$23,187	$1,308	$199,144
Special Mention	0	0	0	0	0	0	0	0	0
Substandard	0	0	0	0	0	0	0	0	0
Total Commercial Real Estate - Construction	$12,059	$76,821	$44,319	$24,559	$9,511	$7,380	$23,187	$1,308	$199,144

December 31, 2021
(In thousands)	2021	2020	2019	2018	2017	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total Loans
Commercial and Industrial - Other:
Internal risk grade:
Pass	$123,996	$58,432	$54,116	$42,093	$35,725	$239,093	$125,476	$10,039	$688,970
Special Mention	156	770	450	100	201	393	1,417	0	3,487
Substandard	179	584	47	575	0	637	4,642	0	6,664
Total Commercial and Industrial - Other	$124,331	$59,786	$54,613	$42,768	$35,926	$240,123	$131,535	$10,039	$699,121

Commercial and Industrial - Agriculture:
Pass	$8,573	$6,782	$5,700	$10,136	$6,867	$3,186	$53,145	$595	$94,984
Special Mention	0	0	0	23	0	0	0	0	23
Substandard	0	85	11	0	93	2,316	1,660	0	4,165
Total Commercial and Industrial - Agriculture	$8,573	$6,867	$5,711	$10,159	$6,960	$5,502	$54,805	$595	$99,172

Commercial and Industrial - PPP:
Pass	$71,260	$0	$0	$0	$0	$0	$0	$0	$71,260
Special Mention	0	0	0	0	0	0	0	0	0
Substandard	0	0	0	0	0	0	0	0	0
Total Commercial and Industrial - PPP	$71,260	$0	$0	$0	$0	$0	$0	$0	$71,260

Commercial Real Estate
Pass	$325,874	$271,680	$249,266	$201,992	$212,991	$810,713	$44,264	$43,225	$2,160,005
Special Mention	0	1,763	11,772	3,217	2,167	61,723	358	0	81,000
Substandard	3,482	0	2,262	2,518	8,509	20,401	422	0	37,594
Total Commercial Real Estate	$329,356	$273,443	$263,300	$207,727	$223,667	$892,837	$45,044	$43,225	$2,278,599

Commercial Real Estate - Agriculture:
Pass	$23,151	$21,856	$28,943	$41,064	$23,195	$50,809	$1,949	$2,850	$193,817
Special Mention	0	479	0	0	0	350	35	0	864
Substandard	0	0	0	39	0	1,253	0	0	1,292
Total Commercial Real Estate - Agriculture	$23,151	$22,335	$28,943	$41,103	$23,195	$52,412	$1,984	$2,850	$195,973

Commercial Real Estate - Construction
Pass	$12,840	$10,025	$16,325	$7,542	$1,274	$6,559	$112,537	$10,037	$177,139
Special Mention	0	0	0	0	0	0	0	0	0
Substandard	0	0	0	0	0	643	800	0	1,443
Total Commercial Real Estate - Construction	$12,840	$10,025	$16,325	$7,542	$1,274	$7,202	$113,337	$10,037	$178,582

The following table presents credit quality indicators by total loans on an amortized cost basis by origination year as of September 30, 2022 and December 31, 2021, continued:

September 30, 2022
(In thousands)	2022	2021	2020	2019	2018	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total Loans
Residential - Home Equity
Performing	$1,603	$1,115	$671	$1,026	$839	$3,442	$175,683	$1,267	$185,646
Nonperforming	0	0	0	14	0	67	2,275	0	2,356
Total Residential - Home Equity	$1,603	$1,115	$671	$1,040	$839	$3,509	$177,958	$1,267	$188,002

Residential - Mortgages
Performing	$159,027	$274,096	$244,259	$120,582	$67,999	$468,094	$0	$0	$1,334,057
Nonperforming	0	340	635	603	1,566	7,540	0	0	10,684
Total Residential - Mortgages	$159,027	$274,436	$244,894	$121,185	$69,565	$475,634	$0	$0	$1,344,741

Consumer - Direct
Performing	$17,881	$15,882	$7,825	$6,937	$4,764	$8,439	$4,417	$0	$66,145
Nonperforming	0	0	3	22	77	9	6	$0	117
Total Consumer - Direct	$17,881	$15,882	$7,828	$6,959	$4,841	$8,448	$4,423	$0	$66,262

Consumer - Indirect
Performing	$0	$169	$171	$1,307	$780	$134	$0	$0	$2,561
Nonperforming	0	0	0	95	38	18	0	0	151
Total Consumer - Indirect	$0	$169	$171	$1,402	$818	$152	$0	$0	$2,712

December 31, 2021
(In thousands)	2021	2020	2019	2018	2017	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total Loans
Residential - Home Equity
Performing	$2,033	$1,142	$3,041	$1,600	$1,572	$3,144	$161,630	$6,050	$180,212
Nonperforming	0	0	16	0	0	604	1,839	0	2,459
Total Residential - Home Equity	$2,033	$1,142	$3,057	$1,600	$1,572	$3,748	$163,469	$6,050	$182,671

Residential - Mortgages
Performing	$324,967	$282,202	$162,574	$97,778	$124,221	$275,133	$14,112	$1,205	$1,282,192
Nonperforming	0	0	241	702	693	7,060	23	0	8,719
Total Residential - Mortgages	$324,967	$282,202	$162,815	$98,480	$124,914	$282,193	$14,135	$1,205	$1,290,911

Consumer - Direct
Performing	$20,653	$10,735	$9,397	$5,542	$4,849	$10,602	$5,435	$0	$67,213
Nonperforming	0	9	44	117	12	0	1	0	183
Total Consumer - Direct	$20,653	$10,744	$9,441	$5,659	$4,861	$10,602	$5,436	$0	$67,396

Consumer - Indirect
Performing	$1,809	$854	$812	$506	$362	$66	$0	$0	$4,409
Nonperforming	0	2	148	81	1	14	0	0	246
Total Consumer - Indirect	$1,809	$856	$960	$587	$363	$80	$0	$0	$4,655

6. Earnings Per Share

Earnings per share in the table below, for the three and nine month periods ended September 30, 2022 and 2021 are calculated under the two-class method as required by ASC Topic 260, Earnings Per Share (ASC 260). ASC 260 provides that unvested share-based payment awards that contain nonforfeitable rights to dividends are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. The Company has issued restricted stock awards that contain such rights and are therefore considered participating securities. Basic earnings per common share are calculated by dividing net income allocable to common stock by the weighted average number of common shares, excluding participating securities, during the period. Diluted earnings per common share include the dilutive effect of participating securities.

	Three Months Ended
(In thousands, except share and per share data)	9/30/2022	9/30/2021
Basic
Net income available to common shareholders	$21,340	$21,342
Less: income attributable to unvested stock-based compensation awards	(66)	(154)
Net earnings allocated to common shareholders	21,274	21,188

Weighted average shares outstanding, including unvested stock-based compensation awards	14,489,970	14,724,141

Less: average unvested stock-based compensation awards	(200,948)	(229,608)
Weighted average shares outstanding - Basic	14,289,022	14,494,533

Diluted
Net earnings allocated to common shareholders	21,274	21,188

Weighted average shares outstanding - Basic	14,289,022	14,494,533

Plus: incremental shares from assumed conversion of stock-based compensation awards	78,127	73,801
Weighted average shares outstanding - Diluted	14,367,149	14,568,334

Basic EPS	$1.49	$1.46
Diluted EPS	$1.48	$1.45

Stock-based compensation awards representing 369 and 2,032 of common shares during the three months ended September 30, 2022 and 2021, respectively, were not included in the computations of diluted earnings per common share because the effect on those periods would have been anti-dilutive.

	Nine Months Ended
(In thousands, except share and per share data)	9/30/2022	9/30/2021
Basic
Net income available to common shareholders	$65,482	$69,799
Less: income attributable to unvested stock-based compensation awards	(209)	(504)
Net earnings allocated to common shareholders	65,273	69,295

Weighted average shares outstanding, including unvested stock-based compensation awards	14,541,772	14,840,420

Less: unvested stock-based compensation awards	(206,738)	(232,538)
Weighted average shares outstanding - Basic	14,335,034	14,607,882

Diluted
Net earnings allocated to common shareholders	65,273	69,295

Weighted average shares outstanding - Basic	14,335,034	14,607,882

Plus: incremental shares from assumed conversion of stock-based compensation awards	75,498	79,303
Weighted average shares outstanding - Diluted	14,410,532	14,687,185

Basic EPS	$4.55	$4.74
Diluted EPS	$4.53	$4.72
Stock-based compensation awards representing approximately 4,719 and 6,113 of common shares during the nine months ended September 30, 2022 and 2021, respectively were not included in the computations of diluted earnings per common share because the effect on those periods would have been anti-dilutive.

7. Other Comprehensive Income (Loss)

The following tables present reclassifications out of accumulated other comprehensive income (loss) for the three and nine month periods ended September 30, 2022 and 2021:

	Three Months Ended September 30, 2022
(In thousands)	Before-Tax Amount	Tax (Expense) Benefit	Net of Tax
Available-for-sale debt securities:
Change in net unrealized loss during the period	$(85,912)	$21,039	$(64,873)
Reclassification adjustment for net realized loss on sale of available-for-sale debt securities included in net income	49	(12)	37
Net unrealized gains/losses	(85,863)	21,027	(64,836)

Employee benefit plans:
Amortization of net retirement plan actuarial gain	565	(138)	427
Amortization of net retirement plan prior service cost	54	(13)	41
Employee benefit plans	619	(151)	468
Other comprehensive (loss) income	$(85,244)	$20,876	$(64,368)

	Three Months Ended September 30, 2021
(In thousands)	Before-Tax Amount	Tax (Expense) Benefit	Net of Tax
Available-for-sale debt securities:
Change in net unrealized loss during the period	$(10,400)	$2,548	$(7,852)
Reclassification adjustment for net realized loss on sale of available-for-sale debt securities included in net income	54	(13)	41
Net unrealized gains/losses	(10,346)	2,535	(7,811)

Employee benefit plans:
Amortization of net retirement plan actuarial gain	738	(181)	557
Amortization of net retirement plan prior service cost	56	(14)	42
Employee benefit plans	794	(195)	599
Other comprehensive (loss) income	$(9,552)	$2,340	$(7,212)

	Nine Months Ended September 30, 2022
(In thousands)	Before-Tax Amount	Tax (Expense) Benefit	Net of Tax
Available-for-sale debt securities:
Change in net unrealized loss during the period	$(249,937)	$61,210	$(188,727)
Reclassification adjustment for net realized loss on sale of available-for-sale debt securities included in net income	49	(12)	37
Net unrealized gains/losses	(249,888)	61,198	(188,690)

Employee benefit plans:
Amortization of net retirement plan actuarial loss	1,695	(415)	1,280
Amortization of net retirement plan prior service cost	162	(39)	123
Employee benefit plans	1,857	(454)	1,403
Other comprehensive (loss) income	$(248,031)	$60,744	$(187,287)

	Nine Months Ended September 30, 2021
(In thousands)	Before-Tax Amount	Tax (Expense) Benefit	Net of Tax
Available-for-sale debt securities:
Change in net unrealized loss during the period	$(32,595)	$7,986	$(24,609)
Reclassification adjustment for net realized gain on sale of available-for-sale debt securities included in net income	(275)	67	(208)
Net unrealized gains/losses	(32,870)	8,053	(24,817)

Employee benefit plans:
Amortization of net retirement plan actuarial loss	2,213	(542)	1,671
Amortization of net retirement plan prior service cost	167	(41)	126
Employee benefit plans	2,380	(583)	1,797
Other comprehensive (loss) income	$(30,490)	$7,470	$(23,020)

The following table presents the activity in our accumulated other comprehensive (loss) income for the periods indicated:

(In thousands)	Available-for- Sale Debt Securities	Employee Benefit Plans	Accumulated Other Comprehensive (Loss) Income
Balance at June 30, 2022	$(138,414)	$(40,455)	$(178,869)
Other comprehensive (loss) income before reclassifications	(64,873)	0	(64,873)
Amounts reclassified from accumulated other comprehensive (loss) income	37	468	505
Net current-period other comprehensive (loss) income	(64,836)	468	(64,368)
Balance at September 30, 2022	$(203,250)	$(39,987)	$(243,237)

Balance at January 1, 2022	$(14,560)	$(41,390)	$(55,950)
Other comprehensive (loss) income before reclassifications	(188,727)	0	(188,727)
Amounts reclassified from accumulated other comprehensive (loss) income	37	1,403	1,440
Net current-period other comprehensive (loss) income	(188,690)	1,403	(187,287)
Balance at September 30, 2022	$(203,250)	$(39,987)	$(243,237)

(In thousands)	Available-for- Sale Debit Securities	Employee Benefit Plans	Accumulated Other Comprehensive (Loss) Income
Balance at June 30, 2021	$3,603	$(51,485)	$(47,882)
Other comprehensive (loss) income before reclassifications	(7,852)	0	(7,852)
Amounts reclassified from accumulated other comprehensive (loss) income	41	599	640
Net current-period other comprehensive (loss) income	(7,811)	599	(7,212)
Balance at September 30, 2021	$(4,208)	$(50,886)	$(55,094)

Balance at January 1, 2021	$20,609	$(52,683)	$(32,074)
Other comprehensive (loss) income before reclassifications	(24,609)	0	(24,609)
Amounts reclassified from accumulated other comprehensive (loss) income	(208)	1,797	1,589
Net current-period other comprehensive (loss) income	(24,817)	1,797	(23,020)
Balance at September 30, 2021	$(4,208)	$(50,886)	$(55,094)

The following tables present the amounts reclassified out of each component of accumulated other comprehensive (loss) income for the three and nine months ended September 30, 2022 and 2021:

Three Months Ended September 30, 2022
Details about Accumulated other Comprehensive Income (Loss) Components (In thousands)	Amount Reclassified from Accumulated Other Comprehensive (Loss) Income[1]	Affected Line Item in the Statement Where Net Income is Presented
Available-for-sale debt securities:
Unrealized gains and losses on available-for-sale debt securities	$(49)	Net (loss) gain on securities transactions
	12	Tax expense
	(37)	Net of tax
Employee benefit plans:
Amortization of the following [2]
Net retirement plan actuarial loss	(565)	Other operating expense
Net retirement plan prior service cost	(54)	Other operating expense
	(619)	Total before tax
	151	Tax benefit
	$(468)	Net of tax

Three Months Ended September 30, 2021
Details about Accumulated other Comprehensive Income (Loss) Components (In thousands)	Amount Reclassified from Accumulated Other Comprehensive (Loss) Income[1]	Affected Line Item in the Statement Where Net Income is Presented
Available-for-sale debt securities:
Unrealized gains and losses on available-for-sale debt securities	$(54)	Net (loss) gain on securities transactions
	13	Tax expense
	(41)	Net of tax
Employee benefit plans:
Amortization of the following[2]
Net retirement plan actuarial loss	(738)	Other operating expense
Net retirement plan prior service cost	(56)	Other operating expense
	(794)	Total before tax
	195	Tax benefit
	$(599)	Net of tax

Nine Months Ended September 30, 2022
Details about Accumulated other Comprehensive Income (Loss) Components (In thousands)	Amount Reclassified from Accumulated Other Comprehensive (Loss) Income[1]	Affected Line Item in the Statement Where Net Income is Presented
Available-for-sale debt securities:
Unrealized gains and losses on available-for-sale debt securities	$(49)	Net (loss) gain on securities transactions
	12	Tax expense
	(37)	Net of tax
Employee benefit plans:
Amortization of the following[2]
Net retirement plan actuarial loss	(1,695)	Other operating expense
Net retirement plan prior service cost	(162)	Other operating expense
	(1,857)	Total before tax
	454	Tax benefit
	$(1,403)	Net of tax

Nine Months Ended September 30, 2021
Details about Accumulated other Comprehensive Income (Loss) Components (In thousands)	Amount Reclassified from Accumulated Other Comprehensive (Loss) Income[1]	Affected Line Item in the Statement Where Net Income is Presented
Available-for-sale debt securities:
Unrealized gains and losses on available-for-sale debt securities	$275	Net (loss) gain on securities transactions
	(67)	Tax expense
	208	Net of tax
Employee benefit plans:
Amortization of the following[2]
Net retirement plan actuarial loss	(2,213)	Other operating expense
Net retirement plan prior service cost	(167)	Other operating expense
	(2,380)	Total before tax
	583	Tax benefit
	$(1,797)	Net of tax
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

Components of Net Periodic Benefit Cost

	Pension Benefits		Life and Health		SERP Benefits
	Three Months Ended		Three Months Ended		Three Months Ended
(In thousands)	9/30/2022	9/30/2021	9/30/2022	9/30/2021	9/30/2022	9/30/2021
Service cost	$0	$0	$43	$47	$19	$58
Interest cost	496	407	56	45	203	173
Expected return on plan assets	(1,471)	(1,413)	0	0	0	0
Amortization of net retirement plan actuarial loss	304	390	49	78	212	270
Amortization of net retirement plan prior service (credit) cost	0	0	(15)	(15)	69	71
Net periodic benefit (income) cost	$(671)	$(616)	$133	$155	$503	$572

	Pension Benefits		Life and Health		SERP Benefits
	Nine Months Ended		Nine Months Ended		Nine Months Ended
(In thousands)	9/30/2022	9/30/2021	9/30/2022	9/30/2021	9/30/2022	9/30/2021
Service cost	$0	$0	$130	$140	$58	$173
Interest cost	1,489	1,221	167	135	610	519
Expected return on plan assets	(4,414)	(4,239)	0	0	0	0
Amortization of net retirement plan actuarial loss	913	1,170	147	234	635	810
Amortization of net retirement plan prior service cost (credit)	0	0	(46)	(45)	208	212
Net periodic benefit (income) cost	$(2,012)	$(1,848)	$398	$464	$1,511	$1,714

The service component of net periodic benefit cost for the Company's benefit plans is recorded as a part of salaries and wages in the consolidated statements of income. All other components are recorded as part of other operating expenses in the consolidated statements of income.

The Company realized approximately $1.4 million and $1.8 million, net of tax, as amortization of amounts previously recognized in accumulated other comprehensive (loss) income, for the nine months ended September 30, 2022 and 2021, respectively.

The Company is not required to contribute to the pension plan, but it may make voluntary contributions. The Company did not contribute to the pension plan in the first nine months of 2022 and 2021.

9. Other Income and Operating Expense

Other income and operating expense totals are presented in the table below. Components of these totals exceeding 1% of the aggregate of total noninterest income and total noninterest expenses for any of the periods presented below are stated separately.

	Three Months Ended		Nine Months Ended
(In thousands)	9/30/2022	9/30/2021	9/30/2022	9/30/2021
Noninterest Income
Other service charges	$721	$685	$2,017	$2,064
Earnings (loss) from corporate owned life insurance	(236)	367	357	1,478
Net gains on the sales of loans originated for sale	83	296	140	878
Other income	409	421	1,180	988
Total other income	$977	$1,769	$3,694	$5,408
Noninterest Expenses
Marketing expense	$1,207	$1,171	$3,719	$2,798
Professional fees	1,665	1,854	4,990	5,280
Legal fees	298	294	1,006	735
Technology expense	3,890	2,913	11,253	8,818
Cardholder expense	1,129	827	3,551	2,489
Other expenses	4,048	7,105	12,767	15,399
Total other operating expense	$12,237	$14,164	$37,286	$35,519

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

The following tables present noninterest income, segregated by revenue streams in-scope and out-of-scope of ASC 606, for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended
(In thousands)	09/30/2022	09/30/2021
Noninterest Income
In-scope of Topic 606:
Commissions and Fees	$9,827	$8,930
Installment Billing	126	166
Refund of Commissions	(133)	(103)
Contract Liabilities/Deferred Revenue	1	0
Contingent Commissions	1,004	840
Subtotal Insurance Revenues	10,825	9,833
Trust and Asset Management	3,209	3,522
Mutual Fund & Investment Income	1,128	1,435
Subtotal Investment Service Income	4,337	4,957
Service Charges on Deposit Accounts	1,917	1,638
Card Services Income	2,731	2,717
Other	332	286
Noninterest Income (in-scope of ASC 606)	20,142	19,431
Noninterest Income (out-of-scope of ASC 606)	550	1,423
Total Noninterest Income	$20,692	$20,854

	Nine Months Ended
(In thousands)	9/30/2022	9/30/2021
Noninterest Income
In-scope of Topic 606:
Commissions and Fees	$25,663	$24,101
Installment Billing	124	149
Refund of Commissions	(151)	(92)
Contract Liabilities/Deferred Revenue	(266)	(237)
Contingent Commissions	3,201	3,132
Subtotal Insurance Revenues	28,571	27,053
Trust and Asset Management	9,834	10,222
Mutual Fund & Investment Income	4,016	4,125
Subtotal Investment Service Income	13,850	14,347
Service Charges on Deposit Accounts	5,452	4,579
Card Services Income	8,233	8,051
Other	957	885
Noninterest Income (in-scope of ASC 606)	57,063	54,915
Noninterest Income (out-of-scope of ASC 606)	2,558	4,780
Total Noninterest Income	$59,621	$59,695

Contract Balances
A contract asset balance occurs when an entity performs a service for a customer before the customer pays consideration or before payment is due, which would result in contract receivables or assets, respectively. A contract liability balance is an entity’s obligation to transfer a service to a customer for which the entity has already received payment or for which payment is due from the customer. The Company’s noninterest revenue streams, excluding some insurance commissions and fees, are largely based on transactional activity, or standard month-end revenue accruals such as asset management fees based on month-end market values. Receivables primarily consist of amounts due for insurance and wealth management services performed for which the Company's performance obligations have been fully satisfied. Receivables for the insurance and wealth management services segments amounted to $5.7 million and $2.4 million, respectively, at September 30, 2022, compared to $6.0 million and $2.3 million, respectively, at December 31, 2021. Included in those amounts are contract assets related to contingent income of $2.1 million and $3.0 million, respectively, at September 30, 2022 and December 31, 2021, and contract liabilities of $747,847 and $1.7 million, respectively at September 30, 2022 and December 31, 2021.

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

11. Financial Guarantees

The Company currently does not issue any guarantees that would require liability recognition or disclosure, other than standby letters of credit. The Company extends standby letters of credit to its customers in the normal course of business. The standby letters of credit are generally short-term. As of September 30, 2022, the Company’s maximum potential obligation under standby letters of credit was $35.7 million compared to $39.8 million at December 31, 2021. Management uses the same credit policies to extend standby letters of credit that it uses for on-balance sheet lending decisions and may require collateral to support standby letters of credit based upon its evaluation of the counterparty. Management does not anticipate any significant losses as a result of these transactions, and has determined that the fair value of standby letters of credit is not significant.

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

Banking
Tompkins Community Bank has thirteen banking offices located in Ithaca, NY and surrounding communities; sixteen banking offices located in the Genesee Valley region of New York State as well as Monroe County; fourteen full-service banking offices located in the counties north of New York City; and nineteen banking offices headquartered and operating in the areas surrounding southeastern Pennsylvania.

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

Three Months Ended September 30, 2022
(In thousands)	Banking	Insurance	Wealth Management	Intercompany	Consolidated
Interest income	$63,670	$1	$0	$(1)	$63,670
Interest expense	5,560	0	0	(1)	5,559
Net interest income	58,110	1	0	0	58,111
Credit for credit loss expense	1,056	0	0	0	1,056
Noninterest income	5,973	10,953	4,342	(576)	20,692
Noninterest expense	39,448	7,178	3,552	(576)	49,602
Income before income tax expense	23,579	3,776	790	0	28,145
Income tax expense	5,528	1,052	194	0	6,774
Net Income attributable to noncontrolling interests and Tompkins Financial Corporation	18,051	2,724	596	0	21,371
Less: Net income attributable to noncontrolling interests	31	0	0	0	31
Net Income attributable to Tompkins Financial Corporation	$18,020	$2,724	$596	$0	$21,340

Depreciation and amortization	$2,652	$44	$36	$0	$2,732
Assets	7,721,022	46,807	28,761	(16,649)	7,779,941
Goodwill	64,655	19,866	8,081	0	92,602
Other intangibles, net	1,137	1,742	53	0	2,932
Net loans and leases	5,163,664	0	0	0	5,163,664
Deposits	6,954,839	0	(1,974)	(16,139)	6,936,726
Total Equity	511,298	35,625	26,036	0	572,959

Three Months Ended September 30, 2021
(In thousands)	Banking	Insurance	Wealth Management	Intercompany	Consolidated
Interest income	$61,110	$8	$0	$(4)	$61,114
Interest expense	5,020	0	0	(4)	5,016
Net interest income	56,090	8	0	0	56,098
Credit for credit loss expense	(1,232)	0	0	0	(1,232)
Noninterest income	6,416	9,950	5,047	(559)	20,854
Noninterest expense	40,587	6,846	3,306	(559)	50,180
Income before income tax expense	23,151	3,112	1,741	0	28,004
Income tax expense	5,351	855	424	0	6,630
Net Income attributable to noncontrolling interests and Tompkins Financial Corporation	17,800	2,257	1,317	0	21,374
Less: Net income attributable to noncontrolling interests	32	0	0	0	32
Net Income attributable to Tompkins Financial Corporation	$17,768	$2,257	$1,317	$0	$21,342

Depreciation and amortization	$2,528	$52	$14	$0	$2,594
Assets	8,051,446	45,855	32,257	(16,448)	8,113,110
Goodwill	64,370	19,866	8,211	0	92,447
Other intangibles, net	1,814	2,102	73	0	3,989
Net loans and leases	5,050,519	0	0	0	5,050,519
Deposits	7,105,651	0	0	(14,753)	7,090,898
Total Equity	659,365	33,529	29,463	0	722,357

Nine Months Ended September 30, 2022
(In thousands)	Banking	Insurance	Wealth Management	Intercompany	Consolidated
Interest income	$183,798	$4	$0	$(3)	$183,799
Interest expense	10,815	0	0	(3)	10,812
Net interest income	172,983	4	0	0	172,987
Provision for credit loss expense	1,392	0	0	0	1,392
Noninterest income	18,495	28,959	13,874	(1,707)	59,621
Noninterest expense	116,031	20,492	10,745	(1,707)	145,561
Income before income tax expense	74,055	8,471	3,129	0	85,655
Income tax expense	16,948	2,361	770	0	20,079
Net Income attributable to noncontrolling interests and Tompkins Financial Corporation	57,107	6,110	2,359	0	65,576
Less: Net income attributable to noncontrolling interests	94	0	0	0	94
Net Income attributable to Tompkins Financial Corporation	$57,013	$6,110	$2,359	$0	$65,482

Depreciation and amortization	$7,745	$132	$100	$0	$7,977

Nine Months Ended September 30, 2021
(In thousands)	Banking	Insurance	Wealth Management	Intercompany	Consolidated
Interest income	$180,708	$10	$0	$(14)	$180,704
Interest expense	14,737	0	0	(14)	14,723
Net interest income	165,971	10	0	0	165,981
Credit for credit loss expense	(6,133)	0	0	0	(6,133)
Noninterest income	19,175	27,531	14,638	(1,649)	59,695
Noninterest expense	113,792	20,044	9,946	(1,649)	142,133
Income before income tax expense	77,487	7,497	4,692	0	89,676
Income tax expense	16,595	2,057	1,129	0	19,781
Net Income attributable to noncontrolling interests and Tompkins Financial Corporation	60,892	5,440	3,563	0	69,895
Less: Net income attributable to noncontrolling interests	96	0	0	0	96
Net Income attributable to Tompkins Financial Corporation	$60,796	$5,440	$3,563	$0	$69,799

Depreciation and amortization	$7,493	$162	$41	$0	$7,696

13. Fair Value Measurements

FASB ASC Topic 820, Fair Value Measurements and Disclosures (ASC 820), defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. ASC 820 also establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). Transfers between levels, when determined to be appropriate, are recognized at the end of each reporting period.

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

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of September 30, 2022 and December 31, 2021, segregated by the level of valuation inputs within the fair value hierarchy used to measure fair value:

Recurring Fair Value Measurements
September 30, 2022
(In thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Available-for-sale debt securities
U.S. Treasuries	$166,604	$0	$166,604	$0
Obligations of U.S. Government sponsored entities	730,028	0	730,028	0
Obligations of U.S. states and political subdivisions	83,061	0	83,061	0
Mortgage-backed securities – residential, issued by:
U.S. Government agencies	55,059	0	55,059	0
U.S. Government sponsored entities	703,814	0	703,814	0
U.S. corporate debt securities	2,370	0	2,370	0
Total Available-for-sale debt securities	$1,740,936	$0	$1,740,936	$0

Equity securities, at fair value	$771	$0	$0	$771

Recurring Fair Value Measurements
December 31, 2021
(In thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Available-for-sale debt securities
U.S. Treasuries	$138,928	$0	$138,928	$0
Obligations of U.S. Government sponsored entities	810,343	0	810,343	0
Obligations of U.S. states and political subdivisions	109,911	0	109,911	0
Mortgage-backed securities – residential, issued by:
U.S. Government agencies	89,320	0	89,320	0
U.S. Government sponsored entities	916,004	0	916,004	0
U.S. corporate debt securities	2,421	0	2,421	0
Total Available-for-sale debt securities	$2,066,927	$0	$2,066,927	$0

Equity securities, at fair value	$910	$0	$0	$910

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

The change in the fair value of equity securities valued using significant unobservable inputs (level 3), for the periods ended September 30, 2022 and December 31, 2021, was immaterial.

There were no transfers between Levels 1, 2 and 3 for the nine months ended September 30, 2022.

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

Certain assets are measured at fair value on a nonrecurring basis. For the Company, these include loans held for sale, individually evaluated loans, and other real estate owned ("OREO"). For the three and nine months ended September 30, 2022, certain individually evaluated loans were remeasured and reported at fair value through a specific valuation allowance and/or partial charge-offs for credit losses based upon the fair value of the underlying collateral. Collateral values are estimated using Level 3 inputs based upon customized discounting criteria. In addition to collateral dependent evaluated loans, certain other real estate owned were remeasured and reported at fair value based upon the fair value of the underlying collateral. The fair values of other real estate owned are estimated using Level 2 inputs based on observable market data or Level 3 inputs based on customized discounting criteria. In general, the fair values of other real estate owned are based upon appraisals, with discounts made to reflect estimated costs to sell the real estate. Upon initial recognition, fair value write-downs are taken through a charge-off to the allowance for credit losses. Subsequent fair value write-downs on other real estate owned are reported in other noninterest expense.

Three months ended September 30, 2022
(In thousands)		Fair value measurements at reporting date using:			Gain (losses) from fair value changes
Assets:	As of 09/30/2022	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Three months ended 9/30/2022
Individually evaluated loans	$8,099	$0	$0	$8,099	$0
Other real estate owned	247	0		247	27

Three months ended September 30, 2021
(In thousands)		Fair value measurements at reporting date using:			Gain (losses) from fair value changes
Assets:	As of 09/30/2021	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Three months ended 9/30/2021
Individually evaluated loans	$1,122	$0	$0	$1,122	$(150)

Nine months ended September 30, 2022
(In thousands)		Fair value measurements at reporting date using:			Gain (losses) from fair value changes
Assets:	As of 09/30/2022	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Nine months ended 9/30/2022
Individually evaluated loans	$10,138	$0	$0	$10,138	$59
Other real estate owned	247	0		247	49

Nine months ended September 30, 2021
(In thousands)		Fair value measurements at reporting date using:			Gain (losses) from fair value changes
Assets:	As of 09/30/2021	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Nine months ended 9/30/2021
Individually evaluated loans	$30,848	$0	$0	$30,848	$(150)

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

The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments at September 30, 2022 and December 31, 2021. The carrying amounts shown in the table are included in the Consolidated Statements of Condition under the indicated captions.

Estimated Fair Value of Financial Instruments
September 30, 2022
(In thousands)	Carrying Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets:
Cash and cash equivalents	$103,612	$103,612	$103,612	$0	$0
Securities - held-to-maturity	312,329	258,755	0	258,755	0
FHLB and other stock	9,156	9,156	0	9,156	0
Accrued interest receivable	22,083	22,083	0	22,083	0
Loans/leases, net[1]	5,163,664	4,954,596	0	0	4,954,596

Financial Liabilities:

Time deposits	$599,612	$584,165	$0	$584,165	$0
Other deposits	6,337,114	6,337,114	0	6,337,114	0
Fed funds purchased and securities sold
under agreements to repurchase	55,340	55,340	0	55,340	0
Other borrowings	101,000	98,817	0	98,817	0
Accrued interest payable	881	881	0	881	0

Estimated Fair Value of Financial Instruments
December 31, 2021
(In thousands)	Carrying Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets:
Cash and cash equivalents	$63,107	$63,107	$63,107	$0	$0
FHLB and other stock	10,996	10,996	0	10,996	0
Accrued interest receivable	22,597	22,597	0	22,597	0
Loans/leases, net[1]	5,032,624	5,028,734	0	0	5,028,734

Financial Liabilities:

Time deposits	$639,674	$641,517	$0	$641,517	$0
Other deposits	6,151,761	6,151,761	0	6,151,761	0
Fed funds purchased and securities
sold under agreements to repurchase	66,787	66,787	0	66,787	0
Other borrowings	124,000	125,700	0	125,700	0
Accrued interest payable	901	901	0	901	0
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

FHLB Stock and Other Stock: The carrying amount of FHLB stock approximates fair value. If the stock is redeemed, the Company will receive an amount equal to the par value of the stock. For miscellaneous equity securities, carrying value is cost.

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

Non-designated Hedges

The Company’s existing credit derivatives result from participation in or out of interest rate swaps provided by or to external lenders as part of loan participation arrangements, and therefore, are not used to manage interest rate risk in the Company’s assets or liabilities. Derivatives not designated as hedges are not speculative and result from a service the Company provides to certain lenders which participate in loans.

Tabular Disclosure of Fair Values of Derivative Instruments on the Balance Sheet

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the consolidated statements of condition as of September 30, 2022 and December 31, 2021. The Company began entering into derivative transactions in the second quarter of 2022.

Derivative Liabilities
	September 30, 2022
	Notional	Balance Sheet	Fair
(In thousands)	Amount	Location	Value
Derivatives not designated as hedging instruments
Interest Rate Products	$0	Other Liabilities	$0
Other Contracts	7,499	Other Liabilities	22
Total derivatives not designated as hedging instruments			$22

Tabular Disclosure of the Effect of Derivatives Not Designated as Hedging Instruments on the Income Statement

The table below presents the effect of the Company’s derivative financial instruments that are not designated as hedging instruments on the consolidated statements of income for the three and nine months ended September 30, 2022:

Effect of Derivatives Not Designated as Hedging Instruments on the Statement of Financial Performance
Derivatives Not Designated as Hedging Instruments under Subtopic 815-20	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
(In thousands)		Three Months Ended September 30, 2022	Nine Months Ended September 30, 2022

Interest Rate Products	Other income / (expense)	$0	$0
Other Contracts	Other income / (expense)	15	56
Total		$15	$56

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

BUSINESS

Corporate Overview and Strategic Initiatives
Tompkins Financial Corporation ("Tompkins" or the "Company") is headquartered in Ithaca, New York and is registered as a Financial Holding Company with the Federal Reserve Board under the Bank Holding Company Act of 1956, as amended. The Company is a locally oriented, community-based financial services organization that offers a full array of products and services, including commercial and consumer banking, leasing, trust and investment management, financial planning and wealth management, and insurance services. Effective January 1, 2022, the Company's four wholly-owned banking subsidiaries were combined into one bank, with the Bank of of Castile, Mahopac Bank, and VIST Bank merging with and into Tompkins Trust Company (the "Trust Company") with the Trust Company as the surviving institution. Immediately following the merger, the Trust Company changed its name to Tompkins Community Bank. At September 30, 2022, the Company had one wholly-owned banking subsidiary, Tompkins Community Bank. The Company also has a wholly-owned insurance agency subsidiary, Tompkins Insurance Agencies, Inc. ("Tompkins Insurance"). The trust division of the Trust Company provides a full array of investment services, including investment management, trust and estate, financial and tax planning as well as life, disability and long-term care insurance services. The Company’s principal offices are located at 118 E. Seneca Street, Ithaca, NY, 14850, and its telephone number is (888) 503-5753. The Company’s common stock is traded on the NYSE American under the Symbol "TMP."

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

Business Segments
Banking services consist primarily of attracting deposits from the areas served by the Company’s one banking subsidiary’s 62 banking offices (43 offices in New York and 19 offices in Pennsylvania) and using those deposits to originate a variety of commercial loans, consumer loans, real estate loans (including commercial loans collateralized by real estate), and leases. The Company’s lending function is managed within the guidelines of a comprehensive Board-approved lending policy. Reporting systems are in place to provide management with ongoing information related to loan production, loan quality, concentrations of credit, loan delinquencies, and nonperforming and potential problem loans. Banking services also include a full suite of products such as debit cards, credit cards, remote deposit, electronic banking, mobile banking, cash management, and safe deposit services.

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

OTHER IMPORTANT INFORMATION

The following discussion is intended to provide an understanding of the consolidated financial condition and results of operations of the Company for the three and nine months ended September 30, 2022. It should be read in conjunction with the Company’s Audited Consolidated Financial Statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, and the Unaudited Consolidated Financial Statements and notes thereto included in Part I of this Quarterly Report on Form 10-Q.

In this Report, there are comparisons of the Company’s performance to that of a peer group, which is comprised of the group of 164 domestic bank holding companies with $3 billion to $10 billion in total assets as defined in the Federal Reserve’s "Bank Holding Company Performance Report" for June 30, 2022 (the most recent report available). Although the peer group data is presented based upon financial information that is one fiscal quarter behind the financial information included in this report, the Company believes that it is relevant to include certain peer group information for comparison to current quarter numbers.

Forward-Looking Statements
This Quarterly Report on Form 10-Q contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The statements contained in this Report that are not statements of historical fact may include forward-looking statements that involve a number of risks and uncertainties. Forward-looking statements may be identified by use of such words as "may", "will", "estimate", "intend", "continue", "believe", "expect", "plan", or "anticipate", and other similar words. Examples of forward-looking statements may include statements regarding the asset quality of the Company's loan portfolios; the level of the Company's allowance for credit losses; whether, when and how borrowers will repay deferred amounts and resume scheduled payments; the sufficiency of liquidity sources; the Company's exposure to changes in interest rates, and to new, changed, or extended government/regulatory expectations; the impact of changes in accounting standards; and trends, plans, prospects, growth and strategies. Forward-looking statements are made based on management’s expectations and beliefs concerning future events impacting the Company and are subject to certain uncertainties and factors relating to the Company’s operations and economic environment, all of which are difficult to predict and many of which are beyond the control of the Company, that could cause actual results of the Company to differ materially from those expressed and/or implied by forward-looking statements. The following factors, in addition to those listed as Risk Factors in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2021, are among those that could cause actual results to differ materially from the forward-looking statements: changes in general economic, market and regulatory conditions; GDP growth and inflation trends; the impact of the interest rate and inflationary environment on the Company' business, financial condition and results of operations; other income or cash flow anticipated from the Company's operations, investment and/or lending activities; changes in laws and regulations affecting banks, bank holding companies and/or financial holding companies, such as the Dodd-Frank Act and Basel III and the Economic Growth, Regulatory Relief, and Consumer Protection Act; the impact of any change in the FDIC insurance assessment rate or the rules and regulations related to the calculation of the FDIC insurance assessment amount; technological developments and changes; the ability to continue to introduce competitive new products and services on a timely, cost-effective basis; governmental and public policy changes, including environmental regulation; reliance on large customers; uncertainties arising from national and global events, including the war in Ukraine, as well as the potential impact of widespread protests, civil unrest, political uncertainty on the economy and the financial services industry, and pandemics or other public health crises, including the COVID-19 pandemic; and financial resources in the amounts, at the times and on the terms required to support the Company’s future businesses.

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

COVID-19 Pandemic and Recent Events

The COVID-19 global pandemic continued to present health and economic challenges in the third quarter of 2022, but conditions were generally improved from 2021. In accordance with the Coronavirus Aid, Relief and Economic Security Act (the "CARES Act") and the interagency guidance, the Company elected to adopt the provisions to not report qualified loan modifications as troubled debt restructurings ("TDRs"). The relief related to TDRs under the CARES Act was extended by the Consolidated Appropriations Act, 2021. Under the Consolidated Appropriations Act, relief under the CARES Act was extended until the earlier of (i) 60 days after the date the COVID-19 national emergency comes to an end or (ii) January 1, 2022. Management continues to monitor credit conditions carefully at the individual borrower level, as well as by industry segment, in order to be responsive to changing credit conditions.

The Company funded a total of 5,140 applications for Paycheck Protection Plan ("PPP") loans totaling $694.1 million in 2020 and 2021. Out of the $694.1 million of PPP loans that the Company funded, approximately $693.2 million have been forgiven by the Small Business Administration ("SBA") under the terms of the program as of September 30, 2022, or paid back by the borrower. As of September 30, 2022, there were fourteen outstanding PPP loans totaling approximately $875,000. Total net deferred fees on the remaining balance of PPP loans amounted to $19,000 at September 30, 2022.

RESULTS OF OPERATION

Performance Summary
Net income for the third quarter of 2022 was $21.3 million or $1.48 diluted earnings per share, compared to $21.3 million or $1.45 diluted earnings per share for the same period in 2021. Net income for the first nine months of 2022 was $65.5 million or $4.53 diluted earnings per share compared to $69.8 million or $4.72 diluted earnings per share for the first nine months of 2021. Net income for the third quarter of 2022 was in line with the same quarter in 2021. For the year-to-date period ended September 30, 2022, net income decreased by $4.3 million or 6.2%. The decrease in net income for the nine month period in 2022 compared to the same period in 2021 was mainly a result of the provision for credit losses, which was an expense of $1.4 million in 2022, versus a credit of $6.1 million in 2021, a pre-tax variance of $7.5 million.

Return on average assets ("ROA") for the quarter ended September 30, 2022 was 1.08%, compared to 1.05% for the quarter ended September 30, 2021. Return on average shareholders’ equity ("ROE") for the third quarter of 2022 was 13.33%, compared to 11.55% for the same period in 2021. For the year-to-date period ended September 30, 2022, ROA and ROE totaled 1.11% and 13.22%, respectively, compared to 1.17% and 12.87%, for the same period in 2021.

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

Banking Segment
The banking segment reported net income of $18.0 million for the third quarter of 2022, an increase of $252,000 or 1.4% from net income of $17.8 million for the same period in 2021. For the nine months ended September 30, 2022, the banking segment reported net income of $57.0 million, a decrease of $3.8 million or 6.2% from the same period in 2021. The year-to-date decrease in net income was mainly due to a $7.5 million increase in provision expense over prior year, partially offset by increased net interest income.

Net interest income of $58.1 million for the third quarter of 2022 was up $2.0 million or 3.6% from the same period in 2021. For the nine months ended September 30, 2022, net interest income of $173.0 million was up $7.0 million or 4.2% compared to the first nine months of 2021, the improvement is mainly due to higher yields on interest earning assets as well as lower interest expense on other borrowings due to lower balances in the first nine months of 2022 compared to the same period in 2021. Net interest income for the three and nine months ended September 30, 2022 included net deferred loan fees associated with PPP loans of $88,000 and $3.0 million, respectively, compared to net deferred loan fees of $3.3 million and $8.0 million for the three and nine months ended September 30, 2021, respectively.

The provision for credit losses was an expense of $1.1 million for the three months ended September 30, 2022, compared to a credit of $1.2 million for the same period in 2021. For the nine month period ended September 30, 2022, the provision for credit losses was an expense of $1.4 million compared to a credit of $6.1 million for the same period in 2021. The increase in provision for credit losses for both the three and nine month periods is mainly driven by current economic forecasts coupled with loan growth. For additional information, see the section titled "The Allowance for Credit Losses" below.

Noninterest income of $6.0 million for the three months ended September 30, 2022 was down $443,000 or 6.9% compared to the same period in 2021. For the nine months ended September 30, 2022, noninterest income of $18.5 million was down $680,000 or 3.6% compared to the nine months ended September 30, 2021. The decrease was mainly driven by reduced income on bank owned life insurance and lower gains on sales of residential loans, which were down $604,000 and $213,000, respectively, in the third quarter of 2022 compared to the same quarter in 2021, and down $1.2 million and $738,000, respectively, for the year-to-date period ended September 30, 2022 compared to the same period in 2021. Service charges on deposit accounts were up $279,000 or 17.0% in the third quarter of 2022 over the third quarter of 2021 and up $873,000 or 19.1% for the nine months ended September 30, 2022 over the same period in 2021.

Noninterest expense of $39.4 million and $116.0 million for the three and nine months ended September 30, 2022, respectively, was down $1.1 million or 2.8% and $2.2 million or 2.0%, respectively, over the same periods in 2021. The main driver for the decrease in noninterest expenses was mainly due to penalties of $2.9 million related to the prepayment of $135.0 million in FHLB fixed rate advances paid in the third quarter of 2021. Included in the quarter and year-to-date periods of 2022 were nonrecurring expenses of $196,000 and $1.2 million, respectively, related to the consolidation of the Company's four banking charters, including the related conversion of the core banking system and rebranding.

Insurance Segment
The insurance segment reported net income of $2.7 million for the three months ended September 30, 2022, which was up $467,000 or 20.7% compared to the third quarter of 2021. Total noninterest revenue was up $1.0 million or 10.1% for the third quarter of 2022 compared to the same quarter in the prior year, primarily due to growth in both commercial and personal lines, and property and casualty commissions. The growth in property and casualty commission revenue is attributed to new business, growth within the existing client base, and premium increases related to change in general market conditions.

For the nine months ended September 30, 2022, net income was up $670,000 or 12.3% compared to the same period in the prior year. Total revenue for the year-to-date period ended September 30, 2022, was up $1.4 million or 5.2% compared to the same period in September 30, 2021. The increase in revenues and net income for the nine months ended September 30, 2022 compared to the prior year is mainly due to growth in overall commission revenue of $1.5 million or 6.4%, primarily in commercial and personal lines, which were up 10.8% and 5.1% respectively.

Noninterest expenses for the three months ended September 30, 2022 were up $332,000 or 4.9% compared to the three months ended September 30, 2021. Year-to-date noninterest expenses were up $448,000 or 2.2% compared to the nine months ended September 30, 2021. The increases in noninterest expenses for the three and nine months ended September 30, 2022 were mainly the result of increases in wages and new business commissions along with related tax and benefit expenses tied to the increase in commission revenue.

Wealth Management Segment
The wealth management segment reported net income of $596,000 for the three months ended September 30, 2022, which was down $721,000 or 54.8% compared to the third quarter of 2021. Revenue for the third quarter of 2022 was down $705,000 or 14.0% compared to the third quarter of 2021. The decrease for the three months ended September 30, 2022 was mainly in advisory revenues related to a decrease in assets under management, largely a result of unfavorable market conditions. Total expense for the third quarter of 2022 was up $246,000 or 7.4% compared to the third quarter of 2021. The increase in expense was primarily due to technology costs, mainly related to the implementation of a new core platform. For the nine months ended September 30, 2022, net income of $2.4 million was down $1.2 million or 33.8% compared to the prior year, mainly due to the items outlined above.

Net Interest Income
The following tables show average interest-earning assets and interest-bearing liabilities, and the corresponding yield or cost associated with each for the three and nine month periods ended September 30, 2022 and 2021:

Average Consolidated Statements of Condition and Net Interest Analysis (Unaudited)
	Quarter Ended			Quarter Ended
	September 30, 2022			September 30, 2021
	Average			Average
	Balance		Average	Balance		Average
(Dollar amounts in thousands)	(QTD)	Interest	Yield/Rate	(QTD)	Interest	Yield/Rate
ASSETS
Interest-earning assets
Interest-bearing balances due from banks	$63,516	$85	0.53%	$376,341	$136	0.14%
Securities (1)
U.S. Government securities	2,276,380	7,853	1.37%	2,133,984	6,467	1.20%
State and municipal (2)	95,627	614	2.55%	109,375	697	2.53%
Other securities (2)	3,323	37	4.44%	3,417	23	2.64%
Total securities	2,375,330	8,504	1.42%	2,246,776	7,187	1.27%
FHLBNY and FRB stock	15,058	166	4.38%	15,330	196	5.07%
Total loans and leases, net of unearned income (2)(3)	5,185,219	55,265	4.23%	5,115,253	53,989	4.19%
Total interest-earning assets	7,639,123	64,020	3.32%	7,753,700	61,508	3.15%
Other assets	214,724			348,370
Total assets	$7,853,847			$8,102,070
LIABILITIES & EQUITY
Deposits
Interest-bearing deposits
Interest bearing checking, savings, & money market	3,979,590	2,863	0.29%	4,090,840	906	0.09%
Time deposits	596,299	1,331	0.89%	707,212	1,700	0.95%
Total interest-bearing deposits	4,575,889	4,194	0.36%	4,798,052	2,606	0.22%
Federal funds purchased & securities sold under agreements to repurchase	53,810	14	0.10%	60,798	17	0.11%
Other borrowings	232,158	1,351	2.31%	224,459	1,156	2.04%
Trust preferred debentures	0	0	0.00%	3,444	1,237	142.50%
Total interest-bearing liabilities	4,861,857	5,559	0.45%	5,086,753	5,016	0.39%
Noninterest bearing deposits	2,250,263			2,165,537
Accrued expenses and other liabilities	106,403			116,663
Total liabilities	7,218,523			7,368,953
Tompkins Financial Corporation Shareholders’ equity	633,837			731,629
Noncontrolling interest	1,487			1,488
Total equity	635,324			733,117

Total liabilities and equity	$7,853,847			$8,102,070
Interest rate spread			2.87%			2.76%
Net interest income/margin on earning assets		58,461	3.04%		56,492	2.89%

Tax Equivalent Adjustment		(350)			(394)
Net interest income per consolidated financial statements		$58,111			$56,098

Average Consolidated Statements of Condition and Net Interest Analysis (Unaudited)
	Year to Date Period Ended			Year to Date Period Ended
	September 30, 2022			September 30, 2021
	Average			Average
	Balance		Average	Balance		Average
(Dollar amounts in thousands)	(YTD)	Interest	Yield/Rate	(YTD)	Interest	Yield/Rate
ASSETS
Interest-earning assets
Interest-bearing balances due from banks	$94,988	$190	0.27%	$333,769	$266	0.11%
Securities (1)
U.S. Government securities	2,291,636	22,960	1.34%	1,920,717	16,417	1.14%
State and municipal (2)	98,262	1,882	2.56%	114,809	2,200	2.56%
Other securities (2)	3,349	88	3.52%	3,420	69	2.70%
Total securities	2,393,247	24,930	1.39%	2,038,946	18,685	1.23%
FHLBNY and FRB stock	12,481	391	4.19%	16,328	608	4.98%
Total loans and leases, net of unearned income (2)(3)	5,119,309	159,353	4.16%	5,225,087	162,355	4.15%
Total interest-earning assets	7,620,025	184,864	3.24%	7,614,130	181,915	3.19%
Other assets	244,615			346,441
Total assets	$7,864,640			$7,960,571
LIABILITIES & EQUITY
Deposits
Interest-bearing deposits
Interest bearing checking, savings, & money market	4,070,607	4,502	0.15%	4,002,724	2,943	0.10%
Time deposits	610,432	3,785	0.83%	727,445	5,616	1.03%
Total interest-bearing deposits	4,681,039	8,287	0.24%	4,730,169	8,559	0.24%
Federal funds purchased & securities sold under agreements to repurchase	57,606	45	0.10%	57,498	48	0.11%
Other borrowings	176,007	2,480	1.88%	254,002	3,883	2.04%
Trust preferred debentures	0	0	0.00%	9,849	2,233	30.32%
Total interest-bearing liabilities	4,914,652	10,812	0.29%	5,051,518	14,723	0.39%
Noninterest bearing deposits	2,183,258			2,066,567
Accrued expenses and other liabilities	104,446			117,383
Total liabilities	7,202,356			7,235,468
Tompkins Financial Corporation Shareholders’ equity	660,826			723,645
Noncontrolling interest	1,458			1,458
Total equity	662,284			725,103

Total liabilities and equity	$7,864,640			$7,960,571
Interest rate spread			2.95%			2.80%
Net interest income/margin on earning assets		174,052	3.05%		167,192	2.94%

Tax Equivalent Adjustment		(1,065)			(1,211)
Net interest income per consolidated financial statements		$172,987			$165,981
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

Net Interest Income
Net interest income is the Company’s largest source of revenue, representing 73.7% and 74.4%, respectively, of total revenues for the three and nine months ended September 30, 2022, compared to 72.9% and 73.6% for the same periods in 2021. Net interest income is dependent on the volume and composition of interest earning assets and interest-bearing liabilities and the level of market interest rates. The above table shows average interest-earning assets and interest-bearing liabilities, and the corresponding yield or cost associated with each.

Taxable-equivalent net interest income for the three months ended September 30, 2022 increased $2.0 million or 3.5% from the same period in the prior year. The increase in net interest income for the three months ended September 30, 2022, was mainly a result of the 17 basis point increase in rates paid on interest earning assets, and was partially offset by a 6 basis point increase on rates paid on interest earning liabilities. Taxable-equivalent net interest income for the nine month period ended September 30, 2022 increased $6.9 million or 4.1% from the nine month period ended September 30, 2021. Net interest income in the first nine months of 2022 benefited from the growth in average securities balances and average yields on securities, which were up 17.4% and 16 basis points over the same nine month period in 2021, and a 10 basis point decrease in the average rate paid on interest bearing liabilities.

Net interest margin for the three months ended September 30, 2022 was 3.04% compared to 2.89% for the same period in 2021. Net interest margin for the nine months ended September 30, 2022 was 3.05% compared to 2.94% for the same period in 2021. The increase in net interest margin for the three and nine months ended September 30, 2022 compared to the same periods in 2021 was mainly due to an increase in higher yielding securities, reflecting the investment of excess liquidity in securities.

Taxable-equivalent interest income for the three and nine months ended September 30, 2022, was $64.0 million and $184.9 million, up 4.1% and 1.6%, respectively, compared to the same periods in 2021. The growth in the three month period reflects higher average asset yields and growth in total securities, while the year-to-date reflects growth in average earning assets. Average asset yields for the three months ended September 30, 2022 were up 17 basis points compared to the same period in 2021 driven by growth in higher yielding securities as excess liquidity was invested in securities and loans. For the three months ended September 30, 2022, the average yield on securities and loans were up 15 and 4 basis points, respectively, over the same period in 2021 Average asset yields for the nine months ended September 30, 2022 were up 5 basis points compared to the same period in 2021. As a result of its participation in the SBA's PPP, the Company recorded net deferred loan fees of $88,000 and $3.0 million, respectively, in the three and nine months ended September 30, 2022, compared to $3.3 million and $8.0 million, respectively, for the three and nine months ended September 30, 2021. These net deferred loan fees are included in interest income.

For the three months ended September 30, 2022, average earning assets were down $114.6 million or 1.5% over the same period in 2021 with the majority of the decrease in average interest-bearing balances due from banks and partially off-set by increases in average securities and loan balances. Average earning assets for the nine months ended September 30, 2022 were in line with same period in 2021. Average loan balances for the three months ended September 30, 2022, were up $70.0 million or 1.4% from the three months ended September 30, 2021. Average loan balances for the nine months ended September 30, 2022 were down $105.8 million or 2.0% from the nine months ended September 30, 2021. The decrease in average loans was primarily due to a decline in average PPP loans. Average securities balances for the three and nine months ended September 30, 2022, were up $128.6 million or 5.7%, and $354.3 million or 17.4%, respectively. Average interest-bearing balances due from banks were down $312.8 million or 83.1%, and $238.8 million or 71.5%, respectively, compared to the same periods in 2021.

Interest expense for the three months ended September 30, 2022, increased $543,000 or 10.8%, and for the nine month period ended September 30, 2022 decreased by $3.9 million or 26.6% compared to the same periods in 2021. The average cost of interest-bearing deposits during the three and nine months ended September 30, 2022 was 0.45% and 0.29%, respectively, up 6 basis points for the three month period and down 10 basis points for the nine months period end, compared to the same periods in 2021. Average interest-bearing deposits were down $222.2 million or 4.6% and $49.1 million or 1.0%, respectively, for the same three and nine months ended 2021. Average noninterest bearing deposits were up $84.7 million or 3.9% for the three months ended September 30, 2022 when compared to the third quarter of 2021, and for the nine months ended September 30, 2022 were up $116.7 million or 5.7% compared to the same period in 2021. Average other borrowings for the three and nine months ended September 30, 2022 were up $7.7 million or 3.4%, and down $78.0 million or 30.7%, respectively, compared to the same periods in 2021.

Net interest margin for the third quarter of 2022 of 3.04% was down from a net interest margin of 3.09% for the second quarter of 2022. Taxable-equivalent interest income was up $2.5 million or 4.1%, as yields on average earning assets were up 9 basis points over the second quarter of 2022 to 3.32%, while average earning assets were flat compared to the second quarter of 2022. Interest expense was up $2.9 million or 106.6%, as the average cost of interest bearing liabilities increased 23 basis points over the second quarter of 2022 to 0.45%; reflecting a 18 basis point increase in the average cost of interest bearing deposits and a 182 basis point increase in the average cost of borrowings with the FHLB.

Provision for Credit Losses
The provision for credit losses represents management’s estimate of the amount necessary to maintain the allowance for credit losses ("ACL") at an appropriate level. Provision for credit losses in the third quarter of 2022 was $1.1 million compared to a credit of $1.2 million for the third quarter of 2021. Provision for credit losses for the nine months ended September 30, 2022 was an expense of $1.4 million compared to a provision credit of $6.1 million for the same period in 2021. The provision for credit losses for the three and nine months ended September 30, 2022 included a provision credit of $45,000 and expense of $245,000, respectively, related to off-balance sheet credit exposures compared to a provision credit of $55,000 and a provision expense of $272,000, respectively, for the same periods in 2021. The increase in provision for credit losses for both the three and nine month periods is mainly driven by current economic forecasts coupled with loan growth. The section captioned "Financial Condition – The Allowance for Credit Losses" below has further details on the allowance for credit losses and asset quality metrics.

Noninterest Income
Noninterest income was $20.7 million and $59.6 million for the three and nine months ended September 30, 2022, which were both in line with the same periods in 2021. Noninterest income represented 26.3% of total revenue for the third quarter of 2022 and 25.6% for the nine months ended September 30, 2022, compared to 27.1% and 26.5%, respectively, for the same periods in 2021.

Insurance commissions and fees, the largest component of noninterest income, were $10.8 million for the third quarter of 2022, an increase of 10.1% from the same period prior year. The increase in insurance commissions and fees in the third quarter of 2022 over the same period in 2021 was mainly commercial and personal lines property and casualty commissions which grew by 17.6% and 4.9%, respectively. For the first nine months of 2022, insurance commissions and fees were up $1.5 million or 5.6% compared to the same period in 2021. The increase in revenues for the nine months ended September 30, 2022, compared to the prior year was primarily due to growth in commercial lines and personal lines revenue, which were up 10.8% and 5.1%, respectively, and attributable to increased new business, growth within the existing client base, and premium increases related to changes in general market conditions and exposures for certain business sectors.

Wealth management fees of $4.3 million in the third quarter of 2022 were down $620,000 or 12.5% compared to the third quarter of 2021. For the first nine months of 2022, wealth management fees were down $497,000 or 3.5% compared to the same period in 2021. Wealth management fees include trust services, financial planning, wealth management services, and brokerage related services. The fair value of assets managed by, or in custody of, Tompkins was $2.8 billion at September 30, 2022. The fair value of assets managed by, or in custody of, Tompkins was $5.3 billion at September 30, 2021, which included $1.7 billion of Company-owned securities where Tompkins is custodian. The decline in assets from prior year resulted in part from the outsourcing of the management of the Tompkins Retirement Account ($94.0 million) and custody of Company-owned securities where Tompkins was custodian ($1.7 billion); however, as these were inter-company related items, they did not have a meaningful impact on total income. The remaining decline in assets is related to negative market performance seen throughout the year.

Service fees were up and included service charges on deposit accounts of $1.9 million and $5.5 million for the three and nine months ended September 30, 2022, up $279,000 or 17.0% and $873,000 or 19.1%, respectively, over the same periods in 2021.
Card services income in the third quarter of 2022 was in line with the same three month period end in 2021, while the nine months ended September 30, 2022, was up $182,000 or 2.3% compared to the same period in 2021. Debit card income, the largest component of card services income, was in line with both the three and nine month period ended September 30, 2022. Interchange income related to credit card services was up $37,000 and $167,000, respectively, compared to the same three and nine month periods in 2021.

Other income of $1.0 million in the third quarter of 2022 was down $792,000 or 44.8% compared to the same period in 2021. For the first nine months of 2022, other income of $3.7 million was down $1.7 million or 31.7% compared to the same period in 2021. The decrease for the three and nine months ended September 30, 2022 compared to the same periods in 2021, was mainly due to lower earnings on bank owned life insurance and lower gains on sales of residential loans. Earnings on bank owned life insurance were down $603,000 and $1.2 million, respectively, as certain separate account policies were unfavorably impacted by decreases in the market value of the underlying assets. Gains on sales of loans were down $213,000 and $738,000, respectively, for the three and nine months ended September 30, 2022, compared to the same periods in the prior year.

Noninterest Expense
Noninterest expense of $49.6 million for the third quarter of 2022 and $145.6 million for the first nine months of 2022, was down 1.2% for the third quarter of 2022, and up 2.4% for the first nine months of 2022, compared to the same periods in 2021.

Expenses associated with compensation and benefits comprise the largest component of noninterest expense, representing 64.2% and 63.0% of total noninterest expense for the three and nine months ended September 30, 2022. Salaries and wages expense for the three and nine months ended September 30, 2022 increased by $519,000 or 2.1%, and $1.5 million or 2.1%, respectively, compared to the same periods in 2021. The increases were mainly due to normal merit adjustments. Employee benefits for the three and nine months ended September 30, 2022 increased by $712,000 or 12.3% and $740,000 or 4.1%, respectively. The increase is mainly as a result of higher health care expense.

Other expense categories, not related to compensation and benefits, for the three and nine months ended September 30, 2022 were down $1.8 million or 9.2%, and up $1.2 million or 2.2%, respectively. The main driver for the three month period end decline in balance was due to penalties of $2.9 million related to the prepayment of $135.0 million in FHLB fix rate advances paid in the third quarter of 2021. For the three and nine months ended September 30, 2022, compared to the same periods in 2021, marketing expenses were up $35,000 or 3.0% and $921,000 or 32.9%, respectively, cardholder expense was up $302,000 or 36.6% and $1.1 million or 42.7%, respectively, and technology expense was up $967,000 or 33.2% and $2.4 million or 27.6%, respectively. Contributing to the growth in these expenses for the year-to-date period ended September 30, 2022, were nonrecurring expenses of $1.2 million, related to the consolidation of the Company's four banking charters, including the related conversion of the core banking system and rebranding. Business travel and related expenses were up $222,000 or 106.2% and $520,000 or 130.3%, respectively, for the three and nine months ended September 30, 2022, over the same periods in 2021. Also included in other expense was a one-time lease expense of $452,000, which was related to one lease that included seven branches in Pennsylvania region.

Income Tax Expense
The provision for income taxes was $6.8 million for an effective rate of 24.1% for the third quarter of 2022, compared to tax expense of $6.6 million and an effective rate of 23.7% for the same quarter in 2021. For the first nine months of 2022, the provision for income taxes was $20.1 million for an effective rate of 23.4% compared to tax expense of $19.8 million and an effective rate of 22.1% for the same period in 2021. The effective rates differ from the U.S. and state statutory rates primarily due to the effect of tax-exempt income from loans, securities and life insurance assets, and the income tax effects associated with stock based compensation. The increase in the effective tax rate for the three and nine months ended September 30, 2022, over the same period in 2021, is largely due to the anticipated loss of certain New York State tax benefits due to the expectation that average assets will exceed $8.0 billion for the 2022 tax year.

The Company's banking subsidiary has an investment in a real estate investment trust that provides certain benefits on its New York State tax return for qualifying entities. A condition to claim the benefit is that the consolidated company has average assets of no more than $8.0 billion for the taxable year. The Company expects average assets to exceed the $8.0 billion threshold for the 2022 tax year. As of September 30, 2022, the Company's consolidated average assets, as defined by New York tax law, were slightly over the $8.0 billion threshold. The Company will continue to monitor the consolidated average assets during 2022 to determine future eligibility.

FINANCIAL CONDITION

Total assets were $7.8 billion at September 30, 2022, down $40.0 million or 0.5% from December 31, 2021. The decrease in total assets from year-end 2021 was mainly due to decreased security balances partially offset by an increase in the loan portfolio, compared to December 31, 2021. Total securities were $2.1 billion at September 30, 2022, down $275.4 million or 11.8% compared to the $2.3 billion reported at year-end 2021. The decrease was the result of an increase in unrealized losses on the available-for-sale portfolio from $19.3 million at year-end 2021 to $269.2 million at September 30, 2022, as a result of the increase in market interest rates in 2022. Total cash and cash equivalents were up $40.5 million or 64.2% compared to December 31, 2021. Total deposits at September 30, 2022 were up $145.3 million or 2.1% from December 31, 2021. Other borrowings at September 30, 2022 decreased $23.0 million or 18.6% from December 31, 2021, as loan growth outpaced deposit growth.

Securities
As of September 30, 2022, the Company’s securities portfolio was $2.1 billion or 26.4% of total assets, compared to $2.3 billion or 29.8% of total assets at year end 2021. The following table details the composition of the securities portfolio:

Available-for-Sale Debt Securities
	September 30, 2022		December 31, 2021
(In thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
U.S. Treasuries	$191,108	$166,604	$160,291	$157,834
Obligations of U.S. Government sponsored entities	828,313	730,028	843,218	832,373
Obligations of U.S. states and political subdivisions	95,162	83,061	102,177	104,169
Mortgage-backed securities - residential, issued by
U.S. Government agencies	61,553	55,059	76,502	77,157
U.S. Government sponsored entities	831,465	703,814	879,102	870,556
U.S. corporate debt securities	2,500	2,370	2,500	2,424
Total available-for-sale debt securities	$2,010,101	$1,740,936	$2,063,790	$2,044,513

Held-to-Maturity Debt Securities
	September 30, 2022		December 31, 2021
(In thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
U.S. Treasuries	$86,530	$73,036	$86,689	$86,368
Obligations of U.S. Government sponsored entities	225,799	185,719	197,320	195,920
Total held-to-maturity debt securities	$312,329	$258,755	$284,009	$282,288

As of September 30, 2022, the available-for-sale debt securities portfolio had net unrealized losses of $269.2 million compared to net unrealized losses of $19.3 million at December 31, 2021. The increase in unrealized losses related to the available-for-sale debt securities portfolio, which reflects the amount that the amortized cost exceeds fair value, was due to increases in market interest rates during the first nine months of 2022. Management’s policy is to purchase investment grade securities that on average have relatively short duration, which helps mitigate interest rate risk and provides sources of liquidity without significant risk to capital.

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

The Company determined that at September 30, 2022, all impaired available-for-sale and held-to-maturity debt securities were because of changes in interest rates and levels of market liquidity, relative to when the investment securities were purchased, and not due to the credit worthiness of the underlying issuers. The Company does not have the intent to sell these securities and does not believe it is more likely than not that the Company will be required to sell these securities before a recovery of amortized cost. Therefore, the Company carried no ACL at September 30, 2022 and there was no credit loss expense recognized by the Company with respect to the securities portfolio during the three and nine months ended September 30, 2022.

Loans and Leases
Loans and leases as of the end of the third quarter and prior year-end period were as follows:

(In thousands)	9/30/2022	12/31/2021
Commercial and industrial
Agriculture	$66,576	$99,172
Commercial and industrial other	718,726	699,121
PPP loans	875	71,260
Subtotal commercial and industrial	786,177	869,553
Commercial real estate
Construction	199,144	178,582
Agriculture	210,140	195,973
Commercial real estate other	2,399,951	2,278,599
Subtotal commercial real estate	2,809,235	2,653,154
Residential real estate
Home equity	188,002	182,671
Mortgages	1,344,741	1,290,911
Subtotal residential real estate	1,532,743	1,473,582
Consumer and other
Indirect	2,712	4,655
Consumer and other	66,262	67,396
Subtotal consumer and other	68,974	72,051
Leases	15,749	13,948
Total loans and leases	5,212,878	5,082,288
Less: unearned income and deferred costs and fees	(4,442)	(6,821)
Total loans and leases, net of unearned income and deferred costs and fees	$5,208,436	$5,075,467

Total loans and leases of $5.2 billion at September 30, 2022 were up $133.0 million or 2.6% from December 31, 2021, mainly in the commercial real estate and residential real estate portfolios, and partially offset by the decline in PPP loan balances. PPP loans decreased $70.4 million from $71.3 million at year-end 2021, to $875,000 at September 30, 2022. Excluding PPP loans, total loans at September 30, 2022 were up $203.4 million or 4.1% from December 31, 2021. As of September 30, 2022, total loans and leases represented 66.9% of total assets compared to 64.9% of total assets at December 31, 2021.

Residential real estate loans, including home equity loans, were $1.5 billion at September 30, 2022, up $59.2 million or 4.0% compared to December 31, 2021, and comprised 29.4% of total loans and leases at September 30, 2022. Changes in residential loan balances reflect the Company’s decision to retain these loans or sell them in the secondary market due to interest rate considerations. The Company’s Asset/Liability Committee meets regularly and establishes standards for selling and retaining residential real estate mortgage originations.

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

During the first nine months of 2022 and 2021, the Company sold residential loans totaling $7.3 million and $27.7 million, respectively, recognizing gains of $140,000 and $878,000, respectively. These residential real estate loans were sold without recourse in accordance with standard secondary market loan sale agreements. When residential mortgage loans are sold, the Company typically retains all servicing rights, which provides the Company with a source of fee income. Mortgage servicing rights totaled $1.0 million at both September 30, 2022 and December 31, 2021.

Commercial real estate loans and commercial and industrial loans totaled $2.8 billion and $786.2 million, respectively, and represented 53.9% and 15.1%, respectively, of total loans and leases as of September 30, 2022. The commercial real estate portfolio was up $156.1 million or 5.9% over year-end 2021, while commercial and industrial loans were down $83.4 million or 9.6%. The decrease in commercial and industrial loans over year-end 2021 was mainly in PPP loans, which were down $70.4 million or 98.8% to $875,000 at September 30, 2022.

As of September 30, 2022, agriculturally-related loans totaled $276.7 million or 5.3% of total loans and leases, compared to $295.1 million or 5.8% of total loans and leases at December 31, 2021. Agriculturally-related loans include loans to dairy farms and crop farms. Agricultural-related loans are primarily made based on identified cash flows of the borrower with consideration given to underlying collateral, personal guarantees, and government related guarantees. Agriculturally-related loans are generally secured by the assets or property being financed or other business assets such as accounts receivable, livestock, equipment or commodities/crops.

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

The Allowance for Credit Losses
The below table represents the allowance for credit losses as of September 30, 2022 and December 31, 2021. The table provides, as of the dates indicated, an allocation of the allowance for credit losses for inherent loan losses by type. The allocation is neither indicative of the specific amounts or the loan categories in which future charge-offs may occur, nor is it an indicator of future loss trends. The allocation of the allowance for credit losses to each category does not restrict the use of the allowance to absorb losses in any category.

(In thousands)	9/30/2022	12/31/2021
Allowance for credit losses
Commercial and industrial	$6,524	$6,335
Commercial real estate	26,539	24,813
Residential real estate	10,443	10,139
Consumer and other	1,180	1,492
Finance leases	86	64
Total	$44,772	$42,843

As of September 30, 2022, the total allowance for credit losses was $44.8 million, up $1.9 million or 4.5% compared to December 31, 2021. The ACL as a percentage of total loans measured 0.86% at September 30, 2022, compared to 0.84% at December 31, 2021.

The increase in the ACL from year-end 2021 reflects updated economic forecasts for unemployment and gross domestic product ("GDP") coupled with loan growth, mainly in the real estate portfolios. Forecasts related to unemployment are beginning to deteriorate and GDP forecasts continue to weaken showing less growth compared to prior forecasts. Qualitative reserves established as a result of the COVID-19 pandemic to address specific portfolios with increased risk characteristics, including loans in our hotel portfolio, have been removed as of September 30, 2022, due to improved metrics that have stabilized and are in line with pre-pandemic trends.

Asset quality measures at September 30, 2022 were generally favorable compared with December 31, 2021. Loans internally-classified Special Mention or Substandard were down $30.8 million or 22.4% compared to December 31, 2021. Nonperforming loans and leases were up $3.7 million or 12.0% from year end 2021 and represented 0.67% of total loans at September 30, 2022 compared to 0.61% at December 31, 2021. The allowance for credit losses covered 128.27% of nonperforming loans and leases at September 30, 2022, compared to 137.51% at December 31, 2021. The increase in nonperforming loans and leases is mainly due to one commercial real estate relationship, made up of two loans, totaling approximately $7.4 million that moved into nonaccrual during the third quarter of 2022, this loan has previously been reported as substandard.

Activity in the Company’s allowance for credit losses during the nine months of 2022 and 2021 is illustrated in the table below:

Analysis of the Allowance for Credit Losses
(In thousands)	9/30/2022	9/30/2021
Average loans outstanding during period	$5,119,309	$5,225,087
Allowance at beginning of year, prior to adoption of ASU 2016-13	42,843	51,669
LOANS CHARGED-OFF:
Commercial and industrial	366	274
Commercial real estate	50	0
Residential real estate	0	51
Consumer and other	410	218
Finance leases	0	0
Total loans charged-off	$826	$543
RECOVERIES OF LOANS PREVIOUSLY CHARGED-OFF:
Commercial and industrial	132	116
Commercial real estate	910	1,040
Residential real estate	315	229
Consumer and other	251	153
Finance Leases	0	0
Total loans recovered	$1,608	$1,538
Net loans recovered	(782)	(995)
Provision (credit) for credit losses related to loans	1,147	(6,405)
Balance of allowance at end of period	$44,772	$46,259
Allowance for credit losses as a percentage of total loans and leases	0.86%	0.91%
Annualized net (recoveries) charge-offs on loans to average total loans and leases during the period	(0.02)%	(0.01)%

The provision for credit losses for loans was an expense of $1.1 million for the three months ended September 30, 2022, compared to a credit of $1.2 million for the same period in 2021. For the nine month period ended September 30, 2022, the provision for credit losses for loans was an expense of $1.1 million compared to credit of $6.4 million for the same period in 2021. The provision expense for credit losses for loans is based upon the Company's quarterly evaluation of the appropriateness of the allowance for credit losses. As discussed above, the ACL model estimated higher reserves at September 30, 2022 due to lower GDP and unemployment forecasts coupled with loan growth. Net loan and lease recoveries for the nine months ended September 30, 2022 were $782,000 compared to net recoveries of $995,000 for the same period in 2021.

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

For the three months ended September 30, 2022, the provision for credit losses for off-balance sheet credit exposures was a credit of $45,000 compared to a credit of $55,000 for the same period in 2021. For the nine month period ended September 30, 2022, the provision for credit losses for off-balance sheet credit exposures was $245,000 compared to $272,000 for the same nine month period in 2021. The provision in 2022 was driven by an increase in off-balance sheet exposures, specifically commercial real estate loan commitments.

Analysis of Past Due and Nonperforming Loans
(In thousands)	9/30/2022	12/31/2021	9/30/2021
Loans 90 days past due and accruing
Commercial real estate	$161	$0	$7,463
Total loans 90 days past due and accruing	$161	$0	$7,463
Nonaccrual loans
Commercial and industrial	$803	$533	$543
Commercial real estate	15,901	13,893	35,022
Residential real estate	13,041	11,178	11,965
Consumer and other	268	429	411
Total nonaccrual loans	$30,013	$26,033	$47,941
Troubled debt restructurings not included above	4,730	5,124	5,343
Total nonperforming loans and leases	$34,904	$31,157	$60,747
Other real estate owned	335	135	135
Total nonperforming assets	$35,239	$31,292	$60,882
Allowance as a percentage of nonperforming loans and leases	128.27%	137.51%	76.15%
Total nonperforming loans and leases as percentage of total loans and leases	0.67%	0.61%	1.19%
Total nonperforming assets as percentage of total assets	0.45%	0.40%	0.75%

Nonperforming assets include loans past due 90 days and accruing, nonaccrual loans, TDRs, and foreclosed real estate/other real estate owned. Total nonperforming assets of $35.2 million at September 30, 2022 were up $3.9 million or 12.6% compared to December 31, 2021, and down $25.6 million or 42.1% compared to September 30, 2021. The decrease in nonperforming assets from September 30, 2021, was mainly in the commercial real estate portfolio and included the payoff of one relationship totaling $11.8 million in the hospitality industry and a $7.0 million charge-off of another relationship that included two loans in the hospitality industry during the fourth quarter of 2021. During the third quarter of 2022 there was one commercial real estate relationship totaling approximately $7.4 million that was moved into nonaccrual, this relationship was previously, and currently, included in Substandard loans. Nonperforming assets represented 0.45% of total assets at September 30, 2022, up from 0.40% at December 31, 2021, and down from the 0.75% reported for September 30, 2021. The Company's ratio of nonperforming assets to total assets compares to our peer groups's most recent ratio of 0.38% at June 30, 2022.

Loans are considered modified in a TDR when, due to a borrower’s financial difficulties, the Company makes a concession(s) to the borrower that it would not otherwise consider and the borrower could not obtain elsewhere. These modifications may include, among others, an extension of the term of the loan, and granting a period when interest-only payments can be made, with the principal payments made over the remaining term of the loan or at maturity. TDRs are included in the above table within the following categories: "loans 90 days past due and accruing", "nonaccrual loans", or "troubled debt restructurings not included above". Loans in the latter category include loans that meet the definition of a TDR but are performing in accordance with the modified terms and therefore classified as accruing loans. At September 30, 2022, the Company had $6.6 million in TDRs, and of that total $1.9 million was reported as nonaccrual and $4.7 million was considered performing and included in the table above.

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

The ratio of the allowance to nonperforming loans and leases (loans past due 90 days and accruing, nonaccrual loans and restructured troubled debt) was 128.27% at September 30, 2022, compared to 137.51% at December 31, 2021, and 76.15% at September 30, 2021. The Company’s nonperforming loans and leases are mostly made up of individually evaluated loans with limited exposure or loans that require limited specific reserves due to the level of collateral available with respect to these loans and/or previous charge-offs.

The Company, through its internal loan review function, identified 17 commercial relationships from the loan portfolio totaling $22.9 million at September 30, 2022, that were potential problem loans. At December 31, 2021, the Company had identified 25 relationships totaling $36.5 million that were potential problem loans. Of the 17 relationships at September 30, 2022, that were Substandard, there were 6 relationships that equaled or exceeded $1.0 million, which in aggregate totaled $19.1 million, the largest of which was $4.0 million. The Company continues to monitor these potential problem relationships; however, management cannot predict the extent to which continued weak economic conditions or other factors may further impact borrowers. These loans remain in a performing status due to a variety of factors, including payment history, the value of collateral supporting the credits, and personal or government guarantees. These factors, when considered in the aggregate, give management reason to believe that the current risk exposure on these loans does not warrant accounting for these loans as nonperforming. However, these loans do exhibit certain risk factors, which have the potential to cause them to become nonperforming. Accordingly, management's attention is focused on these credits, which are reviewed on at least a quarterly basis.

Capital
Total equity was $573.0 million at September 30, 2022, a decrease of $156.0 million or 21.4% from December 31, 2021. The decrease was the result of an increase in unrealized losses on the available-for-sale portfolio from $14.6 million at year-end 2021 to $203.2 million at September 30, 2022, as a result of the increase in market interest rates in 2022. The decrease was partially offset by an increase in retained earnings.

Additional paid-in capital decreased by $9.1 million, from $312.5 million at December 31, 2021, to $303.4 million at September 30, 2022. The decrease was primarily attributable to a $15.4 million aggregate purchase price related to the Company's repurchase and retirement of 197,979 shares of its common stock during the first nine months of 2022 pursuant to its publicly announced stock repurchase plan; partially offset by $2.9 million related shares issued for the employee stock ownership program and $3.1 million attributed to stock-based compensation.

Retained earnings increased by $40.6 million or 8.5% from $475.3 million at December 31, 2021, to $515.9 million at September 30, 2022, mainly reflecting net income of $65.5 million for the year-to-date period, less dividends of $24.9 million.

Accumulated other comprehensive loss increased from a net loss of $56.0 million at December 31, 2021, to a net loss of $243.2 million at September 30, 2022, reflecting a $188.7 million increase in unrealized losses on available-for-sale debt securities mainly due to changes in market rates, partially offset by a $1.4 million decrease related to post-retirement benefit plan losses.

Cash dividends paid in the first nine months of 2022 totaled approximately $24.9 million or $1.71 per common share, representing 38.0% of year to date 2022 earnings through September 30, 2022, compared to cash dividends of $24.1 million or $1.62 per common share paid in the first nine months of 2021. Cash dividends per share during the first nine months of 2022 were up 5.6% over the same period in 2021.

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

The following table provides a summary of the Company’s capital ratios as of September 30, 2022:

Regulatory Capital Analysis
September 30, 2022	Actual		Minimum Capital Required - Basel III Fully Phased-In		Well Capitalized Requirement
(dollar amounts in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk weighted assets)	$769,165	14.26%	$566,543	10.50%	$539,564	10.00%
Tier 1 Capital (to risk weighted assets)	$720,136	13.35%	$458,630	8.50%	$431,652	8.00%
Tier 1 Common Equity (to risk weighted assets)	$720,136	13.35%	$377,695	7.00%	$350,717	6.50%
Tier 1 Capital (to average assets)	$720,136	9.14%	$315,268	4.00%	$394,085	5.00%

As of September 30, 2022, the Company’s capital ratios exceeded the minimum required capital ratios plus the fully phased-in capital conservation buffer, and the minimum required capital ratios for well capitalized institutions. The capital levels required to be considered well capitalized, presented in the above table, are based upon prompt corrective action regulations, as amended to reflect the changes under Basel III Capital Rules.

Total capital as a percent of risk weighted assets increased to 14.3% at September 30, 2022, compared with 14.2% as of December 31, 2021. Tier 1 capital as a percent of risk weighted assets increased from 13.3% at the end of 2021 to 13.4% as of September 30, 2022. Tier 1 capital as a percent of average assets was 9.1% at September 30, 2022, up from 8.7% as of December 31, 2021. Common equity Tier 1 capital was 13.4% at the end of the third quarter of 2022, up from 13.3% at the end of 2021.

As of September 30, 2022, the capital ratios for the Company’s subsidiary bank also exceeded the minimum required capital ratios for well capitalized institutions, plus the fully phased-in capital conservation buffer.

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

Deposits and Other Liabilities
Total deposits of $6.9 billion at September 30, 2022 were up $145.3 million or 2.1% from December 31, 2021. The increase from year-end 2021 was primarily in noninterest bearing deposits up $124.6 million or 5.8% and in checking, money market and savings balances, which collectively were up $60.7 million or 1.5%. These were slightly offset by decreases in time deposits, which were down $40.1 million or 6.3% compared to December 31, 2021.

The most significant source of funding for the Company is core deposits. The Company defines core deposits as total deposits less time deposits of $250,000 or more, brokered deposits, municipal money market deposits, and reciprocal deposit relationships with municipalities. Core deposits grew by $191.0 million or 3.3% from year-end 2021, to $6.0 billion at September 30, 2022. Core deposits represented 86.1% of total deposits at September 30, 2022, compared to 85.1% of total deposits at December 31, 2021.

The Company uses both retail and wholesale repurchase agreements. Retail repurchase agreements are arrangements with local customers of the Company, in which the Company agrees to sell securities to the customer with an agreement to repurchase those securities at a specified later date. Retail repurchase agreements totaled $55.3 million at September 30, 2022, and $66.8 million at December 31, 2021. Management generally views retail repurchase agreements as an alternative to large time deposits.

The Company’s other borrowings totaled $101.0 million at September 30, 2022, down $23.0 million or 18.6% from $124.0 million at December 31, 2021. Borrowings at September 30, 2022 consisted of $41.0 million in overnight FHLB advances and $60.0 million of FHLB term advances, compared to $14.0 million in FHLB overnight advances and $110.0 million of FHLB term advances at year end 2021. Of the $60.0 million in FHLB term advances at September 30, 2022, $20.0 million is due to mature in less than one year and $40.0 million is due to mature in over one year.

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

Core deposits, discussed above under "Deposits and Other Liabilities", are a primary and low cost funding source obtained primarily through the Company’s branch network. In addition to core deposits, the Company uses non-core funding sources to support asset growth. These non-core funding sources include time deposits of $250,000 or more, brokered time deposits, municipal money market deposits, reciprocal deposits, bank borrowings, securities sold under agreements to repurchase and overnight and term advances from the FHLB. Rates and terms are the primary determinants of the mix of these funding sources. Non-core funding sources of $1.1 billion at September 30, 2022 decreased $80.1 million or 6.7% as compared to year-end 2021. Non-core funding sources, as a percentage of total liabilities, were 15.6% at September 30, 2022, compared to 17.0% at December 31, 2021.

Non-core funding sources may require securities to be pledged against the underlying liability. Securities held at fair value were $1.7 billion at September 30, 2022 and $1.4 billion at December 31, 2021, and were either pledged or sold under agreements to repurchase. Pledged securities represented 71.5% of total securities at September 30, 2022, compared to 59.4% of total securities at December 31, 2021.

Cash and cash equivalents totaled $103.6 million as of September 30, 2022 which increased from $63.1 million at December 31, 2021. Short-term investments, consisting of securities due in one year or less, decreased from $77.9 million at December 31, 2021, to $31.9 million on September 30, 2022.

Cash flow from the loan and investment portfolios provides a significant source of liquidity. These assets may have stated maturities in excess of one year, but have monthly principal reductions. Total mortgage-backed securities, at fair value, were $758.9 million at September 30, 2022 compared with $947.7 million at December 31, 2021. Outstanding principal balances of residential mortgage loans, consumer loans, and leases totaled approximately $1.6 billion at September 30, 2022, up $57.9 million or 3.7% compared with year-end 2021. Aggregate amortization from monthly payments on these assets provides significant additional cash flow to the Company.

The Company's liquidity is enhanced by ready access to national and regional wholesale funding sources including Federal funds purchased, repurchase agreements, brokered deposits, and FHLB advances. Through its subsidiary bank, the Company has borrowing relationships with the FHLB and correspondent banks, which provide secured and unsecured borrowing capacity. As members of the FHLB, the Company can use certain unencumbered mortgage-related assets and securities to secure borrowings from the FHLB. At September 30, 2022, the established borrowing capacity with the FHLB was $1.6 billion, with available unencumbered mortgage-related assets of $1.5 billion. Additional assets may also qualify as collateral for FHLB advances, upon approval of the FHLB.

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

ASU No. 2020-04, "Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting." The amendments in this update provide optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. It provides optional expedients and exceptions for applying U.S. generally accepted accounting principles to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments in this update are effective for all entities as of

March 12, 2020 through December 31, 2022. The Company does not expect the adoption of this standard to have a material impact on our consolidated financial statements.

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

ASU 2022-02, "Financial Instruments - Credit Losses (Topic 326)" ("ASU 2022-02") eliminates the guidance on troubled debt restructurings and requires entities to evaluate all loan modifications to determine if they result in a new loan or a continuation of the existing loan. ASU 2022-02 also requires that entities disclose current-period gross charge-offs by year of origination for loans and leases. ASU 2022-02 is effective January 1, 2023, with early adoption permitted. While the guidance will result in expanded disclosures, the Company does not expect the adoption of this standard to have a material impact on our consolidated financial statements.

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
The Company’s Board of Directors has set a policy that interest rate risk exposure will remain within a range whereby net interest income will not decline by more than 10% in one year as a result of a 100 basis point parallel change in rates. Based upon the simulation analysis performed as of August 31, 2022, a 200 basis point parallel upward change in interest rates over a one-year time frame would result in a one-year decrease in net interest income from the base case of approximately 3.6%, while a 100 basis point parallel decline in interest rates over a one-year period would result in a one year increase in net interest income of 1.0% from the base case. The simulation assumes no balance sheet growth and no management action to address balance sheet mismatches.
The decrease in net interest income in the rising rate scenario is a result of the balance sheet showing a more liability sensitive position over a two year time horizon. As such, in the short-term net interest income is expected to trend below the base assumption, as upward adjustments to rate sensitive deposits and short-term funding outpace increases to asset yields which are concentrated in intermediate to longer-term products. As intermediate and longer-term assets continue to reprice/adjust into higher rate environment and funding costs stabilize, net interest income is expected to trend upwards.

The down 100 rate scenario increases net interest income slightly in the first year based on the Company's assets repricing downward to a lesser degree than the rates on the Company's interest-bearing liabilities, mainly deposits and overnight borrowings. In addition, the model assumes that prepayments accelerate in the down interest rate environment resulting in additional pressure on asset yields as proceeds are reinvested at lower rates.

The most recent simulation of a base case scenario, which assumes interest rates remain unchanged from the date of the simulation, reflects a net interest margin that is increasing slightly over the next 12 to 18 months as assets reprice/adjust into higher rates and funding costs are assumed to remain stabilized.

Although the simulation model is useful in identifying potential exposure to interest rate movements, actual results may differ from those modeled as the repricing, maturity, and prepayment characteristics of financial instruments may change to a different degree than modeled. In addition, the model does not reflect actions that management may employ to manage the Company’s interest rate risk exposure. The Company’s current liquidity profile, capital position, and growth prospects, offer a level of flexibility for management to take actions that could offset some of the negative effects of unfavorable movements in interest rates. Management believes the current exposure to changes in interest rates is not significant in relation to the capital strength of the Company.

In addition to the simulation analysis, management uses an interest rate gap measure. The table below is a Condensed Static Gap Report, which illustrates the anticipated repricing intervals of assets and liabilities as of September 30, 2022. The Company’s one-year net interest rate gap was a negative $520.9 million or 6.70% of total assets at September 30, 2022, compared with a negative $331.5 million or 4.24% of total assets at December 31, 2021. A negative gap position exists when the amount of interest-bearing liabilities maturing or repricing exceeds the amount of interest-earning assets maturing or repricing within a particular time period. This analysis suggests that the Company’s net interest income contains a higher degree of risk in a rising rate environment over the next 12 months. An interest rate gap measure could be affected by external factors such as a rise or decline in interest rates, loan or securities prepayments, and deposit withdrawals.

Condensed Static Gap - September 30, 2022			Repricing Interval
(In thousands)	Total	0-3 months	3-6 months	6-12 months	Cumulative 12 months

Interest-earning assets[1]	$7,624,064	$1,070,326	$298,004	$573,387	$1,941,717
Interest-bearing liabilities	4,832,705	2,159,187	140,327	163,117	2,462,631
Net gap position		$(1,088,861)	$157,677	$410,270	$(520,914)
Net gap position as a percentage of total assets		(14.00)%	2.03%	5.27%	(6.70)%
 1 Balances of available securities are shown at amortized cost

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2022.

Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this Report on Form 10-Q, the Company's disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting
There were no changes in the Company's internal control over financial reporting that occurred during the quarter ended September 30, 2022, that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings
The Company is subject to various claims and legal actions that arise in the ordinary course of conducting business. As of September 30, 2022, management, after consultation with legal counsel, does not anticipate that the aggregate ultimate liability arising out of litigation pending or threatened against the Company or its subsidiaries will be material to the Company's consolidated financial position. On at least a quarterly basis, the Company assesses its liabilities and contingencies in connection with such legal proceedings. Although the Company does not believe that the outcome of pending litigation will be material to the Company's consolidated financial position, it cannot rule out the possibility that such outcomes will be material to the consolidated results of operations for a particular reporting period in the future.

Item 1A. Risk Factors

There have been no material changes in the risk factors previously disclosed under Item 1A. of the Company’s Annual Report on Form 10-K, for the fiscal year ended December 31, 2021.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
	(a)	(b)	(c)	(d)
July 1, 2022 through July 31, 2022	15,220	$71.67	12,958	175,042
August 1, 2022 through August 31, 2022	3,536	73.21	2,437	172,605
September 1, 2022 through September 30, 2022	3,034	72.09	2,787	169,818
Total	21,790	$71.98	18,182	169,818

Included in the table above are 2,262 shares purchased in July 2022, at an average cost of $72.94, and 652 shares purchased in August 2022, at an average cost of $78.11, by the trustee of the rabbi trust established by the Company under the Company’s Stock Retainer Plan For Eligible Directors of Tompkins Financial Corporation and Participating Subsidiaries, which were part of the director deferred compensation under that plan. In addition, the table includes 447 shares delivered to the Company in August 2022 in addition to 247 shares in September at an average cost of $72.73 and 76.23, respectively to satisfy mandatory tax withholding requirements upon vesting of restricted stock under the Company's 2009 and 2019 Equity Plans.

On October 22, 2021, the Company’s Board of Directors authorized a share repurchase plan (the "2021 Repurchase Plan") for the repurchase of up to 400,000 shares of the Company’s common stock over the 24 months following adoption of the 2021 Repurchase Plan. Shares may be repurchased from time to time under the 2021 Repurchase Plan in open market transactions at prevailing market prices, in privately negotiated transactions, or by other means in accordance with federal securities laws, and the repurchase program may be suspended, modified or terminated by the Board of Directors at any time for any reason. Under the 2021 Repurchase Plan, the Company had repurchased 230,182 shares through September 30, 2022, at an average cost of $78.31.

Recent Sales of Unregistered Securities

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

Effective November 9, 2022, the Compensation Committee of the Tompkins Financial Board of Directors adopted performance-based restricted stock units as a component of its 2022 executive compensation program, in which each Named Executive Officer participates. Previously, performance-based restricted stock replaced a portion of time-vested restricted stock in grants to our President & Chief Executive Officer, and to our Executive Vice President, Chief Financial Officer & Chief Operating Officer. Beginning in 2022, all of our Named Executive Officers will now receive a portion of their equity award as performance-based restricted stock, and a portion as time-vested restricted stock (vesting over a 5-year period). The performance-based restricted stock units will vest over a three-year performance period, and recipients will have the opportunity to earn an amount in excess of the target number of performance-based restricted stock units for achievement of enhanced performance goals. Payout can range from 0-170% of the target amount depending on the performance level achieved and recipient's position within the organization.

Item 6.     Exhibits

EXHIBIT INDEX

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of the Company, incorporated herein by reference to Exhibit 3(i) to the Company’s Form 10-Q, filed with the Commission on August 11, 2008.
3.2	Second Amended and Restated Bylaws of the Company, incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the Commission on January 31, 2011.
10.1	Form of Performance Share Award Agreement - 2019 Equity Incentive Plan.
31.1	Certification of Principal Executive Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of Principal Financial Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
32.1	Certification of Principal Certification of Principal Executive Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, 18 U.S.C. Section 1350.C. Section 1350
32.2	Certification of Principal Financial Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, 18 U.S.C. Section 1350
101 INS**	The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document
101 SCH**	Inline XBRL Taxonomy Extension Schema Document
101 CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101 DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document
101 LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document
101 PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the interactive date file because its XBRL tags are embedded with the inline XBRL document.
** Attached as Exhibit 101 to this report are the following formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Condition as of September 30, 2022 and December 31, 2021; (ii) Consolidated Statements of Income for the three and nine months ended September 30, 2022 and 2021; (iii) Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2022 and 2021; (iv) Consolidated Statements of Cash Flows for the nine months ended September 30, 2022 and 2021; (v) Consolidated Statements of Changes in Shareholders' Equity for the three and nine months ended September 30, 2022 and 2021; and (vi Notes to Unaudited Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 07, 2022

TOMPKINS FINANCIAL CORPORATION

By:	/s/ Stephen S. Romaine
Stephen S. Romaine
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Francis M. Fetsko
Francis M. Fetsko
Executive Vice President, Chief Financial Officer, and Chief Operating Officer
(Principal Financial Officer)
(Principal Accounting Officer)