Form 10-K
period 2022-12-31
TOMPKINS FINANCIAL CORP
filed 2023-03-01
CIK 1005817

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b))by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issue financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recover analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). [ ]*
*Per SEC guidance, this blank checkbox is included on this cover page but no disclosure with respect thereto shall be made until the adoption and effectiveness of related stock exchange listing standards.
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒.
The aggregate market value of the registrant’s common stock held by non-affiliates was $845.9 million on June 30, 2022, based on the closing sales price of a share of the registrant’s common stock, $.10 par value (the "Common Stock"), as reported on the NYSE American, on such date.
The number of shares of the registrant’s Common Stock outstanding as of February 14, 2023, was 14,520,318 shares.

DOCUMENTS INCORPORATED BY REFERENCE
 Portions of the registrant’s definitive Proxy Statement relating to its 2023 Annual Meeting of stockholders, to be held on May 9, 2023, are incorporated by reference into Part III of this Form 10-K where indicated.

TOMPKINS FINANCIAL CORPORATION

Annual Report on Form 10-K
For the Fiscal Year Ended December 31, 2022

PART I

Item 1. Business

The disclosures set forth in this Item 1. Business are qualified by the section captioned "Forward-Looking Statements" in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Report and other cautionary statements set forth elsewhere in this Report.

General

Tompkins Financial Corporation ("Tompkins" or the "Company") is headquartered in Ithaca, New York and is registered as a financial holding company with the Federal Reserve Board under the Bank Holding Company Act of 1956, as amended. The Company is a locally oriented, community-based financial services organization that offers a full array of products and services, including commercial and consumer banking, leasing, trust and investment management, financial planning and wealth management, and insurance services. Effective January 1, 2022, the Company's four wholly-owned banking subsidiaries were combined into one bank, with the Bank of of Castile, Mahopac Bank, and VIST Bank merging with and into Tompkins Trust Company (the "Trust Company" or the "Bank") with the Trust Company as the surviving institution. Immediately following the merger, the Trust Company changed its name to Tompkins Community Bank. At December 31, 2022, the Company had one wholly-owned banking subsidiary, Tompkins Community Bank. Banking services consist primarily of attracting deposits from the areas served by Tompkins Community Bank's 60 banking offices (41 offices in New York and 19 offices in Pennsylvania), and using those deposits to originate a variety of commercial loans, agricultural loans, consumer loans, real estate loans, and leases in those same areas. The Company has a wholly-owned insurance agency subsidiary, Tompkins Insurance Agencies, Inc. ("Tompkins Insurance"). Tompkins Community Bank provides a full array of wealth management services under the Tompkins Financial Advisors brand, including investment management, trust and estate, financial and tax planning services. The Company’s principal offices are located at 118 E. Seneca St., P.O. Box 460, Ithaca, New York, 14850, and its telephone number is (888) 503-5753. The Company’s common stock is traded on the NYSE American under the symbol "TMP."

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

The Company also has defined strategic initiatives around digital delivery of services to meet the changing needs of client expectations, while maintaining our commitment to excellence in the delivery of personal service when self-serve options are unable to meet the needs of our clients. Our strategy includes a focus on building a scalable foundation based on a continuous improvement approach necessary for our long term success. This foundation includes investments in automation, analytics and security to drive ongoing consistency, efficiency, and security in our operations. We also recognize the need to develop and acquire talent that is well prepared to succeed in our changing industry. Initiatives in this area include a focus on characteristics such as collaboration, innovation and agility, while also promoting and embracing diversity, inclusion and belonging in our workforce.

Narrative Description of Business

The Company has identified three business segments, consisting of banking, insurance and wealth management.

Banking services consist primarily of attracting deposits from the areas served by the Company’s banking subsidiary and using those deposits to originate a variety of commercial loans, agricultural loans, consumer loans, real estate loans, and leases in those same areas. The Company’s lending function is managed within the guidelines of a comprehensive Board of Directors-approved lending policy. Policies and procedures are reviewed on a regular basis. Reporting systems are in place to provide management with ongoing information related to loan production, loan quality, concentrations of credit, loan delinquencies and nonperforming and potential problem loans. The Company has an independent third party loan review process that samples, reviews, and validates the risk identification and assessment made by the lenders and credit personnel. The results of these reviews are presented to the Board of Directors of the Company’s banking subsidiary, and the Company’s Audit and Examining Committee.

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

 Subsidiaries

Tompkins Community Bank
At December 31, 2021, the Company’s subsidiaries included four wholly-owned banking subsidiaries, the Trust Company, The Bank of Castile (DBA Tompkins Bank of Castile), Mahopac Bank (DBA Tompkins Mahopac Bank), and VIST Bank (DBA Tompkins VIST Bank). Effective January 1, 2022, the Company’s four wholly-owned banking subsidiaries were combined into one bank, with The Bank of Castile, Mahopac Bank, and VIST Bank merging with and into the Trust Company with the Trust Company as the surviving institution. Immediately following the merger, the Trust Company changed its name to "Tompkins Community Bank." Tompkins Community Bank operates 60 branches, 41 branches in New York, and 19 located in Pennsylvania. Tompkins has operated in Ithaca, New York and surrounding communities since 1836.

Tompkins Community Bank provides wealth management services through Tompkins Financial Advisors, a division of Tompkins Community Bank. As of December 31, 2022, Tompkins Community Bank had consolidated total assets of $7.6 billion, consolidated total loans of $5.3 billion, and consolidated total deposits of $6.6 billion. A description of markets served by Tompkins Community Bank are included below:

Tompkins Central New York ("CNY")
We operate 12 branches in our CNY market, with the largest market area being Tompkins County, which has a population of approximately 105,000. Education plays a significant role in the Tompkins County economy with Cornell University and Ithaca College being two of the county’s major employers. Tompkins Community Bank has a full-service office in Cortland, New York and a full-service office in Auburn, New York. Both of these offices are located in counties contiguous to Tompkins County. Tompkins Community Bank also has a full service branch in Fayetteville, New York which is located in Onondaga County.

Tompkins Western New York ("WNY")
We operate 16 banking offices in our WNY market, in towns situated in and around the areas commonly known as the Genesee Valley region of New York State. The main business office for WNY is located in Batavia, New York and is shared with Tompkins Insurance. Our WNY market is a six-county market, much of which is rural in nature, but also includes Monroe County (population approximately 755,000), where the city of Rochester is located, and Erie County (population approximately 951,000) located near Buffalo, New York. The population of the counties in our WNY market, other than Monroe and Erie, is approximately 200,000.

Tompkins Hudson Valley New York ("HV")
We operate 13 banking offices in our HV market. The 13 banking offices include 5 full-service offices in Putnam County, New York, 3 full-service offices in Dutchess County, New York, and 5 full-service offices in Westchester County, New York. Putnam County has a population of approximately 98,000 and is about 60 miles north of Manhattan. Dutchess County has a population of approximately 297,000, and Westchester County has a population of approximately 998,000.

Tompkins Pennsylvania ("PA")
PA operates 19 banking offices in Pennsylvania, including one limited-service office. The 19 banking offices include 12 offices in Berks County, 4 offices in Montgomery County, 1 office in Philadelphia County, 1 office in Delaware County and 1 office in Schuylkill County. The population of the counties served by PA is Philadelphia: 1.6 million, Montgomery: 861,000, Delaware: 574,000, Berks: 429,000 and Schuylkill: 143,000. The main office is located in Wyomissing, Pennsylvania.
Tompkins Insurance Agencies, Inc.
Tompkins Insurance is headquartered in Batavia, New York. Insurance services include property and casualty insurance, employee benefit consulting, and life, long-term care and disability insurance. Over the years, Tompkins Insurance has acquired smaller insurance agencies in the market areas served by Tompkins Community Bank and successfully consolidated them into Tompkins Insurance. Tompkins Insurance offers services to customers of the Tompkins Community Bank by sharing offices within Western New York, Central New York and Pennsylvania. In addition to these shared offices, Tompkins Insurance has five stand-alone offices in Western New York, and 1 located in Tompkins County.

Competition

Competition for commercial banking and other financial services is strong in the Company’s market areas. In one or more aspects of its business, Tompkins Community Bank competes with other commercial banks, savings and loan associations, credit unions, finance companies, internet-based financial services companies, mutual funds, insurance companies, brokerage and investment banking companies, and other financial intermediaries. Some of these competitors have substantially greater resources and lending capabilities and may offer services that the Company does not currently provide. In addition, many of the Company’s non-bank competitors are not subject to the same extensive State and Federal regulations that govern financial holding companies and Federally-insured banks.

Competition among financial institutions is based upon interest rates offered on deposit accounts, interest rates charged on loans and other credit and service charges, the quality and scope of the services rendered, the convenience of facilities and services, and, in the case of loans to commercial borrowers, relative lending limits. Management believes that a community-based financial organization is better positioned to establish personalized financial relationships with both commercial customers and individual households. The Company’s community commitment and involvement in its primary market areas, as well as its commitment to quality and personalized financial services, are factors that contribute to the Company’s competitiveness. Management believes that Tompkins Community Bank can compete successfully in its primary market areas by making prudent lending decisions quickly and more efficiently than its competitors, without compromising asset quality or profitability. In addition, the Company focuses on providing unparalleled customer service, which includes offering a strong suite of products and services, including products that are accessible to our customers through digital channels. Although management feels that this business model has caused the Company to grow its customer base in recent years and allows it to compete effectively in the markets it serves, we cannot assure you that such factors will result in future success.
Supervision and Regulation

Regulatory Agencies
As a registered financial holding company, the Company is regulated under the Bank Holding Company Act of 1956 as amended ("BHC Act"), and is subject to examination and comprehensive regulation by the Federal Reserve Board ("FRB"). The Company is also subject to the jurisdiction of the Securities and Exchange Commission ("SEC") and is subject to disclosure and regulatory requirements under the Securities Act of 1933, as amended (the "Securities Act"), and the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The Company's activities, or those of its subsidiary bank, Tompkins Community Bank, are also subject to regulation under the Federal Reserve Act, the Federal Deposit Insurance Act, the Dodd-Frank Act, the Truth-in-Lending Act (which governs disclosures of credit terms to consumer borrowers), the Truth-in-Savings Act, the Equal Credit Opportunity Act, the Fair Credit Reporting Act (which governs the manner in which consumer debts may be collected by collection agencies), the Home Mortgage Disclosure Act (which requires financial institutions to provide certain information about home mortgage and refinanced loans), the Servicemembers Civil Relief Act, Section 5 of the Federal Trade Commission Act (which prohibits unfair or deceptive acts and practices in or affecting commerce), the Real Estate Settlement Procedures Act, and the Electronic Funds Transfer Act, as well as other federal, state and local laws. The Company’s common stock is traded on the NYSE American under the Symbol "TMP" and as a result the Company is subject to the rules of the NYSE American for listed companies.

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

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the "Dodd-Frank Act") by way of example, contains a comprehensive set of provisions designed to govern the practices and oversight of financial institutions and other participants in the financial markets. The Dodd-Frank Act made extensive changes in the regulation of financial institutions and their holding companies. Some of the changes brought about by the Dodd-Frank Act were modified by the Economic Growth, Regulatory Relief, and Consumer Protection Act of 2018 (the "Regulatory Relief Act"), signed into law on May 24, 2018.

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

Volcker Rule
The Dodd-Frank Act required the federal financial regulatory agencies to adopt rules that prohibit banks and their affiliates from engaging in proprietary trading and investing in certain covered funds. The statutory provision is commonly called the "Volcker Rule," and is not applicable to depository institutions and their holding companies whose total assets do not exceed $10 billion. As of December 31, 2022, the Company's total assets on a consolidated basis did not exceed $10 billion.

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

If a bank holding company elects to be treated as a financial holding company, as we have, (i) the bank holding company and all of its depository institution subsidiaries must be "well-capitalized" and "well-managed," as defined in the FRB's Regulation Y and (ii) the bank holding company must file a declaration with the FRB that it elects to be a "financial holding company," which we have done. To maintain financial holding company status, a financial holding company and all of its depository institution subsidiaries must be "well capitalized" and "well managed." A depository institution subsidiary is considered to be "well capitalized" if it satisfies the requirements for this status discussed in the section captioned "Capital Adequacy and Prompt Corrective Action," below. A depository institution subsidiary is considered "well managed" if it received a composite rating and management rating of at least "satisfactory" in its most recent examination. A financial holding company’s status will also depend upon it maintaining its status as "well capitalized" and "well managed" under applicable FRB regulations. If a financial holding company ceases to meet these capital and management requirements, the FRB’s regulations provide that the financial holding company must enter into an agreement with the FRB to comply with all applicable capital and management requirements. Until the financial holding company returns to compliance, the FRB may impose limitations or conditions on the conduct of its activities, and the company may not commence any of the broader financial activities permissible for financial holding companies or acquire a company engaged in such financial activities without prior approval of the FRB. If the company does not return to compliance within 180 days, the FRB may require divestiture of the holding company’s depository institutions. Bank holding companies and banks must also be "well-capitalized" and "well-managed" in order to acquire banks located outside their home state.

In order for a financial holding company to commence any new activity permitted by the BHC Act or to acquire a company engaged in any new activity permitted by the BHC Act, each insured depository institution subsidiary of the financial holding company must have received a rating of at least "satisfactory" in its most recent examination under the Community Reinvestment Act ("CRA"). See the section captioned "Community Reinvestment Act", below.

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

Share Repurchases and Dividends
The ability of the Company to pay dividends on or to repurchase its common stock, and the ability of the Bank to pay dividends to the Company, may be restricted due to several factors including: (a) applicable federal and state corporate law and banking codes, (b) covenants contained in our subordinated debentures and borrowing agreements (as applicable), and (c) the regulatory authority of the FRB, the FDIC, and the NYSDFS. Our ability to pay dividends to our stockholders or to repurchase shares of our common stock is subject to the restrictions set forth in applicable corporate laws.

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

The Company's primary source of liquidity is the receipt of cash dividends from Tompkins Community Bank. Various statutes and regulations limit the availability of cash dividends from Tompkins Community Bank and the dividends paid by Tompkins Community Bank are regulated by the NYSDFS and the FDIC under their general supervisory authority as it relates to a bank's capital requirements. Tompkins Community Bank may declare a dividend without the approval of the NYSDFS and FDIC as long as the total dividends declared in a calendar year do not exceed the net income for the current fiscal year, plus the retained net income for the prior two fiscal years.

Transactions with Affiliates and Other Related Parties
Transactions between Tompkins Community Bank and its affiliates are regulated under federal banking law. Subject to certain exceptions set forth in the Federal Reserve Act and its implementing regulations, found at Regulation W, a bank may enter into "covered transactions" with its affiliates if the aggregate amount of the covered transactions with any single affiliate does not exceed 10 percent of the bank's capital stock and surplus or 20 percent of the bank's capital stock and surplus for covered transactions with all affiliates. Covered transactions include, among other things, extension of credit, the investment in securities, the purchase of assets, the acceptance of collateral or the issuance of a guaranty. The Dodd-Frank Act significantly expanded the coverage and scope of the limitations on affiliate transactions within a banking organization. Additionally, most transactions that a bank engages in with an affiliate, including where an affiliate performs a service for the bank, must be on similar terms and conditions as the bank would agree to with a non-affiliate.

Tompkins Community Bank's authority to extend credit to its directors, executive officers and 10% shareholders (collectively, "Reg O Insiders"), as well as to entities controlled by such persons, is governed by the requirements of Sections 22(g) and 22(h) of the Federal Reserve Act and Regulation O as promulgated by the FRB. Among other things, these provisions require that extensions of credit to Reg O Insiders (i) be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than, those prevailing for comparable transactions with persons or entities that are not Reg O Insiders (or their related parties), and that do not involve more than the normal risk of repayment or present other unfavorable features; and (ii) not exceed certain limitations on the amount of credit extended to such persons, individually and in the aggregate, which limits are based, in part, on the amount of the bank’s capital. In addition, extensions of credit in excess of certain limits must be approved by the bank’s board of directors. Additional restrictions apply to extensions of credit to executive officers of Tompkins Community Bank. A similar scope of restrictions on insider transactions is required by Title 3, Part 11 of NYSDFS Banking regulations.

Mergers and Acquisitions
The BHC Act, the Bank Merger Act, the Change in Bank Control Act and other federal and state statutes regulate acquisitions of interests in commercial banks. The BHC Act requires the prior approval of the FRB for the direct or indirect acquisition by a bank holding company of more than 5.0% of the voting shares of a commercial bank or its parent holding company and for a person, other than a bank holding company, to acquire 25% or more of any class of voting securities of a bank or bank holding company. Under the Bank Merger Act, the prior approval of the appropriate bank regulatory agencies is required for a member bank to merge with another bank or purchase the assets or assume the deposits of another bank. In reviewing applications seeking approval of merger and acquisition transactions, the bank regulatory authorities will consider, among other things, the competitive effect and public benefits of the transactions, the capital position of the combined organization, the risks to the stability of the U.S. banking or financial system, the applicant’s performance record under the CRA (see the section captioned "Community Reinvestment Act" included elsewhere in this item) and fair housing laws and the effectiveness of the subject organizations in combating money laundering activities.

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

Under federal regulations, bank holding companies and banks must meet certain risk-based capital requirements. The Basel III final capital framework, among other things, (i) introduces as a new capital measure "Common Equity Tier 1" ("CET1"), (ii) specifies that Tier 1 capital consists of CET1 and "Additional Tier 1 capital" instruments meeting specified requirements, (iii) defines CET1 narrowly by requiring that most adjustments to regulatory capital measures be made to CET1 and not to the other components of capital and (iv) expands the scope of the adjustments as compared to existing regulations. Financial institutions are also required to maintain a minimum "capital conservation buffer" to avoid restrictions on capital distributions such as dividends and equity repurchases and other payments such as discretionary bonuses to executive officers.

The Basel III Capital Rules require Tompkins to maintain (i) a minimum ratio of CET1 to risk-weighted assets of 4.5%, plus a 2.5% capital conservation buffer (resulting in a minimum ratio of CET1 to risk-weighted assets of 7.0%), (ii) a minimum ratio of Tier 1 capital to risk- weighted assets of 6.0%, plus the capital conservation buffer (resulting in a minimum Tier 1 capital ratio of 8.5%), (iii) a minimum ratio of Total capital (that is, Tier 1 plus Tier 2) to risk-weighted assets of 8.0%, plus the capital conservation buffer (resulting in a minimum total capital ratio of 10.5%), and (iv) a minimum leverage ratio of 4.0%, calculated as the ratio of Tier 1 capital to average assets. Banking institutions that fail to meet the effective minimum ratios once the capital conservation buffer is taken into account, as detailed above, will be subject to constraints on capital distributions, including dividends and share repurchases, and certain discretionary executive compensation. The severity of the constraints depends on the amount of the shortfall and the institution’s "eligible retained income" (that is, the greater of (i) net income for the preceding four quarters, net of distributions and associated tax effects not reflected in net income and (ii) average net income over the preceding four quarters).

The Basel III Capital Rules also provide for a "countercyclical capital buffer" that is applicable to only certain covered institutions and is not expected to apply to Tompkins for the foreseeable future.

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

In February 2019, the federal bank regulatory agencies issued a final rule (the "2019 CECL Rule") that revised certain capital regulations to account for changes to credit loss accounting under GAAP. The 2019 CECL Rule included a transition option that allows banking organizations to phase in, over a three-year period, the day-one adverse effects of adopting a new accounting standard related to the measurement of current expected credit losses ("CECL") on their regulatory capital ratios (three-year transition option). In March 2020, the federal bank regulatory agencies issued an interim final rule that maintains the three-year transition option of the 2019 CECL Rule and also provides banking organizations that were required under GAAP (as of January 2020) to implement CECL before the end of 2020 the option to delay for two years an estimate of the effect of CECL on regulatory capital, relative to the incurred loss methodology’s effect on regulatory capital, followed by a three-year transition period (five-year transition option). We elected to adopt the five-year transition option; however at the end of the two year transition period on December 31, 2019, the Company did not maintain a positive modified transition amount and therefore made no adjustment to CET1 for CECL’s impact as prescribed by regulatory rules. For the year ending December 31, 2020, a CECL transitional amount totaling $1.6 million was added back to CET1 as of December 31, 2020. The 2020 CECL transitional amount includes a $2.0 million decrease related to the cumulative effect of adopting CECL and a $3.6 million increase related to the estimated incremental effect of CECL since adoption.

Section 38 of the Federal Deposit Insurance Act ("FDIA") requires federal banking agencies to take "prompt corrective action" ("PCA") should an insured depository institution fail to meet certain capital adequacy standards. If an insured depository institution is classified in one of the undercapitalized categories, it is required to submit a capital restoration plan to the appropriate federal banking agency and the holding company must guarantee the performance of that plan. Based upon its capital levels, a bank that is classified as well- capitalized, adequately capitalized or undercapitalized, may be treated as though it were in the next lower capital category if the appropriate federal banking agency, after notice and opportunity for hearing, determines that an unsafe or unsound condition or an unsafe or unsound practice, warrants such treatment.

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

For further information concerning the regulatory capital requirements, actual capital amounts and the ratios of Tompkins and Tompkins Community Bank, see the discussion in "Note 20 - Regulations and Supervision" in Notes to Consolidated Financial Statements in Part II, "Item 8. Financial Statements and Supplementary Data" of this Report on Form 10-K.

Deposit Insurance
Substantially all of the deposits of Tompkins Community Bank's deposits are insured up to applicable limits by the Deposit Insurance Fund ("DIF") of the FDIC and are subject to deposit insurance assessments to maintain the DIF. The Dodd-Frank Act permanently increased the maximum amount of deposit insurance to $250,000 per deposit category, per depositor, per institution retroactive to January 1, 2008.

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

On June 21, 2022, the FDIC adopted an Amended Restoration Plan and a notice of proposed rulemaking to increase the likelihood that the reserve ratio would be restored to at least 1.35% by September 30, 2028. The Board also approved to increase initial base deposit insurance assessment rate schedules uniformly by 2 basis points, which became effective January 1, 2023 and will be applicable to the first quarterly assessment period of 2023.

Under the FDIA, the FDIC may terminate deposit insurance upon a finding that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC.

FDIC insurance expense totaled $2.8 million, $2.8 million, $2.4 million in 2022, 2021 and 2020, respectively.

Depositor Preference
The FDIA provides that, in the event of the "liquidation or other resolution" of an insured depository institution, such as Tompkins Community Bank, the claims of depositors of the institution, including the claims of the FDIC, as subrogee of the insured depositors, and certain claims for administrative expenses of the FDIC as receiver, will have priority over other general unsecured claims against the institution. If an insured depository institution fails, insured and uninsured depositors, along with the FDIC, will have priority in payment ahead of unsecured, non-deposit creditors, including the parent bank holding company, with respect to any extensions of credit they have made to such insured depository institutions, as well as the shareholders of the parent bank holding company, who are unlikely to recover in the event a bank holding company's sole bank subsidiary fails.

Community Reinvestment Act
The CRA and the regulations issued thereunder are intended to encourage banks to help meet the credit needs of their entire service area, including low and moderate income neighborhoods, consistent with the safe and sound operations of such banks. These regulations also provide for regulatory assessment of a bank’s record in meeting the needs of its service area when considering applications to establish branches, merger applications and applications to acquire the assets and assume the liabilities of another bank. As of December 31, 2022, the Company’s subsidiary bank had a rating of outstanding.

On May 5, 2022, the Federal Reserve Board, FDIC, and OCC announced a joint proposal to strengthen and modernize regulations implementing the Community Reinvestment Act to better achieve the purposes of the law. Building on feedback from stakeholders and research, the agencies accepted public comments on their joint proposal through August 5, 2022. The proposal has the following key elements:

•Expand access to credit, investment, and basic banking services in low-and moderate-income communities. Under the proposal, the agencies would evaluate bank performance across the varied activities they conduct and communities in which they operate so that CRA is a strong and effective tool to address inequities in access to credit. The proposal would promote community engagement and financial inclusion. It would also emphasize smaller-value loans and investments that can have high impact and be more responsive to the needs of LMI communities.
•Adapt to changes in the banking industry, including internet and mobile banking. The proposal would update CRA assessment areas to include activities associated with online and mobile banking, branchless banking, and hybrid models.
•Provide greater clarity, consistency, and transparency. The proposal would adopt a metrics-based approach to CRA evaluations of retail lending and community development financing, which includes public benchmarks, for greater clarity and consistency. It also would clarify eligible CRA activities, such as affordable housing, that are focused on LMI, underserved, and rural communities.
•Tailor CRA evaluations and data collection to bank size and type. The proposal recognizes differences in bank size and business models. It provides that smaller banks would continue to be evaluated under the existing CRA regulatory framework with the option to be evaluated under aspects of the new proposed framework.
•Maintain a unified approach. The proposal reflects a unified approach from the bank regulatory agencies and incorporates extensive feedback from stakeholders.

The rule has not yet been finalized. The Company will continue to evaluate the impact of any changes to the regulations implementing the CRA.

Federal Securities Laws
The common stock of the Company is registered with the SEC under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Therefore, the Company is subject to the reporting, information disclosure, proxy solicitation and other requirements imposed on public companies by the SEC under the Exchange Act. Additionally, Company insiders are subject to security trading limitations and are required to file insider ownership reports with the SEC. The SEC and NYSE American have adopted regulations under the Sarbanes-Oxley Act of 2002 ("Sarbanes-Oxley") and the Dodd-Frank Act that apply to the Company as an exchange-traded, public company, which seek to improve corporate governance, accounting, and reporting requirements, provide enhanced penalties for financial reporting improprieties and improve the reliability of disclosures in SEC filings. For example, the Sarbanes-Oxley requirements include: (1) requirements for audit committees, including independence and financial expertise; (2) certification of financial statements by the chief executive officer and chief financial officer of the reporting company; (3) standards for auditors and regulation of audits; (4) disclosure and reporting requirements for the reporting company and directors and executive officers; and (5) a range of civil and criminal penalties for fraud and other violations of securities laws.

Anti-Money Laundering and the USA Patriot Act
The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 ("USA PATRIOT Act"), the Bank Secrecy Act, the Money Laundering Control Act, and other federal laws, collectively impose obligations on all financial institutions, including the Company, to implement policies, procedures and controls which are reasonably designed to detect and report instances of money laundering and the financing of terrorism. Failure of a financial institution to maintain and implement adequate programs to combat money laundering and terrorist financing, or to comply with all of the relevant laws or regulations, could have serious legal and reputational consequences for the institution, including causing applicable bank regulatory authorities not to approve merger or acquisition transactions when regulatory approval is required or to prohibit such transactions even if approval is not required.

The Anti-Money Laundering Act of 2020 ("AMLA"), which amends the Bank Secrecy Act of 1970 ("BSA"), was enacted in January 2021. The AMLA is intended to be a comprehensive reform and modernization to U.S. bank secrecy and anti-money laundering laws. Among other things, it codifies a risk-based approach to anti-money laundering compliance for financial institutions; requires the development of standards for evaluating technology and internal processes for BSA compliance; and expands enforcement- and investigation-related authority, including increasing available sanctions for certain BSA violations and instituting BSA whistleblower incentives and protections.

Financial Privacy
The Gramm-Leach-Bliley Act of 1999 ("GLBA") requires that financial institutions implement comprehensive written information security programs that include administrative, technical and physical safeguards designed to protect consumer information. Under the GLBA, federal banking regulators adopted rules that limit the ability of banks and other financial institutions to disclose non-public information about consumers to non-affiliated third parties. These limitations require disclosure of privacy policies and certain security breaches to consumers and, in some circumstances, allow consumers to prevent disclosure of certain personal information to a non-affiliated third party. These provisions affect, among other things, how consumer information is transmitted through diversified financial companies and conveyed to outside vendors.

Office of Foreign Assets Control Regulation
The United States has imposed economic sanctions that affect transactions with designated foreign countries, designated nationals and others. These are known as the "OFAC" rules based on their administration by the U.S. Treasury Department Office of Foreign Assets Control ("OFAC"). The OFAC-administered sanctions targeting designated countries take many different forms. Generally, however, they contain one or more of the following elements: (i) restrictions on trade with or investment in a sanctioned country, including prohibitions against direct or indirect imports from and exports to a sanctioned country and prohibitions on "U.S. persons" engaging in financial transactions relating to making investments in, or providing investment-related advice or assistance to, a sanctioned country; and (ii) a blocking of assets in which the government or specially designated nationals of the sanctioned country have an interest, by prohibiting transfers of property subject to a U.S. jurisdiction (including property in the possession or control of U.S. persons). These sanctions that are applicable to countries and individuals also are imposed against some non-governmental organizations, associations, or other criminal networks. Blocked assets (e.g., property and bank deposits) cannot be paid out, withdrawn, set off or transferred in any manner without a license from OFAC. Failure to comply with these sanctions could have serious legal, strategic and reputational consequences, and result in civil money penalties against the Company and Tompkins Community Bank..

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

Additionally, the Dodd-Frank Act established a new Consumer Financial Protection Bureau ("CFPB") with broad powers to supervise and enforce consumer protection laws. The CFPB has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions, including the authority to prohibit "unfair, deceptive or abusive" acts and practices. The CFPB has examination and enforcement authority over all banks and savings institutions with more than $10 billion in assets. Tompkins Community Bank is required to comply with the rules of the CFPB; however, these rules are generally enforced by our primary regulator, the FDIC.

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

In November 2021, the federal banking agencies adopted new rules requiring banking organizations to notify their primary regulator within 36 hours of becoming aware of a "computer-security incident" or a "notification incident." The new rules also require bank service providers to notify their banking organization customers when it becomes aware of similar incidents. Compliance with the new rules was required by May 1, 2022. In accordance with the requirements, Tompkins has included appropriate language reflecting the changes to the notification requirements within related policies, standards, and procedures.

Additionally, the Company must comply with a NYSDFS rule entitled "Cybersecurity Requirements for Financial Services Companies," which became effective March 1, 2017, subject to a phase-in period, concluding in 2019. This NYSDFS rule requires financial services companies, including Tompkins, to maintain a cybersecurity program designed to protect the confidentiality, integrity and availability of the company’s information systems, establish cybersecurity policies and procedures, identify persons responsible for implementing and enforcing the cybersecurity program and cybersecurity policies and procedures, and conduct periodic risk assessments of its information systems. See Item 1A. Risk Factors for a discussion of risks related to cybersecurity.

Incentive Compensation
The Dodd-Frank Act required the federal bank regulatory agencies and the SEC to establish joint regulations or guidelines prohibiting incentive-based payment arrangements at specified regulated entities, such as the Company, having at least $1 billion in total assets that encourage inappropriate risks by providing an executive officer, employee, director or principal shareholder with excessive compensation, fees, or benefits or that could lead to material financial loss to the entity. In addition, these regulators must establish regulations or guidelines requiring enhanced disclosure to regulators of incentive-based compensation arrangements. The agencies proposed such regulations in May 2016, which have not been finalized. If these or other regulations are adopted in a form similar to that initially proposed, they will impose limitations on the manner in which the Company may structure compensation for its executives. Given the uncertainty at this time whether or when a final rule will be adopted, management cannot determine the potential impact on the Company. It should also be noted that, pursuant to the Dodd-Frank Act, the SEC was required to adopt rules requiring national security exchanges to require their listed companies to adopt a "clawback policy." On October 26, 2022, the SEC issued a final rule defining the clawback standards, which require issuers to recover amounts of incentive compensation from current and former executives that were based on erroneously reported financial information, regardless of whether the executive was at fault, and associated reporting and disclosure obligations. Although the national security exchanges are in the process of updating their listing standards to reflect this requirement, Tompkins currently maintains a clawback policy for its executive officers. Once the listing standards are effective, Tompkins will ensure that its existing clawback policy complies with such listing standards, or will make necessary amendments.

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

The FRB reviews, as part of the regular, risk-focused examination process, the incentive compensation arrangements of banking organizations, such as the Company, that are not "large, complex banking organizations." The findings of the supervisory initiatives are included in reports of examination and deficiencies can lead to limitations on the Company’s abilities and even enforcement actions.

The Company is also subject to the NYSDFS rule "Guidance on Incentive Compensation Arrangements," which directs all New York state regulated banks (including the Tompkins Community Bank) to ensure that any employee incentive arrangements do not encourage inappropriate risk-taking or improper sales practices. Under this guidance, incentive compensation based on employee performance indicators may only be paid if the bank has effective risk management, oversight and control systems in place. We believe the Company is compliant with all applicable state and federal regulation regarding incentive compensation

Other Governmental Initiatives
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

Federal, state and local governments have taken a variety of actions in response to the COVID-19 pandemic, including the Coronavirus Aid, Relief and Economic Security Act (the "CARES Act") and the Consolidated Appropriations Act, 2021 ("Appropriations Act") and the rules and regulations promulgated thereunder. Among other impacts on the Company, these actions require lenders to offer loan payment deferrals, forbearance and other relief to certain borrowers (e.g., waiving late payment and other fees), under certain circumstances. These actions also affected the accounting treatment of certain loan modifications made for borrowers experiencing financial hardship as a result of the COVID-19 pandemic in 2020, 2021, and 2022.

Employees and Human Capital
Tompkins culture is underpinned by its core values, including “a commitment to our employees.” As of December 31, 2022, the Company had 1,072 total employees, which included 978 full-time employees and 94 part-time and temporary employees. Of the Company’s total employees, 899 are employed by Tompkins Community Bank, and 173 employees are in our insurance subsidiary (Tompkins Insurance). The Company's entire organization relies on its Shared Services division, which provides administrative and operational support to all of its subsidiaries. Because its Shared Services group is part of Tompkins Community Bank, these employees are included in the bank employee count listed above. No employees are covered by a collective bargaining agreement, and the Company believes its employee relations are excellent.

The Company’s demand for qualified candidates at all levels of its organization grows as the Company’s business grows. While the Company does not formally track time-to-fill, its centralized Talent Acquisition Team is reporting greater challenges in recruiting and retaining talent. The Company is also mindful of macroeconomic factors such as inflation and record low unemployment in all four of its markets, and it routinely undertakes a salary review to confirm that its total compensation is aligned with the market.

A key component of the Company's recruitment and retention strategy is to offer employees at all levels the opportunity to participate in the Company’s success. The Company maintains a robust Profit-Sharing plan for all employees who meet minimum service requirements. As of December 31, 2022, 75% of all employees received a profit-sharing contribution during 2022. The Company also offers incentive and/or equity compensation plans or programs to employees at many levels of the Company and, as of December 31, 2022, 53% of all employees had an opportunity to earn supplemental compensation reflective of their position and overall contributions towards the Company’s strategic objectives. Another important tool in the Company's recruiting and retention strategy was the implementation of a remote or hybrid scheduling option for the majority of team members. Today over half of the Company's employees have taken advantage of this opportunity.

The Company continues to broaden the scope of its talent development initiatives across its geographically diverse footprint in order to sustain a value-driven and growth-oriented environment where employees can perform at their peak and the next generation of leaders are prepared to lead. The Company offers an array of programs including continuing education dedicated to strengthen employee engagement, personal accountability, productivity, and emotional well-being including customized programs, growth-focused coaching sessions, career-path roadmaps, curated learning resources and tuition assistance. The Company provides a blend of in person and virtual learning environments to ensure opportunities are available to all team members across its footprint. The Company also has a robust talent review and succession process. Significant time is spent at the Senior Leadership and Management level identifying and providing development for potential successors.

The Company strives to promote a culture of diversity, inclusion and belonging. The Company's enterprise-wide Diversity, Inclusion & Belonging Action Team focuses on initiatives and events that recognize and engage our employees, and strengthens our employees’ sense of belonging within our organization. The Company's Diversity, Inclusion and Belonging

Change Agent members play an important role in recommending educational opportunities, celebrating cultural events, and serving on a variety of teams that enhance our employee engagement. Local Acorn Community Alliance teams were established in each of the Company's markets to support our external DEI initiatives through their focus on providing Education, Volunteering and Sponsorship opportunities that meet the needs of their local communities.

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

Item 1A. Risk Factors

The Company's success depends on management's ability to identify and manage the risks inherent in its financial services business. These risks include credit risk, market risk, liquidity risk, operational risk, model risk, compliance and legal risk, and strategic and reputation risk. We list below the material risks we face. Any of these risks could result in a material adverse impact on the Company's business, operating results, financial condition, liquidity, and cash flow, or may cause the Company's results to vary materially from recent results, or from the results implied by any forward-looking statements made by the Company.

Risks Related to the Company’s Business

The Company is subject to increased business risk because the Company has a significant concentration of commercial real estate and commercial business loans, repayment of which is often dependent on the cash flows of the borrower.
The Company offers different types of commercial loans to a variety of businesses, and we believe commercial loans will continue to comprise a significant concentration of our loan portfolio in 2023 and beyond. Real estate lending is generally considered to be collateral-based lending with loan amounts based on predetermined loan-to-collateral values. As such, declines in real estate valuations in the Company’s market area would lower the value of the collateral securing these loans. Additionally, the Company has experienced, and expects to continue experiencing, increased competition in commercial real estate lending. This increased competition may inhibit the Company's ability to generate additional commercial real estate loans or maintain its current inventory of commercial real estate loans. The Company’s commercial business loans are made based primarily on the cash flow and creditworthiness of the borrower and secondarily on the underlying collateral provided by the borrower, with liquidation of the underlying real estate collateral being viewed as the primary source of repayment in the event of borrower default. The borrowers’ cash flow may be difficult to predict, and collateral securing these loans may fluctuate in value. Although commercial business loans are often collateralized by equipment, inventory, accounts receivable, or other business assets, the liquidation of collateral in the event of default is often an insufficient source of repayment. As of December 31, 2022, commercial and commercial real estate loans totaled $3.6 billion or 69.2% of total loans.

The Company’s agricultural loans are often dependent upon the health of the agricultural industry in the location of the borrower, and the ability of the borrower to repay may be affected by many factors outside of the borrower’s control.
As part of the Company’s commercial business lending activities, the Company originates agricultural loans, consisting of agricultural real estate loans and agricultural operating loans. As of December 31, 2022, $300.0 million or 5.7% of the Company’s total loan portfolio consisted of agriculturally-related loans, including $215.0 million in agricultural real estate loans and $85.1 million in agricultural operating loans. Payments on agricultural loans are dependent on the profitable operation or management of the related farm property. The success of the farm may be affected by many factors outside the control of the borrower, including adverse weather conditions that prevent the planting of a crop or limit crop yields (such as hail, drought and floods), loss of livestock due to disease or other factors, declines in market prices for agricultural products and the impact of governmental regulations and subsidies (including changes in price supports and environmental regulations). Many farms are dependent upon a limited number of key individuals whose injury or death may significantly affect the successful operation of the farm. If the cash flow from a farming operation is diminished, the borrower’s ability to repay the loan may be impaired. While agricultural operating loans are generally secured by a blanket lien on the farm’s operating assets, any repossessed collateral in respect of a defaulted loan may not provide an adequate source of repayment of the outstanding balance.

Additionally, the profitable operation or management of the related farm properties, and the value thereof, is impacted by changes in U.S. government trade policies. In 2020, 2021, and 2022, the U.S. government implemented tariffs on certain products, and certain countries or entities, such as Mexico, Canada, China and the European Union, have issued or continue to threaten retaliatory tariffs against products from the United States, including agricultural products. Tariffs, retaliatory tariffs or other trade restrictions on products and materials that farm properties related to our agriculturally-related loans import or export could cause the costs of such farm operations and management to increase, the price of products from such farm operations to increase, demand for such products to decrease and the margins on such products to decrease. Such potential adverse effects on related farm property operations and management could reduce the related farm properties’ revenues, financial results and ability to service debt, which, in turn, could adversely affect our financial condition and results of operations. In addition, to the extent changes in the political environment have a negative impact on us or on the markets in which we operate, our business, results of operations and financial condition could be materially and adversely impacted in the future.

Declines in asset values may result in impairment charges and may adversely affect the value of the Company’s results of operations, financial condition and cash flows.
A majority of the Company’s investment portfolio is comprised of securities which are collateralized by residential mortgages. These residential mortgage-backed securities include securities of U.S. government agencies, U.S. government-sponsored entities, and private-label collateralized mortgage obligations. The Company’s securities portfolio also includes obligations of U.S. government-sponsored entities, obligations of states and political subdivisions thereof, U.S. corporate debt securities and equity securities. A more detailed discussion of the investment portfolio, including types of securities held, the carrying and fair values, and contractual maturities, is provided in the Notes to Consolidated Financial Statements in Part II, Item 8 of this Report. Gains or losses on these instruments may have a direct impact on the results of operations, including higher or lower income and earnings, unless we adequately hedge our positions. The fair value of investments may be affected by factors other than the underlying performance of the issuer or composition of the obligations themselves, such as rating downgrades, adverse changes in the business climate, a lack of liquidity for resale of certain investment securities and changes in interest rates. For example, decreases in interest rates and increases in mortgage prepayment speeds, which are influenced by interest rates and other factors, could adversely impact the value of our securities collateralized by residential mortgages, causing a significant acceleration of purchase premium amortization on our mortgage portfolio because a decline in long-term interest rates shortens the expected lives of the securities. Conversely, increases in interest rates may result in a decrease in residential mortgage loan originations and mortgage prepayment speeds, directly impacting the value of these securities collateralized by residential mortgages. Management evaluates investment securities for expected credit losses impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Any impairment that is not credit related is recognized in other comprehensive income (loss), net of applicable taxes. Credit-related impairment is recognized as an allowance for credit losses on the Statement of Condition, limited to the amount by which the amortized cost basis exceeds the fair value, with a corresponding adjustment to earnings.

A decline in the value of our goodwill and other intangible assets could adversely affect our financial condition and results of operations.
As of December 31, 2022, the Company had $95.3 million of goodwill and other intangible assets. The Company is required to test its goodwill and intangible assets for impairment on a periodic basis. A significant decline in the Company’s expected future cash flows, a significant adverse change in business climate, slower growth rates or a significant and sustained decline in the price of the Company’s common stock, may necessitate our taking charges in the future related to the impairment of the Company’s goodwill and intangible assets. If we make an impairment determination in a future reporting period, the Company’s earnings and the book value of these intangible assets would be reduced by the amount of the impairment. Further, a goodwill impairment charge could significantly restrict the ability of our banking subsidiary to make dividend payments to us without prior regulatory approval, which could have a material adverse effect on our financial condition and results of operations.

The Company may be adversely affected by the soundness of other financial institutions.

Financial services institutions are interrelated as a result of trading, clearing, counterparty or other relationships. The Company has exposure to many different industries and counterparties, and routinely executes transactions with counterparties in the financial services industry. The most important counterparty for the Company, in terms of liquidity, is the Federal Home Loan Bank of New York ("FHLBNY"). The Company uses FHLBNY as its primary source of overnight funds and also has long-term advances and repurchase agreements with FHLBNY. The Company has placed sufficient collateral in the form of commercial and residential real estate loans at FHLBNY. In addition, the Company is required to hold stock in FHLBNY. The amount of borrowed funds and repurchase agreements with the FHLBNY, and the amount of FHLBNY stock held by the Company, at its most recent fiscal year-end are discussed in Part II, Item 8 of this Report on Form 10-K.

There are 11 branches of the FHLB, including New York. The FHLBNY severally liable along with the other FHLBs for the consolidated obligations issued on behalf of the FHLBs through the Office of Finance. Dividends on, redemption of, or repurchase of shares of the FHLBNY’s capital stock cannot occur unless the principal and interest due on all consolidated obligations have been paid in full. If another FHLB were to default on its obligation to pay principal or interest on any consolidated obligations, the Federal Home Loan Finance Agency (the "Finance Agency") may allocate the outstanding liability among one or more of the remaining Federal Home Loan Banks on a pro rata basis or on any other basis the Finance Agency may determine. As a result, the FHLBNY’s ability to pay dividends on, to redeem, or to repurchase shares of capital stock could be affected by the financial condition of one or more of the other Federal Home Loan Banks. Any such adverse effects on the FHLBNY could adversely affect our liquidity, the value of our investment in FHLBNY common stock, and could negatively impact our results of operations.

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

The Company's business is concentrated in and largely dependent upon the continued growth and welfare of the general geographic markets in which we operate.

The Company's operations are heavily concentrated in the New York State and, to a lesser extent, Pennsylvania and, as a result, the Company's financial condition, results of operations and cash flows are significantly impacted by changes in the economic conditions in those areas. Therefore, the Company’s financial performance generally, and in particular, the ability of borrowers to pay interest on and repay the principal of outstanding loans and the value of collateral securing these loans, is highly dependent upon the business environment in the markets where the Company operates, particularly New York State and Pennsylvania. The Company's success depends to a significant extent upon the business activity, population, income levels, deposits and real estate activity in these markets. Although the Company's clients’ business and financial interests may extend well beyond these markets, adverse economic conditions that affect these markets could disproportionately reduce the Company's growth rate, affect the ability of the Company's clients to repay their loans to the Company, affect the value of collateral underlying loans and generally affect the Company's financial condition and results of operations. Because of the Company's geographic concentration, we are less able than other regional or national financial institutions to diversify our credit risks across multiple markets. For additional information on the Company's market area, see Part I, Item 1, "Business" of this Report on Form 10-K.

The Company's insurance agency subsidiary’s commission revenues are based on premiums set by insurers and any decreases in these premium rates could adversely affect its operations and revenues.

The Company's insurance agency subsidiary, Tompkins Insurance, derives the bulk of its revenue from commissions paid by insurance underwriters on the sale of insurance products to clients. Tompkins Insurance does not determine the insurance premiums on which its commissions are based. Insurance premiums are cyclical in nature and may vary widely based on market conditions. As a result, insurance brokerage revenues and profitability can be volatile. Revenue from insurance commissions and fees could be negatively affected by fluctuations in insurance premiums and other factors beyond the Company’s control, including changes in laws and regulations impacting the healthcare and insurance markets. In addition, there have been and may continue to be various trends in the insurance industry toward alternative insurance markets including, among other things, increased use of self-insurance, captives, and risk retention groups. Even if Tompkins Insurance is able to participate in these activities, it is unlikely to realize revenues and profitability as favorable as those realized from our traditional brokerage activities. The Company cannot predict the timing or extent of future changes in premiums and thus commissions. As a result, the Company cannot predict the effect that future premium rates will have on its operations. Decreases in premium rates could adversely affect its operations and revenues.

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

The Company's funding sources may prove insufficient to replace deposits and support future growth.

The Company must maintain sufficient cash flow and liquid assets to satisfy current and future financial obligations, including demand for loans and deposit withdrawals, funding operating costs, and for other corporate purposes. As a part of our liquidity management, we use a number of funding sources in addition to core deposit growth and repayments and maturities of loans and investments. As we continue to grow, we are likely to become more dependent on these sources, which may include various short-term and long-term wholesale borrowings, including Federal funds purchased and securities sold under agreements to repurchase, brokered certificates of deposit, proceeds from the sale of loans, and borrowings from the FHLBNY and others. We also maintain available lines of credit with the FHLBNY that are secured by loans. Adverse operating results or changes in industry conditions could make it difficult or impossible for us to access these additional funding sources and could make our existing funds more volatile. Our financial flexibility could be materially constrained if we are unable to maintain access to funding or if adequate financing is not available to accommodate future growth at acceptable interest rates. If we are required to rely more heavily on more expensive funding sources to support future growth, our revenues may not increase proportionately to cover our costs. In that case, our operating margins and profitability would be adversely affected. Further, the volatility inherent in some of these funding sources, particularly including brokered deposits, may increase our exposure to liquidity risk. Any interruption in these sources of liquidity when needed could adversely affect our results of operations, financial condition, cash flow or regulatory capital levels. In addition, reduced liquidity could result from circumstances beyond our control, such as general market disruptions or operational problems that affect us or third parties. Management’s efforts to closely monitor our liquidity position for compliance with internal policies may not be successful or sufficient to deal with dramatic or unanticipated reductions in liquidity.

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

The Company is subject to extensive state and federal laws and regulations, supervision and legislation that affect how it conducts its business. The majority of these laws and regulations are for the protection of consumers, depositors and the deposit insurance funds. The regulations influence such things as the Company’s lending practices, capital structure, investment practices, and dividend policy. The Dodd-Frank Act, which established the CFPB, and enacted other reforms, has had, and will continue to have, a significant effect on the entire financial services industry. Compliance with these regulations and other initiatives negatively impacts revenue and increases the cost of doing business on an ongoing basis. New regulatory requirements or changes to existing requirements could necessitate changes to the Company’s businesses, result in increased compliance costs and affect the profitability of such businesses. Refer to "Supervision and Regulation" in Part I, Item 1 - "Business" of this Report on Form 10‑K for additional information on material laws and regulations impacting the Company’s business.

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

The Company owns various properties used in the operation of its business. In addition, from time to time, the Company forecloses on properties or may be deemed to become involved in the management of its borrowers’ properties. The Company could be subject to environmental liabilities imposed by applicable federal and state laws with respect to any of these properties. For example, we may be held liable to a government entity or to third parties for property damage, personal injury, investigation and clean-up costs incurred by these parties in connection with environmental contamination, or may be required to clean up hazardous or toxic substances, or chemical releases, at a property, or may be subject to common law claims by third parties for damages and costs resulting from environmental contamination emanating from the property. Additionally, a significant portion of our loan portfolio at December 31, 2022 was secured by real estate and, if the real estate securing our assets is subject to environmental liability, our collateral position may be substantially weakened. Any such environmental liabilities imposed on the Company could have a material adverse impact on the Company's financial condition or results of operations.

The Company may be exposed to regulatory sanctions or liability if we do not timely detect and report money laundering or other illegal activities.

We are required to comply with anti-money laundering and anti-terrorism laws. These laws and regulations require us, among things, to enact policies and procedures to confirm the identity of our customers, and to report suspicious transactions to regulatory agencies. These laws and regulations are complex and require costly, sophisticated monitoring systems and qualified personnel. The policies and procedures that we have adopted in order to detect and prevent such illegal transactions may not be successful in eliminating all instances of such transactions. To the extent we fail to fully comply with applicable laws and regulations, we face the possibility of fines or other penalties, such as restrictions on our business activities, and we may also suffer reputational harm, all of which could have a material adverse effect on our business, results of operations and financial condition. Refer to "Supervision and Regulation" in Part I, Item 1 - "Business" of this Report on Form 10‑K for additional information on anti-money laundering and anti-terrorism laws impacting the Company’s business.

We will be subject to heightened regulatory requirements if we exceed $10 billion in total consolidated assets.

Based on our historical growth rates and current size, it is possible that our total assets could exceed $10 billion dollars in the future. Our total consolidated assets on December 31, 2022 were $7.7 billion. The Dodd-Frank Act and its implementing regulations impose enhanced supervisory requirements on bank holding companies with more than $10 billion in total consolidated assets.

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

The Company's business requires the collection and retention of large volumes of sensitive data, which is subject to extensive regulation and oversight and exposes our business to additional risks.

In the Company's ordinary course of business, it collects and retains large volumes of customer data, including personally identifiable information in various information systems that we maintain and maintained by third parties with whom we contract to provide data services. The Company also maintains important internal Company data such as personally identifiable information about its employees and information relating to operations. Customers and employees have been, and will continue to be, targeted by cybersecurity threats attempting to misappropriate passwords, bank account information or other personal information. The Company's attempts to mitigate these threats may not be successful as cybercrimes are complex and continue to evolve. Publicized information concerning security and cyber-related problems could cause us to incur reputational harm and discourage customers from using our electronic or web-based applications or solutions, which could harm their utility as a means of conducting commercial transactions.

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

In the ordinary course of business we rely on electronic communications and information systems, both internal and provided by external third parties, to conduct our operations and to store, process, and/or transmit sensitive data on a variety of computing platforms and networks and over the Internet. We cannot be certain that all of our systems, or third-party systems upon which we rely, are free from vulnerability to attack or other technological difficulties or failures. Information security breaches and cybersecurity-related incidents may include attempts to access information, including customer and company information, malicious code, computer viruses, phishing, denial of service attacks and other means of intrusion that could result in unauthorized access, misuse, loss or destruction of data (including confidential customer or employee information), account takeovers, unavailability of service or other events. These types of threats may derive from human error, fraud or malice on the part of external or internal parties, or may result from accidental technological failure. Further, to access our products and services our customers may use computers and mobile devices that are beyond our security control systems. If information security is breached or difficulties or failures occur, despite the controls we and our third party vendors have instituted, information may be lost or misappropriated, resulting in financial loss or costs, reputational harm or damages and litigation, regulatory investigation costs or remediation costs to us or others. While we maintain specific "cyber" insurance coverage, which would apply in the event of many breach scenarios, the amount of coverage may not be adequate in any particular case. Furthermore, because cyber threat scenarios are inherently difficult to predict and can take many forms, some breaches may not be covered under our cyber insurance coverage. Any of these consequences could have a material adverse effect on our financial condition and results of operations.

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

Additionally, our information technology and telecommunications systems interface with and depend on third-party systems, and we could experience service denials if demand for such services exceeds capacity or such third-party systems fail or experience interruptions. If sustained or repeated, a system failure or service denial could result in a deterioration of our ability to process new and renewal loans, gather deposits and provide customer service, compromise our ability to operate effectively, damage our reputation, result in a loss of customer business and subject us to additional regulatory scrutiny and possible financial liability, any of which could have a material adverse effect on our financial condition and results of operations.

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

COVID-19 Pandemic and Recent Events

The COVID-19 global pandemic continued to present health and economic challenges in the fourth quarter of 2022, but conditions were generally improved from 2021. In accordance with the Coronavirus Aid, Relief and Economic Security Act (the "CARES Act") and the interagency guidance, the Company elected to adopt the provisions to not report qualified loan modifications as troubled debt restructurings ("TDRs"). The relief related to TDRs under the CARES Act was extended by the Consolidated Appropriations Act, 2021. Under the Consolidated Appropriations Act, relief under the CARES Act was extended until the earlier of (i) 60 days after the date the COVID-19 national emergency comes to an end or (ii) January 1, 2022. Management continues to monitor credit conditions carefully at the individual borrower level, as well as by industry segment, in order to be responsive to changing credit conditions.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The Company’s executive offices are located at 118 East Seneca Street in Ithaca, New York. Tompkins Community Bank has 60 branch offices, of which 29 are owned and 31 are leased at market rents. The Company’s insurance subsidiary has 6 stand-alone offices, of which 3 are owned by the Company and 3 are leased at market rents. The Company’s wealth management and financial planning division has 2 offices which are leased at a market rent, and shares other locations within branches of Tompkins Community Bank. Management believes the current facilities are suitable for their present and intended purposes. For additional information about the Company’s facilities, including rental expenses, see "Note 6 Premises and Equipment" in Notes to Consolidated Financial Statements in Part II, "Item 8. Financial Statements and Supplementary Data" of this Report on Form 10-K.

Item 3. Legal Proceedings

The Company is subject to various claims and legal actions that arise in the ordinary course of conducting business. As of December 31, 2022, management, after consultation with legal counsel, does not anticipate that the aggregate ultimate liability arising out of litigation pending or threatened against the Company or its subsidiaries will be material to the Company’s consolidated financial position. On at least a quarterly basis, the Company assesses its liabilities and contingencies in connection with such legal proceedings. Although the Company does not believe that the outcome of pending litigation will be material to the Company’s consolidated financial position, it cannot rule out the possibility that such outcomes will be material to the consolidated results of operations for a particular reporting period in the future.

Item 4. Mine Safety Disclosures

Not applicable.

Information About Our Executive Officers

The information concerning the Company’s executive officers is provided below as of March 1, 2023.

Name	Age	Title	Year Joined Company
Stephen S. Romaine	58	President and CEO	January 2000
David S. Boyce	56	Executive Vice President	January 2001
David M. DeMilia	47	Executive Vice President	April 2008
Francis M. Fetsko	58	Executive Vice President, COO, and CFO	October 1996
Alyssa H. Fontaine	42	Executive Vice President, General Counsel, and CRO	January 2016
Gregory J. Hartz	62	Executive Vice President	August 2002
Brian A. Howard	58	Executive Vice President	July 2016
Ginger G. Kunkel	52	Executive Vice President	December 2021
John M. McKenna	56	Executive Vice President	April 2009
Susan M. Valenti	68	Executive Vice President of Corporate Marketing	March 2012
Bonita N. Lindberg	66	Senior Vice President, Director of Human Resources	December 2015

Business Experience of the Executive Officers:

Stephen S. Romaine was appointed President and Chief Executive Officer of the Company effective January 1, 2007. From 2003 through 2006, he served as President and Chief Executive Officer of Mahopac Bank. Mr. Romaine currently serves on the board of the Federal Home Loan Bank of New York and the New York Bankers Association.

David S. Boyce has been employed by the Company since January 2001 and was promoted to Executive Vice President in April 2004. He was appointed President and Chief Executive Officer of Tompkins Insurance in 2002. He has been employed by Tompkins Insurance and a predecessor company to Tompkins Insurance for 34 years.

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

Alyssa H. Fontaine joined the Company in January 2016 as Executive Vice President and General Counsel. She took on the additional responsibility of Chief Risk Officer in the first quarter of 2022. She had previously been a partner in the corporate/securities practice group of Harris Beach PLLC, a regional law firm which she joined in 2006. Ms. Fontaine serves on the American Bankers Association General Counsels Committee.

Gregory J. Hartz has been employed by the Company since 2002 and was appointed President and Chief Executive Officer of Tompkins Community Bank CNY and Executive Vice President of the Company effective January 1, 2007. Mr. Hartz is past Chair of the Independent Bankers Association of New York State. Mr. Hartz has announced his retirement from the Company, and will be retiring during the second quarter of 2023.

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

Ginger G. Kunkel has been employed by the Company since December 2021 as Chief Operating Officer of VIST Bank and Executive Vice President of the Company. In May 18, 2022, Ms. Kunkel was appointed president of Tompkins Community Bank PA, overseeing Tompkins’ activities in the Pennsylvania market. Prior to joining Tompkins Community Bank Ms. Kunkel spent 7 years at Riverview Financial Corporation, most recently as Chief Operating Officer of the Bank and Corporation where she led the Commercial, Retail, Operations/IT, Trust and Wealth Management teams.

John M. McKenna has been employed by the Company since April 2009. He was appointed President and CEO of Tompkins Community Bank WNY effective January 1, 2015 and President of Tompkins Community Bank effective January 1, 2022. From 2009 to 2014, Mr. McKenna was a senior vice president at The Bank of Castile, concentrating in commercial lending. Mr. McKenna previously served on the New York Bankers Association Political Action Committee (NYBA PAC).

Susan M. Valenti joined Tompkins in March of 2012 as Senior Vice President, Corporate Marketing. She was promoted to Executive Vice President of the Company in June 2014.

Bonita N. Lindberg joined Tompkins in December 2015 as Senior Vice President, Director of Human Resources. Before joining the Company, Ms. Lindberg served as Director of Human Resources at Cortland Regional Medical Center (2014 - 2015); prior to that she served as the Vice President of Human Resources and Director of Organizational Development at Albany International Corporation.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Price and Dividend Information
The Company’s common stock is traded under the symbol "TMP" on the NYSE American. As of February 27, 2023, there are approximately 2,753 holders of shares of our common stock.

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

Issuer Purchases of Equity Securities

The following table reflects all Company repurchases, including those made pursuant to publicly announced plans or programs, during the quarter ended December 31, 2022.

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
Period	(a)	(b)	(c)	(d)
October 1, 2022 through
October 31, 2022	2,148	$75.20	0	$169,818

November 1, 2022 through
November 30, 2022	21,221	$81.71	0	$169,818

December 1, 2022 through
December 31, 2022	0	$0.00	0	$169,818
Total	23,369	$81.12	0	$169,818

Included above are 2,148 shares purchased in October 2022, at an average cost of $75.20, and 657 shares purchased in November 2022, at an average cost of $84.22, by the trustee of the rabbi trust established by the Company under the Company’s Stock Retainer Plan For Eligible Directors of Tompkins Financial Corporation and Participating Subsidiaries, which were part of the director deferred compensation under that plan. In addition, the table includes 20,564 shares delivered to the Company in November 2022 at an average cost of $81.63 to satisfy mandatory tax withholding requirements upon vesting of restricted stock under the Company's 2009 and 2019 Equity Plans.

On October 22, 2021, the Company’s Board of Directors authorized a share repurchase plan (the "2021 Repurchase Plan") for the repurchase of up to 400,000 shares of the Company’s common stock over the 24 months following adoption of the plan. Shares may be repurchased from time to time under the 2021 Repurchase Plan in open market transactions at prevailing market prices, in privately negotiated transactions, or by other means in accordance with federal securities laws, and the repurchase program may be suspended, modified or terminated by the Board of Directors at any time for any reason. Under the 2021 Repurchase Plan, the Company had repurchased 230,182 shares through December 31, 2022, at an average cost of $78.31.

Recent Sales of Unregistered Securities

None.

Performance Graph
The following graph compares the Company’s cumulative total stockholder return over the five-year period from December 31, 2017 through December 31, 2022, with (1) the total return for the NASDAQ Composite and (2) the total return for S&P U.S. BMI Banks index. The graph assumes $100.00 was invested on December 31, 2017, in the Company’s common stock and the comparison groups and assumes the reinvestment of all cash dividends prior to any tax effect and retention of all stock dividends.

In accordance with and to the extent permitted by applicable law or regulation, the information set forth under the heading "Performance Graph" shall not be incorporated by reference into any future filing under the Securities Act or Exchange Act and shall not be deemed to be "soliciting material" or to be "filed" with the SEC under the Securities Act or the Exchange Act, except to the extent that the Company specifically requests that such information be treated as soliciting material or specifically incorporates it by reference into such filings. The performance graph represents past performance and should not be considered an indication of future performance.

	Period Ending
Index	12/31/17	12/31/18	12/31/19	12/31/20	12/31/21	12/31/22
Tompkins Financial Corporation	100.00	94.45	118.11	94.08	114.56	109.52
NASDAQ Composite	100.00	97.16	132.81	192.47	235.15	158.65
S&P U.S. BMI Banks Index	100.00	83.54	114.74	100.10	136.10	112.89

Item 6. Reserved

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following analysis is intended to provide the reader with a further understanding of the consolidated financial condition and results of operations of the Company and its operating subsidiaries for the periods shown. This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with other sections of this Report on Form 10-K, including Part I, "Item 1. Business," and Part II, "Item 8. Financial Statements and Supplementary Data."

Overview

The Company is headquartered in Ithaca, New York and is registered as a Financial Holding Company with the Federal Reserve Board under the Bank Holding Company Act of 1956, as amended. The Company is a locally oriented, community-based financial services organization that offers a full array of products and services, including commercial and consumer banking, leasing, trust and investment management, financial planning and wealth management, and insurance services. Effective January 1, 2022, the Company's four wholly-owned banking subsidiaries were combined into one bank, with the Bank of of Castile, Mahopac Bank, and VIST Bank merging with and into Tompkins Trust Company (the "Trust Company") with the Trust Company as the surviving institution. Immediately following the merger, the Trust Company changed its name to Tompkins Community Bank. At December 31, 2022, the Company had one wholly-owned banking subsidiary, Tompkins Community Bank. The Company also has a wholly-owned insurance agency subsidiary, Tompkins Insurance. Tompkins Financial Advisors, a division of Tompkins Community Bank provides a full array of investment services, including investment management, trust and estate, financial and tax planning services. The Company’s principal offices are located at 118 E. Seneca Street, Ithaca, NY, 14850, and its telephone number is (888) 503-5753. The Company’s common stock is traded on the NYSE American under the Symbol "TMP."

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

The Company’s methodology for estimating the allowance considers available relevant information about the collectability of cash flows, including information about past events, current conditions, and reasonable and supportable forecasts. Refer to "Allowance for Credit Losses" below, "Note 4 - Allowance for Credit Losses", and "Note 1 – Summary of Significant Accounting Policies" in the Notes to Consolidated Financial Statements in Part II, "Item 8. Financial Statements and Supplementary Data" of this Report on Form 10-K for the year ended December 31, 2022.

For information on the Company's significant accounting policies and to gain a greater understanding of how the Company’s financial performance is reported, refer to "Note 1 – Summary of Significant Accounting Policies" in the Notes to Consolidated Financial Statements in Part II, "Item 8. Financial Statements and Supplementary Data" of this Report on Form 10-K for the year ended December 31, 2022.

Critical Accounting Estimates

The Company's significant accounting policies conform with GAAP and are described in Note 1 of the Notes to Consolidated Financial Statements. In applying those accounting policies, management of the Company is required to exercise judgment in determining many of the methodologies, assumptions and estimates to be utilized. Certain critical accounting estimates are more dependent on such judgment and in some cases may contribute to volatility in the Company's reported financial performance should the assumptions and estimates used change over time due to changes in circumstances. The more significant area in which management of the Company applies critical assumptions and estimates include the following:

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

COVID-19 Pandemic and Recent Events

The COVID-19 global pandemic continued to present health and economic challenges in the fourth quarter of 2022, but conditions were generally improved from 2021. In accordance with the Coronavirus Aid, Relief and Economic Security Act (the "CARES Act") and the interagency guidance, the Company elected to adopt the provisions to not report qualified loan modifications as troubled debt restructurings ("TDRs"). The relief related to TDRs under the CARES Act was extended by the Consolidated Appropriations Act, 2021, but expired on January 1, 2022. Management continues to monitor credit conditions carefully at the individual borrower level, as well as by industry segment, in order to be responsive to changing credit conditions.

The Company funded a total of 5,140 applications for Paycheck Protection Plan ("PPP") loans totaling $694.1 million in 2020 and 2021. Out of the $694.1 million of PPP loans that the Company funded, approximately $693.3 million have been forgiven by the Small Business Administration ("SBA") under the terms of the program as of December 31, 2022, or paid back by the borrower. As of December 31, 2022, there were thirteen outstanding PPP loans totaling approximately $756,000. Total net deferred fees on the remaining balance of PPP loans amounted to $19,000 at December 31, 2022.

Results of Operations
(Comparison of December 31, 2022 and 2021 results)

General

The Company reported diluted earnings per share of $5.89 in 2022, a decrease of 2.6% compared to diluted earnings per share of $6.05 in 2021. Net income for the year ended December 31, 2022, was $85.0 million, a decrease of 4.7% compared to $89.3 million in 2021. Significant contributors to the negative variance in annual net income included a reduction in net deferred loan fees associated with PPP loans from $11.2 million in 2021 to $3.0 million in 2022, as well as an increase in provision for credit loss expense, which was a credit of $2.2 million in 2021 versus an expense of $2.8 million in 2022. Earnings performance in 2022 compared to 2021 benefited from growth in interest income sources, including loan and securities interest income. During the fourth quarter of 2022, the Company sold its VISA Class B common shares, recognizing a pre-tax gain of $11.4 million. Also in the fourth quarter of 2022, the Company sold $147.9 million of available-for-sale securities, recognizing a pre-tax loss on the sale of $11.9 million. The available-for-sale securities sold during the quarter had an average yield of 0.41% and remaining life of 2.1 years. Proceeds from the sale of the VISA Class B shares and the available-for-sale securities were used to pay down overnight borrowings with the FHLB. Earnings in 2021 included a $1.9 million purchase accounting charge related to the redemption of $15.2 million in trust preferred securities and $2.9 million in penalties related to the prepayment of $135.0 million in FHLB fixed rate advances.

In addition to earnings per share, key performance measurements for the Company include return on average shareholders’ equity (ROE) and return on average assets (ROA). ROE was 13.25% in 2022, compared to 12.32% in 2021, while ROA was 1.09% in 2022 and 1.12% in 2021. Tompkins’ 2022 ROE compared favorably with peer ratios of 12.17% for ROE, while ROA trailed by 7 basis points when compared to peer ROA of 1.16%. The peer group data is derived from the FRB's "Bank Holding Company Performance Report", which covers banks and bank holding companies with assets between $3.0 billion and $10.0 billion as of September 30, 2022 (the most recent report available). Although the peer group data is presented based upon financial information that is one fiscal quarter behind the financial information included in this report, the Company believes that it is relevant to include certain peer group information for comparison to current period numbers.

Segment Reporting

The Company operates in three business segments: banking, insurance and wealth management. Insurance is comprised of property and casualty insurance services and employee benefit consulting operated under the Tompkins Insurance, subsidiary. Wealth management activities include the results of the Company’s trust, financial planning, and wealth management services provided by Tompkins Financial Advisors, a division of Tompkins Community Bank. All other activities are considered banking. For additional financial information on the Company’s segments, refer to "Note 22 Segment and Related Information" in the Notes to Consolidated Financial Statements in Part II, "Item 8. Financial Statements and Supplementary Data" of this Report on Form 10-K.

Banking Segment
The banking segment reported net income of $75.5 million for the year ended December 31, 2022, representing a $2.5 million or 3.1%, decrease compared to 2021. The decrease in net income in 2022 compared to 2021 was largely driven by an increase in the provision for credit losses, realized losses on the sale of available-for-sale securities in 2022, and an increase in noninterest expense. Net interest income increased $6.5 million or 2.9% in 2022 compared to 2021, as the increase in average asset yields offset the increase in the average cost of funds. Net deferred loan fees associated with PPP loans, included in net interest income, decreased from $11.2 million in 2021 to $3.0 million in 2022. Net interest income in 2021 included a $1.9 million purchase accounting charge related to the redemption of $15.2 million in trust preferred securities.

The provision for credit loss expense was a expense of $2.8 million in 2022, compared to provision credit of $2.2 million in the prior year. The increase in the provision for credit losses in 2022 over 2021 is mainly driven by current economic forecasts coupled with loan growth. The allowance to total loan ratio at December 31, 2022 was 0.87%, up from 0.84% at December 31, 2021. For additional information, see the section titled "The Allowance for Credit Losses" below.

Noninterest income of $25.4 million in 2022 decreased $550,000 or 2.1% compared to 2021. Noninterest expense of $156.2 million for the year ended December 31, 2022, increased $3.6 million or 2.3% from 2021. The decrease in noninterest income was mainly driven by pre-tax losses of $634,000 on the sales of available-for-sale securities in 2022 compared to pre-tax gains of $249,000 in 2021. During the fourth quarter of 2022, the Company sold its VISA Class B common shares, recognizing a pre-tax gain of $11.4 million. Also in the fourth quarter of 2022, the Company sold $147.9 million of available-for-sale securities, recognizing a pre-tax loss on the sale of $11.9 million. The available-for-sale securities sold during the quarter had an average yield of 0.41% and remaining life of 2.1 years. Proceeds from the sale of the VISA Class B shares and the available-for-sale securities were used to pay down overnight borrowings with the FHLB. The year-to-date increase in noninterest expense was mainly attributed to salary and wages and employee benefits reflecting normal annual merit adjustments and to nonrecurring expenses of $1.2 million, related to the consolidation of the Company's four banking charters into one charter, including the related conversion of the core banking system, which was completed in May of 2022.

Insurance Segment
The insurance segment reported net income of $6.5 million, an increase of $286,000 or 4.6% when compared to 2021, as a $1.3 million or 3.6% increase in noninterest revenue was only partially offset by an increase in expenses of $821,000 or 3.1%. The increase in revenue was mainly in property and casualty commissions, which were up $1.8 million or 7.7% in 2022 over 2021. Contingency revenue was down $300,000 or 6.8% in 2022 compared to 2021. Revenue growth in 2022 benefited from business development efforts and generally higher policy premium levels.

The increase in expenses was mainly in salaries and wages and a result of normal annual merit increases and increases in health insurance costs. Certain expenses such as auto, travel, entertainment and marketing, which have been affected by the COVID-19 pandemic in prior years, increased for the year ended December 31, 2022.

Wealth Management Segment
The wealth management segment reported net income of $3.0 million for the year ended December 31, 2022, a decrease of $2.1 million or 40.8% compared to 2021. Revenue of $18.1 million decreased $1.6 million or 8.1% compared to 2021, mainly a result of decreased assets under management and advisory revenue, primarily as a result of market conditions. Noninterest expenses increased by $1.1 million or 8.4% compared to 2021. The increase was mainly driven by technology costs, attributable to a new core platform which was implemented at the beginning of 2022. The fair value of assets under management or in custody at December 31, 2022 totaled $2.9 billion, representing a decrease of $2.1 billion or 41.7% compared to $5.1 billion at year-end 2021. The balance at year-end 2021 included $1.7 billion of Company-owned securities where Tompkins was custodian. The decline in assets from prior year resulted in part from the outsourcing of the custody of Company-owned securities where Tompkins was custodian. Since these were inter-company related items, they did not have a meaningful impact on total income. The remaining decline in assets is related to negative market performance seen throughout the year.
Net Interest Income

Net interest income is the Company’s largest source of revenue, representing 74.7% of total revenues for the year ended December 31, 2022, and 74.0% of total revenues for the year ended December 31, 2021. Net interest income is dependent on the volume and composition of interest earning assets and interest-bearing liabilities and the level of market interest rates. Table 1 – Average Statements of Condition and Net Interest Analysis shows average interest-earning assets and interest-bearing liabilities, and the corresponding yield or cost associated with each.

Tax-equivalent net interest income of $231.7 million for 2022 increased by $6.3 million or 2.8% from 2021. The increase resulted mainly from a 13 basis point increase in the average yield on interest-earning assets exceeding an 8 basis point increase in the average rate paid on interest-bearing liabilities, the investment of excess liquidity in securities and loans, and growth in average noninterest bearing deposits, which supported the decrease in average interest-bearing liabilities. The net interest margin for 2022 was 3.05% compared to 2.96% for 2021.

The quarterly net interest margin for the fourth quarter of 2022 of 3.02% was down from a net interest margin of 3.04% for the third quarter of 2022. The decrease in net interest margin was driven mainly by higher funding costs during the fourth quarter as a result of higher average rates paid on interest-bearing deposits and borrowings exceeding the growth in average asset yields. The average cost of interest-bearing liabilities for the fourth quarter of 2022 was 0.84% compared to 0.45% for the third quarter of 2022, while the average yield on interest earning assets was 3.56% and 3.32% for the same two periods. Average interest-bearing deposit balances for the fourth quarter of 2022 were down $54.8 million or 1.2%, while other borrowings were up $19.6 million or 8.5%. The decrease in deposit balances was largely due to seasonal outflows of municipal deposits

Tax-equivalent interest income increased $9.8 million or 4.0% in 2022 from 2021, driven mainly by an increase in the average yield on interest-earning assets reflecting higher market interest rate and growth in higher yielding securities as excess liquidity was invested in securities. For the year, average interest-earning assets were flat compared to 2021. Average loans and leases decreased $42.4 million or 0.8% in 2022 compared to 2021, and represented 67.6% of average earning assets in 2022 compared to 68.0% in 2021. The decrease was largely driven by a decrease in PPP loans. As a result of its participation in the SBA's PPP, the Company recorded net deferred loan fees of $3.0 million in 2022 and $11.2 million in 2021, which are included in interest income. The average yield on loans was 4.25% in 2022, an increase of 9 basis points compared to 4.16% in 2021. Average balances on securities increased $246.6 million or 11.6% in 2022 compared to 2021, while the average yield on the securities portfolio increased 17 basis points or 13.8% compared to 2021, reflecting the investment of excess liquidity in securities. Average interest-bearing balances due from banks in 2022 were down $221.5 million or 72.1% from 2021.

Interest expense for 2022 increased $3.5 million or 20.1% compared to 2021, driven mainly by higher funding costs as average interest-bearing liabilities in 2022 were down $137.2 million or 2.7% compared to 2021. The average cost of interest-bearing deposits was 0.35% in 2022, an increase of 12 basis points from 0.23% in 2021, while the average cost of interest bearing liabilities increased to 0.43% in 2022 from 0.35% in 2021. Average interest bearing deposits in 2022 decreased $105.6 million or 2.2% compared to 2021. Average noninterest bearing deposit balances in 2022 increased $90.2 million or 4.3% over 2021 and represented 32.0% of average total deposits in 2022 compared to 30.6% in 2021. Average other borrowings decreased by $22.7 million or 10.4% in 2022 from 2021.

Table 1 - Average Statements of Condition and Net Interest Analysis

	For the year ended December 31,
	2022			2021			2020
(dollar amounts in thousands)	Average Balance (YTD)	Interest	Average Yield/Rate	Average Balance (YTD)	Interest	Average Yield/Rate	Average Balance (YTD)	Interest	Average Yield/Rate
ASSETS
Interest-earning assets
Interest-bearing balances due from banks	$85,788	$371	0.43%	$307,253	$343	0.11%	$194,211	$194	0.10%
Securities[1]
U.S. Government securities	2,265,226	30,587	1.35%	2,003,450	23,145	1.16%	1,307,905	22,906	1.75%
State and municipal[2]	97,283	2,490	2.56%	112,391	2,871	2.55%	114,462	3,048	2.66%
Other securities[2]	3,329	135	4.06%	3,417	92	2.68%	3,430	117	3.40%
Total securities	2,365,838	33,212	1.40%	2,119,258	26,108	1.23%	1,425,797	26,071	1.83%
FHLBNY and FRB stock	13,354	646	4.84%	14,830	776	5.24%	20,815	1,373	6.60%
Total loans and leases, net of unearned income[2,3]	5,142,098	218,494	4.25%	5,184,491	215,709	4.16%	5,228,135	228,806	4.38%
Total interest-earning assets	7,607,078	252,723	3.32%	7,625,832	242,936	3.19%	6,868,958	256,444	3.73%
Other assets	221,442			343,119			489,520
Total assets	$7,828,520			$7,968,951			$7,358,478
LIABILITIES & EQUITY
Deposits
Interest-bearing deposits
Interest bearing checking, savings, & money market	$4,029,008	$10,389	0.26%	$4,034,969	$3,736	0.09%	$3,650,358	$9,430	0.26%
Time deposits	611,708	5,779	0.94%	711,381	7,111	1.00%	703,999	10,534	1.50%
Total interest-bearing deposits	4,640,716	16,168	0.35%	4,746,350	10,847	0.23%	4,354,357	19,964	0.46%
Federal funds purchased & securities sold under agreements to repurchase	57,126	60	0.10%	58,627	64	0.11%	55,973	95	0.17%
Other borrowings	195,110	4,815	2.47%	217,799	4,382	2.01%	365,732	7,799	2.13%
Trust preferred debentures	0	0	0.00%	7,367	2,233	30.32%	17,092	1,133	6.63%
Total interest-bearing liabilities	4,892,952	21,043	0.43%	5,030,143	17,526	0.35%	4,793,154	28,991	0.60%
Noninterest bearing deposits	2,186,720			2,096,542			1,753,226
Accrued expenses and other liabilities	107,122			117,790			112,544
Total liabilities	7,186,795			7,244,475			6,658,924
Tompkins Financial Corporation Shareholders’ equity	640,258			723,009			698,088
Noncontrolling interest	1,468			1,467			1,466
Total equity	641,725			724,476			699,554
Total liabilities and equity	$7,828,520			$7,968,951			$7,358,478
Interest rate spread			2.89%			2.84%			3.13%
Net interest income /margin on earning assets		231,680	3.05%		225,410	2.96%		227,453	3.31%
Tax Equivalent Adjustment		(1,399)			(1,618)			(2,114)
Net interest income per consolidated financial statements		$230,281			$223,792			$225,339
1 Average balances and yields on available-for-sale debt securities are based on historical amortized cost.
2 Interest income includes the tax effects of tax-equivalent adjustments using the Federal income tax rate of 21.0% in 2022, 2021, and 2020 to increase tax exempt interest income to tax-equivalent basis.
3 Nonaccrual loans are included in the average asset totals presented above. Payments received on nonaccrual loans have been recognized as disclosed in Note 1 of the Company’s consolidated financial statements included in Part 1 of this annual report on Form 10-K.

Table 2 - Analysis of Changes in Net Interest Income

	2022 vs. 2021			2021 vs. 2020
	Increase (Decrease) Due to Change in Average			Increase (Decrease) Due to Change in Average
(In thousands)(taxable equivalent)	Volume	Yield/Rate	Total	Volume	Yield/Rate	Total
INTEREST INCOME:
Interest-bearing balances due from banks	$(389)	$417	$28	$124	$25	$149
Investments[1]
Taxable	3,245	4,240	7,485	9,653	(9,439)	214
Tax-exempt	(386)	5	(381)	(54)	(123)	(177)
FHLB and FRB stock	(73)	(57)	(130)	(347)	(250)	(597)
Loans, net[1]	(3,949)	6,734	2,785	(1,897)	(11,200)	(13,097)
Total interest income	$(1,552)	$11,339	$9,787	$7,479	$(20,987)	$(13,508)
INTEREST EXPENSE:
Interest-bearing deposits:
Interest checking, savings and money market	$(6)	$6,659	$6,653	$904	$(6,598)	$(5,694)
Time	(1,063)	(269)	(1,332)	109	(3,532)	(3,423)
Federal funds purchased and securities sold under agreements to repurchase	(2)	(2)	(4)	5	(36)	(31)
Other borrowings	(1,607)	(193)	(1,800)	(3,961)	1,644	(2,317)
Total interest expense	$(2,678)	$6,195	$3,517	$(2,943)	$(8,522)	$(11,465)
Net interest income	$1,126	$5,144	$6,270	$10,422	$(12,465)	$(2,043)
1 Interest income includes the tax effects of tax-equivalent adjustments using the Federal income tax rate of 21.0% in 2022, 2021 and 2020 to increase tax exempt interest income to tax-equivalent basis.

Changes in net interest income occur from a combination of changes in the volume of interest-earning assets and interest-bearing liabilities, and in the rate of interest earned or paid on them. The above table illustrates changes in interest income and interest expense attributable to changes in volume (change in average balance multiplied by prior year rate), changes in rate (change in rate multiplied by prior year volume), and the net change in net interest income. The net change attributable to the combined impact of volume and rate has been allocated to each in proportion to the absolute dollar amounts of the change. In 2022, net interest income increased by $6.3 million, resulting from a $9.8 million increase in interest income, partially offset by a $3.5 million increase in interest expense. Higher yields on average interest-earning assets drove interest income up by $11.3 million, while the decrease in average balances on interest-earning assets decreased interest income by $1.6 million. The increase in interest expense reflects higher rates paid on interest bearing liabilities, both deposits and other borrowings and a decrease in average interest-bearing deposits and borrowings.

Provision for Credit Loss Expense

The provision for credit loss expense represents management’s estimate of the expense necessary to maintain the allowance for credit losses at an appropriate level. The ratio of total allowance to total loans and leases increased to 0.87% at December 31, 2022 from 0.84% at December 31, 2021. The increase in the ACL from year-end 2021 reflects updated economic forecasts for unemployment and gross domestic product ("GDP") coupled with loan growth, mainly in the real estate portfolios. Forecasts related to unemployment are beginning to deteriorate and GDP forecasts continue to weaken showing less growth compared to prior forecasts. The provision for credit loss expense was $2.8 million in 2022, compared to provision credit of $2.2 million in 2021. The provision for credit losses for 2022 included a provision of $290,000 related to off-balance sheet credit exposures compared to a provision of $586,000, respectively, for 2021. The fourth quarter of 2021 included a $7.0 million charge-off of a commercial real estate relationship consisting of two loans that were previously reported as nonperforming loans. The section captioned "Financial Condition – The Allowance for Credit Losses" below has further details on the allowance for credit losses and asset quality metrics.

Noninterest Income

	Year ended December 31,
(In thousands)	2022	2021	2020
Insurance commissions and fees	$36,201	$34,836	$31,505
Investment services	18,091	19,388	17,520
Service charges on deposit accounts	7,365	6,347	6,312
Card services	11,024	10,826	9,263
Other income	5,925	7,203	8,817
Net gain on securities transactions	(634)	249	443
Total	$77,972	$78,849	$73,860

Noninterest income of $78.0 million for the year-ended December 31, 2022 decreased $877,000 or 1.1% from 2021. Noninterest income represented 25.3% of total revenues in 2022, down from 26.1% in 2021.

Insurance commissions and fees of $36.2 million increased $1.4 million or 3.9% in 2022 compared to $34.8 million for 2021. The increase in revenue included $1.8 million or 7.7% growth in property and casualty commissions, partially offset by a $300,000 or 6.8% decrease in contingency revenue over 2021

Investment services income of $18.1 million in 2022 decreased $1.3 million or 6.7% compared to 2021, primarily a result of unfavorable market conditions. Investment services income includes trust services, financial planning, wealth management services, and brokerage related services. The fair value of assets managed by, or in custody of, Tompkins was $2.9 billion at December 31, 2022, a decrease from $5.1 billion at December 31, 2021. The fair value of assets in custody at December 31, 2021 included $1.7 billion of Company-owned securities where Tompkins is custodian. In the first quarter of 2022, the Company moved custody of Company-owned securities to a third party. Unfavorable market conditions also contributed to the decrease in the fair value of assets under management.

Service charges on deposit accounts of $7.4 million increased $1.0 million of 16.0% in 2022 compared to 2021. The increase was in net overdraft fees and service fees on personal and business accounts, reflective of increased transaction activity.

Card services income increased $198,000 or 1.8% in 2022 over 2021. The primary components of card services income are fees related to interchange income and transactions fees for debit card transactions, credit card transactions and ATM usage. The increase in card services income in 2022, when compared to 2021, was mainly driven by interchange income related to credit cards.

Other income of $5.9 million decreased $1.3 million or 17.7% compared to 2021. The decrease was largely due to lower earnings on bank owned life insurance and lower gains on the sale of residential loans. Earnings on bank owned life insurance totaled $1.2 million in 2022, down from $1.9 million in 2021, as certain separate account policies were unfavorably impacted by decreases in the fair value of the underlying assets. Gains on the sale of residential loans were down $788,000 or 83.6% in 2022 when compared to 2021.

During the fourth quarter of 2022, the Company sold its VISA Class B common shares, recognizing a pre-tax gain of $11.4 million. Also in the fourth quarter of 2022, the Company sold $147.9 million of available-for-sale securities, recognizing a pre-tax loss on the sale of $11.9 million. The available-for-sale securities sold during the quarter had an average yield of 0.41% and remaining life of 2.1 years. Proceeds from the sale of the VISA Class B shares and the available-for-sale securities were used to pay down overnight borrowings from the FHLB.

Noninterest Expense

	Year ended December 31,
(In thousands)	2022	2021	2020
Salaries and wages	$98,261	$96,038	$92,519
Other employee benefits	24,969	24,172	24,812
Net occupancy expense of premises	13,093	13,179	12,930
Furniture and fixture expense	8,058	8,328	7,846
FDIC insurance	2,798	2,758	2,398
Amortization of intangible assets	873	1,317	1,484
Other	47,699	44,495	42,331
Total	$195,751	$190,287	$184,320

Noninterest expense as a percentage of total revenue was 63.5% in 2022, compared to 62.9% in 2021.

Expenses associated with salaries and wages and employee benefits are the largest component of total noninterest expense. In 2022, these expenses increased $3.0 million or 2.5% compared to 2021. Salaries and wages increased $2.2 million or 2.3% in 2022 over the prior year, mainly as a result of annual merit pay increases. Other employee benefits increased $797,000 or 3.3% over 2021, mainly in health insurance, which was up $754,000 or 8.5% in 2022 over 2021. The number of employees as measured by average full time equivalents (FTEs) for 2022 were 1,020, compared to 1,032 for 2021.

Other operating expenses of $47.7 million increased by $3.2 million or 7.2% compared to 2021. The primary components of other operating expenses in 2022 were technology ($15.2 million), professional fees ($6.9 million), marketing ($5.7 million), and cardholder expense ($4.6 million). The increase in other operating expenses in 2022 compared to 2021 included increases in technology (up $3.4 million or 29.1%), marketing (up $1.4 million or 32.2%), and cardholder expense (up $1.0 million or 29.1%). Contributing to the growth in these expenses in 2022 were nonrecurring expenses of $1.2 million, related to the consolidation and rebranding of the Company's four banking charters, including the related conversion of the core banking system. Other expenses in 2021 included $2.9 million in penalties related to the prepayment of $135.0 million in FHLB fixed rate advances.

Noncontrolling Interests

Net income attributable to noncontrolling interests represents the portion of net income in consolidated majority-owned subsidiaries that is attributable to the minority owners of a subsidiary. The Company had net income attributable to noncontrolling interests of $126,000 in 2022, in line with 2021. The noncontrolling interests relate to three real estate investment trusts, which are substantially owned by the Company.

Income Tax Expense

The provision for income taxes provides for Federal, New York State, Pennsylvania and other miscellaneous state income taxes. The 2022 provision was $24.6 million, which decreased $625,000 or 2.5% compared to the 2021 provision. The effective tax rate for the Company was 22.4% in 2022, up from 22.0% in 2021. The effective rates for 2022 and 2021 differed from the U.S. statutory rate of 21.0% during those periods due to the effect of tax-exempt income from loans, securities, and life insurance assets, investments in tax credits, and excess tax benefits of stock based compensation. The increase in the effective tax rate for 2022 over 2021 was due to lower excess tax benefits of stock based compensation and life insurance income.

The Company's banking subsidiary has an investment in a real estate investment trust that provides certain benefits on its New York State tax return for qualifying entities. A condition to claim the benefit is that the consolidated company has average assets of no more than $8.0 billion for the taxable year. As of December 31, 2022, the Company's consolidated average assets, as defined by New York tax law, were under the $8.0 billion threshold. The Company will continue to monitor the consolidated average assets during 2023 to determine future eligibility.

Financial Condition

Total assets were $7.7 billion at December 31, 2022, down by 1.9% or $149.3 million from the previous year end. Total securities decreased $421.3 million or 18.1% over December 31, 2021, while total loans were up $193.4 million or 3.8%. Total deposits at year-end 2022 decreased $189.1 million or 2.8% over year-end 2021, while total borrowings were up $167.3 million or 134.9%.

Loans and leases were 68.7% of total assets at December 31, 2022, compared to 64.9% of total assets at December 31, 2021. Total loan balances were $5.3 billion at December 31, 2022, an increase of $193.4 million or 3.8% compared to the $5.1 billion reported at year-end 2021. The increase was mainly in commercial real estate loans and residential real estate loans. A more detailed discussion of the loan portfolio is provided below in this section under the caption "Loans and Leases".

As of December 31, 2022, total securities comprised 24.9% of total assets, compared to 29.8% of total assets at year-end 2021. Securities decreased $421.3 million or 18.1% at December 31, 2022, compared to December 31, 2021. Contributing to the decrease in securities from year-end 2021 were an increase in unrealized losses on the available-for-sale portfolio from $19.3 million at year-end 2021 to $236.8 million at December 31, 2022, as a result of the increase in market interest rates in 2022, and the use of proceeds from investment sales and principal maturities to fund loan growth and pay down borrowings. A detailed discussion of the securities portfolio is provided below in this section under the caption "Securities".

Total deposits at year-end 2022 decreased by $189.1 million or 2.8% compared to December 31, 2021. At December 31, 2022 noninterest bearing deposits increased by $14.4 million or 0.7%, time deposit balances decreased $8.3 million or 1.3% and checking, savings and money market accounts decreased $195.3 million or 4.9% when compared to December 31, 2021. Other borrowings, consisting mainly of short term advances with the FHLB, increased $167.3 million or 53.2% from December 31, 2021. A more detailed discussion of deposits and borrowings is provided below in this section under the caption "Deposits and Other Liabilities".

Shareholders’ Equity

The Consolidated Statements of Changes in Shareholders’ Equity included in the Consolidated Financial Statements of the Company contained in Part II, "Item 8. Financial Statements and Supplementary Data" of this Report on Form 10-K, detail changes in equity capital over prior year end. Total shareholders’ equity decreased $111.6 million or 15.3% to $617.4 million at December 31, 2022, from $728.9 million at December 31, 2021. The decrease was primarily the result of an increase in unrealized losses on the available-for-sale portfolio driven by the increase in market interest rates in 2022.

Additional paid-in capital decreased by $9.8 million, from $312.5 million at December 31, 2021, to $302.8 million at December 31, 2022. The $9.8 million decrease included the following: a $15.4 million aggregate purchase price related to the Company's repurchase and retirement of 197,979 shares of its common stock in connection with Board-approved repurchase plans, and $2.3 million related to the exercise of stock options and restricted stock activity. These were partially offset by $4.3 million attributed to stock based compensation expense, and $488,000 related to shares issued for the Company's director deferred compensation plan.

Retained earnings increased by $51.5 million, reflecting net income of $85.0 million, less dividends paid of $33.6 million for the year-ended December 31, 2022.

Accumulated other comprehensive loss increased from $56.0 million at December 31, 2021 to $208.7 million at December 31, 2022, reflecting a $164.2 million increase in unrealized losses on available-for-sale debt securities due to market interest rates, partially offset by a $11.5 million actuarial gain associated with employee benefit plans. Under regulatory requirements, amounts reported as accumulated other comprehensive income/loss related to net unrealized gain or loss on available-for-sale debt securities and the funded status of the Company’s defined benefit post-retirement benefit plans do not increase or reduce regulatory capital and are not included in the calculation of risk-based capital and leverage capital ratios.

Total shareholders’ equity increased $11.3 million or 1.6% to $728.9 million at December 31, 2021, from $717.7 million at December 31, 2020. Additional paid-in capital decreased by $21.4 million, from $334.0 million at December 31, 2020, to $312.5 million at December 31, 2021. The $21.4 million decrease included the following: $23.8 million aggregate purchase price related to the Company's repurchase and retirement of 304,513 shares of its common stock in connection with the Board-approved repurchase plans, and $3.1 million related to the exercise of stock options and restricted stock activity. These were partially offset by $5.1 million attributed to stock based compensation expense, $257,000 related to shares issued in connection with the Company's dividend reinvestment program, and $255,000 related to shares issued for the Company's director deferred compensation plan. Retained earnings increased by $56.8 million, reflecting net income of $89.3 million, less dividends paid of $32.4 million for the year ended December 31, 2021.

Accumulated other comprehensive loss increased from $32.1 million at December 31, 2020 to $56.0 million at December 31, 2021; reflecting a $35.2 million increase in unrealized losses on available-for-sale debt securities due to market interest rates; partially offset by a $11.3 million increase in actuarial gain associated with employee benefit plans.

The Company continued its long history of increasing cash dividends with a per share increase of 5.5% in 2022, which followed an increase of 4.3% in 2021. Dividends per share were $2.31 in 2022, compared to $2.19 in 2021, and $2.10 in 2020. Cash dividends paid represented 39.5%, 36.3%, and 40.4% of after-tax net income in 2022, 2021, and 2020, respectively.

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

On October 22, 2021, the Company’s Board of Directors authorized a share repurchase plan (the "2021 Repurchase Plan") for the repurchase of up to 400,000 shares of the Company’s common stock over the 24 months following adoption of the plan. Shares may be repurchased from time to time under the 2021 Repurchase Plan in open market transactions at prevailing market prices, in privately negotiated transactions, or by other means in accordance with federal securities laws, and the repurchase program may be suspended, modified or terminated by the Board of Directors at any time for any reason. Under the 2021 Repurchase Plan, the Company repurchased 230,182 shares through December 31, 2022, at an average cost of $78.31.

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

As of December 31, 2022, the capital ratios for the Company’s subsidiary bank exceeded the minimum levels required to be considered well capitalized. Effective January 1, 2022, the Company's four wholly-owned banking subsidiaries were combined into one bank, with the Bank of Castile, Mahopac Bank, and VIST Bank merging with and into Tompkins Trust Company. Immediately following the merger, Tompkins Trust Company changed its name to Tompkins Community Bank. Additional information on the Company’s capital ratios and regulatory requirements is provided in "Note 20 - Regulations and Supervision" in Notes to Consolidated Financial Statements in Part II, "Item 8. Financial Statements and Supplementary Data" of this Report on Form 10-K.

Securities

The Company maintains a portfolio of securities such as U.S. Treasuries, U.S. government sponsored entities securities, U.S. government agencies, non-U.S. Government agencies or sponsored entities mortgage-backed securities, obligations of states and political subdivisions thereof and equity securities. Management typically invests in securities with short to intermediate average lives in order to better match the interest rate sensitivities of its assets and liabilities. Investment decisions are made within policy guidelines established by the Company’s Board of Directors. The investment policy established by the Company’s Board of Directors is based on the asset/liability management goals of the Company, and is monitored by the Company’s Asset/Liability Management Committee and Investment Committee. The intent of the policy is to establish a portfolio of high quality diversified securities, which optimizes net interest income within safety and liquidity limits deemed acceptable by the Asset/Liability Management Committee.

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

The Company’s total securities portfolio at December 31, 2022 was $1.9 billion compared to $2.3 billion at December 31, 2021. The table below shows the composition of the available-for-sale and held-to-maturity securities portfolios as of year-end 2022, 2021 and 2020. Contributing to the decrease in securities from year-end 2021 were an increase in unrealized losses on the available-for-sale portfolio from $19.3 million at year-end 2021 to $236.8 million at December 31, 2022, as a result of the increase in market interest rates in 2022, and the use of proceeds from investment sales and principal maturities to fund loan growth and pay down borrowings. The Company purchased approximately $183.1 million of securities in 2022, which were offset by $208.7 million of payments, maturities and calls and $172.6 million of sales of available-for-sale securities.

Additional information on the securities portfolio is available in "Note 2 Securities" in Notes to Consolidated Financial Statements in Part II, "Item 8. Financial Statements and Supplementary Data" of this Report on Form 10-K, which details the types of securities held, the carrying and fair values, and the contractual maturities as of December 31, 2022 and 2021.

	As of December 31,
Available-for-Sale Debt Securities	2022		2021		2020
(In thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
U.S. Treasuries	$190,170	$167,251	$160,291	$157,834	$0	$0
Obligations of U.S. Government sponsored entities	681,192	601,167	843,218	832,373	599,652	607,480
Obligations of U.S. states and political subdivisions	93,599	85,281	102,177	104,169	126,642	129,746
Mortgage-backed securities-residential, issued by
U.S. Government agencies	58,727	52,668	76,502	77,157	179,538	182,108
U.S. Government sponsored entities	805,603	686,222	879,102	870,556	691,562	705,480
U.S. corporate debt securities	2,500	2,378	2,500	2,424	2,500	2,379
Total available-for-sale debt securities	$1,831,791	$1,594,967	$2,063,790	$2,044,513	$1,599,894	$1,627,193

	As of December 31,
Held-to-Maturity Securities	2022		2021		2020
(In thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value

U. S. Treasuries	$86,478	$73,541	$86,689	$86,368	$0	$0
Obligations of U.S. Government sponsored entities	225,866	188,151	197,320	195,920	0	0
Total held-to-maturity securities	$312,344	$261,692	$284,009	$282,288	$0	$0

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

Management measures expected credit losses on held-to-maturity debt securities on a collective basis by major security type with each type sharing similar risk characteristics and considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts. Management has made the accounting policy election to exclude accrued interest receivable on held-to-maturity debt securities from the estimate of credit losses. As of December 31, 2022, the held-to- maturity portfolio consisted of U.S. Treasury securities and securities issued by U.S. government-sponsored enterprises, including Federal National Mortgage Agency, Federal Home Loan Bank, and Federal Farm Credit Banks Funding Corporation. U.S. Treasury securities are backed by the full faith and credit of and/or guaranteed by the U.S. government, and it is expected that the securities will not be settled at prices less than the amortized cost bases of the securities. Securities issued by U.S. government agencies or U.S. government-sponsored enterprises carry the explicit and/or implicit guarantee of the U.S. government, are widely recognized as "risk-free," and have a long history of zero credit loss. As such, the Company did not record an allowance for credit losses for these securities as of December 31, 2022.

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

The Company also holds non-marketable Federal Home Loan Bank New York ("FHLBNY") stock and non-marketable Atlantic Community Bankers Bank ("ACBB") stock, all of which are required to be held for regulatory purposes and for borrowing availability. The required investment in FHLB stock is tied to the Company’s borrowing levels with the FHLB. Holdings of FHLBNY stock and ACBB stock totaled $17.6 million and $95,000 at December 31, 2022, respectively. These securities are carried at par, which is also cost. The FHLBNY continues to pay dividends and repurchase stock. As such, the Company has not recognized any impairment on its holdings of FHLBNY. At December 31, 2021, the Company’s holdings of FHLBNY stock and ACBB stock totaled $9.9 million and $95,000, respectively.

Management’s policy is to purchase investment grade securities that, on average, have relatively short expected durations. This policy helps mitigate interest rate risk and provides sources of liquidity without significant risk to capital. The contractual maturity distribution of debt securities and mortgage-backed securities as of December 31, 2022, along with the weighted average yield of each category, is presented in Table 3-Maturity Distribution below. Balances are shown at amortized cost and weighted average yields are calculated on a fully tax-equivalent basis. Expected maturities will differ from contractual maturities presented in Table 3-Maturity Distribution below, because issuers may have the right to call or prepay obligations with or without penalty and mortgage-backed securities will pay throughout the periods prior to contractual maturity.

Table 3 - Maturity Distribution

	As of December 31, 2022
	Securities Available-for-Sale[1]		Securities Held-to-Maturity
(dollar amounts in thousands)	Amount	Yield[2]	Amount	Yield[2]

U.S. Treasury
Over 1 to 5 years	$69,341	1.14%	$0	0.00%
Over 5 to 10 years	120,829	1.18%	86,478	1.37%
	$190,170	1.17%	$86,478	1.37%

Obligations of U.S. Government sponsored entities
Within 1 year	$47,690	2.42%	$0	0.00%
Over 1 to 5 years	419,323	1.07%	0	0.00%
Over 5 to 10 years	194,179	1.30%	225,866	1.63%
Over 10 years	20,000	2.22%	$0	0.00%
	$681,192	1.26%	$225,866	1.63%

Obligations of U.S. state and political subdivisions
Within 1 year	$3,232	2.92%	$0	0.00%
Over 1 to 5 years	20,216	2.90%	0	0.00%
Over 5 to 10 years	50,235	2.72%	0	0.00%
Over 10 years	19,916	2.53%	0	0.00%
	$93,599	2.73%	$0	0.00%

Mortgage-backed securities - residential
Within 1 year	$0	0.00%	$0	0.00%
Over 1 to 5 years	17,724	2.48%	0	0.00%
Over 5 to 10 years	304,286	1.34%	0	0.00%
Over 10 years	542,320	1.78%	0	0.00%
	$864,330	1.64%	$0	0.00%

Other securities
Over 5 to 10 years	$2,500	6.40%	$0	0.00%
	$2,500	6.40%	$0	0.00%

Total securities
Within 1 year	$50,922	2.45%	$0	0.00%
Over 1 to 5 years	526,604	1.20%	0	0.00%
Over 5 to 10 years	672,029	1.42%	312,344	1.56%
Over 10 years	582,236	1.82%	0	0.00%
	$1,831,791	1.51%	$312,344	1.56%
1 Balances of available-for-sale debt securities are shown at amortized cost.
2 Interest income includes the tax effects of tax-equivalent adjustments using a combined New York State and Federal effective income tax rate of 24.5% to increase tax exempt interest income to tax-equivalent basis.

The average tax-equivalent yield on the securities portfolio was 1.40% in 2022, 1.23% in 2021 and 1.83% in 2020.

At December 31, 2022, there were no holdings of any one issuer, other than the U.S. Government sponsored entities, in an amount greater than 10% of the Company’s shareholders’ equity.

Loans and Leases

Table 4 - Composition of Loan and Lease Portfolio

Loans and Leases	As of December 31,
(In thousands)	2022	2021	2020	2019	2018
Commercial and industrial
Agriculture	$85,073	$99,172	$94,489	$105,786	$107,494
Commercial and industrial other	705,700	699,121	792,987	902,275	970,141
PPP loans	756	71,260	291,252	0	0
Subtotal commercial and industrial	791,529	869,553	1,178,728	1,008,061	1,077,635
Commercial real estate
Construction	201,116	178,582	163,016	213,637	165,669
Agriculture	214,963	195,973	201,866	184,898	170,229
Commercial real estate other	2,437,339	2,278,599	2,204,310	2,045,030	2,004,763
Subtotal commercial real estate	2,853,418	2,653,154	2,569,192	2,443,565	2,340,661
Residential real estate
Home equity	188,623	182,671	200,827	219,245	229,608
Mortgages	1,346,318	1,290,911	1,235,160	1,158,592	1,104,286
Subtotal residential real estate	1,534,941	1,473,582	1,435,987	1,377,837	1,333,894
Consumer and other
Indirect	2,224	4,655	8,401	12,964	12,663
Consumer and other	75,412	67,396	61,399	61,446	58,326
Subtotal consumer and other	77,636	72,051	69,800	74,410	70,989
Leases	16,134	13,948	14,203	17,322	14,556
Total loans and leases	$5,273,658	$5,082,288	$5,267,910	$4,921,195	$4,837,735
Less: unearned income and deferred costs and fees	(4,747)	(6,821)	(7,583)	(3,645)	(3,796)
Total loans and leases, net of unearned income and deferred costs and fees	$5,268,911	$5,075,467	$5,260,327	$4,917,550	$4,833,939

Total loans and leases of $5.3 billion at December 31, 2022 increased $193.4 million or 3.8% from December 31, 2021. The increase was mainly in commercial real estate loans; all loan portfolios grew other than commercial and industrial, which decreased mainly in PPP loans as a result of the PPP forgiveness program. At December 31, 2022, total loans and leases represented 68.7% of total assets compared to 64.9% of total assets at December 31, 2021.

Residential real estate loans, including home equity loans, were $1.5 billion at December 31, 2022, an increase of $61.4 million or 4.2% compared to $1.5 billion at year-end 2021. Residential real estate loans comprised 29.1% of total loans and leases at December 31, 2022 compared to 29.0% at December 31, 2021. Growth in residential loan balances is impacted by the Company’s decision to retain these loans or sell them in the secondary market due to interest rate considerations. The Company’s Asset/Liability Committee meets regularly and establishes standards for selling and retaining residential real estate mortgage originations.

The Company may sell residential real estate loans in the secondary market based on interest rate considerations. These residential real estate loans are generally sold to FHLMC or State of New York Mortgage Agency ("SONYMA") without recourse in accordance with standard secondary market loan sale agreements. These residential real estate loans also are subject to customary representations and warranties made by the Company, including representations and warranties related to gross incompetence and fraud. The Company has not had to repurchase any loans as a result of these representations and warranties.

During 2022, 2021, and 2020, the Company sold residential mortgage loans totaling $8.9 million, $31.5 million, and $51.7 million, respectively, and realized net gains on these sales of $155,000, $943,000, and $2.1 million, respectively. When residential mortgage loans are sold to FHLMC or SONYMA, the Company typically retains all servicing rights, which provides the Company with a source of fee income. In connection with the sales in 2022, 2021, and 2020, the Company recorded mortgage-servicing assets of $66,000, $236,000, and $388,000, respectively.

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

Commercial real estate loans totaled $2.9 billion at December 31, 2022, an increase of $200.3 million or 7.5% compared to December 31, 2021, and represented 54.2% of total loans and leases at December 31, 2022, compared to 52.3% at December 31, 2021.

Commercial and industrial loans totaled $791.5 million at December 31, 2022, which is a decrease of $78.0 million or 9.0% from December 31, 2021. Commercial and industrial loans represented 15.0% of total loans at December 31, 2022 compared to 17.1% at December 31, 2021. The decrease was mainly in PPP loans, which totaled $756,000 at year end 2022, and $71.3 million at year-end 2021. The decrease in PPP loans is due to the PPP loan forgiveness program and pay downs made in 2022.

As of December 31, 2022, agriculturally-related loans totaled $300.0 million or 5.7% of total loans and leases compared to $295.1 million or 5.8% of total loans and leases at December 31, 2021. Agriculturally-related loans include loans to dairy farms and cash and vegetable crop farms. Agriculturally related loans are primarily made based on identified cash flows of the borrower with consideration given to underlying collateral, personal guarantees, and government related guarantees. Agriculturally-related loans are generally secured by the assets or property being financed or other business assets such as accounts receivable, livestock, equipment or commodities/crops.

The consumer loan portfolio includes personal installment loans, indirect automobile financing, and overdraft lines of credit. Consumer and other loans were $77.6 million at December 31, 2022, compared to $72.1 million at December 31, 2021.

The lease portfolio increased by 15.7% to $16.1 million at December 31, 2022 from $13.9 million at December 31, 2021. As of December 31, 2022, commercial leases and municipal leases represented 100.0% of total leases.

The Company has adopted comprehensive lending policies, underwriting standards and loan review procedures. There were no significant changes to the Company’s existing policies, underwriting standards and loan review during 2022. The Company’s Board of Directors approves the lending policies at least annually. The Company recognizes that exceptions to policy guidelines may occasionally occur and has established procedures for approving exceptions to these policy guidelines. Management has also implemented reporting systems to monitor loan originations, loan quality, concentrations of credit, loan delinquencies and nonperforming loans and potential problem loans.

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

Analysis of Past Due and Nonperforming Loans

	As of December 31,
(In thousands)	2022	2021	2020	2019	2018
Loans 90 days past due and accruing[1]
Commercial and industrial	$25	$0	$0	$0	$0
Total loans 90 days past due and accruing	$25	$0	$0	$0	$0
Nonaccrual loans
Commercial and industrial	$618	$533	$1,775	$2,335	$1,883
Commercial real estate	13,858	13,893	23,627	10,789	8,007
Residential real estate	13,544	11,178	13,145	10,882	12,072
Consumer and other	269	429	429	275	234
Total nonaccrual loans and leases	$28,289	$26,033	$38,976	$24,281	$22,196
Troubled debt restructurings not included above	4,530	5,124	6,803	7,154	4,395
Total nonperforming loans and leases	$32,844	$31,157	$45,779	$31,435	$26,591
Other real estate owned	152	135	88	428	1,595
Total nonperforming assets	$32,996	$31,292	$45,867	$31,863	$28,186
Total nonperforming loans and leases as a percentage of total loans and leases	0.62%	0.61%	0.87%	0.64%	0.55%
Total nonperforming assets as a percentage of total assets	0.43%	0.40%	0.60%	0.47%	0.42%
Allowance as a percentage of nonperforming loans and leases	139.86%	137.51%	112.87%	126.90%	163.25%
1 The 2020, 2019 and 2018 columns in the above table exclude $794,000, $1.3 million, and $1.1 million, respectively, of acquired loans that were 90 days past due and accruing interest. These loans were originally recorded at fair value on the acquisition date of August 1, 2012. These loans are considered to be accruing as the Company can reasonably estimate future cash flows on these acquired loans and the Company expects to fully collect the carrying value of these loans. Therefore, the Company is accreting the difference between the carrying value of these loans and their expected cash flows into interest income.

The level of nonperforming assets as of the past five year-ends is illustrated in the table above. The Company’s total nonperforming assets as a percentage of total assets was 0.43% at December 31, 2022, compared to 0.40% at December 31, 2021, and compares to its peer group's most recent ratio of 0.37% at September 30, 2022. The peer data is from the Federal Reserve Board and represents banks or bank holding companies with assets between $3.0 billion and $10.0 billion.
Nonperforming loans and leases totaled $32.8 million at December 31, 2022 and increased 5.4% from December 31, 2021. Nonperforming loans and leases represented 0.62% of total loans at December 31, 2022, compared to 0.61% of total loans at December 31, 2021, and 0.87% of total loans at December 31, 2020. Nonperforming loans and leases in the residential real estate portfolio at year-end 2022 increased by $2.4 million compared to 2021.

Loans are considered modified in a troubled debt restructuring ("TDR") when, due to a borrower’s financial difficulties, the Company makes a concession(s) to the borrower that the Company would not otherwise consider. When modifications are provided for reasons other than as a result of the financial distress of the borrower, these loans are not classified as TDRs or impaired. These modifications may include, among others, an extension of the term of the loan, and granting a period when interest-only payments can be made, with the principal payments made over the remaining term of the loan or at maturity. TDRs are included in the above table within the following categories: "loans 90 days past due and accruing", "nonaccrual loans", or "troubled debt restructurings not included above". Loans in the latter category include loans that meet the definition of a TDR but are performing in accordance with the modified terms and have shown a satisfactory period of repayment (generally six consecutive months) and where full collection of all amounts due are reasonably assured. At December 31, 2022, the Company had $6.4 million in TDR balances, which are included in the above table, of which $4.5 million are included in the line captioned "Troubled debt restructurings not included above" and the remainder are included within nonaccrual loans.

In general, the Company places a loan on nonaccrual status if principal or interest payments become 90 days or more past due and/or management deems the collectability of the principal and/or interest to be in question, as well as when called for by regulatory requirements. Although in nonaccrual status, the Company may continue to receive payments on these loans. These payments are generally recorded as a reduction to principal and interest income is recorded only after principal recovery is reasonably assured. For additional financial information on the difference between the interest income that would have been recorded if these loans and leases had been paid in accordance with their original terms and the interest income that was recorded, refer to "Note 3 – Loans and Leases" in the Notes to Consolidated Financial Statements in Part II, "Item 8. Financial Statements and Supplementary Data" of this Report on Form 10-K.

The Company’s recorded investment in loans and leases that are individually evaluated totaled $20.8 million at December 31, 2022, and $20.5 million at December 31, 2021. A loan is individually evaluated when, based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement. Individually evaluated loans consist of our non-homogenous nonaccrual loans and loans that are 90 days or more past due. Specific reserves on individually evaluated loans that are not collateral dependent are measured based on the present value of expected future cash flows discounted at the original effective interest rate of each loan. For loans that are collateral dependent, impairment is measured based on the fair value of the collateral less estimated selling costs, and such impaired amounts are generally charged off.

At December 31, 2022, there were specific reserves of $3,000, mainly related to residential real estate loans compared to $67,000 of specific reserves mainly related to one commercial real estate loan and one commercial loan at December 31, 2021. The majority of the individually evaluated loans are collateral dependent loans that have limited exposure or require limited specific reserves because of the amount of collateral support with respect to these loans or the loans have been written down to fair value. Interest payments on individually evaluated loans are typically applied to principal unless collectability of the principal amount is reasonably assured. In these cases, interest is recognized on a cash basis. There was no interest income recognized on individually evaluated loans and leases for 2022, 2021 and 2020.

The ratio of the allowance to nonperforming loans (loans past due 90 days and accruing, nonaccrual loans and restructured troubled debt) was 139.9% at December 31, 2022, compared to 137.5% at December 31, 2021. The Company’s nonperforming loans are mostly made up of collateral dependent loans requiring little to no specific allowance due to the level of collateral available with respect to these loans and/or previous charge-offs.

Management reviews the loan portfolio for evidence of potential problem loans and leases. Potential problem loans and leases are loans and leases that are currently performing in accordance with contractual terms, but where known information about possible credit problems of the related borrowers causes management to have doubt as to the ability of such borrowers to comply with the present loan payment terms and may result in such loans and leases becoming nonperforming at some time in the future. Management considers loans and leases classified as Substandard, which continue to accrue interest, to be potential problem loans and leases. The Company, through its credit administration function, identified 17 commercial relationships totaling $33.3 million at December 31, 2022 that were potential problem loans. At December 31, 2021, there were 25 commercial relationships totaling $36.5 million in the loan portfolio that were considered potential problem loans. Of the 17 commercial relationships from the portfolio that were classified as potential problem loans at December 31, 2022, there were 5 relationships that equaled or exceeded $1.0 million, which in aggregate totaled $29.7 million. The potential problem loans remain in a performing status due to a variety of factors, including payment history, the value of collateral supporting the credits, and personal or government guarantees. These factors, when considered in the aggregate, give management reason to believe that the current risk exposure on these loans does not warrant accounting for these loans as nonperforming. However, these loans do exhibit certain risk factors, which have the potential to cause them to become nonperforming. Accordingly, management’s attention is focused on these credits, which are reviewed on at least a quarterly basis.

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

The Company uses a discounted cash flow ("DCF") method to estimate expected credit losses for all loan segments excluding the leasing segment. For each of these loan segments, the Company generates cash flow projections at the instrument level wherein payment expectations are adjusted for estimated prepayment speeds, curtailments, recovery lag, probability of default, and loss given default. The modeling of expected prepayment speeds, curtailment rates, and time to recovery are based on internal historical data.

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

Since the methodology is based upon historical experience and trends, current conditions, and reasonable and supportable forecasts, as well as management’s judgment, factors may arise that result in different estimates. While management’s evaluation of the allowance as of December 31, 2022, considers the allowance to be appropriate, under adversely different conditions or assumptions, the Company would need to increase or decrease the allowance. In addition, various federal and State regulatory agencies, as part of their examination process, review the Company's allowance and may require the Company to recognize additions to the allowance based on their judgements and information available to them at the time of their examinations.

Loan Commitments and Allowance for Credit Losses on Off-Balance Sheet Credit Exposures

Financial instruments include off-balance sheet credit instruments, such as commitments to make loans, and commercial letters of credit. The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for off-balance sheet loan commitments is represented by the contractual amount of those instruments. Such financial instruments are recorded when they are funded. The Company records an allowance for credit losses on off-balance sheet credit exposures, unless the commitments to extend credit are unconditionally cancelable, through a charge to credit loss expense for off-balance sheet credit exposures included in other noninterest expense in the Company's consolidated statements of income. As of December 31, 2022, the Company's reserve for off-balance sheet credit exposures was $2.8 million, compared to $2.5 million at December 31, 2021. As a result of the adoption of ASC 326, the Company recorded a net cumulative-effect adjustment increasing the allowance for credit losses on off-balance sheet credit exposures by $381,000 from $477,000 at December 31, 2019, to $858,000 at January 1, 2020.

As of December 31, 2022, the total allowance for credit losses was $45.9 million, a increase of $3.1 million or 7.2% from year-end 2021. The increase reflects net loan recoveries of $592,000 and provision for credit loss expense of $2.5 million. The ratio of the allowance for credit losses as a percentage of total loans was 0.87% at year-end 2022 compared to 0.84% at year-end 2021. The allowance coverage to nonperforming loans and leases was 139.86% at December 31, 2022 compared to 137.50% at December 31, 2021.

The increase in the ACL from year-end 2021 reflects updated economic forecasts for unemployment and gross domestic product ("GDP") coupled with loan growth, mainly in the real estate portfolios. Forecasts related to unemployment are beginning to deteriorate and GDP forecasts continue to weaken showing less growth compared to prior forecasts. Qualitative reserves established as a result of the COVID-19 pandemic to address specific portfolios with increased risk characteristics, including loans in our hotel portfolio, were reduced over 2022, and mainly removed from the allowance as of September 30, 2022, due to improved metrics that have stabilized and are in line with pre-pandemic trends. Qualitative reserves were added to the residential portfolio at year-end 2022 driven by uncertain impact of economic conditions, including rising interest rates, higher inflation, possible recession and rising consumer debt.

Total loans were $5.3 billion at December 31, 2022, an increase of $193.4 million or 3.8% from December 31, 2021. The increase from year-end 2021 was mainly due to loan growth in the commercial real estate portfolio. Credit quality metrics at December 31, 2022, were mixed when compared to year-end 2021. Nonperforming assets represented 0.43% of total assets at December 31, 2022, compared to 0.40% at December 31, 2021. Nonperforming loans and leases increased $1.7 million or 5.4% from year end 2021 and represented 0.62% of total loans at December 31, 2022 compared to 0.61% at December 31, 2021. Loans internally-classified Special Mention or Substandard decreased $39.6 million or 28.8% compared to December 31, 2021. The improvement over December 31, 2021, were mainly due to improved economic conditions as pandemic-related restrictions are being lifted and businesses are reopening. Net loan recoveries totaled $592,000 in 2022, compared to net charge-offs of $6.0 million in 2021.

The allocation of the Company’s allowance as of December 31, 2022, and each of the previous four years is illustrated in Table 5- Allocation of the Allowance for Credit Losses, below. The table represents the allowance for credit losses calculated under the new accounting guidance as of December 31, 2020, and the prior periods show amounts calculated under the incurred loss methodology calculation used prior to adoption. The table provides an allocation of the allowance for credit losses for inherent loan losses by type. The allocation is neither indicative of the specific amounts or the loan categories in which future charge-offs may occur, nor is it an indicator of future loss trends. The allocation of the allowance for credit losses to each category does not restrict the use of the allowance to absorb losses in any category.

Table 5 - Allocation of the Allowance for Credit Losses

	As of December 31,
(In thousands)	2022	2021	2020	2019	2018
Total loans outstanding at end of year	$5,268,911	$5,075,467	$5,260,327	$4,917,550	$4,833,939

Allocation of the ACL by loan type:
Commercial and industrial	$6,039	$6,335	$9,239	$10,541	$11,272
Commercial real estate	27,287	24,813	30,546	21,608	23,483
Residential real estate	11,154	10,139	10,257	6,381	7,345
Consumer and other	1,358	1,492	1,562	1,362	1,310
Leases	96	64	65	0	0
Total	$45,934	$42,843	$51,669	$39,892	$43,410

Allocation of the ACL as a percentage of total allowance:
Commercial and industrial	13%	15%	18%	26%	26%
Commercial real estate	60%	58%	59%	54%	54%
Residential real estate	24%	24%	20%	16%	17%
Consumer and other	3%	3%	3%	3%	3%
Leases	0%	0%	0%	0%	0%
Total	100%	100%	100%	100%	100%
Loan and lease types as a percentage of total loans and leases:
Commercial and industrial	16%	18%	23%	21%	22%
Commercial real estate	54%	52%	49%	50%	49%
Residential real estate	29%	29%	27%	28%	28%
Consumer and other	1%	1%	1%	1%	1%
Leases	0%	0%	0%	0%	0%
Total	100%	100%	100%	100%	100%

The above table shows a fairly consistent allocation of the loan portfolio and allowance over the period with commercial real estate and residential real estate representing the largest proportion of total loans and the allowance. The increase in commercial and industrial loans at year-end 2020, was mainly due to PPP loans, which decreased at year end 2021 and 2022 as these loans were forgiven by the SBA. Given the SBA guaranty of the PPP loans, there were no reserves allocated to PPP loans.

Table 6 - Analysis of the Allowance for Credit Losses shows the activity in the allowance for credit losses over the past five years. The allowance at December 31, 2022 was $45.9 million, an increase of $3.1 million from year-end 2021, reflecting a provision expense of $2.5 million and net recoveries of $592,000 for the year-ended December 31, 2022. Net charge-offs of $6.0 million in 2021, were mainly due to one commercial real estate relationship that included two loans and was charged off in the fourth quarter of 2021. The $16.2 million provision expense in 2020 was driven by changes in economic conditions and forecasts related to the impact of COVID-19, including forecasts of significantly slower economic growth and higher unemployment. The majority of the increase in the allowance and provision expense in 2020 was in the first quarter of 2020. Provision expense decreased in 2021, as businesses opened and economic conditions continued to improve, resulting in the ability to reverse some of the provision expense booked in the first quarter of 2020 related to the COVID-19 pandemic.

Table 6 - Analysis of the Allowance for Credit Losses

	December 31,
(In thousands)	2022	2021	2020	2019	2018
Average loans outstanding during year	$5,142,099	$5,184,492	$5,228,135	$4,830,089	$4,757,583
Balance of allowance at beginning of year	42,843	51,669	39,892	43,410	39,771
Impact of adopting ASU 2016-13	0	0	(2,534)	0	0

Loans charged-off:
Commercial and industrial	$559	$274	$2	$696	$334
Commercial real estate	50	6,957	1,903	4,015	142
Residential real estate	53	77	84	256	614
Consumer and other	544	438	482	823	1,350
Leases	0	0	0	0	0
Total loans charged-off	$1,206	$7,746	$2,471	$5,790	$2,440

Recoveries of loans previously charged-off:
Commercial and industrial	$195	$118	$131	$103	$156
Commercial real estate	951	1,175	58	174	843
Residential real estate	346	236	194	334	459
Consumer and other	306	196	248	295	679
Total loan recoveries	$1,798	$1,725	$631	$906	$2,137
Net loan charged-off	(592)	6,021	1,840	4,884	303
Additions/(Reductions) to allowance charged to operations	2,499	(2,805)	16,151	1,366	3,942
Balance of allowance at end of year	$45,934	$42,843	$51,669	$39,892	$43,410
Allowance as a percentage of total loans and leases outstanding	0.87%	0.84%	0.98%	0.81%	0.90%
Net charge-offs as a percentage of average loans and leases outstanding during the year	(0.01)%	0.12%	0.04%	0.10%	0.01%

As a result of the adoption of ASU 2016-13, the Company recorded a net cumulative-effect adjustment reducing the allowance for credit losses by $2.5 million from $39.9 million at December 31, 2019 to $37.4 million at January 1, 2020.

Management believes that, based upon its evaluation as of December 31, 2022, the allowance is appropriate.

Deposits and Other Liabilities

Total deposits were $6.6 billion at December 31, 2022, a decrease of $189.1 million or 2.8% compared to year-end 2021. The decrease from year-end 2021 consisted of savings and money market balances, and time deposit balances, which were down $195.3 million, and $8.3 million, respectively. This was partially offset by an increase in noninterest bearing deposits, which increased $14.4 million. The decrease in deposits was largely driven by inflation and higher rate alternatives due to the current interest rate environment and tighter monetary policy. The Company had significant deposit growth in 2021 and 2020 as deposit balances benefited from PPP loan originations and from government stimulus programs issued in response to the COVID-19 pandemic. Deposit balances were up $353.7 million or 5.5% at year end 2021 compared to year end 2020 and up $1.2 billion or 23.5% at year-end 2020 compared to year-end 2019.

The most significant source of funding for the Company is core deposits. The Company defines core deposits as total deposits less time deposits of $250,000 or more, brokered deposits, municipal money market deposits and reciprocal deposit relationships with municipalities. Core deposits decreased by $200.3 million or 3.5% to $5.6 billion at year-end 2022 from $5.8 billion at year-end 2021. Core deposits represented 84.5% of total deposits at December 31, 2022, compared to 85.1% of total deposits at December 31, 2021.

Municipal money market accounts and reciprocal deposit relationships with municipalities totaled $679.0 million at year-end 2022, which decreased 18.12% from year-end 2021. In general, there is a seasonal pattern to municipal deposits starting with a low point during July and August. Account balances tend to increase throughout the fall and into the winter months from tax deposits and receive an additional inflow at the end of March from the electronic deposit of state funds.

The Company uses both retail and wholesale repurchase agreements. Retail repurchase agreements are arrangements with local customers of the Company, in which the Company agrees to sell securities to the customer with an agreement to repurchase those securities at a specified later date. Retail repurchase agreements totaled $56.3 million at December 31, 2022, and $66.8 million at December 31, 2021. Management generally views local repurchase agreements as an alternative to large time deposits. Refer to "Note 8 Federal Funds Purchased and Securities Sold Under Agreements to Repurchase" in Notes to Consolidated Financial Statements in Part II, "Item 8. Financial Statements and Supplementary Data" of this Report on Form 10-K for further details on the Company’s repurchase agreements.

The Company’s other borrowings totaled $291.3 million at year-end 2022, which were up $167.3 million over prior year end. Loan growth and lower deposit balances compared to year-end 2021 contributed to the increase in borrowings year-over-year. The $291.3 million in borrowings at December 31, 2022, represented $241.3 million in overnight advances from the FHLB and $50.0 million in term advances from the FHLB. Borrowings of $124.0 million at year-end 2021 represented $14.0 million in overnight borrowings and $110.0 million in FHLB term advances. Of the $50.0 million in FHLB term advances at year-end 2022, $40.0 million are due in over one year. Refer to "Note 9 - Other Borrowings" in Notes to Consolidated Financial Statements in Part II, "Item 8. Financial Statements and Supplementary Data" of this Report on Form 10-K for further details on the Company’s term borrowings with the FHLB.

Liquidity Management

The objective of liquidity management is to ensure the availability of adequate funding sources to satisfy the demand for credit, deposit withdrawals, operating expenses, and business investment opportunities. The Company’s large, stable core deposit base and strong capital position are the foundation for the Company’s liquidity position. The Company uses a variety of resources to meet its liquidity needs, which include deposits, cash and cash equivalents, short-term investments, cash flow from lending and investing activities, repurchase agreements, and borrowings. The Company may also use borrowings as part of a growth strategy. Asset and liability positions are monitored primarily through the Asset/Liability Management Committee of the Company’s subsidiary bank. This Committee reviews periodic reports on the liquidity and interest rate sensitivity positions. Comparisons with industry and peer groups are also monitored. The Company’s strong reputation in the communities it serves, along with its strong financial condition, provides access to numerous sources of liquidity as described below. Management believes these diverse liquidity sources provide sufficient means to meet all demands on the Company’s liquidity that are reasonably likely to occur. Management measures liquidity, including the level of cash, unencumbered securities, and the availability of of dependable borrowing sources. The board has set a policy limit stating that reliable sources of liquidity should remain in excess of 6% of total assets. The ratio was 21.6% of assets at December 31, 2022.

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

Non-core funding sources totaled $1.4 billion at December 31, 2022, an increase of $168.1 million or 14.0% from $1.2 billion at December 31, 2021. The increase is due to lower deposit balances that were replaced by FHLB borrowings. Non-core funding sources as a percentage of total liabilities increased from 17.0% at year-end 2021 to 19.4% at year-end 2022.

Non-core funding sources may require securities to be pledged against the underlying liability. Securities carried at $1.8 billion at December 31, 2022 were either pledged or sold under agreements to repurchase, compared to $1.4 billion at December 31, 2021. Pledged securities or securities sold under agreements to repurchase represented 82.4% of total securities at December 31, 2022, compared to 59.4% of total securities at December 31, 2021.

Cash and cash equivalents totaled $77.8 million at December 31, 2022, a decrease from $63.1 million at December 31, 2021. Short-term investments, consisting of securities due in one year or less, decreased from $77.9 million at December 31, 2021, to $50.3 million at December 31, 2022.

Cash flow from the loan and investment portfolios provides a significant source of liquidity. These assets may have stated maturities in excess of one year, but they have monthly principal reductions. Total mortgage-backed securities, at fair value, were $738.9 million at December 31, 2022 compared with $947.7 million at December 31, 2021. Outstanding principal balances of residential mortgage loans, consumer loans, and leases totaled approximately $1.6 billion at both December 31, 2022 and 2021. Aggregate amortization from monthly payments on these assets provides significant additional cash flow to the Company.

Liquidity is enhanced by ready access to national and regional wholesale funding sources including Federal funds purchased, repurchase agreements, brokered certificates of deposit, and FHLB advances. Through its subsidiary bank, the Company has borrowing relationship with the FHLB and correspondent banks, which provide secured and unsecured borrowing capacity. At December 31, 2022, the unused borrowing capacity on established lines with the FHLB was $1.3 billion.

As members of the FHLB, the Company’s subsidiary banks can use certain unencumbered mortgage-related assets and securities to secure additional borrowings from the FHLB. At December 31, 2022, total unencumbered mortgage loans and securities of the Company were $1.3 billion. Additional assets may also qualify as collateral for FHLB advances upon approval of the FHLB.

The Company has not identified any trends or circumstances that are reasonably likely to result in material increases or decreases in liquidity in the near term.

Table 7 - Loan Maturity

Remaining maturity of loans	December 31, 2022
(In thousands)	Total	Less than 1 year	After 1 year to 5 years	After 5 years to 15 years	After 15 years
Commercial and industrial	$791,529	$217,568	$223,713	$220,351	$129,897
Commercial real estate	2,853,418	93,810	424,172	1,354,025	981,411
Residential real estate	1,534,941	996	26,136	311,141	1,196,668
Total	$5,179,888	$312,374	$674,021	$1,885,517	$2,307,976

Of the loan amounts shown above in Table 7 - Loan Maturity, maturing over 1 year, $2.2 billion have fixed rates and $2.6 billion have adjustable rates.

Off-Balance Sheet Arrangements

In the normal course of business, the Company is party to certain financial instruments, which in accordance with accounting principles generally accepted in the United States, are not included in its Consolidated Statements of Condition. These transactions include commitments under standby letters of credit, unused portions of lines of credit, and commitments to fund new loans and are undertaken to accommodate the financing needs of the Company’s customers. Loan commitments are agreements by the Company to lend monies at a future date. These loan and letter of credit commitments are subject to the same credit policies and reviews as the Company’s loans. Because most of these loan commitments expire within one year from the date of issue, the total amount of these loan commitments as of December 31, 2022, are not necessarily indicative of future cash requirements. Further information on these commitments and contingent liabilities is provided in "Note 17 Commitments and Contingent Liabilities" in Notes to Consolidated Financial Statements in Part II, "Item 8. Financial Statements and Supplementary Data" of this Report on Form 10-K.

Contractual Obligations

The Company leases land, buildings, and equipment under operating lease arrangements extending to the year 2090. Most leases include options to renew for periods ranging from 5 to 20 years. In addition, the Company has a software contract for its core banking application through June 30, 2024 along with contracts for more specialized software programs through 2026. Further information on the Company’s lease arrangements is provided in "Note 6 Premises and Equipment" in Notes to Consolidated Financial Statements in Part II, "Item 8. Financial Statements and Supplementary Data" of this Report on Form 10-K. The Company’s contractual obligations as of December 31, 2022, are shown in Table 8-Contractual Obligations and Commitments below.

Table 8 - Contractual Obligations and Commitments

Contractual cash obligations	At December 31, 2022 Payments due within
(In thousands)	Total	1 year	1-3 years	3-5 years	After 5 years
Long-term debt	$51,117	$10,810	$40,307	$0	$0
Operating leases [1]	44,207	3,995	7,542	6,683	25,987
Software contracts	5,795	2,809	2,664	322	0
Total contractual cash obligations	$101,119	$17,614	$50,513	$7,005	$25,987
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
	For the year ended December 31,
(In thousands, except per share data)	2022	2021	2020	2019	2018
Net income available to common shareholders	$85,030	$89,264	$77,588	$81,718	$82,308
Less: income attributable to unvested stock-based compensations awards	(250)	(615)	(857)	(1,306)	(1315)
Net earnings allocated to common shareholders (GAAP)	84,780	88,649	76,731	80,412	80,993
Diluted earnings per share (GAAP)	5.89	6.05	5.20	5.37	5.35

Adjustments for non-operating income and expense:
Purchase accounting related to redemption of trust preferred securities	0	1,849	0	0	0
Penalties on prepayment of FHLB borrowings	0	2,929	0	0	0
Gain on sale of real estate	0	0	0	0	(2,950)
Write-down of impaired leases	0	0	0	0	2,536
Write-down of real estate pending sale	0	0	673	0	0
Total adjustments	0	4,778	673	0	(414)
Tax expense	0	1,171	165	0	102
Total adjustments, net of tax	0	3,607	508	0	(312)

Net operating income available to common shareholders (Non-GAAP)	84,780	92,256	77,239	80,412	80,681
Weighted average shares outstanding (diluted)	14,404,294	14,648,167	14,751,303	14,973,951	15,132,257
Adjusted diluted earnings per share (Non-GAAP)	5.89	6.30	5.24	5.37	5.33

Net earnings allocated to common shareholders (Non-GAAP)	84,780	92,256	76,731	80,412	80,681
Average Tompkins Financial Corporation shareholders' equity (GAAP)	640,258	723,009	699,554	649,871	589,475
Amortization of intangibles	873	1,317	1,484	1,673	1,771
Tax expense	214	323	364	410	434
Amortization of intangibles, net of tax	659	994	1,120	1,263	1,337
Adjusted net operating income available to common shareholders' (Non-GAAP)	85,439	93,250	77,851	81,675	82,018

Average Tompkins Financial Corporation shareholders' equity	723,009	723,009	698,088	649,871	589,475
Average goodwill and intangibles	94,677	95,719	97,134	98,104	99,999
Average Tompkins Financial Corporation shareholders' tangible common equity (Non-GAAP)	$628,332	$627,290	$600,954	$551,767	$489,476

Adjusted operating return on average shareholders' tangible common equity (Non-GAAP)	13.60%	14.87%	12.95%	14.80%	16.76%

Newly Adopted Accounting Standards

ASU No. 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. Generally, this new guidance strives to improve the accounting for acquired revenue contracts with customers in a business combination by addressing diversity and inconsistency amongst entities in measuring contract assets and liabilities. The update requires that an entity (acquirer) recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606 as if it had originated the contract. Changes in the acquiree’s balance of contract asset and contract liabilities identified as necessary to conform to the acquirer’s accounting policies would result in a reallocation of the purchase price. ASU 2021-08 became effective for the Company on January 1, 2022. As there were no acquisitions during the current year, the adoption of ASU No. 2021-08 had no effect on the financial statements for the current fiscal year, and will apply the guidance prospectively to future acquisitions.

ASU No. 2021-10, Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance. This ASU requires business entities to make annual disclosures about transactions with a government they account for by analogizing to a grant or contribution accounting model under ASC 958-605. ASU 2021-10 became effective for the Company on January 1, 2022, and did not have an impact on our consolidated financial statements.

Accounting Standards Pending Adoption

ASU No. 2022-03, "Fair Value Measurements (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions." The amendments in this update provides clarification on guidance in Topic 820, Fair Value Measurement, when measuring the fair value of an equity security subject to contractual restrictions that prohibit the sale of an equity security and provides new disclosure requirements for equity securities subject to contractual sale restrictions, that are measured at fair value. ASU 2022-06 is effective for fiscal years ending beginning after December 15, 2023 and interim periods in those years, and is not expected to have a significant impact on our consolidated financial statements.

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

The Company’s Board of Directors has set a policy that interest rate risk exposure will remain within a range whereby net interest income will not decline by more than 10% in one year as a result of a 100 basis point parallel change in rates. Based upon the most recent simulation analysis performed as of November 30, 2022, a 200 basis point parallel upward change in interest rates over a one-year time frame would result in a one-year decrease in net interest income from the base case of approximately 4.0%, while a 200 basis point parallel decline in interest rates over a one-year period would result in a one year increase in net interest income of 1.9% from the base case. This simulation assumes no balance sheet growth, no changes in balance sheet mix, deposit rates move in a manner that reflects the historical relationship between deposit rate movement and changes in Federal funds rate, and no management action to address balance sheet mismatches.

The decrease in net interest income in the rising rate scenario is a result of the balance sheet showing a more liability sensitive position over a one year time horizon. As such, in the short-term net interest income is expected to trend slightly below the base assumption, as upward adjustments to rate sensitive deposits and short-term funding outpace increases to asset yields which are concentrated in intermediate to longer-term products. As intermediate and longer-term assets continue to reprice/adjust into higher rate environment and funding costs stabilize, the simulation shows net interest income is expected to trend upwards.

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

The most recent simulation of a base case scenario, which in addition to the above assumptions, also assumes interest rates remain unchanged from the date of the simulation, reflects a net interest margin that is increasing slightly over the next 12 to 18 months.

Although the simulation model is useful in identifying potential exposure to interest rate movements, actual results may differ from those modeled as the repricing, maturity, balance sheet mix, and prepayment characteristics of financial instruments may change to a different degree than modeled. In addition, the model does not reflect actions that management may employ to manage its interest rate risk exposure. The Company’s current liquidity profile, capital position, and growth prospects, offer a level of flexibility for management to take actions that could offset some of the negative effects of unfavorable movements in interest rates. Management believes the current exposure to changes in interest rates is not significant in relation to the earnings and capital strength of the Company.

In addition to the simulation analysis, management uses an interest rate gap measure. Table 9-Interest Rate Risk Analysis below is a Condensed Static Gap Report, which illustrates the anticipated repricing intervals of assets and liabilities as of December 31, 2022. The Company’s one-year interest rate gap was a negative $656.5 million or 8.56% of total assets at December 31, 2022, compared with a negative $331.5 million or 4.24% of total assets at December 31, 2021. The change from year-end 2021 to year-end 2022 is mainly due to the sale of investment securities which were used to reduce borrowings with the FHLB and overall outpace declines in deposit balances. A negative gap position exists when the amount of interest-bearing liabilities maturing or repricing exceeds the amount of interest-earning assets maturing or repricing within a particular time period. This analysis suggests that the Company’s net interest income is moderately at risk in an increasing rate environment over the next 12 months. An interest rate gap measure could be significantly affected by external factors such as a rise or decline in interest rates, loan or securities prepayments, and deposit withdrawals.

Table 9 - Interest Rate Risk Analysis

Condensed Static Gap - December 31, 2022
(In thousands)	Total	0-3 months	3-6 months	6-12 months	12 months
Interest-earning assets[1]	$7,490,808	$976,378	$299,423	$554,986	$1,830,787
Interest-bearing liabilities	4,799,728	2,225,269	86,921	175,127	2,487,317
Net gap position		(1,248,891)	212,502	379,859	(656,530)
Net gap position as a percentage of total assets		(16.28)%	2.77%	4.95%	(8.56)%
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

The Audit/Examining Committee of the board of directors, composed solely of outside directors, meets periodically and privately with management, internal auditors, and the independent registered public accounting firm, KPMG LLP, to review matters relating to the quality of financial reporting, internal accounting control, and the nature, extent, and results of audit efforts. The independent registered public accounting firm and internal auditors have unlimited access to the Audit/Examining Committee to discuss all such matters. The consolidated financial statements have been audited by KPMG LLP for the purpose of expressing an opinion on the consolidated financial statements. In addition, KPMG LLP has audited the Company's internal control over financial reporting, as of December 31, 2022.

/s/ Stephen S. Romaine	/s/ Francis M. Fetsko	Date:	March 1, 2023

Stephen S. Romaine	Francis M. Fetsko
Chief Executive Officer	Chief Financial Officer
Chief Operating Officer

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Tompkins Financial Corporation:

Opinion on Internal Control Over Financial Reporting

We have audited Tompkins Financial Corporation and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statements of condition of the Company as of December 31, 2022 and 2021, the related consolidated statements of income, comprehensive income, cash flows, and changes in shareholders’ equity for each of the years in the three-year period ended December 31, 2022, and the related notes (collectively, the consolidated financial statements), and our report dated March 1, 2023 expressed an unqualified opinion on those consolidated financial statements.

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
March 1, 2023

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Tompkins Financial Corporation:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated statements of condition of Tompkins Financial Corporation and subsidiaries (the Company) as of December 31, 2022 and 2021, the related consolidated statements of income, comprehensive income, cash flows and changes in shareholders’ equity for each of the years in the three-year period ended December 31, 2022, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 1, 2023 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Allowance for Credit Losses- Loans evaluated on a Collective Basis

As discussed in Notes 1 and 4 to the consolidated financial statements, the Company’s allowance for credit losses on loans evaluated on a collective basis (the collective ACL on loans) was $45.931 million out of a total allowance for credit losses on loans of $45.934 million as of December 31, 2022. The collective ACL on loans includes the measure of expected credit losses on a collective (pooled) basis for those loans that share similar risk characteristics. The methodologies apply historical loss information, adjusted for asset-specific characteristics, economic conditions at the measurement date, and forecasts about future economic conditions expected to exist through the contractual lives of the financial assets that are reasonable and supportable. The Company uses a discounted cash flow methodology (DCF methodology) where the respective cash flows for each segment are developed using the assumptions of probability of default (PD), loss given default (LGD), estimated prepayment speeds, and exposure at default. The DCF methodology is calculated at the loan level and aggregated at the segment level; expected credit losses are estimated over the effective life of the loans by measuring the difference between the net present value of modeled cash flows and the amortized cost basis. The Company uses models to develop the PD and LGD, which are derived from internal and selected peer groups’ historical default and loss experience, that incorporate probability weighted economic scenarios and macroeconomic assumptions over a reasonable and supportable forecast period. In order to capture the unique risks of the loan segments within the PD and LGD models, the Company measures expected credit losses at the loan level by segment, by pooling loans when the financial assets share similar risk characteristics. After the reasonable and supportable forecast period, the Company reverts back to a historical loss rate over eight quarters on a straight-line basis. A portion of the collective ACL on loans is comprised of adjustments to historical loss information. These adjustments are based on qualitative factors not reflected in the quantitative model but likely to impact the measurement of estimated credit losses.

We identified the assessment of the collective ACL on loans as a critical audit matter. A high degree of audit effort, including specialized skills and knowledge, and subjective and complex auditor judgment was involved in the assessment of the collective ACL on loans due to significant measurement uncertainty. Specifically, the assessment encompassed the evaluation of the collective ACL on loans methodology, including the methods and models used to estimate the modeled cash flows and other significant assumptions, including portfolio segmentation, estimated prepayment speeds, the economic forecast scenarios and scenario weightings, macroeconomic assumptions, the reasonable and supportable forecast period, the composition of the peer group data, and the historical observation period. The assessment also included the evaluation of the qualitative factors and their significant assumptions, including the effects of limitations inherent in the quantitative model and an evaluation of the conceptual soundness and performance of the PD and LGD models. In addition, auditor judgment was required to evaluate the sufficiency of audit evidence obtained.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the measurement of the collective ACL on loans, including controls over the:

•development of the collective ACL on loans methodology
•continued use and appropriateness of changes made to PD and LGD models
•performance monitoring of the PD and LGD models
•identification and determination and measurement of the significant assumptions used in the PD and LGD models, including prepayment assumptions
•development of the qualitative factors including the significant assumptions used in the measurement of the qualitative factors; and
•analysis of the collective ACL on loans results, trends, and ratios.

We evaluated the Company’s process to develop the collective ACL on loans estimate by testing certain sources of data, factors, and assumptions that the Company used, and considered the relevance and reliability of such data, factors, and assumptions. In addition, we involved credit risk professionals with specialized skills and knowledge, who assisted in:

•evaluating the Company’s collective ACL on loans methodology for compliance with U.S. generally accepted accounting principles
•evaluating judgments made by the Company relative to the development and performance testing of the discounted cash flow model, and other significant assumptions such as prepayment speeds by comparing them to relevant Company-specific metrics and trends and the applicable industry and regulatory practices
•assessing the conceptual soundness and performance testing of the discounted cash flow model, by inspecting the model documentation to determine whether the model is suitable for its intended use
•evaluating the economic forecast scenarios and weightings, by comparing them to the Company’s business environment and relevant industry practices
•evaluating the length of the historical observation period and reasonable and supportable forecast period by comparing them to specific portfolio risk characteristics and trends
•assessing the composition of the peer group by comparing to specific portfolio characteristics and
•evaluating the methodology used to develop the qualitative factors and the effect of those factors on the collective ACL on loans compared with relevant credit risk factors and consistency with credit trends and identified limitations of the underlying quantitative model.

We also assessed the sufficiency of the audit evidence obtained related to the collective ACL on loans by evaluating the:

•cumulative results of the audit procedures
•qualitative aspects of the Company’s accounting practices

•potential bias in the accounting estimate.

/s/ KPMG LLP

We have served as the Company's auditor since 1995.

Rochester, New York
March 1, 2023

TOMPKINS FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CONDITION

(In thousands, except share and per share data)	As of	As of
ASSETS	12/31/2022	12/31/2021

Cash and noninterest bearing balances due from banks	$18,572	$23,078
Interest bearing balances due from banks	59,265	40,029
Cash and Cash Equivalents	77,837	63,107

Available-for-sale debt securities, at fair value (amortized cost of $1,831,791 at December 31, 2022 and $2,063,790 at December 31, 2021)	1,594,967	2,044,513
Held-to-maturity securities, at amortized cost (fair value of $261,692 at December 31, 2022 and $282,288 at December 31, 2021)	312,344	284,009
Equity securities, at fair value	777	902
Total loans and leases, net of unearned income and deferred costs and fees	5,268,911	5,075,467
Less: Allowance for credit losses	45,934	42,843
Net Loans and Leases	5,222,977	5,032,624

Federal Home Loan Bank and other stock	17,720	10,996
Bank premises and equipment, net	82,140	85,416
Corporate owned life insurance	85,556	86,495
Goodwill	92,602	92,447
Other intangible assets, net	2,708	3,643
Accrued interest and other assets	181,058	115,830
Total Assets	7,670,686	7,819,982
LIABILITIES
Deposits:
Interest bearing:
Checking, savings and money market	3,820,739	4,016,025
Time	631,411	639,674
Noninterest bearing	2,150,145	2,135,736
Total Deposits	6,602,295	6,791,435

Federal funds purchased and securities sold under agreements to repurchase	56,278	66,787
Other borrowings	291,300	124,000
Other liabilities	103,423	108,819
Total Liabilities	7,053,296	7,091,041
EQUITY
Tompkins Financial Corporation shareholders' equity:
Common Stock - par value $.10 per share: Authorized 25,000,000 shares; Issued: 14,555,741 at December 31, 2022; and 14,696,911 at December 31, 2021	1,456	1,470
Additional paid-in capital	302,763	312,538
Retained earnings	526,727	475,262
Accumulated other comprehensive loss	(208,689)	(55,950)
Treasury stock, at cost – 128,749 shares at December 31, 2022, and 122,824 shares at December 31, 2021	(6,279)	(5,791)
Total Tompkins Financial Corporation Shareholders’ Equity	615,978	727,529

Noncontrolling interests	1,412	1,412
Total Equity	617,390	728,941
Total Liabilities and Equity	$7,670,686	$7,819,982
 See notes to consolidated financial statements.

TOMPKINS FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

	Year ended December 31,
(In thousands, except per share data)	2022	2021	2020
INTEREST AND DIVIDEND INCOME
Loans	$217,607	$214,684	$227,313
Due from banks	371	343	194
Available-for-sale debt securities	27,929	23,440	25,450
Held-to-maturity securities	4,771	2,075	0
Federal Home Loan Bank stock and Federal Reserve Bank stock	646	776	1,373
Total Interest and Dividend Income	251,324	241,318	254,330
INTEREST EXPENSE
Time certificates of deposits of $250,000 or more	2,298	2,202	3,175
Other deposits	13,870	8,645	16,789
Federal funds purchased and securities sold under agreements to repurchase	60	64	95
Trust preferred debentures	0	2,233	1,133
Other borrowings	4,815	4,382	7,799
Total Interest Expense	21,043	17,526	28,991
Net Interest Income	230,281	223,792	225,339
Less: Provision (Credit) for Credit Loss Expense	2,789	(2,219)	17,213
Net Interest Income After Provision for Credit Loss Expense	227,492	226,011	208,126
NONINTEREST INCOME
Insurance commissions and fees	36,201	34,836	31,505
Investment services income	18,091	19,388	17,520
Service charges on deposit accounts	7,365	6,347	6,312
Card services income	11,024	10,826	9,263
Other income	5,925	7,203	8,817
Net (loss) gain on securities transactions	(634)	249	443
Total Noninterest Income	77,972	78,849	73,860
NONINTEREST EXPENSES
Salaries and wages	98,261	96,038	92,519
Other employee benefits	24,969	24,172	24,812
Net occupancy expense of premises	13,093	13,179	12,930
Furniture and fixture expense	8,058	8,328	7,846
Amortization of intangible assets	873	1,317	1,484
Other operating expenses	50,497	47,253	44,729
Total Noninterest Expenses	195,751	190,287	184,320
Income Before Income Tax Expense	109,713	114,573	97,666
Income Tax Expense	24,557	25,182	19,924
Net Income Attributable to Noncontrolling Interests and Tompkins Financial Corporation	85,156	89,391	77,742
Less: Net income attributable to noncontrolling interests	126	127	154
Net Income Attributable to Tompkins Financial Corporation	$85,030	$89,264	$77,588
Basic Earnings Per Share	$5.92	$6.08	$5.22
Diluted Earnings Per Share	$5.89	$6.05	$5.20
See notes to consolidated financial statements.

TOMPKINS FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year ended December 31,
(In thousands)	2022	2021	2020
Net income attributable to noncontrolling interests and Tompkins Financial Corporation	$85,156	$89,391	$77,742
Other comprehensive income (loss), net of tax:

Available-for-sale debt securities:
Change in net unrealized gain (loss) during the period	(173,240)	(34,961)	16,894
Reclassification adjustment for net realized (gain) loss on sale included in available-for-sale debt securities	8,997	(208)	(324)

Employee benefit plans:
Net retirement plan gain (loss)	9,634	8,898	(7,028)
Amortization of net retirement plan actuarial gain	1,706	2,228	1,786
Amortization of net retirement plan prior service cost	164	167	162
Other comprehensive (loss) income	(152,739)	(23,876)	11,490

Subtotal comprehensive (loss) income attributable to noncontrolling interests and Tompkins Financial Corporation	(67,583)	65,515	89,232
Less: Total comprehensive income attributable to noncontrolling interests	(126)	(127)	(154)
Total comprehensive (loss) income attributable to Tompkins Financial Corporation	$(67,709)	$65,388	$89,078

See notes to consolidated financial statements.

TOMPKINS FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
(In thousands)	2022	2021	2020
OPERATING ACTIVITIES
Net income attributable to Tompkins Financial Corporation	$85,030	$89,264	$77,588
Adjustments to reconcile net income to net cash provided by operating activities:
Provision (credit) for credit loss expense	2,789	(2,219)	17,213
Depreciation and amortization of premises, equipment, and software	10,684	10,250	10,192
Amortization of intangible assets	873	1,317	1,484
Earnings from corporate owned life insurance	(1,162)	(1,879)	(2,188)
Net amortization on securities	5,595	11,758	10,737
Amortization/accretion related to purchase accounting	(921)	(912)	(1,066)
Deferred income tax expense (benefit)	910	1,798	(6,284)
Net loss (gain) on securities transactions	634	(249)	(443)
Penalties on prepayment of FHLB borrowings	0	2,929	0
Net gain on sale of loans originated for sale	(155)	(943)	(2,054)
Proceeds from sale of loans originated for sale	9,018	32,460	53,726
Loans originated for sale	(8,658)	(27,354)	(55,232)
Loss on redemption of trust preferred debentures	0	1,845	139
Net gain on sale of bank premises and equipment	(105)	(21)	(3)
Net excess tax benefit from stock based compensation	365	609	118
Stock-based compensation expense	4,343	5,145	4,733
Decrease in accrued interest receivable	(2,268)	9,428	(12,732)
Decrease in accrued interest payable	519	(826)	(759)
Other, net	(4,151)	(11,223)	6,218
Net Cash Provided by Operating Activities	103,340	121,177	101,387
INVESTING ACTIVITIES
Proceeds from maturities, calls and principal paydowns of available-for-sale debt securities	208,655	453,735	545,617
Proceeds from sales of available-for-sale debt securities	160,638	142,679	42,333
Purchases of available-for-sale debt securities	(154,820)	(1,071,810)	(904,913)
Purchases of held-to-maturity securities	(28,320)	(283,992)	0
Proceeds from sale of VISA Class B shares	11,407	0	0
Net (increase) decrease in loans	(193,010)	175,162	(340,475)
Proceeds from sale/redemptions of Federal Home Loan Bank stock	81,402	9,182	42,706
Purchases of Federal Home Loan Bank and other stock	(88,126)	(3,796)	(25,393)
Proceeds from sale of bank premises and equipment	223	95	22
Purchases of bank premises, equipment and software	(8,168)	(4,741)	(4,551)
Redemption of corporate owned life insurance	2,106	169	446
Other, net	(431)	23	489
Net Cash Used in Investing Activities	(8,444)	(583,294)	(643,719)
FINANCING ACTIVITIES
Net (decrease) increase in demand, money market, and savings deposits	(180,877)	460,243	1,153,611
Net (decrease) increase in time deposits	(7,740)	(106,063)	71,809
Net (decrease) increase in Federal funds purchased and securities sold under agreements to repurchase	(10,509)	942	5,499
Increase in other borrowings	435,900	14,000	74,583
Repayment of other borrowings	(268,600)	(157,929)	(467,683)
Redemption of trust preferred debentures	0	(15,150)	(4,124)
Cash dividends	(33,565)	(32,415)	(31,359)
Repurchase of common stock	(15,430)	(23,773)	(9,414)
Shares issued for dividend reinvestment plan	0	2	1,825
Shares issued for employee stock ownership plan	2,951	0	0
Net shares issued related to restricted stock awards	(1,758)	(2,292)	(1,682)
Net proceeds from exercise of stock options	(538)	(803)	(253)
Net Cash (Used) Provided by Financing Activities	(80,166)	136,762	792,812
Net Increase (Decrease) in Cash and Cash Equivalents	14,730	(325,355)	250,480
Cash and cash equivalents at beginning of period	63,107	388,462	137,982
Total Cash and Cash Equivalents at End of Period	$77,837	$63,107	$388,462

TOMPKINS FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

Supplemental Cash Flow Information

	Year ended December 31,
(In thousands)	2022	2021	2020

Cash paid during the year for - Interest	$21,047	$16,920	$30,340
Cash paid during the year for - Taxes	23,898	28,630	22,893
Transfer of loans to other real estate owned	351	46	192
Right-of-use assets obtained in exchange for new lease liabilities	2,498	2,280	1,256

See notes to consolidated financial statements.

 TOMPKINS FINANCIAL CORPORATION
 CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(In thousands except share and per share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Non- controlling Interests	Total
Balances at December 31, 2019	$1,501	$338,507	$370,477	$(43,564)	$(5,279)	$1,412	$663,054
Impact of adoption of ASU 2016-13			1,707				1,707
Net income attributable to noncontrolling interests and Tompkins Financial Corporation			77,588			154	77,742
Other comprehensive income				11,490			11,490
Total Comprehensive Income							89,232
Cash dividends ($2.10 per share)			(31,359)				(31,359)
Net exercise of stock options (3,775 shares)	1	(254)					(253)
Common stock repurchased and returned to unissued status (127,690 shares)	(13)	(9,401)					(9,414)
Stock-based compensation expense		4,733					4,733
Shares issued for dividend reinvestment plan (29,842 shares)	3	1,822					1,825
Directors deferred compensation plan (893 shares)		255			(255)		0
Restricted stock activity (43,963 shares)	4	(1,686)					(1,682)
Partial repurchase of noncontrolling interest						(6)	(6)
Dividend to noncontrolling interests						(148)	(148)
Balances at December 31, 2020	$1,496	$333,976	$418,413	$(32,074)	$(5,534)	$1,412	$717,689
Net income attributable to noncontrolling interests and Tompkins Financial Corporation			89,264			127	89,391
Other comprehensive loss				(23,876)			(23,876)
Total Comprehensive Income							65,515
Cash dividends ($2.19 per share)			(32,415)				(32,415)
Net exercise of stock options (13,498 shares)	2	(805)					(803)
Common stock repurchased and returned to unissued status (304,513 shares)	(30)	(23,743)					(23,773)
Stock-based compensation expense		5,145					5,145
Shares issued for dividend reinvestment plan (32 shares)	0	2					2
Directors deferred compensation plan (140 shares)		257			(257)		0
Restricted stock activity (23,505 shares)	2	(2,294)					(2,292)
Partial repurchase of noncontrolling interest						(2)	(2)
Dividend to noncontrolling interests						(125)	(125)
Balances at December 31, 2021	$1,470	$312,538	$475,262	$(55,950)	$(5,791)	$1,412	$728,941

TOMPKINS FINANCIAL CORPORATION
 CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (continued)

(In thousands except share and per share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Non- controlling Interests	Total
Balances at December 31, 2021	$1,470	$312,538	$475,262	$(55,950)	$(5,791)	$1,412	$728,941
Net income attributable to noncontrolling interests and Tompkins Financial Corporation			85,030			126	85,156
Other comprehensive loss				(152,739)			(152,739)
Total Comprehensive Loss							(67,583)
Cash dividends ($2.31 per share)			(33,565)				(33,565)
Net exercise of stock options (6,465 shares)	1	(539)					(538)
Common stock repurchased and returned to unissued status (197,979 shares)	(20)	(15,410)					(15,430)
Stock-based compensation expense		4,343					4,343
Shares issued for employee stock ownership plan (37,454 shares)	4	2,947					2,951
Directors deferred compensation plan (4,040 shares)		488			(488)		0
Restricted stock activity (12,890 shares)	1	(1,759)					(1,758)
Adjustment to goodwill		155					155
Dividend to noncontrolling interests						(126)	(126)
Balances at December 31, 2022	$1,456	$302,763	$526,727	$(208,689)	$(6,279)	$1,412	$617,390

See notes to consolidated financial statements.

Note 1 Summary of Significant Accounting Policies

Basis Of Presentation
Tompkins Financial Corporation ("Tompkins" or "the Company") is a registered Financial Holding Company with the Federal Reserve Board pursuant to the Bank Holding Company Act of 1956, as amended, organized under the laws of New York State. Effective January 1, 2022, the Company's four wholly-owned banking subsidiaries were combined into one bank, with the Bank of of Castile, Mahopac Bank, and VIST Bank merging with and into Tompkins Trust Company (the "Trust Company") with the Trust Company as the surviving institution. Immediately following the merger, the Trust Company changed its name to Tompkins Community Bank. Tompkins is the parent company of Tompkins Community Bank, and Tompkins Insurance Agencies, Inc. ("Tompkins Insurance"). Tompkins Community Bank provides a full array of trust and investment services under the Tompkins Financial Advisors brand. Unless the context otherwise requires, the term "Company" refers to Tompkins Financial Corporation and its subsidiaries.

The consolidated financial information included herein combines the results of operations, the assets, liabilities, and shareholders’ equity (including comprehensive income or loss) of the Company and all entities in which the Company has a controlling financial interest. All significant intercompany balances and transactions are eliminated in consolidation.

The Company determines whether it has a controlling financial interest in an entity by first evaluating whether the entity is a voting interest entity or a variable interest entity under GAAP. Voting interest entities are entities in which the total equity investment at risk is sufficient to enable the entity to finance itself independently and provides the equity holders with the obligation to absorb losses, the right to receive residual returns and the right to make decisions about the entity’s activities. The Company consolidates voting interest entities in which it has all, or at least a majority of, the voting interest. As defined in applicable accounting standards, variable interest entities (VIEs) are entities that lack one or more of the characteristics of a voting interest entity. A controlling financial interest in a VIE is present when the Company has both the power and ability to direct the activities of the VIE that most significantly impact the VIE’s economic performance and an obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE.

The consolidated financial statements have been prepared in accordance with GAAP. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclose contingent assets and liabilities, at the date of the financial statements and the reported amounts of revenue and expense during the reporting period. Actual results could differ from those estimates. Significant items subject to such estimates and assumptions include the allowance for credit losses, valuation of goodwill and intangible assets, deferred income tax assets, and obligations related to employee benefits.

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

Cash and Cash Equivalents
Cash and cash equivalents in the Consolidated Statements of Cash Flows include cash and noninterest bearing balances due from banks, interest-bearing balances due from banks, Federal funds sold, and money market funds. Management regularly evaluates the credit risk associated with the counterparties to these transactions and believes that the Company is not exposed to any significant credit risk on cash and cash equivalents. Historically, banks have been required to maintain reserve balances by the Federal Reserve Bank. However, due to the COVID-19 pandemic, the Federal Reserve Board reduced reserve requirement ratios to zero percent effective March 26, 2020. The Federal Reserve Board has stated that it has no plans to re-impose reserve requirements, but that it may adjust reserve requirements ratios in the future if conditions warrant. At both December 31, 2022 and December 31, 2021, there was no reserve requirements for the Company's banking subsidiary.

Securities
Management determines the appropriate classification of debt securities at the time of purchase. Securities are classified as held-to-maturity when the Company has the positive intent and ability to hold the securities to maturity. Held-to-maturity securities are stated at amortized cost. Debt securities not classified as held-to-maturity securities are classified as either available-for-sale or trading. Available-for-sale debt securities are stated at fair value with the unrealized gains and losses, net of tax, excluded from earnings and reported as a separate component of accumulated comprehensive income or loss, in shareholders’ equity. Trading securities are stated at fair value, with unrealized gains or losses included in earnings. Equity securities with a readily determinable fair value are reported at fair value with net unrealized gains and losses recognized in the consolidated statements of income. Certain equity securities that do not have a readily determinable fair value are stated at cost. Shares of stock of the Federal Home Loan Bank of New York, are also carried at cost.

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

Beginning January 1, 2020, for available-for-sale debt securities in an unrealized loss position, at least quarterly, the Company evaluates the securities to determine whether the decline in the fair value below the amortized cost basis (impairment) is due to credit-related factors or noncredit-related factors. Any impairment that is not credit-related is recognized in other comprehensive income (loss), net of applicable taxes. Credit-related impairment is recognized as an allowance for credit losses ("ACL") on the Statements of Condition, limited to the amount by which the amortized cost basis exceeds the fair value, with a corresponding adjustment to earnings. Both the ACL and the adjustment to net income may be reversed if conditions change. However, if the Company intends to sell an impaired available-for-sale debt security or more likely than not will be required to sell such a security before recovering its amortized cost basis, the entire impairment amount must be recognized in earnings with a corresponding adjustment to the security’s amortized cost basis. Because the security’s amortized cost basis is adjusted to fair value, there is no ACL in this situation. Changes in the allowance for credit losses are recorded as provision (credit) for credit loss expense. Losses are charged against the ACL when management believes the uncollectability of an available-for-sale debt security is confirmed or when either of the criteria regarding intent or requirement to sell is met.

Management measures expected credit losses on held-to-maturity debt securities on a collective basis by major security type with each type sharing similar risk characteristics and considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts. As of December 31, 2022, the held-to-maturity portfolio consisted of U.S. Treasury securities and securities issued by U.S. government-sponsored enterprises, including the Federal National Mortgage Agency and the Federal Farm Credit Banks Funding Corporation. U.S. Treasury securities are backed by the full faith and credit of and/or guaranteed by the U.S. government, and it is expected that the securities will not be settled at prices less than the amortized cost basis of the securities. Securities issued by U.S. government agencies or U.S. government-sponsored enterprises carry the explicit and/or implicit guarantee of the U.S. government, are widely recognized as "risk-free," and have a long history of zero credit loss.

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

Residential real estate loans originated and intended for sale in the secondary market are carried at the lower of aggregate cost or estimated fair value. Fair value is determined on the basis of the rates quoted in the secondary market. Net unrealized losses attributable to changes in market interest rates are recognized through a valuation allowance by charges to income. Loans are generally sold on a non-recourse basis with servicing retained. Any gain or loss on the sale of loans is recognized at the time of sale as the difference between the recorded basis in the loan and the net proceeds from the sale. The Company may use commitments at the time loans are originated or identified for sale to mitigate interest rate risk. The commitments to sell loans and the commitments to originate loans held-for-sale at a set interest rate, if originated, are considered derivatives under Accounting Standard Codification ("ASC") Topic 815 Derivatives and Hedging. The impact of the estimated fair value adjustment was not significant to the consolidated financial statements.

Interest income on loans is accrued and credited to income based upon the principal amount outstanding. Loan origination fees and costs are deferred and recognized over the life of the loan as an adjustment to yield. Loans are considered past due if the required principal and interest payments have not been received as of the date such payments are due. Loans and leases, including individually evaluated loans, are generally classified as nonaccrual if they are past due as to maturity or payment of principal or interest for a period of more than 90 days, unless such loans are well secured and in the process of collection. Loans that are past due less than 90 days may also be classified as nonaccrual if repayment in full of principal or interest is in doubt.

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

Prior to January 1, 2020, loans acquired in a business combination that had evidence of deterioration of credit quality since origination and for which it was probable, at acquisition, that the Company would be unable to collect all contractually required payments receivable were considered purchased credit impaired ("PCI") loans. PCI loans were individually evaluated and recorded at fair value at the date of acquisition with no initial valuation allowance based on a discounted cash flow methodology that considered various factors including the type of loan and related collateral, classification status, fixed or variable interest rate, term of loan and whether or not the loan was amortizing, and a discount rate reflecting the Company’s assessment of risk inherent in the cash flow estimates. The difference between the undiscounted cash flows expected at acquisition and the investment in the loan, or the "accretable yield," was recognized as interest income on a level-yield method over the life of the loan. Contractually required payments for interest and principal that exceeded the undiscounted cash flows expected at acquisition, or the "non-accretable difference," were not recognized on the Statement of Condition and did not result in any yield adjustments, loss accruals or valuation allowances. Increases in expected cash flows, including prepayments, subsequent to the initial investment were recognized prospectively through adjustment of the yield on the loan over its remaining life. Decreases in expected cash flows were recognized as impairment. Valuation allowances on PCI loans reflected only losses incurred after the acquisition (meaning the present value of all cash flows expected at acquisition that ultimately were not to be received).

Commencing January 1, 2020, in connection with the Company's adoption of ASU 2016-13 Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, and its related amendments, loans acquired in a business combination that have experienced more-than-insignificant deterioration in credit quality since origination are considered purchased credit deteriorated ("PCD") loans. At the acquisition date, an estimate of expected credit losses is made for groups of PCD loans with similar risk characteristics and individual PCD loans without similar risk characteristics. This initial allowance for credit losses is allocated to individual PCD loans and added to the purchase price or acquisition date fair values to establish the initial amortized cost basis of the PCD loans. As the initial allowance for credit losses is added to the purchase price, there is no credit loss expense recognized upon acquisition of a PCD loan. Any difference between the unpaid principal balance of PCD loans and the amortized cost basis is considered to relate to noncredit factors and results in a discount or premium. Discounts and premiums are recognized through interest income on a level-yield method over the life of the loans. All loans considered to be PCI prior to January 1, 2020 were converted to PCD on that date.

The subsequent measurement of expected credit losses for all acquired loans is the same as the subsequent measurement of expected credit losses for originated loans.

Allowance for Credit Losses – Loans
The Company adopted ASU 2016-13 on January 1, 2020 using the modified retrospective approach. The Company recorded a net increase to retained earnings of $1.7 million, upon adoption. The transition adjustment includes a decrease in the allowance for credit losses on loans of $2.5 million, and an increase in the allowance for credit losses on off-balance sheet credit exposures of $400,000, net of the corresponding decrease in deferred tax assets of $400,000. The following policies noted are under the current expected credit losses methodology. Under the current expected credit loss model, the ACL on loans is a valuation allowance estimated at the balance sheet date in accordance with GAAP that is deducted from the loans’ amortized cost basis to present the net amount expected to be collected on the loans.

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

The Company measures expected credit losses of financial assets at the loan level by segment, by pooling loans when the financial assets share similar risk characteristics. Depending on the nature of the pool of financial assets with similar risk characteristics, the Company uses a discounted cash flow ("DCF") method to estimate the expected credit losses. Allowance on loans that do not share risk characteristics are evaluated on an individual basis. The Company assigns a credit risk rating to all commercial and commercial real estate loans. The Company reviews commercial and commercial real estate loans rated Substandard or worse, on nonaccrual, and greater than $250,000 for loss potential and when deemed appropriate, assigns an allowance based on an individual evaluation.

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

The combination of adjustments for credit expectations (default and loss) and timing expectations (prepayment, curtailment, and time to recovery) produces an expected cash flow stream at the instrument level. Instrument effective yield is calculated, net of the impacts of prepayment assumptions, and the instrument expected cash flows are then discounted at that effective yield to produce an instrument-level net present value of expected cash flows ("NPV"). An ACL is established for the difference between the instrument’s NPV and amortized cost basis.

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

For acquired credit impaired loans accounted for under FASB ASC Topic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality, ("ASC Topic 310-30"), the Company’s allowance for loan and lease losses was estimated based upon our expected cash flows for these loans. To the extent that we experienced a deterioration in borrower credit quality resulting in a decrease in our expected cash flows subsequent to the acquisition of the loans, an allowance for loan losses would be established based on our estimate of future credit losses over the remaining life of the loans.

For acquired non-credit impaired loans accounted for under FASB ASC Topic 310-20, Nonrefundable Fees and Other Costs, ("ASC Topic 310-20"), the Company’s allowance for loan and lease losses was maintained through provisions for loan losses based upon an evaluation process that was similar to our evaluation process used for originated loans. This evaluation, which included a review of loans on which full collectability may not be reasonably assured, it considered, among other matters, the estimated fair value of the underlying collateral, economic conditions, historical net loan loss experience, carrying value of the loans, which included the remaining net purchase discount or premium, and other factors that warrant recognition in determining our allowance for loan losses.

Troubled Debt Restructuring
A loan that has been modified or renewed is considered a troubled debt restructuring ("TDR") when two conditions are met: 1) the borrower is experiencing financial difficulty and 2) concessions are made for the borrower's benefit that would not otherwise be considered for a borrower or transaction with similar credit risk characteristics. The Company’s ACL reflects all effects of a TDR when an individual asset is specifically identified as a reasonably expected TDR. The Company has determined that a TDR is reasonably expected no later than the point when the lender concludes that modification is the best course of action and it is at least reasonably possible that the troubled borrower will accept some form of concession from the lender to avoid a default. Reasonably expected TDRs and executed non-performing TDRs are evaluated individually to determine the required ACL. TDRs performing in accordance with their modified contractual terms for a reasonable period of time, generally six months, may be included in the Company’s existing pools based on the underlying risk characteristics of the loan to measure the ACL.

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

Leases
The Company leases certain office facilities and office equipment under operating leases. The Company also own certain office facilities which it leases to outside parties under operating lessor leases; however, such leases are not significant. For operating leases other than those considered to be short-term, defined as leases of 12 months or less, the Company recognizes operating lease right-of-use ("ROU") assets and related lease liabilities at the time of lease commencement. ROU assets represent the Company's right to use the underlying asset for the lease term and the lease liabilities represent the Company's obligation to make lease payments under the leases. ROU assets and operating lease liabilities are reported as components of accrued interest and other assets and other liabilities, respectively, on our accompanying consolidated balance sheets. Leases with terms of 12 months or less are recognized in the income statement over the lease term.

In recognizing ROU assets and related lease liabilities, the Company accounts for lease and non-lease components (such as taxes,insurance, and common area maintenance costs) separately as such amounts are generally readily determinable under our lease contracts. To estimate the present value of lease payments over the expected lease term, the Company uses interest rates on advances from the FHLB at the time of commencement. The Company's lease term may include options to extend or terminate the leases when it is reasonably certain that the option will be exercised. Lease expense is recognized on a straight-line basis over the lease term and is included net occupancy expense of premises in the Company consolidated statements of income.

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

Tax Credit Investments
The Company accounts for its investments in qualified affordable housing projects using the proportional amortization method. Under that method, the Company amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the net investment performance in the income statement as a component of income tax expense. As of December 31, 2022 and 2021, the Company's remaining investment in qualified affordable housing projects, net of amortization totaled $2.5 million and $97,000, respectively.

Securities Sold Under Agreements to Repurchase
Securities sold under agreements to repurchase (repurchase agreements) are agreements in which the Company transfers the underlying securities to a third-party custodian’s account that explicitly recognizes the Company’s interest in the securities. The agreements are accounted for as secured financing transactions provided the Company maintains effective control over the transferred securities and meets other criteria as specified in FASB ASC Topic 860, Transfers and Servicing ("ASC Topic 860"). The Company’s agreements are accounted for as secured financings; accordingly, the transaction proceeds are reflected as liabilities and the securities underlying the agreements continue to be carried in the Company’s securities portfolio.

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

Earnings Per Share
Basic earnings per share is calculated by dividing net income available to common shareholders by the weighted average number of shares outstanding during the year, exclusive of shares represented by the unvested portion of restricted stock and restricted stock units. Diluted earnings per share is calculated by dividing net income available to common shareholders by the weighted average number of shares outstanding during the year plus the dilutive effect of the unvested portion of restricted stock and restricted stock units and stock issuable upon conversion of common stock equivalents (primarily stock options) or certain other contingencies. The Company uses authoritative accounting guidance under ASC Topic 260, Earnings Per Share, which provides that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. The Company has issued stock-based compensation awards that included restricted stock awards that contain such rights and are thus considered participating securities. The Company has also issued restricted stock awards that do not contain non-forfeitable rights to dividends or dividend equivalents.

Segment Reporting
The Company manages its operations through three reportable business segments in accordance with the standards set forth in FASB ASC Topic 280, "Segment Reporting". The three segments are: (i) banking ("Banking"), (ii) insurance ("Tompkins Insurance Agencies, Inc.") and (iii) wealth management ("Tompkins Financial Advisors"). The Company’s insurance services and wealth management services are managed separately from the Bank. Additional information on the segments is presented in Note 22- "Segment and Related Information."

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

Pension and Other Employee Benefits
The Company maintains noncontributory defined-benefit and defined contribution plans, which cover substantially all employees of the Company. In addition, the Company also maintains supplemental employee retirement plans for certain executives and a post-retirement life and healthcare plan. These plans are discussed in detail in Note 11 "Employee Benefit Plans". The Company incurs certain employment-related expenses associated with these plans. In order to measure the expense associated with these plans, various assumptions are made including the discount rate used to value certain liabilities, expected return on plan assets, anticipated mortality rates, and expected future healthcare costs. The assumptions are based on historical experience as well as current facts and circumstances. A third-party actuarial firm is used to assist management in measuring the expense and liability associated with the plans. The Company uses a December 31 measurement date for its plans. As of the measurement date, plan assets are determined based on fair value, generally representing observable market prices. The projected benefit obligation is primarily determined based on the present value of projected benefit distributions at an assumed discount rate.

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

Fair Value Measurements
The Company accounts for the provisions of FASB ASC Topic 820, Fair Value Measurements and Disclosures ("ASC Topic 820"), for financial assets and financial liabilities. ASC Topic 820 defines fair value, establishes a framework for measuring fair value in accordance with GAAP, and expands disclosures about fair value measurements. See Note 19 "Fair Value Measurements".

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

Note 2 Securities

Available-for-Sale Debt Securities
The following tables summarize available-for-sale debt securities held by the Company at December 31, 2022 and 2021:

December 31, 2022	Available-for-Sale Debt Securities
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasuries	$190,170	$0	$22,919	$167,251
Obligations of U.S. Government sponsored entities	681,192	0	80,025	601,167
Obligations of U.S. states and political subdivisions	93,599	8	8,326	85,281
Mortgage-backed securities – residential, issued by
U.S. Government agencies	58,727	12	6,071	52,668
U.S. Government sponsored entities	805,603	0	119,381	686,222
U.S. corporate debt securities	2,500	0	122	2,378
Total available-for-sale debt securities	$1,831,791	$20	$236,844	$1,594,967

December 31, 2021	Available-for-Sale Debt Securities
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasuries	$160,291	$85	$2,542	$157,834
Obligations of U.S. Government sponsored entities	843,218	4,527	15,372	832,373
Obligations of U.S. states and political subdivisions	102,177	2,092	100	104,169
Mortgage-backed securities – residential, issued by
U.S. Government agencies	76,502	1,187	532	77,157
U.S. Government sponsored entities	879,102	5,735	14,281	870,556
U.S. corporate debt securities	2,500	0	76	2,424
Total available-for-sale debt securities	$2,063,790	$13,626	$32,903	$2,044,513

Held-to-Maturity Securities
The following tables summarize held-to-maturity debt securities held by the Company at December 31, 2022 and 2021:

December 31, 2022	Held-to-Maturity Securities
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasuries	$86,478	$0	$12,937	$73,541
Obligations of U.S. Government sponsored entities	225,866	$0	37,715	188,151
Total held-to-maturity debt securities	$312,344	$0	$50,652	$261,692

	Held-to-Maturity Securities
December 31, 2021	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(In thousands)
U.S. Treasuries	$86,689	$279	$600	$86,368
Obligations of U.S. Government sponsored entities	197,320	389	1,789	195,920
Total held-to-maturity debt securities	$284,009	$668	$2,389	$282,288

The following table sets forth information with regard to sales transactions of debt securities available-for-sale:

	Year ended December 31,
(In thousands)	2022	2021	2020
Proceeds from sales	$160,638	$142,679	$42,333
Gross realized gains	0	1,126	179
Gross realized losses	(11,916)	(851)	0
Net (loss) gain on sales of available-for-sale debt securities	$(11,916)	$275	$179

The Company's available-for-sale and held-to-maturity debt securities portfolios includes callable securities that may be called prior to maturity. The Company recognized $0 gains on called securities for the years ending December 31, 2022 and 2021, and gross gains on called securities of $251,000 for the year ending December 31, 2020. The Company also recognized net losses of $125,000 and $26,000 on equity securities for the years ended December 31, 2022 and December 31, 2021 and net gains of $13,000 for the year ended December 31, 2020, respectively, reflecting the change in fair value.

In the fourth quarter of 2022, the Company sold its VISA Class B common shares for $11.4 million. The shares had no carrying value on the Company's balance sheet, and the Company had no historical cost basis in the shares, thus the $11.4 million was realized as a pre-tax gain. The Company received the shares as part of its membership interest in VISA in March 2008.

The following table summarizes available-for-sale debt securities that had unrealized losses at December 31, 2022:

December 31, 2022	Available-for-Sale Debt Securities
	Less than 12 Months		12 Months or Longer		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasuries	$28,602	$2,132	$138,649	$20,787	$167,251	$22,919
Obligations of U.S. Government sponsored entities	143,794	7,508	457,373	72,517	601,167	80,025
Obligations of U.S. states and political subdivisions	46,638	2,385	33,435	5,941	80,073	8,326
Mortgage-backed securities – residential, issued by
U.S. Government agencies	22,945	1,258	29,356	4,813	52,301	6,071
U.S. Government sponsored entities	186,690	16,869	499,532	102,512	686,222	119,381
U.S. corporate debt securities	0	0	2,378	122	2,378	122
Total available-for-sale debt securities	$428,669	$30,152	$1,160,723	$206,692	$1,589,392	$236,844

The following table summarizes held-to-maturity debt securities that had unrealized losses at December 31, 2022:

December 31, 2022	Held-to-Maturity Securities
	Less than 12 Months		12 Months or Longer		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasuries	$0	$0	$73,542	$12,937	$73,542	$12,937
Obligations of U.S. Government sponsored entities	24,543	3,903	163,607	33,812	188,150	37,715
Total held-to-maturity securities	$24,543	$3,903	$237,149	$46,749	$261,692	$50,652

Within the available-for-sale and held-to-maturity portfolios, the total number of securities in an unrealized loss position were 635 and 268 at December 31, 2022 and 2021, respectively.

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

Management measures expected credit losses on held-to-maturity debt securities on a collective basis by major security type with each type sharing similar risk characteristics and considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts. Management has made the accounting policy election to exclude accrued interest receivable on held-to-maturity debt securities from the estimate of credit losses. As of December 31, 2022, the held-to- maturity portfolio consisted of U.S. Treasury securities and securities issued by U.S. government-sponsored enterprises, including The Federal National Mortgage Agency and the Federal Farm Credit Banks Funding Corporation. U.S. Treasury securities are backed by the full faith and credit of and/or guaranteed by the U.S. government, and it is expected that the securities will not be settled at prices less than the amortized cost bases of the securities. Securities issued by U.S. government agencies or U.S. government-sponsored enterprises carry the explicit and/or implicit guarantee of the U.S. government, are widely recognized as "risk-free," and have a long history of zero credit loss. As such, the Company did not record an allowance for credit losses for these securities as of December 31, 2022.

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

The Company did not recognize any net credit impairment charge to earnings on investment securities in 2022, 2021, or 2020.

The amortized cost and estimated fair value of debt securities by contractual maturity are shown in the following table. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Mortgage-backed securities are shown separately since they are not due at a single maturity date.

December 31, 2022
(In thousands)	Amortized Cost	Fair Value
Available-for-sale debt securities:
Due in one year or less	$50,922	$50,269
Due after one year through five years	508,880	459,721
Due after five years through ten years	367,743	314,408
Due after ten years	39,916	31,679
Total	967,461	856,077
Mortgage-backed securities	864,330	738,890
Total available-for-sale debt securities	$1,831,791	$1,594,967

December 31, 2021
(In thousands)	Amortized Cost	Fair Value
Available-for-sale debt securities:
Due in one year or less	$77,159	$77,892
Due after one year through five years	474,537	471,776
Due after five years through ten years	501,748	492,573
Due after ten years	54,742	54,559
Total	1,108,186	1,096,800
Mortgage-backed securities	955,604	947,713
Total available-for-sale debt securities	$2,063,790	$2,044,513

December 31, 2022
(In thousands)	Amortized Cost	Fair Value
Held-to-maturity securities:
Due after five years through ten years	$312,344	$261,692
Total held-to-maturity debt securities	$312,344	$261,692

December 31, 2021
(In thousands)	Amortized Cost	Fair Value
Held-to-maturity securities:
Due after five years through ten years	$284,009	$282,288
Total held-to-maturity debt securities	$284,009	$282,288

Trading Securities
The Company had no securities designated as trading during 2022 or 2021.

Pledged Securities
The Company pledges securities as collateral for public deposits and other borrowings, and sells securities under agreements to repurchase. See "Note 8 - Securities Sold Under Agreements to Repurchase and Federal Funds Purchased" for further discussion. Securities carried of $1.8 billion and $1.4 billion, at December 31, 2022 and 2021, respectively, were either pledged or sold under agreements to repurchase.

Concentrations of Securities
Except for U.S. government securities, there were no holdings, when taken in the aggregate, of any single issuer that exceeded 10% of shareholders’ equity at December 31, 2022.

Equity Securities
The Company invests in one CRA qualified equity fund. This security is carried at fair value.

Investment in Small Business Investment Companies
The Company has equity investments in small business investment companies ("SBIC") established for the purpose of providing financing to small businesses in market areas served by the Company. These investments totaled $1.5 million and $1.6 million at December 31, 2022 and 2021, respectfully, and were included in other assets on the Company’s Consolidated Statements of Condition. These investments are accounted for either under the cost method or the equity method of accounting. As of December 31, 2022, the Company reviewed these investments and determined that there was no impairment.

Federal Home Loan Bank Stock
The Company also holds non-marketable Federal Home Loan Bank New York ("FHLBNY") stock and non-marketable Atlantic Community Bankers Bank ("ACBB") stock, all of which are required to be held for regulatory purposes and for borrowing availability. The required investment in FHLB stock is tied to the Company’s borrowing levels with the FHLB. Holdings of FHLBNY stock and ACBB stock totaled $17.6 million, and $95,000 at December 31, 2022, respectively. These securities are carried at par, which is also cost. The FHLBNY continues to pay dividends and repurchase stock. As such, the Company has not recognized any impairment on its holdings of FHLBNY.

Note 3 Loans and Leases

Loans and Leases at December 31, 2022 and December 31, 2021 were as follows:

	December 31,
(In thousands)	2022	2021
Commercial and industrial
Agriculture	$85,073	$99,172
Commercial and industrial other	705,700	699,121
PPP loans*	756	71,260
Subtotal commercial and industrial	791,529	869,553
Commercial real estate
Construction	201,116	178,582
Agriculture	214,963	195,973
Commercial real estate other	2,437,339	2,278,599
Subtotal commercial real estate	2,853,418	2,653,154
Residential real estate
Home equity	188,623	182,671
Mortgages	1,346,318	1,290,911
Subtotal residential real estate	1,534,941	1,473,582
Consumer and other
Indirect	2,224	4,655
Consumer and other	75,412	67,396
Subtotal consumer and other	77,636	72,051
Leases	16,134	13,948
Total loans and leases	$5,273,658	$5,082,288
Less: unearned income and deferred costs and fees	(4,747)	(6,821)
Total loans and leases, net of unearned income and deferred costs and fees	$5,268,911	$5,075,467
*SBA Paycheck Protection Program ("PPP")

The Company has adopted comprehensive lending policies, underwriting standards and loan review procedures. There were no significant changes to the Company’s existing lending policies, underwriting standards or loan review procedures during 2022. The Company’s Board of Directors approves the lending policies at least annually. The Company recognizes that exceptions to policy guidelines may occasionally occur and has established procedures for approving exceptions to these policy guidelines. Management has also implemented reporting systems to monitor loan originations, loan quality, concentrations of credit, loan delinquencies and nonperforming loans and potential problem loans.

Residential real estate loans
The Company’s policy is to underwrite residential real estate loans in accordance with secondary market guidelines in effect at the time of origination, including loan-to-value ("LTV") and documentation requirements. LTVs exceeding 80% for fixed rate loans and 80% for adjustable rate loans require private mortgage insurance to reduce the exposure. The Company verifies applicants’ income, obtains credit reports and independent real estate appraisals in the underwriting process to ensure adequate collateral coverage and that loans are extended to individuals with good credit and income sufficient to repay the loan. In limited circumstances, the Company will make exceptions to secondary market underwriting standards to support community reinvestment activities.

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

During 2022, 2021, and 2020, the Company sold residential mortgage loans totaling $8.9 million, $31.5 million, and $51.7 million, respectively, and realized net gains on these sales of $155,000, $943,000, and $2.1 million, respectively. These residential real estate loans are generally sold without recourse in accordance with standard secondary market loan sale agreements. When residential mortgage loans are sold to FHLMC or SONYMA, the Company typically retains all servicing rights, which provides the Company with a source of fee income. In connection with the sales in 2022, 2021, and 2020, the Company recorded mortgage-servicing assets of $66,000, $236,000, and $388,000, respectively. The loans sold to FHLMC and SONYMA were originated with the intent to sell.

Amortization of mortgage servicing assets amounted to $128,000 in 2022, $182,000 in 2021, and $221,000 in 2020. At December 31, 2022 and 2021, the Company serviced residential mortgage loans aggregating $137.5 million and $147.1 million, including loans securitized and held as available-for-sale debt securities. Mortgage servicing rights, at an amortized cost basis, totaled $1.0 million at December 31, 2022 and $1.0 million at December 31, 2021. These mortgage servicing rights were evaluated for impairment at year-end 2022 and 2021 and no impairment was recognized. Loans held for sale, which are included in residential real estate, totaled $0 and $0.2 million at December 31, 2022 and 2021, respectively.

As members of the FHLB, the Company’s subsidiary bank may use unencumbered mortgage related assets to secure borrowings from the FHLB. At December 31, 2022 and 2021, the Company had $50.0 million and $110.0 million, respectively, of term advances from the FHLB that were secured by residential mortgage loans.

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

Consumer and other loans
The consumer loan portfolio includes indirect and direct loans relating to personal installment loans, automobile financing, and overdraft lines of credit. The majority of the consumer portfolio consists of indirect and direct automobile loans. Consumer loans are generally short-term and have fixed rates of interest that are set giving consideration to current market interest rates, the financial strength of the borrower, and internal profitability targets. The Company's Consumer Loan Underwriting Guidelines Policy establishes maximum debt to income ratios and includes guidelines for verification of applicants’ income and receipt of credit reports.

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

Loan and Lease Customers
The Company’s loan and lease customers are located primarily in the upstate New York and Pennsylvania communities served by Tompkins Community Bank. The Bank operates twelve banking offices in the counties of Tompkins, Cayuga, Cortland, Onondaga and Schuyler, New York; sixteen banking offices in the counties of Wyoming, Livingston, Genesee, Orleans and Monroe, New York; thirteen banking offices in the counties of Putnam County, Dutchess County and Westchester, New York; and nineteen offices in the counties of Berks, Montgomery, Philadelphia, Delaware and Schuylkill, Pennsylvania. Other than general economic risks, management is not aware of any material concentrations of credit risk to any industry or individual borrower.

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

Loan transactions with related parties are summarized as follows:

	December 31,
(In thousands)	2022	2021
Balance at beginning of year	$21,903	$49,080
Loans to new directors/executive officers	0	0
New loans and advancements	25,545	7,274
Loan payments	(16,964)	(34,451)
Balance at end of year	$30,484	$21,903

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

The below table is an aging analysis of past due loans, segregated by class of loans as of December 31, 2022 and 2021.

December 31, 2022
(In thousands)	30-59 Days	60-89 Days	90 Days or More	Total Past Due	Current Loans	Total Loans
Loans and Leases
Commercial and industrial
Agriculture	$58	$0	$0	$58	$85,015	$85,073
Commercial and industrial other	50	381	82	513	705,187	705,700
PPP loans*	0	0	0	0	756	756
Subtotal commercial and industrial	108	381	82	571	790,958	791,529
Commercial real estate
Construction	0	0	0	0	201,116	201,116
Agriculture	128	0	0	128	214,835	214,963
Commercial real estate other	0	0	11,449	11,449	2,425,890	2,437,339
Subtotal commercial real estate	128	0	11,449	11,577	2,841,841	2,853,418
Residential real estate
Home equity	435	204	1,628	2,267	186,356	188,623
Mortgages	1,748	0	6,802	8,550	1,337,768	1,346,318
Subtotal residential real estate	2,183	204	8,430	10,817	1,524,124	1,534,941
Consumer and other
Indirect	66	31	53	150	2,074	2,224
Consumer and other	52	19	112	183	75,229	75,412
Subtotal consumer and other	118	50	165	333	77,303	77,636
Leases	0	0	0	0	16,134	16,134
Total loans and leases	$2,537	$635	$20,126	$23,298	$5,250,360	$5,273,658
Less: unearned income and deferred costs and fees	0	0	0	0	(4,747)	(4,747)
Total loans and leases, net of unearned income and deferred costs and fees	$2,537	$635	$20,126	$23,298	$5,245,613	$5,268,911
 *SBA Paycheck Protection Program ("PPP")

December 31, 2021
(In thousands)	30-59 Days	60-89 Days	90 Days or More	Total Past Due	Current Loans	Total Loans
Loans and Leases
Commercial and industrial
Agriculture	$0	$0	$0	$0	$99,172	$99,172
Commercial and industrial other	506	6	88	600	698,521	699,121
PPP loans*	0	0	0	0	71,260	71,260
Subtotal commercial and industrial	506	6	88	600	868,953	869,553
Commercial real estate
Construction	0	0	0	0	178,582	178,582
Agriculture	121	0	0	121	195,852	195,973
Commercial real estate other	150	257	3,305	3,712	2,274,887	2,278,599
Subtotal commercial real estate	271	257	3,305	3,833	2,649,321	2,653,154
Residential real estate
Home equity	441	417	798	1,656	181,015	182,671
Mortgages	7	839	3,917	4,763	1,286,148	1,290,911
Subtotal residential real estate	448	1,256	4,715	6,419	1,467,163	1,473,582
Consumer and other
Indirect	77	86	2	165	4,490	4,655
Consumer and other	120	45	45	210	67,186	67,396
Subtotal consumer and other	197	131	47	375	71,676	72,051
Leases	0	0	0	0	13,948	13,948
Total loans and leases	$1,422	$1,650	$8,155	$11,227	$5,071,061	$5,082,288
Less: unearned income and deferred costs and fees	0	0	0	0	(6,821)	(6,821)
Total loans and leases, net of unearned income and deferred costs and fees	$1,422	$1,650	$8,155	$11,227	$5,064,240	$5,075,467
*SBA Paycheck Protection Program ("PPP")

The following table presents the amortized cost basis of loans on nonaccrual status and the amortized cost basis of loans on nonaccrual status for which there was no related allowance for credit losses.

December 31, 2022
(In thousands)	Nonaccrual Loans and Leases with no ACL	Nonaccrual Loans and Leases	Loans and Leases Past Due Over 89 Days and Accruing
Loans and Leases
Commercial and industrial
Commercial and industrial other	$411	$618	$25
Subtotal commercial and industrial	411	618	25
Commercial real estate
Agriculture	186	186	0
Commercial real estate other	13,101	13,672	0
Subtotal commercial real estate	13,287	13,858	0
Residential real estate
Home equity	318	2,391	0
Mortgages	1,177	11,153	0
Subtotal residential real estate	1,495	13,544	0
Consumer and other
Indirect	0	94	0
Consumer and other	0	175	0
Subtotal consumer and other	0	269	0
Total loans and leases	$15,193	$28,289	$25

December 31, 2021
(In thousands)	Nonaccrual Loans and Leases with no ACL	Nonaccrual Loans and Leases	Loans and Leases Past Due Over 89 Days and Accruing
Loans and Leases
Commercial and industrial
Commercial and industrial other	$502	$533	$0
Subtotal commercial and industrial	502	533	0
Commercial real estate
Agriculture	348	456	0
Commercial real estate other	12,483	12,766	0
Subtotal commercial real estate	13,502	13,893	0
Residential real estate
Home equity	380	2,459	0
Mortgages	716	8,719	0
Subtotal residential real estate	1,096	11,178	0
Consumer and other
Indirect	1	246	0
Consumer and other	0	183	0
Subtotal consumer and other	1	429	0
Total loans and leases	$15,101	$26,033	$0

The difference between the interest income that would have been recorded if nonaccrual loans and leases had paid in accordance with their original terms and the interest income that was recorded, was $1.4 million for the year ended December 31, 2022, $1.5 million for year ended December 31, 2021, and $1.7 million for year ended December 31, 2020. The Company had no material commitments to make additional advances to borrowers with nonperforming loans.

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

Since the methodology is based upon historical experience and trends, current conditions, and reasonable and supportable forecasts, as well as management’s judgment, factors may arise that result in different estimates. While management’s evaluation of the allowance as of December 31, 2022, considers the allowance to be appropriate, under adversely different conditions or assumptions, the Company would need to increase or decrease the allowance. In addition, various federal and State regulatory agencies, as part of their examination process, review the Company's allowance and may require the Company to recognize additions to the allowance based on their judgements and information available to them at the time of their examinations.

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

Changes in the allowance for credit losses for the years ended December 31, 2022, 2021 and 2020 are summarized as follows:

Allowance for Credit Losses - Loans and Leases

(In thousands)	2022	2021	2020
Total allowance at beginning of year	$42,843	$51,669	$39,892
Impact of adopting ASU 2016-13	0	0	(2,534)
Provision (credit) for credit loss expense	2,499	(2,805)	16,151
Recoveries on loans and leases	1,798	1,725	631
Charge-offs on loans and leases	(1,206)	(7,746)	(2,471)
Total allowance at end of year	$45,934	$42,843	$51,669

Allowance for Credit Losses - Off-Balance Sheet Credit Exposures

(In thousands)	2022	2021	2020
Liabilities for off-balance sheet credit exposures at beginning of period	$2,506	$1,920	$476
Impact of adopting ASU 2016-13	0	0	382
Provision for credit loss expense related to off-balance sheet credit exposures	290	586	1,062
Liabilities for off-balance sheet credit exposures at end of period	$2,796	$2,506	$1,920

The following tables detail activity in the allowance for credit losses for loans for the years ended December 31, 2022 and 2021. The allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

December 31, 2022
(In thousands)	Commercial & Industrial	Commercial Real Estate	Residential Real Estate	Consumer and Other	Finance Leases	Total
Allowance for credit losses:
Beginning balance	$6,335	$24,813	$10,139	$1,492	$64	$42,843
Charge-offs	(559)	(50)	(53)	(544)	0	(1,206)
Recoveries	195	951	346	306	0	1,798
Provision for credit loss expense	68	1,573	722	104	32	2,499
Ending Balance	$6,039	$27,287	$11,154	$1,358	$96	$45,934

December 31, 2021
(In thousands)	Commercial & Industrial	Commercial Real Estate	Residential Real Estate	Consumer and Other	Finance Leases	Total
Allowance for credit losses:
Beginning balance	$9,239	$30,546	$10,257	$1,562	$65	$51,669
Charge-offs	(274)	(6,957)	(77)	(438)	0	(7,746)
Recoveries	118	1,175	236	196	0	1,725
(Credit) provision for credit loss expense	(2,748)	49	(277)	172	(1)	(2,805)
Ending Balance	$6,335	$24,813	$10,139	$1,492	$64	$42,843

The following tables presents the amortized cost basis of collateral dependent loans, which are individually evaluated to determine expected credit losses, and the related allowance for credit losses allocated to these loans as of December 31, 2022 and 2021:

December 31, 2022
(In thousands)	Real Estate	Business Assets	Other	Total	ACL Allocation
Commercial and Industrial	$642	$28	$0	$670	$0
Commercial Real Estate	13,209	0	78	13,287	0
Residential Real Estate	188	0	0	188	3
Total	$15,554	$28	$78	$15,660	$3

December 31, 2021
(In thousands)	Real Estate	Business Assets	Other	Total	ACL Allocation
Commercial and Industrial	$142	$395	$328	$865	$26
Commercial Real Estate	13,334	0	1,931	15,265	40
Residential Real Estate	32	0	0	32	1
Total	$13,508	$395	$2,259	$16,162	$67

Troubled Debt Restructuring

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

The Company's TDRs added during 2022 totaled $714,000, compared to $219,000 in 2021. At December 31, 2022, the Company was not committed to lend additional amounts to customers with outstanding loans that were classified as TDRs. The provisions of the CARES Act and the interagency guidance issued by Federal banking regulators provided clarification related to modifications and deferral programs to assist borrowers who are negatively impacted by the COVID-19 national emergency. The guidance and clarifications detail certain provisions whereby banks are permitted to make deferrals and modifications to the terms of a loan which would not require the loan to be reported as a TDR. In accordance with the CARES Act. Appropriations Act, and the interagency guidance, the Company elected to adopt the provisions to not report qualified loan modifications as TDRs during 2021.

The following tables present loans by class modified in 2022 and 2021 as troubled debt restructurings. Post-modification balances reflect paydowns and charge-offs at time of modification.

December 31, 2022	Year Ended
				Defaulted TDRs[2]
(In thousands)	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Loans	Post- Modification Outstanding Recorded Investment
Residential real estate
Mortgages	7	$714	$714	1	$87
Total	7	$714	$714	1	$87
1Represents the following concessions: extension of term and reduction of rate.
2TDRs that defaulted during the 12 months ended December 31, 2022, that had been restructured in the prior twelve months.

December 31, 2021	Year Ended
				Defaulted TDRs[2]
(In thousands)	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Loans	Post- Modification Outstanding Recorded Investment
Residential real estate
Home equity[1]	2	$219	$219	1	$201
Total	2	$219	$219	1	$201
1Represents the following concessions: extension of term and reduction of rate.
2TDRs that defaulted during the 12 months ended December 31, 2021, that had been restructured in the prior twelve months.

The following table presents credit quality indicators by total loans on an amortized cost basis by origination year as of December 31, 2022.

(In thousands)	2022	2021	2020	2019	2018	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total Loans

Commercial and Industrial - Other:
Pass	$124,190	$79,861	$38,158	$41,391	$33,238	$156,038	$215,890	$6,466	$695,232
Special Mention	0	127	421	285	271	1,380	501	0	2,985
Substandard	0	111	442	35	733	503	5,659	0	7,483
Total Commercial and Industrial - Other	$124,190	$80,099	$39,021	$41,711	$34,242	$157,921	$222,050	$6,466	$705,700

Commercial and Industrial - PPP:
Pass	$0	$416	$340	$0	$0	$0	$0	$0	$756
Special Mention	0	0	0	0	0	0	0	0	0
Substandard	0	0	0	0	0	0	0	0	0
Total Commercial and Industrial - PPP	$0	$416	$340	$0	$0	$0	$0	$0	$756

Commercial and Industrial - Agriculture:
Pass	$16,694	$4,120	$4,944	$4,186	$7,734	$4,883	$42,097	$215	$84,873
Special Mention	0	58	0	0	0	0	50	0	108
Substandard	0	0	71	0	0	16	5	0	92
Total Commercial and Industrial - Agriculture	$16,694	$4,178	$5,015	$4,186	$7,734	$4,899	$42,152	$215	$85,073

Commercial Real Estate
Pass	$342,311	$367,104	$311,607	$279,587	$203,016	$812,563	$10,906	$24,503	$2,351,597
Special Mention	643	3,406	1,688	11,462	2,555	25,361	0	0	45,115
Substandard	78	110	0	3,394	1,692	35,221	132	0	40,627
Total Commercial Real Estate	$343,032	$370,620	$313,295	$294,443	$207,263	$873,145	$11,038	$24,503	$2,437,339

Commercial Real Estate - Agriculture:
Pass	$33,241	$24,125	$22,831	$25,576	$37,835	$65,112	$3,131	$1,235	$213,086
Special Mention	0	0	0	401	0	1,142	0	0	1,543
Substandard	0	0	0	186	38	110	0	0	334
Total Commercial Real Estate - Agriculture	$33,241	$24,125	$22,831	$26,163	$37,873	$66,364	$3,131	$1,235	$214,963

Commercial Real Estate - Construction
Pass	$23,105	$75,245	$27,584	$14,842	$9,083	$7,268	$42,701	$1,288	$201,116
Special Mention	0	0	0	0	0	0	0	0	0
Substandard	0	0	0	0	0	0	0	0	0
Total Commercial Real Estate - Construction	$23,105	$75,245	$27,584	$14,842	$9,083	$7,268	$42,701	$1,288	$201,116

The following table presents credit quality indicators by total loans on an amortized cost basis by origination year as of December 31, 2022, continued.

(In thousands)	2022	2021	2020	2019	2018	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total Loans

Residential - Home Equity
Performing	$3,030	$1,062	$637	$992	$792	$3,183	$175,451	$1,085	$186,232
Nonperforming	0	0	0	14	0	25	2,352	0	2,391
Total Residential - Home Equity	$3,030	$1,062	$637	$1,006	$792	$3,208	$177,803	$1,085	$188,623

Residential - Mortgages
Performing	$187,129	$272,235	$239,584	$117,391	$66,605	$452,221	$0	$0	$1,335,165
Nonperforming	218	335	628	682	1,552	7,738	0	0	11,153
Total Residential - Mortgages	$187,347	$272,570	$240,212	$118,073	$68,157	$459,959	$0	$0	$1,346,318

Consumer - Direct
Performing	$31,243	$13,999	$7,372	$6,138	$4,386	$8,029	$4,070	$0	$75,237
Nonperforming	0	0	3	93	76	0	3	$0	175
Total Consumer - Direct	$31,243	$13,999	$7,375	$6,231	$4,462	$8,029	$4,073	$0	$75,412

Consumer - Indirect
Performing	$0	$156	$146	$1,092	$635	$101	$0	$0	$2,130
Nonperforming	0	0	0	76	10	8	0	0	94
Total Consumer - Indirect	$0	$156	$146	$1,168	$645	$109	$0	$0	$2,224

The following tables present credit quality indicators (internal risk grade) by class of commercial and industrial loans and commercial real estate loans as of December 31, 2021.

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

(In thousands)	2021	2020	2019	2018	2017	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total Loans

Residential - Home Equity
Performing	$2,033	$1,142	$3,041	$1,600	$1,572	$3,144	$161,630	$6,050	$180,212
Nonperforming	0	0	16	0	0	604	1,839	0	2,459
Total Residential - Home Equity	$2,033	$1,142	$3,057	$1,600	$1,572	$3,748	$163,469	$6,050	$182,671

Residential - Mortgages
Performing	$324,967	$282,202	$162,574	$97,778	$124,221	$275,133	$14,112	$1,205	$1,282,192
Nonperforming	0	0	241	702	693	7,060	23	0	8,719
Total Residential - Mortgages	$324,967	$282,202	$162,815	$98,480	$124,914	$282,193	$14,135	$1,205	$1,290,911

Consumer - Direct
Performing	$20,653	$10,735	$9,397	$5,542	$4,849	$10,602	$5,435	$0	$67,213
Nonperforming	0	9	44	117	12	0	1	$0	183
Total Consumer - Direct	$20,653	$10,744	$9,441	$5,659	$4,861	$10,602	$5,436	$0	$67,396

Consumer - Indirect
Performing	$1,809	$854	$812	$506	$362	$66	$0	$0	$4,409
Nonperforming	0	2	148	81	1	14	0	0	246
Total Consumer - Indirect	$1,809	$856	$960	$587	$363	$80	$0	$0	$4,655

Note 5 Goodwill and Other Intangible Assets

(In thousands)	Banking	Insurance	Wealth Management	Total
Balance at January 1, 2021	$64,369	$19,867	$8,211	$92,447
Acquisitions	0	0	0	0
Balance at December 31, 2021	64,369	19,867	8,211	92,447
Adjustment to goodwill	155	0	0	155
Balance at December 31, 2022	$64,524	$19,867	$8,211	$92,602

Goodwill is assigned to reporting units. The Company reviews its goodwill and intangible assets annually, or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. Based on the Company’s review as of December 31, 2022, there was no impairment of its goodwill or intangible assets.

Other Intangible Assets

The following table provides information regarding the Company's amortizing intangible assets:

December 31, 2022	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
(In thousands)
Amortized intangible assets:
Core deposit intangible	$18,774	$18,774	$0
Customer relationships	9,048	7,632	1,416
Other intangibles	6,887	5,595	1,292
Total intangible assets	$34,709	$32,001	$2,708

December 31, 2021	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
(In thousands)
Amortized intangible assets:
Core deposit intangible	$18,774	$18,269	$505
Customer relationships	9,048	7,282	1,766
Other intangibles	6,821	5,449	1,372
Total intangible assets	$34,643	$31,000	$3,643

Amortization expense related to intangible assets totaled $873,000 in 2022, $1.3 million in 2021 and $1.5 million in 2020. The estimated aggregate future amortization expense for intangible assets remaining as of December 31, 2022 is as follows:

Estimated amortization expense:[1]
(In thousands)
For the year ended December 31, 2023	$334
For the year ended December 31, 2024	294
For the year ended December 31, 2025	264
For the year ended December 31, 2026	225
For the year ended December 31, 2027	196
 1Excludes the amortization of mortgage servicing rights. Amortization of mortgage servicing rights was $128,000 in 2022, $182,000 in 2021 and $221,000 in 2020.

Note 6 Premises and Equipment

Premises and equipment at December 31 were as follows:

(In thousands)	2022	2021
Land	$8,063	$9,195
Premises and equipment	106,297	105,164
Furniture, fixtures, and equipment	87,619	83,803
Accumulated depreciation and amortization	(119,839)	(112,746)
Total	$82,140	$85,416

Depreciation and amortization expenses in 2022, 2021, and 2020 are included in operating expenses as follows:

(In thousands)	2022	2021	2020
Premises	$2,500	$2,599	$2,608
Furniture, fixtures, and equipment	5,138	5,367	5,225
Total	$7,638	$7,966	$7,833

The Company leases land, buildings and equipment under operating lease arrangements. Total gross rental expense amounted to $4.6 million in 2022, $4.9 million in 2021, and $4.9 million in 2020. Most leases include options to renew for periods ranging from 5 to 20 years.

Lease components

Right-of-use lease assets totaled $33.1 million and $30.3 million at December 31, 2022 and 2021, respectively and are reported in accrued interest and other assets in the accompanying consolidated statements of condition. The related lease liabilities totaled $34.5 million and $31.1 million at December 31, 2022 and 2021, respectively, and are reported as a component of other liabilities in the accompanying consolidated statements of condition. Lease payments under operating leases that were applied to our operating lease liability totaled $3.4 million during 2022 and $5.2 million during 2021. Included in the 2021 figures above was a $2.2 million lease termination payment on a property no longer utilized by the Company; $1.8 million was applied to the lease liability and $410,000 was applied to rent expense.

The components of operating lease expense, primarily included in “Net occupancy expense of premises,” in 2022, 2021, and 2020 were as follows:

(In thousands)	2022	2021	2020
Operating lease cost	$4,654	$4,939	$4,905
Variable lease cost	695	668	674
Short-term lease cost	2	2	5
Sublease income	(11)	(25)	(32)
Total lease cost	$5,340	$5,584	$5,552

At December 31, 2022, we did not have any material finance lease assets or liabilities.

Other information related to operating leases for 2022 and 2021 was as follows:

(In thousands)	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$4,389	$6,482
Weighted-average remaining lease term on operating leases	13.45	13.68
Weighted-average discount rates on operating leases	3.47%	3.53%
Right-of-use assets obtained in exchange for lease liabilities	2,498	2,280

The following table reconciles future undiscounted lease payments due under non-cancelable operating leases (those amounts subject to recognition) to the aggregate operating lessee lease liability as of December 31, 2022:

(In thousands)	December 31, 2022
2023	$3,995
2024	3,919
2025	3,622
2026	3,511
2027	3,172
2028 and subsequent years	25,987
Total lease payments	44,206
Less: Interest	9,705
Present value of lease liabilities	$34,501

Note 7 Deposits

Aggregate time deposits of $250,000 or more were $192.7 million at December 31, 2022, and $167.9 million at December 31, 2021. Scheduled maturities of time deposits at December 31, 2022, were as follows:

(In thousands)	Less than $250,000	$250,000 and over	Total
Maturity
Three months or less	$99,641	$59,426	$159,067
Over three through six months	65,894	42,179	108,073
Over six through twelve months	122,786	53,569	176,355
Total due in 2023	$288,321	$155,174	$443,495
2024	91,467	26,836	118,303
2025	47,929	9,743	57,672
2026	5,745	957	6,702
2027	5,221	0	5,221
Thereafter	18	0	18
Total	$438,701	$192,710	$631,411

Note 8 Securities Sold Under Agreements to Repurchase and Federal Funds Purchased

Information regarding securities sold under agreements to repurchase and Federal funds purchased is detailed in the following tables for the years ended December 31:

Securities Sold Under Agreements to Repurchase
(In thousands)	2022	2021	2020
Total outstanding at December 31	$56,278	$66,787	$65,845

Maximum month-end balance	67,810	78,420	72,883
Average balance during the year	57,126	58,627	55,973
Weighted average rate at December 31	0.10%	0.10%	0.11%
Average interest rate paid during the year	0.10%	0.11%	0.17%
Federal Funds Purchased
Average balance during the year	0	0	0
Weighted average rate at December 31	N/A	N/A	N/A
Average interest rate paid during the year	0.00%	0.00%	0.00%

Securities sold under agreements to repurchase ("repurchase agreements") are secured borrowings that typically mature within thirty to ninety days, although the Company has, at times, entered into repurchase agreements with the Federal Home Loan Bank ("FHLB") with longer maturities. The Company uses both retail and wholesale repurchase agreements. Retail repurchase agreements are arrangements with local customers of the Company, in which the Company agrees to sell securities to the customer with an agreement to repurchase those securities at a specified later date. Retail repurchase agreements totaled $56.3 million at December 31, 2022. The Company had no outstanding wholesale repurchase agreements at December 31, 2022.

Securities sold under agreements to repurchase are stated at the amount of cash received in connection with the transaction. The Company may be required to provide additional collateral based on the fair value of the underlying securities.

Federal funds purchased are short-term borrowings that typically mature within one to ninety days.

Note 9 Other Borrowings

The following table summarized the Company’s borrowings as of December 31:

(In thousands)	2022	2021
Overnight FHLB advances	$241,300	$14,000
Term FHLB advances	50,000	110,000
Total other borrowings	$291,300	$124,000

The Company, through its subsidiary bank had available line-of-credit agreements with correspondent banks permitting borrowings to a maximum of approximately $99.0 million and $89.0 million at December 31, 2022 and December 31, 2021, respectively. There were no outstanding advances against those lines at December 31, 2022 and December 31, 2021.

Through its subsidiary bank, the Company has a borrowing relationship with the FHLB, which provides secured borrowing capacity, subject to available collateral. As members of the FHLB, the Company can use certain unencumbered mortgage-related assets and securities to secure borrowings from the FHLB. Established borrowing capacity with the FHLB was $1.6 billion and $1.8 billion at December 31, 2022 and December 31, 2021, respectively. The unused borrowing capacity on established lines with the FHLB was $1.3 billion and $1.6 billion at December 31, 2022 and December 31, 2021, respectively.

At December 31, 2022, there were $241.3 million in overnight advances and $50.0 million in term advances with the FHLB, with a weighted average rate of 4.12%, compared to $14.0 million in overnight advances and $110.0 million in term advances with a weighted average rate of 1.80%, at December 31, 2021. At December 31, 2022, the term advances with the FHLB includes $10.0 million which matures within one year and $40.0 million which matures in over one year. Maturities of advances due in over one year include $40.0 million in 2024.

The Company had no callable FHLB borrowings at December 31, 2022.

The Company has a $25.0 million line of credit with a bank. As of December 31, 2022 and December 31, 2021, there was no outstanding balance on the line. The line matures in June 2023.

Note 10 Trust Preferred Debentures

During the second quarter of 2021, the Company exercised its right to redeem all of the trust preferred of Madison Statutory Trust I, with a par amount of $5.0 million. The redemption price was equal to 100% of the principal amount plus accrued and unpaid interest up to June 26, 2021. During the third quarter of 2021, the Company exercised its right to redeem all of the trust preferred of Leesport Capital Trust II, with a par amount of $10.0 million. The redemption price was equal to 100% of the principal amount plus accrued and unpaid interest up to August 7, 2021. The Company recognized accelerated non-cash purchase accounting discounts of $1.9 million in interest expense related to the redemptions. As of December 31, 2022 and 2021, the Company had no trust preferred debentures.

Note 11 Employee Benefit Plans

The Company maintains a noncontributory defined-benefit plan (the "DB Pension Plan") and a 401(k) plan ("the Retirement Savings Plan"), within which the company makes both matching contributions and Discretionary contributions which cover substantially all employees of the Company.

The DB Pension Plan was closed to new employees at year-end 2009 and was frozen on July 31, 2015. The benefits under the DB Pension Plan are based on years of service, age and percentages of the employees' average final compensation. Assets of the Company's DB Pension Plan are invested in common and preferred stock, mutual funds and cash equivalents.

The Retirement Savings Plan covers substantially all employees of the Company who have reached the age of 21 and completed one year of service. For participants in these plans, the Company makes matching and Discretionary contributions to an account set up in the participant's name. The Discretionary amount equals a percentage of pay and varies based on the participant's age, service, and tenure with the Company. The Retirement Savings Plan offers the participant a wide range of investment alternatives from which to choose. Expenses related to the defined-contribution plans totaled $4.1 million in 2022, $4.4 million in 2021, and $4.4 million in 2020.

The Company maintains supplemental employee retirement plans ("SERPs") for certain executives. In 2016, certain SERPs were amended and restated to reflect changes resulting from the freezing of the DB Pension Plan and the Company entered into additional SERP agreements with certain executives. In 2019, the SERP for the Company's CEO was amended to expand the definition of "Earnings" under the SERP to better align the scope of compensation included in our CEO's retirement benefits with chief executive compensation in a manner that is more consistent with market practice. All benefits provided under the SERPs are unfunded and the Company makes payments to plan participants.

The Company also maintains a post-retirement life and healthcare benefit plan (the "Life and Healthcare Plan"), which was amended in 2005. For employees commencing employment after January 1, 2005, the Company does not contribute towards post-retirement healthcare benefits. Retirees and employees who were eligible to retire when the Life and Healthcare Plan was amended were unaffected. Generally, all other employees were eligible for Health Reimbursement Accounts ("HRA") with an initial balance equal to the amount of the Company’s estimated then current liability. Contributions to the plan are limited to an annual contribution of 4% of the total HRA balance. Employees, upon retirement, will be able to utilize their HRA for qualified health costs and deductibles. In 2019, the Retiree Life Benefit program was closed to new entrants, and only employees who attained age 50 as of February 1, 2020 will be eligible to earn this benefit.

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

GAAP requires an employer to recognize in its Statement of Condition as an asset or liability the overfunded or underfunded status of a defined benefit postretirement plan, measured as the difference between the fair value of plan assets and the benefit obligation. For a pension plan, the benefit obligation is the projected benefit obligation; for any other postretirement benefit plan, such as a retiree health care plan, the benefit obligation is the accumulated postretirement benefit obligation. The following table sets forth the changes in the projected benefit obligation for the DB Pension Plan and SERPs and the accumulated post-retirement benefit obligation for the Life and Healthcare Plan; and the respective plan assets, and the plans’ funded status and amounts recognized in the Company’s Consolidated Statements of Condition at December 31, 2022 and 2021 (the measurement dates of the plans).

	DB Pension Plan		Life and Healthcare Plan		SERP Plan
(In thousands)	2022	2021	2022	2021	2022	2021
Change in benefit obligation:
Benefit obligation at beginning of year	$93,009	$98,021	$10,055	$10,508	$34,033	$36,710
Service cost	0	0	174	186	78	231
Interest cost	1,985	1,628	223	180	814	692
Plan participants’ contributions	0	0	100	108	0	0
Actuarial gain	(20,729)	(2,834)	(2,598)	(574)	(9,083)	(3,002)
Benefits paid	(3,744)	(3,806)	(351)	(353)	(851)	(598)
Benefit obligation at end of year	$70,521	$93,009	$7,603	$10,055	$24,991	$34,033
Change in plan assets:
Fair value of plan assets at beginning of year	$96,393	$89,172	$0	$0	$0	$0
Actual return on plan assets	(13,764)	11,027	0	0	0	0
Plan participants’ contributions	0	0	100	108	0	0
Employer contributions	0	0	251	245	850	598
Benefits paid	(3,744)	(3,806)	(351)	(353)	(850)	(598)
Fair value of plan assets at end of year	$78,885	$96,393	$0	$0	$0	$0
Funded (unfunded) status	$8,364	$3,384	$(7,603)	$(10,055)	$(24,991)	$(34,033)

The accumulated benefit obligation for the DB Pension Plan at December 31, 2022 and 2021, was $70.5 million and $93.0 million, respectively. The accumulated benefit obligation for the Life and Healthcare Plan at year end 2022 and 2021 was $7.6 million and $10.1 million, respectively. The accumulated benefit obligation for the SERPs at December 31, 2022 and 2021 was $25.0 million and $34.0 million, respectively. The funded status of the DB Pension Plan was recognized in other assets and the unfunded status of the Life and Healthcare Plan, and SERPs was recognized in other liabilities in the Consolidated Statement of Condition at December 31, 2022 in the amounts of $8.4 million, $(7.6) million, and $(25.0) million, respectively. The unfunded status of the DB Pension Plan, the Life and Healthcare Plan, and SERPs in the amount of $3.4 million, $(10.1) million, and $(34.0) million, respectively, was recognized in other liabilities in the Consolidated Statement of Condition at December 31, 2021.

The actuarial gains shown above totaling $32.4 million in 2022 and $6.4 million in 2021 were mainly the result of changes in the discount rates used to measure the benefit obligation of all plans at year end compared to those used at the prior year-end. The specific discount rates for each plan at December 31, 2022 and December 31, 2021 are provided below.

Net periodic benefit cost and other comprehensive income (loss) includes the following components:

(In thousands)	DB Pension Plan			Life and Healthcare Plan			SERP Plan
Components of net periodic benefit cost	2022	2021	2020	2022	2021	2020	2022	2021	2020
Service cost	$0	$0	$0	$174	$186	$173	$78	$231	$214
Interest cost	1,985	1,628	2,371	223	180	245	814	692	914
Expected return on plan assets	(5,885)	(5,652)	(5,416)	0	0	0	0	0	0
Amortization of prior service (credit) cost	0	1	(10)	(61)	(61)	(61)	277	282	285
Recognized net actuarial loss	1,217	1,559	1,411	196	312	155	847	1,080	800
Recognized net actuarial gain due to curtailments	0	0	0	0	0	0	0	0	0
Net periodic benefit (credit) cost	$(2,683)	$(2,464)	$(1,644)	$532	$617	$512	$2,016	$2,285	$2,213

Service cost is included in salaries and wages in the Consolidated Statements of Income. The other components of net periodic benefit costs are included in other operating expense in the Consolidated Statements of Income.

Other changes in plan assets and benefit obligations recognized in other comprehensive income (loss):

(In thousands)	DB Pension Plan			Life and Healthcare Plan			SERP Plan
	2022	2021	2020	2022	2021	2020	2022	2021	2020
Net actuarial loss (gain)	$(1,080)	$(8,209)	$3,899	$(2,598)	$(574)	$1,340	$(9,083)	$(3,002)	$4,070
Recognized actuarial loss	(1,217)	(1,559)	(1,411)	(196)	(312)	(155)	(847)	(1,080)	(800)
Prior service credit	0	0	0	0	0	0	0	0	0
Recognized prior service cost (credit)	0	(1)	10	61	61	61	(277)	(282)	(285)
Prior service cost (credit) recognized due to curtailment	0	0	0	0	0	0	0	0	0
Recognized in other comprehensive income (loss)	$(2,297)	$(9,769)	$2,498	$(2,733)	$(825)	$1,246	$(10,207)	$(4,364)	$2,985
Total recognized in net periodic benefit cost and other comprehensive income (loss)	$(4,980)	$(12,233)	$854	$(2,201)	$(208)	$1,758	$(8,191)	$(2,079)	$5,198

Pre-tax amounts recognized as a component of accumulated other comprehensive income (loss) as of year-end that have not been recognized as a component of the Company’s combined net periodic benefit cost of the Company’s DB Pension Plan, Life and Healthcare Plan and SERPs are presented in the following table.

(In thousands)	DB Pension Plan			Life and Healthcare Plan			SERP Plan
	2022	2021	2020	2022	2021	2020	2022	2021	2020
Net actuarial loss (gain)	$38,468	$40,765	$50,533	$(909)	$1,886	$2,771	$603	$10,532	$14,614
Prior service cost (credit)	0	0	1	(165)	(226)	(287)	1,588	1,866	2,148
Total	$38,468	$40,765	$50,534	$(1,074)	$1,660	$2,484	$2,191	$12,398	$16,762

Weighted-average assumptions used in accounting for the plans were as follows:

(In thousands)	DB Pension Plan			Life and Healthcare Plan			SERP Plan
	2022	2021	2020	2022	2021	2020	2022	2021	2020
Discount Rates
Benefit Cost for Plan Year	2.63%	2.24%	3.04%	2.69%	2.33%	3.10%	2.71%	2.37%	3.14%
Benefit Obligation at End of Plan Year	4.95%	2.63%	2.24%	4.98%	2.69%	2.33%	4.98%	2.71%	2.37%
Expected long-term return on plan assets	6.25%	6.50%	6.75%	N/A	N/A	N/A	N/A	N/A	N/A
Rate of compensation increase
Benefit Cost for Plan Year	N/A	N/A	N/A	4.00%	4.00%	4.00%	5.00%	5.00%	5.00%
Benefit Obligation at End of Plan Year	N/A	N/A	N/A	4.00%	4.00%	4.00%	5.00%	5.00%	5.00%

To develop the expected long-term rate of return on assets assumption for the DB Pension Plan, the Company considered the historical returns and the future expectations for returns for each asset class, as well as target asset allocations of the pension portfolio. Based on this analysis, the Company selected 6.25% as the long-term rate of return on assets assumption.

The discount rates used to determine the Company’s DB Pension Plan and other post-retirement benefit obligations as of December 31, 2022, and December 31, 2021, were determined by matching estimated benefit cash flows to a yield curve derived from Citigroup’s regular bond yield at December 31, 2022 and December 31, 2021.

Based on the Company’s anticipation of future experience under the DB Pension Plan, the mortality tables used to determine future benefit obligations under the plan were updated as of December 31, 2021 to the PRI-2012 Mortality Tables with Mortality Improvement Scale MP 2021. The Company updated this assumption based on the newest improvement table released by The Society of Actuaries as of December 31, 2022. The appropriateness of the assumptions is reviewed annually.

Cash Flows

Plan assets are amounts that have been segregated and restricted to provide benefits, and include amounts contributed by the Company and amounts earned from investing contributions, less benefits paid. The Company funds the cost of the SERPs and the Life and Healthcare Plan benefits on a pay-as-you-go basis.

The benefits as of December 31, 2022, expected to be paid in each of the next five fiscal years, and in the aggregate for the five fiscal years thereafter were as follows:

(In thousands)	DB Pension Plan	Life and Healthcare Plan	SERP Plan
2023	$4,448	$488	$866
2024	4,552	508	849
2025	4,709	490	846
2026	4,822	490	1,012
2027	4,927	500	988
2027-2031	24,660	2,382	8,206
Total	$48,118	$4,858	$12,767

Plan Assets

The Company’s DB Pension Plan’s weighted-average asset allocations at December 31, 2022 and 2021, respectively, by asset category are as follows:

	2022	2021
Equity securities	58%	61%
Debt securities	38%	33%
Other	4%	6%
Total Allocation	100%	100%

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

In general, the investment in debt securities is limited to readily marketable debt securities having a Standard & Poor’s rating of "A" or Moody’s rating of "A", securities of, or guaranteed by the United States Government or its agencies, or obligations of banks or their holding companies that are rated in the three highest ratings assigned by Fitch Investor Service, Inc. In addition, investments in equity securities must be listed on the NYSE or traded on the national Over The Counter market or listed on the NASDAQ. Cash equivalents generally may be United States Treasury obligations, commercial paper having a Standard & Poor’s rating of "A-1" or Moody’s National Credit Officer rating of "P-1"or higher.

The major categories of assets in the Company’s DB Pension Plan as of year-end are presented in the following table. Assets are segregated by the level of valuation inputs within the fair value hierarchy established by ASC Topic 820 utilized to measure fair value (see Note 19-Fair Value Measurements).

Fair Value Measurements
December 31, 2022
(In thousands)	Fair Value 2022	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$3,322	$3,322	$0	$0
Common stocks	22,386	22,386	0	0
Mutual funds	53,177	53,177	0	0
Total Fair Value of Plan Assets	$78,885	$78,885	$0	$0

Fair Value Measurements
December 31, 2021
(In thousands)	Fair Value 2021	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$5,472	$5,472	$0	$0
Common stocks	29,227	29,227	0	0
Mutual funds	61,694	61,694	0	0
Total Fair Value of Plan Assets	$96,393	$96,393	$0	$0

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

The Company has an Employee Stock Ownership Plan (ESOP) and a 401(k) Investment and Stock Ownership Plan (ISOP) covering substantially all employees of the Company. The ESOP allows for Company contributions in the form of common stock of the Company. Annually, the Tompkins Board of Directors determines a profit-sharing payout to its employees in accordance with a performance-based formula. A percentage of the approved amount is paid in Company common stock into the ESOP. Contributions are limited to a maximum amount as stipulated in the ESOP. The remaining percentage is either paid out in cash, contributed to an HSA, or deferred into the ISOP at the direction of the employee. Compensation expense related to the profit-sharing totaled $5.3 million in 2022, $5.4 million in 2021, and $4.5 million in 2020.

Under the ISOP, employees may contribute a percentage of their eligible compensation with a Company match of such contributions up to a maximum match of 4%. Participation in the ISOP is contingent upon certain age and service requirements. The Company’s expense associated with these matching provisions was $3.1 million in 2022, $3.0 million in 2021, and $2.9 million in 2020.

Life insurance benefits are provided to certain officers of the Company. In connection with these policies, the Company reflects life insurance assets on its Consolidated Statements of Condition of $85.6 million at December 31, 2022, and $86.5 million at December 31, 2021. The insurance is carried at its cash surrender value on the Consolidated Statements of Condition. Increases in the cash surrender value of the insurance are reflected as noninterest income, net of any related mortality expense.

The Company provides split dollar life insurance benefits to certain employees. The plan is unfunded and the estimated liability of the plan is recorded in other liabilities in the Consolidated Statement of Condition at $1.5 million as of both December 31, 2022 and 2021. Compensation expense related to the split dollar life insurance was approximately $7,000 in 2022 and $52,000 in 2021.

Note 12 Stock Plans and Stock Based Compensation

In 2019, the 2009 Tompkins Financial Corporation Equity Plan ("2009 Equity Plan") expired and was replaced by the new Tompkins Financial Corporation 2019 Equity Plan ("2019 Equity Plan"). Under the 2019 Equity Plan, the Company may grant stock appreciation rights ("SARs"), shares of restricted stock and restricted units and performance share awards covering up to 1,275,000 shares of the Company's common stock to certain officers and employees. Additionally, restricted stock awards and restricted units and performance share awards will reduce the shares available for grant under the 2019 Equity Plan by 4.25 shares for each share subject to an award, resulting in a total number of full-value share awards that may be issued under the 2019 Plan to 300,000. Stock options and SARs are granted at an exercise price equal to the stock’s fair value at the date of grant, may not have a term in excess of ten years, and have vesting periods that range between five and seven years from the grant date. Options and Stock Appreciation Rights with an expiration date in 2026 have a five-year vesting schedule with zero percent vesting in year one and 25% vesting in years two through five. All other Options and Stock Appreciation Rights have a seven-year vesting schedule with zero percent vesting in year one, 17% vesting in years two through six and 15% vesting in year seven. Restricted stock awards and restricted stock units that were granted in 2018, 2019, 2020, 2021 and 2022 have a five-year vesting schedule with zero percent vesting in year one and 25% vesting in years two through five. For Performance Awards, there is a 3-year performance period in the fiscal years immediately following the grant date, at which time the performance goal is measured. If the goal is achieved, the value of the award vests is either immediately payable, or is subject to additional time-based vesting, depending on the terms of the particular executive’s award agreement.

The Company granted 77,269 equity awards to its employees in 2022, consisting of 50,155 shares of restricted stock, 2,615 performance share awards, 16,284 performance stock units and 8,215 restricted stock units. The Company granted 67,846 equity awards to its employees in 2021, consisting of 54,151 shares of restricted stock, 5,340 performance share awards and 8,355 restricted stock units. The Company granted 86,411 equity awards to its employees in 2020, consisting of 69,451 shares of restricted stock, 6,545 performance share awards and 10,415 restricted stock units.

The following table presents the activity related to stock options and SARs under all plans for the year ended December 31, 2022.

	Number of Shares/Rights	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2022	91,480	$54.17
Granted	0	0.00
Exercised	(30,557)	47.92
Forfeited	(1,070)	67.89
Outstanding at December 31, 2022	59,853	$57.12	2.50	$1,226,708
Exercisable at December 31, 2022	59,853	$57.12	2.50	$1,226,708

Total stock-based compensation expense for stock options and SARs was $33,000 in 2022, $151,000 in 2021, and $194,000 in 2020. As of December 31, 2022, unrecognized compensation cost related to unvested stock options and SARs totaled $0. Net cash proceeds, tax benefits and intrinsic value related to total stock options, SARs, and restricted stock exercised is as follows:

(In thousands)	2022	2021	2020
Proceeds from stock option exercises	$(538)	$(803)	$(253)
Tax benefits related to stock option exercises	196	355	156
Intrinsic value of stock option exercises	1,075	1,900	570

The Company uses the Black-Scholes option-valuation model to determine the fair value of incentive stock options and SARs at the date of grant. The valuation model estimates fair value based on the assumptions for the risk-free rate, expected dividend yield, volatility and expected life. The risk-free rate is the interest rate available on zero-coupon U.S. Treasury instruments with a remaining term equal to the expected term of the share option at the time of grant. The expected dividend yield is based on the dividend trends and the market price of the Company’s stock price at grant. Volatility is largely based on historical volatility of the Company’s stock price. The expected term is based upon historical experience of employee exercises and terminations as the vesting term of the grants. The fair values of the grants are expensed over the vesting periods. There were no incentive stock options or SARs granted in 2022, 2021 and 2020.

December 31, 2022
Options and SARs Outstanding			Options and SARs Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$37.51-41.00	5,446	0.34	$40.60	5,446	$40.60
$41.01-50.00	22,084	1.89	$49.22	22,084	$49.22
$50.01-76.90	32,101	3.28	$65.15	32,101	$65.15
$76.91-86.18	222	3.89	$86.18	222	$86.18
	59,853	2.50	$57.12	59,853	$57.12

The following table presents activity related to restricted stock awards and restricted stock units for the year ended December 31, 2022.

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at January 1, 2022	241,910	$71.60
Granted	77,269	81.48
Vested	(61,855)	72.01
Forfeited	(19,968)	75.91
Unvested at December 31, 2022	237,356	$73.07

The Company granted 50,155 restricted stock awards, 8,215 restricted stock units, 16,284 performance units and 2,615 performance share awards in 2022, each at an average grant date fair value of $81.48. The Company granted 54,151 restricted stock awards, 8,355 restricted stock units and 5,340 performance share awards in 2021, each at an average grant date fair value of $83.97. The Company granted 69,451 restricted stock awards, 10,415 restricted stock units and 6,545 performance share awards in 2020 at an average grant date fair value of $63.44. The grant date fair values were the closing prices of the Company’s common stock on the grant dates. The Company recognized stock-based compensation related to restricted stock awards, restricted stock units, and performance share awards of $4.8 million in 2022, $5.4 million in 2021, and $4.7 million in 2020. Unrecognized compensation costs related to restricted stock and performance awards totaled $10.8 million, and restricted stock units totaled $1.4 million at December 31, 2022 and will be recognized over 3.5 years and 3.9 years, respectively on a weighted average basis.

Note 13 Other Noninterest Income and Expense

Other income and operating expense totals are presented in the table below. Components of these totals exceeding 1%, and other significant items, of the aggregate of total other noninterest income and total other noninterest expenses for any of the years presented below are stated separately.

	Year ended December 31,
(In thousands)	2022	2021	2020
NONINTEREST INCOME
Other service charges	$2,703	$2,826	$2,835
Increase in cash surrender value of corporate owned life insurance	1,162	1,879	2,188
Net gain on sale of loans	155	943	2,054
Other miscellaneous income	1,905	1,555	1,740
Total other noninterest income	$5,925	$7,203	$8,817
NONINTEREST EXPENSES
Marketing expense	$5,708	$4,319	$4,750
Professional fees	6,931	6,909	6,054
Technology expense	15,167	11,747	11,791
Cardholder expense	4,560	3,532	3,252
FDIC insurance	2,798	2,758	2,398
Legal expense	1,414	1,190	1,199
Penalties on prepayment of FHLB borrowings	0	2,929	0
Other miscellaneous expenses	13,919	13,869	15,285
Total other noninterest expenses	$50,497	$47,253	$44,729

Note 14 Revenue Recognition

As stated under Recently Adopted Accounting Standards, the Company adopted ASU No. 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. The update relates to the previous adoption of ASC 606, "Revenue from Contracts with Customers" and all subsequent ASUs that modified ASC 606.

ASU 2021-08 became effective for the Company on January 1, 2022, and will be applied to future acquisitions. As there were no acquisitions during the current year, the adoption of ASU No. 2021-08 had no effect on the financial statements for the current fiscal year.

Generally, this new guidance strives to improve the accounting for acquired revenue contracts with customers in a business combination by addressing diversity and inconsistency amongst entities in measuring contract assets and liabilities. The update requires that an entity (acquirer) recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606 as if it had originated the contract. Changes in the acquiree’s balance of contract asset and contract liabilities identified as necessary to conform to the acquirer’s accounting policies would result in a reallocation of the purchase price.

ASC 606 does not apply to revenue associated with financial instruments, including revenue from loans and securities. In addition, noninterest income streams such as fees associated with mortgage servicing rights, financial guarantees, derivatives, and certain credit card fees are also not in scope of the ASC 606. Likewise, the guidance set forth under ASU 2021-08 will not apply to these sources of revenue.

Insurance Commissions and Fees
Insurance commissions and fees from insurance product sales are typically earned upon the effective date of bound coverage, as no significant performance obligation remains after coverage is bound. Commission revenue on policies billed in installments is accrued based upon the completion of the performance obligation creating a current asset for the unbilled revenue until such time as an invoice is generated, typically not to exceed twelve months. Contingent commissions are estimated based upon management's expectations for the user with an appropriate constraint applied and accrued relative to the recognition of the corresponding core commissions.

Trust & Asset Management
Trust and asset management income is primarily comprised of fees earned from the management and administration of trusts and other customer assets. The Company’s performance obligation is generally satisfied over time and the resulting fees are recognized monthly, based upon the month-end fair value of the assets under management and the applicable fee rate. Payment is generally received a few days after month end through a direct charge to customers’ accounts. The Company does not earn performance-based incentives. Optional services such as real estate sales and tax return preparation services are also available to existing trust and asset management customers. The Company’s performance obligation for these transactional-based services is generally satisfied, and related revenue recognized, at a point in time (i.e., as incurred). Payment is received shortly after services are rendered.

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

The following presents noninterest income, segregated by revenue streams in-scope and out-of-scope of ASC 606, for the years ended December 31, 2022, 2021, and 2020.

	Year Ended
(In thousands)	2022	2021	2020
Noninterest Income
In-scope of Topic 606:
Insurance Revenues	$36,201	$34,836	$31,505
Investment Service Income	18,091	19,388	17,520
Service Charges on Deposit Accounts	7,365	6,347	6,312
Card Services Income	11,024	10,826	9,263
Other	1,291	1,204	1,146
Noninterest Income (in-scope of ASC 606)	73,972	72,601	65,746
Noninterest Income (out-of-scope of ASC 606)	4,000	6,248	8,114
Total Noninterest Income	$77,972	$78,849	$73,860

Contract Balances
A contract asset balance occurs when an entity performs a service for a customer before the customer pays consideration or before payment is due, which would result in contract receivables or assets, respectively. A contract liability balance is an entity’s obligation to transfer a service to a customer for which the entity has already received payment or for which payment is due from the customer. The Company’s noninterest revenue streams, excluding some insurance commissions and fees, are largely based on transactional activity, or standard month-end revenue accruals such as asset management fees based on month-end market values. Receivables primarily consist of amounts due for insurance and wealth management services performed for which the Company's performance obligations have been fully satisfied. Receivables amounted to $6.1 million and $2.5 million, respectively, at December 31, 2022, compared to $6.0 million and $2.3 million, respectively, at December 31, 2021. Additionally, the Company had contract assets related to contingent income of $2.9 million, and $3.0 million, respectively, related to period end 2022, and 2021, and contract liabilities of $1.6 million for year end 2022 and $1.7 million for year end 2021.

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

Note 15 Income Taxes

The income tax expense (benefit) attributable to income from operations is summarized as follows:

(In thousands)	Current	Deferred	Total
2022
Federal	$19,238	$994	$20,232
State	4,409	(84)	4,325
Total	$23,647	$910	$24,557
2021
Federal	$19,345	$1,485	$20,830
State	4,039	313	4,352
Total	$23,384	$1,798	$25,182
2020
Federal	$22,199	$(5,247)	$16,952
State	4,009	(1,037)	2,972
Total	$26,208	$(6,284)	$19,924

The primary reasons for the differences between income tax expense and the amount computed by applying the statutory federal income tax rate to earnings are as follows:

	2022	2021	2020
Statutory federal income tax rate	21.0%	21.0%	21.0%
State income taxes, net of federal benefit	3.1	3.0	2.4
Tax exempt income	(1.1)	(1.2)	(1.8)
Excess benefits from equity-based compensation	(0.3)	(0.5)	(0.2)
Bank-owned life insurance income	(0.2)	(0.4)	(0.5)
Federal tax credit	0.0	0.0	(0.4)
All other	(0.1)	0.1	(0.1)
Total	22.4%	22.0%	20.4%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities as of December 31 were as follows:

(In thousands)	2022	2021
Deferred tax assets:
Allowance for credit losses	$12,387	$11,160
Lease liability	8,535	7,277
Interest income on nonperforming loans	503	470
Compensation and benefits	12,316	12,303
Purchase accounting adjustments	517	360
Liabilities held at fair value	56	21
Deferred loan fees and costs	1,053	1,664
Other	593	1,017
Total	$35,960	$34,272
Deferred tax liabilities:
Prepaid pension	11,528	10,875
Right of use asset	8,222	7,092
Depreciation	3,767	3,586
Intangibles	1,489	1,401
Leases	2,617	1,985
Other	1,571	1,657
Total deferred tax liabilities	$29,194	$26,596
Net deferred tax asset at year-end	6,766	7,676
Net deferred tax asset at beginning of year	7,676	9,474
Decrease in net deferred tax asset	(910)	(1,798)
Deferred tax expense	$910	$1,798

The above analysis does not include recorded deferred tax assets (liabilities) of $58.6 million and $4.7 million as of December 31, 2022 and 2021, respectively, related to net unrealized holdings losses/(gains) in the available-for-sale debt securities portfolio. In addition, the analysis excludes recorded deferred tax assets of $9.8 million and $13.4 million, as of December 31, 2022 and 2021, respectively, related to employee benefit plans.

Realization of deferred tax assets is dependent upon the generation of future taxable income or the existence of sufficient taxable income. A valuation allowance is provided when it is more likely than not that some portion of the deferred tax assets will not be realized. In assessing the need for a valuation allowance, management considers the scheduled reversal of the deferred tax liabilities, the level of historical taxable income, and the projected future taxable income over the periods in which the temporary differences comprising the deferred tax assets will be deductible. Based on its assessment, management determined that no valuation allowance was necessary at December 31, 2022 and 2021.

At December 31, 2022 and December 31, 2021, the Company had an insignificant amount of ASC 740-10 unrecognized tax benefits. The Company does not expect the total amount of unrecognized tax benefits to significantly increase within the next twelve months. The Company recognizes interest and penalties on unrecognized tax benefits in income tax expense in its Consolidated Statements of Income.

The Company is subject to U.S. federal income tax and income tax in New York and various state jurisdictions. All tax years ending after December 31, 2018 are open to examination by the taxing authorities.

Note 16 Other Comprehensive Income (Loss)

The tax effect allocated to each component of other comprehensive income (loss) were as follows:

December 31, 2022	Before-Tax Amount	Tax (Expense) Benefit	Net of Tax
(In thousands)
Available-for-sale debt securities:
Change in net unrealized (loss) gain during the period	$(229,463)	$56,223	$(173,240)
Reclassification adjustment for net realized loss on sale included in available-for-sale debt securities	11,916	(2,919)	8,997
Net unrealized losses	(217,547)	53,304	(164,243)

Employee benefit plans:
Net retirement plan gain ( loss)	12,761	(3,127)	9,634
Amortization of net retirement plan actuarial gain	2,260	(554)	1,706
Amortization of net retirement plan prior service (cost) credit	216	(52)	164
Employee benefit plans	15,237	(3,733)	11,504

Other comprehensive loss	$(202,310)	$49,571	$(152,739)

December 31, 2021	Before-Tax Amount	Tax (Expense) Benefit	Net of Tax
(In thousands)
Available-for-sale debt securities:
Change in net unrealized (loss) gain during the period	$(46,301)	$11,340	$(34,961)
Reclassification adjustment for net realized gain on sale included in available-for-sale debt securities	(275)	67	(208)
Net unrealized losses	(46,576)	11,407	(35,169)

Employee benefit plans:
Net retirement plan gain (loss)	11,785	(2,887)	8,898
Amortization of net retirement plan actuarial gain	2,951	(723)	2,228
Amortization of net retirement plan prior service (cost) credit	221	(54)	167
Employee benefit plans	14,957	(3,664)	11,293

Other comprehensive loss	$(31,619)	$7,743	$(23,876)

December 31, 2020	Before-Tax Amount	Tax (Expense) Benefit	Net of Tax
(In thousands)
Available-for-sale debt securities:
Change in net unrealized gain during the period	$22,381	$(5,487)	$16,894
Reclassification adjustment for net realized gain on sale included in available-for-sale debt securities	(430)	106	(324)
Net unrealized gains	21,951	(5,381)	16,570

Employee benefit plans:
Net retirement plan loss	(9,309)	2,281	(7,028)
Amortization of net retirement plan actuarial gain	2,366	(580)	1,786
Amortization of net retirement plan prior service (cost) credit	214	(52)	162
Employee benefit plans	(6,729)	1,649	$(5,080)
Other comprehensive income	$15,222	$(3,732)	$11,490

The following table presents the activity in our accumulated other comprehensive loss for the periods indicated:

(In thousands)	Available-for-Sale Debt Securities	Employee Benefit Plans	Accumulated Other Comprehensive Income (loss)
Balance at January 1, 2020	$4,039	$(47,603)	$(43,564)
Other comprehensive income (loss)	16,570	(5,080)	11,490
Balance at December 31, 2020	$20,609	$(52,683)	$(32,074)

Balance at January 1, 2021	20,609	(52,683)	(32,074)
Other comprehensive (loss) income	(35,169)	11,293	(23,876)
Balance at December 31, 2021	$(14,560)	$(41,390)	$(55,950)

Balance at January 1, 2022	(14,560)	(41,390)	(55,950)
Other comprehensive (loss) income	(164,243)	11,504	(152,739)
Balance at December 31, 2022	$(178,803)	$(29,886)	$(208,689)

December 31, 2022
Details about Accumulated other Comprehensive Income Components (in thousands)	Amount Reclassified from Accumulated Other Comprehensive (Loss)[1]	Affected Line Item in the Statement Where Net Income is Presented
Available-for-sale debt securities:
Unrealized gains and losses on available-for-sale debt securities	$(11,916)	Net (loss) gain on securities transactions
	2,919	Tax expense
	(8,997)	Net of tax
Employee benefit plans:
Amortization of the following[2]
Net retirement plan actuarial gain	(2,260)	Other operating expense
Net retirement plan prior service credit	(216)	Other operating expense
	(2,476)	Total before tax
	606	Tax benefit
	$(1,870)	Net of tax

December 31, 2021
Details about Accumulated other Comprehensive Income Components (in thousands)	Amount Reclassified from Accumulated Other Comprehensive (Loss)[1]	Affected Line Item in the Statement Where Net Income is Presented
Available-for-sale debt securities:
Unrealized gains and losses on available-for-sale debt securities	$275	Net gain on securities transactions
	(67)	Tax benefit
	208	Net of tax
Employee benefit plans:
Amortization of the following[2]
Net retirement plan actuarial gain	(2,951)	Other operating expense
Net retirement plan prior service credit	(221)	Other operating expense
	(3,172)	Total before tax
	777	Tax benefit
	$(2,395)	Net of tax
1 Amounts in parentheses indicate debits in income statement.
2 The accumulated other comprehensive income (loss) components are included in the computation of net periodic benefit cost (See Note 11 - "Employee Benefit Plans").

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

The Company’s maximum potential obligations to extend credit for loan commitments (unfunded loans, unused lines of credit, and standby letters of credit) outstanding on December 31 were as follows:

(In thousands)	2022	2021
Loan commitments	$160,647	$176,510
Standby letters of credit	35,759	39,773
Undisbursed portion of lines of credit	978,484	911,694
Total	$1,174,890	$1,127,977

Commitments to extend credit (including lines of credit) are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Standby letters of credit are conditional commitments to guarantee the performance of a customer to a third party. The Company extends standby letters of credit to its customers in the normal course of business. The standby letters of credit are generally short-term. As of December 31, 2022, the Company’s maximum potential obligation under standby letters of credit was $35.8 million. Management uses the same credit policies in making commitments to extend credit and standby letters of credit as are used for on-balance-sheet lending decisions. Based upon management’s evaluation of the counterparty, the Company may require collateral to support commitments to extend credit and standby letters of credit. The credit risk amounts are equal to the contractual amounts, assuming the amounts are fully advanced and collateral or other security is of no value. The Company does not anticipate losses as a result of these transactions. These commitments also have off-balance-sheet interest-rate risk, in that the interest rate at which these commitments were made may not be at market rates on the date the commitments are fulfilled. Since some commitments and standby letters of credit are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash flow requirements.

The Company may also have rate lock agreements associated with mortgage loans to be sold in the secondary market (certain of which relate to loan applications for which no formal commitment has been made). The amount of rate lock agreements at December 31, 2021 were immaterial. In order to limit the interest rate risk associated with rate lock agreements, as well as the interest rate risk associated with mortgages held for sale, if any, the Company enters into agreements to sell loans in the secondary market to unrelated investors on a loan-by-loan basis. At December 31, 2022, the Company had approximately $187,000 of commitments to sell mortgages to unrelated investors on a loan-by-loan basis.

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

Note 18 Earnings Per Share

Calculation of basic earnings per share (Basic EPS) and diluted earnings per share (Diluted EPS) is shown below.

	Year ended December 31,
(In thousands, except share and per share data)	2022	2021	2020
Basic
Net income available to common shareholders	$85,030	$89,264	$77,588
Less: income attributable to unvested stock-based compensation awards	(250)	(615)	(857)
Net earnings allocated to common shareholders	84,780	88,649	76,731
Weighted average shares outstanding, including unvested stock-based compensation awards	14,532,448	14,798,447	14,933,990
Less: average unvested stock-based compensation awards	(204,168)	(229,684)	(230,600)
Weighted average shares outstanding - Basic	14,328,280	14,568,763	14,703,390

Diluted
Net earnings allocated to common shareholders	84,780	88,649	76,731
Weighted average shares outstanding - Basic	14,328,280	14,568,763	14,703,390
Plus: incremental shares from assumed conversion of stock-based compensation awards	76,014	79,404	38,650
Weighted average shares outstanding - Diluted	14,404,294	14,648,167	14,742,040

Basic EPS	$5.92	$6.08	$5.22
Diluted EPS	$5.89	$6.05	$5.20

Stock-based compensation awards representing 4,984, 7,591, and 14,982 common shares for 2022, 2021, and 2020, respectively, were not included in the computations of diluted earnings per common share because the effect on those periods would have been antidilutive.

Note 19 Fair Value Measurements

FASB ASC Topic 820, Fair Value Measurements and Disclosures, defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. FASB ASC Topic 820 also establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements).

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

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of December 31, 2022 and 2021 segregated by the level of valuation inputs within the fair value hierarchy used to measure fair value.

Recurring Fair Value Measurements
December 31, 2022

(In thousands)		(Level 1)	(Level 2)	(Level 3)
Available-for-sale debt securities
U.S. Treasuries	$167,251	$0	$167,251	$0
Obligations of U.S. Government sponsored entities	601,167	0	601,167	0
Obligations of U.S. states and political subdivisions	85,281	0	85,281	0
Mortgage-backed securities - residential, issued by
U.S. Government agencies	52,668	0	52,668	0
U.S. Government sponsored entities	686,222	0	686,222	0
U.S. corporate debt securities	2,378	0	2,378	0
Total Available-for-sale debt securities	$1,594,967	$0	$1,594,967	$0
Equity securities	$777	$0	$0	$777

The change in the fair value of the $777,000 of equity securities valued using significant unobservable inputs (level 3), between January 1, 2022 and December 31, 2022 was immaterial.

Recurring Fair Value Measurements
December 31, 2021

(In thousands)		(Level 1)	(Level 2)	(Level 3)
Available-for-sale debt securities
U.S. Treasuries	$157,834	$0	$157,834	$0
Obligations of U.S. Government sponsored entities	832,373	0	832,373	0
Obligations of U.S. states and political subdivisions	104,169	0	104,169	0
Mortgage-backed securities - residential, issued by
U.S. Government agencies	77,157	0	77,157	0
U.S. Government sponsored entities	870,556	0	870,556	0
U.S. corporate debt securities	2,424	0	2,424	0
Total Available-for-sale debt securities	$2,044,513	$0	$2,044,513	$0
Equity securities	$902	$0	$0	$902

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

Certain assets are measured at fair value on a nonrecurring basis, that is, they are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances. For the Company, these include loans held for sale, collateral dependent individually evaluated loans, other real estate owned, goodwill and other intangible assets. During 2022, certain collateral dependent individually evaluated loans and other real estate owned at December 31, 2022, were adjusted down to fair value. Collateral values are estimated using Level 3 inputs based upon observable market data. Real estate values are generally valued using independent appraisals or other indications of value based on recent comparable sales of similar properties or assumptions generally available in the market.

(In thousands)		Fair value measurements at reporting date using:			Gain (losses) from fair value changes
	As of	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs	Year ended
Assets:	12/31/2022	(Level 1)	(Level 2)	(Level 3)	12/31/2022
Individually evaluated loans	$9,460	$0		$9,460	$59
Other real estate owned	152	0	0	152	15

(In thousands)		Fair value measurements at reporting date using:			Gain (losses) from fair value changes
	As of	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs	Year ended
Assets:	12/31/2021	(Level 1)	(Level 2)	(Level 3)	12/31/2021
Individually evaluated loans	$5,456	$0		$5,456	$(7,107)
Other real estate owned	46	0	0	46	(8)

The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments at December 31, 2022 and 2021. The carrying amounts shown in the table are included in the Consolidated Statements of Condition under the indicated captions. The fair value estimates, methods and assumptions set forth below for the Company’s financial instruments, including those financial instruments carried at cost, are made solely to comply with disclosures required by GAAP and does not always incorporate the exit-price concept of fair value prescribed by ASC Topic 820-10 and should be read in conjunction with the financial statements and notes included in this Report.

Estimated Fair Value of Financial Instruments
December 31, 2022
(In thousands)	Carrying Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets:
Cash and cash equivalents	$77,837	$77,837	$77,837	$0	$0
Securities - held-to-maturity	312,344	261,692	0	261,692	0
FHLB and ACBB stock	17,720	17,720	0	17,720	0
Accrued interest receivable	24,865	24,865	0	24,865	0
Loans and leases, net[1]	5,222,977	4,939,246	0	0	4,939,246

Financial Liabilities:
Time deposits	$631,411	$616,488	$0	$616,488	$0
Other deposits	5,970,884	5,970,884	0	5,970,884	0
Securities sold under agreements to repurchase	56,278	56,278	0	56,278	0
Other borrowings	291,300	289,234	0	289,234	0
Accrued interest payable	1,420	1,420	0	1,420	0
 1 Lease receivables, although excluded from the scope of ASC Topic 825, are included in the estimated fair value amounts at their carrying value.

Estimated Fair Value of Financial Instruments
December 31, 2021
(In thousands)	Carrying Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets:
Cash and cash equivalents	$63,107	$63,107	$63,107	$0	$0
Securities - held-to-maturity	284,009	282,288	0	282,288	0
FHLB and ACBB stock	10,996	10,996	0	10,996	0
Accrued interest receivable	22,597	22,597	0	22,597	0
Loans and leases, net[1]	5,032,624	5,028,734	0	0	5,028,734

Financial Liabilities:
Time deposits	$639,674	$641,517	$0	$641,517	$0
Other deposits	6,151,761	6,151,761	0	6,151,761	0
Securities sold under agreements to repurchase	66,787	66,787	0	66,787	0
Other borrowings	124,000	125,700	0	125,700	0
Accrued interest payable	901	901	0	901	0
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

Note 20 Regulations and Supervision

Capital Requirements:

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

As of December 31, 2022, the most recent notifications from Federal bank regulatory agencies categorized the Company's subsidiary bank as "well capitalized" under the regulatory framework for PCA. To be categorized as well capitalized, the Company and its subsidiary bank must maintain total risk-based, Tier 1 risk-based, common equity Tier 1 capital and Tier 1 leverage ratios as set forth in the table below. There are no conditions or events since that notification that management believes have changed the capital category of the Company or its subsidiary bank.

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

The following table presents actual and required capital ratios as of December 31, 2022 and December 31, 2021 for Tompkins and its banking subsidiaries. Effective January 1, 2022, the Company's four wholly-owned banking subsidiaries were combined into one bank, with the Bank of of Castile, Mahopac Bank, and VIST Bank merging with and into Tompkins Trust Company (the "Trust Company") with the Trust Company as the surviving institution. Immediately following the merger, the Trust Company changed its name to Tompkins Community Bank. At December 31, 2022, the Company had one wholly-owned banking subsidiary, Tompkins Community Bank.

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

Actual capital amounts and ratios of the Company and its subsidiary bank are as follows:

	Actual	Minimum Capital Required- Basel III Fully-Phased-In	Required to be Considered Well Capitalized
(dollar amounts in thousands)	Amount/Ratio	Amount/Ratio	Amount/Ratio
December 31, 2022
Total Capital (to risk-weighted assets)
The Company (consolidated)	$780,472 /14.4%	$568,431/>10.5%	$541,363/>10.0%
Tompkins Community Bank	$736,099/13.6%	$567,793/>10.5%	$540,755/>10.0%

Common Equity Tier 1 Capital (to risk-weighted assets)
The Company (consolidated)	$730,330/13.5%	$378,954/>7.0%	$351,886/>6.5%
Tompkins Community Bank	$685,956/12.7%	$378,529/>7.0%	$351,491/>6.5%

Tier 1 Capital (to risk-weighted assets)
The Company (consolidated)	$730,330/13.5%	$460,159/>8.5%	$433,091/>8.0%
Tompkins Community Bank	$685,956/12.7%	$459,642/>8.5%	$432,604/>8.0%

Tier 1 Capital (to average assets)
The Company (consolidated)	$730,330/9.3%	$312,695/>4.0%	$390,868/>5.0%
Tompkins Community Bank	$685,956/8.8%	$312,057/>4.0%	$390,071/>5.0%

December 31, 2021
Total Capital (to risk-weighted assets)
The Company (consolidated)	$735,187 /14.2%	$524,345/>10.5%	$516,519/>10.0%
Trust Company	$219,976/14.8%	$156,631/>10.5%	$149,172/>10.0%
Castile	$160,757/12.2%	$138,104/>10.5%	$131,527/>10.0%
Mahopac	$136,247/12.7%	$112,649/>10.5%	$107,285/>10.0%
VIST	$173,889/13.6%	$134,403/>10.5%	$128,003/>10.0%
Common Equity Tier 1 Capital (to risk-weighted assets)
The Company (consolidated)	$688,425/13.3%	$361,563/>7.0%	$335,737/>6.5%
Trust Company	$207,632/13.9%	$104,421/>7.0%	$96,962/>6.5%
Castile	$149,154/11.3%	$92,069/>7.0%	$85,493/>6.5%
Mahopac	$126,718/11.8%	$75,100/>7.0%	$69,735/>6.5%
VIST	$163,145/12.8%	$89,602/>7.0%	$83,202/>6.5%
Tier 1 Capital (to risk-weighted assets)
The Company (consolidated)	$688,425/13.3%	$439,041/>8.5%	$413,215/>8.0%
Trust Company	$207,632/13.9%	$126,797/>8.5%	$119,338/>8.0%
Castile	$149,154/11.3%	$111,798/>8.5%	$105,222/>8.0%
Mahopac	$126,718/11.8%	$91,192/>8.5%	$85,282/>8.0%
VIST	$163,145/12.8%	$108,803/>8.5%	$102,403/>8.0%
Tier 1 Capital (to average assets)
The Company (consolidated)	$688,425/8.7%	$315,820/>4.0%	$394,775/>5.0%
Trust Company	$207,632/8.4%	$99,000/>4.0%	$123,751/>5.0%
Castile	$149,154/7.9%	$75,935/>4.0%	$94,918/>5.0%
Mahopac	$126,718/8.1%	$62,815/>4.0%	$78,519/>5.0%
VIST	$163,145/8.4%	$77,953/>4.0%	$97,441/>5.0%

Note 21 Condensed Parent Company Only Financial Statements

Condensed financial statements for Tompkins (the Parent Company) are presented below.

Condensed Statements of Condition	As of	As of
(In thousands)	12/31/2022	12/31/2021
Assets
Cash	$28,543	$18,691
Investment in subsidiaries	587,032	705,723
Other	1,344	4,032
Total Assets	$616,920	$728,446
Liabilities and Shareholders’ Equity
Other liabilities	942	917
Tompkins Financial Corporation Shareholders’ Equity	615,978	727,529
Total Liabilities and Shareholders’ Equity	$616,920	$728,446

Condensed Statements of Income	Year ended December 31,
(In thousands)	2022	2021	2020
Dividends received from subsidiaries	$62,559	$81,408	$60,818
Other income	147	279	52
Total Operating Income	$62,706	$81,687	$60,870
Interest expense	0	2,232	1,241
Other expenses	11,295	9,039	9,184
Total Operating Expenses	$11,295	$11,271	$10,425
Income Before Taxes and Equity in Undistributed
Earnings of Subsidiaries	51,411	70,416	50,445
Income tax benefit	2,841	2,068	2,160
Equity in undistributed earnings of subsidiaries	30,778	16,780	24,983
Net Income	$85,030	$89,264	$77,588

Condensed Statements of Cash Flows	Year ended December 31,
(In thousands)	2022	2021	2020
Operating activities
Net income	$85,030	$89,264	$77,588
Adjustments to reconcile net income to net cash provided by operating activities
Equity in undistributed earnings of subsidiaries	(30,778)	(16,780)	(24,983)
Other, net	3,561	4,126	(1,541)
Net Cash Provided by Operating Activities	57,813	76,610	51,064
Investing activities
Repayment of investments in and advances to subsidiaries	350	0	0
Other, net	29	(76)	(100)
Net Cash Provided by (Used in) Investing Activities	379	(76)	(100)
Financing activities
Borrowings, net	0	0	(4,000)
Cash dividends	(33,565)	(32,415)	(31,359)
Repurchase of common shares	(15,430)	(23,773)	(9,414)
Redemption of trust preferred debentures	0	(15,150)	(4,124)
Net proceeds from restricted stock awards	(1,758)	(2,292)	(1,682)
Shares issued for dividend reinvestment plan	0	2	1,825
Shares issued for employee stock ownership plan	2,951	0	0
Net proceeds from exercise of stock options	(538)	(803)	(253)
Net Cash Used in Financing Activities	(48,340)	(74,431)	(49,007)
Net increase in cash	9,852	2,103	1,957
Cash at beginning of year	18,691	16,588	14,631
Cash at End of Year	$28,543	$18,691	$16,588

A Statement of Changes in Shareholders’ Equity has not been presented since it is the same as the Consolidated Statement of Changes in Shareholders’ Equity previously presented for the consolidated Company.

Note 22 Segment and Related Information

The Company manages its operations through three reportable business segments in accordance with the standards set forth in FASB ASC 280, "Segment Reporting": (i) banking and financial services ("Banking"), (ii) insurance services ("Tompkins Insurance") and (iii) wealth management ("Tompkins Financial Advisors"). The Company’s insurance services and wealth management services are managed separately from the Banking segment.

Banking
Tompkins Community Bank has twelve banking offices located in Ithaca, NY and surrounding communities; sixteen banking offices located in the Genesee Valley region of New York State as well as Monroe County; thirteen full-service banking offices located in the counties north of New York City; and nineteen banking offices headquartered and operating in the areas surrounding southeastern Pennsylvania

Banking services consist primarily of attracting deposits from the areas served by the Company’s banking subsidiary and using those deposits to originate a variety of commercial loans, agricultural loans, consumer loans, real estate loans and leases in those same areas. The Company’s subsidiary bank provides a variety of retail banking services including checking accounts, savings accounts, time deposits, IRA products, residential mortgage loans, personal loans, home equity loans, credit cards, debit cards and safe deposit services delivered through its branch facilities, ATMs, voice response, mobile banking, Internet banking and remote deposit services. The Company’s subsidiary bank also provides a variety of commercial banking services such as lending activities for a variety of business purposes, including real estate financing, construction, equipment financing, accounts receivable financing and commercial leasing. Other commercial services include deposit and cash management services, letters of credit, sweep accounts, credit cards, Internet-based account services, mobile banking and remote deposit services. The banking subsidiary does not engage in sub-prime lending.

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

Summarized financial information concerning the Company’s reportable segments and the reconciliation to the Company’s consolidated results is shown in the following table. Investment in subsidiaries is netted out of the presentations below. The "Intercompany" column identifies the intercompany activities of revenues, expenses and other assets between the banking and financial services segments. The Company accounts for intercompany fees and services at an estimated fair value according to regulatory requirements for the services provided. Intercompany items relate primarily to the use of human resources, information systems, accounting and marketing services provided by any of the banks and the holding company. All other accounting policies are the same as those described in Note 1 "Summary of Significant Accounting Policies" in this Report.

As of and for the year ended December 31, 2022
(In thousands)	Banking	Insurance	Wealth Management	Intercompany	Consolidated
Interest income	$251,324	$5	$0	$(5)	$251,324
Interest expense	21,048	0	0	(5)	21,043
Net interest income	230,276	5	0	0	230,281
Credit for credit loss expense	2,789	0	0	0	2,789
Noninterest income	25,394	36,721	18,129	(2,272)	77,972
Noninterest expense	156,186	27,678	14,159	(2,272)	195,751
Income before income tax expense	96,695	9,048	3,970	0	109,713
Income tax expense	21,085	2,504	968	0	24,557
Net Income attributable to noncontrolling interests and Tompkins Financial Corporation	75,610	6,544	3,002	0	85,156
Less: Net income attributable to noncontrolling interests	126	0	0	0	126
Net Income attributable to Tompkins Financial Corporation	$75,484	$6,544	$3,002	$0	$85,030

Depreciation and amortization	$10,366	$175	$143	$0	$10,684
Assets	7,610,701	45,090	28,977	(14,082)	7,670,686
Goodwill	64,524	19,867	8,211	0	92,602
Other intangibles, net	1,004	1,655	49	0	2,708
Net loans and leases	5,222,977	0	0	0	5,222,977
Deposits	6,614,659	0	1,079	(13,443)	6,602,295
Total equity	559,123	35,155	23,112	0	617,390

As of and for the year ended December 31, 2021
(In thousands)	Banking	Insurance	Wealth Management	Intercompany	Consolidated
Interest income	$241,322	$11	$0	$(15)	$241,318
Interest expense	17,541	0	0	(15)	17,526
Net interest income	223,781	11	0	0	223,792
Credit for credit loss expense	(2,219)	0	0	0	(2,219)
Noninterest income	25,944	35,430	19,727	(2,252)	78,849
Noninterest expense	152,624	26,857	13,058	(2,252)	190,287
Income before income tax expense	99,320	8,584	6,669	0	114,573
Income tax expense	21,257	2,326	1,599	0	25,182
Net Income attributable to noncontrolling interests and Tompkins Financial Corporation	78,063	6,258	5,070	0	89,391
Less: Net income attributable to noncontrolling interests	127	0	0	0	127
Net Income attributable to Tompkins Financial Corporation	$77,936	$6,258	$5,070	$0	$89,264

Depreciation and amortization	$9,987	$208	$55	$0	$10,250
Assets	7,794,561	42,879	33,735	(51,193)	7,819,982
Goodwill	64,370	19,866	8,211	0	92,447
Other intangibles, net	1,571	2,004	68	0	3,643
Net loans and leases	5,032,624	0	0	0	5,032,624
Deposits	6,802,852	0	0	(11,417)	6,791,435
Total equity	664,800	33,171	30,970	0	728,941

As of and for the year ended December 31, 2020
(In thousands)	Banking	Insurance	Wealth Management	Intercompany	Consolidated
Interest income	$254,330	$4	$0	$(4)	$254,330
Interest expense	28,995	0	0	(4)	28,991
Net interest income	225,335	4	0	0	225,339
Credit for credit loss expense	17,213	0	0	0	17,213
Noninterest income	26,015	31,930	18,131	(2,216)	73,860
Noninterest expense	147,680	25,941	12,915	(2,216)	184,320
Income before income tax expense	86,457	5,993	5,216	0	97,666
Income tax expense	17,033	1,625	1,266	0	19,924
Net Income attributable to noncontrolling interests and Tompkins Financial Corporation	69,424	4,368	3,950	0	77,742
Less: Net income attributable to noncontrolling interests	154	0	0	0	154
Net Income attributable to Tompkins Financial Corporation	$69,270	$4,368	$3,950	$0	$77,588

Depreciation and amortization	$9,912	$229	$51	$0	$10,192
Assets	7,564,342	41,812	28,616	(12,599)	7,622,171
Goodwill	64,370	19,866	8,211	0	92,447
Other intangibles, net	2,418	2,398	89	0	4,905
Net loans and leases	5,208,658	0	0	0	5,208,658
Deposits	6,449,289	0	0	(11,537)	6,437,752
Total equity	660,334	31,455	25,900	0	717,689

Note 23 Derivatives and Hedging Activities

Risk Management Objective of Using Derivatives

The Company is exposed to certain risks arising from both its business operations and economic conditions. The Company principally manages its exposures to a wide variety of business and operational risks through management of its core business activities. The Company manages economic risks, including interest rate, liquidity, and credit risk, primarily by managing the amount, sources, and duration of its assets and liabilities. The Company’s existing credit derivatives result from participation in loan participation arrangements, and therefore, are not used to manage interest rate risk in the Company’s assets or liabilities.

Non-designated Hedges

Derivatives not designated as hedges are not speculative and result from a service the Company provides to certain customers. The Company has entered into risk participation agreements with other banks in commercial loan arrangements, where participating banks guarantee performance on borrower related interest rate swap contracts. These derivatives are not designated as hedges and therefore, changes in fair value are recognized in earnings. As of December 31, 2022 the Company has entered into a risk participation-in agreement with a notional value of $7.5 million. Under a risk participation-in agreement, a derivative liability, the Company assumes, or participates in, a portion of the credit risk associated with the interest rate swap position with the commercial borrower for a fee received from the other bank.

Tabular Disclosure of Fair Values of Derivative Instruments on the Balance Sheet

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the consolidated statements of condition as of December 31, 2022 and December 31, 2021. The Company began entering into derivative transactions in the second quarter of 2022.

Derivative Liabilities
	December 31, 2022
	Notional	Balance Sheet	Fair
(In thousands)	Amount	Location	Value
Derivatives not designated as hedging instruments
Risk Participation Agreement	7,499	Other Liabilities	$21
Total derivatives not designated as hedging instruments			$21

Tabular Disclosure of the Effect of Derivatives Not Designated as Hedging Instruments on the Income statement

The table below presents the effect of the Company's derivative financial instruments that are not designated as hedging instruments on the consolidated statements of income for the year-ended December 31, 2022.

Effect of Derivatives Not Designated as Hedging Instruments on the Statement of Financial Performance
Derivatives Not Designated as Hedging Instruments under Subtopic 815-20	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
(In thousands)		Three Months Ended December 31, 2022	Year Ended December 31, 2022

Risk Participation Agreement	Other income / (expense)	$13	$57
Total		$13	$57

Unaudited Quarterly Financial Data

The Company has adopted certain provisions within the amendments to Regulation S-K that eliminate tabular presentation of unaudited quarterly financial information. There have been no material retrospective changes to financial statements for any of the quarters within the fiscal years ended December 31, 2022 and December 31, 2021.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, including its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2022. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that as of the end of the period covered by this Form 10-K, the Company’s disclosure controls and procedures were effective.

Management’s Annual Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. As of December 31, 2022, management evaluated the effectiveness of the Company’s internal control over financial reporting based on the framework for effective internal control over financial reporting established in "Internal Control - Integrated Framework (2013)," issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on its evaluation under the COSO framework, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2022. The results of management’s assessment were reviewed with the Company’s Audit and Examining Committee of its Board of Directors. The independent registered public accounting firm that audited the Company’s consolidated financial statements included in this report has issued an attestation report on the Company’s internal control over financial reporting as of December 31, 2022, which is included in Part II, Item 8 of this Report.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2022, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated herein by reference to the material under the captions "Proposal No. 1 – Election of Directors", the discussion of the Company’s code of ethics under "Corporate Governance Matters", and the discussion of the Audit/Examining Committee under "Matters Relating to the Board of Directors - Board of Directors: Committee Membership" all in the Company’s proxy statement relating to its 2023 annual meeting of shareholders (the "Proxy Statement"), which the Company intends to file with the Securities and Exchange Commission on or about March 30, 2023; and the material captioned "Information About Our Executive Officers" in Part I of this Report on Form 10-K.

Item 11. Executive Compensation

The information called for by this item is incorporated herein by reference to the material under the captions, "Executive Compensation", "Matters Relating to the Board of Directors - Director Compensation", "Executive Compensation – Compensation Committee Interlocks and Insider Participation", "Executive Compensation – Compensation Committee Report", and "Corporate Governance Matters - Risk and Influence on Compensation Programs" in the Proxy Statement.

The material incorporated herein by reference to the material under the caption "Executive Compensation - Compensation Committee Report" in the Proxy Statement is deemed "furnished" within this Report on Form 10-K and shall not be deemed to be "soliciting material" or to be "filed" with the Commission or subject to Regulation 14A, or to the liabilities of Section 18 of the Exchange Act, and shall not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the Company specifically requests that the information be treated as soliciting material or specifically incorporates it by reference into such filing.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information regarding security ownership of management and certain beneficial owners is incorporated by reference to the information under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement.

Information regarding stock-based compensation awards outstanding and available for future grant as of December 31, 2022 is presented in the table below.

Equity Compensation Plan Information
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (excluding Securities in Column (a))
	(a)	(b)	(c)
Equity Compensation Plans Approved by Security Holders	59,853	$57.12	336,209 [1]
Equity Compensation Plans Not Approved by Security Holders	0	0.00	0
1 Represents shares that are available for issuance under the 2019 Equity Incentive Plan, which was effective May 7, 2019.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information called for by this item is incorporated herein by reference to the material under the captions "Corporate Governance Matters - Affirmative Determination of Director Independence" and "Transactions with Related Persons" in the Proxy Statement.

Item 14. Principal Accountant Fees and Services

The information called for by this item is incorporated herein by reference to the material under the caption "Independent Registered Public Accounting Firm" in the Proxy Statement. Our independent registered public accounting firm is KPMG LLP, Rochester, NY, Auditor Firm ID 185.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1)	The following financial statements and Reports of KPMG LLP are included in this Annual Report on Form 10-K:

Reports of KPMG LLP, Independent Registered Public Accounting Firm on Consolidated Financial Statements and Internal Control over Financial Reporting
Consolidated Statements of Condition as of December 31, 2022 and 2021
Consolidated Statements of Income for the years ended December 31, 2022, 2021, and 2020
Consolidated Statements of Comprehensive Income for the years ended December 31, 2022, 2021, and 2020
Consolidated Statements of Cash Flows for the years ended December 31, 2022, 2021, and 2020
Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2022, 2021, and 2020
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

10.10*
Form of Officer Group Term Life Replacement Plan (the "Plan") among Tompkins Trust Company and the Participants in the Plan, incorporated herein by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K, filed with the Commission on March 16, 2006.

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

10.31*	Form of Performance Share Award Agreement (PSUs) under Tompkins Financial Corporation 2019 Equity Plan.

10.32*	Tompkins Financial Corporation 2019 Equity Incentive Plan, incorporated herein by reference to Appendix A of the Company’s DEF 14A filed with the commission on March 29, 2019.

21	Subsidiaries of Registrant, incorporated herein by reference to Exhibit 21 to the Company’s Annual Report on Form 10-K, filed herewith.

23	Consent of Independent Registered Public Accounting Firm (filed herewith)

24	Power of Attorney, included on signature page of this Report on Form 10-K.

31.1	Certification of the Chief Executive Officer as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of the Chief Financial Officer as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101 INS**	The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document

101 SCH**	Inline XBRL Taxonomy Extension Schema Document

101 CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101 DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document

101 LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document

101 PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the interactive date file because its XBRL tags are embedded with the inline XBRL document.

** Attached as Exhibit 101 to this report are the following formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Condition as of December 31, 2022 and December 31, 2021; (ii) Consolidated Statements of Income as of December 31, 2022; (iii) Consolidated Statements of Comprehensive Income as of December 31, 2022; (iv) Consolidated Statements of Cash Flows as of December 31, 2022; (v) Consolidated Statements of Changes in Shareholders' Equity as of December 31, 2022; and (vi Notes to Unaudited Condensed Consolidated Financial Statements.

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

Date: March 1, 2023

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

Signature	Date	Capacity	Signature	Date	Capacity
/S/Thomas R. Rochon	3/1/2023	Chairman of the Board	/S/Jennifer R. Tegan	3/1/2023	Director
Thomas R. Rochon		Director	Jennifer R. Tegan

/S/Stephen S. Romaine	3/1/2023	President and Chief Executive	/S/Patricia A. Johnson	3/1/2023	Director
Stephen S. Romaine		Officer (Principal Executive Officer)	Patricia A. Johnson
Director
			/S/Frank C. Milewski	3/1/2023	Director
/S/James W. Fulmer	3/1/2023	Vice Chairman, Director	Frank C. Milewski
James W. Fulmer
			/S/Ita M. Rahilly	3/1/2023	Director
/S/Francis M. Fetsko	3/1/2023	Executive Vice President	Ita M. Rahilly
Francis M. Fetsko		Chief Financial Officer
		(Principal Financial Officer)	/S/Michael H. Spain	3/1/2023	Director
		(Principal Accounting	Michael H. Spain
Officer)
/S/John E. Alexander	3/1/2023	Director	/S/Alfred J. Weber	3/1/2023	Director
John E. Alexander			Alfred J. Weber

/S/Paul J. Battaglia	3/1/2023	Director	/S/Craig Yunker	3/1/2023	Director
Paul J. Battaglia			Craig Yunker

/S/Daniel J. Fessenden	3/1/2023	Director
Daniel J. Fessenden

118 E. Seneca Street, P.O. Box 460, Ithaca, New York 14851
(607) 273-3210

www.tompkinsfinancial.com