Form 10-Q
period 2023-03-31
TOMPKINS FINANCIAL CORP
filed 2023-05-10
CIK 1005817

United States
Securities and Exchange Commission
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

Indicate the number of shares of the Registrant's Common Stock outstanding as of the latest practicable date: 14,518,876 shares as of May 4, 2023.

TOMPKINS FINANCIAL CORPORATION

FORM 10-Q

Item 1. Financial Statements
TOMPKINS FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CONDITION

(In thousands, except share and per share data)	As of	As of
ASSETS	03/31/2023	12/31/2022
	(unaudited)	(audited)
Cash and noninterest bearing balances due from banks	$49,753	$18,572
Interest bearing balances due from banks	20,784	59,265
Cash and Cash Equivalents	70,537	77,837

Available-for-sale debt securities, at fair value (amortized cost of $1,795,423 at March 31, 2023 and $1,831,791 at December 31, 2022)	1,585,854	1,594,967
Held-to-maturity securities, at amortized cost (fair value of $267,099 at March 31, 2023 and $261,692 at December 31, 2022)	312,357	312,344
Equity securities, at fair value	790	777
Total loans and leases, net of unearned income and deferred costs and fees	5,273,671	5,268,911
Less: Allowance for credit losses	46,099	45,934
Net Loans and Leases	5,227,572	5,222,977

Federal Home Loan Bank and other stock	19,326	17,720
Bank premises and equipment, net	81,633	82,140
Corporate owned life insurance	86,175	85,556
Goodwill	92,602	92,602
Other intangible assets, net	2,605	2,708
Accrued interest and other assets	164,920	181,058
Total Assets	$7,644,371	$7,670,686
LIABILITIES
Deposits:
Interest bearing:
Checking, savings and money market	3,774,092	3,820,739
Time	725,338	631,411
Noninterest bearing	2,009,579	2,150,145
Total Deposits	6,509,009	6,602,295

Federal funds purchased and securities sold under agreements to repurchase	63,491	56,278
Other borrowings	327,000	291,300
Other liabilities	95,106	103,423
Total Liabilities	$6,994,606	$7,053,296
EQUITY
Tompkins Financial Corporation shareholders' equity:
Common Stock - par value $0.10 per share: Authorized 25,000,000 shares; Issued: 14,555,658 at March 31, 2023; and 14,555,741 at December 31, 2022	1,456	1,456
Additional paid-in capital	303,357	302,763
Retained earnings	537,331	526,727
Accumulated other comprehensive loss	(187,846)	(208,689)
Treasury stock, at cost – 120,879 shares at March 31, 2023, and 128,749 shares at December 31, 2022	(5,976)	(6,279)
Total Tompkins Financial Corporation Shareholders’ Equity	648,322	615,978
Noncontrolling interests	1,443	1,412
Total Equity	$649,765	$617,390
Total Liabilities and Equity	$7,644,371	$7,670,686
See notes to unaudited consolidated financial statements.

TOMPKINS FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended
(In thousands, except per share data) (Unaudited)	03/31/2023	03/31/2022
INTEREST AND DIVIDEND INCOME
Loans	$60,842	$51,131
Due from banks	139	41
Available-for-sale debt securities	6,743	6,770
Held-to-maturity securities	1,214	1,129
Federal Home Loan Bank and other stock	300	105
Total Interest and Dividend Income	69,238	59,176
INTEREST EXPENSE
Time certificates of deposits of $250,000 or more	1,788	426
Other deposits	10,394	1,620
Federal funds purchased and securities sold under agreements to repurchase	14	16
Other borrowings	2,796	500
Total Interest Expense	14,992	2,562
Net Interest Income	54,246	56,614
Less: (Credit) for credit loss expense	(825)	(520)
Net Interest Income After Credit for Credit Loss Expense	55,071	57,134
NONINTEREST INCOME
Insurance commissions and fees	9,509	9,317
Wealth management fees	4,509	4,917
Service charges on deposit accounts	1,746	1,779
Card services income	2,682	2,543
Other income	1,941	1,476
Net gain (loss) on securities transactions	13	(47)
Total Noninterest Income	20,400	19,985
NONINTEREST EXPENSE
Salaries and wages	24,512	23,272
Other employee benefits	6,741	5,797
Net occupancy expense of premises	3,299	3,541
Furniture and fixture expense	2,054	1,991
Amortization of intangible assets	83	218
Other operating expense	13,469	12,020
Total Noninterest Expenses	50,158	46,839
Income Before Income Tax Expense	25,313	30,280
Income Tax Expense	5,901	6,976
Net Income Attributable to Noncontrolling Interests and Tompkins Financial Corporation	19,412	23,304
Less: Net Income Attributable to Noncontrolling Interests	31	31
Net Income Attributable to Tompkins Financial Corporation	$19,381	$23,273
Basic Earnings Per Share	$1.35	$1.61
Diluted Earnings Per Share	$1.35	$1.60

See notes to unaudited consolidated financial statements.

TOMPKINS FINANCIAL CORPORATION
 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended
(In thousands) (Unaudited)	03/31/2023	03/31/2022
Net income attributable to noncontrolling interests and Tompkins Financial Corporation	$19,412	$23,304
Other comprehensive (loss) income, net of tax:

Available-for-sale debt securities:
Change in net unrealized gain (loss) during the period	20,578	(80,405)
Reclassification adjustment for net realized loss on sale of available-for-sale debt securities included in net income	0	0

Employee benefit plans:
Amortization of net retirement plan actuarial loss	224	464
Amortization of net retirement plan prior service cost	41	42

Other comprehensive income (loss)	20,843	(79,899)

Subtotal comprehensive income (loss) attributable to noncontrolling interests and Tompkins Financial Corporation	40,255	(56,595)
Less: Net income attributable to noncontrolling interests	(31)	(31)
Total comprehensive income (loss) attributable to Tompkins Financial Corporation	$40,224	$(56,626)

See notes to unaudited consolidated financial statements.

TOMPKINS FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
(In thousands) (Unaudited)	03/31/2023	03/31/2022
OPERATING ACTIVITIES
Net income attributable to Tompkins Financial Corporation	$19,381	$23,273
Adjustments to reconcile net income to net cash provided by operating activities:
(Credit) for credit loss expense	(825)	(520)
Depreciation and amortization of premises, equipment, and software	2,678	2,650
Amortization of intangible assets	83	218
Earnings from corporate owned life insurance	(615)	(423)
Net amortization on securities	961	1,819
Amortization/accretion related to purchase accounting	(213)	(191)
Net (gain) loss on securities transactions	(13)	47
Net gain on sale of loans originated for sale	(38)	(4)
Proceeds from sale of loans originated for sale	1,345	139
Loans originated for sale	(1,453)	(685)
Net gain on sale of bank premises and equipment	(20)	(17)
Net excess tax benefit from stock based compensation	41	21
Stock-based compensation expense	1,045	945
Decrease in accrued interest receivable	1,236	1,047
Increase (decrease) in accrued interest payable	159	(106)
Other, net	(994)	(4,295)
Net Cash Provided by Operating Activities	22,758	23,918
INVESTING ACTIVITIES
Proceeds from maturities, calls and principal paydowns of available-for-sale debt securities	35,646	79,753
Proceeds from sales of available-for-sale debt securities	0	0
Purchases of available-for-sale debt securities	(252)	(124,668)
Purchases of held-to-maturity securities	0	(19,534)
Net (increase) decrease in loans	(3,218)	12,662
Proceeds from sale/redemptions of Federal Home Loan Bank stock	25,507	12,751
Purchases of Federal Home Loan Bank and other stock	(27,113)	(8,870)
Proceeds from sale of bank premises and equipment	55	42
Purchases of bank premises, equipment and software	(1,406)	(27)
Other, net	(138)	0
Net Cash Provided by (Used in) Investing Activities	29,081	(47,891)
FINANCING ACTIVITIES
Net (decrease) increase in demand, money market, and savings deposits	(187,213)	249,042
Net increase (decrease) in time deposits	94,021	(23,630)
Net increase (decrease) in Federal funds purchased and securities sold under agreements to repurchase	7,213	(9,672)
Increase in other borrowings	85,000	0
Repayment of other borrowings	(49,300)	(64,000)
Cash dividends	(8,712)	(8,335)
Repurchase of common stock	0	(10,370)
Shares issued for employee stock ownership plan	0	2,951
Net shares issued related to restricted stock awards	(40)	(3)
Net proceeds from exercise of stock options	(108)	(42)
Net Cash (Used) Provided by Financing Activities	(59,139)	135,941
Net (Decrease) Increase in Cash and Cash Equivalents	(7,300)	111,968
Cash and cash equivalents at beginning of period	77,837	63,107
Total Cash and Cash Equivalents at End of Period	$70,537	$175,075

See notes to unaudited consolidated financial statements.

TOMPKINS FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
(In thousands) (Unaudited)	03/31/2023	03/31/2022
Supplemental Information:
Cash paid during the year for - Interest	$14,927	$2,775
Cash paid during the year for - Taxes	1,249	1,396
Transfer of loans to other real estate owned	0	49
Initial recognition of operating lease right-of-use assets	0	0
Initial recognition of operating lease liabilities	0	0
Right-of-use assets obtained in exchange for new lease liabilities	418	552

See notes to unaudited consolidated financial statements.

TOMPKINS FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(In thousands except share and per share data)(Unaudited)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Non- controlling Interests	Total
Balances at January 1, 2022	$1,470	$312,538	$475,262	$(55,950)	$(5,791)	$1,412	$728,941
Net income attributable to noncontrolling interests and Tompkins Financial Corporation			23,273			31	23,304
Other comprehensive loss				(79,899)			(79,899)
Total Comprehensive Loss							(56,595)
Cash dividends ($0.57 per share)			(8,335)				(8,335)
Net exercise of stock options (630 shares)		(42)					(42)
Common stock repurchased and returned to unissued status (130,168 shares)	(13)	(10,357)					(10,370)
Stock-based compensation expense		945					945
Shares issued for employee stock ownership plan (37,454 shares)	4	2,947					2,951
Directors deferred compensation plan (4,367 shares)		(149)			149		0
Restricted stock activity (7,467 shares)	(1)	(2)					(3)
Balances at March 31, 2022	$1,460	$305,880	$490,200	$(135,849)	$(5,642)	$1,443	$657,492

Balances at January 1, 2023	$1,456	$302,763	$526,727	$(208,689)	$(6,279)	$1,412	$617,390
Net income attributable to noncontrolling interests and Tompkins Financial Corporation			19,381			31	19,412
Other comprehensive income				20,843			20,843
Total Comprehensive Income							40,255
Cash dividends ($0.60 per share)			(8,712)				(8,712)
Net exercise of stock options (1,509 shares)		(108)					(108)
Stock-based compensation expense		1,045					1,045
Directors deferred compensation plan (7,870 shares)		(303)			303		0
Restricted stock activity (1,592 shares)		(40)					(40)
Adoption of Accounting Guidance			(65)				(65)
Balances at March 31, 2023	$1,456	$303,357	$537,331	$(187,846)	$(5,976)	$1,443	$649,765

See notes to unaudited consolidated financial statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. Business

Tompkins Financial Corporation ("Tompkins" or the "Company") is headquartered in Ithaca, New York and is registered as a Financial Holding Company with the Federal Reserve Board under the Bank Holding Company Act of 1956, as amended. The Company is a locally oriented, community-based financial services organization that offers a full array of products and services, including commercial and consumer banking, leasing, trust and investment management, financial planning and wealth management, and insurance services. At March 31, 2023, the Company had one wholly-owned banking subsidiary, Tompkins Community Bank. Tompkins Community Bank provides a full array of trust and wealth management services under the Tompkins Financial Advisors brand, including investment management, trust and estate, financial and tax planning as well as life, disability and long-term care insurance services. The Company also has a wholly-owned insurance agency subsidiary, Tompkins Insurance Agencies, Inc. ("Tompkins Insurance"). The Company’s principal offices are located at 118 E. Seneca Street, Ithaca, New York, 14850, and its telephone number is (888) 503-5753. The Company’s common stock is traded on the NYSE American under the symbol "TMP."

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

In management’s opinion, the unaudited consolidated financial statements reflect all adjustments of a normal recurring nature. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year ended December 31, 2023. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

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

3. Securities

Available-for-Sale Debt Securities
The following table summarizes available-for-sale debt securities held by the Company at March 31, 2023:

	Available-for-Sale Debt Securities
March 31, 2023	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(In thousands)
U.S. Treasuries	$190,220	$0	$19,406	$170,814
Obligations of U.S. Government sponsored entities	670,978	0	71,216	599,762
Obligations of U.S. states and political subdivisions	92,915	10	6,241	86,684
Mortgage-backed securities – residential, issued by
U.S. Government agencies	56,224	15	5,348	50,891
U.S. Government sponsored entities	782,586	0	107,276	675,310
U.S. corporate debt securities	2,500	0	107	2,393
Total available-for-sale debt securities	$1,795,423	$25	$209,594	$1,585,854

The following table summarizes available-for-sale debt securities held by the Company at December 31, 2022:

	Available-for-Sale Debt Securities
December 31, 2022	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(In thousands)
U.S. Treasuries	$190,170	$0	$22,919	$167,251
Obligations of U.S. Government sponsored entities	681,192	0	80,025	601,167
Obligations of U.S. states and political subdivisions	93,599	8	8,326	85,281
Mortgage-backed securities – residential, issued by
U.S. Government agencies	58,727	12	6,071	52,668
U.S. Government sponsored entities	805,603	0	119,381	686,222
U.S. corporate debt securities	2,500	0	122	2,378
Total available-for-sale debt securities	$1,831,791	$20	$236,844	$1,594,967

Held-to-Maturity Debt Securities
The following table summarizes held-to-maturity debt securities held by the Company at March 31, 2023:

	Held-to-Maturity Securities
March 31, 2023	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(In thousands)
U.S. Treasuries	$86,425	$0	$10,966	$75,459
Obligations of U.S. Government sponsored entities	225,932	0	34,292	191,640
Total held-to-maturity debt securities	$312,357	$0	$45,258	$267,099

The following table summarizes held-to-maturity debt securities held by the Company at December 31, 2022:

	Held-to-Maturity Securities
December 31, 2022	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(In thousands)
U.S. Treasuries	$86,478	$0	$12,937	$73,541
Obligations of U.S. Government sponsored entities	225,866	0	37,715	188,151
Total held-to-maturity debt securities	$312,344	$0	$50,652	$261,692

The Company may from time to time sell debt securities from its available-for-sale portfolio. There were no sales of available-for-sale debt securities for both the three months ended March 31, 2023 and the three months ended March 31, 2022. Realized gains (losses) on sales of available-for-sale debt securities were $0 for both the three months ended March 31, 2023 and the three months ended March 31, 2022. The Company's available-for-sale portfolio includes callable securities that may be called prior to maturity. There were no realized gains (losses) on called available-for-sale debt securities for the three months ended March 31, 2023 and the three months ended March 31, 2022. The Company also recognized net gains on equity securities of $13,000 for the three months ended March 31, 2023 and net losses of $47,000 for the same period during 2022, reflecting the change in fair value.

The following table summarizes available-for-sale debt securities that had unrealized losses at March 31, 2023:

	Less than 12 Months		12 Months or Longer		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasuries	$0	$0	$170,814	$19,406	$170,814	$19,406
Obligations of U.S. Government sponsored entities	95,536	1,931	504,226	69,286	599,762	71,217
Obligations of U.S. states and political subdivisions	20,397	306	58,598	5,936	78,995	6,242
Mortgage-backed securities – residential, issued by
U.S. Government agencies	5,484	183	45,046	5,164	50,530	5,347
U.S. Government sponsored entities	16,950	761	658,360	106,514	675,310	107,275
U.S. corporate debt securities	0	0	2,393	107	2,393	107
Total available-for-sale debt securities	$138,367	$3,181	$1,439,437	$206,413	$1,577,804	$209,594

The following table summarizes available-for-sale debt securities that had unrealized losses at December 31, 2022:

	Less than 12 Months		12 Months or Longer		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasuries	$28,602	$2,132	$138,649	$20,787	$167,251	$22,919
Obligations of U.S. Government sponsored entities	143,794	7,508	457,373	72,517	601,167	80,025
Obligations of U.S. states and political subdivisions	46,638	2,385	33,435	5,941	80,073	8,326
Mortgage-backed securities – residential, issued by
U.S. Government agencies	22,945	1,258	29,356	4,813	52,301	6,071
U.S. Government sponsored entities	186,690	16,869	499,532	102,512	686,222	119,381
U.S. corporate debt securities	0	0	2,378	122	2,378	122
Total available-for-sale debt securities	$428,669	$30,152	$1,160,723	$206,692	$1,589,392	$236,844

The following table summarizes held-to-maturity debt securities that had unrealized losses at March 31, 2023:

	Less than 12 Months		12 Months or Longer		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasuries	$0	$0	$75,459	$10,966	$75,459	$10,966
Obligations of U.S. Government sponsored entities	8,293	604	183,347	33,688	191,640	34,292
Total held-to-maturity debt securities	$8,293	$604	$258,806	$44,654	$267,099	$45,258

The following table summarizes held-to-maturity debt securities that had unrealized losses at December 31, 2022:

	Less than 12 Months		12 Months or Longer		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasuries	$0	$0	$73,542	$12,937	$73,542	$12,937
Obligations of U.S. Government sponsored entities	24,543	3,903	163,607	33,812	188,150	37,715
Total held-to-maturity debt securities	$24,543	$3,903	$237,149	$46,749	$261,692	$50,652

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
•Changes to the rating of a security or issuer by a nationally recognized statistical rating organization.
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

Management measures expected credit losses on held-to-maturity debt securities on a collective basis by major security type with each type sharing similar risk characteristics and considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts. Management has made the accounting policy election to exclude accrued interest receivable on held-to-maturity debt securities from the estimate of credit losses. As of March 31, 2023, the held-to- maturity portfolio consisted of U.S. Treasury securities and securities issued by U.S. government-sponsored enterprises, including The Federal National Mortgage Agency and the Federal Farm Credit Banks Funding Corporation. U.S. Treasury securities are backed by the full faith and credit of and/or guaranteed by the U.S. government, and it is expected that the securities will not be settled at prices less than the amortized cost bases of the securities. Securities issued by U.S. government agencies or U.S. government-sponsored enterprises carry the explicit and/or implicit guarantee of the U.S. government, are widely recognized as "low-risk," and have a long history of zero credit loss. As such, the Company did not record an allowance for credit losses for these securities as of March 31, 2023.

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

The Company did not recognize any net credit impairment charge to earnings on investment securities in the first quarter of 2023.

The amortized cost and estimated fair value of debt securities by contractual maturity are shown in the following table. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Mortgage-backed securities are shown separately since they are not due at a single maturity date.

March 31, 2023
(In thousands)	Amortized Cost	Fair Value
Available-for-sale debt securities:
Due in one year or less	$40,237	$39,828
Due after one year through five years	554,392	506,082
Due after five years through ten years	325,346	283,610
Due after ten years	36,638	30,133
Total	956,613	859,653
Mortgage-backed securities	838,810	726,201
Total available-for-sale debt securities	$1,795,423	$1,585,854

December 31, 2022
(In thousands)	Amortized Cost	Fair Value
Available-for-sale debt securities:
Due in one year or less	$50,922	$50,269
Due after one year through five years	508,880	459,721
Due after five years through ten years	367,743	314,408
Due after ten years	39,916	31,679
Total	967,461	856,077
Mortgage-backed securities	864,330	738,890
Total available-for-sale debt securities	$1,831,791	$1,594,967

March 31, 2023
(In thousands)	Amortized Cost	Fair Value
Held-to-maturity debt securities:
Due after five years through ten years	$312,357	$267,099
Total held-to-maturity debt securities	$312,357	$267,099

December 31, 2022
(In thousands)	Amortized Cost	Fair Value
Held-to-maturity debt securities:
Due after five years through ten years	$312,344	$261,692
Total held-to-maturity debt securities	$312,344	$261,692

The Company also holds non-marketable Federal Home Loan Bank New York ("FHLBNY") stock and non-marketable Atlantic Community Bankers Bank ("ACBB") stock, all of which are required to be held for regulatory purposes and for borrowing availability. The required investment in Federal Home Loan Bank ("FHLB") stock is tied to the Company’s borrowing levels with the FHLB. Holdings of FHLBNY stock and ACBB stock totaled $19.2 million and $95,000, respectively, at March 31, 2023. These securities are carried at par, which is also cost. The FHLBNY continues to pay dividends and repurchase stock. Quarterly, we evaluate our investment in the FHLB for impairment. We evaluate recent and long-term operating performance, liquidity, funding and capital positions, stock repurchase history, dividend history and impact of legislative and regulatory changes. Based on our most recent evaluation, as of March 31, 2023, we determined that no impairment write-downs were required.

4. Loans and Leases
Loans and Leases at March 31, 2023 and December 31, 2022 were as follows:

(In thousands)	03/31/2023	12/31/2022
Commercial and industrial
Agriculture	$65,223	$85,073
Commercial and industrial other	673,104	705,700
PPP loans*	686	756
Subtotal commercial and industrial	739,013	791,529
Commercial real estate
Construction	219,789	201,116
Agriculture	214,014	214,963
Commercial real estate other	2,476,532	2,437,339
Subtotal commercial real estate	2,910,335	2,853,418
Residential real estate
Home equity	183,636	188,623
Mortgages	1,342,214	1,346,318
Subtotal residential real estate	1,525,850	1,534,941
Consumer and other
Indirect	1,783	2,224
Consumer and other	83,775	75,412
Subtotal consumer and other	85,558	77,636
Leases	18,016	16,134
Total loans and leases	5,278,772	5,273,658
Less: unearned income and deferred costs and fees	(5,101)	(4,747)
Total loans and leases, net of unearned income and deferred costs and fees	$5,273,671	$5,268,911
*SBA Paycheck Protection Program ("PPP")

The Company has adopted comprehensive lending policies, underwriting standards and loan review procedures. Management reviews these policies and procedures on a regular basis. The Company discussed its lending policies and underwriting guidelines for its various lending portfolios in Note 3 – "Loans and Leases" in the Notes to Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. There have been no significant changes in these policies and guidelines since the date of that report. The Company’s Board of Directors approves the lending policies at least annually. The Company recognizes that exceptions to policy guidelines may occasionally occur and has established procedures for approving exceptions to these policy guidelines. Management has also implemented reporting systems to monitor loan origination, loan quality, concentrations of credit, loan delinquencies and nonperforming loans and potential problem loans.

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

The below tables are an age analysis of past due loans, segregated by class of loans as of March 31, 2023 and December 31, 2022:

March 31, 2023
(In thousands)	30-59 Days	60-89 Days	90 Days or More	Total Past Due	Current Loans	Total Loans
Loans and Leases
Commercial and industrial
Agriculture	$152	$0	$0	$152	$65,071	$65,223
Commercial and industrial other	2,586	46	371	3,003	670,101	673,104
PPP loans*	0	0	0	0	686	686
Subtotal commercial and industrial	2,738	46	371	3,155	735,858	739,013
Commercial real estate
Construction	0	0	0	0	219,789	219,789
Agriculture	170	0	0	170	213,844	214,014
Commercial real estate other	0	0	10,037	10,037	2,466,495	2,476,532
Subtotal commercial real estate	170	0	10,037	10,207	2,900,128	2,910,335
Residential real estate
Home equity	512	400	1,426	2,338	181,298	183,636
Mortgages	1,741	30	6,505	8,276	1,333,938	1,342,214
Subtotal residential real estate	2,253	430	7,931	10,614	1,515,236	1,525,850
Consumer and other
Indirect	56	11	41	108	1,675	1,783
Consumer and other	120	70	104	294	83,481	83,775
Subtotal consumer and other	176	81	145	402	85,156	85,558
Leases	0	0	0	0	18,016	18,016
Total loans and leases	5,337	557	18,484	24,378	5,254,394	5,278,772
Less: unearned income and deferred costs and fees	0	0	0	0	(5,101)	(5,101)
Total loans and leases, net of unearned income and deferred costs and fees	$5,337	$557	$18,484	$24,378	$5,249,293	$5,273,671
*SBA Paycheck Protection Program ("PPP")

December 31, 2022
(In thousands)	30-59 Days	60-89 Days	90 Days or More	Total Past Due	Current Loans	Total Loans
Loans and Leases
Commercial and industrial
Agriculture	$58	$0	$0	$58	$85,015	$85,073
Commercial and industrial other	50	381	82	513	705,187	705,700
PPP loans*	0	0	0	0	756	756
Subtotal commercial and industrial	108	381	82	571	790,958	791,529
Commercial real estate
Construction	0	0	0	0	201,116	201,116
Agriculture	128	0	0	128	214,835	214,963
Commercial real estate other	0	0	11,449	11,449	2,425,890	2,437,339
Subtotal commercial real estate	128	0	11,449	11,577	2,841,841	2,853,418
Residential real estate
Home equity	435	204	1,628	2,267	186,356	188,623
Mortgages	1,748	0	6,802	8,550	1,337,768	1,346,318
Subtotal residential real estate	2,183	204	8,430	10,817	1,524,124	1,534,941
Consumer and other
Indirect	66	31	53	150	2,074	2,224
Consumer and other	52	19	112	183	75,229	75,412
Subtotal consumer and other	118	50	165	333	77,303	77,636
Leases	0	0	0	0	16,134	16,134
Total loans and leases	2,537	635	20,126	23,298	5,250,360	5,273,658
Less: unearned income and deferred costs and fees	0	0	0	0	(4,747)	(4,747)
Total loans and leases, net of unearned income and deferred costs and fees	$2,537	$635	$20,126	$23,298	$5,245,613	$5,268,911
*SBA Paycheck Protection Program ("PPP")

The following tables present the amortized cost basis of loans on nonaccrual status and the amortized cost basis of loans on nonaccrual status for which there was no related allowance for credit losses. The below tables are an age analysis of nonaccrual loans segregated by class of loans, as of March 31, 2023 and December 31, 2022:

March 31, 2023
(In thousands)	Nonaccrual Loans and Leases with no ACL	Nonaccrual Loans and Leases	Loans and Leases Past Due Over 89 Days and Accruing
Loans and Leases
Commercial and industrial
Agriculture	$0	$17	$0
Commercial and industrial other	0	906	0
Subtotal commercial and industrial	0	923	0
Commercial real estate
Agriculture	0	183	0
Commercial real estate other	10,547	12,197	0
Subtotal commercial real estate	10,547	12,380	0
Residential real estate
Home equity	0	2,547	0
Mortgages	181	12,322	0
Subtotal residential real estate	181	14,869	0
Consumer and other
Indirect	0	78	0
Consumer and other	0	174	13
Subtotal consumer and other	0	252	13
Total loans and leases	$10,728	$28,424	$13

December 31, 2022
(In thousands)	Nonaccrual Loans and Leases with no ACL	Nonaccrual Loans and Leases	Loans and Leases Past Due Over 89 Days and Accruing
Loans and Leases
Commercial and industrial
Commercial and industrial other	$411	$618	$25
Subtotal commercial and industrial	411	618	25
Commercial real estate
Agriculture	186	186	0
Commercial real estate other	13,101	13,672	0
Subtotal commercial real estate	13,287	13,858	0
Residential real estate
Home equity	318	2,391	0
Mortgages	1,177	11,153	0
Subtotal residential real estate	1,495	13,544	0
Consumer and other
Indirect	0	94	0
Consumer and other	0	175	0
Subtotal consumer and other	0	269	0
Total loans and leases	$15,193	$28,289	$25

The Company recognized $0 of interest income on nonaccrual loans during the three months ended March 31, 2023.

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

Since the methodology is based upon historical experience and trends, current conditions, and reasonable and supportable forecasts, as well as management’s judgment, factors may arise that result in different estimates. While management’s evaluation of the allowance as of March 31, 2023, considers the allowance to be appropriate, under adversely different conditions or assumptions, the Company would need to increase or decrease the allowance. In addition, various federal and State regulatory agencies, as part of their examination process, review the Company's allowance and may require the Company to recognize additions to the allowance based on their judgements and information available to them at the time of their examinations.

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

The following table details activity in the allowance for credit losses on loans and leases for the three months ended March 31, 2023 and 2022. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

Three Months Ended March 31, 2023
(In thousands)	Commercial & Industrial	Commercial Real Estate	Residential Real Estate	Consumer and Other	Finance Leases	Total
Allowance for credit losses:
Beginning balance	$6,039	$27,287	$11,154	$1,358	$96	$45,934
Impact of adopting ASU 2022-22	2	16	46	0	0	64
Charge-offs	0	0	(2)	(106)	0	(108)
Recoveries	46	1,246	64	33	0	1,389
(Credit) provision for credit loss expense	229	(1,363)	(404)	343	15	(1,180)
Ending Balance	$6,316	$27,186	$10,858	$1,628	$111	$46,099

Three Months Ended March 31, 2022
(In thousands)	Commercial & Industrial	Commercial Real Estate	Residential Real Estate	Consumer and Other	Finance Leases	Total
Allowance for credit losses:
Beginning balance	$6,335	$24,813	$10,139	$1,492	$64	42,843
Charge-offs	(23)	(27)	0	(196)	0	(246)
Recoveries	20	42	109	92	0	263
(Credit) provision for credit loss expense	695	(1,846)	199	200	18	(734)
Ending Balance	$7,027	$22,982	$10,447	$1,588	$82	$42,126

The following table details activity in the liabilities for off-balance sheet credit exposures for the three months ended March 31, 2023 and 2022:

(In thousands)	2023	2022
Liabilities for off-balance sheet credit exposures at beginning of period	$2,796	$2,507
Provision for credit loss expense related to off-balance sheet credit exposures	355	214
Liabilities for off-balance sheet credit exposures at end of period	$3,151	$2,721

The following table presents the amortized cost basis of collateral dependent loans, which are individually evaluated to determine expected credit losses, and the related allowance for credit losses allocated to these loans:

March 31, 2023
(In thousands)	Real Estate	Business Assets	Other	Total	ACL Allocation
Commercial Real Estate	$10,547	$0	$0	$10,547	$0
Residential Real Estate	181	0	0	181	0
Total	$10,728	$0	$0	$10,728	$0

December 31, 2022
(In thousands)	Real Estate	Business Assets	Other	Total	ACL Allocation
Commercial and Industrial	$642	$28	$0	$670	$0
Commercial Real Estate	13,209	0	78	13,287	0
Commercial Real Estate - Agriculture	1,515	0	0	1,515	0
Residential Real Estate	188	0	0	188	3
Total	$15,554	$28	$78	$15,660	$3

The Company adopted ASU 2022-02, "Financial Instruments - Credit Losses (Topic 326)" ("ASU 2022-02") effective January 1, 2023. ASU 2022-02 eliminates the guidance on troubled debt restructurings (TDRs) and requires entities to evaluate all loan modifications to determine if they result in a new loan or a continuation of the existing loan. ASU 2022-02 also requires that entities disclose current-period gross charge-offs by year of origination for loans and leases, which has been incorporated in the credit quality table below.

There were no new borrowers experiencing financial difficulty in the first quarter of 2023, and no new TDRs reported in the first quarter of 2022.

The following tables present credit quality indicators by total loans on an amortized cost basis by origination year as of March 31, 2023 and December 31, 2022:

March 31, 2023
(In thousands)	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total Loans
Commercial and Industrial - Other:
Internal risk grade:
Pass	$16,897	$113,621	$80,606	$36,432	$44,230	$167,183	$203,174	$1,170	$663,313
Special Mention	0	0	120	338	132	1,339	800	0	2,729
Substandard	0	0	102	417	65	1,562	4,916	0	7,062
Total Commercial and Industrial - Other	$16,897	$113,621	$80,828	$37,187	$44,427	$170,084	$208,890	$1,170	$673,104
Current-period gross writeoffs	$0	$0	$0	$0	$0	$0	$0	$0	$0

Commercial and Industrial - PPP:
Pass	$0	$0	$383	$303	$0	$0	$0	$0	$686
Special Mention	0	0	0	0	0	0	0	0	0
Substandard	0	0	0	0	0	0	0	0	0
Total Commercial and Industrial - PPP	$0	$0	$383	$303	$0	$0	$0	$0	$686
Current-period gross writeoffs	$0	$0	$0	$0	$0	$0	$0	$0	$0

Commercial and Industrial - Agriculture:
Pass	$2,152	$15,034	$4,399	$4,162	$3,479	$12,092	$23,745	$0	$65,063
Special Mention	0	0	56	0	0	0	20	0	76
Substandard	0	0	0	67	0	13	4	0	84
Total Commercial and Industrial - Agriculture	$2,152	$15,034	$4,455	$4,229	$3,479	$12,105	$23,769	$0	$65,223
Current-period gross writeoffs	$0	$0	$0	$0	$0	$0	$0	$0	$0

Commercial Real Estate
Pass	$39,210	$340,604	$367,485	$317,991	$278,372	$1,021,145	$35,794	$2,056	$2,402,657
Special Mention	0	643	0	1,682	11,380	21,234	0	0	34,939
Substandard	0	74	109	0	3,147	35,482	124	0	38,936
Total Commercial Real Estate	$39,210	$341,321	$367,594	319,673	292,899	1,077,861	$35,918	$2,056	$2,476,532
Current-period gross writeoffs	$0	$0	$0	$0	$0	$0	$0	$0	$0

Commercial Real Estate - Agriculture:
Pass	$2,578	$34,652	$23,976	$22,525	$24,893	$100,038	$2,158	$1,450	$212,270
Special Mention	0	0	0	0	396	1,115	0	0	1,511
Substandard	0	0	0	0	183	50	0	0	233
Total Commercial Real Estate - Agriculture	$2,578	$34,652	$23,976	$22,525	$25,472	$101,203	$2,158	$1,450	$214,014
Current-period gross writeoffs	$0	$0	$0	$0	$0	$0	$0	$0	$0

(In thousands)	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total Loans
Commercial Real Estate - Construction
Pass	$0	$30,152	$73,446	$17,738	$11,859	$16,312	$62,168	$8,114	$219,789
Special Mention	0	0	0	0	0	0	0	0	0
Substandard	0	0	0	0	0	0	0	0	0
Total Commercial Real Estate - Construction	$0	$30,152	$73,446	$17,738	$11,859	$16,312	$62,168	$8,114	$219,789
Current-period gross writeoffs	$0	$0	$0	$0	$0	$0	$0	$0	$0
Residential - Home Equity
Performing	$499	$2,357	$1,033	$610	$953	$10,589	$164,730	$317	$181,088
Nonperforming	0	0	0	0	0	288	2,260	0	2,548
Total Residential - Home Equity	$499	$2,357	$1,033	$610	$953	$10,877	$166,990	$317	$183,636
Current-period gross writeoffs	$0	$0	$0	$0	$0	$2	$0	$0	$2

Residential - Mortgages
Performing	$15,811	$192,106	$269,413	$235,432	$116,045	$501,085	$0	$0	$1,329,892
Nonperforming	0	218	330	619	670	10,485	0	0	12,322
Total Residential - Mortgages	$15,811	$192,324	$269,743	$236,051	$116,715	$511,570	$0	$0	$1,342,214
Current-period gross writeoffs	$0	$0	$0	$0	$0	$0	$0	$0	$0

Consumer - Direct
Performing	$26,213	$16,366	$13,338	$6,844	$5,762	$11,873	$3,205	$0	$83,601
Nonperforming	0	0	0	0	63	108	3	0	174
Total Consumer - Direct	$26,213	$16,366	$13,338	$6,844	$5,825	$11,981	$3,208	$0	$83,775
Current-period gross writeoffs	$33	$0	$0	$14	$20	$3	$0	$0	$70

Consumer - Indirect
Performing	$0	$0	$139	$127	$885	$554	$0	$0	$1,705
Nonperforming	0	0	0	0	55	23	0	0	78
Total Consumer - Indirect	$0	$0	$139	$127	$940	$577	$0	$0	$1,783
Current-period gross writeoffs	$0	$0	$0	$0	$31	$5	$0	$0	$36

December 31, 2022
(In thousands)	2022	2021	2020	2019	2018	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total Loans
Commercial and Industrial - Other:
Internal risk grade:
Pass	$124,190	$79,861	$38,158	$41,391	$33,238	$156,038	$215,890	$6,466	$695,232
Special Mention	0	127	421	285	271	1,380	501	0	2,985
Substandard	0	111	442	35	733	503	5,659	0	7,483
Total Commercial and Industrial - Other	$124,190	$80,099	$39,021	$41,711	$34,242	$157,921	$222,050	$6,466	$705,700

Commercial and Industrial - Agriculture:
Pass	$16,694	$4,120	$4,944	$4,186	$7,734	$4,883	$42,097	$215	$84,873
Special Mention	0	58	0	0	0	0	50	0	108
Substandard	0	0	71	0	0	16	5	0	92
Total Commercial and Industrial - Agriculture	$16,694	$4,178	$5,015	$4,186	$7,734	$4,899	$42,152	$215	$85,073

Commercial and Industrial - PPP:
Pass	$0	$416	$340	$0	$0	$0	$0	$0	$756
Special Mention	0	0	0	0	0	0	0	0	0
Substandard	0	0	0	0	0	0	0	0	0
Total Commercial and Industrial - PPP	$0	$416	$340	$0	$0	$0	$0	$0	$756

Commercial Real Estate
Pass	$342,311	$367,104	$311,607	$279,587	$203,016	$812,563	$10,906	$24,503	$2,351,597
Special Mention	643	3,406	1,688	11,462	2,555	25,361	0	0	45,115
Substandard	78	110	0	3,394	1,692	35,221	132	0	40,627
Total Commercial Real Estate	$343,032	$370,620	$313,295	$294,443	$207,263	$873,145	$11,038	$24,503	$2,437,339

Commercial Real Estate - Agriculture:
Pass	$33,241	$24,125	$22,831	$25,576	$37,835	$65,112	$3,131	$1,235	$213,086
Special Mention	0	0	0	401	0	1,142	0	0	1,543
Substandard	0	0	0	186	38	110	0	0	334
Total Commercial Real Estate - Agriculture	$33,241	$24,125	$22,831	$26,163	$37,873	$66,364	$3,131	$1,235	$214,963

Commercial Real Estate - Construction
Pass	$23,105	$75,245	$27,584	$14,842	$9,083	$7,268	$42,701	$1,288	$201,116
Special Mention	0	0	0	0	0	0	0	0	0
Substandard	0	0	0	0	0	0	0	0	0
Total Commercial Real Estate - Construction	$23,105	$75,245	$27,584	$14,842	$9,083	$7,268	$42,701	$1,288	$201,116

The following tables present credit quality indicators by total loans on an amortized cost basis by origination year as of December 31, 2022, continued:

December 31, 2022
(In thousands)	2022	2021	2020	2019	2018	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total Loans

Residential - Home Equity
Performing	$3,030	$1,062	$637	$992	$792	$3,183	$175,451	$1,085	$186,232
Nonperforming	0	0	0	14	0	25	2,352	0	2,391
Total Residential - Home Equity	$3,030	$1,062	$637	$1,006	$792	$3,208	$177,803	$1,085	$188,623

Residential - Mortgages
Performing	$187,129	$272,235	$239,584	$117,391	$66,605	$452,221	$0	$0	$1,335,165
Nonperforming	218	335	628	682	1,552	7,738	0	0	11,153
Total Residential - Mortgages	$187,347	$272,570	$240,212	$118,073	$68,157	$459,959	$0	$0	$1,346,318

Consumer - Direct
Performing	$31,243	$13,999	$7,372	$6,138	$4,386	$8,029	$4,070	$0	$75,237
Nonperforming	0	0	3	93	76	0	3	0	175
Total Consumer - Direct	$31,243	$13,999	$7,375	$6,231	$4,462	$8,029	$4,073	$0	$75,412

Consumer - Indirect
Performing	$0	$156	$146	$1,092	$635	$101	$0	$0	$2,130
Nonperforming	0	0	0	76	10	8	0	0	94
Total Consumer - Indirect	$0	$156	$146	$1,168	$645	$109	$0	$0	$2,224

6. Earnings Per Share

Earnings per share in the table below, for the three month periods ended March 31, 2023 and 2022 are calculated under the two-class method as required by ASC Topic 260, Earnings Per Share (ASC 260). ASC 260 provides that unvested share-based payment awards that contain nonforfeitable rights to dividends are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. The Company has issued restricted stock awards that contain such rights and are therefore considered participating securities. Basic earnings per common share are calculated by dividing net income allocable to common stock by the weighted average number of common shares, excluding participating securities, during the period. Diluted earnings per common share include the dilutive effect of participating securities.

	Three Months Ended
(In thousands, except share and per share data)	03/31/2023	03/31/2022
Basic
Net income available to common shareholders	$19,381	$23,273
Less: income attributable to unvested stock-based compensation awards	(18)	(76)
Net earnings allocated to common shareholders	19,363	23,197

Weighted average shares outstanding, including unvested stock-based compensation awards	14,520,092	14,611,709

Less: average unvested stock-based compensation awards	(193,497)	(211,706)
Weighted average shares outstanding - Basic	14,326,595	14,400,003

Diluted
Net earnings allocated to common shareholders	19,363	23,197

Weighted average shares outstanding - Basic	14,326,595	14,400,003

Plus: incremental shares from assumed conversion of stock-based compensation awards	63,078	78,180
Weighted average shares outstanding - Diluted	14,389,673	14,478,183

Basic EPS	$1.35	$1.61
Diluted EPS	$1.35	$1.60

Stock-based compensation awards representing 2,860 and 1,848 of common shares during the three months ended March 31, 2023 and 2022, respectively, were not included in the computations of diluted earnings per common share because the effect on those periods would have been anti-dilutive.

7. Other Comprehensive Income (Loss)

The following tables present reclassifications out of the accumulated other comprehensive income (loss) for the three month periods ended March 31, 2023 and 2022:

	Three Months Ended March 31, 2023
(In thousands)	Before-Tax Amount	Tax (Expense) Benefit	Net of Tax
Available-for-sale debt securities:
Change in net unrealized gain (loss) during the period	$27,255	$(6,677)	$20,578
Net unrealized gains/losses	27,255	(6,677)	20,578

Employee benefit plans:
Amortization of net retirement plan actuarial gain	297	(73)	224
Amortization of net retirement plan prior service cost	55	(14)	41
Employee benefit plans	352	(87)	265
Other comprehensive (loss) income	$27,607	$(6,764)	$20,843

	Three Months Ended March 31, 2022
(In thousands)	Before-Tax Amount	Tax (Expense) Benefit	Net of Tax
Available-for-sale debt securities:
Change in net unrealized (loss) gain during the period	$(106,481)	$26,076	$(80,405)
Net unrealized gains/losses	(106,481)	26,076	(80,405)

Employee benefit plans:
Amortization of net retirement plan actuarial gain	615	(151)	464
Amortization of net retirement plan prior service cost	56	(14)	42
Employee benefit plans	671	(165)	506
Other comprehensive (loss) income	$(105,810)	$25,911	$(79,899)

The following table presents the activity in our accumulated other comprehensive income (loss) for the periods indicated:

(In thousands)	Available-for- Sale Debt Securities	Employee Benefit Plans	Accumulated Other Comprehensive (Loss) Income
Balance at January 1, 2023	$(178,803)	$(29,886)	$(208,689)
Other comprehensive income before reclassifications	20,578	0	20,578
Amounts reclassified from accumulated other comprehensive (loss) income	0	265	265
Net current-period other comprehensive income (loss)	20,578	265	20,843
Balance at March 31, 2023	$(158,225)	$(29,621)	$(187,846)

Balance at January 1, 2022	$(14,560)	$(41,390)	$(55,950)
Other comprehensive loss before reclassifications	(80,405)	0	(80,405)
Amounts reclassified from accumulated other comprehensive (loss) income	0	506	506
Net current-period other comprehensive income (loss)	(80,405)	506	(79,899)
March 31, 2022	$(94,965)	$(40,884)	$(135,849)

The following tables present the amounts reclassified out of each component of accumulated other comprehensive (loss) income for the three months ended March 31, 2023 and 2022:

Three Months Ended March 31, 2023
Details about Accumulated other Comprehensive Income (Loss) Components (In thousands)	Amount Reclassified from Accumulated Other Comprehensive (Loss) Income[1]	Affected Line Item in the Statement Where Net Income is Presented
Available-for-sale debt securities:
Unrealized gains and losses on available-for-sale debt securities	$0	Net (loss) gain on securities transactions
	0	Tax expense
	0	Net of tax
Employee benefit plans:
Amortization of the following [2]
Net retirement plan actuarial loss	(297)	Other operating expense
Net retirement plan prior service cost	(55)	Other operating expense
	(352)	Total before tax
	87	Tax benefit
	$(265)	Net of tax

Three Months Ended March 31, 2022
Details about Accumulated other Comprehensive Income (Loss) Components (In thousands)	Amount Reclassified from Accumulated Other Comprehensive (Loss) Income[1]	Affected Line Item in the Statement Where Net Income is Presented
Available-for-sale debt securities:
Unrealized gains and losses on available-for-sale debt securities	$0	Net (loss) gain on securities transactions
	0	Tax expense
	0	Net of tax
Employee benefit plans:
Amortization of the following [2]
Net retirement plan actuarial loss	(615)	Other operating expense
Net retirement plan prior service cost	(56)	Other operating expense
	(671)	Total before tax
	165	Tax benefit
	$(506)	Net of tax
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

Components of Net Periodic Benefit Cost:

	Pension Benefits		Life and Health		SERP Benefits
	Three Months Ended		Three Months Ended		Three Months Ended
(In thousands)	03/31/2023	03/31/2022	03/31/2023	03/31/2022	03/31/2023	03/31/2022
Service cost	$0	$0	$15	$44	$14	$52
Interest cost	823	463	89	52	299	201
Expected return on plan assets	(1,199)	(1,468)	0	0	0	0
Amortization of net retirement plan actuarial loss	304	323	(7)	52	0	240
Amortization of net retirement plan prior service (credit) cost	0	0	(15)	(15)	70	71
Net periodic benefit (income) cost	$(72)	$(682)	$82	$133	$383	$564

The service component of net periodic benefit cost for the Company's benefit plans is recorded as a part of salaries and wages in the consolidated statements of income. All other components are recorded as part of other operating expenses in the consolidated statements of income.

The Company realized approximately $266,000 and $506,000, net of tax, as amortization of amounts previously recognized in accumulated other comprehensive (loss) income, for the three months ended March 31, 2023 and 2022, respectively.

The Company is not required to contribute to the pension plan in 2023, but it may make voluntary contributions. The Company did not contribute to the pension plan in the first three months of 2023 and 2022.

9. Other Income and Operating Expense

Other income and operating expense totals are presented in the table below. Components of these totals exceeding 1% of the aggregate of total noninterest income and total noninterest expenses for any periods presented below are stated separately.

	Three Months Ended
(In thousands)	03/31/2023	03/31/2022
Noninterest Income
Other service charges	$615	$627
Earnings from corporate owned life insurance	615	423
Net gains on the sale of loans originated for sale	38	4
Other income	673	422
Total other income	$1,941	$1,476
Noninterest Expenses
Marketing expense	$1,105	$1,056
Professional fees	1,804	1,606
Legal fees	419	210
Technology expense	4,007	3,683
FDIC insurance	1,054	701
Cardholder expense	1,016	1,141
Other expenses	4,064	3,623
Total other operating expense	$13,469	$12,020

10. Revenue Recognition
As stated in Note 1 - "Summary of Significant Accounting Policies," in the Company's Annual Report on Form 10-K for the year ended December 31, 2022, the Company adopted ASU No. 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers on January 1, 2022. The update relates to the previous adoption of ASC 606, "Revenue from Contracts with Customers" and all subsequent ASUs that modified ASC 606, and will be applied to future acquisitions. As there were no acquisitions during the current year, the adoption of ASU No. 2021-08 had no effect on the financial statements for the current fiscal year.

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

The following table presents noninterest income, segregated by revenue streams, for the three months ended March 31, 2023 and 2022:

	Three Months Ended
(In thousands)	03/31/2023	03/31/2022
Noninterest Income
In-scope of Topic 606:
Commissions and Fees	$8,517	$7,964
Installment Billing	1	44
Refund of Commissions	59	(28)
Contract Liabilities/Deferred Revenue	(3)	(1)
Contingent Commissions	935	1,338
Subtotal Insurance Revenues	9,509	9,317
Trust and Asset Management	3,435	3,503
Mutual Fund & Investment Income	1,074	1,414
Subtotal Investment Service Income	4,509	4,917
Service Charges on Deposit Accounts	1,746	1,779
Card Services Income	2,682	2,543
Other	351	316
Noninterest Income (in-scope of ASC 606)	18,797	18,872
Noninterest Income (out-of-scope of ASC 606)	1,603	1,113
Total Noninterest Income	$20,400	$19,985

Contract Balances
A contract asset balance occurs when an entity performs a service for a customer before the customer pays consideration or before payment is due, which would result in contract receivables or assets, respectively. A contract liability balance is an entity’s obligation to transfer a service to a customer for which the entity has already received payment or for which payment is due from the customer. The Company’s noninterest revenue streams, excluding some insurance commissions and fees, are largely based on transactional activity, or standard month-end revenue accruals such as asset management fees based on month-end market values. Receivables primarily consist of amounts due for insurance and wealth management services performed for which the Company's performance obligations have been fully satisfied. Receivables for the insurance and wealth management services amounted to $4.3 million and $2.8 million, respectively, at March 31, 2023, compared to $6.1 million and $2.5 million, respectively, at December 31, 2022. Additionally, the Company had contract assets related to contingent income of $0.7 million and $2.9 million, respectively, at March 31, 2023 and December 31, 2022, and contract liabilities of $0.8 million and $1.6 million, respectively at March 31, 2023 and December 31, 2022.

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

11. Financial Guarantees

The Company currently does not issue any guarantees that would require liability recognition or disclosure, other than standby letters of credit. The Company extends standby letters of credit to its customers in the normal course of business. The standby letters of credit are generally short-term. As of March 31, 2023, the Company’s maximum potential obligation under standby letters of credit was $34.9 million compared to $35.8 million at December 31, 2022. Management uses the same credit policies to extend standby letters of credit that it uses for on-balance sheet lending decisions and may require collateral to support standby letters of credit based upon its evaluation of the counterparty. Management does not anticipate any significant losses as a result of these transactions, and has determined that the fair value of standby letters of credit is not significant.

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

Banking
Tompkins Community Bank has twelve banking offices located in Ithaca, NY and surrounding communities; sixteen banking offices located in the Genesee Valley region of New York State, which includes Monroe County; thirteen banking offices located in the counties north of New York City; and nineteen banking offices headquartered and operating in the areas surrounding southeastern Pennsylvania.

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

Summarized financial information concerning the Company’s reportable segments and the reconciliation to the Company’s consolidated results is shown in the following table. Investment in subsidiaries is netted out of the presentations below. The “Intercompany” column identifies the intercompany activities of revenues, expenses and other assets between the banking, insurance and wealth management services segments. The Company accounts for intercompany fees and services at an estimated fair value according to regulatory requirements for the services provided. Intercompany items relate primarily to the use of human resources, information systems, accounting and marketing services provided by the bank and the holding company. All other accounting policies are the same as those described in the summary of significant accounting policies in the Company's Annual Report on Form 10-K for the year ended December 31, 2022.

Three months ended March 31, 2023
(In thousands)	Banking	Insurance	Wealth Management	Intercompany	Consolidated
Interest income	$69,238	$1	$0	$(1)	$69,238
Interest expense	14,993	0	0	(1)	14,992
Net interest income	54,245	1	0	0	54,246
Credit for credit loss expense	(825)	0	0	0	(825)
Noninterest income	6,698	9,636	4,621	(555)	20,400
Noninterest expense	39,848	7,215	3,650	(555)	50,158
Income before income tax expense	21,920	2,422	971	0	25,313
Income tax expense	4,989	673	239	0	5,901
Net Income attributable to noncontrolling interests and Tompkins Financial Corporation	16,931	1,749	732	0	19,412
Less: Net income attributable to noncontrolling interests	31	0	0	0	31
Net Income attributable to Tompkins Financial Corporation	$16,900	$1,749	$732	$0	$19,381

Depreciation and amortization	$2,589	$44	$45	$0	$2,678
Assets	7,586,753	43,779	29,013	(15,174)	7,644,371
Goodwill	64,655	19,866	8,081	0	92,602
Other intangibles, net	984	1,576	45	0	2,605
Net loans and leases	5,227,572	0	0	0	5,227,572
Deposits	6,527,953	0	(4,245)	(14,699)	6,509,009
Total Equity	$584,650	$35,625	$29,490	$0	$649,765

Three months ended March 31, 2022
(In thousands)	Banking	Insurance	Wealth Management	Intercompany	Consolidated
Interest income	$59,176	$1	$0	$(1)	$59,176
Interest expense	2,563	0	0	(1)	2,562
Net interest income	56,613	1	0	0	56,614
Credit for credit loss expense	(520)	0	0	0	(520)
Noninterest income	6,193	9,434	4,934	(576)	19,985
Noninterest expense	37,190	6,501	3,724	(576)	46,839
Income before income tax expense	26,136	2,934	1,210	0	30,280
Income tax expense	5,791	815	370	0	6,976
Net Income attributable to noncontrolling interests and Tompkins Financial Corporation	20,345	2,119	840	0	23,304
Less: Net income attributable to noncontrolling interests	31	0	0	0	31
Net Income attributable to Tompkins Financial Corporation	$20,314	$2,119	$840	$0	$23,273

Depreciation and amortization	$2,578	$44	$28	$0	$2,650
Assets	7,835,767	44,247	26,684	(15,587)	7,891,111
Goodwill	64,500	19,866	8,081	0	92,447
Other intangibles, net	1,402	1,917	63	0	3,382
Net loans and leases	5,021,325	0	0	0	5,021,325
Deposits	7,031,223	0	(10)	(14,474)	7,016,739
Total Equity	$598,707	$34,128	$24,657	$0	$657,492

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

The following tables summarize financial assets and financial liabilities measured at fair value on a recurring basis as of March 31, 2023 and December 31, 2022, segregated by the level of valuation inputs within the fair value hierarchy used to measure fair value:

Recurring Fair Value Measurements
March 31, 2023
(In thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Available-for-sale debt securities
U.S. Treasuries	$170,814	$0	$170,814	$0
Obligations of U.S. Government sponsored entities	599,762	0	599,762	0
Obligations of U.S. states and political subdivisions	86,684	0	86,684	0
Mortgage-backed securities – residential, issued by:
U.S. Government agencies	50,891	0	50,891	0
U.S. Government sponsored entities	675,310	0	675,310	0
U.S. corporate debt securities	2,393	0	2,393	0
Total Available-for-sale debt securities	$1,585,854	$0	$1,585,854	$0
Equity securities, at fair value	$790	$0	$0	$790

Recurring Fair Value Measurements
December 31, 2022
(In thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Available-for-sale debt securities
U.S. Treasuries	$167,251	$0	$167,251	$0
Obligations of U.S. Government sponsored entities	601,167	0	601,167	0
Obligations of U.S. states and political subdivisions	85,281	0	85,281	0
Mortgage-backed securities – residential, issued by:
U.S. Government agencies	52,668	0	52,668	0
U.S. Government sponsored entities	686,222	0	686,222	0
U.S. corporate debt securities	2,378	0	2,378	0
Total Available-for-sale debt securities	$1,594,967	$0	$1,594,967	$0
Equity securities, at fair value	$777	$0	$0	$777

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

The change in the fair value of equity securities valued using significant unobservable inputs (level 3), between December 31, 2022 and March 31, 2023, was immaterial.

There were no transfers between Levels 1, 2 and 3 for the three months ended March 31, 2023.

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

Certain assets are measured at fair value on a nonrecurring basis. For the Company, these include loans held for sale, collateral dependent individually evaluated loans, and other real estate owned ("OREO"). As of March 31, 2023 and 2022, certain collateral dependent evaluated loans were remeasured and reported at fair value through a specific valuation allowance and/or partial charge-offs for credit losses based upon the fair value of the underlying collateral. Collateral values are estimated using Level 3 inputs. Upon initial recognition, fair value write-downs are taken through a charge-off to the allowance for credit losses. Subsequent fair value write-downs on other real estate owned are reported in other noninterest expense.

The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments at March 31, 2023 and 2022. The carrying amounts shown in the table are included in the Consolidated Statements of Condition under the indicated captions:

Three months ended March 31, 2023
(In thousands)		Fair value measurements at reporting date using:			Gain (losses) from fair value changes
Assets:	As of 03/31/2023	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Three months ended 03/31/2023
Individually evaluated loans	$0	$0	$0	$0	$826
Other real estate owned	36	0		36	22

December 31, 2022
(In thousands)		Fair value measurements at reporting date using:			Gain (losses) from fair value changes
Assets:	As of 12/31/2022	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Three months ended 12/31/2022
Individually evaluated loans	$9,460	$0	$0	$9,460	$59
Other real estate owned	152	0	0	152	15

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

Estimated Fair Value of Financial Instruments
March 31, 2023
(In thousands)	Carrying Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets:
Cash and cash equivalents	$70,537	$70,537	$70,537	$0	$0
Securities - held-to-maturity	312,357	267,099	0	267,099	0
FHLB and other stock	19,326	19,326	0	19,326	0
Accrued interest receivable	23,629	23,629	0	23,629	0
Loans/leases, net[1]	5,227,572	4,911,105	0	0	4,911,105

Financial Liabilities:
Time deposits	$725,338	$713,125	$0	$713,125	$0
Other deposits	5,783,671	5,783,671	0	5,783,671	0
Fed funds purchased and securities sold
under agreements to repurchase	63,491	63,491	0	63,491	0
Other borrowings	327,000	324,849	0	324,849	0
Accrued interest payable	1,579	1,579	0	1,579	0

Estimated Fair Value of Financial Instruments
December 31, 2022
(In thousands)	Carrying Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets:
Cash and cash equivalents	$77,837	$77,837	$77,837	$0	$0
Securities - held to maturity	312,344	261,692	0	261,692	0
FHLB and other stock	17,720	17,720	0	17,720	0
Accrued interest receivable	24,865	24,865	0	24,865	0
Loans/leases, net[1]	5,222,977	4,939,246	0	0	4,939,246

Financial Liabilities:
Time deposits	$631,411	$616,488	$0	$616,488	$0
Other deposits	5,970,884	5,970,884	0	5,970,884	0
Fed funds purchased and securities
sold under agreements to repurchase	56,278	56,278	0	56,278	0
Other borrowings	291,300	289,234	0	289,234	0
Accrued interest payable	1,420	1,420	0	1,420	0
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

14. Derivatives and Hedging Activities

Risk Management Objective of Using Derivatives

The Company is exposed to certain risks arising from both its business operations and economic conditions. The Company principally manages its exposures to a wide variety of business and operational risks through management of its core business activities. Management of economic risks, by the Company, including interest rate, liquidity, and credit risk, primarily by managing the amount, sources, and duration of its assets and liabilities. Existing credit derivatives result from participation in loan participation arrangements, therefore, are not used to manage interest rate risk in the Company’s assets or liabilities.

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

Tabular Disclosure of Fair Values of Derivative Instruments on the Balance Sheet

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the consolidated statements of condition as of March 31, 2023 and December 31, 2022. The Company began entering into derivative transactions in the second quarter of 2022.

Derivative Liabilities
	March 31, 2023			December 31, 2022
	Notional	Balance Sheet	Fair	Balance Sheet	Fair
(In thousands)	Amount	Location	Value	Location	Value
Derivatives not designated as hedging instruments
Interest Rate Products	$0	Other Liabilities	$0	Other Liabilities	$0
Risk Participation Agreement	7,499	Other Liabilities	26	Other Liabilities	21
Total derivatives not designated as hedging instruments			$26		$21

Tabular Disclosure of the Effect of Derivatives Not Designated as Hedging Instruments on the Income Statement

The table below presents the effect of the Company’s derivative financial instruments that are not designated as hedging instruments on the consolidated statements of income for the three months ended March 31, 2023:

Effect of Derivatives Not Designated as Hedging Instruments on the Statement of Financial Performance
Derivatives Not Designated as Hedging Instruments under Subtopic 815-20	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
(In thousands)		Three Months Ended March 31, 2023
Interest Rate Products	Other income / (expense)	$0
Risk Participation Agreement	Other income / (expense)	(6)
Total		$(6)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
BUSINESS

Overview
Tompkins Financial Corporation ("Tompkins" or the "Company") is headquartered in Ithaca, New York and is registered as a Financial Holding Company with the Federal Reserve Board under the Bank Holding Company Act of 1956, as amended. The Company is a locally oriented, community-based financial services organization that offers a full array of products and services, including commercial and consumer banking, leasing, trust and investment management, financial planning and wealth management, and insurance services. At March 31, 2023, the Company had one wholly-owned banking subsidiary, Tompkins Community Bank. Tompkins Community Bank provides a full array of wealth management services under the Tompkins Financial Advisors brand, including investment management, trust and estate, financial and tax planning as well as life, disability and long-term care insurance services. The Company also has a wholly-owned insurance agency subsidiary, Tompkins Insurance Agencies, Inc. ("Tompkins Insurance"). The Company’s principal offices are located at 118 E. Seneca Street, P.O. Box 460, Ithaca, NY, 14850, and its telephone number is (888) 503-5753. The Company’s common stock is traded on the NYSE American under the Symbol "TMP."

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

Business Segments
Banking services consist primarily of attracting deposits from the areas served by Tompkins Community Bank, which has 60 banking offices (41 offices in New York and 19 offices in Pennsylvania) and using those deposits to originate a variety of commercial loans, agricultural loans, consumer loans, real estate loans, and leases. The Company’s lending function is managed within the guidelines of a comprehensive Board-approved lending policy. Reporting systems are in place to provide management with ongoing information related to loan production, loan quality, concentrations of credit, loan delinquencies, and nonperforming and potential problem loans. Banking services also include a full suite of products such as debit cards, credit cards, remote deposit, electronic banking, mobile banking, cash management, and safe deposit services.

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

OTHER IMPORTANT INFORMATION

The following discussion is intended to provide an understanding of the consolidated financial condition and results of operations of the Company for the three months ended March 31, 2023. It should be read in conjunction with the Company’s Audited Consolidated Financial Statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, and the Unaudited Consolidated Financial Statements and notes thereto included in Part I of this Quarterly Report on Form 10-Q.

In this Report, there are comparisons of the Company’s performance to that of a peer group, which is comprised of 167 domestic bank holding companies with $3 billion to $10 billion in total assets as defined in the Federal Reserve’s "Bank Holding Company Performance Report" for December 31, 2022 (the most recent report available). Although the peer group data is presented based upon financial information that is one fiscal quarter behind the financial information included in this report, the Company believes that it is relevant to include certain peer group information for comparison to current quarter numbers.

Forward-Looking Statements
This Quarterly Report on Form 10-Q contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The statements contained in this Report that are not statements of historical fact may include forward-looking statements that involve a number of risks and uncertainties. Forward-looking statements may be identified by use of such words as "may", "will", "estimate", "intend", "continue", "believe", "expect", "plan", or "anticipate", and other similar words. Examples of forward-looking statements may include statements regarding the asset quality of the Company's loan portfolios; the level of the Company's allowance for credit losses; whether, when and how borrowers will repay deferred amounts and resume scheduled payments; the sufficiency of liquidity sources; the Company's exposure to changes in interest rates, and to new, changed, or extended government/regulatory expectations; the need to sell securities before recovery of amortized cost; the impact of changes in accounting standards; and trends, plans, prospects, growth and strategies. Forward-looking statements are made based on management’s expectations and beliefs concerning future events impacting the Company and are subject to certain uncertainties and factors relating to the Company’s operations and economic environment, all of which are difficult to predict and many of which are beyond the control of the Company, that could cause actual results of the Company to differ materially from those expressed and/or implied by forward-looking statements and historical performance. The following factors, in addition to those listed as Risk Factors in Item 1A of this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2022, are among those that could cause actual results to differ materially from the forward-looking statements and historical performance: changes in general economic, market and regulatory conditions; our ability to attract and retain deposits and other sources of liquidity; GDP growth and inflation trends; the impact of the interest rate and inflationary environment on the Company' business, financial condition and results of operations; other income or cash flow anticipated from the Company's operations, investment and/or lending activities; changes in laws and regulations affecting banks, bank holding companies and/or financial holding companies, such as state and local government mandates, the Dodd-Frank Act and Basel III and the Economic Growth, Regulatory Relief, and Consumer Protection Act; the impact of any change in the FDIC insurance assessment rate or the rules and regulations related to the calculation of the FDIC insurance assessment amount; technological developments and changes; the ability to continue to introduce competitive new products and services on a timely, cost-effective basis; governmental and public policy changes, including environmental regulation; reliance on large customers; the impact of national and global events, including the response to recent bank failures, the war in Ukraine, widespread protests, civil unrest, political uncertainty, and pandemics or other public health crises, including the COVID-19 pandemic on the economy and the financial services industry; and access to financial resources in the amounts, at the times and on the terms required to support the Company’s future businesses.

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

The Company’s methodology for estimating the allowance considers available relevant information about the collectability of cash flows, including information about past events, current conditions, and reasonable and supportable forecasts. Refer to "Allowance for Credit Losses" below, Note 5 - "Allowance for Credit Losses", and Note 1 – "Summary of Significant Accounting Policies" in the Notes to Consolidated Financial Statements contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2022.

For information on the Company's significant accounting policies and to gain a greater understanding of how the Company’s financial performance is reported, refer to Note 1 – "Summary of Significant Accounting Policies" in the Notes to Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. Refer to "Recently Issued Accounting Standards" in Management's Discussion and Analysis in this Quarterly Report on Form 10-Q for a discussion of recent accounting updates.

Critical Accounting Estimates

The Company's significant accounting policies conform with U.S. generally accepted accounting principles ("GAAP") and are described in Note 1 "Summary of Significant Accounting Policies" in the Notes to Consolidated Financial Statements contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2022. In applying those accounting policies, management of the Company is required to exercise judgment in determining many of the methodologies, assumptions and estimates to be utilized. Certain critical accounting estimates are more dependent on such judgment and in some cases may contribute to volatility in the Company's reported financial performance should the assumptions and estimates used change over time due to changes in circumstances. The more significant area in which management of the Company applies critical assumptions and estimates includes the following:

•Accounting for credit losses - The Company accounts for the allowance for credit losses using the current expected credit loss model. Under this accounting guidance, the allowance for credit losses represents a valuation account that is deducted from the amortized cost basis of certain financial assets, including loans and leases, to present the net amount expected to be collected at the balance sheet date. A provision for credit losses is recorded to adjust the level of the allowance as deemed necessary by management. In estimating expected losses in the loan and lease portfolio, borrower-specific financial data and macro-economic assumptions are utilized to project losses over a reasonable and supportable forecast period. For certain loan pools that share similar risk characteristics, the Company utilizes statistically developed models to estimate amounts and timing of expected future cash flows, collateral values and other factors used to determine the borrowers' abilities to repay obligations. Such models consider historical correlations of credit losses with various macroeconomic assumptions including unemployment and gross domestic product. These forecasts may be adjusted for inherent limitations or biases of the models. Subsequent to the forecast period, the Company utilizes longer-term historical loss experience to estimate losses over the remaining contractual life of the loans. Changes in the circumstances considered when determining management's estimates and assumptions could result in changes in those estimates and assumptions, which could result in adjustment of the allowance for credit losses in future periods. A discussion of facts and circumstances considered by management in determining the allowance for credit losses is included herein in Note 5 - "Allowance for Credit Losses" in the Note to the Unaudited Consolidated Financial Statements.

Recent Events

During the first quarter of 2023, the banking industry experienced significant volatility with the recent high-profile bank failures, which resulted in industry wide concerns related to liquidity, deposit outflows, unrealized securities losses and eroding consumer confidence in the banking system. In response to these recent developments, the Company took a number of preemptive actions, which included proactive outreach to clients and actions to maximize its funding sources such as establishing the ability to borrow through the newly established Federal Reserve borrowing program called the Bank Term Funding Program. The Company maintains ready access liquidity of $1.7 billion through its membership with the FHLB and FRB. As of March 31, 2023, the Company’s liquidity and balance sheet remain well positioned and stable. The Company’s total deposits of $6.5 billion at March 31, 2023 were down $93.3 million or 1.4% from December 31, 2022, reflecting minimal deposit outflow. At March 31, 2023, the Company estimates total uninsured deposits of $2.6 billion, which is unchanged from December 31, 2022, including $1.1 billion of collateralized government deposits and $1.5 billion of uninsured customer deposits without liquid collateral pledged. Total insured deposits and collateralized government deposits represent 76.9% of the Company's total deposits of $6.5 billion at March 31, 2023. Furthermore, the Company’s regulatory capital ratios at March 31, 2023, were up over December 31, 2022. At March 31, 2023, Tier 1 leverage and Total Capital ratios were 9.63% and 14.62%, respectively, compared to 9.34% and 14.42% at December 31, 2022.

RESULTS OF OPERATIONS

Performance Summary
Net income for the first quarter of 2023 was $19.4 million or $1.35 diluted earnings per share, compared to $23.3 million or $1.60 diluted earnings per share for the same period in 2022. The decrease in net income for the first quarter of 2023 compared to the first quarter of 2022 was mainly a result of increased interest expense and increases in other operating expenses.

Return on average assets ("ROA") for the quarter ended March 31, 2023 was 1.03%, compared to 1.19% for the quarter ended March 31, 2022. Return on average shareholders’ equity ("ROE") for the first quarter of 2023 was 12.45%, compared to 13.24% for the same period in 2022.

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

Banking Segment
The banking segment reported net income of $16.9 million for the first quarter of 2023, a decrease of $3.4 million or 16.8% from net income of $20.3 million for the same period in 2022. The decrease in net income for the first quarter of 2023 compared to the first quarter of 2022 was primarily due to increased funding costs coupled with increases in operating expenses.

Net interest income of $54.2 million for the first quarter of 2023 was down $2.4 million or 4.2% from the same period in 2022. The decrease in net interest income was primarily due to higher funding costs and a decrease in average earnings assets, partially offset by an increase in the average yield on interest-earning assets in the first quarter of 2023 compared to the first quarter of 2022. The average yield on interest-earning assets benefited from higher market interest rates as well as a shift in the composition of average earning assets with growth in average loan balances.

The provision for credit losses was a credit of $825,000 for the three months ended March 31, 2023, compared to a credit of $520,000 for the same period in 2022. For additional information, see the section titled "The Allowance for Credit Losses" below.

Noninterest income of $6.7 million for the three months ended March 31, 2023 was up $505,000 or 8.2% compared to the same period in 2022. The increase in the three months ended March 31, 2023, from the same period in 2022 included an increase in earnings on bank-owned life insurance ("BOLI") and incentive fees related to renewal of our debit card services contract.

Noninterest expense of $39.8 million for the first quarter of 2023 was up $2.7 million or 7.2% from the same period in 2022. Salaries and employee benefits were up compared to the same period in 2022 mainly due to yearly merit increases and higher healthcare expense. Higher FDIC insurance expense and technology expenses in the first quarter of 2023 also contributed to increases in noninterest expense as compared to same period in 2022. Higher FDIC insurance expense was mainly due to an increase in assessment rates in 2023.

Insurance Segment
The insurance segment reported net income of $1.7 million for the three months ended March 31, 2023, which was down $370,000 or 17.5% compared to the first quarter of 2022. Noninterest income in the first quarter of 2023 increased by $202,000 or 2.1% compared to the same period in 2022. Insurance commissions were up $617,000 or 7.6%, partially offset by lower contingency revenue, which was down $402,000 or 30.1% from the first quarter of 2022.

Noninterest expenses were up $714,000 or 11.0% compared to the first quarter of 2022. The increase was mainly in salaries and wages, reflecting annual merit increases; incentive commissions related to new business and growth in revenues; and employee benefits, including increases in health insurance.

Wealth Management Segment
The wealth management segment reported net income of $732,000 for the three months ended March 31, 2023, which was down $108,000 or 12.9% compared to the first quarter of 2022. The decrease in net income for the three month period ended March 31, 2023, compared to the same period in 2022, was mainly attributable to a decrease in revenue, driven by a decrease in assets under management; which was primarily a result of volatile market conditions. Noninterest expense for the first quarter of 2023 decreased $74,000 or 2.0% compared to the same period of 2022. The decrease was mainly in salaries, wages and benefits, which were down $141,000 or 5.7% for the first three months of 2023 compared to the same period prior year.

Net Interest Income
The following table shows average interest-earning assets and interest-bearing liabilities, and the corresponding yield or cost associated with each for the three month periods ended March 31, 2023 and 2022:

Average Consolidated Statements of Condition and Net Interest Analysis (Unaudited)
	Quarter Ended			Quarter Ended
	March 31, 2023			March 31, 2022
	Average			Average
	Balance		Average	Balance		Average
(Dollar amounts in thousands)	(QTD)	Interest	Yield/Rate	(QTD)	Interest	Yield/Rate
ASSETS
Interest-earning assets
Interest-bearing balances due from banks	$12,733	$139	4.42%	$134,129	$41	0.12%
Securities (1)
U.S. Government securities	2,033,307	7,424	1.48%	2,293,611	7,362	1.30%
State and municipal (2)	93,201	599	2.60%	101,746	649	2.59%
Other securities (2)	3,284	53	6.55%	3,390	23	2.73%
Total securities	2,129,792	8,076	1.54%	2,398,747	8,034	1.36%
FHLBNY and FRB stock	16,750	300	7.26%	10,098	105	4.23%
Total loans and leases, net of unearned income (2)(3)	5,251,278	61,034	4.71%	5,055,948	51,355	4.12%
Total interest-earning assets	7,410,553	69,549	3.81%	7,598,922	59,535	3.18%
Other assets	223,240			311,125
Total assets	$7,633,793			$7,910,047
LIABILITIES & EQUITY
Deposits
Interest-bearing deposits
Interest bearing checking, savings, & money market	3,833,566	8,641	0.91%	4,160,946	750	0.07%
Time deposits	673,871	3,541	2.13%	631,594	1,296	0.83%
Total interest-bearing deposits	4,507,437	12,182	1.10%	4,792,540	2,046	0.17%
Federal funds purchased & securities sold under agreements to repurchase	57,523	14	0.10%	64,237	16	0.10%
Other borrowings	269,752	2,796	4.20%	125,298	500	1.62%
Total interest-bearing liabilities	4,834,712	14,992	1.26%	4,982,075	2,562	0.21%
Noninterest bearing deposits	2,065,701			2,108,825
Accrued expenses and other liabilities	102,172			106,120
Total liabilities	7,002,585			7,197,020
Tompkins Financial Corporation Shareholders’ equity	629,784			711,601
Noncontrolling interest	1,424			1,426
Total equity	631,208			713,027
Total liabilities and equity	$7,633,793			$7,910,047
Interest rate spread			2.55%			2.97%
Net interest income/margin on earning assets		54,557	2.99%		56,973	3.04%

Tax Equivalent Adjustment		(311)			(359)

Net interest income per consolidated financial statements		$54,246			$56,614
1 Average balances and yields on available-for-sale debt securities are based on historical amortized cost
2 Interest income includes the tax effects of taxable-equivalent adjustments using an effective income tax rate of 21% in 2023 and 2022 to increase tax exempt interest income to taxable-equivalent basis.
3 Nonaccrual loans are included in the average asset totals presented above. Payments received on nonaccrual loans have been recognized as disclosed in Note 1 of the Company’s consolidated financial statements included in Part 1 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

Net Interest Income
Net interest income is the Company’s largest source of revenue, representing 72.7% of total revenues for the three months ended March 31, 2023, compared to 73.9% for the same period in 2022. Net interest income is dependent on the volume and composition of interest-earning assets and interest-bearing liabilities and the level of market interest rates. The above table shows average interest-earning assets and interest-bearing liabilities, and the corresponding yield or cost associated with each.

Net interest income for the three months ended March 31, 2023, was down $2.4 million or 4.2% from the same period in 2022. The decrease was primarily due to higher funding costs and a decrease in average earnings assets, partially offset by an increase in the average yield on interest-earning assets in the quarter ended March 31, 2023 compared to the same period in 2022. For the three months ended March 31, 2023, average total deposits represented 93.9% of average total liabilities compared to 95.9% for the same period in 2022, while total average borrowings represented 3.9% of average total liabilities for the period ended March 31, 2023 compared to 1.7% in 2022. Average earnings assets for the three months ended March 31, 2023 were down $188.4 million or 2.5% over the same period in 2022, while average asset yields for the first quarter of 2023 were up 63 basis points from the first quarter of 2022.

Net interest margin for the three months ended March 31, 2023 was 2.99% compared to 3.04% for the same period in 2022. The decrease in net interest margin for 2023 compared to 2022 was due to an increase in interest rates on interest-bearing liabilities outpacing increases on interest earning asset yields due to the higher interest rate environment, as well as increases in higher rate borrowings due to lower deposit balances.

Interest income for the three months ended March 31, 2023, was $69.5 million, up 17.0% compared to the same period in 2022, reflecting higher average yields, partially offset by lower average balances of interest-earning assets. The average yield on interest-earning assets increased 63 basis points, while average interest earning assets decreased $188.4 million or 2.5%. The increase in interest income was mainly in interest and fees on loans, driven by higher yields and higher average balances for the three months ended March 31, 2023, compared to the same period in 2022. Average loan balances for the first quarter of 2023 were up $195.3 million or 3.9% from the first quarter of 2022, while the average yield on loans of 4.71% for the first quarter of 2023 was up 59 basis points from the average loan yield in the first quarter of 2022. Interest income in the first quarter of 2023 included $2,000 of net deferred loan fees related to PPP loans compared to net deferred loan fees of $2.0 million in the first quarter of 2022. For the three months ended March 31, 2023, average balances for securities were down $269.0 million or 11.2% over the first quarter of 2022, while the average yield on securities of 1.54% for the first quarter of 2023 was up 18 basis points. For the three months ended March 31, 2023, average interest-bearing balances were down $121.4 million or 90.5%, while the average yield on interest-bearing balances of 4.42% was up 330 basis points.

Interest expense for the three months ended March 31, 2023 increased by $12.4 million or 485.2% compared to the same period in 2022, reflecting higher average costs of funds and a shift in funding mix, partially offset by a decrease in average interest-bearing liabilities. The average cost of interest-bearing liabilities for the first quarter of 2023 increased 105 basis points from the first quarter of 2022 as a result of higher market interest rates and a change in the mix of interest-bearing liabilities, with an increase in average time deposits and average other borrowings. The average cost of interest bearing liabilities was 1.26% for the first quarter of 2023, compared to 0.21% for the first quarter of 2022. Average interest bearing deposits for the first quarter of 2023 were down $285.1 million or 6.0% compared to the same period in 2022. Average other borrowings for the three months ended March 31, 2023 were up $144.5 million or 115.3% compared to the same period in 2022.

Provision for Credit Losses
The provision for credit losses represents management’s estimate of the amount necessary to maintain the allowance for credit losses at an appropriate level. The provision for credit losses for the three months ended March 31, 2023 was a credit of $825,000 compared to a credit of $520,000 for the same period in 2022. Included in the credits for both the first quarter of 2023 and 2022 were provision expenses of $355,000 and $214,000, respectively, related to off-balance sheet credit exposures. The provision credit in the first quarter of 2023 was mainly driven by improvement in the macroeconomic factor assumptions utilized in the allowance calculation as well as net loan recoveries during the quarter and stable asset quality. The section captioned "Financial Condition – The Allowance for Credit Losses" below has further details on the allowance for credit losses and asset quality metrics.

Noninterest Income
Noninterest income was $20.4 million for the first quarter of 2023, up 2.1% compared to the first quarter of 2022. Noninterest income represented 27.3% of total revenue for the three months ended March 31, 2023, compared to 26.1% for the same period in 2022.

Insurance commissions and fees of $9.5 million in the first quarter of 2023 were up $192,000 or 2.1% compared to the same period prior year. Insurance commissions were up $617,000 or 7.6%, while contingency and other revenue was down $416,000 compared to the first quarter of 2022.

Investment services income of $4.5 million in the first quarter of 2023 was down $408,000 or 8.3% compared to the first quarter of 2022. The decrease in investment services income for the three-month period ended March 31, 2023, was mainly attributable to a decrease in advisory fees related to a decrease in period end assets compared to the same quarter prior year, primarily due to volatile market conditions throughout 2022. Investment services income includes investment management, trust and estate, financial and tax planning, and brokerage related services. The fair value of assets managed by, or in custody of, Tompkins was $3.1 billion at March 31, 2023, compared to $4.4 billion at March 31, 2022. The fair value of assets at March 31, 2022, includes $1.3 billion of Company-owned securities where Tompkins is custodian. The Company outsourced the custody of Company-owned securities to a third party in 2022.

Card services income of $2.7 million in the first quarter of 2023 was up $139,000 or 5.6% compared to the same period in 2022. Debit card income, the largest component of card services income, was in line compared to the same period in 2022.

Other income of $1.9 million in the first quarter of 2023 was up $465,000 or 31.5% compared to the same period in 2022. The increase in the first quarter of 2023 compared to the same period in 2022, included an increase in earnings on bank owned life insurance (up $192,000) and recognition of incentives related to card services contract ($450,000).

Noninterest Expense
Noninterest expense was $50.1 million for the first quarter of 2023, up 7.1% compared to the same period in 2022. Noninterest expense as a percentage of total revenue for the first quarter of 2023 was 67.2% compared to 61.2% for the same period in 2022.

Expenses associated with salaries and wages and employee benefits are the largest component of noninterest expense, representing 62.3% of total noninterest expense for the first quarter of 2023, compared to 62.1% for the first quarter of 2022. Salaries and wages and employee benefit expense for the three months ended March 31, 2023 were up $2.2 million or 7.5% from the same period in 2022, resulting from normal merit adjustments and an increase in healthcare expense in the first quarter of 2023 over the same period prior year.

Other expense categories not related to compensation and benefits, such as technology, FDIC insurance, and professional fee expenses, for the three months ended March 31, 2023, were up $1.4 million or 12.1% compared to the same period in 2022. Technology expenses for the first quarter of 2023 were up $324,000 or 8.8% over the same period in 2022, driven mainly by annual software increases. FDIC insurance expense for the first quarter of 2023 was up $353,000 or 50.4% over the same period in 2022, driven by an increase in assessment rates.

Income Tax Expense
The provision for income taxes was $5.9 million for an effective rate of 23.3% for the first quarter of 2023, compared to tax expense of $7.0 million and an effective rate of 23.0% for the same quarter in 2022. The effective rates differ from the U.S. statutory rate primarily due to the effect of tax-exempt income from loans, securities and life insurance assets, and the income tax effects associated with stock based compensation. The effective tax rate assumes the anticipated loss of certain New York State tax benefits due to the expectation that average assets will exceed $8.0 billion for the 2023 tax year.

The Company's banking subsidiary has an investment in a real estate investment trust that provides certain benefits on its New York State tax return for qualifying entities. A condition to claim the benefit is that the consolidated company has average assets of no more than $8 billion for the taxable year. The Company expects average assets to exceed the $8.0 billion threshold for the 2023 tax year. As of March 31, 2023, the Company's consolidated average assets, as defined by New York tax law, were slightly under the $8.0 billion threshold. The Company will continue to monitor the consolidated average assets during 2023 to determine future eligibility.

FINANCIAL CONDITION

Total assets were $7.6 billion at March 31, 2023, down $26.3 million or 0.3% from December 31, 2022. Total securities and total loans at March 31, 2023 were in line with year-end 2022. Total deposits were down $93.3 million or 1.4% from December 31, 2022, and total borrowings were up $35.7 million or 12.3% from December 31, 2022. The decrease in deposits at March 31, 2023 was in noninterest bearing deposits, which were down $140.6 million or 6.5%, and checking, savings and money market account, which were down $46.6 million or 1.2%. Time deposits at March 31, 2023, were up $93.9 million or 14.9% from December 31, 2022.

Securities

As of March 31, 2023, the Company’s securities portfolio was $1.9 billion or 24.8% of total assets, compared to $1.9 billion or 24.9% of total assets at year-end 2022. The following table details the composition of the securities portfolio:

Available-for-Sale Debt Securities
	March 31, 2023		December 31, 2022
(In thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
U.S. Treasuries	$190,220	$170,814	$190,170	$167,251
Obligations of U.S. Government sponsored entities	670,978	599,762	681,192	601,167
Obligations of U.S. states and political subdivisions	92,915	86,684	93,599	85,281
Mortgage-backed securities - residential, issued by
U.S. Government agencies	56,224	50,891	58,727	52,668
U.S. Government sponsored entities	782,586	675,310	805,603	686,222
U.S. corporate debt securities	2,500	2,393	2,500	2,378
Total available-for-sale debt securities	$1,795,423	$1,585,854	$1,831,791	$1,594,967

Held-to-Maturity Debt Securities
	March 31, 2023		December 31, 2022
(In thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
U.S. Treasuries	$86,425	$75,459	$86,478	$73,541
Obligations of U.S. Government sponsored entities	225,932	191,640	225,866	188,151
Total held-to-maturity debt securities	$312,357	$267,099	$312,344	$261,692

The decrease in unrealized losses, which reflects the amount that amortized cost exceeds fair value, related to the available-for-sale debt and held-to-maturity debt portfolios was due primarily to changes in market interest rates during the first three months of 2023. Management’s policy is to purchase investment grade securities that on average have relatively short duration, which helps mitigate interest rate risk and provides sources of liquidity without significant risk to capital.

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

Management measures expected credit losses on held-to-maturity debt securities on a collective basis by major security type with each type sharing similar risk characteristics and considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts. Management has made the accounting policy election to exclude accrued interest receivable on held-to-maturity debt securities from the estimate of credit losses. As of March 31, 2023, the held-to- maturity portfolio consisted of U.S. Treasury securities and securities issued by U.S. government-sponsored enterprises, including The Federal National Mortgage Agency, the FHLB and the Federal Farm Credit Banks Funding Corporation. U.S.

Treasury securities are backed by the full faith and credit of and/or guaranteed by the U.S. government, and it is expected that the securities will not be settled at prices less than the amortized cost bases of the securities. Securities issued by U.S. government agencies or U.S. government-sponsored enterprises carry the explicit and/or implicit guarantee of the U.S. government, are widely recognized as "risk-free," and have a long history of zero credit loss. As such, the Company did not record an allowance for credit losses for these securities as of March 31, 2023. Net unrealized losses on held-to-maturity securities, tax effected, at March 31, 2023, totaled 5.3% of total common equity capital and 6.2% of tangible common equity compared to 6.2% of total equity capital and 7.3% of tangible common equity capital at December 31, 2022.

The Company did not recognize any net credit impairment charge to earnings on investment securities in the first quarter of 2023.

Loans and Leases
Loans and leases as of the end of the first quarter and prior year-end period were as follows:

(In thousands)	03/31/2023	12/31/2022
Commercial and industrial
Agriculture	$65,223	$85,073
Commercial and industrial other	673,104	705,700
PPP loans*	686	756
Subtotal commercial and industrial	739,013	791,529
Commercial real estate
Construction	219,789	201,116
Agriculture	214,014	214,963
Commercial real estate other	2,476,532	2,437,339
Subtotal commercial real estate	2,910,335	2,853,418
Residential real estate
Home equity	183,636	188,623
Mortgages	1,342,214	1,346,318
Subtotal residential real estate	1,525,850	1,534,941
Consumer and other
Indirect	1,783	2,224
Consumer and other	83,775	75,412
Subtotal consumer and other	85,558	77,636
Leases	18,016	16,134
Total loans and leases	5,278,772	5,273,658
Less: unearned income and deferred costs and fees	(5,101)	(4,747)
Total loans and leases, net of unearned income and deferred costs and fees	$5,273,671	$5,268,911
*SBA Paycheck Protection Program ("PPP")

The below table shows a more detailed break-out of CRE loans as of March 31, 2023 and December 31, 2022.

	03/31/2023		12/31/2022
CRE Concentration	Balance	% CRE	Balance	% CRE
Construction	$219,789	7.55%	$201,031	7.05%
Multi-family/Single family real estate	600,816	20.64%	587,467	20.59%
Agriculture	215,038	7.39%	211,231	7.40%
Retail[1]	432,076	14.85%	434,998	15.25%
Hotels/motels	151,517	5.21%	144,710	5.07%
Office space[2]	242,585	8.34%	236,281	8.28%
Mixed/Other	1,048,515	36.03%	1,037,614	36.36%
Total CRE	$2,910,336	100.00%	$2,853,332	100.00%
[1]Reatail includes 3.1% and 3.2% of owner occupied real estate at March 31, 2023 and December 31, 2022.
[2]Office space includes 1.5% of owner occupied real estate at both March 31, 2023 and December 31, 2022.

Total loans and leases of $5.3 billion at March 31, 2023 were up $4.8 million or 0.1% from December 31, 2022. The increase was mainly in commercial real estate loans, which were up $56.9 million or 2.0%, to $2.9 billion at March 31, 2023. As of March 31, 2023, total loans and leases represented 69.0% of total assets compared to 68.7% of total assets at December 31, 2022.

Residential real estate loans, including home equity loans were $1.5 billion at March 31, 2023, down $9.1 million or 0.6% compared to December 31, 2022, and comprised 28.9% of total loans and leases at March 31, 2023. Changes in residential loan balances are impacted by the Company’s decision to retain these loans or sell them in the secondary market due to interest rate considerations. The Company’s Asset/Liability Committee meets regularly and establishes standards for selling and retaining residential real estate mortgage originations.

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

During the first three months of 2023 and 2022, the Company sold residential loans totaling $1.3 million and $135,000, respectively, recognizing gains on these sales of $38,000 and $4,000, respectively. These residential real estate loans were sold without recourse in accordance with standard secondary market loan sale agreements. When residential mortgage loans are sold, the Company typically retains all servicing rights, which provides the Company with a source of fee income. Mortgage servicing rights totaled $1.0 million at both March 31, 2023 and December 31, 2022.

Commercial real estate loans and commercial and industrial loans totaled $2.9 billion and $739.0 million, respectively, and represented 55.2% and 14.0%, respectively of total loans as of March 31, 2023. The commercial real estate portfolio was up $56.9 million or 2.0% over year-end 2022, while commercial and industrial loans were down $52.5 million or 6.6% from year-end 2022.

As of March 31, 2023, agriculturally-related loans totaled $279.2 million or 5.3% of total loans and leases, compared to $300.0 million or 5.7% of total loans and leases at December 31, 2022. Agriculturally-related loans include loans to dairy farms and crop farms. Agricultural-related loans are primarily made based on identified cash flows of the borrower with consideration given to underlying collateral, personal guarantees, and government related guarantees. Agriculturally-related loans are generally secured by the assets or property being financed or other business assets such as accounts receivable, livestock, equipment or commodities/crops.

The Company has adopted comprehensive lending policies, underwriting standards and loan review procedures. Management reviews these policies and procedures on a regular basis. The Company discussed its lending policies and underwriting guidelines for its various lending portfolios in Note 4 – "Loans and Leases" in the Notes to Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. There have been no significant changes in these policies and guidelines since the date of that report. The Company’s Board of Directors approves the lending policies at least annually. The Company recognizes that exceptions to policy guidelines may occasionally occur and has established procedures for approving exceptions to these policy guidelines. Management has also implemented reporting systems to monitor loan originations, loan quality, concentrations of credit, loan delinquencies and nonperforming loans and potential problem loans.

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

Allowance for Credit Losses

The below tables represents the allowance for credit losses as of March 31, 2023 and December 31, 2022. The tables provide, as of the dates indicated, an allocation of the allowance for credit losses for inherent loan losses by type. The allocation is neither indicative of the specific amounts or the loan categories in which future charge-offs may occur, nor is it an indicator of future loss trends. The allocation of the allowance for credit losses to each category does not restrict the use of the allowance to absorb losses in any category.

(In thousands)	03/31/2023	12/31/2022
Allowance for credit losses
Commercial and industrial	$6,316	$6,039
Commercial real estate	27,186	27,287
Residential real estate	10,858	11,154
Consumer and other	1,628	1,358
Finance leases	111	96
Total	$46,099	$45,934

As of March 31, 2023, the total allowance for credit losses for loans was $46.1 million, and was in line with December 31, 2022. The allowance for credit losses as a percentage of total loans measured 0.87% at both March 31, 2023 and December 31, 2022.

Asset quality measures at March 31, 2023 were generally favorable compared to December 31, 2022. Loans internally-classified Special Mention or Substandard were down $12.7 million or 12.9% compared to December 31, 2022. Nonperforming loans and leases were down $4.4 million or 13.4% from year end 2022 and represented 0.54% of total loans at March 31, 2023 compared to 0.62% at December 31, 2022. The allowance for credit losses covered 162.11% of nonperforming loans and leases as of March 31, 2023, compared to 139.86% at December 31, 2022. The Company had net recoveries of $1.3 million in the first quarter of 2023, compared to net recoveries of $17,000 for the same period in 2022.

Activity in the Company’s allowance for credit losses during the first three months of 2023 and 2022 is illustrated in the table below:

Analysis of the Allowance for Credit Losses
(In thousands)	03/31/2023	03/31/2022
Average loans outstanding during period	$5,251,278	$5,055,948
Allowance at beginning of year, prior to adoption of ASU 2022-02	45,934	42,843
Impact of adopting ASU 2022-02	64	0
Balance of allowance at beginning of year	45,998	42,843
LOANS CHARGED-OFF:
Commercial and industrial	0	23
Commercial real estate	0	27
Residential real estate	2	0
Consumer and other	106	196
Total loans charged-off	$108	$246
RECOVERIES OF LOANS PREVIOUSLY CHARGED-OFF:
Commercial and industrial	46	20
Commercial real estate	1,246	42
Residential real estate	64	109
Consumer and other	33	92
Total loans recovered	$1,389	$263
Net loans recovered	(1,281)	(17)
(Credit) for credit losses related to loans	(1,180)	(734)
Balance of allowance at end of period	$46,099	$42,126
Allowance for credit losses as a percentage of total loans and leases	0.87%	0.83%
Annualized net (recoveries) charge-offs on loans to average total loans and leases during the period	(0.10)%	0.00%

The provision for credit losses for loans was a credit of $1.2 million for the three months ended March 31, 2023, compared to a credit of $734,000 for the same period in 2022. The provision for credit losses for loans is based upon the Company's quarterly evaluation of the appropriateness of the allowance for credit losses. The March 31, 2023, allowance for credit losses model estimated a modest increase in reserves compared to year-end 2022. Increases in qualitative and large loan reserves were mainly offset by lower quantitative reserves as forecasts for economic growth and unemployment were slightly improved as compared to December 31, 2022.

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

For the three months ended March 31, 2023, the provision for credit losses for off-balance sheet credit exposures was $355,000 compared to $214,000 for the same period in 2022. The provision in 2023 was driven by an increase in off-balance sheet exposures, specifically commercial real estate loan commitments.

Analysis of Past Due and Nonperforming Loans
(In thousands)	03/31/2023	12/31/2022	03/31/2022
Loans 90 days past due and accruing
Commercial and industrial	$0	$25	$0
Consumer and other	13	0	0
Total loans 90 days past due and accruing	$13	$25	$0
Nonaccrual loans
Commercial and industrial	923	618	806
Commercial real estate	12,380	13,858	13,623
Residential real estate	14,869	13,544	10,200
Consumer and other	252	269	571
Total nonaccrual loans	$28,424	$28,289	$25,200
Performing troubled debt restructuring*	0	4,530	5,064
Total nonperforming loans and leases	$28,437	$32,844	$30,264
Other real estate owned	36	152	88
Total nonperforming assets	$28,473	$32,996	$30,352
Allowance as a percentage of nonperforming loans and leases	162.11%	139.86%	139.20%
Total nonperforming loans and leases as percentage of total loans and leases	0.54%	0.62%	0.60%
Total nonperforming assets as percentage of total assets	0.37%	0.43%	0.38%
*No amount shown for periods subsequent to the Company's adoption of ASU 2022-02 effective January 1, 2023.

Nonperforming assets include nonaccrual loans, TDRs, and foreclosed real estate/other real estate owned. Total nonperforming assets of $28.5 million at March 31, 2023 were down $4.5 million or 13.7% compared to December 31, 2022, and down $1.9 million or 6.2% compared to March 31, 2022. The decrease in nonperforming assets from March 31, 2022, was mainly due to the adoption of ASU 2022-02, which eliminates the TDR designation and requires entities to evaluate all loan modifications under the same guidance and report on modifications where the borrower is experiencing financial difficulty at the time of the modification. Nonperforming assets represented 0.37% of total assets at March 31, 2023, down from 0.43% at December 31, 2022, and 0.38% at March 31, 2022. Our peer group's average ratio of nonperforming assets to total assets was 0.35% at December 31, 2022.

The Company adopted ASU 2022-02, "Financial Instruments - Credit Losses (Topic 326)" ("ASU 2022-02") effective January 1, 2023. ASU 2022-02 eliminates the guidance on TDRs and requires entities to evaluate all loan modifications to determine if they result in a new loan or a continuation of the existing loan. Loans in the current period are reported using ASU 2022-02, while loans for prior periods are reported using the previous TDR guidance. Loans are considered modified if the Company makes a concession(s) to a borrower experiencing financial difficulty that it would not otherwise consider and the borrower could not obtain elsewhere. These modifications may include, among others, an extension of the term of the loan, and granting a period when interest-only payments can be made, with the principal payments made over the remaining term of the loan or at maturity. Modified loans and TDRs reported for prior periods are included in the above table within the following categories: "loans 90 days past due and accruing", "nonaccrual loans", or "borrowers experiencing financial difficulty not included above". Loans in the latter category include loans that meet the definition of a modified loan but are performing in accordance with the modified terms and have shown a satisfactory period of repayment (generally six consecutive months) and where full collection of all is reasonably assured. At March 31, 2023, the Company had no modified loans under the new guidance.

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

The ratio of the allowance to nonperforming loans and leases (loans past due 90 days and accruing, nonaccrual loans and restructured troubled debt) was 162.11% at March 31, 2023, compared to 139.86% at December 31, 2022, and 139.20% at March 31, 2022. The Company’s nonperforming loans and leases are mostly comprised of collateral dependent loans with limited exposure or loans that require limited specific reserve due to the level of collateral available with respect to these loans and/or previous charge-offs.

The Company, through its internal loan review function, identified 17 commercial relationships totaling $32.8 million at March 31, 2023 that were potential problem loans. At December 31, 2022, the Company had identified 17 relationships totaling $33.3 million that were potential problem loans. Of the 17 commercial relationships at March 31, 2023 that were Substandard, there were 5 relationships that equaled or exceeded $1.0 million, which in aggregate totaled $28.8 million, the largest of which was $16.9 million. The potential problem loans remain in a performing status due to a variety of factors, including payment history, the value of collateral supporting the credits, and personal or government guarantees. These factors, when considered in the aggregate, give management reason to believe that the current risk exposure on these loans does not warrant accounting for these loans as nonperforming. However, these loans do exhibit certain risk factors, which have the potential to cause them to become nonperforming. Accordingly, management’s attention is focused on these credits, which are reviewed on at least a quarterly basis.

Capital

Total equity was $649.8 million at March 31, 2023, an increase of $32.4 million or 5.2% from December 31, 2022. The increase was mainly a result of the decrease in accumulated other comprehensive loss, reflecting the change in unrealized gains/loss on available-for-sale securities from an unrealized loss of $178.8 million at December 31, 2022 to an unrealized loss of $158.2 million at March 31, 2023. During the first quarter of 2023, retained earnings increased $10.7 million.

Additional paid-in capital increased from $302.8 million at December 31, 2022, to $303.4 million at March 31, 2023. The increase was primarily attributable to $1.0 million related to stock based compensation; partially offset by $303,000 of deferred director compensation. Retained earnings increased by $10.6 million from $526.7 million at December 31, 2022, to $537.3 million at March 31, 2023, reflecting net income of $19.4 million less dividends of $8.7 million. Accumulated other comprehensive loss decreased from a net loss of $208.7 million at December 31, 2022, to a net loss of $187.8 million at March 31, 2023, reflecting a $20.6 million decrease in unrealized losses on available-for-sale debt securities due to changes in market rates coupled with a $265,000 decrease related to post-retirement benefit plans.

Cash dividends paid in the first three months of 2023 totaled approximately $8.7 million or $0.60 per common share, representing 45.0% of year to date 2023 earnings through March 31, 2023, and were up 5.3% over cash dividends of $8.3 million or $0.57 per common share paid in the first three months of 2022.

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

The following table provides a summary of the Company’s capital ratios as of March 31, 2023:

Regulatory Capital Analysis
March 31, 2023	Actual		Minimum Capital Required - Basel III Fully Phased-In		Well Capitalized Requirement
(dollar amounts in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk weighted assets)	$792,609	14.62%	$569,163	10.50%	$542,060	10.00%
Tier 1 Capital (to risk weighted assets)	741,915	13.69%	460,751	8.50%	433,648	8.00%
Tier 1 Common Equity (to risk weighted assets)	741,915	13.69%	379,442	7.00%	352,339	6.50%
Tier 1 Capital (to average assets)	741,915	9.63%	308,123	4.00%	385,153	5.00%

As of March 31, 2023, the Company’s capital ratios exceeded the minimum required capital ratios plus the fully phased-in capital conservation buffer, and the minimum required capital ratios for well capitalized institutions. The capital levels required to be considered well capitalized, presented in the above table, are based upon prompt corrective action regulations, as amended to reflect the changes under Basel III Capital Rules.

Total capital as a percent of risk weighted assets increased to 14.6% at March 31, 2023, compared with 14.4% as of December 31, 2022. Tier 1 capital as a percent of risk weighted assets increased from 13.5% at the end of 2022 to 13.7% as of March 31, 2023. Tier 1 capital as a percent of average assets was 9.6% at March 31, 2023, which is up from 9.3% at December 31, 2022. Common equity Tier 1 capital was 13.7% at the end of the first quarter of 2023, up from 13.5% at the end of 2022.

As of March 31, 2023, the capital ratios for the Company’s subsidiary banks also exceeded the minimum required capital ratios plus the fully phased-in capital conservation buffer, and the minimum required capital ratios for well capitalized institutions.

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

Deposits and Other Liabilities

Total deposits of $6.5 billion at March 31, 2023 were down $93.3 million or 1.4% from December 31, 2022. The decrease from year-end was primarily in checking, money market and savings balances, which collectively were down $46.6 million or 1.2% and in non-interest bearing deposits, down $140.6 million or 6.5% from year end 2022. The decrease was partially offset by an increase in time deposits of $93.9 million or 14.9%. The decline in elevated customer deposit balances was largely driven by stimulus funding and tightening monetary policy that has led to a declining trend in bank deposits on a national level, as reported by the Federal Reserve.

The most significant source of funding for the Company is core deposits. The Company defines core deposits as total deposits less time deposits of $250,000 or more, brokered deposits and municipal money market deposits and reciprocal deposit relationships with municipalities. Core deposits were down by $181.1 million or 3.2% from year-end 2022, to $5.4 billion at March 31, 2023. Core deposits represented 82.9% of total deposits at March 31, 2023, compared to 84.5% of total deposits at December 31, 2022.

The Company uses both retail and wholesale repurchase agreements. Retail repurchase agreements are arrangements with local customers of the Company, in which the Company agrees to sell securities to the customer with an agreement to repurchase those securities at a specified later date. Retail repurchase agreements totaled $63.5 million at March 31, 2023, and $56.3 million at December 31, 2022. Management generally views local repurchase agreements as an alternative to large time deposits.

The Company’s other borrowings totaled $327.0 million at March 31, 2023, compared to $291.3 at December 31, 2022. Lower deposit balances compared to year-end 2022 contributed to the increase in other borrowings. Other borrowings at March 31, 2023 represented $192.0 million in overnight advances from the FHLB and $135.0 million of FHLB term advances. The $291.3 million in other borrowings at December 31, 2022, represented $241.3 million in overnight advances from the FHLB and $50.0 million in term advances from the FHLB. Of the $135.0 million in FHLB term advances at March 31, 2023, $115.0 million was due in over one year.

Liquidity

The objective of liquidity management is to ensure the availability of adequate funding sources to satisfy the demand for credit, deposit withdrawals, and business investment opportunities. The Company’s core deposit base and strong capital position are the foundation for the Company’s liquidity position. The Company uses a variety of resources to meet its liquidity needs, which include deposits, cash and cash equivalents, short-term investments, cash flow from lending and investing activities, repurchase agreements, and borrowings. The Company's Asset/Liability Management Committee reviews periodic reports on liquidity and interest rate sensitivity positions. Comparisons with industry and peer groups are also monitored. The Company’s strong reputation in the communities it serves, along with its strong financial condition, provides access to numerous sources of liquidity as described below. Management believes these diverse liquidity sources provide sufficient means to meet all demands on the Company’s liquidity that are reasonably likely to occur.

Core deposits, discussed above under "Deposits and Other Liabilities", are a primary and low-cost funding source obtained primarily through the Company’s branch network. In addition to core deposits, the Company uses non-core funding sources to support asset growth. These non-core funding sources include time deposits of $250,000 or more, brokered deposits, municipal money market deposits, reciprocal deposits, bank borrowings, securities sold under agreements to repurchase, overnight and term advances from the FHLB and other funding sources. Rates and terms are the primary determinants of the mix of these funding sources. Non-core funding sources of $1.5 billion at March 31, 2023 increased $130.8 million or 9.5% as compared to year end 2022. Non-core funding sources, as a percentage of total liabilities, were 21.5% at March 31, 2023, compared to 19.4% at December 31, 2022.

Non-core funding sources may require securities to be pledged against the underlying liability. Securities carried at $1.8 billion at both March 31, 2023 and December 31, 2022, were either pledged or sold under agreements to repurchase. Pledged securities represented 85.6% of total securities at March 31, 2023, compared to 82.4% of total securities at December 31, 2022.

Cash and cash equivalents totaled $70.5 million as of March 31, 2023 which decreased from $77.8 million at December 31, 2022. Short-term investments, consisting of securities due in one year or less, decreased from $50.3 million at December 31, 2022, to $39.8 million at March 31, 2023.

Cash flow from the loan and investment portfolios provides a significant source of liquidity. These assets may have stated maturities in excess of one year, but have monthly principal reductions. Total mortgage-backed securities, at fair value, were $726.2 million at March 31, 2023 compared with $738.9 million at December 31, 2022. Outstanding principal balances of residential mortgage loans, consumer loans, and leases totaled approximately $1.6 billion at March 31, 2023, unchanged compared with year end 2022. Aggregate amortization from monthly payments on these assets provides significant additional cash flow to the Company.

The Company's liquidity is enhanced by ready access to national and regional wholesale funding sources including Federal funds purchased, repurchase agreements, brokered deposits, Federal Reserve Bank Discount Window advances and FHLB advances. Through its subsidiary bank, the Company has borrowing relationships with the FHLB, the Federal Reserve Bank and correspondent banks, which provide secured and unsecured borrowing capacity. As members of the FHLB, the Company can use certain unencumbered mortgage-related assets and securities to secure borrowings from the FHLB. At March 31, 2023, the established borrowing capacity with the FHLB was $1.6 billion, with available unencumbered mortgage-related assets of $1.31 billion. Additional assets may also qualify as collateral for FHLB advances, upon approval of the FHLB. Through various programs at the Federal Reserve Bank, the Company has the ability to use certain unencumbered mortgage-related assets and securities to secure borrowings from the Federal Reserve Bank's Discount Window. At March 31, 2023 the available borrowing capacity with the Federal Reserve Bank was $157 million, secured by investment securities. In addition to the available borrowing lines at the FHLB and Federal Reserve Bank, the Company maintains $265 million of unencumbered securities which could be pledged to further enhance secured borrowing capacity.

Non-GAAP Financial Information

The following table includes disclosure of non-GAAP financial measures. Tangible common equity, a non-GAAP financial measure, is total stockholders' equity less intangible assets. Tangible book value per share is tangible equity divided by total shares issued and outstanding. These measures adjust common equity per share to exclude the effects of goodwill and intangible amortization expense on earnings, equity, and capital. The Company believes the non-GAAP measures provide meaningful comparisons of our underlying operational performance and facilitate management's and investors' assessments of business and performance trends in comparison to others in the financial services industry. These non-GAAP financial measures should be considered as supplemental in nature and not as a substitute for our superior to the related financial information prepared in accordance with GAAP. Tangible book value per share as presented herein may be different from non-GAAP financial measures used by other companies, and may not be comparable to similarly titled measures reported by other companies.

Reconciliation of Tangible Book Value Per Share (non-GAAP) to Common Equity Book Value Per Share (GAAP)
	Quarter-Ended	Year-ended
	03/31/2023	12/31/2022
Total common equity	$648,322	$615,978
Less: Goodwill and intangibles	94,253	94,336
Tangible common equity (Non-GAAP)	554,069	521,642
Ending shares outstanding	14,519,748	14,519,831
Common equity per share	$44.65	$42.42
Tangible book value per share (Non-GAAP)	$38.16	$35.93

Newly Adopted Accounting Standards

ASU No. 2020-04, "Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting." The amendments in this update provide optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. It provides optional expedients and exceptions for applying U.S. generally accepted accounting principles to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments in this update are effective for all entities as of March 12, 2020 through December 31, 2022. The adoption of this standard did not have a material impact on our Consolidated Financial Statements.

ASU 2022-01, "Derivatives and Hedging (Topic 815)" ("ASU 2022-01") clarifies the guidance in ASC 815 on fair value hedge accounting of interest rate risk for portfolios and financial assets. Among other things, the amended guidance established the “last-of-layer” method for making the fair value hedge accounting for these portfolios more accessible and renamed that method the “portfolio layer” method. ASU 2022-01 became effective for the Company on January 1, 2023. As there are no securities in our portfolio that are subject to this pronouncement in the current or prior year of adoption, the adoption of ASU 2022-01 had no effect on the financial statements for the current fiscal year, and the Company will apply the guidance prospectively, where applicable.

ASU 2022-02, "Financial Instruments - Credit Losses (Topic 326)" ("ASU 2022-02") eliminates the guidance on troubled debt restructurings and requires entities to evaluate all loan modifications to determine if they result in a new loan or a continuation of the existing loan. ASU 2022-02 also requires that entities disclose current-period gross charge-offs by year of origination for loans and leases. ASU 2022-02 became effective for the Company on January 1, 2023. The Company elected to apply the ASU on a modified retrospective basis to recognize any change in the allowance for credit losses that had been recognized for receivables previously modified (or reasonably expected to be modified) in a TDR. This election resulted in cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year of adoption. The amount of the adjustment to retained earnings was a decrease of $64,000. See Note 5 in the Consolidated Financial Statements for changes in disclosures related to this adoption. The adoption of this standard did not have a material impact on our Consolidated Financial Statements.

ASU No. 2022-03, "Fair Value Measurements (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions." The amendments in this update provides clarification on guidance in Topic 820, Fair Value Measurement, when measuring the fair value of an equity security subject to contractual restrictions that prohibit the sale of an equity security and provides new disclosure requirements for equity securities subject to contractual sale restrictions, that are measured at fair value. ASU 2022-03 became effective for the Company on January 1, 2023. As there are no equity securities subject to contract sales during the current or prior year, the adoption of ASU 2022-03 had no effect on the financial statements for the current fiscal year, and the Company will apply the guidance prospectively to future acquisitions.

Accounting Standards Pending Adoption

ASU No. 2023-02, "Investments - Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method." This update will allow reporting entities to consistently account for equity investments made primarily for the purpose of receiving income tax credits or other income tax benefits. This update applies this to all reporting entities that hold (1) tax equity investments that meet the conditions for and elect to account for them using the proportional amortization method or (2) an investment in a LIHTC structure through a limited liability entity that is not accounted for using the proportional amortization method and to which certain LIHTC specific guidance removed from Subtopic 323-740 has been applied. Additionally, the disclosure requirements apply to investments that generate income tax credits and other income tax benefits from a tax credit program for which the entity has elected to apply the proportional amortization method (including investments within that elected program that do not meet the conditions to apply the proportional amortization method). The amendments in this Update permit reporting entities to elect to account for their tax equity investments, regardless of the tax credit program from which the income tax credits are received, using the proportional amortization method if certain conditions are met. ASU 2023-02 is effective for fiscal years beginning after December 15, 2023 and interim periods in those years. Tompkins is currently evaluating the potential impact of ASU 2023-02 on our consolidated financial statements.

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

The Company’s Board of Directors has set a policy that interest rate risk exposure will remain within a range whereby net interest income will not decline by more than 10% in one year as a result of a 100 basis point parallel change in rates. Based upon the most recent simulation analysis performed as of February 28, 2023, a 200 basis point parallel upward change in interest rates over a one-year time frame would result in a one-year decrease in net interest income from the base case of approximately 4.3%, while a 200 basis point parallel decline in interest rates over a one-year period would result in a one year increase in net interest income of 2.6% from the base case. This simulation assumes no balance sheet growth, no changes in balance sheet mix, deposit rates move in a manner that reflects the historical relationship between deposit rate movement and changes in Federal funds rate, and no management action to address balance sheet mismatches.

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

In addition to the simulation analysis, management uses an interest rate gap measure. The table below is a Condensed Static Gap Report, which illustrates the anticipated repricing intervals of assets and liabilities as of March 31, 2023. The Company’s one-year net interest rate gap was a negative $738.8 million or 9.67% of total assets at March 31, 2023, compared with a negative $656.5 million or 8.56% of total assets at December 31, 2022. A negative gap position exists when the amount of interest-bearing liabilities maturing or repricing exceeds the amount of interest-earning assets maturing or repricing within a particular time period. This analysis suggests that the Company’s net interest income contains a higher degree of risk in a rising rate environment over the next 12 months. An interest rate gap measure could be significantly affected by external factors such as a rise or decline in interest rates, loan or securities prepayments, and deposit withdrawals.

Condensed Static Gap - March 31, 2023			Repricing Interval
(In thousands)	Total	0-3 months	3-6 months	6-12 months	Cumulative 12 months

Interest-earning assets[1]	$7,422,351	$950,893	$309,368	$529,553	$1,789,814
Interest-bearing liabilities	4,889,921	2,133,366	142,679	252,614	2,528,659
Net gap position		(1,182,473)	166,689	276,939	(738,845)
Net gap position as a percentage of total assets		(15.47)%	2.18%	3.62%	(9.67)%
 1 Balances of available securities are shown at amortized cost

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2023.

Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this Report on Form 10-Q, the Company’s disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting
There were no changes in the Company's internal control over financial reporting that occurred during the quarter ended March 31, 2023, that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

The Company is subject to various claims and legal actions that arise in the ordinary course of conducting business. As of March 31, 2023, management, after consultation with legal counsel, does not anticipate that the aggregate ultimate liability arising out of litigation pending or threatened against the Company or its subsidiaries will be material to the Company's consolidated financial position. On at least a quarterly basis, the Company assesses its liabilities and contingencies in connection with such legal proceedings. Although the Company does not believe that the outcome of pending litigation will be material to the Company's consolidated financial position, it cannot rule out the possibility that such outcomes will be material to the consolidated results of operations for a particular reporting period in the future.

Item 1A. Risk Factors

The following risk factors supplement the risk factors previously disclosed under Item 1A in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2022 and should be read in conjunction therewith.

Adverse developments affecting the banking industry, and resulting media coverage, have contributed to market volatility and eroded confidence in the banking system and could have a material effect on the Company's results of operations and/or stock price.

Recent events impacting the financial services industry, including bank failures, have resulted in decreased confidence in banks among investors, customers and counterparties, which has generated significant market volatility among publicly traded bank holding companies. As a result, customers may choose to maintain deposits with other financial institutions or invest in higher yielding short term fixed income securities, which could adversely impact our liquidity and results of operations. Uncertainty and concern regarding soundness or creditworthiness of other financial institutions has been, and may be in the future, compounded by advances in technology that increase the speed at which deposits can be moved, as well as the speed and reach of media attention, including social media, and its ability to disseminate concerns or rumors, in each case potentially exacerbating liquidity concerns and market disruption within the financial services industry, and may increase the risk of a wider economic recession. These recent events have, and could continue to, adversely impact the market price and volatility of the Company's common stock.

These recent events may also result in potentially adverse changes to laws or regulations governing banks and bank holding companies or result in the impositions of restrictions through supervisory or enforcement activities, including higher capital requirements. The cost of resolving the recent bank failures may prompt the FDIC to increase its premiums above the recently increased levels or to issue additional special assessments. Any of these changes could have a material impact on our business, financial condition and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
	(a)	(b)	(c)	(d)
January 1, 2023 through January 31, 2023	1,487	$75.83	0	169,818
February 1, 2023 through February 28, 2023	1,186	77.51	0	169,818
March 1, 2023 through March 31, 2023	0	0	0	169,818
Total	2,673	$76.58	0	169,818

Included above are 1,487 shares purchased in January 2023, at an average cost of $75.83, and 663 shares purchased in February 2023, at an average cost of $77.46, by the trustee of the rabbi trust established by the Company under the Company’s Stock Retainer Plan For Eligible Directors of Tompkins Financial Corporation and Participating Subsidiaries, which were part of the director deferred compensation under that plan. In addition, the table includes 523 shares delivered to the Company in February 2023 at an average cost of $77.51 to satisfy mandatory tax withholding requirements upon vesting of restricted stock under the Company's 2009 Equity Plan.

On October 22, 2021, the Company’s Board of Directors authorized a share repurchase plan (the "2021 Repurchase Plan") for the repurchase of up to 400,000 shares of the Company’s common stock over the 24 months following adoption of the plan. Shares may be repurchased from time to time under the 2021 Repurchase Plan in open market transactions at prevailing market prices, in privately negotiated transactions, or by other means in accordance with federal securities laws, and the repurchase program may be suspended, modified or terminated by the Board of Directors at any time for any reason. Under the 2021 Repurchase Plan, the Company has repurchased a total of 230,182 shares through March 31, 2023, at an average cost of $78.31.

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
** Attached as Exhibit 101 to this report are the following formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Condition as of March 31, 2023 and December 31, 2022; (ii) Consolidated Statements of Income for the three months ended March 31, 2023 and 2022; (iii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2023 and 2022; (iv) Consolidated Statements of Cash Flows for the three months ended March 31, 2023 and 2022; (v) Consolidated Statements of Changes in Shareholders' Equity for the three months ended March 31, 2023 and 2022; and (vi) Notes to Unaudited Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:     May 10, 2023

TOMPKINS FINANCIAL CORPORATION

By:	/s/ Stephen S. Romaine
Stephen S. Romaine
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Francis M. Fetsko
Francis M. Fetsko
Executive Vice President, Chief Financial Officer, and Chief Operating Officer
(Principal Financial Officer)
(Principal Accounting Officer)