Form 10-Q
period 2023-06-30
TOMPKINS FINANCIAL CORP
filed 2023-08-09
CIK 1005817

United States
Securities and Exchange Commission
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

Indicate the number of shares of the Registrant's Common Stock outstanding as of the latest practicable date: 14,363,234 shares as of July 24, 2023.

TOMPKINS FINANCIAL CORPORATION

FORM 10-Q

Item 1. Financial Statements

TOMPKINS FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CONDITION

(In thousands, except share and per share data)	As of	As of
ASSETS	06/30/2023	12/31/2022
	(unaudited)	(audited)
Cash and noninterest bearing balances due from banks	$65,916	$18,572
Interest bearing balances due from banks	15,698	59,265
Cash and Cash Equivalents	81,614	77,837

Available-for-sale debt securities, at fair value (amortized cost of $1,688,051 at June 30, 2023 and $1,831,791 at December 31, 2022)	1,468,003	1,594,967
Held-to-maturity securities, at amortized cost (fair value of $262,444 at June 30, 2023 and $261,692 December 31, 2022)	312,369	312,344
Equity securities, at fair value (amortized cost $778 at June 30, 2023 and $777 at December 31, 2022)	778	777
Total loans and leases, net of unearned income and deferred costs and fees	5,352,365	5,268,911
Less: Allowance for credit losses	48,545	45,934
Net Loans and Leases	5,303,820	5,222,977

Federal Home Loan Bank and other stock	23,649	17,720
Bank premises and equipment, net	81,087	82,140
Corporate owned life insurance	86,709	85,556
Goodwill	92,602	92,602
Other intangible assets, net	2,513	2,708
Accrued interest and other assets	173,094	181,058
Total Assets	$7,626,238	$7,670,686
LIABILITIES
Deposits:
Interest bearing:
Checking, savings and money market	3,659,220	3,820,739
Time	770,594	631,411
Noninterest bearing	2,024,837	2,150,145
Total Deposits	6,454,651	6,602,295

Federal funds purchased and securities sold under agreements to repurchase	50,483	56,278
Other borrowings	387,100	291,300
Other liabilities	97,563	103,423
Total Liabilities	$6,989,797	$7,053,296
EQUITY
Tompkins Financial Corporation shareholders' equity:
Common Stock - par value $0.10 per share: Authorized 25,000,000 shares; Issued: 14,441,413 at June 30, 2023; and 14,555,741 at December 31, 2022	1,444	1,456
Additional paid-in capital	298,133	302,763
Retained earnings	537,095	526,727
Accumulated other comprehensive loss	(195,520)	(208,689)
Treasury stock, at cost – 124,265 shares at June 30, 2023, and 128,749 shares at December 31, 2022	(6,185)	(6,279)
Total Tompkins Financial Corporation Shareholders’ Equity	634,967	615,978

Noncontrolling interests	1,474	1,412
Total Equity	$636,441	$617,390
Total Liabilities and Equity	$7,626,238	$7,670,686

See notes to unaudited consolidated financial statements.

TOMPKINS FINANCIAL CORPORATION
 CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Six Months Ended
(In thousands, except per share data) (Unaudited)	06/30/2023	06/30/2022	06/30/2023	06/30/2022
INTEREST AND DIVIDEND INCOME
Loans	$63,527	$52,505	$124,369	$103,636
Due from banks	183	64	322	105
Available-for-sale debt securities	6,618	7,063	13,361	13,833
Held-to-maturity securities	1,219	1,201	2,433	2,330
Federal Home Loan Bank and other stock	323	120	623	225
Total Interest and Dividend Income	71,870	60,953	141,108	120,129
INTEREST EXPENSE
Time certificates of deposits of $250,000 or more	2,526	400	4,313	826
Other deposits	13,119	1,647	23,513	3,267
Federal funds purchased and securities sold under agreements to repurchase	15	15	29	31
Other borrowings	4,314	629	7,111	1,129
Total Interest Expense	19,974	2,691	34,966	5,253
Net Interest Income	51,896	58,262	106,142	114,876
Less: Provision for credit loss expense	2,253	856	1,428	336
Net Interest Income After Credit for Credit Loss Expense	49,643	57,406	104,714	114,540
NONINTEREST INCOME
Insurance commissions and fees	8,672	8,429	18,181	17,746
Wealth management fees	4,678	4,596	9,187	9,513
Service charges on deposit accounts	1,640	1,756	3,386	3,535
Card services income	3,087	2,959	5,769	5,502
Other income	1,603	1,241	3,544	2,717
Net loss on securities transactions	(7,065)	(37)	(7,052)	(84)
Total Noninterest Income	12,615	18,944	33,015	38,929
NONINTEREST EXPENSE
Salaries and wages	25,337	24,396	49,849	47,668
Other employee benefits	6,647	6,341	13,388	12,138
Net occupancy expense of premises	3,327	3,131	6,626	6,672
Furniture and fixture expense	2,105	2,004	4,159	3,995
Amortization of intangible assets	84	219	167	437
Other operating expense	14,468	13,029	27,937	25,049
Total Noninterest Expenses	51,968	49,120	102,126	95,959
Income Before Income Tax Expense	10,290	27,230	35,603	57,510
Income Tax Expense	1,784	6,329	7,685	13,305
Net Income Attributable to Noncontrolling Interests and Tompkins Financial Corporation	8,506	20,901	27,918	44,205
Less: Net Income Attributable to Noncontrolling Interests	31	32	62	63
Net Income Attributable to Tompkins Financial Corporation	$8,475	$20,869	$27,856	$44,142
Basic Earnings Per Share	$0.59	$1.45	$1.94	$3.06
Diluted Earnings Per Share	$0.59	$1.45	$1.94	$3.05

See notes to unaudited consolidated financial statements.

TOMPKINS FINANCIAL CORPORATION
 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended
(In thousands) (Unaudited)	06/30/2023	06/30/2022
Net income attributable to noncontrolling interests and Tompkins Financial Corporation	$8,506	$20,901
Other comprehensive (loss) income, net of tax:

Available-for-sale debt securities:
Change in net unrealized loss during the period	(13,237)	(43,449)
Reclassification adjustment for net realized loss on sale of available-for-sale debt securities included in net income	5,325	0

Employee benefit plans:
Amortization of net retirement plan actuarial loss	197	389
Amortization of net retirement plan prior service cost	41	40

Other comprehensive loss	(7,674)	(43,020)

Subtotal comprehensive income (loss) attributable to noncontrolling interests and Tompkins Financial Corporation	832	(22,119)
Less: Net income attributable to noncontrolling interests	(31)	(32)
Total comprehensive income (loss) attributable to Tompkins Financial Corporation	$801	$(22,151)

	Six Months Ended
(In thousands) (Unaudited)	06/30/2023	06/30/2022
Net income attributable to noncontrolling interests and Tompkins Financial Corporation	$27,918	$44,205
Other comprehensive income, net of tax:

Available-for-sale debt securities:
Change in net unrealized loss during the period	7,341	(123,854)
Reclassification adjustment for net realized loss on sale of available-for-sale debt securities included in net income	5,325	0

Employee benefit plans:
Amortization of net retirement plan actuarial loss	421	853
Amortization of net retirement plan prior service cost	82	82

Other comprehensive income (loss)	13,169	(122,919)

Subtotal comprehensive income (loss) attributable to noncontrolling interests and Tompkins Financial Corporation	41,087	(78,714)
Less: Net income attributable to noncontrolling interests	(62)	(63)
Total comprehensive income (loss) attributable to Tompkins Financial Corporation	$41,025	$(78,777)

See notes to unaudited consolidated financial statements.

TOMPKINS FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
(In thousands) (Unaudited)	06/30/2023	06/30/2022
OPERATING ACTIVITIES
Net income attributable to Tompkins Financial Corporation	$27,856	$44,142
Provision for credit loss expense	1,428	336
Depreciation and amortization of premises, equipment, and software	5,418	5,245
Amortization of intangible assets	167	437
Earnings from corporate owned life insurance	(1,169)	(593)
Net amortization on securities	1,856	3,280
Amortization/accretion related to purchase accounting	(369)	(511)
Net loss on securities transactions	7,052	84
Net gain on sale of loans originated for sale	(65)	(57)
Proceeds from sale of loans originated for sale	2,174	362
Loans originated for sale	(2,495)	(1,127)
Net gain on sale of bank premises and equipment	(54)	(41)
Net excess tax benefit from stock based compensation	13	29
Stock-based compensation expense	2,155	1,973
Decrease in accrued interest receivable	718	176
Increase (decrease) in accrued interest payable	742	(86)
Other, net	(678)	(2,132)
Net Cash Provided by Operating Activities	44,749	51,517
INVESTING ACTIVITIES
Proceeds from maturities, calls and principal paydowns of available-for-sale debt securities	79,018	134,653
Proceeds from sales of available-for-sale debt securities	73,832	0
Purchases of available-for-sale debt securities	(18,044)	(149,148)
Purchases of held-to-maturity securities	0	(28,320)
Net increase in loans	(84,989)	(85,037)
Proceeds from sale/redemptions of Federal Home Loan Bank stock	54,747	25,148
Purchases of Federal Home Loan Bank and other stock	(60,676)	(32,065)
Proceeds from sale of bank premises and equipment	98	123
Purchases of bank premises, equipment and software	(3,344)	(4,774)
Redemption of corporate owned life insurance	20	0
Other, net	(138)	(142)
Net Cash Provided by (Used in) Investing Activities	40,524	(139,562)
FINANCING ACTIVITIES
Net (decrease) increase in demand, money market, and savings deposits	(286,827)	22,907
Net increase (decrease) in time deposits	139,452	(44,583)
Net decrease in Federal funds purchased and securities sold under agreements to repurchase	(5,795)	(16,712)
Increase in other borrowings	145,100	235,600
Repayment of other borrowings	(49,300)	(64,000)
Cash dividends	(17,423)	(16,634)
Common stock issued	0	0
Repurchase of common stock	(6,378)	(14,128)
Shares issued for employee stock ownership plan	0	2,951
Net shares issued related to restricted stock awards	(207)	(29)
Net proceeds from exercise of stock options	(118)	(42)
Net Cash (Used in) Provided by Financing Activities	(81,496)	105,330
Net Increase in Cash and Cash Equivalents	3,777	17,285
Cash and cash equivalents at beginning of period	77,837	63,107
Total Cash and Cash Equivalents at End of Period	$81,614	$80,392

See notes to unaudited consolidated financial statements.

TOMPKINS FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
(In thousands) (Unaudited)	06/30/2023	06/30/2022
Supplemental Information:
Cash paid during the year for - Interest	$34,493	$5,578
Cash paid during the year for - Taxes	7,999	10,871
Transfer of loans to other real estate owned	0	82
Right-of-use assets obtained in exchange for new lease liabilities	422	568

See notes to unaudited consolidated financial statements.

TOMPKINS FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

(In thousands except share and per share data) (Unaudited)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Non- controlling Interests	Total
Balances at April 1, 2022	$1,460	$305,880	$490,200	$(135,849)	$(5,642)	$1,443	$657,492
Net income attributable to noncontrolling interests and Tompkins Financial Corporation			20,869			32	20,901
Other comprehensive loss				(43,020)			(43,020)
Total Comprehensive Income							(22,119)
Cash dividends ($0.57 per share)			(8,299)				(8,299)
Common stock repurchased and returned to unissued status (49,629 shares)	(5)	(3,753)					(3,758)
Stock-based compensation expense		1,028					1,028
Directors deferred compensation plan (2,688 shares)		205			(205)		0
Restricted stock activity (7,217 shares)	(1)	(25)					(26)
Balances at June 30, 2022	$1,454	$303,335	$502,770	$(178,869)	$(5,847)	$1,475	$624,318

Balances at April 1, 2023	$1,456	$303,357	$537,331	$(187,846)	$(5,976)	$1,443	$649,765
Net income attributable to noncontrolling interests and Tompkins Financial Corporation			8,475			31	8,506
Other comprehensive loss				(7,674)			(7,674)
Total Comprehensive Income							832
Cash dividends ($0.60 per share)			(8,711)				(8,711)
Net exercise of stock options (315 shares)		(10)					(10)
Common stock repurchased and returned to unissued status (108,219 shares)	(11)	(6,367)					(6,378)
Stock-based compensation expense		1,110					1,110
Directors deferred compensation plan (3,386 shares)		209			(209)		0
Restricted stock activity (6,341 shares)	(1)	(166)					(167)
Balances at June 30, 2023	$1,444	$298,133	$537,095	$(195,520)	$(6,185)	$1,474	$636,441

(In thousands except share and per share data)(Unaudited)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Non- controlling Interests	Total
Balances at January 1, 2022	$1,470	$312,538	$475,262	$(55,950)	$(5,791)	$1,412	$728,941
Net income attributable to noncontrolling interests and Tompkins Financial Corporation			44,142			63	44,205
Other comprehensive loss				(122,919)			(122,919)
Total Comprehensive Loss							(78,714)
Cash dividends ($1.14 per share)			(16,634)				(16,634)
Net exercise of stock options (630 shares)		(42)					(42)
Common stock repurchased and returned to unissued status (179,797 shares)	(18)	(14,110)					(14,128)
Stock-based compensation expense		1,973					1,973
Shares issued for employee stock ownership plan (37,454 shares)	4	2,947					2,951
Directors deferred compensation plan (1,679 shares)		56			(56)		0
Restricted stock activity (14,684 shares)	(2)	(27)					(29)
Balances at June 30, 2022	$1,454	$303,335	$502,770	$(178,869)	$(5,847)	$1,475	$624,318

Balances at January 1, 2023	$1,456	$302,763	$526,727	$(208,689)	$(6,279)	$1,412	$617,390
Net income attributable to noncontrolling interests and Tompkins Financial Corporation			27,856			62	27,918
Other comprehensive income				13,169			13,169
Total Comprehensive Income							41,087
Cash dividends ($1.21 per share)			(17,423)				(17,423)
Net exercise of stock options (1,824 shares)		(118)					(118)
Common stock repurchased and returned to unissued status (108,219 shares)	(11)	(6,367)					(6,378)
Stock-based compensation expense		2,155					2,155
Directors deferred compensation plan ((4,484) shares)		(94)			94		0
Restricted stock activity (7,933 shares)	(1)	(206)					(207)
Adoption of Accounting Guidance			(65)				(65)
Balances at June 30, 2023	$1,444	$298,133	$537,095	$(195,520)	$(6,185)	$1,474	$636,441

See notes to unaudited consolidated financial statements

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. Business

Tompkins Financial Corporation ("Tompkins" or the "Company") is headquartered in Ithaca, New York and is registered as a Financial Holding Company with the Federal Reserve Board under the Bank Holding Company Act of 1956, as amended. The Company is a locally oriented, community-based financial services organization that offers a full array of products and services, including commercial and consumer banking, leasing, trust and investment management, financial planning and wealth management, and insurance services. At June 30, 2023, the Company had one wholly-owned banking subsidiary, Tompkins Community Bank. Tompkins Community Bank provides a full array of trust and wealth management services under the Tompkins Financial Advisors brand, including investment management, trust and estate, financial and tax planning as well as life, disability and long-term care insurance services. The Company also has a wholly-owned insurance agency subsidiary, Tompkins Insurance Agencies, Inc. ("Tompkins Insurance"). The Company’s principal offices are located at 118 E. Seneca Street, Ithaca, New York, 14850, and its telephone number is (888) 503-5753. The Company’s common stock is traded on the NYSE American under the symbol "TMP."

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

3. Securities

Available-for-Sale Debt Securities
The following tables summarize available-for-sale debt securities held by the Company at June 30, 2023 and December 31, 2022:

	Available-for-Sale Debt Securities
June 30, 2023	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(In thousands)
U.S. Treasuries	$190,275	$0	$22,181	$168,094
Obligations of U.S. Government sponsored entities	592,694	0	69,151	523,543
Obligations of U.S. states and political subdivisions	90,330	1	8,284	82,047
Mortgage-backed securities – residential, issued by
U.S. Government agencies	54,852	9	5,919	48,942
U.S. Government sponsored entities	757,400	0	114,265	643,135
U.S. corporate debt securities	2,500	0	258	2,242
Total available-for-sale debt securities	$1,688,051	$10	$220,058	$1,468,003

	Available-for-Sale Debt Securities
December 31, 2022	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(In thousands)
U.S. Treasuries	$190,170	$0	$22,919	$167,251
Obligations of U.S. Government sponsored entities	681,192	0	80,025	601,167
Obligations of U.S. states and political subdivisions	93,599	8	8,326	85,281
Mortgage-backed securities – residential, issued by
U.S. Government agencies	58,727	12	6,071	52,668
U.S. Government sponsored entities	805,603	0	119,381	686,222
U.S. corporate debt securities	2,500	0	122	2,378
Total available-for-sale debt securities	$1,831,791	$20	$236,844	$1,594,967

Held-to-Maturity Debt Securities
The following tables summarize held-to-maturity debt securities held by the Company at June 30, 2023 and December 31, 2022:

	Held-to-Maturity Securities
June 30, 2023	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(In thousands)
U.S. Treasuries	$86,370	$0	$12,598	$73,772
Obligations of U.S. Government sponsored entities	225,999	0	37,327	188,672
Total held-to-maturity debt securities	$312,369	$0	$49,925	$262,444

	Held-to-Maturity Securities
December 31, 2022	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(In thousands)
U.S. Treasuries	$86,478	$0	$12,937	$73,541
Obligations of U.S. Government sponsored entities	225,866	0	37,715	188,151
Total held-to-maturity debt securities	$312,344	$0	$50,652	$261,692

The Company may from time to time sell debt securities from its available-for-sale portfolio. Realized gains on sales of available-for-sale debt securities were $0 for both the three and six months ended June 30, 2023 and June 30, 2022. During the second quarter of 2023, the Company sold $80.9 million of available-for-sale debt securities at a loss of $7.1 million. Sales of available-for-sale investment securities were the result of general investment portfolio and interest rate risk management. Realized losses for the three and six months ended June 30, 2023 were $7.1 million, and $0 for the three and six months ended June 30, 2022, respectively. Proceeds from the sale of available-for-sale debt securities were $73.8 million for the three and six months ended June 30, 2023, and $0 for the three and six months ended June 30, 2022. The Company's investment portfolio includes callable securities that may be called prior to maturity. There were no realized gains or losses on called available-for-sale debt securities for both the three and six months ended June 30, 2023 and June 30, 2022. The Company also recognized net losses of $12,000 for the three months ended June 30, 2023 and net gains of $1,000 for the six months ended June 30, 2023, compared to net losses of $36,700 and $83,700 for the three and six months ended June 30, 2022, respectively, on equity securities, reflecting the change in fair value.

The following table summarizes available-for-sale debt securities that had unrealized losses at June 30, 2023, and December 31, 2022:

June 30, 2023	Less than 12 Months		12 Months or Longer		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasuries	$0	$0	$168,094	$22,181	$168,094	$22,181
Obligations of U.S. Government sponsored entities	28,596	758	494,947	68,393	523,543	69,151
Obligations of U.S. states and political subdivisions	26,104	756	55,842	7,528	81,946	8,284
Mortgage-backed securities – residential, issued by
U.S. Government agencies	6,244	254	42,351	5,665	48,595	5,919
U.S. Government sponsored entities	13,055	727	630,081	113,538	643,136	114,265
U.S. corporate debt securities	0	0	2,242	258	2,242	258
Total available-for-sale debt securities	$73,999	$2,495	$1,393,557	$217,563	$1,467,556	$220,058

December 31, 2022	Less than 12 Months		12 Months or Longer		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasuries	$28,602	$2,132	$138,649	$20,787	$167,251	$22,919
Obligations of U.S. Government sponsored entities	143,794	7,508	457,373	72,517	601,167	80,025
Obligations of U.S. states and political subdivisions	46,638	2,385	33,435	5,941	80,073	8,326
Mortgage-backed securities – residential, issued by
U.S. Government agencies	22,945	1,258	29,356	4,813	52,301	6,071
U.S. Government sponsored entities	186,690	16,869	499,532	102,512	686,222	119,381
U.S. corporate debt securities	0	0	2,378	122	2,378	122
Total available-for-sale debt securities	$428,669	$30,152	$1,160,723	$206,692	$1,589,392	$236,844

The following table summarizes held-to-maturity debt securities that had unrealized losses at June 30, 2023 and December 31, 2022:

June 30, 2023	Less than 12 Months		12 Months or Longer		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasuries	$0	$0	$73,772	$12,598	$73,772	$12,598
Obligations of U.S. Government sponsored entities	8,176	751	180,496	36,576	188,672	37,327
Total held-to-maturity debt securities	$8,176	$751	$254,268	$49,174	$262,444	$49,925

December 31, 2022	Less than 12 Months		12 Months or Longer		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasuries	$0	$0	$73,542	$12,937	$73,542	$12,937
Obligations of U.S. Government sponsored entities	24,543	3,903	163,607	33,812	188,150	37,715
Total held-to-maturity debt securities	$24,543	$3,903	$237,149	$46,749	$261,692	$50,652

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

Management measures expected credit losses on held-to-maturity debt securities on a collective basis by major security type with each type sharing similar risk characteristics and considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts. Management has made the accounting policy election to exclude accrued interest receivable on held-to-maturity debt securities from the estimate of credit losses. As of June 30, 2023, the held-to-maturity portfolio consisted of U.S. Treasury securities and securities issued by U.S. government-sponsored enterprises, including the Federal National Mortgage Agency, the Federal Home Loan Bank ("FHLB") and the Federal Farm Credit Banks Funding Corporation. U.S. Treasury securities are backed by the full faith and credit of and/or guaranteed by the U.S. government, and it is expected that the securities will not be settled at prices less than the amortized cost bases of the securities. Securities issued by U.S. government agencies or U.S. government-sponsored enterprises carry the explicit and/or implicit guarantee of the U.S. government, are widely recognized as "risk-free," and have a long history of zero credit loss. As such, the Company did not record an allowance for credit losses for these securities as of June 30, 2023 or December 31, 2022.

The amortized cost and estimated fair value of debt securities by contractual maturity are shown in the following table. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Mortgage-backed securities are shown separately since they are not due at a single maturity date.

June 30, 2023
(In thousands)	Amortized Cost	Fair Value
Available-for-sale debt securities:
Due in one year or less	$47,677	$46,893
Due after one year through five years	514,770	461,320
Due after five years through ten years	269,157	230,292
Due after ten years	44,195	37,421
Total	875,799	775,926
Mortgage-backed securities	812,252	692,077
Total available-for-sale debt securities	$1,688,051	$1,468,003

December 31, 2022
(In thousands)	Amortized Cost	Fair Value
Available-for-sale debt securities:
Due in one year or less	$50,922	$50,269
Due after one year through five years	508,880	459,721
Due after five years through ten years	367,743	314,408
Due after ten years	39,916	31,679
Total	967,461	856,077
Mortgage-backed securities	864,330	738,890
Total available-for-sale debt securities	$1,831,791	$1,594,967

June 30, 2023
(In thousands)	Amortized Cost	Fair Value
Held-to-maturity debt securities:
Due after five years through ten years	$312,369	$262,444
Total held-to-maturity debt securities	$312,369	$262,444

December 31, 2022
(In thousands)	Amortized Cost	Fair Value
Held-to-maturity debt securities:
Due after five years through ten years	$312,344	$261,692
Total held-to-maturity debt securities	$312,344	$261,692

The Company also holds non-marketable Federal Home Loan Bank of New York ("FHLBNY") stock and non-marketable Atlantic Community Bankers Bank ("ACBB") stock, all of which are required to be held for regulatory purposes and for borrowing availability. The required investment in FHLB stock is tied to the Company’s borrowing levels with the FHLB. Holdings of FHLBNY stock and ACBB stock totaled $23.6 million and $95,000, respectively, at June 30, 2023. These securities are carried at par, which is also cost. The FHLBNY continues to pay dividends and repurchase stock. Quarterly, we evaluate our investment in the FHLB for impairment. We evaluate recent and long-term operating performance, liquidity, funding and capital positions, stock repurchase history, dividend history and impact of legislative and regulatory changes. Based on our most recent evaluation, as of June 30, 2023, we determined that no impairment write-downs were required.

4. Loans and Leases
Loans and leases at June 30, 2023 and December 31, 2022 were as follows:

(In thousands)	06/30/2023	12/31/2022
Commercial and industrial
Agriculture	$64,815	$85,073
Commercial and industrial other	701,006	705,700
PPP loans*	613	756
Subtotal commercial and industrial	766,434	791,529
Commercial real estate
Construction	249,847	201,116
Agriculture	215,915	214,963
Commercial real estate other	2,487,067	2,437,339
Subtotal commercial real estate	2,952,829	2,853,418
Residential real estate
Home equity	185,529	188,623
Mortgages	1,348,448	1,346,318
Subtotal residential real estate	1,533,977	1,534,941
Consumer and other
Indirect	1,419	2,224
Consumer and other	85,794	75,412
Subtotal consumer and other	87,213	77,636
Leases	16,972	16,134
Total loans and leases	5,357,425	5,273,658
Less: unearned income and deferred costs and fees	(5,060)	(4,747)
Total loans and leases, net of unearned income and deferred costs and fees	$5,352,365	$5,268,911
*SBA Paycheck Protection Program ("PPP")

The Company has adopted comprehensive lending policies, underwriting standards and loan review procedures. Management reviews these policies and procedures on a regular basis. The Company discussed its lending policies and underwriting guidelines for its various lending portfolios in Note 3 – "Loans and Leases" in the Notes to Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. There have been no significant changes in these policies and guidelines since the date of that report. As such, these policies are reflective of new originations as well as those balances held at December 31, 2022. The Company’s Board of Directors approves the lending policies at least annually. The Company recognizes that exceptions to policy guidelines may occasionally occur and has established procedures for approving exceptions to these policy guidelines. Management has also implemented reporting systems to monitor loan origination, loan quality, concentrations of credit, loan delinquencies and nonperforming loans and potential problem loans.

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

The below tables are an age analysis of past due loans, segregated by class of loans, as of June 30, 2023 and December 31, 2022:

June 30, 2023
(In thousands)	30-59 Days	60-89 Days	90 Days or More	Total Past Due	Current Loans	Total Loans
Loans and Leases
Commercial and industrial
Agriculture	$0	$53	$0	$53	$64,762	$64,815
Commercial and industrial other	60	2,266	2,704	5,030	695,976	701,006
PPP loans*	0	0	0	0	613	613
Subtotal commercial and industrial	60	2,319	2,704	5,083	761,351	766,434
Commercial real estate
Construction	0	65	0	65	249,782	249,847
Agriculture	165	0	0	165	215,750	215,915
Commercial real estate other	0	15,408	9,405	24,813	2,462,254	2,487,067
Subtotal commercial real estate	165	15,473	9,405	25,043	2,927,786	2,952,829
Residential real estate
Home equity	333	588	1,110	2,031	183,498	185,529
Mortgages	0	1,000	8,141	9,141	1,339,307	1,348,448
Subtotal residential real estate	333	1,588	9,251	11,172	1,522,805	1,533,977
Consumer and other
Indirect	13	25	44	82	1,337	1,419
Consumer and other	160	119	138	417	85,377	85,794
Subtotal consumer and other	173	144	182	499	86,714	87,213
Leases	0	0	0	0	16,972	16,972
Total loans and leases	731	19,524	21,542	41,797	5,315,628	5,357,425
Less: unearned income and deferred costs and fees	0	0	0	0	(5,060)	(5,060)
Total loans and leases, net of unearned income and deferred costs and fees	$731	$19,524	$21,542	$41,797	$5,310,568	$5,352,365
*SBA Paycheck Protection Program

December 31, 2022
(In thousands)	30-59 Days	60-89 Days	90 Days or More	Total Past Due	Current Loans	Total Loans
Loans and Leases
Commercial and industrial
Agriculture	$58	$0	$0	$58	$85,015	$85,073
Commercial and industrial other	50	381	82	513	705,187	705,700
PPP loans*	0	0	0	0	756	756
Subtotal commercial and industrial	108	381	82	571	790,958	791,529
Commercial real estate
Construction	0	0	0	0	201,116	201,116
Agriculture	128	0	0	128	214,835	214,963
Commercial real estate other	0	0	11,449	11,449	2,425,890	2,437,339
Subtotal commercial real estate	128	0	11,449	11,577	2,841,841	2,853,418
Residential real estate
Home equity	435	204	1,628	2,267	186,356	188,623
Mortgages	1,748	0	6,802	8,550	1,337,768	1,346,318
Subtotal residential real estate	2,183	204	8,430	10,817	1,524,124	1,534,941
Consumer and other
Indirect	66	31	53	150	2,074	2,224
Consumer and other	52	19	112	183	75,229	75,412
Subtotal consumer and other	118	50	165	333	77,303	77,636
Leases	0	0	0	0	16,134	16,134
Total loans and leases	2,537	635	20,126	23,298	5,250,360	5,273,658
Less: unearned income and deferred costs and fees	0	0	0	0	(4,747)	(4,747)
Total loans and leases, net of unearned income and deferred costs and fees	$2,537	$635	$20,126	$23,298	$5,245,613	$5,268,911
*SBA Paycheck Protection Program

The following tables present the amortized cost basis of loans on nonaccrual status and the amortized cost basis of loans on nonaccrual status for which there was no related allowance for credit losses. The below tables are an age analysis of nonaccrual loans segregated by class of loans, as of June 30, 2023 and December 31, 2022:

June 30, 2023
(In thousands)	Nonaccrual Loans and Leases with no ACL	Nonaccrual Loans and Leases	Loans and Leases Past Due Over 89 Days and Accruing
Loans and Leases
Commercial and industrial
Commercial and industrial other	$2,494	$3,146	$0
Subtotal commercial and industrial	2,494	3,146	0
Commercial real estate
Agriculture	0	179	0
Commercial real estate other	6,659	11,476	0
Subtotal commercial real estate	6,659	11,655	0
Residential real estate
Home equity	0	2,891	0
Mortgages	181	13,318	7
Subtotal residential real estate	181	16,209	7
Consumer and other
Indirect	0	87	0
Consumer and other	0	236	27
Subtotal consumer and other	0	323	27
Total loans and leases	$9,334	$31,333	$34

December 31, 2022
(In thousands)	Nonaccrual Loans and Leases with no ACL	Nonaccrual Loans and Leases	Loans and Leases Past Due Over 89 Days and Accruing
Loans and Leases
Commercial and industrial
Commercial and industrial other	$411	$618	$25
Subtotal commercial and industrial	411	618	25
Commercial real estate
Agriculture	186	186	0
Commercial real estate other	13,101	13,672	0
Subtotal commercial real estate	13,287	13,858	0
Residential real estate
Home equity	318	2,391	0
Mortgages	1,177	11,153	0
Subtotal residential real estate	1,495	13,544	0
Consumer and other
Indirect	0	94	0
Consumer and other	0	175	0
Subtotal consumer and other	0	269	0
Total loans and leases	$15,193	$28,289	$25

The Company recognized $0 of interest income on nonaccrual loans during the three and six months ended June 30, 2023 and 2022.

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

Since the methodology is based upon historical experience and trends, current conditions, and reasonable and supportable forecasts, as well as management’s judgment, factors may arise that result in different estimates. While management’s evaluation of the allowance as of June 30, 2023, considers the allowance to be appropriate, under certain conditions or assumptions, the Company would need to increase or decrease the allowance. In addition, various federal and State regulatory agencies, as part of their examination process, review the Company's allowance and may require the Company to recognize additions to the allowance based on their judgements and information available to them at the time of their examinations.

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

The following table details activity in the allowance for credit losses on loans for the three and six months ended June 30, 2023 and 2022. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

Three Months Ended June 30, 2023
(In thousands)	Commercial & Industrial	Commercial Real Estate	Residential Real Estate	Consumer and Other	Finance Leases	Total
Allowance for credit losses:
Beginning balance	$6,316	$27,186	$10,858	$1,628	$111	$46,099
Charge-offs	0	0	0	(169)	0	(169)
Recoveries	13	(9)	114	78	0	196
Provision (credit) for credit loss expense	356	1,791	139	143	(10)	2,419
Ending Balance	$6,685	$28,968	$11,111	$1,680	$101	$48,545

Three Months Ended June 30, 2022
(In thousands)	Commercial & Industrial	Commercial Real Estate	Residential Real Estate	Consumer and Other	Finance Leases	Total
Allowance for credit losses:
Beginning balance	$7,027	$22,982	$10,447	$1,588	$82	$42,126
Charge-offs	0	(23)	(51)	(82)	0	(156)
Recoveries	6	764	197	76	0	1,043
Provision (credit) for credit loss expense	781	(496)	489	9	(3)	780
Ending Balance	$7,814	$23,227	$11,082	$1,591	$79	$43,793

Six Months Ended June 30, 2023
(In thousands)	Commercial & Industrial	Commercial Real Estate	Residential Real Estate	Consumer and Other	Finance Leases	Total
Allowance for credit losses:
Beginning balance	$6,039	$27,287	$11,154	$1,358	$96	$45,934
Impact of adopting ASU 2016-13	2	16	46	0	0	64
Charge-offs	0	0	(2)	(275)	0	(277)
Recoveries	59	1,237	178	111	0	1,585
Provision (credit) for credit loss expense	585	428	(265)	486	5	1,239
Ending Balance	$6,685	$28,968	$11,111	$1,680	$101	$48,545

Six Months Ended June 30, 2022
(In thousands)	Commercial & Industrial	Commercial Real Estate	Residential Real Estate	Consumer and Other	Finance Leases	Total
Allowance for credit losses:
Beginning balance	$6,335	$24,813	$10,139	$1,492	$64	$42,843
Charge-offs	(23)	(50)	(51)	(278)	0	(402)
Recoveries	26	805	307	168	0	1,306
Provision (credit) for credit loss expense	1,476	(2,341)	687	209	15	46
Ending Balance	$7,814	$23,227	$11,082	$1,591	$79	$43,793

The following table details activity in the liabilities for off-balance sheet credit exposures for the three and six months ended June 30, 2023 and 2022:

Three Months Ended June 30,
(In thousands)	2023	2022
Liabilities for off-balance sheet credit exposures at beginning of period	$3,151	$2,720
(Credit) provision for credit loss expense related to off-balance sheet credit exposures	(166)	76
Liabilities for off-balance sheet credit exposures at end of period	$2,985	$2,796

Six Months Ended June 30,
(In thousands)	2023	2022
Liabilities for off-balance sheet credit exposures at beginning of period	$2,796	$2,506
Provision for credit loss expense related to off-balance sheet credit exposures	189	290
Liabilities for off-balance sheet credit exposures at end of period	$2,985	$2,796

The following table presents the amortized cost basis of collateral dependent loans, which are individually evaluated to determine expected credit losses, and the related allowance for credit losses allocated to these loans:

(In thousands)	Real Estate	Business Assets	Other	Total	ACL Allocation
June 30, 2023
Commercial and Industrial	$2,494	$0	$0	$2,494	$0
Commercial Real Estate	10,146	0	0	10,146	1,082
Residential Real Estate	181	0	0	181	0
Total	$12,821	$0	$0	$12,821	$1,082

(In thousands)	Real Estate	Business Assets	Other	Total	ACL Allocation
December 31, 2022
Commercial and Industrial	$642	$28	$0	$670	$0
Commercial Real Estate	13,209	0	78	13,287	0
Commercial Real Estate - Agriculture	1,515	0	0	1,515	0
Residential Real Estate	188	0	0	188	3
Total	$15,554	$28	$78	$15,660	$3

The Company adopted ASU 2022-02, "Financial Instruments - Credit Losses (Topic 326)" ("ASU 2022-02") effective January 1, 2023. ASU 2022-02 eliminates the guidance on troubled debt restructurings ("TDRs") and requires entities to evaluate all loan modifications to determine if they result in a new loan or a continuation of the existing loan. ASU 2022-02 also requires that entities disclose current-period gross charge-offs by year of origination for loans and leases, which has been incorporated in the credit quality table below.

There were no new borrowers experiencing financial difficulty in the three and six months ended June 30, 2023, and no new TDRs reported in the three and six months ended June 30, 2022.

The following table presents credit quality indicators by total loans on an amortized cost basis by origination year as of June 30, 2023 and December 31, 2022:

June 30, 2023
(In thousands)	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total Loans
Commercial and Industrial - Other:
Internal risk grade:
Pass	$54,166	$110,845	$75,993	$33,954	$39,929	$169,064	$203,109	$2,954	$690,014
Special Mention	0	0	112	297	113	1,488	771	0	2,781
Substandard	0	0	94	420	26	1,175	6,496	0	8,211
Total Commercial and Industrial - Other	$54,166	$110,845	$76,199	$34,671	$40,068	$171,727	$210,376	$2,954	$701,006
Current-period gross writeoffs	$0	$0	$0	$0	$0	$0	$0	$0	$0
Commercial and Industrial - PPP:
Pass	$0	$0	$350	$263	$0	$0	$0	$0	$613
Special Mention	0	0	0	0	0	0	0	0	0
Substandard	0	0	0	0	0	0	0	0	0
Total Commercial and Industrial - PPP	$0	$0	$350	$263	$0	$0	$0	$0	$613
Current-period gross writeoffs	$0	$0	$0	$0	$0	$0	$0	$0	$0
Commercial and Industrial - Agriculture:
Pass	$5,774	$13,555	$3,754	$3,903	$3,559	$10,452	$23,314	$344	$64,655
Special Mention	0	0	53	0	0	0	30	0	83
Substandard	0	0	0	63	0	11	3	0	77
Total Commercial and Industrial - Agriculture	$5,774	$13,555	$3,807	$3,966	$3,559	$10,463	$23,347	$344	$64,815
Current-period gross writeoffs	$0	$0	$0	$0	$0	$0	$0	$0	$0
Commercial Real Estate
Pass	$89,762	$323,682	$363,357	$315,106	$275,367	$978,544	$30,045	$5,937	$2,381,800
Special Mention	0	640	2,028	1,672	11,142	35,097	1,384	0	51,963
Substandard	0	15,369	108	0	2,915	34,796	116	0	53,304
Total Commercial Real Estate	$89,762	$339,691	$365,493	316,778	289,424	1,048,437	$31,545	$5,937	$2,487,067
Current-period gross writeoffs	$0	$0	$0	$0	$0	$0	$0	$0	$0
Commercial Real Estate - Agriculture:
Pass	$7,532	$34,610	$23,534	$22,303	$24,520	$98,149	$1,165	$2,396	$214,209
Special Mention	0	0	0	0	390	1,088	0	0	1,478
Substandard	0	0	0	0	179	49	0	0	228
Total Commercial Real Estate - Agriculture	$7,532	$34,610	$23,534	$22,303	$25,089	$99,286	$1,165	$2,396	$215,915
Current-period gross writeoffs	$0	$0	$0	$0	$0	$0	$0	$0	$0

(In thousands)	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total Loans
Commercial Real Estate - Construction
Pass	$0	$40,996	$78,869	$16,481	$9,976	$11,449	$84,040	$8,036	$249,847
Special Mention	0	0	0	0	0	0	0	0	0
Substandard	0	0	0	0	0	0	0	0	0
Total Commercial Real Estate - Construction	$0	$40,996	$78,869	$16,481	$9,976	$11,449	$84,040	$8,036	$249,847
Current-period gross writeoffs	$0	$0	$0	$0	$0	$0	$0	$0	$0
Residential - Home Equity
Performing	$1,244	$2,363	$969	$583	$910	$9,697	$164,163	$2,709	$182,638
Nonperforming	0	0	0	0	0	451	2,440	0	2,891
Total Residential - Home Equity	$1,244	$2,363	$969	$583	$910	$10,148	$166,603	$2,709	$185,529
Current-period gross writeoffs	$0	$0	$0	$0	$0	$2	$0	$0	$2
Residential - Mortgages
Performing	$50,668	$191,160	$265,103	$231,672	$113,613	$482,913	$0	$0	$1,335,129
Nonperforming	0	395	330	868	908	10,818	0	0	13,319
Total Residential - Mortgages	$50,668	$191,555	$265,433	$232,540	$114,521	$493,731	$0	$0	$1,348,448
Current-period gross writeoffs	$0	$0	$0	$0	$0	$0	$0	$0	$0
Consumer - Direct
Performing	$31,859	$15,186	$12,737	$6,302	$5,360	$11,263	$2,851	$0	$85,558
Nonperforming	0	5	1	3	92	132	3	0	236
Total Consumer - Direct	$31,859	$15,191	$12,738	$6,305	$5,452	$11,395	$2,854	$0	$85,794
Current-period gross writeoffs	$155	$8	$0	$14	$36	$13	$0	$0	$226
Consumer - Indirect
Performing	$0	$0	$123	$113	$676	$420	$0	$0	$1,332
Nonperforming	0	0	0	0	71	16	0	0	87
Total Consumer - Indirect	$0	$0	$123	$113	$747	$436	$0	$0	$1,419
Current-period gross writeoffs	$0	$0	$0	$0	$39	$10	$0	$0	$49

December 31, 2022
(In thousands)	2022	2021	2020	2019	2018	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total Loans
Commercial and Industrial - Other:
Internal risk grade:
Pass	$124,190	$79,861	$38,158	$41,391	$33,238	$156,038	$215,890	$6,466	$695,232
Special Mention	0	127	421	285	271	1,380	501	0	2,985
Substandard	0	111	442	35	733	503	5,659	0	7,483
Total Commercial and Industrial - Other	$124,190	$80,099	$39,021	$41,711	$34,242	$157,921	$222,050	$6,466	$705,700
Commercial and Industrial - Agriculture:
Pass	$16,694	$4,120	$4,944	$4,186	$7,734	$4,883	$42,097	$215	$84,873
Special Mention	0	58	0	0	0	0	50	0	108
Substandard	0	0	71	0	0	16	5	0	92
Total Commercial and Industrial - Agriculture	$16,694	$4,178	$5,015	$4,186	$7,734	$4,899	$42,152	$215	$85,073
Commercial and Industrial - PPP:
Pass	$0	$416	$340	$0	$0	$0	$0	$0	$756
Special Mention	0	0	0	0	0	0	0	0	0
Substandard	0	0	0	0	0	0	0	0	0
Total Commercial and Industrial - PPP	$0	$416	$340	$0	$0	$0	$0	$0	$756
Commercial Real Estate
Pass	$342,311	$367,104	$311,607	$279,587	$203,016	$812,563	$10,906	$24,503	$2,351,597
Special Mention	643	3,406	1,688	11,462	2,555	25,361	0	0	45,115
Substandard	78	110	0	3,394	1,692	35,221	132	0	40,627
Total Commercial Real Estate	$343,032	$370,620	$313,295	$294,443	$207,263	$873,145	$11,038	$24,503	$2,437,339
Commercial Real Estate - Agriculture:
Pass	$33,241	$24,125	$22,831	$25,576	$37,835	$65,112	$3,131	$1,235	$213,086
Special Mention	0	0	0	401	0	1,142	0	0	1,543
Substandard	0	0	0	186	38	110	0	0	334
Total Commercial Real Estate - Agriculture	$33,241	$24,125	$22,831	$26,163	$37,873	$66,364	$3,131	$1,235	$214,963
Commercial Real Estate - Construction
Pass	$23,105	$75,245	$27,584	$14,842	$9,083	$7,268	$42,701	$1,288	$201,116
Special Mention	0	0	0	0	0	0	0	0	0
Substandard	0	0	0	0	0	0	0	0	0
Total Commercial Real Estate - Construction	$23,105	$75,245	$27,584	$14,842	$9,083	$7,268	$42,701	$1,288	$201,116

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

6. Earnings Per Share

Earnings per share in the table below, for the three and six month periods ended June 30, 2023 and 2022 are calculated under the two-class method as required by ASC Topic 260, Earnings Per Share (ASC 260). ASC 260 provides that unvested share-based payment awards that contain nonforfeitable rights to dividends are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. The Company has issued restricted stock awards that contain such rights and are therefore considered participating securities. Basic earnings per common share are calculated by dividing net income allocable to common stock by the weighted average number of common shares, excluding participating securities, during the period. Diluted earnings per common share include the dilutive effect of participating securities.

	Three Months Ended
(In thousands, except share and per share data)	6/30/2023	6/30/2022
Basic
Net income available to common shareholders	$8,475	$20,869
Less: income attributable to unvested stock-based compensation awards	(8)	(67)
Net earnings allocated to common shareholders	8,467	20,802

Weighted average shares outstanding, including unvested stock-based compensation awards	14,502,161	14,524,975

Less: average unvested stock-based compensation awards	(188,028)	(207,560)
Weighted average shares outstanding - Basic	14,314,133	14,317,415

Diluted
Net earnings allocated to common shareholders	8,467	20,802

Weighted average shares outstanding - Basic	14,314,133	14,317,415

Plus: incremental shares from assumed conversion of stock-based compensation awards	32,654	70,186
Weighted average shares outstanding - Diluted	14,346,787	14,387,601

Basic EPS	$0.59	$1.45
Diluted EPS	$0.59	$1.45

Stock-based compensation awards representing 60,891 and 1,848 of common shares during the three months ended June 30, 2023 and 2022, respectively, were not included in the computations of diluted earnings per common share because the effect on those periods would have been anti-dilutive.

	Six Months Ended
(In thousands, except share and per share data)	6/30/2023	6/30/2022
Basic
Net income available to common shareholders	$27,856	$44,142
Less: income attributable to unvested stock-based compensation awards	(26)	(143)
Net earnings allocated to common shareholders	27,830	43,999

Weighted average shares outstanding, including unvested stock-based compensation awards	14,511,078	14,568,102

Less: unvested stock-based compensation awards	(190,763)	(209,633)
Weighted average shares outstanding - Basic	14,320,315	14,358,469

Diluted
Net earnings allocated to common shareholders	27,830	43,999

Weighted average shares outstanding - Basic	14,320,315	14,358,469

Plus: incremental shares from assumed conversion of stock-based compensation awards	47,866	74,183
Weighted average shares outstanding - Diluted	14,368,181	14,432,652

Basic EPS	$1.94	$3.06
Diluted EPS	$1.94	$3.05

Stock-based compensation awards representing approximately 32,036 and 6,113 of common shares during the six months ended June 30, 2023 and 2022, respectively were not included in the computations of diluted earnings per common share because the effect on those periods would have been anti-dilutive.

7. Other Comprehensive Income (Loss)

The following tables present reclassifications out of accumulated other comprehensive income (loss) for the three and six month periods ended June 30, 2023 and 2022:

	Three Months Ended June 30, 2023
(In thousands)	Before-Tax Amount	Tax (Expense) Benefit	Net of Tax
Available-for-sale debt securities:
Change in net unrealized gain (loss) during the period	$(17,531)	$4,294	$(13,237)
Reclassification adjustment for net realized loss on sale of available-for-sale debt securities included in net income	7,052	(1,727)	5,325
Net unrealized gains/losses	(10,479)	2,567	(7,912)

Employee benefit plans:
Amortization of net retirement plan actuarial gain	261	(64)	197
Amortization of net retirement plan prior service cost	54	(13)	41
Employee benefit plans	315	(77)	238
Other comprehensive (loss) income	$(10,164)	$2,490	$(7,674)

	Three Months Ended June 30, 2022
(In thousands)	Before-Tax Amount	Tax (Expense) Benefit	Net of Tax
Available-for-sale debt securities:
Change in net unrealized (loss) gain during the period	$(57,544)	$14,095	$(43,449)
Reclassification adjustment for net realized loss on sale of available-for-sale debt securities included in net income	0	0	0
Net unrealized gains/losses	(57,544)	14,095	(43,449)

Employee benefit plans:
Amortization of net retirement plan actuarial gain	514	(125)	389
Amortization of net retirement plan prior service cost	53	(13)	40
Employee benefit plans	567	(138)	429
Other comprehensive (loss) income	$(56,977)	$13,957	$(43,020)

	Six Months Ended June 30, 2023
(In thousands)	Before-Tax Amount	Tax (Expense) Benefit	Net of Tax
Available-for-sale debt securities:
Change in net unrealized gain (loss) during the period	$9,724	$(2,383)	$7,341
Reclassification adjustment for net realized loss on sale of available-for-sale debt securities included in net income	7,052	(1,727)	5,325
Net unrealized gains/losses	16,776	(4,110)	12,666

Employee benefit plans:
Amortization of net retirement plan actuarial loss	558	(137)	421
Amortization of net retirement plan prior service cost	109	(27)	82
Employee benefit plans	667	(164)	503
Other comprehensive (loss) income	$17,443	$(4,274)	$13,169

	Six Months Ended June 30, 2022
(In thousands)	Before-Tax Amount	Tax (Expense) Benefit	Net of Tax
Available-for-sale debt securities:
Change in net unrealized (loss) gain during the period	$(164,025)	$40,171	$(123,854)
Reclassification adjustment for net realized gain on sale of available-for-sale debt securities included in net income	0	0	0
Net unrealized gains/losses	(164,025)	40,171	(123,854)

Employee benefit plans:
Amortization of net retirement plan actuarial loss	1,129	(276)	853
Amortization of net retirement plan prior service cost	109	(27)	82
Employee benefit plans	1,238	(303)	935
Other comprehensive (loss) income	$(162,787)	$39,868	$(122,919)

The following table presents the activity in our accumulated other comprehensive (loss) income for the periods indicated:

(In thousands)	Available-for- Sale Debt Securities	Employee Benefit Plans	Accumulated Other Comprehensive (Loss) Income
Balance at March 31, 2023	$(158,225)	$(29,621)	$(187,846)
Other comprehensive income before reclassifications	(13,237)	0	(13,237)
Amounts reclassified from accumulated other comprehensive (loss) income	5,325	238	5,563
Net current-period other comprehensive income (loss)	(7,912)	238	(7,674)
Balance at June 30, 2023	$(166,137)	$(29,383)	$(195,520)

Balance at January 1, 2023	$(178,803)	$(29,886)	$(208,689)
Other comprehensive income (loss) before reclassifications	7,341	0	7,341
Amounts reclassified from accumulated other comprehensive (loss) income	5,325	503	5,828
Net current-period other comprehensive (loss) income	12,666	503	13,169
Balance at June 30, 2023	$(166,137)	$(29,383)	$(195,520)

(In thousands)	Available-for- Sale Debit Securities	Employee Benefit Plans	Accumulated Other Comprehensive (Loss) Income
Balance at March 31, 2022	$(94,965)	$(40,884)	$(135,849)
Other comprehensive (loss) income before reclassifications	(43,449)	0	(43,449)
Amounts reclassified from accumulated other comprehensive (loss) income	0	429	429
Net current-period other comprehensive income (loss)	(43,449)	429	(43,020)
Balance at June 30, 2022	$(138,414)	$(40,455)	$(178,869)

Balance at January 1, 2022	$(14,560)	$(41,390)	$(55,950)
Other comprehensive (loss) income before reclassifications	(123,854)	0	(123,854)
Amounts reclassified from accumulated other comprehensive (loss) income	0	935	935
Net current-period other comprehensive (loss) income	(123,854)	935	(122,919)
Balance at June 30, 2022	$(138,414)	$(40,455)	$(178,869)

The following tables present the amounts reclassified out of each component of accumulated other comprehensive (loss) income for the three and six months ended June 30, 2023 and 2022:

Three Months Ended June 30, 2023
Details about Accumulated other Comprehensive Income (Loss) Components (In thousands)	Amount Reclassified from Accumulated Other Comprehensive (Loss) Income[1]	Affected Line Item in the Statement Where Net Income is Presented
Available-for-sale debt securities:
Unrealized gains and losses on available-for-sale debt securities	$(7,052)	Net (loss) gain on securities transactions
	1,727	Tax expense
	(5,325)	Net of tax
Employee benefit plans:
Amortization of the following [2]
Net retirement plan actuarial loss	(261)	Other operating expense
Net retirement plan prior service cost	(54)	Other operating expense
	(315)	Total before tax
	77	Tax benefit
	$(238)	Net of tax

Three Months Ended June 30, 2022
Details about Accumulated other Comprehensive Income (Loss) Components (In thousands)	Amount Reclassified from Accumulated Other Comprehensive (Loss) Income[1]	Affected Line Item in the Statement Where Net Income is Presented
Available-for-sale debt securities:
Unrealized gains and losses on available-for-sale debt securities	$0	Net (loss) gain on securities transactions
	0	Tax expense
	0	Net of tax
Employee benefit plans:
Amortization of the following[2]
Net retirement plan actuarial loss	(514)	Other operating expense
Net retirement plan prior service cost	(53)	Other operating expense
	(567)	Total before tax
	138	Tax benefit
	$(429)	Net of tax

Six Months Ended June 30, 2023
Details about Accumulated other Comprehensive Income (Loss) Components (In thousands)	Amount Reclassified from Accumulated Other Comprehensive (Loss) Income[1]	Affected Line Item in the Statement Where Net Income is Presented
Available-for-sale debt securities:
Unrealized gains and losses on available-for-sale debt securities	$(7,052)	Net (loss) gain on securities transactions
	1,727	Tax expense
	(5,325)	Net of tax
Employee benefit plans:
Amortization of the following[2]
Net retirement plan actuarial loss	(558)	Other operating expense
Net retirement plan prior service cost	(109)	Other operating expense
	(667)	Total before tax
	164	Tax benefit
	$(503)	Net of tax

Six Months Ended June 30, 2022
Details about Accumulated other Comprehensive Income (Loss) Components (In thousands)	Amount Reclassified from Accumulated Other Comprehensive (Loss) Income[1]	Affected Line Item in the Statement Where Net Income is Presented
Available-for-sale debt securities:
Unrealized gains and losses on available-for-sale debt securities	$0	Net (loss) gain on securities transactions
	0	Tax expense
	0	Net of tax
Employee benefit plans:
Amortization of the following[2]
Net retirement plan actuarial loss	(1,129)	Other operating expense
Net retirement plan prior service cost	(109)	Other operating expense
	(1,238)	Total before tax
	303	Tax benefit
	$(935)	Net of tax
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

Components of Net Periodic Benefit Cost

	Pension Benefits		Life and Health		SERP Benefits
	Three Months Ended		Three Months Ended		Three Months Ended
(In thousands)	6/30/2023	6/30/2022	6/30/2023	6/30/2022	6/30/2023	6/30/2022
Service cost	$0	$0	$1	$43	$7	$(13)
Interest cost	814	529	88	59	275	206
Expected return on plan assets	(1,195)	(1,474)	0	0	0	0
Amortization of net retirement plan actuarial loss	274	285	(13)	46	0	183
Amortization of net retirement plan prior service (credit) cost	0	0	(15)	(15)	69	68
Net periodic benefit (income) cost	$(107)	$(660)	$61	$133	$351	$444

	Pension Benefits		Life and Health		SERP Benefits
	Six Months Ended		Six Months Ended		Six Months Ended
(In thousands)	6/30/2023	6/30/2022	6/30/2023	6/30/2022	6/30/2023	6/30/2022
Service cost	$0	$0	$16	$87	$21	$39
Interest cost	1,637	992	177	111	574	407
Expected return on plan assets	(2,394)	(2,942)	0	0	0	0
Amortization of net retirement plan actuarial loss	578	608	(20)	98	0	423
Amortization of net retirement plan prior service cost (credit)	0	0	(30)	(30)	139	139
Net periodic benefit (income) cost	$(179)	$(1,342)	$143	$266	$734	$1,008

The service component of net periodic benefit cost for the Company's benefit plans is recorded as a part of salaries and wages in the consolidated statements of income. All other components are recorded as part of other operating expenses in the consolidated statements of income.

The Company realized approximately $0.5 million and $0.9 million, net of tax, as amortization of amounts previously recognized in accumulated other comprehensive (loss) income, for the six months ended June 30, 2023 and 2022, respectively.

The Company is not required to contribute to the pension plan, but it may make voluntary contributions. The Company did not contribute to the pension plan in the first six months of 2023 and 2022.

9. Other Income and Operating Expense

Other income and operating expense totals are presented in the table below. Components of these totals exceeding 1% of the aggregate of total noninterest income and total noninterest expenses for any of the periods presented below are stated separately.

	Three Months Ended		Six Months Ended
(In thousands)	6/30/2023	6/30/2022	6/30/2023	6/30/2022
Noninterest Income
Other service charges	$649	$669	$1,264	$1,296
Earnings from corporate owned life insurance	554	171	1,169	593
Net gains on the sale of loans originated for sale	27	53	65	57
Other income	373	348	1,046	771
Total other income	$1,603	$1,241	$3,544	$2,717
Noninterest Expenses
Marketing expense	$1,688	$1,456	$2,792	$2,513
Professional fees	2,124	1,719	3,928	3,325
Legal fees	635	498	1,054	708
Technology expense	3,656	3,690	7,663	7,373
FDIC insurance	779	677	1,833	1,378
Cardholder expense	1,116	1,280	2,133	2,422
Other expenses	4,470	3,709	8,534	7,330
Total other operating expense	$14,468	$13,029	$27,937	$25,049

10. Revenue Recognition

As stated in Note 1 - "Summary of Significant Accounting Policies," in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2022, the Company adopted adopted ASU No. 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers on January 1, 2022. The update relates to the previous adoption of ASC 606, "Revenue from Contracts with Customers" and all subsequent ASUs that modified ASC 606, and will be applied to future acquisitions. As there were no acquisitions during the current year, the adoption of ASU No. 2021-08 had no effect on the financial statements for the current fiscal year.

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

The following tables present noninterest income, segregated by revenue streams in-scope and out-of-scope of ASC 606, for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended
(In thousands)	06/30/2023	06/30/2022
Noninterest Income
In-scope of Topic 606:
Commissions and Fees	$7,979	$7,872
Installment Billing	(42)	(46)
Refund of Commissions	113	10
Contract Liabilities/Deferred Revenue	(295)	(266)
Contingent Commissions	917	859
Subtotal Insurance Revenues	8,672	8,429
Trust and Asset Management	3,637	3,122
Mutual Fund & Investment Income	1,041	1,474
Subtotal Investment Service Income	4,678	4,596
Service Charges on Deposit Accounts	1,640	1,756
Card Services Income	3,087	2,959
Other	325	308
Noninterest Income (in-scope of ASC 606)	18,402	18,048
Noninterest Income (out-of-scope of ASC 606)	(5,787)	896
Total Noninterest Income	$12,615	$18,944

	Six Months Ended
(In thousands)	06/30/2023	06/30/2022
Noninterest Income
In-scope of Topic 606:
Commissions and Fees	$16,495	$15,836
Installment Billing	(40)	(2)
Refund of Commissions	172	(18)
Contract Liabilities/Deferred Revenue	(298)	(267)
Contingent Commissions	1,852	2,197
Subtotal Insurance Revenues	18,181	17,746
Trust and Asset Management	7,072	6,625
Mutual Fund & Investment Income	2,115	2,888
Subtotal Investment Service Income	9,187	9,513
Service Charges on Deposit Accounts	3,386	3,535
Card Services Income	5,769	5,502
Other	674	624
Noninterest Income (in-scope of ASC 606)	37,197	36,920
Noninterest Income (out-of-scope of ASC 606)	(4,182)	2,009
Total Noninterest Income	$33,015	$38,929

Contract Balances
A contract asset balance occurs when an entity performs a service for a customer before the customer pays consideration or before payment is due, which would result in contract receivables or assets, respectively. A contract liability balance is an entity’s obligation to transfer a service to a customer for which the entity has already received payment or for which payment is due from the customer. The Company’s noninterest revenue streams, excluding some insurance commissions and fees, are largely based on transactional activity, or standard month-end revenue accruals such as asset management fees based on month-end market values. Receivables primarily consist of amounts due for insurance and wealth management services performed for which the Company's performance obligations have been fully satisfied. Receivables for the insurance and wealth management services segments amounted to $3.7 million and $2.8 million, respectively, at June 30, 2023, compared to $6.1 million and $2.5 million, respectively, at December 31, 2022. Included in those amounts are contract assets related to contingent income of $1.3 million and $2.9 million, respectively, at June 30, 2023 and December 31, 2022, and contract liabilities of $2.5 million and $1.6 million, respectively at June 30, 2023 and December 31, 2022.

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

11. Financial Guarantees

The Company currently does not issue any guarantees that would require liability recognition or disclosure, other than standby letters of credit. The Company extends standby letters of credit to its customers in the normal course of business. The standby letters of credit are generally short-term. As of June 30, 2023, the Company’s maximum potential obligation under standby letters of credit was $36.2 million compared to $35.8 million at December 31, 2022. Management uses the same credit policies to extend standby letters of credit that it uses for on-balance sheet lending decisions and may require collateral to support standby letters of credit based upon its evaluation of the counterparty. Management does not anticipate any significant losses as a result of these transactions, and has determined that the fair value of standby letters of credit is not significant.

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

Three Months Ended June 30, 2023
(In thousands)	Banking	Insurance	Wealth Management	Intercompany	Consolidated
Interest income	$71,870	$1	$0	$(1)	$71,870
Interest expense	19,975	0	0	(1)	19,974
Net interest income	51,895	1	0	0	51,896
Provision for credit loss expense	2,253	0	0	0	2,253
Noninterest income	(378)	8,798	4,736	(541)	12,615
Noninterest expense	41,385	7,201	3,922	(540)	51,968
Income before income tax expense	7,879	1,598	814	(1)	10,290
Income tax expense	1,147	437	200	0	1,784
Net Income attributable to noncontrolling interests and Tompkins Financial Corporation	6,732	1,161	614	(1)	8,506
Less: Net income attributable to noncontrolling interests	31	0	0	0	31
Net Income attributable to Tompkins Financial Corporation	$6,701	$1,161	$614	$(1)	$8,475

Depreciation and amortization	$2,652	$44	$44	$0	$2,740
Assets	7,569,195	44,640	28,896	(16,493)	7,626,238
Goodwill	64,655	19,866	8,081	0	92,602
Other intangibles, net	975	1,496	42	0	2,513
Net loans and leases	5,303,820	0	0	0	5,303,820
Deposits	6,481,556	0	(11,019)	(15,886)	6,454,651
Total Equity	565,505	35,070	35,866	0	636,441

Three Months Ended June 30, 2022
(In thousands)	Banking	Insurance	Wealth Management	Intercompany	Consolidated
Interest income	$60,953	$1	$0	$(1)	$60,953
Interest expense	2,692	0	0	(1)	2,691
Net interest income	58,261	1	0	0	58,262
Provision for credit loss expense	856	0	0	0	856
Noninterest income	6,329	8,573	4,598	(556)	18,944
Noninterest expense	39,395	6,812	3,469	(556)	49,120
Income before income tax expense	24,339	1,762	1,129	0	27,230
Income tax expense	5,465	494	370	0	6,329
Net Income attributable to noncontrolling interests and Tompkins Financial Corporation	18,874	1,268	759	0	20,901
Less: Net income attributable to noncontrolling interests	32	0	0	0	32
Net Income attributable to Tompkins Financial Corporation	$18,842	$1,268	$759	$0	$20,869

Depreciation and amortization	$2,515	$44	$36	$0	$2,595
Assets	7,786,614	47,222	26,915	(18,290)	7,842,461
Goodwill	64,500	19,866	8,081	0	92,447
Other intangibles, net	1,236	1,830	58	0	3,124
Net loans and leases	5,118,710	0	0	0	5,118,710
Deposits	6,786,754	0	(847)	(16,386)	6,769,521
Total Equity	563,994	34,860	25,464	0	624,318

Six Months Ended June 30, 2023
(In thousands)	Banking	Insurance	Wealth Management	Intercompany	Consolidated
Interest income	$141,108	$2	$0	$(2)	$141,108
Interest expense	34,968	0	0	(2)	34,966
Net interest income	106,140	2	0	0	106,142
Provision for credit loss expense	1,428	0	0	0	1,428
Noninterest income	6,321	18,433	9,357	(1,096)	33,015
Noninterest expense	81,233	14,417	7,572	(1,096)	102,126
Income before income tax expense	29,800	4,018	1,785	0	35,603
Income tax expense	6,136	1,110	439	0	7,685
Net Income attributable to noncontrolling interests and Tompkins Financial Corporation	23,664	2,908	1,346	0	27,918
Less: Net income attributable to noncontrolling interests	62	0	0	0	62
Net Income attributable to Tompkins Financial Corporation	$23,602	$2,908	$1,346	$0	$27,856

Depreciation and amortization	$5,241	$88	$89	$0	$5,418

Six Months Ended June 30, 2022
(In thousands)	Banking	Insurance	Wealth Management	Intercompany	Consolidated
Interest income	$120,129	$2	$0	$(2)	$120,129
Interest expense	5,255	0	0	(2)	5,253
Net interest income	114,874	2	0	0	114,876
Provision for credit loss expense	336	0	0	0	336
Noninterest income	12,522	18,007	9,532	(1,132)	38,929
Noninterest expense	76,584	13,314	7,193	(1,132)	95,959
Income before income tax expense	50,476	4,695	2,339	0	57,510
Income tax expense	11,630	1,310	365	0	13,305
Net Income attributable to noncontrolling interests and Tompkins Financial Corporation	38,846	3,385	1,974	0	44,205
Less: Net income attributable to noncontrolling interests	63	0	0	0	63
Net Income attributable to Tompkins Financial Corporation	$38,783	$3,385	$1,974	$0	$44,142

Depreciation and amortization	$5,093	$88	$64	$0	$5,245

13. Fair Value Measurements

FASB ASC Topic 820, Fair Value Measurements and Disclosures (ASC 820), defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. ASC 820 also establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). Transfers between levels, when determined to be appropriate, are recognized at the end of each reporting period.

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

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of June 30, 2023 and December 31, 2022, segregated by the level of valuation inputs within the fair value hierarchy used to measure fair value:

Recurring Fair Value Measurements
June 30, 2023
(In thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Assets
Available-for-sale debt securities
U.S. Treasuries	$168,094	$0	$168,094	$0
Obligations of U.S. Government sponsored entities	523,543	0	523,543	0
Obligations of U.S. states and political subdivisions	82,047	0	82,047	0
Mortgage-backed securities – residential, issued by:
U.S. Government agencies	48,942	0	48,942	0
U.S. Government sponsored entities	643,135	0	643,135	0
U.S. corporate debt securities	2,242	0	2,242	0
Total Available-for-sale debt securities	$1,468,003	$0	$1,468,003	$0

Equity securities, at fair value	$778	$0	$0	$778
Derivatives designated as hedging instruments	3,420	0	3,420	0
Liabilities
Derivatives not designated as hedging instruments	$18	$0	$18	$0

Recurring Fair Value Measurements
December 31, 2022
(In thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Assets
Available-for-sale debt securities
U.S. Treasuries	$167,251	$0	$167,251	$0
Obligations of U.S. Government sponsored entities	601,167	0	601,167	0
Obligations of U.S. states and political subdivisions	85,281	0	85,281	0
Mortgage-backed securities – residential, issued by:
U.S. Government agencies	52,668	0	52,668	0
U.S. Government sponsored entities	686,222	0	686,222	0
U.S. corporate debt securities	2,378	0	2,378	0
Total Available-for-sale debt securities	$1,594,967	$0	$1,594,967	$0

Equity securities, at fair value	$777	$0	$0	$777
Liabilities
Derivatives not designated as hedging instruments	$21	$0	$21	$0

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

The change in the fair value of equity securities valued using significant unobservable inputs (level 3), for the periods ended June 30, 2023 and December 31, 2022, was immaterial.

There were no transfers between Levels 1, 2 and 3 for the six months ended June 30, 2023.

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

Derivatives: The Company has contracted with a third party vendor to provide periodic valuations for its interest rate derivatives to determine the fair value of its interest rate contracts. The vendor utilizes standard valuation methodologies applicable to interest rate derivatives such as discounted cash flow analysis. Such valuations are based upon readily observable market data and are therefore considered Level 2 valuations by the Company.

Certain assets are measured at fair value on a nonrecurring basis. For the Company, these include loans held for sale, individually evaluated loans, and other real estate owned ("OREO"). For the three and six months ended June 30, 2023, certain individually evaluated loans were remeasured and reported at fair value through a specific valuation allowance and/or partial charge-offs for credit losses based upon the fair value of the underlying collateral. Collateral values are estimated using Level 3 inputs based upon customized discounting criteria. In addition to collateral dependent evaluated loans, certain other real estate owned were remeasured and reported at fair value based upon the fair value of the underlying collateral. The fair values of other real estate owned are estimated using Level 2 inputs based on observable market data or Level 3 inputs based on customized discounting criteria. In general, the fair values of other real estate owned are based upon appraisals, with discounts made to reflect estimated costs to sell the real estate. Upon initial recognition, fair value write-downs are taken through a charge-off to the allowance for credit losses. Subsequent fair value write-downs on other real estate owned are reported in other noninterest expense.

Three months ended June 30, 2023
(In thousands)		Fair value measurements at reporting date using:			Gain (losses) from fair value changes
Assets:	As of 06/30/2023	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Three months ended 06/30/2023
Individually evaluated loans	$8,822	$0	$0	$8,822	$0

Three months ended June 30, 2022
(In thousands)		Fair value measurements at reporting date using:			Gain (losses) from fair value changes
Assets:	As of 06/30/2022	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	06/30/2022
Individually evaluated loans	$814	$0	$0	$814	$59
Other real estate owned	33	0	33	0	0

Six months ended June 30, 2023
(In thousands)		Fair value measurements at reporting date using:			Gain (losses) from fair value changes
Assets:	As of 06/30/2023	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Six months ended 06/30/2023
Individually evaluated loans	$8,822	$0	$0	$8,822	$826
Other real estate owned	36	0	0	36	22

Six months ended June 30, 2022
(In thousands)		Fair value measurements at reporting date using:			Gain (losses) from fair value changes
Assets:	As of 06/30/2022	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Six months ended 06/30/2022
Individually evaluated loans	$1,320	$0	$0	$1,320	$59
Other real estate owned	33	0	33	0	22

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

The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments at June 30, 2023 and December 31, 2022. The carrying amounts shown in the table are included in the Consolidated Statements of Condition under the indicated captions.

Estimated Fair Value of Financial Instruments
June 30, 2023
(In thousands)	Carrying Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets:
Cash and cash equivalents	$81,614	$81,614	$81,614	$0	$0
Securities - held-to-maturity	312,369	262,444	0	262,444	0
FHLB and other stock	23,649	23,649	0	23,649	0
Accrued interest receivable	24,147	24,147	0	24,147	0
Loans/leases, net[1]	5,303,820	4,920,418	0	0	4,920,418

Financial Liabilities:

Time deposits	$770,594	$757,593	$0	$757,593	$0
Other deposits	5,684,057	5,684,057	0	5,684,057	0
Fed funds purchased and securities sold
under agreements to repurchase	50,483	50,483	0	50,483	0
Other borrowings	387,100	384,013	0	384,013	0
Accrued interest payable	2,162	2,162	0	2,162	0

Estimated Fair Value of Financial Instruments
December 31, 2022
(In thousands)	Carrying Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets:
Cash and cash equivalents	$77,837	$77,837	$77,837	$0	$0
FHLB and other stock	17,720	17,720	0	17,720	0
Accrued interest receivable	24,865	24,865	0	24,865	0
Loans/leases, net[1]	5,222,977	4,939,246	0	0	4,939,246

Financial Liabilities:

Time deposits	$631,411	$616,488	$0	$616,488	$0
Other deposits	5,970,884	5,970,884	0	5,970,884	0
Fed funds purchased and securities
sold under agreements to repurchase	56,278	56,278	0	56,278	0
Other borrowings	291,300	289,234	0	289,234	0
Accrued interest payable	1,420	1,420	0	1,420	0
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

14. Derivatives and Hedging Activities

Risk Management Objective of Using Derivatives

The Company is exposed to certain risk arising from both its business operations and economic conditions. The Company principally manages its exposures to a wide variety of business and operational risks through management of its core business activities. The Company manages economic risks, including interest rate, liquidity, and credit risk primarily by managing the amount, sources, and duration of its assets and liabilities and the use of derivative financial instruments. Specifically, the

Company enters into derivative financial instruments to manage exposures that arise from business activities that result in the receipt or payment of future known and uncertain cash amounts, the value of which are determined by interest rates. The Company’s existing credit derivatives result from participations of loan participation arrangements, therefore, are not used to manage interest rate risk in the Company’s assets or liabilities.

Fair Value Hedges of Interest Rate Risk

The Company is exposed to changes in the fair value of certain of its fixed-rate assets due to changes in benchmark interest rates. The Company uses interest rate swaps to manage its exposure to changes in fair value on these instruments attributable to changes in the designated benchmark interest rate. Interest rate swaps designated as fair value hedges involve the payment of fixed-rate amounts to a counterparty in exchange for the Company receiving variable-rate payments over the life of the agreements without the exchange of the underlying notional amount.

For derivatives designated and that qualify as fair value hedges, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in interest income.

As of June 30, 2023, the following amounts were recorded on the balance sheet related to cumulative basis adjustment for fair value hedges. As of December 31, 2022, there no balances for Fixed Rate Loans.

Line Item in the Statement of Financial Position in Which the Hedged Item is Included	Carrying Amount of the Hedged Assets/(Liabilities)	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets/(Liabilities)
	June 30, 2023	June 30, 2023
Fixed Rate Loans[1]	$146,680	$(3,320)
Total	$146,680	$(3,320)
[1] These amounts include the amortized cost basis of closed portfolios of fixed rate loans used to designate hedging relationships in which the hedged item is the stated amount of assets in the closed portfolio anticipated to be outstanding for the designated hedged period. At June 30, 2023, the amortized cost basis of the closed portfolios used in these hedging relationships was $795.6 million; the cumulative basis adjustments associated with these hedging relationships was $3.3 million; and the amounts of the designated hedged items were $150 million.

Non-designated Hedges

The Company’s existing credit derivatives result from participations in interest rate swaps provided by external lenders as part of loan participation arrangements, therefore, are not used to manage interest rate risk in the Company’s assets or liabilities. Derivatives not designated as hedges are not speculative and result from a service the Company provides to certain lenders which participate in loans.

Tabular Disclosure of Fair Values of Derivative Instruments on the Consolidated Statements of Condition

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the consolidated statements of condition as of June 30, 2023 and December 31, 2022. The Company began entering into derivative transactions in the second quarter of 2022. Amounts below are presented on a net basis in accordance with applicable accounting guidance.

Derivative Assets
	June 30, 2023
	Notional	Balance Sheet	Fair
(In thousands)	Amount	Location	Value*
Derivatives designated as hedging instruments
Interest Rate Products	$150,000	Other Assets	$3,420
Total derivatives designated as hedging instruments			$3,420
*The Fair Value reported for June 30, 2023 includes $121,000 of accrued interest receivable.

Derivative Assets
	December 31, 2022
	Notional	Balance Sheet	Fair
(In thousands)	Amount	Location	Value
Derivatives designated as hedging instruments
Interest Rate Products	$0	Other Assets	$0
Total derivatives designated as hedging instruments			$0

Derivative Liabilities
	June 30, 2023
	Notional	Balance Sheet	Fair
(In thousands)	Amount	Location	Value
Derivatives not designated as hedging instruments
Risk Participation Agreement	$7,499	Other Liabilities	$18
Total derivatives not designated as hedging instruments			$18

Derivative Liabilities
	December 31, 2022
	Notional	Balance Sheet	Fair
(In thousands)	Amount	Location	Value
Derivatives not designated as hedging instruments
Risk Participation Agreement	$7,499	Other Liabilities	$21
Total derivatives not designated as hedging instruments			$21

Tabular Disclosure of the Effect of Fair Value and Cash Flow Hedge Accounting on the Consolidated Statements of Income

The table below presents the effect of the Company’s derivative financial instruments on the consolidated statements of income as of June 30, 2023:

The Effect of Fair Value and Cash Flow Hedge Accounting on the Statement of Financial Performance
	Location of Gain or (Loss) Recognized in Income on Derivative
	Three Months Ended June 30, 2023	Three Months Ended June 30, 2022
(In thousands)	Interest Income
Total amounts of income and expense line items presented in the statement of financial performance in which the effects of fair value or cash flow hedges are recorded	$305	$0
The effects of fair value and cash flow hedging:
Gain or (loss) on fair value hedging relationships in Subtopic 815-20
Interest contracts
Hedged items	(3,320)	0
Derivatives designated as hedging instruments	3,625	0

The Effect of Fair Value and Cash Flow Hedge Accounting on the Statement of Financial Performance
	Location of Gain or (Loss) Recognized in Income on Derivative
	Six Months Ended June 30, 2023	Six Months Ended June 30, 2022
(In thousands)	Interest Income
Total amounts of income and expense line items presented in the statement of financial performance in which the effects of fair value or cash flow hedges are recorded	$305	$0
The effects of fair value and cash flow hedging:
Gain or (loss) on fair value hedging relationships in Subtopic 815-20
Interest contracts
Hedged items	(3,320)	0
Derivatives designated as hedging instruments	3,625	0

Tabular Disclosure of the Effect of Derivatives Not Designated as Hedging Instruments on the Income Statement

The table below presents the effect of the Company’s derivative financial instruments that are not designated as hedging instruments on the consolidated statements of income for the three and six months ended June 30, 2023:

Effect of Derivatives Not Designated as Hedging Instruments on the Statement of Financial Performance
Derivatives Not Designated as Hedging Instruments under Subtopic 815-20	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
		Three Months Ended
(In thousands)		June 30, 2023	June 30, 2022

Risk Participation Agreement	Other income / (expense)	$8	$41
Total		$8	$41

Effect of Derivatives Not Designated as Hedging Instruments on the Statement of Financial Performance
Derivatives Not Designated as Hedging Instruments under Subtopic 815-20	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
		Six Months Ended
(In thousands)		June 30, 2023	June 30, 2022

Risk Participation Agreement	Other income / (expense)	$2	$41
Total		$2	$41

Credit-risk-related Contingent Features

Applicable for OTC derivatives with dealers

The Company has agreements with each of its derivative counterparties that contain a provision where if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the company could also be declared in default on its derivative obligations.

As of June 30, 2023, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $0. As of June 30, 2023, the Company has not posted any collateral related to these agreements. The interest rate hedge counterparty has posted $3.5 million of collateral in proportion to potential losses in the derivative position.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

BUSINESS

Tompkins Financial Corporation ("Tompkins" or the "Company") is headquartered in Ithaca, New York and is registered as a Financial Holding Company with the Federal Reserve Board under the Bank Holding Company Act of 1956, as amended. The Company is a locally oriented, community-based financial services organization that offers a full array of products and services, including commercial and consumer banking, leasing, trust and investment management, financial planning and wealth management, and insurance services. At June 30, 2023, the Company had one wholly-owned banking subsidiary, Tompkins Community Bank. Tompkins Community Bank provides a full array of wealth management services under the Tompkins Financial Advisors brand, including investment management, trust and estate, financial and tax planning as well as life, disability and long-term care insurance services. The Company also has a wholly-owned insurance agency subsidiary, Tompkins Insurance Agencies, Inc. ("Tompkins Insurance"). The Company’s principal offices are located at 118 E. Seneca Street, P.O. Box 460, Ithaca, NY, 14850, and its telephone number is (888) 503-5753. The Company’s common stock is traded on the NYSE American under the Symbol "TMP."

The Tompkins' strategy centers around our core values and a commitment to delivering long-term value to our clients, communities, and shareholders. A key strategic initiative for the Company is a focus on responsible and sustainable growth, including initiatives to grow organically through our current businesses, as well as through possible acquisitions of financial institutions, branches, and financial services businesses. As such, the Company has acquired, and from time to time considers acquiring, banks, thrift institutions, branch offices of banks or thrift institutions, or other businesses that would complement the Company’s business or its geographic reach. The Company generally targets merger or acquisition partners that are culturally similar and have experienced management and possess either significant market presence or have potential for improved profitability through financial management, economies of scale and expanded services.

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

OTHER IMPORTANT INFORMATION

The following discussion is intended to provide an understanding of the consolidated financial condition and results of operations of the Company for the three and six months ended June 30, 2023. It should be read in conjunction with the Company’s Audited Consolidated Financial Statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, and the Unaudited Consolidated Financial Statements and notes thereto included in Part I of this Quarterly Report on Form 10-Q.

This Report may include comparisons of the Company’s performance to that of a peer group, which is comprised of the group of 176 domestic bank holding companies with $3 billion to $10 billion in total assets as defined in the Federal Reserve’s "Bank Holding Company Performance Report" for March 31, 2023 (the most recent report available). Although the peer group data is presented based upon financial information that is one fiscal quarter behind the financial information included in this report, the Company believes that it is relevant to include certain peer group information for comparison to current quarter numbers.

Forward-Looking Statements
This Quarterly Report on Form 10-Q contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The statements contained in this Report that are not statements of historical fact may include forward-looking statements that involve a number of risks and uncertainties. Forward-looking statements may be identified by use of such words as "may", "will", "estimate", "intend", "continue", "believe", "expect", "plan", or "anticipate", and other similar words. Examples of forward-looking statements may include statements regarding the asset quality of the Company's loan portfolios; the level of the Company's allowance for credit losses; whether, when and how borrowers will repay deferred amounts and resume scheduled payments; the sufficiency of liquidity sources; the Company's exposure to changes in interest rates, and to new, changed, or extended government/regulatory expectations; the need to sell securities before recovery of amortized cost; the impact of changes in accounting standards; and trends, plans, prospects, growth and strategies. Forward-looking statements are made based on management’s expectations and beliefs concerning future events impacting the Company and are subject to certain uncertainties and factors relating to the Company’s operations and economic environment, all of which are difficult to predict and many of which are beyond the control of the Company, that could cause actual results of the Company to differ materially from those expressed and/or implied by forward-looking statements and historical performance. The following factors, in addition to those listed as Risk Factors in Item 1A of the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2023 and our Annual Report on Form 10-K for the year ended December 31, 2022, are among those that could cause actual results to differ materially from the forward-looking statements and historical performance: changes in general economic, market and regulatory conditions; our ability to attract and retain deposits and other sources of liquidity; GDP growth and inflation trends; the impact of the interest rate and inflationary environment on the Company' business, financial condition and results of operations; other income or cash flow anticipated from the Company's operations, investment and/or lending activities; changes in laws and regulations affecting banks, bank holding companies and/or financial holding companies, such as state and local government mandates, the Dodd-Frank Act and Basel III and the Economic Growth, Regulatory Relief, and Consumer Protection Act; the impact of any change in the FDIC insurance assessment rate or the rules and regulations related to the calculation of the FDIC insurance assessment amount; technological developments and changes; cybersecurity incidents and threats, the ability to continue to introduce competitive new products and services on a timely, cost-

effective basis; governmental and public policy changes, including environmental regulation; reliance on large customers; the ability to access financial resources in the amounts, at the times and on the terms required to support the Company's future businesses; and the impact of national and global events, including the response to recent bank failures, the war in Ukraine, widespread protests, civil unrest, political uncertainty, and pandemics or other public health crises, including the COVID-19 pandemic on the economy.

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

Recent Events

During the first half of 2023, the banking industry experienced significant volatility with the recent high-profile bank failures, which resulted in industry wide concerns related to liquidity, deposit outflows, unrealized securities losses and eroding consumer confidence in the banking system. In response to these developments, the Company took a number of preemptive actions in the first quarter, which included proactive outreach to clients and actions to maximize its funding sources such as establishing the ability to borrow through the newly established Federal Reserve borrowing program called the Bank Term Funding Program. The Company maintains ready access liquidity of $1.7 billion through its membership with the FHLB and FRB. The Company’s total deposits of $6.5 billion at June 30, 2023 were down $54.4 million or 0.8% from March 31, 2023, reflecting minimal deposit outflow. At June 30, 2023, the Company estimates total uninsured deposits of $2.8 billion. These uninsured deposit balances of $2.8 billion at June 30, 2023 include $1.1 billion of collateralized government deposits and $1.8 billion of uninsured deposits without liquid collateral pledged. Total insured deposits and collateralized government deposits represent 73.6% of the Company's total FDIC insurance eligible deposits at June 30, 2023. Furthermore, the Company’s regulatory capital ratios at June 30, 2023, were up over December 31, 2022. At June 30, 2023, Tier 1 leverage and Total Capital ratios were 9.57% and 14.48%, respectively, compared to 9.34% and 14.42% at December 31, 2022.

RESULTS OF OPERATIONS

Performance Summary
Net income for the second quarter of 2023 was $8.5 million or $0.59 diluted earnings per share, compared to $20.9 million or $1.45 diluted earnings per share for the same period in 2022. Net income for the first six months of 2023 was $27.9 million or $1.94 diluted earnings per share compared to $44.1 million or $3.05 diluted earnings per share for the first six months of 2022. Net income for the three and six months ended June 30, 2023 was down $12.4 million or 59.4% and $16.3 million or 36.9%, respectively, when compared to the same periods in 2022. The decrease in net income for both the three and six month periods was primarily due to the increase in interest rates on interest-bearing liabilities outpacing increases on interest earning asset yields, and the sale of $80.9 million of available-for-sale securities at a pre-tax loss of $7.1 million. The sale of the available-for-sale securities at a loss was undertaken for general investment portfolio and interest rate risk management. The proceeds of the sale were redeployed to invest in higher yielding available-for-sale securities, and to pay down approximately $65.0 million of overnight borrowings with the FHLB.

Return on average assets ("ROA") for the quarter ended June 30, 2023 was 0.45%, compared to 1.07% for the quarter ended June 30, 2022. Return on average shareholders’ equity ("ROE") for the second quarter of 2023 was 5.22%, compared to 13.09% for the same period in 2022. For the year-to-date period ended June 30, 2023, ROA and ROE totaled 0.74% and 8.76%, respectively, compared to 1.13% and 13.17%, for the same period in 2022.

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

Banking Segment
The banking segment reported net income of $6.7 million for the second quarter of 2023, a decrease of $12.1 million or 64.4% from net income of $18.8 million for the same period in 2022. For the six months ended June 30, 2023, the banking segment reported net income of $23.6 million, a decrease of $15.2 million or 39.1% from the same period in 2022. The decrease in net income for the three and six month periods ended June 30, 2023 compared to the same periods in 2022 was due to lower net interest income; lower noninterest income, which included a pre-tax loss of $7.1 million on the sale of $80.9 million of available-for-sale securities; higher operating expenses; and an increase in provision for credit losses expense.

Net interest income of $51.9 million for the second quarter of 2023 was down $6.4 million or 10.9% from the same period in 2022. For the six months ended June 30, 2023, net interest income of $106.1 million was down $8.7 million or 7.6% compared to the first six months of 2022. The decrease in net interest income and net interest margin in the current quarter compared to both prior periods was due primarily to the increase in interest rates on interest-bearing liabilities outpacing increases on interest earning asset yields due to the higher interest rate environment.

The provision for credit losses was $2.3 million for the three months ended June 30, 2023, compared to $856,000 for the same period in 2022. For the six month period ended June 30, 2023, the provision for credit losses was $1.4 million compared to $336,000 for the same period in 2022. The increase in provision for credit losses for both the three and six month periods is mainly driven by weaker economic forecasts, loan growth and additional reserves for individually evaluated loans. For additional information, see the section titled "The Allowance for Credit Losses" below.

Noninterest income was a loss of $378,000 for the three months ended June 30, 2023, which was down $6.7 million or 106.0% compared to the same period in 2022. For the six months ended June 30, 2023, noninterest income of $6.3 million was down $6.2 million or 49.5% compared to the six months ended June 30, 2022. The decrease was mainly driven by the pre-tax loss on the sale of securities of $7.1 million and lower service charges on deposit accounts, which were down $116,000 and $149,000, respectively, for the three and six months ended June 30, 2023, compared to the same periods in 2022. These were partially offset by cardholder service fees and income on bank owned life insurance being up $128,000 and $383,000 over the second quarter of 2022 and $267,000 and $576,000 over the first six months of 2022, respectively.

Noninterest expense of $41.4 million and $81.2 million for the three and six months ended June 30, 2023, respectively, was up $2.0 million or 5.1% and $4.6 million or 6.1%, respectively, over the same periods in 2022. The main driver for the increase in noninterest expenses was the annual merit increases in salaries and wages. Included in the quarter and year-to-date increases in 2023 were professional fees (up $355,000 and $546,000) and the non-service component of post-retirement compensation (up $395,000 and $815,000, respectively).

Insurance Segment
The insurance segment reported net income of $1.2 million for the three months ended June 30, 2023, which was down $107,000 or 8.4% compared to the second quarter of 2022. Total noninterest revenue was up $225,000 or 2.6% for the second quarter of 2023 compared to the same quarter in the prior year, primarily due to growth in both personal lines and employee benefits. The growth in personal lines commission revenue is attributed to new business, growth within the existing client base and premium increases related to change in general market conditions.

For the six months ended June 30, 2023, net income was down $477,000 or 14.1% compared to the same period in the prior year. Total revenue for the year-to-date period ended June 30, 2023, was up $426,000 or 2.4% compared to the same period last year. The increase in revenues for the six months ended June 30, 2023 compared to the prior year is mainly due to growth in overall commission revenue of $451,000 or 2.5%, with increases in personal lines (up 8.0%), commercial lines (up 1.9%), and employee benefit expense (up 4.1%) and driven by new business along with rate increases related to current market conditions.

Noninterest expenses for the three months ended June 30, 2023 were up $389,000 or 5.7% compared to the three months ended June 30, 2022. Year-to-date noninterest expenses were up $1.1 million or 8.3% compared to the six months ended June 30, 2022. The increase in noninterest expenses for the three and six months ended June 30, 2023 was mainly in salaries and wages, reflecting annual merit increases, incentive commissions related to new business and growth in revenues, and employee benefits, including increases in health insurance.

Wealth Management Segment
The wealth management segment reported net income of $614,000 for the three months ended June 30, 2023, which was down $145,000 or 19.1% compared to the second quarter of 2022. Revenue for the second quarter of 2023 was up $138,000 or 3.0% compared to the same period last year, primarily due to favorable market conditions during the second quarter of 2023, which contributed to an increase in assets under management. Total expense for the second quarter of 2023 was up $453,000 or 13.1% compared to the second quarter of 2022, which was primarily attributable to an increase in salaries and wages and benefits as well as professional fees, largely related to employee recruiting fees.

For the six months ended June 30, 2023, net income of $1.3 million was down $628,000 or 31.8% compared to the same period in the prior year. Total revenue for the year-to-date period ended June 30, 2023 was down $175,000 or 1.8% as compared to the prior year period. Noninterest expense for the six months ended June 30, 2023 was up $379,000 or 5.3% as compared to the prior year period, mainly in professional fees and salaries and wages and benefits.

Net Interest Income
The following tables show average interest-earning assets and interest-bearing liabilities, and the corresponding yield or cost associated with prior quarter of 2023 and for each of the three and six month periods ended June 30, 2023 and 2022:

Average Consolidated Statements of Condition and Net Interest Analysis (Unaudited)
	Quarter Ended			Quarter Ended
	June 30, 2023			March 31, 2023
	Average			Average
	Balance		Average	Balance		Average
(Dollar amounts in thousands)	(QTD)	Interest	Yield/Rate	(QTD)	Interest	Yield/Rate
ASSETS
Interest-earning assets
Interest-bearing balances due from banks	$13,585	$183	5.40%	$12,733	$139	4.42%
Securities (1)
U.S. Government securities	1,972,719	7,304	1.49%	2,033,307	7,424	1.48%
State and municipal (2)	92,194	590	2.57%	93,201	599	2.60%
Other securities (2)	3,288	56	6.86%	3,284	53	6.55%
Total securities	2,068,201	7,950	1.54%	2,129,792	8,076	1.54%
FHLBNY and FRB stock	23,211	323	5.59%	16,750	300	7.26%
Total loans and leases, net of unearned income (2)(3)	5,304,717	63,709	4.82%	5,251,278	61,034	4.71%
Total interest-earning assets	7,409,714	72,165	3.91%	7,410,553	69,549	3.81%
Other assets	226,086			223,240
Total assets	$7,635,800			$7,633,793
LIABILITIES & EQUITY
Deposits
Interest-bearing deposits
Interest bearing checking, savings, & money market	3,701,229	10,590	1.15%	3,833,566	8,641	0.91%
Time deposits	745,970	5,055	2.72%	673,871	3,541	2.13%
Total interest-bearing deposits	4,447,199	15,645	1.41%	4,507,437	12,182	1.10%
Federal funds purchased & securities sold under agreements to repurchase	56,083	15	0.11%	57,523	14	0.10%
Other borrowings	379,744	4,314	4.56%	269,752	2,796	4.20%
Total interest-bearing liabilities	4,883,026	19,974	1.64%	4,834,712	14,992	1.26%
Noninterest bearing deposits	2,004,560			2,065,701
Accrued expenses and other liabilities	97,660			102,172
Total liabilities	6,985,246			7,002,585
Tompkins Financial Corporation Shareholders’ equity	649,097			629,784
Noncontrolling interest	1,457			1,424
Total equity	650,554			631,208

Total liabilities and equity	$7,635,800			$7,633,793
Interest rate spread			2.27%			2.55%
Net interest income/margin on earning assets		52,191	2.83%		54,557	2.99%

Tax Equivalent Adjustment		(295)			(311)
Net interest income per consolidated financial statements		$51,896			$54,246

Average Consolidated Statements of Condition and Net Interest Analysis (Unaudited)
	Quarter Ended			Quarter Ended
	June 30, 2023			June 30, 2022
	Average			Average
	Balance		Average	Balance		Average
(Dollar amounts in thousands)	(QTD)	Interest	Yield/Rate	(QTD)	Interest	Yield/Rate
ASSETS
Interest-earning assets
Interest-bearing balances due from banks	$13,585	$183	5.40%	$88,094	$64	0.29%
Securities (1)
U.S. Government securities	1,972,719	7,304	1.49%	2,305,102	7,746	1.35%
State and municipal (2)	92,194	590	2.57%	97,481	619	2.55%
Other securities (2)	3,288	56	6.86%	3,337	28	3.40%
Total securities	2,068,201	7,950	1.54%	2,405,920	8,393	1.40%
FHLBNY and FRB stock	23,211	323	5.59%	12,234	120	3.92%
Total loans and leases, net of unearned income (2)(3)	5,304,717	63,709	4.82%	5,115,340	52,733	4.14%
Total interest-earning assets	7,409,714	72,165	3.91%	7,621,588	61,310	3.23%
Other assets	226,086			209,057
Total assets	$7,635,800			$7,830,645
LIABILITIES & EQUITY
Deposits
Interest-bearing deposits
Interest bearing checking, savings, & money market	3,701,229	10,590	1.15%	4,073,279	890	0.09%
Time deposits	745,970	5,055	2.72%	603,791	1,157	0.77%
Total interest-bearing deposits	4,447,199	15,645	1.41%	4,677,070	2,047	0.18%
Federal funds purchased & securities sold under agreements to repurchase	56,083	15	0.11%	54,885	15	0.11%
Other borrowings	379,744	4,314	4.56%	169,390	629	1.49%
Total interest-bearing liabilities	4,883,026	19,974	1.64%	4,901,345	2,691	0.22%
Noninterest bearing deposits	2,004,560			2,189,132
Accrued expenses and other liabilities	97,660			100,813
Total liabilities	6,985,246			7,191,290
Tompkins Financial Corporation Shareholders’ equity	649,097			637,896
Noncontrolling interest	1,457			1,459
Total equity	650,554			639,355

Total liabilities and equity	$7,635,800			$7,830,645
Interest rate spread			2.27%			3.01%
Net interest income/margin on earning assets		52,191	2.83%		58,619	3.09%

Tax Equivalent Adjustment		(295)			(357)
Net interest income per consolidated financial statements		$51,896			$58,262

Average Consolidated Statements of Condition and Net Interest Analysis (Unaudited)
	Year to Date Period Ended			Year to Date Period Ended
	June 30, 2023			June 30, 2022
	Average			Average
	Balance		Average	Balance		Average
(Dollar amounts in thousands)	(YTD)	Interest	Yield/Rate	(YTD)	Interest	Yield/Rate
ASSETS
Interest-earning assets
Interest-bearing balances due from banks	$13,161	$322	4.93%	$110,984	$105	0.19%
Securities (1)
U.S. Government securities	2,002,846	14,728	1.48%	2,299,389	15,108	1.32%
State and municipal (2)	92,695	1,188	2.58%	99,602	1,267	2.57%
Other securities (2)	3,286	110	6.70%	3,363	51	3.06%
Total securities	2,098,827	16,026	1.54%	2,402,354	16,426	1.38%
FHLBNY and FRB stock	19,998	623	6.29%	11,172	225	4.06%
Total loans and leases, net of unearned income (2)(3)	5,278,145	124,744	4.77%	5,085,808	104,088	4.13%
Total interest-earning assets	7,410,131	141,715	3.86%	7,610,318	120,844	3.20%
Other assets	224,671			259,809
Total assets	$7,634,802			$7,870,127
LIABILITIES & EQUITY
Deposits
Interest-bearing deposits
Interest bearing checking, savings, & money market	3,767,032	19,230	1.03%	4,116,870	1,638	0.08%
Time deposits	710,119	8,596	2.44%	617,616	2,455	0.80%
Total interest-bearing deposits	4,477,151	27,826	1.25%	4,734,486	4,093	0.17%
Federal funds purchased & securities sold under agreements to repurchase	56,799	29	0.10%	59,536	31	0.11%
Other borrowings	325,052	7,111	4.41%	147,466	1,129	1.54%
Total interest-bearing liabilities	4,859,002	34,966	1.45%	4,941,488	5,253	0.21%
Noninterest bearing deposits	2,034,961			2,149,201
Accrued expenses and other liabilities	99,905			103,451
Total liabilities	6,993,868			7,194,140
Tompkins Financial Corporation Shareholders’ equity	639,494			674,545
Noncontrolling interest	1,440			1,442
Total equity	640,934			675,987

Total liabilities and equity	$7,634,802			$7,870,127
Interest rate spread			2.41%			2.99%
Net interest income/margin on earning assets		106,749	2.90%		115,591	3.06%

Tax Equivalent Adjustment		(607)			(715)
Net interest income per consolidated financial statements		$106,142			$114,876
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

Net Interest Income
Net interest income is the Company’s largest source of revenue, representing 80.4% and 76.3%, respectively, of total revenues for the three and six months ended June 30, 2023, compared to 75.5% and 74.7% for the same periods in 2022. Net interest income is dependent on the volume and composition of interest earning assets and interest-bearing liabilities and the level of market interest rates. The above table shows average interest-earning assets and interest-bearing liabilities, and the corresponding yield or cost associated with each.

Net interest income for the three months and six months ended June 30, 2023, was down $6.4 million or 10.9%, and $8.7 million or 7.6%, respectively, from the same periods in 2022. The decrease was primarily due to higher funding costs and a decrease in average earnings assets, partially offset by an increase in the average yield on interest-earning assets in 2023 over 2022.

Net interest margin for the three months ended June 30, 2023 was 2.83% compared to 3.09% for the same period in 2022. Net interest margin for the six months ended June 30, 2023 was 2.90% compared to 3.06% for the same period in 2022. The decrease in net interest margin for the three and six months ended June 30, 2023 compared to the same periods in 2022 was due to increases in interest rates on interest-bearing liabilities outpacing increases on interest earning asset yields due to the higher interest rate environment, as well as increases in higher rate borrowings due to lower deposit balances.

The quarterly net interest margin for the second quarter of 2023 was 2.83%, down from a net interest margin of 2.99% for the first quarter of 2023. The decrease in net interest margin was driven mainly by higher funding costs during the second quarter as a result of higher average rates paid on interest-bearing deposits and borrowings exceeding the growth in average asset yields. The average cost of interest-bearing liabilities for the second quarter of 2023 was 1.64% compared to 1.26% for the first quarter of 2023, while the average yield on interest earning assets was 3.91% and 3.81% for the same two periods. Average interest-bearing deposit balances for the second quarter of 2023 were down $60.2 million or 1.3%, while other borrowings were up $110.0 million or 40.8%, compared to the first quarter of 2023.

Interest income for the three and six months ended June 30, 2023 was $72.2 million and $141.7 million, up 17.7% and 17.3%, respectively, compared to the same periods in 2022. The growth in the three and six month periods was mainly driven by higher interest earning asset yields due to the higher interest rate environment. The three and six months ended June 30, 2023 average yield on interest-earning assets increased 68 and 66 basis points, respectively, while average interest earning assets decreased $211.9 million or 2.8% and $200.2 million or 2.6%, respectively, compared to the same period in 2022. The increase in interest income was mainly in interest and fees on loans, driven by higher yields and higher average balances for the three and six months ended June 30, 2023, compared to the same periods in 2022. The three and six months ended June 30, 2023 average loan balances for the second quarter of 2023 were up $189.4 million or 3.7% and $192.3 million or 3.8% from the same periods of 2022. The average yield on loans for the three and six months ended June 30, 2023, of 4.82% and 4.77% was up 68 and 64 basis points from the same periods in 2022. For the three and six months ended June 30, 2023, average balances for securities were down $337.7 million or 14.0% and $303.5 million or 12.63%, respectively, over the same periods in 2022, while the average yield on securities of 1.54% for the three and six months ended June 30, 2023, was up 14 and 16 basis points, respectively, over the same periods in 2022. During the second quarter of 2023, the Company sold $80.9 million of available-for-sale securities, which had an average yield of 0.48%, and a remaining average life of 2.3 years. Approximately $15.0 million of the proceeds from the sale were reinvested in available-for-sale securities with an average yield of approximately 4.86%, while the remaining proceeds were used to pay down approximately $65.0 million of overnight borrowings with the FHLB.

Interest expense for the three months ended June 30, 2023, increased $17.3 million or 642.3%, and increased $29.7 million or 565.6% for the six month period ended June 30, 2023 compared to the same periods in 2022. The average cost of interest-bearing deposits for the three and six months ended June 30, 2023 was 1.41% and 1.25%, respectively, up 123 and 108 basis points, respectively, compared to the same periods in 2022. Average interest-bearing deposits for the three and six months ended June 30, 2023, were down $230.0 million or 4.9% and $257.3 million or 5.4%, respectively, from the same three and six months period in 2022. Average noninterest bearing deposits were down $184.6 million or 8.4% for the three months ended June 30, 2023 when compared to the second quarter of 2022, and for the six months ended June 30, 2023 were down $114.2 million or 5.3% compared to the same period in 2022. Average other borrowings for the three and six months ended June 30, 2023 were up $210.4 million or 124.2%, and up $177.6 million or 120.4%, respectively, compared to the same periods in 2022.

Provision for Credit Losses
The provision for credit losses represents management’s estimate of the amount necessary to maintain the allowance for credit losses ("ACL") at an appropriate level. Provision for credit losses in the second quarter of 2023 was $2.3 million compared to $856,000 for the second quarter of 2022. Provision for credit losses for the six months ended June 30, 2023 was $1.4 million compared to $336,000 for the same period in 2022. The provision for credit losses for the three and six months ended June 30, 2023 and 2022 included a credit to provision expense of $166,000 and expense of $189,000, respectively, related to off-balance sheet credit exposures compared to a provision of $76,000 and $290,000, respectively, for the same periods in 2022. The increase in provision for credit losses for both the three and six month periods is mainly driven by weaker economic forecasts, loan growth, and changes in asset quality. The section captioned "Financial Condition – The Allowance for Credit Losses" below has further details on the allowance for credit losses and asset quality metrics.

Noninterest Income
Noninterest income was $12.6 million and $33.0 million for the three and six months ended June 30, 2023, which were down $6.3 million and $5.9 million, respectively, from the same periods in 2022. Noninterest income for the three and six months ended June 30, 2023 includes a pre-tax loss of $7.1 million on sale of available-for-sale securities. Noninterest income represented 19.6% of total revenue for the second quarter of 2023 and 23.7% for the six months ended June 30, 2023, compared to 24.5% and 25.3%, respectively, for the same periods in 2022.

Insurance commissions and fees, the largest component of noninterest income, were $8.7 million for the second quarter of 2023, an increase of 2.9% from the same period for the prior year. The increase in insurance commissions and fees in the second quarter of 2023 over the same period in 2022 was mainly life and health insurance and defined benefit plan commissions which grew by 9.2% and 7.5%, respectively. For the first six months of 2023, insurance commissions and fees were up $435,000 or 2.5% compared to the same period in 2022. The increase in revenues for the six months ended June 30, 2023 compared to the prior year period was primarily due to growth in personal lines revenue, which was up 8.2%, attributable to new business, growth within the existing client base and premium increases related to change in general market conditions.

Wealth management fees of $4.7 million in the second quarter of 2023 were up $82,000 or 1.8% compared to the second quarter of 2022. For the first six months of 2023, wealth management fees were down $326,000 or 3.4% compared to the same period in 2022. Wealth management fees include trust services, financial planning, wealth management services, and brokerage related services. The fair value of assets managed by, or in custody of, Tompkins was $3.1 billion at June 30, 2023, up from $2.8 billion at June 30, 2022. The increase in assets from prior year was mainly a result of stronger market performance, in comparison to declining markets experienced during the second quarter of 2022.

Service charges on deposit accounts of $1.6 million and $3.4 million for the three and six months ended June 30, 2023 were down $116,000 or 6.6% and $149,000 or 4.2%, respectively, over the same periods in 2022, mainly due to lower net overdraft fees.

Card services income in the second quarter of 2023 was up $128,000 or 4.3% over the same three month period end in 2022, and up $267,000 or 4.9% for the six months ended June 30, 2023 compared to the same period in 2022.

Other income of $1.6 million in the second quarter of 2023 was up $362,000 or 29.2% compared to the same period in 2022. For the first six months of 2023, other income of $3.5 million was up $827,000 or 30.4% compared to the same period in 2022. The increase for the three and six months ended June 30, 2023 compared to the same periods in 2022 was mainly due to higher earnings on bank owned life insurance. Earnings on bank owned life insurance were up $383,000 and $576,000, respectively, as certain separate account policies in 2022 were unfavorably impacted by decreases in the market value of the underlying assets.

Noninterest Expense
Noninterest expense of $52.0 million for the second quarter of 2023 and $102.1 million for the first six months of 2023 was up 5.8%, and 6.4%, respectively, compared to the same periods in 2022.

Expenses associated with compensation and benefits comprise the largest component of noninterest expense, representing 61.5% and 61.9% of total noninterest expense for the three and six months ended June 30, 2023. Salaries and wages expense for the three and six months ended June 30, 2023, respectively, increased by 941,000 or 3.9%, and $2.2 million or 4.6%, respectively, compared to the same periods in 2022. The increases were mainly due to normal merit increases. Employee benefits for the three and six months ended June 30, 2023 increased by $306,000 or 4.8% and $1.3 million or 10.3%, respectively. The increase is mainly as a result of higher health care expense.

Other expense categories, not related to compensation and benefits, for the three and six months ended June 30, 2023 were up $1.6 million or 8.7%, and up $2.7 million or 7.6%, respectively from the prior year periods. Contributing to the growth in these expenses for the three and six months ended June 30, 2023, compared to the same periods in 2022 were the following: other losses, up $517,000 or 461.6% and $439,000 or 155.7%, respectively, mainly due to recent fraud related to Home Equity Lines of Credit ("HELOC") products; expenses related to the Company’s retirement plans, up $411,000 or 360.5% and $854,000 or 442.5%, respectively; professional fees, up $405,000 or 23.5% and $603,000 or 18.1%, respectively, marketing expenses, up $232,000 or 15.9% and $279,000 or 11.1%, respectively, FDIC insurance, up $102,000 or 15.1% and $455,000 or 33.0%, respectively; and travel and meetings expenses, up $160,000 or 50.6% and $329,000 or 67.4%, respectively.

Income Tax Expense
The provision for income taxes was $1.8 million for an effective rate of 17.3% for the second quarter of 2023, compared to tax expense of $6.3 million and an effective rate of 23.2% for the same quarter in 2022. For the first six months of 2023, the provision for income taxes was $7.7 million for an effective rate of 21.6% compared to tax expense of $13.3 million and an effective rate of 23.1% for the same period in 2022. The effective rates differ from the U.S. and state statutory rates primarily due to the effect of tax-exempt income from loans, securities and life insurance assets, and the income tax effects associated with stock based compensation. The decrease in the effective tax rate for the three and six months ended June 30, 2023, compared to the same periods in 2022 is largely due to the anticipated retention of certain New York State tax benefits.

The Company's banking subsidiary has an investment in a real estate investment trust that provides certain benefits on its New York State tax return for qualifying entities. A condition to claim the benefit is that the consolidated company has qualified average assets of no more than $8.0 billion for the taxable year. Based on current estimates of average assets during 2023, the Company expects to retain the benefits in 2023.

FINANCIAL CONDITION

Total assets were $7.6 billion at June 30, 2023, down $44.4 million or 0.6% from December 31, 2022. The decrease in total assets from year-end 2022 was mainly due to a decrease in available-for-sale securities, partially offset by an increase in the loan portfolio, compared to December 31, 2022. Total securities were $1.8 billion at June 30, 2023, down $126.9 million or 6.7% compared to the $1.9 billion reported at year-end 2022. The decrease was mainly due to the sale of $80.9 million of available-for-sale securities during the second quarter of 2023. Total loans were up $83.5 million or 1.6% over year-end 2022. Total deposits at June 30, 2023 were down $147.6 million or 2.2% from December 31, 2022. Other borrowings at June 30, 2023 increased $95.8 million or 32.9% from December 31, 2022, as loan growth outpaced deposit growth.

Securities
As of June 30, 2023, the Company’s securities portfolio was $1.8 billion or 23.4% of total assets, compared to $1.9 billion or 24.9% of total assets at year end 2022. The following table details the composition of the securities portfolio:

Available-for-Sale Debt Securities
	June 30, 2023		December 31, 2022
(In thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
U.S. Treasuries	$190,275	$168,094	$190,170	$167,251
Obligations of U.S. Government sponsored entities	592,694	523,543	681,192	601,167
Obligations of U.S. states and political subdivisions	90,330	82,047	93,599	85,281
Mortgage-backed securities - residential, issued by
U.S. Government agencies	54,852	48,942	58,727	52,668
U.S. Government sponsored entities	757,400	643,135	805,603	686,222
U.S. corporate debt securities	2,500	2,242	2,500	2,378
Total available-for-sale debt securities	$1,688,051	$1,468,003	$1,831,791	$1,594,967

Held-to-Maturity Debt Securities
	June 30, 2023		December 31, 2022
(In thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
U.S. Treasuries	$86,370	$73,772	$86,478	$73,541
Obligations of U.S. Government sponsored entities	225,999	188,672	225,866	188,151
Total held-to-maturity debt securities	$312,369	$262,444	$312,344	$261,692

As of June 30, 2023, the available-for-sale debt securities portfolio had net unrealized losses of $220.0 million compared to net unrealized losses of $236.8 million at December 31, 2022. The decrease in unrealized losses related to the available-for-sale debt securities portfolio, which reflects the amount that the amortized cost exceeds fair value, was impacted by interest rate volatility in the market, as well as the sale of $80.1 million in securities at a pre-tax loss of $7.1 million during the first six months of 2023. Approximately $15.0 million of the proceeds from the sale were reinvested in available-for-sale securities, while the remaining proceeds were used to pay down approximately $65.0 million of overnight borrowing with the FHLB. Management’s policy is to purchase investment grade securities that on average have relatively short duration, which helps mitigate interest rate risk and provides sources of liquidity without significant risk to capital.

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

The Company determined that at June 30, 2023, all impaired available-for-sale and held-to-maturity debt securities were because of changes in interest rates and levels of market liquidity, relative to when the investment securities were purchased, and not due to the credit worthiness of the underlying issuers. The Company does not have the intent to sell these securities and does not believe it is more likely than not that the Company will be required to sell these securities before a recovery of amortized cost. Therefore, the Company carried no ACL at June 30, 2023 and there was no credit loss expense recognized by the Company with respect to the securities portfolio during the three and six months ended June 30, 2023.

Loans and Leases
Loans and leases as of the end of the second quarter and prior year-end period were as follows:

(In thousands)	06/30/2023	12/31/2022
Commercial and industrial
Agriculture	$64,815	$85,073
Commercial and industrial other	701,006	705,700
PPP loans	613	756
Subtotal commercial and industrial	766,434	791,529
Commercial real estate
Construction	249,847	201,116
Agriculture	215,915	214,963
Commercial real estate other	2,487,067	2,437,339
Subtotal commercial real estate	2,952,829	2,853,418
Residential real estate
Home equity	185,529	188,623
Mortgages	1,348,448	1,346,318
Subtotal residential real estate	1,533,977	1,534,941
Consumer and other
Indirect	1,419	2,224
Consumer and other	85,794	75,412
Subtotal consumer and other	87,213	77,636
Leases	16,972	16,134
Total loans and leases	5,357,425	5,273,658
Less: unearned income and deferred costs and fees	(5,060)	(4,747)
Total loans and leases, net of unearned income and deferred costs and fees	$5,352,365	$5,268,911

The below table shows a more detailed break-out of commercial real estate ("CRE") loans as of June 30, 2023 and December 31, 2022:

	06/30/2023		12/31/2022
CRE Concentration	Balance	% CRE	Balance	% CRE
Construction	$249,847	8.46%	$201,031	7.05%
Multi-family/Single family real estate	629,305	21.31%	587,467	20.59%
Agriculture	221,303	7.49%	211,231	7.40%
Retail[1]	428,556	14.51%	434,998	15.25%
Hotels/motels	159,603	5.41%	144,710	5.07%
Office space[2]	257,101	8.71%	236,281	8.28%
Mixed/Other	1,007,113	34.11%	1,037,614	36.36%
Total CRE	$2,952,828	100.00%	$2,853,332	100.00%
[1]Reatail includes 3.1% and 3.2% of owner occupied real estate at June 30, 2023 and December 31, 2022.
[2]Office space includes 1.5% of owner occupied real estate at both June 30, 2023 and December 31, 2022.

Total loans and leases of $5.4 billion at June 30, 2023 were up $83.5 million or 1.6% from December 31, 2022, mainly in the commercial real estate, and partially offset by the decline commercial loan balances. As of June 30, 2023, total loans and leases represented 70.2% of total assets compared to 68.7% of total assets at December 31, 2022.

Residential real estate loans, including home equity loans, were $1.5 billion at June 30, 2023, down $1.0 million or 0.1% compared to December 31, 2022, and comprised 28.7% of total loans and leases at June 30, 2023.

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

During the first six months of 2023 and 2022, the Company sold residential loans totaling $2.1 million and $305,000, respectively, recognizing gains of $65,000 and $57,000, respectively. These residential real estate loans were sold without recourse in accordance with standard secondary market loan sale agreements. When residential mortgage loans are sold, the Company typically retains all servicing rights, which provides the Company with a source of fee income. Mortgage servicing rights totaled $945,000 at June 30, 2023, and $973,000 at December 31, 2022.

Commercial real estate loans and commercial and industrial loans totaled $3.0 billion and $766.4 million, respectively, and represented 55.2% and 14.3%, respectively, of total loans and leases as of June 30, 2023. The commercial real estate portfolio was up $99.4 million or 3.5% over year-end 2022, while commercial and industrial loans were down $25.1 million or 3.2%.

As of June 30, 2023, agriculturally-related loans totaled $280.7 million or 5.2% of total loans and leases, compared to $300.0 million or 5.7% of total loans and leases at December 31, 2022. Agriculturally-related loans include loans to dairy farms and crop farms. Agricultural-related loans are primarily made based on identified cash flows of the borrower with consideration given to underlying collateral, personal guarantees, and government related guarantees. Agriculturally-related loans are generally secured by the assets or property being financed or other business assets such as accounts receivable, livestock, equipment or commodities/crops.

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

The Allowance for Credit Losses
The below table represents the allowance for credit losses as of June 30, 2023 and December 31, 2022. The table provides, as of the dates indicated, an allocation of the allowance for credit losses for inherent loan losses by type. The allocation is neither indicative of the specific amounts or the loan categories in which future charge-offs may occur, nor is it an indicator of future loss trends. The allocation of the allowance for credit losses to each category does not restrict the use of the allowance to absorb losses in any category.

(In thousands)	6/30/2023	12/31/2022
Allowance for credit losses
Commercial and industrial	$6,685	$6,039
Commercial real estate	28,968	27,287
Residential real estate	11,111	11,154
Consumer and other	1,680	1,358
Finance leases	101	96
Total	$48,545	$45,934

As of June 30, 2023, the total allowance for credit losses was $48.5 million, up $2.6 million or 5.7% compared to December 31, 2022. The ACL as a percentage of total loans measured 0.91% at June 30, 2023, compared to 0.87% at December 31, 2022. The increase in the ACL from year-end 2022 reflects updated economic forecasts for unemployment and gross domestic product ("GDP") coupled with loan growth, mainly in the real estate portfolios, and the addition of a specific reserve added to one commercial real estate relationship.

Asset quality measures at June 30, 2023 were generally favorable compared with December 31, 2022. Loans internally-classified Special Mention or Substandard were up $19.8 million or 20.2% compared to December 31, 2022. Nonperforming loans and leases were down $1.5 million or 4.5% from year end 2022 and represented 0.59% of total loans at June 30, 2023 compared to 0.62% at December 31, 2022. The allowance for credit losses covered 154.76% of nonperforming loans and leases at June 30, 2023, compared to 139.86% at December 31, 2022. The increase in Special Mention and Substandard loans and leases was mainly due to one commercial real estate loan totaling approximately $15.3 million being added to Substandard, and one commercial real estate relationship totaling approximately $18.6 million being added to Special Mention during the second quarter of 2023.

Activity in the Company’s allowance for credit losses during the first six months of 2023 and 2022 is illustrated in the table below:

Analysis of the Allowance for Credit Losses
(In thousands)	6/30/2023	6/30/2022
Average loans outstanding during period	$5,278,145	$5,085,808
Allowance at beginning of year, prior to adoption of ASU 2016-13	45,934	42,843
Impact of adopting ASU 2016-13	64	0
Balance of allowance at beginning of year	45,998	42,843
LOANS CHARGED-OFF:
Commercial and industrial	0	23
Commercial real estate	0	50
Residential real estate	2	51
Consumer and other	275	278
Finance leases	0	0
Total loans charged-off	$277	$402
RECOVERIES OF LOANS PREVIOUSLY CHARGED-OFF:
Commercial and industrial	59	26
Commercial real estate	1,237	805
Residential real estate	178	307
Consumer and other	111	168
Total loans recovered	$1,585	$1,306
Net loans recovered	(1,308)	(904)
Provision for credit losses related to loans	1,239	46
Balance of allowance at end of period	$48,545	$43,793
Allowance for credit losses as a percentage of total loans and leases	0.91%	0.85%
Annualized net (recoveries) charge-offs on loans to average total loans and leases during the period	(0.05)%	(0.04)%

The provision for credit losses for loans was $2.4 million for the three months ended June 30, 2023, compared to $780,000 for the same period in 2022. For the six month period ended June 30, 2023, the provision for credit losses for loans was $1.2 million compared to $46,000 for the same period in 2022. The provision expense for credit losses for loans is based upon the Company's quarterly evaluation of the appropriateness of the allowance for credit losses. As discussed above, the ACL model estimated higher reserves at June 30, 2023 due to lower GDP and unemployment forecasts coupled with loan growth and additional reserves for an individually evaluated commercial loan. Net loan and lease recoveries for the six months ended June 30, 2023 were $1.3 million compared to net recoveries of $904,000 for the same period in 2022.

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

For the three months ended June 30, 2023, the provision for credit losses for off-balance sheet credit exposures was a credit of $166,000 compared to provision expense of $76,000 for the same period in 2022. For the six month period ended June 30, 2023, the provision for credit losses for off-balance sheet credit exposures was $189,000 compared to $290,000 for the same six month period in 2022.

Analysis of Past Due and Nonperforming Loans
(In thousands)	6/30/2023	12/31/2022	6/30/2022
Loans 90 days past due and accruing
Commercial and industrial	$0	$25	$62
Residential real estate	7	0	0
Consumer and other	27	0	0
Total loans 90 days past due and accruing	$34	$25	$62
Nonaccrual loans
Commercial and industrial	$3,146	$618	$293
Commercial real estate	11,655	13,858	12,545
Residential real estate	16,209	13,544	11,536
Consumer and other	323	269	291
Total nonaccrual loans	$31,333	$28,289	$24,665
Performing troubled debt restructuring*	0	4,530	4,872
Total nonperforming loans and leases	$31,367	$32,844	$29,599
Other real estate owned	36	152	122
Total nonperforming assets	$31,403	$32,996	$29,721
Allowance as a percentage of nonperforming loans and leases	154.76%	139.86%	147.95%
Total nonperforming loans and leases as percentage of total loans and leases	0.59%	0.62%	0.57%
Total nonperforming assets as percentage of total assets	0.41%	0.43%	0.38%
*No amount shown for periods subsequent to the Company's adoption of ASU 2022-02 effective January 1, 2023.

Nonperforming assets include loans past due 90 days and accruing, nonaccrual loans, modified loans due to financial difficulty, and foreclosed real estate/other real estate owned. Total nonperforming assets of $31.4 million at June 30, 2023 were down $1.6 million or 4.8% compared to December 31, 2022, and up $1.7 million or 5.7% compared to June 30, 2022. Nonperforming assets represented 0.41% of total assets at June 30, 2023, down from 0.43% at December 31, 2022, and up from 0.38% at June 30, 2022. Our peer group's average ratio of nonperforming assets to total assets was 0.28% at March 31, 2023.

The Company adopted ASU 2022-02, "Financial Instruments - Credit Losses (Topic 326)" ("ASU 2022-02") effective January 1, 2023. ASU 2022-02 eliminates the guidance on TDRs and requires entities to evaluate all loan modifications to determine if they result in a new loan or a continuation of the existing loan. Loans in the current period are reported using ASU 2022-02, while loans for prior periods are reported using the previous TDR guidance. Loans are considered modified if the Company makes a concession(s) to a borrower experiencing financial difficulty that it would not otherwise consider and the borrower could not obtain elsewhere. These modifications may include, among others, an extension of the term of the loan, and granting a period when interest-only payments can be made, with the principal payments made over the remaining term of the loan or at maturity. Modified loans and TDRs reported for prior periods are included in the above table within the following categories: "loans 90 days past due and accruing", "nonaccrual loans", or "borrowers experiencing financial difficulty not included above". Loans in the latter category include loans that meet the definition of a modified loan but are performing in accordance with the modified terms and have shown a satisfactory period of repayment (generally six consecutive months) and where full collection of all is reasonably assured. At June 30, 2023, the Company had no modified loans under the new guidance.

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

The ratio of the allowance to nonperforming loans and leases (loans past due 90 days and accruing, nonaccrual loans and restructured troubled debt) was 154.76% at June 30, 2023, compared to 139.86% at December 31, 2022, and 147.95% at June 30, 2022. The Company’s nonperforming loans and leases are mostly comprised of collateral dependent loans with limited exposure or loans that require limited specific reserve due to the level of collateral available with respect to these loans and/or previous charge-offs.

The Company, through its internal loan review function, identified 18 commercial relationships from the loan portfolio totaling $47.0 million at June 30, 2023, that were potential problem loans. At December 31, 2022, the Company had identified 17 relationships totaling $33.3 million that were potential problem loans. Of the 18 relationships at June 30, 2023, that were Substandard, there were 6 relationships that equaled or exceeded $1.0 million, which in aggregate totaled $43.2 million, the largest of which was $16.9 million. The Company continues to monitor these potential problem relationships; however, management cannot predict the extent to which continued weak economic conditions or other factors may further impact borrowers. These loans remain in a performing status due to a variety of factors, including payment history, the value of collateral supporting the credits, and personal or government guarantees. These factors, when considered in the aggregate, give management reason to believe that the current risk exposure on these loans does not warrant accounting for these loans as nonperforming. However, these loans do exhibit certain risk factors, which have the potential to cause them to become nonperforming. Accordingly, management's attention is focused on these credits, which are reviewed on at least a quarterly basis.

Capital
Total equity was $636.4 million at June 30, 2023, an increase of $19.1 million or 3.1% from December 31, 2022. The increase was the result of decrease in unrealized losses on the available-for-sale portfolio from $178.8 million at year-end 2022 to $166.1 million at June 30, 2023, and an increase in retained earnings.

Additional paid-in capital decreased by $4.6 million, from $302.8 million at December 31, 2022, to $298.1 million at June 30, 2023. The decrease was primarily attributable to a $6.3 million aggregate purchase price related to the Company's repurchase and retirement of 108,219 shares of its common stock during the first six months of 2023 pursuant to its publicly announced stock repurchase plan; partially offset by $2.2 million attributed to stock-based compensation.

Retained earnings increased by $10.4 million or 2.0% from $526.7 million at December 31, 2022, to $537.1 million at June 30, 2023, mainly reflecting net income of $27.9 million for the year-to-date period, less dividends of $17.4 million.

Accumulated other comprehensive loss decreased from a net loss of $208.7 million at December 31, 2022, to a net loss of $195.5 million at June 30, 2023, reflecting a $12.7 million decrease in unrealized losses on available-for-sale debt securities, mainly due to the sale of securities with a realized pre-tax loss of $7.1 million and a $503,000 decrease related to post-retirement benefit plan losses.

Cash dividends paid in the first six months of 2023 totaled approximately $17.4 million or $1.21 per common share, representing 62.5% of year to date 2023 earnings through June 30, 2023, compared to cash dividends of $16.6 million or $1.14 per common share paid in the first six months of 2022. Cash dividends per share during the first six months of 2023 were up 5.3% over the same period in 2022.

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

The following table provides a summary of the Company’s capital ratios as of June 30, 2023:

Regulatory Capital Analysis
June 30, 2023	Actual		Minimum Capital Required - Basel III Fully Phased-In		Well Capitalized Requirement
(dollar amounts in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk weighted assets)	$789,322	14.48%	$572,407	10.50%	$545,149	10.00%
Tier 1 Capital (to risk weighted assets)	$736,317	13.51%	$463,377	8.50%	$436,119	8.00%
Tier 1 Common Equity (to risk weighted assets)	$736,317	13.51%	$381,604	7.00%	$354,347	6.50%
Tier 1 Capital (to average assets)	$736,317	9.57%	$307,613	4.00%	$384,517	5.00%

As of June 30, 2023, the Company’s capital ratios exceeded the minimum required capital ratios plus the fully phased-in capital conservation buffer, and the minimum required capital ratios for well capitalized institutions. The capital levels required to be considered well capitalized, presented in the above table, are based upon prompt corrective action regulations, as amended to reflect the changes under Basel III Capital Rules.

Total capital as a percent of risk weighted assets increased to 14.5% at June 30, 2023, compared with 14.4% as of December 31, 2022. Tier 1 capital as a percent of risk weighted assets remained unchanged from June 30, 2023 compared to the end of 2022 at 13.5%. Tier 1 capital as a percent of average assets was 9.6% at June 30, 2023, up from 9.3% as of December 31, 2022. Common equity Tier 1 capital was 13.5% at the end of the second quarter of 2023, identical to the end of 2022.

As of June 30, 2023, the capital ratios for the Company’s subsidiary bank also exceeded the minimum required capital ratios for well capitalized institutions, plus the fully phased-in capital conservation buffer.

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

Deposits and Other Liabilities
Total deposits of $6.5 billion at June 30, 2023 were down $147.6 million or 2.2% from December 31, 2022, and were down $54.4 million or 0.8% from March 31, 2023. The decrease from year-end 2022 was primarily in noninterest bearing deposits, which were down $125.3 million or 5.8% and in checking, money market and savings balances, which collectively were down $161.5 million or 4.2%. These decreases were partially offset by increases in time deposits, which were up $139.2 million or 22.0% compared to December 31, 2022.

The most significant source of funding for the Company is core deposits. The Company defines core deposits as total deposits less time deposits of $250,000 or more, brokered deposits, municipal money market deposits, and reciprocal deposit relationships with municipalities. Core deposits decreased by $296.3 million or 5.3% from year-end 2022, to $5.3 billion at June 30, 2023. Core deposits at June 30, 2023 were down $115.2 million or 2.1% from March 31, 2023. Core deposits represented 81.9% of total deposits at June 30, 2023, compared to 84.5% of total deposits at December 31, 2022 and 82.9% at March 31, 2023.

The Company uses both retail and wholesale repurchase agreements. Retail repurchase agreements are arrangements with local customers of the Company, in which the Company agrees to sell securities to the customer with an agreement to repurchase those securities at a specified later date. Retail repurchase agreements totaled $50.5 million at June 30, 2023, and $56.3 million at December 31, 2022. Management generally views retail repurchase agreements as an alternative to large time deposits.

The Company’s other borrowings totaled $387.1 million at June 30, 2023, up $95.8 million or 32.9% from $291.3 million at December 31, 2022. Borrowings at June 30, 2023 consisted of $252.1 million in overnight FHLB advances and $135.0 million of FHLB term advances, compared to $241.3 million in FHLB overnight advances and $50.0 million of FHLB term advances at year end 2022. Of the $135.0 million in FHLB term advances at June 30, 2023, $20.0 million is due to mature in less than one year and $115.0 million is due to mature in over one year.

Liquidity
The objective of liquidity management is to ensure the availability of adequate funding sources to satisfy the demand for credit, deposit withdrawals, and business investment opportunities. The Company’s large, stable core deposit base and strong capital position are the foundation for the Company’s liquidity position. The Company uses a variety of resources to meet its liquidity needs, which include deposits, cash and cash equivalents, short-term investments, cash flow from lending and investing activities, repurchase agreements, and borrowings. The Company’s Asset/Liability Management Committee monitors asset and liability positions of the Company’s subsidiary banks individually and on a combined basis. The Committee reviews periodic reports on liquidity and interest rate sensitivity positions. Comparisons with industry and peer groups are also monitored. The Company’s strong reputation in the communities it serves, along with its strong financial condition, provides access to numerous sources of liquidity as described below. Management believes these diverse liquidity sources provide sufficient means to meet all demands on the Company’s liquidity that are reasonably likely to occur. Management measures liquidity, including the level of cash, unencumbered securities, and the availability of dependable borrowing sources. The Board has set a policy limit stating that reliable sources of liquidity should remain in excess of 6% of total assets. The ratio was 19.6% at June 30, 2023 compared to 21.6% of assets at December 31, 2022.

Core deposits, discussed above under "Deposits and Other Liabilities", are a primary and low cost funding source obtained primarily through the Company’s branch network. In addition to core deposits, the Company uses non-core funding sources to support asset growth. These non-core funding sources include time deposits of $250,000 or more, municipal money market deposits, reciprocal deposits, bank borrowings, securities sold under agreements to repurchase and overnight and term advances from the FHLB. Rates and terms are the primary determinants of the mix of these funding sources. Non-core funding sources of $1.6 billion at June 30, 2023 increased $238.8 million or 17.4% as compared to year-end 2022. Non-core funding sources, as a percentage of total liabilities, were 23.0% at June 30, 2023, compared to 19.4% at December 31, 2022.

Non-core funding sources may require securities to be pledged against the underlying liability. Securities held at carrying value of $1.6 billion at June 30, 2023 and $1.8 billion at December 31, 2022, and were either pledged or sold under agreements to repurchase. Pledged securities represented 81.9% of total securities at June 30, 2023, compared to 82.4% of total securities at December 31, 2022.

Cash and cash equivalents totaled $81.6 million as of June 30, 2023 which increased from $77.8 million at December 31, 2022. Short-term investments, consisting of securities due in one year or less, decreased from $50.3 million at December 31, 2022, to $46.9 million on June 30, 2023.

Cash flow from the loan and investment portfolios provides a significant source of liquidity. These assets may have stated maturities in excess of one year, but have monthly principal reductions. Total mortgage-backed securities, at fair value, were $692.1 million at June 30, 2023 compared with $738.9 million at December 31, 2022. Outstanding principal balances of residential mortgage loans, consumer loans, and leases totaled approximately $1.6 billion at June 30, 2023, up $9.5 million or 0.6% compared with year-end 2022. Aggregate amortization from monthly payments on these assets provides significant additional cash flow to the Company.

The Company's liquidity is enhanced by ready access to national and regional wholesale funding sources including Federal funds purchased, repurchase agreements, brokered deposits, and FHLB advances. Through its subsidiary bank, the Company has borrowing relationships with the FHLB and correspondent banks, which provide secured and unsecured borrowing capacity. As members of the FHLB, the Company can use certain unencumbered mortgage-related assets and securities to secure borrowings from the FHLB. At June 30, 2023, the established borrowing capacity with the FHLB was $1.7 billion, or 22.3% of total assets, with available unencumbered mortgage-related assets of $1.3 billion. Additional assets may also qualify as collateral for FHLB advances, upon approval of the FHLB. Through various programs at the Federal Reserve Bank, the Company has the ability to use certain unencumbered mortgage-related assets and securities to secure borrowings from the Federal Reserve Bank's Discount Window. At June 30, 2023 the available borrowing capacity with the Federal Reserve Bank was $245.7 million, secured by investment securities. In addition to the available borrowing lines at the FHLB and Federal Reserve Bank, the Company maintains $137.7 million of unencumbered securities which could be pledged to further enhance secured borrowing capacity.

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

ASU 2022-01, "Derivatives and Hedging (Topic 815)" ("ASU 2022-01"): provides the disclosure requirements for derivatives and hedging activities with the intent to provide users of financial statements with an enhanced understanding of: (a) how and why an entity uses derivative instruments, (b) how the entity accounts for derivative instruments and related hedged items, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. Further, qualitative disclosures are required that explain the Company’s objectives and strategies for using derivatives, as well as quantitative disclosures about the fair value of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative instruments.

As required by ASU 2022-01, the Company records all derivatives on the balance sheet at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether the Company has elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as a hedge of the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Derivatives may also be designated as hedges of the foreign currency exposure of a net investment in a foreign operation. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk in a fair value hedge or the earnings effect of the hedged forecasted transactions in a cash flow hedge. The Company may enter into derivative contracts that are intended to economically hedge certain of its risk, even though hedge accounting does not apply or the Company elects not to apply hedge accounting.

In accordance with the FASB’s fair value measurement guidance [in ASU 2011-04], the Company made an accounting policy election to measure the credit risk of its derivative financial instruments that are subject to master netting agreements on a net basis by counterparty portfolio.

ASU 2022-02, "Financial Instruments - Credit Losses (Topic 326)" ("ASU 2022-02"): eliminates the guidance on troubled debt restructurings and requires entities to evaluate all loan modifications to determine if they result in a new loan or a continuation of the existing loan. ASU 2022-02 also requires that entities disclose current-period gross charge-offs by year of origination for loans and leases. ASU 2022-02 became effective for the Company on January 1, 2023. The Company elected to apply the ASU on a modified retrospective basis to recognize any change in the allowance for credit losses that had been recognized for receivables previously modified (or reasonably expected to be modified) in a TDR. This election resulted in cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year of adoption. The amount of the adjustment to retained earnings was a decrease of $64,000. See Note 5 in the Consolidated Financial Statements for changes in disclosures related to this adoption. The adoption of this standard did not have a material impact on our Consolidated Financial Statements.

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

The Company’s Board of Directors has set a policy that interest rate risk exposure will remain within a range whereby net interest income will not decline by more than 10% in one year as a result of a 100 basis point parallel change in rates. Based upon the most recent simulation analysis performed as of May 31, 2023, a 200 basis point parallel upward change in interest rates over a one-year time frame would result in a one-year decrease in net interest income from the base case of approximately 4.4%, while a 200 basis point parallel decline in interest rates over a one-year period would result in a one year increase in net interest income of 3.3% from the base case. This simulation assumes no balance sheet growth, no changes in balance sheet mix, deposit rates move in a manner that reflects the historical relationship between deposit rate movement and changes in Federal funds rate, and no management action to address balance sheet mismatches.
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

In addition to the simulation analysis, management uses an interest rate gap measure. The table below is a Condensed Static Gap Report, which illustrates the anticipated repricing intervals of assets and liabilities as of June 30, 2023. The Company’s one-year net interest rate gap was a negative $728.4 million or 9.55% of total assets at June 30, 2023, compared with a negative $656.5 million or 8.56% of total assets at December 31, 2022. A negative gap position exists when the amount of interest-bearing liabilities maturing or repricing exceeds the amount of interest-earning assets maturing or repricing within a particular time period. This analysis suggests that the Company’s net interest income contains a higher degree of risk in a rising rate environment over the next 12 months. An interest rate gap measure could be affected by external factors such as a rise or decline in interest rates, loan or securities prepayments, and deposit withdrawals.

Condensed Static Gap - June 30, 2023			Repricing Interval
(In thousands)	Total	0-3 months	3-6 months	6-12 months	Cumulative 12 months

Interest-earning assets[1]	$7,392,909	$1,104,481	$301,120	$555,824	$1,961,425
Interest-bearing liabilities	4,867,398	2,259,284	129,591	300,982	2,689,857
Net gap position		$(1,154,803)	$171,529	$254,842	$(728,432)
Net gap position as a percentage of total assets		(15.14)%	2.25%	3.34%	(9.55)%
 1 Balances of available securities are shown at amortized cost

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2023.

Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this Report on Form 10-Q, the Company's disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting
There were no changes in the Company's internal control over financial reporting that occurred during the quarter ended June 30, 2023, that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings
The Company is subject to various claims and legal actions that arise in the ordinary course of conducting business. As of June 30, 2023, management, after consultation with legal counsel, does not anticipate that the aggregate ultimate liability arising out of litigation pending or threatened against the Company or its subsidiaries will be material to the Company's consolidated financial position. On at least a quarterly basis, the Company assesses its liabilities and contingencies in connection with such legal proceedings. Although the Company does not believe that the outcome of pending litigation will be material to the Company's consolidated financial position, it cannot rule out the possibility that such outcomes will be material to the consolidated results of operations for a particular reporting period in the future.

Item 1A. Risk Factors

There have been no material changes in the risk factors previously disclosed under Item 1A. of the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2023 and the Company's Annual Report on Form 10-K, for the fiscal year ended December 31, 2022.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
	(a)	(b)	(c)	(d)
April 1, 2023 through April 30, 2023	2,449	$63.65	0	169,818
May 1, 2023 through May 31, 2023	3,191	55.18	0	169,818
June 1, 2023 through June 30, 2023	108,499	58.35	108,219	61,599
Total	114,139	$58.38	108,219	61,599

Included in the table above are 2,035 shares purchased in April 2023, at an average cost of $63.67, and 992 shares purchased in May 2023, at an average cost of $52.83, by the trustee of the rabbi trust established by the Company under the Company’s Stock Retainer Plan For Eligible Directors of Tompkins Financial Corporation and Participating Subsidiaries, which were part of the director deferred compensation under that plan. In addition, the table includes 414 shares delivered to the Company in April 2023, 2,199 shares in May and 280 shares in June at an average cost of $63.54, $56.24 and $57.39, respectively to satisfy mandatory tax withholding requirements upon vesting of restricted stock under the Company's 2009 and 2019 Equity Plans.

On October 22, 2021, the Company’s Board of Directors authorized a share repurchase plan (the "2021 Repurchase Plan") for the repurchase of up to 400,000 shares of the Company’s common stock over the 24 months following adoption of the 2021 Repurchase Plan. Shares may be repurchased from time to time under the 2021 Repurchase Plan in open market transactions at prevailing market prices, in privately negotiated transactions, or by other means in accordance with federal securities laws, and the repurchase program may be suspended, modified or terminated by the Board of Directors at any time for any reason. Under the 2021 Repurchase Plan, the Company repurchased 338,401 shares as of June 30, 2023, at an average cost of $71.93.

Recent Sales of Unregistered Securities

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

(a)

Item 5.02 Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers.

As previously announced and disclosed in the Company’s current report on Form 8-K filed with the Commission on May 3, 2023, Francis M. Fetsko will retire from his positions as Executive Vice President, Chief Financial Officer and Chief Operating Officer of the Company and Tompkins Community Bank, effective October 1, 2023. Mr. Fetsko will remain employed on an at-will, part-time basis as Director of Strategy Development through December 31, 2024, to assist in the transition of his responsibilities and perform such other duties as assigned by the Company’s Chief Executive Officer.

In connection with Mr. Fetsko’s planned retirement, the Company entered into a letter agreement (the “Letter Agreement”) with Mr. Fetsko regarding the terms of his transition employment. As of October 1, 2023, Mr. Fetsko will be eligible to receive his current base salary on a pro-rata basis and will be eligible to receive his annual cash bonus with a potential payout of 30% of his current base salary if he remains employed as of the payment date. The Company will pay Mr. Fetsko a stipend to cover the he difference between the cost of any employee medical and dental premiums he would have paid had he remained a full-time employee and the cost of premiums he will pay under any replacement COBRA plan. He will be eligible for benefits as applicable to part-time employees.

The Company and Mr. Fetsko also agreed to amend the terms of Mr. Fetsko’s Tompkins Financial Corporation 2019 Equity Plan Performance Share Award Agreements, dated November 12, 2019, November 9, 2020, November 9, 2021, and November 9, 2022 (the “Retention Award Agreements”), to clarify that Mr. Fetsko’s employment as Director of Strategy Development will not satisfy the additional time-vesting requirements under the Retention Award Agreements, which will result in the forfeiture of the shares of restricted stock granted thereunder.

(c)

None

Item 6.     Exhibits

EXHIBIT INDEX

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of the Company, incorporated herein by reference to Exhibit 3(i) to the Company’s Form 10-Q, filed with the Commission on August 11, 2008.
3.2	Second Amended and Restated Bylaws of the Company, incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the Commission on January 31, 2011.
10.1*	Amendment No. 1 to Tompkins Financial Corporation 2019 Equity Incentive Plan, incorporated herein by reference Appendix A of the Company's DEF 14A filed with the commission on March 30, 2023.
31.1	Certification of Principal Executive Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of Principal Financial Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
32.1	Certification of Principal Certification of Principal Executive Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, 18 U.S.C. Section 1350.C. Section 1350
32.2	Certification of Principal Financial Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, 18 U.S.C. Section 1350
101 INS**	The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document
101 SCH**	Inline XBRL Taxonomy Extension Schema Document
101 CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101 DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document
101 LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document
101 PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the interactive date file because its XBRL tags are embedded with the inline XBRL document.
*Indicates Management Contract
** Attached as Exhibit 101 to this report are the following formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Condition as of June 30, 2023 and December 31, 2022; (ii) Consolidated Statements of Income for the three and six months ended June 30, 2023 and 2022; (iii) Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2023 and 2022; (iv) Consolidated Statements of Cash Flows for the six months ended June 30, 2023 and 2022; (v) Consolidated Statements of Changes in Shareholders' Equity for the three and six months ended June 30, 2023 and 2022; and (vi Notes to Unaudited Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 09, 2023

TOMPKINS FINANCIAL CORPORATION

By:	/s/ Stephen S. Romaine
Stephen S. Romaine
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Francis M. Fetsko
Francis M. Fetsko
Executive Vice President, Chief Financial Officer, and Chief Operating Officer
(Principal Financial Officer)
(Principal Accounting Officer)