Form 10-Q
period 2023-09-30
TOMPKINS FINANCIAL CORP
filed 2023-11-08
CIK 1005817

United States
Securities and Exchange Commission
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

Indicate the number of shares of the Registrant's Common Stock outstanding as of the latest practicable date: 14,350,177 shares as of October 27, 2023.

TOMPKINS FINANCIAL CORPORATION

FORM 10-Q

Item 1. Financial Statements

TOMPKINS FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CONDITION

(In thousands, except share and per share data)	As of	As of
ASSETS	9/30/2023	12/31/2022
	(unaudited)	(audited)
Cash and noninterest bearing balances due from banks	$75,370	$18,572
Interest bearing balances due from banks	64,846	59,265
Cash and Cash Equivalents	140,216	77,837

Available-for-sale debt securities, at fair value (amortized cost of $1,583,075 at September 30, 2023 and $1,831,791 at December 31, 2022)	1,388,510	1,594,967
Held-to-maturity securities, at amortized cost (fair value of $252,978 at September 30, 2023 and $261,692 December 31, 2022)	312,385	312,344
Equity securities, at fair value (amortized cost $741 at September 30, 2023 and $777 at December 31, 2022)	741	777
Total loans and leases, net of unearned income and deferred costs and fees	5,434,860	5,268,911
Less: Allowance for credit losses	49,336	45,934
Net Loans and Leases	5,385,524	5,222,977

Federal Home Loan Bank and other stock	19,985	17,720
Bank premises and equipment, net	80,685	82,140
Corporate owned life insurance	86,708	85,556
Goodwill	92,602	92,602
Other intangible assets, net	2,421	2,708
Accrued interest and other assets	181,385	181,058
Total Assets	$7,691,162	$7,670,686
LIABILITIES
Deposits:
Interest bearing:
Checking, savings and money market	3,779,991	3,820,739
Time	880,412	631,411
Noninterest bearing	1,963,033	2,150,145
Total Deposits	6,623,436	6,602,295

Federal funds purchased and securities sold under agreements to repurchase	56,120	56,278
Other borrowings	296,800	291,300
Other liabilities	102,450	103,423
Total Liabilities	$7,078,806	$7,053,296
EQUITY
Tompkins Financial Corporation shareholders' equity:
Common Stock - par value $0.10 per share: Authorized 25,000,000 shares; Issued: 14,386,087 at September 30, 2023; and 14,555,741 at December 31, 2022	1,439	1,456
Additional paid-in capital	296,721	302,763
Retained earnings	495,123	526,727
Accumulated other comprehensive loss	(176,029)	(208,689)
Treasury stock, at cost – 128,096 shares at September 30, 2023, and 128,749 shares at December 31, 2022	(6,403)	(6,279)
Total Tompkins Financial Corporation Shareholders’ Equity	610,851	615,978

Noncontrolling interests	1,505	1,412
Total Equity	$612,356	$617,390
Total Liabilities and Equity	$7,691,162	$7,670,686

See notes to unaudited consolidated financial statements.

TOMPKINS FINANCIAL CORPORATION
 CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Nine Months Ended
(In thousands, except per share data) (Unaudited)	9/30/2023	9/30/2022	9/30/2023	9/30/2022
INTEREST AND DIVIDEND INCOME
Loans	$67,030	$55,041	$191,399	$158,677
Due from banks	125	85	447	190
Available-for-sale debt securities	6,599	7,157	19,960	20,990
Held-to-maturity securities	1,221	1,221	3,654	3,551
Federal Home Loan Bank and other stock	490	166	1,113	391
Total Interest and Dividend Income	75,465	63,670	216,573	183,799
INTEREST EXPENSE
Time certificates of deposits of $250,000 or more	3,158	563	7,472	1,389
Other deposits	16,348	3,631	39,861	6,898
Federal funds purchased and securities sold under agreements to repurchase	15	14	44	45
Other borrowings	4,931	1,351	12,041	2,480
Total Interest Expense	24,452	5,559	59,418	10,812
Net Interest Income	51,013	58,111	157,155	172,987
Less: Provision for credit loss expense	1,150	1,056	2,578	1,392
Net Interest Income After Credit for Credit Loss Expense	49,863	57,055	154,577	171,595
NONINTEREST INCOME
Insurance commissions and fees	11,397	10,825	29,578	28,571
Wealth management fees	4,342	4,337	13,529	13,850
Service charges on deposit accounts	1,754	1,917	5,140	5,452
Card services income	2,860	2,731	8,629	8,233
Other income	990	977	4,534	3,694
Net loss on securities transactions	(62,967)	(95)	(70,019)	(179)
Total Noninterest Income	(41,624)	20,692	(8,609)	59,621
NONINTEREST EXPENSE
Salaries and wages	23,811	25,344	73,660	73,012
Other employee benefits	7,319	6,489	20,707	18,627
Net occupancy expense of premises	3,108	3,258	9,734	9,930
Furniture and fixture expense	2,079	2,056	6,238	6,051
Amortization of intangible assets	83	218	250	655
Other operating expense	13,466	12,237	41,403	37,286
Total Noninterest Expenses	49,866	49,602	151,992	145,561
(Loss)/Income Before Income Tax (Benefit)/Expense	(41,627)	28,145	(6,024)	85,655
Income Tax (Benefit)/Expense	(8,304)	6,774	(619)	20,079
Net (Loss)/Income Attributable to Noncontrolling Interests and Tompkins Financial Corporation	(33,323)	21,371	(5,405)	65,576
Less: Net Income Attributable to Noncontrolling Interests	31	31	93	94
Net (Loss)/Income Attributable to Tompkins Financial Corporation	$(33,354)	$21,340	$(5,498)	$65,482
Basic (Loss) Earnings Per Share	$(2.35)	$1.49	$(0.39)	$4.55
Diluted (Loss) Earnings Per Share	$(2.35)	$1.48	$(0.39)	$4.53

See notes to unaudited consolidated financial statements.

TOMPKINS FINANCIAL CORPORATION
 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended
(In thousands) (Unaudited)	9/30/2023	9/30/2022
Net (loss) income attributable to noncontrolling interests and Tompkins Financial Corporation	$(33,323)	$21,371
Other comprehensive (loss) income, net of tax:

Available-for-sale debt securities:
Change in net unrealized loss during the period	(28,273)	(64,873)
Reclassification adjustment for net realized loss on sale of available-for-sale debt securities included in net income	47,513	37

Employee benefit plans:
Amortization of net retirement plan actuarial loss	211	427
Amortization of net retirement plan prior service cost	40	41

Other comprehensive income (loss)	19,491	(64,368)

Subtotal comprehensive income (loss) attributable to noncontrolling interests and Tompkins Financial Corporation	(13,832)	(42,997)
Less: Net income (loss) attributable to noncontrolling interests	(31)	(31)
Total comprehensive income (loss) attributable to Tompkins Financial Corporation	$(13,863)	$(43,028)

	Nine Months Ended
(In thousands) (Unaudited)	9/30/2023	9/30/2022
Net (loss) income attributable to noncontrolling interests and Tompkins Financial Corporation	$(5,405)	$65,576
Other comprehensive income, net of tax:

Available-for-sale debt securities:
Change in net unrealized loss during the period	(20,932)	(188,727)
Reclassification adjustment for net realized loss on sale of available-for-sale debt securities included in net income	52,838	37

Employee benefit plans:
Amortization of net retirement plan actuarial loss	632	1,280
Amortization of net retirement plan prior service cost	122	123

Other comprehensive income (loss)	32,660	(187,287)

Subtotal comprehensive income (loss) attributable to noncontrolling interests and Tompkins Financial Corporation	27,255	(121,711)
Less: Net income (loss) attributable to noncontrolling interests	(93)	(94)
Total comprehensive income (loss) attributable to Tompkins Financial Corporation	$27,162	$(121,805)

See notes to unaudited consolidated financial statements.

TOMPKINS FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
(In thousands) (Unaudited)	9/30/2023	9/30/2022
OPERATING ACTIVITIES
Net (loss) income attributable to Tompkins Financial Corporation	$(5,498)	$65,482
Provision for credit loss expense	2,578	1,392
Depreciation and amortization of premises, equipment, and software	8,208	7,977
Amortization of intangible assets	250	655
Earnings from corporate owned life insurance	(1,167)	(357)
Net amortization on securities	2,692	4,512
Amortization/accretion related to purchase accounting	(508)	(712)
Net loss on securities transactions	70,019	179
Net gain on sale of loans originated for sale	(86)	(140)
Proceeds from sale of loans originated for sale	3,276	7,468
Loans originated for sale	(3,345)	(7,123)
Net gain on sale of bank premises and equipment	(79)	(92)
Net excess tax benefit from stock based compensation	(10)	42
Stock-based compensation expense	2,945	3,062
(Increase) decrease in accrued interest receivable	(1,670)	514
Increase (decrease) in accrued interest payable	972	(20)
Other, net	(8,505)	(516)
Net Cash Provided by Operating Activities	70,072	82,323
INVESTING ACTIVITIES
Proceeds from maturities, calls and principal paydowns of available-for-sale debt securities	111,097	179,305
Proceeds from sales of available-for-sale debt securities	440,488	24,621
Purchases of available-for-sale debt securities	(375,585)	(154,798)
Purchases of held-to-maturity securities	0	(28,320)
Net increase in loans	(168,400)	(132,051)
Proceeds from sale/redemptions of Federal Home Loan Bank stock	90,702	57,152
Purchases of Federal Home Loan Bank and other stock	(92,967)	(55,312)
Proceeds from sale of bank premises and equipment	123	188
Purchases of bank premises, equipment and software	(5,308)	(6,188)
Redemption of corporate owned life insurance	20	0
Other, net	463	(142)
Net Cash Provided by (Used in) Investing Activities	633	(115,545)
FINANCING ACTIVITIES
Net (decrease) increase in demand, money market, and savings deposits	(227,860)	185,353
Net increase (decrease) in time deposits	249,361	(39,691)
Net decrease in Federal funds purchased and securities sold under agreements to repurchase	(158)	(11,447)
Increase in other borrowings	145,100	235,600
Repayment of other borrowings	(139,600)	(258,600)
Cash dividends	(26,041)	(24,874)
Repurchase of common stock	(8,703)	(15,430)
Shares issued for employee stock ownership plan	0	2,951
Net shares issued related to restricted stock awards	(307)	(80)
Net proceeds from exercise of stock options	(118)	(55)
Net Cash (Used in) Provided by Financing Activities	(8,326)	73,727
Net Increase in Cash and Cash Equivalents	62,379	40,505
Cash and cash equivalents at beginning of period	77,837	63,107
Total Cash and Cash Equivalents at End of Period	$140,216	$103,612

See notes to unaudited consolidated financial statements.

TOMPKINS FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
(In thousands) (Unaudited)	9/30/2023	9/30/2022
Supplemental Information:
Cash paid during the year for - Interest	$58,806	$11,203
Cash paid during the year for - Taxes	9,907	17,540
Transfer of loans to other real estate owned	0	315
Right-of-use assets obtained in exchange for new lease liabilities	428	2,488

See notes to unaudited consolidated financial statements.

TOMPKINS FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

(In thousands except share and per share data) (Unaudited)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Non- controlling Interests	Total
Balances at July 1, 2022	$1,454	$303,335	$502,770	$(178,869)	$(5,847)	$1,475	$624,318
Net income attributable to noncontrolling interests and Tompkins Financial Corporation			21,340			31	21,371
Other comprehensive loss				(64,368)			(64,368)
Total Comprehensive Loss							(42,997)
Cash dividends ($0.57 per share)			(8,240)				(8,240)
Net exercise of stock options (257 shares)		(13)					(13)
Common stock repurchased and returned to unissued status (18,182 shares)	(2)	(1,300)					(1,302)
Stock-based compensation expense		1,089					1,089
Directors deferred compensation plan (2,914 shares)		216			(216)		0
Restricted stock activity (2,922 shares)		(51)					(51)
Adjustment to goodwill		155					155
Balances at September 30, 2022	$1,452	$303,431	$515,870	$(243,237)	$(6,063)	$1,506	$572,959

Balances at July 1, 2023	$1,444	$298,133	$537,095	$(195,520)	$(6,185)	$1,474	$636,441
Net (loss) income attributable to noncontrolling interests and Tompkins Financial Corporation			(33,354)			31	(33,323)
Other comprehensive income				19,491			19,491
Total Comprehensive Loss							(13,832)
Cash dividends ($0.60 per share)			(8,618)				(8,618)
Common stock repurchased and returned to unissued status (41,781 shares)	(4)	(2,321)					(2,325)
Stock-based compensation expense		790					790
Directors deferred compensation plan (3,831 shares)		218			(218)		0
Restricted stock activity (13,545 shares)	(1)	(99)					(100)
Balances at September 30, 2023	$1,439	$296,721	$495,123	$(176,029)	$(6,403)	$1,505	$612,356

(In thousands except share and per share data)(Unaudited)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Non- controlling Interests	Total
Balances at January 1, 2022	$1,470	$312,538	$475,262	$(55,950)	$(5,791)	$1,412	$728,941
Net income attributable to noncontrolling interests and Tompkins Financial Corporation			65,482			94	65,576
Other comprehensive loss				(187,287)			(187,287)
Total Comprehensive Loss							(121,711)
Cash dividends ($1.71 per share)			(24,874)				(24,874)
Net exercise of stock options (887 shares)		(55)					(55)
Common stock repurchased and returned to unissued status (197,979 shares)	(20)	(15,410)					(15,430)
Stock-based compensation expense		3,062					3,062
Shares issued for employee stock ownership plan (37,454 shares)	4	2,947					2,951
Directors deferred compensation plan (1,235 shares)		272			(272)		0
Restricted stock activity (17,606 shares)	(2)	(78)					(80)
Adjustment to goodwill		155					155
Balances at September 30, 2022	$1,452	$303,431	$515,870	$(243,237)	$(6,063)	$1,506	$572,959

Balances at January 1, 2023	$1,456	$302,763	$526,727	$(208,689)	$(6,279)	$1,412	$617,390
Net (loss) income attributable to noncontrolling interests and Tompkins Financial Corporation			(5,498)			93	(5,405)
Other comprehensive income				32,660			32,660
Total Comprehensive Income							27,255
Cash dividends ($1.80 per share)			(26,041)				(26,041)
Net exercise of stock options (1,824 shares)		(118)					(118)
Common stock repurchased and returned to unissued status (150,000 shares)	(15)	(8,688)					(8,703)
Stock-based compensation expense		2,945					2,945
Directors deferred compensation plan ((653) shares)		124			(124)		0
Restricted stock activity (21,478 shares)	(2)	(305)					(307)
Adjustment due to the adoption of ASU 2022-02			(65)				(65)
Balances at September 30, 2023	$1,439	$296,721	$495,123	$(176,029)	$(6,403)	$1,505	$612,356

See notes to unaudited consolidated financial statements

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. Business

Tompkins Financial Corporation ("Tompkins" or the "Company") is headquartered in Ithaca, New York and is registered as a Financial Holding Company with the Federal Reserve Board under the Bank Holding Company Act of 1956, as amended. The Company is a locally oriented, community-based financial services organization that offers a full array of products and services, including commercial and consumer banking, leasing, trust and investment management, financial planning and wealth management, and insurance services. At September 30, 2023, the Company had one wholly-owned banking subsidiary, Tompkins Community Bank. Tompkins Community Bank provides a full array of trust and wealth management services under the Tompkins Financial Advisors brand, including investment management, trust and estate, financial and tax planning as well as life, disability and long-term care insurance services. The Company also has a wholly-owned insurance agency subsidiary, Tompkins Insurance Agencies, Inc. ("Tompkins Insurance"). The Company’s principal offices are located at 118 E. Seneca Street, Ithaca, New York, 14850, and its telephone number is (888) 503-5753. The Company’s common stock is traded on the NYSE American under the symbol "TMP."

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

Tompkins Community Bank is subject to examination and comprehensive regulation by various regulatory authorities, including the Federal Deposit Insurance Corporation ("FDIC") and the New York State Department of Financial Services ("NYSDFS"). Each of these agencies issues regulations and requires the filing of reports describing the activities and financial condition of the entities under its jurisdiction. Likewise, such agencies conduct examinations on a recurring basis to evaluate the safety and soundness of the institutions, and to test compliance with various regulatory requirements, including: consumer protection, privacy, fair lending, the Community Reinvestment Act, the Bank Secrecy Act, sales of non-deposit investments, electronic data processing, and trust department activities. These agencies also examine and regulate the trust business of Tompkins Community Bank.

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

3. Securities

Available-for-Sale Debt Securities
The following tables summarize available-for-sale debt securities held by the Company at September 30, 2023 and December 31, 2022:

	Available-for-Sale Debt Securities
September 30, 2023	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(In thousands)
U.S. Treasuries	$114,220	$0	$6,926	$107,294
Obligations of U.S. Government sponsored entities	491,968	10	32,037	459,941
Obligations of U.S. states and political subdivisions	90,154	2	12,919	77,237
Mortgage-backed securities – residential, issued by
U.S. Government agencies	52,263	0	6,864	45,399
U.S. Government sponsored entities	831,970	0	135,661	696,309
U.S. corporate debt securities	2,500	0	170	2,330
Total available-for-sale debt securities	$1,583,075	$12	$194,577	$1,388,510

	Available-for-Sale Debt Securities
December 31, 2022	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(In thousands)
U.S. Treasuries	$190,170	$0	$22,919	$167,251
Obligations of U.S. Government sponsored entities	681,192	0	80,025	601,167
Obligations of U.S. states and political subdivisions	93,599	8	8,326	85,281
Mortgage-backed securities – residential, issued by
U.S. Government agencies	58,727	12	6,071	52,668
U.S. Government sponsored entities	805,603	0	119,381	686,222
U.S. corporate debt securities	2,500	0	122	2,378
Total available-for-sale debt securities	$1,831,791	$20	$236,844	$1,594,967

Held-to-Maturity Debt Securities
The following tables summarize held-to-maturity debt securities held by the Company at September 30, 2023 and December 31, 2022:

	Held-to-Maturity Securities
September 30, 2023	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(In thousands)
U.S. Treasuries	$86,318	$0	$14,767	$71,551
Obligations of U.S. Government sponsored entities	226,067	0	44,640	181,427
Total held-to-maturity debt securities	$312,385	$0	$59,407	$252,978

	Held-to-Maturity Securities
December 31, 2022	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(In thousands)
U.S. Treasuries	$86,478	$0	$12,937	$73,541
Obligations of U.S. Government sponsored entities	225,866	0	37,715	188,151
Total held-to-maturity debt securities	$312,344	$0	$50,652	$261,692

The Company may from time to time sell debt securities from its available-for-sale portfolio. Realized gains on sales of available-for-sale debt securities were $0 for both the three and nine months ended September 30, 2023 and September 30, 2022. Realized losses on sales of available-for-sale debt securities were $62.9 million and $70.0 million for the three and nine months ended September 30, 2023, respectively, and $49,000 for both the three and nine months ended September 30, 2022. During the three and nine months ended September 30, 2023, the Company sold $429.6 million and $510.5 million, respectively, of available-for-sale debt securities at a loss of $62.9 million and $70.0 million, respectively. Sales of available-for-sale debt securities were the result of general investment portfolio, interest rate risk and balance sheet management. The securities sold in the third quarter of 2023 had an average yield of 0.93% and were largely reinvested into securities with an estimated yield of approximately 5.12%. The weighted average life of the securities purchased and sold was approximately 4.3 years. Proceeds from the sale of available-for-sale debt securities were $366.7 million and $440.5 million for the three and nine months ended September 30, 2023, respectively, and $24.6 million for the three and nine months ended September 30, 2022. The Company's investment portfolio includes callable securities that may be called prior to maturity. There were no realized gains or losses on called available-for-sale debt securities for both the three and nine months ended September 30, 2023 and September 30, 2022. The Company also recognized net losses of $36,700 and $35,700 for the three and nine months ended September 30, 2023, compared to net losses of $46,900 and $130,600 for the three and nine months ended September 30, 2022, respectively, on equity securities, reflecting the change in fair value.

The following table summarizes available-for-sale debt securities that had unrealized losses at September 30, 2023, and December 31, 2022:

September 30, 2023	Less than 12 Months		12 Months or Longer		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasuries	$43,560	$23	$63,734	$6,903	$107,294	$6,926
Obligations of U.S. Government sponsored entities	197,508	1,492	232,541	30,545	430,049	32,037
Obligations of U.S. states and political subdivisions	11,449	592	65,436	12,327	76,885	12,919
Mortgage-backed securities – residential, issued by
U.S. Government agencies	1,436	48	43,963	6,816	45,399	6,864
U.S. Government sponsored entities	97,751	1,671	598,559	133,990	696,310	135,661
U.S. corporate debt securities	0	0	2,330	170	2,330	170
Total available-for-sale debt securities	$351,704	$3,826	$1,006,563	$190,751	$1,358,267	$194,577

December 31, 2022	Less than 12 Months		12 Months or Longer		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasuries	$28,602	$2,132	$138,649	$20,787	$167,251	$22,919
Obligations of U.S. Government sponsored entities	143,794	7,508	457,373	72,517	601,167	80,025
Obligations of U.S. states and political subdivisions	46,638	2,385	33,435	5,941	80,073	8,326
Mortgage-backed securities – residential, issued by
U.S. Government agencies	22,945	1,258	29,356	4,813	52,301	6,071
U.S. Government sponsored entities	186,690	16,869	499,532	102,512	686,222	119,381
U.S. corporate debt securities	0	0	2,378	122	2,378	122
Total available-for-sale debt securities	$428,669	$30,152	$1,160,723	$206,692	$1,589,392	$236,844

The following table summarizes held-to-maturity debt securities that had unrealized losses at September 30, 2023 and December 31, 2022:

September 30, 2023	Less than 12 Months		12 Months or Longer		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasuries	$0	$0	$71,551	$14,767	$71,551	$14,767
Obligations of U.S. Government sponsored entities	0	0	181,427	44,640	181,427	44,640
Total held-to-maturity debt securities	$0	$0	$252,978	$59,407	$252,978	$59,407

December 31, 2022	Less than 12 Months		12 Months or Longer		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasuries	$0	$0	$73,542	$12,937	$73,542	$12,937
Obligations of U.S. Government sponsored entities	24,543	3,903	163,607	33,812	188,150	37,715
Total held-to-maturity debt securities	$24,543	$3,903	$237,149	$46,749	$261,692	$50,652

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

For available-for-sale debt securities in an unrealized loss position, the Company evaluates the securities to determine whether the decline in the fair value below the amortized cost basis (technical impairment) is the result of changes in interest rates or reflects a fundamental change in the credit worthiness of the underlying issuer. Any impairment that is not credit related is recognized in other comprehensive income (loss), net of applicable taxes. Credit-related impairment is recognized as an allowance for credit losses ("ACL") on the Consolidated Statements of Condition, limited to the amount by which the amortized cost basis exceeds the fair value, with a corresponding adjustment to earnings. Both the ACL and the adjustment to net income may be reversed if conditions change.

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

Management measures expected credit losses on held-to-maturity debt securities on a collective basis by major security type with each type sharing similar risk characteristics and considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts. Management has made the accounting policy election to exclude accrued interest receivable on held-to-maturity debt securities from the estimate of credit losses. As of September 30, 2023, the held-to-maturity portfolio consisted of U.S. Treasury securities and securities issued by U.S. government-sponsored enterprises, including the Federal National Mortgage Agency, the Federal Home Loan Bank ("FHLB") and the Federal Farm Credit Banks Funding Corporation. U.S. Treasury securities are backed by the full faith and credit of and/or guaranteed by the U.S. government, and it is expected that the securities will not be settled at prices less than the amortized cost bases of the securities. Securities issued by U.S. government agencies or U.S. government-sponsored enterprises carry the explicit and/or implicit guarantee of the U.S. government, are widely recognized as "risk-free," and have a long history of zero credit loss. As such, the Company did not record an allowance for credit losses for these securities as of September 30, 2023 or December 31, 2022.

The amortized cost and estimated fair value of debt securities by contractual maturity are shown in the following table. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Mortgage-backed securities are shown separately since they are not due at a single maturity date.

September 30, 2023
(In thousands)	Amortized Cost	Fair Value
Available-for-sale debt securities:
Due in one year or less	$79,189	$78,511
Due after one year through five years	334,059	316,627
Due after five years through ten years	234,283	208,592
Due after ten years	51,311	43,072
Total	698,842	646,802
Mortgage-backed securities	884,233	741,708
Total available-for-sale debt securities	$1,583,075	$1,388,510

December 31, 2022
(In thousands)	Amortized Cost	Fair Value
Available-for-sale debt securities:
Due in one year or less	$50,922	$50,269
Due after one year through five years	508,880	459,721
Due after five years through ten years	367,743	314,408
Due after ten years	39,916	31,679
Total	967,461	856,077
Mortgage-backed securities	864,330	738,890
Total available-for-sale debt securities	$1,831,791	$1,594,967

September 30, 2023
(In thousands)	Amortized Cost	Fair Value
Held-to-maturity debt securities:
Due after five years through ten years	$312,385	$252,978
Total held-to-maturity debt securities	$312,385	$252,978

December 31, 2022
(In thousands)	Amortized Cost	Fair Value
Held-to-maturity debt securities:
Due after five years through ten years	$312,344	$261,692
Total held-to-maturity debt securities	$312,344	$261,692

The Company also holds non-marketable Federal Home Loan Bank of New York ("FHLBNY") stock and non-marketable Atlantic Community Bankers Bank ("ACBB") stock, all of which are required to be held for regulatory purposes and for borrowing availability. The required investment in FHLB stock is tied to the Company’s borrowing levels with the FHLB. Holdings of FHLBNY stock and ACBB stock totaled $19.9 million and $95,000, respectively, at September 30, 2023. These securities are carried at par, which is also cost. The FHLBNY continues to pay dividends and repurchase stock. Quarterly, we evaluate our investment in the FHLB for impairment. We evaluate recent and long-term operating performance, liquidity, funding and capital positions, stock repurchase history, dividend history and impact of legislative and regulatory changes. Based on our most recent evaluation, as of September 30, 2023, we determined that no impairment write-downs were required.

4. Loans and Leases
Loans and leases at September 30, 2023 and December 31, 2022 were as follows:

(In thousands)	9/30/2023	12/31/2022
Commercial and industrial
Agriculture	$77,720	$85,073
Commercial and industrial other	695,445	705,700
PPP loans*	488	756
Subtotal commercial and industrial	773,653	791,529
Commercial real estate
Construction	270,961	201,116
Agriculture	218,144	214,963
Commercial real estate other	2,507,164	2,437,339
Subtotal commercial real estate	2,996,269	2,853,418
Residential real estate
Home equity	187,387	188,623
Mortgages	1,368,292	1,346,318
Subtotal residential real estate	1,555,679	1,534,941
Consumer and other
Indirect	1,090	2,224
Consumer and other	97,165	75,412
Subtotal consumer and other	98,255	77,636
Leases	15,818	16,134
Total loans and leases	5,439,674	5,273,658
Less: unearned income and deferred costs and fees	(4,814)	(4,747)
Total loans and leases, net of unearned income and deferred costs and fees	$5,434,860	$5,268,911
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

The below tables are an age analysis of past due loans, segregated by class of loans, as of September 30, 2023 and December 31, 2022:

September 30, 2023
(In thousands)	30-59 Days	60-89 Days	90 Days or More	Total Past Due	Current Loans	Total Loans
Loans and Leases
Commercial and industrial
Agriculture	$0	$0	$0	$0	$77,720	$77,720
Commercial and industrial other	3,316	170	3,014	6,500	688,945	695,445
PPP loans*	0	0	0	0	488	488
Subtotal commercial and industrial	3,316	170	3,014	6,500	767,153	773,653
Commercial real estate
Construction	863	0	0	863	270,098	270,961
Agriculture	169	0	0	169	217,975	218,144
Commercial real estate other	18,781	15,300	8,610	42,691	2,464,473	2,507,164
Subtotal commercial real estate	19,813	15,300	8,610	43,723	2,952,546	2,996,269
Residential real estate
Home equity	751	8	1,443	2,202	185,185	187,387
Mortgages	1,118	0	8,915	10,033	1,358,259	1,368,292
Subtotal residential real estate	1,869	8	10,358	12,235	1,543,444	1,555,679
Consumer and other
Indirect	17	4	31	52	1,038	1,090
Consumer and other	261	136	239	636	96,529	97,165
Subtotal consumer and other	278	140	270	688	97,567	98,255
Leases	0	0	0	0	15,818	15,818
Total loans and leases	25,276	15,618	22,252	63,146	5,376,528	5,439,674
Less: unearned income and deferred costs and fees	0	0	0	0	(4,814)	(4,814)
Total loans and leases, net of unearned income and deferred costs and fees	$25,276	$15,618	$22,252	$63,146	$5,371,714	$5,434,860
*SBA Paycheck Protection Program

December 31, 2022
(In thousands)	30-59 Days	60-89 Days	90 Days or More	Total Past Due	Current Loans	Total Loans
Loans and Leases
Commercial and industrial
Agriculture	$58	$0	$0	$58	$85,015	$85,073
Commercial and industrial other	50	381	82	513	705,187	705,700
PPP loans*	0	0	0	0	756	756
Subtotal commercial and industrial	108	381	82	571	790,958	791,529
Commercial real estate
Construction	0	0	0	0	201,116	201,116
Agriculture	128	0	0	128	214,835	214,963
Commercial real estate other	0	0	11,449	11,449	2,425,890	2,437,339
Subtotal commercial real estate	128	0	11,449	11,577	2,841,841	2,853,418
Residential real estate
Home equity	435	204	1,628	2,267	186,356	188,623
Mortgages	1,748	0	6,802	8,550	1,337,768	1,346,318
Subtotal residential real estate	2,183	204	8,430	10,817	1,524,124	1,534,941
Consumer and other
Indirect	66	31	53	150	2,074	2,224
Consumer and other	52	19	112	183	75,229	75,412
Subtotal consumer and other	118	50	165	333	77,303	77,636
Leases	0	0	0	0	16,134	16,134
Total loans and leases	2,537	635	20,126	23,298	5,250,360	5,273,658
Less: unearned income and deferred costs and fees	0	0	0	0	(4,747)	(4,747)
Total loans and leases, net of unearned income and deferred costs and fees	$2,537	$635	$20,126	$23,298	$5,245,613	$5,268,911
*SBA Paycheck Protection Program

The following tables present the amortized cost basis of loans on nonaccrual status and the amortized cost basis of loans on nonaccrual status for which there was no related allowance for credit losses. The below tables are an age analysis of nonaccrual loans segregated by class of loans, as of September 30, 2023 and December 31, 2022:

September 30, 2023
(In thousands)	Nonaccrual Loans and Leases with no ACL	Nonaccrual Loans and Leases	Loans and Leases Past Due Over 89 Days and Accruing
Loans and Leases
Commercial and industrial
Commercial and industrial other	$2,494	$3,163	$0
Subtotal commercial and industrial	2,494	3,163	0
Commercial real estate
Agriculture	0	174	0
Commercial real estate other	7,033	10,760	0
Subtotal commercial real estate	7,033	10,934	0
Residential real estate
Home equity	0	3,112	0
Mortgages	0	13,812	1
Subtotal residential real estate	0	16,924	1
Consumer and other
Indirect	0	67	0
Consumer and other	0	293	51
Subtotal consumer and other	0	360	51
Total loans and leases	$9,527	$31,381	$52

December 31, 2022
(In thousands)	Nonaccrual Loans and Leases with no ACL	Nonaccrual Loans and Leases	Loans and Leases Past Due Over 89 Days and Accruing
Loans and Leases
Commercial and industrial
Commercial and industrial other	$411	$618	$25
Subtotal commercial and industrial	411	618	25
Commercial real estate
Agriculture	186	186	0
Commercial real estate other	13,101	13,672	0
Subtotal commercial real estate	13,287	13,858	0
Residential real estate
Home equity	318	2,391	0
Mortgages	1,177	11,153	0
Subtotal residential real estate	1,495	13,544	0
Consumer and other
Indirect	0	94	0
Consumer and other	0	175	0
Subtotal consumer and other	0	269	0
Total loans and leases	$15,193	$28,289	$25

The Company recognized $0 of interest income on nonaccrual loans during the three and nine months ended September 30, 2023 and 2022.

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

Since the methodology is based upon historical experience and trends, current conditions, and reasonable and supportable forecasts, as well as management’s judgment, factors may arise that result in different estimates. While management’s evaluation of the allowance as of September 30, 2023, considers the allowance to be appropriate, under certain conditions or assumptions, the Company would need to increase or decrease the allowance. In addition, various federal and State regulatory agencies, as part of their examination process, review the Company's allowance and may require the Company to recognize additions to the allowance based on their judgements and information available to them at the time of their examinations.

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

The following table details activity in the allowance for credit losses on loans for the three and nine months ended September 30, 2023 and 2022. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

Three Months Ended September 30, 2023
(In thousands)	Commercial & Industrial	Commercial Real Estate	Residential Real Estate	Consumer and Other	Finance Leases	Total
Allowance for credit losses:
Beginning balance	$6,685	$28,968	$11,111	$1,680	$101	$48,545
Charge-offs	0	0	0	(271)	0	(271)
Recoveries	8	1	4	81	0	94
Provision (credit) for credit loss expense	(241)	366	791	70	(18)	968
Ending Balance	$6,452	$29,335	$11,906	$1,560	$83	$49,336

Three Months Ended September 30, 2022
(In thousands)	Commercial & Industrial	Commercial Real Estate	Residential Real Estate	Consumer and Other	Finance Leases	Total
Allowance for credit losses:
Beginning balance	$7,814	$23,227	$11,082	$1,591	$79	$43,793
Charge-offs	(343)	0	51	(132)	0	(424)
Recoveries	106	105	8	83	0	302
Provision (credit) for credit loss expense	(1,053)	3,207	(698)	(362)	7	1,101
Ending Balance	$6,524	$26,539	$10,443	$1,180	$86	$44,772

Nine Months Ended September 30, 2023
(In thousands)	Commercial & Industrial	Commercial Real Estate	Residential Real Estate	Consumer and Other	Finance Leases	Total
Allowance for credit losses:
Beginning balance	$6,039	$27,287	$11,154	$1,358	$96	$45,934
Impact of adopting ASU 2016-13	2	16	46	0	0	64
Charge-offs	0	0	(2)	(546)	0	(548)
Recoveries	67	1,238	182	192	0	1,679
Provision (credit) for credit loss expense	344	794	526	556	(13)	2,207
Ending Balance	$6,452	$29,335	$11,906	$1,560	$83	$49,336

Nine Months Ended September 30, 2022
(In thousands)	Commercial & Industrial	Commercial Real Estate	Residential Real Estate	Consumer and Other	Finance Leases	Total
Allowance for credit losses:
Beginning balance	$6,335	$24,813	$10,139	$1,492	$64	$42,843
Charge-offs	(366)	(50)	0	(410)	0	(826)
Recoveries	132	910	315	251	0	1,608
Provision (credit) for credit loss expense	423	866	(11)	(153)	22	1,147
Ending Balance	$6,524	$26,539	$10,443	$1,180	$86	$44,772

The following table details activity in the liabilities for off-balance sheet credit exposures for the three and nine months ended September 30, 2023 and 2022:

Three Months Ended September 30,
(In thousands)	2023	2022
Liabilities for off-balance sheet credit exposures at beginning of period	$2,985	$2,796
(Credit) provision for credit loss expense related to off-balance sheet credit exposures	182	(45)
Liabilities for off-balance sheet credit exposures at end of period	$3,167	$2,751

Nine Months Ended September 30,
(In thousands)	2023	2022
Liabilities for off-balance sheet credit exposures at beginning of period	$2,796	$2,506
Provision for credit loss expense related to off-balance sheet credit exposures	371	245
Liabilities for off-balance sheet credit exposures at end of period	$3,167	$2,751

The following table presents the amortized cost basis of collateral dependent loans, which are individually evaluated to determine expected credit losses, and the related allowance for credit losses allocated to these loans:

(In thousands)	Real Estate	Business Assets	Other	Total	ACL Allocation
September 30, 2023
Commercial and Industrial	$2,494	$0	$0	$2,494	$0
Commercial Real Estate	9,362	0	0	9,362	1,082
Total	$11,856	$0	$0	$11,856	$1,082

(In thousands)	Real Estate	Business Assets	Other	Total	ACL Allocation
December 31, 2022
Commercial and Industrial	$642	$28	$0	$670	$0
Commercial Real Estate	13,209	0	78	13,287	0
Commercial Real Estate - Agriculture	1,515	0	0	1,515	0
Residential Real Estate	188	0	0	188	3
Total	$15,554	$28	$78	$15,660	$3

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

During the three and nine months ended September 30, 2023, loans that were modified to borrowers experiencing financial difficulty were immaterial. There were no new TDRs reported in the three and nine months ended September 30, 2022.

The following table presents credit quality indicators by total loans on an amortized cost basis by origination year as of September 30, 2023 and December 31, 2022:

September 30, 2023
(In thousands)	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total Loans
Commercial and Industrial - Other:
Internal risk grade:
Pass	$83,753	$97,245	$70,435	$29,914	$36,570	$149,820	$212,932	$5,036	$685,705
Special Mention	0	46	104	395	96	1,521	638	0	2,800
Substandard	0	0	86	360	24	798	5,672	0	6,940
Total Commercial and Industrial - Other	$83,753	$97,291	$70,625	$30,669	$36,690	$152,139	$219,242	$5,036	$695,445
Current-period gross writeoffs	$0	$0	$0	$0	$0	$0	$0	$0	$0
Commercial and Industrial - PPP:
Pass	$0	$0	$323	$165	$0	$0	$0	$0	$488
Special Mention	0	0	0	0	0	0	0	0	0
Substandard	0	0	0	0	0	0	0	0	0
Total Commercial and Industrial - PPP	$0	$0	$323	$165	$0	$0	$0	$0	$488
Current-period gross writeoffs	$0	$0	$0	$0	$0	$0	$0	$0	$0
Commercial and Industrial - Agriculture:
Pass	$15,612	$12,772	$3,037	$3,569	$3,415	$8,501	$29,767	$657	$77,330
Special Mention	0	0	268	0	0	0	49	0	317
Substandard	0	0	0	60	0	10	3	0	73
Total Commercial and Industrial - Agriculture	$15,612	$12,772	$3,305	$3,629	$3,415	$8,511	$29,819	$657	$77,720
Current-period gross writeoffs	$0	$0	$0	$0	$0	$0	$0	$0	$0
Commercial Real Estate
Pass	$134,025	$320,115	$369,981	$309,691	$276,956	$949,655	$17,618	$17,979	$2,396,020
Special Mention	0	636	2,027	3,720	11,062	43,986	0	0	61,431
Substandard	0	15,300	107	0	2,529	30,343	1,434	0	49,713
Total Commercial Real Estate	$134,025	$336,051	$372,115	313,411	290,547	1,023,984	$19,052	$17,979	$2,507,164
Current-period gross writeoffs	$0	$0	$0	$0	$0	$0	$0	$0	$0
Commercial Real Estate - Agriculture:
Pass	$9,083	$38,097	$23,213	$21,453	$24,133	$95,410	$2,413	$2,676	$216,478
Special Mention	0	0	0	0	384	1,061	0	0	1,445
Substandard	0	0	0	0	174	47	0	0	221
Total Commercial Real Estate - Agriculture	$9,083	$38,097	$23,213	$21,453	$24,691	$96,518	$2,413	$2,676	$218,144
Current-period gross writeoffs	$0	$0	$0	$0	$0	$0	$0	$0	$0

(In thousands)	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total Loans
Commercial Real Estate - Construction
Pass	$0	$2,821	$9,731	$2,524	$468	$1,129	$250,483	$3,805	$270,961
Special Mention	0	0	0	0	0	0	0	0	0
Substandard	0	0	0	0	0	0	0	0	0
Total Commercial Real Estate - Construction	$0	$2,821	$9,731	$2,524	$468	$1,129	$250,483	$3,805	$270,961
Current-period gross writeoffs	$0	$0	$0	$0	$0	$0	$0	$0	$0
Residential - Home Equity
Performing	$1,729	$2,164	$939	$557	$864	$8,640	$163,758	$5,624	$184,275
Nonperforming	0	0	0	0	0	331	2,781	0	3,112
Total Residential - Home Equity	$1,729	$2,164	$939	$557	$864	$8,971	$166,539	$5,624	$187,387
Current-period gross writeoffs	$0	$0	$0	$0	$0	$2	$0	$0	$2
Residential - Mortgages
Performing	$99,637	$188,901	$260,395	$225,960	$111,379	$468,208	$0	$0	$1,354,480
Nonperforming	0	514	330	1,180	896	10,892	0	0	13,812
Total Residential - Mortgages	$99,637	$189,415	$260,725	$227,140	$112,275	$479,100	$0	$0	$1,368,292
Current-period gross writeoffs	$0	$0	$0	$0	$0	$0	$0	$0	$0
Consumer - Direct
Performing	$47,087	$14,091	$12,163	$5,884	$4,382	$10,589	$2,676	$0	$96,872
Nonperforming	10	9	11	4	115	133	11	0	293
Total Consumer - Direct	$47,097	$14,100	$12,174	$5,888	$4,497	$10,722	$2,687	$0	$97,165
Current-period gross writeoffs	$406	$8	$0	$17	$38	$14	$0	$0	$483
Consumer - Indirect
Performing	$0	$0	$112	$82	$522	$307	$0	$0	$1,023
Nonperforming	0	0	0	0	55	12	0	0	67
Total Consumer - Indirect	$0	$0	$112	$82	$577	$319	$0	$0	$1,090
Current-period gross writeoffs	$0	$0	$0	$0	$49	$14	$0	$0	$63

December 31, 2022
(In thousands)	2022	2021	2020	2019	2018	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total Loans
Commercial and Industrial - Other:
Internal risk grade:
Pass	$124,190	$79,861	$38,158	$41,391	$33,238	$156,038	$215,890	$6,466	$695,232
Special Mention	0	127	421	285	271	1,380	501	0	2,985
Substandard	0	111	442	35	733	503	5,659	0	7,483
Total Commercial and Industrial - Other	$124,190	$80,099	$39,021	$41,711	$34,242	$157,921	$222,050	$6,466	$705,700
Commercial and Industrial - Agriculture:
Pass	$16,694	$4,120	$4,944	$4,186	$7,734	$4,883	$42,097	$215	$84,873
Special Mention	0	58	0	0	0	0	50	0	108
Substandard	0	0	71	0	0	16	5	0	92
Total Commercial and Industrial - Agriculture	$16,694	$4,178	$5,015	$4,186	$7,734	$4,899	$42,152	$215	$85,073
Commercial and Industrial - PPP:
Pass	$0	$416	$340	$0	$0	$0	$0	$0	$756
Special Mention	0	0	0	0	0	0	0	0	0
Substandard	0	0	0	0	0	0	0	0	0
Total Commercial and Industrial - PPP	$0	$416	$340	$0	$0	$0	$0	$0	$756
Commercial Real Estate
Pass	$342,311	$367,104	$311,607	$279,587	$203,016	$812,563	$10,906	$24,503	$2,351,597
Special Mention	643	3,406	1,688	11,462	2,555	25,361	0	0	45,115
Substandard	78	110	0	3,394	1,692	35,221	132	0	40,627
Total Commercial Real Estate	$343,032	$370,620	$313,295	$294,443	$207,263	$873,145	$11,038	$24,503	$2,437,339
Commercial Real Estate - Agriculture:
Pass	$33,241	$24,125	$22,831	$25,576	$37,835	$65,112	$3,131	$1,235	$213,086
Special Mention	0	0	0	401	0	1,142	0	0	1,543
Substandard	0	0	0	186	38	110	0	0	334
Total Commercial Real Estate - Agriculture	$33,241	$24,125	$22,831	$26,163	$37,873	$66,364	$3,131	$1,235	$214,963
Commercial Real Estate - Construction
Pass	$23,105	$75,245	$27,584	$14,842	$9,083	$7,268	$42,701	$1,288	$201,116
Special Mention	0	0	0	0	0	0	0	0	0
Substandard	0	0	0	0	0	0	0	0	0
Total Commercial Real Estate - Construction	$23,105	$75,245	$27,584	$14,842	$9,083	$7,268	$42,701	$1,288	$201,116

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

6. Earnings Per Share

Earnings per share in the table below, for the three and nine month periods ended September 30, 2023 and 2022 are calculated under the two-class method as required by ASC Topic 260, Earnings Per Share (ASC 260). ASC 260 provides that unvested share-based payment awards that contain nonforfeitable rights to dividends are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. The Company has issued restricted stock awards that contain such rights and are therefore considered participating securities. Basic earnings per common share are calculated by dividing net income allocable to common stock by the weighted average number of common shares, excluding participating securities, during the period. Diluted earnings per common share include the dilutive effect of participating securities.

	Three Months Ended
(In thousands, except share and per share data)	9/30/2023	9/30/2022
Basic
Net (loss) income available to common shareholders	$(33,354)	$21,340
Less: income attributable to unvested stock-based compensation awards	(8)	(66)
Net earnings allocated to common shareholders	(33,362)	21,274

Weighted average shares outstanding, including unvested stock-based compensation awards	14,364,909	14,489,970

Less: average unvested stock-based compensation awards	(179,146)	(200,948)
Weighted average shares outstanding - Basic	14,185,763	14,289,022

Diluted
Net earnings allocated to common shareholders	(33,362)	21,274

Weighted average shares outstanding - Basic	14,185,763	14,289,022

Plus: incremental shares from assumed conversion of stock-based compensation awards	38,985	78,127
Weighted average shares outstanding - Diluted	14,224,748	14,367,149

Basic EPS	$(2.35)	$1.49
Diluted EPS	$(2.35)	$1.48

Stock-based compensation awards representing 53,490 and 369 of common shares during the three months ended September 30, 2023 and 2022, respectively, were not included in the computations of diluted earnings per common share because the effect on those periods would have been anti-dilutive.

	Nine Months Ended
(In thousands, except share and per share data)	9/30/2023	9/30/2022
Basic
Net (loss) income available to common shareholders	$(5,498)	$65,482
Less: income attributable to unvested stock-based compensation awards	(34)	(209)
Net earnings allocated to common shareholders	(5,532)	65,273

Weighted average shares outstanding, including unvested stock-based compensation awards	14,461,819	14,541,772

Less: unvested stock-based compensation awards	(186,890)	(206,738)
Weighted average shares outstanding - Basic	14,274,929	14,335,034

Diluted
Net earnings allocated to common shareholders	(5,532)	65,273

Weighted average shares outstanding - Basic	14,274,929	14,335,034

Plus: incremental shares from assumed conversion of stock-based compensation awards	44,906	75,498
Weighted average shares outstanding - Diluted	14,319,835	14,410,532

Basic EPS	$(0.39)	$4.55
Diluted EPS	$(0.39)	$4.53

Stock-based compensation awards representing approximately 39,266 and 4,719 of common shares during the nine months ended September 30, 2023 and 2022, respectively were not included in the computations of diluted earnings per common share because the effect on those periods would have been anti-dilutive.

7. Other Comprehensive Income (Loss)

The following tables present reclassifications out of accumulated other comprehensive income (loss) for the three and nine month periods ended September 30, 2023 and 2022:

	Three Months Ended September 30, 2023
(In thousands)	Before-Tax Amount	Tax (Expense) Benefit	Net of Tax
Available-for-sale debt securities:
Change in net unrealized gain (loss) during the period	$(37,449)	$9,176	$(28,273)
Reclassification adjustment for net realized loss on sale of available-for-sale debt securities included in net income (loss)	62,932	(15,419)	47,513
Net unrealized gains/losses	25,483	(6,243)	19,240

Employee benefit plans:
Amortization of net retirement plan actuarial gain	279	(68)	211
Amortization of net retirement plan prior service cost	53	(13)	40
Employee benefit plans	332	(81)	251
Other comprehensive (loss) income	$25,815	$(6,324)	$19,491

	Three Months Ended September 30, 2022
(In thousands)	Before-Tax Amount	Tax (Expense) Benefit	Net of Tax
Available-for-sale debt securities:
Change in net unrealized (loss) gain during the period	$(85,912)	$21,039	$(64,873)
Reclassification adjustment for net realized loss on sale of available-for-sale debt securities included in net income	49	(12)	37
Net unrealized gains/losses	(85,863)	21,027	(64,836)

Employee benefit plans:
Amortization of net retirement plan actuarial gain	565	(138)	427
Amortization of net retirement plan prior service cost	54	(13)	41
Employee benefit plans	619	(151)	468
Other comprehensive (loss) income	$(85,244)	$20,876	$(64,368)

	Nine Months Ended September 30, 2023
(In thousands)	Before-Tax Amount	Tax (Expense) Benefit	Net of Tax
Available-for-sale debt securities:
Change in net unrealized gain (loss) during the period	$(27,725)	$6,793	$(20,932)
Reclassification adjustment for net realized loss on sale of available-for-sale debt securities included in net income (loss)	69,984	(17,146)	52,838
Net unrealized gains/losses	42,259	(10,353)	31,906

Employee benefit plans:
Amortization of net retirement plan actuarial loss	837	(205)	632
Amortization of net retirement plan prior service cost	162	(40)	122
Employee benefit plans	999	(245)	754
Other comprehensive (loss) income	$43,258	$(10,598)	$32,660

	Nine Months Ended September 30, 2022
(In thousands)	Before-Tax Amount	Tax (Expense) Benefit	Net of Tax
Available-for-sale debt securities:
Change in net unrealized (loss) gain during the period	$(249,937)	$61,210	$(188,727)
Reclassification adjustment for net realized gain on sale of available-for-sale debt securities included in net income	49	(12)	37
Net unrealized gains/losses	(249,888)	61,198	(188,690)

Employee benefit plans:
Amortization of net retirement plan actuarial loss	1,695	(415)	1,280
Amortization of net retirement plan prior service cost	162	(39)	123
Employee benefit plans	1,857	(454)	1,403
Other comprehensive (loss) income	$(248,031)	$60,744	$(187,287)

The following table presents the activity in our accumulated other comprehensive (loss) income for the periods indicated:

(In thousands)	Available-for- Sale Debt Securities	Employee Benefit Plans	Accumulated Other Comprehensive (Loss) Income
Balance at June 30, 2023	$(166,137)	$(29,383)	$(195,520)
Other comprehensive loss before reclassifications	(28,273)	0	(28,273)
Amounts reclassified from accumulated other comprehensive (loss) income	47,513	251	47,764
Net current-period other comprehensive income (loss)	19,240	251	19,491
Balance at September 30, 2023	$(146,897)	$(29,132)	$(176,029)

Balance at January 1, 2023	$(178,803)	$(29,886)	$(208,689)
Other comprehensive loss before reclassifications	(20,932)	0	(20,932)
Amounts reclassified from accumulated other comprehensive (loss) income	52,838	754	53,592
Net current-period other comprehensive (loss) income	31,906	754	32,660
Balance at September 30, 2023	$(146,897)	$(29,132)	$(176,029)

(In thousands)	Available-for- Sale Debit Securities	Employee Benefit Plans	Accumulated Other Comprehensive (Loss) Income
Balance at June 30, 2022	$(138,414)	$(40,455)	$(178,869)
Other comprehensive loss before reclassifications	(64,873)	0	(64,873)
Amounts reclassified from accumulated other comprehensive (loss) income	37	468	505
Net current-period other comprehensive income (loss)	(64,836)	468	(64,368)
Balance at September 30, 2022	$(203,250)	$(39,987)	$(243,237)

Balance at January 1, 2022	$(14,560)	$(41,390)	$(55,950)
Other comprehensive loss before reclassifications	(188,727)	0	(188,727)
Amounts reclassified from accumulated other comprehensive (loss) income	37	1,403	1,440
Net current-period other comprehensive (loss) income	(188,690)	1,403	(187,287)
Balance at September 30, 2022	$(203,250)	$(39,987)	$(243,237)

The following tables present the amounts reclassified out of each component of accumulated other comprehensive (loss) income for the three and nine months ended September 30, 2023 and 2022:

Three Months Ended September 30, 2023
Details about Accumulated other Comprehensive Income (Loss) Components (In thousands)	Amount Reclassified from Accumulated Other Comprehensive (Loss) Income[1]	Affected Line Item in the Statement Where Net Income is Presented
Available-for-sale debt securities:
Unrealized gains and losses on available-for-sale debt securities	$(62,932)	Net loss on securities transactions
	15,419	Tax expense
	(47,513)	Net of tax
Employee benefit plans:
Amortization of the following [2]
Net retirement plan actuarial loss	(279)	Other operating expense
Net retirement plan prior service cost	(53)	Other operating expense
	(332)	Total before tax
	81	Tax benefit
	$(251)	Net of tax

Three Months Ended September 30, 2022
Details about Accumulated other Comprehensive Income (Loss) Components (In thousands)	Amount Reclassified from Accumulated Other Comprehensive (Loss) Income[1]	Affected Line Item in the Statement Where Net Income is Presented
Available-for-sale debt securities:
Unrealized gains and losses on available-for-sale debt securities	$(49)	Net loss on securities transactions
	12	Tax expense
	(37)	Net of tax
Employee benefit plans:
Amortization of the following[2]
Net retirement plan actuarial loss	(565)	Other operating expense
Net retirement plan prior service cost	(54)	Other operating expense
	(619)	Total before tax
	151	Tax benefit
	$(468)	Net of tax

Nine Months Ended September 30, 2023
Details about Accumulated other Comprehensive Income (Loss) Components (In thousands)	Amount Reclassified from Accumulated Other Comprehensive (Loss) Income[1]	Affected Line Item in the Statement Where Net Income is Presented
Available-for-sale debt securities:
Unrealized gains and losses on available-for-sale debt securities	$(69,984)	Net loss on securities transactions
	17,146	Tax expense
	(52,838)	Net of tax
Employee benefit plans:
Amortization of the following[2]
Net retirement plan actuarial loss	(837)	Other operating expense
Net retirement plan prior service cost	(162)	Other operating expense
	(999)	Total before tax
	245	Tax benefit
	$(754)	Net of tax

Nine Months Ended September 30, 2022
Details about Accumulated other Comprehensive Income (Loss) Components (In thousands)	Amount Reclassified from Accumulated Other Comprehensive (Loss) Income[1]	Affected Line Item in the Statement Where Net Income is Presented
Available-for-sale debt securities:
Unrealized gains and losses on available-for-sale debt securities	$(49)	Net loss on securities transactions
	12	Tax expense
	(37)	Net of tax
Employee benefit plans:
Amortization of the following[2]
Net retirement plan actuarial loss	(1,695)	Other operating expense
Net retirement plan prior service cost	(162)	Other operating expense
	(1,857)	Total before tax
	454	Tax benefit
	$(1,403)	Net of tax
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

Components of Net Periodic Benefit Cost

	Pension Benefits		Life and Health		SERP Benefits
	Three Months Ended		Three Months Ended		Three Months Ended
(In thousands)	9/30/2023	9/30/2022	9/30/2023	9/30/2022	9/30/2023	9/30/2022
Service cost	$0	$0	$8	$43	$11	$19
Interest cost	819	496	89	56	287	203
Expected return on plan assets	(1,198)	(1,471)	0	0	0	0
Amortization of net retirement plan actuarial loss	289	304	(10)	49	0	212
Amortization of net retirement plan prior service (credit) cost	0	0	(16)	(15)	69	69
Net periodic benefit (income) cost	$(90)	$(671)	$71	$133	$367	$503

	Pension Benefits		Life and Health		SERP Benefits
	Nine Months Ended		Nine Months Ended		Nine Months Ended
(In thousands)	9/30/2023	9/30/2022	9/30/2023	9/30/2022	9/30/2023	9/30/2022
Service cost	$0	$0	$24	$130	$32	$58
Interest cost	2,456	1,489	266	167	861	610
Expected return on plan assets	(3,592)	(4,414)	0	0	0	0
Amortization of net retirement plan actuarial loss	867	913	(30)	147	0	635
Amortization of net retirement plan prior service cost (credit)	0	0	(46)	(46)	208	208
Net periodic benefit (income) cost	$(269)	$(2,012)	$214	$398	$1,101	$1,511

The service component of net periodic benefit cost for the Company's benefit plans is recorded as a part of salaries and wages in the consolidated statements of income. All other components are recorded as part of other operating expenses in the consolidated statements of income.

The Company realized approximately $754,000 and $1.4 million, net of tax, as amortization of amounts previously recognized in accumulated other comprehensive (loss) income, for the nine months ended September 30, 2023 and 2022, respectively.

The Company is not required to contribute to the pension plan, but it may make voluntary contributions. The Company did not contribute to the pension plan in the first nine months of 2023 and 2022.

9. Other Income and Operating Expense

Other income and operating expense totals are presented in the table below. Components of these totals exceeding 1% of the aggregate of total noninterest income and total noninterest expenses for any of the periods presented below are stated separately.

	Three Months Ended		Nine Months Ended
(In thousands)	9/30/2023	9/30/2022	9/30/2023	9/30/2022
Noninterest Income
Other service charges	$645	$721	$1,909	$2,017
Earnings from corporate owned life insurance	(2)	(236)	1,167	357
Net gains on the sale of loans originated for sale	21	83	86	140
Other income	326	409	1,372	1,180
Total other income	$990	$977	$4,534	$3,694
Noninterest Expenses
Marketing expense	$782	$1,207	$3,575	$3,719
Professional fees	1,761	1,665	5,689	4,990
Legal fees	293	298	1,347	1,006
Technology expense	3,928	3,890	11,590	11,253
FDIC insurance	1,041	719	2,874	2,097
Cardholder expense	1,059	1,129	3,192	3,551
Other expenses	4,602	3,329	13,136	10,670
Total other operating expense	$13,466	$12,237	$41,403	$37,286

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

Generally, this guidance strives to improve the accounting for acquired revenue contracts with customers in a business combination by addressing diversity and inconsistency amongst entities in measuring contract assets and liabilities. The update requires that an entity (acquirer) recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606 as if it had originated the contract. Changes in the acquiree’s balance of contract asset and contract liabilities identified as necessary to conform to the acquirer’s accounting policies would result in a reallocation of the purchase price.

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

The following tables present noninterest income, segregated by revenue streams in-scope and out-of-scope of ASC 606, for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended
(In thousands)	09/30/2023	09/30/2022
Noninterest Income
In-scope of Topic 606:
Commissions and Fees	$10,301	$9,827
Installment Billing	138	126
Refund of Commissions	(60)	(133)
Contract Liabilities/Deferred Revenue	0	1
Contingent Commissions	1,018	1,004
Subtotal Insurance Revenues	11,397	10,825
Trust and Asset Management	3,423	3,209
Mutual Fund & Investment Income	919	1,128
Subtotal Investment Service Income	4,342	4,337
Service Charges on Deposit Accounts	1,754	1,917
Card Services Income	2,860	2,731
Other	314	332
Noninterest Income (in-scope of ASC 606)	20,667	20,142
Noninterest Income (out-of-scope of ASC 606)	(62,291)	550
Total Noninterest Income	$(41,624)	$20,692

	Nine Months Ended
(In thousands)	9/30/2023	9/30/2022
Noninterest Income
In-scope of Topic 606:
Commissions and Fees	$26,796	$25,663
Installment Billing	97	124
Refund of Commissions	113	(151)
Contract Liabilities/Deferred Revenue	(298)	(266)
Contingent Commissions	2,870	3,201
Subtotal Insurance Revenues	29,578	28,571
Trust and Asset Management	10,494	9,834
Mutual Fund & Investment Income	3,035	4,016
Subtotal Investment Service Income	13,529	13,850
Service Charges on Deposit Accounts	5,140	5,452
Card Services Income	8,629	8,233
Other	989	957
Noninterest Income (in-scope of ASC 606)	57,865	57,063
Noninterest Income (out-of-scope of ASC 606)	(66,474)	2,558
Total Noninterest Income	$(8,609)	$59,621

Contract Balances
A contract asset balance occurs when an entity performs a service for a customer before the customer pays consideration or before payment is due, which would result in contract receivables or assets, respectively. A contract liability balance is an entity’s obligation to transfer a service to a customer for which the entity has already received payment or for which payment is due from the customer. The Company’s noninterest revenue streams, excluding some insurance commissions and fees, are largely based on transactional activity, or standard month-end revenue accruals such as asset management fees based on month-end market values. Receivables primarily consist of amounts due for insurance and wealth management services performed for which the Company's performance obligations have been fully satisfied. Receivables for the insurance and wealth management services segments amounted to $6.1 million and $2.7 million, respectively, at September 30, 2023, compared to $6.1 million and $2.5 million, respectively, at December 31, 2022. Included in those amounts are contract assets related to contingent income of $2.3 million and $2.9 million, respectively, at September 30, 2023 and December 31, 2022, and contract liabilities of $0.5 million and $1.6 million, respectively, at September 30, 2023 and December 31, 2022.

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

11. Financial Guarantees

The Company currently does not issue any guarantees that would require liability recognition or disclosure, other than standby letters of credit. The Company extends standby letters of credit to its customers in the normal course of business. The standby letters of credit are generally short-term. As of September 30, 2023, the Company’s maximum potential obligation under standby letters of credit was $35.6 million compared to $35.8 million at December 31, 2022. Management uses the same credit policies to extend standby letters of credit that it uses for on-balance sheet lending decisions and may require collateral to support standby letters of credit based upon its evaluation of the counterparty. Management does not anticipate any significant losses as a result of these transactions, and has determined that the fair value of standby letters of credit is not significant.

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

Banking
Tompkins Community Bank has twelve banking offices located in Ithaca, NY and surrounding communities; fifteen banking offices located in the Genesee Valley region of New York State, which includes Monroe County; thirteen banking offices located in the counties north of New York City; and nineteen banking offices headquartered and operating in the areas surrounding southeastern Pennsylvania.

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

Three Months Ended September 30, 2023
(In thousands)	Banking	Insurance	Wealth Management	Intercompany	Consolidated
Interest income	$75,465	$1	$0	$(1)	$75,465
Interest expense	24,453	0	0	(1)	24,452
Net interest income	51,012	1	0	0	51,013
Provision for credit loss expense	1,150	0	0	0	1,150
Noninterest income	(57,007)	11,529	4,414	(560)	(41,624)
Noninterest expense	39,648	7,109	3,668	(559)	49,866
(Loss) Income before income tax expense	(46,793)	4,421	746	(1)	(41,627)
Income tax (benefit) expense	(9,701)	1,213	184	0	(8,304)
Net (Loss) Income attributable to noncontrolling interests and Tompkins Financial Corporation	(37,092)	3,208	562	(1)	(33,323)
Less: Net income attributable to noncontrolling interests	31	0	0	0	31
Net (Loss) Income attributable to Tompkins Financial Corporation	$(37,123)	$3,208	$562	$(1)	$(33,354)

Depreciation and amortization	$2,702	$44	$44	$0	$2,790
Assets	7,632,733	46,222	28,730	(16,523)	7,691,162
Goodwill	64,655	19,866	8,081	0	92,602
Other intangibles, net	967	1,416	38	0	2,421
Net loans and leases	5,385,524	0	0	0	5,385,524
Deposits	6,645,587	0	0	(22,151)	6,623,436
Total Equity	545,037	36,745	30,574	0	612,356

Three Months Ended September 30, 2022
(In thousands)	Banking	Insurance	Wealth Management	Intercompany	Consolidated
Interest income	$63,670	$1	$0	$(1)	$63,670
Interest expense	5,560	0	0	(1)	5,559
Net interest income	58,110	1	0	0	58,111
Provision for credit loss expense	1,056	0	0	0	1,056
Noninterest income	5,973	10,953	4,342	(576)	20,692
Noninterest expense	39,448	7,178	3,552	(576)	49,602
Income before income tax expense	23,579	3,776	790	0	28,145
Income tax expense	5,528	1,052	194	0	6,774
Net Income attributable to noncontrolling interests and Tompkins Financial Corporation	18,051	2,724	596	0	21,371
Less: Net income attributable to noncontrolling interests	31	0	0	0	31
Net Income attributable to Tompkins Financial Corporation	$18,020	$2,724	$596	$0	$21,340

Depreciation and amortization	$2,652	$44	$36	$0	$2,732
Assets	7,721,022	46,807	28,761	(16,649)	7,779,941
Goodwill	64,655	19,866	8,081	0	92,602
Other intangibles, net	1,137	1,742	53	0	2,932
Net loans and leases	5,163,664	0	0	0	5,163,664
Deposits	6,954,839	0	0	(18,113)	6,936,726
Total Equity	511,298	35,625	26,036	0	572,959

Nine Months Ended September 30, 2023
(In thousands)	Banking	Insurance	Wealth Management	Intercompany	Consolidated
Interest income	$216,573	$3	$0	$(3)	$216,573
Interest expense	59,421	0	0	(3)	59,418
Net interest income	157,152	3	0	0	157,155
Provision for credit loss expense	2,578	0	0	0	2,578
Noninterest income	(50,687)	29,963	13,771	(1,656)	(8,609)
Noninterest expense	120,882	21,526	11,240	(1,656)	151,992
(Loss) Income before income tax expense	(16,995)	8,440	2,531	0	(6,024)
Income tax (benefit) expense	(3,565)	2,323	623	0	(619)
Net (Loss) Income attributable to noncontrolling interests and Tompkins Financial Corporation	(13,430)	6,117	1,908	0	(5,405)
Less: Net income attributable to noncontrolling interests	93	0	0	0	93
Net (Loss) Income attributable to Tompkins Financial Corporation	$(13,523)	$6,117	$1,908	$0	$(5,498)

Depreciation and amortization	$7,942	$133	$133	$0	$8,208

Nine Months Ended September 30, 2022
(In thousands)	Banking	Insurance	Wealth Management	Intercompany	Consolidated
Interest income	$183,798	$4	$0	$(3)	$183,799
Interest expense	10,815	0	0	(3)	10,812
Net interest income	172,983	4	0	0	172,987
Provision for credit loss expense	1,392	0	0	0	1,392
Noninterest income	18,495	28,959	13,874	(1,707)	59,621
Noninterest expense	116,031	20,492	10,745	(1,707)	145,561
Income before income tax expense	74,055	8,471	3,129	0	85,655
Income tax expense	16,948	2,361	770	0	20,079
Net Income attributable to noncontrolling interests and Tompkins Financial Corporation	57,107	6,110	2,359	0	65,576
Less: Net income attributable to noncontrolling interests	94	0	0	0	94
Net Income attributable to Tompkins Financial Corporation	$57,013	$6,110	$2,359	$0	$65,482

Depreciation and amortization	$7,745	$132	$100	$0	$7,977

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

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of September 30, 2023 and December 31, 2022, segregated by the level of valuation inputs within the fair value hierarchy used to measure fair value:

Recurring Fair Value Measurements
September 30, 2023
(In thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Assets
Available-for-sale debt securities
U.S. Treasuries	$107,294	$0	$107,294	$0
Obligations of U.S. Government sponsored entities	459,941	0	459,941	0
Obligations of U.S. states and political subdivisions	77,237	0	77,237	0
Mortgage-backed securities – residential, issued by:
U.S. Government agencies	45,399	0	45,399	0
U.S. Government sponsored entities	696,309	0	696,309	0
U.S. corporate debt securities	2,330	0	2,330	0
Total Available-for-sale debt securities	$1,388,510	$0	$1,388,510	$0

Equity securities, at fair value	$741	$0	$0	$741
Derivatives designated as hedging instruments	3,991	0	3,991	0
Derivatives not designated as hedging instruments	47	0	47	0
Liabilities
Derivatives not designated as hedging instruments	$56	$0	$56	$0

Recurring Fair Value Measurements
December 31, 2022
(In thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Assets
Available-for-sale debt securities
U.S. Treasuries	$167,251	$0	$167,251	$0
Obligations of U.S. Government sponsored entities	601,167	0	601,167	0
Obligations of U.S. states and political subdivisions	85,281	0	85,281	0
Mortgage-backed securities – residential, issued by:
U.S. Government agencies	52,668	0	52,668	0
U.S. Government sponsored entities	686,222	0	686,222	0
U.S. corporate debt securities	2,378	0	2,378	0
Total Available-for-sale debt securities	$1,594,967	$0	$1,594,967	$0

Equity securities, at fair value	$777	$0	$0	$777
Liabilities
Derivatives not designated as hedging instruments	$21	$0	$21	$0

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

The change in the fair value of equity securities valued using significant unobservable inputs (level 3), for the periods ended September 30, 2023 and December 31, 2022, was immaterial.

There were no transfers between Levels 1, 2 and 3 for the nine months ended September 30, 2023.

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

Certain assets are measured at fair value on a nonrecurring basis. For the Company, these include loans held for sale, individually evaluated loans, and other real estate owned ("OREO"). For the three and nine months ended September 30, 2023, certain individually evaluated loans were remeasured and reported at fair value through a specific valuation allowance and/or partial charge-offs for credit losses based upon the fair value of the underlying collateral. Collateral values are estimated using Level 3 inputs based upon customized discounting criteria. In addition to collateral dependent evaluated loans, certain other real estate owned were remeasured and reported at fair value based upon the fair value of the underlying collateral. The fair values of other real estate owned are estimated using Level 2 inputs based on observable market data or Level 3 inputs based on customized discounting criteria. In general, the fair values of other real estate owned are based upon appraisals, with discounts made to reflect estimated costs to sell the real estate. Upon initial recognition, fair value write-downs are taken through a charge-off to the allowance for credit losses. Subsequent fair value write-downs on other real estate owned are reported in other noninterest expense.

Three months ended September 30, 2023
(In thousands)		Fair value measurements at reporting date using:			Gain (losses) from fair value changes
Assets:	As of 09/30/2023	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Three months ended 9/30/2023
Other real estate owned	$0	$0	$0	$0	$1

Three months ended September 30, 2022
(In thousands)		Fair value measurements at reporting date using:			Gain (losses) from fair value changes
Assets:	As of 9/30/2022	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Three months ended 9/30/2022
Individually evaluated loans	$8,099	$0	$0	$8,099	$0
Other real estate owned	247	0		247	27

Nine months ended September 30, 2023
(In thousands)		Fair value measurements at reporting date using:			Gain (losses) from fair value changes
Assets:	As of 09/30/2023	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Nine months ended 9/30/2023
Individually evaluated loans	$3,742	$0	$0	$3,742	$826
Other real estate owned	0	0	0	0	23

Nine months ended September 30, 2022
(In thousands)		Fair value measurements at reporting date using:			Gain (losses) from fair value changes
Assets:	As of 09/30/2022	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Nine months ended 9/30/2022
Individually evaluated loans	$10,138	$0	$0	$10,138	$59
Other real estate owned	247	0		247	49

The fair value estimates, methods and assumptions set forth below for the Company's financial instruments, including those financial instruments carried at cost, are made solely to comply with disclosures required by GAAP and should be read in conjunction with the financial statements and notes included in this Report.

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

The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments at September 30, 2023 and December 31, 2022. The carrying amounts shown in the table are included in the Consolidated Statements of Condition under the indicated captions.

Estimated Fair Value of Financial Instruments
September 30, 2023
(In thousands)	Carrying Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets:
Cash and cash equivalents	$140,216	$140,216	$140,216	$0	$0
Securities - held-to-maturity	312,385	252,978	0	252,978	0
FHLB and other stock	19,985	19,985	0	19,985	0
Accrued interest receivable	26,535	26,535	0	26,535	0
Loans/leases, net[1]	5,385,524	4,994,285	0	0	4,994,285

Financial Liabilities:

Time deposits	$880,412	$869,728	$0	$869,728	$0
Other deposits	5,743,024	5,743,024	0	5,743,024	0
Fed funds purchased and securities sold
under agreements to repurchase	56,120	56,120	0	56,120	0
Other borrowings	296,800	293,922	0	293,922	0
Accrued interest payable	2,392	2,392	0	2,392	0

Estimated Fair Value of Financial Instruments
December 31, 2022
(In thousands)	Carrying Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets:
Cash and cash equivalents	$77,837	$77,837	$77,837	$0	$0
Securities - held to maturity	312,344	261,692	0	261,692	0
FHLB and other stock	17,720	17,720	0	17,720	0
Accrued interest receivable	24,865	24,865	0	24,865	0
Loans/leases, net[1]	5,222,977	4,939,246	0	0	4,939,246

Financial Liabilities:

Time deposits	$631,411	$616,488	$0	$616,488	$0
Other deposits	5,970,884	5,970,884	0	5,970,884	0
Fed funds purchased and securities
sold under agreements to repurchase	56,278	56,278	0	56,278	0
Other borrowings	291,300	289,234	0	289,234	0
Accrued interest payable	1,420	1,420	0	1,420	0
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

Securities - Held-to-Maturity: Fair values for U.S. Treasury securities are based on quoted market prices. Fair values for obligations of U.S. government sponsored entities, and mortgage-backed securities-residential are based on quoted market prices, where available, as provided by third party pricing vendors. If quoted market prices were not available, fair values are based on quoted market prices of comparable instruments in active markets and/or based upon a matrix pricing methodology, which uses comprehensive interest rate tables to determine market price, movement and yield relationships. These securities are reviewed periodically to determine if there are any events or changes in circumstances that would adversely affect their value.

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

Fed Funds Purchased and Securities Sold Under Agreements to Repurchase: The carrying amount of these instruments approximate fair value because the instruments have short-term maturities.

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

As of September 30, 2023, the following amounts were recorded on the balance sheet related to cumulative basis adjustment for fair value hedges. As of December 31, 2022, there no balances for Fixed Rate Loans.

Line Item in the Statement of Financial Position in Which the Hedged Item is Included	Carrying Amount of the Hedged Assets/(Liabilities)	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets/(Liabilities)
	September 30, 2023	September 30, 2023
Fixed Rate Loans[1]	$146,125	$(3,875)
Total	$146,125	$(3,875)
[1] These amounts include the amortized cost basis of closed portfolios of fixed rate loans used to designate hedging relationships in which the hedged item is the stated amount of assets in the closed portfolio anticipated to be outstanding for the designated hedged period. At September 30, 2023, the amortized cost basis of the closed portfolios used in these hedging relationships was $775.0 million; the cumulative basis adjustments associated with these hedging relationships was $3.9 million; and the amounts of the designated hedged items were $150.0 million.

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

Tabular Disclosure of Fair Values of Derivative Instruments on the Consolidated Statements of Condition

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the consolidated statements of condition as of September 30, 2023 and December 31, 2022. The Company began entering into derivative transactions in the second quarter of 2022. Amounts below are presented on a net basis in accordance with applicable accounting guidance.

Derivative Assets
	September 30, 2023
	Notional	Balance Sheet	Fair
(In thousands)	Amount	Location	Value*
Derivatives designated as hedging instruments
Interest Rate Products	$150,000	Other Assets	$3,991
Total derivatives designated as hedging instruments			$3,991

Derivatives not designated as hedging instruments
Interest Rate Products	$2,842	Other Assets	$47
Risk Participation Agreement	0	Other Assets	0
Total derivatives not designated as hedging instruments			$47

Derivative Assets
	December 31, 2022
	Notional	Balance Sheet	Fair
(In thousands)	Amount	Location	Value
Derivatives designated as hedging instruments
Interest Rate Products	$0	Other Assets	$0
Total derivatives not designated as hedging instruments			$0

Derivatives not designated as hedging instruments
Interest Rate Products	$0	Other Assets	$0
Risk Participation Agreement	0	Other Assets	0
Total derivatives not designated as hedging instruments			$0

Derivative Liabilities
	September 30, 2023
	Notional	Balance Sheet	Fair
(In thousands)	Amount	Location	Value
Derivatives not designated as hedging instruments
Interest Rate Products	$2,842	Other Liabilities	$49
Risk Participation Agreement	7,499	Other Liabilities	7
Total derivatives not designated as hedging instruments			$56

Derivative Liabilities
	December 31, 2022
	Notional	Balance Sheet	Fair
(In thousands)	Amount	Location	Value
Derivatives not designated as hedging instruments
Risk Participation Agreement	$7,499	Other Liabilities	$21
Total derivatives not designated as hedging instruments			$21

Tabular Disclosure of the Effect of Fair Value and Cash Flow Hedge Accounting on the Consolidated Statements of Income

The table below presents the effect of the Company’s derivative financial instruments on the consolidated statements of income for the three and nine months ended September 30, 2023 and 2022:

The Effect of Fair Value and Cash Flow Hedge Accounting on the Statement of Financial Performance
	Location of Gain or (Loss) Recognized in Income on Derivative
	Three Months Ended September 30, 2023	Three Months Ended September 30, 2022
(In thousands)	Interest Income
Total amounts of income and expense line items presented in the statement of financial performance in which the effects of fair value or cash flow hedges are recorded	$647	$0
The effects of fair value and cash flow hedging:
Gain or (loss) on fair value hedging relationships in Subtopic 815-20
Interest contracts
Hedged items	(555)	0
Derivatives designated as hedging instruments	1,202	0

The Effect of Fair Value and Cash Flow Hedge Accounting on the Statement of Financial Performance
	Location of Gain or (Loss) Recognized in Income on Derivative
	Nine Months Ended September 30, 2023	Nine Months Ended September 30, 2022
(In thousands)	Interest Income
Total amounts of income and expense line items presented in the statement of financial performance in which the effects of fair value or cash flow hedges are recorded	$952	$0
The effects of fair value and cash flow hedging:
Gain or (loss) on fair value hedging relationships in Subtopic 815-20
Interest contracts
Hedged items	(3,875)	0
Derivatives designated as hedging instruments	4,827	0

Tabular Disclosure of the Effect of Derivatives Not Designated as Hedging Instruments on the Income Statement

The table below presents the effect of the Company’s derivative financial instruments that are not designated as hedging instruments on the consolidated statements of income for the three and nine months ended September 30, 2023 and 2022:

Effect of Derivatives Not Designated as Hedging Instruments on the Statement of Financial Performance
Derivatives Not Designated as Hedging Instruments under Subtopic 815-20	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
		Three Months Ended
(In thousands)		September 30, 2023	September 30, 2022

Interest Rate Products	Other income / (expense)	$(2)	$0
Risk Participation Agreement	Other income / (expense)	12	15
Total		$10	$15

Fee Income	Other income / (expense)	$70	$0

Effect of Derivatives Not Designated as Hedging Instruments on the Statement of Financial Performance
Derivatives Not Designated as Hedging Instruments under Subtopic 815-20	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
		Nine Months Ended
(In thousands)		September 30, 2023	September 30, 2022

Interest Rate Products	Other income / (expense)	$(2)	$0
Risk Participation Agreement	Other income / (expense)	14	56
Total		$12	$56

Fee Income	Other income / (expense)	$70	$0
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

As of September 30, 2023, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $0. As of September 30, 2023, the Company has not posted any collateral related to these agreements. The interest rate hedge counterparty has posted $4.2 million of collateral in proportion to potential losses in the derivative position.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

BUSINESS

Tompkins Financial Corporation ("Tompkins" or the "Company") is headquartered in Ithaca, New York and is registered as a Financial Holding Company with the Federal Reserve Board under the Bank Holding Company Act of 1956, as amended. The Company is a locally-oriented, community-based financial services organization that offers a full array of products and services, including commercial and consumer banking, leasing, trust and investment management, financial planning and wealth management, and insurance services. At September 30, 2023, the Company had one wholly-owned banking subsidiary, Tompkins Community Bank. Tompkins Community Bank provides a full array of wealth management services under the Tompkins Financial Advisors brand, including investment management, trust and estate, financial and tax planning as well as life, disability and long-term care insurance services. The Company also has a wholly-owned insurance agency subsidiary, Tompkins Insurance Agencies, Inc. ("Tompkins Insurance"). The Company’s principal offices are located at 118 E. Seneca Street, P.O. Box 460, Ithaca, NY, 14850, and its telephone number is (888) 503-5753. The Company’s common stock is traded on the NYSE American under the Symbol "TMP."

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

Business Segments
Banking services consist primarily of attracting deposits from the areas served by Tompkins Community Bank, which has 59 banking offices (40 offices in New York and 19 offices in Pennsylvania) and using those deposits to originate a variety of commercial loans, agricultural loans, consumer loans, real estate loans, and leases. The Company’s lending function is managed within the guidelines of a comprehensive Board-approved lending policy. Reporting systems are in place to provide management with ongoing information related to loan production, loan quality, concentrations of credit, loan delinquencies, and nonperforming and potential problem loans. Banking services also include a full suite of products such as debit cards, credit cards, remote deposit, electronic banking, mobile banking, cash management, and safe deposit services.

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

OTHER IMPORTANT INFORMATION

The following discussion is intended to provide an understanding of the consolidated financial condition and results of operations of the Company for the three and nine months ended September 30, 2023. It should be read in conjunction with the Company’s Audited Consolidated Financial Statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, and the Unaudited Consolidated Financial Statements and notes thereto included in Part I of this Quarterly Report on Form 10-Q.

This Report includes comparisons of the Company’s performance to that of a peer group, which is comprised of the group of 176 domestic bank holding companies with $3 billion to $10 billion in total assets as defined in the Federal Reserve’s "Bank Holding Company Performance Report" for June 30, 2023 (the most recent report available). Although the peer group data is presented based upon financial information that is one fiscal quarter behind the financial information included in this report, the Company believes that it is relevant to include certain peer group information for comparison to current quarter numbers.

Forward-Looking Statements
This Quarterly Report on Form 10-Q contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The statements contained in this Report that are not statements of historical fact may include forward-looking statements that involve a number of risks and uncertainties. Forward-looking statements may be identified by use of such words as "may", "will", "estimate", "intend", "continue", "believe", "expect", "plan", or "anticipate", and other similar words. Examples of forward-looking statements may include statements regarding the asset quality of the Company's loan portfolios; the level of the Company's allowance for credit losses; the sufficiency of liquidity sources; the Company's exposure to changes in interest rates, and to new, changed, or extended government/regulatory expectations; the need to sell securities before recovery of amortized cost; the expected increases in interest income attributable to recent sales of available-for-sale debt securities; the impact of changes in accounting standards; and trends, plans, prospects, growth and strategies. Forward-looking statements are made based on management’s expectations and beliefs concerning future events impacting the Company and are subject to certain uncertainties and factors relating to the Company’s operations and economic environment, all of which are difficult to predict and many of which are beyond the control of the Company, that could cause actual results of the Company to differ materially from those expressed and/or implied by forward-looking statements and historical performance. The following factors, in addition to those listed as Risk Factors in Item 1A of the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2023 and our Annual Report on Form 10-K for the year ended December 31, 2022, are among those that could cause actual results to differ materially from the forward-looking statements and historical performance: changes in general economic, market and regulatory conditions; our ability to attract and retain deposits and other sources of liquidity; gross domestic product growth and inflation trends; the impact of the interest rate and inflationary environment on the Company's business, financial condition and results of operations; other income or cash flow anticipated from the Company's operations, investment and/or lending activities; changes in laws and regulations affecting banks, bank holding companies and/or financial holding companies, including the Dodd-Frank Act, and state and local government mandates; the impact of any change in the FDIC insurance assessment rate or the rules and regulations related to the calculation of the FDIC insurance assessment amount; technological developments and changes; cybersecurity incidents and threats; the ability to continue to introduce competitive new products and services on a timely, cost-effective basis; governmental and public policy changes, including environmental regulation; reliance on large customers; the ability to access financial resources in the amounts, at the times, and on the terms required to support the Company's future businesses; and the economic impact of national and global events, including the response to recent bank failures, the wars in Ukraine and Israel, widespread protests, civil unrest, political uncertainty, and pandemics or other public health crises.

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

Critical Accounting Estimates

The Company's significant accounting policies conform with U.S. generally accepted accounting principles ("GAAP") and are described in Note 1 "Summary of Significant Accounting Policies" in the Notes to Consolidated Financial Statements contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2022. In applying those accounting policies, management of the Company is required to exercise judgment in determining many of the methodologies, assumptions and estimates to be utilized. Certain critical accounting estimates are more dependent on such judgment and in some cases may contribute to volatility in the Company's reported financial performance should the assumptions and estimates used change over time due to changes in circumstances. The more significant area in which management of the Company applies critical assumptions and estimates includes the following:

•Accounting for credit losses - The Company accounts for the allowance for credit losses using the current expected credit loss model. Under this accounting guidance, the allowance for credit losses represents a valuation account that is deducted from the amortized cost basis of certain financial assets, including loans and leases, to present the net amount expected to be collected at the balance sheet date. A provision for credit losses is recorded to adjust the level of the allowance as deemed necessary by management. In estimating expected losses in the loan and lease portfolio, borrower-specific financial data and macro-economic assumptions are utilized to project losses over a reasonable and supportable forecast period. For certain loan pools that share similar risk characteristics, the Company utilizes statistically developed models to estimate amounts and timing of expected future cash flows, collateral values and other factors used to determine the borrowers' abilities to repay obligations. Such models consider historical correlations of credit losses with various macroeconomic assumptions including unemployment and gross domestic product. These forecasts may be adjusted for inherent limitations or biases of the models. Subsequent to the forecast period, the Company utilizes longer-term historical loss experience to estimate losses over the remaining contractual life of the loans. Changes in the circumstances considered when determining management's estimates and assumptions could result in changes in those estimates and assumptions, which could result in adjustment of the allowance for credit losses in future periods. A discussion of facts and circumstances considered by management in determining the allowance for credit losses is included herein in Note 5 - "Allowance for Credit Losses" in the Notes to the Unaudited Consolidated Financial Statements.

Recent Events

During the first half of 2023, the banking industry experienced significant volatility with high-profile bank failures, which resulted in industry wide concerns related to liquidity, deposit outflows, unrealized securities losses and eroding consumer confidence in the banking system. In response to these developments, the Company took a number of preemptive actions in the first quarter, which included proactive outreach to clients and actions to maximize its funding sources such as establishing the ability to borrow through the newly established Federal Reserve borrowing program called the Bank Term Funding Program. The Company maintains ready access liquidity of $1.6 billion through its membership with the Federal Home Loan Bank ("FHLB") and FRB. The Company’s total deposits of $6.6 billion at September 30, 2023 were up $168.8 million, or 2.6% from June 30, 2023 and flat compared to December 31, 2022. At September 30, 2023, the Company estimates total uninsured deposits of $3.1 billion. These uninsured deposit balances of $3.1 billion at September 30, 2023 include $1.3 billion of collateralized government deposits and $1.8 billion of uninsured deposits without liquid collateral pledged. Total insured deposits and collateralized government deposits represent 72.4% of the Company's total FDIC insurance eligible deposits at September 30, 2023. At September 30, 2023, Tier 1 leverage and Total Capital ratios were 9.01% and 13.46%, respectively, compared to 9.34% and 14.42% at December 31, 2022. The decrease for the year-to-date period was mainly due to the recognition of the $70.0 million pre-tax loss on sales of available-for-sale investment securities, including the $62.9 million pre-tax loss recognized in the third quarter of 2023 related to the balance sheet repositioning discussed below.

In September 2023, the Company completed a balance sheet repositioning for general balance sheet, portfolio and interest rate risk management, by selling approximately $429.6 million of available-for-sale debt securities, which resulted in a pre-tax loss on the sale of approximately $62.9 million. Though this sale resulted in an operating loss in the third quarter of 2023, the transaction is expected to favorably impact securities revenue in future periods as the securities sold had an average yield of 0.93%, while the proceeds of the sale were largely reinvested into securities with an estimated yield of approximately 5.12%. The weighted average life of the securities purchased and sold was approximately 4.3 years. In the second quarter of 2023, the Company sold $80.1 million in available-for-sale debt securities, which resulted in a pre-tax loss of $7.1 million. Approximately $65.0 million of the proceeds were used to pay down overnight borrowings with the FHLB, and the remaining proceeds were reinvested in available-for-sale debt securities.

RESULTS OF OPERATIONS

Performance Summary
Net income for the third quarter of 2023 was a loss of $33.4 million, or $(2.35) diluted (loss) earnings per share, compared to $21.3 million, or $1.48 diluted earnings per share for the same period in 2022. Net income for the first nine months of 2023 was a loss of $5.5 million, or $(0.39) diluted (loss) earnings per share compared to $65.5 million, or $4.53 diluted earnings per share for the first nine months of 2022. The decrease in net income and diluted earnings per share for both the three and nine month periods was primarily due to pre-tax losses on the sales of available-for-sale debt securities totaling $62.9 million (loss of $3.34 per diluted share) in the third quarter of 2023 and $70.0 million (loss of $3.69 per diluted share) year-to-date 2023. In addition to the losses on securities sales, lower net interest income and higher operating expenses also contributed to the decrease in net income in 2023 as compared to 2022. Net interest income for the three and nine months ended September 30, 2023, was down from prior year periods as the increase in interest rates paid on interest-bearing liabilities continues to outpace increases on interest earning asset yields.

Excluding the impact of the realized losses on the sales of investment securities, adjusted net income, a non-GAAP financial measure, was $14.2 million for the three months ended September 30, 2023, down $7.2 million, or 33.7%, when compared to the prior year quarter. Adjusted net income for the nine months ended September 30, 2023 was $47.4 million, down $18.3 million, or 27.8%, when compared to the nine months ended September 30, 2022. Earnings per diluted share adjusted to exclude the impact of realized losses on sales of investment securities (“adjusted diluted earnings per share”), a non-GAAP measure, of $1.00 for the third quarter decreased $0.49 compared to the third quarter of 2022. Adjusted diluted earnings per share of $3.31 for the first nine months of 2023 decreased $1.23 compared to the prior year period. Reconciliations of GAAP amounts with corresponding non-GAAP amounts are presented in the "Non-GAAP Disclosure" on page 69.

Return on average assets ("ROA") for the quarter ended September 30, 2023 was (1.73)%, compared to 1.08% for the quarter ended September 30, 2022. Return on average shareholders’ equity ("ROE") for the third quarter of 2023 was (20.84)%, compared to 13.33% for the same period in 2022. For the year-to-date period ended September 30, 2023, ROA and ROE totaled (0.10)% and (1.15)%, respectively, compared to 1.11% and 13.22%, for the same period in 2022. ROA and ROE, adjusted to exclude the impact of realized losses on sales of investment securities, ("adjusted ROA" and "adjusted ROE"), non-GAAP measures, were 0.74% and 8.86% for the three months ended September 30, 2023 and 0.83% and 9.91% for the nine months ended September 30, 2023. Reconciliations of GAAP amounts with corresponding non-GAAP amounts are presented in "Non-GAAP Disclosure" on page 69.

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

Banking Segment
The banking segment reported a net loss of $37.1 million for the third quarter of 2023, a decrease of $55.1 million, or 306.0% from net income of $18.0 million for the same period in 2022. For the nine months ended September 30, 2023, the banking segment reported a net loss of $13.5 million, a decrease of $70.5 million, or 123.7% from the same period in 2022. The decrease in net income for the three month and nine month periods ended September 30, 2023 compared to the same periods in 2022 was due to lower noninterest income, lower net interest income and higher operating expenses. The decrease in noninterest income for the three and nine months ended September 30, 2023 compared to the same periods in 2022 was mainly a result of losses on the sales of available-for-sale debt securities of $62.9 million and $70.0 million, respectively.

Net interest income of $51.0 million for the third quarter of 2023 was down $7.1 million, or 12.2% from the same period in 2022. For the nine months ended September 30, 2023, net interest income of $157.2 million was down $15.8 million, or 9.2% compared to the first nine months of 2022. The decrease in net interest income compared to prior year was due primarily to the increase in average interest rates on interest-bearing liabilities outpacing increases on interest earning asset yields due to the higher interest rate environment.

The provision for credit losses was $1.2 million for the three months ended September 30, 2023, compared to $1.1 million for the same period in 2022. For the nine month period ended September 30, 2023, the provision for credit losses was $2.6 million compared to $1.4 million for the same period in 2022. The increase in provision for credit losses for both the three and nine month periods is mainly driven by loan growth and a higher coverage ratio, reflecting economic forecasts, higher qualitative reserves and additional reserves for individually evaluated loans. For additional information, see the section titled "The Allowance for Credit Losses" below.

Noninterest income was a loss of $57.0 million for the three months ended September 30, 2023, compared to noninterest income of $6.0 million for the same period in 2022. For the nine months ended September 30, 2023, noninterest income was a loss of $50.7 million compared to noninterest income of $18.5 million for the nine months ended September 30, 2022. The decrease was mainly driven by the pre-tax loss on the sale of securities of $62.9 million and $70.0 million, respectively, for the three and nine months ended September 30, 2023, compared to pre-tax losses of $49,000 on the sale of available-for-sale debt securities for both the same periods in 2022. For the three and nine months ended September 30, 2023, card services income was up $129,000, or 4.7% and $396,000, or 4.8% over the same periods in 2022, while service charges on deposit accounts were down $163,000, or 8.5% and $312,000, or 5.7%, respectively, for the same time periods.

Noninterest expense of $39.6 million and $120.9 million for the three and nine months ended September 30, 2023, respectively, was up $0.2 million, or 0.5% and $4.9 million, or 4.2%, respectively, over the same periods in 2022. The increase in noninterest expense for the three and nine months ended September 30, 2023 over the same period in 2022 was mainly in other operating expenses which were up $1.0 million and $3.2 million, respectively, and higher personnel-related expenses, which were up $1.7 million for the nine month period. Contributing to the growth in other expenses for the nine months ended September 30, 2023, compared to the same period in 2022 were the following: expenses related to the Company’s retirement plans, up $1.0 million; professional fees, up $573,000 and FDIC insurance, up $776,000. The increase in personnel-related expenses was mainly in health insurance, which is up $1.2 million.

Insurance Segment
The insurance segment reported net income of $3.2 million for the three months ended September 30, 2023, which was up $484,000, or 17.8% compared to the third quarter of 2022. Total noninterest revenue was up $576,000, or 5.3% for the third quarter of 2023 compared to the same quarter in the prior year, primarily due to growth in personal lines and commercial lines. The growth in property and casualty commission revenue is attributed to new business and premium increases related to change in general market conditions.

For the nine months ended September 30, 2023, net income was flat compared to the same period in the prior year. Total revenue for the year-to-date period ended September 30, 2023 was up $1.0 million, or 3.5% compared to the same period last year. The increase in revenues for the nine months ended September 30, 2023 compared to the prior year period is mainly due to growth in overall commission revenue of $1.2 million, or 4.5%, with increases in personal lines (up $662,000, or 9.0%), commercial lines (up $318,000, or 2.5%), and employee benefit (up $171,000, or 3.0%) and driven by new business along with rate increases related to current market conditions.

Noninterest expenses for the three months ended September 30, 2023 were down $69,000, or 1.0% compared to the three months ended September 30, 2022. Year-to-date noninterest expenses were up $1.0 million, or 5.0% compared to the nine months ended September 30, 2022. The increase in noninterest expenses for the nine months ended September 30, 2023 was mainly in salaries and wages, reflecting annual merit increases, increases in health insurance, partially offset by decreases in incentive accruals.

Wealth Management Segment
The wealth management segment reported net income of $562,000 for the three months ended September 30, 2023, which was down $34,000, or 5.7% compared to the third quarter of 2022. Revenue for the third quarter of 2023 was up $72,000, or 1.7% compared to the same period last year, primarily due to positive market performance experienced in 2023, which contributed to an increase in assets under management. Total expense for the third quarter of 2023 was up $116,000, or 3.3% compared to the third quarter of 2022, which was primarily attributable to an increase in salaries and wages and benefits as well as technology expenses.

For the nine months ended September 30, 2023, net income of $1.9 million was down $451,000, or 19.1% compared to the same period in the prior year. Total revenue for the year-to-date period ended September 30, 2023 was down $103,000, or 0.7% as compared to the prior year period. Noninterest expense for the nine months ended September 30, 2023 was up $495,000, or 4.6% as compared to the prior year period, with the increase mainly in other operating expenses and higher personnel-related expenses. Contributing to the growth in other expenses for the nine months ended September 30, 2023 compared to the same period in 2022 were the following: expenses related to the Company’s retirement plans, up $208,000 and professional fees, up $64,000. The increase in personnel-related expenses was mainly in salaries and wages, reflecting annual merit increases, and increases in health insurance, partially offset by decreases in incentive accruals.

Net Interest Income

The following tables show average interest-earning assets and interest-bearing liabilities, and the corresponding yield or cost associated with prior quarter of 2023 and for each of the three and nine month periods ended September 30, 2023 and 2022:

Average Consolidated Statements of Condition and Net Interest Analysis (Unaudited)
	Quarter Ended			Quarter Ended
	September 30, 2023			June 30, 2023
	Average			Average
	Balance		Average	Balance		Average
(Dollar amounts in thousands)	(QTD)	Interest	Yield/Rate	(QTD)	Interest	Yield/Rate
ASSETS
Interest-earning assets
Interest-bearing balances due from banks	$11,585	$125	4.29%	$13,585	$183	5.40%
Securities (1)
U.S. Government securities	1,890,659	7,294	1.53%	1,972,719	7,304	1.49%
State and municipal (2)	90,212	576	2.53%	92,194	590	2.57%
Other securities (2)	3,272	59	7.18%	3,288	56	6.86%
Total securities	1,984,143	7,929	1.59%	2,068,201	7,950	1.54%
FHLBNY and FRB stock	24,511	490	7.94%	23,211	323	5.59%
Total loans and leases, net of unearned income (2)(3)	5,385,195	67,199	4.95%	5,304,717	63,709	4.82%
Total interest-earning assets	7,405,434	75,743	4.06%	7,409,714	72,165	3.91%
Other assets	224,442			226,086
Total assets	$7,629,876			$7,635,800
LIABILITIES & EQUITY
Deposits
Interest-bearing deposits
Interest bearing checking, savings, & money market	3,615,395	12,674	1.39%	3,701,229	10,590	1.15%
Time deposits	826,082	6,832	3.28%	745,970	5,055	2.72%
Total interest-bearing deposits	4,441,477	19,506	1.74%	4,447,199	15,645	1.41%
Federal funds purchased & securities sold under agreements to repurchase	57,624	15	0.10%	56,083	15	0.11%
Other borrowings	403,829	4,931	4.84%	379,744	4,315	4.56%
Total interest-bearing liabilities	4,902,930	24,452	1.98%	4,883,026	19,975	1.64%
Noninterest bearing deposits	1,990,320			2,004,560
Accrued expenses and other liabilities	101,646			97,660
Total liabilities	6,994,896			6,985,246
Tompkins Financial Corporation Shareholders’ equity	633,494			649,097
Noncontrolling interest	1,487			1,457
Total equity	634,980			650,554

Total liabilities and equity	$7,629,876			$7,635,800
Interest rate spread			2.08%			2.27%
Net interest income/margin on earning assets		51,291	2.75%		52,191	2.83%

Tax Equivalent Adjustment		(278)			(294)
Net interest income per consolidated financial statements		$51,013			$51,896

Average Consolidated Statements of Condition and Net Interest Analysis (Unaudited)
	Quarter Ended			Quarter Ended
	September 30, 2023			September 30, 2022
	Average			Average
	Balance		Average	Balance		Average
(Dollar amounts in thousands)	(QTD)	Interest	Yield/Rate	(QTD)	Interest	Yield/Rate
ASSETS
Interest-earning assets
Interest-bearing balances due from banks	$11,585	$125	4.29%	$63,516	$85	0.53%
Securities (1)
U.S. Government securities	1,890,659	7,294	1.53%	2,276,380	7,853	1.37%
State and municipal (2)	90,212	576	2.53%	95,627	614	2.55%
Other securities (2)	3,272	59	7.18%	3,323	37	4.44%
Total securities	1,984,143	7,929	1.59%	2,375,330	8,504	1.42%
FHLBNY and FRB stock	24,511	490	7.94%	15,058	166	4.38%
Total loans and leases, net of unearned income (2)(3)	5,385,195	67,199	4.95%	5,185,219	55,265	4.23%
Total interest-earning assets	7,405,434	75,743	4.06%	7,639,123	64,020	3.32%
Other assets	224,442			214,724
Total assets	$7,629,876			$7,853,847
LIABILITIES & EQUITY
Deposits
Interest-bearing deposits
Interest bearing checking, savings, & money market	3,615,395	12,674	1.39%	3,979,590	2,863	0.29%
Time deposits	826,082	6,832	3.28%	596,299	1,331	0.89%
Total interest-bearing deposits	4,441,477	19,506	1.74%	4,575,889	4,194	0.36%
Federal funds purchased & securities sold under agreements to repurchase	57,624	15	0.10%	53,810	14	0.10%
Other borrowings	403,829	4,931	4.84%	232,158	1,351	2.31%
Total interest-bearing liabilities	4,902,930	24,452	1.98%	4,861,857	5,559	0.45%
Noninterest bearing deposits	1,990,320			2,250,263
Accrued expenses and other liabilities	101,646			106,403
Total liabilities	6,994,896			7,218,523
Tompkins Financial Corporation Shareholders’ equity	633,494			633,837
Noncontrolling interest	1,487			1,487
Total equity	634,980			635,324

Total liabilities and equity	$7,629,876			$7,853,847
Interest rate spread			2.08%			2.87%
Net interest income/margin on earning assets		51,291	2.75%		58,461	3.04%

Tax Equivalent Adjustment		(278)			(350)
Net interest income per consolidated financial statements		$51,013			$58,111

Average Consolidated Statements of Condition and Net Interest Analysis (Unaudited)
	Year to Date Period Ended			Year to Date Period Ended
	September 30, 2023			September 30, 2022
	Average			Average
	Balance		Average	Balance		Average
(Dollar amounts in thousands)	(YTD)	Interest	Yield/Rate	(YTD)	Interest	Yield/Rate
ASSETS
Interest-earning assets
Interest-bearing balances due from banks	$12,630	$447	4.73%	$94,988	$190	0.27%
Securities (1)
U.S. Government securities	1,965,039	22,022	1.50%	2,291,635	22,960	1.34%
State and municipal (2)	91,858	1,764	2.57%	98,262	1,882	2.56%
Other securities (2)	3,281	169	6.87%	3,349	88	3.52%
Total securities	2,060,178	23,955	1.55%	2,393,247	24,930	1.39%
FHLBNY and FRB stock	21,519	1,113	6.93%	12,481	391	4.19%
Total loans and leases, net of unearned income (2)(3)	5,314,221	191,946	4.83%	5,119,309	159,353	4.16%
Total interest-earning assets	7,408,548	217,461	3.92%	7,620,025	184,864	3.24%
Other assets	224,594			244,615
Total assets	$7,633,142			$7,864,640
LIABILITIES & EQUITY
Deposits
Interest-bearing deposits
Interest bearing checking, savings, & money market	3,715,931	31,905	1.15%	4,070,607	4,502	0.15%
Time deposits	749,198	15,428	2.75%	610,432	3,785	0.83%
Total interest-bearing deposits	4,465,129	47,333	1.42%	4,681,039	8,287	0.24%
Federal funds purchased & securities sold under agreements to repurchase	57,077	44	0.10%	57,606	45	0.10%
Other borrowings	351,600	12,041	4.58%	176,007	2,480	1.88%
Total interest-bearing liabilities	4,873,806	59,418	1.63%	4,914,652	10,812	0.29%
Noninterest bearing deposits	2,019,917			2,183,258
Accrued expenses and other liabilities	100,491			104,445
Total liabilities	6,994,214			7,202,356
Tompkins Financial Corporation Shareholders’ equity	637,472			660,826
Noncontrolling interest	1,456			1,458
Total equity	638,928			662,284

Total liabilities and equity	$7,633,142			$7,864,640
Interest rate spread			2.29%			2.95%
Net interest income/margin on earning assets		158,043	2.85%		174,052	3.05%

Tax Equivalent Adjustment		(888)			(1,065)
Net interest income per consolidated financial statements		$157,155			$172,987
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

Net Interest Income
Net interest income is the Company’s largest source of revenue, and is dependent on the volume and composition of interest earning assets and interest-bearing liabilities and the level of market interest rates. The above table shows average interest-earning assets and interest-bearing liabilities, and the corresponding yield or cost associated with each.

Net interest income for the three months and nine months ended September 30, 2023, was down $7.1 million, or 12.2%, and $15.8 million, or 9.2%, respectively, from the same periods in 2022. The decrease was primarily due to higher funding costs and a decrease in average earning assets, partially offset by an increase in the average yield on interest-earning assets and a decrease in average interest-bearing liabilities in 2023 compared to 2022.

Net interest margin for the three months ended September 30, 2023 was 2.75% compared to 3.04% for the same period in 2022. Net interest margin for the nine months ended September 30, 2023 was 2.85% compared to 3.05% for the same period in 2022. The decrease in net interest margin for the three and nine months ended September 30, 2023 compared to the same periods in 2022 was due to increases in interest rates on interest-bearing liabilities outpacing increases on interest earning asset yields due to the higher interest rate environment, as well as increases in higher rate borrowings due to lower deposit balances.

The quarterly net interest margin for the third quarter of 2023 was 2.75%, down from a net interest margin of 2.83% for the second quarter of 2023. The decrease in net interest margin was driven mainly by higher funding costs during the third quarter as a result of higher average rates paid on interest-bearing deposits and borrowings exceeding the growth in average earning asset yields. The average cost of interest-bearing liabilities for the third quarter of 2023 was 1.98% compared to 1.64% for the second quarter of 2023, while the average yield on interest-earning assets was 4.06% and 3.91% for the same two periods.

Interest income for the three and nine months ended September 30, 2023 was $75.5 million and $216.6 million, up 18.5% and 17.8%, respectively, compared to the same periods in 2022. The growth in the three and nine month periods was mainly driven by higher interest earning asset yields due to the higher interest rate environment, and partially offset by decreases in the volume of average interest-earning assets. For the three and nine months ended September 30, 2023 average yield on interest-earning assets increased 74 and 68 basis points, respectively, over the same periods in 2022. Average interest-earning assets for the three and nine months ended September 30, 2023, decreased $233.7 million, or 3.1% and $211.5 million, or 2.8%, respectively, compared to the same periods in 2022.

Interest income on loans for the three and nine months ended September 30, 2023, was up $12.0 million, or 21.8% and $32.7 million, or 20.6% compared to the same periods in 2022, driven by higher average yields and higher average balances. The average yields on loans for the three and nine months ended September 30, 2023, of 4.95% and 4.83% respectively, were up 72 and 67 basis points from the same periods in 2022. The increase in loan yields was a result of market-related increases in interest rates on new loans, a significant increase in variable and adjustable rate loan yields driven by rising market interest rates, including the prime rate, and new loan originations. The three and nine months ended September 30, 2023 average loan balances were up $200.0 million, or 3.9% and $194.9 million, or 3.8% over the same periods of 2022.

Interest income on securities for the three and nine months ended September 30, 2023, was down $234,000, or 2.7% and $205,000, or 0.8% as compared to the same periods in 2022, as higher average yields were more than offset by lower average balances. The average yield on total securities for the three and nine months ended September 30, 2023, were up 17 basis points and 16 basis points, respectively, over the same periods in 2022, while average balances for securities were down $391.2 million, or 16.5% and $333.1 million, or 13.9%, respectively, over the same periods in 2022. The increase in securities yields were driven by market interest rate increases and the sales and maturities of certain available-for-sale investment securities during the first nine months of 2023. During the second quarter of 2023, the Company sold $80.9 million and used the proceeds mainly to pay down overnight borrowings with the FHLB. During the third quarter of 2023 the Company sold $429.6 million of available-for-sale debt securities with an average yield of 0.93% and reinvested $357.3 million of the proceeds into securities with an estimated yield of approximately 5.12%. The weighted average life of the securities purchased and sold was approximately 4.3 years.

Interest expense for the three months ended September 30, 2023 increased $18.9 million, or 339.9%, and increased $48.6 million, or 449.6% for the nine month period ended September 30, 2023 compared to the same periods in 2022. The increase was mainly driven by the increase in the average rates paid on interest-bearing liabilities. The average cost of interest-bearing deposits for the three and nine months ended September 30, 2023 was 1.74% and 1.42%, respectively, up 138 and 118 basis points, respectively, as compared to the same periods in 2022. The rate paid on average interest-bearing deposits increased as interest rates on certain interest-bearing deposits were raised in response to market conditions. Average interest-bearing deposits for the three and nine months ended September 30, 2023, were down $134.4 million, or 2.9% and $215.9 million, or 4.6%, respectively, from the same three and nine months period in 2022. Average noninterest bearing deposits were down $259.9 million, or 11.6% for the three months ended September 30, 2023 when compared to the third quarter of 2022, and for the nine months ended September 30, 2023 were down $163.3 million, or 7.48% compared to the same period in 2022.

The average rate paid on other borrowings for the three and nine months ended September 30, 2023, were up 253 basis points and 270 basis points, respectively, over the same periods in 2022. The increase in the cost of average borrowings was primarily the result of the greater utilization of comparatively higher rate overnight borrowings to fund loan growth as a result of lower average deposit balances. Average other borrowings for the three and nine months ended September 30, 2023 were up $171.7 million, or 73.9%, and up $175.6 million, or 99.8%, respectively, compared to the same periods in 2022.
Provision for Credit Losses
The provision for credit losses represents management’s estimate of the amount necessary to maintain the allowance for credit losses ("ACL") at an appropriate level. Provision for credit losses in the third quarter of 2023 was $1.2 million compared to $1.1 million for the third quarter of 2022. Provision for credit losses for the nine months ended September 30, 2023 was $2.6 million compared to $1.4 million for the same period in 2022. The provision for credit losses for the three and nine months ended September 30, 2023 included a provision expense of $182,000 and $371,000, respectively, related to off-balance sheet credit exposures compared to a credit of $45,000 and an expense of $245,000, respectively, for the same periods in 2022. The increase in provision for credit losses for both the three and nine month periods is mainly driven by economic forecasts, loan growth, and changes in asset quality. The section captioned "Financial Condition – The Allowance for Credit Losses" below has further details on the allowance for credit losses and asset quality metrics.

Noninterest Income
Noninterest income was a loss of $41.6 million and a loss of $8.6 million for the three and nine months ended September 30, 2023, which were down $62.3 million and $68.2 million, respectively, from the same periods in 2022. The net loss for both periods and the decrease from prior year was primarily the result of the $62.9 million pre-tax loss on the sale of certain available-for-sale debt securities in connection with a strategic balance sheet repositioning executed during the third quarter of 2023. Fee-based revenues, including insurance commissions and fees, wealth management fees, service charges on deposit accounts and card services income, for the third quarter and nine months ended September 30, 2023, were collectively up $543,000, or 2.7%, and $770,000, or 1.4%, respectively, over the same periods in 2022.

Insurance commissions and fees, the largest component of noninterest income, were $11.4 million for the third quarter of 2023, an increase of 5.3% from the same period for the prior year. The increase in insurance commissions and fees in the third quarter of 2023 over the same period in 2022 was mainly due to property and casualty commission revenue attributed to new business, along with premium increases related to the change in general market conditions. For the first nine months of 2023, insurance commissions and fees were up $1.0 million, or 3.5% compared to the same period in 2022. The increase in revenues for the nine months ended September 30, 2023 compared to the same period in 2022 was mainly in personal lines, commercial lines, and employee benefits, driven by new business along with rate increases related to current market conditions.

Wealth management fees of $4.3 million in the third quarter of 2023 were flat compared to the third quarter of 2022. For the first nine months of 2023, wealth management fees were down $321,000, or 2.3% compared to the same period in 2022. Wealth management fees include trust services, financial planning, wealth management services, and brokerage related services. The fair value of assets managed by, or in custody of, Tompkins was $2.9 billion at September 30, 2023, up from $2.8 billion at September 30, 2022. The increase in assets from prior year was mainly a result of improved market performance in 2023, in comparison to market conditions experienced during the same period of 2022.

Card services income in the third quarter of 2023 was up $129,000, or 4.7% over the same three month period in 2022, and up $396,000, or 4.8% for the nine months ended September 30, 2023 compared to the same period in 2022.

Other income of $1.0 million in the third quarter of 2023 was up $13,000, or 1.3% compared to the same period in 2022. For the first nine months of 2023, other income of $4.5 million was up $840,000, or 22.7% compared to the same period in 2022. The increase for the nine months ended September 30, 2023 compared to the same period in 2022 was mainly due to higher earnings on bank owned life insurance. Earnings on bank owned life insurance were up $810,000 for the nine months ended September 30 2023 compared to the same period in 2022 but were adversely impacted by decreases in the market value of assets supporting certain separate account policies.

Noninterest Expense
Noninterest expense of $49.9 million for the third quarter of 2023 and $152.0 million for the first nine months of 2023 were flat and up $6.4 million, or 4.4%, respectively, compared to the same periods in 2022. The increase in noninterest expense in the nine months ended September 30, 2023 over the same period in 2022 was mainly in other operating expenses which were up $4.1 million and higher personnel-related expenses, which were up $2.7 million.

Expenses associated with compensation and benefits comprise the largest component of noninterest expense, representing 62.4% and 62.1% of total noninterest expense for the three and nine months ended September 30, 2023, respectively. Total salaries, wages and benefits for the three and nine months ended September 30, 2023, were down $703,000, or 2.2% and up $2.7 million, or 3.0% over the same periods in 2022. The increase for the nine month period in 2023 over the same period in 2022 was mainly in health insurance, which was up $1.5 million, or 21.2%. Salaries and wage expense in the third quarter of 2023 and nine month period in 2023 was favorably impacted by lower accruals for certain incentive benefits compared to the same periods in 2022.

Other expense categories, not related to compensation and benefits, for the three and nine months ended September 30, 2023 were up $967,000, or 5.4%, and up $3.7 million, or 6.9%, respectively from the prior year periods. Contributing to the growth in these expenses for the three and nine months ended September 30, 2023, compared to the same periods in 2022 were the following: expenses related to the Company’s retirement plans, up $426,000, or 440.2% and $1.3 million, or 441.0%, respectively; professional fees, up $96,000, or 5.8% and $699,000, or 14.0%, respectively, FDIC insurance, up $322,000, or 44.7% and $777,000, or 37.0%, respectively; and accrual for New York State minimum tax, up $623,000 for both periods. The increase in other expense categories were partially offset by marketing expenses, down $424,000, or 35.1% and $144,000, or 3.9%, respectively.

Income Tax Expense
The provision for income taxes was a benefit of $8.3 million for an effective rate of 20.0% for the third quarter of 2023, compared to tax expense of $6.8 million and an effective rate of 24.1% for the same quarter in 2022. For the first nine months of 2023, the provision for income taxes was a benefit of $619,000 for an effective rate of 10.3% compared to tax expense of $20.1 million and an effective rate of 23.4% for the same period in 2022. The decrease in the effective tax rate for the three and nine months ended September 30, 2023, compared to the same periods in 2022 is largely due to a decrease in pre-tax income, due primarily to the realized losses on the sale of certain available-for-sale debt securities and the anticipated retention of certain New York State tax benefits. The effective rates differ from the U.S. and state statutory rates primarily due to the effect of tax-exempt income from loans, securities and life insurance assets, and the income tax effects associated with stock based compensation.

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

FINANCIAL CONDITION

Total assets were $7.7 billion at September 30, 2023, up $20.5 million, or 0.3% from December 31, 2022. Total loans were up $165.9 million, or 3.1%, cash and cash equivalents were up $62.4 million, or 80.1% and total securities were down $206.5 million compared to December 31, 2022. Total deposits at September 30, 2023 were up $21.1 million, or 0.3% from December 31, 2022.

Securities
As of September 30, 2023, the Company’s securities portfolio was $1.7 billion, or 22.1% of total assets compared to $1.9 billion, or 24.9% of total assets at year end 2022. The decrease in total securities was mainly due to the sale of $80.9 million of available-for-sale debt securities during the second quarter of 2023 and the sale of $429.6 million of available-for-sale debt securities during the third quarter of 2023. The proceeds from the sale in the second quarter were mainly used to pay down FHLB borrowings. Approximately $357.3 million of the proceeds from the third quarter sale were used to purchase securities with an average yield of 5.12% and an average life of 4.3 years. The following table details the composition of the securities portfolio:

Available-for-Sale Debt Securities
	September 30, 2023		December 31, 2022
(In thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
U.S. Treasuries	$114,220	$107,294	$190,170	$167,251
Obligations of U.S. Government sponsored entities	491,968	459,941	681,192	601,167
Obligations of U.S. states and political subdivisions	90,154	77,237	93,599	85,281
Mortgage-backed securities - residential, issued by
U.S. Government agencies	52,263	45,399	58,727	52,668
U.S. Government sponsored entities	831,970	696,309	805,603	686,222
U.S. corporate debt securities	2,500	2,330	2,500	2,378
Total available-for-sale debt securities	$1,583,075	$1,388,510	$1,831,791	$1,594,967

Held-to-Maturity Debt Securities
	September 30, 2023		December 31, 2022
(In thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
U.S. Treasuries	$86,318	$71,551	$86,478	$73,541
Obligations of U.S. Government sponsored entities	226,067	181,427	225,866	188,151
Total held-to-maturity debt securities	$312,385	$252,978	$312,344	$261,692

As of September 30, 2023, the available-for-sale debt securities portfolio had net unrealized losses, which reflects the amount that the amortized cost exceeds fair value, of $194.6 million compared to net unrealized losses of $236.8 million at December 31, 2022. The decrease in unrealized losses related to the available-for-sale debt securities portfolio reflects interest rate volatility in the market, the volume and rates associated with the securities purchases, sales, maturities in 2023, and the recognition of the loss on the sales of $510.5 million of available-for-sale debt securities at a pre-tax loss of $70.0 million during the first nine months of 2023. Approximately $371.8 million of the proceeds from the sales were reinvested in available-for-sale debt securities, while the remaining proceeds were mainly used to pay down overnight borrowings with the FHLB. The Company sold the securities to restructure the investment portfolio by reinvesting in higher yielding bonds to improve future earnings performance. Management’s policy is to purchase investment grade securities that on average have relatively short duration, which helps mitigate interest rate risk and provides sources of liquidity without significant risk to capital.

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

The Company determined that at September 30, 2023, all impaired available-for-sale and held-to-maturity debt securities were impaired because of changes in interest rates and levels of market liquidity, relative to when the investment securities were purchased, and not due to the credit worthiness of the underlying issuers. The Company does not have the intent to sell these securities and does not believe it is more likely than not that the Company will be required to sell these securities before a recovery of amortized cost. Therefore, the Company carried no ACL at September 30, 2023 and there was no credit loss expense recognized by the Company with respect to the securities portfolio during the three and nine months ended September 30, 2023.

Loans and Leases
Loans and leases as of the end of the third quarter and prior year-end period were as follows:

(In thousands)	9/30/2023	12/31/2022
Commercial and industrial
Agriculture	$77,720	$85,073
Commercial and industrial other	695,445	705,700
PPP loans*	488	756
Subtotal commercial and industrial	773,653	791,529
Commercial real estate
Construction	270,961	201,116
Agriculture	218,144	214,963
Commercial real estate other	2,507,164	2,437,339
Subtotal commercial real estate	2,996,269	2,853,418
Residential real estate
Home equity	187,387	188,623
Mortgages	1,368,292	1,346,318
Subtotal residential real estate	1,555,679	1,534,941
Consumer and other
Indirect	1,090	2,224
Consumer and other	97,165	75,412
Subtotal consumer and other	98,255	77,636
Leases	15,818	16,134
Total loans and leases	5,439,674	5,273,658
Less: unearned income and deferred costs and fees	(4,814)	(4,747)
Total loans and leases, net of unearned income and deferred costs and fees	$5,434,860	$5,268,911
*SBA Paycheck Protection Program ("PPP")

The below table shows a more detailed break-out of commercial real estate ("CRE") loans as of September 30, 2023 and December 31, 2022:

	9/30/2023		12/31/2022
CRE Concentration	Balance	% CRE	Balance	% CRE
Construction	$270,961	9.04%	$201,031	7.05%
Multi-family/Single family real estate	605,050	20.19%	587,467	20.59%
Agriculture	218,144	7.28%	214,963	7.53%
Retail[1]	421,014	14.05%	434,998	15.25%
Hotels/motels	169,103	5.64%	144,710	5.07%
Office space[2]	236,748	7.90%	236,281	8.28%
Mixed/Other	1,075,249	35.89%	1,033,881	36.23%
Total CRE	$2,996,269	100.00%	$2,853,331	100.00%
[1]Retail includes 3.0% and 3.2% of owner occupied real estate at September 30, 2023 and December 31, 2022.
[2]Office space includes 1.4% and 1.5% of owner occupied real estate at September 30, 2023 and December 31, 2022.

Total loans and leases of $5.4 billion at September 30, 2023 were up $165.9 million, or 3.1% from December 31, 2022, mainly in the commercial real estate portfolio, and partially offset by the decline in commercial and industrial loan balances. As of

September 30, 2023, total loans and leases represented 70.7% of total assets compared to 68.7% of total assets at December 31, 2022.

Residential real estate loans, including home equity loans, were $1.6 billion at September 30, 2023, up $20.7 million, or 1.4% compared to December 31, 2022, and comprised 28.6% of total loans and leases at September 30, 2023.

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

During the first nine months of 2023 and 2022, the Company sold residential loans totaling $3.2 million and $7.3 million, respectively, recognizing gains of $86,000 and $140,000, respectively. These residential real estate loans were sold without recourse in accordance with standard secondary market loan sale agreements. When residential mortgage loans are sold, the Company typically retains all servicing rights, which provides the Company with a source of fee income. Mortgage servicing rights totaled $937,000 at September 30, 2023, and $973,000 at December 31, 2022.

Commercial real estate loans and commercial and industrial loans totaled $3.0 billion and $773.7 million, respectively, and represented 55.1% and 14.2%, respectively, of total loans and leases as of September 30, 2023. The commercial real estate portfolio was up $142.9 million, or 5.0% compared to December 31, 2022, while commercial and industrial loans were down $17.9 million, or 2.3%.

As of September 30, 2023, agriculturally-related loans totaled $295.9 million, or 5.4% of total loans and leases, compared to $300.0 million, or 5.7% of total loans and leases at December 31, 2022. Agriculturally-related loans include loans to dairy farms and crop farms. Agriculturally-related loans are primarily made based on identified cash flows of the borrower with consideration given to underlying collateral, personal guarantees, and government related guarantees. Agriculturally-related loans are generally secured by the assets or property being financed or other business assets such as accounts receivable, livestock, equipment or commodities/crops.

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

The Company’s loan and lease customers are located primarily in the New York and Pennsylvania communities served by its subsidiary bank. Although operating in numerous communities in New York and Pennsylvania, the Company is still dependent on the general economic conditions of these states and the local economic conditions of the communities within those states in which the Company does business.

The Allowance for Credit Losses
The below table represents the allowance for credit losses as of September 30, 2023 and December 31, 2022. The table provides, as of the dates indicated, an allocation of the allowance for credit losses for inherent loan losses by type. The allocation is neither indicative of the specific amounts or the loan categories in which future charge-offs may occur, nor is it an indicator of future loss trends. The allocation of the allowance for credit losses to each category does not restrict the use of the allowance to absorb losses in any category.

(In thousands)	9/30/2023	12/31/2022
Allowance for credit losses
Commercial and industrial	$6,452	$6,039
Commercial real estate	29,335	27,287
Residential real estate	11,906	11,154
Consumer and other	1,560	1,358
Finance leases	83	96
Total	$49,336	$45,934

As of September 30, 2023, the total allowance for credit losses was $49.3 million, up $3.4 million, or 7.4% compared to December 31, 2022. The ACL as a percentage of total loans measured 0.91% at September 30, 2023, compared to 0.87% at December 31, 2022. The increase in the ACL from year-end 2022 reflects updated economic forecasts for unemployment and gross domestic product ("GDP") coupled with loan growth, mainly in the real estate portfolios, and the addition of a specific reserve added to one commercial real estate relationship.

Asset quality measures at September 30, 2023 were generally favorable compared with December 31, 2022. Loans internally-classified Special Mention or Substandard were up $24.7 million, or 25.1% compared to December 31, 2022. Nonperforming loans and leases were down $1.4 million, or 4.3% from year end 2022 and represented 0.58% of total loans at September 30, 2023 compared to 0.62% at December 31, 2022. The allowance for credit losses covered 156.96% of nonperforming loans and leases at September 30, 2023, compared to 139.86% at December 31, 2022. The increase in Special Mention and Substandard loans and leases was mainly due to one commercial real estate loan totaling approximately $15.3 million being added to Substandard, and one commercial real estate relationship totaling approximately $18.6 million being added to Special Mention during the second quarter of 2023.

Activity in the Company’s allowance for credit losses during the first nine months of 2023 and 2022 is illustrated in the table below:

Analysis of the Allowance for Credit Losses
(In thousands)	9/30/2023	9/30/2022
Average loans outstanding during period	$5,314,221	$5,119,309
Allowance at beginning of year, prior to adoption of ASU 2016-13	45,934	42,843
Impact of adopting ASU 2016-13	64	0
Balance of allowance at beginning of year	45,998	42,843
LOANS CHARGED-OFF:
Commercial and industrial	0	366
Commercial real estate	0	50
Residential real estate	2	0
Consumer and other	546	410
Finance leases	0	0
Total loans charged-off	$548	$826
RECOVERIES OF LOANS PREVIOUSLY CHARGED-OFF:
Commercial and industrial	67	132
Commercial real estate	1,238	910
Residential real estate	182	315
Consumer and other	192	251
Total loans recovered	$1,679	$1,608
Net loans recovered	(1,131)	(782)
Provision for credit losses related to loans	2,207	1,147
Balance of allowance at end of period	$49,336	$44,772
Allowance for credit losses as a percentage of total loans and leases	0.91%	0.86%
Annualized net (recoveries) charge-offs on loans to average total loans and leases during the period	(0.03)%	(0.02)%

The provision for credit losses for loans was $968,000 for the three months ended September 30, 2023, compared to $1.1 million for the same period in 2022. For the nine month period ended September 30, 2023, the provision for credit losses for loans was $2.2 million compared to $1.1 million for the same period in 2022. The provision expense for credit losses for loans is based upon the Company's quarterly evaluation of the appropriateness of the allowance for credit losses. As discussed above, the ACL model estimated higher reserves at September 30, 2023 due to changes in economic forecasts coupled with loan growth and additional reserves for an individually evaluated commercial loan. Net loan and lease recoveries for the nine months ended September 30, 2023 were $1.1 million compared to net recoveries of $782,000 for the same period in 2022.

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

For the three months ended September 30, 2023, the provision for credit losses for off-balance sheet credit exposures was $182,000 compared to provision credit of $45,000 for the same period in 2022. For the nine month period ended September 30, 2023, the provision for credit losses for off-balance sheet credit exposures was $371,000 compared to $245,000 for the same nine month period in 2022.

Analysis of Past Due and Nonperforming Loans
(In thousands)	9/30/2023	12/31/2022	9/30/2022
Loans 90 days past due and accruing
Commercial and industrial	$0	$25	$0
Commercial real estate	0	0	161
Residential real estate	1	0	0
Consumer and other	51	0	0
Total loans 90 days past due and accruing	$52	$25	$161
Nonaccrual loans
Commercial and industrial	$3,163	$618	$803
Commercial real estate	10,934	13,858	15,901
Residential real estate	16,924	13,544	13,041
Consumer and other	360	269	268
Total nonaccrual loans	$31,381	$28,289	$30,013
Performing troubled debt restructuring*	0	4,530	4,730
Total nonperforming loans and leases	$31,433	$32,844	$34,904
Other real estate owned	0	152	335
Total nonperforming assets	$31,433	$32,996	$35,239
Allowance as a percentage of nonperforming loans and leases	156.96%	139.86%	128.27%
Total nonperforming loans and leases as percentage of total loans and leases	0.58%	0.62%	0.67%
Total nonperforming assets as percentage of total assets	0.41%	0.43%	0.45%
*No amount shown for periods subsequent to the Company's adoption of ASU 2022-02 effective January 1, 2023.

Nonperforming assets include loans past due 90 days and accruing, nonaccrual loans, modified loans due to financial difficulty, and foreclosed real estate/other real estate owned. Total nonperforming assets of $31.4 million at September 30, 2023 were down $1.6 million, or 4.7% compared to December 31, 2022, and down $3.8 million, or 10.8% compared to September 30, 2022. Nonperforming assets represented 0.41% of total assets at September 30, 2023, down from 0.43% at December 31, 2022, and down from 0.45% at September 30, 2022. Our peer group's average ratio of nonperforming assets to total assets was 0.33% at June 30, 2023.

The Company adopted ASU 2022-02, "Financial Instruments - Credit Losses (Topic 326)" ("ASU 2022-02") effective January 1, 2023. ASU 2022-02 eliminates the guidance on TDRs and requires entities to evaluate all loan modifications to determine if they result in a new loan or a continuation of the existing loan. Loans in the current period are reported using ASU 2022-02, while loans for prior periods are reported using the previous TDR guidance. Loans are considered modified if the Company makes a concession(s) to a borrower experiencing financial difficulty that it would not otherwise consider and the borrower could not obtain elsewhere. These modifications may include, among others, an extension of the term of the loan, and granting a period when interest-only payments can be made, with the principal payments made over the remaining term of the loan or at maturity. Modified loans and TDRs reported for prior periods are included in the above table within the following categories: "loans 90 days past due and accruing", or "nonaccrual loans". Loans in the latter category include loans that meet the definition of a modified loan but are performing in accordance with the modified terms and have shown a satisfactory period of repayment (generally six consecutive months) and where full collection of all is reasonably assured. At September 30, 2023, loans modified under the new guidance were immaterial.

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

The ratio of the allowance to nonperforming loans and leases (loans past due 90 days and accruing, nonaccrual loans and restructured troubled debt) was 156.96% at September 30, 2023, compared to 139.86% at December 31, 2022, and 128.27% at September 30, 2022. The Company’s nonperforming loans and leases are mostly comprised of collateral dependent loans with limited exposure or loans that require limited specific reserve due to the level of collateral available with respect to these loans and/or previous charge-offs.

The Company, through its internal loan review function, identified 20 commercial relationships from the loan portfolio totaling $43.3 million at September 30, 2023, that were potential problem loans. At December 31, 2022, the Company had identified 17 relationships totaling $33.3 million that were potential problem loans. Of the 20 relationships at September 30, 2023, that were Substandard, there were 5 relationships that equaled or exceeded $1.0 million, which in aggregate totaled $39.0 million, the largest of which was $16.8 million. The Company continues to monitor these potential problem relationships; however, management cannot predict the extent to which continued weak economic conditions or other factors may further impact borrowers. These loans remain in a performing status due to a variety of factors, including payment history, the value of collateral supporting the credits, and personal or government guarantees. These factors, when considered in the aggregate, give management reason to believe that the current risk exposure on these loans does not warrant accounting for these loans as nonperforming. However, these loans do exhibit certain risk factors, which have the potential to cause them to become nonperforming. Accordingly, management's attention is focused on these credits, which are reviewed on at least a quarterly basis.

Capital
Total equity was $612.4 million at September 30, 2023, a decrease of $5.0 million, or 0.8% from December 31, 2022.

Additional paid-in capital decreased by $6.0 million, or 2.0%, from $302.8 million at December 31, 2022, to $296.7 million at September 30, 2023. The decrease was primarily attributable to an $8.7 million aggregate purchase price related to the Company's repurchase and retirement of 150,000 shares of its common stock during the first nine months of 2023 pursuant to its publicly announced stock repurchase plan; and partially offset by $2.9 million attributed to stock-based compensation.

Retained earnings decreased by $31.6 million, or 6.0% from $526.7 million at December 31, 2022, to $495.1 million at September 30, 2023, mainly reflecting a net loss of $5.5 million for the year-to-date period and dividends of $26.0 million.

Accumulated other comprehensive loss decreased from a net loss of $208.7 million at December 31, 2022, to a net loss of $176.0 million at September 30, 2023, reflecting a $31.9 million decrease in unrealized losses on available-for-sale debt securities, mainly due to the recognition of the $70.0 million pre-tax loss on sales of available-for-sale investment securities, including the $62.9 million pre-tax loss recognized in the third quarter of 2023 related to aforementioned balance sheet repositioning, partially offset by increases in unrealized losses on available-for-sale debt securities due to changes in market interest rates; and a $754,000 decrease related to post-retirement benefit plan.

Cash dividends paid in the first nine months of 2023 totaled approximately $26.0 million, or $1.80 per common share, which exceeded year to date 2023 net loss through September 30, 2023 of $5.5 million, or $0.39 loss per diluted share, compared to cash dividends of $24.9 million, or $1.71 per common share paid in the first nine months of 2022. Cash dividends per share during the first nine months of 2023 were up 5.3% over the same period in 2022.

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

The following table provides a summary of the Company’s capital ratios as of September 30, 2023:

Regulatory Capital Analysis
September 30, 2023	Actual		Minimum Capital Required - Basel III Fully Phased-In		Well Capitalized Requirement
(dollar amounts in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk weighted assets)	$746,803	13.46%	$582,494	10.50%	$554,757	10.00%
Tier 1 Capital (to risk weighted assets)	$692,794	12.49%	$471,543	8.50%	$443,805	8.00%
Tier 1 Common Equity (to risk weighted assets)	$692,794	12.49%	$388,330	7.00%	$360,592	6.50%
Tier 1 Capital (to average assets)	$692,794	9.01%	$307,734	4.00%	$384,667	5.00%

As of September 30, 2023, the Company’s capital ratios exceeded the minimum required capital ratios plus the fully phased-in capital conservation buffer, and the minimum required capital ratios for well capitalized institutions. The capital levels required to be considered well capitalized, presented in the above table, are based upon prompt corrective action regulations, as amended to reflect the changes under Basel III Capital Rules.

Total capital as a percent of risk weighted assets decreased to 13.5% at September 30, 2023, compared with 14.4% as of December 31, 2022. Tier 1 capital as a percent of risk weighted assets declined to 12.5% at September 30, 2023 compared to 13.5% at the end of 2022. Tier 1 capital as a percent of average assets was 9.0% at September 30, 2023, down from 9.3% as of December 31, 2022. Common equity Tier 1 capital was 12.5% at the end of the third quarter of 2023, down from 13.5% at the end of 2022. The decrease in aforementioned capital ratios at September 30, 2023, as compared to December 31, 2022, was mainly driven by the pre-tax loss on the sale of securities of $62.9 million and $70.0 million, for the three and nine months ended September 30, 2023, respectively, compared to the same periods in 2022 due to balance sheet repositioning by the Company.

As of September 30, 2023, the capital ratios for the Company’s subsidiary bank also exceeded the minimum required capital ratios for well capitalized institutions, plus the fully phased-in capital conservation buffer.

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

Deposits and Other Liabilities
Total deposits of $6.6 billion at September 30, 2023 were flat compared to December 31, 2022, and were up $168.8 million, or 2.6% from June 30, 2023. The increase from year-end 2022 was primarily in time deposits, which were up $249.0 million, or 39.4%, mainly offset by decreases in noninterest-bearing deposits and checking, money market and savings deposits, which were down $187.1 million, or 8.7%, and $40.7 million, or 1.1%, respectively.

The most significant source of funding for the Company is core deposits. The Company defines core deposits as total deposits less time deposits of $250,000 or more, brokered deposits, municipal money market deposits, and reciprocal deposit relationships with municipalities. Core deposits decreased by $153.3 million, or 2.7% from year-end 2022, to $5.4 billion at September 30, 2023. Core deposits at September 30, 2023 were up $143.0 million, or 2.7% from June 30, 2023. Core deposits represented 81.9% of total deposits at September 30, 2023, compared to 84.5% of total deposits at December 31, 2022 and 81.9% at June 30, 2023.

The Company uses both retail and wholesale repurchase agreements. Retail repurchase agreements are arrangements with local customers of the Company, in which the Company agrees to sell securities to the customer with an agreement to repurchase those securities at a specified later date. Retail repurchase agreements totaled $56.1 million at September 30, 2023, and $56.3 million at December 31, 2022. Management generally views retail repurchase agreements as an alternative to large time deposits.

The Company’s other borrowings totaled $296.8 million at September 30, 2023, up $5.5 million, or 1.9% from $291.3 million at December 31, 2022. Borrowings at September 30, 2023 consisted of $171.8 million in overnight FHLB advances and $125.0 million of FHLB term advances, compared to $241.3 million in FHLB overnight advances and $50.0 million of FHLB term advances at year end 2022. Of the $125.0 million in FHLB term advances at September 30, 2023, $40.0 million is due to mature in less than one year and $85.0 million is due to mature in over one year.

Liquidity
The objective of liquidity management is to ensure the availability of adequate funding sources to satisfy the demand for credit, deposit withdrawals, and business investment opportunities. The Company’s large, stable core deposit base and strong capital position are the foundation for the Company’s liquidity position. The Company uses a variety of resources to meet its liquidity needs, which include deposits, cash and cash equivalents, short-term investments, cash flow from lending and investing activities, repurchase agreements, and borrowings. The Company’s Asset/Liability Management Committee monitors asset and liability positions of the Company’s subsidiary banks individually and on a combined basis. The Committee reviews periodic reports on liquidity and interest rate sensitivity positions. Comparisons with industry and peer groups are also monitored. The Company’s strong reputation in the communities it serves, along with its strong financial condition, provides access to numerous sources of liquidity as described below. Management believes these diverse liquidity sources provide sufficient means to meet all demands on the Company’s liquidity that are reasonably likely to occur. Management measures liquidity, including the level of cash, unencumbered securities, and the availability of dependable borrowing sources. The Board has set a policy limit stating that reliable sources of liquidity should remain in excess of 6% of total assets. The ratio was 14.5% at September 30, 2023 compared to 21.6% of assets at December 31, 2022.

Core deposits, discussed above under "Deposits and Other Liabilities", are a primary and low cost funding source obtained primarily through the Company’s branch network. In addition to core deposits, the Company uses non-core funding sources to support asset growth. These non-core funding sources include time deposits of $250,000 or more, municipal money market deposits, reciprocal deposits, bank borrowings, securities sold under agreements to repurchase and overnight and term advances from the FHLB. Rates and terms are the primary determinants of the mix of these funding sources. Non-core funding sources of $1.6 billion at September 30, 2023 increased $179.9 million, or 13.1% as compared to December 31, 2022. Non-core funding sources, as a percentage of total liabilities, were 21.9% at September 30, 2023, compared to 19.4% at December 31, 2022.

Non-core funding sources may require securities to be pledged against the underlying liability. Securities held with a carrying value of $1.3 billion at September 30, 2023 and $1.8 billion at December 31, 2022, were either pledged or sold under agreements to repurchase. Pledged securities represented 67.2% of total securities at September 30, 2023, compared to 82.4% of total securities at December 31, 2022.

Cash and cash equivalents totaled $140.2 million as of September 30, 2023 which increased from $77.8 million at December 31, 2022. Short-term investments, consisting of securities due in one year or less, increased from $50.3 million at December 31, 2022, to $78.5 million on September 30, 2023.

Cash flow from the loan and investment portfolios provides a significant source of liquidity. These assets may have stated maturities in excess of one year, but have monthly principal reductions. Total mortgage-backed securities, at fair value, were $741.7 million at September 30, 2023 compared with $738.9 million at December 31, 2022. Outstanding principal balances of residential mortgage loans, consumer loans, and leases totaled approximately $1.7 billion at September 30, 2023, up $41.0 million, or 2.5% compared with December 31, 2022. Aggregate amortization from monthly payments on these assets provides significant additional cash flow to the Company.

The Company's liquidity is enhanced by ready access to national and regional wholesale funding sources including Federal funds purchased, repurchase agreements, brokered deposits, and FHLB advances. Through its subsidiary bank, the Company has borrowing relationships with the FHLB and correspondent banks, which provide secured and unsecured borrowing capacity. As members of the FHLB, the Company can use certain unencumbered mortgage-related assets and securities to secure borrowings from the FHLB. At September 30, 2023, the established borrowing capacity with the FHLB was $1.6 billion, or 20.6% of total assets, with available unencumbered mortgage-related assets of $1.0 billion. Additional assets may also qualify as collateral for FHLB advances, upon approval of the FHLB. Through various programs at the Federal Reserve Bank, the Company has the ability to use certain unencumbered mortgage-related assets and securities to secure borrowings from the Federal Reserve Bank's Discount Window. At September 30, 2023 the available borrowing capacity with the Federal Reserve Bank was $91.8 million, secured by investment securities. In addition to the available borrowing lines at the FHLB and Federal Reserve Bank, the Company maintains $411.7 million of unencumbered securities which could be pledged to further enhance secured borrowing capacity.

Non-GAAP Disclosure
The following table summarizes the Company's results of operations on a GAAP basis and on an operating (non-GAAP) basis for the periods indicated. The non-GAAP financial measures adjust GAAP measures to exclude the effects of the sales of available-for-sale debt securities at a loss. The Company believes the non-GAAP measures provide meaningful comparisons of our underlying operational performance and facilitate management's and investors' assessments of business and performance trends. These non-GAAP financial measures should not be considered in isolation or as a measure of the Company's profitability or liquidity; they are in addition to, and are not a substitute for, financial measures under GAAP. The non-GAAP financial measures presented herein may be different from non-GAAP financial measures used by other companies, and may not be comparable to similarly titled measures reported by other companies. Non-GAAP financial measures have limitations since they do not reflect all of the amounts associated with the Company's results of operations as determined in accordance with GAAP.

Adjusted Net Income/Adjusted Basic and Diluted Earnings Per Share (Non-GAAP) to Net Income
	Three Months Ended		Nine Months Ended
(In thousands, except per share data)	9/30/2023	9/30/2022	9/30/2023	9/30/2022
Net income
Net (loss) income (GAAP)	$(33,354)	$21,340	$(5,498)	$65,482
Loss on sale of investment securities	62,967	95	70,019	179
Tax effect of loss on sale of investment securities	15,427	23	17,155	44
Adjusted net income (non-GAAP)	14,186	21,412	47,366	65,617

Basic (loss) earnings per share
Net income (GAAP)	$(33,354)	$21,340	$(5,498)	$65,482
Adjusted net income (non-GAAP)	14,186	21,412	47,366	65,617
Income attributable to unvested stock based compensation awards	(8)	(66)	(34)	(209)
Weighted average basic shares	14,185,763	14,289,022	14,274,929	14,335,034
Basic (loss) earnings per share	$(2.35)	$1.49	$(0.39)	$4.55
Adjusted basic (loss) earnings per share (non-GAAP)	1.00	1.49	3.32	4.56

Diluted (loss) earnings per share
Net income (GAAP)	$(33,354)	$21,340	$(5,498)	$65,482
Adjusted net income (non-GAAP)	14,186	21,412	47,366	65,617
Income attributable to unvested stock based compensation awards	(8)	(66)	(34)	(209)
Weighted average diluted shares	14,224,748	14,367,149	14,319,835	14,410,532
Diluted (loss) earnings per share	$(2.35)	$1.48	$(0.39)	$4.53
Adjusted diluted (loss) earnings per share (non-GAAP)	1.00	1.49	3.31	4.54

Return on average assets
Net income (GAAP)	$(33,354)	$21,340	$(5,498)	$65,482
Adjusted net income (non-GAAP)	14,186	21,412	47,366	65,617
Average total assets	7,629,876	7,853,847	7,633,142	7,864,640
Return on average assets	(1.73)%	1.08%	(0.10)%	1.11%
Adjusted return on average assets (non-GAAP)	0.74%	1.08%	0.83%	1.12%

Return on average equity
Net income (GAAP)	$(33,354)	$21,340	$(5,498)	$65,482
Adjusted net income (non-GAAP)	14,186	21,412	47,366	65,617
Average total equity	634,980	635,324	638,928	662,284
Return on average equity	(20.84)%	13.33%	(1.15)%	13.22%
Adjusted return on average equity (non-GAAP)	8.86%	13.37%	9.91%	13.25%

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

In accordance with the FASB’s fair value measurement guidance in ASU 2011-04, the Company made an accounting policy election to measure the credit risk of its derivative financial instruments that are subject to master netting agreements on a net basis by counterparty portfolio.

ASU 2022-02, "Financial Instruments - Credit Losses (Topic 326)" ("ASU 2022-02"): eliminates the guidance on troubled debt restructurings and requires entities to evaluate all loan modifications to determine if they result in a new loan or a continuation of the existing loan. ASU 2022-02 also requires that entities disclose current-period gross charge-offs by year of origination for loans and leases. ASU 2022-02 became effective for the Company on January 1, 2023. The Company elected to apply the ASU on a modified retrospective basis to recognize any change in the allowance for credit losses that had been recognized for receivables previously modified (or reasonably expected to be modified) in a TDR. This election resulted in cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year of adoption. The amount of the adjustment to retained earnings was a decrease of $64,000. See Note 5 to the Consolidated Financial Statements for changes in disclosures related to this adoption. The adoption of this standard did not have a material impact on our Consolidated Financial Statements.

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

The Company’s Board of Directors has set a policy that interest rate risk exposure will remain within a range whereby net interest income will not decline by more than 10% in one year as a result of a 100 basis point parallel change in rates. Based upon the most recent simulation analysis performed as of August 31, 2023, a 200 basis point parallel upward change in interest rates over a one-year time frame would result in a one-year decrease in net interest income from the base case of approximately 4.4%, while a 200 basis point parallel decline in interest rates over a one-year period would result in a one year increase in net interest income of 3.3% from the base case. This simulation assumes no balance sheet growth, no changes in balance sheet mix, deposit rates move in a manner that reflects the historical relationship between deposit rate movement and changes in Federal funds rate, and no management action to address balance sheet mismatches.

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

In addition to the simulation analysis, management uses an interest rate gap measure. The table below is a Condensed Static Gap Report, which illustrates the anticipated repricing intervals of assets and liabilities as of September 30, 2023. The Company’s one-year net interest rate gap was a negative $671.2 million, or 8.73% of total assets at September 30, 2023, compared with a negative $656.5 million, or 8.56% of total assets at December 31, 2022. A negative gap position exists when the amount of interest-bearing liabilities maturing or repricing exceeds the amount of interest-earning assets maturing or repricing within a particular time period. This analysis suggests that the Company’s net interest income contains a higher degree of risk in a rising rate environment over the next 12 months. An interest rate gap measure could be affected by external factors such as a rise or decline in interest rates, loan or securities prepayments, and deposit withdrawals.

Condensed Static Gap - September 30, 2023			Repricing Interval
(In thousands)	Total	0-3 months	3-6 months	6-12 months	Cumulative 12 months

Interest-earning assets[1]	$7,415,891	$1,067,647	$299,572	$663,611	$2,030,830
Interest-bearing liabilities	5,013,322	2,108,776	297,932	295,325	2,702,033
Net gap position		$(1,041,129)	$1,640	$368,286	$(671,203)
Net gap position as a percentage of total assets		(13.54)%	0.02%	4.79%	(8.73)%
 1 Balances of available securities are shown at amortized cost

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2023.

Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this Report on Form 10-Q, the Company's disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting
There were no changes in the Company's internal control over financial reporting that occurred during the quarter ended September 30, 2023, that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

The Company is subject to various claims and legal actions that arise in the ordinary course of conducting business. As of September 30, 2023, management, after consultation with legal counsel, does not anticipate that the aggregate ultimate liability arising out of litigation pending or threatened against the Company or its subsidiaries will be material to the Company's consolidated financial position. On at least a quarterly basis, the Company assesses its liabilities and contingencies in connection with such legal proceedings. Although the Company does not believe that the outcome of pending litigation will be material to the Company's consolidated financial position, it cannot rule out the possibility that such outcomes will be material to the consolidated results of operations for a particular reporting period in the future.

Item 1A. Risk Factors

There have been no material changes in the risk factors previously disclosed under Item 1A. of the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2023 and the Company's Annual Report on Form 10-K, for the fiscal year ended December 31, 2022.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

Issuer Purchases of Equity Securities

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
	(a)	(b)	(c)	(d)
July 1, 2023 through July 31, 2023	46,435	$55.70	41,781	19,818
August 1, 2023 through August 31, 2023	2,733	56.31	0	400,000
September 1, 2023 through September 30, 2023	10	50.54	0	400,000
Total	49,178	$55.74	41,781	400,000

Included in the table above are 2,866 shares purchased in July 2023, at an average cost of $56.52, and 945 shares purchased in August 2023, at an average cost of $57.93, by the trustee of the rabbi trust established by the Company under the Company’s Stock Retainer Plan For Eligible Directors of Tompkins Financial Corporation and Participating Subsidiaries, which were part of the director deferred compensation under that plan. In addition, the table includes 1,788 shares delivered to the Company in July 2023 and 10 shares in September 2023 at an average cost of $55.46 and $50.54, respectively to satisfy mandatory tax withholding requirements upon vesting of restricted stock under the Company's 2009 and 2019 Equity Plans.

On October 22, 2021, the Company’s Board of Directors authorized a share repurchase plan (the "2021 Repurchase Plan") for the repurchase of up to 400,000 shares of the Company’s common stock over the 24 months following adoption of the 2021 Repurchase Plan. Under the 2021 Repurchase Plan, the Company had repurchased 380,182 shares as of July 20, 2023, at an average cost of $70.14. No further shares will be repurchased under the 2021 Repurchase Plan.

On July 20, 2023, the Company’s Board of Directors authorized a replacement share repurchase plan (the “2023 Repurchase Plan”) under which it may repurchase up to 400,000 shares of the Company’s common stock over the 24 months following adoption of the plan. Shares may be repurchased from time to time under the 2023 Repurchase Plan in open market transactions at prevailing market prices, in privately negotiated transactions, or by other means in accordance with federal securities laws, and the repurchase program may be suspended, modified or terminated by the Board of Directors at any time for any reason. As of September 30, 2023, there have been no shares repurchased under the 2023 Repurchase Plan.

Recent Sales of Unregistered Securities

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

(a)

None

(c)

None

Item 6.     Exhibits

EXHIBIT INDEX

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of the Company, incorporated herein by reference to Exhibit 3(i) to the Company’s Form 10-Q, filed with the Commission on August 11, 2008.
3.2	Second Amended and Restated Bylaws of the Company, incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the Commission on January 31, 2011.
10.1#*	Letter Agreement, dated August 4, 2023, between Tompkins Financial Corporation and Francis M. Fetsko.
10.2#*	Amendment No. 1 to Performance Share Aware Agreements, dated August 4, 2023, between Tompkins Financial Corporation and Francis M. Fetsko.
10.3#*	Amendment to the Officer Group Replacement Plan, dated August 4, 2023, between Tompkins Financial Corporation and Francis M. Fetsko.
10.4#*	Joint Amendment to Award Agreements, dated July 10, 2023, between Tompkins Financial Corporation and Gregory J. Hartz.
31.1#	Certification of Principal Executive Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
31.2#	Certification of Principal Financial Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
32.1#	Certification of Principal Certification of Principal Executive Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, 18 U.S.C. Section 1350.C. Section 1350
32.2#	Certification of Principal Financial Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, 18 U.S.C. Section 1350
101 INS**	The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document
101 SCH**	Inline XBRL Taxonomy Extension Schema Document
101 CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101 DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document
101 LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document
101 PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the interactive date file because its XBRL tags are embedded with the inline XBRL document.
#Indicates Filed Herewith
*Indicates Management Contract
** Attached as Exhibit 101 to this report are the following formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Condition as of September 30, 2023 and December 31, 2022; (ii) Consolidated Statements of Income for the three and nine months ended September 30, 2023 and 2022; (iii) Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2023 and 2022; (iv) Consolidated Statements of Cash Flows for the nine months ended September 30, 2023 and 2022; (v) Consolidated Statements of Changes in Shareholders' Equity for the three and nine months ended September 30, 2023 and 2022; and (vi Notes to Unaudited Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 08, 2023

TOMPKINS FINANCIAL CORPORATION

By:	/s/ Stephen S. Romaine
Stephen S. Romaine
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Matthew D. Tomazin
Matthew D. Tomazin
Executive Vice President, Chief Financial Officer, and Treasurer
(Principal Financial Officer)