Form 10-K
period 2023-12-31
TOMPKINS FINANCIAL CORP
filed 2024-02-29
CIK 1005817

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023

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
The aggregate market value of the registrant’s common stock held by non-affiliates was $757.8 million on June 30, 2023, based on the closing sales price of a share of the registrant’s common stock, $.10 par value (the "Common Stock"), as reported on the NYSE American, on such date.
The number of shares of the registrant’s Common Stock outstanding as of February 16, 2024, was 14,406,118 shares.

DOCUMENTS INCORPORATED BY REFERENCE
 Portions of the registrant’s definitive Proxy Statement relating to its 2024 Annual Meeting of stockholders, to be held on May 14, 2024, are incorporated by reference into Part III of this Form 10-K where indicated.

TOMPKINS FINANCIAL CORPORATION

Annual Report on Form 10-K
For the Fiscal Year Ended December 31, 2023

PART I

Item 1. Business

The disclosures set forth in this Item 1. Business are qualified by the section captioned "Forward-Looking Statements" in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Report and other cautionary statements set forth elsewhere in this Report.

General

Tompkins Financial Corporation ("Tompkins" or the "Company") is headquartered in Ithaca, New York and is registered as a Financial Holding Company with the Federal Reserve Board under the Bank Holding Company Act of 1956, as amended. The Company is a locally-oriented, community-based financial services organization that offers a full array of products and services, including commercial and consumer banking, leasing, trust and investment management, financial planning and wealth management, and insurance services. At December 31, 2023, the Company had one wholly-owned banking subsidiary, Tompkins Community Bank. Banking services consist primarily of attracting deposits from the areas served by Tompkins Community Bank's 56 banking offices (40 offices in New York and 16 offices in Pennsylvania), and using those deposits to originate a variety of commercial loans, agricultural loans, consumer loans, real estate loans, and leases in those same areas. The Company has a wholly-owned insurance agency subsidiary, Tompkins Insurance Agencies, Inc. ("Tompkins Insurance"). Tompkins Community Bank provides a full array of wealth management services under the Tompkins Financial Advisors brand, including investment management, trust and estate, financial and tax planning services. The Company’s principal offices are located at 118 E. Seneca St., P.O. Box 460, Ithaca, New York, 14850, and its telephone number is (888) 503-5753. The Company’s common stock is traded on the NYSE American under the symbol "TMP."

Tompkins was organized in 1995, under the laws of the State of New York, as a bank holding company for Tompkins Trust Company (the "Trust Company"), a commercial bank that has operated in Ithaca, New York and surrounding communities since 1836. In January 2021, Tompkins combined its four wholly-owned banking subsidiaries into one bank, with the Bank of Castile, Mahopac Bank, and VIST Bank merging with and into the Trust Company. Immediately following the merger, the Trust Company changed its name to Tompkins Community Bank.

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

Banking services consist primarily of attracting deposits from the areas served by the Company’s banking subsidiary and using those deposits to originate a variety of commercial loans, agricultural loans, consumer loans, real estate loans, and leases in those same areas. The Company’s lending function is managed within the guidelines of a comprehensive Board of Directors-approved lending policy. Policies and procedures are reviewed on a regular basis. Reporting systems are in place to provide management with ongoing information related to loan production, loan quality, concentrations of credit, loan delinquencies and nonperforming and potential problem loans. The Company has an independent third party loan review process that samples, reviews, and validates the risk identification and assessment made by the lenders and credit personnel. The results of these reviews are presented to the Board of Directors of the Company’s banking subsidiary, and the Company’s Audit and Risk Committee.

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

The Company has operated its insurance agency subsidiary, Tompkins Insurance, since 2001. Insurance services include property and casualty insurance, employee benefit consulting, life, long-term care and disability insurance. Tompkins Insurance is headquartered in Batavia, New York. Over the years, Tompkins Insurance has acquired smaller insurance agencies in the market areas served by Tompkins Community Bank and successfully consolidated them into Tompkins Insurance. Tompkins Insurance offers services to customers of Tompkins Community Bank by sharing offices with Tompkins Community Bank. In addition to these shared offices, Tompkins Insurance has four stand-alone offices in Western New York, and one stand-alone office in Tompkins County, New York.

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

 Subsidiaries

Tompkins Community Bank
Tompkins Community Bank operates 56 branches, 40 branches in New York, and 16 located in Pennsylvania. Tompkins has operated in Ithaca, New York and surrounding communities since 1836. Tompkins Community Bank provides wealth management services through Tompkins Financial Advisors, a division of Tompkins Community Bank. As of December 31, 2023, Tompkins Community Bank had consolidated total assets of $7.8 billion, consolidated total loans of $5.6 billion, and consolidated total deposits of $6.4 billion. A description of markets served by Tompkins Community Bank are included below:

Tompkins Central New York ("CNY")
We operate 12 branches in our CNY market, with the largest market area being Tompkins County, which has a population of approximately 107,000. Education plays a significant role in the Tompkins County economy with Cornell University and Ithaca College being two of the county’s major employers. Tompkins Community Bank has a full-service office in Cortland, New York and a full-service office in Auburn, New York. Both of these offices are located in counties contiguous to Tompkins County. Tompkins Community Bank also has two full-service branches in Fayetteville and Syracuse, New York which are located in Onondaga County.
Tompkins Western New York ("WNY")
We operate 15 banking offices in our WNY market, in towns situated in and around the areas commonly known as the Genesee Valley region of New York State. The main business office for WNY is located in Batavia, New York and is shared with Tompkins Insurance. Our WNY market is a six-county market, much of which is rural in nature, but also includes Monroe County (population approximately 764,000), where the city of Rochester is located, and Erie County (population approximately 965,000) located near Buffalo, New York. The population of the counties in our WNY market, other than Monroe and Erie, is approximately 199,000.

Tompkins Hudson Valley New York ("HV")
We operate 13 banking offices in our HV market. The 13 banking offices include 5 full-service offices in Putnam County, New York, 3 full-service offices in Dutchess County, New York, and 5 full-service offices in Westchester County, New York. Putnam County has a population of approximately 97,000 and is about 60 miles north of Manhattan. Dutchess County has a population of approximately 295,000, and Westchester County has a population of approximately 1,021,000.

Tompkins Pennsylvania ("PA")
We operate 16 banking offices in Pennsylvania, including one limited-service office. The 16 banking offices include 10 offices in Berks County, 3 offices in Montgomery County, 1 office in Philadelphia County, 1 office in Delaware County and 1 office in Schuylkill County. The population of the counties served by PA is Philadelphia: 1.6 million, Montgomery: 846,000, Delaware: 582,000, Berks: 434,000 and Schuylkill: 141,000. The main office is located in Wyomissing, Pennsylvania.
Tompkins Insurance Agencies, Inc.
Tompkins Insurance is headquartered in Batavia, New York. Insurance services include property and casualty insurance, employee benefit consulting, and life, long-term care and disability insurance. Over the years, Tompkins Insurance has acquired smaller insurance agencies in the market areas served by Tompkins Community Bank and successfully consolidated them into Tompkins Insurance. Tompkins Insurance offers services to customers of the Tompkins Community Bank by sharing offices within Western New York, Central New York and Pennsylvania. In addition to these shared offices, Tompkins Insurance has four stand-alone offices in Western New York, and 1 office located in Tompkins County.

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

Tompkins Community Bank is a state chartered bank and a non-member of the Federal Reserve System and is subject to examination and comprehensive regulation by various regulatory authorities, including the Federal Deposit Insurance Corporation ("FDIC"), and the New York State Department of Financial Services ("NYSDFS"). Each of these agencies issue regulations and requires the filing of reports describing the activities and financial condition of the entities under its jurisdiction. Likewise, such agencies conduct examinations on a recurring basis to evaluate the safety and soundness of the institutions, and to test compliance with various regulatory requirements, including: consumer protection, privacy, fair lending, the Community Reinvestment Act, the Bank Secrecy Act, sales of non-deposit investments, electronic data processing, and trust department activities.

The Company’s insurance subsidiary is subject to examination and regulation by the NYSDFS and the Pennsylvania Insurance Department.

The Company’s wealth management subsidiary is subject to examination and regulation by various regulatory agencies. The trust division of Tompkins Community Bank is subject to examination and comprehensive regulation by the FDIC and NYSDFS.

Federal Home Loan Bank ("FHLB") System
The Federal Home Loan Banks (the "FHLBs") are a group of cooperatives that lending institutions use to finance housing and economic development in local communities. We are a member of the FHLB of New York ("FHLBNY"). FHLB members are required to maintain a minimum investment in capital stock of the applicable FHLB. The board of directors of the FHLBNY may increase the minimum investment requirements in the event it has concluded that additional capital is required to allow it to meet its own regulatory capital requirements. Any increase in the minimum investment requirements outside of specified ranges requires the approval of the Federal Housing Finance Agency. Because the extent of any obligation to increase our investment in the FHLBNY depends entirely upon the occurrence of a future event, the amount of any future investment in the capital stock of the FHLBNY is not determinable.

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

Volcker Rule
The Dodd-Frank Act required the federal financial regulatory agencies to adopt rules that prohibit banks and their affiliates from engaging in proprietary trading and investing in certain covered funds. The statutory provision is commonly called the "Volcker Rule," and is not applicable to depository institutions and their holding companies whose total assets do not exceed $10 billion. As of December 31, 2023, the Company's total assets on a consolidated basis were $7.8 billion.

Federal Bank Holding Company ("BHC") Regulation
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

If a bank holding company elects to be treated as a financial holding company, as we have, (i) the bank holding company and all of its depository institution subsidiaries must be "well-capitalized" and "well-managed," as defined in the FRB's Regulation Y and (ii) the bank holding company must file a declaration with the FRB that it elects to be a "financial holding company," which we have done. A depository institution subsidiary is considered to be "well-capitalized" if it satisfies the requirements for this status discussed in the section captioned "Capital Adequacy and Prompt Corrective Action," below. A depository institution subsidiary is considered "well-managed" if it received a composite rating and management rating of at least "satisfactory" in its most recent examination. A financial holding company’s status will also depend upon it maintaining its status as "well-capitalized" and "well-managed" under applicable FRB regulations. If a financial holding company ceases to meet these capital and management requirements, the FRB’s regulations provide that the financial holding company must enter into an agreement with the FRB to comply with all applicable capital and management requirements. Until the financial holding company returns to compliance, the FRB may impose limitations or conditions on the conduct of its activities, and the company may not commence any of the broader financial activities permissible for financial holding companies or acquire a company engaged in such financial activities without prior approval of the FRB. If the company does not return to compliance within 180 days, the FRB may require divestiture of the holding company’s depository institutions. Bank holding companies and banks must also be "well-capitalized" and "well-managed" in order to acquire banks located outside their home state.

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

Notification to the FRB is required prior to our declaring and paying a cash dividend to our stockholders during any period in which our quarterly and/or cumulative twelve month net earnings are insufficient to fund the dividend amount, among other requirements. Under such circumstances, we may not pay a dividend should the FRB object until such time as we receive approval from the FRB or no longer need to provide notice under applicable regulations. In addition, prior approval of the FRB may be required in certain circumstances prior to our repurchasing shares of our common stock.

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

In July 2023, the federal banking regulators proposed revisions to the Basel III Capital Rules to implement the Basel Committee’s 2017 standards and make other changes to the Basel III Capital Rules. The proposal introduces revised credit risk, equity risk, operational risk, credit valuation adjustment risk and market risk requirements, among other changes. However, the revised capital requirements of the proposed rule would not apply to Tompkins or Tompkins Community Bank because they have less than $100 billion in total consolidated assets and trading assets and liabilities below the threshold for market risk requirements.

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

Tompkins Community Bank pays deposit insurance premiums to the FDIC based on assessment rates established by the FDIC. Deposit insurance premiums are based on assets. The FDIC calculates deposit insurance assessment rates for established small banks, generally those banks with less than $10 billion of assets that have been insured for at least five years, using the CAMELS rating system and other factors. The CAMELS rating system is a supervisory rating system designed to take into account and reflect all financial and operational risks that a bank may face, including capital adequacy, asset quality, management capability, earnings, liquidity and sensitivity to market risk. To determine a bank’s assessment rate, each of seven financial ratios and a weighted average of CAMELS component ratings are multiplied by a corresponding pricing multiplier. The sum of these products is added to a uniform amount, with the resulting sum being an institution’s initial base assessment rate (subject to minimum or maximum assessment rates based on a bank’s CAMELS composite rating). This method takes into account various measures, including an institution’s leverage ratio, brokered deposit ratio, one year asset growth, the ratio of net income before taxes to total assets and considerations related to asset quality.

On June 21, 2022, the FDIC adopted an Amended Restoration Plan and a notice of proposed rulemaking to increase the likelihood that the reserve ratio would be restored to at least 1.35% by September 30, 2028. The Board also approved to increase initial base deposit insurance assessment rate schedules uniformly by 2 basis points, which became effective January 1, 2023 and was applicable to the first quarterly assessment period of 2023.

On November 16, 2023, the FDIC issued a final rule that implements a special assessment to recover the loss to the DIF arising from the protection of uninsured depositors following the closures of Silicon Valley Bank and Signature Bank. The assessment base for the special assessment is equal to a bank's estimated uninsured deposits, reported for the quarter that ended December 31, 2022, adjusted to exclude the first $5 billion in estimated uninsured deposits from the bank, or for banks that are part of a holding company with one or more subsidiary banks, at the banking organization level. The FDIC will collect the special assessment at an annual rate of approximately 13.4 basis points, over eight quarterly assessment periods. The Company is not subject to the special assessment as its uninsured deposits at of December 31, 2022, were below the $5 billion exclusion.

Under the FDIA, the FDIC may terminate deposit insurance upon a finding that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC.

FDIC insurance expense totaled $4.3 million, $2.8 million, and $2.8 million in 2023, 2022 and 2021, respectively.

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

Community Reinvestment Act ("CRA")
The CRA and the regulations issued thereunder are intended to encourage banks to help meet the credit needs of their entire service area, including low and moderate income neighborhoods, consistent with the safe and sound operations of such banks. These regulations also provide for regulatory assessment of a bank’s record in meeting the needs of its service area when considering applications to establish branches, merger applications and applications to acquire the assets and assume the liabilities of another bank. As of December 31, 2023, the Company’s subsidiary bank had a rating of outstanding.

On October 24, 2023, the Federal Reserve Board, FDIC, and OCC issued a joint final rule that amends the regulations implementing the Community Reinvestment Act to better achieve the purposes of the law. Key elements of the final rule are as follows:

•Expands access to credit, investment, and basic banking services in low-and moderate-income ("LMI") communities. Under the final rule, the agencies will evaluate bank performance across the varied activities they conduct and communities in which they operate so that CRA is a strong and effective tool to address inequities in access to credit. The final rule seeks to promote community engagement and financial inclusion. It also emphasizes smaller-value loans and investments that can have high impact and be more responsive to the needs of LMI communities.
•Adapts to changes in the banking industry, including internet and mobile banking. The final rule updates the CRA assessment areas to include activities associated with online and mobile banking, branchless banking, and hybrid models.
•Provides greater clarity, consistency, and transparency. The final rule adopts a metrics-based approach to CRA evaluations of retail lending and community development financing, which includes public benchmarks, for greater clarity and consistency. It also would clarify eligible CRA activities, such as affordable housing, that are focused on LMI, underserved, and rural communities.
•Tailors CRA evaluations and data collection to bank size and type. The proposal recognizes differences in bank size and business models. Certain new data requirements will be limited to large banks with assets greater than $10 billion.
•Maintains a unified approach. The final rules reflect a unified approach from the bank regulatory agencies and incorporate extensive feedback from stakeholders.

Most of the final rule's requirements are applicable beginning on January 1, 2026. The remaining requirements, including data reporting requirements become applicable on January 1, 2027. The Company is evaluating the impact of the amendments to the regulations implementing the CRA.

Federal Securities Laws
The common stock of the Company is registered with the SEC under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Therefore, the Company is subject to the reporting, information disclosure, proxy solicitation and other requirements imposed on public companies by the SEC under the Exchange Act. Additionally, Company insiders are subject to securities trading limitations and are required to file insider ownership reports with the SEC. The SEC and NYSE American have adopted regulations under the Sarbanes-Oxley Act of 2002 ("Sarbanes-Oxley") and the Dodd-Frank Act that apply to the Company as an exchange-traded, public company, which seek to improve corporate governance, accounting, and reporting requirements, provide enhanced penalties for financial reporting improprieties and improve the reliability of disclosures in SEC filings. For example, the Sarbanes-Oxley requirements include: (1) requirements for audit committees, including independence and financial expertise; (2) certification of financial statements by the chief executive officer and chief financial officer of the reporting company; (3) standards for auditors and regulation of audits; (4) disclosure and reporting requirements for the reporting company and directors and executive officers; and (5) a range of civil and criminal penalties for fraud and other violations of securities laws.

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

Office of Foreign Assets Control Regulation
The United States has imposed economic sanctions that affect transactions with designated foreign countries, designated nationals and others. These are known as the "OFAC" rules based on their administration by the U.S. Treasury Department Office of Foreign Assets Control ("OFAC"). The OFAC-administered sanctions targeting designated countries take many different forms. Generally, however, they contain one or more of the following elements: (i) restrictions on trade with or investment in a sanctioned country, including prohibitions against direct or indirect imports from and exports to a sanctioned country and prohibitions on "U.S. persons" engaging in financial transactions relating to making investments in, or providing investment-related advice or assistance to, a sanctioned country; and (ii) a blocking of assets in which the government or specially designated nationals of the sanctioned country have an interest, by prohibiting transfers of property subject to a U.S. jurisdiction (including property in the possession or control of U.S. persons). These sanctions that are applicable to countries and individuals also are imposed against some non-governmental organizations, associations, or other criminal networks. Blocked assets (e.g., property and bank deposits) cannot be paid out, withdrawn, set off or transferred in any manner without a license from OFAC. Failure to comply with these sanctions could have serious legal, strategic and reputational consequences, and result in civil money penalties against the Company and Tompkins Community Bank.

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

Cybersecurity
The Company is subject to data security standards and privacy and data breach notice requirements as established by federal and state regulators. See Item 1C. Cybersecurity for a detailed discussion of cybersecurity and Item 1A. Risk Factors for a discussion of risks related to cybersecurity.

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

In October 2022, the SEC adopted a final rule pursuant to the Dodd-Frank Act directing the national securities exchanges and associations, including the NYSE American LLC, to implement listing standards that require listed companies to adopt policies mandating the recovery or “clawback” of incentive-based, executive compensation in connection with accounting restatements due to material noncompliance with federal securities laws. The NYSE American's listing standards pursuant to the SEC's rule became effective in October 2023. The Company has adopted a clawback policy that is intended to comply with the NYSE American listing standards.The Company's right to recover excess incentive compensation provided by this policy are in addition to any other remedies available to the Company under applicable law, policy or agreement, including without limitation those rights described under Section 304 of Sarbanes-Oxley.

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

The Company is also subject to the NYSDFS rule "Guidance on Incentive Compensation Arrangements," which directs all New York state regulated banks (including Tompkins Community Bank) to ensure that any employee incentive arrangements do not encourage inappropriate risk-taking or improper sales practices. Under this guidance, incentive compensation based on employee performance indicators may only be paid if the bank has effective risk management, oversight and control systems in place. We believe the Company is compliant with all applicable state and federal regulation regarding incentive compensation.

Climate-Related and Other ESG Developments
In recent years, federal, state and international lawmakers and regulators have increased their focus on financial institutions' and other companies' risk oversight, disclosures and practices in connection with climate change and other environmental, social and governance (“ESG”) matters. For example, in March 2022, the SEC issued a proposed rule on the enhancement and standardization of climate-related disclosures for investors. The proposed rule would require public issuers, including us, to significantly expand the scope of climate-related disclosures in their SEC filings. The SEC has also announced plans to propose rules to require enhanced disclosure regarding human capital management and board diversity for public issuers.

On October 21, 2021, the Financial Stability Oversight Council published a report identifying climate-related financial risks as an “emerging threat” to financial stability. On October 24, 2023, the OCC, the FDIC and the Federal Reserve jointly finalized principles for climate-related financial risk management for national banks with more than $100 billion in total assets. Although these risk management principles do not apply to the Tompkins directly based upon our current size, the OCC has indicated that all banks, regardless of their size, may have material exposures to climate-related financial and other risks that require prudent management. As climate-related supervisory guidance is formalized, and relevant risk areas and corresponding control expectations are further refined, we may be required to expend significant capital and incur compliance, operating, maintenance and remediation costs in order to conform to such requirements.

Other Governmental Initiatives
From time to time, legislative and regulatory initiatives are introduced in Congress and state legislatures, as well as by regulatory authorities. These initiatives may include proposals to expand or contract the powers of bank holding companies and depository institutions, proposals to change the financial institution regulatory environment, or proposals that affect public companies generally. Such legislation could change banking laws and the operating environment of Tompkins in substantial, but unpredictable ways. We cannot predict whether any such legislation will be enacted, and, if enacted, the effect that it, or any implementing regulations would have on our financial condition or results of operations.

Employees and Human Capital
Tompkins culture is underpinned by its core values, including “a commitment to our employees.” As of December 31, 2023, the Company had 1,032 total employees, which included 942 full-time employees and 90 part-time and temporary employees. Of the Company’s total employees, 859 are employed by Tompkins Community Bank, and 173 employees are employed by our subsidiary Tompkins Insurance Agencies, Inc. No employees are covered by a collective bargaining agreement, and the Company believes its employee relations are excellent.

The Company’s demand for qualified candidates at all levels of its organization grows as the Company’s business grows. The centralized Talent Acquisition Team reported challenges in recruiting and retaining talent in our insurance and financial advisory sales positions, but this stabilized toward the end of 2023. The Company is also mindful of macroeconomic factors impacting the financial services industry such as inflation, rising interest rates and continued low unemployment in all four of its markets and it routinely undertakes a salary review to confirm that its total compensation is aligned with the market.

A key component of the Company's recruitment and retention strategy is to offer employees at all levels the opportunity to participate in the Company’s success. The Company maintains a robust Profit-Sharing plan for all employees who meet minimum service requirements. As of December 31, 2023, 83% of all employees received a profit-sharing contribution during 2023. The Company also offers incentive and/or equity compensation plans or programs to employees at many levels of the Company and, as of December 31, 2023, 54% of all employees had an opportunity to earn supplemental compensation reflective of their position and overall contributions towards the Company’s strategic objectives. Another important tool in the Company's recruiting and retention strategy is the availability of a remote or hybrid scheduling option for the majority of team members. Today over half of the Company's employees have taken advantage of this opportunity.

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

The Company strives to promote a culture of diversity, inclusion and belonging. The Company's enterprise-wide Diversity, Inclusion & Belonging Action Team focuses on initiatives and events that recognize and engage our employees, and strengthens our employees’ sense of belonging within our organization. The Company's Diversity, Inclusion and Belonging Change Agent members play an important role in recommending educational opportunities, celebrating cultural events, and serving on a variety of teams that enhance our employee engagement. Local Acorn Community Alliance teams were established in each of the Company's markets to support our external diversity, equity, and inclusion initiatives through their focus on providing Education, Volunteering and Sponsorship opportunities that meet the needs of their local communities.

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

Item 1A. Risk Factors

The Company's success depends on management's ability to identify and manage the risks inherent in its financial services business. These risks include credit risk, market risk, liquidity risk, operational risk, regulatory, compliance and legal risk, and strategic risk. We list below the material risks we face. Any of these risks could result in a material adverse impact on the Company's business, operating results, financial condition, liquidity, and cash flow, or may cause the Company's results to vary materially from recent results, or from the results implied by any forward-looking statements made by the Company.

Credit Risk

The Company is subject to increased business risk because the Company has a significant concentration of commercial real estate and commercial business loans, repayment of which is often dependent on the cash flows of the borrower.

The Company offers different types of commercial loans to a variety of businesses, and we believe commercial loans will continue to comprise a significant concentration of our loan portfolio in 2024 and beyond. Real estate lending is generally considered to be collateral-based lending with loan amounts based on predetermined loan-to-collateral values. As such, declines in real estate valuations in the Company’s market area would lower the value of the collateral securing these loans. Additionally, the Company has experienced, and expects to continue experiencing, increased competition in commercial real estate lending. This increased competition may inhibit the Company's ability to generate additional commercial real estate loans or maintain its current inventory of commercial real estate loans. The Company’s commercial business loans are made based primarily on the cash flow and creditworthiness of the borrower and secondarily on the underlying collateral provided by the borrower, with liquidation of the underlying real estate collateral being viewed as the primary source of repayment in the event of borrower default. The borrowers’ cash flow may be difficult to predict, and collateral securing these loans may fluctuate in value. Although commercial business loans are often collateralized by equipment, inventory, accounts receivable, or other business assets, the liquidation of collateral in the event of default is often an insufficient source of repayment. As of December 31, 2023, commercial and commercial real estate loans totaled $3.9 billion or 70.2% of total loans.

The Company’s agricultural loans are often dependent upon the health of the agricultural industry in the location of the borrower, and the ability of the borrower to repay may be affected by many factors outside of the borrower’s control.

As part of the Company’s commercial business lending activities, the Company originates agricultural loans, consisting of agricultural real estate loans and agricultural operating loans. As of December 31, 2023, $322.9 million or 5.8% of the Company’s total loan portfolio consisted of agriculturally-related loans, including $221.7 million in agricultural real estate loans and $101.2 million in agricultural operating loans. Payments on agricultural loans are dependent on the profitable operation or management of the related farm property. The success of the farm may be affected by many factors outside the control of the borrower, including adverse weather conditions that prevent the planting of a crop or limit crop yields (such as wind, hail, drought and floods), loss of livestock due to disease or other factors, declines in market prices for agricultural products and the impact of governmental regulations and subsidies (including changes in price supports and environmental regulations). Many farms are dependent upon a limited number of key individuals whose injury or death may significantly affect the successful operation of the farm. If the cash flow from a farming operation is diminished, the borrower’s ability to repay the loan may be impaired. While agricultural operating loans are generally secured by a blanket lien on the farm’s operating assets, any repossessed collateral in respect of a defaulted loan may not provide an adequate source of repayment of the outstanding balance.

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

The Company owns various properties used in the operation of its business. In addition, from time to time, the Company forecloses on properties or may be deemed to become involved in the management of its borrowers’ properties. The Company could be subject to environmental liabilities imposed by applicable federal and state laws with respect to any of these properties. For example, we may be held liable to a government entity or to third parties for property damage, personal injury, investigation and clean-up costs incurred by these parties in connection with environmental contamination, or may be required to clean up hazardous or toxic substances, or chemical releases, at a property, or may be subject to common law claims by third parties for damages and costs resulting from environmental contamination emanating from the property. Additionally, a significant portion of our loan portfolio at December 31, 2023 was secured by real estate and, if the real estate securing our assets is subject to environmental liability, our collateral position may be substantially weakened. Any such environmental liabilities imposed on the Company could have a material adverse impact on the Company's financial condition or results of operations.

Market Risk

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

Events affecting the financial services industry, including bank failures, have resulted in decreased confidence in banks among investors, customers and counterparties, which generated significant market volatility among publicly traded bank holding companies. As a result, customers may choose to maintain deposits with other financial institutions or invest in higher yielding short term fixed income securities, which could adversely impact our liquidity and results of operations. Uncertainty and concern regarding soundness or creditworthiness of other financial institutions has been, and may be in the future, compounded by advances in technology that increase the speed at which deposits can be moved, as well as the speed and reach of media attention, including social media, and its ability to disseminate concerns or rumors, in each case potentially exacerbating liquidity concerns and market disruption within the financial services industry, and may increase the risk of a wider economic recession. These events have, and could continue to, adversely impact the market price and volatility of the Company's common stock.

High profile bank failures and other events may also result in potentially adverse changes to laws or regulations governing banks and bank holding companies or result in the impositions of restrictions through supervisory or enforcement activities, including higher capital requirements. Any of these changes could have a material impact on our business, financial condition and results of operations.

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

General economic conditions impact the banking and financial services industry. The U.S. and global economies have experienced volatility in recent years and may continue to do so for the foreseeable future. There can be no assurance that economic conditions will not deteriorate. Unfavorable or uncertain economic conditions can be caused by many macro and micro factors, including declines in economic growth, business activity or investor or business confidence, limitations on the availability or increases in the cost of credit and capital, increases in inflation or interest rates, the timing and impact of changing governmental policies, and the impact of widespread protests, civil unrest, wars, pandemics and other public health crises. The Company is particularly affected by U.S. domestic economic conditions, including U.S. interest rates, the unemployment rate, housing prices, the level of consumer confidence, changes in consumer spending, the number of personal bankruptcies and other factors. A decline in U.S. domestic business and economic conditions, without rapid recovery, could have adverse effects on our business, including the following:

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

Liquidity Risk

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

The Company’s liquidity may be adversely affected by the soundness of other financial institutions.

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

As of December 31, 2023, the Company had $94.9 million of goodwill and other intangible assets. The Company is required to test its goodwill and intangible assets for impairment on a periodic basis. A significant decline in the Company’s expected future cash flows, a significant adverse change in business climate, slower growth rates or a significant and sustained decline in the price of the Company’s common stock, may necessitate our taking charges in the future related to the impairment of the Company’s goodwill and intangible assets. If we make an impairment determination in a future reporting period, the Company’s earnings and the book value of these intangible assets would be reduced by the amount of the impairment. Further, a goodwill impairment charge could significantly restrict the ability of our banking subsidiary to make dividend payments to us without prior regulatory approval, which could have a material adverse effect on our financial condition and results of operations.

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

Operational Risks

The Company has been, and may continue to be, adversely affected by fraud.

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

In the ordinary course of business, we rely on electronic communications and information systems, both internally and as provided by third parties, including our customers, to conduct our operations and to store, process, and/or transmit sensitive data on a variety of computing platforms and networks and over the Internet. We cannot be certain that all of our systems, or third-party systems upon which we rely, are free from vulnerability to attack or other technological difficulties or failures. Information security breaches and cybersecurity-related incidents may include attempts to access information, including customer and company information, malicious code, computer viruses, phishing, denial of service attacks and other means of intrusion that could result in unauthorized access, misuse, loss or destruction of data (including confidential customer, employee and company information), account takeovers, and disruption of service or other functionality. These types of threats may derive from human error, fraud or malice on the part of external or internal parties, or may result from accidental technological failure. If information security is breached or difficulties or failures occur, despite the controls we and our third-party vendors have instituted, information may be lost or misappropriated or we and/or our customers may experience a disruption in essential service or operations. Any of the foregoing events could result in financial loss or costs, reputational harm or damages and litigation, regulatory investigation costs or remediation costs to us or others. Any of these consequences could have a material adverse effect on our financial condition and results of operations.

The pervasive and ongoing risk of cybersecurity threats and incidents could have a material adverse effect on our business, financial condition and results of operations.

The risk of a security breach or disruption, particularly through cyber-attack or cyber intrusion, has significantly increased, in part due to the expansion of new technologies, the increased use of the Internet and mobile services and the increased intensity and sophistication of attempted attacks and intrusions from around the world. The threat from cyber-attacks is severe, attacks are sophisticated and increasing in volume, and attackers respond rapidly to changes in defensive measures. Breach attempts or other disruptions are constantly evolving and generally are not recognized until launched against a target, and in some cases are designed not to be detected and, in fact, may not be detected. Accordingly, we may be unable to anticipate these techniques or to implement adequate security barriers or other preventative measures. Our systems and those of our customers and third-party service providers are under constant threat and it is possible that we could experience a significant event in the future. Our technologies, systems, networks and software, and those of other financial institutions have been, and are likely to continue to be, the target of cybersecurity threats and attacks, which may range from uncoordinated individual attempts to sophisticated and targeted measures directed at us. Risks and exposures related to cybersecurity attacks are expected to remain high for the foreseeable future due to the rapidly evolving nature and sophistication of these threats as well as the expanding use of Internet banking, mobile banking and other technology-based products and services by us and our customers. Publicized information concerning security and cyber-related problems could cause us to incur reputational harm and discourage customers from using our electronic or web-based applications or solutions, which could harm their utility as a means of conducting commercial transactions. While we maintain specific "cyber" insurance coverage, which would apply in the event of many breach scenarios, the amount of coverage may not be adequate in any particular case. Furthermore, because cyber threat scenarios are inherently difficult to predict and can take many forms, some breaches may not be addressed and covered under our cyber insurance coverage. As cyber threats continue to evolve, we have been and may continue to be required to expend significant additional resources to modify our protective measures or to investigate and remediate any information security vulnerabilities, which may negatively impact our business, financial condition and results of operations.

The Company's business requires the collection and retention of large volumes of sensitive data, which is subject to extensive regulation and oversight and exposes our business to additional risks.

In the Company's ordinary course of business, it collects and retains large volumes of customer data, including personally identifiable information in various information systems that we maintain and in those maintained by third parties with whom we contract to provide data services. The Company also maintains important internal Company data such as personally identifiable information about its employees and information relating to operations. Customers and employees have been, and will continue to be, targeted by cybersecurity threats attempting to misappropriate confidential information such as passwords, bank account information or other personal or business information. The Company's attempts to mitigate these threats may not be successful as cybercrimes are complex and continue to evolve.

A security breach or other significant disruption of our information systems or those related to our customers, merchants and our third-party vendors, including as a result of cyber-attacks and/or human error could result in the unauthorized access to, and destruction, loss, theft, misappropriation or release of confidential, sensitive or otherwise valuable information of ours or our customers. Unauthorized access and/or disclosure of the confidential information of ours or our customers could (i) result in a violation of applicable privacy, data breach and other laws, subjecting us to additional regulatory scrutiny and exposing us to civil litigation, governmental action and possible financial liability; (ii) require significant management attention and resources to remedy the damages that result; and/or (iii) harm our reputation or and/or cause a decrease in the number of customers that choose to do business with us. The occurrence of any of the foregoing could have a material adverse effect on our business, financial condition and results of operations.

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

Federal and state banking regulators and supervisory authorities, investors, and other stakeholders have increasingly viewed financial institutions as important in helping to address the risks related to climate change both directly and with respect to their clients, which may result in financial institutions coming under increased pressure regarding the disclosure and management of their climate risks and related lending and investment activities. Given that climate change could impose systemic risks upon the financial sector, either via disruptions in economic activity resulting from the physical impacts of climate change or changes in policies as the economy transitions to a less carbon-intensive environment, the Company may face regulatory risk of increasing focus on the Company’s resilience to climate-related risks, including in the context of stress testing for various climate stress scenarios. Ongoing legislative or regulatory uncertainties and changes regarding climate risk management and practices have and may continue to result in higher regulatory, compliance, credit, and reputational risks and costs.

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

Legal, Compliance and Regulatory Risks

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

Based on our historical growth rates and current size, it is possible that our total assets could exceed $10 billion dollars in the future. Our total consolidated assets on December 31, 2023 were $7.8 billion. The Dodd-Frank Act and its implementing regulations impose enhanced supervisory requirements on bank holding companies with more than $10 billion in total consolidated assets.

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

Strategic Risk

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

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Risk management and strategy
The Company takes very seriously the responsibilities to protect sensitive information, technology resources, and shareholder value from the risk of cyber threats and incidents.

The Company maintains an enterprise-wide and Board-approved Information and Cyber Security Program (the “Program”), which includes strategy, written policies, procedures, guidelines and standards to address the assessment, identification and management of cybersecurity risks. The Company designed the Program to be consistent with industry standards and in compliance with applicable federal and New York state laws, regulations and guidelines.

The Company has adopted the Factor Analysis for Information Risk (FAIR) assessment approach, an industry standard risk assessment methodology. Under the FAIR approach, the Company identifies, catalogs, assesses and manages material cyber risks by: (a) documenting threat actors and organizations (i.e., cybercriminals, nation state actors, hackers, company insiders), (b) analyzing their likelihood of attack, their motives, capabilities and tactics; (c) assessing the potential impacts of such threat actor attacks against company assets, and documented vulnerabilities (or cyber exposures), both internally and externally of the organization; and (d) evaluating the implemented security controls and effectiveness of those controls against defined risk scenarios. The Company rates vulnerabilities based on the criticality of a vulnerability and/or the value of the asset associated with the vulnerability (people, systems, customer data, money). When a residual risk exceeds the desired threshold set by the Board-defined risk appetite of the organization, additional controls are recommended and implemented to reduce the potential risk to an acceptable level and provide appropriate management of the cyber risk exposure.

In conjunction with the FAIR assessment, the Company uses the MITRE Attack framework to identify the various exploitation techniques and tactics used by the most likely threat actors. This framework informs the risk management process with valuable insight into some of the most common, or likely, cyber attacks the Company should address.

Additionally, the Company leverages insights from independently-conducted penetration testing provided by external third-party assessors, as required by NY Department of Financial Services (DFS) cybersecurity regulations, to discover and evaluate potential vulnerabilities across the enterprise that should be contemplated within the overall cyber risk program. The Company also engages independent third-party auditors to provide additional subject matter expertise, as well as to perform comprehensive independent audits of the Program. Audits are conducted no less than annually to evaluate the effectiveness and maturity of the Program. Audits include a review of the cyber risk assessment process, security control effectiveness, and compliance with regulatory requirements.

To manage the risks identified, the company implements controls and tests those controls for effectiveness. The Company uses the Federal Financial Institutions Examination Council Cyber Assessment Tool (CAT), the National Institute of Standards and Technology (NIST) Cybersecurity Framework (CSF), the NYS DFS cybersecurity requirements and the Center for Internet Security (CIS) Critical Controls to help inform the Company of best practices for control implementation and potential risk mitigation opportunities that align with defined risk scenarios, and generally as a baseline for best practice control implementation.

As part of the Program, the Company has established policies and procedures to oversee, identify and mitigate material cybersecurity risks associated with the use of any third-party service providers. The Company evaluates and risk rates third-party relationships against a defined set of minimum-security requirements under its enterprise-wide Third-Party Risk Management program. Higher risk third party service providers are reviewed in more detail and as part of the continual due diligence process to ensure changes to the relationship and/or risk posture are identified and managed appropriately.

The Company is not aware of any cybersecurity incidents that have materially affected the Company, including its business strategy, results of operations or financial condition. For a discussion of cybersecurity threats that could materially affect the Company’s business strategy, results of operations or financial condition, please see Item 1A. Risk Factors.

Governance
The Program is governed by the Board of Directors and specifically, the Audit and Risk Committee, as well as two management committees, the Enterprise Risk Management Committee (“ERMC”) and the Technology and Information Security Committee (“TISC”).

Annually, the Audit and Risk Committee reviews and recommends for approval to the Board the Information Security Policy, which outlines the roles, responsibilities, and objectives for the Program. On a quarterly basis, the Company’s Information

Security Officer presents the Company’s cybersecurity report and related material for review by the Audit and Risk Committee and the Board. This report includes emerging risks, overall program effectiveness/status, cybersecurity incidents, staffing, risk exceptions, and recommended enhancements to the program, as applicable. Annually, the Information Security Officer provides security related education to the Board and Audit and Risk Committee.

The Company’s Technology and Information Security Committee (“TISC”) oversees the governance of the Company’s enterprise technology and information security programs, including strategy, management principals, risk and compliance. The TISC reviews the policies, strategy, emerging topics, risks and general compliance of the programs to ensure they are adequate and sufficient to govern and manage the associated risk of the Company. The TISC coordinates and communicates with the Audit and Risk Committee on risk-related items through Company’s Enterprise Risk Management Committee. The TISC provides a forum for advising and sharing information among members of the Company’s senior leadership team and is compromised of Company risk owners with expertise across a wide range of financial, technical, operational, strategic, and cybersecurity skill sets. The TISC is co-chaired by the Chief Technology Officer, who is responsible for the enterprise-wide information technology program and the Information Security Officer, who is responsible for the enterprise-wide information security program. The Information Security Officer is a Certified Information Systems Security Professional (CISSP), with over 20 years of experience in a combination of information technology and information security roles. The Information Security Officer has over eight years of leadership experience in the field of information security, and holds a Bachelor’s degree in Information Technology, with an Associate’s degree in Computer Network Management.

The Program includes a Security Response Team (“SRT”) assigned the responsibility to ensure the Company responds to, communicates and effectively remediates, isolates and restores business operations during any security incident. The SRT procedures are derived from the National Institute of Standards and Technology (NIST) Computer Security and incident Handling framework.

The Enterprise Risk Management Committee (“ERMC”) is responsible for overall risk governance and management across Tompkins. As such, the committee reviews cyber risk exceptions, emerging risks, minutes from the TISC meetings, and reports on the health and risk associated with the Program. The ERMC is comprised of senior leadership team members as well as critical subject matter experts with risk management experience. The ERMC reports information about risk to the Audit and Risk Committee on a quarterly basis. The ERMC is chaired by the Director of Enterprise Risk Management and the Chief Risk Officer, who oversees the governance of enterprise-wide Risk Management program(s).

Item 2. Properties

The Company’s executive offices are located at 118 East Seneca Street in Ithaca, New York. Tompkins Community Bank has 56 branch offices, of which 25 are owned and 31 are leased at market rents. The Company’s insurance subsidiary has 5 stand-alone offices, of which 3 are owned by the Company and 2 are leased at market rents. The Company’s wealth management and financial planning division has 2 offices which are leased at a market rent, and shares other locations within branches of Tompkins Community Bank. Management believes the current facilities are suitable for their present and intended purposes. For additional information about the Company’s facilities, including rental expenses, see "Note 6 Premises and Equipment" in Notes to Consolidated Financial Statements in Part II, "Item 8. Financial Statements and Supplementary Data" of this Report on Form 10-K.

Item 3. Legal Proceedings

The Company is subject to various claims and legal actions that arise in the ordinary course of conducting business. As of December 31, 2023, management, after consultation with legal counsel, does not anticipate that the aggregate ultimate liability arising out of litigation pending or threatened against the Company or its subsidiaries will be material to the Company’s consolidated financial position. On at least a quarterly basis, the Company assesses its liabilities and contingencies in connection with such legal proceedings. Although the Company does not believe that the outcome of pending litigation will be material to the Company’s consolidated financial position, it cannot rule out the possibility that such outcomes will be material to the consolidated results of operations for a particular reporting period in the future.

Item 4. Mine Safety Disclosures

Not applicable.

Information About Our Executive Officers

The information concerning the Company’s executive officers is provided below as of February 29, 2024.

Name	Age	Title	Year Joined Company
Stephen S. Romaine	59	President and CEO	January 2000
David S. Boyce	57	Executive Vice President	January 2001
David M. DeMilia	48	Executive Vice President	April 2008
Matthew D. Tomazin	39	Executive Vice President, CFO and Treasurer	April 2019
Alyssa H. Fontaine	43	Executive Vice President, General Counsel, and CRO	January 2016
Johanna B Anderson	44	Executive Vice President	July 2023
Charles J Guarino	48	Executive Vice President and COO	March 2019
Ginger G. Kunkel	53	Executive Vice President	December 2021
John M. McKenna	57	Executive Vice President	April 2009
Susan M. Valenti	69	Executive Vice President of Corporate Marketing	March 2012
Bonita N. Lindberg	67	Senior Vice President, Director of Human Resources	December 2015
Diane D Torcello	61	Executive Vice President	May 2005

Business Experience of the Executive Officers:

Stephen S. Romaine has served as President and Chief Executive Officer of the Company since January 2007. From 2003 through 2006, he served as President and Chief Executive Officer of Mahopac Bank. Mr. Romaine currently serves on the board of the Federal Home Loan Bank of New York and the New York Bankers Association.

David S. Boyce joined the Company in January 2001 and was appointed President and Chief Executive Officer of Tompkins Insurance in 2002. He was promoted to Executive Vice President in April 2004. Mr. Boyce has served Tompkins Insurance and its predecessor company for 35 years.

David M. DeMilia joined Tompkins Mahopac Bank in April 2008 as a regional vice president, providing commercial banking services in Westchester County. In 2014, he was promoted to senior vice president before becoming Tompkins Community Bank Hudson Valley senior commercial loan officer in October 2018. In June 2021, he was appointed President of Tompkins Community Bank Hudson Valley overseeing Tompkins’ activities in the Hudson Valley region.

Matthew D. Tomazin has served as Executive Vice President, Chief Financial Officer & Treasurer of the Company since October 2023. Mr. Tomazin joined the Company in April 2019 as Vice President and Senior Quantitative Analyst and served as Senior Vice President and Treasurer from February 2021 to September 2023. From 2008 until April 2019, Mr. Tomazin served in accounting and strategic finance roles, most recently as Vice President and Assistant Treasurer with NBT Bancorp Inc. (NASDAQ: NBT), a registered financial holding company with its principal headquarters located in Norwich, New York.

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

Johanna B. Anderson joined the Company in July 2023 as President of Tompkins Community Bank CNY and Executive Vice President. Ms. Anderson had served on the Tompkins Community Bank CNY Board and Board Loan Committee since 2020. Prior to joining the Company, Ms. Anderson served as Executive Director of Ithaca Neighborhood Housing Services, a nonprofit organization dedicated to expanding housing opportunities to low and moderate-income residents in Central New York from August 2017 to June 2023.

Charles J. Guarino joined the Company in March 2019 as Senior Vice President, Manager of Retail & Small Business Lending, overseeing the bank's consumer, residential, small business and specialty lending areas. In October 2023, he was promoted to Executive Vice President and Chief Banking Operations Officer. Prior to joining the Company, Mr. Guarino spent 24 years with Financial Institutions, Inc. (NASDAQ:FISI), a registered financial holding company with its principal headquarters located in Warsaw, New York. There, Mr. Guarino oversaw areas such as marketing, retail banking, retail lending, wealth management and indirect auto lending, most recently serving as Senior Vice President, Chief Retail Lending Executive from June 2016 to March 2019. Mr. Guarino currently serves on the marketing and fundraising committee of Hub585, Inc., a nonprofit organization focused on youth and families.

Ginger G. Kunkel has been employed by the Company since December 2021 as Executive Vice President and Chief Operating Officer of Tompkins Community Bank PA. In May 2022, Ms. Kunkel was appointed President of Tompkins Community Bank PA, overseeing Tompkins’ activities in the Pennsylvania market. Prior to joining Tompkins Community Bank, Ms. Kunkel spent 7 years at Riverview Financial Corporation, a bank holding company headquartered in Harrisburg, Pennsylvania where she led the Commercial, Retail, Operations/IT, Trust and Wealth Management teams. Ms. Kunkel served as Senior Executive Vice President and Chief Operating Officer of Riverview Financial Corporation from January 2019 to December 2021 and as Executive Vice President, Chief Banking Officer from March 2014 to January 2019.

John M. McKenna has been employed by the Company since April 2009. He was appointed President of Tompkins Community Bank WNY effective January 1, 2015 and President of Tompkins Community Bank effective January 1, 2022. From 2009 to 2014, Mr. McKenna was a senior vice president at The Bank of Castile, concentrating in commercial lending. Mr. McKenna has served as a member of the State Charter Advisory Board of the New York State Department of Financial Services since February 2024. Mr. McKenna previously served on the New York Bankers Association Political Action Committee.

Susan M. Valenti joined the Company in March 2012 as Senior Vice President, Corporate Marketing. She was promoted to Executive Vice President of the Company in June 2014. Prior to joining the Company, Ms. Valenti spent 23 years at JPMorgan Chase working in a variety of marketing roles, most recently as Vice President of Chase Private Client Marketing Executive.

Bonita N. Lindberg joined the Company in December 2015 as Senior Vice President, Director of Human Resources. Before joining the Company, Ms. Lindberg served as Director of Human Resources at Cortland Regional Medical Center from 2014 to 2015. Ms. Lindberg previously served as the Vice President of Human Resources and Director of Organizational Development at Albany International Corporation.

Diane D. Torcello joined the Company in May 2005. In May 2023, she was appointed Executive Vice President and President of Tompkins Community Bank WNY overseeing Tompkins’ activities in the Western New York market. From 2013 until May 2023, Ms. Torcello served as Senior Vice President and Community Banking Manager for Western New York, where she oversaw all staff and operations in the Western New York branch network.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Price and Dividend Information
The Company’s common stock is traded under the symbol "TMP" on the NYSE American. As of February 27, 2024, there are approximately 2,628 holders of shares of our common stock.

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

Issuer Purchases of Equity Securities

The following table reflects all Company repurchases, including those made pursuant to publicly announced plans or programs, during the quarter ended December 31, 2023:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
Period	(a)	(b)	(c)	(d)
October 1, 2023 through
October 31, 2023	3,006	$49.92	0	$400,000

November 1, 2023 through
November 30, 2023	17,248	$51.40	0	$400,000

December 1, 2023 through
December 31, 2023	589	$61.76	0	$400,000
Total	20,843	$51.48	0	$400,000

Included above are 3,006 shares purchased in October 2023, at an average cost of $49.92, and 995 shares purchased in November 2023, at an average cost of $57.43, by the trustee of the rabbi trust established by the Company under the Company’s Stock Retainer Plan For Eligible Directors of Tompkins Financial Corporation and Participating Subsidiaries, which were part of the director deferred compensation under that plan. In addition, the table includes 16,253 and 589 shares delivered to the Company in November 2023 and December 2023, respectively, at an average cost of $51.40 and $61.76, respectively, to satisfy mandatory tax withholding requirements upon vesting of restricted stock under the Company's 2009 and 2019 Equity Plans.

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

On July 20, 2023, the Company’s Board of Directors authorized a replacement share repurchase plan (the “2023 Repurchase Plan”) under which it may repurchase up to 400,000 shares of the Company’s common stock over the 24 months following adoption of the plan. Shares may be repurchased from time to time under the 2023 Repurchase Plan in open market transactions at prevailing market prices, in privately negotiated transactions, or by other means in accordance with federal securities laws, and the repurchase program may be suspended, modified or terminated by the Board of Directors at any time for any reason. As of December 31, 2023, no shares have been repurchased under the 2023 Repurchase Plan.

Recent Sales of Unregistered Securities

None.

Performance Graph
The following graph compares the Company’s cumulative total stockholder return over the five-year period from December 31, 2018 through December 31, 2023, with (1) the total return for the NASDAQ Composite and (2) the total return for S&P U.S. BMI Banks index. The graph assumes $100.00 was invested on December 31, 2018, in the Company’s common stock and the comparison groups and assumes the reinvestment of all cash dividends prior to any tax effect and retention of all stock dividends.

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

Tompkins Financial Corporation

Total Return Performance
300
250
200
150
100
50
Index Value
Tompkins Financial Corporation
NASDAQ Composite Index
S&P U.S. BMI Banks Index
12/31/18
12/31/19
12/31/20
12/31/21
12/31/22
12/31/23

	Period Ending
Index	12/31/18	12/31/19	12/31/20	12/31/21	12/31/22	12/31/23
Tompkins Financial Corporation	100.00	125.05	99.60	121.29	115.95	93.66
NASDAQ Composite	100.00	136.69	198.10	242.03	163.28	236.17
S&P U.S. BMI Banks Index	100.00	137.36	119.83	162.92	135.13	147.41

Item 6. Reserved

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following analysis is intended to provide the reader with a further understanding of the consolidated financial condition and results of operations of the Company and its operating subsidiaries for the periods shown. This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with other sections of this Report on Form 10-K, including Part I, "Item 1. Business," and Part II, "Item 8. Financial Statements and Supplementary Data." For a detailed discussion of our operating results for the year ended December 31, 2022 compared to the year ended December 31, 2021, please refer to Item 7 of the Company's 2022 Annual Report on Form 10-K filed on March 1, 2023.

Overview

The Company is headquartered in Ithaca, New York and is registered as a Financial Holding Company with the Federal Reserve Board under the Bank Holding Company Act of 1956, as amended. The Company is a locally oriented, community-based financial services organization that offers a full array of products and services, including commercial and consumer banking, leasing, trust and investment management, financial planning and wealth management, and insurance services. In January 2022, the Company combined its four wholly-owned banking subsidiaries into one bank, with the Bank of Castile, Mahopac Bank, and VIST Bank merging with and into Tompkins Trust Company (the "Trust Company") with the Trust Company as the surviving institution. Immediately following the merger, the Trust Company changed its name to Tompkins Community Bank. At December 31, 2023, the Company had one wholly-owned banking subsidiary, Tompkins Community Bank. The Company also has a wholly-owned insurance agency subsidiary, Tompkins Insurance. Tompkins Financial Advisors, a division of Tompkins Community Bank provides a full array of investment services, including investment management, trust and estate, financial and tax planning services. The Company’s principal offices are located at 118 E. Seneca Street, Ithaca, NY, 14850, and its telephone number is: (888) 503-5753. The Company’s common stock is traded on the NYSE American under the Symbol "TMP."

Forward-Looking Statements

This Report on Form 10-K contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The statements contained in this Report that are not statements of historical fact may include forward-looking statements that involve a number of risks and uncertainties. Forward-looking statements may be identified by use of such words as "may", "will", "estimate", "intend", "continue", "believe", "expect", "plan", or "anticipate", and other similar words. Examples of forward-looking statements may include statements regarding the asset quality of the Company's loan portfolios; the level of the Company's allowance for credit losses; the sufficiency of liquidity sources; the Company's exposure to changes in interest rates, and to new, changed, or extended government/regulatory expectations; the need to sell securities before recovery of amortized cost; the expected increases in interest income attributable to recent sales of available-for-sale debt securities; the impact of changes in accounting standards; and trends, plans, prospects, growth and strategies. Forward-looking statements are made based on management’s expectations and beliefs concerning future events impacting the Company and are subject to certain uncertainties and factors relating to the Company’s operations and economic environment, all of which are difficult to predict and many of which are beyond the control of the Company, that could cause actual results of the Company to differ materially from those expressed and/or implied by forward-looking statements and historical performance. The following factors, in addition to those listed as Risk Factors in Item 1A are among those that could cause actual results to differ materially from the forward-looking statements and historical performance: changes in general economic, market and regulatory conditions; our ability to attract and retain deposits and other sources of liquidity; gross domestic product growth and inflation trends; the impact of the interest rate and inflationary environment on the Company's business, financial condition and results of operations; other income or cash flow anticipated from the Company's operations, investment and/or lending activities; changes in laws and regulations affecting banks, bank holding companies and/or financial holding companies, including the Dodd-Frank Act, and state and local government mandates; the impact of any change in the FDIC insurance assessment rate or the rules and regulations related to the calculation of the FDIC insurance assessment amount; technological developments and changes; cybersecurity incidents and threats; the ability to continue to introduce competitive new products and services on a timely, cost-effective basis; governmental and public policy changes, including environmental regulation; reliance on large customers; the ability to access financial resources in the amounts, at the times, and on the terms required to support the Company's future businesses; and the economic impact of national and global events, including the response to recent bank failures, the wars in Ukraine and Israel, widespread protests, civil unrest, political uncertainty, and pandemics or other public health crises.

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

The Company’s methodology for estimating the allowance considers available relevant information about the collectability of cash flows, including information about past events, current conditions, and reasonable and supportable forecasts. Refer to "Allowance for Credit Losses" below, "Note 4 - Allowance for Credit Losses", and "Note 1 – Summary of Significant Accounting Policies" in the Notes to Consolidated Financial Statements in Part II, "Item 8. Financial Statements and Supplementary Data" of this Report on Form 10-K for the year ended December 31, 2023.

For information on the Company's significant accounting policies and to gain a greater understanding of how the Company’s financial performance is reported, refer to "Note 1 – Summary of Significant Accounting Policies" in the Notes to Consolidated Financial Statements in Part II, "Item 8. Financial Statements and Supplementary Data" of this Report on Form 10-K for the year ended December 31, 2023.

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

Recent Events

During the first half of 2023, the banking industry experienced significant volatility with high-profile bank failures, which resulted in industry wide concerns related to liquidity, deposit outflows, unrealized securities losses and eroding consumer confidence in the banking system. In response to these developments, the Company took a number of preemptive actions in the first quarter, which included proactive outreach to clients and actions to maximize its funding sources such as establishing the ability to borrow through the newly established Federal Reserve borrowing program called the Bank Term Funding Program. The Company maintains established borrowing capacity of $1.7 billion through its membership with the Federal Home Loan Bank ("FHLB") and FRB. The Company’s total deposits of $6.4 billion at December 31, 2023 were down $202.4 million, or 3.1% compared to December 31, 2022. At December 31, 2023, the Company estimates total uninsured deposits of $2.9 billion. These uninsured deposit balances of $2.9 billion at December 31, 2023 include $1.0 billion of collateralized government deposits and $1.6 billion of uninsured deposits without liquid collateral pledged. Total insured deposits and collateralized government deposits represent 75.4% of the Company's total FDIC insurance eligible deposits at December 31, 2023. At December 31, 2023, Tier 1 leverage and Total Capital ratios were 9.08% and 13.36%, respectively, compared to 9.34% and 14.42% at December 31, 2022. The decrease from year-end 2022 to year-end 2023 was mainly due to the recognition of the $52.9 million after-tax loss on sales of available-for-sale debt investment securities, including the $47.5 million after-tax loss recognized in the third quarter of 2023 related to the balance sheet repositioning discussed below.

In 2023, the Company completed a balance sheet repositioning for general balance sheet, portfolio and interest rate risk management, by selling approximately $510.5 million of available-for-sale debt securities, which resulted in an pre-tax loss on the sale of approximately $70.0 million. The Company sold these securities in the second ($80.9 million) and third ($429.6 million) quarters of 2023. The securities sold had an average yield of approximately 0.86%, while the proceeds of the sale were largely reinvested into securities with an estimated yield of approximately 5.09%. Average yields on available-for-sale debt securities for the fourth quarter of 2023 were 2.33%, compared to 1.59% for the third quarter of 2023, and 1.44% for the fourth quarter of 2022.

Results of Operations
(Comparison of December 31, 2023 and 2022 results)

General

The Company reported diluted earnings per share of $0.66 in 2023, a decrease of 88.8% compared to diluted earnings per share of $5.89 in 2022. Net income for the year ended December 31, 2023, was $9.5 million, a decrease of 88.8% compared to $85.0 million in 2022. Significant contributors to the year-over-year decrease in net income included an after-tax loss of $52.9 million, or $3.69 loss per diluted share, related to the sale of $510.5 million of available-for-sale debt securities, increased funding costs and an increase in operating expenses. The sale of securities and subsequent reinvestment in the second and third quarters of 2023 favorably impacted securities revenue in the fourth quarter of 2023 as the securities sold had an average yield of 0.86%, while the proceeds of the sale were largely reinvested into securities with an estimated yield of approximately 5.09%. Average yields on securities for the fourth quarter of 2023 were 2.33%, compared to 1.59% for the third quarter of 2023, and 1.44% for the fourth quarter of 2022. Net interest income of $209.5 million for 2023, was down $20.8 million or 9.0% compared to 2022, the increase in interest rates paid on interest-bearing liabilities continues to outpace increases on interest earning asset yields.

Excluding the impact of the realized losses on the sales of investment securities, adjusted net income, a non-GAAP financial measure, was $62.4 million for the year ended December 31, 2023, down $23.1 million, or 27.1%, when compared to the prior year. Earnings per diluted share, adjusted to exclude the impact of realized losses on sales of investment securities (“adjusted diluted earnings per share”), a non-GAAP measure, of $4.36 for the year ended December 31, 2023, decreased $1.56 compared to the prior year period. Reconciliations of GAAP amounts with corresponding non-GAAP amounts are presented in the "Non-GAAP Disclosure" on page 54.

In addition to earnings per share, key performance measurements for the Company include return on average shareholders’ equity (ROE) and return on average assets (ROA). ROE was 1.50% in 2023, compared to 13.25% in 2022, while ROA was 0.12% in 2023 and 1.09% in 2022. Tompkins’ 2023 ROE and 2023 ROA did not compare favorably with peer ratios of 11.18% and 1.01%, respectively, due to the above mentioned securities sale. The peer group data is derived from the FRB's "Bank Holding Company Performance Report", which covers banks and bank holding companies with assets between $3.0 billion and $10.0 billion as of September 30, 2023 (the most recent report available). Although the peer group data is presented based upon financial information that is one fiscal quarter behind the financial information included in this report, the Company believes that it is relevant to include certain peer group information for comparison to current period numbers. ROA and ROE, adjusted to exclude the impact of realized losses on sales of investment securities, ("adjusted ROA" and "adjusted ROE"), non-GAAP measures, were 0.82% and 9.83% for the year ended December 31, 2023. Reconciliations of GAAP amounts with corresponding non-GAAP amounts are presented in "Non-GAAP Disclosure" on page 54.

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

Banking Segment
The banking segment reported net income of $74,000 for the year ended December 31, 2023, down $75.4 million or 99.9%, compared to 2022. The decrease in net income in 2023 compared to 2022 was largely driven by the sale of $510.5 million of available-for-sale debt securities, that resulted in an after-tax loss on the sale of securities of $52.9 million. Higher funding costs and increased operating expenses also contributed to the decrease. Net interest income was down $20.8 million or 9.0% in 2023 compared to 2022, primarily due to interest-bearing liabilities outpacing increases on interest earning assets yields due to the higher interest rate environment.

The provision for credit loss expense was a expense of $4.3 million in 2023, compared to provision credit of $2.8 million in the prior year. The increase in the provision for credit losses in 2023 over 2022 was mainly driven by loan growth, current economic forecasts and changes in asset quality. The allowance to total loan ratio at December 31, 2023 was 0.92%, up from 0.87% at December 31, 2022. For additional information, see the section titled "The Allowance for Credit Losses" below.

Noninterest income of $43.7 million in 2023 decreased $69.1 million or 272.0% compared to 2022. The decrease in noninterest income was largely due to the sale of available-for-sale debt securities in the second and third quarters of 2023, which resulted in the recognition of a pre-tax loss of $70.0 million. For the year ended December 31, 2023, card services income increased $464,000, or 4.2% over the same period in 2022, while service charges on deposit accounts decreased $452,000, or 6.1% for the same time period, mainly due to lower overdraft fees.

Noninterest expense of $162.3 million for the year ended December 31, 2023, increased $6.1 million or 3.9% from December 31, 2022. The increases were largely due to nonrecurring expenses which included $879,000 of expenses related to branch closures in 2023; New York State minimum tax expense of $830,000, as a result of the previously mentioned losses on sales of available-for-sale debt securities contributing to state taxes as equity rather than income; and approximately $640,000 in expenses related to staff restructuring charges. FDIC insurance expense in 2023 was up $1.5 million over 2022.

Insurance Segment
The insurance segment reported net income of $6.6 million for 2023, which is in line with 2022, as a $1.1 million or 3.1% increase in noninterest revenue was offset by an increase in noninterest expenses of $1.1 million or 3.9%. The increase in revenue was mainly in property and casualty commissions, which were up $1.8 million or 5.4% in 2023 over 2022. Contingency revenue was down $546,000 or 13.6% in 2023 compared to 2022. Revenue growth in 2023 benefited from business development efforts and generally higher policy premium levels. The increase in expenses was mainly in salaries and wages as a result of normal annual merit increases along with increases in health insurance costs, which were partially offset by a decrease in incentive related accruals.

Wealth Management Segment
The wealth management segment reported net income of $2.9 million for the year ended December 31, 2023, a decrease of $126,000 or 4.2% compared to 2022. Revenue of $18.3 million increased $133,000 or 0.7% compared to 2022. Noninterest expenses increased by $273,000 or 1.9% compared to 2022. The increase was mainly driven by professional fees related to recruiting and increases in expenses related to health insurance and the Company's retirement plans, partially offset by lower incentive related accruals. The fair value of assets under management or in custody at December 31, 2023 totaled $3.1 billion, representing an increase of $181.7 million or 6.2% compared to $2.9 billion at year-end 2022. The increase in assets under management from prior year was mainly a result of market performance seen throughout the year as well as new business.

Net Interest Income

Net interest income is the Company’s largest source of revenue, representing 95.3% of total revenues for the year ended December 31, 2023, and 74.7% of total revenues for the year ended December 31, 2022. The increase in the ratio of net interest income to revenues in 2023 was largely driven by the decrease in total revenues in 2023 compared to 2022 as a result of the pre-tax loss of $70.0 million on the sales of available-for-sale debt securities during 2023. Net interest income is dependent on the volume and composition of interest earning assets and interest-bearing liabilities and the level of market interest rates. Table 1 – Average Statements of Condition and Net Interest Analysis shows average interest-earning assets and interest-bearing liabilities, and the corresponding yield or cost associated with each.

Net interest income of $209.5 million for 2023 decreased by $20.8 million or 9.0% from 2022. The decrease was primarily due to higher funding costs and a decrease in average earning assets, partially offset by an increase in the average yield on interest-earning assets in 2023 compared to 2022. The average rates paid on interest-bearing liabilities for the year ended December 31, 2023, was up 136 basis points over the same period in 2022, while the average yield on interest-earning assets increased 71 basis points over the same period.

The net interest margin for 2023 was 2.84% compared to 3.05% for 2022. The decrease in net interest margin for the year ended December 31, 2023 compared to the year ended December 31, 2022 was due to increases in the average rates paid on interest-bearing liabilities outpacing increases on interest earning assets yields due to the higher interest rate environment, as well as increases in higher rate average other borrowings and average time deposits due to lower average interest checking, savings and money market deposit balances.

The quarterly net interest margin for the fourth quarter of 2023 of 2.82% increased from a net interest margin of 2.75% for the third quarter of 2023, and decreased from 3.02% for the fourth quarter of 2022. The increase in net interest margin compared to the third quarter of 2023 was primarily due to securities purchased in the second and third quarters of 2023 yielding higher interest rates compared to securities sold during the same periods. The increase in securities yields was partially offset by the reversal of $1.0 million of accrued interest during the fourth quarter of 2023 related to loans that moved to nonaccrual status during the quarter. The decrease in net interest margin compared to the fourth quarter of last year were primarily attributable to increased interest costs on interest-bearing liabilities outpacing increased interest income on interest earning assets due to the higher interest rate environment.

Interest income increased $46.0 million or 18.3% in 2023 from 2022, mainly driven by higher interest earning asset yields due to the higher interest rate environment, and partially offset by decreases in the volume of average interest-earning assets. For the year ended December 31, 2023, the average yield on interest-earning assets increased 71 basis points over the same period in 2022. Average interest-earning assets for the year ended December 31, 2023, decreased $198.7 million, or 2.6%, compared to the same period in 2022.

Interest income on loans for the year ended December 31, 2023, was up $42.8 million, or 19.7% compared to the same period in 2022, driven by higher average yields and higher average balances. The average yields on loans for the year ended December 31, 2023, of 4.87%, was up 62 basis points from the same period in 2022. The increase in loan yields was a result of market-related increases in interest rates on new loans, a significant increase in variable and adjustable rate loan yields driven by rising market interest rates, including the prime rate, and new loan originations. Average loans and leases increased $215.6 million or 4.2% in 2023 compared to 2022, and represented 72.3% of average earning assets in 2023 compared to 67.6% in 2022. The increase was largely driven by a growth in the commercial real estate portfolio. As a result of its participation in the SBA's Paycheck Protection Plan ("PPP"), the Company recorded net deferred loan fees of $9,390 in 2023 as compared to $3.0 million in 2022, which are included in interest income.

Interest income on securities, excluding dividends on FHLB stock, for the year ended December 31, 2023, was up $1.9 million or 5.7% as compared to the same period in 2022, as higher average yields more than offset lower average balances. The average yield on total securities for the year ended December 31, 2023, increased 34 basis points, while average balances for securities decreased $350.5 million, or 14.8%, from the same period in 2022. The increase in securities yields were driven by market interest rate increases and the sales and maturities of certain available-for-sale investment securities during 2023. During the second quarter of 2023, the Company sold $80.9 million of available-for-sale debt securities and used the proceeds mainly to pay down overnight borrowings with the FHLB. During the third quarter of 2023, the Company sold $429.6 million of available-for-sale debt securities with an average yield of 0.93% and reinvested $357.3 million of the proceeds into securities with an estimated yield of approximately 5.12%. The weighted average life of the securities purchased and sold was approximately 4.3 years.

Interest expense for 2023 increased $66.8 million or 317.5% compared to 2022, driven mainly by the increase in average rates paid on interest-bearing liabilities and funding mix, with an increase in average borrowings and average time deposits and a decrease in average interest-bearing checking, savings and money market deposits. The average cost of interest-bearing deposits was 1.58% in 2023, an increase of 123 basis points from 0.35% in 2022, while the average cost of interest bearing liabilities increased to 1.79% in 2023 from 0.43% in 2022. The rate paid on average interest-bearing deposits increased as interest rates on certain interest-bearing deposits were raised in response to market conditions. Average interest bearing deposits in 2023 decreased $149.2 million or 3.2% compared to 2022. Average noninterest bearing deposit balances in 2023 decreased $191.9 million or 8.8% versus 2022 and represented 30.8% of average total deposits in 2023 compared to 32.0% in 2022.

Average other borrowings increased by $168.4 million or 86.3% in 2023 from 2022. The average rate paid on other borrowings for the year ended December 31, 2023, was up 220 basis points over the same period in 2022. The increase in the cost of average borrowings was primarily the result of the greater utilization of comparatively higher rate overnight borrowings to fund loan growth as a result of lower average deposit balances.

Table 1 - Average Statements of Condition and Net Interest Analysis

	For the year ended December 31,
	2023			2022			2021
(dollar amounts in thousands)	Average Balance (YTD)	Interest	Average Yield/Rate	Average Balance (YTD)	Interest	Average Yield/Rate	Average Balance (YTD)	Interest	Average Yield/Rate
ASSETS
Interest-earning assets
Interest-bearing balances due from banks	$13,064	$674	5.16%	$85,788	$371	0.43%	$307,253	$343	0.11%
Securities[1]
U.S. Government securities	1,920,678	32,433	1.69%	2,265,226	30,587	1.35%	2,003,450	23,145	1.16%
Trading securities	0	0	0.00%	0	0	0.00%	0	0	0.00%
State and municipal[2]	91,407	2,338	2.56%	97,283	2,490	2.56%	112,391	2,871	2.55%
Other securities[2]	3,272	229	6.99%	3,329	135	4.06%	3,417	92	2.68%
Total securities	2,015,357	35,000	1.74%	2,365,838	33,212	1.40%	2,119,258	26,108	1.23%
FHLBNY and FRB stock	22,284	1,697	7.63%	13,354	646	4.84%	14,830	776	5.24%
Total loans and leases, net of unearned income[2,3]	5,357,699	261,144	4.87%	5,142,098	218,494	4.25%	5,184,491	215,709	4.16%
Total interest-earning assets	7,408,404	298,515	4.03%	7,607,078	252,723	3.32%	7,625,832	242,936	3.19%
Other assets	233,268			221,442			343,119
Total assets	$7,641,672			$7,828,520			$7,968,951
LIABILITIES & EQUITY
Deposits
Interest-bearing deposits
Interest bearing checking, savings, & money market	$3,697,780	$46,820	1.27%	$4,029,008	$10,389	0.26%	$4,034,969	$3,736	0.09%
Time deposits	793,709	23,988	3.02%	611,708	5,779	0.94%	711,381	7,111	1.00%
Total interest-bearing deposits	4,491,489	70,808	1.58%	4,640,716	16,168	0.35%	4,746,350	10,847	0.23%
Federal funds purchased & securities sold under agreements to repurchase	55,773	58	0.10%	57,126	60	0.10%	58,627	64	0.11%
Other borrowings	363,530	16,978	4.67%	195,110	4,815	2.47%	217,799	4,382	2.01%
Trust preferred debentures	0	0	0.00%	0	0	0.00%	7,367	2,233	30.32%
Total interest-bearing liabilities	4,910,792	87,844	1.79%	4,892,952	21,043	0.43%	5,030,143	17,526	0.35%
Noninterest bearing deposits	1,994,861			2,186,720			2,096,542
Accrued expenses and other liabilities	101,287			107,122			117,790
Total liabilities	7,006,940			7,186,795			7,244,475
Tompkins Financial Corporation Shareholders’ equity	633,267			640,258			723,009
Noncontrolling interest	1,465			1,468			1,467
Total equity	634,732			641,725			724,476
Total liabilities and equity	$7,641,672			$7,828,520			$7,968,951
Interest rate spread			2.24%			2.89%			2.84%
Net interest income/margin on earning assets		210,671	2.84%		231,680	3.05%		225,410	2.96%
Tax Equivalent Adjustment		(1,157)			(1,399)			(1,618)
Net interest income per consolidated financial statements		$209,514			$230,281			$223,792
1 Average balances and yields on available-for-sale debt securities are based on historical amortized cost.
2 Interest income includes the tax effects of tax-equivalent adjustments using the Federal income tax rate of 21.0% in 2023, 2022, and 2021 to increase tax exempt interest income to tax-equivalent basis.
3 Nonaccrual loans are included in the average asset totals presented above. Payments received on nonaccrual loans have been recognized as disclosed in Note 1 of the Company’s consolidated financial statements included in Part 1 of this Report on Form 10-K.

Table 2 - Analysis of Changes in Net Interest Income

	2023 vs. 2022			2022 vs. 2021
	Increase (Decrease) Due to Change in Average			Increase (Decrease) Due to Change in Average
(In thousands)(taxable equivalent)	Volume	Yield/Rate	Total	Volume	Yield/Rate	Total
INTEREST INCOME:
Interest-bearing balances due from bank	$(563)	$866	$303	$(389)	$417	$28
Investments[1]
Taxable	(5,095)	7,035	1,940	3,245	4,240	7,485
Tax-exempt	(150)	(2)	(152)	(386)	5	(381)
FHLB and FRB stock	565	486	1,051	(73)	(57)	(130)
Loans, net[1]	9,754	32,896	42,650	(3,949)	6,734	2,785
Total interest income	$4,511	$41,281	$45,792	$(1,552)	$11,339	$9,787
INTEREST EXPENSE:
Interest-bearing deposits:
Interest checking, savings and money market	$(923)	$37,354	$36,431	$(6)	$6,659	$6,653
Time	3,200	15,009	18,209	(1,063)	(269)	(1,332)
Federal funds purchased and securities sold under agreements to repurchase	(2)	0	(2)	(2)	(2)	(4)
Other borrowings	5,980	6,183	12,163	(1,607)	(193)	(1,800)
Total interest expense	$8,255	$58,546	$66,801	$(2,678)	$6,195	$3,517
Net interest income	$(3,744)	$(17,265)	$(21,009)	$1,126	$5,144	$6,270
1 Interest income includes the tax effects of tax-equivalent adjustments using the Federal income tax rate of 21.0% in 2023, 2022 and 2021 to increase tax exempt interest income to tax-equivalent basis.

Changes in net interest income occur from a combination of changes in the volume of interest-earning assets and interest-bearing liabilities, and in the rate of interest earned or paid on them. The above table illustrates changes in interest income and interest expense attributable to changes in volume (change in average balance multiplied by prior year rate), changes in rate (change in rate multiplied by prior year volume), and the net change in net interest income. The net change attributable to the combined impact of volume and rate has been allocated to each in proportion to the absolute dollar amounts of the change. In 2023, net interest income decreased by $21.0 million, resulting from a $66.8 million increase in interest expense, partially offset from a $45.8 million increase in interest income. The increase in interest expense reflects higher rates paid on interest bearing liabilities, both deposits and other borrowings, and increases in average other borrowings and average time deposit.

Provision for Credit Loss Expense

The provision for credit loss expense represents management’s estimate of the expense necessary to maintain the allowance for credit losses at an appropriate level. The ratio of total allowance to total loans and leases increased to 0.92% at December 31, 2023 from 0.87% at December 31, 2022. The increase in the ACL from year-end December 31, 2023 was driven by loan growth, economic forecasts, and changes in asset quality. The provision for credit loss expense was $4.3 million in 2023, compared to provision expense of $2.8 million in 2022. The provision for credit losses for 2023 included a provision credit of $526,000 related to off-balance sheet credit exposures compared to a provision expense of $290,000 for 2022. The section captioned "Financial Condition – The Allowance for Credit Losses" below has further details on the allowance for credit losses and asset quality metrics.

Noninterest Income

	Year ended December 31,
(In thousands)	2023	2022	2021
Insurance commissions and fees	$37,351	$36,201	$34,836
Wealth management fees	17,951	18,091	19,388
Service charges on deposit accounts	6,913	7,365	6,347
Card services income	11,488	11,024	10,826
Other income	6,511	5,925	7,203
Net (loss) gain on securities transactions	(69,973)	(634)	249
Total	$10,241	$77,972	$78,849

Noninterest income of $10.2 million for the year-ended December 31, 2023 decreased $67.7 million or 86.9% from 2022. Noninterest income represented 4.7% of total revenues in 2023, down from 25.3% in 2022. The decrease in noninterest income was largely due to the previously noted sales of available-for-sale debt securities, mainly in the third quarter of 2023, which resulted in the recognition of a pre-tax loss of $70.0 million for the year ended December 31, 2023. Fee-based revenues, including insurance commissions and fees, wealth management fees, service charges on deposit accounts and card services income, for the year ended December 31, 2023, collectively, increased $1.0 million, or 1.4%, over the same period in 2022.

Insurance commissions and fees of $37.4 million increased $1.2 million or 3.2% in 2023 compared to $36.2 million for 2022. The increase in revenue was mainly in property and casualty commissions, which were up $1.8 million or 5.4% in 2023 over 2022. Contingency revenue was down $546,000 or 13.6% in 2023 compared to 2022. Revenue growth in 2023 benefited from business development efforts and generally higher policy premium levels as a result of general market conditions.

Wealth management fees of $18.0 million in 2023 decreased $140,000 or 0.8% compared to 2022. Wealth management fees includes trust services, financial planning, wealth management services, and brokerage related services. The fair value of assets managed by, or in custody of, Tompkins was $3.1 billion at December 31, 2023, an increase from $2.9 billion at December 31, 2022. The increase in assets under management was mainly attributable to improved market performance in 2023, in comparison to 2022, with major equity market indices up in 2023 over 2022.

Service charges on deposit accounts of $6.9 million decreased $452,000 or 6.1% in 2023 compared to 2022. The decrease was driven by lower net overdraft fees in 2023 compared to 2022.

Card services income increased $464,000 or 4.2% in 2023 over 2022. The primary components of card services income are fees related to interchange income and transactions fees for debit card transactions, credit card transactions and ATM usage. The increase over prior year reflects an increase in the number and dollar volume of transactions.

Other income of $6.5 million increased $586,000 or 9.9% compared to 2022. The increase was largely due to higher earnings on bank owned life insurance ("BOLI"). Earnings on BOLI totaled $1.7 million in 2023, up from $1.2 million in 2022, reflecting the net impact of gain on death benefits of $962,000, partially offset by write-downs on separate account BOLI policies surrendered in the fourth quarter of 2023. Derivative fee income increased to $485,000 in 2023 from $57,000 in 2022, driven mainly by income on an interest rate swap.

Noninterest Expense

	Year ended December 31,
(In thousands)	2023	2022	2021
Salaries and wages	$97,370	$98,261	$96,038
Other employee benefits	27,333	24,969	24,172
Net occupancy expense of premises	13,278	13,093	13,179
Furniture and fixture expense	8,663	8,058	8,328
FDIC insurance	4,298	2,798	2,758
Amortization of intangible assets	334	873	1,317
Other operating expense	52,016	47,699	44,495
Total	$203,292	$195,751	$190,287

Noninterest expense as a percentage of total revenue was 92.5% in 2023, compared to 63.5% in 2022. Noninterest expense for the year ended 2023 of $203.3 million, increased $7.5 million, or 3.9% compared to the same period in 2022. The increase in noninterest expense in 2023 over the same period in 2022 was mainly driven by other operating expenses, which increased $4.3 million; FDIC insurance, which increased $1.4 million; and higher personnel-related expenses, which increased $1.5 million.

Expenses associated with salaries and wages and employee benefits are the largest component of total noninterest expense. In 2023, these expenses increased $1.5 million or 1.2% compared to 2022. Salaries and wages decreased $891,000 or 0.9% in 2023 over the prior year, as increases driven mainly by annual merit pay increases were more than offset by lower incentive related accruals. Salaries and wages in 2023 included $638,000 of personnel-related charges. The number of employees as measured by average full time equivalents (FTEs) for 2023 were 1,014, compared to 1,020 for 2022. Other employee benefits increased $2.4 million or 9.5% over 2022, mainly in health insurance, which was up $1.8 million or 18.3% in 2023 over 2022.

The increase in net occupancy expense of premises and furniture and fixture expense in 2023 over 2022, included $879,000 related to the closure of three branch locations in the latter half of 2023.

Other operating expenses of $52.0 million increased by $4.3 million or 9.1% compared to 2022. The primary components of other operating expenses in 2023 were technology ($15.9 million), professional fees ($7.5 million), marketing ($5.3 million), and cardholder expense ($4.2 million). Contributing to the growth in other operating expenses for the year ended December 31, 2023, compared to the same period in 2022 were the following: expenses related to the Company’s retirement plans, up $1.7 million, or 441.3%, professional fees, up $604,000, or 8.7%; and accrual for New York State minimum tax, up $830,000, mainly as a result of the losses on the sales of available-for-sale debt securities. Marketing expenses in 2023 were down $444,000, or 7.8% when compared to 2022 which was driven by one time expenses related to rebranding of $156,000 in 2022 along with a reduction in media buys of $464,000; offset by donation expense being up $317,000 or 29.9%.

Noncontrolling Interests

Net income attributable to noncontrolling interests represents the portion of net income in consolidated majority-owned subsidiaries that is attributable to the minority owners of a subsidiary. The Company had net income attributable to noncontrolling interests of $124,000 in 2023, in line with 2022. The noncontrolling interests relate to three real estate investment trusts, which are substantially owned by the Company.

Income Tax Expense

The provision for income taxes provides for Federal, New York State, Pennsylvania and other miscellaneous state income taxes. The 2023 provision was $2.5 million, which decreased $22.1 million or 89.8% compared to the 2022 provision. The decrease in income tax expense between comparable periods reflects the decrease in pre-tax income, due primarily to the realized losses on the sale of certain available-for-sale debt securities. The effective tax rate for the Company was 20.8% in 2023, down from 22.4% in 2022. The effective rates for 2023 and 2022 differed from the U.S. statutory rate of 21.0% during those periods due to the effect of tax-exempt income from loans, securities, and life insurance assets, investments in tax credits, and excess tax benefits of stock based compensation. The fourth quarter 2023 included the impact of surrendering certain separate account BOLI policies, which added $1.8 million to tax expense for the quarter.

The Company's banking subsidiary has an investment in a real estate investment trust that provides certain benefits on its New York State tax return for qualifying entities. A condition to claim the benefit is that the consolidated company has average assets of no more than $8.0 billion for the taxable year. As of December 31, 2023, the Company's consolidated average assets, as defined by New York tax law, were under the $8.0 billion threshold. The Company will continue to monitor the consolidated average assets during 2024 to determine future eligibility.

Financial Condition

Total assets were $7.8 billion at December 31, 2023, up by 1.9% or $149.1 million from the previous year end. Total securities decreased $178.3 million or 9.3% from December 31, 2022, while total loans increased $337.0 million or 6.4%. Total deposits at year-end 2023 decreased $202.4 million or 3.1% from year-end 2022, while total borrowings increased $310.8 million or 106.7%.

Loans and leases were 71.7% of total assets at December 31, 2023, compared to 68.7% of total assets at December 31, 2022. Total loan balances were $5.6 billion at December 31, 2023, an increase of $337.0 million or 6.4% compared to the $5.3 billion reported at year-end 2022. The increase was mainly in commercial real estate loans. A more detailed discussion of the loan portfolio is provided below in this section under the caption "Loans and Leases".

As of December 31, 2023, total securities comprised 22.1% of total assets, compared to 24.9% of total assets at year-end 2022. Securities decreased $178.3 million or 9.3% at December 31, 2023, compared to December 31, 2022. Contributing to the decrease in securities from year-end 2022 was the the sale of available-for-sale debt securities, payments, maturities and calls. These were partially offset by securities purchases in 2023. A detailed discussion of the securities portfolio is provided below in this section under the caption "Securities".

Total deposits at year-end 2023 decreased by $202.4 million or 3.1% compared to December 31, 2022. At December 31, 2023 noninterest bearing deposits decreased by $233.2 million or 10.8%, time deposit balances increased $366.6 million or 58.1% and checking, savings and money market accounts decreased $335.9 million or 8.8% when compared to December 31, 2022. Other borrowings, consisting mainly of short term advances with the FHLB, increased $310.8 million or 106.7% from December 31, 2022. A more detailed discussion of deposits and borrowings is provided below in this section under the caption "Deposits and Other Liabilities".

Shareholders’ Equity

The Consolidated Statements of Changes in Shareholders’ Equity included in the Consolidated Financial Statements of the Company contained in Part II, "Item 8. Financial Statements and Supplementary Data" of this Report on Form 10-K, detail changes in equity capital over prior year end. Total shareholders’ equity increased $52.5 million or 8.5% to $669.9 million at December 31, 2023, from $617.4 million at December 31, 2022. The increase was primarily the result of a decrease in unrealized losses on the available-for-sale portfolio mainly due to the recognition of the $70.0 million pre-tax loss on sales of available-for-sale investment securities, including the $62.9 million pre-tax loss recognized in the third quarter of 2023 related to balance sheet repositioning, as well as market interest rates.

Additional paid-in capital decreased by $5.6 million, from $302.8 million at December 31, 2022, to $297.2 million at December 31, 2023. The $5.6 million decrease included the following: a $8.7 million aggregate purchase price related to the Company's repurchase and retirement of 150,000 shares of its common stock in the first six months of 2023 pursuant to its publicly announced stock repurchase plan; and $1.3 million related to the exercise of stock options and restricted stock activity. These were partially offset by $4.1 million attributed to stock based compensation expense, and $331,000 related to shares issued for the Company's director deferred compensation plan.

Retained earnings decreased by $25.2 million, reflecting net income of $9.5 million, less dividends paid of $34.7 million for the year-ended December 31, 2023.

Accumulated other comprehensive loss decreased from $208.7 million at December 31, 2022 to $125.0 million at December 31, 2023, reflecting a $79.3 million decrease in unrealized losses on available-for-sale debt securities due to market interest rates and the aforementioned $70.0 million pre-tax loss on available-for-sale debt securities sales, and $4.4 million related to employee post-retirement benefit plans. Under regulatory requirements, amounts reported as accumulated other comprehensive income/loss related to net unrealized gain or loss on available-for-sale debt securities and the funded status of the Company’s defined benefit post-retirement benefit plans do not increase or reduce regulatory capital and are not included in the calculation of risk-based capital and leverage capital ratios.

Total shareholders’ equity decreased $111.6 million or 15.3% to $617.4 million at December 31, 2022, from $728.9 million at December 31, 2021. Additional paid-in capital decreased by $9.8 million, from $312.5 million at December 31, 2021, to $302.8 million at December 31, 2022. The $9.8 million decrease included the following: a $15.4 million aggregate purchase price related to the Company's repurchase and retirement of 197,979 shares of its common stock in connection with Board-approved repurchase plans, and $2.3 million related to the exercise of stock options and restricted stock activity. These were partially offset by $4.3 million attributed to stock based compensation expense, $2.9 million related to shares issued for Company's employee stock ownership plan, and $488,000 related to shares issued for the Company's director deferred compensation plan. Retained earnings increased by $51.5 million, reflecting net income of $85.0 million, less dividends paid of $33.6 million for the year ended December 31, 2022.

Accumulated other comprehensive loss increased from $56.0 million at December 31, 2021 to $208.7 million at December 31, 2022; reflecting a $164.2 million increase in unrealized losses on available-for-sale debt securities due to market interest rates; partially offset by a $11.5 million related to employee post-retirement benefit plans.

The Company increased cash dividends per share by 3.9% in 2023 over 2022, which followed an increase of 5.5% in 2022 over 2021. Dividends per share were $2.40 in 2023, compared to $2.31 in 2022, and $2.19 in 2021. Cash dividends paid represented 364.6%, 39.5%, and 36.3% of after-tax net income in 2023, 2022, and 2021, respectively. The increase in the ratio of cash dividends to after-tax net income in 2023 reflects the year-over-year decrease in net income, which was largely due to the previously noted recognition of an after-tax loss of $52.9 million for the year-ended December 31, 2023, on the sales of available-for-sale debt securities, mainly in the third quarter of 2023. Cash dividends paid in 2023 represents 55.6% of adjusted net income, a non-GAAP financial measure, which excludes the impact of the after-tax loss of $52.9 million on the sales of available-for-sale debt securities.

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

On July 20, 2023, the Company’s Board of Directors authorized a replacement share repurchase plan (the “2023 Repurchase Plan”) under which it may repurchase up to 400,000 shares of the Company’s common stock over the 24 months following adoption of the plan. Shares may be repurchased from time to time under the 2023 Repurchase Plan in open market transactions at prevailing market prices, in privately negotiated transactions, or by other means in accordance with federal securities laws, and the repurchase program may be suspended, modified or terminated by the Board of Directors at any time for any reason. As of December 31, 2023, there have been no shares repurchased under the 2023 Repurchase Plan.

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

As of December 31, 2023, the capital ratios for the Company’s subsidiary bank exceeded the minimum levels required to be considered well capitalized. Additional information on the Company’s capital ratios and regulatory requirements is provided in "Note 20 - Regulations and Supervision" in Notes to Consolidated Financial Statements in Part II, "Item 8. Financial Statements and Supplementary Data" of this Report on Form 10-K.

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

The Company classifies its securities at date of purchase as available-for-sale, held-to-maturity or trading. Securities are generally classified as available-for-sale. Securities available-for-sale may be used to enhance total return, provide additional liquidity, or reduce interest rate risk. Securities in the held-to-maturity portfolio would consist of obligations of the U.S. Government, U.S. Government sponsored entities and obligations of state and political subdivisions. Securities in the trading portfolio would reflect those securities that the Company elects to account for at fair value, with the adoption of ASC Topic 825, Financial Instruments.

The Company’s total securities portfolio at December 31, 2023 was $1.7 billion compared to $1.9 billion at December 31, 2022. The table below shows the composition of the available-for-sale and held-to-maturity debt securities portfolios as of year-end 2023, 2022 and 2021. The decrease in securities from year-end 2022 was largely driven by $510.5 million of sales of available-for-sale debt securities and $161.8 million of payments, maturities and calls, partially offset by $391.5 million of securities purchases. Unrealized losses on the available-for-sale debt securities portfolio were $131.8 million at year-end 2023, down from $236.8 million at year-end 2022. The sale of securities and market conditions contributed to the decrease in unrealized losses at year-end 2023 from prior year end.

Additional information on the securities portfolio is available in "Note 2 Securities" in Notes to Consolidated Financial Statements in Part II, "Item 8. Financial Statements and Supplementary Data" of this Report on Form 10-K, which details the types of securities held, the carrying and fair values, and the contractual maturities as of December 31, 2023 and 2022.

	As of December 31,
Available-for-Sale Debt Securities	2023		2022		2021
(In thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
U.S. Treasuries	$114,418	$109,904	$190,170	$167,251	$160,291	$157,834
Obligations of U.S. Government sponsored entities	472,286	456,458	681,192	601,167	843,218	832,373
Obligations of U.S. states and political subdivisions	89,999	81,924	93,599	85,281	102,177	104,169
Mortgage-backed securities-residential, issued by
U.S. Government agencies	49,976	45,240	58,727	52,668	76,502	77,157
U.S. Government sponsored entities	819,303	720,830	805,603	686,222	879,102	870,556
U.S. corporate debt securities	2,500	2,294	2,500	2,378	2,500	2,424
Total available-for-sale debt securities	$1,548,482	$1,416,650	$1,831,791	$1,594,967	$2,063,790	$2,044,513

	As of December 31,
Held-to-Maturity Debt Securities	2023		2022		2021
(In thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
U. S. Treasuries	$86,266	$75,215	$86,478	$73,541	$86,689	$86,368
Obligations of U.S. Government sponsored entities	226,135	192,240	225,866	188,151	197,320	195,920
Total held-to-maturity debt securities	$312,401	$267,455	$312,344	$261,692	$284,009	$282,288

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

Management measures expected credit losses on held-to-maturity debt securities on a collective basis by major security type with each type sharing similar risk characteristics and considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts. Management has made the accounting policy election to exclude accrued interest receivable on held-to-maturity debt securities from the estimate of credit losses. As of December 31, 2023, the held-to- maturity portfolio consisted of U.S. Treasury securities and securities issued by U.S. government-sponsored enterprises, including Federal National Mortgage Agency, Federal Home Loan Bank, and Federal Farm Credit Banks Funding Corporation. U.S. Treasury securities are backed by the full faith and credit of and/or guaranteed by the U.S. government, and it is expected that the securities will not be settled at prices less than the amortized cost bases of the securities. Securities issued by U.S. government agencies or U.S. government-sponsored enterprises carry the explicit and/or implicit guarantee of the U.S. government, are widely recognized as "risk-free," and have a long history of zero credit loss. As such, the Company did not record an allowance for credit losses for these securities as of December 31, 2023.

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

The Company also holds non-marketable Federal Home Loan Bank New York ("FHLBNY") stock and non-marketable Atlantic Community Bankers Bank ("ACBB") stock, all of which are required to be held for regulatory purposes and for borrowing availability. The required investment in FHLB stock is tied to the Company’s borrowing levels with the FHLB. Holdings of FHLBNY stock and ACBB stock totaled $33.6 million and $95,000 at December 31, 2023, respectively. These securities are carried at par, which is also cost. The FHLBNY continues to pay dividends and repurchase stock. As such, the Company has not recognized any impairment on its holdings of FHLBNY. At December 31, 2022, the Company’s holdings of FHLBNY stock and ACBB stock totaled $17.6 million and $95,000, respectively.

Management’s policy is to purchase investment grade securities that, on average, have relatively short expected durations. This policy helps mitigate interest rate risk and provides sources of liquidity without significant risk to capital. The contractual maturity distribution of debt securities and mortgage-backed securities as of December 31, 2023, along with the weighted average yield of each category, is presented in Table 3-Maturity Distribution below. Balances are shown at amortized cost and weighted average yields are calculated on a fully tax-equivalent basis. Expected maturities will differ from contractual maturities presented in Table 3-Maturity Distribution below, because issuers may have the right to call or prepay obligations with or without penalty and mortgage-backed securities will pay throughout the periods prior to contractual maturity.

Table 3 - Maturity Distribution

	As of December 31, 2023
	Securities Available-for-Sale[1]		Securities Held-to-Maturity
(dollar amounts in thousands)	Amount	Yield[2]	Amount	Yield[2]
U.S. Treasury
Within 1 year	$19,836	2.07%	$0	0.00%
Over 1 to 5 years	84,636	2.71%	0	0.00%
Over 5 to 10 years	9,946	1.54%	86,266	1.37%
	$114,418	2.50%	$86,266	1.37%

Obligations of U.S. Government sponsored entities
Within 1 year	$75,032	4.14%	$0	0.00%
Over 1 to 5 years	196,596	2.83%	0	0.00%
Over 5 to 10 years	180,658	3.68%	226,135	1.64%
Over 10 years	20,000	2.23%	$0	0.00%
	$472,286	3.34%	$226,135	1.64%

Obligations of U.S. state and political subdivisions
Within 1 year	$4,374	3.10%	$0	0.00%
Over 1 to 5 years	25,861	3.04%	0	0.00%
Over 5 to 10 years	52,513	2.60%	0	0.00%
Over 10 years	7,251	2.59%	0	0.00%
	$89,999	2.75%	$0	0.00%

Mortgage-backed securities - residential
Within 1 year	$0	0.00%	$0	0.00%
Over 1 to 5 years	23,486	2.48%	0	0.00%
Over 5 to 10 years	281,076	1.69%	0	0.00%
Over 10 years	564,717	2.22%	0	0.00%
	$869,279	2.06%	$0	0.00%

Other securities
Over 5 to 10 years	$2,500	8.36%	$0	0.00%
	$2,500	8.36%	$0	0.00%

Total securities
Within 1 year	$99,243	3.68%	$0	0.00%
Over 1 to 5 years	330,579	2.79%	0	0.00%
Over 5 to 10 years	526,692	2.49%	312,401	1.56%
Over 10 years	591,968	2.22%	0	0.00%
	$1,548,482	2.53%	$312,401	1.56%
1 Balances of available-for-sale debt securities are shown at amortized cost.
2 Interest income includes the tax effects of tax-equivalent adjustments using a combined New York State and Federal effective income tax rate of 24.5% to increase tax exempt interest income to tax-equivalent basis.

The average tax-equivalent yield on the securities portfolio was 1.74% in 2023, 1.40% in 2022 and 1.23% in 2021.

At December 31, 2023, there were no holdings of any one issuer, other than the U.S. Government sponsored entities, in an amount greater than 10% of the Company’s shareholders’ equity.

Loans and Leases

Table 4 - Composition of Loan and Lease Portfolio

Loans and Leases	As of December 31,
(In thousands)	2023	2022	2021	2020	2019
Commercial and industrial
Agriculture	$101,211	$85,073	$99,172	$94,489	$105,786
Commercial and industrial other	721,890	705,700	699,121	792,987	902,275
PPP loans	404	756	71,260	291,252	0
Subtotal commercial and industrial	823,505	791,529	869,553	1,178,728	1,008,061
Commercial real estate
Construction	303,406	201,116	178,582	163,016	213,637
Agriculture	221,670	214,963	195,973	201,866	184,898
Commercial real estate other	2,587,591	2,437,339	2,278,599	2,204,310	2,045,030
Subtotal commercial real estate	3,112,667	2,853,418	2,653,154	2,569,192	2,443,565
Residential real estate
Home equity	188,316	188,623	182,671	200,827	219,245
Mortgages	1,373,275	1,346,318	1,290,911	1,235,160	1,158,592
Subtotal residential real estate	1,561,591	1,534,941	1,473,582	1,435,987	1,377,837
Consumer and other
Indirect	841	2,224	4,655	8,401	12,964
Consumer and other	96,942	75,412	67,396	61,399	61,446
Subtotal consumer and other	97,783	77,636	72,051	69,800	74,410
Leases	15,383	16,134	13,948	14,203	17,322
Total loans and leases	$5,610,929	$5,273,658	$5,082,288	$5,267,910	$4,921,195
Less: unearned income and deferred costs and fees	(4,994)	(4,747)	(6,821)	(7,583)	(3,645)
Total loans and leases, net of unearned income and deferred costs and fees	$5,605,935	$5,268,911	$5,075,467	$5,260,327	$4,917,550

The below table shows a more detailed break-out of commercial real estate ("CRE") loans as of December 31, 2023 and December 31, 2022:

	As of December 31,
CRE Concentrations	2023		2022
(dollar amounts in thousands)	Balance	% CRE	Balance	% CRE
Construction	$303,406	9.75%	$201,031	7.05%
Multi-family/Single family real estate	603,118	19.38%	587,467	20.59%
Agriculture	221,670	7.12%	214,963	7.53%
Retail[1]	425,871	13.68%	434,998	15.25%
Hotels/motels	167,408	5.38%	144,710	5.07%
Office space[2]	236,721	7.61%	236,281	8.28%
Industrial[3]	215,459	6.92%	179,772	6.30%
Mixed Use	349,985	11.24%	322,537	11.30%
Medical[4]	138,057	4.44%	135,024	4.73%
Other	450,972	14.49%	396,549	13.90%
Total CRE	$3,112,667	100.00%	$2,853,332	100.00%
[1]Retail includes 2.9% and 3.2% of owner occupied real estate at December 31, 2023 and December 31, 2022.
[2]Office space includes 1.4% and 1.5% of owner occupied real estate at December 31, 2023 and December 31, 2022.
[3]Industrial includes 2.16% and 2.08% of owner occupied real estate at December 31, 2023 and December 31, 2022.
[4]Medical includes 2.69% and 3.01% of owner occupied real estate at December 31, 2023 and December 31, 2022.

Total loans and leases of $5.6 billion at December 31, 2023 increased $337.0 million or 6.4% from December 31, 2022. The increase was mainly in commercial real estate loans, but all loan portfolios grew in 2023. At December 31, 2023, total loans and leases represented 71.7% of total assets compared to 68.7% of total assets at December 31, 2022.

Residential real estate loans, including home equity loans, were $1.6 billion at December 31, 2023, an increase of $26.7 million or 1.7% compared to $1.5 billion at year-end 2022. Residential real estate loans comprised 27.9% of total loans and leases at December 31, 2023 compared to 29.1% at December 31, 2022. Growth in residential loan balances is impacted by the Company’s decision to retain these loans or sell them in the secondary market due to interest rate considerations. The Company’s Asset/Liability Committee meets regularly and establishes standards for selling and retaining residential real estate mortgage originations.

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

During 2023, 2022, and 2021, the Company sold residential mortgage loans totaling $4.5 million, $8.9 million, and $31.5 million, respectively, and realized net gains on these sales of $96,000, $155,000, and $943,000, respectively. When residential mortgage loans are sold to FHLMC or SONYMA, the Company typically retains all servicing rights, which provides the Company with a source of fee income. In connection with the sales in 2023, 2022, and 2021, the Company recorded mortgage-servicing assets of $34,000, $66,000, and $236,000, respectively.

The Company originates fixed rate and adjustable rate residential mortgage loans, including loans that have characteristics of both, such as a 7/6 adjustable rate mortgage, which has a fixed rate for the first seven years and then adjusts semi-annually thereafter. The majority of residential mortgage loans originated over the last several years have been fixed rate loans. Adjustment rate loans have increased in popularity due to the rising interest rate environment. Adjustable rate residential real estate loans are underwritten based upon the initial rate when the fixed rate period is 5 years or longer. For loans with an initial fixed rate of less than 5 years, the fully indexed rate is utilized for ability to repay qualifying and underwriting. This underwriting practice matches secondary market guidelines.

Commercial real estate loans totaled $3.1 billion at December 31, 2023, an increase of $259.2 million or 9.1% compared to December 31, 2022, and represented 55.5% of total loans and leases at December 31, 2023, compared to 54.2% at December 31, 2022.

Commercial and industrial loans totaled $823.5 million at December 31, 2023, which was an increase of $32.0 million or 4.0% from December 31, 2022. Commercial and industrial loans represented 14.7% of total loans at December 31, 2023 compared to 15.0% at December 31, 2022.

As of December 31, 2023, agriculturally-related loans totaled $322.9 million or 5.8% of total loans and leases compared to $300.0 million or 5.7% of total loans and leases at December 31, 2022. Agriculturally-related loans include loans to dairy farms and cash and vegetable crop farms. Agriculturally related loans are primarily made based on identified cash flows of the borrower with consideration given to underlying collateral, personal guarantees, and government related guarantees. Agriculturally-related loans are generally secured by the assets or property being financed or other business assets such as accounts receivable, livestock, equipment or commodities/crops.

The consumer loan portfolio includes personal installment loans, indirect automobile financing, and overdraft lines of credit. Consumer and other loans were $97.8 million at December 31, 2023, compared to $77.6 million at December 31, 2022.

The lease portfolio decreased by 4.7% to $15.4 million at December 31, 2023 from $16.1 million at December 31, 2022. As of December 31, 2023, commercial leases and municipal leases represented 100.0% of total leases.

The Company has adopted comprehensive lending policies, underwriting standards and loan review procedures. There were no significant changes to the Company’s existing policies, underwriting standards and loan review during 2023. The Company’s Board of Directors approves the lending policies at least annually. The Company recognizes that exceptions to policy guidelines may occasionally occur and has established procedures for approving exceptions to these policy guidelines. Management has also implemented reporting systems to monitor loan originations, loan quality, concentrations of credit, loan delinquencies and nonperforming loans and potential problem loans.

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

Analysis of Past Due and Nonperforming Loans

	As of December 31,
(In thousands)	2023	2022	2021	2020	2019
Loans 90 days past due and accruing[1]
Commercial and industrial	$0	$25	$0	$0	$0
Consumer and other	101	0	0	0	0
Total loans 90 days past due and accruing	$101	$25	$0	$0	$0
Nonaccrual loans
Commercial and industrial	$2,273	$618	$533	$1,775	$2,335
Commercial real estate	44,450	13,858	13,893	23,627	10,789
Residential real estate	15,172	13,544	11,178	13,145	10,882
Consumer and other	270	269	429	429	275
Total nonaccrual loans and leases	$62,165	$28,289	$26,033	$38,976	$24,281
Troubled debt restructurings not included above	0	4,530	5,124	6,803	7,154
Total nonperforming loans and leases	$62,266	$32,844	$31,157	$45,779	$31,435
Other real estate owned	131	152	135	88	428
Total nonperforming assets	$62,397	$32,996	$31,292	$45,867	$31,863
Total nonperforming loans and leases as a percentage of total loans and leases	1.11%	0.62%	0.61%	0.87%	0.64%
Total nonperforming assets as a percentage of total assets	0.80%	0.43%	0.40%	0.60%	0.47%
Allowance as a percentage of nonperforming loans and leases	82.84%	139.86%	137.51%	112.87%	126.90%
1 The 2020 and 2019 columns in the above table exclude $794,000 and $1.3 million, respectively, of acquired loans that were 90 days past due and accruing interest. These loans were originally recorded at fair value on the acquisition date of August 1, 2012. These loans are considered to be accruing as the Company can reasonably estimate future cash flows on these acquired loans and the Company expects to fully collect the carrying value of these loans. Therefore, the Company is accreting the difference between the carrying value of these loans and their expected cash flows into interest income.

The level of nonperforming assets as of the past five year-ends is illustrated in the table above. The Company’s total nonperforming assets as a percentage of total assets was 0.80% at December 31, 2023, compared to 0.43% at December 31, 2022, and compared to its peer group's most recent ratio of 0.34% at September 30, 2023. The peer data is from the Federal Reserve Board and represents banks or bank holding companies with assets between $3.0 billion and $10.0 billion.
Nonperforming loans and leases totaled $62.3 million at December 31, 2023 and increased 89.6% from December 31, 2022. Nonperforming loans and leases represented 1.11% of total loans at December 31, 2023, compared to 0.62% of total loans at December 31, 2022, and 0.61% of total loans at December 31, 2021. Nonperforming loans and leases in the commercial real estate portfolio at year-end 2023 increased by $30.6 million compared to year-end 2022. The increase in nonperforming loans at year-end 2023, was mainly due to the addition of one relationship with three commercial real estate loans on two properties, including a technology and healthcare business park and a student housing property totaling approximately $33.8 million. The Company believes that the existing collateral securing the loans is sufficient to cover the exposure as of December 31, 2023, and as such there is no allowance for credit losses designated for these loans.

The Company adopted ASU 2022-02 effective January 1, 2023. This standard eliminated the previous troubled debt restructuring ("TDR") accounting model and replaced it with guidance and disclosure requirements for identifying modifications to loans to borrowers experiencing financial difficulty. Modifications to borrowers experiencing financial difficulty may include interest rate reductions, principal or interest forgiveness, forbearances, term extensions, and other actions intended to minimize economic loss and to avoid foreclosure or repossession of collateral. Prior year TDRs are included in the above table within the following categories: "loans 90 days past due and accruing", "nonaccrual loans", or "troubled debt restructurings not included above".

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

The Company’s recorded investment in loans and leases that are individually evaluated totaled $44.4 million at December 31, 2023, and $20.8 million at December 31, 2022. The increase in nonperforming loans at December 31, 2023, was mainly due to the addition of the above mentioned relationship totaling approximately $33.8 million. A loan is individually evaluated when, based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement. Individually evaluated loans consist of our non-homogenous nonaccrual loans and loans that are 90 days or more past due. Specific reserves on individually evaluated loans that are not collateral dependent are measured based on the present value of expected future cash flows discounted at the original effective interest rate of each loan. For loans that are collateral dependent, impairment is measured based on the fair value of the collateral less estimated selling costs, and such impaired amounts are generally charged off.

At December 31, 2023, there were specific reserves of $1.1 million, related to one commercial real estate relationship totaling $7.4 million compared to $3,000 of specific reserves on residential real estate loans at December 31, 2022. The majority of the individually evaluated loans are collateral dependent loans that have limited exposure or require limited specific reserves because of the amount of collateral support with respect to these loans or the loans have been written down to fair value. Interest payments on individually evaluated loans are typically applied to principal unless collectability of the principal amount is reasonably assured. In these cases, interest is recognized on a cash basis. There was no interest income recognized on individually evaluated loans and leases for 2023, 2022 and 2021.

The ratio of the allowance to nonperforming loans (loans past due 90 days and accruing, nonaccrual loans and restructured troubled debt) was 82.84% at December 31, 2023, compared to 139.86% at December 31, 2022. The decrease in the ratio from year-end 2022 to year-end 2023 was mainly due to the increase in nonperforming loans discussed in more detail above. The Company’s nonperforming loans are mostly made up of collateral dependent loans requiring little to no specific allowance due to the level of collateral available with respect to these loans and/or previous charge-offs.

Management reviews the loan portfolio for evidence of potential problem loans and leases. Potential problem loans and leases are loans and leases that are currently performing in accordance with contractual terms, but where known information about possible credit problems of the related borrowers causes management to have doubt as to the ability of such borrowers to comply with the present loan payment terms and may result in such loans and leases becoming nonperforming at some time in the future. Management considers loans and leases classified as Substandard, which continue to accrue interest, to be potential problem loans and leases. The Company, through its credit administration function, identified 17 commercial relationships totaling $26.0 million at December 31, 2023 that were potential problem loans. At December 31, 2022, there were 17 commercial relationships totaling $33.3 million in the loan portfolio that were considered potential problem loans. Of the 17 commercial relationships from the portfolio that were classified as potential problem loans at December 31, 2023, there were 4 relationships that equaled or exceeded $1.0 million, which in aggregate totaled $22.9 million. The potential problem loans remain in a performing status due to a variety of factors, including payment history, the value of collateral supporting the credits, and personal or government guarantees. These factors, when considered in the aggregate, give management reason to believe that the current risk exposure on these loans does not warrant accounting for these loans as nonperforming. However, these loans do exhibit certain risk factors, which have the potential to cause them to become nonperforming. Accordingly, management’s attention is focused on these credits, which are reviewed on at least a quarterly basis.

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

Since the methodology is based upon historical experience and trends, current conditions, and reasonable and supportable forecasts, as well as management’s judgment, factors may arise that result in different estimates. While management’s evaluation of the allowance as of December 31, 2023 considers the allowance to be appropriate, under adversely different conditions or assumptions, the Company would need to increase or decrease the allowance. In addition, various federal and State regulatory agencies, as part of their examination process, review the Company's allowance and may require the Company to recognize additions to the allowance based on their judgements and information available to them at the time of their examinations.

Loan Commitments and Allowance for Credit Losses on Off-Balance Sheet Credit Exposures

Financial instruments include off-balance sheet credit instruments, such as commitments to make loans, and commercial letters of credit. The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for off-balance sheet loan commitments is represented by the contractual amount of those instruments. Such financial instruments are recorded when they are funded. The Company records an allowance for credit losses on off-balance sheet credit exposures, unless the commitments to extend credit are unconditionally cancellable, through a charge to credit loss expense for off-balance sheet credit exposures included in other noninterest expense in the Company's consolidated statements of income. As of December 31, 2023, the Company's reserve for off-balance sheet credit exposures was $2.3 million, compared to $2.8 million at December 31, 2022.

As of December 31, 2023, the total allowance for credit losses was $51.6 million, an increase of $5.7 million or 12.3% from year-end 2022. The increase reflects net loan recoveries of $721,000 and provision for credit loss expense of $4.9 million. The ratio of the allowance for credit losses as a percentage of total loans was 0.92% at year-end 2023 compared to 0.87% at year-end 2022. The allowance coverage to nonperforming loans and leases was 82.84% at December 31, 2023 compared to 139.86% at December 31, 2022.

The increase in the ACL from year-end 2022 reflects loan growth, mainly in the real estate portfolios, and changes in asset quality; partially offset by improvements in economic forecasts for unemployment and gross domestic product ("GDP"). Forecasts related to unemployment continue to improve and GDP forecasts show more growth compared to prior forecasts. Qualitative reserves were added to the commercial real estate portfolio at year-end 2023 driven by the uncertain impact of economic conditions, as well as increases in non-performing loans during the fourth quarter of 2023, primarily driven by one large commercial relationship, consisting of loans on two commercial properties.

Total loans were $5.6 billion at December 31, 2023, an increase of $337.0 million or 6.4% from December 31, 2022. The increase from year-end 2022 was mainly due to loan growth in the commercial real estate portfolio. Credit quality metrics at December 31, 2023, were mixed when compared to year-end 2022. Nonperforming assets represented 0.80% of total assets at December 31, 2023, compared to 0.43% at December 31, 2022. Nonperforming loans and leases increased $29.4 million or 89.6% from year end 2022 and represented 1.11% of total loans at December 31, 2023 compared to 0.62% at December 31, 2022. Loans internally-classified Special Mention or Substandard increased $24.8 million or 25.2% compared to December 31, 2022. The increase was mainly due to one relationship with three commercial real estate loans totaling $33.8 million being downgraded during 2023. Net loan recoveries totaled $721,000 in 2023, compared to net recoveries of $592,000 in 2022.

The allocation of the Company’s allowance as of December 31, 2023, and each of the previous four years is illustrated in Table 5- Allocation of the Allowance for Credit Losses, below. The table represents the allowance for credit losses calculated under the new accounting guidance as of December 31, 2020, and the prior periods show amounts calculated under the incurred loss methodology calculation used prior to adoption. The table provides an allocation of the allowance for credit losses for inherent loan losses by type. The allocation is neither indicative of the specific amounts or the loan categories in which future charge-offs may occur, nor is it an indicator of future loss trends. The allocation of the allowance for credit losses to each category does not restrict the use of the allowance to absorb losses in any category.
Table 5 - Allocation of the Allowance for Credit Losses

	As of December 31,
(In thousands)	2023	2022	2021	2020	2019
Total loans outstanding at end of year	$5,605,935	$5,268,911	$5,075,467	$5,260,327	$4,917,550

Allocation of the ACL by loan type:
Commercial and industrial	$6,667	$6,039	$6,335	$9,239	$10,541
Commercial real estate	31,581	27,287	24,813	30,546	21,608
Residential real estate	11,700	11,154	10,139	10,257	6,381
Consumer and other	1,557	1,358	1,492	1,562	1,362
Leases	79	96	64	65	0
Total	$51,584	$45,934	$42,843	$51,669	$39,892

Allocation of the ACL as a percentage of total allowance:
Commercial and industrial	13%	13%	15%	18%	26%
Commercial real estate	61%	60%	58%	59%	54%
Residential real estate	23%	24%	24%	20%	16%
Consumer and other	3%	3%	3%	3%	3%
Leases	0%	0%	0%	0%	0%
Total	100%	100%	100%	100%	100%
Loan and lease types as a percentage of total loans and leases:
Commercial and industrial	15%	16%	18%	23%	21%
Commercial real estate	55%	54%	52%	49%	50%
Residential real estate	28%	29%	29%	27%	28%
Consumer and other	2%	1%	1%	1%	1%
Leases	0%	0%	0%	0%	0%
Total	100%	100%	100%	100%	100%

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

Table 6 - Analysis of the Allowance for Credit Losses shows the activity in the allowance for credit losses over the past five years. The allowance at December 31, 2023 was $51.6 million, an increase of $5.7 million from year-end 2022, reflecting a provision expense of $4.9 million and net recoveries of $721,000 for the year-ended December 31, 2023. Net charge-offs of $6.0 million in 2021, were mainly due to one commercial real estate relationship that included two loans and was charged off in the fourth quarter of 2022. The $16.2 million provision expense in 2020 was driven by changes in economic conditions and forecasts related to the impact of COVID-19, including forecasts of significantly slower economic growth and higher unemployment. The majority of the increase in the allowance and provision expense in 2020 was in the first quarter of 2020. Provision expense decreased in 2021, as businesses opened and economic conditions continued to improve, resulting in the ability to reverse some of the provision expense booked in the first quarter of 2020 related to the COVID-19 pandemic.

Table 6 - Analysis of the Allowance for Credit Losses

	As of December 31,
(In thousands)	2023	2022	2021	2020	2019
Average loans outstanding during year	$5,357,699	$5,142,099	$5,184,492	$5,228,135	$4,830,089
Balance of allowance at beginning of year	45,934	42,843	51,669	39,892	43,410
Impact of adopting ASU 2022-02	64	0	0	0	0
Impact of adopting ASU 2016-13	0	0	0	(2,534)	0

Loans charged-off:
Commercial and industrial	$34	$559	$274	$2	$696
Commercial real estate	0	50	6,957	1,903	4,015
Residential real estate	20	53	77	84	256
Consumer and other	1,045	544	438	482	823
Leases	0	0	0	0	0
Total loans charged-off	$1,099	$1,206	$7,746	$2,471	$5,790

Recoveries of loans previously charged-off:
Commercial and industrial	$87	$195	$118	$131	$103
Commercial real estate	1,292	951	1,175	58	174
Residential real estate	186	346	236	194	334
Consumer and other	255	306	196	248	295
Total loan recoveries	$1,820	$1,798	$1,725	$631	$906
Net loan (recoveries) charged-off	(721)	(592)	6,021	1,840	4,884
Additions/(Reductions) to allowance charged to operations	4,865	2,499	(2,805)	16,151	1,366
Balance of allowance at end of year	$51,584	$45,934	$42,843	$51,669	$39,892
Allowance as a percentage of total loans and leases outstanding	0.92%	0.87%	0.84%	0.98%	0.81%
Net (recoveries) charge-offs as a percentage of average loans and leases outstanding during the year	(0.01)%	(0.01)%	0.12%	0.04%	0.10%
As a result of the adoption of ASU 2016-13, the Company recorded a net cumulative-effect adjustment reducing the allowance for credit losses by $2.5 million from $39.9 million at December 31, 2019 to $37.4 million at January 1, 2020.

Management believes that, based upon its evaluation as of December 31, 2023, the allowance is appropriate.

Deposits and Other Liabilities

Total deposits were $6.4 billion at December 31, 2023, a decrease of $202.4 million or 3.1% compared to year-end 2022. The decrease from year-end 2022 consisted of savings and money market balances, and noninterest bearing deposits, which were down $335.9 million, and $233.2 million, respectively. This was partially offset by an increase in time deposit balances, which increased $366.6 million. The decrease in deposits was largely driven by inflation and persistent rate competition for deposits due to the current interest rate environment and tightening monetary policy.

The most significant source of funding for the Company is core deposits. The Company defines core deposits as total deposits less time deposits of $250,000 or more, brokered deposits, municipal money market deposits and reciprocal deposit relationships with municipalities. Core deposits decreased by $390.4 million or 7.0% to $5.2 billion at year-end 2023 from $5.6 billion at year-end 2022. Core deposits represented 81.1% of total deposits at December 31, 2023, compared to 84.5% of total deposits at December 31, 2022.

Municipal money market accounts and reciprocal deposit relationships with municipalities totaled $542.1 million at year-end 2023, which decreased 25.3% from year-end 2022. In general, there is a seasonal pattern to municipal deposits starting with a low point during July and August. Account balances tend to increase throughout the fall and into the winter months from tax deposits and receive an additional inflow at the end of March from the electronic deposit of state funds.

The Company uses both retail and wholesale repurchase agreements. Retail repurchase agreements are arrangements with local customers of the Company, in which the Company agrees to sell securities to the customer with an agreement to repurchase those securities at a specified later date. Retail repurchase agreements totaled $51.0 million at December 31, 2023, and $56.3 million at December 31, 2022. Management generally views local repurchase agreements as an alternative to large time deposits. Refer to "Note 8 Federal Funds Purchased and Securities Sold Under Agreements to Repurchase" in Notes to Consolidated Financial Statements in Part II, "Item 8. Financial Statements and Supplementary Data" of this Report on Form 10-K for further details on the Company’s repurchase agreements.

The Company’s other borrowings totaled $602.1 million at year-end 2023, which were up $310.8 million over prior year end. Loan growth and lower deposit balances compared to year-end 2022 contributed to the increase in borrowings year-over-year. The $602.1 million in borrowings at December 31, 2023, represented $477.1 million in overnight advances from the FHLB and $125.0 million in term advances from the FHLB. Borrowings of $291.3 million at year-end 2022 represented $241.3 million in overnight borrowings and $50.0 million in FHLB term advances. Of the $125.0 million in FHLB term advances at year-end 2023, $85.0 million are due in over one year. Refer to "Note 9 - Other Borrowings" in Notes to Consolidated Financial Statements in Part II, "Item 8. Financial Statements and Supplementary Data" of this Report on Form 10-K for further details on the Company’s term borrowings with the FHLB.

Liquidity Management

The objective of liquidity management is to ensure the availability of adequate funding sources to satisfy the demand for credit, deposit withdrawals, operating expenses, and business investment opportunities. The Company’s large, stable core deposit base and strong capital position are the foundation for the Company’s liquidity position. The Company uses a variety of resources to meet its liquidity needs, which include deposits, cash and cash equivalents, short-term investments, cash flow from lending and investing activities, repurchase agreements, and borrowings. The Company may also use borrowings as part of a growth strategy. Asset and liability positions are monitored primarily through the Asset/Liability Management Committee of the Company’s subsidiary bank. This Committee reviews periodic reports on the liquidity and interest rate sensitivity positions. Comparisons with industry and peer groups are also monitored. The Company’s strong reputation in the communities it serves, along with its strong financial condition, provides access to numerous sources of liquidity as described below. Management believes these diverse liquidity sources provide sufficient means to meet all demands on the Company’s liquidity that are reasonably likely to occur. Management measures liquidity, including the level of cash, unencumbered securities, and the availability of dependable borrowing sources. The board has set a policy limit stating that reliable sources of liquidity should remain in excess of 6% of total assets. The ratio was 18.3% of assets at December 31, 2023.

Core deposits, discussed above under "Deposits and Other Liabilities", are a primary and low cost funding source obtained primarily through the Company’s branch network. In addition to core deposits, the Company uses non-core funding sources to support asset growth. These non-core funding sources include time deposits of $250,000 or more, municipal money market deposits, brokered deposits, reciprocal deposits, bank borrowings, securities sold under agreements to repurchase and overnight and term advances from the FHLB. Rates and terms are the primary determinants of the mix of these funding sources. Non-core funding sources of $1.9 billion at December 31, 2023 increased $493.5 million, or 36.0% as compared to December 31, 2022.

Non-core funding sources, as a percentage of total liabilities, were 26.1% at December 31, 2023, compared to 19.4% at December 31, 2022.

Non-core funding sources may require securities to be pledged against the underlying liability. Securities carried at $1.0 billion at December 31, 2023 were either pledged or sold under agreements to repurchase, compared to $1.8 billion at December 31, 2022. Pledged securities or securities sold under agreements to repurchase represented 54.8% of total securities at December 31, 2023, compared to 82.4% of total securities at December 31, 2022.

Cash and cash equivalents totaled $79.5 million as of December 31, 2023 which increased from $77.8 million at December 31, 2022. Short-term investments, consisting of securities due in one year or less, increased from $50.3 million at December 31, 2022, to $98.7 million on December 31, 2023.

Cash flow from the loan and investment portfolios provides a significant source of liquidity. These assets may have stated maturities in excess of one year, but have monthly principal reductions. Total mortgage-backed securities, at fair value, were $766.1 million at December 31, 2023 compared with $738.9 million at December 31, 2022. Outstanding principal balances of residential mortgage loans, consumer loans, and leases totaled approximately $1.7 billion at December 31, 2023, up $46.0 million, or 2.8% compared with December 31, 2022. Aggregate amortization from monthly payments on these assets provides significant additional cash flow to the Company.

Liquidity is enhanced by ready access to national and regional wholesale funding sources including Federal funds purchased, repurchase agreements, brokered certificates of deposit, and FHLB advances. Through its subsidiary bank, the Company has borrowing relationships with the FHLB and correspondent banks, which provide secured and unsecured borrowing capacity. As members of the FHLB, the Company’s subsidiary banks can use certain unencumbered mortgage-related assets and securities to secure additional borrowings from the FHLB. At December 31, 2023, the established borrowing capacity with the FHLB was $1.6 billion, or 20.0% of total assets, with available unencumbered mortgage-related assets of $642.2 million. Additional assets may also qualify as collateral for FHLB advances upon approval of the FHLB. Through various programs at the Federal Reserve Bank, the Company has the ability to use certain unencumbered mortgage-related assets and securities to secure borrowings from the Federal Reserve Bank's Discount Window. At December 31, 2023 the available borrowing capacity with the Federal Reserve Bank was $92.6 million, secured by investment securities. In addition to the available borrowing lines at the FHLB and Federal Reserve Bank, the Company maintains $687.0 million of unencumbered securities which could be pledged to further enhance secured borrowing capacity.

The Company has not identified any trends or circumstances that are reasonably likely to result in material increases or decreases in liquidity in the near term.

Table 7 - Loan Maturity

Remaining maturity of loans	December 31, 2023
(In thousands)	Total	Less than 1 year	After 1 year to 5 years	After 5 years to 15 years	After 15 years
Commercial and industrial	$823,505	$207,962	$258,878	$217,810	$138,855
Commercial real estate	3,112,667	132,461	558,340	1,422,233	999,633
Residential real estate	1,561,591	757	25,538	292,831	1,242,465
Total	$5,497,763	$341,180	$842,756	$1,932,874	$2,380,953

Of the loan amounts shown above in Table 7 - Loan Maturity, maturing over 1 year, $2.3 billion have fixed rates and $2.8 billion have adjustable rates.

Off-Balance Sheet Arrangements

In the normal course of business, the Company is party to certain financial instruments, which in accordance with accounting principles generally accepted in the United States, are not included in its Consolidated Statements of Condition. These transactions include commitments under standby letters of credit, unused portions of lines of credit, and commitments to fund new loans and are undertaken to accommodate the financing needs of the Company’s customers. Loan commitments are agreements by the Company to lend monies at a future date. These loan and letter of credit commitments are subject to the same credit policies and reviews as the Company’s loans. Because most of these loan commitments expire within one year from the date of issue, the total amount of these loan commitments as of December 31, 2023, are not necessarily indicative of future cash requirements. Further information on these commitments and contingent liabilities is provided in "Note 17 Commitments and Contingent Liabilities" in Notes to Consolidated Financial Statements in Part II, "Item 8. Financial Statements and Supplementary Data" of this Report on Form 10-K.

Contractual Obligations

The Company leases land, buildings, and equipment under operating lease arrangements extending to the year 2090. Most leases include options to renew for periods ranging from 5 to 20 years. In addition, the Company has a software contract for its core banking application through June 30, 2024 along with contracts for more specialized software programs through 2026. Further information on the Company’s lease arrangements is provided in "Note 6 Premises and Equipment" in Notes to Consolidated Financial Statements in Part II, "Item 8. Financial Statements and Supplementary Data" of this Report on Form 10-K. The Company’s contractual obligations as of December 31, 2023, are shown in Table 8-Contractual Obligations and Commitments below.

Table 8 - Contractual Obligations and Commitments

Contractual cash obligations	At December 31, 2023 Payments due within
(In thousands)	Total	1 year	1-3 years	3-5 years	After 5 years
Long-term debt	$133,602	$43,849	$63,738	$26,015	$0
Operating leases [1]	35,868	3,824	7,011	6,103	18,930
Software contracts	3,500	2,856	644	0	0
Total contractual cash obligations	$172,970	$50,529	$71,393	$32,118	$18,930
1 Operating leases include renewals the Company considers reasonably certain to exercise.

Non-GAAP Disclosure

The following table summarizes the Company’s results of operations on a GAAP basis and on an operating (non-GAAP) basis for the periods indicated. The non-GAAP financial measures adjust GAAP measures to exclude the effects of non-operating items, such as the effects of the sales of available-for-sale debt securities, and significant nonrecurring income or expense on earnings, equity, and capital. The Company believes the non-GAAP measures provide meaningful comparisons of our underlying operational performance and facilitate management's and investors' assessments of business and performance trends in comparison to others in the financial services industry. These non-GAAP financial measures should not be considered in isolation or as a measure of the Company's profitability or liquidity; they are in addition to, and are not a substitute for, financial measures under GAAP. The non-GAAP financial measures presented herein may be different from non-GAAP financial measures used by other companies, and may not be comparable to similarly titled measures reported by other companies. In the future, the Company may utilize other measures to illustrate performance. Non-GAAP financial measures have limitations since they do not reflect all of the amounts associated with the Company's results of operations as determined in accordance with GAAP.

Reconciliation of Net Income Available to Common Shareholders/Diluted Earnings Per Share (GAAP) to Net Operating Income Available to Common Shareholders/Adjusted Diluted Earnings Per Share (Non-GAAP); Return on Average Assets and Return on Average Equity to Adjusted Return on Average Assets and Adjusted Return on Average Equity; and Adjusted Operating Return on Average Tangible Common Equity (Non-GAAP)
	For the year ended December 31,
(In thousands, except per share data)	2023	2022	2021	2020	2019
Net income available to common shareholders	$9,505	$85,030	$89,264	$77,588	$81,718
Less: income attributable to unvested stock-based compensations awards	(42)	(250)	(615)	(857)	(1,306)
Net earnings allocated to common shareholders (GAAP)	9,463	84,780	88,649	76,731	80,412
Diluted earnings per share (GAAP)	0.66	5.89	6.05	5.20	5.37
Adjustments for non-operating income and expense:
Loss (gain) on sale of investment securities	70,019	634	(249)	(443)	(645)
Purchase accounting related to redemption of trust preferred securities	0	0	1,849	0	0
Penalties on prepayment of FHLB borrowings	0	0	2,929	0	0
Write-down of real estate pending sale	0	0	0	673	0
Total adjustments	70,019	634	4,529	230	(645)
Tax expense	17,155	155	1,110	56	(158)
Total adjustments, net of tax	52,864	479	3,419	174	(487)
Adjusted net income (Non-GAAP)	62,369	85,509	92,683	77,762	81,231
Net earnings allocated to common shareholders (Non-GAAP)	62,327	85,259	92,068	76,905	79,925
Weighted average shares outstanding (basic)	14,254,661	14,328,280	14,568,763	14,703,390	14,907,057
Weighted average shares outstanding (diluted)	14,301,221	14,404,294	14,648,167	14,751,303	14,973,951
Adjusted basic earnings per share (Non-GAAP)	4.37	5.95	6.32	5.23	5.36
Adjusted diluted earnings per share (Non-GAAP)	4.36	5.92	6.29	5.21	5.34
Net income available to common shareholders	9,505	85,030	89,264	77,588	81,718
Adjusted net income (Non-GAAP)	62,369	85,509	92,683	77,762	81,231
Average total assets	7,641,672	7,828,520	7,968,951	7,358,478	6,679,578
Return on average assets	0.12%	1.09%	1.12%	1.05%	1.22%
Adjusted return on average assets (Non-GAAP)	0.82%	1.09%	1.16%	1.06%	1.22%
Net income available to common shareholders	9,505	85,030	89,264	77,588	81,718
Adjusted net income (Non-GAAP)	62,369	85,509	92,683	77,762	81,231
Average total equity	634,732	641,725	724,477	699,554	651,341
Return on average equity	1.50%	13.25%	12.32%	11.09%	12.55%
Adjusted return on average equity (Non-GAAP)	9.83%	13.32%	12.79%	11.12%	12.47%
Net earnings allocated to common shareholders (Non-GAAP)	62,327	85,259	92,068	76,905	79,925
Average Tompkins Financial Corporation shareholders' equity (GAAP)	633,267	640,258	723,009	698,088	649,871
Amortization of intangibles	334	873	1,317	1,484	1,673
Tax expense	82	214	323	364	410
Amortization of intangibles, net of tax	252	659	994	1,120	1,263
Adjusted net operating income available to common shareholders' (Non-GAAP)	62,579	85,918	93,062	78,025	81,188
Average Tompkins Financial Corporation shareholders' equity	633,267	640,258	723,009	698,088	649,871
Average goodwill and intangibles	94,169	94,677	95,719	97,134	98,104
Average Tompkins Financial Corporation shareholders' tangible common equity (Non-GAAP)	$539,098	$545,581	$627,290	$600,954	$551,767
Adjusted operating return on average shareholders' tangible common equity (Non-GAAP)	11.61%	15.75%	14.84%	12.98%	14.71%

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

Accounting Standards Pending Adoption

ASU No. 2023-02, "Investments - Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method." This update will allow reporting entities to consistently account for equity investments made primarily for the purpose of receiving income tax credits or other income tax benefits. This update applies this to all reporting entities that hold (1) tax equity investments that meet the conditions for and elect to account for them using the proportional amortization method or (2) an investment in a LIHTC structure through a limited liability entity that is not accounted for using the proportional amortization method and to which certain LIHTC specific guidance removed from Subtopic 323-740 has been applied. Additionally, the disclosure requirements apply to investments that generate income tax credits and other income tax benefits from a tax credit program for which the entity has elected to apply the proportional amortization method (including investments within that elected program that do not meet the conditions to apply the proportional amortization method). The amendments in this Update permit reporting entities to elect to account for their tax equity investments, regardless of the tax credit program from which the income tax credits are received, using the proportional amortization method if certain conditions are met. ASU 2023-02 is effective for fiscal years beginning after December 15, 2023 and interim periods in those years. The adoption of ASU 2023-02 is not expected to have a significant effect on the Company's financial statements.

ASU No. 2023-07, "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures." The amendments in this Update improve financial reporting by requiring disclosure of incremental segment information on an annual and interim basis. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023 and interim periods in those years, and its adoption is not expected to have a significant effect on our financial statements.

ASU No. 2023-09, "Income Taxes (Topic 740) - Improvements to Income Tax Disclosures." The amendments in this Update related to the rate reconciliation and income taxes paid disclosures improve the transparency of income tax disclosures by requiring (1) consistent categories and greater disaggregation of information in the rate reconciliation and (2) income taxes paid disaggregated by jurisdiction. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024 and interim periods in those years. Tompkins is currently evaluating the potential impact of ASU 2023-09 on our consolidated financial statements.

The Company reviewed new accounting standards as issued. Management has not identified any other new standards that it believes will have a significant impact on the Company’s financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Market Risk

Interest rate risk is the primary market risk category associated with the Company’s operations. Interest rate risk refers to the volatility of earnings caused by changes in interest rates. The Company manages interest rate risk using income simulation to measure interest rate risk inherent in its on-balance sheet and off-balance sheet financial instruments at a given point in time. The simulation models are used to estimate the potential effect of interest rate shifts on net interest income for future periods. Each quarter the Company’s Asset/Liability Management Committee reviews the simulation results to determine whether the exposure of net interest income to changes in interest rates remains within Board-approved levels. The Committee also considers strategies to manage this exposure and incorporates these strategies into the investment and funding decisions of the Company. The Company uses derivatives to manage various risks and to accommodate the business requirements of its customers. Additional information on derivatives is available in "Note 23 Derivatives and Hedging Activities" in Notes to Consolidated Financial Statements in Part II, "Item 8. Financial Statements and Supplementary Data" of this Report on Form 10-K.

The Company’s Board of Directors has set a policy that interest rate risk exposure will remain within a range whereby net interest income will not decline by more than 10% in one year as a result of a 100 basis point parallel change in rates. Based upon the most recent simulation analysis performed as of November 30, 2023, a 200 basis point parallel upward change in interest rates over a one-year time frame would result in a one-year decrease in net interest income from the base case of approximately 5.3%, while a 200 basis point parallel decline in interest rates over a one-year period would result in a one year increase in net interest income of 4.6% from the base case. This simulation assumes no balance sheet growth, no changes in balance sheet mix, deposit rates move in a manner that reflects the historical relationship between deposit rate movement and changes in Federal funds rate, and no management action to address balance sheet mismatches.

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

In addition to the simulation analysis, management uses an interest rate gap measure. Table 9-Interest Rate Risk Analysis below is a Condensed Static Gap Report, which illustrates the anticipated repricing intervals of assets and liabilities as of December 31, 2023. The Company’s one-year interest rate gap was a negative $836.6 million or 10.70% of total assets at December 31, 2023, compared with a negative $656.5 million or 8.56% of total assets at December 31, 2022. The change from year-end 2022 to year-end 2023 is mainly due to the increase in borrowings with the FHLB, which were used to support loan growth given the decrease in deposit balances year-over-year. A negative gap position exists when the amount of interest-bearing liabilities maturing or repricing exceeds the amount of interest-earning assets maturing or repricing within a particular time period. This analysis suggests that the Company’s net interest income is moderately at risk in an increasing rate environment over the next 12 months. An interest rate gap measure could be significantly affected by external factors such as a rise or decline in interest rates, loan or securities prepayments, and deposit withdrawals.

Table 9 - Interest Rate Risk Analysis

Condensed Static Gap - December 31, 2023
(In thousands)	Total	0-3 months	3-6 months	6-12 months	12 months
Interest-earning assets[1]	$7,513,654	$1,089,463	$332,291	$702,192	$2,123,946
Interest-bearing liabilities	5,135,988	2,436,139	304,305	220,067	2,960,511
Net gap position		(1,346,676)	27,986	482,125	(836,565)
Net gap position as a percentage of total assets		(17.22)%	0.36%	6.17%	(10.70)%
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

The Audit & Examining Committee of the board of directors, composed solely of outside directors, meets periodically and privately with management, internal auditors, and the independent registered public accounting firm, KPMG LLP, to review matters relating to the quality of financial reporting, internal accounting control, and the nature, extent, and results of audit efforts. The independent registered public accounting firm and internal auditors have unlimited access to the Audit/Examining Committee to discuss all such matters. The consolidated financial statements have been audited by KPMG LLP for the purpose of expressing an opinion on the consolidated financial statements. In addition, KPMG LLP has audited the Company's internal control over financial reporting, as of December 31, 2023.

/s/ Stephen S. Romaine	/s/ Matthew D. Tomazin	Date:	February 29, 2024

Stephen S. Romaine	Matthew D. Tomazin
Chief Executive Officer	Chief Financial Officer
Treasurer

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Tompkins Financial Corporation:

Opinion on Internal Control Over Financial Reporting

We have audited Tompkins Financial Corporation and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statements of condition of the Company as of December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income, cash flows and changes in shareholders' equity for each of the years in the three-year period ended December 31, 2023, and the related notes (collectively, the consolidated financial statements), and our report dated February 29, 2024 expressed an unqualified opinion on those consolidated financial statements.

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
February 29, 2024

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Tompkins Financial Corporation:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated statements of condition of Tompkins Financial Corporation and subsidiaries (the Company) as of December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income, cash flows and changes in shareholders' equity for each of the years in the three-year period ended December 31, 2023, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control- Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 29, 2024 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

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

Allowance for Credit Losses- Loans evaluated on a Collective Basis

As discussed in Notes 1 and 4 to the consolidated financial statements, the Company's allowance for credit losses on loans evaluated on a collective basis (the collective ACL on loans) was $50.502 million out of a total allowance for credit losses on loans of $51.584 million as of December 31, 2023. The collective ACL on loans includes the measure of expected credit losses on a collective (pooled) basis for those loans that share similar risk characteristics. The methodologies apply historical loss information, adjusted for asset specific characteristics, economic conditions at the measurement date, and forecasts about future economic conditions expected to exist through the contractual lives of the financial assets that are reasonable and supportable. The Company uses a discounted cash flow methodology (DCF methodology) where the respective cash flows for each segment are developed using the assumptions of probability of default (PD), loss given default (LGD), estimated prepayment speeds, and exposure at default. The DCF methodology is calculated at the loan level and aggregated at the segment level; expected credit losses are estimated over the effective life of the loans by measuring the difference between the net present value of modeled cash flows and the amortized cost basis. The Company uses models to develop the PD and LGD, which are derived from internal and selected peer groups' historical default and loss experience, that incorporate probability weighted economic scenarios and macroeconomic assumptions over a reasonable and supportable forecast period. In order to capture the unique risks of the loan segments within the PD and LGD models. the Company measures expected credit losses at the loan level by segment. by pooling loans when the financial assets share similar risk characteristics. After the reasonable and supportable forecast period, the Company reverts back to a historical loss rate over eight quarters on a straight-line basis. A portion of the collective ACL on loans is comprised of adjustments to historical loss information. These adjustments are based on qualitative factors not reflected in the quantitative model but likely to impact the measurement of estimated credit losses.

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

We evaluated the Company's process to develop the collective ACL on loans estimate by testing certain sources of data, factors, and assumptions that the Company used, and considered the relevance and reliability of such data, factors, and assumptions. In addition, we involved credit risk professionals with specialized skills and knowledge, who assisted in:

•evaluating the Company's collective ACL on loans methodology for compliance with U.S. generally accepted accounting principles
•evaluating judgments made by the Company relative to the development and performance testing of the discounted cash flow model, and other significant assumptions such as prepayment speeds by comparing them to relevant Company-specific metrics and trends and the applicable industry and regulatory practices
•assessing the conceptual soundness and performance testing of the discounted cash flow model, by inspecting the model documentation to determine whether the model is suitable for its intended use
•evaluating the economic forecast scenarios and weightings, by comparing them to the Company's business environment and relevant industry practices
•evaluating the length of the historical observation period and reasonable and supportable forecast period by comparing them to specific portfolio risk characteristics and trends
•assessing the composition of the peer group by comparing to specific portfolio characteristics and
•evaluating the methodology used to develop the qualitative factors and the effect of those factors on the collective ACL on loans compared with relevant credit risk factors and consistency with credit trends and identified limitations of the underlying quantitative model.

We also assessed the sufficiency of the audit evidence obtained related to the collective ACL on loans by evaluating the:

•cumulative results of the audit procedures
•qualitative aspects of the Company’s accounting practices
•potential bias in the accounting estimate.

/s/ KPMG LLP

We have served as the Company's auditor since 1995.

Rochester, New York
February 29, 2024

TOMPKINS FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CONDITION

(In thousands, except share and per share data)	As of	As of
ASSETS	12/31/2023	12/31/2022
Cash and noninterest bearing balances due from banks	$67,212	$18,572
Interest bearing balances due from banks	12,330	59,265
Cash and Cash Equivalents	79,542	77,837

Available-for-sale debt securities, at fair value (amortized cost of $1,548,482 at December 31, 2023 and $1,831,791 at December 31, 2022)	1,416,650	1,594,967
Held-to-maturity debt securities, at amortized cost (fair value of $267,455 at December 31, 2023 and $261,692 at December 31, 2022)	312,401	312,344
Equity securities, at fair value	787	777
Total loans and leases, net of unearned income and deferred costs and fees	5,605,935	5,268,911
Less: Allowance for credit losses	51,584	45,934
Net Loans and Leases	5,554,351	5,222,977

Federal Home Loan Bank and other stock	33,719	17,720
Bank premises and equipment, net	79,687	82,140
Corporate owned life insurance	67,884	85,556
Goodwill	92,602	92,602
Other intangible assets, net	2,327	2,708
Accrued interest and other assets	179,799	181,058
Total Assets	7,819,749	7,670,686
LIABILITIES
Deposits:
Interest bearing:
Checking, savings and money market	3,484,878	3,820,739
Time	998,013	631,411
Noninterest bearing	1,916,956	2,150,145
Total Deposits	6,399,847	6,602,295

Federal funds purchased and securities sold under agreements to repurchase	50,996	56,278
Other borrowings	602,100	291,300
Other liabilities	96,872	103,423
Total Liabilities	7,149,815	7,053,296
EQUITY
Tompkins Financial Corporation shareholders' equity:
Common Stock - par value $.10 per share: Authorized 25,000,000 shares; Issued: 14,441,830 at December 31, 2023; and 14,555,741 at December 31, 2022	1,444	1,456
Additional paid-in capital	297,183	302,763
Retained earnings	501,510	526,727
Accumulated other comprehensive loss	(125,005)	(208,689)
Treasury stock, at cost – 132,097 shares at December 31, 2023, and 128,749 shares at December 31, 2022	(6,610)	(6,279)
Total Tompkins Financial Corporation Shareholders’ Equity	668,522	615,978

Noncontrolling interests	1,412	1,412
Total Equity	669,934	617,390
Total Liabilities and Equity	$7,819,749	$7,670,686
 See notes to consolidated financial statements.

TOMPKINS FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

	Year ended December 31,
(In thousands, except per share data)	2023	2022	2021
INTEREST AND DIVIDEND INCOME
Loans	$260,434	$217,607	$214,684
Due from banks	674	371	343
Available-for-sale debt securities	29,677	27,929	23,440
Held-to-maturity debt securities	4,876	4,771	2,075
Federal Home Loan Bank and other stock	1,697	646	776
Total Interest and Dividend Income	297,358	251,324	241,318
INTEREST EXPENSE
Time certificates of deposits of $250,000 or more	11,421	2,298	2,202
Other deposits	59,387	13,870	8,645
Federal funds purchased and securities sold under agreements to repurchase	58	60	64
Trust preferred debentures	0	0	2,233
Other borrowings	16,978	4,815	4,382
Total Interest Expense	87,844	21,043	17,526
Net Interest Income	209,514	230,281	223,792
Less: Provision for credit loss expense	4,339	2,789	(2,219)
Net Interest Income After Credit for Credit Loss Expense	205,175	227,492	226,011
NONINTEREST INCOME
Insurance commissions and fees	37,351	36,201	34,836
Wealth management fees	17,951	18,091	19,388
Service charges on deposit accounts	6,913	7,365	6,347
Card services income	11,488	11,024	10,826
Other income	6,511	5,925	7,203
Net (loss) gain on securities transactions	(69,973)	(634)	249
Total Noninterest Income	10,241	77,972	78,849
NONINTEREST EXPENSE
Salaries and wages	97,370	98,261	96,038
Other employee benefits	27,333	24,969	24,172
Net occupancy expense of premises	13,278	13,093	13,179
Furniture and fixture expense	8,663	8,058	8,328
Amortization of intangible assets	334	873	1,317
Other operating expense	56,314	50,497	47,253
Total Noninterest Expenses	203,292	195,751	190,287
Income Before Income Tax Expense	12,124	109,713	114,573
Income Tax Expense	2,495	24,557	25,182
Net Income Attributable to Noncontrolling Interests and Tompkins Financial Corporation	9,629	85,156	89,391
Less: Net Income Attributable to Noncontrolling Interests	124	126	127
Net Income Attributable to Tompkins Financial Corporation	$9,505	$85,030	$89,264
Basic Earnings Per Share	$0.66	$5.92	$6.08
Diluted Earnings Per Share	$0.66	$5.89	$6.05
See notes to consolidated financial statements.

TOMPKINS FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year ended December 31,
(In thousands)	2023	2022	2021
Net income attributable to noncontrolling interests and Tompkins Financial Corporation	$9,629	$85,156	$89,391
Other comprehensive income, net of tax:

Available-for-sale debt securities:
Change in net unrealized loss during the period	26,430	(173,240)	(34,961)
Reclassification adjustment for net realized loss (gain) on sale of available-for-sale debt securities included in net income	52,838	8,997	(208)

Employee benefit plans:
Net retirement plan gain	3,410	9,634	8,898
Amortization of net retirement plan actuarial loss	843	1,706	2,228
Amortization of net retirement plan prior service cost	163	164	167
Other comprehensive income (loss)	83,684	(152,739)	(23,876)

Subtotal comprehensive income (loss) attributable to noncontrolling interests and Tompkins Financial Corporation	93,313	(67,583)	65,515
Less: Net income attributable to noncontrolling interests	(124)	(126)	(127)
Total comprehensive income (loss) attributable to Tompkins Financial Corporation	$93,189	$(67,709)	$65,388
 See notes to consolidated financial statements.

TOMPKINS FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
(In thousands)	2023	2022	2021
OPERATING ACTIVITIES
Net income attributable to Tompkins Financial Corporation	$9,505	$85,030	$89,264
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit loss expense	4,339	2,789	(2,219)
Depreciation and amortization of premises, equipment, and software	11,399	10,684	10,250
Amortization of intangible assets	334	873	1,317
Earnings from corporate owned life insurance	(1,727)	(1,162)	(1,879)
Net amortization on securities	2,434	5,595	11,758
Amortization/accretion related to purchase accounting	(677)	(921)	(912)
Deferred income tax (benefit) expense	(434)	910	1,798
Net loss (gain) on securities transactions	69,973	634	(249)
Penalties on prepayment of FHLB borrowings	0	0	2,929
Net gain on sale of loans originated for sale	(96)	(155)	(943)
Proceeds from sale of loans originated for sale	4,591	9,018	32,460
Loans originated for sale	(5,097)	(8,658)	(27,354)
Loss on redemption of trust preferred debentures	0	0	1,845
Net gain on sale of bank premises and equipment	(55)	(105)	(21)
Net excess tax (expense) benefit from stock based compensation	(229)	365	609
Stock-based compensation expense	4,100	4,343	5,145
(Increase) decrease in accrued interest receivable	(1,242)	(2,268)	9,428
Increase (decrease) in accrued interest payable	2,054	519	(826)
Other, net	(10,169)	(4,151)	(11,223)
Net Cash Provided by Operating Activities	89,003	103,340	121,177
INVESTING ACTIVITIES
Proceeds from maturities, calls and principal paydowns of available-for-sale debt securities	161,835	208,655	453,735
Proceeds from sales of available-for-sale debt securities	440,488	160,638	142,679
Purchases of available-for-sale debt securities	(391,488)	(154,820)	(1,071,810)
Purchases of held-to-maturity debt securities	0	(28,320)	(283,992)
Proceeds from sale of VISA Class B shares	0	11,407	0
Net (increase) decrease in loans	(337,047)	(193,010)	175,162
Proceeds from sale/redemptions of Federal Home Loan Bank stock	116,198	81,402	9,182
Purchases of Federal Home Loan Bank and other stock	(132,197)	(88,126)	(3,796)
Proceeds from sale of bank premises and equipment	146	223	95
Purchases of bank premises, equipment and software	(6,762)	(8,168)	(4,741)
Redemption of corporate owned life insurance	1,872	2,106	169
Other, net	654	(431)	23
Net Cash Used in Investing Activities	(146,301)	(8,444)	(583,294)
FINANCING ACTIVITIES
Net (decrease) increase in demand, money market, and savings deposits	(569,050)	(180,877)	460,243
Net increase (decrease) in time deposits	367,070	(7,740)	(106,063)
Net (decrease) increase in Federal funds purchased and securities sold under agreements to repurchase	(5,282)	(10,509)	942
Increase in other borrowings	450,400	435,900	14,000
Repayment of other borrowings	(139,600)	(268,600)	(157,929)
Redemption of trust preferred debentures	0	0	(15,150)
Cash dividends	(34,512)	(33,565)	(32,415)
Repurchase of common stock	(8,726)	(15,430)	(23,773)
Shares issued for dividend reinvestment plan	0	0	2
Shares issued for employee stock ownership plan	0	2,951	0
Net shares issued related to restricted stock awards	(1,173)	(1,758)	(2,292)
Net proceeds from exercise of stock options	(124)	(538)	(803)
Net Cash Provided by (Used in) Financing Activities	59,003	(80,166)	136,762
Net Increase (Decrease) in Cash and Cash Equivalents	1,705	14,730	(325,355)
Cash and cash equivalents at beginning of period	77,837	63,107	388,462
Total Cash and Cash Equivalents at End of Period	$79,542	$77,837	$63,107

TOMPKINS FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

Supplemental Cash Flow Information

	Year ended December 31,
(In thousands)	2023	2022	2021

Cash paid during the year for - Interest	$86,258	$21,047	$16,920
Cash paid during the year for - Taxes	10,381	23,898	28,630
Transfer of loans to other real estate owned	131	351	46
Right-of-use assets obtained in exchange for new lease liabilities	1,655	2,498	2,280
See notes to consolidated financial statements.

 TOMPKINS FINANCIAL CORPORATION
 CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(In thousands except share and per share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Non- controlling Interests	Total
Balances at December 31, 2020	$1,496	$333,976	$418,413	$(32,074)	$(5,534)	$1,412	$717,689
Net income attributable to noncontrolling interests and Tompkins Financial Corporation			89,264			127	89,391
Other comprehensive loss				(23,876)			(23,876)
Total Comprehensive Income							65,515
Cash dividends ($2.19 per share)			(32,415)				(32,415)
Net exercise of stock options (13,498 shares, net)	2	(805)					(803)
Common stock repurchased and returned to unissued status (304,513 shares)	(30)	(23,743)					(23,773)
Stock-based compensation expense		5,145					5,145
Shares issued for employee stock ownership plan (32 shares)	0	2					2
Directors deferred compensation plan (140 shares)		257			(257)		0
Restricted stock activity (23,505 shares)	2	(2,294)					(2,292)
Partial repurchase of noncontrolling interest						(2)	(2)
Dividend to noncontrolling interests						(125)	(125)
Balances at December 31, 2021	$1,470	$312,538	$475,262	$(55,950)	$(5,791)	$1,412	$728,941
Net income attributable to noncontrolling interests and Tompkins Financial Corporation			85,030			126	85,156
Other comprehensive loss				(152,739)			(152,739)
Total Comprehensive Loss							(67,583)
Cash dividends ($2.31 per share)			(33,565)				(33,565)
Net exercise of stock options (6,465 shares, net)	1	(539)					(538)
Common stock repurchased and returned to unissued status (197,979 shares)	(20)	(15,410)					(15,430)
Stock-based compensation expense		4,343					4,343
Shares issued for employee stock ownership plan (37,454 shares)	4	2,947					2,951
Directors deferred compensation plan (4,040 shares)		488			(488)		0
Restricted stock activity (12,890 shares)	1	(1,759)					(1,758)
Adjustment to goodwill		155					155
Dividend to noncontrolling interests						(126)	(126)
Balances at December 31, 2022	$1,456	$302,763	$526,727	$(208,689)	$(6,279)	$1,412	$617,390

TOMPKINS FINANCIAL CORPORATION
 CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (continued)

(In thousands except share and per share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Non- controlling Interests	Total
Balances at December 31, 2022	$1,456	$302,763	$526,727	$(208,689)	$(6,279)	$1,412	$617,390
Net income attributable to noncontrolling interests and Tompkins Financial Corporation			9,505			124	9,629
Other comprehensive income				83,684			83,684
Total Comprehensive Income							93,313
Cash dividends ($2.40 per share)			(34,657)				(34,657)
Net exercise of stock options (1,996 shares, net)		(124)					(124)
Common stock repurchased and returned to unissued status (150,000 shares)	(15)	(8,711)					(8,726)
Stock-based compensation expense		4,100					4,100
Directors deferred compensation plan (3,348 shares)		331			(331)		0
Restricted stock activity (34,093 shares)	3	(1,176)					(1,173)
Adjustment due to the adoption of ASU 2022-02			(65)				(65)
Dividend to noncontrolling interests						(124)	(124)
Balances at December 31, 2023	$1,444	$297,183	$501,510	$(125,005)	$(6,610)	$1,412	$669,934
See notes to consolidated financial statements.

Note 1 Summary of Significant Accounting Policies

Basis Of Presentation
Tompkins Financial Corporation ("Tompkins" or "the Company") is a registered Financial Holding Company with the Federal Reserve Board pursuant to the Bank Holding Company Act of 1956, as amended, organized under the laws of New York State. Effective January 1, 2022, the Company combined its four wholly-owned banking subsidiaries into one bank, with the Bank of Castile, Mahopac Bank, and VIST Bank merging with and into Tompkins Trust Company (the "Trust Company") with the Trust Company as the surviving institution. Immediately following the merger, the Trust Company changed its name to Tompkins Community Bank. Tompkins is the parent company of Tompkins Community Bank, and Tompkins Insurance Agencies, Inc. ("Tompkins Insurance"). Tompkins Community Bank provides a full array of trust and investment services under the Tompkins Financial Advisors brand. Unless the context otherwise requires, the term "Company" refers to Tompkins Financial Corporation and its subsidiaries.

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

Cash and Cash Equivalents
Cash and cash equivalents in the Consolidated Statements of Cash Flows include cash and noninterest bearing balances due from banks, interest-bearing balances due from banks, Federal funds sold, and money market funds. Management regularly evaluates the credit risk associated with the counterparties to these transactions and believes that the Company is not exposed to any significant credit risk on cash and cash equivalents. Historically, banks have been required to maintain reserve balances by the Federal Reserve Bank. However, due to the COVID-19 pandemic, the Federal Reserve Board reduced reserve requirement ratios to zero percent effective March 26, 2020. The Federal Reserve Board has stated that it has no plans to re-impose reserve requirements, but that it may adjust reserve requirements ratios in the future if conditions warrant. At both December 31, 2023 and December 31, 2022, there were no reserve requirements for the Company's banking subsidiary.

Securities
Management determines the appropriate classification of debt securities at the time of purchase. Securities are classified as held-to-maturity when the Company has the positive intent and ability to hold the securities to maturity. Held-to-maturity debt securities are stated at amortized cost. Debt securities not classified as held-to-maturity debt securities are classified as either available-for-sale or trading. Available-for-sale debt securities are stated at fair value with the unrealized gains and losses, net of tax, excluded from earnings and reported as a separate component of accumulated comprehensive income or loss, in shareholders’ equity. Trading securities are stated at fair value, with unrealized gains or losses included in earnings. Equity securities with a readily determinable fair value are reported at fair value with net unrealized gains and losses recognized in the consolidated statements of income. Certain equity securities that do not have a readily determinable fair value are stated at cost. Shares of stock of the Federal Home Loan Bank of New York, are also carried at cost.

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

Loan Modifications
The Company adopted ASU 2022-02 effective January 1, 2023. This standard eliminated the previous troubled debt restructuring ("TDR") accounting model and replaced it with guidance and disclosure requirements for identifying modifications to loans to borrowers experiencing financial difficulty. Modifications to borrowers experiencing financial difficulty may include interest rate reductions, principal or interest forgiveness, forbearances, term extensions, and other actions intended to minimize economic loss and to avoid foreclosure or repossession of collateral.

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

Bank Owned Life Insurance
The Company owns life insurance policies on certain current and former employees and directors where the Bank is the beneficiary. Bank owned life insurance ("BOLI") is recorded at the amount that can be realized under the insurance contract at the balance sheet date, which is the cash surrender value (“CSV”) adjusted for other charges or other amounts due that are probable at settlement. Increases in the CSV of the policies, as well as the death benefits received, net of any CSV, are recorded in noninterest income, and are not subject to income taxes.

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

Tax Credit Investments
The Company accounts for its investments in qualified affordable housing projects using the proportional amortization method. Under that method, the Company amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the net investment performance in the income statement as a component of income tax expense. As of December 31, 2023 and 2022, the Company's remaining investment in qualified affordable housing projects, net of amortization totaled $2.3 million and $2.5 million, respectively.

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

Revenue Recognition
~~I~~n general, for revenue not associated with financial instruments, guarantees and lease contracts, the Company applies the following steps when recognizing revenue from contracts with customers: (i) identify the contract, (ii) identify the performance obligations, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations and (v)

recognize revenue when a performance obligation is satisfied. Our contracts with customers are generally short term in nature, typically due within one year or less or cancellable by us or our customer upon a short notice period. Performance obligations for our customer contracts are generally satisfied at a single point in time, typically when the transaction is complete, or over time. For performance obligations satisfied over time, The Company primarily uses the output method, directly measuring the value of the products/services transferred to the customer, to determine when performance obligations have been satisfied. The Company typically receive payment from customers and recognize revenue concurrent with the satisfaction of our performance obligations. In most cases, this occurs within a single financial reporting period. For payments received in advance of the satisfaction of performance obligations, revenue recognition is deferred until such time as the performance obligations have been satisfied. In cases where we have not received payment despite satisfaction of our performance obligations, we accrue an estimate of the amount due in the period our performance obligations have been satisfied. For contracts with variable components, only amounts for which collection is probable are accrued. The Company generally act in a principal capacity, on our own behalf, in most of our contracts with customers. In such transactions, The Company recognizes revenue and the related costs to provide our services on a gross basis in our financial statements. In some cases, The Company acts in an agent capacity, deriving revenue through assisting other entities in transactions with our customers. In such transactions, The Company recognizes revenue and the related costs to provide our services on a net basis in our financial statements. These transactions recognized on a net basis primarily relate to insurance and brokerage commissions and fees derived from our customers' use of various interchange and ATM/debit card networks. Refer to Note 14 "Revenue Recognition" for additional disclosures.

Note 2 Securities

Available-for-Sale Debt Securities
The following tables summarize available-for-sale debt securities held by the Company at December 31, 2023 and 2022:

December 31, 2023	Available-for-Sale Debt Securities
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasuries	$114,418	$495	$5,009	$109,904
Obligations of U.S. Government sponsored entities	472,286	6,449	22,277	456,458
Obligations of U.S. states and political subdivisions	89,999	2	8,077	81,924
Mortgage-backed securities – residential, issued by
U.S. Government agencies	49,976	8	4,744	45,240
U.S. Government sponsored entities	819,303	2,422	100,895	720,830
U.S. corporate debt securities	2,500	0	206	2,294
Total available-for-sale debt securities	$1,548,482	$9,376	$141,208	$1,416,650

December 31, 2022	Available-for-Sale Debt Securities
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasuries	$190,170	$0	$22,919	$167,251
Obligations of U.S. Government sponsored entities	681,192	0	80,025	601,167
Obligations of U.S. states and political subdivisions	93,599	8	8,326	85,281
Mortgage-backed securities – residential, issued by
U.S. Government agencies	58,727	12	6,071	52,668
U.S. Government sponsored entities	805,603	0	119,381	686,222
U.S. corporate debt securities	2,500	0	122	2,378
Total available-for-sale debt securities	$1,831,791	$20	$236,844	$1,594,967

Held-to-Maturity Debt Securities
The following tables summarize held-to-maturity debt securities held by the Company at December 31, 2023 and 2022:

December 31, 2023	Held-to-Maturity Debt Securities
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasuries	$86,266	$0	$11,051	$75,215
Obligations of U.S. Government sponsored entities	226,135	$0	33,895	192,240
Total held-to-maturity debt securities	$312,401	$0	$44,946	$267,455

December 31, 2022	Held-to-Maturity Debt Securities
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasuries	$86,478	$0	$12,937	$73,541
Obligations of U.S. Government sponsored entities	225,866	0	37,715	188,151
Total held-to-maturity debt securities	$312,344	$0	$50,652	$261,692

The following table sets forth information with regard to sales transactions of available-for-sale debt securities:

	Year ended December 31,
(In thousands)	2023	2022	2021
Proceeds from sales	$440,488	$160,638	$142,679
Gross realized gains	0	0	1,126
Gross realized losses	(69,983)	(11,916)	(851)
Net (loss) gain on sales of available-for-sale debt securities	$(69,983)	$(11,916)	$275

The Company's available-for-sale and held-to-maturity debt securities portfolios includes callable securities that may be called prior to maturity. The Company recognized $0 gains on called securities for the years ending December 31, 2023, 2022 and 2021. The Company also recognized net gains of $10,000 and net losses of $125,000 and $26,000 on equity securities for the years ended December 31, 2023, December 31, 2022 and December 31, 2021, respectively, reflecting the change in fair value.

In the fourth quarter of 2022, the Company sold its VISA Class B common shares for $11.4 million. The shares had no carrying value on the Company's consolidated statement of condition, and the Company had no historical cost basis in the shares, thus the $11.4 million was realized as a pre-tax gain. The Company received the shares as part of its membership interest in VISA in March 2008.

The following table summarizes available-for-sale debt securities that had unrealized losses at December 31, 2023:

December 31, 2023	Available-for-Sale Debt Securities
	Less than 12 Months		12 Months or Longer		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasuries	$0	$0	$65,663	$5,009	$65,663	$5,009
Obligations of U.S. Government sponsored entities	14,453	110	220,913	22,167	235,366	22,277
Obligations of U.S. states and political subdivisions	10,572	106	69,601	7,971	80,173	8,077
Mortgage-backed securities – residential, issued by
U.S. Government agencies	1,145	4	43,764	4,740	44,909	4,744
U.S. Government sponsored entities	5,659	66	609,456	100,829	615,115	100,895
U.S. corporate debt securities	0	0	2,294	206	2,294	206
Total available-for-sale debt securities	$31,829	$286	$1,011,691	$140,922	$1,043,520	$141,208

The following table summarizes held-to-maturity debt securities that had unrealized losses at December 31, 2023:

December 31, 2023	Held-to-Maturity Debt Securities
	Less than 12 Months		12 Months or Longer		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasuries	$0	$0	$75,215	$11,051	$75,215	$11,051
Obligations of U.S. Government sponsored entities	0	0	192,240	33,895	192,240	33,895
Total held-to-maturity debt securities	$0	$0	$267,455	$44,946	$267,455	$44,946

Within the available-for-sale and held-to-maturity portfolios, the total number of securities in an unrealized loss position were 572 and 635 at December 31, 2023 and 2022, respectively.

The following table summarizes available-for-sale debt securities that had unrealized losses at December 31, 2022:

December 31, 2022	Available-for-Sale Debt Securities
	Less than 12 Months		12 Months or Longer		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasuries	$28,602	$2,132	$138,649	$20,787	$167,251	$22,919
Obligations of U.S. Government sponsored entities	143,794	7,508	457,373	72,517	601,167	80,025
Obligations of U.S. states and political subdivisions	46,638	2,385	33,435	5,941	80,073	8,326
Mortgage-backed securities – residential, issued by
U.S. Government agencies	22,945	1,258	29,356	4,813	52,301	6,071
U.S. Government sponsored entities	186,690	16,869	499,532	102,512	686,222	119,381
U.S. corporate debt securities	0	0	2,378	122	2,378	122
Total available-for-sale debt securities	$428,669	$30,152	$1,160,723	$206,692	$1,589,392	$236,844

The following table summarizes held-to-maturity debt securities that had unrealized losses at December 31, 2022:

December 31, 2022	Held-to-Maturity Debt Securities
	Less than 12 Months		12 Months or Longer		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasuries	$0	$0	$73,542	$12,937	$73,542	$12,937
Obligations of U.S. Government sponsored entities	24,543	3,903	163,607	33,812	188,150	37,715
Total held-to-maturity debt securities	$24,543	$3,903	$237,149	$46,749	$261,692	$50,652

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

Management measures expected credit losses on held-to-maturity debt securities on a collective basis by major security type with each type sharing similar risk characteristics and considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts. Management has made the accounting policy election to exclude accrued interest receivable on held-to-maturity debt securities from the estimate of credit losses. As of December 31, 2023, the held-to- maturity portfolio consisted of U.S. Treasury securities and securities issued by U.S. government-sponsored enterprises, including The Federal National Mortgage Agency and the Federal Farm Credit Banks Funding Corporation. U.S. Treasury securities are backed by the full faith and credit of and/or guaranteed by the U.S. government, and it is expected that the securities will not be settled at prices less than the amortized cost bases of the securities. Securities issued by U.S. government agencies or U.S. government-sponsored enterprises carry the explicit and/or implicit guarantee of the U.S. government, are widely recognized as "risk-free," and have a long history of zero credit loss. As such, the Company did not record an allowance for credit losses for these securities as of December 31, 2023.

The total gross unrealized losses, shown in the tables above, were primarily attributable to changes in interest rates and levels of market liquidity, relative to when the investment securities were purchased, and not due to the credit-related quality of the investment securities. The Company does not have the intent to sell these securities and does not believe it is more likely than not that the Company will be required to sell these securities before a recovery of amortized cost. The gross unrealized losses reported for available-for-sale residential mortgage-backed securities relate to investment securities issued by U.S. government sponsored entities such as Federal National Mortgage Association, FHLMC and U.S. government agencies such as Government National Mortgage Association. The gross unrealized losses for held-to-maturity debt securities are on US Treasuries and securities issued by U.S. government-sponsored enterprises, including The Federal National Mortgage Agency and the Federal Farm Credit Banks Funding Corporation.

The Company did not recognize any net credit impairment charge to earnings on investment securities in 2023, 2022, or 2021.

The amortized cost and estimated fair value of debt securities by contractual maturity are shown in the following table. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Mortgage-backed securities are shown separately since they are not due at a single maturity date.

December 31, 2023
(In thousands)	Amortized Cost	Fair Value
Available-for-sale debt securities:
Due in one year or less	$99,242	$98,650
Due after one year through five years	307,093	296,279
Due after five years through ten years	245,617	233,569
Due after ten years	27,251	22,082
Total	679,203	650,580
Mortgage-backed securities	869,279	766,070
Total available-for-sale debt securities	$1,548,482	$1,416,650

December 31, 2022
(In thousands)	Amortized Cost	Fair Value
Available-for-sale debt securities:
Due in one year or less	$50,922	$50,269
Due after one year through five years	508,880	459,721
Due after five years through ten years	367,743	314,408
Due after ten years	39,916	31,679
Total	967,461	856,077
Mortgage-backed securities	864,330	738,890
Total available-for-sale debt securities	$1,831,791	$1,594,967

December 31, 2023
(In thousands)	Amortized Cost	Fair Value
Held-to-maturity debt securities:
Due after five years through ten years	$312,401	$267,455
Total held-to-maturity debt securities	$312,401	$267,455

December 31, 2022
(In thousands)	Amortized Cost	Fair Value
Held-to-maturity debt securities:
Due after five years through ten years	$312,344	$261,692
Total held-to-maturity debt securities	$312,344	$261,692

Trading Securities
The Company had no securities designated as trading during 2023 or 2022.

Pledged Securities
The Company pledges securities as collateral for public deposits and other borrowings, and sells securities under agreements to repurchase. See "Note 8 - Federal Funds Purchased and Securities Sold Under Agreements to Repurchase" for further discussion. Securities carried of $1.0 billion and $1.8 billion, at December 31, 2023 and 2022, respectively, were either pledged or sold under agreements to repurchase.

Concentrations of Securities
Except for U.S. government securities, there were no holdings, when taken in the aggregate, of any single issuer that exceeded 10% of shareholders’ equity at December 31, 2023.

Equity Securities
The Company invests in one CRA qualified equity fund. This security is carried at fair value.

Investment in Small Business Investment Companies
The Company has equity investments in small business investment companies ("SBIC") established for the purpose of providing financing to small businesses in market areas served by the Company. These investments totaled $0.5 million and $1.5 million at December 31, 2023 and 2022, respectfully, and were included in other assets on the Company’s Consolidated Statements of Condition. These investments are accounted for either under the cost method or the equity method of accounting. As of December 31, 2023, the Company reviewed these investments and determined that there was no impairment.

Federal Home Loan Bank Stock
The Company also holds non-marketable Federal Home Loan Bank New York ("FHLBNY") stock and non-marketable Atlantic Community Bankers Bank ("ACBB") stock, all of which are required to be held for regulatory purposes and for borrowing availability. The required investment in FHLB stock is tied to the Company’s borrowing levels with the FHLB. Holdings of FHLBNY stock and ACBB stock totaled $33.6 million, and $95,000 at December 31, 2023, respectively. These securities are carried at par, which is also cost. The FHLBNY continues to pay dividends and repurchase stock. As such, the Company has not recognized any impairment on its holdings of FHLBNY.

Note 3 Loans and Leases

Loans and Leases at December 31, 2023 and December 31, 2022 were as follows:

	Year ended December 31,
(In thousands)	2023	2022
Commercial and industrial
Agriculture	$101,211	$85,073
Commercial and industrial other	721,890	705,700
PPP loans	404	756
Subtotal commercial and industrial	823,505	791,529
Commercial real estate
Construction	303,406	201,116
Agriculture	221,670	214,963
Commercial real estate other	2,587,591	2,437,339
Subtotal commercial real estate	3,112,667	2,853,418
Residential real estate
Home equity	188,316	188,623
Mortgages	1,373,275	1,346,318
Subtotal residential real estate	1,561,591	1,534,941
Consumer and other
Indirect	841	2,224
Consumer and other	96,942	75,412
Subtotal consumer and other	97,783	77,636
Leases	15,383	16,134
Total loans and leases	$5,610,929	$5,273,658
Less: unearned income and deferred costs and fees	(4,994)	(4,747)
Total loans and leases, net of unearned income and deferred costs and fees	$5,605,935	$5,268,911

The Company has adopted comprehensive lending policies, underwriting standards and loan review procedures. There were no significant changes to the Company’s existing lending policies, underwriting standards or loan review procedures during 2023. The Company’s Board of Directors approves the lending policies at least annually. The Company recognizes that exceptions to policy guidelines may occasionally occur and has established procedures for approving exceptions to these policy guidelines. Management has also implemented reporting systems to monitor loan originations, loan quality, concentrations of credit, loan delinquencies and nonperforming loans and potential problem loans.

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

The Company originates fixed rate and adjustable rate residential mortgage loans, including loans that have characteristics of both, such as a 7/6 adjustable rate mortgage, which has a fixed rate for the first seven years and then adjusts semi-annually thereafter. The majority of residential mortgage loans originated over the last several years have been fixed rate loans. Adjustment rate loans have increased in popularity due to the rising interest rate environment. Adjustable rate residential real estate loans are underwritten based upon the initial rate when the fixed rate period is 5 years or longer. For loans with an initial fixed rate of less than 5 years, the fully indexed rate is utilized for the ability to repay qualifying and underwriting. This underwriting practice matches secondary market guidelines.

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

During 2023, 2022, and 2021, the Company sold residential mortgage loans totaling $4.5 million, $8.9 million, and $31.5 million, respectively, and realized net gains on these sales of $96,000, $155,000, and $943,000, respectively. These residential real estate loans are generally sold without recourse in accordance with standard secondary market loan sale agreements. When residential mortgage loans are sold to FHLMC or SONYMA, the Company typically retains all servicing rights, which provides the Company with a source of fee income. In connection with the sales in 2023, 2022, and 2021, the Company recorded mortgage-servicing assets of $34,000, $66,000, and $236,000, respectively. The loans sold to FHLMC and SONYMA were originated with the intent to sell.

Amortization of mortgage servicing assets amounted to $81,000 in 2023, $128,000 in 2022, and $182,000 in 2021. At December 31, 2023 and 2022, the Company serviced residential mortgage loans aggregating $130.4 million and $137.5 million, including loans securitized and held as available-for-sale debt securities. Mortgage servicing rights, at an amortized cost basis, totaled $927,000 at December 31, 2023 and $1.0 million at December 31, 2022. These mortgage servicing rights were evaluated for impairment at year-end 2023 and 2022 and no impairment was recognized. Loans held for sale, which are included in residential real estate, totaled $602,000 and $0 at December 31, 2023 and 2022, respectively.

As members of the FHLB, the Company’s subsidiary bank may use unencumbered mortgage related assets to secure borrowings from the FHLB. At December 31, 2023 and 2022, the Company had $125.0 million and $50.0 million, respectively, of term advances from the FHLB that were secured by residential mortgage loans.

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

Loan and Lease Customers
The Company’s loan and lease customers are located primarily in the upstate New York and Pennsylvania communities served by Tompkins Community Bank. The Bank operates twelve banking offices in the counties of Tompkins, Cayuga, Cortland, Onondaga and Schuyler, New York; fifteen banking offices in the counties of Wyoming, Livingston, Genesee, Orleans and Monroe, New York; thirteen banking offices in the counties of Putnam County, Dutchess County and Westchester, New York; and sixteen offices in the counties of Berks, Montgomery, Philadelphia, Delaware and Schuylkill, Pennsylvania. Other than general economic risks, management is not aware of any material concentrations of credit risk to any industry or individual borrower.

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

The below table is an aging analysis of past due loans, segregated by class of loans as of December 31, 2023 and 2022:

December 31, 2023
(In thousands)	30-59 Days	60-89 Days	90 Days or More	Total Past Due	Current Loans	Total Loans
Loans and Leases
Commercial and industrial
Agriculture	$0	$0	$0	$0	$101,211	$101,211
Commercial and industrial other	389	887	2,124	3,400	718,490	721,890
PPP loans	0	0	0	0	404	404
Subtotal commercial and industrial	389	887	2,124	3,400	820,105	823,505
Commercial real estate
Construction	0	0	0	0	303,406	303,406
Agriculture	61	0	0	61	221,609	221,670
Commercial real estate other	290	0	25,056	25,346	2,562,245	2,587,591
Subtotal commercial real estate	351	0	25,056	25,407	3,087,260	3,112,667
Residential real estate
Home equity	466	211	1,968	2,645	185,671	188,316
Mortgages	1,353	111	6,916	8,380	1,364,895	1,373,275
Subtotal residential real estate	1,819	322	8,884	11,025	1,550,566	1,561,591
Consumer and other
Indirect	7	11	11	29	812	841
Consumer and other	302	122	270	694	96,248	96,942
Subtotal consumer and other	309	133	281	723	97,060	97,783
Leases	0	0	0	0	15,383	15,383
Total loans and leases	$2,868	$1,342	$36,345	$40,555	$5,570,374	$5,610,929
Less: unearned income and deferred costs and fees	0	0	0	0	(4,994)	(4,994)
Total loans and leases, net of unearned income and deferred costs and fees	$2,868	$1,342	$36,345	$40,555	$5,565,380	$5,605,935

December 31, 2022
(In thousands)	30-59 Days	60-89 Days	90 Days or More	Total Past Due	Current Loans	Total Loans
Loans and Leases
Commercial and industrial
Agriculture	$58	$0	$0	$58	$85,015	$85,073
Commercial and industrial other	50	381	82	513	705,187	705,700
PPP loans	0	0	0	0	756	756
Subtotal commercial and industrial	108	381	82	571	790,958	791,529
Commercial real estate
Construction	0	0	0	0	201,116	201,116
Agriculture	128	0	0	128	214,835	214,963
Commercial real estate other	0	0	11,449	11,449	2,425,890	2,437,339
Subtotal commercial real estate	128	0	11,449	11,577	2,841,841	2,853,418
Residential real estate
Home equity	435	204	1,628	2,267	186,356	188,623
Mortgages	1,748	0	6,802	8,550	1,337,768	1,346,318
Subtotal residential real estate	2,183	204	8,430	10,817	1,524,124	1,534,941
Consumer and other
Indirect	66	31	53	150	2,074	2,224
Consumer and other	52	19	112	183	75,229	75,412
Subtotal consumer and other	118	50	165	333	77,303	77,636
Leases	0	0	0	0	16,134	16,134
Total loans and leases	$2,537	$635	$20,126	$23,298	$5,250,360	$5,273,658
Less: unearned income and deferred costs and fees	0	0	0	0	(4,747)	(4,747)
Total loans and leases, net of unearned income and deferred costs and fees	$2,537	$635	$20,126	$23,298	$5,245,613	$5,268,911

The following table presents the amortized cost basis of loans on nonaccrual status and the amortized cost basis of loans on nonaccrual status for which there was no related allowance for credit losses:

December 31, 2023
(In thousands)	Nonaccrual Loans and Leases with no ACL	Nonaccrual Loans and Leases	Loans and Leases Past Due Over 89 Days and Accruing
Loans and Leases
Commercial and industrial
Agriculture	$0	$20	$0
Commercial and industrial other	0	2,253	0
Subtotal commercial and industrial	0	2,273	0
Commercial real estate
Agriculture	0	170	0
Commercial real estate other	42,038	44,280	0
Subtotal commercial real estate	42,038	44,450	0
Residential real estate
Home equity	0	3,230	0
Mortgages	0	11,942	0
Subtotal residential real estate	0	15,172	0
Consumer and other
Indirect	0	40	0
Consumer and other	0	230	101
Subtotal consumer and other	0	270	101
Total loans and leases	$42,038	$62,165	$101

December 31, 2022
(In thousands)	Nonaccrual Loans and Leases with no ACL	Nonaccrual Loans and Leases	Loans and Leases Past Due Over 89 Days and Accruing
Loans and Leases
Commercial and industrial
Commercial and industrial other	$411	$618	$25
Subtotal commercial and industrial	411	618	25
Commercial real estate
Agriculture	186	186	0
Commercial real estate other	13,101	13,672	0
Subtotal commercial real estate	13,287	13,858	0
Residential real estate
Home equity	318	2,391	0
Mortgages	1,177	11,153	0
Subtotal residential real estate	1,495	13,544	0
Consumer and other
Indirect	0	94	0
Consumer and other	0	175	0
Subtotal consumer and other	0	269	0
Total loans and leases	$15,193	$28,289	$25

The difference between the interest income that would have been recorded if nonaccrual loans and leases had paid in accordance with their original terms and the interest income that was recorded, was $2.2 million for the year ended December 31, 2023, $1.4 million for year ended December 31, 2022, and $1.5 million for year ended December 31, 2021. The Company had no material commitments to make additional advances to borrowers with nonperforming loans.

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

Since the methodology is based upon historical experience and trends, current conditions, and reasonable and supportable forecasts, as well as management’s judgment, factors may arise that result in different estimates. While management’s evaluation of the allowance as of December 31, 2023 considers the allowance to be appropriate, under adversely different conditions or assumptions, the Company would need to increase or decrease the allowance. In addition, various federal and State regulatory agencies, as part of their examination process, review the Company's allowance and may require the Company to recognize additions to the allowance based on their judgements and information available to them at the time of their examinations.

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

Changes in the allowance for credit losses for the years ended December 31, 2023, 2022 and 2021 are summarized as follows:

Allowance for Credit Losses - Loans and Leases

(In thousands)	2023	2022	2021
Total allowance at beginning of year	$45,934	$42,843	$51,669
Impact of adopting ASU 2022-02	64	0	0
Provision (credit) for credit loss expense	4,865	2,499	(2,805)
Recoveries on loans and leases	1,820	1,798	1,725
Charge-offs on loans and leases	(1,099)	(1,206)	(7,746)
Total allowance at end of year	$51,584	$45,934	$42,843

Allowance for Credit Losses - Off-Balance Sheet Credit Exposures

(In thousands)	2023	2022	2021
Liabilities for off-balance sheet credit exposures at beginning of period	$2,796	$2,506	$1,920
(Credit) provision for credit loss expense related to off-balance sheet credit exposures	(526)	290	586
Liabilities for off-balance sheet credit exposures at end of period	$2,270	$2,796	$2,506

The following tables detail activity in the allowance for credit losses for loans for the years ended December 31, 2023 and 2022. The allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

December 31, 2023
(In thousands)	Commercial & Industrial	Commercial Real Estate	Residential Real Estate	Consumer and Other	Finance Leases	Total
Allowance for credit losses:
Beginning balance	$6,039	$27,287	$11,154	$1,358	$96	$45,934
Impact of adopting ASU 2016-13	2	16	46	0	0	64
Charge-offs	(34)	0	(20)	(1,045)	0	(1,099)
Recoveries	87	1,292	186	255	0	1,820
Provision (credit) for credit loss expense	573	2,986	334	989	(17)	4,865
Ending Balance	$6,667	$31,581	$11,700	$1,557	$79	$51,584

December 31, 2022
(In thousands)	Commercial & Industrial	Commercial Real Estate	Residential Real Estate	Consumer and Other	Finance Leases	Total
Allowance for credit losses:
Beginning balance	$6,335	$24,813	$10,139	$1,492	$64	$42,843
Charge-offs	(559)	(50)	(53)	(544)	0	(1,206)
Recoveries	195	951	346	306	0	1,798
Provision for credit loss expense	68	1,573	722	104	32	2,499
Ending Balance	$6,039	$27,287	$11,154	$1,358	$96	$45,934

The following tables presents the amortized cost basis of collateral dependent loans, which are individually evaluated to determine expected credit losses, and the related allowance for credit losses allocated to these loans as of December 31, 2023 and 2022:

December 31, 2023
(In thousands)	Real Estate	Business Assets	Other	Total	ACL Allocation
Commercial and Industrial	$2,035	$0	$0	$2,035	$0
Commercial Real Estate	42,333	0	0	42,333	1,082
Total Loans and Leases	$44,368	$0	$0	$44,368	$1,082

December 31, 2022
(In thousands)	Real Estate	Business Assets	Other	Total	ACL Allocation
Commercial and Industrial	$642	$28	$0	$670	$0
Commercial Real Estate	13,209	0	78	13,287	0
Commercial Real Estate - Agriculture	1,515	0	0	1,515	0
Residential Real Estate	188	0	0	188	3
Total Loans and Leases	$15,554	$28	$78	$15,660	$3

Loan Modifications to Borrowers Experiencing Financial Difficulty

The Company adopted ASU 2022-02 effective January 1, 2023. This standard eliminated the previous trouble debt restructuring accounting model and replaced it with guidance and disclosure requirements for identifying modifications to loans to borrowers experiencing financial difficulty. Modifications to borrowers experiencing financial difficulty may include interest rate reductions, principal or interest forgiveness, forbearances, term extensions, and other actions intended to minimize economic loss and to avoid foreclosure or repossession of collateral.

The following table shows the amortized cost basis at the year ended December 31, 2023 of the loans modified to borrowers experiencing financial difficulty, disaggregated by class of financing receivable and type of concession granted:

(In thousands)	Term Extension	Interest Rate Reduction	Payment Delay and Term Extension	Term Extension and Interest Rate Reduction	Payment Delay	Total	% of Total Class of Loans and Leases
Commercial Real Estate
Commercial Real Estate Other	$0	$3,114	$0	$0	$0	$3,114	0.12%
Total Commercial Real Estate	0	3,114	0	0	0	3,114	0.10%
Residential
Mortgages	0	0	0	0	402	402	0.03%
Total Residential	0	0	0	0	402	402	0.03%
Consumer
Consumer and Other	21	0	0	0	0	21	0.02%
Total Consumer	21	0	0	0	0	21	0.02%
Total Loans and Leases	$21	$3,114	$0	$0	$402	$3,537	0.06%

There were no loan modifications made to borrowers experiencing financial difficulty that defaulted during the year ended December 31, 2023.

The following table shows the aging analysis of loan modifications made to borrowers experiencing financial difficulty as of December 31, 2023:

December 31, 2023	Payment Status (Amorized Cost Basis)
(In thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Non-Accrual	Total
Commercial Real Estate
Commercial real estate other	$3,114	$0	$0	$0	$0	$3,114
Total Commercial Real Estate	3,114	0	0	0	0	3,114
Residential Real Estate
Mortgages	158	0	0	0	244	402
Total Residential Real Estate	158	0	0	0	244	402
Consumer and Other
Consumer and other	0	0	0	0	21	21
Total Consumer and Other	0	0	0	0	21	21
Total	$3,272	$0	$0	$0	$265	$3,537

The following tables present loans by class modified in 2022 as troubled debt restructurings. Post-modification balances reflect paydowns and charge-offs at time of modification.

December 31, 2022	Year Ended
				Defaulted TDRs[2]
(In thousands)	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Loans	Post- Modification Outstanding Recorded Investment
Residential real estate
Mortgages[1]	7	$714	$714	1	$87
Total	7	$714	$714	1	$87
1Represents the following concessions: extension of term and reduction of rate.
2TDRs that defaulted during the 12 months ended December 31, 2022, that had been restructured in the prior twelve months.

The following table presents credit quality indicators by total loans on an amortized cost basis by origination year, and current year gross writeoffs as of December 31, 2023:

December 31, 2023
(In thousands)	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total Loans
Commercial and Industrial - Other:
Internal risk grade:
Pass	$130,993	$92,335	$68,030	$28,237	$33,618	$141,758	$212,349	$5,063	$712,383
Special Mention	915	196	222	242	79	1,287	682	0	3,623
Substandard	0	46	78	329	18	2,833	2,580	0	5,884
Total Commercial and Industrial - Other	$131,908	$92,577	$68,330	$28,808	$33,715	$145,878	$215,611	$5,063	$721,890
Current-period gross writeoffs	$6	$0	$0	$0	$0	$29	$0	$0	$35
Commercial and Industrial - PPP:
Pass	$0	$0	$264	$140	$0	$0	$0	$0	$404
Special Mention	0	0	0	0	0	0	0	0	0
Substandard	0	0	0	0	0	0	0	0	0
Total Commercial and Industrial - PPP	$0	$0	$264	$140	$0	$0	$0	$0	$404
Current-period gross writeoffs	$0	$0	$0	$0	$0	$0	$0	$0	$0
Commercial and Industrial - Agriculture:
Pass	$24,924	$11,935	$3,341	$3,114	$3,268	$16,759	$36,728	$1,030	$101,099
Special Mention	0	0	47	0	0	0	0	0	47
Substandard	0	0	0	56	0	8	1	0	65
Total Commercial and Industrial - Agriculture	$24,924	$11,935	$3,388	$3,170	$3,268	$16,767	$36,729	$1,030	$101,211
Current-period gross writeoffs	$0	$0	$0	$0	$0	$0	$0	$0	$0
Commercial Real Estate
Pass	$246,016	$317,583	$365,975	$292,960	$272,722	$921,201	$34,346	$24,949	$2,475,752
Special Mention	0	632	0	17,133	11,422	16,100	0	0	45,287
Substandard	0	15,300	2,128	0	2,059	45,709	1,356	0	66,552
Total Commercial Real Estate	$246,016	$333,515	$368,103	310,093	286,203	983,010	$35,702	$24,949	$2,587,591
Current-period gross writeoffs	$0	$0	$0	$0	$0	$0	$0	$0	$0
Commercial Real Estate - Agriculture:
Pass	$14,668	$37,256	$22,813	$21,001	$23,794	$93,890	$257	$6,364	$220,043
Special Mention	0	0	0	0	378	1,033	0	0	1,411
Substandard	0	0	0	0	170	46	0	0	216
Total Commercial Real Estate - Agriculture	$14,668	$37,256	$22,813	$21,001	$24,342	$94,969	$257	$6,364	$221,670
Current-period gross writeoffs	$0	$0	$0	$0	$0	$0	$0	$0	$0

(In thousands)	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total Loans
Commercial Real Estate - Construction
Pass	$9,265	$2,793	$8,068	$2,501	$357	$596	$274,224	$5,602	$303,406
Special Mention	0	0	0	0	0	0	0	0	0
Substandard	0	0	0	0	0	0	0	0	0
Total Commercial Real Estate - Construction	$9,265	$2,793	$8,068	$2,501	$357	$596	$274,224	$5,602	$303,406
Current-period gross writeoffs	$0	$0	$0	$0	$0	$0	$0	$0	$0
Residential - Home Equity
Performing	$2,378	$2,237	$890	$529	$832	$8,178	$164,205	$5,837	$185,086
Nonperforming	0	0	0	0	0	337	2,893	0	3,230
Total Residential - Home Equity	$2,378	$2,237	$890	$529	$832	$8,515	$167,098	$5,837	$188,316
Current-period gross writeoffs	$0	$0	$0	$0	$0	$20	$0	$0	$20
Residential - Mortgages
Performing	$131,004	$186,401	$256,127	$221,945	$109,594	$456,167	$0	$0	$1,361,238
Nonperforming	0	393	329	986	883	9,446	0	0	12,037
Total Residential - Mortgages	$131,004	$186,794	$256,456	$222,931	$110,477	$465,613	$0	$0	$1,373,275
Current-period gross writeoffs	$0	$0	$0	$0	$0	$0	$0	$0	$0
Consumer - Direct
Performing	$50,295	$13,327	$11,316	$5,157	$4,037	$9,857	$2,723	$0	$96,712
Nonperforming	2	0	0	0	70	157	1	0	230
Total Consumer - Direct	$50,297	$13,327	$11,316	$5,157	$4,107	$10,014	$2,724	$0	$96,942
Current-period gross writeoffs	$801	$29	$16	$21	$83	$28	$0	$0	$978
Consumer - Indirect
Performing	$0	$0	$97	$68	$402	$234	$0	$0	$801
Nonperforming	0	0	0	0	30	10	0	0	40
Total Consumer - Indirect	$0	$0	$97	$68	$432	$244	$0	$0	$841
Current-period gross writeoffs	$0	$0	$0	$0	$53	$14	$0	$0	$67

The following tables present credit quality indicators (internal risk grade) by class of commercial and industrial loans and commercial real estate loans as of December 31, 2022:

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

The following table presents credit quality indicators by total loans on an amortized cost basis by origination year as of December 31, 2022, continued:

(In thousands)	2022	2021	2020	2019	2018	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total Loans
Residential - Home Equity
Performing	$3,030	$1,062	$637	$992	$792	$3,183	$175,451	$1,085	$186,232
Nonperforming	0	0	0	14	0	25	2,352	0	2,391
Total Residential - Home Equity	$3,030	$1,062	$637	$1,006	$792	$3,208	$177,803	$1,085	$188,623
Residential - Mortgages
Performing	$187,129	$272,235	$239,584	$117,391	$66,605	$452,221	$0	$0	$1,335,165
Nonperforming	218	335	628	682	1,552	7,738	0	0	11,153
Total Residential - Mortgages	$187,347	$272,570	$240,212	$118,073	$68,157	$459,959	$0	$0	$1,346,318
Consumer - Direct
Performing	$31,243	$13,999	$7,372	$6,138	$4,386	$8,029	$4,070	$0	$75,237
Nonperforming	0	0	3	93	76	0	3	$0	175
Total Consumer - Direct	$31,243	$13,999	$7,375	$6,231	$4,462	$8,029	$4,073	$0	$75,412
Consumer - Indirect
Performing	$0	$156	$146	$1,092	$635	$101	$0	$0	$2,130
Nonperforming	0	0	0	76	10	8	0	0	94
Total Consumer - Indirect	$0	$156	$146	$1,168	$645	$109	$0	$0	$2,224

Note 5 Goodwill and Other Intangible Assets

(In thousands)	Banking	Insurance	Wealth Management	Total
Balance at January 1, 2022	$64,369	$19,867	$8,211	$92,447
Adjustment to goodwill	155	0	0	155
Balance at December 31, 2022	64,524	19,867	8,211	92,602
Adjustment to goodwill	0	0	0	0
Balance at December 31, 2023	$64,524	$19,867	$8,211	$92,602

Goodwill is assigned to reporting units. The Company reviews its goodwill and intangible assets annually, or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. Based on the Company’s review as of December 31, 2023, there was no impairment of its goodwill or intangible assets.

Other Intangible Assets

The following table provides information regarding the Company's amortizing intangible assets:

December 31, 2023	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
(In thousands)
Amortized intangible assets:
Core deposit intangible	$18,774	$18,774	$0
Customer relationships	9,048	7,948	1,100
Other intangibles	6,921	5,694	1,227
Total intangible assets	$34,743	$32,416	$2,327

December 31, 2022	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
(In thousands)
Amortized intangible assets:
Core deposit intangible	$18,774	$18,774	$0
Customer relationships	9,048	7,632	1,416
Other intangibles	6,887	5,595	1,292
Total intangible assets	$34,709	$32,001	$2,708

Amortization expense related to intangible assets totaled $334,000 in 2023, $873,000 in 2022 and $1.3 million in 2021. The estimated aggregate future amortization expense for intangible assets remaining as of December 31, 2023 is as follows:

Estimated amortization expense:[1]
(In thousands)
For the year ended December 31, 2024	$294
For the year ended December 31, 2025	264
For the year ended December 31, 2026	225
For the year ended December 31, 2027	196
For the year ended December 31, 2028	41
 1Excludes the amortization of mortgage servicing rights. Amortization of mortgage servicing rights was $81,000 in 2023, $128,000 in 2022 and $182,000 in 2021.

Note 6 Premises and Equipment

Premises and equipment at December 31 were as follows:

(In thousands)	2023	2022
Land	$8,063	$8,063
Premises and equipment	104,366	106,297
Furniture, fixtures, and equipment	90,168	87,619
Accumulated depreciation and amortization	(122,910)	(119,839)
Total	$79,687	$82,140

Depreciation and amortization expenses in 2023, 2022, and 2021 are included in operating expenses as follows:

(In thousands)	2023	2022	2021
Premises	$2,844	$2,500	$2,599
Furniture, fixtures, and equipment	5,246	5,138	5,367
Total	$8,090	$7,638	$7,966

The Company leases land, buildings and equipment under operating lease arrangements. Total gross rental expense amounted to $4.7 million in 2023, $4.6 million in 2022, and $4.9 million in 2021. Most leases include options to renew for periods ranging from 5 to 20 years.

Lease components

Right-of-use lease assets totaled $27.7 million and $33.1 million at December 31, 2023 and 2022, respectively and are reported in accrued interest and other assets in the accompanying consolidated statements of condition. The related lease liabilities totaled $29.1 million and $34.5 million at December 31, 2023 and 2022, respectively, and are reported as a component of other liabilities in the accompanying consolidated statements of condition. Lease payments under operating leases that were applied to our operating lease liability totaled $3.8 million during 2023 and $3.4 million during 2022. Included in the 2023 lease payment figures above were 2 lease termination payments totaling $579,000 and were applied to the lease liability.

The components of operating lease expense, primarily included in “Net occupancy expense of premises,” in 2023, 2022, and 2021 were as follows:

(In thousands)	2023	2022	2021
Operating lease cost	$4,741	$4,654	$4,939
Variable lease cost	681	695	668
Short-term lease cost	2	2	2
Sublease income	0	(11)	(25)
Total lease cost	$5,424	$5,340	$5,584

At December 31, 2023, we did not have any material finance lease assets or liabilities.

Other information related to operating leases for 2023 and 2022 was as follows:

(In thousands)	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$4,688	$4,389
Weighted-average remaining lease term on operating leases	11.64	13.45
Weighted-average discount rates on operating leases	3.47%	3.47%
Right-of-use assets obtained in exchange for lease liabilities	1,655	2,498

The following table reconciles future undiscounted lease payments due under non-cancelable operating leases (those amounts subject to recognition) to the aggregate operating lessee lease liability as of December 31, 2023:

(In thousands)
2024	$3,824
2025	3,531
2026	3,480
2027	3,161
2028	2,942
2029 and subsequent years	18,930
Total lease payments	35,868
Less: Interest	6,793
Present value of lease liabilities	$29,075

Note 7 Deposits

Aggregate time deposits of $250,000 or more were $389.8 million at December 31, 2023, and $192.7 million at December 31, 2022. Scheduled maturities of time deposits at December 31, 2023, were as follows:

(In thousands)	Less than $250,000	$250,000 and over	Total
Maturity
Three months or less	$224,408	$168,658	$393,066
Over three through six months	171,824	136,949	308,773
Over six through twelve months	121,372	68,505	189,877
Total due in 2024	$517,604	$374,112	$891,716
2025	75,677	14,283	89,960
2026	8,451	1,384	9,835
2027	4,302	0	4,302
2028	2,034	0	2,034
Thereafter	166	0	166
Total	$608,234	$389,779	$998,013

Note 8 Federal Funds Purchased and Securities Sold Under Agreements to Repurchase

Information regarding securities sold under agreements to repurchase and Federal funds purchased is detailed in the following tables for the years ended December 31:

Securities Sold Under Agreements to Repurchase
(In thousands)	2023	2022	2021
Total outstanding at December 31	$50,996	$56,278	$66,787

Maximum month-end balance	71,031	67,810	78,420
Average balance during the year	55,773	57,126	58,627
Weighted average rate at December 31	0.11%	0.10%	0.10%
Average interest rate paid during the year	0.10%	0.10%	0.11%
Federal Funds Purchased
Average balance during the year	$0	$0	$0
Weighted average rate at December 31	N/A	N/A	N/A
Average interest rate paid during the year	0.00%	0.00%	0.00%

Securities sold under agreements to repurchase ("repurchase agreements") are secured borrowings that typically mature within thirty to ninety days, although the Company has, at times, entered into repurchase agreements with the Federal Home Loan Bank ("FHLB") with longer maturities. The Company uses both retail and wholesale repurchase agreements. Retail repurchase agreements are arrangements with local customers of the Company, in which the Company agrees to sell securities to the customer with an agreement to repurchase those securities at a specified later date. Retail repurchase agreements totaled $51.0 million at December 31, 2023. The Company had no outstanding wholesale repurchase agreements at December 31, 2023.

Securities sold under agreements to repurchase are stated at the amount of cash received in connection with the transaction. The Company may be required to provide additional collateral based on the fair value of the underlying securities.

Federal funds purchased are short-term borrowings that typically mature within one to ninety days.

Note 9 Other Borrowings

The following table summarized the Company’s borrowings as of December 31:

(In thousands)	2023	2022
Overnight FHLB advances	$477,100	$241,300
Term FHLB advances	125,000	50,000
Total other borrowings	$602,100	$291,300

The Company, through its subsidiary bank had available line-of-credit agreements with correspondent banks permitting borrowings to a maximum of approximately $99.0 million at both December 31, 2023 and December 31, 2022. There were no outstanding advances against those lines at December 31, 2023 and December 31, 2022.

Through its subsidiary bank, the Company has a borrowing relationship with the FHLB, which provides secured borrowing capacity, subject to available collateral. As a member of the FHLB, the Company can use certain unencumbered mortgage-related assets and securities to secure borrowings from the FHLB. Established borrowing capacity with the FHLB was $1.6 billion and $1.6 billion at December 31, 2023 and December 31, 2022, respectively. The unused borrowing capacity on established lines with the FHLB was $0.6 billion and $1.3 billion at December 31, 2023 and December 31, 2022, respectively.

At December 31, 2023, there were $477.1 million in overnight advances and $125.0 million in term advances with the FHLB, with a weighted average rate of 5.15%, compared to $241.3 million in overnight advances and $50.0 million in term advances with a weighted average rate of 4.12%, at December 31, 2022. At December 31, 2023, the term advances with the FHLB includes $40.0 million which matures within one year and $85.0 million which matures in over one year. Maturities of advances due in over one year include $40.0 million in 2025.

The Company had no callable FHLB borrowings at December 31, 2023.

The Company has a $25.0 million line of credit with a bank. As of December 31, 2023 and December 31, 2022, there was no outstanding balance on the line. The line matures in June 2025.

Note 10 Trust Preferred Debentures

During the second quarter of 2021, the Company exercised its right to redeem all of the trust preferred of Madison Statutory Trust I, with a par amount of $5.0 million. The redemption price was equal to 100% of the principal amount plus accrued and unpaid interest up to June 26, 2021. During the third quarter of 2021, the Company exercised its right to redeem all of the trust preferred of Leesport Capital Trust II, with a par amount of $10.0 million. The redemption price was equal to 100% of the principal amount plus accrued and unpaid interest up to August 7, 2021. The Company recognized accelerated non-cash purchase accounting discounts of $1.9 million in interest expense related to the redemptions. As of December 31, 2023 and 2022, the Company had no trust preferred debentures.

Note 11 Employee Benefit Plans

The Company maintains a noncontributory defined-benefit plan (the "DB Pension Plan") and a 401(k) plan (the "Retirement Savings Plan"), within which the Company makes both matching contributions and discretionary contributions which cover substantially all employees of the Company.

The DB Pension Plan was closed to new employees at year-end 2009 and was frozen on July 31, 2015. The benefits under the DB Pension Plan are based on years of service, age and percentages of the employees' average final compensation. Assets of the Company's DB Pension Plan are invested in common and preferred stock, mutual funds and cash equivalents.

The Retirement Savings Plan covers substantially all employees of the Company who have reached the age of 21. For participants in these plans, the Company makes matching contributions to an account set up in the participant's name. Under the Retirement Savings Plan, employees may contribute a percentage of their eligible compensation with a Company match of such contributions up to a maximum match of 4%. The Company’s expense associated with these matching provisions was $3.2 million in 2023, $3.1 million in 2022, and $3.0 million in 2021. In addition, discretionary contributions are made once per year and equals a percentage of pay and varies based on the participant's age, service, and tenure with the Company. The Retirement Savings Plan offers the participant a wide range of investment alternatives from which to choose. Expenses related to the discretionary contributions totaled $4.2 million in 2023, $4.1 million in 2022, and $4.4 million in 2021.

The Company has an Employee Stock Ownership Plan ("ESOP") covering substantially all employees of the Company that have a least one year of service. The ESOP allows for Company contributions in the form of common stock of the Company. Annually, the Tompkins Board of Directors determines a profit-sharing payout to its employees in accordance with a performance-based formula. A percentage of the approved amount is paid in Company common stock into the ESOP. Contributions are limited to a maximum amount as stipulated in the ESOP. The remaining percentage is either paid out in cash, contributed to a health savings account, or deferred into the Retirement Savings Plan at the direction of the employee. Compensation expense related to the profit-sharing totaled $1.4 million in 2023, $5.3 million in 2022, and $5.4 million in 2021.

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

GAAP requires an employer to recognize in its Statement of Condition as an asset or liability the overfunded or underfunded status of a defined benefit postretirement plan, measured as the difference between the fair value of plan assets and the benefit obligation. For a pension plan, the benefit obligation is the projected benefit obligation; for any other postretirement benefit plan, such as a retiree health care plan, the benefit obligation is the accumulated postretirement benefit obligation. The following table sets forth the changes in the projected benefit obligation for the DB Pension Plan and SERPs and the accumulated post-retirement benefit obligation for the Life and Healthcare Plan; and the respective plan assets, and the plans’ funded status and amounts recognized in the Company’s Consolidated Statements of Condition at December 31, 2023 and 2022 (the measurement dates of the plans).

	DB Pension Plan		Life and Healthcare Plan		SERP Plan
(In thousands)	2023	2022	2023	2022	2023	2022
Change in benefit obligation:
Benefit obligation at beginning of year	$70,521	$93,009	$7,603	$10,055	$24,991	$34,033
Service cost	0	0	33	174	43	78
Interest cost	3,275	1,985	354	223	1,148	814
Plan participants’ contributions	0	0	92	100	0	0
Actuarial loss (gain)	1,242	(20,729)	(153)	(2,598)	(315)	(9,083)
Benefits paid	(4,320)	(3,744)	(326)	(351)	(906)	(851)
Benefit obligation at end of year	$70,718	$70,521	$7,603	$7,603	$24,961	$24,991
Change in plan assets:
Fair value of plan assets at beginning of year	$78,885	$96,393	$0	$0	$0	$0
Actual return on plan assets	10,079	(13,764)	0	0	0	0
Plan participants’ contributions	0	0	92	100	0	0
Employer contributions	0	0	234	251	906	850
Benefits paid	(4,320)	(3,744)	(326)	(351)	(906)	(850)
Fair value of plan assets at end of year	$84,644	$78,885	$0	$0	$0	$0
Funded (unfunded) status	$13,926	$8,364	$(7,603)	$(7,603)	$(24,961)	$(24,991)

The benefit obligation for the DB Pension Plan at December 31, 2023 and 2022, was $70.7 million and $70.5 million, respectively. The accumulated benefit obligation for the Life and Healthcare Plan at both year end 2023 and 2022 was $7.6 million. The accumulated benefit obligation for the SERPs at both December 31, 2023 and 2022 was $25.0 million. The funded status of the DB Pension Plan was recognized in other assets and the unfunded status of the Life and Healthcare Plan, and SERPs was recognized in other liabilities in the Consolidated Statement of Condition at December 31, 2023 in the amounts of $13.9 million, $(7.6) million, and $(25.0) million, respectively. The funded status of the DB Pension Plan was recognized in other assets and the unfunded status of the Life and Healthcare Plan, and SERPs in the amount of $8.4 million, $(7.6) million, and $(25.0) million, respectively, was recognized in other liabilities in the Consolidated Statement of Condition at December 31, 2022.

The actuarial (gains) losses shown above totaling $(774,000) in 2023 and $32.4 million in 2022 were mainly the result of changes in the discount rates used to measure the benefit obligation of all plans at year end compared to those used at the prior year-end. The specific discount rates for each plan at December 31, 2023 and December 31, 2022 are provided below.

Net periodic benefit cost and other comprehensive income (loss) includes the following components:

(In thousands)	DB Pension Plan			Life and Healthcare Plan			SERP Plan
Components of net periodic benefit cost	2023	2022	2021	2023	2022	2021	2023	2022	2021
Service cost	$0	$0	$0	$33	$174	$186	$43	$78	$231
Interest cost	3,275	1,985	1,628	354	223	180	1,148	814	692
Expected return on plan assets	(4,789)	(5,885)	(5,652)	0	0	0	0	0	0
Amortization of prior service (credit) cost	0	0	1	(61)	(61)	(61)	278	277	282
Recognized net actuarial loss	1,156	1,217	1,559	(40)	196	312	0	847	1,080
Net periodic benefit (credit) cost	$(358)	$(2,683)	$(2,464)	$286	$532	$617	$1,469	$2,016	$2,285

Service cost is included in salaries and wages in the Consolidated Statements of Income. The other components of net periodic benefit costs are included in other operating expense in the Consolidated Statements of Income.

Other changes in plan assets and benefit obligations recognized in other comprehensive income (loss):

(In thousands)	DB Pension Plan			Life and Healthcare Plan			SERP Plan
	2023	2022	2021	2023	2022	2021	2023	2022	2021
Net actuarial gain	$(4,048)	$(1,080)	$(8,209)	$(153)	$(2,598)	$(574)	$(315)	$(9,083)	$(3,002)
Recognized actuarial (loss) gain	(1,156)	(1,217)	(1,559)	40	(196)	(312)	0	(847)	(1,080)
Prior service credit	0	0	0	0	0	0	0	0	0
Recognized prior service cost (credit)	0	0	(1)	61	61	61	(278)	(277)	(282)
Recognized in other comprehensive income (loss)	$(5,204)	$(2,297)	$(9,769)	$(52)	$(2,733)	$(825)	$(593)	$(10,207)	$(4,364)
Total recognized in net periodic benefit cost and other comprehensive income (loss)	$(5,562)	$(4,980)	$(12,233)	$234	$(2,201)	$(208)	$876	$(8,191)	$(2,079)

Pre-tax amounts recognized as a component of accumulated other comprehensive income (loss) as of year-end that have not been recognized as a component of the Company’s combined net periodic benefit cost of the Company’s DB Pension Plan, Life and Healthcare Plan and SERPs are presented in the following table:

(In thousands)	DB Pension Plan			Life and Healthcare Plan			SERP Plan
	2023	2022	2021	2023	2022	2021	2023	2022	2021
Net actuarial loss (gain)	$33,265	$38,468	$40,765	$(1,022)	$(909)	$1,886	$287	$603	$10,532
Prior service cost (credit)	0	0	0	(104)	(165)	(226)	1,311	1,588	1,866
Total	$33,265	$38,468	$40,765	$(1,126)	$(1,074)	$1,660	$1,598	$2,191	$12,398

Weighted-average assumptions used in accounting for the plans were as follows:

(In thousands)	DB Pension Plan			Life and Healthcare Plan			SERP Plan
	2023	2022	2021	2023	2022	2021	2023	2022	2021
Discount Rates
Benefit Cost for Plan Year	4.95%	2.63%	2.24%	4.98%	2.69%	2.33%	4.98%	2.71%	2.37%
Benefit Obligation at End of Plan Year	4.75%	4.95%	2.63%	4.79%	4.98%	2.69%	4.78%	4.98%	2.71%
Expected long-term return on plan assets	6.25%	6.25%	6.50%	N/A	N/A	N/A	N/A	N/A	N/A
Rate of compensation increase
Benefit Cost for Plan Year	N/A	N/A	N/A	4.00%	4.00%	4.00%	5.00%	5.00%	5.00%
Benefit Obligation at End of Plan Year	N/A	N/A	N/A	4.00%	4.00%	4.00%	5.00%	5.00%	5.00%

To develop the expected long-term rate of return on assets assumption for the DB Pension Plan, the Company considered the historical returns and the future expectations for returns for each asset class, as well as target asset allocations of the pension portfolio. Based on this analysis, the Company selected 6.25% as the long-term rate of return on assets assumption.

The discount rates used to determine the Company’s DB Pension Plan and other post-retirement benefit obligations as of December 31, 2023, and December 31, 2022, were determined by matching estimated benefit cash flows to a yield curve derived from Citigroup’s regular bond yield at December 31, 2023 and December 31, 2022.

Based on the Company’s anticipation of future experience under the DB Pension Plan, the mortality tables used to determine future benefit obligations under the plan were updated as of December 31, 2021 to the PRI-2012 Mortality Tables with Mortality Improvement Scale MP 2021. The Company updated this assumption based on the newest improvement table released by The Society of Actuaries as of December 31, 2023. The appropriateness of the assumptions is reviewed annually.

Cash Flows

Plan assets are amounts that have been segregated and restricted to provide benefits, and include amounts contributed by the Company and amounts earned from investing contributions, less benefits paid. The Company funds the cost of the SERPs and the Life and Healthcare Plan benefits on a pay-as-you-go basis.

The benefits as of December 31, 2023, expected to be paid in each of the next five fiscal years, and in the aggregate for the five fiscal years thereafter were as follows:

(In thousands)	DB Pension Plan	Life and Healthcare Plan	SERP Plan
2024	$4,433	$516	$953
2025	4,575	490	950
2026	4,717	492	940
2027	4,855	495	917
2028	4,844	477	893
2029-2033	24,596	2,292	8,938
Total	$48,020	$4,762	$13,591

Plan Assets

The Company’s DB Pension Plan’s weighted-average asset allocations at December 31, 2023 and 2022, respectively, by asset category are as follows:

	2023	2022
Equity securities	61%	58%
Debt securities	38%	38%
Other	1%	4%
Total Allocation	100%	100%

It is the policy of the Trustees of the Plan to invest the Pension Trust Fund (the "Fund") for total return. The Trustees seek the maximum return consistent with the interests of the participants and beneficiaries and prudent investment management. The management of the Fund’s assets is in compliance with the guidelines established in the Company’s Pension Plan and Trust Investment Policy, which is reviewed and approved annually by the Tompkins Board of Directors, and the Pension Investment Review Committee.

The intention is for the Fund to be prudently diversified. The Fund’s investments will be invested among the fixed income, equity and cash equivalent sectors. The Pension Investment Committee will designate minimum and maximum positions in any of the sectors. In no case shall more than 10% of the Fund assets consist of qualified securities or real estate of the Company. Unless otherwise approved by the Trustees of the Plan, the following investments are prohibited:

•Restricted stock, private placements, short positions, calls, puts, or margin transactions;
•Commodities, oil and gas properties, real estate properties, or
•Any investment that would constitute a prohibited transaction as described in the Employee Retirement Income Security Act of 1974 ("ERISA"), section 407, 29 U.S.C. 1106.

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

Fair Value Measurements
December 31, 2023
(In thousands)	Fair Value 2023	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$1,023	$1,023	$0	$0
Common stocks	25,975	25,975	0	0
Mutual funds	57,646	57,646	0	0
Total Fair Value of Plan Assets	$84,644	$84,644	$0	$0

Fair Value Measurements
December 31, 2022
(In thousands)	Fair Value 2022	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$3,322	$3,322	$0	$0
Common stocks	22,386	22,386	0	0
Mutual funds	53,177	53,177	0	0
Total Fair Value of Plan Assets	$78,885	$78,885	$0	$0

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

Life insurance benefits are provided to certain officers of the Company. In connection with these policies, the Company reflects life insurance assets on its Consolidated Statements of Condition of $67.9 million at December 31, 2023, and $85.6 million at December 31, 2022. The insurance is carried at its cash surrender value on the Consolidated Statements of Condition. In the fourth quarter of 2023, the Company surrendered certain separate account BOLI policies, which accounts for the decrease in the cash surrender value between December 31, 2023 and December 31, 2022. Increases in the cash surrender value of the insurance are reflected as noninterest income, net of any related mortality expense.

The Company provides split dollar life insurance benefits to certain employees. The plan is unfunded and the estimated liability of the plan is recorded in other liabilities in the Consolidated Statement of Condition at $1.5 million as of both December 31, 2023 and 2022. Compensation expense related to the split dollar life insurance was approximately $3,000 in 2023 and $7,000 in 2022.

Note 12 Stock Plans and Stock Based Compensation

In 2019, the 2009 Tompkins Financial Corporation Equity Plan ("2009 Equity Plan") expired and was replaced by the new Tompkins Financial Corporation 2019 Equity Plan ("2019 Equity Plan"). Under the 2019 Equity Plan, the Company may grant stock appreciation rights ("SARs"), shares of restricted stock and restricted units and performance share awards covering up to 2,275,000 shares of the Company's common stock to certain officers and employees. Additionally, restricted stock awards and restricted units and performance share awards will reduce the shares available for grant under the 2019 Equity Plan by 4.25 shares for each share subject to an award, resulting in a total number of full-value share awards that may be issued under the 2019 Equity Plan to 535,294. Stock options and SARs are granted at an exercise price equal to the stock’s fair value at the date of grant, may not have a term in excess of ten years, and have vesting periods that range between five and seven years from the grant date. Options and SARs with an expiration date in 2026 have a five-year vesting schedule with zero percent vesting in year one and 25% vesting in years two through five. All other Options and SARs have a seven-year vesting schedule with zero percent vesting in year one, 17% vesting in years two through six and 15% vesting in year seven. Restricted stock awards and restricted stock units that were granted in the periods covering 2018 through 2023 have a five-year vesting schedule with zero percent vesting in year one and 25% vesting in years two through five. For Performance Awards, there is a 3-year performance period in the fiscal years immediately following the grant date, at which time the performance goal is measured. If the goal is achieved, the value of the award vests is either immediately payable, or is subject to additional time-based vesting, depending on the terms of the particular executive’s award agreement.

The Company granted 120,116 equity awards to its employees in 2023, consisting of 79,140 shares of restricted stock, 0 performance share awards, 28,346 performance stock units and 12,630 restricted stock units. The Company granted 77,269 equity awards to its employees in 2022, consisting of 50,155 shares of restricted stock, 2,615 performance share awards, 16,284 performance share units and 8,215 restricted stock units. The Company granted 67,846 equity awards to its employees in 2021, consisting of 54,151 shares of restricted stock, 5,340 performance share awards and 8,355 restricted stock units.

The following table presents the activity related to stock options and SARs under all plans for the year ended December 31, 2023:

	Number of Shares/Rights	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2023	59,853	$57.12
Granted	0	0.00
Exercised	(10,196)	45.97
Forfeited	(775)	76.90
Outstanding at December 31, 2023	48,882	$59.13	1.54	$276,810
Exercisable at December 31, 2023	48,882	$59.13	1.54	$276,810

Total stock-based compensation expense for stock options and SARs was $0 in 2023, $33,000 in 2022, and $151,000 in 2021. As of December 31, 2023, unrecognized compensation cost related to unvested stock options and SARs totaled $0. Net cash proceeds, tax benefits and intrinsic value related to total stock options, SARs, and restricted stock exercised is as follows:

(In thousands)	2023	2022	2021
Proceeds from stock option exercises	$(124)	$(538)	$(803)
Tax benefits related to stock option exercises	(229)	196	355
Intrinsic value of stock option exercises	270	1,075	1,900

The Company uses the Black-Scholes option-valuation model to determine the fair value of incentive stock options and SARs at the date of grant. The valuation model estimates fair value based on the assumptions for the risk-free rate, expected dividend yield, volatility and expected life. The risk-free rate is the interest rate available on zero-coupon U.S. Treasury instruments with a remaining term equal to the expected term of the share option at the time of grant. The expected dividend yield is based on the dividend trends and the market price of the Company’s stock price at grant. Volatility is largely based on historical volatility of the Company’s stock price. The expected term is based upon historical experience of employee exercises and terminations as the vesting term of the grants. The fair values of the grants are expensed over the vesting periods. There were no incentive stock options or SARs granted in 2023, 2022 and 2021.

December 31, 2023
Options and SARs Outstanding			Options and SARs Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$41.01-50.00	19,294	0.82	$49.22	19,294	$49.22
$50.01-76.90	29,366	2.01	$65.43	29,366	$65.43
$76.91-86.18	222	2.89	$86.18	222	$86.18
	48,882	1.54	$59.13	48,882	$59.13

The following table presents activity related to restricted stock awards and restricted stock units for the year ended December 31, 2023:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at January 1, 2023	237,356	$73.07
Granted	120,116	51.02
Vested	(61,065)	71.81
Forfeited	(26,495)	78.37
Unvested at December 31, 2023	269,912	$63.22

The Company granted 79,140 restricted stock awards, 12,630 restricted stock units, 28,346 performance units and 0 performance share awards in 2023, each at an average grant date fair value of $51.02. The Company granted 50,155 restricted stock awards, 8,215 restricted stock units, 16,284 performance units and 2,615 performance share awards in 2022, each at an average grant date fair value of $81.48. The Company granted 54,151 restricted stock awards, 8,355 restricted stock units and 5,340 performance share awards in 2021 at an average grant date fair value of $83.97. The grant date fair values were the closing prices of the Company’s common stock on the grant dates. The Company recognized stock-based compensation related to restricted stock awards, restricted stock units, and performance share awards of $4.4 million in 2023, $4.8 million in 2022, and $5.4 million in 2021. Unrecognized compensation costs related to restricted stock and performance awards totaled $8.1 million, and restricted stock units totaled $1.3 million at December 31, 2023 and will be recognized over 3.2 years and 4.1 years, respectively on a weighted average basis.

Note 13 Other Noninterest Income and Expense

Other income and operating expense totals are presented in the table below. Components of these totals exceeding 1%, and other significant items, of the aggregate of total other noninterest income and total other noninterest expenses for any of the years presented below are stated separately.

	Year ended December 31,
(In thousands)	2023	2022	2021
NONINTEREST INCOME
Other service charges	$2,625	$2,703	$2,826
Increase in cash surrender value of corporate owned life insurance	1,727	1,162	1,879
Net gain on sale of loans	96	155	943
Other miscellaneous income	2,063	1,905	1,555
Total other noninterest income	$6,511	$5,925	$7,203
NONINTEREST EXPENSES
Marketing expense	$5,264	$5,708	$4,319
Professional fees	7,535	6,931	6,909
Technology expense	15,939	15,167	11,747
Cardholder expense	4,238	4,560	3,532
FDIC insurance	4,298	2,798	2,758
Legal expense	1,709	1,414	1,190
Penalties on prepayment of FHLB borrowings	0	0	2,929
Other miscellaneous expenses	17,331	13,919	13,869
Total other noninterest expenses	$56,314	$50,497	$47,253

Note 14 Revenue Recognition

The Company recognizes revenue in accordance with ASU No. 2014-09 Revenue from Contracts with Customers (ASC 606) and all subsequent ASUs that modified ASC 606. ASC 606 is applicable to the Company’s noninterest revenue streams including its deposit related fees, card services income, trust and management, and insurance commissions and fees. Noninterest revenue streams in-scope of Topic 606 are discussed below.

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

Mutual Fund & Investment Income
Mutual fund and investment income consists of other recurring revenue streams such as commissions from sales of mutual funds and other investments, investment advisory fees from the Company’s Strategic Asset Management Services wealth management product. Commissions from the sale of mutual funds and other investments are recognized on trade date, which is when the Company has satisfied its performance obligation. The Company also receives periodic service fees (i.e., trailers) from mutual fund companies typically based on a percentage of net asset value, recorded over time, usually monthly or quarterly, as net asset value is determined. Investment advisor fees from the wealth management product is earned over time and based on an annual percentage rate of the net asset value. The investment advisor fees are charged to the customer’s account in advance on the first month of the quarter, and the revenue is recognized over the following three-month period. The Company does engage a third party, LPL Financial, LLC (LPL), to satisfy part of this performance obligation, and therefore this income is reported net of any corresponding expenses paid to LPL.

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

The following presents noninterest income, segregated by revenue streams in-scope and out-of-scope of ASC 606, for the years ended December 31, 2023, 2022, and 2021:

	Year ended December 31,
(In thousands)	2023	2022	2021
Noninterest Income
In-scope of Topic 606:
Insurance Revenues	$37,351	$36,201	$34,836
Investment Service Income	17,951	18,091	19,388
Service Charges on Deposit Accounts	6,913	7,365	6,347
Card Services Income	11,488	11,024	10,826
Other	1,324	1,291	1,204
Noninterest Income (in-scope of ASC 606)	75,027	73,972	72,601
Noninterest Income (out-of-scope of ASC 606)	(64,786)	4,000	6,248
Total Noninterest Income	$10,241	$77,972	$78,849

Contract Balances
A contract asset balance occurs when an entity performs a service for a customer before the customer pays consideration or before payment is due, which would result in contract receivables or assets, respectively. A contract liability balance is an entity’s obligation to transfer a service to a customer for which the entity has already received payment or for which payment is due from the customer. The Company’s noninterest revenue streams, excluding some insurance commissions and fees, are largely based on transactional activity, or standard month-end revenue accruals such as asset management fees based on month-end market values. Receivables primarily consist of amounts due for insurance and wealth management services performed for which the Company's performance obligations have been fully satisfied. Receivables amounted to $5.7 million and $3.0 million at December 31, 2023, compared to $6.1 million and $2.5 million at December 31, 2022. Additionally, the Company had contract assets related to contingent income of $2.8 million, and $2.9 million, respectively, related to period end 2023, and 2022, and contract liabilities of $1.9 million for year end 2023 and $1.6 million for year end 2022.

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

Note 15 Income Taxes

The income tax expense (benefit) attributable to income from operations is summarized as follows:

(In thousands)	Current	Deferred	Total
2023
Federal	$2,583	$381	$2,964
State	346	(815)	(469)
Total	$2,929	$(434)	$2,495
2022
Federal	$19,238	$994	$20,232
State	4,409	(84)	4,325
Total	$23,647	$910	$24,557
2021
Federal	$19,345	$1,485	$20,830
State	4,039	313	4,352
Total	$23,384	$1,798	$25,182

The primary reasons for the differences between income tax expense and the amount computed by applying the statutory federal income tax rate to earnings are as follows:

	2023	2022	2021
Statutory federal income tax rate	21.0%	21.0%	21.0%
State income taxes, net of federal benefit	(3.1)	3.1	3.0
Tax exempt income	(9.4)	(1.1)	(1.2)
Excess benefits from equity-based compensation	1.1	(0.3)	(0.5)
Bank-owned life insurance income	(3.0)	(0.2)	(0.4)
Surrender of Bank-owned life insurance	13.6	0.0	0.0
Federal tax credit	(0.8)	0.0	0.0
Non-Deductible Meals & Entertainment	1.3	0.0	0.0
Section 162(m) Limitation	1.1	0.2	0.2
Deductible ESOP Dividends under 404(k)	(2.5)	(0.3)	(0.2)
All other	1.5	0.0	0.1
Total	20.8%	22.4%	22.0%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities as of December 31 were as follows:

(In thousands)	2023	2022
Deferred tax assets:
Allowance for credit losses	$13,731	$12,387
Lease liability	7,267	8,535
Interest income on nonperforming loans	992	503
Compensation and benefits	12,414	12,316
Purchase accounting adjustments	424	517
Liabilities held at fair value	54	56
Deferred loan fees and costs	1,111	1,053
Net operating loss carryforwards	491	4
Other	744	589
Total	$37,228	$35,960
Deferred tax liabilities:
Prepaid pension	11,813	11,528
Right of use asset	6,955	8,222
Depreciation	3,505	3,767
Intangibles	1,600	1,489
Leases	2,688	2,617
Taxable bank-owned life insurance policies	1,834	0
Contingent Commissions	778	797
Other	855	774
Total deferred tax liabilities	$30,028	$29,194
Net deferred tax asset at year-end	7,200	6,766
Net deferred tax asset at beginning of year	6,766	7,676
Decrease (increase) in net deferred tax asset	434	(910)
Deferred tax (benefit) expense	$(434)	$910

Net operating loss carryforwards for New York and New York City purposes of $8.6 million and $0.4 million were generated in 2023. These net operating losses do not begin to expire until 2043.

The above analysis does not include recorded deferred tax assets (liabilities) of $32.7 million and $58.6 million as of December 31, 2023 and 2022, respectively, related to net unrealized holdings losses/(gains) in the available-for-sale debt securities portfolio. In addition, the analysis excludes recorded deferred tax assets of $8.4 million and $9.8 million, as of December 31, 2023 and 2022, respectively, related to employee benefit plans.

Realization of deferred tax assets is dependent upon the generation of future taxable income or the existence of sufficient taxable income. A valuation allowance is provided when it is more likely than not that some portion of the deferred tax assets will not be realized. In assessing the need for a valuation allowance, management considers the scheduled reversal of the deferred tax liabilities, the level of historical taxable income, and the projected future taxable income over the periods in which the temporary differences comprising the deferred tax assets will be deductible. Based on its assessment, management determined that no valuation allowance was necessary at December 31, 2023 and 2022.

At December 31, 2023, December 31, 2022 and December 31, 2021, the Company had an insignificant amount of ASC 740-10 unrecognized tax benefits. The Company does not expect the total amount of unrecognized tax benefits to significantly increase within the next twelve months. The Company recognizes interest and penalties on unrecognized tax benefits in income tax expense in its Consolidated Statements of Income.

The Company is subject to U.S. federal income tax and income tax in New York and various state jurisdictions. All tax years ending after December 31, 2019 are open to examination by the taxing authorities.

Note 16 Other Comprehensive Income (Loss)

The tax effect allocated to each component of other comprehensive income (loss) were as follows:

December 31, 2023	Before-Tax Amount	Tax (Expense) Benefit	Net of Tax
(In thousands)
Available-for-sale debt securities:
Change in net unrealized gain (loss) during the period	$35,008	$(8,578)	$26,430
Reclassification adjustment for net realized loss on sale of available-for-sale debt securities included in net income	69,984	(17,146)	52,838
Net unrealized gains (losses)	104,992	(25,724)	79,268

Employee benefit plans:
Net retirement plan gain (losses)	4,516	(1,106)	3,410
Amortization of net retirement plan actuarial loss	1,116	(273)	843
Amortization of net retirement plan prior service cost	217	(54)	163
Employee benefit plans	5,849	(1,433)	4,416
Other comprehensive income (loss)	$110,841	$(27,157)	$83,684

December 31, 2022	Before-Tax Amount	Tax (Expense) Benefit	Net of Tax
(In thousands)
Available-for-sale debt securities:
Change in net unrealized (loss) gain during the period	$(229,463)	$56,223	$(173,240)
Reclassification adjustment for net realized loss on sale of available-for-sale debt securities included in net income	11,916	(2,919)	8,997
Net unrealized losses	(217,547)	53,304	(164,243)

Employee benefit plans:
Net retirement plan gain (loss)	12,761	(3,127)	9,634
Amortization of net retirement plan actuarial loss	2,260	(554)	1,706
Amortization of net retirement plan prior service cost	216	(52)	164
Employee benefit plans	15,237	(3,733)	11,504
Other comprehensive (loss) income	$(202,310)	$49,571	$(152,739)

December 31, 2021	Before-Tax Amount	Tax (Expense) Benefit	Net of Tax
(In thousands)
Available-for-sale debt securities:
Change in net unrealized (loss) gain during the period	$(46,301)	$11,340	$(34,961)
Reclassification adjustment for net realized gain on sale of available-for-sale debt securities included in net income	(275)	67	(208)
Net unrealized losses	(46,576)	11,407	(35,169)

Employee benefit plans:
Net retirement plan gain (loss)	11,785	(2,887)	8,898
Amortization of net retirement plan actuarial gain	2,951	(723)	2,228
Amortization of net retirement plan prior service (cost) credit	221	(54)	167
Employee benefit plans	14,957	(3,664)	$11,293
Other comprehensive (loss) income	$(31,619)	$7,743	$(23,876)

The following table presents the activity in our accumulated other comprehensive loss for the periods indicated:

(In thousands)	Available-for- Sale Debt Securities	Employee Benefit Plans	Accumulated Other Comprehensive (Loss) Income
Balance at January 1, 2021	$20,609	$(52,683)	$(32,074)
Other comprehensive (loss) income	(35,169)	11,293	(23,876)
Balance at December 31, 2021	$(14,560)	$(41,390)	$(55,950)

Balance at January 1, 2022	(14,560)	(41,390)	(55,950)
Other comprehensive (loss) income	(164,243)	11,504	(152,739)
Balance at December 31, 2022	$(178,803)	$(29,886)	$(208,689)

Balance at January 1, 2023	(178,803)	(29,886)	(208,689)
Other comprehensive income (loss)	79,268	4,416	83,684
Balance at December 31, 2023	$(99,535)	$(25,470)	$(125,005)

December 31, 2023
Details about Accumulated other Comprehensive Income (Loss) Components (In thousands)	Amount Reclassified from Accumulated Other Comprehensive (Loss)[1]	Affected Line Item in the Statement Where Net Income is Presented
Available-for-sale debt securities:
Unrealized gains and losses on available-for-sale debt securities	$(69,984)	Net (loss) gain on securities transactions
	17,146	Tax expense
	(52,838)	Net of tax
Employee benefit plans:
Amortization of the following[2]
Net retirement plan actuarial loss	(1,116)	Other operating expense
Net retirement plan prior service cost	(217)	Other operating expense
	(1,333)	Total before tax
	327	Tax benefit
	$(1,006)	Net of tax

December 31, 2022
Details about Accumulated other Comprehensive Income (Loss) Components (In thousands)	Amount Reclassified from Accumulated Other Comprehensive (Loss)[1]	Affected Line Item in the Statement Where Net Income is Presented
Available-for-sale debt securities:
Unrealized gains and losses on available-for-sale debt securities	$(11,916)	Net (loss) gain on securities transactions
	2,919	Tax expense
	(8,997)	Net of tax
Employee benefit plans:
Amortization of the following[2]
Net retirement plan actuarial loss	(2,260)	Other operating expense
Net retirement plan prior service cost	(216)	Other operating expense
	(2,476)	Total before tax
	606	Tax benefit
	$(1,870)	Net of tax
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

The Company’s maximum potential obligations to extend credit for loan commitments (unfunded loans, unused lines of credit, and standby letters of credit) outstanding on December 31 were as follows:

(In thousands)	2023	2022
Loan commitments	$109,342	$160,647
Standby letters of credit	39,089	35,759
Undisbursed portion of lines of credit	1,020,558	978,484
Total	$1,168,989	$1,174,890

Commitments to extend credit (including lines of credit) are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Standby letters of credit are conditional commitments to guarantee the performance of a customer to a third party. The Company extends standby letters of credit to its customers in the normal course of business. The standby letters of credit are generally short-term. As of December 31, 2023, the Company’s maximum potential obligation under standby letters of credit was $39.1 million. Management uses the same credit policies in making commitments to extend credit and standby letters of credit as are used for on-balance-sheet lending decisions. Based upon management’s evaluation of the counterparty, the Company may require collateral to support commitments to extend credit and standby letters of credit. The credit risk amounts are equal to the contractual amounts, assuming the amounts are fully advanced and collateral or other security is of no value. The Company does not anticipate losses as a result of these transactions. These commitments also have off-balance-sheet interest-rate risk, in that the interest rate at which these commitments were made may not be at market rates on the date the commitments are fulfilled. Since some commitments and standby letters of credit are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash flow requirements.

The Company may also have rate lock agreements associated with mortgage loans to be sold in the secondary market (certain of which relate to loan applications for which no formal commitment has been made). The amount of rate lock agreements at December 31, 2023 were immaterial. In order to limit the interest rate risk associated with rate lock agreements, as well as the interest rate risk associated with mortgages held for sale, if any, the Company enters into agreements to sell loans in the secondary market to unrelated investors on a loan-by-loan basis. At December 31, 2023, the Company had approximately $214,000 of commitments to sell mortgages to unrelated investors on a loan-by-loan basis.

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

Note 18 Earnings Per Share

Calculation of basic earnings per share (Basic EPS) and diluted earnings per share (Diluted EPS) is shown below.

	Year ended December 31,
(In thousands, except share and per share data)	2023	2022	2021
Basic
Net income available to common shareholders	$9,505	$85,030	$89,264
Less: income attributable to unvested stock-based compensation awards	(42)	(250)	(615)
Net earnings allocated to common shareholders	9,463	84,780	88,649
Weighted average shares outstanding, including unvested stock-based compensation awards	14,442,077	14,532,448	14,798,447
Less: unvested stock-based compensation awards	(187,416)	(204,168)	(229,684)
Weighted average shares outstanding - Basic	14,254,661	14,328,280	14,568,763

Diluted
Net earnings allocated to common shareholders	$9,463	$84,780	$88,649
Weighted average shares outstanding - Basic	14,254,661	14,328,280	14,568,763
Plus: incremental shares from assumed conversion of stock-based compensation awards	46,560	76,014	79,404
Weighted average shares outstanding - Diluted	14,301,221	14,404,294	14,648,167

Basic EPS	$0.66	$5.92	$6.08
Diluted EPS	$0.66	$5.89	$6.05
Stock-based compensation awards representing 39,266, 1,554, and 4,984 common shares for 2023, 2022, and 2021, respectively, were not included in the computations of diluted earnings per common share because the effect on those periods would have been antidilutive.

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

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of December 31, 2023 and 2022 segregated by the level of valuation inputs within the fair value hierarchy used to measure fair value:

Recurring Fair Value Measurements
December 31, 2023

(In thousands)		(Level 1)	(Level 2)	(Level 3)
Assets
Available-for-sale debt securities
U.S. Treasuries	$109,904	$0	$109,904	$0
Obligations of U.S. Government sponsored entities	456,458	0	456,458	0
Obligations of U.S. states and political subdivisions	81,924	0	81,924	0
Mortgage-backed securities – residential, issued by:
U.S. Government agencies	45,240	0	45,240	0
U.S. Government sponsored entities	720,830	0	720,830	0
U.S. corporate debt securities	2,294	0	2,294	0
Total Available-for-sale debt securities	$1,416,650	$0	$1,416,650	$0
Equity securities, at fair value	787	0	0	787
Derivatives designated as hedging instruments	1,503	0	1,503	0
Derivatives not designated as hedging instruments	1,610	0	1,610	0
Liabilities
Derivatives not designated as hedging instruments	$1,826	$0	$1,826	$0

The change in the fair value of the $787,000 of equity securities valued using significant unobservable inputs (level 3), between January 1, 2023 and December 31, 2023 was immaterial.

Recurring Fair Value Measurements
December 31, 2022

(In thousands)		(Level 1)	(Level 2)	(Level 3)
Assets
Available-for-sale debt securities
U.S. Treasuries	$167,251	$0	$167,251	$0
Obligations of U.S. Government sponsored entities	601,167	0	601,167	0
Obligations of U.S. states and political subdivisions	85,281	0	85,281	0
Mortgage-backed securities – residential, issued by:			0
U.S. Government agencies	52,668	0	52,668	0
U.S. Government sponsored entities	686,222	0	686,222	0
U.S. corporate debt securities	2,378	0	2,378	0
Total Available-for-sale debt securities	$1,594,967	$0	$1,594,967	$0
Equity securities, at fair value	777	0	0	777
Derivatives designated as hedging instruments	0	0	0	0
Derivatives not designated as hedging instruments	0	0	0	0
Liabilities
Derivatives not designated as hedging instruments	$21	$0	$21	$0

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

Certain assets are measured at fair value on a nonrecurring basis, that is, they are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances. For the Company, these include loans held for sale, collateral dependent individually evaluated loans, other real estate owned, goodwill and other intangible assets. During 2023, certain collateral dependent individually evaluated loans and other real estate owned at December 31, 2023, were adjusted down to fair value. Collateral values are estimated using Level 3 inputs based upon observable market data. Real estate values are generally valued using independent appraisals or other indications of value based on recent comparable sales of similar properties or assumptions generally available in the market.

(In thousands)		Fair value measurements at reporting date using:			Gain (losses) from fair value changes
	As of	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs	Year ended
Assets:	12/31/2023	(Level 1)	(Level 2)	(Level 3)	12/31/2023
Individually evaluated loans	$40,681	$0	$0	$40,681	$826
Other real estate owned	131	0	0	131	23

(In thousands)		Fair value measurements at reporting date using:			Gain (losses) from fair value changes
	As of	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs	Year ended
Assets:	12/31/2022	(Level 1)	(Level 2)	(Level 3)	12/31/2022
Individually evaluated loans	$9,460	$0	$0	$9,460	$59
Other real estate owned	152	0		152	15

The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments at December 31, 2023 and 2022. The carrying amounts shown in the table are included in the Consolidated Statements of Condition under the indicated captions. The fair value estimates, methods and assumptions set forth below for the Company’s financial instruments, including those financial instruments carried at cost, are made solely to comply with disclosures required by GAAP and does not always incorporate the exit-price concept of fair value prescribed by ASC Topic 820-10 and should be read in conjunction with the financial statements and notes included in this Report.

Estimated Fair Value of Financial Instruments
December 31, 2023
(In thousands)	Carrying Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets:
Cash and cash equivalents	$79,542	$79,542	$79,542	$0	$0
Securities - held-to-maturity	312,401	267,455	0	267,455	0
FHLB stock and other stock	33,719	33,719	0	33,719	0
Accrued interest receivable	26,107	26,107	0	26,107	0
Loans/leases, net[1]	5,554,351	5,126,679	0	0	5,126,679

Financial Liabilities:
Time deposits	$998,013	$990,933	$0	$990,933	$0
Other deposits	5,401,834	5,401,834	0	5,401,834	0
Fed funds purchased and securities sold
under agreements to repurchase	50,996	50,996	0	50,996	0
Other borrowings	602,100	600,814	0	600,814	0
Trust preferred debentures	0	0	0	0	0
Accrued interest payable	3,474	3,474	0	3,474	0
 1 Lease receivables, although excluded from the scope of ASC Topic 825, are included in the estimated fair value amounts at their carrying value.

Estimated Fair Value of Financial Instruments
December 31, 2022
(In thousands)	Carrying Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets:
Cash and cash equivalents	$77,837	$77,837	$77,837	$0	$0
Securities - held to maturity	312,344	261,692	0	261,692	0
FHLB stock and other stock	17,720	17,720	0	17,720	0
Accrued interest receivable	24,865	24,865	0	24,865	0
Loans/leases, net[1]	5,222,977	4,939,246	0	0	4,939,246

Financial Liabilities:
Time deposits	$631,411	$616,488	$0	$616,488	$0
Other deposits	5,970,884	5,970,884	0	5,970,884	0
Fed funds purchased and securities sold
under agreements to repurchase	56,278	56,278	0	56,278	0
Other borrowings	291,300	289,234	0	289,234	0
Accrued interest payable	1,420	1,420	0	1,420	0
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

As of December 31, 2023, the most recent notifications from Federal bank regulatory agencies categorized the Company's subsidiary bank as "well capitalized" under the regulatory framework for PCA. To be categorized as well capitalized, the Company and its subsidiary bank must maintain total risk-based, Tier 1 risk-based, common equity Tier 1 capital and Tier 1 leverage ratios as set forth in the table below. There are no conditions or events since that notification that management believes have changed the capital category of the Company or its subsidiary bank.

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

The following table presents actual and required capital ratios as of December 31, 2023 and December 31, 2022 for Tompkins and its banking subsidiary. The minimum capital amounts required under Basel III includes the capital conservation buffer of 2.5%, which must be added to each of the minimum required risk-based capital ratios (Total capital to risk-weighted assets, Common equity Tier 1 capital to risk weighted assets and Tier 1 capital to risk weighted assets). Capital levels required to be considered well capitalized are based upon prompt corrective action regulations, as amended to reflect the changes under the Basel III Capital Rules.

Actual capital amounts and ratios of the Company and its subsidiary bank are as follows:

	Actual	Minimum Capital Required- Basel III Fully-Phased-In	Required to be Considered Well Capitalized
(dollar amounts in thousands)	Amount/Ratio	Amount/Ratio	Amount/Ratio
December 31, 2023
Total Capital (to risk-weighted assets)
The Company (consolidated)	$754,792 /13.4%	$593,213/>10.5%	$564,965/>10.0%
Tompkins Community Bank	$721,297/12.8%	$591,445/>10.5%	$563,281/>10.0%

Common Equity Tier 1 Capital (to risk-weighted assets)
The Company (consolidated)	$699,525/12.4%	$395,476/>7.0%	$367,227/>6.5%
Tompkins Community Bank	$666,030/11.8%	$394,297/>7.0%	$366,133/>6.5%

Tier 1 Capital (to risk-weighted assets)
The Company (consolidated)	$699,525/12.4%	$480,220/>8.5%	$451,972/>8.0%
Tompkins Community Bank	$666,030/11.8%	$478,789/>8.5%	$450,625/>8.0%

Tier 1 Capital (to average assets)
The Company (consolidated)	$699,525/9.1%	$308,269/>4.0%	$385,337/>5.0%
Tompkins Community Bank	$666,030/8.7%	$307,956/>4.0%	$384,945/>5.0%

December 31, 2022
Total Capital (to risk-weighted assets)
The Company (consolidated)	$780,472 /14.4%	$568,431/>10.5%	$541,363/>10.0%
Tompkins Community Bank	$736,099/13.6%	$567,793/>10.5%	$540,755/>10.0%

Common Equity Tier 1 Capital (to risk-weighted assets)
The Company (consolidated)	$730,330/13.5%	$378,954/>7.0%	$351,886/>6.5%
Tompkins Community Bank	$685,956/12.7%	$378,529/>7.0%	$351,491/>6.5%

Tier 1 Capital (to risk-weighted assets)
The Company (consolidated)	$730,330/13.5%	$460,159/>8.5%	$433,091/>8.0%
Tompkins Community Bank	$685,956/12.7%	$459,642/>8.5%	$432,604/>8.0%

Tier 1 Capital (to average assets)
The Company (consolidated)	$730,330/9.3%	$312,695/>4.0%	$390,868/>5.0%
Tompkins Community Bank	$685,956/8.8%	$312,057/>4.0%	$390,071/>5.0%

Note 21 Condensed Parent Company Only Financial Statements

Condensed financial statements for Tompkins (the Parent Company) are presented below.

Condensed Statements of Condition	As of	As of
(In thousands)	12/31/2023	12/31/2022
Assets
Cash	$10,710	$28,543
Investment in subsidiaries	650,595	587,032
Other	8,455	1,344
Total Assets	$669,760	$616,920
Liabilities and Shareholders’ Equity
Other liabilities	1,238	942
Tompkins Financial Corporation Shareholders’ Equity	668,522	615,978
Total Liabilities and Shareholders’ Equity	$669,760	$616,920

Condensed Statements of Income	Year ended December 31,
(In thousands)	2023	2022	2021
Dividends received from subsidiaries	$42,634	$62,559	$81,408
Other income	297	147	279
Total Operating Income	$42,931	$62,706	$81,687
Interest expense	0	0	2,232
Other expenses	13,117	11,295	9,039
Total Operating Expenses	$13,117	$11,295	$11,271
Income Before Taxes and Equity in Undistributed
Earnings of Subsidiaries	29,814	51,411	70,416
Income tax benefit	3,223	2,841	2,068
Equity in undistributed earnings of subsidiaries	(23,532)	30,778	16,780
Net Income	$9,505	$85,030	$89,264

Condensed Statements of Cash Flows	Year ended December 31,
(In thousands)	2023	2022	2021
Operating activities
Net income	$9,505	$85,030	$89,264
Adjustments to reconcile net income to net cash provided by operating activities
Equity in undistributed earnings of subsidiaries	23,532	(30,778)	(16,780)
Other, net	(7,350)	3,561	4,126
Net Cash Provided by Operating Activities	25,687	57,813	76,610
Investing activities
Repayment of investments in and advances to subsidiaries	0	350	0
Other, net	1,015	29	(76)
Net Cash Provided by (Used in) Investing Activities	1,015	379	(76)
Financing activities
Borrowings, net	0	0	0
Cash dividends	(34,512)	(33,565)	(32,415)
Repurchase of common shares	(8,726)	(15,430)	(23,773)
Redemption of trust preferred debentures	0	0	(15,150)
Net proceeds from restricted stock awards	(1,173)	(1,758)	(2,292)
Shares issued for dividend reinvestment plan	0	0	2
Shares issued for employee stock ownership plan	0	2,951	0
Net proceeds from exercise of stock options	(124)	(538)	(803)
Net Cash Used in Financing Activities	(44,535)	(48,340)	(74,431)
Net (decrease) increase in cash	(17,833)	9,852	2,103
Cash at beginning of year	28,543	18,691	16,588
Cash at End of Year	$10,710	$28,543	$18,691

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

Banking
Tompkins Community Bank has twelve banking offices located in Ithaca, NY and surrounding communities; fifteen banking offices located in the Genesee Valley region of New York State as well as Monroe County; thirteen full-service banking offices located in the counties north of New York City; and sixteen banking offices headquartered and operating in the areas surrounding southeastern Pennsylvania

Banking services consist primarily of attracting deposits from the areas served by the Company’s banking subsidiary and using those deposits to originate a variety of commercial loans, agricultural loans, consumer loans, real estate loans and leases in those same areas. The Company’s subsidiary bank provides a variety of retail banking services including checking accounts, savings accounts, time deposits, IRA products, residential mortgage loans, personal loans, home equity loans, credit cards, debit cards and safe deposit services delivered through its branch facilities, ATMs, voice response, mobile banking, Internet banking and remote deposit services. The Company’s subsidiary bank also provides a variety of commercial banking services such as lending activities for a variety of business purposes, including real estate financing, construction, equipment financing, accounts receivable financing and commercial leasing. Other commercial services include deposit and cash management services, letters of credit, sweep accounts, credit cards, Internet-based account services, mobile banking and remote deposit services. The banking subsidiary does not engage in sub-prime lending.

Insurance
The Company provides property and casualty insurance services and employee benefits consulting through Tompkins Insurance Agencies, Inc., a 100% wholly-owned subsidiary of the Company, headquartered in Batavia, New York. Tompkins Insurance is an independent insurance agency, representing many major insurance carriers and provides employee benefit consulting to employers in Western and Central New York and Southeastern Pennsylvania, assisting them with their medical, group life insurance and group disability insurance. Tompkins Insurance has four stand-alone offices in Western New York.

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

As of and for the year ended December 31, 2023
(In thousands)	Banking	Insurance	Wealth Management	Intercompany	Consolidated
Interest income	$297,358	$5	$0	$(5)	$297,358
Interest expense	87,849	0	0	(5)	87,844
Net interest income	209,509	5	0	0	209,514
Provision for credit loss expense	4,339	0	0	0	4,339
Noninterest income	(43,667)	37,868	18,262	(2,222)	10,241
Noninterest expense	162,312	28,770	14,432	(2,222)	203,292
(Loss) Income before income tax expense	(809)	9,103	3,830	0	12,124
Income tax (benefit) expense	(1,007)	2,548	954	0	2,495
Net Income attributable to noncontrolling interests and Tompkins Financial Corporation	198	6,555	2,876	0	9,629
Less: Net income attributable to noncontrolling interests	124	0	0	0	124
Net Income attributable to Tompkins Financial Corporation	$74	$6,555	$2,876	$0	$9,505

Depreciation and amortization	$11,047	$176	$176	$0	$11,399
Assets	7,760,160	44,143	29,089	(13,643)	7,819,749
Goodwill	64,524	19,867	8,211	0	92,602
Other intangibles, net	956	1,336	35	0	2,327
Net loans and leases	5,554,351	0	0	0	5,554,351
Deposits	6,419,872	0	0	(20,025)	6,399,847
Total equity	601,598	36,176	32,160	0	669,934

As of and for the year ended December 31, 2022
(In thousands)	Banking	Insurance	Wealth Management	Intercompany	Consolidated
Interest income	$251,324	$5	$0	$(5)	$251,324
Interest expense	21,048	0	0	(5)	21,043
Net interest income	230,276	5	0	0	230,281
Provision for credit loss expense	2,789	0	0	0	2,789
Noninterest income	25,394	36,721	18,129	(2,272)	77,972
Noninterest expense	156,186	27,678	14,159	(2,272)	195,751
Income before income tax expense	96,695	9,048	3,970	0	109,713
Income tax expense	21,085	2,504	968	0	24,557
Net Income attributable to noncontrolling interests and Tompkins Financial Corporation	75,610	6,544	3,002	0	85,156
Less: Net income attributable to noncontrolling interests	126	0	0	0	126
Net Income attributable to Tompkins Financial Corporation	$75,484	$6,544	$3,002	$0	$85,030

Depreciation and amortization	$10,366	$175	$143	$0	$10,684
Assets	7,610,701	45,090	28,977	(14,082)	7,670,686
Goodwill	64,524	19,867	8,211	0	92,602
Other intangibles, net	1,004	1,655	49	0	2,708
Net loans and leases	5,222,977	0	0	0	5,222,977
Deposits	6,614,659	0	1,079	(13,443)	6,602,295
Total equity	559,123	35,155	23,112	0	617,390

As of and for the year ended December 31, 2021
(In thousands)	Banking	Insurance	Wealth Management	Intercompany	Consolidated
Interest income	$241,322	$11	$0	$(15)	$241,318
Interest expense	17,541	0	0	(15)	17,526
Net interest income	223,781	11	0	0	223,792
Credit for credit loss expense	(2,219)	0	0	0	(2,219)
Noninterest income	25,944	35,430	19,727	(2,252)	78,849
Noninterest expense	152,624	26,857	13,058	(2,252)	190,287
Income before income tax expense	99,320	8,584	6,669	0	114,573
Income tax expense	21,257	2,326	1,599	0	25,182
Net Income attributable to noncontrolling interests and Tompkins Financial Corporation	78,063	6,258	5,070	0	89,391
Less: Net income attributable to noncontrolling interests	127	0	0	0	127
Net Income attributable to Tompkins Financial Corporation	$77,936	$6,258	$5,070	$0	$89,264

Depreciation and amortization	$9,987	$208	$55	$0	$10,250
Assets	7,794,561	42,879	33,735	(51,193)	7,819,982
Goodwill	64,370	19,866	8,211	0	92,447
Other intangibles, net	1,571	2,004	68	0	3,643
Net loans and leases	5,032,624	0	0	0	5,032,624
Deposits	6,802,852	0	0	(11,417)	6,791,435
Total equity	664,800	33,171	30,970	0	728,941

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

As of December 31, 2023, the following amounts were recorded on the Consolidated Statement of Condition related to cumulative basis adjustment for fair value hedges. As of December 31, 2022, there no balances for Fixed Rate Loans.

Line Item in the Statement of Financial Position in Which the Hedged Item is Included	Carrying Amount of the Hedged Assets/(Liabilities)	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets/(Liabilities)
	December 31, 2023	December 31, 2023
Fixed Rate Loans[1]	$148,633	$(1,367)
Total	$148,633	$(1,367)
[1] These amounts include the amortized cost basis of closed portfolios of fixed rate loans used to designate hedging relationships in which the hedged item is the stated amount of assets in the closed portfolio anticipated to be outstanding for the designated hedged period. At December 31, 2023, the amortized cost basis of the closed portfolios used in these hedging relationships was $763.4 million; the cumulative basis adjustments associated with these hedging relationships was $1.4 million; and the amounts of the designated hedged items were $150.0 million.

Non-designated Hedges

The Company’s existing credit derivatives result from participations in interest rate swaps provided by external lenders as part of loan participation arrangements, and therefore, are not used to manage interest rate risk in the Company’s assets or liabilities. Derivatives not designated as hedges are not speculative and result from a service the Company provides to certain lenders which participate in loans.

Tabular Disclosure of Fair Values of Derivative Instruments on the Consolidated Statements of Condition

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the consolidated statements of condition as of December 31, 2023 and December 31, 2022. The Company began entering into derivative transactions in the second quarter of 2022. Amounts below are presented on a net basis in accordance with applicable accounting guidance.

Derivative Assets
	December 31, 2023
(In thousands)	Notional Amount	Balance Sheet Location	Fair Value*
Derivatives designated as hedging instruments
Interest Rate Products	$150,000	Other Assets	$1,503
Total derivatives designated as hedging instruments			$1,503

Derivatives not designated as hedging instruments
Interest Rate Products	$34,930	Other Assets	$1,610
Risk Participation Agreement	0	Other Assets	0
Total derivatives not designated as hedging instruments			$1,610

Derivative Assets
	December 31, 2022
(In thousands)	Notional Amount	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Interest Rate Products	$0	Other Assets	$0
Total derivatives designated as hedging instruments			$0

Derivatives not designated as hedging instruments
Interest Rate Products	$0	Other Assets	$0
Risk Participation Agreement	0	Other Assets	0
Total derivatives not designated as hedging instruments			$0

Derivative Liabilities
	December 31, 2023
(In thousands)	Notional Amount	Balance Sheet Location	Fair Value*
Derivatives not designated as hedging instruments
Interest Rate Products	$34,930	Other Liabilities	$1,778
Risk Participation Agreement	7,542	Other Liabilities	48
Total derivatives not designated as hedging instruments			$1,826

Derivative Liabilities
	December 31, 2022
(In thousands)	Notional Amount	Balance Sheet Location	Fair Value
Derivatives not designated as hedging instruments
Risk Participation Agreement	$7,499	Other Liabilities	$21
Total derivatives not designated as hedging instruments			$21

Tabular Disclosure of the Effect of Fair Value and Cash Flow Hedge Accounting on the Consolidated Statements of Income

The table below presents the effect of the Company’s derivative financial instruments on the consolidated statements of income for the years ended December 31, 2023 and 2022:

The Effect of Fair Value and Cash Flow Hedge Accounting on the Statement of Financial Performance
	Location of Gain or (Loss) Recognized in Income on Derivative
	Year Ended December 31, 2023	Year Ended December 31, 2022
(In thousands)	Interest Income
Total amounts of income and expense line items presented in the statement of financial performance in which the effects of fair value or cash flow hedges are recorded	$1,650	$0
The effects of fair value and cash flow hedging:
Gain or (loss) on fair value hedging relationships in Subtopic 815-20
Interest contracts
Hedged items	(1,367)	0
Derivatives designated as hedging instruments	3,017	0

Tabular Disclosure of the Effect of Derivatives Not Designated as Hedging Instruments on the Income Statement

The table below presents the effect of the Company’s derivative financial instruments that are not designated as hedging instruments on the consolidated statements of income for the years ended December 31, 2023 and 2022:

Effect of Derivatives Not Designated as Hedging Instruments on the Statement of Financial Performance
Derivatives Not Designated as Hedging Instruments under Subtopic 815-20	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
		Year Ended
(In thousands)		December 31, 2023	December 31, 2022

Interest Rate Products	Other income / (expense)	$(168)	$0
Risk Participation Agreement	Other income / (expense)	114	57
Total		$(54)	$57
Fee Income	Other income / (expense)	$539	$0

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

As of December 31, 2023, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $1.8 million. As of December 31, 2023, the Company has posted $1.5 million in collateral related to these agreements. The interest rate hedge counterparty has posted $1.5 million of collateral in proportion to potential losses in the derivative position.

Unaudited Quarterly Financial Data

The Company has adopted certain provisions within the amendments to Regulation S-K that eliminate tabular presentation of unaudited quarterly financial information. There have been no material retrospective changes to financial statements for any of the quarters within the fiscal years ended December 31, 2023 and December 31, 2022.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, including its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2023. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that as of the end of the period covered by this Report on Form 10-K, the Company’s disclosure controls and procedures were effective.

Management’s Annual Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. As of December 31, 2023, management evaluated the effectiveness of the Company’s internal control over financial reporting based on the framework for effective internal control over financial reporting established in "Internal Control - Integrated Framework (2013)," issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on its evaluation under the COSO framework, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2023. The results of management’s assessment were reviewed with the Company’s Audit and Risk Committee of its Board of Directors. The independent registered public accounting firm that audited the Company’s consolidated financial statements included in this report has issued an attestation report on the Company’s internal control over financial reporting as of December 31, 2023, which is included in Part II, Item 8 of this Report.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2023, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated herein by reference to the material under the captions "Proposal No. 1 – Election of Directors", the discussion of the Company’s code of ethics under "Corporate Governance Matters", the discussion of the Audit & Risk Committee under "Matters Relating to the Board of Directors" and the discussion, if any, of any failures to timely file reports required by Section 16(a) of the Securities Exchange Act of 1934, as amended under "Delinquent Section 16(a) Reports" all in the Company’s proxy statement relating to its 2024 annual meeting of shareholders (the "Proxy Statement"), which the Company intends to file with the Securities and Exchange Commission on or about April 2, 2024; and the material captioned "Information About Our Executive Officers" in Part I of this Report on Form 10-K.

Item 11. Executive Compensation

The information called for by this item is incorporated herein by reference to the material under the captions, "Executive Compensation", "Matters Relating to the Board of Directors - Director Compensation", "Matters Relating to the Board of Directors – Compensation Committee – Compensation Committee Interlocks and Insider Participation", "Executive Compensation – Compensation Committee Report, – CEO Pay Ratio, – Pay Versus Performance" and "Corporate Governance Matters - Risk and Influence on Compensation Programs" in the Proxy Statement.

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

Information regarding stock-based compensation awards outstanding and available for future grant as of December 31, 2023 is presented in the table below.

Equity Compensation Plan Information
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (excluding Securities in Column (a))
	(a)	(b)	(c)
Equity Compensation Plans Approved by Security Holders	91,614[1]	$59.13	1,096,369[2]
Equity Compensation Plans Not Approved by Security Holders	0	0.00	0
1 Includes 42,732 Performance Stock Units to be issued in company shares if certain target metrics are met. No weighted average exercise price is included in Column (b) for these.
2 Represents shares that are available for issuance under the 2019 Equity Incentive Plan, which was effective May 7, 2019.

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

Reports of KPMG LLP, Independent Registered Public Accounting Firm on Consolidated Financial Statements and Internal Control over Financial Reporting
Consolidated Statements of Condition as of December 31, 2023 and 2022
Consolidated Statements of Income for the years ended December 31, 2023, 2022, and 2021
Consolidated Statements of Comprehensive Income for the years ended December 31, 2023, 2022, and 2021
Consolidated Statements of Cash Flows for the years ended December 31, 2023, 2022, and 2021
Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2023, 2022, and 2021
Notes to Consolidated Financial Statements

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

10.2*
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

10.6*
Form of Officer Group Term Life Replacement Plan (the "Plan") among Tompkins Trust Company and the Participants in the Plan, incorporated herein by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K, filed with the Commission on March 16, 2006.

10.7*
Tompkins Trustco, Inc. Officer Group Term Life Replacement Plan, as amended on June 26, 2006, incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on August 9, 2006.

10.8*	2009 Equity Plan, incorporated herein by reference to Exhibit 99 to the Company’s Registration Statement on Form S-8 (No. 333-160738), filed with the Commission on July 22, 2009.

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

10.13*
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

10.17*
Amendment No. 1 to the 2009 Equity Plan, incorporated herein by reference to Appendix A to the Company's Proxy Statement for the 2016 Annual Meeting of Shareholders, filed with the Commission on April 1, 2016.

10.18*
Form of Performance Share Award Agreement under Tompkins Financial Corporation 2019 Equity Plan, incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly report on Form 10-Q filed with the commission on November 12, 2019.

10.19*
Form of Award Agreement (Time-Based Restricted Stock) under Tompkins Financial Corporation 2019 Equity Plan, incorporated herein by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q, filed with the commission on November 12, 2019.

10.20*
Amendment No. 1 to Supplemental Executive Retirement Agreement by and between the Company and Stephen S. Romaine, effective November 12, 2019, incorporated herein by reference to Exhibit 10.3 to the Company' s Quarterly Report on Form 10-Q filed with the commission on November 12, 2019.

10.21*
Amendment to the TFC Officer Group Term Replacement Plan by and between the Company and Stephen S. Romaine, dated as of February 28, 2020, incorporated herein by reference to Exhibit 10.32 to the Company's Annual Report on Form 10K, filed with the commission on March 2, 2020.

10.22*
Amendment to the TFC Officer Group Term Replacement Plan by and between the Company and Francis M. Fetsko, dated as of February 28, 2020, incorporated herein by reference to Exhibit 10.32 to the Company's Annual Report on Form 10K, filed with the Commission on March 2, 2020.

10.23*
Amendment to the TFC Officer Group Term Replacement Plan by and between the Company and David S. Boyce, dated as of February 28, 2020, incorporated herein by reference to Exhibit 10.32 to the Company's Annual Report on Form 10K, filed with the Commission on March 2, 2020.

10.24*
Second Amended and Restated Retainer Plan for Eligible Directors of Tompkins Financial Corporation and Its Wholly-owned Subsidiaries, incorporated herein by reference to Exhibit 10.30 to the Company's Annual Report on Form 10K, filed with the Commission on March 1, 2021.

10.25*
Form of Performance Share Award Agreement (PSUs) under Tompkins Financial Corporation 2019 Equity Plan, incorporated by reference to exhibit 10.31 to the Company's Annual Report on Form 10-K, filed with the Commission on March 1, 2023.

10.26*	Tompkins Financial Corporation 2019 Equity Incentive Plan, incorporated herein by reference to Appendix A of the Company’s DEF 14A filed with the Commission on March 29, 2019.

10.27*	Amendment No. 1 to Tompkins Financial Corporation 2019 Equity Incentive Plan, incorporated herein by reference Appendix A of the Company's DEF 14A filed with the Commission on March 30, 2023.

10.28*
Letter Agreement, dated August 4, 2023, between Tompkins Financial Corporation and Francis M. Fetsko, incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q, filed with the Commission on November 8, 2023.

10.29*
Amendment No. 1 to Performance Share Aware Agreements, dated August 4, 2023, between Tompkins Financial Corporation and Francis M. Fetsko, incorporated herein by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q, filed with the Commission on November 8, 2023.

10.30*
Amendment to the Officer Group Replacement Plan, dated August 4, 2023, between Tompkins Financial Corporation and Francis M. Fetsko, incorporated herein by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q, filed with the Commission on November 8, 2023.

10.31*	Letter Agreement, dated July 12, 2023, between Tompkins Financial Corporation and Matthew Tomazin (filed herewith).

10.32*	Letter Agreement, dated October 24, 2021, between Tompkins Financial Corporation and Ginger G. Kunkel (filed herewith).

10.33*	Supplemental Executive Retirement Agreement, dated December 27, 2023, between Tompkins Financial Corporation and Ginger G. Kunkel (filed herewith).

10.34*	Form of Performance Share Award Agreement (PSUs) under Tompkins Financial Corporation 2019 Equity Plan (filed herewith).

10.35*	Tompkins Financial Non-Equity Short Term Incentive Plan (filed herewith).

10.36*	Tompkins Financial Corporation Deferred Compensation Plan for Selected Officers (filed herewith).

21	Subsidiaries of Registrant, incorporated herein by reference to Exhibit 21 to the Company’s Annual Report on Form 10-K (filed herewith).

23	Consent of Independent Registered Public Accounting Firm (filed herewith)

24	Power of Attorney, included on signature page of this Report on Form 10-K.

31.1	Certification of the Chief Executive Officer as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of the Chief Financial Officer as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

97	Tompkins Financial Corporation Amended and Restated Clawback Policy (filed herewith).

101 INS**	The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document

101 SCH**	Inline XBRL Taxonomy Extension Schema Document

101 CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101 DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document

101 LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document

101 PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the interactive date file because its XBRL tags are embedded with the inline XBRL document.

*Denotes management contract or compensatory plan or arrangement
** Attached as Exhibit 101 to this report are the following formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Condition as of December 31, 2023 and December 31, 2022; (ii) Consolidated Statements of Income as of December 31, 2023; (iii) Consolidated Statements of Comprehensive Income as of December 31, 2023; (iv) Consolidated Statements of Cash Flows as of December 31, 2023; (v) Consolidated Statements of Changes in Shareholders' Equity as of December 31, 2023; and (vi Notes to Unaudited Condensed Consolidated Financial Statements.

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TOMPKINS FINANCIAL CORPORATION

/s/ Stephen S. Romaine

By:	Stephen S. Romaine
President and Chief Executive Officer
(Principal Executive Officer)

Date: February 29, 2024

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints, jointly and severally, Stephen S. Romaine and Matthew D. Tomazin, and each of them, as his or her true and lawful attorneys-in-fact and agents, each with full power of substitution, for him or her, and in his or her name, place and stead, in any and all capacities, to sign any amendments to this Report on Form 10-K, and to file the same, with Exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite or necessary to be done as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Date	Capacity	Signature	Date	Capacity
/s/Thomas R. Rochon	2/29/2024	Chairman of the Board	/s/Jennifer R. Tegan	2/29/2024	Director
Thomas R. Rochon		Director	Jennifer R. Tegan

/s/Stephen S. Romaine	2/29/2024	President and Chief Executive Officer	/s/Patricia A. Johnson	2/29/2024	Director
Stephen S. Romaine		(Principal Executive Officer)	Patricia A. Johnson
Director
			/s/John D. McClurg	2/29/2024	Director
/s/James W. Fulmer	2/29/2024	Vice Chairman, Director	John D. McClurg
James W. Fulmer
			/s/Ita M. Rahilly	2/29/2024	Director
/s/Matthew D. Tomazin	2/29/2024	Executive Vice President	Ita M. Rahilly
Matthew D. Tomazin		Chief Financial Officer
		(Principal Financial Officer)	/s/Michael H. Spain	2/29/2024	Director
Michael H. Spain
/s/David K. Kershaw	2/29/2024	Chief Accounting Officer
David K. Kershaw		(Principal Accounting Officer)	/s/Alfred J. Weber	2/29/2024	Director
Alfred J. Weber
/s/John E. Alexander	2/29/2024	Director
John E. Alexander			/s/Angela B. Lee	2/29/2024	Director
Angela B. Lee
/s/Paul J. Battaglia	2/29/2024	Director
Paul J. Battaglia			/s/Nancy E. Catarisano	2/29/2024	Director
Nancy E. Catarisano
/s/Daniel J. Fessenden	2/29/2024	Director
Daniel J. Fessenden

118 E. Seneca Street, P.O. Box 460, Ithaca, New York 14851
(607) 273-3210

www.tompkinsfinancial.com