Form 10-Q
period 2024-03-31
TOMPKINS FINANCIAL CORP
filed 2024-05-08
CIK 1005817

United States
Securities and Exchange Commission
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

Indicate the number of shares of the Registrant's Common Stock outstanding as of the latest practicable date: 14,404,486 shares as of May 3, 2024.

TOMPKINS FINANCIAL CORPORATION

FORM 10-Q

Item 1. Financial Statements
TOMPKINS FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CONDITION

(In thousands, except share and per share data)	As of	As of
ASSETS	03/31/2024	12/31/2023
	(unaudited)	(audited)
Cash and noninterest bearing balances due from banks	$47,236	$67,212
Interest bearing balances due from banks	9,905	12,330
Cash and Cash Equivalents	57,141	79,542

Available-for-sale debt securities, at fair value (amortized cost of $1,511,471 at March 31, 2024 and $1,548,482 at December 31, 2023)	1,366,355	1,416,650
Held-to-maturity debt securities, at amortized cost (fair value of $265,102 at March 31, 2024 and $267,455 at December 31, 2023)	312,415	312,401
Equity securities, at fair value	772	787
Total loans and leases, net of unearned income and deferred costs and fees	5,640,524	5,605,935
Less: Allowance for credit losses	51,704	51,584
Net Loans and Leases	5,588,820	5,554,351

Federal Home Loan Bank and other stock	30,103	33,719
Bank premises and equipment, net	78,158	79,687
Corporate owned life insurance	74,730	67,884
Goodwill	92,602	92,602
Other intangible assets, net	2,247	2,327
Accrued interest and other assets	174,691	179,799
Total Assets	$7,778,034	$7,819,749
LIABILITIES
Deposits:
Interest bearing:
Checking, savings and money market	3,646,960	3,484,878
Time	974,354	998,013
Noninterest bearing	1,828,302	1,916,956
Total Deposits	6,449,616	6,399,847

Federal funds purchased and securities sold under agreements to repurchase	43,681	50,996
Other borrowings	522,600	602,100
Other liabilities	92,799	96,872
Total Liabilities	$7,108,696	$7,149,815
EQUITY
Tompkins Financial Corporation shareholders' equity:
Common Stock - par value $0.10 per share: Authorized 25,000,000 shares; Issued: 14,440,029 at March 31, 2024; and 14,441,830 at December 31, 2023	1,444	1,444
Additional paid-in capital	297,790	297,183
Retained earnings	509,668	501,510
Accumulated other comprehensive loss	(134,816)	(125,005)
Treasury stock, at cost – 123,577 shares at March 31, 2024, and 132,097 shares at December 31, 2023	(6,180)	(6,610)
Total Tompkins Financial Corporation Shareholders’ Equity	667,906	668,522
Noncontrolling interests	1,432	1,412
Total Equity	$669,338	$669,934
Total Liabilities and Equity	$7,778,034	$7,819,749

See notes to unaudited consolidated financial statements.

TOMPKINS FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended
(In thousands, except per share data) (Unaudited)	03/31/2024	03/31/2023
INTEREST AND DIVIDEND INCOME
Loans	$71,599	$60,842
Due from banks	154	139
Available-for-sale debt securities	9,611	6,743
Held-to-maturity debt securities	1,218	1,214
Federal Home Loan Bank and other stock	601	300
Total Interest and Dividend Income	83,183	69,238
INTEREST EXPENSE
Time certificates of deposits of $250,000 or more	4,010	1,788
Other deposits	20,424	10,394
Federal funds purchased and securities sold under agreements to repurchase	13	14
Other borrowings	8,061	2,796
Total Interest Expense	32,508	14,992
Net Interest Income	50,675	54,246
Less: Provision (credit) for credit loss expense	854	(825)
Net Interest Income After Provision (Credit) for Credit Loss Expense	49,821	55,071
NONINTEREST INCOME
Insurance commissions and fees	10,259	9,509
Wealth management fees	4,937	4,509
Service charges on deposit accounts	1,796	1,746
Card services income	2,939	2,682
Other income	2,220	1,941
Net (loss) gain on securities transactions	(14)	13
Total Noninterest Income	22,137	20,400
NONINTEREST EXPENSE
Salaries and wages	24,697	24,512
Other employee benefits	6,411	6,741
Net occupancy expense of premises	3,557	3,299
Furniture and fixture expense	2,125	2,054
Amortization of intangible assets	76	83
Other operating expense	12,991	13,469
Total Noninterest Expenses	49,857	50,158
Income Before Income Tax Expense	22,101	25,313
Income Tax Expense	5,198	5,901
Net Income Attributable to Noncontrolling Interests and Tompkins Financial Corporation	16,903	19,412
Less: Net Income Attributable to Noncontrolling Interests	31	31
Net Income Attributable to Tompkins Financial Corporation	$16,872	$19,381
Basic Earnings Per Share	$1.19	$1.35
Diluted Earnings Per Share	$1.18	$1.35

See notes to unaudited consolidated financial statements.

TOMPKINS FINANCIAL CORPORATION
 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended
(In thousands) (Unaudited)	03/31/2024	03/31/2023
Net income attributable to noncontrolling interests and Tompkins Financial Corporation	$16,903	$19,412
Other comprehensive (loss) income, net of tax:

Available-for-sale debt securities:
Change in net unrealized loss during the period	(10,028)	20,578

Employee benefit plans:
Amortization of net retirement plan actuarial loss	183	224
Amortization of net retirement plan prior service cost	34	41

Other comprehensive (loss) income	(9,811)	20,843

Subtotal comprehensive income attributable to noncontrolling interests and Tompkins Financial Corporation	7,092	40,255
Less: Net income attributable to noncontrolling interests	(31)	(31)
Total comprehensive income attributable to Tompkins Financial Corporation	$7,061	$40,224

See notes to unaudited consolidated financial statements.

TOMPKINS FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
(In thousands) (Unaudited)	03/31/2024	03/31/2023
OPERATING ACTIVITIES
Net income attributable to Tompkins Financial Corporation	$16,872	$19,381
Adjustments to reconcile net income to net cash provided by operating activities:
Provision (credit) for credit loss expense	854	(825)
Depreciation and amortization of premises, equipment, and software	3,006	2,678
Amortization of intangible assets	76	83
Earnings from corporate owned life insurance	(551)	(615)
Net amortization on securities	(297)	961
Amortization/accretion related to purchase accounting	(289)	(213)
Net loss (gain) on securities transactions	14	(13)
Net gain on sale of loans originated for sale	(73)	(38)
Proceeds from sale of loans originated for sale	1,216	1,345
Loans originated for sale	(540)	(1,453)
Net gain on sale of bank premises and equipment	(174)	(20)
Net excess tax (expense) benefit from stock based compensation	0	41
Stock-based compensation expense	984	1,045
(Increase) decrease in accrued interest receivable	(2,494)	1,236
(Decrease) increase in accrued interest payable	(353)	159
Other, net	4,990	(994)
Net Cash Provided by Operating Activities	23,241	22,758
INVESTING ACTIVITIES
Proceeds from maturities, calls and principal paydowns of available-for-sale debt securities	38,972	35,646
Purchases of available-for-sale debt securities	(1,678)	(252)
Net increase in loans	(36,490)	(3,218)
Proceeds from sale/redemptions of Federal Home Loan Bank stock	22,704	25,507
Purchases of Federal Home Loan Bank and other stock	(19,088)	(27,113)
Proceeds from sale of bank premises and equipment	214	55
Purchases of bank premises, equipment and software	(1,389)	(1,406)
Purchase of corporate owned life insurance	(6,250)	0
Redemption of corporate owned life insurance	3,115	0
Other, net	(414)	(138)
Net Cash (Used in) Provided by Investing Activities	(304)	29,081
FINANCING ACTIVITIES
Net increase (decrease) in demand, money market, and savings deposits	73,428	(187,213)
Net (decrease) increase in time deposits	(23,466)	94,021
Net (decrease) increase in Federal funds purchased and securities sold under agreements to repurchase	(7,315)	7,213
Increase in other borrowings	0	85,000
Repayment of other borrowings	(79,500)	(49,300)
Cash dividends	(8,526)	(8,712)
Common stock issued	41	0
Net shares issued related to restricted stock awards	0	(40)
Net proceeds from exercise of stock options	0	(108)
Net Cash Used in Financing Activities	(45,338)	(59,139)
Net Decrease in Cash and Cash Equivalents	(22,401)	(7,300)
Cash and cash equivalents at beginning of period	79,542	77,837
Total Cash and Cash Equivalents at End of Period	$57,141	$70,537

See notes to unaudited consolidated financial statements.

TOMPKINS FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
(In thousands) (Unaudited)	03/31/2024	03/31/2023
Supplemental Information:
Cash paid during the year for - Interest	$33,053	$14,927
Cash paid during the year for - Taxes	1,460	1,249
Right-of-use assets obtained in exchange for new lease liabilities	181	418

See notes to unaudited consolidated financial statements.

TOMPKINS FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(In thousands except share and per share data)(Unaudited)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Non- controlling Interests	Total
Balances at January 1, 2023	$1,456	$302,763	$526,727	$(208,689)	$(6,279)	$1,412	$617,390
Net income attributable to noncontrolling interests and Tompkins Financial Corporation			19,381			31	19,412
Other comprehensive income				20,843			20,843
Total Comprehensive Income							40,255
Cash dividends ($0.60 per share)			(8,712)				(8,712)
Net exercise of stock options (1,509 shares)		(108)					(108)
Stock-based compensation expense		1,045					1,045
Directors deferred compensation plan (7,870 shares)		(303)			303		0
Restricted stock activity (1,592 shares)		(40)					(40)
Adoption of Accounting Guidance ASU 2022-02			(65)				(65)
Balances at March 31, 2023	$1,456	$303,357	$537,331	$(187,846)	$(5,976)	$1,443	$649,765

Balances at January 1, 2024	$1,444	$297,183	$501,510	$(125,005)	$(6,610)	$1,412	$669,934
Net income attributable to noncontrolling interests and Tompkins Financial Corporation			16,872			31	16,903
Other comprehensive loss				(9,811)			(9,811)
Total Comprehensive Income							7,092
Cash dividends ($0.60 per share)			(8,643)				(8,643)
Treasury Stock (900 shares)		41			12		53
Stock-based compensation expense		984					984
Directors deferred compensation plan (7,620 shares)		(418)			418		0
Restricted stock activity (1,801 shares)							0
Adjustment due to the adoption of ASU 2023-02			(71)				(71)
Partial repurchase of noncontrolling interest						(11)	(11)
Balances at March 31, 2024	$1,444	$297,790	$509,668	$(134,816)	$(6,180)	$1,432	$669,338

See notes to unaudited consolidated financial statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. Business

Tompkins Financial Corporation ("Tompkins" or the "Company") is headquartered in Ithaca, New York and is registered as a Financial Holding Company with the Federal Reserve Board under the Bank Holding Company Act of 1956, as amended. The Company is a locally oriented, community-based financial services organization that offers a full array of products and services, including commercial and consumer banking, leasing, trust and investment management, financial planning and wealth management, and insurance services. At March 31, 2024, the Company had one wholly-owned banking subsidiary, Tompkins Community Bank. Tompkins Community Bank provides a full array of trust and wealth management services under the Tompkins Financial Advisors brand, including investment management, trust and estate, financial and tax planning as well as life, disability and long-term care insurance services. The Company also has a wholly-owned insurance agency subsidiary, Tompkins Insurance Agencies, Inc. ("Tompkins Insurance"). The Company’s principal offices are located at 118 E. Seneca Street, Ithaca, New York, 14850, and its telephone number is (888) 503-5753. The Company’s common stock is traded on the NYSE American under the symbol "TMP."

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

2. Basis of Presentation

The unaudited consolidated financial statements included in this quarterly report do not include all of the information and footnotes required by U.S. Generally Accepted Accounting Principles ("GAAP") for a full year presentation and certain disclosures have been condensed or omitted in accordance with rules and regulations of the SEC. In the application of certain accounting policies, management is required to make assumptions regarding the effect of matters that are inherently uncertain. These estimates and assumptions affect the reported amounts of certain assets, liabilities, revenues, and expenses in the unaudited consolidated financial statements. Different amounts could be reported under different conditions, or if different assumptions were used in the application of these accounting policies. The accounting policy that management considers critical in this respect is the determination of the allowance for credit losses.

In management’s opinion, the unaudited consolidated financial statements reflect all adjustments of a normal recurring nature. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year ended December 31, 2024. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

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

Newly Adopted Accounting Standards

ASU No. 2023-02, "Investments - Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method." This update will allow reporting entities to consistently account for equity investments made primarily for the purpose of receiving income tax credits or other income tax benefits. This update applies this to all reporting entities that hold (1) tax equity investments that meet the conditions for and elect to account for them using the proportional amortization method or (2) an investment in a low income housing tax credit ("LIHTC") structure through a limited liability entity that is not accounted for using the proportional amortization method and to which certain LIHTC specific guidance removed from Subtopic 323-740 has been applied. Additionally, the disclosure requirements apply to investments that generate income tax credits and other income tax benefits from a tax credit program for which the entity has elected to apply the proportional amortization method (including investments within that elected program that do not meet the conditions to apply the proportional amortization method). The amendments in this Update permit reporting entities to elect to account for their tax equity investments, regardless of the tax credit program from which the income tax credits are received, using the proportional amortization method if certain conditions are met. ASU 2023-02 is effective for fiscal years beginning after December 15, 2023 and interim periods in those years. The adoption of ASU 2023-02 did not have a significant effect on the Company's financial statements.

Transition for existing tax credits that qualify must be recognized using either a modified retrospective transition or a retrospective transition for all existing tax investments still expected to provide tax benefits and elected under ASU 2023-02 to apply proportional amortization method. The Company has elected to treat all existing tax credit investments requiring adjustment under ASU 2023-02 using the modified retrospective method approach.

The Company currently has recorded investments in 2 separate LIHTC structures as of March 31, 2024 totaling $2.3 million already using proportional amortization with a $54,000 benefit recorded to income tax expense in the first quarter of 2024 and $42,000 benefit in the first quarter of 2023. In addition, the Company has a historic rehabilitation tax credit that was previously recorded using the equity investment accounting method and had no residual book value or financial impact in either the current or prior year. The ASU 2023-02 day 1 adoption entry for this tax credit included the recording of a $40,000 investment and the write-off of a $444,000 gross timing difference (tax effective at $111,000) with a corresponding $71,000 reduction to retained earnings.

The Company has also elected to treat the following categories of tax credit investments under the proportional amortization method:

•LIHTC- Low Income Housing Tax Credits
•New Market Tax Credits
•Historic Rehabilitation Tax Credit
•Renewable Energy Tax Credit
•State Specific Tax Credits

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

3. Securities

Available-for-Sale Debt Securities
The following table summarizes available-for-sale debt securities held by the Company at March 31, 2024:

	Available-for-Sale Debt Securities
March 31, 2024	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(In thousands)
U.S. Treasuries	$114,611	$161	$5,244	$109,528
Obligations of U.S. Government sponsored entities	462,622	4,172	23,595	443,199
Obligations of U.S. states and political subdivisions	89,796	2	8,762	81,036
Mortgage-backed securities – residential, issued by
U.S. Government agencies	47,703	6	5,203	42,506
U.S. Government sponsored entities	794,239	1,406	107,898	687,747
U.S. corporate debt securities	2,500	0	161	2,339
Total available-for-sale debt securities	$1,511,471	$5,747	$150,863	$1,366,355

The following table summarizes available-for-sale debt securities held by the Company at December 31, 2023:

	Available-for-Sale Debt Securities
December 31, 2023	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(In thousands)
U.S. Treasuries	$114,418	$495	$5,009	$109,904
Obligations of U.S. Government sponsored entities	472,286	6,449	22,277	456,458
Obligations of U.S. states and political subdivisions	89,999	2	8,077	81,924
Mortgage-backed securities – residential, issued by
U.S. Government agencies	49,976	8	4,744	45,240
U.S. Government sponsored entities	819,303	2,422	100,895	720,830
U.S. corporate debt securities	2,500	0	206	2,294
Total available-for-sale debt securities	$1,548,482	$9,376	$141,208	$1,416,650

Held-to-Maturity Debt Securities
The following table summarizes held-to-maturity debt securities held by the Company at March 31, 2024:

	Held-to-Maturity Debt Securities
March 31, 2024	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(In thousands)
U.S. Treasuries	$86,211	$0	$12,075	$74,136
Obligations of U.S. Government sponsored entities	226,204	0	35,238	190,966
Total held-to-maturity debt securities	$312,415	$0	$47,313	$265,102

The following table summarizes held-to-maturity debt securities held by the Company at December 31, 2023:

	Held-to-Maturity Debt Securities
December 31, 2023	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(In thousands)
U.S. Treasuries	$86,266	$0	$11,051	$75,215
Obligations of U.S. Government sponsored entities	226,135	0	33,895	192,240
Total held-to-maturity debt securities	$312,401	$0	$44,946	$267,455

The Company may from time to time sell debt securities from its available-for-sale portfolio. There were no sales of available-for-sale debt securities for both the three months ended March 31, 2024 and the three months ended March 31, 2023. Realized gains (losses) on sales of available-for-sale debt securities were $0 for both the three months ended March 31, 2024 and the three months ended March 31, 2023. The Company's available-for-sale portfolio includes callable securities that may be called prior to maturity. There were no realized gains (losses) on called available-for-sale debt securities for the three months ended March 31, 2024 and the three months ended March 31, 2023. The Company also recognized net losses on equity securities of $14,000 for the three months ended March 31, 2024 and net gains of $13,000 for the same period during 2023, reflecting the change in fair value.

The following table summarizes available-for-sale debt securities that had unrealized losses at March 31, 2024:

	Less than 12 Months		12 Months or Longer		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasuries	$9,942	$1	$65,460	$5,243	$75,402	$5,244
Obligations of U.S. Government sponsored entities	14,384	188	219,684	23,407	234,068	23,595
Obligations of U.S. states and political subdivisions	1,607	13	78,913	8,749	80,520	8,762
Mortgage-backed securities – residential, issued by
U.S. Government agencies	1,137	8	41,049	5,195	42,186	5,203
U.S. Government sponsored entities	11,000	134	581,249	107,764	592,249	107,898
U.S. corporate debt securities	0	0	2,339	161	2,339	161
Total available-for-sale debt securities	$38,070	$344	$988,694	$150,519	$1,026,764	$150,863

The following table summarizes available-for-sale debt securities that had unrealized losses at December 31, 2023:

	Less than 12 Months		12 Months or Longer		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasuries	$0	$0	$65,663	$5,009	$65,663	$5,009
Obligations of U.S. Government sponsored entities	14,453	110	220,913	22,167	235,366	22,277
Obligations of U.S. states and political subdivisions	10,572	106	69,601	7,971	80,173	8,077
Mortgage-backed securities – residential, issued by
U.S. Government agencies	1,145	4	43,764	4,740	44,909	4,744
U.S. Government sponsored entities	5,659	66	609,456	100,829	615,115	100,895
U.S. corporate debt securities	0	0	2,294	206	2,294	206
Total available-for-sale debt securities	$31,829	$286	$1,011,691	$140,922	$1,043,520	$141,208

The following table summarizes held-to-maturity debt securities that had unrealized losses at March 31, 2024:

	Less than 12 Months		12 Months or Longer		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasuries	$0	$0	$74,136	$12,075	$74,136	$12,075
Obligations of U.S. Government sponsored entities	0	0	190,966	35,238	190,966	35,238
Total held-to-maturity debt securities	$0	$0	$265,102	$47,313	$265,102	$47,313

The following table summarizes held-to-maturity debt securities that had unrealized losses at December 31, 2023:

	Less than 12 Months		12 Months or Longer		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasuries	$0	$0	$75,215	$11,051	$75,215	$11,051
Obligations of U.S. Government sponsored entities	0	0	192,240	33,895	192,240	33,895
Total held-to-maturity debt securities	$0	$0	$267,455	$44,946	$267,455	$44,946

The Company evaluates available-for-sale debt securities for expected credit losses ("ECL") in unrealized loss positions at each measurement date to determine whether the decline in the fair value below the amortized cost basis is due to credit-related factors or noncredit-related factors.

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

For available-for-sale debt securities in an unrealized loss position, the Company evaluates the securities to determine whether the decline in the fair value below the amortized cost basis is the result of changes in interest rates or reflects a fundamental change in the credit worthiness of the underlying issuer. Any impairment that is not credit related is recognized in other comprehensive income (loss), net of applicable taxes. Credit-related impairment is recognized as an allowance for credit losses ("ACL") on the Consolidated Statements of Condition, limited to the amount by which the amortized cost basis exceeds the fair value, with a corresponding adjustment to earnings. Both the ACL and the adjustment to net income may be reversed if conditions change.

Management measures expected credit losses on held-to-maturity debt securities on a collective basis by major security type with each type sharing similar risk characteristics and considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts. Management has made the accounting policy election to exclude accrued interest receivable on held-to-maturity debt securities from the estimate of credit losses. As of March 31, 2024, the held-to- maturity portfolio consisted of U.S. Treasury securities and securities issued by U.S. government-sponsored enterprises, including The Federal National Mortgage Agency and the Federal Farm Credit Banks Funding Corporation. U.S. Treasury securities are backed by the full faith and credit of and/or guaranteed by the U.S. government, and it is expected that the securities will not be settled at prices less than the amortized cost bases of the securities. Securities issued by U.S. government agencies or U.S. government-sponsored enterprises carry the explicit and/or implicit guarantee of the U.S. government, are widely recognized as "low-risk," and have a long history of zero credit loss. As such, the Company did not record an allowance for credit losses for these securities as of March 31, 2024 or December 31, 2023.

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

The Company did not recognize any net credit impairment charge to earnings on investment securities in the first quarter of 2024.

The amortized cost and estimated fair value of debt securities by contractual maturity are shown in the following table. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Mortgage-backed securities are shown separately since they are not due at a single maturity date.

March 31, 2024
(In thousands)	Amortized Cost	Fair Value
Available-for-sale debt securities:
Due in one year or less	$99,896	$99,423
Due after one year through five years	299,154	286,149
Due after five years through ten years	244,129	229,834
Due after ten years	26,350	20,696
Total	669,529	636,102
Mortgage-backed securities	841,942	730,253
Total available-for-sale debt securities	$1,511,471	$1,366,355

December 31, 2023
(In thousands)	Amortized Cost	Fair Value
Available-for-sale debt securities:
Due in one year or less	$99,242	$98,650
Due after one year through five years	307,093	296,279
Due after five years through ten years	245,617	233,569
Due after ten years	27,251	22,082
Total	679,203	650,580
Mortgage-backed securities	869,279	766,070
Total available-for-sale debt securities	$1,548,482	$1,416,650

March 31, 2024
(In thousands)	Amortized Cost	Fair Value
Held-to-maturity debt securities:
Due after five years through ten years	$312,415	$265,102
Total held-to-maturity debt securities	$312,415	$265,102

December 31, 2023
(In thousands)	Amortized Cost	Fair Value
Held-to-maturity debt securities:
Due after five years through ten years	$312,401	$267,455
Total held-to-maturity debt securities	$312,401	$267,455

The Company also holds non-marketable Federal Home Loan Bank New York ("FHLBNY") stock and non-marketable Atlantic Community Bankers Bank ("ACBB") stock, all of which are required to be held for regulatory purposes and for borrowing availability. The required investment in Federal Home Loan Bank ("FHLB") stock is tied to the Company’s borrowing levels with the FHLB. Holdings of FHLBNY stock and ACBB stock totaled $30.0 million and $95,000, respectively, at March 31, 2024. These securities are carried at par, which is also cost. The FHLBNY continues to pay dividends and repurchase stock. Quarterly, we evaluate our investment in the FHLB for impairment. We evaluate recent and long-term operating performance, liquidity, funding and capital positions, stock repurchase history, dividend history and impact of legislative and regulatory changes. Based on our most recent evaluation, as of March 31, 2024, we determined that no impairment write-downs were required.

4. Loans and Leases
Loans and Leases at March 31, 2024 and December 31, 2023 were as follows:

(In thousands)	03/31/2024	12/31/2023
Commercial and industrial
Agriculture	$98,984	$101,211
Commercial and industrial other	727,552	721,890
PPP loans	301	404
Subtotal commercial and industrial	826,837	823,505
Commercial real estate
Construction	317,092	303,406
Agriculture	212,374	221,670
Commercial real estate other	2,616,918	2,587,591
Subtotal commercial real estate	3,146,384	3,112,667
Residential real estate
Home equity	187,940	188,316
Mortgages	1,371,153	1,373,275
Subtotal residential real estate	1,559,093	1,561,591
Consumer and other
Indirect	621	841
Consumer and other	97,899	96,942
Subtotal consumer and other	98,520	97,783
Leases	14,525	15,383
Total loans and leases	5,645,359	5,610,929
Less: unearned income and deferred costs and fees	(4,835)	(4,994)
Total loans and leases, net of unearned income and deferred costs and fees	$5,640,524	$5,605,935

The Company has adopted comprehensive lending policies, underwriting standards and loan review procedures. Management reviews these policies and procedures on a regular basis. The Company discussed its lending policies and underwriting guidelines for its various lending portfolios in Note 3 – "Loans and Leases" in the Notes to Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023. There have been no significant changes in these policies and guidelines since the date of that report. The Company’s Board of Directors approves the lending policies at least annually. The Company recognizes that exceptions to policy guidelines may occasionally occur and has established procedures for approving exceptions to these policy guidelines. Management has also implemented reporting systems to monitor loan origination, loan quality, concentrations of credit, loan delinquencies and nonperforming loans and potential problem loans.

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

The below tables are an age analysis of past due loans, segregated by class of loans as of March 31, 2024 and December 31, 2023:

March 31, 2024
(In thousands)	30-59 Days	60-89 Days	90 Days or More	Total Past Due	Current Loans	Total Loans
Loans and Leases
Commercial and industrial
Agriculture	$0	$0	$0	$0	$98,984	$98,984
Commercial and industrial other	1,612	18	3,028	4,658	722,894	727,552
PPP loans	0	0	0	0	301	301
Subtotal commercial and industrial	1,612	18	3,028	4,658	822,179	826,837
Commercial real estate
Construction	502	0	0	502	316,590	317,092
Agriculture	151	0	0	151	212,223	212,374
Commercial real estate other	2,029	209	42,620	44,858	2,572,060	2,616,918
Subtotal commercial real estate	2,682	209	42,620	45,511	3,100,873	3,146,384
Residential real estate
Home equity	667	31	1,981	2,679	185,261	187,940
Mortgages	2,103	246	6,270	8,619	1,362,534	1,371,153
Subtotal residential real estate	2,770	277	8,251	11,298	1,547,795	1,559,093
Consumer and other
Indirect	12	0	7	19	602	621
Consumer and other	240	195	339	774	97,125	97,899
Subtotal consumer and other	252	195	346	793	97,727	98,520
Leases	0	0	0	0	14,525	14,525
Total loans and leases	7,316	699	54,245	62,260	5,583,099	5,645,359
Less: unearned income and deferred costs and fees	0	0	0	0	(4,835)	(4,835)
Total loans and leases, net of unearned income and deferred costs and fees	$7,316	$699	$54,245	$62,260	$5,578,264	$5,640,524

December 31, 2023
(In thousands)	30-59 Days	60-89 Days	90 Days or More	Total Past Due	Current Loans	Total Loans
Loans and Leases
Commercial and industrial
Agriculture	$0	$0	$0	$0	$101,211	$101,211
Commercial and industrial other	389	887	2,124	3,400	718,490	721,890
PPP loans	0	0	0	0	404	404
Subtotal commercial and industrial	389	887	2,124	3,400	820,105	823,505
Commercial real estate
Construction	0	0	0	0	303,406	303,406
Agriculture	61	0	0	61	221,609	221,670
Commercial real estate other	290	0	25,056	25,346	2,562,245	2,587,591
Subtotal commercial real estate	351	0	25,056	25,407	3,087,260	3,112,667
Residential real estate
Home equity	466	211	1,968	2,645	185,671	188,316
Mortgages	1,353	111	6,916	8,380	1,364,895	1,373,275
Subtotal residential real estate	1,819	322	8,884	11,025	1,550,566	1,561,591
Consumer and other
Indirect	7	11	11	29	812	841
Consumer and other	302	122	270	694	96,248	96,942
Subtotal consumer and other	309	133	281	723	97,060	97,783
Leases	0	0	0	0	15,383	15,383
Total loans and leases	2,868	1,342	36,345	40,555	5,570,374	5,610,929
Less: unearned income and deferred costs and fees	0	0	0	0	(4,994)	(4,994)
Total loans and leases, net of unearned income and deferred costs and fees	$2,868	$1,342	$36,345	$40,555	$5,565,380	$5,605,935

The following tables present the amortized cost basis of loans on nonaccrual status and the amortized cost basis of loans on nonaccrual status for which there was no related allowance for credit losses. The below tables are an age analysis of nonaccrual loans segregated by class of loans, as of March 31, 2024 and December 31, 2023:

March 31, 2024
(In thousands)	Nonaccrual Loans and Leases with no ACL	Nonaccrual Loans and Leases	Loans and Leases Past Due Over 89 Days and Accruing
Loans and Leases
Commercial and industrial
Commercial and industrial other	$400	$4,267	$0
Subtotal commercial and industrial	400	4,267	0
Commercial real estate
Agriculture	0	142	0
Commercial real estate other	41,505	43,093	0
Subtotal commercial real estate	41,505	43,235	0
Residential real estate
Home equity	0	3,474	0
Mortgages	0	11,255	0
Subtotal residential real estate	0	14,729	0
Consumer and other
Indirect	0	33	0
Consumer and other	0	280	151
Subtotal consumer and other	0	313	151
Total loans and leases	$41,905	$62,544	$151

December 31, 2023
(In thousands)	Nonaccrual Loans and Leases with no ACL	Nonaccrual Loans and Leases	Loans and Leases Past Due Over 89 Days and Accruing
Loans and Leases
Commercial and industrial
Agriculture	$0	$20	$0
Commercial and industrial other	0	2,253	0
Subtotal commercial and industrial	0	2,273	0
Commercial real estate
Agriculture	0	170	0
Commercial real estate other	42,038	44,280	0
Subtotal commercial real estate	42,038	44,450	0
Residential real estate
Home equity	0	3,230	0
Mortgages	0	11,942	0
Subtotal residential real estate	0	15,172	0
Consumer and other
Indirect	0	40	0
Consumer and other	0	230	101
Subtotal consumer and other	0	270	101
Total loans and leases	$42,038	$62,165	$101

The Company recognized $0 of interest income on nonaccrual loans during the three months ended March 31, 2024.

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

Since the methodology is based upon historical experience and trends, current conditions, and reasonable and supportable forecasts, as well as management’s judgment, factors may arise that result in different estimates. While management’s evaluation of the allowance as of March 31, 2024, considers the allowance to be appropriate, under adversely different conditions or assumptions, the Company would need to increase or decrease the allowance. In addition, various federal and State regulatory agencies, as part of their examination process, review the Company's allowance and may require the Company to recognize additions to the allowance based on their judgements and information available to them at the time of their examinations.

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

The following table details activity in the allowance for credit losses on loans and leases for the three months ended March 31, 2024 and 2023. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

Three Months Ended March 31, 2024
(In thousands)	Commercial & Industrial	Commercial Real Estate	Residential Real Estate	Consumer and Other	Finance Leases	Total
Allowance for credit losses:
Beginning balance	$6,667	$31,581	$11,700	$1,557	$79	$51,584
Charge-offs	0	0	0	(445)	0	(445)
Recoveries	7	2	120	88	0	217
Provision (credit) for credit loss expense	912	(116)	(639)	196	(5)	348
Ending Balance	$7,586	$31,467	$11,181	$1,396	$74	$51,704

Three Months Ended March 31, 2023
(In thousands)	Commercial & Industrial	Commercial Real Estate	Residential Real Estate	Consumer and Other	Finance Leases	Total
Allowance for credit losses:
Beginning balance	$6,039	$27,287	$11,154	$1,358	$96	$45,934
Impact of adopting ASU 2016-13	2	16	46	0	0	64
Charge-offs	0	0	(2)	(106)	0	(108)
Recoveries	46	1,246	64	33	0	1,389
Provision (credit) for credit loss expense	229	(1,363)	(404)	343	15	(1,180)
Ending Balance	$6,316	$27,186	$10,858	$1,628	$111	$46,099

The following table details activity in the liabilities for off-balance sheet credit exposures for the three months ended March 31, 2024 and 2023:

(In thousands)	2024	2023
Liabilities for off-balance sheet credit exposures at beginning of period	$2,270	$2,796
Provision for credit loss expense related to off-balance sheet credit exposures	506	355
Liabilities for off-balance sheet credit exposures at end of period	$2,776	$3,151

The following table presents the amortized cost basis of collateral dependent loans, which are individually evaluated to determine expected credit losses, and the related allowance for credit losses allocated to these loans:

March 31, 2024
(In thousands)	Real Estate	Business Assets	Other	Total	ACL Allocation
Commercial and Industrial	$2,678	$0	$0	$2,678	$300
Commercial Real Estate	41,857	0	0	41,857	1,082
Total Loans and Leases	$44,535	$0	$0	$44,535	$1,382

December 31, 2023
(In thousands)	Real Estate	Business Assets	Other	Total	ACL Allocation
Commercial and Industrial	$2,035	$0	$0	$2,035	$0
Commercial Real Estate	42,333	0	0	42,333	1,082
Total Loans and Leases	$44,368	$0	$0	$44,368	$1,082

Loan Modifications to Borrowers Experiencing Financial Difficulty

The Company adopted ASU 2022-02 Financial Instruments - Credit Losses (Topic 326) effective January 1, 2023. This standard eliminated the previous trouble debt restructuring accounting model and replaced it with guidance and disclosure requirements for identifying modifications to loans to borrowers experiencing financial difficulty. Modifications to borrowers experiencing financial difficulty may include interest rate reductions, principal or interest forgiveness, forbearances, term extensions, and other actions intended to minimize economic loss and to avoid foreclosure or repossession of collateral.

The following table shows the amortized cost basis at March 31, 2024 of the loans modified to borrowers experiencing financial difficulty for the three months ended March 31, 2024, disaggregated by class of financing receivable and type of concession granted:

(In thousands)	Term Extension	Interest Rate Reduction	Payment Delay and Term Extension	Term Extension and Interest Rate Reduction	Payment Delay	Total	% of Total Class of Loans and Leases
Commercial Real Estate
Commercial Real Estate Other	$0	$3,084	$0	$0	$0	$3,084	0.12%
Total Commercial Real Estate	0	3,084	0	0	0	3,084	0.10%
Residential
Mortgages	0	0	0	0	396	396	0.03%
Total Residential	0	0	0	0	396	396	0.03%
Consumer
Consumer and Other	22	0	0	0	0	22	0.02%
Total Consumer	22	0	0	0	0	22	0.02%
Total Loans and Leases	$22	$3,084	$0	$0	$396	$3,502	0.06%

There were no loan modifications made to borrowers experiencing financial difficulty that defaulted during the three months ended March 31, 2024.

The following table shows the aging analysis of loan modifications made to borrowers experiencing financial difficulty as of March 31, 2024:

March 31, 2024	Payment Status (Amortized Cost Basis)
(In thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Non-Accrual	Total
Commercial Real Estate
Commercial real estate other	$3,084	$0	$0	$0	$0	$3,084
Total Commercial Real Estate	3,084	0	0	0	0	3,084
Residential Real Estate
Mortgages	157	0	0	0	239	396
Total Residential Real Estate	157	0	0	0	239	396
Consumer and Other
Consumer and other	0	0	0	0	22	22
Total Consumer and Other	0	0	0	0	22	22
Total	$3,241	$0	$0	$0	$261	$3,502

There were no loan modifications made to borrowers experiencing financial difficulty as of March 31, 2023.

The following tables present credit quality indicators by total loans on an amortized cost basis by origination year as of March 31, 2024 and December 31, 2023:

March 31, 2024
(In thousands)	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total Loans
Commercial and Industrial - Other:
Internal risk grade:
Pass	$21,184	$122,804	$96,426	$64,762	$25,160	$167,533	$216,495	$4,592	$718,956
Special Mention	1,042	858	184	199	205	349	130	0	2,967
Substandard	0	735	31	69	162	2,922	1,710	0	5,629
Total Commercial and Industrial - Other	$22,226	$124,397	$96,641	$65,030	$25,527	$170,804	$218,335	$4,592	$727,552
Current-period gross writeoffs	$0	$0	$0	$0	$0	$0	$0	$0	$0
Commercial and Industrial - PPP:
Pass	$0	$0	$0	$233	$68	$0	$0	$0	$301
Special Mention	0	0	0	0	0	0	0	0	0
Substandard	0	0	0	0	0	0	0	0	0
Total Commercial and Industrial - PPP	$0	$0	$0	$233	$68	$0	$0	$0	$301
Current-period gross writeoffs	$0	$0	$0	$0	$0	$0	$0	$0	$0
Commercial and Industrial - Agriculture:
Pass	$2,581	$29,717	$11,582	$2,661	$2,624	$9,681	$38,347	$1,686	$98,879
Special Mention	0	0	0	44	0	0	0	0	44
Substandard	0	0	0	0	52	8	1	0	61
Total Commercial and Industrial - Agriculture	$2,581	$29,717	$11,582	$2,705	$2,676	$9,689	$38,348	$1,686	$98,984
Current-period gross writeoffs	$0	$0	$0	$0	$0	$0	$0	$0	$0
Commercial Real Estate
Pass	$61,676	$256,427	$341,242	$370,270	$289,733	$1,165,957	$19,507	$3,658	$2,508,470
Special Mention	0	0	627	0	17,012	24,274	0	0	41,913
Substandard	0	0	15,018	2,127	0	48,114	1,276	0	66,535
Total Commercial Real Estate	$61,676	$256,427	$356,887	372,397	306,745	1,238,345	$20,783	$3,658	$2,616,918
Current-period gross writeoffs	$0	$0	$0	$0	$0	$0	$0	$0	$0
Commercial Real Estate - Agriculture:
Pass	$417	$14,236	$38,943	$22,508	$20,752	$109,821	$4,132	$0	$210,809
Special Mention	0	0	0	0	0	1,378	0	0	1,378
Substandard	0	0	0	0	0	187	0	0	187
Total Commercial Real Estate - Agriculture	$417	$14,236	$38,943	$22,508	$20,752	$111,386	$4,132	$0	$212,374
Current-period gross writeoffs	$0	$0	$0	$0	$0	$0	$0	$0	$0

(In thousands)	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total Loans
Commercial Real Estate - Construction
Pass	$0	$0	$690	$7,413	$2,057	$328	$306,104	$500	$317,092
Special Mention	0	0	0	0	0	0	0	0	0
Substandard	0	0	0	0	0	0	0	0	0
Total Commercial Real Estate - Construction	$0	$0	$690	$7,413	$2,057	$328	$306,104	$500	$317,092
Current-period gross writeoffs	$0	$0	$0	$0	$0	$0	$0	$0	$0
Residential - Home Equity
Performing	$72	$2,105	$2,021	$862	$496	$13,575	$164,952	$383	$184,466
Nonperforming	0	0	0	0	0	793	2,681	0	3,474
Total Residential - Home Equity	$72	$2,105	$2,021	$862	$496	$14,368	$167,633	$383	$187,940
Current-period gross writeoffs	$0	$0	$0	$0	$0	$0	$0	$0	$0
Residential - Mortgages
Performing	$17,791	$134,697	$183,845	$252,852	$218,740	$551,972	$0	$0	$1,359,897
Nonperforming	0	0	391	422	877	9,566	0	0	11,256
Total Residential - Mortgages	$17,791	$134,697	$184,236	$253,274	$219,617	$561,538	$0	$0	$1,371,153
Current-period gross writeoffs	$0	$0	$0	$0	$0	$0	$0	$0	$0
Consumer - Direct
Performing	$32,279	$21,706	$12,354	$10,538	$4,872	$13,201	$2,670	$0	$97,620
Nonperforming	0	0	3	13	0	256	7	0	279
Total Consumer - Direct	$32,279	$21,706	$12,357	$10,551	$4,872	$13,457	$2,677	$0	$97,899
Current-period gross writeoffs	$401	$8	$2	$16	$5	$10	$0	$0	$442
Consumer - Indirect
Performing	$0	$0	$0	$82	$54	$452	$0	$0	$588
Nonperforming	0	0	0	0	0	33	0	0	33
Total Consumer - Indirect	$0	$0	$0	$82	$54	$485	$0	$0	$621
Current-period gross writeoffs	$0	$0	$0	$0	$0	$3	$0	$0	$3

December 31, 2023
(In thousands)	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total Loans
Commercial and Industrial - Other:
Pass	$130,993	$92,335	$68,030	$28,237	$33,618	$141,758	$212,349	$5,063	$712,383
Special Mention	915	196	222	242	79	1,287	682	0	3,623
Substandard	0	46	78	329	18	2,833	2,580	0	5,884
Total Commercial and Industrial - Other	$131,908	$92,577	$68,330	$28,808	$33,715	$145,878	$215,611	$5,063	$721,890
Current-period gross writeoffs	$6	$0	$0	$0	$0	$29	$0	$0	$35
Commercial and Industrial - Agriculture:
Pass	$24,924	$11,935	$3,341	$3,114	$3,268	$16,759	$36,728	$1,030	$101,099
Special Mention	0	0	47	0	0	0	0	0	47
Substandard	0	0	0	56	0	8	1	0	65
Total Commercial and Industrial - Agriculture	$24,924	$11,935	$3,388	$3,170	$3,268	$16,767	$36,729	$1,030	$101,211
Current-period gross writeoffs	$0	$0	$0	$0	$0	$0	$0	$0	$0
Commercial and Industrial - PPP:
Pass	$0	$0	$264	$140	$0	$0	$0	$0	$404
Special Mention	0	0	0	0	0	0	0	0	0
Substandard	0	0	0	0	0	0	0	0	0
Total Commercial and Industrial - PPP	$0	$0	$264	$140	$0	$0	$0	$0	$404
Current-period gross writeoffs	$0	$0	$0	$0	$0	$0	$0	$0	$0
Commercial Real Estate
Pass	$246,016	$317,583	$365,975	$292,960	$272,722	$921,201	$34,346	$24,949	$2,475,752
Special Mention	0	632	0	17,133	11,422	16,100	0	0	45,287
Substandard	0	15,300	2,128	0	2,059	45,709	1,356	0	66,552
Total Commercial Real Estate	$246,016	$333,515	$368,103	$310,093	$286,203	$983,010	$35,702	$24,949	$2,587,591
Current-period gross writeoffs	$0	$0	$0	$0	$0	$0	$0	$0	$0
Commercial Real Estate - Agriculture:
Pass	$14,668	$37,256	$22,813	$21,001	$23,794	$93,890	$257	$6,364	$220,043
Special Mention	0	0	0	0	378	1,033	0	0	1,411
Substandard	0	0	0	0	170	46	0	0	216
Total Commercial Real Estate - Agriculture	$14,668	$37,256	$22,813	$21,001	$24,342	$94,969	$257	$6,364	$221,670
Current-period gross writeoffs	$0	$0	$0	$0	$0	$0	$0	$0	$0

(In thousands)	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total Loans
Commercial Real Estate - Construction
Pass	$9,265	$2,793	$8,068	$2,501	$357	$596	$274,224	$5,602	$303,406
Special Mention	0	0	0	0	0	0	0	0	0
Substandard	0	0	0	0	0	0	0	0	0
Total Commercial Real Estate - Construction	$9,265	$2,793	$8,068	$2,501	$357	$596	$274,224	$5,602	$303,406
Current-period gross writeoffs	$0	$0	$0	$0	$0	$0	$0	$0	$0
Residential - Home Equity
Performing	$2,378	$2,237	$890	$529	$832	$8,178	$164,205	$5,837	$185,086
Nonperforming	0	0	0	0	0	337	2,893	0	3,230
Total Residential - Home Equity	2,378	2,237	890	529	832	8,515	167,098	5,837	188,316
Current-period gross writeoffs	$0	$0	$0	$0	$0	$20	$0	$0	$20
Residential - Mortgages
Performing	$131,004	$186,401	$256,127	$221,945	$109,594	$456,167	$0	$0	$1,361,238
Nonperforming	0	393	329	986	883	9,446	0	0	12,037
Total Residential - Mortgages	$131,004	$186,794	$256,456	$222,931	$110,477	$465,613	$0	$0	$1,373,275
Current-period gross writeoffs	$0	$0	$0	$0	$0	$0	$0	$0	$0
Consumer - Direct
Performing	$50,295	$13,327	$11,316	$5,157	$4,037	$9,857	$2,723	$0	$96,712
Nonperforming	2	0	0	0	70	157	1	0	230
Total Consumer - Direct	$50,297	$13,327	$11,316	$5,157	$4,107	$10,014	$2,724	$0	$96,942
Current-period gross writeoffs	$801	$29	$16	$21	$83	$28	$0	$0	$978
Consumer - Indirect
Performing	$0	$0	$97	$68	$402	$234	$0	$0	$801
Nonperforming	0	0	0	0	30	10	0	0	40
Total Consumer - Indirect	$0	$0	$97	$68	$432	$244	$0	$0	$841
Current-period gross writeoffs	$0	$0	$0	$0	$53	$14	$0	$0	$67

6. Earnings Per Share

Earnings per share in the table below, for the three month periods ended March 31, 2024 and 2023 are calculated under the two-class method as required by ASC Topic 260, Earnings Per Share (ASC 260). ASC 260 provides that unvested share-based payment awards that contain nonforfeitable rights to dividends are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. Prior to 2019, the Company issued restricted stock awards that contained such rights and are therefore considered participating securities. Since 2019, the Company has issued restricted stock awards that do not have nonforfeitable rights to dividends and are therefore not considered participating securities. Basic earnings per common share are calculated by dividing net income allocable to common stock by the weighted average number of common shares, excluding participating securities, during the period. Diluted earnings per common share include the dilutive effect of participating securities.

	Three Months Ended
(In thousands, except share and per share data)	03/31/2024	03/31/2023
Basic
Net income available to common shareholders	$16,872	$19,381
Less: income attributable to unvested stock-based compensation awards	0	(18)
Net earnings allocated to common shareholders	16,872	19,363

Weighted average shares outstanding, including unvested stock-based compensation awards	14,405,747	14,520,092

Less: average unvested stock-based compensation awards	(193,837)	(193,497)
Weighted average shares outstanding - Basic	14,211,910	14,326,595

Diluted
Net earnings allocated to common shareholders	16,872	19,363

Weighted average shares outstanding - Basic	14,211,910	14,326,595

Plus: incremental shares from assumed conversion of stock-based compensation awards	26,447	63,078
Weighted average shares outstanding - Diluted	14,238,357	14,389,673

Basic EPS	$1.19	$1.35
Diluted EPS	$1.18	$1.35

Stock-based compensation awards representing 110,135 and 2,860 of common shares during the three months ended March 31, 2024 and 2023, respectively, were not included in the computations of diluted earnings per common share because the effect on those periods would have been anti-dilutive.

7. Other Comprehensive Income (Loss)

The following tables present reclassifications out of the accumulated other comprehensive income (loss) for the three month periods ended March 31, 2024 and 2023:

	Three Months Ended March 31, 2024
(In thousands)	Before-Tax Amount	Tax (Expense) Benefit	Net of Tax
Available-for-sale debt securities:
Change in net unrealized (loss) gain during the period	$(13,284)	$3,256	$(10,028)
Net unrealized losses	(13,284)	3,256	(10,028)

Employee benefit plans:
Amortization of net retirement plan actuarial gain (loss)	242	(59)	183
Amortization of net retirement plan prior service cost	45	(11)	34
Employee benefit plans	287	(70)	217
Other comprehensive (loss) income	$(12,997)	$3,186	$(9,811)

	Three Months Ended March 31, 2023
(In thousands)	Before-Tax Amount	Tax (Expense) Benefit	Net of Tax
Available-for-sale debt securities:
Change in net unrealized gain (loss) during the period	$27,255	$(6,677)	$20,578
Net unrealized gains (losses)	27,255	(6,677)	20,578

Employee benefit plans:
Amortization of net retirement plan actuarial gain (loss)	297	(73)	224
Amortization of net retirement plan prior service cost	55	(14)	41
Employee benefit plans	352	(87)	265
Other comprehensive income (loss)	$27,607	$(6,764)	$20,843

The following table presents the activity in our accumulated other comprehensive income (loss) for the periods indicated:

(In thousands)	Available-for- Sale Debt Securities	Employee Benefit Plans	Accumulated Other Comprehensive (Loss) Income
Balance at January 1, 2024	$(99,535)	$(25,470)	$(125,005)
Other comprehensive loss before reclassifications	(10,028)	0	(10,028)
Amounts reclassified from accumulated other comprehensive (loss) income	0	217	217
Net current-period other comprehensive (loss) income	(10,028)	217	(9,811)
Balance at March 31, 2024	$(109,563)	$(25,253)	$(134,816)

Balance at January 1, 2023	$(178,803)	$(29,886)	$(208,689)
Other comprehensive income before reclassifications	20,578	0	20,578
Amounts reclassified from accumulated other comprehensive (loss) income	0	265	265
Net current-period other comprehensive income (loss)	20,578	265	20,843
March 31, 2023	$(158,225)	$(29,621)	$(187,846)

The following tables present the amounts reclassified out of each component of accumulated other comprehensive (loss) income for the three months ended March 31, 2024 and 2023:

Three Months Ended March 31, 2024
Details about Accumulated other Comprehensive Income (Loss) Components (In thousands)	Amount Reclassified from Accumulated Other Comprehensive (Loss) Income[1]	Affected Line Item in the Statement Where Net Income is Presented
Available-for-sale debt securities:
Unrealized gains and losses on available-for-sale debt securities	$0	Net loss on securities transactions
	0	Tax expense
	0	Net of tax
Employee benefit plans:
Amortization of the following [2]
Net retirement plan actuarial loss	(242)	Other operating expense
Net retirement plan prior service cost	(45)	Other operating expense
	(287)	Total before tax
	70	Tax benefit
	$(217)	Net of tax

Three Months Ended March 31, 2023
Details about Accumulated other Comprehensive Income (Loss) Components (In thousands)	Amount Reclassified from Accumulated Other Comprehensive (Loss) Income[1]	Affected Line Item in the Statement Where Net Income is Presented
Available-for-sale debt securities:
Unrealized gains and losses on available-for-sale debt securities	$0	Net loss on securities transactions
	0	Tax expense
	0	Net of tax
Employee benefit plans:
Amortization of the following[2]
Net retirement plan actuarial loss	(297)	Other operating expense
Net retirement plan prior service cost	(55)	Other operating expense
	(352)	Total before tax
	87	Tax benefit
	$(265)	Net of tax
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

Components of Net Periodic Benefit Cost:

	Pension Benefits		Life and Health		SERP Benefits
	Three Months Ended		Three Months Ended		Three Months Ended
(In thousands)	03/31/2024	03/31/2023	03/31/2024	03/31/2023	03/31/2024	03/31/2023
Service cost	$0	$0	$7	$15	$12	$14
Interest cost	832	823	90	89	298	299
Expected return on plan assets	(1,232)	(1,199)	0	0	0	0
Amortization of net retirement plan actuarial loss	259	304	(17)	(7)	0	0
Amortization of net retirement plan prior service (credit) cost	0	0	(11)	(15)	56	70
Net periodic benefit (income) cost	$(141)	$(72)	$69	$82	$366	$383

The service component of net periodic benefit cost for the Company's benefit plans is recorded as a part of salaries and wages in the consolidated statements of income. All other components are recorded as part of other operating expenses in the consolidated statements of income.

The Company realized approximately $217,000 and $266,000, net of tax, as amortization of amounts previously recognized in accumulated other comprehensive (loss) income, for the three months ended March 31, 2024 and 2023, respectively.

The Company is not required to contribute to the pension plan in 2024, but it may make voluntary contributions. The Company did not contribute to the pension plan in the first three months of 2024 and 2023.

9. Other Income and Operating Expense

Other income and operating expense totals are presented in the table below. Components of these totals exceeding 1% of the aggregate of total noninterest income and total noninterest expenses for any periods presented below are stated separately.

	Three Months Ended
(In thousands)	03/31/2024	03/31/2023
Noninterest Income
Other service charges	$656	$615
Earnings from corporate owned life insurance	551	615
Net gains on the sale of loans originated for sale	73	38
Other income	940	673
Total other income	$2,220	$1,941
Noninterest Expenses
Marketing expense	$975	$1,105
Professional fees	1,700	1,804
Legal fees	223	419
Technology expense	4,065	4,007
FDIC insurance	1,409	1,054
Cardholder expense	1,060	1,016
Other expenses	3,559	4,064
Total other operating expense	$12,991	$13,469

10. Revenue Recognition
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

The following table presents noninterest income, segregated by revenue streams, for the three months ended March 31, 2024 and 2023:

	Three Months Ended
(In thousands)	03/31/2024	03/31/2023
Noninterest Income
In-scope of Topic 606:
Commissions and Fees	$8,922	$8,517
Installment Billing	54	1
Refund of Commissions	(19)	59
Contract Liabilities/Deferred Revenue	(4)	(3)
Contingent Commissions	1,306	935
Subtotal Insurance Revenues	10,259	9,509
Trust and Asset Management	4,468	3,435
Mutual Fund & Investment Income	469	1,074
Subtotal Investment Service Income	4,937	4,509
Service Charges on Deposit Accounts	1,796	1,746
Card Services Income	2,939	2,682
Other	320	351
Noninterest Income (in-scope of ASC 606)	20,251	18,797
Noninterest Income (out-of-scope of ASC 606)	1,886	1,603
Total Noninterest Income	$22,137	$20,400

Contract Balances
A contract asset balance occurs when an entity performs a service for a customer before the customer pays consideration or before payment is due, which would result in contract receivables or assets, respectively. A contract liability balance is an entity’s obligation to transfer a service to a customer for which the entity has already received payment or for which payment is due from the customer. The Company’s noninterest revenue streams, excluding some insurance commissions and fees, are largely based on transactional activity, or standard month-end revenue accruals such as asset management fees based on month-end market values. Receivables primarily consist of amounts due for insurance and wealth management services performed for which the Company's performance obligations have been fully satisfied. Receivables for the insurance and wealth management services amounted to $5.0 million and $3.6 million, respectively, at March 31, 2024, compared to $5.7 million and $3.0 million, respectively, at December 31, 2023. Additionally, the Company had contract assets related to contingent income of $615,000 and $2.8 million, respectively, at March 31, 2024 and December 31, 2023, and contract liabilities of $765,000 and $1.9 million, respectively at March 31, 2024 and December 31, 2023.

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

11. Financial Guarantees

The Company currently does not issue any guarantees that would require liability recognition or disclosure, other than standby letters of credit. The Company extends standby letters of credit to its customers in the normal course of business. The standby letters of credit are generally short-term. As of March 31, 2024, the Company’s maximum potential obligation under standby letters of credit was $30.1 million compared to $39.1 million at December 31, 2023. Management uses the same credit policies to extend standby letters of credit that it uses for on-balance sheet lending decisions and may require collateral to support standby letters of credit based upon its evaluation of the counterparty. Management does not anticipate any significant losses as a result of these transactions, and has determined that the fair value of standby letters of credit is not significant.

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

Banking
Tompkins Community Bank has twelve banking offices located in Ithaca, NY and surrounding communities; fifteen banking offices located in the Genesee Valley region of New York State, which includes Monroe County; twelve banking offices located in the counties north of New York City; and sixteen banking offices headquartered and operating in the areas surrounding southeastern Pennsylvania.

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

Summarized financial information concerning the Company’s reportable segments and the reconciliation to the Company’s consolidated results is shown in the following table. Investment in subsidiaries is netted out of the presentations below. The “Intercompany” column identifies the intercompany activities of revenues, expenses and other assets between the banking, insurance and wealth management services segments. The Company accounts for intercompany fees and services at an estimated fair value according to regulatory requirements for the services provided. Intercompany items relate primarily to the use of human resources, information systems, accounting and marketing services provided by the bank and the holding company. All other accounting policies are the same as those described in the summary of significant accounting policies in the Company's Annual Report on Form 10-K for the year ended December 31, 2023.

Three months ended March 31, 2024
(In thousands)	Banking	Insurance	Wealth Management	Intercompany	Consolidated
Interest income	$83,183	$1	$0	$(1)	$83,183
Interest expense	32,509	0	0	(1)	32,508
Net interest income	50,674	1	0	0	50,675
Provision for credit loss expense	854	0	0	0	854
Noninterest income	7,111	10,526	5,039	(539)	22,137
Noninterest expense	39,363	7,227	3,806	(539)	49,857
Income before income tax expense	17,568	3,300	1,233	0	22,101
Income tax expense	3,986	906	306	0	5,198
Net Income attributable to noncontrolling interests and Tompkins Financial Corporation	13,582	2,394	927	0	16,903
Less: Net income attributable to noncontrolling interests	31	0	0	0	31
Net Income attributable to Tompkins Financial Corporation	$13,551	$2,394	$927	$0	$16,872

Depreciation and amortization	$2,922	$43	$41	$0	$3,006
Assets	7,719,504	45,987	29,577	(17,034)	7,778,034
Goodwill	64,525	19,866	8,211	0	92,602
Other intangibles, net	953	1,262	32	0	2,247
Net loans and leases	5,588,820	0	0	0	5,588,820
Deposits	6,473,721	0	0	(24,105)	6,449,616
Total Equity	$598,717	$37,039	$33,582	$0	$669,338

Three months ended March 31, 2023
(In thousands)	Banking	Insurance	Wealth Management	Intercompany	Consolidated
Interest income	$69,238	$1	$0	$(1)	$69,238
Interest expense	14,993	0	0	(1)	14,992
Net interest income	54,245	1	0	0	54,246
(Credit) provision for credit loss expense	(825)	0	0	0	(825)
Noninterest income	6,698	9,636	4,621	(555)	20,400
Noninterest expense	39,848	7,215	3,650	(555)	50,158
Income before income tax expense	21,920	2,422	971	0	25,313
Income tax expense	4,989	673	239	0	5,901
Net Income attributable to noncontrolling interests and Tompkins Financial Corporation	16,931	1,749	732	0	19,412
Less: Net income attributable to noncontrolling interests	31	0	0	0	31
Net Income attributable to Tompkins Financial Corporation	$16,900	$1,749	$732	$0	$19,381

Depreciation and amortization	$2,589	$44	$45	$0	$2,678
Assets	7,586,753	43,779	29,013	(15,174)	7,644,371
Goodwill	64,655	19,866	8,081	0	92,602
Other intangibles, net	984	1,576	45	0	2,605
Net loans and leases	5,227,572	0	0	0	5,227,572
Deposits	6,527,953	0	(4,245)	(14,699)	6,509,009
Total Equity	$584,650	$35,625	$29,490	$0	$649,765

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

The following tables summarize financial assets and financial liabilities measured at fair value on a recurring basis as of March 31, 2024 and December 31, 2023, segregated by the level of valuation inputs within the fair value hierarchy used to measure fair value:

Recurring Fair Value Measurements
March 31, 2024
(In thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Assets
Available-for-sale debt securities
U.S. Treasuries	$109,528	$0	$109,528	$0
Obligations of U.S. Government sponsored entities	443,199	0	443,199	0
Obligations of U.S. states and political subdivisions	81,036	0	81,036	0
Mortgage-backed securities – residential, issued by:
U.S. Government agencies	42,506	0	42,506	0
U.S. Government sponsored entities	687,747	0	687,747	0
U.S. corporate debt securities	2,339	0	2,339	0
Total Available-for-sale debt securities	$1,366,355	$0	$1,366,355	$0
Equity securities, at fair value	772	0	0	772
Derivatives designated as hedging instruments	2,653	0	2,653	0
Derivatives not designated as hedging instruments	887	0	887	0
Liabilities
Derivatives not designated as hedging instruments	$1,044	$0	$1,044	$0

Recurring Fair Value Measurements
December 31, 2023
(In thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Assets
Available-for-sale debt securities
U.S. Treasuries	$109,904	$0	$109,904	$0
Obligations of U.S. Government sponsored entities	456,458	0	456,458	0
Obligations of U.S. states and political subdivisions	81,924	0	81,924	0
Mortgage-backed securities – residential, issued by:
U.S. Government agencies	45,240	0	45,240	0
U.S. Government sponsored entities	720,830	0	720,830	0
U.S. corporate debt securities	2,294	0	2,294	0
Total Available-for-sale debt securities	$1,416,650	$0	$1,416,650	$0
Equity securities, at fair value	787	0	0	787
Derivatives designated as hedging instruments	1,503	0	1,503	0
Derivatives not designated as hedging instruments	1,610	0	1,610	0
Liabilities
Derivatives not designated as hedging instruments	$1,826	$0	$1,826	$0

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

The change in the fair value of equity securities valued using significant unobservable inputs (level 3), between December 31, 2023 and March 31, 2024, was immaterial.

There were no transfers between Levels 1, 2 and 3 for the three months ended March 31, 2024.

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

Certain assets are measured at fair value on a nonrecurring basis. For the Company, these include loans held for sale, collateral dependent individually evaluated loans, and other real estate owned ("OREO"). As of March 31, 2024 and 2023, certain collateral dependent evaluated loans were remeasured and reported at fair value through a specific valuation allowance and/or partial charge-offs for credit losses based upon the fair value of the underlying collateral. Collateral values are estimated using Level 3 inputs. Upon initial recognition, fair value write-downs are taken through a charge-off to the allowance for credit losses. Subsequent fair value write-downs on other real estate owned are reported in other noninterest expense.

The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments at March 31, 2024 and 2023. The carrying amounts shown in the table are included in the Consolidated Statements of Condition under the indicated captions:

Three months ended March 31, 2024
(In thousands)		Fair value measurements at reporting date using:			Gain (losses) from fair value changes
Assets:	As of 03/31/2024	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Three months ended 03/31/2024
Individually evaluated loans	$1,248	$0	$0	$1,248	$0
Other real estate owned	0	0	0	0	43

Three months ended March 31, 2023
(In thousands)		Fair value measurements at reporting date using:			Gain (losses) from fair value changes
Assets:	As of 03/31/2023	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Three months ended 03/31/2023
Individually evaluated loans	$0	$0	$0	$0	$826
Other real estate owned	36	0	0	36	22

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

Estimated Fair Value of Financial Instruments
March 31, 2024
(In thousands)	Carrying Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets:
Cash and cash equivalents	$57,141	$57,141	$57,141	$0	$0
Securities - held-to-maturity	312,415	265,102	0	265,102	0
FHLB stock and other stock	30,103	30,103	0	30,103	0
Accrued interest receivable	28,601	28,601	0	28,601	0
Loans/leases, net[1]	5,588,820	5,146,652	0	0	5,146,652

Financial Liabilities:
Time deposits	$974,354	$966,754	$0	$966,754	$0
Other deposits	5,475,262	5,475,262	0	5,475,262	0
Fed funds purchased and securities sold
under agreements to repurchase	43,681	43,681	0	43,681	0
Other borrowings	522,600	520,946	0	520,946	0
Accrued interest payable	3,121	3,121	0	3,121	0

Estimated Fair Value of Financial Instruments
December 31, 2023
(In thousands)	Carrying Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets:
Cash and cash equivalents	$79,542	$79,542	$79,542	$0	$0
Securities - held to maturity	312,401	267,455	0	267,455	0
FHLB stock and other stock	33,719	33,719	0	33,719	0
Accrued interest receivable	26,107	26,107	0	26,107	0
Loans/leases, net[1]	5,554,351	5,126,679	0	0	5,126,679

Financial Liabilities:
Time deposits	$998,013	$990,933	$0	$990,933	$0
Other deposits	5,401,834	5,401,834	0	5,401,834	0
Fed funds purchased and securities sold
under agreements to repurchase	50,996	50,996	0	50,996	0
Other borrowings	602,100	600,814	0	600,814	0
Accrued interest payable	3,474	3,474	0	3,474	0
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

14. Derivatives and Hedging Activities

Risk Management Objective of Using Derivatives

The Company is exposed to certain risk arising from both its business operations and economic conditions. The Company principally manages its exposures to a wide variety of business and operational risks through management of its core business activities. The Company manages economic risks, including interest rate, liquidity, and credit risk primarily by managing the amount, sources, and duration of its assets and liabilities and the use of derivative financial instruments. Specifically, the Company enters into derivative financial instruments to manage exposures that arise from business activities that result in the receipt or payment of future known and uncertain cash amounts, the value of which are determined by interest rates. The Company also enters into interest rate derivatives to accommodate the business requirements of certain qualifying customers. All derivatives are recognized as other assets or other liabilities on the Company's Consolidated Statements of Condition at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative and resulting designation.

Derivatives Designated as Hedging Instruments

Fair Value Hedges of Interest Rate Risk
The Company is exposed to changes in the fair value of certain of its fixed-rate assets due to changes in benchmark interest rates. The Company uses interest rate swaps to manage its exposure to changes in fair value on these instruments attributable to changes in the designated benchmark interest rate. Interest rate swaps designated as fair value hedges involve the payment of fixed-rate amounts to a counterparty in exchange for the Company receiving variable-rate payments over the life of the agreements without the exchange of the underlying notional amount. As of March 31, 2024, the Company had interest rate swaps with a total notional amount of $150.0 million hedging fixed-rate residential mortgage loans.

For derivatives designated and that qualify as fair value hedges, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in interest income.

As of March 31, 2024 and December 31, 2023, the following amounts were recorded on the consolidated statements of condition related to cumulative basis adjustment for fair value hedges.

Line Item in the Statement of Financial Position in Which the Hedged Item is Included	Carrying Amount of the Hedged Assets/(Liabilities)	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets/(Liabilities)	Carrying Amount of the Hedged Assets/(Liabilities)	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets/(Liabilities)
	March 31, 2024	March 31, 2024	December 31, 2023	December 31, 2023
Fixed Rate Loans[1]	$147,467	$(2,533)	$148,633	$(1,367)
Total	$147,467	$(2,533)	$148,633	$(1,367)
[1] These amounts include the amortized cost basis of closed portfolios of fixed rate loans used to designate hedging relationships in which the hedged item is the stated amount of assets in the closed portfolio anticipated to be outstanding for the designated hedged period. At March 31, 2024 and December 31, 2023, the amortized cost basis of the closed portfolios used in these hedging relationships was $753.0 million and $763.4 million respectively; the cumulative basis adjustments associated with these hedging relationships was $2.5 million and $1.4 million, respectively; and the amounts of the designated hedged items were $150.0 million for both periods.

Derivatives Not Designated as Hedging Instruments

The Company enters into interest rate swaps to help commercial loan borrowers manage their interest rate risk. These interest rate swap contracts allow borrowers to convert variable-rate loan payments to fixed-rate loan payments. When the Company enters into an interest rate derivative contract with a commercial loan borrower, it simultaneously enters into a “mirror” interest rate contract with a third party. For interest rate swaps, the third party exchanges the client’s fixed-rate loan payments for variable-rate loan payments. The Company's credit policies with respect to interest rate contracts with commercial borrowers are similar to those used for loans. The Company retains the risk that is associated with the potential failure of counterparties and the risk inherent in originating loans. The interest rate contracts with counterparties are generally subject to bilateral collateralization terms. These derivatives are not designated as hedges and therefore, changes in fair value are recognized in earnings.

The Company has entered into risk participation agreements with other banks in commercial loan arrangements. Participating banks guarantee the performance on borrower-related interest rate swap contracts. These derivatives are not designated as hedges and therefore, changes in fair value are recognized in earnings.

Under a risk participation-out agreement, a derivative asset, the Company participates out a portion of the credit risk associated with the interest rate swap position executed with the commercial borrower for a fee paid to the participating bank. Under a risk participation-in agreement, a derivative liability, the Company assumes, or participates in, a portion of the credit risk associated with the interest rate swap position with the commercial borrower for a fee received from the other bank.

Tabular Disclosure of Fair Values of Derivative Instruments on the Consolidated Statements of Condition

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the consolidated statements of condition as of March 31, 2024 and December 31, 2023. The Company began entering into derivative transactions in the second quarter of 2022.

Derivative Assets
	March 31, 2024
(In thousands)	Notional Amount	Balance Sheet Location	Fair Value*
Derivatives designated as hedging instruments
Interest Rate Products	$150,000	Other Assets	$2,653
Total derivatives designated as hedging instruments			$2,653

Derivatives not designated as hedging instruments
Interest Rate Products	$52,545	Other Assets	$887
Risk Participation Agreement	0	Other Assets	0
Total derivatives not designated as hedging instruments			$887

Derivative Assets
	December 31, 2023
(In thousands)	Notional Amount	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Interest Rate Products	$150,000	Other Assets	$1,503
Total derivatives designated as hedging instruments			$1,503

Derivatives not designated as hedging instruments
Interest Rate Products	$34,930	Other Assets	$1,610
Risk Participation Agreement	0	Other Assets	0
Total derivatives not designated as hedging instruments			$1,610

Derivative Liabilities
	March 31, 2024
(In thousands)	Notional Amount	Balance Sheet Location	Fair Value*
Derivatives not designated as hedging instruments
Interest Rate Products	$52,545	Other Liabilities	$1,019
Risk Participation Agreement	17,302	Other Liabilities	25
Total derivatives not designated as hedging instruments			$1,044

	December 31, 2023
(In thousands)	Notional Amount	Balance Sheet Location	Fair Value
Derivatives not designated as hedging instruments
Interest Rate Products	$34,930	Other Liabilities	$1,778
Risk Participation Agreement	7,542	Other Liabilities	48
Total derivatives not designated as hedging instruments			$1,826

Tabular Disclosure of the Effect of Fair Value and Cash Flow Hedge Accounting on the Consolidated Statements of Income

The table below presents the effect of the Company’s derivative financial instruments on the consolidated statements of income for the three months ended March 31, 2024 and 2023:

The Effect of Fair Value and Cash Flow Hedge Accounting on the Statement of Consolidated Income
	Location of Gain or (Loss) Recognized in Income on Derivative
	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023
(In thousands)	Interest Income
Total amounts of income and expense line items presented in the statement of financial performance in which the effects of fair value or cash flow hedges are recorded	$664	$0
The effects of fair value and cash flow hedging:
Gain or (loss) on fair value hedging relationships in Subtopic 815-20
Interest contracts
Hedged items	(1,165)	0
Derivatives designated as hedging instruments	1,829	0

Tabular Disclosure of the Effect of Derivatives Not Designated as Hedging Instruments on the Income Statement

The table below presents the effect of the Company’s derivative financial instruments that are not designated as hedging instruments on the consolidated statements of income for the three months ending March 31, 2024 and March 31, 2023:

Effect of Derivatives Not Designated as Hedging Instruments on the Statement of Consolidated Income
Derivatives Not Designated as Hedging Instruments under Subtopic 815-20	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
		Three Months Ended
(In thousands)		March 31, 2024	March 31, 2023
Interest Rate Products	Other Income	$36	$0
Risk Participation Agreement	Other Income	72	(6)
Total		$108	$(6)

Fee Income	Other income	$239	$0

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

As of March 31, 2024 and December 31, 2023, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $1.1 million and $1.8 million, respectively. As of March 31, 2024 and December 31, 2023, the Company has posted $851,444 and $1.5 million, respectively, in collateral related to these agreements. The interest rate hedge counterparty has posted $2.4 million and $1.5 million of collateral in proportion to potential losses in the derivative position at March 31, 2024 and December 31, 2023, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
BUSINESS

Overview
Tompkins Financial Corporation ("Tompkins" or the "Company") is headquartered in Ithaca, New York and is registered as a Financial Holding Company with the Federal Reserve Board under the Bank Holding Company Act of 1956, as amended. The Company is a locally oriented, community-based financial services organization that offers a full array of products and services, including commercial and consumer banking, leasing, trust and investment management, financial planning and wealth management, and insurance services. At March 31, 2024, the Company had one wholly-owned banking subsidiary, Tompkins Community Bank. Tompkins Community Bank provides a full array of wealth management services under the Tompkins Financial Advisors brand, including investment management, trust and estate, financial and tax planning as well as life, disability and long-term care insurance services. The Company also has a wholly-owned insurance agency subsidiary, Tompkins Insurance Agencies, Inc. ("Tompkins Insurance"). The Company’s principal offices are located at 118 E. Seneca Street, P.O. Box 460, Ithaca, NY, 14850, and its telephone number is (888) 503-5753. The Company’s common stock is traded on the NYSE American under the Symbol "TMP."

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

Business Segments
Banking services consist primarily of attracting deposits from the areas served by Tompkins Community Bank, which has 55 banking offices (39 offices in New York and 16 offices in Pennsylvania) and using those deposits to originate a variety of commercial loans, agricultural loans, consumer loans, real estate loans, and leases. The Company’s lending function is managed within the guidelines of a comprehensive Board-approved lending policy. Reporting systems are in place to provide management with ongoing information related to loan production, loan quality, concentrations of credit, loan delinquencies, and nonperforming and potential problem loans. Banking services also include a full suite of products such as debit cards, credit cards, remote deposit, electronic banking, mobile banking, cash management, and safe deposit services.

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

OTHER IMPORTANT INFORMATION

The following discussion is intended to provide an understanding of the consolidated financial condition and results of operations of the Company for the three months ended March 31, 2024. It should be read in conjunction with the Company’s Audited Consolidated Financial Statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, and the Unaudited Consolidated Financial Statements and notes thereto included in Part I of this Quarterly Report on Form 10-Q.

In this Report, there are comparisons of the Company’s performance to that of a peer group, which is comprised of 180 domestic bank holding companies with $3 billion to $10 billion in total assets as defined in the Federal Reserve’s "Bank Holding Company Performance Report" for December 31, 2023 (the most recent report available). Although the peer group data is presented based upon financial information that is one fiscal quarter behind the financial information included in this report, the Company believes that it is relevant to include certain peer group information for comparison to current quarter numbers.

Forward-Looking Statements
This Quarterly Report on Form 10-Q contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The statements contained in this Report that are not statements of historical fact may include forward-looking statements that involve a number of risks and uncertainties. Forward-looking statements may be identified by use of such words as "may", "will", "estimate", "intend", "continue", "believe", "expect", "plan", or "anticipate", and other similar words. Examples of forward-looking statements may include statements regarding the asset quality of the Company's loan portfolios; the level of the Company's allowance for credit losses; whether, when and how borrowers will repay deferred amounts and resume scheduled payments; the sufficiency of liquidity sources; the Company's exposure to changes in interest rates, and to new, changed, or extended government/regulatory expectations; the need to sell securities before recovery of amortized cost; the impact of changes in accounting standards; and trends, plans, prospects, growth and strategies. Forward-looking statements are made based on management’s expectations and beliefs concerning future events impacting the Company and are subject to certain uncertainties and factors relating to the Company’s operations and economic environment, all of which are difficult to predict and many of which are beyond the control of the Company, that could cause actual results of the Company to differ materially from those expressed and/or implied by forward-looking statements and historical performance. The following factors, in addition to those listed as Risk Factors in Item 1A of this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2023, are among those that could cause actual results to differ materially from the forward-looking statements and historical performance: changes in general economic, market and regulatory conditions; our ability to attract and retain deposits and other sources of liquidity; gross domestic product growth and inflation trends; the impact of the interest rate and inflationary environment on the Company's business, financial condition and results of operations; other income or cash flow anticipated from the Company's operations, investment and/or lending activities; changes in laws and regulations affecting public companies, banks, bank holding companies and/or financial holding companies, and state and local government mandates; the impact of any change in the FDIC insurance assessment rate or the rules and regulations related to the calculation of the FDIC insurance assessment amount; technological developments and changes; cybersecurity incidents and threats; the ability to continue to introduce competitive new products and services on a timely, cost-effective basis; governmental and public policy changes, including environmental regulation; reliance on large customers; the ability to access financial resources in the amounts, at the times and on the terms required to support the Company’s future businesses; and the economic impact of national and global events, including the response to bank failures, the wars in Ukraine and Israel, widespread protests, civil unrest, political uncertainty, and pandemics or other public health crises.

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

Management considers accounting estimates to be critical to reported financial results if (i) the accounting estimates require management to make assumptions about matters that are highly uncertain, and (ii) different estimates that management reasonably could have used for the accounting estimate in the current period, or changes in the accounting estimate that are reasonably likely to occur from period to period, could have a material impact on the Company’s financial statements. Management considers the accounting policy relating to the allowance for credit losses ("allowance", or "ACL") to be a critical accounting policy because of the uncertainty and subjectivity involved in this policy and the material effect that estimates related to this area can have on the Company’s results of operations.

The Company’s methodology for estimating the allowance considers available relevant information about the collectability of cash flows, including information about past events, current conditions, and reasonable and supportable forecasts. Refer to "Allowance for Credit Losses" below, Note 5 - "Allowance for Credit Losses", and Note 1 – "Summary of Significant

Accounting Policies" in the Notes to Consolidated Financial Statements contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2023.

For information on the Company's significant accounting policies and to gain a greater understanding of how the Company’s financial performance is reported, refer to Note 1 – "Summary of Significant Accounting Policies" in the Notes to Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023. Refer to "Recently Issued Accounting Standards" in Management's Discussion and Analysis in this Quarterly Report on Form 10-Q for a discussion of recent accounting updates.

Critical Accounting Estimates

The Company's significant accounting policies conform with GAAP and are described in Note 1 "Summary of Significant Accounting Policies" in the Notes to Consolidated Financial Statements contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2023. In applying those accounting policies, management of the Company is required to exercise judgment in determining many of the methodologies, assumptions and estimates to be utilized. Certain critical accounting estimates are more dependent on such judgment and in some cases may contribute to volatility in the Company's reported financial performance should the assumptions and estimates used change over time due to changes in circumstances. The more significant area in which management of the Company applies critical assumptions and estimates includes the following:

•Accounting for credit losses - The Company accounts for the allowance for credit losses using the current expected credit loss model. Under this model., the allowance for credit losses represents a valuation account that is deducted from the amortized cost basis of certain financial assets, including loans and leases, to present the net amount expected to be collected at the balance sheet date. A provision for credit losses is recorded to adjust the level of the allowance as deemed necessary by management. In estimating expected losses in the loan and lease portfolio, borrower-specific financial data and macro-economic assumptions are utilized to project losses over a reasonable and supportable forecast period. For certain loan pools that share similar risk characteristics, the Company utilizes statistically developed models to estimate amounts and timing of expected future cash flows, collateral values and other factors used to determine the borrowers' abilities to repay obligations. Such models consider historical correlations of credit losses with various macroeconomic assumptions including unemployment and gross domestic product. These forecasts may be adjusted for inherent limitations or biases of the models. Subsequent to the forecast period, the Company utilizes longer-term historical loss experience to estimate losses over the remaining contractual life of the loans. Changes in the circumstances considered when determining management's estimates and assumptions could result in changes in those estimates and assumptions, which could result in adjustment of the allowance for credit losses in future periods. A discussion of facts and circumstances considered by management in determining the allowance for credit losses is included herein in Note 5 - "Allowance for Credit Losses" in the Notes to the Unaudited Consolidated Financial Statements.

RESULTS OF OPERATIONS

Performance Summary
Net income for the first quarter of 2024 was $16.9 million or $1.18 diluted earnings per share, compared to $19.4 million or $1.35 diluted earnings per share for the same period in 2023. The decrease in net income from the first quarter of 2023 was mainly a result of increased funding costs and increased provision for credit loss expense, partially offset by an increase in noninterest income and a decrease in noninterest expenses.

Return on average assets ("ROA") for the quarter ended March 31, 2024 was 0.87%, compared to 1.03% for the quarter ended March 31, 2023. Return on average shareholders’ equity ("ROE") for the first quarter of 2024 was 10.18%, compared to 12.45% for the same period in 2023.

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

Banking Segment
The banking segment reported net income of $13.6 million for the first quarter of 2024, a decrease of $3.3 million or 19.8% from net income of $16.9 million for the same period in 2023. The decrease in net income for the first quarter of 2024 compared to the first quarter of 2023 was primarily due to increased funding costs as well an increased provision for credit loss expense, partially offset by an increase in noninterest income and a decrease in noninterest expense.

Net interest income of $50.7 million for the first quarter of 2024 was down $3.6 million or 6.6% from the same period in 2023. The decrease in net interest income was primarily due to higher funding costs, partially offset by an increase in the average yields on interest-earning assets in the first quarter of 2024 compared to the first quarter of 2023. The average yield on interest-earning assets benefited from higher market interest rates as well as a shift in the composition of average earning assets with growth in average loan balances. The increase in funding costs reflects the impact of higher market interest rates as well as the mix of funding sources, with an increase in average time deposits and other borrowings.

The provision for credit loss expense was $854,000 for the three months ended March 31, 2024, compared to a provision credit of $825,000 for the same period in 2023. The provision in the first quarter of 2023 benefited from significant net loan recoveries during the quarter. For additional information, see the section titled "The Allowance for Credit Losses" below.

Noninterest income of $7.1 million for the three months ended March 31, 2024 was up $413,000 or 6.2% compared to the same period in 2023. The increase in the three months ended March 31, 2024 from the same period in 2023 included an increase in derivatives related income of $353,000.

Noninterest expense of $39.4 million for the first quarter of 2024 was down $485,000 or 1.2% from the same period in 2023. Salary and employee benefits were down compared to the same period in 2023 mainly due to reduced health insurance, incentive pay and disability insurance expenses. FDIC insurance expense for the first quarter of 2024 was $1.4 million, up 33.7% over the first quarter of 2023. The increase in FDIC insurance expense was mainly offset by decreases in legal, marketing. and travel and meetings expenses.

Insurance Segment
The insurance segment reported net income of $2.4 million for the three months ended March 31, 2024, which was up $645,000 or 36.9% compared to the first quarter of 2023. Noninterest income in the first quarter of 2024 increased by $890,000 or 9.2% compared to the same period in 2023. Insurance commissions were up $390,000 or 4.5%, contingency income was up $371,000 or 39.6%, and other income increased by $132,000 compared to the first quarter of 2023. Included in other income for the first quarter of 2024 was a gain recognized on the sale of a building in the amount of $135,000.

Noninterest expenses were up $12,000 or 0.2% for the first quarter of 2024 compared to the first quarter of 2023.

Wealth Management Segment
The wealth management segment reported net income of $927,000 for the three months ended March 31, 2024, which was up $195,000 or 26.6% compared to the first quarter of 2023. The increase in net income for the three month period ended March 31, 2024, compared to the same period in 2023, was mainly attributable to an increase in revenue. The increase in revenue was a result of growth in assets under management, which was mainly driven by new production and positive market performance experienced at the end of 2023 through March 31, 2024. Noninterest expense for the first quarter of 2024 increased by $156,000 or 4.3% compared to the same period of 2023. The increase in noninterest expense was mainly attributable to an increase in salaries and employee benefits, which were up $190,000 or 8.1% for the first three months of 2024 compared to the same period in 2023, and was mainly driven by an increase in average full time equivalent employees. The increase in noninterest was partially offset by decreases in marketing and professional fees.

Average Net Interest Income
The following tables show average interest-earning assets and interest-bearing liabilities, and the corresponding yield or cost associated with each, for each of the three month periods ended March 31, 2024 and 2023 and the prior quarter ended December 31, 2023:

Average Consolidated Statements of Condition and Net Interest Analysis (Unaudited)
	Quarter Ended			Quarter Ended
	March 31, 2024			December 31, 2023
	Average			Average
	Balance		Average	Balance		Average
(Dollar amounts in thousands)	(QTD)	Interest	Yield/Rate	(QTD)	Interest	Yield/Rate
ASSETS
Interest-earning assets
Interest-bearing balances due from banks	$12,202	$154	5.08%	$14,351	$227	6.28%
Securities (1)
U.S. Government securities	1,756,122	10,303	2.36%	1,789,043	10,411	2.31%
State and municipal (2)	89,886	570	2.55%	90,070	574	2.53%
Other securities	3,278	60	7.32%	3,242	60	7.37%
Total securities	1,849,286	10,933	2.38%	1,882,355	11,045	2.33%
FHLBNY and FRB stock	34,613	601	6.99%	24,555	584	9.44%
Total loans and leases, net of unearned income (2)(3)	5,621,604	71,779	5.14%	5,486,715	69,197	5.00%
Total interest-earning assets	7,517,705	83,467	4.47%	7,407,976	81,053	4.34%
Other assets	283,420			259,006
Total assets	$7,801,125			$7,666,982
LIABILITIES & EQUITY
Deposits
Interest-bearing deposits
Interest bearing checking, savings, & money market	3,546,216	15,036	1.71%	3,643,919	14,915	1.62%
Time deposits	988,891	9,398	3.82%	925,790	8,560	3.67%
Total interest-bearing deposits	4,535,107	24,434	2.17%	4,569,709	23,475	2.04%
Federal funds purchased & securities sold under agreements to repurchase	48,779	13	0.10%	51,903	14	0.10%
Other borrowings	622,951	8,061	5.21%	398,932	4,937	4.91%
Total interest-bearing liabilities	5,206,836	32,508	2.51%	5,020,544	28,426	2.25%
Noninterest bearing deposits	1,831,244			1,920,510
Accrued expenses and other liabilities	96,292			103,648
Total liabilities	7,134,373			7,044,702
Tompkins Financial Corporation Shareholders’ equity	665,333			620,789
Noncontrolling interest	1,419			1,491
Total equity	666,752			622,280

Total liabilities and equity	$7,801,125			$7,666,982
Interest rate spread			1.95%			2.09%
Net interest income/margin on earning assets		50,959	2.73%		52,627	2.82%

Tax Equivalent Adjustment		(284)			(268)
Net interest income per consolidated financial statements		$50,675			$52,359

Average Consolidated Statements of Condition and Net Interest Analysis (Unaudited)
	Quarter Ended			Quarter Ended
	March 31, 2024			March 31, 2023
	Average			Average
	Balance		Average	Balance		Average
(Dollar amounts in thousands)	(QTD)	Interest	Yield/Rate	(QTD)	Interest	Yield/Rate
ASSETS
Interest-earning assets
Interest-bearing balances due from banks	$12,202	$154	5.08%	$12,733	$139	4.42%
Securities (1)
U.S. Government securities	1,756,122	10,303	2.36%	2,033,307	7,424	1.48%
State and municipal (2)	89,886	570	2.55%	93,201	599	2.60%
Other securities	3,278	60	7.32%	3,284	53	6.55%
Total securities	1,849,286	10,933	2.38%	2,129,792	8,076	1.54%
FHLBNY and FRB stock	34,613	601	6.99%	16,750	300	7.26%
Total loans and leases, net of unearned income (2)(3)	5,621,604	71,779	5.14%	5,251,278	61,034	4.71%
Total interest-earning assets	7,517,705	83,467	4.47%	7,410,553	69,549	3.81%
Other assets	283,420			223,240
Total assets	$7,801,125			$7,633,793
LIABILITIES & EQUITY
Deposits
Interest-bearing deposits
Interest bearing checking, savings, & money market	3,546,216	15,036	1.71%	3,833,566	8,641	0.91%
Time deposits	988,891	9,398	3.82%	673,871	3,541	2.13%
Total interest-bearing deposits	4,535,107	24,434	2.17%	4,507,437	12,182	1.10%
Federal funds purchased & securities sold under agreements to repurchase	48,779	13	0.10%	57,523	14	0.10%
Other borrowings	622,951	8,061	5.21%	269,752	2,796	4.20%
Total interest-bearing liabilities	5,206,836	32,508	2.51%	4,834,712	14,992	1.26%
Noninterest bearing deposits	1,831,244			2,065,701
Accrued expenses and other liabilities	96,292			102,172
Total liabilities	7,134,373			7,002,585
Tompkins Financial Corporation Shareholders’ equity	665,333			629,784
Noncontrolling interest	1,419			1,424
Total equity	666,752			631,208
Total liabilities and equity	$7,801,125			$7,633,793
Interest rate spread			1.95%			2.55%
Net interest income/margin on earning assets		50,959	2.73%		54,557	2.99%

Tax Equivalent Adjustment		(284)			(311)

Net interest income per consolidated financial statements		$50,675			$54,246
1 Average balances and yields on available-for-sale debt securities are based on historical amortized cost
2 Interest income includes the tax effects of taxable-equivalent adjustments using an effective income tax rate of 21% in 2024 and 2023 to increase tax exempt interest income to taxable-equivalent basis.
3 Nonaccrual loans are included in the average asset totals presented above. Payments received on nonaccrual loans have been recognized as disclosed in Note 1 of the Company’s consolidated financial statements included in Part 1 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

Net Interest Income
Net interest income is the Company’s largest source of revenue, representing 69.6% of total revenues for the three months ended March 31, 2024, compared to 72.7% for the same period in 2023. Net interest income is dependent on the volume and composition of interest-earning assets and interest-bearing liabilities and the level of market interest rates. The above table shows average interest-earning assets and interest-bearing liabilities, and the corresponding yield or cost associated with each.

Net interest income for the three months ended March 31, 2024 of $50.7 million was down $3.6 million or 6.6% from the same period in 2023. The decrease was due to the impact of higher interest rates on funding mechanisms, including customer migration to higher yielding deposit products, as well as higher average borrowings, partially offset by higher yields on average interest-earning assets and higher average loan balances. The average rates paid on interest-bearing liabilities for the three months ended March 31, 2024 was up 125 basis points over the same period in 2023, while the average yield on interest-earning assets increased 66 basis points over the same period.

Net interest margin for the three months ended March 31, 2024 was 2.73% compared to 2.99% for the same period in 2023. The decrease in net interest margin for 2024 compared to 2023 was due to higher funding costs, driven by market rates and funding mix, outpacing increases on interest earning asset yields and growth in average loan balances.

The quarterly net interest margin for the first quarter of 2024 of 2.73%, which was down from a net interest margin of 2.82% for the fourth quarter of 2023. The average cost of interest-bearing liabilities for the first quarter of 2024 was up 26 basis points over the fourth quarter of 2023. For the first quarter of 2024, the average yield on interest-earning assets was up 13 basis points over the fourth quarter of 2023.

Interest income for the three months ended March 31, 2024 was $83.5 million, up 20.0% compared to the same period in 2023, reflecting higher average balances and yields of interest-earning assets. The average yield on interest-earning assets increased 66 basis points, while average interest earning assets increased $107.2 million or 1.4%.

The increase in interest income was mainly in interest and fees on loans, driven by higher yields and higher average balances for the three months ended March 31, 2024, compared to the same period in 2023. Average loan balances for the first quarter of 2024 were up $370.3 million or 7.1% from the first quarter of 2023, while the average yield on loans of 5.14% for the first quarter of 2024 was up 43 basis points from the average yield on loans in the first quarter of 2023.

Interest income on securities, excluding dividends on FHLB stock, for the three months ended March 31, 2024, was up $2.9 million or 35.4% as compared to the same period in 2023, as higher average yields more than offset lower average balances. The average yield on total securities for the first quarter of 2024 increased 84 basis points, while average balances for securities decreased $280.5 million, or 13.2%, from the same period in 2023. The increase in securities yields was driven by market interest rate increases and the repositioning of the investment portfolio through the sale of approximately $510.5 million of available-for-sale investment securities in the second and third quarters of 2023. The securities sold had an average yield of 0.86%, while the proceeds of the sale were largely reinvested into securities with an estimated yield of approximately 5.09%.

Interest expense for the three months ended March 31, 2024 increased by $17.5 million or 116.8% compared to the same period in 2023, reflecting higher average costs of funds and a shift in funding mix. The average cost of interest-bearing liabilities for the first quarter of 2024 was 2.51%, an increase of 125 basis points from the first quarter of 2023, as a result of higher market interest rates and a change in the mix of interest-bearing liabilities, with an increase in average time deposits and average other borrowings. Average time deposits for the first quarter of 2024 were up $315.0 million or 46.7% compared to the same period in 2023, while the average cost of time deposits was up 169 basis points over the same period. Average other borrowings for the three months ended March 31, 2024 were up $353.2 million or 130.9% compared to the same period in 2023. The average rate paid on other borrowings for the first quarter of 2024 was up 101 basis points over the same period in 2023. The increase in the cost of average borrowings was primarily the result of the greater utilization of comparatively higher rate overnight borrowings to fund loan growth as a result of lower average deposit balances.

Provision for Credit Losses
The provision for credit losses represents management’s estimate of the amount necessary to maintain the allowance for credit losses at an appropriate level. The provision for credit losses for the three months ended March 31, 2024 was $854,000 compared to a credit of $825,000 for the same period in 2023. Included in the provision for credit losses for both the first quarter of 2024 and 2023 were provision expenses of $506,000 and $355,000, respectively, related to off-balance sheet exposures related to growth in commercial loan pipeline. In addition to the increase in off-balance sheet exposures, the increase in provision expense for the first quarter of 2024 was due to loan growth and changes in asset quality. The provision credit in the first quarter of 2023 was largely driven by significant net recoveries. Net charge-offs for the first quarter of 2024 were $228,000 compared to net recoveries of $1.3 million reported for the same period in 2023. The section captioned "Financial Condition – The Allowance for Credit Losses" below has further details on the allowance for credit losses and asset quality metrics.

Noninterest Income
Noninterest income was $22.1 million for the first quarter of 2024, up 8.5% compared to the first quarter of 2023. Noninterest income represented 30.4% of total revenue for the three months ended March 31, 2024, compared to 27.3% for the same period in 2023.

Insurance commissions and fees of $10.3 million in the first quarter of 2024 were up $750,000 or 7.9% compared to the same period in 2023. Insurance commissions were up $390,000 or 4.5%, while contingency income was up $371,000 or 39.6%, compared to the first quarter of 2023.

Wealth management fees of $4.9 million in the first quarter of 2024 were up $428,000 or 9.5% compared to the first quarter of 2023. The increase in investment services income for the three-month period ended March 31, 2024 was mainly a result of an increase in assets under management as of March 31, 2024 compared to March 31, 2023, which was due to market performance and new business production. Wealth management fees include trust services, financial planning, wealth management services, and brokerage related services and are generally based on the market value of assets within an account and are thus impacted by volatility in equity and bond markets. The fair value of assets managed by, or in custody of, Tompkins was $3.2 billion at March 31, 2024, up from $3.1 billion at March 31, 2023.

Card services income of $2.9 million in the first quarter of 2024 was up $257,000 or 9.6% compared to the same period in 2023. The first quarter of 2024 included a $255,000 sign-on bonus related to the renewal of a card services contract.

Other income of $2.2 million in the first quarter of 2024 was up $279,000 or 14.4% compared to the same period in 2023. The increase in the first quarter of 2024 compared to the same period in 2023 included derivatives related income (up $353,000), gains on sale of fixed assets (up $154,000), and miscellaneous investments (up $159,000). The first quarter of 2023 included recognition of incentives related to card services contract ($450,000).

Noninterest Expense
Noninterest expense was $49.9 million for the first quarter of 2024, down 0.6% compared to the same period in 2023. Noninterest expense as a percentage of total revenue for the first quarter of 2024 was 68.5% compared to 67.2% for the same period in 2023.

Expenses associated with salaries and wages and employee benefits are the largest component of noninterest expense, representing 62.4% of total noninterest expense for the first quarter of 2024, compared to 62.3% for the first quarter of 2023. Salaries and wages and employee benefit expense for the three months ended March 31, 2024 were in line with the same period in 2023, as normal merit adjustments were offset by a decrease in average full time equivalents as well as decreases in healthcare and incentive expense in the first quarter of 2024 compared to the same period in 2023.

The increase in net occupancy expense of premises and furniture and fixture expense in the first quarter of 2024 over the first quarter of 2023 included $386,000 related to the closure of one branch location in the first quarter of 2024.

Other operating expenses of $13.0 million decreased by $478,000 or 3.5% compared to the first quarter of 2023. Contributing to the decrease in other operating expenses for the quarter ended March 31, 2024, compared to the same period in 2023 were the following: legal, down $196,000 or 46.8%; travel and meetings, down $154,000 or 45.2%; marketing expenses, down $130,000, or 11.8%; and professional fees, down $104,000, or 5.8%; when compared to 2023. FDIC insurance expense for the first quarter of 2024 was up $355,000 or 33.7% over the same period in 2023, driven by an increase in assessment rates.

Income Tax Expense
The provision for income taxes was $5.2 million for an effective rate of 23.52% for the first quarter of 2024, compared to tax expense of $5.9 million and an effective rate of 23.31% for the same quarter in 2023. The effective rates differ from the U.S. statutory rate primarily due to the effect of tax-exempt income from loans, securities and life insurance assets, and the income tax effects associated with stock based compensation. The effective tax rate for both periods presented assumes the anticipated loss of certain New York State tax benefits due to the expectation that average assets will exceed $8.0 billion for the end of 2023 and 2024 tax years.

The Company's banking subsidiary has an investment in a real estate investment trust that provides certain benefits on its New York State tax return for qualifying entities. A condition to claim the benefit is that the consolidated company has average assets of no more than $8.0 billion for the taxable year. The Company expects average assets to exceed the $8.0 billion threshold for the 2024 tax year. The Company will continue to monitor the consolidated average assets during 2024 to determine future eligibility.

FINANCIAL CONDITION

Total assets were $7.8 billion at March 31, 2024, down $41.7 million or 0.5% from December 31, 2023. Total loans were up $34.6 million or 0.6% compared to December 31, 2023. Total securities were down $50.3 million or 2.9% compared to year-end 2023, the decrease was mainly in available-for-sale securities. Total deposits were down $49.8 million or 0.8% from December 31, 2023, and total borrowings were down $79.5 million or 13.2% from December 31, 2023.

Securities

As of March 31, 2024, the Company’s securities portfolio was $1.7 billion or 21.6% of total assets, compared to $1.7 billion or 22.1% of total assets at year-end 2023. The following table details the composition of the securities portfolio:

Available-for-Sale Debt Securities
	March 31, 2024		December 31, 2023
(In thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
U.S. Treasuries	$114,611	$109,528	$114,418	$109,904
Obligations of U.S. Government sponsored entities	462,622	443,199	472,286	456,458
Obligations of U.S. states and political subdivisions	89,796	81,036	89,999	81,924
Mortgage-backed securities - residential, issued by
U.S. Government agencies	47,703	42,506	49,976	45,240
U.S. Government sponsored entities	794,239	687,747	819,303	720,830
U.S. corporate debt securities	2,500	2,339	2,500	2,294
Total available-for-sale debt securities	$1,511,471	$1,366,355	$1,548,482	$1,416,650

Held-to-Maturity Debt Securities
	March 31, 2024		December 31, 2023
(In thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
U.S. Treasuries	$86,211	$74,136	$86,266	$75,215
Obligations of U.S. Government sponsored entities	226,204	190,966	226,135	192,240
Total held-to-maturity debt securities	$312,415	$265,102	$312,401	$267,455

The increase in unrealized losses, which reflects the amount that amortized cost exceeds fair value, related to the available-for-sale debt and held-to-maturity debt portfolios was due primarily to changes in market interest rates during the first three months of 2024. Management’s policy is to purchase investment grade securities that on average have relatively short duration, which helps mitigate interest rate risk and provides sources of liquidity without significant risk to capital.

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

Management measures expected credit losses on held-to-maturity debt securities on a collective basis by major security type with each type sharing similar risk characteristics and considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts. Management has made the accounting policy election to exclude accrued interest receivable on held-to-maturity debt securities from the estimate of credit losses. As of March 31, 2024, the held-to- maturity portfolio consisted of U.S. Treasury securities and securities issued by U.S. government-sponsored enterprises, including The Federal National Mortgage Agency, the FHLB and the Federal Farm Credit Banks Funding Corporation. U.S. Treasury securities are backed by the full faith and credit of and/or guaranteed by the U.S. government, and it is expected that the securities will not be settled at prices less than the amortized cost bases of the securities. Securities issued by U.S. government agencies or U.S. government-sponsored enterprises carry the explicit and/or implicit guarantee of the U.S. government, are widely recognized as "risk-free," and have a long history of zero credit loss. As such, the Company did not record an allowance for credit losses for these securities as of March 31, 2024.

The Company did not recognize any net credit impairment charge to earnings on investment securities in the first quarter of 2024.

Loans and Leases
Loans and leases as of the end of the first quarter and prior year-end period were as follows:

(In thousands)	03/31/2024	12/31/2023
Commercial and industrial
Agriculture	$98,984	$101,211
Commercial and industrial other	727,552	721,890
PPP loans	301	404
Subtotal commercial and industrial	826,837	823,505
Commercial real estate
Construction	317,092	303,406
Agriculture	212,374	221,670
Commercial real estate other	2,616,918	2,587,591
Subtotal commercial real estate	3,146,384	3,112,667
Residential real estate
Home equity	187,940	188,316
Mortgages	1,371,153	1,373,275
Subtotal residential real estate	1,559,093	1,561,591
Consumer and other
Indirect	621	841
Consumer and other	97,899	96,942
Subtotal consumer and other	98,520	97,783
Leases	14,525	15,383
Total loans and leases	5,645,359	5,610,929
Less: unearned income and deferred costs and fees	(4,835)	(4,994)
Total loans and leases, net of unearned income and deferred costs and fees	$5,640,524	$5,605,935

The below table shows a more detailed break-out of CRE loans as of March 31, 2024 and December 31, 2023.

	03/31/2024		12/31/2023
(In thousands)	Balance	% CRE	Balance	% CRE
Construction	$317,092	10.08%	$303,406	9.75%
Multi-family/Single family real estate	615,522	19.56%	603,118	19.38%
Agriculture	211,956	6.74%	221,670	7.12%
Retail[1]	424,475	13.49%	425,871	13.68%
Hotels/motels	172,444	5.48%	167,408	5.38%
Office space[2]	233,974	7.44%	236,721	7.61%
Industrial[3]	215,810	6.86%	215,459	6.92%
Mixed Use	358,077	11.38%	349,985	11.24%
Medical[4]	137,320	4.36%	138,057	4.44%
Other	459,714	14.61%	450,972	14.49%
Total	$3,146,384	100.00%	$3,112,667	100.00%
[1]Retail includes $2.87% and $2.88% of owner occupied real estate at March 31, 2024 and December 31, 2023.
[2]Office space includes 1.39% and 1.42% of owner occupied real estate at both March 31, 2024 and December 31, 2023.
[3]Industrial includes 2.10% and 2.16% of owner occupied real estate at March 31, 2024 and December 31, 2023.
[4]Medical includes 2.63% and 2.69% of owner occupied real estate at March 31, 2024 and December 31, 2023.

Total loans and leases of $5.6 billion at March 31, 2024 were up $34.6 million or 0.6% from December 31, 2023. The increase was mainly in commercial real estate loans, which were up $33.7 million or 1.1%, to $3.1 billion at March 31, 2024. As of March 31, 2024, total loans and leases represented 72.5% of total assets compared to 71.7% of total assets at December 31, 2023.

Residential real estate loans, including home equity loans, were $1.6 billion at March 31, 2024, down $2.5 million or 0.2% compared to December 31, 2023, and comprised 27.6% of total loans and leases at March 31, 2024. Changes in residential loan balances are impacted by the Company’s decision to retain these loans or sell them in the secondary market due to interest rate considerations. The Company’s Asset/Liability Committee meets regularly and establishes standards for selling and retaining residential real estate mortgage originations.

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

During the first three months of 2024 and 2023, the Company sold residential loans totaling $1.1 million and $1.3 million, respectively, recognizing gains on these sales of $73,000 and $38,000, respectively. These residential real estate loans were sold without recourse in accordance with standard secondary market loan sale agreements. When residential mortgage loans are sold, the Company typically retains all servicing rights, which provides the Company with a source of fee income. Mortgage servicing rights totaled $923,000 at March 31, 2024 and $927,000 December 31, 2023.

Commercial real estate loans and commercial and industrial loans totaled $3.1 billion and $826.8 million, respectively, and represented 55.8% and 14.7%, respectively, of total loans at March 31, 2024. The commercial real estate loans and commercial and industrial loans as of March 31, 2024 were up $33.7 million or 1.1% and $3.3 million or 0.4% over year-end 2023, respectively.

As of March 31, 2024, agriculturally-related loans totaled $311.4 million or 5.5% of total loans and leases, compared to $322.9 million or 5.8% of total loans and leases at December 31, 2023. Agriculturally-related loans include loans to dairy farms and crop farms. Agricultural-related loans are primarily made based on identified cash flows of the borrower with consideration given to underlying collateral, personal guarantees, and government related guarantees. Agriculturally-related loans are generally secured by the assets or property being financed or other business assets such as accounts receivable, livestock, equipment or commodities/crops.

The Company has adopted comprehensive lending policies, underwriting standards and loan review procedures. Management reviews these policies and procedures on a regular basis. The Company discussed its lending policies and underwriting guidelines for its various lending portfolios in Note 4 – "Loans and Leases" in the Notes to Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023. There have been no significant changes in these policies and guidelines since the date of that report. The Company’s Board of Directors approves the lending policies at least annually. The Company recognizes that exceptions to policy guidelines may occasionally occur and has established procedures for approving exceptions to these policy guidelines. Management has also implemented reporting systems to monitor loan originations, loan quality, concentrations of credit, loan delinquencies and nonperforming loans and potential problem loans.

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

Allowance for Credit Losses

The below tables represent the allowance for credit losses as of March 31, 2024 and December 31, 2023. The tables provide, as of the dates indicated, an allocation of the allowance for credit losses for inherent loan losses by type. The allocation is neither indicative of the specific amounts or the loan categories in which future charge-offs may occur, nor is it an indicator of future loss trends. The allocation of the allowance for credit losses to each category does not restrict the use of the allowance to absorb losses in any category.

(In thousands)	03/31/2024	12/31/2023
Allowance for credit losses
Commercial and industrial	$7,586	$6,667
Commercial real estate	31,467	31,581
Residential real estate	11,181	11,700
Consumer and other	1,396	1,557
Finance leases	74	79
Total	$51,704	$51,584

As of March 31, 2024, the total allowance for credit losses for loans was $51.7 million, and was in line with December 31, 2023. The allowance for credit losses as a percentage of total loans measured 0.92% at both March 31, 2024 and December 31, 2023.

Asset quality measures at March 31, 2024 were generally consistent with December 31, 2023. Loans internally-classified Special Mention or Substandard were down $4.4 million or 3.6% compared to December 31, 2023. Nonperforming loans and leases were flat compared to year end 2023 and represented 1.11% of total loans at March 31, 2024 and December 31, 2023. The allowance for credit losses covered 82.47% of nonperforming loans and leases as of March 31, 2024, compared to 82.84% at December 31, 2023. The Company had net charge-offs of $228,000 in the first quarter of 2024, compared to net recoveries of $1.3 million for the same period in 2023.

Activity in the Company’s allowance for credit losses during the first three months of 2024 and 2023 is illustrated in the table below:

Analysis of the Allowance for Credit Losses
(In thousands)	03/31/2024	03/31/2023
Average loans outstanding during period	$5,621,604	$5,251,278
Allowance at beginning of year, prior to adoption of ASU 2022-02	51,584	45,934
Impact of adopting ASU 2022-02	0	64
Balance of allowance at beginning of year	51,584	45,998
LOANS CHARGED-OFF:
Residential real estate	0	2
Consumer and other	445	106
Total loans charged-off	$445	$108
RECOVERIES OF LOANS PREVIOUSLY CHARGED-OFF:
Commercial and industrial	7	46
Commercial real estate	2	1,246
Residential real estate	120	64
Consumer and other	88	33
Total loans recovered	$217	$1,389
Net loans charged-off (recovered)	228	(1,281)
Provision (credit) for credit losses related to loans	348	(1,180)
Balance of allowance at end of period	$51,704	$46,099
Allowance for credit losses as a percentage of total loans and leases	0.92%	0.87%
Annualized net charge-offs (recoveries) on loans to average total loans and leases during the period	0.02%	(0.10)%

As of March 31, 2024, the total allowance for credit losses was $51.7 million, an increase of $120,000 or 0.2% from year-end 2023. The increase reflects net loan charge-offs of $228,000 and provision for credit loss expense of $348,000. The ratio of the allowance for credit losses as a percentage of total loans was 0.92% at March 31, 2024, unchanged from year-end 2023.

The provision expense for credit losses for loans is based upon the Company's quarterly evaluation of the appropriateness of the allowance for credit losses. The increase in the ACL from year-end 2023 reflects loan growth, mainly in commercial real estate and commercial loans, and changes in asset quality; partially offset by improvements in economic forecasts for unemployment and gross domestic product ("GDP"). Forecasts related to unemployment continue to improve and GDP forecasts show more growth compared to prior forecasts. Qualitative reserves were added to the commercial portfolio at March 31, 2024, driven by increases in non-performing loans during the first quarter of 2024.

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

For the three months ended March 31, 2024, the provision for credit losses for off-balance sheet credit exposures was $506,000 compared to $355,000 for the same period in 2023. The provision in 2024 was driven by increased off-balance sheet exposures related to growth in the commercial loan pipeline.

Analysis of Past Due and Nonperforming Loans
(In thousands)	03/31/2024	12/31/2023	03/31/2023
Loans 90 days past due and accruing
Consumer and other	$151	$101	$13
Total loans 90 days past due and accruing	$151	$101	$13
Nonaccrual loans
Commercial and industrial	4,267	2,273	923
Commercial real estate	43,235	44,450	12,380
Residential real estate	14,729	15,172	14,869
Consumer and other	313	270	252
Total nonaccrual loans	$62,544	$62,165	$28,424
Total nonperforming loans and leases	$62,695	$62,266	$28,437
Other real estate owned	0	131	36
Total nonperforming assets	$62,695	$62,397	$28,473
Allowance as a percentage of nonperforming loans and leases	82.47%	82.84%	162.11%
Total nonperforming loans and leases as percentage of total loans and leases	1.11%	1.11%	0.54%
Total nonperforming assets as percentage of total assets	0.81%	0.80%	0.37%

Nonperforming assets include loans past due 90 days and accruing, nonaccrual loans, and foreclosed real estate/other real estate owned. Total nonperforming assets of $62.7 million at March 31, 2024 were flat compared to December 31, 2023, and up $34.2 million or 120.2%% compared to March 31, 2023. The increase in nonperforming loans at quarter-end March 31, 2024 compared to the same period in 2023 was mainly due to the addition of one relationship with two commercial real estate properties totaling approximately $33.8 million included in the office space and mixed use properties portion of the commercial real estate portfolio during the fourth quarter of 2023. The Company believes that the existing collateral securing the loans is sufficient to cover the exposure as of March 31, 2024. Nonperforming assets represented 0.81% of total assets at March 31, 2024, up from 0.80% at December 31, 2023, and 0.37% at March 31, 2023. Our peer group's average ratio of nonperforming assets to total assets was 0.40% at December 31, 2023.

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

The ratio of the allowance to nonperforming loans and leases (loans past due 90 days and accruing, nonaccrual loans) was 82.47% at March 31, 2024, compared to 82.84% at December 31, 2023, and 162.11% at March 31, 2023. The Company’s nonperforming loans and leases are mostly comprised of collateral dependent loans with limited exposure or loans that require limited specific reserve due to the level of collateral available with respect to these loans and/or previous charge-offs.

The Company adopted ASU 2022-02 Financial Instruments - Credit Losses (Topic 326), effective January 1, 2023. This standard eliminated the previous trouble debt restructuring accounting model and replaced it with guidance and disclosure requirements for identifying modifications to loans to borrowers experiencing financial difficulty. Modifications to borrowers experiencing financial difficulty may include interest rate reductions, principal or interest forgiveness, forbearances, term extensions, and other actions intended to minimize economic loss and to avoid foreclosure or repossession of collateral. At March 31, 2024, the Company had $3.5 million of modifications to borrowers experiencing financial difficulty.

The Company, through its internal loan review function, identified 17 commercial relationships totaling $25.6 million at March 31, 2024 that were potential problem loans. At December 31, 2023, the Company had identified 17 relationships totaling $26.0 million that were potential problem loans. Of the 17 commercial relationships at March 31, 2024 that were Substandard, there were 4 relationships that equaled or exceeded $1.0 million, which in aggregate totaled $22.0 million, the largest of which was $18.3 million. The potential problem loans remain in a performing status due to a variety of factors, including payment history, the value of collateral supporting the credits, and personal or government guarantees. These factors, when considered in the aggregate, give management reason to believe that the current risk exposure on these loans does not warrant accounting for these loans as nonperforming. However, these loans do exhibit certain risk factors, which have the potential to cause them to become nonperforming. Accordingly, management’s attention is focused on these credits, which are reviewed on at least a quarterly basis.

Capital

Total equity was $669.3 million at March 31, 2024, a decrease of $596,000 or 0.1% from December 31, 2023. The decrease was mainly a result of the increase in accumulated other comprehensive loss, reflecting the change in unrealized gains/loss on available-for-sale debt securities from an unrealized loss of $99.5 million at December 31, 2023 to an unrealized loss of $109.6 million at March 31, 2024, and was partially offset by an increase in retained earnings from year-end 2023.

Additional paid-in capital increased from $297.2 million at December 31, 2023 to $297.8 million at March 31, 2024. The increase was primarily attributable to $1.0 million related to stock based compensation; partially offset by $418,000 of deferred director compensation. Retained earnings increased by $8.2 million from $501.5 million at December 31, 2023 to $509.7 million at March 31, 2024, reflecting net income of $16.9 million less dividends of $8.6 million. Accumulated other comprehensive loss increased from a net loss of $125.0 million at December 31, 2023 to a net loss of $134.8 million at March 31, 2024, reflecting a $10.0 million increase in unrealized losses on available-for-sale debt securities due to changes in market rates coupled with a $217,000 decrease related to post-retirement benefit plans.

Cash dividends paid in the first three months of 2024 totaled approximately $8.6 million or $0.60 per common share, representing 51.2% of year to date 2024 earnings through March 31, 2024, and were flat compared to cash dividends of $8.7 million or $0.60 per common share paid in the first three months of 2023.

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

The following table provides a summary of the Company’s capital ratios as of March 31, 2024:

Regulatory Capital Analysis
March 31, 2024	Actual		Minimum Capital Required - Basel III Fully Phased-In		Well Capitalized Requirement
(dollar amounts in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk weighted assets)	$764,709	13.43%	$597,885	10.50%	$569,415	10.00%
Tier 1 Capital (to risk weighted assets)	708,796	12.45%	484,002	8.50%	455,532	8.00%
Tier 1 Common Equity (to risk weighted assets)	708,796	12.45%	388,590	7.00%	370,119	6.50%
Tier 1 Capital (to average assets)	708,796	9.08%	312,239	4.00%	390,298	5.00%

As of March 31, 2024, the Company’s capital ratios exceeded the minimum required capital ratios plus the fully phased-in capital conservation buffer, and the minimum required capital ratios for well capitalized institutions. The capital levels required to be considered well capitalized, presented in the above table, are based upon prompt corrective action regulations, as amended to reflect the changes under Basel III Capital Rules.

Total capital as a percent of risk weighted assets was 13.4% at March 31, 2024, which is unchanged from December 31, 2023. Tier 1 capital as a percent of risk weighted assets increased from 12.4% at year-end 2023 to 12.5% as of March 31, 2024. Tier 1 capital as a percent of average assets was 9.1% at March 31, 2024, unchanged from December 31, 2023. Common equity Tier 1 capital was 12.5% at the end of the first quarter of 2024, up from 12.4% at the end of 2023.

As of March 31, 2024, the capital ratios for the Company’s subsidiary banks also exceeded the minimum required capital ratios plus the fully phased-in capital conservation buffer, and the minimum required capital ratios for well capitalized institutions.

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

Deposits and Other Liabilities

Total deposits of $6.4 billion at March 31, 2024 were up $49.8 million or 0.8% from December 31, 2023. The increase from year-end was primarily in checking, money market and savings balances, which collectively were up $162.1 million or 4.7%. The increase was offset by decreases in non-interest bearing deposits, down $88.7 million or 4.6% and time deposits, down $23.7 million or 2.4%. The increase in checking, money market and savings balances was mainly in municipal and ICS deposits.

The Bank is a participant in the ICS program and the CDARS program. The Bank uses these deposit sweep services to place customer and client funds into interest-bearing demand accounts, money market accounts, and/or time deposits issued by other participating banks. Customer and client funds are placed at one or more participating banks to ensure that each deposit customer is eligible for the full amount of FDIC insurance. As a program participant, we receive reciprocal amounts of deposits from other participating banks.

The most significant source of funding for the Company is core deposits. The Company defines core deposits as total deposits less time deposits of $250,000 or more, brokered deposits and municipal money market deposits and reciprocal deposit relationships with municipalities. Core deposits were down by $22.6 million or 0.4% from year-end 2023, to $5.2 billion at March 31, 2024. Core deposits represented 80.1% of total deposits at March 31, 2024, compared to 81.1% of total deposits at December 31, 2023.

The Company uses both retail and wholesale repurchase agreements. Retail repurchase agreements are arrangements with local customers of the Company in which the Company agrees to sell securities to the customer with an agreement to repurchase those securities at a specified later date. Retail repurchase agreements totaled $43.7 million at March 31, 2024 and $51.0 million at December 31, 2023. Management generally views local repurchase agreements as an alternative to large time deposits.

The Company’s other borrowings totaled $522.6 million at March 31, 2024, compared to $602.1 million at December 31, 2023. The increase in deposit balances compared to year-end 2023 contributed to the decrease in other borrowings. Other borrowings at March 31, 2024 included $407.6 million in overnight advances from the FHLB and $115.0 million of FHLB term advances. The $602.1 million in other borrowings at December 31, 2023 included $477.1 million in overnight advances from the FHLB and $125.0 million in term advances from the FHLB. Of the $115.0 million in FHLB term advances at March 31, 2024, $65.0 million was due in over one year.

Liquidity

The objective of liquidity management is to ensure the availability of adequate funding sources to satisfy the demand for credit, deposit withdrawals, and business investment opportunities. The Company’s core deposit base and strong capital position are the foundation for the Company’s liquidity position. The Company uses a variety of resources to meet its liquidity needs, which include deposits, cash and cash equivalents, short-term investments, cash flow from lending and investing activities, repurchase agreements, and borrowings. The Company's Asset/Liability Management Committee reviews periodic reports on liquidity and interest rate sensitivity positions. Comparisons with industry and peer groups are also monitored. The Company’s strong reputation in the communities it serves, along with its strong financial condition, provides access to numerous sources of liquidity as described below. Management believes these diverse liquidity sources provide sufficient means to meet all demands on the Company’s liquidity that are reasonably likely to occur. Management measures liquidity, including the level of cash, unencumbered securities, and the availability of dependable borrowing sources. The Board has set a policy limit stating that reliable sources of liquidity should remain in excess of 6% of total assets. The ratio was 19.3% at March 31, 2024 compared to 18.3% of assets at December 31, 2023.

Core deposits, discussed above under "Deposits and Other Liabilities", are a primary and low-cost funding source obtained primarily through the Company’s branch network. In addition to core deposits, the Company uses non-core funding sources to support asset growth. These non-core funding sources include time deposits of $250,000 or more, brokered deposits, municipal money market deposits, reciprocal deposits, bank borrowings, securities sold under agreements to repurchase, overnight and term advances from the FHLB and other funding sources. Rates and terms are the primary determinants of the mix of these funding sources. Non-core funding sources of $1.8 billion at March 31, 2024 decreased $14.4 million or 0.8% as compared to year end 2023. Non-core funding sources, as a percentage of total liabilities, were 26.0% at March 31, 2024, compared to 26.1% at December 31, 2023.

Non-core funding sources may require securities to be pledged against the underlying liability. Securities were carried at $1.1 billion at March 31, 2024, and $1.0 billion at December 31, 2023, were either pledged or sold under agreements to repurchase. Pledged securities represented 58.7% of total securities at March 31, 2024, compared to 54.8% of total securities at December 31, 2023.

Cash and cash equivalents totaled $57.1 million as of March 31, 2024 which decreased from $79.5 million at December 31, 2023. Short-term investments, consisting of securities due in one year or less, increased from $98.7 million at December 31, 2023 to $99.4 million at March 31, 2024.

Cash flow from the loan and investment portfolios provides a significant source of liquidity. These assets may have stated maturities in excess of one year, but have monthly principal reductions. Total mortgage-backed securities, at fair value, were $730.3 million at March 31, 2024 compared with $766.1 million at December 31, 2023. Outstanding principal balances of residential mortgage loans, consumer loans, and leases totaled approximately $1.7 billion at March 31, 2024, unchanged compared with December 31, 2023. Aggregate amortization from monthly payments on these assets provides significant additional cash flow to the Company.

The Company's liquidity is enhanced by ready access to national and regional wholesale funding sources including Federal funds purchased, repurchase agreements, brokered deposits, Federal Reserve Bank Discount Window advances and FHLB advances. Through its subsidiary bank, the Company has borrowing relationships with the FHLB, the Federal Reserve Bank and correspondent banks, which provide secured and unsecured borrowing capacity. As members of the FHLB, the Company can use certain unencumbered mortgage-related assets and securities to secure borrowings from the FHLB. At March 31, 2024, the established borrowing capacity with the FHLB was $1.6 billion, with available unencumbered mortgage-related assets of $773.4 million. Additional assets may also qualify as collateral for FHLB advances, upon approval of the FHLB. Through various programs at the Federal Reserve Bank, the Company has the ability to use certain unencumbered loans and securities to secure borrowings from the Federal Reserve Bank's Discount Window. At March 31, 2024 the available borrowing capacity with the Federal Reserve Bank was $138.0 million, secured by loans. In addition to the available borrowing lines at the FHLB and Federal Reserve Bank, the Company maintains $579.6 million of unencumbered securities which could be pledged to further enhance secured borrowing capacity.

Non-GAAP Financial Information

The following table includes disclosure of non-GAAP financial measures. Tangible common equity, a non-GAAP financial measure, is total stockholders' equity less intangible assets. Tangible book value per share is tangible equity divided by total shares issued and outstanding. These measures adjust common equity per share to exclude the effects of goodwill and intangible amortization expense on earnings, equity, and capital. The Company believes the non-GAAP measures provide meaningful comparisons of our underlying operational performance and facilitate management's and investors' assessments of business and performance trends in comparison to others in the financial services industry. These non-GAAP financial measures should be considered as supplemental in nature and not as a substitute for the related financial information prepared in accordance with GAAP. Tangible book value per share as presented herein may be different from non-GAAP financial measures used by other companies, and may not be comparable to similarly titled measures reported by other companies.

Reconciliation of Tangible Book Value Per Share (non-GAAP) to Common Equity Book Value Per Share (GAAP)
	Quarter-Ended	Year-ended
	03/31/2024	12/31/2023
Total common equity	$667,906	$668,522
Less: Goodwill and intangibles	93,926	94,003
Tangible common equity (Non-GAAP)	573,980	574,519
Ending shares outstanding	14,405,019	14,405,920
Common equity per share	$46.37	$46.41
Tangible book value per share (Non-GAAP)	$39.85	$39.88

Newly Adopted Accounting Standards

ASU No. 2023-02, "Investments - Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method." This update will allow reporting entities to consistently account for equity investments made primarily for the purpose of receiving income tax credits or other income tax benefits. This update applies this to all reporting entities that hold (1) tax equity investments that meet the conditions for and elect to account for them using the proportional amortization method or (2) an investment in a low income housing tax credit ("LIHTC") structure through a limited liability entity that is not accounted for using the proportional amortization method and to which certain LIHTC specific guidance removed from Subtopic 323-740 has been applied. Additionally, the disclosure requirements apply to investments that generate income tax credits and other income tax benefits from a tax credit program for which the entity has elected to apply the proportional amortization method (including investments within that elected program that do not meet the conditions to apply the proportional amortization method). The amendments in this Update permit reporting entities to elect to account for their tax equity investments, regardless of the tax credit program from which the income tax credits are received, using the proportional amortization method if certain conditions are met. ASU 2023-02 is effective for fiscal years beginning after December 15, 2023 and interim periods in those years. The adoption of ASU 2023-02 did not have a significant effect on the Company's financial statements.

Transition for existing tax credits that qualify must be recognized using either a modified retrospective transition or a retrospective transition for all existing tax investments still expected to provide tax benefits and elected under ASU 2023-02 to apply proportional amortization method. The Company has elected to treat all existing tax credit investments requiring adjustment under ASU 2023-02 using the modified retrospective method approach.

The Company currently has recorded investments in 2 separate LIHTC structures as of March 31, 2024 totaling $2.3 million already using proportional amortization with a $54,000 benefit recorded to income tax expense in the first quarter of 2024 and $42,000 benefit in the first quarter of 2023. In addition, the Company has a historic rehabilitation tax credit that was previously recorded using the equity investment accounting method and had no residual book value or financial impact in either the current or prior year. The ASU 2023-02 day 1 adoption entry for this tax credit included the recording of a $40,000 investment and the write-off of a $444,000 gross timing difference (tax effective at $111,000) with a corresponding $71,000 reduction to retained earnings.

The Company has also elected to treat the following categories of tax credit investments under the proportional amortization method:

•LIHTC- Low Income Housing Tax Credits
•New Market Tax Credits
•Historic Rehabilitation Tax Credit
•Renewable Energy Tax Credit
•State Specific Tax Credits
Accounting Standards Pending Adoption

ASU No. 2023-07, "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures." The amendments in this Update improve financial reporting by requiring disclosure of incremental segment information on an annual and interim basis. ASU 2023-07 is effective for fiscal years beginning after December 15, 2024 and interim periods in those years, and its adoption is not expected to have a significant effect on our financial statements.

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

Item 3. Quantitative and Qualitative Disclosure About Market Risk

Interest rate risk is the primary market risk category associated with the Company’s operations. Interest rate risk refers to the volatility of earnings caused by changes in interest rates. The Company manages interest rate risk using income simulation to measure interest rate risk inherent in its on-balance sheet and off-balance sheet financial instruments at a given point in time. The simulation models are used to estimate the potential effect of interest rate shifts on net interest income for future periods. Each quarter the Company’s Asset/Liability Management Committee reviews the simulation results to determine whether the exposure of net interest income to changes in interest rates remains within Board-approved levels. The Committee also considers strategies to manage this exposure and incorporates these strategies into the investment and funding decisions of the Company. The Company uses derivatives to manage various risks and to accommodate the business requirements of its customers. Additional information on derivatives is available in "Note 14 Derivatives and Hedging Activities" in the Notes to Consolidated Financial Statements contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2023.

The Company’s Board of Directors has set a policy that interest rate risk exposure will remain within a range whereby net interest income will not decline by more than 10% in one year as a result of a 100 basis point parallel change in rates. Based upon the most recent simulation analysis performed as of February 29, 2024, a 200 basis point parallel upward change in interest rates over a one-year time frame would result in a one-year decrease in net interest income from the base case of approximately 5.8%, while a 200 basis point parallel decline in interest rates over a one-year period would result in a one year increase in net interest income of 5.8% from the base case. This simulation assumes no balance sheet growth, no changes in balance sheet mix, deposit rates move in a manner that reflects the historical relationship between deposit rate movement and changes in Federal funds rate, and no management action to address balance sheet mismatches.

The decrease in net interest income in the rising rate scenario is a result of the balance sheet showing a more liability sensitive position over a one-year time horizon. As such, in the short-term net interest income is expected to trend slightly below the base assumption, as upward adjustments to rate sensitive deposits and short-term funding outpace increases to asset yields which are concentrated in intermediate to longer-term products. As intermediate and longer-term assets continue to reprice/adjust into higher rate environment and funding costs stabilize, the simulation shows net interest income is expected to trend upwards.

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

The most recent simulation of a base case scenario, which in addition to the above assumptions, also assumes interest rates remain unchanged from the date of the simulation, reflects a net interest margin trending higher over the next 24 months, with the annual year-over-year increase in net interest income reaching approximately 12% by the 12 to 24 month period.

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

In addition to the simulation analysis, management uses an interest rate gap measure. The table below is a Condensed Static Gap Report, which illustrates the anticipated repricing intervals of assets and liabilities as of March 31, 2024. The Company’s one-year net interest rate gap was a negative $799.5 million or 10.28% of total assets at March 31, 2024, compared with a negative $836.6 million or 10.70% of total assets at December 31, 2023. A negative gap position exists when the amount of interest-bearing liabilities maturing or repricing exceeds the amount of interest-earning assets maturing or repricing within a particular time period. This analysis suggests that the Company’s net interest income contains a higher degree of risk in a rising rate environment over the next 12 months. An interest rate gap measure could be significantly affected by external factors such as a rise or decline in interest rates, loan or securities prepayments, and deposit withdrawals.

Condensed Static Gap - March 31, 2024			Repricing Interval
(In thousands)	Total	0-3 months	3-6 months	6-12 months	Cumulative 12 months

Interest-earning assets[1]	$7,505,190	$1,157,128	$367,685	$653,516	$2,178,329
Interest-bearing liabilities	5,187,595	2,468,235	306,408	203,201	2,977,844
Net gap position		(1,311,107)	61,277	450,315	(799,515)
Net gap position as a percentage of total assets		(16.86)%	0.79%	5.79%	(10.28)%
 1 Balances of available securities are shown at amortized cost

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2024.

Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this Report on Form 10-Q, the Company’s disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting
There were no changes in the Company's internal control over financial reporting that occurred during the quarter ended March 31, 2024, that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

The Company is subject to various claims and legal actions that arise in the ordinary course of conducting business. As of March 31, 2024, management, after consultation with legal counsel, does not anticipate that the aggregate ultimate liability arising out of litigation pending or threatened against the Company or its subsidiaries will be material to the Company's consolidated financial position. On at least a quarterly basis, the Company assesses its liabilities and contingencies in connection with such legal proceedings. Although the Company does not believe that the outcome of pending litigation will be material to the Company's consolidated financial position, it cannot rule out the possibility that such outcomes will be material to the consolidated results of operations for a particular reporting period in the future.

Item 1A. Risk Factors

There have been no material changes in the risk factors previously disclosed under Item 1A. of the Company’s Annual Report on Form 10-K, for the fiscal year ended December 31, 2023.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

On January 4, 2024, we issued an aggregate of 900 shares of our common stock to non-employee members of our Board of Directors who elected to receive all or a portion of their quarterly director retainer fees in Company stock pursuant to the the Company’s Second Amended and Restated Retainer Plan For Eligible Directors of Tompkins Financial Corporation and Its Wholly-Owned Subsidiaries (the "Director Retainer Plan"). These shares were valued based on the closing market price per share of our common stock of $55.90 on January 4, 2024, for an aggregate value of $50,310. The shares were issued to our non-employee directors in private transactions exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended.

Issuer Purchases of Equity Securities

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
	(a)	(b)	(c)	(d)
January 1, 2024 through January 31, 2024	2,404	$59.24	0	400,000
February 1, 2024 through February 29, 2024	1,025	51.22	0	400,000
March 1, 2024 through March 31, 2024	0	0	0	400,000
Total	3,429	$56.84	0	400,000

Included above are 2,404 shares purchased in January 2024, at an average cost of $59.24, and 1,025 shares purchased in February 2024, at an average cost of $51.22, at the direction of the trustee of the rabbi trust established by the Company under the Director Retainer Plan for eligible directors who elected to receive deferred stock compensation under such plan.

On July 20, 2023, the Company’s Board of Directors authorized a share repurchase plan (the “2023 Repurchase Plan”) under which it may repurchase up to 400,000 shares of the Company’s common stock over the 24 months following adoption of the plan. Shares may be repurchased from time to time under the 2023 Repurchase Plan in open market transactions at prevailing market prices, in privately negotiated transactions, or by other means in accordance with federal securities laws, and the repurchase program may be suspended, modified or terminated by the Board of Directors at any time for any reason. As of March 31, 2024, no shares have been repurchased under the 2023 Repurchase Plan.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

(c) None

Item 6. Exhibits

EXHIBIT INDEX

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of the Company, incorporated herein by reference to Exhibit 3(i) to the Company’s Form 10-Q, filed with the Commission on August 11, 2008.
3.2	Second Amended and Restated Bylaws of the Company, incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the Commission on January 31, 2011.
4.1	Form of Specimen Common Stock Certificate of the Company, incorporated herein by reference to Exhibit 4 to the Company’s Registration Statement on Form 8-A (No. 0-27514), filed with the Commission on December 29, 1995.
10.1*	Tompkins Financial Non-Equity Short Term Incentive Plan, incorporated herein by reference to Exhibit 10.35 to the Company’s Annual Report on Form 10-K, filed with the Commission on February 29, 2024.
31.1	Certification of Principal Executive Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of Principal Financial Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
32.1	Certification of Principal Executive Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, 18 U.S.C. Section 1350
32.2	Certification of Principal Financial Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, 18 U.S.C. Section 1350
101 INS**	The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document
101 SCH**	Inline XBRL Taxonomy Extension Schema Document
101 CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101 DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document
101 LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document
101 PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the interactive date file because its XBRL tags are embedded with the inline XBRL document.
* Denotes management contract or compensatory plan or arrangement
** Attached as Exhibit 101 to this report are the following formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Condition as of March 31, 2024 and December 31, 2023; (ii) Consolidated Statements of Income for the three months ended March 31, 2024 and 2023; (iii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2024 and 2023; (iv) Consolidated Statements of Cash Flows for the three months ended March 31, 2024 and 2023; (v) Consolidated Statements of Changes in Shareholders' Equity for the three months ended March 31, 2024 and 2023; and (vi) Notes to Unaudited Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:     May 8, 2024

TOMPKINS FINANCIAL CORPORATION

By:	/s/ Stephen S. Romaine
Stephen S. Romaine
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Matthew D. Tomazin
Matthew D. Tomazin
Executive Vice President, Chief Financial Officer, and Treasurer
(Principal Financial Officer)