Form 10-Q
period 2024-06-30
TOMPKINS FINANCIAL CORP
filed 2024-08-08
CIK 1005817

United States
Securities and Exchange Commission
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

Indicate the number of shares of the Registrant's Common Stock outstanding as of the latest practicable date: 14,396,247 shares as of August 2, 2024.

TOMPKINS FINANCIAL CORPORATION

FORM 10-Q

Item 1. Financial Statements

TOMPKINS FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CONDITION

(In thousands, except share and per share data) (Unaudited)	As of	As of
ASSETS	06/30/2024	12/31/2023
	(unaudited)	(audited)
Cash and noninterest bearing balances due from banks	$60,337	$67,212
Interest bearing balances due from banks	10,578	12,330
Cash and Cash Equivalents	70,915	79,542

Available-for-sale debt securities, at fair value (amortized cost of $1,463,965 at June 30, 2024 and $1,548,482 at December 31, 2023)	1,317,458	1,416,650
Held-to-maturity debt securities, at amortized cost (fair value of $264,588 at June 30, 2024 and $267,455 December 31, 2023)	312,430	312,401
Equity securities, at fair value (amortized cost $766 at June 30, 2024 and $787 at December 31, 2023)	766	787
Total loans and leases, net of unearned income and deferred costs and fees	5,761,864	5,605,935
Less: Allowance for credit losses	53,059	51,584
Net Loans and Leases	5,708,805	5,554,351

Federal Home Loan Bank and other stock	41,382	33,719
Bank premises and equipment, net	77,279	79,687
Corporate owned life insurance	75,453	67,884
Goodwill	92,602	92,602
Other intangible assets, net	2,193	2,327
Accrued interest and other assets	170,239	179,799
Total Assets	7,869,522	7,819,749
LIABILITIES
Deposits:
Interest bearing:
Checking, savings and money market	3,453,049	3,484,878
Time	979,292	998,013
Noninterest bearing	1,853,555	1,916,956
Total Deposits	6,285,896	6,399,847

Federal funds purchased and securities sold under agreements to repurchase	35,989	50,996
Other borrowings	773,627	602,100
Other liabilities	97,917	96,872
Total Liabilities	7,193,429	7,149,815
EQUITY
Tompkins Financial Corporation shareholders' equity:
Common Stock - par value $0.10 per share: Authorized 25,000,000 shares; Issued: 14,429,124 at June 30, 2024; and 14,441,830 at December 31, 2023	1,443	1,444
Additional paid-in capital	298,647	297,183
Retained earnings	516,566	501,510
Accumulated other comprehensive loss	(135,670)	(125,005)
Treasury stock, at cost – 126,420 shares at June 30, 2024, and 132,097 shares at December 31, 2023	(6,356)	(6,610)
Total Tompkins Financial Corporation Shareholders’ Equity	674,630	668,522

Noncontrolling interests	1,463	1,412
Total Equity	676,093	669,934
Total Liabilities and Equity	$7,869,522	$7,819,749

See notes to unaudited consolidated financial statements.

TOMPKINS FINANCIAL CORPORATION
 CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Six Months Ended
(In thousands, except per share data) (Unaudited)	06/30/2024	06/30/2023	06/30/2024	06/30/2023
INTEREST AND DIVIDEND INCOME
Loans	$73,646	$63,527	$145,245	$124,369
Due from banks	184	183	338	322
Available-for-sale debt securities	9,371	6,618	18,982	13,361
Held-to-maturity debt securities	1,219	1,219	2,437	2,433
Federal Home Loan Bank and other stock	820	323	1,421	623
Total Interest and Dividend Income	85,240	71,870	168,423	141,108
INTEREST EXPENSE
Time certificates of deposits of $250,000 or more	4,048	2,526	8,058	4,313
Other deposits	21,236	13,119	41,660	23,513
Federal funds purchased and securities sold under agreements to repurchase	11	15	24	29
Other borrowings	8,992	4,314	17,053	7,111
Total Interest Expense	34,287	19,974	66,795	34,966
Net Interest Income	50,953	51,896	101,628	106,142
Less: Provision for credit loss expense	2,172	2,253	3,026	1,428
Net Interest Income After Provision for Credit Loss Expense	48,781	49,643	98,602	104,714
NONINTEREST INCOME
Insurance commissions and fees	9,087	8,672	19,346	18,181
Wealth management fees	4,849	4,678	9,786	9,187
Service charges on deposit accounts	1,766	1,640	3,562	3,386
Card services income	3,278	3,087	6,217	5,769
Other income	2,802	1,603	5,022	3,544
Net loss on securities transactions	(6)	(7,065)	(20)	(7,052)
Total Noninterest Income	21,776	12,615	43,913	33,015
NONINTEREST EXPENSE
Salaries and wages	24,919	25,337	49,616	49,849
Other employee benefits	6,545	6,647	12,956	13,388
Net occupancy expense of premises	3,139	3,327	6,696	6,626
Furniture and fixture expense	1,910	2,105	4,035	4,159
Amortization of intangible assets	80	84	156	167
Other operating expense	13,349	14,468	26,340	27,937
Total Noninterest Expenses	49,942	51,968	99,799	102,126
Income Before Income Tax Expense	20,615	10,290	42,716	35,603
Income Tax Expense	4,902	1,784	10,100	7,685
Net Income Attributable to Noncontrolling Interests and Tompkins Financial Corporation	15,713	8,506	32,616	27,918
Less: Net Income Attributable to Noncontrolling Interests	31	31	62	62
Net Income Attributable to Tompkins Financial Corporation	$15,682	$8,475	$32,554	$27,856
Basic Earnings Per Share	$1.10	$0.59	$2.29	$1.94
Diluted Earnings Per Share	$1.10	$0.59	$2.29	$1.94

See notes to unaudited consolidated financial statements.

TOMPKINS FINANCIAL CORPORATION
 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended
(In thousands) (Unaudited)	06/30/2024	06/30/2023
Net income attributable to noncontrolling interests and Tompkins Financial Corporation	$15,713	$8,506
Other comprehensive (loss) income, net of tax:

Available-for-sale debt securities:
Change in net unrealized loss during the period	(1,051)	(13,237)
Reclassification adjustment for net realized loss on sale of available-for-sale debt securities included in net income	0	5,325

Employee benefit plans:
Amortization of net retirement plan actuarial loss	162	197
Amortization of net retirement plan prior service cost	35	41

Other comprehensive loss	(854)	(7,674)

Subtotal comprehensive income attributable to noncontrolling interests and Tompkins Financial Corporation	14,859	832
Less: Net income attributable to noncontrolling interests	(31)	(31)
Total comprehensive income attributable to Tompkins Financial Corporation	$14,828	$801

	Six Months Ended
(In thousands) (Unaudited)	06/30/2024	06/30/2023
Net income attributable to noncontrolling interests and Tompkins Financial Corporation	$32,616	$27,918
Other comprehensive income, net of tax:

Available-for-sale debt securities:
Change in net unrealized loss during the period	(11,079)	7,341
Reclassification adjustment for net realized loss (gain) on sale of available-for-sale debt securities included in net income	0	5,325

Employee benefit plans:
Amortization of net retirement plan actuarial loss	345	421
Amortization of net retirement plan prior service cost	69	82

Other comprehensive (loss) income	(10,665)	13,169

Subtotal comprehensive income attributable to noncontrolling interests and Tompkins Financial Corporation	21,951	41,087
Less: Net income attributable to noncontrolling interests	(62)	(62)
Total comprehensive income attributable to Tompkins Financial Corporation	$21,889	$41,025

See notes to unaudited consolidated financial statements.

TOMPKINS FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
(In thousands) (Unaudited)	06/30/2024	06/30/2023
OPERATING ACTIVITIES
Net income attributable to Tompkins Financial Corporation	$32,554	$27,856
Provision for credit loss expense	3,026	1,428
Depreciation and amortization of premises, equipment, and software	5,610	5,418
Amortization of intangible assets	156	167
Earnings from corporate owned life insurance	(1,777)	(1,169)
Net amortization on securities	(604)	1,856
Amortization/accretion related to purchase accounting	(462)	(369)
Net loss on securities transactions	20	7,052
Net gain on sale of loans originated for sale	(314)	(65)
Proceeds from sale of loans originated for sale	8,528	2,174
Loans originated for sale	(8,764)	(2,495)
Net gain on sale of bank premises and equipment	(189)	(54)
Net excess tax (expense) benefit from stock based compensation	(186)	13
Stock-based compensation expense	1,715	2,155
(Increase) decrease in accrued interest receivable	(3,517)	718
Increase in accrued interest payable	1,029	742
Other, net	13,698	(678)
Net Cash Provided by Operating Activities	50,523	44,749
INVESTING ACTIVITIES
Proceeds from maturities, calls and principal paydowns of available-for-sale debt securities	91,068	79,018
Proceeds from sales of available-for-sale debt securities	0	73,832
Purchases of available-for-sale debt securities	(5,976)	(18,044)
Net increase in loans	(157,027)	(84,989)
Proceeds from sale/redemptions of Federal Home Loan Bank stock	48,290	54,747
Purchases of Federal Home Loan Bank and other stock	(55,953)	(60,676)
Proceeds from sale of bank premises and equipment	265	98
Purchases of bank premises, equipment and software	(2,368)	(3,344)
Purchase of corporate owned life insurance	(5,746)	0
Redemption of corporate owned life insurance	3,115	20
Other, net	(413)	(138)
Net Cash (Used in) Provided by Investing Activities	(84,745)	40,524
FINANCING ACTIVITIES
Net decrease in demand, money market, and savings deposits	(95,230)	(286,827)
Net (decrease) increase in time deposits	(18,445)	139,452
Net decrease in Federal funds purchased and securities sold under agreements to repurchase	(15,007)	(5,795)
Increase in other borrowings	351,027	145,100
Repayment of other borrowings	(179,500)	(49,300)
Cash dividends	(17,226)	(17,423)
Common stock issued	81	0
Repurchase of common stock	0	(6,378)
Net shares issued related to restricted stock awards	(105)	(207)
Net proceeds from exercise of stock options	0	(118)
Net Cash Provided by (Used in) Financing Activities	25,595	(81,496)
Net (Decrease) Increase in Cash and Cash Equivalents	(8,627)	3,777
Cash and cash equivalents at beginning of period	79,542	77,837
Total Cash and Cash Equivalents at End of Period	$70,915	$81,614

See notes to unaudited consolidated financial statements.

TOMPKINS FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
(In thousands) (Unaudited)	06/30/2024	06/30/2023
Supplemental Information:
Cash paid during the year for - Interest	$66,042	$34,493
Cash paid during the year for - Taxes	2,560	7,999
Transfer of loans to other real estate owned	80	0
Right-of-use assets obtained in exchange for new lease liabilities	181	422

See notes to unaudited consolidated financial statements.

TOMPKINS FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

(In thousands except share and per share data) (Unaudited)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Non- controlling Interests	Total
Balances at April 1, 2023	$1,456	$303,357	$537,331	$(187,846)	$(5,976)	$1,443	$649,765
Net income attributable to noncontrolling interests and Tompkins Financial Corporation			8,475			31	8,506
Other comprehensive loss				(7,674)			(7,674)
Total Comprehensive Income							832
Cash dividends ($0.60 per share)			(8,711)				(8,711)
Net exercise of stock options (315 shares)		(10)					(10)
Common stock repurchased and returned to unissued status (108,219 shares)	(11)	(6,367)					(6,378)
Stock-based compensation expense		1,110					1,110
Directors deferred compensation plan (3,386 shares)		209			(209)		0
Restricted stock activity (6,341 shares)	(1)	(166)					(167)
Balances at June 30, 2023	$1,444	$298,133	$537,095	$(195,520)	$(6,185)	$1,474	$636,441

Balances at April 1, 2024	$1,444	$297,790	$509,668	$(134,816)	$(6,180)	$1,432	$669,338
Net income attributable to noncontrolling interests and Tompkins Financial Corporation			15,682			31	15,713
Other comprehensive loss				(854)			(854)
Total Comprehensive Income							14,859
Cash dividends ($0.61 per share)			(8,784)				(8,784)
Treasury stock activity (1,090 shares)		40			14		54
Stock-based compensation expense		731					731
Directors deferred compensation plan (3,933 shares)		190			(190)		0
Restricted stock activity (10,905 shares)	(1)	(104)					(105)
Balances at June 30, 2024	$1,443	$298,647	$516,566	$(135,670)	$(6,356)	$1,463	$676,093

(In thousands except share and per share data)(Unaudited)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Non- controlling Interests	Total
Balances at January 1, 2023	$1,456	$302,763	$526,727	$(208,689)	$(6,279)	$1,412	$617,390
Net income attributable to noncontrolling interests and Tompkins Financial Corporation			27,856			62	27,918
Other comprehensive income				13,169			13,169
Total Comprehensive Income							41,087
Cash dividends ($1.20 per share)			(17,423)				(17,423)
Net exercise of stock options (1,824 shares)		(118)					(118)
Common stock repurchased and returned to unissued status (108,219 shares)	(11)	(6,367)					(6,378)
Stock-based compensation expense		2,155					2,155
Directors deferred compensation plan (4,484 shares)		(94)			94		0
Restricted stock activity (7,933 shares)	(1)	(206)					(207)
Adoption of Accounting Guidance ASU 2022-02			(65)				(65)
Balances at June 30, 2023	$1,444	$298,133	$537,095	$(195,520)	$(6,185)	$1,474	$636,441

Balances at January 1, 2024	$1,444	$297,183	$501,510	$(125,005)	$(6,610)	$1,412	$669,934
Net income attributable to noncontrolling interests and Tompkins Financial Corporation			32,554			62	32,616
Other comprehensive loss				(10,665)			(10,665)
Total Comprehensive Income							21,951
Cash dividends ($1.21 per share)			(17,427)				(17,427)
Treasury stock issued (1,990 shares)		81			26		107
Stock-based compensation expense		1,715					1,715
Directors deferred compensation plan ((3,687) shares)		(228)			228		0
Restricted stock activity (12,706 shares)	(1)	(104)					(105)
Adjustment due to the adoption of ASU 2023-02			(71)				(71)
Partial repurchase of noncontrolling interest						(11)	(11)
Balances at June 30, 2024	$1,443	$298,647	$516,566	$(135,670)	$(6,356)	$1,463	$676,093

See notes to unaudited consolidated financial statements

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. Business

Tompkins Financial Corporation ("Tompkins" or the "Company") is headquartered in Ithaca, New York and is registered as a Financial Holding Company with the Federal Reserve Board under the Bank Holding Company Act of 1956, as amended. The Company is a locally oriented, community-based financial services organization that offers a full array of products and services, including commercial and consumer banking, leasing, trust and investment management, financial planning and wealth management, and insurance services. At June 30, 2024, the Company had one wholly-owned banking subsidiary, Tompkins Community Bank. Tompkins Community Bank provides a full array of trust and wealth management services under the Tompkins Financial Advisors brand, including investment management, trust and estate, financial and tax planning as well as life, disability and long-term care insurance services. The Company also has a wholly-owned insurance agency subsidiary, Tompkins Insurance Agencies, Inc. ("Tompkins Insurance"). The Company’s principal offices are located at 118 E. Seneca Street, Ithaca, New York, 14850, and its telephone number is (888) 503-5753. The Company’s common stock is traded on the NYSE American under the symbol "TMP."

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

Newly Adopted Accounting Standards

ASU No. 2023-02, "Investments - Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method." This update will allow reporting entities to consistently account for equity investments made primarily for the purpose of receiving income tax credits or other income tax benefits. This update applies this to all reporting entities that hold (1) tax equity investments that meet the conditions for and elect to account for them using the proportional amortization method or (2) an investment in a low income housing tax credit ("LIHTC") structure through a limited liability entity that is not accounted for using the proportional amortization method and to which certain LIHTC specific guidance removed from Subtopic 323-740 has been applied. Additionally, the disclosure requirements apply to investments that generate income tax credits and other income tax benefits from a tax credit program for which the entity has elected to apply the proportional amortization method (including investments within that elected program that do not meet the conditions to apply the proportional amortization method). The amendments in this Update permit reporting entities to elect to account for their tax equity investments, regardless of the tax credit program from which the income tax credits are received, using the proportional amortization method if certain conditions are met. ASU 2023-02 is effective for fiscal years beginning after December 15, 2023 and interim periods in those years. The adoption of ASU 2023-02 on January 1, 2024 did not have a material effect on the Company's financial statements.

Transition for existing tax credits that qualify must be recognized using either a modified retrospective transition or a retrospective transition for all existing tax investments still expected to provide tax benefits and elected under ASU 2023-02 to apply the proportional amortization method. The Company has elected to treat all existing tax credit investments requiring adjustment under ASU 2023-02 using the modified retrospective method approach.

The Company currently has recorded investments in 2 separate LIHTC structures as of June 30, 2024 totaling $2.2 million already using proportional amortization with a $32,000 benefit recorded to income tax expense in the six months ending June 30, 2024 and $27,000 benefit for the six months ending June 30, 2023. In addition, the Company has a historic rehabilitation tax credit that was previously recorded using the equity investment accounting method and had no residual book value or financial impact in either the current or prior year. The ASU 2023-02 day 1 adoption entry for this tax credit included the recording of a $40,000 investment and the write-off of a $444,000 gross timing difference (tax effective at $111,000) with a corresponding $71,000 reduction to retained earnings.

The Company has also elected to treat the following categories of tax credit investments under the proportional amortization method:

•LIHTC- Low Income Housing Tax Credits
•New Market Tax Credits
•Historic Rehabilitation Tax Credit
•Renewable Energy Tax Credit
•State Specific Tax Credits

Accounting Standards Pending Adoption

ASU No. 2023-07, "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures." The amendments in this Update improve financial reporting by requiring disclosure of incremental segment information on an annual and interim basis. ASU 2023-07 is effective for fiscal years beginning after December 15, 2024 and interim periods in those years, and its adoption is not expected to have a significant effect on our financial statements or disclosures.

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

The Company reviews new accounting standards as issued. Management has not identified any other new standards that it believes will have a significant impact on the Company’s financial statements.

3. Securities

Available-for-Sale Debt Securities
The following tables summarize available-for-sale debt securities held by the Company at June 30, 2024 and December 31, 2023:

	Available-for-Sale Debt Securities
June 30, 2024	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(In thousands)
U.S. Treasuries	$114,808	$60	$4,982	$109,886
Obligations of U.S. Government sponsored entities	442,952	2,937	23,212	422,677
Obligations of U.S. states and political subdivisions	88,563	1	10,088	78,476
Mortgage-backed securities – residential, issued by
U.S. Government agencies	45,419	4	5,311	40,112
U.S. Government sponsored entities	769,723	1,108	106,891	663,940
U.S. corporate debt securities	2,500	0	133	2,367
Total available-for-sale debt securities	$1,463,965	$4,110	$150,617	$1,317,458

	Available-for-Sale Debt Securities
December 31, 2023	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(In thousands)
U.S. Treasuries	$114,418	$495	$5,009	$109,904
Obligations of U.S. Government sponsored entities	472,286	6,449	22,277	456,458
Obligations of U.S. states and political subdivisions	89,999	2	8,077	81,924
Mortgage-backed securities – residential, issued by
U.S. Government agencies	49,976	8	4,744	45,240
U.S. Government sponsored entities	819,303	2,422	100,895	720,830
U.S. corporate debt securities	2,500	0	206	2,294
Total available-for-sale debt securities	$1,548,482	$9,376	$141,208	$1,416,650

Held-to-Maturity Debt Securities
The following tables summarize held-to-maturity debt securities held by the Company at June 30, 2024 and December 31, 2023:

	Held-to-Maturity Debt Securities
June 30, 2024	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(In thousands)
U.S. Treasuries	$86,157	$0	$12,181	$73,976
Obligations of U.S. Government sponsored entities	226,273	0	35,661	190,612
Total held-to-maturity debt securities	$312,430	$0	$47,842	$264,588

	Held-to-Maturity Debt Securities
December 31, 2023	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(In thousands)
U.S. Treasuries	$86,266	$0	$11,051	$75,215
Obligations of U.S. Government sponsored entities	226,135	0	33,895	192,240
Total held-to-maturity debt securities	$312,401	$0	$44,946	$267,455

The Company may from time to time sell debt securities from its available-for-sale portfolio. Realized gains on sales of available-for-sale debt securities were $0 for both the three and six months ended June 30, 2024 and June 30, 2023. Realized losses on sales of available-for-sale debt securities were $0 for the three and six months ended June 30, 2024, and $7.1 million for both the three and six months ended June 30, 2023. There were no sales of available-for-sale debt securities during the three and six months ended June 30, 2024, compared to $80.9 million of available-for-sale debt securities sold during the three and six months ended June 30, 2023. Sales of available-for-sale debt securities were the result of general investment portfolio, interest rate risk and balance sheet management. Proceeds from the sale of available-for-sale debt securities were $0 for the three and six months ended June 30, 2024 and $73.8 million for the three and six months ended June 30, 2023. The Company's investment portfolio includes callable securities that may be called prior to maturity. There were no realized gains or losses on called available-for-sale debt securities for both the three and six months ended June 30, 2024 and June 30, 2023. The Company also recognized net losses of $6,100 and $20,400 for the three and six months ended June 30, 2024, respectively, compared to net losses of $12,000 and net gains of $1,000 for the three and six months ended June 30, 2023, respectively, on equity securities, reflecting the change in fair value.

The following table summarizes available-for-sale debt securities that had unrealized losses at June 30, 2024, and December 31, 2023:

June 30, 2024	Less than 12 Months		12 Months or Longer		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasuries	$19,876	$2	$65,756	$4,980	$85,632	$4,982
Obligations of U.S. Government sponsored entities	29,993	14	214,490	23,198	244,483	23,212
Obligations of U.S. states and political subdivisions	2,236	8	76,125	10,080	78,361	10,088
Mortgage-backed securities – residential, issued by
U.S. Government agencies	0	0	39,801	5,311	39,801	5,311
U.S. Government sponsored entities	14,318	257	559,593	106,634	573,911	106,891
U.S. corporate debt securities	0	0	2,367	133	2,367	133
Total available-for-sale debt securities	$66,423	$281	$958,132	$150,336	$1,024,555	$150,617

December 31, 2023	Less than 12 Months		12 Months or Longer		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasuries	$0	$0	$65,663	$5,009	$65,663	$5,009
Obligations of U.S. Government sponsored entities	14,453	110	220,913	22,167	235,366	22,277
Obligations of U.S. states and political subdivisions	10,572	106	69,601	7,971	80,173	8,077
Mortgage-backed securities – residential, issued by
U.S. Government agencies	1,145	4	43,764	4,740	44,909	4,744
U.S. Government sponsored entities	5,659	66	609,456	100,829	615,115	100,895
U.S. corporate debt securities	0	0	2,294	206	2,294	206
Total available-for-sale debt securities	$31,829	$286	$1,011,691	$140,922	$1,043,520	$141,208

The following table summarizes held-to-maturity debt securities that had unrealized losses at June 30, 2024 and December 31, 2023:

June 30, 2024	Less than 12 Months		12 Months or Longer		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasuries	$0	$0	$73,976	$12,181	$73,976	$12,181
Obligations of U.S. Government sponsored entities	0	0	190,612	35,661	190,612	35,661
Total held-to-maturity debt securities	$0	$0	$264,588	$47,842	$264,588	$47,842

December 31, 2023	Less than 12 Months		12 Months or Longer		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasuries	$0	$0	$75,215	$11,051	$75,215	$11,051
Obligations of U.S. Government sponsored entities	0	0	192,240	33,895	192,240	33,895
Total held-to-maturity debt securities	$0	$0	$267,455	$44,946	$267,455	$44,946

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

Management measures expected credit losses on held-to-maturity debt securities on a collective basis by major security type with each type sharing similar risk characteristics and considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts. Management has made the accounting policy election to exclude accrued interest receivable on held-to-maturity debt securities from the estimate of credit losses. As of June 30, 2024, the held-to-maturity portfolio consisted of U.S. Treasury securities and securities issued by U.S. government-sponsored enterprises, including the Federal National Mortgage Agency, the Federal Home Loan Bank ("FHLB") and the Federal Farm Credit Banks Funding Corporation. U.S. Treasury securities are backed by the full faith and credit of and/or guaranteed by the U.S. government, and it is expected that the securities will not be settled at prices less than the amortized cost bases of the securities. Securities issued by U.S. government agencies or U.S. government-sponsored enterprises carry the explicit and/or implicit guarantee of the U.S. government, are widely recognized as "risk-free," and have a long history of zero credit loss. As such, the Company did not record an allowance for credit losses for these securities as of June 30, 2024 or December 31, 2023.

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

June 30, 2024
(In thousands)	Amortized Cost	Fair Value
Available-for-sale debt securities:
Due in one year or less	$145,289	$143,154
Due after one year through five years	246,804	234,188
Due after five years through ten years	234,401	218,769
Due after ten years	22,329	17,295
Total	648,823	613,406
Mortgage-backed securities	815,142	704,052
Total available-for-sale debt securities	$1,463,965	$1,317,458

December 31, 2023
(In thousands)	Amortized Cost	Fair Value
Available-for-sale debt securities:
Due in one year or less	$99,242	$98,650
Due after one year through five years	307,093	296,279
Due after five years through ten years	245,617	233,569
Due after ten years	27,251	22,082
Total	679,203	650,580
Mortgage-backed securities	869,279	766,070
Total available-for-sale debt securities	$1,548,482	$1,416,650

June 30, 2024
(In thousands)	Amortized Cost	Fair Value
Held-to-maturity debt securities:
Due after five years through ten years	$312,430	$264,588
Total held-to-maturity debt securities	$312,430	$264,588

December 31, 2023
(In thousands)	Amortized Cost	Fair Value
Held-to-maturity debt securities:
Due after five years through ten years	$312,401	$267,455
Total held-to-maturity debt securities	$312,401	$267,455

The Company also holds non-marketable Federal Home Loan Bank of New York ("FHLBNY") stock and non-marketable Atlantic Community Bankers Bank ("ACBB") stock, all of which are required to be held for regulatory purposes and for borrowing availability. The required investment in FHLB stock is tied to the Company’s borrowing levels with the FHLB. Holdings of FHLBNY stock and ACBB stock totaled $41.3 million and $95,000, respectively, at June 30, 2024. These securities are carried at par, which is also cost. The FHLBNY continues to pay dividends and repurchase stock. Quarterly, we evaluate our investment in the FHLB for impairment. We evaluate recent and long-term operating performance, liquidity, funding and capital positions, stock repurchase history, dividend history and impact of legislative and regulatory changes. Based on our most recent evaluation, as of June 30, 2024, we determined that no impairment write-downs were required.

4. Loans and Leases
Loans and leases at June 30, 2024 and December 31, 2023 were as follows:

(In thousands)	06/30/2024	12/31/2023
Commercial and industrial
Agriculture	$92,965	$101,211
Commercial and industrial other	773,767	721,890
PPP loans	254	404
Subtotal commercial and industrial	866,986	823,505
Commercial real estate
Construction	337,361	303,406
Agriculture	210,168	221,670
Commercial real estate other	2,664,214	2,587,591
Subtotal commercial real estate	3,211,743	3,112,667
Residential real estate
Home equity	194,096	188,316
Mortgages	1,377,376	1,373,275
Subtotal residential real estate	1,571,472	1,561,591
Consumer and other
Indirect	461	841
Consumer and other	102,591	96,942
Subtotal consumer and other	103,052	97,783
Leases	13,429	15,383
Total loans and leases	5,766,682	5,610,929
Less: unearned income and deferred costs and fees	(4,818)	(4,994)
Total loans and leases, net of unearned income and deferred costs and fees	$5,761,864	$5,605,935

The Company has adopted comprehensive lending policies, underwriting standards and loan review procedures. Management reviews these policies and procedures on a regular basis. The Company discussed its lending policies and underwriting guidelines for its various lending portfolios in Note 3 – "Loans and Leases" in the Notes to Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023. There have been no significant changes in these policies and guidelines since the date of that report. As such, these policies are reflective of new originations as well as those balances held at December 31, 2023. The Company’s Board of Directors approves the lending policies at least annually. The Company recognizes that exceptions to policy guidelines may occasionally occur and has established procedures for approving exceptions to these policy guidelines. Management has also implemented reporting systems to monitor loan origination, loan quality, concentrations of credit, loan delinquencies and nonperforming loans and potential problem loans.

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

The below tables are an age analysis of past due loans, segregated by class of loans, as of June 30, 2024 and December 31, 2023:

June 30, 2024
(In thousands)	30-59 Days	60-89 Days	90 Days or More	Total Past Due	Current Loans	Total Loans
Loans and Leases
Commercial and industrial
Agriculture	$0	$0	$0	$0	$92,965	$92,965
Commercial and industrial other	562	95	2,116	2,773	770,994	773,767
PPP loans	0	0	0	0	254	254
Subtotal commercial and industrial	562	95	2,116	2,773	864,213	866,986
Commercial real estate
Construction	0	0	0	0	337,361	337,361
Agriculture	88	0	0	88	210,080	210,168
Commercial real estate other	1,101	93	41,589	42,783	2,621,431	2,664,214
Subtotal commercial real estate	1,189	93	41,589	42,871	3,168,872	3,211,743
Residential real estate
Home equity	694	72	1,833	2,599	191,497	194,096
Mortgages	1,602	444	7,060	9,106	1,368,270	1,377,376
Subtotal residential real estate	2,296	516	8,893	11,705	1,559,767	1,571,472
Consumer and other
Indirect	5	11	6	22	439	461
Consumer and other	350	169	326	845	101,746	102,591
Subtotal consumer and other	355	180	332	867	102,185	103,052
Leases	0	0	0	0	13,429	13,429
Total loans and leases	4,402	884	52,930	58,216	5,708,466	5,766,682
Less: unearned income and deferred costs and fees	0	0	0	0	(4,818)	(4,818)
Total loans and leases, net of unearned income and deferred costs and fees	$4,402	$884	$52,930	$58,216	$5,703,648	$5,761,864

December 31, 2023
(In thousands)	30-59 Days	60-89 Days	90 Days or More	Total Past Due	Current Loans	Total Loans
Loans and Leases
Commercial and industrial
Agriculture	$0	$0	$0	$0	$101,211	$101,211
Commercial and industrial other	389	887	2,124	3,400	718,490	721,890
PPP loans	0	0	0	0	404	404
Subtotal commercial and industrial	389	887	2,124	3,400	820,105	823,505
Commercial real estate
Construction	0	0	0	0	303,406	303,406
Agriculture	61	0	0	61	221,609	221,670
Commercial real estate other	290	0	25,056	25,346	2,562,245	2,587,591
Subtotal commercial real estate	351	0	25,056	25,407	3,087,260	3,112,667
Residential real estate
Home equity	466	211	1,968	2,645	185,671	188,316
Mortgages	1,353	111	6,916	8,380	1,364,895	1,373,275
Subtotal residential real estate	1,819	322	8,884	11,025	1,550,566	1,561,591
Consumer and other
Indirect	7	11	11	29	812	841
Consumer and other	302	122	270	694	96,248	96,942
Subtotal consumer and other	309	133	281	723	97,060	97,783
Leases	0	0	0	0	15,383	15,383
Total loans and leases	2,868	1,342	36,345	40,555	5,570,374	5,610,929
Less: unearned income and deferred costs and fees	0	0	0	0	(4,994)	(4,994)
Total loans and leases, net of unearned income and deferred costs and fees	$2,868	$1,342	$36,345	$40,555	$5,565,380	$5,605,935

The following tables present the amortized cost basis of loans on nonaccrual status and the amortized cost basis of loans on nonaccrual status for which there was no related allowance for credit losses. The below tables are an age analysis of nonaccrual loans segregated by class of loans, as of June 30, 2024 and December 31, 2023:

June 30, 2024
(In thousands)	Nonaccrual Loans and Leases with no ACL	Nonaccrual Loans and Leases	Loans and Leases Past Due Over 89 Days and Accruing
Loans and Leases
Commercial and industrial
Commercial and industrial other	$44	$2,921	$0
Subtotal commercial and industrial	44	2,921	0
Commercial real estate
Agriculture	0	137	0
Commercial real estate other	40,406	43,967	0
Subtotal commercial real estate	40,406	44,104	0
Residential real estate
Home equity	0	3,470	0
Mortgages	0	11,541	0
Subtotal residential real estate	0	15,011	0
Consumer and other
Indirect	0	22	0
Consumer and other	0	195	215
Subtotal consumer and other	0	217	215
Total loans and leases	$40,450	$62,253	$215

December 31, 2023
(In thousands)	Nonaccrual Loans and Leases with no ACL	Nonaccrual Loans and Leases	Loans and Leases Past Due Over 89 Days and Accruing
Loans and Leases
Commercial and industrial
Commercial and industrial other	$0	$2,253	$0
Subtotal commercial and industrial	0	2,273	0
Commercial real estate
Agriculture	0	170	0
Commercial real estate other	42,038	44,280	0
Subtotal commercial real estate	42,038	44,450	0
Residential real estate
Home equity	0	3,230	0
Mortgages	0	11,942	0
Subtotal residential real estate	0	15,172	0
Consumer and other
Indirect	0	40	0
Consumer and other	0	230	101
Subtotal consumer and other	0	270	101
Total loans and leases	$42,038	$62,165	$101

The Company recognized $0 of interest income on nonaccrual loans during the three and six months ended June 30, 2024 and 2023.

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

Since the methodology is based upon historical experience and trends, current conditions, and reasonable and supportable forecasts, as well as management’s judgment, factors may arise that result in different estimates. While management’s evaluation of the allowance as of June 30, 2024 considers the allowance to be appropriate, under certain conditions or assumptions, the Company would need to increase or decrease the allowance. In addition, various federal and State regulatory agencies, as part of their examination process, review the Company's allowance and may require the Company to recognize additions to the allowance based on their judgements and information available to them at the time of their examinations.

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

The following tables detail activity in the allowance for credit losses on loans for the three and six months ended June 30, 2024 and 2023. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

Three Months Ended June 30, 2024
(In thousands)	Commercial & Industrial	Commercial Real Estate	Residential Real Estate	Consumer and Other	Finance Leases	Total
Allowance for credit losses:
Beginning balance	$7,586	$31,467	$11,181	$1,396	$74	$51,704
Charge-offs	(30)	0	0	(626)	0	(656)
Recoveries	11	1	5	130	0	147
Provision (credit) for credit loss expense	(155)	1,091	383	551	(6)	1,864
Ending Balance	$7,412	$32,559	$11,569	$1,451	$68	$53,059

Three Months Ended June 30, 2023
(In thousands)	Commercial & Industrial	Commercial Real Estate	Residential Real Estate	Consumer and Other	Finance Leases	Total
Allowance for credit losses:
Beginning balance	$6,316	$27,186	$10,858	$1,628	$111	$46,099
Charge-offs	0	0	0	(169)	0	(169)
Recoveries	13	(9)	114	78	0	196
Provision (credit) for credit loss expense	356	1,791	139	143	(10)	2,419
Ending Balance	$6,685	$28,968	$11,111	$1,680	$101	$48,545

Six Months Ended June 30, 2024
(In thousands)	Commercial & Industrial	Commercial Real Estate	Residential Real Estate	Consumer and Other	Finance Leases	Total
Allowance for credit losses:
Beginning balance	$6,667	$31,581	$11,700	$1,557	$79	$51,584
Charge-offs	(30)	0	0	(1,071)	0	(1,101)
Recoveries	18	3	125	218	0	364
Provision (credit) for credit loss expense	757	975	(256)	747	(11)	2,212
Ending Balance	$7,412	$32,559	$11,569	$1,451	$68	$53,059

Six Months Ended June 30, 2023
(In thousands)	Commercial & Industrial	Commercial Real Estate	Residential Real Estate	Consumer and Other	Finance Leases	Total
Allowance for credit losses:
Beginning balance	$6,039	$27,287	$11,154	$1,358	$96	$45,934
Impact of adopting ASU 2016-13	2	16	46	0	0	64
Charge-offs	0	0	(2)	(275)	0	(277)
Recoveries	59	1,237	178	111	0	1,585
Provision for credit loss expense	585	428	(265)	486	5	1,239
Ending Balance	$6,685	$28,968	$11,111	$1,680	$101	$48,545

The following tables detail activity in the liabilities for off-balance sheet credit exposures for the three and six months ended June 30, 2024 and 2023:

Three Months Ended June 30,
(In thousands)	2024	2023
Liabilities for off-balance sheet credit exposures at beginning of period	$2,776	$3,151
(Credit) provision for credit loss expense related to off-balance sheet credit exposures	308	(166)
Liabilities for off-balance sheet credit exposures at end of period	$3,084	$2,985

Six Months Ended June 30,
(In thousands)	2024	2023
Liabilities for off-balance sheet credit exposures at beginning of period	$2,270	$2,796
Provision for credit loss expense related to off-balance sheet credit exposures	814	189
Liabilities for off-balance sheet credit exposures at end of period	$3,084	$2,985

The following tables present the amortized cost basis of collateral dependent loans, which are individually evaluated to determine expected credit losses, and the related allowance for credit losses allocated to these loans:

(In thousands)	Real Estate	Business Assets	Other	Total	ACL Allocation
June 30, 2024
Commercial and Industrial	$337	$0	$0	$337	$243
Commercial Real Estate	42,594	0	0	42,594	1,391
Total Loans and Leases	$42,931	$0	$0	$42,931	$1,634

(In thousands)	Real Estate	Business Assets	Other	Total	ACL Allocation
December 31, 2023
Commercial and Industrial	$2,035	$0	$0	$2,035	$0
Commercial Real Estate	42,333	0	0	42,333	1,082
Total Loans and Leases	$44,368	$0	$0	$44,368	$1,082

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

The following table shows the amortized cost basis at June 30, 2024 of the loans modified to borrowers experiencing financial difficulty during the six months ended June 30, 2024, disaggregated by class of financing receivable and type of concession granted:

(In thousands)	Term Extension	Interest Rate Reduction	Payment Delay and Term Extension	Term Extension and Interest Rate Reduction	Payment Delay	Total	% of Total Class of Loans and Leases
Commercial and Industrial
Commercial and Industrial Other	$15	$497	$0	$0	$0	$512	0.07%
Total Commercial and Industrial	15	497	0	0	0	512	0.06%
Commercial Real Estate
Commercial Real Estate Other	0	3,054	0	0	0	3,054	0.11%
Total Commercial Real Estate	0	3,054	0	0	0	3,054	0.10%
Residential
Mortgages	0	0	0	0	490	490	0.04%
Total Residential	0	0	0	0	490	490	0.03%
Consumer
Consumer and Other	22	0	0	0	0	22	0.02%
Total Consumer	22	0	0	0	0	22	0.02%
Total Loans and Leases	$37	$3,551	$0	$0	$490	$4,078	0.07%

There were no loan modifications made to borrowers experiencing financial difficulty that defaulted during the three and six months ended June 30, 2024.

The following table shows the aging analysis of loan modifications made to borrowers experiencing financial difficulty as of June 30, 2024:

June 30, 2024	Payment Status (Amortized Cost Basis)
(In thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Non-Accrual	Total
Commercial and Industrial
Commercial and industrial other	$497	$0	$0	$0	$15	$512
Total Commercial and Industrial	497	0	0	0	15	512
Commercial Real Estate
Commercial real estate other	3,054	0	0	0	0	3,054
Total Commercial Real Estate	3,054	0	0	0	0	3,054
Residential Real Estate
Mortgages	156	0	0	0	334	490
Total Residential Real Estate	156	0	0	0	334	490
Consumer and Other
Consumer and other	0	0	0	0	22	22
Total Consumer and Other	0	0	0	0	22	22
Total	$3,707	$0	$0	$0	$371	$4,078

The following tables present credit quality indicators by total loans on an amortized cost basis by origination year as of June 30, 2024 and December 31, 2023:

June 30, 2024
(In thousands)	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total Loans
Commercial and Industrial - Other:
Pass	$80,048	$127,286	$93,453	$60,832	$23,139	$161,290	$215,166	$6,842	$768,056
Special Mention	993	801	171	766	170	323	20	0	3,244
Substandard	450	0	0	60	159	896	902	0	2,467
Total Commercial and Industrial - Other	$81,491	$128,087	$93,624	$61,658	$23,468	$162,509	$216,088	$6,842	$773,767
Current-period gross writeoffs	$0	$0	$30	$0	$0	$0	$0	$0	$30
Commercial and Industrial - PPP:
Pass	$0	$0	$0	$201	$53	$0	$0	$0	$254
Special Mention	0	0	0	0	0	0	0	0	0
Substandard	0	0	0	0	0	0	0	0	0
Total Commercial and Industrial - PPP	$0	$0	$0	$201	$53	$0	$0	$0	$254
Current-period gross writeoffs	$0	$0	$0	$0	$0	$0	$0	$0	$0
Commercial and Industrial - Agriculture:
Pass	$6,835	$27,390	$10,935	$2,545	$2,136	$7,098	$34,149	$1,787	$92,875
Special Mention	0	0	0	41	0	0	0	0	41
Substandard	0	0	0	0	49	0	0	0	49
Total Commercial and Industrial - Agriculture	$6,835	$27,390	$10,935	$2,586	$2,185	$7,098	$34,149	$1,787	$92,965
Current-period gross writeoffs	$0	$0	$0	$0	$0	$0	$0	$0	$0
Commercial Real Estate
Pass	$149,918	$251,108	$333,784	$365,517	$285,878	$1,142,016	$18,752	$12,895	$2,559,868
Special Mention	0	992	720	0	16,891	20,931	0	0	39,534
Substandard	0	0	15,017	2,126	0	46,539	1,130	0	64,812
Total Commercial Real Estate	$149,918	$252,100	$349,521	$367,643	$302,769	$1,209,486	$19,882	$12,895	$2,664,214
Current-period gross writeoffs	$0	$0	$0	$0	$0	$0	$0	$0	$0
Commercial Real Estate - Agriculture:
Pass	$5,578	$12,843	$38,280	$22,226	$20,484	$105,468	$3,067	$697	$208,643
Special Mention	0	0	0	0	0	1,344	0	0	1,344
Substandard	0	0	0	0	0	181	0	0	181
Total Commercial Real Estate - Agriculture	$5,578	$12,843	$38,280	$22,226	$20,484	$106,993	$3,067	$697	$210,168
Current-period gross writeoffs	$0	$0	$0	$0	$0	$0	$0	$0	$0

(In thousands)	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total Loans
Commercial Real Estate - Construction
Pass	$536	$0	$688	$8,774	$2,034	$299	$314,428	$6,053	$332,812
Special Mention	0	0	0	0	0	0	4,549	0	4,549
Substandard	0	0	0	0	0	0	0	0	0
Total Commercial Real Estate - Construction	$536	$0	$688	$8,774	$2,034	$299	$318,977	$6,053	$337,361
Current-period gross writeoffs	$0	$0	$0	$0	$0	$0	$0	$0	$0
Residential - Home Equity
Performing	$12,141	$2,455	$2,310	$989	$550	$13,454	$157,852	$875	$190,626
Nonperforming	0	0	0	0	0	774	2,696	0	3,470
Total Residential - Home Equity	$12,141	$2,455	$2,310	$989	$550	$14,228	$160,548	$875	$194,096
Current-period gross writeoffs	$0	$0	$0	$0	$0	$0	$0	$0	$0
Residential - Mortgages
Performing	$55,120	$136,213	$179,776	$247,638	$212,882	$534,206	$0	$0	$1,365,835
Nonperforming	0	137	390	421	1,098	9,495	0	0	11,541
Total Residential - Mortgages	$55,120	$136,350	$180,166	$248,059	$213,980	$543,701	$0	$0	$1,377,376
Current-period gross writeoffs	$0	$0	$0	$0	$0	$0	$0	$0	$0
Consumer - Direct
Performing	$40,561	$20,522	$11,577	$10,053	$4,540	$12,574	$2,569	$0	$102,396
Nonperforming	2	0	3	0	1	165	24	0	195
Total Consumer - Direct	$40,563	$20,522	$11,580	$10,053	$4,541	$12,739	$2,593	$0	$102,591
Current-period gross writeoffs	$943	$13	$2	$32	$4	$74	$0	$0	$1,068
Consumer - Indirect
Performing	$0	$0	$0	$73	$41	$325	$0	$0	$439
Nonperforming	0	0	0	0	0	22	0	0	22
Total Consumer - Indirect	$0	$0	$0	$73	$41	$347	$0	$0	$461
Current-period gross writeoffs	$0	$0	$0	$0	$0	$3	$0	$0	$3

December 31, 2023
(In thousands)	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total Loans
Commercial and Industrial - Other:
Pass	$130,993	$92,335	$68,030	$28,237	$33,618	$141,758	$212,349	$5,063	$712,383
Special Mention	915	196	222	242	79	1,287	682	0	3,623
Substandard	0	46	78	329	18	2,833	2,580	0	5,884
Total Commercial and Industrial - Other	$131,908	$92,577	$68,330	$28,808	$33,715	$145,878	$215,611	$5,063	$721,890
Current-period gross writeoffs	$6	$0	$0	$0	$0	$29	$0	$0	$35
Commercial and Industrial - Agriculture:
Pass	$24,924	$11,935	$3,341	$3,114	$3,268	$16,759	$36,728	$1,030	$101,099
Special Mention	0	0	47	0	0	0	0	0	47
Substandard	0	0	0	56	0	8	1	0	65
Total Commercial and Industrial - Agriculture	$24,924	$11,935	$3,388	$3,170	$3,268	$16,767	$36,729	$1,030	$101,211
Current-period gross writeoffs	$0	$0	$0	$0	$0	$0	$0	$0	$0
Commercial and Industrial - PPP:
Pass	$0	$0	$264	$140	$0	$0	$0	$0	$404
Special Mention	0	0	0	0	0	0	0	0	0
Substandard	0	0	0	0	0	0	0	0	0
Total Commercial and Industrial - PPP	$0	$0	$264	$140	$0	$0	$0	$0	$404
Current-period gross writeoffs	$0	$0	$0	$0	$0	$0	$0	$0	$0
Commercial Real Estate
Pass	$246,016	$317,583	$365,975	$292,960	$272,722	$921,201	$34,346	$24,949	$2,475,752
Special Mention	0	632	0	17,133	11,422	16,100	0	0	45,287
Substandard	0	15,300	2,128	0	2,059	45,709	1,356	0	66,552
Total Commercial Real Estate	$246,016	$333,515	$368,103	$310,093	$286,203	$983,010	$35,702	$24,949	$2,587,591
Current-period gross writeoffs	$0	$0	$0	$0	$0	$0	$0	$0	$0
Commercial Real Estate - Agriculture:
Pass	$14,668	$37,256	$22,813	$21,001	$23,794	$93,890	$257	$6,364	$220,043
Special Mention	0	0	0	0	378	1,033	0	0	1,411
Substandard	0	0	0	0	170	46	0	0	216
Total Commercial Real Estate - Agriculture	$14,668	$37,256	$22,813	$21,001	$24,342	$94,969	$257	$6,364	$221,670
Current-period gross writeoffs	$0	$0	$0	$0	$0	$0	$0	$0	$0

(In thousands)	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total Loans
Commercial Real Estate - Construction
Pass	$9,265	$2,793	$8,068	$2,501	$357	$596	$274,224	$5,602	$303,406
Special Mention	0	0	0	0	0	0	0	0	0
Substandard	0	0	0	0	0	0	0	0	0
Total Commercial Real Estate - Construction	$9,265	$2,793	$8,068	$2,501	$357	$596	$274,224	$5,602	$303,406
Current-period gross writeoffs	$0	$0	$0	$0	$0	$0	$0	$0	$0
Residential - Home Equity
Performing	$2,378	$2,237	$890	$529	$832	$8,178	$164,205	$5,837	$185,086
Nonperforming	0	0	0	0	0	337	2,893	0	3,230
Total Residential - Home Equity	$2,378	$2,237	$890	$529	$832	$8,515	$167,098	$5,837	$188,316
Current-period gross writeoffs	$0	$0	$0	$0	$0	$20	$0	$0	$20
Residential - Mortgages
Performing	$131,004	$186,401	$256,127	$221,945	$109,594	$456,167	$0	$0	$1,361,238
Nonperforming	0	393	329	986	883	9,446	0	0	12,037
Total Residential - Mortgages	$131,004	$186,794	$256,456	$222,931	$110,477	$465,613	$0	$0	$1,373,275
Current-period gross writeoffs	$0	$0	$0	$0	$0	$0	$0	$0	$0
Consumer - Direct
Performing	$50,295	$13,327	$11,316	$5,157	$4,037	$9,857	$2,723	$0	$96,712
Nonperforming	2	0	0	0	70	157	1	0	230
Total Consumer - Direct	$50,297	$13,327	$11,316	$5,157	$4,107	$10,014	$2,724	$0	$96,942
Current-period gross writeoffs	$801	$29	$16	$21	$83	$28	$0	$0	$978
Consumer - Indirect
Performing	$0	$0	$97	$68	$402	$234	$0	$0	$801
Nonperforming	0	0	0	0	30	10	0	0	40
Total Consumer - Indirect	$0	$0	$97	$68	$432	$244	$0	$0	$841
Current-period gross writeoffs	$0	$0	$0	$0	$53	$14	$0	$0	$67

6. Earnings Per Share

Earnings per share in the table below, for the three and six month periods ended June 30, 2024 and 2023 are calculated under the two-class method as required by ASC Topic 260, Earnings Per Share (ASC 260). ASC 260 provides that unvested share-based payment awards that contain nonforfeitable rights to dividends are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. Prior to 2019, the Company issued restricted stock awards that contained such rights and are therefore considered participating securities. Since 2019, the Company has issued restricted stock awards that do not have nonforfeitable rights to dividends and are therefore not considered participating securities. Basic earnings per common share are calculated by dividing net income allocable to common stock by the weighted average number of common shares, excluding participating securities, during the period. Diluted earnings per common share include the dilutive effect of participating securities.

	Three Months Ended
(In thousands, except share and per share data)	6/30/2024	6/30/2023
Basic
Net income available to common shareholders	$15,682	$8,475
Less: income attributable to unvested stock-based compensation awards	0	(8)
Net earnings allocated to common shareholders	15,682	8,467

Weighted average shares outstanding, including unvested stock-based compensation awards	14,399,291	14,502,161

Less: average unvested stock-based compensation awards	(184,717)	(188,028)
Weighted average shares outstanding - Basic	14,214,574	14,314,133

Diluted
Net earnings allocated to common shareholders	15,682	8,467

Weighted average shares outstanding - Basic	14,214,574	14,314,133

Plus: incremental shares from assumed conversion of stock-based compensation awards	25,052	32,654
Weighted average shares outstanding - Diluted	14,239,626	14,346,787

Basic EPS	$1.10	$0.59
Diluted EPS	$1.10	$0.59

Stock-based compensation awards representing 88,913 and 60,891 of common shares during the three months ended June 30, 2024 and 2023, respectively, were not included in the computations of diluted earnings per common share because the effect on those periods would have been anti-dilutive.

	Six Months Ended
(In thousands, except share and per share data)	6/30/2024	6/30/2023
Basic
Net income available to common shareholders	$32,554	$27,856
Less: income attributable to unvested stock-based compensation awards	0	(26)
Net earnings allocated to common shareholders	32,554	27,830

Weighted average shares outstanding, including unvested stock-based compensation awards	14,402,519	14,511,078

Less: unvested stock-based compensation awards	(189,277)	(190,763)
Weighted average shares outstanding - Basic	14,213,242	14,320,315

Diluted
Net earnings allocated to common shareholders	32,554	27,830

Weighted average shares outstanding - Basic	14,213,242	14,320,315

Plus: incremental shares from assumed conversion of stock-based compensation awards	25,750	47,866
Weighted average shares outstanding - Diluted	14,238,992	14,368,181

Basic EPS	$2.29	$1.94
Diluted EPS	$2.29	$1.94

Stock-based compensation awards representing approximately 39,266 and 32,036 of common shares during the six months ended June 30, 2024 and 2023, respectively were not included in the computations of diluted earnings per common share because the effect on those periods would have been anti-dilutive.

7. Other Comprehensive Income (Loss)

The following tables present reclassifications out of accumulated other comprehensive income (loss) for the three and six month periods ended June 30, 2024 and 2023:

	Three Months Ended June 30, 2024
(In thousands)	Before-Tax Amount	Tax (Expense) Benefit	Net of Tax
Available-for-sale debt securities:
Change in net unrealized (loss) gain during the period	$(1,391)	$340	$(1,051)
Reclassification adjustment for net realized loss on sale of available-for-sale debt securities included in net income (loss)	0	0	0
Net unrealized losses	(1,391)	340	(1,051)

Employee benefit plans:
Amortization of net retirement plan actuarial gain (loss)	215	(53)	162
Amortization of net retirement plan prior service cost	47	(12)	35
Employee benefit plans	262	(65)	197
Other comprehensive loss	$(1,129)	$275	$(854)

	Three Months Ended June 30, 2023
(In thousands)	Before-Tax Amount	Tax (Expense) Benefit	Net of Tax
Available-for-sale debt securities:
Change in net unrealized gain (loss) during the period	$(17,531)	$4,294	$(13,237)
Reclassification adjustment for net realized loss on sale of available-for-sale debt securities included in net income	7,052	(1,727)	5,325
Net unrealized losses	(10,479)	2,567	(7,912)

Employee benefit plans:
Amortization of net retirement plan actuarial gain (loss)	261	(64)	197
Amortization of net retirement plan prior service cost	54	(13)	41
Employee benefit plans	315	(77)	238
Other comprehensive loss	$(10,164)	$2,490	$(7,674)

	Six Months Ended June 30, 2024
(In thousands)	Before-Tax Amount	Tax (Expense) Benefit	Net of Tax
Available-for-sale debt securities:
Change in net unrealized gain (loss) during the period	$(14,675)	$3,596	$(11,079)
Reclassification adjustment for net realized loss on sale of available-for-sale debt securities included in net income	0	0	0
Net unrealized losses	(14,675)	3,596	(11,079)

Employee benefit plans:
Amortization of net retirement plan actuarial loss	457	(112)	345
Amortization of net retirement plan prior service cost	92	(23)	69
Employee benefit plans	549	(135)	414
Other comprehensive loss	$(14,126)	$3,461	$(10,665)

	Six Months Ended June 30, 2023
(In thousands)	Before-Tax Amount	Tax (Expense) Benefit	Net of Tax
Available-for-sale debt securities:
Change in net unrealized gain (loss) during the period	$9,724	$(2,383)	$7,341
Reclassification adjustment for net realized loss on sale of available-for-sale debt securities included in net income	7,052	(1,727)	5,325
Net unrealized gains	16,776	(4,110)	12,666

Employee benefit plans:
Amortization of net retirement plan actuarial gain	558	(137)	421
Amortization of net retirement plan prior service cost	109	(27)	82
Employee benefit plans	667	(164)	503
Other comprehensive income	$17,443	$(4,274)	$13,169

The following table presents the activity in our accumulated other comprehensive (loss) income for the periods indicated:

(In thousands)	Available-for- Sale Debt Securities	Employee Benefit Plans	Accumulated Other Comprehensive (Loss) Income
Balance at April 1, 2024	$(109,563)	$(25,253)	$(134,816)
Other comprehensive loss before reclassifications	(1,051)	0	(1,051)
Amounts reclassified from accumulated other comprehensive (loss) income	0	197	197
Net current-period other comprehensive (loss) income	(1,051)	197	(854)
Balance at June 30, 2024	$(110,614)	$(25,056)	$(135,670)

Balance at January 1, 2024	$(99,535)	$(25,470)	$(125,005)
Other comprehensive loss before reclassifications	(11,079)	0	(11,079)
Amounts reclassified from accumulated other comprehensive (loss) income	0	414	414
Net current-period other comprehensive (loss) income	(11,079)	414	(10,665)
Balance at June 30, 2024	$(110,614)	$(25,056)	$(135,670)

(In thousands)	Available-for- Sale Debit Securities	Employee Benefit Plans	Accumulated Other Comprehensive (Loss) Income
Balance at April 1, 2023	$(158,225)	$(29,621)	$(187,846)
Other comprehensive income before reclassifications	(13,237)	0	(13,237)
Amounts reclassified from accumulated other comprehensive (loss) income	5,325	238	5,563
Net current-period other comprehensive (loss) income	(7,912)	238	(7,674)
Balance at June 30, 2023	$(166,137)	$(29,383)	$(195,520)

Balance at January 1, 2023	$(178,803)	$(29,886)	$(208,689)
Other comprehensive income (loss) before reclassifications	7,341	0	7,341
Amounts reclassified from accumulated other comprehensive (loss) income	5,325	503	5,828
Net current-period other comprehensive income (loss)	12,666	503	13,169
Balance at June 30, 2023	$(166,137)	$(29,383)	$(195,520)

The following tables present the amounts reclassified out of each component of accumulated other comprehensive (loss) income for the three and six months ended June 30, 2024 and 2023:

Three Months Ended June 30, 2024
Details about Accumulated other Comprehensive Income (Loss) Components (In thousands)	Amount Reclassified from Accumulated Other Comprehensive (Loss) Income[1]	Affected Line Item in the Statement Where Net Income is Presented
Available-for-sale debt securities:
Unrealized gains and losses on available-for-sale debt securities	$0	Net loss on securities transactions
	0	Income tax expense
	0	Net of tax
Employee benefit plans:
Amortization of the following[2]
Net retirement plan actuarial loss	(215)	Other operating expense
Net retirement plan prior service cost	(47)	Other operating expense
	(262)	Total before tax
	65	Income tax expense
	$(197)	Net of tax

Three Months Ended June 30, 2023
Details about Accumulated other Comprehensive Income (Loss) Components (In thousands)	Amount Reclassified from Accumulated Other Comprehensive (Loss) Income[1]	Affected Line Item in the Statement Where Net Income is Presented
Available-for-sale debt securities:
Unrealized gains and losses on available-for-sale debt securities	$(7,052)	Net loss on securities transactions
	1,727	Income tax expense
	(5,325)	Net of tax
Employee benefit plans:
Amortization of the following [2]
Net retirement plan actuarial loss	(261)	Other operating expense
Net retirement plan prior service cost	(54)	Other operating expense
	(315)	Total before tax
	77	Income tax expense
	$(238)	Net of tax

Six Months Ended June 30, 2024
Details about Accumulated other Comprehensive Income (Loss) Components (In thousands)	Amount Reclassified from Accumulated Other Comprehensive (Loss)[1]	Affected Line Item in the Statement Where Net Income is Presented
Available-for-sale debt securities:
Unrealized gains and losses on available-for-sale debt securities	$0	Net loss on securities transactions
	0	Income tax expense
	0	Net of tax
Employee benefit plans:
Amortization of the following[2]
Net retirement plan actuarial loss	(457)	Other operating expense
Net retirement plan prior service cost	(92)	Other operating expense
	(549)	Total before tax
	135	Income tax expense
	$(414)	Net of tax

Six Months Ended June 30, 2023
Details about Accumulated other Comprehensive Income (Loss) Components (In thousands)	Amount Reclassified from Accumulated Other Comprehensive (Loss)[1]	Affected Line Item in the Statement Where Net Income is Presented
Available-for-sale debt securities:
Unrealized gains and losses on available-for-sale debt securities	$(7,052)	Net loss on securities transactions
	1,727	Income tax expense
	(5,325)	Net of tax
Employee benefit plans:
Amortization of the following[2]
Net retirement plan actuarial loss	(558)	Other operating expense
Net retirement plan prior service cost	(109)	Other operating expense
	(667)	Total before tax
	164	Income tax expense
	$(503)	Net of tax
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

Components of Net Periodic Benefit Cost

	Pension Benefits		Life and Health		SERP Benefits
	Three Months Ended		Three Months Ended		Three Months Ended
(In thousands)	6/30/2024	6/30/2023	6/30/2024	6/30/2023	6/30/2024	6/30/2023
Service cost	$0	$0	$6	$1	$17	$7
Interest cost	762	814	81	88	267	275
Expected return on plan assets	(1,342)	(1,195)	0	0	0	0
Amortization of net retirement plan actuarial loss	229	274	(14)	(13)	0	0
Amortization of net retirement plan prior service (credit) cost	0	0	(10)	(15)	57	69
Net periodic benefit (income) cost	$(351)	$(107)	$63	$61	$341	$351

	Pension Benefits		Life and Health		SERP Benefits
	Six Months Ended		Six Months Ended		Six Months Ended
(In thousands)	6/30/2024	6/30/2023	6/30/2024	6/30/2023	6/30/2024	6/30/2023
Service cost	$0	$0	$13	$16	$29	$21
Interest cost	1,594	1,637	171	177	565	574
Expected return on plan assets	(2,573)	(2,394)	0	0	0	0
Amortization of net retirement plan actuarial loss	488	578	(31)	(20)	0	0
Amortization of net retirement plan prior service cost (credit)	0	0	(21)	(30)	113	139
Net periodic benefit (income) cost	$(491)	$(179)	$132	$143	$707	$734

The service component of net periodic benefit cost for the Company's benefit plans is recorded as a part of salaries and wages in the consolidated statements of income. All other components are recorded as part of other operating expenses in the consolidated statements of income.

The Company realized approximately $414,000 and $503,000, net of tax, as amortization of amounts previously recognized in accumulated other comprehensive (loss) income, for the six months ended June 30, 2024 and 2023, respectively.

The Company is not required to contribute to the pension plan, but it may make voluntary contributions. The Company did not contribute to the pension plan in the first six months of 2024 and 2023.

9. Other Income and Operating Expense

Other income and operating expense totals are presented in the table below. Components of these totals exceeding 1% of the aggregate of total noninterest income and total noninterest expenses for any of the periods presented below are stated separately.

	Three Months Ended		Six Months Ended
(In thousands)	6/30/2024	6/30/2023	6/30/2024	6/30/2023
Noninterest Income
Other service charges	$665	$649	$1,321	$1,264
Earnings from corporate owned life insurance	1,227	554	1,777	1,169
Net gains on the sale of loans originated for sale	240	27	314	65
Other income	670	373	1,610	1,046
Total other income	$2,802	$1,603	$5,022	$3,544
Noninterest Expenses
Marketing expense	$1,094	$1,688	$2,069	$2,792
Professional fees	1,667	2,124	3,367	3,928
Legal fees	327	635	550	1,054
Technology expense	4,044	3,656	8,110	7,663
FDIC insurance	1,495	779	2,904	1,833
Cardholder expense	1,038	1,116	2,098	2,133
Other expenses	3,684	4,470	7,242	8,534
Total other operating expense	$13,349	$14,468	$26,340	$27,937

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

Mutual Fund & Investment Income
The Company also earns transaction fees and commissions related to product sales that represent the Company’s share of transaction fees resulting from investment services and programs provided through an agent relationship with a third-party broker-dealer. Those fees are collected and recognized on a monthly basis. Trailing fees are based upon fair values and are assessed, collected and recognized on a quarterly basis. Tompkins Community Bank acts as an agent in arranging the relationship between the customer and the third-party provider and does not control the services rendered; therefore, investment product sales commissions and fees are reported net of related costs.

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

The following tables present noninterest income, segregated by revenue streams in-scope and out-of-scope of ASC 606, for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended
(In thousands)	06/30/2024	06/30/2023
Noninterest Income
In-scope of Topic 606:
Commissions and Fees	$8,472	$7,979
Installment Billing	(59)	(42)
Refund of Commissions	38	113
Contract Liabilities/Deferred Revenue	(285)	(295)
Contingent Commissions	921	917
Subtotal Insurance Revenues	9,087	8,672
Trust and Asset Management	4,441	3,637
Mutual Fund & Investment Income	408	1,041
Subtotal Investment Service Income	4,849	4,678
Service Charges on Deposit Accounts	1,766	1,640
Card Services Income	3,278	3,087
Other	305	325
Noninterest Income (in-scope of ASC 606)	19,285	18,402
Noninterest Income (out-of-scope of ASC 606)	2,491	(5,787)
Total Noninterest Income	$21,776	$12,615

	Six Months Ended
(In thousands)	06/30/2024	06/30/2023
Noninterest Income
In-scope of Topic 606:
Commissions and Fees	$17,394	$16,495
Installment Billing	(59)	(40)
Refund of Commissions	73	172
Contract Liabilities/Deferred Revenue	(289)	(298)
Contingent Commissions	2,227	1,852
Subtotal Insurance Revenues	19,346	18,181
Trust and Asset Management	8,909	7,072
Mutual Fund & Investment Income	877	2,115
Subtotal Investment Service Income	9,786	9,187
Service Charges on Deposit Accounts	3,562	3,386
Card Services Income	6,217	5,769
Other	625	674
Noninterest Income (in-scope of ASC 606)	39,536	37,197
Noninterest Income (out-of-scope of ASC 606)	4,377	(4,182)
Total Noninterest Income	$43,913	$33,015

Contract Balances
A contract asset balance occurs when an entity performs a service for a customer before the customer pays consideration or before payment is due, which would result in contract receivables or assets, respectively. A contract liability balance is an entity’s obligation to transfer a service to a customer for which the entity has already received payment or for which payment is due from the customer. The Company’s noninterest revenue streams, excluding some insurance commissions and fees, are largely based on transactional activity, or standard month-end revenue accruals such as asset management fees based on month-end market values. Receivables primarily consist of amounts due for insurance and wealth management services performed for which the Company's performance obligations have been fully satisfied. Receivables for the insurance and wealth management services segments amounted to $4.5 million and $3.5 million, respectively, at June 30, 2024, compared to $5.7 million and $3.0 million, respectively, at December 31, 2023. Included in those amounts are contract assets related to contingent income of $1.3 million and $2.8 million, respectively, at June 30, 2024 and December 31, 2023, and contract liabilities of $2.8 million and $1.9 million, respectively, at June 30, 2024 and December 31, 2023.

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

11. Financial Guarantees

The Company currently does not issue any guarantees that would require liability recognition or disclosure, other than standby letters of credit. The Company extends standby letters of credit to its customers in the normal course of business. The standby letters of credit are generally short-term. As of June 30, 2024, the Company’s maximum potential obligation under standby letters of credit was $31.6 million compared to $39.1 million at December 31, 2023. Management uses the same credit policies to extend standby letters of credit that it uses for on-balance sheet lending decisions and may require collateral to support standby letters of credit based upon its evaluation of the counterparty. Management does not anticipate any significant losses as a result of these transactions, and has determined that the fair value of standby letters of credit is not significant.

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

Summarized financial information concerning the Company’s reportable segments and the reconciliation to the Company’s consolidated results is shown in the following tables. Investment in subsidiaries is netted out of the presentations below. The “Intercompany” column identifies the intercompany activities of revenues, expenses and other assets between the banking, insurance and wealth management services segments. The Company accounts for intercompany fees and services at an estimated fair value according to regulatory requirements for the services provided. Intercompany items relate primarily to the use of human resources, information systems, accounting and marketing services provided by the bank and the holding company. All other accounting policies are the same as those described in the summary of significant accounting policies in the Company's Annual Report on Form 10-K for the year ended December 31, 2023.

Three Months Ended June 30, 2024
(In thousands)	Banking	Insurance	Wealth Management	Intercompany	Consolidated
Interest income	$85,240	$1	$0	$(1)	$85,240
Interest expense	34,288	0	0	(1)	34,287
Net interest income	50,952	1	0	0	50,953
Provision for credit loss expense	2,172	0	0	0	2,172
Noninterest income	7,822	9,220	5,261	(527)	21,776
Noninterest expense	39,662	7,086	3,721	(527)	49,942
Income before income tax expense	16,940	2,135	1,540	0	20,615
Income tax expense	3,938	582	382	0	4,902
Net Income attributable to noncontrolling interests and Tompkins Financial Corporation	13,002	1,553	1,158	0	15,713
Less: Net income attributable to noncontrolling interests	31	0	0	0	31
Net Income attributable to Tompkins Financial Corporation	$12,971	$1,553	$1,158	$0	$15,682

Depreciation and amortization	$2,522	$41	$41	$0	$2,604
Assets	7,810,792	48,840	29,404	(19,514)	7,869,522
Goodwill	64,525	19,866	8,211	0	92,602
Other intangibles, net	978	1,186	29	0	2,193
Net loans and leases	5,708,805	0	0	0	5,708,805
Deposits	6,312,911	0	0	(27,015)	6,285,896
Total Equity	605,109	37,055	33,929	0	676,093

Three Months Ended June 30, 2023
(In thousands)	Banking	Insurance	Wealth Management	Intercompany	Consolidated
Interest income	$71,870	$1	$0	$(1)	$71,870
Interest expense	19,975	0	0	(1)	19,974
Net interest income	51,895	1	0	0	51,896
(Credit) provision for credit loss expense	2,253	0	0	0	2,253
Noninterest income	(378)	8,798	4,736	(541)	12,615
Noninterest expense	41,385	7,201	3,922	(540)	51,968
Income before income tax expense	7,879	1,598	814	(1)	10,290
Income tax expense	1,147	437	200	0	1,784
Net Income attributable to noncontrolling interests and Tompkins Financial Corporation	6,732	1,161	614	(1)	8,506
Less: Net income attributable to noncontrolling interests	31	0	0	0	31
Net Income attributable to Tompkins Financial Corporation	$6,701	$1,161	$614	$(1)	$8,475

Depreciation and amortization	$2,652	$44	$44	$0	$2,740
Assets	7,569,195	44,640	28,896	(16,493)	7,626,238
Goodwill	64,655	19,866	8,081	0	92,602
Other intangibles, net	975	1,496	42	0	2,513
Net loans and leases	5,303,820	0	0	0	5,303,820
Deposits	6,481,556	0	(11,019)	(15,886)	6,454,651
Total Equity	565,505	35,070	35,866	0	636,441

Six Months Ended June 30, 2024
(In thousands)	Banking	Insurance	Wealth Management	Intercompany	Consolidated
Interest income	$168,423	$2	$0	$(2)	$168,423
Interest expense	66,797	0	0	(2)	66,795
Net interest income	101,626	2	0	0	101,628
Provision for credit loss expense	3,026	0	0	0	3,026
Noninterest income	14,933	19,746	10,300	(1,066)	43,913
Noninterest expense	79,025	14,313	7,527	(1,066)	99,799
Income before income tax expense	34,508	5,435	2,773	0	42,716
Income tax expense	7,924	1,489	687	0	10,100
Net Income attributable to noncontrolling interests and Tompkins Financial Corporation	26,584	3,946	2,086	0	32,616
Less: Net income attributable to noncontrolling interests	62	0	0	0	62
Net Income attributable to Tompkins Financial Corporation	$26,522	$3,946	$2,086	$0	$32,554

Depreciation and amortization	$5,444	$84	$82	$0	$5,610

Six Months Ended June 30, 2023
(In thousands)	Banking	Insurance	Wealth Management	Intercompany	Consolidated
Interest income	$141,108	$2	$0	$(2)	$141,108
Interest expense	34,968	0	0	(2)	34,966
Net interest income	106,140	2	0	0	106,142
Provision for credit loss expense	1,428	0	0	0	1,428
Noninterest income	6,321	18,433	9,357	(1,096)	33,015
Noninterest expense	81,233	14,417	7,572	(1,096)	102,126
Income before income tax expense	29,800	4,018	1,785	0	35,603
Income tax expense	6,136	1,110	439	0	7,685
Net Income attributable to noncontrolling interests and Tompkins Financial Corporation	23,664	2,908	1,346	0	27,918
Less: Net income attributable to noncontrolling interests	62	0	0	0	62
Net Income attributable to Tompkins Financial Corporation	$23,602	$2,908	$1,346	$0	$27,856

Depreciation and amortization	$5,241	$88	$89	$0	$5,418

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

The following tables summarize financial assets and financial liabilities measured at fair value on a recurring basis as of June 30, 2024 and December 31, 2023, segregated by the level of valuation inputs within the fair value hierarchy used to measure fair value:

Recurring Fair Value Measurements
June 30, 2024
(In thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Assets
Available-for-sale debt securities
U.S. Treasuries	$109,886	$0	$109,886	$0
Obligations of U.S. Government sponsored entities	422,677	0	422,677	0
Obligations of U.S. states and political subdivisions	78,476	0	78,476	0
Mortgage-backed securities – residential, issued by:
U.S. Government agencies	40,112	0	40,112	0
U.S. Government sponsored entities	663,940	0	663,940	0
U.S. corporate debt securities	2,367	0	2,367	0
Total Available-for-sale debt securities	$1,317,458	$0	$1,317,458	$0
Equity securities, at fair value	766	0	0	766
Derivatives designated as hedging instruments	2,487	0	2,487	0
Derivatives not designated as hedging instruments	851	0	851	0
Liabilities
Derivatives not designated as hedging instruments	$1,001	$0	$1,001	$0

Recurring Fair Value Measurements
December 31, 2023
(In thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Assets
Available-for-sale debt securities
U.S. Treasuries	$109,904	$0	$109,904	$0
Obligations of U.S. Government sponsored entities	456,458	0	456,458	0
Obligations of U.S. states and political subdivisions	81,924	0	81,924	0
Mortgage-backed securities – residential, issued by:
U.S. Government agencies	45,240	0	45,240	0
U.S. Government sponsored entities	720,830	0	720,830	0
U.S. corporate debt securities	2,294	0	2,294	0
Total Available-for-sale debt securities	$1,416,650	$0	$1,416,650	$0
Equity securities, at fair value	787	0	0	787
Derivatives designated as hedging instruments	1,503	0	1,503	0
Derivatives not designated as hedging instruments	1,610	0	1,610	0
Liabilities
Derivatives not designated as hedging instruments	$1,826	$0	$1,826	$0

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

The change in the fair value of equity securities valued using significant unobservable inputs (level 3), for the periods ended June 30, 2024 and December 31, 2023, was immaterial.

There were no transfers between Levels 1, 2 and 3 for the six months ended June 30, 2024.

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

Certain assets are measured at fair value on a nonrecurring basis. For the Company, these include loans held for sale, individually evaluated loans, and other real estate owned ("OREO"). For the three and six months ended June 30, 2024, certain individually evaluated loans were remeasured and reported at fair value through a specific valuation allowance and/or partial charge-offs for credit losses based upon the fair value of the underlying collateral. Collateral values are estimated using Level 3 inputs based upon customized discounting criteria. In addition to collateral dependent evaluated loans, certain other real estate owned was remeasured and reported at fair value based upon the fair value of the underlying collateral. The fair values of other real estate owned are estimated using Level 2 inputs based on observable market data or Level 3 inputs based on customized discounting criteria. In general, the fair values of other real estate owned are based upon appraisals, with discounts made to reflect estimated costs to sell the real estate. Upon initial recognition, fair value write-downs are taken through a charge-off to the allowance for credit losses. Subsequent fair value write-downs on other real estate owned are reported in other noninterest expense.

Three months ended June 30, 2024
(In thousands)		Fair value measurements at reporting date using:			Gain (losses) from fair value changes
Assets:	As of 06/30/2024	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Three months ended 06/30/2024
Individually evaluated loans	$2,254	$0	$0	$2,254	$0
Other real estate owned	80	0	0	80	0

Three months ended June 30, 2023
(In thousands)		Fair value measurements at reporting date using:			Gain (losses) from fair value changes
Assets:	As of 06/30/2023	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Three months ended 6/30/2023
Individually evaluated loans	$8,822	$0	$0	$8,822	$0
Other real estate owned	0	0	0	0	0

Six months ended June 30, 2024
(In thousands)		Fair value measurements at reporting date using:			Gain (losses) from fair value changes
Assets:	As of 06/30/2024	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Six months ended 06/30/2024
Individually evaluated loans	$3,501	$0	$0	$3,501	$0
Other real estate owned	80	0	0	80	43

Six months ended June 30, 2023
(In thousands)		Fair value measurements at reporting date using:			Gain (losses) from fair value changes
Assets:	As of 06/30/2023	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Six months ended 06/30/2023
Individually evaluated loans	$8,822	$0	$0	$8,822	$826
Other real estate owned	36	0		36	22

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

The following tables present the carrying amounts and estimated fair values of the Company’s financial instruments at June 30, 2024 and December 31, 2023. The carrying amounts shown in the tables are included in the Consolidated Statements of Condition under the indicated captions.

Estimated Fair Value of Financial Instruments
June 30, 2024
(In thousands)	Carrying Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets:
Cash and cash equivalents	$70,915	$70,915	$70,915	$0	$0
Securities - held-to-maturity	312,430	264,588	0	264,588	0
FHLB stock and other stock	41,382	41,382	0	41,382	0
Accrued interest receivable	29,624	29,624	0	29,624	0
Loans/leases, net[1]	5,708,805	5,275,879	0	0	5,275,879

Financial Liabilities:

Time deposits	$979,292	$972,110	$0	$972,110	$0
Other deposits	5,306,604	5,306,604	0	5,306,604	0
Fed funds purchased and securities sold
under agreements to repurchase	35,989	35,989	0	35,989	0
Other borrowings	773,627	772,332	0	772,332	0
Accrued interest payable	4,503	4,503	0	4,503	0

Estimated Fair Value of Financial Instruments
December 31, 2023
(In thousands)	Carrying Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets:
Cash and cash equivalents	$79,542	$79,542	$79,542	$0	$0
Securities - held to maturity	312,401	267,455	0	267,455	0
FHLB stock and other stock	33,719	33,719	0	33,719	0
Accrued interest receivable	26,107	26,107	0	26,107	0
Loans/leases, net[1]	5,554,351	5,126,679	0	0	5,126,679

Financial Liabilities:

Time deposits	$998,013	$990,933	$0	$990,933	$0
Other deposits	5,401,834	5,401,834	0	5,401,834	0
Fed funds purchased and securities sold
under agreements to repurchase	50,996	50,996	0	50,996	0
Other borrowings	602,100	600,814	0	600,814	0
Accrued interest payable	3,474	3,474	0	3,474	0
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

Securities - Held-to-Maturity: Fair values for U.S. Treasury securities are based on quoted market prices. Fair values for obligations of U.S. government sponsored entities and mortgage-backed securities-residential are based on quoted market prices, where available, as provided by third party pricing vendors. If quoted market prices were not available, fair values are based on quoted market prices of comparable instruments in active markets and/or based upon a matrix pricing methodology, which uses comprehensive interest rate tables to determine market price, movement and yield relationships. These securities are reviewed periodically to determine if there are any events or changes in circumstances that would adversely affect their value.

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

Derivatives Designated as Hedging Instruments

Fair Value Hedges of Interest Rate Risk
The Company is exposed to changes in the fair value of certain of its fixed-rate assets due to changes in benchmark interest rates. The Company uses interest rate swaps to manage its exposure to changes in fair value on these instruments attributable to changes in the designated benchmark interest rate. Interest rate swaps designated as fair value hedges involve the payment of fixed-rate amounts to a counterparty in exchange for the Company receiving variable-rate payments over the life of the agreements without the exchange of the underlying notional amount. As of June 30, 2024, the Company had interest rate swaps with a total notional amount of $150.0 million hedging fixed-rate residential mortgage loans.

For derivatives designated and that qualify as fair value hedges, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in interest income.

As of June 30, 2024 and December 31, 2023, the following amounts were recorded on the balance sheet related to cumulative basis adjustment for fair value hedges.

Line Item in the Statement of Financial Position in Which the Hedged Item is Included	Carrying Amount of the Hedged Assets/(Liabilities)	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets/(Liabilities)	Carrying Amount of the Hedged Assets/(Liabilities)	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets/(Liabilities)
	June 30, 2024	June 30, 2024	December 31, 2023	December 31, 2023
Fixed Rate Loans[1]	$147,620	$(2,380)	$148,633	$(1,367)
Total	$147,620	$(2,380)	$148,633	$(1,367)
[1] These amounts include the amortized cost basis of closed portfolios of fixed rate loans used to designate hedging relationships in which the hedged item is the stated amount of assets in the closed portfolio anticipated to be outstanding for the designated hedged period. At June 30, 2024 and December 31, 2023, the amortized cost basis of the closed portfolios used in these hedging relationships was $736.1 million and $763.4 million respectively; the cumulative basis adjustments associated with these hedging relationships was $2.4 million and $1.4 million, respectively; and the amounts of the designated hedged items were $150.0 million for both periods.

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

Tabular Disclosure of Fair Values of Derivative Instruments on the Consolidated Statements of Condition

The tables below present the fair value of the Company’s derivative financial instruments as well as their classification on the consolidated statements of condition as of June 30, 2024 and December 31, 2023. Amounts below are presented on a net basis in accordance with applicable accounting guidance.

Derivative Assets
	June 30, 2024
(In thousands)	Notional Amount	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Interest Rate Products	$150,000	Other Assets	$2,487
Total derivatives designated as hedging instruments			$2,487

Derivatives not designated as hedging instruments
Interest Rate Products	$69,452	Other Assets	$851
Risk Participation Agreement	0	Other Assets	0
Total derivatives not designated as hedging instruments			$851

Derivative Assets
	December 31, 2023
(In thousands)	Notional Amount	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Interest Rate Products	$150,000	Other Assets	$1,503
Total derivatives not designated as hedging instruments			$1,503

Derivatives not designated as hedging instruments
Interest Rate Products	$34,930	Other Assets	$1,610
Risk Participation Agreement	0	Other Assets	0
Total derivatives not designated as hedging instruments			$1,610

Derivative Liabilities
	June 30, 2024
(In thousands)	Notional Amount	Balance Sheet Location	Fair Value
Derivatives not designated as hedging instruments
Interest Rate Products	$69,452	Other Liabilities	$982
Risk Participation Agreement	17,221	Other Liabilities	19
Total derivatives not designated as hedging instruments			$1,001

Derivative Liabilities
	December 31, 2023
(In thousands)	Notional Amount	Balance Sheet Location	Fair Value
Derivatives not designated as hedging instruments
Interest Rate Products	$34,930	Other Liabilities	$1,778
Risk Participation Agreement	7,542	Other Liabilities	48
Total derivatives not designated as hedging instruments			$1,826

Tabular Disclosure of the Effect of Fair Value and Cash Flow Hedge Accounting on the Consolidated Statements of Income

The tables below present the effect of the Company’s derivative financial instruments on the consolidated statements of income for the three and six months ended June 30, 2024 and 2023:

The Effect of Fair Value and Cash Flow Hedge Accounting on the Consolidated Statements of Income
	Location of Gain or (Loss) Recognized in Income on Derivative
	Three Months Ended June 30, 2024	Three Months Ended June 30, 2023
(In thousands)	Interest Income
Total amounts of income and expense line items presented in the statement of financial performance in which the effects of fair value or cash flow hedges are recorded	$673	$305
The effects of fair value and cash flow hedging:
Gain or (loss) on fair value hedging relationships in Subtopic 815-20
Interest contracts
Hedged items	153	(3,320)
Derivatives designated as hedging instruments	520	3,625

The Effect of Fair Value and Cash Flow Hedge Accounting on the Consolidated Statements of Income
	Location of Gain or (Loss) Recognized in Income on Derivative
	Six Months Ended June 30, 2024	Six Months Ended June 30, 2023
(In thousands)	Interest Income
Total amounts of income and expense line items presented in the statement of financial performance in which the effects of fair value or cash flow hedges are recorded	$1,335	$305
The effects of fair value and cash flow hedging:
Gain or (loss) on fair value hedging relationships in Subtopic 815-20
Interest contracts
Hedged items	(1,013)	(3,320)
Derivatives designated as hedging instruments	2,348	3,625

Tabular Disclosure of the Effect of Derivatives Not Designated as Hedging Instruments on the Consolidated Statements of Income

The tables below present the effect of the Company’s derivative financial instruments that are not designated as hedging instruments on the consolidated statements of income for the three and six months ended June 30, 2024 and 2023:

Effect of Derivatives Not Designated as Hedging Instruments on the Consolidated Statements of Income
Derivatives Not Designated as Hedging Instruments under Subtopic 815-20	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
		Three Months Ended
(In thousands)		June 30, 2024	June 30, 2023

Interest Rate Products	Other Income	$0	$0
Risk Participation Agreement	Other Income	6	8
Total		$6	$8

Fee Income	Other income	$144	$0

Effect of Derivatives Not Designated as Hedging Instruments on the Consolidated Statements of Income
Derivatives Not Designated as Hedging Instruments under Subtopic 815-20	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
		Six Months Ended
(In thousands)		June 30, 2024	June 30, 2023

Interest Rate Products	Other Income	$37	$0
Risk Participation Agreement	Other Income	78	2
Total		$115	$2

Fee Income	Other income	$383	$0

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

As of June 30, 2024 and December 31, 2023, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $1.0 million and $1.8 million, respectively. As of June 30, 2024 and December 31, 2023, the Company has posted $790,000 and $1.5 million, respectively, in collateral related to these agreements. The interest rate hedge counterparty has posted $2.2 million and $1.5 million of collateral in proportion to potential losses in the derivative position at June 30, 2024 and December 31, 2023, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

BUSINESS

Tompkins Financial Corporation ("Tompkins" or the "Company") is headquartered in Ithaca, New York and is registered as a Financial Holding Company with the Federal Reserve Board under the Bank Holding Company Act of 1956, as amended. The Company is a locally-oriented, community-based financial services organization that offers a full array of products and services, including commercial and consumer banking, leasing, trust and investment management, financial planning and wealth management, and insurance services. At June 30, 2024, the Company had one wholly-owned banking subsidiary, Tompkins Community Bank. Tompkins Community Bank provides a full array of wealth management services under the Tompkins Financial Advisors brand, including investment management, trust and estate, financial and tax planning as well as life, disability and long-term care insurance services. The Company also has a wholly-owned insurance agency subsidiary, Tompkins Insurance Agencies, Inc. ("Tompkins Insurance"). The Company’s principal offices are located at 118 E. Seneca Street, P.O. Box 460, Ithaca, NY, 14850, and its telephone number is (888) 503-5753. The Company’s common stock is traded on the NYSE American under the Symbol "TMP."

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

OTHER IMPORTANT INFORMATION

The following discussion is intended to provide an understanding of the consolidated financial condition and results of operations of the Company for the three and six months ended June 30, 2024. It should be read in conjunction with the Company’s Audited Consolidated Financial Statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, and the Unaudited Consolidated Financial Statements and notes thereto included in Part I of this Quarterly Report on Form 10-Q.

This Report includes comparisons of the Company’s performance to that of a peer group, which is comprised of the group of 193 domestic bank holding companies with $3 billion to $10 billion in total assets as defined in the Federal Reserve’s "Bank Holding Company Performance Report" for March 31, 2024 (the most recent report available). Although the peer group data is presented based upon financial information that is one fiscal quarter behind the financial information included in this report, the Company believes that it is relevant to include certain peer group information for comparison to current quarter numbers.

Forward-Looking Statements
This Quarterly Report on Form 10-Q contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The statements contained in this Report that are not statements of historical fact may include forward-looking statements that involve a number of risks and uncertainties. Forward-looking statements may be identified by use of such words as "may", "will", "estimate", "intend", "continue", "believe", "expect", "plan", or "anticipate", and other similar words. Examples of forward-looking statements may include statements regarding the asset quality of the Company's loan portfolios; the level of the Company's allowance for credit losses; the sufficiency of liquidity sources; the Company's exposure to changes in interest rates, and to new, changed, or extended government/regulatory expectations; the need to sell securities before recovery of amortized cost; the impact of changes in accounting standards; and trends, plans, prospects, growth and strategies. Forward-looking statements are made based on management’s expectations and beliefs concerning future events impacting the Company and are subject to certain uncertainties and factors relating to the Company’s operations and economic environment, all of which are difficult to predict and many of which are beyond the control of the Company, that could cause actual results of the Company to differ materially from those expressed and/or implied by forward-looking statements and historical performance. The following factors, in addition to those listed as Risk Factors in Item 1A of the Company's Annual Report on Form 10-K for the year ended December 31, 2023, are among those that could cause actual results to differ materially from the forward-looking statements and historical performance: changes in general economic, market and regulatory conditions; our ability to attract and retain deposits and other sources of liquidity; gross domestic product growth and inflation trends; the impact of the interest rate and inflationary environment on the Company's business, financial condition and results of operations; other income or cash flow anticipated from the Company's operations, investment and/or lending activities; changes in laws and regulations affecting banks, bank holding companies and/or financial holding companies, including the Dodd-Frank Act, and state and local government mandates; the impact of any change in the FDIC insurance assessment rate or the rules and regulations related to the calculation of the FDIC insurance assessment amount; technological developments and changes; cybersecurity incidents and threats; the ability to continue to introduce competitive new products and services on a timely, cost-effective basis; governmental and public policy changes, including environmental regulation; reliance on large customers; the ability to access financial resources in the amounts, at the times, and on the terms required to support the Company's future businesses; and the economic impact of national and global events, including the response to recent bank failures, war and geopolitical matters (including the war in Israel and potential for broader regional conflict and the war in Ukraine), widespread protests, civil unrest, political uncertainty, and pandemics or other public health crises.

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

Critical Accounting Estimates

The Company's significant accounting policies conform with GAAP and are described in Note 1 "Summary of Significant Accounting Policies" in the Notes to Consolidated Financial Statements contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2023. In applying those accounting policies, management of the Company is required to exercise judgment in determining many of the methodologies, assumptions and estimates to be utilized. Certain critical accounting estimates are more dependent on such judgment and in some cases may contribute to volatility in the Company's reported financial performance should the assumptions and estimates used change over time due to changes in circumstances. The more significant areas in which management of the Company applies critical assumptions and estimates includes the following:

•Accounting for credit losses - The Company accounts for the allowance for credit losses using the current expected credit loss model. Under this model, the allowance for credit losses represents a valuation account that is deducted from the amortized cost basis of certain financial assets, including loans and leases, to present the net amount expected to be collected at the balance sheet date. A provision for credit losses is recorded to adjust the level of the allowance as deemed necessary by management. In estimating expected losses in the loan and lease portfolio, borrower-specific financial data and macro-economic assumptions are utilized to project losses over a reasonable and supportable forecast period. For certain loan pools that share similar risk characteristics, the Company utilizes statistically developed models to estimate amounts and timing of expected future cash flows, collateral values and other factors used to determine the borrowers' abilities to repay obligations. Such models consider historical correlations of credit losses with various macroeconomic assumptions including unemployment and gross domestic product. These forecasts may be adjusted for inherent limitations or biases of the models. Subsequent to the forecast period, the Company utilizes longer-term historical loss experience to estimate losses over the remaining contractual life of the loans. Changes in the circumstances considered when determining management's estimates and assumptions could result in changes in those estimates and assumptions, which could result in adjustment of the allowance for credit losses in future periods. A discussion of facts and circumstances considered by management in determining the allowance for credit losses is included herein in Note 5 - "Allowance for Credit Losses" in the Notes to the Unaudited Consolidated Financial Statements.

RESULTS OF OPERATIONS

Performance Summary
Net income for the second quarter of 2024 was $15.7 million, or $1.10 diluted earnings per share, compared to $8.5 million, or $0.59 diluted earnings per share for the second quarter of 2023. Net income for the first six months of 2024 was $32.6 million, or $2.29 diluted earnings per share compared to $27.9 million, or $1.94 diluted earnings per share for the first six months of 2023. The increase in net income and diluted earnings per share for both the three and six month periods in 2024 as compared to the same periods in 2023 was primarily due to the Company's sale of $80.9 million available-for-sale debt securities during the second quarter of 2023, which resulted in a pre-tax loss of $7.1 million, or $0.37 per share.

Return on average assets ("ROA") for the quarter ended June 30, 2024 was 0.81%, compared to 0.45% for the quarter ended June 30, 2023. Return on average shareholders’ equity ("ROE") for the second quarter of 2024 was 9.51%, compared to 5.22% for the second quarter of 2023. For the year-to-date period ended June 30, 2024, ROA and ROE totaled 0.84% and 9.85%, respectively, compared to 0.74% and 8.76%, for the same period in 2023.

Segment Reporting
The Company operates in the following three business segments: banking, insurance, and wealth management. Insurance is comprised of property and casualty insurance services and employee benefit consulting operated under the Tompkins Insurance Agencies, Inc. subsidiary. Wealth management activities include the results of the Company’s trust, financial planning, and wealth management services, organized under the Tompkins Financial Advisors brand. All other activities are considered banking.

Banking Segment
The banking segment reported net income of $13.0 million for the second quarter of 2024, an increase of $6.3 million, or 93.6% from net income of $6.7 million for the second quarter of 2023. For the six months ended June 30, 2024, the banking segment reported net income of $26.5 million, up $2.9 million, or 12.4% from the same period in 2023. The increase in net income for the three months and six months ended June 30, 2024 compared to the same periods in 2023 was due to higher noninterest income and lower operating expenses, partially offset by lower net interest income.

Net interest income of $51.0 million for the second quarter of 2024 was down $943,000, or 1.8% from the same period in 2023. For the six months ended June 30, 2024, net interest income of $101.6 million was down $4.5 million, or 4.3% compared to the first six months of 2023. The decrease in net interest income compared to prior year was due primarily to the increase in average interest rates on interest-bearing liabilities outpacing increases on interest earning asset yields. The average yield on interest-earning assets benefited from higher market interest rates as well as a shift in the composition of average earning assets with growth in average loan balances and changes to the mix of securities. The increase in funding costs reflects the impact of higher market interest rates as well as the mix of funding sources, with an increase in average time deposits and other borrowings.

The provision for credit losses was $2.2 million for the three months ended June 30, 2024, compared to $2.3 million for the same period in 2023. For the six months ended June 30, 2024, the provision for credit losses was $3.0 million compared to $1.4 million for the same period in 2023. The increase in provision for credit losses for the six month period is mainly driven by loan growth, as well as additional reserves for off-balance sheet credit exposures resulting from an increase in the commercial pipeline. For additional information, see the section titled "The Allowance for Credit Losses" below.

Noninterest income was $7.8 million for the three months ended June 30, 2024, compared to noninterest loss of $378,000 for the same period in 2023. For the six months ended June 30, 2024, noninterest income was $14.9 million compared to noninterest income of $6.3 million for the six months ended June 30, 2023. The increase in quarterly and year-to-date noninterest income compared to the same periods in 2023 was mainly due to a $7.1 million loss on the sale of available-for-sale debt securities noted above. For the three and six months ended June 30, 2024, card services income was up $191,000, or 6.2% and $448,000, or 7.8%, respectively, over the same periods in 2023, and service charges on deposit accounts were up $126,000, or 7.7% and $176,000, or 5.2%, respectively, over the same periods in 2023. Other income also benefited from increases in earnings on bank owned life insurance, (up $673,000 and $608,000), derivatives related income (up $142,000 and $496,000) and gains on sales of residential mortgage loans (up $213,000 and $249,000) for the three and six months ended June 30, 204 over the same periods in 2023.

Noninterest expense of $39.7 million and $79.0 million for the three and six months ended June 30, 2024, respectively, was down $1.7 million, or 4.2% and $2.2 million, or 2.7%, respectively, over the same periods in 2023. The decreases in noninterest expense for the three and six months ended June 30, 2024 over the same period in 2023, are mainly attributable to salaries and employee benefits down $374,000 and $840,000 and marketing expenses down $554,000 and $660,000, respectively.

Insurance Segment
The insurance segment reported net income of $1.6 million for the three months ended June 30, 2024, which was up $392,000, or 33.8% compared to the second quarter of 2023. Total noninterest revenue was up $422,000, or 4.8% for the second quarter of 2024 compared to the same quarter in the prior year, primarily due to growth in personal lines and commercial lines. The growth in property and casualty commission revenue is attributed to new business and premium increases related to change in general market conditions.

For the six months ended June 30, 2024, net income was up $1.0 million or 35.7% from the same period in the prior year. Total revenue for the year-to-date period ended June 30, 2024 was up $1.3 million, or 7.1% compared to the same period in the prior year. The increase in total revenues for the six months ended June 30, 2024 compared to the prior year period includes growth in overall commission revenue of $807,000, or 4.9%, with increases in personal lines (up $295,000, or 5.8%), and commercial lines (up $581,000, or 7.8%); as well as contingency revenues, which were up $374,500 or 20.2%. Revenue growth was driven by new business along with rate increases related to current market conditions.

Noninterest expenses for the three months ended June 30, 2024 were down $115,000, or 1.6% compared to the three months ended June 30, 2023. Year-to-date noninterest expenses were down $104,000, or 0.7% compared to the six months ended June 30, 2023. The decrease in noninterest expenses for the three and six months ended June 30, 2024, respectively, was mainly due to decreases in travel and business meetings along with other marketing expenses. Increases in salaries and wages reflecting annual merit increases were partially offset by decreases in commission and incentive accruals.

Wealth Management Segment
The wealth management segment reported net income of $1.2 million for the three months ended June 30, 2024, which was up $544,000, or 88.6% compared to the second quarter of 2023. Revenue for the three months ended June 30, 2024 was up $525,000, or 11.1% compared to the three months ended June 30, 2023, primarily due to a gain of $322,000 on the sale of certain customer accounts, as well as higher assets under management and favorable market conditions during the second quarter of 2024. Total expense for the three months ended June 30, 2024 was down $201,000, or 5.1% compared to the same period in 2023, which was primarily attributable to a decrease in salaries and employee benefits.

For the six months ended June 30, 2024, net income of $2.1 million was up $740,000, or 55.0% compared to the same period in the prior year. Total revenue for the six months ended June 30, 2024 was up $943,000, or 10.1% compared to the same period in the prior year, due to gains on sales of certain customer accounts as well as higher assets under management and favorable market conditions in 2024. Noninterest expense for the six months ended June 30, 2024 was in line compared to the same period in the prior year. Increases in technology expenses were offset by decreases in professional fees and travel and meetings expense.

Net Interest Income

The following tables show average interest-earning assets and interest-bearing liabilities, and the corresponding yield or cost associated with the prior quarter of 2023 and for each of the three and six month periods ended June 30, 2024 and 2023:

Average Consolidated Statements of Condition and Net Interest Analysis (Unaudited)
	Quarter Ended			Quarter Ended
	June 30, 2024			March 31, 2024
	Average			Average
	Balance		Average	Balance		Average
(Dollar amounts in thousands)	(QTD)	Interest	Yield/Rate	(QTD)	Interest	Yield/Rate
ASSETS
Interest-earning assets
Interest-bearing balances due from banks	$11,707	$184	6.33%	$12,202	$154	5.08%
Securities (1)
U.S. Government securities	1,717,975	10,067	2.36%	1,756,122	10,303	2.36%
State and municipal (2)	89,518	566	2.55%	89,886	570	2.55%
Other securities	3,260	59	7.32%	3,278	60	7.32%
Total securities	1,810,753	10,692	2.38%	1,849,286	10,933	2.38%
FHLBNY and FRB stock	37,681	820	8.76%	34,613	601	6.99%
Total loans and leases, net of unearned income (2)(3)	5,687,548	73,839	5.22%	5,621,604	71,779	5.14%
Total interest-earning assets	7,547,689	85,535	4.56%	7,517,705	83,467	4.47%
Other assets	262,372			283,420
Total assets	$7,810,061			$7,801,125
LIABILITIES & EQUITY
Deposits
Interest-bearing deposits
Interest bearing checking, savings, & money market	3,498,746	15,754	1.81%	3,546,216	15,036	1.71%
Time deposits	987,348	9,530	3.88%	988,891	9,398	3.82%
Total interest-bearing deposits	4,486,094	25,284	2.27%	4,535,107	24,434	2.17%
Federal funds purchased & securities sold under agreements to repurchase	40,298	11	0.11%	48,779	13	0.10%
Other borrowings	688,611	8,992	5.25%	622,951	8,061	5.21%
Total interest-bearing liabilities	5,215,003	34,287	2.64%	5,206,836	32,508	2.51%
Noninterest bearing deposits	1,837,325			1,831,244
Accrued expenses and other liabilities	94,764			96,292
Total liabilities	7,147,092			7,134,373
Tompkins Financial Corporation Shareholders’ equity	661,523			665,333
Noncontrolling interest	1,446			1,419
Total equity	662,969			666,752

Total liabilities and equity	$7,810,061			$7,801,125
Interest rate spread			1.91%			1.95%
Net interest income (TE)/margin on earning assets		51,248	2.73%		50,959	2.73%

Tax Equivalent Adjustment		(295)			(284)
Net interest income		$50,953			$50,675

Average Consolidated Statements of Condition and Net Interest Analysis (Unaudited)
	Quarter Ended			Quarter Ended
	June 30, 2024			June 30, 2023
	Average			Average
	Balance		Average	Balance		Average
(Dollar amounts in thousands)	(QTD)	Interest	Yield/Rate	(QTD)	Interest	Yield/Rate
ASSETS
Interest-earning assets
Interest-bearing balances due from banks	$11,707	$184	6.33%	$13,585	$183	5.40%
Securities (1)
U.S. Government securities	1,717,975	10,067	2.36%	1,972,719	7,304	1.49%
State and municipal (2)	89,518	566	2.55%	92,194	590	2.57%
Other securities	3,260	59	7.32%	3,288	56	6.86%
Total securities	1,810,753	10,692	2.38%	2,068,201	7,950	1.54%
FHLBNY and FRB stock	37,681	820	8.76%	23,211	323	5.59%
Total loans and leases, net of unearned income (2)(3)	5,687,548	73,839	5.22%	5,304,717	63,709	4.82%
Total interest-earning assets	7,547,689	85,535	4.56%	7,409,714	72,165	3.91%
Other assets	262,372			226,086
Total assets	$7,810,061			$7,635,800
LIABILITIES & EQUITY
Deposits
Interest-bearing deposits
Interest bearing checking, savings, & money market	3,498,746	15,754	1.81%	3,701,229	10,590	1.15%
Time deposits	987,348	9,530	3.88%	745,970	5,055	2.72%
Total interest-bearing deposits	4,486,094	25,284	2.27%	4,447,199	15,645	1.41%
Federal funds purchased & securities sold under agreements to repurchase	40,298	11	0.11%	56,083	15	0.11%
Other borrowings	688,611	8,992	5.25%	379,744	4,314	4.56%
Total interest-bearing liabilities	5,215,003	34,287	2.64%	4,883,026	19,974	1.64%
Noninterest bearing deposits	1,837,325			2,004,560
Accrued expenses and other liabilities	94,764			97,660
Total liabilities	7,147,092			6,985,246
Tompkins Financial Corporation Shareholders’ equity	661,523			649,097
Noncontrolling interest	1,446			1,457
Total equity	662,969			650,554

Total liabilities and equity	$7,810,061			$7,635,800
Interest rate spread			1.91%			2.27%
Net interest income (TE)/margin on earning assets		51,248	2.73%		52,191	2.83%

Tax Equivalent Adjustment		(295)			(295)
Net interest income		$50,953			$51,896

Average Consolidated Statements of Condition and Net Interest Analysis (Unaudited)
	Year to Date Period Ended			Year to Date Period Ended
	June 30, 2024			June 30, 2023
	Average			Average
	Balance		Average	Balance		Average
(Dollar amounts in thousands)	(YTD)	Interest	Yield/Rate	(YTD)	Interest	Yield/Rate
ASSETS
Interest-earning assets
Interest-bearing balances due from banks	$11,955	$338	5.69%	$13,161	$322	4.93%
Securities (1)
U.S. Government securities	1,737,049	20,370	2.36%	2,002,846	14,728	1.48%
State and municipal (2)	89,702	1,137	2.55%	92,695	1,188	2.58%
Other securities	3,269	119	7.32%	3,286	110	6.70%
Total securities	1,830,020	21,626	2.38%	2,098,827	16,026	1.54%
FHLBNY and FRB stock	36,147	1,421	7.90%	19,998	623	6.29%
Total loans and leases, net of unearned income (2)(3)	5,654,576	145,616	5.18%	5,278,145	124,744	4.77%
Total interest-earning assets	7,532,698	169,001	4.51%	7,410,131	141,715	3.86%
Other assets	272,895			224,671
Total assets	$7,805,593			$7,634,802
LIABILITIES & EQUITY
Deposits
Interest-bearing deposits
Interest bearing checking, savings, & money market	3,522,481	30,790	1.76%	3,767,032	19,230	1.03%
Time deposits	988,119	18,928	3.85%	710,119	8,596	2.44%
Total interest-bearing deposits	4,510,600	49,718	2.22%	4,477,151	27,826	1.25%
Federal funds purchased & securities sold under agreements to repurchase	44,538	24	0.11%	56,799	29	0.10%
Other borrowings	655,781	17,053	5.23%	325,052	7,111	4.41%
Total interest-bearing liabilities	5,210,919	66,795	2.58%	4,859,002	34,966	1.45%
Noninterest bearing deposits	1,834,284			2,034,961
Accrued expenses and other liabilities	95,529			99,905
Total liabilities	7,140,732			6,993,868
Tompkins Financial Corporation Shareholders’ equity	663,428			639,494
Noncontrolling interest	1,433			1,440
Total equity	664,861			640,934

Total liabilities and equity	$7,805,593			$7,634,802
Interest rate spread			1.93%			2.41%
Net interest income (TE)/margin on earning assets		102,206	2.73%		106,749	2.90%

Tax Equivalent Adjustment		(578)			(607)
Net interest income		$101,628			$106,142
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

Net interest income for the three and six months ended June 30, 2024, was down $943,000 or 1.8%, and $4.5 million, or 4.3%, respectively, from the same periods in 2023.

Net interest margin for the three months ended June 30, 2024 was 2.73% compared to 2.83% for the same period in 2023. Net interest margin for the six months ended June 30, 2024 was 2.73% compared to 2.90% for the same period in 2023. The decrease in net interest margin for the three and six months ended June 30, 2024 compared to the same periods in 2023 was due to the impact of higher interest rates on funding, including customer migration to higher yielding deposit products, as well as higher average borrowings, partially offset by higher yields on average interest-earning assets and higher average loan balances.

The quarterly net interest margin of 2.73% for the second quarter of 2024 was unchanged from the quarterly net interest margin for the first quarter of 2024. The average cost of interest-bearing liabilities for the second quarter of 2024 was 2.64% compared to 2.51% for the first quarter of 2024, while the average yield on interest-earning assets was 4.56% and 4.47%, respectively, for the same periods in 2023.

Interest income for the three and six months ended June 30, 2024 was $51.0 million and $101.6 million, down 1.8% and 4.3%, respectively, compared to the same periods in 2023. For both the three and six months ended June 30, 2024 average yield on interest-earning assets increased 65 basis points over the same periods in 2023. Average interest-earning assets for the three and six months ended June 30, 2024, increased $138.0 million, or 1.9% and $122.6 million, or 1.7%, respectively, compared to the same periods in 2023.

Interest income on loans for the three and six months ended June 30, 2024, was up $10.1 million, or 15.9%, and $20.9 million, or 16.7% compared to the same periods in 2023, driven by higher average yields and higher average balances. The average yields on loans for the three and six months ended June 30, 2024 of 5.22% and 5.18% respectively, were up 40 and 41 basis points from the same periods in 2023. The increase in loan yields was a result of market-related increases in interest rates on new loans, a significant increase in variable and adjustable rate loan yields driven by rising market interest rates, including the prime rate, and new loan originations. For the three and six months ended June 30, 2024 average loan balances were up $382.8 million, or 7.2% and $376.4 million, or 7.1%, respectively, over the same periods of 2023.

Interest income on securities for the three and six months ended June 30, 2024, was up $2.8 million, or 35.1%, and $5.6 million or 35.6%, respectively, as compared to the same periods in 2023. The average yield on total securities for both the three and six months ended June 30, 2024, was up 84 basis points, respectively, over the same periods in 2023, while average balances for securities were down $257.4 million, or 12.4% and $268.8 million, or 12.8%, respectively, over the same periods in 2023. The increase in securities yields was driven by market interest rate increases and the repositioning of the investment portfolio through the sale of approximately $510.5 million of available-for-sale investment securities in the second and third quarters of 2023. The securities sold had an average yield of 0.86%, while the proceeds of the sale were largely reinvested into securities with an estimated average yield of approximately 5.09%.

Interest expense for the three months ended June 30, 2024 increased $14.3 million, or 71.7%, and increased $31.8 million, or 91.0% for the six month period ended June 30, 2024 compared to the same periods in 2023. The increase reflects higher average costs of funds and a shift in funding mix. The average cost of interest-bearing deposits for the three and six months ended June 30, 2024 was 2.27% and 2.22%, respectively, up 86 and 97 basis points, respectively, as compared to the same periods in 2023. Average interest-bearing deposits for the three and six months ended June 30, 2024, were up $38.9 million, or 0.9%, and $33.4 million, or 0.8%, respectively, from the same periods in 2023. Average noninterest bearing deposits were down $167.2 million, or 8.3% for the three months ended June 30, 2024 compared to the same period in 2023, and for the six months ended June 30, 2024 were down $200.7 million, or 9.9% compared to the same period in 2023. The average rate paid on other borrowings for the three and six months ended June 30, 2024 was up 69 basis points and 82 basis points, respectively, over the same periods in 2023. The increase in the cost of average borrowings was primarily the result of the greater utilization of comparatively higher rate overnight borrowings to support loan growth. Average other borrowings for the three and six months ended June 30, 2024 were up $308.9 million, or 81.3%, and up $330.7 million, or 101.8%, respectively, compared to the same periods in 2023.
Provision for Credit Losses
The provision for credit losses represents management’s estimate of the amount necessary to maintain the allowance for credit losses ("ACL") at an appropriate level. Provision for credit losses in the second quarter of 2024 was $2.2 million compared to $2.3 million for the second quarter of 2023. Provision for credit losses for the six months ended June 30, 2024 was $3.0 million compared to $1.4 million for the six months ended June 30, 2023. The provision for credit losses for the three and six months ended June 30, 2024 included a provision expense of $308,000 and $814,000, respectively, related to off-balance sheet credit exposures compared to a credit of $166,000 and an expense of $189,000, respectively, for the same periods in 2023. The increase in provision for credit losses for the six month period is mainly driven by loan growth, and increases in off-balance sheet reserves as a result of increase in commercial loan pipeline. The section captioned "Financial Condition – The Allowance for Credit Losses" below has further details on the allowance for credit losses and asset quality metrics.

Noninterest Income
Noninterest income of $21.8 million and $43.9 million for the three and six months ended June 30, 2024, were up $9.2 million or 72.6% and $10.9 million or 33.0%, respectively, from the same periods in 2023. Noninterest income for the three and six months ended June 30, 2023, included a pre-tax loss on the sale of securities of $7.1 million.

Insurance commissions and fees, the largest component of noninterest income, were $9.1 million for the second quarter of 2024, an increase of 4.8% from the same period for the prior year. The increase in insurance commissions and fees in the second quarter of 2024 over the same period in 2023 was mainly due to property and casualty commission revenue attributed to new business, along with premium increases related to the change in general market conditions. For the first six months of 2024, insurance commissions and fees were up $1.2 million, or 6.4% compared to the same period in 2023. The increase in revenues for the six months ended June 30, 2024 compared to the same period in 2023 was mainly in personal lines, commercial lines, and contingency revenue driven by new business rate increases related to current market conditions and improved ratios as they relate to carrier profit sharing calculations.

Wealth management fees of $4.8 million in the second quarter of 2024 were up $171,000 or 3.7% compared to the second quarter of 2023. For the first six months of 2024, wealth management fees were up $599,000, or 6.5% compared to the same period in 2023. Wealth management fees include trust services, financial planning, wealth management services, and brokerage related services. The fair value of assets managed by, or in custody of, Tompkins was $3.1 billion at June 30, 2024, up $61.4 million or 2.0% from June 30, 2023. The increase in assets from prior year was mainly a result of positive market performance.

Service charges on deposits accounts for the three and six months ended June 30, 2024 are up $126,000 or 7.7% and $176,000 or 5.2% over the same periods in 2023. The increase was in service fees on personal and business accounts and net overdraft fees.

Card services income in the second quarter of 2024 was up $191,000, or 6.2% over the same three month period in 2023, and up $448,000, or 7.8% for the six months ended June 30, 2024 compared to the same period in 2023. The increase in the first six months of 2024 included a $255,000 sign-on bonus related to the renewal of a card services contract.

Other income of $2.8 million in the second quarter of 2024 was up $1.2 million or 74.8% compared to the same period in 2023. For the first six months of 2024, other income of $5.0 million was up $1.5 million, or 41.7% compared to the same period in 2023. The increase for the three and six months ended June 30, 2024 compared to the same period in 2023 was mainly due to higher earnings on bank owned life insurance (up $673,000 and $608,000), derivatives related income (up $142,000 and $496,000), and gains on sale of residential loans (up $213,000 and $249,000). The three and six months ended June 30, 2024 also included gains of $322,000 and $352,000, respectively, on the sale of certain customer accounts within the wealth management business.

Noninterest Expense
Noninterest expense of $49.9 million for the second quarter of 2024 and $99.8 million for the first six months of 2024 were down $2.0 million or 3.9% and $2.3 million, or 2.3%, respectively, compared to the same periods in 2023. Noninterest expense as a percentage of total revenue for the three and six months ended June 30, 2024 were 68.7% and 68.6% compared to 80.6% and 73.4% for the same period in 2023.

Expenses associated with compensation and benefits comprise the largest component of noninterest expense, representing 63.0% and 62.7% of total noninterest expense for the three and six months ended June 30, 2024, respectively. Total salaries, wages and benefits for the three and six months ended June 30, 2024, were down $520,000, or 1.6% and $665,000 or 1.1% from the same periods in 2023. The decrease was driven by a decrease in average full time equivalents as well as decreases in healthcare and incentive expense in the second quarter of 2024, partially offset by normal merit adjustments.

Other expense categories, not related to compensation and benefits, for the three and six months ended June 30, 2024 were down $1.5 million, or 7.5%, and $1.7 million, or 4.3%, respectively, from the same periods in 2023. Contributing to the decrease in other operating expenses for the three and six months ended June 30, 2024, compared to the same period in 2023 were the following: legal, down $308,000 or 48.5% and $504,000 or 47.8% respectively, travel and meetings, down $220,000 or 46.3% and $374,000 or 45.8% respectively; marketing expenses, down $594,000 or 35.2% and $723,000 or 25.9% respectively; and professional fees and consulting down $457,000 or 21.5% and $561,000 or 14.3% when compared to 2023. Offset by increases in FDIC insurance expense up $716,000 or 91.9% and $1.1 million or 58.4% respectively over the same period in 2023, driven by an increase in assessment rates.

Income Tax Expense
The provision for income taxes was $4.9 million for an effective rate of 23.8% for the second quarter of 2024, compared to tax expense of $1.8 million and an effective rate of 17.3% for the same quarter in 2023. For the first six months of 2024, the provision for income taxes was $10.1 million for an effective rate of 23.6% compared to tax expense of $7.7 million and an effective rate of 21.6% for the same period in 2023. The increase in the effective tax rate for the three and six months ended June 30, 2024, compared to the same periods in 2023 is largely due to an increase in pre-tax income, driven primarily by the realized losses on the sale of certain available-for-sale debt securities recognized in the second quarter of 2023 and the anticipated retention of certain New York State tax benefits in 2023. The effective rates differ from the U.S. and state statutory rates primarily due to the effect of tax-exempt income from loans, securities and life insurance assets, and the income tax effects associated with stock based compensation.

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

FINANCIAL CONDITION

Total assets were $7.9 billion at June 30, 2024, up $49.8 million, or 0.6% from December 31, 2023. Total loans were up $155.9 million, or 2.8%, cash and cash equivalents were down $8.6 million, or 10.8% and total securities were down $99.2 million or 5.7% compared to December 31, 2023. Total deposits at June 30, 2024 were down $114.0 million, or 1.8% from December 31, 2023.

Securities
As of June 30, 2024, the Company’s securities portfolio was $1.6 billion, or 20.7% of total assets compared to $1.7 billion, or 22.1% of total assets at year end 2023. The decrease in total securities was mainly due to principal runoff and maturities of debt securities during the first six months of 2024. The following tables detail the composition of the securities portfolio:

Available-for-Sale Debt Securities
	June 30, 2024		December 31, 2023
(In thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
U.S. Treasuries	$114,808	$109,886	$114,418	$109,904
Obligations of U.S. Government sponsored entities	442,952	422,677	472,286	456,458
Obligations of U.S. states and political subdivisions	88,563	78,476	89,999	81,924
Mortgage-backed securities - residential, issued by
U.S. Government agencies	45,419	40,112	49,976	45,240
U.S. Government sponsored entities	769,723	663,940	819,303	720,830
U.S. corporate debt securities	2,500	2,367	2,500	2,294
Total available-for-sale debt securities	$1,463,965	$1,317,458	$1,548,482	$1,416,650

Held-to-Maturity Debt Securities
	June 30, 2024		December 31, 2023
(In thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
U.S. Treasuries	$86,157	$73,976	$86,266	$75,215
Obligations of U.S. Government sponsored entities	226,273	190,612	226,135	192,240
Total held-to-maturity debt securities	$312,430	$264,588	$312,401	$267,455

As of June 30, 2024, the available-for-sale debt securities portfolio had net unrealized losses, which reflects the amount that the amortized cost exceeds fair value, of $146.5 million compared to net unrealized losses of $131.8 million at December 31, 2023. The increase in unrealized losses related to the available-for-sale debt securities portfolio reflects interest rate volatility in the market, the volume and rates associated with the securities purchases and maturities in 2024. Management’s policy is to purchase investment grade securities that on average have relatively short duration, which helps mitigate interest rate risk and provides sources of liquidity without significant risk to capital.

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

The Company determined that at June 30, 2024, all impaired available-for-sale and held-to-maturity debt securities were impaired because of changes in interest rates and levels of market liquidity, relative to when the investment securities were purchased, and not due to the credit worthiness of the underlying issuers. The Company does not have the intent to sell these securities and does not believe it is more likely than not that the Company will be required to sell these securities before a recovery of amortized cost. Therefore, the Company carried no ACL at June 30, 2024 and there was no credit loss expense recognized by the Company with respect to the securities portfolio during the three and six months ended June 30, 2024.

Loans and Leases
Loans and leases as of the end of the second quarter and prior year-end period were as follows:

(In thousands)	06/30/2024	12/31/2023
Commercial and industrial
Agriculture	$92,965	$101,211
Commercial and industrial other	773,767	721,890
PPP loans	254	404
Subtotal commercial and industrial	866,986	823,505
Commercial real estate
Construction	337,361	303,406
Agriculture	210,168	221,670
Commercial real estate other	2,664,214	2,587,591
Subtotal commercial real estate	3,211,743	3,112,667
Residential real estate
Home equity	194,096	188,316
Mortgages	1,377,376	1,373,275
Subtotal residential real estate	1,571,472	1,561,591
Consumer and other
Indirect	461	841
Consumer and other	102,591	96,942
Subtotal consumer and other	103,052	97,783
Leases	13,429	15,383
Total loans and leases	5,766,682	5,610,929
Less: unearned income and deferred costs and fees	(4,818)	(4,994)
Total loans and leases, net of unearned income and deferred costs and fees	$5,761,864	$5,605,935

The below table shows a more detailed break-out of commercial real estate ("CRE") loans as of June 30, 2024 and December 31, 2023:

	06/30/2024		12/31/2023
(In thousands)	Balance	% CRE	Balance	% CRE
Construction	$337,361	10.50%	$303,406	9.75%
Multi-family/Single family real estate	620,244	19.31%	603,118	19.38%
Agriculture	210,168	6.54%	221,670	7.12%
Retail[1]	429,950	13.39%	425,871	13.68%
Hotels/motels	185,355	5.77%	167,408	5.38%
Office space[2]	234,337	7.30%	236,721	7.61%
Industrial[3]	222,201	6.92%	215,459	6.92%
Mixed Use	361,452	11.25%	349,985	11.24%
Medical[4]	135,963	4.23%	138,057	4.44%
Other	474,712	14.79%	450,972	14.49%
Total	$3,211,743	100.00%	$3,112,667	100.00%
[1]Retail includes 2.77% and 2.88%, respectively, of owner occupied real estate at June 30, 2024 and December 31, 2023.
[2]Office space includes 1.39% and 1.42%, respectively, of owner occupied real estate at June 30, 2024 and December 31, 2023.
[3]Industrial includes 2.04% and 2.16%, respectively, of owner occupied real estate at June 30, 2024 and December 31, 2023.
[4]Medical includes 2.54% and 2.69%, respectively, of owner occupied real estate at June 30, 2024 and December 31, 2023.

Total loans and leases of $5.8 billion at June 30, 2024 were up $155.9 million, or 2.8% from December 31, 2023, mainly in the commercial real estate and commercial and industrial loan portfolios. As of June 30, 2024, total loans and leases represented 73.2% of total assets compared to 71.7% of total assets at December 31, 2023.

Residential real estate loans, including home equity loans, were $1.6 billion at June 30, 2024, up $9.9 million, or 0.6% compared to December 31, 2023, and comprised 27.3% of total loans and leases at June 30, 2024.

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

During the first six months of 2024 and 2023, the Company sold residential loans totaling $8.2 million and $2.1 million, respectively, recognizing gains of $314,000 and $65,000, respectively. These residential real estate loans were sold without recourse in accordance with standard secondary market loan sale agreements. When residential mortgage loans are sold, the Company typically retains all servicing rights, which provides the Company with a source of fee income. Mortgage servicing rights totaled $949,000 at June 30, 2024, and $927,000 at December 31, 2023.

Commercial real estate loans and commercial and industrial loans totaled $3.2 billion and $867.0 million, respectively, and represented 55.7% and 15.0%, respectively, of total loans and leases as of June 30, 2024. The commercial real estate portfolio was up $99.1 million, or 3.2% compared to December 31, 2023, while commercial and industrial loans were up $43.5 million, or 5.3% compared to December 31, 2023.

As of June 30, 2024, agriculturally-related loans totaled $303.1 million, or 5.3% of total loans and leases, compared to $322.9 million, or 5.8% of total loans and leases at December 31, 2023. Agriculturally-related loans include loans to dairy farms and crop farms. Agriculturally-related loans are primarily made based on identified cash flows of the borrower with consideration given to underlying collateral, personal guarantees, and government related guarantees. Agriculturally-related loans are generally secured by the assets or property being financed or other business assets such as accounts receivable, livestock, equipment or commodities/crops.

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

The Allowance for Credit Losses
The below table represents the allowance for credit losses as of June 30, 2024 and December 31, 2023. The table provides, as of the dates indicated, an allocation of the allowance for credit losses for inherent loan losses by type. The allocation is neither indicative of the specific amounts or the loan categories in which future charge-offs may occur, nor is it an indicator of future loss trends. The allocation of the allowance for credit losses to each category does not restrict the use of the allowance to absorb losses in any category.

(In thousands)	6/30/2024	12/31/2023
Allowance for credit losses
Commercial and industrial	$7,412	$6,667
Commercial real estate	32,559	31,581
Residential real estate	11,569	11,700
Consumer and other	1,451	1,557
Finance leases	68	79
Total	$53,059	$51,584

As of June 30, 2024, the total allowance for credit losses was $53.1 million, up $1.5 million, or 2.9% compared to December 31, 2023. The allowance for credit losses as a percentage of total loans measured 0.92% at June 30, 2024 and December 31, 2023. The increase in the allowance for credit losses from year-end 2023 reflects loan growth, mainly in commercial real estate and commercial loans, and changes in asset quality. Additional reserves totaling approximately $553,000 were added for two commercial relationships that were individually evaluated for impairment.

Asset quality measures at June 30, 2024 were generally favorable compared with December 31, 2023. Loans internally-classified Special Mention or Substandard were down $6.9 million, or 5.6% compared to December 31, 2023. Nonperforming loans and leases were in line with year end 2023 and represented 1.08% of total loans at June 30, 2024 compared to 1.11% at December 31, 2023. The allowance for credit losses covered 84.94% of nonperforming loans and leases at June 30, 2024, compared to 82.84% at December 31, 2023.

Activity in the Company’s allowance for credit losses during the first six months of 2024 and 2023 is illustrated in the table below:

Analysis of the Allowance for Credit Losses
(In thousands)	6/30/2024	6/30/2023
Average loans outstanding during period	$5,654,576	$5,278,145
Allowance at beginning of year, prior to adoption of ASU 2016-13	51,584	45,934
Impact of adopting ASU 2016-13	0	64
Balance of allowance at beginning of year	51,584	45,998
LOANS CHARGED-OFF:
Commercial and industrial	30	0
Residential real estate	0	2
Consumer and other	1,071	275
Total loans charged-off	$1,101	$277
RECOVERIES OF LOANS PREVIOUSLY CHARGED-OFF:
Commercial and industrial	18	59
Commercial real estate	3	1,237
Residential real estate	125	178
Consumer and other	218	111
Total loans recovered	$364	$1,585
Net loans charged-off (recovered)	737	(1,308)
Provision for credit losses related to loans	2,212	1,239
Balance of allowance at end of period	$53,059	$48,545
Allowance for credit losses as a percentage of total loans and leases	0.92%	0.91%
Annualized net charge-offs (recoveries) on loans to average total loans and leases during the period	0.03%	(0.05)%

As of June 30, 2024, the allowance for credit losses was $53.1 million and 0.92% of total loans and leases, compared to $51.6 million and 0.92% of total loans and leases at December 31, 2023 and $48.5 million and 0.91% of total loans and leases at June 30, 2023.

The provision for credit losses for loans was $1.9 million for the three months ended June 30, 2024, compared to $2.4 million for the same period in 2023. For the six month period ended June 30, 2024, the provision for credit losses for loans was $2.2 million compared to $1.2 million for the same period in 2023. The provision expense for credit losses for loans is based upon the Company's quarterly evaluation of the appropriateness of the allowance for credit losses. The increase in provision for credit losses for the six month period ended June 30, 2024 is mainly driven by loan growth, increases in off-balance sheet reserves as a result of increase in commercial loan pipeline, and the additional reserves for two commercial relationships that were individually evaluated for impairment.

Net loan and lease charge-offs for the six months ended June 30, 2024 were $737,000 compared to net recoveries of $1.3 million for the same period in 2023. The recoveries in the first six months of 2023 were largely related to one commercial relationship.

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

For the three months ended June 30, 2024, the provision for credit losses for off-balance sheet credit exposures was $308,000 compared to provision credit of $166,000 for the same period in 2023. For the six month period ended June 30, 2024, the provision for credit losses for off-balance sheet credit exposures was $814,000 compared to $189,000 for the same period in 2023. The increase in 2024 over 2023 was largely driven by an increase in commercial loan pipeline.

Analysis of Past Due and Nonperforming Loans
(In thousands)	6/30/2024	12/31/2023	6/30/2023
Loans 90 days past due and accruing
Commercial and industrial	$0	$0	$0
Commercial real estate	0	0	0
Residential real estate	0	0	7
Consumer and other	215	101	27
Total loans 90 days past due and accruing	$215	$101	$34
Nonaccrual loans
Commercial and industrial	$2,921	$2,273	$3,146
Commercial real estate	44,104	44,450	11,655
Residential real estate	15,011	15,172	16,209
Consumer and other	217	270	323
Total nonaccrual loans	$62,253	$62,165	$31,333
Total nonperforming loans and leases	$62,468	$62,266	$31,367
Other real estate owned	80	131	36
Total nonperforming assets	$62,548	$62,397	$31,403
Allowance as a percentage of nonperforming loans and leases	84.94%	82.84%	154.76%
Total nonperforming loans and leases as percentage of total loans and leases	1.08%	1.11%	0.59%
Total nonperforming assets as percentage of total assets	0.79%	0.80%	0.41%

Nonperforming assets include loans past due 90 days and accruing, nonaccrual loans, and foreclosed real estate/other real estate owned. Total nonperforming assets of $62.5 million at June 30, 2024 were down $151,000, or 0.2% compared to December 31, 2023, and up $31.1 million, or 99.2% compared to June 30, 2023. The increase in nonperforming loans for the six month period in 2024 compared to the same period in 2023 was mainly due to the addition of one relationship with two commercial real estate properties totaling approximately $33.3 million included in the office space and mixed use properties portion of the commercial real estate portfolio during the fourth quarter of 2023. Nonperforming assets represented 0.79% of total assets at June 30, 2024, down from 0.80% at December 31, 2023, and up from 0.41% at June 30, 2023. Our peer group's average ratio of nonperforming assets to total assets was 0.42% at March 31, 2024.

The Company adopted ASU 2022-02 Financial Instruments - Credit Losses (Topic 326), effective January 1, 2023. This standard eliminated the previous trouble debt restructuring accounting model and replaced it with guidance and disclosure requirements for identifying modifications to loans to borrowers experiencing financial difficulty. Modifications to borrowers experiencing financial difficulty may include interest rate reductions, principal or interest forgiveness, forbearances, term extensions, and other actions intended to minimize economic loss and to avoid foreclosure or repossession of collateral. At June 30, 2024, the Company had $4.1 million of modifications to borrowers experiencing financial difficulty.

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

The ratio of the allowance to nonperforming loans and leases (loans past due 90 days and accruing, nonaccrual loans and restructured troubled debt) was 84.94% at June 30, 2024, compared to 82.84% at December 31, 2023, and 154.76% at June 30, 2023. The Company’s nonperforming loans and leases are mostly comprised of collateral dependent loans with limited exposure or loans that require limited specific reserve due to the level of collateral available with respect to these loans and/or previous charge-offs.

The Company, through its internal loan review function, identified 15 commercial relationships from the loan portfolio totaling $23.3 million at June 30, 2024, that were potential problem loans. At December 31, 2023, the Company had identified 17 relationships totaling $26.0 million that were potential problem loans. Of the 15 relationships at June 30, 2024 that were Substandard, there were 3 relationships that equaled or exceeded $1.0 million, which in aggregate totaled $19.9 million, the largest of which was $16.4 million. The Company continues to monitor these potential problem relationships; however, management cannot predict the extent to which changing economic conditions or other factors may further impact borrowers. These loans remain in a performing status due to a variety of factors, including payment history, the value of collateral supporting the credits, and personal or government guarantees. These factors, when considered in the aggregate, give management reason to believe that the current risk exposure on these loans does not warrant accounting for these loans as nonperforming. However, these loans do exhibit certain risk factors, which have the potential to cause them to become nonperforming. Accordingly, management's attention is focused on these credits, which are reviewed on at least a quarterly basis.

Capital
Total equity was $676.1 million at June 30, 2024, an increase of $6.2 million, or 0.9% from December 31, 2023.

Additional paid-in capital increased by $1.5 million, or 0.5%, from $297.2 million at December 31, 2023, to $298.6 million at June 30, 2024. The increase was primarily attributable to $1.7 million related to stock-based compensation; partially offset by $228,000 of deferred director compensation.

Retained earnings increased by $15.1 million, or 3.0% from $501.5 million at December 31, 2023, to $516.6 million at June 30, 2024, mainly reflecting a net income of $32.6 million for the year-to-date period ended June 30, 2024 and dividends of $17.4 million.

Accumulated other comprehensive loss increased from a net loss of $125.0 million at December 31, 2023, to a net loss of $135.7 million at June 30, 2024, reflecting a $11.1 million increase in unrealized losses on available-for-sale debt securities due to changes in market interest rates; and a $414,000 decrease related to post-retirement benefit plan.

Cash dividends paid in the first six months of 2024 totaled approximately $17.4 million, or $1.21 per common share, representing 53.5% of year to date 2024 earnings through June 30, 2024, flat compared to cash dividends of $17.4 million, or $1.20 per common share paid in the first six months of 2023. Cash dividends per share during the first six months of 2024 were up 0.8% over the same period in 2023.

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

The following table provides a summary of the Company’s capital ratios as of June 30, 2024:

Regulatory Capital Analysis
June 30, 2024	Actual		Minimum Capital Required - Basel III Fully Phased-In		Well Capitalized Requirement
(dollar amounts in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk weighted assets)	$774,060	13.26%	$613,166	10.50%	$583,967	10.00%
Tier 1 Capital (to risk weighted assets)	716,453	12.27%	496,372	8.50%	467,174	8.00%
Tier 1 Common Equity (to risk weighted assets)	716,453	12.27%	408,777	7.00%	379,579	6.50%
Tier 1 Capital (to average assets)	716,453	9.15%	313,107	4.00%	391,384	5.00%

As of June 30, 2024, the Company’s capital ratios exceeded the minimum required capital ratios plus the fully phased-in capital conservation buffer, and the minimum required capital ratios for well capitalized institutions. The capital levels required to be considered well capitalized, presented in the above table, are based upon prompt corrective action regulations, as amended to reflect the changes under Basel III Capital Rules.

Total capital as a percent of risk weighted assets decreased to 13.3% at June 30, 2024, compared with 13.4% at December 31, 2023. Tier 1 capital as a percent of risk weighted assets declined to 12.3% at June 30, 2024 compared to 12.4% at December 31, 2023. Tier 1 capital as a percent of average assets was 9.2% at June 30, 2024, up from 9.1% as of December 31, 2023. Common equity Tier 1 capital was 12.3% at June 30, 2024, down from 12.4% at December 31, 2023.

As of June 30, 2024, the capital ratios for the Company’s subsidiary bank also exceeded the minimum required capital ratios for well capitalized institutions, plus the fully phased-in capital conservation buffer.

In 2020, U.S. Federal regulatory authorities issued an interim final rule that provides banking organizations that adopted CECL during the 2020 calendar year with the option to delay for two years the estimated impact of CECL on regulatory capital relative to regulatory capital determined under the prior incurred loss methodology, followed by a three-year transition period to phase out the aggregate amount of the capital benefit provided during the initial two-year delay (i.e., a five-year transition in total). In connection with our adoption of CECL on January 1, 2020, we elected to utilize the five-year CECL transition.

Deposits and Other Liabilities
Total deposits of $6.3 billion at June 30, 2024 were down $114.0 million or 1.8% compared to December 31, 2023, and were down $168.8 million, or 2.6% from June 30, 2023. The decrease from year-end 2023 was in noninterest-bearing deposits, which were down $63.4 million or 3.3%; money market and savings, which were down $31.8 million or 0.9%; and time deposits, which were down $18.7 million, or 1.9%,

The most significant source of funding for the Company is core deposits. The Company defines core deposits as total deposits less time deposits of $250,000 or more, brokered deposits, municipal money market deposits, and reciprocal deposit relationships with municipalities. Core deposits decreased by $67.2 million, or 1.3% from year-end 2023, to $5.1 billion at June 30, 2024. Core deposits at June 30, 2024 were down $161.3 million, or 3.1% from June 30, 2023. Core deposits represented 81.5% of total deposits at June 30, 2024, compared to 81.1% of total deposits at December 31, 2023 and 81.9% at June 30, 2023.

The Company uses both retail and wholesale repurchase agreements. Retail repurchase agreements are arrangements with local customers of the Company, in which the Company agrees to sell securities to the customer with an agreement to repurchase those securities at a specified later date. Retail repurchase agreements totaled $36.0 million at June 30, 2024, and $51.0 million at December 31, 2023. Management generally views retail repurchase agreements as an alternative to large time deposits.

The Company’s other borrowings totaled $773.6 million at June 30, 2024, up $171.5 million, or 28.5% from $602.1 million at December 31, 2023. Borrowings at June 30, 2024 consisted of $454.3 million in overnight FHLB advances and $319.3 million of FHLB term advances, compared to $477.1 million in FHLB overnight advances and $125.0 million of FHLB term advances at year end 2023. Of the $319.3 million in FHLB term advances at June 30, 2024, $254.3 million is due to mature in less than one year and $65.0 million is due to mature in over one year.

Liquidity
The objective of liquidity management is to ensure the availability of adequate funding sources to satisfy the demand for credit, deposit withdrawals, and business investment opportunities. The Company’s large, stable core deposit base and strong capital position are the foundation for the Company’s liquidity position. The Company uses a variety of resources to meet its liquidity needs, which include deposits, cash and cash equivalents, short-term investments, cash flow from lending and investing activities, repurchase agreements, and borrowings. The Company’s Asset/Liability Management Committee monitors asset and liability positions of the Company’s subsidiary bank individually and on a combined basis. The Committee reviews periodic reports on liquidity and interest rate sensitivity positions. Comparisons with industry and peer groups are also monitored. The Company’s strong reputation in the communities it serves, along with its strong financial condition, provides access to numerous sources of liquidity as described below. Management believes these diverse liquidity sources provide sufficient means to meet all demands on the Company’s liquidity that are reasonably likely to occur. Management measures liquidity, including the level of cash, unencumbered securities, and the availability of dependable borrowing sources. The Board has set a policy limit stating that reliable sources of liquidity should remain in excess of 6% of total assets. The ratio was 17.3% at June 30, 2024 compared to 18.3% of assets at December 31, 2023.

Core deposits, discussed above under "Deposits and Other Liabilities", are a primary and low cost funding source obtained primarily through the Company’s branch network. In addition to core deposits, the Company uses non-core funding sources to support asset growth. These non-core funding sources include time deposits of $250,000 or more, municipal money market deposits, reciprocal deposits, bank borrowings, securities sold under agreements to repurchase and overnight and term advances from the FHLB. Rates and terms are the primary determinants of the mix of these funding sources. Non-core funding sources of $2.0 billion at June 30, 2024 increased $109.8 million, or 5.9% as compared to December 31, 2023. Non-core funding sources, as a percentage of total liabilities, were 27.4% at June 30, 2024, compared to 26.1% at December 31, 2023.

Non-core funding sources may require securities to be pledged against the underlying liability. Securities held with a carrying value of $1.1 billion at June 30, 2024 and $1.0 billion at December 31, 2023, were either pledged or sold under agreements to repurchase. Pledged securities represented 59.1% of total securities at June 30, 2024, compared to 54.8% of total securities at December 31, 2023.

Cash and cash equivalents totaled $70.9 million as of June 30, 2024 which decreased from $79.5 million at December 31, 2023. Short-term investments, consisting of securities due in one year or less, increased from $98.7 million at December 31, 2023, to $143.2 million at June 30, 2024.

Cash flow from the loan and investment portfolios provides a significant source of liquidity. These assets may have stated maturities in excess of one year, but have monthly principal reductions. Total mortgage-backed securities, at fair value, were $704.1 million at June 30, 2024 compared with $766.1 million at December 31, 2023. Outstanding principal balances of residential mortgage loans, consumer loans, and leases totaled approximately $1.7 billion at June 30, 2024, up $13.2 million, or 0.8% compared with December 31, 2023. Aggregate amortization from monthly payments on these assets provides significant additional cash flow to the Company.

The Company's liquidity is enhanced by ready access to national and regional wholesale funding sources including Federal funds purchased, repurchase agreements, brokered deposits, and FHLB advances. Through its subsidiary bank, the Company has borrowing relationships with the FHLB and correspondent banks, which provide secured and unsecured borrowing capacity. As members of the FHLB, the Company can use certain unencumbered mortgage-related assets and securities to secure borrowings from the FHLB. At June 30, 2024, the established borrowing capacity with the FHLB was $1.4 billion, or 17.3% of total assets, with available unencumbered mortgage-related assets of $661.8 million. Additional assets may also qualify as collateral for FHLB advances, upon approval of the FHLB. Through various programs at the Federal Reserve Bank, the Company has the ability to use certain unencumbered mortgage-related assets and securities to secure borrowings from the Federal Reserve Bank's Discount Window. At June 30, 2024 the available borrowing capacity with the Federal Reserve Bank was $137.7 million, secured by loans. In addition to the available borrowing lines at the FHLB and Federal Reserve Bank, the Company maintains $553.3 million of unencumbered securities which could be pledged to further enhance secured borrowing capacity.

Non-GAAP Disclosure
The following table includes disclosure of non-GAAP financial measures. Tangible common equity, a non-GAAP financial measure, is total stockholders' equity less intangible assets. Tangible book value per share, a non-GAAP financial measure, is tangible equity divided by total shares issued and outstanding. These measures adjust common equity per share to exclude the effects of goodwill and intangible amortization expense on earnings, equity, and capital. The Company believes the non-GAAP measures provide meaningful comparisons of our underlying operational performance and facilitate management's and investors' assessments of business and performance trends in comparison to others in the financial services industry. These non-

GAAP financial measures should be considered as supplemental in nature and not as a substitute for the related financial information prepared in accordance with GAAP. Tangible book value per share as presented herein may be different from non-GAAP financial measures used by other companies, and may not be comparable to similarly titled measures reported by other companies.

Reconciliation of Tangible Book Value Per Share (non-GAAP) to Common Equity Book Value Per Share (GAAP)
	Quarter-Ended	Year-ended
(In thousands, except share and per share data)	06/30/2024	12/31/2023
Total common equity	$674,630	$668,522
Less: Goodwill and intangibles	93,847	94,003
Tangible common equity (Non-GAAP)	580,783	574,519
Ending shares outstanding	14,395,204	14,405,920
Common equity per share	$46.86	$46.41
Tangible book value per share (Non-GAAP)	$40.35	$39.88

Item 3. Quantitative and Qualitative Disclosure About Market Risk

Interest rate risk is the primary market risk category associated with the Company’s operations. Interest rate risk refers to the volatility of earnings caused by changes in interest rates. The Company manages interest rate risk using income simulation to measure interest rate risk inherent in its on-balance sheet and off-balance sheet financial instruments at a given point in time. The simulation models are used to estimate the potential effect of interest rate shifts on net interest income for future periods. Each quarter the Company’s Asset/Liability Management Committee reviews the simulation results to determine whether the exposure of net interest income to changes in interest rates remains within Board-approved levels. The Committee also considers strategies to manage this exposure and incorporates these strategies into the investment and funding decisions of the Company. The Company uses derivatives to manage various risks and to accommodate the business requirements of its customers. Additional information on derivatives is available in "Note 14 Derivatives and Hedging Activities" in the Notes to Consolidated Financial Statements in Part I, "Financial Statements" of this Report on Form 10-Q.

The Company’s Board of Directors has set a policy that interest rate risk exposure will remain within a range whereby net interest income will not decline by more than 10% in one year as a result of a 100 basis point parallel change in rates. Based upon the most recent simulation analysis performed as of May 31, 2024, a 200 basis point parallel upward change in interest rates over a one-year time frame would result in a one-year decrease in net interest income from the base case of approximately 5.6%, while a 200 basis point parallel decline in interest rates over a one-year period would result in a one year increase in net interest income of 5.6% from the base case. This simulation assumes no balance sheet growth, no changes in balance sheet mix, deposit rates move in a manner that reflects the historical relationship between deposit rate movement and changes in Federal funds rate, and no management action to address balance sheet mismatches.

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

The down 200 basis point scenario increases net income in the first year as a result of the Company's assets repricing downward to a lesser degree than the rates on the Company's interest-bearing liabilities, mainly deposits and overnight borrowings. The model assumes that prepayments accelerate in the down interest rate environment resulting in additional pressure on asset yields as proceeds are reinvested at lower rates.

The most recent simulation of a base case scenario, which in addition to the above assumptions, also assumes interest rates remain unchanged from the date of the simulation, reflects net interest income trending higher over the next 24 months, with a 12% increase in net interest income in year two of the simulation as compared to year one.

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

In addition to the simulation analysis, management uses an interest rate gap measure. The table below is a Condensed Static Gap Report, which illustrates the anticipated repricing intervals of assets and liabilities as of June 30, 2024. The Company’s one-year net interest rate gap was a negative $749.8 million, or 9.53% of total assets at June 30, 2024, compared with a negative $836.6 million, or 10.70% of total assets at December 31, 2023. A negative gap position exists when the amount of interest-bearing liabilities maturing or repricing exceeds the amount of interest-earning assets maturing or repricing within a particular time period. This analysis suggests that the Company’s net interest income contains a higher degree of risk in a rising rate environment over the next 12 months. An interest rate gap measure could be affected by external factors such as a rise or decline in interest rates, loan or securities prepayments, and deposit withdrawals.

Condensed Static Gap - June 30, 2024			Repricing Interval
(In thousands)	Total	0-3 months	3-6 months	6-12 months	Cumulative 12 months

Interest-earning assets[1]	$7,590,985	$1,261,139	$339,435	$623,907	$2,224,481
Interest-bearing liabilities	5,241,957	2,442,785	249,776	281,729	2,974,290
Net gap position		$(1,181,646)	$89,659	$342,178	$(749,809)
Net gap position as a percentage of total assets		(15.02)%	1.14%	4.35%	(9.53)%
 1 Balances of available securities are shown at amortized cost

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2024.

Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this Report on Form 10-Q, the Company's disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting
There were no changes in the Company's internal control over financial reporting that occurred during the quarter ended June 30, 2024, that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

The Company is subject to various claims and legal actions that arise in the ordinary course of conducting business. As of June 30, 2024, management, after consultation with legal counsel, does not anticipate that the aggregate ultimate liability arising out of litigation pending or threatened against the Company or its subsidiaries will be material to the Company's consolidated financial position. On at least a quarterly basis, the Company assesses its liabilities and contingencies in connection with such legal proceedings. Although the Company does not believe that the outcome of pending litigation will be material to the Company's consolidated financial position, it cannot rule out the possibility that such outcomes will be material to the consolidated results of operations for a particular reporting period in the future.

Item 1A. Risk Factors

There have been no material changes in the risk factors previously disclosed under Item 1A. in the Company's Annual Report on Form 10-K, for the fiscal year ended December 31, 2023.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
	(a)	(b)	(c)	(d)
April 1, 2024 through April 30, 2024	2,817	$47.77	0	400,000
May 1, 2024 through May 31, 2024	3,043	48.89	0	400,000
June 1, 2024 through June 30, 2024	252	45.36	0	400,000
Total	6,112	$48.23	0	400,000

Included in the table above are 2,817 shares purchased in April 2024, at an average cost of $47.77, and 1,115 shares purchased in May 2024, at an average cost of $49.97, by the trustee of the rabbi trust established by the Company under the Company’s Stock Retainer Plan For Eligible Directors of Tompkins Financial Corporation and Participating Subsidiaries, which were part of the director deferred compensation under that plan. In addition, the table includes 1,928 shares delivered to the Company in May 2024 and 252 shares in June 2024 at an average cost of $48.26 and $45.36, respectively to satisfy mandatory tax withholding requirements upon vesting of restricted stock under the Company's 2019 Equity Plan.

On July 20, 2023, the Company’s Board of Directors authorized a share repurchase plan (the “2023 Repurchase Plan”) under which the Company may repurchase up to 400,000 shares of the Company’s common stock over the 24 months following adoption of the plan. Shares may be repurchased from time to time under the 2023 Repurchase Plan in open market transactions at prevailing market prices, in privately negotiated transactions, or by other means in accordance with federal securities laws, and the repurchase program may be suspended, modified or terminated by the Board of Directors at any time for any reason. As of June 30, 2024, no shares have been repurchased under the 2023 Repurchase Plan.

Recent Sales of Unregistered Securities

On April 4, 2024, we issued an aggregate of 1,090 shares of our common stock to non-employee members of our Board of Directors who elected to receive all or a portion of their quarterly director retainer fees in Company stock pursuant to the the Company’s Second Amended and Restated Retainer Plan For Eligible Directors of Tompkins Financial Corporation and Its Wholly-Owned Subsidiaries (the "Director Retainer Plan"). These shares were valued based on the closing market price per share of our common stock of $47.45 on April 4, 2024, for an aggregate value of $51,721. The shares were issued to our non-employee directors in private transactions exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

(a)

None

(c)

None

Item 6.     Exhibits

EXHIBIT INDEX

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of the Company, incorporated herein by reference to Exhibit 3(i) to the Company’s Form 10-Q, filed with the Commission on August 11, 2008.
3.2	Second Amended and Restated Bylaws of the Company, incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the Commission on January 31, 2011.
4.1	Form of Specimen Common Stock Certificate of the Company, incorporated herein by reference to Exhibit 4 to the Company’s Registration Statement on Form 8-A (No. 0-27514), filed with the Commission on December 29, 1995.
10.1*	Supplemental Executive Retirement Agreement, dated May 7, 2024, between Tompkins Financial Corporation and David M. DeMilia (filed herewith).
31.1	Certification of Principal Executive Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended (filed herewith).
31.2	Certification of Principal Financial Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended (filed herewith).
32.1	Certification of Principal Executive Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, 18 U.S.C. Section 1350 (filed herewith).
32.2	Certification of Principal Financial Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, 18 U.S.C. Section 1350 (filed herewith).
101 INS**	The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document
101 SCH**	Inline XBRL Taxonomy Extension Schema Document
101 CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101 DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document
101 LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document
101 PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the interactive date file because its XBRL tags are embedded with the inline XBRL document.
* Denotes management contract or compensatory plan or arrangement
** Attached as Exhibit 101 to this report are the following formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Condition as of June 30, 2024 and December 31, 2023; (ii) Consolidated Statements of Income for the three and six months ended June 30, 2024 and 2023; (iii) Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2024 and 2023; (iv) Consolidated Statements of Cash Flows for the six months ended June 30, 2024 and 2023; (v) Consolidated Statements of Changes in Shareholders' Equity for the three and six months ended June 30, 2024 and 2023; and (vi Notes to Unaudited Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 08, 2024

TOMPKINS FINANCIAL CORPORATION

By:	/s/ Stephen S. Romaine
Stephen S. Romaine
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Matthew D. Tomazin
Matthew D. Tomazin
Executive Vice President, Chief Financial Officer, and Treasurer
(Principal Financial Officer)