Form 10-Q
period 2024-09-30
TOMPKINS FINANCIAL CORP
filed 2024-11-06
CIK 1005817

United States
Securities and Exchange Commission
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

Indicate the number of shares of the Registrant's Common Stock outstanding as of the latest practicable date: 14,393,682 shares as of November 4, 2024.

TOMPKINS FINANCIAL CORPORATION

FORM 10-Q

Item 1. Financial Statements

TOMPKINS FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CONDITION

(In thousands, except share and per share data) (Unaudited)	As of	As of
ASSETS	9/30/2024	12/31/2023
	(unaudited)	(audited)
Cash and noninterest bearing balances due from banks	$110,375	$67,212
Interest bearing balances due from banks	21,945	12,330
Cash and Cash Equivalents	132,320	79,542

Available-for-sale debt securities, at fair value (amortized cost of $1,410,405 at September 30, 2024 and $1,548,482 at December 31, 2023)	1,309,279	1,416,650
Held-to-maturity debt securities, at amortized cost (fair value of $276,599 at September 30, 2024 and $267,455 December 31, 2023)	312,446	312,401
Equity securities, at fair value (amortized cost $801 at September 30, 2024 and $787 at December 31, 2023)	801	787
Total loans and leases, net of unearned income and deferred costs and fees	5,881,261	5,605,935
Less: Allowance for credit losses	55,384	51,584
Net Loans and Leases	5,825,877	5,554,351

Federal Home Loan Bank and other stock	30,936	33,719
Bank premises and equipment, net	77,603	79,687
Corporate owned life insurance	75,966	67,884
Goodwill	92,602	92,602
Other intangible assets, net	2,238	2,327
Accrued interest and other assets	146,359	179,799
Total Assets	8,006,427	7,819,749
LIABILITIES
Deposits:
Interest bearing:
Checking, savings and money market	3,655,041	3,484,878
Time	1,042,007	998,013
Noninterest bearing	1,880,848	1,916,956
Total Deposits	6,577,896	6,399,847

Federal funds purchased and securities sold under agreements to repurchase	67,506	50,996
Other borrowings	539,327	602,100
Other liabilities	100,350	96,872
Total Liabilities	7,285,079	7,149,815
EQUITY
Tompkins Financial Corporation shareholders' equity:
Common Stock - par value $0.10 per share: Authorized 25,000,000 shares; Issued: 14,426,922 at September 30, 2024; and 14,441,830 at December 31, 2023	1,443	1,444
Additional paid-in capital	299,741	297,183
Retained earnings	526,423	501,510
Accumulated other comprehensive loss	(101,200)	(125,005)
Treasury stock, at cost – 129,317 shares at September 30, 2024, and 132,097 shares at December 31, 2023	(6,552)	(6,610)
Total Tompkins Financial Corporation Shareholders’ Equity	719,855	668,522

Noncontrolling interests	1,493	1,412
Total Equity	721,348	669,934
Total Liabilities and Equity	$8,006,427	$7,819,749

See notes to unaudited consolidated financial statements.

TOMPKINS FINANCIAL CORPORATION
 CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Nine Months Ended
(In thousands, except per share data) (Unaudited)	9/30/2024	9/30/2023	9/30/2024	9/30/2023
INTEREST AND DIVIDEND INCOME
Loans	$77,814	$67,030	$223,059	$191,399
Due from banks	168	125	506	447
Available-for-sale debt securities	9,037	6,599	28,019	19,960
Held-to-maturity debt securities	1,222	1,221	3,659	3,654
Federal Home Loan Bank and other stock	888	490	2,309	1,113
Total Interest and Dividend Income	89,129	75,465	257,552	216,573
INTEREST EXPENSE
Time certificates of deposits of $250,000 or more	4,158	3,158	12,216	7,472
Other deposits	22,553	16,348	64,213	39,861
Federal funds purchased and securities sold under agreements to repurchase	11	15	35	44
Other borrowings	9,214	4,931	26,267	12,041
Total Interest Expense	35,936	24,452	102,731	59,418
Net Interest Income	53,193	51,013	154,821	157,155
Less: Provision for credit loss expense	2,174	1,150	5,200	2,578
Net Interest Income After Provision for Credit Loss Expense	51,019	49,863	149,621	154,577
NONINTEREST INCOME
Insurance commissions and fees	11,283	11,397	30,629	29,578
Wealth management fees	4,925	4,342	14,711	13,529
Service charges on deposit accounts	1,872	1,754	5,434	5,140
Card services income	2,921	2,860	9,138	8,629
Other income	2,299	990	7,321	4,534
Net gain (loss) on securities transactions	85	(62,967)	65	(70,019)
Total Noninterest Income	23,385	(41,624)	67,298	(8,609)
NONINTEREST EXPENSE
Salaries and wages	25,664	23,811	75,280	73,660
Other employee benefits	6,276	7,319	19,232	20,707
Net occupancy expense of premises	3,065	3,108	9,761	9,734
Furniture and fixture expense	1,797	2,079	5,832	6,238
Amortization of intangible assets	86	83	242	250
Other operating expense	12,989	13,466	39,329	41,403
Total Noninterest Expenses	49,877	49,866	149,676	151,992
Income/(Loss) Before Income Tax Expense/(Benefit)	24,527	(41,627)	67,243	(6,024)
Income Tax Expense/(Benefit)	5,858	(8,304)	15,958	(619)
Net Income/(Loss) Attributable to Noncontrolling Interests and Tompkins Financial Corporation	18,669	(33,323)	51,285	(5,405)
Less: Net Income Attributable to Noncontrolling Interests	31	31	93	93
Net Income/(Loss) Attributable to Tompkins Financial Corporation	$18,638	$(33,354)	$51,192	$(5,498)
Basic Earnings (Loss) Per Share	$1.31	$(2.35)	$3.60	$(0.39)
Diluted Earnings (Loss) Per Share	$1.30	$(2.35)	$3.59	$(0.39)

See notes to unaudited consolidated financial statements.

TOMPKINS FINANCIAL CORPORATION
 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended
(In thousands) (Unaudited)	9/30/2024	9/30/2023
Net income (loss) attributable to noncontrolling interests and Tompkins Financial Corporation	$18,669	$(33,323)
Other comprehensive (loss) income, net of tax:

Available-for-sale debt securities:
Change in net unrealized loss during the period	34,300	(28,273)
Reclassification adjustment for net realized (gain) loss on sale of available-for-sale debt securities included in net income	(38)	47,513

Employee benefit plans:
Amortization of net retirement plan actuarial loss	173	211
Amortization of net retirement plan prior service cost	35	40

Other comprehensive income	34,470	19,491

Subtotal comprehensive income (loss) attributable to noncontrolling interests and Tompkins Financial Corporation	53,139	(13,832)
Less: Net income attributable to noncontrolling interests	31	31
Total comprehensive income (loss) attributable to Tompkins Financial Corporation	$53,108	$(13,863)

	Nine Months Ended
(In thousands) (Unaudited)	9/30/2024	9/30/2023
Net income (loss) attributable to noncontrolling interests and Tompkins Financial Corporation	$51,285	$(5,405)
Other comprehensive income, net of tax:

Available-for-sale debt securities:
Change in net unrealized loss during the period	23,221	(20,932)
Reclassification adjustment for net realized (gain) loss on sale of available-for-sale debt securities included in net income	(38)	52,838

Employee benefit plans:
Amortization of net retirement plan actuarial loss	518	632
Amortization of net retirement plan prior service cost	104	122

Other comprehensive income	23,805	32,660

Subtotal comprehensive income attributable to noncontrolling interests and Tompkins Financial Corporation	75,090	27,255
Less: Net income attributable to noncontrolling interests	93	93
Total comprehensive income attributable to Tompkins Financial Corporation	$74,997	$27,162

See notes to unaudited consolidated financial statements.

TOMPKINS FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
(In thousands) (Unaudited)	9/30/2024	9/30/2023
OPERATING ACTIVITIES
Net income (loss) attributable to Tompkins Financial Corporation	$51,192	$(5,498)
Provision for credit loss expense	5,200	2,578
Depreciation and amortization of premises, equipment, and software	7,834	8,208
Amortization of intangible assets	242	250
Earnings from corporate owned life insurance	(2,290)	(1,167)
Net amortization on securities	(850)	2,692
Amortization/accretion related to purchase accounting	(616)	(508)
Net (gain) loss on securities transactions	(65)	70,019
Net gain on sale of loans originated for sale	(701)	(86)
Proceeds from sale of loans originated for sale	30,224	3,276
Loans originated for sale	(30,949)	(3,345)
Net gain on sale of bank premises and equipment	(218)	(79)
Net excess tax (expense) benefit from stock based compensation	(191)	(10)
Stock-based compensation expense	2,693	2,945
Increase in accrued interest receivable	(2,087)	(1,670)
Increase in accrued interest payable	483	972
Other, net	11,816	(8,505)
Net Cash Provided by Operating Activities	71,717	70,072
INVESTING ACTIVITIES
Proceeds from maturities, calls and principal paydowns of available-for-sale debt securities	149,012	111,097
Proceeds from sales of available-for-sale debt securities	39,952	440,488
Purchases of available-for-sale debt securities	(50,032)	(375,585)
Net increase in loans	(274,267)	(168,400)
Proceeds from sale/redemptions of Federal Home Loan Bank stock	86,540	90,702
Purchases of Federal Home Loan Bank and other stock	(83,757)	(92,967)
Proceeds from sale of bank premises and equipment	294	123
Purchases of bank premises, equipment and software	(4,624)	(5,308)
Purchase of corporate owned life insurance	(5,746)	0
Proceeds from redemption of corporate owned life insurance	17,993	20
Other, net	(413)	463
Net Cash (Used in) Provided by Investing Activities	(125,048)	633
FINANCING ACTIVITIES
Net increase (decrease) in demand, money market, and savings deposits	134,055	(227,860)
Net increase in time deposits	44,343	249,361
Net increase (decrease) in Federal funds purchased and securities sold under agreements to repurchase	16,510	(158)
Increase in other borrowings	501,027	145,100
Repayment of other borrowings	(563,800)	(139,600)
Cash dividends	(25,907)	(26,041)
Common stock issued	122	0
Repurchase of common stock	0	(8,703)
Net shares issued related to restricted stock awards	(200)	(307)
Net proceeds from exercise of stock options	(41)	(118)
Net Cash Provided by (Used in) Financing Activities	106,109	(8,326)
Net Increase in Cash and Cash Equivalents	52,778	62,379
Cash and cash equivalents at beginning of period	79,542	77,837
Total Cash and Cash Equivalents at End of Period	$132,320	$140,216

See notes to unaudited consolidated financial statements.

TOMPKINS FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
(In thousands) (Unaudited)	9/30/2024	9/30/2023
Supplemental Information:
Cash paid during the year for - Interest	$102,596	$58,806
Cash paid during the year for - Taxes	8,249	9,907
Transfer of loans to other real estate owned	81	0
Right-of-use assets obtained in exchange for new lease liabilities	893	428

See notes to unaudited consolidated financial statements.

TOMPKINS FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

(In thousands except share and per share data) (Unaudited)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Non- controlling Interests	Total
Balances at July 1, 2023	$1,444	$298,133	$537,095	$(195,520)	$(6,185)	$1,474	$636,441
Net income attributable to noncontrolling interests and Tompkins Financial Corporation			(33,354)			31	(33,323)
Other comprehensive income				19,491			19,491
Total Comprehensive Loss							(13,832)
Cash dividends ($0.60 per share)			(8,618)				(8,618)
Common stock repurchased and returned to unissued status (41,781 shares)	(4)	(2,321)					(2,325)
Stock-based compensation expense		790					790
Directors deferred compensation plan (3,831 shares)		218			(218)		0
Restricted stock activity (13,545 shares)	(1)	(99)					(100)
Balances at September 30, 2023	$1,439	$296,721	$495,123	$(176,029)	$(6,403)	$1,505	$612,356

Balances at July 1, 2024	$1,443	$298,647	$516,566	$(135,670)	$(6,356)	$1,463	$676,093
Net income attributable to noncontrolling interests and Tompkins Financial Corporation			18,638			31	18,669
Other comprehensive income				34,470			34,470
Total Comprehensive Income							53,139
Cash dividends ($0.61 per share)			(8,781)				(8,781)
Net exercise of stock options (754 shares)		(41)					(41)
Treasury stock activity (1,253 shares)		41			16		57
Stock-based compensation expense		977					977
Directors deferred compensation plan (4,150 shares)		212			(212)		0
Restricted stock activity ((2,956) shares)		(95)					(95)
Partial repurchase of noncontrolling interest						(1)	(1)
Balances at September 30, 2024	$1,443	$299,741	$526,423	$(101,200)	$(6,552)	$1,493	$721,348

(In thousands except share and per share data)(Unaudited)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Non- controlling Interests	Total
Balances at January 1, 2023	$1,456	$302,763	$526,727	$(208,689)	$(6,279)	$1,412	$617,390
Net income attributable to noncontrolling interests and Tompkins Financial Corporation			(5,498)			93	(5,405)
Other comprehensive income				32,660			32,660
Total Comprehensive Income							27,255
Cash dividends ($1.80 per share)			(26,041)				(26,041)
Net exercise of stock options (1,824 shares)		(118)					(118)
Common stock repurchased and returned to unissued status (150,000 shares)	(15)	(8,688)					(8,703)
Stock-based compensation expense		2,945					2,945
Directors deferred compensation plan (653 shares)		124			(124)		0
Restricted stock activity (21,478 shares)	(2)	(305)					(307)
Adoption of Accounting Guidance ASU 2022-02			(65)				(65)
Balances at September 30, 2023	$1,439	$296,721	$495,123	$(176,029)	$(6,403)	$1,505	$612,356

Balances at January 1, 2024	$1,444	$297,183	$501,510	$(125,005)	$(6,610)	$1,412	$669,934
Net income attributable to noncontrolling interests and Tompkins Financial Corporation			51,192			93	51,285
Other comprehensive income				23,805			23,805
Total Comprehensive Income							75,090
Cash dividends ($1.82 per share)			(26,208)				(26,208)
Net exercise of stock options (754 shares)		(41)					(41)
Treasury stock issued (-3,243 shares)		122			42		164
Stock-based compensation expense		2,692					2,692
Directors deferred compensation plan (463 shares)		(16)			16		0
Restricted stock activity (15,662 shares)	(1)	(199)					(200)
Adjustment due to the adoption of ASU 2023-02			(71)				(71)
Partial repurchase of noncontrolling interest						(12)	(12)
Balances at September 30, 2024	$1,443	$299,741	$526,423	$(101,200)	$(6,552)	$1,493	$721,348

See notes to unaudited consolidated financial statements

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. Business

Tompkins Financial Corporation ("Tompkins" or the "Company") is headquartered in Ithaca, New York and is registered as a Financial Holding Company with the Federal Reserve Board under the Bank Holding Company Act of 1956, as amended. The Company is a locally oriented, community-based financial services organization that offers a full array of products and services, including commercial and consumer banking, leasing, trust and investment management, financial planning and wealth management, and insurance services. At September 30, 2024, the Company had one wholly-owned banking subsidiary, Tompkins Community Bank. Tompkins Community Bank provides a full array of trust and wealth management services under the Tompkins Financial Advisors brand, including investment management, trust and estate, financial and tax planning as well as life, disability and long-term care insurance services. The Company also has a wholly-owned insurance agency subsidiary, Tompkins Insurance Agencies, Inc. ("Tompkins Insurance"). The Company’s principal offices are located at 118 E. Seneca Street, Ithaca, New York, 14850, and its telephone number is (888) 503-5753. The Company’s common stock is traded on the NYSE American under the symbol "TMP."

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

Tompkins Community Bank is subject to examination and comprehensive regulation by various regulatory authorities, including the Federal Deposit Insurance Corporation ("FDIC") and the New York State Department of Financial Services ("NYSDFS"). Each of these agencies issues regulations and requires the filing of reports describing the activities and financial condition of the entities under its jurisdiction. Likewise, such agencies conduct examinations on a recurring basis to evaluate the safety and soundness of those institutions, and to test compliance with various regulatory requirements, including: consumer protection, privacy, fair lending, the Community Reinvestment Act, the Bank Secrecy Act, sales of non-deposit investments, electronic data processing, and trust department activities. These agencies also examine and regulate the trust business of Tompkins Community Bank.

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

The consolidated financial information included herein combines the results of operations, assets, liabilities, and shareholders’ equity of the Company and its subsidiaries. Amounts in the prior periods’ unaudited consolidated financial statements are reclassified when necessary to conform to the current periods’ presentation. All significant intercompany balances and transactions are eliminated in consolidation.

Newly Adopted Accounting Standards

ASU No. 2023-02, "Investments - Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method." This update will allow reporting entities to consistently account for equity investments made primarily for the purpose of receiving income tax credits or other income tax benefits. This update applies to all reporting entities that hold (1) tax equity investments that meet the conditions for and elect to account for them using the proportional amortization method or (2) an investment in a low income housing tax credit ("LIHTC") structure through a limited liability entity that is not accounted for using the proportional amortization method and to which certain LIHTC specific guidance removed from Subtopic 323-740 has been applied. Additionally, the disclosure requirements apply to investments that generate income tax credits and other income tax benefits from a tax credit program for which the entity has elected to apply the proportional amortization method (including investments within that elected program that do not meet the conditions to apply the proportional amortization method). The amendments in this Update permit reporting entities to elect to account for their tax equity investments, regardless of the tax credit program from which the income tax credits are received, using the proportional amortization method if certain conditions are met. ASU 2023-02 is effective for fiscal years beginning after December 15, 2023 and interim periods in those years. The adoption of ASU 2023-02 on January 1, 2024 did not have a material effect on the Company's financial statements.

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

The Company had recorded investments in 2 separate LIHTC structures as of September 30, 2024 totaling $2.2 million already using proportional amortization, with a $58,000 benefit recorded to income tax expense in the nine months ending September 30, 2024 and $41,000 benefit for the nine months ending September 30, 2023. In addition, the Company has a historic rehabilitation tax credit that was previously recorded using the equity investment accounting method and had no residual book value or financial impact in either the current or prior year. The ASU 2023-02 day 1 adoption entry for this tax credit included the recording of a $40,000 investment and the write-off of a $444,000 gross timing difference (tax effective at $111,000) with a corresponding $71,000 reduction to retained earnings.

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

ASU No. 2023-09, "Income Taxes (Topic 740) - Improvements to Income Tax Disclosures." The amendments in this update related to the rate reconciliation and income taxes paid disclosures improve the transparency of income tax disclosures by requiring (1) consistent categories and greater disaggregation of information in the rate reconciliation and (2) income taxes paid disaggregated by jurisdiction. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024 and interim periods in those years, and its adoption, other than to meet the new disclosure requirements, is not expected to have a material impact on the Company's consolidated financial statements.

The Company reviews new accounting standards as issued. Management has not identified any other new standards that it believes will have a significant impact on the Company’s financial statements.

3. Securities

Available-for-Sale Debt Securities
The following tables summarize available-for-sale debt securities held by the Company at September 30, 2024 and December 31, 2023:

	Available-for-Sale Debt Securities
September 30, 2024	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(In thousands)
U.S. Treasuries	$85,036	$380	$3,305	$82,111
Obligations of U.S. Government sponsored entities	408,292	8,241	16,328	400,205
Obligations of U.S. states and political subdivisions	86,583	14	7,079	79,518
Mortgage-backed securities – residential, issued by
U.S. Government agencies	70,886	12	3,798	67,100
U.S. Government sponsored entities	757,108	3,720	82,875	677,953
U.S. corporate debt securities	2,500	0	108	2,392
Total available-for-sale debt securities	$1,410,405	$12,367	$113,493	$1,309,279

	Available-for-Sale Debt Securities
December 31, 2023	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(In thousands)
U.S. Treasuries	$114,418	$495	$5,009	$109,904
Obligations of U.S. Government sponsored entities	472,286	6,449	22,277	456,458
Obligations of U.S. states and political subdivisions	89,999	2	8,077	81,924
Mortgage-backed securities – residential, issued by
U.S. Government agencies	49,976	8	4,744	45,240
U.S. Government sponsored entities	819,303	2,422	100,895	720,830
U.S. corporate debt securities	2,500	0	206	2,294
Total available-for-sale debt securities	$1,548,482	$9,376	$141,208	$1,416,650

Held-to-Maturity Debt Securities
The following tables summarize held-to-maturity debt securities held by the Company at September 30, 2024 and December 31, 2023:

	Held-to-Maturity Debt Securities
September 30, 2024	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(In thousands)
U.S. Treasuries	$86,103	$0	$8,956	$77,147
Obligations of U.S. Government sponsored entities	226,343	0	26,891	199,452
Total held-to-maturity debt securities	$312,446	$0	$35,847	$276,599

	Held-to-Maturity Debt Securities
December 31, 2023	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(In thousands)
U.S. Treasuries	$86,266	$0	$11,051	$75,215
Obligations of U.S. Government sponsored entities	226,135	0	33,895	192,240
Total held-to-maturity debt securities	$312,401	$0	$44,946	$267,455

The Company may from time to time sell debt securities from its available-for-sale portfolio. Realized gains on sales of available-for-sale debt securities were $50,300 for both the three and nine months ended September 30, 2024 and $0 for both the three and nine months ended September 30, 2023. Realized losses on sales of available-for-sale debt securities were $0 for both the three and nine months ended September 30, 2024, and $62.9 million and $70.0 million for the three and nine months ended September 30, 2023, respectively. The amortized cost of available-for-sale debt securities sold during both the three and nine months ended September 30, 2024 were $39.9 million, compared to $429.6 million and $510.5 million of available-for-sale debt securities sold during the three and nine months ended September 30, 2023, respectively. Sales of available-for-sale debt securities were the result of general investment portfolio, interest rate risk and balance sheet management. Proceeds from the sale of available-for-sale debt securities were $40.0 million for both the three and nine months ended September 30, 2024 and $366.7 million and $440.5 million for the three and nine months ended September 30, 2023, respectively. The Company's investment portfolio includes callable securities that may be called prior to maturity. There were no realized gains or losses on called available-for-sale debt securities for both the three and nine months ended September 30, 2024 and September 30, 2023. The Company also recognized net gains of $34,700 and $14,300 for the three and nine months ended September 30, 2024, respectively, compared to net losses of $36,700 and $35,700 for the three and nine months ended September 30, 2023, respectively, on equity securities, reflecting the change in fair value.

The following table summarizes available-for-sale debt securities that had unrealized losses at September 30, 2024, and December 31, 2023:

September 30, 2024	Less than 12 Months		12 Months or Longer		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasuries	$0	$0	$67,465	$3,305	$67,465	$3,305
Obligations of U.S. Government sponsored entities	0	0	201,802	16,328	201,802	16,328
Obligations of U.S. states and political subdivisions	0	0	75,370	7,079	75,370	7,079
Mortgage-backed securities – residential, issued by
U.S. Government agencies	27,779	63	39,010	3,735	66,789	3,798
U.S. Government sponsored entities	5,562	31	560,180	82,844	565,742	82,875
U.S. corporate debt securities	0	0	2,392	108	2,392	108
Total available-for-sale debt securities	$33,341	$94	$946,219	$113,399	$979,560	$113,493

December 31, 2023	Less than 12 Months		12 Months or Longer		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasuries	$0	$0	$65,663	$5,009	$65,663	$5,009
Obligations of U.S. Government sponsored entities	14,453	110	220,913	22,167	235,366	22,277
Obligations of U.S. states and political subdivisions	10,572	106	69,601	7,971	80,173	8,077
Mortgage-backed securities – residential, issued by
U.S. Government agencies	1,145	4	43,764	4,740	44,909	4,744
U.S. Government sponsored entities	5,659	66	609,456	100,829	615,115	100,895
U.S. corporate debt securities	0	0	2,294	206	2,294	206
Total available-for-sale debt securities	$31,829	$286	$1,011,691	$140,922	$1,043,520	$141,208

The following table summarizes held-to-maturity debt securities that had unrealized losses at September 30, 2024 and December 31, 2023:

September 30, 2024	Less than 12 Months		12 Months or Longer		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasuries	$0	$0	$77,147	$8,956	$77,147	$8,956
Obligations of U.S. Government sponsored entities	0	0	199,452	26,891	199,452	26,891
Total held-to-maturity debt securities	$0	$0	$276,599	$35,847	$276,599	$35,847

December 31, 2023	Less than 12 Months		12 Months or Longer		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasuries	$0	$0	$75,215	$11,051	$75,215	$11,051
Obligations of U.S. Government sponsored entities	0	0	192,240	33,895	192,240	33,895
Total held-to-maturity debt securities	$0	$0	$267,455	$44,946	$267,455	$44,946

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

Management measures expected credit losses on held-to-maturity debt securities on a collective basis by major security type with each type sharing similar risk characteristics and considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts. Management has made the accounting policy election to exclude accrued interest receivable on held-to-maturity debt securities from the estimate of credit losses. As of September 30, 2024, the held-to-maturity portfolio consisted of U.S. Treasury securities and securities issued by U.S. government-sponsored enterprises, including the Federal National Mortgage Agency, the Federal Home Loan Bank ("FHLB") and the Federal Farm Credit Banks Funding Corporation. U.S. Treasury securities are backed by the full faith and credit of and/or guaranteed by the U.S. government, and it is expected that the securities will not be settled at prices less than the amortized cost bases of the securities. Securities issued by U.S. government agencies or U.S. government-sponsored enterprises carry the explicit and/or implicit guarantee of the U.S. government, are widely recognized as "risk-free," and have a long history of zero credit loss. As such, the Company did not record an allowance for credit losses for these securities as of September 30, 2024 or December 31, 2023.

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

September 30, 2024
(In thousands)	Amortized Cost	Fair Value
Available-for-sale debt securities:
Due in one year or less	$109,842	$108,632
Due after one year through five years	226,448	219,556
Due after five years through ten years	223,794	217,790
Due after ten years	22,327	18,248
Total	582,411	564,226
Mortgage-backed securities	827,994	745,053
Total available-for-sale debt securities	$1,410,405	$1,309,279

December 31, 2023
(In thousands)	Amortized Cost	Fair Value
Available-for-sale debt securities:
Due in one year or less	$99,242	$98,650
Due after one year through five years	307,093	296,279
Due after five years through ten years	245,617	233,569
Due after ten years	27,251	22,082
Total	679,203	650,580
Mortgage-backed securities	869,279	766,070
Total available-for-sale debt securities	$1,548,482	$1,416,650

September 30, 2024
(In thousands)	Amortized Cost	Fair Value
Held-to-maturity debt securities:
Due after one year through five years	$76,717	$68,743
Due after five years through ten years	235,729	207,856
Total held-to-maturity debt securities	$312,446	$276,599

December 31, 2023
(In thousands)	Amortized Cost	Fair Value
Held-to-maturity debt securities:
Due after five years through ten years	$312,401	$267,455
Total held-to-maturity debt securities	$312,401	$267,455

The Company also holds non-marketable Federal Home Loan Bank of New York ("FHLBNY") stock and non-marketable Atlantic Community Bankers Bank ("ACBB") stock, all of which are required to be held for regulatory purposes and for borrowing availability. The required investment in FHLB stock is tied to the Company’s borrowing levels with the FHLB. Holdings of FHLBNY stock and ACBB stock totaled $30.8 million and $95,000, respectively, at September 30, 2024. These securities are carried at par, which is also cost. The FHLBNY continues to pay dividends and repurchase stock. Quarterly, we evaluate our investment in the FHLB for impairment. We evaluate recent and long-term operating performance, liquidity, funding and capital positions, stock repurchase history, dividend history and impact of legislative and regulatory changes. Based on our most recent evaluation, as of September 30, 2024, we determined that no impairment write-downs were required.

4. Loans and Leases
Loans and leases at September 30, 2024 and December 31, 2023 were as follows:

(In thousands)	9/30/2024	12/31/2023
Commercial and industrial
Agriculture	$90,146	$101,211
Commercial and industrial other	799,847	721,890
PPP loans	214	404
Subtotal commercial and industrial	890,207	823,505
Commercial real estate
Construction	371,022	303,406
Agriculture	209,342	221,670
Commercial real estate other	2,730,074	2,587,591
Subtotal commercial real estate	3,310,438	3,112,667
Residential real estate
Home equity	200,369	188,316
Mortgages	1,371,738	1,373,275
Subtotal residential real estate	1,572,107	1,561,591
Consumer and other
Indirect	337	841
Consumer and other	100,312	96,942
Subtotal consumer and other	100,649	97,783
Leases	13,094	15,383
Total loans and leases	5,886,495	5,610,929
Less: unearned income and deferred costs and fees	(5,234)	(4,994)
Total loans and leases, net of unearned income and deferred costs and fees	$5,881,261	$5,605,935

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

The below tables are an age analysis of past due loans, segregated by class of loans, as of September 30, 2024 and December 31, 2023:

September 30, 2024
(In thousands)	30-59 Days	60-89 Days	90 Days or More	Total Past Due	Current Loans	Total Loans
Loans and Leases
Commercial and industrial
Agriculture	$0	$0	$0	$0	$90,146	$90,146
Commercial and industrial other	826	1,059	2,083	3,968	795,879	799,847
PPP loans	0	0	0	0	214	214
Subtotal commercial and industrial	826	1,059	2,083	3,968	886,239	890,207
Commercial real estate
Construction	0	0	0	0	371,022	371,022
Agriculture	84	147	0	231	209,111	209,342
Commercial real estate other	166	2,510	23,301	25,977	2,704,097	2,730,074
Subtotal commercial real estate	250	2,657	23,301	26,208	3,284,230	3,310,438
Residential real estate
Home equity	465	0	1,832	2,297	198,072	200,369
Mortgages	20	853	9,586	10,459	1,361,279	1,371,738
Subtotal residential real estate	485	853	11,418	12,756	1,559,351	1,572,107
Consumer and other
Indirect	7	22	5	34	303	337
Consumer and other	640	232	235	1,107	99,205	100,312
Subtotal consumer and other	647	254	240	1,141	99,508	100,649
Leases	0	0	0	0	13,094	13,094
Total loans and leases	2,208	4,823	37,042	44,073	5,842,422	5,886,495
Less: unearned income and deferred costs and fees	0	0	0	0	(5,234)	(5,234)
Total loans and leases, net of unearned income and deferred costs and fees	$2,208	$4,823	$37,042	$44,073	$5,837,188	$5,881,261

December 31, 2023
(In thousands)	30-59 Days	60-89 Days	90 Days or More	Total Past Due	Current Loans	Total Loans
Loans and Leases
Commercial and industrial
Agriculture	$0	$0	$0	$0	$101,211	$101,211
Commercial and industrial other	389	887	2,124	3,400	718,490	721,890
PPP loans	0	0	0	0	404	404
Subtotal commercial and industrial	389	887	2,124	3,400	820,105	823,505
Commercial real estate
Construction	0	0	0	0	303,406	303,406
Agriculture	61	0	0	61	221,609	221,670
Commercial real estate other	290	0	25,056	25,346	2,562,245	2,587,591
Subtotal commercial real estate	351	0	25,056	25,407	3,087,260	3,112,667
Residential real estate
Home equity	466	211	1,968	2,645	185,671	188,316
Mortgages	1,353	111	6,916	8,380	1,364,895	1,373,275
Subtotal residential real estate	1,819	322	8,884	11,025	1,550,566	1,561,591
Consumer and other
Indirect	7	11	11	29	812	841
Consumer and other	302	122	270	694	96,248	96,942
Subtotal consumer and other	309	133	281	723	97,060	97,783
Leases	0	0	0	0	15,383	15,383
Total loans and leases	2,868	1,342	36,345	40,555	5,570,374	5,610,929
Less: unearned income and deferred costs and fees	0	0	0	0	(4,994)	(4,994)
Total loans and leases, net of unearned income and deferred costs and fees	$2,868	$1,342	$36,345	$40,555	$5,565,380	$5,605,935

The following tables present the amortized cost basis of loans on nonaccrual status and the amortized cost basis of loans on nonaccrual status for which there was no related allowance for credit losses. The below tables are an age analysis of nonaccrual loans segregated by class of loans, as of September 30, 2024 and December 31, 2023:

September 30, 2024
(In thousands)	Nonaccrual Loans and Leases with no ACL	Nonaccrual Loans and Leases	Loans and Leases Past Due Over 89 Days and Accruing
Loans and Leases
Commercial and industrial
Commercial and industrial other	$0	$2,223	$0
Subtotal commercial and industrial	0	2,223	0
Commercial real estate
Agriculture	0	132	0
Commercial real estate other	40,373	43,861	0
Subtotal commercial real estate	40,373	43,993	0
Residential real estate
Home equity	0	2,992	0
Mortgages	0	13,021	5
Subtotal residential real estate	0	16,013	5
Consumer and other
Indirect	0	16	0
Consumer and other	0	136	188
Subtotal consumer and other	0	152	188
Total loans and leases	$40,373	$62,381	$193

December 31, 2023
(In thousands)	Nonaccrual Loans and Leases with no ACL	Nonaccrual Loans and Leases	Loans and Leases Past Due Over 89 Days and Accruing
Loans and Leases
Commercial and industrial
Commercial and industrial other	$0	$2,253	$0
Subtotal commercial and industrial	0	2,273	0
Commercial real estate
Agriculture	0	170	0
Commercial real estate other	42,038	44,280	0
Subtotal commercial real estate	42,038	44,450	0
Residential real estate
Home equity	0	3,230	0
Mortgages	0	11,942	0
Subtotal residential real estate	0	15,172	0
Consumer and other
Indirect	0	40	0
Consumer and other	0	230	101
Subtotal consumer and other	0	270	101
Total loans and leases	$42,038	$62,165	$101

The Company did not recognize any interest income on nonaccrual loans during the three and nine months ended September 30, 2024 and 2023.

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

Since the methodology is based upon historical experience and trends, current conditions, and reasonable and supportable forecasts, as well as management’s judgment, factors may arise that result in different estimates. While management’s evaluation of the allowance as of September 30, 2024 considers the allowance to be appropriate, under certain conditions or assumptions, the Company would need to increase or decrease the allowance. In addition, various federal and State regulatory agencies, as part of their examination process, review the Company's allowance and may require the Company to recognize additions to the allowance based on their judgements and information available to them at the time of their examinations.

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

The following tables detail activity in the allowance for credit losses on loans for the three and nine months ended September 30, 2024 and 2023. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

Three Months Ended September 30, 2024
(In thousands)	Commercial & Industrial	Commercial Real Estate	Residential Real Estate	Consumer and Other	Finance Leases	Total
Allowance for credit losses:
Beginning balance	$7,412	$32,559	$11,569	$1,451	$68	$53,059
Charge-offs	(253)	0	0	(796)	0	(1,049)
Recoveries	11	3	5	118	0	137
Provision (credit) for credit loss expense	444	1,302	802	694	(5)	3,237
Ending Balance	$7,614	$33,864	$12,376	$1,467	$63	$55,384

Three Months Ended September 30, 2023
(In thousands)	Commercial & Industrial	Commercial Real Estate	Residential Real Estate	Consumer and Other	Finance Leases	Total
Allowance for credit losses:
Beginning balance	$6,685	$28,968	$11,111	$1,680	$101	$48,545
Charge-offs	0	0	0	(271)	0	(271)
Recoveries	8	1	4	81	0	94
Provision (credit) for credit loss expense	(241)	366	791	70	(18)	968
Ending Balance	$6,452	$29,335	$11,906	$1,560	$83	$49,336

Nine Months Ended September 30, 2024
(In thousands)	Commercial & Industrial	Commercial Real Estate	Residential Real Estate	Consumer and Other	Finance Leases	Total
Allowance for credit losses:
Beginning balance	$6,667	$31,581	$11,700	$1,557	$79	$51,584
Charge-offs	(283)	0	0	(1,867)	0	(2,150)
Recoveries	29	6	130	336	0	501
Provision (credit) for credit loss expense	1,201	2,277	546	1,441	(16)	5,449
Ending Balance	$7,614	$33,864	$12,376	$1,467	$63	$55,384

Nine Months Ended September 30, 2023
(In thousands)	Commercial & Industrial	Commercial Real Estate	Residential Real Estate	Consumer and Other	Finance Leases	Total
Allowance for credit losses:
Beginning balance	$6,039	$27,287	$11,154	$1,358	$96	$45,934
Impact of adopting ASU 2016-13	2	16	46	0	0	64
Charge-offs	0	0	(2)	(546)	0	(548)
Recoveries	67	1,238	182	192	0	1,679
Provision (credit) for credit loss expense	344	794	526	556	(13)	2,207
Ending Balance	$6,452	$29,335	$11,906	$1,560	$83	$49,336

The following tables detail activity in the liabilities for off-balance sheet credit exposures for the three and nine months ended September 30, 2024 and 2023:

Three Months Ended September 30,
(In thousands)	2024	2023
Liabilities for off-balance sheet credit exposures at beginning of period	$3,084	$2,985
(Credit) provision for credit loss expense related to off-balance sheet credit exposures	(1,063)	182
Liabilities for off-balance sheet credit exposures at end of period	$2,021	$3,167

Nine Months Ended September 30,
(In thousands)	2024	2023
Liabilities for off-balance sheet credit exposures at beginning of period	$2,270	$2,796
(Credit) provision for credit loss expense related to off-balance sheet credit exposures	(249)	371
Liabilities for off-balance sheet credit exposures at end of period	$2,021	$3,167

The following tables present the amortized cost basis of collateral dependent loans, which are individually evaluated to determine expected credit losses, and the related allowance for credit losses allocated to these loans, as of September 30, 2024 and December 31, 2023:

(In thousands)	Real Estate	Business Assets	Other	Total	ACL Allocation
September 30, 2024
Commercial and Industrial	$1,978	$0	$0	$1,978	$0
Commercial Real Estate	42,517	0	0	42,517	1,429
Total Loans and Leases	$44,495	$0	$0	$44,495	$1,429

(In thousands)	Real Estate	Business Assets	Other	Total	ACL Allocation
December 31, 2023
Commercial and Industrial	$2,035	$0	$0	$2,035	$0
Commercial Real Estate	42,333	0	0	42,333	1,082
Total Loans and Leases	$44,368	$0	$0	$44,368	$1,082

Loan Modifications to Borrowers Experiencing Financial Difficulty

The Company adopted ASU 2022-02 Financial Instruments - Credit Losses (Topic 326) effective January 1, 2023. This standard eliminated the previous troubled debt restructuring accounting model and replaced it with guidance and disclosure requirements for identifying modifications to loans to borrowers experiencing financial difficulty. Modifications to borrowers experiencing financial difficulty may include interest rate reductions, principal or interest forgiveness, forbearances, term extensions, and other actions intended to minimize economic loss and to avoid foreclosure or repossession of collateral.

The following table shows the amortized cost basis as of September 30, 2024 of the loans modified to borrowers experiencing financial difficulty, disaggregated by class of financing receivable and type of concession granted:

(In thousands)	Term Extension	Interest Rate Reduction	Payment Delay and Term Extension	Term Extension and Interest Rate Reduction	Payment Delay	Total	% of Total Class of Loans and Leases
Commercial and Industrial
Commercial and Industrial Other	$12	$490	$0	$0	$75	$577	0.07%
Total Commercial and Industrial	12	490	0	0	75	577	0.06%
Commercial Real Estate
Commercial Real Estate Other	0	3,022	0	0	394	3,416	0.13%
Total Commercial Real Estate	0	3,022	0	0	394	3,416	0.10%
Residential
Home Equity	0	0	0	41	0	41	0.02%
Mortgages	0	0	0	0	486	486	0.04%
Total Residential	0	0	0	41	486	527	0.03%
Consumer
Consumer and Other	23	0	0	0	0	23	0.02%
Total Consumer	23	0	0	0	0	23	0.02%
Total Loans and Leases	$35	$3,512	$0	$41	$955	$4,543	0.08%

There were no loan modifications made to borrowers experiencing financial difficulty that defaulted during the three and nine months ended September 30, 2024.

The following table shows the aging analysis of loan modifications made to borrowers experiencing financial difficulty as of September 30, 2024:

September 30, 2024	Payment Status (Amortized Cost Basis)
(In thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Non-Accrual	Total
Commercial and Industrial
Commercial and industrial other	$565	$0	$0	$0	$12	$577
Total Commercial and Industrial	565	0	0	0	12	577
Commercial Real Estate
Commercial real estate other	3,416	0	0	0	0	3,416
Total Commercial Real Estate	3,416	0	0	0	0	3,416
Residential Real Estate
Home equity	0	0	0	0	41	41
Mortgages	155	0	0	0	331	486
Total Residential Real Estate	155	0	0	0	372	527
Consumer and Other
Consumer and other	0	0	0	0	23	23
Total Consumer and Other	0	0	0	0	23	23
Total	$4,136	$0	$0	$0	$407	$4,543

The following tables present credit quality indicators by total loans on an amortized cost basis by origination year as of September 30, 2024 and December 31, 2023:

September 30, 2024
(In thousands)	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total Loans
Commercial and Industrial - Other:
Pass	$115,477	$122,968	$89,318	$57,209	$22,038	$154,402	$223,210	$10,771	$795,393
Special Mention	1,104	222	159	808	130	261	162	0	2,846
Substandard	440	0	0	52	17	681	418	0	1,608
Total Commercial and Industrial - Other	$117,021	$123,190	$89,477	$58,069	$22,185	$155,344	$223,790	$10,771	$799,847
Current-period gross writeoffs	$0	$15	$30	$44	$11	$183	$0	$0	$283
Commercial and Industrial - PPP:
Pass	$0	$0	$0	$176	$38	$0	$0	$0	$214
Special Mention	0	0	0	0	0	0	0	0	0
Substandard	0	0	0	0	0	0	0	0	0
Total Commercial and Industrial - PPP	$0	$0	$0	$176	$38	$0	$0	$0	$214
Current-period gross writeoffs	$0	$0	$0	$0	$0	$0	$0	$0	$0
Commercial and Industrial - Agriculture:
Pass	$9,215	$25,104	$10,475	$2,366	$1,754	$7,016	$32,153	$1,980	$90,063
Special Mention	0	0	0	38	0	0	0	0	38
Substandard	0	0	0	0	45	0	0	0	45
Total Commercial and Industrial - Agriculture	$9,215	$25,104	$10,475	$2,404	$1,799	$7,016	$32,153	$1,980	$90,146
Current-period gross writeoffs	$0	$0	$0	$0	$0	$0	$0	$0	$0
Commercial Real Estate
Pass	$239,979	$244,508	$331,282	$362,119	$283,057	$1,114,169	$38,270	$14,092	$2,627,476
Special Mention	0	0	714	606	16,769	14,574	4,501	0	37,164
Substandard	0	988	15,017	2,121	0	46,264	1,044	0	65,434
Total Commercial Real Estate	$239,979	$245,496	$347,013	$364,846	$299,826	$1,175,007	$43,815	$14,092	$2,730,074
Current-period gross writeoffs	$0	$0	$0	$0	$0	$0	$0	$0	$0
Commercial Real Estate - Agriculture:
Pass	$9,421	$12,288	$37,885	$22,008	$20,215	$101,556	$3,923	$562	$207,858
Special Mention	0	0	0	0	0	1,310	0	0	1,310
Substandard	0	0	0	0	0	174	0	0	174
Total Commercial Real Estate - Agriculture	$9,421	$12,288	$37,885	$22,008	$20,215	$103,040	$3,923	$562	$209,342
Current-period gross writeoffs	$0	$0	$0	$0	$0	$0	$0	$0	$0

(In thousands)	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total Loans
Commercial Real Estate - Construction
Pass	$6,000	$444	$685	$6,904	$2,010	$0	$311,747	$25,832	$353,622
Special Mention	0	0	0	0	0	0	17,400	0	17,400
Substandard	0	0	0	0	0	0	0	0	0
Total Commercial Real Estate - Construction	$6,000	$444	$685	$6,904	$2,010	$0	$329,147	$25,832	$371,022
Current-period gross writeoffs	$0	$0	$0	$0	$0	$0	$0	$0	$0
Residential - Home Equity
Performing	$16,352	$2,904	$2,219	$1,071	$575	$13,568	$158,769	$1,918	$197,376
Nonperforming	0	0	0	0	0	607	2,386	0	2,993
Total Residential - Home Equity	$16,352	$2,904	$2,219	$1,071	$575	$14,175	$161,155	$1,918	$200,369
Current-period gross writeoffs	$0	$0	$0	$0	$0	$0	$0	$0	$0
Residential - Mortgages
Performing	$81,994	$133,491	$175,375	$243,173	$208,186	$516,498	$0	$0	$1,358,717
Nonperforming	0	713	388	593	954	10,373	0	0	13,021
Total Residential - Mortgages	$81,994	$134,204	$175,763	$243,766	$209,140	$526,871	$0	$0	$1,371,738
Current-period gross writeoffs	$0	$0	$0	$0	$0	$0	$0	$0	$0
Consumer - Direct
Performing	$41,761	$19,322	$10,727	$9,507	$4,226	$12,088	$2,545	$0	$100,176
Nonperforming	0	4	0	0	0	77	55	0	136
Total Consumer - Direct	$41,761	$19,326	$10,727	$9,507	$4,226	$12,165	$2,600	$0	$100,312
Current-period gross writeoffs	$1,633	$13	$5	$32	$10	$165	$0	$0	$1,858
Consumer - Indirect
Performing	$0	$0	$0	$62	$30	$229	$0	$0	$321
Nonperforming	0	0	0	0	0	16	0	0	16
Total Consumer - Indirect	$0	$0	$0	$62	$30	$245	$0	$0	$337
Current-period gross writeoffs	$0	$0	$0	$0	$0	$9	$0	$0	$9

December 31, 2023
(In thousands)	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total Loans
Commercial and Industrial - Other:
Pass	$130,993	$92,335	$68,030	$28,237	$33,618	$141,758	$212,349	$5,063	$712,383
Special Mention	915	196	222	242	79	1,287	682	0	3,623
Substandard	0	46	78	329	18	2,833	2,580	0	5,884
Total Commercial and Industrial - Other	$131,908	$92,577	$68,330	$28,808	$33,715	$145,878	$215,611	$5,063	$721,890
Current-period gross writeoffs	$6	$0	$0	$0	$0	$29	$0	$0	$35
Commercial and Industrial - Agriculture:
Pass	$24,924	$11,935	$3,341	$3,114	$3,268	$16,759	$36,728	$1,030	$101,099
Special Mention	0	0	47	0	0	0	0	0	47
Substandard	0	0	0	56	0	8	1	0	65
Total Commercial and Industrial - Agriculture	$24,924	$11,935	$3,388	$3,170	$3,268	$16,767	$36,729	$1,030	$101,211
Current-period gross writeoffs	$0	$0	$0	$0	$0	$0	$0	$0	$0
Commercial and Industrial - PPP:
Pass	$0	$0	$264	$140	$0	$0	$0	$0	$404
Special Mention	0	0	0	0	0	0	0	0	0
Substandard	0	0	0	0	0	0	0	0	0
Total Commercial and Industrial - PPP	$0	$0	$264	$140	$0	$0	$0	$0	$404
Current-period gross writeoffs	$0	$0	$0	$0	$0	$0	$0	$0	$0
Commercial Real Estate
Pass	$246,016	$317,583	$365,975	$292,960	$272,722	$921,201	$34,346	$24,949	$2,475,752
Special Mention	0	632	0	17,133	11,422	16,100	0	0	45,287
Substandard	0	15,300	2,128	0	2,059	45,709	1,356	0	66,552
Total Commercial Real Estate	$246,016	$333,515	$368,103	$310,093	$286,203	$983,010	$35,702	$24,949	$2,587,591
Current-period gross writeoffs	$0	$0	$0	$0	$0	$0	$0	$0	$0
Commercial Real Estate - Agriculture:
Pass	$14,668	$37,256	$22,813	$21,001	$23,794	$93,890	$257	$6,364	$220,043
Special Mention	0	0	0	0	378	1,033	0	0	1,411
Substandard	0	0	0	0	170	46	0	0	216
Total Commercial Real Estate - Agriculture	$14,668	$37,256	$22,813	$21,001	$24,342	$94,969	$257	$6,364	$221,670
Current-period gross writeoffs	$0	$0	$0	$0	$0	$0	$0	$0	$0

(In thousands)	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total Loans
Commercial Real Estate - Construction
Pass	$9,265	$2,793	$8,068	$2,501	$357	$596	$274,224	$5,602	$303,406
Special Mention	0	0	0	0	0	0	0	0	0
Substandard	0	0	0	0	0	0	0	0	0
Total Commercial Real Estate - Construction	$9,265	$2,793	$8,068	$2,501	$357	$596	$274,224	$5,602	$303,406
Current-period gross writeoffs	$0	$0	$0	$0	$0	$0	$0	$0	$0
Residential - Home Equity
Performing	$2,378	$2,237	$890	$529	$832	$8,178	$164,205	$5,837	$185,086
Nonperforming	0	0	0	0	0	337	2,893	0	3,230
Total Residential - Home Equity	$2,378	$2,237	$890	$529	$832	$8,515	$167,098	$5,837	$188,316
Current-period gross writeoffs	$0	$0	$0	$0	$0	$20	$0	$0	$20
Residential - Mortgages
Performing	$131,004	$186,401	$256,127	$221,945	$109,594	$456,167	$0	$0	$1,361,238
Nonperforming	0	393	329	986	883	9,446	0	0	12,037
Total Residential - Mortgages	$131,004	$186,794	$256,456	$222,931	$110,477	$465,613	$0	$0	$1,373,275
Current-period gross writeoffs	$0	$0	$0	$0	$0	$0	$0	$0	$0
Consumer - Direct
Performing	$50,295	$13,327	$11,316	$5,157	$4,037	$9,857	$2,723	$0	$96,712
Nonperforming	2	0	0	0	70	157	1	0	230
Total Consumer - Direct	$50,297	$13,327	$11,316	$5,157	$4,107	$10,014	$2,724	$0	$96,942
Current-period gross writeoffs	$801	$29	$16	$21	$83	$28	$0	$0	$978
Consumer - Indirect
Performing	$0	$0	$97	$68	$402	$234	$0	$0	$801
Nonperforming	0	0	0	0	30	10	0	0	40
Total Consumer - Indirect	$0	$0	$97	$68	$432	$244	$0	$0	$841
Current-period gross writeoffs	$0	$0	$0	$0	$53	$14	$0	$0	$67

6. Earnings Per Share

Earnings per share in the table below, for the three and nine month periods ended September 30, 2024 and 2023 are calculated under the two-class method as required by ASC Topic 260, Earnings Per Share (ASC 260). ASC 260 provides that unvested share-based payment awards that contain nonforfeitable rights to dividends are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. Prior to 2019, the Company issued restricted stock awards that contained such rights and are therefore considered participating securities. Since 2019, the Company has issued restricted stock awards that do not have nonforfeitable rights to dividends and are therefore not considered participating securities. Basic earnings per common share are calculated by dividing net income allocable to common stock by the weighted average number of common shares, excluding participating securities, during the period. Diluted earnings per common share include the dilutive effect of participating securities.

	Three Months Ended
(In thousands, except share and per share data)	9/30/2024	9/30/2023
Basic
Net income (loss) available to common shareholders	$18,638	$(33,354)
Less: income (loss) attributable to unvested stock-based compensation awards	0	(8)
Net earnings (loss) allocated to common shareholders	18,638	(33,362)

Weighted average shares outstanding, including unvested stock-based compensation awards	14,394,900	14,364,909

Less: average unvested stock-based compensation awards	(179,293)	(179,146)
Weighted average shares outstanding - Basic	14,215,607	14,185,763

Diluted
Net earnings (loss) allocated to common shareholders	18,638	(33,362)

Weighted average shares outstanding - Basic	14,215,607	14,185,763

Plus: incremental shares from assumed conversion of stock-based compensation awards	67,648	38,985
Weighted average shares outstanding - Diluted	14,283,255	14,224,748

Basic EPS	$1.31	$(2.35)
Diluted EPS	$1.30	$(2.35)

Stock-based compensation awards representing 2,157 and 53,490 common shares during the three months ended September 30, 2024 and 2023, respectively, were not included in the computations of diluted earnings per common share because the effect on those periods would have been anti-dilutive.

	Nine Months Ended
(In thousands, except share and per share data)	9/30/2024	9/30/2023
Basic
Net income (loss) available to common shareholders	$51,192	$(5,498)
Less: income (loss) attributable to unvested stock-based compensation awards	0	(34)
Net earnings (loss) allocated to common shareholders	51,192	(5,532)

Weighted average shares outstanding, including unvested stock-based compensation awards	14,399,961	14,461,819

Less: unvested stock-based compensation awards	(185,949)	(186,890)
Weighted average shares outstanding - Basic	14,214,012	14,274,929

Diluted
Net earnings (loss) allocated to common shareholders	51,192	(5,532)

Weighted average shares outstanding - Basic	14,214,012	14,274,929

Plus: incremental shares from assumed conversion of stock-based compensation awards	39,716	44,906
Weighted average shares outstanding - Diluted	14,253,728	14,319,835

Basic EPS	$3.60	$(0.39)
Diluted EPS	$3.59	$(0.39)

Stock-based compensation awards representing approximately 47,919 and 39,266 common shares during the nine months ended September 30, 2024 and 2023, respectively were not included in the computations of diluted earnings per common share because the effect on those periods would have been anti-dilutive.

7. Other Comprehensive Income (Loss)

The following tables present reclassifications out of accumulated other comprehensive income (loss) for the three and nine month periods ended September 30, 2024 and 2023:

	Three Months Ended September 30, 2024
(In thousands)	Before-Tax Amount	Tax (Expense) Benefit	Net of Tax
Available-for-sale debt securities:
Change in net unrealized (loss) gain during the period	$45,431	$(11,131)	$34,300
Reclassification adjustment for net realized loss on sale of available-for-sale debt securities included in net income (loss)	(50)	12	(38)
Net unrealized losses	45,381	(11,119)	34,262

Employee benefit plans:
Amortization of net retirement plan actuarial gain (loss)	229	(56)	173
Amortization of net retirement plan prior service cost	45	(10)	35
Employee benefit plans	274	(66)	208
Other comprehensive loss	$45,655	$(11,185)	$34,470

	Three Months Ended September 30, 2023
(In thousands)	Before-Tax Amount	Tax (Expense) Benefit	Net of Tax
Available-for-sale debt securities:
Change in net unrealized gain (loss) during the period	$(37,449)	$9,176	$(28,273)
Reclassification adjustment for net realized loss on sale of available-for-sale debt securities included in net income (loss)	62,932	(15,419)	47,513
Net unrealized gains/losses	25,483	(6,243)	19,240

Employee benefit plans:
Amortization of net retirement plan actuarial gain	279	(68)	211
Amortization of net retirement plan prior service cost	53	(13)	40
Employee benefit plans	332	(81)	251
Other comprehensive (loss) income	$25,815	$(6,324)	$19,491

	Nine Months Ended September 30, 2024
(In thousands)	Before-Tax Amount	Tax (Expense) Benefit	Net of Tax
Available-for-sale debt securities:
Change in net unrealized gain (loss) during the period	$30,756	$(7,535)	$23,221
Reclassification adjustment for net realized loss on sale of available-for-sale debt securities included in net income	(50)	12	(38)
Net unrealized losses	30,706	(7,523)	23,183

Employee benefit plans:
Amortization of net retirement plan actuarial loss	686	(168)	518
Amortization of net retirement plan prior service cost	137	(33)	104
Employee benefit plans	823	(201)	622
Other comprehensive loss	$31,529	$(7,724)	$23,805

	Nine Months Ended September 30, 2023
(In thousands)	Before-Tax Amount	Tax (Expense) Benefit	Net of Tax
Available-for-sale debt securities:
Change in net unrealized gain (loss) during the period	$(27,725)	$6,793	$(20,932)
Reclassification adjustment for net realized loss on sale of available-for-sale debt securities included in net income (loss)	69,984	(17,146)	52,838
Net unrealized gains/losses	42,259	(10,353)	31,906

Employee benefit plans:
Amortization of net retirement plan actuarial loss	837	(205)	632
Amortization of net retirement plan prior service cost	162	(40)	122
Employee benefit plans	999	(245)	754
Other comprehensive (loss) income	$43,258	$(10,598)	$32,660

The following table presents the activity in our accumulated other comprehensive (loss) income for the periods indicated:

(In thousands)	Available-for- Sale Debt Securities	Employee Benefit Plans	Accumulated Other Comprehensive (Loss) Income
Balance at July 1, 2024	$(110,614)	$(25,056)	$(135,670)
Other comprehensive loss before reclassifications	34,300	0	34,300
Amounts reclassified from accumulated other comprehensive (loss) income	(38)	208	170
Net current-period other comprehensive income	34,262	208	34,470
Balance at September 30, 2024	$(76,352)	$(24,848)	$(101,200)

Balance at January 1, 2024	$(99,535)	$(25,470)	$(125,005)
Other comprehensive loss before reclassifications	23,221	0	23,221
Amounts reclassified from accumulated other comprehensive (loss) income	(38)	622	584
Net current-period other comprehensive income	23,183	622	23,805
Balance at September 30, 2024	$(76,352)	$(24,848)	$(101,200)

(In thousands)	Available-for- Sale Debit Securities	Employee Benefit Plans	Accumulated Other Comprehensive (Loss) Income
Balance at July 1, 2023	$(166,137)	$(29,383)	$(195,520)
Other comprehensive income before reclassifications	(28,273)	0	(28,273)
Amounts reclassified from accumulated other comprehensive (loss) income	47,513	251	47,764
Net current-period other comprehensive (loss) income	19,240	251	19,491
Balance at September 30, 2023	$(146,897)	$(29,132)	$(176,029)

Balance at January 1, 2023	$(178,803)	$(29,886)	$(208,689)
Other comprehensive loss before reclassifications	(20,932)	0	(20,932)
Amounts reclassified from accumulated other comprehensive (loss) income	52,838	754	53,592
Net current-period other comprehensive income (loss)	31,906	754	32,660
Balance at September 30, 2023	$(146,897)	$(29,132)	$(176,029)

The following tables present the amounts reclassified out of each component of accumulated other comprehensive (loss) income for the three and nine months ended September 30, 2024 and 2023:

Three Months Ended September 30, 2024
Details about Accumulated other Comprehensive Income (Loss) Components (In thousands)	Amount Reclassified from Accumulated Other Comprehensive (Loss) Income[1]	Affected Line Item in the Statement Where Net Income is Presented
Available-for-sale debt securities:
Unrealized gains and losses on available-for-sale debt securities	$50	Net gain (loss) on securities transactions
	(12)	Income tax expense
	38	Net of tax
Employee benefit plans:
Amortization of the following[2]
Net retirement plan actuarial loss	(229)	Other operating expense
Net retirement plan prior service cost	(45)	Other operating expense
	(274)	Total before tax
	66	Income tax expense
	$(208)	Net of tax

Three Months Ended September 30, 2023
Details about Accumulated other Comprehensive Income (Loss) Components (In thousands)	Amount Reclassified from Accumulated Other Comprehensive (Loss) Income[1]	Affected Line Item in the Statement Where Net Income is Presented
Available-for-sale debt securities:
Unrealized gains and losses on available-for-sale debt securities	$(62,932)	Net gain (loss) on securities transactions
	15,419	Tax expense
	(47,513)	Net of tax
Employee benefit plans:
Amortization of the following [2]
Net retirement plan actuarial loss	(279)	Other operating expense
Net retirement plan prior service cost	(53)	Other operating expense
	(332)	Total before tax
	81	Tax benefit
	$(251)	Net of tax

Nine Months Ended September 30, 2024
Details about Accumulated other Comprehensive Income (Loss) Components (In thousands)	Amount Reclassified from Accumulated Other Comprehensive (Loss)[1]	Affected Line Item in the Statement Where Net Income is Presented
Available-for-sale debt securities:
Unrealized gains and losses on available-for-sale debt securities	$50	Net gain (loss) on securities transactions
	(12)	Income tax expense
	38	Net of tax
Employee benefit plans:
Amortization of the following[2]
Net retirement plan actuarial loss	(686)	Other operating expense
Net retirement plan prior service cost	(137)	Other operating expense
	(823)	Total before tax
	201	Income tax expense
	$(622)	Net of tax

Nine Months Ended September 30, 2023
Details about Accumulated other Comprehensive Income (Loss) Components (In thousands)	Amount Reclassified from Accumulated Other Comprehensive (Loss)[1]	Affected Line Item in the Statement Where Net Income is Presented
Available-for-sale debt securities:
Unrealized gains and losses on available-for-sale debt securities	$(69,984)	Net gain (loss) on securities transactions
	17,146	Tax expense
	(52,838)	Net of tax
Employee benefit plans:
Amortization of the following[2]
Net retirement plan actuarial loss	(837)	Other operating expense
Net retirement plan prior service cost	(162)	Other operating expense
	(999)	Total before tax
	245	Tax benefit
	$(754)	Net of tax
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

Components of Net Periodic Benefit Cost

	Pension Benefits		Life and Health		SERP Benefits
	Three Months Ended		Three Months Ended		Three Months Ended
(In thousands)	9/30/2024	9/30/2023	9/30/2024	9/30/2023	9/30/2024	9/30/2023
Service cost	$0	$0	$6	$8	$15	$11
Interest cost	797	819	86	89	283	287
Expected return on plan assets	(1,287)	(1,198)	0	0	0	0
Amortization of net retirement plan actuarial loss	244	289	(15)	(10)	0	0
Amortization of net retirement plan prior service (credit) cost	0	0	(11)	(16)	56	69
Net periodic benefit (income) cost	$(246)	$(90)	$66	$71	$354	$367

	Pension Benefits		Life and Health		SERP Benefits
	Nine Months Ended		Nine Months Ended		Nine Months Ended
(In thousands)	9/30/2024	9/30/2023	9/30/2024	9/30/2023	9/30/2024	9/30/2023
Service cost	$0	$0	$19	$24	$44	$32
Interest cost	2,391	2,456	257	266	848	861
Expected return on plan assets	(3,860)	(3,592)	0	0	0	0
Amortization of net retirement plan actuarial loss	732	867	(46)	(30)	0	0
Amortization of net retirement plan prior service cost (credit)	0	0	(32)	(46)	169	208
Net periodic benefit (income) cost	$(737)	$(269)	$198	$214	$1,061	$1,101

The service component of net periodic benefit cost for the Company's benefit plans is recorded as a part of salaries and wages in the consolidated statements of income. All other components are recorded as part of other operating expenses in the consolidated statements of income.

The Company realized approximately $622,000 and $754,000, net of tax, as amortization of amounts previously recognized in accumulated other comprehensive (loss) income, for the nine months ended September 30, 2024 and 2023, respectively.

The Company is not required to contribute to the pension plan, but it may make voluntary contributions. The Company did not contribute to the pension plan in the first nine months of 2024 and 2023.

9. Other Income and Operating Expense

Other income and operating expense totals are presented in the table below. Components of these totals exceeding 1% of the aggregate of total noninterest income and total noninterest expenses for any of the periods presented below are stated separately.

	Three Months Ended		Nine Months Ended
(In thousands)	9/30/2024	9/30/2023	9/30/2024	9/30/2023
Noninterest Income
Other service charges	$646	$645	$1,967	$1,909
Earnings from corporate owned life insurance	513	(2)	2,290	1,167
Net gains on the sale of loans originated for sale	387	21	701	86
Other income	753	326	2,363	1,372
Total other income	$2,299	$990	$7,321	$4,534
Noninterest Expenses
Marketing expense	$982	$782	$3,050	$3,575
Professional fees	1,544	1,761	4,910	5,689
Legal fees	313	293	863	1,347
Technology expense	3,357	3,928	11,467	11,590
FDIC insurance	1,400	1,041	4,304	2,874
Cardholder expense	1,007	1,059	3,105	3,192
Other expenses	4,386	4,602	11,630	13,136
Total other operating expense	$12,989	$13,466	$39,329	$41,403

10. Revenue Recognition
The Company recognizes revenue in accordance with ASU 2014-09, Revenue from Contracts with Customers (Accounting Standards Codification (“ASC”) Topic 606) (“ASC 606”), and all subsequent ASUs that modified ASC 606. ASC 606 does not apply to revenue associated with financial instruments, including revenue from loans and securities. In addition, certain noninterest income streams such as fees associated with mortgage servicing rights, financial guarantees, derivatives, and certain credit card fees are also not in scope of ASC 606. ASC 606 is applicable to noninterest revenue streams such as trust and asset management income, deposit related fees, interchange fees, merchant income, and annuity and insurance commissions.

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

The following tables present noninterest income, segregated by revenue streams in-scope and out-of-scope of ASC 606, for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended
(In thousands)	09/30/2024	09/30/2023
Noninterest Income
In-scope of Topic 606:
Commissions and Fees	$10,159	$10,301
Installment Billing	120	138
Refund of Commissions	(95)	(60)
Contract Liabilities/Deferred Revenue	0	0
Contingent Commissions	1,099	1,018
Subtotal Insurance Revenues	11,283	11,397
Trust and Asset Management	4,632	3,423
Mutual Fund & Investment Income	293	919
Subtotal Investment Service Income	4,925	4,342
Service Charges on Deposit Accounts	1,872	1,754
Card Services Income	2,921	2,860
Other	306	314
Noninterest Income (in-scope of ASC 606)	21,307	20,667
Noninterest Income (out-of-scope of ASC 606)	2,078	(62,291)
Total Noninterest Income	$23,385	$(41,624)

	Nine Months Ended
(In thousands)	9/30/2024	9/30/2023
Noninterest Income
In-scope of Topic 606:
Commissions and Fees	$27,553	$26,796
Installment Billing	115	97
Refund of Commissions	(75)	113
Contract Liabilities/Deferred Revenue	(289)	(298)
Contingent Commissions	3,325	2,870
Subtotal Insurance Revenues	30,629	29,578
Trust and Asset Management	13,541	10,494
Mutual Fund & Investment Income	1,170	3,035
Subtotal Investment Service Income	14,711	13,529
Service Charges on Deposit Accounts	5,434	5,140
Card Services Income	9,138	8,629
Other	930	989
Noninterest Income (in-scope of ASC 606)	60,842	57,865
Noninterest Income (out-of-scope of ASC 606)	6,456	(66,474)
Total Noninterest Income	$67,298	$(8,609)

Contract Balances
A contract asset balance occurs when an entity performs a service for a customer before the customer pays consideration or before payment is due, which would result in contract receivables or assets, respectively. A contract liability balance is an entity’s obligation to transfer a service to a customer for which the entity has already received payment or for which payment is due from the customer. The Company’s noninterest revenue streams, excluding some insurance commissions and fees, are largely based on transactional activity, or standard month-end revenue accruals such as asset management fees based on month-end market values. Receivables primarily consist of amounts due for insurance and wealth management services performed for which the Company's performance obligations have been fully satisfied. Receivables for the insurance and wealth management services segments amounted to $6.1 million and $3.7 million, respectively, at September 30, 2024, compared to $5.7 million and $3.0 million, respectively, at December 31, 2023. Included in those amounts are contract assets related to contingent income of $2.2 million and $2.8 million, respectively, at September 30, 2024 and December 31, 2023, and contract liabilities of $0.6 million and $1.9 million, respectively, at September 30, 2024 and December 31, 2023.

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

11. Financial Guarantees

The Company currently does not issue any guarantees that would require liability recognition or disclosure, other than standby letters of credit. The Company extends standby letters of credit to its customers in the normal course of business. The standby letters of credit are generally short-term. As of September 30, 2024, the Company’s maximum potential obligation under standby letters of credit was $33.6 million compared to $39.1 million at December 31, 2023. Management uses the same credit policies to extend standby letters of credit that it uses for on-balance sheet lending decisions and may require collateral to support standby letters of credit based upon its evaluation of the counterparty. Management does not anticipate any significant losses as a result of these transactions, and has determined that the fair value of standby letters of credit is not significant.

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

Banking
Tompkins Community Bank has twelve banking offices located in Ithaca, NY and surrounding communities; fifteen banking offices located in the Genesee Valley region of New York State, which includes Monroe County; twelve banking offices located in the counties north of New York City; and sixteen banking offices headquartered and operating in southeastern Pennsylvania.

Insurance
The Company provides property and casualty insurance services and employee benefits consulting through Tompkins Insurance Agencies, Inc., a 100% wholly-owned subsidiary of the Company, headquartered in Batavia, New York. Tompkins Insurance is an independent insurance agency, representing many major insurance carriers, and provides employee benefit consulting to employers in Western and Central New York and Southeastern Pennsylvania, assisting them with their medical, group life insurance and group disability insurance. Tompkins Insurance has four stand-alone offices in Western New York.

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

Three Months Ended September 30, 2024
(In thousands)	Banking	Insurance	Wealth Management	Intercompany	Consolidated
Interest income	$89,129	$1	$0	$(1)	$89,129
Interest expense	35,937	0	0	(1)	35,936
Net interest income	53,192	1	0	0	53,193
Provision for credit loss expense	2,174	0	0	0	2,174
Noninterest income	7,465	11,414	5,019	(513)	23,385
Noninterest expense	39,180	7,193	4,017	(513)	49,877
Income before income tax expense	19,303	4,222	1,002	0	24,527
Income tax expense	4,456	1,155	247	0	5,858
Net Income attributable to noncontrolling interests and Tompkins Financial Corporation	14,847	3,067	755	0	18,669
Less: Net income attributable to noncontrolling interests	31	0	0	0	31
Net Income attributable to Tompkins Financial Corporation	$14,816	$3,067	$755	$0	$18,638
Depreciation and amortization	$2,144	$38	$42	$0	$2,224
Assets	7,946,772	49,928	29,520	(19,793)	8,006,427
Goodwill	64,525	19,866	8,211	0	92,602
Other intangibles, net	1,110	1,103	25	0	2,238
Net loans and leases	5,825,877	0	0	0	5,825,877
Deposits	6,605,596	0	0	(27,700)	6,577,896
Total Equity	647,369	40,266	33,713	0	721,348

Three Months Ended September 30, 2023
(In thousands)	Banking	Insurance	Wealth Management	Intercompany	Consolidated
Interest income	$75,465	$1	$0	$(1)	$75,465
Interest expense	24,453	0	0	(1)	24,452
Net interest income	51,012	1	0	0	51,013
Provision for credit loss expense	1,150	0	0	0	1,150
Noninterest income	(57,007)	11,529	4,414	(560)	(41,624)
Noninterest expense	39,648	7,109	3,668	(559)	49,866
(Loss) Income before income tax expense	(46,793)	4,421	746	(1)	(41,627)
Income tax (benefit) expense	(9,701)	1,213	184	0	(8,304)
Net (Loss) Income attributable to noncontrolling interests and Tompkins Financial Corporation	(37,092)	3,208	562	(1)	(33,323)
Less: Net income attributable to noncontrolling interests	31	0	0	0	31
Net (Loss) Income attributable to Tompkins Financial Corporation	$(37,123)	$3,208	$562	$(1)	$(33,354)
Depreciation and amortization	$2,702	$44	$44	$0	$2,790
Assets	7,632,733	46,222	28,730	(16,523)	7,691,162
Goodwill	64,655	19,866	8,081	0	92,602
Other intangibles, net	967	1,416	38	0	2,421
Net loans and leases	5,385,524	0	0	0	5,385,524
Deposits	6,645,587	0	0	(22,151)	6,623,436
Total Equity	545,037	36,745	30,574	0	612,356

Nine Months Ended September 30, 2024
(In thousands)	Banking	Insurance	Wealth Management	Intercompany	Consolidated
Interest income	$257,552	$3	$0	$(3)	$257,552
Interest expense	102,734	0	0	(3)	102,731
Net interest income	154,818	3	0	0	154,821
Provision for credit loss expense	5,200	0	0	0	5,200
Noninterest income	22,398	31,161	15,318	(1,579)	67,298
Noninterest expense	118,205	21,506	11,544	(1,579)	149,676
Income before income tax expense	53,811	9,658	3,774	0	67,243
Income tax expense	12,380	2,644	934	0	15,958
Net Income attributable to noncontrolling interests and Tompkins Financial Corporation	41,431	7,014	2,840	0	51,285
Less: Net income attributable to noncontrolling interests	93	0	0	0	93
Net Income attributable to Tompkins Financial Corporation	$41,338	$7,014	$2,840	$0	$51,192
Depreciation and amortization	$7,588	$122	$124	$0	$7,834

Nine Months Ended September 30, 2023
(In thousands)	Banking	Insurance	Wealth Management	Intercompany	Consolidated
Interest income	$216,573	$3	$0	$(3)	$216,573
Interest expense	59,421	0	0	(3)	59,418
Net interest income	157,152	3	0	0	157,155
Provision for credit loss expense	2,578	0	0	0	2,578
Noninterest income	(50,687)	29,963	13,771	(1,656)	(8,609)
Noninterest expense	120,882	21,526	11,240	(1,656)	151,992
(Loss) Income before income tax expense	(16,995)	8,440	2,531	0	(6,024)
Income tax (benefit) expense	(3,565)	2,323	623	0	(619)
Net (Loss) Income attributable to noncontrolling interests and Tompkins Financial Corporation	(13,430)	6,117	1,908	0	(5,405)
Less: Net income attributable to noncontrolling interests	93	0	0	0	93
Net (Loss) Income attributable to Tompkins Financial Corporation	$(13,523)	$6,117	$1,908	$0	$(5,498)
Depreciation and amortization	$7,942	$133	$133	$0	$8,208

13. Fair Value Measurements

FASB ASC Topic 820, Fair Value Measurements and Disclosures (ASC 820), defines fair value, establishes a framework for measuring fair value in accordance with GAAP and expands disclosures about fair value measurements. ASC 820 also establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). Transfers between levels, when determined to be appropriate, are recognized at the end of each reporting period.

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

The following tables summarize financial assets and financial liabilities measured at fair value on a recurring basis as of September 30, 2024 and December 31, 2023, segregated by the level of valuation inputs within the fair value hierarchy used to measure fair value:

Recurring Fair Value Measurements
September 30, 2024
(In thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Assets
Available-for-sale debt securities
U.S. Treasuries	$82,111	$0	$82,111	$0
Obligations of U.S. Government sponsored entities	400,205	0	400,205	0
Obligations of U.S. states and political subdivisions	79,518	0	79,518	0
Mortgage-backed securities – residential, issued by:
U.S. Government agencies	67,100	0	67,100	0
U.S. Government sponsored entities	677,953	0	677,953	0
U.S. corporate debt securities	2,392	0	2,392	0
Total Available-for-sale debt securities	$1,309,279	$0	$1,309,279	$0
Equity securities, at fair value	801	0	0	801
Derivatives designated as hedging instruments	362	0	362	0
Derivatives not designated as hedging instruments	4,452	0	4,452	0
Liabilities
Derivatives not designated as hedging instruments	$4,880	$0	$4,880	$0

Recurring Fair Value Measurements
December 31, 2023
(In thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Assets
Available-for-sale debt securities
U.S. Treasuries	$109,904	$0	$109,904	$0
Obligations of U.S. Government sponsored entities	456,458	0	456,458	0
Obligations of U.S. states and political subdivisions	81,924	0	81,924	0
Mortgage-backed securities – residential, issued by:
U.S. Government agencies	45,240	0	45,240	0
U.S. Government sponsored entities	720,830	0	720,830	0
U.S. corporate debt securities	2,294	0	2,294	0
Total Available-for-sale debt securities	$1,416,650	$0	$1,416,650	$0
Equity securities, at fair value	787	0	0	787
Derivatives designated as hedging instruments	1,503	0	1,503	0
Derivatives not designated as hedging instruments	1,610	0	1,610	0
Liabilities
Derivatives not designated as hedging instruments	$1,826	$0	$1,826	$0

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

The change in the fair value of equity securities valued using significant unobservable inputs (Level 3), for the periods ended September 30, 2024 and December 31, 2023, was immaterial.

There were no transfers between Levels 1, 2 and 3 for the nine months ended September 30, 2024.

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

Certain assets are measured at fair value on a nonrecurring basis. For the Company, these include loans held for sale, individually evaluated loans, and other real estate owned ("OREO"). For the three and nine months ended September 30, 2024, certain individually evaluated loans were remeasured and reported at fair value through a specific valuation allowance and/or partial charge-offs for credit losses based upon the fair value of the underlying collateral. Collateral values are estimated using Level 3 inputs based upon customized discounting criteria. In addition to collateral dependent evaluated loans, certain other real estate owned was remeasured and reported at fair value based upon the fair value of the underlying collateral. The fair values of other real estate owned are estimated using Level 2 inputs based on observable market data or Level 3 inputs based on customized discounting criteria. In general, the fair values of other real estate owned are based upon appraisals, with discounts made to reflect estimated costs to sell the real estate. Upon initial recognition, fair value write-downs are taken through a charge-off to the allowance for credit losses. Subsequent fair value write-downs on other real estate owned are reported in other noninterest expense.

Three months ended September 30, 2024
(In thousands)		Fair value measurements at reporting date using:			Gain (losses) from fair value changes
Assets:	As of 09/30/2024	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Three months ended 9/30/2024
Individually evaluated loans	$1,211	$0	$0	$1,211	$0

Three months ended September 30, 2023
(In thousands)		Fair value measurements at reporting date using:			Gain (losses) from fair value changes
Assets:	As of 09/30/2023	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Three months ended 9/30/2023
Other real estate owned	$0	$0	$0	$0	$1

Nine months ended September 30, 2024
(In thousands)		Fair value measurements at reporting date using:			Gain (losses) from fair value changes
Assets:	As of 09/30/2024	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Nine months ended 9/30/2024
Individually evaluated loans	$3,420	$0	$0	$3,420	$0
Other real estate owned	81	0	0	81	43

Nine months ended September 30, 2023
(In thousands)		Fair value measurements at reporting date using:			Gain (losses) from fair value changes
Assets:	As of 09/30/2023	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Nine months ended 9/30/2023
Individually evaluated loans	$3,742	$0	$0	$3,742	$826
Other real estate owned	0	0		0	23

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

The following tables present the carrying amounts and estimated fair values of the Company’s financial instruments at September 30, 2024 and December 31, 2023. The carrying amounts shown in the tables are included in the Consolidated Statements of Condition under the indicated captions.

Estimated Fair Value of Financial Instruments
September 30, 2024
(In thousands)	Carrying Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets:
Cash and cash equivalents	$132,320	$132,320	$132,320	$0	$0
Securities - held-to-maturity	312,446	276,599	0	276,599	0
FHLB stock and other stock	30,936	30,936	0	30,936	0
Accrued interest receivable	28,194	28,194	0	28,194	0
Loans/leases, net[1]	5,825,877	5,489,226	0	0	5,489,226

Financial Liabilities:
Time deposits	$1,042,007	$1,039,418	$0	$1,039,418	$0
Other deposits	5,535,889	5,535,889	0	5,535,889	0
Fed funds purchased and securities sold
under agreements to repurchase	67,506	67,506	0	67,506	0
Other borrowings	539,327	541,082	0	541,082	0
Accrued interest payable	3,957	3,957	0	3,957	0

Estimated Fair Value of Financial Instruments
December 31, 2023
(In thousands)	Carrying Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets:
Cash and cash equivalents	$79,542	$79,542	$79,542	$0	$0
Securities - held to maturity	312,401	267,455	0	267,455	0
FHLB stock and other stock	33,719	33,719	0	33,719	0
Accrued interest receivable	26,107	26,107	0	26,107	0
Loans/leases, net[1]	5,554,351	5,126,679	0	0	5,126,679

Financial Liabilities:
Time deposits	$998,013	$990,933	$0	$990,933	$0
Other deposits	5,401,834	5,401,834	0	5,401,834	0
Fed funds purchased and securities sold
under agreements to repurchase	50,996	50,996	0	50,996	0
Other borrowings	602,100	600,814	0	600,814	0
Accrued interest payable	3,474	3,474	0	3,474	0
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

Accrued Interest Receivable and Accrued Interest Payable: The carrying amount of these short term instruments approximates fair value.

Deposits: The fair values disclosed for noninterest bearing accounts and accounts with no stated maturities are equal to the amount payable on demand at the reporting date. The fair value of time deposits is based upon discounted cash flow analyses using rates offered for FHLB advances, which is the Company’s primary alternative source of funds.

Fed Funds Purchased and Securities Sold Under Agreements to Repurchase: The carrying amount of these instruments approximates fair value because the instruments have short-term maturities.

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

Derivatives Designated as Hedging Instruments

Fair Value Hedges of Interest Rate Risk
The Company is exposed to changes in the fair value of certain of its fixed-rate assets due to changes in benchmark interest rates. The Company uses interest rate swaps to manage its exposure to changes in fair value on these instruments attributable to changes in the designated benchmark interest rate. Interest rate swaps designated as fair value hedges involve the payment of fixed-rate amounts to a counterparty in exchange for the Company receiving variable-rate payments over the life of the agreements without the exchange of the underlying notional amount. As of September 30, 2024, the Company had interest rate swaps with a total notional amount of $150.0 million hedging fixed-rate residential mortgage loans.

For derivatives designated and that qualify as fair value hedges, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in interest income.

As of September 30, 2024 and December 31, 2023, the following amounts were recorded on the balance sheet related to cumulative basis adjustment for fair value hedges.

Line Item in the Statement of Financial Position in Which the Hedged Item is Included	Carrying Amount of the Hedged Assets/(Liabilities)	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets/(Liabilities)	Carrying Amount of the Hedged Assets/(Liabilities)	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets/(Liabilities)
	9/30/2024	9/30/2024	12/31/2023	12/31/2023
Fixed Rate Loans[1]	$149,734	$(266)	$148,633	$(1,367)
Total	$149,734	$(266)	$148,633	$(1,367)
[1] These amounts include the amortized cost basis of closed portfolios of fixed rate loans used to designate hedging relationships in which the hedged item is the stated amount of assets in the closed portfolio anticipated to be outstanding for the designated hedged period. At September 30, 2024 and 12/31/2023, the amortized cost basis of the closed portfolios used in these hedging relationships was $721.9 million and $763.4 million respectively; the cumulative basis adjustments associated with these hedging relationships was $0.3 million and $1.4 million, respectively; and the amounts of the designated hedged items were $150.0 million for both periods.

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

Tabular Disclosure of Fair Values of Derivative Instruments on the Consolidated Statements of Condition

The tables below present the fair value of the Company’s derivative financial instruments as well as their classification on the consolidated statements of condition as of September 30, 2024 and December 31, 2023. Amounts below are presented on a net basis in accordance with applicable accounting guidance.

Derivative Assets
	September 30, 2024
(In thousands)	Notional Amount	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Interest Rate Products	$150,000	Other Assets	$362
Total derivatives designated as hedging instruments			$362

Derivatives not designated as hedging instruments
Interest Rate Products	$150,475	Other Assets	$4,452
Risk Participation Agreement	0	Other Assets	0
Total derivatives not designated as hedging instruments			$4,452

Derivative Assets
	December 31, 2023
(In thousands)	Notional Amount	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Interest Rate Products	$150,000	Other Assets	$1,503
Total derivatives designated as hedging instruments			$1,503

Derivatives not designated as hedging instruments
Interest Rate Products	$34,930	Other Assets	$1,610
Risk Participation Agreement	0	Other Assets	0
Total derivatives not designated as hedging instruments			$1,610

Derivative Liabilities
	September 30, 2024
(In thousands)	Notional Amount	Balance Sheet Location	Fair Value
Derivatives not designated as hedging instruments
Interest Rate Products	$150,475	Other Liabilities	$4,843
Risk Participation Agreement	18,963	Other Liabilities	37
Total derivatives not designated as hedging instruments			$4,880

Derivative Liabilities
	December 31, 2023
(In thousands)	Notional Amount	Balance Sheet Location	Fair Value
Derivatives not designated as hedging instruments
Interest Rate Products	$34,930	Other Liabilities	$1,778
Risk Participation Agreement	7,542	Other Liabilities	48
Total derivatives not designated as hedging instruments			$1,826

Tabular Disclosure of the Effect of Fair Value and Cash Flow Hedge Accounting on the Consolidated Statements of Income

The tables below present the effect of the Company’s derivative financial instruments on the consolidated statements of income for the three and nine months ended September 30, 2024 and 2023:

The Effect of Fair Value and Cash Flow Hedge Accounting on the Consolidated Statements of Income
	Location of Gain or (Loss) Recognized in Income on Derivative
	Three Months Ended
	9/30/2024	9/30/2023
(In thousands)	Interest Income
Total amounts of income and expense line items presented in the statement of financial performance in which the effects of fair value or cash flow hedges are recorded	$675	$647
The effects of fair value and cash flow hedging:
Gain or (loss) on fair value hedging relationships in Subtopic 815-20
Interest contracts
Hedged items	2,114	(555)
Derivatives designated as hedging instruments	(1,439)	1,202

The Effect of Fair Value and Cash Flow Hedge Accounting on the Consolidated Statements of Income
	Location of Gain or (Loss) Recognized in Income on Derivative
	Nine Months Ended
	9/30/2024	9/30/2023
(In thousands)	Interest Income
Total amounts of income and expense line items presented in the statement of financial performance in which the effects of fair value or cash flow hedges are recorded	$2,010	$952
The effects of fair value and cash flow hedging:
Gain or (loss) on fair value hedging relationships in Subtopic 815-20
Interest contracts
Hedged items	1,101	(3,875)
Derivatives designated as hedging instruments	909	4,827

Tabular Disclosure of the Effect of Derivatives Not Designated as Hedging Instruments on the Consolidated Statements of Income

The tables below present the effect of the Company’s derivative financial instruments that are not designated as hedging instruments on the consolidated statements of income for the three and nine months ended September 30, 2024 and 2023:

Effect of Derivatives Not Designated as Hedging Instruments on the Consolidated Statements of Income
Derivatives Not Designated as Hedging Instruments under Subtopic 815-20	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
		Three Months Ended
(In thousands)		9/30/2024	9/30/2023

Interest Rate Products	Other Income	$(259)	$(2)
Risk Participation Agreement	Other Income	(18)	12
Total		$(277)	$10

Fee Income	Other income	$791	$70

Effect of Derivatives Not Designated as Hedging Instruments on the Consolidated Statements of Income
Derivatives Not Designated as Hedging Instruments under Subtopic 815-20	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
		Nine Months Ended
(In thousands)		9/30/2024	9/30/2023

Interest Rate Products	Other Income	$(223)	$(2)
Risk Participation Agreement	Other Income	61	14
Total		$(162)	$12

Fee Income	Other income	$1,175	$70

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

As of September 30, 2024 and December 31, 2023, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $4.9 million and $1.8 million, respectively. As of September 30, 2024 and December 31, 2023, the Company had posted $4.4 million and $1.5 million, respectively, in collateral related to these agreements. The interest rate hedge counterparty has posted $0 and $1.5 million of collateral in proportion to potential losses in the derivative position at September 30, 2024 and December 31, 2023, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

BUSINESS

Tompkins Financial Corporation ("Tompkins" or the "Company") is headquartered in Ithaca, New York and is registered as a Financial Holding Company with the Federal Reserve Board under the Bank Holding Company Act of 1956, as amended. The Company is a locally-oriented, community-based financial services organization that offers a full array of products and services, including commercial and consumer banking, leasing, trust and investment management, financial planning and wealth management, and insurance services. At September 30, 2024, the Company had one wholly-owned banking subsidiary, Tompkins Community Bank. Tompkins Community Bank provides a full array of wealth management services under the Tompkins Financial Advisors brand, including investment management, trust and estate, financial and tax planning as well as life, disability and long-term care insurance services. The Company also has a wholly-owned insurance agency subsidiary, Tompkins Insurance Agencies, Inc. ("Tompkins Insurance"). The Company’s principal offices are located at 118 E. Seneca Street, P.O. Box 460, Ithaca, NY, 14850, and its telephone number is (888) 503-5753. The Company’s common stock is traded on the NYSE American under the Symbol "TMP."

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

OTHER IMPORTANT INFORMATION

The following discussion is intended to provide an understanding of the consolidated financial condition and results of operations of the Company for the three and nine months ended September 30, 2024. It should be read in conjunction with the Company’s Audited Consolidated Financial Statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, and the Unaudited Consolidated Financial Statements and notes thereto included in Part I of this Quarterly Report on Form 10-Q.

This Report includes comparisons of the Company’s performance to that of a peer group, which is comprised of the group of 190 domestic bank holding companies with $3 billion to $10 billion in total assets as defined in the Federal Reserve’s "Bank Holding Company Performance Report" for June 30, 2024 (the most recent report available). Although the peer group data is presented based upon financial information that is one fiscal quarter behind the financial information included in this report, the Company believes that it is relevant to include certain peer group information for comparison to current quarter numbers.

Forward-Looking Statements
This Quarterly Report on Form 10-Q contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The statements contained in this Report that are not statements of historical fact may include forward-looking statements that involve a number of risks and uncertainties. Forward-looking statements may be identified by use of such words as "may", "will", "estimate", "intend", "continue", "believe", "expect", "plan", "commit", or "anticipate", as well as the negative and other variations of these terms, and other similar words. Examples of forward-looking statements may include statements regarding the asset quality of the Company's loan portfolios; the level of the Company's allowance for credit losses; the sufficiency of liquidity sources; the Company's exposure to changes in interest rates, and to new, changed, or extended government/regulatory expectations; the need to sell securities before recovery of amortized cost; the impact of changes in accounting standards; and trends, plans, prospects, growth and strategies. Forward-looking statements are made based on management’s expectations and beliefs concerning future events impacting the Company and are subject to certain uncertainties and factors relating to the Company’s operations and economic environment, all of which are difficult to predict and many of which are beyond the control of the Company, that could cause actual results of the Company to differ materially from those expressed and/or implied by forward-looking statements and historical performance. The following factors, in addition to those listed as Risk Factors in Item 1A of the Company's Annual Report on Form 10-K for the year ended December 31, 2023, are among those that could cause actual results to differ materially from the forward-looking statements and historical performance: changes in general economic, market and regulatory conditions; our ability to attract and retain deposits and other sources of liquidity; gross domestic product growth and inflation trends; the impact of the interest rate and inflationary environment on the Company's business, financial condition and results of operations; other income or cash flow anticipated from the Company's operations, investment and/or lending activities; changes in laws and regulations affecting banks, bank holding companies and/or financial holding companies, including the Dodd-Frank Act, and state and local government mandates; the impact of any change in the FDIC insurance assessment rate or the rules and regulations related to the calculation of the FDIC insurance assessment amount; technological developments and changes; cybersecurity incidents and threats; the ability to continue to introduce competitive new products and services on a timely, cost-effective basis; governmental and public policy changes, including environmental regulation; reliance on large customers; the ability to access financial resources in the amounts, at the times, and on the terms required to support the Company's future businesses; and the economic impact, including potential market volatility, of national and global events, including the response to bank failures, war and geopolitical matters (including the war in Israel and surrounding regions and the war in Ukraine), widespread protests, civil unrest, political uncertainty, and pandemics or other public health crises. The Company does not undertake any obligation to update its forward-looking statements.

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

The Company’s methodology for estimating the allowance considers available relevant information about the collectability of cash flows, including information about past events, current conditions, and reasonable and supportable forecasts. Refer to "Allowance for Credit Losses" below and to Note 5 - "Allowance for Credit Losses", and Note 1 – "Summary of Significant Accounting Policies" in the Notes to Consolidated Financial Statements contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2023, for additional information on the Company's methodology for estimating the allowance.

For information on the Company's significant accounting policies and to gain a greater understanding of how the Company’s financial performance is reported, refer to Note 1 – "Summary of Significant Accounting Policies" in the Notes to Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023. Refer to Note 2 - "Basis of Presentation " in this Quarterly Report on Form 10-Q for a discussion of recent accounting updates.

Critical Accounting Estimates

The Company's significant accounting policies conform with GAAP and are described in Note 1 "Summary of Significant Accounting Policies" in the Notes to Consolidated Financial Statements contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2023. In applying those accounting policies, management of the Company is required to exercise judgment in determining many of the methodologies, assumptions and estimates to be utilized. Certain critical accounting estimates are more dependent on such judgment and in some cases may contribute to volatility in the Company's reported financial performance should the assumptions and estimates used change over time due to changes in circumstances. The more significant areas in which management of the Company applies critical assumptions and estimates include the following:

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

RESULTS OF OPERATIONS

Performance Summary
Net income for the third quarter of 2024 was $18.6 million, or $1.30 diluted earnings per share, compared to a net loss of $33.4 million, or $(2.35) diluted (loss) per share for the third quarter of 2023. Net income for the first nine months of 2024 was $51.2 million, or $3.59 diluted earnings per share, compared to a net loss of $5.5 million, or $(0.39) diluted (loss) per share for the first nine months of 2023. The increase in net income and diluted earnings per share for the three and nine months ended September 30, 2024 compared to the same periods in 2023 largely reflects the Company's sale of $510.5 million of available-for-sale debt securities in the second and third quarters of 2023, which resulted in a pre-tax loss of $62.9 million (or $3.34 per share) and $70.0 million (or $3.69 per share) for the three and nine months ended September 30, 2023, respectively.

Return on average assets ("ROA") for the quarter ended September 30, 2024 was 0.94%, compared to (1.73)% for the quarter ended September 30, 2023. Return on average shareholders’ equity ("ROE") for the third quarter of 2024 was 10.65%, compared to (20.84)% for the third quarter of 2023. For the year-to-date period ended September 30, 2024, ROA and ROE totaled 0.87% and 10.12%, respectively, compared to (0.10)% and (1.15)%, for the same period in 2023.

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

Banking Segment
The banking segment reported net income of $14.8 million for the third quarter of 2024, an increase of $51.9 million, or 139.9%, from net loss of $37.1 million for the third quarter of 2023. For the nine months ended September 30, 2024, the banking segment reported net income of $41.3 million, up $54.9 million, or 405.7%, from the same period in 2023. The increase in net income for the three and nine months ended September 30, 2024 compared to the same periods in 2023 was mainly a result of prior year pre-tax losses on the sales of available-for-sale debt securities of $62.9 million and $70.0 million, respectively.

Net interest income of $53.2 million for the third quarter of 2024 was up $2.2 million, or 4.3%, from the same period in 2023. The increase in net interest income compared to the third quarter of 2023 resulted primarily from the increase in average loan balances and the average yield on those loan balances, partially offset by the increase in cost of deposits. For the nine months ended September 30, 2024, net interest income of $154.8 million was down $2.3 million, or 1.5%, compared to the first nine months of 2023. The decrease in net interest income for the first nine months on 2024 compared to the same period in 2023 was due primarily to the increase in average interest rates on interest-bearing liabilities outpacing increases on interest earning asset yields. The average yield on interest-earning assets benefited from higher market interest rates as well as a shift in the composition of average earning assets with growth in average loan balances and changes to the mix of securities. The increase in funding costs reflects the impact of higher market interest rates as well as the mix of funding sources, with an increase in average time deposits and other borrowings.

The provision for credit losses was $2.2 million for the three months ended September 30, 2024, compared to $1.2 million for the same period in 2023. For the nine months ended September 30, 2024, the provision for credit losses was $5.2 million compared to $2.6 million for the same period in 2023. The increase in provision expense for the quarter and year-to-date periods compared to the same periods in 2023 was mainly driven by loan growth which was up $119.4 million, or 2.1%, and $446.4 million, or 8.2%, respectively, and the increase in net charge-offs in 2024 over 2023. Net charge-offs for three and nine months ended September 30, 2024 were $912,000 and $1.6 million, respectively, compared to net charge-offs of $177,000 and net recoveries of $1.1 million for the same periods in 2023.. For additional information, see the section titled "The Allowance for Credit Losses" below.

Noninterest income was $7.5 million for the three months ended September 30, 2024, compared to noninterest loss of $57.0 million for the same period in 2023. For the nine months ended September 30, 2024, noninterest income was $22.4 million compared to noninterest income loss of $50.7 million for the nine months ended September 30, 2023. The increase in quarterly and year-to-date noninterest income compared to the same periods in 2023 was mainly due to the $62.9 million and $70.0 million, respectively of pre-tax loss on the sale of available-for-sale debt securities in 2023 as noted above. For the three and nine months ended September 30, 2024, card services income was up $61,000, or 2.1%, and $509,000, or 5.9%, respectively, over the same periods in 2023, and service charges on deposit accounts were up $118,000, or 6.7%, and $294,000, or 5.7%, respectively, over the same periods in 2023. Other income also benefited from increases in earnings on bank owned life insurance (up $515,000 and $1.1 million), derivatives related income (up $448,000 and $944,000) and gains on sales of residential mortgage loans (up $366,000 and $615,000) for the three and nine months, respectively, ended September 30, 2024 over the same periods in 2023.

Noninterest expense of $39.2 million and $118.2 million for the three and nine months ended September 30, 2024, respectively, were down $468,000, or 1.2%, and $2.7 million, or 2.2%, respectively, from the same periods in 2023. The decreases in noninterest expense for the three and nine months ended September 30, 2024 from the same period in 2023, are mainly attributable to other operating expenses down $794,000 and $1.9 million, respectively. For the quarterly comparison, this decrease was partially offset by higher salary and other employee benefit costs in the third quarter of 2024 (up $326,000 compared to the third quarter of 2023). Contributing to the decrease in noninterest expenses for the nine months ended September 30, 2024, compared to the same period in 2023 were the following: salary and other employee benefit costs (down $825,000), professional fees (down $763,000), legal costs (down $582,000), marketing (down $453,000), premise expenses (down $423,000) and technology (down $305,000). These decreases were partially offset by FDIC insurance (up $1.4 million) and increases in other losses (up $630,000) compared to the nine month period ended September 30, 2023.

Insurance Segment
The insurance segment reported net income of $3.1 million for the three months ended September 30, 2024, which was down $141,000, or 4.4%, compared to the third quarter of 2023. Total noninterest revenue was down $115,000, or 1.0%, for the third quarter of 2024 compared to the same quarter in the prior year, primarily due to a decrease in insurance commissions and fees in the third quarter of 2024 over the same period in 2023. The decrease in insurance commissions and fees was mainly due to a reduction in commission rates for certain personal lines carriers and lower than average commercial lines retention.

For the nine months ended September 30, 2024, net income was up $897,000, or 14.7%, from the same period in the prior year. Total noninterest revenue for the year-to-date period ended September 30, 2024 was up $1.2 million, or 4.0%, compared to the same period in the prior year. The increase in total noninterest revenue for the nine months ended September 30, 2024 compared to the prior year period includes growth in overall commission revenue of $603,000, or 2.2%, with increases in personal lines (up $455,000, or 5.7%), and commercial lines (up $214,000, or 1.7%); as well as growth in contingency revenues, which were up $455,000, or 15.9%. These increases were attributable to growth in all product lines from new business, rate increases related to current market conditions and improved ratios as they relate to carrier profit sharing calculations.

Noninterest expenses for the three months ended September 30, 2024 were up $84,000, or 1.2%, compared to the three months ended September 30, 2023. Year-to-date noninterest expenses were down $20,000, or 0.1%, compared to the nine months ended September 30, 2023. The increase in noninterest expenses for the three months ended September 30, 2024 was primarily driven by increases in salaries and employee benefits and legal expense, partially offset by decreases in intercompany expense and premises expense. For the nine months ended September 30, 2024, the slight decrease was mainly attributable to decreases in travel and meetings expense, intercompany expense, and marketing expense, which were partially offset by increases in salaries and employee benefits, and legal expenses.

Wealth Management Segment
The wealth management segment reported net income of $755,000 for the three months ended September 30, 2024, which was up $193,000, or 34.3%, compared to the third quarter of 2023. Revenue for the three months ended September 30, 2024 was up $605,000, or 13.7%, compared to the three months ended September 30, 2023, primarily due to higher assets under management and due to positive market conditions and new business production. Noninterest expense for the three months ended September 30, 2024 was up $349,000, or 9.5%, compared to the same period in 2023, which was primarily attributable to an increase in salaries and employee benefits.

For the nine months ended September 30, 2024, net income of $2.8 million was up $932,000, or 48.9%, compared to the same period in the prior year. Total revenue for the nine months ended September 30, 2024 was up $1.5 million, or 11.2%, compared to the same period in the prior year, due to higher assets under management and favorable market conditions in 2024, and a one time gain on sales of certain customer accounts. Noninterest expense for the nine months ended September 30, 2024 was up $304,000, or 2.7%, compared to the same period prior year. Increases in salaries and employee benefits and technology expense were slightly offset by decreases in travel, marketing and education expense.

Net Interest Income

The following tables show average interest-earning assets and interest-bearing liabilities, and the corresponding yield or cost associated with the second quarter of 2024 and for each of the three and nine month periods ended September 30, 2024 and 2023:

Average Consolidated Statements of Condition and Net Interest Analysis (Unaudited)
	Quarter Ended			Quarter Ended
	September 30, 2024			June 30, 2024
	Average			Average
	Balance		Average	Balance		Average
(Dollar amounts in thousands)	(QTD)	Interest	Yield/Rate	(QTD)	Interest	Yield/Rate
ASSETS
Interest-earning assets
Interest-bearing balances due from banks	$13,189	$168	5.07%	$11,707	$184	6.33%
Securities (1)
U.S. Government securities	1,664,611	9,740	2.33%	1,717,975	10,067	2.36%
State and municipal (2)	87,799	560	2.54%	89,518	566	2.55%
Other securities	3,282	60	7.27%	3,260	59	7.32%
Total securities	1,755,692	10,360	2.35%	1,810,753	10,692	2.38%
FHLBNY and FRB stock	38,534	888	9.17%	37,681	820	8.76%
Total loans and leases, net of unearned income (2)(3)	5,830,899	78,040	5.32%	5,687,548	73,839	5.22%
Total interest-earning assets	7,638,314	89,456	4.66%	7,547,689	85,535	4.56%
Other assets	276,610			262,372
Total assets	$7,914,924			$7,810,061
LIABILITIES & EQUITY
Deposits
Interest-bearing deposits
Interest bearing checking, savings, & money market	3,509,116	16,635	1.89%	3,498,746	15,754	1.81%
Time deposits	1,016,949	10,076	3.94%	987,348	9,530	3.88%
Total interest-bearing deposits	4,526,065	26,711	2.35%	4,486,094	25,284	2.27%
Federal funds purchased & securities sold under agreements to repurchase	42,449	11	0.10%	40,298	11	0.11%
Other borrowings	709,474	9,214	5.17%	688,611	8,992	5.25%
Total interest-bearing liabilities	5,277,988	35,936	2.71%	5,215,003	34,287	2.64%
Noninterest bearing deposits	1,838,725			1,837,325
Accrued expenses and other liabilities	101,679			94,764
Total liabilities	7,218,392			7,147,092
Tompkins Financial Corporation Shareholders’ equity	695,057			661,523
Noncontrolling interest	1,475			1,446
Total equity	696,532			662,969

Total liabilities and equity	$7,914,924			$7,810,061
Interest rate spread			1.95%			1.91%
Net interest income (TE)/margin on earning assets		53,520	2.79%		51,248	2.73%

Tax Equivalent Adjustment		(327)			(295)
Net interest income		$53,193			$50,953

Average Consolidated Statements of Condition and Net Interest Analysis (Unaudited)
	Quarter Ended			Quarter Ended
	September 30, 2024			September 30, 2023
	Average			Average
	Balance		Average	Balance		Average
(Dollar amounts in thousands)	(QTD)	Interest	Yield/Rate	(QTD)	Interest	Yield/Rate
ASSETS
Interest-earning assets
Interest-bearing balances due from banks	$13,189	$168	5.07%	$11,585	$125	4.29%
Securities (1)
U.S. Government securities	1,664,611	9,740	2.33%	1,890,659	7,294	1.53%
State and municipal (2)	87,799	560	2.54%	90,212	576	2.53%
Other securities	3,282	60	7.27%	3,272	59	7.18%
Total securities	1,755,692	10,360	2.35%	1,984,143	7,929	1.59%
FHLBNY and FRB stock	38,534	888	9.17%	24,511	490	7.94%
Total loans and leases, net of unearned income (2)(3)	5,830,899	78,040	5.32%	5,385,195	67,199	4.95%
Total interest-earning assets	7,638,314	89,456	4.66%	7,405,434	75,743	4.06%
Other assets	276,610			224,442
Total assets	$7,914,924			$7,629,876
LIABILITIES & EQUITY
Deposits
Interest-bearing deposits
Interest bearing checking, savings, & money market	3,509,116	16,635	1.89%	3,615,395	12,674	1.39%
Time deposits	1,016,949	10,076	3.94%	826,082	6,832	3.28%
Total interest-bearing deposits	4,526,065	26,711	2.35%	4,441,477	19,506	1.74%
Federal funds purchased & securities sold under agreements to repurchase	42,449	11	0.10%	57,624	15	0.10%
Other borrowings	709,474	9,214	5.17%	403,829	4,931	4.84%
Total interest-bearing liabilities	5,277,988	35,936	2.71%	4,902,930	24,452	1.98%
Noninterest bearing deposits	1,838,725			1,990,320
Accrued expenses and other liabilities	101,679			101,646
Total liabilities	7,218,392			6,994,896
Tompkins Financial Corporation Shareholders’ equity	695,057			633,494
Noncontrolling interest	1,475			1,487
Total equity	696,532			634,980

Total liabilities and equity	$7,914,924			$7,629,876
Interest rate spread			1.95%			2.08%
Net interest income (TE)/margin on earning assets		53,520	2.79%		51,291	2.75%

Tax Equivalent Adjustment		(327)			(278)
Net interest income		$53,193			$51,013

Average Consolidated Statements of Condition and Net Interest Analysis (Unaudited)
	Year to Date Period Ended			Year to Date Period Ended
	September 30, 2024			September 30, 2023
	Average			Average
	Balance		Average	Balance		Average
(Dollar amounts in thousands)	(YTD)	Interest	Yield/Rate	(YTD)	Interest	Yield/Rate
ASSETS
Interest-earning assets
Interest-bearing balances due from banks	$12,369	$506	5.46%	$12,630	$447	4.73%
Securities (1)
U.S. Government securities	1,712,727	30,109	2.35%	1,965,039	22,022	1.50%
State and municipal (2)	89,063	1,697	2.55%	91,858	1,764	2.57%
Other securities	3,273	179	7.31%	3,281	169	6.87%
Total securities	1,805,063	31,985	2.37%	2,060,178	23,955	1.55%
FHLBNY and FRB stock	36,948	2,309	8.35%	21,519	1,113	6.93%
Total loans and leases, net of unearned income (2)(3)	5,713,780	223,656	5.23%	5,314,221	191,946	4.83%
Total interest-earning assets	7,568,160	258,456	4.56%	7,408,548	217,461	3.92%
Other assets	274,143			224,594
Total assets	$7,842,303			$7,633,142
LIABILITIES & EQUITY
Deposits
Interest-bearing deposits
Interest bearing checking, savings, & money market	3,517,993	47,424	1.80%	3,715,931	31,905	1.15%
Time deposits	997,800	29,005	3.88%	749,198	15,428	2.75%
Total interest-bearing deposits	4,515,793	76,429	2.26%	4,465,129	47,333	1.42%
Federal funds purchased & securities sold under agreements to repurchase	43,837	35	0.11%	57,077	44	0.10%
Other borrowings	673,809	26,267	5.21%	351,600	12,041	4.58%
Total interest-bearing liabilities	5,233,439	102,731	2.62%	4,873,806	59,418	1.63%
Noninterest bearing deposits	1,835,776			2,019,917
Accrued expenses and other liabilities	97,593			100,491
Total liabilities	7,166,808			6,994,214
Tompkins Financial Corporation Shareholders’ equity	674,048			637,472
Noncontrolling interest	1,447			1,456
Total equity	675,495			638,928

Total liabilities and equity	$7,842,303			$7,633,142
Interest rate spread			1.94%			2.29%
Net interest income (TE)/margin on earning assets		155,725	2.75%		158,043	2.85%

Tax Equivalent Adjustment		(904)			(888)
Net interest income		$154,821			$157,155
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

Net interest income was $53.2 million and $154.8 million, respectively, for the three and nine months ended September 30, 2024, and was up $2.2 million, or 4.3%, and down $2.3 million, or 1.5%, respectively, from the same periods in 2023.

Net interest margin for the three months ended September 30, 2024 was 2.79% compared to 2.75% for the same period in 2023. The increase in net interest margin for the three months ended September 30, 2024 compared to the same period in 2023 was driven by higher yields on interest earning assets and higher average loan balances, and was partially offset by higher funding costs. Net interest margin for the nine months ended September 30, 2024 was 2.75% compared to 2.85% for the same period in 2023. The decrease in net interest margin for the nine months ended September 30, 2024 was primarily driven by higher average funding costs, which were up 99 basis points, outpacing higher average yields on interest-earning assets, which were up 64 basis points.

The quarterly net interest margin of 2.79% for the third quarter of 2024 was up 6 basis points from the second quarter of 2024, driven by higher yields on interest earning assets and higher average loan balances, and was partially offset by higher funding costs. The average yield on interest-earning assets for the third quarter of 2024 was 4.66%, up 10 basis points compared to 4.56% for the second quarter of 2024, while the average cost of interest-bearing liabilities for the third quarter of 2024 was 2.71% compared to 2.64% for the second quarter of 2024.

Interest income for the three and nine months ended September 30, 2024 was $89.1 million and $257.6 million, up 18.1% and 18.9%, respectively, compared to the same periods in 2023. For the three and nine months ended September 30, 2024, the average yield on interest-earning assets increased 60 and 64 basis points, respectively, over the same periods in 2023. Average interest-earning assets for the three and nine months ended September 30, 2024, increased $232.9 million, or 3.1%, and $159.6 million, or 2.2%, respectively, compared to the same periods in 2023.

Interest income on loans for the three and nine months ended September 30, 2024, was up $10.8 million, or 16.1%, and $31.7 million, or 16.5%, compared to the same periods in 2023, driven by higher average yields and higher average loan balances. The average yields on loans for the three and nine months ended September 30, 2024 of 5.32% and 5.23% respectively, were up 37 and 40 basis points from the same periods in 2023. The increase in loan yields was a result of market-related increases in interest rates on new loans, an increase in variable and adjustable rate loan yields driven by rising market interest rates, including the prime rate, and new loan originations. For the three and nine months ended September 30, 2024 average loan balances were up $445.7 million, or 8.3%, and $399.6 million, or 7.5%, respectively, over the same periods of 2023.

Interest income on securities for the three and nine months ended September 30, 2024, was up $2.4 million, or 31.2%, and $8.1 million or 34.2%, respectively, as compared to the same periods in 2023. The average yield on total securities for the three and nine months ended September 30, 2024, was up 76 and 82 basis points, respectively, over the same periods in 2023, while average balances for securities were down $228.5 million, or 11.5%, and $255.1 million, or 12.4%, respectively, over the same periods in 2023. The increase in securities yields was driven by market interest rate increases and the repositioning of the investment portfolio through the sale of approximately $510.5 million of available-for-sale investment securities in the second and third quarters of 2023. The securities sold had an average yield of 0.86%, while the proceeds of the sale were largely reinvested into securities with an estimated average yield of approximately 5.09%.

Interest expense for the three and nine months ended September 30, 2024 increased $11.5 million, or 47.0%, and $43.3 million, or 72.9%, compared to the same periods in 2023. The increases reflect higher average costs of funds and a shift in funding mix. The average cost of interest-bearing deposits for the three and nine months ended September 30, 2024 was 2.35% and 2.26%, respectively, up 61 and 84 basis points, respectively, as compared to the same periods in 2023. Average interest-bearing deposits for the three and nine months ended September 30, 2024, were up $84.6 million, or 1.9%, and $50.7 million, or 1.1%, respectively, from the same periods in 2023. Average noninterest bearing deposits were down $151.6 million, or 7.6%, for the three months ended September 30, 2024 compared to the same period in 2023, and for the nine months ended September 30, 2024 were down $184.1 million, or 9.1%, compared to the same period in 2023. Average other borrowings for the three and nine months ended September 30, 2024 were up $305.6 million, or 75.7%, and up $322.2 million, or 91.6%, respectively, compared to the same periods in 2023. The average rate paid on other borrowings for the three and nine months ended September 30, 2024 were up 33 basis points and 63 basis points, respectively, over the same periods in 2023. The increase in the cost of average borrowings was primarily the result of the greater utilization of comparatively higher rate overnight borrowings to support loan growth.
Provision for Credit Losses
The provision for credit losses represents management’s estimate of the amount necessary to maintain the allowance for credit losses ("ACL") at an appropriate level. Provision for credit losses for the third quarter of 2024 was $2.2 million compared to $1.2 million for the third quarter of 2023. Provision for credit losses for the nine months ended September 30, 2024 was $5.2 million compared to $2.6 million for the nine months ended September 30, 2023. The increase in provision for credit losses for the nine month period ended September 30, 2024 was mainly driven by loan growth and the increase in net charge-offs in 2024 over 2023. The provision for credit losses for the three and nine months ended September 30, 2024 included a credit of $1.1 million and $249,000, respectively, related to off-balance sheet credit exposures compared to an expense of $182,000 and $371,000, respectively, for the same periods in 2023. The decrease in off-balance sheet reserves was mainly due to model changes related to utilization rates and a decrease in the loan pipeline. The section captioned "Financial Condition – The Allowance for Credit Losses" below has further details on the allowance for credit losses and asset quality metrics.

Noninterest Income
Noninterest income of $23.4 million and $67.3 million for the three and nine months ended September 30, 2024, were up $65.0 million, or 156.2% and $75.9 million, or 881.7%, respectively, from the same periods in 2023. The increase in quarterly and year-to-date noninterest income compared to the same periods for the three and nine months ended September 30, 2023, included pre-tax losses of $62.9 million and $70.0 million, respectively, on the sale of available-for-sale debt securities.

Insurance commissions and fees, the largest component of noninterest income, were $11.3 million for the third quarter of 2024, a decrease of 1.0% from the same period for the prior year. The decrease in insurance commissions and fees in the third quarter of 2024 over the same period in 2023 was mainly due to a reduction in commission rates for certain personal lines carriers and lower than average commercial lines retention. For the first nine months of 2024, insurance commissions and fees were up $1.1 million, or 3.6%, compared to the same period in 2023. The increase in revenues for the nine months ended September 30, 2024 compared to the same period in 2023 was due to growth in all product lines from new business, rate increases related to current market conditions and improved ratios as they relate to carrier profit sharing calculations.

Wealth management fees of $4.9 million in the third quarter of 2024 were up $583,000, or 13.4%, compared to the third quarter of 2023. For the first nine months of 2024, wealth management fees were up $1.2 million, or 8.7%, compared to the same period in 2023. Wealth management fees include trust services, financial planning, wealth management services, and brokerage related services. The fair value of assets managed by, or in custody of, Tompkins was $3.2 billion at September 30, 2024, up $281.0 million, or 9.6%, from September 30, 2023. The increase in assets from prior year was mainly a result of positive market performance.

Service charges on deposits accounts for the three and nine months ended September 30, 2024 were up $118,000, or 6.7%, and $294,000, or 5.7%, respectively, over the same periods in 2023. The increase was mainly in service fees on business accounts and net overdraft fees.

Card services income in the third quarter of 2024 was up $61,000, or 2.1%, over the same three month period in 2023, and up $509,000, or 5.9%, for the nine months ended September 30, 2024 compared to the same period in 2023. The increase in the first nine months of 2024 included a $255,000 sign-on bonus related to the renewal of a card services contract.

Other income of $2.3 million in the third quarter of 2024 was up $1.3 million, or 132.2%, compared to the same period in 2023. For the first nine months of 2024, other income of $7.3 million was up $2.8 million, or 61.5%, compared to the same period in 2023. The increase for the three and nine months ended September 30, 2024 compared to the same period in 2023 was mainly due to higher earnings on bank owned life insurance (up $515,000 and $1.1 million), derivatives related income (up $448,000 and $944,000), and gains on sale of residential loans (up $366,000 and $615,000). The nine months ended September 30, 2024 also included gains of $357,000 on the sale of certain customer accounts within the wealth management business.

Noninterest Expense
Noninterest expense of $49.9 million for the third quarter of 2024 was in line with the third quarter of 2023. Noninterest expense of $149.7 million for the first nine months of 2024 was down $2.3 million, or 1.5%, compared to the same period in 2023.

Expenses associated with compensation and benefits comprise the largest component of noninterest expense, representing 64.0% and 63.1% of total noninterest expense for the three and nine months ended September 30, 2024, respectively. Total salaries, wages and benefits for the three months ended September 30, 2024, were up $810,000, or 2.6%, over the same three month period in 2023, and for the nine months ended September 30, 2024 were in line with the same period in 2023. For both the three and nine months ended September 30, 2024, increases in salaries and wages, including incentive accruals, were largely offset by decreases in healthcare expense.

Other expense categories, not related to compensation and benefits, for the three and nine months ended September 30, 2024 were down $799,000, or 4.3%, and $2.5 million, or 4.3%, respectively, from the same periods in 2023. Contributing to the decrease in other operating expenses for the three and nine months ended September 30, 2024, compared to the same periods in 2023 were the following: travel and meetings down $164,000, or 40.5%, and $538,000, or 44.0%; professional fees and consulting down $217,000, or 12.3%, and $779,000, or 13.7%; expenses related to the Company’s retirement plans down $174,000, or 52.7%, and $531,000 or 53.6%; legal up $20,000, or 6.8%, and down $484,000, or 35.9%; technology down

$571,000, or 14.5%, and $123,000, or 1.1%; and marketing up $200,000, or 25.6%, and down $525,000, or 14.7%, when compared to the same periods in 2023. Decreases were partially offset by increases in FDIC insurance expense up $359,000, or 34.5%, and $1.4 million, or 49.8%, respectively, over the same periods in 2023, driven by an increase in assessment rates.

Income Tax Expense
The provision for income taxes was $5.9 million for an effective rate of 23.9% for the third quarter of 2024, compared to a tax benefit of $8.3 million and an effective rate of 20.0% for the same quarter in 2023. For the first nine months of 2024, the provision for income taxes was $16.0 million for an effective rate of 23.7% compared to tax benefit of $619,000 and an effective rate of 10.3% for the same period in 2023. The increase in the effective tax rate for the three and nine months ended September 30, 2024, compared to the same periods in 2023 is largely due to an increase in pre-tax income, driven primarily by the realized losses on the sale of certain available-for-sale debt securities recognized in the second and third quarters of 2023. The effective rates differ from the U.S. and state statutory rates primarily due to the effect of tax-exempt income from loans, securities and life insurance assets, and the income tax effects associated with stock-based compensation.

The Company's banking subsidiary has an investment in real estate investment trusts that provide certain benefits on its New York State tax return for qualifying entities. A condition to claim the benefit is that the consolidated company has average assets of no more than $8.0 billion for the taxable year. The Company expects average assets to exceed the $8.0 billion threshold for the 2024 tax year. The Company will continue to monitor the consolidated average assets to determine future eligibility.

FINANCIAL CONDITION

Total assets were $8.0 billion at September 30, 2024, up $186.7 million, or 2.4%, from December 31, 2023. Total loans were up $275.3 million, or 4.9%, cash and cash equivalents were up $52.8 million, or 66.4%, and total securities were down $107.3 million, or 6.2%, compared to December 31, 2023. Total deposits at September 30, 2024 were up $178.0 million, or 2.8%, and borrowings were down $62.8 million, or 10.4%, from December 31, 2023.

Securities
As of September 30, 2024, the Company’s securities portfolio was $1.6 billion, or 20.3%, of total assets compared to $1.7 billion, or 22.1%, of total assets at year end 2023. The decrease in total securities was mainly due to principal runoff and maturities of debt securities during the first nine months of 2024, as cash flow was used to support loan growth. The following tables detail the composition of the securities portfolio:

Available-for-Sale Debt Securities
	September 30, 2024		December 31, 2023
(In thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
U.S. Treasuries	$85,036	$82,111	$114,418	$109,904
Obligations of U.S. Government sponsored entities	408,292	400,205	472,286	456,458
Obligations of U.S. states and political subdivisions	86,583	79,518	89,999	81,924
Mortgage-backed securities - residential, issued by
U.S. Government agencies	70,886	67,100	49,976	45,240
U.S. Government sponsored entities	757,108	677,953	819,303	720,830
U.S. corporate debt securities	2,500	2,392	2,500	2,294
Total available-for-sale debt securities	$1,410,405	$1,309,279	$1,548,482	$1,416,650

Held-to-Maturity Debt Securities
	September 30, 2024		December 31, 2023
(In thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
U.S. Treasuries	$86,103	$77,147	$86,266	$75,215
Obligations of U.S. Government sponsored entities	226,343	199,452	226,135	192,240
Total held-to-maturity debt securities	$312,446	$276,599	$312,401	$267,455

As of September 30, 2024, the available-for-sale debt securities portfolio had net unrealized losses, which reflects the amount that the amortized cost exceeds fair value, of $101.1 million compared to net unrealized losses of $131.8 million at December 31, 2023. The decrease in unrealized losses related to the available-for-sale debt securities portfolio reflects interest rate volatility in the market, the volume and rates associated with securities purchases, and maturities in 2024. Management’s policy is to purchase investment grade securities that on average have relatively short duration, which helps mitigate interest rate risk and provides sources of liquidity without significant risk to capital.

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

The Company determined that at September 30, 2024, all impaired available-for-sale and held-to-maturity debt securities were impaired because of changes in interest rates and levels of market liquidity, relative to when the investment securities were purchased, and not due to the credit worthiness of the underlying issuers. The Company does not have the intent to sell these securities and does not believe it is more likely than not that the Company will be required to sell these securities before a recovery of amortized cost. Therefore, the Company carried no ACL at September 30, 2024 and there was no credit loss expense recognized by the Company with respect to the securities portfolio during the three and nine months ended September 30, 2024.

Loans and Leases
Loans and leases as of the end of the third quarter and prior year-end period were as follows:

(In thousands)	9/30/2024	12/31/2023
Commercial and industrial
Agriculture	$90,146	$101,211
Commercial and industrial other	799,847	721,890
PPP loans	214	404
Subtotal commercial and industrial	890,207	823,505
Commercial real estate
Construction	371,022	303,406
Agriculture	209,342	221,670
Commercial real estate other	2,730,074	2,587,591
Subtotal commercial real estate	3,310,438	3,112,667
Residential real estate
Home equity	200,369	188,316
Mortgages	1,371,738	1,373,275
Subtotal residential real estate	1,572,107	1,561,591
Consumer and other
Indirect	337	841
Consumer and other	100,312	96,942
Subtotal consumer and other	100,649	97,783
Leases	13,094	15,383
Total loans and leases	5,886,495	5,610,929
Less: unearned income and deferred costs and fees	(5,234)	(4,994)
Total loans and leases, net of unearned income and deferred costs and fees	$5,881,261	$5,605,935

The below table shows a more detailed break-out of commercial real estate ("CRE") loans as of September 30, 2024 and December 31, 2023:

	9/30/2024		12/31/2023
(In thousands)	Balance	% CRE	Balance	% CRE
Construction	$371,022	11.21%	$303,406	9.75%
Multi-family/Single family real estate	630,252	19.04%	603,118	19.38%
Agriculture	209,342	6.32%	221,670	7.12%
Retail[1]	429,945	12.99%	425,871	13.68%
Hotels/motels	182,803	5.52%	167,408	5.38%
Office space[2]	234,843	7.09%	236,721	7.61%
Industrial[3]	229,532	6.93%	215,459	6.92%
Mixed Use	365,454	11.04%	349,985	11.24%
Medical[4]	149,241	4.51%	138,057	4.44%
Other	508,004	15.35%	450,972	14.49%
Total	$3,310,438	100.00%	$3,112,667	100.00%
[1]Retail included 2.68% and 2.88%, respectively, of owner occupied real estate at September 30, 2024 and December 31, 2023.
[2]Office space included 1.36% and 1.42%, respectively, of owner occupied real estate at September 30, 2024 and December 31, 2023.
[3]Industrial included 2.27% and 2.16%, respectively, of owner occupied real estate at September 30, 2024 and December 31, 2023.
[4]Medical included 2.45% and 2.69%, respectively, of owner occupied real estate at September 30, 2024 and December 31, 2023.

Total loans and leases of $5.9 billion at September 30, 2024 were up $275.3 million, or 4.9%, from December 31, 2023, mainly in the commercial real estate and commercial and industrial loan portfolios. As of September 30, 2024, total loans and leases represented 73.5% of total assets compared to 71.7% of total assets at December 31, 2023.

Residential real estate loans, including home equity loans, were $1.6 billion at September 30, 2024, up $10.5 million, or 0.7%, compared to December 31, 2023, and comprised 26.7% of total loans and leases at September 30, 2024.

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

During the first nine months of 2024 and 2023, the Company sold residential loans totaling $29.5 million and $3.2 million, respectively, recognizing gains of $701,000 and $86,000, respectively. These residential real estate loans were sold without recourse in accordance with standard secondary market loan sale agreements. When residential mortgage loans are sold, the Company typically retains all servicing rights, which provides the Company with a source of fee income. Mortgage servicing rights totaled $1.1 million at September 30, 2024, and $927,000 at December 31, 2023.

Commercial real estate loans and commercial and industrial loans totaled $3.3 billion and $890.2 million, respectively, and represented 56.3% and 15.1%, respectively, of total loans and leases as of September 30, 2024. The commercial real estate portfolio was up $197.8 million, or 6.4%, compared to December 31, 2023, while commercial and industrial loans were up $66.7 million, or 8.1%, compared to December 31, 2023.

As of September 30, 2024, agriculturally-related loans totaled $299.5 million, or 5.1%, of total loans and leases, compared to $322.9 million, or 5.8%, of total loans and leases at December 31, 2023. Agriculturally-related loans include loans to dairy farms and crop farms. Agriculturally-related loans are primarily made based on identified cash flows of the borrower with consideration given to underlying collateral, personal guarantees, and government related guarantees. Agriculturally-related loans are generally secured by the assets or property being financed or other business assets such as accounts receivable, livestock, equipment or commodities/crops.

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

The Allowance for Credit Losses
The below table represents the allowance for credit losses as of September 30, 2024 and December 31, 2023. The table provides, as of the dates indicated, an allocation of the allowance for credit losses for inherent loan losses by type. The allocation is neither indicative of the specific amounts or the loan categories in which future charge-offs may occur, nor is it an indicator of future loss trends. The allocation of the allowance for credit losses to each category does not restrict the use of the allowance to absorb losses in any category.

(In thousands)	9/30/2024	12/31/2023
Allowance for credit losses
Commercial and industrial	$7,614	$6,667
Commercial real estate	33,864	31,581
Residential real estate	12,376	11,700
Consumer and other	1,467	1,557
Finance leases	63	79
Total	$55,384	$51,584

As of September 30, 2024, the total allowance for credit losses was $55.4 million, up $3.8 million, or 7.4%, compared to December 31, 2023. The allowance for credit losses as a percentage of total loans measured 0.94% at September 30, 2024 compared to 0.92% at December 31, 2023. The increase in the allowance for credit losses from year-end 2023 reflects loan growth, mainly in commercial real estate and commercial loans; updates to model assumptions, including prepayment speeds, curtailment rates, and recovery lag; as well as updated economic forecasts for unemployment and gross domestic product for the quarter. A reserve totaling approximately $310,000 was added to the allowance during the second quarter of 2024 for one commercial relationship that was individually evaluated for impairment.

Asset quality measures at September 30, 2024 were generally favorable when compared with December 31, 2023. Nonperforming loans and leases were up $308,000, or 0.5%, compared to year end 2023 and represented 1.06% of total loans at September 30, 2024 compared to 1.11% at December 31, 2023. The allowance for credit losses covered 88.51% of nonperforming loans and leases at September 30, 2024, compared to 82.84% at December 31, 2023. Loans internally-classified Special Mention or Substandard were up $2.9 million, or 2.4%, compared to December 31, 2023.

Activity in the Company’s allowance for credit losses during the first nine months of 2024 and 2023 is illustrated in the table below:

Analysis of the Allowance for Credit Losses
(In thousands)	9/30/2024	9/30/2023
Average loans outstanding during period	$5,713,780	$5,314,221
Allowance at beginning of year, prior to adoption of ASU 2016-13	51,584	45,934
Impact of adopting ASU 2016-13	0	64
Balance of allowance at beginning of year	51,584	45,998
LOANS CHARGED-OFF:
Commercial and industrial	283	0
Residential real estate	0	2
Consumer and other	1,867	546
Total loans charged-off	$2,150	$548
RECOVERIES OF LOANS PREVIOUSLY CHARGED-OFF:
Commercial and industrial	29	67
Commercial real estate	6	1,238
Residential real estate	130	182
Consumer and other	336	192
Total loans recovered	$501	$1,679
Net loans charged-off (recovered)	1,649	(1,131)
Provision for credit losses related to loans	5,449	2,207
Balance of allowance at end of period	$55,384	$49,336
Allowance for credit losses as a percentage of total loans and leases	0.94%	0.91%
Annualized net charge-offs (recoveries) on loans to average total loans and leases during the period	0.04%	(0.03)%

As of September 30, 2024, the allowance for credit losses was $55.4 million and 0.94% of total loans and leases, compared to $51.6 million and 0.92% of total loans and leases at December 31, 2023 and $49.3 million and 0.91% of total loans and leases at September 30, 2023.

The provision for credit losses for loans was $3.2 million for the three months ended September 30, 2024, compared to $968,000 for the same period in 2023. For the nine month period ended September 30, 2024, the provision for credit losses for loans was $5.4 million compared to $2.2 million for the same period in 2023. The provision expense for credit losses for loans is based upon the Company's quarterly evaluation of the appropriateness of the allowance for credit losses. The increase in provision for credit losses for both the three and nine month periods ended September 30, 2024 was mainly driven by loan growth, increases in net charge-offs, updates to model assumptions, and reserves for one commercial relationship that was individually evaluated for impairment.

Net loan and lease charge-offs for the three and nine months ended September 30, 2024 were $912,0000 and $1.6 million, respectively, compared to net charge-offs of $171,000 and net recoveries of $1.1 million, respectively, for the same periods in 2023. The recoveries in the nine months ended September 30, 2023 were largely related to one commercial relationship.

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

For the three months ended September 30, 2024, the provision for credit losses for off-balance sheet credit exposures was a credit of $1.1 million compared to provision of $182,000 for the same period in 2023. For the nine month period ended September 30, 2024, the provision for credit losses for off-balance sheet credit exposures was a credit of $249,000 compared to provision expense of $371,000 for the same period in 2023. The decrease for both periods in 2024 over 2023 was mainly driven by updates to model assumptions related to average utilization rates for lines of credit.

Analysis of Past Due and Nonperforming Loans
(In thousands)	9/30/2024	12/31/2023	9/30/2023
Loans 90 days past due and accruing
Residential real estate	$5	$0	$1
Consumer and other	188	101	51
Total loans 90 days past due and accruing	$193	$101	$52
Nonaccrual loans
Commercial and industrial	$2,223	$2,273	$3,163
Commercial real estate	43,993	44,450	10,934
Residential real estate	16,013	15,172	16,924
Consumer and other	152	270	360
Total nonaccrual loans	$62,381	$62,165	$31,381
Total nonperforming loans and leases	$62,574	$62,266	$31,433
Other real estate owned	81	131	0
Total nonperforming assets	$62,655	$62,397	$31,433
Allowance as a percentage of nonperforming loans and leases	88.51%	82.84%	156.96%
Total nonperforming loans and leases as percentage of total loans and leases	1.06%	1.11%	0.58%
Total nonperforming assets as percentage of total assets	0.78%	0.80%	0.41%

Nonperforming assets include loans past due 90 days and accruing, nonaccrual loans, and foreclosed real estate/other real estate owned. Total nonperforming assets of $62.7 million at September 30, 2024 were up $258,000, or 0.4%, compared to December 31, 2023, and up $31.2 million, or 99.3%, compared to September 30, 2023. The increase in nonperforming assets at September 30, 2024 compared to September 30, 2023 was mainly due to the addition during the fourth quarter of 2023 of one relationship with two commercial real estate properties totaling approximately $33.3 million included in the office space and mixed use properties portion of the commercial real estate portfolio. Nonperforming assets represented 0.78% of total assets at September 30, 2024, down from 0.80% at December 31, 2023, and up from 0.41% at September 30, 2023. Our peer group's average ratio of nonperforming assets to total assets was 0.50% at June 30, 2024.

The Company adopted ASU 2022-02 Financial Instruments - Credit Losses (Topic 326), effective January 1, 2023. This standard eliminated the previous troubled debt restructuring accounting model and replaced it with guidance and disclosure requirements for identifying modifications to loans to borrowers experiencing financial difficulty. Modifications to borrowers experiencing financial difficulty may include interest rate reductions, principal or interest forgiveness, forbearances, term extensions, and other actions intended to minimize economic loss and to avoid foreclosure or repossession of collateral. At September 30, 2024, the Company had $4.5 million of modifications to borrowers experiencing financial difficulty.

In general, the Company places a loan on nonaccrual status if principal or interest payments become 90 days or more past due and/or management deems the collectability of the principal and/or interest to be in question, as well as when required by applicable regulations. Although on nonaccrual status, the Company may continue to receive payments on these loans. These payments are generally recorded as a reduction to principal, and interest income is recorded only after principal recovery is reasonably assured.

The ratio of the allowance to nonperforming loans and leases (loans past due 90 days and accruing, and nonaccrual loans) was 88.51% at September 30, 2024, compared to 82.84% at December 31, 2023, and 156.96% at September 30, 2023. The Company’s nonperforming loans and leases are mostly comprised of collateral dependent loans with limited exposure or loans that require limited specific reserve due to the level of collateral available with respect to these loans and/or previous charge-offs.

The Company, through its internal loan review function, identified 14 commercial relationships from the loan portfolio totaling $23.5 million at September 30, 2024, that were potential problem, or Substandard, loans. At December 31, 2023, the Company had identified 17 relationships totaling $26.0 million that were potential problem loans. Of the 14 relationships at September 30, 2024 that were Substandard, there were 3 relationships that equaled or exceeded $1.0 million, which in aggregate totaled $19.6 million, the largest of which was $16.3 million. The Company continues to monitor these potential problem relationships; however, management cannot predict the extent to which changing economic conditions or other factors may further impact borrowers. These loans remain in a performing status due to a variety of factors, including payment history, the value of collateral supporting the credits, and government guarantees. These factors, when considered in the aggregate, give management reason to believe that the current risk exposure on these loans does not warrant accounting for these loans as nonperforming. However, these loans do exhibit certain risk factors, which have the potential to cause them to become nonperforming. Accordingly, management's attention is focused on these credits, which are reviewed on at least a quarterly basis.

Capital
Total equity was $721.3 million at September 30, 2024, an increase of $51.4 million, or 7.7%, from December 31, 2023.

Additional paid-in capital increased by $2.6 million, or 0.9%, from $297.2 million at December 31, 2023, to $299.7 million at September 30, 2024. The increase was primarily attributable to $2.7 million related to stock-based compensation.

Retained earnings increased by $24.9 million, or 5.0%, from $501.5 million at December 31, 2023, to $526.4 million at September 30, 2024, mainly reflecting net income of $51.2 million for the year-to-date period ended September 30, 2024, reduced by dividends paid of $26.2 million.

Accumulated other comprehensive loss decreased from a net loss of $125.0 million at December 31, 2023, to a net loss of $101.2 million at September 30, 2024, reflecting a $23.2 million decrease in unrealized losses on available-for-sale debt securities due to changes in market interest rates; and a $622,000 decrease related to post-retirement benefit plans.

Cash dividends paid in the first nine months of 2024 totaled approximately $26.2 million, or $1.82 per common share, representing 51.2% of year to date 2024 earnings through September 30, 2024, compared to cash dividends of $26.0 million, or $1.80 per common share paid in the first nine months of 2023. Cash dividends per share during the first nine months of 2024 were up 1.1% over the same period in 2023.

The Company and its subsidiary bank are subject to various regulatory capital requirements administered by Federal bank regulatory agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material adverse effect on the Company’s business, results of operation and financial condition. Under capital adequacy guidelines and the regulatory framework for prompt corrective action (PCA), banks must meet specific guidelines that involve quantitative measures of assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. Capital amounts and classifications of the Company and its subsidiary banks are also subject to qualitative judgments by regulators concerning components, risk weightings, and other factors. Quantitative measures established by regulation to ensure capital adequacy require the maintenance of minimum amounts and ratios of common equity Tier 1 capital, Total capital and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. Management believes that the Company and its subsidiary bank met, as of September 30, 2024, all capital adequacy requirements to which they are subject.

The following table provides a summary of the Company’s capital ratios as of September 30, 2024:

Regulatory Capital Analysis
September 30, 2024	Actual		Minimum Capital Required - Basel III Fully Phased-In		Well Capitalized Requirement
(dollar amounts in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk weighted assets)	$786,195	13.21%	$624,857	10.50%	$595,102	10.00%
Tier 1 Capital (to risk weighted assets)	727,296	12.22%	505,836	8.50%	476,081	8.00%
Tier 1 Common Equity (to risk weighted assets)	727,296	12.22%	416,571	7.00%	386,816	6.50%
Tier 1 Capital (to average assets)	727,296	9.19%	316,428	4.00%	395,535	5.00%

As of September 30, 2024, the Company’s capital ratios exceeded the minimum required capital ratios plus the fully phased-in capital conservation buffer, and the minimum required capital ratios for well capitalized institutions. The capital levels required to be considered well capitalized, presented in the above table, are based upon prompt corrective action regulations, as amended to reflect the changes under Basel III Capital Rules.

Total capital as a percent of risk weighted assets decreased to 13.2% at September 30, 2024, compared with 13.4% at December 31, 2023. Tier 1 capital as a percent of risk weighted assets declined to 12.2% at September 30, 2024 compared to 12.4% at December 31, 2023. Tier 1 capital as a percent of average assets was 9.2% at September 30, 2024, up from 9.1% as of December 31, 2023. Common equity Tier 1 capital was 12.2% at September 30, 2024, down from 12.4% at December 31, 2023. The decrease in the capital ratios at September 30, 2024, compared to December 31, 2023 was mainly a result of growth in loan portfolio over the period exceeding growth in capital.

As of September 30, 2024, the capital ratios for the Company’s subsidiary bank also exceeded the minimum required capital ratios for well capitalized institutions, plus the fully phased-in capital conservation buffer.

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

Deposits and Other Liabilities
Total deposits of $6.6 billion at September 30, 2024 were up $178.0 million, or 2.8%, compared to December 31, 2023,and were down $45.5 million, or 0.7%, compared to September 30, 2023. The increase from year-end 2023 was in checking, money market and savings, which were up $170.2 million, or 4.9%, and time deposits, which were up $44.0 million, or 4.4%. The increase was mainly in municipal deposits and reflects seasonal inflows related to collection of tax receipts.

The most significant source of funding for the Company is core deposits. The Company defines core deposits as total deposits less time deposits of $250,000 or more, brokered deposits, municipal money market deposits, and reciprocal deposit relationships with municipalities. Core deposits increased by $155.3 million, or 3.0%, from year-end 2023, to $5.3 billion at September 30, 2024. Core deposits at September 30, 2024 were down $81.7 million, or 1.5%, from September 30, 2023. Core deposits represented 81.3% of total deposits at September 30, 2024, compared to 81.1% of total deposits at December 31, 2023 and 81.9% at September 30, 2023.

The Company uses both retail and wholesale repurchase agreements. Retail repurchase agreements are arrangements with local customers of the Company, in which the Company agrees to sell securities to the customer with an agreement to repurchase those securities at a specified later date. Retail repurchase agreements totaled $67.5 million at September 30, 2024, and $51.0 million at December 31, 2023. Management generally views retail repurchase agreements as an alternative to large time deposits.

The Company’s other borrowings totaled $539.3 million at September 30, 2024, down $62.8 million, or 10.4%, from $602.1 million at December 31, 2023. The decrease in other borrowings was mainly due to increased deposit balances. Borrowings at September 30, 2024 consisted of $300.0 million in overnight FHLB advances and $239.3 million of FHLB term advances, compared to $477.1 million in FHLB overnight advances and $125.0 million of FHLB term advances at year end 2023. Of the $239.3 million in FHLB term advances at September 30, 2024, $94.3 million was due to mature in less than one year and $145.0 million was due to mature in over one year.

Liquidity
The objective of liquidity management is to ensure the availability of adequate funding sources to satisfy anticipated demand for credit, deposit withdrawals, and business investment opportunities. The Company’s large, stable core deposit base and strong capital position are the foundation for the Company’s liquidity position. The Company uses a variety of resources to meet its liquidity needs, which include deposits, cash and cash equivalents, short-term investments, cash flow from lending and investing activities, repurchase agreements, and borrowings. The Company’s Asset/Liability Management Committee monitors asset and liability positions of the Company’s subsidiary bank individually and on a combined basis. The Committee reviews periodic reports on liquidity and interest rate sensitivity positions. Comparisons with industry and peer groups are also monitored. The Company’s strong reputation in the communities it serves, along with its strong financial condition, provides access to numerous sources of liquidity as described below. Management believes these diverse liquidity sources provide sufficient means to meet all demands on the Company’s liquidity that are reasonably likely to occur. Management measures liquidity, including the level of cash, unencumbered securities, and the availability of dependable borrowing sources. The Board has set a policy limit stating that reliable sources of liquidity should remain in excess of 6% of total assets. The ratio was 18.0% at September 30, 2024 compared to 18.3% of assets at December 31, 2023.

Core deposits, discussed above under "Deposits and Other Liabilities", are a primary and low cost funding source obtained primarily through the Bank's branch network. In addition to core deposits, the Company uses non-core funding sources to support asset growth. These non-core funding sources include time deposits of $250,000 or more, municipal money market deposits, reciprocal deposits, bank borrowings, securities sold under agreements to repurchase and overnight and term advances from the FHLB. Rates and terms are the primary determinants of the mix of these funding sources. Non-core funding sources of $1.8 billion at September 30, 2024 decreased $23.5 million, or 1.3%, as compared to December 31, 2023. Non-core funding sources, as a percentage of total liabilities, were 25.3% at September 30, 2024, compared to 26.1% at December 31, 2023.

Non-core funding sources may require securities to be pledged against the underlying liability. Securities held with a carrying value of $1.1 billion at September 30, 2024 and $1.0 billion at December 31, 2023, were either pledged or sold under agreements to repurchase. Pledged securities represented 63.5% of total securities at September 30, 2024, compared to 54.8% of total securities at December 31, 2023.

Cash and cash equivalents totaled $132.3 million as of September 30, 2024 which increased from $79.5 million at December 31, 2023. Short-term investments, consisting of securities due in one year or less, increased from $98.7 million at December 31, 2023, to $108.6 million at September 30, 2024.

Cash flow from the loan and investment portfolios provides a significant source of liquidity. These assets may have stated maturities in excess of one year, but have monthly principal reductions. Total mortgage-backed securities, at fair value, were $745.1 million at September 30, 2024 compared with $766.1 million at December 31, 2023. Outstanding principal balances of residential mortgage loans, consumer loans, and leases totaled approximately $1.7 billion at September 30, 2024, up $11.1 million, or 0.7% compared with December 31, 2023. Aggregate amortization from monthly payments on these assets provides significant additional cash flow to the Company.

The Company's liquidity is enhanced by ready access to national and regional wholesale funding sources including Federal funds purchased, repurchase agreements, brokered deposits, and FHLB advances. Through its subsidiary bank, the Company has borrowing relationships with the FHLB and correspondent banks, which provide secured and unsecured borrowing capacity. As members of the FHLB, the Company can use certain unencumbered mortgage-related assets and securities to secure borrowings from the FHLB. At September 30, 2024, the established borrowing capacity with the FHLB was $1.4 billion, or 18.0% of total assets, with available unencumbered mortgage-related assets of $769.5 million. Additional assets may also qualify as collateral for FHLB advances, upon approval of the FHLB. Through various programs at the Federal Reserve Bank, the Company has the ability to use certain unencumbered mortgage-related assets and securities to secure borrowings from the Federal Reserve Bank's Discount Window. At September 30, 2024 the available borrowing capacity with the Federal Reserve Bank was $142.1 million, secured by loans. In addition to the available borrowing lines at the FHLB and Federal Reserve Bank, the Company maintains $508.7 million of unencumbered securities which could be pledged to further enhance secured borrowing capacity.

Non-GAAP Disclosure

The tables below disclose non-GAAP financial measures. The Company believes the non-GAAP measures provide meaningful comparisons of our underlying operational performance and facilitate management's and investors' assessments of business and performance trends. These non-GAAP financial measures should not be considered in isolation or as a measure of the Company's profitability or liquidity; they are in addition to, and are not a substitute for, financial measures under GAAP. The non-GAAP financial measures presented herein may be different from non-GAAP financial measures used by other companies, and may not be comparable to similarly titled measures reported by other companies. Non-GAAP financial measures have limitations since they do not reflect all of the amounts associated with the Company's results of operations as determined in accordance with GAAP.

The following table summarizes the Company's results of operations on a GAAP basis and on an operating (non-GAAP) basis for the periods indicated by excluding the effects of sales of available-for-sale debt securities at a loss during the three and nine months ended September 30, 2023.

Reconciliation of Net Income Available to Common Shareholders/Diluted Earnings Per Share (GAAP) to Net Operating Income Available to Common Shareholders/Adjusted Diluted Earnings Per Share (Non-GAAP); Return on Average Assets and Return on Average Equity (GAAP) to Adjusted Return on Average Assets, Adjusted Return on Average Equity, and Adjusted Operating Return on Average Tangible Common Equity (Non-GAAP)
	Three Months Ended		Nine Months Ended
(In thousands, except per share data)	9/30/2024	9/30/2023	9/30/2024	9/30/2023
Net income
Net income (loss) (GAAP)	$18,638	$(33,354)	$51,192	$(5,498)
(Gain) loss on sale of investment securities	(85)	62,967	(65)	70,019
Less: Tax effect of gain (loss) on sale of investment securities	(21)	15,427	(16)	17,155
Adjusted net income (non-GAAP)	18,574	14,186	51,143	47,366

Basic earnings per share
Net income (loss) (GAAP)	$18,638	$(33,354)	$51,192	$(5,498)
Adjusted net income (non-GAAP)	18,574	14,186	51,143	47,366
Loss attributable to unvested stock based compensation awards	0	(8)	0	(34)
Weighted average basic shares	14,215,607	14,185,763	14,214,012	14,274,929
Basic earnings per share	$1.31	$(2.35)	$3.60	$(0.39)
Adjusted basic earnings per share (non-GAAP)	$1.31	$1.00	$3.60	$3.32

Diluted earnings per share
Net income (loss) (GAAP)	$18,638	$(33,354)	$51,192	$(5,498)
Adjusted net income (non-GAAP)	18,574	14,186	51,143	47,366
Loss attributable to unvested stock based compensation awards	0	(8)	0	(34)
Weighted average diluted shares	14,283,255	14,224,748	14,253,728	14,319,835
Diluted earnings per share	$1.30	$(2.35)	$3.59	$(0.39)
Adjusted diluted earnings per share (non-GAAP)	$1.30	$1.00	$3.59	$3.31

Return on average assets
Net income (loss) (GAAP)	$18,638	$(33,354)	$51,192	$(5,498)
Adjusted net income (non-GAAP)	18,574	14,186	51,143	47,366
Average total assets	7,914,924	7,629,876	7,842,303	7,633,142
Return on average assets (GAAP)	0.94%	(1.73)%	0.87%	(0.10)%
Adjusted return on average assets (non-GAAP)	0.93%	0.74%	0.87%	0.83%

Return on average equity
Net income (loss) (GAAP)	$18,638	$(33,354)	$51,192	$(5,498)
Adjusted net income (non-GAAP)	18,574	14,186	51,143	47,366
Average total equity	696,532	634,980	675,495	638,928
Return on average equity (GAAP)	10.65%	(20.84)%	10.12%	(1.15)%
Adjusted return on average equity (non-GAAP)	10.61%	8.86%	10.11%	9.91%

The table below shows a reconciliation of common equity book value per share to tangible common equity. Tangible common equity, a non-GAAP financial measure, is total stockholders' equity less intangible assets. Tangible book value per share, a non-GAAP financial measure, is tangible common equity divided by total shares issued and outstanding. These measures adjust common equity per share to exclude the effects of goodwill and intangible amortization expense on earnings, equity, and capital.

Reconciliation of Tangible Book Value Per Share (non-GAAP) to Common Equity Book Value Per Share (GAAP)
	Quarter-Ended	Year-ended
(In thousands, except share and per share data)	9/30/2024	12/31/2023
Total common equity (GAAP)	$719,855	$668,522
Less: Goodwill and intangibles	93,760	94,003
Tangible common equity (Non-GAAP)	626,095	574,519
Ending shares outstanding	14,394,255	14,405,920
Common equity per share (GAAP)	$50.01	$46.41
Tangible book value per share (Non-GAAP)	$43.50	$39.88

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

The Company’s Board of Directors has set a policy that interest rate risk exposure will remain within a range whereby net interest income will not decline by more than 10% in one year as a result of a 100 basis point parallel change in rates. Based upon the most recent simulation analysis performed as of August 31, 2024, a 200 basis point parallel upward change in interest rates over a one-year time frame would result in a one-year decrease in net interest income from the base case of approximately 4.2%, while a 200 basis point parallel decline in interest rates over a one-year period would result in a one year increase in net interest income of 4.1% from the base case. This simulation assumes no balance sheet growth, no changes in balance sheet mix, deposit rates move in a manner that reflects the historical relationship between deposit rate movement and changes in Federal funds rate, and no management action to address balance sheet mismatches.

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

The most recent simulation of a base case scenario, which in addition to the above assumptions, also assumes interest rates remain unchanged from the date of the simulation, reflects net interest income trending higher over the next 24 months, with a 10% increase in net interest income in year two of the simulation as compared to year one.

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

In addition to the simulation analysis, management uses an interest rate gap measure. The table below is a Condensed Static Gap Report, which illustrates the anticipated repricing intervals of assets and liabilities as of September 30, 2024. The Company’s one-year net interest rate gap was a negative $557.4 million, or 6.96%, of total assets at September 30, 2024, compared with a negative $836.6 million, or 10.70%, of total assets at December 31, 2023. A negative gap position exists when the amount of interest-bearing liabilities maturing or repricing exceeds the amount of interest-earning assets maturing or repricing within a particular time period. This analysis suggests that the Company’s net interest income contains a higher degree of risk in a rising rate environment over the next 12 months. An interest rate gap measure could be affected by external factors such as a rise or decline in interest rates, loan or securities prepayments, and deposit withdrawals.

Condensed Static Gap - September 30, 2024			Repricing Interval
(In thousands)	Total	0-3 months	3-6 months	6-12 months	Cumulative 12 months
Interest-earning assets[1]	$7,657,795	$1,320,987	$365,171	$585,489	$2,271,647
Interest-bearing liabilities	5,303,882	2,186,357	335,146	307,562	2,829,065
Net gap position		$(865,370)	$30,025	$277,927	$(557,418)
Net gap position as a percentage of total assets		(10.81)%	0.38%	3.47%	(6.96)%
 1 Balances of available securities are shown at amortized cost

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2024.

Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this Report on Form 10-Q, the Company's disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting
There were no changes in the Company's internal control over financial reporting that occurred during the quarter ended September 30, 2024, that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

The Company is subject to various claims and legal actions that arise in the ordinary course of conducting business. As of September 30, 2024, management, after consultation with legal counsel, does not anticipate that the aggregate ultimate liability arising out of litigation pending or threatened against the Company or its subsidiaries will be material to the Company's consolidated financial position. On at least a quarterly basis, the Company assesses its liabilities and contingencies in connection with such legal proceedings. Although the Company does not believe that the outcome of pending litigation will be material to the Company's consolidated financial position, it cannot rule out the possibility that such outcomes will be material to the consolidated results of operations for a particular reporting period in the future.

Item 1A. Risk Factors

There have been no material changes in the risk factors previously disclosed under Item 1A. in the Company's Annual Report on Form 10-K, for the fiscal year ended December 31, 2023.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
	(a)	(b)	(c)	(d)
July 1, 2024 through July 31, 2024	3,159	$48.53	0	400,000
August 1, 2024 through August 31, 2024	2,629	58.85	0	400,000
September 1, 2024 through September 30, 2024	0	0.00	0	400,000
Total	5,788	$53.21	0	400,000

Included in the table above are 3,159 shares purchased in July 2024, at an average cost of $48.53, and 992 shares purchased in August 2024, at an average cost of $58.84, by the trustee of the rabbi trust established by the Company under the Company’s Stock Retainer Plan For Eligible Directors of Tompkins Financial Corporation and Participating Subsidiaries (the "Director Retainer Plan"), which were part of the director deferred compensation under that plan. In addition, the table includes 1,637 shares delivered to the Company in August 2024 at an average cost of $58.85 to satisfy mandatory tax withholding requirements upon vesting of restricted stock under the Company's 2019 Equity Plan.

On July 20, 2023, the Company’s Board of Directors authorized a share repurchase plan (the “2023 Repurchase Plan”) under which the Company may repurchase up to 400,000 shares of the Company’s common stock over the 24 months following adoption of the plan. Shares may be repurchased from time to time under the 2023 Repurchase Plan in open market transactions at prevailing market prices, in privately negotiated transactions, or by other means in accordance with federal securities laws, and the repurchase program may be suspended, modified or terminated by the Board of Directors at any time for any reason. As of September 30, 2024, no shares have been repurchased under the 2023 Repurchase Plan.

Recent Sales of Unregistered Securities

On July 5, 2024, we issued an aggregate of 1,253 shares of our common stock to non-employee members of our Board of Directors who elected to receive all or a portion of their quarterly director retainer fees in Company stock pursuant to the Director Retainer Plan. These shares were valued based on the closing market price per share of our common stock of $46.27 on July 5, 2024, for an aggregate value of $57,976. The shares were issued to our non-employee directors in private transactions exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

(a)

None

(b)

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
** Attached as Exhibit 101 to this report are the following formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Condition as of September 30, 2024 and December 31, 2023; (ii) Consolidated Statements of Income for the three and nine months ended September 30, 2024 and 2023; (iii) Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2024 and 2023; (iv) Consolidated Statements of Cash Flows for the nine months ended September 30, 2024 and 2023; (v) Consolidated Statements of Changes in Shareholders' Equity for the three and nine months ended September 30, 2024 and 2023; and (vi) Notes to Unaudited Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 06, 2024

TOMPKINS FINANCIAL CORPORATION

By:	/s/ Stephen S. Romaine
Stephen S. Romaine
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Matthew D. Tomazin
Matthew D. Tomazin
Executive Vice President, Chief Financial Officer, and Treasurer
(Principal Financial Officer)