Form 10-K
period 2024-12-31
TOMPKINS FINANCIAL CORP
filed 2025-02-28
CIK 1005817

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b))by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). [ ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒.
The aggregate market value of the registrant’s common stock held by non-affiliates was $674.3 million on June 28, 2024, based on the closing sales price of a share of the registrant’s common stock, $.10 par value (the "Common Stock"), as reported on the NYSE American, on such date.
The number of shares of the registrant’s Common Stock outstanding as of February 21, 2025, was 14,434,461 shares.

DOCUMENTS INCORPORATED BY REFERENCE
 Portions of the registrant’s definitive Proxy Statement relating to its 2025 Annual Meeting of stockholders, to be held on May 13, 2025, are incorporated by reference into Part III of this Form 10-K where indicated.

TOMPKINS FINANCIAL CORPORATION

Annual Report on Form 10-K
For the Fiscal Year Ended December 31, 2024

Glossary of Abbreviations and Acronyms

The acronyms and abbreviations identified below are used throughout this report, including the Notes to Consolidated Financial Statements. You may find it helpful to refer to this page as you read this report. All references in the glossary to laws are to those laws as amended from time to time.

Term	Definition
ACL	Allowance for credit losses
AFS	Available for sale
AMLA	Anti-Money Laundering Act of 2020
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
BHC Act	Bank Holding Company Act of 1956
BOLI	Bank owned life insurance
BSA	Bank Secrecy Act of 1970
CECL	Current Expected Credit Losses
CFPB	Consumer Financial Protection Bureau
CRA	Community Reinvestment Act
CRE	Commercial real estate
DIF	Deposit Insurance Fund
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010
ECL	Expected credit losses
ERISA	Employee Retirement Income Security Act of 1974
ESOP	Employee Stock Ownership Plan
Exchange Act	Securities Exchange Act of 1934
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
FHLB	Federal Home Loan Bank
FHLBNY	Federal Home Loan Bank of New York
FHLMC	Federal Home Loan Mortgage Corporation
Finance Agency	Federal Home Loan Finance Agency
FRB	Federal Reserve Board
GAAP	U.S. Generally Accepted Accounting Principles
GLBA	Gramm-Leach-Bliley Act of 1999
HTM	Held to maturity
LIHTC	Low income housing tax credit
NYSDFS	New York State Department of Financial Services
OREO	Other real estate owned
PCA	Prompt corrective action
PCD	Purchased with credit deterioration
PCI	Purchased credit impaired
Regulatory Relief Act	Economic Growth, Regulatory Relief, and Consumer Protection Act of 2018
ROU	Right-of-use
Sarbanes-Oxley	Sarbanes-Oxley Act of 2002
SBIC	Small business investment companies
SEC	Securities and Exchange Commission
Securities Act	Securities Act of 1933
SERP	Supplemental employee retirement plan
SONYMA	State of New York Mortgage Agency
TDR	Troubled debt restructuring
Tompkins Annual Report	Tompkins Annual Report on Form 10-K for the year ended December 31, 2024
Tompkins Insurance	Tompkins Insurance Agencies, Inc.
Tompkins or the Company	Tompkins Financial Corporation

PART I

Item 1. Business

The disclosures set forth in this Item 1. Business are qualified by the section captioned "Forward-Looking Statements" in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Report and other cautionary statements set forth elsewhere in this Report.

General

Tompkins Financial Corporation ("Tompkins" or the "Company") is headquartered in Ithaca, New York and is registered as a Financial Holding Company with the Federal Reserve Board under the Bank Holding Company Act of 1956, as amended. The Company is a locally-oriented, community-based financial services organization that offers a full array of products and services, including commercial and consumer banking, leasing, trust and investment management, financial planning and wealth management, and insurance services. At December 31, 2024, the Company had one wholly-owned banking subsidiary, Tompkins Community Bank. Banking services consist primarily of attracting deposits from the areas served by Tompkins Community Bank's 54 banking offices (38 offices in New York and 16 offices in Pennsylvania), and using those deposits to originate a variety of commercial loans, agricultural loans, consumer loans, real estate loans, and leases in those same areas. Tompkins Community Bank provides a full array of trust and wealth management services under the Tompkins Financial Advisors brand, including investment management, trust and estate, financial and tax planning as well as life, disability and long-term care insurance services. The Company also has a wholly-owned insurance agency subsidiary, Tompkins Insurance Agencies, Inc. ("Tompkins Insurance"). The Company’s principal offices are located at 118 E. Seneca St., P.O. Box 460, Ithaca, New York, 14850, and its telephone number is (888) 503-5753. The Company’s common stock is traded on the NYSE American under the symbol "TMP."

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

The Company also has defined strategic initiatives around digital delivery of services to meet the changing needs of client expectations, while maintaining our commitment to excellence in the delivery of personal service when self-serve options are unable to meet the needs of our clients. Our strategy includes a focus on building a scalable foundation based on a continuous improvement approach necessary for our long-term success. This foundation includes investments in automation, analytics and security to drive ongoing consistency, efficiency, and security in our operations. We also recognize the need to develop and acquire talent that is well prepared to succeed in our changing industry. Initiatives in this area include a focus on characteristics such as collaboration, innovation and agility.

Narrative Description of Business

The Company has identified three business segments, consisting of banking, insurance and wealth management.

Banking services consist primarily of attracting deposits from the areas served by the Company’s banking subsidiary and using those deposits to originate a variety of commercial loans, agricultural loans, consumer loans, real estate loans, and leases in those same areas. The Company’s lending function is managed within the guidelines of a comprehensive Board of Directors-approved lending policy. Policies and procedures are reviewed on a regular basis. Reporting systems are in place to provide management with ongoing information related to loan production, loan quality, concentrations of credit, loan delinquencies and nonperforming and potential problem loans. The Company has an independent third party loan review process that samples, reviews, and validates the risk identification and assessment made by the lenders and credit personnel. The results of these reviews are presented to the Board of Directors of the Company’s banking subsidiary, and the bank's Credit Oversight Committee.

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

The Company has operated its insurance agency subsidiary, Tompkins Insurance, since 2001. Insurance services include property and casualty insurance, employee benefit consulting, life, long-term care and disability insurance. Tompkins Insurance is headquartered in Batavia, New York. Over the years, Tompkins Insurance has acquired smaller insurance agencies in the market areas served by Tompkins Community Bank and successfully consolidated them into Tompkins Insurance. Tompkins Insurance offers services to customers of Tompkins Community Bank by sharing offices with Tompkins Community Bank. In addition to these shared offices, Tompkins Insurance has four stand-alone offices in Western New York.

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

 Subsidiaries

Tompkins Community Bank
Tompkins Community Bank operates 54 branches, 38 branches in New York, and 16 located in Pennsylvania. Tompkins has operated in Ithaca, New York and surrounding communities since 1836. Tompkins Community Bank provides wealth management services through Tompkins Financial Advisors, a division of Tompkins Community Bank. As of December 31, 2024, Tompkins Community Bank had consolidated total assets of $8.1 billion, consolidated total loans of $6.0 billion, and consolidated total deposits of $6.5 billion. A description of markets served by Tompkins Community Bank are included below:

Tompkins Central New York ("CNY")
We operate 12 branches in our CNY market, with the largest market area being Tompkins County, which has a population of approximately 104,000. Education plays a significant role in the Tompkins County economy with Cornell University and Ithaca College being two of the county’s major employers. Tompkins Community Bank has a full-service office in Cortland, New York and a full-service office in Auburn, New York. Both of these offices are located in counties contiguous to Tompkins County. Tompkins Community Bank also has two full-service branches in Fayetteville and Syracuse, New York which are located in Onondaga County.
Tompkins Western New York ("WNY")
We operate 14 banking offices in our WNY market, in towns situated in and around the areas commonly known as the Genesee Valley region of New York State. The main business office for WNY is located in Batavia, New York and is shared with Tompkins Insurance. Our WNY market is a six-county market, much of which is rural in nature, but also includes Monroe County (population approximately 748,000), where the city of Rochester is located, and Erie County (population approximately 946,000) located near Buffalo, New York. The population of the counties in our WNY market, other than Monroe and Erie, is approximately 198,000.

Tompkins Hudson Valley New York ("HV")
We operate 12 banking offices in our HV market. The 12 banking offices include 4 full-service offices in Putnam County, New York, 3 full-service offices in Dutchess County, New York, and 5 full-service offices in Westchester County, New York. Putnam County has a population of approximately 98,000 and is about 60 miles north of Manhattan. Dutchess County has a population of approximately 297,000, and Westchester County has a population of approximately 991,000.

Tompkins Pennsylvania ("PA")
We operate 16 banking offices in Pennsylvania, including one limited-service office. The 16 banking offices include 10 offices in Berks County, 3 offices in Montgomery County, 1 office in Philadelphia County, 1 office in Delaware County and 1 office in Schuylkill County. The population of the counties served by PA is Philadelphia: 1.6 million, Montgomery: 869,000, Delaware: 577,000, Berks: 433,000 and Schuylkill: 144,000. The main office is located in Wyomissing, Pennsylvania.
Tompkins Insurance Agencies, Inc.
Tompkins Insurance is headquartered in Batavia, New York. Insurance services include property and casualty insurance, employee benefit consulting, and life, long-term care and disability insurance. Tompkins Insurance offers services to customers of the Tompkins Community Bank by sharing offices within Western New York, Central New York and Pennsylvania. In addition to these shared offices, Tompkins Insurance has four stand-alone offices in Western New York.

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

Regulatory Reform
Legislation, some of which may be extensive and comprehensive in nature, is introduced in Congress and New York's legislature from time to time. Such legislation may change applicable statutes and the operating environment in substantial and unpredictable ways. We cannot determine the ultimate effect that future legislation or implementing regulations would have upon our financial condition or upon our results of operations or the results of operations of any of our subsidiaries.

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

Volcker Rule
The Dodd-Frank Act required the federal financial regulatory agencies to adopt rules that prohibit banks and their affiliates from engaging in proprietary trading and investing in certain covered funds. The statutory provision is commonly called the "Volcker Rule," and is not applicable to depository institutions and their holding companies whose total assets do not exceed $10 billion. As of December 31, 2024, the Company's total assets on a consolidated basis were $8.1 billion.

Federal Bank Holding Company ("BHC") Regulation
We are a bank holding company subject to regulation under the BHC Act and the examination and reporting requirements of the FRB. In general, the BHC Act limits the business of bank holding companies to banking, managing or controlling banks, and other activities that the FRB has determined to be closely related to banking. In addition, we have elected to be treated as a financial holding company under the BHC Act and therefore may engage in any activity, or acquire and retain the shares of a company engaged in any activity, that is either (i) financial in nature or incidental to such financial activity (as determined by the FRB in consultation with the Secretary of the Treasury) or (ii) complementary to a financial activity and does not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally (as solely determined by the FRB), without prior approval of the FRB.

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

Share Repurchases and Dividends
The ability of the Company to pay dividends on or to repurchase its common stock, and the ability of Tompkins Community Bank to pay dividends to the Company, may be restricted due to several factors including: (a) applicable federal and state banking codes, (b) covenants contained in our borrowing agreements (as applicable), and (c) the regulatory authority of the FRB, the FDIC, and the NYSDFS. Our ability to pay dividends to our stockholders or to repurchase shares of our common stock is also subject to restrictions set forth in the New York Business Corporation Law.

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

In connection with any decision regarding dividends and share repurchase programs, our Board will take into account general business conditions, our financial results, projected cash flows, capital requirements, contractual, legal and regulatory restrictions on the payment of dividends by Tompkins Community Bank to the Company, and such other factors as deemed relevant. We can provide no assurance that we will continue to declare dividends on a quarterly basis, or otherwise, or to repurchase shares of our common stock. The declaration of dividends by the Company is subject to the discretion of our Board.

The Company's primary source of liquidity is the receipt of cash dividends from Tompkins Community Bank. Various statutes and regulations limit the availability of cash dividends from Tompkins Community Bank and the dividends paid by Tompkins Community Bank are regulated by the NYSDFS and the FDIC under their general supervisory authority as it relates to a bank's capital requirements. Tompkins Community Bank may declare a dividend without the approval of the NYSDFS and FDIC as long as the total dividends declared in a calendar year do not exceed its net income for the current fiscal year, plus the retained net income for the prior two fiscal years.

Transactions with Affiliates and Other Related Parties
Transactions between Tompkins Community Bank and its affiliates are regulated under federal banking law. Subject to certain exceptions set forth in the Federal Reserve Act and its implementing regulations, found in FRB Regulation W, a bank may enter into "covered transactions" with its affiliates if the aggregate amount of the covered transactions with any single affiliate does not exceed 10 percent of the bank's capital stock and surplus or 20 percent of the bank's capital stock and surplus for covered transactions with all affiliates. Covered transactions include, among other things, extension of credit, the investment in securities, the purchase of assets, the acceptance of collateral or the issuance of a guaranty. The Dodd-Frank Act significantly expanded the coverage and scope of the limitations on affiliate transactions within a banking organization. Additionally, most transactions that a bank engages in with an affiliate, including where an affiliate performs a service for the bank, must be on similar terms and conditions as the bank would agree to with a non-affiliate.

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

Mergers and Acquisitions
The BHC Act, the Bank Merger Act, the Change in Bank Control Act and other federal and state statutes regulate acquisitions of interests in commercial banks. The BHC Act requires the prior approval of the FRB for the direct or indirect acquisition by a bank holding company of more than 5.0% of the voting shares of a commercial bank or its parent holding company and for a person, other than a bank holding company, to acquire 25% or more of any class of voting securities of a bank or bank holding company. Under the Bank Merger Act, the prior approval of the appropriate bank regulatory agencies is required for a member bank to merge with another bank or purchase the assets or assume the deposits of another bank. In reviewing applications seeking approval of merger and acquisition transactions, the bank regulatory authorities will consider, among other things, the competitive effect and public benefits of the transactions, the capital position of the combined organization, the risks to the stability of the U.S. banking or financial system, the applicant’s performance record under the CRA (see the section captioned "Community Reinvestment Act", below) and fair housing laws and the effectiveness of the subject organizations in combating money laundering activities.

Source of Strength Doctrine
The Dodd-Frank Act requires bank holding companies to act as a source of financial and managerial strength to their subsidiary banks. Under this requirement, Tompkins is expected to commit resources to support Tompkins Community Bank, including at times when it may not be advantageous for Tompkins to do so. Any capital loans by a bank holding company to a subsidiary bank are subordinated in right of payment to deposits and to certain other indebtedness of such subsidiary bank. In the event of a bank holding company’s bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank will be assumed by the bankruptcy trustee and entitled to priority of payment.

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

Under federal regulations, bank holding companies and banks must meet certain risk-based capital requirements, commonly known as "Basel III". The Basel III capital framework, among other things, (i) includes the capital measure, "Common Equity Tier 1" ("CET1"), (ii) specifies that Tier 1 capital consists of CET1 and "Additional Tier 1 capital" instruments meeting specified requirements, (iii) defines CET1 narrowly by requiring that most adjustments to regulatory capital measures be made to CET1 and not to the other components of capital and (iv) expands the scope of the adjustments as compared to existing regulations. Financial institutions are also required to maintain a minimum "capital conservation buffer" to avoid restrictions on capital distributions such as dividends and equity repurchases and other payments such as discretionary bonuses to executive officers.

The Basel III capital rules require Tompkins to maintain minimum capital ratios, which include an additional capital conservation buffer of 2.5%, as follows: (i) a minimum ratio of CET1 to risk-weighted assets of 7.0%, (ii) a minimum ratio of Tier 1 capital to risk-weighted assets of 8.5%, (iii) a minimum ratio of Total capital (that is, Tier 1 plus Tier 2) to risk-weighted assets of 10.5%, and (iv) a minimum leverage ratio of 4.0%, calculated as the ratio of Tier 1 capital to average assets. Banking institutions that fail to meet the effective minimum ratios once the capital conservation buffer is taken into account, as detailed above, will be subject to constraints on capital distributions, including dividends and share repurchases, and certain discretionary executive compensation. The severity of the constraints depends on the amount of the shortfall and the institution’s "eligible retained income" (that is, the greater of (i) net income for the preceding four quarters, net of distributions and associated tax effects not reflected in net income and (ii) average net income over the preceding four quarters).

The Federal Deposit Insurance Act ("FDIA") requires federal banking agencies to take "prompt corrective action" ("PCA") should an insured depository institution fail to meet certain capital adequacy standards. If an insured depository institution is classified in one of the undercapitalized categories, it is required to submit a capital restoration plan to the appropriate federal banking agency and the holding company must guarantee the performance of that plan. Based upon its capital levels, a bank that is classified as well-capitalized, adequately capitalized or undercapitalized, may be treated as though it were in the next lower capital category if the appropriate federal banking agency, after notice and opportunity for hearing, determines that an unsafe or unsound condition or an unsafe or unsound practice, warrants such treatment. A depository institution is deemed to be “well-capitalized” if the institution has a total risk-based capital ratio of 10.0% or greater, a CET1 ratio of 6.5% or greater, a Tier 1 risk-based capital ratio of 8.0% or greater, and a leverage ratio of 5.0% or greater, and the institution is not subject to an order, written agreement, capital directive or prompt corrective action directive to meet and maintain a specific level for any capital measure.

For further information concerning the regulatory capital requirements, actual capital amounts and the ratios of Tompkins and Tompkins Community Bank, see the discussion in "Note 19 - Regulations and Supervision" in the Notes to Consolidated Financial Statements in Part II, "Item 8. Financial Statements and Supplementary Data" of this Report on Form 10-K.

Deposit Insurance
Substantially all of Tompkins Community Bank's deposits are insured up to applicable limits by the Deposit Insurance Fund ("DIF") of the FDIC and are subject to deposit insurance assessments to maintain the DIF. The Dodd-Frank Act permanently increased the maximum amount of deposit insurance to $250,000 per deposit category, per depositor, per institution retroactive to January 1, 2008.

Tompkins Community Bank pays deposit insurance premiums to the FDIC based on assessment rates established by the FDIC. Deposit insurance premiums are based on assets. The FDIC calculates deposit insurance assessment rates for established small banks, generally those banks with less than $10 billion of assets that have been insured for at least five years, using the CAMELS rating system and other factors. The CAMELS rating system is a supervisory rating system designed to take into account and reflect all financial and operational risks that a bank may face, including capital adequacy, asset quality, management capability, earnings, liquidity and sensitivity to market risk. To determine a bank’s assessment rate, each of seven financial ratios and a weighted average of CAMELS component ratings are multiplied by a corresponding pricing multiplier. The sum of these products is added to a uniform amount, with the resulting sum being an institution’s initial base assessment rate (subject to minimum or maximum assessment rates based on a bank’s CAMELS composite rating). This method takes into account various measures, including an institution’s leverage ratio, brokered deposit ratio, one year asset growth, the ratio of net income before taxes to total assets, and considerations related to asset quality.

On June 21, 2022, the FDIC adopted an Amended Restoration Plan and a notice of proposed rulemaking to increase the likelihood that the reserve ratio would be restored to at least 1.35% by September 30, 2028. The FDIC's Board of Directors also increased initial base deposit insurance assessment rate schedules uniformly by 2 basis points, effective in the first quarterly assessment period of 2023.

On November 16, 2023, the FDIC issued a final rule implementing a special assessment to recover the loss to the DIF arising from the protection of uninsured depositors following the closures of Silicon Valley Bank and Signature Bank. The assessment base for the special assessment is equal to a bank's estimated uninsured deposits, reported for the quarter ended December 31,

2022, adjusted to exclude the first $5 billion in estimated uninsured deposits from the bank, or for banks that are part of a holding company with one or more subsidiary banks, at the banking organization level. The Company is not subject to the special assessment as its uninsured deposits for the December 31, 2022, reporting period, the measurement period for the special assessment, were below the $5 billion exclusion.

Under the FDIA, the FDIC may terminate deposit insurance upon a finding that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC.

FDIC insurance expense totaled $5.7 million, $4.3 million, and $2.8 million in 2024, 2023 and 2022, respectively.

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

Community Reinvestment Act ("CRA")
The CRA and the regulations issued thereunder are intended to encourage banks to help meet the credit needs of their entire service area, including low- and moderate-income neighborhoods, consistent with the safe and sound operations of such banks. These regulations also provide for regulatory assessment of a bank’s record in meeting the needs of its service area when considering applications to establish branches, merger applications and applications to acquire the assets and assume the liabilities of another bank. As of December 31, 2024, the Company’s subsidiary bank had a CRA rating of satisfactory.

On October 24, 2023, the Federal Reserve Board, FDIC, and OCC issued a joint final rule that amends the regulations implementing the Community Reinvestment Act to better achieve the purposes of the law. The changes are designed to

•Encourage banks to expand access to credit, investment, and basic banking services in low-and moderate-income communities.
•Adapt to changes in the banking industry, including internet and mobile banking.
•Provide greater clarity, consistency, and transparency in the application of CRA regulations.
•Tailor CRA evaluations and data collection to bank size and type.

Most of the final rule's requirements have an effective date of January 1, 2026. The remaining requirements, including data reporting requirements become applicable on January 1, 2027. While the final rule is currently enjoined as to a group of trade associations while a federal court considers a lawsuit filed by those trade associations challenging the rule, the Company continues to prepare for compliance with the amendments.

Federal Securities Laws
The common stock of the Company is registered with the SEC under the Exchange Act. Therefore, the Company is subject to the reporting, information disclosure, proxy solicitation and other requirements imposed on public companies by the SEC under the Exchange Act. Additionally, Company insiders are subject to securities trading limitations and are required to file insider ownership reports with the SEC. The SEC and NYSE American have adopted regulations under the Sarbanes-Oxley Act of 2002 ("Sarbanes-Oxley") and the Dodd-Frank Act that apply to the Company as an exchange-traded, public company, which seek to improve corporate governance, accounting, and reporting requirements, provide enhanced penalties for financial reporting improprieties and improve the reliability of disclosures in SEC filings. For example, the Sarbanes-Oxley requirements include: (1) requirements for audit committees, including independence and financial expertise; (2) certification of financial statements by the chief executive officer and chief financial officer of reporting companies; (3) standards for auditors and regulation of audits; (4) disclosure and reporting requirements for reporting companies and their directors and executive officers; and (5) a range of civil and criminal penalties for fraud and other violations of securities laws.

Anti-Money Laundering and the USA Patriot Act
The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 ("USA PATRIOT Act"), the Bank Secrecy Act of 1970 ("BSA"), the Money Laundering Control Act of 1986, and other federal laws, collectively impose obligations on all financial institutions, including the Company, to implement policies, procedures and controls which are reasonably designed to detect and report instances of money laundering and the financing of terrorism. The bank regulatory agencies have increased the regulatory scrutiny of the BSA and anti-money laundering programs maintained by financial institutions. Failure of a financial institution to maintain and implement adequate programs to combat money laundering and terrorist financing, or to comply with all of the relevant laws or regulations, could have serious legal and reputational consequences for the institution, including causing applicable bank regulatory authorities not to approve merger or acquisition transactions when regulatory approval is required or to prohibit such transactions even if approval is not required.

The Anti-Money Laundering Act of 2020 ("AMLA"), which amends the BSA, was enacted in January 2021. The AMLA is intended to be a comprehensive reform and modernization to U.S. bank secrecy and anti-money laundering laws. Among other things, it codifies a risk-based approach to anti-money laundering compliance for financial institutions; requires the development of standards for evaluating technology and internal processes for BSA compliance; and expands enforcement- and investigation-related authority, including increasing available sanctions for certain BSA violations and instituting BSA whistleblower incentives and protections.

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

Consumer Protection Laws
In connection with its lending and leasing activities, Tompkins Community Bank is subject to a number of federal and state laws designed to protect borrowers and promote lending. These consumer financial laws include the Equal Credit Opportunity Act, the Fair Credit Reporting Act, the Fair and Accurate Credit Transaction Act, Electronic Funds Transfer Act, the Expedited Funds Availability Act, the Truth in Lending Act, the Truth in Savings Act, the Home Mortgage Disclosure Act, and the Real Estate Settlement Procedures Act, and similar laws at the state level. Tompkins Community Bank's failure to comply with any of the consumer financial laws can result in civil actions, regulatory enforcement action by the federal banking agencies and the U.S. Department of Justice.

Additionally, the Dodd-Frank Act established the Consumer Financial Protection Bureau ("CFPB") with broad powers to supervise and enforce consumer protection laws. The CFPB has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions, including the authority to prohibit "unfair, deceptive or abusive" acts and practices. The CFPB has examination and enforcement authority over all banks and savings institutions with more than $10 billion in assets. Tompkins Community Bank is required to comply with the rules of the CFPB; however, these rules are generally enforced by our primary regulator, the FDIC.

Cybersecurity
The Company is subject to data security standards and privacy and data breach notice requirements as established by federal and state regulators. See Item 1C. Cybersecurity for a detailed discussion of cybersecurity and Item 1A. Risk Factors for a discussion of risks related to cybersecurity.

Incentive Compensation
The Dodd-Frank Act required the federal bank regulatory agencies and the SEC to establish joint regulations or guidelines prohibiting incentive-based payment arrangements at specified regulated entities, such as the Company, having at least $1 billion in total assets that encourage inappropriate risks by providing an executive officer, employee, director or principal shareholder with excessive compensation, fees, or benefits or that could lead to material financial loss to the entity. In addition, these regulators must establish regulations or guidelines requiring enhanced disclosure to regulators of incentive-based compensation arrangements. The agencies proposed such regulations in May 2016, and in May 2024 reproposed the text of the 2016 proposed regulations. If these or other regulations are adopted in a form similar to that initially proposed, they will impose limitations on the manner in which the Company may structure compensation for its executives. Given the uncertainty at this time whether or when a final rule will be adopted, management cannot determine the potential impact on the Company.

In October 2022, the SEC adopted a final rule pursuant to the Dodd-Frank Act directing the national securities exchanges and associations, including the NYSE American LLC, on which the Company's stock is listed for trading, to implement listing standards that require listed companies to adopt policies mandating the recovery or “clawback” of incentive-based, executive compensation in connection with accounting restatements due to material noncompliance with federal securities laws. The NYSE American's listing standards pursuant to the SEC's rule became effective in October 2023. The Company has adopted a clawback policy that is intended to comply with the NYSE American listing standards.The Company's rights under this policy to recover excess incentive compensation are in addition to any other remedies available to the Company under applicable law, policy or agreement, including without limitation those rights described under Section 304 of Sarbanes-Oxley.

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

The Company is also subject to the NYSDFS' "Guidance on Incentive Compensation Arrangements," applicable to all New York state regulated banks (including Tompkins Community Bank), which provides that incentive compensation may not be tied to employee performance indicators unless the bank has effective risk management, oversight and control systems in place. We believe the Company is compliant with all applicable state and federal regulations regarding incentive compensation.

Climate-Related Risk and Disclosure
In recent years, federal, state and international lawmakers and regulators have increased their focus on financial institutions' and other companies' risk oversight, disclosures and practices in connection with climate change and other environmental, social and governance (“ESG”) matters. For example, in March 2024, the SEC issued a final rule which would require public issuers, including us, to significantly expand the scope of climate-related disclosures in their SEC filings. However, on April 4, 2024, the SEC issued a stay of the final rule pending the completion of judicial review of petitions seeking review of the final rules, and as of the date of this Report, the SEC's stay of the final rule remained in place.

On October 21, 2021, the Financial Stability Oversight Council published a report identifying climate-related financial risks as an “emerging threat” to financial stability. On October 24, 2023, the OCC, the FDIC and the Federal Reserve jointly finalized principles for climate-related financial risk management for national banks with more than $100 billion in total assets. Although these risk management principles do not apply to Tompkins directly based upon our current size, the OCC has indicated that all banks, regardless of their size, may have material exposures to climate-related financial and other risks that require prudent management. As climate-related supervisory guidance is formalized, and relevant risk areas and corresponding control expectations are further refined, we may be required to expend significant capital and incur compliance, operating, maintenance and remediation costs in order to conform to such requirements.

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

Employees and Human Capital
Tompkins' culture is underpinned by its core values, including a commitment to our employees. As of December 31, 2024, the Company had 1,011 total employees, which included 941 full-time employees and 70 part-time and temporary employees. Of the Company’s total employees, 846 are employed by Tompkins Community Bank, and 165 employees are employed by our subsidiary Tompkins Insurance Agencies, Inc. No employees are covered by a collective bargaining agreement, and the Company believes its employee relations are excellent.

The Company’s demand for qualified candidates at all levels of its organization grows as the Company’s business grows. In 2024, Tompkins' centralized Talent Acquisition Team reported challenges in recruiting and retaining qualified talent in our insurance sales positions due to competition for a limited number of experienced individuals. The Company is also mindful of macroeconomic factors impacting the financial services industry, such as inflation and continued low unemployment in all four of its markets, and it routinely undertakes a salary and benefit review to confirm that its total compensation is aligned with the market.

A key component of the Company's recruitment and retention strategy is to offer employees at all levels the opportunity to participate in the Company’s success. The Company maintains a robust Profit-Sharing plan for all employees who meet minimum service requirements. As of December 31, 2024, 84% of all employees received a profit-sharing contribution during 2024. The Company also offers incentive and/or equity compensation plans or programs to employees at many levels of the Company and, as of December 31, 2024, 55% of all employees had an opportunity to earn supplemental compensation reflective of their position and overall contributions towards the Company’s strategic objectives. Another important tool in the Company's recruiting and retention strategy is the availability of a remote or hybrid scheduling option for the majority of team members. As of the date of this report, just under half of the Company's employees have taken advantage of this opportunity.

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

The Company strives to promote a culture where all people feel welcome to be our customers, employees, directors, and shareholders. Our leadership team sponsors initiatives and events that recognize and engage our employees, and strengthen our employees’ sense of belonging within our organization. These initiatives include educational opportunities, celebrating cultural events, and sponsoring local teams that enhance our employee engagement. These Local Acorn Community Alliance teams were established in each of the Company's markets to support our external service efforts, through their focus on providing education and volunteering opportunities that meet the needs of their local communities.

Available Information
The Company maintains a website at www.tompkinsfinancial.com. The Company makes available free of charge through its website its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, its proxy statements related to its shareholders’ meetings, and amendments to these reports or statements, filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after the Company electronically files such material with, or furnishes such material to, the SEC. Copies of these reports are also available at no charge to any person who requests them, with such requests directed to Tompkins Financial Corporation, Investor Relations Department, P.O. Box 460, Ithaca, New

York 14851, telephone no. (888) 503-5753. The SEC maintains an Internet website that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC, including material filed by the Company, at www.sec.gov. The information contained on the Company's website is provided for the information of the reader and they are not intended to be active links. The Company is not including the information contained on the Company’s website as a part of, or incorporating it by reference into, this Annual Report on Form 10-K, or into any other report filed with or furnished to the SEC by the Company.

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

The Company offers different types of commercial loans to a variety of businesses, and we believe commercial loans will continue to comprise a significant concentration of our loan portfolio in 2025 and beyond. Real estate lending is generally considered to be collateral-based lending with loan amounts based on predetermined loan-to-collateral values. As such, declines in real estate valuations in the Company’s market area would lower the value of the collateral securing these loans. Additionally, the Company has experienced, and expects to continue experiencing, increased competition in commercial real estate lending. This increased competition may inhibit the Company's ability to generate additional commercial real estate loans or maintain its current inventory of commercial real estate loans. The Company’s commercial business loans are made based primarily on the cash flow and creditworthiness of the borrower and secondarily on the underlying collateral provided by the borrower, with liquidation of the underlying real estate collateral being viewed as the primary source of repayment in the event of borrower default. The borrowers’ cash flow may be difficult to predict, and collateral securing these loans may fluctuate in value. Although commercial business loans are often collateralized by equipment, inventory, accounts receivable, or other business assets, the liquidation of collateral in the event of default is often an insufficient source of repayment. As of December 31, 2024, commercial and commercial real estate loans totaled $4.3 billion or 72.2% of the Company's total loans.

The Company’s agricultural loans are often dependent upon the health of the agricultural industry in the location of the borrower, and the ability of the borrower to repay may be affected by many factors outside of the borrower’s control.

As part of the Company’s commercial business lending activities, the Company originates agricultural loans, consisting of agricultural real estate loans and agricultural operating loans. As of December 31, 2024, $327.6 million or 5.4% of the Company’s total loan portfolio consisted of agriculturally-related loans, including $217.6 million in agricultural real estate loans and $110.0 million in agricultural operating loans. Payments on agricultural loans are dependent on the profitable operation or management of the related farm property. The success of the farm may be affected by many factors outside the control of the borrower, including adverse weather conditions that prevent the planting of a crop or limit crop yields (such as wind, hail, drought and floods), loss of livestock due to disease or other factors, declines in market prices for agricultural products and the impact of governmental regulations and subsidies (including changes in price supports and environmental regulations). Many farms are dependent upon a limited number of key individuals whose injury or death may significantly affect the successful operation of the farm. If the cash flow from a farming operation is diminished, the borrower’s ability to repay the loan may be impaired. While agricultural operating loans are generally secured by a blanket lien on the farm’s operating assets, any repossessed collateral in respect of a defaulted loan may not provide an adequate source of repayment of the outstanding balance.

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

The Company owns various properties used in the operation of its business. In addition, from time to time, the Company forecloses on properties or may be deemed to become involved in the management of its borrowers’ properties. The Company could be subject to environmental liabilities imposed by applicable federal and state laws with respect to any of these properties. For example, we may be held liable to a government entity or to third parties for property damage, personal injury, investigation and clean-up costs incurred by these parties in connection with environmental contamination, or may be required to clean up hazardous or toxic substances, or chemical releases, at a property, or may be subject to common law claims by third parties for damages and costs resulting from environmental contamination emanating from the property. Additionally, a significant portion of our loan portfolio at December 31, 2024 was secured by real estate and, if the real estate securing our assets is subject to environmental liability, our collateral position may be substantially weakened. Any such environmental liabilities imposed on the Company could have a material adverse impact on the Company's financial condition or results of operations.

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

As a result of the high percentage of the Company’s assets and liabilities that are in the form of interest-bearing or interest-related instruments, changes in interest rates, in the shape of the yield curve or in spreads between different market interest rates, can have a material effect on the Company’s business and profitability and the value of the Company’s assets and liabilities. For example, changes in interest rates or interest rate spreads may:

•affect the difference between the interest that the Company earns on assets and the interest that the Company pays on liabilities, which impacts the Company's overall net interest income and profitability;
•adversely affect the ability of borrowers to meet obligations under variable or adjustable rate loans and other debt instruments, which in turn, affects the Company's loss rates on those assets;
•decrease the demand for interest rate-based products and services, including loans and deposits; and
•affect prepayment rates on the Company's loans and securities, which could adversely affect the Company's earnings, financial condition and cash flow.

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

Adverse developments affecting the banking industry, and resulting media coverage, have contributed to market volatility and regulatory scrutiny in the banking system and have negatively impacted the Company's results of operations and/or stock price, and such adverse effects on the Company could recur or continue.

Adverse events affecting the financial services industry generally, including bank failures, has caused decreased confidence in the banking system among investors, customers and counterparties, which has generated market volatility among publicly traded bank holding companies. Uncertainty and concern regarding soundness or creditworthiness of other financial institutions has been, and may be in the future, compounded by advances in technology that increase the speed at which deposits can be moved, as well as the speed and reach of media attention, including social media, and its ability to disseminate concerns or rumors, in each case potentially exacerbating liquidity concerns and market disruption within the financial services industry. Such events have, and any future events could, adversely impact the market price and volatility of the Company's common stock.

Additionally, high profile bank failures and other events affecting the banking industry have resulted in, and may continue to result in, potentially adverse changes to laws and regulations governing banks and bank holding companies or increased supervisory or enforcement activities, including higher capital requirements or FDIC insurance assessments or special assessments. Any of these changes could have a material impact on our business, financial condition and results of operations.

Declines in asset values may result in impairment charges and may adversely affect the value of the Company’s results of operations, financial condition and cash flows.

A majority of the Company’s investment portfolio is comprised of securities which are collateralized by residential mortgages. These residential mortgage-backed securities include securities of U.S. government agencies, U.S. government-sponsored entities, and private-label collateralized mortgage obligations. The Company’s securities portfolio also includes obligations of U.S. government-sponsored entities, obligations of states and political subdivisions thereof, U.S. corporate debt securities and equity securities. A more detailed discussion of the investment portfolio, including types of securities held, the carrying and fair values, and contractual maturities, is provided in the Notes to Consolidated Financial Statements in Part II, Item 8 of this Report. Gains or losses on these instruments may have a direct impact on our results of operations, including higher or lower income and earnings, unless we adequately hedge our positions. The fair value of investments may be affected by factors other than the underlying performance of the issuer or composition of the obligations themselves, such as rating downgrades, adverse changes in the business climate, a lack of liquidity for resale of certain investment securities and changes in interest rates. For example, decreases in interest rates and increases in mortgage prepayment speeds, which are influenced by interest rates and other factors, could adversely impact the value of our securities collateralized by residential mortgages, causing a significant acceleration of purchase premium amortization on our mortgage portfolio because a decline in long-term interest rates shortens the expected lives of the securities. Conversely, increases in interest rates may result in a decrease in residential mortgage loan originations and mortgage prepayment speeds, directly impacting the value of these securities collateralized by residential mortgages. Management evaluates investment securities for expected credit-related impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Any impairment that is not credit related is recognized in other comprehensive income (loss), net of applicable taxes. Credit-related impairment is recognized as an allowance for credit losses on the Company's Consolidated Statements of Condition, limited to the amount by which the amortized cost basis exceeds the fair value, with a corresponding adjustment to earnings.

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

The Company's operations are heavily concentrated in New York State and, to a lesser extent, Pennsylvania and, as a result, the Company's financial condition, results of operations and cash flows are significantly impacted by changes in the economic conditions in those areas. Therefore, the Company’s financial performance generally, and in particular, the ability of borrowers to pay interest on and repay the principal of outstanding loans and the value of collateral securing these loans, is highly dependent upon the business environment in the markets where the Company operates, particularly New York State and Pennsylvania. The Company's success depends to a significant extent upon the business activity, population, income levels, deposits and real estate activity in these markets. Although our clients’ business and financial interests may extend well beyond these markets, adverse economic conditions that affect these markets could disproportionately reduce the Company's growth rate, affect the ability of the Company's clients to repay their loans to the Company, affect the value of collateral underlying loans and generally affect the Company's financial condition and results of operations. Because of the Company's geographic concentration, we are less able than other regional or national financial institutions to diversify our credit risks across multiple markets. For additional information on the Company's market area, see Part I, Item 1, "Business" of this Report on Form 10-K.

Liquidity Risk

The Company's funding sources may prove insufficient to replace deposits and support future growth.

The Company must maintain sufficient cash flow and liquid assets to satisfy current and future financial obligations, including demand for loans and deposit withdrawals, funding operating costs, and for other corporate purposes. As a part of our liquidity management, we use a number of funding sources in addition to core deposit growth and repayments and maturities of loans and investments. As we continue to grow, we are likely to become more dependent on these sources, which may include various short-term and long-term wholesale borrowings, including Federal funds purchased and securities sold under agreements to repurchase, brokered certificates of deposit, proceeds from the sale of loans, and borrowings from the FHLBNY and others. We also maintain available lines of credit with the FHLBNY that are secured by loans. Adverse operating results or changes in industry conditions could make it difficult or impossible for us to access these additional funding sources and could make our existing funds more volatile. Our financial flexibility could be materially constrained if we are unable to maintain access to funding or if adequate financing is not available to accommodate future growth at acceptable interest rates. If we are required to rely more heavily on more expensive funding sources to support future growth, our revenues may not increase proportionately to cover our costs. In that case, our operating margins and profitability would be adversely affected. Further, the volatility inherent in some of these funding sources, particularly brokered deposits, may increase our exposure to liquidity risk. Any interruption in these sources of liquidity when needed could adversely affect our results of operations, financial condition, cash flow or regulatory capital levels. In addition, reduced liquidity could result from circumstances beyond our control, such as general market disruptions or operational problems that affect us or third parties. Management’s efforts to closely monitor our liquidity position for compliance with internal policies may not be successful or sufficient to deal with dramatic or unanticipated reductions in liquidity.

The Company’s liquidity may be adversely affected by the soundness of other financial institutions.

Financial services institutions are interrelated as a result of trading, clearing, counterparty or other relationships. The Company has exposure to many different industries and counterparties, and routinely executes transactions with counterparties in the financial services industry. The most important counterparty for the Company, in terms of liquidity, is the Federal Home Loan

Bank of New York ("FHLBNY"). The Company uses FHLBNY as its primary source of overnight funds and also has long-term advances and repurchase agreements with FHLBNY. The Company is required to maintain sufficient collateral in the form of commercial and residential real estate loans at FHLBNY. In addition, the Company is required to hold stock in FHLBNY. The amount of borrowed funds and repurchase agreements with the FHLBNY, and the amount of FHLBNY stock held by the Company, at its most recent fiscal year-end are discussed in Part II, Item 8 of this Report on Form 10-K.

There are 11 branches of the FHLB, including New York. The FHLBNY is jointly and severally liable along with the other FHLBs for the consolidated obligations issued on behalf of the FHLBs through the Office of Finance. Dividends on, redemption of, or repurchase of shares of the FHLBNY’s capital stock cannot occur unless the principal and interest due on all consolidated obligations have been paid in full. If another FHLB were to default on its obligation to pay principal or interest on any consolidated obligations, the Federal Home Loan Finance Agency (the "Finance Agency") may allocate the outstanding liability among one or more of the remaining Federal Home Loan Banks on a pro rata basis or on any other basis the Finance Agency may determine. As a result, the FHLBNY’s ability to pay dividends on, to redeem, or to repurchase shares of capital stock could be affected by the financial condition of one or more of the other Federal Home Loan Banks. Any such adverse effects on the FHLBNY could adversely affect our liquidity and the value of our investment in FHLBNY common stock, and could negatively impact our results of operations.

Systemic weakness in the FHLB system could result in higher costs of FHLB borrowings, reduced value of FHLB stock, and increased demand for alternative sources of liquidity that are more expensive, such as brokered time deposits, the discount window at the Federal Reserve, or lines of credit with correspondent banks. Any of these scenarios could adversely affect our liquidity, the value of our investment in FHLB common stock and our financial condition.

A decline in the value of our goodwill and other intangible assets could adversely affect our financial condition and results of operations.

As of December 31, 2024, the Company had $94.8 million of goodwill and other intangible assets. The Company is required to test its goodwill and intangible assets for impairment on a periodic basis. A significant decline in the Company’s expected future cash flows, a significant adverse change in business climate, slower growth rates or a significant and sustained decline in the price of the Company’s common stock, may necessitate our taking charges in the future related to the impairment of the Company’s goodwill and intangible assets. If we make an impairment determination in a future reporting period, the Company’s earnings and the book value of these intangible assets would be reduced by the amount of the impairment. Further, a goodwill impairment charge could significantly restrict the ability of our banking subsidiary to make dividend payments to us without prior regulatory approval, which could have a material adverse effect on our financial condition and results of operations.

The Company relies on cash dividends from its subsidiaries to fund its operations, and payment of those dividends could be discontinued at any time.

The Company is a financial holding company whose principal assets and sources of income are its wholly-owned subsidiaries. The Company is a separate and distinct legal entity from its subsidiaries, and therefore the Company relies primarily on dividends from its subsidiaries to meet its obligations and to provide funds for the payment of dividends to the Company’s shareholders, to the extent declared by the Company’s board of directors. Various federal and state laws and regulations limit the amount of dividends that a bank may pay to its parent company and impose regulatory capital and liquidity requirements on the Company and its banking subsidiary. Further, as a holding company, the Company’s right to participate in a distribution of assets upon the liquidation or reorganization of a subsidiary is subject to the prior claims of the subsidiary’s creditors (including, in the case of the Company’s banking subsidiary, the bank's depositors). If the Company were unable to receive dividends from its subsidiaries it would materially and adversely affect the Company’s liquidity and its ability to service its debt, pay its other obligations, or pay cash dividends on its common stock.

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

In the ordinary course of business, we rely on electronic communications and information systems, both internally and as provided by third parties, including our customers, to conduct our operations and to store, process, and/or transmit sensitive data on a variety of computing platforms and networks and over the Internet. We cannot be certain that all of our systems, or third-party systems upon which we rely, are free from vulnerability to attack or other technological difficulties or failures. Information security breaches and cybersecurity related incidents may include attempts to access information, including customer and company information, malicious code, computer viruses, phishing, denial of service attacks and other means of intrusion that could result in unauthorized access, misuse, loss or destruction of data (including confidential customer, employee and company information), account takeovers, and disruption of service or other functionality. These types of threats may derive from human error, fraud or malice on the part of external or internal parties, or may result from accidental technological failure. If information security is breached or difficulties or failures occur, despite the controls we and our third-party vendors have instituted, information may be lost or misappropriated or we and/or our customers may experience a disruption in essential service or operations. Any of the foregoing events could result in financial loss or costs, reputational harm or damages and litigation, regulatory investigation costs or remediation costs to us or others. Any of these consequences could have a material adverse effect on our financial condition and results of operations.

The pervasive and ongoing risk of cybersecurity threats and incidents could have a material adverse effect on our business, financial condition and results of operations.

The risk of a security breach or disruption, particularly through cyber-attack or cyber intrusion, has significantly increased, in part due to the expansion of new technologies, the increased use of the internet and mobile services and the increased intensity and sophistication of attempted attacks and intrusions from around the world. The threat from cyber-attacks is severe, attacks are sophisticated and increasing in volume, and attackers respond rapidly to changes in defensive measures. Breach attempts or other disruptions are constantly evolving and generally are not recognized until launched against a target, and in some cases are designed not to be detected and, in fact, may not be detected. Accordingly, we may be unable to anticipate these techniques or to implement adequate security barriers or other preventative measures. Our systems and those of our customers and third-party service providers are under constant threat and it is possible that we could experience a significant event in the future. Our technologies, systems, networks and software, and those of other financial institutions have been, and are likely to continue to be, the target of cybersecurity threats and attacks, which may range from uncoordinated individual attempts to sophisticated and targeted measures directed at us. Risks and exposures related to cybersecurity attacks are expected to remain high for the foreseeable future due to the rapidly evolving nature and sophistication of these threats as well as the expanding use of Internet banking, mobile banking and other technology-based products and services by us and our customers. Publicized information concerning security and cyber-related problems could cause us to incur reputational harm and discourage customers from using our electronic or web-based applications or solutions, which could harm their utility as a means of conducting commercial transactions. In addition, while we maintain specific "cyber" insurance coverage, which may apply in the event of many breach scenarios, the amount of coverage may not be adequate in any particular case. Furthermore, because cyber threat scenarios are inherently difficult to predict and can take many forms, some breaches may not be addressed and covered under our cyber insurance coverage, or even if covered, our coverage may not be sufficient. As cyber threats continue to evolve, we have been and may continue to be required to expend significant additional resources to modify our protective measures or to investigate and remediate any information security vulnerabilities, which may negatively impact our business, financial condition and results of operations.

The Company's business requires the collection and retention of large volumes of sensitive data, which is subject to extensive regulation and oversight and exposes our business to additional risks.

The Company, in its ordinary course of business, collects and retains large volumes of customer data, including personally identifiable information in various information systems that we maintain and in those maintained by third parties with whom we contract to provide data services. The Company also maintains important internal Company data such as personally identifiable information about its employees and information relating to operations. Customers and employees have been, and will continue to be, targeted by cybersecurity threats attempting to misappropriate confidential information such as passwords, bank account information or other personal or business information. The Company's attempts to mitigate these threats may not be successful as cybercrimes are complex and continue to evolve.

A security breach or other significant disruption of our information systems or those related to our customers, merchants and our third-party vendors, including as a result of cyber-attacks and/or human error could result in the unauthorized access to, and destruction, loss, theft, misappropriation or release of confidential, sensitive or otherwise valuable information of ours or our customers. Unauthorized access and/or disclosure of the confidential information of ours or our customers could (i) result in a violation of applicable privacy, data breach and other laws, subjecting us to additional regulatory scrutiny and exposing us to civil litigation, governmental action and possible financial liability; (ii) require significant management attention and resources to remedy the damages that result; and/or (iii) harm our reputation and/or cause a decrease in the number of customers that choose to do business with us. The occurrence of any of the foregoing could have a material adverse effect on our business, financial condition and results of operations.

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

The Company’s business, as well as the operations and activities of our clients, could be negatively impacted by climate change. Climate change presents both immediate and long-term risks to the Company and its clients, and these risks are expected to increase over time. Climate change presents multi-faceted risks, including: operational risk from the physical effects of climate events on the Company and its clients’ facilities and other assets; credit risk from borrowers with significant exposure to climate risk; transition risks associated with the transition to a less carbon-dependent economy; and reputational risk from stakeholder concerns about our practices related to climate change, the Company’s carbon footprint, and the Company’s business relationships with clients who operate in carbon-intensive industries.

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

The Company is subject to extensive state and federal laws and regulations, supervision and legislation that affect how it conducts its business. The majority of these laws and regulations are for the protection of consumers, depositors and the deposit insurance fund. The regulations influence such things as the Company’s lending practices, capital structure, investment practices, and dividend policy. The Dodd-Frank Act, which established the CFPB and enacted other reforms, has had, and may continue to have, a significant effect on the entire financial services industry. Compliance with these regulations and other initiatives negatively impacts revenue and increases our cost of doing business on an ongoing basis. Any new regulatory agenda could bring new or changed regulatory requirements and enforcement priorities, which could necessitate changes to the Company’s businesses, result in increased compliance costs and affect the profitability of such businesses. Refer to "Supervision and Regulation" in Part I, Item 1 - "Business" of this Report on Form 10‑K for additional information on material laws and regulations impacting the Company’s business.

Financial institutions have become subject to increased scrutiny, more intense supervision and regulation, and more supervisory findings and actions. Banking regulators are authorized to take supervisory actions that may restrict or limit a financial institution's activities. Regulatory restrictions on our activities could adversely affect our costs and revenues, and may impair our ability to execute our strategic plans. In addition, if our regulators identify a compliance failure, we may be assessed a fine, prohibited from completing a strategic acquisition or divestiture, or subject to other actions imposed by the regulatory authorities. The recent regulatory activity and increased scrutiny have resulted, and may continue to result, in increases in our costs of doing business, and could result in decreased revenues and net income, reduce our ability to effectively compete to attract and retain customers, or make it less attractive for us to continue providing certain products and services. Any future changes in federal or state law and regulations, as well as the interpretations and implementations, or modifications or repeals, of such laws and regulations, could have a material adverse effect on our business, financial condition or results of operations.

The Company may be exposed to regulatory sanctions or liability if we do not timely detect and report money laundering or other illegal activities.

We are required to comply with anti-money laundering and anti-terrorism laws applicable to financial institutions. These laws and regulations require us, among other things, to enact policies and procedures to verify the identity of our customers, and to report suspicious transactions to regulatory agencies. These laws and regulations are complex and compliance with them requires costly, sophisticated monitoring systems and qualified personnel. The bank regulatory agencies have increased the regulatory scrutiny of the anti-money laundering programs maintained by financial institutions. The policies and procedures that we have adopted in order to detect and prevent such illegal transactions may not be successful in eliminating all instances of such transactions. To the extent we fail to fully comply with applicable laws and regulations, we face the possibility of fines or other penalties, such as restrictions on our business activities, and we may also suffer reputational harm, all of which could have a material adverse effect on our business, results of operations and financial condition. Refer to "Supervision and Regulation" in Part I, Item 1 - "Business" of this Report on Form 10‑K for additional information on anti-money laundering and anti-terrorism laws impacting the Company’s business.

We will be subject to heightened regulatory requirements if we exceed $10 billion in total consolidated assets.

Based on our historical growth rates and current size, it is possible that our total assets could exceed $10 billion in the future. Our total consolidated assets as of December 31, 2024 were $8.1 billion. The Dodd-Frank Act and its implementing regulations impose enhanced supervisory requirements on bank holding companies with more than $10 billion in total consolidated assets.

In addition to the additional regulatory requirements that we will become subject to if we cross this asset threshold, federal financial regulators may require the Company to, or the Company may proactively, take actions to prepare for compliance with such increased regulations before we exceed $10 billion in total consolidated assets. We may, therefore, incur significant compliance costs in an effort to ensure compliance although we have not reached $10 billion in total consolidated assets. These additional compliance costs, if they occur, may adversely affect our business, results of operations and financial condition.

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

The implementation and use of new and evolving Artificial Intelligence ("AI") technologies present uncertainties and challenges.

The financial services industry is subject to rapid technological developments and innovations, including the use of AI technologies. The development and implementation of AI technologies is complex, and there are technical challenges associated with achieving the optimal level of accuracy, efficiency and reliability. The algorithms and models used in AI systems may have limitations, including biases, errors, or inability to handle certain data types or scenarios. The use of AI technologies by financial institutions and their customers, and the regulatory framework and expectations surrounding the use of AI technologies, are in their early stages. Flaws in the technology, ethical issues associated with the use of AI, new or increased regulation concerning the use of AI by financial institutions, and other challenges related to the use of AI may limit its usefulness and expose us to competitive harm, potential legal liability, and brand or reputational harm. Furthermore, there is a risk of system failures, disruptions, or vulnerabilities that could compromise the integrity, security or privacy of generated content. If we are unable to successfully use and manage AI technologies, such limitations or failures could result in reputational damage, inefficiencies, increased costs, and competitive harm, any of which could have a material adverse effect on our financial condition and results of operations.

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Risk management and strategy
The Company takes very seriously the responsibilities to protect sensitive information, technology resources, and shareholder value from the risk of cyber threats and incidents.

The Company maintains an enterprise-wide and Board-approved Information and Cyber Security Program (the “Program”), which includes strategy, written policies, procedures, guidelines and standards to address the assessment, identification and management of cybersecurity risks. The Company designed the Program to be consistent with industry standards and in compliance with applicable federal and New York state laws, regulations and guidelines. As discussed in further detail under the subheading "Governance" below, the Program is fully integrated with the Company's overall enterprise risk management systems and processes.

The Company has adopted the Factor Analysis for Information Risk (FAIR) assessment approach, an industry standard risk assessment methodology. Under the FAIR approach, the Company identifies, catalogs, assesses and manages material cyber risks by: (a) documenting threat actors and organizations (i.e., cybercriminals, nation state actors, hackers, company insiders), (b) analyzing their likelihood of attack, their motives, capabilities and tactics; (c) assessing the potential impacts of such threat actor attacks against company assets, and documented vulnerabilities (or cyber exposures), both internally and externally of the organization; and (d) evaluating the implemented security controls and effectiveness of those controls against defined risk scenarios. The Company rates vulnerabilities based on the criticality of a vulnerability and/or the value of the asset associated with the vulnerability (for example, people, systems, customer data, or money). When a residual risk exceeds the desired threshold set by the Board-defined risk appetite of the organization, additional controls are recommended and implemented to reduce the potential risk to an acceptable level and provide appropriate management of the cyber risk exposure.

In conjunction with the FAIR assessment, the Company uses the MITRE Attack framework to identify the various exploitation techniques and tactics used by the most likely threat actors. This framework informs the risk management process with valuable insight into some of the most common, or likely, cyber-attacks the Company should address.

Additionally, the Company leverages insights from independently-conducted penetration testing provided by external third-party assessors, as required by the NYSDFS cybersecurity regulations, to discover and evaluate potential vulnerabilities across the enterprise that should be contemplated within the overall cyber risk program. The Company also engages independent third-party auditors to provide additional subject matter expertise, as well as to perform comprehensive independent audits of the Program. Audits are conducted no less than annually to evaluate the effectiveness and maturity of the Program. Audits include a review of the cyber risk assessment process, security control effectiveness, and compliance with regulatory requirements.

To manage the risks identified, the Company implements controls and tests those controls for effectiveness. The Company uses the Federal Financial Institutions Examination Council Cyber Assessment Tool (CAT), the National Institute of Standards and Technology (NIST) Cybersecurity Framework (CSF), the NYSDFS cybersecurity requirements and the Center for Internet Security (CIS) Critical Controls to help inform the Company of best practices for control implementation and potential risk mitigation opportunities that align with defined risk scenarios, and generally as a baseline for best practice control implementation.

As part of the Program, the Company has established policies and procedures to oversee, identify and mitigate material cybersecurity risks associated with the use of any third-party service providers. The Company evaluates and risk rates third-party relationships against a defined set of minimum-security requirements under its enterprise-wide Third-Party Risk Management program. Higher-risk third party service providers are reviewed in more detail and as part of the continual due diligence process to ensure changes to the relationship and/or risk posture are identified and managed appropriately.

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

Annually, the Audit and Risk Committee reviews and recommends for approval to the Board the Company's Information Security Policy, which outlines the roles, responsibilities, and objectives for the Program. On a quarterly basis, the Company’s Chief Information Security Officer ("CISO") presents the Company’s cybersecurity report and related material for review by the Audit and Risk Committee and then by the Board. This report includes emerging risks, overall program effectiveness/status, cybersecurity incidents, staffing, risk exceptions, and recommended enhancements to the program, as applicable. Annually, the CISO provides security related education to the Board and to the Audit and Risk Committee.

The TISC oversees the governance of the Company’s enterprise technology and information security programs, including strategy, management principles, risk and compliance. The TISC reviews the policies, strategy, emerging topics, risks and general compliance of the programs to ensure they are adequate and sufficient to govern and manage the associated risk of the Company. The TISC coordinates and communicates with the Audit and Risk Committee on risk-related items through the Company’s Enterprise Risk Management Committee. The TISC provides a forum for advising and sharing information among members of the Company’s senior leadership team and is comprised of Company risk owners with expertise across a wide range of financial, technical, operational, strategic, and cybersecurity skill sets. The TISC is co-chaired by the Chief Technology Officer, who is responsible for the enterprise-wide information technology program and the CISO, who is responsible for the enterprise-wide information security program. The CISO is a Certified Information Systems Security Professional (CISSP), with over 20 years of experience in a combination of information technology and information security roles. The CISO has over nine years of direct leadership experience in the field of information security, and holds a Bachelor’s degree in Information Technology, with an Associate’s degree in Computer Network Management.

The Program includes a Security Response Team (“SRT”) assigned the responsibility to ensure the Company responds to, communicates and effectively remediates, isolates and restores business operations during any security incident. The SRT procedures are derived from the National Institute of Standards and Technology (NIST) Computer Security and incident Handling framework.

The ERMC is responsible for overall risk governance and management across Tompkins. As such, the ERMC reviews cyber risk exceptions, emerging risks, minutes from the TISC meetings, and reports on the health and risk associated with the Program. The ERMC is comprised of senior leadership team members as well as critical subject matter experts with risk management experience. The ERMC reports information about risk to the Audit and Risk Committee on a quarterly basis. The ERMC is chaired by the Director of Enterprise Risk Management and the Chief Risk Officer, who oversees the governance of enterprise-wide Risk Management program(s).

Item 2. Properties

The Company’s executive offices are located at 118 East Seneca Street in Ithaca, New York. Tompkins Community Bank has 54 branch offices, of which 25 are owned and 29 are leased at market rents. The Company’s insurance subsidiary has 4 stand-alone offices, of which 2 are owned by the Company and 2 are leased at market rents. The Company’s wealth management and financial planning division has 2 offices which are leased at a market rent, and shares other locations within branches of Tompkins Community Bank. Management believes the current facilities are suitable for their present and intended purposes. For additional information about the Company’s facilities, including rental expenses, see "Note 6 - Premises and Equipment" in Notes to Consolidated Financial Statements in Part II, "Item 8. Financial Statements and Supplementary Data" of this Report on Form 10-K.

Item 3. Legal Proceedings

The Company is subject to various claims and legal actions that arise in the ordinary course of conducting business. As of December 31, 2024, management, after consultation with legal counsel, does not anticipate that the aggregate ultimate liability arising out of litigation pending or threatened against the Company or its subsidiaries would be material to the Company’s consolidated financial position. On at least a quarterly basis, the Company assesses its liabilities and contingencies in connection with such legal proceedings. Although the Company does not believe that the outcome of pending litigation will be material to the Company’s consolidated financial position, it cannot rule out the possibility that such outcomes will be material to the consolidated results of operations for a particular reporting period in the future.

Item 4. Mine Safety Disclosures

Not applicable.

Information About Our Executive Officers

The information concerning the Company’s executive officers is provided below as of February 28, 2025.

Name	Age	Title	Year Joined Company
Stephen S. Romaine	60	President and CEO	January 2000
Matthew D. Tomazin	40	Executive Vice President, CFO and Treasurer	April 2019
Johanna B. Anderson	45	Executive Vice President	July 2023
David S. Boyce	58	Executive Vice President	January 2001
David M. DeMilia	49	Executive Vice President	April 2008
Alyssa H. Fontaine	44	Executive Vice President, General Counsel, and CRO	January 2016
Charles J. Guarino	49	Senior Vice President and Chief Banking Operations Officer	March 2019
Ginger G. Kunkel	54	Executive Vice President	December 2021
Stacie M. Mastin	46	Senior Vice President, Director of Human Resources	January 2008
John M. McKenna	58	Executive Vice President	April 2009
Eric W. Taylor	43	Executive Vice President	July 2024
Diane D. Torcello	62	Executive Vice President	May 2005

Business Experience of the Executive Officers:

Stephen S. Romaine has served as President and Chief Executive Officer of the Company since January 2007. From 2003 through 2006, he served as President and Chief Executive Officer of Mahopac Bank. Mr. Romaine currently serves on the board of the Federal Home Loan Bank of New York and the New York Bankers Association.

Johanna B. Anderson joined the Company in July 2023 as President of Tompkins Community Bank CNY and Executive Vice President. Ms. Anderson had served on the Tompkins Community Bank CNY Board and Board Loan Committee since 2020. Prior to joining the Company, Ms. Anderson served as Executive Director of Ithaca Neighborhood Housing Services, a nonprofit organization dedicated to expanding housing opportunities to low and moderate-income residents in Central New York, from August 2017 to June 2023.

Matthew D. Tomazin has served as Executive Vice President, Chief Financial Officer & Treasurer of the Company since October 2023. Mr. Tomazin joined the Company in April 2019 as Vice President and Senior Quantitative Analyst and served as Senior Vice President and Treasurer from February 2021 to September 2023. From 2008 until April 2019, Mr. Tomazin served in accounting and strategic finance roles, most recently as Vice President and Assistant Treasurer with NBT Bancorp Inc., a registered financial holding company with its principal headquarters located in Norwich, New York.

David S. Boyce joined the Company in January 2001 and was appointed President and Chief Executive Officer of Tompkins Insurance in 2002. He was promoted to Executive Vice President of the Company in April 2004. Mr. Boyce has served Tompkins Insurance and its predecessor company for 36 years.

David M. DeMilia joined Tompkins Mahopac Bank in April 2008 as a Regional Vice President, providing commercial banking services in Westchester County. In 2014, he was promoted to Senior Vice President before becoming Tompkins Community Bank Hudson Valley's Senior Commercial Loan Officer in October 2018. In June 2021, he was appointed President of Tompkins Community Bank HV, overseeing Tompkins’ activities in the Hudson Valley region.

Alyssa H. Fontaine joined the Company in January 2016 as Executive Vice President and General Counsel. She took on the additional responsibility of Chief Risk Officer in May 2022. She had previously been a partner in the corporate/securities practice group of Harris Beach PLLC, a regional law firm which she joined in 2006. Ms. Fontaine serves as the Chair of the American Bankers Association General Counsels Committee.

Charles J. Guarino joined the Company in March 2019 as Senior Vice President, Manager of Retail & Small Business Lending, overseeing the bank's consumer, residential, small business and specialty lending areas. In October 2023, he was promoted to Senior Vice President and Chief Banking Operations Officer. Prior to joining the Company, Mr. Guarino spent 24 years with Financial Institutions, Inc., a registered financial holding company with its principal headquarters located in Warsaw, New York. There, Mr. Guarino oversaw areas such as marketing, retail banking, retail lending, wealth management and indirect auto lending, most recently serving as Senior Vice President, Chief Retail Lending Executive from June 2016 to March 2019. Mr. Guarino currently serves on the marketing and fundraising committee of Hub585, Inc., a nonprofit organization focused on youth and families.

Ginger G. Kunkel joined the Company in December 2021 as Executive Vice President and Chief Operating Officer of Tompkins Community Bank PA. In May 2022, Ms. Kunkel was appointed President of Tompkins Community Bank PA, overseeing Tompkins’ activities in the Pennsylvania market. Prior to joining Tompkins Community Bank, Ms. Kunkel spent 7 years at Riverview Financial Corporation, a bank holding company headquartered in Harrisburg, Pennsylvania where she led the Commercial, Retail, Operations/IT, Trust and Wealth Management teams. Ms. Kunkel served as Senior Executive Vice President and Chief Operating Officer of Riverview Financial Corporation from January 2019 to December 2021 and as Executive Vice President, Chief Banking Officer from March 2014 to January 2019. She serves as a board member for the Pennsylvania Bankers Association Services Corporation.

Stacie M. Mastin has served as Senior Vice President and Director of Human Resources of the Company since May 2024. From May 2022 to May 2024, Ms. Mastin served as Vice President and Human Resources Manager for Corporate Culture. Ms. Mastin joined the Company in January 2008 as a senior learning and development business partner and has held various roles throughout her tenure, including human resources manager and wealth advisor from August 2019 to May 2022. From April 1997 to January 2008, Ms. Mastin held various roles, including branch manager, at M&T Bank, a banking subsidiary of M&T Bank Corporation. Ms. Mastin currently serves as president of the Society for Human Resources Management of Tompkins County.

John M. McKenna has been employed by the Company since April 2009. He was appointed President of Tompkins Community Bank WNY effective January 1, 2015, and President of Tompkins Community Bank effective January 1, 2022. From 2009 to 2014, Mr. McKenna was a senior vice president at The Bank of Castile, concentrating in commercial lending. Mr. McKenna has served as a member of the State Charter Advisory Board of the NYSDFS since February 2024.

Eric W. Taylor rejoined the Company in July 2024 as Executive Vice President and President of Tompkins Financial Advisors. Mr. Taylor began his career with the Company in July 2007, serving as a financial consultant and trust officer until July 2009. Prior to rejoining the Company, Mr. Taylor spent 15 years in wealth management and institutional client services roles with subsidiaries of M&T Bank Corporation, including Wilmington Trust, N.A., a national banking association offering trust and wealth management services, and Wilmington Funds Management Corporation, an investment advisor registered under the Investment Advisers Act of 1940. From August 2018 to July 2024, Mr. Taylor served as Executive Vice President and Head of Investment Implementation and Investment Advisor Services of Wilmington Trust, N.A., where he was responsible for investment planning, account management and compliance, and the oversight of more than 70 client-facing investment advisors. From November 2022 to July 2024, Mr. Taylor also served as President and a member of the board of trustees for the Wilmington Funds, a $14 billion mutual fund complex.

Diane D. Torcello joined the Company in May 2005. In May 2023, she was appointed Executive Vice President of the Company and President of Tompkins Community Bank WNY overseeing Tompkins’ activities in the Western New York market. From 2013 until May 2023, Ms. Torcello served as Senior Vice President and Community Banking Manager for Western New York, where she oversaw all staff and operations in the Western New York branch network.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Price and Dividend Information
The Company’s common stock is traded under the symbol "TMP" on the NYSE American. As of February 24, 2024, there were approximately 2,634 holders of shares of our common stock.

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

Issuer Purchases of Equity Securities

The following table reflects all Company repurchases, including those made pursuant to publicly announced plans or programs, during the quarter ended December 31, 2024:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
Period	(a)	(b)	(c)	(d)
October 1, 2024 through
October 31, 2024	2,380	$59.19	0	$400,000
November 1, 2024 through
November 30, 2024	14,276	$73.95	0	$400,000
December 1, 2024 through
December 31, 2024	701	$67.83	0	$400,000
Total	17,357	$71.68	0	$400,000

Included above are 2,380 shares purchased in October 2024, at an average cost of $59.19, and 817 shares purchased in November 2024, at an average cost of $75.12, by the trustee of the rabbi trust established by the Company under the Company’s Second Amended and Restated Retainer Plan for Eligible Directors of Tompkins Financial Corporation and Participating Subsidiaries, which were part of the director deferred compensation under that plan. In addition, the table includes 13,459 and 701 shares delivered to the Company in November 2024 and December 2024, respectively, at an average cost of $73.88 and $67.83, respectively, to satisfy mandatory tax withholding requirements upon vesting of restricted stock under the 2019 Equity Plan.

On July 20, 2023, the Company’s Board of Directors authorized a share repurchase plan (the “2023 Repurchase Plan”) under which the Company may repurchase up to 400,000 shares of the Company’s common stock over the 24 months following adoption of the plan. Shares may be repurchased from time to time under the 2023 Repurchase Plan in open market transactions at prevailing market prices, in privately negotiated transactions, or by other means in accordance with federal securities laws. The repurchase program may be suspended, modified or terminated by the Board of Directors at any time for any reason. As of December 31, 2024, no shares have been repurchased under the 2023 Repurchase Plan.

Recent Sales of Unregistered Securities

None.

Performance Graph
The following graph compares the Company’s cumulative total stockholder return over the five-year period from December 31, 2019 through December 31, 2024, with (1) the total return for the NASDAQ Composite and (2) the total return for S&P U.S. BMI Banks index. The graph assumes $100.00 was invested on December 31, 2019, in the Company’s common stock and the comparison groups and assumes the reinvestment of all cash dividends prior to any tax effect and retention of all stock dividends.

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

	Period Ending
Index	12/31/19	12/31/20	12/31/21	12/31/22	12/31/23	12/31/24
Tompkins Financial Corporation	100.00	79.65	96.99	92.72	74.90	88.20
NASDAQ Composite	100.00	144.92	177.06	119.45	172.77	223.87
S&P U.S. BMI Banks Index	100.00	87.24	118.61	98.38	107.32	143.68

Item 6. [Reserved.]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following analysis is intended to provide the reader with a further understanding of the consolidated financial condition and results of operations of the Company and its operating subsidiaries for the periods shown. This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with other sections of this Report on Form 10-K, including Part I, "Item 1. Business," and Part II, "Item 8. Financial Statements and Supplementary Data." For a comparison of our operating results for the year ended December 31, 2023 compared to the year ended December 31, 2022, please refer to Part II, Item 7 of the Company's 2023 Annual Report on Form 10-K filed on February 29, 2024.

Overview

The Company is headquartered in Ithaca, New York and is registered as a Financial Holding Company with the Federal Reserve Board under the Bank Holding Company Act of 1956, as amended. The Company is a locally oriented, community-based financial services organization that offers a full array of products and services, including commercial and consumer banking, leasing, trust and investment management, financial planning and wealth management, and insurance services. In January 2022, the Company combined its four wholly-owned banking subsidiaries into one bank, with the Bank of Castile, Mahopac Bank, and VIST Bank merging with and into Tompkins Trust Company (the "Trust Company") with the Trust Company as the surviving institution. Immediately following the merger, the Trust Company changed its name to Tompkins Community Bank. At December 31, 2024, the Company had one wholly-owned banking subsidiary, Tompkins Community Bank, and one wholly-owned insurance agency subsidiary, Tompkins Insurance and Tompkins Financial Advisors, a division of Tompkins Community Bank, which provided a full array of investment services, including investment management, trust and estate, financial and tax planning services. The Company’s principal offices are located at 118 E. Seneca Street, Ithaca, NY, 14850, and its telephone number is: (888) 503-5753. The Company’s common stock is traded on the NYSE American under the symbol "TMP."

Forward-Looking Statements

This Report on Form 10-K contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The statements contained in this Report that are not statements of historical fact may include forward-looking statements that involve a number of risks and uncertainties. Forward-looking statements may be identified by use of such words as "may", "will", "estimate", "intend", "continue", "believe", "expect", "plan", or "anticipate", as well as the negative and other variations of these terms and other similar words. Examples of forward-looking statements may include statements regarding the asset quality of the Company's loan portfolios; the level of the Company's allowance for credit losses; the sufficiency of liquidity sources; the Company's exposure to changes in interest rates, and to new, changed, or extended government/regulatory expectations; the need to sell securities before recovery of amortized cost; the expected increases in interest income attributable to recent sales of available-for-sale debt securities; the impact of changes in accounting standards; and trends, plans, prospects, growth and strategies. Forward-looking statements are made based on management’s expectations and beliefs concerning future events impacting the Company and are subject to uncertainties and factors relating to the Company’s operations and economic environment, all of which are difficult to predict and many of which are beyond the control of the Company, that could cause actual results of the Company to differ materially from those expressed and/or implied by forward-looking statements and historical performance. The following factors, in addition to those listed as Risk Factors in Item 1A, are among those that could cause actual results to differ materially from the forward-looking statements and historical performance: changes in general economic, market and regulatory conditions; our ability to attract and retain deposits and other sources of liquidity; gross domestic product growth and inflation trends; the impact of the interest rate and inflationary environment on the Company's business, financial condition and results of operations; other income or cash flow anticipated from the Company's operations, investment and/or lending activities; changes in laws and regulations affecting banks, bank holding companies and/or financial holding companies, including the Dodd-Frank Act, and state and local government mandates; the impact of any change in the FDIC insurance assessment rate or the rules and regulations related to the calculation of the FDIC insurance assessment amount; increased supervisory and regulatory scrutiny of financial institutions; technological developments and changes; cybersecurity incidents and threats; the ability to continue to introduce competitive new products and services on a timely, cost-effective basis; governmental and public policy changes, including environmental regulation; reliance on large customers and the geographic concentration of our business; the ability to access financial resources in the amounts, at the times, and on the terms required to support the Company's future businesses; and the economic impact, including potential market volatility, of national and global events, including the response to bank failures, war and geopolitical matters (including the war in Israel and surrounding regions and the war in Ukraine), widespread protests, civil unrest, political uncertainty, and pandemics or other public health crises. The Company does not undertake any obligation to update its forward-looking statements.

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

Management considers accounting estimates to be critical to reported financial results if (i) the accounting estimates require management to make assumptions about matters that are highly uncertain, and (ii) different estimates that management reasonably could have used for the accounting estimate in the current period, or changes in the accounting estimate that are reasonably likely to occur from period to period, could have a material impact on the Company’s financial statements. Management considers the accounting policies relating to the allowance for credit losses ("allowance", or "ACL") to be a critical accounting policy because of the uncertainty and subjectivity involved in this policy and the material effect that estimates related to this area can have on the Company’s financial condition and results of operations.

The Company’s methodology for estimating the allowance considers available relevant information about the collectability of cash flows, including information about past events, current conditions, and reasonable and supportable forecasts. Refer to "Allowance for Credit Losses" below, "Note 4 - Allowance for Credit Losses", and "Note 1 - Summary of Significant Accounting Policies" in the Notes to Consolidated Financial Statements in Part II, "Item 8. Financial Statements and Supplementary Data" of this Report on Form 10-K for additional discussion regarding the allowance.

For information on the Company's significant accounting policies and to gain a greater understanding of how the Company’s financial performance is reported, refer to "Note 1 - Summary of Significant Accounting Policies" in the Notes to Consolidated Financial Statements in Part II, "Item 8. Financial Statements and Supplementary Data" of this Report on Form 10-K.

Critical Accounting Estimates

The Company's significant accounting policies conform with GAAP and are described in "Note 1 - Summary of Significant Accounting Policies" of the Notes to Consolidated Financial Statements included in Part II, "Item 8. Financial Statements and Supplementary Data" of this Report on Form 10-K.. In applying those accounting policies, management of the Company is required to exercise judgment in determining many of the methodologies, assumptions and estimates to be utilized. Certain critical accounting estimates are more dependent on such judgment and in some cases may contribute to volatility in the Company's reported financial performance should the assumptions and estimates used change over time due to changes in circumstances. The most significant area in which management of the Company applies critical assumptions and estimates include the following:

•Accounting for credit losses - the Company accounts for the allowance for credit losses using the current expected credit loss model. Under this model, the allowance for credit losses represents a valuation account that is deducted from the amortized cost basis of certain financial assets, including loans and leases, to present the net amount expected to be collected at the balance sheet date. A provision for credit losses is recorded to adjust the level of the allowance as deemed necessary by management. In estimating expected losses in the loan and lease portfolio, borrower-specific financial data and macro-economic assumptions are utilized to project losses over a reasonable and supportable forecast period. For certain loan pools that share similar risk characteristics, the Company utilizes statistically developed models to estimate amounts and timing of expected future cash flows, collateral values and other factors used to determine the borrowers' abilities to repay obligations. Such models consider historical correlations of credit losses with various macroeconomic assumptions including unemployment and gross domestic product. These forecasts may be adjusted for inherent limitations or biases of the models. Subsequent to the forecast period, the Company utilizes longer-term historical loss experience to estimate losses over the remaining contractual life of the loans. Changes in the circumstances considered when determining management's estimates and assumptions could result in changes in those estimates and assumptions, which could result in adjustment of the allowance for credit losses in future periods. A discussion of facts and circumstances considered by management in determining the allowance for credit losses is included herein in "Note 4 - Allowance for Credit Losses" in the Notes to the Unaudited Consolidated Financial Statements included in Part II, "Item 8. Financial Statements and Supplementary Data" of this Report on Form 10-K.

Results of Operations

General

The Company reported diluted earnings per share of $4.97 in 2024, an increase of 653.0% compared to diluted earnings per share of $0.66 in 2023. Net income for the year ended December 31, 2024, was $70.9 million, an increase of 645.4% compared to $9.5 million in 2023. The 2023 results included an after-tax loss of $52.9 million, or a loss of $3.69 per diluted share, related to the sale of $510.5 million of available-for-sale debt securities in 2023. The sale of securities and subsequent reinvestment of the proceeds from the sale in the second and third quarters of 2023 favorably impacted securities revenue in the fourth quarter of 2023 and in 2024 as the securities sold had an average yield of 0.86%, while the proceeds of the sale were largely reinvested into securities with an estimated yield of approximately 5.09%. Earnings performance in 2024 also benefited from increased net interest income, growth in fee-based businesses and lower operating expenses compared to 2023.

Excluding the impact of the realized losses on the sales of investment securities, adjusted net income, a non-GAAP financial measure, was $70.8 million for the year ended December 31, 2024, up $8.4 million, or 13.5%, when compared to the prior year. Earnings per diluted share, adjusted to exclude the impact of realized losses on sales of investment securities (“adjusted diluted earnings per share”), also a non-GAAP financial measure, of $4.96 for the year ended December 31, 2024, increased $0.60 or 13.8% compared to the prior year. Reconciliations of these non-GAAP financial measures with the most directly comparable GAAP financial measures are presented in the "Non-GAAP Disclosure" on page 53.

In addition to earnings per share, key performance measurements for the Company include return on average shareholders’ equity (ROE) and return on average assets (ROA). ROE was 10.33% in 2024, compared to 1.50% in 2023, while ROA was 0.90% in 2024 and 0.12% in 2023. Tompkins’ 2024 ROE compared favorably with a peer ratio of 9.67%, while ROA trailed by 3 basis points when compared to peer ROA of 0.93%. The peer group data is derived from the FRB's "Bank Holding Company Performance Report", which covers banks and bank holding companies with assets between $3.0 billion and $10.0 billion as of September 30, 2024 (the most recent report available). Although the peer group data is presented based upon financial information that is one fiscal quarter behind the financial information included in this report, the Company believes that it is relevant to include certain peer group information for comparison to current period numbers. ROA and ROE adjusted to exclude the impact of realized losses on sales of investment securities ("adjusted ROA" and "adjusted ROE", which are non-GAAP financial measures), were 0.90% and 10.33% for the year ended December 31, 2024, compared to 0.82% and 9.83% for the year ended December 31, 2023. Reconciliations of these non-GAAP financial measures with the most directly comparable GAAP financial measures are presented in "Non-GAAP Disclosure" on page 53.

Segment Reporting

The Company operates in three business segments: banking, insurance and wealth management. Insurance is comprised of property and casualty insurance services and employee benefit consulting operated under the Tompkins Insurance subsidiary. Wealth management activities include the results of the Company’s trust, financial planning, and wealth management services provided by Tompkins Financial Advisors, a division of Tompkins Community Bank. All other activities are considered banking. For additional financial information on the Company’s segments, refer to "Note 21 - Segment and Related Information" in the Notes to Consolidated Financial Statements in Part II, "Item 8. Financial Statements and Supplementary Data" of this Report on Form 10-K. The Company adopted ASU No. 2023-07, "Segment Reporting: Improvements to Reportable Segment Disclosures", effective for the Company for fiscal years beginning after December 15, 2024.

Banking Segment
The banking segment reported net income of $59.2 million for the year ended December 31, 2024, up $59.2 million compared to net income of $74,000 for 2023. Results for 2023 included an after-tax loss of $52.9 million related to the sale of $510.5 million of available-for-sale debt securities. Earnings performance in 2024 also benefited from increased interest income, growth in fee-based businesses and lower operating expenses compared to 2023.

The provision for credit loss expense was $6.6 million in 2024, compared to a provision expense of $4.3 million in the prior year. The increase in the provision for credit losses in 2024 over 2023 was mainly driven by loan growth, an increase in net loan charge-offs, and model assumption updates. The ratio of the allowance to total loans at December 31, 2024 was 0.94%, up from 0.92% at December 31, 2023. For additional information, see the section titled "The Allowance for Credit Losses" below.

Noninterest income of $30.0 million in 2024 increased $73.7 million or 168.7% compared to 2023. Noninterest income in 2023 included a pre-tax loss of $70.0 million on the sales of available-for-sale debt securities in the second and third quarters of 2023. The increase in 2024 compared to 2023 also included growth in card services income, service charges on deposit accounts and other income. For the year ended December 31, 2024, derivative income increased by $1.3 million or 266.9% due mainly to fees collected from new customer interest rate swap arrangements, and bank owned life insurance earnings increased by $1.0 million or 60.3% over 2023 due to a $504,000 adjustment on BOLI policies surrendered in the previous year and settled in 2024.

Noninterest expense of $157.3 million for the year ended December 31, 2024, decreased $5.0 million or 3.1% from 2023 noninterest expense. The decrease was largely due to reductions in technology, marketing, and nonrecurring expenses in 2023, which included $879,000 of expenses related to branch closures; New York State minimum tax expense of $830,000, and approximately $640,000 in expenses related to staff restructuring charges. These decreases were partially offset by increases in salaries and benefits and FDIC insurance expense in 2024.

Insurance Segment
The insurance segment reported net income of $7.8 million for 2024, which was up $1.3 million or 19.6% compared to 2023. A $1.9 million or 5.0% increase in noninterest revenue was partially offset by an increase in noninterest expenses of $213,000 or 0.7%. The increase in revenue was mainly in property and casualty commissions, which were up $747,000 or 2.8% in 2024 over 2023. Contingency revenue was up $952,000 or 27.4% in 2024 compared to 2023. Revenue growth in 2024 benefited from business development efforts and generally higher policy premium levels. The increase in expenses was mainly in salaries and wages as a result of normal annual merit increases along with increases in profit sharing and incentives, which were partially offset by decreases in travel and meetings and other operating expenses.

Wealth Management Segment
The wealth management segment reported net income of $3.8 million for the year ended December 31, 2024, an increase of $906,000 or 31.5% compared to 2023. Revenue of $20.5 million increased $2.2 million or 12.2% compared to 2023, mainly as a result of higher average assets under management, favorable market conditions and gains of $558,000 on the sale of certain customer accounts. Noninterest expenses increased by $1.0 million or 7.1% compared to 2023. The increase was mainly driven by salaries and employee benefits, and technology expense related to the core wealth platform. The fair value of assets under management or in custody at December 31, 2024 totaled $3.1 billion, representing a decrease of $27.5 million or 0.9% compared to $3.1 billion at year-end 2023. While the market performance for the year was favorable, increases in asset values were offset by sales of certain customer accounts totaling about $115.0 million.

Net Interest Income

Net interest income is the Company’s largest source of revenue, representing 70.6% of total revenues for the year ended December 31, 2024, and 95.3% of total revenues for the year ended December 31, 2023. The decrease in the ratio of net interest income to revenues in 2024 was largely driven by a pre-tax loss of $70.0 million on the sales of available-for-sale debt securities during 2023. Net interest income is dependent on the volume and composition of interest earning assets and interest-bearing liabilities and the level of market interest rates. Table 1 – Average Statements of Condition and Net Interest Analysis shows average interest-earning assets and interest-bearing liabilities, and the corresponding yield or cost associated with each.

Net interest income of $211.1 million for 2024 increased by $1.6 million or 0.8% from 2023. The slight increase was primarily due to increases in both average loan balances and average loan yields, largely offset by higher average funding costs in 2024 compared to 2023.

Net interest margin for 2024 was 2.79%, compared to 2.84% for 2023. The decrease in net interest margin for the year ended December 31, 2024 compared to the year ended December 31, 2023 was due to increases in the average rates paid on interest-bearing liabilities outpacing increases on interest-earning assets yields due to the higher interest rate environment, as well as increases in higher rate average other borrowings.

The net interest margin was 2.93% for the fourth quarter of 2024, up 14 basis points when compared to the immediate prior quarter, and up 11 basis points from 2.82% for the fourth quarter of 2023. The increase in net interest margin, when compared to the most recent prior quarter, was mainly due to lower funding costs resulting from growth in average deposits and lower market rates. The increase in net interest margin when compared to the same period prior year was mainly a result of higher yields on average interest earning assets and higher average loan balances, and was partially offset by higher average funding costs.

Interest income increased $50.2 million or 16.9% in 2024 from 2023, driven by an increase in average interest-earning assets as well as higher interest earning asset yields due to the higher interest rate environment. Average interest-earning assets for the year ended December 31, 2024, increased $190.7 million, or 2.6%, compared to 2023. The growth in average interest-earning assets was mainly in average loans, partially offset by a decrease in average securities. For the year ended December 31, 2024, the average yield on interest-earning assets increased 56 basis points over 2023.

Interest income on loans for the year ended December 31, 2024, was up $41.5 million, or 15.9% compared to 2023, driven by higher average balances and higher average yields. Average loans and leases increased $410.9 million or 7.7% in 2024 compared to 2023, and represented 75.9% of average earning assets in 2024 compared to 72.3% in 2023. The increase was largely driven by growth in the commercial real estate and commercial and industrial portfolios. The average yield on loans for the year ended December 31, 2024, of 5.25%, was up 37 basis points from 2023. The increase in average loan yields was a result of market-related increases in interest rates on new loans, a significant increase in variable and adjustable rate loan yields driven by rising market interest rates, including the prime rate, and an increase in new loan originations.

Interest income on securities, excluding dividends on FHLB stock, for the year ended December 31, 2024, was up $7.1 million or 20.6% as compared to 2023, as higher average yields more than offset lower average balances. The average yield on total securities for the year ended December 31, 2024, increased 62 basis points, while average balances for securities decreased $234.3 million, or 11.6%, from 2023. The increase in average securities yields was driven by market interest rate increases and the repositioning of the investment portfolio through the sale of approximately $510.5 million of available-for-sale investment securities in the second and third quarters of 2023. The securities sold had an average yield of 0.86%, while the proceeds of the sale were largely reinvested into securities with an estimated average yield of approximately 5.09%. In 2024, the Company used the majority of cash flow from the securities portfolio to support loan growth.

Interest expense for 2024 increased $48.6 million or 55.4% compared to 2023, driven mainly by the increase in average rates paid on interest-bearing liabilities and funding mix, with an increase in average borrowings and average time deposits. The average cost of interest-bearing deposits was 2.27% in 2024, an increase of 69 basis points from 1.58% in 2023, while the average cost of interest-bearing liabilities increased to 2.60% in 2024 from 1.79% in 2023.

Average interest bearing deposits in 2024 increased $80.0 million or 1.8% compared to 2023, with average time deposits up $223.8 million or 28.2% and average interest-bearing checking, savings and money market deposits down $143.8 million or 3.9%. Average noninterest bearing deposit balances in 2024 decreased $156.8 million or 7.9% versus 2023 and represented 28.7% of average total deposits in 2024 compared to 30.8% in 2023.

Average other borrowings increased by $275.2 million or 75.7% in 2024 from 2023. The average rate paid on other borrowings for the year ended December 31, 2024, was up 41 basis points over 2023. The increase in the cost of average borrowings was primarily the result of the greater utilization of comparatively higher rate overnight borrowings to support loan growth.

Table 1 - Average Statements of Condition and Net Interest Analysis

	For the Quarters Ended
	December 31, 2024			September 30, 2024			December 31, 2023
(dollar amounts in thousands)	Average Balance (QTD)	Interest	Average Yield/Rate	Average Balance (QTD)	Interest	Average Yield/Rate	Average Balance (QTD)	Interest	Average Yield/Rate
ASSETS
Interest-earning assets
Interest-bearing balances due from banks	$19,065	$235	4.90%	$13,189	$168	5.07%	$14,351	$227	6.28%
Securities[1]
U.S. Government securities	1,619,973	9,471	2.33%	1,664,611	9,740	2.33%	1,789,043	10,411	2.31%
State and municipal[2]	86,481	557	2.56%	87,799	560	2.54%	90,070	574	2.53%
Other Securities[2]	3,287	55	6.66%	3,282	60	7.27%	3,242	60	7.37%
Total securities	1,709,741	10,083	2.35%	1,755,692	10,360	2.35%	1,882,355	11,045	2.33%
FHLBNY and FRB stock	30,665	894	11.60%	38,534	888	9.17%	24,555	584	9.44%
Total loans and leases, net of unearned income[2,3]	5,931,771	79,126	5.31%	5,830,899	78,040	5.32%	5,486,715	69,197	5.00%
Total interest-earning assets	7,691,242	90,338	4.67%	7,638,314	89,456	4.66%	7,407,976	81,053	4.34%
Other assets	282,490			276,610			259,006
Total assets	$7,973,732			$7,914,924			$7,666,982
LIABILITIES & EQUITY
Deposits
Interest-bearing deposits
Interest bearing checking, savings, & money market	$3,661,006	$17,223	1.87%	$3,509,116	$16,635	1.89%	$3,643,919	$14,915	1.62%
Time deposits	1,076,300	10,331	3.82%	1,016,949	10,076	3.94%	925,790	8,560	3.67%
Total interest-bearing deposits	4,737,306	27,554	2.31%	4,526,065	26,711	2.35%	4,569,709	23,475	2.04%
Federal funds purchased & securities sold under agreements to repurchase	39,519	11	0.11%	42,449	11	0.10%	51,903	14	0.10%
Other borrowings	534,219	6,176	4.60%	709,474	9,214	5.17%	398,932	4,937	4.91%
Total interest-bearing liabilities	5,311,044	33,741	2.53%	5,277,988	35,936	2.71%	5,020,544	28,426	2.25%
Noninterest bearing deposits	1,844,772			1,838,725			1,920,510
Accrued expenses and other liabilities	101,370			101,679			103,648
Total liabilities	7,257,186			7,218,392			7,044,702
Tompkins Financial Corporation Shareholders’ equity	715,299			695,057			620,789
Noncontrolling interest	1,247			1,475			1,491
Total equity	716,546			696,532			622,280
Total liabilities and equity	$7,973,732			$7,914,924			$7,666,982
Interest rate spread			2.15%			1.95%			2.09%
Tax-equivalent net interest income/margin on earning assets		56,597	2.93%		53,520	2.79%		52,627	2.82%
Tax-equivalent adjustment		(316)			(327)			(268)
Net interest income		$56,281			$53,193			$52,359

	For the year ended December 31,
	2024			2023			2022
(dollar amounts in thousands)	Average Balance (YTD)	Interest	Average Yield/Rate	Average Balance (YTD)	Interest	Average Yield/Rate	Average Balance (YTD)	Interest	Average Yield/Rate
ASSETS
Interest-earning assets
Interest-bearing balances due from banks	$14,052	$741	5.27%	$13,064	$674	5.16%	$85,788	$371	0.43%
Securities[1]
U.S. Government securities	1,689,411	39,580	2.34%	1,920,678	32,433	1.69%	2,265,226	30,587	1.35%
State and municipal[2]	88,414	2,254	2.55%	91,407	2,338	2.56%	97,283	2,490	2.56%
Other securities[2]	3,277	235	7.17%	3,272	229	6.99%	3,329	135	4.06%
Total securities	1,781,102	42,069	2.36%	2,015,357	35,000	1.74%	2,365,838	33,212	1.40%
FHLBNY and FRB stock	35,369	3,203	9.06%	22,284	1,697	7.63%	13,354	646	4.84%
Total loans and leases, net of unearned income[2,3]	5,768,575	302,780	5.25%	5,357,699	261,144	4.87%	5,142,098	218,494	4.25%
Total interest-earning assets	7,599,098	348,793	4.59%	7,408,404	298,515	4.03%	7,607,078	252,723	3.32%
Other assets	276,241			233,268			221,442
Total assets	$7,875,339			$7,641,672			$7,828,520
LIABILITIES & EQUITY
Deposits
Interest-bearing deposits
Interest bearing checking, savings, & money market	$3,553,942	$64,647	1.82%	$3,697,780	$46,820	1.27%	$4,029,008	$10,389	0.26%
Time deposits	1,017,532	39,336	3.87%	793,709	23,988	3.02%	611,708	5,779	0.94%
Total interest-bearing deposits	4,571,474	103,983	2.27%	4,491,489	70,808	1.58%	4,640,716	16,168	0.35%
Federal funds purchased & securities sold under agreements to repurchase	42,752	46	0.11%	55,773	58	0.10%	57,126	60	0.10%
Other borrowings	638,721	32,443	5.08%	363,530	16,978	4.67%	195,110	4,815	2.47%
Total interest-bearing liabilities	5,252,947	136,472	2.60%	4,910,792	87,844	1.79%	4,892,952	21,043	0.43%
Noninterest bearing deposits	1,838,036			1,994,861			2,186,720
Accrued expenses and other liabilities	98,542			101,287			107,122
Total liabilities	7,189,525			7,006,940			7,186,795
Tompkins Financial Corporation Shareholders’ equity	684,417			633,267			640,258
Noncontrolling interest	1,397			1,465			1,468
Total equity	685,814			634,732			641,725
Total liabilities and equity	$7,875,339			$7,641,672			$7,828,520
Interest rate spread			1.99%			2.24%			2.89%
Tax-equivalent net interest income/margin on earning assets		212,321	2.79%		210,671	2.84%		231,680	3.05%
Tax-equivalent adjustment		(1,219)			(1,157)			(1,399)
Net interest income		$211,102			$209,514			$230,281
1 Average balances and yields on available-for-sale debt securities are based on historical amortized cost.
2 Interest income includes the tax effects of tax-equivalent adjustments using the Federal income tax rate of 21.0% in 2024, 2023, and 2022 to increase tax exempt interest income to tax-equivalent basis.
3 Nonaccrual loans are included in the average asset totals presented above. Payments received on nonaccrual loans have been recognized as disclosed in "Note 1 - Summary of Significant Accounting Policies" of the Company’s consolidated financial statements included in Part 1 of this Report on Form 10-K.

Table 2 - Analysis of Changes in Net Interest Income

	2024 vs. 2023			2023 vs. 2022
	Increase (Decrease) Due to Change in Average			Increase (Decrease) Due to Change in Average
(In thousands)(taxable equivalent)	Volume	Yield/Rate	Total	Volume	Yield/Rate	Total
INTEREST INCOME:
Interest-bearing balances due from bank	$52	$15	$67	$(563)	$866	$303
Investments[1]
Taxable	(4,263)	11,417	7,154	(5,095)	7,035	1,940
Tax-exempt	(76)	(9)	(85)	(150)	(2)	(152)
FHLB and FRB stock	1,141	365	1,506	565	486	1,051
Loans, net[1]	21,989	19,647	41,636	9,754	32,896	42,650
Total interest income	$18,843	$31,435	$50,278	$4,511	$41,281	$45,792
INTEREST EXPENSE:
Interest-bearing deposits:
Interest checking, savings and money market	$(1,886)	$19,713	$17,827	$(923)	$37,354	$36,431
Time	8,307	7,041	15,348	3,200	15,009	18,209
Federal funds purchased and securities sold under agreements to repurchase	(14)	2	(12)	(2)	0	(2)
Other borrowings	13,861	1,604	15,465	5,980	6,183	12,163
Total interest expense	$20,268	$28,360	$48,628	$8,255	$58,546	$66,801
Net interest income	$(1,425)	$3,075	$1,650	$(3,744)	$(17,265)	$(21,009)
1 Interest income includes the tax effects of tax-equivalent adjustments using the Federal income tax rate of 21.0% in 2024, 2023 and 2022 to increase tax exempt interest income to tax-equivalent basis.

Changes in net interest income occur from a combination of changes in the volume of interest-earning assets and interest-bearing liabilities, and in the rate of interest earned or paid on them. The above table illustrates changes in interest income and interest expense attributable to changes in volume (change in average balance multiplied by prior year rate), changes in rate (change in rate multiplied by prior year volume), and the net change in net interest income. The net change attributable to the combined impact of volume and rate has been allocated to each in proportion to the absolute dollar amounts of the change. In 2024, net interest income increased by $1.7 million, resulting from a $50.3 million increase in interest income, partially offset by a $48.6 million increase in interest expense. The increase in interest income largely reflects increases in average loan balances and average loan yields. The increase in interest expense reflects higher rates paid on interest-bearing liabilities, both deposits and other borrowings, and increases in average other borrowings.

Provision for Credit Loss Expense

The provision for credit loss expense represents management’s estimate of the expense necessary to maintain the allowance for credit losses at an appropriate level. The ratio of allowance to total loans and leases increased to 0.94% at December 31, 2024 from 0.92% at December 31, 2023. The increase in the ratio of allowance to total loans from year-end December 31, 2023 was mainly a result of changes in qualitative factors relating to loan growth and asset quality, model assumptions changes, and updates to economic forecasts for unemployment and gross domestic product. The increase in allowance for credit losses was partially offset by lower off-balance sheet reserves due to model changes related to utilization rates and a decrease in loan pipeline. The provision for credit loss expense was $6.6 million in 2024, compared to provision expense of $4.3 million in 2023. The provision for credit losses for 2024 included a provision credit of $807,000 related to off-balance sheet credit exposures compared to a provision credit of $526,000 for 2023. The section captioned "Financial Condition – The Allowance for Credit Losses" below has further details on the allowance for credit losses and asset quality metrics.

Noninterest Income

	Year ended December 31,
(In thousands)	2024	2023	2022
Insurance commissions and fees	$39,100	$37,351	$36,201
Wealth management fees	19,589	17,951	18,091
Service charges on deposit accounts	7,288	6,913	7,365
Card services income	12,057	11,488	11,024
Other income	10,061	6,511	5,925
Net gain (loss) on securities transactions	32	(69,973)	(634)
Total	$88,127	$10,241	$77,972

Noninterest income of $88.1 million for the year-ended December 31, 2024 increased $77.9 million or 760.5% from 2023. Noninterest income represented 29.5% of total revenues in 2024, up from 4.7% in 2023. The increase in noninterest income was largely due to the previously noted sales of available-for-sale debt securities, mainly in the third quarter of 2023, which resulted in the recognition of a pre-tax loss of $70.0 million for the year ended December 31, 2023. Fee-based revenues, including insurance commissions and fees, wealth management fees, service charges on deposit accounts and card services income, for the year ended December 31, 2024, collectively, increased $4.3 million, or 5.9%, over 2023.

Insurance commissions and fees of $39.1 million increased $1.7 million or 4.7% in 2024 compared to $37.4 million for 2023. The increase was mainly in property and casualty commissions, which were up $747,000 or 2.8% in 2024 over 2023, and contingency revenue, which was up $952,000 or 27.4% in 2024 compared to 2023. Revenue growth in 2024 benefited from business development efforts and generally higher policy premium levels as a result of general market conditions.

Wealth management fees of $19.6 million in 2024 increased $1.6 million or 9.1% compared to 2023, reflecting favorable market conditions, and an increase in average assets under management. Wealth management fees include fees from trust services, financial planning, wealth management services, and brokerage related services. The fair value of assets managed by, or in custody of, Tompkins was $3.1 billion at December 31, 2024, a decrease of $27.5 million or 0.9% from $3.1 billion at December 31, 2023. While the market performance for the year was favorable, the increases in asset values were offset by sales of certain customer accounts.

Service charges on deposit accounts of $7.3 million increased $375,000 or 5.4% in 2024 compared to 2023. The increase was primarily in net overdraft fees and service fees on personal and business accounts, reflective of increased transaction activity, resulting in part from new initiatives in 2024.

Card services income increased $569,000 or 5.0% in 2024 over 2023. The primary components of card services income are fees related to interchange income and transaction fees for debit card transactions, credit card transactions and ATM usage. The increase in 2024 included a $255,000 sign-on bonus related to the renewal of a card services contract.

Other income of $10.1 million increased $3.6 million or 54.5% compared to 2023. The increase for 2024 compared to 2023 was mainly due to derivatives related income (up $1.3 million), higher earnings on bank owned life insurance (up $1.0 million), and gains on sale of residential loans (up $905,000). The year ended December 31, 2024 also included gains of $558,000 on the sale of certain customer accounts within the wealth management business.

Noninterest Expense

	Year ended December 31,
(In thousands)	2024	2023	2022
Salaries and wages	$101,150	$97,370	$98,261
Other employee benefits	26,661	27,333	24,969
Net occupancy expense of premises	12,634	13,278	13,093
Furniture and fixture expense	7,666	8,663	8,058
FDIC insurance	5,696	4,298	2,798
Amortization of intangible assets	332	334	873
Other operating expense	45,503	52,016	47,699
Total	$199,642	$203,292	$195,751

Noninterest expense for the year ended 2024 of $199.6 million, decreased $3.7 million, or 1.8% compared to 2023. The decrease in noninterest expense in 2024 over 2023 was mainly driven by lower other expenses (technology, marketing, professional fees, retirement plan expense, and travel and meeting expense), partially offset by higher FDIC insurance expense.

Expenses associated with salaries and wages and employee benefits are the largest component of total noninterest expense. In 2024, these expenses increased $3.1 million or 2.5% compared to 2023. Salaries and wages increased $3.8 million or 3.9% in 2024 over the prior year, driven mainly by annual merit pay increases and incentive related accruals. The number of employees as measured by average full time equivalents (FTEs) for 2024 were 966, compared to 1,014 for 2023. Other employee benefits decreased $672,000 or 2.5% over 2023, mainly in health insurance, which was down $880,000 or 7.7% in 2024 over 2023.

The decreases in net occupancy expense of premises and furniture and fixture expense in 2024 compared to 2023, were mainly due to a $669,000 decrease in furniture, fixtures and equipment depreciation expense and a $492,000 decrease in expenses related to branch closures.

Other operating expenses of $45.5 million decreased by $6.5 million or 12.5% compared to 2023, including decreases in technology, down $1.3 million; marketing, down $1.2 million; professional fees, down $1.0 million; retirement plan expense, down $709,000; and travel and meeting expense, down $667,000. Partially offsetting these decreases, FDIC insurance expense was up $1.4 million or 32.5% year-over-year.

Noncontrolling Interests

Net income attributable to noncontrolling interests represents the portion of net income in consolidated majority-owned subsidiaries that is attributable to the minority owners of a subsidiary. The Company had net income attributable to noncontrolling interests of $123,000 in 2024, in line with 2023. The noncontrolling interests relate to three real estate investment trusts ("REIT"), which were substantially owned by the Company, through the fourth quarter of 2024, as discussed below under "Income Tax Expense".

Income Tax Expense

The provision for income taxes provides for Federal, New York State, Pennsylvania and other miscellaneous state income taxes. The 2024 provision was $22.0 million, which increased $19.5 million or 781.9% compared to the 2023 provision. The increase in income tax expense between comparable periods reflects an increase in pre-tax income, as the prior year reflected realized losses on the sale of certain available-for-sale debt securities. The effective tax rate for the Company was 23.7% in 2024, up from 20.8% in 2023. Contributing to the increase in the effective tax rate in 2024 was the loss of certain New York State tax benefits related to the Company's REIT subsidiaries, discussed below. The effective rates for 2024 and 2023 differed from the U.S. statutory rate of 21.0% during those periods due to the effect of tax-exempt income from loans, securities, and life insurance assets, investments in tax credits, and excess tax benefits of stock-based compensation.

In 2024, the Company's average assets exceeded the $8.0 billion threshold for receiving certain New York State tax benefits associated with the Company’s REIT subsidiaries. Therefore, the Company did not recognize any tax benefit in connection with the REITs in 2024. In the fourth quarter of 2024, the Company’s bank subsidiary approved the dissolution of the REITs.

Financial Condition

Total assets were $8.1 billion at December 31, 2024, up by 3.7% or $289.3 million from the previous year end. Total loans increased $414.0 million or 7.4% from year-end 2023, while total securities decreased by $185.1 million or 10.7%. Total deposits at year-end 2024 increased $72.0 million or 1.1% from year-end 2023, while total borrowings increased $188.1 million or 31.3%.

Loans and leases were 74.2% of total assets at December 31, 2024, compared to 71.7% of total assets at December 31, 2023. Total loan balances were $6.0 billion at December 31, 2024, an increase of $414.0 million or 7.4% compared to the $5.6 billion reported at year-end 2023. The increase was mainly in commercial real estate loans and commercial and industrial loans. A more detailed discussion of the loan portfolio is provided below in this section under the caption "Loans and Leases".

As of December 31, 2024, total securities comprised 19.1% of total assets, compared to 22.1% of total assets at year-end 2023. Securities decreased $185.1 million or 10.7% at December 31, 2024, compared to December 31, 2023. Contributing to the decrease in securities from year-end 2023 was mainly maturities and principal payments on available-for-sale debt securities and, to a much lesser extent, sales of available-for-sale debt securities. These decreases were partially offset by securities purchases in 2024. A more detailed discussion of the securities portfolio is provided below in this section under the caption "Securities".

Total deposits at year-end 2024 increased by $72.0 million or 1.1% compared to December 31, 2023. At December 31, 2024 time deposit balances increased $70.4 million or 7.1%, checking, savings and money market accounts increased by $74.1 million or 2.1%, and noninterest bearing deposits decreased by $72.5 million or 3.8%, when compared to December 31, 2023. Other borrowings, consisting mainly of short-term advances with the FHLB, increased $188.1 million or 31.3% from December 31, 2023. A more detailed discussion of deposits and borrowings is provided below in this section under the caption "Deposits and Other Liabilities".

Shareholders’ Equity

The Consolidated Statements of Changes in Shareholders’ Equity included in the Consolidated Financial Statements of the Company contained in Part II, "Item 8. Financial Statements and Supplementary Data" of this Report on Form 10-K, detail changes in equity capital over prior year end. Total shareholders’ equity increased $43.5 million or 6.5% to $713.4 million at December 31, 2024, from $669.9 million at December 31, 2023. Additional paid-in capital increased by $2.9 million, from $297.2 million at December 31, 2023, to $300.1 million at December 31, 2024. The $2.9 million increase included $3.9 million attributed to stock-based compensation expense, partially offset by $1.2 million of restricted stock activity. Retained earnings increased by $35.6 million, reflecting net income of $70.9 million, less dividends paid of $35.1 million for the year-ended December 31, 2024.

Accumulated other comprehensive loss decreased from $125.0 million at December 31, 2023 to $118.5 million at December 31, 2024, reflecting a $2.2 million increase in unrealized losses on available-for-sale debt securities due to market interest rates and $8.7 million decrease related to employee post-retirement benefit plans. Under regulatory requirements, amounts reported as accumulated other comprehensive income/loss related to net unrealized gain or loss on available-for-sale debt securities and the funded status of the Company’s defined benefit post-retirement benefit plans do not increase or reduce regulatory capital and are not included in the calculation of risk-based capital and leverage capital ratios.

Total shareholders’ equity decreased $52.5 million or 8.5% to $669.9 million at December 31, 2023, from $617.4 million at December 31, 2022. Additional paid-in capital decreased by $5.6 million, from $302.8 million at December 31, 2022, to $297.2 million at December 31, 2023. The $5.6 million decrease included the following: an $8.7 million aggregate purchase price paid related to the Company's repurchase and retirement of 150,000 shares of its common stock in the first six months of 2023 pursuant to its publicly announced stock repurchase plan; and $1.3 million related to the exercise of stock options and restricted stock activity. These were partially offset by $4.1 million attributed to stock-based compensation expense, and $331,000 related to shares issued for the Company's director deferred compensation plan. Retained earnings decreased by $25.2 million, reflecting net income of $9.5 million, less dividends paid of $34.7 million for the year ended December 31, 2023.

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

The Company increased cash dividends per share by 1.7% in 2024 over 2023, which followed an increase of 3.9% in 2023 over 2022. Dividends per share were $2.44 in 2024, compared to $2.40 in 2023, and $2.31 in 2022. Cash dividends paid represented 49.6%, 364.6%, and 39.5% of after-tax net income in 2024, 2023, and 2022, respectively.

On October 22, 2021, the Company’s Board of Directors authorized a share repurchase plan (the "2021 Repurchase Plan") for the repurchase of up to 400,000 shares of the Company’s common stock over the 24 months following adoption of the 2021 Repurchase Plan. Under the 2021 Repurchase Plan, the Company repurchased a total of 380,182 shares at an average cost of $70.14.

On July 20, 2023, the Company’s Board of Directors authorized a replacement share repurchase plan (the “2023 Repurchase Plan”) under which the Company may repurchase up to 400,000 shares of the Company’s common stock over the 24 months following adoption of the plan. Shares may be repurchased from time to time under the 2023 Repurchase Plan in open market transactions at prevailing market prices, in privately negotiated transactions, or by other means in accordance with federal securities laws, and the repurchase program may be suspended, modified or terminated by the Board of Directors at any time for any reason. As of December 31, 2024, there have been no shares repurchased under the 2023 Repurchase Plan.

The Company and its subsidiary bank are subject to various regulatory capital requirements administered by federal bank regulatory agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material adverse effect on the Company’s business, results of operations and financial condition. Under capital adequacy guidelines and the regulatory framework for prompt corrective action (PCA), banks must meet specific guidelines that involve quantitative measures of assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. Capital amounts and classifications of the Company and its subsidiary bank are also subject to qualitative judgments by regulators concerning components, risk weightings, and other factors. Quantitative measures established by regulation to ensure capital adequacy require the maintenance of minimum amounts and ratios of common equity Tier 1 capital, Total capital and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. Management believes that the Company and its subsidiary bank meet all capital adequacy requirements to which they are subject.

As of December 31, 2024, the capital ratios for the Company’s subsidiary bank exceeded the minimum levels required to be considered well capitalized. Additional information on the Company’s capital ratios and regulatory requirements is provided in "Note 19 - Regulations and Supervision" in the Notes to Consolidated Financial Statements in Part II, "Item 8. Financial Statements and Supplementary Data" of this Report on Form 10-K.

Securities

The Company maintains a portfolio of securities such as U.S. Treasuries, U.S. government sponsored entities securities, U.S. government agencies, non-U.S. Government agencies or sponsored entities mortgage-backed securities, obligations of states and political subdivisions thereof and equity securities. Management typically invests in securities with short to intermediate average lives in order to better match the interest rate sensitivities of its assets and liabilities. Investment decisions are made within policy guidelines established by the Company’s Board of Directors. The investment policy established by the Company’s Board of Directors is based on the asset/liability management goals of the Company, and is monitored by the Company’s Asset/Liability Management Committee and Investment Committee. The intent of the policy is to establish a portfolio of high-quality diversified securities, which optimizes net interest income within safety and liquidity limits deemed acceptable by the Asset/Liability Management Committee.

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

The Company’s total securities portfolio at December 31, 2024 was $1.5 billion, compared to $1.7 billion at December 31, 2023. The table below shows the composition of the available-for-sale and held-to-maturity debt securities portfolios as of year-end 2024, 2023 and 2022. The decrease in securities from year-end 2023 was mainly a result of $198.4 million of payments, maturities and calls on available-for-sale debt securities, and $39.9 million of sales of available-for-sale debt securities, partially offset by $55.9 million of securities purchases. Unrealized losses on the available-for-sale debt securities portfolio were $135.6 million at year-end 2024, up from $131.8 million at year-end 2023. The increase in unrealized losses at year end 2024 over prior year end was primarily attributable to market conditions.

Additional information on the securities portfolio is available in "Note 2 - Securities" in the Notes to Consolidated Financial Statements in Part II, "Item 8. Financial Statements and Supplementary Data" of this Report on Form 10-K, which details the types of securities held, the carrying and fair values, and the contractual maturities as of December 31, 2024 and 2023.

	As of December 31,
Available-for-Sale Debt Securities	2024		2023		2022
(In thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
U.S. Treasuries	$75,141	$71,497	$114,418	$109,904	$190,170	$167,251
Obligations of U.S. Government sponsored entities	398,648	380,280	472,286	456,458	681,192	601,167
Obligations of U.S. states and political subdivisions	86,328	77,694	89,999	81,924	93,599	85,281
Mortgage-backed securities-residential, issued by
U.S. Government agencies	68,130	63,254	49,976	45,240	58,727	52,668
U.S. Government sponsored entities	736,376	636,360	819,303	720,830	805,603	686,222
U.S. corporate debt securities	2,500	2,447	2,500	2,294	2,500	2,378
Total available-for-sale debt securities	$1,367,123	$1,231,532	$1,548,482	$1,416,650	$1,831,791	$1,594,967

	As of December 31,
Held-to-Maturity Debt Securities	2024		2023		2022
(In thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
U. S. Treasuries	$86,049	$74,688	$86,266	$75,215	$86,478	$73,541
Obligations of U.S. Government sponsored entities	226,413	192,607	226,135	192,240	225,866	188,151
Total held-to-maturity debt securities	$312,462	$267,295	$312,401	$267,455	$312,344	$261,692

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

For available-for-sale debt securities in an unrealized loss position, the Company evaluates the securities to determine whether the decline in the fair value below the amortized cost basis is the result of changes in interest rates or reflects a fundamental change in the creditworthiness of the underlying issuer. Any impairment that is not credit related is recognized in other comprehensive income, net of applicable taxes. Credit-related impairment is recognized as an allowance for credit losses ("ACL") on the Company's Statements of Condition, limited to the amount by which the amortized cost basis exceeds the fair value, with a corresponding adjustment to earnings. Both the ACL and the adjustment to net income may be reversed if conditions change.

Management measures expected credit losses on held-to-maturity debt securities on a collective basis by major security type with each type sharing similar risk characteristics and considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts. Management has made the accounting policy election to exclude accrued interest receivable on held-to-maturity debt securities from the estimate of credit losses. As of December 31, 2024, the held-to-maturity portfolio consisted of U.S. Treasury securities and securities issued by U.S. government-sponsored enterprises, including Federal National Mortgage Agency, Federal Home Loan Bank, and Federal Farm Credit Banks Funding Corporation. U.S. Treasury securities are backed by the full faith and credit of and/or guaranteed by the U.S. government, and it is expected that the securities will not be settled at prices less than the amortized cost bases of the securities. Securities issued by U.S. government agencies or U.S. government-sponsored enterprises carry the explicit and/or implicit guarantee of the U.S. government, are widely recognized as "risk-free," and have a long history of zero credit loss. As such, the Company did not record an allowance for credit losses for these securities as of December 31, 2024.

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

The Company also holds non-marketable Federal Home Loan Bank New York ("FHLBNY") stock and non-marketable Atlantic Community Bankers Bank ("ACBB") stock, which are required to be held for regulatory purposes and for borrowing availability. The required investment in FHLBNY stock is tied to the Company’s borrowing levels with the FHLBNY. Holdings of FHLBNY stock and ACBB stock totaled $42.2 million and $95,000 at December 31, 2024, respectively. These securities are carried at par, which is also cost. During 2024, the FHLBNY continued to pay dividends and repurchase stock. As such, the Company has not recognized any impairment on its holdings of FHLBNY. At December 31, 2023, the Company’s holdings of FHLBNY stock and ACBB stock totaled $33.6 million and $95,000, respectively.

Management’s policy is to purchase investment grade securities that, on average, have relatively short expected durations. This policy helps mitigate interest rate risk and provides sources of liquidity without significant risk to capital. The contractual maturity distribution of debt securities and mortgage-backed securities as of December 31, 2024, along with the weighted average yield of each category, is presented in Table 3-Maturity Distribution below. Balances are shown at amortized cost and weighted average yields are calculated on a fully tax-equivalent basis. Expected maturities may differ from contractual maturities presented in Table 3-Maturity Distribution below, because issuers may have the right to call or prepay obligations with or without penalty and mortgage-backed securities may pay throughout the periods prior to contractual maturity.

Table 3 - Maturity Distribution

	As of December 31, 2024
	Securities Available-for-Sale[1]		Securities Held-to-Maturity
(dollar amounts in thousands)	Amount	Yield[2]	Amount	Yield[2]
U.S. Treasury
Within 1 year	$19,987	0.58%	$0	0.00%
Over 1 to 5 years	50,270	2.56%	76,107	1.37%
Over 5 to 10 years	4,884	1.62%	9,942	1.34%
	$75,141	1.97%	$86,049	1.37%

Obligations of U.S. Government sponsored entities
Within 1 year	$74,946	2.53%	$0	0.00%
Over 1 to 5 years	141,355	2.85%	41,176	1.22%
Over 5 to 10 years	162,347	3.91%	185,237	1.73%
Over 10 years	20,000	2.23%	$0	0.00%
	$398,648	3.19%	$226,413	1.64%

Obligations of U.S. state and political subdivisions
Within 1 year	$5,067	3.41%	$0	0.00%
Over 1 to 5 years	33,377	2.97%	0	0.00%
Over 5 to 10 years	45,559	2.62%	0	0.00%
Over 10 years	2,326	2.24%	0	0.00%
	$86,328	2.79%	$0	0.00%

Mortgage-backed securities - residential
Within 1 year	$189	2.97%	$0	0.00%
Over 1 to 5 years	16,489	2.38%	0	0.00%
Over 5 to 10 years	261,565	1.90%	0	0.00%
Over 10 years	526,263	2.45%	0	0.00%
	$804,506	2.27%	$0	0.00%

Other securities
Over 1 to 5 years	$2,500	7.41%	$0	0.00%
	$2,500	7.41%	$0	0.00%

Total securities
Within 1 year	$100,189	2.19%	$0	0.00%
Over 1 to 5 years	243,991	2.82%	117,284	1.32%
Over 5 to 10 years	474,354	2.66%	195,179	1.71%
Over 10 years	548,589	2.44%	0	0.00%
	$1,367,123	2.56%	$312,463	1.56%
1 Balances of available-for-sale debt securities are shown at amortized cost.
2 Interest income includes the tax effects of tax-equivalent adjustments using a combined New York State and Federal effective income tax rate of 24.5% to increase tax-exempt interest income to tax-equivalent basis.

The average tax-equivalent yield on the securities portfolio was 2.36% in 2024, 1.74% in 2023 and 1.40% in 2022.

At December 31, 2024, there were no holdings of any one issuer, other than the U.S. Government sponsored entities, in an amount greater than 10% of the Company’s shareholders’ equity.

Loans and Leases

Table 4 - Composition of Loan and Lease Portfolio

Loans and Leases	As of December 31,
(In thousands)	2024	2023	2022	2021	2020
Commercial and industrial
Agriculture	$110,007	$101,211	$85,073	$99,172	$94,489
Commercial and industrial other[1]	855,568	722,294	706,456	770,381	1,084,239
Subtotal commercial and industrial	965,575	823,505	791,529	869,553	1,178,728
Commercial real estate
Construction	385,931	303,406	201,116	178,582	163,016
Agriculture	217,582	221,670	214,963	195,973	201,866
Commercial real estate other	2,776,304	2,587,591	2,437,339	2,278,599	2,204,310
Subtotal commercial real estate	3,379,817	3,112,667	2,853,418	2,653,154	2,569,192
Residential real estate
Home equity	204,194	188,316	188,623	182,671	200,827
Mortgages	1,366,646	1,373,275	1,346,318	1,290,911	1,235,160
Subtotal residential real estate	1,570,840	1,561,591	1,534,941	1,473,582	1,435,987
Consumer and other
Indirect	229	841	2,224	4,655	8,401
Consumer and other	96,163	96,942	75,412	67,396	61,399
Subtotal consumer and other	96,392	97,783	77,636	72,051	69,800
Leases	12,484	15,383	16,134	13,948	14,203
Total loans and leases	$6,025,108	$5,610,929	$5,273,658	$5,082,288	$5,267,910
Less: unearned income and deferred costs and fees	(5,186)	(4,994)	(4,747)	(6,821)	(7,583)
Total loans and leases, net of unearned income and deferred costs and fees	$6,019,922	$5,605,935	$5,268,911	$5,075,467	$5,260,327
1 Commercial and industrial other includes $159,000, $404,000, $756,000, $71.3 million, and $291.3 million respectively, of Payment Protection Program "PPP" loans as of December 31, 2024, 2023, 2022, 2021, and 2020.

The below table shows a more detailed breakout of commercial real estate ("CRE") loans as of December 31, 2024 and December 31, 2023:

	As of December 31,
CRE Concentrations	2024		2023
(In thousands)	Balance	% CRE	Balance	% CRE
Construction	$385,931	11.40%	$303,406	9.75%
Multi-family/Single family real estate	677,532	20.05%	603,118	19.38%
Agriculture	217,582	6.44%	221,670	7.12%
Retail[1]	429,562	12.71%	425,871	13.68%
Hotels/motels	182,437	5.40%	167,408	5.38%
Office space[2]	232,469	6.88%	236,721	7.61%
Industrial[3]	243,616	7.21%	215,459	6.92%
Mixed Use	344,708	10.20%	349,985	11.24%
Medical[4]	148,009	4.38%	138,057	4.44%
Other	517,971	15.33%	450,972	14.49%
Total	$3,379,817	100.00%	$3,112,667	100.00%
1 Retail included 2.7% and 2.9%, respectively, of owner occupied real estate at December 31, 2024 and December 31, 2023.
2 Office space included 1.4%, respectively, of owner occupied real estate at both December 31, 2024 and December 31, 2023.
3 Industrial included 2.27% and 2.16%, respectively, of owner occupied real estate at December 31, 2024 and December 31, 2023.
4 Medical included 2.45% and 2.69%, respectively, of owner occupied real estate at December 31, 2024 and December 31, 2023.

Total loans and leases of $6.0 billion at December 31, 2024 increased $414.0 million or 7.4% from December 31, 2023. The increase was mainly in commercial real estate loans and commercial and industrial loans. At December 31, 2024, total loans and leases represented 74.2% of total assets compared to 71.7% of total assets at December 31, 2023.

Residential real estate loans, including home equity loans, were $1.6 billion at December 31, 2024, an increase of $9.2 million or 0.6% compared to $1.6 billion at year-end 2023. Residential real estate loans comprised 26.1% of total loans and leases at December 31, 2024 compared to 27.9% at December 31, 2023. Growth in residential loan balances is impacted by the Company’s decision to retain these loans or sell them in the secondary market due to interest rate considerations. The Company’s Asset/Liability Committee meets regularly and establishes standards for selling or retaining residential real estate mortgage originations.

The Company may sell residential real estate loans in the secondary market based on interest rate considerations. The Company's Asset/Liability Committee meets regularly and establishes standards for selling and retaining residential real estate mortgage originations. These residential real estate loans are generally sold to Federal Home Loan Mortgage Corporation ("FHLMC") without recourse in accordance with standard secondary market loan sale agreements. These residential real estate loans also are subject to customary representations and warranties made by the Company, including representations and warranties related to gross incompetence and fraud. The Company has not had to repurchase any loans as a result of these representations and warranties.

During 2024, 2023, and 2022, the Company sold residential mortgage loans totaling $40.1 million, $4.5 million, and $8.9 million, respectively, and realized net gains on these sales of $1.0 million, $96,000, and $155,000, respectively. When residential mortgage loans are sold to FHLMC or SONYMA, the Company typically retains all servicing rights, which provides the Company with a source of fee income. In connection with the sales in 2024, 2023, and 2022, the Company recorded mortgage-servicing assets of $299,000, $34,000, and $66,000, respectively.

The Company originates fixed rate and adjustable rate residential mortgage loans. The Company also originates loans that have characteristics of both, such as a 7/6 adjustable rate mortgage, which has a fixed rate for the first seven years and then adjusts semi-annually thereafter. The majority of residential mortgage loans originated over the last several years have been fixed rate loans. Adjustable rate loans increased in 2023 and 2024 as a result of the higher interest rate environment. Adjustable rate residential real estate loans are underwritten based upon the initial rate when the fixed rate period is 5 years or longer. For loans with an initial fixed rate of less than 5 years, the fully indexed rate is utilized for ability to repay qualifying and underwriting. This underwriting practice matches secondary market guidelines.

Commercial real estate loans totaled $3.4 billion at December 31, 2024, an increase of $267.2 million or 8.6% compared to December 31, 2023, and represented 56.1% of total loans and leases at December 31, 2024, compared to 55.5% at December 31, 2023.

Commercial and industrial loans totaled $965.6 million at December 31, 2024, which was an increase of $142.1 million or 17.3% from December 31, 2023. Commercial and industrial loans represented 16.0% of total loans at December 31, 2024 compared to 14.7% at December 31, 2023.

As of December 31, 2024, agriculturally-related loans totaled $327.6 million or 5.4% of total loans and leases compared to $322.9 million or 5.8% of total loans and leases at December 31, 2023. Agriculturally-related loans include loans to dairy farms and cash and vegetable crop farms. Agriculturally related loans are primarily made based on identified cash flows of the borrower with consideration given to underlying collateral, personal guarantees, and government related guarantees. Agriculturally-related loans are generally secured by the assets or property being financed or other business assets such as accounts receivable, livestock, equipment or commodities/crops.

The consumer loan portfolio includes personal installment loans, indirect automobile financing, and overdraft lines of credit. Consumer and other loans were $96.4 million at December 31, 2024, compared to $97.8 million at December 31, 2023.

The lease portfolio decreased by 18.8% to $12.5 million at December 31, 2024 from $15.4 million at December 31, 2023. As of December 31, 2024, commercial leases and municipal leases represented 100.0% of total leases.

The Company has adopted comprehensive lending policies, underwriting standards and loan review procedures. There were no significant changes to the Company’s existing policies, underwriting standards and loan review procedures during 2024. The Company’s Board of Directors approves the lending policies at least annually. The Company recognizes that exceptions to policy guidelines may occasionally occur and has established procedures for approving exceptions to these policy guidelines. Management has also implemented reporting systems to monitor loan originations, loan quality, concentrations of credit, loan delinquencies and nonperforming loans and potential problem loans.

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

Analysis of Past Due and Nonperforming Loans

	As of December 31,
(In thousands)	2024	2023	2022	2021	2020
Loans 90 days past due and accruing[1]
Commercial and industrial	$0	$0	$25	$0	$0
Residential real estate	9	0	0	0	0
Consumer and other	314	101	0	0	0
Total loans 90 days past due and accruing	$323	$101	$25	$0	$0
Nonaccrual loans
Commercial and industrial	$1,542	$2,273	$618	$533	$1,775
Commercial real estate	32,590	44,450	13,858	13,893	23,627
Residential real estate	16,278	15,172	13,544	11,178	13,145
Consumer and other	138	270	269	429	429
Total nonaccrual loans and leases	$50,548	$62,165	$28,289	$26,033	$38,976
Troubled debt restructurings not included above	0	0	4,530	5,124	6,803
Total nonperforming loans and leases	$50,871	$62,266	$32,844	$31,157	$45,779
Other real estate owned	14,314	131	152	135	88
Total nonperforming assets	$65,185	$62,397	$32,996	$31,292	$45,867
Total nonperforming loans and leases as a percentage of total loans and leases	0.85%	1.11%	0.62%	0.61%	0.87%
Total nonperforming assets as a percentage of total assets	0.80%	0.80%	0.43%	0.40%	0.60%
Allowance as a percentage of nonperforming loans and leases	111.06%	82.84%	139.86%	137.51%	112.87%
1 The 2020 column in the above table excludes $794,000 of acquired loans that were 90 days past due and accruing interest. These loans were originally recorded at fair value on the acquisition date of August 1, 2012. These loans are considered to be accruing as the Company can reasonably estimate future cash flows on these acquired loans and the Company expects to fully collect the carrying value of these loans. Therefore, the Company is accreting the difference between the carrying value of these loans and their expected cash flows into interest income.

The level of nonperforming assets as of the past five year-ends is illustrated in the table above. The Company’s total nonperforming assets as a percentage of total assets was 0.80% at both December 31, 2024 and December 31, 2023, compared to its peer group's most recent ratio of 0.49% at September 30, 2024. The peer data is from the Federal Reserve Board and represents banks or bank holding companies with assets between $3.0 billion and $10.0 billion.
Nonperforming loans and leases totaled $50.9 million at December 31, 2024 and decreased 18.3% from December 31, 2023. Nonperforming loans and leases represented 0.85% of total loans at December 31, 2024, compared to 1.11% of total loans at December 31, 2023, and 0.62% of total loans at December 31, 2022. Nonperforming loans and leases in the commercial real estate portfolio at year-end 2024 decreased by $11.9 million compared to year-end 2023. The decrease in nonperforming loans was mainly due to a $14.3 million decrease related to one commercial property being transferred from commercial real estate loans into other real estate owned ("OREO") during the fourth quarter of 2024.

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

In general, the Company places a loan on nonaccrual status if principal or interest payments become 90 days or more past due and/or management deems the collectability of the principal and/or interest to be in question, as well as when called for by regulatory requirements. Although in nonaccrual status, the Company may continue to receive payments on these loans. These payments are generally recorded as a reduction to principal and interest income is recorded only after principal recovery is reasonably assured. For additional financial information on the difference between the interest income that would have been recorded if these loans and leases had been paid in accordance with their original terms and the interest income that was recorded, refer to "Note 3 - Loans and Leases" in the Notes to Consolidated Financial Statements in Part II, "Item 8. Financial Statements and Supplementary Data" of this Report on Form 10-K.

The Company’s recorded investment in loans and leases that are individually evaluated totaled $31.7 million at December 31, 2024, and $44.4 million at December 31, 2023. The decrease from December 31, 2023, was mainly due to the one commercial real estate loan being moved into OREO mentioned above. A loan is individually evaluated when, based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement. Individually evaluated loans consist of our non-homogenous nonaccrual loans and loans that are 90 days or more past due. Specific reserves on individually evaluated loans that are not collateral dependent are measured based on the present value of expected future cash flows discounted at the original effective interest rate of each loan. For loans that are collateral dependent, impairment is measured based on the fair value of the collateral less estimated selling costs, and such impaired amounts are generally charged off.

At December 31, 2024, there were specific reserves of $1.7 million, related to three commercial real estate relationships totaling $7.5 million compared to $1.1 million of specific reserves on one commercial real estate relationship totaling $7.4 million at December 31, 2023. The majority of the individually evaluated loans are collateral dependent loans that have limited exposure or require limited specific reserves because of the amount of collateral support with respect to these loans or the loans have been written down to fair value. Interest payments on individually evaluated loans are typically applied to principal unless collectability of the principal amount is reasonably assured. In these cases, interest is recognized on a cash basis. There was no interest income recognized on individually evaluated loans and leases for 2024, 2023 and 2022.

The ratio of the allowance to nonperforming loans was 111.06% at December 31, 2024, compared to 82.84% at December 31, 2023. The increase in the ratio from year-end 2023 to year-end 2024 was mainly due to the decrease in nonperforming loans discussed in more detail above and, to a lesser extent, the increase in the allowance for credit losses. The Company’s nonperforming loans are mostly made up of collateral dependent loans requiring little to no specific allowance due to the level of collateral available with respect to these loans and/or previous charge-offs.

Management reviews the loan portfolio for evidence of potential problem loans and leases. Potential problem loans and leases are loans and leases that are currently performing in accordance with contractual terms, but where known information about possible credit problems of the related borrowers causes management to have doubt as to the ability of such borrowers to comply with the present loan payment terms and may result in such loans and leases becoming nonperforming at some time in the future. Management considers loans and leases classified as Substandard, which continue to accrue interest, to be potential problem loans and leases. The Company, through its credit administration function, identified 16 commercial relationships in the loan portfolio totaling $41.2 million at December 31, 2024 that were potential problem loans. At December 31, 2023, there were 17 commercial relationships totaling $26.0 million that were considered potential problem loans. Of the 16 commercial relationships from the portfolio that were classified as potential problem loans at December 31, 2024, there were 4 relationships that individually equaled or exceeded $1.0 million, which in aggregate totaled $37.4 million. The increase in the aggregate amount of potential problem loans at year-end 2024 from year-end 2023 was mainly due to the addition of one commercial real estate loan totaling $17.4 million.

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

The Allowance for Credit Losses

Management reviews the appropriateness of the ACL on a regular basis. Management considers the accounting policy relating to the ACL to be a critical accounting policy, given the inherent uncertainty in evaluating the levels of the ACL required to cover credit losses in the portfolio and the material effect that assumptions could have on the Company’s results of operations. The Company has developed a methodology to measure the amount of estimated credit loss exposure inherent in the loan portfolio to assure that an appropriate ACL is maintained. The Company’s methodology is based upon guidance provided in SEC Staff Accounting Bulletin No. 119, Measurement of Credit Losses on Financial Instruments ("CECL"), and Financial Instruments - Credit Losses and ASC Topic 326, Financial Instruments - Credit Losses.

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

Loans that do not share similar risk characteristics are evaluated on an individual basis. The ACL for individually evaluated loans is measured using the DCF method based on the loan's contractual interest rate, or at the loan's observable market price, or if the loan is collateral dependent, at the fair value of the collateral, less cost to sell.

Since the methodology is based upon historical experience and trends, current conditions, and reasonable and supportable forecasts, as well as management’s judgment, factors may arise that result in different estimates. While management’s evaluation of the allowance as of December 31, 2024 considers the allowance to be appropriate, under adversely different conditions or assumptions, the Company would need to increase or decrease the allowance. In addition, various federal regulatory agencies and the NYSDFS, as part of their examination process, review the Company's allowance and may require the Company to recognize additions to the allowance based on their judgments and information available to them at the time of their examinations.

As of December 31, 2024, the ACL was $56.5 million, an increase of $4.9 million or 9.5% from year-end 2023. The increase reflects provision for credit loss expense of $6.6 million, less net loan charge-offs of $2.5 million. The ratio of the allowance for credit losses as a percentage of total loans was 0.94% at year-end 2024 compared to 0.92% at year-end 2023. The allowance coverage to nonperforming loans and leases was 111.06% at December 31, 2024 compared to 82.84% at December 31, 2023.

The increase in the ACL from year-end 2023 reflects loan growth, mainly in commercial real estate and commercial loans; updates to model assumptions, including prepayment speeds, curtailment rates, and recovery lag; as well as updated economic forecasts for unemployment and gross domestic product during the fourth quarter. Reserves totaling approximately $593,000 were added to the allowance during 2024 related to two commercial relationships that were individually evaluated for impairment. The ACL estimate reflects the difference between fair value of collateral less costs to sell and the amortized cost basis of the loans. Qualitative reserves were added to the commercial real estate portfolio at year-end 2024 driven by loan growth and asset quality, including higher than historical levels of past-due and nonaccrual loans.

Total loans were $6.0 billion at December 31, 2024, an increase of $414.0 million or 7.4% from December 31, 2023. The increase from year-end 2023 was mainly in the commercial real estate and commercial and industrial portfolios. Credit quality metrics at December 31, 2024, were mixed when compared to year-end 2023. Nonperforming assets represented 0.80% of total assets at December 31, 2024 and December 31, 2023. Nonperforming loans and leases decreased $11.4 million or 18.3% from year end 2023 and represented 0.85% of total loans at December 31, 2024 compared to 1.11% at December 31, 2023. Loans internally-classified Special Mention or Substandard decreased $14.9 million or 11.9% compared to December 31, 2023. The decrease in nonperforming loans and loans internally-classified Special Mention or Substandard was mainly due to one commercial relationship totaling $14.3 million being transferred to other real estate owned in 2024. Net loan charge-offs totaled $2.5 million in 2024, compared to net recoveries of $721,000 in 2023. Loans past due 30-89 days and accruing interest totaled $28.8 million at year-end 2024 compared to $4.2 million at year-end 2023. The increase was mainly the inclusion of one commercial real estate loan for $17.4 million becoming past due during the fourth quarter of 2024.

The allocation of the Company’s allowance as of December 31, 2024, and each of the previous four years is illustrated in Table 5 - Allocation of the Allowance for Credit Losses, below. The table provides an allocation of the allowance for credit losses for inherent loan losses by type. The allocation is neither indicative of the specific amounts or the loan categories in which future charge-offs may occur, nor is it an indicator of future loss trends. The allocation of the allowance for credit losses to each category does not restrict the use of the allowance to absorb losses in any category. The table shows a fairly consistent allocation of the loan portfolio and allowance over the period with commercial real estate and residential real estate representing the largest proportion of total loans and the allowance.
Table 5 - Allocation of the Allowance for Credit Losses

	As of December 31,
(In thousands)	2024	2023	2022	2021	2020
Total loans outstanding at end of year	$6,019,922	$5,605,935	$5,268,911	$5,075,467	$5,260,327

Allocation of the ACL by loan type:
Commercial and industrial	$7,684	$6,667	$6,039	$6,335	$9,239
Commercial real estate	35,837	31,581	27,287	24,813	30,546
Residential real estate	11,345	11,700	11,154	10,139	10,257
Consumer and other	1,568	1,557	1,358	1,492	1,562
Leases	62	79	96	64	65
Total	$56,496	$51,584	$45,934	$42,843	$51,669

Allocation of the ACL as a percentage of total allowance:
Commercial and industrial	14%	13%	13%	15%	18%
Commercial real estate	63%	61%	60%	58%	59%
Residential real estate	20%	23%	24%	24%	20%
Consumer and other	3%	3%	3%	3%	3%
Leases	0%	0%	0%	0%	0%
Total	100%	100%	100%	100%	100%
Loan and lease types as a percentage of total loans and leases:
Commercial and industrial	16%	15%	16%	18%	23%
Commercial real estate	56%	55%	54%	52%	49%
Residential real estate	26%	28%	29%	29%	27%
Consumer and other	2%	2%	1%	1%	1%
Leases	0%	0%	0%	0%	0%
Total	100%	100%	100%	100%	100%

Table 6 - Analysis of the Allowance for Credit Losses shows the activity in the allowance for credit losses over the past five years. The allowance at December 31, 2024 was $56.5 million, an increase of $4.9 million from year-end 2023, reflecting a provision expense of $7.4 million and net charge-offs of $2.5 million for the year-ended December 31, 2024. Net charge-offs / (recoveries) as a percentage of average loans was 0.04% for 2024 compared to (0.01)% in 2023 and 2022.

Table 6 - Analysis of the Allowance for Credit Losses

	As of December 31,
(In thousands)	2024	2023	2022	2021	2020
Average loans outstanding during year	$5,768,575	$5,357,699	$5,142,099	$5,184,492	$5,228,135
Balance of allowance at beginning of year	51,584	45,934	42,843	51,669	39,892
Impact of adopting ASU 2022-02	0	64	0	0	0
Impact of adopting ASU 2016-13	0	0	0	0	(2,534)

Loan charge-offs:
Commercial and industrial	$293	$34	$559	$274	$2
Commercial real estate	249	0	50	6,957	1,903
Residential real estate	0	20	53	77	84
Consumer and other	2,598	1,045	544	438	482
Leases	0	0	0	0	0
Total loan charge-offs	$3,140	$1,099	$1,206	$7,746	$2,471

Recoveries of loans previously charged-off:
Commercial and industrial	$40	$87	$195	$118	$131
Commercial real estate	7	1,292	951	1,175	58
Residential real estate	135	186	346	236	194
Consumer and other	452	255	306	196	248
Total loan recoveries	$634	$1,820	$1,798	$1,725	$631
Net loan charge-offs (recoveries)	2,506	(721)	(592)	6,021	1,840
Additions/(Reductions) to allowance charged to operations	7,418	4,865	2,499	(2,805)	16,151
Balance of allowance at end of year	$56,496	$51,584	$45,934	$42,843	$51,669
Allowance as a percentage of total loans and leases outstanding	0.94%	0.92%	0.87%	0.84%	0.98%
Net charge-offs (recoveries) as a percentage of average loans and leases outstanding during the year	0.04%	(0.01)%	(0.01)%	0.12%	0.04%
As a result of the adoption of ASU 2016-13, the Company recorded a net cumulative-effect adjustment reducing the allowance for credit losses by $2.5 million from $39.9 million at December 31, 2019 to $37.4 million at January 1, 2020.

Management believes that, based upon its evaluation as of December 31, 2024, the allowance is appropriate.

Loan Commitments and Allowance for Credit Losses on Off-Balance Sheet Credit Exposures

Financial instruments include off-balance sheet credit instruments, such as commitments to make loans, and commercial letters of credit. The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for off-balance sheet loan commitments is represented by the contractual amount of those instruments. Such financial instruments are recorded when they are funded. The Company records an allowance for credit losses on off-balance sheet credit exposures, unless the commitments to extend credit are unconditionally cancellable, through a charge to credit loss expense for off-balance sheet credit exposures included in other noninterest expense in the Company's consolidated statements of income. As of December 31, 2024, the Company's reserve for off-balance sheet credit exposures was $1.5 million, compared to $2.3 million at December 31, 2023.

Deposits and Other Liabilities

Total deposits were $6.5 billion at December 31, 2024, an increase of $72.0 million or 1.1% compared to year-end 2023. The increase from year-end 2023 consisted of savings and money market balances which were up $74.1 million, and time deposits which were up $70.4 million. These increases were partially offset by a $72.5 million decrease in non-interest bearing deposits.

The most significant source of funding for the Company is core deposits. The Company defines core deposits as total deposits less time deposits of $250,000 or more, brokered deposits, municipal money market deposits and reciprocal deposit relationships with municipalities. Core deposits increased by $73.2 million or 1.4% to $5.3 billion at year-end 2024 from $5.2 billion at year-end 2023. Core deposits represented 81.3% of total deposits at December 31, 2024, compared to 81.1% of total deposits at December 31, 2023.

Municipal money market accounts and reciprocal deposit relationships with municipalities totaled $426.5 million at year-end 2024, which decreased 21.3% from year-end 2023. In general, there is a seasonal pattern to municipal deposits starting with a low point during July and August. Account balances tend to increase throughout the fall and into the winter months from tax deposits and receive an additional inflow at the end of March from the electronic deposit of state funds.

The Company uses both retail and wholesale repurchase agreements. Retail repurchase agreements are arrangements with local customers of the Company, in which the Company agrees to sell securities to the customer with an agreement to repurchase those securities at a specified later date. Retail repurchase agreements totaled $37.0 million at December 31, 2024, and $51.0 million at December 31, 2023. Management generally views local repurchase agreements as an alternative to large time deposits. Refer to "Note 8 - Federal Funds Purchased and Securities Sold Under Agreements to Repurchase" in the Notes to Consolidated Financial Statements in Part II, "Item 8. Financial Statements and Supplementary Data" of this Report on Form 10-K for further details on the Company’s repurchase agreements.

The Company’s other borrowings totaled $790.2 million at year-end 2024, which were up $188.1 million over prior year end. Loan growth over year-end 2023 contributed to the increase in borrowings year-over-year. The $790.2 million in borrowings at December 31, 2024, included $247.0 million in overnight advances from the FHLB and $543.2 million in term advances from the FHLB. Borrowings of $602.1 million at year-end 2023 represented $477.1 million in overnight borrowings and $125.0 million in FHLB term advances. Of the $543.2 million in FHLB term advances at year-end 2024, $345.0 million are due within three months, $53.2 million are due between six months and one year, and $145.0 million are due in over one year. Refer to "Note 9 - Other Borrowings" in Notes to Consolidated Financial Statements in Part II, "Item 8. Financial Statements and Supplementary Data" of this Report on Form 10-K for further details on the Company’s term borrowings with the FHLB.

Liquidity Management

The objective of liquidity management is to ensure the availability of adequate funding sources to satisfy the demand for credit, deposit withdrawals, operating expenses, and business investment opportunities. The Company’s large, stable core deposit base and strong capital position are the foundation for the Company’s liquidity position. The Company uses a variety of resources to meet its liquidity needs, which include deposits, cash and cash equivalents, short-term investments, cash flow from lending and investing activities, repurchase agreements, and borrowings. The Company may also use borrowings as part of a growth strategy. Asset and liability positions are monitored primarily through the Asset/Liability Management Committee of the Company’s subsidiary bank. This Committee reviews periodic reports on the liquidity and interest rate sensitivity positions. Comparisons with industry and peer groups are also monitored. The Company’s strong reputation in the communities it serves, along with its strong financial condition, provides access to numerous sources of liquidity as described below. Management believes these diverse liquidity sources provide sufficient means to meet all demands on the Company’s liquidity that are reasonably likely to occur. Management measures liquidity, including the level of cash, unencumbered securities, and the availability of dependable borrowing sources. The board has set a policy limit stating that reliable sources of liquidity should remain in excess of 6% of total assets. The ratio was 10.3% of total assets at December 31, 2024.

Core deposits, discussed above under "Deposits and Other Liabilities", are a primary and low cost funding source obtained primarily through the Company’s branch network. In addition to core deposits, the Company uses non-core funding sources to support asset growth. These non-core funding sources include time deposits of $250,000 or more, municipal money market deposits, brokered deposits, reciprocal deposits, bank borrowings, securities sold under agreements to repurchase and overnight and term advances from the FHLB. Rates and terms are the primary determinants of the mix of these funding sources. Non-core funding sources of $2.0 billion at December 31, 2024 increased $173.0 million, or 9.3% as compared to December 31, 2023. Non-core funding sources, as a percentage of total liabilities, were 27.5% at December 31, 2024, compared to 26.1% at December 31, 2023.

Non-core funding sources may require securities to be pledged against the underlying liability. Securities carried at $904.2 million at December 31, 2024 were either pledged or sold under agreements to repurchase, compared to $1.0 billion at December 31, 2023. Pledged securities or securities sold under agreements to repurchase represented 53.8% of total securities at December 31, 2024, compared to 54.8% of total securities at December 31, 2023.

Cash and cash equivalents totaled $134.4 million as of December 31, 2024 which increased from $79.5 million at December 31, 2023. Short-term investments, consisting of securities due in one year or less, increased from $98.7 million at December 31, 2023, to $99.2 million on December 31, 2024.

Cash flow from the loan and investment portfolios provides a significant source of liquidity. These assets may have stated maturities in excess of one year, but have monthly principal reductions. Total mortgage-backed securities, at fair value, were $699.6 million at December 31, 2024 compared with $766.1 million at December 31, 2023. Outstanding principal balances of residential mortgage loans, consumer loans, and leases totaled approximately $1.7 billion at December 31, 2024, up $5.0 million, or 0.3% compared with December 31, 2023. Aggregate amortization from monthly payments on these assets provides significant additional cash flow to the Company.

Liquidity is enhanced by ready access to national and regional wholesale funding sources including Federal funds purchased, repurchase agreements, brokered certificates of deposit, and FHLB advances. Through its subsidiary bank, the Company has borrowing relationships with the FHLB and correspondent banks, which provide secured and unsecured borrowing capacity. As members of the FHLB, the Company’s subsidiary banks can use certain unencumbered mortgage-related assets and securities to secure additional borrowings from the FHLB. At December 31, 2024, the established borrowing capacity with the FHLB was $1.5 billion, or 18.4% of total assets, with available unencumbered mortgage-related assets of $502.8 million. In addition to the $790.2 million of FHLB borrowings outstanding at December 31, 2024, the Company had utilized $200 million of availability at December 31, 2024, to collateralize municipal deposits through several standby letters of credit with the FHLB. Additional assets may also qualify as collateral for FHLB advances upon approval of the FHLB.

Through various programs at the Federal Reserve Bank, the Company has the ability to use certain unencumbered mortgage-related assets and securities to secure borrowings from the Federal Reserve Bank's Discount Window. At December 31, 2024 the available borrowing capacity with the Federal Reserve Bank was $141.4 million, secured by investment securities. In addition to the available borrowing lines at the FHLB and Federal Reserve Bank, the Company maintains $606.1 million of unencumbered securities which could be pledged to further enhance secured borrowing capacity.

The Company has not identified any trends or circumstances that are reasonably likely to result in material increases or decreases in liquidity in the near term.

Table 7 - Loan Maturity

Remaining maturity of loans	December 31, 2024
(In thousands)	Total	Less than 1 year	After 1 year to 5 years	After 5 years to 15 years	After 15 years
Commercial and industrial	$965,575	$248,210	$291,786	$226,986	$198,593
Commercial real estate	3,379,817	181,689	661,838	1,518,673	1,017,617
Residential real estate	1,570,840	879	22,118	267,794	1,280,049
Total	$5,916,232	$430,778	$975,742	$2,013,453	$2,496,259

Of the loan amounts shown above in Table 7 - Loan Maturity, maturing over 1 year, $2.4 billion have fixed rates and $3.1 billion have adjustable rates.

Off-Balance Sheet Arrangements

In the normal course of business, the Company is party to certain financial instruments, which in accordance with accounting principles generally accepted in the United States, are not included in its Consolidated Statements of Condition. These transactions include commitments under standby letters of credit, unused portions of lines of credit, and commitments to fund new loans and are undertaken to accommodate the financing needs of the Company’s customers. Loan commitments are agreements by the Company to lend monies at a future date. These loan and letter of credit commitments are subject to the same credit policies and reviews as the Company’s loans. Because most of these loan commitments expire within one year from the date of issue, the total amount of these loan commitments as of December 31, 2024, are not necessarily indicative of future cash requirements. Further information on these commitments and contingent liabilities is provided in "Note 16 - Commitments and Contingent Liabilities" in the Notes to Consolidated Financial Statements in Part II, "Item 8. Financial Statements and Supplementary Data" of this Report on Form 10-K.

Contractual Obligations

The Company leases land, buildings, and equipment under operating lease arrangements extending to the year 2090. Most leases include options to renew for periods ranging from 5 to 20 years. In addition, the Company has a software contract for its core banking application through June 30, 2030 along with contracts for more specialized software programs through 2029. Further information on the Company’s lease arrangements is provided in "Note 6 - Premises and Equipment" in the Notes to Consolidated Financial Statements in Part II, "Item 8. Financial Statements and Supplementary Data" of this Report on Form 10-K. The Company’s contractual obligations as of December 31, 2024, are shown in Table 8-Contractual Obligations and Commitments below.

Table 8 - Contractual Obligations and Commitments

Contractual cash obligations	At December 31, 2024 Payments due within
(In thousands)	Total	1 year	1-3 years	3-5 years	After 5 years
Long-term debt	$559,364	$408,235	$126,079	$25,050	$0
Operating leases [1]	35,505	3,752	6,893	5,916	18,944
Software contracts	13,836	3,282	5,745	3,853	956
Total contractual cash obligations	$608,705	$415,269	$138,717	$34,819	$19,900
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

Reconciliation of Net Income Available to Common Shareholders/Diluted Earnings Per Share (GAAP) to Adjusted Net Operating Income Available to Common Shareholders/Adjusted Diluted Earnings Per Share (Non-GAAP); Return on Average Assets and Return on Average Equity to Adjusted Return on Average Assets, Adjusted Return on Average Equity and Adjusted Operating Return on Average Shareholders' Tangible Common Equity (Non-GAAP)
	For the year ended December 31,
(In thousands, except per share data)	2024	2023	2022
Net income available to common shareholders	$70,850	$9,505	$85,030
Less: income attributable to unvested stock-based compensation awards	0	(42)	(250)
Net earnings allocated to common shareholders (GAAP)	70,850	9,463	84,780
Diluted earnings per share (GAAP)	4.97	0.66	5.89
Adjustments for non-operating income and expense:
(Gain) loss on sale of investment securities	(50)	70,019	634
Total adjustments	(50)	70,019	634
Tax expense	(12)	17,155	155
Total adjustments, net of tax	(38)	52,864	479
Adjusted net income (Non-GAAP)	70,812	62,369	85,509
Net earnings allocated to common shareholders (Non-GAAP)	70,812	62,327	85,259
Weighted average shares outstanding (basic)	14,218,106	14,254,661	14,328,280
Weighted average shares outstanding (diluted)	14,268,443	14,301,221	14,404,294
Adjusted basic earnings per share (Non-GAAP)	4.98	4.37	5.95
Adjusted diluted earnings per share (Non-GAAP)	4.96	4.36	5.92
Net income available to common shareholders	70,850	9,505	85,030
Adjusted net income (Non-GAAP)	70,812	62,369	85,509
Average total assets	7,875,339	7,641,672	7,828,520
Return on average assets	0.90%	0.12%	1.09%
Adjusted return on average assets (Non-GAAP)	0.90%	0.82%	1.09%
Net income available to common shareholders	70,850	9,505	85,030
Adjusted net income (Non-GAAP)	70,812	62,369	85,509
Average total equity	685,814	634,732	641,725
Return on average equity	10.33%	1.50%	13.25%
Adjusted return on average equity (Non-GAAP)	10.33%	9.83%	13.32%
Net earnings allocated to common shareholders (Non-GAAP)	70,812	62,327	85,259
Average Tompkins Financial Corporation shareholders' equity (GAAP)	684,417	633,267	640,258
Amortization of intangibles	332	334	873
Tax expense	81	82	214
Amortization of intangibles, net of tax	251	252	659
Adjusted net operating income available to common shareholders' (Non-GAAP)	71,063	62,579	85,918
Average Tompkins Financial Corporation shareholders' equity	684,417	633,267	640,258
Average goodwill and intangibles	93,844	94,169	94,677
Average Tompkins Financial Corporation shareholders' tangible common equity (Non-GAAP)	$590,573	$539,098	$545,581
Adjusted operating return on average shareholders' tangible common equity (Non-GAAP)	12.03%	11.61%	15.75%

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Market Risk

Interest rate risk is the primary market risk category associated with the Company’s operations. Interest rate risk refers to the volatility of earnings caused by changes in interest rates. The Company manages interest rate risk using income simulation to measure interest rate risk inherent in its on-balance sheet and off-balance sheet financial instruments at a given point in time. The simulation models are used to estimate the potential effect of interest rate shifts on net interest income for future periods. Each quarter the Company’s Asset/Liability Management Committee reviews the simulation results to determine whether the exposure of net interest income to changes in interest rates remains within Board-approved levels. The Committee also considers strategies to manage this exposure and incorporates these strategies into the investment and funding decisions of the Company. The Company uses derivatives to manage various risks and to accommodate the business requirements of its customers. Additional information on derivatives is available in "Note 22 - Derivatives and Hedging Activities" in the Notes to Consolidated Financial Statements in Part II, "Item 8. Financial Statements and Supplementary Data" of this Report on Form 10-K.

The Company’s Board of Directors has set a policy that interest rate risk exposure will remain within a range whereby net interest income will not decline by more than 10% in one year as a result of a 100 basis point parallel change in rates. Based upon the most recent simulation analysis performed as of November 30, 2024, a 200 basis point parallel upward change in interest rates over a one-year time frame would result in a one-year decrease in net interest income from the base case of approximately 3.9%, while a 200 basis point parallel decline in interest rates over a one-year period would result in a one year increase in net interest income of 3.9% from the base case. This simulation assumes no balance sheet growth, no changes in balance sheet mix, deposit rates move in a manner that reflects the historical relationship between deposit rate movement and changes in Federal funds rate, and no management action to address balance sheet mismatches.

The decrease in net interest income in the rising rate scenario is a result of the balance sheet showing a more liability sensitive position over a one year time horizon. As such, in a rising rate scenario, in the short-term, net interest income would be expected to trend slightly below the base assumption, as upward adjustments to rate sensitive deposits and short-term funding outpace increases to asset yields which are concentrated in intermediate to longer-term products. As intermediate and longer-term assets continue to reprice/adjust into higher rate environment and funding costs stabilize, the simulation shows net interest income would be expected to trend upwards.

The 200 basis point decline scenario increases net income slightly in the first year as a result of the Company's assets repricing downward to a lesser degree than the rates on the Company's interest-bearing liabilities, mainly deposits and overnight borrowings. The model assumes that prepayments accelerate in the down interest rate environment resulting in additional pressure on asset yields as proceeds are reinvested at lower rates.

The most recent simulation of a base case scenario, which in addition to the above assumptions, also assumes interest rates remain unchanged from the date of the simulation, reflects a net interest margin that is increasing over the next 12 to 18 months.

Although the simulation model is useful in identifying potential exposure to interest rate movements, actual results may differ from those modeled as the repricing, maturity, balance sheet mix, and prepayment characteristics of financial instruments may change to a different degree than modeled. In addition, the model does not reflect actions that management may employ to manage the Company's interest rate risk exposure. The Company’s current liquidity profile, capital position, and growth prospects offer a level of flexibility for management to take actions that could offset some of the negative effects of unfavorable movements in interest rates. Management believes the current exposure to changes in interest rates is not significant in relation to the earnings and capital strength of the Company.

In addition to the simulation analysis, management uses an interest rate gap measure. Table 9-Interest Rate Risk Analysis below is a Condensed Static Gap Report, which illustrates the anticipated repricing intervals of assets and liabilities as of December 31, 2024. The Company’s one-year interest rate gap was a negative $565.8 million or 6.98% of total assets at December 31, 2024, compared with a negative $836.6 million or 10.70% of total assets at December 31, 2023. The change from year-end 2023 to year-end 2024 is mainly due to the decrease in overnight borrowings with the FHLB into longer maturities, which were used to support loan growth. A negative gap position exists when the amount of interest-bearing liabilities maturing or repricing exceeds the amount of interest-earning assets maturing or repricing within a particular time period. This analysis suggests that the Company’s net interest income is moderately at risk in an increasing rate environment over the next 12 months. An interest rate gap measure could be significantly affected by external factors such as a rise or decline in interest rates, loan or securities prepayments, and deposit withdrawals.

Table 9 - Interest Rate Risk Analysis

December 31, 2024
(In thousands)	Total	0-3 months	3-6 months	6-12 months	12 months
Interest-earning assets[1]	$7,823,293	$1,447,094	$319,611	$609,105	$2,375,810
Interest-bearing liabilities	5,454,604	2,248,391	395,775	297,438	2,941,604
Net gap position		(801,297)	(76,164)	311,667	(565,794)
Net gap position as a percentage of total assets		(9.88)%	(0.94)%	3.84%	(6.98)%
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

The Audit & Examining Committee of the board of directors, composed solely of outside directors, meets periodically and privately with management, internal auditors, and the independent registered public accounting firm, KPMG LLP, to review matters relating to the quality of financial reporting, internal accounting control, and the nature, extent, and results of audit efforts. The independent registered public accounting firm and internal auditors have unlimited access to the Audit/Examining Committee to discuss all such matters. The consolidated financial statements have been audited by KPMG LLP for the purpose of expressing an opinion on the consolidated financial statements. In addition, KPMG LLP has audited the Company's internal control over financial reporting, as of December 31, 2024.

/s/ Stephen S. Romaine	/s/ Matthew D. Tomazin	Date:	February 28, 2025

Stephen S. Romaine	Matthew D. Tomazin
Chief Executive Officer	Chief Financial Officer
Treasurer

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Tompkins Financial Corporation:

Opinion on Internal Control Over Financial Reporting

We have audited Tompkins Financial Corporation and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statements of condition of the Company as of December 31, 2024 and 2023, the related consolidated statements of income, comprehensive income, cash flows, and changes in shareholders’ equity for each of the years in the three-year period ended December 31, 2024, and the related notes (collectively, the consolidated financial statements), and our report dated February 28, 2025 expressed an unqualified opinion on those consolidated financial statements.

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
February 28, 2025

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Tompkins Financial Corporation:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated statements of condition of Tompkins Financial Corporation and subsidiaries (the Company) as of December 31, 2024 and 2023, the related consolidated statements of income, comprehensive income, cash flows and changes in shareholders’ equity for each of the years in the three-year period ended December 31, 2024, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 28, 2025 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Allowance for Credit Losses - Loans evaluated on a Collective Basis

As discussed in Notes 1 and 4 to the consolidated financial statements, the Company’s allowance for credit losses on loans evaluated on a collective basis (the collective ACL on loans) was $54.784 million out of a total allowance for credit losses on loans of $56.496 million as of December 31, 2024. The collective ACL on loans includes the measure of expected credit losses on a collective (pooled) basis for those loans that share similar risk characteristics. The methodologies apply historical loss information, adjusted for asset-specific characteristics, economic conditions at the measurement date, and forecasts about future economic conditions expected to exist through the contractual lives of the financial assets that are reasonable and supportable. The Company uses a discounted cash flow methodology (DCF methodology) where the respective cash flows for each segment are developed using the assumptions of probability of default (PD), loss given default (LGD), estimated prepayment speeds, and exposure at default. The DCF methodology is calculated at the loan level and aggregated at the segment level; expected credit losses are estimated over the effective life of the loans by measuring the difference between the net present value of modeled cash flows and the amortized cost basis. The Company uses models to develop the PD and LGD, which are derived from internal and selected peer groups’ historical default and loss experience, that incorporate probability weighted economic scenarios and macroeconomic assumptions over a reasonable and supportable forecast period. In order to capture the unique risks of the loan segments within the PD and LGD models, the Company measures expected credit losses at the loan level by segment, by pooling loans when the financial assets share similar risk characteristics. After the reasonable and supportable forecast period, the Company reverts back to a historical loss rate over eight quarters on a straight-line basis. A portion of the collective ACL on loans is comprised of adjustments to historical loss information. These adjustments are based on qualitative factors not reflected in the quantitative model but likely to impact the measurement of estimated credit losses.

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

Rochester, New York
February 28, 2025

TOMPKINS FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CONDITION

(In thousands, except share and per share data) (Unaudited)	As of	As of
ASSETS	12/31/2024	12/31/2023
Cash and noninterest bearing balances due from banks	$53,635	$67,212
Interest bearing balances due from banks	80,763	12,330
Cash and Cash Equivalents	134,398	79,542

Available-for-sale debt securities, at fair value (amortized cost of $1,367,123 at December 31, 2024 and $1,548,482 at December 31, 2023)	1,231,532	1,416,650
Held-to-maturity debt securities, at amortized cost (fair value of $267,295 at December 31, 2024 and $267,455 at December 31, 2023)	312,462	312,401
Equity securities, at fair value	768	787
Total loans and leases, net of unearned income and deferred costs and fees	6,019,922	5,605,935
Less: Allowance for credit losses	56,496	51,584
Net Loans and Leases	5,963,426	5,554,351

Federal Home Loan Bank and other stock	42,255	33,719
Bank premises and equipment, net	76,627	79,687
Corporate owned life insurance	76,448	67,884
Goodwill	92,602	92,602
Other intangible assets, net	2,203	2,327
Accrued interest and other assets	176,359	179,799
Total Assets	8,109,080	7,819,749
LIABILITIES
Deposits:
Interest bearing:
Checking, savings and money market	3,558,946	3,484,878
Time	1,068,375	998,013
Noninterest bearing	1,844,484	1,916,956
Total Deposits	6,471,805	6,399,847

Federal funds purchased and securities sold under agreements to repurchase	37,036	50,996
Other borrowings	790,247	602,100
Other liabilities	96,548	96,872
Total Liabilities	7,395,636	7,149,815
EQUITY
Tompkins Financial Corporation shareholders' equity:
Common Stock - par value $.10 per share: Authorized 25,000,000 shares; Issued: 14,468,013 at December 31, 2024; and 14,441,830 at December 31, 2023	1,447	1,444
Additional paid-in capital	300,073	297,183
Retained earnings	537,157	501,510
Accumulated other comprehensive loss	(118,492)	(125,005)
Treasury stock, at cost – 131,497 shares at December 31, 2024, and 132,097 shares at December 31, 2023	(6,741)	(6,610)
Total Tompkins Financial Corporation Shareholders’ Equity	713,444	668,522

Noncontrolling interests	0	1,412
Total Equity	713,444	669,934
Total Liabilities and Equity	$8,109,080	$7,819,749
 See notes to consolidated financial statements.

TOMPKINS FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

	Year ended December 31,
(In thousands, except per share data)	2024	2023	2022
INTEREST AND DIVIDEND INCOME
Loans	$301,970	$260,434	$217,607
Due from banks	741	674	371
Available-for-sale debt securities	36,779	29,677	27,929
Held-to-maturity debt securities	4,881	4,876	4,771
Federal Home Loan Bank and other stock	3,203	1,697	646
Total Interest and Dividend Income	347,574	297,358	251,324
INTEREST EXPENSE
Time certificates of deposits of $250,000 or more	16,914	11,421	2,298
Other deposits	87,069	59,387	13,870
Federal funds purchased and securities sold under agreements to repurchase	46	58	60
Other borrowings	32,443	16,978	4,815
Total Interest Expense	136,472	87,844	21,043
Net Interest Income	211,102	209,514	230,281
Less: Provision for credit loss expense	6,611	4,339	2,789
Net Interest Income After Provision for Credit Loss Expense	204,491	205,175	227,492
NONINTEREST INCOME
Insurance commissions and fees	39,100	37,351	36,201
Wealth management fees	19,589	17,951	18,091
Service charges on deposit accounts	7,288	6,913	7,365
Card services income	12,057	11,488	11,024
Other income	10,061	6,511	5,925
Net gain (loss) on securities transactions	32	(69,973)	(634)
Total Noninterest Income	88,127	10,241	77,972
NONINTEREST EXPENSE
Salaries and wages	101,150	97,370	98,261
Other employee benefits	26,661	27,333	24,969
Net occupancy expense of premises	12,634	13,278	13,093
Furniture and fixture expense	7,666	8,663	8,058
Amortization of intangible assets	332	334	873
Other operating expense	51,199	56,314	50,497
Total Noninterest Expenses	199,642	203,292	195,751
Income Before Income Tax Expense	92,976	12,124	109,713
Income Tax Expense	22,003	2,495	24,557
Net Income Attributable to Noncontrolling Interests and Tompkins Financial Corporation	70,973	9,629	85,156
Less: Net Income Attributable to Noncontrolling Interests	123	124	126
Net Income Attributable to Tompkins Financial Corporation	$70,850	$9,505	$85,030
Basic Earnings Per Share	$4.98	$0.66	$5.92
Diluted Earnings Per Share	$4.97	$0.66	$5.89
See notes to consolidated financial statements.

TOMPKINS FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year ended December 31,
(In thousands)	2024	2023	2022
Net income (loss) attributable to noncontrolling interests and Tompkins Financial Corporation	$70,973	$9,629	$85,156
Other comprehensive income, net of tax:

Available-for-sale debt securities:
Change in net unrealized loss during the period	(2,121)	26,430	(173,240)
Reclassification adjustment for net realized (gain) loss on sale of available-for-sale debt securities included in net income	(38)	52,838	8,997

Employee benefit plans:
Net retirement plan gain	7,832	3,410	9,634
Amortization of net retirement plan actuarial loss	700	843	1,706
Amortization of net retirement plan prior service cost	140	163	164
Other comprehensive income (loss)	6,513	83,684	(152,739)

Subtotal comprehensive income (loss) attributable to noncontrolling interests and Tompkins Financial Corporation	77,486	93,313	(67,583)
Less: Net income attributable to noncontrolling interests	123	124	126
Total comprehensive income (loss) attributable to Tompkins Financial Corporation	$77,363	$93,189	$(67,709)
 See notes to consolidated financial statements.

TOMPKINS FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
(In thousands)	2024	2023	2022
OPERATING ACTIVITIES
Net income attributable to Tompkins Financial Corporation	$70,850	$9,505	$85,030
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit loss expense	6,611	4,339	2,789
Depreciation and amortization of premises, equipment, and software	10,143	11,399	10,684
Amortization of intangible assets	332	334	873
Earnings from corporate owned life insurance	(2,768)	(1,727)	(1,162)
Net amortization on securities	(1,123)	2,434	5,595
Amortization/accretion related to purchase accounting	(691)	(677)	(921)
Deferred income tax (benefit) expense	(3,082)	(434)	910
Net (gain) loss on securities transactions	(32)	69,973	634
Net gain on sale of loans originated for sale	(1,001)	(96)	(155)
Proceeds from sale of loans originated for sale	41,071	4,591	9,018
Loans originated for sale	(41,128)	(5,097)	(8,658)
Net gain on sale of bank premises and equipment	(218)	(55)	(105)
Net excess tax (expense) benefit from stock-based compensation	(134)	(229)	365
Stock-based compensation expense	4,631	4,100	4,343
Increase in accrued interest receivable	(2,716)	(1,242)	(2,268)
Increase in accrued interest payable	1,380	2,054	519
Other, net	12,841	(10,169)	(4,151)
Net Cash Provided by Operating Activities	94,966	89,003	103,340
INVESTING ACTIVITIES
Proceeds from maturities, calls and principal paydowns of available-for-sale debt securities	198,432	161,835	208,655
Proceeds from sales of available-for-sale debt securities	39,952	440,488	160,638
Purchases of available-for-sale debt securities	(55,913)	(391,488)	(154,820)
Purchases of held-to-maturity debt securities	0	0	(28,320)
Proceeds from sale of VISA Class B shares	0	0	11,407
Net increase in loans	(428,944)	(337,047)	(193,010)
Proceeds from sale/redemptions of Federal Home Loan Bank stock	114,015	116,198	81,402
Purchases of Federal Home Loan Bank and other stock	(122,551)	(132,197)	(88,126)
Proceeds from sale of bank premises and equipment	294	146	223
Purchases of bank premises, equipment and software	(6,209)	(6,762)	(8,168)
Purchase of corporate owned life insurance	(6,250)	0	0
Proceeds from redemption of corporate owned life insurance	17,994	1,872	2,106
Other, net	(1,261)	654	(431)
Net Cash (Used in) Provided by Investing Activities	(250,441)	(146,301)	(8,444)
FINANCING ACTIVITIES
Net increase (decrease) in demand, money market, and savings deposits	1,596	(569,050)	(180,877)
Net increase (decrease) in time deposits	70,784	367,070	(7,740)
Net decrease in Federal funds purchased and securities sold under agreements to repurchase	(13,960)	(5,282)	(10,509)
Increase in other borrowings	804,947	450,400	435,900
Repayment of other borrowings	(616,800)	(139,600)	(268,600)
Cash dividends	(35,049)	(34,512)	(33,565)
Common stock issued	170	0	0
Repurchase of common stock	0	(8,726)	(15,430)
Shares issued for employee stock ownership plan	0	0	2,951
Net shares issued related to restricted stock awards	(1,242)	(1,173)	(1,758)
Net proceeds from exercise of stock options	(115)	(124)	(538)
Net Cash Provided by (Used in) Financing Activities	210,331	59,003	(80,166)
Net Increase in Cash and Cash Equivalents	54,856	1,705	14,730
Cash and cash equivalents at beginning of period	79,542	77,837	63,107
Total Cash and Cash Equivalents at End of Period	$134,398	$79,542	$77,837

TOMPKINS FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

Supplemental Cash Flow Information

	Year ended December 31,
(In thousands)	2024	2023	2022

Cash paid during the year for - Interest	$135,513	$86,258	$21,047
Cash paid during the year for - Taxes	14,826	10,381	23,898
Transfer of loans to other real estate owned	14,314	131	351
Right-of-use assets obtained in exchange for new lease liabilities	2,341	1,655	2,498
See notes to consolidated financial statements.

 TOMPKINS FINANCIAL CORPORATION
 CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(In thousands except share and per share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Non- controlling Interests	Total
Balances at December 31, 2021	$1,470	$312,538	$475,262	$(55,950)	$(5,791)	$1,412	$728,941
Net income attributable to noncontrolling interests and Tompkins Financial Corporation			85,030			126	85,156
Other comprehensive loss				(152,739)			(152,739)
Total Comprehensive Loss							(67,583)
Cash dividends ($2.31 per share)			(33,565)				(33,565)
Net exercise of stock options (6,465 shares, net)	1	(539)					(538)
Common stock repurchased and returned to unissued status (197,979 shares)	(20)	(15,410)					(15,430)
Stock-based compensation expense		4,343					4,343
Shares issued for employee stock ownership plan (37,454 shares)	4	2,947					2,951
Directors deferred compensation plan (4,040 shares)		488			(488)		0
Restricted stock activity (12,890 shares)	1	(1,759)					(1,758)
Adjustment to goodwill		155					155
Dividend to noncontrolling interests						(126)	(126)
Balances at December 31, 2022	$1,456	$302,763	$526,727	$(208,689)	$(6,279)	$1,412	$617,390
Net income attributable to noncontrolling interests and Tompkins Financial Corporation			9,505			124	9,629
Other comprehensive income				83,684			83,684
Total Comprehensive Income							93,313
Cash dividends ($2.40 per share)			(34,657)				(34,657)
Net exercise of stock options (1,996 shares, net)		(124)					(124)
Common stock repurchased and returned to unissued status (150,000 shares)	(15)	(8,711)					(8,726)
Stock-based compensation expense		4,100					4,100
Directors deferred compensation plan (3,348 shares)		331			(331)		0
Restricted stock activity (34,093 shares)	3	(1,176)					(1,173)
Adoption of Accounting Guidance ASU 2022-02			$(65)				(65)
Dividend to noncontrolling interests						(124)	(124)
Balances at December 31, 2023	$1,444	$297,183	$501,510	$(125,005)	$(6,610)	$1,412	$669,934

TOMPKINS FINANCIAL CORPORATION
 CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (continued)

(In thousands except share and per share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Non- controlling Interests	Total
Balances at December 31, 2023	$1,444	$297,183	$501,510	$(125,005)	$(6,610)	$1,412	$669,934
Net income attributable to noncontrolling interests and Tompkins Financial Corporation			70,850			123	70,973
Other comprehensive income				6,513			6,513
Total Comprehensive Income							77,486
Cash dividends ($2.44 per share)			(35,132)				(35,132)
Net exercise of stock options (2,375 shares, net)		(115)					(115)
Treasury stock issued (4,260 shares)		170			55		225
Stock-based compensation expense		3,894					3,894
Directors deferred compensation plan (3,660 shares)		186			(186)		0
Restricted stock activity (23,808 shares)	3	(1,245)					(1,242)
Adjustment due to the adoption of ASU 2023-02			(71)				(71)
Repurchase of noncontrolling interests						(1,412)	(1,412)
Dividend to noncontrolling interests						(123)	(123)
Balances at December 31, 2024	$1,447	$300,073	$537,157	$(118,492)	$(6,741)	$0	$713,444
See notes to consolidated financial statements.

Note 1 Summary of Significant Accounting Policies

Basis Of Presentation
Tompkins Financial Corporation ("Tompkins" or "the Company") is registered as a Financial Holding Company with the Federal Reserve Board pursuant to the Bank Holding Company Act of 1956, as amended, organized under the laws of New York State. Tompkins is the parent company of Tompkins Community Bank, and Tompkins Insurance Agencies, Inc. ("Tompkins Insurance"). Tompkins Community Bank provides a full array of trust and investment services under the Tompkins Financial Advisors brand. Unless the context otherwise requires, the term "Company" refers to Tompkins Financial Corporation and its subsidiaries.

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

The consolidated financial information included herein combines the results of operations, assets, liabilities, and shareholders’ equity (including comprehensive income or loss) of the Company and entities in which the Company has a controlling financial interest. All significant intercompany balances and transactions are eliminated in consolidation. Amounts in the prior periods’ consolidated financial statements are reclassified when necessary to conform to the current periods’ presentation.

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

Securities
Management determines the appropriate classification of debt securities at the time of purchase. Securities are classified as held-to-maturity when the Company has the positive intent and ability to hold the securities to maturity. Held-to-maturity debt securities are stated at amortized cost. Debt securities not classified as held-to-maturity debt securities are classified as either available-for-sale or equity. Available-for-sale debt securities are stated at fair value with the unrealized gains and losses, net of tax, excluded from earnings and reported as a separate component of accumulated comprehensive income or loss, in shareholders’ equity. Certain equity securities that do not have a readily determinable fair value are stated at cost. Shares of stock of the Federal Home Loan Bank of New York, are also carried at cost.

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

Residential real estate loans originated and intended for sale in the secondary market are carried at the lower of aggregate cost or estimated fair value. Fair value is determined on the basis of the rates quoted in the secondary market. Net unrealized losses attributable to changes in market interest rates are recognized through a valuation allowance by charges to income. Loans are generally sold on a non-recourse basis with servicing retained. Any gain or loss on the sale of loans is recognized at the time of sale as the difference between the recorded basis in the loan and the net proceeds from the sale. The Company may use commitments at the time loans are originated or identified for sale to mitigate interest rate risk. The commitments to sell loans and the commitments to originate loans held-for-sale at a set interest rate, if originated, are considered derivatives under Accounting Standard Codification ("ASC") Topic 815, Derivatives and Hedging. The impact of the estimated fair value adjustment was not significant to the consolidated financial statements.

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

 Allowance for Credit Losses – Loans
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

Expected credit losses are reflected in the ACL through a charge to the provision for credit loss expense. When the Company deems all or a portion of a financial asset to be uncollectible, the appropriate amount is written off and the ACL is reduced by the same amount. In general, the principal balance of a loan is charged off in full or in part when management concludes, based on the available facts and circumstances, that collection of principal in full is not probable. In addition, the Company has reserves for expected recoveries where the Company reviews the prior four quarter charge-offs and applies a recovery rate based on the Company’s historical experience. Subsequent recoveries, if any, are credited to the ACL when received.

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

The Company uses regression analysis of historical internal and peer data to determine suitable loss drivers to utilize when modeling lifetime probability of default and loss given default. This analysis also determines how expected probability of default and loss given default will react to forecasted levels of the loss drivers. For all loan pools utilizing the DCF method, management utilizes and forecasts national unemployment and a one-year percentage change in national gross domestic product as loss drivers in the model.

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

For acquired non-credit impaired loans accounted for under FASB ASC Topic 310-20, Nonrefundable Fees and Other Costs, ("ASC Topic 310-20"), the Company’s allowance for loan and lease losses was maintained through provisions for loan losses based upon an evaluation process that was similar to our evaluation process used for originated loans. In conducting this evaluation, which included a review of loans on which full collectability may not be reasonably assured, the Company considered, among other matters, the estimated fair value of the underlying collateral, economic conditions, historical net loan loss experience, carrying value of the loans, which included the remaining net purchase discount or premium, and other factors that warrant recognition in determining our allowance for loan losses.

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

Leases
The Company leases certain office facilities and office equipment under operating leases. The Company also owns certain office facilities which it leases to outside parties under operating lessor leases; however, such leases are not significant. For operating leases other than those considered to be short-term, defined as leases of 12 months or less, the Company recognizes operating lease right-of-use ("ROU") assets and related lease liabilities at the time of lease commencement. ROU assets represent the Company's right to use the underlying asset for the lease term and the lease liabilities represent the Company's obligation to make lease payments under the leases. ROU assets and operating lease liabilities are reported as components of accrued interest and other assets and other liabilities, respectively, on our accompanying consolidated balance sheets. Leases with terms of 12 months or less are recognized in the income statement over the lease term.

In recognizing ROU assets and related lease liabilities, the Company accounts for lease and non-lease components (such as taxes, insurance, and common area maintenance costs) separately as such amounts are generally readily determinable under our lease contracts. To estimate the present value of lease payments over the expected lease term, the Company uses interest rates on advances from the FHLB at the time of commencement. The Company's lease term may include options to extend or terminate the leases when it is reasonably certain that the option will be exercised. Lease expense is recognized on a straight-line basis over the lease term and is included in net occupancy expense of premises in the Company's Consolidated Statements of Income.

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

Goodwill
Goodwill represents the excess of purchase price over the fair value of assets acquired in a transaction using purchase accounting. Goodwill has an indefinite useful life and is not amortized, but is tested for impairment. Goodwill impairment tests are performed on an annual basis or when events or circumstances dictate. On January 1, 2020, the Company adopted ASU 2017-04, "Intangibles - Goodwill and Other (Topic 350) - Simplifying the Test for Goodwill Impairment", which eliminates an entity's requirement to compute the implied fair value. The Company tests goodwill annually as of December 31st. The Company has the option to perform a qualitative assessment of goodwill, which considers company-specific and economic characteristics that might impact its carrying value. If, based on this qualitative assessment, it is more likely than not that the fair value of the reporting unit is less than its carrying amount, then a quantitative test (Step 1) is performed, which compares the fair value of the reporting unit to the carrying amount of the reporting unit in order to identify potential impairment. If the estimated fair value of a reporting unit exceeds its carrying amount, the goodwill of the reporting unit is not considered impaired. The implied fair value of goodwill is determined in the same manner as goodwill that is recognized in a business combination. Significant judgment and estimates are involved in estimating the fair value of the assets and liabilities of the reporting units.

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

Income Taxes
Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred taxes are reviewed quarterly and reduced by a valuation allowance if, based upon the information available, it is more likely than not that some or all of the deferred tax assets will not be realized. Realization of deferred tax assets is dependent upon the generation of a sufficient level of future taxable income and recoverable taxes paid in prior years. In such cases, although realization is not assured, management believes it is more likely than not that all of the deferred tax assets will be realized. The Company’s policy is to recognize interest and penalties on unrecognized tax benefits in income tax expense in the Consolidated Statements of Income.

Tax Credit Investments
The Company accounts for its investments in qualified affordable housing projects using the proportional amortization method. Under that method, the Company amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the net investment performance in the income statement as a component of income tax expense. As of December 31, 2024 and 2023, the Company's remaining investment in qualified affordable housing projects, net of amortization totaled $2.1 million and $2.3 million, respectively.

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

Trust and Investment Services
Assets held in fiduciary or agency capacities for customers are not included in the accompanying Consolidated Statements of Condition, since such items are not assets of the Company. Fees associated with providing trust and investment services are included in noninterest income. Additional information on trust and investment fees is presented in "Note 13 - Revenue Recognition."

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

Segment Reporting
The Company manages its operations through three reportable business segments in accordance with the standards set forth in FASB ASC Topic 280, "Segment Reporting". The three segments are: (i) banking ("Banking"), (ii) insurance ("Tompkins Insurance Agencies, Inc.") and (iii) wealth management ("Tompkins Financial Advisors"). The Company’s insurance services and wealth management services are managed separately from the Bank. Additional information on the segments is presented in "Note 21 - Segment and Related Information".

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

Pension and Other Employee Benefits
The Company maintains noncontributory defined-benefit and defined contribution plans, which cover substantially all employees of the Company. In addition, the Company also maintains supplemental employee retirement plans for certain executives and a post-retirement life and healthcare plan. These plans are discussed in detail in "Note 10 - Employee Benefit Plans". The Company incurs certain employment-related expenses associated with these plans. In order to measure the expense associated with these plans, various assumptions are made including the discount rate used to value certain liabilities, expected return on plan assets, anticipated mortality rates, and expected future healthcare costs. The assumptions are based on historical experience as well as current facts and circumstances. A third-party actuarial firm is used to assist management in measuring the expense and liability associated with the plans. The Company uses a December 31 measurement date for its plans. As of the measurement date, plan assets are determined based on fair value, generally representing observable market prices. The projected benefit obligation is primarily determined based on the present value of projected benefit distributions at an assumed discount rate.

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

Stock-Based Compensation
The Company's current stock-based compensation plan provides for stock options, stock appreciation rights ("SARs"), restricted stock awards, restricted stock units and performance share units.

Compensation expense for awards is recognized over the service period based on the fair value at the date of grant and is included in salaries and employee benefits expense in the Consolidated Statements of Income. Grant date fair value for SARs is estimated using the Black-Scholes option-pricing model. Awards of restricted stock awards, restricted stock units and performance share units are valued at the fair market value of the Company's common stock as of the award date. Compensation expense for performance share units is estimated based on the probability that the performance conditions will be achieved. The likelihood that the performance conditions will be met is assessed each reporting period. Forfeitures are recognized when they occur. Vested equity awards are issued from authorized but unissued stock.

Excess tax benefits (expenses) result when tax return deductions differ from recognized share-based compensation cost that are determined using the grant-date fair value approach for financial statement purposes. Excess tax benefits (expenses) related to the settlement of share-based awards are recorded as a decrease (increase) to income tax expense in the Consolidated Income Statements and are classified in the Consolidated Statements of Cash Flows as an operating activity.

Fair Value Measurements
The Company accounts for the provisions of FASB ASC Topic 820, Fair Value Measurements and Disclosures ("ASC Topic 820"), for financial assets and financial liabilities. ASC Topic 820 defines fair value, establishes a framework for measuring fair value in accordance with GAAP, and expands disclosures about fair value measurements. See "Note 18 - Fair Value Measurements".

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

Revenue Recognition
In general, for revenue not associated with financial instruments, guarantees and lease contracts, the Company applies the following steps when recognizing revenue from contracts with customers: (i) identify the contract, (ii) identify the performance obligations, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations and (v) recognize revenue when a performance obligation is satisfied. Our contracts with customers are generally short term in nature, typically due within one year or less or cancellable by us or our customer upon a short notice period. Performance obligations for our customer contracts are generally satisfied at a single point in time, typically when the transaction is complete, or over time. For performance obligations satisfied over time, the Company primarily uses the output method, directly measuring the value of the products/services transferred to the customer, to determine when performance obligations have been satisfied. The Company typically receives payment from customers and recognizes revenue concurrent with the satisfaction of our performance obligations. In most cases, this occurs within a single financial reporting period. For payments received in advance of the satisfaction of performance obligations, revenue recognition is deferred until such time as the performance obligations have been satisfied. In cases where we have not received payment despite satisfaction of our performance obligations, we accrue an estimate of the amount due in the period our performance obligations have been satisfied. For contracts with variable components, only amounts for which collection is probable are accrued. The Company generally acts in a principal capacity, on our own behalf, in most of our contracts with customers. In such transactions, the Company recognizes revenue and the related costs to provide our services on a gross basis in our financial statements. In some cases, the Company acts in an agent capacity, deriving revenue through assisting other entities in transactions with our customers. In such transactions, the Company recognizes revenue and the related costs to provide our services on a net basis in our financial statements. These transactions recognized on a net basis primarily relate to insurance and brokerage commissions and fees derived from our customers' use of various interchange and ATM/debit card networks. Refer to "Note 13 - Revenue Recognition" for additional disclosures.

Derivative Instruments and Hedging Activities
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

The Company had recorded 2 investments in separate LIHTC structures as of December 31, 2024 totaling $2.1 million already using proportional amortization, with a $57,000 benefit recorded to income tax expense in the fiscal year ending December 31, 2024 and $54,000 benefit for the fiscal year ending December 31, 2023. In addition, the Company has a historic rehabilitation tax credit that was previously recorded using the equity investment accounting method and had no residual book value or financial impact in either the current or prior year. The ASU 2023-02 day 1 adoption entry for this tax credit included the recording of a $40,000 investment and the write-off of a $444,000 gross timing difference (tax effective at $111,000) with a corresponding $71,000 reduction to retained earnings.

The Company has also elected to treat the following categories of tax credit investments under the proportional amortization method:

•LIHTC - Low Income Housing Tax Credits
•New Market Tax Credits
•Historic Rehabilitation Tax Credit
•Renewable Energy Tax Credit
•State Specific Tax Credits

ASU No. 2023-07, "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures." The amendments in this update improve financial reporting by requiring disclosure of incremental segment information on an annual and interim basis. The amendments in this ASU are effective for the Company for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. Adoption did not have a significant effect on our financial statements or disclosures.

Accounting Standards Pending Adoption

ASU No. 2023-06, Disclosure Improvements, amends the disclosure or presentation requirements related to various subtopics in the FASB Accounting Standards Codification. The new guidance is intended to align GAAP requirements with those of the SEC. The ASU will become effective on the earlier of the date on which the SEC removes its disclosure requirements from Regulation S-X or Regulation S-K, or June 30, 2027. Early adoption is prohibited. Adoption of ASU 2023-06 is not expected to have a material impact on our consolidated financial statements.

ASU No. 2023-09, "Income Taxes (Topic 740) - Improvements to Income Tax Disclosures." The amendments in this update relate to the rate reconciliation and income taxes paid disclosures improve the transparency of income tax disclosures by requiring (1) consistent categories and greater disaggregation of information in the rate reconciliation and (2) income taxes paid disaggregated by jurisdiction. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024 and interim periods in those years. Tompkins is currently evaluating the potential impact of ASU 2023-09 on our consolidated financial statements.

ASU No. 2024-03, "Disaggregation of Income Statement Expenses," requires new financial statement disclosures in tabular format, disaggregating information about prescribed categories underlying any relevant income statement expense captions, including employee compensation, depreciation, and intangible asset amortization. Tompkins is required to adopt this ASU prospectively for annual periods beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Early adoption and retrospective application are permitted.

The Company reviews new accounting standards as issued. Management has not identified any other new standards that it believes will have a significant impact on the Company’s financial statements.

Note 2 Securities

Available-for-Sale Debt Securities
The following tables summarize available-for-sale debt securities held by the Company at December 31, 2024 and 2023:

December 31, 2024	Available-for-Sale Debt Securities
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasuries	$75,141	$140	$3,784	$71,497
Obligations of U.S. Government sponsored entities	398,648	2,008	20,376	380,280
Obligations of U.S. states and political subdivisions	86,328	4	8,638	77,694
Mortgage-backed securities – residential, issued by
U.S. Government agencies	68,130	3	4,879	63,254
U.S. Government sponsored entities	736,376	1,680	101,696	636,360
U.S. corporate debt securities	2,500	0	53	2,447
Total available-for-sale debt securities	$1,367,123	$3,835	$139,426	$1,231,532

December 31, 2023	Available-for-Sale Debt Securities
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasuries	$114,418	$495	$5,009	$109,904
Obligations of U.S. Government sponsored entities	472,286	6,449	22,277	456,458
Obligations of U.S. states and political subdivisions	89,999	2	8,077	81,924
Mortgage-backed securities – residential, issued by
U.S. Government agencies	49,976	8	4,744	45,240
U.S. Government sponsored entities	819,303	2,422	100,895	720,830
U.S. corporate debt securities	2,500	0	206	2,294
Total available-for-sale debt securities	$1,548,482	$9,376	$141,208	$1,416,650

Held-to-Maturity Debt Securities
The following tables summarize held-to-maturity debt securities held by the Company at December 31, 2024 and 2023:

December 31, 2024	Held-to-Maturity Debt Securities
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasuries	$86,049	$0	$11,361	$74,688
Obligations of U.S. Government sponsored entities	226,413	$0	33,806	192,607
Total held-to-maturity debt securities	$312,462	$0	$45,167	$267,295

December 31, 2023	Held-to-Maturity Debt Securities
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasuries	$86,266	$0	$11,051	$75,215
Obligations of U.S. Government sponsored entities	226,135	0	33,895	192,240
Total held-to-maturity debt securities	$312,401	$0	$44,946	$267,455

The following table sets forth information with regard to sales transactions of available-for-sale debt securities:

	Year ended December 31,
(In thousands)	2024	2023	2022
Proceeds from sales	$39,952	$440,488	$160,638
Gross realized gains	50	0	0
Gross realized losses	0	(69,983)	(11,916)
Net gain (loss) on sales of available-for-sale debt securities	$50	$(69,983)	$(11,916)

The Company's available-for-sale and held-to-maturity debt securities portfolios includes callable securities that may be called prior to maturity. The Company did not recognize any gains on called securities for the years ended December 31, 2024, 2023 and 2022. The Company also recognized net losses of $18,400, net gains of $10,000, and net losses of $125,000 on equity securities for the years ended December 31, 2024, 2023 and 2022, respectively, reflecting the change in fair value.

In 2023, the Company completed a balance sheet repositioning for general balance sheet, portfolio and interest rate risk management, by selling approximately $510.5 million of available-for-sale debt securities, which resulted in an pre-tax loss on the sale of approximately $70.0 million.

In the fourth quarter of 2022, the Company sold its Class B common shares of Visa Inc. for $11.4 million. The shares had no carrying value on the Company's Consolidated Statements of Condition, and the Company had no historical cost basis in the shares, thus the $11.4 million was realized as a pre-tax gain. The Company received the shares as part of its membership interest in Visa in March 2008.

The following table summarizes available-for-sale debt securities that had unrealized losses at December 31, 2024:

December 31, 2024	Available-for-Sale Debt Securities
	Less than 12 Months		12 Months or Longer		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasuries	$0	$0	$57,019	$3,784	$57,019	$3,784
Obligations of U.S. Government sponsored entities	14,085	515	188,296	19,861	202,381	20,376
Obligations of U.S. states and political subdivisions	3,159	36	73,657	8,602	76,816	8,638
Mortgage-backed securities – residential, issued by
U.S. Government agencies	27,082	89	35,879	4,790	62,961	4,879
U.S. Government sponsored entities	32,063	502	523,353	101,194	555,416	101,696
U.S. corporate debt securities	0	0	2,447	53	2,447	53
Total available-for-sale debt securities	$76,389	$1,142	$880,651	$138,284	$957,040	$139,426

The following table summarizes held-to-maturity debt securities that had unrealized losses at December 31, 2024:

December 31, 2024	Held-to-Maturity Debt Securities
	Less than 12 Months		12 Months or Longer		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasuries	$0	$0	$74,688	$11,361	$74,688	$11,361
Obligations of U.S. Government sponsored entities	0	0	192,607	33,806	192,607	33,806
Total held-to-maturity debt securities	$0	$0	$267,295	$45,167	$267,295	$45,167

Within the available-for-sale and held-to-maturity portfolios, the total number of securities in an unrealized loss position were 577 and 572 at December 31, 2024 and 2023, respectively.

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

Management measures expected credit losses on held-to-maturity debt securities on a collective basis by major security type with each type sharing similar risk characteristics and considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts. Management has made the accounting policy election to exclude accrued interest receivable on held-to-maturity debt securities from the estimate of credit losses. As of December 31, 2024, the held-to-maturity portfolio consisted of U.S. Treasury securities and securities issued by U.S. government-sponsored enterprises, including the Federal National Mortgage Agency and the Federal Farm Credit Banks Funding Corporation. U.S. Treasury securities are backed by the full faith and credit of and/or guaranteed by the U.S. government, and it is expected that the securities will not be settled at prices less than the amortized cost bases of the securities. Securities issued by U.S. government agencies or U.S. government-sponsored enterprises carry the explicit and/or implicit guarantee of the U.S. government, are widely recognized as "risk-free," and have a long history of zero credit loss. As such, the Company did not record an allowance for credit losses for these securities as of December 31, 2024.

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

The Company did not recognize any net credit impairment charge to earnings on investment securities in 2024, 2023, or 2022.

The amortized cost and estimated fair value of debt securities by contractual maturity are shown in the following table. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Mortgage-backed securities are shown separately since they are not due at a single maturity date.

December 31, 2024
(In thousands)	Amortized Cost	Fair Value
Available-for-sale debt securities:
Due in one year or less	$100,000	$99,153
Due after one year through five years	227,502	215,976
Due after five years through ten years	212,789	199,457
Due after ten years	22,326	17,332
Total	562,617	531,918
Mortgage-backed securities	804,506	699,614
Total available-for-sale debt securities	$1,367,123	$1,231,532

December 31, 2023
(In thousands)	Amortized Cost	Fair Value
Available-for-sale debt securities:
Due in one year or less	$99,242	$98,650
Due after one year through five years	307,093	296,279
Due after five years through ten years	245,617	233,569
Due after ten years	27,251	22,082
Total	679,203	650,580
Mortgage-backed securities	869,279	766,070
Total available-for-sale debt securities	$1,548,482	$1,416,650

December 31, 2024
(In thousands)	Amortized Cost	Fair Value
Held-to-maturity debt securities:
Due after one year through five years	$117,283	$102,173
Due after five years through ten years	195,179	165,122
Total held-to-maturity debt securities	$312,462	$267,295

December 31, 2023
(In thousands)	Amortized Cost	Fair Value
Held-to-maturity debt securities:
Due after five years through ten years	$312,401	$267,455
Total held-to-maturity debt securities	$312,401	$267,455

Trading Securities
The Company had no securities designated as trading during 2024 or 2023.

Pledged Securities
The Company pledges securities as collateral for public deposits and other borrowings, and sells securities under agreements to repurchase. See "Note 8 - Federal Funds Purchased and Securities Sold Under Agreements to Repurchase" for further discussion. Securities carried of $904.2 million and $1.0 billion, at December 31, 2024 and 2023, respectively, were either pledged or sold under agreements to repurchase.

Concentrations of Securities
Except for U.S. government securities, there were no holdings, when taken in the aggregate, of any single issuer that exceeded 10% of shareholders’ equity at December 31, 2024.

Equity Securities
The Company invests in one equity fund. This security is carried at fair value.

Investment in Small Business Investment Companies
The Company has equity investments in small business investment companies ("SBIC") established for the purpose of providing financing to small businesses in market areas served by the Company. These investments totaled $671,000 and $485,000 at December 31, 2024 and 2023, respectively, and were included in other assets on the Company’s Consolidated Statements of Condition. These investments are accounted for either under the cost method or the equity method of accounting. As of December 31, 2024, the Company reviewed these investments and determined that there was no impairment.

Federal Home Loan Bank Stock
The Company also holds non-marketable Federal Home Loan Bank New York ("FHLBNY") stock and non-marketable Atlantic Community Bankers Bank ("ACBB") stock, all of which are required to be held for regulatory purposes and for borrowing availability. The required investment in FHLB stock is tied to the Company’s borrowing levels with the FHLB. Holdings of FHLBNY stock and ACBB stock totaled $42.2 million and $95,000 at December 31, 2024, respectively. These securities are carried at par, which is also cost. As of December 31, 2024, the FHLBNY continued to pay dividends and repurchase stock. As such, the Company has not recognized any impairment on its holdings of FHLBNY.

Note 3 Loans and Leases

Loans and Leases at December 31, 2024 and December 31, 2023 were as follows:

	Year ended December 31,
(In thousands)	2024	2023
Commercial and industrial
Agriculture	$110,007	$101,211
Commercial and industrial other[1]	855,568	722,294
Subtotal commercial and industrial	965,575	823,505
Commercial real estate
Construction	385,931	303,406
Agriculture	217,582	221,670
Commercial real estate other	2,776,304	2,587,591
Subtotal commercial real estate	3,379,817	3,112,667
Residential real estate
Home equity	204,194	188,316
Mortgages	1,366,646	1,373,275
Subtotal residential real estate	1,570,840	1,561,591
Consumer and other
Indirect	229	841
Consumer and other	96,163	96,942
Subtotal consumer and other	96,392	97,783
Leases	12,484	15,383
Total loans and leases	$6,025,108	$5,610,929
Less: unearned income and deferred costs and fees	(5,186)	(4,994)
Total loans and leases, net of unearned income and deferred costs and fees	$6,019,922	$5,605,935
1 Commercial and industrial other includes $159,000 and $404,000 respectively, of Payment Protection Program "PPP" loans as of December 31, 2024 and 2023.

The Company has adopted comprehensive lending policies, underwriting standards and loan review procedures. There were no significant changes to the Company’s existing lending policies, underwriting standards or loan review procedures during 2024. The Company’s Board of Directors approves the lending policies at least annually. The Company recognizes that exceptions to policy guidelines may occasionally occur and has established procedures for approving exceptions to these policy guidelines. Management has also implemented reporting systems to monitor loan originations, loan quality, concentrations of credit, loan delinquencies and nonperforming loans and potential problem loans.

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

The Company originates fixed rate and adjustable rate residential mortgage loans, including loans that have characteristics of both, such as a 7/6 adjustable rate mortgage, which has a fixed rate for the first seven years and then adjusts semi-annually thereafter. The majority of residential mortgage loans originated over the last several years have been fixed rate loans. Adjustable rate loans have increased in popularity due to the rising interest rate environment. Adjustable rate residential real estate loans are underwritten based upon the initial rate when the fixed rate period is 5 years or longer. For loans with an initial fixed rate of less than 5 years, the fully indexed rate is utilized for the ability to repay qualifying and underwriting. This underwriting practice matches secondary market guidelines.

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

During 2024, 2023, and 2022, the Company sold residential mortgage loans totaling $40.1 million, $4.5 million, and $8.9 million, respectively, and realized net gains on these sales of $1.0 million, $96,000, and $155,000, respectively. These residential real estate loans are generally sold without recourse in accordance with standard secondary market loan sale agreements. When residential mortgage loans are sold to FHLMC or SONYMA, the Company typically retains all servicing rights, which provides the Company with a source of fee income. In connection with the sales in 2024, 2023, and 2022, the Company recorded mortgage-servicing assets of $299,000, $34,000, and $66,000, respectively. The loans sold to FHLMC and SONYMA were originated with the intent to sell.

Amortization of mortgage servicing assets amounted to $91,000 in 2024, $81,000 in 2023, and $128,000 in 2022. At December 31, 2024 and 2023, the Company serviced residential mortgage loans aggregating $158.0 million and $130.4 million. Mortgage servicing rights, at an amortized cost basis, totaled $1.1 million at December 31, 2024 and $927,000 at December 31, 2023. These mortgage servicing rights were evaluated for impairment at year-end 2024 and 2023 and no impairment was recognized. Loans held for sale, which are included in residential real estate, totaled $1.7 million and $602,000 at December 31, 2024 and 2023, respectively.

As members of the FHLB, the Company’s subsidiary bank may use unencumbered mortgage related assets to secure borrowings from the FHLB. At December 31, 2024 and 2023, the Company had $543.2 million and $125.0 million, respectively, of term advances from the FHLB that were secured by residential mortgage loans. In addition to the term advances presented above, standby letters of credit with the FHLB of $200 million and $316 million, at December 31, 2024 and 2023, respectively, were secured by residential mortgage loans.

Commercial and industrial loans
The Company’s Commercial Loan Policy sets forth guidelines for debt service coverage ratios, LTV’s and documentation standards. Commercial and industrial loans are primarily made based on identified cash flows of the borrower with consideration given to underlying collateral and personal or government guarantees. The Company’s policy establishes debt service coverage ratio limits that require a borrower’s cash flow to be sufficient to cover principal and interest payments on all new and existing debt. Commercial and industrial loans are generally secured by the assets being financed or other business assets such as accounts receivable or inventory. Many of the loans in the commercial portfolio have variable interest rates tied to Prime Rate, FHLBNY borrowing rates, Secured Overnight Financing Rate ("SOFR"), or U.S. Treasury indices.

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

Loan and Lease Customers
The Company’s loan and lease customers are located primarily in the upstate New York and Pennsylvania communities served by Tompkins Community Bank. The Bank operates twelve banking offices in the counties of Tompkins, Cayuga, Cortland, Onondaga and Schuyler, New York; fourteen banking offices in the counties of Wyoming, Livingston, Genesee, Orleans and Monroe, New York; twelve banking offices in the counties of Putnam County, Dutchess County and Westchester, New York; and sixteen offices in the counties of Berks, Montgomery, Philadelphia, Delaware and Schuylkill, Pennsylvania. Other than general economic risks, management is not aware of any material concentrations of credit risk to any industry or individual borrower.

Loans to Related Parties
Directors and officers of the Company and its affiliated companies are customers of, and have other transactions with, the Company's banking subsidiaries in the ordinary course of business. Such loans and commitments are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons not related to the Company, and did not involve more than normal risk of collectability or present other unfavorable features.

Nonaccrual Loans and Leases
Loans are considered past due if the required principal and interest payments have not been received as of the date such payments are due. Loans are placed on nonaccrual status either due to the delinquency status of principal and/or interest (generally when past due 90 or more days) or a judgment by management that the full repayment of principal and interest is unlikely. When interest accrual is discontinued, all unpaid accrued interest is reversed. Payments received on loans on nonaccrual are generally applied to reduce the principal balance of the loan.. Loans are generally returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured. When management determines that the collection of principal in full is improbable, management will charge-off a partial amount or full amount of the loan balance. Management considers specific facts and circumstances relative to each individual credit in making such a determination. For residential and consumer loans, management uses specific regulatory guidance and thresholds for determining charge-offs.

The below table is an aging analysis of past due loans, segregated by class of loans as of December 31, 2024 and 2023:

December 31, 2024
(In thousands)	30-59 Days	60-89 Days	90 Days or More	Total Past Due	Current Loans	Total Loans
Loans and Leases
Commercial and industrial
Agriculture	$0	$0	$0	$0	$110,007	$110,007
Commercial and industrial other	3,944	32	684	4,660	850,908	855,568
Subtotal commercial and industrial	3,944	32	684	4,660	960,915	965,575
Commercial real estate
Construction	1,120	17,400	0	18,520	367,411	385,931
Agriculture	81	0	0	81	217,501	217,582
Commercial real estate other	0	1,605	11,966	13,571	2,762,733	2,776,304
Subtotal commercial real estate	1,201	19,005	11,966	32,172	3,347,645	3,379,817
Residential real estate
Home equity	955	91	1,811	2,857	201,337	204,194
Mortgages	0	2,836	9,257	12,093	1,354,553	1,366,646
Subtotal residential real estate	955	2,927	11,068	14,950	1,555,890	1,570,840
Consumer and other
Indirect	3	2	7	12	217	229
Consumer and other	430	329	354	1,113	95,050	96,163
Subtotal consumer and other	433	331	361	1,125	95,267	96,392
Leases	0	0	0	0	12,484	12,484
Total loans and leases	$6,533	$22,295	$24,079	$52,907	$5,972,201	$6,025,108
Less: unearned income and deferred costs and fees	0	0	0	0	(5,186)	(5,186)
Total loans and leases, net of unearned income and deferred costs and fees	$6,533	$22,295	$24,079	$52,907	$5,967,015	$6,019,922

December 31, 2023
(In thousands)	30-59 Days	60-89 Days	90 Days or More	Total Past Due	Current Loans	Total Loans
Loans and Leases
Commercial and industrial
Agriculture	$0	$0	$0	$0	$101,211	$101,211
Commercial and industrial other	389	887	2,124	3,400	718,894	722,294
Subtotal commercial and industrial	389	887	2,124	3,400	820,105	823,505
Commercial real estate
Construction	0	0	0	0	303,406	303,406
Agriculture	61	0	0	61	221,609	221,670
Commercial real estate other	290	0	25,056	25,346	2,562,245	2,587,591
Subtotal commercial real estate	351	0	25,056	25,407	3,087,260	3,112,667
Residential real estate
Home equity	466	211	1,968	2,645	185,671	188,316
Mortgages	1,353	111	6,916	8,380	1,364,895	1,373,275
Subtotal residential real estate	1,819	322	8,884	11,025	1,550,566	1,561,591
Consumer and other
Indirect	7	11	11	29	812	841
Consumer and other	302	122	270	694	96,248	96,942
Subtotal consumer and other	309	133	281	723	97,060	97,783
Leases	0	0	0	0	15,383	15,383
Total loans and leases	$2,868	$1,342	$36,345	$40,555	$5,570,374	$5,610,929
Less: unearned income and deferred costs and fees	0	0	0	0	(4,994)	(4,994)
Total loans and leases, net of unearned income and deferred costs and fees	$2,868	$1,342	$36,345	$40,555	$5,565,380	$5,605,935

The following table presents the amortized cost basis of loans on nonaccrual status and the amortized cost basis of loans on nonaccrual status for which there was no related allowance for credit losses:

December 31, 2024
(In thousands)	Nonaccrual Loans and Leases with no ACL	Nonaccrual Loans and Leases	Loans and Leases Past Due Over 89 Days and Accruing
Loans and Leases
Commercial and industrial
Agriculture	$0	$519	$0
Commercial and industrial other	0	1,023	0
Subtotal commercial and industrial	0	1,542	0
Commercial real estate
Agriculture	0	129	0
Commercial real estate other	24,179	32,461	0
Subtotal commercial real estate	24,179	32,590	0
Residential real estate
Home equity	610	2,889	0
Mortgages	1,338	13,389	9
Subtotal residential real estate	1,948	16,278	9
Consumer and other
Indirect	0	13	0
Consumer and other	0	125	314
Subtotal consumer and other	0	138	314
Total loans and leases	$26,127	$50,548	$323

December 31, 2023
(In thousands)	Nonaccrual Loans and Leases with no ACL	Nonaccrual Loans and Leases	Loans and Leases Past Due Over 89 Days and Accruing
Loans and Leases
Commercial and industrial
Agriculture	$0	$20	$0
Commercial and industrial other	0	2,253	0
Subtotal commercial and industrial	0	2,273	0
Commercial real estate
Agriculture	0	170	0
Commercial real estate other	42,038	44,280	0
Subtotal commercial real estate	42,038	44,450	0
Residential real estate
Home equity	0	3,230	0
Mortgages	0	11,942	0
Subtotal residential real estate	0	15,172	0
Consumer and other
Indirect	0	40	0
Consumer and other	0	230	101
Subtotal consumer and other	0	270	101
Total loans and leases	$42,038	$62,165	$101

The difference between the interest income that would have been recorded if nonaccrual loans and leases had paid in accordance with their original terms and the interest income that was recorded, was $13.9 million for the year ended December 31, 2024, $2.2 million for the year ended December 31, 2023, and $1.4 million for year ended December 31, 2022. The Company had no material commitments to make additional advances to borrowers with nonperforming loans.

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

Since the methodology is based upon historical experience and trends, current conditions, and reasonable and supportable forecasts, as well as management’s judgment, factors may arise that result in different estimates. While management’s evaluation of the allowance as of December 31, 2024 considers the allowance to be appropriate, under adversely different conditions or assumptions, the Company would need to increase or decrease the allowance. In addition, various federal and State regulatory agencies, as part of their examination process, review the Company's allowance and may require the Company to recognize additions to the allowance based on their judgments and information available to them at the time of their examinations.

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

Changes in the allowance for credit losses for the years ended December 31, 2024, 2023 and 2022 are summarized as follows:

Allowance for Credit Losses - Loans and Leases

(In thousands)	2024	2023	2022
Total allowance at beginning of year	$51,584	$45,934	$42,843
Impact of adopting ASU 2022-02	0	64	0
Provision for credit loss expense	7,418	4,865	2,499
Recoveries on loans and leases	634	1,820	1,798
Charge-offs on loans and leases	(3,140)	(1,099)	(1,206)
Total allowance at end of year	$56,496	$51,584	$45,934

Allowance for Credit Losses - Off-Balance Sheet Credit Exposures

(In thousands)	2024	2023	2022
Liabilities for off-balance sheet credit exposures at beginning of period	$2,270	$2,796	$2,506
(Credit) provision for credit loss expense related to off-balance sheet credit exposures	(807)	(526)	290
Liabilities for off-balance sheet credit exposures at end of period	$1,463	$2,270	$2,796

The following tables detail activity in the allowance for credit losses for loans for the years ended December 31, 2024 and 2023. The allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

December 31, 2024
(In thousands)	Commercial & Industrial	Commercial Real Estate	Residential Real Estate	Consumer and Other	Finance Leases	Total
Allowance for credit losses:
Beginning balance	$6,667	$31,581	$11,700	$1,557	$79	$51,584
Charge-offs	(293)	(249)	0	(2,598)	0	(3,140)
Recoveries	40	7	135	452	0	634
Provision (credit) for credit loss expense	1,270	4,498	(490)	2,157	(17)	7,418
Ending Balance	$7,684	$35,837	$11,345	$1,568	$62	$56,496

December 31, 2023
(In thousands)	Commercial & Industrial	Commercial Real Estate	Residential Real Estate	Consumer and Other	Finance Leases	Total
Allowance for credit losses:
Beginning balance	$6,039	$27,287	$11,154	$1,358	$96	$45,934
Impact of adopting ASU 2022-02	2	16	46	0	0	64
Charge-offs	(34)	0	(20)	(1,045)	0	(1,099)
Recoveries	87	1,292	186	255	0	1,820
Provision (credit) for credit loss expense	573	2,986	334	989	(17)	4,865
Ending Balance	$6,667	$31,581	$11,700	$1,557	$79	$51,584

The following tables present the amortized cost basis of collateral dependent loans, which are individually evaluated to determine expected credit losses, and the related allowance for credit losses allocated to these loans as of December 31, 2024 and 2023:

December 31, 2024
(In thousands)	Real Estate	Business Assets	Other	Total	ACL Allocation
Commercial and Industrial	$610	$0	$0	$610	$0
Commercial Real Estate	31,051	0	0	31,051	1,712
Total Loans and Leases	$31,661	$0	$0	$31,661	$1,712

December 31, 2023
(In thousands)	Real Estate	Business Assets	Other	Total	ACL Allocation
Commercial and Industrial	$2,035	$0	$0	$2,035	$0
Commercial Real Estate	42,333	0	0	42,333	1,082
Total Loans and Leases	$44,368	$0	$0	$44,368	$1,082

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

The following tables show the amortized cost basis at December 31, 2024 and 2023 of the loans modified to borrowers experiencing financial difficulty, disaggregated by class of financing receivable and type of concession granted:

December 31, 2024
(In thousands)	Term Extension	Interest Rate Reduction	Payment Delay and Term Extension	Term Extension and Interest Rate Reduction	Payment Delay	Total	% of Total Class of Loans and Leases
Commercial and Industrial
Commercial and industrial other	$10	$463	$0	$110	$45	$628	0.07%
Subtotal commercial and industrial	10	463	0	110	45	628	0.07%
Commercial Real Estate
Commercial real estate other	0	2,990	0	0	394	3,384	0.12%
Subtotal commercial real estate	0	2,990	0	0	394	3,384	0.10%
Residential
Home equity	0	0	0	40	0	40	0.02%
Mortgages	0	0	0	112	548	660	0.05%
Subtotal residential	0	0	0	152	548	700	0.04%
Consumer
Consumer and other	22	0	0	0	0	22	0.02%
Subtotal consumer	22	0	0	0	0	22	0.02%
Total loans and leases	$32	$3,453	$0	$262	$987	$4,734	0.08%

December 31, 2023
(In thousands)	Term Extension	Interest Rate Reduction	Payment Delay and Term Extension	Term Extension and Interest Rate Reduction	Payment Delay	Total	% of Total Class of Loans and Leases
Commercial Real Estate
Commercial real estate other	0	3,114	0	0	0	3,114	0.12%
Subtotal commercial real estate	0	3,114	0	0	0	3,114	0.10%
Residential
Mortgages	0	0	0	0	402	402	0.03%
Subtotal residential	0	0	0	0	402	402	0.03%
Consumer
Consumer and other	21	0	0	0	0	21	0.02%
Subtotal consumer	21	0	0	0	0	21	0.02%
Total loans and leases	$21	$3,114	$0	$0	$402	$3,537	0.06%
The following tables show the aging analysis of loan modifications made to borrowers experiencing financial difficulty as of December 31, 2024 and 2023:

December 31, 2024	Payment Status (Amortized Cost Basis)
(In thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Non-Accrual	Total
Commercial and Industrial
Commercial and industrial other	$618	$0	$0	$0	$10	$628
Subtotal commercial and industrial	618	0	0	0	10	628
Commercial Real Estate
Commercial real estate other	3,384	0	0	0	0	3,384
Subtotal commercial real estate	3,384	0	0	0	0	3,384
Residential Real Estate
Home equity	0	0	0	0	40	40
Mortgages	154	0	112	0	394	660
Subtotal residential real estate	154	0	112	0	434	700
Consumer and Other
Consumer and other	0	0	0	0	22	22
Subtotal consumer and other	0	0	0	0	22	22
Total	$4,156	$0	$112	$0	$466	$4,734

December 31, 2023	Payment Status (Amortized Cost Basis)
(In thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Non-Accrual	Total
Commercial Real Estate
Commercial real estate other	$3,114	$0	$0	$0	$0	$3,114
Subtotal commercial real estate	3,114	0	0	0	0	3,114
Residential Real Estate
Mortgages	158	0	0	0	244	402
Subtotal residential real estate	158	0	0	0	244	402
Consumer and Other
Consumer and other	0	0	0	0	21	21
Subtotal consumer and other	0	0	0	0	21	21
Total	$3,272	$0	$0	$0	$265	$3,537

The following tables present credit quality indicators by total loans on an amortized cost basis by origination year, and current year gross writeoffs as of December 31, 2024 and 2023:

December 31, 2024
(In thousands)	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total Loans
Commercial and Industrial - Other:
Internal risk grade:
Pass	$164,809	$114,591	$60,984	$54,087	$19,311	$144,785	$256,621	$35,968	$851,156
Special Mention	334	288	174	808	144	375	157	0	2,280
Substandard	425	0	41	43	4	608	1,011	0	2,132
Total Commercial and Industrial - Other	$165,568	$114,879	$61,199	$54,938	$19,459	$145,768	$257,789	$35,968	$855,568
Current-period gross writeoffs	$0	$15	$30	$44	$21	$432	$0	$0	$542
Commercial and Industrial - Agriculture:
Pass	$15,686	$23,823	$9,893	$2,233	$1,660	$11,304	$42,438	$2,895	$109,932
Special Mention	0	0	0	34	0	0	0	0	34
Substandard	0	0	0	0	41	0	0	0	41
Total Commercial and Industrial - Agriculture	$15,686	$23,823	$9,893	$2,267	$1,701	$11,304	$42,438	$2,895	$110,007
Current-period gross writeoffs	$0	$0	$0	$0	$0	$0	$0	$0	$0
Commercial Real Estate
Pass	$331,943	$242,564	$324,510	$355,090	$277,220	$1,088,575	$50,632	$16,958	$2,687,492
Special Mention	0	0	1,499	599	15,205	12,637	4,452	0	34,392
Substandard	731	973	1,474	2,561	1,840	45,856	985	0	54,420
Total Commercial Real Estate	$332,674	$243,537	$327,483	358,250	294,265	1,147,068	$56,069	$16,958	$2,776,304
Current-period gross writeoffs	$0	$0	$0	$0	$0	$0	$0	$0	$0
Commercial Real Estate - Agriculture:
Pass	$23,754	$11,594	$37,398	$21,510	$19,853	$96,967	$4,169	$1,950	$217,195
Special Mention	0	0	0	0	0	217	0	0	217
Substandard	0	0	0	0	0	170	0	0	170
Total Commercial Real Estate - Agriculture	$23,754	$11,594	$37,398	$21,510	$19,853	$97,354	$4,169	$1,950	$217,582
Current-period gross writeoffs	$0	$0	$0	$0	$0	$0	$0	$0	$0
Commercial Real Estate - Construction
Pass	$13,160	$744	$682	$5,003	$1,986	$802	$293,479	$52,675	$368,531
Special Mention	0	0	0	0	0	0	0	0	0
Substandard	0	0	0	0	0	0	17,400	0	17,400
Total Commercial Real Estate - Construction	$13,160	$744	$682	$5,003	$1,986	$802	$310,879	$52,675	$385,931
Current-period gross writeoffs	$0	$0	$0	$0	$0	$0	$0	$0	$0

(In thousands)	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total Loans
Residential - Home Equity
Performing	$15,181	$3,106	$2,383	$1,053	$784	$12,993	$163,202	$2,603	$201,305
Nonperforming	0	0	0	0	0	594	2,295	0	2,889
Total Residential - Home Equity	$15,181	$3,106	$2,383	$1,053	$784	$13,587	$165,497	$2,603	$204,194
Current-period gross writeoffs	$0	$0	$0	$0	$0	$0	$0	$0	$0
Residential - Mortgages
Performing	$106,698	$130,463	$172,310	$239,307	$204,310	$500,169	$0	$0	$1,353,257
Nonperforming	0	707	612	737	948	10,385	0	0	13,389
Total Residential - Mortgages	$106,698	$131,170	$172,922	$240,044	$205,258	$510,554	$0	$0	$1,366,646
Current-period gross writeoffs	$0	$0	$0	$0	$0	$0	$0	$0	$0
Consumer - Direct
Performing	$40,812	$18,082	$10,022	$9,109	$3,953	$11,485	$2,575	$0	$96,038
Nonperforming	0	4	24	8	4	77	8	0	125
Total Consumer - Direct	$40,812	$18,086	$10,046	$9,117	$3,957	$11,562	$2,583	$0	$96,163
Current-period gross writeoffs	$2,272	$15	$11	$32	$10	$229	$0	$0	$2,569
Consumer - Indirect
Performing	$0	$0	$0	$52	$23	$141	$0	$0	$216
Nonperforming	0	0	0	0	0	13	0	0	13
Total Consumer - Indirect	$0	$0	$0	$52	$23	$154	$0	$0	$229
Current-period gross writeoffs	$0	$0	$0	$0	$0	$29	$0	$0	$29

December 31, 2023
(In thousands)	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total Loans
Commercial and Industrial - Other:
Pass	$130,993	$92,335	$68,294	$28,377	$33,618	$141,758	$212,349	$5,063	$712,787
Special Mention	915	196	222	242	79	1,287	682	0	3,623
Substandard	0	46	78	329	18	2,833	2,580	0	5,884
Total Commercial and Industrial - Other	$131,908	$92,577	$68,594	$28,948	$33,715	$145,878	$215,611	$5,063	$722,294
Current-period gross writeoffs	$6	$0	$0	$0	$0	$29	$0	$0	$35
Commercial and Industrial - Agriculture:
Pass	$24,924	$11,935	$3,341	$3,114	$3,268	$16,759	$36,728	$1,030	$101,099
Special Mention	0	0	47	0	0	0	0	0	47
Substandard	0	0	0	56	0	8	1	0	65
Total Commercial and Industrial - Agriculture	$24,924	$11,935	$3,388	$3,170	$3,268	$16,767	$36,729	$1,030	$101,211
Current-period gross writeoffs	$0	$0	$0	$0	$0	$0	$0	$0	$0
Commercial Real Estate
Pass	$246,016	$317,583	$365,975	$292,960	$272,722	$921,201	$34,346	$24,949	$2,475,752
Special Mention	0	632	0	17,133	11,422	16,100	0	0	45,287
Substandard	0	15,300	2,128	0	2,059	45,709	1,356	0	66,552
Total Commercial Real Estate	$246,016	$333,515	$368,103	$310,093	$286,203	$983,010	$35,702	$24,949	$2,587,591
Current-period gross writeoffs	$0	$0	$0	$0	$0	$0	$0	$0	$0
Commercial Real Estate - Agriculture:
Pass	$14,668	$37,256	$22,813	$21,001	$23,794	$93,890	$257	$6,364	$220,043
Special Mention	0	0	0	0	378	1,033	0	0	1,411
Substandard	0	0	0	0	170	46	0	0	216
Total Commercial Real Estate - Agriculture	$14,668	$37,256	$22,813	$21,001	$24,342	$94,969	$257	$6,364	$221,670
Current-period gross writeoffs	$0	$0	$0	$0	$0	$0	$0	$0	$0
Commercial Real Estate - Construction
Pass	$9,265	$2,793	$8,068	$2,501	$357	$596	$274,224	$5,602	$303,406
Special Mention	0	0	0	0	0	0	0	0	0
Substandard	0	0	0	0	0	0	0	0	0
Total Commercial Real Estate - Construction	$9,265	$2,793	$8,068	$2,501	$357	$596	$274,224	$5,602	$303,406
Current-period gross writeoffs	$0	$0	$0	$0	$0	$0	$0	$0	$0

(In thousands)	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total Loans
Residential - Home Equity
Performing	$2,378	$2,237	$890	$529	$832	$8,178	$164,205	$5,837	$185,086
Nonperforming	0	0	0	0	0	337	2,893	0	3,230
Total Residential - Home Equity	$2,378	$2,237	$890	$529	$832	$8,515	$167,098	$5,837	$188,316
Current-period gross writeoffs	$0	$0	$0	$0	$0	$20	$0	$0	$20
Residential - Mortgages
Performing	$131,004	$186,401	$256,127	$221,945	$109,594	$456,167	$0	$0	$1,361,238
Nonperforming	0	393	329	986	883	9,446	0	0	12,037
Total Residential - Mortgages	$131,004	$186,794	$256,456	$222,931	$110,477	$465,613	$0	$0	$1,373,275
Current-period gross writeoffs	$0	$0	$0	$0	$0	$0	$0	$0	$0
Consumer - Direct
Performing	$50,295	$13,327	$11,316	$5,157	$4,037	$9,857	$2,723	$0	$96,712
Nonperforming	2	0	0	0	70	157	1	0	230
Total Consumer - Direct	$50,297	$13,327	$11,316	$5,157	$4,107	$10,014	$2,724	$0	$96,942
Current-period gross writeoffs	$801	$29	$16	$21	$83	$28	$0	$0	$978
Consumer - Indirect
Performing	$0	$0	$97	$68	$402	$234	$0	$0	$801
Nonperforming	0	0	0	0	30	10	0	0	40
Total Consumer - Indirect	$0	$0	$97	$68	$432	$244	$0	$0	$841
Current-period gross writeoffs	$0	$0	$0	$0	$53	$14	$0	$0	$67

Note 5 Goodwill and Other Intangible Assets

(In thousands)	Banking	Insurance	Wealth Management	Total
Balance at January 1, 2023	$64,524	$19,867	$8,211	$92,602
Adjustment to goodwill	0	0	0	0
Balance at December 31, 2023	64,524	19,867	8,211	92,602
Adjustment to goodwill	0	0	0	0
Balance at December 31, 2024	$64,524	$19,867	$8,211	$92,602

Goodwill is assigned to reporting units. The Company reviews its goodwill and intangible assets annually, or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. Based on the Company’s review as of December 31, 2024, there was no impairment of its goodwill or intangible assets.

Other Intangible Assets

The following table provides information regarding the Company's amortizing intangible assets:

December 31, 2024	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
(In thousands)
Amortized intangible assets:
Core deposit intangible	$18,774	$18,774	$0
Customer relationships	9,048	8,237	811
Other intangibles	7,220	5,828	1,392
Total intangible assets	$35,042	$32,839	$2,203

December 31, 2023	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
(In thousands)
Amortized intangible assets:
Core deposit intangible	$18,774	$18,774	$0
Customer relationships	9,048	7,948	1,100
Other intangibles	6,921	5,694	1,227
Total intangible assets	$34,743	$32,416	$2,327

Amortization expense related to intangible assets totaled $332,000 in 2024, $334,000 in 2023 and $873,000 in 2022. The estimated aggregate future amortization expense for intangible assets remaining as of December 31, 2024 is as follows:

Estimated amortization expense:[1]
(In thousands)
For the year ended December 31, 2025	$335
For the year ended December 31, 2026	297
For the year ended December 31, 2027	248
For the year ended December 31, 2028	66
For the year ended December 31, 2029	38
 1Excludes the amortization of mortgage servicing rights. Amortization of mortgage servicing rights was $91,000 in 2024, $81,000 in 2023 and $128,000 in 2022.

Note 6 Premises and Equipment

Premises and equipment at December 31 were as follows:

(In thousands)	2024	2023
Land	$8,062	$8,063
Premises and equipment	104,847	104,366
Furniture, fixtures, and equipment	91,146	90,168
Accumulated depreciation and amortization	(127,428)	(122,910)
Total	$76,627	$79,687
Depreciation and amortization expenses in 2024, 2023, and 2022 are included in operating expenses as follows:

(In thousands)	2024	2023	2022
Premises	$2,713	$2,844	$2,500
Furniture, fixtures, and equipment	4,756	5,246	5,138
Total	$7,469	$8,090	$7,638

The Company leases land, buildings and equipment under operating lease arrangements. Total gross rental expense amounted to $4.1 million in 2024, $4.7 million in 2023, and $4.6 million in 2022. Most leases include options to renew for periods ranging from 5 to 20 years.

Lease components

Right-of-use lease assets totaled $26.9 million and $27.7 million at December 31, 2024 and 2023, respectively and are reported in accrued interest and other assets in the accompanying consolidated statements of condition. The related lease liabilities totaled $28.5 million and $29.1 million at December 31, 2024 and 2023, respectively, and are reported in other liabilities in the accompanying consolidated statements of condition. Lease payments under operating leases that were applied to our operating lease liability totaled $2.9 million during 2024 and $3.8 million during 2023. Included in the 2023 lease payment figures above were 2 lease termination payments totaling $579,000 which were applied to the lease liability.

The components of operating lease expense, primarily included in “Net occupancy expense of premises,” in 2024, 2023, and 2022 were as follows:

(In thousands)	2024	2023	2022
Operating lease cost	$4,083	$4,741	$4,654
Variable lease cost	687	681	695
Short-term lease cost	9	2	2
Sublease income	0	0	(11)
Total lease cost	$4,779	$5,424	$5,340

At December 31, 2024, we did not have any material finance lease assets or liabilities.

Other information related to operating leases for 2024 and 2023 was as follows:

(In thousands)	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$3,863	$4,688
Weighted-average remaining lease term on operating leases	11.35	11.64
Weighted-average discount rates on operating leases	3.67%	3.47%
Right-of-use assets obtained in exchange for lease liabilities	2,341	1,655

The following table reconciles future undiscounted lease payments due under non-cancelable operating leases (those amounts subject to recognition) to the aggregate operating lessee lease liability as of December 31, 2024:

(In thousands)
2025	$3,588
2026	3,546
2027	3,241
2028	2,992
2029	2,924
2030 and subsequent years	18,944
Total lease payments	35,235
Less: Interest	6,701
Present value of lease liabilities	$28,534

Note 7 Deposits

Aggregate time deposits of $250,000 or more were $465.8 million at December 31, 2024, and $389.8 million at December 31, 2023. Scheduled maturities of time deposits at December 31, 2024, were as follows:

(In thousands)	Less than $250,000	$250,000 and over	Total
Maturity
Three months or less	$223,429	$193,827	$417,256
Over three through six months	205,872	124,145	330,017
Over six through twelve months	76,394	56,769	133,163
Total due in 2024	$505,695	$374,741	$880,436
2026	49,741	38,194	87,935
2027	36,336	48,814	85,150
2028	8,125	3,017	11,142
2029	1,766	1,001	2,767
Thereafter	945	0	945
Total	$602,608	$465,767	$1,068,375

Note 8 Federal Funds Purchased and Securities Sold Under Agreements to Repurchase

Information regarding securities sold under agreements to repurchase and Federal funds purchased is detailed in the following tables for the years ended December 31:

Securities Sold Under Agreements to Repurchase
(In thousands)	2024	2023	2022
Total outstanding at December 31	$37,036	$50,996	$56,278

Maximum month-end balance	67,506	71,031	67,810
Average balance during the year	42,739	55,773	57,126
Weighted average rate at December 31	0.10%	0.11%	0.10%
Average interest rate paid during the year	0.11%	0.10%	0.10%
Federal Funds Purchased
Average balance during the year	$13	$0	$0
Weighted average rate at December 31	N/A	N/A	N/A
Average interest rate paid during the year	5.99%	0.00%	0.00%

Securities sold under agreements to repurchase ("repurchase agreements") are secured borrowings that typically mature within thirty to ninety days, although the Company has, at times, entered into repurchase agreements with the Federal Home Loan Bank ("FHLB") with longer maturities. The Company uses both retail and wholesale repurchase agreements. Retail repurchase agreements are arrangements with local customers of the Company, in which the Company agrees to sell securities to the customer with an agreement to repurchase those securities at a specified later date. Retail repurchase agreements totaled $37.0 million at December 31, 2024. The Company had no outstanding wholesale repurchase agreements at December 31, 2024.

Securities sold under agreements to repurchase are stated at the amount of cash received in connection with the transaction. The Company may be required to provide additional collateral based on the fair value of the underlying securities.

Federal funds purchased are short-term borrowings that typically mature within one to 90 days.

Note 9 Other Borrowings

The following table summarizes the Company’s borrowings as of December 31:

(In thousands)	2024	2023
Overnight FHLB advances	$247,000	$477,100
Term FHLB advances	543,247	125,000
Total other borrowings	$790,247	$602,100

The Company, through its subsidiary bank, had available line-of-credit agreements with correspondent banks permitting borrowings to a maximum of approximately $139.0 million at December 31, 2024, and $99.0 million at December 31, 2023. There were no outstanding advances against those lines at December 31, 2024 or December 31, 2023.

Through its subsidiary bank, the Company has a borrowing relationship with the FHLB, which provides secured borrowing capacity, subject to available collateral. As a member of the FHLB, the Company can use certain unencumbered mortgage-related assets and securities to secure borrowings from the FHLB. Established borrowing capacity with the FHLB was $1.5 billion and $1.6 billion at December 31, 2024 and December 31, 2023, respectively. The unused borrowing capacity on established lines with the FHLB was $502.8 million and $642.2 million at December 31, 2024 and December 31, 2023, respectively.

At December 31, 2024, there were $247.0 million in overnight advances and $543.2 million in term advances with the FHLB, with a weighted average rate of 4.52%, compared to $477.1 million in overnight advances and $125.0 million in term advances with a weighted average rate of 5.15%, at December 31, 2023. At December 31, 2024, the term advances with the FHLB includes $398.2 million which matures within one year and $145.0 million which matures in over one year. Maturities of advances due in over one year include $70.0 million in 2026, $50.0 million in 2027 and $25.0 million in 2028.

In addition to amounts presented above, availability of $200 million and $316 million, at December 31, 2024 and 2023, respectively, was utilized to collateralize municipal deposits through several standby letters of credit with the Federal Home Loan Bank.

The Company had no callable FHLB borrowings at December 31, 2024.

The Company has a $25.0 million line of credit with a bank. As of December 31, 2024 and December 31, 2023, there was no outstanding balance on the line. The line matures in June 2025.

Note 10 Employee Benefit Plans

The Company maintains a noncontributory defined-benefit plan (the "DB Pension Plan") and a 401(k) plan (the "Retirement Savings Plan"). The Company makes both matching contributions and discretionary contributions under the Retirement Savings Plan, which covers substantially all employees of the Company.

The DB Pension Plan was closed to new employees at year-end 2009 and was frozen on July 31, 2015. The benefits under the DB Pension Plan are based on years of service, age and percentages of the employees' average final compensation. The Retirement Savings Plan offers the participant a wide range of investment alternatives from which to choose. Assets of the Company's DB Pension Plan are invested in mutual funds and cash equivalents.

The Retirement Savings Plan covers substantially all employees of the Company who have reached the age of 21. The Company makes matching contributions to an account set up in the participant's name. Employees may contribute a percentage of their eligible compensation with a Company match of such contributions up to a maximum match of 2%. The Company also provided an additional employer contribution of 2% of the employee's base pay. The Company’s expense associated with these contributions was $3.4 million in 2024, $3.2 million in 2023, and $3.1 million in 2022. In addition, discretionary contributions are made once per year and equals a percentage of pay and varies based on the participant's age, service, and tenure with the Company. Expenses related to the discretionary contributions totaled $3.9 million in 2024, $4.2 million in 2023, and $4.1 million in 2022.

The Company has an Employee Stock Ownership Plan ("ESOP") covering substantially all employees of the Company that have at least one year of service. The ESOP allows for Company contributions in the form of common stock of the Company. Annually, the Tompkins Board of Directors determines a profit-sharing payout to its employees in accordance with a performance-based formula. A percentage of the approved amount is paid in Company common stock into the ESOP. Contributions are limited to a maximum amount as stipulated in the ESOP. The remaining percentage is either paid out in cash, contributed to a health savings account, or deferred into the Retirement Savings Plan at the direction of the employee. Compensation expense related to the profit-sharing payout totaled $3.8 million in 2024, $1.4 million in 2023, and $5.3 million in 2022.

The Company maintains supplemental employee retirement plans ("SERPs") for certain executives. In 2016, certain SERPs were amended and restated to reflect changes resulting from the freezing of the DB Pension Plan, and the Company entered into additional SERP agreements with certain executives. In 2019, the SERP for the Company's CEO was amended to expand the definition of "Earnings" under the SERP to better align the scope of compensation included in our CEO's retirement benefits with chief executive compensation in a manner that is more consistent with market practice. All benefits provided under the SERPs are unfunded and the Company makes payments to plan participants.

The Company also maintains a post-retirement welfare benefit plan that provides health and death benefits for certain team members. Under this plan, as amended in 2005, the Company contributes toward post-retirement healthcare benefits for employees who commenced employment prior to January 1, 2005. Retirees and employees who were eligible to retire when the health benefit was amended were unaffected. Generally, all other employees were eligible for Health Reimbursement Accounts ("HRA") with an initial balance equal to the amount of the Company’s estimated then current liability. Contributions to the plan are limited to an annual contribution of 4% of the total HRA balance. Employees, upon retirement, will be able to utilize their HRA for qualified health costs and deductibles. In 2019, the death benefit was discontinued for new entrants, and only employees who had attained age 50 as of February 1, 2020 are eligible to earn this benefit.

The Company engages independent, external actuaries to compute the amounts of liabilities and expenses relating to all of its employee benefits plans, subject to the assumptions that the Company selects. The benefit obligation for these plans represents the liability of the Company for current and former employees, and is affected primarily by the following: service cost (benefits attributed to employee service during the period); interest cost (interest on the liability due to the passage of time); actuarial gains/losses (experience during the year different from that assumed and changes in plan assumptions); and benefits paid to participants.

GAAP requires an employer to recognize in its statements of condition as an asset or liability the overfunded or underfunded status of a defined benefit postretirement plan, measured as the difference between the fair value of plan assets and the benefit obligation. For a pension plan, the benefit obligation is the projected benefit obligation; for any other postretirement benefit plan, such as a retiree health care plan, the benefit obligation is the accumulated postretirement benefit obligation. The following table sets forth the changes in the projected benefit obligation for the DB Pension Plan and SERPs and the accumulated post-retirement benefit obligation for the Life and Healthcare Plan, the respective plan assets, and the plans’ funded status and amounts recognized in the Company’s Consolidated Statements of Condition at December 31, 2024 and 2023 (the measurement dates of the plans).

	DB Pension Plan		Life and Healthcare Plan		SERP Plan
(In thousands)	2024	2023	2024	2023	2024	2023
Change in benefit obligation:
Benefit obligation at beginning of year	$70,718	$70,521	$7,603	$7,603	$24,961	$24,991
Service cost	0	0	25	33	59	43
Interest cost	3,188	3,275	342	354	1,130	1,148
Plan participants’ contributions	0	0	87	92	0	0
Actuarial loss (gain)	(4,288)	1,242	(815)	(153)	(2,259)	(315)
Benefits paid	(4,352)	(4,320)	(337)	(326)	(1,019)	(906)
Benefit obligation at end of year	$65,266	$70,718	$6,905	$7,603	$22,872	$24,961
Change in plan assets:
Fair value of plan assets at beginning of year	$84,644	$78,885	$0	$0	$0	$0
Actual return on plan assets	8,025	10,079	0	0	0	0
Plan participants’ contributions	0	0	87	92	0	0
Employer contributions	0	0	250	234	1,019	906
Benefits paid	(4,353)	(4,320)	(337)	(326)	(1,019)	(906)
Fair value of plan assets at end of year	$88,316	$84,644	$0	$0	$0	$0
Funded (unfunded) status	$23,050	$13,926	$(6,905)	$(7,603)	$(22,872)	$(24,961)

The benefit obligation for the DB Pension Plan at December 31, 2024 and 2023, was $65.3 million and $70.7 million, respectively. The accumulated benefit obligation for the Life and Healthcare Plan at December 31, 2024 was $6.9 million compared to $7.6 million at December 31, 2023. The accumulated benefit obligation for the SERPs at December 31, 2024 was $20.0 million and was $21.1 million at December 31, 2023. The funded status of the DB Pension Plan was recognized in accrued interest and other assets, and the unfunded status of the Life and Healthcare Plan and the SERPs was recognized in other liabilities in the Consolidated Statements of Condition at December 31, 2024 in the amounts of $23.1 million, $(6.9) million, and $(22.9) million, respectively. The funded status of the DB Pension Plan was recognized in accrued interest and other assets, and the unfunded status of the Life and Healthcare Plan and the SERPs was recognized in other liabilities in the Consolidated Statements of Condition at December 31, 2023, in the amounts of $13.9 million, $(7.6) million, and $(25.0) million, respectively.

The actuarial (gain) loss shown above totaling a gain of $7.4 million in 2024 and a loss of $774,000 in 2023 were mainly the result of changes in the discount rates used to measure the benefit obligation of all plans at year end compared to those used at the prior year-end. The specific discount rates for each plan at December 31, 2024 and December 31, 2023 are provided below.

Net periodic benefit cost and other comprehensive income (loss) includes the following components:

(In thousands)	DB Pension Plan			Life and Healthcare Plan			SERP Plan
Components of net periodic benefit cost	2024	2023	2022	2024	2023	2022	2024	2023	2022
Service cost	$0	$0	$0	$25	$33	$174	$59	$43	$78
Interest cost	3,188	3,275	1,985	342	354	223	1,130	1,148	814
Expected return on plan assets	(5,147)	(4,789)	(5,885)	0	0	0	0	0	0
Amortization of prior service (credit) cost	0	0	0	(42)	(61)	(61)	226	278	277
Recognized net actuarial loss (gain)	0	1,156	1,217	0	(40)	196	0	0	847
Net periodic benefit (credit) cost	$(1,959)	$(358)	$(2,683)	$325	$286	$532	$1,415	$1,469	$2,016

Service cost is included in salaries and wages in the Consolidated Statements of Income. The other components of net periodic benefit costs are included in other operating expense in the Consolidated Statements of Income.

Other changes in plan assets and benefit obligations recognized in other comprehensive income (loss):

(In thousands)	DB Pension Plan			Life and Healthcare Plan			SERP Plan
	2024	2023	2022	2024	2023	2022	2024	2023	2022
Net actuarial gain	$(7,166)	$(4,048)	$(1,080)	$(815)	$(153)	$(2,598)	$(2,259)	$(315)	$(9,083)
Recognized actuarial (loss) gain	(976)	(1,156)	(1,217)	61	40	(196)	0	0	(847)
Recognized prior service cost (credit)	0	0	0	43	61	61	(226)	(278)	(277)
Recognized in other comprehensive loss	$(8,142)	$(5,204)	$(2,297)	$(711)	$(52)	$(2,733)	$(2,485)	$(593)	$(10,207)
Total recognized in net periodic benefit cost and other comprehensive income (loss)	$(10,101)	$(5,562)	$(4,980)	$(386)	$234	$(2,201)	$(1,070)	$876	$(8,191)

Pre-tax amounts recognized as a component of accumulated other comprehensive income (loss) as of year-end that have not been recognized as a component of the Company’s combined net periodic benefit cost of the Company’s DB Pension Plan, Life and Healthcare Plan and SERPs are presented in the following table:

(In thousands)	DB Pension Plan			Life and Healthcare Plan			SERP Plan
	2024	2023	2022	2024	2023	2022	2024	2023	2022
Net actuarial loss (gain)	$25,123	$33,265	$38,468	$(1,775)	$(1,022)	$(909)	$(1,972)	$287	$603
Prior service cost (credit)	0	0	0	(62)	(104)	(165)	1,085	1,311	1,588
Total	$25,123	$33,265	$38,468	$(1,837)	$(1,126)	$(1,074)	$(887)	$1,598	$2,191

Weighted-average assumptions used in accounting for the plans were as follows:

(In thousands)	DB Pension Plan			Life and Healthcare Plan			SERP Plan
	2024	2023	2022	2024	2023	2022	2024	2023	2022
Discount Rates
Benefit Cost for Plan Year	4.75%	4.95%	2.63%	4.79%	4.98%	2.69%	4.78%	4.98%	2.71%
Benefit Obligation at End of Plan Year	5.42%	4.75%	4.95%	5.46%	4.79%	4.98%	5.46%	4.78%	4.98%
Expected long-term return on plan assets	6.25%	6.25%	6.25%	N/A	N/A	N/A	N/A	N/A	N/A
Rate of compensation increase
Benefit Cost for Plan Year	N/A	N/A	N/A	4.00%	4.00%	4.00%	5.00%	5.00%	5.00%
Benefit Obligation at End of Plan Year	N/A	N/A	N/A	4.00%	4.00%	4.00%	5.00%	5.00%	5.00%

To develop the expected long-term rate of return on assets assumption for the DB Pension Plan, the Company considered the historical returns and the future expectations for returns for each asset class, as well as target asset allocations of the pension portfolio. Based on this analysis, the Company selected 6.25% as the long-term rate of return on assets assumption.

The discount rates used to determine the Company’s DB Pension Plan and other post-retirement benefit obligations as of December 31, 2024, and December 31, 2023, were determined by matching estimated benefit cash flows to a yield curve derived from Citigroup’s regular bond yield at December 31, 2024 and December 31, 2023.

Based on the Company’s anticipation of future experience under the DB Pension Plan, the mortality tables used to determine future benefit obligations under the plan were updated as of December 31, 2021 to the PRI-2012 Mortality Tables with Mortality Improvement Scale MP 2021. The Company updated this assumption based on the newest improvement table released by The Society of Actuaries as of December 31, 2024. The appropriateness of the assumptions is reviewed annually.

Cash Flows

Plan assets are amounts that have been segregated and restricted to provide benefits, and include amounts contributed by the Company and amounts earned from investing contributions, less benefits paid. The Company funds the cost of the SERPs and the Life and Healthcare Plan benefits on a pay-as-you-go basis.

The benefits as of December 31, 2024, expected to be paid in each of the next five fiscal years, and in the aggregate for the five fiscal years thereafter were as follows:

(In thousands)	DB Pension Plan	Life and Healthcare Plan	SERP Plan
2025	$4,446	$486	$958
2026	4,620	487	948
2027	4,772	500	925
2028	4,744	493	900
2029	4,865	478	1,069
2029-2033	24,569	2,256	9,706
Total	$48,016	$4,700	$14,506

Plan Assets

The DB Pension Plan’s weighted-average asset allocations at December 31, 2024 and 2023, respectively, by asset category are as follows:

	2024	2023
Equity securities	60%	61%
Debt securities	39%	38%
Other	1%	1%
Total Allocation	100%	100%

It is the policy of the Trustees of the Plan to invest the Pension Trust Fund (the "Fund") for total return. The Trustees seek the maximum return consistent with the interests of the participants and beneficiaries and prudent investment management. The management of the Fund’s assets is in compliance with the guidelines established in the Company’s Pension Plan and Trust Investment Policy, which is reviewed and approved annually by the Tompkins Board of Directors, and the Retirement Plan Management Committee.

The intention is for the Fund to be prudently diversified. The Fund’s investments will be invested among the fixed income, equity and cash equivalent sectors. The Retirement Plan Management Committee will designate minimum and maximum positions in any of the sectors. In no case shall more than 10% of the Fund assets consist of qualified securities or real estate of the Company. Unless otherwise approved by the Trustees of the Plan, the following investments are prohibited:

•Restricted stock, private placements, short positions, calls, puts, or margin transactions;
•Commodities, oil and gas properties, real estate properties, or
•Any investment that would constitute a prohibited transaction as described in the Employee Retirement Income Security Act of 1974 ("ERISA"), section 407, 29 U.S.C. 1106.

In general, the investment in debt securities is limited to readily marketable debt securities having a Standard & Poor’s rating of "A" or Moody’s rating of "A", securities of, or guaranteed by the United States Government or its agencies, or obligations of banks or their holding companies that are rated in the three highest ratings assigned by Fitch Investor Service, Inc. In addition, investments in equity securities must be listed on the NYSE or traded on the national Over-the-Counter market or listed on the NASDAQ. Cash equivalents generally may be United States Treasury obligations, commercial paper having a Standard & Poor’s rating of "A-1" or Moody’s National Credit Officer rating of "P-1"or higher.

The major categories of assets in the Company’s DB Pension Plan as of year-end are presented in the following table. Assets are segregated by the level of valuation inputs within the fair value hierarchy established by ASC Topic 820 utilized to measure fair value (see "Note 18 - Fair Value Measurements").

Fair Value Measurements
December 31, 2024
(In thousands)	Fair Value 2024	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$966	$966	$0	$0
Common stocks	34,249	34,249	0	0
Mutual funds	53,101	53,101	0	0
Total Fair Value of Plan Assets	$88,316	$88,316	$0	$0

Fair Value Measurements
December 31, 2023
(In thousands)	Fair Value 2023	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$1,023	$1,023	$0	$0
Common stocks	25,975	25,975	0	0
Mutual funds	57,646	57,646	0	0
Total Fair Value of Plan Assets	$84,644	$84,644	$0	$0

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

Life insurance benefits are provided to certain officers of the Company. In connection with these policies, the Company reflected life insurance assets on its Consolidated Statements of Condition of $76.4 million at December 31, 2024, and $67.9 million at December 31, 2023. The insurance is carried at its cash surrender value on the Consolidated Statements of Condition. The Company purchased $6.3 million of insurance in 2024. In the fourth quarter of 2023, the Company surrendered certain separate account BOLI policies. Increases in the cash surrender value of the insurance are reflected as noninterest income, net of any related mortality expense.

The Company provides split dollar life insurance benefits to certain employees. The plan is unfunded and the estimated liability of the plan is recorded in other liabilities in the Consolidated Statements of Condition at $1.7 million as of December 31, 2024 and $1.5 million as of December 31, 2023. Compensation expense related to the split dollar life insurance was approximately $177,000 in 2024 and $3,000 in 2023.

Note 11 Stock Plans and Stock-Based Compensation

In 2019, the 2009 Tompkins Financial Corporation Equity Plan ("2009 Equity Plan") expired and was replaced by the new Tompkins Financial Corporation 2019 Equity Plan ("2019 Equity Plan"). Under the 2019 Equity Plan, the Company may grant stock options, stock appreciation rights ("SARs"), shares of restricted stock, restricted units and performance share awards covering up to 2,275,000 shares of the Company's common stock to certain officers and employees. Restricted stock awards and restricted units and performance share awards will reduce the shares available for grant under the 2019 Equity Plan by 4.25 shares for each share subject to an award, resulting in a total number of full-value share awards that may be issued under the 2019 Equity Plan to 535,294.

Stock options and SARs are granted at an exercise price equal to the stock’s fair value at the date of grant, may not have a term in excess of ten years, and have vesting periods of five and seven years from the grant date. Options and SARs with an expiration date in 2026 have a five-year vesting schedule with zero percent vesting in year one and 25% vesting in years two through five. All other options and SARs have a seven-year vesting schedule with zero percent vesting in year one, 17% vesting in years two through six and 15% vesting in year seven. Restricted stock awards and restricted stock units that were granted in the periods covering 2019 through 2024 have a five-year vesting schedule with zero percent vesting in year one and 25% vesting in years two through five. For performance share awards, there is a 3-year performance period in the fiscal years immediately following the grant date, at which time the performance goal is measured. If the goal is achieved, the value of the award either vests and is immediately payable, or is subject to additional time-based vesting, depending on the terms of the particular executive’s award agreement.

The Company granted 84,019 equity awards to its employees in 2024, consisting of 57,060 shares of restricted stock, 19,929 performance stock units and 7,030 restricted stock units. The Company granted 120,116 equity awards to its employees in 2023, consisting of 79,140 shares of restricted stock, 28,346 performance share units and 12,630 restricted stock units.

The following table presents the activity related to stock options and SARs under the Company's 2009 Equity Plan and 2019 Equity Plan for the year ended December 31, 2024:

	Number of Shares/Rights	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2024	48,882	$59.13
Granted	0	0.00
Exercised	(18,325)	50.21
Forfeited	(10,536)	60.60
Outstanding at December 31, 2024	20,021	$66.51	1.23	$131,642
Exercisable at December 31, 2024	20,021	$66.51	1.23	$131,642

Total stock-based compensation expense for stock options and SARs was $0 in 2024, $0 in 2023, and $33,000 in 2022. As of December 31, 2024, unrecognized compensation cost related to unvested stock options and SARs totaled $0. Net cash proceeds, tax benefits and intrinsic value related to total stock options, SARs, and restricted stock exercised is as follows:

(In thousands)	2024	2023	2022
Proceeds from stock option exercises	$(115)	$(124)	$(538)
Tax benefits related to stock option exercises	(134)	(229)	196
Intrinsic value of stock option exercises	132	270	1,075

The Company uses the Black-Scholes option-valuation model to determine the fair value of incentive stock options and SARs at the date of grant. The valuation model estimates fair value based on the assumptions for the risk-free rate, expected dividend yield, volatility and expected life. The risk-free rate is the interest rate available on zero-coupon U.S. Treasury instruments with a remaining term equal to the expected term of the share option at the time of grant. The expected dividend yield is based on the dividend trends and the market price of the Company’s stock price at grant. Volatility is largely based on historical volatility of the Company’s stock price. The expected term is based upon historical experience of employee exercises and terminations as the vesting term of the grants. The fair values of the grants are expensed over the vesting periods. There were no incentive stock options or SARs granted in 2024, 2023 or 2022.

December 31, 2024
Options and SARs Outstanding			Options and SARs Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$50.01-76.90	19,799	1.22	$66.29	19,799	$66.29
$76.91-86.18	222	1.89	$86.18	222	$86.18
	20,021	1.23	$66.51	20,021	$66.51

The following table presents activity related to restricted stock awards and restricted stock units for the year ended December 31, 2024:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at January 1, 2024	269,913	$63.22
Granted	84,019	72.29
Vested	(53,779)	76.59
Forfeited	(18,556)	66.78
Unvested at December 31, 2024	281,597	$62.33

The Company granted 57,060 restricted stock awards, 7,030 restricted stock units, and 19,929 performance units in 2024, each at an average grant date fair value of $72.29. The Company granted 79,140 restricted stock awards, 12,630 restricted stock units, and 28,346 performance units in 2023, each at an average grant date fair value of $51.02. The Company granted 50,155 restricted stock awards, 8,215 restricted stock units, 16,284 performance units and 2,615 performance share awards in 2022 at an average grant date fair value of $81.48. The grant date fair values were the closing prices of the Company’s common stock on the grant dates. The Company recognized stock-based compensation related to restricted stock awards, restricted stock units, and performance share awards of $4.6 million in 2024, $4.4 million in 2023, and $4.8 million in 2022. Unrecognized compensation costs related to restricted stock and performance awards totaled $10.0 million, and restricted stock units totaled $1.3 million at December 31, 2024 and will be recognized over 3.5 years and 3.8 years, respectively on a weighted average basis.

Note 12 Other Noninterest Income and Expense

Other income and operating expense totals are presented in the table below. Components of these totals exceeding 1%, and other significant items, of the aggregate of total interest income and other income for any of the years presented below are stated separately.

	Year ended December 31,
(In thousands)	2024	2023	2022
NONINTEREST INCOME
Other service charges	$2,753	$2,625	$2,703
Increase in cash surrender value of corporate owned life insurance	2,768	1,727	1,162
Net gain on sale of loans	1,001	96	155
Other miscellaneous income	3,539	2,063	1,905
Total other noninterest income	$10,061	$6,511	$5,925
NONINTEREST EXPENSES
Marketing expense	$4,075	$5,264	$5,708
Professional fees	6,514	7,535	6,931
Technology expense	14,686	15,939	15,167
Cardholder expense	4,053	4,238	4,560
FDIC insurance	5,696	4,298	2,798
Legal expense	1,185	1,709	1,414
Other miscellaneous expenses	14,990	17,331	13,919
Total other noninterest expenses	$51,199	$56,314	$50,497

Note 13 Revenue Recognition

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

Mutual Fund & Investment Income
Mutual fund and investment income consists of other recurring revenue streams such as commissions from sales of mutual funds and other investments, and investment advisory fees from the Company’s Strategic Asset Management Services wealth management product. Commissions from the sale of mutual funds and other investments are recognized on the trade date, which is when the Company has satisfied its performance obligation. The Company also receives periodic service fees (i.e., trailers) from mutual fund companies typically based on a percentage of net asset value, recorded over time, usually monthly or quarterly, as net asset value is determined. Investment advisor fees from the wealth management product are earned over time and based on an annual percentage rate of the net asset value. The investment advisor fees are charged to the customer’s account in advance on the first month of the quarter, and the revenue is recognized over the following three-month period. The Company does engage a third party, LPL Financial, LLC (LPL), to satisfy part of this performance obligation, and therefore this income is reported net of any corresponding expenses paid to LPL.

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

The following presents noninterest income, segregated by revenue streams in-scope and out-of-scope of ASC 606, for the years ended December 31, 2024, 2023, and 2022:

	Year ended December 31,
(In thousands)	2024	2023	2022
Noninterest Income
In-scope of Topic 606:
Insurance Revenues	$39,100	$37,351	$36,201
Investment Service Income	19,589	17,951	18,091
Service Charges on Deposit Accounts	7,288	6,913	7,365
Card Services Income	12,057	11,488	11,024
Other	1,296	1,324	1,291
Noninterest Income (in-scope of ASC 606)	79,330	75,027	73,972
Noninterest Income (out-of-scope of ASC 606)	8,797	(64,786)	4,000
Total Noninterest Income	$88,127	$10,241	$77,972

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

Note 14 Income Taxes

The income tax expense (benefit) attributable to income from operations is summarized as follows:

(In thousands)	Current	Deferred	Total
2024
Federal	$20,248	$(3,313)	$16,935
State	4,837	231	5,068
Total	$25,085	$(3,082)	$22,003
2023
Federal	$2,583	$381	$2,964
State	346	(815)	(469)
Total	$2,929	$(434)	$2,495
2022
Federal	$19,238	$994	$20,232
State	4,409	(84)	4,325
Total	$23,647	$910	$24,557

The primary reasons for the differences between income tax expense and the amount computed by applying the statutory federal income tax rate to earnings are as follows:

	2024	2023	2022
Statutory federal income tax rate	21.0%	21.0%	21.0%
State income taxes, net of federal benefit	4.5%	(3.1)%	3.1%
Tax exempt income	(1.3)%	(9.4)%	(1.1)%
Excess benefits from equity-based compensation	(0.1)%	1.1%	(0.3)%
Bank-owned life insurance income	(0.6)%	(3.0)%	(0.2)%
Surrender of Bank-owned life insurance	0.0%	13.6%	0.0%
Federal tax credit	(0.2)%	(0.8)%	0.0%
Non-Deductible Meals & Entertainment	0.1%	1.3%	0.0%
Section 162(m) Limitation	0.1%	1.1%	0.2%
Deductible ESOP Dividends under 404(k)	(0.3)%	(2.5)%	(0.3)%
All other	0.5%	1.5%	0.0%
Total	23.7%	20.8%	22.4%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities as of December 31 were as follows:

(In thousands)	2024	2023
Deferred tax assets:
Allowance for credit losses	$14,733	$13,731
Lease liability	7,119	7,267
Interest income on nonperforming loans	870	992
Compensation and benefits	12,936	12,414
Purchase accounting adjustments	323	424
Liabilities held at fair value	78	54
Deferred loan fees and costs	1,290	1,111
Net operating loss carryforwards	0	491
Other	753	744
Total	$38,102	$37,228
Deferred tax liabilities:
Prepaid pension	12,019	11,813
Right of use asset	6,763	6,955
Depreciation	3,068	3,505
Intangibles	1,675	1,600
Leases	2,199	2,688
Taxable bank-owned life insurance policies	0	1,834
Contingent Commissions	871	778
Other	1,336	855
Total deferred tax liabilities	$27,931	$30,028
Net deferred tax asset at year-end	10,171	7,200
Net deferred tax asset at beginning of year	7,200	6,766
Increase in net deferred tax asset	2,971	434
Investments in tax credit structures accounting standard adoption recorded through equity	111	0
Deferred tax benefit	$(3,082)	$(434)

Net operating loss carryforwards for New York and New York City purposes of $8.5 million and 344,000 were generated in 2023. These net operating losses were fully utilized in 2024.

The above analysis does not include recorded deferred tax assets (liabilities) of $33.9 million and $32.7 million as of December 31, 2024 and 2023, respectively, related to net unrealized holdings losses/(gains) in the available-for-sale debt securities portfolio. In addition, the analysis excludes recorded deferred tax assets of $5.6 million and $8.4 million, as of December 31, 2024 and 2023, respectively, related to employee benefit plans.

Realization of deferred tax assets is dependent upon the generation of future taxable income or the existence of sufficient taxable income. A valuation allowance is provided when it is more likely than not that some portion of the deferred tax assets will not be realized. In assessing the need for a valuation allowance, management considers the scheduled reversal of the deferred tax liabilities, the level of historical taxable income, and the projected future taxable income over the periods in which the temporary differences comprising the deferred tax assets will be deductible. Based on its assessment, management determined that no valuation allowance was necessary at December 31, 2024 and 2023.

At December 31, 2024, December 31, 2022 and December 31, 2021, the Company had an insignificant amount of ASC 740-10 unrecognized tax benefits. The Company does not expect the total amount of unrecognized tax benefits to significantly increase within the next twelve months. The Company recognizes interest and penalties on unrecognized tax benefits in income tax expense in its Consolidated Statements of Income.

The Company is subject to U.S. federal income tax and income tax in New York and various state jurisdictions. All tax years ending after December 31, 2020 are open to examination by the taxing authorities.

Note 15 Other Comprehensive Income (Loss)

The tax effect allocated to each component of other comprehensive income (loss) were as follows:

December 31, 2024	Before-Tax Amount	Tax (Expense) Benefit	Net of Tax
(In thousands)
Available-for-sale debt securities:
Change in net unrealized gain (loss) during the period	$(3,709)	$1,588	$(2,121)
Reclassification adjustment for net realized gains on sale of available-for-sale debt securities included in net income	(50)	12	(38)
Net unrealized losses	(3,759)	1,600	(2,159)

Employee benefit plans:
Net retirement plan gain (losses)	10,240	(2,408)	7,832
Amortization of net retirement plan actuarial loss	915	(215)	700
Amortization of net retirement plan prior service cost	182	(42)	140
Employee benefit plans	11,337	(2,665)	8,672
Other comprehensive income (loss)	$7,578	$(1,065)	$6,513

December 31, 2023	Before-Tax Amount	Tax (Expense) Benefit	Net of Tax
(In thousands)
Available-for-sale debt securities:
Change in net unrealized gain (loss) during the period	$35,008	$(8,578)	$26,430
Reclassification adjustment for net realized loss on sale of available-for-sale debt securities included in net income (loss)	69,984	(17,146)	52,838
Net unrealized gains/losses	104,992	(25,724)	79,268

Employee benefit plans:
Net retirement plan gain (loss)	4,516	(1,106)	3,410
Amortization of net retirement plan actuarial loss	1,116	(273)	843
Amortization of net retirement plan prior service cost	217	(54)	163
Employee benefit plans	5,849	(1,433)	4,416
Other comprehensive income (loss)	$110,841	$(27,157)	$83,684

December 31, 2022	Before-Tax Amount	Tax (Expense) Benefit	Net of Tax
(In thousands)
Available-for-sale debt securities:
Change in net unrealized (loss) gain during the period	$(229,463)	$56,223	$(173,240)
Reclassification adjustment for net realized gain on sale of available-for-sale debt securities included in net income	11,916	(2,919)	8,997
Net unrealized losses	(217,547)	53,304	(164,243)

Employee benefit plans:
Net retirement plan gain (loss)	12,761	(3,127)	9,634
Amortization of net retirement plan actuarial loss	2,260	(554)	1,706
Amortization of net retirement plan prior service cost	216	(52)	164
Employee benefit plans	15,237	(3,733)	$11,504
Other comprehensive (loss) income	$(202,310)	$49,571	$(152,739)

The following table presents the activity in our accumulated other comprehensive (loss) income for the periods indicated:

(In thousands)	Available-for- Sale Debt Securities	Employee Benefit Plans	Accumulated Other Comprehensive (Loss) Income
Balance at January 1, 2022	$(14,560)	$(41,390)	$(55,950)
Other comprehensive (loss) income	(164,243)	11,504	(152,739)
Balance at December 31, 2022	$(178,803)	$(29,886)	$(208,689)

Balance at January 1, 2023	(178,803)	(29,886)	(208,689)
Other comprehensive income (loss)	79,268	4,416	83,684
Balance at December 31, 2023	$(99,535)	$(25,470)	$(125,005)

Balance at January 1, 2024	(99,535)	(25,470)	(125,005)
Other comprehensive (loss) income	(2,159)	8,672	6,513
Balance at December 31, 2024	$(101,694)	$(16,798)	$(118,492)

December 31, 2024
Details about Accumulated other Comprehensive Income (Loss) Components (In thousands)	Amount Reclassified from Accumulated Other Comprehensive (Loss)[1]	Affected Line Item in the Statement Where Net Income is Presented
Available-for-sale debt securities:
Unrealized gains and losses on available-for-sale debt securities	$50	Net gain (loss) on securities transactions
	(12)	Income tax expense
	38	Net of tax
Employee benefit plans:
Amortization of the following[2]
Net retirement plan actuarial loss	(915)	Other operating expense
Net retirement plan prior service cost	(182)	Other operating expense
	(1,097)	Total before tax
	257	Income tax expense
	$(840)	Net of tax

December 31, 2023
Details about Accumulated other Comprehensive Income (Loss) Components (In thousands)	Amount Reclassified from Accumulated Other Comprehensive (Loss)[1]	Affected Line Item in the Statement Where Net Income is Presented
Available-for-sale debt securities:
Unrealized gains and losses on available-for-sale debt securities	$(69,984)	Net gain (loss) on securities transactions
	17,146	Tax expense
	(52,838)	Net of tax
Employee benefit plans:
Amortization of the following[2]
Net retirement plan actuarial loss	(1,116)	Other operating expense
Net retirement plan prior service cost	(217)	Other operating expense
	(1,333)	Total before tax
	327	Tax benefit
	$(1,006)	Net of tax
1 Amounts in parentheses indicate debits in income statement.
2 The accumulated other comprehensive income (loss) components are included in the computation of net periodic benefit cost (See "Note 10 - Employee Benefit Plans").

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

The Company’s maximum potential obligations to extend credit for loan commitments (unfunded loans, unused lines of credit, and standby letters of credit) outstanding on December 31 were as follows:

(In thousands)	2024	2023
Loan commitments	$152,255	$109,342
Standby letters of credit	38,525	39,089
Undisbursed portion of lines of credit	1,134,554	1,020,558
Total	$1,325,334	$1,168,989

Commitments to extend credit (including lines of credit) are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Standby letters of credit are conditional commitments to guarantee the performance of a customer to a third party. The Company extends standby letters of credit to its customers in the normal course of business. The standby letters of credit are generally short-term. As of December 31, 2024, the Company’s maximum potential obligation under standby letters of credit was $38.5 million. Management uses the same credit policies in making commitments to extend credit and standby letters of credit as are used for on-balance-sheet lending decisions. Based upon management’s evaluation of the counterparty, the Company may require collateral to support commitments to extend credit and standby letters of credit. The credit risk amounts are equal to the contractual amounts, assuming the amounts are fully advanced and collateral or other security is of no value. The Company does not anticipate losses as a result of these transactions. These commitments also have off-balance-sheet interest-rate risk, in that the interest rate at which these commitments were made may not be at market rates on the date the commitments are fulfilled. Since some commitments and standby letters of credit are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash flow requirements.

The Company may also have rate lock agreements associated with mortgage loans to be sold in the secondary market (certain of which relate to loan applications for which no formal commitment has been made). The amount of rate lock agreements at December 31, 2024 was immaterial. In order to limit the interest rate risk associated with rate lock agreements, as well as the interest rate risk associated with mortgages held for sale, if any, the Company enters into agreements to sell loans in the secondary market to unrelated investors on a loan-by-loan basis. At December 31, 2024, the Company had approximately $4,730,000 of commitments to sell mortgages to unrelated investors on a loan-by-loan basis.

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

Note 17 Earnings Per Share

Calculation of basic earnings per share (Basic EPS) and diluted earnings per share (Diluted EPS) is shown below.

	Year ended December 31,
(In thousands, except share and per share data)	2024	2023	2022
Basic
Net income available to common shareholders	$70,850	$9,505	$85,030
Less: income attributable to unvested stock-based compensation awards	0	(42)	(250)
Net earnings allocated to common shareholders	70,850	9,463	84,780
Weighted average shares outstanding, including unvested stock-based compensation awards	14,404,233	14,442,077	14,532,448
Less: unvested stock-based compensation awards	(186,127)	(187,416)	(204,168)
Weighted average shares outstanding - Basic	14,218,106	14,254,661	14,328,280

Diluted
Net earnings allocated to common shareholders	$70,850	$9,463	$84,780
Weighted average shares outstanding - Basic	14,218,106	14,254,661	14,328,280
Plus: incremental shares from assumed conversion of stock-based compensation awards	50,337	46,560	76,014
Weighted average shares outstanding - Diluted	14,268,443	14,301,221	14,404,294

Basic EPS	$4.98	$0.66	$5.92
Diluted EPS	$4.97	$0.66	$5.89

Stock-based compensation awards representing 8,476, 39,266, and 1,554 common shares for 2024, 2023, and 2022, respectively, were not included in the computations of diluted earnings per common share because the effect on those periods would have been antidilutive.

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

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of December 31, 2024 and 2023 segregated by the level of valuation inputs within the fair value hierarchy used to measure fair value:

Recurring Fair Value Measurements
December 31, 2024

(In thousands)		(Level 1)	(Level 2)	(Level 3)
Assets
Available-for-sale debt securities
U.S. Treasuries	$71,497	$0	$71,497	$0
Obligations of U.S. Government sponsored entities	380,280	0	380,280	0
Obligations of U.S. states and political subdivisions	77,694	0	77,694	0
Mortgage-backed securities – residential, issued by:
U.S. Government agencies	63,254	0	63,254	0
U.S. Government sponsored entities	636,360	0	636,360	0
U.S. corporate debt securities	2,447	0	2,447	0
Total Available-for-sale debt securities	$1,231,532	$0	$1,231,532	$0
Equity securities, at fair value	768	0	0	768
Derivatives designated as hedging instruments	864	0	864	0
Derivatives not designated as hedging instruments	1,831	0	1,831	0
Liabilities
Derivatives not designated as hedging instruments	$2,073	$0	$2,073	$0

The change in the fair value of the $768,000 of equity securities valued using significant unobservable inputs (level 3), between January 1, 2024 and December 31, 2024 was immaterial.

Recurring Fair Value Measurements
December 31, 2023

(In thousands)		(Level 1)	(Level 2)	(Level 3)
Assets
Available-for-sale debt securities
U.S. Treasuries	$109,904	$0	$109,904	$0
Obligations of U.S. Government sponsored entities	456,458	0	456,458	0
Obligations of U.S. states and political subdivisions	81,924	0	81,924	0
Mortgage-backed securities – residential, issued by:			0
U.S. Government agencies	45,240	0	45,240	0
U.S. Government sponsored entities	720,830	0	720,830	0
U.S. corporate debt securities	2,294	0	2,294	0
Total Available-for-sale debt securities	$1,416,650	$0	$1,416,650	$0
Equity securities, at fair value	787	0	0	787
Derivatives designated as hedging instruments	1,503	0	1,503	0
Derivatives not designated as hedging instruments	1,610	0	1,610	0
Liabilities
Derivatives not designated as hedging instruments	$1,826	$0	$1,826	$0

Securities: Fair values for U.S. Treasury securities are based on quoted market prices. Fair values for obligations of U.S. government sponsored entities, mortgage-backed securities-residential, obligations of U.S. states and political subdivisions, and U.S. corporate debt securities are based on quoted market prices, where available, as provided by third party pricing vendors. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments in active markets and/or based upon matrix pricing methodology, which uses comprehensive interest rate tables to determine market price, movement and yield relationships. These securities are reviewed periodically to determine if there are any events or changes in circumstances that would adversely affect their value.

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

Certain assets are measured at fair value on a nonrecurring basis, that is, they are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances. For the Company, these include loans held for sale, collateral dependent individually evaluated loans, other real estate owned, goodwill and other intangible assets. During 2024, certain collateral dependent individually evaluated loans and other real estate owned at December 31, 2024, were adjusted down to fair value. Collateral values are estimated using Level 3 inputs based upon observable market data. Real estate values are generally valued using independent appraisals or other indications of value based on recent comparable sales of similar properties or assumptions generally available in the market.

(In thousands)		Fair value measurements at reporting date using:			Gain (losses) from fair value changes
	As of	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs	Year ended
Assets:	12/31/2024	(Level 1)	(Level 2)	(Level 3)	12/31/2024
Individually evaluated loans	$7,471	$0	$0	$7,471	$249
Other real estate owned	14,314	0	0	14,314	43

(In thousands)		Fair value measurements at reporting date using:			Gain (losses) from fair value changes
	As of	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs	Year ended
Assets:	12/31/2023	(Level 1)	(Level 2)	(Level 3)	12/31/2023
Individually evaluated loans	$40,681	$0	$0	$40,681	$826
Other real estate owned	131	0	0	131	23

The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments at December 31, 2024 and 2023. The carrying amounts shown in the table are included in the Consolidated Statements of Condition under the indicated captions. The fair value estimates, methods and assumptions set forth below for the Company’s financial instruments, including those financial instruments carried at cost, are made solely to comply with disclosures required by GAAP and does not always incorporate the exit-price concept of fair value prescribed by ASC Topic 820-10 and should be read in conjunction with the financial statements and notes included in this Report.

Estimated Fair Value of Financial Instruments
December 31, 2024
(In thousands)	Carrying Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets:
Cash and cash equivalents	$134,398	$134,398	$134,398	$0	$0
Securities - held-to-maturity	312,462	267,295	0	267,295	0
FHLB stock and other stock	42,255	42,255	0	42,255	0
Accrued interest receivable	28,823	28,823	0	28,823	0
Loans/leases, net[1]	5,963,426	5,584,661	0	0	5,584,661

Financial Liabilities:
Time deposits	$1,068,375	$1,064,548	$0	$1,064,548	$0
Other deposits	5,403,430	5,403,430	0	5,403,430	0
Fed funds purchased and securities sold
under agreements to repurchase	37,036	37,036	0	37,036	0
Other borrowings	790,247	789,915	0	789,915	0
Trust preferred debentures	0	0	0	0	0
Accrued interest payable	4,854	4,854	0	4,854	0
 1 Lease receivables, although excluded from the scope of ASC Topic 825, are included in the estimated fair value amounts at their carrying value.

Estimated Fair Value of Financial Instruments
December 31, 2023
(In thousands)	Carrying Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets:
Cash and cash equivalents	$79,542	$79,542	$79,542	$0	$0
Securities - held-to-maturity	312,401	267,455	0	267,455	0
FHLB stock and other stock	33,719	33,719	0	33,719	0
Accrued interest receivable	26,107	26,107	0	26,107	0
Loans/leases, net[1]	5,554,351	5,126,679	0	0	5,126,679

Financial Liabilities:
Time deposits	$998,013	$990,933	$0	$990,933	$0
Other deposits	5,401,834	5,401,834	0	5,401,834	0
Fed funds purchased and securities sold
under agreements to repurchase	50,996	50,996	0	50,996	0
Other borrowings	602,100	600,814	0	600,814	0
Accrued interest payable	3,474	3,474	0	3,474	0
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

Loans and Leases: Fair value for loans is calculated using an exit price notion. The Company's valuation methodology takes into account factors such as estimated cash flows, including contractual cash flow and assumptions for prepayments; liquidity risk; and credit risk. The fair values of residential loans were estimated using discounted cash flow analyses, based upon available market benchmarks for rates and prepayment assumptions. The fair values of commercial and consumer loans were estimated using discounted cash flow analyses, based upon interest rates currently offered for loans and leases with similar terms and credit quality. The fair values of loans held for sale were determined based upon contractual prices for loans with similar characteristics.

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

Note 19 Regulations and Supervision

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

As of December 31, 2024, the most recent notifications from Federal bank regulatory agencies categorized the Company's subsidiary bank as "well capitalized" under the regulatory framework for PCA. To be categorized as well capitalized, the Company and its subsidiary bank must maintain total risk-based, Tier 1 risk-based, common equity Tier 1 capital and Tier 1 leverage ratios as set forth in the table below. There are no conditions or events since that notification that management believes have changed the capital category of the Company or its subsidiary bank.

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

The following table presents actual and required capital ratios as of December 31, 2024 and December 31, 2023 for Tompkins and its banking subsidiary. The minimum capital amounts required under Basel III include the capital conservation buffer of 2.5%, which must be added to each of the minimum required risk-based capital ratios (Total capital to risk-weighted assets, Common equity Tier 1 capital to risk-weighted assets and Tier 1 capital to risk weighted assets). Capital levels required to be considered well capitalized are based upon prompt corrective action regulations, as amended to reflect the changes under the Basel III Capital Rules.

Actual capital amounts and ratios of the Company and its subsidiary bank are as follows:

	Actual	Minimum Capital Required- Basel III Fully-Phased-In	Required to be Considered Well Capitalized
(dollar amounts in thousands)	Amount/Ratio	Amount/Ratio	Amount/Ratio
December 31, 2024
Total Capital (to risk-weighted assets)
The Company (consolidated)	$796,226 /13.1%	$639,844/>10.5%	$609,375/>10.0%
Tompkins Community Bank	$754,991/12.4%	$638,719/>10.5%	$608,304/>10.0%
Common Equity Tier 1 Capital (to risk-weighted assets)
The Company (consolidated)	$738,266/12.1%	$426,563/>7.0%	$396,094/>6.5%
Tompkins Community Bank	$697,031/11.5%	$425,813/>7.0%	$395,398/>6.5%
Tier 1 Capital (to risk-weighted assets)
The Company (consolidated)	$738,266/12.1%	$517,969/>8.5%	$487,500/>8.0%
Tompkins Community Bank	$697,031/11.5%	$517,058/>8.5%	$486,643/>8.0%
Tier 1 Capital (to average assets)
The Company (consolidated)	$738,266/9.3%	$318,498/>4.0%	$398,123/>5.0%
Tompkins Community Bank	$697,031/8.8%	$317,914/>4.0%	$397,393/>5.0%
December 31, 2023
Total Capital (to risk-weighted assets)
The Company (consolidated)	$754,792 /13.4%	$593,213/>10.5%	$564,965/>10.0%
Tompkins Community Bank	$721,297/12.8%	$591,445/>10.5%	$563,281/>10.0%
Common Equity Tier 1 Capital (to risk-weighted assets)
The Company (consolidated)	$699,525/12.4%	$395,476/>7.0%	$367,227/>6.5%
Tompkins Community Bank	$666,030/11.8%	$394,297/>7.0%	$366,133/>6.5%
Tier 1 Capital (to risk-weighted assets)
The Company (consolidated)	$699,525/12.4%	$480,220/>8.5%	$451,972/>8.0%
Tompkins Community Bank	$666,030/11.8%	$478,789/>8.5%	$450,625/>8.0%
Tier 1 Capital (to average assets)
The Company (consolidated)	$699,525/9.1%	$308,269/>4.0%	$385,337/>5.0%
Tompkins Community Bank	$666,030/8.7%	$307,956/>4.0%	$384,945/>5.0%

Note 20 Condensed Parent Company Only Financial Statements

Condensed financial statements for Tompkins (the Parent Company) are presented below.

Condensed Statements of Condition	As of	As of
(In thousands)	12/31/2024	12/31/2023
Assets
Cash	$23,866	$10,710
Investment in subsidiaries	689,485	650,595
Other	1,272	8,455
Total Assets	$714,623	$669,760
Liabilities and Shareholders’ Equity
Other liabilities	1,179	1,238
Tompkins Financial Corporation Shareholders’ Equity	713,444	668,522
Total Liabilities and Shareholders’ Equity	$714,623	$669,760

Condensed Statements of Income	Year ended December 31,
(In thousands)	2024	2023	2022
Dividends received from subsidiaries	$51,473	$42,634	$62,559
Other income	305	297	147
Total Operating Income	$51,778	$42,931	$62,706
Other expenses	12,929	13,117	11,295
Total Operating Expenses	$12,929	$13,117	$11,295
Income Before Taxes and Equity in Undistributed
Earnings of Subsidiaries	38,849	29,814	51,411
Income tax benefit	3,170	3,223	2,841
Equity in undistributed earnings of subsidiaries	28,831	(23,532)	30,778
Net Income	$70,850	$9,505	$85,030

Condensed Statements of Cash Flows	Year ended December 31,
(In thousands)	2024	2023	2022
Operating activities
Net income	$70,850	$9,505	$85,030
Adjustments to reconcile net income to net cash provided by operating activities
Equity in undistributed earnings of subsidiaries	(28,831)	23,532	(30,778)
Other, net	7,644	(7,350)	3,561
Net Cash Provided by Operating Activities	49,663	25,687	57,813
Investing activities
Repayment of investments in and advances to subsidiaries	0	0	350
Other, net	(271)	1,015	29
Net Cash (Used in) Provided by Investing Activities	(271)	1,015	379
Financing activities
Cash dividends	(35,049)	(34,512)	(33,565)
Repurchase of common shares	0	(8,726)	(15,430)
Net proceeds from restricted stock awards	(1,242)	(1,173)	(1,758)
Shares issued for employee and other stock ownership plans	170	0	2,951
Net proceeds from exercise of stock options	(115)	(124)	(538)
Net Cash Used in Financing Activities	(36,236)	(44,535)	(48,340)
Net increase (decrease) in cash	13,156	(17,833)	9,852
Cash at beginning of year	10,710	28,543	18,691
Cash at End of Year	$23,866	$10,710	$28,543

A Statement of Changes in Shareholders’ Equity has not been presented since it is the same as the Consolidated Statement of Changes in Shareholders’ Equity previously presented for the consolidated Company.

Note 21 Segment and Related Information

The Company adopted ASU No. 2023-07, "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures." effective December 15, 2024. In accordance with Topic 280, the Company manages its operations through three reportable business segments: (i) banking and financial services ("Banking"), (ii) insurance services ("Tompkins Insurance") and (iii) wealth management ("Tompkins Financial Advisors"). The Company’s insurance services and wealth management services are managed separately from the Banking segment.

Banking
Tompkins Community Bank has twelve banking offices located in Ithaca, NY and surrounding communities; fourteen banking offices located in the Genesee Valley region of New York State as well as Monroe County; twelve full-service banking offices located in the counties north of New York City; and sixteen banking offices headquartered and operating in the areas surrounding southeastern Pennsylvania.

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

Chief Operating Decision Maker
Our Chief Executive Officer ("CEO") is our chief operating decision maker. In order to allocate costs, capital and resources to each operating segment, we (i) identify the cost or opportunity value of funds within each business segment, (ii) measure the profitability of a particular business segment by relating appropriate costs to revenues, (iii) evaluate each business segment in a manner consistent with its economic impact on consolidated earnings, and (iv) enhance asset and liability pricing decisions. Our CEO reviews actual net income versus budgeted net income on a monthly basis to assess segment performance and to make decisions about allocating capital and personnel among the segments.

Summarized financial information concerning the Company’s reportable segments and the reconciliation to the Company’s consolidated results is shown in the following table. Investment in subsidiaries is netted out of the presentations below. The "Intercompany" column identifies the intercompany activities of revenues, expenses and other assets between the banking and financial services segments. The Company accounts for intercompany fees and services at an estimated fair value according to regulatory requirements for the services provided. Intercompany items relate primarily to the use of human resources, information systems, accounting and marketing services provided by any of the banks and the holding company. All other accounting policies are the same as those described in "Note 1 - Summary of Significant Accounting Policies" in this Report.

As of and for the year ended December 31, 2024
(In thousands)	Banking	Insurance	Wealth Management	Intercompany	Consolidated
Interest income	$347,574	$5	$0	$(5)	$347,574
Interest expense	136,477	0	0	(5)	136,472
Net interest income	211,097	5	0	0	211,102
Provision for credit loss expense	6,611	0	0	0	6,611
Noninterest income	29,991	39,762	20,488	(2,114)	88,127
Noninterest expense	157,320	28,983	15,453	(2,114)	199,642
Income before income tax expense	77,157	10,784	5,035	0	92,976
Income tax expense	17,807	2,943	1,253	0	22,003
Net Income attributable to noncontrolling interests and Tompkins Financial Corporation	59,350	7,841	3,782	0	70,973
Less: Net income attributable to noncontrolling interests	123	0	0	0	123
Net Income attributable to Tompkins Financial Corporation	$59,227	$7,841	$3,782	$0	$70,850

Depreciation and amortization	$9,816	$159	$168	$0	$10,143
Assets	8,048,149	47,059	29,367	(15,495)	8,109,080
Goodwill	64,524	19,867	8,211	0	92,602
Other intangibles, net	1,166	1,015	22	0	2,203
Net loans and leases	5,963,426	0	0	0	5,963,426
Deposits	6,495,526	0	0	(23,721)	6,471,805
Total equity	637,414	38,534	37,496	0	713,444

As of and for the year ended December 31, 2023
(In thousands)	Banking	Insurance	Wealth Management	Intercompany	Consolidated
Interest income	$297,358	$5	$0	$(5)	$297,358
Interest expense	87,849	0	0	(5)	87,844
Net interest income	209,509	5	0	0	209,514
Provision for credit loss expense	4,339	0	0	0	4,339
Noninterest income	(43,667)	37,868	18,262	(2,222)	10,241
Noninterest expense	162,312	28,770	14,432	(2,222)	203,292
(Loss) Income before income tax expense	(809)	9,103	3,830	0	12,124
Income tax (benefit) expense	(1,007)	2,548	954	0	2,495
Net Income attributable to noncontrolling interests and Tompkins Financial Corporation	198	6,555	2,876	0	9,629
Less: Net income attributable to noncontrolling interests	124	0	0	0	124
Net Income attributable to Tompkins Financial Corporation	$74	$6,555	$2,876	$0	$9,505

Depreciation and amortization	$11,047	$176	$176	$0	$11,399
Assets	7,760,160	44,143	29,089	(13,643)	7,819,749
Goodwill	64,524	19,867	8,211	0	92,602
Other intangibles, net	956	1,336	35	0	2,327
Net loans and leases	5,554,351	0	0	0	5,554,351
Deposits	6,419,872	0	0	(20,025)	6,399,847
Total equity	601,598	36,176	32,160	0	669,934

As of and for the year ended December 31, 2022
(In thousands)	Banking	Insurance	Wealth Management	Intercompany	Consolidated
Interest income	$251,324	$5	$0	$(5)	$251,324
Interest expense	21,048	0	0	(5)	21,043
Net interest income	230,276	5	0	0	230,281
Provision for credit loss expense	2,789	0	0	0	2,789
Noninterest income	25,394	36,721	18,129	(2,272)	77,972
Noninterest expense	156,186	27,678	14,159	(2,272)	195,751
Income before income tax expense	96,695	9,048	3,970	0	109,713
Income tax expense	21,085	2,504	968	0	24,557
Net Income attributable to noncontrolling interests and Tompkins Financial Corporation	75,610	6,544	3,002	0	85,156
Less: Net income attributable to noncontrolling interests	126	0	0	0	126
Net Income attributable to Tompkins Financial Corporation	$75,484	$6,544	$3,002	$0	$85,030

Depreciation and amortization	$10,366	$175	$143	$0	$10,684
Assets	7,610,701	45,090	28,977	(14,082)	7,670,686
Goodwill	64,524	19,867	8,211	0	92,602
Other intangibles, net	1,004	1,655	49	0	2,708
Net loans and leases	5,222,977	0	0	0	5,222,977
Deposits	6,614,659	0	1,079	(13,443)	6,602,295
Total equity	559,123	35,155	23,112	0	617,390

Note 22 Derivatives and Hedging Activities

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

Derivatives Designated as Hedging Instruments

Fair Value Hedges of Interest Rate Risk
The Company is exposed to changes in the fair value of certain of its fixed-rate assets due to changes in benchmark interest rates. The Company uses interest rate swaps to manage its exposure to changes in fair value on these instruments attributable to changes in the designated benchmark interest rate. Interest rate swaps designated as fair value hedges involve the payment of fixed-rate amounts to a counterparty in exchange for the Company receiving variable-rate payments over the life of the agreements without the exchange of the underlying notional amount. As of December 31, 2024, the Company had interest rate swaps with a total notional amount of $150.0 million hedging fixed-rate residential mortgage loans.

For derivatives designated and that qualify as fair value hedges, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in interest income.

As of December 31, 2024 and December 31, 2023, the following amounts were recorded on the Consolidated Statements of Condition related to cumulative basis adjustment for fair value hedges.

Line Item in the Statement of Financial Position in Which the Hedged Item is Included	Carrying Amount of the Hedged Assets/(Liabilities)	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets/(Liabilities)	Carrying Amount of the Hedged Assets/(Liabilities)	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets/(Liabilities)
	December 31, 2024	December 31, 2024	December 31, 2023	December 31, 2023
Fixed Rate Loans[1]	$149,175	$(825)	$148,633	$(1,367)
Total	$149,175	$(825)	$148,633	$(1,367)
[1] These amounts include the amortized cost basis of closed portfolios of fixed rate loans used to designate hedging relationships in which the hedged item is the stated amount of assets in the closed portfolio anticipated to be outstanding for the designated hedged period. At December 31, 2024 and December 31, 2023, the amortized cost basis of the closed portfolios used in these hedging relationships was $711.0 million and $763.4 million respectively; the cumulative basis adjustments associated with these hedging relationships was $825,000 and $1.4 million, respectively; and the amount of the designated hedged items was $150.0 million for both periods.

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

Tabular Disclosure of Fair Values of Derivative Instruments on the Consolidated Statements of Condition

The tables below present the fair value of the Company’s derivative financial instruments as well as their classification on the consolidated statements of condition as of December 31, 2024 and December 31, 2023. Amounts below are presented on a net basis in accordance with applicable accounting guidance.

Derivative Assets
	December 31, 2024
(In thousands)	Notional Amount	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Interest Rate Products	$150,000	Other Assets	$864
Total derivatives designated as hedging instruments			$864

Derivatives not designated as hedging instruments
Interest Rate Products	$175,865	Other Assets	$1,831
Total derivatives not designated as hedging instruments			$1,831

Derivative Assets
	December 31, 2023
(In thousands)	Notional Amount	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Interest Rate Products	$150,000	Other Assets	$1,503
Total derivatives designated as hedging instruments			$1,503

Derivatives not designated as hedging instruments
Interest Rate Products	$34,930	Other Assets	$1,610
Total derivatives not designated as hedging instruments			$1,610

Derivative Liabilities
	December 31, 2024
(In thousands)	Notional Amount	Balance Sheet Location	Fair Value
Derivatives not designated as hedging instruments
Interest Rate Products	$178,646	Other Liabilities	$1,990
Risk Participation Agreement	44,387	Other Liabilities	83
Total derivatives not designated as hedging instruments			$2,073

Derivative Liabilities
	December 31, 2023
(In thousands)	Notional Amount	Balance Sheet Location	Fair Value
Derivatives not designated as hedging instruments
Interest Rate Products	$34,930	Other Liabilities	$1,778
Risk Participation Agreement	7,542	Other Liabilities	48
Total derivatives not designated as hedging instruments			$1,826

Tabular Disclosure of the Effect of Fair Value and Cash Flow Hedge Accounting on the Consolidated Statements of Income

The table below presents the effect of the Company’s derivative financial instruments on the consolidated statements of income for the years ended December 31, 2024, 2023, and 2022:

The Effect of Fair Value and Cash Flow Hedge Accounting on the Consolidated Statements of Income
	Location of Gain or (Loss) Recognized in Income on Derivative
	2024	2023	2022
(In thousands)	Interest Income
Total amounts of income and expense line items presented in the statement of financial performance in which the effects of fair value or cash flow hedges are recorded	$2,423	$1,650	$0
The effects of fair value and cash flow hedging:
Gain or (loss) on fair value hedging relationships in Subtopic 815-20
Hedged items	542	(1,367)	0
Derivatives designated as hedging instruments	1,882	3,017	0

Tabular Disclosure of the Effect of Derivatives Not Designated as Hedging Instruments on the Income Statement

The table below presents the effect of the Company’s derivative financial instruments that are not designated as hedging instruments on the consolidated statements of income for the years ended December 31, 2024, 2023, and 2022:

Effect of Derivatives Not Designated as Hedging Instruments on the Consolidated Statements of Income
Derivatives Not Designated as Hedging Instruments under Subtopic 815-20	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
(In thousands)		2024	2023	2022
Interest Rate Products	Other Income	$9	$(168)	$0
Risk Participation Agreement	Other Income	295	114	57
Total		$304	$(54)	$57
Fee Income	Other income / (expense)	$1,476	$539	$0

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

As of December 31, 2024 and December 31, 2023, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $1.3 million and $1.8 million, respectively. As of December 31, 2024 and December 31, 2023, the Company had posted $260,000 and $1.5 million, respectively, in collateral related to these agreements. The interest rate hedge counterparty has posted $890,000 and $1.5 million of collateral in proportion to potential losses in the derivative position at December 31, 2024 and December 31, 2023, respectively.

Unaudited Quarterly Financial Data

The Company has adopted certain provisions within the amendments to Regulation S-K that eliminate tabular presentation of unaudited quarterly financial information. There have been no material retrospective changes to financial statements for any of the quarters within the fiscal years ended December 31, 2024 and December 31, 2023.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, including its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2024. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that as of the end of the period covered by this Report on Form 10-K, the Company’s disclosure controls and procedures were effective.

Management’s Annual Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. As of December 31, 2024, management evaluated the effectiveness of the Company’s internal control over financial reporting based on the framework for effective internal control over financial reporting established in "Internal Control - Integrated Framework (2013)," issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on its evaluation under the COSO framework, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2024. The results of management’s assessment were reviewed with the Company’s Audit and Risk Committee of its Board of Directors. The independent registered public accounting firm that audited the Company’s consolidated financial statements included in this report has issued an attestation report on the Company’s internal control over financial reporting as of December 31, 2024, which is included in Part II, Item 8 of this Report.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2024, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated herein by reference to the material under the captions "Proposal No. 1 – Election of Directors", the discussion of the Company’s code of ethics under "Corporate Governance Matters - Code of Ethics", the discussion of the Audit & Risk Committee under "Matters Relating to the Board of Directors", the discussion of any failures to timely file reports required by Section 16(a) of the Exchange Act under "Delinquent Section 16(a) Reports", and the discussion of the Company's insider trading policy under the heading "Corporate Governance Matters - Insider Trading Policy", all in the Company’s proxy statement relating to its 2025 annual meeting of shareholders (the "Proxy Statement"), which the Company intends to file with the SEC on or about April 1, 2025; and the material captioned "Information About Our Executive Officers" in Part I of this Report on Form 10-K.

Item 11. Executive Compensation

The information called for by this item is incorporated herein by reference to the material under the captions, "Executive Compensation" (excluding the information presented under the subheading “Pay Versus Performance”), "Matters Relating to the Board of Directors - Director Compensation", "Matters Relating to the Board of Directors – Compensation Committee – Compensation Committee Interlocks and Insider Participation", and "Corporate Governance Matters - Risk and Influence on Compensation Programs" in the Proxy Statement.

The material incorporated herein by reference to the material under the caption "Executive Compensation - Compensation Committee Report" in the Proxy Statement is deemed "furnished" within this Report on Form 10-K and shall not be deemed to be "soliciting material" or to be "filed" with the SEC or subject to Regulation 14A, or to the liabilities of Section 18 of the Exchange Act, and shall not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the Company specifically requests that the information be treated as soliciting material or specifically incorporates it by reference into such filing.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information regarding security ownership of management and certain beneficial owners is incorporated by reference to the information under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement.

Information regarding stock-based compensation awards outstanding and available for future grant as of December 31, 2024 is presented in the table below.

Equity Compensation Plan Information
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (excluding Securities in Column (a))
	(a)	(b)	(c)
Equity Compensation Plans Approved by Security Holders	80,044[1]	$66.51	918,783[2]
Equity Compensation Plans Not Approved by Security Holders	0	0.00	0
1 Includes 60,023 Performance Stock Units to be issued in shares of the Company's common stock if certain target metrics are met. No weighted average exercise price is included in Column (b) for these securities.
2 Represents shares that are available for issuance under the 2019 Equity Incentive Plan, which became effective May 7, 2019, as amended effective May 9, 2023.

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

Reports of KPMG LLP, Independent Registered Public Accounting Firm on Consolidated Financial Statements and Internal Control over Financial Reporting
Consolidated Statements of Condition as of December 31, 2024 and 2023
Consolidated Statements of Income for the years ended December 31, 2024, 2023, and 2022
Consolidated Statements of Comprehensive Income for the years ended December 31, 2024, 2023, and 2022
Consolidated Statements of Cash Flows for the years ended December 31, 2024, 2023, and 2022
Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2024, 2023, and 2022
Notes to Consolidated Financial Statements

(a)(2)	List of Financial Statement Schedules

Not Applicable.

(a)(3)	Exhibits

The following exhibits are filed as a part of this report:

Item No.	Description

3.1	Amended and Restated Certificate of Incorporation of the Company, incorporated herein by reference to Exhibit 3(i) to the Company’s Form 10-Q, filed with the SEC on August 11, 2008.

3.2	Second Amended and Restated Bylaws of the Company, incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on January 31, 2011.

4.1	Form of Specimen Common Stock Certificate of the Company, incorporated herein by reference to Exhibit 4 to the Company’s Registration Statement on Form 8-A (No. 0-27514), filed with the SEC on December 29, 1995.

4.2
Description of Securities Registered Under Section 12 of the Securities Exchange Act of 1934, incorporated herein by reference to Exhibit 4.2 to the Company's Annual Report on Form 10-K, filed with the SEC on March 2, 2020.

10.1*
Supplemental Executive Retirement Agreement between James W. Fulmer and Tompkins Trustco, Inc., dated December 28, 2005, incorporated herein by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K, filed with the SEC on March 16, 2006.

10.2*
Amendment to Supplemental Executive Retirement Agreement between James W. Fulmer and the Company (formerly known as Tompkins Trustco, Inc.) dated as of September 2, 2014, incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on November 10, 2014.

10.3*
Amended and Restated Supplemental Executive Retirement Agreement, dated November 9, 2016, between Tompkins Financial Corporation and Stephen S. Romaine, incorporated herein by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q, filed with the SEC on November 9, 2016.

10.4*
Amended and Restated Supplemental Executive Retirement Agreement, dated November 9, 2016, between Tompkins Financial Corporation and Francis M. Fetsko, incorporated herein by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q, filed with the SEC on November 9, 2016.

10.5*
Amended and Restated Supplemental Executive Retirement Agreement, dated November 9, 2016, between Tompkins Financial Corporation and David S. Boyce, incorporated herein by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q, filed with the SEC on November 9, 2016.

10.6*
Form of Officer Group Term Life Replacement Plan (the "Plan") among Tompkins Trust Company and the Participants in the Plan, incorporated herein by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K, filed with the SEC on March 16, 2006.

10.7*
Tompkins Trustco, Inc. Officer Group Term Life Replacement Plan, as amended on June 26, 2006, incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on August 9, 2006.

10.8*
Amended and Restated Retainer Plan for Eligible Directors of Tompkins Financial Corporation and Its Wholly-owned Subsidiaries, incorporated herein by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K, filed with the SEC on March 16, 2009.

10.9*	2009 Equity Plan, incorporated herein by reference to Exhibit 99 to the Company’s Registration Statement on Form S-8 (No. 333-160738), filed with the SEC on July 22, 2009.

10.10*
Amended and Restated Supplemental Executive Retirement Agreement, dated November 9, 2016, between Tompkins Financial Corporation and Gregory J. Hartz, incorporated herein by reference to Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q, filed with the SEC on November 9, 2016.

10.11*
Form of Award Agreement under 2009 Equity Plan (Restricted Stock), incorporated herein by reference to Exhibit 10.11 to the Company's Quarterly Report on Form 10-Q, filed with the SEC on November 9, 2016.

10.12*
Form of Award Agreement under 2009 Equity Plan (Stock-Settled Stock Appreciation Right), incorporated herein by reference to Exhibit 10.12 to the Company's Quarterly Report on Form 10-Q, filed with the SEC on November 9, 2016.

10.13*
Form of Supplemental Executive Retirement Agreement, dated November 9, 2016, between Tompkins Financial Corporation and each of Stephen S. Romaine, David S. Boyce, and Francis M. Fetsko, incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q, filed with the SEC on November 9, 2016.

10.14*
Form of Supplemental Executive Retirement Agreement, dated November 9, 2016, between Tompkins Financial Corporation and each of Alyssa Hochberg Fontaine, Scott L. Gruber, Gregory J. Hartz, Gerald J. Klein, Jr., and John M. McKenna, incorporated herein by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q, filed with the SEC on November 9, 2016.

10.15*
Amended and Restated Supplemental Executive Retirement Agreement, dated November 9, 2016, between Tompkins Financial Corporation and Alyssa Hochberg Fontaine, incorporated herein by reference to Exhibit 10.8 to the Company's Quarterly Report on Form 10-Q, filed with the SEC on November 9, 2016.

10.16*
Amended and Restated Supplemental Executive Retirement Agreement, dated November 9, 2016, between Tompkins Financial Corporation and John M. McKenna, incorporated herein by reference to Exhibit 10.10 to the Company's Quarterly Report on Form 10-Q, filed with the SEC on November 9, 2016.

10.17*
Amendment No. 1 to Amended and Restated Retainer Plan for Eligible Directors of Tompkins Financial Corporation and Its Wholly-owned Subsidiaries, dated January 1, 2018, incorporated herein by reference to Exhibit 10.25 to the Company's Annual Report on Form 10-K, filed with the SEC on March 1, 2018.

10.18*
Amendment No. 1 to the 2009 Equity Plan, incorporated herein by reference to Appendix A to the Company's Proxy Statement for the 2016 Annual Meeting of Shareholders, filed with the SEC on April 1, 2016.

10.19*
Form of Performance Share Award Agreement under Tompkins Financial Corporation 2019 Equity Plan, incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed with the SEC on November 12, 2019.

10.20*
Form of Award Agreement (Time-Based Restricted Stock) under Tompkins Financial Corporation 2019 Equity Plan, incorporated herein by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q, filed with the SEC on November 12, 2019.

10.21*
Amendment No. 1 to Supplemental Executive Retirement Agreement by and between the Company and Stephen S. Romaine, effective November 12, 2019, incorporated herein by reference to Exhibit 10.3 to the Company' s Quarterly Report on Form 10-Q filed with the SEC on November 12, 2019.

10.22*
Amendment to the TFC Officer Group Term Replacement Plan by and between the Company and Stephen S. Romaine, dated as of February 28, 2020, incorporated herein by reference to Exhibit 10.32 to the Company's Annual Report on Form 10-K, filed with the SEC on March 2, 2020.

10.23*
Amendment to the TFC Officer Group Term Replacement Plan by and between the Company and Francis M. Fetsko, dated as of February 28, 2020, incorporated herein by reference to Exhibit 10.32 to the Company's Annual Report on Form 10-K, filed with the SEC on March 2, 2020.

10.24*
Amendment to the TFC Officer Group Term Replacement Plan by and between the Company and David S. Boyce, dated as of February 28, 2020, incorporated herein by reference to Exhibit 10.32 to the Company's Annual Report on Form 10-K, filed with the SEC on March 2, 2020.

10.25*
Second Amended and Restated Retainer Plan for Eligible Directors of Tompkins Financial Corporation and Its Wholly-owned Subsidiaries, incorporated herein by reference to Exhibit 10.30 to the Company's Annual Report on Form 10-K, filed with the SEC on March 1, 2021.

10.26*
Form of Performance Share Award Agreement (PSUs) under Tompkins Financial Corporation 2019 Equity Plan, incorporated by reference to exhibit 10.31 to the Company's Annual Report on Form 10-K, filed with the SEC on March 1, 2023.

10.27*	Tompkins Financial Corporation 2019 Equity Incentive Plan, incorporated herein by reference to Appendix A of the Company’s DEF 14A, filed with the SEC on March 29, 2019.

10.28*	Amendment No. 1 to Tompkins Financial Corporation 2019 Equity Incentive Plan, incorporated herein by reference to Appendix A of the Company's DEF 14A, filed with the SEC on March 30, 2023.

10.29*
Letter Agreement, dated August 4, 2023, between Tompkins Financial Corporation and Francis M. Fetsko, incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q, filed with the SEC on November 8, 2023.

10.30*
Amendment No. 1 to Performance Share Award Agreements, dated August 4, 2023, between Tompkins Financial Corporation and Francis M. Fetsko, incorporated herein by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q, filed with the SEC on November 8, 2023.

10.31*
Amendment to the Officer Group Replacement Plan, dated August 4, 2023, between Tompkins Financial Corporation and Francis M. Fetsko, incorporated herein by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q, filed with the SEC on November 8, 2023.

10.32*
Letter Agreement, dated July 12, 2023, between Tompkins Financial Corporation and Matthew Tomazin, incorporated herein by reference to Exhibit 10.31 to the Company's Annual Report on Form 10-K, filed with the SEC on February 29, 2024.

10.33*
Letter Agreement, dated October 24, 2021, between Tompkins Financial Corporation and Ginger G. Kunkel, incorporated herein by reference to Exhibit 10.32 to the Company's Annual Report on Form 10-K, filed with the SEC on February 29, 2024.

10.34*
Supplemental Executive Retirement Agreement, dated December 27, 2023, between Tompkins Financial Corporation and Ginger G. Kunkel, incorporated herein by reference to Exhibit 10.33 to the Company's Annual Report on Form 10-K, filed with the SEC on February 29, 2024.

10.35*
Form of Performance Share Award Agreement (PSUs) under Tompkins Financial Corporation 2019 Equity Plan, incorporated herein by reference to Exhibit 10.34 to the Company's Annual Report on Form 10-K, filed with the SEC on February 29, 2024.

10.36*	Tompkins Financial Non-Equity Short Term Incentive Plan, incorporated herein by reference to Exhibit 10.35 to the Company's Annual Report on Form 10-K, filed with the SEC on February 29, 2024.

10.37*
Tompkins Financial Corporation Deferred Compensation Plan for Selected Officers, incorporated herein by reference to Exhibit 10.36 to the Company's Annual Report on Form 10-K, filed with the SEC on February 29, 2024.

10.38*
Supplemental Executive Retirement Agreement, dated May 7, 2024, between Tompkins Financial Corporation and David M. Demilia, incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q, filed with the SEC on August 8, 2024.

19	Tompkins Financial Corporation Insider Trading Policy (filed herewith).

21	Subsidiaries of Registrant (filed herewith).

23	Consent of Independent Registered Public Accounting Firm (filed herewith)

24	Power of Attorney, included on signature page of this Report on Form 10-K.

31.1	Certification of the Chief Executive Officer as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of the Chief Financial Officer as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

97
Tompkins Financial Corporation Amended and Restated Clawback Policy, incorporated herein by reference to Exhibit 97 to the Company's Annual Report on Form 10-K, filed with the SEC on February 29, 2024.

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

*Denotes management contract or compensatory plan or arrangement
** Attached as Exhibit 101 to this report are the following formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Condition as of December 31, 2024 and December 31, 2023; (ii) Consolidated Statements of Income as of December 31, 2024; (iii) Consolidated Statements of Comprehensive Income as of December 31, 2024; (iv) Consolidated Statements of Cash Flows as of December 31, 2024; (v) Consolidated Statements of Changes in Shareholders' Equity as of December 31, 2024; and (vi) Notes to Unaudited Condensed Consolidated Financial Statements.

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

Date: February 28, 2025

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

Signature	Date	Capacity	Signature	Date	Capacity
/s/Thomas R. Rochon	2/28/2025	Chairman of the Board	/s/Patricia A. Johnson	2/28/2025	Director
Thomas R. Rochon		Director	Patricia A. Johnson

/s/Stephen S. Romaine	2/28/2025	President and Chief Executive Officer	/s/Angela B. Lee	2/28/2025	Director
Stephen S. Romaine		(Principal Executive Officer)	Angela B. Lee
Director
			/s/John D. McClurg	2/28/2025	Director
/s/Daniel J. Fessenden	2/28/2025	Vice Chairman, Director	John D. McClurg
Daniel J. Fessenden
			/s/Ita M. Rahilly	2/28/2025	Director
/s/Matthew D. Tomazin	2/28/2025	Executive Vice President	Ita M. Rahilly
Matthew D. Tomazin		Chief Financial Officer
		(Principal Financial Officer)	/s/Michael H. Spain	2/28/2025	Director
Michael H. Spain
/s/David K. Kershaw	2/28/2025	Chief Accounting Officer
David K. Kershaw		(Principal Accounting Officer)	/s/Jennifer R. Tegan	2/28/2025	Director
Jennifer R. Tegan
/s/Nancy E. Catarisano	2/28/2025	Director
Nancy E. Catarisano

/s/Janet M. Coletti	2/28/2025	Director
Janet M. Coletti

118 E. Seneca Street, P.O. Box 460, Ithaca, New York 14851
(607) 273-3210

www.tompkinsfinancial.com