Form 10-Q
period 2025-03-31
TOMPKINS FINANCIAL CORP
filed 2025-05-06
CIK 1005817

United States
Securities and Exchange Commission
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

Indicate the number of shares of the Registrant's Common Stock outstanding as of the latest practicable date: 14,434,454 shares as of May 1, 2025.

TOMPKINS FINANCIAL CORPORATION

FORM 10-Q

Glossary of Abbreviations and Acronyms

The acronyms and abbreviations identified below are used throughout this report, including the Notes to Consolidated Financial Statements. You may find it helpful to refer to this page as you read this report. All references in the glossary to laws are to those laws as amended from time to time.

Term	Definition
ACL	Allowance for credit losses
AFS	Available for sale
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
BHC Act	Bank Holding Company Act of 1956
BOLI	Bank owned life insurance
CECL	Current Expected Credit Losses
CRE	Commercial real estate
DIF	Deposit Insurance Fund
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010
ECL	Expected credit losses
ESOP	Employee Stock Ownership Plan
Exchange Act	Securities Exchange Act of 1934
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
FHLB	Federal Home Loan Bank
FHLBNY	Federal Home Loan Bank of New York
FHLMC	Federal Home Loan Mortgage Corporation
FRB	Federal Reserve Board
GAAP	U.S. Generally Accepted Accounting Principles
HTM	Held to maturity
NYSDFS	New York State Department of Financial Services
OREO	Other real estate owned
PCA	Prompt corrective action
PCD	Purchased with credit deterioration
PCI	Purchased credit impaired
ROU	Right-of-use
Sarbanes-Oxley	Sarbanes-Oxley Act of 2002
SBIC	Small business investment companies
SEC	Securities and Exchange Commission
Securities Act	Securities Act of 1933
SERP	Supplemental employee retirement plan
SONYMA	State of New York Mortgage Agency
TDR	Troubled debt restructuring
Tompkins Annual Report	Tompkins Annual Report on Form 10-K for the year ended December 31, 2024
Tompkins Insurance	Tompkins Insurance Agencies, Inc.
Tompkins or the Company	Tompkins Financial Corporation

Item 1. Financial Statements
TOMPKINS FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CONDITION

(In thousands, except share and per share data)	As of	As of
ASSETS	03/31/2025	12/31/2024
	(unaudited)	(audited)
Cash and noninterest bearing balances due from banks	$81,382	$53,635
Interest bearing balances due from banks	111,683	80,763
Cash and Cash Equivalents	193,065	134,398

Available-for-sale debt securities, at fair value (amortized cost of $1,373,444 at March 31, 2025 and $1,367,123 at December 31, 2024)	1,259,342	1,231,532
Held-to-maturity debt securities, at amortized cost (fair value of $274,820 at March 31, 2025 and $267,295 at December 31, 2024)	312,477	312,462
Equity securities, at fair value	783	768
Total loans and leases, net of unearned income and deferred costs and fees	6,066,645	6,019,922
Less: Allowance for credit losses	61,023	56,496
Net Loans and Leases	6,005,622	5,963,426

Federal Home Loan Bank and other stock	29,127	42,255
Bank premises and equipment, net	75,819	76,627
Corporate owned life insurance	77,063	76,448
Goodwill	92,602	92,602
Other intangible assets, net	2,176	2,203
Accrued interest and other assets	151,577	176,359
Total Assets	$8,199,653	$8,109,080
LIABILITIES
Deposits:
Interest bearing:
Checking, savings and money market	3,749,888	3,558,946
Time	1,183,548	1,068,375
Noninterest bearing	1,820,066	1,844,484
Total Deposits	6,753,502	6,471,805

Federal funds purchased and securities sold under agreements to repurchase	122,985	37,036
Other borrowings	493,247	790,247
Other liabilities	88,542	96,548
Total Liabilities	$7,458,276	$7,395,636
EQUITY
Tompkins Financial Corporation shareholders' equity:
Common Stock - par value $0.10 per share: Authorized 25,000,000 shares; Issued: 14,464,974 at March 31, 2025; and 14,468,013 at December 31, 2024	1,447	1,447
Additional paid-in capital	299,013	300,073
Retained earnings	547,887	537,157
Accumulated other comprehensive loss	(102,210)	(118,492)
Treasury stock, at cost – 96,360 shares at March 31, 2025, and 131,497 shares at December 31, 2024	(4,760)	(6,741)
Total Equity	$741,377	$713,444
Total Liabilities and Equity	$8,199,653	$8,109,080

See notes to unaudited consolidated financial statements.

TOMPKINS FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended
(In thousands, except per share data) (Unaudited)	03/31/2025	03/31/2024
INTEREST AND DIVIDEND INCOME
Loans	$78,630	$71,599
Due from banks	175	154
Available-for-sale debt securities	8,729	9,611
Held-to-maturity debt securities	1,217	1,218
Federal Home Loan Bank and other stock	711	601
Total Interest and Dividend Income	89,462	83,183
INTEREST EXPENSE
Time certificates of deposits of $250,000 or more	4,507	4,010
Other deposits	22,143	20,424
Federal funds purchased and securities sold under agreements to repurchase	41	13
Other borrowings	6,109	8,061
Total Interest Expense	32,800	32,508
Net Interest Income	56,662	50,675
Less: Provision for credit loss expense	5,287	854
Net Interest Income After Provision for Credit Loss Expense	51,375	49,821
NONINTEREST INCOME
Insurance commissions and fees	11,599	10,259
Wealth management fees	5,119	4,937
Service charges on deposit accounts	1,805	1,796
Card services income	2,626	2,939
Other income	3,869	2,220
Net gain (loss) on securities transactions	14	(14)
Total Noninterest Income	25,032	22,137
NONINTEREST EXPENSE
Salaries and wages	24,977	24,697
Other employee benefits	7,100	6,411
Net occupancy expense of premises	3,570	3,557
Furniture and fixture expense	1,787	2,125
Amortization of intangible assets	84	76
Other operating expense	13,089	12,991
Total Noninterest Expenses	50,607	49,857
Income Before Income Tax Expense	25,800	22,101
Income Tax Expense	6,121	5,198
Net Income Attributable to Noncontrolling Interests and Tompkins Financial Corporation	19,679	16,903
Less: Net Income Attributable to Noncontrolling Interests	0	31
Net Income Attributable to Tompkins Financial Corporation	$19,679	$16,872
Basic Earnings Per Share	$1.38	$1.19
Diluted Earnings Per Share	$1.37	$1.18

See notes to unaudited consolidated financial statements.

TOMPKINS FINANCIAL CORPORATION
 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended
(In thousands) (Unaudited)	03/31/2025	03/31/2024
Net income (loss) attributable to noncontrolling interests and Tompkins Financial Corporation	$19,679	$16,903
Other comprehensive (loss) income, net of tax:

Available-for-sale debt securities:
Change in net unrealized gain ( loss) during the period	16,117	(10,028)

Employee benefit plans:
Amortization of net retirement plan actuarial loss	128	183
Amortization of net retirement plan prior service cost	37	34
Other comprehensive income (loss)	16,282	(9,811)

Subtotal comprehensive income (loss) attributable to noncontrolling interests and Tompkins Financial Corporation	35,961	7,092
Less: Net income attributable to noncontrolling interests	0	31
Total comprehensive income (loss) attributable to Tompkins Financial Corporation	$35,961	$7,061

See notes to unaudited consolidated financial statements.

TOMPKINS FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
(In thousands) (Unaudited)	03/31/2025	03/31/2024
OPERATING ACTIVITIES
Net income attributable to Tompkins Financial Corporation	$19,679	$16,872
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit loss expense	5,287	854
Depreciation and amortization of premises, equipment, and software	2,195	3,006
Amortization of intangible assets	84	76
Earnings from corporate owned life insurance	(615)	(551)
Net amortization on securities	(393)	(297)
Amortization/accretion related to purchase accounting	(63)	(289)
Net (gain) loss on securities transactions	(14)	14
Net gain on sale of loans originated for sale	(454)	(73)
Proceeds from sale of loans originated for sale	12,036	1,216
Loans originated for sale	(11,300)	(540)
Net loss (gain) on sale of bank premises and equipment	27	(174)
Stock-based compensation expense	943	984
Increase in accrued interest receivable	(48)	(2,494)
Increase in accrued interest payable	(532)	(353)
Other, net	(4,607)	4,990
Net Cash Provided by Operating Activities	22,225	23,241
INVESTING ACTIVITIES
Proceeds from maturities, calls and principal paydowns of available-for-sale debt securities	29,979	38,972
Purchases of available-for-sale debt securities	(35,922)	(1,678)
Net increase in loans	(47,398)	(36,490)
Proceeds from sale/redemptions of Federal Home Loan Bank stock	36,258	22,704
Purchases of Federal Home Loan Bank and other stock	(23,130)	(19,088)
Proceeds from sale of bank premises and equipment	0	214
Purchases of bank premises, equipment and software	(1,353)	(1,389)
Purchase of corporate owned life insurance	0	(6,250)
Proceeds from redemption of corporate owned life insurance	0	3,115
Proceeds from sale of other real estate owned	16,131	174
Other, net	0	(588)
Net Cash (Used in) Provided by Investing Activities	(25,435)	(304)
FINANCING ACTIVITIES
Net increase in demand, money market, and savings deposits	166,524	73,428
Net increase (decrease) in time deposits	115,234	(23,466)
Net increase (decrease) in Federal funds purchased and securities sold under agreements to repurchase	85,949	(7,315)
Increase in other borrowings	48,000	0
Repayment of other borrowings	(345,000)	(79,500)
Cash dividends	(8,833)	(8,526)
Common stock issued	28	41
Net shares issued related to restricted stock awards	(25)	0
Net Cash Provided by (Used in) Financing Activities	61,877	(45,338)
Net Increase (Decrease) in Cash and Cash Equivalents	58,667	(22,401)
Cash and cash equivalents at beginning of period	134,398	79,542
Total Cash and Cash Equivalents at End of Period	$193,065	$57,141

See notes to unaudited consolidated financial statements.

TOMPKINS FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
(In thousands) (Unaudited)	03/31/2025	03/31/2024
Supplemental Information:
Cash paid during the year for - Interest	$33,392	$33,053
Cash paid during the year for - Taxes	273	1,460
Right-of-use assets obtained in exchange for new lease liabilities	1,496	181

See notes to unaudited consolidated financial statements.

TOMPKINS FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(In thousands except share and per share data)(Unaudited)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Non- controlling Interests	Total
Balances at January 1, 2024	$1,444	$297,183	$501,510	$(125,005)	$(6,610)	$1,412	$669,934
Net income attributable to noncontrolling interests and Tompkins Financial Corporation			16,872			31	16,903
Other comprehensive loss				(9,811)			(9,811)
Total Comprehensive Income							7,092
Cash dividends ($0.60 per share)			(8,643)				(8,643)
Treasury stock issued (900 shares)		41			12		53
Stock-based compensation expense		984					984
Directors deferred compensation plan (7,620 shares)		(418)			418		0
Restricted stock activity (1,801 shares)		0					0
Adjustment due to the adoption of ASU 2023-02			(71)				(71)
Partial repurchase of noncontrolling interest						(11)	(11)
Balances at March 31, 2024	$1,444	$297,790	$509,668	$(134,816)	$(6,180)	$1,432	$669,338

Balances at January 1, 2025	$1,447	$300,073	$537,157	$(118,492)	$(6,741)	$0	$713,444
Net income attributable to Tompkins Financial Corporation			19,679			0	19,679
Other comprehensive income				16,282			16,282
Total Comprehensive Income							35,961
Cash dividends ($0.62 per share)			(8,949)				(8,949)
Treasury Stock (549 shares)		28			7		35
Stock-based compensation expense		911					911
Directors deferred compensation plan (34,588 shares)		(1,974)			1,974		0
Restricted stock activity (3,039 shares)		(25)					(25)
Balances at March 31, 2025	$1,447	$299,013	$547,887	$(102,210)	$(4,760)	$0	$741,377

See notes to unaudited consolidated financial statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. Business

Tompkins Financial Corporation ("Tompkins" or the "Company") is headquartered in Ithaca, New York and is registered as a Financial Holding Company with the Federal Reserve Board under the Bank Holding Company Act of 1956, as amended. The Company is a locally oriented, community-based financial services organization that offers a full array of products and services, including commercial and consumer banking, leasing, trust and investment management, financial planning and wealth management, and insurance services. At March 31, 2025, the Company had one wholly-owned banking subsidiary, Tompkins Community Bank. Tompkins Community Bank provides a full array of trust and wealth management services under the Tompkins Financial Advisors brand, including investment management, trust and estate, financial and tax planning as well as life, disability and long-term care insurance services. The Company also has a wholly-owned insurance agency subsidiary, Tompkins Insurance Agencies, Inc. ("Tompkins Insurance"). The Company’s principal offices are located at 118 E. Seneca Street, Ithaca, New York, 14850, and its telephone number is (888) 503-5753. The Company’s common stock is traded on the NYSE American under the symbol "TMP."

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

In management’s opinion, the unaudited consolidated financial statements reflect all adjustments of a normal recurring nature. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year ended December 31, 2025. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

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

ASU No. 2024-02, "Codification Improvements," removes all references to FASB Concepts Statements from the FASB Accounting Standards Codification to simplify the Codification. The amendments in this ASU are effective for the Company for fiscal years beginning after December 15, 2024, including interim periods within those fiscal years. Adoption did not have a significant effect on our financial statements or disclosures.

Accounting Standards Pending Adoption

ASU No. 2023-06, "Disclosure Improvements," amends the disclosure or presentation requirements related to various subtopics in the FASB Accounting Standards Codification. The new guidance is intended to align GAAP requirements with those of the SEC. The ASU will become effective for each amendment on the earlier of the date on which the SEC's removal of its related disclosure requirement from Regulation S-X or Regulation S-K becomes effective, or June 30, 2027. Early adoption is prohibited. Adoption of ASU 2023-06 is not expected to have a material impact on our consolidated financial statements.

ASU No. 2023-09, "Income Taxes (Topic 740) - Improvements to Income Tax Disclosures." The amendments in this update relate to the rate reconciliation and income taxes paid disclosures to improve the transparency of income tax disclosures by requiring (1) consistent categories and greater disaggregation of information in the rate reconciliation and (2) income taxes paid disaggregated by jurisdiction. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024. Tompkins is currently evaluating the potential impact of ASU 2023-09 on our consolidated financial statements.

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

3. Securities

Available-for-Sale Debt Securities
The following table summarizes available-for-sale debt securities held by the Company at March 31, 2025:

March 31, 2025
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasuries	$75,232	$218	$2,941	$72,509
Obligations of U.S. Government sponsored entities	399,006	4,751	16,309	387,448
Obligations of U.S. states and political subdivisions	85,483	5	8,605	76,883
Mortgage-backed securities – residential, issued by
U.S. Government agencies	65,124	6	4,479	60,651
U.S. Government sponsored entities	746,099	2,951	89,677	659,373
U.S. corporate debt securities	2,500	0	22	2,478
Total available-for-sale debt securities	$1,373,444	$7,931	$122,033	$1,259,342

The following table summarizes available-for-sale debt securities held by the Company at December 31, 2024:

December 31, 2024
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasuries	$75,141	$140	$3,784	$71,497
Obligations of U.S. Government sponsored entities	398,648	2,008	20,376	380,280
Obligations of U.S. states and political subdivisions	86,328	4	8,638	77,694
Mortgage-backed securities – residential, issued by
U.S. Government agencies	68,130	3	4,879	63,254
U.S. Government sponsored entities	736,376	1,680	101,696	636,360
U.S. corporate debt securities	2,500	0	53	2,447
Total available-for-sale debt securities	$1,367,123	$3,835	$139,426	$1,231,532

Held-to-Maturity Debt Securities
The following table summarizes held-to-maturity debt securities held by the Company at March 31, 2025:

March 31, 2025
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasuries	$85,994	$0	$9,468	$76,526
Obligations of U.S. Government sponsored entities	226,483	0	28,189	198,294
Total held-to-maturity debt securities	$312,477	$0	$37,657	$274,820

The following table summarizes held-to-maturity debt securities held by the Company at December 31, 2024:

December 31, 2024
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasuries	$86,049	$0	$11,361	$74,688
Obligations of U.S. Government sponsored entities	226,413	0	33,806	192,607
Total held-to-maturity debt securities	$312,462	$0	$45,167	$267,295

The Company may from time to time sell debt securities from its available-for-sale portfolio. There were no sales of available-for-sale debt securities for the three months ended March 31, 2025 or the three months ended March 31, 2024. The Company's available-for-sale portfolio includes callable securities that may be called prior to maturity. There were no realized gains (losses) on called available-for-sale debt securities for the three months ended March 31, 2025 or the three months ended March 31, 2024. The Company also recognized net gains on equity securities of $14,000 for the three months ended March 31, 2025 and net losses of $14,000 for the same period during 2024, reflecting the change in fair value.

The following table summarizes available-for-sale debt securities that had unrealized losses at March 31, 2025:

	Less than 12 Months		12 Months or Longer		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasuries	$0	$0	$57,882	$2,941	$57,882	$2,941
Obligations of U.S. Government sponsored entities	14,498	111	191,986	16,198	206,484	16,309
Obligations of U.S. states and political subdivisions	3,172	23	72,834	8,582	76,006	8,605
Mortgage-backed securities – residential, issued by
U.S. Government agencies	26,030	155	34,331	4,324	60,361	4,479
U.S. Government sponsored entities	37,356	340	514,281	89,337	551,637	89,677
U.S. corporate debt securities	0	0	2,478	22	2,478	22
Total available-for-sale debt securities	$81,056	$629	$873,792	$121,404	$954,848	$122,033

The following table summarizes available-for-sale debt securities that had unrealized losses at December 31, 2024:

	Less than 12 Months		12 Months or Longer		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasuries	$0	$0	$57,019	$3,784	$57,019	$3,784
Obligations of U.S. Government sponsored entities	14,085	515	188,296	19,861	202,381	20,376
Obligations of U.S. states and political subdivisions	3,159	36	73,657	8,602	76,816	8,638
Mortgage-backed securities – residential, issued by
U.S. Government agencies	27,082	89	35,879	4,790	62,961	4,879
U.S. Government sponsored entities	32,063	502	523,353	101,194	555,416	101,696
U.S. corporate debt securities	0	0	2,447	53	2,447	53
Total available-for-sale debt securities	$76,389	$1,142	$880,651	$138,284	$957,040	$139,426

The following table summarizes held-to-maturity debt securities that had unrealized losses at March 31, 2025:

	Less than 12 Months		12 Months or Longer		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasuries	$0	$0	$76,526	$9,468	$76,526	$9,468
Obligations of U.S. Government sponsored entities	0	0	198,294	28,189	198,294	28,189
Total held-to-maturity debt securities	$0	$0	$274,820	$37,657	$274,820	$37,657

The following table summarizes held-to-maturity debt securities that had unrealized losses at December 31, 2024:

	Less than 12 Months		12 Months or Longer		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasuries	$0	$0	$74,688	$11,361	$74,688	$11,361
Obligations of U.S. Government sponsored entities	0	0	192,607	33,806	192,607	33,806
Total held-to-maturity debt securities	$0	$0	$267,295	$45,167	$267,295	$45,167

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

Management measures expected credit losses on held-to-maturity debt securities on a collective basis by major security type with each type sharing similar risk characteristics and considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts. Management has made the accounting policy election to exclude accrued interest receivable on held-to-maturity debt securities from the estimate of credit losses. As of March 31, 2025, the held-to- maturity portfolio consisted of U.S. Treasury securities and securities issued by U.S. government-sponsored enterprises, including The Federal National Mortgage Agency and the Federal Farm Credit Banks Funding Corporation. U.S. Treasury securities are backed by the full faith and credit of and/or guaranteed by the U.S. government, and it is expected that the securities will not be settled at prices less than the amortized cost bases of the securities. Securities issued by U.S. government agencies or U.S. government-sponsored enterprises carry the explicit and/or implicit guarantee of the U.S. government, are widely recognized as "low-risk," and have a long history of zero credit loss. As such, the Company did not record an allowance for credit losses for these securities as of March 31, 2025 or December 31, 2024.

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

The Company did not recognize any net credit impairment charge to earnings on investment securities in the first quarter of 2025 or the first quarter of 2024.

The amortized cost and estimated fair value of debt securities by contractual maturity are shown in the following table. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Mortgage-backed securities are shown separately since they are not due at a single maturity date.

March 31, 2025
(In thousands)	Amortized Cost	Fair Value
Available-for-sale debt securities:
Due in one year or less	$120,400	$119,965
Due after one year through five years	226,338	217,042
Due after five years through ten years	213,159	200,515
Due after ten years	2,324	1,796
Total	562,221	539,318
Mortgage-backed securities	811,223	720,024
Total available-for-sale debt securities	$1,373,444	$1,259,342

December 31, 2024
(In thousands)	Amortized Cost	Fair Value
Available-for-sale debt securities:
Due in one year or less	$100,000	$99,153
Due after one year through five years	227,502	215,976
Due after five years through ten years	212,789	199,457
Due after ten years	22,326	17,332
Total	562,617	531,918
Mortgage-backed securities	804,506	699,614
Total available-for-sale debt securities	$1,367,123	$1,231,532

March 31, 2025
(In thousands)	Amortized Cost	Fair Value
Held-to-maturity debt securities:
Due after one year through five years	$117,164	$104,526
Due after five years through ten years	195,313	170,294
Total held-to-maturity debt securities	$312,477	$274,820

December 31, 2024
(In thousands)	Amortized Cost	Fair Value
Held-to-maturity debt securities:
Due after one year through five years	$117,283	$102,173
Due after five years through ten years	195,179	165,122
Total held-to-maturity debt securities	$312,462	$267,295

The Company also holds non-marketable Federal Home Loan Bank New York ("FHLBNY") stock and non-marketable Atlantic Community Bankers Bank ("ACBB") stock, all of which are required to be held for regulatory purposes and for borrowing availability. The required investment in Federal Home Loan Bank ("FHLB") stock is tied to the Company’s borrowing levels with the FHLB. Holdings of FHLBNY stock and ACBB stock totaled $29.0 million and $95,000, respectively, at March 31, 2025 compared to $42.2 million and $95,000, respectively, at December 31, 2024. These securities are carried at par, which is also cost. The FHLBNY continues to pay dividends and repurchase stock. Quarterly, we evaluate our investment in the FHLB for impairment. We evaluate recent and long-term operating performance, liquidity, funding and capital positions, stock repurchase history, dividend history and impact of legislative and regulatory changes. Based on our most recent evaluation, as of March 31, 2025, we determined that no impairment write-downs were required.

4. Loans and Leases

Loans and Leases at March 31, 2025 and December 31, 2024 were as follows:

(In thousands)	03/31/2025	12/31/2024
Commercial and industrial
Agriculture	$93,688	$110,007
Commercial and industrial other	877,151	855,568
Subtotal commercial and industrial	970,839	965,575
Commercial real estate
Construction	377,238	385,931
Agriculture	221,652	217,582
Commercial real estate other	2,827,282	2,776,304
Subtotal commercial real estate	3,426,172	3,379,817
Residential real estate
Home equity	205,512	204,194
Mortgages	1,366,441	1,366,646
Subtotal residential real estate	1,571,953	1,570,840
Consumer and other
Indirect	156	229
Consumer and other	90,621	96,163
Subtotal consumer and other	90,777	96,392
Leases	11,782	12,484
Total loans and leases	6,071,523	6,025,108
Less: unearned income and deferred costs and fees	(4,878)	(5,186)
Total loans and leases, net of unearned income and deferred costs and fees	$6,066,645	$6,019,922

The Company has adopted comprehensive lending policies, underwriting standards and loan review procedures. Management reviews these policies and procedures on a regular basis. The Company discussed its lending policies and underwriting guidelines for its various lending portfolios in Note 3 – "Loans and Leases" in the Notes to Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. There have been no significant changes in these policies and guidelines since the date of that report. The Company’s Board of Directors approves the lending policies at least annually. The Company recognizes that exceptions to policy guidelines may occasionally occur and has established procedures for approving exceptions to these policy guidelines. Management has also implemented reporting systems to monitor loan origination, loan quality, concentrations of credit, loan delinquencies and nonperforming loans and potential problem loans.

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

The below tables are an age analysis of past due loans, segregated by class of loans as of March 31, 2025 and December 31, 2024:

March 31, 2025
(In thousands)	30-59 Days	60-89 Days	90 Days or More	Total Past Due	Current Loans	Total Loans
Loans and Leases
Commercial and industrial
Agriculture	$148	$0	$0	$148	$93,540	$93,688
Commercial and industrial other	2,572	1,252	765	4,589	872,562	877,151
Subtotal commercial and industrial	2,720	1,252	765	4,737	966,102	970,839
Commercial real estate
Construction	496	0	17,302	17,798	359,440	377,238
Agriculture	79	0	0	79	221,573	221,652
Commercial real estate other	6,424	114	30,090	36,628	2,790,654	2,827,282
Subtotal commercial real estate	6,999	114	47,392	54,505	3,371,667	3,426,172
Residential real estate
Home equity	30	0	2,315	2,345	203,167	205,512
Mortgages	777	0	8,125	8,902	1,357,539	1,366,441
Subtotal residential real estate	807	0	10,440	11,247	1,560,706	1,571,953
Consumer and other
Indirect	1	0	0	1	155	156
Consumer and other	221	171	231	623	89,998	90,621
Subtotal consumer and other	222	171	231	624	90,153	90,777
Leases	0	0	0	0	11,782	11,782
Total loans and leases	$10,748	$1,537	$58,828	$71,113	$6,000,410	$6,071,523
Less: unearned income and deferred costs and fees	0	0	0	0	(4,878)	(4,878)
Total loans and leases, net of unearned income and deferred costs and fees	$10,748	$1,537	$58,828	$71,113	$5,995,532	$6,066,645

December 31, 2024
(In thousands)	30-59 Days	60-89 Days	90 Days or More	Total Past Due	Current Loans	Total Loans
Loans and Leases
Commercial and industrial
Agriculture	$0	$0	$0	$0	$110,007	$110,007
Commercial and industrial other	3,944	32	684	4,660	850,908	855,568
Subtotal commercial and industrial	3,944	32	684	4,660	960,915	965,575
Commercial real estate
Construction	1,120	17,400	0	18,520	367,411	385,931
Agriculture	81	0	0	81	217,501	217,582
Commercial real estate other	0	1,605	11,966	13,571	2,762,733	2,776,304
Subtotal commercial real estate	1,201	19,005	11,966	32,172	3,347,645	3,379,817
Residential real estate
Home equity	955	91	1,811	2,857	201,337	204,194
Mortgages	0	2,836	9,257	12,093	1,354,553	1,366,646
Subtotal residential real estate	955	2,927	11,068	14,950	1,555,890	1,570,840
Consumer and other
Indirect	3	2	7	12	217	229
Consumer and other	430	329	354	1,113	95,050	96,163
Subtotal consumer and other	433	331	361	1,125	95,267	96,392
Leases	0	0	0	0	12,484	12,484
Total loans and leases	$6,533	$22,295	$24,079	$52,907	$5,972,201	$6,025,108
Less: unearned income and deferred costs and fees	0	0	0	0	(5,186)	(5,186)
Total loans and leases, net of unearned income and deferred costs and fees	$6,533	$22,295	$24,079	$52,907	$5,967,015	$6,019,922

The following tables present the amortized cost basis of loans on nonaccrual status and the amortized cost basis of loans on nonaccrual status for which there was no related allowance for credit losses. The below tables are an age analysis of nonaccrual loans segregated by class of loans, as of March 31, 2025 and December 31, 2024:

March 31, 2025
(In thousands)	Nonaccrual Loans and Leases with no ACL	Nonaccrual Loans and Leases	Loans and Leases Past Due Over 89 Days and Accruing
Loans and Leases
Commercial and industrial
Agriculture	$0	$13	$0
Commercial and industrial other	622	2,464	0
Subtotal commercial and industrial	622	2,477	0
Commercial real estate
Construction	17,302	17,302	0
Agriculture	0	103	0
Commercial real estate other	7,434	33,750	0
Subtotal commercial real estate	24,736	51,155	0
Residential real estate
Home equity	232	3,498	0
Mortgages	2,922	13,643	1
Subtotal residential real estate	3,154	17,141	1
Consumer and other
Indirect	0	4	0
Consumer and other	0	114	186
Subtotal consumer and other	0	118	186
Total loans and leases	$28,512	$70,891	$187

December 31, 2024
(In thousands)	Nonaccrual Loans and Leases with no ACL	Nonaccrual Loans and Leases	Loans and Leases Past Due Over 89 Days and Accruing
Loans and Leases
Commercial and industrial
Agriculture	$0	$519	$0
Commercial and industrial other	0	1,023	0
Subtotal commercial and industrial	0	1,542	0
Commercial real estate
Agriculture	0	129	0
Commercial real estate other	24,179	32,461	0
Subtotal commercial real estate	24,179	32,590	0
Residential real estate
Home equity	610	2,889	0
Mortgages	1,338	13,389	9
Subtotal residential real estate	1,948	16,278	9
Consumer and other
Indirect	0	13	0
Consumer and other	0	125	314
Subtotal consumer and other	0	138	314
Total loans and leases	$26,127	$50,548	$323

The Company recognized $0 of interest income on nonaccrual loans during the three months ended March 31, 2025.

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

For all DCF models, management has determined that four quarters represents a reasonable and supportable forecast period and reverts back to a historical loss rate over eight quarters on a straight-line basis. Management leverages economic projections from a reputable and independent third-party to inform its loss driver forecasts over the four-quarter forecast period. Other internal and external indicators of economic forecasts, and scenario weightings, are also considered by management when developing the forecast metrics.

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

Since the methodology is based upon historical experience and trends, current conditions, and reasonable and supportable forecasts, as well as management’s judgment, factors may arise that result in different estimates. While management’s evaluation of the allowance as of March 31, 2025, considers the allowance to be appropriate, under different conditions or assumptions, the Company would need to increase or decrease the allowance. In addition, various federal and State regulatory agencies, as part of their examination process, review the Company's allowance and may require the Company to recognize additions to the allowance based on their judgements and information available to them at the time of their examinations.

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

The following table details activity in the allowance for credit losses on loans and leases for the three months ended March 31, 2025 and 2024. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

Three Months Ended March 31, 2025
(In thousands)	Commercial & Industrial	Commercial Real Estate	Residential Real Estate	Consumer and Other	Finance Leases	Total
Allowance for credit losses:
Beginning balance	$7,684	$35,837	$11,345	$1,568	$62	$56,496
Charge-offs	(185)	0	0	(779)	0	(964)
Recoveries	42	2	27	160	0	231
Provision (credit) for credit loss expense	1,077	3,469	170	548	(4)	5,260
Ending Balance	$8,618	$39,308	$11,542	$1,497	$58	$61,023

Three Months Ended March 31, 2024
(In thousands)	Commercial & Industrial	Commercial Real Estate	Residential Real Estate	Consumer and Other	Finance Leases	Total
Allowance for credit losses:
Beginning balance	$6,667	$31,581	$11,700	$1,557	$79	$51,584
Charge-offs	0	0	0	(445)	0	(445)
Recoveries	7	2	120	88	0	217
Provision (credit) for credit loss expense	912	(116)	(639)	196	(5)	348
Ending Balance	$7,586	$31,467	$11,181	$1,396	$74	$51,704

The following table details activity in the liabilities for off-balance sheet credit exposures for the three months ended March 31, 2025 and 2024:

(In thousands)	2025	2024
Liabilities for off-balance sheet credit exposures at beginning of period	$1,463	$2,270
Provision for credit loss expense related to off-balance sheet credit exposures	27	506
Liabilities for off-balance sheet credit exposures at end of period	$1,490	$2,776

The following table presents the amortized cost basis of collateral-dependent loans, which are individually evaluated to determine expected credit losses, and the related allowance for credit losses allocated to these loans:

March 31, 2025
(In thousands)	Real Estate	Business Assets	Other	Total	ACL Allocation
Commercial and Industrial	$510	$0	$0	$510	$250
Commercial Real Estate	50,420	0	0	50,420	6,364
Total Loans and Leases	$50,930	$0	$0	$50,930	$6,614

December 31, 2024
(In thousands)	Real Estate	Business Assets	Other	Total	ACL Allocation
Commercial and Industrial	$610	$0	$0	$610	$0
Commercial Real Estate	31,051	0	0	31,051	1,712
Total Loans and Leases	$31,661	$0	$0	$31,661	$1,712

Loan Modifications to Borrowers Experiencing Financial Difficulty

When the Company modifies loans to borrowers experiencing financial difficulty, the modifications may include interest rate reductions, principal or interest forgiveness, forbearances, term extensions, and other actions intended to minimize economic loss and to avoid foreclosure or repossession of collateral.

The following table shows the amortized cost basis as of March 31, 2025 and December 31, 2024 of the loans modified to borrowers experiencing financial difficulty, disaggregated by class of financing receivable and type of concession granted:

March 31, 2025
(In thousands)	Term Extension	Interest Rate Reduction	Payment Delay and Term Extension	Term Extension and Interest Rate Reduction	Payment Delay	Total	% of Total Class of Loans and Leases
Commercial and Industrial
Commercial and industrial other	$8	$453	$0	$94	$22	$577	0.07%
Subtotal commercial and industrial	8	453	0	94	22	577	0.06%
Commercial Real Estate
Commercial real estate other	0	2,957	0	0	391	3,348	0.12%
Subtotal commercial real estate	0	2,957	0	0	391	3,348	0.10%
Residential
Home equity	0	0	0	38	0	38	0.02%
Mortgages	0	0	0	111	643	754	0.06%
Subtotal residential	0	0	0	149	643	792	0.05%
Consumer
Consumer and other	22	0	0	0	0	22	0.02%
Subtotal consumer	22	0	0	0	0	22	0.02%
Total loans and leases	$30	$3,410	$0	$243	$1,056	$4,739	0.08%

December 31, 2024
(In thousands)	Term Extension	Interest Rate Reduction	Payment Delay and Term Extension	Term Extension and Interest Rate Reduction	Payment Delay	Total	% of Total Class of Loans and Leases
Commercial and Industrial
Commercial and industrial other	$10	$463	$0	$110	$45	$628	0.07%
Subtotal commercial and industrial	10	463	0	110	45	628	0.07%
Commercial Real Estate
Commercial real estate other	0	2,990	0	0	394	3,384	0.12%
Subtotal commercial real estate	0	2,990	0	0	394	3,384	0.10%
Residential
Home equity	0	0	0	40	0	40	0.02%
Mortgages	0	0	0	112	548	660	0.05%
Subtotal residential	0	0	0	152	548	700	0.04%
Consumer
Consumer and other	22	0	0	0	0	22	0.02%
Subtotal consumer	22	0	0	0	0	22	0.02%
Total loans and leases	$32	$3,453	$0	$262	$987	$4,734	0.08%

There were no loan modifications made to borrowers experiencing financial difficulty that had defaulted as of March 31, 2025 and December 31, 2024.

The following table shows the aging analysis of loan modifications made to borrowers experiencing financial difficulty as of March 31, 2025 and December 31, 2024:

March 31, 2025	Payment Status (Amortized Cost Basis)
(In thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Non-Accrual	Total
Commercial and Industrial
Commercial and industrial other	$569	$0	$0	$0	$8	$577
Subtotal commercial and industrial	569	0	0	0	8	577
Commercial Real Estate
Commercial real estate other	3,348	0	0	0	0	3,348
Subtotal commercial real estate	3,348	0	0	0	0	3,348
Residential Real Estate
Home equity	0	0	0	0	38	38
Mortgages	265	0	0	0	489	754
Subtotal residential real estate	265	0	0	0	527	792
Consumer and Other
Consumer and other	0	0	0	0	22	22
Subtotal consumer and other	0	0	0	0	22	22
Total	$4,182	$0	$0	$0	$557	$4,739

December 31, 2024	Payment Status (Amortized Cost Basis)
(In thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Non-Accrual	Total
Commercial and Industrial
Commercial and industrial other	$618	$0	$0	$0	$10	$628
Subtotal commercial and industrial	618	0	0	0	10	628
Commercial Real Estate
Commercial real estate other	3,384	0	0	0	0	3,384
Subtotal commercial real estate	3,384	0	0	0	0	3,384
Residential Real Estate
Home equity	0	0	0	0	40	40
Mortgages	154	0	112	0	394	660
Subtotal residential real estate	154	0	112	0	434	700
Consumer and Other
Consumer and other	0	0	0	0	22	22
Subtotal consumer and other	0	0	0	0	22	22
Total	$4,156	$0	$112	$0	$466	$4,734

The following tables present credit quality indicators by total loans on an amortized cost basis by origination year as of March 31, 2025 and December 31, 2024:

March 31, 2025
(In thousands)	2025	2024	2023	2022	2021	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total Loans
Commercial and Industrial - Other:
Pass	$51,511	$139,937	$104,517	$87,715	$51,230	$162,874	$273,078	$2,139	$873,001
Special Mention	0	246	221	137	111	394	150	0	1,259
Substandard	0	405	19	28	532	618	1,096	193	2,891
Total Commercial and Industrial - Other	$51,511	$140,588	$104,757	$87,880	$51,873	$163,886	$274,324	$2,332	$877,151
Current-period gross writeoffs	$0	$80	$67	$38	$0	$0	$0	$0	$185
Commercial and Industrial - Agriculture:
Pass	$3,163	$12,935	$25,938	$9,331	$1,988	$7,353	$32,514	$398	$93,620
Special Mention	0	0	0	0	31	0	0	0	31
Substandard	0	0	0	0	0	37	0	0	37
Total Commercial and Industrial - Agriculture	$3,163	$12,935	$25,938	$9,331	$2,019	$7,390	$32,514	$398	$93,688
Current-period gross writeoffs	$0	$0	$0	$0	$0	$0	$0	$0	$0
Commercial Real Estate
Pass	$73,427	$337,823	$275,679	$343,991	$351,697	$1,329,497	$19,042	$7,217	$2,738,373
Special Mention	0	0	0	1,494	593	31,215	0	0	33,302
Substandard	0	731	934	1,474	3,464	48,077	927	0	55,607
Total Commercial Real Estate	$73,427	$338,554	$276,613	$346,959	$355,754	$1,408,789	$19,969	$7,217	$2,827,282
Current-period gross writeoffs	$0	$0	$0	$0	$0	$0	$0	$0	$0
Commercial Real Estate - Agriculture:
Pass	$8,210	$24,501	$12,020	$36,942	$21,068	$113,053	$5,068	$449	$221,311
Special Mention	0	0	0	0	0	198	0	0	198
Substandard	0	0	0	0	0	143	0	0	143
Total Commercial Real Estate - Agriculture	$8,210	$24,501	$12,020	$36,942	$21,068	$113,394	$5,068	$449	$221,652
Current-period gross writeoffs	$0	$0	$0	$0	$0	$0	$0	$0	$0
Commercial Real Estate - Construction
Pass	$0	$17,426	$12,839	$20,366	$25,431	$2,674	$277,534	$3,666	$359,936
Special Mention	0	0	0	0	0	0	0	0	0
Substandard	0	0	0	0	0	0	17,302	0	17,302
Total Commercial Real Estate - Construction	$0	$17,426	$12,839	$20,366	$25,431	$2,674	$294,836	$3,666	$377,238
Current-period gross writeoffs	$0	$0	$0	$0	$0	$0	$0	$0	$0

(In thousands)	2025	2024	2023	2022	2021	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total Loans
Residential - Home Equity
Performing	$210	$15,711	$3,185	$2,891	$956	$15,931	$162,186	$944	$202,014
Nonperforming	0	0	0	0	0	659	2,839	0	3,498
Total Residential - Home Equity	$210	$15,711	$3,185	$2,891	$956	$16,590	$165,025	$944	$205,512
Current-period gross writeoffs	$0	$0	$0	$0	$0	$0	$0	$0	$0
Residential - Mortgages
Performing	$21,477	$109,306	$129,055	$169,732	$234,890	$688,337	$0	$0	$1,352,797
Nonperforming	0	0	693	709	828	11,414	0	0	13,644
Total Residential - Mortgages	$21,477	$109,306	$129,748	$170,441	$235,718	$699,751	$0	$0	$1,366,441
Current-period gross writeoffs	$0	$0	$0	$0	$0	$0	$0	$0	$0
Consumer - Direct
Performing	$25,307	$14,881	$15,761	$9,403	$8,361	$14,402	$2,391	$0	$90,506
Nonperforming	0	0	3	12	0	86	14	0	115
Total Consumer - Direct	$25,307	$14,881	$15,764	$9,415	$8,361	$14,488	$2,405	$0	$90,621
Current-period gross writeoffs	$722	$3	$0	$13	$17	$20	$0	$0	$775
Consumer - Indirect
Performing	$0	$0	$0	$0	$42	$110	$0	$0	$152
Nonperforming	0	0	0	0	0	4	0	0	4
Total Consumer - Indirect	$0	$0	$0	$0	$42	$114	$0	$0	$156
Current-period gross writeoffs	$0	$0	$0	$0	$0	$4	$0	$0	$4

December 31, 2024
(In thousands)	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total Loans
Commercial and Industrial - Other:
Pass	$164,809	$114,591	$60,984	$54,087	$19,311	$144,785	$256,621	$35,968	$851,156
Special Mention	334	288	174	808	144	375	157	0	2,280
Substandard	425	0	41	43	4	608	1,011	0	2,132
Total Commercial and Industrial - Other	$165,568	$114,879	$61,199	$54,938	$19,459	$145,768	$257,789	$35,968	$855,568
Current-period gross writeoffs	$0	$15	$30	$44	$21	$432	$0	$0	$542
Commercial and Industrial - Agriculture:
Pass	$15,686	$23,823	$9,893	$2,233	$1,660	$11,304	$42,438	$2,895	$109,932
Special Mention	0	0	0	34	0	0	0	0	34
Substandard	0	0	0	0	41	0	0	0	41
Total Commercial and Industrial - Agriculture	$15,686	$23,823	$9,893	$2,267	$1,701	$11,304	$42,438	$2,895	$110,007
Current-period gross writeoffs	$0	$0	$0	$0	$0	$0	$0	$0	$0
Commercial Real Estate
Pass	$331,943	$242,564	$324,510	$355,090	$277,220	$1,088,575	$50,632	$16,958	$2,687,492
Special Mention	0	0	1,499	599	15,205	12,637	4,452	0	34,392
Substandard	731	973	1,474	2,561	1,840	45,856	985	0	54,420
Total Commercial Real Estate	$332,674	$243,537	$327,483	$358,250	$294,265	$1,147,068	$56,069	$16,958	$2,776,304
Current-period gross writeoffs	$0	$0	$0	$0	$0	$0	$0	$0	$0
Commercial Real Estate - Agriculture:
Pass	$23,754	$11,594	$37,398	$21,510	$19,853	$96,967	$4,169	$1,950	$217,195
Special Mention	0	0	0	0	0	217	0	0	217
Substandard	0	0	0	0	0	170	0	0	170
Total Commercial Real Estate - Agriculture	$23,754	$11,594	$37,398	$21,510	$19,853	$97,354	$4,169	$1,950	$217,582
Current-period gross writeoffs	$0	$0	$0	$0	$0	$0	$0	$0	$0
Commercial Real Estate - Construction
Pass	$13,160	$744	$682	$5,003	$1,986	$802	$293,479	$52,675	$368,531
Special Mention	0	0	0	0	0	0	0	0	0
Substandard	0	0	0	0	0	0	17,400	0	17,400
Total Commercial Real Estate - Construction	$13,160	$744	$682	$5,003	$1,986	$802	$310,879	$52,675	$385,931
Current-period gross writeoffs	$0	$0	$0	$0	$0	$0	$0	$0	$0

(In thousands)	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total Loans
Residential - Home Equity
Performing	$15,181	$3,106	$2,383	$1,053	$784	$12,993	$163,202	$2,603	$201,305
Nonperforming	0	0	0	0	0	594	2,295	0	2,889
Total Residential - Home Equity	$15,181	$3,106	$2,383	$1,053	$784	$13,587	$165,497	$2,603	$204,194
Current-period gross writeoffs	$0	$0	$0	$0	$0	$0	$0	$0	$0
Residential - Mortgages
Performing	$106,698	$130,463	$172,310	$239,307	$204,310	$500,169	$0	$0	$1,353,257
Nonperforming	0	707	612	737	948	10,385	0	0	13,389
Total Residential - Mortgages	$106,698	$131,170	$172,922	$240,044	$205,258	$510,554	$0	$0	$1,366,646
Current-period gross writeoffs	$0	$0	$0	$0	$0	$0	$0	$0	$0
Consumer - Direct
Performing	$40,812	$18,082	$10,022	$9,109	$3,953	$11,485	$2,575	$0	$96,038
Nonperforming	0	4	24	8	4	77	8	0	125
Total Consumer - Direct	$40,812	$18,086	$10,046	$9,117	$3,957	$11,562	$2,583	$0	$96,163
Current-period gross writeoffs	$2,272	$15	$11	$32	$10	$229	$0	$0	$2,569
Consumer - Indirect
Performing	$0	$0	$0	$52	$23	$141	$0	$0	$216
Nonperforming	0	0	0	0	0	13	0	0	13
Total Consumer - Indirect	$0	$0	$0	$52	$23	$154	$0	$0	$229
Current-period gross writeoffs	$0	$0	$0	$0	$0	$29	$0	$0	$29

6. Earnings Per Share

Earnings per share in the table below, for the three month periods ended March 31, 2025 and 2024 are calculated under the two-class method as required by ASC Topic 260, Earnings Per Share (ASC 260). ASC 260 provides that unvested share-based payment awards that contain nonforfeitable rights to dividends are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. Prior to 2019, the Company issued restricted stock awards that contained such rights and are therefore considered participating securities. Since 2019, the Company has issued restricted stock awards that do not have nonforfeitable rights to dividends and are therefore not considered participating securities. Basic earnings per common share are calculated by dividing net income allocable to common stock by the weighted average number of common shares, excluding participating securities, during the period. Diluted earnings per common share include the dilutive effect of participating securities.

	Three Months Ended
(In thousands, except share and per share data)	03/31/2025	03/31/2024
Basic
Net income available to common shareholders	$19,679	$16,872
Less: income attributable to unvested stock-based compensation awards	0	0
Net earnings allocated to common shareholders	19,679	16,872
Weighted average shares outstanding, including unvested stock-based compensation awards	14,434,637	14,405,747
Less: average unvested stock-based compensation awards	(188,497)	(193,837)
Weighted average shares outstanding - Basic	14,246,140	14,211,910

Diluted
Net earnings allocated to common shareholders	19,679	16,872
Weighted average shares outstanding - Basic	14,246,140	14,211,910
Plus: incremental shares from assumed conversion of stock-based compensation awards	73,300	26,447
Weighted average shares outstanding - Diluted	14,319,440	14,238,357

Basic EPS	$1.38	$1.19
Diluted EPS	$1.37	$1.18

Stock-based compensation awards representing 13,488 and 110,135 of common shares during the three months ended March 31, 2025 and 2024, respectively, were not included in the computations of diluted earnings per common share because the effect on those periods would have been anti-dilutive.

7. Other Comprehensive Income (Loss)

The following tables present reclassifications out of the accumulated other comprehensive income (loss) for the three month periods ended March 31, 2025 and 2024:

	Three Months Ended March 31, 2025
(In thousands)	Before-Tax Amount	Tax (Expense) Benefit	Net of Tax
Available-for-sale debt securities:
Change in net unrealized (loss) gain during the period	$21,489	$(5,372)	$16,117
Net unrealized gains	21,489	(5,372)	16,117
Employee benefit plans:
Amortization of net retirement plan actuarial gain (loss)	171	(43)	128
Amortization of net retirement plan prior service cost	49	(12)	37
Employee benefit plans	220	(55)	165
Other comprehensive income	$21,709	$(5,427)	$16,282

	Three Months Ended March 31, 2024
(In thousands)	Before-Tax Amount	Tax (Expense) Benefit	Net of Tax
Available-for-sale debt securities:
Change in net unrealized gain (loss) during the period	$(13,284)	$3,256	$(10,028)
Net unrealized losses	(13,284)	3,256	(10,028)
Employee benefit plans:
Amortization of net retirement plan actuarial gain	242	(59)	183
Amortization of net retirement plan prior service cost	45	(11)	34
Employee benefit plans	287	(70)	217
Other comprehensive (loss) income	$(12,997)	$3,186	$(9,811)

The following table presents the activity in our accumulated other comprehensive income (loss) for the periods indicated:

(In thousands)	Available-for- Sale Debt Securities	Employee Benefit Plans	Accumulated Other Comprehensive (Loss) Income
Balance at January 1, 2025	$(101,694)	$(16,798)	$(118,492)
Other comprehensive loss before reclassifications	16,117	0	16,117
Amounts reclassified from accumulated other comprehensive (loss) income	0	165	165
Net current-period other comprehensive income	16,117	165	16,282
Balance at March 31, 2025	$(85,577)	$(16,633)	$(102,210)

Balance at January 1, 2024	$(99,535)	$(25,470)	$(125,005)
Other comprehensive income before reclassifications	(10,028)	0	(10,028)
Amounts reclassified from accumulated other comprehensive (loss) income	0	217	217
Net current-period other comprehensive (loss) income	(10,028)	217	(9,811)
Balance at March 31, 2024	$(109,563)	$(25,253)	$(134,816)

The following tables present the amounts reclassified out of each component of accumulated other comprehensive (loss) income for the three months ended March 31, 2025 and 2024:

Three Months Ended March 31, 2025
Details about Accumulated other Comprehensive Income (Loss) Components (In thousands)	Amount Reclassified from Accumulated Other Comprehensive (Loss) Income[1]	Affected Line Item in the Statement Where Net Income is Presented
Available-for-sale debt securities:
Unrealized gains and losses on available-for-sale debt securities	$0	Net gain (loss) on securities transactions
	0	Income tax expense
	0	Net of tax
Employee benefit plans:
Amortization of the following [2]
Net retirement plan actuarial loss	(171)	Other operating expense
Net retirement plan prior service cost	(49)	Other operating expense
	(220)	Total before tax
	55	Income tax expense
	$(165)	Net of tax

Three Months Ended March 31, 2024
Details about Accumulated other Comprehensive Income (Loss) Components (In thousands)	Amount Reclassified from Accumulated Other Comprehensive (Loss) Income[1]	Affected Line Item in the Statement Where Net Income is Presented
Available-for-sale debt securities:
Unrealized gains and losses on available-for-sale debt securities	$0	Net gain (loss) on securities transactions
	0	Tax expense
	0	Net of tax
Employee benefit plans:
Amortization of the following[2]
Net retirement plan actuarial loss	(242)	Other operating expense
Net retirement plan prior service cost	(45)	Other operating expense
	(287)	Total before tax
	70	Income tax expense
	$(217)	Net of tax
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

Components of Net Periodic Benefit Cost:

	Pension Benefits		Life and Health		SERP Benefits
	Three Months Ended		Three Months Ended		Three Months Ended
(In thousands)	03/31/2025	03/31/2024	03/31/2025	03/31/2024	03/31/2025	03/31/2024
Service cost	$0	$0	$5	$7	$14	$12
Interest cost	803	832	85	90	290	298
Expected return on plan assets	(1,326)	(1,232)	0	0	0	0
Amortization of net retirement plan actuarial loss	202	259	(31)	(17)	0	0
Amortization of net retirement plan prior service (credit) cost	0	0	(4)	(11)	53	56
Net periodic benefit (income) cost	$(321)	$(141)	$55	$69	$357	$366

The service component of net periodic benefit cost for the Company's benefit plans is recorded as a part of salaries and wages in the consolidated statements of income. All other components are recorded as part of other operating expenses in the consolidated statements of income.

The Company realized approximately $165,000 and $217,000, net of tax, as amortization of amounts previously recognized in accumulated other comprehensive (loss) income, for the three months ended March 31, 2025 and 2024, respectively.

The Company is not required to contribute to the pension plan in 2025, but it may make voluntary contributions. The Company did not contribute to the pension plan in the first three months of 2025 and 2024.

9. Revenue Recognition
The Company recognizes revenue in accordance with ASU No. 2014-09, "Revenue from Contracts with Customers (Topic 606)" and all subsequent ASUs that modified ASC 606. ASC 606 is applicable to the Company’s noninterest revenue streams including its deposit related fees, card services income, trust and management, and insurance commissions and fees. Noninterest revenue streams in-scope of Topic 606 are discussed below.

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

Mutual Fund & Investment Income
Mutual fund and investment income consists of other recurring revenue streams such as commissions from sales of mutual funds and other investments, and investment advisory fees from the Company’s Strategic Asset Management Services (SAM) wealth management product. Commissions from the sale of mutual funds and other investments are recognized on the trade date, which is when the Company has satisfied its performance obligation. The Company also receives periodic service fees (i.e., trailers) from mutual fund companies typically based on a percentage of net asset value, recorded over time, usually monthly or quarterly, as net asset value is determined. Investment advisor fees from the wealth management product is earned over time and based on an annual percentage rate of the net asset value. The investment advisor fees are charged to the customer’s account in advance on the first month of the quarter, and the revenue is recognized over the following three-month period. The Company engaged a third-party, LPL Financial, LLC (LPL), to satisfy part of this performance obligation, and therefore this income is reported net of any corresponding expenses paid to LPL.

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

The following table presents noninterest income, segregated by revenue streams, for the three months ended March 31, 2025 and 2024:

	Three Months Ended
(In thousands)	03/31/2025	03/31/2024
Noninterest Income
In-scope of Topic 606:
Commissions and Fees	$9,606	$8,922
Installment Billing	30	54
Refund of Commissions	(51)	(19)
Contract Liabilities/Deferred Revenue	(5)	(4)
Contingent Commissions	2,019	1,306
Subtotal Insurance Revenues	11,599	10,259
Trust and Asset Management	4,922	4,468
Mutual Fund & Investment Income	197	469
Subtotal Investment Service Income	5,119	4,937
Service Charges on Deposit Accounts	1,805	1,796
Card Services Income	2,626	2,939
Other	357	320
Noninterest Income (in-scope of ASC 606)	21,506	20,251
Noninterest Income (out-of-scope of ASC 606)	3,526	1,886
Total Noninterest Income	$25,032	$22,137

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

10. Financial Guarantees

The Company currently does not issue any guarantees that would require liability recognition or disclosure, other than standby letters of credit. The Company extends standby letters of credit to its customers in the normal course of business. The standby letters of credit are generally short-term. As of March 31, 2025, the Company’s maximum potential obligation under standby letters of credit was $39.0 million compared to $38.5 million at December 31, 2024. Management uses the same credit policies to extend standby letters of credit that it uses for on-balance sheet lending decisions and may require collateral to support standby letters of credit based upon its evaluation of the counterparty. Management does not anticipate any significant losses as a result of these transactions, and has determined that the fair value of standby letters of credit is not significant.

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

Banking
Tompkins Community Bank has twelve banking offices located in Ithaca, NY and surrounding communities; fourteen banking offices located in the Genesee Valley region of New York State, which includes Monroe County; twelve banking offices located in the counties north of New York City; and sixteen banking offices headquartered and operating in the areas surrounding southeastern Pennsylvania.

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

Summarized financial information concerning the Company’s reportable segments and the reconciliation to the Company’s consolidated results is shown in the following table. Investment in subsidiaries is netted out of the presentations below. The “Intercompany” column identifies the intercompany activities of revenues, expenses and other assets between the banking, insurance and wealth management services segments. The Company accounts for intercompany fees and services at an estimated fair value according to regulatory requirements for the services provided. Intercompany items relate primarily to the use of human resources, information systems, accounting and marketing services provided by the bank and the holding company. All other accounting policies are the same as those described in the summary of significant accounting policies in the Company's Annual Report on Form 10-K for the year ended December 31, 2024.

Three months ended March 31, 2025
(In thousands)	Banking	Insurance	Wealth Management	Intercompany	Consolidated
Interest income	$89,462	$1	$0	$(1)	$89,462
Interest expense	32,801	0	0	(1)	32,800
Net interest income	56,661	1	0	0	56,662
Provision for credit loss expense	5,287	0	0	0	5,287
Noninterest income	8,645	11,703	5,213	(529)	25,032
Noninterest expense	39,693	7,325	4,118	(529)	50,607
Income before income tax expense	20,326	4,379	1,095	0	25,800
Income tax expense	4,642	1,205	274	0	6,121
Net Income attributable to Tompkins Financial Corporation	$15,684	$3,174	$821	$0	$19,679

Depreciation and amortization	$2,105	$46	$44	$0	$2,195
Assets	8,141,375	44,496	29,304	(15,522)	8,199,653
Goodwill	64,524	19,867	8,211	0	92,602
Other intangibles, net	1,222	935	19	0	2,176
Net loans and leases	6,005,622	0	0	0	6,005,622
Deposits	6,768,704	0	0	(15,202)	6,753,502
Total Equity	$678,242	$36,669	$26,466	$0	$741,377

Three months ended March 31, 2024
(In thousands)	Banking	Insurance	Wealth Management	Intercompany	Consolidated
Interest income	$83,183	$1	$0	$(1)	$83,183
Interest expense	32,509	0	0	(1)	32,508
Net interest income	50,674	1	0	0	50,675
Provision for credit loss expense	854	0	0	0	854
Noninterest income	7,111	10,526	5,039	(539)	22,137
Noninterest expense	39,363	7,227	3,806	(539)	49,857
Income before income tax expense	17,568	3,300	1,233	0	22,101
Income tax expense	3,986	906	306	0	5,198
Net Income attributable to noncontrolling interests and Tompkins Financial Corporation	13,582	2,394	927	0	16,903
Less: Net income attributable to noncontrolling interests	31	0	0	0	31
Net Income attributable to Tompkins Financial Corporation	$13,551	$2,394	$927	$0	$16,872

Depreciation and amortization	$2,922	$43	$41	$0	$3,006
Assets	7,719,504	45,987	29,577	(17,034)	7,778,034
Goodwill	64,525	19,866	8,211	0	92,602
Other intangibles, net	953	1,262	32	0	2,247
Net loans and leases	5,588,820	0	0	0	5,588,820
Deposits	6,473,721	0	0	(24,105)	6,449,616
Total Equity	$598,717	$37,039	$33,582	$0	$669,338

12. Fair Value Measurements

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

The following tables summarize financial assets and financial liabilities measured at fair value on a recurring basis as of March 31, 2025 and December 31, 2024, segregated by the level of valuation inputs within the fair value hierarchy used to measure fair value:

Recurring Fair Value Measurements
March 31, 2025
(In thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Assets
Available-for-sale debt securities
U.S. Treasuries	$72,509	$0	$72,509	$0
Obligations of U.S. Government sponsored entities	387,448	0	387,448	0
Obligations of U.S. states and political subdivisions	76,883	0	76,883	0
Mortgage-backed securities – residential, issued by:
U.S. Government agencies	60,651	0	60,651	0
U.S. Government sponsored entities	659,373	0	659,373	0
U.S. corporate debt securities	2,478	0	2,478	0
Total Available-for-sale debt securities	$1,259,342	$0	$1,259,342	$0
Equity securities, at fair value	783	0	0	783
Derivatives designated as hedging instruments	514	0	514	0
Derivatives not designated as hedging instruments	3,020	0	3,020	0
Liabilities
Derivatives not designated as hedging instruments	$3,407	$0	$3,407	$0

Recurring Fair Value Measurements
December 31, 2024
(In thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Assets
Available-for-sale debt securities
U.S. Treasuries	$71,497	$0	$71,497	$0
Obligations of U.S. Government sponsored entities	380,280	0	380,280	0
Obligations of U.S. states and political subdivisions	77,694	0	77,694	0
Mortgage-backed securities – residential, issued by:
U.S. Government agencies	63,254	0	63,254	0
U.S. Government sponsored entities	636,360	0	636,360	0
U.S. corporate debt securities	2,447	0	2,447	0
Total Available-for-sale debt securities	$1,231,532	$0	$1,231,532	$0
Equity securities, at fair value	768	0	0	768
Derivatives designated as hedging instruments	864	0	864	0
Derivatives not designated as hedging instruments	1,831	0	1,831	0
Liabilities
Derivatives not designated as hedging instruments	$2,073	$0	$2,073	$0

Securities: Fair values for U.S. Treasury securities are based on quoted market prices. Fair values for obligations of U.S. government sponsored entities, mortgage-backed securities-residential, obligations of U.S. states and political subdivisions, and U.S. corporate debt securities are based on quoted market prices, where available, as provided by third-party pricing vendors. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments in active markets and/or based upon a matrix pricing methodology, which uses comprehensive interest rate tables to determine market price, movement and yield relationships. These securities are reviewed periodically to determine if there are any events or changes in circumstances that would adversely affect their value.

The change in the fair value of equity securities valued using significant unobservable inputs (level 3), between December 31, 2024 and March 31, 2025, was immaterial.

There were no transfers between Levels 1, 2 and 3 for the three months ended March 31, 2025.

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

Derivatives: The Company has contracted with a third-party vendor to provide periodic valuations for its interest rate derivatives to determine the fair value of its interest rate contracts. The vendor utilizes standard valuation methodologies applicable to interest rate derivatives such as discounted cash flow analysis. Such valuations are based upon readily observable market data and are therefore considered Level 2 valuations by the Company.

Certain assets are measured at fair value on a nonrecurring basis. For the Company, these include loans held for sale, collateral-dependent individually evaluated loans, and other real estate owned ("OREO"). As of March 31, 2025 and 2024, certain collateral-dependent evaluated loans were remeasured and reported at fair value through a specific valuation allowance and/or partial charge-offs for credit losses based upon the fair value of the underlying collateral. Collateral values are estimated using Level 3 inputs. Upon initial recognition, fair value write-downs are taken through a charge-off to the allowance for credit losses. Subsequent fair value write-downs on other real estate owned are reported in other noninterest expense.

The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments at March 31, 2025 and 2024. The carrying amounts shown in the table are included in the Consolidated Statements of Condition under the indicated captions:

Three months ended March 31, 2025
(In thousands)		Fair value measurements at reporting date using:			Gain (losses) from fair value changes
Assets:	As of 03/31/2025	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Three months ended 03/31/2025
Individually evaluated loans	$36,274	$0	$0	$36,274	$80
Other real estate owned	0	0	0	0	1,898

Three months ended March 31, 2024
(In thousands)		Fair value measurements at reporting date using:			Gain (losses) from fair value changes
Assets:	As of 03/31/2024	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Three months ended 03/31/2024
Individually evaluated loans	$1,248	$0	$0	$1,248	$0
Other real estate owned	0	0	0	0	43

The fair value estimates, methods and assumptions set forth below for the Company's financial instruments, including those financial instruments carried at cost, are made solely to comply with disclosures required by GAAP and should be read in conjunction with the financial statements and notes included herein.

For loans where the Company has determined that foreclosure of the collateral is probable, or where the borrower is experiencing financial difficulty and the Company expects repayment of the loan to be provided substantially through the operation or sale of the collateral, the ACL is measured based on the difference between the fair value of the collateral and the amortized cost basis of the loan as of the measurement date. For real estate loans, fair value of the loan’s collateral is determined by third-party appraisals, which are then adjusted for the estimated selling and closing costs related to liquidation of the collateral. For this asset class, the actual valuation methods (income, sales-comparable, or cost) vary based on the status of the project or property. For example, land is generally based on the sales-comparable method while construction is based on the income and/or sales-comparable methods. The unobservable inputs may vary depending on the individual assets with no one of the three methods being the predominant approach. The Company reviews the third-party appraisal for appropriateness and adjusts the value downward to consider selling and closing costs, which typically range from 5% to 8% of the appraised value. For non-real estate loans, fair value of the loan’s collateral may be determined using an appraisal, net book value per the borrower’s financial statements, or aging reports, adjusted or discounted based on management’s historical knowledge, changes in market conditions from the time of the valuation, and management’s expertise and knowledge of the client and client’s business.

Estimated Fair Value of Financial Instruments
March 31, 2025
(In thousands)	Carrying Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets:
Cash and cash equivalents	$193,065	$193,065	$193,065	$0	$0
Securities - held-to-maturity	312,477	274,820	0	274,820	0
FHLB stock and other stock	29,127	29,127	0	29,127	0
Accrued interest receivable	28,871	28,871	0	28,871	0
Loans/leases, net[1]	6,005,622	5,692,732	0	0	5,692,732

Financial Liabilities:
Time deposits	$1,183,548	$1,180,191	$0	$1,180,191	$0
Other deposits	5,569,954	5,569,954	0	5,569,954	0
Fed funds purchased and securities sold
under agreements to repurchase	122,985	122,985	0	122,985	0
Other borrowings	493,247	493,708	0	493,708	0
Accrued interest payable	4,323	4,323	0	4,323	0

Estimated Fair Value of Financial Instruments
December 31, 2024
(In thousands)	Carrying Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets:
Cash and cash equivalents	$134,398	$134,398	$134,398	$0	$0
Securities - held-to-maturity	312,462	267,295	0	267,295	0
FHLB stock and other stock	42,255	42,255	0	42,255	0
Accrued interest receivable	28,823	28,823	0	28,823	0
Loans/leases, net[1]	5,963,426	5,584,661	0	0	5,584,661

Financial Liabilities:
Time deposits	$1,068,375	$1,064,548	$0	$1,064,548	$0
Other deposits	5,403,430	5,403,430	0	5,403,430	0
Fed funds purchased and securities sold
under agreements to repurchase	37,036	37,036	0	37,036	0
Other borrowings	790,247	789,915	0	789,915	0
Accrued interest payable	4,854	4,854	0	4,854	0
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

Securities - Held-to-Maturity: Fair values for U.S. Treasury securities are based on quoted market prices. Fair values for obligations of U.S. government sponsored entities and mortgage-backed securities-residential are based on quoted market prices, where available, as provided by third-party pricing vendors. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments in active markets and/or based upon a matrix pricing methodology, which uses comprehensive interest rate tables to determine market price, movement and yield relationships. These securities are reviewed periodically to determine if there are any events or changes in circumstances that would adversely affect their value.

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

13. Derivatives and Hedging Activities

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

Derivatives Designated as Hedging Instruments

Fair Value Hedges of Interest Rate Risk
The Company is exposed to changes in the fair value of certain of its fixed-rate assets due to changes in benchmark interest rates. The Company uses interest rate swaps to manage its exposure to changes in fair value on these instruments attributable to changes in the designated benchmark interest rate. Interest rate swaps designated as fair value hedges involve the payment of fixed-rate amounts to a counterparty in exchange for the Company receiving variable-rate payments over the life of the agreements without the exchange of the underlying notional amount. As of March 31, 2025, the Company had interest rate swaps with a total notional amount of $150.0 million hedging fixed-rate residential mortgage loans.

For derivatives designated and that qualify as fair value hedges, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in interest income.

As of March 31, 2025 and December 31, 2024, the following amounts were recorded on the consolidated statements of condition related to cumulative basis adjustment for fair value hedges.

Line Item in the Statement of Financial Position in Which the Hedged Item is Included	Carrying Amount of the Hedged Assets/(Liabilities)	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets/(Liabilities)	Carrying Amount of the Hedged Assets/(Liabilities)	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets/(Liabilities)
	03/31/2025	03/31/2025	12/31/2024	12/31/2024
Fixed Rate Loans[1]	$149,514	$(486)	$149,175	$(825)
Total	$149,514	$(486)	$149,175	$(825)
[1] These amounts include the amortized cost basis of closed portfolios of fixed rate loans used to designate hedging relationships in which the hedged item is the stated amount of assets in the closed portfolio anticipated to be outstanding for the designated hedged period. At March 31, 2025 and December 31, 2024, the amortized cost basis of the closed portfolios used in these hedging relationships was $701.6 million and $711.0 million respectively; the cumulative basis adjustments associated with these hedging relationships was $486,000 and $825,000, respectively; and the amounts of the designated hedged items were $150.0 million for both periods.

Derivatives Not Designated as Hedging Instruments

The Company enters into interest rate swaps to help commercial loan borrowers manage their interest rate risk. These interest rate swap contracts allow borrowers to convert variable-rate loan payments to fixed-rate loan payments. When the Company enters into an interest rate derivative contract with a commercial loan borrower, it simultaneously enters into a “mirror” interest rate contract with a third-party. For interest rate swaps, the third-party exchanges the client’s fixed-rate loan payments for variable-rate loan payments. The Company's credit policies with respect to interest rate contracts with commercial borrowers are similar to those used for loans. The Company retains the risk that is associated with the potential failure of counterparties and the risk inherent in originating loans. The interest rate contracts with counterparties are generally subject to bilateral collateralization terms. These derivatives are not designated as hedges and therefore, changes in fair value are recognized in earnings.

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

Tabular Disclosure of Fair Values of Derivative Instruments on the Consolidated Statements of Condition

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the consolidated statements of condition as of March 31, 2025 and December 31, 2024.

Derivative Assets
March 31, 2025
(In thousands)	Notional Amount	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Interest Rate Products	$150,000	Other Assets	$514
Total derivatives designated as hedging instruments			$514

Derivatives not designated as hedging instruments
Interest Rate Products	$179,910	Other Assets	$3,020
Risk Participation Agreement	0	Other Assets	0
Total derivatives not designated as hedging instruments			$3,020

Derivative Assets
December 31, 2024
(In thousands)	Notional Amount	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Interest Rate Products	$150,000	Other Assets	$864
Total derivatives designated as hedging instruments			$864

Derivatives not designated as hedging instruments
Interest Rate Products	$175,865	Other Assets	$1,831
Risk Participation Agreement	0	Other Assets	0
Total derivatives not designated as hedging instruments			$1,831

Derivative Liabilities
March 31, 2025
(In thousands)	Notional Amount	Balance Sheet Location	Fair Value
Derivatives not designated as hedging instruments
Interest Rate Products	$179,910	Other Liabilities	$3,290
Risk Participation Agreement	53,629	Other Liabilities	117
Total derivatives not designated as hedging instruments			$3,407

December 31, 2024
(In thousands)	Notional Amount	Balance Sheet Location	Fair Value
Derivatives not designated as hedging instruments
Interest Rate Products	$178,646	Other Liabilities	$1,990
Risk Participation Agreement	44,387	Other Liabilities	83
Total derivatives not designated as hedging instruments			$2,073

Tabular Disclosure of the Effect of Fair Value and Cash Flow Hedge Accounting on the Consolidated Statements of Income

The table below presents the effect of the Company’s derivative financial instruments on the consolidated statements of income for the three months ended March 31, 2025 and 2024:

The Effect of Fair Value and Cash Flow Hedge Accounting on the Consolidated Statements of Income
	Location of Gain or (Loss) Recognized in Income on Derivative
	03/31/2025	03/31/2024
(In thousands)	Interest Income
Total amounts of income and expense line items presented in the statement of financial performance in which the effects of fair value or cash flow hedges are recorded	$294	$664
The effects of fair value and cash flow hedging:
Gain or (loss) on fair value hedging relationships in Subtopic 815-20
Interest contracts
Hedged items	340	(1,165)
Derivatives designated as hedging instruments	(46)	1,829

Tabular Disclosure of the Effect of Derivatives Not Designated as Hedging Instruments on the Income Statement

The table below presents the effect of the Company’s derivative financial instruments that are not designated as hedging instruments on the consolidated statements of income for the three months ending March 31, 2025 and March 31, 2024:

Effect of Derivatives Not Designated as Hedging Instruments on the Consolidated Statements of Income
Derivatives Not Designated as Hedging Instruments under Subtopic 815-20	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
		Three Months Ended
(In thousands)		03/31/2025	03/31/2024
Interest Rate Products	Other Income	$(111)	$36
Risk Participation Agreement	Other Income	25	72
Total		$(86)	$108

Fee Income	Other Income	$29	$239

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

As of March 31, 2025 and December 31, 2024, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $3.2 million and $1.3 million, respectively. As of March 31, 2025 and December 31, 2024, the Company has posted $2.4 million and $260,000, respectively, in collateral related to these agreements. The interest rate hedge counterparty has posted $0 and $890,000 of collateral in proportion to potential losses in the derivative position at March 31, 2025 and December 31, 2024, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

BUSINESS

Overview
Tompkins Financial Corporation ("Tompkins" or the "Company") is headquartered in Ithaca, New York and is registered as a Financial Holding Company with the Federal Reserve Board under the Bank Holding Company Act of 1956, as amended. The Company is a locally oriented, community-based financial services organization that offers a full array of products and services, including commercial and consumer banking, leasing, trust and investment management, financial planning and wealth management, and insurance services. At March 31, 2025, the Company had one wholly-owned banking subsidiary, Tompkins Community Bank. Tompkins Community Bank provides a full array of wealth management services under the Tompkins Financial Advisors brand, including investment management, trust and estate, financial and tax planning as well as life, disability and long-term care insurance services. The Company also has a wholly-owned insurance agency subsidiary, Tompkins Insurance Agencies, Inc. ("Tompkins Insurance"). The Company’s principal offices are located at 118 E. Seneca Street, P.O. Box 460, Ithaca, NY, 14850, and its telephone number is (888) 503-5753. The Company’s common stock is traded on the NYSE American under the Symbol "TMP."

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

Business Segments
Banking services consist primarily of attracting deposits from the areas served by Tompkins Community Bank, which has 54 banking offices (38 offices in New York and 16 offices in Pennsylvania) and using those deposits to originate a variety of commercial loans, agricultural loans, consumer loans, real estate loans, and leases. The Company’s lending function is managed within the guidelines of a comprehensive Board-approved lending policy. Reporting systems are in place to provide management with ongoing information related to loan production, loan quality, concentrations of credit, loan delinquencies, and nonperforming and potential problem loans. Banking services also include a full suite of products such as debit cards, credit cards, remote deposit, electronic banking, mobile banking, cash management, and safe deposit services.

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

OTHER IMPORTANT INFORMATION

The following discussion is intended to provide an understanding of the consolidated financial condition and results of operations of the Company for the three months ended March 31, 2025. It should be read in conjunction with the Company’s Audited Consolidated Financial Statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, and the Unaudited Consolidated Financial Statements and notes thereto included in Part I of this Quarterly Report on Form 10-Q.

In this Report, there are comparisons of the Company’s performance to that of a peer group, which is comprised of 191 domestic bank holding companies with $3 billion to $10 billion in total assets as defined in the Federal Reserve’s "Bank Holding Company Performance Report" for December 31, 2024 (the most recent report available). Although the peer group data is presented based upon financial information that is one fiscal quarter behind the financial information included in this report, the Company believes that it is relevant to include certain peer group information for comparison to current quarter numbers.

Forward-Looking Statements
This Quarterly Report on Form 10-Q contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The statements contained in this Report that are not statements of historical fact may include forward-looking statements that involve a number of risks and uncertainties. Forward-looking statements may be identified by use of such words as "may", "will", "estimate", "intend", "continue", "believe", "expect", "plan", or "anticipate", as well as the negative and other variations of these terms and other similar words. Examples of forward-looking statements may include statements regarding the asset quality of the Company's loan portfolios; the level of the Company's allowance for credit losses; the sufficiency of liquidity sources; the Company's exposure to changes in interest rates, and to new, changed, or extended government/regulatory expectations; the need to sell securities before recovery of amortized cost; the impact of changes in accounting standards; and trends, plans, prospects, growth and strategies. Forward-looking statements are made based on management’s expectations and beliefs concerning future events impacting the Company and are subject to uncertainties and factors relating to the Company’s operations and economic environment, all of which are difficult to predict and many of which are beyond the control of the Company, that could cause actual results of the Company to differ materially from those expressed and/or implied by forward-looking statements and historical performance. The following factors, in addition to those listed as Risk Factors in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2024, are among those that could cause actual results to differ materially from the forward-looking statements and historical performance: changes in general economic, market and regulatory conditions; our ability to attract and retain deposits and other sources of liquidity; gross domestic product growth and inflation trends; the impact of the interest rate and inflationary environment on the Company's business, financial condition and results of operations; other income or cash flow anticipated from the Company's operations, investment and/or lending activities; changes in laws and regulations affecting public companies, banks, bank holding companies and/or financial holding companies, including the Dodd-Frank Act, and other federal, state and local government mandates; the impact of any change in the FDIC insurance assessment rate or the rules and regulations related to the calculation of the FDIC insurance assessment amount; increased supervisory and regulatory scrutiny of financial institutions; technological developments and changes; cybersecurity incidents and threats; the ability to continue to introduce competitive new products and services on a timely, cost-effective basis; governmental and public policy changes, including environmental regulation; reliance on large customers and the geographic concentration of our business; the ability to access financial resources in the amounts, at the times, and on the terms required to support the Company's future businesses; and the economic impact, including potential market volatility, of national and global events, including the response to bank failures, war and geopolitical matters (including the war in Israel and surrounding regions and the war in Ukraine), tariffs and trade wars, widespread protests, civil unrest, political uncertainty, and pandemics or other public health crises. The Company does not undertake any obligation to update its forward-looking statements.

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

The Company’s methodology for estimating the allowance considers available relevant information about the collectability of cash flows, including information about past events, current conditions, and reasonable and supportable forecasts. Refer to "Financial Condition - Allowance for Credit Losses" below, and to Note 5 - "Allowance for Credit Losses" and Note 1 – "Summary of Significant Accounting Policies" in the Notes to Consolidated Financial Statements contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2024.

For information on the Company's significant accounting policies and to gain a greater understanding of how the Company’s financial performance is reported, refer to Note 1 – "Summary of Significant Accounting Policies" in the Notes to Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. Refer to Newly Adopted Accounting Standards" and "Accounting Standards Pending Adoption" in Note 2 - "Basis of Presentation" in the Notes to Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for a discussion of recent accounting standards updates.

Critical Accounting Estimates

The Company's significant accounting policies conform with GAAP and are described in Note 1 "Summary of Significant Accounting Policies" in the Notes to Consolidated Financial Statements contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2024. In applying those accounting policies, management of the Company is required to exercise judgment in determining many of the methodologies, assumptions and estimates to be utilized. Certain critical accounting estimates are more dependent on such judgment and in some cases may contribute to volatility in the Company's reported financial performance should the assumptions and estimates used change over time due to changes in circumstances. The most significant area in which management of the Company applies critical assumptions and estimates includes the following:

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

RESULTS OF OPERATIONS

Performance Summary
Net income for the first quarter of 2025 was $19.7 million or $1.37 diluted earnings per share, compared to $16.9 million or $1.18 diluted earnings per share for the same period in 2024. The increase in net income from the first quarter of 2024 was mainly a result of higher net interest income, driven by increased interest income on loans, stabilized funding costs, and growth in fee-based businesses and other income, partially offset by higher provision for credit loss expense.

Return on average assets ("ROA") for the quarter ended March 31, 2025 was 0.99%, compared to 0.87% for the quarter ended March 31, 2024. Return on average shareholders’ equity ("ROE") for the first quarter of 2025 was 10.96%, compared to 10.18% for the same period in 2024.

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

Banking Segment
The banking segment reported net income of $15.7 million for the first quarter of 2025, an increase of $2.1 million or 15.7% from net income of $13.6 million for the same period in 2024. The increase in net income for the first quarter of 2025 compared to the first quarter of 2024 was primarily due to an increase in net interest margin and other income, partially offset by an increase in provision expense.

Net interest income of $56.7 million for the first quarter of 2025 was up $6.0 million or 11.8% from the same period in 2024. The increase in net interest income was primarily due to higher yields on interest earning assets paired with a reduction in funding costs. The average yield on interest-earning assets benefited from a shift in the composition of average earning assets with growth in average loan balances, as well as higher average yields on loans and securities. The reduction in average funding cost was mainly a result of improved funding mix and lower rates on other borrowings.

The provision for credit loss expense was $5.3 million for the three months ended March 31, 2025, compared to a provision expense of $854,000 for the same period in 2024. The provision in the first quarter of 2025 was mainly driven by specific reserves on one commercial real estate relationship. For additional information, see the section titled "Financial Condition - Allowance for Credit Losses" below.

Noninterest income of $8.6 million for the three months ended March 31, 2025 was up $1.5 million or 21.6% compared to the same period in 2024. The increase in the three months ended March 31, 2025 from the same period in 2024 included a gain on the sale of other real estate owned ("OREO") of $1.9 million and an increase in loan sales of $381,000. These increases were partially offset by decreases in derivative fee income ($405,000) and card servicing fees ($313,000). Card services income in the first quarter of 2024 included a $255,000 sign-on bonus related to the renewal of a card services contract.

Noninterest expense of $39.7 million for the first quarter of 2025 was up $330,000 or 0.8% from the same period in 2024. Salary and employee benefits were up compared to the same period in 2024 mainly due to increased wages and health insurance. These increases were partially offset with decreases in technology expense and premises and furniture, fixtures and equipment expenses.

Insurance Segment
The insurance segment reported net income of $3.2 million for the three months ended March 31, 2025, which was up $780,000 or 32.6% compared to the first quarter of 2024. Noninterest income in the first quarter of 2025 increased by $1.2 million or 11.2% compared to the same period in 2024. Insurance commissions were up $680,000 or 7.6%, and contingency income was up $713,000 or 54.6%, compared to the first quarter of 2024.

Noninterest expenses were up $98,000 or 1.4% for the first quarter of 2025 compared to the first quarter of 2024 mainly due to increases in salaries and employee benefits.

Wealth Management Segment
The wealth management segment reported net income of $821,000 for the three months ended March 31, 2025, which was down $106,000 or 11.4% compared to the first quarter of 2024. The decrease in net income for the three month period ended March 31, 2025, compared to the same period in 2024, was mainly attributable to an increase in noninterest expense which outpaced revenue growth. Noninterest expense for the first quarter of 2025 increased by $312,000 or 8.2% compared to the same period of 2024. The increase in noninterest expense was mainly attributable to an increase in salaries and employee benefits and technology expense, which were up $152,000 and $104,000, respectively, for the first three months of 2025 compared to the same period in 2024.

Average Net Interest Income
The following tables show average interest-earning assets and interest-bearing liabilities, and the corresponding yield or cost associated with each, for each of the three month periods ended March 31, 2025 and 2024 and the prior quarter ended December 31, 2024:

Average Consolidated Statements of Condition and Net Interest Analysis (Unaudited)
	Quarter Ended			Quarter Ended			Quarter Ended
	March 31, 2025			December 31, 2024			March 31, 2024
(dollar amounts in thousands)	Average Balance (QTD)	Interest	Average Yield/Rate	Average Balance (QTD)	Interest	Average Yield/Rate	Average Balance (QTD)	Interest	Average Yield/Rate
ASSETS
Interest-earning assets
Interest-bearing balances due from banks	$16,424	$175	4.32%	$19,065	$235	4.90%	$12,202	$154	5.08%
Securities[1]
U.S. Government securities	1,598,785	9,441	2.39%	1,619,973	9,471	2.33%	1,756,122	10,303	2.36%
State and municipal[2]	85,893	554	2.62%	86,481	557	2.56%	89,886	570	2.55%
Total securities	1,687,953	10,048	2.41%	1,709,741	10,083	2.35%	1,849,286	10,933	2.38%
FHLBNY and FRB stock	31,983	711	9.01%	30,665	894	11.60%	34,613	601	6.99%
Total loans and leases, net of unearned income[2,3]	6,025,363	78,835	5.31%	5,931,771	79,126	5.31%	5,621,604	71,779	5.14%
Total interest-earning assets	7,761,723	89,769	4.69%	7,691,242	90,338	4.67%	7,517,705	83,467	4.47%
Other assets	294,855			282,490			283,420
Total assets	$8,056,578			$7,973,732			$7,801,125
LIABILITIES & EQUITY
Deposits
Interest-bearing deposits
Interest bearing checking, savings, & money market	$3,682,318	$16,093	1.77%	$3,661,006	$17,223	1.87%	$3,546,216	$15,036	1.71%
Time deposits	1,159,039	10,557	3.69%	1,076,300	10,331	3.82%	988,891	9,398	3.82%
Total interest-bearing deposits	4,841,357	26,650	2.23%	4,737,306	27,554	2.31%	4,535,107	24,434	2.17%
Federal funds purchased & securities sold under agreements to repurchase	47,653	41	0.35%	39,519	11	0.11%	48,779	13	0.10%
Other borrowings	561,983	6,109	4.41%	534,219	6,176	4.60%	622,951	8,061	5.21%
Total interest-bearing liabilities	5,450,993	32,800	2.44%	5,311,044	33,741	2.53%	5,206,836	32,508	2.51%
Noninterest bearing deposits	1,779,197			1,844,772			1,831,244
Accrued expenses and other liabilities	98,278			101,370			96,292
Total liabilities	7,328,468			7,257,186			7,134,373
Tompkins Financial Corporation Shareholders’ equity	728,110			715,299			665,333
Noncontrolling interest	0			1,247			1,419
Total equity	728,110			716,546			666,752
Total liabilities and equity	$8,056,578			$7,973,732			$7,801,125
Interest rate spread			2.25%			2.15%			1.95%
Tax-equivalent net interest income/margin on earning assets		56,969	2.98%		56,597	2.93%		50,959	2.73%
Tax-equivalent adjustment		(307)			(316)			(284)
Net interest income		$56,662			$56,281			$50,675
1 Average balances and yields on available-for-sale debt securities are based on historical amortized cost.
2 Interest income includes the tax effects of taxable-equivalent adjustments using an effective income tax rate of 21% in 2025 and 2024 to increase tax exempt interest income to taxable-equivalent basis.
3 Nonaccrual loans are included in the average asset totals presented above. Payments received on nonaccrual loans have been recognized as disclosed in Note 1 of the Company’s consolidated financial statements included in Part 1 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

Net Interest Income
Net interest income is the Company’s largest source of revenue, representing 69.4% of total revenues for the three months ended March 31, 2025, compared to 69.6% for the same period in 2024. Net interest income is dependent on the volume and composition of interest-earning assets and interest-bearing liabilities and the level of market interest rates. The above table shows average interest-earning assets and interest-bearing liabilities, and the corresponding yield or cost associated with each, for the periods indicated.

Net interest income for the three months ended March 31, 2025 of $56.7 million was up $6.0 million or 11.8% from the same period in 2024. The increase in net interest income compared to the same period in 2024 was mainly due to higher average loan balances and higher average loan yields, and lower funding costs resulting from improved funding mix. The average yield on interest-earning assets for the three months ended March 31, 2025 was up 22 basis points over the same period in 2024, while the average cost of interest-bearing liabilities was down 7 basis points over the same period.

Net interest margin for the three months ended March 31, 2025 was 2.98% compared to 2.93% for the most recent prior quarter, and 2.73% for the first quarter of 2024. The increase in net interest margin, when compared to the most recent prior quarter, was mainly due to lower funding costs reflecting a decrease in average deposit and borrowing rates. The increase in net interest margin when compared to the prior year period was mainly a result of higher yields on average interest earning assets and higher average loan balances, and lower funding costs resulting from improved funding mix.

Interest income for the three months ended March 31, 2025 was $89.8 million, up $6.3 million or 7.6% compared to the same period in 2024. The increase over the prior year period reflects higher average balances and higher average yields on interest-earning assets. The average yield on interest-earning assets increased 22 basis points from the same period in 2024, while average interest earning assets increased $244.0 million or 3.2%.

The increase in interest income was mainly in interest and fees on loans, driven by higher yields and higher average balances for the three months ended March 31, 2025, compared to the same period in 2024. Average loan balances for the first quarter of 2025 were up $403.8 million or 7.2% from the first quarter of 2024, while the 5.31% average yield on loans for the first quarter of 2025 was up 17 basis points from the average yield on loans for the first quarter of 2024. The first quarter of 2025 included the reversal of $450,000 of interest income related to one commercial real estate loan that was placed on nonaccrual during the quarter.

Interest income on securities, excluding dividends on FHLB stock, for the three months ended March 31, 2025, was down $883,000 or 8.1% as compared to the same period in 2024, as higher average yields were offset by lower average balances. The average yield on total securities for the first quarter of 2025 increased 3 basis points, while average balances for securities decreased $161.3 million, or 8.7%, from the same period in 2024.

Interest expense for the three months ended March 31, 2025 increased by $292,000 or 0.9% compared to the same period in 2024, reflecting growth in average interest-bearing deposits and a 6 basis point increase in average cost of interest-bearing deposits. The average cost of interest-bearing liabilities for the first quarter of 2025 was 2.44%, a decrease of 7 basis points from the first quarter of 2024, as a result of change in the mix of interest-bearing liabilities, with an increase in average interest-bearing deposits, partially offset by a decrease in average other borrowings, and a decrease in the average cost of borrowings.

Average interest-bearing deposits for the first quarter of 2025 were up $306.3 million or 6.8% over the same period in 2024. The growth was largely in average time deposits, which were up $170.1 million or 17.2% for the first quarter of 2025 compared to the same period in 2024, while the average cost of time deposits was down 13 basis points over the same period. Average other borrowings for the three months ended March 31, 2025 were down $61.0 million or 9.8% compared to the same period in 2024. The average rate paid on other borrowings for the first quarter of 2025 was down 80 basis points over the same period in 2024.

Provision for Credit Losses
The provision for credit losses represents management’s estimate of the amount necessary to maintain the allowance for credit losses at an appropriate level. The provision for credit losses for the three months ended March 31, 2025 was $5.3 million compared to $854,000 for the same period in 2024. The increase in provision expense for the first quarter of 2025 was largely the result of a specific reserve for one commercial real estate relationship based on an updated appraisal received at the end of the quarter. Included in the provision for credit losses for the first quarters of both 2025 and 2024 were provision expenses of $27,000 and $506,000, respectively, related to off-balance sheet exposures related to the commercial loan pipeline. Net charge-offs for the first quarter of 2025 were $733,000 compared to net charge-offs of $228,000 reported for the same period in 2024. The section captioned "Financial Condition – Allowance for Credit Losses" below has further details on the allowance for credit losses and asset quality metrics.

Noninterest Income
Noninterest income was $25.0 million for the first quarter of 2025, up 13.1% compared to the first quarter of 2024. Noninterest income represented 30.6% of total revenue for the three months ended March 31, 2025, compared to 30.4% for the same period in 2024.

Insurance commissions and fees of $11.6 million in the first quarter of 2025 were up $1.3 million or 13.1% compared to the same period in 2024. Insurance commissions were up $680,000 or 7.7%, while contingency income was up $713,000 or 54.6%, compared to the first quarter of 2024. Growth was mainly in commercial lines, driven by new business, rate increases related to current market conditions, and improved ratios as they relate to carrier profit-sharing calculations.

Wealth management fees of $5.1 million in the first quarter of 2025 were up $182,000 or 3.7% compared to the first quarter of 2024. The increase in investment services income for the three-month period ended March 31, 2025 was mainly a result of an increase in advisory revenue. Wealth management fees include trust services, financial planning, wealth management services, and brokerage related services and are generally based on the market value of assets within an account and are thus impacted by volatility in equity and bond markets. The fair value of assets managed by, or in custody of, Tompkins was $3.1 billion at March 31, 2025, down from $3.2 billion at March 31, 2024.

Card services income of $2.6 million in the first quarter of 2025 was down $313,000 or 10.6% compared to the same period in 2024. The prior year's results included a one-time $255,000 sign-on bonus associated with renewal of a card services contract.

Other income of $3.9 million in the first quarter of 2025 was up $1.6 million or 74.3% compared to the same period in 2024. The increase in the first quarter of 2025 compared to the same period in 2024 included a gain on the sale of OREO, up $1.9 million.

Noninterest Expense
Noninterest expense was $50.6 million for the first quarter of 2025, up $750,000 or 1.5% compared to the same period in 2024. Noninterest expense as a percentage of total revenue for the first quarter of 2025 was 61.9% compared to 68.5% for the same period in 2024.

Expenses associated with salaries and wages and employee benefits are the largest component of noninterest expense, representing 63.4% of total noninterest expense for the first quarter of 2025, unchanged from the first quarter of 2024. Salaries and wages and employee benefit expense for the three months ended March 31, 2025 were up $969,000 or 3.1% in 2024, driven by normal merit adjustments and increases in health insurance.

Income Tax Expense
The provision for income taxes was $6.1 million for an effective rate of 23.72% for the first quarter of 2025, compared to tax expense of $5.2 million and an effective rate of 23.52% for the same quarter in 2024. The effective rates differ from the U.S. statutory rate primarily due to the effect of tax-exempt income from loans, securities and life insurance assets, and the income tax effects associated with stock-based compensation.

FINANCIAL CONDITION

Total assets were $8.2 billion at March 31, 2025, up $90.6 million or 1.1% from December 31, 2024. Cash and cash equivalents were up $58.7 million or 43.7%, total loans were up $46.7 million or 0.8% and total securities were up $27.8 million or 1.8% compared to December 31, 2024. Total deposits were up $281.7 million or 4.4% from December 31, 2024, Federal funds purchased and securities sold under agreement to repurchase were up $85.9 million, and total borrowings were down $297.0 million or 37.6% from December 31, 2024.

Securities

As of March 31, 2025, the Company’s securities portfolio was $1.6 billion or 19.2% of total assets, compared to $1.5 billion or 19.1% of total assets at year-end 2024. The following table details the composition of the securities portfolio:

Available-for-Sale Debt Securities
	March 31, 2025		December 31, 2024
(In thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
U.S. Treasuries	$75,232	$72,509	$75,141	$71,497
Obligations of U.S. Government sponsored entities	399,006	387,448	398,648	380,280
Obligations of U.S. states and political subdivisions	85,483	76,883	86,328	77,694
Mortgage-backed securities - residential, issued by
U.S. Government agencies	65,124	60,651	68,130	63,254
U.S. Government sponsored entities	746,099	659,373	736,376	636,360
U.S. corporate debt securities	2,500	2,478	2,500	2,447
Total available-for-sale debt securities	$1,373,444	$1,259,342	$1,367,123	$1,231,532

Held-to-Maturity Debt Securities
	March 31, 2025		December 31, 2024
(In thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
U.S. Treasuries	$85,994	$76,526	$86,049	$74,688
Obligations of U.S. Government sponsored entities	226,483	198,294	226,413	192,607
Total held-to-maturity debt securities	$312,477	$274,820	$312,462	$267,295

The decrease in unrealized losses, which reflects the amount that amortized cost exceeds fair value, related to the available-for-sale debt and held-to-maturity debt portfolios was due primarily to changes in market interest rates during the first three months of 2025. Management’s policy is to purchase investment grade securities that on average have relatively short duration, which helps mitigate interest rate risk and provides sources of liquidity without significant risk to capital.

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

Management measures expected credit losses on held-to-maturity debt securities on a collective basis by major security type with each type sharing similar risk characteristics and considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts. Management has made the accounting policy election to exclude accrued interest receivable on held-to-maturity debt securities from the estimate of credit losses. As of March 31, 2025, the held-to- maturity portfolio consisted of U.S. Treasury securities and securities issued by U.S. government-sponsored enterprises, including The Federal National Mortgage Agency, the FHLB and the Federal Farm Credit Banks Funding Corporation. U.S. Treasury securities are backed by the full faith and credit of and/or guaranteed by the U.S. government, and it is expected that the securities will not be settled at prices less than the amortized cost bases of the securities. Securities issued by U.S. government agencies or U.S. government-sponsored enterprises carry the explicit and/or implicit guarantee of the U.S. government, are widely recognized as "risk-free," and have a long history of zero credit loss. As such, the Company did not record an allowance for credit losses for these securities as of March 31, 2025.

The Company did not recognize any net credit impairment charge to earnings on investment securities in the first quarter of 2025.

Loans and Leases
Loans and leases as of the end of the first quarter and prior year-end period were as follows:

(In thousands)	03/31/2025	12/31/2024
Commercial and industrial
Agriculture	$93,688	$110,007
Commercial and industrial other	877,151	855,568
Subtotal commercial and industrial	970,839	965,575
Commercial real estate
Construction	377,238	385,931
Agriculture	221,652	217,582
Commercial real estate other	2,827,282	2,776,304
Subtotal commercial real estate	3,426,172	3,379,817
Residential real estate
Home equity	205,512	204,194
Mortgages	1,366,441	1,366,646
Subtotal residential real estate	1,571,953	1,570,840
Consumer and other
Indirect	156	229
Consumer and other	90,621	96,163
Subtotal consumer and other	90,777	96,392
Leases	11,782	12,484
Total loans and leases	6,071,523	6,025,108
Less: unearned income and deferred costs and fees	(4,878)	(5,186)
Total loans and leases, net of unearned income and deferred costs and fees	$6,066,645	$6,019,922

The table below shows a more detailed break-out of CRE loans as of March 31, 2025 and December 31, 2024.

	03/31/2025		12/31/2024
(In thousands)	Balance	% CRE	Balance	% CRE
Construction	$377,238	11.01%	$385,931	11.40%
Multi-family/Single family real estate	708,649	20.68%	677,532	20.05%
Agriculture	221,652	6.47%	217,582	6.44%
Retail[1]	453,470	13.24%	429,562	12.71%
Hotels/motels	180,793	5.28%	182,437	5.40%
Office space[2]	232,417	6.78%	232,469	6.88%
Industrial[3]	246,998	7.21%	243,616	7.21%
Mixed Use	342,663	10.00%	344,708	10.20%
Medical[4]	152,388	4.45%	148,009	4.38%
Other	509,904	14.88%	517,971	15.33%
Total	$3,426,172	100.00%	$3,379,817	100.00%
[1]Retail included 2.52% and 2.68%, respectively, of owner occupied real estate at March 31, 2025 and December 31, 2024.
[2]Office space included 1.43% and 1.36%, respectively, of owner occupied real estate at March 31, 2025 and December 31, 2024.
[3]Industrial included 2.69% and 2.27%, respectively, of owner occupied real estate at March 31, 2025 and December 31, 2024.
[4]Medical included 2.62% and 2.45%, respectively, of owner occupied real estate at March 31, 2025 and December 31, 2024.

Total loans and leases of $6.1 billion at March 31, 2025 were up $46.7 million or 0.8% from December 31, 2024. The increase was mainly in commercial real estate loans, which were up $46.4 million or 1.4%, to $3.4 billion at March 31, 2025. As of March 31, 2025, total loans and leases represented 74.0% of total assets compared to 74.2% of total assets at December 31, 2024.

Residential real estate loans, including home equity loans, were $1.6 billion at March 31, 2025, and were in line with December 31, 2024, and comprised 25.9% of total loans and leases at March 31, 2025. Changes in residential loan balances are impacted by the Company’s decision to retain these loans or sell them in the secondary market due to interest rate considerations. The Company’s Asset/Liability Committee meets regularly and establishes standards for selling and retaining residential real estate mortgage originations. These residential real estate loans are generally sold to Federal Home Loan Mortgage Corporation ("FHLMC") or State of New York Mortgage Agency ("SONYMA") without recourse in accordance with standard secondary market loan sale agreements. These residential real estate loans also are subject to customary representations and warranties made by the Company, including representations and warranties related to gross incompetence or negligence, and fraud. The Company has not had to repurchase any loans as a result of these representations and warranties.

During the first three months of 2025 and 2024, the Company sold residential loans totaling $11.6 million and $1.1 million, respectively, recognizing gains on these sales of $454,000 and $73,000, respectively. These residential real estate loans were sold without recourse in accordance with standard secondary market loan sale agreements. When residential mortgage loans are sold, the Company typically retains all servicing rights, which provides the Company with a source of fee income. Mortgage servicing rights totaled $1.2 million at March 31, 2025 and $1.1 million December 31, 2024.

Commercial real estate loans and commercial and industrial loans totaled $3.4 billion and $970.8 million, respectively, and represented 56.5% and 16.0%, respectively, of total loans at March 31, 2025. The commercial real estate loans and commercial and industrial loans as of March 31, 2025 were up $46.4 million or 1.4% and $5.3 million or 0.5% over year-end 2024, respectively.

As of March 31, 2025, agriculturally-related loans totaled $315.3 million or 5.2% of total loans and leases, compared to $327.6 million or 5.4% of total loans and leases at December 31, 2024. Agriculturally-related loans include loans to dairy farms and crop farms. Agricultural-related loans are primarily made based on identified cash flows of the borrower with consideration given to underlying collateral, personal guarantees, and government related guarantees. Agriculturally-related loans are generally secured by the assets or property being financed or other business assets such as accounts receivable, livestock, equipment or commodities/crops.

The Company has adopted comprehensive lending policies, underwriting standards and loan review procedures. Management reviews these policies and procedures on a regular basis. The Company discussed its lending policies and underwriting guidelines for its various lending portfolios in Note 4 – "Loans and Leases" in the Notes to Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. There have been no significant changes in these policies and guidelines since the date of that report. The Company’s Board of Directors approves the lending policies at least annually. The Company recognizes that exceptions to policy guidelines may occasionally occur and has established procedures for approving exceptions to these policy guidelines. Management has also implemented reporting systems to monitor loan originations, loan quality, concentrations of credit, loan delinquencies and nonperforming loans and potential problem loans.

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

Allowance for Credit Losses

The tables below represent the allowance for credit losses as of March 31, 2025, December 31, 2024, and March 31, 2024. The tables provide, as of the dates indicated, an allocation of the allowance for credit losses for inherent loan losses by type. The allocation is neither indicative of the specific amounts or the loan categories in which future charge-offs may occur, nor is it an indicator of future loss trends. The allocation of the allowance for credit losses to each category does not restrict the use of the allowance to absorb losses in any category.

(In thousands)	03/31/2025	12/31/2024	03/31/2024
Allowance for credit losses
Commercial and industrial	$8,618	$7,684	$7,586
Commercial real estate	39,308	35,837	31,467
Residential real estate	11,542	11,345	11,181
Consumer and other	1,497	1,568	1,396
Finance leases	58	62	74
Total	$61,023	$56,496	$51,704
Allowance for credit losses as a percentage of total loans and leases	1.01%	0.94%	0.92%
Allowance/nonperforming loans and leases	85.85%	111.06%	82.47%

Activity in the Company’s allowance for credit losses during the first three months of 2025 and 2024 is illustrated in the table below:

Analysis of the Allowance for Credit Losses
(In thousands)	03/31/2025	03/31/2024
Average loans outstanding during period	$6,025,363	$5,621,604
Balance of allowance at beginning of year	56,496	51,584
LOANS CHARGED-OFF:
Commercial and industrial	185	0
Commercial real estate	0	0
Residential real estate	0	0
Consumer and other	779	445
Total loans charged-off	$964	$445
RECOVERIES OF LOANS PREVIOUSLY CHARGED-OFF:
Commercial and industrial	42	7
Commercial real estate	2	2
Residential real estate	27	120
Consumer and other	160	88
Total loans recovered	$231	$217
Net loans charged-off (recovered)	733	228
Provision for credit losses related to loans	5,260	348
Balance of allowance at end of period	$61,023	$51,704
Annualized net charge-offs (recoveries) on loans to average total loans and leases during the period	0.05%	0.02%

As of March 31, 2025, the allowance for credit losses was $61.0 million, up $4.5 million or 8.0% compared to December 31, 2024, and up $9.3 million or 18.0% compared to March 31, 2024. The allowance for credit losses as a percentage of total loans measured 1.01% at March 31, 2025, up from 0.94% reported at December 31, 2024, and 0.92% at March 31, 2024.

The increase in the allowance for credit losses coverage ratio over prior quarter end and the end of the prior year first quarter was mainly driven by specific reserves on an individually analyzed nonaccrual commercial real estate credit and updates to economic forecasts for unemployment and GDP. These were partially offset by lower qualitative reserves related to asset quality measures. A specific reserve of $4.2 million was added to one commercial real estate relationship totaling $18.1 million. The specific reserve reflects the estimated decrease in fair value of the collateral based on a new appraisal received at the end of the quarter which is currently under internal review. The property currently generates positive cash flow and a majority of it is tenant occupied.

The ratio of the allowance to nonperforming loans and leases was 85.85% at March 31, 2025, compared to 111.06% at December 31, 2024, and 82.47% at March 31, 2024. The decrease in the ratio compared to year-end 2024 was due to an increase in nonperforming loans and leases. The increase in nonperforming loans at quarter-end March 31, 2025 compared to prior quarter-end was mainly due to the addition of one commercial real estate loan of $17.3 million being moved into nonperforming loans and leases during the first quarter of 2025, which was previously included in loans past due 30-89 days. The Company believes that the existing collateral securing the loans is sufficient to cover the exposure as of March 31, 2025. The Company’s nonperforming loans and leases are mostly comprised of collateral-dependent loans with limited exposure or loans that require limited specific reserve due to the level of collateral available with respect to these loans and/or previous charge-offs.

The provision expense for credit losses for loans is based upon the Company's quarterly evaluation of the appropriateness of the allowance for credit losses. The provision for credit losses for the first quarter of 2025 was $5.3 million compared to $854,000 for the first quarter of 2024. The increase in provision expense is reflective of the previously discussed specific reserve on one commercial real estate relationship, updated economic forecasts, loan growth, and slight improvement in performance metrics within the commercial real estate portfolio. Net charge-offs for the three months ended March 31, 2025 were $733,000, compared to $857,000 for the fourth quarter of 2024, and $228,000 for the same period in 2024.

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

For the three months ended March 31, 2025, the provision for credit losses on off-balance sheet credit exposures was $27,000 compared to $506,000 for the same period in 2024. The year-over-year decrease in provision expense was mainly a result of decreases in off-balance sheet exposures related to the commercial loan pipeline.

Analysis of Past Due and Nonperforming Loans
(In thousands)	03/31/2025	12/31/2024	03/31/2024
Loans 90 days past due and accruing
Residential real estate	$1	$9	$0
Consumer and other	186	314	151
Total loans 90 days past due and accruing	$187	$323	$151
Nonaccrual loans
Commercial and industrial	2,477	1,542	4,267
Commercial real estate	51,155	32,590	43,235
Residential real estate	17,141	16,278	14,729
Consumer and other	118	138	313
Total nonaccrual loans	$70,891	$50,548	$62,544
Total nonperforming loans and leases	$71,078	$50,871	$62,695
Other real estate owned	81	14,314	0
Total nonperforming assets	$71,159	$65,185	$62,695
Total nonperforming loans and leases as percentage of total loans and leases	1.17%	0.85%	1.11%
Total nonperforming assets as percentage of total assets	0.87%	0.80%	0.81%

Asset quality measures at March 31, 2025 were mixed compared to December 31, 2024. Loans internally-classified Special Mention or Substandard totaled $110.8 million at March 31, 2025, down $316,000 or 0.3% compared to December 31, 2024. Loans past due 30-89 days totaled $12.3 million at March 31, 2025, down $16.5 million from year-end 2024.

Nonperforming assets include loans past due 90 days and accruing, nonaccrual loans, and foreclosed real estate/other real estate owned. Total nonperforming assets of $71.2 million at March 31, 2025 were up $6.0 million or 9.2% compared to December 31, 2024, and up $8.5 million or 13.5% compared to March 31, 2024. Nonperforming assets represented 0.87% of total assets at March 31, 2025, up from 0.80% at December 31, 2024, and 0.81% at March 31, 2024. Our peer group's average ratio of nonperforming assets to total assets was 0.49% at December 31, 2024. The increase in nonperforming assets at March 31, 2025 compared to year-end 2024 was mainly due to a $17.3 million commercial real estate loan being placed on nonaccrual during the quarter; this loan was previously included in loans past due 30-89 days. The Company believes that the existing collateral securing the loan is sufficient to cover the exposure as of March 31, 2025. The addition of this loan was partially offset by the sale of $14.3 million other real estate owned property during the quarter.

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

The Company, through its internal loan review function, identified 15 commercial relationships totaling $23.8 million at March 31, 2025 that were potential problem loans. At December 31, 2024, the Company had identified 16 relationships totaling $41.2 million that were potential problem loans. Of the 15 commercial relationships at March 31, 2025 that were Substandard, there were 3 relationships that equaled or exceeded $1.0 million, which in aggregate totaled $19.8 million, the largest of which was $16.1 million. The potential problem loans remain in a performing status due to a variety of factors, including payment history, the value of collateral supporting the credits, and personal or government guarantees. These factors, when considered in the aggregate, give management reason to believe that the current risk exposure on these loans does not warrant accounting for these loans as nonperforming. However, these loans do exhibit certain risk factors, which have the potential to cause them to become nonperforming. Accordingly, management’s attention is focused on these credits, which are reviewed on at least a quarterly basis.

Capital

Total equity was $741.4 million at March 31, 2025, an increase of $27.9 million or 3.9% from December 31, 2024. The increase was mainly a result of the decrease in accumulated other comprehensive loss, reflecting the change in unrealized loss on available-for-sale debt securities from an unrealized loss of $101.7 million at December 31, 2024 to an unrealized loss of $85.6 million at March 31, 2025, and a $10.7 million or 2.0% increase in retained earnings from year-end 2024.

Additional paid-in capital decreased from $300.1 million at December 31, 2024 to $299.0 million at March 31, 2025. The decrease was primarily attributable to a $2.0 million payment of deferred stock compensation pursuant to the Company’s Second Amended and Restated Retainer Plan For Eligible Directors, partially offset by $0.9 million related to stock-based compensation expense. Retained earnings increased by $10.7 million from $537.2 million at December 31, 2024 to $547.9 million at March 31, 2025, reflecting net income of $19.7 million less dividends paid of $8.9 million. Accumulated other comprehensive loss decreased from a net loss of $118.5 million at December 31, 2024 to a net loss of $102.2 million at March 31, 2025, reflecting a $16.1 million decrease in unrealized losses on available-for-sale debt securities due to changes in market rates coupled with a $165,000 decrease related to post-retirement benefit plans.

Cash dividends paid in the first three months of 2025 totaled approximately $8.9 million or $0.62 per common share, representing 45.5% of year to date 2025 earnings through March 31, 2025, and up 3.5% compared to cash dividends of $8.6 million or $0.60 per common share paid in the first three months of 2024.

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

The following table provides a summary of the Company’s capital ratios as of March 31, 2025:

Regulatory Capital Analysis
March 31, 2025	Actual		Minimum Capital Required - Basel III Fully Phased-In		Well Capitalized Requirement
(dollar amounts in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk weighted assets)	$812,515	13.28%	$642,654	10.50%	$612,052	10.00%
Tier 1 Capital (to risk weighted assets)	$750,001	12.25%	$520,244	8.50%	$489,641	8.00%
Tier 1 Common Equity (to risk weighted assets)	$750,001	12.25%	$428,436	7.00%	$397,834	6.50%
Tier 1 Capital (to average assets)	$750,001	9.31%	$322,109	4.00%	$402,637	5.00%

As of March 31, 2025, the Company’s capital ratios exceeded the minimum required capital ratios plus the fully phased-in capital conservation buffer, and the minimum required capital ratios for well capitalized institutions. The capital levels required to be considered well capitalized, presented in the above table, are based upon prompt corrective action regulations, as amended to reflect the changes under Basel III Capital Rules.

Total capital as a percentage of risk weighted assets was 13.3% at March 31, 2025, up from 13.1% as of December 31, 2024. Tier 1 capital as a percentage of risk weighted assets was 12.3% as of March 31, 2025, an increase from 12.1% at year-end 2024. Tier 1 capital as a percentage of average assets was 9.3% at March 31, 2025, unchanged from December 31, 2024. Common equity Tier 1 capital was 12.3% at the end of the first quarter of 2025, up from 12.1% at the end of 2024.

As of March 31, 2025, the capital ratios for the Company’s subsidiary bank also exceeded the minimum required capital ratios plus the fully phased-in capital conservation buffer, and the minimum required capital ratios for well capitalized institutions.

Deposits and Other Liabilities

Total deposits of $6.8 billion at March 31, 2025 were up $281.7 million or 4.4% from December 31, 2024. The increase from year-end was primarily in checking, money market and savings balances, which collectively were up $190.9 million or 5.4% and time deposits, up $115.2 million or 10.8%. The increase was partially offset by decreases in non-interest bearing deposits, down $24.4 million or 1.3%. The increase in checking, money market and savings balances was mainly in municipal and ICS deposits and business money market deposits. The increase in time deposits included a $99.8 million increase in brokered deposits.

The Company is a participant in the IntraFi Network's IntraFi Cash Service (ICS) and Certificate of Deposit Account Registry Service (CDARS) programs. The Company uses these deposit sweep services to place customer funds from interest-bearing demand accounts, money market accounts, and/or time deposits to be placed with other participating network banks. Customer funds are placed at one or more participating banks to ensure that each deposit customer is eligible for the full amount of FDIC insurance. As a program participant, we receive reciprocal amounts of deposits from other participating network banks equal to the amount of our customer funds placed in the IntraFi Network. In addition to the reciprocal funding programs, the Company may utilize both the ICS and CDARS programs to obtain wholesale funding through One-Way Buy transactions. Funds obtained using one-way buy transactions are classified as brokered deposits. At March 31, 2025 the Company held $15.4 million in CDARS one-way buy funds.

The most significant source of funding for the Company is core deposits. The Company defines core deposits as total deposits less time deposits of $250,000 or more, brokered deposits, and municipal money market deposits and reciprocal deposit relationships with municipalities. Core deposits increased by $82.1 million or 1.6% from year-end 2024, to $5.3 billion at March 31, 2025. Core deposits represented 79.1% of total deposits at March 31, 2025, compared to 81.3% of total deposits at December 31, 2024.

The Company uses both retail and wholesale repurchase agreements. Retail repurchase agreements are arrangements with local customers of the Company in which the Company agrees to sell securities to the customer with an agreement to repurchase those securities at a specified later date. Retail repurchase agreements totaled $43.0 million at March 31, 2025 and $37.0 million at December 31, 2024. Management generally views local repurchase agreements as an alternative to large time deposits.

The Company has established several unsecured Federal funds purchased lines through various correspondent bank relationships, totaling $149.0 million. At March 31, 2025, $80.0 million of overnight Federal funds purchased was outstanding. There were no outstanding Federal funds purchased at December 31, 2024.

The Company’s other borrowings totaled $493.2 million at March 31, 2025, compared to $790.2 million at December 31, 2024. The increase in deposit balances, including brokered deposits, compared to year-end 2024, and the increase in Federal funds purchased, contributed to the decrease in other borrowings. Other borrowings at March 31, 2025 included $250.0 million in overnight advances from the FHLB and $243.2 million of FHLB term advances. The $790.2 million in other borrowings at December 31, 2024 included $247.0 million in overnight advances from the FHLB and $543.2 million in term advances from the FHLB. Of the $243.2 million in FHLB term advances at March 31, 2025, $100.0 million was due in over one year.

Liquidity

The objective of liquidity management is to ensure the availability of adequate funding sources to satisfy the demand for credit, deposit withdrawals, and business investment opportunities. The Company’s core deposit base and strong capital position are the foundation for the Company’s liquidity position. The Company uses a variety of resources to meet its liquidity needs, which include deposits, cash and cash equivalents, short-term investments, cash flow from lending and investing activities, repurchase agreements, and borrowings. The Company's Asset/Liability Management Committee reviews periodic reports on liquidity and interest rate sensitivity positions. Comparisons with industry and peer groups are also monitored. The Company’s strong reputation in the communities it serves, along with its strong financial condition, provides access to numerous sources of liquidity as described below. Management believes these diverse liquidity sources provide sufficient means to meet all demands on the Company’s liquidity that are reasonably likely to occur. Management measures liquidity, including the level of cash, unencumbered securities, and the availability of dependable borrowing sources. Liquidity sources including cash, unencumbered securities, discount window availability and FHLB capacity represented 18.6% of total assets at March 31, 2025. In addition, the Company maintains board policy limits requiring that on-balance sheet liquidity, which includes liquid assets including cash, overnight funds sold, short-term investments, fair value of encumbered investment securities, and the guaranteed portion of government & agency loans, remain above 3% of total assets. As of the end of the first quarter of 2025, this ratio was 11.4%.

Core deposits, discussed above under "Deposits and Other Liabilities", are a primary and low-cost funding source obtained primarily through the Company’s branch network. In addition to core deposits, the Company uses non-core funding sources to support asset growth. These non-core funding sources include time deposits of $250,000 or more, brokered deposits, municipal money market deposits, reciprocal deposits, bank borrowings, securities sold under agreements to repurchase, overnight and term advances from the FHLB, and other funding sources. Rates and terms are the primary determinants of the mix of these funding sources. Non-core funding sources of $2.0 billion at March 31, 2025 decreased $11.4 million or 0.6% as compared to year end 2024. Non-core funding sources, as a percentage of total liabilities, were 27.2% at March 31, 2025, compared to 27.5% at December 31, 2024.

Non-core funding sources may require securities to be pledged against the underlying liability. Securities carried at $852.4 million at March 31, 2025, and $904.2 million at December 31, 2024, were either pledged or sold under agreements to repurchase. Pledged securities represented 50.5% of total securities at March 31, 2025, compared to 53.8% of total securities at December 31, 2024.

Cash and cash equivalents totaled $193.1 million as of March 31, 2025 which increased from $134.4 million at December 31, 2024. Short-term investments, consisting of securities due in one year or less, increased from $99.2 million at December 31, 2024 to $120.0 million at March 31, 2025.

Cash flow from the loan and investment portfolios provides a significant source of liquidity. These assets may have stated maturities in excess of one year, but have monthly principal reductions. Total mortgage-backed securities, at fair value, were $720.0 million at March 31, 2025 compared with $699.6 million at December 31, 2024. Outstanding principal balances of residential mortgage loans, consumer loans, and leases totaled approximately $1.7 billion at March 31, 2025, unchanged compared with December 31, 2024. Aggregate amortization from monthly payments on these assets provides significant additional cash flow to the Company.

The Company's liquidity is enhanced by ready access to national and regional wholesale funding sources including Federal funds purchased, repurchase agreements, brokered deposits, Federal Reserve Bank Discount Window advances and FHLB advances. Through its subsidiary bank, the Company has borrowing relationships with the FHLB, the Federal Reserve Bank and correspondent banks, which provide secured and unsecured borrowing capacity. As a member of the FHLB, the Company can use certain unencumbered mortgage-related assets and securities to secure borrowings from the FHLB. At March 31, 2025, the Company's established borrowing capacity with the FHLB was $1.5 billion, with available unencumbered mortgage-related assets of $587.6 million. Additional assets may also qualify as collateral for FHLB advances, upon approval of the FHLB. Through various programs at the Federal Reserve Bank, the Company has the ability to use certain unencumbered loans and securities to secure borrowings from the Federal Reserve Bank's Discount Window. At March 31, 2025 the available borrowing capacity with the Federal Reserve Bank was $135.2 million, secured by loans. In addition to the available borrowing lines at the FHLB and Federal Reserve Bank, the Company maintains $687.7 million of unencumbered securities which could be pledged to further enhance secured borrowing capacity.

Non-GAAP Disclosure

The following table includes disclosure of non-GAAP financial measures. Tangible common equity, a non-GAAP financial measure, is total stockholders' equity less intangible assets. Tangible book value per share is tangible equity divided by total shares issued and outstanding. These measures adjust common equity per share to exclude the effects of goodwill and intangible amortization expense on earnings, equity, and capital. The Company believes the non-GAAP measures provide meaningful comparisons of our underlying operational performance and facilitate management's and investors' assessments of business and performance trends in comparison to others in the financial services industry. These non-GAAP financial measures should not be considered in isolation or as a measure of the Company's profitability or liquidity; they should be considered as supplemental in nature and not as a substitute for the related financial information prepared in accordance with GAAP. Tangible book value per share as presented herein may be different from non-GAAP financial measures used by other companies, and may not be comparable to similarly titled measures reported by other companies. Further, the Company may utilize other measures to illustrate performance in the future. Non-GAAP financial measures have limitations since they do not reflect all of the amounts associated with the Company's results of operations as determined in accordance with GAAP.

Reconciliation of Tangible Book Value Per Share (non-GAAP) to Common Equity Book Value Per Share (GAAP)
	Quarter-Ended	Year-ended
(In thousands, except share and per share data)	03/31/2025	12/31/2024
Total common equity (GAAP)	$741,377	$713,444
Less: Goodwill and intangibles	93,586	93,670
Tangible common equity (Non-GAAP)	647,791	619,774
Ending shares outstanding	14,433,873	14,436,363
Common equity book value per share (GAAP)	$51.36	$49.42
Tangible book value per share (Non-GAAP)	$44.88	$42.93

Item 3. Quantitative and Qualitative Disclosure About Market Risk

Interest rate risk is the primary market risk category associated with the Company's operations. Interest rate risk refers to the volatility of earnings caused by changes in interest rates. The Company manages interest rate risk using income simulation to measure interest rate risk inherent in its on-balance sheet and off-balance sheet financial instruments at a given point in time. The simulation models are used to estimate the potential effect of interest rate shifts on net interest income for future periods. Each quarter the Company's Asset/Liability Management Committee reviews the simulation results to determine whether the exposure of net interest income to changes in interest rates remains within Board-approved levels. The Committee also considers strategies to manage this exposure and incorporates these strategies into the investment and funding decisions of the Company. The Company uses derivatives to manage various risks and to accommodate the business requirements of its customers. Additional information on derivatives is available in "Note 13 Derivatives and Hedging Activities" in the Notes to Unaudited Consolidated Financial Statements in Part I, "Financial Statements" of this Report on Form 10-Q.

The Company's Board of Directors has set a policy that interest rate risk exposure will remain within a range whereby net interest income will not decline by more than 10% in one year as a result of a 100 basis point parallel change in rates. Based upon the most recent simulation analysis performed as of February 28, 2025, a 200 basis point parallel upward change in interest rates over a one-year time frame would result in a one-year decrease in net interest income from the base case of approximately 3.4%, while a 200 basis point parallel decline in interest rates over a one-year period would result in a one year increase in net interest income of 3.3% from the base case. This simulation assumes no balance sheet growth, no changes in balance sheet mix, deposit rates move in a manner that reflects the historical relationship between deposit rate movement and changes in Federal funds rate, and no management action to address balance sheet mismatches.

The decrease in net interest income in the rising rate scenario is a result of the balance sheet showing a more liability sensitive position over a one year time horizon. As such, in a rising rate scenario, in the short-term, net interest income would be expected to trend slightly below the base assumption, as upward adjustments to rate sensitive deposits and short-term funding outpace increases to asset yields which are concentrated in intermediate to longer-term products. As intermediate and longer- term assets continue to reprice/adjust into higher rate environment and funding costs stabilize, the simulation shows net interest income would be expected to trend upwards.

The 200 basis point decline scenario increases net interest income slightly in the first year as a result of the Company's assets repricing downward to a lesser degree than the rates on the Company's interest-bearing liabilities, mainly deposits and overnight borrowings. The model assumes that prepayments accelerate in the down interest rate environment resulting in additional pressure on asset yields as proceeds are reinvested at lower rates.

The most recent simulation of a base case scenario, which in addition to the above assumptions, also assumes interest rates remain unchanged from the date of the simulation, reflects a net interest margin that is increasing over the next 12 to 18 months.

Although the simulation model is useful in identifying potential exposure to interest rate movements, actual results may differ from those modeled as the repricing, maturity, balance sheet mix, and prepayment characteristics of financial instruments may change to a different degree than modeled. In addition, the model does not reflect actions that management may employ to manage the Company's interest rate risk exposure. The Company's current liquidity profile, capital position, and growth prospects offer a level of flexibility for management to take actions that could offset some of the negative effects of unfavorable movements in interest rates. Management believes the current exposure to changes in interest rates is not significant in relation to the earnings and capital strength of the Company.

In addition to the simulation analysis, management assesses the Company's exposure to changes in interest rates using an interest rate gap measure. The table below is a Condensed Static Gap Report, which illustrates the anticipated repricing intervals of assets and liabilities as of March 31, 2025. The Company’s one-year net interest rate gap was a negative $464.9 million or 5.67% of total assets at March 31, 2025, compared with a negative $565.8 million or 6.98% of total assets at December 31, 2024. A negative gap position exists when the amount of interest-bearing liabilities maturing or repricing exceeds the amount of interest-earning assets maturing or repricing within a particular time period. This analysis suggests that the Company’s net interest income contains a higher degree of risk in a rising rate environment over the next 12 months. An interest rate gap measure could be significantly affected by external factors such as a rise or decline in interest rates, loan or securities prepayments, and deposit withdrawals.

Condensed Static Gap - March 31, 2025			Repricing Interval
(In thousands)	Total	0-3 months	3-6 months	6-12 months	Cumulative 12 months

Interest-earning assets[1]	$7,894,160	$1,641,836	$312,031	$651,474	$2,605,341
Interest-bearing liabilities	5,549,669	2,402,072	347,330	320,790	3,070,192
Net gap position		(760,236)	(35,299)	330,684	(464,851)
Net gap position as a percentage of total assets		(9.27)%	(0.43)%	4.03%	(5.67)%
 1 Balances of available securities are shown at amortized cost

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2025.

Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this Report on Form 10-Q, the Company’s disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting
There were no changes in the Company's internal control over financial reporting that occurred during the quarter ended March 31, 2025, that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

The Company is subject to various claims and legal actions that arise in the ordinary course of conducting business. As of March 31, 2025, management, after consultation with legal counsel, does not anticipate that the aggregate ultimate liability arising out of litigation pending or threatened against the Company or its subsidiaries will be material to the Company's consolidated financial position. On at least a quarterly basis, the Company assesses its liabilities and contingencies in connection with such legal proceedings. Although the Company does not believe that the outcome of pending litigation will be material to the Company's consolidated financial position, it cannot rule out the possibility that such outcomes will be material to the consolidated results of operations for a particular reporting period in the future.

Item 1A. Risk Factors

There have been no material changes in the risk factors previously disclosed under Item 1A. of the Company’s Annual Report on Form 10-K, for the fiscal year ended December 31, 2024.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

On January 6, 2025, we issued an aggregate of 549 shares of our common stock to non-employee members of our Board of Directors who elected to receive all or a portion of their quarterly director retainer fees in Company stock pursuant to the Company’s Second Amended and Restated Retainer Plan For Eligible Directors of Tompkins Financial Corporation and Its Wholly-Owned Subsidiaries (the "Director Retainer Plan"). These shares were valued based on the closing market price per share of our common stock of $67.06 on January 6, 2025, for an aggregate value of $36,815.94. The shares were issued to our non-employee directors in private transactions exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended.

Issuer Purchases of Equity Securities

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
	(a)	(b)	(c)	(d)
January 1, 2025 through January 31, 2025	2,171	$67.29	0	400,000
February 1, 2025 through February 28, 2025	802	68.69	0	400,000
March 1, 2025 through March 31, 2025	0	0	0	400,000
Total	2,973	$71.27	0	400,000

Included above are 2,018 shares purchased in January 2025, at an average cost of $67.07, and 573 shares purchased in February 2025, at an average cost of $65.65, at the direction of the trustee of the rabbi trust established by the Company under the Director Retainer Plan for eligible directors who elected to receive deferred stock compensation under such plan. In addition, the table includes 153 and 229 shares delivered to the Company in January 2025 and February 2025, respectively, at an average cost of $70.07 and $65.65, respectively, to satisfy mandatory tax withholding requirements upon vesting of restricted stock under the 2019 Equity Plan.

On July 20, 2023, the Company’s Board of Directors authorized a share repurchase plan (the “2023 Repurchase Plan”) under which the Company may repurchase up to 400,000 shares of the Company’s common stock over the 24 months following adoption of the plan. Shares may be repurchased from time to time under the 2023 Repurchase Plan in open market transactions at prevailing market prices, in privately negotiated transactions, or by other means in accordance with federal securities laws. The repurchase program may be suspended, modified or terminated by the Board of Directors at any time for any reason. As of March 31, 2025, no shares had been repurchased under the 2023 Repurchase Plan.

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
** Attached as Exhibit 101 to this report are the following formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Condition as of March 31, 2025 and December 31, 2024; (ii) Consolidated Statements of Income for the three months ended March 31, 2025 and 2024; (iii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2025 and 2024; (iv) Consolidated Statements of Cash Flows for the three months ended March 31, 2025 and 2024; (v) Consolidated Statements of Changes in Shareholders' Equity for the three months ended March 31, 2025 and 2024; and (vi) Notes to Unaudited Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:     May 6, 2025

TOMPKINS FINANCIAL CORPORATION

By:	/s/ Stephen S. Romaine
Stephen S. Romaine
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Matthew D. Tomazin
Matthew D. Tomazin
Executive Vice President, Chief Financial Officer, and Treasurer
(Principal Financial Officer)