Form 10-Q
period 2025-06-30
TOMPKINS FINANCIAL CORP
filed 2025-08-05
CIK 1005817

United States
Securities and Exchange Commission
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

Indicate the number of shares of the Registrant's Common Stock outstanding as of the latest practicable date: 14,431,575 shares as of August 1, 2025.

TOMPKINS FINANCIAL CORPORATION

FORM 10-Q

Glossary of Abbreviations and Acronyms
The acronyms and abbreviations identified below are used throughout this report, including the Notes to Consolidated Financial Statements. You may find it helpful to refer to this page as you read this report. All references in the glossary to laws are to those laws as amended from time to time.

Term	Definition
ACL	Allowance for credit losses
AFS	Available for sale
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
BHC Act	Bank Holding Company Act of 1956
BOLI	Bank owned life insurance
CECL	Current Expected Credit Losses
CRE	Commercial real estate
DIF	Deposit Insurance Fund
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010
ECL	Expected credit losses
ESOP	Employee Stock Ownership Plan
Exchange Act	Securities Exchange Act of 1934
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
FHLB	Federal Home Loan Bank
FHLBNY	Federal Home Loan Bank of New York
FHLMC	Federal Home Loan Mortgage Corporation
FRB	Federal Reserve Board
GAAP	U.S. Generally Accepted Accounting Principles
HTM	Held to maturity
NYSDFS	New York State Department of Financial Services
OREO	Other real estate owned
PCA	Prompt corrective action
PCD	Purchased with credit deterioration
PCI	Purchased credit impaired
ROU	Right-of-use
Sarbanes-Oxley	Sarbanes-Oxley Act of 2002
SBIC	Small business investment companies
SEC	Securities and Exchange Commission
Securities Act	Securities Act of 1933
SERP	Supplemental employee retirement plan
SONYMA	State of New York Mortgage Agency
TDR	Troubled debt restructuring
Tompkins Annual Report	Tompkins Annual Report on Form 10-K for the year ended December 31, 2024
Tompkins Insurance	Tompkins Insurance Agencies, Inc.
Tompkins or the Company	Tompkins Financial Corporation

Item 1. Financial Statements
TOMPKINS FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CONDITION

(In thousands, except share and per share data) (Unaudited)	As of	As of
ASSETS	06/30/2025	12/31/2024
	(unaudited)	(audited)
Cash and noninterest bearing balances due from banks	$93,731	$53,635
Interest bearing balances due from banks	118,820	80,763
Cash and Cash Equivalents	212,551	134,398

Available-for-sale debt securities, at fair value (amortized cost of $1,380,080 at June 30, 2025 and $1,367,123 at December 31, 2024)	1,275,370	1,231,532
Held-to-maturity debt securities, at amortized cost (fair value of $278,948 at June 30, 2025 and $267,295 December 31, 2024)	312,493	312,462
Equity securities, at fair value	784	768
Total loans and leases, net of unearned income and deferred costs and fees	6,172,654	6,019,922
Less: Allowance for credit losses	58,555	56,496
Net Loans and Leases	6,114,099	5,963,426

Federal Home Loan Bank and other stock	37,129	42,255
Bank premises and equipment, net	74,408	76,627
Corporate owned life insurance	76,835	76,448
Goodwill	92,602	92,602
Other intangible assets, net	2,237	2,203
Accrued interest and other assets	175,310	176,359
Total Assets	8,373,818	8,109,080
LIABILITIES
Deposits:
Interest bearing:
Checking, savings and money market	3,616,117	3,558,946
Time	1,225,941	1,068,375
Noninterest bearing	1,873,737	1,844,484
Total Deposits	6,715,795	6,471,805

Federal funds purchased and securities sold under agreements to repurchase	127,111	37,036
Other borrowings	672,696	790,247
Other liabilities	96,423	96,548
Total Liabilities	7,612,025	7,395,636
EQUITY
Tompkins Financial Corporation shareholders' equity:
Common Stock - par value $0.10 per share: Authorized 25,000,000 shares; Issued: 14,461,505 at June 30, 2025; and 14,468,013 at December 31, 2024	1,447	1,447
Additional paid-in capital	300,001	300,073
Retained earnings	560,385	537,157
Accumulated other comprehensive loss	(95,115)	(118,492)
Treasury stock, at cost – 98,489 shares at June 30, 2025, and 131,497 shares at December 31, 2024	(4,925)	(6,741)
Total Equity	761,793	713,444
Total Liabilities and Equity	$8,373,818	$8,109,080
 See notes to unaudited consolidated financial statements.

TOMPKINS FINANCIAL CORPORATION
 CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Six Months Ended
(In thousands, except per share data) (Unaudited)	06/30/2025	06/30/2024	06/30/2025	06/30/2024
INTEREST AND DIVIDEND INCOME
Loans	$82,293	$73,646	$160,923	$145,245
Due from banks	187	184	362	338
Available-for-sale debt securities	9,311	9,371	18,040	18,982
Held-to-maturity debt securities	1,220	1,219	2,437	2,437
Federal Home Loan Bank and other stock	635	820	1,346	1,421
Total Interest and Dividend Income	93,646	85,240	183,108	168,423
INTEREST EXPENSE
Time certificates of deposits of $250,000 or more	4,140	4,048	8,647	8,058
Other deposits	23,339	21,236	45,482	41,660
Federal funds purchased and securities sold under agreements to repurchase	61	11	102	24
Other borrowings	5,976	8,992	12,085	17,053
Total Interest Expense	33,516	34,287	66,316	66,795
Net Interest Income	60,130	50,953	116,792	101,628
Less: Provision for credit loss expense	2,780	2,172	8,067	3,026
Net Interest Income After Provision for Credit Loss Expense	57,350	48,781	108,725	98,602
NONINTEREST INCOME
Insurance commissions and fees	9,609	9,087	21,208	19,346
Wealth management fees	4,964	4,849	10,083	9,786
Service charges on deposit accounts	1,790	1,766	3,595	3,562
Card services income	3,150	3,278	5,776	6,217
Other income	2,998	2,802	6,867	5,022
Net gain (loss) on securities transactions	1	(6)	15	(20)
Total Noninterest Income	22,512	21,776	47,544	43,913
NONINTEREST EXPENSE
Salaries and wages	26,368	24,919	51,345	49,616
Other employee benefits	7,162	6,545	14,262	12,956
Net occupancy expense of premises	3,108	3,139	6,678	6,696
Furniture and fixture expense	2,069	1,910	3,856	4,035
Amortization of intangible assets	84	80	168	156
Other operating expense	12,832	13,349	25,921	26,340
Total Noninterest Expenses	51,623	49,942	102,230	99,799
Income Before Income Tax Expense	28,239	20,615	54,039	42,716
Income Tax Expense	6,768	4,902	12,889	10,100
Net Income Attributable to Noncontrolling Interests and Tompkins Financial Corporation	21,471	15,713	41,150	32,616
Less: Net Income Attributable to Noncontrolling Interests	0	31	0	62
Net Income Attributable to Tompkins Financial Corporation	$21,471	$15,682	$41,150	$32,554
Basic Earnings Per Share	$1.51	$1.10	$2.89	$2.29
Diluted Earnings Per Share	$1.50	$1.10	$2.87	$2.29

See notes to unaudited consolidated financial statements.

TOMPKINS FINANCIAL CORPORATION
 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended
(In thousands) (Unaudited)	06/30/2025	06/30/2024
Net income attributable to noncontrolling interests and Tompkins Financial Corporation	$21,471	$15,713
Other comprehensive (loss) income, net of tax:

Available-for-sale debt securities:
Change in net unrealized gain (loss) during the period	7,044	(1,051)
Reclassification adjustment for net realized (gain) loss on sale of available-for-sale debt securities included in net income	0	0

Employee benefit plans:
Amortization of net retirement plan actuarial loss	14	162
Amortization of net retirement plan prior service cost	37	35

Other comprehensive income (loss)	7,095	(854)

Subtotal comprehensive income attributable to noncontrolling interests and Tompkins Financial Corporation	28,566	14,859
Less: Net income attributable to noncontrolling interests	0	31
Total comprehensive income attributable to Tompkins Financial Corporation	$28,566	$14,828

	Six Months Ended
(In thousands) (Unaudited)	06/30/2025	06/30/2024
Net income attributable to noncontrolling interests and Tompkins Financial Corporation	$41,150	$32,616
Other comprehensive income, net of tax:

Available-for-sale debt securities:
Change in net unrealized gain (loss) during the period	23,161	(11,079)
Reclassification adjustment for net realized (gain) loss on sale of available-for-sale debt securities included in net income	0	0

Employee benefit plans:
Amortization of net retirement plan actuarial loss	142	345
Amortization of net retirement plan prior service cost	74	69

Other comprehensive income (loss)	23,377	(10,665)

Subtotal comprehensive income attributable to noncontrolling interests and Tompkins Financial Corporation	64,527	21,951
Less: Net income attributable to noncontrolling interests	0	62
Total comprehensive income attributable to Tompkins Financial Corporation	$64,527	$21,889

See notes to unaudited consolidated financial statements.

TOMPKINS FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
(In thousands) (Unaudited)	06/30/2025	06/30/2024
OPERATING ACTIVITIES
Net income attributable to Tompkins Financial Corporation	$41,150	$32,554
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit loss expense	8,067	3,026
Depreciation and amortization of premises, equipment, and software	4,253	5,610
Amortization of intangible assets	168	156
Earnings from corporate owned life insurance	(1,393)	(1,777)
Net amortization on securities	(1,071)	(604)
Amortization/accretion related to purchase accounting	(127)	(462)
Net (gain) loss on securities transactions	(15)	20
Net gain on sale of loans originated for sale	(1,045)	(314)
Proceeds from sale of loans originated for sale	35,630	8,528
Loans originated for sale	(35,225)	(8,764)
Net loss (gain) on sale of bank premises and equipment	15	(189)
Net excess tax (expense) benefit from stock-based compensation	(11)	(186)
Stock-based compensation expense	1,915	1,715
Increase in accrued interest receivable	(1,781)	(3,517)
Increase in accrued interest payable	387	1,029
Other, net	(9,745)	13,698
Net Cash Provided by Operating Activities	41,172	50,523
INVESTING ACTIVITIES
Proceeds from maturities, calls and principal paydowns of available-for-sale debt securities	119,492	91,068
Purchases of available-for-sale debt securities	(131,408)	(5,976)
Net increase in loans	(170,255)	(157,027)
Proceeds from sale/redemptions of Federal Home Loan Bank stock	63,342	48,290
Purchases of Federal Home Loan Bank and other stock	(58,216)	(55,953)
Proceeds from sale of bank premises and equipment	31	265
Purchases of bank premises, equipment and software	(2,022)	(2,368)
Purchase of corporate owned life insurance	0	(5,746)
Proceeds from redemption of corporate owned life insurance	1,006	3,115
Proceeds from sale of other real estate owned	16,130	174
Other, net	0	(587)
Net Cash (Used in) Provided by Investing Activities	(161,900)	(84,745)
FINANCING ACTIVITIES
Net increase in demand, money market, and savings deposits	86,424	(95,230)
Net increase (decrease) in time deposits	157,689	(18,445)
Net increase (decrease) in Federal funds purchased and securities sold under agreements to repurchase	90,075	(15,007)
Increase in other borrowings	276,776	351,027
Repayment of other borrowings	(394,327)	(179,500)
Cash dividends	(17,690)	(17,226)
Common stock issued	58	81
Net shares issued related to restricted stock awards	(121)	(105)
Net proceeds from exercise of stock options	(3)	0
Net Cash Provided by (Used in) Financing Activities	198,881	25,595
Net Increase (Decrease) in Cash and Cash Equivalents	78,153	(8,627)
Cash and cash equivalents at beginning of period	134,398	79,542
Total Cash and Cash Equivalents at End of Period	$212,551	$70,915

See notes to unaudited consolidated financial statements.

TOMPKINS FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
(In thousands) (Unaudited)	06/30/2025	06/30/2024
Supplemental Information:
Cash paid during the year for - Interest	$66,051	$66,042
Cash paid during the year for - Taxes	13,755	2,560
Transfer of loans to other real estate owned	0	80
Transfer of loans to other assets	12,674	0
Right-of-use assets obtained in exchange for new lease liabilities	1,724	181

See notes to unaudited consolidated financial statements.

TOMPKINS FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

(In thousands except share and per share data) (Unaudited)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Non- controlling Interests	Total
Balances at April 1, 2024	$1,444	$297,790	$509,668	$(134,816)	$(6,180)	$1,432	$669,338
Net income attributable to noncontrolling interests and Tompkins Financial Corporation			15,682			31	15,713
Other comprehensive loss				(854)			(854)
Total Comprehensive Income							14,859
Cash dividends ($0.61 per share)			(8,784)				(8,784)
Treasury stock activity (1,090 shares)		40			14		54
Stock-based compensation expense		731					731
Directors deferred compensation plan (3,933 shares)		190			(190)		0
Restricted stock activity (10,905 shares)	(1)	(104)					(105)
Balances at June 30, 2024	$1,443	$298,647	$516,566	$(135,670)	$(6,356)	$1,463	$676,093

Balances at April 1, 2025	$1,447	$299,013	$547,887	$(102,210)	$(4,760)	$0	$741,377
Net income attributable to Tompkins Financial Corporation			21,471				21,471
Other comprehensive income				7,095			7,095
Total Comprehensive Income							28,566
Cash dividends ($0.62 per share)			(8,973)				(8,973)
Net exercise of stock options (77 shares)		(3)					(3)
Treasury stock activity (581 shares)		30			8		38
Stock-based compensation expense		884					884
Directors deferred compensation plan (2,710 shares)		173			(173)		0
Restricted stock activity ((3,546) shares)		(96)					(96)
Balances at June 30, 2025	$1,447	$300,001	$560,385	$(95,115)	$(4,925)	$0	$761,793

(In thousands except share and per share data)(Unaudited)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Non- controlling Interests	Total
Balances at January 1, 2024	$1,444	$297,183	$501,510	$(125,005)	$(6,610)	$1,412	$669,934
Net income attributable to noncontrolling interests and Tompkins Financial Corporation			32,554			62	32,616
Other comprehensive loss				(10,665)			(10,665)
Total Comprehensive Income							21,951
Cash dividends ($1.21 per share)			(17,427)				(17,427)
Treasury stock issued (1,990 shares)		81			26		107
Stock-based compensation expense		1,715					1,715
Directors deferred compensation plan ((3,687) shares)		(228)			228		0
Restricted stock activity (12,706 shares)	(1)	(104)					(105)
Adjustment due to the adoption of ASU 2023-02			(71)				(71)
Partial repurchase of noncontrolling interest						(11)	(11)
Balances at June 30, 2024	$1,443	$298,647	$516,566	$(135,670)	$(6,356)	$1,463	$676,093

Balances at January 1, 2025	$1,447	$300,073	$537,157	$(118,492)	$(6,741)	$0	$713,444
Net income attributable to Tompkins Financial Corporation			41,150				41,150
Other comprehensive income				23,377			23,377
Total Comprehensive Income							64,527
Cash dividends ($1.24 per share)			(17,922)				(17,922)
Net exercise of stock options (77 shares)		(3)					(3)
Treasury stock issued (-1,130 shares)		58			15		73
Stock-based compensation expense		1,795					1,795
Directors deferred compensation plan ((31,878) shares)		(1,801)			1,801		0
Restricted stock activity (6,585 shares)		(121)					(121)
Balances at June 30, 2025	$1,447	$300,001	$560,385	$(95,115)	$(4,925)	$0	$761,793

See notes to unaudited consolidated financial statements

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
1. Business
Tompkins Financial Corporation ("Tompkins" or the "Company") is headquartered in Ithaca, New York and is registered as a Financial Holding Company with the Federal Reserve Board under the Bank Holding Company Act of 1956, as amended. The Company is a locally oriented, community-based financial services organization that offers a full array of products and services, including commercial and consumer banking, leasing, trust and investment management, financial planning and wealth management, and insurance services. At June 30, 2025, the Company had one wholly-owned banking subsidiary, Tompkins Community Bank. Tompkins Community Bank provides a full array of trust and wealth management services under the Tompkins Financial Advisors brand, including investment management, trust and estate, financial and tax planning as well as life, disability and long-term care insurance services. The Company also has a wholly-owned insurance agency subsidiary, Tompkins Insurance Agencies, Inc. ("Tompkins Insurance"). The Company’s principal offices are located at 118 E. Seneca Street, Ithaca, New York, 14850, and its telephone number is (888) 503-5753. The Company’s common stock is traded on the NYSE American under the symbol "TMP."
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
The Company has evaluated subsequent events for potential recognition and/or disclosure as of the date of these unaudited consolidated financial statements, and determined that no further disclosures were required.
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
Accounting Standards Pending Adoption
ASU No. 2023-06, "Disclosure Improvements," amends the disclosure or presentation requirements related to various subtopics in the FASB Accounting Standards Codification. The new guidance is intended to align GAAP requirements with those of the SEC. The ASU will become effective for each amendment on the earlier of the date on which the SEC's removal of its related disclosure requirement from Regulation S-X or Regulation S-K becomes effective, or June 30, 2027. Early adoption is prohibited. Adoption of ASU 2023 - 06 is not expected to have a material impact on our consolidated financial statements.
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
3. Securities
Available-for-Sale Debt Securities
The following tables summarize available-for-sale debt securities held by the Company at June 30, 2025 and December 31, 2024:

June 30, 2025	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(In thousands)
U.S. Treasuries	$55,318	$229	$2,487	$53,060
Obligations of U.S. Government sponsored entities	393,391	5,105	14,557	383,939
Obligations of U.S. states and political subdivisions	83,446	6	7,341	76,111
Mortgage-backed securities – residential, issued by
U.S. Government agencies	93,039	58	4,373	88,724
U.S. Government sponsored entities	752,386	3,754	85,049	671,091
U.S. corporate debt securities	2,500	0	55	2,445
Total available-for-sale debt securities	$1,380,080	$9,152	$113,862	$1,275,370

December 31, 2024	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(In thousands)
U.S. Treasuries	$75,141	$140	$3,784	$71,497
Obligations of U.S. Government sponsored entities	398,648	2,008	20,376	380,280
Obligations of U.S. states and political subdivisions	86,328	4	8,638	77,694
Mortgage-backed securities – residential, issued by
U.S. Government agencies	68,130	3	4,879	63,254
U.S. Government sponsored entities	736,376	1,680	101,696	636,360
U.S. corporate debt securities	2,500	0	53	2,447
Total available-for-sale debt securities	$1,367,123	$3,835	$139,426	$1,231,532
Held-to-Maturity Debt Securities
The following tables summarize held-to-maturity debt securities held by the Company at June 30, 2025 and December 31, 2024:

June 30, 2025	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(In thousands)
U.S. Treasuries	$85,938	$0	$8,333	$77,605
Obligations of U.S. Government sponsored entities	226,555	0	25,212	201,343
Total held-to-maturity debt securities	$312,493	$0	$33,545	$278,948

December 31, 2024	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(In thousands)
U.S. Treasuries	$86,049	$0	$11,361	$74,688
Obligations of U.S. Government sponsored entities	226,413	0	33,806	192,607
Total held-to-maturity debt securities	$312,462	$0	$45,167	$267,295
The Company may from time to time sell debt securities from its available-for-sale portfolio. There were no realized gains or losses on sales of available-for-sale debt securities for the three or six months ended June 30, 2025 and June 30, 2024. The Company's investment portfolio includes callable securities that may be called prior to maturity. There were no realized gains or losses on called available-for-sale debt securities for the three or six months ended June 30, 2025 and June 30, 2024. The Company recognized net gains of $1,000 and $15,300 for the three and six months ended June 30, 2025, respectively, compared to net losses of $6,100 and $20,400 for the three and six months ended June 30, 2024, respectively, on equity securities, reflecting the change in fair value.

The following table summarizes available-for-sale debt securities that had unrealized losses at June 30, 2025, and December 31, 2024:

June 30, 2025	Less than 12 Months		12 Months or Longer		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasuries	$0	$0	$38,350	$2,487	$38,350	$2,487
Obligations of U.S. Government sponsored entities	9,494	84	158,738	14,473	168,232	14,557
Obligations of U.S. states and political subdivisions	3,530	8	71,284	7,334	74,814	7,342
Mortgage-backed securities – residential, issued by
U.S. Government agencies	44,762	258	32,451	4,114	77,213	4,372
U.S. Government sponsored entities	29,446	335	497,332	84,714	526,778	85,049
U.S. corporate debt securities	0	0	2,445	55	2,445	55
Total available-for-sale debt securities	$87,232	$685	$800,600	$113,177	$887,832	$113,862

December 31, 2024	Less than 12 Months		12 Months or Longer		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasuries	$0	$0	$57,019	$3,784	$57,019	$3,784
Obligations of U.S. Government sponsored entities	14,085	515	188,296	19,861	202,381	20,376
Obligations of U.S. states and political subdivisions	3,159	36	73,657	8,602	76,816	8,638
Mortgage-backed securities – residential, issued by
U.S. Government agencies	27,082	89	35,879	4,790	62,961	4,879
U.S. Government sponsored entities	32,063	502	523,353	101,194	555,416	101,696
U.S. corporate debt securities	0	0	2,447	53	2,447	53
Total available-for-sale debt securities	$76,389	$1,142	$880,651	$138,284	$957,040	$139,426
The following table summarizes held-to-maturity debt securities that had unrealized losses at June 30, 2025 and December 31, 2024:

June 30, 2025	Less than 12 Months		12 Months or Longer		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasuries	$0	$0	$77,605	$8,333	$77,605	$8,333
Obligations of U.S. Government sponsored entities	0	0	201,343	25,212	201,343	25,212
Total held-to-maturity debt securities	$0	$0	$278,948	$33,545	$278,948	$33,545

December 31, 2024	Less than 12 Months		12 Months or Longer		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasuries	$0	$0	$74,688	$11,361	$74,688	$11,361
Obligations of U.S. Government sponsored entities	0	0	192,607	33,806	192,607	33,806
Total held-to-maturity debt securities	$0	$0	$267,295	$45,167	$267,295	$45,167

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
Management measures expected credit losses on held-to-maturity debt securities on a collective basis by major security type with each type sharing similar risk characteristics and considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts. Management has made the accounting policy election to exclude accrued interest receivable on held-to-maturity debt securities from the estimate of credit losses. As of June 30, 2025, the held-to-maturity portfolio consisted of U.S. Treasury securities and securities issued by U.S. government-sponsored enterprises, including the Federal National Mortgage Agency, the Federal Home Loan Bank ("FHLB") and the Federal Farm Credit Banks Funding Corporation. U.S. Treasury securities are backed by the full faith and credit of and/or guaranteed by the U.S. government, and it is expected that the securities will not be settled at prices less than the amortized cost bases of the securities. Securities issued by U.S. government agencies or U.S. government-sponsored enterprises carry the explicit and/or implicit guarantee of the U.S. government, are widely recognized as "risk-free," and have a long history of zero credit loss. As such, the Company did not record an allowance for credit losses for these securities as of June 30, 2025 or December 31, 2024.
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

June 30, 2025
(In thousands)	Amortized Cost	Fair Value
Available-for-sale debt securities:
Due in one year or less	$80,231	$80,115
Due after one year through five years	222,856	215,331
Due after five years through ten years	229,246	218,289
Due after ten years	2,322	1,820
Total	534,655	515,555
Mortgage-backed securities	845,425	759,815
Total available-for-sale debt securities	$1,380,080	$1,275,370

December 31, 2024
(In thousands)	Amortized Cost	Fair Value
Available-for-sale debt securities:
Due in one year or less	$100,000	$99,153
Due after one year through five years	227,502	215,976
Due after five years through ten years	212,789	199,457
Due after ten years	22,326	17,332
Total	562,617	531,918
Mortgage-backed securities	804,506	699,614
Total available-for-sale debt securities	$1,367,123	$1,231,532

June 30, 2025
(In thousands)	Amortized Cost	Fair Value
Held-to-maturity debt securities:
Due after one year through five years	$117,046	$105,822
Due after five years through ten years	195,447	173,126
Total held-to-maturity debt securities	$312,493	$278,948

December 31, 2024
(In thousands)	Amortized Cost	Fair Value
Held-to-maturity debt securities:
Due after one year through five years	$117,283	$102,173
Due after five years through ten years	$195,179	$165,122
Total held-to-maturity debt securities	$312,462	$267,295
The Company also holds non-marketable Federal Home Loan Bank of New York ("FHLBNY") stock and non-marketable Atlantic Community Bankers Bank ("ACBB") stock, all of which are required to be held for regulatory purposes and for borrowing availability. The required investment in FHLB stock is tied to the Company’s borrowing levels with the FHLB. Holdings of FHLBNY stock and ACBB stock totaled $37.0 million and $95,000, respectively, at June 30, 2025. These securities are carried at par, which is also cost. The FHLBNY continues to pay dividends and repurchase stock. Quarterly, we evaluate our investment in the FHLB for impairment. We evaluate recent and long-term operating performance, liquidity, funding and capital positions, stock repurchase history, dividend history and impact of legislative and regulatory changes. Based on our most recent evaluation, as of June 30, 2025, we determined that no impairment write-downs were required.

4. Loans and Leases
Loans and leases at June 30, 2025 and December 31, 2024 were as follows:

(In thousands)	06/30/2025	12/31/2024
Commercial and industrial
Agriculture	$97,133	$110,007
Commercial and industrial other	909,954	855,568
Subtotal commercial and industrial	1,007,087	965,575
Commercial real estate
Construction	345,416	385,931
Agriculture	225,418	217,582
Commercial real estate other	2,929,747	2,776,304
Subtotal commercial real estate	3,500,581	3,379,817
Residential real estate
Home equity	213,579	204,194
Mortgages	1,356,987	1,366,646
Subtotal residential real estate	1,570,566	1,570,840
Consumer and other
Indirect	113	229
Consumer and other	87,723	96,163
Subtotal consumer and other	87,836	96,392
Leases	11,001	12,484
Total loans and leases	6,177,071	6,025,108
Less: unearned income and deferred costs and fees	(4,417)	(5,186)
Total loans and leases, net of unearned income and deferred costs and fees	$6,172,654	$6,019,922
The Company has adopted comprehensive lending policies, underwriting standards and loan review procedures. Management reviews these policies and procedures on a regular basis. The Company discussed its lending policies and underwriting guidelines for its various lending portfolios in Note 3 – "Loans and Leases" in the Notes to Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. There have been no significant changes in these policies and guidelines since the date of that report. As such, these policies are reflective of new originations as well as those balances held at December 31, 2024. The Company’s Board of Directors approves the lending policies at least annually. The Company recognizes that exceptions to policy guidelines may occasionally occur and has established procedures for approving exceptions to these policy guidelines. Management has also implemented reporting systems to monitor loan origination, loan quality, concentrations of credit, loan delinquencies and nonperforming loans and potential problem loans.
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

The below tables are an age analysis of past due loans, segregated by class of loans, as of June 30, 2025 and December 31, 2024:

June 30, 2025
(In thousands)	30-59 Days	60-89 Days	90 Days or More	Total Past Due	Current Loans	Total Loans
Loans and Leases
Commercial and industrial
Agriculture	$0	$0	$0	$0	$97,133	$97,133
Commercial and industrial other	181	971	2,202	3,354	906,600	909,954
Subtotal commercial and industrial	181	971	2,202	3,354	1,003,733	1,007,087
Commercial real estate
Construction	0	0	17,302	17,302	328,114	345,416
Agriculture	38	0	0	38	225,380	225,418
Commercial real estate other	1,567	767	12,454	14,788	2,914,959	2,929,747
Subtotal commercial real estate	1,605	767	29,756	32,128	3,468,453	3,500,581
Residential real estate
Home equity	358	30	2,328	2,716	210,863	213,579
Mortgages	0	1,256	9,956	11,212	1,345,775	1,356,987
Subtotal residential real estate	358	1,286	12,284	13,928	1,556,638	1,570,566
Consumer and other
Indirect	1	0	3	4	109	113
Consumer and other	337	351	179	867	86,856	87,723
Subtotal consumer and other	338	351	182	871	86,965	87,836
Leases	0	0	0	0	11,001	11,001
Total loans and leases	2,482	3,375	44,424	50,281	6,126,790	6,177,071
Less: unearned income and deferred costs and fees	0	0	0	0	(4,417)	(4,417)
Total loans and leases, net of unearned income and deferred costs and fees	$2,482	$3,375	$44,424	$50,281	$6,122,373	$6,172,654

December 31, 2024
(In thousands)	30-59 Days	60-89 Days	90 Days or More	Total Past Due	Current Loans	Total Loans
Loans and Leases
Commercial and industrial
Agriculture	$0	$0	$0	$0	$110,007	$110,007
Commercial and industrial other	3,944	32	684	4,660	850,908	855,568
Subtotal commercial and industrial	3,944	32	684	4,660	960,915	965,575
Commercial real estate
Construction	1,120	17,400	0	18,520	367,411	385,931
Agriculture	81	0	0	81	217,501	217,582
Commercial real estate other	0	1,605	11,966	13,571	2,762,733	2,776,304
Subtotal commercial real estate	1,201	19,005	11,966	32,172	3,347,645	3,379,817
Residential real estate
Home equity	955	91	1,811	2,857	201,337	204,194
Mortgages	0	2,836	9,257	12,093	1,354,553	1,366,646
Subtotal residential real estate	955	2,927	11,068	14,950	1,555,890	1,570,840
Consumer and other
Indirect	3	2	7	12	217	229
Consumer and other	430	329	354	1,113	95,050	96,163
Subtotal consumer and other	433	331	361	1,125	95,267	96,392
Leases	0	0	0	0	12,484	12,484
Total loans and leases	6,533	22,295	24,079	52,907	5,972,201	6,025,108
Less: unearned income and deferred costs and fees	0	0	0	0	(5,186)	(5,186)
Total loans and leases, net of unearned income and deferred costs and fees	$6,533	$22,295	$24,079	$52,907	$5,967,015	$6,019,922

The following tables present the amortized cost basis of loans on nonaccrual status and the amortized cost basis of loans on nonaccrual status for which there was no related allowance for credit losses. The below tables are an age analysis of nonaccrual loans segregated by class of loans, as of June 30, 2025 and December 31, 2024:

	June 30, 2025			December 31, 2024
(In thousands)	Nonaccrual Loans and Leases with no ACL	Nonaccrual Loans and Leases	Loans and Leases Past Due Over 89 Days and Accruing	Nonaccrual Loans and Leases with no ACL	Nonaccrual Loans and Leases	Loans and Leases Past Due Over 89 Days and Accruing
Loans and Leases
Commercial and industrial
Agriculture	$0	$0	$0	$0	$519	$0
Commercial and industrial other	0	2,570	0	0	1,023	0
Subtotal commercial and industrial	0	2,570	0	0	1,542	0
Commercial real estate
Construction	17,302	17,302	0	0	0	0
Agriculture	0	100	0	0	129	0
Commercial real estate other	8,193	15,278	0	24,179	32,461	0
Subtotal commercial real estate	25,495	32,680	0	24,179	32,590	0
Residential real estate
Home equity	232	2,872	0	610	2,889	0
Mortgages	2,272	14,077	1	1,338	13,389	9
Subtotal residential real estate	2,504	16,949	1	1,948	16,278	9
Consumer and other
Indirect	0	6	0	0	13	0
Consumer and other	0	120	165	0	125	314
Subtotal consumer and other	0	126	165	0	138	314
Leases	0	0	0	0	0	0
Total loans and leases	$27,999	$52,325	$166	$26,127	$50,548	$323
The Company did not recognize any interest income on nonaccrual loans during the three and six months ended June 30, 2025 and 2024.
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
Since the methodology is based upon historical experience and trends, current conditions, and reasonable and supportable forecasts, as well as management’s judgment, factors may arise that result in different estimates. While management’s evaluation of the allowance as of June 30, 2025 considers the allowance to be appropriate, under certain conditions or assumptions, the Company would need to increase or decrease the allowance. In addition, various federal and State regulatory agencies, as part of their examination process, review the Company's allowance and may require the Company to recognize additions to the allowance based on their judgments and information available to them at the time of their examinations.
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
The following tables detail activity in the allowance for credit losses on loans for the three and six months ended June 30, 2025 and 2024. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

Three Months Ended June 30, 2025
(In thousands)	Commercial & Industrial	Commercial Real Estate	Residential Real Estate	Consumer and Other	Finance Leases	Total
Allowance for credit losses:
Beginning balance	$8,618	$39,308	$11,542	$1,497	$58	$61,023
Charge-offs	(13)	(4,882)	0	(518)	0	(5,413)
Recoveries	9	2	8	140	0	159
Provision (credit) for credit loss expense	546	1,337	515	390	(2)	2,786
Ending Balance	$9,160	$35,765	$12,065	$1,509	$56	$58,555

Three Months Ended June 30, 2024
(In thousands)	Commercial & Industrial	Commercial Real Estate	Residential Real Estate	Consumer and Other	Finance Leases	Total
Allowance for credit losses:
Beginning balance	$7,586	$31,467	$11,181	$1,396	$74	$51,704
Charge-offs	(30)	0	0	(626)	0	(656)
Recoveries	11	1	5	130	0	147
Provision (credit) for credit loss expense	(155)	1,091	383	551	(6)	1,864
Ending Balance	$7,412	$32,559	$11,569	$1,451	$68	$53,059

Six Months Ended June 30, 2025
(In thousands)	Commercial & Industrial	Commercial Real Estate	Residential Real Estate	Consumer and Other	Finance Leases	Total
Allowance for credit losses:
Beginning balance	$7,684	$35,837	$11,345	$1,568	$62	$56,496
Charge-offs	(198)	(4,882)	0	(1,297)	0	(6,377)
Recoveries	51	4	35	300	0	390
Provision (credit) for credit loss expense	1,623	4,806	685	938	(6)	8,046
Ending Balance	$9,160	$35,765	$12,065	$1,509	$56	$58,555

Six Months Ended June 30, 2024
(In thousands)	Commercial & Industrial	Commercial Real Estate	Residential Real Estate	Consumer and Other	Finance Leases	Total
Allowance for credit losses:
Beginning balance	$6,667	$31,581	$11,700	$1,557	$79	$51,584
Charge-offs	(30)	0	0	(1,071)	0	(1,101)
Recoveries	18	3	125	218	0	364
Provision (credit) for credit loss expense	757	975	(256)	747	(11)	2,212
Ending Balance	$7,412	$32,559	$11,569	$1,451	$68	$53,059
During the second quarter of 2025, the Company recorded a partial charge-off of $4.7 million related to one commercial real estate relationship totaling $18.1 million, for which there was a specific reserve of $4.2 million. The specific reserve was added in the first quarter of 2025 and reflected the estimated decrease in fair value of the collateral based on a new appraisal received at the end of that quarter. Subsequent to the partial charge-off that decreased the net value of the underlying collateral to fair value, interests in the underlying real property collateral were transferred to a limited liability company in which the Company holds a minority interest. At June 30, 2025, the property was majority occupied by commercial tenants, and was generating positive cash flow. The Company's investment in the limited liability company is accounted for as an equity method investment and included in other assets on the Company's Consolidated Statements of Condition.
The following tables detail activity in the liabilities for off-balance sheet credit exposures for the three and six months ended June 30, 2025 and 2024:

Three Months Ended June 30,
(In thousands)	2025	2024
Liabilities for off-balance sheet credit exposures at beginning of period	$1,490	$2,776
(Credit) provision for credit loss expense related to off-balance sheet credit exposures	(6)	308
Liabilities for off-balance sheet credit exposures at end of period	$1,484	$3,084

Six Months Ended June 30,
(In thousands)	2025	2024
Liabilities for off-balance sheet credit exposures at beginning of period	$1,463	$2,270
Provision for credit loss expense related to off-balance sheet credit exposures	21	814
Liabilities for off-balance sheet credit exposures at end of period	$1,484	$3,084

The following tables present the amortized cost basis of collateral dependent loans, which are individually evaluated to determine expected credit losses, and the related allowance for credit losses allocated to these loans, as of June 30, 2025 and December 31, 2024:

(In thousands)	Real Estate	Business Assets	Other	Total	ACL Allocation
June 30, 2025
Commercial and Industrial	$482	$0	$0	$482	$250
Commercial Real Estate	30,812	0	0	30,812	1,857
Total Loans and Leases	$31,294	$0	$0	$31,294	$2,107

(In thousands)	Real Estate	Business Assets	Other	Total	ACL Allocation
December 31, 2024
Commercial and Industrial	$610	$0	$0	$610	$0
Commercial Real Estate	31,051	0	0	31,051	1,712
Total Loans and Leases	$31,661	$0	$0	$31,661	$1,712
Loan Modifications to Borrowers Experiencing Financial Difficulty
The Company from time to time modifies loans to borrowers experiencing financial difficulty. The modifications may include interest rate reductions, principal or interest forgiveness, forbearances, term extensions, and other actions intended to minimize economic loss and to avoid foreclosure or repossession of collateral.
The following table shows the amortized cost basis as of June 30, 2025 and December 31, 2024 of the modified loans to borrowers experiencing financial difficulty, disaggregated by class of financing receivable and type of concession granted:

June 30, 2025
(In thousands)	Term Extension	Interest Rate Reduction	Payment Delay and Term Extension	Term Extension and Interest Rate Reduction	Payment Delay	Total	% of Total Class of Loans and Leases
Commercial and Industrial
Commercial and industrial other	$118	$427	$0	$78	$0	$623	0.07%
Subtotal commercial and industrial	118	427	0	78	0	623	0.06%
Commercial Real Estate
Commercial real estate other	0	2,924	0	0	388	3,312	0.11%
Subtotal commercial real estate	0	2,924	0	0	388	3,312	0.09%
Residential
Home equity	0	0	0	37	0	37	0.02%
Mortgages	0	0	0	110	620	730	0.05%
Subtotal residential	0	0	0	147	620	767	0.05%
Consumer
Consumer and other	21	0	0	0	0	21	0.02%
Subtotal consumer	21	0	0	0	0	21	0.02%
Total loans and leases	$139	$3,351	$0	$225	$1,008	$4,723	0.08%

December 31, 2024
(In thousands)	Term Extension	Interest Rate Reduction	Payment Delay and Term Extension	Term Extension and Interest Rate Reduction	Payment Delay	Total	% of Total Class of Loans and Leases
Commercial and Industrial
Commercial and industrial other	$10	$463	$0	$110	$45	$628	0.07%
Subtotal commercial and industrial	10	463	0	110	45	628	0.07%
Commercial Real Estate
Commercial real estate other	0	2,990	0	0	394	3,384	0.12%
Subtotal commercial real estate	0	2,990	0	0	394	3,384	0.10%
Residential
Home equity	0	0	0	40	0	40	0.02%
Mortgages	0	0	0	112	548	660	0.05%
Subtotal residential	0	0	0	152	548	700	0.04%
Consumer
Consumer and other	22	0	0	0	0	22	0.02%
Subtotal consumer	22	0	0	0	0	22	0.02%
Total loans and leases	$32	$3,453	$0	$262	$987	$4,734	0.08%
There were no loan modifications made to borrowers experiencing financial difficulty that defaulted during the three and six months ended June 30, 2025 and December 31, 2024.
The following table shows the aging analysis of loan modifications made to borrowers experiencing financial difficulty as of June 30, 2025 and December 31, 2024:

June 30, 2025	Payment Status (Amortized Cost Basis)
(In thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Non-Accrual	Total
Commercial and Industrial
Commercial and industrial other	$617	$0	$0	$0	$6	$623
Subtotal commercial and industrial	617	0	0	0	6	623
Commercial Real Estate
Commercial real estate other	3,312	0	0	0	0	3,312
Subtotal commercial real estate	3,312	0	0	0	0	3,312
Residential Real Estate
Home equity	0	0	0	0	37	37
Mortgages	263	0	0	0	467	730
Subtotal residential real estate	263	0	0	0	504	767
Consumer and Other
Consumer and other	0	0	0	0	21	21
Subtotal consumer and other	0	0	0	0	21	21
Total	$4,192	$0	$0	$0	$531	$4,723

December 31, 2024	Payment Status (Amortized Cost Basis)
(In thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Non-Accrual	Total
Commercial and Industrial
Commercial and industrial other	$618	$0	$0	$0	$10	$628
Subtotal commercial and industrial	618	0	0	0	10	628
Commercial Real Estate
Commercial real estate other	3,384	0	0	0	0	3,384
Subtotal commercial real estate	3,384	0	0	0	0	3,384
Residential Real Estate
Home equity	0	0	0	0	40	40
Mortgages	154	0	112	0	394	660
Subtotal residential real estate	154	0	112	0	434	700
Consumer and Other
Consumer and other	0	0	0	0	22	22
Subtotal consumer and other	0	0	0	0	22	22
Total	$4,156	$0	$112	$0	$466	$4,734

The following tables present credit quality indicators by total loans on an amortized cost basis by origination year as of June 30, 2025 and December 31, 2024:

June 30, 2025
(In thousands)	2025	2024	2023	2022	2021	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total Loans
Commercial and Industrial - Other:
Pass	$80,826	$139,160	$107,918	$81,974	$44,540	$165,706	$276,817	$3,174	$900,115
Special Mention	0	517	1,554	123	96	1,500	3,107	0	6,897
Substandard	0	390	19	28	711	558	1,045	191	2,942
Total Commercial and Industrial - Other	$80,826	$140,067	$109,491	$82,125	$45,347	$167,764	$280,969	$3,365	$909,954
Current-period gross writeoffs	$0	$80	$67	$38	$0	$13	$0	$0	$198
Commercial and Industrial - Agriculture:
Pass	$5,230	$13,514	$25,210	$8,939	$1,947	$7,321	$34,521	$390	$97,072
Special Mention	0	0	0	0	28	0	0	0	28
Substandard	0	0	0	0	0	33	0	0	33
Total Commercial and Industrial - Agriculture	$5,230	$13,514	$25,210	$8,939	$1,975	$7,354	$34,521	$390	$97,133
Current-period gross writeoffs	$0	$0	$0	$0	$0	$0	$0	$0	$0
Commercial Real Estate
Pass	$174,864	$330,483	$271,164	$353,475	$349,728	$1,292,557	$62,761	$25,446	$2,860,478
Special Mention	0	0	0	1,488	586	30,870	0	0	32,944
Substandard	0	399	927	1,150	1,463	31,509	877	0	36,325
Total Commercial Real Estate	$174,864	$330,882	$272,091	$356,113	$351,777	$1,354,936	$63,638	$25,446	$2,929,747
Current-period gross writeoffs	$0	$0	$0	$0	$2,000	$2,882	$0	$0	$4,882
Commercial Real Estate - Agriculture:
Pass	$9,672	$24,380	$11,797	$40,696	$20,802	$110,414	$6,895	$445	$225,101
Special Mention	0	0	0	0	0	179	0	0	179
Substandard	0	0	0	0	0	138	0	0	138
Total Commercial Real Estate - Agriculture	$9,672	$24,380	$11,797	$40,696	$20,802	$110,731	$6,895	$445	$225,418
Current-period gross writeoffs	$0	$0	$0	$0	$0	$0	$0	$0	$0
Commercial Real Estate - Construction
Pass	$2,535	$28,917	$8,257	$2,357	$23,134	$321	$259,325	$3,268	$328,114
Special Mention	0	0	0	0	0	0	0	0	0
Substandard	0	0	0	0	0	0	17,302	0	17,302
Total Commercial Real Estate - Construction	$2,535	$28,917	$8,257	$2,357	$23,134	$321	$276,627	$3,268	$345,416
Current-period gross writeoffs	$0	$0	$0	$0	$0	$0	$0	$0	$0

(In thousands)	2025	2024	2023	2022	2021	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total Loans
Residential - Home Equity
Performing	$950	$15,848	$3,346	$3,701	$1,260	$15,867	$168,807	$928	$210,707
Nonperforming	0	0	0	0	0	648	2,224	0	2,872
Total Residential - Home Equity	$950	$15,848	$3,346	$3,701	$1,260	$16,515	$171,031	$928	$213,579
Current-period gross writeoffs	$0	$0	$0	$0	$0	$0	$0	$0	$0
Residential - Mortgages
Performing	$41,124	$109,694	$126,284	$166,241	$230,435	$669,131	$0	$0	$1,342,909
Nonperforming	0	0	1,028	848	945	11,257	0	0	14,078
Total Residential - Mortgages	$41,124	$109,694	$127,312	$167,089	$231,380	$680,388	$0	$0	$1,356,987
Current-period gross writeoffs	$0	$0	$0	$0	$0	$0	$0	$0	$0
Consumer - Direct
Performing	$27,749	$13,708	$13,884	$8,530	$8,017	$13,666	$2,048	$0	$87,602
Nonperforming	13	0	3	0	0	102	3	0	121
Total Consumer - Direct	$27,762	$13,708	$13,887	$8,530	$8,017	$13,768	$2,051	$0	$87,723
Current-period gross writeoffs	$1,219	$3	$0	$17	$17	$36	$0	$0	$1,292
Consumer - Indirect
Performing	$0	$0	$0	$0	$31	$76	$0	$0	$107
Nonperforming	0	0	0	0	0	6	0	0	6
Total Consumer - Indirect	$0	$0	$0	$0	$31	$82	$0	$0	$113
Current-period gross writeoffs	$0	$0	$0	$0	$0	$5	$0	$0	$5

December 31, 2024
(In thousands)	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total Loans
Commercial and Industrial - Other:
Pass	$164,809	$114,591	$60,984	$54,087	$19,311	$144,785	$256,621	$35,968	$851,156
Special Mention	334	288	174	808	144	375	157	0	2,280
Substandard	425	0	41	43	4	608	1,011	0	2,132
Total Commercial and Industrial - Other	$165,568	$114,879	$61,199	$54,938	$19,459	$145,768	$257,789	$35,968	$855,568
Current-period gross writeoffs	$0	$15	$30	$44	$21	$432	$0	$0	$542
Commercial and Industrial - Agriculture:
Pass	$15,686	$23,823	$9,893	$2,233	$1,660	$11,304	$42,438	$2,895	$109,932
Special Mention	0	0	0	34	0	0	0	0	34
Substandard	0	0	0	0	41	0	0	0	41
Total Commercial and Industrial - Agriculture	$15,686	$23,823	$9,893	$2,267	$1,701	$11,304	$42,438	$2,895	$110,007
Current-period gross writeoffs	$0	$0	$0	$0	$0	$0	$0	$0	$0
Commercial Real Estate
Pass	$331,943	$242,564	$324,510	$355,090	$277,220	$1,088,575	$50,632	$16,958	$2,687,492
Special Mention	0	0	1,499	599	15,205	12,637	4,452	0	34,392
Substandard	731	973	1,474	2,561	1,840	45,856	985	0	54,420
Total Commercial Real Estate	$332,674	$243,537	$327,483	$358,250	$294,265	$1,147,068	$56,069	$16,958	$2,776,304
Current-period gross writeoffs	$0	$0	$0	$0	$0	$0	$0	$0	$0
Commercial Real Estate - Agriculture:
Pass	$23,754	$11,594	$37,398	$21,510	$19,853	$96,967	$4,169	$1,950	$217,195
Special Mention	0	0	0	0	0	217	0	0	217
Substandard	0	0	0	0	0	170	0	0	170
Total Commercial Real Estate - Agriculture	$23,754	$11,594	$37,398	$21,510	$19,853	$97,354	$4,169	$1,950	$217,582
Current-period gross writeoffs	$0	$0	$0	$0	$0	$0	$0	$0	$0
Commercial Real Estate - Construction
Pass	$13,160	$744	$682	$5,003	$1,986	$802	$293,479	$52,675	$368,531
Special Mention	0	0	0	0	0	0	0	0	0
Substandard	0	0	0	0	0	0	17,400	0	17,400
Total Commercial Real Estate - Construction	$13,160	$744	$682	$5,003	$1,986	$802	$310,879	$52,675	$385,931
Current-period gross writeoffs	$0	$0	$0	$0	$0	$0	$0	$0	$0

(In thousands)	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total Loans
Residential - Home Equity
Performing	$15,181	$3,106	$2,383	$1,053	$784	$12,993	$163,202	$2,603	$201,305
Nonperforming	0	0	0	0	0	594	2,295	0	2,889
Total Residential - Home Equity	$15,181	$3,106	$2,383	$1,053	$784	$13,587	$165,497	$2,603	$204,194
Current-period gross writeoffs	$0	$0	$0	$0	$0	$0	$0	$0	$0
Residential - Mortgages
Performing	$106,698	$130,463	$172,310	$239,307	$204,310	$500,169	$0	$0	$1,353,257
Nonperforming	0	707	612	737	948	10,385	0	0	13,389
Total Residential - Mortgages	$106,698	$131,170	$172,922	$240,044	$205,258	$510,554	$0	$0	$1,366,646
Current-period gross writeoffs	$0	$0	$0	$0	$0	$0	$0	$0	$0
Consumer - Direct
Performing	$40,812	$18,082	$10,022	$9,109	$3,953	$11,485	$2,575	$0	$96,038
Nonperforming	0	4	24	8	4	77	8	0	125
Total Consumer - Direct	$40,812	$18,086	$10,046	$9,117	$3,957	$11,562	$2,583	$0	$96,163
Current-period gross writeoffs	$2,272	$15	$11	$32	$10	$229	$0	$0	$2,569
Consumer - Indirect
Performing	$0	$0	$0	$52	$23	$141	$0	$0	$216
Nonperforming	0	0	0	0	0	13	0	0	13
Total Consumer - Indirect	$0	$0	$0	$52	$23	$154	$0	$0	$229
Current-period gross writeoffs	$0	$0	$0	$0	$0	$29	$0	$0	$29
6. Earnings Per Share
Earnings per share in the table below, for the three and six month periods ended June 30, 2025 and 2024 are calculated under the two-class method as required by ASC Topic 260, Earnings Per Share (ASC 260). ASC 260 provides that unvested share-based payment awards that contain nonforfeitable rights to dividends are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. Prior to 2019, the Company issued restricted stock awards that contained such rights and are therefore considered participating securities. Since 2019, the Company has issued restricted stock awards that do not have nonforfeitable rights to dividends and are therefore not considered participating securities. Basic earnings per common share are calculated by dividing net income allocable to common stock by the weighted average number of common shares, excluding participating securities, during the period. Diluted earnings per common share include the dilutive effect of participating securities.

	Three Months Ended
(In thousands, except share and per share data)	6/30/2025	6/30/2024
Basic
Net income available to common shareholders	$21,471	$15,682
Less: income attributable to unvested stock-based compensation awards	0	0
Net earnings allocated to common shareholders	21,471	15,682

Weighted average shares outstanding, including unvested stock-based compensation awards	14,433,857	14,399,291

Less: average unvested stock-based compensation awards	(187,462)	(184,717)
Weighted average shares outstanding - Basic	14,246,395	14,214,574

Diluted
Net earnings allocated to common shareholders	21,471	15,682

Weighted average shares outstanding - Basic	14,246,395	14,214,574

Plus: incremental shares from assumed conversion of stock-based compensation awards	73,730	25,052
Weighted average shares outstanding - Diluted	14,320,125	14,239,626

Basic EPS	$1.51	$1.10
Diluted EPS	$1.50	$1.10
Stock-based compensation awards representing 12,817 and 88,913 common shares during the three months ended June 30, 2025 and 2024, respectively, were not included in the computations of diluted earnings per common share because the effect on those periods would have been anti-dilutive.

	Six Months Ended
(In thousands, except share and per share data)	6/30/2025	6/30/2024
Basic
Net income available to common shareholders	$41,150	$32,554
Less: income attributable to unvested stock-based compensation awards	0	0
Net earnings allocated to common shareholders	41,150	32,554

Weighted average shares outstanding, including unvested stock-based compensation awards	14,434,245	14,402,519

Less: unvested stock-based compensation awards	(187,979)	(189,277)
Weighted average shares outstanding - Basic	14,246,266	14,213,242

Diluted
Net earnings allocated to common shareholders	41,150	32,554

Weighted average shares outstanding - Basic	14,246,266	14,213,242

Plus: incremental shares from assumed conversion of stock-based compensation awards	73,515	25,750
Weighted average shares outstanding - Diluted	14,319,781	14,238,992

Basic EPS	$2.89	$2.29
Diluted EPS	$2.87	$2.29
Stock-based compensation awards representing approximately 13,151 and 39,266 common shares during the six months ended June 30, 2025 and 2024, respectively were not included in the computations of diluted earnings per common share because the effect on those periods would have been anti-dilutive.

7. Other Comprehensive Income (Loss)
The following tables present reclassifications out of accumulated other comprehensive income (loss) for the three and six month periods ended June 30, 2025 and 2024:

	Three Months Ended June 30, 2025
(In thousands)	Before-Tax Amount	Tax (Expense) Benefit	Net of Tax
Available-for-sale debt securities:
Change in net unrealized (loss) gain during the period	$9,392	$(2,348)	$7,044
Reclassification adjustment for net realized loss on sale of available-for-sale debt securities included in net income (loss)	0	0	0
Net unrealized gains	9,392	(2,348)	7,044
Employee benefit plans:
Amortization of net retirement plan actuarial gain (loss)	19	(5)	14
Amortization of net retirement plan prior service cost	49	(12)	37
Employee benefit plans	68	(17)	51
Other comprehensive income	$9,460	$(2,365)	$7,095

	Three Months Ended June 30, 2024
(In thousands)	Before-Tax Amount	Tax (Expense) Benefit	Net of Tax
Available-for-sale debt securities:
Change in net unrealized (loss) gain during the period	$(1,391)	$340	$(1,051)
Reclassification adjustment for net realized loss on sale of available-for-sale debt securities included in net income (loss)	0	0	0
Net unrealized losses	(1,391)	340	(1,051)
Employee benefit plans:
Amortization of net retirement plan actuarial gain (loss)	215	(53)	162
Amortization of net retirement plan prior service cost	47	(12)	35
Employee benefit plans	262	(65)	197
Other comprehensive (loss)	$(1,129)	$275	$(854)

	Six Months Ended June 30, 2025
(In thousands)	Before-Tax Amount	Tax (Expense) Benefit	Net of Tax
Available-for-sale debt securities:
Change in net unrealized gain (loss) during the period	$30,881	$(7,720)	$23,161
Reclassification adjustment for net realized gains on sale of available-for-sale debt securities included in net income	0	0	0
Net unrealized losses	30,881	(7,720)	23,161
Employee benefit plans:
Amortization of net retirement plan actuarial loss	190	(48)	142
Amortization of net retirement plan prior service cost	98	(24)	74
Employee benefit plans	288	(72)	216
Other comprehensive income	$31,169	$(7,792)	$23,377

	Six Months Ended June 30, 2024
(In thousands)	Before-Tax Amount	Tax (Expense) Benefit	Net of Tax
Available-for-sale debt securities:
Change in net unrealized gain (loss) during the period	$(14,675)	$3,596	$(11,079)
Reclassification adjustment for net realized loss on sale of available-for-sale debt securities included in net income	0	0	0
Net unrealized gains/losses	(14,675)	3,596	(11,079)
Employee benefit plans:
Amortization of net retirement plan actuarial loss	457	(112)	345
Amortization of net retirement plan prior service cost	92	(23)	69
Employee benefit plans	549	(135)	414
Other comprehensive (loss)	$(14,126)	$3,461	$(10,665)
The following table presents the activity in our accumulated other comprehensive (loss) income for the periods indicated:

(In thousands)	Available-for- Sale Debt Securities	Employee Benefit Plans	Accumulated Other Comprehensive (Loss) Income
Balance at April 1, 2025	$(85,577)	$(16,633)	$(102,210)
Other comprehensive income before reclassifications	7,044	0	7,044
Amounts reclassified from accumulated other comprehensive (loss) income	0	51	51
Net current-period other comprehensive income	7,044	51	7,095
Balance at June 30, 2025	$(78,533)	$(16,582)	$(95,115)

Balance at January 1, 2025	$(101,694)	$(16,798)	$(118,492)
Other comprehensive income before reclassifications	23,161	0	23,161
Amounts reclassified from accumulated other comprehensive (loss) income	0	216	216
Net current-period other comprehensive income	23,161	216	23,377
Balance at June 30, 2025	$(78,533)	$(16,582)	$(95,115)

(In thousands)	Available-for- Sale Debt Securities	Employee Benefit Plans	Accumulated Other Comprehensive (Loss) Income
Balance at April 1, 2024	$(109,563)	$(25,253)	$(134,816)
Other comprehensive loss before reclassifications	(1,051)	0	(1,051)
Amounts reclassified from accumulated other comprehensive (loss) income	0	197	197
Net current-period other comprehensive (loss) income	(1,051)	197	(854)
Balance at June 30, 2024	$(110,614)	$(25,056)	$(135,670)

Balance at January 1, 2024	$(99,535)	$(25,470)	$(125,005)
Other comprehensive loss before reclassifications	(11,079)	0	(11,079)
Amounts reclassified from accumulated other comprehensive (loss) income	0	414	414
Net current-period other comprehensive income (loss)	(11,079)	414	(10,665)
Balance at June 30, 2024	$(110,614)	$(25,056)	$(135,670)

The following tables present the amounts reclassified out of each component of accumulated other comprehensive (loss) income for the three and six months ended June 30, 2025 and 2024:

Three Months Ended June 30, 2025
Details about Accumulated other Comprehensive Income (Loss) Components (In thousands)	Amount Reclassified from Accumulated Other Comprehensive (Loss) Income[1]	Affected Line Item in the Statement Where Net Income is Presented
Available-for-sale debt securities:
Unrealized gains and losses on available-for-sale debt securities	$0	Net gain (loss) on securities transactions
	0	Income tax expense
	0	Net of tax
Employee benefit plans:
Amortization of the following[2]
Net retirement plan actuarial loss	(19)	Other operating expense
Net retirement plan prior service cost	(49)	Other operating expense
	(68)	Total before tax
	17	Income tax expense
	$(51)	Net of tax

Three Months Ended June 30, 2024
Details about Accumulated other Comprehensive Income (Loss) Components (In thousands)	Amount Reclassified from Accumulated Other Comprehensive (Loss) Income[1]	Affected Line Item in the Statement Where Net Income is Presented
Available-for-sale debt securities:
Unrealized gains and losses on available-for-sale debt securities	$0	Net loss on securities transactions
	0	Income tax expense
	0	Net of tax
Employee benefit plans:
Amortization of the following[2]
Net retirement plan actuarial loss	(215)	Other operating expense
Net retirement plan prior service cost	(47)	Other operating expense
	(262)	Total before tax
	65	Income tax expense
	$(197)	Net of tax

Six Months Ended June 30, 2025
Details about Accumulated other Comprehensive Income (Loss) Components (In thousands)	Amount Reclassified from Accumulated Other Comprehensive (Loss)[1]	Affected Line Item in the Statement Where Net Income is Presented
Available-for-sale debt securities:
Unrealized gains and losses on available-for-sale debt securities	$0	Net gain (loss) on securities transactions
	0	Income tax expense
	0	Net of tax
Employee benefit plans:
Amortization of the following[2]
Net retirement plan actuarial loss	(190)	Other operating expense
Net retirement plan prior service cost	(98)	Other operating expense
	(288)	Total before tax
	72	Income tax expense
	$(216)	Net of tax

Six Months Ended June 30, 2024
Details about Accumulated other Comprehensive Income (Loss) Components (In thousands)	Amount Reclassified from Accumulated Other Comprehensive (Loss)[1]	Affected Line Item in the Statement Where Net Income is Presented
Available-for-sale debt securities:
Unrealized gains and losses on available-for-sale debt securities	$0	Net loss on securities transactions
	0	Income tax expense
	0	Net of tax
Employee benefit plans:
Amortization of the following[2]
Net retirement plan actuarial loss	(457)	Other operating expense
Net retirement plan prior service cost	(92)	Other operating expense
	(549)	Total before tax
	135	Tax benefit
	$(414)	Net of tax
1 Amounts in parentheses indicate debits in income statement.
2 The accumulated other comprehensive (loss) income components are included in the computation of net periodic benefit cost (See Note 10 - "Employee Benefit Plans" in the Company's Annual Report on Form 10-K for the year ended December 31, 2024).
8. Financial Guarantees
The Company currently does not issue any guarantees that would require liability recognition or disclosure, other than standby letters of credit. The Company extends standby letters of credit to its customers in the normal course of business. The standby letters of credit are generally short-term. As of June 30, 2025, the Company’s maximum potential obligation under standby letters of credit was $35.4 million compared to $38.5 million at December 31, 2024. Management uses the same credit policies to extend standby letters of credit that it uses for on-balance sheet lending decisions and may require collateral to support standby letters of credit based upon its evaluation of the counterparty. Management does not anticipate any significant losses as a result of these transactions, and has determined that the fair value of standby letters of credit is not significant.

9. Segment and Related Information
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
Banking
Tompkins Community Bank has 12 banking offices located in Ithaca, NY and surrounding communities; 14 banking offices located in the Genesee Valley region of New York State, which includes Monroe County; 12 banking offices located in the counties north of New York City; and 16 banking offices headquartered and operating in southeastern Pennsylvania.
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

Summarized financial information concerning the Company’s reportable segments and the reconciliation to the Company’s consolidated results is shown in the following tables. Investment in subsidiaries is netted out of the presentations below. The “Intercompany” column identifies the intercompany activities of revenues, expenses and other assets between the banking, insurance, and wealth management services segments. The Company accounts for intercompany fees and services at an estimated fair value according to regulatory requirements for the services provided. Intercompany items relate primarily to the use of human resources, information systems, accounting and marketing services provided by the bank and the holding company. All other accounting policies are the same as those described in the summary of significant accounting policies in the Company's Annual Report on Form 10-K for the year ended December 31, 2024.

Three Months Ended June 30, 2025
(In thousands)	Banking	Insurance	Wealth Management	Intercompany	Consolidated
Interest income	$93,646	$1	$0	$(1)	$93,646
Interest expense	33,517	0	0	(1)	33,516
Net interest income	60,129	1	0	0	60,130
Provision for credit loss expense	2,780	0	0	0	2,780
Noninterest income	7,617	9,901	5,541	(547)	22,512
Noninterest expense	40,441	7,729	4,000	(547)	51,623
Income before income tax expense	24,525	2,173	1,541	0	28,239
Income tax expense	5,831	552	385	0	6,768
Net Income attributable to Tompkins Financial Corporation	$18,694	$1,621	$1,156	$0	$21,471
Depreciation and amortization	$1,978	$36	$44	$0	$2,058
Assets	8,319,441	49,305	29,087	(24,015)	8,373,818
Goodwill	64,525	19,867	8,211	(1)	92,602
Other intangibles, net	1,367	854	16	0	2,237
Net loans and leases	6,114,099	0	0	0	6,114,099
Deposits	6,734,658	0	0	(18,863)	6,715,795
Total Equity	701,907	33,248	26,638	0	761,793

Three Months Ended June 30, 2024
(In thousands)	Banking	Insurance	Wealth Management	Intercompany	Consolidated
Interest income	$85,240	$1	$0	$(1)	$85,240
Interest expense	34,288	0	0	(1)	34,287
Net interest income	50,952	1	0	0	50,953
Provision for credit loss expense	2,172	0	0	0	2,172
Noninterest income	7,822	9,220	5,261	(527)	21,776
Noninterest expense	39,662	7,086	3,721	(527)	49,942
Income before income tax expense	16,940	2,135	1,540	0	20,615
Income tax expense	3,938	582	382	0	4,902
Net Income attributable to noncontrolling interests and Tompkins Financial Corporation	13,002	1,553	1,158	0	15,713
Less: Net income attributable to noncontrolling interests	31	0	0	0	31
Net Income attributable to Tompkins Financial Corporation	$12,971	$1,553	$1,158	$0	$15,682
Depreciation and amortization	$2,522	$41	$41	$0	$2,604
Assets	7,810,792	48,840	29,404	(19,514)	7,869,522
Goodwill	64,525	19,866	8,211	0	92,602
Other intangibles, net	978	1,186	29	0	2,193
Net loans and leases	5,708,805	0	0	0	5,708,805
Deposits	6,312,911	0	0	(27,015)	6,285,896
Total Equity	605,109	37,055	33,929	0	676,093

Six Months Ended June 30, 2025
(In thousands)	Banking	Insurance	Wealth Management	Intercompany	Consolidated
Interest income	$183,108	$1	$0	$(1)	$183,108
Interest expense	66,317	0	0	(1)	66,316
Net interest income	116,791	1	0	0	116,792
Provision for credit loss expense	8,067	0	0	0	8,067
Noninterest income	16,263	21,604	10,754	(1,077)	47,544
Noninterest expense	80,136	15,054	8,117	(1,077)	102,230
Income before income tax expense	44,851	6,551	2,637	0	54,039
Income tax expense	10,473	1,757	659	0	12,889
Net Income attributable to Tompkins Financial Corporation	$34,378	$4,794	$1,978	$0	$41,150
Depreciation and amortization	$4,084	$82	$87	$0	$4,253

Six Months Ended June 30, 2024
(In thousands)	Banking	Insurance	Wealth Management	Intercompany	Consolidated
Interest income	$168,423	$2	$0	$(2)	$168,423
Interest expense	66,797	0	0	(2)	66,795
Net interest income	101,626	2	0	0	101,628
Provision for credit loss expense	3,026	0	0	0	3,026
Noninterest income	14,933	19,746	10,300	(1,066)	43,913
Noninterest expense	79,025	14,313	7,527	(1,066)	99,799
Income before income tax expense	34,508	5,435	2,773	0	42,716
Income tax expense	7,924	1,489	687	0	10,100
Net Income attributable to noncontrolling interests and Tompkins Financial Corporation	26,584	3,946	2,086	0	32,616
Less: Net income attributable to noncontrolling interests	62	0	0	0	62
Net Income attributable to Tompkins Financial Corporation	$26,522	$3,946	$2,086	$0	$32,554
Depreciation and amortization	$5,444	$84	$82	$0	$5,610
10. Fair Value Measurements
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

The following tables summarize financial assets and financial liabilities measured at fair value on a recurring basis as of June 30, 2025 and December 31, 2024, segregated by the level of valuation inputs within the fair value hierarchy used to measure fair value:

Recurring Fair Value Measurements
June 30, 2025
(In thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Assets
Available-for-sale debt securities
U.S. Treasuries	$53,060	$0	$53,060	$0
Obligations of U.S. Government sponsored entities	383,939	0	383,939	0
Obligations of U.S. states and political subdivisions	76,111	0	76,111	0
Mortgage-backed securities – residential, issued by:
U.S. Government agencies	88,724	0	88,724	0
U.S. Government sponsored entities	671,091	0	671,091	0
U.S. corporate debt securities	2,445	0	2,445	0
Total Available-for-sale debt securities	$1,275,370	$0	$1,275,370	$0
Equity securities, at fair value	784	0	0	784
Derivatives designated as hedging instruments	350	0	350	0
Derivatives not designated as hedging instruments	4,554	0	4,554	0
Liabilities
Derivatives not designated as hedging instruments	$5,034	$0	$5,034	$0

Recurring Fair Value Measurements
December 31, 2024
(In thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Assets
Available-for-sale debt securities
U.S. Treasuries	$71,497	$0	$71,497	$0
Obligations of U.S. Government sponsored entities	380,280	0	380,280	0
Obligations of U.S. states and political subdivisions	77,694	0	77,694	0
Mortgage-backed securities – residential, issued by:
U.S. Government agencies	63,254	0	63,254	0
U.S. Government sponsored entities	636,360	0	636,360	0
U.S. corporate debt securities	2,447	0	2,447	0
Total Available-for-sale debt securities	$1,231,532	$0	$1,231,532	$0
Equity securities, at fair value	768	0	0	768
Derivatives designated as hedging instruments	864	0	864	0
Derivatives not designated as hedging instruments	1,831	0	1,831	0
Liabilities
Derivatives not designated as hedging instruments	$2,073	$0	$2,073	$0
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
The change in the fair value of equity securities valued using significant unobservable inputs (Level 3), for the periods ended June 30, 2025 and December 31, 2024, was immaterial.

There were no transfers between Levels 1, 2 and 3 for the six months ended June 30, 2025.
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
Certain assets are measured at fair value on a nonrecurring basis. For the Company, these include loans held for sale, individually evaluated loans, and OREO. For the three and six months ended June 30, 2025, certain individually evaluated loans were remeasured and reported at fair value through a specific valuation allowance and/or partial charge-offs for credit losses based upon the fair value of the underlying collateral. Collateral values are estimated using Level 3 inputs based upon customized discounting criteria. In addition to collateral dependent evaluated loans, certain other real estate owned was remeasured and reported at fair value based upon the fair value of the underlying collateral. The fair values of other real estate owned are estimated using Level 2 inputs based on observable market data or Level 3 inputs based on customized discounting criteria. In general, the fair values of other real estate owned are based upon appraisals, with discounts made to reflect estimated costs to sell the real estate. Upon initial recognition, fair value write-downs are taken through a charge-off to the allowance for credit losses. Subsequent fair value write-downs on other real estate owned are reported in other noninterest expense.

Three months ended June 30, 2025
(In thousands)		Fair value measurements at reporting date using:			Gain (losses) from fair value changes
Assets:	As of 06/30/2025	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Three months ended 06/30/2025
Individually evaluated loans	$0	$0	$0	$0	$(4,711)

Three months ended June 30, 2024
(In thousands)		Fair value measurements at reporting date using:			Gain (losses) from fair value changes
Assets:	As of 06/30/2024	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Three months ended 06/30/2024
Individually evaluated loans	$2,254	$0	$0	$2,254	$0
Other real estate owned	$80	$0	$0	$80	$0

Six months ended June 30, 2025
(In thousands)		Fair value measurements at reporting date using:			Gain (losses) from fair value changes
Assets:	As of 06/30/2025	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Six months ended 06/30/2025
Individually evaluated loans	$29,914	$0	$0	$29,914	$(4,711)
Other real estate owned	0	0	0	0	1,898

Six months ended June 30, 2024
(In thousands)		Fair value measurements at reporting date using:			Gain (losses) from fair value changes
Assets:	As of 06/30/2024	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Six months ended 06/30/2024
Individually evaluated loans	$3,501	$0	$0	$3,501	$0
Other real estate owned	80	0	0	80	43
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
The following tables present the carrying amounts and estimated fair values of the Company’s financial instruments at June 30, 2025 and December 31, 2024. The carrying amounts shown in the tables are included in the Consolidated Statements of Condition under the indicated captions.

Estimated Fair Value of Financial Instruments
June 30, 2025
(In thousands)	Carrying Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets:
Cash and cash equivalents	$212,551	$212,551	$212,551	$0	$0
Securities - held-to-maturity	312,493	278,948	0	278,948	0
FHLB stock and other stock	37,129	37,129	0	37,129	0
Accrued interest receivable	30,604	30,604	0	30,604	0
Loans/leases, net[1]	6,114,099	5,810,384	0	0	5,810,384

Financial Liabilities:
Time deposits	$1,225,941	$1,221,919	$0	$1,221,919	$0
Other deposits	5,489,854	5,489,854	0	5,489,854	0
Fed funds purchased and securities sold
under agreements to repurchase	127,111	127,111	0	127,111	0
Other borrowings	672,696	673,303	0	673,303	0
Accrued interest payable	5,241	5,241	0	5,241	0

Estimated Fair Value of Financial Instruments
December 31, 2024
(In thousands)	Carrying Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets:
Cash and cash equivalents	$134,398	$134,398	$134,398	$0	$0
Securities - held-to-maturity	312,462	267,295	0	267,295	0
FHLB stock and other stock	42,255	42,255	0	42,255	0
Accrued interest receivable	28,823	28,823	0	28,823	0
Loans/leases, net[1]	5,963,426	5,584,661	0	0	5,584,661

Financial Liabilities:
Time deposits	$1,068,375	$1,064,548	$0	$1,064,548	$0
Other deposits	5,403,430	5,403,430	0	5,403,430	0
Fed funds purchased and securities sold
under agreements to repurchase	37,036	37,036	0	37,036	0
Other borrowings	790,247	789,915	0	789,915	0
Accrued interest payable	4,854	4,854	0	4,854	0
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

11. Derivatives and Hedging Activities
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
Derivatives Designated as Hedging Instruments
Fair Value Hedges of Interest Rate Risk
The Company is exposed to changes in the fair value of certain of its fixed-rate assets due to changes in benchmark interest rates. The Company uses interest rate swaps to manage its exposure to changes in fair value on these instruments attributable to changes in the designated benchmark interest rate. Interest rate swaps designated as fair value hedges involve the payment of fixed-rate amounts to a counterparty in exchange for the Company receiving variable-rate payments over the life of the agreements without the exchange of the underlying notional amount. As of June 30, 2025, the Company had interest rate swaps with a total notional amount of $100.0 million hedging fixed-rate residential mortgage loans.
For derivatives designated and that qualify as fair value hedges, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in interest income.
As of June 30, 2025 and December 31, 2024, the following amounts were recorded on the balance sheet related to cumulative basis adjustment for fair value hedges.

Line Item in the Statement of Financial Position in Which the Hedged Item is Included	Carrying Amount of the Hedged Assets/(Liabilities)	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets/(Liabilities)	Carrying Amount of the Hedged Assets/(Liabilities)	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets/(Liabilities)
	06/30/2025	06/30/2025	12/31/2024	12/31/2024
Fixed Rate Loans[1]	$99,672	$(328)	$149,175	$(825)
Total	$99,672	$(328)	$149,175	$(825)
[1] These amounts include the amortized cost basis of closed portfolios of fixed rate loans used to designate hedging relationships in which the hedged item is the stated amount of assets in the closed portfolio anticipated to be outstanding for the designated hedged period. At June 30, 2025 and December 31, 2024, the amortized cost basis of the closed portfolios used in these hedging relationships was $688.3 million and $711.0 million respectively; the cumulative basis adjustments associated with these hedging relationships was $328,000 and $825,000, respectively; and the amounts of the designated hedged items were $100.0 million and $150.0 million, $50.0 million of designated hedged items matured in the six-month period ending June 30, 2025.

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
Tabular Disclosure of Fair Values of Derivative Instruments on the Consolidated Statements of Condition
The tables below present the fair value of the Company’s derivative financial instruments as well as their classification on the consolidated statements of condition as of June 30, 2025 and December 31, 2024. Amounts below are presented on a net basis in accordance with applicable accounting guidance.

Derivative Assets
	June 30, 2025
(In thousands)	Notional Amount	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Interest Rate Products	$100,000	Other Assets	$350
Total derivatives designated as hedging instruments			$350

Derivatives not designated as hedging instruments
Interest Rate Products	$193,867	Other Assets	$4,554
Risk Participation Agreement	0	Other Assets	0
Total derivatives not designated as hedging instruments			$4,554

Derivative Assets
	December 31, 2024
(In thousands)	Notional Amount	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Interest Rate Products	$150,000	Other Assets	$864
Total derivatives designated as hedging instruments			$864

Derivatives not designated as hedging instruments
Interest Rate Products	$175,865	Other Assets	$1,831
Risk Participation Agreement	0	Other Assets	0
Total derivatives not designated as hedging instruments			$1,831

Derivative Liabilities
	June 30, 2025
(In thousands)	Notional Amount	Balance Sheet Location	Fair Value
Derivatives not designated as hedging instruments
Interest Rate Products	$193,867	Other Liabilities	$4,906
Risk Participation Agreement	61,227	Other Liabilities	128
Total derivatives not designated as hedging instruments			$5,034

Derivative Liabilities
	December 31, 2024
(In thousands)	Notional Amount	Balance Sheet Location	Fair Value
Derivatives not designated as hedging instruments
Interest Rate Products	$178,646	Other Liabilities	$1,990
Risk Participation Agreement	44,387	Other Liabilities	83
Total derivatives not designated as hedging instruments			$2,073
Tabular Disclosure of the Effect of Fair Value and Cash Flow Hedge Accounting on the Consolidated Statements of Income
The tables below present the effect of the Company’s derivative financial instruments on the consolidated statements of income for the three and six months ended June 30, 2025 and 2024:

The Effect of Fair Value and Cash Flow Hedge Accounting on the Consolidated Statements of Income
	Location of Gain or (Loss) Recognized in Income on Derivative
	Three Months Ended
	06/30/2025	06/30/2024
(In thousands)	Interest Income
Total amounts of income and expense line items presented in the statement of financial performance in which the effects of fair value or cash flow hedges are recorded	$247	$673
The effects of fair value and cash flow hedging:
Gain or (loss) on fair value hedging relationships in Subtopic 815-20
Interest contracts
Hedged items	158	153
Derivatives designated as hedging instruments	89	520

The Effect of Fair Value and Cash Flow Hedge Accounting on the Consolidated Statements of Income
	Location of Gain or (Loss) Recognized in Income on Derivative
	Six Months Ended
	06/30/2025	06/30/2024
(In thousands)	Interest Income
Total amounts of income and expense line items presented in the statement of financial performance in which the effects of fair value or cash flow hedges are recorded	$540	$1,335
The effects of fair value and cash flow hedging:
Gain or (loss) on fair value hedging relationships in Subtopic 815-20
Interest contracts
Hedged items	498	(1,013)
Derivatives designated as hedging instruments	42	2,348

Tabular Disclosure of the Effect of Derivatives Not Designated as Hedging Instruments on the Consolidated Statements of Income
The tables below present the effect of the Company’s derivative financial instruments that are not designated as hedging instruments on the consolidated statements of income for the three and six months ended June 30, 2025 and 2024:

Effect of Derivatives Not Designated as Hedging Instruments on the Consolidated Statements of Income
Derivatives Not Designated as Hedging Instruments under Subtopic 815-20	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
		Three Months Ended
(In thousands)		06/30/2025	06/30/2024

Interest Rate Products	Other Income	$(82)	$0
Risk Participation Agreement	Other Income	9	6
Total		$(73)	$6
Fee Income	Other income	$228	$144

Effect of Derivatives Not Designated as Hedging Instruments on the Consolidated Statements of Income
Derivatives Not Designated as Hedging Instruments under Subtopic 815-20	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
		Six Months Ended
(In thousands)		06/30/2025	06/30/2024

Interest Rate Products	Other Income	$(194)	$37
Risk Participation Agreement	Other Income	34	78
Total		$(160)	$115
Fee Income	Other income	$257	$383
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
As of June 30, 2025 and December 31, 2024, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $4.9 million and $1.3 million, respectively. As of June 30, 2025 and December 31, 2024, the Company had posted $4.5 million and $260,000, respectively, in collateral related to these agreements. The interest rate hedge counterparty had posted $0 and $890,000 of collateral in proportion to potential losses in the derivative position at June 30, 2025 and December 31, 2024, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
BUSINESS
Tompkins Financial Corporation ("Tompkins" or the "Company") is headquartered in Ithaca, New York and is registered as a Financial Holding Company with the Federal Reserve Board under the Bank Holding Company Act of 1956, as amended. The Company is a locally-oriented, community-based financial services organization that offers a full array of products and services, including commercial and consumer banking, leasing, trust and investment management, financial planning and wealth management, and insurance services. At June 30, 2025, the Company had one wholly-owned banking subsidiary, Tompkins Community Bank. Tompkins Community Bank provides a full array of wealth management services under the Tompkins Financial Advisors brand, including investment management, trust and estate, financial and tax planning as well as life, disability and long-term care insurance services. The Company also has a wholly-owned insurance agency subsidiary, Tompkins Insurance Agencies, Inc. ("Tompkins Insurance"). The Company’s principal offices are located at 118 E. Seneca Street, P.O. Box 460, Ithaca, NY, 14850, and its telephone number is (888) 503-5753. The Company’s common stock is traded on the NYSE American under the Symbol "TMP."
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
Insurance services include property and casualty insurance, employee benefit consulting, and life, long-term care and disability insurance. Tompkins Insurance is headquartered in Batavia, New York. Over the years, Tompkins Insurance has acquired smaller insurance agencies in the market areas serviced by the Company’s banking subsidiaries and successfully consolidated them into Tompkins Insurance. Tompkins Insurance offers services to customers of Tompkins Community Bank and shares offices with Tompkins Community Bank in Western New York, Central New York and Pennsylvania. In addition to these shared offices, Tompkins Insurance has four stand-alone offices in Western New York.
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
OTHER IMPORTANT INFORMATION
The following discussion is intended to provide an understanding of the consolidated financial condition and results of operations of the Company for the three and six months ended June 30, 2025. It should be read in conjunction with the Company’s Audited Consolidated Financial Statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, and the Unaudited Consolidated Financial Statements and notes thereto included in Part I of this Quarterly Report on Form 10-Q.
This Report includes comparisons of the Company’s performance to that of a peer group, which is comprised of the group of 201 domestic bank holding companies with $3 billion to $10 billion in total assets as defined in the Federal Reserve’s "Bank Holding Company Performance Report" for March 31, 2025 (the most recent report available). Although the peer group data is presented based upon financial information that is one fiscal quarter behind the financial information included in this report, the Company believes that it is relevant to include certain peer group information for comparison to current quarter numbers.
Forward-Looking Statements
This Quarterly Report on Form 10-Q contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The statements contained in this Report that are not statements of historical fact may include forward-looking statements that involve a number of risks and uncertainties. Forward-looking statements may be identified by use of such words as "may", "will", "estimate", "intend", "continue", "believe", "expect", "plan", "commit", or "anticipate", as well as the negative and other variations of these terms, and other similar words. Examples of forward-looking statements may include statements regarding the asset quality of the Company's loan portfolios; the level of the Company's allowance for credit losses; the sufficiency of liquidity sources; the Company's exposure to changes in interest rates, and to new, changed, or extended government/regulatory expectations; the need to sell securities before recovery of amortized cost; the impact of changes in accounting standards; and trends, plans, prospects, growth and strategies. Forward-looking statements are made based on management’s expectations and beliefs concerning future events impacting the Company and are subject to uncertainties and factors relating to the Company’s operations and economic environment, all of which are difficult to predict and many of which are beyond the control of the Company, that could cause actual results of the Company to differ materially from those expressed and/or implied by forward-looking statements and historical performance. The following factors, in addition to those listed as Risk Factors in Item 1A of the Company's Annual Report on Form 10-K for the year ended December 31, 2024, are among those that could cause actual results to differ materially from the forward-looking statements and historical performance: changes in general economic, market and regulatory conditions; our ability to attract and retain deposits and other sources of liquidity; gross domestic product growth and inflation trends; the impact of the interest rate and inflationary environment on the Company's business, financial condition and results of operations; other income or cash flow anticipated from the Company's operations, investment and/or lending activities; changes in laws and regulations affecting public companies, banks, bank holding companies and/or financial holding companies, including the Dodd-Frank Act, and other federal, state and local government mandates; the impact of any change in the FDIC insurance assessment rate or the rules and regulations related to the calculation of the FDIC insurance assessment amount; changes in supervisory and regulatory scrutiny of financial institutions, technological developments and changes; cybersecurity incidents and threats; the ability to continue to introduce competitive new products and services on a timely, cost-effective basis; governmental and public policy changes, including environmental regulation; reliance on large customers; the geographic concentration of our business; the ability to access financial resources in the amounts, at the times, and on the terms required to support the Company's future businesses; and the economic impact, including potential market volatility, of national and global events, including the response to bank failures, war and geopolitical matters (including continuing or increasing hostilities in the Middle East and the war in Ukraine), tariffs and trade wars, widespread protests, civil unrest, political uncertainty, and pandemics or other public health crises; and the related financial stress on borrowers and changes to customer behavior and credit risk as a result of any of the foregoing. The Company does not undertake any obligation to update its forward-looking statements.
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
The Company’s methodology for estimating the allowance considers available relevant information about the collectability of cash flows, including information about past events, current conditions, and reasonable and supportable forecasts. Refer to "Allowance for Credit Losses" below and to Note 5 - "Allowance for Credit Losses", and Note 1 – "Summary of Significant Accounting Policies" in the Notes to Consolidated Financial Statements contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2024, for additional information on the Company's methodology for estimating the allowance.
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
Critical Accounting Estimates
The Company's significant accounting policies conform with GAAP and are described in Note 1 "Summary of Significant Accounting Policies" in the Notes to Consolidated Financial Statements contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2024. In applying those accounting policies, management of the Company is required to exercise judgment in determining many of the methodologies, assumptions and estimates to be utilized. Certain critical accounting estimates are more dependent on such judgment and in some cases may contribute to volatility in the Company's reported financial performance should the assumptions and estimates used change over time due to changes in circumstances. The most significant area in which management of the Company applies critical assumptions and estimates was the following:
•Accounting for credit losses - The Company accounts for the allowance for credit losses using the current expected credit loss model. Under this model, the allowance for credit losses represents a valuation account that is deducted from the amortized cost basis of certain financial assets, including loans and leases, to present the net amount expected to be collected at the balance sheet date. A provision for credit losses is recorded to adjust the level of the allowance as deemed necessary by management. In estimating expected losses in the loan and lease portfolio, borrower-specific financial data and macro-economic assumptions are utilized to project losses over a reasonable and supportable forecast period. For certain loan pools that share similar risk characteristics, the Company utilizes statistically developed models to estimate amounts and timing of expected future cash flows, collateral values and other factors used to determine the borrowers' abilities to repay obligations. Such models consider historical correlations of credit losses with various macroeconomic assumptions including unemployment and gross domestic product. These forecasts may be adjusted for inherent limitations or biases of the models. Subsequent to the forecast period, the Company utilizes longer-term historical loss experience to estimate losses over the remaining contractual life of the loans. Changes in the circumstances considered when determining management's estimates and assumptions could result in changes in those estimates and assumptions, which could result in adjustment of the allowance for credit losses in future periods. A discussion of facts and circumstances considered by management in determining the allowance for credit losses is included in Note 5 - "Allowance for Credit Losses" in the Notes to the Unaudited Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.
Recent Developments
On July 4, 2025, HR.1 – One Big Beautiful Bill Act was signed into federal law and, among other things, enacted amendments to federal tax laws. The Company is currently evaluating the impact, if any, of these changes on future periods.

RESULTS OF OPERATIONS
Performance Summary
Net income for the second quarter of 2025 was $21.5 million, or $1.50 diluted earnings per share, compared to $15.7 million, or $1.10 diluted earnings per share for the second quarter of 2024. Net income for the first six months of 2025 was $41.2 million, or $2.87 diluted earnings per share, compared to $32.6 million, or $2.29 diluted earnings per share for the first six months of 2024. The increase in net income and diluted earnings per share for the three and six months ended June 30, 2025 compared to the same periods in 2024 largely reflects increases in our net interest margin as well as continued loan growth.
Return on average assets ("ROA") for the quarter ended June 30, 2025 was 1.05%, compared to 0.81% for the quarter ended June 30, 2024. Return on average shareholders’ equity ("ROE") for the second quarter of 2025 was 11.48%, compared to 9.51% for the second quarter of 2024. For the year-to-date period ended June 30, 2025, ROA and ROE totaled 1.02% and 11.23%, respectively, compared to 0.84% and 9.85%, for the same periods in 2024.
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
Banking Segment
The banking segment reported net income of $18.7 million for the second quarter of 2025, an increase of $5.7 million, or 44.1%, compared to $13.0 million for the second quarter of 2024. For the six months ended June 30, 2025, the banking segment reported net income of $34.4 million, up $7.9 million, or 29.6%, from the same period in 2024. The increase in net income for the three and six months ended June 30, 2025 compared to the same periods in 2024 was mainly due to an increase in net interest income.
Net interest income of $60.1 million for the second quarter of 2025 was up $9.2 million, or 18.0%, from the same period in 2024. For the six months ended June 30, 2025, net interest income of $116.8 million was up $15.2 million, or 14.9%, from the same period in 2024. The increase in net interest income for the three and six months ended June 30, 2025 compared to the same periods in 2024 was primarily due to an increase in average loan balances, an increase in average loan yields and a reduction in average funding costs due to improved funding mix.
The provision for credit losses was $2.8 million for the three months ended June 30, 2025, compared to $2.2 million for the same period in 2024. For the six months ended June 30, 2025, the provision for credit losses was $8.1 million compared to $3.0 million for the same period in 2024. Net charge-offs for the three and six months ended June 30, 2025 were $5.3 million and $6.0 million, respectively, compared to net charge-offs of $509,000 and $737,000 for the same periods in 2024. For additional information, see the section titled "The Allowance for Credit Losses" below.
Noninterest income was $7.6 million for the three months ended June 30, 2025, compared to $7.8 million for the same period in 2024. The decrease in noninterest income for the three months ended June 30, 2025 was mainly attributable to a decrease in income related to bank owned life insurance (down $450,000), partially offset by an increase in gains on sales of residential loans (up $351,000). For the six months ended June 30, 2025, noninterest income was $16.3 million compared to $14.9 million for the six months ended June 30, 2024. The increase in year-to-date noninterest income compared to the same period in 2024 was mainly attributable to a $1.9 million gain on the sale of other real estate owned ("OREO), and an increase in gains on sales of residential loans, which were up $731,000, partially offset by decreases in derivatives related income (down $401,000) and income related to bank owned life insurance (down $385,000).
Noninterest expense of $40.4 million and $80.1 million for the three and six months ended June 30, 2025, respectively, were up $779,000, or 2.0%, and $1.1 million, or 1.4%, respectively, from the same periods in 2024. The increases in noninterest expense for the three and six months ended June 30, 2025 from the same periods in 2024, were mainly attributable to other salaries and employee benefits, up $1.4 million and $2.2 million, respectively. These increases were partially offset by a decrease in technology expense, down $613,000 and $1.3 million, respectively for the three and six months ended June 30, 2025, compared to the same periods in 2024.
Insurance Segment
The insurance segment reported net income of $1.6 million for the three months ended June 30, 2025, which was up $68,000, or 4.4%, compared to the second quarter of 2024. Total noninterest revenue was up $681,000, or 7.4%, for the second quarter of 2025 compared to the same quarter in the prior year. Insurance commissions and fees increased by $220,000 or 2.6% in the three months ended June 30, 2025, compared to the same period of 2024, and contingency revenue increased by $324,000 or 35.2%. The second quarter of 2025 also included $161,000 of income related to life insurance proceeds.
For the six months ended June 30, 2025, net income was up $848,000, or 21.5%, from the same period in the prior year. Total noninterest revenue for the year-to-date period ended June 30, 2025 was up $1.9 million, or 9.4%, compared to the same period in the prior year. The increase in total noninterest revenue for the six months ended June 30, 2025 compared to the prior year period included growth in overall commission revenue of $900,000, or 5.2%, with increases in personal lines (up $151,000, or 2.8%), and commercial lines (up $815,000, or 10.1%); as well as growth in contingency revenues, which were up $1.0 million, or 46.6%. These increases were attributable to growth in personal and commercial lines from new business, rate increases related to current market conditions and improved ratios as they relate to carrier profit sharing calculations.
Noninterest expenses for the three months ended June 30, 2025 were up $643,000, or 9.1%, compared to the three months ended June 30, 2024. Year-to-date noninterest expenses were up $741,000, or 5.2%, compared to the six months ended June 30, 2024. The increase in noninterest expenses for the three and six months ended June 30, 2025 was primarily driven by increases in salaries, incentives and employee benefits.
Wealth Management Segment
The wealth management segment reported net income of $1.2 million for the three months ended June 30, 2025, which was in line with the second quarter of 2024. Revenue for the three months ended June 30, 2025 was up $280,000 or 5.3%, compared to the three months ended June 30, 2024, primarily due to gains on the sale of certain customer accounts and fees related to terminating trust accounts. Noninterest expense for the three months ended June 30, 2025 was up $279,000 or 7.5%, compared to the same period in 2024, which was primarily attributable to an increase in salaries and employee benefits.
For the six months ended June 30, 2025, net income of $2.0 million was down $108,000, or 5.2%, compared to the same period in the prior year. Total revenue for the six months ended June 30, 2025 was up $454,000, or 4.4%, compared to the same period in the prior year, mainly due to gains on the sale of certain customer accounts and fees related to terminating trust accounts.
Noninterest expense for the six months ended June 30, 2025 was up $590,000, or 7.8%, compared to the same period prior year, mainly attributable to salaries and employee benefits, technology, and marketing.

Net Interest Income
The following tables show average interest-earning assets and interest-bearing liabilities, and the corresponding yield or cost associated with each, for the three and six month periods ended June 30, 2025 and 2024 and the three months ended March 31, 2025:

Average Consolidated Statements of Condition and Net Interest Analysis (Unaudited)
	Quarter Ended			Quarter Ended			Quarter Ended
	June 30, 2025			March 31, 2025			June 30, 2024
(dollar amounts in thousands)	Average Balance (QTD)	Interest	Average Yield/Rate	Average Balance (QTD)	Interest	Average Yield/Rate	Average Balance (QTD)	Interest	Average Yield/Rate
ASSETS
Interest-earning assets
Interest-bearing balances due from banks	$15,820	$187	4.74%	$16,424	$175	4.32%	$11,707	$184	6.33%
Securities[1]
U.S. Government securities	1,610,090	10,026	2.50%	1,598,785	9,441	2.39%	1,717,975	10,067	2.36%
State and municipal[2]	85,080	554	2.61%	85,893	554	2.62%	89,518	566	2.55%
Other Securities[2]	3,279	53	6.48%	3,275	53	6.56%	3,260	59	7.32%
Total securities	1,698,449	10,633	2.51%	1,687,953	10,048	2.41%	1,810,753	10,692	2.38%
FHLBNY and FRB stock	31,660	635	8.05%	31,983	711	9.01%	37,681	820	8.76%
Total loans and leases, net of unearned income[2,3]	6,129,561	82,499	5.40%	6,025,363	78,835	5.31%	5,687,548	73,839	5.22%
Total interest-earning assets	7,875,490	93,954	4.79%	7,761,723	89,769	4.69%	7,547,689	85,535	4.56%
Other assets	293,105			294,855			262,372
Total assets	$8,168,595			$8,056,578			$7,810,061
LIABILITIES & EQUITY
Deposits
Interest-bearing deposits
Interest bearing checking, savings, & money market	$3,680,761	$16,504	1.80%	$3,682,318	$16,093	1.77%	$3,498,746	$15,754	1.81%
Time deposits	1,230,182	10,975	3.58%	1,159,039	10,557	3.69%	987,348	9,530	3.88%
Total interest-bearing deposits	4,910,943	27,479	2.24%	4,841,357	26,650	2.23%	4,486,094	25,284	2.27%
Federal funds purchased & securities sold under agreements to repurchase	42,123	61	0.58%	47,653	41	0.35%	40,298	11	0.11%
Other borrowings	550,558	5,976	4.35%	561,983	6,109	4.41%	688,611	8,992	5.25%
Total interest-bearing liabilities	5,503,624	33,516	2.44%	5,450,993	32,800	2.44%	5,215,003	34,287	2.64%
Noninterest bearing deposits	1,818,922			1,779,197			1,837,325
Accrued expenses and other liabilities	96,074			98,278			94,764
Total liabilities	7,418,620			7,328,468			7,147,092
Tompkins Financial Corporation Shareholders’ equity	749,975			728,110			661,523
Noncontrolling interest	0			0			1,446
Total equity	749,975			728,110			662,969
Total liabilities and equity	$8,168,595			$8,056,578			$7,810,061
Interest rate spread			2.34%			2.25%			1.91%
Tax-equivalent net interest income/margin on earning assets		60,438	3.08%		56,969	2.98%		51,248	2.73%
Tax-equivalent adjustment		(308)			(307)			(295)
Net interest income		$60,130			$56,662			$50,953

Average Consolidated Statements of Condition and Net Interest Analysis (Unaudited)
	Year to Date Period Ended			Year to Date Period Ended
	June 30, 2025			June 30, 2024
	Average			Average
	Balance		Average	Balance		Average
(Dollar amounts in thousands)	(YTD)	Interest	Yield/Rate	(YTD)	Interest	Yield/Rate
ASSETS
Interest-earning assets
Interest-bearing balances due from banks	$16,121	$362	4.53%	$11,955	$338	5.69%
Securities[1]
U.S. Government securities	1,604,469	19,467	2.45%	1,737,049	20,370	2.36%
State and municipal[2]	85,484	1,108	2.61%	89,702	1,137	2.55%
Other securities	3,277	106	6.52%	3,269	119	7.32%
Total securities	1,693,230	20,681	2.46%	1,830,020	21,626	2.38%
FHLBNY and FRB stock	31,821	1,346	8.53%	36,147	1,421	7.90%
Total loans and leases, net of unearned income[2,3]	6,077,749	161,335	5.35%	5,654,576	145,616	5.18%
Total interest-earning assets	7,818,921	183,724	4.74%	7,532,698	169,001	4.51%
Other assets	293,975			272,895
Total assets	$8,112,896			$7,805,593
LIABILITIES & EQUITY
Deposits
Interest-bearing deposits
Interest bearing checking, savings, & money market	$3,681,535	$32,597	1.79%	$3,522,481	$30,790	1.76%
Time deposits	1,194,807	21,532	3.63%	988,119	18,928	3.85%
Total interest-bearing deposits	4,876,342	54,129	2.24%	4,510,600	49,718	2.22%
Federal funds purchased & securities sold under agreements to repurchase	44,873	102	0.46%	44,538	24	0.11%
Other borrowings	556,239	12,085	4.38%	655,781	17,053	5.23%
Total interest-bearing liabilities	5,477,454	66,316	2.44%	5,210,919	66,795	2.58%
Noninterest bearing deposits	1,799,169			1,834,284
Accrued expenses and other liabilities	97,170			95,529
Total liabilities	7,373,793			7,140,732
Tompkins Financial Corporation Shareholders’ equity	739,103			663,428
Noncontrolling interest	0			1,433
Total equity	739,103			664,861

Total liabilities and equity	$8,112,896			$7,805,593
Interest rate spread			2.30%			1.93%
Net interest income (TE)/margin on earning assets		117,408	3.03%		102,206	2.73%

Tax Equivalent Adjustment		(616)			(578)
Net interest income		$116,792			$101,628
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
Net interest income was $60.1 million and $116.8 million, respectively, for the three and six months ended June 30, 2025, up $9.2 million, or 18.0%, and $15.2 million, or 14.9%, respectively, from the same periods in 2024.

Net interest margin for the three months ended June 30, 2025 was 3.08% compared to 2.73% for the same period in 2024. Net interest margin for the six months ended June 30, 2025 was 3.03% compared to 2.73% for the same period in 2024. The increase in net interest margin for the three and six months ended June 30, 2025 compared to the same periods in 2024 was due to increased yields on average interest earning assets, higher average loan balances, and lower funding costs resulting from improved funding mix.
The quarterly net interest margin of 3.08% for the second quarter of 2025 was up 10 basis points over the net interest margin of 2.98% for the first quarter of 2025. The increase in net interest margin, when compared to the most recent prior quarter, was mainly due to increased yields on average interest earning assets and higher average loan balances. The average cost of interest-bearing liabilities for the second quarter of 2025 was 2.44%, unchanged from the first quarter of 2025.
Interest income for the three and six months ended June 30, 2025 was $93.6 million and $183.1 million, up 9.9% and 8.7%, respectively, compared to the same periods in 2024. The average yield on interest-earning assets increased 23 basis points for the three and six months ended June 30, 2025, compared to the same periods in 2024. Average interest-earning assets for the three and six months ended June 30, 2025, increased $327.8 million, or 4.3%, and $286.2 million, or 3.8%, respectively, compared to the same periods in 2024.
Interest income on loans for the three and six months ended June 30, 2025, was up $8.7 million, or 11.7%, and $15.7 million, or 10.8%, respectively, compared to the same periods in 2024, driven by higher average yields and higher average loan balances. The average yields on loans for the three and six months ended June 30, 2025 of 5.40% and 5.35% respectively, were up 18 and 17 basis points from the same periods in 2024. For the three and six months ended June 30, 2025 average loan balances were up $442.0 million, or 7.8%, and $423.2 million, or 7.5%, respectively, over the same periods of 2024.
Interest income on securities, excluding dividends on FHLB stock, for the three months ended June 30, 2025, was in line with same period in 2024. For the six months ended June 30, 2025, interest income on securities, excluding dividends on FHLB stock, was down $945,000 or 4.4% when compared to the same period in 2024, driven by lower average balances partially offset by higher yields when compared to the prior year. The average yield on total securities for the three and six months ended June 30, 2025, was up 13 and 8 basis points, respectively, over the same periods in 2024, while average balances for securities were down $112.3 million, or 6.2%, and $136.8 million, or 7.5%, respectively, from the same periods in 2024.
Interest expense for the three and six months ended June 30, 2025 decreased $771,000, or 2.2%, and $479,000 or 0.7%, compared to the same periods in 2024. The decrease reflects lower average costs of interest-bearing liabilities, largely a result of improved funding mix and lower borrowing rates. For the three and six months ended June 30, 2025, the average cost of interest bearing liabilities was down 20 basis points and 14 basis points, respectively, from the same periods in 2024, while average interest-bearing liabilities were up $288.6 million or 3.8% and $266.5 million or 5.1%.
The average cost of interest-bearing deposits for the three and six months ended June 30, 2025 was 2.24%, down 3 basis points compared to the three month period ended June 30, 2024, and up 2 basis points compared to the same six month period in 2024. Average interest-bearing deposits for the three and six months ended June 30, 2025, were up $424.8 million, or 9.5%, and $365.7 million, or 8.1%, respectively, from the same periods in 2024. Average time deposits for the three and six months ended June 30, 2025 were up $242.8 million or 24.6% and $206.7 million or 20.9%, respectively, compared to the same periods in 2024, while the average cost of time deposits was down 30 and 22 basis points, respectively, over the same periods.
Average other borrowings for the three and six months ended June 30, 2025 were down $138.1 million, or 20.0%, and $99.5 million, or 15.2%, respectively, compared to the same periods in 2024. The average rate paid on other borrowings for the three and six months ended June 30, 2025 was down 90 basis points and 85 basis points, respectively, over the same periods in 2024.
Provision for Credit Losses
The provision for credit losses represents management’s estimate of the amount necessary to maintain the allowance for credit losses ("ACL") at an appropriate level. Provision for credit losses for the second quarter of 2025 was $2.8 million compared to $2.2 million for the second quarter of 2024. Provision for credit losses for the six months ended June 30, 2025 was $8.1 million compared to $3.0 million for the six months ended June 30, 2024. The increase in provision expense for the quarter and year-to-date periods compared to the same periods in 2024 was mainly due to a charge-off on one commercial real estate relationship, and updated economic forecasts. The provision for credit losses for the three and six months ended June 30, 2025 included a credit of $6,000 and an expense of $21,000, respectively, related to off-balance sheet credit exposures compared to an expense of $308,000 and $814,000, respectively, for the same periods in 2024. The change in off-balance sheet reserves was mainly due to changes related to commercial loan pipelines. The section captioned "Financial Condition – The Allowance for Credit Losses" below has further details on the allowance for credit losses and asset quality metrics.

Noninterest Income
Noninterest income of $22.5 million and $47.5 million for the three and six months ended June 30, 2025, was up $736,000, or 3.4% and $3.6 million, or 8.3%, respectively, from the same periods in 2024. The increase in quarterly and year-to-date noninterest income compared to the three and six months ended June 30, 2024, was mainly driven by insurance commissions and fees and other income.
Insurance commissions and fees, the largest component of noninterest income, were $9.6 million for the second quarter of 2025, an increase of $522,000 or 5.7% from the same period for the prior year. For the first six months of 2025, insurance commissions and fees were up $1.9 million, or 9.6%, compared to the same period in 2024. The increase in revenues for the three and six months ended June 30, 2025 compared to the same periods in 2024 was due to growth in commercial and personal lines revenue from new business and rate increases related to market conditions, along with an increase in contingency revenue based on premium growth and improved ratios related to carrier profit sharing calculations.
Wealth management fees of $5.0 million in the second quarter of 2025 were up $115,000 or 2.4% compared to the second quarter of 2024. For the first six months of 2025, wealth management fees were up $297,000, or 3.0% compared to the same period in 2024. Wealth management fees include trust services, financial planning, wealth management services, and brokerage related services. The fair value of assets managed by, or in custody of, Tompkins was $2.8 billion at June 30, 2025, down $308.9 million or 9.8% from June 30, 2024, mainly attributable to the sale of certain customer accounts.
Card services income in the second quarter of 2025 was down $128,000, or 3.9% from the same period in 2024, and down $441,000, or 7.1% for the six months ended June 30, 2025 compared to the same period in 2024. The six month period in 2024 included a one-time $255,000 sign-on bonus associated with renewal of a card services contract.
Other income of $3.0 million in the second quarter of 2025 was up $196,000, or 7.0%, compared to the same period in 2024. For the first six months of 2025, other income of $6.9 million was up $1.8 million, or 36.7%, compared to the same period in 2024. The increase for the three months ended June 30, 2025 compared to the same period in 2024 was mainly due to gains on sales of residential loans (up $351,000) and gains on sales of certain customer accounts within the wealth management business (up $256,000), partially offset by lower income on bank owned life insurance (down $450,000). The increase for the six months ended June 30, 2025 compared to the same period in 2024 was mainly attributable to a $1.9 million gain on the sale of OREO, and gains on sales of residential loans (up $731,000), partially offset by decreases in derivatives related income (down $401,000) and income related to bank owned life insurance (down $385,000).
Noninterest Expense
Noninterest expense of $51.6 million for the second quarter of 2025 was up $1.7 million or 3.4% over the second quarter of 2024. Noninterest expense of $102.2 million for the first six months of 2025 was up $2.4 million, or 2.4%, compared to the same period in 2024. The increases in noninterest expense for the three and six month periods were driven primarily by increased expenses associated with compensation and benefits.
Expenses associated with compensation and benefits comprise the largest component of noninterest expense. Total salaries, wages and benefits for the three months ended June 30, 2025, were up $2.1 million, or 6.6%, over the same period in 2024, and for the six months ended June 30, 2025 were up $3.0 million or 4.9% over the same period in 2024. For both the three and six months ended June 30, 2025, increases were driven largely by annual merit increases and increases in health insurance expense.
Income Tax Expense
The provision for income taxes was $6.8 million for an effective rate of 24.0% for the second quarter of 2025, compared to a tax provision of $4.9 million and an effective rate of 23.8% for the same quarter in 2024. For the first six months of 2025, the provision for income taxes was $12.9 million for an effective rate of 23.9% compared to tax provision of $10.1 million and an effective rate of 23.6% for the same period in 2024. The effective rates differ from the U.S. and state statutory rates primarily due to the effect of tax-exempt income from loans, securities and life insurance assets, and the income tax effects associated with stock-based compensation.
FINANCIAL CONDITION
Total assets were $8.4 billion at June 30, 2025, up $264.7 million, or 3.3%, from December 31, 2024. Total loans were up $152.7 million, or 2.5%, cash and cash equivalents were up $78.2 million, or 58.2%, and total securities were up $43.9 million, or 2.8%, compared to December 31, 2024. Total deposits at June 30, 2025 were up $244.0 million, or 3.8%, and borrowings were down $117.6 million, or 14.9%, from December 31, 2024.

Securities
As of June 30, 2025, the Company’s securities portfolio was $1.6 billion, or 19.0% of total assets compared to $1.5 billion, or 19.1% of total assets at year end 2024. The following tables detail the composition of the securities portfolio:

Available-for-Sale Debt Securities	June 30, 2025		December 31, 2024
(In thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
U.S. Treasuries	$55,318	$53,060	$75,141	$71,497
Obligations of U.S. Government sponsored entities	393,391	383,939	398,648	380,280
Obligations of U.S. states and political subdivisions	83,446	76,111	86,328	77,694
Mortgage-backed securities - residential, issued by
U.S. Government agencies	93,039	88,724	68,130	63,254
U.S. Government sponsored entities	752,386	671,091	736,376	636,360
U.S. corporate debt securities	2,500	2,445	2,500	2,447
Total available-for-sale debt securities	$1,380,080	$1,275,370	$1,367,123	$1,231,532

Held-to-Maturity Debt Securities	June 30, 2025		December 31, 2024
(In thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
U.S. Treasuries	$85,938	$77,605	$86,049	$74,688
Obligations of U.S. Government sponsored entities	226,555	201,343	226,413	192,607
Total held-to-maturity debt securities	$312,493	$278,948	$312,462	$267,295
As of June 30, 2025, the available-for-sale debt securities portfolio had net unrealized losses, which reflects the amount that the amortized cost exceeds fair value, of $104.7 million compared to net unrealized losses of $135.6 million at December 31, 2024. The decrease in unrealized losses related to the available-for-sale debt securities portfolio reflects interest rate volatility in the market, the volume and rates associated with securities purchases, and maturities in 2025. Management’s policy is to purchase investment grade securities that on average have relatively short duration, which helps mitigate interest rate risk and provides sources of liquidity without significant risk to capital.
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
The Company determined that at June 30, 2025, all impaired available-for-sale and held-to-maturity debt securities were impaired because of changes in interest rates and levels of market liquidity, relative to when the investment securities were purchased, and not due to the credit worthiness of the underlying issuers. The Company does not have the intent to sell these securities and does not believe it is more likely than not that the Company will be required to sell these securities before a recovery of amortized cost. Therefore, the Company carried no ACL at June 30, 2025 and there was no credit loss expense recognized by the Company with respect to the securities portfolio during the three and six months ended June 30, 2025.

Loans and Leases
Loans and leases as of the end of the second quarter and prior year-end were as follows:

(In thousands)	06/30/2025	12/31/2024
Commercial and industrial
Agriculture	$97,133	$110,007
Commercial and industrial other	909,954	855,568
Subtotal commercial and industrial	1,007,087	965,575
Commercial real estate
Construction	345,416	385,931
Agriculture	225,418	217,582
Commercial real estate other	2,929,747	2,776,304
Subtotal commercial real estate	3,500,581	3,379,817
Residential real estate
Home equity	213,579	204,194
Mortgages	1,356,987	1,366,646
Subtotal residential real estate	1,570,566	1,570,840
Consumer and other
Indirect	113	229
Consumer and other	87,723	96,163
Subtotal consumer and other	87,836	96,392
Leases	11,001	12,484
Total loans and leases	6,177,071	6,025,108
Less: unearned income and deferred costs and fees	(4,417)	(5,186)
Total loans and leases, net of unearned income and deferred costs and fees	$6,172,654	$6,019,922
The below table shows a more detailed break-out of commercial real estate ("CRE") loans as of June 30, 2025 and December 31, 2024:

	06/30/2025		12/31/2024
(In thousands)	Balance	% CRE	Balance	% CRE
Construction	$345,416	9.87%	$385,931	11.40%
Multi-family/Single family real estate	725,421	20.73%	677,532	20.05%
Agriculture	225,418	6.44%	217,582	6.44%
Retail[1]	477,537	13.64%	429,562	12.71%
Hotels/motels	178,848	5.11%	182,437	5.40%
Office space[2]	243,701	6.96%	232,469	6.88%
Industrial[3]	247,583	7.07%	243,616	7.21%
Mixed Use	360,023	10.28%	344,708	10.20%
Medical[4]	174,296	4.98%	148,009	4.38%
Other	522,338	14.92%	517,971	15.33%
Total	$3,500,581	100.00%	$3,379,817	100.00%
[1]Retail included 2.43% and 2.49%, respectively, of owner occupied real estate at June 30, 2025 and December 31, 2024.
[2]Office space included 1.61% and 1.31%, respectively, of owner occupied real estate at June 30, 2025 and December 31, 2024.
[3]Industrial included 2.71% and 2.59%, respectively, of owner occupied real estate at June 30, 2025 and December 31, 2024.
[4]Medical included 2.53% and 2.37%, respectively, of owner occupied real estate at June 30, 2025 and December 31, 2024.
Total loans and leases of $6.2 billion at June 30, 2025 were up $152.7 million, or 2.5%, from December 31, 2024, mainly in the commercial real estate and commercial and industrial loan portfolios. As of June 30, 2025, total loans and leases represented 73.7% of total assets compared to 74.2% of total assets at December 31, 2024.

Residential real estate loans, including home equity loans, were $1.6 billion at June 30, 2025, in line with December 31, 2024, and comprised 25.4% of total loans and leases at June 30, 2025.
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
During the first six months of 2025 and 2024, the Company sold residential loans totaling $34.6 million and $8.2 million, respectively, recognizing gains of $1.0 million and $314,000, respectively. These residential real estate loans were sold without recourse in accordance with standard secondary market loan sale agreements. When residential mortgage loans are sold, the Company typically retains all servicing rights, which provides the Company with a source of fee income. Mortgage servicing rights totaled $1.3 million at June 30, 2025, and $1.1 million at December 31, 2024.
Commercial real estate loans and commercial and industrial loans totaled $3.5 billion and $1.0 billion, respectively, and represented 56.7% and 16.3%, respectively, of total loans and leases as of June 30, 2025. The commercial real estate portfolio was up $120.8 million, or 3.6%, compared to December 31, 2024, while commercial and industrial loans were up $41.5 million, or 4.3%, compared to December 31, 2024.
As of June 30, 2025, agriculturally-related loans totaled $322.6 million, or 5.2%, of total loans and leases, compared to $327.6 million, or 5.4%, of total loans and leases at December 31, 2024. Agriculturally-related loans include loans to dairy farms and crop farms. Agriculturally-related loans are primarily made based on identified cash flows of the borrower with consideration given to underlying collateral, personal guarantees, and government related guarantees. Agriculturally-related loans are generally secured by the assets or property being financed or other business assets such as accounts receivable, livestock, equipment or commodities/crops.
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
The Allowance for Credit Losses
The below table represents the allowance for credit losses as of June 30, 2025 and December 31, 2024. The table provides, as of the dates indicated, an allocation of the allowance for credit losses for inherent loan losses by type. The allocation is neither indicative of the specific amounts or the loan categories in which future charge-offs may occur, nor is it an indicator of future loss trends. The allocation of the allowance for credit losses to each category does not restrict the use of the allowance to absorb losses in any category.

(In thousands)	06/30/2025	12/31/2024	06/30/2024
Allowance for credit losses
Commercial and industrial	$9,160	$7,684	$7,412
Commercial real estate	35,765	35,837	32,559
Residential real estate	12,065	11,345	11,569
Consumer and other	1,509	1,568	1,451
Finance leases	56	62	68
Total	$58,555	$56,496	$53,059
Allowance for credit losses as a percentage of total loans and leases	0.95%	0.94%	0.92%
Allowance/nonperforming loans and leases	111.55%	111.06%	84.94%
Activity in the Company’s allowance for credit losses during the first six months of 2025 and 2024 is illustrated in the table below:

Analysis of the Allowance for Credit Losses
(In thousands)	6/30/2025	06/30/2024
Average loans outstanding during period	$6,077,749	$5,654,576
Balance of allowance at beginning of year	56,496	51,584
LOANS CHARGED-OFF:
Commercial and industrial	198	30
Commercial real estate	4,882	0
Consumer and other	1,297	1,071
Total loans charged-off	$6,377	$1,101
RECOVERIES OF LOANS PREVIOUSLY CHARGED-OFF:
Commercial and industrial	51	18
Commercial real estate	4	3
Residential real estate	35	125
Consumer and other	300	218
Finance Leases	0	0
Total loans recovered	$390	$364
Net loans charged-off (recovered)	5,987	737
Provision for credit losses related to loans	8,046	2,212
Balance of allowance at end of period	$58,555	$53,059
Allowance for credit losses as a percentage of total loans and leases	0.95%	0.92%
Annualized net charge-offs on loans to average total loans and leases during the period	0.40%	0.03%
As of June 30, 2025, the allowance for credit losses was $58.6 million, representing 0.95% of total loans and leases, compared to $56.5 million and 0.94% of total loans and leases at December 31, 2024 and $53.1 million and 0.92% of total loans and leases at June 30, 2024.
The increase in the allowance for credit losses from year-end 2024 reflects loan growth, mainly in commercial real estate and commercial loans, as well as updated economic forecasts for unemployment and gross domestic product for the quarter and increased qualitative reserves for commercial and industrial loans related to asset quality metrics. During the second quarter of 2025, the Company recorded a partial charge-off of $4.7 million related to one commercial real estate relationship totaling $18.1 million, for which there was a specific reserve of $4.2 million. The specific reserve was added in the first quarter of 2025 and reflected the estimated decrease in fair value of the collateral based on a new appraisal received at the end of that quarter. Subsequent to the partial charge-off that decreased the net value of the underlying collateral to fair value, interests in the underlying real property collateral were transferred to a limited liability company in which the Company holds a minority interest. At June 30, 2025, the property was majority occupied by commercial tenants, and was generating positive cash flow. The Company's investment in the limited liability company is accounted for as an equity method investment and included in other assets on the Company's Consolidated Statements of Condition.

The provision for credit losses for loans was $2.8 million for the three months ended June 30, 2025, compared to $1.9 million for the same period in 2024. For the six month period ended June 30, 2025, the provision for credit losses for loans was $8.0 million compared to $2.2 million for the same period in 2024. The provision expense for credit losses for loans is based upon the Company's quarterly evaluation of the appropriateness of the allowance for credit losses. The increase in provision for credit losses for both the three and six month periods ended June 30, 2025 was mainly due to the previously discussed charge-off on one commercial real estate relationship and updated economic forecasts.
Net loan and lease charge-offs for the three and six months ended June 30, 2025 were $5.3 million and $6.0 million, respectively, compared to net charge-offs of $509,000 and $737,000, respectively, for the same periods in 2024. The increase in net charge-offs for the three and six months ended June 30, 2025 compared to the prior year periods was largely related to one commercial real estate relationship as discussed above.
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
For the three months ended June 30, 2025, the provision for credit losses for off-balance sheet credit exposures was a credit of $6,000 compared to provision of $308,000 for the same period in 2024. For the six month period ended June 30, 2025, the provision for credit losses for off-balance sheet credit exposures was $21,000 compared to $814,000 for the same period in 2024. The decrease for both periods in 2025 over 2024 was mainly driven by updates to model assumptions related to average utilization rates for lines of credit.

Analysis of Past Due and Nonperforming Loans
(In thousands)	6/30/2025	12/31/2024	6/30/2024
Loans 90 days past due and accruing
Residential real estate	$1	$9	$0
Consumer and other	165	314	215
Total loans 90 days past due and accruing	$166	$323	$215
Nonaccrual loans
Commercial and industrial	$2,570	$1,542	$2,921
Commercial real estate	32,680	32,590	44,104
Residential real estate	16,949	16,278	15,011
Consumer and other	126	138	217
Total nonaccrual loans	$52,325	$50,548	$62,253
Total nonperforming loans and leases	$52,491	$50,871	$62,468
Other real estate owned	81	14,314	80
Total nonperforming assets	$52,572	$65,185	$62,548
Total nonperforming loans and leases as percentage of total loans and leases	0.85%	0.85%	1.08%
Total nonperforming assets as percentage of total assets	0.63%	0.80%	0.79%
Asset quality measures at June 30, 2025 were generally favorable when compared with December 31, 2024. Nonperforming loans and leases were up $1.6 million, or 3.2%, compared to year end 2024 and represented 0.85% of total loans at June 30, 2025, unchanged from December 31, 2024. Loans past due 30-89 days totaled $5.9 million at June 30, 2025, down $6.4 million from year-end 2024. Loans internally-classified Special Mention or Substandard were down $14.3 million, or 12.9%, compared to December 31, 2024.
Nonperforming assets include loans past due 90 days and accruing, nonaccrual loans, and foreclosed real estate/other real estate owned. Total nonperforming assets of $52.6 million at June 30, 2025 were down $12.6 million, or 19.3%, compared to December 31, 2024, and $10.0 million, or 15.9%, compared to June 30, 2024. The decrease in nonperforming assets at June 30, 2025 compared to December 31, 2024 was largely due to one property totaling approximately $14.3 million in other real estate owned that was sold during the first quarter of 2025. Nonperforming assets represented 0.63% of total assets at June 30, 2025, down from 0.80% at December 31, 2024, and 0.79% at June 30, 2024. Our peer group's average ratio of nonperforming assets to total assets was 0.49% at March 31, 2025.
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
The Company, through its internal loan review function, identified 14 commercial relationships from the loan portfolio totaling $23.5 million at June 30, 2025, that were potential problem, or Substandard, loans. At December 31, 2024, the Company had identified 16 relationships totaling $41.2 million that were potential problem loans. Of the 14 relationships at June 30, 2025 that were Substandard, there were 3 relationships that equaled or exceeded $1.0 million, which in aggregate totaled $19.6 million, the largest of which was $16.0 million. The Company continues to monitor these potential problem relationships; however, management cannot predict the extent to which changing economic conditions or other factors may further impact borrowers. These loans remain in a performing status due to a variety of factors, including payment history, the value of collateral supporting the credits, and government guarantees. These factors, when considered in the aggregate, give management reason to believe that the current risk exposure on these loans does not warrant accounting for these loans as nonperforming. However, these loans do exhibit certain risk factors, which have the potential to cause them to become nonperforming. Accordingly, management's attention is focused on these credits, which are reviewed on at least a quarterly basis.
Capital
Total equity was $761.8 million at June 30, 2025, an increase of $48.3 million, or 6.8%, from December 31, 2024. The increase was driven by net income generation of $41.2 million for the six months ended June 30, 2025, partially offset by dividends declared of $17.9 million and a $23.4 million increase in accumulated other comprehensive income due primarily to the change in the fair value of securities available for sale.
The Company and its subsidiary bank are subject to various regulatory capital requirements administered by Federal bank regulatory agencies. Failure to meet minimum capital requirements can lead to the initiation of certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material adverse effect on the Company’s business, results of operation and financial condition. Under capital adequacy guidelines and the regulatory framework for prompt corrective action (PCA), banks must meet specific guidelines that involve quantitative measures of assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. Capital amounts and classifications of the Company and its subsidiary banks are also subject to qualitative judgments by regulators concerning components, risk weightings, and other factors. Quantitative measures established by regulation to ensure capital adequacy require the maintenance of minimum amounts and ratios of common equity Tier 1 capital, Total capital and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. Management believes that as of June 30, 2025, the Company and its subsidiary bank met all capital adequacy requirements to which they are subject.
The following table provides a summary of the Company’s capital ratios as of June 30, 2025:

Regulatory Capital Analysis
June 30, 2025	Actual		Minimum Capital Required - Basel III Fully Phased-In		Well Capitalized Requirement
(dollar amounts in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk weighted assets)	$823,446	13.15%	$657,294	10.50%	$625,995	10.00%
Tier 1 Capital (to risk weighted assets)	763,406	12.20%	532,095	8.50%	500,796	8.00%
Tier 1 Common Equity (to risk weighted assets)	763,406	12.20%	438,196	7.00%	406,897	6.50%
Tier 1 Capital (to average assets)	763,406	9.36%	326,191	4.00%	407,738	5.00%
As of June 30, 2025, the Company’s capital ratios exceeded the minimum required capital ratios plus the fully phased-in capital conservation buffer, and the minimum required capital ratios for well capitalized institutions. The capital levels required for an institution to be considered well capitalized, presented in the above table, are based upon prompt corrective action regulations, as amended to reflect the changes under Basel III Capital Rules.
Total capital as a percent of risk weighted assets increased to 13.2% at June 30, 2025, compared with 13.1% at December 31, 2024. Tier 1 capital as a percent of risk weighted assets increased to 12.2% at June 30, 2025 compared to 12.1% at December

31, 2024. Tier 1 capital as a percent of average assets was 9.4% at June 30, 2025, up from 9.3% as of December 31, 2024. Common equity Tier 1 capital was 12.2% at June 30, 2025, up from 12.1% at December 31, 2024.
As of June 30, 2025, the capital ratios for the Company’s subsidiary bank also exceeded the minimum required capital ratios for well capitalized institutions, plus the fully phased-in capital conservation buffer.
Deposits and Other Liabilities
Total deposits of $6.7 billion at June 30, 2025 were up $244.0 million, or 3.8%, compared to December 31, 2024, and were up $429.9 million, or 6.8%, compared to June 30, 2024. The increase from year-end 2024 was primarily in checking, money market and savings accounts, which were up $57.2 million, or 1.6%, and time deposits, which were up $157.6 million, or 14.7%. The increase in time deposits included a $138.8 million increase in brokered deposits.
The Company is a participant in the IntraFi Network's IntraFi Cash Service (ICS) and Certificate of Deposit Account Registry Service (CDARS) programs. The Company uses these deposit sweep services to place customer funds from interest-bearing demand accounts, money market accounts, and/or time deposits to be placed with other participating network banks. Customer funds are placed at one or more participating banks to ensure that each deposit customer is eligible for the full amount of FDIC insurance. As a program participant, we receive reciprocal amounts of deposits from other participating network banks equal to the amount of our customer funds placed in the IntraFi Network. In addition to the reciprocal funding programs, the Company may utilize both the ICS and CDARS programs to obtain wholesale funding through One-Way Buy transactions. Funds obtained using One-Way Buy transactions are classified as brokered deposits. At June 30, 2025 the Company held $15.5 million in CDARS One-Way Buy funds.
The most significant source of funding for the Company is core deposits. The Company defines core deposits as total deposits less time deposits of $250,000 or more, brokered deposits, municipal money market deposits, and reciprocal deposit relationships with municipalities. Core deposits increased by $107.6 million, or 2.0%, from year-end 2024, to $5.4 billion at June 30, 2025. Core deposits at June 30, 2025 were up $248.0 million, or 4.8% from June 30, 2024. Core deposits represented 80.0% of total deposits at June 30, 2025, compared to 81.3% of total deposits at December 31, 2024 and 81.5% at June 30, 2024.
The Company uses both retail and wholesale repurchase agreements. Retail repurchase agreements are arrangements with local customers of the Company, in which the Company agrees to sell securities to the customer with an agreement to repurchase those securities at a specified later date. Retail repurchase agreements totaled $42.1 million at June 30, 2025, and $37.0 million at December 31, 2024. Management generally views retail repurchase agreements as an alternative to large time deposits.
The Company has established several unsecured Federal funds purchased lines through various correspondent bank relationships, totaling $149.0 million. Federal funds purchased from correspondent banks totaled $85.0 million as of June 30, 2025 compared to $0 at December 31, 2024.
The Company’s other borrowings totaled $672.7 million at June 30, 2025, down $117.6 million, or 14.9%, from $790.2 million at December 31, 2024. The decrease in other borrowings was mainly due to increased deposit balances. Borrowings at June 30, 2025 consisted of $304.2 million in FHLB overnight advances and $368.4 million of FHLB term advances, compared to $247.0 million in FHLB overnight advances and $543.2 million of FHLB term advances at year end 2024. Of the $368.4 million in FHLB term advances at June 30, 2025, $263.9 million was due to mature in less than one year and $104.5 million was due to mature in over one year.
Liquidity
The objective of liquidity management is to ensure the availability of adequate funding sources to satisfy anticipated demand for credit, deposit withdrawals, and business investment opportunities. The Company’s large, stable core deposit base and strong capital position are the foundation for the Company’s liquidity position. The Company uses a variety of resources to meet its liquidity needs, which include deposits, cash and cash equivalents, short-term investments, cash flow from lending and investing activities, repurchase agreements, and borrowings. The Company’s Asset/Liability Management Committee monitors asset and liability positions of the Company’s subsidiary bank individually and on a combined basis. The Committee reviews periodic reports on liquidity and interest rate sensitivity positions. Comparisons with industry and peer groups are also monitored. The Company’s strong reputation in the communities it serves, along with its strong financial condition, provides access to numerous sources of liquidity as described below. Management believes these diverse liquidity sources provide sufficient means to meet all demands on the Company’s liquidity that are reasonably likely to occur. Management measures liquidity, including the level of cash, unencumbered securities, and the availability of dependable borrowing sources. The Board has set a policy limit stating that reliable sources of liquidity should remain in excess of 6% of total assets. The ratio was 15.0% at June 30, 2025, and 14.7% at December 31, 2024. In addition, the Company maintains access to the Federal Reserve Bank borrowing facility, which improved the reliable sources of liquidity ratio by an additional 3.0% at June 30, 2025, and 1.7% at

December 31, 2024, to 18.0% and 16.4%, respectively. The Company also maintains board policy limits requiring that on-balance sheet liquidity, which includes liquid assets including cash, overnight funds sold, short-term investments, fair value of encumbered investment securities, and the guaranteed portion of government & agency loans, remain above 3% of total assets. As of the end of the second quarter of 2025, this ratio was 10.3%.
Core deposits, discussed above under "Deposits and Other Liabilities", are a primary and low-cost funding source obtained primarily through the Bank's branch network. In addition to core deposits, the Company uses non-core funding sources to support asset growth. These non-core funding sources include time deposits of $250,000 or more, municipal money market deposits, reciprocal deposits, bank borrowings, securities sold under agreements to repurchase and overnight and term advances from the FHLB. Rates and terms are the primary determinants of the mix of these funding sources. Non-core funding sources of $2.1 billion at June 30, 2025 increased $108.9 million, or 5.3%, as compared to December 31, 2024. Non-core funding sources, as a percentage of total liabilities, were 28.2% at June 30, 2025, compared to 27.5% at December 31, 2024.
Non-core funding sources may require securities to be pledged against the underlying liability. Securities held with a carrying value of $921.8 million at June 30, 2025 and $904.2 million at December 31, 2024, were either pledged or sold under agreements to repurchase. Pledged securities represented 54.4% of total securities at June 30, 2025, compared to 53.8% of total securities at December 31, 2024.
Cash and cash equivalents totaled $212.6 million as of June 30, 2025 which increased from $134.4 million at December 31, 2024. Short-term investments, consisting of securities due in one year or less, decreased from $99.2 million at December 31, 2024, to $80.1 million at June 30, 2025.
Cash flow from the loan and investment portfolios provides a significant source of liquidity. These assets may have stated maturities in excess of one year, but have monthly principal reductions. Total mortgage-backed securities, at fair value, were $759.8 million at June 30, 2025 compared with $699.6 million at December 31, 2024. Outstanding principal balances of residential mortgage loans, consumer loans, and leases totaled approximately $1.7 billion at June 30, 2025, down $10.3 million, or 0.6% compared with December 31, 2024. Aggregate amortization from monthly payments on these assets provides significant additional cash flow to the Company.
The Company's liquidity is enhanced by ready access to national and regional wholesale funding sources including Federal funds purchased, repurchase agreements, brokered deposits, and FHLB advances. Through its subsidiary bank, the Company has borrowing relationships with the FHLB and correspondent banks, which provide secured and unsecured borrowing capacity. As a member of the FHLB, the Company can use certain unencumbered mortgage-related assets and securities to secure borrowings from the FHLB. At June 30, 2025, the established borrowing capacity with the FHLB was $1.4 billion, or 16.3% of total assets, with available unencumbered mortgage-related assets of $499.5 million. Additional assets may also qualify as collateral for FHLB advances, upon approval of the FHLB. Additionally, through various programs at the Federal Reserve Bank, the Company has the ability to use certain unencumbered loans and securities to secure borrowings from the Federal Reserve Bank's Discount Window. At June 30, 2025 the Company's available borrowing capacity with the Federal Reserve Bank was $248.1 million, all of which was secured by loans. In addition to the available borrowing lines at the FHLB and Federal Reserve Bank, as of June 30, 2025, the Company maintained $640.5 million of unencumbered securities which could be pledged to further enhance secured borrowing capacity.
Non-GAAP Disclosure
The following table includes disclosure of non-GAAP financial measures. Tangible common equity, a non-GAAP financial measure, is total stockholders' equity less intangible assets. Tangible book value per share is tangible equity divided by total shares issued and outstanding. These measures adjust common equity per share to exclude the effects of goodwill and intangible amortization expense on earnings, equity, and capital. The Company believes the non-GAAP measures provide meaningful comparisons of our underlying operational performance and facilitate management's and investors' assessments of business and performance trends in comparison to others in the financial services industry. These non-GAAP financial measures should not be considered in isolation or as a measure of the Company's profitability or liquidity; they should be considered as supplemental in nature and not as a substitute for the related financial information prepared in accordance with GAAP. Tangible common equity and tangible book value per share as presented herein may be different from non-GAAP financial measures used by other companies, and may not be comparable to similarly titled measures reported by other companies. Further, the Company may utilize other measures to illustrate performance in the future. Non-GAAP financial measures have limitations since they do not reflect all of the amounts associated with the Company's results of operations as determined in accordance with GAAP.

Reconciliation of Tangible Book Value Per Share (non-GAAP) to Common Equity Book Value Per Share (GAAP)
	Quarter-Ended	Year-ended
(In thousands, except share and per share data)	06/30/2025	12/31/2024
Total common equity (GAAP)	$761,793	$713,444
Less: Goodwill and intangibles	93,503	93,670
Tangible common equity (Non-GAAP)	668,290	619,774
Ending shares outstanding	14,430,985	14,436,363
Common equity book value per share (GAAP)	$52.79	$49.42
Tangible book value per share (Non-GAAP)	$46.31	$42.93
Item 3. Quantitative and Qualitative Disclosure About Market Risk
Interest rate risk is the primary market risk category associated with the Company’s operations. Interest rate risk refers to the volatility of earnings caused by changes in interest rates. The Company manages interest rate risk using income simulation to measure interest rate risk inherent in its on-balance sheet and off-balance sheet financial instruments at a given point in time. The simulation models are used to estimate the potential effect of interest rate shifts on net interest income for future periods. Each quarter the Company’s Asset/Liability Management Committee reviews the simulation results to determine whether the exposure of net interest income to changes in interest rates remains within Board-approved levels. The Committee also considers strategies to manage this exposure and incorporates these strategies into the investment and funding decisions of the Company. The Company uses derivatives to manage various risks and to accommodate the business requirements of its customers. Additional information on derivatives is available in "Note 11 - Derivatives and Hedging Activities" in the Notes to Consolidated Financial Statements in Part I, Item 1, "Financial Statements" of this Report on Form 10-Q.
The Company’s Board of Directors has set a policy that interest rate risk exposure will remain within a range whereby net interest income will not decline by more than 10% in one year as a result of a 100 basis point parallel change in rates. Based upon the most recent simulation analysis performed as of May 31, 2025, a 200 basis point parallel upward change in interest rates over a one-year time frame would result in a one-year decrease in net interest income from the base case of approximately 3.2%, while a 200 basis point parallel decline in interest rates over a one-year period would result in a one year increase in net interest income of 3.2% from the base case. This simulation assumes no balance sheet growth, no changes in balance sheet mix, deposit rates move in a manner that reflects the historical relationship between deposit rate movement and changes in Federal funds rate, and no management action to address balance sheet mismatches.
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
The most recent simulation of a base case scenario, which in addition to the above assumptions, also assumes interest rates remain unchanged from the date of the simulation, reflects net interest income trending higher over the next 12 to 18 months.
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
In addition to the simulation analysis, management uses an interest rate gap measure. The table below is a Condensed Static Gap Report, which illustrates the anticipated repricing intervals of assets and liabilities as of June 30, 2025. The Company’s one-year net interest rate gap was a negative $413.8 million, or 4.94% of total assets at June 30, 2025, compared with a negative $565.8 million, or 6.98% of total assets at December 31, 2024. A negative gap position exists when the amount of interest-bearing liabilities maturing or repricing exceeds the amount of interest-earning assets maturing or repricing within a particular time period. This analysis suggests that the Company’s net interest income contains a higher degree of risk in a rising rate environment over the next 12 months. An interest rate gap measure could be affected by external factors such as a rise or decline in interest rates, loan or securities prepayments, and deposit withdrawals.

Condensed Static Gap - June 30, 2025			Repricing Interval
(In thousands)	Total	0-3 months	3-6 months	6-12 months	Cumulative 12 months
Interest-earning assets[1]	$8,021,959	$1,710,869	$344,404	$634,733	$2,690,006
Interest-bearing liabilities	5,641,864	2,403,779	385,624	314,382	3,103,785
Net gap position		$(692,910)	$(41,220)	$320,351	$(413,779)
Net gap position as a percentage of total assets		(8.27)%	(0.49)%	3.83%	(4.94)%
 1 Balances of available securities are shown at amortized cost
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2025.
Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this Report on Form 10-Q, the Company's disclosure controls and procedures were effective.
Changes in Internal Control Over Financial Reporting
There were no changes in the Company's internal control over financial reporting that occurred during the quarter ended June 30, 2025, that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
PART II - OTHER INFORMATION
Item 1. Legal Proceedings
The Company is subject to various claims and legal actions that arise in the ordinary course of conducting business. As of June 30, 2025, management, after consultation with legal counsel, does not anticipate that the aggregate ultimate liability arising out of litigation pending or threatened against the Company or its subsidiaries will be material to the Company's consolidated financial position. On at least a quarterly basis, the Company assesses its liabilities and contingencies in connection with such legal proceedings. Although the Company does not believe that the outcome of pending litigation will be material to the Company's consolidated financial position, it cannot rule out the possibility that such outcomes will be material to the consolidated results of operations for a particular reporting period in the future.
Item 1A. Risk Factors
There have been no material changes in the risk factors previously disclosed under Item 1A. in the Company's Annual Report on Form 10-K, for the fiscal year ended December 31, 2024.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
	(a)	(b)	(c)	(d)
April 1, 2025 through April 30, 2025	2,072	$63.35	0	400,000
May 1, 2025 through May 31, 2025	2,120	64.53	0	400,000
June 1, 2025 through June 30, 2025	0	0.00	0	400,000
Total	4,192	$63.94	0	400,000

Included in the table above are 2,072 shares purchased in April 2025, at an average cost of $63.35, and 638 shares purchased in May 2025, at an average cost of $65.44, by the trustee of the rabbi trust established by the Company under the Company’s Stock Retainer Plan For Eligible Directors of Tompkins Financial Corporation and Participating Subsidiaries (the "Director Retainer Plan"), which were part of the director deferred compensation under that plan. In addition, the table includes 1,482 shares delivered to the Company in May 2025 at an average cost of $64.13 to satisfy mandatory tax withholding requirements upon vesting of restricted stock under the Company's 2019 Equity Incentive Plan.
On July 20, 2023, the Company’s Board of Directors authorized a share repurchase plan (the “2023 Repurchase Plan”) under which the Company could repurchase up to 400,000 shares of the Company’s common stock over the 24 months following adoption of the plan. Shares could be repurchased from time to time under the 2023 Repurchase Plan in open market transactions at prevailing market prices, in privately negotiated transactions, or by other means in accordance with federal securities laws. The repurchase program could be suspended, modified or terminated by the Board of Directors at any time for any reason. As of June 30, 2025, no shares had been repurchased under the 2023 Repurchase Plan. The 2023 Repurchase Plan expired by its terms on July 20, 2025 and, as previously reported by the Company in a Form 8-K filed on July 25, 2025, was replaced by a new share repurchase plan approved by the Company's Board of Directors.
Recent Sales of Unregistered Securities
On April 3, 2025, we issued an aggregate of 581 shares of our common stock to non-employee members of our Board of Directors who elected to receive all or a portion of their quarterly director retainer fees in Company stock pursuant to the Director Retainer Plan. These shares were valued based on the closing market price per share of our common stock of $63.35 on April 3, 2025, for an aggregate value of $36,806.35. The shares were issued to our non-employee directors in private transactions exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended.
Item 3. Defaults Upon Senior Securities
None
Item 4. Mine Safety Disclosures
Not applicable
Item 5. Other Information
(a)
None
(b)
None
(c)
None

Item 6. Exhibits
EXHIBIT INDEX

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of the Company, incorporated herein by reference to Exhibit 3(i) to the Company’s Form 10-Q, filed with the Commission on August 11, 2008.
3.2	Second Amended and Restated Bylaws of the Company, incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the Commission on January 31, 2011.
31.1	Certification of Principal Executive Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended (filed herewith).
31.2	Certification of Principal Financial Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended (filed herewith).
32.1	Certification of Principal Executive Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, 18 U.S.C. Section 1350 (filed herewith).
32.2	Certification of Principal Financial Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, 18 U.S.C. Section 1350 (filed herewith).
101 INS**	The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document
101 SCH**	Inline XBRL Taxonomy Extension Schema Document
101 CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101 DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document
101 LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document
101 PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the interactive data file because its XBRL tags are embedded with the inline XBRL document.
** Attached as Exhibit 101 to this report are the following formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Condition as of June 30, 2025 and December 31, 2024; (ii) Consolidated Statements of Income for the three and six months ended June 30, 2025 and 2024; (iii) Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2025 and 2024; (iv) Consolidated Statements of Cash Flows for the six months ended June 30, 2025 and 2024; (v) Consolidated Statements of Changes in Shareholders' Equity for the three and six months ended June 30, 2025 and 2024; and (vi) Notes to Unaudited Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: August 05, 2025
TOMPKINS FINANCIAL CORPORATION

By:	/s/ Stephen S. Romaine
Stephen S. Romaine
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Matthew D. Tomazin
Matthew D. Tomazin
Executive Vice President, Chief Financial Officer, and Treasurer
(Principal Financial Officer)